Form 10-K
period 2010-12-31
REINSURANCE GROUP OF AMERICA INC
filed 2011-02-28
CIK 898174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2010

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number 1-11848
REINSURANCE GROUP OF AMERICA, INCORPORATED
(Exact name of registrant as specified in its charter)

Missouri	43-1627032
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1370 Timberlake Manor Parkway, Chesterfield, Missouri	63017
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (636) 736-7000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 Trust Preferred Income Equity Redeemable Securities (PIERS sm) Units	New York Stock Exchange New York Stock Exchange
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
(Do not check if a Smaller reporting company)
Indicate by check mark whether the registrant is a shell company. Yes ☐ No ☑
The aggregate market value of the stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2010, as reported on the New York Stock Exchange was approximately $3.3 billion.
As of January 31, 2011, 73,379,726 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Definitive Proxy Statement in connection with the 2011 Annual Meeting of Shareholders (“the Proxy Statement”) which will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended December 31, 2010, are incorporated by reference in Part III of this Form 10-K.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

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
     The Company is primarily engaged in traditional life and health for individual and group coverages, annuity, critical illness and financial reinsurance. RGA and its predecessor, the Reinsurance Division of General American, a Missouri life insurance company, have been engaged in the business of life reinsurance since 1973. The Company’s operations in the U.S. and Canada contributed approximately 69.0% of its consolidated net premiums during 2010. In 1994, the Company began expanding into international markets and now has subsidiaries, branch operations, or representative offices in Australia, Barbados, Bermuda, China, France, Germany, Hong Kong, India, Ireland, Italy, Japan, Mexico, the Netherlands, Poland, South Africa, South Korea, Spain, Taiwan and the United Kingdom (“UK”). RGA is considered one of the leading life reinsurers in the world based on premiums and the amount of life reinsurance in force. As of December 31, 2010, the Company had approximately $2.5 trillion of life reinsurance in force and $29.1 billion in consolidated assets.
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
     Life reinsurance primarily refers to reinsurance of individual or group-issued term life insurance policies, whole life insurance policies, universal life insurance policies, and joint and last survivor insurance policies. Asset-intensive reinsurance primarily refers to reinsurance of annuities and corporate-owned life insurance. Critical illness reinsurance provides a benefit in the event of the diagnosis of a pre-defined critical illness. Financial reinsurance primarily involves assisting ceding companies in meeting applicable regulatory requirements while enhancing the ceding companies’ financial strength and regulatory surplus position. Financial reinsurance transactions do not qualify as reinsurance under U.S. generally accepted accounting principles (“GAAP”). Due to the low risk nature of financial reinsurance transactions they are reported based on deposit accounting guidelines. Ceding companies typically contract with more than one reinsurance company to reinsure their business.
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
     Reinsurers may place assets in trust to satisfy collateral requirements for certain treaties. As of December 31, 2010, the Company held securities in trust for this purpose with amortized costs of $1,419.3 million and $1,851.1 million for the benefit of certain subsidiaries and third-party reinsurance treaties, respectively. Under certain conditions, RGA may be obligated to move reinsurance from one RGA subsidiary to another RGA subsidiary or make payments under a given treaty. These conditions include change in control or ratings of the subsidiary, insolvency, nonperformance under a treaty, or loss of the reinsurance license of such subsidiary. If RGA is ever required to perform under these obligations, the risk to the consolidated company under the reinsurance treaties would not change; however, additional capital may be required due to the change in jurisdiction of the subsidiary reinsuring the business and may create a strain on liquidity.
     During 2006, RGA’s subsidiary, Timberlake Financial, L.L.C. (“Timberlake Financial”), issued $850.0 million of Series A Floating Rate Insured Notes due June 2036 in a private placement. The notes were issued to fund the collateral requirements for statutory reserves required by the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX) on specified term life insurance policies reinsured by RGA Reinsurance. Proceeds from the notes and the Company’s direct investment in Timberlake Financial were deposited into a series of trust accounts as collateral and are not available to satisfy the general obligations of the Company. As of December 31, 2010, the Company held assets in trust and in custody of $885.3 million for this purpose, which is not included above. See Note 16 — “Collateral Finance Facility” in the Notes to Consolidated Financial Statements for additional information on the Timberlake Financial notes.
     Some treaties give the ceding company the right to force the reinsurer to place assets in trust for the ceding company’s benefit to provide collateral for statutory reserve credits taken by the ceding company, in the event of a downgrade of the reinsurer’s ratings to specified levels, generally non-investment grade levels, or if minimum levels of financial condition are not maintained. As of December 31, 2010, the Company had approximately $1,138.5 million in statutory reserves associated with these types of treaties. Assets placed in trust continue to be owned by the Company, but their use is restricted based on the terms of the trust agreement.
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

     The Company has five geographic-based operational segments: U.S., Canada, Europe & South Africa, Asia Pacific and Corporate and Other. These operating segments write reinsurance business that is wholly or partially retained in one or more of the Company’s reinsurance subsidiaries. See “Segments” for more information concerning the Company’s operating segments.
Intercorporate Relationships
     On September 12, 2008 (“the Divestiture Date”), the Company’s majority shareholder, General American Life Insurance Company (“General American”), disposed of its majority ownership in the Company. General American is a wholly-owned subsidiary of MetLife, Inc. (“MetLife”), a New York-based insurance and financial services holding company. Prior to the Divestiture Date, General American and MetLife provided certain administrative services to RGA and RGA Reinsurance. Such services included risk management and corporate travel. The cost of these services for the year ended December 31, 2008 was approximately $1.8 million (through the Divestiture Date), included in other expenses. Management does not believe that the various amounts charged for these services would have been materially different if they had been incurred from an unrelated third party.
     RGA Reinsurance also has a product license and service agreement with MetLife. Under this agreement, RGA has licensed the use of its electronic underwriting product to MetLife and provides internet hosting services, installation and modification services for the product. The Company recorded revenue under the agreement for the year ended December 31, 2008 of approximately $0.6 million (through the Divestiture Date).
     The Company also had arms-length direct policies and reinsurance agreements with MetLife and certain of its subsidiaries. These direct policies and reinsurance agreements with MetLife and certain of its subsidiaries continue to be in place after the Divestiture Date. The Company reflected net premiums from these agreements of approximately $163.5 million (through the Divestiture Date) in 2008. The premiums reflect the net of business assumed from and ceded to MetLife and its subsidiaries. The pre-tax income, excluding investment income allocated to support the business, was approximately $15.8 million (through the Divestiture Date) in 2008.
Ratings
     Insurer financial strength ratings, sometimes referred to as claims paying ratings, represent the opinions of rating agencies regarding the financial ability of an insurance company to meet its obligations under an insurance policy. The Company’s insurer financial strength ratings as of the date of this filing are listed in the table below for each rating agency that meets with the Company’s management on a regular basis:

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
     The ability to write reinsurance partially depends on an insurer’s financial condition and its financial strength ratings. These ratings are based on an insurance company’s ability to pay policyholder obligations and are not directed toward the protection of investors
     A ratings downgrade could adversely affect the Company’s ability to compete. See Item 1A — “Risk Factors” for more on the potential effects of a ratings downgrade.

Regulation
     RGA Reinsurance, Parkway Reinsurance Company (“Parkway Re”) and RCM; Timberlake Reinsurance Company II (“Timberlake Re”); RGA Canada; RGA Barbados, RGA Americas, Manor Reinsurance, Ltd. (“Manor Re”), RGA Atlantic and RGA Worldwide Reinsurance Company, Ltd. (“RGA Worldwide”); RGA Global Reinsurance Company, Ltd. (“RGA Global”); RGA Australia; RGA International Reinsurance Company (“RGA International”); RGA Reinsurance Company of South Africa, Limited (“RGA South Africa”); and RGA UK are regulated by authorities in Missouri, South Carolina, Canada, Barbados, Bermuda, Australia, Ireland, South Africa, and the United Kingdom, respectively. RGA Reinsurance, RGA Global and RGA International are also subject to regulations in the other jurisdictions in which they are licensed or authorized to do business. Insurance laws and regulations, among other things, establish minimum capital requirements and limit the amount of dividends, distributions, and intercompany payments affiliates can make without prior regulatory approval. Additionally, insurance laws and regulations impose restrictions on the amounts and type of investments that insurance companies may hold. In addition, new standards to be imposed upon European insurers, Bermuda insurers, Canadian insurers and U.S. insurers by Solvency II, revisions to the insurance laws of Bermuda, changes in Canada and revisions to the insurance holding company laws in the U.S. could, in the near future, affect RGA UK, RGA International, RGA Global, RGA Canada, and RGA Reinsurance, and the clients of each to varying degrees.
     General
     The insurance laws and regulations, as well as the level of supervisory authority that may be exercised by the various insurance departments, vary by jurisdiction, but generally grant broad powers to supervisory agencies or regulators to examine and supervise insurance companies and insurance holding companies with respect to every significant aspect of the conduct of the insurance business, including approval or modification of contractual arrangements. These laws and regulations generally require insurance companies to meet certain solvency standards and asset tests, to maintain minimum standards of business conduct, and to file certain reports with regulatory authorities, including information concerning their capital structure, ownership, and financial condition; and subject insurers to potential assessments for amounts paid by guarantee funds. RGA Reinsurance and RCM are subject to the state of Missouri’s adoption of the National Association of Insurance Commissioners (“NAIC”) Model Audit Rule which requires an insurer to have an annual audit by an independent certified public accountant, provide an annual management report of internal control over financial reporting, file the resulting reports with the Director of Insurance and maintain an audit committee. Moreover, new model insurance holding company standards promulgated by the NAIC during 2010 will likely be adopted by the state of Missouri in 2012 to require greater disclosure to regulators of matters within the RGA group of companies. In addition, more regulation is expected to be introduced during 2011 in light of the Dodd-Frank Wall Street Reform and Consumer Protection Act.
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
     Although some of the rates and policy terms of U.S. direct insurance agreements are regulated by state insurance departments, the rates, policy terms, and conditions of reinsurance agreements generally are not subject to regulation by any regulatory authority. The same is true outside of the U.S. In the U.S., however, the NAIC Model Law on Credit for Reinsurance, which has been adopted in most states, imposes certain requirements for an insurer to take reserve credit for risk ceded to a reinsurer. Generally, the reinsurer is required to be licensed or accredited in the insurer’s state of domicile, or security must be posted for reserves transferred to the reinsurer in the form of letters of credit or assets placed in trust. The NAIC Life and Health Reinsurance Agreements Model Regulation, which has been passed in most states, imposes additional requirements for insurers to claim reserve credit for reinsurance ceded (excluding yearly renewable term reinsurance and non-proportional reinsurance). These requirements include bona fide risk transfer, an insolvency clause, written agreements, and filing of reinsurance agreements involving in force business, among other things. Outside of the U.S., rules for reinsurance and requirements for minimum risk transfer are less specific and are less likely to be published as rules, but nevertheless standards can be imposed to varying extents.
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
     RGA Reinsurance, Parkway Re and RCM prepare statutory financial statements in conformity with accounting practices prescribed or permitted by the State of Missouri. Timberlake Re prepares statutory financial statements in conformity with accounting practices prescribed or permitted by the State of South Carolina. Both states require domestic insurance companies to prepare their statutory financial statements in accordance with the NAIC Accounting Practices and Procedures manual subject to any deviations prescribed or permitted by each state’s insurance commissioner. The Company’s non-U.S. subsidiaries are subject to the regulations and reporting requirements of their respective countries of domicile. In the future, a convergence between U.S. reporting standards and International Financial Reporting Standards is likely to occur, which may affect the presentation of the Company’s financial statements.
     Capital Requirements
     Risk-Based Capital (“RBC”) guidelines promulgated by the NAIC are applicable to RGA Reinsurance and RCM, and identify minimum capital requirements based upon business levels and asset mix. RGA Reinsurance and RCM maintain capital levels in excess of the amounts required by the applicable guidelines. Regulations in international jurisdictions also require certain minimum capital levels, and subject the companies operating there to oversight by the applicable regulatory bodies. The Company’s operations meet the minimum capital requirements in their respective jurisdictions. The Company cannot predict the effect that any proposed or future legislation or rule making in the countries in which it operates may have on the financial condition or operations of the Company or its subsidiaries. The Company’s non-U.S. subsidiaries are also subject to the capital requirements imposed in their countries of domicile.
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
     Under current Missouri insurance laws and regulations, unless (i) certain filings are made with the MDI, (ii) certain requirements are met, including a public hearing, and (iii) approval or exemption is granted by the Director of the MDI, no person may acquire any voting security or security convertible into a voting security of an insurance holding company, such as RGA, which controls a Missouri insurance company, or merge with such an insurance holding company, if as a result of such transaction such person would “control” the insurance holding company. “Control” is presumed to exist under Missouri law if a person directly or indirectly owns or controls 10% or more of the voting securities of another person. New model insurance holding company standards promulgated by the NAIC during 2010 will likely be adopted by the state of Missouri in 2012 to require greater disclosure to regulators of matters within the RGA group of companies.
     In addition to RGA Reinsurance, RCM and Parkway Re, RGA Canada, RGA UK, RGA International, RGA Global and other insurance subsidiaries of RGA are subject to various regulations in their respective jurisdictions.
     Restrictions on Dividends and Distributions
     Current Missouri law, applicable to RCM, and its wholly-owned subsidiary, RGA Reinsurance, permits the payment of dividends or distributions which, together with dividends or distributions paid during the preceding twelve months, do not exceed the greater of (i) 10% of statutory capital and surplus as of the preceding December 31, or (ii) statutory net gain from operations for the preceding calendar year. Any proposed dividend in excess of this amount is considered an “extraordinary dividend” and may not be paid until it has been approved, or a 30-day waiting period has passed during which it has not been disapproved, by the Director of the MDI. Additionally, dividends may be paid only to the extent the insurer has unassigned surplus (as opposed to contributed surplus). Pursuant to these restrictions, RCM’s and RGA Reinsurance’s allowable dividends without prior approval for 2011 are approximately $148.7 million and $152.9 million, respectively. Any dividends paid by RGA Reinsurance would be paid to RCM, which in turn has the ability to pay dividends to RGA. The MDI allows RCM to pay a dividend to RGA to the extent RCM received the dividend from RGA Reinsurance, without limitation related to the level of unassigned surplus. Historically, RGA has not relied upon dividends from its subsidiaries to fund its obligations. However, the regulatory limitations described here could limit the Company’s financial flexibility in the future should it choose to or need to use subsidiary dividends as a funding source for its obligations.
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
     Missouri insurance laws and regulations also require that the statutory surplus of RCM and RGA Reinsurance following any dividend or distribution be reasonable in relation to their outstanding liabilities and adequate to meet their financial needs. The Director of the MDI may call for a rescission of the payment of a dividend or distribution by RGA Reinsurance or RCM that would cause their statutory surplus to be inadequate under the standards of the Missouri insurance regulations.
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
     Federal Regulation
     With enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act during 2010, discussions will continue in the Congress of the United States concerning the future of the McCarran-Ferguson Act, which exempts the “business of insurance” from most federal laws, including anti-trust laws, to the extent such business is subject to state regulation. Judicial decisions narrowing the definition of what constitutes the “business of insurance” and repeal or modification of the McCarran-Ferguson Act may limit the ability of the Company, and RGA Reinsurance in particular, to share information with respect to matters such as rate setting, underwriting, and claims management. Likewise, discussions continue in the Congress of the United States concerning potential future regulation of insurance and reinsurance at the Federal level. It is not possible to predict the effect of such decisions or changes in the law on the operation of the Company, but it is now more likely than in the past that insurance or reinsurance may be regulated at the Federal level in the U.S. The impact of the U.S. Federal Government’s involvement in insurance or reinsurance regulation may have the effect of allowing foreign competitors to provide reinsurance to U.S. insurers with reduced collateral requirements. This may ultimately lower the cost at which RGA Reinsurance’s competitors are able to provide reinsurance to U.S. insurers.
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
Customer Base
     The Company provides reinsurance products primarily to the largest life insurance companies in the world. In 2010, the Company’s five largest clients generated approximately $1,921.5 million or 26.7% of the Company’s gross premiums. In addition, 10 other clients each generated annual gross premiums of $100.0 million or more, and the aggregate gross premiums from these clients represented approximately 23.7% of the Company’s gross premiums. No individual client generated 10% or more of the Company’s total gross premiums. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.

Competition
     Reinsurers compete on the basis of many factors, including financial strength, pricing and other terms and conditions of reinsurance agreements, reputation, service, and experience in the types of business underwritten. The Company’s competition includes other reinsurance companies as well as other providers of financial services. The Company believes that its primary competitors on a global basis are currently the following, or their affiliates: Munich Re, Swiss Re, Hannover Re, SCOR Global Re, Berkshire Hathaway and Aegon. However, within the reinsurance industry, this can change from year to year.
Employees
     As of December 31, 2010, the Company had 1,535 employees located throughout the world. None of these employees are represented by a labor union.
C. Segments
     The Company obtains substantially all of its revenues through reinsurance agreements that cover a portfolio of life insurance products, including term life, credit life, universal life, whole life, group life and health, joint and last survivor insurance, critical illness, as well as annuities and financial reinsurance. Generally, the Company, through various subsidiaries, has provided reinsurance for mortality, morbidity, and lapse risks associated with such products. With respect to asset-intensive products, the Company has also provided reinsurance for investment-related risks.
     The following table sets forth the Company’s premiums attributable to each of its segments for the periods indicated on both a gross assumed basis and net of premiums ceded to third parties:

	Gross and Net Premiums by Segment
	(in millions)

	Year Ended December 31,
	2010		2009		2008
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Gross Premiums:
U.S.	$3,993.7	55.4%	$3,513.9	56.3%	$3,305.2	56.6%
Canada	1,077.8	15.0	882.9	14.1	751.2	12.9
Europe & South Africa	950.9	13.2	810.9	13.0	747.9	12.8
Asia Pacific	1,170.7	16.3	1,027.8	16.5	1,027.9	17.6
Corporate and Other	7.8	0.1	8.7	0.1	6.8	0.1

Total	$7,200.9	100.0%	$6,244.2	100.0%	$5,839.0	100.0%

Net Premiums:
U.S.	$3,797.1	57.0%	$3,320.7	58.0%	$3,099.6	58.0%
Canada	797.2	12.0	614.9	10.7	534.3	10.0
Europe & South Africa	918.5	13.8	782.0	13.7	707.8	13.2
Asia Pacific	1,139.1	17.1	998.9	17.4	1,000.8	18.7
Corporate and Other	7.8	0.1	8.7	0.2	6.8	0.1

Total	$6,659.7	100.0%	$5,725.2	100.0%	$5,349.3	100.0%

The following table sets forth selected information concerning assumed life reinsurance business in force by segment for the periods indicated. The term “in force” refers to insurance policy face amounts or net amounts at risk.

	Reinsurance Business In Force by Segment
	(in billions)

	As of December 31,
	2010		2009		2008
	Amount	% of Total	Amount	% of Total	Amount	% of Total
U.S.	$1,340.5	52.8%	$1,290.5	55.5%	$1,274.5	60.5%
Canada	324.1	12.8	276.8	11.9	209.5	9.9
Europe & South Africa	467.6	18.4	408.9	17.6	325.2	15.4
Asia Pacific	408.1	16.0	348.9	15.0	298.9	14.2

Total	$2,540.3	100.0%	$2,325.1	100.0%	$2,108.1	100.0%

     Reinsurance business in force reflects the addition or acquisition of new life reinsurance business, offset by terminations (e.g., voluntary surrenders of underlying life insurance policies, lapses of underlying policies, deaths of insureds, and the exercise of recapture options), changes in foreign exchange, and any other changes in the amount of insurance in force. As a result of terminations and other changes, assumed in force amounts at risk of $112.4 billion, $104.0 billion, and $316.8 billion were released in 2010, 2009 and 2008, respectively.
     The following table sets forth selected information concerning assumed new business volume by segment for the indicated periods. The term “volume” refers to insurance policy face amounts or net amounts at risk.

	New Business Volume by Segment
	(in billions)

	Year Ended December 31,
	2010		2009		2008
	Amount	% of Total	Amount	% of Total	Amount	% of Total
U.S.	$142.2	43.4%	$135.0	42.1%	$134.4	44.1%
Canada	51.1	15.6	43.9	13.7	51.2	16.8
Europe & South Africa	103.6	31.6	121.1	37.7	87.5	28.7
Asia Pacific	30.7	9.4	21.0	6.5	31.9	10.4

Total	$327.6	100.0%	$321.0	100.0%	$305.0	100.0%

     Additional information regarding the operations of the Company’s segments and geographic operations is contained in Note 17 — “Segment Information” in the Notes to Consolidated Financial Statements.
U.S. Operations
     The U.S. operations represented 57.0%, 58.0% and 58.0% of the Company’s net premiums in 2010, 2009 and 2008, respectively. The U.S. operations market traditional life and health reinsurance, reinsurance of asset-intensive products and financial reinsurance, primarily to large U.S. life insurance companies.
Traditional Reinsurance
     The U.S. Traditional sub-segment provides life and health reinsurance to domestic clients for a variety of life products through yearly renewable term agreements, coinsurance, and modified coinsurance. This business has been accepted under many different rate scales, with rates often tailored to suit the underlying product and the needs of the ceding company. Premiums typically vary for smokers and non-smokers, males and females, and may include a preferred underwriting class discount. Reinsurance premiums are paid in accordance with the treaty, regardless of the premium mode for the underlying primary insurance. This business is made up of facultative and automatic treaty business. In 2010, the Company acquired Reliastar Life Insurance Company’s group life and health reinsurance business, expanding the U.S. Traditional sub-segment’s products.
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
     As the Company does not apply its underwriting standards to each policy ceded to it under automatic treaties, the U.S. operations generally require ceding companies to retain a portion of the business written on an automatic basis, thereby increasing the ceding companies’ incentives to underwrite risks with due care and, when appropriate, to contest claims diligently.
     The U.S. facultative reinsurance operation involves the assessment of the risks inherent in (i) multiple impairments, such as heart disease, high blood pressure, and diabetes; (ii) cases involving large policy face amounts; and (iii) financial risk cases, i.e., cases involving policies disproportionately large in relation to the financial characteristics of the proposed insured. The U.S. operations’ marketing efforts have focused on developing facultative relationships with client companies because management believes facultative reinsurance represents a substantial segment of the reinsurance activity of many large insurance companies and also serves as an effective means of expanding the U.S. operations’ automatic business. In 2010, 2009 and 2008, approximately 20.6%, 19.3%, and 19.5%, respectively, of the U.S. gross premiums were written on a facultative basis.

     Only a portion of approved facultative applications ultimately result in reinsurance, as applicants for impaired risk policies often submit applications to several primary insurers, which in turn seek facultative reinsurance from several reinsurers. Ultimately, only one insurance company and one reinsurer are likely to obtain the business. The Company tracks the percentage of declined and placed facultative applications on a client-by-client basis and generally works with clients to seek to maintain such percentages at levels deemed acceptable. As the Company applies its underwriting standards to each application submitted to it facultatively, it generally does not require ceding companies to retain a portion of the underlying risk when business is written on a facultative basis.
     In addition, several of the Company’s U.S. clients have purchased life insurance policies insuring the lives of their executives. These policies have generally been issued to fund deferred compensation plans and have been reinsured with the Company. The Company’s consolidated balance sheets included interest-sensitive contract reserves of $1.3 billion and $1.2 billion, and policy loans of $1.2 billion and $1.1 billion as of December 31, 2010 and 2009, respectively, associated with this business.
Asset-Intensive Reinsurance
     Asset-intensive reinsurance primarily concentrates on the investment risk within underlying annuities and corporate-owned life insurance policies. These reinsurance agreements are mostly structured as coinsurance, coinsurance funds withheld, or modified coinsurance of primarily investment risk such that the Company recognizes profits or losses primarily from the spread between the investment earnings and the interest credited on the underlying annuity contract liabilities. Reinsurance of such business was reflected in interest-sensitive contract liabilities of approximately $6.5 billion and $6.3 billion as of December 31, 2010 and 2009, respectively.
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
Financial Reinsurance
     The Company’s U.S. Financial Reinsurance sub-segment assists ceding companies in meeting applicable regulatory requirements while enhancing their financial strength and regulatory surplus position. The Company commits cash or assumes regulatory insurance liabilities from the ceding companies. Generally, such amounts are offset by receivables from ceding companies that are repaid by the future profits from the reinsured block of business. The Company structures its financial reinsurance transactions so that the projected future profits of the underlying reinsured business significantly exceed the amount of regulatory surplus provided to the ceding company.
     The Company primarily targets highly-rated insurance companies for financial reinsurance due to the credit risk associated with this business. A careful analysis is performed before providing any regulatory surplus enhancement to the ceding company. This analysis is intended to ensure that the Company understands the risks of the underlying insurance product and that the transaction has a high likelihood of being repaid through the future profits of the underlying business. If the future profits of the business are not sufficient to repay the Company or if the ceding company becomes financially distressed and is unable to make payments under the treaty, the Company may incur losses. A staff of actuaries and accountants track experience for each treaty on a quarterly basis in comparison to expected models. This sub-segment also retrocedes most of its financial reinsurance business to other insurance companies to alleviate the strain on regulatory surplus created by this business.
Customer Base
     The U.S. reinsurance operation markets life reinsurance primarily to the largest U.S. life insurance companies. The Company estimates that approximately 83 of the top 100 U.S. life insurance companies, based on premiums, are clients. The treaties underlying this business generally are terminable by either party on 90 days written notice, but only with respect to future new business. Existing business generally is not terminable, unless the underlying policies terminate or are recaptured. In 2010, the U.S. operations’ five largest clients generated approximately $1,423.6 million or 35.6% of U.S. operations gross premiums. In addition, 36 other clients each generated annual gross premiums of $20.0 million or more, and the aggregate gross premiums from these clients represented approximately 54.8% of U.S. operations gross premiums. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined. As of December 31, 2010, the U.S. operations employed 361 people.
Canada Operations
     The Canada operations represented 12.0%, 10.7%, and 10.0% of the Company’s net premiums in 2010, 2009 and 2008, respectively. In 2010, the Canadian life operations assumed $51.1 billion in new business, predominately representing recurring new business, as opposed to in force transactions. Approximately 81.1% of the 2010 recurring new business was written on an automatic basis.
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
     Clients include most of the life insurers in Canada, although the number of life insurers is much smaller compared to the U.S. In 2010, the Canada operations’ five largest clients generated approximately $624.9 million or 58.0% of Canada operations gross premiums. In addition, eight other clients each generated annual gross premiums of $20.0 million or more, and the aggregate gross premiums from these clients represented approximately 29.3% of Canada operations gross premiums. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.
     As of December 31, 2010, RGA Canada had offices in Montreal and Toronto and maintained a staff of 127 people. RGA Canada employs its own underwriting, actuarial, claims, pricing, accounting, systems, marketing and administrative staff.
Europe & South Africa Operations
     The Europe & South Africa operations represented 13.8%, 13.7%, and 13.2% of the Company’s net premiums in 2010, 2009 and 2008, respectively. This segment primarily provides life reinsurance to clients located in France, Germany, India, Italy, Mexico, the Middle East, the Netherlands, Poland, South Africa, Spain and the UK. The principal types of business have been reinsurance of life products through yearly renewable term and coinsurance agreements, the reinsurance of critical illness coverage that provides a benefit in the event of the diagnosis of a pre-defined critical illness and to a lesser extent, the reinsurance of longevity risk related to payout annuities. The reinsurance agreements of critical illness coverage may be either facultative or automatic agreements. Premiums earned from critical illness coverage represented 24.4% of the total net premiums for this segment in 2010.
     In 2010, the UK operations generated approximately $645.1 million, or 67.8% of the segment’s gross premiums. In 2010, the Europe & South Africa operations’ five largest clients generated approximately $450.9 million or 47.4% of Europe & South Africa operations gross premiums. In addition, five other clients each generated annual gross premiums of $20.0 million or more, and the aggregate gross premiums from these clients represented approximately 15.2% of Europe & South Africa operations gross premiums. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.
     During 2000, RGA established a UK regulated reinsurer and began operating in the UK, where an increasing number of insurers were ceding the mortality and accelerated critical illness risks of individual life products on a quota share basis and reinsuring the longevity risk related to payout annuities and reinsurance of bulk annuities and individually underwritten impaired life annuities. During the years since, RGA has grown its UK operations significantly and is now recognized as a well-established participant in this market with significant market share. The reinsurers present in the market include the large global companies with which the Company also competes in other markets.
     In 1998, the Company established RGA South Africa, with offices in Cape Town and Johannesburg, to provide life reinsurance in South Africa. In South Africa, the Company has managed to establish a substantial position in the individual facultative market and has gained an increasing share in the automatic market. Life reinsurance is also provided on group cases. The Company is concentrating on the life insurance market.
     During 2009, RGA opened a representative office in the Netherlands to directly assist clients in this market; in 2010 this operation became a branch. In 2008, RGA opened a branch office in Germany to directly assist clients in the region. In Spain, the Company has business relationships with numerous companies covering both individual and group life business; in

2007 this operation became a branch. Also during 2007, RGA opened a branch office in France and a representative office in Italy to directly assist clients in those markets; in 2009 the Italy operation became a branch. During 2006, RGA opened a representative office in Poland to directly assist clients in the central and eastern European market; in 2009 this operation became a branch. In 2002, RGA opened an office in India which markets life reinsurance support on individual and group business. A representative office was opened in 1998 in Mexico City to directly assist clients in this market.
     RGA’s operations in the UK, Continental Europe, South Africa, India and Mexico employ their own underwriting, actuarial, claims, pricing, accounting, marketing, and administration staff with additional support provided by the Company’s corporate staff in the U.S. Divisional management through RGA International Corporation (Nova Scotia ULC), based in Toronto, also provides services for these and other international markets. As of December 31, 2010, the Europe and South Africa operations employed 359 people.
Asia Pacific Operations
     The Asia Pacific operations represented 17.1%, 17.4%, and 18.7% of the Company’s net premiums in 2010, 2009 and 2008, respectively. The Company has a presence in the Asia Pacific region with licensed branch offices and/or representative offices in Hong Kong, Japan, South Korea, Taiwan, New Zealand, Labuan (Malaysia) and China. The Company also established a reinsurance subsidiary in Australia in January 1996.
     The Australian operations generated approximately $558.8 million, or 47.7% of the total gross premiums for the Asia Pacific operations in 2010. In 2010, the Asia Pacific operations’ five largest clients generated approximately $489.2 million or 41.8% of Asia Pacific operations’ gross premiums. In addition, eight other clients each generated annual gross premiums of $20.0 million or more, and the aggregate gross premiums from these clients represented approximately 34.1% of Asia Pacific operations gross premiums. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.
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
     The Hong Kong, Japan, Taiwan, Beijing and South Korea offices provide full reinsurance services and are supported by the Company’s U.S. and International Division Sydney office. RGA Australia employs its own underwriting, actuarial, claims, pricing, accounting, systems, marketing, and administration service with additional support provided by the Company’s U.S. and International Division Sydney offices. As of December 31, 2010, the Asia Pacific operations employed 329 people.
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
     Conversely, a decrease in the equity markets along with a decrease in interest rates and an increase in volatility will generally result in an increase in the fair value of the liabilities underlying the benefits, which has the effect of increasing the amount of reserves that we must carry. Such an increase in reserves would result in a charge to our earnings in the quarter in which we increase our reserves. We maintain a customized dynamic hedge program that is designed to mitigate the risks associated with income volatility around the change in reserves on guaranteed benefits. However, the hedge positions may not be effective to exactly offset the changes in the carrying value of the guarantees due to, among other things, the time lag between changes in their values and corresponding changes in the hedge positions, high levels of volatility in the equity markets and derivatives markets, extreme swings in interest rates, contract holder behavior different than expected, and divergence between the performance of the underlying funds and hedging indices. These factors, individually or collectively, may have a material adverse effect on our net income, capital levels, financial condition or liquidity.
We are exposed to foreign currency risk.
     We are a multi-national company with operations in numerous countries and, as a result, are exposed to foreign currency risk to the extent that exchange rates of foreign currencies are subject to adverse change over time. The U.S. dollar value of our net investments in foreign operations, our foreign currency transaction settlements and the periodic conversion of the foreign-denominated earnings to U.S. dollars (our reporting currency) are each subject to adverse foreign exchange rate movements. Approximately 38% of our revenues and 34% of our fixed maturity securities available for sale were denominated in currencies other than the U.S. dollar as of and for the year ended December 31, 2010.
We depend on the performance of others, and their failure to perform in a satisfactory manner would negatively affect us.
     In the normal course of business, we seek to limit our exposure to losses from our reinsurance contracts by ceding a portion of the reinsurance to other insurance enterprises or retrocessionaires. We cannot assure you that these insurance enterprises or retrocessionaires will be able to fulfill their obligations to us. As of December 31, 2010, the retrocession pool members participating in our excess retention pool that have been reviewed by A.M. Best Company, were rated “A-”, the fourth highest rating out of fifteen possible ratings, or better. We are also subject to the risk that our clients will be unable to fulfill their obligations to us under our reinsurance agreements with them.
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
     For some reinsurance agreements, the ceding company withholds and legally owns and manages assets equal to the net statutory reserves, and we reflect these assets as funds withheld at interest on our balance sheet. In the event that a ceding company was to become insolvent, we would need to assert a claim on the assets supporting our reserve liabilities. We attempt to mitigate our risk of loss by offsetting amounts for claims or allowances that we owe the ceding company with amounts that the ceding company owes to us. We are subject to the investment performance on the withheld assets, although we do not directly control them. We help to set, and monitor compliance with, the investment guidelines followed by these ceding companies. However, to the extent that such investment guidelines are not appropriate, or to the extent that the ceding companies do not adhere to such guidelines, our risk of loss could increase, which could materially adversely affect our financial condition and results of operations. During 2010, interest earned on funds withheld represented 4.7% of our consolidated revenues. Funds withheld at interest totaled $5.4 billion at December 31, 2010 and $4.9 billion as of December 31, 2009.
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
Natural and man-made disasters, catastrophes, and events, including terrorist attacks, epidemics and pandemics, may adversely affect our business and results of operations.
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
     The reinsurance industry is highly competitive, and we encounter significant competition in all lines of business from other reinsurance companies, as well as competition from other providers of financial services. Our competitors vary by geographic market, however we believe our primary competitors on a global basis are currently the following, or their affiliates: Munich Re, Swiss Re, Hannover Re, SCOR Global Re, Berkshire Hathaway and Aegon. Many of our competitors have greater financial resources than we do. Our ability to compete depends on, among other things, our ability to maintain strong financial strength ratings from rating agencies, pricing and other terms and conditions of reinsurance agreements, and our reputation, service, and experience in the types of business that we underwrite. However, competition from other reinsurers could adversely affect our competitive position.
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
     Further, the Obama Administration has proposed certain changes to various tax rules which are applicable to our business. Changes in tax laws, Treasury and other regulations promulgated thereunder, or interpretations of such laws or regulations could increase our corporate taxes. Changes in corporate tax rates could affect the value of deferred tax assets and deferred tax liabilities. Furthermore, the value of deferred tax assets could be affected by future earnings levels. We cannot predict whether any tax legislation impacting corporate taxes or insurance products will be enacted, what the specific terms of any such legislation will be or whether, if at all, any legislation would have a material adverse effect on our financial condition and results of operations.
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
     Recently, insurance regulators have increased their scrutiny of the insurance regulatory framework in the United States and some state legislatures have considered or enacted laws that alter, and in many cases increase, state authority to regulate insurance holding companies and insurance companies. In 2010, the National Association of Insurance Commissioners, or “NAIC”, amended its Model Insurance Holding Company System Regulatory Act to provide for an expanded supervision of insurance groups operating in the United States. The scope of these changes includes a review of enterprise risk management programs as well as expanded review of agreements between licensed insurers and their group members. It is expected that before the end of 2012, states, including Missouri, will begin to adopt these new standards as law. At the United States Federal level, the Dodd-Frank Wall Street Reform and Consumer Protection Act established a Federal Solvency Oversight Counsel to identify financial institutions, including insurers and reinsurers that are systemically important to the United States financial system. A finding that RGA, or one of its U.S. subsidiaries are systemically important could ultimately subject the identified entity to additional capital requirements based on business levels and asset mix and other supervision. Such additional scrutiny might also impact RGA’s ability to pay dividends. We are unable to predict whether, when or in what form the State of Missouri will enact amendments to the Insurance Holding Company Act and whether the Financial Solvency Oversight Counsel will find RGA, or any insurer or reinsurer, to be systemically important and further whether any additional scrutiny and restrictions will be imposed if such entities are found to be systemically important. Moreover, we cannot assure you that more stringent restrictions will not be adopted from time to time in other jurisdictions in which our reinsurance subsidiaries are domiciled, which could, under certain circumstances, significantly reduce dividends or other amounts payable to us by our subsidiaries unless they obtain approval from insurance regulatory authorities. We cannot predict the effect that any NAIC recommendations or proposed or future legislation or rule-making in the United States or elsewhere may have on our financial condition or operations.
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
     In 2010, approximately 30.9% of our net premiums and 20.2% of income from continuing operations before income taxes came from our operations in Europe & South Africa and Asia Pacific. One of our strategies is to grow these international operations. International operations subject us to various inherent risks. In addition to the regulatory and foreign currency risks identified above, other risks include the following:

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
Unanticipated events affecting our disaster recovery systems and management continuity planning could impair our ability to conduct business.
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
Risks Related to Our Investments
Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, access to capital and cost of capital.
     The capital and credit markets experience varying degrees of volatility and disruption. In some periods, the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers.
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
     In the event current resources do not satisfy our needs, we may have to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services industry, our credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long- or short-term financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. Our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all.
     Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital required to operate our business, most significantly our reinsurance operations. Such market conditions may limit our ability to replace, in a timely manner, maturing liabilities; satisfy statutory capital requirements; generate fee income and market-related revenue to meet liquidity needs; and access the capital necessary to grow our business. As such, we may be forced to delay raising capital, issue shorter tenor securities than we prefer, or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility. At various points during the past few years, our credit spreads widened considerably. Further, our ability to finance our statutory reserve requirements is limited in the current marketplace. If capacity continues to be limited for a prolonged period of time, our ability to obtain new funding for such purposes may be hindered and, as a result, it may limit or adversely affect our ability to write additional business in a cost-effective manner. Our results of operations could be materially adversely affected by disruptions in the financial markets.
Difficult conditions in the global capital markets and the economy generally may materially adversely affect our business, results of operations and financial condition.
     Our results of operations, financial condition, cash flows and statutory capital position are materially affected by conditions in the global capital markets and the economy generally, both in the United States and elsewhere around the world. In recent periods, fixed income markets have experienced extreme volatility, which negatively affected market liquidity conditions. During those periods, fixed income instruments experienced decreased liquidity, increased price volatility, credit downgrade events, and increased probability of default. Many fixed income securities became less liquid and more difficult to value and sell. Domestic and international equity markets also experienced heightened volatility and turmoil, with issuers (such as us) that have exposure to the mortgage and credit markets particularly affected. These events and continuing market upheavals may have an adverse effect on us, in part because we have a large investment portfolio and are also dependent upon customer behavior. Our revenues may decline in such circumstances and our profit margins may erode. In addition, in the event of extreme prolonged market events, such as the global credit crisis, we could incur significant investment-related losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.
The liquidity and value of some of our investments may become significantly diminished.
     We hold certain investments that may lack liquidity, such as privately placed fixed maturity securities; mortgage loans; policy loans; and equity real estate. Even some of our very high quality assets have become more illiquid as a result of the recent challenging market conditions.
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
     Our mortgage loans face default risk and are principally collateralized by commercial properties. Mortgage loans are stated on our balance sheet at unpaid principal balance, adjusted for any unamortized premium or discount, deferred fees or expenses, and are net of valuation allowances. We establish valuation allowances for estimated impairments as of the balance sheet date. Such valuation allowances are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate, the value of the loan’s collateral if the loan is in the process of foreclosure or otherwise collateral dependent, or the loan’s market value if the loan is being sold. At

December 31, 2010, we had valuation allowances of $6.2 million related to our mortgage loans. The performance of our mortgage loan investments, however, may fluctuate in the future. An increase in the default rate of our mortgage loan investments could have a material adverse effect on our results of operations and financial condition.
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
     During periods of market disruption including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities, such as alternative residential mortgage loan (“Alt-A”) securities and sub-prime mortgage-backed securities, if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the financial environment. In such cases, more securities may fall to Level 3 and thus require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods which are more sophisticated or require greater estimation thereby resulting in values which may be less than the value at which the investments may be ultimately sold. Further, rapidly changing and/or disruptive credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on our results of operations or financial condition.
     The reported value of our relatively illiquid types of investments, our investments in the asset classes described in the paragraph above and, at times, our high quality, generally liquid asset classes, do not necessarily reflect the lowest current market price for the asset. If we were forced to sell certain of our assets in disruptive and/or volatile market conditions, there can be no assurance that we will be able to sell them for the prices at which we have recorded them and we may be forced to sell them at significantly lower prices.
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
     For example, the cost of our fixed maturity and equity securities is adjusted for impairments in value deemed to be other-than-temporary in the period in which the determination is made. The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value. Our management considers a wide range of factors about the security issuer and uses their best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. There can be no assurance that our management has accurately assessed the level of impairments taken, or allowances reflected in our financial statements and their potential impact on regulatory capital. Furthermore, additional impairments may need to be taken or allowances provided for in the future.
Defaults, downgrades or other events impairing the value of our fixed maturity securities portfolio may reduce our earnings.
     We are subject to the risk that the issuers, or guarantors, of fixed maturity securities we own may default on principal and interest payments they owe us. At December 31, 2010, the fixed maturity securities of $14.3 billion in our investment portfolio represented 61.8% of our total cash and invested assets. The occurrence of a major economic downturn (or a prolonged downturn in the economy), acts of corporate malfeasance, widening risk spreads, or other events that adversely affect the issuers or guarantors of these securities could cause the value of our fixed maturity securities portfolio and our net income to decline and the default rate of the fixed maturity securities in our investment portfolio to increase. A ratings downgrade affecting issuers or guarantors of particular securities, or similar trends that could worsen the credit quality of issuers, such as the corporate issuers of securities in our investment portfolio, could also have a similar effect. With economic uncertainty, credit quality of issuers or guarantors could be adversely affected. Any event reducing the value of these securities other than on a temporary basis could have a material adverse effect on our business, results of operations and financial condition.
Risks Related to Ownership of Our Common Stock
We may not pay dividends on our common stock.
     Our shareholders may not receive future dividends. Historically, we have paid quarterly dividends ranging from $0.027 per share in 1993 to $0.12 per share in 2010. All future payments of dividends, however, are at the discretion of our board of directors and will depend on our earnings, capital requirements, insurance regulatory conditions, operating conditions, and such other factors as our board of directors may deem relevant. The amount of dividends that we can pay will depend in part on the operations of our reinsurance subsidiaries. Under certain circumstances, we may be contractually prohibited from paying dividends on our common stock due to restrictions in certain debt and trust preferred securities.
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

Issuing additional shares may dilute the value or affect the price of our common stock.
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

Item 2. PROPERTIES
     The Company leases its headquarters facility in Chesterfield, Missouri, which consists of approximately 185,501 square feet. In addition, the Company leases approximately 320,510 square feet of office space in 27 locations throughout the U.S., Canada, Europe, South Africa, and the Asia Pacific region.
     Most of the Company’s leases in the U.S. and other countries have lease terms of three to five years, although some leases have terms of up to 10 years. As provided in Note 12 — “Lease Commitments” in the Notes to Consolidated Financial Statements, the rental expense on operating leases for office space and equipment totaled $17.1 million for 2010.
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
Item 4. [REMOVED AND RESERVED]
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
     The following table summarizes information regarding securities authorized for issuance under equity compensation plans:

	Number of securities to		Weighted-average exercise		Number of securities
	be issued upon exercise		price of outstanding		remaining available for
	of outstanding options,		options, warrants and		future issuance under
Plan Category	warrants and rights		rights		equity compensation plans
Equity compensation plans approved by security holders	4,121,556	(1)	$41.91	(2) (3)	995,137	(4)
Equity compensation plans not approved by security holders	—		—		—
Total	4,121,556	(1)	$41.91	(2) (3)	995,137	(4)

(1)	Includes the number of securities to be issued upon exercises under the following plans: Flexible Stock Plan - 4,068,858; Flexible Stock Plan for Directors — 15,000; and Phantom Stock Plan for Directors — 37,698.

(2)	Does not include 701,542 performance contingent units outstanding under the Flexible Stock Plan or 37,698 phantom units outstanding under the Phantom Stock Plan for Directors because those securities do not have an exercise price (i.e. a unit is a hypothetical share of Company common stock with a value equal to the fair market value of the common stock).

(3)	Reflects the blended weighted-average exercise price of outstanding options under the Flexible Stock Plan $41.96 and Flexible Stock Plan for Directors $30.60.

(4)	Includes the number of securities remaining available for future issuance under the following plans: Flexible Stock Plan — 897,111; Flexible Stock Plan for Directors — 80,053; and Phantom Stock Plan for Directors — 17,973.

     Set forth below is a graph for the Company’s common stock for the period beginning December 31, 2005 and ending December 31, 2010. The graph compares the cumulative total return on the Company’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the cumulative total return of companies in the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Insurance (Life/Health) Index. The indices are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the Company’s common stock, and are not intended to forecast or be indicative of future performance of the common stock.

	Cumulative Total Return
	12/05	12/06	12/07	12/08	12/09	12/10
Reinsurance Group of America, Incorporated	$100.00	$117.46	$111.36	$91.53	$102.84	$117.06
S & P 500	100.00	115.79	122.16	76.96	97.33	111.99
S & P Life & Health Insurance	100.00	116.51	129.33	66.84	77.25	96.76
Item 6. SELECTED FINANCIAL DATA
     The selected financial data presented for, and as of the end of, each of the years in the five-year period ended December 31, 2010, have been prepared in accordance with accounting principles generally accepted in the United States of America. All amounts shown are in millions, except per share and operating data. The following data should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements appearing in Part II Item 8 and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Part II Item 7.

Selected Consolidated Financial and Operating Data
(in millions, except per share and operating data)

	As of or For the Years Ended December 31,
	2010	2009	2008	2007	2006
Income Statement Data
Revenues:
Net premiums	$6,659.7	$5,725.2	$5,349.3	$4,909.0	$4,346.0
Investment income, net of related expenses	1,238.7	1,122.5	871.3	907.9	779.7
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(31.9)	(128.8)	(113.3)	(7.5)	(1.1)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	2.0	16.0	—	—	—
Other investment related gains (losses), net	241.9	146.9	(533.9)	(171.2)	3.6

Total investment related gains (losses), net	212.0	34.1	(647.2)	(178.7)	2.5
Other revenues	151.3	185.0	107.8	80.2	65.5

Total revenues	8,261.7	7,066.8	5,681.2	5,718.4	5,193.7

Benefits and expenses:
Claims and other policy benefits	5,547.1	4,819.4	4,461.9	3,984.0	3,488.4
Interest credited	310.0	323.7	233.2	246.1	244.8
Policy acquisition costs and other insurance expenses	1,080.0	958.3	357.9	647.8	716.3
Other operating expenses	362.0	294.9	242.9	236.7	204.4
Interest expense	91.0	69.9	76.2	76.9	62.0
Collateral finance facility expense	7.8	8.3	28.7	52.0	26.4

Total benefits and expenses	7,397.9	6,474.5	5,400.8	5,243.5	4,742.3

Income from continuing operations before income taxes	863.8	592.3	280.4	474.9	451.4
Provision for income taxes	289.4	185.2	92.6	166.6	158.1

Income from continuing operations	574.4	407.1	187.8	308.3	293.3
Loss from discontinued accident and health operations, net of income taxes	—	—	(11.0)	(14.5)	(5.1)

Net income	$574.4	$407.1	$176.8	$293.8	$288.2

Basic Earnings Per Share
Continuing operations	$7.85	$5.59	$2.94	$4.98	$4.79
Discontinued operations	—	—	(0.17)	(0.23)	(0.08)

Net Income	$7.85	$5.59	$2.77	$4.75	$4.71

Diluted Earnings Per Share
Continuing operations	$7.69	$5.55	$2.88	$4.80	$4.65
Discontinued operations	—	—	(0.17)	(0.23)	(0.08)

Net Income	$7.69	$5.55	$2.71	$4.57	$4.57

Weighted average diluted shares, in thousands	74,694	73,327	65,271	64,231	63,062

Dividends per share on common stock	$0.48	$0.36	$0.36	$0.36	$0.36

Balance Sheet Data
Total investments	$22,666.6	$19,224.1	$15,610.7	$16,397.7	$14,612.9
Total assets	29,081.9	25,249.5	21,658.8	21,598.0	19,036.8
Policy liabilities	19,647.2	17,643.6	16,045.5	15,045.5	13,354.5
Short-term debt	200.0	—	—	29.8	29.4
Long-term debt	1,016.4	1,216.1	918.2	896.1	676.2
Collateral finance facility	850.0	850.0	850.0	850.4	850.4
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures of the Company	159.4	159.2	159.0	158.9	158.7
Total stockholders’ equity	5,040.6	3,867.9	2,616.8	3,189.8	2,815.4
Total stockholders’ equity per share	$68.71	$52.99	$36.03	$51.42	$45.85

Operating Data (in billions)
Assumed ordinary life reinsurance in force	$2,540.3	$2,325.1	$2,108.1	$2,119.9	$1,941.4
Assumed new business production	327.6	321.0	305.0	302.4	374.6

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
     The Company is primarily engaged in traditional life and health for individual and group coverages, annuity, critical illness and financial reinsurance. RGA and its predecessor, the Reinsurance Division of General American, a Missouri life insurance company, have been engaged in the business of life reinsurance since 1973. Approximately 69.0% of the Company’s 2010 net premiums were from its operations in North America, represented by its U.S. and Canada segments.
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
     As is customary in the reinsurance business, clients continually update, refine, and revise reinsurance information provided to the Company. Such revised information is used by the Company in preparation of its financial statements and the financial effects resulting from the incorporation of revised data are reflected in the current period.
     The Company’s long-term profitability primarily depends on the volume and amount of death claims incurred and the ability to adequately price the risks it assumes. While death claims are reasonably predictable over a period of many years, claims become less predictable over shorter periods and are subject to significant fluctuation from quarter to quarter and year to year. In the individual life markets, the Company retains a maximum of $8.0 million of coverage per individual life. In certain limited situations, due to the acquisition of in force blocks of business, the Company has retained more than $8.0 million per individual life. Claims in excess of this retention amount are retroceded to retrocessionaires; however, the Company remains fully liable to the ceding company for the entire amount of risk it assumes. The Company believes its sources of liquidity are sufficient to cover potential claims payments on both a short-term and long-term basis.
     The Company has five geographic-based or function-based operational segments, each of which is a distinct reportable segment: U.S., Canada, Europe & South Africa, Asia Pacific and Corporate and Other. The U.S. operations provide traditional life, long-term care, group life and health reinsurance, annuity and financial reinsurance products. The Canada operations provide insurers with reinsurance of traditional life products as well as creditor reinsurance, group life and health reinsurance, non-guaranteed critical illness products and longevity reinsurance. Europe & South Africa operations include traditional life reinsurance and critical illness business from Europe & South Africa, in addition to other markets the Company is developing. Asia Pacific operations provide primarily traditional and group life reinsurance, critical illness and, to a lesser extent, financial reinsurance. Corporate and Other includes results from, among others, RTP, a wholly-owned subsidiary that develops and markets technology solutions for the insurance industry and the investment income and expense associated with the Company’s collateral finance facility. Effective January 1, 2009, due to immateriality, the discontinued accident and health operations were included in the results of the Corporate and Other segment. The consolidated statement of income for 2008 reflects this line of business as a discontinued operation. More information about the Company’s discontinued accident and health division may be found in Note 21 — “Discontinued Operations” in the Notes to Consolidated Financial Statements. The Company measures segment performance based on profit or loss from operations before income taxes.
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
     The Company is one of the leading life reinsurers in North America based on premiums and the amount of life reinsurance in force. Based on an industry survey of 2009 information prepared by Munich American at the request of the Society of Actuaries Reinsurance Section (“SOA survey”), the Company has the second largest market share in North America as measured by life insurance in force. The Company’s approach to the North American market has been to:
•	focus on large, high quality life insurers as clients;

•	provide quality facultative underwriting and automatic reinsurance capacity; and

•	deliver responsive and flexible service to its clients.
     In 1994, the Company began using its North American underwriting expertise and industry knowledge to expand into international markets and now has subsidiaries, branches or representative offices in Australia, Barbados, Bermuda,

China, France, Germany, Hong Kong, India, Ireland, Italy, Japan, Mexico, the Netherlands, Poland, South Africa, South Korea, Spain, Taiwan and the United Kingdom. The Company generally starts new operations from the ground up in these markets as opposed to acquiring existing operations, and it often enters these markets to support its North American clients as they expand internationally. Based on information from competitors’ annual reports, the Company believes it is the third largest life reinsurer in the world based on 2009 life reinsurance premiums. The Company conducts business with the majority of the largest U.S. and international life insurance companies. The Company has also developed its capacity and expertise in the reinsurance of asset-intensive products (primarily annuities and corporate-owned life insurance) and financial reinsurance.
Industry Trends
     The Company believes that the following trends in the life insurance industry will continue to create demand for life reinsurance.
Outsourcing of Mortality. The SOA survey indicates that U.S. life reinsurance in force has more than doubled from $3.2 trillion in 1999 to $8.9 trillion at year-end 2009. The Company believes this trend reflects the continued utilization by life insurance companies of reinsurance to manage capital and mortality risk and to develop competitive products. However, the survey results indicate a decline in the percentage of new business being reinsured in recent years, which has caused premium growth rates in the U.S. life reinsurance market to moderate. The Company believes the decline in new business being reinsured is likely a reaction by ceding companies to a broad-based increase in reinsurance rates in the market and stronger capital positions maintained by ceding companies in recent years. However, the Company believes reinsurers will continue to be an integral part of the life insurance market due to their ability to efficiently aggregate a significant volume of life insurance in force, creating economies of scale and greater diversification of risk. As a result of having larger amounts of data at their disposal compared to primary life insurance companies, reinsurers tend to have better insights into mortality trends, creating more efficient pricing for mortality risk.
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
Consolidation and Reorganization Within the Life Reinsurance and Life Insurance Industry. As a result of consolidations in recent years within the life reinsurance industry, there are fewer competitors. According to the SOA survey, as of December 31, 2009, the top five companies held approximately 70.3% of the market share in North America based on life reinsurance in force, whereas in 1999, the top five companies held approximately 56.8% of the market share. As a consequence, the Company believes the life reinsurance pricing environment will remain attractive for the remaining life reinsurers, particularly those with a significant market presence and strong ratings.
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

Continue Growth of North American Business. The Company’s strategy includes continuing to grow each of the following components of its North American operations:
•	Facultative Reinsurance. Based on discussions with the Company’s clients, an industry survey and informal knowledge about the industry, the Company believes it is a leader in facultative underwriting in North America. The Company intends to maintain that status by emphasizing its underwriting standards, prompt response on quotes, competitive pricing, capacity and flexibility in meeting customer needs. The Company believes its facultative business has allowed it to develop close, long-standing client relationships and generate additional business opportunities with its facultative clients. Since 2007, the Company’s U.S. facultative operation has processed over 100,000 facultative submissions annually.

•	Automatic Reinsurance. The Company intends to expand its presence in the North American automatic reinsurance market by using its mortality expertise and breadth of products and services to gain additional market share.

•	In Force Block Reinsurance. There are occasions to grow the business by reinsuring in force blocks, as insurers and reinsurers seek to exit various non-core businesses and increase financial flexibility in order to, among other things, redeploy capital and pursue merger and acquisition activity.
Continue Expansion Into Selected Markets and Products. The Company’s strategy includes building upon the expertise and relationships developed in its North American business platform to continue its expansion into selected markets and products, including:
•	International Markets. Management believes that international markets offer opportunities for growth, and the Company intends to capitalize on these opportunities by establishing a presence in selected markets. Since 1994, the Company has entered new markets internationally, including, in the mid-to-late 1990’s, Australia, Hong Kong, Japan, Malaysia, New Zealand, South Africa, Spain, Taiwan and the UK, and beginning in 2002, China, India and South Korea. The Company received regulatory approval to open a representative office in China in 2005, opened representative offices in Poland and Germany in 2006, opened new offices in France and Italy in 2007 and opened a representative office in the Netherlands in 2009. Before entering new markets, the Company evaluates several factors including:
•	the size of the insured population,

•	competition,

•	the level of reinsurance penetration,

•	regulation,

•	existing clients with a presence in the market, and

•	the economic, social and political environment.
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

•	Asset intensive and Other Products. The Company intends to continue leveraging its existing client relationships and reinsurance expertise to create customized reinsurance products and solutions. Industry trends, particularly the increased pace of consolidation and reorganization among life insurance companies and changes in products and product distribution, are expected to enhance existing opportunities for asset intensive and other products. The Company began reinsuring annuities with guaranteed minimum benefits on a limited basis in 2007. To date, most of the Company’s asset-intensive business and other products have been written in the U.S.; however, the Company believes opportunities outside of the U.S. may further develop in the near future, particularly in Japan. The Company also provides longevity reinsurance in the

UK and Canada, and in 2008 entered the U.S. healthcare reinsurance market with a primary focus on long-term care and Medicare supplement insurance. In 2010, the Company expanded into the group reinsurance market in North America with the acquisition of Reliastar Life Insurance Company’s U.S. and Canadian operations. See Note 22 — “Business Acquisition” in the Notes to Consolidated Financial Statements for additional information on the acquisition.
Results of Operations
Consolidated
     Consolidated income from continuing operations increased $167.3 million, or 41.1%, and $219.3 million, or 116.7%, in 2010 and 2009, respectively. Diluted earnings per share from continuing operations were $7.69 in 2010 compared to $5.55 in 2009 and $2.88 in 2008. The increase in income in 2010 is primarily due to a decrease in investment impairments, increased net premiums and investment income, partially offset by the recognition of a gain on the repurchase of long-term debt of $38.9 million, recorded in other revenues in 2009. The increase in income in 2009 compared to 2008 was primarily due to a favorable change in the fair value of embedded derivatives within the U.S. segment due to the impact of tightening credit spreads in the U.S. debt markets. Also contributing to the favorable results were increased net premiums and investment income and the aforementioned gain on the repurchase of long-term debt of $38.9 million, recorded in other revenues. Foreign currency exchange fluctuations resulted in an increase to income from continuing operations of approximately $20.5 million in 2010 and a decrease of approximately $8.7 million in 2009.
     The Company recognizes in consolidated income from continuing operations, changes in the fair value of embedded derivatives on modified coinsurance or funds withheld treaties, equity-indexed annuity treaties (“EIAs”) and variable annuity products. The change in the value of embedded derivatives related to reinsurance treaties written on a modified coinsurance or funds withheld basis are subject to the general accounting principles for Derivatives and Hedging related to embedded derivatives. The unrealized gains and losses associated with these embedded derivatives, after adjustment for deferred acquisition costs, had a favorable effect on income from continuing operations of $7.3 million and $139.2 million in 2010 and 2009, respectively, as compared to the prior years. Changes in risk-free rates used in the fair value estimates of embedded derivatives associated with EIAs affect the amount of unrealized gains and losses the Company recognizes. The unrealized gains and losses associated with EIAs, after adjustment for deferred acquisition costs and retrocession, affected income from continuing operations unfavorably by $5.6 million in 2010 and favorably by $11.6 million in 2009, respectively, as compared to the prior years. The change in the Company’s liability for variable annuities associated with guaranteed minimum living benefits affects the amount of unrealized gains and losses the Company recognizes. The unrealized gains and losses associated with guaranteed minimum living benefits, after adjustment for deferred acquisition costs, affected income from continuing operations favorably by $32.2 million in 2010 and unfavorably by $30.5 million in 2009, respectively, as compared to the prior years.
     The combined changes in these three types of embedded derivatives, after adjustment for deferred acquisition costs and retrocession, resulted in an increase of approximately $33.9 million and $120.4 million in consolidated income from continuing operations in 2010 and 2009, respectively, as compared to the prior years. These fluctuations do not affect current cash flows, crediting rates or spread performance on the underlying treaties. Therefore, management believes it is helpful to distinguish between the effects of changes in these embedded derivatives and the primary factors that drive profitability of the underlying treaties, namely investment income, fee income, and interest credited.
     Consolidated net premiums increased $934.5 million, or 16.3%, and $375.9 million, or 7.0%, in 2010 and 2009, respectively, due to growth in life reinsurance in force and the acquisition of Reliastar Life Insurance Company’s group life and health reinsurance business, effective January 1, 2010. Foreign currency fluctuations relative to the prior year favorably affected net premiums by approximately $183.8 million in 2010 and unfavorably by approximately $207.6 in 2009. Consolidated assumed insurance in force was $2.5 trillion, $2.3 trillion and $2.1 trillion as of December 31, 2010, 2009 and 2008, respectively. The Company added new business production, measured by face amount of insurance in force, of $327.6 billion, $321.0 billion and $305.0 billion during 2010, 2009 and 2008, respectively. Management believes industry consolidation and the established practice of reinsuring mortality risks should continue to provide opportunities for growth, albeit at rates less than historically experienced in some markets.
Consolidated investment income, net of related expenses, increased $116.2 million, or 10.4%, and $251.2 million, or 28.8%, in 2010 and 2009, respectively. The increases in investment income in 2010 and 2009 reflect a larger average invested asset base offset in part by a lower effective investment portfolio yield. Market value changes related to the Company’s funds withheld at interest investment associated with the reinsurance of certain EIAs affected investment income unfavorably by $30.2 million in 2010 and favorably by $166.2 million in 2009, respectively, as compared to the prior years. The effect on investment income of the EIAs market value changes is substantially offset by a corresponding change in interest credited to policyholder account balances. Average invested assets at amortized cost, excluding funds withheld, totaled $15.3 billion, $13.0 billion and $11.7 billion in 2010, 2009 and 2008, respectively. The average yield earned on investments, excluding funds withheld, was 5.62%, 5.75% and 6.02% in 2010, 2009 and 2008, respectively. The average yield will vary from year to year depending on a number of variables, including the prevailing interest rate and credit spread environment, changes in the mix of the underlying investments and cash balances, and the timing of dividends and distributions on certain investments. A continued low interest rate environment in the U.S. is expected to put downward pressure on this yield in future reporting periods.
     Total investment related gains (losses), net improved by $177.9 million and $681.4 million in 2010 and 2009, respectively. The improvement in 2010 is primarily due to an increase in net hedging gains related to the liabilities associated with guaranteed minimum living benefits of $246.5 million, favorable changes in the value of embedded derivatives associated with reinsurance treaties written on a modified coinsurance or funds withheld basis of $81.9 million, a decrease in investment impairments, net of non-credit related adjustments, of $82.9 million, largely offset by unfavorable changes in the embedded derivatives related to guaranteed minimum living benefits of $281.5 million. The improvement in 2009 is due to favorable changes in the value of embedded derivatives associated with reinsurance treaties written on a modified coinsurance or funds withheld basis of $506.2 million and guaranteed minimum living benefits of $520.2 million partially offset by an increase in net hedging losses related to the liabilities associated with guaranteed minimum living benefits of $392.3 million. See Note 4 — “Investments” and Note 5 — “Derivative Instruments” in the Notes to Consolidated Financial Statements for additional information on the impairment losses and derivatives. Investment income and investment related gains and losses are allocated to the operating segments based upon average assets and related capital levels deemed appropriate to support segment operations.
Critical Accounting Policies
     The Company’s accounting policies are described in Note 2 — “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements. The Company believes its most critical accounting policies include the capitalization and amortization of deferred acquisition costs (“DAC”); the establishment of liabilities for future policy benefits, other policy claims and benefits, including incurred but not reported claims; the valuation of fixed maturity investments and investment impairments, if any; the valuation of embedded derivatives; accounting for income taxes; and the establishment of arbitration or litigation reserves. The balances of these accounts require extensive use of assumptions and estimates, particularly related to the future performance of the underlying business.
     Additionally, for each reinsurance contract, the Company must determine if the contract provides indemnification against loss or liability relating to insurance risk, in accordance with applicable accounting standards. The Company must review all contractual features, particularly those that may limit the amount of insurance risk to which the Company is subject or features that delay the timely reimbursement of claims. If the Company determines that the possibility of a significant loss from insurance risk will occur only under remote circumstances, it records the contract under a deposit method of accounting with the net amount receivable or payable reflected in premiums receivable and other reinsurance balances or other reinsurance liabilities on the consolidated balance sheets. Fees earned on the contracts are reflected as other revenues, as opposed to net premiums, on the consolidated statements of income.
     Differences in experience compared with the assumptions and estimates utilized in the justification of the recoverability of DAC, in establishing reserves for future policy benefits and claim liabilities, or in the determination of other-than-temporary impairments to investment securities can have a material effect on the Company’s results of operations and financial condition.
Deferred Acquisition Costs (“DAC”)
     Costs of acquiring new business, which vary with and are primarily related to the production of new business, have been deferred to the extent that such costs are deemed recoverable from future premiums or gross profits. DAC amounts reflect the Company’s expectations about the future experience of the business in force and include commissions and allowances as well as certain costs of policy issuance and underwriting. Some of the factors that can affect the carrying value of DAC include mortality assumptions, interest spreads and policy lapse rates. For traditional life and related coverages, the Company’s policy is to perform tests, at least annually, to determine that DAC remains recoverable at all times, including at issue. As part of the testing the cumulative amortization is re-estimated and, if necessary, adjusted by a cumulative charge to current operations. For its asset-intensive business, the Company updates the estimated gross profits with actual gross profits each reporting period, resulting in an increase or decrease to DAC to reflect the difference in the actual gross profits versus the previously estimated gross profits. As a result of recoverability testing for new business issues, a charge of approximately $7.7 million to current operations was recorded for in the Asset Intensive sub-segment in 2009 with projected revenue deemed insufficient to cover future benefits and expenses. As of December 31, 2010, the Company estimates that approximately 90.9% of its DAC balance is collateralized by surrender fees due to the Company and the reduction of policy liabilities, in excess of termination values, upon surrender or lapse of a policy.
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
Valuation of Embedded Derivatives
     The Company reinsures certain annuity products that contain terms that are deemed to be embedded derivatives, primarily equity-indexed annuities and variable annuities with guaranteed minimum benefits. The Company assesses each identified embedded derivative to determine whether it is required to be bifurcated under the general accounting principles for Derivatives and Hedging. If the instrument would not be reported in its entirety at fair value and it is determined that the terms of the embedded derivative are not clearly and closely related to the economic characteristics of the host contract, and that a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host contract and reported separately. Such embedded derivatives are carried on the consolidated balance sheets at fair value with the host contract.
     The valuation of the various embedded derivatives requires complex calculations based on actuarial and capital markets inputs and assumptions related to estimates of future cash flows. Such assumptions include, but are not limited to, equity market performance, equity market volatility, interest rates, credit spreads, benefits and related contract charges, mortality, lapses, withdrawals, benefit selections and non-performance risk. These assumptions have a significant impact on the value of the embedded derivatives. For example, independent future decreases in equity market returns, future decreases in interest rates and future increases in equity market volatilities would increase the value of the embedded liability derivative associated with guaranteed minimum withdrawal benefits on variable annuities at December 31, 2010, resulting in an increase in investment related losses. See “Market Risk” disclosures in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.
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
     The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the tax law in the applicable tax jurisdiction. The Company has significant deferred tax assets related to net operating and capital losses. Most of the Company’s exposure related to its deferred tax assets are within legal entities that file a consolidated United States federal income tax return. The Company has projected its ability to utilize its United States net operating losses and has determined that all of these losses are expected to be utilized prior to their expiration. The Company has also done extensive analysis of its capital losses and has determined that sufficient unrealized capital gains exist within its investment portfolios that should offset any capital loss realized. It is also the Company’s intention to hold all unrealized loss securities until maturity or until their market value recovers. However, future unforeseen circumstances could create a situation in which the Company would prematurely sell securities in an unrealized loss position.
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
     The Company may be required to change its provision for income taxes in certain circumstances. Examples of such circumstances include when the ultimate deductibility of certain items for which there is no tax reserve are challenged by taxing authorities, when previous positions for which the Company reserved are effectively settled, when estimates used in determining valuation allowances on deferred tax assets significantly change or when receipt of new information indicates the need for adjustment in valuation allowances. Additionally, future events such as changes in tax legislation could have an impact on the provision for income tax and the effective tax rate. Any such changes could significantly affect the amounts reported in the consolidated financial statements in the year these changes occur.
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
For the year ended December 31, 2010

		Non-Traditional
			Financial
	Traditional	Asset-Intensive	Reinsurance	Total U.S.
(dollars in thousands)
Revenues:
Net premiums	$3,775,951	$21,130	$—	$3,797,081
Investment income, net of related expenses	476,111	384,900	273	861,284
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(6,200)	(4,387)	—	(10,587)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	620	(34)	—	586
Other investment related gains (losses), net	30,404	171,332	(86)	201,650

Total investment related gains (losses), net	24,824	166,911	(86)	191,649
Other revenues	1,720	86,598	23,507	111,825

Total revenues	4,278,606	659,539	23,694	4,961,839

Benefits and expenses:
Claims and other policy benefits	3,214,336	15,273	—	3,229,609
Interest credited	64,472	245,496	—	309,968
Policy acquisition costs and other insurance expenses	530,826	256,095	2,014	788,935
Other operating expenses	78,917	10,797	4,223	93,937

Total benefits and expenses	3,888,551	527,661	6,237	4,422,449

Income before income taxes	$390,055	$131,878	$17,457	$539,390

For the year ended December 31, 2009

		Non-Traditional
			Financial
	Traditional	Asset-Intensive	Reinsurance	Total U.S.
(dollars in thousands)
Revenues:
Net premiums	$3,313,864	$6,859	$—	$3,320,723
Investment income, net of related expenses	428,541	386,642	(286)	814,897
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(88,352)	(7,917)	(225)	(96,494)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	15,040	557	35	15,632
Other investment related gains (losses), net	(10,572)	117,001	288	106,717

Total investment related gains (losses), net	(83,884)	109,641	98	25,855
Other revenues	3,197	70,566	20,296	94,059

Total revenues	3,661,718	573,708	20,108	4,255,534

Benefits and expenses:
Claims and other policy benefits	2,837,808	6,971	—	2,844,779
Interest credited	63,178	260,364	—	323,542
Policy acquisition costs and other insurance expenses	450,358	259,112	1,188	710,658
Other operating expenses	54,651	10,176	3,010	67,837

Total benefits and expenses	3,405,995	536,623	4,198	3,946,816

Income before income taxes	$255,723	$37,085	$15,910	$308,718

For the year ended December 31, 2008

		Non-Traditional
			Financial
	Traditional	Asset-Intensive	Reinsurance	Total U.S.
(dollars in thousands)
Revenues:
Net premiums	$3,093,074	$6,558	$—	$3,099,632
Investment income, net of related expenses	394,917	176,106	588	571,611
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(69,050)	(8,422)	(486)	(77,958)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	—	—	—
Other investment related gains (losses), net	(2,854)	(514,976)	237	(517,593)

Total investment related gains (losses), net	(71,904)	(523,398)	(249)	(595,551)
Other revenues	377	56,775	15,280	72,432

Total revenues	3,416,464	(283,959)	15,619	3,148,124

Benefits and expenses:
Claims and other policy benefits	2,661,963	11,241	—	2,673,204
Interest credited	60,448	172,366	—	232,814
Policy acquisition costs and other insurance expenses (income)	415,117	(298,810)	1,041	117,348
Other operating expenses	47,943	7,990	2,737	58,670

Total benefits and expenses	3,185,471	(107,213)	3,778	3,082,036

Income (loss) before income taxes	$230,993	$(176,746)	$11,841	$66,088

     Income before income taxes for the U.S. operations segment increased by $230.7 million, or 74.7%, and $242.6 million, or 367.1%, in 2010 and 2009, respectively. The increase in income before income taxes in 2010 was largely due to a reduction in investment impairments compared to 2009 and the acquisition of the Reliastar Life Insurance Company’s group life and health reinsurance business, effective January 1, 2010. Also contributing to the increase in income before income taxes in 2010 and 2009 is the favorable impact of changes in credit spreads on the fair value of embedded derivatives associated with treaties written on a modified coinsurance or funds withheld basis. Decreases or increases in credit spreads result in an increase or decrease in value of the embedded derivative, and therefore, an increase or decrease in investment related gains or losses, respectively. In addition, higher than expected claims experience in the Traditional sub-segment adversely affected income before income taxes in 2009 and 2008.
Traditional Reinsurance
     The U.S. Traditional sub-segment provides life and health reinsurance to domestic clients for a variety of products through yearly renewable term, coinsurance and modified coinsurance agreements. These reinsurance arrangements may involve either facultative or automatic agreements. This sub-segment added new business production, measured by face amount of insurance in force, of $141.2 billion, $135.0 billion and $134.4 billion during 2010, 2009 and 2008, respectively. Management believes industry consolidation and the established practice of reinsuring mortality risks should continue to provide opportunities for growth, albeit at rates less than historically experienced.
     Income before income taxes for the U.S. Traditional sub-segment increased by $134.3 million, or 52.5%, and $24.7 million, or 10.7% in 2010 and 2009, respectively. The increase in income before income taxes in 2010 was primarily due to an increase in net investment related gains of $108.7 million and income generated from the newly acquired group life and health business as compared to 2009. The increase in 2009 was primarily driven by an increase in business and slightly better mortality experience as compared to 2008, partially offset by increased investment related losses in 2009.
     Net premiums for the U.S. Traditional sub-segment grew $462.1 million, or 13.9%, and $220.8 million, or 7.1% in 2010 and 2009, respectively. These increases in net premiums were driven primarily by the growth of total U.S. Traditional business in force. Most notably was the acquisition of Reliastar Life Insurance Company’s group life and health reinsurance business, which contributed $286.6 million of premium, in 2010. Total face amount of business in force was $1,334.8 million, $1,285.5 million and $1,269.0 million as of December 31, 2010 and 2009, and 2008, respectively.
     Net investment income increased $47.6 million, or 11.1%, and $33.6 million, or 8.5%, in 2010 and 2009, respectively, primarily due to growth in the average invested asset base of 15.8% and 7.5% in 2010 and 2009, respectively. Investment related losses decreased by $108.7 million and increased $12.0 million in 2010 and 2009, respectively, due primarily to the level of investment impairments associated with fixed maturity securities.

     Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
     Claims and other policy benefits as a percentage of net premiums (“loss ratios”) were 85.1%, 85.6% and 86.1% in 2010, 2009 and 2008, respectively. Although reasonably predictable over a period of years, death claims can be volatile over shorter periods.
     Interest credited expense increased $1.3 million, or 2.0%, and $2.7 million, or 4.5%, in 2010 and 2009, respectively. The 2010 and 2009 increases are the result of one treaty that had a slight increase in its asset base with a credited loan rate that had remained constant at 5.6% since 2008, but decreased to 4.8% in the fourth quarter of 2010. Interest credited in this case relates to amounts credited on cash value products which also have a significant mortality component. Income before income taxes is affected by the spread between the investment income and the interest credited on the underlying products.
     Policy acquisition costs and other insurance expenses as a percentage of net premiums were 14.1%, 13.6% and 13.4% in 2010, 2009 and 2008, respectively. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels within coinsurance-type arrangements. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary. Also, the mix of first year coinsurance business versus yearly renewable term business can cause the percentage to fluctuate from period to period.
     Other operating expenses increased $24.3 million, or 44.4%, and increased $6.7 million, or 14.0% in 2010 and 2009, respectively. The increase in expenses is primarily due to the acquisition of Reliastar Life Insurance Company’s group life and health reinsurance business. Other operating expenses, as a percentage of net premiums, were 2.1%, 1.6% and 1.6% in 2010, 2009 and 2008, respectively. The expense ratio tends to fluctuate only slightly from period to period due to maturity and scale of this operation.
Asset-Intensive Reinsurance
     The U.S. Asset-Intensive sub-segment primarily assumes investment risk within underlying annuities and corporate-owned life insurance policies. These reinsurance agreements are mostly structured as coinsurance, coinsurance with funds withheld or modified coinsurance whereby the Company recognizes profits or losses primarily from the spread between the investment income earned and the interest credited on the underlying deposit liabilities.
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

For the year ended December 31,

	2010	2009	2008
(dollars in thousands)
Revenues:
Total revenues	$659,539	$573,708	$(283,959)
Less:
Embedded derivatives — Modco/Funds withheld treaties	160,274	78,394	(427,798)
Guaranteed minimum benefit riders and related free standing derivatives	3,912	38,911	(89,004)

Revenues before certain derivatives	495,353	456,403	232,843

Benefits and expenses:
Total benefits and expenses	527,661	536,623	(107,213)
Less:
Embedded derivatives — Modco/Funds withheld treaties	115,920	45,254	(246,722)
Guaranteed minimum benefit riders and related free standing derivatives	5,935	76,858	(94,179)
Equity-indexed annuities	5,882	(2,659)	15,207

Benefits and expenses before certain derivatives	399,924	417,170	218,481

Income (loss) before income taxes:
Income (loss) before income taxes	131,878	37,085	(176,746)
Less:
Embedded derivatives — Modco/Funds withheld treaties	44,354	33,140	(181,076)
Guaranteed minimum benefit riders and related free standing derivatives	(2,023)	(37,947)	5,175
Equity-indexed annuities	(5,882)	2,659	(15,207)

Income before income taxes and certain derivatives	95,429	39,233	14,362

     Embedded Derivatives — Modco/Funds Withheld Treaties- Represents the change in the fair value of embedded derivatives on funds withheld at interest associated with treaties written on a modified coinsurance or funds withheld basis, allowing for deferred acquisition expenses. Changes in the fair value of the embedded derivative are driven by changes in investment credit spreads, including the Company’s own credit spread. Generally, an increase in investment credit spreads, ignoring changes in the Company’s own credit spread, will have a negative impact on the fair value of the embedded derivative (decrease in income).
     In 2010, the change in fair value of the embedded derivative increased revenues by $160.3 million and related deferred acquisition expenses increased benefits and expenses by $115.9 million, for a positive pre-tax income impact of $44.4 million, primarily due to a decrease in investment credit spreads. In 2009, the change in fair value of the embedded derivative increased revenues by $78.4 million, partially offset by the related deferred acquisition expenses of $45.3 million, for a positive pre-tax income impact of $33.1 million, primarily due to a decrease in investment credit spreads.
     Guaranteed Minimum Benefit Riders- Represents the impact related to guaranteed minimum benefits associated with the Company’s reinsurance of variable annuities. The fair value changes of the guaranteed minimum benefits along with the changes in fair value of the free standing derivatives purchased by the Company to hedge the liability are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in expenses. In 2010, the change in the fair value of the guaranteed minimum benefits, after allowing for changes in the associated free standing derivatives, increased revenues by $3.9 million and related deferred acquisition expenses increased benefits and expenses by $5.9 million for a negative pre-tax income impact of $2.0 million. In 2009, the change in the fair value of the guaranteed minimum benefits, after allowing for changes in the associated free standing derivatives, increased revenues by $38.9 million and related deferred acquisition expenses increased benefits and expenses by $76.9 million for a negative pre-tax income impact of $38.0 million.
     Equity-Indexed Annuities- Represents the impact of changes in the risk-free rate on the calculation of the fair value of embedded derivative liabilities associated with equity-indexed annuities, after adjustments for related deferred acquisition expenses and retrocession. In 2010 and 2009, expenses increased $5.9 million and decreased $2.7 million respectively.
     The changes in derivatives discussed above are considered unrealized by management and do not affect current cash flows, crediting rates or spread performance on the underlying treaties. Fluctuations occur period to period primarily due to changing investment conditions including, but not limited to, interest rate movements (including risk-free rates and credit spreads), implied volatility and equity market performance, all of which are factors in the calculations of fair value. Therefore, management believes it is helpful to distinguish between the effects of changes in these derivatives and the primary factors that drive profitability of the underlying treaties, namely investment income, fee income (included in other revenues) and interest credited.

Discussion and analysis before certain derivatives:
     The increase in income before income taxes and certain derivatives in 2010 of $56.2 million is primarily due to improvement in the broader U.S. financial markets and related favorable impacts on the underlying annuity account values. Also contributing to the positive variance was an increase in capital gains in both the funds withheld and coinsurance portfolios. These investment gains increased approximately $33.0 million, before deferred acquisition costs in 2010 as compared to 2009. The increase in income before taxes and certain derivatives in 2009 of $24.9 million is primarily due to improvement in the broader U.S. financial markets and related favorable impacts on the underlying annuity account values. In addition, investment related gains in funds withheld portfolios, included in investment income, increased $20.5 million before deferred acquisition costs. The increase in 2009 was partially offset by an $7.7 million increase in policy acquisition costs as a result of deferred acquisition costs recoverability testing of deferred acquisition costs for new business issues. Higher mortality and fee income earned on the variable annuity transactions also contributed to income in both 2010 and 2009.
     The increases of $39.0 million and $223.6 million in revenue before certain derivatives for 2010 and 2009 respectively, were driven by changes in investment income related to equity options held in a funds withheld portfolio associated with equity-indexed annuity treaties. Increases and decreases in investment income related to equity options were mostly offset by corresponding increases and decreases in interest credited expense. Also impacting revenue were investment related gains and losses in the funds withheld portfolios which increased approximately $33.0 million and $20.5 million before deferred acquisition costs, in 2010 and 2009, respectively. These investment related gains and losses are reflected in investment income.
     The average invested asset base supporting this sub-segment was $5.6 billion, $5.1 billion and $5.1 billion for 2010, 2009 and 2008, respectively. The growth in the asset base in 2010 was driven primarily by new business written on existing equity-indexed treaties. The asset base in 2009 was relatively flat compared to 2008 due to annuity contract surrenders which led to a decline in the account value and related invested asset base, offset by new business written on an existing equity-indexed treaty. Invested assets outstanding were $5.6 billion as of December 31, 2010 compared to $5.2 billion in 2009. As of December 31, 2010, $3.9 billion of the invested assets were funds withheld at interest, of which 95.2% of the balance was associated with equity-indexed annuity treaties with one client. As of December 31, 2009, $3.6 billion of the invested assets were funds withheld at interest, of which 94.9% of the balance was associated with equity-indexed annuity treaties with one client.
     The 2010 decrease of $17.2 million and 2009 increase of $198.7 million in benefits and expenses before certain derivatives were primarily due to changes in the interest credited expense related to equity option income on funds withheld equity-indexed annuity treaties. These changes were mostly offset by a corresponding decrease or increase in investment income.
Financial Reinsurance
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
     Income before income taxes increased by $1.5 million, or 9.7%, and $4.1 million, or 34.4%, in 2010 and 2009, respectively. The increase in 2010 was primarily related to new treaties written in the fourth quarter which had one-time fees recognized in 2010. The increase in 2009 was also primarily attributed to new treaties written in the fourth quarter.
     At December 31, 2010, 2009 and 2008, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, was $1.7 billion, $1.2 billion and $0.5 billion, respectively. The pre-tax statutory surplus amounts include all business assumed or brokered by the Company in the U.S. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion, and therefore, can fluctuate from period to period.

Canada Operations
The Company conducts reinsurance business in Canada through RGA Life Reinsurance Company of Canada (“RGA Canada”), a wholly-owned subsidiary. RGA Canada assists clients with capital management activity and mortality and morbidity risk management, and is primarily engaged in traditional individual life reinsurance, as well as creditor, group life and health, critical illness, and longevity reinsurance. Creditor insurance covers the outstanding balance on personal, mortgage or commercial loans in the event of death, disability or critical illness and is generally shorter in duration than traditional life insurance. During 2010, the Canada Operations completed its first longevity reinsurance transaction, a new line of business for the segment.
For the year ended December 31,

	2010	2009	2008
(dollars in thousands)
Revenues:
Net premiums	$797,206	$614,831	$534,271
Investment income, net of related expenses	165,138	137,750	140,434
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	—	(168)	(2,608)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	26	—
Other investment related gains (losses), net	12,682	23,662	1,519

Total investment related gains (losses), net	12,682	23,520	(1,089)
Other revenues	1,146	1,134	18,332

Total revenues	976,172	777,235	691,948

Benefits and expenses:
Claims and other policy benefits	656,358	501,061	456,072
Interest credited	—	75	365
Policy acquisition costs and other insurance expenses	167,572	146,990	110,177
Other operating expenses	29,864	22,774	23,068

Total benefits and expenses	853,794	670,900	589,682

Income before income taxes	$122,378	$106,335	$102,266

Reinsurance in force for the Canada operation totaled approximately $324.1 billion, $276.8 billion, and $209.5 billion at December 31, 2010, 2009, and 2008, respectively. On a Canadian dollar basis, reinsurance in force for the Canada operation reflected continued growth and totaled approximately C$323.4 billion, C$290.2 billion, and C$255.4 billion at December 31, 2010, 2009, and 2008, respectively.
Income before income taxes increased by $16.0 million, or 15.1%, and $4.1 million, or 4.0%, in 2010 and 2009, respectively. The increase in income in 2010 is primarily due to increased investment income offset by a decrease in net investment related gains. A stronger Canadian dollar resulted in an increase in income before income taxes of approximately $8.7 million in 2010 compared to 2009. The increase in income before income taxes in 2009 was primarily due to an increase in investment related gains of $24.6 million compared to 2008. This increase was somewhat offset by a generally weaker Canadian dollar, which resulted in a decrease in income before income taxes of approximately $5.8 million. The segment’s 2009 results also reflect slightly adverse mortality experience compared to very favorable mortality in 2008. In addition, the 2008 income before income taxes reflects the favorable net effect of $6.8 million from the recaptures of a previously assumed and a previously retroceded treaty.
Net premiums increased $182.4 million, or 29.7%, and $80.6 million, or 15.1%, in 2010 and 2009, respectively. Contributing to the increase in 2010 was the completion of the Company’s first longevity reinsurance transaction, reporting related premiums of $60.4 million, of which $43.3 million represents a one-time advance premium for which the Company established a deferred profit liability. The remaining increases are primarily due to new business from both new and existing treaties. The segment added new business production, measured by face amount of insurance in force, of $51.1 billion, $43.9 billion and $51.2 billion during 2010, 2009 and 2008, respectively. Management believes industry consolidation, changing capital levels in the life insurance industry and the established practice of reinsuring mortality risks should continue to provide opportunities for new business, albeit at rates less than historically experienced. Additionally, foreign currency exchange fluctuation in the Canadian dollar resulted in an increase in net premiums of approximately $72.8 million and a decrease of approximately $42.2 million in 2010 and 2009, respectively. Premium levels can be significantly influenced by currency fluctuations, large transactions, mix of business and reporting practices of ceding companies, and therefore may fluctuate from period to period.
Net investment income increased $27.4 million, or 19.9%, and decreased $2.7 million, or 1.9%, in 2010 and 2009, respectively. The effect of changes in the Canadian dollar exchange rates resulted in an increase in net investment income of approximately $12.4 million and a decrease of approximately $9.3 million in 2010 and 2009, respectively. Investment income and investment related gains and losses are allocated to the segments based upon average assets and related capital levels deemed appropriate to support segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments. The increase in investment income in 2010, excluding the impact of foreign exchange, was primarily the result of an increase in the allocated average asset base of 14.4%, due to growth in the underlying business volume.
Other revenues were stable in 2010 but decreased by $17.2 million in 2009 compared to 2008. The decrease in 2009 was primarily due to the absence of recapture fees recognized in 2008 of $16.2 million.
Loss ratios for this segment were 82.3%, 81.5% and 85.4% in 2010, 2009 and 2008, respectively. The higher loss ratio in 2008 is primarily due to creditor business. Historically, the loss ratio increased primarily as the result of several large permanent level premium in force blocks assumed in 1997 and 1998. These blocks are mature blocks of long-term permanent level premium business in which mortality as a percentage of net premiums is expected to be higher than historical ratios. The nature of permanent level premium policies requires the Company to set up actuarial liabilities and invest the amounts received in excess of early-year mortality costs to fund claims in later years when those level premiums may not cover expected increasing mortality or claim costs. Claims and other policy benefits, as a percentage of net premiums and investment income were 68.2%, 66.6% and 67.6% in 2010, 2009 and 2008, respectively.
Policy acquisition costs and other insurance expenses as a percentage of net premiums totaled 21.0%, 23.9% and 20.6% in 2010, 2009 and 2008, respectively. The decrease in 2010 was largely due to the effect of increased net premiums related to the longevity reinsurance transaction completed during the year. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels and product mix. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary.
Other operating expenses increased $7.1 million, or 31.1%, and decreased $0.3 million, or 1.3%, in 2010 and 2009, respectively. The effect of changes in the Canadian dollar exchange rates resulted in an increase in operating expenses of approximately $2.2 million and a decrease of approximately $1.2 million in 2010 and 2009, respectively. Other operating expenses as a percentage of net premiums were 3.7%, 3.7% and 4.3% in 2010, 2009 and 2008, respectively.
Europe & South Africa Operations
The Europe & South Africa segment includes operations in France, Germany, India, Italy, Mexico, the Netherlands, Poland, South Africa, Spain, UK and commencing in 2010, the Middle East. The segment provides reinsurance for a variety of life products through yearly renewable term and coinsurance agreements, critical illness coverage and longevity risk related to payout annuities. Reinsurance agreements may be facultative or automatic agreements covering primarily individual risks and in some markets, group risks.
For the year ended December 31,

(dollars in thousands)	2010	2009	2008
Revenues:
Net premiums	$918,513	$781,952	$707,768
Investment income, net of related expenses	34,517	32,240	32,993
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(2,429)	(3,418)	(9,857)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	558	—
Other investment related gains (losses), net	5,013	4,112	1,170

Total investment related gains (losses), net	2,584	1,252	(8,687)
Other revenues	2,099	11,436	401

Total revenues	957,713	826,880	732,475

For the year ended December 31,
(Continued)

	2010	2009	2008
Benefits and expenses:
Claims and other policy benefits	734,392	656,485	532,292
Policy acquisition costs and other insurance expenses	43,961	37,753	69,422
Other operating expenses	93,526	80,301	65,075

Total benefits and expenses	871,879	774,539	666,789

Income before income taxes	$85,834	$52,341	$65,686

     Income before income taxes increased by $33.5 million, or 64.0%, and decreased by $13.3 million or 20.3%, in 2010 and 2009, respectively. The increase in income before income taxes in 2010 was primarily due to continued successful growth of the business and favorable claims experience, primarily in the UK and several other European markets. The decrease in income before income taxes in 2009 was primarily due to an increase in claims and other policy benefits and an unfavorable foreign currency exchange fluctuation partially offset by a decrease in policy acquisition costs and other insurance expenses. In addition, a retrocession block of business was recaptured in 2009 that increased income before income taxes by $6.0 million. Unfavorable foreign currency exchange fluctuations contributed to a decrease in income before income taxes totaling approximately $2.7 million and $2.1 million in 2010 and 2009, respectively.
     Net premiums grew by $136.6 million, or 17.5%, and $74.2 million, or 10.5%, in 2010 and 2009, respectively. These increases were primarily the result of new business from both new and existing treaties. The segment added new business production, measured by face amount of insurance in force, of $103.6 billion, $121.1 billion and $87.5 billion during 2010, 2009 and 2008, respectively. In addition, net premiums increased $78.5 million and $30.3 million in 2010 and 2009, respectively, associated with reinsurance of longevity risk in the UK. During 2010 and 2009, there were unfavorable foreign currency exchange fluctuations, particularly from the British pound and the Euro weakening against the U.S. dollar, which decreased net premiums by approximately $4.0 million and $107.5 million, respectively.
     A significant portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage, primarily in the UK. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Net premiums earned from this coverage totaled $224.1 million, $212.1 million and $236.4 million in 2010, 2009 and 2008, respectively. Premium levels can be significantly influenced by currency fluctuations, large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.
     Net investment income increased $2.3 million, or 7.1%, and decreased $0.8 million, or 2.3%, in 2010 and 2009, respectively. The increase in 2010 can be primarily attributed to a 35.3% growth in the average invested asset base largely offset by a decrease in investment yield. The decrease in 2009 can primarily be attributed to a decrease in investment yield. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
     Loss ratios for this segment were 80.0%, 84.0% and 75.2% in 2010, 2009 and 2008, respectively. During 2009, a retrocession block of business was recaptured which had the effect of increasing the loss ratio. Excluding this recapture, the loss ratio for 2009 was 82.2%. During 2008, a block of business was recaptured which had the effect of lowering the loss ratio. Excluding this recapture, the loss ratio for 2008 was 77.0%. The decrease in the loss ratio for 2010 was primarily due to favorable claims experience in the UK. The increase in the loss ratio for 2009 was primarily due to unfavorable claims experience in the UK and South Africa. Although reasonably predictable over a period of years, death claims can be volatile over shorter periods. Management views recent experience as normal volatility that is inherent in the business.
     Policy acquisition costs and other insurance expenses as a percentage of net premiums were 4.8%, 4.8% and 9.8% for 2010, 2009 and 2008, respectively. Excluding the aforementioned recaptures, policy acquisition costs and other insurance expenses as a percentage of net premiums were 6.3% in 2009 and 8.8% in 2008. These percentages fluctuate due to timing of client company reporting, variations in the mixture of business and the relative maturity of the business. In addition, as the segment grows, renewal premiums, which have lower allowances than first-year premiums, represent a greater percentage of the total net premiums.
     Other operating expenses increased $13.2 million, or 16.5%, and $15.2 million, or 23.4%, in 2010 and 2009, respectively. Other operating expenses as a percentage of net premiums totaled 10.2%, 10.3% and 9.2% in 2010, 2009 and 2008, respectively. These increases reflect the continued investment in new and developing offices designed to capture opportunities in various markets. The Company believes that continued sustained growth in net premiums will lessen the burden of start-up and expansion costs over time.
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
For the year ended December 31,

(dollars in thousands)	2010	2009	2008
Revenues:
Net premiums	$1,139,065	$998,927	$1,000,814
Investment income, net of related expenses	70,552	61,335	47,400
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	—	(6,172)	(4,997)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	804	—
Other investment related gains (losses), net	6,153	5,165	2,336

Total investment related gains (losses), net	6,153	(203)	(2,661)
Other revenues	26,419	25,029	12,320

Total revenues	1,242,189	1,085,088	1,057,873

Benefits and expenses:
Claims and other policy benefits	926,383	817,052	799,376
Policy acquisition costs and other insurance expenses	133,300	106,405	107,076
Other operating expenses	93,746	78,085	65,912

Total benefits and expenses	1,153,429	1,001,542	972,364

Income before income taxes	$88,760	$83,546	$85,509

     Income before income taxes increased by $5.2 million, or 6.2%, and decreased by $2.0 million, or 2.3%, in 2010 and 2009, respectively. The increase in income before income taxes in 2010 is primarily due to an increase in premiums in all markets within the segment except Korea, compared to the same period in 2009. The decrease in income before income taxes in 2009 compared to 2008 was primarily related to increased claims and other policy benefits throughout the segment. Foreign currency exchange fluctuations resulted in increase to income before income taxes totaling approximately $7.8 million in 2010 and a negligible increase in 2009.
     Net premiums increased by $140.1 million, or 14.0%, and decreased by $1.9 million, or 0.2%, in 2010 and 2009, respectively. The increase in premiums in 2010 was due to an increase of $141.7, collectively, in Australia, New Zealand, Southeast Asia, Japan and Taiwan compared to 2009. The decrease in premiums in 2009 was due to a decrease of $61.3 million, collectively, in Korea, Taiwan and New Zealand largely offset by an increase of $54.3 million, collectively, in Australia, Hong Kong and Japan compared to 2008. The segment added new business production, measured by face amount of insurance in force, of $30.7 billion, $21.0 billion and $31.9 billion during 2010, 2009 and 2008, respectively. Premium levels can be significantly influenced by currency fluctuations, large transactions and reporting practices of ceding companies and can fluctuate from period to period.
     Foreign currencies in certain significant markets, particularly the Australian dollar, New Zealand dollar, Korean won and Japanese yen, have strengthened against the U.S. dollar during 2010 compared to 2009. The overall effect of changes in Asia Pacific segment currencies was an increase in 2010 net premiums of approximately $115.0 million as compared to 2009. Throughout most of 2009, there were unfavorable foreign currency fluctuations, particularly in the Australian dollar, Korean won, New Zealand dollar and Taiwanese dollar, against the U.S. dollar. The overall effect of changes in Asia Pacific segment currencies was a decrease in 2009 net premiums of approximately $58.0 million compared to 2008.
     A portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Reinsurance of critical illness in the Asia Pacific operations is offered primarily in South Korea, Australia and Hong Kong. Net premiums from this coverage totaled $186.2 million, $181.2 million, and $213.8 million in 2010, 2009 and 2008, respectively.
     Net investment income increased $9.2 million, or 15.0%, and $13.9 million, or 29.4%, in 2010 and 2009, respectively. These increases can be primarily attributed to growth in the average invested asset base of 32.4% and 32.7% in 2010 and 2009, respectively. The 2010 increase in net investment income from growth in the average invested asset base was largely offset by a decrease in investment yield. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
     Other revenues increased by $1.4 million, or 5.6%, and $12.7 million, or 103.2%, in 2010 and 2009, respectively. The primary source of other revenues is fees from financial reinsurance treaties in Japan. At December 31, 2010 and 2009, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, was $0.4 billion and $0.5 billion, respectively. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and therefore can fluctuate from period to period.
     Loss ratios for this segment were 81.3%, 81.8% and 79.9% for 2010, 2009 and 2008, respectively. The decrease in the loss ratio in 2010 compared with 2009 was primarily attributable to lower claims and other policy benefits in New Zealand and Hong Kong. The increase in 2009 compared with 2008 was primarily related to an increase in benefits as a percentage of net premiums in Australia, New Zealand and Taiwan. Although reasonably predictable over a period of years, death claims can be volatile over shorter periods. Management views recent experience as normal volatility that is inherent in the business. Loss ratios will fluctuate due to timing of client company reporting, variations in the mixture of business and the relative maturity of the business.
     Policy acquisition costs and other insurance expenses as a percentage of net premiums were 11.7%, 10.7% and 10.7% for 2010, 2009 and 2008, respectively. The ratio of policy acquisition costs and other insurance expenses as a percentage of net premiums should generally decline as the business matures; however, the percentage does fluctuate periodically due to timing of client company reporting and variations in the mixture of business.
     Other operating expenses increased $15.7 million, or 20.1%, and $12.2 million, or 18.5%, in 2010 and 2009, respectively. Other operating expenses as a percentage of net premiums totaled 8.2%, 7.8% and 6.6% in 2010, 2009 and 2008, respectively. The timing of premium flows and the level of costs associated with the entrance into and development of new markets in the growing Asia Pacific segment may cause other operating expenses as a percentage of net premiums to fluctuate over periods of time.
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

For the year ended December 31,

(dollars in thousands)	2010	2009	2008
Revenues:
Net premiums	$7,815	$8,728	$6,816
Investment income, net of related expenses	107,169	76,240	78,838
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(18,904)	(22,582)	(17,893)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	1,459	(975)	—
Other investment related gains (losses), net	16,407	7,281	(21,324)

Total investment related gains (losses), net	(1,038)	(16,276)	(39,217)
Other revenues	9,871	53,393	4,346

Total revenues	123,817	122,085	50,783

Benefits and expenses:
Claims and other policy benefits	413	49	988
Interest credited	14	121	—
Policy acquisition costs and other insurance expenses (income)	(53,815)	(43,480)	(46,124)
Other operating expenses	50,898	45,782	30,192
Interest expenses	90,996	69,940	76,161
Collateral finance facility expense	7,856	8,268	28,723

Total benefits and expenses	96,362	80,680	89,940

Income (loss) before income taxes	$27,455	$41,405	$(39,157)

     Income (loss) before income taxes decreased by $14.0 million, or 33.7%, and increased by $80.6 million, or 205.7%, in 2010 and 2009, respectively. The decrease in income in 2010 is primarily due to the absence of the recognition of a gain on the repurchase of long-term debt of $38.9 million and a $4.8 million foreign exchange gain on the repayment of debt, recorded in other revenues in 2009 and increased interest expense related to the issuance of $400.0 million in senior notes in the fourth quarter of 2009 partially offset by a $30.9 million increase in investment income. The increase in income in 2009 is primarily due to a $22.9 million decrease in investment related losses, a $49.0 million increase in other revenues primarily from the aforementioned gains, a $20.5 million decrease in collateral finance facility expense slightly offset by a $15.6 million increase in other expenses.
     Total revenues increased $1.7 million, or 1.4%, and increased $71.3 million, or 140.4%, in 2010 and 2009, respectively. The increase in revenues in 2010 was primarily due to an increase in investment income largely due to an increase in invested assets, related to the aforementioned senior notes issued in the fourth quarter of 2009. This increase was largely offset by a decrease in other revenues associated with the absence in 2010 of gains from the debt repurchase and repayment, as described above. The increase in revenues in 2009 was due to an decrease in investment related losses of $22.9 million, reflecting improved economic conditions, and an increase in other revenues related to the gain on the repurchase of long-term debt mentioned above. Slightly offsetting these increases were investment related losses of $3.0 million related to the disposition of the Company’s direct insurance operations in Argentina and a decrease in investment income of $2.6 million.
     Total benefits and expenses increased $15.7 million or 19.4%, and decreased $9.3 million or 10.3%, in 2010 and 2009, respectively. The increase in total benefits and expenses in 2010 was primarily due to increased interest expense related to the aforementioned senior notes issued in 2009 partially offset by lower policy acquisition costs and other insurance expenses in 2010, primarily due to increased charges to the operating segments for the use of capital. The decrease in total benefits and expenses in 2009 was primarily due to a $23.3 million decrease in collateral finance facility expense due to substantially reduced variable interest rates in 2009. Additionally, other operating expenses decreased $15.2 million in 2009 primarily related to a decrease in equity-based compensation and policy acquisition costs and other insurance expenses decreased $10.8 million, primarily due to increased charges to the operating segments for the use of capital.
Discontinued Operations
     Effective January 1, 2009 due to immateriality, the discontinued accident and health operations were included in the results of the Corporate and Other segment. The consolidated statement of income for 2008 reflects this line of business as a discontinued operation. The calculation of the claim reserve liability for the entire portfolio of accident and health business requires management to make estimates and assumptions that affect the reported claim reserve levels. The loss from discontinued accident and health operations, net of income taxes was $11.0 million in 2008. Revenues associated with discontinued operations, which were not reported on a gross basis in the Company’s consolidated statement of income in 2008, totaled $2.1 million. As of December 31, 2010, there were no arbitrations or claims disputes associated with the Company’s discontinued accident and health operations.
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
     The Company periodically reviews the EGP valuation model and assumptions so that the assumptions reflect a reasonable view of future experience. Two assumptions are considered to be most significant: (1) estimated interest spread, and (2) estimated future policy lapses. The following table reflects the possible change that would occur in a given year if assumptions, as a percentage of current deferred policy acquisition costs related to asset-intensive products ($1,054.3 million as of December 31, 2010), are changed as illustrated:

Quantitative Change in Significant Assumptions	One-Time Increase in DAC	One-Time Decrease in DAC
Estimated interest spread increasing (decreasing) 25 basis points from the current spread	0.92%	-1.01%

Estimated future policy lapse rates decreasing (increasing) 20% on a permanent basis (including surrender charges)	0.67%	-0.53%
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
     The following table displays DAC balances for asset-intensive business and non-asset-intensive business by segment as of December 31, 2010:

(dollars in thousands)	Asset-Intensive DAC	Non-Asset-Intensive DAC	Total DAC
U.S.	$1,054,255	$1,411,586	$2,465,841
Canada	—	345,722	345,722
Europe & South Africa	—	434,956	434,956
Asia Pacific	—	479,733	479,733
Corporate and Other	—	191	191

Total	$1,054,255	$2,672,188	$3,726,443

     As of December 31, 2010, the Company estimates that approximately 90.9% of its DAC balance is collateralized by surrender fees due to the Company and the reduction of policy liabilities, in excess of termination values, upon surrender or lapse of a policy.

Liquidity and Capital Resources
Current Market Environment
     The U.S. and global financial markets have shown continued improvement since the first quarter of 2009. Throughout 2008 and early 2009, the capital and credit markets experienced volatility and disruption. This environment was driven by, among other things, heightened concerns over conditions in the U.S. housing and mortgage markets, the availability and cost of credit, the health of U.S. and global financial institutions, a decline in business and consumer confidence and increased unemployment. Turmoil in the U.S. and global financial markets resulted in bankruptcies, credit defaults, consolidations and government interventions.
     Results of operations in 2010 and 2009 reflect a favorable change in the value of embedded derivatives as credit spreads tightened significantly since the first quarter of 2009. There has been continued improvement in gross unrealized losses in the Company’s fixed maturity and equity securities available-for-sale which were $319.1 million, $584.9 million and $1,416.4 million at December 31, 2010, 2009 and 2008, respectively. Likewise, gross unrealized gains have also improved.
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
     As witnessed during parts of 2008 and 2009, a general economic downturn or a downturn in the equity and other capital markets can adversely affect the market for many annuity and life insurance products and the Company’s financial position. As the Company obtains substantially all of its revenues through life and annuity reinsurance, its business would be adversely affected if the market for annuities or life insurance was adversely affected.
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
     See Note 3 — “Stock Transactions”, Note 15 — “Debt and Trust Preferred Securities” and Note 23 — “Subsequent Events” in the Notes to Consolidated Financial Statements for additional information regarding the Company’s securities transactions.
Statutory Dividend Limitations
     RCM and RGA Reinsurance are subject to Missouri statutory provisions that restrict the payment of dividends. They may not pay dividends in any 12-month period in excess of the greater of the prior year’s statutory net gain from operations or 10% of statutory capital and surplus at the preceding year-end, without regulatory approval. The applicable statutory provisions only permit an insurer to pay a shareholder dividend from unassigned surplus. Any dividends paid by RGA Reinsurance would be paid to RCM, its parent company, which in turn has restrictions related to its ability to pay dividends to RGA. RCM’s primary asset is its investment in RGA Reinsurance. As of January 1, 2010, RCM and RGA Reinsurance could pay maximum dividends, without prior approval, of approximately $148.7 million and $152.9 million, respectively. The MDI allows RCM to pay a dividend to RGA to the extent RCM received the dividend from RGA

Reinsurance, without limitation related to the level of unassigned surplus. Dividend payments from other subsidiaries are subject to regulations in the jurisdiction of domicile.
     The dividend limitations for RCM and RGA Reinsurance are based on statutory financial results. Statutory accounting practices differ in certain respects from accounting principles used in financial statements prepared in conformity with GAAP. Significant differences include the treatment of deferred acquisition costs, deferred income taxes, required investment reserves, reserve calculation assumptions and surplus notes.
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
Shareholder Dividends
     Historically, RGA has paid quarterly dividends ranging from $0.027 per share in 1993 to $0.12 per share in 2010. All future payments of dividends are at the discretion of RGA’s board of directors and will depend on the Company’s earnings, capital requirements, insurance regulatory conditions, operating conditions, and other such factors as the board of directors may deem relevant. The amount of dividends that RGA can pay will depend in part on the operations of its reinsurance subsidiaries. Under certain circumstances, RGA may be contractually prohibited from paying dividends on common stock, see discussion below in “Debt and Trust Preferred Securities”.
Debt and Trust Preferred Securities
     Certain of the Company’s debt agreements contain financial covenant restrictions related to, among other things, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of net worth, maximum ratios of debt to capitalization and change in control provisions. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the various agreements. Additionally, the Company’s debt agreements contain cross-default covenants, which would make outstanding borrowings immediately payable in the event of a material covenant default under any of the agreements which remains uncured, including, but not limited to, non-payment of indebtedness when due for an amount in excess of $100.0 million, bankruptcy proceedings, or any event which results in the acceleration of the maturity of indebtedness. The facility fee and interest rate for the Company’s credit facilities are based on its senior long-term debt ratings. A decrease in those ratings could result in an increase in costs for the credit facilities. As of December 31, 2010 and 2009, the Company had $1,216.4 million and $1,216.1 million, respectively, in outstanding borrowings under its long-term debt agreements and was in compliance with all covenants under those agreements. The ability of the Company to make debt principal and interest payments depends primarily on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, and the Company’s ability to raise additional funds.
     In November 2009 RGA issued 6.45% Senior Notes due November 15, 2019 with a face amount of $400.0 million. These senior notes were registered with the Securities and Exchange Commission. The net proceeds from the offering were approximately $396.3 million and were designated for general corporate purposes. Capitalized issue costs were approximately $3.0 million.
     During 2009 the Company repurchased $80.2 million face amount of its 6.75% junior subordinated debentures for $39.2 million. The debt was purchased by RGA Reinsurance. As a result, the Company recorded a pre-tax gain of $38.9 million, after fees and unamortized discount, in other revenues in 2009

     The Company maintains three revolving credit facilities, including a syndicated credit facility with an overall capacity of $750.0 million that expires in September 2012. The Company may borrow cash and obtain letters of credit in multiple currencies under this facility. As of December 31, 2010, the Company had no cash borrowings outstanding and $223.3 million in issued, but undrawn, letters of credit under this facility. The Company’s other credit facilities consist of a £15.0 million credit facility that expires in May 2012, and an A$50.0 million Australian credit facility that expires in March 2011, with no outstanding balances as of December 31, 2010.
     As of December 31, 2010, the average interest rate on long-term and short-term debt outstanding, excluding the Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures of the Company (“Trust Preferred Securities”), was 6.38% at the end of 2010 and 2009. Interest is expensed on the face amount, or $225.0 million, of the Trust Preferred Securities at a rate of 5.75%. See Note 23 — “Subsequent Events” in the Notes to Consolidated Financial Statements for additional information on the Trust Preferred Securities.
     Based on the historic cash flows and the current financial results of the Company, management believes RGA’s cash flows will be sufficient to enable RGA to meet its obligations for at least the next 12 months.
Collateral Finance Facility
     In June 2006, RGA’s subsidiary, Timberlake Financial, issued $850.0 million of Series A Floating Rate Insured Notes due June 2036 in a private placement. The notes were issued to fund the collateral requirements for statutory reserves required by the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX) on specified term life insurance policies reinsured by RGA Reinsurance. Proceeds from the notes, along with a $112.8 million direct investment by the Company, were deposited into a series of accounts that collateralize the notes and are not available to satisfy the general obligations of the Company. As of December 31, 2010, the Company held assets in trust and in custody of $885.3 million for this purpose. Interest on the notes will accrue at an annual rate of 1-month LIBOR plus a base rate margin, payable monthly and totaled $7.9 million and $8.3 million in 2010 and 2009, respectively. The payment of interest and principal on the notes is insured by a monoline insurance company through a financial guaranty insurance policy. The notes represent senior, secured indebtedness of Timberlake Financial without legal recourse to RGA or its other subsidiaries. Timberlake Financial will rely primarily upon the receipt of interest and principal payments on a surplus note and dividend payments from its wholly-owned subsidiary, Timberlake Re, a South Carolina captive insurance company, to make payments of interest and principal on the notes. The ability of Timberlake Re to make interest and principal payments on the surplus note and dividend payments to Timberlake Financial is contingent upon South Carolina regulatory approval, the return on Timberlake Re’s investment assets and the performance of specified term life insurance policies with guaranteed level premiums retroceded by RGA’s subsidiary, RGA Reinsurance, to Timberlake Re.
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
Reinsurance Operations
     Reinsurance agreements, whether facultative or automatic, generally provide recapture provisions. Most U.S.-based reinsurance treaties include a recapture right for ceding companies, generally after 10 years. Outside of the U.S., treaties primarily include a mutually agreed upon recapture provision. Recapture rights permit the ceding company to reassume all or a portion of the risk formerly ceded to the reinsurer. In some situations, the Company has the right to place assets in trust for the benefit of the ceding party in lieu of recapture. Additionally, certain treaties may grant recapture rights to ceding companies in the event of a significant decrease in RGA Reinsurance’s NAIC risk based capital ratio or financial strength rating. The RBC ratio trigger varies by treaty at amounts between 125% and 225% of the NAIC’s company action level. Financial strength rating triggers vary by treaty with the majority of the triggers reached if RGA Reinsurance’s financial strength rating falls five notches from its current rating of “AA-” to the “BBB” level on the S&P scale. Recapture of business previously ceded does not affect premiums ceded prior to the recapture of such business, but would reduce premiums in subsequent periods. Upon recapture, the Company would reflect a net gain or loss on the settlement of the assets and liabilities associated with the treaty. In some cases, the ceding company is required to pay the Company a recapture fee. The Company estimates approximately $300.3 billion of its gross assumed in force business, as of December 31, 2010, was subject to treaties where the ceding company could recapture in the event minimum levels of financial condition or ratings were not maintained.

Assets in Trust
     Some treaties give ceding companies the right to request that the Company place assets in trust for the benefit of the cedant to support statutory reserve credits in the event of a downgrade of the Company’s ratings to specified levels, generally non-investment grade levels, or if minimum levels of financial condition are not maintained. As of December 31, 2010, these treaties had approximately $1,138.5 million in statutory reserves. Assets placed in trust continue to be owned by the Company, but their use is restricted based on the terms of the trust agreement. Securities with an amortized cost of $1,419.3 million were held in trust for the benefit of certain subsidiaries of the Company to satisfy collateral requirements for reinsurance business at December 31, 2010. Additionally, securities with an amortized cost of $1,851.1 million as of December 31, 2010 were held in trust to satisfy collateral requirements under certain third-party reinsurance treaties. Under certain conditions, RGA may be obligated to move reinsurance from one RGA subsidiary company to another RGA subsidiary or make payments under the treaty. These conditions include change in control or ratings of the subsidiary, insolvency, nonperformance under a treaty, or loss of reinsurance license of such subsidiary. If RGA was ever required to perform under these obligations, the risk to the consolidated company under the reinsurance treaties would not change; however, additional capital may be required due to the change in jurisdiction of the subsidiary reinsuring the business, which could lead to a strain on liquidity.
     Proceeds from the notes issued by Timberlake Financial and the Company’s direct investment in Timberlake Financial were deposited into a series of trust accounts as collateral and are not available to satisfy the general obligations of the Company. As of December 31, 2010 the Company held deposits in trust and in custody of $885.3 million for this purpose, which is not included above. See “Collateral Finance Facility” above for additional information on the Timberlake notes.
Guarantees
     RGA has issued guarantees to third parties on behalf of its subsidiaries for the payment of amounts due under certain credit facilities, reinsurance treaties and office lease obligations, whereby if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. In limited circumstances, treaty guarantees are granted to ceding companies in order to provide additional security, particularly in cases where RGA’s subsidiary is relatively new, unrated, or not of significant size, relative to the ceding company. Liabilities supported by the treaty guarantees, before consideration for any legally offsetting amounts due from the guaranteed party, totaled $600.8 million and $569.8 million as of December 31, 2010 and 2009, respectively, and are reflected on the Company’s consolidated balance sheets in future policy benefits. As of December 31, 2010 and 2009, the Company’s exposure related to treaty guarantees, net of assets held in trust, was $352.0 million and $330.3 million, respectively. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to trust preferred securities and credit facilities provide additional security to third parties should a subsidiary fail to make principal and/or interest payments when due. As of December 31, 2010, RGA’s exposure related to these guarantees was $159.4 million. RGA has issued payment guarantees on behalf of two of its subsidiaries in the event the subsidiaries fail to make payment under their office lease obligations, the exposure of which was $13.6 million as of December 31, 2010.
     During 2010, one of the Company’s subsidiaries, Manor Re, obtained $300.0 million of collateral financing through 2020 from an international bank which enabled Manor Re to deposit assets in trust to support statutory reserve credit for an affiliated reinsurance transaction. The bank has recourse to RGA should Manor Re fail to make payments or otherwise not perform its obligations under this financing.
     In addition, the Company indemnifies its directors and officers pursuant to its charters and by-laws. Since this indemnity generally is not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under this indemnity in the future.
Balance Sheet Arrangements
     The Company had commitments to fund investments in limited partnerships, commercial mortgage loans and private placement investments in the amount of $147.2 million, $6.7 million and $7.5 million, respectively, at December 31, 2010. The Company anticipates that the majority of its current commitments will be invested over the next five years, however, contractually, these commitments could become due at the request of the counterparties. Investments in limited partnerships are carried at cost after consideration of any other-than-temporary impairments and included in other invested assets in the consolidated balance sheets.
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
     Additional sources of liquidity to meet unexpected cash outflows in excess of operating cash inflows and current cash and equivalents on hand include selling short-term investments or fixed maturity securities and drawing funds under existing credit facilities, under which the Company had availability of $601.3 million as of December 31, 2010. The Company also has $997.1 million of funds available through collateralized borrowings from the Federal Home Loan Bank of Des Moines (“FHLB”).
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
     The Company’s net cash flows provided by operating activities for the years ended December 31, 2010, 2009 and 2008, were $1,842.7 million, $1,364.2 million and $727.0 million, respectively. Cash flows from operating activities are affected by the timing of premiums received, claims paid and working capital changes. Operating cash increased $478.5 million during 2010 as cash from premiums and investment income increased $878.1 million and $114.5 million, respectively, offset by higher operating net cash outlays of $514.1 million. Operating cash increased $637.3 million during 2009 as cash from premiums and investment income increased $277.7 million and $246.9 million, respectively, while operating net cash outlays decreased by $112.7 million. The Company believes the short-term cash requirements of its business operations will be sufficiently met by the positive cash flows generated. Additionally, the Company believes it maintains a high-quality fixed maturity portfolio with positive liquidity characteristics. These securities are available-for-sale and could be sold if necessary to meet the Company’s short- and long-term obligations, subject to market conditions.
     Net cash used in investing activities was $1,720.5 million, $1,939.1 million and $1,073.2 million in 2010, 2009 and 2008, respectively. Changes in cash used in investing activities primarily relate to the management of the Company’s investment portfolios and the investment of excess cash generated by operating and financing activities. The large increase in net cash used in investing activities in 2009 was due in part to the investment of proceeds from the issuance of common stock in the fourth quarter of 2008 and senior notes issued in the fourth quarter of 2009.
     Net cash (used in) provided by financing activities was $(193.4) million, $195.0 million and $841.2 million in 2010, 2009 and 2008, respectively. The decrease in cash provided by financing activities in 2010 was primarily due to the issuance of $396.3 million of securities in 2009. Also contributing to the decrease in 2010 was an increase in withdrawals, net of deposits, under investment type contracts of $239.7 million. Partially offsetting these decreases in 2010 was a $202.1 million increase in cash collateral received under derivative contracts due to a change in the value of the underlying derivatives. The decrease in cash provided by financing activities in 2009 was largely due to reduced deposits, net of withdrawals, under investment type contracts of $339.8 million, a $335.5 million decrease in the cash collateral received under derivative contracts due to a change in the value of the underlying derivatives and $62.5 million related to the repurchase and repayment of long-term debt. The issuance of Company securities resulted in an increase in cash provided by financing activities of $64.5 million in 2009.
Contractual Obligations
The following table displays the Company’s contractual obligations, including obligations arising from its reinsurance business (in millions):

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Future policy benefits(1)	$4,749.8	$(532.4)	$(654.3)	$(454.2)	$6,390.7
Interest-sensitive contract liabilities(2)	11,074.3	892.2	1,860.5	1,793.4	6,528.2
Short-term debt, including interest	213.5	213.5	—	—	—
Long-term debt, including interest	2,316.1	38.5	76.9	76.9	2,123.8
Fixed Rate Trust Pref Sec., including interest(3)	745.7	12.9	25.9	25.9	681.0
Collateral finance facility, including interest	893.5	4.7	82.0	71.6	735.2
Structured financing, including interest(4)	370.0	7.0	14.0	14.0	335.0
Other policy claims and benefits	2,597.9	2,597.9	—	—	—
Operating leases	81.6	13.0	24.1	17.2	27.3
Limited partnerships	147.2	147.2	—	—	—
Investment purchase commitments	14.2	14.2	—	—	—
Payables for collateral received under derivative transactions	10.3	10.3	—	—	—

Total	$23,214.1	$3,419.0	$1,429.1	$1,544.8	$16,821.2

[1]	Future policyholder benefits include liabilities related primarily to the Company’s reinsurance of life and health insurance products. Amounts presented in the table above represent the estimated obligations as they become due to ceding companies for benefits under such contracts, and also include future premiums, allowances and other amounts due to or from the ceding companies as the result of the Company’s assumptions of mortality, morbidity, policy lapse and surrender risk as appropriate to the respective product. Total payments may vary materially from prior years due to the assumption of new treaties or as a result of changes in projections of future experience. All estimated cash payments presented in the table above are undiscounted as to interest, net of estimated future premiums on policies currently in force and gross of any reinsurance recoverable. The sum of the undiscounted estimated cash flows shown for all years in the table is an obligation of $4,749.8 million compared to the discounted liability amount of $9,274.8 million included on the consolidated balance sheet, substantially all due to the effects of discounting the estimated cash flows. The time value of money is not factored into the calculations in the table above. In addition, differences will arise due to changes in the projection of future benefit payments compared with those developed when the reserve was established. Expected premiums exceed expected policy benefit payments and allowances due to the nature of the reinsurance treaties, which generally have increasing premium rates that exceed the increasing benefit payments.

[2]	Interest-sensitive contract liabilities include amounts related to the Company’s reinsurance of asset-intensive products, primarily deferred annuities and corporate-owned life insurance. Amounts presented in the table above represent the estimated obligations as they become due both to and from ceding companies relating to activity of the underlying policyholders. Amounts presented in the table above represent the estimated obligations under such contracts undiscounted as to interest, including assumptions related to surrenders, withdrawals, premium persistency, partial withdrawals, surrender charges, annuitizations, mortality, future interest credited rates and policy loan utilization. The sum of the obligations shown for all years in the table of $11,074.3 million exceeds the liability amount of $7,774.5 million included on the consolidated balance sheet principally due to the lack of discounting and accounting for separate account contracts.

[3]	Assumes that all securities will be held until the stated maturity date of March 18, 2051. For additional information on these securities, see “Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company” in Note 2 — “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements.

[4]	Structured financing does not appear on the consolidated balance sheets due to a master netting agreement where the Company holds a term deposit note of equal value from the counterparty.
     Excluded from the table above are deferred income tax liabilities, unrecognized tax benefits, and accrued interest of $1,396.7 million, $182.4 million, and $32.7 million, respectively, for which the Company cannot reliably determine the timing of payment. Current income tax payable is also excluded from the table.
     The net funded status of the Company’s pension and other postretirement liabilities included within other liabilities has been excluded from the amounts presented in the table above. As of December 31, 2010, the Company had a net unfunded balance of $52.1 million related to pension and other postretirement liabilities. See Note 10 — “Employee Benefit Plans” in the Notes to Consolidated Financial Statements for information related to the Company’s obligations and funding requirements for pension and other post-employment benefits.

Letters of Credit
     The Company has obtained letters of credit, issued by banks, in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions similar to those described in the “Debt and Trust Preferred Securities” discussion above. At December 31, 2010, there were approximately $16.0 million of outstanding bank letters of credit in favor of third parties. Additionally, the Company utilizes letters of credit to secure statutory reserve credits when it retrocedes business to its subsidiaries, including Parkway Re, RGA Americas, RGA Barbados and RGA Atlantic. The Company cedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions, such as the U.S. and the UK. The capital required to support the business in the affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of December 31, 2010, $518.4 million in letters of credit from various banks were outstanding, but undrawn, backing reinsurance between the various subsidiaries of the Company.
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
     The Company maintains a syndicated revolving credit facility with an overall capacity of $750.0 million, which is scheduled to mature in September 2012. The Company may borrow cash and may obtain letters of credit in multiple currencies under the facility. At December 31, 2010, the Company had $223.3 million in issued, but undrawn, letters of credit under this facility, which is included in the total above. Applicable letter of credit fees and fees payable for the credit facility depend upon the Company’s senior unsecured long-term debt rating. The Company also maintains a $200.0 million letter of credit facility which is scheduled to mature in September 2019. This letter of credit is expected to be fully utilized through 2016 and then amortize to zero by 2019. As of December 31, 2010, the Company had $200.0 million in issued, but undrawn, letters of credit under this facility, which is included in the total above. Letter of credit fees for this facility are fixed for the term of the facility. Fees associated with the Company’s other letters of credit are not fixed for periods in excess of one year and are based on the Company’s ratings and the general availability of these instruments in the marketplace.
     In 2006, the Company entered into a reinsurance agreement that requires it to post collateral for a portion of the business being reinsured. As part of the collateral requirements, a third party financial institution has issued a letter of credit for the benefit of the ceding company (the “beneficiary”), which may draw on the letter of credit to be reimbursed for valid claim payments not made by RGA pursuant to the reinsurance treaty. RGA is not a direct obligor under the letter of credit. To the extent the letter of credit is drawn by the beneficiary, reimbursement to the third party financial institution will be through reduction in amounts owed to RGA by the third party financial institution under a secured structured loan. RGA’s liability under the reinsurance agreement will be reduced by any amount drawn by the ceding company under the letter of credit. As of December 31, 2010, the structured loan totaled $229.6 million and the amount of the letter of credit totaled $229.6 million. The structured loan is recorded in “other invested assets” on RGA’s consolidated balance sheets.
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
     The Company’s liquidity position (cash and cash equivalents and short-term investments) was $582.0 million and $633.1 million at December 31, 2010 and December 31, 2009, respectively. Liquidity needs are determined from valuation analyses conducted by operational units and are driven by product portfolios. Periodic evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.

     The Company periodically sells investment securities under agreements to repurchase the same securities. These arrangements are used for purposes of short-term financing. There were no securities subject to these agreements outstanding at December 31, 2010 or 2009. The book value of securities subject to these agreements, if any, are included in fixed maturity securities while the repurchase obligations would be reported in other liabilities in the consolidated statement of financial position. The Company also occasionally enters into arrangements to purchase securities under agreements to resell the same securities. Amounts outstanding, if any, are reported in cash and cash equivalents. These agreements are primarily used as yield enhancement alternatives to other cash equivalent investments. There were no such agreements outstanding at December 31, 2010 or 2009.
     RGA Reinsurance is a member of the FHLB and holds $18.9 million of common stock in the FHLB, which is included in other invested assets on the Company’s consolidated balance sheets. RGA Reinsurance occasionally enters into traditional funding agreements with the FHLB but had no outstanding traditional funding agreements with the FHLB at December 31, 2010 or 2009.
     In addition, RGA Reinsurance has also entered into funding agreements with the FHLB under guaranteed investment contracts whereby RGA Reinsurance has issued the funding agreements in exchange for cash and for which the FHLB has been granted a blanket lien on RGA Reinsurance’s commercial and residential mortgage-backed securities and commercial mortgage loans used to collateralize RGA Reinsurance’s obligations under the funding agreements. RGA Reinsurance maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreements represented by this blanket lien provide that upon any event of default by RGA Reinsurance, the FHLB’s recovery is limited to the amount of RGA Reinsurance’s liability under the outstanding funding agreements. The amount of the Company’s liability for the funding agreements with the FHLB under guaranteed investment contracts was $199.3 million and $399.3 million at December 31, 2010 and 2009, respectively, which is included in interest sensitive contract liabilities. The advances on these agreements are collateralized primarily by commercial and residential mortgage-backed securities and commercial mortgage loans.
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
Investments
     The Company had total cash and invested assets of $23.1 billion and $19.7 billion at December 31, 2010 and 2009, respectively, as illustrated below (dollars in thousands):

	2010	2009
Fixed maturity securities, available-for-sale	$14,304,597	$11,763,358
Mortgage loans on real estate	885,811	791,668
Policy loans	1,228,418	1,136,564
Funds withheld at interest	5,421,952	4,895,356
Short-term investments	118,387	121,060
Other invested assets	707,403	516,086
Cash and cash equivalents	463,661	512,027

Total cash and invested assets	$23,130,229	$19,736,119

     The following table presents consolidated invested assets, net investment income and investment yield, excluding funds withheld. Funds withheld assets are primarily associated with the reinsurance of annuity contracts on which the Company earns a spread. Fluctuations in the yield on funds withheld assets are substantially offset by a corresponding adjustment to the interest credited on the liabilities (dollars in thousands).

				Increase / (Decrease)
	2010	2009	2008	2010	2009
Average invested assets at amortized cost	$15,283,113	$13,013,390	$11,653,879	17.4%	11.7%
Net investment income	858,320	747,730	701,039	14.8%	6.7%

Investment yield (ratio of net investment income to average invested assets)	5.62%	5.75%	6.02%	(0.13)%	(0.27)%
     Investment yield decreased in 2010 due primarily to slightly lower yields on several asset classes including fixed maturity securities, mortgage loans and policy loans. These lower yields are due primarily to a lower interest rate environment which decreases the yield on new investment purchases. Investment yield decreased in 2009 as the decline of certain key indices such as LIBOR resulted in lower investment returns on the Company’s floating rate investments. In addition, recent economic conditions, have resulted in the decision to maintain a higher level of liquidity. Thus, the Company invested some of its cash flows in highly liquid assets with shorter maturities than what was previously held in the portfolio, which has also contributed to the decrease in the average yield of the portfolio.
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
Fixed Maturity and Equity Securities Available-for-Sale
     The following tables provide information relating to investments in fixed maturity securities and equity securities by sector as of December 31, 2010 and 2009 (dollars in thousands):

						Other-than-
						temporary
	Amortized	Unrealized	Unrealized	Estimated	% of	impairments
December 31, 2010:	Cost	Gains	Losses	Fair Value	Total	in AOCI
Available-for-sale:
Corporate securities	$6,826,937	$436,384	$107,816	$7,155,505	50.0%	$—
Canadian and Canadian provincial governments	2,354,418	672,951	3,886	3,023,483	21.1	—
Residential mortgage-backed securities	1,443,892	55,765	26,580	1,473,077	10.3	(1,650)
Asset-backed securities	440,752	12,001	61,544	391,209	2.7	(4,963)
Commercial mortgage-backed securities	1,353,279	81,839	97,265	1,337,853	9.4	(10,010)
U.S. government and agencies	199,129	7,795	708	206,216	1.4	—
State and political subdivisions	170,479	2,098	8,117	164,460	1.2	—
Other foreign government securities	556,136	4,304	7,646	552,794	3.9	—

Total fixed maturity securities	$13,345,022	$1,273,137	$313,562	$14,304,597	100.0%	$(16,623)

Non-redeemable preferred stock	$100,718	$4,130	$5,298	$99,550	71.0%
Other equity securities	34,832	6,100	271	40,661	29.0

Total equity securities	$135,550	$10,230	$5,569	$140,211	100.0%

						Other-than-
						temporary
	Amortized	Unrealized	Unrealized	Estimated	% of	impairments
December 31, 2009:	Cost	Gains	Losses	Fair Value	Total	in AOCI
Available-for-sale:
Corporate securities	$5,317,603	$257,975	$180,782	$5,394,796	45.9%	$—
Canadian and Canadian provincial governments	1,984,475	394,498	25,746	2,353,227	20.0	—
Residential mortgage-backed securities	1,494,021	32,538	70,015	1,456,544	12.4	(7,018)
Asset-backed securities	522,760	9,307	80,131	451,936	3.8	(2,194)
Commercial mortgage-backed securities	1,177,621	20,670	169,427	1,028,864	8.7	(13,690)
U.S. government and agencies	540,001	1,085	15,027	526,059	4.5	—
State and political subdivisions	107,233	273	17,744	89,762	0.8	—
Other foreign government securities	473,243	2,198	13,271	462,170	3.9	—

Total fixed maturity securities	$11,616,957	$718,544	$572,143	$11,763,358	100.0%	$(22,902)

Non-redeemable preferred stock	$123,648	$1,878	$12,328	$113,198	66.0%
Other equity securities	58,008	760	409	58,359	34.0

Total equity securities	$181,656	$2,638	$12,737	$171,557	100.0%

     The table above as of December 31, 2010 excludes fixed maturity securities posted by the Company as collateral to counterparties with an amortized cost and estimated fair value of $46.9 million and $48.2 million, respectively, which is included in other invested assets, in the consolidated balance sheets. There were no securities posted as collateral to counterparties as of December 31, 2009.
     The Company’s fixed maturity securities are invested primarily in corporate bonds, mortgage- and asset-backed securities, and U.S. and Canadian government securities. As of December 31, 2010 and 2009, approximately 95.0% and 94.8%, respectively, of the Company’s consolidated investment portfolio of fixed maturity securities were investment-grade.
     Important factors in the selection of investments include diversification, quality, yield, total rate of return potential and call protection. The relative importance of these factors is determined by market conditions and the underlying product or portfolio characteristics. Cash equivalents are primarily invested in high-grade money market instruments. The largest asset class in which fixed maturity securities were invested was in corporate securities, which represented approximately 50.0% of total fixed maturity securities at December 31, 2010, compared to 45.9% at December 31, 2009. The tables below show the major industry types and weighted average credit ratings, which comprise the corporate fixed maturity holdings at December 31, 2010 and 2009 (dollars in thousands):

		Estimated		Average Credit
December 31, 2010:	Amortized Cost	Fair Value	% of Total	Ratings
Finance	$2,782,936	$2,833,022	39.6%	A
Industrial	3,121,326	3,341,104	46.7	BBB+
Utility	908,737	967,017	13.5	BBB+
Other	13,938	14,361	0.2	AA+

Total	$6,826,937	$7,155,504	100.0%	A-

		Estimated		Average Credit
December 31, 2009:	Amortized Cost	Fair Value	% of Total	Ratings
Finance	$2,258,871	$2,198,183	40.7%	A
Industrial	2,257,422	2,365,970	43.9	BBB+
Utility	783,107	812,424	15.1	BBB+
Other	18,203	18,219	0.3	AA+

Total	$5,317,603	$5,394,796	100.0%	A-

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

     The quality of the Company’s available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity security portfolio, at December 31, 2010 and 2009 was as follows (dollars in thousands):

		December 31, 2010			December 31, 2009
			Estimated			Estimated
NAIC Designation	Rating Agency Designation	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total
1	AAA/AA/A	$9,697,515	$10,556,941	73.8%	$8,457,812	$8,716,920	74.1%
2	BBB	2,860,603	3,035,593	21.2	2,401,885	2,433,144	20.7
3	BB	460,675	450,368	3.2	455,539	381,242	3.3
4	B	239,604	191,287	1.3	210,252	145,206	1.2
5	CCC and lower	63,859	47,493	0.3	75,486	70,165	0.6
6	In or near default	22,766	22,915	0.2	15,983	16,681	0.1

	Total	$13,345,022	$14,304,597	100.0%	$11,616,957	$11,763,358	100.0%

     The Company’s fixed maturity portfolio includes structured securities. The following table shows the types of structured securities the Company held at December 31, 2010 and 2009 (dollars in thousands):

	December 31, 2010		December 31, 2009
		Estimated		Estimated
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Residential mortgage-backed securities:
Agency	$636,931	$668,405	$771,787	$797,354
Non-agency	806,961	804,672	722,234	659,190

Total residential mortgage-backed securities	1,443,892	1,473,077	1,494,021	1,456,544
Commercial mortgage-backed securities	1,353,279	1,337,853	1,177,621	1,028,864
Asset-backed securities	440,752	391,209	522,760	451,936

Total	$3,237,923	$3,202,139	$3,194,402	$2,937,344

     The residential mortgage-backed securities include agency-issued pass-through securities and collateralized mortgage obligations. A majority of the agency-issued pass-through securities are guaranteed or otherwise supported by the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, or the Government National Mortgage Association. The weighted average credit rating of the residential mortgage-backed securities was “AA+” at December 31, 2010 and 2009. The principal risks inherent in holding mortgage-backed securities are prepayment and extension risks, which will affect the timing of when cash will be received and are dependent on the level of mortgage interest rates. Prepayment risk is the unexpected increase in principal payments, primarily as a result of owner refinancing. Extension risk relates to the unexpected slowdown in principal payments. In addition, mortgage-backed securities face default risk should the borrower be unable to pay the contractual interest or principal on their obligation. The Company monitors its mortgage-backed securities to mitigate exposure to the cash flow uncertainties associated with these risks.
     As of December 31, 2010 and 2009, the Company had exposure to commercial mortgage-backed securities with amortized costs totaling $1,834.6 million and $1,655.0 million, and estimated fair values of $1,818.2 and $1,439.1 million. Those amounts include exposure to commercial mortgage-backed securities held directly in the Company’s investment portfolios within fixed maturity securities, as well as securities held by ceding companies that support the Company’s funds withheld at interest investment. The securities are highly rated with weighted average S&P credit ratings of approximately “AA-” and “AA” at December 31, 2010 and 2009, respectively. Approximately 54.5% and 65.1%, based on estimated fair value, were classified in the “AAA” category at December 31, 2010 and 2009, respectively. The Company recorded other-than-temporary impairments of $8.0 million and $7.8 million in its direct investments in commercial mortgage-backed securities for the years ended December 31, 2010 and 2009, respectively. The following tables summarize the securities by rating and underwriting year at December 31, 2010 and 2009 (dollars in thousands):

December 31, 2010:	AAA		AA		A
		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2005 & Prior	$261,763	$282,522	$81,795	$85,675	$63,234	$63,491
2006	314,043	328,422	46,372	50,217	48,851	49,949
2007	255,589	270,731	29,493	23,512	92,910	96,790
2008	29,547	33,115	37,291	39,657	7,495	7,886
2009	8,020	7,877	3,088	3,505	6,834	9,675
2010	69,580	68,879	5,193	4,800	10,970	10,928

Total	$938,542	$991,546	$203,232	$207,366	$230,294	$238,719

	BBB		Below Investment Grade		Total
		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2005 & Prior	$67,341	$66,392	$56,882	$44,770	$531,015	$542,850
2006	32,651	31,646	56,636	39,127	498,553	499,361
2007	99,796	105,962	125,123	77,459	602,911	574,454
2008	—	—	24,085	15,234	98,418	95,892
2009	—	—	—	—	17,942	21,057
2010	—	—	—	—	85,743	84,607

Total	$199,788	$204,000	$262,726	$176,590	$1,834,582	$1,818,221

December 31, 2009:	AAA		AA		A
		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2005 & Prior	$398,619	$403,551	$57,602	$51,754	$75,449	$55,124
2006	292,369	280,475	41,649	34,854	41,128	34,859
2007	223,827	216,853	6,922	2,267	64,860	56,996
2008	19,050	19,790	29,211	26,617	—	—
2009	16,638	16,422	1,485	1,532	—	—

Total	$950,503	$937,091	$136,869	$117,024	$181,437	$146,979

	BBB		Below Investment Grade		Total
		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2005 & Prior	$47,616	$33,986	$28,298	$19,457	$607,584	$563,872
2006	26,257	19,091	47,951	22,392	449,354	391,671
2007	82,460	68,428	128,193	62,440	506,262	406,984
2008	—	—	25,384	12,204	73,645	58,611
2009	—	—	—	—	18,123	17,954

Total	$156,333	$121,505	$229,826	$116,493	$1,654,968	$1,439,092

     Asset-backed securities include credit card and automobile receivables, sub-prime mortgage-backed securities, home equity loans, manufactured housing bonds and collateralized debt obligations. The Company’s asset-backed securities are diversified by issuer and contain both floating and fixed rate securities and had a weighted average credit rating of “AA” at December 31, 2010 and 2009. The Company owns floating rate securities that represent approximately 17.6% and 19.0% of the total fixed maturity securities at December 31, 2010 and 2009, respectively. These investments have a higher degree of income variability than the other fixed income holdings in the portfolio due to the floating rate nature of the interest payments. The Company holds these investments to match specific floating rate liabilities primarily reflected in the consolidated balance sheets as collateral finance facility. In addition to the risks associated with floating rate securities, principal risks in holding asset-backed securities are structural, credit and capital market risks. Structural risks include the securities’ priority in the issuer’s capital structure, the adequacy of and ability to realize proceeds from collateral, and the potential for prepayments. Credit risks include consumer or corporate credits such as credit card holders, equipment lessees, and corporate obligors. Capital market risks include general level of interest rates and the liquidity for these securities in the marketplace.
     As of December 31, 2010 and 2009, the Company held investments in securities with sub-prime mortgage exposure with amortized costs totaling $155.3 million and $164.6 million, and estimated fair values of $115.8 million and $104.3 million, respectively. Those amounts include exposure to sub-prime mortgages through securities held directly in the

Company’s investment portfolios within asset-backed securities, as well as securities backing the Company’s funds withheld at interest investment. The weighted average S&P credit ratings on these securities was approximately “BBB-” and “BBB+” at December 31, 2010 and 2009, respectively. Historically, these securities have been highly rated, however, in recent years have been downgraded by rating agencies, although the weighted average rating remains investment-grade. Additionally, the Company has largely avoided investing in securities originated since the second half of 2005, which management believes was a period of lessened underwriting quality. While ratings and vintage year are important factors to consider, the tranche seniority and evaluation of forecasted future losses within a tranche is critical to the valuation of these types of securities. The Company recorded other-than-temporary impairments of $4.0 million and $40.6 million, in its subprime portfolio for the years ended December 31, 2010 and 2009, respectively, due primarily to the increased likelihood that some or all of the remaining scheduled principal and interest payments on select securities will not be received. The following tables summarize the securities by rating and underwriting year at December 31, 2010 and 2009 (dollars in thousands):

December 31, 2010:	AAA		AA		A
		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2005 & Prior	$13,343	$12,079	$29,809	$27,746	$10,504	$9,573
2006	—	—	—	—	—	—
2007	—	—	—	—	—	—
2008 - 2010	—	—	—	—	—	—

Total	$13,343	$12,079	$29,809	$27,746	$10,504	$9,573

	BBB		Below Investment Grade		Total
		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2005 & Prior	$22,608	$19,213	$71,582	$41,308	$147,846	$109,919
2006	—	—	2,152	2,508	2,152	2,508
2007	—	—	5,279	3,329	5,279	3,329
2008 - 2010	—	—	—	—	—	—

Total	$22,608	$19,213	$79,013	$47,145	$155,277	$115,755

December 31, 2009:	AAA		AA		A
		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2005 & Prior	$22,816	$18,780	$39,873	$33,014	$17,017	$9,779
2006	—	—	—	—	—	—
2007	—	—	—	—	—	—
2008 - 2009	—	—	—	—	—	—

Total	$22,816	$18,780	$39,873	$33,014	$17,017	$9,779

	BBB		Below Investment Grade		Total
		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2005 & Prior	$24,394	$12,593	$39,203	$18,686	$143,303	$92,852
2006	4,985	1,507	4,566	2,563	9,551	4,070
2007	—	—	11,709	7,372	11,709	7,372
2008 - 2009	—	—	—	—	—	—

Total	$29,379	$14,100	$55,478	$28,621	$164,563	$104,294

     Alt-A is a classification of mortgage loans where the risk profile of the borrower falls between prime and sub-prime. At December 31, 2010 and 2009, the Company’s Alt-A securities had an amortized cost of $145.4 million and $176.6 million, respectively, with an unrealized loss of $2.8 million and $21.9 million, respectively. As of December 31, 2010, 54.7% of the Alt-A securities were rated “AA-” or better. This amount includes securities directly held by the Company and securities held by ceding companies that support the Company’s funds withheld at interest investment. The Company recorded other-than-temporary impairments of $1.9 million and $14.6 million, in its Alt-A securities portfolio for the years ended December 31, 2010 and 2009, respectively, due primarily to the increased likelihood that some or all of the remaining scheduled principal and interest payments on certain securities will not be received.
     At December 31, 2010 and 2009, the Company’s fixed maturity and funds withheld portfolios included approximately $640.7 million and $601.8 million, respectively, in estimated fair value, of securities that are insured by various financial guarantors, or less than five percent of consolidated investments. The securities are diversified between municipal bonds and asset-backed securities with well diversified collateral pools. The Company held investment-grade securities issued by financial guarantors totaling $8.3 million in amortized cost at December 31, 2010 and 2009.
     The Company does not invest in the common equity securities of Fannie Mae and Freddie Mac, both government sponsored entities; however, as of December 31, 2010 and 2009, the Company held in its general portfolio $60.1 million and $41.0 million, respectively, amortized cost in direct exposure in the form of senior unsecured agency and preferred securities with the increase attributable to purchases of senior unsecured agency debentures. Additionally, as of December 31, 2010 and 2009, the portfolios held by ceding companies that support the Company’s funds withheld asset contain approximately $461.4 million and $543.6 million, respectively, in amortized cost of unsecured agency bond holdings and no equity exposure. As of December 31, 2010 and 2009, indirect exposure in the form of secured, structured mortgaged securities issued by Fannie Mae and Freddie Mac totaled approximately $0.9 billion in amortized cost across the Company’s general and funds withheld portfolios. Including the funds withheld portfolios, the Company’s direct holdings in the form of preferred securities had a total book value of $0.7 million at December 31, 2010 and 2009. The Company did not record any other-than-temporary impairments on its preferred holdings of Fannie Mae and Freddie Mac in 2010 or 2009.
     The Company monitors its fixed maturity securities and equity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, the length of time and the extent to which the market value has been below amortized cost, compliance with covenants, general market conditions and industry sector, current intent and ability to hold securities and various other subjective factors. Based on management’s judgment, securities determined to have an other-than-temporary impairment in value are written down to fair value. See “Investments — Other-than-Temporary Impairment” in Note 2 — “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements for additional information. The Company recorded $35.9 million, $132.3 million and $131.1million in other-than-temporary investment impairments in 2010, 2009 and 2008, respectively. The impairments in 2010 were largely related to other-than-temporary impairments in Subprime/Alt A/Other structured securities, primarily due to a decline in the value of structured securities with exposure to commercial mortgages. The impairments in 2009 and 2008 were due primarily to the turmoil in the U.S. and global financial markets which resulted in bankruptcies, credit defaults, consolidations and government interventions. The table below summarizes other-than-temporary impairments for 2010, 2009 and 2008 (dollars in thousands).

	2010	2009	2008
Subprime / Alt-A / Other structured securities	$16,700	$71,789	$30,361
Corporate / Other fixed maturity securities	13,175	41,000	82,952
Equity securities	32	11,058	17,232
Other	5,976	8,471	526

Total	$35,883	$132,318	$131,071

     During 2010 and 2009, the Company sold fixed maturity securities and equity securities with fair values of $622.4 million and $687.8 million at losses of $28.7 million and $73.0 million, respectively, or at 95.6% and 90.4% of book value, respectively. The Company generally does not engage in short-term buying and selling of securities.
     At December 31, 2010 and 2009, the Company had $319.1 million and $584.9 million, respectively, of gross unrealized losses related to its fixed maturity and equity securities. The distribution of the gross unrealized losses related to these securities is shown below:

	December 31,	December 31,
	2010	2009
Sector:
Corporate securities	36%	33%
Canadian and Canada provincial governments	1	4
Residential mortgage-backed securities	8	12
Asset-backed securities	19	14
Commercial mortgage-backed securities	31	29
State and political subdivisions	3	3
U.S. government and agencies	—	3
Other foreign government securities	2	2

Total	100%	100%

Industry:
Finance	25%	25%
Asset-backed	19	13
Industrial	8	7
Mortgage-backed	39	41
Government	6	12
Utility	3	2

Total	100%	100%

     The following table presents the total gross unrealized losses for 1,028 and 1,316 fixed maturity securities and equity securities at December 31, 2010 and 2009, respectively, where the estimated fair value had declined and remained below amortized cost by the indicated amount (dollars in thousands):

	December 31, 2010			December 31, 2009
		Gross			Gross
	Number of	Unrealized		Number of	Unrealized
	Securities	Losses	% of Total	Securities	Losses	% of Total
Less than 20%	908	$146,404	45.9%	1,112	$254,075	43.4%
20% or more for less than six months	14	18,114	5.7	38	69,322	11.9
20% or more for six months or greater	106	154,613	48.4	166	261,483	44.7

Total	1,028	$319,131	100.0%	1,316	$584,880	100.0%

     As of December 31, 2010 and 2009, respectively, 66.1% and 71.4% of these gross unrealized losses were associated with securities that were investment grade. The Company’s fixed maturity portfolio has experienced a significant recovery of market value since December 31, 2009. The amount of the unrealized loss on these securities was primarily attributable to a widening of credit spreads since the time securities were purchased.
     While all of these securities are monitored for potential impairment, the Company believes that due to fluctuating market conditions and liquidity concerns, and the relatively recent high levels of price volatility, the extent and duration of a decline in value have become less indicative of when there has been credit deterioration with respect to an issuer. The Company’s determination of whether a decline in value is other-than-temporary includes analysis of the underlying credit and the extent and duration of a decline in value. The Company’s credit analysis of an investment includes determining whether the issuer is current on its contractual payments, evaluating whether it is probable that the Company will be able to collect all amounts due according to the contractual terms of the security and analyzing the overall ability of the Company to recover the amortized cost of the investment. The Company continues to consider valuation declines as a potential indicator of credit deterioration.
     The following tables present the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for the 1,028 and 1,316 fixed maturity and equity securities that have estimated fair values below amortized cost as of December 31, 2010 and 2009, respectively (dollars in thousands). These investments are presented by class and grade of security, as well as the length of time the related market value has remained below amortized cost.

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
December 31, 2010:	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
Corporate securities	$1,170,016	$34,097	$368,128	$61,945	$1,538,144	$96,042
Canadian and Canadian provincial governments	118,585	3,886	—	—	118,585	3,886
Residential mortgage-backed securities	195,406	4,986	105,601	13,607	301,007	18,593
Asset-backed securities	23,065	570	131,172	38,451	154,237	39,021
Commercial mortgage-backed securities	132,526	4,143	109,158	29,059	241,684	33,202
U.S. government and agencies	11,839	708	—	—	11,839	708
State and political subdivisions	68,229	2,890	31,426	5,227	99,655	8,117
Other foreign government securities	322,363	3,142	43,796	4,504	366,159	7,646

Total investment grade securities	2,042,029	54,422	789,281	152,793	2,831,310	207,215

Non-investment grade securities:
Corporate securities	58,420	1,832	91,205	9,942	149,625	11,774
Asset-backed securities	—	—	23,356	22,523	23,356	22,523
Residential mortgage-backed securities	1,162	605	38,206	7,382	39,368	7,987
Commercial mortgage-backed securities	—	—	89,170	64,063	89,170	64,063

Total non-investment grade securities	59,582	2,437	241,937	103,910	301,519	106,347

Total fixed maturity securities	$2,101,611	$56,859	$1,031,218	$256,703	$3,132,829	$313,562

Non-redeemable preferred stock	$15,987	$834	$28,549	$4,464	$44,536	$5,298
Other equity securities	6,877	271	318	—	7,195	271

Total equity securities	$22,864	$1,105	$28,867	$4,464	$51,731	$5,569

Total number of securities in an unrealized loss position	520		508		1,028

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
December 31, 2009:	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
Corporate securities	$735,455	$32,887	$862,208	$114,404	$1,597,663	$147,291
Canadian and Canadian provincial governments	494,718	15,374	135,315	10,372	630,033	25,746
Residential mortgage-backed securities	402,642	23,671	197,320	20,185	599,962	43,856
Asset-backed securities	48,651	1,927	166,603	57,262	215,254	59,189
Commercial mortgage-backed securities	177,360	10,312	425,793	79,297	603,153	89,609
U.S. government and agencies	496,514	15,027	—	—	496,514	15,027
State and political subdivisions	34,612	3,397	40,945	11,437	75,557	14,834
Other foreign government securities	240,216	8,370	30,321	4,901	270,537	13,271

Total investment grade securities	2,630,168	110,965	1,858,505	297,858	4,488,673	408,823

Non-investment grade securities:
Corporate securities	37,232	11,310	172,146	22,181	209,378	33,491
Asset-backed securities	6,738	3,256	24,408	17,686	31,146	20,942
Residential mortgage-backed securities	10,657	1,909	66,756	24,250	77,413	26,159
Commercial mortgage-backed securities	—	—	57,179	79,818	57,179	79,818
State and political subdivisions	—	—	5,170	2,910	5,170	2,910

Total non-investment grade securities	54,627	16,475	325,659	146,845	380,286	163,320

Total fixed maturity securities	$2,684,795	$127,440	$2,184,164	$444,703	$4,868,959	$572,143

Non-redeemable preferred stock	$8,320	$1,263	$68,037	$11,065	$76,357	$12,328
Other equity securities	5	15	7,950	394	7,955	409

Total equity securities	$8,325	$1,278	$75,987	$11,459	$84,312	$12,737

Total number of securities in an unrealized loss position	582		734		1,316

     As of December 31, 2010, the Company does not intend to sell these fixed maturity securities and does not believe it is more likely than not that it will be required to sell these fixed maturity securities before the recovery of the fair value up to the current amortized cost of the investment, which may be maturity. However, unforeseen facts and circumstances may cause the Company to sell fixed maturity securities in the ordinary course of managing its portfolio to meet diversification, credit quality, asset-liability management and liquidity guidelines.

     As of December 31, 2010, the Company has the ability and intent to hold the equity securities until the recovery of the fair value up to the current cost of the investment. However, from time to time if facts and circumstances change, the Company may sell equity securities in the ordinary course of managing its portfolio to meet diversification, credit quality and liquidity guidelines.
     As of December 31, 2010 and 2009, respectively, the Company classified approximately 10.1% and 15.3% of its fixed maturity securities in the Level 3 category (refer to Note 6 — “Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements for additional information). These securities primarily consist of private placement corporate securities with an inactive trading market, commercial mortgage-backed securities, residential mortgage-backed securities and asset-backed securities with subprime exposure in the Level 3 category due to the current market uncertainty associated with these securities and the Company’s utilization of information from third parties.
Mortgage Loans on Real Estate
     Mortgage loans represented approximately 3.8% and 4.0% of the Company’s cash and invested assets as of December 31, 2010 and 2009, respectively. As of December 31, 2010, all mortgages were U.S. based with approximately 83.7% invested in mortgages on commercial offices, industrial properties and retail locations. The Company’s mortgage loans generally range in size up to $15.0 million, with the average mortgage loan investment as of December 31, 2010 totaling approximately $4.5 million. The mortgage loan portfolio was diversified by geographic region and property type as discussed further in Note 4 — “Investments” in the Notes to Consolidated Financial Statements.
Valuation allowances on mortgage loans are established based upon losses expected by management to be realized in connection with future dispositions or settlement of mortgage loans, including foreclosures. The valuation allowances are established after management considers, among other things, the value of underlying collateral and payment capabilities of debtors. Any subsequent adjustments to the valuation allowances will be treated as investment gains or losses. Information regarding the Company’s loan valuation allowances for mortgage loans as of December 31, 2010 and 2009 are as follows (dollars in thousands):

	2010	2009
Balance at January 1,	$5,784	$526
Charge-offs	—	(2,371)
Provisions	455	7,629

Balance at December 31,	$6,239	$5,784

Information regarding the portion of the Company’s mortgage loans that were impaired as of December 31, 2010 and 2009 are as follows (dollars in thousands):

	2010	2009
Impaired loans with valuation allowances	$18,745	$14,967
Impaired loans without valuation allowances	16,901	14,317

Subtotal	35,646	29,284
Less: Valuation allowances on impaired loans	6,239	5,784

Impaired loans	$29,407	$23,500

     The Company’s average investment in impaired loans was $3.6 million and $3.3 million as of December 31, 2010 and 2009 respectively. Interest income on impaired loans was $0.8 million for the years ended December 31, 2010 and 2009, respectively. The Company has an unpaid principal balance on impaired mortgage loans of $35.6 million at December 31, 2010. The Company did not acquire any impaired mortgage loans during the year ended December 31, 2010. The Company has $10.4 million of mortgage loans that are on a nonaccrual status at December 31, 2010.
Policy Loans
     Policy loans comprised approximately 5.3% and 5.8% of the Company’s cash and invested assets as of December 31, 2010 and 2009, respectively, substantially all of which are associated with one client. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. Because policy loans represent premature distributions of policy liabilities, they have the effect of reducing future disintermediation risk. In addition, the Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.

Funds Withheld at Interest
     The majority of the Company’s funds withheld at interest balances are associated with its reinsurance of annuity contracts. The funds withheld receivable balance totaled $5.4 billion and $4.9 billion at December 31, 2010 and 2009, respectively, of which $3.8 billion and $3.4 billion, respectively, were subject to the general accounting principles for Derivatives and Hedging related to embedded derivatives. Under these principles, the Company’s funds withheld receivable under certain reinsurance arrangements incorporate credit risk exposures that are unrelated or only partially related to the creditworthiness of the obligor and include an embedded derivative feature that is not clearly and closely related to the host contract. Therefore, the embedded derivative feature must be measured at fair value on the consolidated balance sheets and changes in fair value reported in income. See “Embedded Derivatives” in Note 2 — “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements for further discussion.
     Funds withheld at interest comprised approximately 23.4% and 24.8% of the Company’s cash and invested assets as of December 31, 2010 and 2009, respectively. Of the $5.4 billion funds withheld at interest balance as of December 31, 2010, $3.8 billion of the balance is associated with one client. For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company, and are reflected as funds withheld at interest on the Company’s consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances with amounts owed by the ceding company. Interest accrues to these assets at rates defined by the treaty terms and the Company estimated the yields were approximately 7.20%, 7.69% and 3.54% for the years ended December 31, 2010, 2009 and 2008, respectively. Changes in these estimated yields are affected by equity options held in the funds withheld portfolio associated with equity-indexed annuity treaties. Additionally, under certain treaties the Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had an average rating of “A” at December 31, 2010 and 2009, respectively. Certain ceding companies maintain segregated portfolios for the benefit of the Company.
     Based on data provided by ceding companies at December 31, 2010 and 2009, funds withheld at interest were approximately (dollars in thousands):

	December 31, 2010
			% of Total Estimated
Underlying Security Type:	Book Value	Estimated Fair Value	Fair Value
Segregated portfolios:
Investment grade corporate securities	$1,812,429	$1,882,004	43.9%
Below investment grade corporate securities	151,895	139,924	3.2
Structured securities	901,314	891,685	20.8
U.S. government and agency debentures	396,803	470,778	11.0
Derivatives(1)	51,571	61,084	1.4
Other	834,136	844,565	19.7

Total segregated portfolios	4,148,148	4,290,040	100.0%

Non-segregated derivatives	1,548,024	1,548,024
Embedded derivatives(2)	(274,220)	—

Total funds withheld at interest	$5,421,952	$5,838,064

	December 31, 2009
			% of Total Estimated
Underlying Security Type:	Book Value	Estimated Fair Value	Fair Value
Segregated portfolios:
Investment grade corporate securities	$1,931,369	$1,956,417	51.0%
Below investment grade corporate securities	203,672	158,114	4.1
Structured securities	1,133,204	945,165	24.6
U.S. government and agency debentures	499,763	543,226	14.2
Derivatives(1)	160,382	197,860	5.1
Other	37,161	36,488	1.0

Total segregated portfolios	3,965,551	3,837,270	100.0%

Non-segregated derivatives	1,364,299	1,364,299
Embedded derivatives(2)	(434,494)	—

Total funds withheld at interest	$4,895,356	$5,201,569

(1)	Derivatives primarily consist of S&P 500 options which are used to hedge liabilities and interest credited for equity-indexed annuity contracts reinsured by the Company.

(2)	Represents the fair value of embedded derivatives related to reinsurance written on a modified coinsurance or funds withheld basis and subject to the general accounting principles for Derivatives and Hedging related to embedded derivatives for the segregated portfolios. When the segregated portfolios are presented on a fair value basis in the “Estimated Fair Value” column, the calculation of a separate embedded derivative is not applicable.
     Based on data provided by the ceding companies at December 31, 2010, the maturity distribution of the segregated portfolio portion of funds withheld at interest was approximately (dollars in thousands):

	December 31, 2010
			% of Total Estimated
Maturity	Book Value	Estimated Fair Value	Fair Value
Within one year	$268,180	$278,763	6.0%
More than one, less than five years	1,143,226	1,180,791	25.3
More than five, less than ten years	1,491,368	1,598,295	34.3
Ten years or more	1,614,796	1,601,613	34.4

Subtotal	4,517,570	4,659,462	100.0%

Less: Reverse repurchase agreements	(369,422)	(369,422)

Total all years	$4,148,148	$4,290,040

Other Invested Assets
     Other invested assets include equity securities, non-redeemable preferred stocks, limited partnership interests, structured loans and derivative contracts. Other invested assets represented approximately 3.1% and 2.6% of the Company’s cash and invested assets as of December 31, 2010 and 2009, respectively. Carrying values of these assets as of December 31, 2010 and 2009 are as follows (dollars in thousands):

	December 31,
	2010	2009
Non-redeemable preferred stock	$99,550	$113,198
Equity securities	40,661	58,359
Limited partnerships	214,105	156,573
Structured loans	229,583	150,677
Derivatives	34,929	24,156
Other	88,575	13,123

Total other invested assets	$707,403	$516,086

     The Company recorded $0.1 million, $12.0 million and $17.2 million in other-than-temporary impairments on other invested assets in 2010, 2009 and 2008, respectively.
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
     The following table presents the notional amounts and fair value of investment related derivative instruments held at December 31, 2010 and 2009 (dollars in thousands):

	December 31, 2010			December 31, 2009
	Notional	Carrying Value/Fair Value		Notional	Carrying Value/Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Interest rate swaps	$2,324,636	$20,042	$18,850	$1,410,353	$17,962	$47,738
Financial futures	210,295	—	—	200,436	—	—
Foreign currency swaps	615,323	—	45,749	226,715	—	9,008
Foreign currency forwards	39,700	5,924	—	40,500	2,200	—
Consumer Price index (“CPI”) swaps	120,340	1,491	—	124,034	1,631	—
Credit default swaps	392,500	2,429	131	367,500	2,363	249
Equity options	33,041	5,043	—	—	—	—

Total	$3,735,835	$34,929	$64,730	$2,369,538	$24,156	$56,995

     The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value at the reporting date plus or minus any collateral posted or held by the Company. At December 31, 2010, excluding futures, the Company had credit exposure related to its derivative contracts of $6.3 million. At December 31, 2009, the Company had no credit exposure related to its derivative contracts.
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
Enterprise Risk Management
     RGA maintains an Enterprise Risk Management (“ERM”) program, which is responsible for consistently identifying, assessing, mitigating, monitoring, and reporting material risks facing the enterprise. This includes development and implementation of mitigation strategies to reduce exposures to these risks to acceptable levels. Risk management is an integral part of the Company’s culture and is interwoven in day to day activities. It includes guidelines, risk appetites, risk limits, and other controls in areas such as pricing, underwriting, currency, administration, investments, asset liability management, counterparty exposure, financing, regulatory change, business continuity planning, human resources, liquidity, sovereign risks and information technology development.
     The Chief Risk Officer (“CRO”), aided by Business Unit Chief Risk Officers and Risk Management Officers, is responsible for ensuring, on an ongoing basis, that objectives of the ERM framework are met; this includes ensuring proper risk controls are in place, that risks are effectively identified and managed, and that key risks to which the firm is exposed are disclosed to appropriate stakeholders. For each Business Unit and key risk, a Risk Management Officer is assigned. In addition to this network of Risk Management Officers, the Company also has risk focused committees such as the Business Continuity Management Steering Committee, Consolidated Investment Committee, Asset and Liability Management Committee and the Regulatory Change Steering Committee. These committees are comprised of various risk experts and have overlapping membership, enabling consistent and holistic management of risks. These committees report directly or indirectly to the Risk Management Steering Committee. The Risk Management Steering Committee, which includes senior management executives, including the Chief Executive Officer, the Chief Financial Officer and the CRO, is the primary source of risk management of the Company.
     The Risk Management Steering Committee, through the CRO, reports regularly to the Finance, Investments, and Risk Management (“FIRM”) Committee, a committee of the Board of Directors responsible for overseeing the management of RGA’s ERM programs and policies. The Board has other committees, such as the Audit Committee, whose responsibilities include aspects of risk management. The CRO reports to the CEO and has a direct access to the Board of the company through the FIRM Committee.
     Specific risk assessments and descriptions can be found below and in Item 1A — “Risk Factors”.
Mortality Risk Management
     In the event that mortality or morbidity experience develops in excess of expectations, some reinsurance treaties allow for increases to future premium rates. Other treaties include experience refund provisions, which may also help reduce RGA’s mortality risk. In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of claims paid by ceding reinsurance to other insurance enterprises or retrocessionaires under excess coverage and coinsurance contracts. In individual life markets, the Company retains a maximum of $8.0 million of coverage per individual life. In certain limited situations, due to the acquisition of in force blocks of business, the Company has retained more than $8.0 million per individual life. In total, the Company has identified 17 such cases of over-retained lives, for a total amount of $54.9 million over the Company’s normal retention limit. These amounts include 8 cases with $36.3 million of exposure related to second to die policies with coverages split between multiple insureds. The largest amount in excess of the Company’s retention on any one life is $19.5 million. The Company enters into agreements with other reinsurers to mitigate the residual risk related to the over-retained policies. Additionally, due to some lower face amount reinsurance coverages provided by the Company in addition to individual life, such as group life, disability and health, under certain circumstances, the Company could potentially incur claims totaling more than $8.0 million per individual life.
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
     Generally, RGA’s insurance subsidiaries retrocede amounts in excess of their retention to RGA Reinsurance, Parkway Re, RGA Barbados, RGA Americas, Manor Re, RGA Worldwide or RGA Atlantic. External retrocessions are arranged through the Company’s retrocession pools for amounts in excess of its retention. As of December 31, 2010, all retrocession pool members in this excess retention pool reviewed by the A.M. Best Company were rated “A-”, the fourth highest rating out of fifteen possible ratings, or better. For a majority of the retrocessionaires that were not rated, letters of credit or trust assets have been given as additional security in favor of RGA Reinsurance. In addition, the Company performs annual financial and in force reviews of its retrocessionaires to evaluate financial stability and performance.
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
Interest Rate Risk:
     This risk arises from many of the Company’s primary activities, as the Company invests substantial funds in interest-

sensitive assets and also has certain interest-sensitive contract liabilities. The Company manages interest rate risk and credit risk to maximize the return on the Company’s capital effectively and to preserve the value created by its business operations. As such, certain management monitoring processes are designed to minimize the effect of sudden and/or sustained changes in interest rates on fair value, cash flows, and net interest income. The Company manages its exposure to interest rates primarily by matching floating rate liabilities with corresponding floating rate assets and by matching fixed rate liabilities with corresponding fixed rate assets. On a limited basis, the Company uses equity options to minimize its exposure to movements in equity markets that have a direct correlation with certain of its reinsurance products.
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
     Interest rate sensitivity analysis is used to measure the Company’s interest rate price risk by computing estimated changes in fair value of fixed rate assets and liabilities in the event of a hypothetical 10% change (increase or decrease) in market interest rates. The Company does not have fixed rate instruments classified as trading securities. The Company’s projected loss in fair value of financial instruments in the event of a 10% unfavorable change in market interest rates at its fiscal years ended December 31, 2010 and 2009 was $429.8 million and $355.5 million, respectively.
     The calculation of fair value is based on the net present value of estimated discounted cash flows expected over the life of the market risk sensitive instruments, using market prepayment assumptions and market rates of interest provided by independent broker quotations and other public sources, with adjustments made to reflect the shift in the treasury yield curve as appropriate.
     At December 31, 2010, the Company’s estimated changes in fair value were within the targets outlined in the Company’s investment policy.
     Interest rate sensitivity analysis is also used to measure the Company’s interest rate cash flow risk by computing estimated changes in the cash flows expected in the near term attributable to floating rate assets and liabilities in the event of a range of assumed changes in market interest rates. This analysis assesses the risk of loss in cash flows in the near term in market risk sensitive floating rate instruments in the event of a hypothetical 10% change (increase or decrease) in market interest rates. The Company does not have variable rate instruments classified as trading securities. The Company’s projected decrease in cash flows in the near term associated with floating rate instruments in the event of a 10% unfavorable change in market interest rates at its fiscal years ended December 31, 2010 and 2009 was $6.8 million.
     The cash flows from interest payments move in the same direction as interest rates for the Company’s floating rate instruments. The volatility in mortgage prepayments partially offsets the cash flows from interest. At December 31, 2010, the Company’s estimated changes in cash flows were within the targets outlined in the Company’s investment policy.
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
Market Risk Associated with Annuities with Guaranteed Minimum Benefits:
The Company reinsures variable annuities including those with guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”) and guaranteed minimum withdrawal benefits (“GMWB”). Strong equity markets, increases in interest rates and decreases in volatility will generally decrease the fair value of the liabilities underlying the benefits. Conversely, a decrease in the equity markets along with a decrease in interest rates and an increase in volatility will generally result in an increase in the fair value of the liabilities underlying the benefits, which has the effect of increasing reserves and lowering earnings. The Company maintains a customized dynamic hedging program that is designed to mitigate the risks associated with income volatility around the change in reserves on guaranteed benefits. However, the hedge positions may not fully offset the changes in the carrying value of the guarantees due to, among other things, time lags, high levels of volatility in the equity and derivative markets, extreme swings in interest rates, unexpected contract holder behavior, and divergence between the performance of the underlying funds and hedging indices. These factors, individually or collectively, may have a material adverse effect on the Company’s net income, financial condition or liquidity. The table below provides a summary of variable annuity account values and the fair value of the guaranteed benefits as of December 31, 2010 and 2009.

(dollars in millions)	December 31, 2010	December 31, 2009
No guarantee minimum benefits	$1,156.3	$1,231.2
GMDB only	89.9	78.7
GMIB only	6.3	5.7
GMAB only	64.2	62.1
GMWB only	1,735.3	1,563.0
GMDB / WB	491.6	437.4
Other	35.7	34.3

Total variable annuity account values	$3,579.3	$3,412.4

Fair value of liabilities associated with living benefit riders	$52.5	$23.7
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
New Accounting Standards
     Changes to the general accounting principles are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates to the FASB Accounting Standards Codification™. Accounting standards updates not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s consolidated financial statements.
Consolidation and Business Combinations
     In December 2010, the FASB amended the general accounting principles for Business Combinations as it relates to the disclosure of supplementary pro forma information for business combinations. The amendment requires the disclosure of pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. This amendment also explains that if comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The amendment is effective for fiscal years and interim periods beginning on or after December 15, 2010. The adoption of this amendment is not expected to have an impact on the Company’s consolidated financial statements.

     In February 2010, the FASB amended the general accounting principles for Consolidation as it relates to the assessment of a variable interest entity for potential consolidation. The amendment defers the effective date of the Consolidation amendment made in June 2009 for certain variable interest entities. This update also clarifies how a related party’s interest should be considered when evaluating variable interests. The amendment is effective for fiscal years and interim periods beginning after January 31, 2010. The adoption of this amendment did not have an impact on the Company’s consolidated financial statements.
     In January 2010, the FASB amended the general accounting principles for Consolidation as it relates to decreases in ownership of a subsidiary. This amendment clarifies the scope of the decrease in ownership provisions. This amendment also requires additional disclosures about the deconsolidation of a subsidiary or derecognition of a group of assets. The amendment is effective for fiscal years and interim periods beginning after December 15, 2009. The adoption of this amendment did not have an impact on the Company’s consolidated financial statements.
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
Investments
     In July 2010, the FASB amended the general accounting principles for Receivables as it relates to the disclosures about the credit quality of financing receivables and the allowance for credit losses. This amendment requires additional disclosures that provide a greater level of disaggregated information about the credit quality of financing receivables and the allowance for credit losses. It also requires the disclosure of credit quality indicators, past due information, and modifications of financing receivables. The amendment is effective for interim and annual reporting periods ending on or after December 15, 2010, except for disclosures about activity that occurs during the reporting period. Those disclosures are effective for interim and annual reporting periods beginning after December 15, 2010. The Company adopted the effective portions of this amendment in the fourth quarter of 2010 and is evaluating the impact of the disclosures about activity that occurs during the reporting period. The required disclosures are provided in Note 4 — “Investments” in the Notes to Consolidated Financial Statements.
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
Compensation
     In April 2010, the FASB amended the general accounting principles for Compensation as it relates to stock compensation. This amendment clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. The amendment is effective for fiscal years and interim periods beginning after December 15, 2010. The adoption of this amendment is not expected to have an impact on the Company’s consolidated financial statements.
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

Debt
     In October 2009, the FASB amended the general accounting principles for Debt as it relates to the accounting for own-share lending arrangements entered into in contemplation of a convertible debt issuance or other financing. This amendment provides accounting and disclosure guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. The amendment is effective for fiscal years and interim periods beginning after December 15, 2009. The adoption of this amendment did not have an impact on the Company’s consolidated financial statements.
Equity
     In January 2010, the FASB amended the general accounting principles for Equity as it relates to distributions to shareholders with components of stock and cash. This amendment clarifies that the stock portion of a distribution to shareholders, which allows them to elect to receive cash or stock with a limitation on the total amount of cash that shareholders can receive, is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. The amendment is effective for fiscal years and interim periods beginning after December 15, 2009. The adoption of this amendment did not have an impact on the Company’s consolidated financial statements.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Information required by Item 7A is contained in Item 7 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk”
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
	(Dollars in thousands, except share data)
Assets
Fixed maturity securities:
Available-for-sale at fair value (amortized cost of $13,345,022 and $11,616,957 at December 31, 2010 and 2009, respectively)	$14,304,597	$11,763,358
Mortgage loans on real estate (net of allowances of $6,239 and $5,784 at December 31, 2010 and 2009, respectively)	885,811	791,668
Policy loans	1,228,418	1,136,564
Funds withheld at interest	5,421,952	4,895,356
Short-term investments	118,387	121,060
Other invested assets	707,403	516,086

Total investments	22,666,568	19,224,092
Cash and cash equivalents	463,661	512,027
Accrued investment income	127,874	107,447
Premiums receivable and other reinsurance balances	1,037,679	850,096
Reinsurance ceded receivables	769,699	716,480
Deferred policy acquisition costs	3,726,443	3,698,972
Other assets	289,984	140,387

Total assets	$29,081,908	$25,249,501

Liabilities and Stockholders’ Equity
Future policy benefits	$9,274,789	$7,748,480
Interest-sensitive contract liabilities	7,774,481	7,666,002
Other policy claims and benefits	2,597,941	2,229,083
Other reinsurance balances	133,590	106,706
Deferred income taxes	1,396,747	613,222
Other liabilities	637,923	792,775
Short-term debt	199,985	—
Long-term debt	1,016,425	1,216,052
Collateral finance facility	850,039	850,037
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures of the Company	159,421	159,217

Total liabilities	24,041,341	21,381,574

Commitments and contingent liabilities (See Note 14)

Stockholders’ Equity:
Preferred stock (par value $.01 per share; 10,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.01 per share; 140,000,000 shares authorized; shares issued: 73,363,523 at December 31, 2010 and 2009)	734	734
Warrants	66,912	66,912
Additional paid-in-capital	1,478,398	1,463,101
Retained earnings	2,587,403	2,055,549
Treasury stock, at cost; 328 and 373,861 shares at December 31, 2010 and 2009, respectively	(295)	(17,578)
Accumulated other comprehensive income	907,415	299,209

Total stockholders’ equity	5,040,567	3,867,927

Total liabilities and stockholders’ equity	$29,081,908	$25,249,501

See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
	2010	2009	2008
	(Dollars in thousands, except per share data)
Revenues:
Net premiums	$6,659,680	$5,725,161	$5,349,301
Investment income, net of related expenses	1,238,660	1,122,462	871,276
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(31,920)	(128,834)	(113,313)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	2,045	16,045	—
Other investment related gains (losses), net	241,905	146,937	(533,892)

Total investment related gains (losses), net	212,030	34,148	(647,205)
Other revenues	151,360	185,051	107,831

Total revenues	8,261,730	7,066,822	5,681,203

Benefits and Expenses:
Claims and other policy benefits	5,547,155	4,819,426	4,461,932
Interest credited	309,982	323,738	233,179
Policy acquisition costs and other insurance expenses	1,079,953	958,326	357,899
Other operating expenses	361,971	294,779	242,917
Interest expense	90,996	69,940	76,161
Collateral finance facility expense	7,856	8,268	28,723

Total benefits and expenses	7,397,913	6,474,477	5,400,811

Income from continuing operations before income taxes	863,817	592,345	280,392
Provision for income taxes	289,415	185,259	92,577

Income from continuing operations	574,402	407,086	187,815
Discontinued operations:
Loss from discontinued accident and health operations, net of income taxes	—	—	(11,019)

Net income	$574,402	$407,086	$176,796

Basic earnings per share:
Income from continuing operations	$7.85	$5.59	$2.94
Discontinued operations	—	—	(0.17)

Net Income	$7.85	$5.59	$2.77

Diluted earnings per share:
Income from continuing operations	$7.69	$5.55	$2.88
Discontinued operations	—	—	(0.17)

Net Income	$7.69	$5.55	$2.71

Dividends declared per share	$0.48	$0.36	$0.36

See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	2010	2009	2008
Comprehensive income:
Net Income	$574,402	$407,086	$176,796
Other comprehensive income (loss):
Change in foreign currency translation adjustments	59,648	191,084	(202,193)
Change in net unrealized gain (loss) on securities	542,911	672,735	(866,577)
Change in other-than-temporary impairment losses on fixed maturity securities	4,081	(10,429)	—
Changes in pension and other postretirement plan adjustments	1,566	(1,468)	(6,307)

Total other comprehensive income (loss)	608,206	851,922	(1,075,077)

Total comprehensive income (loss)	$1,182,608	$1,259,008	$(898,281)

See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

						Accumulated Other
			Additional Paid In			Comprehensive
	Common Stock	Warrants	Capital	Retained Earnings	Treasury Stock	Income (Loss)	Total
Balance, January 1, 2008	$631	$66,915	$1,103,956	$1,540,122	$(48,598)	$526,806	$3,189,832

Net income				176,796			176,796
Total other comprehensive income (loss)						(1,075,077)	(1,075,077)
Dividends to stockholders				(23,329)			(23,329)
Issuance of common stock, net of expenses	103		331,770				331,873
Warrant conversion		(1)	6				5
Purchase of treasury stock					(3,104)		(3,104)
Reissuance of treasury stock			14,309	(11,502)	17,005		19,812

Balance, December 31, 2008	734	66,914	1,450,041	1,682,087	(34,697)	(548,271)	2,616,808

Net income				407,086			407,086
Total other comprehensive income (loss)						851,922	851,922
Impact of adoption of guidance for other-than-temporary impairments on fixed maturity securities				4,442		(4,442)	—
Dividends to stockholders				(26,212)			(26,212)
Warrant conversion		(2)	3				1
Purchase of treasury stock					(1,607)		(1,607)
Reissuance of treasury stock			13,057	(11,854)	18,726		19,929

Balance, December 31, 2009	734	66,912	1,463,101	2,055,549	(17,578)	299,209	3,867,927

Net income				574,402			574,402
Total other comprehensive income (loss)						608,206	608,206
Dividends to stockholders				(35,170)			(35,170)
Purchase of treasury stock					(718)		(718)
Reissuance of treasury stock			15,297	(7,378)	18,001		25,920

Balance, December 31, 2010	$734	$66,912	$1,478,398	$2,587,403	$(295)	$907,415	$5,040,567

See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$574,402	$407,086	$176,796
Adjustments to reconcile net income to net cash provided by operating activities:
Change in operating assets and liabilities:
Accrued investment income	(18,363)	(16,652)	(12,398)
Premiums receivable and other reinsurance balances	(111,451)	(72,803)	(83,402)
Deferred policy acquisition costs	4,192	3,357	(648,525)
Reinsurance ceded balances	(53,219)	18,676	(12,842)
Future policy benefits, other policy claims and benefits, and other reinsurance balances	1,580,458	907,732	715,521
Deferred income taxes	444,150	(81,195)	47,617
Other assets and other liabilities, net	(253,679)	337,707	14,840
Amortization of net investment premiums, discounts and other	(144,334)	(134,524)	(89,942)
Investment related (gains) losses, net	(212,030)	(34,148)	647,205
Gain on repurchase of long-term debt	—	(38,875)	—
Excess tax expense (benefit) from share-based payment arrangement	2,255	(2,605)	(3,815)
Other, net	30,359	70,480	(24,073)

Net cash provided by operating activities	1,842,740	1,364,236	726,982
Cash Flows from Investing Activities:
Sales of fixed maturity securities available-for-sale	3,319,453	2,952,773	1,771,503
Maturities of fixed maturity securities available-for-sale	150,687	66,791	130,370
Purchases of fixed maturity securities available-for-sale	(4,854,416)	(4,693,875)	(2,726,438)
Cash invested in mortgage loans	(132,801)	(84,107)	(4,475)
Cash invested in policy loans	(95,163)	(67,039)	(66,077)
Cash invested in funds withheld at interest	(103,578)	(76,594)	(89,743)
Principal payments on mortgage loans on real estate	29,422	50,278	60,586
Principal payments on policy loans	3,309	27,188	28,802
Change in short-term investments and other invested assets	(37,395)	(114,473)	(177,690)

Net cash used in investing activities	(1,720,482)	(1,939,058)	(1,073,162)
Cash Flows from Financing Activities:
Dividends to stockholders	(35,170)	(26,212)	(23,329)
Proceeds from long-term debt issuance	—	396,344	—
Repurchase of long-term debt	—	(39,960)	—
Net repayments under credit agreements	—	(22,539)	—
Proceeds from offering of common stock, net and warrant conversion	—	—	331,878
Purchases of treasury stock	(718)	(1,607)	(3,104)
Excess tax benefit (expense) from share-based payment arrangement	(2,255)	2,605	3,815
Exercise of stock options, net	2,277	6,304	6,601
Change in securities sold under agreements to repurchase and cash collateral for derivative positions	26,324	(175,776)	129,657
Deposits on universal life and other investment type policies and contracts	124,482	272,564	665,806
Withdrawals on universal life and other investment type policies and contracts	(308,369)	(216,724)	(270,161)

Net cash (used in) provided by financing activities	(193,429)	194,999	841,163
Effect of exchange rate changes on cash	22,805	16,447	(23,931)

Change in cash and cash equivalents	(48,366)	(363,376)	471,052
Cash and cash equivalents, beginning of period	512,027	875,403	404,351

Cash and cash equivalents, end of period	$463,661	$512,027	$875,403

Supplementary information:
Cash paid for interest	$95,939	$72,719	$99,691
Cash paid for income taxes, net of refunds	$10,452	$25,573	$23,159
See accompanying notes to consolidated financial statements.

Reinsurance Group of America, Incorporated
Notes to consolidated financial statements
For the years ended December 31, 2010, 2009 and 2008
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
The Company has determined that there were no subsequent events, other than as disclosed in Note 23 — “Subsequent Events”, that would require disclosure or adjustments to the accompanying consolidated financial statements through the date the financial statements were issued.

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
Mortgage Loans on Real Estate
Mortgage loans on real estate are carried at unpaid principal balances, net of any unamortized premium or discount and valuation allowances. A mortgage loan is considered to be impaired when, based on the current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the mortgage agreement. Valuation allowances on mortgage loans are established based upon losses expected by management to be realized in connection with future dispositions or settlement of mortgage loans, including foreclosures. The Company establishes valuation allowances for estimated impairments on an individual loan basis as of the balance sheet date. Such valuation allowances are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate, the value of the loan’s collateral if the loan is in the process of foreclosure or otherwise collateral dependent, or the loan’s market value if the loan is being sold. The Company will continue to accrue interest on loans until it is probable the Company will not receive interest or the loan is 90 days past due. Any interest accrued or received on the net carrying amount of the impaired loan will be included in investment income or applied to the principal of the loan, depending on the assessment of the collectability of the loan. Mortgage loans deemed to be uncollectible or that have been foreclosed upon are charged-off against the valuation allowances and subsequent recoveries, if any, are credited to the valuation allowances. Changes in valuation allowances are reported in investment related gains (losses), net on the consolidated income statements.
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
The cost of other invested assets is adjusted for impairments in value deemed to be other-than-temporary in the period in which the determination is made. These impairments are included within investment related gains (losses), net and the cost basis of the investment securities is reduced accordingly. The Company does not change the revised cost basis for subsequent recoveries in value. However, the Company adjusts the cost basis for accretion or amortization.
The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value. See Note 4 — “Investments” for additional information regarding the Company’s assessment of other-than-temporary impairments on its securities.
Derivative Instruments
Overview
Derivatives are financial instruments whose values are derived from interest rates, foreign currency exchange rates, or other financial indices. The Company utilizes a variety of derivative instruments including swaps, options, forwards and futures, primarily to manage or hedge interest rate risk, credit risk, inflation risk, foreign currency risk, market volatility and various other market risks associated with its business. The Company does not invest in derivatives for speculative purposes. It is the Company’s policy to enter into derivative contracts primarily with highly rated parties. See Note 5 — “Derivative Instruments” for additional detail on the Company’s derivative positions.
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
Under a fair value hedge, changes in the fair value of the hedging derivative, including amounts measured as ineffective, and changes in the fair value of the hedged item related to the designated risk being hedged, are reported within investment related gains (losses), net. The fair values of the hedging derivatives are exclusive of any accruals that are separately reported in the consolidated statement of income within interest income or interest expense to match the location of the hedged item.
Under a cash flow hedge, changes in the fair value of the hedging derivative measured as effective are reported within AOCI and the deferred gains or losses on the derivative are reclassified into the consolidated statement of income when the Company’s earnings are affected by the variability in cash flows of the hedged item. Changes in the fair value of the hedging instrument measured as ineffective are reported within investment related gains (losses), net. The fair values of the hedging derivatives are exclusive of any accruals that are separately reported in the consolidated statement of income within interest income or interest expense to match the location of the hedged item.
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
In a hedge of a net investment in a foreign operation, changes in the fair value of the hedging derivative that are measured as effective are reported within AOCI consistent with the translation adjustment for the hedged net investment in the foreign operation. Changes in the fair value of the hedging instrument measured as ineffective are reported within investment related gains (losses), net.
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
Embedded Derivatives
The Company reinsures certain annuity products that contain terms that are deemed to be embedded derivatives, primarily equity-indexed annuities and variable annuities with guaranteed minimum benefits. The Company assesses each identified embedded derivative to determine whether it is required to be bifurcated under the general accounting principles for Derivatives and Hedging. If the instrument would not be reported for in its entirety at fair value and it is determined that the terms of the embedded derivative are not clearly and closely related to the economic characteristics of the host contract, and that a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host contract and accounted for separately. Such embedded derivatives are carried on the consolidated balance sheets at fair value with the host contract. Changes in the fair value of embedded derivatives associated with equity-indexed annuities are reflected in interest credited on the consolidated statements of income and changes in the fair value of embedded derivatives associated with variable annuity guaranteed minimum benefits are reflected in investment related gains (losses), net on the consolidated statements of income. The Company has implemented a hedging strategy to mitigate the volatility associated with its reinsurance of variable annuity guaranteed minimum benefits. The hedging strategy is designed such that changes in the fair value of the hedge contracts, primarily futures, swap contracts and options, move in the opposite direction of changes in the fair value of the embedded derivatives. While the Company actively manages its hedging program, the hedges that are in place may not be totally effective in offsetting the embedded derivative changes due to the many variables that must be managed.
Additionally, reinsurance treaties written on a modified coinsurance or funds withheld basis are subject to the general accounting principles for Derivatives and Hedging related to embedded derivatives.
The majority of the Company’s funds withheld at interest balances are associated with its reinsurance of annuity contracts, the majority of which were subject to the general accounting principles for Derivatives and Hedging related to embedded derivatives. Management believes the embedded derivative feature in each of these reinsurance treaties is similar to a total return swap on the assets held by the ceding companies. The valuation of these embedded derivatives is sensitive to the credit spread environment. The change in the fair value of these embedded derivatives increased (decreased) revenues by $160.3 million, $78.4 million and $(427.8) million in 2010, 2009 and 2008 respectively. These changes in fair values of the embedded derivatives are net of an increase (decrease) in revenues of $(32.2) million, $(301.7) million and $376.3 million for the years ended December 31, 2010, 2009 and 2008, respectively, associated with the Company’s own credit risk. The change in fair value, which is a non-cash item, also affects the amortization of deferred acquisition costs since the Company is required to include it in its expectation of gross profits. The change in fair value of these embedded derivatives increased (decreased) related deferred acquisition expenses by $115.9 million, $45.3 million and $(246.7) million, for the years ended December 31, 2010, 2009 and 2008, respectively. The fair value of the embedded derivatives is included in the funds withheld at interest line item on the consolidated balance sheets. The change in the fair value of the embedded derivatives is recorded in investment related gains (losses), net on the consolidated income statements.
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
Premiums Receivable
Premiums are accrued when due and in accordance with information received from the ceding company. When a ceding company fails to report information on a timely basis, the Company records accruals based on the terms of the reinsurance treaty as well as historical experience. Other management estimates include adjustments for lapsed premiums given historical experience, the financial health of specific ceding companies, collateral value and the legal right of offset on related amounts (i.e. allowances and claims) owed to the ceding company. Under the legal right of offset provisions in its reinsurance treaties, the Company can withhold payments for allowances and claims for unpaid premiums. Based on its review of these factors and historical experience, the Company did not believe a provision for doubtful accounts was necessary as of December 31, 2010 or 2009.
Deferred Policy Acquisition Costs
Costs of acquiring new business, which vary with and are primarily related to the production of new business, have been deferred to the extent that such costs are deemed recoverable from future premiums or gross profits. Such costs include commissions and allowances as well as certain costs of policy issuance and underwriting. The Company performs periodic tests to establish that Deferred Policy Acquisition Costs (“DAC”) remain recoverable at all times, including at issue, and if financial performance significantly deteriorates to the point where a premium deficiency exists, a cumulative charge to current operations will be recorded. As a result of recoverability testing for new business issues, a charge of approximately $7.7 million to current operations was recorded in the Asset Intensive sub-segment in 2009 with projected revenue deemed insufficient to cover future benefits and expenses. No such adjustments related to DAC recoverability were made in 2010 or 2008.
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
Goodwill and Value of Business Acquired
Goodwill and certain intangibles, reported in other assets, are not amortized into results of operations, but instead are reviewed at least annually for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. From 2008 through 2010, there were no changes to goodwill as a result of acquisitions or disposals. Goodwill as of December 31, 2010 and 2009 totaled $7.0 million including accumulated amortization of $1.0 million, and was related to the purchase by the Company’s U.S. operations of RGA Financial Group L.L.C. in 2000. The value of business acquired (“VOBA”) is amortized in proportion to the ratio of annual premium revenues to total anticipated premium revenues or in relation to the present value of estimated profits. Anticipated premium revenues have been estimated using assumptions consistent with those used in estimating reserves for future policy benefits. The carrying value is reviewed at least annually for indicators of impairment in value. The VOBA was approximately $1.0 million and $1.3 million, including accumulated amortization of $24.4 million and $12.1 million, as of December 31, 2010 and 2009, respectively. The VOBA amortization expense for the years ended December 31, 2010, 2009 and 2008 was $12.3 million, $0.4 million, and $0.4 million, respectively. The increase in the VOBA amortization in 2010 is related to acquisition of Reliastar Life Insurance Company’s U.S. and Canadian group life, accident and health reinsurance business, which was entirely amortized in 2010. These amortized balances are included in other assets on the consolidated balance sheets. Amortization of the VOBA is estimated to be $0.2 million, $0.2 million, $0.1 million, $0.1 million and $0.1 million during 2011, 2012, 2013, 2014 and 2015, respectively.
Value of Distribution Agreements and Customer Relationships Acquired
Value of distribution agreements (“VODA”) is reported in other assets and represents the present value of future profits associated with the expected future business derived from the distribution agreements. Value of customer relationships acquired (“VOCRA”) is also reported in other assets and represents the present value of the expected future profits associated with the expected future business acquired through existing customers of the acquired company or business. The Company’s VODA and VOCRA are related to the acquisition of Reliastar Life Insurance Company’s U.S. and Canadian group life, accident and health reinsurance business in 2010. The VODA is amortized over a useful life of 15 years and the VOCRA is also amortized over a 15 year period in proportion to expected revenues generated. Such amortization is included in policy acquisition costs and other insurance expenses. Each year the Company reviews VODA and VOCRA to determine the recoverability of these balances. VODA and VOCRA totaled approximately $117.3 million, including accumulated amortization of $3.4 million, as of December 31, 2010. The VODA and VOCRA amortization expense for the year ended December 31, 2010 was $3.4 million. Amortization of the VODA and VOCRA is estimated to be $10.9 million, $10.5 million, $10.1 million, $9.5 million and $9.4 million during 2011, 2012, 2013, 2014 and 2015, respectively.
Other Assets
In addition to the goodwill, VOBA, VODA and VOCRA previously discussed, other assets primarily includes unamortized debt issuance costs, capitalized software, and other capitalized assets. Capitalized software is stated at cost, less accumulated amortization. Purchased software costs, as well as internal and external costs incurred to develop internal-use computer software during the application development stage, are capitalized. As of December 31, 2010 and 2009, the Company had unamortized computer software costs of approximately $14.6 million and $13.1 million, respectively. During 2010, 2009 and 2008, the Company amortized computer software costs of $4.0 million, $3.5 million, and $3.4 million, respectively.

Amortization of software costs is recorded on a straight-line basis over periods ranging from three to ten years. Carrying values are reviewed periodically for indicators of impairment in value.
Future Policy Benefits and Interest-Sensitive Contract Liabilities
Liabilities for future benefits on life policies are established in an amount adequate to meet the estimated future obligations on policies in force. Liabilities for future policy benefits under long-term life insurance policies have been computed based upon expected investment yields, mortality and withdrawal (lapse) rates, and other assumptions. These assumptions include a margin for adverse deviation and vary with the characteristics of the plan of insurance, year of issue, age of insured, and other appropriate factors. Interest rates range from 3.0% to 6.3%. The mortality and withdrawal assumptions are based on the Company’s experience as well as industry experience and standards. Liabilities for future benefits on interest-sensitive life and investment-type contract liabilities are carried at the accumulated contract holder values without reduction for potential surrender or withdrawal charges.
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
In establishing reserves for future policy benefits, the Company assigns policy liability assumptions to particular timeframes (eras) in such a manner as to be consistent with the underlying assumptions and economic conditions at the time the risks are assumed. The Company maintains a consistent approach to setting the provision for adverse deviation between eras.
The reserving process includes normal periodic reviews of assumptions used and adjustments of reserves to incorporate the refinement of the assumptions. Any such adjustments relate only to policies assumed in recent periods and the adjustments are reflected by a cumulative charge or credit to current operations.
The Company establishes future policy benefits for guaranteed minimum death benefits (“GMDB”) relating to the reinsurance of certain variable annuity contracts by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess proportionally over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to claims and other policy benefits, if actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used in estimating the GMDB liabilities are consistent with those used for amortizing DAC, and are thus subject to the same variability and risk. The Company’s GMDB liabilities at December 31, 2010 were not material.
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
Other Liabilities
Other liabilities primarily includes investments in transit, separate accounts, employee benefits, current federal income taxes payable, and payables related to repurchase agreements. The Company utilizes sales of investment securities with agreements to repurchase the same securities for purposes of short-term financing. The repurchase obligation is a component of other liabilities. There were no securities subject to these agreements outstanding at December 31, 2010 or 2009.
Income Taxes
RGA and its eligible subsidiaries file a consolidated federal income tax return. The U.S. consolidated tax return includes the operations of RGA, RGA Americas, RGA Reinsurance, RGA Barbados, RGA Technology Partners, Inc., RCM, Timberlake Financial L.L.C. (“Timberlake Financial”), Timberlake Reinsurance Company II (“Timberlake Re”), Reinsurance Partners, Inc., RGA Worldwide Reinsurance Company, Ltd. (“RGA Worldwide”) and Parkway Reinsurance Company (“Parkway Re”). The Company’s Australian, certain Barbadian, Bermudian, Canadian, South African, Indian, Irish and United Kingdom subsidiaries are taxed under applicable local statutes.

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
The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the tax law in the applicable tax jurisdiction. The Company has significant deferred tax assets related to net operating and capital losses. Most of the Company’s exposure related to its deferred tax assets are within legal entities that file a consolidated U.S. federal income tax return. The Company has projected its ability to utilize its U.S. net operating losses and has determined that all of these losses are expected to be utilized prior to their expiration. The Company has also done extensive analysis of its capital losses and has determined that sufficient unrealized capital gains exist within its investment portfolios that should offset any capital loss realized. It is also the Company’s intention to hold all unrealized loss securities until maturity or until their market value recovers.
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
The Company may be required to change its provision for income taxes in certain circumstances. Examples of such circumstances include when the ultimate deductibility of certain items for which there is no tax reserve is challenged by taxing authorities, when previous positions for which the Company reserved are effectively settled when estimates used in determining valuation allowances on deferred tax assets significantly change or when receipt of new information indicates the need for adjustment in valuation allowances. Additionally, future events such as changes in tax legislation could have an impact on the provision for income tax and the effective tax rate. Any such changes could significantly affect the amounts reported in the consolidated financial statements in the year these changes occur.
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
Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company
During December 2001, RGA Capital Trust I (the “Trust”), a wholly-owned subsidiary of RGA, sold Preferred Income Equity Redeemable Securities (“PIERS”) Units. Each unit consists of a preferred security (“Preferred Securities”) issued by the Trust with a detachable warrant to purchase 1.2508 shares of RGA common stock. The Trust sold 4.5 million PIERS units. The fair value of the Preferred Securities on the date issued, $158.1 million, was recorded in liabilities on the consolidated balance sheets under the caption “Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures”. The coupon rate of the Preferred Securities is 5.75% on a face amount of $225.0 million. See Note 23 — “Subsequent Events” for additional information.
Warrants
The fair value of the detachable warrants on the date the PIERS units were issued is recorded in stockholders’ equity on the consolidated balance sheets under the caption “Warrants”. In the aggregate as of December 31, 2010, 4.5 million warrants to purchase approximately 5.6 million shares of Company common stock at a price per share of $39.98 were outstanding. If on any date after December 18, 2004, the closing price of RGA common stock exceeds and has exceeded a price per share equal to $47.97 for at least 20 trading days within the immediately preceding 30 consecutive trading days, the Company may redeem the warrants in whole for cash, RGA common stock, or a combination of cash and RGA common stock. See Note 23 — “Subsequent Events” for additional information.
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
In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage and coinsurance contracts. In the individual life markets, the Company retains a maximum of $8.0 million of coverage per individual life. Claims in excess of this retention amount are retroceded to retrocessionaires; however, the Company remains fully liable to the ceding company for the entire amount of risk it assumes. In certain limited situations, due to the acquisition of in force blocks of business, the Company has retained more than $8.0 million per individual policy. In total, the Company has identified 17 such cases of over-retained lives, for a total amount of $54.9 million over the Company’s normal retention limit. These amounts include 8 cases with $36.3 million of exposure related to second to die policies with coverages split between multiple insureds. The largest amount in excess of the Company’s retention on any one life is $19.5 million. The Company enters into agreements with other reinsurers to mitigate the residual risk related to the over-retained policies. Additionally, due to some lower face amount reinsurance coverages provided by the Company in addition to individual life, such as group life, disability and health, under certain circumstances, the Company could potentially incur claims totaling more than $8.0 million per individual life.
Retrocessions are arranged through the Company’s retrocession pools for amounts in excess of the Company’s retention limit. As of December 31, 2010, all rated retrocession pool participants followed by the A.M. Best Company were rated “A- (excellent)” or better. The Company verifies retrocession pool participants’ ratings on a quarterly basis. For a majority of the retrocessionaires that were not rated, security in the form of letters of credit or trust assets has been given as additional security in favor of RGA Reinsurance. In addition, the Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance. In addition to its third party retrocessionaires, various RGA reinsurance subsidiaries retrocede amounts in excess of their retention to RGA Reinsurance, RGA Barbados, RGA Americas, Manor Reinsurance, Ltd. (“Manor Re”), RGA Worldwide or RGA Atlantic.
As of December 31, 2010, the Company had claims recoverable due from retrocessionaires of $162.4 million, which is included in reinsurance ceded receivables, in the consolidated balance sheets. The Company considers outstanding claims recoverable in excess of 90 days to be past due. There was $16.0 million of past due claims recoverable as of December 31, 2010. Based on the Company’ s annual financial reviews noted in the paragraph above, the Company has not established a valuation allowance for claims recoverable from retrocessionaires. The Company has never experienced a material default in connection with retrocession arrangements, nor has it experienced any difficulty in collecting claims recoverable from retrocessionaires; however, no assurance can be given as to the future performance of such retrocessionaires or as to recoverability of any such claims.
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
The following table presents the weighted average interest-crediting rates and minimum guaranteed rate ranges for contracts containing guaranteed rates by major class of interest-sensitive product as of December 31, 2010.

	Current
	weighted-average
	interest crediting
Interest sensitive contract liability	rate	Minimum guaranteed rate ranges
Traditional individual fixed annuities	3.79%	2.50 — 4.50%
Equity-indexed annuities	3.69%	1.00 — 3.00%
Individual variable annuity contracts	5.12%	1.50 — 5.71%
Guaranteed investment contracts	3.79%	0.00 — 4.50%
Universal life — type policies	5.00%	3.00 — 6.00%
The spread profits on the Company’s fixed annuity and interest-sensitive whole life, universal life (“UL”) and fixed portion of variable universal life (“VUL”) insurance policies are at risk if interest rates decline and remain relatively low for a period of time, which has generally been the case in recent years. Should interest rates remain at current levels that are significantly lower than those existing prior to the declines of recent years, the average earned rate of return on the Company’s annuity and UL investment portfolios will continue to decline. Declining portfolio yields may cause the spreads between investment portfolio yields and the interest rate credited to contract holders to deteriorate as the Company’s ability to manage spreads can become limited by minimum guaranteed rates on annuity and UL policies. Minimum guaranteed rates on non-variable annuity and UL policies generally range from 1.0% to 6.0%, with an average guaranteed rate of approximately 2.8%.
The Company manages interest rate spreads for near term income through a combination of crediting rate actions and portfolio management. Certain annuity products contain crediting rates that reset annually, of which $860.4 million of account balances are not subject to surrender charges, with 76.1% of these already at their minimum guaranteed rates as of December 31, 2010. As such, certain management monitoring processes are designed to minimize the effect of sudden and/or sustained changes in interest rates on fair value, cash flows, and net interest income. The Company manages its exposure to interest rates principally by matching floating rate liabilities with corresponding floating rate assets and by matching fixed rate liabilities with corresponding fixed rate assets. On a limited basis, the Company may use equity options or other derivatives to minimize its exposure to movements in equity markets that have a direct correlation with certain of its reinsurance products.
Investment income is recognized as it accrues or is legally due. Realized gains and losses on sales of investments are included in investment related gains (losses), net, as are credit impairments that are other-than-temporary in nature. The costs of investments sold is primarily determined based upon the specific identification method.
Net Earnings Per Share
Basic earnings per share exclude any dilutive effects of any outstanding options, warrants or units. Diluted earnings per share include the dilutive effects assuming outstanding stock options, warrants or units were exercised.
New Accounting Pronouncements
Changes to the general accounting principles are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates to the FASB Accounting Standards Codification™. Accounting standards updates not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s consolidated financial statements.
Consolidation and Business Combinations
In December 2010, the FASB amended the general accounting principles for Business Combinations as it relates to the disclosure of supplementary pro forma information for business combinations. The amendment requires the disclosure of pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. This amendment also explains that if comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The amendment is effective for fiscal years and interim periods beginning on or after December 15, 2010. The adoption of this amendment is not expected to have an impact on the Company’s consolidated financial statements.
In February 2010, the FASB amended the general accounting principles for Consolidation as it relates to the assessment of a variable interest entity for potential consolidation. The amendment defers the effective date of the Consolidation amendment made in June 2009 for certain variable interest entities. This update also clarifies how a related party’s interest should be considered when evaluating variable interests. The amendment is effective for fiscal years and interim periods beginning after January 31, 2010. The adoption of this amendment did not have an impact on the Company’s consolidated financial statements.
In January 2010, the FASB amended the general accounting principles for Consolidation as it relates to decreases in ownership of a subsidiary. This amendment clarifies the scope of the decrease in ownership provisions. This amendment also requires additional disclosures about the deconsolidation of a subsidiary or derecognition of a group of assets. The amendment is effective for fiscal years and interim periods beginning after December 15, 2009. The adoption of this amendment did not have an impact on the Company’s consolidated financial statements.
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
Investments
In July 2010, the FASB amended the general accounting principles for Receivables as it relates to the disclosures about the credit quality of financing receivables and the allowance for credit losses. This amendment requires additional disclosures that provide a greater level of disaggregated information about the credit quality of financing receivables and the allowance for credit losses. It also requires the disclosure of credit quality indicators, past due information, and modifications of financing receivables. The amendment is effective for interim and annual reporting periods ending on or after December 15, 2010, except for disclosures about activity that occurs during the reporting period. Those disclosures are effective for interim and annual reporting periods beginning after December 15, 2010. The Company adopted the effective portions of this amendment in the fourth quarter of 2010 and is evaluating the impact of the disclosures about activity that occurs during the reporting period. The required disclosures are provided in Note 4 — “Investments”.
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
Compensation
In April 2010, the FASB amended the general accounting principles for Compensation as it relates to stock compensation. This amendment clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. The amendment is effective for fiscal years and interim periods beginning after December 15, 2010. The adoption of this amendment is not expected to have an impact on the Company’s consolidated financial statements.
In December 2008, the FASB amended the general accounting principles for Compensation as it relates to employers disclosures about postretirement benefit plan assets. This amendment provides guidance for disclosure of the types of assets and associated risks in retirement plans. The new disclosures are designed to provide additional insight into the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period, significant concentrations of risk within plan assets and how investment decisions are made, including factors necessary to understanding investment policies and strategies. The disclosures about plan assets required by this amendment is effective for financial statements with fiscal years ending after December 15, 2009. The adoption of this amendment did not have a material impact on the

Company’s consolidated financial statements. The required disclosures are provided in Note 10 — “Employee Benefit Plans”.
Debt
In October 2009, the FASB amended the general accounting principles for Debt as it relates to the accounting for own-share lending arrangements entered into in contemplation of a convertible debt issuance or other financing. This amendment provides accounting and disclosure guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. The amendment is effective for fiscal years and interim periods beginning after December 15, 2009. The adoption of this amendment did not have an impact on the Company’s consolidated financial statements.
Equity
In January 2010, the FASB amended the general accounting principles for Equity as it relates to distributions to shareholders with components of stock and cash. This amendment clarifies that the stock portion of a distribution to shareholders, which allows them to elect to receive cash or stock with a limitation on the total amount of cash that shareholders can receive, is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. The amendment is effective for fiscal years and interim periods beginning after December 15, 2009. The adoption of this amendment did not have an impact on the Company’s consolidated financial statements.
Reclassification
The Company has reclassified the presentation of certain prior period information to conform to the 2010 presentation. Such reclassifications include combining “U.S. corporate securities” and “Foreign corporate securities” and display them as “Corporate securities” in the Company’s investment and fair values disclosures. In addition, the consolidated statements of cash flows have been revised to separately disclose the deposits and the withdrawals on universal life and other investment type policies and contracts.
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
In February 2010, the Company issued 63,646 shares of common stock from treasury and repurchased from recipients 15,528 of its common shares at $46.23 per share in settlement of income tax withholding requirements incurred by recipients of an equity incentive award. Additionally, in February 2010, non-employee directors were granted a total of 10,600 shares of common stock.
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
See Note 23 — “Subsequent Events” for additional information regarding the Company’s stock transactions.

Note 4 INVESTMENTS
The Company had total cash and invested assets of $23.1 billion and $19.7 billion at December 31, 2010 and 2009, respectively, as illustrated below (dollars in thousands):

	2010	2009
Fixed maturity securities, available-for-sale	$14,304,597	$11,763,358
Mortgage loans on real estate	885,811	791,668
Policy loans	1,228,418	1,136,564
Funds withheld at interest	5,421,952	4,895,356
Short-term investments	118,387	121,060
Other invested assets	707,403	516,086
Cash and cash equivalents	463,661	512,027

Total cash and invested assets	$23,130,229	$19,736,119

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
Investment Income, Net of Related Expenses
Major categories of investment income, net of related expenses consist of the following (dollars in thousands):

	2010	2009	2008
Fixed maturity securities available-for-sale	$715,817	$609,917	$554,230
Mortgage loans on real estate	51,186	46,652	49,324
Policy loans	72,743	68,213	64,962
Funds withheld at interest	385,762	382,351	175,228
Short-term investments	4,968	4,692	4,343
Other invested assets	33,187	28,777	38,218

Investment revenue	1,263,663	1,140,602	886,305
Investment expense	(25,003)	(18,140)	(15,029)

Investment income, net of related expenses	$1,238,660	$1,122,462	$871,276

Investment Related Gains (Losses), Net
Investment related gains (losses), net consist of the following (dollars in thousands):

	2010	2009	2008
Fixed maturity and equity securities available for sale:
Other-than-temporary impairment losses on fixed maturities	$(31,920)	$(128,834)	$(113,313)
Portion of loss recognized in accumulated other comprehensive income (before taxes)	2,045	16,045	—

Net other-than-temporary impairment losses on fixed maturity securities recognized in earnings	(29,875)	(112,789)	(113,313)
Impairment losses on equity securities	(32)	(11,058)	(17,232)
Gain on investment activity	100,957	113,872	32,381
Loss on investment activity	(28,730)	(72,987)	(24,061)
Other impairment losses	(5,976)	(8,471)	(526)
Derivatives and other, net	175,686	125,581	(524,454)

Net gains (losses)	$212,030	$34,148	$(647,205)

The net other-than-temporary impairment losses on fixed maturity securities recognized in 2010 were primarily due to a decline in value of structured securities with exposure to commercial mortgages. The much larger other-than-temporary impairments in 2009 and 2008 were primarily due to the turmoil in the U.S. and global financial markets. That condition had moderated considerably by the beginning of 2010. The volatility in derivatives and other is primarily due to changes in the fair value of embedded derivative liabilities associated with modified coinsurance and funds withheld treaties and guaranteed minimum benefit riders.
In the fourth quarter of 2009, the Company wrote off its remaining interest in its direct insurance operations in Argentina, recording a $3.0 million investment-related loss. Investment income and a portion of investment related gains and losses are allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes.
At December 31, 2010 and 2009 the Company owned non-income producing securities with amortized costs of $45.3 million and $29.2 million, and estimated fair values of $41.2 million and $29.3 million, respectively. During 2010, 2009 and 2008 the Company sold fixed maturity securities and equity securities with fair values of $622.4 million, $687.8 million, and $536.7 million, which were below amortized cost, at gross losses of $28.7 million, $73.0 million and $24.1 million, respectively. The Company generally does not engage in short-term buying and selling of securities.
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
The Company reviews all securities to determine whether an other-than-temporary decline in value exists and whether losses should be recognized. The Company considers relevant facts and circumstances in evaluating whether a credit or interest rate-related impairment of a security is other-than-temporary. Relevant facts and circumstances considered include: (1) the extent and length of time the fair value has been below cost; (2) the reasons for the decline in fair value; (3) the issuers financial position and access to capital; and (4) for fixed maturity securities, the Company’s intent to sell a security or whether it is more likely than not it will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity and for equity securities, its ability and intent to hold the security for a period of time that allows for the recovery in value. To the extent the Company determines that a security is deemed to be other-than-temporarily impaired, an impairment loss is recognized.
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
The Company recognized $29.9 million of credit related losses for the year end December 31, 2010, primarily in various commercial mortgage-backed securities and to a lesser extent, U.S. corporate securities. For the nine-month period between the Date of Adoption and December 31, 2009, the Company recognized $78.4 million of credit-related losses in mortgage-backed securities and U.S. corporate securities combined. The Company estimates the amount of the credit loss component of a fixed maturity security impairment as the difference between amortized cost and the present value of the expected cash flows of the security. The present value is determined using the best estimate cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset-backed or floating rate security. The techniques and assumptions for establishing the best estimate cash flows vary depending on the type of security. The asset-backed securities’ cash flow estimates are based on security-specific facts and circumstances that may include collateral characteristics, expectations of delinquency and default rates, loss severity and prepayment speeds and structural support, including subordination and guarantees. The corporate fixed maturity security cash flow estimates are derived from scenario-based outcomes of expected corporate restructurings or the disposition of assets using security specific facts and circumstances including timing, security interests and loss severity.
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

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the other-than-temporary impairment (“OTTI”) loss was recognized in AOCI, and the corresponding changes in such amounts (dollars in thousands):

	2010	2009 (1)
Balance, beginning of period	$47,905	$17,132
Initial impairments — credit loss OTTI recognized on securities not previously impaired	7,359	7,853
Additional impairments — credit loss OTTI recognized on securities previously impaired	9,346	22,920
Credit loss impairments previously recognized on securities which were sold during the period	(17,319)	—

Balance, end of period	$47,291	$47,905

(1)	Represents nine month period due to adoption of amended general accounting principles on April 1, 2009.
Fixed Maturity and Equity Securities Available-for-Sale
As mentioned above, the amended general accounting principles for Investments change how an entity recognizes an other-than-temporary impairment for a fixed maturity security by separating the other-than-temporary impairment loss between the amount representing the credit loss and the amount relating to other factors, such as an increase in interest rates, if the Company does not have the intent to sell or it more likely than not will not be required to sell prior to recovery of the amortized cost less any current period credit loss. Credit losses are recognized in net income and losses relating to other non-credit factors are recognized in AOCI and included in unrealized losses in the 2010 table below. The following tables provide information relating to investments in fixed maturity securities and equity securities by sector as of December 31, 2010 and 2009 (dollars in thousands):

						Other-than-temporary
	Amortized	Unrealized	Unrealized	Estimated	% of	impairments
December 31, 2010:	Cost	Gains	Losses	Fair Value	Total	in AOCI
Available-for-sale:
Corporate securities	$6,826,937	$436,384	$107,816	$7,155,505	50.0%	$—
Canadian and Canadian provincial governments	2,354,418	672,951	3,886	3,023,483	21.1	—
Residential mortgage-backed securities	1,443,892	55,765	26,580	1,473,077	10.3	(1,650)
Asset-backed securities	440,752	12,001	61,544	391,209	2.7	(4,963)
Commercial mortgage-backed securities	1,353,279	81,839	97,265	1,337,853	9.4	(10,010)
U.S. government and agencies	199,129	7,795	708	206,216	1.4	—
State and political subdivisions	170,479	2,098	8,117	164,460	1.2	—
Other foreign government securities	556,136	4,304	7,646	552,794	3.9	—

Total fixed maturity securities	$13,345,022	$1,273,137	$313,562	$14,304,597	100.0%	$(16,623)

Non-redeemable preferred stock	$100,718	$4,130	$5,298	$99,550	71.0%
Other equity securities	34,832	6,100	271	40,661	29.0

Total equity securities	$135,550	$10,230	$5,569	$140,211	100.0%

						Other-than-temporary
	Amortized	Unrealized	Unrealized	Estimated	% of	impairments
December 31, 2009:	Cost	Gains	Losses	Fair Value	Total	in AOCI
Available-for-sale:
Corporate securities	$5,317,603	$257,975	$180,782	$5,394,796	45.9%	$—
Canadian and Canadian provincial governments	1,984,475	394,498	25,746	2,353,227	20.0	—
Residential mortgage-backed securities	1,494,021	32,538	70,015	1,456,544	12.4	(7,018)
Asset-backed securities	522,760	9,307	80,131	451,936	3.8	(2,194)
Commercial mortgage-backed securities	1,177,621	20,670	169,427	1,028,864	8.7	(13,690)
U.S. government and agencies	540,001	1,085	15,027	526,059	4.5	—
State and political subdivisions	107,233	273	17,744	89,762	0.8	—
Other foreign government securities	473,243	2,198	13,271	462,170	3.9	—

Total fixed maturity securities	$11,616,957	$718,544	$572,143	$11,763,358	100.0%	$(22,902)

Non-redeemable preferred stock	$123,648	$1,878	$12,328	$113,198	66.0%
Other equity securities	58,008	760	409	58,359	34.0

Total equity securities	$181,656	$2,638	$12,737	$171,557	100.0%

The table above as of December 31, 2010 excludes fixed maturity securities posted by the Company as collateral to counterparties with an amortized cost and estimated fair value of $46.9 million and $48.2 million, respectively, which is included in other invested assets, in the consolidated balance sheets. There were no securities posted as collateral to counterparties as of December 31, 2009.
As of December 31, 2010, the Company held securities with a fair value of $959.5 million that were issued by the Canadian province of Ontario and $871.6 million in one entity that were guaranteed by the Canadian province of Quebec, all of which exceeded 10% of consolidated stockholders’ equity. As of December 31, 2009, the Company held securities with a fair value of $448.3 million issued by the Federal National Mortgage Corporation, $482.6 million that were issued by the United States Treasury, $895.7 million that were issued by the Canadian province of Ontario and $679.9 million in one entity that were guaranteed by the Canadian province of Quebec, all of which exceeded 10% of consolidated stockholders’ equity.
At December 31, 2010 and 2009 the Company held fixed maturity securities that were below investment grade with book values of $786.9 million and $757.3 million, and estimated fair values of $712.1 million and $613.3 million, respectively.
The amortized cost and estimated fair value of fixed maturity securities available-for-sale at December 31, 2010 are shown by contractual maturity for all securities except certain U.S. government agencies securities, which are distributed to maturity year based on the Company’s estimate of the rate of future prepayments of principal over the remaining lives of the securities. These estimates are derived from prepayment rates experienced at the interest rate levels projected for the applicable underlying collateral and can be expected to vary from actual experience. Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
At December 31, 2010, the contractual maturities of investments in fixed maturity securities were as follows (dollars in thousands):

	Amortized	Fair
	Cost	Value
Available-for-sale:
Due in one year or less	$278,719	$282,080
Due after one year through five years	1,924,958	1,977,693
Due after five year through ten years	3,310,234	3,542,988
Due after ten years	4,593,188	5,299,697
Asset and mortgage-backed securities	3,237,923	3,202,139

Total	$13,345,022	$14,304,597

Corporate Fixed Maturity Securities
The tables below show the major industry types and weighted average credit ratings of the Company’s corporate fixed maturity holdings as of December 31, 2010 and 2009 (dollars in thousands):

		Estimated		Average Credit
December 31, 2010:	Amortized Cost	Fair Value	% of Total	Ratings
Finance	$2,782,936	$2,833,022	39.6%	A
Industrial	3,121,326	3,341,104	46.7	BBB+
Utility	908,737	967,017	13.5	BBB+
Other	13,938	14,361	0.2	AA+

Total	$6,826,937	$7,155,504	100.0%	A-

		Estimated		Average Credit
December 31, 2009:	Amortized Cost	Fair Value	% of Total	Ratings
Finance	$2,258,871	$2,198,183	40.7%	A
Industrial	2,257,422	2,365,970	43.9	BBB+
Utility	783,107	812,424	15.1	BBB+
Other	18,203	18,219	0.3	AA+

Total	$5,317,603	$5,394,796	100.0%	A-

Unrealized Losses for Fixed Maturity Securities and Equity Securities Available-for-Sale
The following table presents the total gross unrealized losses for 1,028 and 1,316 fixed maturity and equity securities at December 31, 2010 and 2009, respectively, where the estimated fair value had declined and remained below amortized cost by the indicated amount (dollars in thousands):

	December 31, 2010			December 31, 2009
		Gross			Gross
	Number of	Unrealized		Number of	Unrealized
	Securities	Losses	% of Total	Securities	Losses	% of Total
Less than 20%	908	$146,404	45.9%	1,112	$254,075	43.4%
20% or more for less than six months	14	18,114	5.7	38	69,322	11.9
20% or more for six months or greater	106	154,613	48.4	166	261,483	44.7

Total	1,028	$319,131	100.0%	1,316	$584,880	100.0%

As of December 31, 2010 and 2009, respectively, 66.1% and 71.4% of these gross unrealized losses were associated with securities that were investment grade. The Company’s fixed maturity portfolio has experienced a significant recovery of market value since December 31, 2009. The amount of the unrealized loss on these securities was primarily attributable to a widening of credit spreads since the time securities were purchased.
While all of these securities are monitored for potential impairment, the Company believes that due to fluctuating market conditions and liquidity concerns, and the relatively recent high levels of price volatility, the extent and duration of a decline in value have become less indicative of when there has been credit deterioration with respect to an issuer. The Company’s determination of whether a decline in value is other-than-temporary includes analysis of the underlying credit and the extent and duration of a decline in value. The Company’s credit analysis of an investment includes determining whether the issuer is current on its contractual payments, evaluating whether it is probable that the Company will be able to collect all amounts due according to the contractual terms of the security and analyzing the overall ability of the Company to recover the amortized cost of the investment. The Company continues to consider valuation declines as a potential indicator of credit deterioration.
The following tables present the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for the 1,028 and 1,316 fixed maturity and equity securities that have estimated fair values below amortized cost as of December 31, 2010 and 2009, respectively (dollars in thousands). These investments are presented by class and grade of security, as well as the length of time the related market value has remained below amortized cost.

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
December 31, 2010:	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
Corporate securities	$1,170,016	$34,097	$368,128	$61,945	$1,538,144	$96,042
Canadian and Canadian provincial
governments	118,585	3,886	—	—	118,585	3,886
Residential mortgage-backed securities	195,406	4,986	105,601	13,607	301,007	18,593
Asset-backed securities	23,065	570	131,172	38,451	154,237	39,021
Commercial mortgage-backed securities	132,526	4,143	109,158	29,059	241,684	33,202
U.S. government and agencies	11,839	708	—	—	11,839	708
State and political subdivisions	68,229	2,890	31,426	5,227	99,655	8,117
Other foreign government securities	322,363	3,142	43,796	4,504	366,159	7,646

Total investment grade securities	2,042,029	54,422	789,281	152,793	2,831,310	207,215

Non-investment grade securities:
Corporate securities	58,420	1,832	91,205	9,942	149,625	11,774
Asset-backed securities	—	—	23,356	22,523	23,356	22,523
Residential mortgage-backed securities	1,162	605	38,206	7,382	39,368	7,987
Commercial mortgage-backed securities	—	—	89,170	64,063	89,170	64,063

Total non-investment grade securities	59,582	2,437	241,937	103,910	301,519	106,347

Total fixed maturity securities	$2,101,611	$56,859	$1,031,218	$256,703	$3,132,829	$313,562

Non-redeemable preferred stock	$15,987	$834	$28,549	$4,464	$44,536	$5,298
Other equity securities	6,877	271	318	—	7,195	271

Total equity securities	$22,864	$1,105	$28,867	$4,464	$51,731	$5,569

Total number of securities in an
unrealized loss position	520		508		1,028

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
December 31, 2009:	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
Corporate securities	$735,455	$32,887	$862,208	$114,404	$1,597,663	$147,291
Canadian and Canadian provincial
governments	494,718	15,374	135,315	10,372	630,033	25,746
Residential mortgage-backed securities	402,642	23,671	197,320	20,185	599,962	43,856
Asset-backed securities	48,651	1,927	166,603	57,262	215,254	59,189
Commercial mortgage-backed securities	177,360	10,312	425,793	79,297	603,153	89,609
U.S. government and agencies	496,514	15,027	—	—	496,514	15,027
State and political subdivisions	34,612	3,397	40,945	11,437	75,557	14,834
Other foreign government securities	240,216	8,370	30,321	4,901	270,537	13,271

Total investment grade securities	2,630,168	110,965	1,858,505	297,858	4,488,673	408,823

Non-investment grade securities:
Corporate securities	37,232	11,310	172,146	22,181	209,378	33,491
Asset-backed securities	6,738	3,256	24,408	17,686	31,146	20,942
Residential mortgage-backed securities	10,657	1,909	66,756	24,250	77,413	26,159
Commercial mortgage-backed securities	—	—	57,179	79,818	57,179	79,818
State and political subdivisions	—	—	5,170	2,910	5,170	2,910

Total non-investment grade securities	54,627	16,475	325,659	146,845	380,286	163,320

Total fixed maturity securities	$2,684,795	$127,440	$2,184,164	$444,703	$4,868,959	$572,143

Non-redeemable preferred stock	$8,320	$1,263	$68,037	$11,065	$76,357	$12,328
Other equity securities	5	15	7,950	394	7,955	409

Total equity securities	$8,325	$1,278	$75,987	$11,459	$84,312	$12,737

Total number of securities in an
unrealized loss position	582		734		1,316

As of December 31, 2010, the Company does not intend to sell these fixed maturity securities and does not believe it is more likely than not that it will be required to sell these fixed maturity securities before the recovery of the fair value up to the current amortized cost of the investment, which may be maturity. However, unforeseen facts and circumstances may cause the Company to sell fixed maturity securities in the ordinary course of managing its portfolio to meet certain diversification, credit quality, asset-liability management and liquidity guidelines.
As of December 31, 2010, the Company has the ability and intent to hold the equity securities until the recovery of the fair value up to the current cost of the investment. However, from time to time if facts and circumstances change, the Company may sell equity securities in the ordinary course of managing its portfolio to meet certain diversification, credit quality and liquidity guidelines.
Mortgage Loans
Mortgage loans represented approximately 3.8% and 4.0% of the Company’s cash and invested assets as of December 31, 2010 and 2009, respectively. The Company makes mortgage loans on income producing properties, such as apartments, retail and office buildings, light warehouses and light industrial facilities. Loan to value ratios at the time of loan approval are 75% or less for domestic mortgages. The distribution of mortgage loans by property type is as follows as of December 31, 2010 and 2009 (dollars in thousands):

	2010		2009
	Carrying Value	Percentage of Total	Carrying Value	Percentage of Total
Property type:
Apartment	$93,042	10.5%	$72,041	9.1%
Retail	255,139	28.8	224,915	28.4
Office building	257,989	29.1	229,126	28.9
Industrial	227,868	25.7	231,567	29.3
Other commercial	51,773	5.9	34,019	4.3

Total	$885,811	100.0%	$791,668	100.0%

All of the Company’s mortgage loans are amortizing loans. As of December 31, 2010 and 2009, the Company’s mortgage loans were distributed throughout the United States as follows (dollars in thousands):

	2010		2009
		Percentage of		Percentage of
	Carrying Value	Total	Carrying Value	Total
Pacific	$232,940	26.3%	$197,327	24.9%
South Atlantic	211,398	23.9	221,355	28.0
Mountain	99,145	11.2	89,995	11.4
Middle Atlantic	83,843	9.5	57,615	7.3
West North Central	70,279	7.9	65,628	8.3
East North Central	58,955	6.6	73,084	9.2
West South Central	51,351	5.8	28,926	3.6
East South Central	41,721	4.7	20,756	2.6
New England	36,179	4.1	36,982	4.7

Total	$885,811	100.0%	$791,668	100.0%

The maturities of the mortgage loans as of December 31, 2010 and 2009 are as follows (dollars in thousands):

	2010	2009
Due one year through five years	$408,945	$309,690
Due after five years	396,275	433,744
Due after ten years	80,591	48,234

Total	$885,811	$791,668

The Company holds commercial mortgages and has established an internal credit risk grading process for these loans. The internal risk rating model is used to estimate the probability of default and the likelihood of loss upon default. The rating scale ranges from “high investment grade” to “in or near default” with high investment grade being the highest quality and least likely to default and lose principal. Likewise, a rating of in or near default indicates the lowest quality and the most likely to default or lose principal. All loans are assigned a rating at origination and ratings are updated at least annually. Lower rated loans appear on the Company’s watch list and are re-evaluated more frequently. The debt service coverage ratio and the loan to value ratio are the most heavily weighted factors in determining the loan rating. Other factors involved in determining the final rating are loan amortization, tenant rollover, location and market stability, and borrowers financial condition and experience. Information regarding the Company’s credit quality indicators for mortgage loans as of December 31, 2010 are as follows (dollars in thousands):

Internal credit risk grade:	2010
High investment grade	$205,127
Investment grade	615,224
Average	38,152
Watch list	27,308
In or near default	—

Total	$885,811

The age analysis of the Company’s past due mortgage loan receivables as of December 31, 2010 are as follows (dollars in thousands):

2010
31-60 days past due	$—
61-90 days past due	—
Greater than 90 days	10,513

Total past due	10,513
Current	875,298

Total mortgage loan receivables	$885,811

Information regarding the Company’s loan valuation allowances for mortgage loans as of December 31, 2010 and 2009 are as follows (dollars in thousands):

	2010	2009
Balance at January 1,	$5,784	$526
Charge-offs	—	(2,371)
Provisions	455	7,629

Balance at December 31,	$6,239	$5,784

Information regarding the portion of the Company’s mortgage loans that were impaired as of December 31, 2010 and 2009 are as follows (dollars in thousands):

	2010	2009
Impaired loans with valuation allowances	$18,745	$14,967
Impaired loans without valuation allowances	16,901	14,317

Subtotal	35,646	29,284
Less: Valuation allowances on impaired loans	6,239	5,784

Impaired loans	$29,407	$23,500

The Company’s average investment in impaired loans was $3.6 million and $3.3 million as of December 31, 2010 and 2009, respectively. Interest income on impaired loans was $0.8 million for the years ended December 31, 2010 and 2009. The Company has an unpaid principal balance on impaired mortgage loans of $35.6 million at December 31, 2010. The Company did not acquire any impaired mortgage loans during the year ended December 31, 2010. The Company has $10.4 million of mortgage loans that are on a nonaccrual status at December 31, 2010.
Policy Loans
Policy loans comprised approximately 5.3% and 5.8% of the Company’s cash and invested assets as of December 31, 2010 and 2009, respectively, substantially all of which are associated with one client. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due to the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. Because policy loans represent premature distributions of policy liabilities, they have the effect of reducing future disintermediation risk. In addition, the Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.
Funds Withheld at Interest
Funds withheld at interest comprised approximately 23.4% and 24.8% of the Company’s cash and invested assets as of December 31, 2010 and 2009, respectively. Of the $5.4 billion funds withheld at interest balance as of December 31, 2010, $3.8 billion of the balance is associated with one client. For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance funds withheld basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company and are reflected as funds withheld at interest on the Company’s consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances with amounts owed to the Company from the ceding company. Interest accrues to these assets at rates defined by the treaty terms and the Company estimates the yield was approximately 7.20%, 7.69% and 3.54% for the years ended December 31, 2010, 2009 and 2008, respectively. Changes in these estimated yields are affected by equity options held in the funds withheld portfolio associated with equity-indexed annuity treaties. The Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance.
Other Invested Assets
Other invested assets include equity securities, non-redeemable preferred stocks, limited partnership interests, structured loans and derivative contracts. Other invested assets represented approximately 3.1% and 2.6% of the Company’s cash and invested assets as of December 31, 2010 and 2009, respectively. Carrying values of these assets as of December 31, 2010 and 2009 are as follows (dollars in thousands):

	December 31,
	2010	2009
Non-redeemable preferred stock	$99,550	$113,198
Equity securities	40,661	58,359
Limited partnerships	214,105	156,573
Structured loans	229,583	150,677
Derivatives	34,929	24,156
Other	88,575	13,123

Total other invested assets	$707,403	$516,086

Note 5 DERIVATIVE INSTRUMENTS
The following table presents the notional amounts and fair value of derivative instruments as of December 31, 2010 and 2009 (dollars in thousands):

	December 31, 2010			December 31, 2009
	Notional	Carrying Value/Fair Value		Notional	Carrying Value/Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps(1)	$2,302,853	$20,042	$17,132	$1,388,570	$17,962	$47,061
Financial futures(1)	210,295	—	—	200,436	—	—
Foreign currency forwards(1)	39,700	5,924	—	40,500	2,200	—
Consumer Price index (“CPI”) swaps(1)	120,340	1,491	—	124,034	1,631	—
Credit default swaps(1)	392,500	2,429	131	367,500	2,363	249
Equity options(1)	33,041	5,043	—	—	—	—
Embedded derivatives in:
Modified coinsurance or funds
withheld arrangements(2)	—	—	274,220	—	—	434,494
Indexed annuity products(3)	—	75,431	668,951	—	68,873	584,906
Variable annuity products(3)	—	—	52,534	—	—	23,748

Total non-hedging derivatives	3,098,729	110,360	1,012,968	2,121,040	93,029	1,090,458

Derivatives designated as hedging instruments:
Interest rate swaps(1)	21,783	—	1,718	21,783	—	677
Foreign currency swaps(1)	615,323	—	45,749	226,715	—	9,008

Total hedging derivatives	637,106	—	47,467	248,498	—	9,685

Total derivatives	$3,735,835	$110,360	$1,060,435	$2,369,538	$93,029	$1,100,143

(1)	Carried on the Company’s consolidated balance sheets in other invested assets or other liabilities, at fair value.

(2)	Embedded liability is included on the consolidated balance sheets with the host contract in funds withheld at interest, at fair value.

(3)	Embedded liability is included on the consolidated balance sheets with the host contract in interest-sensitive contract liabilities, at fair value. Embedded asset is included on the consolidated balance sheets in reinsurance ceded receivables.
Accounting for Derivative Instruments and Hedging Activities
The Company does not enter into derivative instruments for speculative purposes. As of December 31, 2010 and 2009, the Company held interest rate swaps that were designated and qualified as fair value hedges of interest rate risk. As of December 31, 2010 and 2009, the Company held foreign currency swaps that were designated and qualified as fair value hedges of a portion of its net investment in its foreign operations. Gains of $50.0 million related to foreign currency swaps terminated in 2009 continue to be reflected in AOCI. As of December 31, 2010 and 2009, the Company also had derivative instruments that were not designated as hedging instruments. See Note 2 — “Summary of Significant Accounting Policies” for a detailed discussion of the accounting treatment for derivative instruments, including embedded derivatives. Derivative instruments are carried at fair value and generally require an insignificant amount of cash at inception of the contracts.

Fair Value Hedges
The Company designates and accounts for certain interest rate swaps that convert fixed rate investments to floating rate investments as fair value hedges when they meet the requirements of the general accounting principles for Derivatives and Hedging. The gain or loss on the hedged item attributable to the hedged benchmark interest rate and the offsetting gain or loss on the related interest rate swaps for the years ended December 31, 2010 and 2009 were (dollars in thousands):

Type of Fair Value	Derivative Gain	Hedge Gain (Loss)		Hedged Item Gain	Hedged Item Gain
Hedge	(Loss) Location	Recognized	Hedged Item	(Loss) Location	(Loss) Recognized
For the year ended December 31, 2010:

Interest rate swaps	Investment related gains (losses), net	$(1,041)	Fixed rate fixed maturity securities	Investment related gains (losses), net	$1,599

For the year ended December 31, 2009:

Interest rate swaps	Investment related gains (losses), net	$1,566	Fixed rate fixed maturity securities	Investment related gains (losses), net	$(1,350)
The ineffective portion of all fair value hedges, was $0.6 million and $0.2 million for the years ended December 31, 2010 and 2009, respectively.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. There were no instances in which the Company discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.
Hedges of Net Investments in Foreign Operations
The Company uses foreign currency swaps to hedge a portion of its net investment in certain foreign operations against adverse movements in exchange rates. The following table illustrates the Company’s net investments in foreign operations (“NIFO”) hedges for the years ended December 31, 2010 and 2009 (dollars in thousands):

		Location of Gain	Gain (Loss)	Income Statement
	Derivative Gain	(Loss) Reclassified	Reclassified from	Location of Gain	Ineffective Gain
Type of NIFO Hedge	(Loss) in OCI	From AOCI	AOCI into income	(Loss)	(Loss) in Income
For the year ended December 31, 2010:

Foreign currency swaps	$(41,302)	None	$—	Investment income	$—

For the year ended December 31, 2009:

Foreign currency swaps	$(8,102)	None	$—	Investment income	$—
Ineffectiveness on the foreign currency swaps is based upon the change in forward rates. There was no ineffectiveness recorded in the periods presented herein.
The Company’s other comprehensive income for the years ended December 31, 2010 and 2009, includes losses of $41.3 million and $8.1 million, respectively, related to foreign currency swaps used to hedge a portion of its net investment in its foreign operations. The cumulative foreign currency translation gain (loss) recorded in AOCI related to these hedges was $(0.8) million and $40.5 million at December 31, 2010 and 2009, respectively. If a foreign operation was sold or substantially liquidated, the amounts in AOCI would be reclassified to the consolidated statements of income. A pro rata portion would be reclassified upon partial sale of a foreign operation.
Non-qualifying Derivatives and Derivatives for Purposes Other Than Hedging
The Company uses various other derivative instruments for risk management purposes that either do not qualify or have not been qualified for hedge accounting treatment, including derivatives used to economically hedge changes in the fair value of liabilities associated with the reinsurance of variable annuities with guaranteed living benefits. The gain or loss related to the change in fair value for these derivative instruments is recognized in investment related gains (losses), in the consolidated statements of income, except where otherwise noted. For the years ended December 31, 2010 and 2009, the Company recognized investment related gains (losses) of $29.9 million and $(217.5) million, respectively, related to derivatives (not including embedded derivatives) that do not qualify or have not been qualified for hedge accounting.
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

Embedded Derivatives
The Company has certain embedded derivatives which are required to be separated from their host contracts and reported as derivatives. Host contracts include reinsurance treaties structured on a modified coinsurance or funds withheld basis. Additionally, the Company reinsures equity-indexed annuity and variable annuity contracts with benefits that are considered embedded derivatives, including guaranteed minimum withdrawal benefits, guaranteed minimum accumulation benefits, and guaranteed minimum income benefits. The related gains (losses) for the years ended December 31, 2010, 2009 and 2008 are reflected in the following table (dollars in thousands):

	2010	2009	2008
Embedded derivatives in modified coinsurance or funds withheld arrangements and variable annuity contracts included in investment related gains (losses)	$131,488	$331,091	$(695,280)
After the associated amortization of DAC and taxes, the related amounts included in net income	23,786	(15,659)	(124,449)
Amounts related to embedded derivatives in equity-indexed annuities included in benefits and expenses	(44,988)	(71,222)	80
After the associated amortization of DAC and taxes, the related amounts included in net income	(26,265)	(51,806)	24,709
Non-hedging Derivatives
A summary of the effect of non-hedging derivatives, including embedded derivatives, on the Company’s income statement for the years ended December 31, 2010 and 2009 is as follows (dollars in thousands):

		Gain (Loss) for the Years Ended
		December 31,
Type of Non-hedging Derivative	Income Statement Location of Gain (Loss)	2010	2009
Interest rate swaps	Investment related gains (losses), net	$68,736	$(160,716)
Financial futures	Investment related gains (losses), net	(44,959)	(72,641)
Foreign currency forwards	Investment related gains (losses), net	3,387	2
CPI swaps	Investment related gains (losses), net	962	2,234
Credit default swaps	Investment related gains (losses), net	4,786	13,654
Equity options	Investment related gains (losses), net	(3,006)	—
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	Investment related gains (losses), net	160,274	78,394
Indexed annuity products	Policy acquisition costs and other insurance expenses	6,457	7,137
Indexed annuity products	Interest credited	(51,445)	(78,359)
Variable annuity products	Investment related gains (losses), net	(28,786)	252,697

Total non-hedging derivatives		$116,406	$42,402

Credit Risk
Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value at the reporting date plus or minus any collateral posted or held by the Company. At December 31, 2010, excluding futures, the Company had credit exposure related to its derivative contracts of $6.3 million. At December 31, 2009, the Company had no credit exposure related to its derivative contracts.
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
The Company enters into various collateral arrangements, which require both the posting and accepting of collateral in connection with its derivative instruments. Collateral agreements contain attachment thresholds that vary depending on the posting party’s ratings. Additionally, a decrease in the Company’s rating to a specified level results in potential settlement of the derivative positions under the Company’s agreements with its counterparties. As of December 31, 2010, the Company held cash collateral under its control of $10.3 million. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in other liabilities in the consolidated balance sheets. No cash collateral was held as of December 31, 2009. As of December 31, 2010, the Company had no cash collateral pledged to counterparties. As of December 31, 2009, the Company had pledged collateral to counterparties on swaps of $16.0 million. The receivable related to cash collateral is included in other assets in the consolidated balance sheets. From time to time, the Company has both accepted and posted collateral consisting of various securities. As of December 31, 2010, the Company posted U.S. Treasury securities as collateral to counterparties with a book value and market value of $46.9 million and $48.2 million, respectively, which is included in other invested assets in the consolidated balance sheets. There were no securities posted as collateral to counterparties at December 31, 2009. As of December 31, 2010, the Company held fixed maturity securities posted as collateral from counterparties of $1.8 million. There were no securities held as collateral from counterparties as of December 31, 2009. In addition, the Company has exchange-traded futures, which require the maintenance of a margin account, which is included in cash and cash equivalents in the consolidated balance sheets. The Company’s margin account totaled $16.3 million and $17.1 million as of December 31, 2010 and 2009, respectively.
NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair values of financial instruments have been determined by using available market information and the valuation techniques described below. Considerable judgment is often required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein may not necessarily be indicative of amounts that could be realized in a current market exchange. The use of different assumptions or valuation techniques may have a material effect on the estimated fair value amounts. The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2010 and 2009 (dollars in thousands).

	December 31, 2010		December 31, 2009
		Estimated Fair		Estimated Fair
	Carrying Value	Value	Carrying Value	Value
Assets:
Fixed maturity securities	$14,304,597	$14,304,597	$11,763,358	$11,763,358
Mortgage loans on real estate	885,811	933,513	791,668	792,331
Policy loans	1,228,418	1,228,418	1,136,564	1,136,564
Funds withheld at interest	5,421,952	5,838,064	4,895,356	5,201,569
Short-term investments	118,387	118,387	121,060	121,060
Other invested assets	683,307	681,242	516,086	509,618
Cash and cash equivalents	463,661	463,661	512,027	512,027
Accrued investment income	127,874	127,874	107,447	107,447
Reinsurance ceded receivables	95,557	91,893	106,396	173,309
Liabilities:
Interest-sensitive contract liabilities	$5,856,945	$5,866,088	$5,929,134	$6,196,420
Long-term and short-term debt	1,216,410	1,226,517	1,216,052	1,180,712
Collateral finance facility	850,039	514,250	850,037	510,000
Company-obligated mandatorily
redeemable preferred securities	159,421	221,341	159,217	205,655

Publicly traded fixed maturity securities are valued based upon quoted market prices or estimates from independent pricing services, independent broker quotes and pricing matrices. Private placement fixed maturity securities are valued based on the credit quality and duration of marketable securities deemed comparable by the Company’s investment advisor, which may be of another issuer. The Company utilizes information from third parties, such as pricing services and brokers, to assist in determining fair values for certain assets and liabilities; however, management is ultimately responsible for all fair values presented in the Company’s financial statements. The fair value of mortgage loans on real estate is estimated using discounted cash flows. Policy loans typically carry an interest rate that is adjusted annually based on a market index and therefore carrying value approximates fair value. The carrying value of funds withheld at interest approximates fair value except where the funds withheld are specifically identified in the agreement. When funds withheld are specifically identified in the agreement, the fair value is based on the fair value of the underlying assets which are held by the ceding company. The carrying values of cash and cash equivalents and short-term investments approximates fair values due to the short-term maturities of these instruments. Common and preferred equity investments and derivative financial instruments included in other invested assets are reflected at fair value on the consolidated balance sheets based primarily on quoted market prices. Limited partnership interests included in other invested assets consist of those investments accounted for using the cost method. The remaining carrying value recognized in the consolidated balance sheets represents investments in limited partnership interests accounted for using the equity method, which do not meet the definition of financial instruments for which fair value is required to be disclosed. The fair value of limited partnerships is based on net asset values. The carrying value for accrued investment income approximates fair value.
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
Observable inputs for fixed maturity securities — available-for-sale, short-term investments and other invested assets include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. Unobservable inputs for fixed maturity securities — available-for-sale, short-term investments and other invested assets include issue specific credit adjustments, material non-public financial information, management judgment, estimation of future earnings and cash flows, default rate assumptions, and liquidity assumptions. For certain security types, additional inputs may be used, or some of the inputs described above may not be applicable.
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
For the years ended December 31, 2010 and 2009, the application of market standard valuation techniques applied to similar assets and liabilities has been consistent.

General accounting principles for Fair Value Measurements and Disclosures also establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
Level 1	Quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets and liabilities include investment securities and derivative contracts that are traded in exchange markets.

Level 2	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or market standard valuation techniques and assumptions with significant inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Such observable inputs include benchmarking prices for similar assets in active, liquid markets, quoted prices in markets that are not active and observable yields and spreads in the market. The Company’s Level 2 assets and liabilities include investment securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose values are determined using market standard valuation techniques. This category primarily includes corporate securities, Canadian and Canadian provincial government securities, and residential and commercial mortgage-backed securities, among others. Level 2 valuations are generally obtained from third party pricing services for identical or comparable assets or liabilities or through the use of valuation methodologies using observable market inputs. Prices from services are validated through analytical reviews and assessment of current market activity.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the related assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using market standard valuation techniques described above. When observable inputs are not available, the market standard techniques for determining the estimated fair value of certain securities that trade infrequently, and therefore have little transparency, rely on inputs that are significant to the estimated fair value and that are not observable in the market or cannot be derived principally from or corroborated by observable market data. These unobservable inputs can be based in large part on management judgment or estimation and cannot be supported by reference to market activity. Even though unobservable, management believes these inputs are based on assumptions deemed appropriate given the circumstances and consistent with what other market participants would use when pricing similar assets and liabilities. For the Company’s invested assets, this category generally includes corporate securities (primarily private placements), asset-backed securities (including those with exposure to subprime mortgages), and to a lesser extent, certain residential and commercial mortgage-backed securities, among others. Prices are determined using valuation methodologies such as discounted cash flow models and other similar techniques. Non-binding broker quotes, which are utilized when pricing service information is not available, are reviewed for reasonableness based on the Company’s understanding of the market, and are generally considered Level 3. Under certain circumstances, based on its observations of transactions in active markets, the Company may conclude the prices received from independent third party pricing services or brokers are not reasonable or reflective of market activity. In those instances, the Company would apply internally developed valuation techniques to the related assets or liabilities. Additionally, the Company’s embedded derivatives, all of which are associated with reinsurance treaties, are classified in Level 3 since their values include significant unobservable inputs associated with actuarial assumptions regarding policyholder behavior. Embedded derivatives are reported with the host instruments on the consolidated balance sheet.
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
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and December 31, 2009 are summarized below (dollars in thousands).

December 31, 2010:

		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities — available-for-sale:
Corporate securities	$7,155,505	$16,182	$6,266,987	$872,336
Canadian and Canadian provincial governments	3,023,483	—	3,023,483	—
Residential mortgage-backed securities	1,473,077	—	1,289,786	183,291
Asset-backed securities	391,209	—	162,651	228,558
Commercial mortgage-backed securities	1,337,853	—	1,190,297	147,556
U.S. government and agencies securities	206,216	166,861	39,355	—
State and political subdivision securities	164,460	6,865	150,612	6,983
Other foreign government securities	552,794	4,037	542,178	6,579

Total fixed maturity securities — available-for-sale	14,304,597	193,945	12,665,349	1,445,303
Funds withheld at interest — embedded derivatives	(274,220)	—	—	(274,220)
Short-term investments	4,041	1,988	2,053	—
Other invested assets:
Non-redeemable preferred stock	99,550	72,393	26,737	420
Other equity securities	40,661	5,126	19,119	16,416
Derivatives:
Interest rate swaps	20,042	—	20,042	—
Foreign currency forwards	5,924	—	5,924	—
CPI swaps	1,491	—	1,491	—
Credit default swaps	2,429	—	2,429	—
Equity options	5,043	—	5,043	—
Collateral	48,223	48,223	—	—

Total other invested assets	223,363	125,742	80,785	16,836
Reinsurance ceded receivable — embedded derivatives	75,431	—	—	75,431

Total	$14,333,212	$321,675	$12,748,187	$1,263,350

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$(721,485)	$—	$—	$(721,485)
Other liabilities:
Derivatives:
Interest rate swaps	18,850	—	18,850	—
Credit default swaps	131	—	131	—
Foreign currency swaps	45,749	—	45,749	—

Total	$(656,755)	$—	$64,730	$(721,485)

December 31, 2009:

		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities — available-for-sale:
Corporate securities	$5,394,796	$5,447	$4,352,458	$1,036,891
Canadian and Canadian provincial governments	2,353,227	—	2,353,227	—
Residential mortgage-backed securities	1,456,544	—	1,312,087	144,457
Asset-backed securities	451,936	—	189,169	262,767
Commercial mortgage-backed securities	1,028,864	—	699,304	329,560
U.S. government and agencies securities	526,059	517,929	8,130	—
State and political subdivision securities	89,762	6,251	71,431	12,080
Other foreign government securities	462,170	1,079	443,788	17,303

Total fixed maturity securities — available-for-sale	11,763,358	530,706	9,429,594	1,803,058
Funds withheld at interest — embedded derivatives	(434,494)	—	—	(434,494)
Short-term investments	12,937	2,714	9,780	443
Other invested assets:
Non-redeemable preferred stock	113,198	85,016	21,407	6,775
Other equity securities	58,359	17,523	30,400	10,436
Derivatives:
Interest rate swaps	17,962	—	17,962	—
Foreign currency forwards	2,200	—	2,200	—
CPI swaps	1,631	—	1,631	—
Credit default swaps	2,363	—	2,363	—

Total other invested assets	195,713	102,539	75,963	17,211
Reinsurance ceded receivable — embedded derivatives	68,873	—	—	68,873

Total	$11,606,387	$635,959	$9,515,337	$1,455,091

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$(608,654)	$—	$—	$(608,654)
Other liabilities:
Derivatives:
Interest rate swaps	(47,738)	—	(47,738)	—
Credit default swaps	(249)	—	(249)	—
Foreign currency swaps	(9,008)	—	(9,008)	—

Total	$(665,649)	$—	$(56,995)	$(608,654)

As of December 31, 2010 and 2009, respectively, the Company classified approximately 10.1% and 15.3% of its fixed maturity securities in the Level 3 category. These securities primarily consist of private placement corporate securities with an inactive trading market. Additionally, the Company has included asset-backed securities with sub-prime exposure and mortgage-backed securities with below investment grade ratings in the Level 3 category due to the current market uncertainty associated with these securities and the Company’s utilization of information from third parties for the valuation of these securities.
The tables below provide a summary of the changes in fair value of Level 3 assets and liabilities for the year ended December 31, 2010, as well as the portion of gains or losses included in income for the year ended December 31, 2010 attributable to unrealized gains or losses related to those assets and liabilities still held at December 31, 2010 (dollars in thousands).

For the year ended December 31, 2010:

	Fixed maturity securities - available-for-sale
		Residential		Commercial
		mortgage-		mortgage-
	Corporate	backed	Asset-backed	backed
	securities	securities	securities	securities
Balance January 1, 2010	$1,036,891	$144,457	$262,767	$329,559
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	655	1,763	2,843	3,467
Investment related gains (losses), net	840	(7,479)	(7,494)	(6,369)
Claims & other policy benefits	—	—	—	—
Interest credited	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—
Included in other comprehensive income	34,319	26,808	31,340	22,907
Purchases, issuances, sales and settlements(1)	71,853	(43,236)	(45,677)	37,476
Transfers into Level 3(2)	126,133	102,939	78,880	73,653
Transfers out of Level 3(2)	(398,355)	(41,961)	(94,101)	(313,137)

Balance December 31, 2010	$872,336	$183,291	$228,558	$147,556

Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$548	$1,592	$2,731	$3,449
Investment related gains (losses), net	(594)	(4,637)	(4,052)	(6,563)
Claims & other policy benefits	—	—	—	—
Interest credited	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—
For the year ended December 31, 2010 (continued):

	Fixed maturity securities -
	available-for-sale
	State		Funds withheld
	and political	Other foreign	at interest-
	subdivision	government	embedded	Short-term
	securities	securities	derivative	investments
Balance January 1, 2010	$12,080	$17,303	$(434,494)	$443
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	118	4	—	—
Investment related gains (losses), net	(14)	(11)	160,274	—
Claims & other policy benefits	—	—	—	—
Interest credited	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—
Included in other comprehensive income	961	304	—	—
Purchases, issuances, sales and settlements(1)	34,841	1,258	—	381
Transfers into Level 3(2)	1,820	2,178	—	—
Transfers out of Level 3(2)	(42,823)	(14,457)	—	(824)

Balance December 31, 2010	$6,983	$6,579	$(274,220)	$—

Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$118	$6	$—	$—
Investment related gains (losses), net	—	—	160,274	—
Claims & other policy benefits	—	—	—	—
Interest credited	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—

For the year ended December 31, 2010 (continued):

	Other invested		Reinsurance	Interest sensitive
	assets- non-	Other invested	ceded receivable-	contract liabilities
	redeemable	assets- other	embedded	embedded
	preferred stock	equity securities	derivative	derivative
Balance January 1, 2010	$6,775	$10,436	$68,873	$(608,654)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	—	—	—	—
Investment related gains (losses), net	550	—	—	(28,786)
Claims & other policy benefits	—	—	—	(872)
Interest credited	—	—	—	(52,569)
Policy acquisition costs and other insurance expenses	—	—	7,621	—
Included in other comprehensive income	160	4,848	—	—
Purchases, issuances, sales and settlements (1)	(5,146)	1,132	(1,063)	(30,604)
Transfers into Level 3 (2)	—	—	—	—
Transfers out of Level 3 (2)	(1,919)	—	—	—

Balance December 31, 2010	$420	$16,416	$75,431	$(721,485)

Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(1)	$—	$—	$—
Investment related gains (losses), net	(32)	—	—	(28,786)
Claims & other policy benefits	—	—	—	(2,824)
Interest credited	—	—	—	(101,970)
Policy acquisition costs and other insurance expenses	—	—	7,621	—

(1)	The amount reported within purchases, sales, issuances and settlements is the purchase/issuance price (for purchases and issuances) and the sales/settlement proceeds (for sales and settlements) based upon the actual date purchased/issued or sold/settled. Items purchased/issued and sold/settled in the same period are excluded from the rollforward.

(2)	The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the beginning of the quarter in which the actual event or change in circumstances that caused the transfer occurs. Transfers into Level 3 are due to a lack of observable market data for these securities or, in accordance with company policy, when the ratings of certain asset classes fall below investment grade. Transfers out of Level 3 are due to an increase in observable market data or when the underlying inputs are evaluated and determined to be market observable. Transfers between Level 1 and Level 2 were not significant.
The tables below provide a summary of the changes in fair value of Level 3 assets and liabilities for the year ended December 31, 2009, as well as the portion of gains or losses included in income for the year ended December 31, 2009 attributable to unrealized gains or losses related to those assets and liabilities still held at December 31, 2009 (dollars in thousands).

For the year ended December 31, 2009:

	Fixed maturity securities - available-for-sale
		Canadian and	Residential		Commercial
		Canadian	mortgage-		mortgage-
	Corporate	provincial	backed	Asset-backed	backed
	securities	governments	securities	securities	securities
Balance January 1, 2009	$992,893	$9,965	$30,424	$231,869	$59,041
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	1,996	(4)	1,498	5,660	2,114
Investment related gains (losses), net	(36,543)	423	(17,815)	(30,334)	(4,067)
Claims & other policy benefits	—	—	—	—	—
Interest credited	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—
Included in other comprehensive income	173,488	(332)	26,996	31,031	57,458
Purchases, issuances, sales and settlements (1)	201,525	(5,632)	24,611	25,901	12,485
Transfers in and/or out of Level 3 (2)	(296,468)	(4,420)	78,743	(1,360)	202,529

Balance December 31, 2009	$1,036,891	$—	$144,457	$262,767	$329,560

Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$1,859	$(3)	$1,473	$4,253	$2,125
Investment related gains (losses), net	(32,296)	—	(18,928)	(45,097)	(7,765)
Claims & other policy benefits	—	—	—	—	—
Interest credited	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—
For the year ended December 31, 2009 (continued):

	Fixed maturity securities -
	available-for-sale
	State		Funds withheld		Other invested
	and political	Other foreign	at interest-		assets- non-
	subdivision	government	embedded	Short-term	redeemable
	securities	securities	derivative	investments	preferred stock
Balance January 1, 2009	$32,487	$105,439	$(512,888)	$352	$5,393
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	43	(738)	—	153	(64)
Investment related gains (losses), net	(8)	2,247	78,394	(624)	(11,677)
Claims & other policy benefits	—	—	—	—	—
Interest credited	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—
Included in other comprehensive income	15,406	(4,275)	—	708	14,870
Purchases, issuances, sales and settlements (1)	3,246	38,583	—	(146)	(4,893)
Transfers in and/or out of Level 3 (2)	(39,094)	(123,953)	—	—	3,146

Balance December 31, 2009	$12,080	$17,303	$(434,494)	$443	$6,775

Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$43	$(585)	$—	$244	$(64)
Investment related gains (losses), net	—	—	78,394	(409)	(9,406)
Claims & other policy benefits	—	—	—	—	—
Interest credited	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—

For the year ended December 31, 2009 (continued):

		Reinsurance	Interest sensitive
	Other invested	ceded receivable-	contract liabilities
	assets- other	embedded	embedded
	equity securities	derivative	derivative
Balance January 1, 2009	$12,056	$66,716	$(807,431)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(49)	—	—
Investment related gains (losses), net	(515)	—	252,697
Claims & other policy benefits	—	—	(3,905)
Interest credited	—	—	(81,585)
Policy acquisition costs and other insurance expenses	—	11,296	—
Included in other comprehensive income	745	—	—
Purchases, issuances, sales and settlements (1)	2,901	(9,139)	31,570
Transfers in and/or out of Level 3 (2)	(4,702)	—	—

Balance December 31, 2009	$10,436	$68,873	$(608,654)

Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(142)	$—	$—
Investment related gains (losses), net	(426)	—	252,697
Claims & other policy benefits	—	—	(11,037)
Interest credited	—	—	(122,311)
Policy acquisition costs and other insurance expenses	—	21,021	—

(1)	The amount reported within purchases, sales, issuances and settlements is the purchase/issuance price (for purchases and issuances) and the sales/settlement proceeds (for sales and settlements) based upon the actual date purchased/issued or sold/settled. Items purchased/issued and sold/settled in the same period are excluded from the rollforward.

(2)	The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the beginning of the quarter in which the actual event or change in circumstances that caused the transfer occurs. Transfers into Level 3 are due to a lack of observable market data for these securities or, in accordance with company policy, when the ratings of certain asset classes fall below investment grade. Transfers out of Level 3 are due to an increase in observable market data or when the underlying inputs are evaluated and determined to be market observable. Transfers between Level 1 and Level 2 were not significant.
Note 7 REINSURANCE
Retrocession reinsurance treaties do not relieve the Company from its obligations to direct writing companies. Failure of retrocessionaires to honor their obligations could result in losses to the Company. Consequently, allowances would be established for amounts deemed uncollectible. At December 31, 2010 and 2009, no allowances were deemed necessary. The Company regularly evaluates the financial condition of its reinsurers and retrocessionaires.
The effect of reinsurance on net premiums is as follows (dollars in thousands):

Years ended December 31,	2010	2009	2008
Direct	$2,669	$2,259	$2,433
Reinsurance assumed	7,198,219	6,241,952	5,836,556
Reinsurance ceded	(541,208)	(519,050)	(489,688)

Net premiums	$6,659,680	$5,725,161	$5,349,301

The effect of reinsurance on claims and other policy benefits as follows (dollars in thousands):

Years ended December 31,	2010	2009	2008
Direct	$4,062	$4,098	$4,075
Reinsurance assumed	5,877,153	5,025,383	4,753,401
Reinsurance ceded	(334,060)	(210,055)	(295,544)

Net claims and other policy benefits	$5,547,155	$4,819,426	$4,461,932

At December 31, 2010 and 2009, there were no reinsurance ceded receivables associated with a single reinsurer with a carrying value in excess of 5% of total assets.
The effect of reinsurance on life insurance in force is shown in the following schedule (dollars in millions):

Life Insurance In Force:	Direct	Assumed	Ceded	Net	Assumed/Net %
December 31, 2010	$74	$2,540,317	$42,582	$2,497,809	101.70%
December 31, 2009	72	2,325,041	46,897	2,278,216	102.06
December 31, 2008	70	2,108,130	46,267	2,061,933	102.24
At December 31, 2010 and 2009, respectively, the Company’s U.S. and Asia Pacific segments provided approximately $2.1 billion and $1.8 billion of statutory financial reinsurance, as measured by pre-tax statutory surplus, to other insurance companies under financial reinsurance transactions to assist ceding companies in meeting applicable regulatory requirements. Generally, such financial reinsurance is provided by the Company committing cash or assuming insurance liabilities, which are collateralized by future profits on the reinsured business. The Company earns a fee based on the amount of net outstanding financial reinsurance.
Reinsurance agreements, whether facultative or automatic, may provide for recapture rights on the part of the ceding company. Recapture rights permit the ceding company to reassume all or a portion of the risk formerly ceded to the reinsurer after an agreed-upon period of time, generally 10 years, or in some cases due to changes in the financial condition or ratings of the reinsurer. Recapture of business previously ceded does not affect premiums ceded prior to the recapture of such business, but would reduce premiums in subsequent periods. Additionally, some treaties give the ceding company the right to request the Company to place assets in trust for their benefit to support their reserve credits, in the event of a downgrade of the Company’s ratings to specified levels, generally non-investment grade levels, or if minimum levels of financial condition are not maintained. As of December 31, 2010, these treaties had approximately $1,138.5 million in statutory reserves. Assets placed in trust continue to be owned by the Company, but their use is restricted based on the terms of the trust agreement. Securities with an amortized cost of $1,419.3 million were held in trust to satisfy collateral requirements for reinsurance business for the benefit of certain subsidiaries of the Company at December 31, 2010. In addition, the Company’s collateral finance facility has asset in trust requirements. See Note 16 — “Collateral Finance Facility” for additional information. Securities with an amortized cost of $1,851.1 million, as of December 31, 2010, were held in trust to satisfy collateral requirements under certain third-party reinsurance treaties. Additionally, under certain conditions, RGA may be obligated to move reinsurance from one RGA subsidiary company to another or make payments under the treaty. These conditions include change in control or ratings of the subsidiary, insolvency, nonperformance under a treaty, or loss of reinsurance license of such subsidiary. See Note 16 - “Collateral Finance Facility” for additional information on assets in trust.
Note 8 DEFERRED POLICY ACQUISITION COSTS
The following reflects the amounts of policy acquisition costs deferred and amortized (dollars in thousands):

As of December 31,	2010	2009
Deferred policy acquisition costs:
Assumed	$3,788,801	$3,759,882
Retroceded	(62,358)	(60,910)

Net	$3,726,443	$3,698,972

Years ended December 31,	2010	2009	2008
Balance, beginning of year	$3,698,972	$3,610,334	$3,161,951
Capitalized
Assumed	966,539	870,526	961,847
Retroceded	(13,838)	(9,192)	(4,851)
Amortized (including interest):
Assumed	(855,432)	(594,895)	(871,098)
Allocated to change in value of embedded derivatives	(108,515)	(287,164)	541,752
Retroceded	12,390	16,951	22,133
Attributed to unrealized investment gains (losses)	(15,671)	(45,839)	47,201
Foreign currency changes	41,998	138,251	(248,601)

Balance, end of year	$3,726,443	$3,698,972	$3,610,334

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
Note 9 INCOME TAX
Pre-tax income from continuing operations consists of the following (dollars in thousands):

Years ended December 31,	2010	2009	2008
Pre-tax income from continuing operations — U.S.	$542,894	$331,922	$66,618
Pre-tax income from continuing operations — foreign	320,923	260,423	213,774

Total pre-tax income from continuing operations	$863,817	$592,345	$280,392

The provision for income tax expense attributable to income from continuing operations consists of the following (dollars in thousands):

Years ended December 31,	2010	2009	2008
Current income tax expense (benefit)	$(217,970)	$203,758	$18,876
Deferred income tax expense (benefit)	408,762	(92,634)	20,281
Foreign current tax expense	63,233	62,696	26,085
Foreign deferred tax expense	35,390	11,439	27,335

Provision for income taxes	$289,415	$185,259	$92,577

Provision for income tax expense differed from the amounts computed by applying the U.S. federal income tax statutory rate of 35% to pre-tax income as a result of the following (dollars in thousands):

Years ended December 31,	2010	2009	2008
Tax provision at U.S. statutory rate	$302,336	$207,321	$98,137
Increase (decrease) in income taxes resulting from:
Foreign tax rate differing from U.S. tax rate	(8,741)	(7,636)	(7,289)
Differences in tax basis in foreign jurisdictions	(5,210)	(4,222)	—
Travel and entertainment	821	281	335
Deferred tax valuation allowance	(11)	(4,450)	230
Amounts related to tax audit contingencies	3,942	(10,774)	(241)
Change in cash surrender value of insurance policies	(839)	800	1,750
Prior year tax adjustment	(2,322)	4,552	—
Other, net	(561)	(613)	(345)

Total provision for income taxes	$289,415	$185,259	$92,577

Total income taxes were as follows (dollars in thousands):

Years ended December 31,	2010	2009	2008
Income taxes from continuing operations	$289,415	$185,259	$92,577
Tax benefit on discontinued operations	—	—	(5,933)
Income tax from stockholders’ equity:
Net unrealized holding gain (loss on debt and equity securities recognized for financial reporting purposes
	267,445	355,088	(468,719)
Exercise of stock options	2,255	(2,605)	(3,785)
Foreign currency translation	(17,566)	6,286	5,861
Unrealized pension and post retirement	911	(754)	(3,418)

Total income taxes provided	$542,460	$543,274	$(383,417)

The tax effects of temporary differences that give rise to significant portions of the deferred income tax asset and liabilities at December 31, 2010 and 2009, are presented in the following tables (dollars in thousands):

Years ended December 31,	2010	2009
Deferred income tax assets:
Nondeductible accruals	$18,961	$43,518
Differences between tax and financial reporting amounts concerning certain reinsurance transactions	10,467	273,625
Differences in the tax basis of cash and invested assets	—	31,650
Deferred acquisition costs capitalized for tax	66,246	58,704
Net operating loss carryforward	348,450	332,944
Capital loss and foreign tax credit carryforwards	55,215	47,551
Deferred acquisition costs capitalized for financial reporting	12,215	10,745

Subtotal	511,554	798,737
Valuation allowance	(3,792)	(3,445)

Total deferred income tax assets	507,762	795,292

Deferred income tax liabilities:
Deferred acquisition costs capitalized for financial reporting	1,172,172	1,126,942
Differences between tax and financial reporting amounts concerning certain reinsurance transactions	271,605	61,419
Differences in the tax basis of cash and invested assets	274,891	—
Reserve for policies and investment income differences	124,289	152,070
Differences in foreign currency translation	61,552	68,083

Total deferred income tax liabilities	1,904,509	1,408,514

Net deferred income tax liabilities	$1,396,747	$613,222

As of December 31, 2010, a valuation allowance for deferred tax assets of approximately $3.8 million was provided on net operating and capital losses of RGA South African Holdings, RGA Financial Products Limited, RGA Technology Partners, Inc. Canadian Branch and RGA Technology Partners, Inc. UK Branch. As of December 31, 2009, a valuation allowance for deferred tax assets of approximately $3.4 million was provided on the foreign tax credits, net operating and capital losses of RGA South Africa Holdings, RGA Financial Products Limited, RGA UK Services Limited and RGA Reinsurance. The Company utilizes valuation allowances when it believes, based on the weight of the available evidence, that it is more likely than not that the deferred income taxes will not be realized.
The earnings of substantially all of the Company’s foreign subsidiaries have been indefinitely reinvested in foreign operations. Therefore, no provision has been made for any U.S. taxes or foreign withholding taxes that may be applicable upon any repatriation or sale. The determination of any unrecognized deferred tax liability for temporary differences related to investments in the Company’s foreign subsidiaries is not practicable. At December 31, 2010 and 2009, the financial reporting basis in excess of the tax basis for which no deferred taxes have been recognized was approximately $630.6 million and $415.4 million, respectively.
During 2010, 2009, and 2008, the Company received federal and foreign income tax refunds of approximately $37.5 million, $0.3 million and $31.0 million, respectively. The Company made cash income tax payments of approximately $48.0 million, $25.9 million and $54.2 million in 2010, 2009 and 2008, respectively. At December 31, 2010 and 2009, the Company had recognized gross deferred tax assets associated with net operating losses of approximately $1,075.5 million and $957.0 million, respectively, $904.3 million of which will begin to expire in 2021. The remaining net operating losses have indefinite carryforward periods. However, these net operating losses, other than the net operating losses for which there is a valuation allowance, are expected to be utilized in the normal course of business during the period allowed for carryforwards and in any event, will not be lost, due to the application of tax planning strategies that management would utilize.
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
As of December 31, 2010, the Company’s total amount of unrecognized tax benefits was $182.4 million and the total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, was $21.3 million. It is reasonably possible that the Company’s liability for unrecognized tax benefits will decrease by approximately $9.5 million with regards to the items affecting the effective rate over the next 12 months. The reduction relates to the statute of limitations.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2010, 2009 and 2008, is as follows (dollars in thousands):

	Total Unrecognized Tax Benefits
	2010	2009	2008
Beginning balance, January 1	$221,040	$206,665	$198,240
Additions for tax positions of prior years	17,255	25,148	7,996
Reductions for tax positions of prior years	(59,879)	(14,711)	(3,984)
Additions for tax positions of current year	3,938	3,938	4,413

Ending balance, December 31	$182,354	$221,040	$206,665

The Company recognized a benefit in interest expense of $1.4 million and $2.1 million in 2010 and 2009, respectively and interest expense of $2.5 million in 2008. As of December 31, 2010 and 2009, the Company had $32.7 million and $34.1 million, respectively, of accrued interest related to unrecognized tax benefits. The net decrease of $1.4 million from December 31, 2009 was related to accrued interest on reductions to prior year positions offset by interest on the Company’s remaining uncertain tax positions.
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
The Company also provides certain health care and life insurance benefits for retired employees. The health care benefits are provided through a self-insured welfare benefit plan. Employees become eligible for these benefits if they meet minimum age and service requirements. The retiree’s cost for health care benefits varies depending upon the credited years of service. The Company recorded benefits expense of approximately $2.0 million, $1.3 million, and $1.4 million in 2010, 2009 and 2008, respectively that are related to these postretirement plans. Virtually all retirees, or their beneficiaries, contribute a portion of the total cost of postretirement health benefits.
A December 31 measurement date is used for all of the defined benefit and postretirement plans.
Obligations, Funded Status and Net Periodic Benefit Costs

	December 31,
	Pension Benefits		Other Benefits
(dollars in thousands)	2010	2009	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of year	$63,998	$49,872	$14,321	$11,138
Service cost	4,762	3,821	847	597
Interest Cost	3,420	3,443	882	674
Participant contributions	—	—	127	35
Actuarial (gains) losses	(1,938)	6,959	2,326	2,095
Benefits paid	(1,280)	(1,275)	(108)	(218)
Foreign currency rate change effect	663	1,178	—	—

Benefit obligation at end of year	$69,625	$63,998	$18,395	$14,321

(Continued)	December 31,
(dollars in thousands)	Pension Benefits		Other Benefits
Change in plan assets:
Fair value of plan assets at beginning of year	$30,923	$21,044	$—	$—
Actual return on plan assets	4,383	6,895	—	—
Employer contributions	1,862	4,259	70	182
Participant contributions	—	—	127	35
Benefits paid and expenses	(1,280)	(1,275)	(108)	(217)
Administrative expense	—	—	(89)	—

air value of plan assets at end of year	$35,888	$30,923	$—	$—

Funded status at end of year(1)	$(33,737)	$(33,075)	$(18,395)	$(14,321)

(1)	Funded status includes the impact of obligations associated with various non-qualified executive deferred savings plans for which there are no required funding levels. The Company’s qualified defined benefit pension plan was under-funded by $4.8 million and $4.9 million, respectively, as of December 31, 2010 and 2009.

	December 31,
	Pension Benefits		Other Benefits
(dollars in thousands)	2010	2009	2010	2009
Amounts recognized in balance sheets:
Non-current assets	$—	$—	$—	$—
Current liabilities	(861)	(738)	(247)	(214)
Non-current liabilities	(32,876)	(32,337)	(18,148)	(14,107)

Net amount recognized	$(33,737)	$(33,075)	$(18,395)	$(14,321)

	December 31,
	Pension Benefits		Other Benefits
(dollars in thousands)	2010	2009	2010	2009
Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$13,118	$18,006	$5,880	$3,790
Net prior service cost	3,264	2,943	—	—

Total	$16,382	$20,949	$5,880	$3,790

The following table presents additional year-end information for pension plans based on the excess or shortfall of plan assets as compared to the accumulated benefit obligation (“ABO”) as of December 31, 2010 and 2009 (dollars in thousands):

	2010		2009
	ABO in Excess of	Plan Assets in	ABO in Excess of	Plan Assets in
	Plan Assets	Excess of ABO	Plan Assets	Excess of ABO
Aggregate projected benefit obligation	$69,626	$—	$63,998	$—
Aggregate fair value of plan assets	35,888	—	30,923	—
Accumulated benefit obligation	66,597	—	58,744	—
The components of net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income were as follows (dollars in thousands):

	Pension Benefits			Other Benefits
	2010	2009	2008	2010	2009	2008
Net periodic benefit cost:
Service cost	$4,762	$3,821	$3,459	$847	$597	$631
Interest cost	3,420	3,443	2,836	882	674	638
Expected return on plan assets	(2,577)	(1,945)	(2,190)	—	—	—
Amortization of prior actuarial losses	688	1,593	512	236	20	92
Amortization of prior service cost	(171)	558	366	—	—	—

Net periodic benefit cost	6,122	7,470	4,983	1,965	1,291	1,361

(Continued)	Pension Benefits			Other Benefits
(dollars in thousands)	2010	2009	2008	2010	2009	2008
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial (gains) losses	(3,743)	2,009	11,544	2,326	2,094	(670)
Prior service cost	—	—	320	—	—	—
Amortization of actuarial (gains) losses	(688)	(1,593)	(512)	(236)	(20)	(92)
Amortization of prior service cost (credit)	171	(558)	(366)	—	—	—
Foreign exchange translations and other adjustments	(307)	290	(498)	—	—	(2)

Total recognized in other comprehensive income	(4,567)	148	10,488	2,090	2,074	(764)

Total recognized in net periodic benefit cost and other comprehensive income	$1,555	$7,618	$15,471	$4,055	$3,365	$597

The Company expects to contribute to the plans $4.6 million in pension benefits and $0.3 million in other benefits during 2011.
The following benefit payments, which reflect expected future service as appropriate, are expected to be paid (dollars in thousands):

	Pension Benefits	Other Benefits
2011	$4,637	$254
2012	5,554	294
2013	5,731	352
2014	5,836	424
2015	5,978	489
2016-2020	39,130	3,804
The estimated net loss and prior service cost for the defined benefit pension plans and post-retirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $1.1 million and $0.3 million, respectively.
Assumptions
Weighted average assumptions used to determine the accumulated benefit obligation and net benefit cost or income for the year ended December 31:

	Pension Benefits			Other Benefits
	2010	2009	2008	2010	2009	2008
Discount rate used to determine benefit obligation	5.47%	6.01%	6.20%	5.40%	5.50%	6.30%
Discount rate used to determine net benefit cost or income	5.96%	6.37%	6.19%	5.75%	6.30%	6.00%
Expected long-term rate of return on plan assets	8.50%	8.50%	8.50%	—%	—%	—%
Rate of compensation increases	4.20%	4.21%	4.22%	—%	—%	—%
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
The assumed health care cost trend rates used in measuring the accumulated non-pension post-retirement benefit obligation were as follows:

	December 31,
	2010	2009
Pre-Medicare eligible claims	8% down to 5% in 2013	8% down to 5% in 2013
Medicare eligible claims	8% down to 5% in 2013	8% down to 5% in 2012

Assumed health care cost trend rates may have a significant effect on the amounts reported for health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects (dollars in thousands):

	One Percent Increase	One Percent Decrease
Effect on total of service and interest cost components	$429	$(323)
Effect on accumulated postretirement benefit obligation	$3,889	$(2,992)
Results for the Pension and Other Benefits Plans are measured at December 31 for each year presented.
Plan Assets
Target allocations of assets are determined with the objective of maximizing returns and minimizing volatility of net assets through adequate asset diversification and partial liability immunization. Adjustments are made to target allocations based on the Company’s assessment of the effect of economic factors and market conditions. The target allocations for plan assets are 60% equity securities and 40% debt securities as of December 31, 2010 and 2009. The Company’s plan assets are primarily invested in mutual funds. The mutual funds include holdings of S&P 500 securities, large-cap securities, mid-cap securities, small-cap securities, international securities, corporate debt securities, U.S. and other government securities, mortgage-related securities and cash.
Equity and debt securities are exposed to various risks, such as interest rate risk, credit risk, and overall market volatility. Due to the level of risk associated with certain investment securities, it is reasonably possible that changes in the values of investment securities will occur and that such change could affect the amounts reported in the financial statements.
The fair values of the Company’s pension plan assets as of December 31, 2010 and 2009 are summarized below (dollars in thousands):

	December 31, 2010
		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
Mutual Funds(1)	$35,845	$35,845	$—	$—
Cash	43	43	—	—

Total	$35,888	$35,888	$—	$—

(1)	Mutual funds were invested 38% in bond index funds, 26% in S&P 500 index funds, 13% in mid-cap stock funds, 15% in foreign large blend funds and 8% in small-cap funds.

	December 31, 2009
		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
Mutual Funds(2)	$30,887	$30,887	$—	$—
Cash	36	36	—	—

Total	$30,923	$30,923	$—	$—

(2)	Mutual funds were invested 38% in bond index funds, 31% in S&P 500 index funds, 16% in mid-cap stock funds, 10% in foreign large blend funds and 5% in small-cap funds.
As of December 31, 2010 and 2009, the Company classified all of its pension plan assets in the Level 1 category as quoted prices in active markets are available for these assets. See Note 6 — “Fair Value of Financial Instruments” for additional detail on the fair value hierarchy.
Savings and Investment Plans
Certain subsidiaries of the Company also sponsor saving and investment plans under which a portion of employee contributions are matched. Subsidiary contributions to these plans, which are partially tied to RGA’s financial results, were $3.9 million, $2.7 million and $3.4 million in 2010, 2009 and 2008, respectively.

Note 11 RELATED PARTY TRANSACTIONS
On September 12, 2008 (“the Divestiture Date”), the Company’s majority shareholder, General American Life Insurance Company (“General American”), disposed of its majority ownership in the Company. General American is a wholly-owned subsidiary of MetLife, Inc. (“MetLife”), a New York-based insurance and financial services holding company. Prior to the Divestiture Date, General American and MetLife provided certain administrative services to RGA and RGA Reinsurance. Such services included risk management and corporate travel. The cost of these services for the year ended December 31, 2008 was approximately $1.8 million (through the Divestiture Date), included in other expenses. Management does not believe that the various amounts charged for these services would have been materially different if they had been incurred from an unrelated third party.
RGA Reinsurance also has a product license and service agreement with MetLife. Under this agreement, RGA has licensed the use of its electronic underwriting product to MetLife and provides internet hosting services, installation and modification services for the product. The Company recorded revenue under the agreement for the year ended December 31, 2008 of approximately $0.6 million (through the Divestiture Date).
The Company also had arms-length direct policies and reinsurance agreements with MetLife and certain of its subsidiaries. These direct policies and reinsurance agreements with MetLife and certain of its subsidiaries continue to be in place after the Divestiture Date. The Company reflected net premiums from these agreements of approximately $163.5 million (through the Divestiture Date) in 2008. The premiums reflect the net of business assumed from and ceded to MetLife and its subsidiaries. The pre-tax income, excluding investment income allocated to support the business, was approximately $15.8 million (through the Divestiture Date) in 2008.
Note 12 LEASE COMMITMENTS
The Company leases office space and furniture and equipment under non-cancelable operating lease agreements, which expire at various dates. Future minimum office space annual rentals under non-cancelable operating leases at December 31, 2010 are as follows:

2011	$13.0 million
2012	12.5 million
2013	11.6 million
2014	10.8 million
2015	6.4 million
Thereafter	27.3 million
The amounts above are net of expected sublease income of approximately $0.4 million annually through 2010. Rent expenses amounted to approximately $17.1 million, $13.9 million and $12.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.
Note 13 FINANCIAL CONDITION AND NET INCOME ON A STATUTORY BASIS — SIGNIFICANT SUBSIDIARIES (UNAUDITED)
The domestic and foreign insurance subsidiaries of the Company prepare their statutory financial statements in conformity with statutory accounting practices prescribed or permitted by the applicable state insurance department or local regulatory authority, which vary materially from under U.S. generally accepted accounting principles (“GAAP”). Prescribed statutory accounting practices include publications of the NAIC, as well as state laws, local regulations and general administrative rules. The differences between statutory financial statements and financial statements prepared in accordance with GAAP vary between domestic and foreign jurisdictions. The principal differences are that statutory financial statements do not reflect deferred policy acquisition costs and limit deferred income taxes, life benefit reserves predominately use interest rate and mortality assumptions prescribed by the NAIC and local regulatory agencies, bonds are generally carried at amortized cost and reinsurance assets and liabilities are presented net of reinsurance.
The statutory net income amounts for the years ended December 31, 2009 and 2008, and the statutory capital and surplus amounts as of December 31, 2009 in the table below are based on actual statutory filings with the applicable regulatory authorities. The statutory net income amounts for the year ended December 31, 2010 and the statutory capital and surplus amounts as of December 31, 2010 are estimates, as the respective 2010 statutory filings have not yet been made.

	Statutory Capital & Surplus		Statutory Net Income (Loss)
(dollars in thousands)	2010	2009	2010	2009	2008
RCM	$1,486,928	$1,412,945	$53,690	$(16,800)	$(2,276)
RGA Reinsurance	1,528,887	1,416,550	68,010	63,189	(41,750)
RGA Canada	524,273	430,738	68,543	(2,620)	9,915
RGA Barbados	408,927	298,629	98,688	33,220	31,006
RGA Australia	338,040	271,755	30,765	37,515	57,250
RGA Atlantic	289,567	199,966	83,571	47,369	58,200
RGA Americas	226,220	189,395	50,314	15,433	(49,532)
Other reinsurance subsidiaries	460,925	295,208	84,618	(315,713)	(104,708)
The total capital and surplus positions of the Company’s primary life reinsurance legal entities exceed the capital requirements of the applicable regulatory bodies. RCM and RGA Reinsurance are subject to Missouri statutory provisions that restrict the payment of dividends. They may not pay dividends in any 12-month period in excess of the greater of the prior year’s statutory operating income or 10% of capital and surplus at the preceding year-end, without regulatory approval. The applicable statutory provisions only permit an insurer to pay a shareholder dividend from unassigned surplus. Any dividends paid by RGA Reinsurance would be paid to RCM, its parent company, which in turn has restrictions related to its ability to pay dividends to RGA. The assets of RCM consist primarily of its investment in RGA Reinsurance. As of January 1, 2011, RCM and RGA Reinsurance could pay maximum dividends, without prior approval, of approximately $148.7 million and $152.9 million, respectively. The Missouri Department of Insurance, Financial Institution and Professional Registration, allows RCM to pay a dividend to RGA to the extent RCM received the dividend from RGA Reinsurance, without limitation related to the level of unassigned surplus. Dividend payments by other subsidiaries are subject to regulations in the jurisdiction of domicile.
Note 14 COMMITMENTS AND CONTINGENT LIABILITIES
The Company had commitments to fund investments in limited partnerships, commercial mortgage loans and private placement investments in the amounts of $147.2 million, $6.7 million and $7.5 million, respectively, at December 31, 2010. The Company anticipates that the majority of its current commitments will be invested over the next five years, however, these commitments could become due any time at the request of the counterparties. Investments in limited partnerships are primarily carried at cost and included in other invested assets in the consolidated balance sheets.
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
The Company has obtained letters of credit, issued by banks, in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions. At December 31, 2010 and 2009, there were approximately $16.0 million and $21.4 million, respectively, of undrawn outstanding bank letters of credit in favor of third parties. Additionally, the Company utilizes letters of credit to secure reserve credits when it retrocedes business to its subsidiaries, including Parkway Re, Timberlake Financial, RGA Americas, RGA Barbados and RGA Atlantic. The Company cedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions such as the U.S. and the United Kingdom. The capital required to support the business in the affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of December 31, 2010 and 2009, $518.4 million and $617.5 million, respectively, in undrawn letters of credit from various banks were outstanding, backing reinsurance between the various subsidiaries of the Company. The banks providing letters of credit to the Company are included on the National Association of Insurance Commissioners (“NAIC”) list of approved banks.
The Company maintains a syndicated revolving credit facility with an overall capacity of $750.0 million, which is scheduled to mature in September 2012. The Company may borrow cash and obtain letters of credit in multiple currencies under this facility. As of December 31, 2010, the Company had $223.3 million in issued, but undrawn, letters of credit under this facility, which is included in the total above. Applicable letter of credit fees and fees payable for the credit facility depend upon the Company’s senior unsecured long-term debt rating. The Company also maintains a $200.0 million letter of credit facility which is scheduled to mature in September 2019. This letter of credit is expected to be fully utilized though 2016 and then amortize to zero by 2019. As of December 31, 2010, the Company had $200.0 million in issued, but undrawn, letters of credit under this facility, which is included in the total above. Letter of credit fees for this facility are fixed for the term of the facility. Fees associated with the Company’s other letters of credit are not fixed for periods in excess of one year and are based on the Company’s ratings and the general availability of these instruments in the marketplace.
RGA has issued guarantees to third parties on behalf of its subsidiaries for the payment of amounts due under certain credit facilities, reinsurance treaties and office lease obligations, whereby if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. In limited circumstances, treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA’s subsidiary is relatively new, unrated, or not of a significant size, relative to the ceding company. Liabilities supported by the treaty guarantees, before consideration for any legally offsetting amounts due from the guaranteed party, totaled $600.8 million and $569.8 million as of December 31, 2010 and 2009, respectively, and are reflected on the Company’s consolidated balance sheets in future policy benefits. As of December 31, 2010 and 2009, the Company’s exposure related to treaty guarantees, net of assets held in trust, was $352.0 million and $330.3 million, respectively. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to trust preferred securities and credit facilities provide additional security to third parties should a subsidiary fail to make principal and/or interest payments when due. As of December 31, 2010, RGA’s exposure related to these guarantees was $159.4 million. RGA has issued payment guarantees on behalf of two of its subsidiaries in the event the subsidiaries fail to make payment under their office lease obligations, the exposure of which was $13.6 million as of December 31, 2010.
During 2010, one of the Company’s subsidiaries, Manor Re, obtained $300.0 million of collateral financing through 2020 from an international bank which enabled Manor Re to deposit assets in trust to support statutory reserve credit for an affiliated reinsurance transaction. The bank has recourse to RGA should Manor Re fail to make payments or otherwise not perform its obligations under this financing.
In addition, the Company indemnifies its directors and officers as provided in its charters and by-laws. Since this indemnity generally is not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under this indemnity in the future.
Note 15 DEBT AND TRUST PREFERRED SECURITIES
The Company’s debt and trust preferred securities consist of the following (dollars in thousands):

	2010	2009
$400 million 6.75% Junior Subordinated Debentures due 2065	$318,723	$318,722
$400 million 6.45% Senior Notes due 2019	399,398	399,330
$300 million 5.625% Senior Notes due 2017	298,304	298,031
$200 million 6.75% Senior Notes due 2011	199,985	199,969

Total Debt	1,216,410	1,216,052
Less portion due in less than one year (short-term debt)	(199,985)	—

Long-term Debt	$1,016,425	$1,216,052

$225 million 5.75% Preferred Securities due 2051	$159,421	$159,217

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
The Company has three revolving credit facilities under which it may borrow up to approximately $824.6 million in cash. As of December 31, 2010 and 2009, respectively, the Company had no cash borrowings under these facilities. The Company may borrow up to $750.0 million in cash and obtain letters of credit in multiple currencies on its revolving credit facility that expires in September 2012. As of December 31, 2010 and 2009, respectively, the Company had no cash borrowings outstanding and $223.3 million and $373.9 million in issued, but undrawn, letters of credit under this facility. The

Company’s other credit facilities consist of a £15.0 million credit facility that expires in May 2012 and an A$50.0 million Australian credit facility that expires in March 2011, both with no outstanding balances as of December 31, 2010 and 2009, respectively.
Certain of the Company’s debt agreements contain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of consolidated net worth, maximum ratios of debt to capitalization and change of control provisions. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the various agreements. Additionally, the Company’s debt agreements contain cross-default covenants, which would make outstanding borrowings immediately payable in the event of a material uncured covenant default under any of the agreements, including, but not limited to, non-payment of indebtedness when due for an amount in excess of $100.0 million, bankruptcy proceedings, or any other event which results in the acceleration of the maturity of indebtedness. As of December 31, 2010 and 2009, the Company had $1,216.4 million and $1,216.1 million, respectively, in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, and the Company’s ability to raise additional funds. Repayments of debt over the next five years total $200.0 million, due in 2011.
RGA guarantees the payment of amounts outstanding under the credit facility maintained by its subsidiary operation in Australia. At December 31, 2010 there was no debt outstanding under this credit facility.
In December 2001, RGA, through its wholly-owned financing subsidiary, RGA Capital Trust I, issued $225.0 million face amount in Preferred Securities due 2051 at a discounted value of $158.1 million. RGA fully and unconditionally guarantees, on a subordinated basis, the obligations of the Trust under the Preferred Securities.
Note 16 COLLATERAL FINANCE FACILITY
In June 2006, RGA’s subsidiary, Timberlake Financial, issued $850.0 million of Series A Floating Rate Insured Notes due June 2036 in a private placement. The notes were issued to fund the collateral requirements for statutory reserves required by the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX) on specified term life insurance policies reinsured by RGA Reinsurance. Proceeds from the notes, along with a $112.8 million direct investment by the Company, were deposited into a series of accounts that collateralize the notes and are not available to satisfy the general obligations of the Company. As of December 31, 2010 and 2009, respectively, the Company held assets in trust and in custody of $885.3 million and $876.7 million for this purpose. Interest on the notes will accrue at an annual rate of 1-month LIBOR plus a base rate margin, payable monthly and totaled $7.9 million, $8.3 million and $28.7 million in 2010, 2009 and 2008, respectively. The payment of interest and principal on the notes is insured by a monoline insurance company through a financial guaranty insurance policy. The notes represent senior, secured indebtedness of Timberlake Financial without legal recourse to RGA or its other subsidiaries. Timberlake Financial will rely primarily upon the receipt of interest and principal payments on a surplus note and dividend payments from its wholly-owned subsidiary, Timberlake Re, a South Carolina captive insurance company, to make payments of interest and principal on the notes. The ability of Timberlake Re to make interest and principal payments on the surplus note and dividend payments to Timberlake Financial is contingent upon South Carolina regulatory approval, the return on Timberlake Re’s investment assets and the performance of specified term life insurance policies with guaranteed level premiums retroceded by RGA’s subsidiary, RGA Reinsurance, to Timberlake Re.
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
Note 17 SEGMENT INFORMATION
The Company has five geographic-based operational segments, each of which is a distinct reportable segment: U.S., Canada, Europe & South Africa, Asia Pacific and Corporate and Other. The U.S. operations provide traditional life, long-term care, group life and health reinsurance, annuity and financial reinsurance products. The Canada operations provide insurers with reinsurance of traditional life products as well as creditor reinsurance, group life and health reinsurance, non-guaranteed critical illness products and longevity reinsurance. Europe & South Africa operations include traditional life reinsurance and critical illness business from Europe & South Africa, in addition to other markets the Company is developing. Asia Pacific operations provide primarily traditional and group life reinsurance, critical illness and, to a lesser extent, financial reinsurance. Corporate and Other includes results from, among others, RGA Technology Partners, Inc., a wholly-owned subsidiary that develops and markets technology solutions for the insurance industry and the investment income and expense associated with the Company’s collateral finance facility. Effective January 1, 2009, due to immateriality, the discontinued accident and health operations were included in the results of the Corporate and Other segment. The consolidated statement of income for 2008 reflects this line of business as a discontinued operation. The Company measures segment performance based on income or loss before income taxes.
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

For the years ended December 31,	2010	2009	2008
Revenues:
U.S.	$4,961,839	$4,255,534	$3,148,124
Canada	976,172	777,235	691,948
Europe & South Africa	957,713	826,880	732,475
Asia Pacific	1,242,189	1,085,088	1,057,873
Corporate and Other	123,817	122,085	50,783

Total from continuing operations	$8,261,730	$7,066,822	$5,681,203

For the years ended December 31,	2010	2009	2008
Income (loss) from continuing operations before income taxes:
U.S.	$539,390	$308,718	$66,088
Canada	122,378	106,335	102,266
Europe & South Africa	85,834	52,341	65,686
Asia Pacific	88,760	83,546	85,509
Corporate and Other	27,455	41,405	(39,157)

Total from continuing operations	$863,817	$592,345	$280,392

For the years ended December 31,	2010	2009	2008
Interest expense:
Corporate and Other	$90,996	$69,940	$76,161

Total from continuing operations	$90,996	$69,940	$76,161

For the years ended December 31,	2010	2009	2008
Depreciation and amortization:
U.S.	$761,725	$733,345	$162,944
Canada	167,030	145,330	109,826
Europe & South Africa	67,403	58,297	97,791
Asia Pacific	145,666	114,300	122,031
Corporate and Other	8,405	7,446	7,423

Total from continuing operations	$1,150,229	$1,058,718	$500,015

The table above includes amortization of deferred acquisition costs, including the effect from investment related gains and losses.

For the years ended December 31,	2010	2009	2008
Assets:
U.S.	$17,470,744	$15,569,263	$15,061,753
Canada	3,441,915	3,026,515	2,710,187
Europe & South Africa	1,584,007	1,400,580	1,134,990
Asia Pacific	2,440,316	2,060,425	1,413,611
Corporate and Other	4,144,926	3,192,718	1,338,277

Total assets	$29,081,908	$25,249,501	$21,658,818

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
In 2010, the U.S. operation’s five largest clients generated approximately $1,423.6 million or 35.6% of U.S. operations gross premiums. In 2010, the Canada operation’s five largest clients generated approximately $624.9 million or 58.0% of Canada operations gross premiums. In 2010, the Europe & South Africa operation’s five largest clients generated approximately $450.9 million or 47.4% of Europe & South Africa operations gross premiums. In 2010, the Asia Pacific operation’s five largest clients generated approximately $489.2 million or 41.8% of Asia Pacific operations gross premiums. In 2010, on a consolidated basis, the Company’s five largest clients generated approximately $1,921.5 million or 26.7% of the Company’s gross premiums. No individual client generated 10% or more of the Company’s total gross premiums on a consolidated basis. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.
Note 18 EQUITY BASED COMPENSATION
The Company adopted the RGA Flexible Stock Plan (the “Plan”) in February 1993, as amended, and the Flexible Stock Plan for Directors (the “Directors Plan”) in January 1997, as amended, (collectively, the “Stock Plans”). The Stock Plans provide for the award of benefits (collectively “Benefits”) of various types, including stock options, stock appreciation rights (“SARs”), restricted stock, performance shares, cash awards, and other stock-based awards, to key employees, officers, directors and others performing significant services for the benefit of the Company or its subsidiaries. As of December 31, 2010, shares authorized for the granting of Benefits under the Plan and the Directors Plan totaled 9,260,077 and 212,500 respectively. The Company uses treasury shares or shares made available from authorized but unissued shares to support the future exercise of options or settlement of awards granted under its stock plans.
Equity-based compensation expense of $18.1 million, $10.7 million, and $10.7 million related to grants or awards under the Stock Plans was recognized in 2010, 2009 and 2008, respectively. Equity-based compensation expense is principally related to the issuance of stock options, performance contingent restricted units, and restricted stock.
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

	Stock Options
		Weighted-Average	Aggregate Intrinsic	Performance Contingent
	Options	Exercise Price	Value (in millions)	Units
Outstanding January 1, 2008	2,595,253	$37.98		354,149
Granted	434,622	$56.03		160,968
Exercised / Lapsed	(189,229)	$33.60		(113,667)
Forfeited	(53,462)	$51.01		(18,331)

Outstanding December 31, 2008	2,787,184	$40.84		383,119
Granted	743,145	$32.20		309,063
Exercised / Lapsed	(226,264)	$26.77		(123,782)
Forfeited	(103,426)	$36.71		(12,184)

Outstanding December 31, 2009	3,200,639	$39.96		556,216
Granted	535,867	$47.10		253,342
Exercised / Lapsed	(314,815)	$30.80		(93,597)
Forfeited	(39,375)	$43.20		(14,419)

Outstanding December 31, 2010	3,382,316	$41.91	$39.9	701,542

Options exercisable	2,037,409	$41.13	$25.6

The intrinsic value of options exercised was $7.2 million, $4.7 million, and $1.7 million for 2010, 2009 and 2008, respectively.

	Options Outstanding			Options Exercisable
		Weighted-Average
	Outstanding as of	Remaining	Weighted-Average	Exercisable as of	Weighted-Average
Range of Exercise Prices	12/31/2010	Contractual Life	Exercise Price	12/31/2010	Exercise Price
$25.00 - $34.99	1,162,905	5.7	$30.37	620,015	$28.76
$35.00 - $44.99	477,645	2.0	$35.80	477,645	$35.80
$45.00 - $54.99	1,059,177	6.8	$47.28	528,910	$47.47
$55.00 +	682,589	6.6	$57.50	410,839	$57.86

Totals	3,382,316	5.7	$41.91	2,037,409	$41.13

The Black-Scholes model was used to determine the fair value of stock options granted and recognized in the financial statements. The Company used daily historical volatility when calculating stock option values. The risk-free rate is based on observed interest rates for instruments with maturities similar to the expected term of the stock options. Dividend yield is determined based on historical dividend distributions compared to the price of the underlying common stock as of the valuation date and held constant over the life of the stock options. The Company estimated expected life using the historical average years to exercise or cancellation. The per share weighted-average fair value of stock options granted during 2010, 2009 and 2008 was $15.90, $8.99 and $14.02 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2010-expected dividend yield of 1.02%, risk-free interest rate of 2.82%, expected life of 6.0 years, and an expected rate of volatility of the stock of 33.9% over the expected life of the options; 2009- expected dividend yield of 1.12%, risk-free interest rate of 2.03%, expected life of 6.0 years, and an expected rate of volatility of the stock of 29.1% over the expected life of the options; and 2008-expected dividend yield of 0.6%, risk-free interest rate of 4.67%, expected life of 6.0 years, and an expected rate of volatility of the stock of 23.4% over the expected life of the options.
In general, restrictions lapse on restricted stock awards at the end of a three- or ten-year vesting period. Restricted stock awarded under the plan generally has no strike price and is included in the Company’s shares outstanding. As of December 31, 2010, no shares of restricted stock were outstanding.
During 2010, 2009 and 2008 the Company also issued 253,342, 309,063 and 160,968 performance contingent units (“PCUs”) to key employees at a weighted average fair value per unit of $47.10, $32.20 and $56.03, respectively. As of December 31, 2010, 250,565, 301,010 and 149,967 PCUs were outstanding from the 2010, 2009 and 2008 grants, respectively. Each PCU represents the right to receive up to two shares of Company common stock, depending on the results of certain performance measures over a three-year period. The compensation expense related to the PCUs is recognized ratably over the requisite performance period. In February 2011, 2010 and 2009, the board approved a 0.96, 0.68 and 1.33 share payout for each PCU granted in 2008, 2007 and 2006, resulting in the issuance of 141,405, 63,409 and 164,630 shares of common stock from treasury, respectively.
As of December 31, 2010, the total compensation cost of non-vested awards not yet recognized in the financial statements was $19.0 million. It is estimated that these costs will vest over a weighted average period of 2.3 years.
In February 2011, the board approved an incentive compensation package including 503,257 SARs at $59.74 per share and 222,591 PCUs under the Plan. The SARs granted vest over a four year period and will be settled in shares of common stock. In addition, non-employee directors received 8,625 shares of common stock under the Directors Plan.

Note 19 EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share from continuing operations (in thousands, except per share information):

	2010	2009	2008
Earnings:
Income from continuing operations (numerator for basic and diluted calculations)	$574,402	$407,086	$187,815
Shares:
Weighted average outstanding shares (denominator for basic calculations)	73,157	72,790	63,918
Equivalent shares from outstanding stock options and warrants	1,537	537	1,353

Diluted shares (denominator for diluted calculations)	74,694	73,327	65,271
Earnings per share from continuing operations:
Basic	$7.85	$5.59	$2.94
Diluted	$7.69	$5.55	$2.88
The calculation of equivalent shares from outstanding stock options does not include the effect of options having a strike price that exceeds the average stock price for the earnings period, as the result would be antidilutive. The calculation of common equivalent shares also excludes the impact of outstanding performance contingent shares, as the conditions necessary for their issuance have not been satisfied as of the end of the reporting period. Approximately 0.7 million, 1.2 million and 1.6 million outstanding stock options were not included in the calculation of common equivalent shares during 2010, 2009 and 2008, respectively. Approximately 0.7 million, 0.6 million and 0.4 million performance contingent shares were excluded from the calculation of common equivalent shares during 2010, 2009 and 2008, respectively.
Note 20 COMPREHENSIVE INCOME
The following table presents the components of the Company’s other comprehensive income (loss) for the years ended December 31, 2010, 2009 and 2008 (dollars in thousands):

For the year ended December 31, 2010:	Before-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Foreign currency translation adjustments:
Change arising during year	$83,384	$3,110	$86,494
Foreign currency swap	(41,302)	14,456	(26,846)

Net foreign currency translation adjustments	42,082	17,566	59,648

Unrealized gains on securities:
Unrealized net holding gains arising during the year	849,226	(279,620)	569,606
Less: Reclassification adjustment for net gains realized in net income	41,069	(14,374)	26,695

Net unrealized gains	808,157	(265,246)	542,911

Change in unrealized other-than-temporary impairments on fixed maturity securities	6,279	(2,198)	4,081

Unrealized pension and postretirement benefits:
Net prior service cost arising during the year	(321)	108	(213)
Net gain arising during the period	2,798	(1,019)	1,779

Unrealized pension and postretirement benefits, net	2,477	(911)	1,566

Other comprehensive income	$858,995	$(250,789)	$608,206

For the year ended December 31, 2009:	Before-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Foreign currency translation adjustments:
Change arising during year	$205,472	$(9,122)	$196,350
Foreign currency swap	(8,102)	2,836	(5,266)

Net foreign currency translation adjustments	197,370	(6,286)	191,084

Unrealized gains (losses) on securities:
Unrealized net holding gains arising during the year	949,091	(331,182)	617,909
Less: Reclassification adjustment for net losses realized in net income	(84,348)	29,522	(54,826)

Net unrealized gains	1,033,439	(360,704)	672,735

Change in unrealized other-than-temporary impairments on fixed maturity securities	(16,045)	5,616	(10,429)

Unrealized pension and postretirement benefits:
Net prior service cost arising during the year	(422)	141	(281)
Net loss arising during the period	(1,800)	613	(1,187)

Unrealized pension and postretirement benefits, net	(2,222)	754	(1,468)

Other comprehensive income	$1,212,542	$(360,620)	$851,922

For the year ended December 31, 2008:	Before-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Foreign currency translation adjustments:
Change arising during year	$(250,052)	$12,941	$(237,111)
Foreign currency swap	53,720	(18,802)	34,918

Net foreign currency translation adjustments	(196,332)	(5,861)	(202,193)

Unrealized losses on securities:
Unrealized net holding losses arising during the year	(1,458,293)	511,768	(946,525)
Less: Reclassification adjustment for net losses realized in net income	(122,997)	43,049	(79,948)

Net unrealized losses	(1,335,296)	468,719	(866,577)

Unrealized pension and postretirement benefits:
Net prior service credit arising during the year	799	(284)	515
Net loss arising during the period	(10,523)	3,701	(6,822)

Unrealized pension and postretirement benefits, net	(9,724)	3,417	(6,307)

Other comprehensive income (loss)	$(1,541,352)	$466,275	$(1,075,077)

A summary of the components of net unrealized appreciation (depreciation) of balances carried at fair value is as follows (dollars in thousands):

For the years ended December 31,	2010	2009	2008
Change in net unrealized appreciation (depreciation) on:
Fixed maturity securities available-for-sale	$813,174	$1,004,303	$(1,332,268)
Other investments	16,933	58,930	(50,229)
Effect on unrealized appreciation on:
Deferred policy acquisition costs	(15,671)	(45,839)	47,201

Net unrealized appreciation (depreciation)	$814,436	$1,017,394	$(1,335,296)

The balance of and changes in each component of AOCI were as follows (dollars in thousands):

	Accumulated	Unrealized		Accumulated
	Currency	Appreciation	Pension and	Other
	Translation	(Depreciation)	Postretirement	Comprehensive
	Adjustments	of Securities	Benefits	Income (Loss)
For the year ended December 31, 2010
Balance, beginning of year	$210,878	$104,457	$(16,126)	$299,209
Change in foreign currency translation adjustments	59,648	—	—	59,648
Unrealized gain/loss on securities	—	542,911	—	542,911
Change in other-than-temporary impairment losses on fixed maturity securities	—	4,081	—	4,081
Changes in pension and other postretirement plan adjustments	—	—	1,566	1,566

Balance, end of year	$270,526	$651,449	$(14,560)	$907,415

For the year ended December 31, 2009
Balance, beginning of year	$19,794	$(553,407)	$(14,658)	$(548,271)
Change in foreign currency translation adjustments	191,084	—	—	191,084
Unrealized gain on securities	—	672,735	—	672,735
Change in other-than-temporary impairment losses on fixed maturity securities	—	(10,429)	—	(10,429)
Cumulative effect of accounting change	—	(4,442)	—	(4,442)
Changes in pension and other postretirement plan adjustments	—	—	(1,468)	(1,468)

Balance, end of year	$210,878	$104,457	$(16,126)	$299,209

For the year ended December 31, 2008
Balance, beginning of year	$221,987	$313,170	$(8,351)	$526,806
Change in foreign currency translation adjustments	(202,193)	—	—	(202,193)
Unrealized loss on securities	—	(866,577)	—	(866,577)
Changes in pension and other postretirement plan adjustments	—	—	(6,307)	(6,307)

Balance, end of year	$19,794	$(553,407)	$(14,658)	$(548,271)

Note 21 DISCONTINUED OPERATIONS
Effective January 1, 2009, due to immateriality, the discontinued accident and health operations were included in the results of the Corporate and Other segment. The consolidated statement of income for 2008 reflects this line of business as a discontinued operation. The calculation of the claim reserve liability for the entire portfolio of accident and health business requires management to make estimates and assumptions that affect the reported claim reserve levels. Revenues associated with discontinued operations, which were not reported on a gross basis in the Company’s consolidated statement of income in 2008, totaled $2.1 million. As of December 31, 2010, there are no arbitrations or claims disputes associated with the Company’s discontinued accident and health operations, and the remaining runoff activity of this business is not expected to be significant.
Note 22 BUSINESS ACQUISITION
Effective January 1, 2010, the Company completed its acquisition of Reliastar Life Insurance Company’s U.S. and Canadian group life, accident and health reinsurance business. Reliastar Life Insurance Company is a subsidiary of ING Groep N.V. The acquisition was structured as an indemnity coinsurance agreement and resulted in an intangible asset of $129 million on January 1, 2010, which is reported in other assets in the consolidated balance sheets. The acquisition is expected to enhance the Company’s expertise and product offerings, particularly in the North American market.
Note 23 SUBSEQUENT EVENTS
On February 16, 2011, the Company issued a notice of redemption of its warrants to holders of its Trust Preferred Income Equity Redeemable Securities (“PIERS Units”) and any separately held warrants. In connection with the notice of redemption, the Company also issued a notice of remarketing to the holders of the PIERS Units and any separately held preferred securities.

The warrants will be redeemed at their stated redemption amount of $14.56 per warrant in cash on March 4, 2011, unless the holder of a warrant gives written notice of exercise of the warrant. If a holder of a PIERS Unit elects to exercise the warrant, the exercise price of $35.44 per warrant is then due. That exercise price can be paid directly by the warrant holder, or through the proceeds raised by a remarketing of the preferred securities. As of February 16, 2011, there were approximately 4.5 million warrants outstanding. Assuming exercise of all outstanding warrants by holders in lieu of redemption, RGA would receive gross proceeds of approximately $159.5 million and issue approximately 5.6 million shares of common stock.
Redemption of the warrants by the Company triggers the remarketing of the preferred securities. The remarketing of the preferred securities will occur on March 1, 2011. The proceeds from the remarketing will be paid to the selling holders, provided that the proceeds for holders who have elected to exercise their warrants shall be applied to satisfy the exercise price of the warrants. The remarketed preferred securities will mature on June 5, 2011.
On February 16, 2011, the Company also announced that it had entered into a Stock Purchase Agreement with Metlife to repurchase 3,000,000 shares of the Company’s outstanding common stock at a price of $61.14 per share, reflecting the closing price of the Company’s common stock on February 14, 2011. The transaction was completed on February 15, 2011. The purchased shares will be held as treasury stock. Further, the Company announced that it expects to repurchase up to 2.6 million additional shares of common stock, which may include an accelerated share repurchase program, subsequent to the redemption of the PIERS units. The Company’s share repurchase transactions are intended to offset share dilution associated with the redemption of the PIERS units.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Reinsurance Group of America, Incorporated
Chesterfield, Missouri
We have audited the accompanying consolidated balance sheets of Reinsurance Group of America, Incorporated and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in the Index at Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Reinsurance Group of America, Incorporated and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 2, the Company changed its method of accounting for other-than-temporary impairments, as required by accounting guidance adopted on April 1, 2009.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

St. Louis, Missouri
February 28, 2011

Quarterly Data (Unaudited)
Years Ended December 31,
(in thousands, except per share data)

2010	First	Second	Third	Fourth
Revenues from continuing operations	$2,100,185	$1,931,877	$1,955,539	$2,274,129
Revenues from discontinued operations	—	—	—	—

Income from continuing operations before income taxes	$193,315	$198,072	$197,173	$275,257

Income from continuing operations	$122,439	$127,019	$128,232	$196,712
Loss from discontinued accident and health operations, net of income taxes	—	—	—	—

Net Income	$122,439	$127,019	$128,232	$196,712

Total outstanding common shares — end of period	73,103	73,154	73,172	73,363

Basic Earnings Per Share
Continuing operations	$1.68	$1.74	$1.75	$2.68
Discontinued operations	—	—	—	—

Net Income	$1.68	$1.74	$1.75	$2.68

Diluted Earnings Per Share
Continuing operations	$1.64	$1.70	$1.72	$2.62
Discontinued operations	—	—	—	—

Net Income	$1.64	$1.70	$1.72	$2.62

Dividends declared per share	$0.12	$0.12	$0.12	$0.12

Market price of common stock
Quarter end	$52.52	$45.71	$48.29	$53.71
Common stock price, high	52.64	56.49	51.09	54.89
Common stock price, low	44.89	44.21	42.72	47.30

2009	First	Second	Third	Fourth
Revenues from continuing operations	$1,530,840	$1,813,166	$1,778,981	$1,943,835
Revenues from discontinued operations	—	—	—	—

Income from continuing operations before income taxes	$34,206	$215,423	$182,551	$160,165

Income from continuing operations	$23,290	$153,179	$118,208	$112,409
Loss from discontinued accident and health operations, net of income taxes	—	—	—	—

Net Income	$23,290	$153,179	$118,208	$112,409

Total outstanding common shares — end of period	72,763	72,775	72,790	72,990

Basic Earnings Per Share
Continuing operations	$0.32	$2.11	$1.62	$1.54
Discontinued operations	—	—	—	—

Net Income	$0.32	$2.11	$1.62	$1.54

Diluted Earnings Per Share
Continuing operations	$0.32	$2.10	$1.61	$1.52
Discontinued operations	—	—	—	—

Net Income	$0.32	$2.10	$1.61	$1.52

Dividends declared per share	$0.09	$0.09	$0.09	$0.09

Market price of common stock
Quarter end	$32.39	$34.91	$44.60	$47.65
Common stock price, high	43.07	38.51	45.79	49.85
Common stock price, low	21.27	27.93	31.86	42.52
Reinsurance Group of America, Incorporated common stock is traded on the New York Stock Exchange (NYSE) under the symbol “RGA”. There were 86,807 stockholders of record of RGA’s common stock on January 31, 2011.
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
     There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
     Financial management has documented and evaluated the effectiveness of the internal control of the Company as of December 31, 2010 pertaining to financial reporting in accordance with the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     In the opinion of management, the Company maintained effective internal control over financial reporting as of December 31, 2010.
     Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Reinsurance Group of America, Incorporated
Chesterfield, Missouri
We have audited the internal control over financial reporting of Reinsurance Group of America, Incorporated and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2010 of the Company and our report dated February 28, 2011 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.
/s/ DELOITTE & TOUCHE LLP
St. Louis, Missouri
February 28, 2011

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
Executive Officers
     The following is certain additional information concerning each individual who is an executive officer of the Company or its primary operating subsidiary, RGA Reinsurance Company, and who is not also a director.
     William L. Hutton, 50, is Executive Vice President, General Counsel and Secretary of the Company. Mr. Hutton joined General American as Counsel in 1998, and served as Associate General Counsel of the Company from 2008-2011. Mr. Hutton also serves as an officer of several RGA subsidiaries.
     Todd C. Larson, 47, is Executive Vice President, Corporate Finance and Treasurer. Mr. Larson previously was Assistant Controller at Northwestern Mutual Life Insurance Company from 1994 through 1995 and prior to that position was an accountant for KPMG LLP from 1985 through 1993. Mr. Larson also serves as a director and officer of several RGA subsidiaries.
     Jack B. Lay, 56, is Senior Executive Vice President and Chief Financial Officer. Prior to joining the Company in 1994, Mr. Lay served as Second Vice President and Associate Controller at General American. In that position, he was responsible for all external financial reporting as well as merger and acquisition support. Before joining General American in 1991, Mr. Lay was a partner in the financial services practice with the St. Louis office of KPMG LLP. Mr. Lay also serves as a director and officer of several RGA subsidiaries.
     Alain Néemeh, 43, is Executive Vice President, Global Pricing Integrity and Canada. He served as Executive Vice President of Operations and Chief Financial Officer from 2001 until he attained his current position in 2006. He joined the finance area at RGA Canada in 1997 from KPMG LLP, where he provided audit and other services to a variety of clients in the financial services, manufacturing and retail sectors.
     Paul Nitsou, 49, is Executive Vice President, Global Major Accounts. He served as Executive Vice President prior to attaining his current position in June 2004. He joined RGA in 1996 and began his life insurance career in 1985 at Manulife Financial where he held numerous actuarial-related positions.
     Paul A. Schuster, 56, is Senior Executive Vice President, Global Financial, Group and Health. He served as Senior Vice President, U.S. Division from January 1997 to December 1998. Mr. Schuster was Reinsurance Actuarial Vice President in 1995 and Senior Vice President & Chief Actuary of the Company in 1996. Prior to the formation of RGA, Mr. Schuster served as Second Vice President and Reinsurance Actuary of General American. Prior to joining General American in 1991, he served as Vice President and Assistant Director of Reinsurance Operations of the ITT Lyndon Insurance Group from 1988 to 1991 and in a variety of actuarial positions with General Reassurance Corporation from 1976 to 1988. Mr. Schuster also serves as a director and officer of several RGA subsidiaries.
     Graham S. Watson, 61, is Senior Executive Vice President and Head of Global Mortality Products. Upon joining RGA in 1996, Mr. Watson was President and CEO of RGA Australia. Prior to joining RGA in 1996, Mr. Watson was the President and CEO of Intercedent Limited in Canada and has held various positions of increasing responsibility for other life insurance companies. Mr. Watson also serves as a director and officer of several RGA subsidiaries.
     A. Greig Woodring, 59, is President and Chief Executive Officer of the Company. Mr. Woodring also headed the reinsurance business of General American Life Insurance Company from 1986 until the Company’s formation in December 1992. He also serves as a director and officer of a number of subsidiaries of the Company.

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
Item 11. EXECUTIVE COMPENSATION
     Information on this subject is found in the Proxy Statement under the captions “Compensation Discussion and Analysis”, “Executive Compensation,” “Compensation Committee Report” and “Director Compensation” and is incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A within 120 days of the end of the Company’s fiscal year.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
     Information of this subject is found in the Proxy Statement under the captions “Securities Ownership of Directors, Management and Certain Beneficial Owners”, “Nominees and Continuing Directors”, “Compensation Committee Interlocks & Insider Participation”, and “Equity Compensation Plan Information” and is incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulations 14A within 120 days of the end of the Company’s fiscal year.
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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Information on this subject is found in the Proxy Statement under the caption “Ratification of Appointment of the Independent Auditor” and incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A within 120 days of the end of the Company’s fiscal year.
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
     3. Exhibits
     See the Index to Exhibits on page 154.

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE I-SUMMARY OF INVESTMENTS-OTHER THAN
INVESTMENTS IN RELATED PARTIES
December 31, 2010
(in millions)

			Amount at Which
			Shown in the Balance
Type of Investment	Cost	Fair Value (3)	Sheets(1)(3)
Fixed maturity securities:
Bonds:
United States government and government agencies and authorities	$199.1	$206.2	$206.2
State and political subdivisions	170.5	164.5	164.5
Foreign governments (2)	2,910.6	3,576.3	3,576.3
Public utilities (2)	908.7	967.0	967.0
Mortgage-backed and asset-backed securities	3,237.9	3,202.1	3,202.1
All other corporate bonds (2)	5,918.2	6,188.5	6,188.5

Total fixed maturity securities	13,345.0	14,304.6	14,304.6

Equity securities	34.8	40.7	40.7
Non-redeemable preferred stock	100.7	99.5	99.5
Mortgage loans on real estate	885.8	XXXX	885.8
Policy loans	1,228.4	XXXX	1,228.4
Funds withheld at interest	5,422.0	XXXX	5,422.0
Short-term investments	118.4	XXXX	118.4
Other invested assets	567.2	XXXX	567.2

Total investments	$21,702.3	XXXX	$22,666.6

(1)	Fixed maturity securities are classified as available-for-sale and carried at fair value.

(2)	The following exchange rates have been used to convert foreign securities to U.S. dollars:

Canadian dollar	$1.002004/C$1.00
Australian dollar	$1.023300/A$1.00
UK pound sterling	$1.561200/£1.00
Euro	$1.338400/€1.00
South African rand	$0.150850/1.0 rand
Japanese yen	$0.012327/1.0 yen

(3)	Fair value represents the closing sales prices of marketable securities. Estimated fair values for private placement securities, included in all other corporate bonds, are based on the credit quality and duration of marketable securities deemed comparable by the Company, which may be of another issuer.

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
December 31,
(dollars in thousands)

	2010	2009	2008
CONDENSED BALANCE SHEETS
Assets:
Fixed maturity securities available-for-sale, at fair value	$482,188	$411,102
Short-term and other investments	64,135	26,334
Cash and cash equivalents	31,698	24,913
Investment in subsidiaries	5,882,567	4,532,578
Other assets	450,282	569,848

Total assets	$6,910,870	$5,564,775

Liabilities and stockholders’ equity:
Short-term and long-term debt[1]	$1,461,256	$1,460,897
Other liabilities	409,047	235,951
Stockholders’ equity	5,040,567	3,867,927

Total liabilities and stockholders’ equity	$6,910,870	$5,564,775

CONDENSED STATEMENTS OF INCOME
Interest / dividend income[2]	$128,448	$44,588	$136,995
Investment related gains (losses), net	2,944	(3,417)	(2,940)
Operating expenses	(19,442)	(17,965)	(9,541)
Interest expense	(96,556)	(73,673)	(76,007)

Income before income tax and undistributed earnings of subsidiaries	15,394	(50,467)	48,507
Income tax expense (benefit)	7,880	(24,228)	(14,591)

Net income (loss) before undistributed earnings of subsidiaries	7,514	(26,239)	63,098
Equity in undistributed earnings of subsidiaries	566,888	433,325	113,698

Net income	$574,402	$407,086	$176,796

CONDENSED STATEMENTS OF CASH FLOWS
Operating activities:
Net income	$574,402	$407,086	$176,796
Equity in earnings of subsidiaries	(566,888)	(433,325)	(113,698)
Foreign currency gain on repayment of debt	—	(4,826)	—
Other, net	12,205	31,975	78,001

Net cash provided by operating activities	$19,719	$910	$141,099

Investing activities:
Sales of fixed maturity securities available-for-sale	$169,910	$217,141	$119,681
Purchases of fixed maturity securities available-for-sale	(214,025)	(454,504)	(85,307)
Purchases of subsidiary debt securities	(100,000)	(226,550)	(50,000)
Maturities of subsidiary debt securities	226,550	—	—
Change in short-term and other investments	7,688	(7,526)	(4,579)
Capital contributions to subsidiaries	(73,950)	(91,000)	(175,719)

Net cash provided by (used in) investing activities	16,173	(562,439)	(195,924)

Financing activities:
Dividends to stockholders	(35,170)	(26,212)	(23,329)
Purchases of treasury stock	(718)	(1,607)	(3,104)
Excess tax benefits from share-based payment arrangement	(2,255)	2,605	3,815
Reissuance of treasury stock	2,277	6,301	6,601
Net change in securities sold under agreements to repurchase and cash collateral for derivative positions	6,759	(14,189)	(22,664)
Principal payments on debt	—	(22,539)	—
Proceeds from long-term debt issuance	—	396,344	—
Proceeds from offering of common stock, net and warrant conversion	—	2	331,878

Net cash (used in) provided by financing activities	(29,107)	340,705	293,197

Net change in cash and cash equivalents	6,785	(220,824)	238,372
Cash and cash equivalents at beginning of year	24,913	245,737	7,365

Cash and cash equivalents at end of year	$31,698	$24,913	$245,737

(1)	Includes $398,650 of subordinated debt, $897,687 of senior debt and $164,919 of intercompany subordinated debt at December 31, 2010.

(2)	Includes $80,000 and $100,000 of cash dividends received from consolidated subsidiaries in 2010 and 2008, respectively. No cash dividends from consolidated subsidiaries are included in 2009.

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION
(dollars in thousands)

	As of December 31,
			Future Policy Benefits and
	Deferred Policy		Interest-Sensitive Contract		Other Policy Claims and
	Acquisition Costs		Liabilities		Benefits Payable
	Assumed	Ceded	Assumed	Ceded	Assumed	Ceded
2010
U.S. operations	$2,500,391	$(34,550)	$12,457,977	$(206,375)	$1,075,515	$(104,039)
Canada operations	346,498	(776)	2,703,322	(217,174)	181,326	(42,924)
Europe & South Africa operations	448,304	(13,348)	604,696	(31,366)	482,033	(22,120)
Asia Pacific operations	493,417	(13,684)	1,270,075	(64,455)	842,893	(34,726)
Corporate and Other	191	—	13,200	—	16,174	(508)

Total	$3,788,801	$(62,358)	$17,049,270	$(519,370)	$2,597,941	$(204,317)

2009
U.S. operations	$2,550,751	$(32,606)	$11,275,706	$(163,713)	$878,347	$(48,315)
Canada operations	317,822	(696)	2,363,564	(237,007)	174,693	(28,030)
Europe & South Africa operations	473,228	(15,040)	544,060	(26,928)	439,070	(36,603)
Asia Pacific operations	417,128	(12,568)	1,020,361	(51,469)	714,088	(31,460)
Corporate and Other	953	—	210,791	—	22,885	(509)

Total	$3,759,882	$(60,910)	$15,414,482	$(479,117)	$2,229,083	$(144,917)

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION (continued)
(dollars in thousands)

	Year ended December 31,
			Policyholder
		Net Investment	Benefits and	Amortization of	Other Operating
	Premium Income	Income	Interest Credited	DAC	Expenses
2010
U.S. operations	$3,797,081	$861,284	$(3,539,577)	$(640,539)	$(242,333)
Canada operations	797,206	165,138	(656,358)	(147,591)	(49,845)
Europe & South Africa operations	918,513	34,517	(734,392)	(42,436)	(95,051)
Asia Pacific operations	1,139,065	70,552	(926,383)	(120,161)	(106,885)
Corporate and Other	7,815	107,169	(427)	(830)	(95,105)

Total	$6,659,680	$1,238,660	$(5,857,137)	$(951,557)	$(589,219)

2009
U.S. operations	$3,320,723	$814,897	$(3,168,321)	$(606,005)	$(172,490)
Canada operations	614,831	137,750	(501,136)	(128,791)	(40,973)
Europe & South Africa operations	781,952	32,240	(656,485)	(35,631)	(82,423)
Asia Pacific operations	998,927	61,335	(817,052)	(93,823)	(90,667)
Corporate and Other	8,728	76,240	(170)	(858)	(79,652)

Total	$5,725,161	$1,122,462	$(5,143,164)	$(865,108)	$(466,205)

2008
U.S. operations	$3,099,632	$571,611	$(2,906,018)	$(48,897)	$(127,121)
Canada operations	534,271	140,434	(456,437)	(93,162)	(40,083)
Europe & South Africa operations	707,768	32,993	(532,292)	(64,691)	(69,806)
Asia Pacific operations	1,000,814	47,400	(799,376)	(99,637)	(73,351)
Corporate and Other	6,816	78,838	(988)	(826)	(88,126)

Total	$5,349,301	$871,276	$(4,695,111)	$(307,213)	$(398,487)

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE IV—REINSURANCE
(in millions)

	As of or for the Year ended December 31,
					Percentage of
		Ceded to Other	Assumed from Other		Amount Assumed
	Gross Amount	Companies	Companies	Net Amounts	to Net
2010
Life insurance in force	$74	$42,582	$2,540,317	$2,497,809	101.70%
Premiums
U.S. operations	$2.7	$196.6	$3,991.0	$3,797.1	105.11%
Canada operations	—	280.6	1,077.8	797.2	135.20
Europe & South Africa operations	—	32.4	950.9	918.5	103.53
Asia Pacific operations	—	31.6	1,170.7	1,139.1	102.77
Corporate and Other	—	—	7.8	7.8	100.00

Total	$2.7	$541.2	$7,198.2	$6,659.7	108.09%

2009
Life insurance in force	$72	$46,897	$2,325,041	$2,278,216	102.06%
Premiums
U.S. operations	$2.3	$193.2	$3,511.6	$3,320.7	105.75%
Canada operations	—	268.0	882.9	614.9	143.58
Europe & South Africa operations	—	28.9	810.9	782.0	103.70
Asia Pacific operations	—	28.9	1,027.8	998.9	102.89
Corporate and Other	—	—	8.7	8.7	100.00

Total	$2.3	$519.0	$6,241.9	$5,725.2	109.03%

2008
Life insurance in force	$70	$46,267	$2,108,130	$2,061,933	102.24%
Premiums
U.S. operations	$2.2	$205.6	$3,303.0	$3,099.6	106.56%
Canada operations	—	216.9	751.2	534.3	140.60
Europe & South Africa operations	—	40.1	747.9	707.8	105.67
Asia Pacific operations	—	27.1	1,027.9	1,000.8	102.71
Corporate and Other	0.2	—	6.6	6.8	97.06

Total	$2.4	$489.7	$5,836.6	$5,349.3	109.11%

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE V—VALUATION AND QUALIFYING ACCOUNTS
(in millions)

	Balance at
	Beginning of	Charges to Costs	Charged to Other		Balance at End of
Description	Period	and Expenses	Accounts	Deductions	Period
2010
Allowance on income taxes	$3.4	$—	$3.1	$2.7	$3.8
Valuation allowance for mortgage loans	5.8	7.4	—	7.0	6.2

2009
Allowance on income taxes	$7.9	$—	$—	$4.5	$3.4
Valuation allowance for mortgage loans	0.5	8.4	—	3.1	5.8

2008
Allowance on income taxes	$7.7	$0.2	$—	$—	$7.9
Valuation allowance for mortgage loans	—	0.5	—	—	0.5

SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Reinsurance Group of America, Incorporated.
By:	/s/ A. Greig Woodring
A. Greig Woodring
President and Chief Executive Officer Date: February 28, 2011

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2011.

Signatures		Title

/s/ J. Cliff Eason J. Cliff Eason	February 28, 2011*	Chairman of the Board and Director

/s/ A. Greig Woodring A. Greig Woodring	February 28, 2011	President, Chief Executive Officer, and Director (Principal Executive Officer)

/s/ William J. Bartlett William J. Bartlett	February 28, 2011*	Director

/s/ Arnoud W.A. Boot Arnoud W.A. Boot	February 28, 2011*	Director

/s/ John F. Danahy John F. Danahy	February 28, 2011*	Director

/s/ Stuart I. Greenbaum Stuart I. Greenbaum	February 28, 2011*	Director

/s/ Alan C. Henderson Alan C. Henderson	February 28, 2011*	Director

/s/ Janis Rachel Lomax Janis Rachel Lomax	February 28, 2011*	Director

/s/ Frederick J. Sievert Frederick J. Sievert	February 28, 2011*	Director

/s/ Jack B. Lay Jack B. Lay	February 28, 2011	Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

* By: /s/ Jack B. Lay Jack B. Lay	February 28, 2011 Attorney-in-fact

Index to Exhibits

Exhibit
Number	Description
2.1	Reinsurance Agreement dated as of December 31, 1992 between General American Life Insurance Company (“General American”) and General American Life Reinsurance Company of Canada (“RGA Canada”), incorporated by reference to Exhibit 2.1 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993

2.2	Retrocession Agreement dated as of July 1, 1990 between General American and The National Reinsurance Company of Canada, as amended between RGA Canada and General American on December 31, 1992, incorporated by reference to Exhibit 2.2 Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993

2.3	Reinsurance Agreement dated as of January 1, 1993 between RGA Reinsurance Company (formerly “Saint Louis Reinsurance Company”) and General American, incorporated by reference to Exhibit 2.3 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993

2.4	Recapitalization and Distribution Agreement, dated as of June 1, 2008 (the “R&D Agreement”), by and between Reinsurance Group of America, Incorporated (“RGA”) and MetLife, Inc. (the schedules of which have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be furnished supplementally to the SEC upon request), incorporated by reference to Exhibit 2.1 of Current Report on Form 8-K filed on June 5, 2008

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K filed on November 25, 2008

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 of Current Report on Form 8-K filed on November 25, 2008

4.1	Form of stock certificate for RGA’s common stock, incorporated by reference to Exhibit 4 to RGA’s registration statement on Form 8-A filed on November 17, 2008

4.2	Form of Unit Agreement among the Company and the Trust, as Issuers and The Bank of New York, as Agent, Warrant Agent and Property Trustee (which includes the form of Global Unit Certificate as Exhibit A), incorporated by reference to Exhibit 4.1 to Registration Statement on Form 8-A12B (File No. 1-11848) filed on December 18, 2001

4.3	First Supplement to Unit Agreement, dated as of September 12, 2008, between RGA and The Bank of New York Mellon Trust Company, N.A., as successor agent to The Bank of New York, incorporated by reference to Exhibit 4.3 of Current Report on Form 8-K filed on September 12, 2008

4.4	Form of Warrant Agreement between the Company and the Bank of New York, as Warrant Agent, incorporated by reference to Exhibit 4.3 to Registration Statement on Form 8-A12B (File No. 1-11848), filed on December 18, 2001

4.5	First Amendment to Warrant Agreement, dated as of September 12, 2008, between RGA and The Bank of New York Mellon Trust Company, N.A., as successor warrant agent to The Bank of New York (which includes the form of Warrant Certificate as Exhibit A), incorporated by reference to Exhibit 4.2 of Current Report on Form 8-K filed September 12, 2008

4.6	Trust Agreement of RGA Capital Trust I (which includes the form of Preferred Security Certificate as Exhibit A), incorporated by reference to Exhibit 4.11 to the Registration Statements on Form S-3 (File Nos. 333-55304, 333-55304-01 and 333-55304-02), filed on February 9, 2001, as amended (the “Original S-3”)

Exhibit
Number	Description
4.7	Form of Amended and Restated Trust Agreement of RGA Capital Trust I, incorporated by reference to Exhibit 4.7 to Registration Statement on Form 8-A12B (File No. 1-11848), filed on December 18, 2001

4.8	Form of Preferred Security Certificate for the Trust, included as Exhibit A to Exhibit 4.11 to this Report

4.9	Amended and Restated Remarketing Agreement among the Company, RGA Capital Trust I and Barclays Capital Inc., as Remarketing Agent, incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K/A, filed on February 23, 2011

4.10	Form of Junior Subordinated Indenture, incorporated by reference to Exhibit 4.3 of the Original S-3

4.11	Form of First Supplemental Junior Subordinated Indenture between the Company and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.10 to Registration Statement on Form 8-A12B (File No. 1-11848), filed on December 18, 2001

4.12	Form of Guarantee Agreement between the Company, as Guarantor, and The Bank of New York, as Guarantee Trustee, incorporated by reference to Exhibit 4.11 to Registration Statement on Form 8-A12B (File No. 1-11848), filed on December 18, 2001

4.13	Form of Senior Indenture between RGA and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.1 to the Original S-3

4.14	Form of First Supplemental Indenture between RGA and The Bank of New York, as Trustee, relating to the 6 3/4 Senior Notes Due 2011, incorporated by reference to Exhibit 4.8 to Form 8-K dated December 12, 2001 (File No. 1-11848), filed December 18, 2001

4.15	Form of Second Supplemental Junior Subordinated Indenture between RGA and The Bank of New York, as Trustee, relating to the 6 3/4 Junior Subordinated Debentures Due 2065, incorporated by reference to Exhibit 4.2 to Form 8-K dated December 5, 2005 (File No. 1-11848), filed on December 9, 2005

4.16	Second Supplemental Senior Indenture, dated as of March 9, 2007, by and between RGA and The Bank of New York Trust Company, N.A., as successor trustee to The Bank of New York, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated March 6, 2007 (File No. 1-11848), filed March 12, 2007

4.17	Third Supplemental Senior Indenture, dated as of November 3, 2009, by and between RGA and the Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated November 6, 2009 (File No. 1-11848), filed November 9, 2009

4.18	Second Amended and Restated Section 382 Rights Agreement dated as of November 25, 2008, between RGA and Mellon Investor Services LLC (which includes the form of Second Amended and Restated Certificate of Designation, Preferences and Rights of Series A-1 Junior Participating Preferred Stock as Exhibit A and the form of Right Certificate as Exhibit B), incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed November 25, 2008

10.1	Management Agreement dated as of January 1, 1993 between RGA Canada and General American, incorporated by reference to Exhibit 10.7 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993 *

10.2	Standard Form of General American Automatic Agreement, incorporated by reference to Exhibit 10.11 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993

10.3	Standard Form of General American Facultative Agreement, incorporated by reference to Exhibit 10.12 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993

Exhibit
Number	Description
10.4	Standard Form of General American Automatic and Facultative YRT Agreement, incorporated by reference to Exhibit 10.13 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993

10.5	RGA 2008 Management Incentive Plan, effective May 21, 2008, incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on July 21, 2008*

10.6	RGA Reinsurance Company Management Deferred Compensation Plan (ended January 1, 1995), incorporated by reference to Exhibit 10.18 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993 *

10.7	RGA Reinsurance Company Executive Deferred Compensation Plan (ended January 1, 1995), incorporated by reference to Exhibit 10.19 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993 *

10.8	RGA Reinsurance Company Executive Supplemental Retirement Plan (ended January 1, 1995), incorporated by reference to Exhibit 10.20 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993 *

10.9	RGA Reinsurance Company Augmented Benefit Plan (ended January 1, 1995), incorporated by reference to Exhibit 10.21 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993 *

10.10	RGA Flexible Stock Plan as amended and restated effective July 1, 1998, incorporated by reference to Form 10-K for the period ended December 31, 2003 (File No. 1-11848), filed on March 12, 2004, at the corresponding exhibit*

10.11	Amendment effective as of May 24, 2000 to the RGA Flexible Stock Plan, as amended and restated July 1, 1998, incorporated by reference to Exhibit 10.13 to Form 10-K for the period ended December 31, 2003 (File No. 1-11848), filed on March 12, 2004 *

10.12	Second Amendment effective as of May 28, 2003 to the RGA Flexible Stock Plan, as amended and restated July 1, 1998, incorporated by reference to Exhibit 10.14 to Form 10-K for the period ended December 31, 2003 (File No. 1-11848), filed on March 12, 2004 *

10.13	Third Amendment effective as of May 26, 2004 to the RGA Flexible Stock Plan as amended and restated July 1, 1998, incorporated by reference to Exhibit 10.1 to Form 10-Q for the period ended June 30, 2004 (File No. 1-11848), filed on August 6, 2004*

10.14	Fourth Amendment, effective as of May 23, 2007 to the RGA Flexible Stock Plan, as amended and restated July 1, 1998, incorporated by reference to Exhibit 10.6 of Current Report on Form 8-K filed on July 21, 2008*

10.15	Fifth Amendment, effective as of May 21, 2008 to the RGA Flexible Stock Plan, as amended and restated July 1, 1998, incorporated by reference to Exhibit 10.7 of Current Report on Form 8-K filed on July 21, 2008*

10.16	Form of RGA Flexible Stock Plan Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated September 10, 2004 (File No. 1-11848), filed on September 10, 2004*

10.17	Form of RGA Flexible Stock Plan Performance Contingent Restricted Stock Agreement, incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated September 10, 2004 (File No. 1-11848), filed on September 10, 2004*

10.18	RGA Flexible Stock Plan for Directors, as amended and restated effective May 28, 2003, incorporated by reference to Proxy Statement on Schedule 14A for the annual meeting of shareholders on May 28, 2003, filed on April 10, 2003*

Exhibit
Number	Description
10.19	RGA Phantom Stock Plan for Directors, as amended effective January 1, 2003, incorporated by reference to Proxy Statement on Schedule 14A for the annual meeting of shareholders on May 28, 2003, filed on April 10, 2003*

10.20	Directors’ Compensation Summary Sheet, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated April 22, 2005 (File No. 1-11848), filed on April 25, 2005*

10.21	Credit Agreement, dated as of September 24, 2007, by and among RGA and certain of its subsidiaries, the lenders named therein, Bank of America, N.A., as administrative agent, swing line lender and L/C Issuer, Wachovia Bank, National Association, as syndication agent, ABN Amro Bank, N.V., The Bank of New York, The Bank of Tokyo — Mitsubishi UFJ Ltd. New York Branch and KeyBank National Association, as co-documentation agents, and Banc of America Securities LLC and Wachovia Capital Markets, LLC, as co-lead arrangers and joint book managers, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated September 24, 2007 (File No. 1-11848), filed on September 27, 2007

10.22	First Amendment dated as of December 20, 2007 to Credit Agreement, dated as of September 24, 2007, by and among RGA and certain of its subsidiaries, the lenders named therein, Bank of America, N.A., as administrative agent, swing line lender and L/C Issuer, Wachovia Bank, National Association, as syndication agent, ABN Amro Bank, N.V., The Bank of New York, The Bank of Tokyo — Mitsubishi UFJ Ltd. New York Branch and KeyBank National Association, as co-documentation agents, and Banc of America Securities LLC and Wachovia Capital Markets, LLC, as co-lead arrangers and joint book managers, incorporated by reference to Exhibit 10.21 to Form 10-K for the period ended December 31, 2007 (File No. 1-11848), filed on February 28, 2008

10.23	Form of Directors’ Indemnification Agreement*

12.1	Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of RGA

23.1	Consent of Deloitte & Touche LLP

24.1	Powers of Attorney for Messrs. Bartlett, Boot, Danahy, Eason, Greenbaum, Henderson, Sievert and Ms. Lomax

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2009 and 2010, (ii) Consolidated Statements of Income for the years ended December 31, 2008, 2009 and 2010, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2008, 2009 and 2010, (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008, 2009 and 2010, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2009 and 2010, and (vi) Notes to Consolidated Financial Statements for the year ended December 31, 2010. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act or the Exchange Act, or

Exhibit
Number	Description
otherwise subject to liability under those sections, except as shall be expressly set forth by specific reference in such filing.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15 of this Report.