Form 10-Q
period 2011-03-31
REINSURANCE GROUP OF AMERICA INC
filed 2011-05-05
CIK 898174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Yes ☐ No ☑
As of April 29, 2011, 73,908,117 shares of the registrant’s common stock were outstanding.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

Item		Page

PART I — FINANCIAL INFORMATION

1	Financial Statements

	Condensed Consolidated Balance Sheets (Unaudited) March 31, 2011 and December 31, 2010	3

	Condensed Consolidated Statements of Income (Unaudited) Three months ended March 31, 2011 and 2010	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) Three months ended March 31, 2011 and 2010	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

3	Quantitative and Qualitative Disclosure About Market Risk	62

4	Controls and Procedures	62

PART II — OTHER INFORMATION

1	Legal Proceedings	62

1A	Risk Factors	62

2	Unregistered Sales of Equity Securities and Use of Proceeds	63

6	Exhibits	63

	Signatures	64

	Index to Exhibits	65
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2011	2010
	(Dollars in thousands, except share data)
Assets
Fixed maturity securities:
Available-for-sale at fair value (amortized cost of $13,636,983 and $13,345,022 at March 31, 2011 and December 31, 2010, respectively)	$14,531,154	$14,304,597
Mortgage loans on real estate (net of allowances of $5,664 and $6,239 at at March 31, 2011 and December 31, 2010, respectively)	906,869	885,811
Policy loans	1,222,016	1,228,418
Funds withheld at interest	5,595,146	5,421,952
Short-term investments	74,902	118,387
Other invested assets	756,377	707,403

Total investments	23,086,464	22,666,568
Cash and cash equivalents	467,672	463,661
Accrued investment income	155,182	127,874
Premiums receivable and other reinsurance balances	986,658	1,037,679
Reinsurance ceded receivables	807,929	769,699
Deferred policy acquisition costs	3,679,075	3,726,443
Other assets	327,039	289,984

Total assets	$29,510,019	$29,081,908

Liabilities and Stockholders’ Equity
Future policy benefits	$9,438,432	$9,274,789
Interest-sensitive contract liabilities	7,747,203	7,774,481
Other policy claims and benefits	2,728,122	2,597,941
Other reinsurance balances	184,958	133,590
Deferred income taxes	1,415,333	1,396,747
Other liabilities	701,799	637,923
Short-term debt	255,989	199,985
Long-term debt	1,016,510	1,016,425
Collateral finance facility	839,354	850,039
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures of the Company	159,455	159,421

Total liabilities	24,487,155	24,041,341

Commitments and contingent liabilities (See Note 8)

Stockholders’ Equity:
Preferred stock (par value $.01 per share; 10,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.01 per share; 140,000,000 shares authorized; shares issued: 79,137,758 and 73,363,523 at March 31, 2011 and December 31, 2010, respectively)	791	734
Warrants	—	66,912
Additional paid-in-capital	1,708,096	1,478,398
Retained earnings	2,738,868	2,587,403
Treasury stock, at cost; 5,340,612 and 328 shares at March 31, 2011 and December 31, 2010, respectively	(323,689)	(295)
Accumulated other comprehensive income	898,798	907,415

Total stockholders’ equity	5,022,864	5,040,567

Total liabilities and stockholders’ equity	$29,510,019	$29,081,908

See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,
	2011	2010
	(Dollars in thousands, except per
	share data)
Revenues:
Net premiums	$1,736,130	$1,628,464
Investment income, net of related expenses	371,040	304,258
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(1,556)	(7,430)
Other-than-temporary impairments on fixed maturity securities transferred to accumulated other comprehensive income	—	2,344
Other investment related gains (losses), net	125,176	136,271

Total investment related gains (losses), net	123,620	131,185
Other revenues	51,645	36,278

Total revenues	2,282,435	2,100,185

Benefits and Expenses:
Claims and other policy benefits	1,469,449	1,375,180
Interest credited	106,063	56,934
Policy acquisition costs and other insurance expenses	331,153	366,302
Other operating expenses	106,150	91,199
Interest expense	24,569	15,449
Collateral finance facility expense	3,202	1,806

Total benefits and expenses	2,040,586	1,906,870

Income before income taxes	241,849	193,315
Provision for income taxes	81,033	70,876

Net income	$160,816	$122,439

Earnings per share:
Basic earnings per share	$2.20	$1.68
Diluted earnings per share	$2.18	$1.64

Dividends declared per share	$0.12	$0.12
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2011	2010
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$160,816	$122,439
Adjustments to reconcile net income to net cash provided by operating activities:
Change in operating assets and liabilities:
Accrued investment income	(26,763)	(33,508)
Premiums receivable and other reinsurance balances	85,908	(42,145)
Deferred policy acquisition costs	67,230	59,525
Reinsurance ceded balances	(38,230)	(14,999)
Future policy benefits, other policy claims and benefits, and other reinsurance balances	227,509	1,054,030
Deferred income taxes	23,517	63,820
Other assets and other liabilities, net	(25,759)	(96,334)
Amortization of net investment premiums, discounts and other	(27,093)	(16,833)
Investment related gains, net	(123,620)	(131,185)
Excess tax benefits from share-based payment arrangement	(932)	(565)
Other, net	53,065	(16,213)

Net cash provided by operating activities	375,648	948,032

Cash Flows from Investing Activities:
Sales of fixed maturity securities available-for-sale	910,943	800,547
Maturities of fixed maturity securities available-for-sale	85,374	23,371
Purchases of fixed maturity securities available-for-sale	(1,087,526)	(1,504,410)
Cash invested in mortgage loans	(28,493)	(12,730)
Cash invested in policy loans	—	(28,571)
Cash invested in funds withheld at interest	571	(60,636)
Principal payments on mortgage loans on real estate	11,843	6,121
Principal payments on policy loans	6,402	2,412
Change in short-term investments and other invested assets	(24,911)	(2,431)

Net cash used in investing activities	(125,797)	(776,327)

Cash Flows from Financing Activities:
Dividends to stockholders	(8,832)	(8,784)
Repurchase of collateral finance facility securities	(7,586)	—
Net borrowing under credit facilities	56,000	—
Retirement of preferred income equity redeemable securities	154,588	—
Purchases of treasury stock	(335,955)	(718)
Excess tax benefits from share-based payment arrangement	932	565
Exercise of stock options, net	(5,811)	5,762
Change in cash collateral for derivative positions	(6,120)	10,439
Deposits on universal life and other investment type policies and contracts	13,724	65,655
Withdrawals on universal life and other investment type policies and contracts	(110,703)	(231,220)

Net cash used in financing activities	(249,763)	(158,301)
Effect of exchange rate changes on cash	3,923	(71)

Change in cash and cash equivalents	4,011	13,333
Cash and cash equivalents, beginning of period	463,661	512,027

Cash and cash equivalents, end of period	$467,672	$525,360

Supplementary information:
Cash paid for interest	$12,846	$12,780
Cash paid for income taxes, net of refunds	$77,441	$24,089
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization and Basis of Presentation
Reinsurance Group of America, Incorporated (“RGA”) is an insurance holding company that was formed on December 31, 1992. The accompanying unaudited condensed consolidated financial statements of RGA and its subsidiaries (collectively, the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The Company has determined that there were no subsequent events that would require disclosure or adjustments to the accompanying condensed consolidated financial statements through the date the financial statements were issued. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2010 Annual Report on Form 10-K (“2010 Annual Report”) filed with the Securities and Exchange Commission on February 28, 2011.
The accompanying unaudited condensed consolidated financial statements include the accounts of RGA and its subsidiaries. The Company has reclassified the presentation of certain prior-period information to conform to the current presentation. Such reclassifications include separately disclosing the deposits and the withdrawals on universal life and other investment type policies and contracts in the condensed consolidated statements of cash flows. All intercompany accounts and transactions have been eliminated.
2. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share on net income (in thousands, except per share information):

	Three months ended
	March 31,
	2011	2010
Earnings:
Net income (numerator for basic and diluted calculations)	$160,816	$122,439
Shares:
Weighted average outstanding shares (denominator for basic calculation)	73,213	73,046
Equivalent shares from outstanding stock options	623	1,532

Denominator for diluted calculation	73,836	74,578

Earnings per share:
Basic	$2.20	$1.68
Diluted	$2.18	$1.64
The calculation of common equivalent shares does not include the impact of options having a strike or conversion price that exceeds the average stock price for the earnings period, as the result would be antidilutive. The calculation of common equivalent shares also excludes the impact of outstanding performance contingent shares, as the conditions necessary for their issuance have not been satisfied as of the end of the reporting period. For the three months ended March 31, 2011, approximately 0.8 million stock options and approximately 0.8 million performance contingent shares were excluded from the calculation. For the three months ended March 31, 2010, approximately 0.7 million stock options and approximately 0.7 million performance contingent shares were excluded from the calculation.

3. Comprehensive Income
The following table presents the components of the Company’s comprehensive income (dollars in thousands):

	Three months ended
	March 31,	March 31,
	2011	2010
Net income	$160,816	$122,439
Other comprehensive income (loss), net of income tax:
Unrealized investment gains (losses), net of reclassification adjustment for gains (losses) included in net income	(35,818)	149,972
Reclassification adjustment for other-than-temporary impairments	—	(1,524)
Currency translation adjustments	26,987	26,671
Unrealized pension and postretirement benefit adjustments	214	60

Comprehensive income	$152,199	$297,618

The balance of and changes in each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2011 are as follows (dollars in thousands):

	Accumulated Other Comprehensive Income (Loss), Net of Income Tax
	Accumulated
	Currency	Unrealized	Pension and
	Translation	Appreciation	Postretirement
	Adjustments	of Securities	Benefits	Total
Balance, December 31, 2010	$270,526	$651,449	$(14,560)	$907,415
Change in component during the period	26,987	(35,818)	214	(8,617)

Balance, March 31, 2011	$297,513	$615,631	$(14,346)	$898,798

4. Investments
The Company had total cash and invested assets of $23.6 billion and $23.1 billion at March 31, 2011 and December 31, 2010, respectively, as illustrated below (dollars in thousands):

	March 31, 2011	December 31, 2010
Fixed maturity securities, available-for-sale	$14,531,154	$14,304,597
Mortgage loans on real estate	906,869	885,811
Policy loans	1,222,016	1,228,418
Funds withheld at interest	5,595,146	5,421,952
Short-term investments	74,902	118,387
Other invested assets	756,377	707,403
Cash and cash equivalents	467,672	463,661

Total cash and invested assets	$23,554,136	$23,130,229

All investments held by the Company are monitored for conformance to the qualitative and quantitative limits prescribed by the applicable jurisdiction’s insurance laws and regulations. In addition, the operating companies’ boards of directors periodically review their respective investment portfolios. The Company’s investment strategy is to maintain a predominantly investment-grade, fixed maturity securities portfolio, which will provide adequate liquidity for expected reinsurance obligations and maximize total return through prudent asset management. The Company’s asset/liability duration matching differs between operating segments. Based on Canadian reserve requirements, the Canadian liabilities are matched with long-duration Canadian assets. The duration of the Canadian portfolio exceeds twenty years. The average duration for all portfolios, when consolidated, ranges between eight and ten years.
The Company participates in a securities borrowing program whereby blocks of securities, which are not included in investments, are borrowed from a third party. The Company is required to maintain a minimum of 100% of the market value of the borrowed securities as collateral. The Company had borrowed securities with an amortized cost of $150.0 million and a market value of $150.9 million as of March 31, 2011. The borrowed securities are used to provide collateral under an affiliated reinsurance transaction. There were no securities borrowed as of December 31, 2010.

Investment Income, Net of Related Expenses
Major categories of investment income, net of related expenses, consist of the following (dollars in thousands):

	Three months ended
	March 31,
	2011	2010
Fixed maturity securities available-for-sale	$184,561	$177,491
Mortgage loans on real estate	13,734	12,207
Policy loans	16,371	19,843
Funds withheld at interest	153,060	91,181
Short-term investments	925	1,248
Other invested assets	9,698	8,511

Investment revenue	378,349	310,481
Investment expense	7,309	6,223

Investment income, net of related expenses	$371,040	$304,258

Investment Related Gains (Losses), Net
Investment related gains (losses), net consist of the following (dollars in thousands):

	Three months ended
	March 31,
	2011	2010

Fixed maturities and equity securities available for sale:
Other-than-temporary impairment losses on fixed maturities	$(1,556)	$(7,430)
Portion of loss recognized in accumulated other comprehensive income (before taxes)	—	2,344

Net other-than-temporary impairment losses on fixed maturities recognized in earnings	(1,556)	(5,086)
Impairment losses on equity securities	—	(22)
Gain on investment activity	29,376	16,099
Loss on investment activity	(6,914)	(8,532)
Other impairment losses and change in mortgage loan provision	576	(1,230)
Derivatives and other, net	102,138	129,956

Net gains	$123,620	$131,185

The net other-than-temporary impairment losses on fixed maturity securities recognized in earnings of $1.6 million and $5.1 million in 2011 and 2010, respectively, are primarily due to a decline in value of structured securities with exposure to mortgages and corporate bankruptcies. The decrease in derivative gains is primarily due to a decrease in the fair value of free-standing derivatives.
During the three months ended March 31, 2011 and 2010, the Company sold fixed maturity securities and equity securities with fair values of $196.6 million and $240.1 million at losses of $6.9 million and $8.5 million, respectively, or at 96.6% and 96.6% of amortized cost, respectively. The Company generally does not engage in short-term buying and selling of securities.
Other-Than-Temporary Impairments
The Company has a process in place to identify fixed maturity and equity securities that could potentially have credit impairments that are other-than-temporary. This process involves monitoring market events that could affect issuers’ credit ratings, business climates, management changes, litigation, government actions and other similar factors. This process also involves monitoring late payments, pricing levels, rating agency actions, key financial ratios, financial statements, revenue forecasts and cash flow projections as indicators of credit issues.
The Company reviews all securities to determine whether other-than-temporary declines in value exist and whether losses should be recognized. The Company considers relevant facts and circumstances in evaluating whether a credit or interest rate-related impairment of a security is other-than-temporary. Relevant facts and circumstances considered include: (1) the extent and length of time the fair value has been below cost; (2) the reasons for the decline in fair value; (3) the issuer’s financial position and access to capital and (4) for fixed maturity securities, the Company’s intent to sell a security or whether it is more likely than not it will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity and for equity securities, its ability and intent to hold the security for a period of time that allows for the recovery in value. To the extent the Company determines that a security is deemed to be other-than-temporarily impaired, an impairment loss is recognized.
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
For the three months ended March 31, 2011 and 2010, the Company recognized $1.6 million and $5.1 million respectively, of credit related losses in various mortgage-backed securities and to a lesser extent, corporate securities. The Company estimates the amount of the credit loss component of a fixed maturity security impairment as the difference between amortized cost and the present value of the expected cash flows of the security. The present value is determined using the best estimate cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset-backed or floating rate security. The techniques and assumptions for establishing the best estimate cash flows vary depending on the type of security. The asset-backed securities’ cash flow estimates are based on security-specific facts and circumstances that may include collateral characteristics, expectations of delinquency and default rates, loss severity and prepayment speeds and structural support, including subordination and guarantees. The corporate fixed maturity security cash flow estimates are derived from scenario-based outcomes of expected corporate restructurings or the disposition of assets using security specific facts and circumstances including timing, security interests and loss severity.
In periods after an other-than-temporary impairment loss is recognized on a fixed maturity security, the Company will report the impaired security as if it had been purchased on the date it was impaired and will continue to estimate the present value of the estimated cash flows of the security. Accordingly, the discount (or reduced premium) based on the new cost basis is accreted into net investment income over the remaining term of the fixed maturity security in a prospective manner based on the amount and timing of estimated future cash flows.
The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the other-than-temporary impairment (“OTTI”) loss was recognized in AOCI, and the corresponding changes in such amounts (dollars in thousands):

	Three months ended
	2011	2010
Balance, beginning of period	$47,291	$47,905
Initial impairments — credit loss OTTI recognized on securities not previously impaired	—	1,572
Additional impairments — credit loss OTTI recognized on securities previously impaired	658	2,101

Balance, end of period	$47,949	$51,578

Fixed Maturity and Equity Securities Available-for-Sale
The Company recognizes an other-than-temporary impairment for a fixed maturity security by separating the other-than-temporary impairment loss between the amount representing the credit loss and the amount relating to other factors, such as an increase in interest rates, if the Company does not have the intent to sell or it more likely than not will not be required to sell prior to recovery of the amortized cost less any current period credit loss. Credit losses are recognized in net income and losses relating to other non-credit factors are recognized in AOCI and included in unrealized losses in the tables below. The following tables provide information relating to investments in fixed maturity securities and equity securities by sector as of March 31, 2011 and December 31, 2010 (dollars in thousands):

						Other-than-
				Estimated		temporary
	Amortized	Unrealized	Unrealized	Fair	% of	impairments
March 31, 2011:	Cost	Gains	Losses	Value	Total	in AOCI
Available-for-sale:
Corporate securities	$7,153,455	$411,578	$97,569	$7,467,464	51.4%	$—
Canadian and Canadian provincial governments	2,458,873	569,900	10,372	3,018,401	20.8	—
Residential mortgage-backed securities	1,375,166	56,086	15,124	1,416,128	9.7	(1,650)
Asset-backed securities	420,028	12,524	54,979	377,573	2.6	(4,813)
Commercial mortgage-backed securities	1,344,194	89,256	67,735	1,365,715	9.4	(9,547)
U.S. government and agencies	189,421	6,243	1,028	194,636	1.3	—
State and political subdivisions	192,241	4,012	6,852	189,401	1.3	—
Other foreign government securities	503,605	5,086	6,855	501,836	3.5	—

Total fixed maturity securities	$13,636,983	$1,154,685	$260,514	$14,531,154	100.0%	$(16,010)

Non-redeemable preferred stock	$103,374	$5,240	$6,229	$102,385	70.8%
Other equity securities	38,442	4,776	962	42,256	29.2

Total equity securities	$141,816	$10,016	$7,191	$144,641	100.0%

						Other-than-
				Estimated		temporary
	Amortized	Unrealized	Unrealized	Fair	% of	impairments
December 31, 2010:	Cost	Gains	Losses	Value	Total	in AOCI
Available-for-sale:
Corporate securities	$6,826,937	$436,384	$107,816	$7,155,505	50.0%	$—
Canadian and Canadian provincial governments	2,354,418	672,951	3,886	3,023,483	21.1	—
Residential mortgage-backed securities	1,443,892	55,765	26,580	1,473,077	10.3	(1,650)
Asset-backed securities	440,752	12,001	61,544	391,209	2.7	(4,963)
Commercial mortgage-backed securities	1,353,279	81,839	97,265	1,337,853	9.4	(10,010)
U.S. government and agencies	199,129	7,795	708	206,216	1.4	—
State and political subdivisions	170,479	2,098	8,117	164,460	1.2	—
Other foreign government securities	556,136	4,304	7,646	552,794	3.9	—

Total fixed maturity securities	$13,345,022	$1,273,137	$313,562	$14,304,597	100.0%	$(16,623)

Non-redeemable preferred stock	$100,718	$4,130	$5,298	$99,550	71.0%
Other equity securities	34,832	6,100	271	40,661	29.0

Total equity securities	$135,550	$10,230	$5,569	$140,211	100.0%

The tables above exclude fixed maturity securities posted by the Company as collateral to counterparties with an amortized cost of $57.0 million and $46.9 million, and an estimated fair value of $57.6 million and $48.2 million, as of March 31, 2011 and December 31, 2010 respectively, which are included in other invested assets in the consolidated balance sheets.
As of March 31, 2011, the Company held securities with a fair value of $942.9 million that were issued by the Canadian province of Ontario and $852.2 million in one entity that were guaranteed by the Canadian province of Quebec, both of which exceeded 10% of consolidated stockholders’ equity. As of December 31, 2010, the Company held securities with a fair value of $959.5 million that were issued by the Canadian province of Ontario and $871.6 million in one entity that were guaranteed by the Canadian province of Quebec, both of which exceeded 10% of consolidated stockholders’ equity.
The amortized cost and estimated fair value of fixed maturity securities available-for-sale at March 31, 2011 are shown by contractual maturity for all securities except certain U.S. government agencies securities, which are distributed to maturity year based on the Company’s estimate of the rate of future prepayments of principal over the remaining lives of the securities. These estimates are derived from prepayment rates experienced at the interest rate levels projected for the applicable underlying collateral and can be expected to vary from actual experience. Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At March 31, 2011, the contractual maturities of investments in fixed maturity securities were as follows (dollars in thousands):

	Amortized	Fair
	Cost	Value
Available-for-sale:
Due in one year or less	$224,203	$227,842
Due after one year through five years	2,022,394	2,081,513
Due after five year through ten years	3,621,698	3,829,269
Due after ten years	4,629,300	5,233,114
Asset and mortgage-backed securities	3,139,388	3,159,416

Total	$13,636,983	$14,531,154

The table below includes major industry types and weighted average credit ratings of the Company’s corporate fixed maturity holdings as of March 31, 2011 and December 31, 2010 (dollars in thousands):

		Estimated		Average Credit
March 31, 2011:	Amortized Cost	Fair Value	% of Total	Ratings
Finance	$2,870,954	$2,930,079	39.2%	A+
Industrial	3,280,243	3,481,410	46.6	BBB+
Utility	988,124	1,041,575	14.0	BBB+
Other	14,134	14,400	0.2	AA+

Total	$7,153,455	$7,467,464	100.0%	A-

		Estimated		Average Credit
December 31, 2010:	Amortized Cost	Fair Value	% of Total	Ratings
Finance	$2,782,936	$2,833,022	39.6%	A
Industrial	3,121,326	3,341,104	46.7	BBB+
Utility	908,737	967,017	13.5	BBB+
Other	13,938	14,362	0.2	AA+

Total	$6,826,937	$7,155,505	100.0%	A-

The following table presents the total gross unrealized losses for 1,105 and 1,028 fixed maturity and equity securities as of March 31, 2011 and December 31, 2010, respectively, where the estimated fair value had declined and remained below amortized cost by the indicated amount (dollars in thousands):

	March 31, 2011			December 31, 2010
		Gross			Gross
	Number of	Unrealized		Number of	Unrealized
	Securities	Losses	% of Total	Securities	Losses	% of Total
Less than 20%	1,012	$148,132	55.3%	908	$146,404	45.9%
20% or more for less than six months	14	7,920	3.0	14	18,114	5.7
20% or more for six months or greater	79	111,653	41.7	106	154,613	48.4

Total	1,105	$267,705	100.0%	1,028	$319,131	100.0%

As of March 31, 2011 and December 31, 2010, respectively, 75.7% and 66.1% of these gross unrealized losses were associated with securities that were investment grade. The unrealized losses on these securities decreased as credit spreads continued to tighten across all sectors. While credit spreads tightened, treasury rates rose slightly to moderate the credit spread gains during the quarter.
The Company believes that due to fluctuating market conditions and liquidity concerns, the extent and duration of a decline in value have become less indicative of when there has been credit deterioration with respect to an issuer. The Company’s determination of whether a decline in value is other-than-temporary includes analysis of the underlying credit and the extent and duration of a decline in value. The Company’s credit analysis of an investment includes determining whether the issuer is current on its contractual payments, evaluating whether it is probable that the Company will be able to collect all amounts due according to the contractual terms of the security and analyzing the overall ability of the Company to recover the amortized cost of the investment. The Company continues to consider valuation declines as a potential indicator of credit deterioration.
The following tables present the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for the 1,105 and 1,028 fixed maturity securities and equity securities that have estimated fair values below amortized cost as of March 31, 2011 and December 31, 2010, respectively (dollars in thousands). These investments are presented by class and grade of security, as well as the length of time the related market value has remained below amortized cost.

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
March 31, 2011:	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
Corporate securities	$1,376,045	$37,871	$332,186	$52,212	$1,708,231	$90,083
Canadian and Canadian provincial governments	307,254	10,372	—	—	307,254	10,372
Residential mortgage-backed securities	151,507	3,394	63,554	10,025	215,061	13,419
Asset-backed securities	21,705	533	123,729	32,653	145,434	33,186
Commercial mortgage-backed securities	180,214	10,264	68,492	24,713	248,706	34,977
U.S. government and agencies	40,875	1,028	—	—	40,875	1,028
State and political subdivisions	45,758	1,822	31,620	5,030	77,378	6,852
Other foreign government securities	149,080	2,758	41,881	3,788	190,961	6,546

Total investment grade securities	2,272,438	68,042	661,462	128,421	2,933,900	196,463

Non-investment grade securities:
Corporate securities	60,201	1,493	85,034	5,993	145,235	7,486
Residential mortgage-backed securities	3,049	355	12,643	1,350	15,692	1,705
Asset-backed securities	4,519	383	24,172	21,410	28,691	21,793
Commercial mortgage-backed securities	10,625	26	89,563	32,732	100,188	32,758
Other foreign government securities	9,355	309	—	—	9,355	309

Total non-investment grade securities	87,749	2,566	211,412	61,485	299,161	64,051

Total fixed maturity securities	$2,360,187	$70,608	$872,874	$189,906	$3,233,061	$260,514

Non-redeemable preferred stock	$14,427	$418	$29,962	$5,811	$44,389	$6,229
Other equity securities	7,185	962	318	—	7,503	962

Total equity securities	$21,612	$1,380	$30,280	$5,811	$51,892	$7,191

Total number of securities in an unrealized loss position	650		455		1,105

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
December 31, 2010:	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Investment grade securities:
Corporate securities	$1,170,016	$34,097	$368,128	$61,945	$1,538,144	$96,042
Canadian and Canadian provincial governments	118,585	3,886	—	—	118,585	3,886
Residential mortgage-backed securities	195,406	4,986	105,601	13,607	301,007	18,593
Asset-backed securities	23,065	570	131,172	38,451	154,237	39,021
Commercial mortgage-backed securities	132,526	4,143	109,158	29,059	241,684	33,202
U.S. government and agencies	11,839	708	—	—	11,839	708
State and political subdivisions	68,229	2,890	31,426	5,227	99,655	8,117
Other foreign government securities	322,363	3,142	43,796	4,504	366,159	7,646

Total investment grade securities	2,042,029	54,422	789,281	152,793	2,831,310	207,215

Non-investment grade securities:
Corporate securities	58,420	1,832	91,205	9,942	149,625	11,774
Residential mortgage-backed securities	1,162	605	38,206	7,382	39,368	7,987
Asset-backed securities	—	—	23,356	22,523	23,356	22,523
Commercial mortgage-backed securities	—	—	89,170	64,063	89,170	64,063

Total non-investment grade securities	59,582	2,437	241,937	103,910	301,519	106,347

Total fixed maturity securities	$2,101,611	$56,859	$1,031,218	$256,703	$3,132,829	$313,562

Non-redeemable preferred stock	$15,987	$834	$28,549	$4,464	$44,536	$5,298
Other equity securities	6,877	271	318	—	7,195	271

Total equity securities	$22,864	$1,105	$28,867	$4,464	$51,731	$5,569

Total number of securities in an unrealized loss position	520		508		1,028

As of March 31, 2011, the Company does not intend to sell these fixed maturity securities and does not believe it is more likely than not that it will be required to sell these fixed maturity securities before the recovery of the fair value up to the current amortized cost of the investment, which may be maturity. However, unforeseen facts and circumstances may cause the Company to sell fixed maturity securities in the ordinary course of managing its portfolio to meet certain diversification, credit quality, asset-liability management and liquidity guidelines.
As of March 31, 2011, the Company has the ability and intent to hold the equity securities until the recovery of the fair value up to the current cost of the investment. However, unforeseen facts and circumstances may cause the Company to sell equity securities in the ordinary course of managing its portfolio to meet certain diversification, credit quality and liquidity guidelines.
Mortgage Loans
Mortgage loans represented approximately 3.9% and 3.8% of the Company’s cash and invested assets as of March 31, 2011 and 2010, respectively. The Company makes mortgage loans on income producing properties, such as apartments, retail and office buildings, light warehouses and light industrial facilities. Loan-to-value ratios at the time of loan approval are 75% or less for domestic mortgages.
The Company holds commercial mortgages and has established an internal credit risk grading process for these loans. The internal risk rating model is used to estimate the probability of default and the likelihood of loss upon default. The rating scale ranges from “high investment grade” to “in or near default” with high investment grade being the highest quality and least likely to default and lose principal. Likewise, a rating of in or near default indicates the lowest quality and the most likely to default or lose principal. All loans are assigned a rating at origination and ratings are updated at least annually. Lower rated loans appear on the Company’s watch list and are re-evaluated more frequently. The debt service coverage ratio and the loan to value ratio are the most heavily weighted factors in determining the loan rating. Other factors involved in determining the final rating are loan amortization, tenant rollover, location and market stability, and borrowers financial condition and experience. Information regarding the Company’s credit quality indicators for mortgage loans as of March 31, 2011 and December 31, 2010 are as follows (dollars in thousands):

	March 31, 2011	December 31, 2010
Internal credit risk grade:
High investment grade	$224,010	$205,127
Investment grade	586,471	585,818
Average	37,775	38,152
Watch list	44,948	44,208
In or near default	13,665	12,506

Total	$906,869	$885,811

The age analysis of the Company’s past due mortgage loan receivables as of March 31, 2011 and December 31, 2010 are as follows (dollars in thousands):

	March 31, 2011	December 31, 2010
31-60 days past due	$—	$—
61-90 days past due	—	—
Greater than 90 days	11,672	10,513

Total past due	11,672	10,513
Current	895,197	875,298

Total mortgage loan receivables	$906,869	$885,811

Information regarding the Company’s loan valuation allowances for mortgage loans as of March 31, 2011 and 2010 are as follows (dollars in thousands):

	2011	2010
Balance at January 1,	$6,239	$5,784
Charge-offs	—	—
Recoveries	—	—
Provision (release)	(575)	1,230

Balance at March 31,	$5,664	$7,014

Information regarding the portion of the Company’s mortgage loans that were impaired as of March 31, 2011 and December 31, 2010 are as follows (dollars in thousands):

	March 31, 2011	December 31, 2010
Impaired loans with valuation allowances	$18,737	$18,745
Impaired loans without valuation allowances	18,601	16,901

Subtotal	37,338	35,646
Less: Valuation allowances on impaired loans	5,664	6,239

Impaired loans	$31,674	$29,407

The average size of the Company’s impaired loans with valuation allowances was $4.7 million and $7.5 million as of March 31, 2011 and 2010, respectively. The average size of the Company’s impaired loans without valuation allowances was $2.7 million and $3.1 million as of March 31, 2011 and 2010, respectively. Interest income on impaired loans with valuation allowances was not material for the three months ended March 31, 2011 and 2010. Interest income on impaired loans without valuation allowances was $0.3 million and $0.1 million for the three months ended March 31, 2011 and 2010, respectively. The Company had an unpaid balance on impaired mortgage loans of $37.3 million and $35.6 million at March 31, 2011 and December 31, 2010, respectively. The Company did not acquire any impaired mortgage loans during the three months ended March 31, 2011. The Company had $11.7 million and $10.5 million of mortgage loans that are on a nonaccrual status at March 31, 2011 and December 31, 2010, respectively.
5. Derivative Instruments
The following table presents the notional amounts and fair value of derivative instruments as of March 31, 2011 and December 31, 2010 (dollars in thousands):

	March 31, 2011			December 31, 2010
	Notional	Carrying Value/Fair Value		Notional	Carrying Value/Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps(1)	$2,558,471	$5,596	$17,708	$2,302,853	$20,042	$17,132
Financial futures(1)	154,191	—	—	210,295	—	—
Foreign currency forwards(1)	39,700	4,936	—	39,700	5,924	—
Consumer Price index (“CPI”) swaps(1)	121,469	2,455	—	120,340	1,491	—
Credit default swaps(1)	392,500	1,603	1,025	392,500	2,429	131
Equity options(1)	240,453	38,153	—	33,041	5,043	—
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements(2)	—	—	183,685	—	—	274,220
Indexed annuity products(3)	—	82,482	719,137	—	75,431	668,951
Variable annuity products(3)	—	—	19,880	—	—	52,534

Total non-hedging derivatives	3,506,784	135,225	941,435	3,098,729	110,360	1,012,968

Derivatives designated as hedging instruments:
Interest rate swaps(1)	21,783	—	1,495	21,783	—	1,718
Foreign currency swaps(1)	615,323	—	58,760	615,323	—	45,749

Total hedging derivatives	637,106	—	60,255	637,106	—	47,467

Total derivatives	$4,143,890	$135,225	$1,001,690	$3,735,835	$110,360	$1,060,435

(1)	Carried on the Company’s condensed consolidated balance sheets in other invested assets or other liabilities, at fair value.

(2)	Embedded liability is included on the condensed consolidated balance sheets with the host contract in funds withheld at interest, at fair value.

(3)	Embedded liability is included on the condensed consolidated balance sheets with the host contract in interest-sensitive contract liabilities, at fair value. Embedded asset is included on the condensed consolidated balance sheets in reinsurance ceded receivables.
Accounting for Derivative Instruments and Hedging Activities
The Company does not enter into derivative instruments for speculative purposes. As discussed below under “Non-qualifying Derivatives and Derivatives for Purposes Other Than Hedging”, the Company uses various derivative instruments for risk management purposes that either do not qualify or have not been qualified for hedge accounting treatment, including derivatives used to economically hedge changes in the fair value of liabilities associated with the reinsurance of variable annuities with guaranteed living benefits. As of March 31, 2011 and December 31, 2010, the Company held interest rate swaps that were designated and qualified as fair value hedges of interest rate risk. As of March 31, 2011 and December 31, 2010, the Company held foreign currency swaps that were designated and qualified as fair value hedges of a portion of its net investment in its foreign operations. The Company continues to reflect gains of $50.0 million in AOCI related to the termination of foreign currency swaps in 2009 that were used to hedge a portion of the Company’s net investment in its foreign operations. As of March 31, 2011 and December 31, 2010, the Company also had derivative instruments that were not designated as hedging instruments. See Note 2 — “Summary of Significant Accounting Policies” of the Company’s 2010 annual report on Form 10-K for a detailed discussion of the accounting treatment for derivative instruments, including embedded derivatives. Derivative instruments are carried at fair value and generally require an insignificant amount of cash at inception of the contracts.
Fair Value Hedges
The Company designates and accounts for certain interest rate swaps that convert fixed rate investments to floating rate investments as fair value hedges when they meet the requirements of the general accounting principles for Derivatives and Hedging. The gain or loss on the hedged item attributable to the hedged benchmark interest rate and the offsetting gain or loss on the related interest rate swaps for the three months ended March 31, 2011 and 2010 were (dollars in thousands):

Type of Fair Value	Derivative Gain	Hedge Gain (Loss)		Hedged Item Gain	Hedged Item Gain
Hedge	(Loss) Location	Recognized	Hedged Item	(Loss) Location	(Loss) Recognized

For the three months ended March 31, 2011:
Interest rate swaps	Investment related gains (losses), net	$223	Fixed rate fixed maturity securities	Investment related gains (losses), net	$(97)

For the three months ended March 31, 2010:

Interest rate swaps	Investment related gains (losses), net	$(323)	Fixed rate fixed maturity securities	Investment related gains (losses), net	$454
The ineffective portion of all fair value hedges was $0.1 million for the three months ended March 31, 2011 and 2010. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
Hedges of Net Investments in Foreign Operations
The Company uses foreign currency swaps to hedge a portion of its net investment in certain foreign operations against adverse movements in exchange rates. The following tables illustrate the Company’s net investments in foreign operations (“NIFO”) hedges for the three months ended March 31, 2011 and 2010 (dollars in thousands):

		Location of Gain	Gain (Loss)	Income Statement
Type of NIFO	Derivative Gain	(Loss) Reclassified	Reclassified from	Location of Gain	Ineffective Gain
Hedge	(Loss) in OCI	From AOCI	AOCI into income	(Loss)	(Loss) in Income

For the three months ended March 31, 2011:
Foreign currency swaps	$(15,104)	None	$—	Investment income	$—

For the three months ended March 31, 2010:

Foreign currency swaps	$(8,080)	None	$—	Investment income	$—
Ineffectiveness on the foreign currency swaps is based upon the change in forward rates. There was no ineffectiveness recorded in the periods presented herein.
The Company’s other comprehensive income for the three months ended March 31, 2011 and 2010, include losses of $15.1 million and $8.1 million, respectively, related to foreign currency swaps used to hedge a portion of its net investment in its foreign operations. The cumulative foreign currency translation loss recorded in AOCI related to these hedges was $15.9 million and $0.8 million at March 31, 2011 and December 31, 2010, respectively. If a foreign operation was sold or substantially liquidated, the amounts in AOCI would be reclassified to the consolidated statements of income. A pro rata portion would be reclassified upon partial sale of a foreign operation.
Non-qualifying Derivatives and Derivatives for Purposes Other Than Hedging
The Company uses various other derivative instruments for risk management purposes that either do not qualify or have not been qualified for hedge accounting treatment, including derivatives used to economically hedge changes in the fair value of liabilities associated with the reinsurance of variable annuities with guaranteed living benefits. The gain or loss related to the change in fair value for these derivative instruments is recognized in investment related gains (losses), in the consolidated statements of income, except where otherwise noted. For the three months ended March 31, 2011 and 2010, the Company recognized investment related gains (losses) of $(25.9) million and $0.5 million, respectively, related to derivatives (not including embedded derivatives) that do not qualify or have not been qualified for hedge accounting.
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
Equity Options
Equity index options are used by the Company primarily to hedge minimum guarantees embedded in certain variable annuity products. To hedge against adverse changes in equity indices volatility, the Company buys put options. The contracts are net settled in cash based on differentials in the indices at the time of exercise and the strike price. In the first quarter of 2011, the Company expanded its use of equity options to hedge against increases in volatility associated with its reinsurance of variable annuity products.
Embedded Derivatives
The Company has certain embedded derivatives which are required to be separated from their host contracts and reported as derivatives. Host contracts include reinsurance treaties structured on a modified coinsurance or funds withheld basis. Additionally, the Company reinsures equity-indexed annuity and variable annuity contracts with benefits that are considered embedded derivatives, including guaranteed minimum withdrawal benefits, guaranteed minimum accumulation benefits, and guaranteed minimum income benefits. The related gains (losses) for the three months ended March 31, 2011 and 2010 are reflected in the following table (dollars in thousands):

	Three months ended
	March 31,
	2011	2010
Embedded derivatives in modified coinsurance or funds withheld arrangements and variable annuity contracts included in investment related gains	$123,189	$129,806
After the associated amortization of DAC and taxes, the related amounts included in net income	27,984	20,579
Amounts related to embedded derivatives in equity-indexed annuities included in benefits and expenses	(41,271)	11,728
After the associated amortization of DAC and taxes, the related amounts included in net income	(36,650)	(1,232)
Non-hedging Derivatives
A summary of the effect of non-hedging derivatives, including embedded derivatives, on the Company’s income statement for the three months ended March 31, 2011 and 2010 is as follows (dollars in thousands):

		Gain (Loss) for the Three Months Ended
		March 31,
Type of Non-hedging Derivative	Income Statement Location of Gain (Loss)	2011	2010
Interest rate swaps	Investment related gains (losses), net	$(10,730)	$11,341
Financial futures	Investment related gains (losses), net	(11,423)	(11,745)
Foreign currency forwards	Investment related gains (losses), net	(855)	(829)
CPI swaps	Investment related gains (losses), net	811	924
Credit default swaps	Investment related gains (losses), net	892	776
Equity options	Investment related gains (losses), net	(4,568)	—
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	Investment related gains (losses), net	90,535	122,635
Indexed annuity products	Policy acquisition costs and other insurance expenses	8,094	(1,435)
Indexed annuity products	Interest credited	(49,365)	13,163
Variable annuity products	Investment related gains (losses), net	32,654	7,171

Total non-hedging derivatives		$56,045	$142,001

Credit Risk
Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value at the reporting date plus or minus any collateral posted or held by the Company. The Company had credit exposure related to its derivative contracts, excluding futures, of $15.5 million and $6.3 million at March 31, 2011 and December 31, 2010, respectively.
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
The Company enters into various collateral arrangements, which require both the posting and accepting of collateral in connection with its derivative instruments. Collateral agreements contain attachment thresholds that vary depending on the posting party’s ratings. Additionally, a decrease in the Company’s rating to a specified level results in potential settlement of the derivative positions under the Company’s agreements with its counterparties. The Company held cash collateral under its control of $4.2 million and $10.3 million as of March 31, 2011 and December 31, 2010, respectively. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in other liabilities in the condensed consolidated balance sheets. As of March 31, 2011 and December 31, 2010, the Company had no cash collateral pledged to counterparties. From time to time, the Company has both accepted and posted collateral consisting of various securities. As of March 31, 2011 and December 31, 2010, the Company posted a U.S. Treasury security as collateral to a counterparty with an amortized cost of $57.0 million and $46.9 million, respectively, and an estimated fair value of $57.6 million and $48.2 million, respectively, which is included in other invested assets. As of March 31, 2011 and December 31, 2010, the Company held fixed maturity securities posted as collateral from counterparties of $11.6 million and $1.8 million, respectively. In addition, the Company has exchange-traded futures, which require the maintenance of a margin account, which is included in cash and cash equivalents. The Company’s margin account totaled $11.4 million and $16.3 million as of March 31, 2011 and December 31, 2010, respectively.
6. Fair Value of Financial Instruments
Fair values of financial instruments have been determined by using available market information and the valuation techniques described below. Considerable judgment is often required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein may not necessarily be indicative of amounts that could be realized in a current market exchange. The use of different assumptions or valuation techniques may have a material effect on the estimated fair value amounts. The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2011 and December 31, 2010 (dollars in thousands).

	March 31, 2011		December 31, 2010
		Estimated Fair		Estimated Fair
	Carrying Value	Value	Carrying Value	Value
Assets:
Fixed maturity securities	$14,531,154	$14,531,154	$14,304,597	$14,304,597
Mortgage loans on real estate	906,869	954,066	885,811	933,513
Policy loans	1,222,016	1,222,016	1,228,418	1,228,418
Funds withheld at interest	5,595,146	5,875,297	5,421,952	5,838,064
Short-term investments	74,902	74,902	118,387	118,387
Other invested assets	718,865	721,406	683,307	681,242
Cash and cash equivalents	467,672	467,672	463,661	463,661
Accrued investment income	155,182	155,182	127,874	127,874
Reinsurance ceded receivables	91,436	67,263	95,557	91,893
Liabilities:
Interest-sensitive contract liabilities	$5,848,946	$5,671,801	$5,856,945	$5,866,088
Long-term and short-term debt	1,272,499	1,319,108	1,216,410	1,226,517
Collateral finance facility	839,354	506,567	850,039	514,250
Company-obligated mandatorily redeemable preferred securities	159,455	159,455	159,421	221,341
Publicly traded fixed maturity securities are valued based upon quoted market prices or estimates from independent pricing services, independent broker quotes and pricing matrices. Private placement fixed maturity securities are valued based on the credit quality and duration of marketable securities deemed comparable by the Company’s investment advisor, which may be of another issuer. The Company utilizes information from third parties, such as pricing services and brokers, to assist in determining fair values for certain assets and liabilities; however, management is ultimately responsible for all fair values presented in the Company’s financial statements. The fair value of mortgage loans on real estate is estimated using discounted cash flows. Policy loans typically carry an interest rate that is adjusted annually based on a market index and therefore carrying value approximates fair value. The carrying value of funds withheld at interest approximates fair value except where the funds withheld are specifically identified in the agreement. When funds withheld are specifically identified in the agreement, the fair value is based on the fair value of the underlying assets which are held by the ceding company. The carrying values of cash and cash equivalents and short-term investments approximates fair values due to the short-term maturities of these instruments. Common and preferred equity investments and derivative financial instruments included in other invested assets are reflected at fair value on the condensed consolidated balance sheets based primarily on quoted market prices. Limited partnership interests included in other invested assets consist of those investments accounted for using the cost method. The remaining carrying value recognized in the condensed consolidated balance sheets represents investments in limited partnership interests accounted for using the equity method, which do not meet the definition of financial instruments for which fair value is required to be disclosed. The fair value of limited partnerships is based on net asset values. The carrying value for accrued investment income approximates fair value.

The carrying and fair values of interest-sensitive contract liabilities reflected in the table above exclude contracts with significant mortality risk. The fair value of the Company’s interest-sensitive contract liabilities and related reinsurance ceded receivables is based on the cash surrender value of the liabilities, adjusted for recapture fees. The fair value of the Company’s long-term debt is estimated based on either quoted market prices or quoted market prices for the debt of corporations with similar credit quality. The fair values of the Company’s collateral finance facility and company-obligated mandatorily redeemable preferred securities are estimated using discounted cash flows. See Note 14 — “Financing Activities and Stock Transactions”, for information regarding the Company’s remarketing of its company-obligated mandatorily redeemable preferred securities in March 2011.
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
For invested assets reported at fair value, the Company utilizes when available, fair values based on quoted prices in active markets that are regularly and readily obtainable. Generally, these are very liquid investments and the valuation does not require management judgment. When quoted prices in active markets are not available, fair value is based on the market valuation techniques described above, primarily a combination of the market approach, including matrix pricing and the income approach. For corporate and government securities, the assumptions and inputs used by management in applying these techniques include, but are not limited to: using standard market observable inputs which are derived from, or corroborated by, market observable data including market yield curve, duration, call provisions, observable prices and spreads for similar publicly traded or privately traded issues the incorporate the credit quality and industry sector of the issuer. For structured securities that include residential mortgage-backed securities, commercial mortgage-backed securities and asset-backed securities, valuation is based primarily on matrix pricing or other similar techniques using standard market inputs including spreads for actively traded securities, spreads off benchmark yields, expected prepayment speeds and volumes, current and forecasted loss severity, rating, weighted average coupon, weighted average maturity, average delinquency rates, geographic region, debt-service coverage ratios and issuance-specific information including, but not limited to: collateral type, payment terms of the underlying assets, payment priority within the tranche, structure of the security, deal performance and vintage of loans.
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
For the quarters ended March 31, 2011 and 2010, the application of market standard valuation techniques applied to similar assets and liabilities has been consistent.
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

When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest priority level input that is significant to the fair value measurement in its entirety. For example, a Level 3 fair value measurement may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Therefore, gains and losses for such assets and liabilities categorized within Level 3 may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3). Assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010 are summarized below (dollars in thousands).
March 31, 2011:

		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities — available-for-sale:
Corporate securities	$7,467,464	$14,765	$6,512,229	$940,470
Canadian and Canadian provincial governments	3,018,401	—	3,018,401	—
Residential mortgage-backed securities	1,416,128	—	1,277,560	138,568
Asset-backed securities	377,573	—	175,327	202,246
Commercial mortgage-backed securities	1,365,715	—	1,162,321	203,394
U.S. government and agencies securities	194,636	180,085	14,551	—
State and political subdivision securities	189,401	6,769	137,551	45,081
Other foreign government securities	501,836	4,278	491,063	6,495

Total fixed maturity securities — available-for-sale	14,531,154	205,897	12,789,003	1,536,254
Funds withheld at interest — embedded derivatives	(183,685)	—	—	(183,685)
Short-term investments	4,008	1,936	2,072	—
Other invested assets:
Non-redeemable preferred stock	102,385	76,698	25,267	420
Other equity securities	42,256	2,856	25,266	14,134
Derivatives:
Interest rate swaps	5,596	—	5,596	—
Foreign currency forwards	4,936	—	4,936	—
CPI swaps	2,455	—	2,455	—
Credit default swaps	1,603	—	1,603	—
Equity options	38,153	—	38,153	—
Collateral	57,563	57,563	—	—

Total other invested assets	254,947	137,117	103,276	14,554
Reinsurance ceded receivable — embedded derivatives	82,482	—	—	82,482

Total	$14,688,906	$344,950	$12,894,351	$1,449,605

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$739,017	$—	$—	$739,017
Other liabilities:
Derivatives:
Interest rate swaps	19,203	—	19,203	—
Credit default swaps	1,025	—	1,025	—
Foreign currency swaps	58,760	—	58,760	—

Total	$818,005	$—	$78,988	$739,017

December 31, 2010:

		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities — available-for-sale:
Corporate securities	$7,155,505	$16,182	$6,266,987	$872,336
Canadian and Canadian provincial governments	3,023,483	—	3,023,483	—
Residential mortgage-backed securities	1,473,077	—	1,289,786	183,291
Asset-backed securities	391,209	—	162,651	228,558
Commercial mortgage-backed securities	1,337,853	—	1,190,297	147,556
U.S. government and agencies securities	206,216	166,861	39,355	—
State and political subdivision securities	164,460	6,865	150,612	6,983
Other foreign government securities	552,794	4,037	542,178	6,579

Total fixed maturity securities — available-for-sale	14,304,597	193,945	12,665,349	1,445,303
Funds withheld at interest — embedded derivatives	(274,220)	—	—	(274,220)
Short-term investments	4,041	1,988	2,053	—
Other invested assets:
Non-redeemable preferred stock	99,550	72,393	26,737	420
Other equity securities	40,661	5,126	19,119	16,416
Derivatives:
Interest rate swaps	20,042	—	20,042	—
Foreign currency forwards	5,924	—	5,924	—
CPI swaps	1,491	—	1,491	—
Credit default swaps	2,429	—	2,429	—
Equity options	5,043	—	5,043	—
Collateral	48,223	48,223	—	—

Total other invested assets	223,363	125,742	80,785	16,836
Reinsurance ceded receivable — embedded derivatives	75,431	—	—	75,431

Total	$14,333,212	$321,675	$12,748,187	$1,263,350

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$721,485	$—	$—	$721,485
Other liabilities:
Derivatives:(1)
Interest rate swaps	18,850	—	18,850	—
Credit default swaps	131	—	131	—
Foreign currency swaps	45,749	—	45,749	—

Total	$786,215	$—	$64,730	$721,485

(1)	Balances have been adjusted due to typographical errors in the 2010 Annual Report.
Fixed Maturity Securities — The fair values of the Company’s public fixed maturity securities, which include corporate and structured securities, are generally based on prices obtained from independent pricing services. Prices from pricing services are sourced from multiple vendors, and a vendor hierarchy is maintained by asset type based on historical pricing experience and vendor expertise. The Company generally receives prices from multiple pricing services for each security, but ultimately uses the price from the pricing service highest in the vendor hierarchy based on the respective asset type. To validate reasonability, prices are periodically reviewed by internal asset managers through comparison with directly observed recent market trades and internal estimates of current fair value, developed using market observable inputs and economic indicators. Consistent with the fair value hierarchy described above, securities with validated quotes from pricing services are generally reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs. If the pricing information received from third party pricing services is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process with the pricing service.
If the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of market activity, non-binding broker quotes are used, if available. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may override the information from the pricing service or broker with an internally developed valuation, however this occurs infrequently. Internally developed valuations or non-binding broker quotes are also used to determine fair value in circumstances where vendor pricing is not available. These estimates may use significant unobservable inputs, which reflect the Company’s assumptions about the inputs market participants would use in pricing the asset. Circumstances where observable market data are not available may include events such as market illiquidity and credit events related to the security. Pricing service overrides, internally developed valuations and non-binding broker quotes are generally based on significant unobservable inputs and are often reflected as Level 3 in the valuation hierarchy.

The fair value of private fixed maturities, which are primarily comprised of investments in private placement securities, are primarily determined using a discounted cash flow model. In certain cases these models primarily use observable inputs with a discount rate based upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions, taking into account, among other factors, the credit quality and industry sector of the issuer and the reduced liquidity associated with private placements. Generally, these securities have been reflected within Level 2. For certain private fixed maturities, the discounted cash flow model may also incorporate significant unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the security. To the extent management determines that such unobservable inputs are not significant to the price of a security, a Level 2 classification is made. Otherwise, a Level 3 classification is used.
Funds Withheld at Interest — Embedded Derivatives — For embedded derivative liabilities associated with the underlying products in reinsurance treaties, primarily equity-indexed and variable annuity treaties, the Company utilizes a market standard technique, which includes an estimate of future equity option purchases and an adjustment for the Company’s own credit risk that takes into consideration the Company’s financial strength rating, also commonly referred to as a claims paying rating. The capital market inputs to the model, such as equity indexes, equity volatility, interest rates and the Company’s credit adjustment, are generally observable. However, the valuation models also use inputs requiring certain actuarial assumptions such as future interest margins, policyholder behavior, including future equity participation rates, and explicit risk margins related to non-capital market inputs, that are generally not observable and may require use of significant management judgment. Changes in interest rates, equity indices, equity volatility, the Company’s own credit risk, and actuarial assumptions regarding policyholder behavior may result in significant fluctuations in the value of embedded derivatives liabilities associated with equity-indexed annuity reinsurance treaties.
The fair value of embedded derivatives associated with funds withheld reinsurance treaties is determined based upon a total return swap technique with reference to the fair value of the investments held by the ceding company that support the Company’s funds withheld at interest asset. The fair value of the underlying assets is generally based on market observable inputs using industry standard valuation techniques. However, the valuation also requires certain significant inputs based on actuarial assumptions, which are generally not observable and accordingly, the valuation is considered Level 3 in the fair value hierarchy.
Short-Term Investments — Short-term investments included in the fair value disclosure consist primarily of corporate bonds that were purchased within one year of maturity. For some, the market value of the bonds are derived from unadjusted quoted prices in active markets and are primarily classified as Level 1. The remaining short-term investments are typically not traded in active markets; however their fair values are often based on significant market observable data such that they are classified as Level 2. Certain short-term investments are not measured at estimated fair value and therefore are excluded from the tables presented.
Equity Securities — Equity securities consist principally of preferred stock of publicly and privately traded companies. The fair values of most publicly traded equity securities are based on quoted market prices in active markets for identical assets and are classified within Level 1 in the fair value hierarchy. Estimated fair values for most privately traded equity securities are determined using valuation models that require a substantial level of judgment. In determining the fair value of certain privately traded equity securities the models may also use unobservable inputs, which reflect the Company’s assumptions about the inputs market participants would use in pricing. Most privately traded equity securities are classified within Level 3. The fair values of preferred equity securities are based on prices obtained from independent pricing services and these securities are generally classified within Level 2 in the fair value hierarchy.
Derivative Assets and Derivative Liabilities — Level 1 measurement includes assets and liabilities comprised of exchange-traded derivatives. Valuation is based on unadjusted quoted prices in active markets that are readily and regularly available. Level 2 measurement includes all types of derivative instruments utilized by the Company with the exception of exchange-traded derivatives. These derivatives are principally valued using an income approach. Valuations of interest rate contracts, non-option-based, are based on present value techniques, which utilize significant inputs that may include the swap yield curve, LIBOR basis curves, and repurchase rates. Valuations of foreign currency contracts, non-option-based, are based on present value techniques, which utilize significant inputs that may include the swap yield curve, LIBOR basis curves, currency spot rates, and cross currency basis curves. Valuations of credit contracts, non-option-based, are based on present value techniques, which utilize significant inputs that may include the swap yield curve, credit curves, and recovery rates. Valuations of equity market contracts, non-option-based, are based on present value techniques, which utilize significant inputs that may include the swap yield curve, spot equity index levels, and dividend yield curves. Valuations of equity market contracts, option-based, are based on option pricing models, which utilize significant inputs that may include the swap yield curve, spot equity index levels, dividend yield curves, and equity volatility. The Company does not currently have derivatives included in Level 3 measurement.

As of March 31, 2011 and December 31, 2010, respectively, the Company classified approximately 10.6% and 10.1% of its fixed maturity securities in the Level 3 category. These securities primarily consist of private placement corporate securities with an inactive trading market. Additionally, the Company has included asset-backed securities with sub-prime exposure and mortgage-backed securities with below investment grade ratings in the Level 3 category due to the current market uncertainty associated with these securities and the Company’s utilization of information from third parties for the valuation of these securities.
The tables below provide a summary of the changes in fair value of Level 3 assets and liabilities for the three months ended March 31, 2011, as well as the portion of gains or losses included in income for the three months ended March 31, 2011 attributable to unrealized gains or losses related to those assets and liabilities still held at March 31, 2011 (dollars in thousands).
For the three months ended March 31, 2011:

	Fixed maturity securities — available-for-sale
		Residential		Commercial
		mortgage-		mortgage-
	Corporate	backed	Asset-backed	backed
	securities	securities	securities	securities
Balance January 1, 2011	$872,336	$183,291	$228,558	$147,556
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	88	260	582	558
Investment related gains (losses), net	420	(357)	844	(489)
Claims & other policy benefits	—	—	—	—
Interest credited	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—
Included in other comprehensive income	226	7,394	4,231	33,141
Purchases(1)	100,202	453	4,872	2,613
Sales(1)	(1,670)	(14,065)	(18,299)	—
Settlements(1)	(50,679)	(8,160)	(8,148)	(330)
Transfers into Level 3(2)	34,410	5,001	11,326	55,189
Transfers out of Level 3(2)	(14,863)	(35,249)	(21,720)	(34,844)

Balance March 31, 2011	$940,470	$138,568	$202,246	$203,394

Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period Included in earnings, net:
Investment income, net of related expenses	$74	$258	$507	$554
Investment related gains (losses), net	(514)	—	(552)	(489)
Claims & other policy benefits	—	—	—	—
Interest credited	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—
For the three months ended March 31, 2011 (continued):

	Fixed maturity securities —
	available-for-sale
	State		Funds withheld
	and political	Other foreign	at interest-
	subdivision	government	embedded	Short-term
	securities	securities	derivative	investments
Balance January 1, 2011	$6,983	$6,579	$(274,220)	$—
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	368	1	—	—
Investment related gains (losses), net	(4)	—	90,535	—
Claims & other policy benefits	—	—	—	—
Interest credited	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—
Included in other comprehensive income	2,675	(106)	—	—
Purchases(1)	871	—	—	—
Sales(1)	—	—	—	—
Settlements(1)	(21)	—	—	—
Transfers into Level 3(2)	34,209	21	—	—
Transfers out of Level 3(2)	—	—	—	—

Balance March 31, 2011	$45,081	$6,495	$(183,685)	$—

For the three months ended March 31, 2011 (continued):

Fixed maturity securities —
available-for-sale
	State		Funds withheld
	and political	Other foreign	at interest-
	subdivision	government	embedded	Short-term
	securities	securities	derivative	investments
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period Included in earnings, net:
Investment income, net of related expenses	$368	$(37)	$—	$83
Investment related gains (losses), net	—	—	90,535	—
Claims & other policy benefits	—	—	—	—
Interest credited	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—
For the three months ended March 31, 2011 (continued):

	Other invested		Reinsurance	Interest sensitive
	assets- non-	Other invested	ceded receivable-	contract liabilities
	redeemable	assets- other	embedded	embedded
	preferred stock	equity securities	derivative	derivative
Balance January 1, 2011	$420	$16,416	$75,431	$(721,485)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	—	—	—	—
Investment related gains (losses), net	—	—	—	32,654
Claims & other policy benefits	—	—	—	919
Interest credited	—	—	—	(49,849)
Policy acquisition costs and other insurance expenses	—	—	7,839	—
Included in other comprehensive income	—	(2,282)	—	—
Purchases(1)	—	—	2,433	(19,917)
Sales(1)	—	—	—	—
Settlements(1)	—	—	(3,221)	18,661
Transfers into Level 3(2)	—	—	—	—
Transfers out of Level 3(2)	—	—	—	—

Balance March 31, 2011	$420	$14,134	$82,482	$(739,017)

Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period Included in earnings, net:
Investment income, net of related expenses	$—	$—	$—	$—
Investment related gains (losses), net	—	—	—	32,654
Claims & other policy benefits	—	—	—	1,353
Interest credited	—	—	—	(68,510)
Policy acquisition costs and other insurance expenses	—	—	7,839	—

(1)	The amount reported within purchases, sales and settlements is the purchase price (for purchases) and the sales/settlement proceeds (for sales and settlements) based upon the actual date purchased or sold/settled. Items purchased and sold/settled in the same period are excluded from the rollforward. The Company had no issuances during the period.

(2)	The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the beginning of the quarter in which the actual event or change in circumstances that caused the transfer occurs. Transfers into Level 3 are due to a lack of observable market data for these securities or, in accordance with company policy, when the ratings of certain asset classes fall below investment grade. Transfers out of Level 3 are due to an increase in observable market data or when the underlying inputs are evaluated and determined to be market observable. Transfers between Level 1 and Level 2 were not significant.
The tables below provide a summary of the changes in fair value of Level 3 assets and liabilities for the three months ended March 31, 2010, as well as the portion of gains or losses included in income for the three months ended March 31, 2010 attributable to unrealized gains or losses related to those assets and liabilities still held at March 31, 2010 (dollars in thousands).

For the year ended March 31, 2010:

	Fixed maturity securities — available-for-sale
		Residential		Commercial
		mortgage-		mortgage-
	Corporate	backed	Asset-backed	backed
	securities	securities	securities	securities
Balance January 1, 2010	$1,036,891	$144,457	$262,767	$329,560
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	222	401	536	660
Investment related gains (losses), net	1,888	(1,571)	(473)	(194)
Claims & other policy benefits	—	—	—	—
Interest credited	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—
Included in other comprehensive income	17,177	521	10,437	(943)
Purchases, sales and settlements(1)	(6,252)	18,561	(8,013)	4,363
Transfers into Level 3(2)	27,313	48,428	9,950	9,940
Transfers out of Level 3(2)	(247,962)	(182)	(68,984)	(225,677)

Balance March 31, 2010	$829,277	$210,615	$206,220	$117,709

Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period Included in earnings, net:
Investment income, net of related expenses	$156	$342	$525	$641
Investment related gains (losses), net	(585)	(2,035)	—	(2,466)
Claims & other policy benefits	—	—	—	—
Interest credited	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—
For the year ended March 31, 2010 (continued):

	Fixed maturity securities —
	available-for-sale
	State		Funds withheld
	and political	Other foreign	at interest-
	subdivision	government	embedded	Short-term
	securities	securities	derivative	investments
Balance January 1, 2010	$12,080	$17,303	$(434,494)	$443
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	12	1	—	—
Investment related gains (losses), net	(4)	—	122,635	—
Claims & other policy benefits	—	—	—	—
Interest credited	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—
Included in other comprehensive income	1,278	(5)	—	—
Purchases, sales and settlements(1)	(20)	(2,846)	—	(270)
Transfers into Level 3(2)	—	2,178	—	—
Transfers out of Level 3(2)	(1,860)	(14,457)	—	(173)

Balance March 31, 2010	$11,486	$2,174	$(311,859)	$—

Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period Included in earnings, net:
Investment income, net of related expenses	$12	$1	$—	$—
Investment related gains (losses), net	—	—	122,635	—
Claims & other policy benefits	—	—	—	—
Interest credited	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—

For the year ended March 31, 2010 (continued):

	Other invested		Reinsurance	Interest sensitive
	assets- non-	Other invested	ceded receivable-	contract liabilities
	redeemable	assets- other	embedded	embedded
	preferred stock	equity securities	derivative	derivative

Balance January 1, 2010	$6,775	$10,436	$68,873	$(608,654)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(1)	—	—	—
Investment related gains (losses), net	—	—	—	7,171
Claims & other policy benefits	—	—	—	457
Interest credited	—	—	—	12,187
Policy acquisition costs and other insurance expenses	—	—	(1,133)	—
Included in other comprehensive income	(118)	1,775	—	—
Purchases, sales and settlements(1)	(2,146)	625	171	(5,693)
Transfers into Level 3(2)	—	—	—	—
Transfers out of Level 3(2)	(412)	—	—	—

Balance March 31, 2010	$4,098	$12,836	$67,911	$(594,532)

Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(1)	$—	$—	$—
Investment related gains (losses), net	—	—	—	7,171
Claims & other policy benefits	—	—	—	(18)
Interest credited	—	—	—	2,689
Policy acquisition costs and other insurance expenses	—	—	659	—

(1)	The amount reported within purchases, sales and settlements is the purchase price (for purchases) and the sales/settlement proceeds (for sales and settlements) based upon the actual date purchased or sold/settled. Items purchased and sold/settled in the same period are excluded from the rollforward. The Company had no issuances during the period.

(2)	The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the beginning of the quarter in which the actual event or change in circumstances that caused the transfer occurs. Transfers into Level 3 are due to a lack of observable market data for these securities or, in accordance with company policy, when the ratings of certain asset classes fall below investment grade. Transfers out of Level 3 are due to an increase in observable market data or when the underlying inputs are evaluated and determined to be market observable. Transfers between Level 1 and Level 2 were not significant.
7. Segment Information
The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in Note 2 of the consolidated financial statements accompanying the 2010 Annual Report. The Company measures segment performance primarily based on profit or loss from operations before income taxes. There are no intersegment reinsurance transactions and the Company does not have any material long-lived assets. Investment income is allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes.
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

	Three months ended March 31,
Total revenues:	2011	2010
U.S.	$1,352,140	$1,286,591
Canada	265,509	252,771
Europe & South Africa	280,322	226,781
Asia Pacific	339,205	309,856
Corporate and Other	45,259	24,186

Total	$2,282,435	$2,100,185

	Three months ended March 31,
Income before income taxes:	2011	2010
U.S.	$150,897	$131,572
Canada	30,671	18,973
Europe & South Africa	26,319	10,657
Asia Pacific	25,328	26,445
Corporate and Other	8,634	5,668

Total	$241,849	$193,315

Total Assets:	March 31, 2011	December 31, 2010
U.S.	$17,483,949	$17,470,744
Canada	3,558,495	3,441,915
Europe & South Africa	1,685,138	1,584,007
Asia Pacific	2,615,050	2,440,316
Corporate and Other	4,167,387	4,144,926

Total	$29,510,019	$29,081,908

8. Commitments and Contingent Liabilities
The Company’s commitment to fund investments in limited partnerships, commercial mortgage loans and private placement investments were $161.7 million, $6.8 million and $24.1 million, respectively, at March 31, 2011. The Company’s commitment to fund investments in limited partnerships, commercial mortgage loans and private placement investments were $147.2 million, $6.7 million and $7.5 million, respectively, at December 31, 2010. The Company anticipates that the majority of its current commitments will be invested over the next five years; however, these commitments could become due any time at the request of the counterparties. Investments in limited partnerships and private placements are carried at cost or accounted for using the equity method and included in other invested assets in the condensed consolidated balance sheets.
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
The Company has obtained letters of credit, issued by banks, in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions. At March 31, 2011 and December 31, 2010, there were approximately $16.4 million and $16.0 million, respectively, of undrawn outstanding bank letters of credit in favor of third parties. Additionally, the Company utilizes letters of credit to secure reserve credits when it retrocedes business to its subsidiaries, including Parkway Reinsurance Company, Timberlake Financial, L.L.C., RGA Americas Reinsurance Company, Ltd., RGA Reinsurance Company (Barbados) Ltd. and RGA Atlantic Reinsurance Company, Ltd. The Company cedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions, such as the U.S. and the United Kingdom. The capital required to support the business in the affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of March 31, 2011 and December 31, 2010, $423.0 million and $518.4 million, respectively, in undrawn letters of credit from various banks were outstanding, backing reinsurance between various subsidiaries of the Company. The banks providing letters of credit to the Company are included on the National Association of Insurance Commissioners (“NAIC”) list of approved banks.
The Company maintains a syndicated revolving credit facility with an overall capacity of $750.0 million, which is scheduled to mature in September 2012. The Company may borrow cash and obtain letters of credit in multiple currencies under this facility. As of March 31, 2011, the Company had $152.4 million in issued, but undrawn, letters of credit under this facility, which is included in the total above. Applicable letter of credit fees and fees payable for the credit facility depend upon the Company’s senior unsecured long-term debt rating. The Company also maintains a $200.0 million letter of credit facility which is scheduled to mature in September 2019. This letter of credit is expected to be fully utilized though 2016 and then amortize to zero by 2019. As of March 31, 2011, the Company had $200 million in issued, but undrawn, letters of credit under this facility, which is included in the total above. Letter of credit fees for this facility are fixed for the term of the facility. Fees associated with the Company’s other letters of credit are not fixed for periods in excess of one year and are based on the Company’s ratings and the general availability of these instruments in the marketplace.
RGA has issued guarantees to third parties on behalf of its subsidiaries for the payment of amounts due under certain credit facilities, reinsurance treaties and office lease obligations, whereby, if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. In limited circumstances, treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA’s subsidiary is relatively new, unrated, or not of a significant size, relative to the ceding company. Liabilities supported by the treaty guarantees, before consideration for any legally offsetting amounts due from the guaranteed party, totaled $629.0 million and $600.8 million as of March 31, 2011 and December 31, 2010, respectively, and are reflected on the Company’s condensed consolidated balance sheets in future policy benefits. As of March 31, 2011 and December 31, 2010, the Company’s exposure related to treaty guarantees, net of assets held in trust, was $393.6 million and $352.0 million, respectively. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to trust preferred securities and borrowed securities provide additional security to third parties should a subsidiary fail to make principal and/or interest payments when due. As of March 31, 2011, RGA’s exposure related to these guarantees was $310.4 million.
The Company’s subsidiary, Manor Reinsurance, Ltd., has obtained $300.0 million of collateral financing through 2020 from an international bank which enabled Manor Re to deposit assets in trust to support statutory reserve credit for an affiliated reinsurance transaction. The bank has recourse to RGA should Manor Re fail to make payments or otherwise not perform its obligations under this financing.
In addition, the Company indemnifies its directors and officers as provided in its charters and by-laws. Since this indemnity generally is not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under this indemnity in the future.
9. Income Tax
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the three months ended March 31, 2011 and 2010 are as follows (dollars in thousands):

	Total Unrecognized		Unrecognized Tax Benefits That, If Recognized,
	Tax Benefits		Would Affect The Effective Tax Rate
	2011	2010	2011	2010
Balance, beginning of year	$182,354	$221,040	$21,275	$17,332
Additions for tax positions of prior years	9,684	—	1,546	—
Reductions for tax positions of prior years	—	(42,628)	—	—
Additions for tax positions of current year	984	989	984	989

Balance, end of period	$193,022	$179,401	$23,805	$18,321

During the first quarter of 2011, the Company increased its accrual for uncertain tax positions that are timing in nature and have no impact on the Company’s effective tax rate by approximately $8.2 million, or $9.6 million including after-tax interest. The Company also increased its uncertain tax positions that would impact the effective tax rate by approximately $2.5 million.
During the first quarter of 2010, the Company reduced its accrual for uncertain tax positions that are timing in nature and have no impact on the Company’s effective tax rate by approximately $47.7 million, including after-tax interest. The Company also increased its uncertain tax positions that would impact the effective tax rate by approximately $1.0 million.

10. Employee Benefit Plans
The components of net periodic benefit costs for the three months ended March 31, 2011 and 2010 were as follows (dollars in thousands):

	Pension Benefits		Other Benefits
	Three months ended March 31,		Three months ended March 31,
	2011	2010	2011	2010

Net periodic benefit cost:
Service cost	$1,415	$1,086	$212	$149
Interest Cost	890	913	220	169
Expected return on plan assets	(644)	(486)	—	—
Amortization of prior service cost	7	7	—	—
Amortization of prior actuarial gain (loss)	188	439	59	5

Total	$1,856	$1,959	$491	$323

The Company made no pension contributions in the first quarter of 2011 but expects to make total pension contributions of $4.6 million in 2011.
11. Equity Based Compensation
Equity compensation expense was $7.8 million and $6.6 million in the first quarter of 2011 and 2010, respectively. In the first quarter of 2011, the Company granted 0.5 million stock appreciation rights at $59.74 weighted average per share and 0.2 million performance contingent units to employees. Additionally, non-employee directors were granted a total of 14,200 shares of common stock. As of March 31, 2011, 1.7 million share options at $42.28 weighted average per share were vested and exercisable with a remaining weighted average exercise period of 4.1 years. As of March 31, 2011, the total compensation cost of non-vested awards not yet recognized in the financial statements was $35.6 million. It is estimated that these costs will vest over a weighted average period of 2.6 years.
12. Retrocession Arrangements and Reinsurance Ceded Receivables
The Company generally reports retrocession activity on a gross basis. Amounts paid or deemed to have been paid for reinsurance are reflected in reinsurance ceded receivables. The cost of reinsurance related to long-duration contracts is recognized over the terms of the reinsured policies on a basis consistent with the reporting of those policies.
Retrocessions are arranged through the Company’s retrocession pools for amounts in excess of the Company’s retention limit. As of March 31, 2011 and December 31, 2010, all rated retrocession pool participants followed by the A.M. Best Company were rated “A- (excellent)” or better. The Company verifies retrocession pool participants’ ratings on a quarterly basis. For a majority of the retrocessionaires that were not rated, security in the form of letters of credit or trust assets has been given as additional security in favor of RGA Reinsurance Company (“RGA Reinsurance”). In addition, the Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance. In addition to its third party retrocessionaires, various RGA reinsurance subsidiaries retrocede amounts in excess of their retention to RGA Reinsurance, RGA Reinsurance Company (Barbados) Ltd., RGA Americas Reinsurance, Ltd., Manor Reinsurance, Ltd., RGA Worldwide Reinsurance Company, Ltd., or RGA Atlantic Reinsurance Company, Ltd.
As of March 31, 2011 and December 31, 2010, the Company had claims recoverable from retrocessionaires of $137.9 million and $162.4 million, respectively, which is included in reinsurance ceded receivables, in the condensed consolidated balance sheets. The Company considers outstanding claims recoverable in excess of 90 days to be past due. There was $18.2 million and $16.0 million of past due claims recoverable as of March 31, 2011 and December 31, 2010, repectively. Based on the Company’ s annual financial reviews noted in the paragraph above, the Company has not established a valuation allowance for claims recoverable from retrocessionaires. The Company has never experienced a material default in connection with retrocession arrangements, nor has it experienced any difficulty in collecting claims recoverable from retrocessionaires; however, no assurance can be given as to the future performance of such retrocessionaires or as to recoverability of any such claims.

13. Repurchase of Collateral Finance Facility Notes
During the first quarter of 2011, the Company repurchased $12.7 million face amount of its Series A Floating Rate Insured Notes issued by RGA’s subsidiary, Timberlake Financial, L.L.C., for $7.6 million, which was the market value at the date of the purchase. The notes were purchased by RGA Reinsurance Company, also a subsidiary of RGA. As a result, the Company recorded a pre-tax gain of $5.0 million, after fees, in other revenues in the first quarter of 2011.
14. Financing Activities and Stock Transactions
In anticipation of the redemption and remarketing of the Company’s trust preferred securities discussed below, the Company purchased 3.0 million shares of its outstanding common stock from MetLife, Inc. on February 15, 2011, at a price of $61.14 per share, reflecting the closing price of the Company’s common stock on February 14, 2011. The purchased common shares are held as treasury stock.
On March 4, 2011, the Company completed the remarketing of approximately 4.5 million trust preferred securities with an aggregate accreted value of approximately $158.2 million that were initially issued as a component of its Trust Preferred Income Equity Redeemable Securities (“PIERS Units”). When issued, each PIERS Unit initially consisted of (1) a preferred security issued by RGA Capital Trust I, a financing subsidiary of RGA, with an annual distribution rate of 5.75 percent and stated maturity of March 18, 2051, and (2) a warrant to purchase at any time prior to December 15, 2050, 1.2508 shares of RGA common stock. Approximately 4.4 million of the warrants were exercised on March 4, 2011, at a price of $35.44 per warrant, resulting in the issuance of approximately 5.5 million shares, with cash paid in lieu of fractional shares. The warrant exercise price was paid to the Company. Remaining warrants were redeemed in cash at their redemption amount of $14.56 per warrant. As a result of the remarketing, the remarketed preferred securities now have an accreted value of $35.44 per security, which will remain fixed until maturity, with a fixed annual distribution rate of 2.375 percent. The remarketed preferred securities will mature on June 5, 2011 and the accreted value will be payable on June 6, 2011. The proceeds from the remarketing were paid directly to the selling holders, unless holders timely elected to exercise their warrants in lieu of mandatory redemption, in which case the proceeds were applied on behalf of such selling holders to satisfy in full the exercise price of the warrants. Preferred securities of holders who timely elected to opt out of the remarketing have been adjusted to match the terms of the remarketed preferred securities. In the first quarter of 2011, the Company recorded a $4.4 million pre-tax loss, included in other operating expenses, related to the recognition of the unamortized issuance costs of the original preferred securities.
On March 7, 2011, the Company entered into an accelerated share repurchase (“ASR”) agreement with a financial counterparty. Under the ASR agreement, the Company purchased 2.5 million shares of its outstanding common stock at an initial price of $59.76 per share and an aggregate price of approximately $149.4 million. The purchase price was funded from cash on hand. In order to deliver the shares to the Company on the settlement date of March 8, 2011, the counterparty borrowed Company shares from the stock loan market. Under the ASR agreement, the counterparty purchases an equivalent number of shares of common stock in the open market over time in order to pay back the shares it borrowed. At the end of this period, the Company may receive, or may be required to remit, a purchase price adjustment based upon the volume weighted average price of its common shares during the period. The purchase price adjustment can be settled, at the election of the Company, in cash or in shares of its common stock. The common shares repurchased have been placed into treasury to be used for general corporate purposes.
The Company’s share purchase transactions described above are intended to offset share dilution associated with the issuance of approximately 5.5 million common shares from the exercise of warrants as discussed above.
15. New Accounting Standards
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
Consolidation and Business Combinations
In December 2010, the FASB amended the general accounting principles for Business Combinations as it relates to the disclosure of supplementary pro forma information for business combinations. The amendment requires the disclosure of pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. This amendment also explains that if comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The amendment is effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of this amendment did not have an impact on the Company’s condensed consolidated financial statements.
In February 2010, the FASB amended the general accounting principles for Consolidation as it relates to the assessment of a variable interest entity for potential consolidation. The amendment defers the effective date of the Consolidation amendment made in June 2009 for certain variable interest entities. This update also clarifies how a related party’s interest should be considered when evaluating variable interests. The amendment is effective for interim and annual reporting periods beginning after January 31, 2010. The adoption of this amendment did not have an impact on the Company’s condensed consolidated financial statements.
In January 2010, the FASB amended the general accounting principles for Consolidation as it relates to decreases in ownership of a subsidiary. This amendment clarifies the scope of the decrease in ownership provisions. This amendment also requires additional disclosures about the deconsolidation of a subsidiary or derecognition of a group of assets. The amendment is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this amendment did not have an impact on the Company’s condensed consolidated financial statements.
In June 2009, the FASB amended the general accounting principles for Consolidation as it relates to the assessment of a variable interest entity for potential consolidation. This amendment also requires additional disclosures to provide transparent information regarding the involvement in a variable interest entity. The amendment is effective for interim and annual reporting periods beginning after November 15, 2009. The adoption of this amendment did not have a material impact on the Company’s condensed consolidated financial statements.
Investments
In April 2011, the FASB amended the general accounting principles for Receivables as it relates to a creditor’s determination of whether a restructuring is a troubled debt restructuring. This amendment clarifies the guidance related to the creditor’s evaluation of whether it has granted a concession and whether the debtor is experiencing financial difficulties. It also clarifies that the creditor is precluded from using the effective interest rate test when evaluating whether a restructuring constitutes a troubled debt restructuring. The amendment is effective for interim and annual reporting periods beginning on or after June 15, 2011. The Company is currently evaluating the impact of this amendment on its condensed consolidated financial statements.
In July 2010, the FASB amended the general accounting principles for Receivables as it relates to the disclosures about the credit quality of financing receivables and the allowance for credit losses. This amendment requires additional disclosures that provide a greater level of disaggregated information about the credit quality of financing receivables and the allowance for credit losses. It also requires the disclosure of credit quality indicators, past due information, and modifications of financing receivables. The amendment is effective for interim and annual reporting periods ending on or after December 15, 2010, except for disclosures about activity that occurs during the reporting period. Those disclosures are effective for interim and annual reporting periods beginning after December 15, 2010. The Company adopted this amendment and the required disclosures are provided in Note 4 — “Investments” and in Note 12 — “Retrocession Arrangements and Reinsurance Ceded Receivables”.
Transfers and Servicing
In June 2009, the FASB amended the general accounting principles for Transfers and Servicing as it relates to the transfers of financial assets. This amendment also requires additional disclosures to address concerns regarding the transparency of transfers of financial assets. The amendment is effective for interim and annual reporting periods beginning after November 15, 2009. The adoption of this amendment did not have a material impact on the Company’s condensed consolidated financial statements.
Derivatives and Hedging
In March 2010, the FASB amended the general accounting principles for Derivatives and Hedging as it relates to embedded derivatives. This amendment clarifies the scope exception for embedded credit derivative features related to the transfer of credit risk in the form of subordination of a financial instrument to another. The amendment is effective for financial statements issued for interim and annual reporting periods beginning after June 15, 2010. The adoption of this amendment did not have a material impact on the Company’s condensed consolidated financial statements.

Fair Value Measurements and Disclosures
In January 2010, the FASB amended the general accounting principles for Fair Value Measurements and Disclosures as it relates to the disclosures about fair value measurements. This amendment requires new disclosures about the transfers in and out of Level 1 and 2 measurements and also enhances disclosures about the activity within the Level 3 measurements. It also clarifies the required level of disaggregation and the disclosures regarding valuation techniques and inputs to fair value measurements. The amendment is effective for interim and annual reporting periods beginning after December 15, 2009, except for the enhanced Level 3 disclosures. Those disclosures are effective for interim and annual reporting periods beginning after December 15, 2010. The Company adopted this amendment and the required disclosures are provided in Note 6 — “Fair Value of Financial Instruments”.
Deferred Policy Acquisition Costs
In October 2010, the FASB amended the general accounting principles for Financial Services — Insurance as it relates to accounting for costs associated with acquiring or renewing insurance contracts. This amendment clarifies that only those costs that result directly from and are essential to the contract transaction and that would not have been incurred had the contract transaction not occurred can be capitalized. It also defines acquisitions costs as costs that are related directly to the successful acquisitions of new or renewal insurance contracts. The amendment is effective for interim and annual reporting periods beginning after December 15, 2011. The Company is currently evaluating the impact of this amendment on its condensed consolidated financial statements.
Compensation
In April 2010, the FASB amended the general accounting principles for Compensation as it relates to stock compensation. This amendment clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. The amendment is effective for interim and annual reporting periods after December 15, 2010. The adoption of this amendment did not have an impact on the Company’s condensed consolidated financial statements.
Debt
In October 2009, the FASB amended the general accounting principles for Debt as it relates to the accounting for own-share lending arrangements entered into in contemplation of a convertible debt issuance or other financing. This amendment provides accounting and disclosure guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. The amendment is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this amendment did not have an impact on the Company’s condensed consolidated financial statements.
Equity
In January 2010, the FASB amended the general accounting principles for Equity as it relates to distributions to shareholders with components of stock and cash. This amendment clarifies that the stock portion of a distribution to shareholders, which allows them to elect to receive cash or stock with a limitation on the total amount of cash that shareholders can receive, is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. The amendment is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this amendment did not have an impact on the Company’s condensed consolidated financial statements.

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
Numerous important factors could cause actual results and events to differ materially from those expressed or implied by forward-looking statements including, without limitation, (1) adverse capital and credit market conditions and their impact on the Company’s liquidity, access to capital and cost of capital, (2) the impairment of other financial institutions and its effect on the Company’s business, (3) requirements to post collateral or make payments due to declines in market value of assets subject to the Company’s collateral arrangements, (4) the fact that the determination of allowances and impairments taken on the Company’s investments is highly subjective, (5) adverse changes in mortality, morbidity, lapsation or claims experience, (6) changes in the Company’s financial strength and credit ratings and the effect of such changes on the Company’s future results of operations and financial condition, (7) inadequate risk analysis and underwriting, (8) general economic conditions or a prolonged economic downturn affecting the demand for insurance and reinsurance in the Company’s current and planned markets, (9) the availability and cost of collateral necessary for regulatory reserves and capital, (10) market or economic conditions that adversely affect the value of the Company’s investment securities or result in the impairment of all or a portion of the value of certain of the Company’s investment securities, that in turn could affect regulatory capital, (11) market or economic conditions that adversely affect the Company’s ability to make timely sales of investment securities, (12) risks inherent in the Company’s risk management and investment strategy, including changes in investment portfolio yields due to interest rate or credit quality changes, (13) fluctuations in U.S. or foreign currency exchange rates, interest rates, or securities and real estate markets, (14) adverse litigation or arbitration results, (15) the adequacy of reserves, resources and accurate information relating to settlements, awards and terminated and discontinued lines of business, (16) the stability of and actions by governments and economies in the markets in which the Company operates, (17) competitive factors and competitors’ responses to the Company’s initiatives, (18) the success of the Company’s clients, (19) successful execution of the Company’s entry into new markets, (20) successful development and introduction of new products and distribution opportunities, (21) the Company’s ability to successfully integrate and operate reinsurance business that the Company acquires, (22) action by regulators who have authority over the Company’s reinsurance operations in the jurisdictions in which it operates, (23) the Company’s dependence on third parties, including those insurance companies and reinsurers to which the Company cedes some reinsurance, third-party investment managers and others, (24) the threat of natural disasters, catastrophes, terrorist attacks, epidemics or pandemics anywhere in the world where the Company or its clients do business, (25) changes in laws, regulations, and accounting standards applicable to the Company, its subsidiaries, or its business, (26) the effect of the Company’s status as an insurance holding company and regulatory restrictions on its ability to pay principal of and interest on its debt obligations, and (27) other risks and uncertainties described in this document and in the Company’s other filings with the Securities and Exchange Commission (“SEC”).
Forward-looking statements should be evaluated together with the many risks and uncertainties that affect the Company’s business, including those mentioned in this document and the cautionary statements described in the periodic reports the Company files with the SEC. These forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligations to update these forward-looking statements, even though the Company’s situation may change in the future. The Company qualifies all of its forward-looking statements by these cautionary statements. For a discussion of these risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements, you are advised to see Item 1A — “Risk Factors” in the 2010 Annual Report.
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
The Company derives revenues primarily from renewal premiums from existing reinsurance treaties, new business premiums from existing or new reinsurance treaties, income earned on invested assets, and fees earned from financial reinsurance transactions. The Company believes that industry trends have not changed materially from those discussed in its 2010 Annual Report.
The Company’s long-term profitability primarily depends on the volume and amount of claims incurred and its ability to adequately price the risks it assumes. While claims are reasonably predictable over a period of years, claims become less predictable over shorter periods and are subject to significant fluctuation from quarter to quarter and year to year. The maximum amount of individual life coverage the Company retains per life varies by market and can be up to $8.0 million. In certain limited situations, due to the acquisition of in force blocks of business, the Company has retained more than $8.0 million per individual life. Claims in excess of these retention amounts are retroceded to retrocessionaires; however, the Company remains fully liable to the ceding company for the entire amount of risk it assumes. The Company believes its sources of liquidity are sufficient to cover potential claims payments on both a short-term and long-term basis.
The Company measures performance based on income or loss before income taxes for each of its five segments. The Company’s U.S., Canada, Europe & South Africa and Asia Pacific operations provide traditional life reinsurance to clients. The Company’s U.S. operations also provide long-term care, group life and health reinsurance, annuity and financial reinsurance products. The Company also provides insurers with critical illness reinsurance in its Canada, Europe & South Africa and Asia Pacific operations. Additionally, Canada and Europe & South Africa operations provide longevity reinsurance and Asia Pacific operations provide financial reinsurance. The Corporate and Other segment results include among other things, the corporate investment activity, general corporate expenses, interest expense of RGA, operations of RGA Technology Partners, Inc. (“RTP”), a wholly-owned subsidiary that develops and markets technology solutions for the insurance industry, investment income and expense associated with the Company’s collateral finance facility and the provision for income taxes.
The Company allocates capital to its segments based on an internally developed economic capital model, the purpose of which is to measure the risk in the business and provide a basis upon which capital is allocated. The economic capital model considers the unique and specific nature of the risks inherent in the Company’s businesses. As a result of the economic capital allocation process, a portion of investment income and investment related gains and losses are credited to the segments based on the level of allocated capital. In addition, the segments are charged for excess capital utilized above the allocated economic capital basis. This charge is included in policy acquisition costs and other insurance expenses.
Results of Operations
Consolidated
Consolidated income before income taxes increased $48.5 million, or 25.1% for the first quarter of 2011, as compared to the same period in 2010. The increase was primarily due to increased net premiums and investment income in all segments. Also contributing to the favorable results was a favorable change in the value of embedded derivatives within the U.S. segment due to the impact of tightening credit spreads in the U.S. debt markets. Additionally, foreign currency fluctuations relative to the prior year favorably affected income before income taxes by approximately $5.1 million for the first quarter of 2011, as compared to the same period in 2010.
The Company recognizes in consolidated income, changes in the value of embedded derivatives on modified coinsurance (“Modco”) or funds withheld treaties, equity-indexed annuity treaties (“EIAs”) and variable annuity products. The change in the value of embedded derivatives related to reinsurance treaties written on a Modco or funds withheld basis are subject to the general accounting principles for Derivatives and Hedging related to embedded derivatives. The unrealized gains and losses associated with these embedded derivatives, after adjustment for deferred acquisition costs, decreased income before income taxes by $8.5 million in the first quarter of 2011, as compared to the same period in 2010. Changes in risk free rates used in the fair value estimates of embedded derivatives associated with EIAs affect the amount of unrealized gains and losses the Company recognizes. The unrealized gains and losses associated with EIAs, after adjustment for deferred acquisition costs and retrocession, increased income before income taxes by $3.1 million in the first quarter of 2011, as compared to the same period in 2010. The change in the Company’s liability for variable annuities associated with guaranteed minimum living benefits affects the amount of unrealized gains and losses the Company recognizes. The unrealized gains and losses associated with guaranteed minimum living benefits, after adjustment for deferred acquisition costs, increased income before income taxes by $19.9 million in the first quarter of 2011, as compared to the same period in 2010.
The combined changes in these three types of embedded derivatives, after adjustment for deferred acquisition costs and retrocession, resulted in an increase of approximately $14.5 million in consolidated income before income taxes in the first quarter of 2011, as compared to the same period in 2010. These fluctuations do not affect current cash flows, crediting rates or spread performance on the underlying treaties. Therefore, management believes it is helpful to distinguish between the effects of changes in these embedded derivatives and the primary factors that drive profitability of the underlying treaties, namely investment income, fee income, and interest credited.
Consolidated net premiums increased $107.7 million, or 6.6%, for the three months ended March 31, 2011, as compared to the same period in 2010, due to growth in life reinsurance in force and foreign currency fluctuations. Foreign currency fluctuations favorably affected net premiums by approximately $42.5 million for the first quarter of 2011, as compared to the same period in 2010. Consolidated assumed life insurance in force increased to $2,587.9 billion as of March 31, 2011 from $2,363.1 billion as of March 31, 2010 due to new business production and favorable foreign currency fluctuations. The Company added new business production, measured by face amount of insurance in force, of $88.2 billion and $78.8 billion during the first quarter of 2011 and 2010, respectively. Management believes industry consolidation and the established practice of reinsuring mortality risks should continue to provide opportunities for growth, albeit at rates less than historically experienced.
Consolidated investment income, net of related expenses, increased $66.7 million, or 21.9%, for the three months ended March 31, 2011, as compared to the same period in 2010, primarily due to market value changes related to the Company’s funds withheld at interest investment associated with the reinsurance of certain EIAs which favorably affected investment income by $68.6 million. The effect on investment income of the EIAs market value changes is substantially offset by a corresponding change in interest credited to policyholder account balances resulting in a negligible effect on net income. The first quarter increase in investment income also reflects a larger average invested asset base largely offset by a lower effective investment portfolio yield. Average invested assets at amortized cost for the three months ended March 31, 2011 totaled $16.8 billion, an 11.3% increase over March 31, 2010. The average yield earned on investments, excluding funds withheld, decreased to 5.35%, for the first quarter of 2011 from 5.84% for the first quarter of 2010. The average yield will vary from quarter to quarter and year to year depending on a number of variables, including the prevailing interest rate and credit spread environment, changes in the mix of the underlying investments and cash balances, and the timing of dividends and distributions on certain investments.
Total investment related gains (losses), net decreased by $7.6 million, or 5.8%, for the three months ended March 31, 2011, as compared to the same period in 2010. The decrease is primarily due to a rise in net hedging losses related to the liabilities associated with guaranteed minimum living benefits of $22.2 million. Also contributing to the decrease were unfavorable changes in the embedded derivatives related to reinsurance treaties written on a Modco or funds withheld basis and guaranteed minimum living benefits of $6.6 million partially offset by a decrease in investment impairments on fixed maturity and equity securities of $3.5 million and an increase in gains from the sale of investment securities. See Note 4 — “Investments” and Note 5 — “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for additional information on the impairment losses and derivatives. Investment income and investment related gains and losses are allocated to the operating segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes.
The effective tax rate on a consolidated basis was 33.5% and 36.7% for the first quarter of 2011 and 2010, respectively. The 2011 effective tax rate was lower than the U.S. statutory rate of 35% primarily as a result of income in non-U.S. jurisdictions with lower tax rates than the U.S. The 2010 effective tax rate was affected by a tax accrual of approximately $5.0 million related to extender provisions that the U.S. Congress did not pass prior to the end of the quarter. The extender provisions were passed by the U.S. Congress in the fourth quarter of 2010, at which time the Company reversed this accrual.
Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP, requires the application of accounting policies that often involve a significant degree of judgment. Management, on an ongoing basis, reviews estimates and assumptions used in the preparation of financial statements. If management determines that modifications in assumptions and estimates are appropriate given current facts and circumstances, results of operations and financial position as reported in the condensed consolidated financial statements could change significantly.
Management believes the critical accounting policies relating to the following areas are most dependent on the application of estimates and assumptions:
•	Deferred acquisition costs;
•	Liabilities for future policy benefits and other policy liabilities;
•	Valuation of fixed maturity securities;

•	Valuation of embedded derivatives;

•	Income taxes; and

•	Arbitration and litigation reserves.
A discussion of each of the critical accounting policies may be found in the Company’s 2010 Annual Report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies.”
Further discussion and analysis of the results for 2011 compared to 2010 are presented by segment.
U.S. Operations
U.S. operations consist of two major sub-segments: Traditional and Non-Traditional. The Traditional sub-segment primarily specializes in individual mortality-risk reinsurance and to a lesser extent, group, health and long-term care reinsurance. The Non-Traditional sub-segment consists of Asset-Intensive and Financial Reinsurance.
For the three months ended March 31, 2011

		Non-Traditional
			Financial	Total
(dollars in thousands)	Traditional	Asset-Intensive	Reinsurance	U.S.
Revenues:
Net premiums	$935,053	$3,325	$—	$938,378
Investment income, net of related expenses	119,781	147,373	(197)	266,957
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	—	(552)	—	(552)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	—	—	—
Other investment related gains (losses), net	8,875	105,021	(35)	113,861

Total investment related gains (losses), net	8,875	104,469	(35)	113,309
Other revenues	493	24,001	9,002	33,496

Total revenues	1,064,202	279,168	8,770	1,352,140

Benefits and expenses:
Claims and other policy benefits	822,407	2,816	—	825,223
Interest credited	14,584	91,479	—	106,063
Policy acquisition costs and other insurance expenses (income)	127,462	116,341	853	244,656
Other operating expenses	21,350	2,154	1,797	25,301

Total benefits and expenses	985,803	212,790	2,650	1,201,243

Income (loss) before income taxes	$78,399	$66,378	$6,120	$150,897

For the three months ended March 31, 2010

		Non-Traditional
			Financial	Total
(dollars in thousands)	Traditional	Asset-Intensive	Reinsurance	U.S.
Revenues:
Net premiums	$902,961	$11,877	$—	$914,838
Investment income (loss), net of related expenses	113,461	96,367	(51)	209,777
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	—	(29)	—	(29)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	(506)	—	(506)
Other investment related gains (losses), net	2,848	133,131	(9)	135,970

Total investment related gains (losses), net	2,848	132,596	(9)	135,435
Other revenues	598	20,893	5,050	26,541

Total revenues	1,019,868	261,733	4,990	1,286,591

Benefits and expenses:
Claims and other policy benefits	789,775	9,610	—	799,385
Interest credited	16,636	40,284	—	56,920
Policy acquisition costs and other insurance expenses	128,773	144,088	526	273,387
Other operating expenses	20,859	3,189	1,279	25,327

Total benefits and expenses	956,043	197,171	1,805	1,155,019

Income before income taxes	$63,825	$64,562	$3,185	$131,572

Income before income taxes for the U.S. operations segment increased by $19.3 million for the three months ended March 31, 2011, as compared to the same period in 2010. The increase in income before income taxes in the first quarter of 2011 can primarily be attributed to an increase in investment income and gains from the sale of investment securities, included in investment related gains. These increases were partially offset by the unfavorable impact of changes in credit spreads on the fair value of embedded derivatives associated with treaties written on a modified coinsurance or funds withheld basis. Decreases or increases in credit spreads result in an increase or decrease in value of the embedded derivative, and therefore, an increase or decrease in investment related gains or losses, respectively.
Traditional Reinsurance
The U.S. Traditional sub-segment provides life and health reinsurance to domestic clients for a variety of products through yearly renewable term, coinsurance and modified coinsurance agreements. These reinsurance arrangements may involve either facultative or automatic agreements. This sub-segment added new individual life business production, measured by face amount of insurance in force, of $31.3 billion and $40.6 billion during the first three months of 2011 and 2010, respectively.
Income before income taxes for the U.S. Traditional sub-segment increased by $14.6 million, or 22.8%, for the three months ended March 31, 2011, as compared to the same period in 2010. The increase in the first quarter was primarily due to a $6.3 million increase in investment income, net of related expenses, and a $6.0 million increase in net investment related gains as compared to the same period in 2010.
Net premiums increased $32.1 million, or 3.6%, for the three months ended March 31, 2011, as compared to the same period in 2010. The increase in net premiums was driven primarily by growth of total U.S. Traditional business in force. At March 31, 2011, total face amount of life insurance was $1,337.5 billion compared to $1,313.0 billion at March 31, 2010.
Net investment income increased $6.3 million, or 5.6%, for the three months ended March 31, 2011, as compared to the same period in 2010, primarily due to growth in the invested asset base of 6.1%. Investment related gains increased $6.0 million, for the three months ended March 31, 2011, as compared to the same period in 2010. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Claims and other policy benefits as a percentage of net premiums (“loss ratios”) were 88.0% and 87.5% for the first quarter of 2011 and 2010, respectively. The Company’s experience indicates that claims flow is typically higher in the first quarter due to seasonality of death claims as more people die in winter months than other months of the year. Although reasonably predictable over a period of years, death claims can be volatile over shorter periods.
Interest credited expense decreased $2.1 million, or 12.3%, for the three months ended March 31, 2011, as compared to the same period in 2010. The decrease was driven primarily by a treaty with a decrease in the credited loan rate to 4.8% in 2011 compared to 5.6% in 2010. Interest credited in this sub-segment relates to amounts credited on cash value products which also have a significant mortality component.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 13.6% and 14.3% for the first quarter of 2011 and 2010, respectively. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels within coinsurance-type arrangements. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary. Also, the mix of first year coinsurance business versus yearly renewable term business can cause the percentage to fluctuate from period to period.
Other operating expenses increased $0.5 million, or 2.4%, for the three months ended March 31, 2011, as compared to the same period in 2010. Other operating expenses, as a percentage of net premiums were 2.3% for both the first quarter of 2011 and 2010.
Asset-Intensive Reinsurance
The U.S. Asset-Intensive sub-segment primarily assumes investment risk within underlying annuities and bank-owned life insurance policies. These reinsurance agreements are mostly structured as coinsurance, coinsurance with funds withheld or modified coinsurance whereby the Company recognizes profits or losses primarily from the spread between the investment income earned and the interest credited on the underlying deposit liabilities.
Impact of certain derivatives:
Income for the asset-intensive business tends to be volatile due to changes in the fair value of certain derivatives, including embedded derivatives associated with reinsurance treaties structured on a Modco basis or funds withheld basis, as well as embedded derivatives associated with the Company’s reinsurance of equity-indexed annuities and variable annuities with guaranteed minimum benefit riders. The following table summarizes the asset-intensive results and quantifies the impact of these embedded derivatives for the periods presented.

	For the three months ended
	March 31,
(dollars in thousands)	2011	2010
Revenues:
Total revenues	$279,168	$261,733
Less:
Embedded derivatives — Modco/Funds withheld treaties	90,535	122,635
Guaranteed minimum benefit riders and related free standing derivatives	12,621	9,376

Revenues before certain derivatives	176,012	129,722

Benefits and expenses:
Total benefits and expenses	212,790	197,171
Less:
Embedded derivatives — Modco/Funds withheld treaties	61,022	84,666
Guaranteed minimum benefit riders and related free standing derivatives	8,123	4,681
Equity-indexed annuities	(8,692)	(5,548)

Benefits and expenses before certain derivatives	152,337	113,372

Income (loss) before income taxes:
Income (loss) before income taxes	66,378	64,562
Less:
Embedded derivatives — Modco/Funds withheld treaties	29,513	37,969
Guaranteed minimum benefit riders and related free standing derivatives	4,498	4,695
Equity-indexed annuities	8,692	5,548

Income (loss) before income taxes and certain derivatives	23,675	16,350

Embedded Derivatives — Modco/Funds Withheld Treaties- Represents the change in the fair value of embedded derivatives on funds withheld at interest associated with treaties written on a Modco or funds withheld basis, allowing for deferred acquisition expenses. Changes in the fair value of the embedded derivative are driven by changes in investment credit spreads, including the Company’s own credit spread. Generally, an increase in investment credit spreads, ignoring changes in the Company’s own credit spread, will have a negative impact on the fair value of the embedded derivative (decrease in income).
In the first quarter of 2011, the change in fair value of the embedded derivative increased revenues by $90.5 million and related deferred acquisition expenses increased benefits and expenses by $61.0 million, for a positive pre-tax income impact of $29.5 million, primarily due to a decrease in investment credit spreads. During the first quarter of 2010, the change in fair value of the embedded derivative increased revenues by $122.6 million and related deferred acquisition expenses increased benefits and expenses by $84.7 million, for a positive pre-tax income impact of $38.0 million, primarily due to a decrease in investment credit spreads.
Guaranteed Minimum Benefit Riders- Represents the impact related to guaranteed minimum benefits associated with the Company’s reinsurance of variable annuities. The fair value changes of the guaranteed minimum benefits along with the changes in fair value of the free standing derivatives purchased by the Company to hedge the liability are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in expenses. In the first quarter of 2011, the change in the fair value of the guaranteed minimum benefits, after allowing for changes in the associated free standing derivatives, increased revenues by $12.6 million and deferred acquisition expenses increased benefits and expenses by $8.1 million for a positive pre-tax income impact of $4.5 million. In the first quarter of 2010, the change in the fair value of the guaranteed minimum benefits after allowing for changes in the associated free standing derivatives increased revenues by $9.4 million and deferred acquisition expenses increased benefits and expenses by $4.7 million for a positive pre-tax income impact of $4.7 million.
Equity-Indexed Annuities- Represents the impact of changes in the risk-free rate on the calculation of the fair value of embedded derivative liabilities associated with EIAs, after adjustments for related deferred acquisition expenses and retrocession. In the first quarter of 2011 and 2010, expenses decreased $8.7 million and $5.5 million, respectively.

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
Discussion and analysis before certain derivatives:
The increase in income before income taxes and certain derivatives in the first quarter of 2011 of $7.3 million was primarily due to improvement in the broader U.S. financial markets and related favorable impacts on the underlying annuity account values. Higher fee income earned on the variable annuity transactions also contributed to the increased income in 2011.
The increase in revenue before certain derivatives of $46.3 million in the first quarter of 2011 was driven by changes in investment income related to equity options held in a funds withheld portfolio associated with equity-indexed annuity treaties. Increases and decreases in investment income related to equity options were mostly offset by corresponding increases and decreases in interest credited expense.
The increase in benefits and expenses before certain derivatives of $39.0 million in the first quarter of 2011 was primarily due to a change in the interest credited expense related to equity option income on funds withheld equity-indexed annuity treaties. This change was mostly offset by a corresponding change in investment income.
The average invested asset base supporting this sub-segment increased to $5.7 billion in the first quarter of 2011 from $5.3 billion in the first quarter of 2010. The growth in the asset base was driven primarily by new business written on existing equity-indexed treaties. As of March 31, 2011, $4.1 billion of the invested assets were funds withheld at interest, of which 95.0% is associated with one client.
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
Income before income taxes increased $2.9 million, or 92.2%, for the three months ended March 31, 2011, as compared to the same period in 2010. The increase in the first quarter of 2011 was primarily related to new business generated in the second half of 2010 and the first quarter of 2011. At March 31, 2011 and 2010, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, was $1.7 billion and $1.1 billion, respectively. The pre-tax statutory surplus amounts include all business assumed or brokered by the Company in the U.S. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and therefore can fluctuate from period to period.
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

	For the three months ended
	March 31,
(dollars in thousands)	2011	2010
Revenues:
Net premiums	$215,028	$208,650
Investment income, net of related expenses	44,901	40,228
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	—	—
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	—
Other investment related gains (losses), net	5,558	3,850

Total investment related gains (losses), net	5,558	3,850
Other revenues	22	43

Total revenues	265,509	252,771

Benefits and expenses:
Claims and other policy benefits	179,055	172,516
Interest credited	—	—
Policy acquisition costs and other insurance expenses	47,089	54,441
Other operating expenses	8,694	6,841

Total benefits and expenses	234,838	233,798

Income before income taxes	$30,671	$18,973

Income before income taxes increased by $11.7 million, or 61.7%, for the three months ended March 31, 2011, as compared to the same period in 2010. The increase in income in the first quarter of 2011 was primarily due to an increase of $1.7 million in net investment related gains and improved traditional individual life mortality experience compared to prior year. In the first three months of 2011, a stronger Canadian dollar resulted in an increase in income before income taxes of $0.5 million compared to the same period in 2010.
Net premiums increased $6.4 million, or 3.1%, for the three months ended March 31, 2011, as compared to the same period in 2010. A stronger Canadian dollar contributed to an increase in net premiums of approximately $11.2 million in the first quarter of 2011 compared to 2010. In addition to an increase in premium from new and existing individual life treaties, longevity reinsurance contributed $4.9 million, excluding the impact of foreign exchange, to the increase in the first quarter of 2011. The increase in net premiums was offset by a decrease in premiums from creditor treaties of $27.8 million. Premium levels can be significantly influenced by currency fluctuations, large transactions, mix of business and reporting practices of ceding companies and therefore may fluctuate from period to period.
Net investment income increased $4.7 million, or 11.6%, for the three months ended March 31, 2011, as compared to the same period in 2010. A stronger Canadian dollar resulted in an increase in net investment income of approximately $1.1 million in the first quarter of 2011 compared to 2010. Investment income and investment related gains and losses are allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments. The increase in investment income, excluding the impact of foreign exchange, was mainly the result of an 11.7% increase in the allocated asset base due to growth in the underlying business volume.
Loss ratios for this segment were 83.3% and 82.7% for the first quarter of 2011 and 2010, respectively. Historically, the loss ratio increased primarily as the result of several large permanent level premium in force blocks assumed in 1997 and 1998. These are mature blocks of permanent level premium business in which mortality as a percentage of net premiums is expected to be higher than historical ratios. The nature of permanent level premium policies requires the Company to set up actuarial liabilities and invest the amounts received in excess of early-year mortality costs to fund claims in the later years when premiums, by design, continue to be level as compared to expected increasing mortality or claim costs. Excluding creditor business, claims and other policy benefits, as a percentage of net premiums and investment income for this segment were 76.6% and 81.8% for the first quarter of 2011 and 2010, respectively.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 21.9% and 26.1% for the first quarter of 2011 and 2010, respectively. Excluding foreign exchange and creditor business, policy acquisition costs and other insurance expenses as a percentage of net premiums were 11.6% and 11.7% for the first quarter of 2011 and 2010, respectively. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels and product mix. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary.
Other operating expenses increased by $1.9 million, or 27.1% for the three months ended March 31, 2011, as compared to the same period in 2010. A stronger Canadian dollar contributed approximately $0.4 million to the increase in operating expenses in the first quarter of 2011. Other operating expenses as a percentage of net premiums were 4.0% and 3.3% for the first quarter of 2011 and 2010, respectively.
Europe & South Africa Operations
The Europe & South Africa segment includes operations in the United Kingdom (“UK”), South Africa, France, Germany, India, Italy, Mexico, the Netherlands, Poland, Spain and the Middle East. The segment provides reinsurance for a variety of life products through yearly renewable term and coinsurance agreements, critical illness coverage and longevity risk related to payout annuities. Reinsurance agreements may be either facultative or automatic agreements covering individual and group risks.

	For the three months ended
	March 31,
(dollars in thousands)	2011	2010
Revenues:
Net premiums	$269,120	$217,652
Investment income, net of related expenses	9,854	7,832
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	—	—
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	—
Other investment related gains (losses), net	293	459

Total investment related gains (losses), net	293	459
Other revenues	1,055	838

Total revenues	280,322	226,781

Benefits and expenses:
Claims and other policy benefits	216,932	180,016
Policy acquisition costs and other insurance expenses	12,059	13,398
Other operating expenses	25,012	22,710

Total benefits and expenses	254,003	216,124

Income before income taxes	$26,319	$10,657

Income before income taxes increased by $15.7 million, or 147.0%, for the three months ended March 31, 2011, as compared to the same period in 2010. The increase in income before income taxes for the first quarter was primarily due to an increase in net premiums and favorable claims experience over the prior period, mainly in South Africa and Continental Europe. Favorable foreign currency exchange fluctuations contributed to a small increase in income before income taxes totaling approximately $0.2 million for the first quarter of 2011.
Net premiums increased $51.5 million, or 23.6%, for the three months ended March 31, 2011, as compared to the same period in 2010. Net premiums increased as a result of new business from both new and existing treaties including a $14.2 million increase associated with reinsurance of longevity risk in the UK. During 2011, there was a favorable foreign currency exchange fluctuation, particularly with the British pound, the euro and the South African rand strengthening against the U.S. dollar when compared to the same periods in 2010, which increased net premiums by approximately $6.5 million in the first quarter of 2011 as compared to the same period in 2010.
A portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage, primarily in the UK. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Net premiums earned from this coverage totaled $60.3 million and $55.9 million in the first quarter of 2011 and 2010, respectively. Premium levels can be significantly influenced by currency fluctuations, large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.
Net investment income increased $2.0 million, or 25.8%, for the three months ended March 31, 2011, as compared to the same period in 2010. This increase was primarily due to growth of 32.2% in the invested asset base partially offset by a lower investment yield. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support segment operations.
Loss ratios for this segment were 80.6% and 82.7% for the first quarter of 2011 and 2010, respectively. The decrease in loss ratio for the first quarter of 2011 was due to favorable claims experience, primarily in South Africa and Continental Europe. Although reasonably predictable over a period of years, claims can be volatile over shorter periods. Management views recent experience as normal short-term volatility that is inherent in the business.
Policy acquisition costs and other insurance expenses as a percentage of net premiums was 4.5% and 6.2% for the first quarter of 2011 and 2010, respectively. These percentages may fluctuate due to timing of client company reporting, variations in the mixture of business being reinsured and the relative maturity of the business. In addition, as the segment matures, renewal premiums, which have lower allowances than first-year premiums, represent a greater percentage of the total net premiums.
Other operating expenses increased $2.3 million, or 10.1%, for the three months ended March 31, 2011, as compared to the same period in 2010. Other operating expenses as a percentage of net premiums totaled 9.3% and 10.4% for the first quarter of 2011 and 2010, respectively. The decrease of other operating expenses as a percentage of net premiums over the same period from 2011 is due to the sustained growth in net premiums for the segment.
Asia Pacific Operations
The Asia Pacific segment includes operations in Australia, Hong Kong, Japan, Malaysia, Singapore, New Zealand, South Korea, Taiwan and mainland China. The principal types of reinsurance include life, critical illness, disability income, superannuation, and financial reinsurance. Superannuation is the Australian government mandated compulsory retirement savings program. Superannuation funds accumulate retirement funds for employees, and in addition, offer life and disability insurance coverage. Reinsurance agreements may be facultative or automatic agreements covering individual and group risks.

	For the three months ended
	March 31,
(dollars in thousands)	2011	2010
Revenues:
Net premiums	$311,517	$285,818
Investment income, net of related expenses	19,634	17,264
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	—	—
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	—
Other investment related gains (losses), net	(438)	587

Total investment related gains (losses), net	(438)	587
Other revenues	8,492	6,187

Total revenues	339,205	309,856

Benefits and expenses:
Claims and other policy benefits	247,930	223,096
Policy acquisition costs and other insurance expenses	40,820	37,930
Other operating expenses	25,127	22,385

Total benefits and expenses	313,877	283,411

Income before income taxes	$25,328	$26,445

Income before income taxes decreased by $1.1 million, or 4.2%, for the three months ended March 31, 2011, as compared to the same period in 2010. The slight decrease in income was primarily attributable to $6.5 million in estimated net losses from the Japan and New Zealand earthquakes in addition to adverse claims experience and lower than expected premiums in Australia, offset by favorable results throughout the remainder of the segment. Additionally, foreign currency exchange fluctuations resulted in an increase to income before income taxes totaling approximately $1.5 million for the first quarter of 2011 compared to the same period in 2010.
Net premiums increased $25.7 million, or 9.0%, for the three months ended March 31, 2011, as compared to the same period in 2010. Premiums in the first quarter of 2011 increased throughout the segment primarily due to local currencies strengthening against the U.S. dollar. The overall effect of changes in Asia Pacific segment currencies was an increase in net premiums of approximately $24.8 million for the first quarter of 2011 compared to the same period in 2010.
A portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Reinsurance of critical illness in the Asia Pacific operations is offered primarily in South Korea, Australia and Hong Kong. Net premiums earned from this coverage totaled $45.6 million and $39.4 million in the first quarter of 2011 and 2010, respectively. Premium levels can be significantly influenced by currency fluctuations, large transactions and reporting practices of ceding companies and can fluctuate from period to period.
Net investment income increased $2.4 million, or 13.7%, for the three months ended March 31, 2011, as compared to the same period in 2010. This increase can be primarily attributed to growth of 19.2% in the invested asset base partially offset by a lower investment yield. Also contributing to the increase was a favorable change in foreign currency exchange fluctuations of $0.5 million. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.

Other revenues increased by $2.3 million, or 37.3%, for the three months ended March 31, 2011, as compared to the same period in 2010. The primary source of other revenues is fees from financial reinsurance treaties in Japan. The increase in the first quarter of 2011 was primarily related to fee income received at the inception of a new treaty during the first quarter of 2011 in addition to an increase from existing treaties. At March 31, 2011 and 2010, the amount of financial reinsurance assumed from client companies, as measured by pre-tax statutory surplus, was $216.5 million and $430.8 million, respectively. The decrease in pre-tax statutory surplus was due to the recapture of a treaty in the first quarter of 2011. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and therefore can fluctuate from period to period.
Loss ratios for this segment were 79.6% and 78.1% for the first quarter of 2011 and 2010, respectively. The increase in the loss ratio for the first quarter of 2011 compared to 2010 is due to the estimated losses from the Japan and New Zealand earthquakes mentioned above. Although reasonably predictable over a period of years, claims can be volatile over shorter periods. Management views recent experience, with the exception of the estimated losses from earthquakes, as normal short-term volatility that is inherent in the business. Loss ratios will fluctuate due to timing of client company reporting, variations in the mixture of business and the relative maturity of the business.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 13.1% and 13.3% for the first quarter of 2011 and 2010, respectively. The ratio of policy acquisition costs and other insurance expenses as a percentage of net premiums should generally decline as the business matures; however, the percentage does fluctuate periodically due to timing of client company reporting and variations in the mixture of business.
Other operating expenses increased $2.7 million, or 12.2%, for the three months ended March 31, 2011, as compared to the same period in 2010. Other operating expenses as a percentage of net premiums totaled 8.1% and 7.8% for the first quarter of 2011 and 2010. The timing of premium flows and the level of costs associated with the entrance into and development of new markets in the growing Asia Pacific segment may cause other operating expenses as a percentage of net premiums to fluctuate over periods of time.
Corporate and Other
Corporate and Other revenues include investment income and investment related gains and losses from unallocated invested assets. Corporate expenses consist of the offset to capital charges allocated to the operating segments within the policy acquisition costs and other insurance expenses line item, unallocated overhead and executive costs, and interest expense related to debt and trust preferred securities. Additionally, Corporate and Other includes results from, among others, RTP, a wholly-owned subsidiary that develops and markets technology solutions for the insurance industry and the investment income and expense associated with the Company’s collateral finance facility.

	For the three months ended
	March 31,
(dollars in thousands)	2011	2010
Revenues:
Net premiums	$2,087	$1,506
Investment income, net of related expenses	29,694	29,157
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(1,004)	(7,401)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	2,850
Other investment related gains (losses), net	5,902	(4,595)

Total investment related gains (losses), net	4,898	(9,146)
Other revenues	8,580	2,669

Total revenues	45,259	24,186

Benefits and expenses:
Claims and other policy benefits	309	167
Interest credited	—	14
Policy acquisition costs and other insurance expenses (income)	(13,471)	(12,854)
Other operating expenses	22,016	13,936
Interest expenses	24,569	15,449
Collateral finance facility expense	3,202	1,806

Total benefits and expenses	36,625	18,518

Income before income taxes	$8,634	$5,668

Income before income taxes increased by $3.0 million, or 52.3%, for the three months ended March 31, 2011, as compared to the same period in 2010. The increase for the first quarter is primarily due to a $14.0 million improvement in investment related gains (losses) largely offset by a $9.1 million increase in interest expense. Also reflected in income before income taxes is a gain on repurchase of collateral finance facility securities of $5.0 million and a loss on the redemption and remarketing associated with Preferred Income Equity Redeemable Securities (“PIERS”) of $4.4 million.
Total revenues increased by $21.1 million, or 87.1%, for the three months ended March 31, 2011, as compared to the same period in 2010. The increase was largely due to a $14.0 million improvement in investment related gains (losses) which reflects lower investment impairments and an increase in gains from the sale of investment securities. In addition, the aforementioned gain on repurchase of collateral finance facility securities of $5.0 million is included in other revenue.
Total benefits and expenses increased by $18.1 million, or 97.8%, for the three months ended March 31, 2011, as compared to the same period in 2010. The increase for the first quarter was primarily due to an increase in interest expense related to higher interest provisions for income taxes related to uncertain tax positions of $9.4 million. Also contributing to the increase in benefits and expenses was the aforementioned loss on the redemption and remarketing associated with PIERS of $4.4 million which is included in other operating expenses. This loss reflects the recognition of the unamortized issuance costs of the original preferred securities.
Liquidity and Capital Resources
Current Market Environment
The U.S. and global financial markets continue to improve since the financial crisis in 2008 and 2009. However, the slow recovery of the U.S. economy and financial distress of certain European countries continue to create volatility and uncertainty in the global financial markets.
Results of operations in the first three months of 2011 and 2010 reflect favorable changes in the value of embedded derivatives as credit spreads have tightened during both periods. Gross unrealized losses in the Company’s fixed maturity and equity securities available-for-sale have improved from $470.7 million at March 31, 2010 to $267.7 million at March 31, 2011. Likewise, gross unrealized gains have also improved.
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
In anticipation of the redemption and remarketing of the Company’s trust preferred securities discussed below, the Company purchased 3.0 million shares of its outstanding common stock from MetLife, Inc. on February 15, 2011, at a price of $61.14 per share, reflecting the closing price of the Company’s common stock on February 14, 2011. The purchased common shares are held as treasury stock.
On March 7, 2011, the Company entered into an accelerated share repurchase (“ASR”) agreement with a financial counterparty. Under the ASR agreement, the Company purchased 2.5 million shares of its outstanding common stock at an initial price of $59.76 per share and an aggregate price of approximately $149.4 million. The purchase price was funded from cash on hand. In order to deliver the shares to the Company on the settlement date of March 8, 2011, the counterparty borrowed Company shares from the stock loan market. Under the ASR agreement, the counterparty purchases an equivalent number of shares of common stock in the open market over time in order to pay back the shares it borrowed. At the end of this period, the Company may receive, or may be required to remit, a purchase price adjustment based upon the volume weighted average price of its common shares during the period. The purchase price adjustment can be settled, at the election of the Company, in cash or in shares of its common stock. The common shares repurchased have been placed into treasury to be used for general corporate purposes.
The Company’s share purchase transactions described above are intended to offset share dilution associated with the issuance of approximately 5.5 million common shares from the exercise of warrants as discussed below in “Debt and Preferred Securities”.
Cash Flows
The Company’s net cash flows provided by operating activities for the three months ended March 31, 2011 and 2010 were $375.6 million and $948.0 million, respectively. Cash flows from operating activities are affected by the timing of premiums received, claims paid, and working capital changes. The $572.4 million net decrease in operating cash flows during the three months of 2011 compared to the same period in 2010 was primarily a result of cash outflows related to claims, acquisition costs, income taxes and other operating expenses increasing more than cash inflows related to premiums and investment income. Cash from premiums and investment income increased $232.5 million and $73.5 million, respectively, but was more offset by higher cash outlays of $878.4 million for the current three month period. The Company believes the short-term cash requirements of its business operations will be sufficiently met by the positive cash flows generated. Additionally, the Company believes it maintains a high quality fixed maturity portfolio that can be sold, if necessary, to meet the Company’s short- and long-term obligations.
Net cash used in investing activities for the three months ended March 31, 2011 and 2010 was $125.8 million and $776.3 million, respectively. The sales and purchases of fixed maturity securities are related to the management of the Company’s investment portfolios and the investment of excess cash generated by operating and financing activities.
Net cash used in financing activities for the three months ended March 31, 2011 and 2010 was $249.8 million and $158.3 million, respectively. The increase in cash used in financing activities is primarily due to purchases of treasury stock of $336.0 million largely offset by the retirement of preferred income equity redeemable securities of $154.6 million in 2011, net borrowing under credit facilities of $56.0 million in 2011 and reduced withdrawals of $120.5 million, net of reduced deposits of $51.9 million, under investment-type contracts.
Debt and Preferred Securities
As of March 31, 2011 and December 31, 2010, the Company had $1,272.5 million and $1,216.4 million, respectively, in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements.
The Company maintains two revolving credit facilities, including a syndicated credit facility with an overall capacity of $750.0 million that expires in September 2012. The Company may borrow cash and may obtain letters of credit in multiple currencies under this facility. As of March 31, 2011, the Company had no cash borrowings outstanding and $152.4 million in issued, but undrawn, letters of credit under this facility. The Company also maintains a £15.0 million credit facility that expires in May 2012, with no outstanding balance as of March 31, 2011.
As of March 31, 2011, the average interest rate on long-term and short-term debt outstanding, excluding the Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures of the Company (“Trust Preferred Securities”), was 6.10%.
On March 4, 2011, the Company completed the remarketing of approximately 4.5 million trust preferred securities with an aggregate accreted value of approximately $158.2 million that were initially issued as a component of its Trust Preferred Income Equity Redeemable Securities (“PIERS Units”). When issued, each PIERS Unit initially consisted of (1) a preferred security issued by RGA Capital Trust I, a financing subsidiary of RGA, with an annual distribution rate of 5.75 percent and stated maturity of March 18, 2051, and (2) a warrant to purchase at any time prior to December 15, 2050, 1.2508 shares of RGA common stock. Approximately 4.4 million of the warrants were exercised on March 4, 2011, at a price of $35.44 per warrant, resulting in the issuance of approximately 5.5 million shares, with cash paid in lieu of fractional shares. The warrant exercise price was paid to the Company. Remaining warrants were redeemed in cash at their redemption amount of $14.56 per warrant. As a result of the remarketing, the remarketed preferred securities now have an accreted value of $35.44 per security, which will remain fixed until maturity, with a fixed annual distribution rate of 2.375 percent. The remarketed preferred securities will mature on June 5, 2011 and the accreted value will be payable on June 6, 2011. The proceeds from the remarketing were paid directly to the selling holders, unless holders timely elected to exercise their warrants in lieu of mandatory redemption, in which case the proceeds were applied on behalf of such selling holders to satisfy in full the exercise price of the warrants. Preferred securities of holders who timely elected to opt out of the remarketing have been adjusted to match the terms of the remarketed preferred securities.

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
During the first quarter of 2011, the Company repurchased $12.7 million face amount of the Timberlake Financial notes for $7.6 million, which was the market value at the date of the purchase. The notes were purchased by RGA Reinsurance Company. As a result, the Company recorded a pre-tax gain of $5.0 million, after fees, in other revenues in the first quarter of 2011.
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
The Company’s liquidity position (cash and cash equivalents and short-term investments) was $542.6 million and $582.0 million at March 31, 2011 and December 31, 2010, respectively. Liquidity needs are determined from valuation analyses conducted by operational units and are driven by product portfolios. Periodic evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.
The Company periodically sells investment securities under agreements to repurchase the same securities. These arrangements are used for purposes of short-term financing. There were no securities subject to these agreements outstanding at March 31, 2011 or December 31, 2010. The book value of securities subject to these agreements, if any, are included in fixed maturity securities while the repurchase obligations would be reported in other liabilities in the condensed consolidated statement of financial position. The Company also occasionally enters into arrangements to purchase securities under agreements to resell the same securities. Amounts outstanding, if any, are reported in cash and cash equivalents. These agreements are primarily used as yield enhancement alternatives to other cash equivalent investments. There were no amounts outstanding at March 31, 2011 or December 31, 2010. The Company participates in a securities borrowing program whereby blocks of securities, which are not included in investments, are borrowed from a third party. The Company is required to maintain a minimum of 100% of the market value of the borrowed securities as collateral. The Company had borrowed securities with an amortized cost of $150.0 million and a market value of $150.9 million as of March 31, 2011. The borrowed securities are used to provide collateral under an affiliated reinsurance transaction. There were no securities borrowed as of December 31, 2010.
RGA Reinsurance is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and holds $22.5 million of common stock in the FHLB, which is included in other invested assets on the Company’s condensed consolidated balance sheets. RGA Reinsurance occasionally enters into traditional funding agreements with the FHLB and had $56.0 million in outstanding traditional funding agreements with the FHLB at March 31, 2011 , which is included in short-term debt on the Company’s condensed consolidated balance sheets. The Company had no outstanding traditional funding agreements with the FHLB at December 31, 2010. The Company’s average outstanding balance of traditional funding agreements was $16.0 million during the first quarter of 2011. The Company did not have any outstanding balance in traditional funding agreements during the first quarter of 2010. Interest on traditional funding agreements with the FHLB is reflected in interest expense on the Company’s condensed consolidated statements of income.
In addition, RGA Reinsurance has also entered into funding agreements with the FHLB under guaranteed investment contracts whereby RGA Reinsurance has issued the funding agreements in exchange for cash and for which the FHLB has been granted a blanket lien on RGA Reinsurance’s commercial and residential mortgage-backed securities and commercial mortgage loans used to collateralize RGA Reinsurance’s obligations under the funding agreements. RGA Reinsurance maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreements represented by this blanket lien provide that upon any event of default by RGA Reinsurance, the FHLB’s recovery is limited to the amount of RGA Reinsurance’s liability under the outstanding funding agreements. The amount of the Company’s liability for the funding agreements with the FHLB under guaranteed investment contracts was $199.3 million at both March 31, 2011 and December 31, 2010, which is included in interest sensitive contract liabilities. The advances on these agreements are collateralized primarily by commercial and residential mortgage-backed securities and commercial mortgage loans.
Investments
The Company had total cash and invested assets of $23.6 billion and $23.1 billion at March 31, 2011 and December 31, 2010, respectively, as illustrated below (dollars in thousands):

	March 31,	December 31,
	2011	2010
Fixed maturity securities, available-for-sale	$14,531,154	$14,304,597
Mortgage loans on real estate	906,869	885,811
Policy loans	1,222,016	1,228,418
Funds withheld at interest	5,595,146	5,421,952
Short-term investments	74,902	118,387
Other invested assets	756,377	707,403
Cash and cash equivalents	467,672	463,661

Total cash and invested assets	$23,554,136	$23,130,229

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

	Three months ended March 31,
			Increase/
	2011	2010	(Decrease)
Average invested assets at amortized cost	$16,762,725	$15,062,452	11.3%
Net investment income	219,908	215,295	2.1%
Investment yield (ratio of net investment income to average invested assets)	5.35%	5.84%	(49	)bps
Investment yield decreased for the three months ended March 31, 2011 due primarily to slightly lower yields on several asset classes including fixed maturity securities, mortgage loans and policy loans. The lower yields are due primarily to a lower interest rate environment which decreases the yield on new investment purchases. All investments held by RGA and its subsidiaries are monitored for conformance to the qualitative and quantitative limits prescribed by the applicable jurisdiction’s insurance laws and regulations. In addition, the operating companies’ boards of directors periodically review their respective investment portfolios. The Company’s investment strategy is to maintain a predominantly investment-grade, fixed maturity portfolio, to provide adequate liquidity for expected reinsurance obligations, and to maximize total return through prudent asset management. The Company’s asset/liability duration matching differs between operating segments. Based on Canadian reserve requirements, the Canadian liabilities are matched with long-duration Canadian assets. The duration of the Canadian portfolio exceeds twenty years. The average duration for all portfolios, when consolidated, ranges between eight and ten years. See Note 4 — “Investments” in the Notes to Consolidated Financial Statements of the 2010 Annual Report for additional information regarding the Company’s investments.
Fixed Maturity and Equity Securities Available-for-Sale
The following tables provide information relating to investments in fixed maturity securities and equity securities by sector as of March 31, 2011 and December 31, 2010 (dollars in thousands):

						Other-than-
				Estimated		temporary
	Amortized	Unrealized	Unrealized	Fair	% of	impairments
March 31, 2011:	Cost	Gains	Losses	Value	Total	in AOCI
Available-for-sale:
Corporate securities	$7,153,455	$411,578	$97,569	$7,467,464	51.4%	$—
Canadian and Canadian provincial governments	2,458,873	569,900	10,372	3,018,401	20.8	—
Residential mortgage-backed securities	1,375,166	56,086	15,124	1,416,128	9.7	(1,650)
Asset-backed securities	420,028	12,524	54,979	377,573	2.6	(4,813)
Commercial mortgage-backed securities	1,344,194	89,256	67,735	1,365,715	9.4	(9,547)
U.S. government and agencies	189,421	6,243	1,028	194,636	1.3	—
State and political subdivisions	192,241	4,012	6,852	189,401	1.3	—
Other foreign government securities	503,605	5,086	6,855	501,836	3.5	—

Total fixed maturity securities	$13,636,983	$1,154,685	$260,514	$14,531,154	100.0%	$(16,010)

Non-redeemable preferred stock	$103,374	$5,240	$6,229	$102,385	70.8%
Other equity securities	38,442	4,776	962	42,256	29.2

Total equity securities	$141,816	$10,016	$7,191	$144,641	100.0%

						Other-than-
				Estimated		temporary
	Amortized	Unrealized	Unrealized	Fair	% of	impairments
December 31, 2010:	Cost	Gains	Losses	Value	Total	in AOCI
Available-for-sale:
Corporate securities	$6,826,937	$436,384	$107,816	$7,155,505	50.0%	$—
Canadian and Canadian provincial
governments	2,354,418	672,951	3,886	3,023,483	21.1	—
Residential mortgage-backed securities	1,443,892	55,765	26,580	1,473,077	10.3	(1,650)
Asset-backed securities	440,752	12,001	61,544	391,209	2.7	(4,963)
Commercial mortgage-backed securities	1,353,279	81,839	97,265	1,337,853	9.4	(10,010)
U.S. government and agencies	199,129	7,795	708	206,216	1.4	—
State and political subdivisions	170,479	2,098	8,117	164,460	1.2	—
Other foreign government securities	556,136	4,304	7,646	552,794	3.9	—

Total fixed maturity securities	$13,345,022	$1,273,137	$313,562	$14,304,597	100.0%	$(16,623)

Non-redeemable preferred stock	$100,718	$4,130	$5,298	$99,550	71.0%
Other equity securities	34,832	6,100	271	40,661	29.0

Total equity securities	$135,550	$10,230	$5,569	$140,211	100.0%

The tables above exclude fixed maturity securities posted by the Company as collateral to counterparties with an amortized cost of $57.0 million and $46.9 million, and an estimated fair value of $57.6 million and $48.2 million as of March 31, 2011 and December 31, 2010, respectively, which are included in other invested assets, in the condensed consolidated balance sheets.
The Company’s fixed maturity securities are invested primarily in corporate bonds, mortgage- and asset-backed securities, and U.S. and Canadian government securities. As of March 31, 2011 and December 31, 2010, approximately 94.7% and 95.0%, respectively, of the Company’s consolidated investment portfolio of fixed maturity securities were investment grade.
Important factors in the selection of investments include diversification, quality, yield, total rate of return potential and call protection. The relative importance of these factors is determined by market conditions and the underlying product or portfolio characteristics. Cash equivalents are primarily invested in high-grade money market instruments. The largest asset class in which fixed maturity securities were invested was in corporate securities, which represented approximately 51.4% of total fixed maturity securities as of March 31, 2011, compared to 50.0% at December 31, 2010. The tables below show the major industry types and weighted average credit ratings, which comprise the corporate fixed maturity holdings at (dollars in thousands):

				Average
	Amortized	Estimated	% of	Credit
March 31, 2011:	Cost	Fair Value	Total	Ratings
Finance	$2,870,954	$2,930,079	39.2%	A	+
Industrial	3,280,243	3,481,410	46.6	BBB	+
Utility	988,124	1,041,575	14.0	BBB	+
Other	14,134	14,400	0.2	AA	+

Total	$7,153,455	$7,467,464	100.0%	A	-

				Average
	Amortized	Estimated	% of	Credit
December 31, 2010:	Cost	Fair Value	Total	Ratings
Finance	$2,782,936	$2,833,022	39.6%	A
Industrial	3,121,326	3,341,104	46.7	BBB	+
Utility	908,737	967,017	13.5	BBB	+
Other	13,938	14,362	0.2	AA	+

Total	$6,826,937	$7,155,505	100.0%	A	-

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
The quality of the Company’s available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity security portfolio, at March 31, 2011 and December 31, 2010 was as follows (dollars in thousands):

		March 31, 2011			December 31, 2010
NAIC		Amortized	Estimated	% of	Amortized	Estimated	% of
Designation	Rating Agency Designation	Cost	Fair Value	Total	Cost	Fair Value	Total
1	AAA/AA/A	$9,973,350	$10,716,220	73.8%	$9,697,515	$10,556,941	73.8%
2	BBB	2,863,853	3,041,200	20.9	2,860,603	3,035,593	21.2
3	BB	492,097	497,056	3.4	460,675	450,368	3.2
4	B	218,541	203,594	1.4	239,604	191,287	1.3
5	CCC and lower	67,395	50,231	0.3	63,859	47,493	0.3
6	In or near default	21,747	22,853	0.2	22,766	22,915	0.2

	Total	$13,636,983	$14,531,154	100.0%	$13,345,022	$14,304,597	100.0%

The Company’s fixed maturity portfolio includes structured securities. The following table shows the types of structured securities the Company held at March 31, 2011 and December 31, 2010 (dollars in thousands):

	March 31, 2011		December 31, 2010
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Residential mortgage-backed securities:
Agency	$662,505	$690,577	$636,931	$668,405
Non-agency	712,661	725,551	806,961	804,672

Total residential mortgage-backed securities	1,375,166	1,416,128	1,443,892	1,473,077
Commercial mortgage-backed securities	1,344,194	1,365,715	1,353,279	1,337,853
Asset-backed securities	420,028	377,573	440,752	391,209

Total	$3,139,388	$3,159,416	$3,237,923	$3,202,139

The residential mortgage-backed securities include agency-issued pass-through securities and collateralized mortgage obligations. A majority of the agency-issued pass-through securities are guaranteed or otherwise supported by the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, or the Government National Mortgage Association. As of March 31, 2011 and December 31, 2010, the weighted average credit rating was “AA+”. The principal risks inherent in holding mortgage-backed securities are prepayment and extension risks, which will affect the timing of when cash will be received and are dependent on the level of mortgage interest rates. Prepayment risk is the unexpected increase in principal payments, primarily as a result of owner refinancing. Extension risk relates to the unexpected slowdown in principal payments. In addition, mortgage-backed securities face default risk should the borrower be unable to pay the contractual interest or principal on their obligation. The Company monitors its mortgage-backed securities to mitigate exposure to the cash flow uncertainties associated with these risks.
As of March 31, 2011 and December 31, 2010, the Company had exposure to commercial mortgage-backed securities with amortized costs totaling $1,826.9 million and $1,834.6 million, and estimated fair values of $1,863.0 million and $1,818.2 million, respectively. Those amounts include exposure to commercial mortgage-backed securities held directly in the Company’s investment portfolios within fixed maturity securities, as well as securities held by ceding companies that support the Company’s funds withheld at interest investment. The securities are highly rated with weighted average S&P credit ratings of approximately “AA-” at March 31, 2011 and December 31, 2010. Approximately 53.4% and 54.5%, based on estimated fair value, were classified in the “AAA” category at March 31, 2011 and December 31, 2010, respectively. The Company recorded $0.5 million and $2.5 million in other-than-temporary impairments in its direct investments in commercial mortgage-backed securities during the first quarter of 2011 and 2010, respectively. The following tables summarize the securities by rating and underwriting year at March 31, 2011 and December 31, 2010 (dollars in thousands):
March 31, 2011:

	AAA		AA		A
		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2005 & Prior	$249,407	$266,434	$78,406	$82,682	$66,183	$70,215
2006	319,779	335,377	46,407	50,171	49,754	51,175
2007	252,035	263,856	32,446	26,323	93,017	98,752
2008	29,616	32,361	37,274	39,635	7,495	7,766
2009	8,004	7,763	4,371	4,801	6,887	10,283
2010	81,386	79,505	2,654	2,523	19,440	19,216
2011	9,647	9,539	—	—	—	—

Total	$949,874	$994,835	$201,558	$206,135	$242,776	$257,407

	BBB		Below Investment Grade		Total
		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2005 & Prior	$46,289	$48,798	$53,351	$44,032	$493,636	$512,161
2006	32,798	33,805	45,902	39,570	494,640	510,098
2007	100,010	107,859	125,000	104,596	602,508	601,386
2008	—	—	24,299	20,921	98,684	100,683
2009	—	—	—	—	19,262	22,847
2010	—	—	5,000	5,015	108,480	106,259
2011	—	—	—	—	9,647	9,539

Total	$179,097	$190,462	$253,552	$214,134	$1,826,857	$1,862,973

December 31, 2010:

	AAA		AA		A
		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2005 & Prior	$261,763	$282,522	$81,795	$85,675	$63,234	$63,491
2006	314,043	328,422	46,372	50,217	48,851	49,949
2007	255,589	270,731	29,493	23,512	92,910	96,790
2008	29,547	33,115	37,291	39,657	7,495	7,886
2009	8,020	7,877	3,088	3,505	6,834	9,675
2010	69,580	68,879	5,193	4,800	10,970	10,928

Total	$938,542	$991,546	$203,232	$207,366	$230,294	$238,719

	BBB		Below Investment Grade		Total
		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2005 & Prior	$67,341	$66,392	$56,882	$44,770	$531,015	$542,850
2006	32,651	31,646	56,636	39,127	498,553	499,361
2007	99,796	105,962	125,123	77,459	602,911	574,454
2008	—	—	24,085	15,234	98,418	95,892
2009	—	—	—	—	17,942	21,057
2010	—	—	—	—	85,743	84,607

Total	$199,788	$204,000	$262,726	$176,590	$1,834,582	$1,818,221

Asset-backed securities include credit card and automobile receivables, subprime securities, home equity loans, manufactured housing bonds and collateralized debt obligations. The Company’s asset-backed securities are diversified by issuer and contain both floating and fixed rate securities and had a weighted average credit rating of “AA-” at March 31, 2011 and “AA” at December 31, 2010. The Company owns floating rate securities that represent approximately 17.1% and 17.6% of the total fixed maturity securities at March 31, 2011 and December 31, 2010, respectively. These investments have a higher degree of income variability than the other fixed income holdings in the portfolio due to the floating rate nature of the interest payments. The Company holds these investments to match specific floating rate liabilities primarily reflected in the condensed consolidated balance sheets as collateral finance facility. In addition to the risks associated with floating rate securities, principal risks in holding asset-backed securities are structural, credit and capital market risks. Structural risks include the securities’ priority in the issuer’s capital structure, the adequacy of and ability to realize proceeds from collateral, and the potential for prepayments. Credit risks include consumer or corporate credits such as credit card holders, equipment lessees, and corporate obligors. Capital market risks include general level of interest rates and the liquidity for these securities in the marketplace.
As of March 31, 2011 and December 31, 2010, the Company held investments in securities with subprime mortgage exposure with amortized costs totaling $151.8 million and $155.3 million, and estimated fair values of $115.2 million and $115.8 million, respectively. Those amounts include exposure to subprime mortgages through securities held directly in the Company’s investment portfolios within asset-backed securities, as well as securities backing the Company’s funds withheld at interest investment. The weighted average S&P credit ratings on these securities was approximately “BB” at March 31, 2011 and “BBB-” at December 31, 2010. Historically, these securities have been highly rated, however, in recent years have been downgraded by rating agencies. Additionally, the Company has largely avoided directly investing in securities originated since the second half of 2005, which management believes was a period of lessened underwriting quality. While ratings and vintage year are important factors to consider, the tranche seniority and evaluation of forecasted future losses within a tranche is critical to the valuation of these types of securities. The Company recorded $0.6 million in other-than-temporary impairments in its subprime portfolio during the first quarter of 2011. The Company did not record any other-than-temporary impairments in its subprime portfolio during the first quarter of 2010. The following tables summarize the securities by rating and underwriting year at March 31, 2011 and December 31, 2010 (dollars in thousands):
March 31, 2011:

	AAA		AA		A
		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2005 & Prior	$7,831	$7,115	$25,471	$23,773	$5,314	$4,785
2006	—	—	—	—	—	—
2007	—	—	—	—	—	—
2008 - 2011	—	—	—	—	—	—

Total	$7,831	$7,115	$25,471	$23,773	$5,314	$4,785

	BBB		Below Investment Grade		Total
		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2005 & Prior	$14,783	$13,357	$91,139	$59,467	$144,538	$108,497
2006	—	—	2,152	3,258	2,152	3,258
2007	—	—	5,126	3,433	5,126	3,433
2008 - 2011	—	—	—	—	—	—

Total	$14,783	$13,357	$98,417	$66,158	$151,816	$115,188

December 31, 2010:

	AAA		AA		A
		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2005 & Prior	$13,343	$12,079	$29,809	$27,746	$10,504	$9,573
2006	—	—	—	—	—	—
2007	—	—	—	—	—	—
2008 - 2010	—	—	—	—	—	—

Total	$13,343	$12,079	$29,809	$27,746	$10,504	$9,573

	BBB		Below Investment Grade		Total
		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2005 & Prior	$22,608	$19,213	$71,582	$41,308	$147,846	$109,919
2006	—	—	2,152	2,508	2,152	2,508
2007	—	—	5,279	3,329	5,279	3,329
2008 - 2010	—	—	—	—	—	—

Total	$22,608	$19,213	$79,013	$47,145	$155,277	$115,756

Alternative residential mortgage loans (“Alt-A”) are a classification of mortgage loans where the risk profile of the borrower falls between prime and sub-prime. At March 31, 2011 and December 31, 2010, the Company’s Alt-A mortgage-backed securities had an amortized cost of $148.7 million and $145.4 million, respectively, with an unrealized loss of $8.3 million and $2.8 million, respectively. As of March 31, 2011 and December 31, 2010, 52.5% and 54.7%, respectively, of the Alt-A securities were rated “AA” or better. This amount includes securities directly held by the Company and securities backing the Company’s funds withheld at interest investment. The Company did not record any other-than-temporary impairments in the first quarter of 2011 in its Alt-A portfolio. The Company recorded $0.5 million in other-than-temporary impairments in the first quarter of 2010, in its Alt-A portfolio due primarily to the increased likelihood that some or all of the remaining scheduled principal and interest payments on select securities would not be received.
At March 31, 2011 and December 31, 2010, the Company’s fixed maturity and funds withheld portfolios included approximately $674.0 million and $640.7 million, respectively, in estimated fair value, of securities that are insured by various financial guarantors, or less than five percent of consolidated investments. The securities are diversified between municipal bonds and asset-backed securities with well diversified collateral pools. The Company held investment-grade securities issued by financial guarantors totaling $8.3 million in amortized cost at March 31, 2011 and December 31, 2010.
The Company does not invest in the common equity securities of Fannie Mae and Freddie Mac, both government sponsored entities; however, as of March 31, 2011 and December 31, 2010, the Company held in its general portfolio $60.1 million, amortized cost in direct exposure in the form of senior unsecured agency and preferred securities. Additionally, as of March 31, 2011 and December 31, 2010, the portfolios held by the Company’s ceding companies that support its funds withheld asset contain approximately $462.5 million and $461.4 million, respectively, in amortized cost of unsecured agency bond holdings and no equity exposure. As of March 31, 2011 and December 31, 2010, indirect exposure in the form of secured, structured mortgaged securities issued by Fannie Mae and Freddie Mac totaled approximately $894.3 million and $859.7 million, respectively, in amortized cost across the Company’s general and funds withheld portfolios. Including the funds withheld portfolios, the Company’s direct holdings in the form of preferred securities had a total amortized cost of $0.7 million at March 31, 2011 and December 31, 2010, respectively.
The Company monitors its fixed maturity and equity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, the length of time and the extent to which the market value has been below amortized cost, compliance with covenants, general market conditions and industry sector, current intent and ability to hold securities and various other subjective factors. Based on management’s judgment, securities determined to have an other-than-temporary impairment in value are written down to fair value. The Company recorded $1.6 million and $5.1 million in other-than-temporary impairments in its fixed maturity and equity securities, including $1.0 million and $4.5 million of other-than-temporary impairment losses on Subprime / Alt-A / Other structured securities, in the first quarter of 2011 and 2010, respectively, primarily due to a decline in value of structured securities with exposure to mortgages. The table below summarizes other-than-temporary impairments for the first quarter of 2011 and 2010 (dollars in thousands).

	Three Months Ended
Asset Class	March 31, 2011	March 31, 2010
Subprime / Alt-A / Other structured securities	$1,041	$4,502
Corporate / Other fixed maturity securities	515	584
Equity securities	—	22
Other impairments, including change in mortgage loan provision	(576)	1,230

Total	$980	$6,338

During the three months ended March 31, 2011 and 2010, the Company sold fixed maturity securities and equity securities with fair values of $196.6 million and $240.1 million at losses of $6.9 million and $8.5 million, respectively, or at 96.6% and 96.6% of amortized cost, respectively. The Company generally does not engage in short-term buying and selling of securities. The Company generally does not engage in short-term buying and selling of securities.
At March 31, 2011 and December 31, 2010, the Company had $267.7 million and $319.1 million, respectively, of gross unrealized losses related to its fixed maturity and equity securities. The distribution of the gross unrealized losses related to these securities is shown below.

	March 31,	December 31,
	2011	2010
Sector:
Corporate securities	39%	36%
Canadian and Canada provincial governments	4	1
Residential mortgage-backed securities	6	8
Asset-backed securities	21	19
Commercial mortgage-backed securities	25	31
State and political subdivisions	3	3
Other foreign government securities	2	2

Total	100%	100%

Industry:
Finance	26%	25%
Asset-backed	21	19
Industrial	10	8
Mortgage-backed	31	39
Government	9	6
Utility	3	3

Total	100%	100%

The following table presents total gross unrealized losses for 1,105 and 1,028 fixed maturity and equity securities as of March 31, 2011 and December 31, 2010, respectively, where the estimated fair value had declined and remained below amortized cost by the indicated amount (dollars in thousands):

	March 31, 2011			December 31, 2010
		Gross			Gross
	Number of	Unrealized		Number of	Unrealized
	Securities	Losses	% of Total	Securities	Losses	% of Total
Less than 20%	1,012	$148,132	55.3%	908	$146,404	45.9%
20% or more for less than six months	14	7,920	3.0	14	18,114	5.7
20% or more for six months or greater	79	111,653	41.7	106	154,613	48.4

Total	1,105	$267,705	100.0%	1,028	$319,131	100.0%

As of March 31, 2011 and December 31, 2010, respectively, 75.7% and 66.1% of these gross unrealized losses were associated with securities that were investment grade. The unrealized losses on these securities decreased as credit spreads continued to tighten across all sectors. While credit spreads tightened, treasury rates rose slightly to moderate the credit spread gains during the quarter.
The Company believes due to fluctuating market conditions and liquidity concerns, the extent and duration of a decline in value have become less indicative of when there has been credit deterioration with respect to an issuer. The Company’s determination of whether a decline in value is other-than-temporary includes analysis of the underlying credit and the extent and duration of a decline in value. The Company’s credit analysis of an investment includes determining whether the issuer is current on its contractual payments, evaluating whether it is probable that the Company will be able to collect all amounts due according to the contractual terms of the security and analyzing the overall ability of the Company to recover the amortized cost of the investment. The Company continues to consider valuation declines as a potential indicator of credit deterioration.
The following tables present the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for the 1,105 and 1,028 fixed maturity and equity securities that have estimated fair values below amortized cost as of March 31, 2011 and December 31, 2010, respectively (dollars in thousands). These investments are presented by class and grade of security, as well as the length of time the related market value has remained below amortized cost.

March 31, 2011:

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
Corporate securities	$1,376,045	$37,871	$332,186	$52,212	$1,708,231	$90,083
Canadian and Canadian provincial governments	307,254	10,372	—	—	307,254	10,372
Residential mortgage-backed securities	151,507	3,394	63,554	10,025	215,061	13,419
Asset-backed securities	21,705	533	123,729	32,653	145,434	33,186
Commercial mortgage-backed securities	180,214	10,264	68,492	24,713	248,706	34,977
U.S. government and agencies	40,875	1,028	—	—	40,875	1,028
State and political subdivisions	45,758	1,822	31,620	5,030	77,378	6,852
Other foreign government securities	149,080	2,758	41,881	3,788	190,961	6,546

Total investment grade securities	2,272,438	68,042	661,462	128,421	2,933,900	196,463

Non-investment grade securities:
Corporate securities	60,201	1,493	85,034	5,993	145,235	7,486
Residential mortgage-backed securities	3,049	355	12,643	1,350	15,692	1,705
Asset-backed securities	4,519	383	24,172	21,410	28,691	21,793
Commercial mortgage-backed securities	10,625	26	89,563	32,732	100,188	32,758
Other foreign government securities	9,355	309	—	—	9,355	309

Total non-investment grade securities	87,749	2,566	211,412	61,485	299,161	64,051

Total fixed maturity securities	$2,360,187	$70,608	$872,874	$189,906	$3,233,061	$260,514

Non-redeemable preferred stock	$14,427	$418	$29,962	$5,811	$44,389	$6,229
Other equity securities	7,185	962	318	—	7,503	962

Total equity securities	$21,612	$1,380	$30,280	$5,811	$51,892	$7,191

Total number of securities in an unrealized loss position	650		455		1,105

December 31, 2010:

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
Corporate securities	$1,170,016	$34,097	$368,128	$61,945	$1,538,144	$96,042
Canadian and Canadian provincial governments	118,585	3,886	—	—	118,585	3,886
Residential mortgage-backed securities	195,406	4,986	105,601	13,607	301,007	18,593
Asset-backed securities	23,065	570	131,172	38,451	154,237	39,021
Commercial mortgage-backed securities	132,526	4,143	109,158	29,059	241,684	33,202
U.S. government and agencies	11,839	708	—	—	11,839	708
State and political subdivisions	68,229	2,890	31,426	5,227	99,655	8,117
Other foreign government securities	322,363	3,142	43,796	4,504	366,159	7,646

Total investment grade securities	2,042,029	54,422	789,281	152,793	2,831,310	207,215

Non-investment grade securities:
Corporate securities	58,420	1,832	91,205	9,942	149,625	11,774
Residential mortgage-backed securities	1,162	605	38,206	7,382	39,368	7,987
Asset-backed securities	—	—	23,356	22,523	23,356	22,523
Commercial mortgage-backed securities	—	—	89,170	64,063	89,170	64,063

Total non-investment grade securities	59,582	2,437	241,937	103,910	301,519	106,347

Total fixed maturity securities	$2,101,611	$56,859	$1,031,218	$256,703	$3,132,829	$313,562

Non-redeemable preferred stock	$15,987	$834	$28,549	$4,464	$44,536	$5,298
Other equity securities	6,877	271	318	—	7,195	271

Total equity securities	$22,864	$1,105	$28,867	$4,464	$51,731	$5,569

Total number of securities in an unrealized loss position	520		508		1,028

As of March 31, 2011, the Company does not intend to sell these fixed maturity securities and does not believe it is more likely than not that it will be required to sell these fixed maturity securities before the recovery of the fair value up to the current amortized cost of the investment, which may be maturity. However, unforeseen facts and circumstances may cause the Company to sell fixed maturity securities in the ordinary course of managing its portfolio to meet diversification, credit quality, asset-liability management and liquidity guidelines.
As of March 31, 2011, the Company has the ability and intent to hold the equity securities until the recovery of the fair value up to the current cost of the investment. However, unforeseen facts and circumstances may cause the Company to sell equity securities in the ordinary course of managing its portfolio to meet diversification, credit quality and liquidity guidelines.
As of March 31, 2011 and December 31, 2010, respectively, the Company classified approximately 10.6% and 10.1% of its fixed maturity securities in the Level 3 category (refer to Note 6 — “Fair Value of Financial Instruments” in the Notes to Condensed Consolidated Financial Statements for additional information). These securities primarily consist of private placement corporate securities with an inactive trading market, commercial mortgage-backed securities, residential mortgage-backed securities and asset-backed securities with subprime exposure in the Level 3 category due to the current market uncertainty associated with these securities and the Company’s utilization of information from third parties.
Mortgage Loans on Real Estate
Mortgage loans represented approximately 3.9% and 3.8% of the Company’s cash and invested assets as of March 31, 2011 and December 31, 2010, respectively. The Company’s mortgage loan portfolio consists principally of investments in U.S.-based commercial offices, light industrial properties and retail locations. The mortgage loan portfolio is diversified by geographic region and property type.
Valuation allowances on mortgage loans are established based upon losses expected by management to be realized in connection with future dispositions or settlement of mortgage loans, including foreclosures. The valuation allowances are established after management considers, among other things, the value of underlying collateral and payment capabilities of debtors. Any subsequent adjustments to the valuation allowances will be treated as investment gains or losses. Information regarding the Company’s loan valuation allowances for mortgage loans as of March 31, 2011 and 2010 are as follows (dollars in thousands):

	March 31, 2011	March 31, 2010
Balance at January 1,	$6,239	$5,784
Charge-offs	—	—
Recoveries	—	—
Provision (release)	(575)	1,230

Balance at March 31,	$5,664	$7,014

Information regarding the portion of the Company’s mortgage loans that were impaired as of March 31, 2011 and December 31, 2010 is as follows (dollars in thousands):

	March 31, 2011	December 31, 2010
Impaired loans with valuation allowances	$18,737	$18,745
Impaired loans without valuation allowances	18,601	16,901

Subtotal	37,338	35,646
Less: Valuation allowances on impaired loans	5,664	6,239

Impaired loans	$31,674	$29,407

The average size of the Company’s impaired loans with valuation allowances was $4.7 million and $7.5 million as of March 31, 2011 and 2010, respectively. The average size of the Company’s impaired loans without valuation allowances was $2.7 million and $3.1 million as of March 31, 2011 and 2010, respectively. Interest income on impaired loans with valuation allowances was not material for the three months ended March 31, 2011 and 2010. Interest income on impaired loans without valuation allowances was $0.3 million and $0.1 million for the three months ended March 31, 2011 and 2010, respectively. The Company had an unpaid balance on impaired mortgage loans of $37.3 million and $35.6 million at March 31, 2011 and December 31, 2010, respectively. The Company did not acquire any impaired mortgage loans during the three months ended March 31, 2011. The Company had $11.7 million and $10.5 million of mortgage loans that are on a nonaccrual status at March 31, 2011 and December 31, 2010, respectively.
Policy Loans
Policy loans comprised approximately 5.2% and 5.3% of the Company’s cash and invested assets as of March 31, 2011 and December 31, 2010, respectively, substantially all of which are associated with one client. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. Because policy loans represent premature distributions of policy liabilities, they have the effect of reducing future disintermediation risk. In addition, the Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.
Funds Withheld at Interest
Funds withheld at interest comprised approximately 23.8% and 23.4% of the Company’s cash and invested assets as of March 31, 2011 and December 31, 2010, respectively. For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company, and are reflected as funds withheld at interest on the Company’s condensed consolidated balance sheet. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances with amounts owed to the Company from the ceding company. Interest accrues to these assets at rates defined by the treaty terms. Additionally, under certain treaties the Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. The underlying portfolios also include options related to equity-indexed annuity products. The market value changes associated with these investments have caused some volatility in reported investment income. This is largely offset by a corresponding change in interest credited, with minimal impact on income before taxes. To mitigate risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had an average rating of “A” at March 31, 2011 and December 31, 2010. Certain ceding companies maintain segregated portfolios for the benefit of the Company.
Other Invested Assets
Other invested assets represented approximately 3.2% and 3.1% of the Company’s cash and invested assets as of March 31, 2011 and December 31, 2010, respectively. Other invested assets include equity securities, non-redeemable preferred stocks, limited partnership interests, structured loans and derivative contracts. Carrying values of these assets as of March 31, 2011 and December 31, 2010 are as follows (dollars in thousands):

	March 31, 2011	December 31, 2010
Equity securities	$42,256	$40,661
Non-redeemable preferred stock	102,385	99,550
Limited partnerships	230,532	214,105
Structured loans	243,560	229,583
Derivatives	52,743	34,929
Other	84,901	88,575

Total other invested assets	$756,377	$707,403

The Company recorded no other-than-temporary impairments on other invested assets for the first quarter ended March 31, 2011 or 2010. The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value at the reporting date plus or minus any collateral posted or held by the Company. The Company had credit exposure related to its derivative contracts, excluding futures, of $15.5 million and $6.3 million at March 31, 2011 and December 31, 2010, respectively.
Contractual Obligations
From December 31, 2010 to March 31, 2011, the Company’s obligation related to its Fixed Rate Trust Preferred Securities, including interest, was reduced by $585.4 million due to the remarketing of the securities in the first quarter of 2011. The remaining obligation of $160.3 million is payable on June 6, 2011, see Note 14 — “Financing Activities and Stock Transactions” in the Notes to Condensed Consolidated Financial Statements for additional information on the remarketing of the Fixed Rate Trust Preferred Securities. In addition, as of March 31, 2011, the Company had a contractual obligation of $56.0 million arising from outstanding traditional funding agreements with the FHLB.
There were no other material changes in the Company’s contractual obligations from those reported in the 2010 Annual Report.

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
Specific risk assessments and descriptions can be found below and in Item 1A — “Risk Factors” the 2010 Annual Report.
Mortality Risk Management
In the event that mortality or morbidity experience develops in excess of expectations, some reinsurance treaties allow for increases to future premium rates. Other treaties include experience refund provisions, which may also help reduce RGA’s mortality risk. In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of claims paid by ceding reinsurance to other insurance enterprises or retrocessionaires under excess coverage and coinsurance contracts. In individual life markets, the Company retains a maximum of $8.0 million of coverage per individual life. In certain limited situations, due to the acquisition of in force blocks of business, the Company has retained more than $8.0 million per individual life. In total, the Company has identified 18 such cases of over-retained lives, for a total amount of $38.5 million over the Company’s normal retention limit. These amounts include eight cases with $20.9 million of exposure related to second to die policies with coverages split between multiple insureds. The largest amount in excess of the Company’s retention on any one life is $11.4 million. The Company enters into agreements with other reinsurers to mitigate the residual risk related to the over-retained policies. Additionally, due to some lower face amount reinsurance coverages provided by the Company in addition to individual life, such as group life, disability and health, under certain circumstances, the Company could potentially incur claims totaling more than $8.0 million per individual life.
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

Generally, RGA’s insurance subsidiaries retrocede amounts in excess of their retention to RGA Reinsurance, Parkway Reinsurance Company, RGA Reinsurance Company (Barbados) Ltd., RGA Americas Reinsurance Company, Ltd., RGA Worldwide Reinsurance Company, Ltd. or RGA Atlantic Reinsurance Company, Ltd. External retrocessions are arranged through the Company’s retrocession pools for amounts in excess of its retention. As of March 31, 2011, all retrocession pool members in this excess retention pool reviewed by the A.M. Best Company were rated “A-”, the fourth highest rating out of fifteen possible ratings, or better. For a majority of the retrocessionaires that were not rated, letters of credit or trust assets have been given as additional security in favor of RGA Reinsurance. In addition, the Company performs annual financial and in force reviews of its retrocessionaires to evaluate financial stability and performance.
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
Market Risk Associated with Annuities with Guaranteed Minimum Benefits:
The Company reinsures variable annuities including those with guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”) and guaranteed minimum withdrawal benefits (“GMWB”). Strong equity markets, increases in interest rates and decreases in volatility will generally decrease the fair value of the liabilities underlying the benefits. Conversely, a decrease in the equity markets along with a decrease in interest rates and an increase in volatility will generally result in an increase in the fair value of the liabilities underlying the benefits, which has the effect of increasing reserves and lowering earnings. The Company maintains a customized dynamic hedging program that is designed to mitigate the risks associated with income volatility around the change in reserves on guaranteed benefits. However, the hedge positions may not fully offset the changes in the carrying value of the guarantees due to, among other things, time lags, high levels of volatility in the equity and derivative markets, extreme swings in interest rates, unexpected contract holder behavior, and divergence between the performance of the underlying funds and hedging indices. These factors, individually or collectively, may have a material adverse effect on the Company’s net income, financial condition or liquidity. The table below provides a summary of variable annuity account values and the fair value of the guaranteed benefits as of March 31, 2011 and December 31, 2010.

(dollars in millions)	March 31, 2011	December 31, 2010
No guarantee minimum benefits	$1,172.2	$1,156.3
GMDB only	90.6	89.9
GMIB only	6.4	6.3
GMAB only	64.4	64.2
GMWB only	1,772.7	1,735.3
GMDB / WB	500.3	491.6
Other	35.7	35.7

Total variable annuity account values	$3,642.3	$3,579.3

Fair value of liabilities associated with living benefit riders	$19.9	$52.5
There has been no significant change in the Company’s quantitative or qualitative aspects of market risk during the quarter ended March 31, 2011 from that disclosed in the 2010 Annual Report.
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
Consolidation and Business Combinations
In December 2010, the FASB amended the general accounting principles for Business Combinations as it relates to the disclosure of supplementary pro forma information for business combinations. The amendment requires the disclosure of pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. This amendment also explains that if comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The amendment is effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of this amendment did not have an impact on the Company’s condensed consolidated financial statements.
In February 2010, the FASB amended the general accounting principles for Consolidation as it relates to the assessment of a variable interest entity for potential consolidation. The amendment defers the effective date of the Consolidation amendment made in June 2009 for certain variable interest entities. This update also clarifies how a related party’s interest should be considered when evaluating variable interests. The amendment is effective for interim and annual reporting periods beginning after January 31, 2010. The adoption of this amendment did not have an impact on the Company’s condensed consolidated financial statements.
In January 2010, the FASB amended the general accounting principles for Consolidation as it relates to decreases in ownership of a subsidiary. This amendment clarifies the scope of the decrease in ownership provisions. This amendment also requires additional disclosures about the deconsolidation of a subsidiary or derecognition of a group of assets. The amendment is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this amendment did not have an impact on the Company’s condensed consolidated financial statements.
In June 2009, the FASB amended the general accounting principles for Consolidation as it relates to the assessment of a variable interest entity for potential consolidation. This amendment also requires additional disclosures to provide transparent information regarding the involvement in a variable interest entity. The amendment is effective for interim and annual reporting periods beginning after November 15, 2009. The adoption of this amendment did not have a material impact on the Company’s condensed consolidated financial statements.
Investments
In April 2011, the FASB amended the general accounting principles for Receivables as it relates to a creditor’s determination of whether a restructuring is a troubled debt restructuring. This amendment clarifies the guidance related to the creditor’s evaluation of whether it has granted a concession and whether the debtor is experiencing financial difficulties. It also clarifies that the creditor is precluded from using the effective interest rate test when evaluating whether a restructuring constitutes a troubled debt restructuring. The amendment is effective for interim and annual reporting periods beginning on or after June

15, 2011. The Company is currently evaluating the impact of this amendment on its condensed consolidated financial statements.
In July 2010, the FASB amended the general accounting principles for Receivables as it relates to the disclosures about the credit quality of financing receivables and the allowance for credit losses. This amendment requires additional disclosures that provide a greater level of disaggregated information about the credit quality of financing receivables and the allowance for credit losses. It also requires the disclosure of credit quality indicators, past due information, and modifications of financing receivables. The amendment is effective for interim and annual reporting periods ending on or after December 15, 2010, except for disclosures about activity that occurs during the reporting period. Those disclosures are effective for interim and annual reporting periods beginning after December 15, 2010. The Company adopted this amendment and the required disclosures are provided in Note 4 — “Investments” and in Note 12 — “Retrocession Arrangements and Reinsurance Ceded Receivables” in the Notes to Condensed Consolidated Financial Statements.
Transfers and Servicing
In June 2009, the FASB amended the general accounting principles for Transfers and Servicing as it relates to the transfers of financial assets. This amendment also requires additional disclosures to address concerns regarding the transparency of transfers of financial assets. The amendment is effective for interim and annual reporting periods beginning after November 15, 2009. The adoption of this amendment did not have a material impact on the Company’s condensed consolidated financial statements.
Derivatives and Hedging
In March 2010, the FASB amended the general accounting principles for Derivatives and Hedging as it relates to embedded derivatives. This amendment clarifies the scope exception for embedded credit derivative features related to the transfer of credit risk in the form of subordination of a financial instrument to another. The amendment is effective for financial statements issued for interim and annual reporting periods beginning after June 15, 2010. The adoption of this amendment did not have a material impact on the Company’s condensed consolidated financial statements.
Fair Value Measurements and Disclosures
In January 2010, the FASB amended the general accounting principles for Fair Value Measurements and Disclosures as it relates to the disclosures about fair value measurements. This amendment requires new disclosures about the transfers in and out of Level 1 and 2 measurements and also enhances disclosures about the activity within the Level 3 measurements. It also clarifies the required level of disaggregation and the disclosures regarding valuation techniques and inputs to fair value measurements. The amendment is effective for interim and annual reporting periods beginning after December 15, 2009, except for the enhanced Level 3 disclosures. Those disclosures are effective for interim and annual reporting periods beginning after December 15, 2010. The Company adopted this amendment and the required disclosures are provided in Note 6 — “Fair Value of Financial Instruments” in the Notes to Condensed Consolidated Financial Statements.
Deferred Policy Acquisition Costs
In October 2010, the FASB amended the general accounting principles for Financial Services — Insurance as it relates to accounting for costs associated with acquiring or renewing insurance contracts. This amendment clarifies that only those costs that result directly from and are essential to the contract transaction and that would not have been incurred had the contract transaction not occurred can be capitalized. It also defines acquisitions costs as costs that are related directly to the successful acquisitions of new or renewal insurance contracts. The amendment is effective for interim and annual reporting periods beginning after December 15, 2011. The Company is currently evaluating the impact of this amendment on its condensed consolidated financial statements.
Compensation
In April 2010, the FASB amended the general accounting principles for Compensation as it relates to stock compensation. This amendment clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. The amendment is effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of this amendment did not have an impact on the Company’s condensed consolidated financial statements.

Debt
In October 2009, the FASB amended the general accounting principles for Debt as it relates to the accounting for own-share lending arrangements entered into in contemplation of a convertible debt issuance or other financing. This amendment provides accounting and disclosure guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. The amendment is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this amendment did not have an impact on the Company’s condensed consolidated financial statements.
Equity
In January 2010, the FASB amended the general accounting principles for Equity as it relates to distributions to shareholders with components of stock and cash. This amendment clarifies that the stock portion of a distribution to shareholders, which allows them to elect to receive cash or stock with a limitation on the total amount of cash that shareholders can receive, is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. The amendment is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this amendment did not have an impact on the Company’s condensed consolidated financial statements.
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
There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s 2010 Annual Report.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes the Company’s repurchase activity of its common stock during the quarter ended March 31, 2011:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price Paid per	Part of Publicly	Be Purchased Under
	Shares Purchased (1)	Share	Announced Plans (2)	the Plan
February 1, 2011 - February 28, 2011	3,049,669	$61.11	—	—
March 1, 2011 - March 31, 2011	2,500,000	$59.76	2,500,000	—

(1)	In February 2011, the Company net settled — issuing 141,405 shares from treasury and repurchasing from recipients 49,669 shares in settlement of income tax withholding requirements incurred by the recipients of an equity incentive award.

In February 2011, the Company purchased 3,000,000 shares of its outstanding common stock from MetLife, Inc. at a price of $61.14 per share

(2)	In March 2011, the Company purchased 2,500,000 shares of its outstanding common stock at an aggregate price of approximately $149.4 million under an accelerated share repurchase agreement with a financial counterparty. The counterparty borrowed Company shares from the stock loan market and will purchase an equivalent number of shares of commmon stock in the open market over time in order to pay back the shares it borrowed. The Company may either pay or receive an adjustment amount based on the volume weighted average price of its common shares during the period. The purchase price adjustment can be settled, at the election of the Company, in cash or in shares of its common stock.
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

Reinsurance Group of America, Incorporated
May 5, 2011	By:	/s/ A. Greig Woodring
A. Greig Woodring
President & Chief Executive Officer (Principal Executive Officer)

May 5, 2011	By:	/s/ Jack B. Lay
Jack B. Lay
Senior Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K filed November 25, 2008.

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 of Current Report on Form 8-K filed November 25, 2008.

4.1	Amended and Restated Remarketing Agreement dated as of February 15, 2011 among the Company, RGA Capital Trust I and Barclays Capital Inc., as Remarketing Agent, incorporated by reference to Exhibit 4.1 of Current Report on Form 8-K/A filed February 23, 2011.

4.2	Form of Unit Agreement among the Company and the Trust, as Issuers and The Bank of New York, as Agent, Warrant Agent and Property Trustee, incorporated by reference to Exhibit 4.1 of Registration Statement on Form 8-A12B filed December 18, 2001.

4.3	First Supplement to Unit Agreement, dated as of September 12, 2008, between Company and The Bank of New York Mellon Trust Company, N.A., as successor agent to The Bank of New York (which includes the form of Unit Certificate as Exhibit A), incorporated by reference to Exhibit 4.3 of Current Report on Form 8-K filed September 12, 2008.

4.4	Form of Warrant Agreement between the Company and the Bank of New York, as Warrant Agent, incorporated by reference to Exhibit 4.3 of Registration Statement on Form 8-A12B filed December 18, 2001.

4.5	First Amendment to Warrant Agreement, dated as of September 12, 2008, between Company and The Bank of New York Mellon Trust Company, N.A., as successor warrant agent to The Bank of New York (which includes the form of Warrant Certificate as Exhibit A), incorporated by reference to Exhibit 4.2 of Current Report on Form 8-K filed September 12, 2008.

4.6	Form of Amended and Restated Trust Agreement of RGA Capital Trust I, among Company, The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee and Administrative Trustees named therein, incorporated by reference to Exhibit 4.7 of Registration Statement on Form 8-A12B filed December 18, 2001.

4.7	Form of First Supplemental Junior Subordinated Indenture between the Company and The Bank of New York, as Trustee (which includes the form of Debenture Certificate as Exhibit A), incorporated by reference to Exhibit 4.10 of Registration Statement on Form 8-A12B filed December 18, 2001.

4.8	Form of Guarantee Agreement between the Company, as Guarantor, and The Bank of New York, as Guarantee Trustee, incorporated by reference to Exhibit 4.11 of Registration Statement on Form 8-A12B filed December 18, 2001.

10.1	Stock Purchase Agreement dated as of February 15, 2011 between the Company and General American Life Insurance Company, incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed February 16, 2011.

10.2	Form of Stock Appreciation Right Award Agreement, dated February 22, 2011, incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed February 25, 2011.

10.3*	Amended and Restated Letter Agreement regarding Share Repurchase Transaction dated as of March 11, 2011 between the Company and Barclays Capital Inc., acting as agent for Barclays Bank PLC, incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed March 11, 2011.

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at December 31, 2010 and March 31, 2011, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2010 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements for the three months ended March 31, 2011. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act or the Exchange Act, or otherwise subject to liability under those sections, except as shall be expressly set forth by specific reference in such filing.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Certain portions have been omitted pursuant to a confidential treatment request and filed separately with the Securities and Exchange Commission.