Form 10-Q
period 2011-06-30
REINSURANCE GROUP OF AMERICA INC
filed 2011-08-04
CIK 898174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 29, 2011, 74,093,504 shares of the registrant’s common stock were outstanding.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

Item	Page

PART I — FINANCIAL INFORMATION

1 Financial Statements

Condensed Consolidated Balance Sheets (Unaudited) June 30, 2011 and December 31, 2010	3

Condensed Consolidated Statements of Income (Unaudited) Three and six months ended June 30, 2011 and 2010	4

Condensed Consolidated Statements of Cash Flows (Unaudited) Six months ended June 30, 2011 and 2010	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	39

3 Quantitative and Qualitative Disclosure About Market Risk	70

4 Controls and Procedures	70

PART II — OTHER INFORMATION

1 Legal Proceedings	70

1A Risk Factors	70

2 Unregistered Sales of Equity Securities and Use of Proceeds	70

6 Exhibits	71

Signatures	72

Index to Exhibits	73
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2011	2010
	(Dollars in thousands, except share data)
Assets
Fixed maturity securities:
Available-for-sale at fair value (amortized cost of $14,041,347 and $13,345,022 at June 30, 2011 and December 31, 2010, respectively)	$15,153,807	$14,304,597
Mortgage loans on real estate (net of allowances of $7,692 and $6,239 at June 30, 2011 and December 31, 2010, respectively)	908,048	885,811
Policy loans	1,229,663	1,228,418
Funds withheld at interest	5,671,844	5,421,952
Short-term investments	125,618	118,387
Other invested assets	799,341	707,403

Total investments	23,888,321	22,666,568
Cash and cash equivalents	710,973	463,661
Accrued investment income	160,436	127,874
Premiums receivable and other reinsurance balances	1,045,131	1,037,679
Reinsurance ceded receivables	781,006	769,699
Deferred policy acquisition costs	3,733,686	3,726,443
Other assets	339,724	289,984

Total assets	$30,659,277	$29,081,908

Liabilities and Stockholders’ Equity
Future policy benefits	$9,642,814	$9,274,789
Interest-sensitive contract liabilities	8,100,608	7,774,481
Other policy claims and benefits	2,774,031	2,597,941
Other reinsurance balances	159,340	133,590
Deferred income taxes	1,421,480	1,396,747
Other liabilities	784,291	637,923
Short-term debt	199,993	199,985
Long-term debt	1,414,406	1,016,425
Collateral finance facility	837,789	850,039
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures of the Company	—	159,421

Total liabilities	25,334,752	24,041,341

Commitments and contingent liabilities (See Note 8)

Stockholders’ Equity:
Preferred stock (par value $.01 per share; 10,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.01 per share; 140,000,000 shares authorized; shares issued: 79,137,758 and 73,363,523 at June 30, 2011 and December 31, 2010, respectively)	791	734
Warrants	—	66,912
Additional paid-in-capital	1,713,893	1,478,398
Retained earnings	2,856,009	2,587,403
Treasury stock, at cost; 5,062,014 and 328 shares at June 30, 2011 and December 31, 2010, respectively	(310,856)	(295)
Accumulated other comprehensive income	1,064,688	907,415

Total stockholders’ equity	5,324,525	5,040,567

Total liabilities and stockholders’ equity	$30,659,277	$29,081,908

See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
		(Dollars in thousands, except per share data)
Revenues:
Net premiums	$1,788,676	$1,582,017	$3,524,806	$3,210,481
Investment income, net of related expenses	337,436	291,671	708,476	595,929
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(5,582)	(3,489)	(7,138)	(10,919)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	292	(139)	292	2,205
Other investment related gains (losses), net	32,678	26,620	157,854	162,891

Total investment related gains (losses), net	27,388	22,992	151,008	154,177
Other revenues	50,477	35,197	102,122	71,475

Total revenues	2,203,977	1,931,877	4,486,412	4,032,062

Benefits and Expenses:
Claims and other policy benefits	1,520,013	1,307,239	2,989,462	2,682,419
Interest credited	96,196	79,169	202,259	136,103
Policy acquisition costs and other insurance expenses	261,282	237,149	592,435	603,451
Other operating expenses	97,161	83,147	203,311	174,346
Interest expense	25,818	25,141	50,387	40,590
Collateral finance facility expense	3,101	1,960	6,303	3,766

Total benefits and expenses	2,003,571	1,733,805	4,044,157	3,640,675

Income before income taxes	200,406	198,072	442,255	391,387
Provision for income taxes	67,518	71,053	148,551	141,929

Net income	$132,888	$127,019	$293,704	$249,458

Earnings per share:
Basic earnings per share	$1.80	$1.74	$3.99	$3.41
Diluted earnings per share	$1.78	$1.70	$3.96	$3.34

Dividends declared per share	$0.12	$0.12	$0.24	$0.24
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2011	2010
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$293,704	$249,458
Adjustments to reconcile net income to net cash provided by operating activities:
Change in operating assets and liabilities:
Accrued investment income	(31,378)	(38,770)
Premiums receivable and other reinsurance balances	66,922	(118,265)
Deferred policy acquisition costs	33,008	37,995
Reinsurance ceded receivable balances	(11,307)	(5,351)
Future policy benefits, other policy claims and benefits, and other reinsurance balances	332,611	1,176,366
Deferred income taxes	(34,698)	105,285
Other assets and other liabilities, net	41,262	(190,883)
Amortization of net investment premiums, discounts and other	(67,755)	(64,779)
Investment related gains, net	(151,008)	(154,177)
Excess tax benefits from share-based payment arrangement	(2,690)	(782)
Other, net	69,143	39,116

Net cash provided by operating activities	537,814	1,035,213

Cash Flows from Investing Activities:
Sales of fixed maturity securities available-for-sale	1,791,826	1,490,869
Maturities of fixed maturity securities available-for-sale	164,043	72,758
Purchases of fixed maturity securities available-for-sale	(2,341,291)	(2,372,035)
Cash invested in mortgage loans	(44,679)	(61,676)
Cash invested in policy loans	(8,928)	(38,864)
Cash invested in funds withheld at interest	(10,563)	(74,093)
Principal payments on mortgage loans on real estate	19,283	12,500
Principal payments on policy loans	7,683	2,412
Change in short-term investments and other invested assets	(74,600)	91,175

Net cash used in investing activities	(497,226)	(876,954)

Cash Flows from Financing Activities:
Dividends to stockholders	(17,703)	(17,561)
Repurchase of collateral finance facility securities	(7,586)	—
Net proceeds from long-term debt issuance	394,410	—
Proceeds from redemption and remarketing of trust preferred securities	154,588	—
Maturity of trust preferred securities	(159,455)	—
Purchases of treasury stock	(340,220)	(718)
Excess tax benefits from share-based payment arrangement	2,690	782
Exercise of stock options, net	15,605	8,008
Change in cash collateral for derivative positions	8,010	72,894
Deposits on universal life and other investment type policies and contracts	288,424	81,214
Withdrawals on universal life and other investment type policies and contracts	(147,774)	(251,990)

Net cash provided by (used in) financing activities	190,989	(107,371)
Effect of exchange rate changes on cash	15,735	(5,159)

Change in cash and cash equivalents	247,312	45,729
Cash and cash equivalents, beginning of period	463,661	512,027

Cash and cash equivalents, end of period	$710,973	$557,756

Supplementary information:
Cash paid for interest	$47,054	$48,353
Cash paid for income taxes, net of refunds	$105,107	$32,981
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization and Basis of Presentation
Reinsurance Group of America, Incorporated (“RGA”) is an insurance holding company that was formed on December 31, 1992. The accompanying unaudited condensed consolidated financial statements of RGA and its subsidiaries (collectively, the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. There were no subsequent events that would require disclosure or adjustments to the accompanying condensed consolidated financial statements through the date the financial statements were issued. These unaudited condensed consolidated financial statements include the accounts of RGA and its subsidiaries and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2010 Annual Report on Form 10-K (“2010 Annual Report”) filed with the Securities and Exchange Commission on February 28, 2011.
The Company has reclassified the presentation of certain prior-period information to conform to the current presentation. Such reclassifications include separately disclosing the deposits and the withdrawals on universal life and other investment type policies and contracts in the condensed consolidated statements of cash flows. All intercompany accounts and transactions have been eliminated.
2. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share on net income (in thousands, except per share information):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Earnings:
Net income (numerator for basic and diluted calculations)	$132,888	$127,019	$293,704	$249,458
Shares:
Weighted average outstanding shares (denominator for basic calculation)	73,971	73,141	73,593	73,094
Equivalent shares from outstanding stock options(1)	559	1,580	591	1,556

Denominator for diluted calculation	74,530	74,721	74,184	74,650

Earnings per share:
Basic	$1.80	$1.74	$3.99	$3.41
Diluted	$1.78	$1.70	$3.96	$3.34

(1)	Year-to-date amounts are weighted average of the individual quarterly amounts.
The calculation of common equivalent shares does not include the impact of options having a strike or conversion price that exceeds the average stock price for the earnings period, as the result would be antidilutive. The calculation of common equivalent shares also excludes the impact of outstanding performance contingent shares, as the conditions necessary for their issuance have not been satisfied as of the end of the reporting period. For the three months ended June 30, 2011, no stock options and approximately 0.8 million performance contingent shares were excluded from the calculation. For the three months ended June 30, 2010, approximately 0.7 million stock options and approximately 0.7 million performance contingent shares were excluded from the calculation.

3. Comprehensive Income
The following table presents the components of the Company’s comprehensive income (dollars in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Net income	$132,888	$127,019	$293,704	$249,458
Other comprehensive income (loss), net of income tax:
Unrealized investment gains, net of reclassification adjustment for gains included in net income	151,582	217,369	115,764	367,341
Reclassification adjustment for other-than-temporary impairments	(190)	91	(190)	(1,433)
Currency translation adjustments	14,140	(63,564)	41,127	(36,893)
Unrealized pension and postretirement benefit adjustment	358	58	572	118

Comprehensive income	$298,778	$280,973	$450,977	$578,591

The balance of and changes in each component of accumulated other comprehensive income (loss) for the six months ended June 30, 2011 are as follows (dollars in thousands):

	Accumulated Other Comprehensive Income (Loss), Net of Income Tax
	Accumulated
	Currency	Unrealized	Pension and
	Translation	Appreciation	Postretirement
	Adjustments	of Securities	Benefits	Total
Balance, December 31, 2010	$270,526	$651,449	$(14,560)	$907,415
Change in component during the period	41,127	115,574	572	157,273

Balance, June 30, 2011	$311,653	$767,023	$(13,988)	$1,064,688

4. Investments
The Company had total cash and invested assets of $24.6 billion and $23.1 billion at June 30, 2011 and December 31, 2010, respectively, as illustrated below (dollars in thousands):

	June 30, 2011	December 31, 2010
Fixed maturity securities, available-for-sale	$15,153,807	$14,304,597
Mortgage loans on real estate	908,048	885,811
Policy loans	1,229,663	1,228,418
Funds withheld at interest	5,671,844	5,421,952
Short-term investments	125,618	118,387
Other invested assets	799,341	707,403
Cash and cash equivalents	710,973	463,661

Total cash and invested assets	$24,599,294	$23,130,229

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
The Company participates in a securities borrowing program whereby securities, which are not reflected on the Company’s condensed consolidated balance sheets, are borrowed from a third party. The Company is required to maintain a minimum of 100% of the market value of the borrowed securities as collateral. The Company had borrowed securities with an amortized cost of $150.0 million and a market value of $150.7 million as of June 30, 2011. The borrowed securities are used to provide collateral under an affiliated reinsurance transaction. There were no securities borrowed as of December 31, 2010.

Investment Income, Net of Related Expenses
Major categories of investment income, net of related expenses consist of the following (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Fixed maturity securities available-for-sale	$191,030	$175,638	$375,591	$353,130
Mortgage loans on real estate	13,593	11,954	27,328	24,160
Policy loans	16,724	18,037	33,095	37,879
Funds withheld at interest	111,700	84,392	264,760	175,573
Short-term investments	883	1,130	1,808	2,378
Other invested assets	10,512	6,256	20,210	14,767

Investment revenue	344,442	297,407	722,792	607,887
Investment expense	(7,006)	(5,736)	(14,316)	(11,958)

Investment income, net of related expenses	$337,436	$291,671	$708,476	$595,929

Investment Related Gains (Losses), Net
Investment related gains (losses), net consist of the following (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Fixed maturity and equity securities available for sale:
Other-than-temporary impairment losses on fixed maturities	$(5,582)	$(3,489)	$(7,138)	$(10,919)
Portion of loss recognized in accumulated other comprehensive income (before taxes)	292	(139)	292	2,205

Net other-than-temporary impairment losses on fixed maturities recognized in earnings	(5,290)	(3,628)	(6,846)	(8,714)
Impairment losses on equity securities	(3,680)	(10)	(3,680)	(32)
Gain on investment activity	28,208	19,363	57,584	35,462
Loss on investment activity	(6,653)	(5,662)	(13,567)	(14,194)
Other impairment losses and change in mortgage loan provision	(3,186)	(1,165)	(2,610)	(2,395)
Derivatives and other, net	17,989	14,094	120,127	144,050

Net gains	$27,388	$22,992	$151,008	$154,177

The net other-than-temporary impairment losses on fixed maturity securities recognized in earnings of $5.3 million and $6.8 million in the second quarter and first six months of 2011, respectively, are primarily due to a decline in value of structured securities with exposure to mortgages and corporate bankruptcies. The impairment losses on equity securities of $3.7 million in the second quarter and first six months of 2011 are primarily due to the financial condition of European financial institutions. The decrease in derivative gains for the first six months is primarily due to a decrease in the fair value of free-standing derivatives.
During the three months ended June 30, 2011 and 2010, the Company sold fixed maturity securities and equity securities with fair values of $135.0 million and $159.2 million at gross losses of $6.7 million and $5.7 million, respectively, or at 95.3% and 96.6% of amortized cost, respectively. During the six months ended June 30, 2011 and 2010, the Company sold fixed maturity securities and equity securities with fair values of $331.6 million and $399.3 million at gross losses of $13.6 million and $14.2 million, respectively, or at 96.1% and 96.6% of amortized cost, respectively. The Company generally does not engage in short-term buying and selling of securities.
Other-Than-Temporary Impairments
The Company identifies fixed maturity and equity securities that could potentially have credit impairments that are other-than-temporary by monitoring market events that could impact issuers’ credit ratings, business climates, management changes, litigation, government actions and other similar factors. The Company also monitors late payments, pricing levels, rating agency actions, key financial ratios, financial statements, revenue forecasts and cash flow projections as indicators of credit issues.
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
The following tables set forth the amount of credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the other-than-temporary impairment (“OTTI”) loss was recognized in AOCI, and the corresponding changes in such amounts (dollars in thousands):

	Three months ended June 30,
	2011	2010
Balance, beginning of period	$47,949	$51,578
Initial impairments — credit loss OTTI recognized on securities not previously impaired	1,473	1,152
Additional impairments — credit loss OTTI recognized on securities previously impaired	3,780	3,303
Credit loss impairments previously recognized on securities which were sold during the period	(718)	(2,685)

Balance, end of period	$52,484	$53,348

	Six months ended June 30,
	2011	2010
Balance, beginning of period	$47,291	$47,905
Initial impairments — credit loss OTTI recognized on securities not previously impaired	1,473	2,724
Additional impairments — credit loss OTTI recognized on securities previously impaired	4,438	5,404
Credit loss impairments previously recognized on securities which were sold during the period	(718)	(2,685)

Balance, end of period	$52,484	$53,348

Fixed Maturity and Equity Securities Available-for-Sale
The following tables provide information relating to investments in fixed maturity securities and equity securities by sector as of June 30, 2011 and December 31, 2010 (dollars in thousands):

						Other-than-
				Estimated		temporary
	Amortized	Unrealized	Unrealized	Fair	% of	impairments
June 30, 2011:	Cost	Gains	Losses	Value	Total	in AOCI
Available-for-sale:
Corporate securities	$7,307,996	$470,307	$81,235	$7,697,068	50.8%	$—
Canadian and Canadian provincial governments	2,533,410	677,586	2,840	3,208,156	21.2	—
Residential mortgage-backed securities	1,320,758	59,345	14,319	1,365,784	9.0	(258)
Asset-backed securities	415,637	12,925	51,642	376,920	2.5	(6,258)
Commercial mortgage-backed securities	1,333,832	92,380	67,107	1,359,105	9.0	(8,375)
U.S. government and agencies	191,048	10,832	602	201,278	1.3	—
State and political subdivisions	192,368	11,057	5,061	198,364	1.3	—
Other foreign government securities	746,298	8,557	7,723	747,132	4.9	—

Total fixed maturity securities	$14,041,347	$1,342,989	$230,529	$15,153,807	100.0%	$(14,891)

Non-redeemable preferred stock	$104,444	$5,337	$2,263	$107,518	75.6%
Other equity securities	34,237	1,498	1,027	34,708	24.4

Total equity securities	$138,681	$6,835	$3,290	$142,226	100.0%

						Other-than-
				Estimated		temporary
	Amortized	Unrealized	Unrealized	Fair	% of	impairments
December 31, 2010:	Cost	Gains	Losses	Value	Total	in AOCI
Available-for-sale:
Corporate securities	$6,826,937	$436,384	$107,816	$7,155,505	50.0%	$—
Canadian and Canadian provincial governments	2,354,418	672,951	3,886	3,023,483	21.1	—
Residential mortgage-backed securities	1,443,892	55,765	26,580	1,473,077	10.3	(1,650)
Asset-backed securities	440,752	12,001	61,544	391,209	2.7	(4,963)
Commercial mortgage-backed securities	1,353,279	81,839	97,265	1,337,853	9.4	(10,010)
U.S. government and agencies	199,129	7,795	708	206,216	1.4	—
State and political subdivisions	170,479	2,098	8,117	164,460	1.2	—
Other foreign government securities	556,136	4,304	7,646	552,794	3.9	—

Total fixed maturity securities	$13,345,022	$1,273,137	$313,562	$14,304,597	100.0%	$(16,623)

Non-redeemable preferred stock	$100,718	$4,130	$5,298	$99,550	71.0%
Other equity securities	34,832	6,100	271	40,661	29.0

Total equity securities	$135,550	$10,230	$5,569	$140,211	100.0%

The tables above exclude fixed maturity securities posted by the Company as collateral to counterparties with an amortized cost of $57.9 million and $46.9 million, and an estimated fair value of $60.3 million and $48.2 million, as of June 30, 2011 and December 31, 2010 respectively, which are included in other invested assets in the consolidated balance sheets.
As of June 30, 2011, the Company held securities with a fair value of $1,005.2 million that were issued by the Canadian province of Ontario and $898.6 million in one entity that were guaranteed by the Canadian province of Quebec, both of which exceeded 10% of consolidated stockholders’ equity. As of December 31, 2010, the Company held securities with a fair value of $959.5 million that were issued by the Canadian province of Ontario and $871.6 million in one entity that were guaranteed by the Canadian province of Quebec, both of which exceeded 10% of consolidated stockholders’ equity.
The amortized cost and estimated fair value of fixed maturity securities available-for-sale at June 30, 2011 are shown by contractual maturity in the table below. Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At June 30, 2011, the contractual maturities of investments in fixed maturity securities were as follows (dollars in thousands):

	Amortized	Fair
	Cost	Value
Available-for-sale:
Due in one year or less	$195,747	$200,924
Due after one year through five years	2,245,281	2,323,086
Due after five year through ten years	3,637,689	3,888,290
Due after ten years	4,892,402	5,639,698
Asset and mortgage-backed securities	3,070,228	3,101,809

Total	$14,041,347	$15,153,807

The table below includes major industry types and weighted average credit ratings of the Company’s corporate fixed maturity holdings as of June 30, 2011 and December 31, 2010 (dollars in thousands):

		Estimated		Average Credit
June 30, 2011:	Amortized Cost	Fair Value	% of Total	Ratings
Finance	$2,827,556	$2,907,045	37.8%	A
Industrial	3,366,149	3,604,280	46.8	BBB+
Utility	1,105,801	1,176,889	15.3	BBB+
Other	8,490	8,854	0.1	AA

Total	$7,307,996	$7,697,068	100.0%	A-

		Estimated		Average Credit
December 31, 2010:	Amortized Cost	Fair Value	% of Total	Ratings
Finance	$2,782,936	$2,833,022	39.6%	A
Industrial	3,121,326	3,341,104	46.7	BBB+
Utility	908,737	967,017	13.5	BBB+
Other	13,938	14,362	0.2	AA+

Total	$6,826,937	$7,155,505	100.0%	A-

The following table presents the total gross unrealized losses for fixed maturity and equity securities as of June 30, 2011 and December 31, 2010, respectively, where the estimated fair value had declined and remained below amortized cost by the indicated amount (dollars in thousands):

	June 30, 2011			December 31, 2010
		Gross			Gross
	Number of	Unrealized		Number of	Unrealized
	Securities	Losses	% of Total	Securities	Losses	% of Total
Less than 20%	890	$123,789	52.9%	908	$146,404	45.9%
20% or more for less than six months	15	7,965	3.4	14	18,114	5.7
20% or more for six months or greater	56	102,065	43.7	106	154,613	48.4

Total	961	$233,819	100.0%	1,028	$319,131	100.0%

As of June 30, 2011 and December 31, 2010, respectively, 70.7% and 66.1% of these gross unrealized losses were associated with investment grade securities. The unrealized losses on these securities decreased as credit spreads continued to tighten across all sectors. While credit spreads tightened, treasury rates rose slightly to moderate the credit spread gains during the quarter.
The Company’s determination of whether a decline in value is other-than-temporary includes analysis of the underlying credit and the extent and duration of a decline in value. The Company’s credit analysis of an investment includes determining whether the issuer is current on its contractual payments, evaluating whether it is probable that the Company will be able to collect all amounts due according to the contractual terms of the security and analyzing the overall ability of the Company to recover the amortized cost of the investment. The Company continues to consider valuation declines as a potential indicator of credit deterioration. The Company believes that due to fluctuating market conditions and an extended period of economic uncertainty, the extent and duration of a decline in value have become less indicative of when there has been credit deterioration with respect to an issuer.
The following tables present the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for fixed maturity securities and equity securities that have estimated fair values below amortized cost as of June 30, 2011 and December 31, 2010, respectively (dollars in thousands). These investments are presented by class and grade of security, as well as the length of time the related market value has remained below amortized cost.

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
June 30, 2011:	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
Corporate securities	$1,051,097	$22,729	$322,201	$50,525	$1,373,298	$73,254
Canadian and Canadian provincial governments	132,591	2,840	—	—	132,591	2,840
Residential mortgage-backed securities	122,968	1,979	56,186	10,083	179,154	12,062
Asset-backed securities	40,152	874	100,050	29,877	140,202	30,751
Commercial mortgage-backed securities	154,382	8,007	68,039	21,881	222,421	29,888
U.S. government and agencies	14,288	602	—	—	14,288	602
State and political subdivisions	19,834	985	32,473	4,076	52,307	5,061
Other foreign government securities	161,417	3,945	39,267	3,778	200,684	7,723

Total investment grade securities	1,696,729	41,961	618,216	120,220	2,314,945	162,181

Non-investment grade securities:
Corporate securities	120,371	2,918	65,818	5,063	186,189	7,981
Residential mortgage-backed securities	5,075	931	11,169	1,326	16,244	2,257
Asset-backed securities	2,852	424	26,391	20,467	29,243	20,891
Commercial mortgage-backed securities	22,876	1,492	80,145	35,727	103,021	37,219

Total non-investment grade securities	151,174	5,765	183,523	62,583	334,697	68,348

Total fixed maturity securities	$1,847,903	$47,726	$801,739	$182,803	$2,649,642	$230,529

Non-redeemable preferred stock	$2,291	$4	$21,100	$2,259	$23,391	$2,263
Other equity securities	3,551	391	5,887	636	9,438	1,027

Total equity securities	$5,842	$395	$26,987	$2,895	$32,829	$3,290

Total number of securities in an unrealized loss position	550		411		961

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
December 31, 2010:	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
Corporate securities	$1,170,016	$34,097	$368,128	$61,945	$1,538,144	$96,042
Canadian and Canadian provincial governments	118,585	3,886	—	—	118,585	3,886
Residential mortgage-backed securities	195,406	4,986	105,601	13,607	301,007	18,593
Asset-backed securities	23,065	570	131,172	38,451	154,237	39,021
Commercial mortgage-backed securities	132,526	4,143	109,158	29,059	241,684	33,202
U.S. government and agencies	11,839	708	—	—	11,839	708
State and political subdivisions	68,229	2,890	31,426	5,227	99,655	8,117
Other foreign government securities	322,363	3,142	43,796	4,504	366,159	7,646

Total investment grade securities	2,042,029	54,422	789,281	152,793	2,831,310	207,215

Non-investment grade securities:
Corporate securities	58,420	1,832	91,205	9,942	149,625	11,774
Residential mortgage-backed securities	1,162	605	38,206	7,382	39,368	7,987
Asset-backed securities	—	—	23,356	22,523	23,356	22,523
Commercial mortgage-backed securities	—	—	89,170	64,063	89,170	64,063

Total non-investment grade securities	59,582	2,437	241,937	103,910	301,519	106,347

Total fixed maturity securities	$2,101,611	$56,859	$1,031,218	$256,703	$3,132,829	$313,562

Non-redeemable preferred stock	$15,987	$834	$28,549	$4,464	$44,536	$5,298
Other equity securities	6,877	271	318	—	7,195	271

Total equity securities	$22,864	$1,105	$28,867	$4,464	$51,731	$5,569

Total number of securities in an unrealized loss position	520		508		1,028

As of June 30, 2011, the Company does not intend to sell these fixed maturity securities and does not believe it is more likely than not that it will be required to sell these fixed maturity securities before the recovery of the fair value up to the current amortized cost of the investment, which may be maturity. However, unforeseen facts and circumstances may cause the

Company to sell fixed maturity securities in the ordinary course of managing its portfolio to meet certain diversification, credit quality, asset-liability management and liquidity guidelines.
As of June 30, 2011, the Company has the ability and intent to hold the equity securities until the recovery of the fair value up to the current cost of the investment. However, unforeseen facts and circumstances may cause the Company to sell equity securities in the ordinary course of managing its portfolio to meet certain diversification, credit quality and liquidity guidelines.
Mortgage Loans
Mortgage loans represented approximately 3.7% and 3.8% of the Company’s cash and invested assets as of June 30, 2011 and December 31, 2010, respectively. The Company makes mortgage loans on income producing properties, such as apartments, retail and office buildings, light warehouses and light industrial facilities. Loan-to-value ratios at the time of loan approval are 75% or less. The Company acquired $37.8 million of mortgage loans during the six months ended June 30, 2011.
The Company holds commercial mortgages and has established an internal credit risk grading process for these loans. The internal risk rating model is used to estimate the probability of default and the likelihood of loss upon default. The rating scale ranges from “high investment grade” to “in or near default” with high investment grade being the highest quality and least likely to default and lose principal. Likewise, a rating of in or near default indicates the lowest quality and the most likely to default or lose principal. All loans are assigned a rating at origination and ratings are updated at least annually. Lower rated loans appear on the Company’s watch list and are re-evaluated more frequently. The debt service coverage ratio and the loan to value ratio are the most heavily weighted factors in determining the loan rating. Other factors involved in determining the final rating are loan amortization, tenant rollover, location and market stability, and borrower’s financial condition and experience. Information regarding the Company’s credit quality indicators for its recorded investment in mortgage loans gross of valuation allowances as of June 30, 2011 and December 31, 2010 are as follows (dollars in thousands):

	June 30, 2011	December 31, 2010
Internal credit risk grade:
High investment grade	$193,151	$205,127
Investment grade	535,654	585,818
Average	94,357	38,152
Watch list	75,259	44,208
In or near default	17,319	18,745

Total	$915,740	$892,050

The age analysis of the Company’s past due recorded investment in mortgage loans gross of valuation allowances as of June 30, 2011 and December 31, 2010 are as follows (dollars in thousands):

	June 30, 2011	December 31, 2010
31-60 days past due	$—	$—
61-90 days past due	4,298	—
Greater than 90 days	13,021	15,555

Total past due	17,319	15,555
Current	898,421	876,495

Total	$915,740	$892,050

The following table presents the recorded investment in mortgage loans, by method of evaluation of credit loss, and the related valuation allowances, by type of credit loss, at (dollars in thousands):

	June 30, 2011	December 31, 2010
Mortgage loans:
Evaluated individually for credit losses	$35,919	$35,646
Evaluated collectively for credit losses	879,821	856,404

Mortgage loans, gross of valuation allowances	915,740	892,050

Valuation allowances:
Specific for credit losses	4,594	6,239
Non-specifically identified credit losses	3,098	—

Total valuation allowances	7,692	6,239

Mortgage loans, net of valuation allowances	$908,048	$885,811

Non-specific valuation allowances are established for mortgage loans based on an internal credit quality rating where a property-specific or market-specific risk has not been identified, but for which the Company expects to incur a credit loss. These evaluations are based upon several loan portfolio segment-specific factors, including the Company’s experience for loan losses, defaults and loss severity, loss expectations for loans with similar risk characteristics and industry statistics. These evaluations are revised as conditions change and new information becomes available.
Information regarding the Company’s loan valuation allowances for mortgage loans as of June 30, 2011 and 2010 are as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Balance, beginning of period	$5,664	$7,014	$6,239	$5,784
Charge-offs	(1,157)	—	(1,157)	—
Recoveries	—	—	—	—
Provision	3,185	1,165	2,610	2,395

Balance, end of period	$7,692	$8,179	$7,692	$8,179

Information regarding the portion of the Company’s mortgage loans that were impaired as of June 30, 2011 and December 31, 2010 are as follows (dollars in thousands):

	June 30, 2011	December 31, 2010
Impaired loans with valuation allowances	$29,080	$18,745
Impaired loans without valuation allowances	6,839	16,901

Subtotal	35,919	35,646
Less: Valuation allowances on impaired loans	4,594	6,239

Impaired loans	$31,325	$29,407

The Company’s average investment per impaired loan with valuation allowances was $3.6 million and $6.7 million as of June 30, 2011 and 2010, respectively. The Company’s average investment per impaired loan without valuation allowances was $2.3 million and $3.1 million as of June 30, 2011 and 2010, respectively. Interest income on impaired loans with valuation allowances was $0.2 million and $0.5 million for the three and six months ended June 30, 2011, respectively. Interest income on impaired loans with valuation allowances was not material for the three and six months ended June 30, 2010. Interest income on impaired loans without valuation allowances was $0.1 million for the three and six months ended June 30, 2011, respectively. Interest income on impaired loans without valuation allowances was $0.1 million and $0.3 million for the three and six months ended June 30, 2010, respectively. The Company did not acquire any impaired mortgage loans during the six months ended June 30, 2011. The Company had $13.0 million and $15.6 million of mortgage loans, gross of valuation allowances, that were on nonaccrual status at June 30, 2011 and December 31, 2010, respectively.

5. Derivative Instruments
The following table presents the notional amounts and fair value of derivative instruments as of June 30, 2011 and December 31, 2010 (dollars in thousands):

	June 30, 2011			December 31, 2010
	Notional	Carrying Value/Fair Value		Notional	Carrying Value/Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps(1)	$2,623,012	$37,001	$29,041	$2,302,853	$20,042	$17,132
Financial futures(1)	174,096	—	—	210,295	—	—
Foreign currency forwards(1)	39,700	5,706	—	39,700	5,924	—
Consumer Price index (“CPI”) swaps(1)	126,091	1,667	—	120,340	1,491	—
Credit default swaps(1)	612,500	2,210	4,201	392,500	2,429	131
Equity options(1)	253,803	44,326	—	33,041	5,043	—
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements(2)	—	—	173,160	—	—	274,220
Indexed annuity products(3)	—	86,029	758,431	—	75,431	668,951
Variable annuity products(3)	—	—	45,741	—	—	52,534

Total non-hedging derivatives	3,829,202	176,939	1,010,574	3,098,729	110,360	1,012,968

Derivatives designated as hedging instruments:
Interest rate swaps(1)	21,783	—	1,984	21,783	—	1,718
Foreign currency swaps(1)	615,323	—	66,425	615,323	—	45,749

Total hedging derivatives	637,106	—	68,409	637,106	—	47,467

Total derivatives	$4,466,308	$176,939	$1,078,983	$3,735,835	$110,360	$1,060,435

(1)	Carried on the Company’s condensed consolidated balance sheets in other invested assets or other liabilities, at fair value.

(2)	Embedded liability is included on the condensed consolidated balance sheets with the host contract in funds withheld at interest, at fair value.

(3)	Embedded liability is included on the condensed consolidated balance sheets with the host contract in interest-sensitive contract liabilities, at fair value. Embedded asset is included on the condensed consolidated balance sheets in reinsurance ceded receivables.
Accounting for Derivative Instruments and Hedging Activities
The Company does not enter into derivative instruments for speculative purposes. As discussed below under “Non-qualifying Derivatives and Derivatives for Purposes Other Than Hedging”, the Company uses various derivative instruments for risk management purposes that either do not qualify or have not been qualified for hedge accounting treatment, including derivatives used to economically hedge changes in the fair value of liabilities associated with the reinsurance of variable annuities with guaranteed living benefits. As of June 30, 2011 and December 31, 2010, the Company held interest rate swaps that were designated and qualified as fair value hedges of interest rate risk. As of June 30, 2011 and December 31, 2010, the Company held foreign currency swaps that were designated and qualified as fair value hedges of a portion of its net investment in its foreign operations. As of June 30, 2011 and December 31, 2010, the Company also had derivative instruments that were not designated as hedging instruments. See Note 2 — “Summary of Significant Accounting Policies” of the Company’s 2010 annual report on Form 10-K for a detailed discussion of the accounting treatment for derivative instruments, including embedded derivatives. Derivative instruments are carried at fair value and generally require an insignificant amount of cash at inception of the contracts.
Fair Value Hedges
The Company designates and accounts for certain interest rate swaps that convert fixed rate investments to floating rate investments as fair value hedges when they meet the requirements of the general accounting principles for Derivatives and Hedging. The gain or loss on the hedged item attributable to the hedged benchmark interest rate and the offsetting gain or loss on the related interest rate swaps, both recognized in investment related gains/losses, for the three and six months ended June 30, 2011 and 2010 were (dollars in thousands):

				Ineffectiveness
		Gains (Losses)	Gains (Losses)	Recognized in
Type of Fair		Recognized for	Recognized for	Investment Related
Value Hedge	Hedged Item	Derivatives	Hedged Items	Gains (Losses)
For the three months ended June 30, 2011:
Interest rate swaps	Fixed rate fixed maturities	$(489)	$694	$205

For the three months ended June 30, 2010:
Interest rate swaps	Fixed rate fixed maturities	$(877)	$1,046	$169

For the six months ended June 30, 2011:
Interest rate swaps	Fixed rate fixed maturities	$(266)	$596	$330

For the six months ended June 30, 2010:
Interest rate swaps	Fixed rate fixed maturities	$(1,200)	$1,500	$300
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. There were no instances in which the Company discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.
Hedges of Net Investments in Foreign Operations
The Company uses foreign currency swaps to hedge a portion of its net investment in certain foreign operations against adverse movements in exchange rates. Ineffectiveness on the foreign currency swap is based upon the change in forward rates. The following table illustrates the Company’s net investments in foreign operations (“NIFO”) hedges for the three and six months ended June 30, 2011 and 2010 (dollars in thousands):

	Derivative Gains (Losses) Deferred in AOCI
	For the three months ended		For the six months ended
Type of NIFO Hedge (1) (2)	2011	2010	2011	2010
Foreign currency swaps	$(9,916)	$16,846	$(25,020)	$8,766

(1)	There were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from accumulated other comprehensive income (loss) into investment income during the periods presented.

(2)	There was no ineffectiveness recognized for the Company’s hedges of net investments in foreign operations.
The cumulative foreign currency translation loss recorded in AOCI related to the Company’s NIFO hedges was $25.8 million and $0.8 million at June 30, 2011 and December 31, 2010, respectively. If a foreign operation was sold or substantially liquidated, the amounts in AOCI would be reclassified to the consolidated statements of income. A pro rata portion would be reclassified upon partial sale of a foreign operation.
Non-qualifying Derivatives and Derivatives for Purposes Other Than Hedging
The Company uses various other derivative instruments for risk management purposes that either do not qualify or have not been qualified for hedge accounting treatment, including derivatives used to economically hedge changes in the fair value of liabilities associated with the reinsurance of variable annuities with guaranteed living benefits. The gain or loss related to the change in fair value for these derivative instruments is recognized in investment related gains (losses), in the consolidated statements of income, except where otherwise noted. For the three months ended June 30, 2011 and 2010, the Company recognized investment related gains of $28.5 million and $117.6 million, respectively, and $2.6 million and $118.0 million for the six months ended June 30, 2011 and 2010, respectively, related to derivatives (not including embedded derivatives) that do not qualify or have not been qualified for hedge accounting.
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
Credit Default Swaps
The Company invests in credit default swaps to diversify its credit risk exposure in certain portfolios. These credit default swaps are over-the-counter instruments in which the Company receives payments at specified intervals to insure credit risk on a portfolio of U.S. investment-grade securities. Generally, if a credit event, as defined by the contract, occurs, the contract will require the swap to be settled gross by the delivery of par quantities or value of the referenced investment securities equal to the specified swap notional amount in exchange for the payment of cash amounts by the Company equal to the par value of the investment security surrendered.
The Company also purchases credit default swaps to reduce its risk against a drop in bond prices due to credit concerns of certain bond issuers. If a credit event, as defined by the contract, occurs, the Company is able to put the bond back to the counterparty at par.
Credit default swaps are also used by the Company to synthetically replicate investment risks and returns which are not readily available in the investments markets. These transactions are a combination of a derivative and an investment instrument such as a U.S. corporate security.
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
Embedded Derivatives
The Company has certain embedded derivatives which are required to be separated from their host contracts and reported as derivatives. Host contracts include reinsurance treaties structured on a modified coinsurance or funds withheld basis. Additionally, the Company reinsures equity-indexed annuity and variable annuity contracts with benefits that are considered embedded derivatives, including guaranteed minimum withdrawal benefits, guaranteed minimum accumulation benefits, and guaranteed minimum income benefits. The related gains (losses) for the three and six months ended June 30, 2011 and 2010 are reflected in the following table (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Embedded derivatives in modified coinsurance or funds withheld arrangements and variable annuity contracts included in investment related gains (losses)	$(15,335)	$(108,422)	$107,854	$21,383
After the associated amortization of DAC and taxes, the related amounts included in net income	(3,626)	(7,172)	24,358	13,407
Amounts related to embedded derivatives in equity-indexed annuities included in benefits and expenses	(32,077)	(14,950)	(73,348)	(3,222)
After the associated amortization of DAC and taxes, the related amounts included in net income	(13,192)	(3,952)	(49,842)	(5,184)
Non-hedging Derivatives
A summary of the effect of non-hedging derivatives, including embedded derivatives, on the Company’s income statement for the three and six months ended June 30, 2011 and 2010 is as follows (dollars in thousands):

		Gain (Loss) for the Three Months Ended
		June 30,
Type of Non-hedging Derivative	Income Statement Location of Gain (Loss)	2011	2010
Interest rate swaps	Investment related gains (losses), net	$25,343	$87,115
Financial futures	Investment related gains (losses), net	(2,873)	32,823
Foreign currency forwards	Investment related gains (losses), net	595	1,447
CPI swaps	Investment related gains (losses), net	503	108
Credit default swaps	Investment related gains (losses), net	988	(4,060)
Equity options	Investment related gains (losses), net	3,919	127
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	Investment related gains (losses), net	10,525	32,512
Indexed annuity products	Policy acquisition costs and other insurance expenses	4,026	2,596
Indexed annuity products	Interest credited	(36,101)	(17,546)
Variable annuity products	Investment related gains (losses), net	(25,860)	(140,934)

Total non-hedging derivatives		$(18,935)	$(5,812)

		Gain (Loss) for the Six Months Ended
		June 30,
Type of Non-hedging Derivative	Income Statement Location of Gain (Loss)	2011	2010
Interest rate swaps	Investment related gains (losses), net	$14,613	$98,455
Financial futures	Investment related gains (losses), net	(14,296)	21,077
Foreign currency forwards	Investment related gains (losses), net	(260)	618
CPI swaps	Investment related gains (losses), net	1,315	1,032
Credit default swaps	Investment related gains (losses), net	1,880	(3,284)
Equity options	Investment related gains (losses), net	(650)	127
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	Investment related gains (losses), net	101,060	155,147
Indexed annuity products	Policy acquisition costs and other insurance expenses	12,119	1,161
Indexed annuity products	Interest credited	(85,466)	(4,383)
Variable annuity products	Investment related gains (losses), net	6,794	(133,763)

Total non-hedging derivatives		$37,109	$136,187

Credit Risk
The Company manages its credit risk related to over-the-counter derivatives by entering into transactions with creditworthy counterparties, maintaining collateral arrangements and through the use of master agreements that provide for a single net payment to be made by one counterparty to another at each due date and upon termination. As exchange-traded futures are affected through regulated exchanges, and positions are marked to market on a daily basis, the Company has minimal exposure to credit-related losses in the event of nonperformance by counterparties.
The Company enters into various collateral arrangements, which require both the posting and accepting of collateral in connection with its derivative instruments. Collateral agreements contain attachment thresholds that may vary depending on the posting party’s ratings. Additionally, a decline in the Company’s or the counterparty’s credit ratings to specified levels could result in potential settlement of the derivative positions under the Company’s agreements with its counterparties. The Company also has exchange-traded futures, which require the maintenance of a margin account.
The Company’s credit exposure related to derivative contracts is generally limited to the fair value at the reporting date plus or minus any collateral posted or held by the Company. Information regarding the Company’s credit exposure related to its over-the-counter derivative contracts and margin account for exchange-traded futures at June 30, 2011 and December 31, 2010 are reflected in the following table (dollars in thousands):

	June 30, 2011	December 31, 2010
Estimated fair value of derivatives in net asset (liability) position	$(10,741)	$(29,801)
Securities pledged to counterparties as collateral(1)	60,337	48,223
Cash pledged from counterparties as collateral(2)	(18,310)	(10,300)
Securities pledged from counterparties as collateral(3)	(30,253)	(1,781)

Net credit exposure	$1,033	$6,341

Margin account related to exchange-traded futures(2)	$11,379	$16,285

(1)	Consists of U.S. Treasury securities, included in other invested assets.

(2)	Included in cash and cash equivalents

(3)	Consists of U.S. Treasury securities.
6. Fair Value of Financial Instruments
Fair values of financial instruments have been determined by using available market information and the valuation techniques described below. Considerable judgment is often required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein may not necessarily be indicative of amounts that could be realized in a current market exchange. The use of different assumptions or valuation techniques may have a material effect on the estimated fair value amounts. The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2011 and December 31, 2010 (dollars in thousands):

	June 30, 2011		December 31, 2010
		Estimated Fair		Estimated Fair
	Carrying Value	Value	Carrying Value	Value
Assets:
Fixed maturity securities	$15,153,807	$15,153,807	$14,304,597	$14,304,597
Mortgage loans on real estate	908,048	971,212	885,811	933,513
Policy loans	1,229,663	1,229,663	1,228,418	1,228,418
Funds withheld at interest	5,671,844	6,053,869	5,421,952	5,838,064
Short-term investments	125,618	125,618	118,387	118,387
Other invested assets	759,750	764,347	683,307	681,242
Cash and cash equivalents	710,973	710,973	463,661	463,661
Accrued investment income	160,436	160,436	127,874	127,874
Reinsurance ceded receivables	88,473	43,045	95,557	91,893
Liabilities:
Interest-sensitive contract liabilities	$6,163,476	$5,893,885	$5,856,945	$5,866,088
Long-term and short-term debt	1,614,399	1,668,873	1,216,410	1,226,517
Collateral finance facility	837,789	527,499	850,039	514,250
Company-obligated mandatorily redeemable preferred securities	—	—	159,421	221,341
Publicly traded fixed maturity securities are valued based upon quoted market prices or estimates from independent pricing services, independent broker quotes and pricing matrices. Private placement fixed maturity securities are valued based on the credit quality and duration of marketable securities deemed comparable by the Company’s investment advisor, which may be of another issuer. The Company utilizes information from third parties, such as pricing services and brokers, to assist in determining fair values for certain assets and liabilities; however, management is ultimately responsible for all fair values presented in the Company’s financial statements. The fair value of mortgage loans on real estate is estimated using discounted cash flows. Policy loans typically carry an interest rate that is adjusted annually based on a market index and therefore carrying value approximates fair value. The carrying value of funds withheld at interest approximates fair value except where the funds withheld are specifically identified in the agreement. When funds withheld are specifically identified in the agreement, the fair value is based on the fair value of the underlying assets which are held by the ceding company. The carrying values of cash and cash equivalents and short-term investments approximate fair values due to the short-term maturities of these instruments. Common and preferred equity investments and derivative financial instruments included in other invested assets are reflected at fair value on the condensed consolidated balance sheets based primarily on quoted market prices. Limited partnership interests included in other invested assets consist of those investments accounted for using the cost method. The remaining carrying value recognized in the condensed consolidated balance sheets represents investments in limited partnership interests accounted for using the equity method, which do not meet the definition of financial instruments for which fair value is required to be disclosed. The fair value of limited partnerships is based on net asset values. The carrying value for accrued investment income approximates fair value.
The carrying and fair values of interest-sensitive contract liabilities reflected in the table above exclude contracts with significant mortality risk. The fair value of the Company’s interest-sensitive contract liabilities and related reinsurance ceded receivables is based on the cash surrender value of the liabilities, adjusted for recapture fees. The fair value of the Company’s long-term debt is estimated based on either quoted market prices or quoted market prices for the debt of corporations with similar credit quality. The fair values of the Company’s collateral finance facility and company-obligated mandatorily redeemable preferred securities are estimated using discounted cash flows. See Note 14 — “Financing Activities and Stock Transactions”, for information regarding the Company’s company-obligated mandatorily redeemable preferred securities.
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
Income Approach. Income approach valuation techniques convert future amounts, such as cash flows or earnings, to a single discounted amount. These techniques rely on current expectations of future amounts. Examples of income approach valuation techniques include present value techniques, option-pricing models and binomial or lattice models that incorporate present value techniques.
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
For the quarters ended June 30, 2011 and 2010, the application of market standard valuation techniques applied to similar assets and liabilities has been consistent.
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
When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest priority level input that is significant to the fair value measurement in its entirety. For example, a Level 3 fair value measurement may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Therefore, gains and losses for such assets and liabilities categorized within Level 3 may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3). Assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 are summarized below (dollars in thousands):

		Fair Value Measurements Using:
June 30, 2011:	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities — available-for-sale:
Corporate securities	$7,697,068	$13,558	$6,705,950	$977,560
Canadian and Canadian provincial governments	3,208,156	—	3,208,156	—
Residential mortgage-backed securities	1,365,784	—	1,262,354	103,430
Asset-backed securities	376,920	—	188,147	188,773
Commercial mortgage-backed securities	1,359,105	—	1,208,340	150,765
U.S. government and agencies securities	201,278	186,346	14,932	—
State and political subdivision securities	198,364	6,942	168,490	22,932
Other foreign government securities	747,132	199,614	543,444	4,074

Total fixed maturity securities — available-for-sale	15,153,807	406,460	13,299,813	1,447,534
Funds withheld at interest — embedded derivatives	(173,160)	—	—	(173,160)
Cash equivalents	313,675	313,675	—	—
Short-term investments	35,845	29,297	6,548	—
Other invested assets:
Non-redeemable preferred stock	107,518	87,181	20,337	—
Other equity securities	34,708	4,787	18,920	11,001
Derivatives:
Interest rate swaps	7,960	—	7,960	—
Foreign currency forwards	5,706	—	5,706	—
CPI swaps	1,667	—	1,667	—
Credit default swaps	(1,157)	—	(1,157)	—
Equity options	44,326	—	44,326	—
Collateral	60,337	60,337	—	—

Total other invested assets	261,065	152,305	97,759	11,001
Reinsurance ceded receivable — embedded derivatives	86,029	—	—	86,029

Total	$15,677,261	$901,737	$13,404,120	$1,371,404

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$804,171	$—	$—	$804,171
Other liabilities:
Derivatives:
Interest rate swaps	1,984	—	1,984	—
Credit default swaps	834	—	834	—
Foreign currency swaps	66,425	—	66,425	—

Total other liabilities	69,243	—	69,243	—

Total	$873,414	$—	$69,243	$804,171

		Fair Value Measurements Using:
December 31, 2010:	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities — available-for-sale:
Corporate securities	$7,155,505	$16,182	$6,266,987	$872,336
Canadian and Canadian provincial governments	3,023,483	—	3,023,483	—
Residential mortgage-backed securities	1,473,077	—	1,289,786	183,291
Asset-backed securities	391,209	—	162,651	228,558
Commercial mortgage-backed securities	1,337,853	—	1,190,297	147,556
U.S. government and agencies securities	206,216	166,861	39,355	—
State and political subdivision securities	164,460	6,865	150,612	6,983
Other foreign government securities	552,794	4,037	542,178	6,579

Total fixed maturity securities — available-for-sale	14,304,597	193,945	12,665,349	1,445,303
Funds withheld at interest — embedded derivatives	(274,220)	—	—	(274,220)
Cash equivalents(1)	253,746	253,746	—	—
Short-term investments	7,310	5,257	2,053	—
Other invested assets:
Non-redeemable preferred stock	99,550	72,393	26,737	420
Other equity securities	40,661	5,126	19,119	16,416
Derivatives:
Interest rate swaps	20,042	—	20,042	—
Foreign currency forwards	5,924	—	5,924	—
CPI swaps	1,491	—	1,491	—
Credit default swaps	2,429	—	2,429	—
Equity options	5,043	—	5,043	—
Collateral	48,223	48,223	—	—

Total other invested assets	223,363	125,742	80,785	16,836
Reinsurance ceded receivable — embedded derivatives	75,431	—	—	75,431

Total	$14,590,227	$578,690	$12,748,187	$1,263,350

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$721,485	$—	$—	$721,485
Other liabilities:
Derivatives: (2)
Interest rate swaps	18,850	—	18,850	—
Credit default swaps	131	—	131	—
Foreign currency swaps	45,749	—	45,749	—

Total other liabilities	64,730	—	64,730	—

Total	$786,215	$—	$64,730	$721,485

(1)	Beginning in the second quarter of 2011, the fair value information for certain cash equivalents was included. Information as of December 31, 2010 was recast to reflect this change.

(2)	Balances have been adjusted due to typographical errors in the 2010 Annual Report.
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
The fair values of private placement securities are primarily determined using a discounted cash flow model. In certain cases these models primarily use observable inputs with a discount rate based upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions, taking into account, among other factors, the credit quality and industry sector of the issuer and the reduced liquidity associated with private placements. Generally, these securities have been reflected within Level 2. For certain private fixed maturities, the discounted cash flow model may also incorporate significant unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the security. To the extent management determines that such unobservable inputs are not significant to the price of a security, a Level 2 classification is made. Otherwise, a Level 3 classification is used.
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
Cash Equivalents and Short-Term Investments — Cash equivalents and short-term investments include money market instruments, commercial paper and other highly liquid debt instruments. Money market instruments are generally valued using unadjusted quoted prices in active markets that are accessible for identical assets and are primarily classified as Level 1. The fair value of certain other short-term investments, such as floating rate notes and bonds with original maturities less then twelve months, are based upon other market observable data and are typically classified as Level 2. Various time deposits carried as cash equivalents or short-term investments are not measured at estimated fair value and therefore are excluded from the tables presented.
Equity Securities — Equity securities consist principally of preferred stock of publicly and privately traded companies. The fair values of most publicly traded equity securities are based on quoted market prices in active markets for identical assets and are classified within Level 1 in the fair value hierarchy. Estimated fair values for most privately traded equity securities are determined using valuation models that require a substantial level of judgment. In determining the fair value of certain privately traded equity securities the models may also use unobservable inputs, which reflect the Company’s assumptions about the inputs market participants would use in pricing. Most privately traded equity securities are classified within Level 3. The fair values of preferred equity securities are based on prices obtained from independent pricing services and these securities are generally classified within Level 2 in the fair value hierarchy. The fair value of other equity securities, included in Level 2, represent the Company’s common stock investment in the Federal Home Loan Bank of Des Moines.
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
As of June 30, 2011 and December 31, 2010, respectively, the Company classified approximately 9.6% and 10.1% of its fixed maturity securities in the Level 3 category. These securities primarily consist of private placement corporate securities with an inactive trading market. Additionally, the Company has included asset-backed securities with sub-prime exposure and mortgage-backed securities with below investment grade ratings in the Level 3 category due to market uncertainty associated with these securities and the Company’s utilization of information.
The tables below provide a summary of the changes in fair value of Level 3 assets and liabilities for the three and six months ended June 30, 2011, as well as the portion of gains or losses included in income for the three and six months ended June 30, 2011 attributable to unrealized gains or losses related to those assets and liabilities still held at June 30, 2011 (dollars in thousands):

	Fixed maturity securities - available-for-sale
		Residential		Commercial
		mortgage-		mortgage-
	Corporate	backed	Asset-backed	backed
For the three months ended June 30, 2011:	securities	securities	securities	securities
Fair value, beginning of period	$940,470	$138,568	$202,246	$203,394
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	75	233	322	611
Investment related gains (losses), net	321	(45)	(3,671)	(2,242)
Claims & other policy benefits	—	—	—	—
Interest credited	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—
Included in other comprehensive income	9,228	(2,910)	3,182	(5,825)
Purchases(1)	97,606	5,329	25,007	5,069
Sales(1)	(19,563)	(6,635)	(3,998)	—
Settlements(1)	(25,050)	(4,205)	(8,693)	(3,080)
Transfers into Level 3(2)	26,268	—	10,175	11,665
Transfers out of Level 3(2)	(51,795)	(26,905)	(35,797)	(58,827)

Fair value, end of period	$977,560	$103,430	$188,773	$150,765

Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$56	$216	$331	$601
Investment related gains (losses), net	—	(44)	(2,998)	(2,254)
Claims & other policy benefits	—	—	—	—
Interest credited	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—

	Fixed maturity securities —
	available-for-sale
	State		Funds withheld
	and political	Other foreign	at interest-
	subdivision	government	embedded
For the three months ended June 30, 2011 (continued):	securities	securities	derivative
Fair value, beginning of period	$45,081	$6,495	$(183,685)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	2	—	—
Investment related gains (losses), net	(3)	—	10,525
Claims & other policy benefits	—	—	—
Interest credited	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—
Included in other comprehensive income	939	110	—
Purchases(1)	—	—	—
Sales(1)	—	—	—
Settlements(1)	(22)	—	—
Transfers into Level 3(2)	14,260	—	—
Transfers out of Level 3(2)	(37,325)	(2,531)	—

Fair value, end of period	$22,932	$4,074	$(173,160)

Fixed maturity securities —
available-for-sale
	State		Funds withheld
	and political	Other foreign	at interest-
	subdivision	government	embedded
For the three months ended June 30, 2011 (continued):	securities	securities	derivative
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$2	$—	$—
Investment related gains (losses), net	—	—	10,525
Claims & other policy benefits	—	—	—
Interest credited	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—

	Other invested		Reinsurance	Interest sensitive
	assets- non-	Other invested	ceded receivable-	contract liabilities
	redeemable	assets- other	embedded	embedded
For the three months ended June 30, 2011 (continued):	preferred stock	equity securities	derivative	derivative
Fair value, beginning of period	$420	$14,134	$82,482	$(739,017)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	—	—	—	—
Investment related gains (losses), net	—	3,504	—	(25,860)
Claims & other policy benefits	—	—	—	(603)
Interest credited	—	—	—	(36,267)
Policy acquisition costs and other insurance expenses	—	—	4,473	—
Included in other comprehensive income	—	(2,704)	—	—
Purchases(1)	—	—	1,831	(21,302)
Sales(1)	(420)	(3,933)	—	—
Settlements(1)	—	—	(2,757)	18,878
Transfers into Level 3(2)	—	—	—	—
Transfers out of Level 3(2)	—	—	—	—

Fair value, end of period	$—	$11,001	$86,029	$(804,171)

Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$—	$—	$—	$—
Investment related gains (losses), net	—	—	—	(25,861)
Claims & other policy benefits	—	—	—	(1,370)
Interest credited	—	—	—	(55,145)
Policy acquisition costs and other insurance expenses	—	—	10,645	—

(1)	The amount reported within purchases, sales and settlements is the purchase price (for purchases) and the sales/settlement proceeds (for sales and settlements) based upon the actual date purchased or sold/settled. Items purchased and sold/settled in the same period are excluded from the rollforward. The Company had no issuances during the period.

(2)	The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the beginning of the quarter in which the actual event or change in circumstances that caused the transfer occurs. Transfers into Level 3 are due to a lack of observable market data for these securities or, in accordance with company policy, when the ratings of certain asset classes fall below investment grade. Transfers out of Level 3 are due to an increase in observable market data or when the underlying inputs are evaluated and determined to be market observable. Transfers between Level 1 and Level 2 were not significant.

	Fixed maturity securities - available-for-sale
		Residential		Commercial
		mortgage-		mortgage-
	Corporate	backed	Asset-backed	backed
For the six months ended June 30, 2011:	securities	securities	securities	securities
Fair value, beginning of period	$872,336	$183,291	$228,558	$147,556
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	162	493	904	1,169
Investment related gains (losses), net	741	(401)	(2,827)	(2,732)
Claims & other policy benefits	—	—	—	—
Interest credited	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—
Included in other comprehensive income	9,454	4,484	7,413	27,316
Purchases(1)	197,807	5,782	29,880	7,683
Sales(1)	(21,232)	(20,701)	(22,298)	—
Settlements(1)	(75,730)	(12,365)	(16,841)	(3,410)
Transfers into Level 3(2)	60,679	5,001	21,501	66,854
Transfers out of Level 3(2)	(66,657)	(62,154)	(57,517)	(93,671)

Fair value, end of period	$977,560	$103,430	$188,773	$150,765

Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$130	$474	$838	$1,155
Investment related gains (losses), net	(514)	(44)	(3,551)	(2,743)
Claims & other policy benefits	—	—	—	—
Interest credited	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—

	Fixed maturity securities -
	available-for-sale
	State		Funds withheld
	and political	Other foreign	at interest-
	subdivision	government	embedded
For the six months ended June 30, 2011 (continued):	securities	securities	derivative
Fair value, beginning of period	$6,983	$6,579	$(274,220)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	370	1	—
Investment related gains (losses), net	(8)	—	101,060
Claims & other policy benefits	—	—	—
Interest credited	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—
Included in other comprehensive income	3,615	4	—
Purchases(1)	871	—	—
Sales(1)	—	—	—
Settlements(1)	(43)	—	—
Transfers into Level 3(2)	48,469	21	—
Transfers out of Level 3(2)	(37,325)	(2,531)	—
Fair value, end of period	$22,932	$4,074	$(173,160)
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$370	$(36)	$—
Investment related gains (losses), net	—	—	101,060
Claims & other policy benefits	—	—	—
Interest credited	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—

	Other invested		Reinsurance	Interest sensitive
	assets- non-	Other invested	ceded receivable-	contract liabilities
	redeemable	assets- other	embedded	embedded
For the six months ended June 30, 2011 (continued):	preferred stock	equity securities	derivative	derivative
Fair value, beginning of period	$420	$16,416	$75,431	$(721,485)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	—	—	—	—
Investment related gains (losses), net	—	3,504	—	6,794
Claims & other policy benefits	—	—	—	317
Interest credited	—	—	—	(86,116)
Policy acquisition costs and other insurance expenses	—	—	12,312	—
Included in other comprehensive income	—	(4,987)	—	—
Purchases(1)	—	—	4,264	(41,220)
Sales(1)	(420)	(3,932)	—	—
Settlements(1)	—	—	(5,978)	37,539
Transfers into Level 3(2)	—	—	—	—
Transfers out of Level 3(2)	—	—	—	—

Fair value, end of period	$—	$11,001	$86,029	$(804,171)

Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$—	$—	$—	$—
Investment related gains (losses), net	—	—	—	6,794
Claims & other policy benefits	—	—	—	(16)
Interest credited	—	—	—	(123,655)
Policy acquisition costs and other insurance expenses	—	—	18,485	—

(1)	The amount reported within purchases, sales and settlements is the purchase price (for purchases) and the sales/settlement proceeds (for sales and settlements) based upon the actual date purchased or sold/settled. Items purchased and sold/settled in the same period are excluded from the rollforward. The Company had no issuances during the period.

(2)	The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the beginning of the quarter in which the actual event or change in circumstances that caused the transfer occurs. Transfers into Level 3 are due to a lack of observable market data for these securities or, in accordance with company policy, when the ratings of certain asset classes fall below investment grade. Transfers out of Level 3 are due to an increase in observable market data or when the underlying inputs are evaluated and determined to be market observable. Transfers between Level 1 and Level 2 were not significant.
The tables below provide a summary of the changes in fair value of Level 3 assets and liabilities for the three and six months ended June 30, 2010, as well as the portion of gains or losses included in income for the three and six months ended June 30, 2010 attributable to unrealized gains or losses related to those assets and liabilities still held at June 30, 2010 (dollars in thousands):

	Fixed maturity securities - available-for-sale
		Residential		Commercial
		mortgage-		mortgage-
	Corporate	backed	Asset-backed	backed
For the three months ended June 30, 2010:	securities	securities	securities	securities
Fair value, beginning of period	$829,277	$210,615	$206,220	$117,709
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	176	505	997	1,117
Investment related gains (losses), net	(2,040)	(4,137)	(40)	(3,799)
Claims & other policy benefits	—	—	—	—
Interest credited	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—
Included in other comprehensive income	12,588	14,005	8,838	11,218
Purchases, sales and settlements(1)	43,467	(26,010)	(5,907)	(135)
Transfers into Level 3(2)	38,822	25,075	19,325	34,380
Transfers out of Level 3(2)	(33,321)	(7,272)	—	(9,784)

Fair value, end of period	$888,969	$212,781	$229,433	$150,706

Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$138	$496	$997	$1,117
Investment related gains (losses), net	—	(1,650)	(452)	(1,525)
Claims & other policy benefits	—	—	—	—
Interest credited	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—

	Fixed maturity securities -
	available-for-sale
	State		Funds withheld
	and political	Other foreign	at interest-
	subdivision	government	embedded	Short-term
For the three months ended June 30, 2010 (continued):	securities	securities	derivative	investments
Fair value, beginning of period	$11,486	$2,174	$(311,859)	$—
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	12	1	—	—
Investment related gains (losses), net	(4)	(12)	32,511	—
Claims & other policy benefits	—	—	—	—
Interest credited	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—
Included in other comprehensive income	(778)	36	—	(1)
Purchases, sales and settlements(1)	(20)	4,104	—	1,267
Transfers into Level 3(2)	1,820	—	—	—
Transfers out of Level 3(2)	—	—	—	—

Fair value, end of period	$12,516	$6,303	$(279,348)	$1,266

Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$12	$1	$—	$—
Investment related gains (losses), net	—	—	32,512	—
Claims & other policy benefits	—	—	—	—
Interest credited	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—

	Other invested		Reinsurance	Interest sensitive
	assets- non-	Other invested	ceded receivable-	contract liabilities
	redeemable	assets- other	embedded	embedded
For the three months ended June 30, 2010 (continued):	preferred stock	equity securities	derivative	derivative
Fair value, beginning of period	$4,098	$12,836	$67,911	$(594,532)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	—	—	—	—
Investment related gains (losses), net	550	—	—	(140,934)
Claims & other policy benefits	—	—	—	(570)
Interest credited	—	—	—	(17,137)
Policy acquisition costs and other insurance expenses	—	—	2,690	—
Included in other comprehensive income	(22)	3,564	—	—
Purchases, sales and settlements(1)	(3,000)	—	(447)	(6,431)
Transfers into Level 3(2)	—	—	—	—
Transfers out of Level 3(2)	—	—	—	—

Fair value, end of period	$1,626	$16,400	$70,154	$(759,604)

Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$—	$—	$—	$—
Investment related gains (losses), net	(3)	—	—	(140,934)
Claims & other policy benefits	—	—	—	(731)
Interest credited	—	—	—	(28,020)
Policy acquisition costs and other insurance expenses	—	—	4,246	—

(1)	The amount reported within purchases, sales and settlements is the purchase price (for purchases) and the sales/settlement proceeds (for sales and settlements) based upon the actual date purchased or sold/settled. Items purchased and sold/settled in the same period are excluded from the rollforward. The Company had no issuances during the period.

(2)	The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the beginning of the quarter in which the actual event or change in circumstances that caused the transfer occurs. Transfers into Level 3 are due to a lack of observable market data for these securities or, in accordance with company policy, when the ratings of certain asset classes fall below investment grade. Transfers out of Level 3 are due to an increase in observable market data or when the underlying inputs are evaluated and determined to be market observable. Transfers between Level 1 and Level 2 were not significant.

	Fixed maturity securities - available-for-sale
		Residential		Commercial
		mortgage-		mortgage-
	Corporate	backed	Asset-backed	backed
For the six months ended June 30, 2010:	securities	securities	securities	securities
Fair value, beginning of period	$1,036,891	$144,457	$262,767	$329,560
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	397	906	1,533	1,777
Investment related gains (losses), net	(150)	(5,708)	(512)	(3,993)
Claims & other policy benefits	—	—	—	—
Interest credited	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—
Included in other comprehensive income	29,765	14,526	19,275	10,274
Purchases, sales and settlements(1)	37,215	(7,449)	(13,921)	4,229
Transfers into Level 3(2)	66,135	73,503	29,275	44,320
Transfers out of Level 3(2)	(281,284)	(7,454)	(68,984)	(235,461)

Fair value, end of period	$888,969	$212,781	$229,433	$150,706

Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$293	$838	$1,522	$1,759
Investment related gains (losses), net	(585)	(3,685)	(452)	(3,992)
Claims & other policy benefits	—	—	—	—
Interest credited	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—

	Fixed maturity securities -
	available-for-sale
	State		Funds withheld
	and political	Other foreign	at interest-
	subdivision	government	embedded	Short-term
For the six months ended June 30, 2010 (continued):	securities	securities	derivative	investments
Fair value, beginning of period	$12,080	$17,303	$(434,494)	$443
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	23	1	—	—
Investment related gains (losses), net	(7)	(11)	155,146	—
Claims & other policy benefits	—	—	—	—
Interest credited	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—
Included in other comprehensive income	500	30	—	(1)
Purchases, sales and settlements(1)	(40)	1,258	—	997
Transfers into Level 3(2)	1,820	2,178	—	(173)
Transfers out of Level 3(2)	(1,860)	(14,456)	—	—

Fair value, end of period	$12,516	$6,303	$(279,348)	$1,266

Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$23	$1	$—	$—
Investment related gains (losses), net	—	—	155,147	—
Claims & other policy benefits	—	—	—	—
Interest credited	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—

	Other invested		Reinsurance	Interest sensitive
	assets- non-	Other invested	ceded receivable-	contract liabilities
	redeemable	assets- other	embedded	embedded
For the six months ended June 30, 2010 (continued):	preferred stock	equity securities	derivative	derivative
Fair value, beginning of period	$6,775	$10,436	$68,873	$(608,654)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	—	—	—	—
Investment related gains (losses), net	550	—	—	(133,763)
Claims & other policy benefits	—	—	—	(114)
Interest credited	—	—	—	(4,949)
Policy acquisition costs and other insurance expenses	—	—	1,557	—
Included in other comprehensive income	(141)	5,339	—	—
Purchases, sales and settlements(1)	(5,146)	625	(276)	(12,124)
Transfers into Level 3(2)	(412)	—	—	—
Transfers out of Level 3(2)	—	—	—	—

Fair value, end of period	$1,626	$16,400	$70,154	$(759,604)

Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(1)	$—	$—	$—
Investment related gains (losses), net	(3)	—	—	(133,763)
Claims & other policy benefits	—	—	—	(750)
Interest credited	—	—	—	(25,330)
Policy acquisition costs and other insurance expenses	—	—	4,904	—

(1)	The amount reported within purchases, sales and settlements is the purchase price (for purchases) and the sales/settlement proceeds (for sales and settlements) based upon the actual date purchased or sold/settled. Items purchased and sold/settled in the same period are excluded from the rollforward. The Company had no issuances during the period.

(2)	The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the beginning of the quarter in which the actual event or change in circumstances that caused the transfer occurs. Transfers into Level 3 are due to a lack of observable market data for these securities or, in accordance with company policy, when the ratings of certain asset classes fall below investment grade. Transfers out of Level 3 are due to an increase in observable market data or when the underlying inputs are evaluated and determined to be market observable. Transfers between Level 1 and Level 2 were not significant.

Nonrecurring Fair Value Measurements — Certain assets and liabilities are measured at fair value on a nonrecurring basis. Nonrecurring fair value adjustments on certain foreclosed commercial mortgage loans resulted in $1.2 million of gains being recorded for the six months ended June 30, 2011. The carrying value of these foreclosed mortgage loans as of June 30, 2011 was $4.6 million, based on the fair value of the underlying real estate collateral. In addition, nonrecurring fair value adjustments on impaired commercial mortgage loans resulted in $0.7 million of net losses being recorded for the second quarter and first six months of 2011. The carrying value of these impaired mortgage loans as of June 30, 2011 was $24.5 million. There were no material assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2010.
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

	Three months ended June 30,		Six months ended June 30,
Total revenues:	2011	2010	2011	2010
U.S.	$1,254,057	$1,187,111	$2,606,197	$2,473,702
Canada	263,067	221,256	528,576	474,027
Europe & South Africa	295,694	219,743	576,016	446,524
Asia Pacific	346,120	282,181	685,325	592,037
Corporate and Other	45,039	21,586	90,298	45,772

Total	$2,203,977	$1,931,877	$4,486,412	$4,032,062

	Three months ended June 30,		Six months ended June 30,
Income before income taxes:	2011	2010	2011	2010
U.S.	$116,171	$120,775	$267,068	$252,347
Canada	43,992	33,748	74,663	52,721
Europe & South Africa	16,241	22,326	42,560	32,983
Asia Pacific	7,914	23,761	33,242	50,206
Corporate and Other	16,088	(2,538)	24,722	3,130

Total	$200,406	$198,072	$442,255	$391,387

Total Assets:	June 30, 2011	December 31, 2010
U.S.	$17,612,924	$17,470,744
Canada	3,682,535	3,441,915
Europe & South Africa	1,795,122	1,584,007
Asia Pacific	2,921,825	2,440,316
Corporate and Other	4,646,871	4,144,926

Total	$30,659,277	$29,081,908

8. Commitments and Contingent Liabilities
At June 30, 2011, the Company’s commitments to fund investments were $181.0 million in limited partnerships, $3.0 million in commercial mortgage loans and $14.8 million in private placement investments. At December 31, 2010, the Company’s commitments to fund investments were $147.2 million in limited partnerships, $6.7 million in commercial mortgage loans and $7.5 million in private placement investments. The Company anticipates that the majority of its current commitments will be invested over the next five years; however, these commitments could become due any time at the request of the counterparties. Investments in limited partnerships and private placements are carried at cost or accounted for using the equity method and included in other invested assets in the condensed consolidated balance sheets.
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
The Company has obtained bank letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions. At June 30, 2011 and December 31, 2010, there were approximately $16.4 million and $16.0 million, respectively, of undrawn outstanding bank letters of credit in favor of third parties. Additionally, the Company utilizes letters of credit to secure reserve credits when it retrocedes business to its subsidiaries, including Parkway Reinsurance Company, Timberlake Financial, L.L.C., RGA Americas Reinsurance Company, Ltd., RGA Reinsurance Company (Barbados) Ltd. and RGA Atlantic Reinsurance Company, Ltd. The Company cedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions, such as the U.S. and the United Kingdom. The capital required to support the business in the affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of June 30, 2011 and December 31, 2010, $465.0 million and $518.4 million, respectively, in undrawn letters of credit from various banks were outstanding, backing reinsurance between various subsidiaries of the Company. The banks providing letters of credit to the Company are included on the National Association of Insurance Commissioners (“NAIC”) list of approved banks.
The Company maintains a syndicated revolving credit facility with an overall capacity of $750.0 million, which is scheduled to mature in September 2012. The Company may borrow cash and obtain letters of credit in multiple currencies under this facility. As of June 30, 2011, the Company had $213.6 million in issued, but undrawn, letters of credit under this facility, which is included in the total above. Applicable letter of credit fees and fees payable for the credit facility depend upon the Company’s senior unsecured long-term debt rating. The Company also maintains a $200.0 million letter of credit facility which is scheduled to mature in September 2019. This letter of credit is fully utilized and will be amortized to zero by 2019. As of June 30, 2011, the Company had $200.0 million in issued, but undrawn, letters of credit under this facility, which is included in the total above. Letter of credit fees for this facility are fixed for the term of the facility. On May 13, 2011, the Company entered into a five-year, $120.0 million letter of credit facility agreement. As of June 30, 2011, the Company had no issued letters of credit under this new facility. Letter of credit fees for this facility are fixed for the term of the facility. Fees associated with the Company’s other letters of credit are not fixed for periods in excess of one year and are based on the Company’s ratings and the general availability of these instruments in the marketplace.
RGA has issued guarantees to third parties on behalf of its subsidiaries for the payment of amounts due under certain reinsurance treaties, securities borrowing arrangements and office lease obligations, whereby, if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. In limited circumstances, treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA’s subsidiary is relatively new, unrated, or not of a significant size, relative to the ceding company. Liabilities supported by the treaty guarantees, before consideration for any legally offsetting amounts due from the guaranteed party, totaled $710.6 million and $600.8 million as of June 30, 2011 and December 31, 2010, respectively, and are reflected on the Company’s condensed consolidated balance sheets in future policy benefits. As of June 30, 2011 and December 31, 2010, the Company’s exposure related to treaty guarantees, net of assets held in trust, was $466.5 million and $352.0 million, respectively. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to borrowed securities provide additional security to third parties should a subsidiary fail to make principal and/or interest payments when due. As of June 30, 2011, RGA’s exposure related to borrowed securities guarantees was $150.7 million.
Manor Reinsurance, Ltd. (“Manor Re”), a subsidiary of RGA, has obtained $300.0 million of collateral financing through 2020 from an international bank which enables Manor Re to deposit assets in trust to support statutory reserve credits for an affiliated reinsurance transaction. The bank has recourse to RGA should Manor Re fail to make payments or otherwise not perform its obligations under this financing.
In addition, the Company indemnifies its directors and officers as provided in its charters and by-laws. Since this indemnity generally is not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under this indemnity in the future.

9. Income Tax
As of June 30, 2011 and 2010, respectively, the Company’s total amount of unrecognized tax benefits was $194.0 million and $180.4 million and the total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, was $24.8 million and $19.3 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits for the six months ended June 30, 2011 and 2010 are as follows (dollars in thousands):

	Total Unrecognized
	Tax Benefits
	2011	2010
Balance, beginning of year	$182,354	$221,040
Additions for tax positions of prior years	9,684	—
Reductions for tax positions of prior years	—	(42,628)
Additions for tax positions of current year	1,969	1,973

Balance, end of period	$194,007	$180,385

The Company’s accrual for uncertain tax positions that are timing in nature and have no impact on the Company’s effective tax rate increased by approximately $8.2 million during the first six months of 2011 and decreased by $42.6 million during the first six months of 2010. The Company also increased its uncertain tax positions that would impact the effective tax rate by approximately $3.5 million and $2.0 million during the first six months of 2011 and 2010, respectively.
10. Employee Benefit Plans
The components of net periodic benefit costs for the three and six months ended June 30, 2011 and 2010 were as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net periodic pension benefit cost:
Service cost	$1,597	$1,406	$3,012	$2,492
Interest cost	1,052	810	1,942	1,723
Expected return on plan assets	(825)	(803)	(1,469)	(1,289)
Amortization of prior service cost	94	8	101	15
Amortization of prior actuarial gain	314	(64)	502	375

Total	$2,232	$1,357	$4,088	$3,316

Net periodic other benefits cost:
Service cost	$212	$149	$424	$298
Interest cost	221	168	441	337
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	—	—	—	—
Amortization of prior actuarial gain	59	5	118	10

Total	$492	$322	$983	$645

The Company made pension contributions in the amount of $3.0 million in the second quarter of 2011 and expects to make total pension contributions of $4.6 million in 2011.
11. Equity Based Compensation
Equity compensation expense was $4.3 million and $3.3 million in the second quarter of 2011 and 2010, respectively, and $12.1 million and $9.9 million in the first six months of 2011 and 2010, respectively. In the first quarter of 2011, the Company granted 0.5 million stock options at a weighted average strike price of $59.74 per share and 0.2 million performance contingent units to employees. Also in the first quarter of 2011, non-employee directors were granted a total of 14,200 shares of common stock. As of June 30, 2011, 1.4 million share options at a weighted average strike price of $43.29 per share were vested and exercisable with a remaining weighted average exercise period of 4.3 years. As of June 30, 2011, the total compensation cost of non-vested awards not yet recognized in the financial statements was $31.0 million. It is estimated that these costs will vest over a weighted average period of 2.4 years.

12. Retrocession Arrangements and Reinsurance Ceded Receivables
The Company generally reports retrocession activity on a gross basis. Amounts paid or deemed to have been paid for reinsurance are reflected in reinsurance ceded receivables. The cost of reinsurance related to long-duration contracts is recognized over the terms of the reinsured policies on a basis consistent with the reporting of those policies. In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage, quota share and coinsurance contracts.
Certain retrocessions are arranged through the Company’s retrocession pools for amounts in excess of the Company’s retention limit. As of June 30, 2011 and December 31, 2010, all rated retrocession pool participants followed by the A.M. Best Company were rated “A- (excellent)” or better. The Company verifies retrocession pool participants’ ratings on a quarterly basis. For a majority of the retrocessionaires that were not rated, security in the form of letters of credit or trust assets has been given as additional security in favor of RGA Reinsurance Company (“RGA Reinsurance”). In addition, the Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance. In addition to its third party retrocessionaires, various RGA reinsurance subsidiaries retrocede amounts in excess of their retention to RGA Reinsurance, RGA Reinsurance Company (Barbados) Ltd., RGA Americas Reinsurance, Ltd., Manor Reinsurance, Ltd., RGA Worldwide Reinsurance Company, Ltd., or RGA Atlantic Reinsurance Company, Ltd.
As of June 30, 2011 and December 31, 2010, the Company had claims recoverable from retrocessionaires of $165.9 million and $162.4 million, respectively, which is included in reinsurance ceded receivables, in the condensed consolidated balance sheets. The Company considers outstanding claims recoverable in excess of 90 days to be past due. There was $12.4 million and $16.0 million of past due claims recoverable as of June 30, 2011 and December 31, 2010, respectively. Based on the Company’s annual financial reviews, the Company has not established a valuation allowance for claims recoverable from retrocessionaires. The Company has never experienced a material default in connection with retrocession arrangements, nor has it experienced any difficulty in collecting claims recoverable from retrocessionaires; however, no assurance can be given as to the future performance of such retrocessionaires or as to recoverability of any such claims.
13. Repurchase of Collateral Finance Facility Notes
During the first quarter of 2011, the Company repurchased $12.7 million face amount of its Series A Floating Rate Insured Notes issued by RGA’s subsidiary, Timberlake Financial, L.L.C., for $7.6 million, which was the market value at the date of the purchase. The notes were purchased by RGA Reinsurance, also a subsidiary of RGA. As a result, the Company recorded a pre-tax gain of $5.0 million, after fees, in other revenues at that time.
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
On March 4, 2011, RGA completed the remarketing of approximately 4.5 million trust preferred securities with an aggregate accreted value of approximately $158.2 million that were initially issued as a component of its Trust Preferred Income Equity Redeemable Securities (“PIERS Units”). When issued, each PIERS Unit initially consisted of (1) a preferred security issued by RGA Capital Trust I, a financing subsidiary of RGA, with an annual distribution rate of 5.75 percent and stated maturity of March 18, 2051, and (2) a warrant to purchase at any time prior to December 15, 2050, 1.2508 shares of RGA common stock. Approximately 4.4 million of the warrants were exercised on March 4, 2011, at a price of $35.44 per warrant, resulting in the issuance of approximately 5.5 million shares, with cash paid in lieu of fractional shares. The warrant exercise price was paid to RGA. Remaining warrants were redeemed in cash at their redemption amount of $14.56 per warrant. As a result of the remarketing, the remarketed preferred securities had a fixed accreted value of $35.44 per security with a fixed annual distribution rate of 2.375% and were repaid on June 5, 2011, the revised maturity date. The proceeds from the remarketing were paid directly to the selling holders, unless holders timely elected to exercise their warrants in lieu of mandatory redemption, in which case the proceeds were applied on behalf of such selling holders to satisfy in full the exercise price of the warrants. Preferred securities of holders who timely elected to opt out of the remarketing were adjusted to match the terms of the remarketed preferred securities. In the first quarter of 2011, RGA recorded a $4.4 million pre-tax loss, included in other operating expenses, related to the recognition of the unamortized issuance costs of the original preferred securities.
On March 7, 2011, RGA entered into an accelerated share repurchase (“ASR”) agreement with a financial counterparty. Under the ASR agreement, RGA purchased 2.5 million shares of its outstanding common stock at an initial price of $59.76 per share and an aggregate price of approximately $149.4 million. The purchase price was funded from cash on hand. The counterparty completed its purchases during the second quarter of 2011 and as a result, RGA was required to pay $4.3 million to the counterparty for the final settlement which resulted in a final price of $61.47 per share on the repurchased common stock. The common shares repurchased have been placed into treasury to be used for general corporate purposes.
RGA’s share purchase transactions described above are intended to offset share dilution associated with the issuance of approximately 5.5 million common shares from the exercise of warrants as discussed above.
On May 27, 2011, RGA issued 5.00% Senior Notes due June 1, 2021 with a face amount of $400.0 million. These senior notes have been registered with the Securities and Exchange Commission. The net proceeds from the offering were approximately $394.4 million and will be used to fund the payment of RGA’s $200.0 million senior notes that will mature in December 2011 and for general corporate purposes. Capitalized issue costs were approximately $3.4 million.
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
Investments
In April 2011, the FASB amended the general accounting principles for Receivables as it relates to a creditor’s determination of whether a restructuring is a troubled debt restructuring. This amendment clarifies the guidance related to the creditor’s evaluation of whether it has granted a concession and whether the debtor is experiencing financial difficulties. It also clarifies that the creditor is precluded from using the effective interest rate test when evaluating whether a restructuring constitutes a troubled debt restructuring. The amendment is effective for interim and annual reporting periods beginning on or after June 15, 2011, and is to be applied retrospectively to restructurings occurring on or after the beginning of the annual period of adoption. The adoption of this amendment is not expected to have a material impact on the Company’s condensed consolidated financial statements.
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
Transfers and Servicing
In April 2011, the FASB amended the general accounting principles for Transfers and Servicing as it relates to the reconsideration of effective control for repurchase agreements. This amendment removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets and also removes the collateral maintenance implementation guidance related to that criterion. The amendment is effective for interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the impact of this amendment on its condensed consolidated financial statements.
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
Fair Value Measurements and Disclosures
In May 2011, the FASB amended the general accounting principles for Fair Value Measurements and Disclosures as it relates to the measurement and disclosure requirements about fair value measurements. This amendment clarifies the FASB’s intent about the application of existing fair value measurement requirements. It also changes particular principles and requirements for measuring fair value and for disclosing information about fair value measurements. The amendment is effective for interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the impact of this amendment on its condensed consolidated financial statements.
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
Comprehensive Income
In June 2011, the FASB amended the general accounting principles for Comprehensive Income as it relates to the presentation of comprehensive income. This amendment requires entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in either a continuous statement of comprehensive income or in two separate but consecutive statements. The amendment does not change the items that must be reported in other comprehensive income. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently evaluating the impact of this amendment on its condensed consolidated financial statements.

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
Numerous important factors could cause actual results and events to differ materially from those expressed or implied by forward-looking statements including, without limitation, (1) adverse capital and credit market conditions and their impact on the Company’s liquidity, access to capital and cost of capital, (2) the impairment of other financial institutions and its effect on the Company’s business, (3) requirements to post collateral or make payments due to declines in market value of assets subject to the Company’s collateral arrangements, (4) the fact that the determination of allowances and impairments taken on the Company’s investments is highly subjective, (5) adverse changes in mortality, morbidity, lapsation or claims experience, (6) changes in the Company’s financial strength and credit ratings and the effect of such changes on the Company’s future results of operations and financial condition, (7) inadequate risk analysis and underwriting, (8) general economic conditions or a prolonged economic downturn affecting the demand for insurance and reinsurance in the Company’s current and planned markets, (9) the availability and cost of collateral necessary for regulatory reserves and capital, (10) market or economic conditions that adversely affect the value of the Company’s investment securities or result in the impairment of all or a portion of the value of certain of the Company’s investment securities, that in turn could affect regulatory capital, (11) market or economic conditions that adversely affect the Company’s ability to make timely sales of investment securities, (12) risks inherent in the Company’s risk management and investment strategy, including changes in investment portfolio yields due to interest rate or credit quality changes, (13) fluctuations in U.S. or foreign currency exchange rates, interest rates, or securities and real estate markets, (14) adverse litigation or arbitration results, (15) the adequacy of reserves, resources and accurate information relating to settlements, awards and terminated and discontinued lines of business, (16) the stability of and actions by governments and economies in the markets in which the Company operates, including ongoing uncertainties regarding the amount of United States sovereign debt and the credit ratings thereof, (17) competitive factors and competitors’ responses to the Company’s initiatives, (18) the success of the Company’s clients, (19) successful execution of the Company’s entry into new markets, (20) successful development and introduction of new products and distribution opportunities, (21) the Company’s ability to successfully integrate and operate reinsurance business that the Company acquires, (22) action by regulators who have authority over the Company’s reinsurance operations in the jurisdictions in which it operates, (23) the Company’s dependence on third parties, including those insurance companies and reinsurers to which the Company cedes some reinsurance, third-party investment managers and others, (24) the threat of natural disasters, catastrophes, terrorist attacks, epidemics or pandemics anywhere in the world where the Company or its clients do business, (25) changes in laws, regulations, and accounting standards applicable to the Company, its subsidiaries, or its business, (26) the effect of the Company’s status as an insurance holding company and regulatory restrictions on its ability to pay principal of and interest on its debt obligations, and (27) other risks and uncertainties described in this document and in the Company’s other filings with the Securities and Exchange Commission (“SEC”).
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
Results of Operations
Consolidated
Consolidated income before income taxes increased $2.3 million, or 1.2%, and $50.9 million, or 13.0%, for the three and six months ended June 30, 2011, as compared to the same periods in 2010. The increase in income before income taxes for the second quarter and first six months of 2011 was primarily due to increased net premiums and investment income in all segments partially offset by higher claims experience, primarily in the Asia Pacific segment. Also contributing to the favorable results for the second quarter and first six months of 2011 was a favorable change in the value of embedded derivatives within the U.S. segment due to the impact of tightening credit spreads in the U.S. debt markets, as compared to the same periods in 2010. Foreign currency fluctuations relative to the prior year favorably affected income before income taxes by approximately $6.2 million and $11.3 million for the second quarter and first six months of 2011, respectively, as compared to the same periods in 2010.
The Company recognizes in consolidated income, changes in the value of embedded derivatives on modified coinsurance (“Modco”) or funds withheld treaties, equity-indexed annuity treaties (“EIAs”) and variable annuity products. The change in the value of embedded derivatives related to reinsurance treaties written on a Modco or funds withheld basis are subject to the general accounting principles for Derivatives and Hedging related to embedded derivatives. The unrealized gains and losses associated with these embedded derivatives, after adjustment for deferred acquisition costs, decreased income before income taxes by $1.3 million and $9.8 million in the second quarter and first six months of 2011, respectively, as compared to the same periods in 2010. Changes in risk free rates used in the fair value estimates of embedded derivatives associated with EIAs affect the amount of unrealized gains and losses the Company recognizes. The unrealized gains and losses associated with EIAs, after adjustment for deferred acquisition costs and retrocession, decreased income before income taxes by $2.5 million and increased income before income taxes by $0.6 million in the second quarter and first six months of 2011, respectively, as compared to the same periods in 2010. The change in the Company’s liability for variable annuities associated with guaranteed minimum living benefits affects the amount of unrealized gains and losses the Company recognizes. The unrealized gains and losses associated with guaranteed minimum living benefits, after adjustment for deferred acquisition costs, increased income before income taxes by $6.7 million and $26.6 million in the second quarter and first six months of 2011, respectively, as compared to the same periods in 2010.
The combined changes in these three types of embedded derivatives, after adjustment for deferred acquisition costs and retrocession, resulted in an increase of approximately $2.9 million and approximately $17.5 million in consolidated income before income taxes in the second quarter and first six months of 2011, respectively, as compared to the same periods in

2010. These fluctuations do not affect current cash flows, crediting rates or spread performance on the underlying treaties. Therefore, management believes it is helpful to distinguish between the effects of changes in these embedded derivatives, net of related hedging activity, and the primary factors that drive profitability of the underlying treaties, namely investment income, fee income, and interest credited.
Consolidated net premiums increased $206.7 million, or 13.1%, and $314.3 million, or 9.8%, for the three and six months ended June 30, 2011, as compared to the same periods in 2010, primarily due to growth in life reinsurance and foreign currency fluctuations. Foreign currency fluctuations favorably affected net premiums by approximately $77.3 million and $119.8 million for the three and six months ended June 30, 2011, as compared to the same periods in 2010. Consolidated assumed insurance in force increased to $2,658.8 billion as of June 30, 2011 from $2,367.3 billion as of June 30, 2010 due to new business production. The Company added new business production, measured by face amount of insurance in force, of $95.0 billion and $90.4 billion during the second quarter of 2011 and 2010, respectively, and $183.2 billion and $169.2 billion during the first six months of 2011 and 2010, respectively. Management believes industry consolidation and the established practice of reinsuring mortality risks should continue to provide opportunities for growth, albeit at rates less than historically experienced in some markets.
Consolidated investment income, net of related expenses, increased $45.8 million, or 15.7%, and $112.5 million, or 18.9%, for the three and six months ended June 30, 2011, as compared to the same periods in 2010. The increase in the second quarter was primarily due to a larger average invested asset base offset by a lower effective investment portfolio yield and a $19.9 million increase from market value changes related to the Company’s funds withheld at interest investment associated with the reinsurance of certain EIAs, which are substantially offset by a corresponding change in interest credited to policyholder account balances resulting in an insignificant effect on net income. The increase in the first six months was primarily due to an $88.6 million increase from market value changes related to the Company’s funds withheld at interest investment associated with the reinsurance of certain EIAs, which are substantially offset by a corresponding change in interest credited to policyholder account balances resulting in an insignificant effect on net income. In addition, increased investment income from a larger average invested asset base was partially offset by a lower invested asset yield. Average invested assets at amortized cost for the six months ended June 30, 2011 totaled $17.0 billion, a 12.2% increase over the same period in 2010. The average yield earned on investments, excluding funds withheld, decreased to 5.35% for the second quarter of 2011 from 5.51% for the second quarter of 2010. The average yield earned on investments, excluding funds withheld, decreased to 5.35% for the first six months of 2011 from 5.67% for the first six months of 2010. The average yield will vary from quarter to quarter and year to year depending on a number of variables, including the prevailing interest rate and credit spread environment, changes in the mix of the underlying investments and cash balances, and the timing of dividends and distributions on certain investments.
Total investment related gains (losses), net reflect a favorable change of $4.4 million and an unfavorable change of $3.2 million, for the three and six months ended June 30, 2011, as compared to the same periods in 2010. The favorable change for the second quarter was primarily due to favorable changes in the embedded derivatives related to guaranteed minimum living benefits of $115.1 million and an increase in gains from the sale of investment securities, largely offset by a decrease in net hedging gains related to the liabilities associated with guaranteed minimum living benefits of $96.9 million and unfavorable changes in the embedded derivatives related to reinsurance treaties written on a Modco or funds withheld basis of $22.0 million. The unfavorable change for the first six months is primarily due to a decrease in net hedging gains related to the liabilities associated with guaranteed minimum living benefits of $119.1 million and unfavorable changes in the value of embedded derivatives associated with reinsurance treaties written on a Modco or funds withheld basis of $54.1 million, largely offset by favorable changes in the embedded derivatives related to guaranteed minimum living benefits of $140.6 million and an increase in gains from the sale of investment securities. See Note 4 — “Investments” and Note 5 — “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for additional information on investment related gains (losses), net and derivatives. Investment income and investment related gains and losses are allocated to the operating segments based upon average assets and related capital levels deemed appropriate to support segment operations.
The effective tax rate on a consolidated basis was 33.7% and 35.9% for the second quarter of 2011 and 2010, respectively, and 33.6% and 36.3% for the first six months of 2011 and 2010, respectively. The second quarter and first six months of 2011 effective tax rates were lower than the U.S. statutory rate of 35% primarily as a result of income in non-U.S. jurisdictions with lower tax rates than the U.S. The second quarter and first six months of 2010 effective tax rates were affected by additional tax provision accruals of approximately $5.0 million and $9.9 million, respectively, related to extender provisions that the U.S. Congress did not pass until the fourth quarter of 2010, at which time the Company reversed this accrual.
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

For the three months ended June 30, 2011		Non-Traditional
			Financial	Total
(dollars in thousands)	Traditional	Asset-Intensive	Reinsurance	U.S.

Revenues:
Net premiums	$973,837	$3,459	$—	$977,296
Investment income, net of related expenses	124,564	105,129	62	229,755
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(6,275)	101	(26)	(6,200)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	2,307	(252)	10	2,065
Other investment related gains (losses), net	4,173	13,477	23	17,673

Total investment related gains (losses), net	205	13,326	7	13,538
Other revenues	738	23,536	9,194	33,468

Total revenues	1,099,344	145,450	9,263	1,254,057

Benefits and expenses:
Claims and other policy benefits	839,173	4,264	—	843,437
Interest credited	14,967	80,614	—	95,581
Policy acquisition costs and other insurance expenses (income)	132,172	43,201	797	176,170
Other operating expenses	19,486	1,743	1,469	22,698

Total benefits and expenses	1,005,798	129,822	2,266	1,137,886

Income before income taxes	$93,546	$15,628	$6,997	$116,171

For the three months ended June 30, 2010		Non-Traditional
			Financial	Total
(dollars in thousands)	Traditional	Asset-Intensive	Reinsurance	U.S.

Revenues:
Net premiums	$933,162	$3,128	$—	$936,290
Investment income (loss), net of related expenses	120,782	82,961	107	203,850
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(930)	(16)	—	(946)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	620	(59)	—	561
Other investment related gains (losses), net	3,031	16,381	(10)	19,402

Total investment related gains (losses), net	2,721	16,306	(10)	19,017
Other revenues	190	21,944	5,820	27,954

Total revenues	1,056,855	124,339	5,917	1,187,111

For the three months ended June 30, 2010 (continued)		Non-Traditional
			Financial	Total
(dollars in thousands)	Traditional	Asset-Intensive	Reinsurance	U.S.

Benefits and expenses:
Claims and other policy benefits	788,956	2,850	—	791,806
Interest credited	16,312	62,858	—	79,170
Policy acquisition costs and other insurance expenses	134,470	38,656	580	173,706
Other operating expenses	18,303	2,414	937	21,654

Total benefits and expenses	958,041	106,778	1,517	1,066,336

Income before income taxes	$98,814	$17,561	$4,400	$120,775

For the six months ended June 30, 2011		Non-Traditional
			Financial	Total
(dollars in thousands)	Traditional	Asset-Intensive	Reinsurance	U.S.

Revenues:
Net premiums	$1,908,890	$6,784	$—	$1,915,674
Investment income, net of related expenses	244,345	252,502	(135)	496,712
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(6,275)	(451)	(26)	(6,752)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	2,307	(252)	10	2,065
Other investment related gains (losses), net	13,048	118,498	(12)	131,534

Total investment related gains (losses), net	9,080	117,795	(28)	126,847
Other revenues	1,231	47,537	18,196	66,964

Total revenues	2,163,546	424,618	18,033	2,606,197

Benefits and expenses:
Claims and other policy benefits	1,661,580	7,080	—	1,668,660
Interest credited	29,551	172,093	—	201,644
Policy acquisition costs and other insurance expenses	259,634	159,542	1,650	420,826
Other operating expenses	40,836	3,897	3,266	47,999

Total benefits and expenses	1,991,601	342,612	4,916	2,339,129

Income before income taxes	$171,945	$82,006	$13,117	$267,068

For the six months ended June 30, 2010		Non-Traditional
			Financial	Total
(dollars in thousands)	Traditional	Asset-Intensive	Reinsurance	U.S.

Revenues:
Net premiums	$1,836,123	$15,005	$—	$1,851,128
Investment income (loss), net of related expenses	234,243	179,328	56	413,627
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(930)	(45)	—	(975)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	620	(565)	—	55
Other investment related gains (losses), net	5,879	149,512	(19)	155,372

Total investment related gains (losses), net	5,569	148,902	(19)	154,452
Other revenues	788	42,837	10,870	54,495

Total revenues	2,076,723	386,072	10,907	2,473,702

Benefits and expenses:
Claims and other policy benefits	1,578,731	12,460	—	1,591,191
Interest credited	32,948	103,142	—	136,090
Policy acquisition costs and other insurance expenses	263,243	182,744	1,106	447,093
Other operating expenses	39,162	5,603	2,216	46,981

Total benefits and expenses	1,914,084	303,949	3,322	2,221,355

Income before income taxes	$162,639	$82,123	$7,585	$252,347

Income before income taxes for the U.S. operations segment decreased by $4.6 million, or 3.8%, and increased $14.7 million, or 5.8%, for the three and six months ended June 30, 2011, as compared to the same periods in 2010. The decrease in income before income taxes in the second quarter can primarily be attributed to an overall decrease in investment related gains and increases in related policy acquisition costs somewhat offset by increases in investment spreads earned on asset-intensive business and an increase in financial reinsurance fees. The increase in income the first six months of 2011 can primarily be attributed to increases in investment income and gains from the sale of investment securities, included in investment related gains. These increases were partially offset by the unfavorable impact of changes in credit spreads on the fair value of embedded derivatives associated with treaties written on a Modco or funds withheld basis, which unfavorably affected both the second quarter and the first six months of income as compared to the same periods in 2010. Decreases or increases in credit spreads result in an increase or decrease in value of the embedded derivative, and therefore, an increase or decrease in investment related gains or losses, respectively.
Traditional Reinsurance
The U.S. Traditional sub-segment provides individual life reinsurance, and to a lesser extent, group, health and long-term care reinsurance, to domestic clients for a variety of life products through yearly renewable term, coinsurance and modified coinsurance agreements. These reinsurance arrangements may involve either facultative or automatic agreements. This sub-segment added new business production, measured by face amount of insurance in force, of $24.3 billion and $44.1 billion during the second quarters, and $55.6 billion and $84.7 billion during the first six months of 2011 and 2010, respectively. Management believes industry consolidation and the established practice of reinsuring mortality risks should continue to provide opportunities for growth, albeit at rates less than historically experienced.
Income before income taxes for the U.S. Traditional sub-segment decreased by $5.3 million and increased by $9.3 million for the three and six months ended June 30, 2011, as compared to the same periods in 2010. The decrease in the second quarter can be primarily attributed to increases in claims and other policy benefits. The increase in income for the first six months was primarily due to increases in investment income, net of related expenses and increases in net investment related gains. Investment income, net of related expenses, increased by $3.8 million and $10.1 million in the second quarter and first six months of 2011, respectively. Net investment related gains decreased by $2.5 million and increased by $3.5 million in the second quarter and first six months of 2011, respectively.
Net premiums for the U.S. Traditional sub-segment increased $40.7 million, or 4.4%, and $72.8 million, or 4.0% for the three and six months ended June 30, 2011, as compared to the same periods in 2010. These increases in net premiums were driven by the growth in individual life business in force and health and group related coverages. At June 30, 2011, total face amount of individual life insurance for the U.S. Traditional sub-segment was $1,337.5 million compared to $1,328.9 million at June 30, 2010.
Net investment income increased $3.8 million, or 3.1%, and $10.1 million, or 4.3%, for the three and six months ended June 30, 2011, as compared to the same periods in 2010, primarily due to growth in the invested asset base of 5.8%. Investment related gains decreased $2.5 million and increased $3.5 million for the three and six months ended June 30, 2011, as compared to the same periods in 2010. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support segment operations. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Claims and other policy benefits as a percentage of net premiums (“loss ratios”) were 86.2% and 84.5% for the second quarter of 2011 and 2010, respectively, and 87.0% and 86.0% for the six months ended June 30, 2011 and 2010, respectively. The increase in the percentages for both the second quarter and first six months was primarily due to normal volatility in mortality business and higher than expected group disability claims. Although reasonably predictable over a period of years, death claims can be volatile over short-term periods.
Interest credited expense decreased $1.3 million, or 8.2%, and $3.4 million, or 10.3%, for the three and six months ended June 30, 2011, as compared to the same periods in 2010. The decreases were driven primarily by a treaty with a decrease in the overall credited loan rate to 4.8% in 2011 compared to 5.6% in 2010. Interest credited in this sub-segment relates to amounts credited on cash value products which also have a significant mortality component.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 13.6% and 14.4% for the second quarter of 2011 and 2010, respectively, and 13.6% and 14.3% for the six months ended June 30, 2011 and 2010, respectively. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels within coinsurance-type arrangements. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary. Also, the mix of first year coinsurance business versus yearly renewable term business can cause the percentage to fluctuate from period to period.

Other operating expenses increased $1.2 million, or 6.5%, and $1.7 million, or 4.3%, for the three and six months ended June 30, 2011, as compared to the same periods in 2010. Other operating expenses as a percentage of net premiums were 2.0% and 2.0% for the second quarter of 2011 and 2010, respectively, and 2.1% and 2.1% for the six months ended June 30, 2011 and 2010, respectively.
Asset-Intensive Reinsurance
The U.S. Asset-Intensive sub-segment assumes primarily investment risk within underlying annuities and corporate-owned life insurance policies. Most of these agreements are coinsurance, coinsurance with funds withheld or Modco whereby the Company recognizes profits or losses primarily from the spread between the investment income earned and the interest credited on the underlying deposit liabilities.
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

	For the three months ended		For the six months ended
(dollars in thousands)	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Total revenues	$145,450	$124,339	$424,618	$386,072
Less:
Embedded derivatives — Modco/Funds withheld treaties	10,525	32,512	101,060	155,147
Guaranteed minimum benefit riders and related free standing derivatives	1,341	(16,828)	13,962	(7,451)

Revenues before certain derivatives	133,584	108,655	309,596	238,376

Benefits and expenses:
Total benefits and expenses	129,822	106,778	342,612	303,949
Less:
Embedded derivatives — Modco/Funds withheld treaties	4,698	25,391	65,720	110,057
Guaranteed minimum benefit riders and related free standing derivatives	832	(10,831)	8,955	(6,151)
Equity-indexed annuities	7,155	4,616	(1,537)	(932)

Benefits and expenses before certain derivatives	117,137	87,602	269,474	200,975

Income (loss) before income taxes:
Income (loss) before income taxes	15,628	17,561	82,006	82,123
Less:
Embedded derivatives — Modco/Funds withheld treaties	5,827	7,121	35,340	45,090
Guaranteed minimum benefit riders and related free standing derivatives	509	(5,997)	5,007	(1,300)
Equity-indexed annuities	(7,155)	(4,616)	1,537	932

Income before income taxes and certain derivatives	16,447	21,053	40,122	37,401

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
In the second quarter of 2011, the change in fair value of the embedded derivative increased revenues by $10.5 million and related deferred acquisition expenses increased benefits and expenses by $4.7 million, for a positive pre-tax income impact of $5.8 million, primarily due to a decrease in investment credit spreads. During the second quarter of 2010, the change in fair value of the embedded derivative increased revenues by $32.5 million and related deferred acquisition expenses increased benefits and expenses by $25.4 million, for a positive pre-tax income impact of $7.1 million, primarily due to a decrease in investment credit spreads. In the first six months of 2011, the change in fair value of the embedded derivative increased revenues by $101.1 million and related deferred acquisition expenses increased benefits and expenses by $65.7 million, for a positive pre-tax income impact of $35.3 million, primarily due to a decrease in investment credit spreads. During the first six months of 2010, the change in fair value of the embedded derivative increased revenues by $155.1 million and related deferred acquisition expenses increased benefits and expenses by $110.1 million, for a positive pre-tax income impact of $45.1 million, primarily due to a decrease in investment credit spreads.
Guaranteed Minimum Benefit Riders- Represents the impact related to guaranteed minimum benefits associated with the Company’s reinsurance of variable annuities. The fair value changes of the guaranteed minimum benefits along with the changes in fair value of the free standing derivatives, financial futures and equity options, purchased by the Company to hedge the liability are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in benefits and expenses. In the second quarter of 2011, the change in the fair value of the guaranteed minimum benefits, after allowing for changes in the associated free standing derivatives, increased revenues by $1.3 million and related deferred acquisition expenses increased benefits and expenses by $0.8 million for a positive pre-tax income impact of $0.5 million. In the second quarter of 2010, the change in the fair value of the guaranteed minimum benefits after allowing for changes in the associated free-standing derivatives decreased revenues by $16.8 million and related deferred acquisition expenses increased benefits and expenses by $10.8 million for a negative pre-tax income impact of $6.0 million. In the first six months of 2011, the change in the fair value of the guaranteed minimum benefits, after allowing for changes in the associated free standing derivatives, increased revenues by $14.0 million and related deferred acquisition expenses reduced benefits and expenses by $9.0 million for a positive pre-tax income impact of $5.0 million. In the first six months of 2010, the change in the fair value of the guaranteed minimum benefits after allowing for changes in the associated hedge instruments decreased revenues by $7.5 million and related deferred acquisition expenses increased benefits and expenses by $6.2 million for a negative pre-tax income impact of $1.3 million.
Equity-Indexed Annuities- Represents the impact of changes in the risk-free rate on the calculation of the fair value of embedded derivative liabilities associated with EIAs, after adjustments for related deferred acquisition expenses and retrocession. In the second quarter of 2011 and 2010, benefits and expenses increased $7.2 million and $4.6 million, respectively. In the first six months of 2011 and 2010, benefits and expenses decreased $1.5 million and decreased $0.9 million, respectively.
The changes in derivatives discussed above do not affect current cash flows, crediting rates or spread performance on the underlying treaties. Fluctuations occur period to period primarily due to changing investment conditions including, but not limited to, interest rate movements (including risk-free rates and credit spreads), implied volatility and equity market performance, all of which are factors in the calculations of fair value. Therefore, management believes it is helpful to distinguish between the effects of changes in these derivatives, net of related hedging activity, and the primary factors that drive profitability of the underlying treaties, namely investment income, fee income (included in other revenues), and interest credited.
Discussion and analysis before certain derivatives:
Income before income taxes and certain derivatives decreased by $4.6 million and increased by $2.7 million for the three and six months ended June 30, 2011, as compared to the same periods in 2010. The decrease in income for the second quarter is primarily attributed to higher policy acquisition and other insurance expenses and an increase in interest credited offset by an increase in investment income and realized capital gains offset in part by an increase in higher policy acquisition and other insurance expenses and an increase in interest credited, as compared to the same period in 2010. The increase in income for the first six months was primarily due to general improvement in the broader U.S. financial markets and related favorable impacts on the underlying annuity account values.
Revenue before certain derivatives increased by $24.9 million and $71.2 million for the three and six months ended June 30, 2011, as compared to the same periods in 2010. These variances were driven by changes in investment income related to equity options held in a funds withheld portfolio associated with equity-indexed annuity treaties. Increases in investment income related to equity options were mostly offset by corresponding increases in interest credited expense.
Benefits and expenses before certain derivatives increased by $29.5 million and $68.5 million for the three and six months ended June 30, 2011, as compared to the same periods in 2010, primarily due to a change in the interest credited expense related to equity option income on funds withheld equity-indexed annuity treaties. These changes were mostly offset by corresponding changes in investment income.
The average invested asset base supporting this sub-segment increased to $5.9 billion in the second quarter of 2011 from $5.6 billion in the second quarter of 2010. The growth in the asset base was driven primarily by new business written on existing equity-indexed treaties. As of June 30, 2011, $4.2 billion of the invested assets were funds withheld at interest, of which 95.0% is associated with one client.
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
Income before income taxes increased $2.6 million, or 59.0%, and $5.5 million, or 72.9% for the three and six months ended June 30, 2011, as compared to the same periods in 2010. The increases in the second quarter and first six months of 2011 were primarily related to new business generated in the second half of 2010 and the first quarter of 2011. At June 30, 2011 and 2010, the amount of reinsurance provided, as measured by pre-tax statutory surplus, was $1.9 billion and $1.1 billion, respectively. These pre-tax statutory surplus amounts include all business assumed or brokered by the Company in the U.S. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and, therefore, can fluctuate from period to period.
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

	For the three months ended		For the six months ended
	June 30,		June 30,
(dollars in thousands)	2011	2010	2011	2010
Revenues:
Net premiums	$209,717	$177,079	$424,745	$385,729
Investment income, net of related expenses	45,052	42,206	89,953	82,434
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	—	—	—	—
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	—	—	—
Other investment related gains (losses), net	3,318	1,730	8,876	5,580

Total investment related gains (losses), net	3,318	1,730	8,876	5,580
Other revenues	4,980	241	5,002	284

Total revenues	263,067	221,256	528,576	474,027

Benefits and expenses:
Claims and other policy benefits	165,860	145,250	344,915	317,766
Interest credited	—	—	—	—
Policy acquisition costs and other insurance expenses	44,422	35,264	91,511	89,705
Other operating expenses	8,793	6,994	17,487	13,835

Total benefits and expenses	219,075	187,508	453,913	421,306

Income before income taxes	$43,992	$33,748	$74,663	$52,721

Income before income taxes increased $10.2 million, or 30.4%, and $21.9 million, or 41.6%, for the three and six months ended June 30, 2011, as compared to the same periods in 2010. The increase in income in the second quarter and first six months of 2011 is primarily due to income of $4.5 million from the recapture of a previously assumed block of individual life business, an increase in net investment related gains of $1.6 million and $3.3 million, respectively, and improved traditional individual life mortality experience compared to prior year. Favorable Canadian dollar exchange fluctuations contributed to an increase in income before income taxes of approximately $3.2 million and $3.7 million in the second quarter and first six months of 2011, respectively.
Net premiums increased $32.6 million, or 18.4%, and $39.0 million, or 10.1%, for the three and six months ended June 30, 2011, as compared to the same periods in 2010. Favorable Canadian dollar exchange fluctuations contributed to an increase in net premiums of approximately $12.4 million and $23.7 million in the second quarter and first six months of 2011, respectively, as compared to the same periods in 2010. In addition to an increase in premiums from new and existing individual life treaties, longevity reinsurance contributed $4.9 million and $9.8 million, excluding the impact of foreign exchange, to the increases in the second quarter and first six months of 2011, respectively. Creditor premiums increased by $3.9 million and decreased by $23.9 million in the second quarter and first six months of 2011, respectively. Premium levels can be significantly influenced by currency fluctuations, large transactions, mix of business and reporting practices of ceding companies and therefore may fluctuate from period to period.
Net investment income increased $2.8 million, or 6.7%, and $7.5 million, or 9.1%, for the three and six months ended June 30, 2011, as compared to the same periods in 2010. Favorable Canadian dollar exchange fluctuations contributed to an increase in net investment income of approximately $2.8 million and $3.9 million in the second quarter and first six months of 2011 compared to 2010. Investment income and investment related gains and losses are allocated to the segments based upon average assets and related capital levels deemed appropriate to support segment operations. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments. The increase in investment income, excluding the impact of foreign exchange, was mainly the result of a 6.2% increase in the allocated asset base partially offset by a lower investment yield.
Other revenues increased by $4.7 million for both the three and six months ended June 30, 2011, as compared to the same periods in 2010. These increases were primarily due to $4.9 million fee earned from the recapture of a previously assumed block of individual life business.
Loss ratios for this segment were 79.1% and 82.0% for the second quarter of 2011 and 2010, respectively, and 81.2% and 82.4% for the six months ended June 30, 2011 and 2010, respectively. Historically, the loss ratio had increased primarily as the result of several large permanent level premium in force blocks assumed in 1997 and 1998. These are mature blocks of permanent level premium business in which mortality as a percentage of net premiums were expected to be higher than historical ratios. The nature of permanent level premium policies requires the Company to set up actuarial liabilities and invest the amounts received in excess of early-year mortality costs to fund claims in the later years when premiums, by design, continue to be level as compared to expected increasing mortality or claim costs. Excluding creditor business, claims and other policy benefits, as a percentage of net premiums and investment income for this segment were 70.1% and 71.0% in the second quarter of 2011 and 2010, respectively, and 73.3% and 76.2% for the six months ended June 30, 2011 and 2010, respectively, a reflection of improved mortality experience in the current year periods. The decrease in the loss ratios for the second quarter and first six months of 2011, compared to 2010, were due to improved traditional individual life mortality experience.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 21.2% and 19.9% for the second quarter of 2011 and 2010, respectively, and 21.5% and 23.3% for the six months ended June 30, 2011 and 2010, respectively. Excluding foreign exchange and creditor business, policy acquisition costs and other insurance expenses as a percentage of net premiums were 12.5% and 11.6% for the second quarter of 2011 and 2010, respectively, and 12.0% and 11.6% for the six months ended June 30, 2011 and 2010, respectively. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels and product mix. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary.
Other operating expenses increased by $1.8 million, or 25.7%, and $3.7 million, or 26.4%, for the three and six months ended June 30, 2011, as compared to the same periods in 2010. Canadian dollar exchange fluctuations contributed approximately $0.4 million and $0.8 million to the increase in operating expenses in the second quarter and first six months of 2011, respectively. Other operating expenses as a percentage of net premiums were 4.2% and 3.9% for the second quarter of 2011 and 2010, respectively, and 4.1% and 3.6% for the six months ended June 30, 2011 and 2010, respectively.
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

	For the three months ended		For the six months ended
	June 30,		June 30,
(dollars in thousands)	2011	2010	2011	2010
Revenues:
Net premiums	$283,019	$209,919	$552,139	$427,571
Investment income, net of related expenses	10,174	8,369	20,028	16,201
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	—	—	—	—
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	—	—	—
Other investment related gains (losses), net	756	1,347	1,049	1,806

Total investment related gains (losses), net	756	1,347	1,049	1,806
Other revenues	1,745	108	2,800	946

Total revenues	295,694	219,743	576,016	446,524

Benefits and expenses:
Claims and other policy benefits	242,973	165,827	459,905	345,843
Policy acquisition costs and other insurance expenses	9,953	10,273	22,012	23,671
Other operating expenses	26,527	21,317	51,539	44,027

Total benefits and expenses	279,453	197,417	533,456	413,541

Income before income taxes	$16,241	$22,326	$42,560	$32,983

Income before income taxes decreased $6.1 million, or 27.3% and increased $9.6 million, or 29.0%, for the three and six months ended June 30, 2011, as compared to the same periods in 2010. The decrease in income before income taxes for the second quarter was primarily due to unfavorable claims experience over the prior period in the UK. The increase in income before income taxes for the first six months was primarily due to an increase in net premiums and favorable claims experience in South Africa and Continental Europe offset by unfavorable claims experience in the UK. Favorable foreign currency exchange fluctuations contributed to an increase to income before income taxes totaling approximately $1.7 million and $2.0 million for the second quarter and first six months of 2011, respectively.
Net premiums increased $73.1 million, or 34.8%, and $124.6 million, or 29.1%, for the three and six months ended June 30, 2011, as compared to the same periods in 2010. Net premiums increased as a result of new business from both new and existing treaties including an increase associated with reinsurance of longevity risk in the UK of $18.5 million and $32.7 million for the second quarter and first six months of 2011, respectively. During 2011, there were favorable foreign currency exchange fluctuations, particularly with the British pound, the euro and the South African rand strengthening against the U.S. dollar when compared to the same periods in 2010, which increased net premiums by approximately $24.7 million and $31.2 million in the second quarter and first six months of 2011, respectively, as compared to the same periods in 2010.
A portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage, primarily in the UK. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Net premiums earned from this coverage totaled $63.3 million and $52.8 million in the second quarter of 2011 and 2010, respectively, and $123.6 million and $108.6 million for the six months ended June 30, 2011 and 2010, respectively. Premium levels can be significantly influenced by currency fluctuations, large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.
Net investment income increased $1.8 million, or 21.6%, and $3.8 million, or 23.6%, for the three and six months ended June 30, 2011, as compared to the same periods in 2010. These increases were primarily due to growth of 37.3% in the invested asset base partially offset by a lower investment yield. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support segment operations.
Loss ratios were 85.9% and 79.0% for the second quarter of 2011 and 2010, respectively, and 83.3% and 80.9% for the six months ended June 30, 2011 and 2010, respectively. The increases in the loss ratios for the second quarter and first six months of 2011 were due to unfavorable claims experience, primarily in the UK. Although reasonably predictable over a period of years, death claims can be volatile over shorter periods. Management views recent experience as normal short-term volatility that is inherent in the business.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 3.5% and 4.9% for the second quarter of 2011 and 2010, respectively, and 4.0% and 5.5% for the six months ended June 30, 2011 and 2010, respectively. The decrease in 2011 policy acquisition costs and other insurance expenses is related to a decrease in the amortization of deferred acquisition costs affected by the mix of business, primarily in the UK. These percentages fluctuate due to timing of client company reporting, variations in the mixture of business being reinsured and the relative maturity of the business. In addition, as the segment grows, renewal premiums, which have lower allowances than first-year premiums, represent a greater percentage of the total net premiums.
Other operating expenses increased $5.2 million, or 24.4%, and $7.5 million, or 17.1%, for the three and six months ended June 30, 2011, as compared to the same periods in 2010. Other operating expenses as a percentage of net premiums totaled 9.4% and 10.2% for the second quarter of 2011 and 2010, respectively, and 9.3% and 10.3% for the six months ended June 30, 2011 and 2010, respectively. The 2011 decrease in other operating expenses as a percentage of net premiums compared to the same periods in 2010 is due to the sustained growth in net premiums for the segment.
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

(dollars in thousands)	For the three months ended		For the six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Net premiums	$316,356	$256,878	$627,873	$542,696
Investment income, net of related expenses	21,402	17,249	41,036	34,513
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	—	—	—	—
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	—	—	—
Other investment related gains (losses), net	1,079	1,926	641	2,513

Total investment related gains (losses), net	1,079	1,926	641	2,513
Other revenues	7,283	6,128	15,775	12,315

Total revenues	346,120	282,181	685,325	592,037

Benefits and expenses:
Claims and other policy benefits	267,362	204,494	515,292	427,590
Interest credited	615	—	615	—
Policy acquisition costs and other insurance expenses	44,140	31,661	84,960	69,591
Other operating expenses	26,089	22,265	51,216	44,650

Total benefits and expenses	338,206	258,420	652,083	541,831

Income before income taxes	$7,914	$23,761	$33,242	$50,206

Income before income taxes decreased $15.8 million, or 66.7%, and $17.0 million, or 33.8%, for the three and six months ended June 30, 2011, as compared to the same periods in 2010. The decrease in income before income taxes for the second quarter is primarily due to unfavorable individual life claims in Australia. The decrease in income for the first six months was also affected by $6.5 million in estimated net losses from the Japan and New Zealand earthquakes and lower than expected premiums in Australia, offset by favorable results throughout the remainder of the segment. Additionally, foreign currency exchange fluctuations resulted in increases to income before income taxes totaling approximately $0.7 million and $2.2 million for the second quarter and first six months of 2011, respectively.
Net premiums increased $59.5 million, or 23.2%, and $85.2 million, or 15.7%, for the three and six months ended June 30, 2011, as compared to the same periods in 2010. Premiums in the second quarter and first six months of 2011 increased throughout the segment primarily due to local currencies strengthening against the U.S. dollar. The overall effect of changes in Asia Pacific segment currencies was an increase in net premiums of approximately $40.2 million and $65.0 million for the second quarter and first six months of 2011, respectively, as compared to the same periods in 2010.
A portion of net premiums relates to reinsurance of critical illness coverage. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Reinsurance of critical illness in the Asia Pacific operations is offered primarily in South Korea, Australia and Hong Kong. Net premiums earned from this coverage totaled $41.0 million and $48.5 million in the second quarter of 2011 and 2010, respectively and $86.6 million and $87.9 million for the first six months of 2011 and 2010, respectively. Premium levels can be significantly influenced by currency fluctuations, large transactions and reporting practices of ceding companies and can fluctuate from period to period.

Net investment income increased $4.2 million, or 24.1%, and $6.5 million, or 18.9%, for the three and six months ended June 30, 2011, as compared to the same periods in 2010. These increases were primarily due to growth in assets related to asset-intensive treaties. Also contributing to the increases were favorable changes in foreign currency exchange fluctuations of $2.2 million and $2.7 million in the second quarter and first six months of 2011, respectively. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support segment operations. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Other revenues increased $1.2 million, or 18.8%, and $3.5 million, or 28.1%, for the three and six months ended June 30, 2011, as compared to the same periods in 2010. The primary source of other revenues is fees from financial reinsurance treaties in Japan. The increase in other revenues for the second quarter and first six months is primarily due to a new financial reinsurance treaty entered into in 2011. At June 30, 2011 and 2010, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, was $199.6 million and $392.5 million, respectively. The decrease in pre-tax statutory surplus was due to the termination of a treaty in 2011. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and, therefore, can fluctuate from period to period.
Loss ratios for this segment were 84.5% and 79.6% for the second quarter of 2011 and 2010, respectively, and 82.1% and 78.8% for the six months ended June 30, 2011 and 2010, respectively. The increases in the loss ratios for the second quarter and first six months of 2011, compared to 2010, were due to the excess individual life claims in Australia and the estimated losses from the Japan and New Zealand earthquakes mentioned above. Although reasonably predictable over a period of years, death claims can be volatile over shorter periods. Management views recent experience as normal short-term volatility that is inherent in the business. Loss ratios will fluctuate due to timing of client company reporting, variations in the mixture of business and the relative maturity of the business.
Interest credited expense increased $0.6 million for the second quarter and first six months of 2011, as compared to the same periods in 2010. The increase is due to contractual interest related to a new asset-intensive treaty in Japan.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 14.0% and 12.3% for the second quarter of 2011 and 2010, respectively, and 13.5% and 12.8% for the six months ended June 30, 2011 and 2010, respectively. The ratio of policy acquisition costs and other insurance expenses as a percentage of net premiums should generally decline as the business matures; however, the percentage does fluctuate periodically due to timing of client company reporting and variations in the mixture of business.
Other operating expenses increased $3.8 million, or 17.2%, and $6.6 million, or 14.7%, for the three and six months ended June 30, 2011, as compared to the same periods in 2010. Foreign currency exchange fluctuations contributed approximately $1.6 million and $2.6 million to the increase in operating expenses in the second quarter and first six months of 2011, respectively. Other operating expenses as a percentage of net premiums totaled 8.2% and 8.7% for the second quarter of 2011 and 2010, respectively, and 8.2% and 8.2% for the six months ended June 30, 2011 and 2010, respectively. The timing of premium flows and the level of costs associated with the entrance into and development of new markets in the growing Asia Pacific segment may cause other operating expenses as a percentage of net premiums to fluctuate over time.
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

	For the three months ended		For the six months ended
	June 30,		June 30,
(dollars in thousands)	2011	2010	2011	2010
Revenues:
Net premiums	$2,288	$1,851	$4,375	$3,357
Investment income, net of related expenses	31,053	19,997	60,747	49,154
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	618	(2,543)	(386)	(9,944)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	(1,773)	(700)	(1,773)	2,150
Other investment related gains (losses), net	9,852	2,215	15,754	(2,380)

Total investment related gains (losses), net	8,697	(1,028)	13,595	(10,174)
Other revenues	3,001	766	11,581	3,435

Total revenues	45,039	21,586	90,298	45,772

Benefits and expenses:
Claims and other policy benefits	381	(138)	690	29
Interest credited	—	(1)	—	13
Policy acquisition costs and other insurance expenses (income)	(13,403)	(13,755)	(26,874)	(26,609)
Other operating expenses	13,054	10,917	35,070	24,853
Interest expense	25,818	25,141	50,387	40,590
Collateral finance facility expense	3,101	1,960	6,303	3,766

Total benefits and expenses	28,951	24,124	65,576	42,642

Income before income taxes	$16,088	$(2,538)	$24,722	$3,130

Income before income taxes increased $18.6 million and $21.6 million for the three and six months ended June 30, 2011, as compared to the same periods in 2010. The increase for the second quarter was primarily due to an $11.1 million increase in investment income and a $9.7 million improvement in investment related gains (losses). The increase for the first six months is primarily due to a $23.8 million improvement in investment related gains (losses) and an $11.6 million increase in investment income partially offset by a $10.2 million increase in other operating expenses and a $9.8 million increase in interest expense. Also reflected in income before income taxes for the first six months is a gain on repurchase of collateral finance facility securities of $5.0 million and a loss on the redemption and remarketing associated with Preferred Income Equity Redeemable Securities (“PIERS”) of $4.4 million.
Total revenues increased $23.5 million, or 108.6%, and increased $44.5 million, or 97.3%, for the three and six months ended June 30, 2011, as compared to the same periods in 2010. The increase for the second quarter was primarily due to an $11.1 million increase in investment income primarily due to distributions from limited partnerships and growth in the invested asset base, and a $9.7 million improvement in investment related gains (losses) which reflects an increase in gains from the sale of investment securities. The increase for the first six months was largely due to a $23.8 million improvement in investment related gains (losses) which reflects an increase in gains from the sale of investment securities and lower investment impairments, and an $11.6 million increase in investment income primarily due to distributions from limited partnerships and growth in the invested asset base. In addition, the aforementioned gain on repurchase of collateral finance facility securities of $5.0 million is included in other revenue for the first six months of 2011.
Total benefits and expenses increased $4.8 million, or 20.0%, and $22.9 million, or 53.8%, for the three and six months ended June 30, 2011, as compared to the same periods in 2010. The increase for the second quarter was primarily due to a $2.1 million increase in other operating expenses related to employee compensation and a $1.1 million increase in collateral finance facility expense related to a collateral financing arrangement with an international bank entered into in the fourth quarter of 2010. The increase for the first six months was primarily due to an increase in interest expense related to higher interest provisions for income taxes related to uncertain tax positions of $9.6 million. Also contributing to the increase in benefits and expenses for the first six months was the aforementioned loss on the redemption and remarketing associated with PIERS of $4.4 million which is included in other operating expenses. This loss reflects the recognition of the unamortized issuance costs of the original preferred securities.

Liquidity and Capital Resources
Current Market Environment
The U.S. and global financial markets continue to improve since the financial crisis in 2008 and 2009. However, the slow recovery of the U.S. economy, uncertainty regarding the amount of U.S. sovereign debt and credit ratings thereof, and financial distress of certain European countries continue to create volatility and uncertainty in the global financial markets.
Results of operations in the first six months of 2011 and 2010 reflect favorable changes in the value of embedded derivatives as credit spreads have tightened during both periods. Gross unrealized losses in the Company’s fixed maturity and equity securities available-for-sale have improved from $386.7 million at June 30, 2010 to $233.8 million at June 30, 2011. Likewise, gross unrealized gains have improved from $1,082.1 million at June 30, 2010 to $1,349.8 million at June 30, 2011.
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
In anticipation of the redemption and remarketing of RGA’s trust preferred securities discussed below, RGA purchased 3.0 million shares of its outstanding common stock from MetLife, Inc. on February 15, 2011, at a price of $61.14 per share, reflecting the closing price of the Company’s common stock on February 14, 2011. The purchased common shares are held as treasury stock.
On March 7, 2011, RGA entered into an accelerated share repurchase (“ASR”) agreement with a financial counterparty. Under the ASR agreement, RGA purchased 2.5 million shares of its outstanding common stock at an initial price of $59.76 per share and an aggregate price of approximately $149.4 million. The purchase price was funded from cash on hand. The counterparty completed its purchases during the second quarter of 2011 and as a result, RGA was required to pay $4.3 million to the counterparty for the final settlement which resulted in a final price of $61.47 per share on the repurchased common stock. The common shares repurchased have been placed into treasury to be used for general corporate purposes.
The Company’s share purchase transactions described above are intended to offset share dilution associated with the issuance of approximately 5.5 million common shares from the exercise of warrants as discussed below in “Debt and Preferred Securities”.
In July 2011, the quarterly dividend was increased to $0.18 per share from $0.12 per share. All future payments of dividends are at the discretion of RGA’s board of directors and will depend on the Company’s earnings, capital requirements, insurance regulatory conditions, operating conditions, and other such factors as the board of directors may deem relevant. The amount of dividends that RGA can pay will depend in part on the operations of its reinsurance subsidiaries.
Cash Flows
The Company’s net cash flows provided by operating activities for the six months ended June 30, 2011 and 2010 were $537.8 million and $1,035.2 million, respectively. Cash flows from operating activities are affected by the timing of premiums received, claims paid, and working capital changes. The $497.4 million net decrease in operating cash flows during the six months of 2011 compared to the same period in 2010 was primarily a result of cash outflows related to claims, acquisition costs, income taxes and other operating expenses increasing more than cash inflows related to premiums and investment income. Cash from premiums and investment income increased $446.2 million and $119.9 million, respectively, but was more offset by higher cash outlays of $1,063.5 million for the current six month period. The Company believes the short-term cash requirements of its business operations will be sufficiently met by the positive cash flows generated. Additionally, the Company believes it maintains a high quality fixed maturity portfolio that can be sold, if necessary, to meet the Company’s short- and long-term obligations.
Net cash used in investing activities for the six months ended June 30, 2011 and 2010 was $497.2 million and $877.0 million, respectively. The sales and purchases of fixed maturity securities are related to the management of the Company’s investment portfolios and the investment of excess cash generated by operating and financing activities.
Net cash provided by (used in) financing activities for the six months ended June 30, 2011 and 2010 was $191.0 million and $(107.4) million, respectively. The increase in cash provided by financing activities is primarily due to $394.4 million in net proceeds from the issuance of $400 million in Senior Notes in May 2011, as discussed below, and increased deposits of $207.2 million and reduced withdrawals of $104.2 million, under investment-type contracts largely offset by increased purchases of treasury stock of $339.5 million. Also reflected in the net cash provided by (used in) financing activities are the proceeds from the redemption and remarketing of trust preferred securities which provided cash of $154.6 million slightly more than offset by cash used due to the maturity of trust preferred securities of $159.5 million as discussed below.
Debt and Preferred Securities
As of June 30, 2011 and December 31, 2010, the Company had $1,614.4 million and $1,216.4 million, respectively, in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements.
The Company maintains a syndicated revolving credit facility with an overall capacity of $750.0 million that expires in September 2012. The Company may borrow cash and may obtain letters of credit in multiple currencies under this facility. As of June 30, 2011, the Company had no cash borrowings outstanding and $213.6 million in issued, but undrawn, letters of credit under this facility. As of June 30, 2011, the average interest rate on long-term and short-term debt outstanding was 6.04%.
On May 27, 2011, RGA issued 5.00% Senior Notes due June 1, 2021 with a face amount of $400.0 million. These senior notes have been registered with the Securities and Exchange Commission. The net proceeds from the offering were approximately $394.4 million and will be used to fund the payment of the RGA’s $200.0 million senior notes that will mature in December 2011 and for general corporate purposes. Capitalized issue costs were approximately $3.4 million.
On March 4, 2011, RGA completed the remarketing of approximately 4.5 million trust preferred securities with an aggregate accreted value of approximately $158.2 million that were initially issued as a component of its Trust Preferred Income Equity Redeemable Securities (“PIERS Units”). When issued, each PIERS Unit initially consisted of (1) a preferred security issued by RGA Capital Trust I, a financing subsidiary of RGA, with an annual distribution rate of 5.75 percent and stated maturity of March 18, 2051, and (2) a warrant to purchase at any time prior to December 15, 2050, 1.2508 shares of RGA common stock. Approximately 4.4 million of the warrants were exercised on March 4, 2011, at a price of $35.44 per warrant, resulting in the issuance of approximately 5.5 million shares, with cash paid in lieu of fractional shares. The warrant exercise price was paid to RGA. Remaining warrants were redeemed in cash at their redemption amount of $14.56 per warrant. As a result of the remarketing, the remarketed preferred securities had a fixed accreted value of $35.44 per security with a fixed annual distribution rate of 2.375% and were repaid on June 5, 2011, the revised maturity date. The proceeds from the remarketing were paid directly to the selling holders, unless holders timely elected to exercise their warrants in lieu of mandatory redemption, in which case the proceeds were applied on behalf of such selling holders to satisfy in full the exercise price of the warrants. Preferred securities of holders who timely elected to opt out of the remarketing were adjusted to match the terms of the remarketed preferred securities. In the first quarter of 2011, RGA recorded a $4.4 million pre-tax loss, included in other operating expenses, related to the recognition of the unamortized issuance costs of the original preferred securities.
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
The Company’s liquidity position (cash and cash equivalents and short-term investments) was $836.6 million and $582.0 million at June 30, 2011 and December 31, 2010, respectively. Liquidity needs are determined from valuation analyses conducted by operational units and are driven by product portfolios. Periodic evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.
The Company periodically sells investment securities under agreements to repurchase the same securities. These arrangements are used for purposes of short-term financing. There were no securities subject to these agreements outstanding at June 30, 2011 or December 31, 2010. The book value of securities subject to these agreements, if any, are included in fixed maturity securities while the repurchase obligations would be reported in other liabilities in the condensed consolidated statement of financial position. The Company also occasionally enters into arrangements to purchase securities under agreements to resell the same securities. Amounts outstanding, if any, are reported in cash and cash equivalents. These agreements are primarily used as yield enhancement alternatives to other cash equivalent investments. There were no amounts outstanding at June 30, 2011 or December 31, 2010. The Company participates in a securities borrowing program whereby securities, which are not reflected on the Company’s condensed consolidated balance sheets, are borrowed from a third party. The Company is required to maintain a minimum of 100% of the market value of the borrowed securities as collateral. The Company had borrowed securities with an amortized cost of $150.0 million and a market value of $150.7 million as of June 30, 2011. The borrowed securities are used to provide collateral under an affiliated reinsurance transaction. There were no securities borrowed as of December 31, 2010.
RGA Reinsurance is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and holds $18.9 million of common stock in the FHLB, which is included in other invested assets on the Company’s condensed consolidated balance sheets. RGA Reinsurance occasionally enters into traditional funding agreements with the FHLB and had no outstanding traditional funding agreements with the FHLB at June 30, 2011 and December 31, 2010. The Company’s average outstanding balance of traditional funding agreements was $80.9 million and $46.8 million during the second quarter and first six months of 2011, respectively. The Company’s average outstanding balance of traditional funding agreements during the second quarter and first six months of 2010 was not material. Interest on traditional funding agreements with the FHLB is reflected in interest expense on the Company’s condensed consolidated statements of income.
In addition, RGA Reinsurance has also entered into funding agreements with the FHLB under guaranteed investment contracts whereby RGA Reinsurance has issued the funding agreements in exchange for cash and for which the FHLB has been granted a blanket lien on RGA Reinsurance’s commercial and residential mortgage-backed securities and commercial mortgage loans used to collateralize RGA Reinsurance’s obligations under the funding agreements. RGA Reinsurance maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreements represented by this blanket lien provide that upon any event of default by RGA Reinsurance, the FHLB’s recovery is limited to the amount of RGA Reinsurance’s liability under the outstanding funding agreements. The amount of the Company’s liability for the funding agreements with the FHLB under guaranteed investment contracts was $199.3 million at both June 30, 2011 and December 31, 2010, which is included in interest sensitive contract liabilities. The advances on these agreements are collateralized primarily by commercial and residential mortgage-backed securities and commercial mortgage loans.

Investments
The Company had total cash and invested assets of $24.6 billion and $23.1 billion at June 30, 2011 and December 31, 2010, respectively, as illustrated below (dollars in thousands):

	June 30, 2011	December 31, 2010
Fixed maturity securities, available-for-sale	$15,153,807	$14,304,597
Mortgage loans on real estate	908,048	885,811
Policy loans	1,229,663	1,228,418
Funds withheld at interest	5,671,844	5,421,952
Short-term investments	125,618	118,387
Other invested assets	799,341	707,403
Cash and cash equivalents	710,973	463,661

Total cash and invested assets	$24,599,294	$23,130,229

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

	Three months ended June 30,				Six months ended June 30,
	2011	2010	Increase/ (Decrease)	2011	2010	Increase/ (Decrease)
Average invested assets at amortized cost	$17,446,168	$15,432,369	13.0%	$16,992,394	$15,141,511	12.2%

Net investment income	228,728	208,303	9.8%	448,636	423,598	5.9%

Investment yield (ratio of net investment

income to average invested assets)	5.35%	5.51%	(16) bps	5.35%	5.67%	(32) bps
Investment yield decreased for the three months ended June 30, 2011 due primarily to slightly lower yields on several asset classes including fixed maturity securities, mortgage loans and policy loans. The lower yields are due primarily to a lower interest rate environment which decreases the yield on new investment purchases. All investments held by RGA and its subsidiaries are monitored for conformance to the qualitative and quantitative limits prescribed by the applicable jurisdiction’s insurance laws and regulations. In addition, the operating companies’ boards of directors periodically review their respective investment portfolios. The Company’s investment strategy is to maintain a predominantly investment-grade, fixed maturity portfolio, to provide adequate liquidity for expected reinsurance obligations, and to maximize total return through prudent asset management. The Company’s asset/liability duration matching differs between operating segments. Based on Canadian reserve requirements, the Canadian liabilities are matched with long-duration Canadian assets. The duration of the Canadian portfolio exceeds twenty years. The average duration for all portfolios, when consolidated, ranges between eight and ten years. See Note 4 — “Investments” in the Notes to Consolidated Financial Statements of the 2010 Annual Report for additional information regarding the Company’s investments.
Fixed Maturity and Equity Securities Available-for-Sale
The following tables provide information relating to investments in fixed maturity securities and equity securities by sector as of June 30, 2011 and December 31, 2010 (dollars in thousands):

						Other-than-
				Estimated		temporary
	Amortized	Unrealized	Unrealized	Fair	% of	impairments
June 30, 2011:	Cost	Gains	Losses	Value	Total	in AOCI
Available-for-sale:
Corporate securities	$7,307,996	$470,307	$81,235	$7,697,068	50.8%	$—
Canadian and Canadian provincial governments	2,533,410	677,586	2,840	3,208,156	21.2	—
Residential mortgage-backed securities	1,320,758	59,345	14,319	1,365,784	9.0	(258)
Asset-backed securities	415,637	12,925	51,642	376,920	2.5	(6,258)
Commercial mortgage-backed securities	1,333,832	92,380	67,107	1,359,105	9.0	(8,375)
U.S. government and agencies	191,048	10,832	602	201,278	1.3	—
State and political subdivisions	192,368	11,057	5,061	198,364	1.3	—
Other foreign government securities	746,298	8,557	7,723	747,132	4.9	—

Total fixed maturity securities	$14,041,347	$1,342,989	$230,529	$15,153,807	100.0%	$(14,891)

Non-redeemable preferred stock	$104,444	$5,337	$2,263	$107,518	75.6%
Other equity securities	34,237	1,498	1,027	34,708	24.4

Total equity securities	$138,681	$6,835	$3,290	$142,226	100.0%

						Other-than-
				Estimated		temporary
	Amortized	Unrealized	Unrealized	Fair	% of	impairments
December 31, 2010:	Cost	Gains	Losses	Value	Total	in AOCI
Available-for-sale:
Corporate securities	$6,826,937	$436,384	$107,816	$7,155,505	50.0%	$—
Canadian and Canadian provincial governments	2,354,418	672,951	3,886	3,023,483	21.1	—
Residential mortgage-backed securities	1,443,892	55,765	26,580	1,473,077	10.3	(1,650)
Asset-backed securities	440,752	12,001	61,544	391,209	2.7	(4,963)
Commercial mortgage-backed securities	1,353,279	81,839	97,265	1,337,853	9.4	(10,010)
U.S. government and agencies	199,129	7,795	708	206,216	1.4	—
State and political subdivisions	170,479	2,098	8,117	164,460	1.2	—
Other foreign government securities	556,136	4,304	7,646	552,794	3.9	—

Total fixed maturity securities	$13,345,022	$1,273,137	$313,562	$14,304,597	100.0%	$(16,623)

Non-redeemable preferred stock	$100,718	$4,130	$5,298	$99,550	71.0%
Other equity securities	34,832	6,100	271	40,661	29.0

Total equity securities	$135,550	$10,230	$5,569	$140,211	100.0%

The tables above exclude fixed maturity securities posted by the Company as collateral to counterparties with an amortized cost of $57.9 million and $46.9 million, and an estimated fair value of $60.3 million and $48.2 million, as of June 30, 2011 and December 31, 2010 respectively, which are included in other invested assets in the consolidated balance sheets.
The Company’s fixed maturity securities are invested primarily in corporate bonds, mortgage- and asset-backed securities, and U.S. and Canadian government securities. As of June 30, 2011 and December 31, 2010, approximately 94.9% and 95.0%, respectively, of the Company’s consolidated investment portfolio of fixed maturity securities were investment grade.
Important factors in the selection of investments include diversification, quality, yield, total rate of return potential and call protection. The relative importance of these factors is determined by market conditions and the underlying product or portfolio characteristics. Cash equivalents are primarily invested in high-grade money market instruments. The largest asset class in which fixed maturity securities were invested was corporate securities, which represented approximately 50.8% of total fixed maturity securities as of June 30, 2011, compared to 50.0% at December 31, 2010. The tables below show the major industry types and weighted average credit ratings, which comprise the corporate fixed maturity holdings at (dollars in thousands):

		Estimated		Average Credit
June 30, 2011:	Amortized Cost	Fair Value	% of Total	Ratings
Finance	$2,827,556	$2,907,045	37.8%	A
Industrial	3,366,149	3,604,280	46.8	BBB+
Utility	1,105,801	1,176,889	15.3	BBB+
Other	8,490	8,854	0.1	AA

Total	$7,307,996	$7,697,068	100.0%	A-

		Estimated		Average Credit
December 31, 2010:	Amortized Cost	Fair Value	% of Total	Ratings
Finance	$2,782,936	$2,833,022	39.6%	A
Industrial	3,121,326	3,341,104	46.7	BBB+
Utility	908,737	967,017	13.5	BBB+
Other	13,938	14,362	0.2	AA+

Total	$6,826,937	$7,155,505	100.0%	A-

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
The quality of the Company’s available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity security portfolio, at June 30, 2011 and December 31, 2010 was as follows (dollars in thousands):

		June 30, 2011			December 31, 2010
			Estimated			Estimated
NAIC Designation	Rating Agency Designation	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total
1	AAA/AA/A	$10,105,472	$11,051,943	72.9%	$9,697,515	$10,556,941	73.8%
2	BBB	3,129,518	3,330,600	22.0	2,860,603	3,035,593	21.2
3	BB	464,363	466,393	3.1	460,675	450,368	3.2
4	B	248,242	229,591	1.5	239,604	191,287	1.3
5	CCC and lower	65,181	49,540	0.3	63,859	47,493	0.3
6	In or near default	28,571	25,740	0.2	22,766	22,915	0.2

	Total	$14,041,347	$15,153,807	100.0%	$13,345,022	$14,304,597	100.0%

The Company’s fixed maturity portfolio includes structured securities. The following table shows the types of structured securities the Company held at June 30, 2011 and December 31, 2010 (dollars in thousands):

	June 30, 2011		December 31, 2010
		Estimated		Estimated
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Residential mortgage-backed securities:
Agency	$637,806	$674,599	$636,931	$668,405
Non-agency	682,952	691,185	806,961	804,672

Total residential mortgage-backed securities	1,320,758	1,365,784	1,443,892	1,473,077
Commercial mortgage-backed securities	1,333,832	1,359,105	1,353,279	1,337,853
Asset-backed securities	415,637	376,920	440,752	391,209

Total	$3,070,227	$3,101,809	$3,237,923	$3,202,139

The residential mortgage-backed securities include agency-issued pass-through securities and collateralized mortgage obligations. A majority of the agency-issued pass-through securities are guaranteed or otherwise supported by the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, or the Government National Mortgage Association. As of June 30, 2011 and December 31, 2010, the weighted average credit rating was “AA+”. The principal risks inherent in holding mortgage-backed securities are prepayment and extension risks, which will affect the timing of when cash will be received and are dependent on the level of mortgage interest rates. Prepayment risk is the unexpected increase in principal payments, primarily as a result of owner refinancing. Extension risk relates to the unexpected slowdown in principal payments. In addition, mortgage-backed securities face default risk should the borrower be unable to pay the contractual interest or principal on their obligation. The Company monitors its mortgage-backed securities to mitigate exposure to the cash flow uncertainties associated with these risks.

As of June 30, 2011 and December 31, 2010, the Company had exposure to commercial mortgage-backed securities with amortized costs totaling $1,795.7 million and $1,834.6 million, and estimated fair values of $1,837.7 million and $1,818.2 million, respectively. Those amounts include exposure to commercial mortgage-backed securities held directly in the Company’s investment portfolios within fixed maturity securities, as well as securities held by ceding companies that support the Company’s funds withheld at interest investment. The securities are generally highly rated with weighted average S&P credit ratings of approximately “AA” and “AA-” at June 30, 2011 and December 31, 2010, respectively. Approximately 53.8% and 54.5%, based on estimated fair value, were classified in the “AAA” category at June 30, 2011 and December 31, 2010, respectively. The Company recorded $2.3 million and $2.7 million of other-than-temporary impairments in its direct investments in commercial mortgage-backed securities for the second quarter and first six months ended June 30, 2011, respectively. The Company recorded $1.5 million and $4.0 million of other-than-temporary impairments in its direct investments in commercial mortgage-backed securities for the second quarter and first six months of 2010, respectively. The following tables summarize the securities by rating and underwriting year at June 30, 2011 and December 31, 2010 (dollars in thousands):

June 30, 2011:	AAA		AA		A
		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2005 & Prior	$261,578	$281,404	$48,917	$52,177	$59,298	$62,983
2006	302,883	321,585	46,533	50,996	55,485	57,272
2007	221,105	236,901	27,042	22,430	128,898	132,294
2008	29,708	33,278	37,262	40,801	7,495	8,172
2009	7,994	7,965	4,369	4,967	6,941	10,263
2010	84,071	83,867	—	—	19,395	19,895
2011	24,771	24,274	—	—	5,200	5,304

Total	$932,110	$989,274	$164,123	$171,371	$282,712	$296,183

	BBB		Below Investment Grade		Total
		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2005 & Prior	$31,869	$32,523	$52,189	$42,408	$453,851	$471,495
2006	27,650	26,920	55,305	49,596	487,856	506,369
2007	102,175	110,038	123,087	99,055	602,307	600,718
2008	—	—	24,503	20,308	98,968	102,559
2009	—	—	—	—	19,304	23,195
2010	—	—	—	—	103,466	103,762
2011	—	—	—	—	29,971	29,578

Total	$161,694	$169,481	$255,084	$211,367	$1,795,723	$1,837,676

December 31, 2010:	AAA		AA		A
		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2005 & Prior	$261,763	$282,522	$81,795	$85,675	$63,234	$63,491
2006	314,043	328,422	46,372	50,217	48,851	49,949
2007	255,589	270,731	29,493	23,512	92,910	96,790
2008	29,547	33,115	37,291	39,657	7,495	7,886
2009	8,020	7,877	3,088	3,505	6,834	9,675
2010	69,580	68,879	5,193	4,800	10,970	10,928

Total	$938,542	$991,546	$203,232	$207,366	$230,294	$238,719

	BBB		Below Investment Grade		Total
		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2005 & Prior	$67,341	$66,392	$56,882	$44,770	$531,015	$542,850
2006	32,651	31,646	56,636	39,127	498,553	499,361
2007	99,796	105,962	125,123	77,459	602,911	574,454
2008	—	—	24,085	15,234	98,418	95,892
2009	—	—	—	—	17,942	21,057
2010	—	—	—	—	85,743	84,607

Total	$199,788	$204,000	$262,726	$176,590	$1,834,582	$1,818,221

Asset-backed securities include credit card and automobile receivables, subprime securities, home equity loans, manufactured housing bonds and collateralized debt obligations. The Company’s asset-backed securities are diversified by issuer and contain both floating and fixed rate securities and had a weighted average credit rating of “AA-” at June 30, 2011 and “AA” at December 31, 2010. The Company owns floating rate securities that represent approximately 16.3% and 17.6% of the total fixed maturity securities at June 30, 2011 and December 31, 2010, respectively. These investments have a higher degree of income variability than the other fixed income holdings in the portfolio due to the floating rate nature of the interest payments. The Company holds these investments to match specific floating rate liabilities primarily reflected in the condensed consolidated balance sheets as collateral finance facility. In addition to the risks associated with floating rate securities, principal risks in holding asset-backed securities are structural, credit and capital market risks. Structural risks include the securities’ priority in the issuer’s capital structure, the adequacy of and ability to realize proceeds from collateral, and the potential for prepayments. Credit risks include consumer or corporate credits such as credit card holders, equipment lessees, and corporate obligors. Capital market risks include general level of interest rates and the liquidity for these securities in the marketplace.
As of June 30, 2011 and December 31, 2010, the Company held investments in securities with subprime mortgage exposure with amortized costs totaling $157.8 million and $155.3 million, and estimated fair values of $119.7 million and $115.8 million, respectively. Those amounts include exposure to subprime mortgages through securities held directly in the Company’s investment portfolios within asset-backed securities, as well as securities backing the Company’s funds withheld at interest investment. The weighted average S&P credit ratings on these securities was approximately “BB” at June 30, 2011 and “BBB-” at December 31, 2010. Historically, these securities have been highly rated; however, in recent years have been downgraded by rating agencies. Additionally, the Company has largely avoided directly investing in securities originated since the second half of 2005, which management believes was a period of lessened underwriting quality. While ratings and vintage year are important factors to consider, the tranche seniority and evaluation of forecasted future losses within a tranche is critical to the valuation of these types of securities. The Company recorded $0.2 million and $0.7 million in other-than-temporary impairments in its subprime portfolio during the second quarter and first six months of 2011, respectively. The Company recorded $0.5 million in other-than-temporary impairments in its subprime portfolio during the second quarter and first six months of 2010. The following tables summarize the securities by rating and underwriting year at June 30, 2011 and December 31, 2010 (dollars in thousands):

June 30, 2011:	AAA		AA		A
		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2005 & Prior	$7,286	$6,597	$23,530	$22,165	$9,867	$9,123
2006	—	—	2,295	2,211	—	—
2007	—	—	—	—	—	—
2008 - 2011	—	—	—	—	—	—

Total	$7,286	$6,597	$25,825	$24,376	$9,867	$9,123

	BBB		Below Investment Grade		Total
		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2005 & Prior	$15,769	$13,853	$85,314	$52,531	$141,766	$104,269
2006	—	—	2,136	3,195	4,431	5,406
2007	—	—	4,691	3,058	4,691	3,058
2008 - 2011	6,942	6,942	—	—	6,942	6,942

Total	$22,711	$20,795	$92,141	$58,784	$157,830	$119,675

December 31, 2010:	AAA		AA		A
		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2005 & Prior	$13,343	$12,079	$29,809	$27,746	$10,504	$9,573
2006	—	—	—	—	—	—
2007	—	—	—	—	—	—
2008 - 2010	—	—	—	—	—	—

Total	$13,343	$12,079	$29,809	$27,746	$10,504	$9,573

	BBB		Below Investment Grade		Total
		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2005 & Prior	$22,608	$19,213	$71,582	$41,308	$147,846	$109,919
2006	—	—	2,152	2,508	2,152	2,508
2007	—	—	5,279	3,329	5,279	3,329
2008 - 2010	—	—	—	—	—	—

Total	$22,608	$19,213	$79,013	$47,145	$155,277	$115,756

Alternative residential mortgage loans (“Alt-A”) are a classification of mortgage loans where the risk profile of the borrower falls between prime and sub-prime. At June 30, 2011 and December 31, 2010, the Company’s Alt-A residential mortgage-backed securities had an amortized cost of $132.3 million and $145.4 million, respectively, with an unrealized loss of $1.8 million and $2.8 million, respectively. As of June 30, 2011 and December 31, 2010, 38.0% and 54.7%, respectively, of the

Alt-A securities were rated “AA” or better. This amount includes securities directly held by the Company and securities backing the Company’s funds withheld at interest investment. The Company did not record any other-than-temporary impairments in its Alt-A portfolio in the first six months of 2011. The Company recorded $1.2 million and $1.7 million of other-than-temporary impairments in the second quarter and first six months ended June 30, 2010, respectively, in its Alt-A portfolio due primarily to the increased likelihood that some or all of the remaining scheduled principal and interest payments on select securities will not be received.
At June 30, 2011 and December 31, 2010, the Company’s fixed maturity and funds withheld portfolios included approximately $605.5 million and $640.7 million, respectively, in estimated fair value, of securities that are insured by various financial guarantors, or less than five percent of consolidated investments. The securities are diversified between state and political subdivision bonds and asset-backed securities with well diversified collateral pools. The Company held investment-grade securities issued by financial guarantors totaling $4.3 million and $8.3 million in amortized cost at June 30, 2011 and December 31, 2010, respectively.
The Company does not invest in the common equity securities of Fannie Mae and Freddie Mac, both government sponsored entities; however, as of June 30, 2011 and December 31, 2010, the Company held in its general portfolio $56.7 million and $60.1 million, amortized cost in direct exposure in the form of senior unsecured agency and preferred securities. Additionally, as of June 30, 2011 and December 31, 2010, the portfolios held by the Company’s ceding companies that support its funds withheld asset contain approximately $486.2 million and $461.4 million, respectively, in amortized cost of unsecured agency bond holdings and no equity exposure. As of June 30, 2011 and December 31, 2010, indirect exposure in the form of secured, structured mortgaged securities issued by Fannie Mae and Freddie Mac totaled approximately $762.0 million and $859.2 million, respectively, in amortized cost across the Company’s general and funds withheld portfolios. Including the funds withheld portfolios, the Company’s direct holdings in the form of preferred securities had a total amortized cost of $0.7 million at June 30, 2011 and December 31, 2010, respectively.
The Company monitors its fixed maturity securities and equity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, the length of time and the extent to which the market value has been below amortized cost, compliance with covenants, general market conditions and industry sector, current intent and ability to hold securities and various other subjective factors. Based on management’s judgment, securities determined to have an other-than-temporary impairment in value are written down to fair value. The Company recorded $9.0 million and $10.5 million in other-than-temporary impairments in its fixed maturity and equity securities, including $5.3 million and $6.3 million of other-than-temporary impairment losses on Subprime / Alt-A / Other structured securities, in the second quarter and first six months of 2011, respectively, primarily due to a decline in value of structured securities with exposure to mortgages. The impairment losses on equity securities of $3.7 million in the second quarter and first six months of 2011 are primarily due to the financial condition of European financial institutions. The Company recorded $3.6 million and $8.7 million in other-than-temporary impairments in its fixed maturity and equity securities, including $3.6 million and $8.1 million of other-than-temporary impairment losses on Subprime / Alt-A / Other structured securities, in the second quarter and first six months of 2010, respectively, primarily due to a decline in value of structured securities with exposure to mortgages. The table below summarizes other-than-temporary impairments, net of non-credit adjustments, for the second quarter and first six months of 2011 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Asset Class	2011	2010	2011	2010
Subprime / Alt-A / Other structured securities	$5,290	$3,628	$6,332	$8,129
Corporate / Other fixed maturity securities	—	—	514	585
Equity securities	3,680	10	3,680	32
Other impairments, including change in mortgage loan provision	3,186	1,165	2,610	2,395

Total	$12,156	$4,803	$13,136	$11,141

During the three months ended June 30, 2011 and 2010, the Company sold fixed maturity securities and equity securities with fair values of $135.0 million and $159.2 million at gross losses of $6.7 million and $5.7 million, respectively, or at 95.3% and 96.6% of amortized cost, respectively. During the six months ended June 30, 2011 and 2010, the Company sold fixed maturity securities and equity securities with fair values of $331.6 million and $399.3 million at gross losses of $13.6 million and $14.2 million, respectively, or at 96.1% and 96.6% of amortized cost, respectively. The Company generally does not engage in short-term buying and selling of securities.
At June 30, 2011 and December 31, 2010, the Company had $233.8 million and $319.1 million, respectively, of gross unrealized losses related to its fixed maturity and equity securities. The distribution of the gross unrealized losses related to these securities is shown below:

	June 30,	December 31,
	2011	2010
Sector:
Corporate securities	36%	36%
Canadian and Canada provincial governments	1	1
Residential mortgage-backed securities	6	8
Asset-backed securities	22	19
Commercial mortgage-backed securities	29	31
State and political subdivisions	2	3
Other foreign government securities	4	2

Total	100%	100%

Industry:
Finance	25%	25%
Asset-backed	22	19
Industrial	8	8
Mortgage-backed	35	39
Government	7	6
Utility	3	3

Total	100%	100%

The following table presents total gross unrealized losses for fixed maturity and equity securities as of June 30, 2011 and December 31, 2010, respectively, where the estimated fair value had declined and remained below amortized cost by the indicated amount (dollars in thousands):

	June 30, 2011			December 31, 2010
		Gross			Gross
	Number of	Unrealized		Number of	Unrealized
	Securities	Losses	% of Total	Securities	Losses	% of Total
Less than 20%	890	$123,789	52.9%	908	$146,404	45.9%
20% or more for less than six months	15	7,965	3.4	14	18,114	5.7
20% or more for six months or greater	56	102,065	43.7	106	154,613	48.4

Total	961	$233,819	100.0%	1,028	$319,131	100.0%

As of June 30, 2011 and December 31, 2010, respectively, 70.7% and 66.1% of these gross unrealized losses were associated with investment grade securities. The unrealized losses on these securities decreased as credit spreads continued to tighten across all sectors. While credit spreads tightened, treasury rates rose slightly to moderate the credit spread gains during the quarter.
The Company’s determination of whether a decline in value is other-than-temporary includes analysis of the underlying credit and the extent and duration of a decline in value. The Company’s credit analysis of an investment includes determining whether the issuer is current on its contractual payments, evaluating whether it is probable that the Company will be able to collect all amounts due according to the contractual terms of the security and analyzing the overall ability of the Company to recover the amortized cost of the investment. The Company continues to consider valuation declines as a potential indicator of credit deterioration. The Company believes that due to fluctuating market conditions and an extended period of economic uncertainty, the extent and duration of a decline in value have become less indicative of when there has been credit deterioration with respect to an issuer.
The following tables present the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for fixed maturity securities and equity securities that have estimated fair values below amortized cost as of June 30, 2011 and December 31, 2010, respectively (dollars in thousands). These investments are presented by class and grade of security, as well as the length of time the related market value has remained below amortized cost.

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
June 30, 2011:	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
Corporate securities	$1,051,097	$22,729	$322,201	$50,525	$1,373,298	$73,254
Canadian and Canadian provincial governments	132,591	2,840	—	—	132,591	2,840
Residential mortgage-backed securities	122,968	1,979	56,186	10,083	179,154	12,062
Asset-backed securities	40,152	874	100,050	29,877	140,202	30,751
Commercial mortgage-backed securities	154,382	8,007	68,039	21,881	222,421	29,888
U.S. government and agencies	14,288	602	—	—	14,288	602
State and political subdivisions	19,834	985	32,473	4,076	52,307	5,061
Other foreign government securities	161,417	3,945	39,267	3,778	200,684	7,723

Total investment grade securities	1,696,729	41,961	618,216	120,220	2,314,945	162,181

Non-investment grade securities:
Corporate securities	120,371	2,918	65,818	5,063	186,189	7,981
Residential mortgage-backed securities	5,075	931	11,169	1,326	16,244	2,257
Asset-backed securities	2,852	424	26,391	20,467	29,243	20,891
Commercial mortgage-backed securities	22,876	1,492	80,145	35,727	103,021	37,219

Total non-investment grade securities	151,174	5,765	183,523	62,583	334,697	68,348

Total fixed maturity securities	$1,847,903	$47,726	$801,739	$182,803	$2,649,642	$230,529

Non-redeemable preferred stock	$2,291	$4	$21,100	$2,259	$23,391	$2,263
Other equity securities	3,551	391	5,887	636	9,438	1,027

Total equity securities	$5,842	$395	$26,987	$2,895	$32,829	$3,290

Total number of securities in an unrealized loss position	550		411		961

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
December 31, 2010:	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
Corporate securities	$1,170,016	$34,097	$368,128	$61,945	$1,538,144	$96,042
Canadian and Canadian provincial governments	118,585	3,886	—	—	118,585	3,886
Residential mortgage-backed securities	195,406	4,986	105,601	13,607	301,007	18,593
Asset-backed securities	23,065	570	131,172	38,451	154,237	39,021
Commercial mortgage-backed securities	132,526	4,143	109,158	29,059	241,684	33,202
U.S. government and agencies	11,839	708	—	—	11,839	708
State and political subdivisions	68,229	2,890	31,426	5,227	99,655	8,117
Other foreign government securities	322,363	3,142	43,796	4,504	366,159	7,646

Total investment grade securities	2,042,029	54,422	789,281	152,793	2,831,310	207,215

Non-investment grade securities:
Corporate securities	58,420	1,832	91,205	9,942	149,625	11,774
Residential mortgage-backed securities	1,162	605	38,206	7,382	39,368	7,987
Asset-backed securities	—	—	23,356	22,523	23,356	22,523
Commercial mortgage-backed securities	—	—	89,170	64,063	89,170	64,063

Total non-investment grade securities	59,582	2,437	241,937	103,910	301,519	106,347

Total fixed maturity securities	$2,101,611	$56,859	$1,031,218	$256,703	$3,132,829	$313,562

Non-redeemable preferred stock	$15,987	$834	$28,549	$4,464	$44,536	$5,298
Other equity securities	6,877	271	318	—	7,195	271

Total equity securities	$22,864	$1,105	$28,867	$4,464	$51,731	$5,569

Total number of securities in an unrealized loss position	520		508		1,028

As of June 30, 2011, the Company does not intend to sell these fixed maturity securities and does not believe it is more likely than not that it will be required to sell these fixed maturity securities before the recovery of the fair value up to the current amortized cost of the investment, which may be maturity. However, unforeseen facts and circumstances may cause the Company to sell fixed maturity securities in the ordinary course of managing its portfolio to meet diversification, credit quality, asset-liability management and liquidity guidelines.

As of June 30, 2011, the Company has the ability and intent to hold the equity securities until the recovery of the fair value up to the current cost of the investment. However, unforeseen facts and circumstances may cause the Company to sell equity securities in the ordinary course of managing its portfolio to meet diversification, credit quality and liquidity guidelines.
As of June 30, 2011 and December 31, 2010, respectively, the Company classified approximately 9.6% and 10.1% of its fixed maturity securities in the Level 3 category (refer to Note 6 — “Fair Value of Financial Instruments” in the Notes to Condensed Consolidated Financial Statements for additional information). These securities primarily consist of private placement corporate securities with an inactive trading market, commercial mortgage-backed securities, residential mortgage-backed securities and asset-backed securities with subprime exposure in the Level 3 category due to the current market uncertainty associated with these securities and the Company’s utilization of information from third parties.
Mortgage Loans on Real Estate
Mortgage loans represented approximately 3.7% and 3.8% of the Company’s cash and invested assets as of June 30, 2011 and December 31, 2010, respectively. The Company’s mortgage loan portfolio consists principally of investments in U.S.-based commercial offices, light industrial properties and retail locations. The mortgage loan portfolio is diversified by geographic region and property type.
Valuation allowances on mortgage loans are established based upon losses expected by management to be realized in connection with future dispositions or settlement of mortgage loans, including foreclosures. The valuation allowances are established after management considers, among other things, the value of underlying collateral and payment capabilities of debtors. Any subsequent adjustments to the valuation allowances will be treated as investment gains or losses. Information regarding the Company’s credit quality indicators for the recorded investment in mortgage loans gross of valuation allowances as of June 30, 2011 and 2010 are as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Balance, beginning of period	$5,664	$7,014	$6,239	$5,784
Charge-offs	(1,157)	—	(1,157)	—
Recoveries	—	—	—	—
Provision	3,185	1,165	2,610	2,395

Balance, end of period	$7,692	$8,179	$7,692	$8,179

Information regarding the portion of the Company’s mortgage loans that were impaired as of June 30, 2011 and December 31, 2010 is as follows (dollars in thousands):

	June 30, 2011	December 31, 2010
Impaired loans with valuation allowances	$29,080	$18,745
Impaired loans without valuation allowances	6,839	16,901

Subtotal	35,919	35,646
Less: Valuation allowances on impaired loans	4,594	6,239

Impaired loans	$31,325	$29,407

The Company’s average investment per impaired loan with valuation allowances was $3.6 million and $6.7 million as of June 30, 2011 and 2010, respectively. The Company’s average investment per impaired loan without valuation allowances was $2.3 million and $3.1 million as of June 30, 2011 and 2010, respectively. Interest income on impaired loans with valuation allowances was $0.2 million and $0.5 million for the three and six months ended June 30, 2011, respectively. Interest income on impaired loans with valuation allowances was not material for the three and six months ended June 30, 2010. Interest income on impaired loans without valuation allowances was $0.1 million for the three and six months ended June 30, 2011, respectively. Interest income on impaired loans without valuation allowances was $0.1 million and $0.3 million for the three and six months ended June 30, 2010, respectively. The Company did not acquire any impaired mortgage loans during the six months ended June 30, 2011. The Company had $13.0 million and $15.6 million of mortgage loans, gross of valuation allowances, that were on nonaccrual status at June 30, 2011 and December 31, 2010, respectively.
Policy Loans
Policy loans comprised approximately 5.0% and 5.3% of the Company’s cash and invested assets as of June 30, 2011 and December 31, 2010, respectively, substantially all of which are associated with one client. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. Because policy loans represent premature distributions of policy liabilities, they have the effect of reducing future disintermediation risk. In addition, the Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.
Funds Withheld at Interest
Funds withheld at interest comprised approximately 23.1% and 23.4% of the Company’s cash and invested assets as of June 30, 2011 and December 31, 2010, respectively. For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company, and are reflected as funds withheld at interest on the Company’s condensed consolidated balance sheet. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances with amounts owed to the Company from the ceding company. Interest accrues to these assets at rates defined by the treaty terms. Additionally, under certain treaties the Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. The underlying portfolios also include options related to equity-indexed annuity products. The market value changes associated with these investments have caused some volatility in reported investment income. This is largely offset by a corresponding change in interest credited, with minimal impact on income before taxes. To mitigate risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had an average rating of “A” at June 30, 2011 and December 31, 2010. Certain ceding companies maintain segregated portfolios for the benefit of the Company.
Other Invested Assets
Other invested assets represented approximately 3.2% and 3.1% of the Company’s cash and invested assets as of June 30, 2011 and December 31, 2010, respectively. Other invested assets include equity securities, non-redeemable preferred stocks, limited partnership interests, structured loans and derivative contracts. Carrying values of these assets as of June 30, 2011 and December 31, 2010 are as follows (dollars in thousands):

	June 30, 2011	December 31, 2010
Equity securities	$34,708	$40,661
Non-redeemable preferred stock	107,518	99,550
Limited partnerships	232,843	214,105
Structured loans	274,180	229,583
Derivatives	58,502	34,929
Other	91,590	88,575

Total other invested assets	$799,341	$707,403

The Company recorded $3.7 million of other-than-temporary impairments on equity securities in the second quarter and first six months of 2011. The Company did not record any other-than-temporary impairments on other invested assets in the first six months of 2010. The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value at the reporting date plus or minus any collateral posted or held by the Company. The Company had credit exposure related to its derivative contracts, excluding futures, of $1.0 million and $6.3 million at June 30, 2011 and December 31, 2010, respectively.
Contractual Obligations
From December 31, 2010 to June 30, 2011, the Company’s obligation related to its Fixed Rate Trust Preferred Securities, including interest, was reduced by $745.7 million due to the remarketing and subsequent maturity of the securities in 2011. See Note 14 — “Financing Activities and Stock Transactions” in the Notes to Condensed Consolidated Financial Statements for additional information on the Fixed Rate Trust Preferred Securities. The Company’s obligation for long-term debt, including interest, increased by $591.2 million since December 31, 2010 related to the May 2011 issuance of senior notes as previously discussed. There were no other material changes in the Company’s contractual obligations from those reported in the 2010 Annual Report.
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
The Chief Risk Officer (“CRO”), aided by Business Unit Chief Risk Officers and Risk Management Officers, is responsible for ensuring, on an ongoing basis, that objectives of the ERM framework are met; this includes ensuring proper risk controls are in place, that risks are effectively identified and managed, and that key risks to which the firm is exposed are disclosed to appropriate stakeholders. For each Business Unit and key risk, a Risk Management Officer is assigned. In addition to this network of Risk Management Officers, the Company also has risk focused committees such as the Business Continuity Management Steering Committee, Consolidated Investment Committee, and the Asset and Liability Management Committee. These committees are comprised of various risk experts and have overlapping membership, enabling consistent and holistic management of risks. These committees report directly or indirectly to the Risk Management Steering Committee. The Risk Management Steering Committee, which includes senior management executives, including the Chief Executive Officer, the Chief Financial Officer and the CRO, is the primary source of risk management of the Company.
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
Mortality Risk Management
In the event that mortality or morbidity experience develops in excess of expectations, some reinsurance treaties allow for increases to future premium rates. Other treaties include experience refund provisions, which may also help reduce the Company’s mortality risk. In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of claims paid by ceding reinsurance to other insurance enterprises or retrocessionaires under excess coverage and coinsurance contracts. In individual life markets, the Company retains a maximum of $8.0 million of coverage per individual life. In certain limited situations, due to the acquisition of in force blocks of business, the Company has retained more than $8.0 million per individual life. In total, the Company has identified 14 such cases of over-retained lives, for a total amount of $36.6 million over the Company’s normal retention limit. These amounts include six cases with $20.5 million of exposure related to second to die policies with coverages split between multiple insureds. The largest amount in excess of the Company’s retention on any one life is $11.4 million. The Company enters into agreements with other reinsurers to mitigate the residual risk related to the over-retained policies. Additionally, due to some lower face amount reinsurance coverages provided by the Company in addition to individual life, such as group life, disability and health, under certain circumstances, the Company could potentially incur claims totaling more than $8.0 million per individual life.
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
Generally, RGA’s insurance subsidiaries retrocede amounts in excess of their retention to RGA Reinsurance, Parkway Reinsurance Company, RGA Reinsurance Company (Barbados) Ltd., RGA Americas Reinsurance Company, Ltd., RGA Worldwide Reinsurance Company, Ltd. or RGA Atlantic Reinsurance Company, Ltd. External retrocessions are arranged through the Company’s retrocession pools for amounts in excess of its retention. As of June 30, 2011, all retrocession pool members in this excess retention pool reviewed by the A.M. Best Company were rated “A-”, the fourth highest rating out of fifteen possible ratings, or better. For a majority of the retrocessionaires that were not rated, letters of credit or trust assets have been given as additional security in favor of RGA Reinsurance. In addition, the Company performs annual financial and in force reviews of its retrocessionaires to evaluate financial stability and performance.
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
Market Risk Associated with Annuities with Guaranteed Minimum Benefits:
The Company reinsures variable annuities including those with guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”) and guaranteed minimum withdrawal benefits (“GMWB”). Strong equity markets, increases in interest rates and decreases in volatility will generally decrease the fair value of the liabilities underlying the benefits. Conversely, a decrease in the equity markets along with a decrease in interest rates and an increase in volatility will generally result in an increase in the fair value of the liabilities underlying the benefits, which has the effect of increasing reserves and lowering earnings. The Company maintains a customized dynamic hedging program that is designed to mitigate the risks associated with income volatility around the change in reserves on guaranteed benefits. However, the hedge positions may not fully offset the changes in the carrying value of the guarantees due to, among other things, time lags, high levels of volatility in the equity and derivative markets, extreme swings in interest rates, unexpected contract holder behavior, and divergence between the performance of the underlying funds and hedging indices. These factors, individually or collectively, may have a material adverse effect on the Company’s net income, financial condition or liquidity. The table below provides a summary of variable annuity account values and the fair value of the guaranteed benefits as of June 30, 2011 and December 31, 2010.

(dollars in millions)	June 30, 2011	December 31, 2010
No guarantee minimum benefits	$1,114.1	$1,156.3
GMDB only	88.7	89.9
GMIB only	6.3	6.3
GMAB only	62.7	64.2
GMWB only	1,751.1	1,735.3
GMDB / WB	492.8	491.6
Other	34.8	35.7

Total variable annuity account values	$3,550.5	$3,579.3

Fair value of liabilities associated with living benefit riders	$45.7	$52.5

There has been no significant change in the Company’s quantitative or qualitative aspects of market risk during the quarter ended June 30, 2011 from that disclosed in the 2010 Annual Report.
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
Investments
In April 2011, the FASB amended the general accounting principles for Receivables as it relates to a creditor’s determination of whether a restructuring is a troubled debt restructuring. This amendment clarifies the guidance related to the creditor’s evaluation of whether it has granted a concession and whether the debtor is experiencing financial difficulties. It also clarifies that the creditor is precluded from using the effective interest rate test when evaluating whether a restructuring constitutes a troubled debt restructuring. The amendment is effective for interim and annual reporting periods beginning on or after June 15, 2011, and is to be applied retrospectively to restructurings occurring on or after the beginning of the annual period of adoption. The adoption of this amendment is not expected to have a material impact on the Company’s condensed consolidated financial statements.
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

Transfers and Servicing
In April 2011, the FASB amended the general accounting principles for Transfers and Servicing as it relates to the reconsideration of effective control for repurchase agreements. This amendment removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets and also removes the collateral maintenance implementation guidance related to that criterion. The amendment is effective for interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the impact of this amendment on its condensed consolidated financial statements.
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
Fair Value Measurements and Disclosures
In May 2011, the FASB amended the general accounting principles for Fair Value Measurements and Disclosures as it relates to the measurement and disclosure requirements about fair value measurements. This amendment clarifies the FASB’s intent about the application of existing fair value measurement requirements. It also changes particular principles and requirements for measuring fair value and for disclosing information about fair value measurements. The amendment is effective for interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the impact of this amendment on its condensed consolidated financial statements.
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
Comprehensive Income
In June 2011, the FASB amended the general accounting principles for Comprehensive Income as it relates to the presentation of comprehensive income. This amendment requires entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in either a continuous statement of comprehensive income or in two separate but consecutive statements. The amendment does not change the items that must be reported in other comprehensive income. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently evaluating the impact of this amendment on its condensed consolidated financial statements.
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
There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Reinsurance Group of America, Incorporated
August 4, 2011	By:	/s/ A. Greig Woodring
A. Greig Woodring
President & Chief Executive Officer (Principal Executive Officer)

August 4, 2011	By:	/s/ Jack B. Lay
Jack B. Lay
Senior Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description
3.1	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K filed November 25, 2008.

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 of Current Report on Form 8-K filed November 25, 2008.

4.1	Fourth Supplemental Senior Indenture, dated as of May 27, 2011, between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed May 31, 2011.

4.2	Form of 5.000% Senior Note due June 1, 2021, incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed May 31, 2011.

10.1	RGA Flexible Stock Plan as amended and restated effective July 1, 1998, and as further amended by Amendment on March 16, 2000, Second Amendment on May 28, 2003, Third Amendment on May 26, 2004, Fourth Amendment on May 23, 2007, Fifth Amendment on May 21, 2008, Sixth Amendment on May 8, 2011, and Seventh Amendment on May 18, 2011, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed May 18, 2011.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at December 31, 2010 and June 30, 2011, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2010 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements for the six months ended June 30, 2011. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act or the Exchange Act, or otherwise subject to liability under those sections, except as shall be expressly set forth by specific reference in such filing.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document