Form 10-Q
period 2011-09-30
REINSURANCE GROUP OF AMERICA INC
filed 2011-11-04
CIK 898174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-11848

REINSURANCE GROUP OF AMERICA, INCORPORATED

(Exact name of Registrant as specified in its charter)

MISSOURI	43-1627032
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

1370 Timberlake Manor Parkway

Chesterfield, Missouri 63017

(Address of principal executive offices)

(636) 736-7000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2011, 73,267,641 shares of the registrant’s common stock were outstanding.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2011	December 31, 2010
	(Dollars in thousands, except share data)
Assets
Fixed maturity securities:
Available-for-sale at fair value (amortized cost of $13,926,899 and $13,345,022 at September 30, 2011 and December 31, 2010, respectively)	$15,557,032	$14,304,597
Mortgage loans on real estate (net of allowances of $10,062 and $6,239 at September 30, 2011 and December 31, 2010, respectively)	934,694	885,811
Policy loans	1,228,890	1,228,418
Funds withheld at interest	5,445,886	5,421,952
Short-term investments	81,747	118,387
Other invested assets	1,020,043	707,403

Total investments	24,268,292	22,666,568
Cash and cash equivalents	802,651	463,661
Accrued investment income	190,298	127,874
Premiums receivable and other reinsurance balances	1,060,631	1,037,679
Reinsurance ceded receivables	727,290	769,699
Deferred policy acquisition costs	3,787,257	3,726,443
Other assets	347,035	289,984

Total assets	$31,183,454	$29,081,908

Liabilities and Stockholders’ Equity
Future policy benefits	$9,445,222	$9,274,789
Interest-sensitive contract liabilities	8,378,159	7,774,481
Other policy claims and benefits	2,826,297	2,597,941
Other reinsurance balances	136,298	133,590
Deferred income taxes	1,662,806	1,396,747
Other liabilities	776,239	637,923
Short-term debt	199,997	199,985
Long-term debt	1,414,546	1,016,425
Collateral finance facility	681,004	850,039
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures of the Company	—	159,421

Total liabilities	25,520,568	24,041,341

Commitments and contingent liabilities (See Note 8)

Stockholders’ Equity:
Preferred stock (par value $.01 per share; 10,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.01 per share; 140,000,000 shares authorized; shares issued: 79,137,758 and 73,363,523 at September 30, 2011 and December 31, 2010, respectively)	791	734
Warrants	—	66,912
Additional paid-in-capital	1,719,683	1,478,398
Retained earnings	2,989,231	2,587,403
Treasury stock, at cost; 5,870,872 and 328 shares at September 30, 2011 and December 31, 2010, respectively	(352,106)	(295)
Accumulated other comprehensive income	1,305,287	907,415

Total stockholders’ equity	5,662,886	5,040,567

Total liabilities and stockholders’ equity	$31,183,454	$29,081,908

See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per share data)
Revenues:
Net premiums	$1,776,165	$1,647,300	$5,300,971	$4,857,781
Investment income, net of related expenses	268,210	287,504	976,686	883,433
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(11,911)	(4,904)	(19,049)	(15,823)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	3,089	26	3,381	2,231
Other investment related gains (losses), net	(130,778)	(11,902)	27,076	150,989

Total investment related gains (losses), net	(139,600)	(16,780)	11,408	137,397
Other revenues	90,132	37,515	192,254	108,990

Total revenues	1,994,907	1,955,539	6,481,319	5,987,601

Benefits and Expenses:
Claims and other policy benefits	1,514,765	1,393,891	4,504,227	4,076,310
Interest credited	35,251	94,776	237,510	230,879
Policy acquisition costs and other insurance expenses	149,228	157,058	741,663	760,509
Other operating expenses	94,029	85,409	297,340	259,755
Interest expense	27,025	25,191	77,412	65,781
Collateral finance facility expense	3,069	2,041	9,372	5,807

Total benefits and expenses	1,823,367	1,758,366	5,867,524	5,399,041

Income before income taxes	171,540	197,173	613,795	588,560
Provision for income taxes	24,155	68,941	172,706	210,870

Net income	$147,385	$128,232	$441,089	$377,690

Earnings per share:
Basic earnings per share	$2.00	$1.75	$5.99	$5.17
Diluted earnings per share	$1.98	$1.72	$5.94	$5.06

Dividends declared per share	$0.18	$0.12	$0.42	$0.36

See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2011	2010
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$441,089	$377,690
Adjustments to reconcile net income to net cash provided by operating activities:
Change in operating assets and liabilities:
Accrued investment income	(64,464)	(68,755)
Premiums receivable and other reinsurance balances	(86,339)	(98,274)
Deferred policy acquisition costs	(104,267)	(45,525)
Reinsurance ceded receivable balances	42,409	(74,410)
Future policy benefits, other policy claims and benefits, and other reinsurance balances	669,174	1,385,629
Deferred income taxes	68,059	14,579
Other assets and other liabilities, net	(46,320)	38,453
Amortization of net investment premiums, discounts and other	(100,328)	(104,878)
Investment related gains, net	(11,408)	(137,397)
Gain on repurchase of collateral finance facility securities	(55,840)	—
Excess tax benefits from share-based payment arrangement	(4,418)	(1,379)
Other, net	86,630	44,546

Net cash provided by operating activities	833,977	1,330,279

Cash Flows from Investing Activities:
Sales of fixed maturity securities available-for-sale	2,338,405	2,533,344
Maturities of fixed maturity securities available-for-sale	195,582	107,648
Purchases of fixed maturity securities available-for-sale	(3,104,714)	(3,664,819)
Cash invested in mortgage loans	(117,697)	(97,947)
Cash invested in policy loans	(8,928)	(38,996)
Cash invested in funds withheld at interest	(23,784)	(90,282)
Principal payments on mortgage loans on real estate	60,764	18,923
Principal payments on policy loans	8,456	2,412
Change in short-term investments and other invested assets	(86,895)	20,334

Net cash used in investing activities	(738,811)	(1,209,383)

Cash Flows from Financing Activities:
Dividends to stockholders	(31,039)	(26,340)
Repurchase of collateral finance facility securities	(111,831)	—
Net proceeds from long-term debt issuance	394,388	—
Proceeds from redemption and remarketing of trust preferred securities	154,588	—
Maturity of trust preferred securities	(159,473)	—
Purchases of treasury stock	(380,345)	(718)
Excess tax benefits from share-based payment arrangement	4,418	1,379
Exercise of stock options, net	8,680	8,804
Change in cash collateral for derivative positions	163,250	121,054
Deposits on universal life and other investment type policies and contracts	328,903	130,510
Withdrawals on universal life and other investment type policies and contracts	(119,180)	(247,856)

Net cash provided by (used in) financing activities	252,359	(13,167)
Effect of exchange rate changes on cash	(8,535)	14,319

Change in cash and cash equivalents	338,990	122,048
Cash and cash equivalents, beginning of period	463,661	512,027

Cash and cash equivalents, end of period	$802,651	$634,075

Supplementary information:
Cash paid for interest	$57,821	$61,327
Cash paid for income taxes, net of refunds	$110,075	$41,368

See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Basis of Presentation

Reinsurance Group of America, Incorporated (“RGA”) is an insurance holding company that was formed on December 31, 1992. The accompanying unaudited condensed consolidated financial statements of RGA and its subsidiaries (collectively, the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. There were no subsequent events that would require disclosure or adjustments to the accompanying condensed consolidated financial statements through the date the financial statements were issued. These unaudited condensed consolidated financial statements include the accounts of RGA and its subsidiaries and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2010 Annual Report on Form 10-K (“2010 Annual Report”) filed with the Securities and Exchange Commission on February 28, 2011.

The Company has reclassified the presentation of certain prior-period information to conform to the current presentation. Such reclassifications include separately disclosing the deposits and the withdrawals on universal life and other investment type policies and contracts in the condensed consolidated statements of cash flows. All intercompany accounts and transactions have been eliminated.

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share on net income (in thousands, except per share information):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Earnings:
Net income (numerator for basic and diluted calculations)	$147,385	$128,232	$441,089	$377,690
Shares:
Weighted average outstanding shares (denominator for basic calculation)	73,856	73,162	73,680	73,117
Equivalent shares from outstanding stock options(1)	398	1,258	527	1,457

Denominator for diluted calculation	74,254	74,420	74,207	74,574

Earnings per share:
Basic	$2.00	$1.75	$5.99	$5.17
Diluted	$1.98	$1.72	$5.94	$5.06

(1)	Year-to-date amounts are the weighted average of the individual quarterly amounts.

The calculation of common equivalent shares does not include the impact of options having a strike or conversion price that exceeds the average stock price for the earnings period, as the result would be antidilutive. The calculation of common equivalent shares also excludes the impact of outstanding performance contingent shares, as the conditions necessary for their issuance have not been satisfied as of the end of the reporting period. For the three months ended September 30, 2011, approximately 1.1 million stock options and approximately 0.8 million performance contingent shares were excluded from the calculation. For the three months ended September 30, 2010, approximately 1.7 million stock options and approximately 0.7 million performance contingent shares were excluded from the calculation.

3. Comprehensive Income

The following table presents the components of the Company’s comprehensive income (dollars in thousands):

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net income	$147,385	$128,232	$441,089	$377,690
Other comprehensive income (loss), net of income tax:
Unrealized investment gains, net of reclassification adjustment for gains included in net income	354,709	362,408	470,473	729,749
Reclassification adjustment for other-than-temporary impairments	(2,008)	(17)	(2,198)	(1,450)
Currency translation adjustments	(112,810)	68,701	(71,683)	31,808
Unrealized pension and postretirement benefit adjustment	708	325	1,280	443

Comprehensive income	$387,984	$559,649	$838,961	$1,138,240

The balance of and changes in each component of accumulated other comprehensive income (loss) for the nine months ended September 30, 2011 are as follows (dollars in thousands):

	Accumulated Other Comprehensive Income (Loss), Net of Income Tax
	Accumulated Currency Translation Adjustments	Unrealized Appreciation of Securities	Pension and Postretirement Benefits	Total
Balance, December 31, 2010	$270,526	$651,449	$(14,560)	$907,415
Change in component during the period	(71,683)	468,275	1,280	397,872

Balance, September 30, 2011	$198,843	$1,119,724	$(13,280)	$1,305,287

4. Investments

The Company had total cash and invested assets of $25.1 billion and $23.1 billion at September 30, 2011 and December 31, 2010, respectively, as illustrated below (dollars in thousands):

	September 30, 2011	December 31, 2010
Fixed maturity securities, available-for-sale	$15,557,032	$14,304,597
Mortgage loans on real estate	934,694	885,811
Policy loans	1,228,890	1,228,418
Funds withheld at interest	5,445,886	5,421,952
Short-term investments	81,747	118,387
Other invested assets	1,020,043	707,403
Cash and cash equivalents	802,651	463,661

Total cash and invested assets	$25,070,943	$23,130,229

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

The Company participates in a securities borrowing program whereby securities, which are not reflected on the Company’s condensed consolidated balance sheets, are borrowed from a third party. The Company is required to maintain a minimum of 100% of the market value of the borrowed securities as collateral. The Company had borrowed securities with an amortized cost of $150.0 million and a market value of $149.1 million as of September 30, 2011. The borrowed securities are used to provide collateral under an affiliated reinsurance transaction. There were no securities borrowed as of December 31, 2010.

Investment Income, Net of Related Expenses

Major categories of investment income, net of related expenses consist of the following (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Fixed maturity securities available-for-sale	$190,990	$179,130	$566,581	$532,259
Mortgage loans on real estate	14,474	13,406	41,801	37,567
Policy loans	16,454	18,271	49,549	56,150
Funds withheld at interest	41,267	69,677	306,028	245,249
Short-term investments	393	1,142	2,201	3,520
Other invested assets	11,470	11,926	31,680	26,694

Investment revenue	275,048	293,552	997,840	901,439
Investment expense	(6,838)	(6,048)	(21,154)	(18,006)

Investment income, net of related expenses	$268,210	$287,504	$976,686	$883,433

Investment Related Gains (Losses), Net

Investment related gains (losses), net consist of the following (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Fixed maturity and equity securities available for sale:
Other-than-temporary impairment losses on fixed maturities	$(11,911)	$(4,904)	$(19,049)	$(15,823)
Portion of loss recognized in accumulated other comprehensive income (before taxes)	3,089	26	3,381	2,231

Net other-than-temporary impairment losses on fixed maturities recognized in earnings	(8,822)	(4,878)	(15,668)	(13,592)
Impairment losses on equity securities	—	—	(3,680)	(32)
Gain on investment activity	34,840	39,371	92,423	74,833
Loss on investment activity	(7,182)	(7,773)	(20,749)	(21,967)
Other impairment losses and change in mortgage loan provision	(2,370)	(5,087)	(4,980)	(7,482)
Derivatives and other, net	(156,066)	(38,413)	(35,938)	105,637

Net gains (losses)	$(139,600)	$(16,780)	$11,408	$137,397

The net other-than-temporary impairment losses on fixed maturity securities recognized in earnings of $8.8 million and $15.7 million in the third quarter and first nine months of 2011, respectively, are primarily due to a decline in value of structured securities with exposure to mortgages and corporate bankruptcies. The impairment losses on equity securities of $3.7 million in the first nine months of 2011 are primarily due to the financial condition of European financial institutions. The impaired equity securities are hybrid securities that contain equity-like features. The derivative losses for the first three and nine months ended September 30, 2011 are primarily due to an increase in the fair value of embedded derivative liabilities associated with modified coinsurance and funds withheld treaties and guaranteed minimum benefit riders.

During the three months ended September 30, 2011 and 2010, the Company sold fixed maturity securities and equity securities with fair values of $57.2 million and $97.6 million at gross losses of $7.2 million and $7.8 million, respectively, or at 88.9% and 92.6% of amortized cost, respectively. During the nine months ended September 30, 2011 and 2010, the Company sold fixed maturity securities and equity securities with fair values of $388.9 million and $497.0 million at gross losses of $20.7 million and $22.0 million, respectively, or at 94.9% and 95.8% of amortized cost, respectively. The Company generally does not engage in short-term buying and selling of securities.

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

The Company reviews all securities to determine whether an other-than-temporary decline in value exists and whether losses should be recognized. The Company considers relevant facts and circumstances in evaluating whether a credit or interest rate-related impairment of a security is other-than-temporary. Relevant facts and circumstances considered include: (1) the extent and length of time the fair value has been below cost; (2) the reasons for the decline in fair value; (3) the issuer’s financial position and access to capital and (4) for fixed maturity securities, the Company’s intent to sell a security or whether it is more likely than not it will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity and for equity securities, the Company’s ability and intent to hold the security for a period of time that allows for the recovery in value. To the extent the Company determines that a security is deemed to be other-than-temporarily impaired, an impairment loss is recognized.

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

The following tables set forth the amount of credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the other-than-temporary impairment (“OTTI”) loss was recognized in AOCI, and the corresponding changes in such amounts (dollars in thousands):

	Three months ended September 30,
	2011	2010
Balance, beginning of period	$52,484	$53,348
Initial impairments - credit loss OTTI recognized on securities not previously impaired	5,259	2,296
Additional impairments - credit loss OTTI recognized on securities previously impaired	2,432	2,571
Credit loss impairments previously recognized on securities which were sold during the period	(752)	(10,360)

Balance, end of period	$59,423	$47,855

	Nine months ended September 30,
	2011	2010
Balance, beginning of period	$47,291	$47,905
Initial impairments - credit loss OTTI recognized on securities not previously impaired	6,731	5,020
Additional impairments - credit loss OTTI recognized on securities previously impaired	6,871	7,975
Credit loss impairments previously recognized on securities which were sold during the period	(1,470)	(13,045)

Balance, end of period	$59,423	$47,855

Fixed Maturity and Equity Securities Available-for-Sale

The following tables provide information relating to investments in fixed maturity securities and equity securities by sector as of September 30, 2011 and December 31, 2010 (dollars in thousands):

September 30, 2011:	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	% of Total	Other-than- temporary impairments in AOC

Available-for-sale:
Corporate securities	$7,277,255	$642,734	$139,062	$7,780,927	50.0%	$—
Canadian and Canadian provincial governments	2,371,738	1,021,793	17	3,393,514	21.8	—
Residential mortgage-backed securities	1,238,863	84,856	15,945	1,307,774	8.4	(740)
Asset-backed securities	412,468	12,638	52,149	372,957	2.4	(5,602)
Commercial mortgage-backed securities	1,330,302	79,539	82,847	1,326,994	8.5	(11,638)
U.S. government and agencies	224,704	33,444	65	258,083	1.7	—
State and political subdivisions	182,570	23,061	2,297	203,334	1.3	—
Other foreign government securities	888,999	25,943	1,493	913,449	5.9	—

Total fixed maturity securities	$13,926,899	$1,924,008	$293,875	$15,557,032	100.0%	$(17,980)

Non-redeemable preferred stock	$97,391	$3,599	$7,399	$93,591	73.9%
Other equity securities	33,604	963	1,566	33,001	26.1

Total equity securities	$130,995	$4,562	$8,965	$126,592	100.0%

December 31, 2010:	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	% of Total	Other-than- temporary impairments in AOCI
Available-for-sale:
Corporate securities	$6,826,937	$436,384	$107,816	$7,155,505	50.0%	$—
Canadian and Canadian provincial governments	2,354,418	672,951	3,886	3,023,483	21.1	—
Residential mortgage-backed securities	1,443,892	55,765	26,580	1,473,077	10.3	(1,650)
Asset-backed securities	440,752	12,001	61,544	391,209	2.7	(4,963)
Commercial mortgage-backed securities	1,353,279	81,839	97,265	1,337,853	9.4	(10,010)
U.S. government and agencies	199,129	7,795	708	206,216	1.4	—
State and political subdivisions	170,479	2,098	8,117	164,460	1.2	—
Other foreign government securities	556,136	4,304	7,646	552,794	3.9	—

Total fixed maturity securities	$13,345,022	$1,273,137	$313,562	$14,304,597	100.0%	$(16,623)

Non-redeemable preferred stock	$100,718	$4,130	$5,298	$99,550	71.0%
Other equity securities	34,832	6,100	271	40,661	29.0

Total equity securities	$135,550	$10,230	$5,569	$140,211	100.0%

The tables above exclude fixed maturity securities posted by the Company as collateral to counterparties with an amortized cost of $19.1 million and $46.9 million, and an estimated fair value of $21.3 million and $48.2 million, as of September 30, 2011 and December 31, 2010 respectively, which are included in other invested assets in the condensed consolidated balance sheets.

As of September 30, 2011, the Company held securities with a fair value of $1,053.2 million that were issued by the Canadian province of Ontario and $957.8 million in one entity that were guaranteed by the Canadian province of Quebec, both of which exceeded 10% of condensed consolidated stockholders’ equity. As of December 31, 2010, the Company held securities with a fair value of $959.5 million that were issued by the Canadian province of Ontario and $871.6 million in one entity that were guaranteed by the Canadian province of Quebec, both of which exceeded 10% of condensed consolidated stockholders’ equity.

The amortized cost and estimated fair value of fixed maturity securities available-for-sale at September 30, 2011 are shown by contractual maturity in the table below. Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At September 30, 2011, the contractual maturities of investments in fixed maturity securities were as follows (dollars in thousands):

	Amortized Cost	Fair Value
Available-for-sale:
Due in one year or less	$179,995	$184,762
Due after one year through five years	2,388,699	2,464,651
Due after five year through ten years	3,649,747	3,946,992
Due after ten years	4,726,825	5,952,902
Asset and mortgage-backed securities	2,981,633	3,007,725

Total	$13,926,899	$15,557,032

The table below includes industry types and weighted average credit ratings of the Company’s corporate fixed maturity holdings as of September 30, 2011 and December 31, 2010 (dollars in thousands):

September 30, 2011:		Estimated		Average Credit
	Amortized Cost	Fair Value	% of Total	Ratings
Finance	$2,730,488	$2,766,683	35.6%	A
Industrial	3,410,481	3,745,251	48.1	BBB+
Utility	1,128,226	1,260,178	16.2	BBB+
Other	8,060	8,815	0.1	AA

Total	$7,277,255	$7,780,927	100.0%	A–

December 31, 2010:		Estimated		Average Credit
	Amortized Cost	Fair Value	% of Total	Ratings
Finance	$2,782,936	$2,833,022	39.6%	A
Industrial	3,121,326	3,341,104	46.7	BBB+
Utility	908,737	967,017	13.5	BBB+
Other	13,938	14,362	0.2	AA+

Total	$6,826,937	$7,155,505	100.0%	A–

The following table presents the total gross unrealized losses for fixed maturity and equity securities as of September 30, 2011 and December 31, 2010, respectively, where the estimated fair value had declined and remained below amortized cost by the indicated amount (dollars in thousands):

	September 30, 2011			December 31, 2010
	Number of Securities	Gross Unrealized Losses	% of Total	Number of Securities	Gross Unrealized Losses	% of Total
Less than 20%	908	$144,445	47.7%	908	$146,404	45.9%
20% or more for less than six months	49	53,176	17.6	14	18,114	5.7
20% or more for six months or greater	54	105,219	34.7	106	154,613	48.4

Total	1,011	$302,840	100.0%	1,028	$319,131	100.0%

As of September 30, 2011 and December 31, 2010, respectively, 67.6% and 66.1% of these gross unrealized losses were associated with investment grade securities. The unrealized losses on these securities decreased as credit spreads have widened and interest rates have declined since December 31, 2010.

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

The following tables present the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for fixed maturity securities and equity securities that have estimated fair values below amortized cost as of September 30, 2011 and December 31, 2010, respectively (dollars in thousands). These investments are presented by class and grade of security, as well as the length of time the related market value has remained below amortized cost.

	Less than 12 months		12 months or greater		Total
September 30, 2011:	Estimated	Gross Unrealized	Estimated	Gross Unrealized	Estimated	Gross Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
Corporate securities	$928,293	$43,765	$304,544	$70,847	$1,232,837	$114,612
Canadian and Canadian provincial governments	1,982	17	—	—	1,982	17
Residential mortgage-backed securities	117,719	3,135	57,179	10,396	174,898	13,531
Asset-backed securities	63,953	1,558	80,006	30,065	143,959	31,623
Commercial mortgage-backed securities	156,938	10,681	68,236	23,134	225,174	33,815
U.S. government and agencies	1,164	62	—	3	1,164	65
State and political subdivisions	13,811	967	12,476	1,067	26,287	2,034
Other foreign government securities	85,992	657	30,493	836	116,485	1,493

Total investment grade securities	1,369,852	60,842	552,934	136,348	1,922,786	197,190

Non-investment grade securities:
Corporate securities	271,597	15,453	72,395	8,997	343,992	24,450
Residential mortgage-backed securities	13,809	1,149	10,824	1,265	24,633	2,414
Asset-backed securities	2,542	719	21,943	19,807	24,485	20,526
Commercial mortgage-backed securities	32,657	6,571	69,674	42,461	102,331	49,032
State and political subdivisions	3,965	263	—	—	3,965	263

Total non-investment grade securities	324,570	24,155	174,836	72,530	499,406	96,685

Total fixed maturity securities	$1,694,422	$84,997	$727,770	$208,878	$2,422,192	$293,875

Non-redeemable preferred stock	$20,705	$2,565	$18,453	$4,834	$39,158	$7,399
Other equity securities	2,184	806	6,081	760	8,265	1,566

Total equity securities	$22,889	$3,371	$24,534	$5,594	$47,423	$8,965

Total number of securities in an unrealized loss position	606		405		1,011

	Less than 12 months		12 months or greater		Total
December 31, 2010:	Estimated	Gross Unrealized	Estimated	Gross Unrealized	Estimated	Gross Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
Corporate securities	$1,170,016	$34,097	$368,128	$61,945	$1,538,144	$96,042
Canadian and Canadian provincial governments	118,585	3,886	—	—	118,585	3,886
Residential mortgage-backed securities	195,406	4,986	105,601	13,607	301,007	18,593
Asset-backed securities	23,065	570	131,172	38,451	154,237	39,021
Commercial mortgage-backed securities	132,526	4,143	109,158	29,059	241,684	33,202
U.S. government and agencies	11,839	708	—	—	11,839	708
State and political subdivisions	68,229	2,890	31,426	5,227	99,655	8,117
Other foreign government securities	322,363	3,142	43,796	4,504	366,159	7,646

Total investment grade securities	2,042,029	54,422	789,281	152,793	2,831,310	207,215

Non-investment grade securities:
Corporate securities	58,420	1,832	91,205	9,942	149,625	11,774
Residential mortgage-backed securities	1,162	605	38,206	7,382	39,368	7,987
Asset-backed securities	—	—	23,356	22,523	23,356	22,523
Commercial mortgage-backed securities	—	—	89,170	64,063	89,170	64,063

Total non-investment grade securities	59,582	2,437	241,937	103,910	301,519	106,347

Total fixed maturity securities	$2,101,611	$56,859	$1,031,218	$256,703	$3,132,829	$313,562

Non-redeemable preferred stock	$15,987	$834	$28,549	$4,464	$44,536	$5,298
Other equity securities	6,877	271	318	—	7,195	271

Total equity securities	$22,864	$1,105	$28,867	$4,464	$51,731	$5,569

Total number of securities in an unrealized loss position	520		508		1,028

As of September 30, 2011, the Company does not intend to sell these fixed maturity securities and does not believe it is more likely than not that it will be required to sell these fixed maturity securities before the recovery of the fair value up to the current amortized cost of the investment, which may be maturity. However, unforeseen facts and circumstances may cause the Company to sell fixed maturity securities in the ordinary course of managing its portfolio to meet certain diversification, credit quality, asset-liability management and liquidity guidelines.

As of September 30, 2011, the Company has the ability and intent to hold the equity securities until the recovery of the fair value up to the current cost of the investment. However, unforeseen facts and circumstances may cause the Company to sell equity securities in the ordinary course of managing its portfolio to meet certain diversification, credit quality and liquidity guidelines.

Mortgage Loans

Mortgage loans represented approximately 3.7% and 3.8% of the Company’s cash and invested assets as of September 30, 2011 and December 31, 2010, respectively. The Company makes mortgage loans on income producing properties, such as apartments, retail and office buildings, light warehouses and light industrial facilities. Loan-to-value ratios at the time of loan approval are 75% or less. The Company acquired $95.3 million of mortgage loans during the nine months ended September 30, 2011.

The Company has an internal credit risk grading process for the commercial mortgage loans it holds. The internal risk rating model is used to estimate the probability of default and the likelihood of loss upon default. The rating scale ranges from “high investment grade” to “in or near default” with high investment grade being the highest quality and least likely to default and lose principal. Likewise, a rating of in or near default indicates the lowest quality and the most likely to default or lose principal. All loans are assigned a rating at origination and ratings are updated at least annually. Lower rated loans appear on the Company’s watch list and are re-evaluated more frequently. The debt service coverage ratio and the loan to value ratio are the most heavily weighted factors in determining the loan rating. Other factors involved in determining the final rating are loan amortization, tenant rollover, location and market stability, and borrower’s financial condition and experience. Information regarding the Company’s credit quality indicators for its recorded investment in mortgage loans gross of valuation allowances as of September 30, 2011 and December 31, 2010 are as follows (dollars in thousands):

Internal credit risk grade:	September 30, 2011	December 31, 2010
High investment grade	$231,537	$205,127
Investment grade	531,689	585,818
Average	96,193	38,152
Watch list	61,042	44,208
In or near default	24,295	18,745

Total	$944,756	$892,050

The age analysis of the Company’s past due recorded investment in mortgage loans gross of valuation allowances as of September 30, 2011 and December 31, 2010 are as follows (dollars in thousands):

	September 30, 2011	December 31, 2010
31-60 days past due	$18,943	$—
61-90 days past due	—	—
Greater than 90 days	17,419	15,555

Total past due	36,362	15,555
Current	908,394	876,495

Total	$944,756	$892,050

The following table presents the recorded investment in mortgage loans, by method of evaluation of credit loss, and the related valuation allowances, by type of credit loss, at (dollars in thousands):

	September 30, 2011	December 31, 2010
Mortgage loans:
Evaluated individually for credit losses	$36,195	$35,646
Evaluated collectively for credit losses	908,561	856,404

Mortgage loans, gross of valuation allowances	944,756	892,050

Valuation allowances:
Specific for credit losses	6,623	6,239
Non-specifically identified credit losses	3,439	—

Total valuation allowances	10,062	6,239

Mortgage loans, net of valuation allowances	$934,694	$885,811

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

Information regarding the Company’s loan valuation allowances for mortgage loans as of September 30, 2011 and 2010 are as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Balance, beginning of period	$7,692	$8,179	$6,239	$5,784
Charge-offs	—	—	(1,157)	—
Provision	2,370	5,089	4,980	7,484

Balance, end of period	$10,062	$13,268	$10,062	$13,268

Information regarding the portion of the Company’s mortgage loans that were impaired as of September 30, 2011 and December 31, 2010 are as follows (dollars in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Carrying Value
September 30, 2011:
Impaired mortgage loans with no valuation allowance recorded	$2,572	$2,572	$—	$2,572
Impaired mortgage loans with valuation allowance recorded	33,623	33,623	6,623	27,000

Total impaired mortgage loans	$36,195	$36,195	$6,623	$29,572

December 31, 2010:
Impaired mortgage loans with no valuation allowance recorded	$16,901	$16,901	$—	$16,901
Impaired mortgage loans with valuation allowance recorded	18,745	18,745	6,239	12,506

Total impaired mortgage loans	$35,646	$35,646	$6,239	$29,407

The Company’s average investment in impaired mortgage loans and the related interest income are reflected in the table below for the periods indicated (dollars in thousands):

	Three Months Ended
	September 30, 2011		September 30, 2010
	Average Investment(1)	Interest Income	Average Investment(1)	Interest Income
Impaired mortgage loans with no valuation allowance recorded	$4,706	$32	$19,253	$159
Impaired mortgage loans with valuation allowance recorded	31,351	202	26,994	253

Total	$36,057	$234	$46,247	$412

	Nine Months Ended
	September 30, 2011		September 30, 2010
	Average Investment(1)	Interest Income	Average Investment(1)	Interest Income
Impaired mortgage loans with no valuation allowance recorded	$11,228	$102	$18,607	$418
Impaired mortgage loans with valuation allowance recorded	25,046	678	20,980	253

Total	$36,274	$780	$39,587	$671

(1)	Average recorded investment represents the average loan balances as of the beginning of period and all subsequent quarterly end of period balances.

The Company did not acquire any impaired mortgage loans during the nine months ended September 30, 2011. The Company had $17.4 million and $15.6 million of mortgage loans, gross of valuation allowances, that were on nonaccrual status at September 30, 2011 and December 31, 2010, respectively.

5. Derivative Instruments

The following table presents the notional amounts and fair value of derivative instruments as of September 30, 2011 and December 31, 2010 (dollars in thousands):

	September 30, 2011			December 31, 2010
	Notional	Carrying Value/Fair Value		Notional	Carrying Value/Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps(1)	$3,067,039	$172,848	$27,201	$2,302,853	$20,042	$17,132
Financial futures(1)	185,462	—	—	210,295	—	—
Foreign currency forwards(1)	24,400	3,983	—	39,700	5,924	—
Consumer Price index (“CPI”) swaps(1)	113,625	794	—	120,340	1,491	—
Credit default swaps(1)	675,500	1,406	17,397	392,500	2,429	131
Equity options(1)	439,312	99,633	—	33,041	5,043	—
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements(2)	—	—	275,734	—	—	274,220
Indexed annuity products(3)	—	81,544	735,634	—	75,431	668,951
Variable annuity products(3)	—	—	305,979	—	—	52,534

Total non-hedging derivatives	4,505,338	360,208	1,361,945	3,098,729	110,360	1,012,968

Derivatives designated as hedging instruments:
Interest rate swaps(1)	21,783	—	2,639	21,783	—	1,718
Foreign currency swaps(1)	621,578	5,292	9,552	615,323	—	45,749

Total hedging derivatives	643,361	5,292	12,191	637,106	—	47,467

Total derivatives	$5,148,699	$365,500	$1,374,136	$3,735,835	$110,360	$1,060,435

(1)	Carried on the Company’s condensed consolidated balance sheets in other invested assets or other liabilities, at fair value.
(2)	Embedded liability is included on the condensed consolidated balance sheets with the host contract in funds withheld at interest, at fair value.
(3)	Embedded liability is included on the condensed consolidated balance sheets with the host contract in interest-sensitive contract liabilities, at fair value. Embedded asset is included on the condensed consolidated balance sheets in reinsurance ceded receivables.

Accounting for Derivative Instruments and Hedging Activities

The Company does not enter into derivative instruments for speculative purposes. As discussed below under “Non-qualifying Derivatives and Derivatives for Purposes Other Than Hedging,” the Company uses various derivative instruments for risk management purposes that either do not qualify or have not been qualified for hedge accounting treatment, including derivatives used to economically hedge changes in the fair value of liabilities associated with the reinsurance of variable annuities with guaranteed living benefits. As of September 30, 2011 and December 31, 2010, the Company held interest rate swaps that were designated and qualified as fair value hedges of interest rate risk. As of September 30, 2011 and December 31, 2010, the Company held foreign currency swaps that were designated and qualified as fair value hedges of a portion of its net investment in its foreign operations. As of September 30, 2011 and December 31, 2010, the Company also had derivative instruments that were not designated as hedging instruments. See Note 2 – “Summary of Significant Accounting Policies” of the Company’s 2010 annual report on Form 10-K for a detailed discussion of the accounting treatment for derivative instruments, including embedded derivatives. Derivative instruments are carried at fair value and generally require an insignificant amount of cash at inception of the contracts.

Fair Value Hedges

The Company designates and accounts for certain interest rate swaps that convert fixed rate investments to floating rate investments as fair value hedges when they meet the requirements of the general accounting principles for Derivatives and Hedging. The gain or loss on the hedged item attributable to the hedged benchmark interest rate and the offsetting gain or loss on the related interest rate swaps, both recognized in investment related gains/losses, for the three and nine months ended September 30, 2011 and 2010 were (dollars in thousands):

Type of Fair Value Hedge	Hedged Item	Gains (Losses) Recognized for Derivatives	Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Investment Related Gains (Losses)
For the three months ended September 30, 2011:
Interest rate swaps	Fixed rate fixed maturities	$(655)	$913	$258

For the three months ended September 30, 2010:
Interest rate swaps	Fixed rate fixed maturities	$(683)	$922	$239

For the nine months ended September 30, 2011:
Interest rate swaps	Fixed rate fixed maturities	$(921)	$1,509	$588

For the nine months ended September 30, 2010:
Interest rate swaps	Fixed rate fixed maturities	$(1,883)	$2,422	$539

A regression analysis is used, both at the inception of the hedge and on an ongoing basis, to determine whether each derivative used in a hedge transaction is highly effective in offsetting changes in the hedged item. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

Hedges of Net Investments in Foreign Operations

The Company uses foreign currency swaps to hedge a portion of its net investment in certain foreign operations against adverse movements in exchange rates. Ineffectiveness on the foreign currency swap is based upon the change in forward rates. The following table illustrates the Company’s net investments in foreign operations (“NIFO”) hedges for the three and nine months ended September 30, 2011 and 2010 (dollars in thousands):

	Derivative Gains (Losses) Deferred in AOCI
	For the three months ended		For the nine months ended
Type of NIFO Hedge (1) (2)	2011	2010	2011	2010
Foreign currency swaps	$50,974	$(21,957)	$25,954	$(13,191)

(1)	There were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from accumulated other comprehensive income (loss) into investment income during the periods presented.
(2)	There was no ineffectiveness recognized for the Company’s hedges of net investments in foreign operations.

The cumulative foreign currency translation gain (loss) recorded in AOCI related to the Company’s NIFO hedges was $25.2 million and $(0.8) million at September 30, 2011 and December 31, 2010, respectively.

Non-qualifying Derivatives and Derivatives for Purposes Other Than Hedging

The Company uses various other derivative instruments for risk management purposes that either do not qualify or have not been qualified for hedge accounting treatment, including derivatives used to economically hedge changes in the fair value of liabilities associated with the reinsurance of variable annuities with guaranteed living benefits. The gain or loss related to the change in fair value for these derivative instruments is recognized in investment related gains (losses), in the consolidated statements of income, except where otherwise noted. For the three months ended September 30, 2011 and 2010, the Company recognized investment related gains of $200.8 million and $11.6 million, respectively, and $203.4 million and $129.6 million for the nine months ended September 30, 2011 and 2010, respectively, related to derivatives (not including embedded derivatives) that do not qualify or have not been qualified for hedge accounting.

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

Credit Default Swaps

The Company invests in credit default swaps to diversify its credit risk exposure in certain portfolios. These credit default swaps are over-the-counter instruments in which the Company receives payments at specified intervals to insure credit risk on a portfolio of U.S. investment-grade securities. Generally, if a credit event, as defined by the contract, occurs, the contract will require the swap to be settled gross by the delivery of par quantities or value of the referenced investment securities equal to the specified swap notional amount in exchange for the payment of cash amounts by the Company equal to the par value of the investment security surrendered. The Company’s maximum amount at risk, assuming the value of the underlying referenced securities is zero, was $640.0 million and $375.0 million at September 30, 2011 and December 31, 2010, respectively.

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

Embedded Derivatives

The Company has certain embedded derivatives which are required to be separated from their host contracts and reported as derivatives. Host contracts include reinsurance treaties structured on a modified coinsurance or funds withheld basis. Additionally, the Company reinsures equity-indexed annuity and variable annuity contracts with benefits that are considered embedded derivatives, including guaranteed minimum withdrawal benefits, guaranteed minimum accumulation benefits, and guaranteed minimum income benefits. The related gains (losses) for the three and nine months ended September 30, 2011 and 2010 are reflected in the following table (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Embedded derivatives in modified coinsurance or funds withheld arrangements and variable annuity contracts included in investment related gains (losses)	$(362,813)	$(54,885)	$(254,960)	$(33,501)
After the associated amortization of DAC and taxes, the related amounts included in net income	(47,666)	(17,604)	(23,308)	(4,197)
Amounts related to embedded derivatives in equity-indexed annuities included in benefits and expenses	14,360	(24,105)	(58,987)	(27,326)
After the associated amortization of DAC and taxes, the related amounts included in net income	23,002	864	(26,840)	(4,320)

Non-hedging Derivatives

A summary of the effect of non-hedging derivatives, including embedded derivatives, on the Company’s income statement for the three and nine months ended September 30, 2011 and 2010 is as follows (dollars in thousands):

		Gain (Loss) for the Three Months Ended September 30,
Type of Non-hedging Derivative	Income Statement Location of Gain (Loss)	2011	2010
Interest rate swaps	Investment related gains (losses), net	$142,907	$49,825
Financial futures	Investment related gains (losses), net	36,217	(42,270)
Foreign currency forwards	Investment related gains (losses), net	1,374	1,543
CPI swaps	Investment related gains (losses), net	(219)	(508)
Credit default swaps	Investment related gains (losses), net	(10,018)	3,730
Equity options	Investment related gains (losses), net	30,530	(731)
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	Investment related gains (losses), net	(102,574)	(38,653)
Indexed annuity products	Policy acquisition costs and other insurance expenses	(3,172)	1,806
Indexed annuity products	Interest credited	17,531	(25,911)
Variable annuity products	Investment related gains (losses), net	(260,239)	(16,232)

Total non-hedging derivatives		$(147,663)	$(67,401)

		Gain (Loss) for the Nine Months Ended September 30,
Type of Non-hedging Derivative	Income Statement Location of Gain (Loss)	2011	2010
Interest rate swaps	Investment related gains (losses), net	$157,520	$148,280
Financial futures	Investment related gains (losses), net	21,920	(21,192)
Foreign currency forwards	Investment related gains (losses), net	1,114	2,161
CPI swaps	Investment related gains (losses), net	1,096	524
Credit default swaps	Investment related gains (losses), net	(8,138)	446
Equity options	Investment related gains (losses), net	29,880	(604)
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	Investment related gains (losses), net	(1,514)	116,494
Indexed annuity products	Policy acquisition costs and other insurance expenses	8,947	2,968
Indexed annuity products	Interest credited	(67,935)	(30,293)
Variable annuity products	Investment related gains (losses), net	(253,445)	(149,995)

Total non-hedging derivatives		$(110,555)	$68,789

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

The Company’s credit exposure related to derivative contracts is generally limited to the fair value at the reporting date plus or minus any collateral posted or held by the Company. Information regarding the Company’s credit exposure related to its over-the-counter derivative contracts and margin account for exchange-traded futures at September 30, 2011 and December 31, 2010 are reflected in the following table (dollars in thousands):

	September 30, 2011	December 31, 2010
Estimated fair value of derivatives in net asset (liability) position	$227,167	$(29,801)
Securities pledged to counterparties as collateral(1)	16,833	48,223
Cash pledged from counterparties as collateral(2)	(173,550)	(10,300)
Securities pledged from counterparties as collateral(3)	(54,608)	(1,781)

Net credit exposure	$15,842	$6,341

Margin account related to exchange-traded futures(2)	$17,840	$16,285

(1)	Consists of U.S. Treasury securities, included in other invested assets.
(2)	Included in cash and cash equivalents.
(3)	Consists of U.S. Treasury securities.

6. Fair Value of Financial Instruments

Fair values of financial instruments have been determined by using available market information and the valuation techniques described below. Considerable judgment is often required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein may not necessarily be indicative of amounts that could be realized in a current market exchange. The use of different assumptions or valuation techniques may have a material effect on the estimated fair value amounts. The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2011 and December 31, 2010 (dollars in thousands):

	September 30, 2011		December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Fixed maturity securities	$15,557,032	$15,557,032	$14,304,597	$14,304,597
Mortgage loans on real estate	934,694	1,020,796	885,811	933,513
Policy loans	1,228,890	1,228,890	1,228,418	1,228,418
Funds withheld at interest	5,445,886	5,988,389	5,421,952	5,838,064
Short-term investments	81,747	81,747	118,387	118,387
Other invested assets	976,369	968,539	683,307	681,242
Cash and cash equivalents	802,651	802,651	463,661	463,661
Accrued investment income	190,298	190,298	127,874	127,874
Reinsurance ceded receivables	87,340	43,309	95,557	91,893
Liabilities:
Interest-sensitive contract liabilities	$6,169,761	$5,961,690	$5,856,945	$5,866,088
Long-term and short-term debt	1,614,543	1,665,456	1,216,410	1,226,517
Collateral finance facility	681,004	408,300	850,039	514,250
Company-obligated mandatorily redeemable preferred securities	—	—	159,421	221,341

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

The carrying and fair values of interest-sensitive contract liabilities reflected in the table above exclude contracts with significant mortality risk. The fair value of the Company’s interest-sensitive contract liabilities and related reinsurance ceded receivables is based on the cash surrender value of the liabilities, adjusted for recapture fees. The fair value of the Company’s long-term debt is estimated based on either quoted market prices or quoted market prices for the debt of corporations with similar credit quality. The fair values of the Company’s collateral finance facility and company-obligated mandatorily redeemable preferred securities are estimated using discounted cash flows. See Note 14 – “Financing Activities and Stock Transactions,” for information regarding the Company’s company-obligated mandatorily redeemable preferred securities.

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

The three approaches described above are consistent with generally accepted valuation techniques. While all three approaches are not applicable to all assets or liabilities reported at fair value, where appropriate and possible, one or more valuation techniques may be used. The selection of the valuation technique(s) to apply considers the definition of an exit price and the nature of the asset or liability being valued and significant expertise and judgment is required. The Company performs regular analysis and review of the various techniques utilized in determining fair value to ensure that the valuation approaches utilized are appropriate and consistently applied, and that the various assumptions are reasonable. As indicated above, the Company also utilizes information from third parties, such as pricing services and brokers, to assist in determining fair values for certain assets and liabilities; however, management is ultimately responsible for all fair values presented in the Company’s financial statements. The Company performs analysis and review of the information and prices received from third parties to ensure that the prices represent a reasonable estimate of the fair value. This process involves quantitative and qualitative analysis and is overseen by the Company’s investment and accounting personnel. Examples of procedures performed include, but are not limited to, initial and ongoing review of third party pricing services and techniques, review of pricing trends and monitoring of recent trade information. In addition, the Company utilizes both internal and external cash flow models to analyze the reasonableness of fair values utilizing credit spread and other market assumptions, where appropriate. As a result of the analysis, if the Company determines there is a more appropriate fair value based upon the available market data, the price received from the third party is adjusted accordingly.

For invested assets reported at fair value, the Company utilizes when available, fair values based on quoted prices in active markets that are regularly and readily obtainable. Generally, these are very liquid investments and the valuation does not require management judgment. When quoted prices in active markets are not available, fair value is based on the market valuation techniques described above, primarily a combination of the market approach, including matrix pricing and the income approach. For corporate and government securities, the assumptions and inputs used by management in applying these techniques include, but are not limited to: using standard market observable inputs which are derived from, or corroborated by, market observable data including market yield curve, duration, call provisions, observable prices and spreads for similar publicly traded or privately traded issues that incorporate the credit quality and industry sector of the issuer. For structured securities that include residential mortgage-backed securities, commercial mortgage-backed securities and asset-backed securities, valuation is based primarily on matrix pricing or other similar techniques using standard market inputs including spreads for actively traded securities, spreads off benchmark yields, expected prepayment speeds and volumes, current and forecasted loss severity, rating, weighted average coupon, weighted average maturity, average delinquency rates, geographic region, debt-service coverage ratios and issuance-specific information including, but not limited to: collateral type, payment terms of the underlying assets, payment priority within the tranche, structure of the security, deal performance and vintage of loans.

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

For the quarters ended September 30, 2011 and 2010, the application of market standard valuation techniques applied to similar assets and liabilities has been consistent.

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

When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest priority level input that is significant to the fair value measurement in its entirety. For example, a Level 3 fair value measurement may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Therefore, gains and losses for such assets and liabilities categorized within Level 3 may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3). Assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 are summarized below (dollars in thousands):

September 30, 2011:	Total	Fair Value Measurements Using:
		Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
Corporate securities	$7,780,927	$11,335	$6,811,773	$957,819
Canadian and Canadian provincial governments	3,393,514	—	3,393,514	—
Residential mortgage-backed securities	1,307,774	—	1,240,864	66,910
Asset-backed securities	372,957	—	210,414	162,543
Commercial mortgage-backed securities	1,326,994	—	1,214,015	112,979
U.S. government and agencies securities	258,083	237,844	20,239	—
State and political subdivision securities	203,334	12,760	181,184	9,390
Other foreign government securities	913,449	221,851	691,598	—

Total fixed maturity securities – available-for-sale	15,557,032	483,790	13,763,601	1,309,641
Funds withheld at interest – embedded derivatives	(275,734)	—	—	(275,734)
Cash equivalents	548,744	548,744	—	—
Short-term investments	32,920	27,276	5,644	—
Other invested assets:
Non-redeemable preferred stock	93,591	74,844	18,747	—
Other equity securities	33,001	3,518	18,920	10,563
Derivatives:
Interest rate swaps	145,647	—	145,647	—
Foreign currency forwards	3,983	—	3,983	—
CPI swaps	794	—	794	—
Credit default swaps	(5,725)	—	(5,725)	—
Equity options	99,633	—	99,633	—
Foreign currency swaps	3,988	—	3,988	—
Collateral	21,288	16,833	4,455	—

Total other invested assets	396,200	95,195	290,442	10,563
Reinsurance ceded receivable – embedded derivatives	81,544	—	—	81,544

Total	$16,340,706	$1,155,005	$14,059,687	$1,126,014

Liabilities:
Interest sensitive contract liabilities – embedded derivatives	$1,041,613	$—	$—	$1,041,613
Other liabilities:
Derivatives:
Interest rate swaps	2,639	—	2,639	—
Credit default swaps	10,266	—	10,266	—
Foreign currency swaps	8,248	—	8,248	—

Total other liabilities	21,153	—	21,153	—

Total	$1,062,766	$—	$21,153	$1,041,613

December 31, 2010:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
Corporate securities	$7,155,505	$16,182	$6,266,987	$872,336
Canadian and Canadian provincial governments	3,023,483	—	3,023,483	—
Residential mortgage-backed securities	1,473,077	—	1,289,786	183,291
Asset-backed securities	391,209	—	162,651	228,558
Commercial mortgage-backed securities	1,337,853	—	1,190,297	147,556
U.S. government and agencies securities	206,216	166,861	39,355	—
State and political subdivision securities	164,460	6,865	150,612	6,983
Other foreign government securities	552,794	4,037	542,178	6,579

Total fixed maturity securities – available-for-sale	14,304,597	193,945	12,665,349	1,445,303
Funds withheld at interest – embedded derivatives	(274,220)	—	—	(274,220)
Cash equivalents(1)	253,746	253,746	—	—
Short-term investments	7,310	5,257	2,053	—
Other invested assets:
Non-redeemable preferred stock	99,550	72,393	26,737	420
Other equity securities	40,661	5,126	19,119	16,416
Derivatives:
Interest rate swaps	20,042	—	20,042	—
Foreign currency forwards	5,924	—	5,924	—
CPI swaps	1,491	—	1,491	—
Credit default swaps	2,429	—	2,429	—
Equity options	5,043	—	5,043	—
Collateral	48,223	48,223	—	—

Total other invested assets	223,363	125,742	80,785	16,836
Reinsurance ceded receivable – embedded derivatives	75,431	—	—	75,431

Total	$14,590,227	$578,690	$12,748,187	$1,263,350

Liabilities:
Interest sensitive contract liabilities – embedded derivatives	$721,485	$—	$—	$721,485
Other liabilities:
Derivatives:(2)
Interest rate swaps	18,850	—	18,850	—
Credit default swaps	131	—	131	—
Foreign currency swaps	45,749	—	45,749	—

Total other liabilities	64,730	—	64,730	—

Total	$786,215	$—	$64,730	$721,485

(1) Information as of December 31, 2010 was recast to reflect the disclosure of fair value information for certain cash equivalents during 2011.

(2) Balances have been adjusted due to typographical errors in the 2010 Annual Report.

Fixed Maturity Securities – The fair values of the Company’s public fixed maturity securities, which include corporate and structured securities, are generally based on prices obtained from independent pricing services. Prices from pricing services are sourced from multiple vendors, and a vendor hierarchy is maintained by asset type based on historical pricing experience and vendor expertise. The Company generally receives prices from multiple pricing services for each security, but ultimately uses the price from the pricing service highest in the vendor hierarchy based on the respective asset type. To validate reasonability, prices are periodically reviewed by internal asset managers through comparison with directly observed recent market trades and internal estimates of current fair value, developed using market observable inputs and economic indicators. Consistent with the fair value hierarchy described above, securities with validated quotes from pricing services are generally reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs. If the pricing information received from third party pricing services is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process with the pricing service.

If the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of market activity, non-binding broker quotes are used, if available. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may override the information from the pricing service or broker with an internally developed valuation; however, this occurs infrequently. Internally developed valuations or non-binding broker quotes are also used to determine fair value in circumstances where vendor pricing is not available. These estimates may use significant unobservable inputs, which reflect the Company’s assumptions about the inputs market participants would use in pricing the asset. Circumstances where observable market data are not available may include events such as market illiquidity and credit events related to the security. Pricing service overrides, internally developed valuations and non-

binding broker quotes are generally based on significant unobservable inputs and are often reflected as Level 3 in the valuation hierarchy.

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

Embedded Derivatives – For embedded derivative liabilities associated with the underlying products in reinsurance treaties, primarily equity-indexed and variable annuity treaties, the Company utilizes a market standard technique, which includes an estimate of future equity option purchases and an adjustment for the Company’s own credit risk that takes into consideration the Company’s financial strength rating, also commonly referred to as a claims paying rating. The capital market inputs to the model, such as equity indexes, equity volatility, interest rates and the Company’s credit adjustment, are generally observable. However, the valuation models also use inputs requiring certain actuarial assumptions such as future interest margins, policyholder behavior, including future equity participation rates, and explicit risk margins related to non-capital market inputs, that are generally not observable and may require use of significant management judgment. Changes in interest rates, equity indices, equity volatility, the Company’s own credit risk, and actuarial assumptions regarding policyholder behavior may result in significant fluctuations in the value of embedded derivatives liabilities associated with equity-indexed annuity reinsurance treaties.

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

Cash Equivalents and Short-Term Investments – Cash equivalents and short-term investments include money market instruments, commercial paper and other highly liquid debt instruments. Money market instruments are generally valued using unadjusted quoted prices in active markets that are accessible for identical assets and are primarily classified as Level 1. The fair value of certain other short-term investments, such as floating rate notes and bonds with original maturities less then twelve months, are based upon other market observable data and are typically classified as Level 2. Various time deposits carried as cash equivalents or short-term investments are not measured at estimated fair value and therefore are excluded from the tables presented.

Equity Securities – Equity securities consist principally of preferred stock of publicly and privately traded companies. The fair values of most publicly traded equity securities are based on quoted market prices in active markets for identical assets and are classified within Level 1 in the fair value hierarchy. Estimated fair values for most privately traded equity securities are determined using valuation models that require a substantial level of judgment. In determining the fair value of certain privately traded equity securities the models may also use unobservable inputs, which reflect the Company’s assumptions about the inputs market participants would use in pricing. Most privately traded equity securities are classified within Level 3. The fair values of preferred equity securities are based on prices obtained from independent pricing services and these securities are generally classified within Level 2 in the fair value hierarchy. The fair value of other equity securities, included in Level 2, represent the Company’s common stock investment in the Federal Home Loan Bank of Des Moines.

Derivative Assets and Derivative Liabilities – Level 1 measurement includes assets and liabilities comprised of exchange-traded derivatives. Valuation is based on unadjusted quoted prices in active markets that are readily and regularly available. Level 2 measurement includes all types of derivative instruments utilized by the Company with the exception of exchange-traded derivatives. These derivatives are principally valued using an income approach. Valuations of interest rate contracts, non-option-based, are based on present value techniques, which utilize significant inputs that may include the swap yield curve, LIBOR basis curves, and repurchase rates. Valuations of foreign currency contracts, non-option-based, are based on present value techniques, which utilize significant inputs that may include the swap yield curve, LIBOR basis curves, currency spot rates, and cross currency basis curves. Valuations of credit contracts, non-option-based, are based on present value techniques, which utilize significant inputs that may include the swap yield curve, credit curves, and recovery rates. Valuations of equity market contracts, non-option-based, are based on present value techniques, which utilize significant inputs that may include the swap yield curve, spot equity index levels, and dividend yield curves. Valuations of equity market contracts, option-based, are based on option pricing models, which utilize significant inputs that may include the swap yield curve, spot equity index levels, dividend yield curves, and equity volatility. The Company does not currently have derivatives included in Level 3 measurement.

As of September 30, 2011 and December 31, 2010, respectively, the Company classified approximately 8.4% and 10.1% of its fixed maturity securities in the Level 3 category. These securities primarily consist of private placement corporate securities with inactive trading markets. Additionally, the Company has included asset-backed securities with sub-prime exposure and mortgage-backed securities with below investment grade ratings in the Level 3 category due to market uncertainty associated with these securities and the Company’s utilization of information.

The tables below provide a summary of the changes in fair value of Level 3 assets and liabilities for the three and nine months ended September 30, 2011, as well as the portion of gains or losses included in income for the three and nine months ended September 30, 2011 attributable to unrealized gains or losses related to those assets and liabilities still held at September 30, 2011 (dollars in thousands):

For the three months ended September 30, 2011:	Fixed maturity securities - available-for-sale
	Corporate securities	Residential mortgage- backed securities	Asset-backed securities	Commercial mortgage- backed securities
Fair value, beginning of period	$977,560	$103,430	$188,773	$150,765
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	38	181	271	505
Investment related gains (losses), net	591	(1,059)	(6,760)	(6,548)
Claims & other policy benefits	—	—	—	—
Interest credited	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—
Included in other comprehensive income	7,725	44	(1,827)	(14,717)
Purchases(1)	59,905	454	7,449	—
Sales(1)	(14,415)	—	(5,547)	—
Settlements(1)	(23,677)	(1,447)	(3,172)	—
Transfers into Level 3(2)	15,947	2,248	10,773	—
Transfers out of Level 3(2)	(65,855)	(36,941)	(27,417)	(17,026)

Fair value, end of period	$957,819	$66,910	$162,543	$112,979

Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$32	$181	$246	$504
Investment related gains (losses), net	(708)	(131)	(1,052)	(6,548)
Claims & other policy benefits	—	—	—	—
Interest credited	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—

For the three months ended September 30, 2011 (continued):	Fixed maturity securities - available-for-sale
	State and political subdivision securities	Other foreign government securities	Funds withheld at interest- embedded derivative
Fair value, beginning of period	$22,932	$4,074	$(173,160)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(5)	—	—
Investment related gains (losses), net	(4)	—	(102,574)
Claims & other policy benefits	—	—	—
Interest credited	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—
Included in other comprehensive income	225	—	—
Purchases(1)	—	—	—
Sales(1)	—	—	—
Settlements(1)	(22)	—	—
Transfers into Level 3(2)	—	—	—
Transfers out of Level 3(2)	(13,736)	(4,074)	—

Fair value, end of period	$9,390	$—	$(275,734)

For the three months ended September 30, 2011 (continued):	Fixed maturity securities - available-for-sale
	State and political subdivision securities	Other foreign government securities	Funds withheld at interest- embedded derivative
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(5)	$—	$—
Investment related gains (losses), net	—	—	(102,575)
Claims & other policy benefits	—	—	—
Interest credited	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—

For the three months ended September 30, 2011 (continued):	Other invested assets- other equity securities	Reinsurance ceded receivable- embedded derivative	Interest sensitive contract liabilities embedded derivative
Fair value, beginning of period	$11,001	$86,029	$(804,171)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	—	—	—
Investment related gains (losses), net	—	—	(260,239)
Claims & other policy benefits	—	—	(1,600)
Interest credited	—	—	19,598
Policy acquisition costs and other insurance expenses	—	(3,443)	—
Included in other comprehensive income	195	—	—
Purchases(1)	—	2,081	(16,063)
Sales(1)	(633)	—	—
Settlements(1)	—	(3,123)	20,862
Transfers into Level 3(2)	—	—	—
Transfers out of Level 3(2)	—	—	—

Fair value, end of period	$10,563	$81,544	$(1,041,613)

Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$—	$—	$—
Investment related gains (losses), net	—	—	(262,552)
Claims & other policy benefits	—	—	(1,135)
Interest credited	—	—	(1,265)
Policy acquisition costs and other insurance expenses	—	(592)	—

(1)

The amount reported within purchases, sales and settlements is the purchase price (for purchases) and the sales/settlement proceeds (for sales and settlements) based upon the actual date purchased or sold/settled. Items purchased and sold/settled in the same period are excluded from the rollforward. The Company had no issuances during the period.

(2)	The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the beginning of the quarter in which the actual event or change in circumstances that caused the transfer occurs. Transfers into Level 3 are due to a lack of observable market data for these securities or, in accordance with company policy, when the ratings of certain asset classes fall below investment grade. Transfers out of Level 3 are due to an increase in observable market data or when the underlying inputs are evaluated and determined to be market observable. Transfers between Level 1 and Level 2 were not significant.

For the nine months ended September 30, 2011:	Fixed maturity securities - available-for-sale
	Corporate securities	Residential mortgage- backed securities	Asset-backed securities	Commercial mortgage- backed securities
Fair value, beginning of period	$872,336	$183,291	$228,558	$147,556
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	200	674	1,175	1,673
Investment related gains (losses), net	1,332	(1,460)	(9,588)	(9,280)
Claims & other policy benefits	—	—	—	—
Interest credited	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—
Included in other comprehensive income	17,178	4,528	5,586	12,599
Purchases(1)	257,713	6,236	37,328	7,684
Sales(1)	(35,648)	(20,701)	(27,844)	—
Settlements(1)	(99,407)	(13,812)	(20,013)	(3,410)
Transfers into Level 3(2)	76,627	7,250	32,274	66,854
Transfers out of Level 3(2)	(132,512)	(99,096)	(84,933)	(110,697)

Fair value, end of period	$957,819	$66,910	$162,543	$112,979

Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$162	$655	$1,084	$1,660
Investment related gains (losses), net	(1,223)	(175)	(4,603)	(9,292)
Claims & other policy benefits	—	—	—	—
Interest credited	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—

For the nine months ended September 30, 2011 (continued):	Fixed maturity securities - available-for-sale
	State and political subdivision securities	Other foreign government securities	Funds withheld at interest- embedded derivative
Fair value, beginning of period	$6,983	$6,579	$(274,220)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	365	1	—
Investment related gains (losses), net	(11)	—	(1,514)
Claims & other policy benefits	—	—	—
Interest credited	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—
Included in other comprehensive income	3,839	4	—
Purchases(1)	871	—	—
Sales(1)	—	—	—
Settlements(1)	(65)	—	—
Transfers into Level 3(2)	48,469	21	—
Transfers out of Level 3(2)	(51,061)	(6,605)	—

Fair value, end of period	$9,390	$—	$(275,734)

Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$365	$(36)	$—
Investment related gains (losses), net	—	—	(1,514)
Claims & other policy benefits	—	—	—
Interest credited	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—

For the nine months ended September 30, 2011 (continued):	Other invested assets- non- redeemable preferred stock	Other invested assets- other equity securities	Reinsurance ceded receivable- embedded derivative	Interest sensitive contract liabilities embedded derivative
Fair value, beginning of period	$420	$16,416	$75,431	$(721,485)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	—	—	—	—
Investment related gains (losses), net	—	3,504	—	(253,445)
Claims & other policy benefits	—	—	—	(1,283)
Interest credited	—	—	—	(66,519)
Policy acquisition costs and other insurance expenses	—	—	8,869	—
Included in other comprehensive income	—	(4,792)	—	—
Purchases(1)	—	—	6,345	(57,283)
Sales(1)	(420)	(4,565)	—	—
Settlements(1)	—	—	(9,101)	58,402
Transfers into Level 3(2)	—	—	—	—
Transfers out of Level 3(2)	—	—	—	—

Fair value, end of period	$—	$10,563	$81,544	$(1,041,613)

Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$—	$—	$—	$—
Investment related gains (losses), net	—	—	—	(255,758)
Claims & other policy benefits	—	—	—	(1,151)
Interest credited	—	—	—	(124,920)
Policy acquisition costs and other insurance expenses	—	—	17,892	—

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

The tables below provide a summary of the changes in fair value of Level 3 assets and liabilities for the three and nine months ended September 30, 2010, as well as the portion of gains or losses included in income for the three and nine months ended September 30, 2010 attributable to unrealized gains or losses related to those assets and liabilities still held at September 30, 2010 (dollars in thousands):

For the three months ended September 30, 2010:	Fixed maturity securities - available-for-sale
	Corporate securities	Residential mortgage- backed securities	Asset- backed securities	Commercial mortgage- backed securities
Fair value, beginning of period	$888,969	$212,781	$229,433	$150,706
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	132	603	610	966
Investment related gains (losses), net	350	(956)	(5,691)	(2,571)
Claims & other policy benefits	—	—	—	—
Interest credited	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—
Included in other comprehensive income	21,646	10,503	8,243	10,694
Purchases, sales and settlements(1)	17,842	(26,923)	(15,144)	22,271
Transfers into Level 3(2)	33,149	—	22,047	3,998
Transfers out of Level 3(2)	(47,761)	(32,676)	(9,604)	(30,682)

Fair value, end of period	$914,327	$163,332	$229,894	$155,382

Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$134	$503	$606	$966
Investment related gains (losses), net	(8)	—	(2,296)	(2,571)
Claims & other policy benefits	—	—	—	—
Interest credited	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—

For the three months ended September 30, 2010 (continued):	Fixed maturity securities - available-for-sale
	State and political subdivision securities	Other foreign government securities	Funds withheld at interest- embedded derivative	Short-term investments
Fair value, beginning of period	$12,517	$6,303	$(279,348)	$1,266
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	100	1	—	—
Investment related gains (losses), net	(4)	—	(38,652)	—
Claims & other policy benefits	—	—	—	—
Interest credited	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—
Included in other comprehensive income	837	322	—	1
Purchases, sales and settlements(1)	34,902	135	—	(1)
Transfers into Level 3(2)	—	—	—	—
Transfers out of Level 3(2)	—	—	—	(652)

Fair value, end of period	$48,352	$6,761	$(318,000)	$614

Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$100	$1	$—	$—
Investment related gains (losses), net	—	—	(38,652)	—
Claims & other policy benefits	—	—	—	—
Interest credited	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—

For the three months ended September 30, 2010 (continued):	Other invested assets- non- redeemable preferred stock	Other invested assets- other equity securities	Reinsurance ceded receivable - embedded derivative	Interest sensitive contract liabilities embedded derivative

Fair value, beginning of period	$1,626	$16,400	$70,154	$(759,604)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	—	—	—	—
Investment related gains (losses), net	—	—	—	(16,232)
Claims & other policy benefits	—	—	—	(1,681)
Interest credited	—	—	—	(25,765)
Policy acquisition costs and other insurance expenses	—	—	2,701	—
Included in other comprehensive income	300	(700)	—	—
Purchases, sales and settlements(1)	—	507	(232)	(16,620)
Transfers into Level 3(2)	—	—	—	—
Transfers out of Level 3(2)	—	—	—	—

Fair value, end of period	$1,926	$16,207	$72,623	$(819,902)

Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$—	$—	$—	$—
Investment related gains (losses), net	—	—	—	(16,232)
Claims & other policy benefits	—	—	—	(3,216)
Interest credited	—	—	—	(39,402)
Policy acquisition costs and other insurance expenses	—	—	5,624	—

(1)	The amount reported within purchases, sales and settlements is the purchase price (for purchases) and the sales/settlement proceeds (for sales and settlements) based upon the actual date purchased or sold/settled. Items purchased and sold/settled in the same period are excluded from the rollforward. The Company had no issuances during the period
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

For the nine months ended September 30, 2010:	Fixed maturity securities - available-for-sale
	Corporate securities	Residential mortgage- backed securities	Asset- backed securities	Commercial mortgage- backed securities
Fair value, beginning of period	$1,036,891	$144,457	$262,767	$329,560
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	528	1,509	2,144	2,743
Investment related gains (losses), net	199	(6,664)	(6,204)	(6,564)
Claims & other policy benefits	—	—	—	—
Interest credited	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—
Included in other comprehensive income	51,412	25,029	27,519	20,969
Purchases, sales and settlements(1)	55,058	(34,372)	(29,066)	26,499
Transfers into Level 3(2)	99,284	73,503	51,322	48,318
Transfers out of Level 3(2)	(329,045)	(40,130)	(78,588)	(266,143)

Fair value, end of period	$914,327	$163,332	$229,894	$155,382

Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$427	$1,339	$2,128	$2,725
Investment related gains (losses), net	(594)	(3,684)	(2,748)	(6,563)
Claims & other policy benefits	—	—	—	—
Interest credited	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—

For the nine months ended September 30, 2010 (continued):	Fixed maturity securities - available-for-sale
	State and political subdivision securities	Other foreign government securities	Funds withheld at interest- embedded derivative	Short-term investments
Fair value, beginning of period	$12,080	$17,303	$(434,494)	$443
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	123	3	—	—
Investment related gains (losses), net	(11)	(12)	116,494	—
Claims & other policy benefits	—	—	—	—
Interest credited	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—
Included in other comprehensive income	1,337	352	—	—
Purchases, sales and settlements(1)	34,862	1,393	—	995
Transfers into Level 3(2)	1,820	2,178	—	—
Transfers out of Level 3(2)	(1,859)	(14,456)	—	(824)

Fair value, end of period	$48,352	$6,761	$(318,000)	$614

Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$123	$3	$—	$—
Investment related gains (losses), net	—	—	116,494	—
Claims & other policy benefits	—	—	—	—
Interest credited	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—

For the nine months ended September 30, 2010 (continued):	Other invested assets- non- redeemable preferred stock	Other invested assets- other equity securities	Reinsurance ceded receivable- embedded derivative	Interest sensitive contract liabilities embedded derivative
Fair value, beginning of period	$6,775	$10,436	$68,873	$(608,654)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	—	—	—	—
Investment related gains (losses), net	550	—	—	(149,995)
Claims & other policy benefits	—	—	—	(1,795)
Interest credited	—	—	—	(30,714)
Policy acquisition costs and other insurance expenses	—	—	4,259	—
Included in other comprehensive income	160	4,639	—	—
Purchases, sales and settlements(1)	(5,146)	1,132	(509)	(28,744)
Transfers into Level 3(2)	—	—	—	—
Transfers out of Level 3(2)	(413)	—	—	—

Fair value, end of period	$1,926	$16,207	$72,623	$(819,902)

Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(1)	$—	$—	$—
Investment related gains (losses), net	(3)	—	—	(149,995)
Claims & other policy benefits	—	—	—	(3,966)
Interest credited	—	—	—	(64,732)
Policy acquisition costs and other insurance expenses	—	—	10,528	—
(1)	The amount reported within purchases, sales and settlements is the purchase price (for purchases) and the sales/settlement proceeds (for sales and settlements) based upon the actual date purchased or sold/settled. Items purchased and sold/settled in the same period are excluded from the rollforward. The Company had no issuances during the period.
(2)	The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the beginning of the quarter in which the actual event or change in circumstances that caused the transfer occurs. Transfers into Level 3 are due to a lack of observable market data for these securities or, in accordance with company policy, when the ratings of certain asset classes fall below investment grade. Transfers out of Level 3 are due to an increase in observable market data or when the underlying inputs are evaluated and determined to be market observable. Transfers between Level 1 and Level 2 were not significant.

Nonrecurring Fair Value Measurements - Certain assets and liabilities are measured at fair value on a nonrecurring basis. Nonrecurring fair value adjustments on certain foreclosed commercial mortgage loans resulted in $1.2 million of gains being recorded for the nine months ended September 30, 2011. The carrying value of these foreclosed mortgage loans as of September 30, 2011 was $4.6 million, based on the fair value of the underlying real estate collateral. In addition, nonrecurring fair value adjustments on impaired commercial mortgage loans resulted in $2.0 million and $2.7 million of net losses being recorded for the third quarter and first nine months of 2011, respectively. The carrying value of these impaired mortgage loans as of September 30, 2011 was $27.0 million. There were no material assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2010.

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

	Three months ended September 30,		Nine months ended September 30,
Total revenues:	2011	2010	2011	2010
U.S.	$1,016,291	$1,125,706	$3,622,488	$3,599,408
Canada	248,837	253,894	777,413	727,921
Europe & South Africa	299,802	244,206	875,818	690,730
Asia Pacific	357,776	299,655	1,043,101	891,692
Corporate and Other	72,201	32,078	162,499	77,850

Total	$1,994,907	$1,955,539	$6,481,319	$5,987,601

	Three months ended September 30,		Nine months ended September 30,
Income before income taxes:	2011	2010	2011	2010
U.S.	$33,524	$111,786	$300,592	$364,133
Canada	44,406	33,468	119,069	86,189
Europe & South Africa	15,881	17,494	58,441	50,477
Asia Pacific	29,750	28,483	62,992	78,689
Corporate and Other	47,979	5,942	72,701	9,072

Total	$171,540	$197,173	$613,795	$588,560

Total Assets:	September 30, 2011	December 31, 2010
U.S.	$17,835,250	$17,470,744
Canada	3,655,687	3,441,915
Europe & South Africa	1,836,894	1,584,007
Asia Pacific	2,960,901	2,440,316
Corporate and Other	4,894,722	4,144,926

Total	$31,183,454	$29,081,908

8. Commitments and Contingent Liabilities

At September 30, 2011, the Company’s commitments to fund investments were $163.9 million in limited partnerships, $2.0 million in commercial mortgage loans and $15.5 million in private placement investments. At December 31, 2010, the Company’s commitments to fund investments were $147.2 million in limited partnerships, $6.7 million in commercial mortgage loans and $7.5 million in private placement investments. The Company anticipates that the majority of its current commitments will be invested over the next five years; however, these commitments could become due any time at the request of the counterparties. Investments in limited partnerships and private placements are carried at cost or accounted for using the equity method and included in other invested assets in the condensed consolidated balance sheets.

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

The Company has obtained bank letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions. At September 30, 2011 and December 31, 2010, there were approximately $16.3 million and $16.0 million, respectively, of undrawn outstanding bank letters of credit in favor of third parties. Additionally, the Company utilizes letters of credit to secure reserve credits when it retrocedes business to its subsidiaries, including Parkway Reinsurance Company, Timberlake Financial, L.L.C., RGA Americas Reinsurance Company, Ltd., RGA Reinsurance Company (Barbados) Ltd. and RGA Atlantic Reinsurance Company, Ltd. The Company cedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions, such as the U.S. and the United Kingdom. The capital required to support the business in the affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of September 30, 2011 and December 31, 2010, $465.0 million and $518.4 million, respectively, in undrawn letters of credit from various banks were outstanding, backing reinsurance between various subsidiaries of the Company. The banks providing letters of credit to the Company are included on the National Association of Insurance Commissioners (“NAIC”) list of approved banks.

The Company maintains a syndicated revolving credit facility with an overall capacity of $750.0 million, which is scheduled to mature in September 2012. The Company may borrow cash and obtain letters of credit in multiple currencies under this facility. As of September 30, 2011, the Company had $213.9 million in issued, but undrawn, letters of credit under this facility, which is included in the total above. Applicable letter of credit fees and fees payable for the credit facility depend upon the Company’s senior unsecured long-term debt rating. The Company also maintains a $200.0 million letter of credit facility which is scheduled to mature in September 2019. This letter of credit is fully utilized and is expected to amortize to zero by 2019. As of September 30, 2011, the Company had $200.0 million in issued, but undrawn, letters of credit under this facility, which is included in the total above. Letter of credit fees for this facility are fixed for the term of the facility. In the second quarter of 2011, the Company entered into a five-year, $120.0 million letter of credit facility agreement. As of September 30, 2011, the Company had no issued letters of credit under this new facility. Letter of credit fees for this facility are fixed for the term of the facility. Fees associated with the Company’s other letters of credit are not fixed for periods in excess of one year and are based on the Company’s ratings and the general availability of these instruments in the marketplace.

RGA has issued guarantees to third parties on behalf of its subsidiaries for the payment of amounts due under certain reinsurance treaties, securities borrowing arrangements and office lease obligations, whereby, if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. In limited circumstances, treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA’s subsidiary is relatively new, unrated, or not of a significant size, relative to the ceding company. Liabilities supported by the treaty guarantees, before consideration for any legally offsetting amounts due from the guaranteed party, totaled $668.1 million and $600.8 million as of September 30, 2011 and December 31, 2010, respectively, and are reflected on the Company’s condensed consolidated balance sheets in future policy benefits. As of September 30, 2011 and December 31, 2010, the Company’s obligation related to treaty guarantees, net of assets held in trust, was $451.0 million and $352.0 million, respectively. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to borrowed securities provide additional security to third parties should a subsidiary fail to make principal and/or interest payments when due. As of September 30, 2011, RGA’s obligation related to borrowed securities guarantees was $149.1 million.

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

9. Income Tax

The Company’s provision for income tax expense differed from the amounts computed by applying the U.S. federal income tax statutory rate of 35% to pre-tax income as a result of the following (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Tax provision at U.S. statutory rate	$ 60,039	$69,011	$214,828	$205,996
Increase (decrease) in income taxes resulting from:
Foreign tax rate differing from U.S. tax rate	(5,458)	(2,538)	(12,989)	(7,113)
Differences in tax basis in foreign jurisdictions	(1,604)	(1,137)	(4,550)	(3,828)
Expiration of active financing exception tax rules	—	4,962	—	14,886
Travel and entertainment	147	176	396	337
Deferred tax valuation allowance	—	—	795	300
Amounts related to audit contingencies	984	984	4,499	2,958
Change in cash surrender value of insurance policies	756	(55)	173	(247)
Canadian corporate rate reduction	(32,547)	—	(32,547)	—
Prior year tax adjustment	1,778	(2,418)	1,784	(2,418)
Other, net	60	(44)	317	(1)

Total provision for income taxes	$24,155	$68,941	$172,706	$210,870

Effective tax rate	14.1%	35.0%	28.1%	35.8%

During the three-month and nine-month periods ended September 30, 2011, the Company recognized an income tax benefit associated with previously enacted reductions in federal statutory tax rates and adjustments to various provincial statutory tax rates in Canada. This 2007 tax rate change enactment included phased in effective dates through 2012. These adjustments in tax rates should have been recognized beginning in 2007, when the Canadian tax legislation was enacted. For the three-month and nine-month periods ended September 30, 2011, the Company recorded a cumulative tax benefit adjustment of $32.5 million in “Provision for income taxes” to correct the deferred tax liabilities that were not properly recorded. If the impact of the tax rates had been recorded in the prior years, the Company estimates that it would have recognized approximately $4.0 million, $6.0 million, $10.0 million and $13.0 million of tax benefit in the years ended 2007, 2008, 2009 and 2010, respectively, and would not have been significant in the three and nine-month periods ended September 30, 2011 and 2010.

As of September 30, 2011 and 2010, respectively, the Company’s total amount of unrecognized tax benefits was $193.2 million and $181.4 million and the total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, was $25.8 million and $20.3 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits for the nine months ended September 30, 2011 and 2010 are as follows (dollars in thousands):

	Total Unrecognized Tax Benefits
	2011	2010
Balance, beginning of year	$182,354	$221,040
Additions for tax positions of prior years	7,891	—
Reductions for tax positions of prior years	—	(42,628)
Additions for tax positions of current year	2,953	2,957

Balance, end of period	$193,198	$181,369

The Company’s accrual for uncertain tax positions that are timing in nature and have no impact on the Company’s effective tax rate increased by approximately $6.3 million during the first nine months of 2011 and decreased by $42.6 million during the first nine months of 2010. The Company also increased its uncertain tax positions that would impact the effective tax rate by approximately $4.5 million and $3.0 million during the first nine months of 2011 and 2010, respectively.

10. Employee Benefit Plans

The components of net periodic benefit costs for the three and nine months ended September 30, 2011 and 2010 were as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net periodic pension benefit cost:
Service cost	$1,312	$1,288	$4,324	$3,780
Interest cost	971	862	2,913	2,585
Expected return on plan assets	(734)	(644)	(2,203)	(1,933)
Amortization of prior service cost	195	7	296	22
Amortization of prior actuarial gain	658	188	1,160	563

Total	$2,402	$1,701	$6,490	$5,017

Net periodic other benefits cost:
Service cost	$413	$337	$837	$635
Interest cost	335	324	776	661
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	—	—	—	—
Amortization of prior actuarial gain	147	167	265	177

Total	$895	$828	$1,878	$1,473

The Company made pension contributions in the amount of $6.0 million in the first nine months of 2011 and expects to make total pension contributions of $7.6 million in 2011.

11. Equity Based Compensation

Equity compensation expense was $3.9 million and $3.1 million in the third quarter of 2011 and 2010, respectively, and $16.0 million and $13.0 million in the first nine months of 2011 and 2010, respectively. In the first quarter of 2011, the Company granted 0.5 million stock options at a weighted average strike price of $59.74 per share and 0.2 million performance contingent units to employees. Also in the first quarter of 2011, non-employee directors were granted a total of 14,200 shares of common stock. As of September 30, 2011, 1.4 million stock options at a weighted average strike price of $43.56 per share were vested and exercisable with a remaining weighted average exercise period of 3.8 years. As of September 30, 2011, the total compensation cost of non-vested awards not yet recognized in the financial statements was $26.5 million. The Company estimates that these costs will vest over a weighted average period of 2.2 years.

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

Certain retrocessions are arranged through the Company’s retrocession pools for amounts in excess of the Company’s retention limit. As of September 30, 2011 and December 31, 2010, all rated retrocession pool participants followed by the A.M. Best Company were rated “A- (excellent)” or better. The Company verifies retrocession pool participants’ ratings on a quarterly basis. For a majority of the retrocessionaires that were not rated, security in the form of letters of credit or trust assets has been given as additional security in favor of RGA Reinsurance Company (“RGA Reinsurance”). In addition, the Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance. In addition to its third party retrocessionaires, various RGA reinsurance subsidiaries retrocede amounts in excess of their retention to RGA Reinsurance, RGA Reinsurance Company (Barbados) Ltd., RGA Americas Reinsurance, Ltd., Manor Reinsurance, Ltd., RGA Worldwide Reinsurance Company, Ltd., or RGA Atlantic Reinsurance Company, Ltd.

As of September 30, 2011 and December 31, 2010, the Company had claims recoverable from retrocessionaires of $163.6 million and $162.4 million, respectively, which is included in reinsurance ceded receivables, in the condensed consolidated balance sheets. The Company considers outstanding claims recoverable in excess of 90 days to be past due. There was $16.0 million of past due claims recoverable as of both September 30, 2011 and December 31, 2010. Based on the Company’s annual financial reviews, the Company has not established a valuation allowance for claims recoverable from retrocessionaires. The Company has never experienced a material default in connection with retrocession arrangements, nor has it experienced any difficulty in collecting claims recoverable from retrocessionaires; however, no assurance can be given as to the future performance of such retrocessionaires or as to recoverability of any such claims.

13. Repurchase of Collateral Finance Facility Notes

In the three and nine months ended September 30, 2011, respectively, the Company repurchased $156.8 million and $169.5 million face amount of its Series A Floating Rate Insured Notes issued by RGA’s subsidiary, Timberlake Financial, L.L.C., for $104.2 million and $111.8 million, which was the market value at the date of the purchases. The notes were purchased by RGA Reinsurance, also a subsidiary of RGA. As a result, the Company recorded pre-tax gains of $50.9 million and $55.8, after fees, in other revenues in the three and nine months ended September 30, 2011, respectively.

14. Financing Activities and Stock Transactions

In anticipation of the redemption and remarketing of the Company’s trust preferred securities discussed below, the Company purchased 3.0 million shares of its outstanding common stock from MetLife, Inc. on February 15, 2011, at a price of $61.14 per share, reflecting the closing price of the Company’s common stock on February 14, 2011. The purchased common shares have been placed into treasury to be used for general corporate purposes.

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

RGA had $43.4 million remaining under its January 2002 board of directors approved stock repurchase program at the beginning of 2011. Under this repurchase program, RGA was authorized to purchase its common stock in the open market, including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act. During the third quarter of 2011, RGA repurchased 838,362 shares of common stock under this program for $43.1 million. The common shares repurchased have been placed into treasury to be used for general corporate purposes.

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

Deferred Policy Acquisition Costs

In October 2010, the FASB amended the general accounting principles for Financial Services – Insurance as it relates to accounting for costs associated with acquiring or renewing insurance contracts. This amendment clarifies that only those costs that result directly from and are essential to the contract transaction and that would not have been incurred had the contract transaction not occurred can be capitalized. It also defines acquisitions costs as costs that are related directly to the successful acquisitions of new or renewal insurance contracts. The amendment is effective for interim and annual reporting periods beginning after December 15, 2011. The retrospective adoption of this update on January 1, 2012, is expected to result in a reduction in the Company’s deferred acquisition cost asset as well as a decrease in amortization subsequent to adoption due to the reduced deferred acquisition cost asset. There will also be a reduction in the level of future costs the Company defers. The Company is evaluating the full effects of implementing this update, but currently estimates that the retrospective adoption will result in a cumulative effect decrease to the opening balance of retained earnings between 6 and 9 percent of stockholders’ equity in the year of adoption. The Company estimates the adoption of this update will result in a decrease in income before income taxes between 7 and 14 percent in 2012 and in the years preceding to which the retrospective adoption will be applied. The estimates of the impact are preliminary and therefore subject to change.

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

Forward-looking statements should be evaluated together with the many risks and uncertainties that affect the Company’s business, including those mentioned in this document and the cautionary statements described in the periodic reports the Company files with the SEC. These forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligations to update these forward-looking statements, even though the Company’s situation may change in the future. The Company qualifies all of its forward-looking statements by these cautionary statements. For a discussion of these risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements, you are advised to see Item 1A – “Risk Factors” in the 2010 Annual Report.

Overview

RGA, an insurance holding company that was formed on December 31, 1992, is primarily engaged in the life and health related reinsurance business, which involves reinsuring insurance policies that are often in force for the remaining lifetime of the underlying individuals insured, with premiums earned typically over a period of 10 to 30 years. Each year, however, a portion of the business under existing treaties terminates due to, among other things, lapses or surrenders of underlying policies, deaths of policyholders, and the exercise of recapture options by ceding companies.

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

Results of Operations

Consolidated

Consolidated income before income taxes decreased $25.6 million, or 13.0%, and increased $25.2 million, or 4.3%, for the three and nine months ended September 30, 2011, as compared to the same periods in 2010. The decrease in income before income taxes for the third quarter of 2011 was primarily due to an unfavorable change in the value of embedded derivatives within the U.S. segment due to the impact of widening credit spreads and lower interest rate environment in the U.S. debt markets and poor equity market performance, as compared to the same periods in 2010. Also contributing to the decrease in the third quarter of 2011 was lower investment income offset by an increase in premiums. The increase in income before income taxes for the first nine months of 2011 was primarily due to increased net premiums and investment income in all segments largely offset by the previously mentioned unfavorable change in the value of embedded derivatives within the U.S. segment. Foreign currency fluctuations relative to the prior year favorably affected income before income taxes by approximately $7.9 million and $19.2 million for the third quarter and first nine months of 2011, respectively, as compared to the same periods in 2010.

The Company recognizes in consolidated income, changes in the value of embedded derivatives on modified coinsurance (“modco”) or funds withheld treaties, equity-indexed annuity treaties (“EIAs”) and variable annuity products. The change in the value of embedded derivatives related to reinsurance treaties written on a modco or funds withheld basis are subject to the general accounting principles for Derivatives and Hedging related to embedded derivatives. The unrealized gains and losses associated with these embedded derivatives, after adjustment for deferred acquisition costs, decreased income before income taxes by $21.2 million and $31.0 million in the third quarter and first nine months of 2011, respectively, as compared to the same periods in 2010. Changes in risk-free rates used in the fair value estimates of embedded derivatives associated with EIAs affect the amount of unrealized gains and losses the Company recognizes. The unrealized gains and losses associated with EIAs, after adjustment for deferred acquisition costs and retrocession, increased income before income taxes by $0.6 million and $1.2 million in the third quarter and first nine months of 2011, respectively, as compared to the same periods in 2010. The change in the Company’s liability for variable annuities associated with guaranteed minimum living benefits affects the amount of unrealized gains and losses the Company recognizes. The unrealized gains and losses associated with guaranteed minimum living benefits, after adjustment for deferred acquisition costs, decreased income before income taxes by $25.0 million and increased income before income taxes by $1.6 million in the third quarter and first nine months of 2011, respectively, as compared to the same periods in 2010.

The combined changes in these three types of embedded derivatives, after adjustment for deferred acquisition costs and retrocession, resulted in a decrease of approximately $45.6 million and approximately $28.2 million in consolidated income before income taxes in the third quarter and first nine months of 2011, respectively, as compared to the same periods in 2010. These fluctuations do not affect current cash flows, crediting rates or spread performance on the underlying treaties. Therefore, management believes it is helpful to distinguish between the effects of changes in these embedded derivatives, net of related hedging activity, and the primary factors that drive profitability of the underlying treaties, namely investment income, fee income, and interest credited.

Consolidated net premiums increased $128.9 million, or 7.8%, and $443.2 million, or 9.1%, for the three and nine months ended September 30, 2011, as compared to the same periods in 2010, primarily due to growth in life reinsurance and foreign currency fluctuations. Foreign currency fluctuations favorably affected net premiums by approximately $53.4 million and $173.2 million for the three and nine months ended September 30, 2011, as compared to the same periods in 2010. Consolidated assumed insurance in force increased to $2,615.2 billion as of September 30, 2011 from $2,478.9 billion as of September 30, 2010 due to new business production. The Company added new business production, measured by face amount of insurance in force, of $110.6 billion and $77.4 billion during the third quarter of 2011 and 2010, respectively, and $293.8 billion and $246.5 billion during the first nine months of 2011 and 2010, respectively. Management believes industry consolidation and the established practice of reinsuring mortality risks should continue to provide opportunities for growth, albeit at rates less than historically experienced in some markets.

Consolidated investment income, net of related expenses, decreased $19.3 million, or 6.7%, and increased $93.3 million, or 10.6%, for the three and nine months ended September 30, 2011, as compared to the same periods in 2010. The decrease in the third quarter was primarily due to a lower effective investment portfolio yield and a $38.4 million decrease from market value changes related to the Company’s funds withheld at interest investment associated with the reinsurance of certain EIAs, which are substantially offset by a corresponding change in interest credited to policyholder account balances resulting in an insignificant effect on net income, offset by a larger average invested asset base. The increase in the first nine months was primarily due to a $50.1 million increase from market value changes related to the Company’s funds withheld at interest investment associated with the reinsurance of certain EIAs, which are substantially offset by a corresponding change in interest credited to policyholder account balances resulting in an insignificant effect on net income. In addition, increased investment income from a larger average invested asset base was somewhat offset by a lower invested asset yield. Average invested assets at amortized cost for the nine months ended September 30, 2011 totaled $17.1 billion, a 12.3% increase over the same period in 2010. The average yield earned on investments, excluding funds withheld, decreased to 5.29% for the third quarter of 2011 from 5.66% for the third quarter of 2010. The average yield earned on investments, excluding funds withheld, decreased to 5.33% for the first nine months of 2011 from 5.67% for the first nine months of 2010. The average yield will vary from quarter to quarter and year to year depending on a number of variables, including the prevailing interest rate and credit spread environment, changes in the mix of the underlying investments and cash balances, and the timing of dividends and distributions on certain investments.

Total investment related gains (losses), net reflect an unfavorable change of $122.8 million and $126.0 million, for the three and nine months ended September 30, 2011, as compared to the same periods in 2010. The unfavorable change for the third quarter was primarily due to unfavorable changes in the embedded derivatives related to guaranteed minimum living benefits of $244.0 million and unfavorable changes in the embedded derivatives related to reinsurance treaties written on a modco or funds withheld basis of $63.9 million, largely offset by an increase in net hedging gains related to the liabilities associated with guaranteed minimum living benefits of $205.2. The unfavorable change for the first nine months is primarily due to unfavorable changes in the value of embedded derivatives associated with reinsurance treaties written on a modco or funds withheld basis of $118.0 million and unfavorable changes in the embedded derivatives related to guaranteed minimum living benefits of $103.5 million, partially offset by an increase in net hedging gains related to the liabilities associated with guaranteed minimum living benefits of $86.1 million and an increase in gains from the sale of investment securities. See Note 4 – “Investments” and Note 5 – “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for additional information on investment related gains (losses), net and derivatives. Investment income and investment related gains and losses are allocated to the operating segments based upon average assets and related capital levels deemed appropriate to support segment operations.

The effective tax rate on a consolidated basis was 14.1% and 35.0% for the third quarter of 2011 and 2010, respectively, and 28.1% and 35.8% for the first nine months of 2011 and 2010, respectively. The third quarter and first nine months of 2011 effective tax rates were lower than the U.S. statutory rate of 35% primarily due to the adjustment resulting from a decrease in statutory rates on the Canadian deferred tax liability and income in non-U.S. jurisdictions with lower tax rates than the U.S.

During the three-month and nine-month periods ended September 30, 2011, the Company recognized an income tax benefit associated with previously enacted reductions in federal statutory tax rates and adjustments to various provincial statutory tax rates in Canada. This 2007 tax rate change enactment included phased in effective dates through 2012. These adjustments in tax rates should have been recognized beginning in 2007, when the Canadian tax legislation was enacted. For the three-month and nine-month periods ended September 30, 2011, the Company recorded a cumulative tax benefit adjustment of $32.5 million in “Provision for income taxes” to correct the deferred tax liabilities that were not properly recorded. If the impact of the tax rates had been recorded in the prior years, the Company estimated that it would have recognized approximately $4.0 million, $6.0 million, $10.0 million and $13.0 million of tax benefit in the years ended 2007, 2008, 2009 and 2010, respectively, and would not have been significant in the three and nine-month periods ended September 30, 2011 and 2010.

The Company assessed the materiality of the potential adjustments on its financial statements for the prior-year periods and the adjustment recorded in the current year, including the March 31 and June 30 periods, and concluded that the adjustments are immaterial to the financial statements as a whole, for all periods. The total decrease in the Canadian federal tax rate, once fully effective, is 6% and is not expected to have a material impact on the Company’s future consolidated effective tax rate.

The third quarter and first nine months of 2010 effective tax rates were affected by additional tax provision accruals of approximately $5.0 million and $14.9 million, respectively, related to extender provisions that the U.S. Congress did not pass until the fourth quarter of 2010, at which time the Company reversed this accrual.

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

A discussion of each of the critical accounting policies may be found in the Company’s 2010 Annual Report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”

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

For the three months ended September 30, 2011		Non-Traditional
(dollars in thousands)	Traditional	Asset-Intensive	Financial Reinsurance	Total U.S.

Revenues:
Net premiums	$971,190	$2,786	$—	$973,976
Investment income, net of related expenses	122,687	30,044	168	152,899
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(1,169)	(4,993)	(5)	(6,167)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	501	1,196	2	1,699
Other investment related gains (losses), net	5,724	(140,875)	(10)	(135,161)

Total investment related gains (losses), net	5,056	(144,672)	(13)	(139,629)
Other revenues	599	19,827	8,619	29,045

Total revenues	1,099,532	(92,015)	8,774	1,016,291

Benefits and expenses:
Claims and other policy benefits	844,090	4,431	—	848,521
Interest credited	15,166	19,806	—	34,972
Policy acquisition costs and other insurance expenses (income)	131,810	(57,103)	798	75,505
Other operating expenses	20,299	1,886	1,584	23,769

Total benefits and expenses	1,011,365	(30,980)	2,382	982,767

Income (loss) before income taxes	$88,167	$(61,035)	$6,392	$33,524

For the three months ended September 30, 2010		Non-Traditional
(dollars in thousands)	Traditional	Asset-Intensive	Financial Reinsurance	Total U.S.
Revenues:
Net premiums	$930,070	$2,724	$—	$932,794
Investment income (loss), net of related expenses	124,596	67,347	154	192,097
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	—	(2,623)	—	(2,623)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	849	—	849
Other investment related gains (losses), net	13,009	(36,017)	(44)	(23,052)

Total investment related gains (losses), net	13,009	(37,791)	(44)	(24,826)
Other revenues	428	19,605	5,608	25,641

Total revenues	1,068,103	51,885	5,718	1,125,706

Benefits and expenses:
Claims and other policy benefits	793,270	(318)	—	792,952
Interest credited	16,698	78,078	—	94,776
Policy acquisition costs and other insurance expenses (income)	125,526	(21,682)	461	104,305
Other operating expenses	18,534	2,413	940	21,887

Total benefits and expenses	954,028	58,491	1,401	1,013,920

Income (loss) before income taxes	$114,075	$(6,606)	$4,317	$111,786

For the nine months ended September 30, 2011		Non-Traditional
(dollars in thousands)	Traditional	Asset-Intensive	Financial Reinsurance	Total U.S.
Revenues:
Net premiums	$2,880,080	$9,570	$—	$2,889,650
Investment income, net of related expenses	367,032	282,546	33	649,611
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(7,444)	(5,444)	(31)	(12,919)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	2,808	944	12	3,764
Other investment related gains (losses), net	18,772	(22,377)	(22)	(3,627)

Total investment related gains (losses), net	14,136	(26,877)	(41)	(12,782)
Other revenues	1,830	67,364	26,815	96,009

Total revenues	3,263,078	332,603	26,807	3,622,488

Benefits and expenses:
Claims and other policy benefits	2,505,670	11,511	—	2,517,181
Interest credited	44,717	191,899	—	236,616
Policy acquisition costs and other insurance expenses	391,444	102,439	2,448	496,331
Other operating expenses	61,135	5,783	4,850	71,768

Total benefits and expenses	3,002,966	311,632	7,298	3,321,896

Income before income taxes	$260,112	$20,971	$19,509	$300,592

For the nine months ended September 30, 2010		Non-Traditional
(dollars in thousands)	Traditional	Asset-Intensive	Financial Reinsurance	Total U.S.
Revenues:
Net premiums	$2,766,193	$17,729	$—	$2,783,922
Investment income (loss), net of related expenses	358,839	246,675	210	605,724
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(930)	(2,668)	—	(3,598)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	620	284	—	904
Other investment related gains (losses), net	18,888	113,495	(63)	132,320

Total investment related gains (losses), net	18,578	111,111	(63)	129,626
Other revenues	1,216	62,442	16,478	80,136

Total revenues	3,144,826	437,957	16,625	3,599,408

For the nine months ended September 30, 2010 continued		Non-Traditional
(dollars in thousands)	Traditional	Asset-Intensive	Financial Reinsurance	Total U.S.
Benefits and expenses:
Claims and other policy benefits	2,372,001	12,142	—	2,384,143
Interest credited	49,646	181,220	—	230,866
Policy acquisition costs and other insurance expenses	388,769	161,062	1,567	551,398
Other operating expenses	57,696	8,016	3,156	68,868

Total benefits and expenses	2,868,112	362,440	4,723	3,235,275

Income before income taxes	$276,714	$75,517	$11,902	$364,133

Income before income taxes for the U.S. operations segment decreased by $78.3 million, or 70.0%, and $63.5 million, or 17.4%, for the three and nine months ended September 30, 2011, as compared to the same periods in 2010. The decrease in income before income taxes in the third quarter and the first nine months can primarily be attributed to an increase in investment related losses related to the unfavorable impact of changes in credit spreads and interest rates on the fair value of embedded derivatives associated with treaties written on a modco or funds withheld basis and guaranteed minimum benefit riders. Decreases or increases in credit spreads result in an increase or decrease in value of the embedded derivative, and therefore, an increase or decrease in investment related gains or losses, respectively. Unfavorable claims experience and a decrease in income in the asset intensive subsegment due to the decline in the broader U.S. financial markets and the related unfavorable impact on annuity account values and investment performance, also contributed to the decrease in income before income taxes in the third quarter and first nine months of 2011.

Traditional Reinsurance

The U.S. Traditional sub-segment provides individual life reinsurance, and to a lesser extent, group, health and long-term care reinsurance, to domestic clients for a variety of life products through yearly renewable term, coinsurance and modified coinsurance agreements. These reinsurance arrangements may involve either facultative or automatic agreements. This sub-segment added new business production, measured by face amount of insurance in force, of $30.1 billion and $30.3 billion during the third quarters, and $85.6 billion and $114.9 billion during the first nine months of 2011 and 2010, respectively. Management believes industry consolidation and the established practice of reinsuring mortality risks should continue to provide opportunities for new business, albeit at rates less than historically experienced due to companies ceding less business to the reinsurance market.

Income before income taxes for the U.S. Traditional sub-segment decreased by $25.9 million and $16.6 million for the three and nine months ended September 30, 2011, as compared to the same periods in 2010. The decrease in the third quarter and the first nine months can be primarily attributed to increases in claims and other policy benefits. In addition, net investment related gains decreased by $8.0 million and $4.4 million in the third quarter and first nine months of 2011, respectively.

Net premiums for the U.S. Traditional sub-segment increased $41.1 million, or 4.4%, and $113.9 million, or 4.1% for the three and nine months ended September 30, 2011, as compared to the same periods in 2010. These increases in net premiums were driven by the growth in individual life business in force and health and group related coverages. At September 30, 2011, total face amount of individual life insurance for the U.S. Traditional sub-segment was $1,347.9 million compared to $1,333.8 million at September 30, 2010.

Net investment income decreased $1.9 million, or 1.5%, and increased $8.2 million, or 2.3%, for the three and nine months ended September 30, 2011, as compared to the same periods in 2010. The decrease quarter over quarter can be primarily attributed to the lower yield earned on the underlying investment portfolio in the third quarter of 2011 as compared to 2010. However, for the first nine months the lower yield rates were more than offset by a 5.6% increase in the invested asset base. Investment related gains decreased $8.0 million and $4.4 million for the three and nine months ended September 30, 2011, as compared to the same periods in 2010. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support segment operations. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.

Claims and other policy benefits as a percentage of net premiums (“loss ratios”) were 86.9% and 85.3% for the third quarter of 2011 and 2010, respectively, and 87.0% and 85.7% for the nine months ended September 30, 2011 and 2010, respectively. The increase in the percentages for both the third quarter and first nine months was primarily due to normal volatility in mortality claims. The first nine months of 2011 also reflects higher than expected group disability claims in the first half of the year. Although reasonably predictable over a period of years, claims can be volatile over short-term periods.

Interest credited expense decreased $1.5 million, or 9.2%, and $4.9 million, or 9.9%, for the three and nine months ended September 30, 2011, as compared to the same periods in 2010. The decreases were driven primarily by a treaty with a decrease in the overall credited loan rate to 4.8% in 2011 compared to 5.6% in 2010. Interest credited in this sub-segment relates to amounts credited on cash value products which also have a significant mortality component.

Policy acquisition costs and other insurance expenses as a percentage of net premiums were 13.6% and 13.5% for the third quarter of 2011 and 2010, respectively, and 13.6% and 14.1% for the nine months ended September 30, 2011 and 2010, respectively. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels within coinsurance-type arrangements. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary. Also, the mix of first year coinsurance business versus yearly renewable term business can cause the percentage to fluctuate from period to period.

Other operating expenses increased $1.8 million, or 9.5%, and $3.4 million, or 6.0%, for the three and nine months ended September 30, 2011, as compared to the same periods in 2010. Other operating expenses as a percentage of net premiums were 2.1% and 2.0% for the third quarter of 2011 and 2010, respectively, and 2.1% for the nine months ended September 30, 2011 and 2010.

Asset-Intensive Reinsurance

The U.S. Asset-Intensive sub-segment assumes primarily investment risk within underlying annuities and corporate-owned life insurance policies. Most of these agreements are coinsurance, coinsurance with funds withheld or modco whereby the Company recognizes profits or losses primarily from the spread between the investment income earned and the interest credited on the underlying deposit liabilities, as well as fees associated with variable annuity account values.

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

(dollars in thousands)	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Revenues:
Total revenues	$(92,015)	$51,885	$332,603	$437,957
Less:
Embedded derivatives – modco/Funds withheld treaties	(103,949)	(38,652)	(2,889)	116,494
Guaranteed minimum benefit riders and related free standing derivatives	(38,968)	(167)	(25,006)	(7,619)

Revenues before certain derivatives	50,902	90,704	360,498	329,082

Benefits and expenses:
Total benefits and expenses	(30,980)	58,491	311,632	362,440
Less:
Embedded derivatives – modco/Funds withheld treaties	(68,108)	(25,388)	(2,388)	84,668
Guaranteed minimum benefit riders and related free standing derivatives	(21,732)	2,761	(12,777)	(3,390)
Equity-indexed annuities	12,848	13,449	11,311	12,517

Benefits and expenses before certain derivatives	46,012	67,669	315,486	268,645

Income (loss) before income taxes:
Income (loss) before income taxes	(61,035)	(6,606)	20,971	75,517
Less:
Embedded derivatives – modco/Funds withheld treaties	(35,841)	(13,264)	(501)	31,826
Guaranteed minimum benefit riders and related free standing derivatives	(17,236)	(2,928)	(12,229)	(4,229)
Equity-indexed annuities	(12,848)	(13,449)	(11,311)	(12,517)

Income before income taxes and certain derivatives	4,890	23,035	45,012	60,437

Embedded Derivatives—modco/Funds Withheld Treaties- Represents the change in the fair value of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis, allowing for deferred acquisition expenses. Changes in the fair value of the embedded derivative are driven by changes in investment credit spreads, including the Company’s own credit spread. Generally, an increase in investment credit spreads, ignoring changes in the Company’s own credit spread, will have a negative impact on the fair value of the embedded derivative (decrease in income).

In the third quarter of 2011, the change in fair value of the embedded derivative decreased revenues by $103.9 million and related deferred acquisition expenses decreased benefits and expenses by $68.1 million, for a negative pre-tax income impact of $35.8 million, primarily due to an increase in investment credit spreads. During the third quarter of 2010, the change in fair value of the embedded derivative decreased revenues by $38.7 million and related deferred acquisition expenses decreased benefits and expenses by $25.4 million, for a negative pre-tax income impact of $13.3 million, primarily due to a decrease in investment credit spreads. In the first nine months of 2011, the change in fair value of the embedded derivative decreased revenues by $2.9 million and related deferred acquisition expenses decreased benefits and expenses by $2.4 million, for a negative pre-tax income impact of $0.5 million, primarily due to an increase in investment credit spreads. During the first nine months of 2010, the change in fair value of the embedded derivative increased revenues by $116.5 million and related deferred acquisition expenses increased benefits and expenses by $84.7 million, for a positive pre-tax income impact of $31.8 million, primarily due to a decrease in investment credit spreads.

Guaranteed Minimum Benefit Riders- Represents the impact related to guaranteed minimum benefits associated with the Company’s reinsurance of variable annuities. The fair value changes of the guaranteed minimum benefits along with the changes in fair value of the free standing derivatives (interest rate swaps, financial futures and equity options), purchased by the Company to hedge the liability are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in benefits and expenses. In the third quarter of 2011, the change in the fair value of the guaranteed minimum benefits, after allowing for changes in the associated free standing derivatives, decreased revenues by $39.0 million and related deferred acquisition expenses decreased benefits and expenses by $21.7 million for a negative pre-tax income impact of $17.2 million. In the third quarter of 2010, the change in the fair value of the guaranteed minimum benefits after allowing for changes in the associated free-standing derivatives decreased revenues by $0.2 million and related deferred acquisition expenses increased benefits and expenses by $2.8 million for a negative pre-tax income impact of $2.9 million. In the first nine months of 2011, the change in the fair value of the guaranteed minimum benefits, after allowing for changes in the associated free standing derivatives, decreased revenues by $25.0 million and related deferred acquisition expenses decreased benefits and expenses by $12.8 million for a negative pre-tax income impact of $12.2 million. In the first nine months of 2010, the change in the fair value of the guaranteed minimum benefits after allowing for changes in the associated hedge instruments decreased revenues by $7.6 million and related deferred acquisition expenses decreased benefits and expenses by $3.4 million for a negative pre-tax income impact of $4.2 million.

Equity-Indexed Annuities- Represents the impact of changes in the risk-free rate on the calculation of the fair value of embedded derivative liabilities associated with EIAs, after adjustments for related deferred acquisition expenses and retrocession. In the third quarter of 2011 and 2010, benefits and expenses increased $12.8 million and $13.4 million, respectively. In the first nine months of 2011 and 2010, benefits and expenses increased $11.3 million and increased $12.5 million, respectively.

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

Discussion and analysis before certain derivatives:

Income before income taxes and certain derivatives decreased by $18.1 million and $15.4 million for the three and nine months ended September 30, 2011, as compared to the same periods in 2010. In general, a decline in the broader U.S. financial markets and the related unfavorable impact on the underlying annuity account values contributed to the declines in both periods. Lower annuity account values leads to a reduction in expected fund based fees collected in future periods. This lower expectation of future revenue leads to an increase in the amortization of deferred acquisition costs in the current period. The decrease in income for the third quarter is primarily attributed to a decrease in investment income, net of related expenses coupled with slightly higher claims and other policy benefits. The decrease in income for the first nine months was primarily due to higher benefits and expenses offset in part by an increase in investment income, net of related expenses compared to the same period in 2010.

Revenue before certain derivatives decreased by $39.8 million and increased by $31.4 million for the three and nine months ended September 30, 2011, as compared to the same periods in 2010. These variances were driven by changes in investment income related to equity options held in a funds withheld portfolio associated with equity-indexed annuity treaties. Increases and decreases in investment income related to equity options were mostly offset by corresponding increases and decreases in interest credited expense.

Benefits and expenses before certain derivatives decreased by $21.7 million and increased by $46.8 million for the three and nine months ended September 30, 2011, as compared to the same periods in 2010, primarily due to a change in the interest credited expense related to equity option income on funds withheld equity-indexed annuity treaties. These changes were mostly offset by corresponding changes in investment income.

The average invested asset base supporting this sub-segment increased to $6.0 billion in the third quarter of 2011 from $5.6 billion in the third quarter of 2010. The growth in the asset base was driven primarily by new business written on existing equity-indexed treaties. As of September 30, 2011, $4.2 billion of the invested assets were funds withheld at interest, of which 90.1% is associated with one client.

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

Income before income taxes increased $2.1 million, or 48.1%, and $7.6 million, or 63.9% for the three and nine months ended September 30, 2011, as compared to the same periods in 2010. The increases in the third quarter and first nine months of 2011 were primarily related to new business generated in the second half of 2010 and the first quarter of 2011. At September 30, 2011 and 2010, the amount of reinsurance provided, as measured by pre-tax statutory surplus, was $1.9 billion and $1.1 billion, respectively. These pre-tax statutory surplus amounts include all business assumed or brokered by the Company in the U.S. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and, therefore, can fluctuate from period to period.

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

(dollars in thousands)	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Revenues:
Net premiums	$185,790	$205,552	$610,535	$591,281
Investment income, net of related expenses	52,611	41,170	142,564	123,604
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	—	—	—	—
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	—	—	—
Other investment related gains (losses), net	9,996	6,369	18,872	11,949

Total investment related gains (losses), net	9,996	6,369	18,872	11,949
Other revenues	440	803	5,442	1,087

Total revenues	248,837	253,894	777,413	727,921

Benefits and expenses:
Claims and other policy benefits	162,734	186,554	507,649	504,320
Policy acquisition costs and other insurance expenses	32,568	26,901	124,079	116,606
Other operating expenses	9,129	6,971	26,616	20,806

Total benefits and expenses	204,431	220,426	658,344	641,732

Income before income taxes	$44,406	$33,468	$119,069	$86,189

Income before income taxes increased $10.9 million, or 32.7%, and $32.9 million, or 38.1%, for the three and nine months ended September 30, 2011, as compared to the same periods in 2010. The increase in income in the third quarter and first nine months of 2011 is primarily due to an increase in net investment related gains of $3.6 million and $6.9 million, respectively, and improved traditional individual life mortality experience compared to prior year. In addition, contributing to the increase in income in the first nine months of 2011 is $4.5 million of income from the recapture of a previously assumed block of individual life business. Favorable Canadian dollar exchange fluctuations contributed to the increase in income before income taxes of approximately $3.1 million and $6.8 million in the third quarter and first nine months of 2011, respectively.

Net premiums decreased $19.8 million, or 9.6%, and increased $19.3 million, or 3.3%, for the three and nine months ended September 30, 2011, as compared to the same periods in 2010. Favorable Canadian dollar exchange fluctuations contributed to an increase in net premiums of approximately $10.3 million and $33.9 million in the third quarter and first nine months of 2011, respectively, as compared to the same periods in 2010. Contributing to the overall decrease in premiums was a decrease in longevity reinsurance of $53.1 million and $42.8 million, excluding the impact of foreign exchange, in the third quarter and first nine months of 2011, respectively. In the third quarter of 2010, the Company completed its first longevity reinsurance transaction and reported an upfront premium of $43.3 million, which accounts for the majority of the decrease in 2011 as compared to the same periods in 2010. In addition to an increase in premiums from new and existing individual life treaties, creditor premiums increased by $11.5 million and decreased by $12.4 million in the third quarter and first nine months of 2011, respectively. Premium levels can be significantly influenced by currency fluctuations, large transactions, mix of business and reporting practices of ceding companies and therefore may fluctuate from period to period.

Net investment income increased $11.4 million, or 27.8%, and $19.0 million, or 15.3%, for the three and nine months ended September 30, 2011, as compared to the same periods in 2010. Favorable Canadian dollar exchange fluctuations contributed to an increase in net investment income of approximately $3.0 million and $6.9 million in the third quarter and first nine months of 2011 compared to 2010. Investment income and investment related gains and losses are allocated to the segments based upon average assets and related capital levels deemed appropriate to support segment operations. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments. The increase in investment income, excluding the impact of foreign exchange, was mainly the result of a 10.2% increase in the allocated asset base due to growth in the underlying business volume partially offset by a lower investment yield.

Other revenues decreased by $0.4 million and increased by $4.4 million for the three and nine months ended September 30, 2011, as compared to the same periods in 2010. The increase in the first nine months of 2011 was primarily due to a $4.9 million fee earned from the recapture of a previously assumed block of individual life business.

Loss ratios for this segment were 87.6% and 90.8% for the third quarter of 2011 and 2010, respectively, and 83.1% and 85.3% for the nine months ended September 30, 2011 and 2010, respectively. Historically, the loss ratio had increased primarily as the result of several large permanent level premium in force blocks assumed in 1997 and 1998. These are mature blocks of permanent level premium business in which mortality as a percentage of net premiums were expected to be higher than historical ratios. The nature of permanent level premium policies requires the Company to set up actuarial liabilities and invest the amounts received in excess of early-year mortality costs to fund claims in the later years when premiums, by design, continue to be level as compared to expected increasing mortality or claim costs. Excluding creditor business, claims and other policy benefits, as a percentage of net premiums and investment income for this segment were 72.5% and 78.7% in the third quarter of 2011 and 2010, respectively, and 73.0% and 77.3% for the nine months ended September 30, 2011 and 2010, respectively. The decrease in the loss ratios for the third quarter and first nine months of 2011, compared to 2010, were due to improved traditional individual life mortality experience.

Policy acquisition costs and other insurance expenses as a percentage of net premiums were 17.5% and 13.1% for the third quarter of 2011 and 2010, respectively, and 20.3% and 19.7% for the nine months ended September 30, 2011 and 2010, respectively. Policy acquisition costs and other insurance expenses as a percentage of net premiums for traditional individual life business were 11.2% and 12.5% for the third quarter of 2011 and 2010, respectively, and 11.8% and 11.9% for the nine months ended September 30, 2011 and 2010, respectively. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels and product mix. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary.

Other operating expenses increased by $2.2 million, or 31.0%, and $5.8 million, or 27.9%, for the three and nine months ended September 30, 2011, as compared to the same periods in 2010. Canadian dollar exchange fluctuations contributed approximately $0.4 million and $1.2 million to the increase in operating expenses in the third quarter and first nine months of 2011, respectively. Other operating expenses as a percentage of net premiums were 4.9% and 3.4% for the third quarter of 2011 and 2010, respectively, and 4.4% and 3.5% for the nine months ended September 30, 2011 and 2010, respectively. The 2011 increase in other operating expenses as a percentage of net premiums compared to the same periods in 2010 is primarily due to office relocation expenses.

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

(dollars in thousands)	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Revenues:
Net premiums	$286,054	$232,962	$838,193	$660,533
Investment income, net of related expenses	10,552	8,579	30,580	24,780
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	—	—	—	—
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	—	—	—
Other investment related gains (losses), net	2,000	1,808	3,049	3,614

Total investment related gains (losses), net	2,000	1,808	3,049	3,614
Other revenues	1,196	857	3,996	1,803

Total revenues	299,802	244,206	875,818	690,730

Benefits and expenses:
Claims and other policy benefits	248,890	193,377	708,795	539,220
Policy acquisition costs and other insurance expenses	10,462	12,137	32,474	35,808
Other operating expenses	24,569	21,198	76,108	65,225

Total benefits and expenses	283,921	226,712	817,377	640,253

Income before income taxes	$15,881	$17,494	$58,441	$50,477

Income before income taxes decreased $1.6 million, or 9.2% and increased $8.0 million, or 15.8%, for the three and nine months ended September 30, 2011, as compared to the same periods in 2010. The decrease in income before income taxes for the third quarter was primarily due to unfavorable claims experience over the prior period in South Africa, Latin America, India and the Middle East. The increase in income before income taxes for the first nine months was primarily due to an increase in net premiums in the UK, South Africa, Spain, India and the Middle East offset by unfavorable claims experience in South Africa, Latin America and the Middle East. Favorable foreign currency exchange fluctuations contributed to an increase to income before income taxes totaling approximately $0.7 million and $2.6 million for the third quarter and first nine months of 2011, respectively.

Net premiums increased $53.1 million, or 22.8%, and $177.7 million, or 26.9%, for the three and nine months ended September 30, 2011, as compared to the same periods in 2010. Net premiums increased as a result of new business from both new and existing treaties including an increase associated with reinsurance of longevity risk in the UK of $15.9 million and $47.1 million for the third quarter and first nine months of 2011, respectively. During 2011, there were favorable foreign currency exchange fluctuations, particularly with the British pound, the euro and the South African rand strengthening against the U.S. dollar when compared to the same periods in 2010, which increased net premiums by approximately $9.2 million and $40.4 million in the third quarter and first nine months of 2011, respectively, as compared to the same periods in 2010.

A portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage, primarily in the UK. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Net premiums earned from this coverage totaled $59.7 million and $57.3 million in the third quarter of 2011 and 2010, respectively, and $183.3 million and $166.0 million for the nine months ended September 30, 2011 and 2010, respectively. Premium levels can be significantly influenced by currency fluctuations, large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.

Net investment income increased $2.0 million, or 23.0%, and $5.8 million, or 23.4%, for the three and nine months ended September 30, 2011, as compared to the same periods in 2010. These increases were primarily due to growth of 40.6% in the invested asset base partially offset by a lower investment yield. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support segment operations.

Loss ratios were 87.0% and 83.0% for the third quarter of 2011 and 2010, respectively, and 84.6% and 81.6% for the nine months ended September 30, 2011 and 2010, respectively. The increases in the loss ratios for the third quarter and first nine months of 2011 were due to unfavorable claims experience, primarily in South Africa, Latin America and the Middle East. Although reasonably predictable over a period of years, claims can be volatile over shorter periods. Management views recent experience as normal short-term volatility that is inherent in the business.

Policy acquisition costs and other insurance expenses as a percentage of net premiums were 3.7% and 5.2% for the third quarter of 2011 and 2010, respectively, and 3.9% and 5.4% for the nine months ended September 30, 2011 and 2010, respectively. The decrease in 2011 policy acquisition costs and other insurance expenses is related to a decrease in the amortization of deferred acquisition costs affected by the mix of business, primarily in the UK. These percentages fluctuate due to timing of client company reporting, variations in the mixture of business being reinsured and the relative maturity of the business. In addition, as the segment grows, renewal premiums, which have lower allowances than first-year premiums, represent a greater percentage of the total net premiums.

Other operating expenses increased $3.4 million, or 15.9%, and $10.9 million, or 16.7%, for the three and nine months ended September 30, 2011, as compared to the same periods in 2010. Other operating expenses as a percentage of net premiums totaled 8.6% and 9.1% for the third quarter of 2011 and 2010, respectively, and 9.1% and 9.9% for the nine months ended September 30, 2011 and 2010, respectively. The 2011 decrease in other operating expenses as a percentage of net premiums compared to the same periods in 2010 is due to the sustained growth in net premiums for the segment.

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

(dollars in thousands)	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Revenues:
Net premiums	$328,259	$273,825	$956,132	$816,521
Investment income, net of related expenses	21,133	17,042	62,169	51,555
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	—	—	—	—
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	—	—	—
Other investment related gains (losses), net	(173)	1,326	468	3,839

Total investment related gains (losses), net	(173)	1,326	468	3,839
Other revenues	8,557	7,462	24,332	19,777

Total revenues	357,776	299,655	1,043,101	891,692

Benefits and expenses:
Claims and other policy benefits	254,739	220,867	770,031	648,457
Interest credited	280	—	895	—
Policy acquisition costs and other insurance expenses	45,409	27,373	130,369	96,964
Other operating expenses	27,598	22,932	78,814	67,582

Total benefits and expenses	328,026	271,172	980,109	813,003

Income before income taxes	$29,750	$28,483	$62,992	$78,689

Income before income taxes increased $1.3 million, or 4.4%, and decreased $15.7 million, or 19.9%, for the three and nine months ended September 30, 2011, as compared to the same periods in 2010. The increase in income before income taxes for the third quarter is primarily due to higher premiums in Australia and New Zealand and favorable claims experience in Japan. The decrease in income for the first nine months was affected by $6.5 million in estimated net losses from the Japan and New Zealand earthquakes and adverse claims experience in certain other locations, partially offset by the favorable experience during the third quarter. Additionally, foreign currency exchange fluctuations resulted in increases to income before income taxes totaling approximately $3.7 million and $5.9 million for the third quarter and first nine months of 2011, respectively.

Net premiums increased $54.4 million, or 19.9%, and $139.6 million, or 17.1%, for the three and nine months ended September 30, 2011, as compared to the same periods in 2010. Premiums in the third quarter and first nine months of 2011 increased for most markets due to new treaties and increased production under existing treaties. The strengthening of local currencies against the U.S. dollar resulted in an increase in net premiums of approximately $33.9 million and $99.0 million for the third quarter and first nine months of 2011, respectively, as compared to the same periods in 2010.

A portion of net premiums relates to reinsurance of critical illness coverage. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Reinsurance of critical illness in the Asia Pacific operations is offered primarily in South Korea, Australia and Hong Kong. Net premiums earned from this coverage totaled $30.1 million and $46.0 million in the third quarter of 2011 and 2010, respectively and $116.8 million and $133.9 million for the first nine months of 2011 and 2010, respectively. Premium levels can be significantly influenced by currency fluctuations, large transactions and reporting practices of ceding companies and can fluctuate from period to period.

Net investment income increased $4.1 million, or 24.0%, and $10.6 million, or 20.6%, for the three and nine months ended September 30, 2011, as compared to the same periods in 2010. These increases were primarily due to growth in assets related to asset-intensive treaties. Also contributing to the increases were favorable changes in foreign currency exchange fluctuations of $1.7 million and $4.3 million in the third quarter and first nine months of 2011, respectively. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support segment operations. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.

Other revenues increased $1.1 million, or 14.7%, and $4.6 million, or 23.0%, for the three and nine months ended September 30, 2011, as compared to the same periods in 2010. The primary source of other revenues is fees from financial reinsurance treaties in Japan. The increase in other revenues for the third quarter and first nine months is primarily due to a new financial reinsurance treaty executed in 2011. At September 30, 2011 and 2010, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, was $181.6 million and $380.8 million, respectively. The decrease in pre-tax statutory surplus was due to the expiration of a treaty in 2011. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and, therefore, can fluctuate from period to period.

Loss ratios for this segment were 77.6% and 80.7% for the third quarter of 2011 and 2010, respectively, and 80.5% and 79.4% for the nine months ended September 30, 2011 and 2010, respectively. The decrease in the loss ratio for the third quarter was due to more favorable claims experience in Japan. The increase in the first nine months of 2011, compared to 2010, was due to high individual life claims in Australia and the estimated losses from the Japan and New Zealand earthquakes. Although reasonably predictable over a period of years, claims can be volatile over shorter periods. Management views recent experience as normal short-term volatility that is inherent in the business. Loss ratios will fluctuate due to timing of client company reporting, variations in the mixture of business and the relative maturity of the business.

Interest credited expense increased $0.3 million and $0.9 million for the third quarter and first nine months of 2011, as compared to the same periods in 2010. The increase is due to contractual interest related to a new asset-intensive treaty in Japan.

Policy acquisition costs and other insurance expenses as a percentage of net premiums were 13.8% and 10.0% for the third quarter of 2011 and 2010, respectively, and 13.6% and 11.9% for the nine months ended September 30, 2011 and 2010, respectively. The ratio of policy acquisition costs and other insurance expenses as a percentage of net premiums should generally decline as the business matures; however, the percentage does fluctuate periodically due to timing of client company reporting and variations in the mixture of business.

Other operating expenses increased $4.7 million, or 20.3%, and $11.2 million, or 16.6%, for the three and nine months ended September 30, 2011, as compared to the same periods in 2010. Foreign currency exchange fluctuations contributed approximately $1.5 million and $4.0 million to the increase in operating expenses in the third quarter and first nine months of 2011, respectively. Other operating expenses as a percentage of net premiums totaled 8.4% for both the third quarter of 2011 and 2010, and 8.2% and 8.3% for the nine months ended September 30, 2011 and 2010, respectively. The timing of premium flows and the level of costs associated with the entrance into and development of new markets in the growing Asia Pacific segment may cause other operating expenses as a percentage of net premiums to fluctuate over time.

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

(dollars in thousands)	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Revenues:
Net premiums	$2,086	$2,167	$6,461	$5,524
Investment income, net of related expenses	31,015	28,616	91,762	77,770
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(5,744)	(2,281)	(6,130)	(12,225)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	1,390	(823)	(383)	1,327
Other investment related gains (losses), net	(7,440)	1,647	8,314	(733)

Total investment related gains (losses), net	(11,794)	(1,457)	1,801	(11,631)
Other revenues	50,894	2,752	62,475	6,187

Total revenues	72,201	32,078	162,499	77,850

Benefits and expenses:
Claims and other policy benefits	(119)	141	571	170
Interest credited	(1)	—	(1)	13
Policy acquisition costs and other insurance expenses (income)	(14,716)	(13,658)	(41,590)	(40,267)
Other operating expenses	8,964	12,421	44,034	37,274
Interest expense	27,025	25,191	77,412	65,781
Collateral finance facility expense	3,069	2,041	9,372	5,807

Total benefits and expenses	24,222	26,136	89,798	68,778

Income before income taxes	$47,979	$5,942	$72,701	$9,072

Income before income taxes increased $42.0 million and $63.6 million for the three and nine months ended September 30, 2011, as compared to the same periods in 2010. The increase for the third quarter was primarily due to a $48.1 million increase in other revenues partially offset by an increase in investment related losses of $10.3 million. The increase for the first nine months is primarily due to a $56.3 million increase in other revenues, a $14.0 million increase in investment income and a $13.4 million improvement in investment related gains (losses) partially offset by an $11.6 million increase in interest expense and a $6.8 million increase in other operating expenses.

Total revenues increased $40.1 million, or 125.1%, and $84.6 million, or 108.7%, for the three and nine months ended September 30, 2011, as compared to the same periods in 2010. The increase for the third quarter was primarily due to a $48.1 million increase in other revenues related to gains on the repurchase of collateral finance facility securities of $50.9 million. The increase in revenues for the third quarter was partially offset by a decrease in gains on investment security sales and increased investment impairments. The increase in revenues for the first nine months was largely due a $56.3 million increase in other revenues related to gains on the repurchase of collateral finance facility securities of $55.8 million, a $14.0 million increase in investment income, primarily due to growth in the invested asset base, and a $13.4 million improvement in investment related gains (losses) which reflects an increase in net gains from the sale of investment securities.

Total benefits and expenses decreased $1.9 million, or 7.3%, and increased $21.0 million, or 30.6%, for the three and nine months ended September 30, 2011, as compared to the same periods in 2010. The decrease for the third quarter was primarily due to a $3.5 million decrease in other operating expenses related to employee compensation offset by a $1.8 million increase in interest expense related to a higher level of outstanding debt and a $1.0 million increase in collateral finance facility expense related to a collateral financing arrangement with an international bank executed in the fourth quarter of 2010. The increase for the first nine months was primarily due to an increase in interest expense related to higher interest provisions for income taxes related to uncertain tax positions of $9.8 million and interest on a higher level of outstanding debt. Collateral finance facility expense increased $3.6 million related to the previously mentioned collateral financing arrangement. Also contributing to the increase in benefits and expenses for the first nine months was a loss associated with the redemption and remarketing associated with Preferred Income Equity Redeemable Securities (“PIERS”) of $4.4 million which is included in other operating expenses. This loss reflects the recognition of the unamortized issuance costs of the original preferred securities.

Liquidity and Capital Resources

Current Market Environment

The third quarter of 2011 was particularly volatile for the equity markets due to the slow recovery of the U.S. economy, the reduction in the credit rating of U.S. sovereign debt by Standard & Poor’s, and financial distress of certain European countries which continues to create volatility and uncertainty in the global financial markets.

The current interest rate environment is negatively affecting the Company’s earnings. Investment yield has decreased 34 basis points for the nine months ended September 30, 2011 as compared to the same period in 2010. In addition, the Company’s insurance liabilities, in particular its annuity products, are sensitive to changing market factors. Unfavorable market performance has contributed to a decrease in earnings on the Company’s annuity products, particularly with variable annuities that contain embedded derivatives. Results of operations in the first nine months of 2011 and 2010 reflect unfavorable changes in the value of embedded derivatives as credit spreads have widened during both periods. However, gross unrealized gains on investment securities have improved from $1,541.7 million at September 30, 2010 to $1,928.6 million at September 30, 2011, while gross unrealized losses have not changed significantly during the same time period. The increase in the gross unrealized gains is due to the widening credit spreads and lower interest rates.

The Company continues to be in a position to hold its investment securities until recovery, provided it remains comfortable with the credit of the issuers. Gross unrealized gains on investment securities of $1.9 billion are well in excess of gross unrealized losses of $0.3 billion as of September 30, 2011. Historically low interest rates continued to put pressure on the Company’s investment yield. If interest rates remain at current levels for the next five years, investment yield would gradually drop by an estimated 50 basis points over that five-year period, which would, in turn, reduce returns on equity as excess cash flows would be reinvested at lower yields. All else equal, those projected returns would decline between 15 and 20 basis points in 2012 and around 50 basis points by the end of 2016.The Company does not rely on short-term funding or commercial paper, and therefore, to date, it has experienced no liquidity pressure, nor does it anticipate such pressure in the foreseeable future. The Company has selectively reduced its exposure to distressed security issuers through security sales.

The Company projects its reserves to be sufficient and it would not expect to write down deferred acquisition costs or be required to take any actions to augment capital, even if interest rates remain at current levels for the next five years. While the Company has felt the pressures of sustained low interest rates and volatile equity markets and may continue to do so, its business is not overly sensitive to these risks due to its relatively low levels of asset leverage and annuity business. Although management believes the Company’s current capital base is adequate to support its business at current operating levels, it continues to monitor new business opportunities and any associated new capital needs that could arise from the changing financial landscape.

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

In anticipation of the redemption and remarketing of RGA’s trust preferred securities discussed below, RGA purchased 3.0 million shares of its outstanding common stock from MetLife, Inc. on February 15, 2011, at a price of $61.14 per share, reflecting the closing price of the Company’s common stock on February 14, 2011. The purchased common shares have been placed into treasury for general corporate purposes.

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

During the third quarter of 2011, RGA repurchased 838,362 shares of common stock under a previously approved stock repurchase program for $43.1 million. The common shares repurchased have been placed into treasury to be used for general corporate purposes.

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

Cash Flows

The Company’s net cash flows provided by operating activities for the nine months ended September 30, 2011 and 2010 were $834.0 million and $1,330.3 million, respectively. Cash flows from operating activities are affected by the timing of premiums received, claims paid, and working capital changes. The $496.3 million net decrease in operating cash flows during the nine months of 2011 compared to the same period in 2010 was primarily a result of cash outflows related to claims, acquisition costs, income taxes and other operating expenses increasing more than cash inflows related to premiums and investment income. Cash from premiums and investment income increased $539.8 million and $97.5 million, respectively, but was more offset by higher cash outlays of $1,133.6 million for the current nine month period. The Company believes the short-term cash requirements of its business operations will be sufficiently met by the positive cash flows generated. Additionally, the Company believes it maintains a high quality fixed maturity portfolio that can be sold, if necessary, to meet the Company’s short- and long-term obligations.

Net cash used in investing activities for the nine months ended September 30, 2011 and 2010 was $738.8 million and $1,209.4 million, respectively. The sales and purchases of fixed maturity securities are related to the management of the Company’s investment portfolios and the investment of excess cash generated by operating and financing activities.

Net cash provided by (used in) financing activities for the nine months ended September 30, 2011 and 2010 was $252.4 million and $(13.2) million, respectively. The increase in cash provided by financing activities is primarily due to $394.4 million in net proceeds from the issuance of $400 million in Senior Notes in May 2011, as discussed below, and increased deposits of $198.4 million and reduced withdrawals of $128.7 million, under investment-type contracts largely offset by increased purchases of treasury stock of $379.6 million. Also reflected in the net cash provided by (used in) financing activities is cash used due to the maturity of trust preferred securities of $159.5 million and the repurchase of collateral finance facility securities of $111.8 million as discussed below, partially offset by the proceeds from the redemption and remarketing of trust preferred securities which provided cash of $154.6 million.

Debt and Preferred Securities

As of September 30, 2011 and December 31, 2010, the Company had $1,614.5 million and $1,216.4 million, respectively, in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements.

The Company maintains a syndicated revolving credit facility with an overall capacity of $750.0 million that expires in September 2012. The Company may borrow cash and may obtain letters of credit in multiple currencies under this facility. As of September 30, 2011, the Company had no cash borrowings outstanding and $213.9 million in issued, but undrawn, letters of credit under this facility. As of September 30, 2011, the average interest rate on long-term and short-term debt outstanding was 6.04%.

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

In the three and nine months ended September 30, 2011, respectively, the Company repurchased $156.8 million and $169.5 million face amount of the Timberlake Financial notes for $104.2 million and $111.8 million, which was the market value at the date of the purchases. The notes were purchased by RGA Reinsurance. As a result, the Company recorded pre-tax gains of $50.9 million and $55.8, after fees, in other revenues in the three and nine months ended September 30, 2011, respectively.

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

The Company’s liquidity position (cash and cash equivalents and short-term investments) was $884.4 million and $582.0 million at September 30, 2011 and December 31, 2010, respectively. Liquidity needs are determined from valuation analyses conducted by operational units and are driven by product portfolios. Periodic evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.

The Company periodically sells investment securities under agreements to repurchase the same securities. These arrangements are used for purposes of short-term financing. There were no securities subject to these agreements outstanding at September 30, 2011 or December 31, 2010. The book value of securities subject to these agreements, if any, are included in fixed maturity securities while the repurchase obligations would be reported in other liabilities in the condensed consolidated balance sheets. The Company also occasionally enters into arrangements to purchase securities under agreements to resell the same securities. Amounts outstanding, if any, are reported in cash and cash equivalents on the Company’s condensed consolidated balance sheets. These agreements are primarily used as yield enhancement alternatives to other cash equivalent investments. There were no amounts outstanding at September 30, 2011 or December 31, 2010. The Company participates in a securities borrowing program whereby securities, which are not reflected on the Company’s condensed consolidated balance sheets, are borrowed from a third party. The Company is required to maintain a minimum of 100% of the market value of the borrowed securities as collateral. The Company had borrowed securities with an amortized cost of $150.0 million and a market value of $149.1 million as of September 30, 2011. The borrowed securities are used to provide collateral under an affiliated reinsurance transaction. There were no securities borrowed as of December 31, 2010.

RGA Reinsurance is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and holds $18.9 million of common stock in the FHLB, which is included in other invested assets on the Company’s condensed consolidated balance sheets. RGA Reinsurance occasionally enters into traditional funding agreements with the FHLB and had no outstanding traditional funding agreements with the FHLB at September 30, 2011 and December 31, 2010. The Company’s average outstanding balance of traditional funding agreements was $31.0 million during the first nine months of 2011. The Company’s average outstanding balance of traditional funding agreements during the first nine months of 2010 was not material. Interest on traditional funding agreements with the FHLB is reflected in interest expense on the Company’s condensed consolidated statements of income.

In addition, RGA Reinsurance has also entered into funding agreements with the FHLB under guaranteed investment contracts whereby RGA Reinsurance has issued the funding agreements in exchange for cash and for which the FHLB has been granted a blanket lien on RGA Reinsurance’s commercial and residential mortgage-backed securities and commercial mortgage loans used to collateralize RGA Reinsurance’s obligations under the funding agreements. RGA Reinsurance maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreements represented by this blanket lien provide that upon any event of default by RGA Reinsurance, the FHLB’s recovery is limited to the amount of RGA Reinsurance’s liability under the outstanding funding agreements. The amount of the Company’s liability for the funding agreements with the FHLB under guaranteed investment contracts was $199.3 million at both September 30, 2011 and December 31, 2010, which is included in interest sensitive contract liabilities. The advances on these agreements are collateralized primarily by commercial and residential mortgage-backed securities and commercial mortgage loans.

Investments

The Company had total cash and invested assets of $25.1 billion and $23.1 billion at September 30, 2011 and December 31, 2010, respectively, as illustrated below (dollars in thousands):

	September 30, 2011	December 31, 2010
Fixed maturity securities, available-for-sale	$15,557,032	$14,304,597
Mortgage loans on real estate	934,694	885,811
Policy loans	1,228,890	1,228,418
Funds withheld at interest	5,445,886	5,421,952
Short-term investments	81,747	118,387
Other invested assets	1,020,043	707,403
Cash and cash equivalents	802,651	463,661

Total cash and invested assets	$25,070,943	$23,130,229

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

	Three months ended September 30,			Nine months ended September 30,
	2011	2010	Increase/ (Decrease)	2011	2010	Increase/ (Decrease)
Average invested assets at amortized cost	$17,683,301	$15,763,396	12.2%	$17,071,468	$15,205,358	12.3%
Net investment income	229,373	218,546	5.0%	678,009	642,144	5.6%
Investment yield (ratio of net investment income to average invested assets)	5.29%	5.66%	(37) bps	5.33%	5.67%	(34) bps

The current interest rate environment is negatively affecting the Company’s earnings. Investment yield decreased for the three months ended September 30, 2011 due primarily to slightly lower yields on several asset classes including fixed maturity securities, mortgage loans and policy loans. The lower yields are due primarily to a lower interest rate environment which decreases the yield on new investment purchases. All investments held by RGA and its subsidiaries are monitored for conformance to the qualitative and quantitative limits prescribed by the applicable jurisdiction’s insurance laws and regulations. In addition, the operating companies’ boards of directors periodically review their respective investment portfolios. The Company’s investment strategy is to maintain a predominantly investment-grade, fixed maturity portfolio, to provide adequate liquidity for expected reinsurance obligations, and to maximize total return through prudent asset management. The Company’s asset/liability duration matching differs between operating segments. Based on Canadian reserve requirements, the Canadian liabilities are matched with long-duration Canadian assets. The duration of the Canadian portfolio exceeds twenty years. The average duration for all portfolios, when consolidated, ranges between eight and ten years. See Note 4 – “Investments” in the Notes to Consolidated Financial Statements of the 2010 Annual Report for additional information regarding the Company’s investments.

Fixed Maturity and Equity Securities Available-for-Sale

The following tables provide information relating to investments in fixed maturity securities and equity securities by sector as of September 30, 2011 and December 31, 2010 (dollars in thousands):

September 30, 2011:	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	% of Total	Other-than- temporary impairments in AOCI
Available-for-sale:
Corporate securities	$7,277,255	$642,734	$139,062	$7,780,927	50.0%	$—
Canadian and Canadian provincial governments	2,371,738	1,021,793	17	3,393,514	21.8	—
Residential mortgage-backed securities	1,238,863	84,856	15,945	1,307,774	8.4	(740)
Asset-backed securities	412,468	12,638	52,149	372,957	2.4	(5,602)
Commercial mortgage-backed securities	1,330,302	79,539	82,847	1,326,994	8.5	(11,638)
U.S. government and agencies	224,704	33,444	65	258,083	1.7	—
State and political subdivisions	182,570	23,061	2,297	203,334	1.3	—
Other foreign government securities	888,999	25,943	1,493	913,449	5.9	—

Total fixed maturity securities	$13,926,899	$1,924,008	$293,875	$15,557,032	100.0%	$(17,980)

Non-redeemable preferred stock	$97,391	$3,599	$7,399	$93,591	73.9%
Other equity securities	33,604	963	1,566	33,001	26.1

Total equity securities	$130,995	$4,562	$8,965	$126,592	100.0%

December 31, 2010:	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	% of Total	Other-than- temporary impairments in AOCI
Available-for-sale:
Corporate securities	$6,826,937	$436,384	$107,816	$7,155,505	50.0%	$—
Canadian and Canadian provincial governments	2,354,418	672,951	3,886	3,023,483	21.1	—
Residential mortgage-backed securities	1,443,892	55,765	26,580	1,473,077	10.3	(1,650)
Asset-backed securities	440,752	12,001	61,544	391,209	2.7	(4,963)
Commercial mortgage-backed securities	1,353,279	81,839	97,265	1,337,853	9.4	(10,010)
U.S. government and agencies	199,129	7,795	708	206,216	1.4	—
State and political subdivisions	170,479	2,098	8,117	164,460	1.2	—
Other foreign government securities	556,136	4,304	7,646	552,794	3.9	—

Total fixed maturity securities	$13,345,022	$1,273,137	$313,562	$14,304,597	100.0%	$(16,623)

Non-redeemable preferred stock	$100,718	$4,130	$5,298	$99,550	71.0%
Other equity securities	34,832	6,100	271	40,661	29.0

Total equity securities	$135,550	$10,230	$5,569	$140,211	100.0%

The tables above exclude fixed maturity securities posted by the Company as collateral to counterparties with an amortized cost of $19.1 million and $46.9 million, and an estimated fair value of $21.3 million and $48.2 million, as of September 30, 2011 and December 31, 2010 respectively, which are included in other invested assets in the consolidated balance sheets.

The Company’s fixed maturity securities are invested primarily in corporate bonds, mortgage- and asset-backed securities, and U.S. and Canadian government securities. As of September 30, 2011 and December 31, 2010, approximately 95.5% and 95.0%, respectively, of the Company’s consolidated investment portfolio of fixed maturity securities were investment grade.

Important factors in the selection of investments include diversification, quality, yield, total rate of return potential and call protection. The relative importance of these factors is determined by market conditions and the underlying product or portfolio characteristics. Cash equivalents are primarily invested in high-grade money market instruments. The largest asset class in which fixed maturity securities were invested was corporate securities, which represented approximately 50.0% of total fixed maturity securities as of September 30, 2011 and December 31, 2010. The tables below show the industry types and weighted average credit ratings, which comprise the corporate fixed maturity holdings at September 30, 2011 and December 31, 2010 (dollars in thousands):

September 30, 2011:	Amortized Cost	Estimated Fair Value	% of Total	Average Credit Ratings
Finance	$2,730,488	$2,766,683	35.6%	A
Industrial	3,410,481	3,745,251	48.1	BBB+
Utility	1,128,226	1,260,178	16.2	BBB+
Other	8,060	8,815	0.1	AA

Total	$7,277,255	$7,780,927	100.0%	A–

December 31, 2010:	Amortized Cost	Estimated Fair Value	% of Total	Average Credit Ratings
Finance	$2,782,936	$2,833,022	39.6%	A
Industrial	3,121,326	3,341,104	46.7	BBB+
Utility	908,737	967,017	13.5	BBB+
Other	13,938	14,362	0.2	AA+

Total	$6,826,937	$7,155,505	100.0%	A–

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

The quality of the Company’s available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity security portfolio, at September 30, 2011 and December 31, 2010 was as follows (dollars in thousands):

		September 30, 2011			December 31, 2010
NAIC Designation	Rating Agency Designation	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
1	AAA/AA/A	$9,959,250	$11,450,842	73.6%	$9,697,515	$10,556,941	73.8%
2	BBB	3,187,296	3,402,993	21.9	2,860,603	3,035,593	21.2
3	BB	444,042	423,559	2.7	460,675	450,368	3.2
4	B	229,658	196,617	1.3	239,604	191,287	1.3
5	CCC and lower	78,310	60,014	0.4	63,859	47,493	0.3
6	In or near default	28,343	23,007	0.1	22,766	22,915	0.2

	Total	$13,926,899	$15,557,032	100.0%	$13,345,022	$14,304,597	100.0%

The Company’s fixed maturity portfolio includes structured securities. The following table shows the types of structured securities the Company held at September 30, 2011 and December 31, 2010 (dollars in thousands):

	September 30, 2011		December 31, 2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Residential mortgage-backed securities:
Agency	$596,072	$660,833	$636,931	$668,405
Non-agency	642,791	646,941	806,961	804,672

Total residential mortgage-backed securities	1,238,863	1,307,774	1,443,892	1,473,077
Commercial mortgage-backed securities	1,330,302	1,326,994	1,353,279	1,337,853
Asset-backed securities	412,468	372,957	440,752	391,209

Total	$2,981,633	$3,007,725	$3,237,923	$3,202,139

The residential mortgage-backed securities include agency-issued pass-through securities and collateralized mortgage obligations. A majority of the agency-issued pass-through securities are guaranteed or otherwise supported by the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, or the Government National Mortgage Association. As of September 30, 2011 and December 31, 2010, the weighted average credit rating was “AA” and “AA+,” respectively. The principal risks inherent in holding mortgage-backed securities are prepayment and extension risks, which will affect the timing of when cash will be received and are dependent on the level of mortgage interest rates. Prepayment risk is the unexpected increase in principal payments, primarily as a result of owner refinancing. Extension risk relates to the unexpected slowdown in principal payments. In addition, mortgage-backed securities face default risk should the borrower be unable to pay the contractual interest or principal on their obligation. The Company monitors its mortgage-backed securities to mitigate exposure to the cash flow uncertainties associated with these risks.

As of September 30, 2011 and December 31, 2010, the Company had exposure to commercial mortgage-backed securities with amortized costs totaling $1,674.4 million and $1,834.6 million, and estimated fair values of $1,678.7 million and

$1,818.2 million, respectively. Those amounts include exposure to commercial mortgage-backed securities held directly in the Company’s investment portfolios within fixed maturity securities, as well as securities held by ceding companies that support the Company’s funds withheld at interest investment. The securities are generally highly rated with weighted average S&P credit ratings of approximately “AA-” at both September 30, 2011 and December 31, 2010. During the current quarter, commercial mortgage-backed securities were sold in the portfolios held by ceding companies supporting the funds withheld at interest investments in an effort to reduce exposure to subordinated senior commercial mortgage-backed securities. Reinvestments in the funds withheld at interest portfolios were primarily in collateralized loan obligations and corporate securities. Approximately 43.1% and 54.5%, based on estimated fair value, were classified in the “AAA” category at September 30, 2011 and December 31, 2010, respectively. The decrease in the ratings was primarily attributable to the downgrade by S&P of U.S. government agency securities. The Company recorded $6.6 million and $9.3 million of other-than-temporary impairments in its direct investments in commercial mortgage-backed securities for the third quarter and first nine months ended September 30, 2011, respectively. The Company recorded $2.6 million and $6.6 million of other-than-temporary impairments in its direct investments in commercial mortgage-backed securities for the third quarter and first nine months of 2010, respectively. The following tables summarize the securities by rating and underwriting year at September 30, 2011 and December 31, 2010 (dollars in thousands):

September 30, 2011:	AAA		AA		A
Underwriting Year	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
2005 & Prior	$144,277	$152,768	$105,813	$116,562	$34,150	$33,030
2006	275,552	287,943	55,990	61,997	54,778	55,814
2007	213,210	225,289	28,104	23,053	118,465	120,281
2008	9,133	9,261	54,813	64,141	7,577	8,256
2009	—	—	12,379	13,541	6,997	9,354
2010	27,939	28,206	56,262	60,540	19,475	20,737
2011	20,048	19,348	11,922	12,917	5,761	5,961

Total	$690,159	$722,815	$325,283	$352,751	$247,203	$253,433

	BBB		Below Investment Grade		Total
Underwriting Year	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
2005 & Prior	$32,416	$30,680	$52,459	$40,472	$369,115	$373,512
2006	27,841	25,093	55,134	45,747	469,295	476,594
2007	102,387	104,444	116,843	85,783	579,009	558,850
2008	—	—	24,682	17,481	96,205	99,139
2009	—	—	—	—	19,376	22,895
2010	—	—	—	—	103,676	109,483
2011	—	—	—	—	37,731	38,226

Total	$162,644	$160,217	$249,118	$189,483	$1,674,407	$1,678,699

December 31, 2010:	AAA		AA		A
Underwriting Year	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
2005 & Prior	$261,763	$282,522	$81,795	$85,675	$63,234	$63,491
2006	314,043	328,422	46,372	50,217	48,851	49,949
2007	255,589	270,731	29,493	23,512	92,910	96,790
2008	29,547	33,115	37,291	39,657	7,495	7,886
2009	8,020	7,877	3,088	3,505	6,834	9,675
2010	69,580	68,879	5,193	4,800	10,970	10,928

Total	$938,542	$991,546	$203,232	$207,366	$230,294	$238,719

	BBB		Below Investment Grade		Total
Underwriting Year	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
2005 & Prior	$67,341	$66,392	$56,882	$44,770	$531,015	$542,850
2006	32,651	31,646	56,636	39,127	498,553	499,361
2007	99,796	105,962	125,123	77,459	602,911	574,454
2008	—	—	24,085	15,234	98,418	95,892
2009	—	—	—	—	17,942	21,057
2010	—	—	—	—	85,743	84,607

Total	$199,788	$204,000	$262,726	$176,590	$1,834,582	$1,818,221

Asset-backed securities include credit card and automobile receivables, subprime securities, home equity loans, manufactured housing bonds and collateralized debt obligations. The Company’s asset-backed securities are diversified by issuer and contain both floating and fixed rate securities and had a weighted average credit rating of “AA-” at September 30, 2011 and “AA” at December 31, 2010. The Company owns floating rate securities that represent approximately 15.7% and 17.6% of the total fixed maturity securities at September 30, 2011 and December 31, 2010, respectively. These investments have a higher degree of income variability than the other fixed income holdings in the portfolio due to the floating rate nature of the interest payments. The Company holds these investments to match specific floating rate liabilities primarily reflected in the condensed consolidated balance sheets as collateral finance facility. In addition to the risks associated with floating rate securities, principal risks in holding asset-backed securities are structural, credit and capital market risks. Structural risks include the securities’ priority in the issuer’s capital structure, the adequacy of and ability to realize proceeds from collateral, and the potential for prepayments. Credit risks include consumer or corporate credits such as credit card holders, equipment lessees, and corporate obligors. Capital market risks include general level of interest rates and the liquidity for these securities in the marketplace.

As of September 30, 2011 and December 31, 2010, the Company held investments in securities with subprime mortgage exposure with amortized costs totaling $143.6 million and $155.3 million, and estimated fair values of $106.1 million and $115.8 million, respectively. Those amounts include exposure to subprime mortgages through securities held directly in the Company’s investment portfolios within asset-backed securities, as well as securities backing the Company’s funds withheld at interest investment. The weighted average S&P credit ratings on these securities was approximately “BBB-” at September 30, 2011 and December 31, 2010, respectively. Historically, these securities have been highly rated; however, in recent years have been downgraded by rating agencies. Additionally, the Company has largely avoided directly investing in securities originated since the second half of 2005, which management believes was a period of lessened underwriting quality. While ratings and vintage year are important factors to consider, the tranche seniority and evaluation of forecasted future losses within a tranche is critical to the valuation of these types of securities. The Company recorded $1.1 million and $1.8 million in other-than-temporary impairments in its subprime portfolio during the third quarter and first nine months of 2011, respectively. The Company recorded $2.3 million and $2.7 million in other-than-temporary impairments in its subprime portfolio during the third quarter and first nine months of 2010. The following tables summarize the securities by rating and underwriting year at September 30, 2011 and December 31, 2010 (dollars in thousands):

September 30, 2011:	AAA		AA		A
Underwriting Year	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
2005 & Prior	$6,924	$6,196	$23,312	$21,468	$9,599	$8,773
2006	—	—	2,271	2,109	—	—
2007	—	—	—	—	—	—
2008 - 2011	—	—	—	—	—	—

Total	$6,924	$6,196	$25,583	$23,577	$9,599	$8,773

	BBB		Below Investment Grade		Total
Underwriting Year	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
2005 & Prior	$15,199	$13,253	$72,718	$41,815	$127,752	$91,505
2006	—	—	2,074	3,088	4,345	5,197
2007	—	—	4,602	2,643	4,602	2,643
2008 - 2011	6,893	6,748	—	—	6,893	6,748

Total	$22,092	$20,001	$79,394	$47,546	$143,592	$106,093

December 31, 2010:	AAA		AA		A
Underwriting Year	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
2005 & Prior	$13,343	$12,079	$29,809	$27,746	$10,504	$9,573
2006	—	—	—	—	—	—
2007	—	—	—	—	—	—
2008 - 2010	—	—	—	—	—	—

Total	$13,343	$12,079	$29,809	$27,746	$10,504	$9,573

	BBB		Below Investment Grade		Total
Underwriting Year	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
2005 & Prior	$22,608	$19,213	$71,582	$41,308	$147,846	$109,919
2006	—	—	2,152	2,508	2,152	2,508
2007	—	—	5,279	3,329	5,279	3,329
2008 - 2010	—	—	—	—	—	—

Total	$22,608	$19,213	$79,013	$47,145	$155,277	$115,756

Alternative residential mortgage loans (“Alt-A”) are a classification of mortgage loans where the risk profile of the borrower falls between prime and sub-prime. At September 30, 2011 and December 31, 2010, the Company’s Alt-A residential mortgage-backed securities had an amortized cost of $129.8 million and $145.4 million, respectively, with an unrealized loss of $3.6 million and $2.8 million, respectively. As of September 30, 2011 and December 31, 2010, 37.7% and 54.7%, respectively, of the Alt-A securities were rated “AA” or better. This amount includes securities directly held by the Company and securities backing the Company’s funds withheld at interest investment. The Company recorded $0.1 million in other-than-temporary impairments in its Alt-A portfolio in the first nine months of 2011. The Company recorded $1.7 million of other-than-temporary impairments in the first nine months ended September 30, 2010, in its Alt-A portfolio due primarily to the increased likelihood that some or all of the remaining scheduled principal and interest payments on select securities will not be received.

At September 30, 2011 and December 31, 2010, the Company’s fixed maturity and funds withheld portfolios included approximately $613.2 million and $640.7 million, respectively, in estimated fair value, of securities that are insured by various financial guarantors, or less than five percent of consolidated investments. The securities are diversified between state and political subdivision bonds and asset-backed securities with well diversified collateral pools. The Company held investment-grade securities issued by financial guarantors totaling $4.3 million and $8.3 million in amortized cost at September 30, 2011 and December 31, 2010, respectively.

The Company does not invest in the common equity securities of Fannie Mae and Freddie Mac, both government sponsored entities; however, as of September 30, 2011 and December 31, 2010, the Company held in its general portfolio $51.0 million and $60.1 million, amortized cost in direct exposure in the form of senior unsecured agency and preferred securities. Additionally, as of September 30, 2011 and December 31, 2010, the portfolios held by the Company’s ceding companies that support its funds withheld asset contain approximately $260.8 million and $461.4 million, respectively, in amortized cost of unsecured agency bond holdings and no equity exposure. As of September 30, 2011 and December 31, 2010, indirect exposure in the form of secured, structured mortgaged securities issued by Fannie Mae and Freddie Mac totaled approximately $656.2 million and $859.2 million, respectively, in amortized cost across the Company’s general and funds withheld portfolios. Including the funds withheld portfolios, the Company’s direct holdings in the form of preferred securities had a total amortized cost of $0.7 million at September 30, 2011 and December 31, 2010, respectively.

The Company monitors its fixed maturity securities and equity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, the length of time and the extent to which the market value has been below amortized cost, compliance with covenants, general market conditions and industry sector, current intent and ability to hold securities and various other subjective factors. Based on management’s judgment, securities determined to have an other-than-temporary impairment in value are written down to fair value. The Company recorded $8.8 million and $19.3 million in other-than-temporary impairments in its fixed maturity and equity securities, including $7.7 million and $14.1 million of other-than-temporary impairment losses on Subprime / Alt-A / Other structured securities, in the third quarter and first nine months of 2011, respectively, primarily due to a decline in value of structured securities with exposure to mortgages. The impairment losses on equity securities of $3.7 million in the first nine months of 2011 are primarily due to the financial condition of European financial institutions. The impaired equity securities are hybrid securities that contain equity-like features. The Company recorded $4.9 million and $13.6 million in other-than-temporary impairments in its fixed maturity and equity securities, including $4.9 million and $13.0 million of other-than-temporary impairment losses on Subprime / Alt-A / Other structured securities, in the third quarter and first nine months of 2010, respectively, primarily due to a decline in value of structured securities with exposure to mortgages. The table below summarizes other-than-temporary impairments, net of non-credit adjustments, for the third quarter and first nine months of 2011 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Asset Class	2011	2010	2011	2010
Subprime / Alt-A / Other structured securities	$7,732	$4,867	$14,064	$12,999
Corporate / Other fixed maturity securities	1,090	11	1,604	593
Equity securities	—	—	3,680	32
Other impairments, including change in mortgage loan provision	2,370	5,087	4,980	7,482

Total	$11,192	$9,965	$24,328	$21,106

During the three months ended September 30, 2011 and 2010, the Company sold fixed maturity securities and equity securities with fair values of $57.2 million and $97.6 million at gross losses of $7.2 million and $7.8 million, respectively, or at 88.9% and 92.6% of amortized cost, respectively. During the nine months ended September 30, 2011 and 2010, the Company sold fixed maturity securities and equity securities with fair values of $388.9 million and $497.0 million at gross losses of $20.7 million and $22.0 million, respectively, or at 94.9% and 95.8% of amortized cost, respectively. The Company generally does not engage in short-term buying and selling of securities.

At September 30, 2011 and December 31, 2010, the Company had $302.8 million and $319.1 million, respectively, of gross unrealized losses related to its fixed maturity and equity securities. The distribution of the gross unrealized losses related to these securities is shown below:

	September 30, 2011	December 31, 2010
Sector:
Corporate securities	49%	36%
Canadian and Canada provincial governments	1	1
Residential mortgage-backed securities	5	8
Asset-backed securities	17	19
Commercial mortgage-backed securities	27	31
State and political subdivisions	1	3
Other foreign government securities	—	2

Total	100%	100%

Industry:
Finance	37%	25%
Asset-backed	17	19
Industrial	10	8
Mortgage-backed	33	39
Government	1	6
Utility	2	3

Total	100%	100%

The following table presents total gross unrealized losses for fixed maturity and equity securities as of September 30, 2011 and December 31, 2010, respectively, where the estimated fair value had declined and remained below amortized cost by the indicated amount (dollars in thousands):

	September 30, 2011			December 31, 2010
	Number of Securities	Gross Unrealized Losses	% of Total	Number of Securities	Gross Unrealized Losses	% of Total
Less than 20%	908	$144,445	47.7%	908	$146,404	45.9%
20% or more for less than six months	49	53,176	17.6	14	18,114	5.7
20% or more for six months or greater	54	105,219	34.7	106	154,613	48.4

Total	1,011	$302,840	100.0%	1,028	$319,131	100.0%

As of September 30, 2011 and December 31, 2010, respectively, 67.6% and 66.1% of these gross unrealized losses were associated with investment grade securities. The unrealized losses on these securities decreased as credit spreads have widened and interest rates have declined since December 31, 2010.

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

The following tables present the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for fixed maturity securities and equity securities that have estimated fair values below amortized cost as of September 30, 2011 and December 31, 2010, respectively (dollars in thousands). These investments are presented by class and grade of security, as well as the length of time the related market value has remained below amortized cost.

	Less than 12 months		12 months or greater		Total
September 30, 2011:	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Investment grade securities:
Corporate securities	$928,293	$43,765	$304,544	$70,847	$1,232,837	$114,612
Canadian and Canadian provincial governments	1,982	17	—	—	1,982	17
Residential mortgage-backed securities	117,719	3,135	57,179	10,396	174,898	13,531
Asset-backed securities	63,953	1,558	80,006	30,065	143,959	31,623
Commercial mortgage-backed securities	156,938	10,681	68,236	23,134	225,174	33,815
U.S. government and agencies	1,164	62	—	3	1,164	65
State and political subdivisions	13,811	967	12,476	1,067	26,287	2,034
Other foreign government securities	85,992	657	30,493	836	116,485	1,493

Total investment grade securities	1,369,852	60,842	552,934	136,348	1,922,786	197,190

Non-investment grade securities:
Corporate securities	271,597	15,453	72,395	8,997	343,992	24,450
Residential mortgage-backed securities	13,809	1,149	10,824	1,265	24,633	2,414
Asset-backed securities	2,542	719	21,943	19,807	24,485	20,526
Commercial mortgage-backed securities	32,657	6,571	69,674	42,461	102,331	49,032
State and political subdivisions	3,965	263	—	—	3,965	263

Total non-investment grade securities	324,570	24,155	174,836	72,530	499,406	96,685

Total fixed maturity securities	$1,694,422	$84,997	$727,770	$208,878	$2,422,192	$293,875

Non-redeemable preferred stock	$20,705	$2,565	$18,453	$4,834	$39,158	$7,399
Other equity securities	2,184	806	6,081	760	8,265	1,566

Total equity securities	$22,889	$3,371	$24,534	$5,594	$47,423	$8,965

Total number of securities in an unrealized loss position	606		405		1,011

	Less than 12 months		12 months or greater		Total
December 31, 2010:	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Investment grade securities:
Corporate securities	$1,170,016	$34,097	$368,128	$61,945	$1,538,144	$96,042
Canadian and Canadian provincial governments	118,585	3,886	—	—	118,585	3,886
Residential mortgage-backed securities	195,406	4,986	105,601	13,607	301,007	18,593
Asset-backed securities	23,065	570	131,172	38,451	154,237	39,021
Commercial mortgage-backed securities	132,526	4,143	109,158	29,059	241,684	33,202
U.S. government and agencies	11,839	708	—	—	11,839	708
State and political subdivisions	68,229	2,890	31,426	5,227	99,655	8,117
Other foreign government securities	322,363	3,142	43,796	4,504	366,159	7,646

Total investment grade securities	2,042,029	54,422	789,281	152,793	2,831,310	207,215

Non-investment grade securities:
Corporate securities	58,420	1,832	91,205	9,942	149,625	11,774
Residential mortgage-backed securities	1,162	605	38,206	7,382	39,368	7,987
Asset-backed securities	—	—	23,356	22,523	23,356	22,523
Commercial mortgage-backed securities	—	—	89,170	64,063	89,170	64,063

Total non-investment grade securities	59,582	2,437	241,937	103,910	301,519	106,347

Total fixed maturity securities	$2,101,611	$56,859	$1,031,218	$256,703	$3,132,829	$313,562

Non-redeemable preferred stock	$15,987	$834	$28,549	$4,464	$44,536	$5,298
Other equity securities	6,877	271	318	—	7,195	271

Total equity securities	$22,864	$1,105	$28,867	$4,464	$51,731	$5,569

Total number of securities in an unrealized loss position	520		508		1,028

As of September 30, 2011, the Company does not intend to sell these fixed maturity securities and does not believe it is more likely than not that it will be required to sell these fixed maturity securities before the recovery of the fair value up to the current amortized cost of the investment, which may be maturity. However, unforeseen facts and circumstances may cause the Company to sell fixed maturity securities in the ordinary course of managing its portfolio to meet diversification, credit quality, asset-liability management and liquidity guidelines.

As of September 30, 2011, the Company has the ability and intent to hold the equity securities until the recovery of the fair value up to the current cost of the investment. However, unforeseen facts and circumstances may cause the Company to sell equity securities in the ordinary course of managing its portfolio to meet diversification, credit quality and liquidity guidelines.

As of September 30, 2011 and December 31, 2010, respectively, the Company classified approximately 8.4% and 10.1% of its fixed maturity securities in the Level 3 category (refer to Note 6 – “Fair Value of Financial Instruments” in the Notes to Condensed Consolidated Financial Statements for additional information). These securities primarily consist of private placement corporate securities with an inactive trading market, below investment grade commercial mortgage-backed securities, residential mortgage-backed securities and asset-backed securities with subprime exposure in the Level 3 category due to the current market uncertainty associated with these securities and the Company’s utilization of information from third parties.

Mortgage Loans on Real Estate

Mortgage loans represented approximately 3.7% and 3.8% of the Company’s cash and invested assets as of September 30, 2011 and December 31, 2010, respectively. The Company’s mortgage loan portfolio consists principally of investments in U.S.-based commercial offices, light industrial properties and retail locations. The mortgage loan portfolio is diversified by geographic region and property type.

Valuation allowances on mortgage loans are established based upon losses expected by management to be realized in connection with future dispositions or settlement of mortgage loans, including foreclosures. The valuation allowances are established after management considers, among other things, the value of underlying collateral and payment capabilities of debtors. Any subsequent adjustments to the valuation allowances will be treated as investment gains or losses. Information regarding the Company’s credit quality indicators for the recorded investment in mortgage loans gross of valuation allowances as of September 30, 2011 and 2010 are as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Balance, beginning of period	$7,692	$8,179	$6,239	$5,784
Charge-offs	—	—	(1,157)	—
Provision	2,370	5,089	4,980	7,484

Balance, end of period	$10,062	$13,268	$10,062	$13,268

Information regarding the portion of the Company’s mortgage loans that were impaired as of September 30, 2011 and December 31, 2010 is as follows (dollars in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Carrying Value
September 30, 2011:
Impaired mortgage loans with no valuation allowance recorded	$2,572	$2,572	$—	$2,572
Impaired mortgage loans with valuation allowance recorded	33,623	33,623	6,623	27,000

Total impaired mortgage loans	$36,195	$36,195	$6,623	$29,572

December 31, 2010:
Impaired mortgage loans with no valuation allowance recorded	$16,901	$16,901	$—	$16,901
Impaired mortgage loans with valuation allowance recorded	18,745	18,745	6,239	12,506

Total impaired mortgage loans	$35,646	$35,646	$6,239	$29,407

The Company’s average investment in impaired mortgage loans and the related interest income are reflected in the table below for the periods indicated (dollars in thousands):

	Three Months Ended
	September 30, 2011		September 30, 2010
	Average Investment(1)	Interest Income	Average Investment(1)	Interest Income
Impaired mortgage loans with no valuation allowance recorded	$4,706	$32	$19,253	$159

Impaired mortgage loans with valuation allowance recorded	31,351	202	26,994	253

Total	$36,057	$234	$46,247	$412

	Nine Months Ended
	September 30, 2011		September 30, 2010
	Average Investment(1)	Interest Income	Average Investment(1)	Interest Income
Impaired mortgage loans with no valuation allowance recorded	$11,228	$102	$18,607	$418

Impaired mortgage loans with valuation allowance recorded	25,046	678	20,980	253

Total	$36,274	$780	$39,587	$671

(1)	Average recorded investment represents the average loan balances as of the beginning of period and all subsequent quarterly end of period balances.

The Company did not acquire any impaired mortgage loans during the nine months ended September 30, 2011. The Company had $17.4 million and $15.6 million of mortgage loans, gross of valuation allowances, that were on nonaccrual status at September 30, 2011 and December 31, 2010, respectively.

Policy Loans

Policy loans comprised approximately 4.9% and 5.3% of the Company’s cash and invested assets as of September 30, 2011 and December 31, 2010, respectively, substantially all of which are associated with one client. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. Because policy loans represent premature distributions of policy liabilities, they have the effect of reducing future disintermediation risk. In addition, the Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.

Funds Withheld at Interest

Funds withheld at interest comprised approximately 21.7% and 23.4% of the Company’s cash and invested assets as of September 30, 2011 and December 31, 2010, respectively. For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company, and are reflected as funds withheld at interest on the Company’s condensed consolidated balance sheet. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances with amounts owed to the Company from the ceding company. Interest accrues to these assets at rates defined by the treaty terms. Additionally, under certain treaties the Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. The underlying portfolios also include options related to equity-indexed annuity products. The market value changes associated with these investments have caused some volatility in reported investment income. This is largely offset by a corresponding change in interest credited, with minimal impact on income before taxes. To mitigate risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had an average rating of “A” at September 30, 2011 and December 31, 2010. Certain ceding companies maintain segregated portfolios for the benefit of the Company.

Other Invested Assets

Other invested assets represented approximately 4.1% and 3.1% of the Company’s cash and invested assets as of September 30, 2011 and December 31, 2010, respectively. Other invested assets include equity securities, non-redeemable preferred stocks, limited partnership interests, structured loans and derivative contracts. Carrying values of these assets as of September 30, 2011 and December 31, 2010 are as follows (dollars in thousands):

	September 30, 2011	December 31, 2010
Equity securities	$33,001	$40,661
Non-redeemable preferred stock	93,591	99,550
Limited partnerships	237,966	214,105
Structured loans	289,054	229,583
Derivatives	248,320	34,929
Other	118,111	88,575

Total other invested assets	$1,020,043	$707,403

The Company recorded $3.7 million of other-than-temporary impairments on equity securities in the first nine months of 2011. The Company did not record any other-than-temporary impairments on other invested assets in the first nine months of 2010. The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value at the reporting date plus or minus any collateral posted or held by the Company. The Company had credit exposure related to its derivative contracts, excluding futures, of $15.8 million and $6.3 million at September 30, 2011 and December 31, 2010, respectively.

Contractual Obligations

From December 31, 2010 to September 30, 2011, the Company’s obligation related to its Fixed Rate Trust Preferred Securities, including interest, was reduced by $745.7 million due to the remarketing and subsequent maturity of the securities in 2011. See Note 14 – “Financing Activities and Stock Transactions” in the Notes to Condensed Consolidated Financial Statements for additional information on the Fixed Rate Trust Preferred Securities. In addition, the Company’s obligation related to its collateral finance facility, including interest, was reduced by $182.3 million since December 31, 2010, related to the repurchase of a portion of the outstanding notes as previously discussed. The Company’s obligation for long-term debt, including interest, increased by $582.7 million since December 31, 2010 primarily related to the May 2011 issuance of senior notes as previously discussed. The Company’s obligation for payables for collateral received under derivative transactions increased by $163.3 million since December 31, 2010 due to cash received as collateral on derivative positions. There were no other material changes in the Company’s contractual obligations from those reported in the 2010 Annual Report.

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

Specific risk assessments and descriptions can be found below and in Item 1A – “Risk Factors” the 2010 Annual Report.

Mortality Risk Management

In the event that mortality or morbidity experience develops in excess of expectations, some reinsurance treaties allow for increases to future premium rates. Other treaties include experience refund provisions, which may also help reduce the

Company’s mortality risk. In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of claims paid by ceding reinsurance to other insurance enterprises or retrocessionaires under excess coverage and coinsurance contracts. In individual life markets, the Company retains a maximum of $8.0 million of coverage per individual life. In certain limited situations, due to the acquisition of in force blocks of business, the Company has retained more than $8.0 million per individual life. In total, the Company has identified 16 such cases of over-retained lives, for a total amount of $37.4 million over the Company’s normal retention limit. These amounts include seven cases with $21.1 million of exposure related to second to die policies with coverages split between multiple insureds. The largest amount in excess of the Company’s retention on any one life is $11.5 million. The Company enters into agreements with other reinsurers to mitigate the residual risk related to the over-retained policies. Additionally, due to some lower face amount reinsurance coverages provided by the Company in addition to individual life, such as group life, disability and health, under certain circumstances, the Company could potentially incur claims totaling more than $8.0 million per individual life.

The Company maintains a catastrophe insurance program (“Program”) that renews on September 7th of each year. The current Program began September 7, 2011, and covers events involving 10 or more insured deaths from a single occurrence. The Company retains the first $50 million in claims, the Program covers the next $100 million in claims, and the Company retains all claims in excess of $150 million. The Program covers reinsurance programs worldwide and includes losses due to natural causes and acts of terrorism, including terrorism losses due to nuclear, chemical and/or biological events, but excludes, among other things, losses from pandemics. The Program is insured by 18 insurance companies and Lloyd’s Syndicates, with two entities individually providing more than $10 million of coverage.

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

Generally, RGA’s insurance subsidiaries retrocede amounts in excess of their retention to RGA Reinsurance, Parkway Reinsurance Company, RGA Reinsurance Company (Barbados) Ltd., RGA Americas Reinsurance Company, Ltd., RGA Worldwide Reinsurance Company, Ltd. or RGA Atlantic Reinsurance Company, Ltd. External retrocessions are arranged through the Company’s retrocession pools for amounts in excess of its retention. As of September 30, 2011, all retrocession pool members in this excess retention pool reviewed by the A.M. Best Company were rated “A-,” the fourth highest rating out of fifteen possible ratings, or better. For a majority of the retrocessionaires that were not rated, letters of credit or trust assets have been given as additional security in favor of RGA Reinsurance. In addition, the Company performs annual financial and in force reviews of its retrocessionaires to evaluate financial stability and performance.

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

Market Risk Associated with Annuities with Guaranteed Minimum Benefits:

The Company reinsures variable annuities including those with guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”) and guaranteed minimum withdrawal benefits (“GMWB”). Strong equity markets, increases in interest rates and decreases in volatility will generally decrease the fair value of the liabilities underlying the benefits. Conversely, a decrease in the equity markets along with a decrease in interest rates and an increase in volatility will generally result in an increase in the fair value of the liabilities underlying the benefits, which has the effect of increasing reserves and lowering earnings. The Company maintains a customized dynamic hedging program that is designed to mitigate the risks associated with income volatility around the change in reserves on guaranteed benefits. However, the hedge positions may not fully offset the changes in the carrying value of the guarantees due to, among other things, time lags, high levels of volatility in the equity and derivative markets, extreme swings in interest rates, unexpected contract holder behavior, and divergence between the performance of the underlying funds and hedging indices. These factors, individually or collectively, may have a material adverse effect on the Company’s net income, financial condition or liquidity. The table below provides a summary of variable annuity account values and the fair value of the guaranteed benefits as of September 30, 2011 and December 31, 2010.

(dollars in millions)	September 30, 2011	December 31, 2010
No guarantee minimum benefits	$979.0	$1,156.3
GMDB only	76.1	89.9
GMIB only	5.4	6.3
GMAB only	53.6	64.2
GMWB only	1,523.8	1,735.3
GMDB / WB	428.3	491.6
Other	30.0	35.7

Total variable annuity account values	$3,096.2	$3,579.3

Fair value of liabilities associated with living benefit riders	$306.0	$52.5

There has been no significant change in the Company’s quantitative or qualitative aspects of market risk during the quarter ended September 30, 2011 from that disclosed in the 2010 Annual Report.

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

Deferred Policy Acquisition Costs

In October 2010, the FASB amended the general accounting principles for Financial Services – Insurance as it relates to accounting for costs associated with acquiring or renewing insurance contracts. This amendment clarifies that only those costs that result directly from and are essential to the contract transaction and that would not have been incurred had the contract transaction not occurred can be capitalized. It also defines acquisitions costs as costs that are related directly to the successful acquisitions of new or renewal insurance contracts. The amendment is effective for interim and annual reporting periods beginning after December 15, 2011. The retrospective adoption of this update on January 1, 2012, is expected to result in a reduction in the Company’s deferred acquisition cost asset as well as a decrease in amortization subsequent to adoption due to the reduced deferred acquisition cost asset. There will also be a reduction in the level of future costs the Company defers. The Company is evaluating the full effects of implementing this update, but currently estimates that the retrospective adoption will result in a cumulative effect decrease to the opening balance of retained earnings between 6 and 9 percent of stockholders’ equity in the year of adoption. The Company estimates the adoption of this update will result in a decrease in income before income taxes between 7 and 14 percent in 2012 and in the years preceding to which the retrospective adoption will be applied. The effect of net investment related gains and losses, as well as changes in certain embedded derivatives, including embedded derivatives associated with reinsurance treaties structured on a modified coinsurance or funds withheld basis, as well as embedded derivatives associated with the Company’s reinsurance of equity-indexed annuities and variable annuities with guaranteed minimum benefit riders, can have a volatile effect on income before income taxes. Excluding these items, the Company estimates the adoption of this update will result in a decrease in income before income taxes between 6 and 10 percent in 2012 and in the years preceding to which retrospective adoption will be applied. The estimates of the impact are preliminary and therefore subject to change.

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

There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

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

ITEM 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s 2010 Annual Report.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes RGA’s repurchase activity of its common stock during the quarter ended September 30, 2011:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program
August 1, 2011 – August 31, 2011	217,991	$51.97	217,991	$32,076,744
September 1, 2011 – September 30, 2011	620,371	$51.18	620,371	$323,250

(1)	RGA had $43.4 million remaining under its January 2002 board of directors approved stock repurchase program at the beginning of 2011. Under this repurchase program, RGA was authorized to purchase its common stock in the open market, including pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act. During the third quarter of 2011, RGA repurchased 838,362 shares of common stock under this program for $43.1 million.

ITEM 6.	Exhibits

See index to exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Reinsurance Group of America, Incorporated

By:	/s/ A. Greig Woodring November 4, 2011
A. Greig Woodring
President & Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jack B. Lay November 4, 2011
Jack B. Lay
Senior Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K filed November 25, 2008.

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 of Current Report on Form 8-K filed November 25, 2008.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at December 31, 2010 and September 30, 2011, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2010 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements for the nine months ended September 30, 2011. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act or the Exchange Act, or otherwise subject to liability under those sections, except as shall be expressly set forth by specific reference in such filing.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document