Form 10-K
period 2011-12-31
REINSURANCE GROUP OF AMERICA INC
filed 2012-02-29
CIK 898174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

X	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2011

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 1-11848

REINSURANCE GROUP OF AMERICA, INCORPORATED

(Exact name of registrant as specified in its charter)

Missouri	43-1627032
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

1370 Timberlake Manor Parkway, Chesterfield, Missouri	63017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (636) 736-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ✓  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes        No  ✓

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ✓  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ✓  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [✓ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ✓        Accelerated filer              Non-accelerated filer        Smaller reporting company

Indicate by check mark whether the registrant is a shell company. Yes        No  ✓

The aggregate market value of the stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2011, as reported on the New York Stock Exchange was approximately $4.5 billion.

As of January 31, 2012, 73,374,919 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Definitive Proxy Statement in connection with the 2012 Annual Meeting of Shareholders (“the Proxy Statement”) which will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended December 31, 2011, are incorporated by reference in Part III of this Form 10-K.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

Item 1.        BUSINESS

A.	Overview

Reinsurance Group of America, Incorporated (“RGA”) is an insurance holding company that was formed on December 31, 1992. The consolidated financial statements herein include the assets, liabilities, and results of operations of RGA, RGA Reinsurance Company (“RGA Reinsurance”), Reinsurance Company of Missouri, Incorporated (“RCM”), RGA Reinsurance Company (Barbados) Ltd. (“RGA Barbados”), RGA Americas Reinsurance Company, Ltd. (“RGA Americas”), RGA Atlantic Reinsurance Company, Ltd. (“RGA Atlantic”), RGA Life Reinsurance Company of Canada (“RGA Canada”), RGA Reinsurance Company of Australia, Limited (“RGA Australia”) and RGA International Reinsurance Company (“RGA International”) as well as several other subsidiaries (collectively, the “Company”).

The Company is primarily engaged in the reinsurance of individual and group coverages for traditional life and health, longevity, disability income, annuity and critical illness products, and financial reinsurance. RGA and its predecessor, the Reinsurance Division of General American Life Insurance Company, a Missouri life insurance company, have been engaged in the business of life and health reinsurance since 1973. The Company’s operations in the U.S. and Canada contributed approximately 65.8% of its consolidated net premiums during 2011. In 1994, the Company began expanding into international markets and now has subsidiaries, branch operations, or representative offices in Australia, Barbados, Bermuda, China, France, Germany, Hong Kong, India, Ireland, Italy, Japan, Mexico, the Netherlands, New Zealand, Poland, Singapore, South Africa, South Korea, Spain, Taiwan, the United Arab Emirates (“UAE”) and the United Kingdom (“UK”). RGA is considered one of the leading life reinsurers in the world based on premiums and the amount of life reinsurance in force. As of December 31, 2011, the Company had approximately $2.7 trillion of life reinsurance in force and $32.1 billion in consolidated assets.

Reinsurance is an arrangement under which an insurance company, the “reinsurer,” agrees to indemnify another insurance company, the “ceding company,” for all or a portion of the insurance risks underwritten by the ceding company. Reinsurance is designed to (i) reduce the net amount at risk on individual risks, thereby enabling the ceding company to increase the volume of business it can underwrite, as well as increase the maximum risk it can underwrite on a single risk; (ii) stabilize operating results by leveling fluctuations in the ceding company’s loss experience; (iii) assist the ceding company in meeting applicable regulatory requirements; and (iv) enhance the ceding company’s financial strength and surplus position.

Life reinsurance primarily refers to reinsurance of individual or group-issued term, whole life, universal life, and joint and last survivor insurance policies. Health reinsurance primarily refers to reinsurance of individual or group health policies. Critical illness reinsurance provides a benefit in the event of the diagnosis of a pre-defined critical illness. Asset-intensive reinsurance primarily refers to reinsurance of annuities and corporate-owned life insurance. Financial reinsurance primarily involves assisting ceding companies in meeting applicable regulatory requirements by enhancing the ceding companies’ financial strength and regulatory surplus position. Financial reinsurance transactions do not qualify as reinsurance under U.S. generally accepted accounting principles (“GAAP”), due to the low-risk nature of the transactions. These transactions are reported in accordance with deposit accounting guidelines. Ceding companies will often contract with more than one reinsurance company to reinsure their automatic business. Group reinsurance and facultative treaties are typically written with one reinsurer.

Reinsurance may be written on an indemnity or an assumption basis; however, the Company has not entered into any assumption reinsurance contracts. Indemnity reinsurance does not discharge a ceding company from liability to the policyholder. A ceding company is required to pay the full amount of its insurance obligations regardless of whether it is entitled or able to receive payments from its reinsurer. In the case of assumption reinsurance, the ceding company is discharged from liability to the policyholder, with such liability passed directly to the reinsurer. Reinsurers also may purchase reinsurance, known as retrocession reinsurance, to transfer their risk exposure. Reinsurance companies enter into retrocession agreements for reasons similar to those that drive primary insurers to purchase reinsurance.

Reinsurance is written on a facultative or automatic treaty basis. Facultative reinsurance is individually underwritten by the reinsurer for each policy to be reinsured, with the pricing and other terms established based upon rates negotiated in advance. Facultative reinsurance is normally purchased by ceding companies for medically impaired lives, unusual risks, or liabilities in excess of the binding limits specified in their automatic reinsurance treaties.

An automatic reinsurance treaty provides that the ceding company will cede risks to a reinsurer on specified blocks of policies where the underlying policies meet the ceding company’s underwriting criteria. In contrast to facultative reinsurance, the reinsurer does not approve each individual policy being reinsured. Automatic reinsurance treaties generally provide that the reinsurer will be liable for a portion of the risk associated with the specified policies written by the ceding company. Automatic reinsurance treaties specify the ceding company’s binding limit, which is the maximum amount of risk on a given life that can be ceded automatically to the reinsurer and that the reinsurer must accept. The binding limit may be stated either as a multiple of the ceding company’s retention or as a stated dollar amount.

Facultative and automatic reinsurance may be written as yearly renewable term, coinsurance, modified coinsurance or coinsurance with funds withheld. Under a yearly renewable term treaty, the reinsurer assumes primarily the mortality or morbidity risk. Under a coinsurance arrangement, depending upon the terms of the contract, the reinsurer may share in the risk of loss due to mortality or morbidity, lapses, and the investment risk, if any, inherent in the underlying policy. Modified coinsurance and coinsurance with funds withheld differs from coinsurance in that the assets supporting the reserves are retained by the ceding company.

Generally, the amount of life and health reinsurance ceded is stated on an excess or a quota share basis. Reinsurance on an excess basis covers amounts in excess of an agreed-upon retention limit. Retention limits vary by ceding company and also may vary by the age or underwriting classification of the insured, the product, and other factors. Under quota share reinsurance, the ceding company states its retention in terms of a fixed percentage of the risk with the remainder to be ceded to one or more reinsurers up to the maximum binding limit.

Reinsurance agreements, whether facultative or automatic, may include recapture rights, which permit the ceding company to reassume all or a portion of the risk formerly ceded to the reinsurer after an agreed-upon period of time (generally 10 years) or in some cases due to changes in the financial condition or ratings of the reinsurer. Recapture of business previously ceded does not affect premiums ceded prior to the recapture of such business, but would reduce premiums in subsequent periods. The potential adverse effects of recapture rights are mitigated by the following factors: (i) recapture rights vary by treaty and the risk of recapture is a factor that is considered when pricing a reinsurance agreement; (ii) ceding companies generally may exercise their recapture rights only to the extent they have increased their retention limits for the reinsured policies; and (iii) ceding companies generally must recapture all of the policies eligible for recapture under the agreement in a particular year if any are recaptured (which prevents a ceding company from recapturing only the most profitable policies). In addition, when a ceding company increases its retention and recaptures reinsured policies, the reinsurer releases the reserves it maintained to support the recaptured portion of the policies.

Reinsurers may place assets in trust to satisfy collateral requirements for certain treaties. Securities with an amortized cost of $1,534.0 million were held in trust for the benefit of certain RGA subsidiaries to satisfy collateral requirements for reinsurance business at December 31, 2011. Additionally, securities with an amortized cost of $2,144.6 million as of December 31, 2011 were held in trust to satisfy collateral requirements under certain third-party reinsurance treaties. Under certain conditions, the Company may be obligated to move reinsurance from one subsidiary of RGA to another subsidiary of RGA or make payments under a given treaty. These conditions include change in control or ratings of the subsidiary, insolvency, nonperformance under a treaty, or loss of the subsidiary’s reinsurance license. If the Company is ever required to perform under these obligations, the risk to the consolidated company under the reinsurance treaties would not change; however, additional capital may be required due to the change in jurisdiction of the subsidiary reinsuring the business and may create a strain on liquidity.

During 2006, RGA’s subsidiary, Timberlake Financial, L.L.C. (“Timberlake Financial”), issued $850.0 million of Series A Floating Rate Insured Notes due June 2036 in a private placement. The notes were issued to fund the collateral requirements for statutory reserves required by the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX) on specified term life insurance policies reinsured by RGA Reinsurance. Proceeds from the notes and the Company’s direct investment in Timberlake Financial were deposited into a series of trust accounts as collateral and are not available to satisfy the general obligations of the Company. As of December 31, 2011, the Company held assets in trust and in custody of $896.1 million for this purpose, which is not included in the assets held in trust amounts above. See Note 14 - “Collateral Finance Facility” in the Notes to Consolidated Financial Statements for additional information on the Timberlake Financial notes.

Some reinsurance agreements give the ceding company the right to force the reinsurer to place assets in trust for the ceding company’s benefit to provide collateral for statutory reserve credits taken by the ceding company, in the event of a downgrade of the reinsurer’s ratings to specified levels, generally non-investment grade levels, or if minimum levels of financial condition are not maintained, or based on certain treaty performance measures. As of December 31, 2011, the Company had approximately $1,277.2 million in statutory reserves associated with these types of treaties. Assets placed in trust continue to be owned by the Company, but their use is restricted based on the terms of the trust agreement.

B. Corporate	Structure

RGA is an insurance holding company, the principal assets of which consist of the common stock of RCM, RGA Barbados, RGA Americas, RGA Canada, RGA International and RGA Atlantic as well as investments in several other wholly-owned subsidiaries. Potential sources of funds for RGA to make stockholder dividend distributions and to fund debt service obligations are dividends and interest paid to RGA by its subsidiaries, securities maintained in its investment portfolio, and proceeds from securities offerings and borrowings. RCM’s primary sources of funds are dividend distributions paid by RGA Reinsurance Company, whose principal source of funds is derived from current operations. Dividends paid by RGA’s reinsurance subsidiaries are subject to regulatory restrictions of the respective governing bodies where each reinsurance subsidiary is domiciled.

The Company has five geographic-based operational segments: U.S., Canada, Europe & South Africa, Asia Pacific and Corporate and Other. These operating segments write reinsurance business that is wholly or partially retained in one or more of RGA’s reinsurance subsidiaries. See “Segments” for more information concerning the Company’s operating segments.

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

Insurer Financial Strength Ratings	A.M. Best Company (1)	Moody’s Investors Service (2)	Standard & Poor’s (3)
RGA Reinsurance Company	A+	A1	AA-
RGA Life Reinsurance Company of Canada	A+	Not Rated	AA-
RGA International Reinsurance Company	Not Rated	Not Rated	AA-
RGA Global Reinsurance Company	Not Rated	Not Rated	AA-
RGA Reinsurance Company of Australia Limited	Not Rated	Not Rated	AA-

(1)	An A.M. Best Company (“A.M. Best”) insurer financial strength rating of “A+ (superior)” is the second highest out of fifteen possible ratings and is assigned to companies that have, in A.M. Best’s opinion, a superior ability to meet their ongoing obligations to policyholders. Financial strength ratings range from “A++ (superior)” to “F (in liquidation)”.

(2)	A Moody’s Investors Service (“Moody’s”) insurer financial strength rating of “A1” (good) is the fifth highest rating out of twenty-one possible ratings and indicates that Moody’s believes the insurance company offers good financial security; however, elements may be present which suggest a susceptibility to impairment sometime in the future.

(3)	A Standard & Poor’s (“S&P”) insurer financial strength rating of “AA-” (very strong) is the fourth highest rating out of twenty-one possible ratings. According to S&P’s rating scale, a rating of “AA-” means that, in S&P’s opinion, the insurer has very strong financial security characteristics.

The ability to write reinsurance partially depends in part on a reinsurer’s financial condition and its financial strength ratings. These ratings are based on a company’s ability to pay policyholder obligations and are not directed toward the protection of investors. A ratings downgrade could adversely affect the Company’s ability to compete. See Item 1A – “Risk Factors” for more on the potential effects of a ratings downgrade.

Regulation

RGA Reinsurance, Parkway Reinsurance Company (“Parkway Re”), Rockwood Reinsurance Company (“Rockwood Re”) and RCM; Timberlake Reinsurance Company II (“Timberlake Re”); RGA Canada; RGA Barbados, RGA Americas, Manor Reinsurance, Ltd. (“Manor Re”), RGA Atlantic and RGA Worldwide Reinsurance Company, Ltd. (“RGA Worldwide”); RGA Global Reinsurance Company, Ltd. (“RGA Global”); RGA Australia; RGA Reinsurance UK Limited, dissolved and business transferred to RGA International on January 1, 2012; RGA International and RGA Reinsurance Company of South Africa, Limited (“RGA South Africa”) are regulated by authorities in Missouri, South Carolina, Canada, Barbados, Bermuda, Australia, the UK, Ireland and South Africa, respectively. RGA Reinsurance, RGA Global and RGA International are also subject to regulations in the other jurisdictions in which they are licensed or authorized to do business. Insurance laws and regulations, among other things, establish minimum capital requirements and limit the amount of dividends, distributions, and intercompany payments affiliates can make without regulatory approval. Additionally, insurance laws and regulations impose restrictions on the amounts and types of investments that insurance companies may hold. In addition, new standards to be imposed upon European insurers by Solvency II, revisions to the insurance laws of Bermuda similar to Solvency II, changes to regulations in Canada and revisions to the insurance holding company laws in the U.S. could, in the near future, affect RGA International, RGA Global, RGA Canada, RGA Reinsurance and other subsidiaries, and the clients of each to varying degrees.

General

The insurance laws and regulations, as well as the level of supervisory authority that may be exercised by the various insurance departments, vary by jurisdiction, but generally grant broad powers to supervisory agencies or regulators to examine and supervise insurance companies and insurance holding companies with respect to every significant aspect of the conduct of the insurance business, including approval or modification of contractual arrangements. These laws and regulations generally require insurance companies to meet certain solvency standards and asset tests, to maintain minimum standards of business conduct, and to file certain reports with regulatory authorities, including information concerning their capital structure, ownership, and financial condition; and subject insurers to potential assessments for amounts paid by guarantee funds. RGA Reinsurance and RCM are subject to the state of Missouri’s adoption of the National Association of Insurance Commissioners (“NAIC”) Model Audit Rule which requires an insurer to have an annual audit by an independent certified public accountant, provide an annual management report of internal control over financial reporting, file the resulting reports with the Director of Insurance and maintain an audit committee. Moreover, the new model insurance holding company standards promulgated by the NAIC during 2010 will likely be adopted by the state of Missouri to become effective in 2013 or 2014. These new standards will permit the Missouri regulator to request and consider, in its regulation of the solvency of and capital standards for RGA Reinsurance and RCM, information about the operations of other subsidiaries of RGA and the extent to which there may be deemed to exist contagion risk posed by those operations.

RGA’s reinsurance subsidiaries are required to file statutory financial statements in each jurisdiction in which they are licensed and may be subject to periodic examinations by the insurance regulators of the jurisdictions in which each is licensed, authorized, or accredited. To date, none of the regulators’ reports related to the Company’s periodic examinations have contained material adverse findings.

Although some of the rates and policy terms of U.S. direct insurance agreements are regulated by state insurance departments, the rates, policy terms, and conditions of reinsurance agreements generally are not subject to regulation by any regulatory authority. The same is true outside of the U.S. In the U.S., however, the NAIC Model Law on Credit for Reinsurance, which has been adopted in most states, imposes certain requirements for an insurer to take reserve credit for risk ceded to a reinsurer. Generally, the reinsurer is required to be licensed or accredited in the insurer’s state of domicile, or post security for reserves transferred to the reinsurer in the form of letters of credit or assets placed in trust. The NAIC Life and Health Reinsurance Agreements Model Regulation, which has been passed in most states, imposes additional requirements for insurers to claim reserve credit for reinsurance ceded (excluding yearly renewable term reinsurance and non-proportional reinsurance). These requirements include bona fide risk transfer, an insolvency clause, written agreements, and filing of reinsurance agreements involving in force business, among other things. Outside of the U.S., rules for reinsurance and requirements for minimum risk transfer are less specific and are less likely to be published as rules, but nevertheless standards can be imposed to varying extents.

Regulation XXX, implemented in the U.S. for various types of life insurance business beginning January 1, 2000, significantly increased the level of reserves that U.S. life insurance and life reinsurance companies must hold on their statutory financial statements for various types of life insurance business, primarily certain level premium term life products. The reserve levels required under Regulation XXX are normally in excess of reserves required under GAAP. In situations where primary insurers have reinsured business to reinsurers that are unlicensed and unaccredited in the U.S., the reinsurer must provide collateral equal to its reinsurance reserves in order for the ceding company to receive statutory financial statement credit. Reinsurers have historically utilized letters of credit for the benefit of the ceding company, or have placed assets in trust for the benefit of the ceding company, or have used other structures as the primary forms of collateral.

RGA Reinsurance is the primary subsidiary of the Company subject to Regulation XXX. In order to manage the effect of Regulation XXX on its statutory financial statements, RGA Reinsurance has retroceded a majority of Regulation XXX reserves to unaffiliated and affiliated unlicensed reinsurers and special purpose reinsurers. RGA Reinsurance’s statutory capital may be significantly reduced if the unaffiliated or affiliated reinsurer is unable to provide the required collateral to support RGA Reinsurance’s statutory reserve credits and RGA Reinsurance cannot find an alternative source for the collateral.

RGA Reinsurance, Parkway Re, Rockwood Re and RCM prepare statutory financial statements in conformity with accounting practices prescribed or permitted by the State of Missouri. Timberlake Re prepares statutory financial statements in conformity with accounting practices prescribed or permitted by the State of South Carolina. Both states require domestic insurance companies to prepare their statutory financial statements in accordance with the NAIC Accounting Practices and Procedures manual subject to any deviations permitted by each state’s insurance commissioner. The Company’s non-U.S. subsidiaries are subject to the regulations and reporting requirements of their respective countries of domicile. In the future, a convergence between U.S. reporting standards and International Financial Reporting Standards may occur, which may affect the presentation of the Company’s financial statements.

Capital Requirements

Risk-Based Capital (“RBC”) guidelines promulgated by the NAIC are applicable to RGA Reinsurance and RCM, and identify minimum capital requirements based upon business levels and asset mix. RGA Reinsurance and RCM maintain capital levels in excess of the amounts required by the applicable guidelines. Timberlake Re, Rockwood Re and Parkway Re’s capital requirements are determined solely by their licensing orders issued by their states of domicile. Pursuant to its licensing order issued by the South Carolina Department of Insurance, Timberlake Re only calculates RBC as a means of demonstrating its ability to pay principal and interest on its surplus note issued to Timberlake Financial. It is not otherwise subject to the RBC guidelines. Similarly, Rockwood Re and Parkway Re are not subject to the requirements of the NAIC’s RBC guidelines. Regulations in international jurisdictions also require certain minimum capital levels, and subject the companies operating there to oversight by the applicable regulatory bodies. RGA’s subsidiaries meet the minimum capital requirements in their respective jurisdictions. The Company cannot predict the effect that any proposed or future legislation or rule making in the countries in which it operates may have on the financial condition or operations of the Company or its subsidiaries.

Insurance Holding Company Regulations

RGA Reinsurance, RCM, Rockwood Re and Parkway Re are subject to regulation under the insurance and insurance holding company statutes of Missouri. The Missouri insurance holding company laws and regulations generally require insurance and reinsurance subsidiaries of insurance holding companies to register and file with the Missouri Department of Insurance, Financial Institutions and Professional Registration (“MDI”), certain reports describing, among other information, their capital structure, ownership, financial condition, certain intercompany transactions, and general business operations. The Missouri insurance holding company statutes and regulations also require prior approval of, or in certain circumstances, prior notice to the MDI of certain material intercompany transfers of assets, as well as certain transactions between insurance companies, their parent companies and affiliates.

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

In addition to RGA Reinsurance, RCM and Parkway Re, RGA Canada, RGA International, RGA Global and other insurance subsidiaries of RGA are subject to various regulations in their respective jurisdictions.

Restrictions on Dividends and Distributions

Current Missouri law, applicable to RCM, and its wholly-owned subsidiary, RGA Reinsurance, permits the payment of dividends or distributions which, together with dividends or distributions paid during the preceding twelve months, do not exceed the greater of (i) 10% of statutory capital and surplus as of the preceding December 31, or (ii) statutory net gain from operations for the preceding calendar year. Any proposed dividend in excess of this amount is considered an “extraordinary dividend” and may not be paid until it has been approved, or a 30-day waiting period has passed during which it has not been disapproved, by the Director of the MDI. Additionally, dividends may be paid only to the extent the insurer has unassigned surplus (as opposed to contributed surplus). Pursuant to these restrictions, RCM’s and RGA Reinsurance’s allowable dividends without prior approval for 2012 are approximately $147.9 million and $151.6 million, respectively. Any dividends paid by RGA Reinsurance would be paid to RCM, which in turn has the ability to pay dividends to RGA. The MDI allows RCM to pay a dividend to RGA to the extent RCM received the dividend from RGA Reinsurance, without limitation related to the level of unassigned surplus. Historically, RGA has not relied upon dividends from its subsidiaries to fund its obligations. However, the regulatory limitations described here could limit the Company’s financial flexibility in the future should it choose to or need to use subsidiary dividends as a funding source for its obligations.

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

Pursuant to the South Carolina Director of Insurance, Timberlake Re may declare dividends after June 2012 subject to a minimum Total Adjusted Capital threshold, as defined by the NAIC’s RBC regulation. As of December 31, 2011, Timberlake Re did not meet the minimum required threshold. Nevertheless, after June 2012 Timberlake Re may pay dividends in accordance with any filed request to make such payments if the South Carolina Director of Insurance has approved such request. Any dividends paid by Timberlake Re would be paid to Timberlake Financial, which in turn is subject to contractual limitations on the amount of dividends it can pay to RCM.

Dividend payments from other subsidiaries are subject to the regulations in the country of domicile.

Default or Liquidation

In the event that RGA defaults on any of its debt or other obligations, or becomes the subject of bankruptcy, liquidation, or reorganization proceedings, the creditors and stockholders of RGA will have no right to proceed against the assets of any of the subsidiaries of RGA. If any of RGA’s reinsurance subsidiaries were to be liquidated or dissolved, the liquidation or dissolution would be conducted in accordance with the rules and regulations of the appropriate governing body in the state or country of the subsidiary’s domicile. The creditors of any such reinsurance company, including, without limitation, holders of its reinsurance agreements and state guaranty associations (if applicable), would be entitled to payment in full from such assets before RGA, as a direct or indirect stockholder, would be entitled to receive any distributions or other payments from the remaining assets of the liquidated or dissolved subsidiary.

Federal Regulation

With enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act during 2010, discussions will continue in the Congress of the United States concerning the future of the McCarran-Ferguson Act, which exempts the “business of insurance” from most federal laws, including anti-trust laws, to the extent such business is subject to state regulation. With the McCarran-Ferguson Act exemption for the business of insurance, a reinsurer may set rate, underwriting and claims handling standards for its ceding company clients to follow. Judicial decisions narrowing the definition of what constitutes the “business of insurance” and repeal or modification of the McCarran-Ferguson Act may limit the ability of the Company, and RGA Reinsurance in particular, to share information with respect to matters such as rate setting, underwriting, and claims management. Likewise, discussions may again resume in the Congress of the United States concerning potential future regulation of insurance and reinsurance at the Federal level. It is not possible to predict the effect of such decisions or changes in the law on the operation of the Company, but it is now more likely than in the past that insurance or reinsurance may be regulated at the Federal level in the U.S. The impact of the U.S. Federal Government’s involvement in insurance or reinsurance regulation may have the effect of allowing foreign competitors to provide reinsurance to U.S. insurers with reduced collateral requirements. This may ultimately lower the cost at which RGA Reinsurance’s competitors are able to provide reinsurance to U.S. insurers.

Environmental Considerations

Federal, state and local environmental laws and regulations apply to the Company’s ownership and operation of real property. Inherent in owning and operating real property are the risks of hidden environmental liabilities and the costs of any required clean-up. Under the laws of certain states, contamination of a property may give rise to a lien on the property to secure recovery of the costs of clean-up. In several states, this lien has priority over the lien of an existing mortgage against such property. In addition, in some states and under the federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”), the Company may be liable, in certain circumstances, as an “owner” or “operator,” for costs of cleaning-up releases or threatened releases of hazardous substances at a property mortgaged to it. The Company also risks environmental liability when it forecloses on a property mortgaged to it, although Federal legislation provides for a safe harbor from CERCLA liability for secured lenders that foreclose and sell the mortgaged real estate, provided that certain requirements are met. However, there are circumstances in which actions taken could still expose the Company to CERCLA liability. Application of various other federal and state environmental laws could also result in the imposition of liability on the Company for costs associated with environmental hazards.

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

Underwriting

Facultative.    The Company has developed underwriting policies, procedures and standards with the objective of controlling the quality of business written as well as its pricing. The Company’s underwriting process emphasizes close collaboration between its underwriting, actuarial, and administration departments. Management periodically updates these underwriting policies, procedures, and standards to account for changing industry conditions, market developments, and changes occurring in the field of medical technology. These policies, procedures, and standards are documented in electronic underwriting manuals made available to all the Company’s underwriters. The Company regularly performs internal reviews of both its underwriters and underwriting process.

The Company’s management determines whether to accept facultative reinsurance business on a prospective insured by reviewing the application, medical information and other underwriting information appropriate to the age of the prospective insured and the face amount of the application. An assessment of medical and financial history follows with decisions based on underwriting knowledge, manual review and consultation with the Company’s medical directors as necessary. Many facultative applications involve individuals with multiple medical impairments, such as heart disease, high blood pressure, and diabetes, which require a complex underwriting/mortality assessment. To assist its underwriters in making these assessments, the Company employs 13 full-time medical directors as well as 16 medical consultants.

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

Operations

Generally, the Company’s business has been obtained directly, rather than through brokers. The Company has an experienced sales and marketing staff that works to provide responsive service and maintain existing relationships.

The Company’s administration, auditing, valuation and finance departments are responsible for treaty compliance auditing, financial analysis of results, generation of internal management reports, and periodic audits of administrative and underwriting practices. A significant effort is focused on periodic audits of administrative and underwriting practices, and treaty compliance of clients.

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

Customer Base

The Company provides reinsurance products primarily to the largest life insurance companies in the world. In 2011, the Company’s five largest clients generated approximately $1,887.1 million or 24.5% of the Company’s gross premiums. In addition, 15 other clients each generated annual gross premiums of $100.0 million or more, and the aggregate gross premiums from these clients represented approximately 29.0% of the Company’s gross premiums. No individual client generated 10% or more of the Company’s total gross premiums. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.

Competition

Reinsurers compete on the basis of many factors, including financial strength, pricing and other terms and conditions of reinsurance agreements, reputation, service, and experience in the types of business underwritten. The Company’s competition includes other reinsurance companies as well as other providers of financial services. The Company believes that its primary competitors on a global basis are currently the following, or their affiliates: Munich Re, Swiss Re, Hannover Re, SCOR Global Re, Berkshire Hathaway and Generali. However, within the reinsurance industry, this can change from year to year.

Employees

As of December 31, 2011, the Company had 1,655 employees located throughout the world. None of these employees are represented by a labor union.

C.	Segments

The Company obtains substantially all of its revenues through reinsurance agreements that cover a portfolio of life and health insurance products, including term life, credit life, universal life, whole life, group life and health, joint and last survivor insurance, critical illness, disability income as well as annuities and financial reinsurance. Generally, the Company, through various subsidiaries, has provided reinsurance for mortality, morbidity, and lapse risks associated with such products. With respect to asset-intensive products, the Company has also provided reinsurance for investment-related risks.

The following table sets forth the Company’s premiums attributable to each of its segments for the periods indicated on both a gross assumed basis and net of premiums ceded to third parties:

Gross and Net Premiums by Segment

(in millions)

	Year Ended December 31,
	2011		2010		2009
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Gross Premiums:
U.S.	$4,189.7	54.4%	$3,993.7	55.4%	$3,513.9	56.3%
Canada	940.1	12.2	1,077.8	15.0	882.9	14.1
Europe & South Africa	1,224.4	15.9	950.9	13.2	810.9	13.0
Asia Pacific	1,341.3	17.4	1,170.7	16.3	1,027.8	16.5
Corporate and Other	8.7	0.1	7.8	0.1	8.7	0.1

Total	$7,704.2	100.0%	$7,200.9	100.0%	$6,244.2	100.0%

Net Premiums:
U.S.	$3,992.7	54.4%	$3,797.1	57.0%	$3,320.7	58.0%
Canada	835.3	11.4	797.2	12.0	614.9	10.7
Europe & South Africa	1,194.5	16.3	918.5	13.8	782.0	13.7
Asia Pacific	1,304.5	17.8	1,139.1	17.1	998.9	17.4
Corporate and Other	8.7	0.1	7.8	0.1	8.7	0.2

Total	$7,335.7	100.0%	$6,659.7	100.0%	$5,725.2	100.0%

The following table sets forth selected information concerning assumed life reinsurance business in force by segment for the periods indicated. The term “in force” refers to insurance policy face amounts or net amounts at risk.

Reinsurance Business In Force by Segment

(in billions)

	As of December 31,
	2011		2010		2009
	Amount	% of Total	Amount	% of Total	Amount	% of Total
U.S.	$1,348.5	50.6%	$1,340.5	52.8%	$1,290.5	55.5%
Canada	344.9	12.9	324.1	12.8	276.8	11.9
Europe & South Africa	513.4	19.3	467.6	18.4	408.9	17.6
Asia Pacific	457.6	17.2	408.1	16.0	348.9	15.0

Total	$2,664.4	100.0%	$2,540.3	100.0%	$2,325.1	100.0%

Reinsurance business in force reflects the addition or acquisition of new life reinsurance business, offset by terminations (e.g., life and group contract terminations, lapses of underlying policies, deaths of insureds, and recapture), changes in foreign exchange, and any other changes in the amount of insurance in force. As a result of terminations and other changes, assumed in force amounts at risk of $304.8 billion, $112.4 billion, and $104.0 billion were released in 2011, 2010 and 2009, respectively. In 2011, the Asia Pacific segment experienced significant production relative to group business in Australia somewhat offset by the termination of group contracts.

The following table sets forth selected information concerning assumed new business volume by segment for the indicated periods. The term “volume” refers to insurance policy face amounts or net amounts at risk.

New Business Volume by Segment

(in billions)

	Year Ended December 31,
	2011		2010		2009
	Amount	% of Total	Amount	% of Total	Amount	% of Total
U.S.	$110.5	25.8%	$142.2	43.4%	$135.0	42.1%
Canada	51.1	11.9	51.1	15.6	43.9	13.7
Europe & South Africa	148.3	34.6	103.6	31.6	121.1	37.7
Asia Pacific	119.0	27.7	30.7	9.4	21.0	6.5

Total	$428.9	100.0%	$327.6	100.0%	$321.0	100.0%

Additional information regarding the operations of the Company’s segments and geographic operations is contained in Note 15 – “Segment Information” in the Notes to Consolidated Financial Statements.

U.S. Operations

The U.S. operations represented 54.4%, 57.0% and 58.0% of the Company’s net premiums in 2011, 2010 and 2009, respectively. The U.S. operations market traditional life and health reinsurance, reinsurance of asset-intensive products, and financial reinsurance, primarily to large U.S. life insurance companies.

Traditional Reinsurance

The U.S. Traditional sub-segment provides life and health reinsurance to domestic clients for a variety of products through yearly renewable term agreements, coinsurance, and modified coinsurance. This business has been accepted under many different rate scales, with rates often tailored to suit the underlying product and the needs of the ceding company. Premiums typically vary for smokers and non-smokers, males and females, and may include a preferred underwriting class discount. Reinsurance premiums are paid in accordance with the treaty, regardless of the premium mode for the underlying primary insurance. This business is made up of facultative and automatic treaty business. In 2010, the Company acquired Reliastar Life Insurance Company’s group life and health reinsurance business, expanding the U.S. Traditional sub-segment’s products.

Automatic business is generated pursuant to treaties which generally require that the underlying policies meet the ceding company’s underwriting criteria, although in certain cases such policies may be rated substandard. In contrast to facultative reinsurance, reinsurers do not engage in underwriting assessments of each risk assumed through an automatic treaty.

As the Company does not apply its underwriting standards to each policy ceded to it under automatic treaties, the U.S. operations generally require ceding companies to retain a portion of the business written on an automatic basis, thereby increasing the ceding companies’ incentives to underwrite risks with due care and, when appropriate, to contest claims diligently.

The U.S. facultative reinsurance operation involves the assessment of the risks inherent in (i) multiple impairments, such as heart disease, high blood pressure, and diabetes; (ii) cases involving large policy face amounts; and (iii) financial risk cases, i.e., cases involving policies disproportionately large in relation to the financial characteristics of the proposed insured. The U.S. operations’ marketing efforts have focused on developing facultative relationships with client companies because management believes facultative reinsurance represents a substantial segment of the reinsurance activity of many large insurance companies and also serves as an effective means of expanding the U.S. operations’ automatic business. In 2011, 2010 and 2009, approximately 20.4%, 20.6%, and 19.3%, respectively, of the U.S. gross premiums were written on a facultative basis.

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

In addition, several of the Company’s U.S. clients have purchased life insurance policies insuring the lives of their executives. These policies have generally been issued to fund deferred compensation plans and have been reinsured with the Company. The Company’s consolidated balance sheets included interest-sensitive contract reserves of $1.3 billion and policy loans of $1.2 billion as of December 31, 2011 and 2010, associated with this business.

Asset-Intensive Reinsurance

Asset-intensive reinsurance primarily concentrates on the investment risk within underlying annuities and corporate-owned life insurance policies. These reinsurance agreements are mostly structured as coinsurance, coinsurance with funds withheld, or modified coinsurance of primarily investment risk such that the Company recognizes profits or losses primarily from the spread between the investment earnings and the interest credited on the underlying annuity contract liabilities. Reinsurance of such business was reflected in interest-sensitive contract liabilities of approximately $6.9 billion and $6.5 billion as of December 31, 2011 and 2010, respectively.

Annuities are normally limited by the size of the deposit from any single depositor. The Company also reinsures certain indexed annuities, variable annuity products that contain guaranteed minimum death or living benefits and corporate-owned life insurance products. Corporate-owned life insurance normally involves a large number of insureds associated with each deposit, and the Company’s underwriting guidelines limit the size of any single deposit. The individual policies associated with any single deposit are typically issued within pre-set guaranteed issue parameters.

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

The Company primarily targets highly-rated insurance companies for financial reinsurance due to the credit risk associated with this business. A careful analysis is performed before providing any regulatory surplus enhancement to the ceding company. This analysis is intended to ensure that the Company understands the risks of the underlying insurance product and that the transaction has a high likelihood of being repaid through the future profits of the underlying business. If the future profits of the business are not sufficient to repay the Company or if the ceding company becomes financially distressed and is unable to make payments under the treaty, the Company may incur losses. A staff of actuaries and accountants track experience for each treaty on a quarterly basis in comparison to models of expected results.

Customer Base

The U.S. operations market life reinsurance primarily to the largest U.S. life insurance companies. The Company estimates that approximately 85 of the top 100 U.S. life insurance companies, based on premiums, are clients. The treaties underlying this business generally are terminable by either party on 90 days written notice, but only with respect to future new business. Existing business generally is not terminable, unless the underlying policies terminate or are recaptured. In 2011, the five largest clients generated approximately $1,401.5 million or 33.5% of U.S. operation’s gross premiums. In addition, 37 other clients each generated annual gross premiums of $20.0 million or more, and the aggregate gross premiums from these clients represented approximately 54.7% of U.S. operation’s gross premiums. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined. As of December 31, 2011, the U.S. operations employed 380 people.

Canada Operations

The Canada operations represented 11.4%, 12.0%, and 10.7% of the Company’s net premiums in 2011, 2010 and 2009, respectively. In 2011, this segment assumed $51.1 billion in new business, predominately representing recurring new business, as opposed to in force transactions. Approximately 85.2% of the 2011 recurring new business was written on an automatic basis.

The Company operates in Canada primarily through RGA Canada, a wholly-owned subsidiary. RGA Canada is a leading life reinsurer in Canada, based on new individual life insurance production. It assists clients with capital management and mortality and morbidity risk management and is primarily engaged in traditional individual life reinsurance, as well as creditor, group life and health, critical illness, and longevity reinsurance. Creditor insurance covers the outstanding balance on personal, mortgage or commercial loans in the event of death, disability or critical illness and is generally shorter in duration than traditional life insurance.

Clients include most of the life insurers in Canada, although the number of life insurers is much smaller compared to the U.S. In 2011, the five largest clients generated approximately $503.5 million or 53.6% of Canada operation’s gross premiums. In addition, eight other clients each generated annual gross premiums of $20.0 million or more, and the aggregate gross premiums from these clients represented approximately 32.3% of Canada operation’s gross premiums. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.

As of December 31, 2011, RGA Canada had offices in Montreal and Toronto and maintained a staff of 138 people. RGA Canada employs its own underwriting, actuarial, claims, pricing, accounting, systems, marketing and administrative staff.

Europe & South Africa Operations

The Europe & South Africa operations represented 16.3%, 13.8%, and 13.7% of the Company’s net premiums in

2011, 2010 and 2009, respectively. This segment serves clients from subsidiaries, licensed branch offices and/or representative offices located in France, Germany, India, Ireland, Italy, Mexico, the Netherlands, Poland, South Africa, Spain, the UAE and the UK. These offices operate primarily through the Company’s subsidiaries RGA International and RGA South Africa. Effective January 1, 2012, the Company dissolved its UK reinsurance subsidiary and transferred its business to RGA International, the Company’s Ireland-based subsidiary, to better manage capital resources. The action had limited impact on the Company’s day-to-day operations.

The principal types of reinsurance for this segment include life and health products through yearly renewable term and coinsurance agreements, the reinsurance of critical illness coverage that provides a benefit in the event of the diagnosis of a pre-defined critical illness and the reinsurance of longevity risk related to payout annuities. The reinsurance agreements of critical illness coverage may be either facultative or automatic agreements. Premiums earned from critical illness coverage represented 20.5% of the total net premiums for this segment in 2011.

In 2011, the UK operations generated approximately $770.1 million, or 62.9% of the segment’s gross premiums. In 2011, the five largest clients generated approximately $634.2 million or 51.8% of Europe & South Africa operation’s gross premiums. In addition, seven other clients each generated annual gross premiums of $20.0 million or more, and the aggregate gross premiums from these clients represented approximately 20.6% of Europe & South Africa operation’s gross premiums. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.

RGA’s operations in the UK, Continental Europe, South Africa, India and Mexico employ their own underwriting, actuarial, claims, pricing, accounting, marketing, and administration staffs with additional support provided by the Company’s corporate staff in the U.S. Divisional management through RGA International Corporation, based in Toronto, also provides services for these and other international markets. As of December 31, 2011, the Europe and South Africa operations employed 369 people.

Asia Pacific Operations

The Asia Pacific operations represented 17.8%, 17.1%, and 17.4% of the Company’s net premiums in 2011, 2010 and 2009, respectively. The Company has a presence in the Asia Pacific region with licensed branch offices and/or representative offices in Hong Kong, Japan, South Korea, Taiwan, New Zealand, Labuan (Malaysia) and China. The Company also established a reinsurance subsidiary in Australia in January 1996.

The principal types of reinsurance for this segment include life, critical illness, health, disability income, superannuation, and financial reinsurance. Superannuation is the Australian government mandated compulsory retirement savings program. Superannuation funds accumulate retirement funds for employees, and in addition, offer life and disability insurance coverage. Reinsurance agreements may be either facultative or automatic agreements covering primarily individual risks and, in some markets, group risks.

The Australian operations generated approximately $702.1 million, or 52.3% of the total gross premiums for the Asia Pacific operations in 2011. In 2011, the five largest clients generated approximately $603.5 million or 45.0% of Asia Pacific operation’s gross premiums. In addition, 10 other clients each generated annual gross premiums of $20.0 million or more, and the aggregate gross premiums from these clients represented approximately 31.9% of Asia Pacific operation’s gross premiums. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.

The Hong Kong, Labuan, Japan, Taiwan, China and South Korea offices provide full reinsurance services and are supported by the Company’s U.S. and International Division Sydney office. RGA Australia employs its own underwriting, actuarial, claims, pricing, accounting, systems, marketing, and administration service with additional support provided by the Company’s U.S. and International Division Sydney offices. As of December 31, 2011, the Asia Pacific operations employed 378 people.

Corporate and Other

Corporate and Other operations include investment income from invested assets not allocated to support segment operations and undeployed proceeds from the Company’s capital raising efforts, in addition to unallocated investment related gains or losses. Corporate expenses consist of the offset to capital charges allocated to the operating segments within the policy acquisition costs and other insurance expenses line item, unallocated overhead and executive costs, and interest expense related to debt. Additionally, Corporate and Other includes results from, among others, RGA Technology Partners, Inc. (“RTP”), a wholly-owned subsidiary that develops and markets technology solutions for the insurance industry and the investment income and expense associated with the Company’s collateral finance facilities.

D.	Financial Information About Foreign Operations

The Company’s foreign operations are primarily in Canada, the Asia Pacific region, Europe, and South Africa. Revenue, income (loss) before income taxes, which include investment related gains (losses), interest expense, depreciation and amortization, and identifiable assets attributable to these geographic regions are identified in Note 15 – “Segment Information” in the Notes to Consolidated Financial Statements. Although there are risks inherent to foreign operations, such as currency fluctuations and restrictions on the movement of funds, as described in Item 1A – “Risk Factors”, the Company’s financial position and results of operations have not been materially adversely affected thereby to date.

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

Item 1A.         RISK FACTORS

In the Risk Factors below, we refer to the Company as “we,” “us,” or “our”. Investing in our securities involves certain risks. Any of the following risks could materially adversely affect our business, results of operations, or financial condition and could result in a loss of your investment. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” in Item 7 below and the risks of our businesses described elsewhere in this Annual Report on Form 10-K. Additional risks that are not currently known to us or that we currently believe are immaterial may adversely affect our businesses, results of operations, financial condition or liquidity. Many of these risks are interrelated and occur under similar business and economic conditions, and the occurrence of certain of them may in turn cause the emergence, or exacerbate the effect, of others. Such a combination could materially increase the severity of the impact on our operations, liquidity and financial condition.

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

Any downgrade in the ratings of our reinsurance subsidiaries could adversely affect their ability to sell products, retain existing business, and compete for attractive acquisition opportunities. Ratings are subject to revision or withdrawal at any time by the assigning rating organization. A rating is not a recommendation to buy, sell or hold securities, and each rating should be evaluated independently of any other rating. We believe that the rating agencies consider the ratings of a parent company when assigning a rating to a subsidiary of that company. The ability of our subsidiaries to write reinsurance partially depends on their financial condition and is influenced by their ratings. In addition, a significant downgrade in the rating or outlook of RGA, among other factors, could adversely affect our ability to raise and then contribute capital to our subsidiaries for the purpose of facilitating their operations and growth. A significant downgrade could increase our own cost of capital. For example, the facility fee and interest rate for our credit facility are based on our senior long-term debt ratings. A decrease in those ratings could result in an increase in costs for the credit facilities. Also, if there is a downgrade in the rating of RGA, or any of our rated subsidiaries, some of our reinsurance contracts would require us to post collateral to secure our obligations under these reinsurance contracts. Accordingly, we believe a ratings downgrade of RGA, or any of our rated subsidiaries, could have a negative effect on our ability to conduct business.

We cannot assure you that actions taken by ratings agencies would not result in a material adverse effect on our business and results of operations. In addition, it is unclear what effect, if any, a ratings change would have on the price of our securities in the secondary market.

We make assumptions when pricing our products relating to mortality, morbidity, lapsation, investment returns and expenses, and significant deviations in experience could negatively affect our financial results.

Our reinsurance contracts expose us to mortality risk, which is the risk that the level of death claims may differ from that which we assumed in pricing our reinsurance contracts. Some of our reinsurance contracts expose us to morbidity risk, which is the risk that an insured person will become critically ill or disabled. Our risk analysis and underwriting processes are designed with the objective of controlling the quality of the business and establishing appropriate pricing for the risks we assume. Among other things, these processes rely heavily on our underwriting, our analysis of mortality and morbidity trends, lapse rates, expenses and our understanding of medical impairments and their effect on mortality or morbidity.

We expect mortality, morbidity and lapse experience to fluctuate somewhat from period to period, but believe they should remain reasonably predictable over a period of many years. Mortality, morbidity or lapse experience that is less favorable than the mortality, morbidity or lapse rates that we used in pricing a reinsurance agreement will negatively affect our net income because the premiums we receive for the risks we assume may not be sufficient to cover the claims and profit margin. Furthermore, even if the total benefits paid over the life of the contract do not exceed the expected amount, unexpected increases in the incidence of deaths or illness can cause us to pay more benefits in a given reporting period than expected, adversely affecting our net income in any particular reporting period. Likewise, adverse experience could impair our ability to offset certain unamortized deferred acquisition costs and adversely affect our net income in any particular reporting period.

RGA is an insurance holding company, and our ability to pay principal, interest and/or dividends on securities is limited.

RGA is an insurance holding company, with our principal assets consisting of the stock of our reinsurance company subsidiaries, and substantially all of our income is derived from those subsidiaries. Our ability to pay principal and interest on any debt securities or dividends on any preferred or common stock depends, in part, on the ability of our reinsurance company subsidiaries, our principal sources of cash flow, to declare and distribute dividends or to advance money to RGA. We are not permitted to pay common stock dividends or make payments of interest or principal on securities which rank equal or junior to our subordinated debentures, until we pay any accrued and unpaid interest on our subordinated debentures. Our reinsurance company subsidiaries are subject to various statutory and regulatory restrictions, applicable to insurance companies generally, that limit the amount of cash dividends, loans and advances that those subsidiaries may pay to us. Covenants contained in some of our debt agreements and regulations relating to capital requirements affecting some of our more significant subsidiaries also restrict the ability of certain subsidiaries to pay dividends and other distributions and make loans to us. In addition, we cannot assure you that more stringent dividend restrictions will not be adopted, as discussed below under “— Our reinsurance subsidiaries are highly regulated, and changes in these regulations could negatively affect our business.”

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

Our investment guidelines permit us to invest up to 10% of our investment portfolio in non-investment grade fixed maturity securities. Those guidelines also permit us to make and invest in commercial mortgage loans. While any investment carries some risk, the risks associated with lower-rated securities are greater than the risks associated with investment grade securities. The risk of loss of principal or interest through default is greater because lower-rated securities are usually unsecured and are often subordinated to an issuer’s other obligations. Additionally, the issuers of these securities frequently have high debt levels and are thus more sensitive to difficult economic conditions, individual corporate developments and rising interest rates which could impair an issuer’s capacity or willingness to meet its financial commitment on such lower-rated securities. As a result, the market price of these securities may be quite volatile, and the risk of loss is greater.

The success of any investment activity is affected by general economic conditions, which may adversely affect the markets for interest-rate-sensitive securities, mortgages and equity securities, including the level and volatility of interest rates and the extent and timing of investor participation in such markets. Unexpected volatility or illiquidity in the markets in which we directly or indirectly hold positions could adversely affect us.

Interest rate fluctuations could negatively affect the income we derive from the difference between the interest rates we earn on our investments and interest we pay under our reinsurance contracts.

Significant changes in interest rates expose reinsurance companies to the risk of reduced investment income or actual losses based on the difference between the interest rates earned on investments and the credited interest rates paid on outstanding reinsurance contracts. Both rising and declining interest rates can negatively affect the income we derive from these interest rate spreads. During periods of rising interest rates, we may be contractually obligated to reimburse our clients for the greater amounts they credit on certain interest-sensitive products. However, we may not have the ability to immediately acquire investments with interest rates sufficient to offset the increased crediting rates on our reinsurance contracts. During periods of falling interest rates, our investment earnings will be lower because new investments in fixed maturity securities will likely bear lower interest rates. We may not be able to fully offset the decline in investment earnings with lower crediting rates on underlying annuity products related to certain of our reinsurance contracts. While we develop and maintain asset/liability management programs and procedures designed to reduce the volatility of our income when interest rates are rising or falling, we cannot assure you that changes in interest rates will not affect our interest rate spreads.

Changes in interest rates may also affect our business in other ways. Higher interest rates may result in increased surrenders on interest-based products of our clients which may affect our fees and our earnings on those products. Lower interest rates may result in lower sales of certain insurance and investment products of our customers, which would reduce the demand for our reinsurance of these products. In January 2012, U.S. Federal Reserve officials indicated that economic conditions in the U.S. would likely warrant an exceptionally low federal funds rate through 2014. If interest rates remain low for an extended period of time, it may affect our results of operations, financial position and cash flows.

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

Recapture of business previously ceded does not affect premiums ceded prior to the recapture, but may result in immediate payments to our insurance company customers and a charge to income for costs that we deferred when we acquired the business but are unable to recover upon recapture. Under some circumstances, payments to our insurance company customers could require our reinsurance subsidiaries to dispose of assets on unfavorable terms.

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

We are a multi-national company with operations in numerous countries and, as a result, are exposed to foreign currency risk to the extent that exchange rates of foreign currencies are subject to adverse change over time. The U.S. dollar value of our net investments in foreign operations, our foreign currency transaction settlements and the periodic conversion of the foreign-denominated earnings to U.S. dollars (our reporting currency) are each subject to adverse foreign exchange rate movements. Approximately 42% of our revenues and 38% of our fixed maturity securities available for sale were denominated in currencies other than the U.S. dollar as of and for the year ended December 31, 2011.

We depend on the performance of others, and their failure to perform in a satisfactory manner would negatively affect us.

In the normal course of business, we seek to limit our exposure to losses from our reinsurance contracts by ceding a portion of the reinsurance to other insurance enterprises or retrocessionaires. We cannot assure you that these insurance enterprises or retrocessionaires will be able to fulfill their obligations to us. As of December 31, 2011, the retrocession pool members participating in our excess retention pool that have been reviewed by A.M. Best Company, were rated “A-”, the fourth highest rating out of fifteen possible ratings, or better. We are also subject to the risk that our clients will be unable to fulfill their obligations to us under our reinsurance agreements with them.

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

For some reinsurance agreements, the ceding company withholds and legally owns and manages assets equal to the net statutory reserves, and we reflect these assets as funds withheld at interest on our balance sheet. In the event that a ceding company was to become insolvent, we would need to assert a claim on the assets supporting our reserve liabilities. We attempt to mitigate our risk of loss by offsetting amounts for claims or allowances that we owe the ceding company with amounts that the ceding company owes to us. We are subject to the investment performance on the withheld assets, although we do not directly control them. We help to set, and monitor compliance with, the investment guidelines followed by these ceding companies. However, to the extent that such investment guidelines are not appropriate, or to the extent that the ceding companies do not adhere to such guidelines, our risk of loss could increase, which could materially adversely affect our financial condition and results of operations. During 2011, interest earned on funds withheld represented 4.4% of our consolidated revenues. Funds withheld at interest totaled $5.4 billion at December 31, 2011 and 2010.

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

The reinsurance industry is highly competitive, and we encounter significant competition in all lines of business from other reinsurance companies, as well as competition from other providers of financial services. Our competitors vary by geographic market, and many of our competitors have greater financial resources than we do. Our ability to compete depends on, among other things, our ability to maintain strong financial strength ratings from rating agencies, pricing and other terms and conditions of reinsurance agreements, and our reputation, service, and experience in the types of business that we underwrite. However, competition from other reinsurers could adversely affect our competitive position.

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

Under the Internal Revenue Code, income tax payable by policyholders on investment earnings is deferred during the accumulation period of some life insurance and annuity products. To the extent that the Internal Revenue Code is revised to reduce the tax-deferred status of life insurance and annuity products, or to increase the tax-deferred status of competing products, all life insurance companies would be adversely affected with respect to their ability to sell such products, and, depending on grandfathering provisions, by the surrenders of existing annuity contracts and life insurance policies. In addition, life insurance products are often used to fund estate tax obligations. The estate tax provisions of the Internal Revenue Code have been revised frequently in the recent past. If Congress adopts legislation in the future to reduce or eliminate the estate tax, our U.S. life insurance company customers could face reduced demand for some of their life insurance products, which in turn could negatively affect our reinsurance business. We cannot predict whether any tax legislation impacting corporate taxes or insurance products will be enacted, what the specific terms of any such legislation will be or whether, if at all, any legislation would have a material adverse effect on our financial condition and results of operations.

A general economic downturn or a downturn in the equity and other capital markets could adversely affect the market for many life insurance and annuity products. Factors including consumer spending, business investment, government spending, the volatility and strength of the capital markets, deflation and inflation all affect the economic environment and thus the amount of profitability of our business. An economic downturn may yield higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, and could result in decreased demand for life insurance and annuity products. Because we obtain substantially all of our revenues through reinsurance arrangements that cover a portfolio of life insurance products, as well as annuities, our business would be harmed if the market for annuities or life insurance was adversely affected. Therefore, adverse changes in the economy could affect earnings negatively and could have an adverse effect on our business, results of operations and financial condition. In addition, the market for annuity reinsurance products is currently not well developed, and we cannot assure you that such market will develop in the future.

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

Recently, insurance regulators have increased their scrutiny of the insurance regulatory framework in the United States and some state legislatures have considered or enacted laws that alter, and in many cases increase, state authority to regulate insurance holding companies and insurance companies. In 2010, the National Association of Insurance Commissioners, or “NAIC”, amended its Model Insurance Holding Company System Regulatory Act to provide for an expanded supervision of insurance groups operating in the United States. The scope of these changes includes a review of enterprise risk management programs as well as expanded review of agreements between licensed insurers and their group members. It is expected that before the end of 2012, states, including Missouri, will begin to adopt these new standards as law and such measures will begin to take effect in 2013 or 2014. At the United States Federal level, the Dodd-Frank Wall Street Reform and Consumer Protection Act established a Federal Solvency Oversight Counsel to identify financial institutions, including insurers and reinsurers that are systemically important to the United States financial system. A finding that RGA, or one of its U.S. subsidiaries are systemically important could ultimately subject the identified entity to additional capital requirements based on business levels and asset mix and other supervision. Such additional scrutiny might also impact RGA’s ability to pay dividends. We are unable to predict whether, when or in what form the State of Missouri will enact amendments to the Insurance Holding Company Act and whether the Financial Solvency Oversight Counsel will find RGA, or any insurer or reinsurer, to be systemically important and further whether any additional scrutiny and restrictions will be imposed if such entities are found to be systemically important. Moreover, we cannot assure you that more stringent restrictions will not be adopted from time to time in other jurisdictions in which our reinsurance subsidiaries are domiciled, which could, under certain circumstances, significantly reduce dividends or other amounts payable to us by our subsidiaries unless they obtain approval from insurance regulatory authorities. We cannot predict the effect that any NAIC recommendations or proposed or future legislation or rule-making in the United States or elsewhere may have on our financial condition or operations.

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

In 2011, approximately 34.1% of our net premiums and 20.0% of income before income taxes came from our operations in Europe & South Africa and Asia Pacific. One of our strategies is to grow these international operations. International operations subject us to various inherent risks. In addition to the regulatory and foreign currency risks identified above, other risks include the following:

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

Unanticipated events affecting our disaster recovery systems and business continuity planning could impair our ability to conduct business.

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

Our results of operations, financial condition, cash flows and statutory capital position are materially affected by conditions in the global capital markets and the economy generally, both in the United States and elsewhere around the world. Poor economic conditions, volatility and disruptions in capital markets or financial asset classes can have an adverse effect on our business because our investment portfolio and because some of our liabilities are sensitive to changing market factors. Additionally, disruptions in one market or asset class can also spread to other markets or asset classes. Volatile conditions have continued to characterize financial markets at times and negatively affected market liquidity conditions. The global recession and disruption of the financial markets has led to concerns over capital markets access and the solvency of certain European Union member states, including Portugal, Ireland, Italy, Greece and Spain, and of financial institutions that have significant direct or indirect exposure to debt issued by these countries. See “Investments” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for a discussion of RGA’s exposure to sovereign and private European Union debt.

Concerns over U.S. fiscal policy and the trajectory of the U.S. national debt could have severe repercussions to the U.S. and global credit and financial markets, further exacerbate concerns over sovereign debt and could disrupt economic activity in the U.S. and elsewhere. As a result, our access to, or cost of, liquidity may deteriorate. In August 2011, S&P downgraded the AAA rating on U.S. Treasury securities to AA+ with a negative outlook. As a result of uncertainty regarding U.S. national debt, the market value of some of our investments may decrease, and our capital adequacy could be adversely affected. Further downgrades, together with the sustained current trajectory of the U.S. national debt, could have adverse effects on our business, financial condition and results of operations.

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

Our mortgage loans face default risk and are principally collateralized by commercial properties. Mortgage loans are stated on our balance sheet at unpaid principal balance, adjusted for any unamortized premium or discount, deferred fees or expenses, and are net of valuation allowances. We establish valuation allowances for estimated impairments as of the balance sheet date. Such valuation allowances are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate, the value of the loan’s collateral if the loan is in the process of foreclosure or otherwise collateral dependent, or the loan’s market value if the loan is being sold. At December 31, 2011, we had valuation allowances of $11.8 million related to our mortgage loans. The performance of our mortgage loan investments, however, may fluctuate in the future. An increase in the default rate of our mortgage loan investments could have a material adverse effect on our results of operations and financial condition.

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

Our valuation of fixed maturity and equity securities and derivatives include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations or financial condition.

Fixed maturity, equity securities and short-term investments, which are reported at fair value on the consolidated balance sheet, represent the majority of our total cash and invested assets. We have categorized these securities into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation. For example, a Level 3 fair value measurement may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Therefore, gains and losses for such assets and liabilities categorized within Level 3 may include changes in fair value that are attributable to both observable market inputs (Levels 1 and 2) and unobservable market inputs (Level 3).

The determination of fair values in the absence of quoted market prices is based on: (i) valuation methodologies; (ii) securities we deem to be comparable; and (iii) assumptions deemed appropriate based on market conditions specific to the security. The fair value estimates are made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. Factors considered in estimating fair value include: coupon rate, maturity, estimated duration, call provisions, sinking fund requirements, credit rating, industry sector of the issuer, and quoted market prices of comparable securities. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts.

During periods of market disruption including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities, such as alternative residential mortgage loan (“Alt-A”) securities and sub-prime mortgage-backed securities, if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the financial environment. In such cases, more securities may fall to Level 3 and thus require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods that are more sophisticated or require greater estimation thereby resulting in values that may be less than the value at which the investments may be ultimately sold. Further, rapidly changing and/or disruptive credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on our results of operations or financial condition.

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

The determination of the amount of allowances and impairments taken on our investments is highly subjective and could materially affect our results of operations or financial position.

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

For example, the cost of our fixed maturity and equity securities is adjusted for impairments in value deemed to be other-than-temporary in the period in which the determination is made. The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value. Our management considers a wide range of factors about the security issuer and uses their best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. There can be no assurance that our management has accurately assessed the level of impairments taken, or allowances reflected in our financial statements and their potential impact on regulatory capital. Furthermore, additional impairments or additional allowances may be needed in the future.

Defaults, downgrades or other events impairing the value of our fixed maturity securities portfolio may reduce our earnings.

We are subject to the risk that the issuers, or guarantors, of fixed maturity securities we own may default on principal and interest payments they owe us. At December 31, 2011, the fixed maturity securities of $16.2 billion in our investment portfolio represented 62.5% of our total cash and invested assets. The occurrence of a major economic downturn (or a prolonged downturn in the economy), acts of corporate malfeasance, widening risk spreads, or other events that adversely affect the issuers or guarantors of these securities could cause the value of our fixed maturity securities portfolio and our net income to decline and the default rate of the fixed maturity securities in our investment portfolio to increase. A ratings downgrade affecting issuers or guarantors of particular securities, or similar trends that could worsen the credit quality of issuers, such as the corporate issuers of securities in our investment portfolio, could also have a similar effect. With economic uncertainty, credit quality of issuers or guarantors could be adversely affected. Any event reducing the value of these securities other than on a temporary basis could have a material adverse effect on our business, results of operations and financial condition.

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

•

We use the cost method of accounting for investments in real estate joint ventures and other limited partnership interests in which we have a minor equity investment and virtually no influence over the joint ventures or the partnership’s operations. The equity method of accounting is used for investments in real estate joint ventures and other limited partnership interests in which we have significant influence over the operating and financing decisions but are not required to be consolidated. These investments are reflected in other invested assets on the balance sheet.

Investments not carried at fair value in our consolidated financial statements — principally, mortgage loans, policy loans, real estate joint ventures, and other limited partnerships — may have fair values that are substantially higher or lower than the carrying value reflected in our consolidated financial statements. Each of such asset classes is regularly evaluated for impairment under the accounting guidance appropriate to the respective asset class.

Risks Related to Ownership of Our Common Stock

We may not pay dividends on our common stock.

Our shareholders may not receive future dividends. Historically, we have paid quarterly dividends ranging from $0.027 per share in 1993 to $0.18 per share in 2011. All future payments of dividends, however, are at the discretion of our board of directors and will depend on our earnings, capital requirements, insurance regulatory conditions, operating conditions, and such other factors as our board of directors may deem relevant. The amount of dividends that we can pay will depend in part on the operations of our reinsurance subsidiaries. Under certain circumstances, we may be contractually prohibited from paying dividends on our common stock due to restrictions in certain debt and trust preferred securities.

Certain provisions in our articles and bylaws may delay or prevent a change in control, which could adversely affect the price of our common stock.

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

Before a person can acquire control of a U.S. insurance company, prior written approval must be obtained from the insurance commission of the state where the domestic insurer is domiciled. Missouri insurance laws and regulations provide that no person may acquire control of us, and thus indirect control of our Missouri reinsurance subsidiaries, including RGA Reinsurance, unless:

•	such person has provided certain required information to the Missouri Department of Insurance; and

•	such acquisition is approved by the Director of Insurance of the State of Missouri, to whom we refer as the Missouri Director of Insurance, after a public hearing.

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

The occurrence of various events may adversely affect the ability of RGA and its subsidiaries to fully utilize any net operating losses (“NOL”s) and other tax attributes.

RGA and its subsidiaries may, from time to time, have a substantial amount of NOLs and other tax attributes, for U.S. federal income tax purposes, to offset taxable income and gains. Events outside of our control may cause RGA (and, consequently, its subsidiaries) to experience an “ownership change” under Section 382 of the Internal Revenue Code and the related Treasury regulations, and limit the ability of RGA and its subsidiaries to utilize fully such NOLs and other tax attributes.

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

Item 2.        PROPERTIES

The Company leases its headquarters facility in Chesterfield, Missouri, which consists of approximately 185,501 square feet. In addition, the Company leases approximately 334,680 square feet of office space in 32 locations throughout the U.S., Canada, Europe, South Africa, and the Asia Pacific region.

Most of the Company’s leases in the U.S. and other countries have lease terms of three to five years, although some leases have terms of up to 15 years. As provided in Note 12 – “Commitments and Contingent Liabilities” in the Notes to Consolidated Financial Statements, the rental expense on operating leases for office space and equipment totaled $18.8 million for 2011.

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

Item 4.        MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Information about the market price of the Company’s common equity, dividends and related stockholder matters is contained in Item 8 within Note 19 – “Quarterly Results of Operations (Unaudited)” and in Item 1 under the caption Regulation – “Restrictions on Dividends and Distributions”. Additionally, insurance companies are subject to statutory regulations that restrict the payment of dividends. See Item 1 under the caption Regulation – “Restrictions on Dividends and Distributions”. See Item 8, Note 3 – “Stock Transactions” in the Notes to Consolidated Financial Statements for information regarding board approved stock repurchase plans.

Set forth below is a graph for the Company’s common stock for the period beginning December 31, 2006 and ending December 31, 2011. The graph compares the cumulative total return on the Company’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the cumulative total return of companies in the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Insurance (Life/Health) Index. The indices are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the Company’s common stock, and are not intended to forecast or be indicative of future performance of the common stock.

	Cumulative Total Return
	12/06	12/07	12/08	12/09	12/10	12/11
Reinsurance Group of America, Incorporated	$100.00	$94.81	$77.93	$87.55	$99.66	$97.99
S & P 500	100.00	105.49	66.46	84.05	96.71	98.76
S & P Life & Health Insurance	100.00	111.00	57.37	66.30	83.04	65.84

Item 6.         SELECTED FINANCIAL DATA

The selected financial data presented for, and as of the end of, each of the years in the five-year period ended December 31, 2011, have been prepared in accordance with accounting principles generally accepted in the United States of America. All amounts shown are in millions, except per share and operating data. The following data should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements appearing in Part II Item 8 and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Part II Item 7.

Selected Consolidated Financial and Operating Data
(in millions, except per share and operating data)
	As of or For the Years Ended December 31,
Income Statement Data	2011	2010	2009	2008	2007
Revenues:
Net premiums	$7,335.7	$6,659.7	$5,725.2	$5,349.3	$4,909.0
Investment income, net of related expenses	1,281.2	1,238.7	1,122.5	871.3	907.9
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(30.9)	(31.9)	(128.8)	(113.3)	(7.5)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	3.9	2.0	16.0	--	--
Other investment related gains (losses), net	(9.1)	241.9	146.9	(533.9)	(171.2)

Total investment related gains (losses), net	(36.1)	212.0	34.1	(647.2)	(178.7)
Other revenues	248.7	151.3	185.0	107.8	80.2

Total revenues	8,829.5	8,261.7	7,066.8	5,681.2	5,718.4

Benefits and expenses:
Claims and other policy benefits	6,224.8	5,547.1	4,819.4	4,461.9	3,984.0
Interest credited	316.4	310.0	323.7	233.2	246.1
Policy acquisition costs and other insurance expenses	919.6	1,080.0	958.3	357.9	647.8
Other operating expenses	419.3	362.0	294.9	242.9	236.7
Interest expense	102.6	91.0	69.9	76.2	76.9
Collateral finance facility expense	12.4	7.8	8.3	28.7	52.0

Total benefits and expenses	7,995.1	7,397.9	6,474.5	5,400.8	5,243.5

Income from continuing operations before income taxes	834.4	863.8	592.3	280.4	474.9
Provision for income taxes	234.8	289.4	185.2	92.6	166.6

Income from continuing operations	599.6	574.4	407.1	187.8	308.3
Loss from discontinued accident and health operations, net of income taxes	--	--	--	(11.0)	(14.5)

Net income	$599.6	$574.4	$407.1	$176.8	$293.8

Basic Earnings Per Share
Continuing operations	$8.15	$7.85	$5.59	$2.94	$4.98
Discontinued operations	--	--	--	(0.17)	(0.23)

Net Income	$8.15	$7.85	$5.59	$2.77	$4.75

Diluted Earnings Per Share
Continuing operations	$8.09	$7.69	$5.55	$2.88	$4.80
Discontinued operations	--	--	--	(0.17)	(0.23)

Net Income	$8.09	$7.69	$5.55	$2.71	$4.57

Weighted average diluted shares, in thousands	74,108	74,694	73,327	65,271	64,231
Dividends per share on common stock	$0.60	$0.48	$0.36	$0.36	$0.36

Balance Sheet Data
Total investments	$24,964.6	$22,666.6	$19,224.1	$15,610.7	$16,397.7
Total assets	32,104.0	29,081.9	25,249.5	21,658.8	21,598.0
Policy liabilities	21,139.3	19,647.2	17,643.6	16,045.5	15,045.5
Short-term debt	--	200.0	--	--	29.8
Long-term debt	1,414.7	1,016.4	1,216.1	918.2	896.1
Collateral finance facility	652.0	850.0	850.0	850.0	850.4
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures of the Company	--	159.4	159.2	159.0	158.9
Total stockholders’ equity	6,137.1	5,040.6	3,867.9	2,616.8	3,189.8
Total stockholders’ equity per share	$83.65	$68.71	$52.99	$36.03	$51.42

Operating Data (in billions)
Assumed ordinary life reinsurance in force	$2,664.4	$2,540.3	$2,325.1	$2,108.1	$2,119.9
Assumed new business production	428.9	327.6	321.0	305.0	302.4

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

Forward-looking statements should be evaluated together with the many risks and uncertainties that affect the Company’s business, including those mentioned in this document and the cautionary statements described in the periodic reports the Company files with the SEC. These forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligations to update these forward-looking statements, even though the Company’s situation may change in the future. The Company qualifies all of its forward-looking statements by these cautionary statements. For a discussion of these risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements, you are advised to see Item 1A – “Risk Factors”.

Overview

RGA is an insurance holding company that was formed on December 31, 1992. The consolidated financial statements include the assets, liabilities, and results of operations of RGA, RGA Reinsurance, RGA Barbados, RGA Americas, RGA Canada, RGA Australia and RGA Atlantic as well as other subsidiaries, which are primarily wholly owned (collectively, the Company).

The Company is primarily engaged in the reinsurance of traditional life and health for individual and group coverages, longevity, disability income, annuity, critical illness and financial reinsurance. RGA and its predecessor, the

Reinsurance Division of General American Life Insurance Company, a Missouri life insurance company, have been engaged in the business of life reinsurance since 1973. Approximately 65.8% of the Company’s 2011 net premiums were from its operations in North America, represented by its U.S. and Canada segments.

The Company derives revenues primarily from renewal premiums from existing reinsurance treaties, new business premiums from existing or new reinsurance treaties and income earned on invested assets.

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

The Company’s long-term profitability primarily depends on the volume and amount of death claims incurred and the ability to adequately price the risks it assumes. While death claims are reasonably predictable over a period of many years, claims become less predictable over shorter periods and are subject to significant fluctuation from quarter to quarter and year to year. The maximum amount of individual life coverage the Company retains per life varies by market and can be as high as $8.0 million. In certain limited situations the Company has retained more than $8.0 million per individual life. Exposures in excess of these retention amounts are typically retroceded to retrocessionaires; however, the Company remains fully liable to the ceding company for the entire amount of risk it assumes. The Company believes its sources of liquidity are sufficient to cover potential claims payments on both a short-term and long-term basis.

The Company has five geographic-based or function-based operational segments, each of which is a distinct reportable segment: U.S., Canada, Europe & South Africa, Asia Pacific and Corporate and Other. The U.S. operations provide traditional life, long-term care, group life and health reinsurance, annuity and financial reinsurance products. The Canada operations reinsure traditional life products as well as creditor reinsurance, group life and health reinsurance, non-guaranteed critical illness products and longevity reinsurance. Europe & South Africa operations include a variety of life and health products, critical illness and longevity business throughout Europe and in South Africa, in addition to other markets the Company is developing. The principle types of reinsurance in Asia Pacific include life, critical illness, disability income, superannuation and financial reinsurance. Corporate and Other includes results from, among others, RTP, a wholly-owned subsidiary that develops and markets technology solutions for the insurance industry, interest expense related to debt and the investment income and expense associated with the Company’s collateral finance facility. The Company measures segment performance based on profit or loss from operations before income taxes.

The Company allocates capital to its segments based on an internally developed economic capital model, the purpose of which is to measure the risk in the business and to provide a consistent basis upon which capital is deployed. The economic capital model considers the unique and specific nature of the risks inherent in RGA’s businesses. As a result of the economic capital allocation process, a portion of investment income and investment related gains and losses is credited to the segments based on the level of allocated capital. In addition, the segments are charged for excess capital utilized above the allocated economic capital basis. This charge is included in policy acquisition costs and other insurance expenses.

The Company is one of the leading life reinsurers in North America based on premiums and the amount of life reinsurance in force. Based on an industry survey of 2010 information prepared by Munich American at the request of the Society of Actuaries Reinsurance Section (“SOA survey”), the Company has the second largest market share in North America as measured by individual life insurance in force. The Company’s approach to the North American market has been to:

•	focus on large, high quality life insurers as clients;

•	provide quality facultative underwriting and automatic reinsurance capacity; and

•	deliver responsive and flexible service to its clients.

In 1994, the Company began using its North American underwriting expertise and industry knowledge to expand into international markets and now has operations in Australia, Barbados, Bermuda, China, France, Germany, Hong Kong, India, Ireland, Italy, Japan, Mexico, the Netherlands, New Zealand, Poland, Singapore, South Africa, South Korea, Spain, Taiwan, the UAE and the United Kingdom. The Company generally starts new operations from the ground up in these markets as opposed to acquiring existing operations, and it often enters these markets to support its North American clients as they expand internationally. Based on information from competitors’ annual reports, the Company believes it is the third largest global life and health reinsurer in the world based on 2010 life and health reinsurance premiums. The Company conducts business with the majority of the largest U.S. and international life insurance companies. The Company has also developed its capacity and expertise in the reinsurance of asset-intensive products (primarily annuities and corporate-owned life insurance) and financial reinsurance.

Industry Trends

The Company believes that the following trends in the life insurance industry will continue to create demand for life reinsurance.

Outsourcing of Mortality.    The SOA survey indicates that U.S. life reinsurance in force has more than doubled from $4.0 trillion in 2000 to $9.5 trillion at year-end 2010. The Company believes this trend reflects the continued utilization by life insurance companies of reinsurance to manage capital and mortality risk and to develop competitive products. However, the survey results indicate a decline in the percentage of new business being reinsured in recent years, which has caused premium growth rates in the U.S. life reinsurance market to moderate. The Company believes the decline in new business being reinsured is likely a reaction by ceding companies to a broad-based increase in reinsurance rates in the market, stronger capital positions maintained by ceding companies in recent years and a desire by ceding companies to adjust their risk profiles. However, the Company believes reinsurers will continue to be an integral part of the life insurance market due to their ability to efficiently aggregate a significant volume of life insurance in force, creating economies of scale and greater diversification of risk. As a result of having larger amounts of data at their disposal compared to primary life insurance companies, reinsurers tend to have better insights into mortality trends, creating more efficient pricing for mortality risk.

Capital Management. Changing regulatory environments, most notably in Europe, rating agencies and competitive business pressures are causing life insurers to evaluate reinsurance as a means to:

•	manage risk-based capital by shifting mortality and other risks to reinsurers, thereby reducing amounts of reserves and capital they need to maintain;

•	release capital to pursue new business initiatives; and

•	unlock the capital supporting, and value embedded in, non-core product lines.

Consolidation and Reorganization Within the Life Reinsurance and Life Insurance Industry.    As a result of consolidations over the last decade within the life reinsurance industry, there are fewer competitors. According to the SOA survey, as of December 31, 2010, the top five companies held approximately 72.6% of the market share in North America based on life reinsurance in force, whereas in 2000, the top five companies held approximately 58.6% of the market share. As a consequence, the Company believes the life reinsurance pricing environment will remain attractive for the remaining life reinsurers, particularly those with a significant market presence and strong ratings.

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

Changing Demographics of Insured Populations.    The aging of the population in North America is increasing demand for financial products among “baby boomers” who are concerned about protecting their peak income stream and are considering retirement and estate planning. The Company believes that this trend is likely to result in continuing demand for annuity products and life insurance policies, larger face amounts of life insurance policies and higher mortality and longevity risk taken by life insurers, all of which should fuel the need for insurers to seek reinsurance coverage.

The Company continues to follow a two-part business strategy to capitalize on industry trends.

Continue Growth of North American Mortality Business.    The Company’s strategy includes continuing to grow each of the following components of its North American mortality operations:

•

Facultative Reinsurance.    Based on discussions with the Company’s clients, an industry survey and informal knowledge about the industry, the Company believes it is a leader in facultative underwriting in

North America. The Company intends to maintain that status by emphasizing its underwriting standards, prompt response on quotes, competitive pricing, capacity, value added services and flexibility in meeting customer needs. The Company believes its facultative business has allowed it to develop close, long-standing client relationships and generate additional business opportunities with its facultative clients. Since 2007, the Company’s U.S. facultative operation has processed over 100,000 facultative submissions annually.

•

Automatic Reinsurance.    The Company intends to expand its presence in the North American automatic reinsurance market by using its mortality expertise and breadth of products and services to gain additional market share.

•

In Force Block Reinsurance.    There are occasions to grow the business by reinsuring in force blocks, as insurers and reinsurers seek to exit various non-core businesses and increase financial flexibility in order to, among other things, redeploy capital and pursue merger and acquisition activity. The Company continually seeks these types of opportunities.

Continue Expansion Into Selected Markets and Products.    The Company’s strategy includes building upon the expertise and relationships developed in its North American business platform to continue its expansion into selected markets and products, including:

•

International Markets.    Management believes that international markets offer opportunities for long-term growth, and the Company intends to capitalize on these opportunities by establishing a presence in selected markets. Since 1994, the Company has entered new markets internationally, including, in the mid-to-late 1990’s, Australia, Hong Kong, Japan, Malaysia, New Zealand, South Africa, Spain, Taiwan and the UK, and beginning in 2002, China, India and South Korea. The Company received regulatory approval to open a representative office in China in 2005, opened representative offices in Poland and Germany in 2006, opened new offices in France and Italy in 2007, opened a representative office in the Netherlands in 2009 and commenced operations in the United Arab Emirates in 2011. Before entering new markets, the Company evaluates several factors including:

¡	the size of the insured population,

¡	competition,

¡	the level of reinsurance penetration,

¡	regulation,

¡	existing clients with a presence in the market, and

¡	the economic, social and political environment.

As previously indicated, the Company generally starts new operations in these markets from the ground up as opposed to acquiring existing operations, and it often enters these markets to support its large international clients as they expand into additional markets. Many of the markets that the Company has entered since 1994, or may enter in the future, are not utilizing life reinsurance, including facultative life reinsurance, at the same levels as the North American market, and therefore, the Company believes these markets represent opportunities for increasing reinsurance penetration. In particular, management believes markets such as Japan and South Korea are beginning to realize the benefits that reinsurers bring to the life insurance market. Markets such as China and India represent longer-term opportunities for growth as the underlying direct life insurance markets grow to meet the needs of growing middle class populations. Additionally, the Company believes that regulatory changes (e.g., Solvency II) in European markets, may cause ceding companies to reduce counterparty exposure to their existing life reinsurers and reinsure more business, creating opportunities for the Company.

•

Asset-intensive Reinsurance and Other Products.  The Company intends to continue leveraging its existing client relationships and reinsurance expertise to create customized reinsurance products and solutions. Industry trends, particularly the increased pace of consolidation and reorganization among life insurance companies and changes in products and product distribution, are expected to enhance existing opportunities for asset-intensive reinsurance and other products. The Company began reinsuring annuities with guaranteed minimum benefits on a limited basis in 2007. To date, most of the Company’s asset-intensive reinsurance business has been written in the U.S.; however, the Company believes opportunities outside of the U.S. may further develop in the near future, particularly expanding its operations in Japan. The Company also provides longevity reinsurance in the UK and Canada, and in 2008 entered the U.S.

healthcare reinsurance market with a primary focus on long-term care and Medicare supplement insurance. In 2010, the Company expanded into the group reinsurance market in North America with the acquisition of Reliastar Life Insurance Company’s U.S. and Canada operations.

Results of Operations

Consolidated

Consolidated net income increased $25.2 million, or 4.4%, and $167.3 million, or 41.1%, in 2011 and 2010, respectively. Diluted earnings per share on net income were $8.09 in 2011 compared to $7.69 in 2010 and $5.55 in 2009. The increase in net income in 2011 is primarily due to increased net premiums and investment income and the recognition in other revenues of gains on the repurchase of collateral finance facility securities of $65.6 million. Largely offsetting the increase in net income was an unfavorable change in the value of embedded derivatives within the U.S. segment due to the impact of widening credit spreads and lower interest rate environment in the U.S. debt markets and poor equity market performance, as compared to 2010. The increase in net income in 2010 is primarily due to a decrease in investment impairments, increased net premiums and investment income, partially offset by the recognition of a gain on the repurchase of long-term debt of $38.9 million, recorded in other revenues in 2009. Foreign currency exchange fluctuations resulted in increases to net income of approximately $10.9 million and $13.3 million in 2011 and 2010, respectively.

The Company recognizes in consolidated net income, changes in the fair value of embedded derivatives on modified coinsurance (“modco”) or coinsurance with funds withheld treaties, equity-indexed annuity treaties (“EIAs”) and variable annuity products. The change in the value of embedded derivatives related to reinsurance treaties written on a modco or funds withheld basis are subject to the general accounting principles for Derivatives and Hedging related to embedded derivatives. The unrealized gains and losses associated with these embedded derivatives, after adjustment for deferred acquisition costs, reduced net income by $36.4 million in 2011 and increased it by $7.3 million in 2010, respectively, as compared to the prior years. Changes in benchmark rates used in the fair value estimates of embedded derivatives associated with EIAs affect the amount of unrealized gains and losses the Company recognizes. The unrealized gains and losses associated with EIAs, after adjustment for deferred acquisition costs and retrocession, reduced net income by $6.9 million and $5.6 million in 2011 and 2010, respectively, as compared to the prior years. The change in the Company’s liability for variable annuities associated with guaranteed minimum living benefits affects the amount of unrealized gains and losses the Company recognizes. The unrealized gains and losses associated with guaranteed minimum living benefits, after adjustment for deferred acquisition costs, reduced net income by $25.2 million in 2011 and increased it by $32.2 million in 2010, respectively, as compared to the prior years.

The combined changes in these three types of embedded derivatives, after adjustment for deferred acquisition costs and retrocession, resulted in a decrease of approximately $68.5 million and an increase of approximately $33.9 million in consolidated net income in 2011 and 2010, respectively, as compared to the prior years. These fluctuations do not affect current cash flows, crediting rates or spread performance on the underlying treaties. Therefore, management believes it is helpful to distinguish between the effects of changes in these embedded derivatives and the primary factors that drive profitability of the underlying treaties, namely investment income, fee income, and interest credited.

Consolidated net premiums increased $676.0 million, or 10.2%, and $934.5 million, or 16.3%, in 2011 and 2010, respectively, due to growth in life reinsurance in force and the acquisition of Reliastar Life Insurance Company’s group life and health reinsurance business, effective January 1, 2010. Foreign currency fluctuations relative to the prior year favorably affected net premiums by approximately $167.7 million and $183.8 million in 2011 and 2010, respectively. Consolidated assumed life insurance in force was $2,664.4 billion, $2,540.3 billion and $2,325.1 billion as of December 31, 2011, 2010 and 2009, respectively. Foreign currency fluctuations affected the increases in assumed life insurance in force negatively by $32.5 billion in 2011 and positively by $47.7 billion in 2010. The Company added new business production, measured by face amount of insurance in force, of $428.9 billion, $327.6 billion and $321.0 billion during 2011, 2010 and 2009, respectively. New group treaties in Australia contributed approximately $81.0 billion to the increase in 2011. Management believes industry consolidation and the established practice of reinsuring mortality risks should continue to provide opportunities for growth, albeit at rates less than historically experienced in some markets.

Consolidated investment income, net of related expenses, increased $42.5 million, or 3.4%, and $116.2 million, or 10.4%, in 2011 and 2010, respectively. The increases in investment income in 2011 and 2010 reflect a larger average invested asset base somewhat offset by a lower effective investment portfolio yield. In addition, in 2010, market value changes related to the Company’s funds withheld at interest investment associated with the reinsurance of certain EIAs affected investment income unfavorably by $30.2 million as compared to the prior year. The effect on investment income of the EIAs market value changes is substantially offset by a corresponding change in interest credited to policyholder account balances resulting in an insignificant effect on net income. Average invested assets at amortized cost, excluding funds withheld at interest, totaled $17.1 billion, $15.3 billion and $13.0 billion in 2011, 2010 and 2009, respectively. The average yield earned on investments, excluding funds withheld at interest, was 5.29%, 5.62% and 5.75% in 2011, 2010 and 2009, respectively. The average yield will vary from year to year depending on a number of variables, including the prevailing interest rate and credit spread environment, changes in the mix of the underlying investments and cash balances, and the timing of dividends and distributions on certain investments. A continued low interest rate environment in the U.S. is expected to put downward pressure on this yield in future reporting periods.

Total investment related gains (losses), net declined by $248.1 million in 2011 and improved by $177.9 million in 2010. The decline in 2011 was primarily due to unfavorable changes in the value of embedded derivatives associated with reinsurance treaties written on a modco or funds withheld basis of $247.5 million, unfavorable changes in the embedded derivatives related to guaranteed minimum living benefits of $195.4 million, partially offset by an increase in net hedging gains related to the liabilities associated with guaranteed minimum living benefits of $173.6 million. The improvement in 2010 is primarily due to an increase in net hedging gains related to the liabilities associated with guaranteed minimum living benefits of $246.5 million, favorable changes in the value of embedded derivatives associated with reinsurance treaties written on a modco or funds withheld basis of $81.9 million, a decrease in investment impairments on fixed maturity and equity securities of $82.9 million, largely offset by unfavorable changes in the embedded derivatives related to guaranteed minimum living benefits of $281.5 million. See Note 4 – “Investments” and Note 5 – “Derivative Instruments” in the Notes to Consolidated Financial Statements for additional information on investment related gains (losses), net and derivatives. Investment income and investment related gains and losses are allocated to the operating segments based upon average assets and related capital levels deemed appropriate to support segment operations.

The consolidated provision for income taxes represented approximately 28.1%, 33.5% and 31.3%, of pre-tax income for 2011, 2010, and 2009, respectively. In 2011 the Company recognized an income tax benefit associated with previously enacted reductions in federal statutory tax rates and adjustments to various provincial statutory tax rates in Canada. This 2007 enactment included phased in effective dates through 2012. These adjustments in tax rates should have been recognized beginning in 2007, when the Canadian tax legislation was enacted. The Company recorded a cumulative tax benefit adjustment of $32.5 million in 2011 in “Provision for income taxes” to correct the deferred tax liabilities that were not properly adjusted. If the impact of the tax rates had been recorded in the prior years, the Company estimates that it would have recognized approximately $4.0 million, $6.0 million, $10.0 million, and $13.0 million of tax benefit in the years ended 2007, 2008, 2009, and 2010, respectively. The effective tax rates for 2011, 2010 and 2009 are affected by earnings of non-U.S. subsidiaries in which the Company is permanently reinvested whose statutory tax rates are less than the U.S. statutory tax rate of 35.0%. In 2009, the effective rate was also affected by the recognition of a previously uncertain tax position in addition to the recognition of a deferred tax asset for which a valuation allowance previously existed.

Critical Accounting Policies

The Company’s accounting policies are described in Note 2 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements. The Company believes its most critical accounting policies include the capitalization and amortization of deferred acquisition costs (“DAC”); the establishment of liabilities for future policy benefits and incurred but not reported claims; the valuation of fixed maturity investments and investment impairments; the valuation of embedded derivatives; and accounting for income taxes. The balances of these accounts require extensive use of assumptions and estimates, particularly related to the future performance of the underlying business.

Differences in experience compared with the assumptions and estimates utilized in the justification of the recoverability of DAC, in establishing reserves for future policy benefits and claim liabilities, or in the determination of other-than-temporary impairments to investment securities can have a material effect on the Company’s results of operations and financial condition.

Deferred Acquisition Costs (“DAC”)

Costs of acquiring new business, which vary with and are primarily related to the production of new business, have been deferred to the extent that such costs are deemed recoverable from future premiums or gross profits. DAC amounts reflect the Company’s expectations about the future experience of the business in force and include commissions and allowances as well as certain costs of policy issuance and underwriting. Some of the factors that can affect the carrying value of DAC include mortality assumptions, interest spreads and policy lapse rates. For traditional life and related coverages, the Company’s policy is to perform tests, at least annually, to determine that DAC remains recoverable at all times, including at issue. As part of the testing the cumulative amortization is re-estimated and, if necessary, adjusted by a cumulative charge to current operations. For its asset-intensive business, the Company updates the estimated gross profits with actual gross profits each reporting period, resulting in an increase or decrease to DAC to reflect the difference in the actual gross profits versus the previously estimated gross profits. As a result of recoverability testing for new business issues, a charge of approximately $7.7 million to current operations was recorded in the Asset-Intensive sub-segment in 2009, when projected revenue was deemed insufficient to cover future benefits and expenses for a particular treaty. There were no charges in 2011 or 2010. As of December 31, 2011, the Company estimates that approximately 94.8% of its DAC balance is collateralized by surrender fees due to the Company and the reduction of policy liabilities, in excess of termination values, upon surrender or lapse of a policy.

Liabilities for Future Policy Benefits and Incurred but not Reported Claims

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

Claims payable for incurred but not reported losses are determined using case-basis estimates and lag studies of past experience. The time lag from the date of the claim or death to the date when the ceding company reports the claim to the Company can be several months and can vary significantly by ceding company, business segment and product type. Incurred but not reported claims are estimates on an undiscounted basis, using actuarial estimates of historical claims expense, adjusted for current trends and conditions. These estimates are continually reviewed and the ultimate liability may vary significantly from the amount recognized, which are reflected in net income in the period in which they are determined.

Valuation of Fixed Maturity Securities

The Company primarily invests in fixed maturity securities, including bonds and redeemable preferred stocks. These securities are classified as available-for-sale and accordingly are carried at fair value on the consolidated balance sheets. The difference between amortized cost and fair value is reflected as an unrealized gain or loss, less applicable deferred taxes as well as related adjustments to deferred acquisition costs, if applicable, in accumulated other comprehensive income (“AOCI”) in stockholders’ equity. The determinations of fair value may require extensive use of assumptions and inputs. In addition, other-than-temporary impairment losses related to non-credit factors are recognized in AOCI whereas the credit loss portion is recognized in investment related gains (losses), net.

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

The valuation of the various embedded derivatives requires complex calculations based on actuarial and capital markets inputs and assumptions related to estimates of future cash flows and interpretations of the primary accounting guidance continue to evolve in practice. Such assumptions include, but are not limited to, equity market performance, equity market volatility, interest rates, credit spreads, benefits and related contract charges, mortality, lapses, withdrawals, benefit selections and non-performance risk. These assumptions have a significant impact on the value of the embedded derivatives. For example, independent future decreases in equity market returns, future decreases in interest rates and future increases in equity market volatilities would increase the value of the embedded liability derivative associated with guaranteed minimum withdrawal benefits on variable annuities at December 31, 2011, resulting in an increase in investment related losses. See “Market Risk” disclosures in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

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

The Company accounts for its total liability for uncertain tax positions considering the recognition and measurement thresholds established in general accounting principles for income taxes. The tax effects of a position are recognized in the income statement only if it is more likely than not to be sustained upon examination by the appropriate taxing authority. Unrecognized tax benefits due to tax uncertainties that do not meet the more likely than not criteria are included within other liabilities and are charged to earnings in the period that such determination is made. The Company classifies interest related to tax uncertainties as interest expense whereas penalties related to tax uncertainties are classified as a component of income tax.

U.S. Operations

U.S. operations consist of two major sub-segments: Traditional and Non-Traditional. The Traditional sub-segment primarily specializes in individual mortality-risk reinsurance and to a lesser extent, group, health and long-term care reinsurance. The Non-Traditional sub-segment consists of Asset-Intensive and Financial Reinsurance.

For the year ended December 31, 2011		Non-Traditional
	Traditional	Asset-Intensive	Financial Reinsurance	Total U.S.
(dollars in thousands)

Revenues:
Net premiums	$3,979,489	$13,189	$--	$3,992,678
Investment income, net of related expenses	491,464	362,219	164	853,847
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(14,493)	(6,519)	(57)	(21,069)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	2,980	756	12	3,748
Other investment related gains (losses), net	55,724	(101,771)	(83)	(46,130)

Total investment related gains (losses), net	44,211	(107,534)	(128)	(63,451)
Other revenues	3,401	87,518	36,373	127,292

Total revenues	4,518,565	355,392	36,409	4,910,366

Benefits and expenses:
Claims and other policy benefits	3,457,896	14,277	--	3,472,173
Interest credited	59,891	255,354	--	315,245
Policy acquisition costs and other insurance expenses	539,464	43,386	3,191	586,041
Other operating expenses	85,106	8,217	6,875	100,198

Total benefits and expenses	4,142,357	321,234	10,066	4,473,657

Income before income taxes	$376,208	$34,158	$26,343	$436,709

For the year ended December 31, 2010		Non-Traditional
	Traditional	Asset-Intensive	Financial Reinsurance	Total U.S.
(dollars in thousands)

Revenues:
Net premiums	$3,775,951	$21,130	$--	$3,797,081
Investment income, net of related expenses	476,111	384,900	273	861,284
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(6,200)	(4,387)	--	(10,587)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	620	(34)	--	586
Other investment related gains (losses), net	30,404	171,332	(86)	201,650

Total investment related gains (losses), net	24,824	166,911	(86)	191,649
Other revenues	1,720	86,598	23,507	111,825

Total revenues	4,278,606	659,539	23,694	4,961,839

Benefits and expenses:
Claims and other policy benefits	3,214,336	15,273	--	3,229,609
Interest credited	64,472	245,496	--	309,968
Policy acquisition costs and other insurance expenses	530,826	256,095	2,014	788,935
Other operating expenses	78,917	10,797	4,223	93,937

Total benefits and expenses	3,888,551	527,661	6,237	4,422,449

Income before income taxes	$390,055	$131,878	$17,457	$539,390

For the year ended December 31, 2009		Non-Traditional
	Traditional	Asset-Intensive	Financial Reinsurance	Total U.S.
(dollars in thousands)

Revenues:
Net premiums	$3,313,864	$6,859	$--	$3,320,723
Investment income, net of related expenses	428,541	386,642	(286)	814,897
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(88,352)	(7,917)	(225)	(96,494)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	15,040	557	35	15,632
Other investment related gains (losses), net	(10,572)	117,001	288	106,717

Total investment related gains (losses), net	(83,884)	109,641	98	25,855
Other revenues	3,197	70,566	20,296	94,059

Total revenues	3,661,718	573,708	20,108	4,255,534

Benefits and expenses:
Claims and other policy benefits	2,837,808	6,971	--	2,844,779
Interest credited	63,178	260,364	--	323,542
Policy acquisition costs and other insurance expenses	450,358	259,112	1,188	710,658
Other operating expenses	54,651	10,176	3,010	67,837

Total benefits and expenses	3,405,995	536,623	4,198	3,946,816

Income before income taxes	$255,723	$37,085	$15,910	$308,718

Income before income taxes for the U.S. operations segment decreased by $102.7 million, or 19.0%, and increased by $230.7 million, or 74.7%, in 2011 and 2010, respectively. The decrease in income before income taxes in 2011 can be partially attributed to an increase in investment related losses related to the unfavorable impact of changes in credit spreads and interest rates on the fair value of embedded derivatives associated with treaties written on a modco or funds withheld basis. In addition, unfavorable claims experience in the U.S. Traditional sub-segment also contributed to the decrease in income before income taxes in 2011. The increase in income before income taxes in 2010 was largely due to a reduction in investment impairments compared to 2009 and the acquisition of the Reliastar Life Insurance Company’s group life and health reinsurance business, effective January 1, 2010. Also contributing to the increase in income before income taxes in 2010 is the favorable impact of changes in credit spreads on the fair value of embedded derivatives associated with treaties written on a modified coinsurance or funds withheld basis. Decreases or increases in credit spreads result in an increase or decrease in value of the embedded derivative, and therefore, an increase or decrease in investment related gains or losses, respectively.

Traditional Reinsurance

The U.S. Traditional sub-segment provides life and health reinsurance to domestic clients for a variety of products through yearly renewable term, coinsurance and modified coinsurance agreements. These reinsurance arrangements may involve either facultative or automatic agreements. This sub-segment added new life business production, measured by face amount of insurance in force, of $110.5 billion, $141.2 billion and $135.0 billion during 2011, 2010 and 2009, respectively.

Income before income taxes for the U.S. Traditional sub-segment decreased by $13.8 million, or 3.6%, and increased $134.3 million, or 52.5% in 2011 and 2010, respectively. The decrease in income before income taxes in 2011 can be primarily attributed to unfavorable mortality experience, largely offset by an increase in investment related gains and additional investment income. In 2011, the loss ratio in this sub-segment increased 1.8% over 2010. Investment related gains and investment income increased by $19.4 million and $15.4 million, respectively, in 2011 compared to 2010. The increase in income before income taxes in 2010 was primarily due to an increase in net investment related gains of $108.7 million and income generated from the newly acquired group life and health business as compared to 2009.

Net premiums increased $203.5 million, or 5.4%, and $462.1 million, or 13.9% in 2011 and 2010, respectively. These increases in net premiums were driven primarily by the growth in individual life business in force and health and group related coverages. The increase in 2010 also reflects the acquisition of Reliastar Life Insurance Company’s group life and health reinsurance business, which contributed $286.6 million of premium in 2010. Total face amount of life business in force was $1,343.0 million, $1,334.8 million and $1,285.5 million as of December 31, 2011 and 2010, and 2009, respectively.

Net investment income increased $15.4 million, or 3.2%, and $47.6 million, or 11.1%, in 2011 and 2010, respectively, primarily due to growth in the average invested asset base partially offset by lower yields in both years. Investment related gains increased by $19.4 million and $108.7 million in 2011 and 2010, respectively. The significant increase in investment related gains in 2010 is due to a decrease in other-than-temporary impairments in fixed maturity securities from 2009. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.

Claims and other policy benefits as a percentage of net premiums (“loss ratios”) were 86.9%, 85.1% and 85.6% in 2011, 2010 and 2009, respectively. The increase in the percentage in 2011 was primarily due to normal volatility in mortality claims and higher than expected group disability claims. Although reasonably predictable over a period of years, claims experiences can be volatile over shorter periods.

Interest credited expense decreased $4.6 million, or 7.1%, and increased $1.3 million, or 2.0%, in 2011 and 2010, respectively. The decrease in 2011 was driven primarily by a treaty with a decrease in the overall credited loan rate to 4.8% in 2011 compared to 5.6% in 2010. The 2010 increase was the result of one treaty that had a slight increase in its asset base. Interest credited in this case relates to amounts credited on cash value products which also have a significant mortality component. Income before income taxes is affected by the spread between the investment income and the interest credited on the underlying products.

Policy acquisition costs and other insurance expenses as a percentage of net premiums were 13.6%, 14.1% and 13.6% in 2011, 2010 and 2009, respectively. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels within coinsurance-type arrangements. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary. Also, the mix of first year coinsurance business versus yearly renewable term business can cause the percentage to fluctuate from period to period.

Other operating expenses increased $6.2 million, or 7.8%, and increased $24.3 million, or 44.4% in 2011 and 2010, respectively. The increase in expenses in 2010 was primarily due to the acquisition of Reliastar Life Insurance Company’s group life and health reinsurance business. Other operating expenses, as a percentage of net premiums, were 2.1%, 2.1% and 1.6% in 2011, 2010 and 2009, respectively. The expense ratio tends to fluctuate only slightly from period to period due to maturity and scale of this operation.

Asset-Intensive Reinsurance

The U.S. Asset-Intensive sub-segment primarily assumes investment risk within underlying annuities and corporate-owned life insurance policies. These reinsurance agreements are mostly structured as coinsurance, coinsurance with funds withheld or modco whereby the Company recognizes profits or losses primarily from the spread between the investment income earned and the interest credited on the underlying deposit liabilities.

Impact of certain derivatives:

Income for the asset-intensive business tends to be volatile due to changes in the fair value of certain derivatives, including embedded derivatives associated with reinsurance treaties structured on a modco or funds withheld basis, as well as embedded derivatives associated with the Company’s reinsurance of equity-indexed annuities and variable annuities with guaranteed minimum benefit riders. The following table summarizes the asset-intensive results and quantifies the impact of these embedded derivatives for the periods presented.

For the year ended December 31,	2011	2010	2009
(dollars in thousands)

Revenues:
Total revenues	$355,392	$659,539	$573,708
Less:
Embedded derivatives – modco/funds withheld treaties	(89,648)	160,274	78,394
Guaranteed minimum benefit riders and related free standing derivatives	(17,851)	3,912	38,911

Revenues before certain derivatives	462,891	495,353	456,403

Benefits and expenses:
Total benefits and expenses	321,234	527,661	536,623
Less:
Embedded derivatives – modco/funds withheld treaties	(75,546)	115,920	45,254
Guaranteed minimum benefit riders and related free standing derivatives	(7,339)	5,935	76,858
Equity-indexed annuities	16,507	5,882	(2,659)

Benefits and expenses before certain derivatives	387,612	399,924	417,170

Income (loss) before income taxes:
Income (loss) before income taxes	34,158	131,878	37,085
Less:
Embedded derivatives – modco/funds withheld treaties	(14,102)	44,354	33,140
Guaranteed minimum benefit riders and related free standing derivatives	(10,512)	(2,023)	(37,947)
Equity-indexed annuities	(16,507)	(5,882)	2,659

Income before income taxes and certain derivatives	75,279	95,429	39,233

Embedded Derivatives - Modco/Funds Withheld Treaties- Represents the change in the fair value of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis, allowing for deferred acquisition expenses. Changes in the fair value of the embedded derivative are driven by changes in investment credit spreads, including the Company’s own credit risk. Generally, an increase in investment credit spreads, ignoring changes in the Company’s own credit risk, will have a negative impact on the fair value of the embedded derivative (decrease in income). Changes in fair values of these embedded derivatives are net of an increase (decrease) in revenues of $23.1 million, $(32.2) million and $(301.7) million for the years ended December 31, 2011, 2010 and 2009, respectively, associated with the Company’s own credit risk. A 10% increase in the Company’s own credit risk rate would have increased revenues in 2011 by approximately $5.9 million. Conversely, a 10% decrease in the Company’s own credit risk rate would have decreased revenues in 2011 by approximately $6.0 million.

In 2011, the change in fair value of the embedded derivative decreased revenues by $89.6 million and related deferred acquisition expenses decreased benefits and expenses by $75.5 million, for a negative pre-tax income impact of $14.1 million. Decrease in the current year can primarily be attributed to a recapture of a retrocession agreement relating to an existing funds withheld treaty during the fourth quarter. Also contributing to the decrease was an increase in investment credit spreads. In 2010, the change in fair value of the embedded derivative increased revenues by $160.3 million and related deferred acquisition expenses increased benefits and expenses by $115.9 million, for a positive pre-tax income impact of $44.4 million, primarily due to a decrease in investment credit spreads.

Guaranteed Minimum Benefit Riders - Represents the impact related to guaranteed minimum benefits associated with the Company’s reinsurance of variable annuities. The fair value changes of the guaranteed minimum benefits along with the changes in fair value of the free standing derivatives purchased by the Company to hedge the liability are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in expenses. In 2011, the change in the fair value of the guaranteed minimum benefits, after allowing for changes in the associated free standing derivatives to economically hedge risk, decreased revenues by $17.9 million and related deferred acquisition expenses decreased benefits and expenses by $7.3 million for a negative pre-tax income impact of $10.5 million. In 2010, the change in the fair value of the guaranteed minimum benefits, after allowing for changes in the associated free standing derivatives, increased revenues by $3.9 million and related deferred acquisition expenses increased benefits and expenses by $5.9 million for a negative pre-tax income impact of $2.0 million.

Equity-Indexed Annuities - Represents the impact of changes in the benchmark rate on the calculation of the fair value of embedded derivative liabilities associated with equity-indexed annuities, after adjustments for related deferred acquisition expenses. In 2011 and 2010, expenses increased $16.5 million and $5.9 million respectively.

The changes in derivatives discussed above are considered unrealized by management and do not affect current cash flows, crediting rates or spread performance on the underlying treaties. Fluctuations occur period to period primarily due to changing investment conditions including, but not limited to, interest rate movements (including benchmark rates and credit spreads), implied volatility and equity market performance, all of which are factors in the calculations of fair value. Therefore, management believes it is helpful to distinguish between the effects of changes in these derivatives and the primary factors that drive profitability of the underlying treaties, namely investment income, fee income (included in other revenues) and interest credited.

Discussion and analysis before certain derivatives:

The decrease in income before income taxes and certain derivatives in 2011 of $20.2 million can be attributed to a decrease in net investment related gains of $24.5 million combined with a decline in the broader U.S. financial markets and the related unfavorable impact on the underlying annuity account values. Lower annuity account values lead to a reduction in expected fund based fees collected in future periods. This lower expectation of future revenue leads to an increase in the amortization of deferred acquisition costs in the current period. The decrease in income before income taxes in 2011 was partially offset by income related to the aforementioned recapture of a retrocession agreement on an existing funds withheld treaty. The increase in income before income taxes and certain derivatives in 2010 of $56.2 million is primarily due to improvement in the broader U.S. financial markets and related favorable impacts on the underlying annuity account values. Also contributing to the increase in 2010 was an increase in capital gains in both the funds withheld and coinsurance portfolios. These investment gains increased approximately $33.0 million, before deferred acquisition costs in 2010 as compared to 2009. Higher mortality and fee income earned on the variable annuity transactions also contributed to income in 2010.

The decrease of $32.5 million and increase of $39.0 million in revenue before certain derivatives for 2011 and 2010 respectively, were driven by changes in investment income related to equity options held in a funds withheld portfolio associated with equity-indexed annuity treaties. Increases and decreases in investment income related to equity options were mostly offset by corresponding increases and decreases in interest credited expense. Also affecting revenue were investment related gains and losses in the funds withheld portfolios which decreased approximately $22.2 million and increased approximately $33.0 million before deferred acquisition costs, in 2011 and 2010, respectively. These investment related gains and losses are reflected in investment income.

The 2011 and 2010 decreases of $12.3 million and $17.2 million in benefits and expenses before certain derivatives were primarily due to changes in the interest credited expense related to equity option income on funds withheld equity-indexed annuity treaties. These changes were mostly offset by a corresponding decrease in investment income.

The average invested asset base supporting this sub-segment was $5.9 billion, $5.6 billion and $5.1 billion for 2011, 2010 and 2009, respectively. The growth in the asset base in 2011 and 2010 was driven primarily by new business written on existing equity-indexed treaties. As of December 31, 2011, $4.2 billion of the invested assets were funds withheld at interest, of which 90.2% of the total was associated with equity-indexed annuity treaties with one client. As of December 31, 2010, $3.9 billion of the invested assets were funds withheld at interest, of which 95.2% of the total was associated with equity-indexed annuity treaties with one client.

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

Income before income taxes increased by $8.9 million, or 50.9%, and $1.5 million, or 9.7%, in 2011 and 2010, respectively. The increases in 2011 and 2010 were primarily related to new treaties.

At December 31, 2011, 2010 and 2009, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, was $2.0 billion, $1.7 billion and $1.2 billion, respectively. The pre-tax statutory surplus amounts include all business assumed or brokered by the Company in the U.S. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion, and therefore, can fluctuate from period to period.

Canada Operations

The Company conducts reinsurance business in Canada primarily through RGA Life Reinsurance Company of Canada (“RGA Canada”), a wholly-owned subsidiary. RGA Canada assists clients with capital management activity and mortality and morbidity risk management, and is primarily engaged in traditional individual life reinsurance, as well as creditor, group life and health, critical illness, and longevity reinsurance. Creditor insurance covers the outstanding balance on personal, mortgage or commercial loans in the event of death, disability or critical illness and is generally shorter in duration than traditional life insurance.

For the year ended December 31,	2011	2010	2009
(dollars in thousands)

Revenues:
Net premiums	$835,298	$797,206	$614,831
Investment income, net of related expenses	184,101	165,138	137,750
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	--	--	(168)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	--	--	26
Other investment related gains (losses), net	26,996	12,682	23,662

Total investment related gains (losses), net	26,996	12,682	23,520
Other revenues	5,433	1,146	1,134

Total revenues	1,051,828	976,172	777,235

Benefits and expenses:
Claims and other policy benefits	673,105	656,358	501,061
Interest credited	--	--	75
Policy acquisition costs and other insurance expenses	174,849	167,572	146,990
Other operating expenses	37,261	29,864	22,774

Total benefits and expenses	885,215	853,794	670,900

Income before income taxes	$166,613	$122,378	$106,335

Reinsurance in force for the Canada operation totaled approximately $344.9 billion, $324.1 billion, and $276.8 billion at December 31, 2011, 2010, and 2009, respectively. On a Canadian dollar basis, reinsurance in force for the Canada operation reflected continued growth and totaled approximately C$352.3 billion, C$323.4 billion, and C$290.2 billion at December 31, 2011, 2010, and 2009, respectively.

Income before income taxes increased by $44.2 million, or 36.1%, and $16.0 million, or 15.1%, in 2011 and 2010, respectively. The increase in income in 2011 is primarily due to an increase in net investment related gains of $14.3 million and improved traditional individual life mortality experience compared to prior year. In addition, contributing to the increase in income in 2011 is $3.3 million of income from the recapture of a previously assumed block of individual life business. The increase in income in 2010 is primarily due to increased investment income offset by a decrease in net investment related gains. Favorable Canadian dollar exchange fluctuations contributed to the increase in income before income taxes of approximately $6.0 million and $8.7 million in 2011 and 2010, respectively.

Net premiums increased $38.1 million, or 4.8%, and $182.4 million, or 29.7%, in 2011 and 2010, respectively. Favorable Canadian dollar exchange fluctuations contributed to an increase in net premiums of approximately $31.3 million and $72.8 million in 2011 and 2010, respectively. Excluding the impact of foreign exchange, premiums increased in 2011 primarily due to new business from both new and existing treaties offset by a decrease in longevity reinsurance of $40.8 million. In 2010, the Company completed its first longevity in force reinsurance transaction and reported a one time advance premium of $43.3 million, which accounts for the majority of the decrease in longevity premiums in 2011. This upfront premium, for which the Company established a deferred profit liability, contributed to the increase in premiums in 2010. Premiums also increased in 2010 due to new business from both new and existing individual life treaties. In addition, creditor premiums increased by $1.3 million and $14.3 million in 2011 and 2010, respectively. The segment added new business production, measured by face amount of insurance in force, of $51.1 billion, $51.1 billion and $43.9 billion during 2011, 2010 and 2009, respectively. Premium levels can be significantly influenced by currency fluctuations, large transactions, mix of business and reporting practices of ceding companies, and therefore may fluctuate from period to period.

Net investment income increased $19.0 million, or 11.5%, and $27.4 million, or 19.9%, in 2011 and 2010, respectively. The effect of changes in the Canadian dollar exchange rates resulted in an increase in net investment income of approximately $6.3 million and $12.4 million in 2011 and 2010, respectively. Investment income and investment related gains and losses are allocated to the segments based upon average assets and related capital levels deemed appropriate to support segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments. The increases in investment income, excluding the impact of foreign exchange, were mainly the result of increases in the allocated asset base of 7.4% and 14.4% in 2011 and 2010, respectively, due to growth in the underlying business volume partially offset by decreases in investment yields.

Other revenues increased by $4.3 million in 2011 compared to 2010 primarily due to a $4.9 million fee earned from the recapture of a previously assumed block of individual life business. Other revenues were stable in 2010 as compared to 2009.

Loss ratios for this segment were 80.6%, 82.3% and 81.5% in 2011, 2010 and 2009, respectively. Historically, the loss ratio increased primarily as the result of several large permanent level premium in force blocks assumed in 1997 and 1998. These blocks are mature blocks of long-term permanent level premium business in which mortality as a percentage of net premiums is expected to be higher than historical ratios. The nature of permanent level premium policies requires the Company to set up actuarial liabilities and invest the amounts received in excess of early-year mortality costs to fund claims in later years when those level premiums may not cover expected increasing mortality or claim costs. Excluding creditor business, claims and other policy benefits, as a percentage of net premiums and investment income were 72.0%, 74.6% and 75.0% in 2011, 2010 and 2009, respectively. The decrease in the loss ratio for 2011 compared to 2010 is due to improved traditional individual life mortality experience.

Policy acquisition costs and other insurance expenses as a percentage of net premiums totaled 20.9%, 21.0% and 23.9% in 2011, 2010 and 2009, respectively. Policy acquisition costs and other insurance expenses as a percentage of net premiums for traditional individual life business were 11.7%, 12.9% and 12.6% in 2011, 2010 and 2009, respectively. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels and product mix. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary.

Other operating expenses increased $7.4 million, or 24.8%, and $7.1 million, or 31.1%, in 2011 and 2010, respectively. The effect of changes in the Canadian dollar exchange rates resulted in an increase in operating expenses of approximately $1.1 million and $2.2 million in 2011 and 2010, respectively. Other operating expenses as a percentage of net premiums were 4.5%, 3.7% and 3.7% in 2011, 2010 and 2009, respectively. The 2011 increase in other operating expenses as a percentage of net premiums in 2011 is primarily due to office relocation expenses.

Europe & South Africa Operations

The Europe & South Africa segment includes operations in the UK, South Africa, France, Germany, India, Italy, Mexico, the Netherlands, Poland, Spain and the UAE. The segment provides reinsurance for a variety of life and health products through yearly renewable term and coinsurance agreements, critical illness coverage and longevity risk related to payout annuities. Reinsurance agreements may be facultative or automatic agreements covering primarily individual risks and, in some markets, group risks.

For the year ended December 31,	2011	2010	2009
(dollars in thousands)

Revenues:
Net premiums	$1,194,477	$918,513	$781,952
Investment income, net of related expenses	41,557	34,517	32,240
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(332)	(2,429)	(3,418)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	--	--	558
Other investment related gains (losses), net	6,332	5,013	4,112

Total investment related gains (losses), net	6,000	2,584	1,252
Other revenues	5,031	2,099	11,436

Total revenues	1,247,065	957,713	826,880

Benefits and expenses:
Claims and other policy benefits	1,001,921	734,392	656,485
Policy acquisition costs and other insurance expenses	39,482	43,961	37,753
Other operating expenses	105,619	93,526	80,301

Total benefits and expenses	1,147,022	871,879	774,539

Income before income taxes	$100,043	$85,834	$52,341

Income before income taxes increased by $14.2 million, or 16.6%, and by $33.5 million, or 64.0%, in 2011 and 2010, respectively. The increase in income before income taxes in 2011 was primarily due to an increase in net premiums in the UK, South Africa, Italy, Spain, India and the UAE offset by unfavorable claims experience in South Africa, Mexico and the UAE. The increase in income before income taxes in 2010 was primarily due to successful growth of the business and favorable claims experience in the UK and several other European markets. Foreign currency exchange fluctuations contributed to an increase in income before income taxes totaling approximately $1.0 million and decrease of approximately $2.7 million in 2011 and 2010, respectively.

Net premiums grew by $276.0 million, or 30.0%, and $136.6 million, or 17.5%, in 2011 and 2010, respectively. These increases were the result of new business from both new and existing treaties including an increase associated with reinsurance of longevity risk in the UK of $54.7 million and $78.5 million in 2011 and 2010, respectively. In addition, net premiums in 2011 include approximately $64.7 million associated with a single premium in force transaction in Italy. The segment added new business production, measured by face amount of insurance in force, of $148.3 billion, $103.6 billion and $121.1 billion during 2011, 2010 and 2009, respectively. During 2011, there were favorable foreign currency exchange fluctuations, particularly with the British pound, the Euro and the South African rand strengthening against the U.S. dollar, which increased net premiums by approximately $31.3 million in 2011 as compared to 2010. During 2010, there were unfavorable foreign currency exchange fluctuations, particularly from the British pound and the Euro weakening against the U.S. dollar, which decreased net premiums by approximately $4.0 million in 2010 as compared to 2009.

A portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage, primarily in the UK. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Net premiums earned from this coverage totaled $244.8 million, $224.1 million and $212.1 million in 2011, 2010 and 2009, respectively. Premium levels can be significantly influenced by currency fluctuations, large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.

Net investment income increased $7.0 million, or 20.4%, and $2.3 million, or 7.1%, in 2011 and 2010, respectively. The increases can be primarily attributed to a growth in the average invested asset base of 36.8% and 35.3% in 2011 and 2010, respectively, offset by decreases in investment yields. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.

Loss ratios for this segment were 83.9%, 80.0% and 84.0% in 2011, 2010 and 2009, respectively. The increase in the loss ratio in 2011 was due to unfavorable claims experience, primarily in South Africa, Mexico and the UAE. The decrease in the loss ratio for 2010 was primarily due to favorable claims experience in the UK. During 2009 a retrocession block of business was recaptured which had the effect of increasing the loss ratio. Excluding this recapture, the loss ratio for 2009 was 82.2%. Although reasonably predictable over a period of years, death claims can be volatile over shorter periods. Management views recent experience as normal volatility that is inherent in the business.

Policy acquisition costs and other insurance expenses as a percentage of net premiums were 3.3%, 4.8% and 4.8% for 2011, 2010 and 2009, respectively. The decrease in 2011 policy acquisition costs and other insurance expenses is related to a decrease in the amortization of deferred acquisition costs affected by the mix of business, primarily in the UK. These percentages fluctuate due to timing of client company reporting, variations in the mixture of business and the relative maturity of the business. In addition, as the segment grows, renewal premiums, which have lower allowances than first-year premiums, represent a greater percentage of the total net premiums.

Other operating expenses increased $12.1 million, or 12.9%, and $13.2 million, or 16.5%, in 2011 and 2010, respectively. Other operating expenses as a percentage of net premiums totaled 8.8%, 10.2% and 10.3% in 2011, 2010 and 2009, respectively. These decreases in expenses as a percentage of net premiums reflect sustained growth in net premiums for this segment.

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

For the year ended December 31,	2011	2010	2009
(dollars in thousands)

Revenues:
Net premiums	$1,304,490	$1,139,065	$998,927
Investment income, net of related expenses	83,515	70,552	61,335
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(336)	--	(6,172)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	--	--	804
Other investment related gains (losses), net	7,350	6,153	5,165

Total investment related gains (losses), net	7,014	6,153	(203)
Other revenues	34,073	26,419	25,029

Total revenues	1,429,092	1,242,189	1,085,088

Benefits and expenses:
Claims and other policy benefits	1,076,833	926,383	817,052
Interest credited	1,149	--	--
Policy acquisition costs and other insurance expenses	174,922	133,300	106,405
Other operating expenses	109,068	93,746	78,085

Total benefits and expenses	1,361,972	1,153,429	1,001,542

Income before income taxes	$67,120	$88,760	$83,546

Income before income taxes decreased by $21.6 million, or 24.4%, and increased by $5.2 million, or 6.2%, in 2011 and 2010, respectively. The decrease in income in 2011 was affected by $16.0 million in reserve increases related to updated termination assumptions for Australia disability income business, a $8.0 million increase in incurred but not reported claims for individual and group life business and adverse claims experience. The increase in income before income taxes in 2010 is primarily due to an increase in premiums in all markets within the segment except Korea, compared to the same period in 2009. Favorable foreign currency exchange fluctuations contributed to an increase to income before income taxes totaling approximately $6.3 million and $7.8 million in 2011 and 2010, respectively.

Net premiums increased by $165.4 million, or 14.5%, and $140.1 million, or 14.0%, in 2011 and 2010, respectively. Premiums in 2011 increased in most markets due to new treaties and increased production under existing treaties, particularly in Australia and New Zealand which increased by $153.8 million and Hong Kong and Southeast Asia which increased by $18.9 million, compared to 2010. The increase in premiums in 2010 was due to an increase of $141.7, collectively, in Australia, New Zealand, Southeast Asia, Japan and Taiwan compared to 2009. The segment added new business production, measured by face amount of insurance in force, of $119.0 billion, $30.7 billion and $21.0 billion during 2011, 2010 and 2009, respectively. The strengthening of local currencies against the U.S. dollar resulted in an increase in net premiums of approximately $105.3 million and $115.0 million in 2011 and 2010, respectively.

A portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Reinsurance of critical illness in the Asia Pacific operations is offered primarily in South Korea, Australia and Hong Kong. Net premiums from this coverage totaled $157.3 million, $186.2 million, and $181.2 million in 2011, 2010 and 2009, respectively. Premium levels can be significantly influenced by currency fluctuations, large transactions and reporting practices of ceding companies and can fluctuate from period to period.

Net investment income increased $13.0 million, or 18.4%, and $9.2 million, or 15.0%, in 2011 and 2010, respectively. These increases were primarily due to growth in assets related to asset-intensive treaties offset in part by decreases in investment yields. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.

Other revenues increased by $7.7 million, or 29.0%, and $1.4 million, or 5.6%, in 2011 and 2010, respectively. The primary source of other revenues is fees from financial reinsurance treaties in Japan. The increase in other revenues in 2011 is primarily due to a new financial reinsurance treaty executed during the year. At December 31, 2011 and 2010, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, was $156.9 million and $354.6 million, respectively. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and therefore can fluctuate from period to period.

Loss ratios for this segment were 82.5%, 81.3% and 81.8% for 2011, 2010 and 2009, respectively. The increase in the loss ratio in 2011 compared with 2010 was due to reserve increases related to updated termination assumptions for Australia disability income business, a higher level of individual life claims in Australia and the estimated losses from the Japan and New Zealand earthquakes. The decrease in the loss ratio in 2010 compared with 2009 was primarily attributable to lower claims and other policy benefits in New Zealand and Hong Kong. Although reasonably predictable over a period of years, death claims can be volatile over shorter periods. Management views recent experience as normal volatility that is inherent in the business. Loss ratios will fluctuate due to timing of client company reporting, variations in the mixture of business and the relative maturity of the business.

Interest credited expense increased $1.1 million in 2011 as compared to 2010. The increase is due to contractual interest related to a new asset-intensive treaty in Japan.

Policy acquisition costs and other insurance expenses as a percentage of net premiums were 13.4%, 11.7% and 10.7% for 2011, 2010 and 2009, respectively. The ratio of policy acquisition costs and other insurance expenses as a percentage of net premiums should generally decline as the business matures; however, the percentage does fluctuate periodically due to variations in the mixture of business.

Other operating expenses increased $15.3 million, or 16.3%, and $15.7 million, or 20.1%, in 2011 and 2010, respectively. Foreign currency exchange fluctuations contributed approximately $4.5 million and $4.2 million to the increase in operating expenses in 2011 and 2010, respectively. Other operating expenses as a percentage of net premiums totaled 8.4%, 8.2% and 7.8% in 2011, 2010 and 2009, respectively. The timing of premium flows and the level of costs associated with the entrance into and development of new markets in the growing Asia Pacific segment may cause other operating expenses as a percentage of net premiums to fluctuate over periods of time.

Corporate and Other

Corporate and Other revenues include investment income and investment related gains and losses from unallocated invested assets. Corporate and Other expenses consist of the offset to capital charges allocated to the operating segments within the policy acquisition costs and other insurance expenses line item, unallocated overhead and executive costs, and interest expense related to debt and trust preferred securities. Additionally, Corporate and Other includes results from, among others, RTP, a wholly-owned subsidiary that develops and markets technology solutions for the insurance industry and the investment income and expense associated with the Company’s collateral finance facility.

For the year ended December 31,	2011	2010	2009
(dollars in thousands)

Revenues:
Net premiums	$8,744	$7,815	$8,728
Investment income, net of related expenses	118,177	107,169	76,240
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(9,136)	(18,904)	(22,582)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	176	1,459	(975)
Other investment related gains (losses), net	(3,655)	16,407	7,281

Total investment related gains (losses), net	(12,615)	(1,038)	(16,276)
Other revenues	76,881	9,871	53,393

Total revenues	191,187	123,817	122,085

Benefits and expenses:
Claims and other policy benefits	768	413	49
Interest credited	-	14	121
Policy acquisition costs and other insurance expenses (income)	(55,699)	(53,815)	(43,480)
Other operating expenses	67,194	50,898	45,782
Interest expenses	102,638	90,996	69,940
Collateral finance facility expense	12,391	7,856	8,268

Total benefits and expenses	127,292	96,362	80,680

Income before income taxes	$63,895	$27,455	$41,405

Income before income taxes increased by $36.4 million, or 132.7%, and decreased by $14.0 million, or 33.7%, in 2011 and 2010, respectively. The increase in income in 2011 is primarily due to a $67.0 million increase in other revenues and a $11.0 million increase in investment income partially offset by a $11.6 million increase in interest expense and a $16.3 million increase in other operating expenses. The decrease in income in 2010 is primarily due to the absence of the recognition of a gain on the repurchase of long-term debt of $38.9 million and a $4.8 million foreign exchange gain on the repayment of debt, recorded in other revenues in 2009 and increased interest expense related to the issuance of $400.0 million in senior notes in the fourth quarter of 2009 partially offset by a $30.9 million increase in investment income.

Total revenues increased $67.4 million, or 54.4%, and $1.7 million, or 1.4%, in 2011 and 2010, respectively. The increase in revenues in 2011 was primarily due to a $65.6 million gain on the repurchase of collateral finance facility securities and a $11.0 million increase in investment income, primarily due to growth in the invested asset base. The increase in revenues in 2010 was primarily due to an increase in investment income largely due to an increase in invested assets, related to the aforementioned senior notes issued in the fourth quarter of 2009. This increase was largely offset by a decrease in other revenues associated with the absence in 2010 of gains from the debt repurchase and repayment, as described above.

Total benefits and expenses increased $30.9 million or 32.1%, and $15.7 million or 19.4%, in 2011 and 2010, respectively. The increase in total benefits and expenses in 2011 was primarily due to an increase in other operating expenses related to employee compensation as well as a loss associated with the redemption and remarketing associated with Preferred Income Equity Redeemable Securities of $4.4 million. This loss reflects the recognition of the unamortized issuance costs of the original preferred securities. Also, interest expense related to higher interest provisions for income taxes related to uncertain tax positions of $8.5 million and interest on a higher level of outstanding debt. Collateral finance facility expense increased $4.5 million related to a collateral financing arrangement entered into with an international bank. The increase in total benefits and expenses in 2010 was primarily due to increased interest expense related to the aforementioned senior notes issued in 2009 partially offset by lower policy acquisition costs and other insurance expenses in 2010, primarily due to increased charges to the operating segments for the use of capital.

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

The Company periodically reviews the EGP valuation model and assumptions so that the assumptions reflect best estimates of future experience. Two assumptions are considered to be most significant: (1) estimated interest spread, and (2) estimated future policy lapses. The following table reflects the possible change that would occur in a given year if assumptions, as a percentage of current deferred policy acquisition costs related to asset-intensive products ($1,204.8 million as of December 31, 2011), are changed as illustrated:

Quantitative Change in Significant Assumptions	One-Time Increase in DAC	One-Time Decrease in DAC

Estimated interest spread increasing (decreasing) 25 basis points from the current spread	0.94%	-1.03%

Estimated future policy lapse rates decreasing (increasing) 20% on a permanent basis (including surrender charges)	0.47%	-0.36%

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

The following table displays DAC balances for asset-intensive business and non-asset-intensive business by segment as of December 31, 2011:

(dollars in thousands)
	Asset-Intensive DAC	Non-Asset-Intensive DAC	Total DAC
U.S.	$1,204,825	$1,509,734	$2,714,559
Canada	--	355,061	355,061
Europe & South Africa	--	420,720	420,720
Asia Pacific	--	523,644	523,644
Corporate and Other	--	--	--

Total	$1,204,825	$2,809,159	$4,013,984

As of December 31, 2011, the Company estimates that approximately 94.8% of its DAC balance is collateralized by surrender fees due to the Company and the reduction of policy liabilities, in excess of termination values, upon surrender or lapse of a policy.

Liquidity and Capital Resources

Current Market Environment

The latter part of 2011 was particularly volatile for the global financial markets due to the slow recovery of the U.S. economy, the reduction in the credit rating of U.S. sovereign debt by Standard & Poor’s, and financial distress and sovereign debt rating downgrades of many European countries. This volatility and uncertainty in the global financial markets is likely to continue during 2012.

The current U.S. interest rate environment is negatively affecting the Company’s earnings. Investment yield has decreased 33 basis points in 2011 as compared to 2010. In addition, the Company’s insurance liabilities, in particular its annuity products, are sensitive to changing market factors. Unfavorable market performance has contributed to a decrease in earnings on the Company’s annuity products, particularly with variable annuities that contain embedded derivatives. Results of operations in 2011 and 2010 reflect unfavorable changes in the value of embedded derivatives as credit spreads have widened during both periods. There has been continued improvement in gross unrealized gains on fixed maturity securities and equity securities available-for-sale, which were $2,306.6 million and $1,283.4 million at December 31, 2011 and 2010, respectively. Gross unrealized losses have not been as volatile, totaling $292.5 million and $319.1 million at December 31, 2011 and 2010, respectively, far below the gross unrealized gains. The increase in the gross unrealized gains is primarily due to lower interest rates.

The Company continues to be in a position to hold its investment securities until recovery, provided it remains comfortable with the credit of the issuers. As indicated above, gross unrealized gains on investment securities of $2,306.6 million are well in excess of gross unrealized losses of $292.5 million as of December 31, 2011. Historically low interest rates continued to put pressure on the Company’s investment yield. If interest rates remain at current levels for the next five years, management estimates that investment yield could gradually drop by an estimated 50 basis points over that five-year period, which could, in turn, reduce returns on equity as excess cash flows would be reinvested at lower yields. All else equal, those projected returns would decline between 15 and 20 basis points in 2012 and around 50 basis points by the end of 2016. In January 2012, U.S. Federal Reserve officials indicated that economic conditions in the U.S. would likely warrant exceptionally low federal funds rate through 2014. The Company does not rely on short-term funding or commercial paper and to date it has experienced no liquidity pressure, nor does it anticipate such pressure in the foreseeable future. The Company has selectively reduced its exposure to distressed security issuers through security sales.

The Company projects its reserves to be sufficient and it would not expect to write down deferred acquisition costs or be required to take any actions to augment capital, even if interest rates remain at current levels for the next five years. While the Company has felt the pressures of sustained low interest rates and volatile equity markets and may continue to do so, its business operations are not overly sensitive to these risks due to its relatively low levels of asset leverage. Although management believes the Company’s current capital base is adequate to support its business at current operating levels, it continues to monitor new business opportunities and any associated new capital needs that could arise from the changing financial landscape.

The Holding Company

RGA is an insurance holding company whose primary uses of liquidity include, but are not limited to, the immediate capital needs of its operating companies, dividends paid to its shareholders, repurchase of common stock and interest payments on its indebtedness (See Note 13 - “Debt and Trust Preferred Securities” in the Notes to Consolidated Financial

Statements). RGA recognized interest expense of $111.6 million, $96.6 million and $73.7 million in 2011, 2010, and 2009, respectively. RGA made capital contributions to subsidiaries of $105.6 million, $74.0 million and $91.0 million in 2011, 2010, and 2009, respectively. Dividends to shareholders were $44.2 million, $35.2 million and $26.2 million in 2011, 2010, and 2009, respectively. RGA’s principal payments on debt in 2011 and 2009 were $200.0 million and $22.5 million, respectively. The primary sources of RGA’s liquidity include proceeds from its capital raising efforts, interest income on undeployed corporate investments, interest income received on surplus notes with RGA Reinsurance, RCM and Rockwood Re and dividends from operating subsidiaries. RGA recognized interest and dividend income of $245.6 million, $128.5 million and $44.6 million in 2011, 2010 and 2009, respectively. Net proceeds from unaffiliated long-term debt issuance were $394.4 million and $396.3 million in 2011 and 2009, respectively. Proceeds from affiliated long-term debt issuance were $500.0 million. As the Company continues its expansion efforts, RGA will continue to be dependent upon these sources of liquidity. As of December 31, 2011 and 2010, RGA held $583.6 million and $578.0 million, respectively, of cash and cash equivalents, short-term and other investments and fixed maturity investments. See “Part IV – Item 15(a)(2) Financial Statement Schedules – Schedule II – Condensed Financial Information of Registrant” for more information regarding RGA’s financial information.

RGA established an intercompany revolving credit facility where certain subsidiaries can lend to or borrow from each other and from RGA in order to manage capital and liquidity more efficiently. The intercompany revolving credit facility, which is a series of demand loans among RGA and its affiliates, is permitted under applicable insurance laws and has been approved by the Missouri Department of Insurance. This facility reduces overall borrowing costs by allowing RGA and its operating companies to access internal cash resources instead of incurring third-party transaction costs. The statutory borrowing and lending limit for RGA’s Missouri-domiciled insurance subsidiaries is currently the lesser of 3% of the insurance company’s admitted assets and 25% of its surplus, in both cases, as of its most recent year-end. There were no amounts outstanding under the intercompany revolving credit facility as of December 31, 2011.

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

In anticipation of the redemption and remarketing of RGA’s trust preferred securities discussed below, RGA purchased 3.0 million shares of its outstanding common stock from MetLife, Inc. on February 15, 2011, at a price of $61.14 per share, reflecting the most recent closing price of the Company’s common stock. The purchased common shares have been placed into treasury for general corporate purposes.

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

The Company’s share repurchase transactions described above were intended to offset share dilution associated with the issuance of approximately 5.5 million common shares from the exercise of warrants as discussed below in “Debt and Preferred Securities”.

During the third quarter of 2011, RGA repurchased 838,362 shares of common stock under a previously approved stock repurchase program for $43.1 million. The common shares repurchased have been placed into treasury to be used for general corporate purposes.

In July 2011, the Company’s quarterly dividend was increased to $0.18 per share from $0.12 per share. All future payments of dividends are at the discretion of RGA’s board of directors and will depend on the Company’s earnings, capital requirements, insurance regulatory conditions, operating conditions, and other such factors as the board of directors may deem relevant. The amount of dividends that RGA can pay will depend in part on the operations of its reinsurance subsidiaries.

See Note 3 - “Stock Transactions” and Note 13 – “Debt and Trust Preferred Securities” in the Notes to Consolidated Financial Statements for additional information regarding the Company’s securities transactions.

Statutory Dividend Limitations

RCM and RGA Reinsurance are subject to Missouri statutory provisions that restrict the payment of dividends. They may not pay dividends in any 12-month period in excess of the greater of the prior year’s statutory net gain from operations or 10% of statutory capital and surplus at the preceding year-end, without regulatory approval. The applicable statutory provisions only permit an insurer to pay a shareholder dividend from unassigned surplus. Any dividends paid by RGA Reinsurance would be paid to RCM, its parent company, which in turn has restrictions related to its ability to pay dividends to RGA. RCM’s primary asset is its investment in RGA Reinsurance. As of January 1, 2012, RCM and RGA Reinsurance could pay maximum dividends, without prior approval, of approximately $147.9 million and $151.6 million, respectively. The MDI allows RCM to pay a dividend to RGA to the extent RCM received the dividend from RGA Reinsurance, without limitation related to the level of unassigned surplus. Dividend payments from other subsidiaries are subject to regulations in the jurisdiction of domicile.

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

Debt and Trust Preferred Securities

Certain of the Company’s debt agreements contain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of consolidated net worth, maximum ratios of debt to capitalization and change of control provisions. The Company is required to maintain a minimum consolidated net worth, as defined in the debt agreements, of $3,000.0 million, before any defined adjustments, calculated as of the last day of each fiscal quarter. Also, consolidated indebtedness, calculated as of the last day of each fiscal quarter, cannot exceed 35% of the sum of the Company’s consolidated indebtedness plus adjusted consolidated net worth. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the various agreements. Additionally, the Company’s debt agreements contain cross-default covenants, which would make outstanding borrowings immediately payable in the event of a material uncured covenant default under any of the agreements, including, but not limited to, non-payment of indebtedness when due for an amount in excess of $100.0 million, bankruptcy proceedings, or any other event which results in the acceleration of the maturity of indebtedness. As of December 31, 2011 and 2010, the Company had $1,414.7 million and $1,216.4 million, respectively, in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, and the Company’s ability to raise additional funds. There currently are no repayments of debt due over the next five years.

The Company enters into derivative agreements with counterparties that reference either the Company’s debt rating or its financial strength rating. If either rating is downgraded in the future it could trigger certain terms in the Company’s derivative agreements, which could negatively affect overall liquidity. For the majority of the Company’s derivative agreements, there is a termination event should the long-term senior debt ratings drop below either BBB+ (S&P) or Baa1 (Moody’s) or the financial strength ratings drop below either A- (S&P) or A3 (Moody’s).

In December 2011, the Company entered into a syndicated revolving credit facility with a four year term and an overall capacity of $850.0 million, replacing its $750.0 million five-year syndicated revolving credit facility, which was scheduled to mature in September 2012. The Company may borrow cash and may obtain letters of credit in multiple currencies under this facility. As of December 31, 2011, the Company had no cash borrowings outstanding and $183.5 million in issued, but undrawn, letters of credit under this facility. As of December 31, 2011, the average interest rate on long-term and short-term debt outstanding was 5.94% compared to 6.38% at the end of 2010.

On May 27, 2011, RGA issued 5.00% Senior Notes due June 1, 2021 with a face amount of $400.0 million. These senior notes have been registered with the Securities and Exchange Commission. The net proceeds from the offering were approximately $394.4 million and were used to fund the payment of the RGA’s $200.0 million senior notes that matured in December 2011 and for general corporate purposes. Capitalized issue costs were approximately $3.4 million.

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

Collateral Finance Facilities and Statutory Reserve Funding

The Company uses various internal and third-party reinsurance arrangements and funding sources to manage statutory reserve strain, including reserves associated with Regulation XXX, and collateral requirements. Assets in trust and letters of credit are often used as collateral in these arrangements. See “Assets in Trust” and “Letters of Credit” below for more information.

Regulation XXX, implemented in the U.S. for various types of life insurance business beginning January 1, 2000, significantly increased the level of reserves that U.S. life insurance and life reinsurance companies must hold on their statutory financial statements for various types of life insurance business, primarily certain level premium term life products. The reserve levels required under Regulation XXX increase over time and are normally in excess of reserves required under GAAP. In situations where primary insurers have reinsured business to reinsurers that are unlicensed and unaccredited in the U.S., the reinsurer must provide collateral equal to its reinsurance reserves in order for the ceding company to receive statutory financial statement credit. In order to manage the effect of Regulation XXX on its statutory financial statements, RGA Reinsurance has retroceded a majority of Regulation XXX reserves to unaffiliated and affiliated unlicensed reinsurers. RGA Reinsurance’s statutory capital may be significantly reduced if the unaffiliated or affiliated reinsurer is unable to provide the required collateral to support RGA Reinsurance’s statutory reserve credits and RGA Reinsurance cannot find an alternative source for collateral.

In June 2006, RGA’s subsidiary, Timberlake Financial, issued $850.0 million of Series A Floating Rate Insured Notes due June 2036 in a private placement. The notes were issued to fund the collateral requirements for statutory reserves required by the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX) on specified term life insurance policies reinsured by RGA Reinsurance and retroceded to Timberlake Re. Proceeds from the notes, along with a $112.8 million direct investment by the Company, were deposited into a series of accounts that collateralize the notes and are not available to satisfy the general obligations of the Company. As of December 31, 2011, the Company held assets in trust and in custody of $896.1 million, of which $33.5 million were held in a Debt Service Coverage account to cover interest payments on the notes. Interest on the notes will accrue at an annual rate of 1-month LIBOR plus a base rate margin, payable monthly and totaled $7.1 million and $7.9 million in 2011 and 2010, respectively. The payment of interest and principal on the notes is insured through a financial guaranty insurance policy by a monoline insurance company whose parent company is operating under Chapter 11 bankruptcy. The notes represent senior, secured indebtedness of Timberlake Financial without legal recourse to RGA or its other subsidiaries. Timberlake Financial relies primarily upon the receipt of interest and principal payments on a surplus note and dividend payments from its wholly-owned subsidiary, Timberlake Re, a South Carolina captive insurance company, to make payments of interest and principal on the notes. The ability of Timberlake Re to make interest and principal payments on the surplus note and dividend payments to Timberlake Financial is contingent upon the South Carolina Department of Insurance’s regulatory approval. Since Timberlake Re’s Risk Based Capital ratio is below 100%, it has been required to request approval on a quarterly rather than annual basis and provide additional scenario testing results. Approval to pay interest on the surplus note has been granted through March 28, 2012.

During 2011, the Company repurchased $198.5 million face amount of the Timberlake Financial notes for $130.8 million, which was the market value at the date of the purchases. The notes were purchased by RGA Reinsurance. As a result, the Company recorded pre-tax gains of $65.6 million, after fees, in other revenues in 2011.

In accordance with the general accounting principles for Consolidation, Timberlake Financial is considered to be a variable interest entity and the Company is deemed to hold the primary beneficial interest because it owns 100% of the voting rights. As a result, the operations of Timberlake Financial have been consolidated into the Company’s financial statements.

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

In 2010, Manor Re obtained $300.0 million of collateral financing through 2020 from an international bank which enabled Manor Re to deposit assets in trust to support statutory reserve credit for an affiliated reinsurance transaction. The bank has recourse to RGA should Manor Re fail to make payments or otherwise not perform its obligations under this financing. Interest on the collateral financing accrues at an annual rate of 3-month LIBOR plus a base rate margin, payable quarterly and totaled $5.3 million in 2011.

During 2011, to enhance liquidity and capital efficiency within the group, various operating subsidiaries purchased $500.0 million of newly issued RGA subordinated debt. Similarly, RGA also purchased $475.0 million of surplus notes issued by its newly formed subsidiary Rockwood Re. These intercompany debt securities are eliminated for consolidated financial reporting.

Based on the growth of the Company’s business and the pattern of reserve levels under Regulation XXX associated with term life business and other statutory reserve requirements, the amount of ceded reserve credits is expected to grow. This growth will require the Company to obtain additional letters of credit, put additional assets in trust, or utilize other funding mechanisms to support the reserve credits. If the Company is unable to support the reserve credits, the regulatory capital levels of several of its subsidiaries may be significantly reduced. The reduction in regulatory capital would not directly affect the Company’s consolidated shareholders’ equity under GAAP; however, it could affect the Company’s ability to write new business and retain existing business.

Assets in Trust

Some treaties give ceding companies the right to request that the Company place assets in trust for the benefit of the cedant to support statutory reserve credits in the event of a downgrade of the Company’s ratings to specified levels, generally non-investment grade levels, or if minimum levels of financial condition are not maintained. As of December 31, 2011, these treaties had approximately $1,277.2 million in statutory reserves. Assets placed in trust continue to be owned by the Company, but their use is restricted based on the terms of the trust agreement. Securities with an amortized cost of $1,534.0 million were held in trust for the benefit of certain RGA subsidiaries to satisfy collateral requirements for reinsurance business at December 31, 2011. Additionally, securities with an amortized cost of $2,144.6 million as of December 31, 2011 were held in trust to satisfy collateral requirements under certain third-party reinsurance treaties. Under certain conditions, the Company may be obligated to move reinsurance from one subsidiary of RGA to another subsidiary of RGA or make payments under a given treaty. These conditions include change in control or ratings of the subsidiary, insolvency, nonperformance under a treaty, or loss of reinsurance license of such subsidiary. If the Company was ever required to perform under these obligations, the risk to the Company on a consolidated basis under the reinsurance treaties would not change; however, additional capital may be required due to the change in jurisdiction of the subsidiary reinsuring the business, which could lead to a strain on liquidity.

Proceeds from the notes issued by Timberlake Financial and the Company’s direct investment in Timberlake Financial were deposited into a series of trust accounts as collateral and are not available to satisfy the general obligations of the Company. As of December 31, 2011 the Company held deposits in trust and in custody of $896.1 million for this purpose, which is not included above. See “Collateral Finance Facility” above for additional information on the Timberlake notes.

Letters of Credit

The Company has obtained bank letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions similar to those described in the “Debt and Trust Preferred Securities” discussion above. At December 31, 2011, there were approximately $15.8 million of outstanding bank letters of credit in favor of third parties. Additionally, the Company utilizes letters of credit to secure statutory reserve credits when it retrocedes business to its subsidiaries, including Parkway Re, Timberlake Re, Rockwood Re, RGA Americas, RGA Barbados and RGA Atlantic. The Company cedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions, such as the U.S. and the UK. The capital required to support the business in the affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of December 31, 2011, $582.9 million in letters of credit from various banks were outstanding, but undrawn, backing reinsurance between the various subsidiaries of the Company.

In December 2011, the Company entered into a syndicated revolving credit facility with a four year term and an overall capacity of $850.0 million, replacing its $750.0 million five-year syndicated revolving credit facility, which was scheduled to mature in September 2012. The Company may borrow cash and may obtain letters of credit in multiple currencies under the facility. At December 31, 2011, the Company had $183.5 million in issued, but undrawn, letters of credit under this facility, which is included in the total above. Applicable letter of credit fees and fees payable for the credit facility depend upon the Company’s senior unsecured long-term debt rating. As of December 31, 2011, the Company had $113.3 million in issued, but undrawn, letters of credit remaining under its $750.0 million five-year syndicated revolving credit facility, included in the total above, which were cancelled on January 6, 2012. Also during 2011, the Company entered into a five-year, $120.0 million letter of credit facility agreement. As of December 31, 2011, the Company had no issued letters of credit under this new facility. Letter of credit fees for this facility are fixed for the term of the facility. The Company also maintains a $200.0 million letter of credit facility which is scheduled to mature in September 2019. This letter of credit facility is fully utilized and expected to amortize to zero by 2019. As of December 31, 2011, the Company had $200.0 million in issued, but undrawn, letters of credit under this facility, which is included in the total above. Letter of credit fees for this facility are fixed for the term of the facility. Fees associated with the Company’s other letters of credit are not fixed for periods in excess of one year and are based on the Company’s ratings and the general availability of these instruments in the marketplace.

In 2006, the Company entered into a reinsurance agreement that requires it to post collateral for a portion of the business being reinsured. As part of the collateral requirements, a third party financial institution has issued a letter of credit for the benefit of the ceding company (the “beneficiary”), which may draw on the letter of credit to be reimbursed for valid claim payments not made by RGA pursuant to the reinsurance treaty. RGA is not a direct obligor under the letter of credit. To the extent the letter of credit is drawn by the beneficiary, reimbursement to the third party financial institution will be through reduction in amounts owed to RGA by the third party financial institution under a secured structured loan. RGA’s liability under the reinsurance agreement will be reduced by any amount drawn by the ceding company under the letter of credit. As of December 31, 2011, the structured loan totaled $281.0 million and the amount of the letter of credit totaled $267.7 million. The structured loan is recorded in “other invested assets” on RGA’s consolidated balance sheets.

Reinsurance Operations

Reinsurance agreements, whether facultative or automatic, generally provide recapture provisions. Most U.S.-based reinsurance treaties include a recapture right for ceding companies, generally after 10 years. Outside of the U.S., treaties primarily include a mutually agreed upon recapture provision. Recapture rights permit the ceding company to reassume all or a portion of the risk formerly ceded to the reinsurer. In some situations, the Company has the right to place assets in trust for the benefit of the ceding party in lieu of recapture. Additionally, certain treaties may grant recapture rights to ceding companies in the event of a significant decrease in RGA Reinsurance’s NAIC risk based capital ratio or financial strength rating. The RBC ratio trigger varies by treaty at amounts between 125% and 225% of the NAIC’s company action level. Financial strength rating triggers vary by treaty with the majority of the triggers reached if RGA Reinsurance’s financial strength rating falls five notches from its current rating of “AA-” to the “BBB” level on the S&P scale. Recapture of business previously ceded does not affect premiums ceded prior to the recapture of such business, but would reduce premiums in subsequent periods. Upon recapture, the Company would reflect a net gain or loss on the settlement of the assets and liabilities associated with the treaty. In some cases, the ceding company is required to pay the Company a recapture fee. The Company estimates approximately $333.9 billion of its gross assumed in force business, as of December 31, 2011, was subject to treaties where the ceding company could recapture in the event minimum levels of financial condition or ratings were not maintained.

Guarantees

RGA has issued guarantees to third parties on behalf of its subsidiaries for the payment of amounts due under certain reinsurance treaties, securities borrowing arrangements and office lease obligations, whereby if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. In limited circumstances, treaty guarantees are granted to ceding companies in order to provide additional security, particularly in cases where RGA’s subsidiary is relatively new, unrated, or not of significant size, relative to the ceding company. Liabilities supported by the treaty guarantees, before consideration for any legally offsetting amounts due from the guaranteed party, totaled $697.5 million and $600.8 million as of December 31, 2011 and 2010, respectively, and are reflected on the Company’s consolidated balance sheets in future policy benefits. As of December 31, 2011 and 2010, the Company’s exposure related to treaty guarantees, net of assets held in trust, was $467.5 million and $352.0 million, respectively. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to borrowed securities provide additional security to third parties should a subsidiary fail to make principal and/or interest payments when due. As of December 31, 2011, RGA’s obligation related to borrowed securities guarantees was $150.0 million. RGA has issued payment guarantees on behalf of two of its subsidiaries in the event the subsidiaries fail to make payment under their office lease obligations, the exposure of which was $11.7 million as of December 31, 2011.

In addition, the Company indemnifies its directors and officers pursuant to its charters and by-laws. Since this indemnity generally is not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under this indemnity in the future.

Balance Sheet Arrangements

At December 31, 2011, the Company’s commitments to fund investments were $156.6 million in limited partnerships, $33.6 million in commercial mortgage loans and $100.0 million in private placement investments. At December 31, 2010, the Company’s commitments to fund investments were $147.2 million in limited partnerships, $6.7 million in commercial mortgage loans and $7.5 million in private placement investments. The Company anticipates that the majority of its current commitments will be invested over the next five years; however, these commitments could become due any time at the request of the counterparties. Investments in limited partnerships and private placements are carried at cost or accounted for using the equity method and included in other invested assets in the consolidated balance sheets.

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

Additional sources of liquidity to meet unexpected cash outflows in excess of operating cash inflows and current cash and equivalents on hand include selling short-term investments or fixed maturity securities and drawing funds under existing credit facilities, under which the Company had availability of $666.5 million as of December 31, 2011. The Company also has $965.3 million of funds available through collateralized borrowings from the Federal Home Loan Bank of Des Moines (“FHLB”).

The Company’s principal cash outflows relate to the payment of claims liabilities, interest credited, operating expenses, income taxes, and principal and interest under debt and other financing obligations. The Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage and coinsurance contracts (See Note 2, “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements). The Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance. The Company has never experienced a material default in connection with retrocession arrangements, nor has it experienced any difficulty in collecting claims recoverable from retrocessionaires; however, no assurance can be given as to the future performance of such retrocessionaires nor to the recoverability of future claims. The Company’s management believes its current sources of liquidity are adequate to meet its cash requirements for the next 12 months.

The Company’s net cash flows provided by operating activities for the years ended December 31, 2011, 2010 and 2009, were $1,309.5 million, $1,842.7 million and $1,364.2 million, respectively. Cash flows from operating activities are affected by the timing of premiums received, claims paid and working capital changes. Operating cash flows decreased $533.2 million during 2011 as cash from premiums and investment income increased $837.9 million and $43.5 million, respectively, but was more than offset by higher operating net cash outlays of $1,414.6 million. Operating cash flows increased $478.5 million during 2010 as cash from premiums and investment income increased $878.1 million and $114.5 million, respectively, offset by higher operating net cash outlays of $514.1 million. The Company believes the short-term cash requirements of its business operations will be sufficiently met by the positive cash flows generated. Additionally, the Company believes it maintains a high-quality fixed maturity portfolio with positive liquidity characteristics. These securities are available-for-sale and could be sold if necessary to meet the Company’s short- and long-term obligations, subject to market conditions.

Net cash used in investing activities was $905.8 million, $1,720.5 million and $1,939.1 million in 2011, 2010 and 2009, respectively. Changes in cash used in investing activities primarily relate to the management of the Company’s investment portfolios and the investment of excess cash generated by operating and financing activities.

Net cash (used in) provided by financing activities was $102.0 million, $(193.4) million and $195.0 million in 2011, 2010 and 2009, respectively. The increase in cash provided by financing activities in 2011 was primarily due to increased deposits of $243.3 million and reduced withdrawals of $165.9 million, under investment-type contracts, and proceeds from the issuance, net of principal payments on long-term debt of $194.4 million as discussed above, partially offset by increased purchases of treasury stock of $379.6 million. Also reflected in the net cash provided by (used in) financing activities is cash provided by an increase in the change in cash collateral received for derivative positions of $204.9 million partially offset by cash used due to the repurchase of collateral finance facility securities of $130.8 million as discussed above. The decrease in cash provided by financing activities in 2010 was primarily due to the issuance of $396.3 million of securities in 2009. Also contributing to the decrease in 2010 was a reduction in deposits of $148.1 million and an increase in withdrawals of $91.6 million, under investment type contracts. Partially offsetting these decreases in 2010 was a $202.1 million increase in cash collateral received under derivative contracts due to a change in the value of the underlying derivatives.

Contractual Obligations

The following table displays the Company’s contractual obligations, including obligations arising from its reinsurance business (in millions):

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Future policy benefits(1)	$6,566.3	$(554.1)	$(704.4)	$(430.7)	$8,255.5
Interest-sensitive contract liabilities(2)	12,154.0	995.6	1,981.9	1,859.9	7,316.6
Long-term debt, including interest	3,084.7	84.3	168.5	168.5	2,663.4
Collateral financing, including interest(3)	1,052.3	55.7	55.7	86.1	854.8
Other policy claims and benefits	2,841.4	2,841.4	--	--	--
Operating leases	74.5	16.3	24.4	12.4	21.4
Limited partnerships	156.6	156.6	--	--	--
Investment purchase and loan commitments	134.3	134.3	--	--	--
Payables for collateral received under derivative transactions	241.5	241.5	--	--	--

Total	$26,305.6	$3,971.6	$1,526.1	$1,696.2	$19,111.7

(1)

Future policyholder benefits include liabilities related primarily to the Company’s reinsurance of life and health insurance products. Amounts presented in the table above represent the estimated obligations as they become due to ceding companies for benefits under such contracts, and also include future premiums, allowances and other amounts due to or from the ceding companies as the result of the Company’s assumptions of mortality, morbidity, policy lapse and surrender risk as appropriate to the respective product. Total payments may vary materially from prior years due to the assumption of new treaties or as a result of changes in projections of future experience. All estimated cash payments presented in the table above are undiscounted as to interest, net of estimated future premiums on policies currently in force and gross of any reinsurance recoverable. The sum of the undiscounted estimated cash flows shown for all years in the table is an obligation of $6,566.3 million compared to the discounted liability amount of $9,903.5 million included on the consolidated balance sheet, substantially all due to the effects of discounting the estimated cash flows in the balance sheet liability. The time value of money is not factored into the calculations in the table above. In addition, differences will arise due to changes in the projection of future benefit payments compared with those developed when the reserve was established. Expected premiums exceed expected policy benefit payments and allowances due to the nature of the reinsurance treaties, which generally have increasing premium rates that exceed the increasing benefit payments.

(2)

Interest-sensitive contract liabilities include amounts related to the Company’s reinsurance of asset-intensive products, primarily deferred annuities and corporate-owned life insurance. Amounts presented in the table above represent the estimated obligations as they become due both to and from ceding companies relating to activity of the underlying policyholders. Amounts presented in the table above represent the estimated obligations under such contracts undiscounted as to interest, including assumptions related to surrenders, withdrawals, premium persistency, partial withdrawals, surrender charges, annuitizations, mortality, future interest credited rates and policy loan utilization. The sum of the obligations shown for all years in the table of $12,154.0 million exceeds the liability amount of $8,394.5 million included on the consolidated balance sheet principally due to the lack of discounting and accounting for separate account contracts.

(3)

Includes the Manor Re collateral financing arrangement that does not appear on the consolidated balance sheets due to a master netting agreement where the Company holds a term deposit note of equal value from the counterparty.

Excluded from the table above are net deferred income tax liabilities, unrecognized tax benefits, and accrued interest related to unrecognized tax benefits of $1,829.1 million, $194.3 million, and $39.8 million, respectively, for which the Company cannot reliably determine the timing of payment. Current income tax payable is also excluded from the table.

The net funded status of the Company’s qualified and nonqualified pension and other postretirement liabilities included within other liabilities has been excluded from the amounts presented in the table above. As of December 31, 2011, the Company had a net unfunded balance of $80.7 million related to qualified and nonqualified pension and other postretirement liabilities. See Note 10 – “Employee Benefit Plans” in the Notes to Consolidated Financial Statements for information related to the Company’s obligations and funding requirements for pension and other post-employment benefits.

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

The Company’s liquidity position (cash and cash equivalents and short-term investments) was $1,051.4 million and $582.0 million at December 31, 2011 and 2010, respectively. Cash and cash equivalents includes cash collateral received from derivative counterparties of $241.5 million and $10.3 million as of December 31, 2011 and 2010, respectively. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in other liabilities in the Company’s consolidated balance sheets. Liquidity needs are determined from valuation analyses conducted by operational units and are driven by product portfolios. Periodic evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.

The Company periodically sells investment securities under agreements to repurchase the same securities. These arrangements are used for purposes of short-term financing. There were no securities subject to these agreements outstanding at December 31, 2011 or 2010. The book value of securities subject to these agreements, if any, are included in fixed maturity securities while the repurchase obligations would be reported in other liabilities in the consolidated balance sheets. The Company also occasionally enters into arrangements to purchase securities under agreements to resell the same securities. Amounts outstanding, if any, are reported in cash and cash equivalents. These agreements are primarily used as yield enhancement alternatives to other cash equivalent investments. There were no such agreements outstanding at December 31, 2011 or 2010. The Company participates in a securities borrowing program whereby securities, which are not reflected on the Company’s consolidated balance sheets, are borrowed from a third party. The Company is required to maintain a minimum of 100% of the market value of the borrowed securities as collateral. The Company had borrowed securities with an amortized cost and a market value of $150.0 million as of December 31, 2011. The borrowed securities are used to provide collateral under an affiliated reinsurance transaction. There were no securities borrowed as of December 31, 2010.

RGA Reinsurance is a member of the FHLB and holds $18.9 million of common stock in the FHLB, which is included in other invested assets on the Company’s consolidated balance sheets. RGA Reinsurance occasionally enters into traditional funding agreements with the FHLB but had no outstanding traditional funding agreements with the FHLB at December 31, 2011 or 2010. The Company’s average outstanding balance of traditional funding agreements was $23.2 million during 2011. The Company’s average outstanding balance of traditional funding agreements during 2010 was not material. Interest on traditional funding agreements with the FHLB is reflected in interest expense on the Company’s consolidated statements of income.

In addition, RGA Reinsurance has also entered into funding agreements with the FHLB under guaranteed investment contracts whereby RGA Reinsurance has issued the funding agreements in exchange for cash and for which the FHLB has been granted a blanket lien on RGA Reinsurance’s commercial and residential mortgage-backed securities and commercial mortgage loans used to collateralize RGA Reinsurance’s obligations under the funding agreements. RGA Reinsurance maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreements represented by this blanket lien provide that upon any event of default by RGA Reinsurance, the FHLB’s recovery is limited to the amount of RGA Reinsurance’s liability under the outstanding funding agreements. The amount of the Company’s liability for the funding agreements with the FHLB under guaranteed investment contracts was $197.7 million and $199.3 million at December 31, 2011 and 2010, respectively, which is included in interest sensitive contract liabilities. The advances on these agreements are collateralized primarily by commercial and residential mortgage-backed securities and commercial mortgage loans.

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

Investments

The Company had total cash and invested assets of $25.9 billion and $23.1 billion at December 31, 2011 and 2010, respectively, as illustrated below (dollars in thousands):

	0000000000000000000000	0000000000000000000000
	2011	2010
Fixed maturity securities, available-for-sale	$16,200,950	$14,304,597
Mortgage loans on real estate	991,731	885,811
Policy loans	1,260,400	1,228,418
Funds withheld at interest	5,410,424	5,421,952
Short-term investments	88,566	118,387
Other invested assets	1,012,541	707,403
Cash and cash equivalents	962,870	463,661

Total cash and invested assets	$25,927,482	$23,130,229

The following table presents consolidated average invested assets at amortized cost, net investment income and investment yield, excluding funds withheld at interest. Funds withheld at interest assets are primarily associated with the reinsurance of annuity contracts on which the Company earns a spread. Fluctuations in the yield on funds withheld assets are substantially offset by a corresponding adjustment to the interest credited on the liabilities (dollars in thousands).

				Increase / (Decrease)
	2011	2010	2009	2011	2010

Average invested assets at amortized cost	$17,075,561	$15,283,113	$13,013,390	11.7%	17.4%
Net investment income	904,086	858,320	747,730	5.3%	14.8%

Investment yield (ratio of net investment income to average invested assets)	5.29%	5.62%	5.75%	(0.33)%	(0.13)%

The current U.S. interest rate environment is negatively affecting the Company’s earnings. Investment yield decreased in 2011 and 2010 due primarily to slightly lower yields on several asset classes including fixed maturity securities, mortgage loans and policy loans. The lower yields are due primarily to a lower interest rate environment which decreases the yield on new investment purchases. All investments held by RGA and its subsidiaries are monitored for conformance with the qualitative and quantitative limits prescribed by the applicable jurisdiction’s insurance laws and regulations. In addition, the operating companies’ boards of directors periodically review their respective investment portfolios. The Company’s investment strategy is to maintain a predominantly investment-grade, fixed maturity portfolio, to provide adequate liquidity for expected reinsurance obligations, and to balance income and total return objectives while maintaining prudent asset management. The Company’s duration needs differ between operating segments. Based on Canadian reserve requirements, the Canadian liabilities are matched with long-duration Canadian assets and the duration of the Canadian portfolio exceeds twenty years. The average duration for all the Company’s portfolios, when consolidated, ranges between eight and ten years. See Note 4 – “Investments” in the Notes to Consolidated Financial Statements for additional information regarding the Company’s investments.

Fixed Maturity and Equity Securities Available-for-Sale

See “Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for tables that provide the amortized cost, unrealized gains and losses, estimated fair value of fixed maturity and equity securities, and the other-than-temporary impairments in AOCI by sector as of December 31, 2011 and 2010.

The Company’s fixed maturity securities are invested primarily in corporate bonds, mortgage- and asset-backed securities, and U.S. and Canadian government securities. As of December 31, 2011 and 2010, approximately 95.5% and 95.0%, respectively, of the Company’s consolidated investment portfolio of fixed maturity securities were investment grade.

Important factors in the selection of investments include diversification, quality, yield, total rate of return potential and call protection. The relative importance of these factors is determined by market conditions and the underlying product or portfolio characteristics. Cash equivalents are primarily invested in high-grade money market instruments. The largest asset class in which fixed maturity securities were invested was in corporate securities, which represented approximately 46.0% of total fixed maturity securities at December 31, 2011, compared to 46.9% at December 31, 2010. See “Corporate Fixed Maturity Securities” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for tables showing the major industry types and weighted average credit ratings, which comprise the corporate fixed maturity holdings at December 31, 2011 and 2010.

The creditworthiness of Greece, Ireland, Italy, Portugal and Spain, commonly referred to as “Europe’s peripheral region” is under ongoing stress and uncertainty due to high debt levels and economic weakness. The Company did not have exposure to sovereign fixed maturity securities, which includes global government agencies, from Europe’s periphery region as of December 31, 2011 and 2010. In addition, the Company did not purchase or sell credit protection, through credit default swaps, referenced to sovereign entities of Europe’s peripheral region. The tables below show the Company’s exposure to sovereign fixed maturity securities originated in countries other than Europe’s peripheral region, included in “Other foreign government, supranational and foreign government-sponsored enterprises,” in Note 4 – “Investments,” as of December 31, 2011 and 2010 (dollars in thousands):

	0000000000000000	0000000000000000	0000000000000000
December 31, 2011:
	Amortized Cost	Estimated Fair Value	% of Total
Australia	$437,713	$446,694	39.1%
Japan	214,994	219,276	19.2
United Kingdom	118,618	130,106	11.4
Germany	72,926	75,741	6.6
New Zealand	51,547	51,544	4.5
South Africa	37,624	38,528	3.4
South Korea	30,592	32,025	2.8
Other	139,927	148,792	13.0

Total	$1,103,941	$1,142,706	100.0%

December 31, 2010:
	Amortized Cost	Estimated Fair Value	% of Total
Australia	$350,178	$343,716	54.0%
United Kingdom	84,650	86,126	13.5
South Africa	43,173	43,991	6.9
Germany	30,920	30,602	4.8
Qatar	26,464	27,549	4.3
South Korea	22,812	23,378	3.7
United Arab Emirates	14,545	15,067	2.4
Other	62,930	66,205	10.4

Total	$635,672	$636,634	100.0%

The tables below show the Company’s exposure to non-sovereign fixed maturity securities and equity securities, based on the security’s country of issuance, from Europe’s peripheral region as of December 31, 2011 and 2010 (dollars in thousands):

	0000000000000000	0000000000000000	0000000000000000
December 31, 2011:
	Amortized Cost	Estimated Fair Value	% of Total
Financial institutions:
Ireland	$4,084	$4,397	5.9%
Spain	25,565	20,378	27.6

Total financial institutions	29,649	24,775	33.5

Other:
Ireland	12,474	13,149	17.8
Italy	2,898	2,808	3.8
Spain	34,459	33,137	44.9

Total other	49,831	49,094	66.5

Total	$79,480	$73,869	100.0%

	0000000000000000	0000000000000000	0000000000000000
December 31, 2010:
	Amortized Cost	Estimated Fair Value	% of Total
Financial institutions:
Ireland	$12,626	$12,626	15.9%
Spain	27,747	23,448	29.5

Total financial institutions	40,373	36,074	45.4

Other:
Italy	2,745	2,675	3.3
Spain	40,147	40,753	51.3

Total other	42,892	43,428	54.6

Total	$83,265	$79,502	100.0%

The Company references rating agency designations in some of its investments disclosures. These designations are based on the ratings from nationally recognized rating organizations, primarily those assigned by S&P. In instances where a S&P rating is not available the Company will reference the rating provided by Moody’s and in the absence of both the Company will assign equivalent ratings based on information from the National Association of Insurance Commissioners (“NAIC”). The NAIC assigns securities quality ratings and uniform valuations called “NAIC Designations” which are used by insurers when preparing their statutory filings. The NAIC assigns designations to publicly traded as well as privately placed securities. The designations assigned by the NAIC range from class 1 to class 6, with designations in classes 1 and 2 generally considered investment grade (BBB or higher rating agency designation). NAIC designations in classes 3 through 6 are generally considered below investment grade (BB or lower rating agency designation).

The quality of the Company’s available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity security portfolio, at December 31, 2011 and 2010 was as follows (dollars in thousands):

	000000000000	000000000000	000000000000	000000000000	000000000000	000000000000	000000000000
		December 31, 2011			December 31, 2010
NAIC Designation	Rating Agency Designation	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
1	AAA/AA/A	$10,087,612	$11,943,633	73.7%	$9,697,515	$10,556,941	73.8%
2	BBB	3,283,937	3,522,411	21.8	2,860,603	3,035,593	21.2
3	BB	446,610	436,001	2.7	460,675	450,368	3.2
4	B	244,645	210,222	1.3	239,604	191,287	1.3
5	CCC and lower	95,128	71,410	0.4	63,859	47,493	0.3
6	In or near default	24,948	17,273	0.1	22,766	22,915	0.2

	Total	$14,182,880	$16,200,950	100.0%	$13,345,022	$14,304,597	100.0%

The Company’s fixed maturity portfolio includes structured securities. The following table shows the types of structured securities the Company held at December 31, 2011 and 2010 (dollars in thousands):

	000000000000	000000000000	000000000000	000000000000
	December 31, 2011		December 31, 2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Residential mortgage-backed securities:
Agency	$561,156	$619,010	$636,931	$668,405
Non-agency	606,109	608,224	806,961	804,672

Total residential mortgage-backed securities	1,167,265	1,227,234	1,443,892	1,473,077
Commercial mortgage-backed securities	1,233,958	1,242,219	1,353,279	1,337,853
Asset-backed securities	443,974	401,991	440,752	391,209

Total	$2,845,197	$2,871,444	$3,237,923	$3,202,139

The residential mortgage-backed securities include agency-issued pass-through securities and collateralized mortgage obligations. A majority of the agency-issued pass-through securities are guaranteed or otherwise supported by the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, or the Government National Mortgage Association. As of December 31, 2011 and 2010, the weighted average credit rating of the residential mortgage-backed securities was “AA” and “AA+,” respectively. The principal risks inherent in holding mortgage-backed securities are prepayment and extension risks, which will affect the timing of when cash will be received and are dependent on the level of mortgage interest rates. Prepayment risk is the unexpected increase in principal payments, primarily as a result of owner refinancing. Extension risk relates to the unexpected slowdown in principal payments. In addition, non-agency mortgage-backed securities face credit risk should the borrower be unable to pay the contractual interest or principal on their obligation. The Company monitors its mortgage-backed securities to mitigate exposure to the cash flow uncertainties associated with these risks.

As of December 31, 2011 and 2010, the Company had exposure to commercial mortgage-backed securities with amortized costs totaling $1,595.1 million and $1,834.6 million, and estimated fair values of $1,615.9 million and $1,818.2 million. Those amounts include exposure to commercial mortgage-backed securities held directly in the Company’s investment portfolios of fixed maturity securities, as well as securities held by ceding companies that support the Company’s funds withheld at interest investment. The securities are highly rated with weighted average credit ratings of approximately “A+” and “AA-” at December 31, 2011 and 2010, respectively. During 2011, commercial mortgage-backed securities were sold in the portfolios held by ceding companies supporting the funds withheld at interest investments in an effort to reduce exposure to subordinated commercial mortgage-backed securities. Approximately 40.2% and 54.5% of commercial mortgage-backed securities, based on estimated fair value, were classified in the “AAA” category at December 31, 2011 and 2010, respectively. The decrease in the ratings was primarily attributable to the downgrade by S&P of U.S. government agency securities which includes securities issued by the Government National Mortgage Association. The Company recorded $12.4 million, $8.0 million and $7.8 million of other-than-temporary impairments in its direct investments in commercial mortgage-backed securities for the years ended December 31, 2011, 2010 and 2009, respectively. The following tables summarize the securities by rating and underwriting year at December 31, 2011 and 2010 (dollars in thousands):

	000000000000	000000000000	000000000000	000000000000	000000000000	000000000000
December 31, 2011:	AAA		AA		A
Underwriting Year	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
2005 & Prior	$92,275	$98,213	$130,890	$143,609	$32,504	$31,187
2006	260,765	277,959	52,883	59,727	52,805	55,074
2007	201,228	214,510	23,565	18,700	116,898	122,945
2008	8,975	9,053	48,818	59,536	17,012	19,237
2009	1,664	1,709	12,367	13,684	7,060	9,515
2010	27,946	28,872	49,323	53,480	19,434	20,727
2011	20,047	20,002	11,146	12,079	7,563	7,594

Total	$612,900	$650,318	$328,992	$360,815	$253,276	$266,279

	BBB		Below Investment Grade		Total
Underwriting Year	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
2005 & Prior	$24,750	$24,295	$52,475	$40,753	$332,894	$338,057
2006	27,995	26,563	53,205	43,559	447,653	462,882
2007	102,604	108,047	113,946	77,718	558,241	541,920
2008	--	--	24,916	17,554	99,721	105,380
2009	--	--	--	--	21,091	24,908
2010	--	--	--	--	96,703	103,079
2011	--	--	--	--	38,756	39,675

Total	$155,349	$158,905	$244,542	$179,584	$1,595,059	$1,615,901

	000000000000	000000000000	000000000000	000000000000	000000000000	000000000000
December 31, 2010:	AAA		AA		A
Underwriting Year	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
2005 & Prior	$261,763	$282,522	$81,795	$85,675	$63,234	$63,491
2006	314,043	328,422	46,372	50,217	48,851	49,949
2007	255,589	270,731	29,493	23,512	92,910	96,790
2008	29,547	33,115	37,291	39,657	7,495	7,886
2009	8,020	7,877	3,088	3,505	6,834	9,675
2010	69,580	68,879	5,193	4,800	10,970	10,928

Total	$938,542	$991,546	$203,232	$207,366	$230,294	$238,719

	BBB		Below Investment Grade		Total
Underwriting Year	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
2005 & Prior	$67,341	$66,392	$56,882	$44,770	$531,015	$542,850
2006	32,651	31,646	56,636	39,127	498,553	499,361
2007	99,796	105,962	125,123	77,459	602,911	574,454
2008	--	--	24,085	15,234	98,418	95,892
2009	--	--	--	--	17,942	21,057
2010	--	--	--	--	85,743	84,607

Total	$199,788	$204,000	$262,726	$176,590	$1,834,582	$1,818,221

Asset-backed securities include credit card and automobile receivables, sub-prime mortgage-backed securities, home equity loans, manufactured housing bonds and collateralized debt obligations. The Company’s asset-backed securities are diversified by issuer and contain both floating and fixed rate securities and had a weighted average credit ratings of “AA-” and “AA” at December 31, 2011 and 2010, respectively. The Company owns floating rate securities that represent approximately 15.2% and 17.6% of the total fixed maturity securities at December 31, 2011 and 2010, respectively. These investments have a higher degree of income variability than the other fixed income holdings in the portfolio due to the floating rate nature of the interest payments. The Company holds these investments to match specific floating rate liabilities primarily reflected in the consolidated balance sheets as collateral finance facility. In addition to the risks associated with floating rate securities, principal risks in holding asset-backed securities are structural, credit and capital market risks. Structural risks include the securities’ cash flow priority in the capital structure and the inherent prepayment sensitivity of the underlying collateral. Credit risks include the adequacy and ability to realize proceeds from the collateral. Credit risks are mitigated by credit enhancements which include excess spread, over-collateralization and subordination. Capital market risks include general level of interest rates and the liquidity for these securities in the marketplace.

As of December 31, 2011 and 2010, the Company held investments in securities with sub-prime mortgage exposure with amortized costs totaling $136.7 million and $155.3 million, and estimated fair values of $102.7 million and $115.8 million, respectively. Those amounts include exposure to sub-prime mortgages through securities held directly in the Company’s investment portfolios of asset-backed securities, as well as securities backing the Company’s funds withheld at interest investment. The weighted average credit ratings on these securities was approximately “BBB-” at December 31, 2011 and 2010. At new issue, these securities had been highly rated; however, in recent years have been downgraded by rating agencies. Additionally, the Company has largely avoided investing in securities originated since the second half of 2005, which management believes was a period of lessened underwriting quality. While ratings and vintage year are important factors to consider, the tranche seniority and evaluation of forecasted future losses within a tranche is critical to the valuation of these types of securities. The Company recorded other-than-temporary impairments of $2.2 million, $4.0 million and $40.6 million, in its subprime portfolio for the years ended December 31, 2011, 2010 and 2009, respectively, due primarily to the increased likelihood that some or all of the remaining scheduled principal and interest payments on select securities will not be received. The following tables summarize the securities by rating and underwriting year at December 31, 2011 and 2010 (dollars in thousands):

	0000000000000	0000000000000	0000000000000	0000000000000	0000000000000	0000000000000
December 31, 2011:	AAA		AA		A
Underwriting Year	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
2005 & Prior	$6,179	$5,587	$22,819	$21,477	$8,631	$8,425
2006	--	--	2,151	2,000	--	--
2007	--	--	--	--	--	--
2008 - 2011	--	--	--	--	--	--

Total	$6,179	$5,587	$24,970	$23,477	$8,631	$8,425

	000000000	000000000	000000000	000000000	000000000	000000000
December 31, 2011 (continued):
	BBB		Below Investment Grade		Total
Underwriting Year	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
2005 & Prior	$14,528	$12,996	$69,056	$39,864	$121,213	$88,349
2006	--	--	2,045	2,980	4,196	4,980
2007	--	--	4,498	2,566	4,498	2,566
2008 - 2011	6,812	6,757	--	--	6,812	6,757

Total	$21,340	$19,753	$75,599	$45,410	$136,719	$102,652

December 31, 2010:	AAA		AA		A
Underwriting Year	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
2005 & Prior	$13,343	$12,079	$29,809	$27,746	$10,504	$9,573
2006	--	--	--	--	--	--
2007	--	--	--	--	--	--
2008 - 2010	--	--	--	--	--	--

Total	$13,343	$12,079	$29,809	$27,746	$10,504	$9,573

	BBB		Below Investment Grade		Total
Underwriting Year	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
2005 & Prior	$22,608	$19,213	$71,582	$41,308	$147,846	$109,919
2006	-	-	2,152	2,508	2,152	2,508
2007	--	--	5,279	3,329	5,279	3,329
2008 - 2010	--	--	--	--	--	--

Total	$22,608	$19,213	$79,013	$47,145	$155,277	$115,756

Alt-A is a classification of mortgage loans where the risk profile of the borrower falls between prime and sub-prime. At December 31, 2011 and 2010, the Company’s Alt-A securities had an amortized cost of $140.5 million and $145.4 million, respectively, with an unrealized loss of $4.0 million and $2.8 million, respectively. As of December 31, 2011 and 2010, 43.8% and 54.7%, respectively, of the Alt-A securities were rated “AA-” or better. This amount includes securities directly held by the Company and securities held by ceding companies that support the Company’s funds withheld at interest investment. The Company recorded other-than-temporary impairments of $0.1 million, $1.9 million and $14.6 million, in its Alt-A securities portfolio for the years ended December 31, 2011, 2010 and 2009, respectively, due primarily to the increased likelihood that some or all of the remaining scheduled principal and interest payments on certain securities will not be received.

The Company does not invest in the common equity securities of Fannie Mae and Freddie Mac, both government sponsored entities. However, as of December 31, 2011 and 2010, the Company held senior unsecured and preferred agency securities at amortized cost of $51.0 million and $60.1 million, respectively. Additionally, as of December 31, 2011 and 2010, the portfolios held by ceding companies that support the Company’s funds withheld assets contain approximately $454.6 million and $461.4 million, respectively, in amortized cost of unsecured agency bond holdings, and no equity exposure. As of December 31, 2011 and 2010, indirect exposure in the form of secured, structured mortgaged securities issued by Fannie Mae and Freddie Mac totaled approximately $723.7 million and $859.2 million, respectively, in amortized cost across the Company’s general and funds withheld portfolios. Including the funds withheld portfolios, the Company’s direct holdings in the form of preferred securities had a total amortized cost of $0.7 million at December 31, 2011 and 2010.

The Company monitors its fixed maturity securities and equity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, the length of time and the extent to which the market value has been below amortized cost, compliance with covenants, general market and industry sector conditions, current intent and ability to hold securities, and various other subjective factors. Based on management’s judgment, securities determined to have an other-than-temporary impairment in value are written down to fair value. See “Investments – Other-than-Temporary Impairment” in Note 2 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements for additional information. The Company recorded $41.3 million, $35.9 million and $132.3 million in other-than-temporary investment impairments in 2011, 2010 and 2009, respectively. The impairments in 2011 and 2010 were largely related to other-than-temporary impairments in Subprime/Alt-A/Other structured securities, primarily due to a decline in the value of structured securities with exposure to mortgages. The impairment losses on equity securities of $4.1 million in 2011 are primarily due to the decline in fair value of securities issued by European financial institutions. The impaired equity securities are hybrid securities that contain equity-like features. The impairments in 2009 were due primarily to the turmoil in the U.S. and global financial markets which resulted in bankruptcies, credit defaults, consolidations and government interventions. The table below summarizes other-than-temporary impairments for 2011, 2010 and 2009 (dollars in thousands):

	0000000000000	0000000000000	0000000000000
	2011	2010	2009
Subprime / Alt-A / Other structured securities	$18,012	$16,700	$71,789
Corporate / Other fixed maturity securities	8,937	13,175	41,000
Equity securities	4,116	32	11,058
Other	10,238	5,976	8,471

Total	$41,303	$35,883	$132,318

At December 31, 2011 and 2010, the Company had $292.5 million and $319.1 million, respectively, of gross unrealized losses related to its fixed maturity and equity securities. The distribution of the gross unrealized losses related to these securities is shown below:

	0000000000000000000	0000000000000000000
	December 31, 2011	December 31, 2010
Sector:
Corporate securities	46.5%	33.4%
Canadian and Canada provincial governments	--	1.2
Residential mortgage-backed securities	5.6	8.3
Asset-backed securities	18.4	19.3
Commercial mortgage-backed securities	27.2	30.5
State and political subdivisions	1.1	2.5
U.S. government and agencies	--	0.2
Other foreign government, supranational and foreign government-sponsored enterprises	1.2	4.6

Total	100.0%	100.0%

Industry:
Finance	36.0%	23.4%
Asset-backed	18.4	19.3
Industrial	8.2	7.5
Mortgage-backed	32.8	38.8
Government	2.4	8.6
Utility	2.2	2.4

Total	100.0%	100.0%

See “Unrealized Losses for Fixed Maturity Securities and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for a table that presents the total gross unrealized losses for fixed maturity securities and equity securities at December 31, 2011 and 2010, respectively, where the estimated fair value had declined and remained below amortized cost by less than 20% or more than 20%.

The Company’s determination of whether a decline in value is other-than-temporary includes analysis of the underlying credit and the extent and duration of a decline in value. The Company’s credit analysis of an investment includes determining whether the issuer is current on its contractual payments, evaluating whether it is probable that the Company will be able to collect all amounts due according to the contractual terms of the security and analyzing the overall ability of the Company to recover the amortized cost of the investment. The Company continues to consider valuation declines as a potential indicator of credit deterioration. The Company believes that due to fluctuating market conditions and an extended period of economic uncertainty, the extent and duration of a decline in value have become less indicative of when there has been credit deterioration with respect to a fixed maturity security since it may not have an impact on the ability of the issuer to service all scheduled payments and the Company’s evaluation of the recoverability of all contractual cash flows or the ability to recover an amount at least equal to amortized cost. In the Company’s impairment review process, the duration and severity of an unrealized loss position for equity securities are given greater weight and consideration given the lack of contractual cash flows or deferability features. As of December 31, 2011 and 2010, gross unrealized losses on equity securities greater than 20 percent and 12 months or more totaled $0.5 million and $1.8 million, respectively.

See “Unrealized Losses for Fixed Maturity Securities and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for tables that present the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for fixed maturity securities and equity securities that have estimated fair values below amortized cost, by class and grade security, as well as the length of time the related market value has remained below amortized cost as of December 31, 2011 and 2010.

As of December 31, 2011 and 2010, respectively, the Company classified approximately 8.5% and 10.1% of its fixed maturity securities in the Level 3 category (refer to Note 6 – “Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements for additional information). These securities primarily consist of private placement corporate securities, below investment grade commercial and residential mortgage-backed securities and sub-prime asset-backed securities with inactive trading markets.

Mortgage Loans on Real Estate

Mortgage loans represented approximately 3.8% of the Company’s cash and invested assets as of December 31, 2011 and 2010. As of December 31, 2011, all mortgages were U.S. based with approximately 79.9% invested in mortgages on commercial offices, industrial properties and retail locations. The Company’s mortgage loans generally range in size up to $20.0 million, with the average mortgage loan investment as of December 31, 2011 totaling approximately $4.3 million. The mortgage loan portfolio was diversified by geographic region and property type as discussed further in Note 4 – “Investments” in the Notes to Consolidated Financial Statements.

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

See “Mortgage Loans” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for information regarding for information regarding valuation allowances and impairments.

Policy Loans

Policy loans comprised approximately 4.9% and 5.3% of the Company’s cash and invested assets as of December 31, 2011 and 2010, respectively, substantially all of which are associated with one client. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. Because policy loans represent premature distributions of policy liabilities, they have the effect of reducing future disintermediation risk. In addition, the Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.

Funds Withheld at Interest

The majority of the Company’s funds withheld at interest balances are associated with its reinsurance of annuity contracts. The funds withheld receivable balance totaled $5.4 billion at December 31, 2011 and 2010, of which $3.8 billion was subject to the general accounting principles for Derivatives and Hedging related to embedded derivatives for both periods. Under these principles, the Company’s funds withheld receivable under certain reinsurance arrangements incorporate credit risk exposures that are unrelated or only partially related to the creditworthiness of the obligor and include an embedded derivative feature that is not clearly and closely related to the host contract. Therefore, the embedded derivative feature must be measured at fair value on the consolidated balance sheets and changes in fair value reported in income. See “Embedded Derivatives” in Note 2 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements for further discussion.

Funds withheld at interest comprised approximately 20.9% and 23.4% of the Company’s cash and invested assets as of December 31, 2011 and 2010, respectively. Of the $5.4 billion funds withheld at interest balance as of December 31, 2011, $3.7 billion of the balance is associated with one client. For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company, and are reflected as funds withheld at interest on the Company’s consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances with amounts owed by the ceding company. Interest accrues to these assets at rates defined by the treaty terms and the Company estimated the yields were approximately 6.87%, 7.20% and

7.69% for the years ended December 31, 2011, 2010 and 2009, respectively. Changes in these estimated yields are affected by equity options held in the funds withheld portfolio associated with equity-indexed annuity treaties. Additionally, under certain treaties the Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had an average rating of “A” at December 31, 2011 and 2010. Certain ceding companies maintain segregated portfolios for the benefit of the Company.

Based on data provided by ceding companies at December 31, 2011 and 2010, funds withheld at interest were approximately (dollars in thousands):

	000000000000000000	000000000000000000	000000000000000000
	December 31, 2011
Underlying Security Type:	Book Value	Estimated Fair Value	% of Total Estimated Fair Value
Segregated portfolios:
Investment grade corporate securities	$1,859,727	$1,953,769	43.6%
Below investment grade corporate securities	142,678	129,225	2.9
Structured securities	823,207	820,400	18.3
U.S. government and agency debentures	559,377	675,701	15.1
Derivatives(1)	46,519	46,519	1.1
Other	776,210	852,208	19.0

Total segregated portfolios	4,207,718	4,477,822	100.0%

Non-segregated portfolios	1,564,162	1,564,162
Embedded derivatives(2)	(361,456)	--

Total funds withheld at interest	$5,410,424	$6,041,984

	December 31, 2010
Underlying Security Type:	Book Value	Estimated Fair Value	% of Total Estimated Fair Value
Segregated portfolios:
Investment grade corporate securities	$1,812,429	$1,882,004	43.9%
Below investment grade corporate securities	151,895	139,924	3.2
Structured securities	901,314	891,685	20.8
U.S. government and agency debentures	396,803	470,778	11.0
Derivatives(1)	51,571	61,084	1.4
Other	834,136	844,565	19.7

Total segregated portfolios	4,148,148	4,290,040	100.0%

Non-segregated portfolios	1,548,024	1,548,024
Embedded derivatives(2)	(274,220)	-

Total funds withheld at interest	$5,421,952	$5,838,064

(1)	Derivatives primarily consist of S&P 500 options which are used to hedge liabilities and interest credited for equity-indexed annuity contracts reinsured by the Company.
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

Based on data provided by the ceding companies at December 31, 2011, the maturity distribution of the segregated portfolio portion of funds withheld at interest was approximately (dollars in thousands):

	000000000000000000	000000000000000000	000000000000000000
	December 31, 2011
Maturity	Book Value	Estimated Fair Value	% of Total Estimated Fair Value
Within one year	$89,920	$91,060	1.9%
More than one, less than five years	448,006	461,735	9.6
More than five, less than ten years	925,929	972,412	20.1
Ten years or more	3,091,678	3,300,430	68.4

Subtotal	4,555,533	4,825,637	100.0%

Less reverse repurchase agreements	(347,815)	(347,815)

Total all years	$4,207,718	$4,477,822

Other Invested Assets

Other invested assets include equity securities, limited partnership interests, structured loans and derivative contracts. Other invested assets represented approximately 3.9% and 3.1% of the Company’s cash and invested assets as of December 31, 2011 and 2010, respectively. See “Other Invested Assets” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for a table that presents the carrying value of the Company’s other invested assets by type as of December 31, 2011 and 2010.

The Company recorded $4.1 million, $0.1 million and $12.0 million in other-than-temporary impairments on other invested assets in 2011, 2010 and 2009, respectively.

The Company has utilized derivative financial instruments, to protect the Company against possible changes in the fair value of its investment portfolio as a result of interest rate changes, to hedge liabilities associated with the reinsurance of variable annuities with guaranteed living benefits and to manage the portfolio’s effective yield, maturity and duration. In addition, the Company has used derivative financial instruments to reduce the risk associated with fluctuations in foreign currency exchange rates. The Company uses both exchange-traded and customized over-the-counter derivative financial instruments. The Company’s use of derivative financial instruments historically has not been significant to its financial position.

See Note 5 – “Derivatives” in the Notes to Consolidated Financial Statements for a table that presents the notional amounts and fair value of investment related derivative instruments held at December 31, 2011 and 2010.

The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value at the reporting date plus or minus any collateral posted or held by the Company. The Company had credit exposure related to its derivative contracts, excluding futures, of $12.0 million and $6.3 million at December 31, 2011 and 2010, respectively.

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

Enterprise Risk Management

RGA maintains an Enterprise Risk Management (“ERM”) program to identify, assess, mitigate, monitor, and report material risks facing the enterprise. This includes development and implementation of mitigation strategies to reduce exposures to these risks to acceptable levels. Risk management is an integral part of the Company’s culture and is interwoven in day to day activities. It includes guidelines, risk appetites, risk limits, and other controls in areas such as pricing, underwriting, currency, administration, investments, asset liability management, counterparty exposure, financing, regulatory change, business continuity planning, human resources, liquidity, sovereign risks and information technology development.

The Chief Risk Officer (“CRO”), aided by Business Unit Chief Risk Officers, Risk Management Officers and a dedicated ERM function is responsible for ensuring, on an ongoing basis, that objectives of the ERM framework are met; this includes ensuring proper risk controls are in place, that risks are effectively identified and managed, and that key risks to which the firm is exposed are disclosed to appropriate stakeholders. For each Business Unit and key risk, a Risk Management Officer is assigned. In addition to this network of Risk Management Officers, the Company also has risk focused committees such as the Business Continuity and Information Governance Steering Committee, Consolidated Investment Committee, Derivatives Risk Oversight Committee, Asset and Liability Management Committee, Collateral and Liquidity Committee, and the Currency Risk Management Committee. These committees are comprised of various risk experts and have overlapping membership, enabling consistent and holistic management of risks. These committees report directly or indirectly to the Risk Management Steering Committee. The Risk Management Steering Committee, which includes senior management executives, including the Chief Executive Officer, the Chief Financial Officer and the CRO, is the primary risk management oversight for the Company.

The Risk Management Steering Committee, through the CRO, reports regularly to the Finance, Investments, and Risk Management (“FIRM”) Committee, a sub-committee of the Board of Directors responsible, among other duties, for overseeing the management of RGA’s ERM programs and policies. The Board has other committees, such as the Audit Committee, whose responsibilities include aspects of risk management. The CRO reports to the CEO and has a direct access to the Board of the company through the FIRM Committee.

The Company has devoted significant resources to develop its enterprise risk management program, and expect to do so in the future. Nonetheless, the Company’s policies and procedures to identify, manage and monitor risks may not be fully effective. Many of the Company’s methods for managing risk are based on historical information, which may not be a good predictor of future risk exposures, such as the risk of a pandemic causing a large number of deaths. Management of operational, legal and regulatory risk rely on policies and procedures which may not be fully effective.

Specific risk assessments and descriptions can be found below and in Item 1A – “Risk Factors”.

Mortality Risk Management

In the event that mortality or morbidity experience develops in excess of expectations, some reinsurance treaties allow for increases to future premium rates. Other treaties include experience refund provisions, which may also help reduce RGA’s mortality risk. In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of claims paid by ceding reinsurance to other insurance enterprises (or retrocessionaires) under excess coverage and coinsurance contracts. In individual life markets, the Company retains a maximum of $8.0 million of coverage per individual life. In certain limited situations the Company has retained more than $8.0 million per individual life. The Company enters into agreements with other reinsurers to mitigate the residual risk related to the over-retained policies. Additionally, due to some lower face amount reinsurance coverages provided by the Company in addition to individual life, such as group life, disability and health, under certain circumstances, the Company could potentially incur claims totaling more than $8.0 million per individual life.

The Company maintains a catastrophe insurance program (the “Program”) that renews each year. The Program covers events involving 10 or more insured deaths from a single occurrence. The Company retains the first $50 million in claims, the Program covers the next $100 million in claims, and the Company retains all claims in excess of $150 million. The Program covers reinsurance programs worldwide and includes losses due to natural causes and acts of terrorism, including terrorism losses due to nuclear, chemical and/or biological events, but excludes, among other things, losses from pandemics. The Program is insured by 18 insurance companies and Lloyd’s Syndicates, with two entities individually providing more than $10 million of coverage.

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

Generally, RGA’s insurance subsidiaries retrocede amounts in excess of their retention to RGA Reinsurance, Parkway Re, RGA Barbados, RGA Americas, Rockwood Re, Manor Re, RGA Worldwide or RGA Atlantic. External retrocessions are arranged through the Company’s retrocession pools for amounts in excess of its retention. As of December 31, 2011, all retrocession pool members in this excess retention pool reviewed by the A.M. Best Company were rated “A-” or better. A rating of “A-” is the fourth highest rating out of fifteen possible ratings. For a majority of the retrocessionaires that were not rated, letters of credit or trust assets have been given as additional security. In addition, the Company performs annual financial and in force reviews of its retrocessionaires to evaluate financial stability and performance.

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

Market Risk

Market risk is the risk of change in the value of a financial instrument that may occur as a result of changes in interest rates, currency exchange rates, equity prices and commodity prices. Both derivative and non-derivative financial instruments have market risk so the Company’s risk management extends beyond derivatives to encompass all financial instruments held that are sensitive to market risk. The Company is primarily exposed to interest rate risk, foreign currency risk, equity risk and inflation risk. On a limited basis, the Company uses equity options to minimize its exposure to movements in equity markets that have a direct correlation with certain of its reinsurance products.

Interest Rate Risk:

This risk arises from many of the Company’s primary activities, as the Company invests substantial funds in interest-

sensitive assets and also has certain interest-sensitive contract liabilities. The Company manages interest rate risk and credit risk to maximize the return on the Company’s capital effectively and to preserve the value created by its business operations. As such, certain management monitoring processes are designed to minimize the effect sudden and/or sustained changes in interest rates have on the fair value of assets and liabilities, cash flows, and net interest income. The Company manages its exposure to interest rates primarily by matching floating rate liabilities with corresponding floating rate assets and by matching fixed rate liabilities with corresponding fixed rate assets.

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

Interest rate sensitivity analysis is used to measure the Company’s interest rate price risk by computing estimated changes in fair value of fixed rate assets and liabilities in the event of a hypothetical 10% change (increase or decrease) in market interest rates. The Company does not have fixed rate instruments classified as trading securities. The Company’s projected loss in fair value of financial instruments in the event of a 10% unfavorable change in market interest rates at its fiscal years ended December 31, 2011 and 2010 was $288.5 million and $429.8 million, respectively.

The calculation of fair value is based on the net present value of estimated discounted cash flows expected over the life of the market risk sensitive instruments, using market prepayment assumptions and market rates of interest provided by independent broker quotations and other public sources, with adjustments made to reflect the shift in the treasury yield curve as appropriate.

At December 31, 2011, the Company’s estimated changes in fair value were within the targets outlined in the Company’s investment policy.

Interest rate sensitivity analysis is also used to measure the Company’s interest rate cash flow risk by computing estimated changes in the cash flows expected in the near term attributable to floating rate assets and liabilities in the event of a range of assumed changes in market interest rates. This analysis assesses the risk of loss in cash flows in the near term in market risk sensitive floating rate instruments in the event of a hypothetical 10% change (increase or decrease) in market interest rates. The Company does not have variable rate instruments classified as trading securities. The Company’s projected decrease in cash flows in the near term associated with floating rate instruments in the event of a 10% unfavorable change in market interest rates at its fiscal years ended December 31, 2011 and 2010 was $4.0 and $6.8 million, respectively.

The cash flows from interest payments move in the same direction as interest rates for the Company’s floating rate instruments. The volatility in mortgage prepayments partially offsets the cash flows from interest. At December 31, 2011, the Company’s estimated changes in cash flows were within the targets outlined in the Company’s investment policy.

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

Foreign Currency Risk:

The Company is subject to foreign currency translation, transaction, and net income exposure. The Company manages its exposure to currency principally by matching invested assets with the underlying reinsurance liabilities to the extent possible. The Company has in place net investment hedges for a portion of its net investments in its Canada and Australia operations. Translation differences resulting from translating foreign subsidiary balances to U.S. dollars are reflected in stockholders’ equity on the consolidated balance sheets. The Company generally does not hedge the foreign currency exposure of its subsidiaries transacting business in currencies other than their functional currency (transaction exposure). However, the Company has entered into certain interest rate swaps in which the cash flows are denominated in different currencies, commonly referred to as cross currency swaps. These interest rate swaps have been designated as cash flow hedges. The majority of the Company’s foreign currency transactions are denominated in Canadian dollars, British pounds, Australian dollars, Japanese yen, Korean won, Euro, and South African rand.

Market Risk Associated with Annuities with Guaranteed Minimum Benefits:

The Company reinsures variable annuities including those with guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”) and guaranteed minimum withdrawal benefits (“GMWB”). Strong equity markets, increases in interest rates and decreases in volatility will generally decrease the fair value of the liabilities underlying the benefits. Conversely, a decrease in the equity markets along with a decrease in interest rates and an increase in volatility will generally result in an increase in the fair value of the liabilities underlying the benefits, which has the effect of increasing reserves and lowering earnings. The Company maintains a customized dynamic hedging program that is designed to mitigate the risks associated with income volatility around the change in reserves on guaranteed benefits. However, the hedge positions may not fully offset the changes in the carrying value of the guarantees due to, among other things, time lags, high levels of volatility in the equity and derivative markets, extreme swings in interest rates, unexpected contract holder behavior, and divergence between the performance of the underlying funds and hedging indices. These factors, individually or collectively, may have a material adverse effect on the Company’s net income, financial condition or liquidity. The table below provides a summary of variable annuity account values and the fair value of the guaranteed benefits as of December 31, 2011 and 2010.

	000000000000000	000000000000000
	December 31,
(dollars in millions)	2011	2010
No guarantee minimum benefits	$986	$1,156
GMDB only	85	90
GMIB only	6	6
GMAB only	55	64
GMWB only	1,538	1,735
GMDB / WB	498	492
Other	31	36

Total variable annuity account values	$3,199	$3,579

Fair value of liabilities associated with living benefit riders	$277	$53

Inflation Risk:

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

New Accounting Standards

See “New Accounting Pronouncements” in Note 2 — “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements.

Item 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by Item 7A is contained in Item 7 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk”

In addition to the information provided in Note 2 — “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements, the Company estimates that the adoption of the amended general accounting principles for Financial Services – Insurance as it relates to accounting for costs associated with acquiring or renewing insurance contracts is expected to result in a decrease in management’s projection of income before income taxes between 6 and 10 percent in 2012, ignoring investment related gains and losses, which are difficult to predict.

Item 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010

	(Dollars in thousands, except share data)
Assets
Fixed maturity securities:
Available-for-sale at fair value (amortized cost of $14,182,880 and $13,345,022 at December 31, 2011 and 2010, respectively)	$16,200,950	$14,304,597
Mortgage loans on real estate (net of allowances of $11,793 and $6,239 at December 31, 2011 and 2010, respectively)	991,731	885,811
Policy loans	1,260,400	1,228,418
Funds withheld at interest	5,410,424	5,421,952
Short-term investments	88,566	118,387
Other invested assets	1,012,541	707,403

Total investments	24,964,612	22,666,568
Cash and cash equivalents	962,870	463,661
Accrued investment income	144,334	127,874
Premiums receivable and other reinsurance balances	1,059,572	1,037,679
Reinsurance ceded receivables	626,194	769,699
Deferred policy acquisition costs	4,013,984	3,726,443
Other assets	332,466	289,984

Total assets	$32,104,032	$29,081,908

Liabilities and Stockholders’ Equity
Future policy benefits	$9,903,503	$9,274,789
Interest-sensitive contract liabilities	8,394,468	7,774,481
Other policy claims and benefits	2,841,373	2,597,941
Other reinsurance balances	118,219	133,590
Deferred income taxes	1,831,869	1,396,747
Other liabilities	810,775	637,923
Short-term debt	--	199,985
Long-term debt	1,414,688	1,016,425
Collateral finance facility	652,032	850,039
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures of the Company	--	159,421

Total liabilities	25,966,927	24,041,341

Commitments and contingent liabilities (See Note 12)

Stockholders’ Equity:
Preferred stock (par value $.01 per share; 10,000,000 shares authorized; no shares issued or outstanding)	--	--
Common stock (par value $.01 per share; 140,000,000 shares authorized; shares issued: 79,137,758 and 73,363,523 at December 31, 2011 and 2010, respectively)	791	734
Warrants	--	66,912
Additional paid-in-capital	1,727,774	1,478,398
Retained earnings	3,131,934	2,587,403
Treasury stock, at cost; 5,770,024 and 328 shares at December 31, 2011 and 2010, respectively	(346,449)	(295)
Accumulated other comprehensive income	1,623,055	907,415

Total stockholders’ equity	6,137,105	5,040,567

Total liabilities and stockholders’ equity	$32,104,032	$29,081,908

See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,

	2011	2010	2009
Revenues:	(Dollars in thousands, except per share data)
Net premiums	$7,335,687	$6,659,680	$5,725,161
Investment income, net of related expenses	1,281,197	1,238,660	1,122,462
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(30,873)	(31,920)	(128,834)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	3,924	2,045	16,045
Other investment related gains (losses), net	(9,107)	241,905	146,937

Total investment related gains (losses), net	(36,056)	212,030	34,148
Other revenues	248,710	151,360	185,051

Total revenues	8,829,538	8,261,730	7,066,822

Benefits and Expenses:
Claims and other policy benefits	6,224,800	5,547,155	4,819,426
Interest credited	316,394	309,982	323,738
Policy acquisition costs and other insurance expenses	919,595	1,079,953	958,326
Other operating expenses	419,340	361,971	294,779
Interest expense	102,638	90,996	69,940
Collateral finance facility expense	12,391	7,856	8,268

Total benefits and expenses	7,995,158	7,397,913	6,474,477

Income before income taxes	834,380	863,817	592,345
Provision for income taxes	234,760	289,415	185,259

Net income	$599,620	$574,402	$407,086

Earnings per share:
Basic earnings per share	$8.15	$7.85	$5.59
Diluted earnings per share	8.09	7.69	5.55

Dividends declared per share	$0.60	$0.48	$0.36

See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	2011	2010	2009
Comprehensive income:
Net Income	$599,620	$574,402	$407,086
Other comprehensive income:
Change in foreign currency translation adjustments	(35,829)	59,648	191,084
Change in net unrealized gain on investments	769,105	542,911	672,735
Change in other-than-temporary impairment losses on fixed maturity securities	(1,236)	4,081	(10,429)
Changes in pension and other postretirement plan adjustments	(16,400)	1,566	(1,468)

Total other comprehensive income	715,640	608,206	851,922

Total comprehensive income	$1,315,260	$1,182,608	$1,259,008

See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock	Warrants	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance, January 1, 2009	$734	$66,914	$1,450,041	$1,682,087	$(34,697)	$(548,271)	$2,616,808
Net income				407,086			407,086
Total other comprehensive income (loss)						851,922	851,922
Impact of adoption of guidance for other-than-temporary impairments on fixed maturity securities				4,442		(4,442)
Dividends to stockholders				(26,212)			(26,212)
Warrant redemption		(2)	3				1
Purchase of treasury stock					(1,607)		(1,607)
Reissuance of treasury stock			13,057	(11,854)	18,726		19,929

Balance, December 31, 2009	734	66,912	1,463,101	2,055,549	(17,578)	299,209	3,867,927

Net income				574,402			574,402
Total other comprehensive income (loss)						608,206	608,206
Dividends to stockholders				(35,170)			(35,170)
Purchase of treasury stock					(718)		(718)
Reissuance of treasury stock			15,297	(7,378)	18,001		25,920

Balance, December 31, 2010	734	66,912	1,478,398	2,587,403	(295)	907,415	5,040,567

Net income				599,620			599,620
Total other comprehensive income (loss)						715,640	715,640
Dividends to stockholders				(44,229)			(44,229)
Common stock issuance	2						2
Warrant redemption	55	(66,912)	221,442				154,585
Purchase of treasury stock					(380,345)		(380,345)
Reissuance of treasury stock			27,934	(10,860)	34,191		51,265

Balance, December 31, 2011	$791	$-	$1,727,774	$3,131,934	$(346,449)	$1,623,055	$6,137,105

See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2011	2010	2009

	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$599,620	$574,402	$407,086
Adjustments to reconcile net income to net cash provided by operating activities:
Change in operating assets and liabilities:
Accrued investment income	(17,426)	(18,363)	(16,652)
Premiums receivable and other reinsurance balances	(83,650)	(111,451)	(72,803)
Deferred policy acquisition costs	(312,329)	4,192	3,357
Reinsurance ceded balances	143,505	(53,219)	18,676
Future policy benefits, other policy claims and benefits, and other reinsurance balances	970,302	1,580,458	907,732
Deferred income taxes	186,228	444,150	(81,195)
Other assets and other liabilities, net	(104,423)	(253,679)	337,707
Amortization of net investment premiums, discounts and other	(172,688)	(144,334)	(134,524)
Investment related (gains) losses, net	36,056	(212,030)	(34,148)
Gain on repurchase of long-term debt	(65,565)	--	(38,875)
Excess tax expense (benefit) from share-based payment arrangement	(4,933)	2,255	(2,605)
Other, net	134,835	30,359	70,480

Net cash provided by operating activities	1,309,532	1,842,740	1,364,236

Cash Flows from Investing Activities:
Sales of fixed maturity securities available-for-sale	3,165,479	3,319,453	2,952,773
Maturities of fixed maturity securities available-for-sale	218,696	150,687	66,791
Purchases of fixed maturity securities available-for-sale	(4,011,985)	(4,854,416)	(4,693,875)
Cash invested in mortgage loans	(209,194)	(132,801)	(84,107)
Cash invested in policy loans	(61,073)	(95,163)	(67,039)
Cash invested in funds withheld at interest	(37,721)	(103,578)	(76,594)
Principal payments on mortgage loans on real estate	92,806	29,422	50,278
Principal payments on policy loans	29,091	3,309	27,188
Change in short-term investments and other invested assets	(91,880)	(37,395)	(114,473)

Net cash used in investing activities	(905,781)	(1,720,482)	(1,939,058)

Cash Flows from Financing Activities:
Dividends to stockholders	(44,229)	(35,170)	(26,212)
Repurchase of collateral finance facility securities	(130,798)	--	--
Net proceeds from long-term debt issuance	394,388	--	396,344
Principal payments and repurchase of long-term debt	(200,000)	--	(39,960)
Proceeds from redemption and remarketing of trust preferred securities	154,588	--	--
Maturity of trust preferred securities	(159,473)	--	--
Net repayments under credit agreements	--	--	(22,539)
Purchases of treasury stock	(380,345)	(718)	(1,607)
Excess tax benefits from share-based payment arrangement	4,933	(2,255)	2,605
Exercise of stock options, net	6,449	2,277	6,304
Change in cash collateral for derivative positions	231,180	26,324	(175,776)
Deposits on universal life and other investment type policies and contracts	367,771	124,482	272,564
Withdrawals on universal life and other investment type policies and contracts	(142,469)	(308,369)	(216,724)

Net cash (used in) provided by financing activities	101,995	(193,429)	194,999
Effect of exchange rate changes on cash	(6,537)	22,805	16,447

Change in cash and cash equivalents	499,209	(48,366)	(363,376)
Cash and cash equivalents, beginning of period	463,661	512,027	875,403

Cash and cash equivalents, end of period	$962,870	$463,661	$512,027

Supplementary information:
Cash paid for interest	$100,733	$95,939	$72,719
Cash paid for income taxes, net of refunds	$129,009	$10,452	$25,573

See accompanying notes to consolidated financial statements.

Reinsurance Group of America, Incorporated

Notes to consolidated financial statements

For the years ended December 31, 2011, 2010 and 2009

Note 1    ORGANIZATION

Reinsurance Group of America, Incorporated (“RGA”) is an insurance holding company that was formed on December 31, 1992. The consolidated financial statements include the assets, liabilities, and results of operations of RGA, RGA Reinsurance Company (“RGA Reinsurance”), Reinsurance Company of Missouri, Incorporated (“RCM”), RGA Reinsurance Company (Barbados) Ltd. (“RGA Barbados”), RGA Americas Reinsurance Company, Ltd. (“RGA Americas”), RGA Atlantic Reinsurance Company, Ltd. (“RGA Atlantic”), RGA Life Reinsurance Company of Canada (“RGA Canada”), RGA Reinsurance Company of Australia, Limited (“RGA Australia”) and RGA International Reinsurance Company (“RGA International”) as well as other subsidiaries, which are primarily wholly owned (collectively, the “Company”).

The Company is primarily engaged in the reinsurance of individual and group coverages for traditional life and health, longevity, disability income, annuity and critical illness products, and financial reinsurance. Reinsurance is an arrangement under which an insurance company, the reinsurer, agrees to indemnify another insurance company, the ceding company, for all or a portion of the insurance risks underwritten by the ceding company. Reinsurance is designed to (i) reduce the net liability on individual risks, thereby enabling the ceding company to increase the volume of business it can underwrite, as well as increase the maximum risk it can underwrite on a single life or risk; (ii) stabilize operating results by leveling fluctuations in the ceding company’s loss experience; (iii) assist the ceding company to meet applicable regulatory requirements; and (iv) enhance the ceding company’s financial strength and surplus position.

Note 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The most significant estimates include those used in determining deferred policy acquisition costs, premiums receivable, future policy benefits, incurred but not reported claims, income taxes, and valuation of investments and investment impairments. Actual results could differ materially from the estimates and assumptions used by management.

The accompanying consolidated financial statements include the accounts of RGA and its subsidiaries, which are primarily wholly owned, and any variable interest entities where the Company is the primary beneficiary. Entities in which the Company has significant influence over the operating and financing decisions but are not required to be consolidated are reported under the equity method of accounting. The Company evaluates variable interest entities in accordance with the general accounting principles for Consolidation. Intercompany balances and transactions have been eliminated.

There were no subsequent events that would require disclosure or adjustments to the accompanying consolidated financial statements through the date the financial statements were issued other than the cancellation of issued, but undrawn, letters of credit as disclosed in Note 12 – “Commitments and Contingent Liabilities”.

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

Investment income is recognized as it accrues or is legally due. Realized gains and losses on sales of investments are included in investment related gains (losses), net, as are credit impairments that are other-than-temporary in nature. The cost of investments sold is primarily determined based upon the specific identification method.

Mortgage Loans on Real Estate

Mortgage loans on real estate are carried at unpaid principal balances, net of any unamortized premium or discount and valuation allowances. Interest income is accrued on the principal amount of the mortgage loan based on its contractual interest rate. Amortization of premiums and discounts is recorded using the effective yield method. The Company accrues interest on loans until it is probable the Company will not receive interest or the loan is 90 days past due. Interest income, amortization of premiums and discounts and prepayment fees are reported in investment income, net of related expenses in the consolidated statements of income.

A mortgage loan is considered to be impaired when, based on the current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the mortgage agreement. Valuation allowances on mortgage loans are established based upon losses expected by management to be realized in connection with future dispositions or settlement of mortgage loans, including foreclosures. The Company establishes valuation allowances for estimated impairments on an individual loan basis as of the balance sheet date. Such valuation allowances are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate, the value of the loan’s collateral if the loan is in the process of foreclosure or otherwise collateral dependent, or the loan’s market value if the loan is being sold. Non-specific valuation allowances are established for mortgage loans based on an internal credit quality rating where a property-specific or market-specific risk has not been identified, but for which an incurred loss is probable. These evaluations are based upon several loan portfolio specific factors, including the Company’s experience for loan losses, defaults and loss severity, loss expectations for loans with similar risk characteristics and industry statistics. These evaluations are revised as conditions change and new information becomes available. In addition to historical experience, management considers factors that include the impact of changing macro economic conditions, which may not be currently reflected in the loan portfolio performance, and recent loss and recovery trend experience as compared to historical loss and recovery experience. Any interest accrued or received on the net carrying amount of the impaired loan will be included in investment income or applied to the principal of the loan, depending on the assessment of the collectability of the loan. Mortgage loans deemed to be uncollectible or that have been foreclosed are charged off against the valuation allowances and subsequent recoveries, if any, are credited to the valuation allowances. Changes in valuation allowances are reported in investment related gains (losses), net on the consolidated statements of income.

The Company evaluates whether a mortgage loan modification represents a troubled debt restructuring. In a troubled debt restructuring, the Company grants concessions related to the borrower’s financial difficulties. Generally, the types of concessions include: reduction of the contractual interest rate, extension of the maturity date at an interest rate lower than current market interest rates and/or a reduction of accrued interest. The Company considers the amount, timing and extent of the concession granted in determining any impairment or changes in the specific valuation allowance recorded in connection with the troubled debt restructuring. Through the continuous monitoring process, the Company may have recorded a specific valuation allowance prior to when the mortgage loan is modified in a troubled debt restructuring. Accordingly, the carrying value (after specific valuation allowance) before and after modification through a troubled debt restructuring may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment.

The Company’s internal risk rating model is used to estimate the probability of mortgage loan default and the likelihood of loss upon default. The rating scale ranges from “high investment grade” to “in or near default” with high investment grade being the highest quality and least likely to default and lose principal. Likewise, a rating of in or near default indicates the lowest quality and the most likely to default or lose principal. All loans are assigned a rating at origination and ratings are updated at least annually. Lower rated loans appear on the Company’s watch list and are re-evaluated more frequently. The debt service coverage ratio and the loan to value ratio are the most heavily weighted factors in determining the loan rating. Other factors involved in determining the final rating are loan amortization, tenant rollover, location and market stability, and borrowers’ financial condition and experience.

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

Short-term Investments

Short-term investments represent investments with remaining maturities greater than three months but less than twelve months, at the date of purchase, and are stated at amortized cost, which approximates fair value.

Other Invested Assets

In addition to derivative contracts discussed below, other invested assets include equity securities and collateral, carried at fair value, and limited partnership interests and structured loans, primarily carried at cost. Changes in fair value of equity securities and preferred stocks are recorded through AOCI.

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

The Company reviews all securities on a case-by-case basis to determine whether an other-than-temporary decline in value exists and whether losses should be recognized. The Company considers relevant facts and circumstances in evaluating whether a credit or interest rate-related impairment of a security is other-than-temporary. Relevant facts and circumstances considered include: (1) the extent and length of time the fair value has been below cost; (2) the reasons for the decline in fair value; (3) the issuers financial position and access to capital; and (4) for fixed maturity securities, the Company’s intent to sell a security or whether it is more likely than not it will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity and for equity securities, the Company’s ability and intent to hold the security for a period of time that allows for the recovery in value. To the extent the Company determines that a security is deemed to be other-than-temporarily impaired, an impairment loss is recognized.

Impairment losses on equity securities are reported in investment related gains (losses), net on the consolidated statements of income. Impairment losses on fixed maturity securities recognized in the financial statements are dependent on the facts and circumstances related to the specific security. If the Company intends to sell a security or it is more likely than not that it would be required to sell a security before the recovery of its amortized cost, less any recorded credit loss, it recognizes an other-than-temporary impairment in investment related gains (losses), net on the consolidated statements of income for the difference between amortized cost and fair value. If the Company does not expect to recover the amortized cost basis, it does not plan to sell the security and if it is not more likely than not that it would be required to sell a security before the recovery of its amortized cost, less any recorded credit loss, the recognition of the other-than-temporary impairment is bifurcated. The Company recognizes the credit loss portion in investment related gains (losses), net and the non-credit loss portion in AOCI.

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

Derivative Instruments

Overview

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

Accounting and Financial Statement Presentation of Derivatives

Derivatives are carried on the Company’s consolidated balance sheets in other invested assets or other liabilities, at fair value. Certain derivatives are subject to master netting provisions and reported as a net asset or liability. On the date a derivative contract is executed, the Company designates the derivative as (1) a fair value hedge, (2) a cash flow hedge, (3) a foreign currency hedge, (4) a net investment hedge in a foreign operation or (5) free-standing derivatives held for other risk management purposes, which primarily involve managing asset or liability risks associated with the Company’s reinsurance treaties which do not qualify for hedge accounting.

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

The Company discontinues hedge accounting prospectively when: (i) it is determined that the derivative is no longer highly effective in offsetting changes in the estimated fair value or cash flows of a hedged item; (ii) the derivative expires, is sold, terminated, or exercised; (iii) it is no longer probable that the hedged forecasted transaction will occur; or (iv) the derivative is de-designated as a hedging instrument.

When hedge accounting is discontinued because it is determined that the derivative is not highly effective, the derivative continues to be carried in the consolidated balance sheets at fair value, with changes in fair value recognized in investment related gains (losses), net. The carrying value of the hedged asset or liability under a fair value hedge is no longer adjusted for changes in its estimated fair value due to the hedged risk, and the cumulative adjustment to its carrying value is amortized into income over the remaining life of the hedged item. Provided the hedged forecasted transaction occurrence is still probable, the changes in estimated fair value of derivatives recorded in other comprehensive income (“OCI”) related to discontinued cash flow hedges are released into the consolidated statement of income when the Company’s earnings are affected by the variability in cash flows of the hedged item.

When hedge accounting is discontinued because it is no longer probable that the forecasted transactions will occur on the anticipated date or within two months of that date, the derivative continues to be carried in the consolidated balance sheets at its estimated fair value, with changes in estimated fair value recognized currently in investment related gains (losses), net. Deferred gains and losses of a derivative recorded in OCI pursuant to the discontinued cash flow hedge of a forecasted transaction that is no longer probable are recognized immediately in investment related gains (losses), net.

In all other situations in which hedge accounting is discontinued, the derivative is carried at its estimated fair value in the consolidated balance sheets, with changes in its estimated fair value recognized in the current period as investment related gains (losses), net.

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

Embedded Derivatives

The Company reinsures certain annuity products that contain terms that are deemed to be embedded derivatives, primarily equity-indexed annuities and variable annuities with guaranteed minimum benefits. The Company assesses reinsurance contract terms to identify embedded derivatives which are required to be bifurcated under the general accounting principles for Derivatives and Hedging. If the contract is not reported for in its entirety at fair value and it is determined that the terms of the embedded derivative are not clearly and closely related to the economic characteristics of the host contract, and that a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host contract and accounted for separately.

Such embedded derivatives are carried on the consolidated balance sheets at fair value in the same line item as the host contract. Changes in the fair value of embedded derivatives associated with equity-indexed annuities are reflected in interest credited on the consolidated statements of income and changes in the fair value of embedded derivatives associated with variable annuity guaranteed minimum benefits are reflected in investment related gains (losses), net on the consolidated statements of income. The Company has implemented an economic hedging strategy to mitigate the volatility associated with its reinsurance of variable annuity guaranteed minimum benefits. The hedging strategy is designed such that changes in the fair value of the hedge contracts, primarily futures, swap contracts and options, move in the opposite direction of changes in the fair value of the embedded derivatives. While the Company actively manages its hedging program, the hedges that are in place may not be totally effective in offsetting the embedded derivative changes due to the many variables that must be managed. The Company has elected not to assess this hedging strategy for hedge accounting treatment.

Additionally, reinsurance treaties written on a modified coinsurance or funds withheld basis are subject to the general accounting principles for Derivatives and Hedging related to embedded derivatives. The Company’s funds withheld at interest balances are primarily associated with its reinsurance treaties structured on a modified coinsurance or funds withheld basis, the majority of which were subject to the general accounting principles for Derivatives and Hedging related to embedded derivatives. Management believes the embedded derivative feature in each of these reinsurance treaties is similar to a total return swap on the assets held by the ceding companies. The valuation of the embedded derivatives related to these reinsurance treaties is sensitive to the credit spread environment. The calculation of the change in fair value of these embedded derivatives includes the effect associated with the Company’s own credit risk. A decline in the Company’s credit ratings would result in a decrease in the embedded derivative liability. The fair value of the embedded derivatives is included in the funds withheld at interest line item on the consolidated balance sheets. The change in the fair value of the embedded derivatives is recorded in investment related gains (losses), net on the consolidated statements of income.

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

Fair Value Measurements

General accounting principles for Fair Value Measurements and Disclosures define fair value, establish a framework for measuring fair value, establish a fair value hierarchy based on the inputs used to measure fair value and enhance disclosure requirements for fair value measurements. In compliance with these principles, the Company has categorized its financial instruments, based on the priority of the inputs to the valuation technique, into a three level hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1), the second highest priority to quoted prices in markets that are not active or inputs that are observable either directly or indirectly (Level 2) and the lowest priority to unobservable inputs (Level 3).

If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.

See Note 6 - “Fair Value of Financial Instruments” for further details on the Company’s assets and liabilities recorded at fair value.

Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit and highly liquid debt instruments purchased with an original maturity of three months or less.

Premiums Receivable

Premiums are accrued when due and in accordance with information received from the ceding company. When a ceding company fails to report information on a timely basis, the Company records accruals based on the terms of the reinsurance treaty as well as historical experience. Other management estimates include adjustments for lapsed premiums given historical experience, the financial health of specific ceding companies, collateral value and the legal right of offset on related amounts (i.e. allowances and claims) owed to the ceding company. Under the legal right of offset provisions in its reinsurance treaties, the Company can withhold payments for allowances and claims from unpaid premiums. Based on its review of these factors and historical experience, the Company did not believe a provision for doubtful accounts was necessary as of December 31, 2011 or 2010.

Deferred Policy Acquisition Costs

Costs of acquiring new business, which vary with and are primarily related to the production of new business, have been deferred to the extent that such costs are deemed recoverable from future premiums or gross profits. Such costs include commissions and allowances as well as certain costs of policy issuance and underwriting. The Company performs annual tests to establish that Deferred Policy Acquisition Costs (“DAC”) remain recoverable at all times, including at issue, and if financial performance significantly deteriorates to the point where a premium deficiency exists, a cumulative charge to current operations will be recorded. As a result of recoverability testing for new business issues, a charge of approximately $7.7 million to current operations was recorded in the Asset-Intensive sub-segment in 2009 with projected revenue deemed insufficient to cover future benefits and expenses. No such adjustments related to DAC recoverability were made in 2010 or 2011.

Deferred costs related to traditional life insurance contracts are amortized with interest over the premium-paying period of the related policies in proportion to the ratio of individual period premium revenues to total anticipated premium revenues over the life of the policy. Such anticipated premium revenues are estimated using the same assumptions used for computing liabilities for future policy benefits.

Deferred costs related to interest-sensitive life and investment-type policies are amortized over the lives of the policies, in relation to the present value of estimated gross profits expected to be realized from mortality, investment income less interest credited, and expense margins.

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

Goodwill and Value of Business Acquired

Goodwill, reported in other assets, is not amortized into results of operations, but instead is reviewed at least annually for impairment and written down only in the periods in which the recorded value of goodwill exceeds its fair value. Goodwill as of December 31, 2011 and 2010 totaled $7.0 million, net. The value of business acquired (“VOBA”) is amortized in proportion to the ratio of annual premium revenues to total anticipated premium revenues or in relation to the present value of estimated profits. Anticipated premium revenues have been estimated using assumptions consistent with those used in estimating reserves for future policy benefits. The carrying value is reviewed at least annually for indicators of impairment in value. The VOBA was approximately $0.8 million and $1.0 million, including accumulated amortization of $24.6 million and $24.4 million, as of December 31, 2011 and 2010, respectively. The VOBA amortization expense for the years ended December 31, 2011, 2010 and 2009 was $0.2 million, $12.3 million, and $0.4 million, respectively. The higher VOBA amortization in 2010 is related to acquisition of Reliastar Life Insurance Company’s U.S. and Canadian group life, accident and health reinsurance business, which was entirely amortized in 2010. These amortized balances are included in other assets on the consolidated balance sheets. Future amortization of the VOBA is not material.

Value of Distribution Agreements and Customer Relationships Acquired

Value of distribution agreements (“VODA”) is reported in other assets and represents the present value of future profits associated with the expected future business derived from the distribution agreements. Value of customer relationships acquired (“VOCRA”) is also reported in other assets and represents the present value of the expected future profits associated with the expected future business acquired through existing customers of the acquired company or business. The Company’s VODA and VOCRA are related to the acquisition of Reliastar Life Insurance Company’s U.S. and Canadian group life, accident and health reinsurance business in 2010. The VODA is amortized over a useful life of 15 years and the VOCRA is also amortized over a 15 year period in proportion to expected revenues generated. Such amortization is included in policy acquisition costs and other insurance expenses. Each year the Company reviews VODA and VOCRA to determine the recoverability of these balances. VODA and VOCRA totaled approximately $106.3 million and $117.3 million, including accumulated amortization of $14.3 million and $3.4 million, as of December 31, 2011 and 2010, respectively. The VODA and VOCRA amortization expense for the years ended December 31, 2011 and 2010 was $10.9 million and $3.4 million, respectively. Amortization of the VODA and VOCRA is estimated to be $10.5 million, $10.1 million, $9.5 million, $9.4 million and $9.0 million during 2012, 2013, 2014, 2015 and 2016, respectively.

Other Assets

In addition to the goodwill, VOBA, VODA and VOCRA, other assets primarily includes unamortized debt issuance costs, corporate-owned life insurance, capitalized software, and other capitalized assets. Capitalized software is stated at cost, less accumulated amortization. Purchased software costs, as well as internal and external costs incurred to develop internal-use computer software during the application development stage, are capitalized. As of December 31, 2011 and 2010, the Company had unamortized computer software costs of approximately $33.0 million and $14.6 million, respectively. The increase in unamortized software costs in 2011 was primarily related to the development or acquisition of software for internal use in connection with the Company’s information technology initiatives. During 2011, 2010 and 2009, the Company amortized computer software costs of $4.3 million, $4.0 million, and $3.5 million, respectively. Amortization of software costs is recorded on a straight-line basis over periods ranging from three to ten years. Carrying values are reviewed periodically for indicators of impairment in value.

Future Policy Benefits

Liabilities for future benefits on life policies are established in an amount adequate to meet the estimated future obligations on policies in force. Liabilities for future policy benefits under long-term life insurance policies have been computed based upon expected investment yields, mortality and withdrawal (lapse) rates, and other assumptions. These assumptions include a margin for adverse deviation and vary with the characteristics of the plan of insurance, year of issue, age of insured, and other appropriate factors. Interest rates range from 3.0% to 6.0%. The mortality and withdrawal assumptions are based on the Company’s experience as well as industry experience and standards. In establishing reserves for future policy benefits, the Company assigns policy liability assumptions to particular timeframes (eras) in such a manner as to be consistent with the underlying assumptions and economic conditions at the time the risks are assumed. The Company maintains a consistent approach to setting the provision for adverse deviation between eras.

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

The Company reinsures disability income products in various markets. Liabilities for future benefits on disability policies’ active lives are established in an amount adequate to meet the estimated future obligations on policies in force. These reserves are the amounts which, with the additional premiums to be received and interest thereon compounded annually at certain assumed rates, are calculated to be sufficient to meet the various policy and contract obligations as they mature.

The Company establishes future policy benefits for guaranteed minimum death benefits (“GMDB”) relating to the reinsurance of certain variable annuity contracts by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess proportionally over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to claims and other policy benefits, if actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used in estimating the GMDB liabilities are consistent with those used for amortizing DAC, and are thus subject to the same variability and risk. The Company’s GMDB liabilities at December 31, 2011 were not material.

Interest-Sensitive Contract Liabilities

Liabilities for future benefits on interest-sensitive life and investment-type contract liabilities are carried at the accumulated contract holder values without reduction for potential surrender or withdrawal charges. The Company reinsures asset-intensive products, including annuities and corporate-owned life insurance. The investment portfolios for these products are segregated for management purposes within the general account of RGA Reinsurance. The liabilities under asset-intensive reinsurance contracts reinsured on a coinsurance basis are included in interest-sensitive contract liabilities on the consolidated balance sheets. Asset-intensive contracts principally include traditional individual fixed annuities in the accumulation phase, single premium immediate annuities, equity-indexed annuities and individual variable annuity contracts. Interest-sensitive contract liabilities are equal to (i) policy account values, which consist of an accumulation of gross premium payments; (ii) credited interest less expenses, mortality charges, and withdrawals; and (iii) fair value adjustments relating to business combinations. Liabilities for immediate annuities are calculated as the present value of the expected cash flows, with the locked-in discount rate determined such that there is no gain or loss at inception. Additionally, certain annuity contracts the Company reinsures contain terms, such as guaranteed minimum benefits and equity participation options, which are deemed to be embedded derivatives and are accounted for based on the general accounting principles for Derivatives and Hedging.

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

The fair values of the GMIB, GMWB and GMAB liabilities are reflected in interest-sensitive contract liabilities on the consolidated balance sheets and are calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges over the lives of the contracts. These projected cash flows incorporate expectations concerning policyholder behavior, such as lapses, withdrawals and benefit selections, and capital market assumptions such as interest rates and equity market volatilities. In measuring the fair value of GMIBs, GMWBs and GMABs, the Company attributes a portion of the fees collected from the policyholder equal to the present value of expected future guaranteed minimum income, withdrawal and accumulation benefits (at inception). The changes in fair value are reported in investment related gains (losses), net. Any additional fees represent “excess” fees and are reported in other revenues on the consolidated statements of income. These variable annuity guaranteed living benefits may be more costly than expected in volatile or declining markets, causing an increase in interest-sensitive contract liabilities, negatively affecting net income.

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

The Company reviews its estimates of actuarial liabilities for interest-sensitive contract liabilities and compares them with its actual experience. Differences between actual experience and the assumptions used in pricing these guarantees and benefits and in the establishment of the related liabilities result in variances in profit and could result in losses. The effects of changes in such estimated liabilities are included in the results of operations in the period in which the changes occur.

Other Policy Claims and Benefits

Claims payable for incurred but not reported losses are determined using case-basis estimates and lag studies of past experience. The time lag from the date of the claim or death to when the ceding company reports the claim to the Company can vary significantly by ceding company, business segment and product type, but generally averages around 2.8 months. Incurred but not reported claims are estimates on an undiscounted basis, using actuarial estimates of historical claims expense, adjusted for current trends and conditions. These estimates are continually reviewed and the ultimate liability may vary significantly from the amount recognized, which are reflected in net income in the period in which they are determined.

Other Liabilities

Other liabilities primarily includes investments in transit, separate accounts, employee benefits, current federal income taxes payable, and payables related to repurchase agreements. At times the Company utilizes sales of investment securities with agreements to repurchase the same securities for purposes of short-term financing. The repurchase obligation is a component of other liabilities. There were no securities subject to these agreements outstanding at December 31, 2011 or 2010.

Income Taxes

RGA and its eligible subsidiaries file a consolidated federal income tax return. The U.S. consolidated tax return includes the operations of RGA, RGA Americas, RGA Reinsurance, RGA Barbados, RGA Technology Partners, Inc., RCM, Timberlake Reinsurance Company II (“Timberlake Re”), Reinsurance Partners, Inc., RGA Worldwide Reinsurance Company, Ltd. (“RGA Worldwide”), Rockwood Reinsurance Company (“Rockwood Re”) and Parkway Reinsurance Company (“Parkway Re”). The Company’s Australian, certain Barbadian, Bermudian, Canadian, South African, Indian, Irish, Singaporean, United Arab Emirates and United Kingdom subsidiaries are taxed under applicable local statutes.

The Company provides for federal, state and foreign income taxes currently payable, as well as those deferred due to temporary differences between the financial reporting and tax bases of assets and liabilities and are recognized in net income or in certain cases in OCI. The Company’s accounting for income taxes represents management’s best estimate of various events and transactions.

Deferred tax assets and liabilities resulting from temporary differences between the financial reporting and tax bases of assets and liabilities are measured at the balance sheet date using enacted tax rates in the relevant jurisdictions expected to apply to taxable income in the years the temporary differences are expected to reverse.

The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the tax law in the applicable tax jurisdiction. The Company has significant deferred tax assets related to net operating and capital losses. Most of the Company’s exposure related to its deferred tax assets are within legal entities that file a consolidated U.S. federal income tax return. The Company has projected its ability to utilize its net operating losses and has determined that predominately all of these losses are expected to be utilized prior to their expiration. The Company has also done extensive analysis of its capital losses and has determined that sufficient unrealized capital gains exist within its investment portfolios that should offset any capital loss realized. It is also the Company’s intention to hold all unrealized loss securities until maturity or until their market value recovers. However, future unforeseen circumstances could create a situation in which the Company would prematurely sell securities in an unrealized loss position.

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

Any such changes could significantly affect the amounts reported in the consolidated financial statements in the year these changes occur. The Company accounts for its total liability for uncertain tax positions considering the recognition and measurement thresholds established in general accounting principles for income taxes. The tax effects of a position are recognized in the income statement only if it is more likely than not to be sustained upon examination by the appropriate taxing authority. Unrecognized tax benefits due to tax uncertainties that do not meet the more likely than not criteria are included within other liabilities and are charged to earnings in the period that such determination is made. The Company classifies interest related to tax uncertainties as interest expense whereas penalties related to tax uncertainties are classified as a component of income tax.

Collateral Finance Facility

Collateral finance facility represents notes issued to fund collateral requirements for statutory reserves on specified term life insurance policies reinsured by RGA Reinsurance. The cost of the facility is reflected in collateral finance facility expense. See Note 14 - “Collateral Finance Facility” for additional information.

Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company

During December 2001, RGA Capital Trust I (the “Trust”), a wholly-owned subsidiary of RGA, sold Preferred Income Equity Redeemable Securities (“PIERS”) Units. Each unit consisted of a preferred security (“Preferred Securities”) issued by the Trust with a detachable warrant to purchase 1.2508 shares of RGA common stock. The Trust sold 4.5 million PIERS units. The fair value of the Preferred Securities on the date issued, $158.1 million, was recorded in liabilities on the consolidated balance sheets under the caption “Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures”. The coupon rate of the Preferred Securities was 5.75% on a face amount of $225.0 million. The Preferred Securities were remarketed and matured during 2011. See Note 13 – “Debt and Trust Preferred Securities” for more information.

Warrants

The fair value of the detachable warrants on the date the PIERS units were issued is recorded in stockholders’ equity on the consolidated balance sheets under the caption “Warrants”. Approximately 4.4 million of the warrants were exercised in March 2011, at a price of $35.44 per warrant, resulting in the issuance of approximately 5.5 million shares of common stock. Remaining warrants were redeemed in cash at their redemption amount of $14.56 per warrant. See Note 13 – “Debt and Trust Preferred Securities” for more information.

Foreign Currency Translation

The translation of the foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during each year. Gains or losses, net of applicable deferred income taxes, resulting from such translation are included in accumulated currency translation adjustments, in AOCI on the consolidated balance sheets until the underlying subsidiary is sold or substantially liquidated. The Company’s material functional currencies are the U.S. dollar, Canadian dollar, British pound, Australian dollar, Japanese yen, Korean won, Euro and South African rand.

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

In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage and coinsurance contracts. In the individual life markets, the Company retains a maximum of $8.0 million of coverage per individual life. Claims in excess of this retention amount are retroceded to retrocessionaires; however, the Company remains fully liable to the ceding company for the entire amount of risk it assumes. In certain limited situations the Company has retained more than $8.0 million per individual policy. The Company enters into agreements with other reinsurers to mitigate the residual risk related to the over-retained policies. Additionally, due to some lower face amount reinsurance coverages provided by the Company in addition to individual life, such as group life, disability and health, under certain circumstances, the Company could potentially incur claims totaling more than $8.0 million per individual life.

Retrocessions are arranged through the Company’s retrocession pools for amounts in excess of the Company’s retention limit. As of December 31, 2011 and 2010, all rated retrocession pool participants followed by the A.M. Best Company were rated “A- (excellent)” or better. The Company verifies retrocession pool participants’ ratings on a quarterly basis. For a majority of the retrocessionaires that were not rated, security in the form of letters of credit or trust assets has been given as additional security. In addition, the Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance. In addition to its third party retrocessionaires, various RGA reinsurance subsidiaries retrocede amounts in excess of their retention to RGA Reinsurance, Parkway Re, RGA Barbados, RGA Americas, Rockwood Re, Manor Reinsurance, Ltd. (“Manor Re”), RGA Worldwide or RGA Atlantic.

As of December 31, 2011 and 2010, the Company had claims recoverable due from retrocessionaires of $151.9 million and $162.4 million, respectively, which is included in reinsurance ceded receivables, in the consolidated balance sheets. The Company considers outstanding claims recoverable in excess of 90 days to be past due. There were $11.4 million and $16.0 million of past due claims recoverable as of December 31, 2011 and 2010, respectively. Based on the Company’s annual financial reviews noted in the paragraph above, the Company has not established a valuation allowance for claims recoverable from retrocessionaires. The Company has never experienced a material default in connection with retrocession arrangements, nor has it experienced any difficulty in collecting claims recoverable from retrocessionaires; however, no assurance can be given as to the future performance of such retrocessionaires or as to recoverability of any such claims.

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

The following table presents the weighted average interest-crediting rates and minimum guaranteed rate ranges for contracts containing guaranteed rates by major class of interest-sensitive product as of December 31, 2011 and 2010.

	Current weighted-average interest crediting rate		Minimum guaranteed rate ranges
Interest sensitive contract liability	2011	2010	2011	2010
Traditional individual fixed annuities	2.47%	3.79%	0.50 –4.50%	2.50 – 4.50%
Equity-indexed annuities	4.07%	3.69%	1.00 –3.00%	1.00 – 3.00%
Individual variable annuity contracts	4.02%	5.12%	1.50 –5.42%	1.50 – 5.71%
Guaranteed investment contracts	3.79%	3.79%	0.00 –4.50%	0.00 –4.50%
Universal life – type policies	4.69%	5.00%	3.00 –6.00%	3.00 –6.00%

The spread profits on the Company’s fixed annuity and interest-sensitive whole life, universal life (“UL”) and fixed portion of variable universal life (“VUL”) insurance policies are at risk if interest rates decline and remain relatively low for a period of time, which has generally been the case in recent years. Should interest rates remain at current levels that are significantly lower than those existing prior to the declines of recent years, the average earned rate of return on the Company’s annuity and UL investment portfolios will continue to decline. Declining portfolio yields may cause the spreads between investment portfolio yields and the interest rate credited to contract holders to deteriorate as the Company’s ability to manage spreads can become limited by minimum guaranteed rates on annuity and UL policies. In 2011, minimum guaranteed rates on non-

variable annuity and UL policies generally ranged from 0.5% to 6.0%, with an average guaranteed rate of approximately 2.7%. In 2010, minimum guaranteed rates on non-variable annuity and UL policies generally ranged from 1.0% to 6.0%, with an average guaranteed rate of approximately 2.8%.

Interest rate spreads are managed for near term income through a combination of crediting rate actions and portfolio management. Certain annuity products contain crediting rates that reset annually, of which $804.3 million and $860.4 million of account balances are not subject to surrender charges, with 95.0% and 76.1% of these already at their minimum guaranteed rates as of December 31, 2011 and 2010, respectively. As such, certain management monitoring processes are designed to minimize the effect of sudden and/or sustained changes in interest rates on fair value, cash flows, and net interest income. The Company manages its exposure to interest rates principally by matching floating rate liabilities with corresponding floating rate assets and by matching fixed rate liabilities with corresponding fixed rate assets. The Company uses equity options or other derivatives to minimize its exposure to movements in equity markets that have a direct correlation with certain of its reinsurance products.

For each of its reinsurance contracts, the Company must determine if the contract provides indemnification against loss or liability relating to insurance risk, in accordance with GAAP. The Company must review all contractual features, particularly those that may limit the amount of insurance risk to which the Company is subject or features that delay the timely reimbursement of claims. If the Company determines that a contract does not expose it to a reasonable possibility of a significant loss from insurance risk, the Company records the contract on a deposit method of accounting with the net amount payable/receivable reflected in other reinsurance assets or liabilities on the consolidated balance sheets. Fees earned on the contracts are reflected as other revenues, rather than premiums, on the consolidated statements of income.

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

Basis of Presentation, Business Combinations and Consolidation

In December 2011, the FASB amended the general accounting principles for Balance Sheet as it relates to the disclosures about offsetting assets and liabilities. The amendment requires disclosures about the Company’s rights of offset and related arrangements associated with its financial instruments and derivative instruments. This amendment also requires the disclosure of both gross and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. The amendment is effective for interim and annual reporting periods beginning on or after January 1, 2013. The Company is currently evaluating the impact of this amendment on its consolidated financial statements.

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

In July 2010, the FASB amended the general accounting principles for Receivables as it relates to the disclosures about the credit quality of financing receivables and the allowance for credit losses. This amendment requires additional disclosures that provide a greater level of disaggregated information about the credit quality of financing receivables and the allowance for credit losses. It also requires the disclosure of credit quality indicators, past due information, and modifications of financing receivables. The amendment is effective for interim and annual reporting periods ending on or after December 15, 2010, except for disclosures about activity that occurs during the reporting period. Those disclosures are effective for interim and annual reporting periods beginning after December 15, 2010. The Company adopted this amendment and the required disclosures are provided in Note 2 — “Summary of Significant Accounting Policies” and in Note 4 — “Investments”.

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

Fair Value Measurements and Disclosures

In May 2011, the FASB amended the general accounting principles for Fair Value Measurements and Disclosures as it relates to the measurement and disclosure requirements about fair value measurements. This amendment clarifies the FASB’s intent about the application of existing fair value measurement requirements. It also changes particular principles and requirements for measuring fair value and for disclosing information about fair value measurements. The amendment is effective for interim and annual periods beginning after December 15, 2011. The adoption of this amendment is not expected to have an impact on the Company’s consolidated financial statements other than the addition of the required disclosures.

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

Deferred Policy Acquisition Costs

In October 2010, the FASB amended the general accounting principles for Financial Services – Insurance as it relates to accounting for costs associated with acquiring or renewing insurance contracts. This amendment clarifies that only those costs that result directly from and are essential to the contract transaction and that would not have been incurred had the contract transaction not occurred can be capitalized. It also defines acquisitions costs as costs that are related directly to the successful acquisitions of new or renewal insurance contracts. The amendment is effective for fiscal years and interim periods beginning after December 15, 2011. The retrospective adoption of this amendment on January 1, 2012, will result in a reduction in the Company’s deferred acquisition cost asset and a corresponding reduction to equity. There will be a decrease in amortization subsequent to adoption due to the reduced deferred acquisition cost asset. There will also be a reduction in the level of future costs the Company defers; thereby increasing expenses incurred in future periods. The adoption of this amendment is expected to result in a cumulative effect decrease to total stockholders’ equity of approximately $320.4 million and a decrease in the deferred policy acquisition costs balance of approximately $472.3 million on January 1, 2012. Additionally, the adoption of this amendment is expected to result in a decrease in income before income taxes of approximately $60.1 million, $59.6 million, and $52.5 million in 2011, 2010 and 2009, respectively.

Comprehensive Income

In June 2011, the FASB amended the general accounting principles for Comprehensive Income as it relates to the presentation of comprehensive income. This amendment requires entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in either a continuous statement of comprehensive income or in two separate but consecutive statements. The amendment does not change the items that must be reported in other comprehensive income. In December 2011, the FASB amended the general accounting principles for Comprehensive Income as it relates to the presentation of comprehensive income. This amendment defers the requirement to present the effects of reclassifications out of accumulated other comprehensive income on the Company’s consolidated statements of income, which was required in the Comprehensive Income amendment made in June 2011. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of these amendments are not expected to have a material impact on the Company’s consolidated financial statements other than the required disclosures.

Reclassification

The Company has reclassified the presentation of certain prior period information to conform to the 2011 presentation. Such reclassifications include available-for-sale securities by sector in the Company’s investment and fair values disclosures to reflect the movement of supranational and certain foreign government related securities from “Corporate securities” to a revised category titled “Other foreign government, supranational and foreign government-sponsored enterprises”. In addition, cash equivalents have been added to the Company’s measurement of fair value on a recurring basis tables and certain mortgage loan disclosures have been revised to present amounts gross of valuation allowances.

NOTE 3  STOCK TRANSACTIONS

In February 2011, RGA issued 141,405 shares of common stock from treasury and repurchased from recipients 49,669 of its common shares at $59.55 per share in settlement of income tax withholding requirements incurred by recipients of an equity incentive award. Additionally, in February 2011, non-employee directors were granted a total of 14,200 shares of common stock.

In anticipation of the redemption and remarketing of the Company’s trust preferred securities discussed in Note 13 – “Debt and Trust Preferred Securities,” the Company purchased 3,000,000 shares of its outstanding common stock from MetLife, Inc. in February 2011, at a price of $61.14 per share, reflecting the most recent closing price of the Company’s common stock. The purchased common shares have been placed into treasury to be used for general corporate purposes.

In March 2011, approximately 4,402,078 of outstanding warrants were exercised at a price of $35.44 per warrant, resulting in the issuance of 5,506,088 common shares. See Note 13 – “Debt and Trust Preferred Securities,” for more information on the exercise of these warrants.

In March 2011, RGA entered into an accelerated share repurchase (“ASR”) agreement with a financial counterparty. Under the ASR agreement, RGA purchased 2,500,000 shares of its outstanding common stock at an initial price of $59.76 per share and an aggregate price of approximately $149.4 million. The purchase price was funded from cash on hand. The counterparty completed its purchases during the second quarter of 2011 and as a result, RGA was required to pay $4.3 million to the counterparty for the final settlement which resulted in a final price of $61.47 per share on the repurchased common stock. The common shares repurchased have been placed into treasury to be used for general corporate purposes.

RGA’s share repurchase transactions described above are intended to substantially offset share dilution associated with the issuance of 5,506,088 common shares from the exercise of warrants as discussed above.

At the beginning of 2011, RGA had $43.4 million remaining under its January 2002 board of directors approved stock repurchase program. Under this repurchase program, RGA was authorized to purchase its common stock in the open market, pursuant to the terms of a pre-set trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act. During 2011, RGA repurchased 838,362 shares of common stock under this program for $43.1 million at an average price per share of $51.39. RGA has approximately $0.3 million remaining under this repurchase program. The common shares repurchased have been placed into treasury to be used for general corporate purposes.

Note 4    INVESTMENTS

The Company had total cash and invested assets of $25.9 billion and $23.1 billion at December 31, 2011 and 2010, respectively, as illustrated below (dollars in thousands):

	2011	2010
Fixed maturity securities, available-for-sale	$16,200,950	$14,304,597
Mortgage loans on real estate	991,731	885,811
Policy loans	1,260,400	1,228,418
Funds withheld at interest	5,410,424	5,421,952
Short-term investments	88,566	118,387
Other invested assets	1,012,541	707,403
Cash and cash equivalents	962,870	463,661

Total cash and invested assets	$25,927,482	$23,130,229

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

The Company participates in a securities borrowing program whereby securities, which are not reflected on the Company’s consolidated balance sheets, are borrowed from a third party. The Company is required to maintain a minimum of 100% of the market value of the borrowed securities as collateral. The Company had borrowed securities with an amortized cost and a market value of $150.0 million as of December 31, 2011. The borrowed securities are used to provide collateral under an affiliated reinsurance transaction. There were no securities borrowed as of December 31, 2010.

Investment Income, Net of Related Expenses

Major categories of investment income, net of related expenses consist of the following (dollars in thousands):

	000000000000	000000000000	000000000000
	2011	2010	2009
Fixed maturity securities available-for-sale	$757,726	$715,817	$609,917
Mortgage loans on real estate	55,931	51,186	46,652
Policy loans	66,621	72,743	68,213
Funds withheld at interest	388,694	385,762	382,351
Short-term investments	2,378	4,968	4,692
Other invested assets	39,939	33,187	28,777

Investment revenue	1,311,289	1,263,663	1,140,602
Investment expense	(30,092)	(25,003)	(18,140)

Investment income, net of related expenses	$1,281,197	$1,238,660	$1,122,462

Investment Related Gains (Losses), Net

Investment related gains (losses), net consist of the following (dollars in thousands):

	0000000000	0000000000	0000000000
	2011	2010	2009
Fixed maturity and equity securities available for sale:
Other-than-temporary impairment losses on fixed maturities	$(30,873)	$(31,920)	$(128,834)
Portion of loss recognized in accumulated other comprehensive income (before taxes)	3,924	2,045	16,045

Net other-than-temporary impairment losses on fixed maturity securities recognized in earnings	(26,949)	(29,875)	(112,789)
Impairment losses on equity securities	(4,116)	(32)	(11,058)
Gain on investment activity	132,045	100,957	113,872
Loss on investment activity	(26,996)	(28,730)	(72,987)
Other impairment losses	(10,238)	(5,976)	(8,471)
Derivatives and other, net	(99,802)	175,686	125,581

Net gains (losses)	$(36,056)	$212,030	$34,148

The net other-than-temporary impairment losses on fixed maturity securities recognized in 2011 and 2010 were primarily due to a decline in value of structured securities with exposure to commercial mortgages and corporate bankruptcies. The impairment losses on equity securities of $4.1 million in 2011 are primarily due to the decline in fair value of securities issued by European financial institutions. The impaired equity securities are hybrid securities that contain equity-like features. The much larger other-than-temporary impairments in 2009 were primarily due to the turmoil in the U.S. and global financial markets, which had moderated considerably by the beginning of 2010. The volatility in derivatives and other is primarily due to changes in the fair value of embedded derivative liabilities associated with modified coinsurance and funds withheld treaties and guaranteed minimum benefit riders.

At December 31, 2011 and 2010 the Company owned non-income producing securities with amortized costs of $86.2 million and $45.3 million, and estimated fair values of $79.7 million and $41.2 million, respectively. Generally, securities are non-income producing when principal or interest is not paid primarily as a result of bankruptcies or credit defaults, but also include securities where amortization has been discontinued. The increase in 2011 was primarily related to discontinued amortization on impaired securities. During 2011, 2010 and 2009 the Company sold fixed maturity securities and equity securities with fair values of $476.6 million, $622.4 million, and $687.8 million, which were below amortized cost, at gross realized losses of $27.0 million, $28.7 million and $73.0 million, respectively. The Company generally does not engage in short-term buying and selling of securities.

Other-Than-Temporary Impairments - Fixed Maturity and Equity Securities

As discussed in Note 2 – “Summary of Significant Accounting Policies,” a portion of certain other-than-temporary impairment (“OTTI”) losses on fixed maturity securities are recognized in AOCI. For these securities the net amount recognized in earnings (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in AOCI. The following table sets forth the amount of pre-tax credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in AOCI, and the corresponding changes in such amounts (dollars in thousands):

	0000000000	0000000000	0000000000
	2011	2010	2009 (1)
Balance, beginning of period	$47,291	$47,905	$17,132
Initial impairments - credit loss OTTI recognized on securities not previously impaired	8,349	7,359	7,853
Additional impairments - credit loss OTTI recognized on securities previously impaired	9,059	9,346	22,920
Credit loss impairments previously recognized on securities which were sold during the period	(752)	(17,319)	--

Balance, end of period	$63,947	$47,291	$47,905

(1)	Represents nine month period due to adoption of amended general accounting principles on April 1, 2009.

Fixed Maturity and Equity Securities Available-for-Sale

The following tables provide information relating to investments in fixed maturity securities and equity securities by sector as of December 31, 2011 and 2010 (dollars in thousands):

December 31, 2011:	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	% of Total	Other-than- temporary impairments in AOCI
Available-for-sale:
Corporate securities	$6,931,958	$654,519	$125,371	$7,461,106	46.0%	$--
Canadian and Canadian provincial governments	2,507,802	1,362,160	29	3,869,933	23.9	--
Residential mortgage-backed securities	1,167,265	76,393	16,424	1,227,234	7.6	(1,042)
Asset-backed securities	443,974	11,692	53,675	401,991	2.5	(5,256)
Commercial mortgage-backed securities	1,233,958	87,750	79,489	1,242,219	7.7	(12,225)
U.S. government and agencies	341,087	32,976	61	374,002	2.3	--
State and political subdivisions	184,308	24,419	3,341	205,386	1.3	--
Other foreign government, supranational and foreign government-sponsored enterprises	1,372,528	50,127	3,576	1,419,079	8.7	--

Total fixed maturity securities	$14,182,880	$2,300,036	$281,966	$16,200,950	100.0%	$(18,523)

Non-redeemable preferred stock	$82,488	$4,677	$8,982	$78,183	68.6%
Other equity securities	35,352	1,903	1,538	35,717	31.4

Total equity securities	$117,840	$6,580	$10,520	$113,900	100.0%

December 31, 2010:	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	% of Total	Other-than- temporary impairments in AOCI
Available-for-sale:
Corporate securities	$6,384,262	$426,933	$100,751	$6,710,444	46.9%	$--
Canadian and Canadian provincial governments	2,386,428	675,132	3,993	3,057,567	21.4	--
Residential mortgage-backed securities	1,443,892	55,765	26,580	1,473,077	10.3	(1,650)
Asset-backed securities	440,752	12,001	61,544	391,209	2.7	(4,963)
Commercial mortgage-backed securities	1,353,279	81,839	97,265	1,337,853	9.4	(10,010)
U.S. government and agencies	199,129	7,795	708	206,216	1.4	--
State and political subdivisions	170,479	2,098	8,117	164,460	1.2	--
Other foreign government, supranational and foreign government-sponsored enterprises	966,801	11,574	14,604	963,771	6.7	--

Total fixed maturity securities	$13,345,022	$1,273,137	$313,562	$14,304,597	100.0%	$(16,623)

Non-redeemable preferred stock	$100,718	$4,130	$5,298	$99,550	71.0%
Other equity securities	34,832	6,100	271	40,661	29.0

Total equity securities	$135,550	$10,230	$5,569	$140,211	100.0%

The tables above exclude fixed maturity securities pledged by the Company as collateral to counterparties with an amortized cost of $29.0 million and $46.9 million, and an estimated fair value of $32.6 million and $48.2 million, as of December 31, 2011 and December 31, 2010 respectively, which are included in other invested assets in the consolidated balance sheets.

As of December 31, 2011, the Company held securities with a fair value of $1,171.2 million that were issued by the Canadian province of Ontario and $1,107.7 million in one entity that were guaranteed by the Canadian province of Quebec, all of which exceeded 10% of consolidated stockholders’ equity. As of December 31, 2010, the Company held securities with a fair value of $959.5 million that were issued by the Canadian province of Ontario and $871.6 million in one entity that were guaranteed by the Canadian province of Quebec, all of which exceeded 10% of consolidated stockholders’ equity.

At December 31, 2011 and 2010 the Company held fixed maturity securities that were below investment grade with book values of $811.3 million and $786.9 million, and estimated fair values of $734.9 million and $712.1 million, respectively.

The amortized cost and estimated fair value of fixed maturity securities available-for-sale at December 31, 2011 are shown by contractual maturity in the table below (dollars in thousands). Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	00000000000000000000	00000000000000000000
Available-for-sale:	Amortized Cost	Fair Value
Due in one year or less	$178,548	$181,033
Due after one year through five years	2,479,316	2,559,352
Due after five year through ten years	3,868,653	4,195,878
Due after ten years	4,811,166	6,393,243
Asset and mortgage-backed securities	2,845,197	2,871,444

Total	$14,182,880	$16,200,950

Corporate Fixed Maturity Securities

The tables below show the major industry types of the Company’s corporate fixed maturity holdings as of December 31, 2011 and 2010 (dollars in thousands):

	000000000000000	000000000000000	000000000000000
December 31, 2011:	Amortized Cost	Estimated Fair Value	% of Total
Finance	$2,411,175	$2,442,149	32.7%
Industrial	3,402,099	3,760,187	50.4
Utility	1,115,384	1,255,090	16.9
Other	3,300	3,680	--

Total	$6,931,958	$7,461,106	100.0%

December 31, 2010:	Amortized Cost	Estimated Fair Value	% of Total
Finance	$2,447,486	$2,501,158	37.3%
Industrial	3,065,088	3,281,255	48.9
Utility	868,382	924,304	13.7
Other	3,306	3,727	0.1

Total	$6,384,262	$6,710,444	100.0%

The creditworthiness of Greece, Ireland, Italy, Portugal and Spain, commonly referred to as “Europe’s peripheral region” is under ongoing stress and uncertainty due to high debt levels and economic weakness. The Company did not have exposure to sovereign fixed maturity securities, which includes global government agencies, from Europe’s periphery region as of December 31, 2011 and 2010. In addition, the Company did not purchase or sell credit protection, through credit default swaps, referenced to sovereign entities of Europe’s peripheral region. The tables below show the Company’s exposure to sovereign fixed maturity securities originated in countries other than Europe’s peripheral region, included above in “Other foreign government, supranational and foreign government-sponsored enterprises,” as of December 31, 2011 and 2010 (dollars in thousands):

	000000000000000	000000000000000	000000000000000
December 31, 2011:	Amortized Cost	Estimated Fair Value	% of Total
Australia	$437,713	$446,694	39.1%
Japan	214,994	219,276	19.2
United Kingdom	118,618	130,106	11.4
Germany	72,926	75,741	6.6
New Zealand	51,547	51,544	4.5
South Africa	37,624	38,528	3.4
South Korea	30,592	32,025	2.8
Other	139,927	148,792	13.0

Total	$1,103,941	$1,142,706	100.0%

December 31, 2010:	Amortized Cost	Estimated Fair Value	% of Total
Australia	$350,178	$343,716	54.0%
United Kingdom	84,650	86,126	13.5
South Africa	43,173	43,991	6.9
Germany	30,920	30,602	4.8
Qatar	26,464	27,549	4.3
South Korea	22,812	23,378	3.7
United Arab Emirates	14,545	15,067	2.4
Other	62,930	66,205	10.4

Total	$635,672	$636,634	100.0%

The tables below show the Company’s exposure to non-sovereign fixed maturity securities and equity securities, based on the security’s country of issuance, from Europe’s peripheral region as of December 31, 2011 and 2010 (dollars in thousands):

December 31, 2011:	Amortized Cost	Estimated Fair Value	% of Total
Financial institutions:
Ireland	$4,084	$4,397	5.9%
Spain	25,565	20,378	27.6

Total financial institutions	29,649	24,775	33.5

Other:
Ireland	12,474	13,149	17.8
Italy	2,898	2,808	3.8
Spain	34,459	33,137	44.9

Total other	49,831	49,094	66.5

Total	$79,480	$73,869	100.0%

December 31, 2010:	Amortized Cost	Estimated Fair Value	% of Total
Financial institutions:
Ireland	$12,626	$12,626	15.9%
Spain	27,747	23,448	29.5

Total financial institutions	40,373	36,074	45.4

Other:
Italy	2,745	2,675	3.3
Spain	40,147	40,753	51.3

Total other	42,892	43,428	54.6

Total	$83,265	$79,502	100.0%

Unrealized Losses for Fixed Maturity Securities and Equity Securities Available-for-Sale

The following table presents the total gross unrealized losses for fixed maturity and equity securities at December 31, 2011 and 2010, respectively, where the estimated fair value had declined and remained below amortized cost by the indicated amount (dollars in thousands):

	00000000	00000000	00000000	00000000	00000000	00000000
	December 31, 2011			December 31, 2010
	Number of Securities	Gross Unrealized Losses	% of Total	Number of Securities	Gross Unrealized Losses	% of Total
Less than 20%	833	$131,155	44.8%	908	$146,404	45.9%
20% or more for less than six months	44	51,503	17.6	14	18,114	5.7
20% or more for six months or greater	63	109,828	37.6	106	154,613	48.4

Total	940	$292,486	100.0%	1,028	$319,131	100.0%

As of December 31, 2011 and 2010, respectively, 65.3% and 66.1% of these gross unrealized losses were associated with investment grade securities. The unrealized losses on these securities decreased primarily due to a decline in interest rates since December 31, 2010.

The Company’s determination of whether a decline in value is other-than-temporary includes analysis of the underlying credit and the extent and duration of a decline in value. The Company’s credit analysis of an investment includes determining whether the issuer is current on its contractual payments, evaluating whether it is probable that the Company will be able to collect all amounts due according to the contractual terms of the security and analyzing the overall ability of the Company to recover the amortized cost of the investment. The Company continues to consider valuation declines as a potential indicator of credit deterioration. The Company believes that due to fluctuating market conditions and an extended period of economic uncertainty, the extent and duration of a decline in value have become less indicative of when there has been credit deterioration with respect to a fixed maturity security since it may not have an impact on the ability of the issuer to service all scheduled payments and the Company’s evaluation of the recoverability of all contractual cash flows or the ability to recover an amount at least equal to amortized cost. In the Company’s impairment review process, the duration and severity of an unrealized loss position for equity securities are given greater weight and consideration given the lack of contractual cash flows or deferability features. As of December 31, 2011 and 2010, gross unrealized losses on equity securities greater than 20 percent and 12 months or more totaled $0.5 million and $1.8 million, respectively.

The following tables present the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for fixed maturity and equity securities that have estimated fair values below amortized cost as of December 31, 2011 and 2010, respectively (dollars in thousands). These investments are presented by class and grade of security, as well as the length of time the related market value has remained below amortized cost.

	0000000000000	0000000000000	0000000000000	0000000000000	0000000000000	0000000000000
	Less than 12 months		12 months or greater		Total
December 31, 2011:	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Investment grade securities:
Corporate securities	$790,758	$40,180	$286,244	$63,117	$1,077,002	$103,297
Canadian and Canadian provincial governments	3,094	29	--	--	3,094	29
Residential mortgage-backed securities	128,622	3,549	58,388	10,382	187,010	13,931
Asset-backed securities	101,263	3,592	93,910	29,036	195,173	32,628
Commercial mortgage-backed securities	109,455	3,538	58,979	22,001	168,434	25,539
U.S. government and agencies	1,764	61	--	--	1,764	61
State and political subdivisions	21,045	1,845	12,273	1,268	33,318	3,113
Other foreign government, supranational and foreign government-sponsored enterprises	148,416	1,085	16,588	2,491	165,004	3,576

Total investment grade securities	1,304,417	53,879	526,382	128,295	1,830,799	182,174

Non-investment grade securities:
Corporate securities	212,795	10,852	47,310	11,222	260,105	22,074
Residential mortgage-backed securities	23,199	712	10,459	1,781	33,658	2,493
Asset-backed securities	2,363	940	21,275	20,107	23,638	21,047
Commercial mortgage-backed securities	34,918	7,220	62,357	46,730	97,275	53,950
State and political subdivisions	4,000	228	--	--	4,000	228

Total non-investment grade securities	277,275	19,952	141,401	79,840	418,676	99,792

Total fixed maturity securities	$1,581,692	$73,831	$667,783	$208,135	$2,249,475	$281,966

Non-redeemable preferred stock	$19,516	$4,478	$15,694	$4,504	$35,210	$8,982
Other equity securities	1,662	602	5,905	936	7,567	1,538

Total equity securities	$21,178	$5,080	$21,599	$5,440	$42,777	$10,520

Total number of securities in an unrealized loss position	546		394		940

	000000000000	000000000000	000000000000	000000000000	000000000000	000000000000
	Less than 12 months		12 months or greater		Total
December 31, 2010:	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Investment grade securities:
Corporate securities	$1,020,784	$30,438	$329,109	$58,539	$1,349,893	$88,977
Canadian and Canadian provincial governments	127,908	3,993	--	--	127,908	3,993
Residential mortgage-backed securities	195,406	4,986	105,601	13,607	301,007	18,593
Asset-backed securities	23,065	570	131,172	38,451	154,237	39,021
Commercial mortgage-backed securities	132,526	4,143	109,158	29,059	241,684	33,202
U.S. government and agencies	11,839	708	--	--	11,839	708
State and political subdivisions	68,229	2,890	31,426	5,227	99,655	8,117
Other foreign government, supranational and foreign government-sponsored enterprises	462,272	6,694	82,815	7,910	545,087	14,604

Total investment grade securities	2,042,029	54,422	789,281	152,793	2,831,310	207,215

Non-investment grade securities:
Corporate securities	58,420	1,832	91,205	9,942	149,625	11,774
Residential mortgage-backed securities	1,162	605	38,206	7,382	39,368	7,987
Asset-backed securities	--	--	23,356	22,523	23,356	22,523
Commercial mortgage-backed securities	--	--	89,170	64,063	89,170	64,063

Total non-investment grade securities	59,582	2,437	241,937	103,910	301,519	106,347

Total fixed maturity securities	$2,101,611	$56,859	$1,031,218	$256,703	$3,132,829	$313,562

Non-redeemable preferred stock	$15,987	$834	$28,549	$4,464	$44,536	$5,298
Other equity securities	6,877	271	318	--	7,195	271

Total equity securities	$22,864	$1,105	$28,867	$4,464	$51,731	$5,569

Total number of securities in an unrealized loss position	520		508		1,028

As of December 31, 2011, the Company does not intend to sell these fixed maturity securities and does not believe it is more likely than not that it will be required to sell these fixed maturity securities before the recovery of the fair value up to the current amortized cost of the investment, which may be maturity. However, unforeseen facts and circumstances may cause the Company to sell fixed maturity securities in the ordinary course of managing its portfolio to meet certain diversification, credit quality, asset-liability management and liquidity guidelines.

As of December 31, 2011, the Company has the ability and intent to hold the equity securities until the recovery of the fair value up to the current cost of the investment. However, unforeseen facts and circumstances may cause the Company to sell equity securities in the ordinary course of managing its portfolio to meet certain diversification, credit quality and liquidity guidelines.

Unrealized losses on non-investment grade securities are principally related to asset-backed securities, residential mortgage-backed securities and commercial mortgage-backed securities and were the result of wider credit spreads resulting from higher risk premiums since the time of initial purchase, largely due to macroeconomic conditions and credit market deterioration, including the impact of lower real estate valuations. As of December 31, 2011 and 2010, approximately $68.6 million and $94.0 million, respectively, of gross unrealized losses greater than 12 months was associated with non-investment grade asset and mortgage-backed securities. This class of securities was evaluated based on actual and projected collateral losses relative to the securities’ positions in the respective securitization trusts and security specific expectations of cash flows. This evaluation also takes into consideration credit enhancement, measured in terms of (i) subordination from other classes of securities in the trust that are contractually obligated to absorb losses before the class of security the Company owns, and (ii) the expected impact of other structural features embedded in the securitization trust beneficial to the class of securities the Company owns, such as overcollateralization and excess spread.

Mortgage Loans

Mortgage loans represented approximately 3.8% of the Company’s cash and invested assets as of December 31, 2011 and 2010. The Company makes mortgage loans on income producing properties, such as apartments, retail and office buildings, light warehouses and light industrial facilities. Loan-to-value ratios at the time of loan approval are 75% or less. The distribution of mortgage loans, gross of valuation allowances, by property type is as follows as of December 31, 2011 and 2010 (dollars in thousands):

	$001,003,524	$001,003,524	$001,003,524	$001,003,524
	2011		2010
Property type:	Recorded Investment	Percentage of Total	Recorded Investment	Percentage of Total
Apartment	$124,674	12.4%	$93,042	10.4%
Retail	335,745	33.5	256,304	28.7
Office building	264,584	26.4	263,063	29.5
Industrial	200,762	20.0	227,868	25.6
Other commercial	77,759	7.7	51,773	5.8

Total	$1,003,524	100.0%	$892,050	100.0%

As of December 31, 2011 and 2010, the Company’s mortgage loans, gross of valuation allowances, were distributed throughout the United States as follows (dollars in thousands):

	$001,003,524	$001,003,524	$001,003,524	$001,003,524
	2011		2010
	Recorded Investment	Percentage of Total	Recorded Investment	Percentage of Total
Pacific	$269,922	26.9%	$232,940	26.1%
South Atlantic	233,534	23.3	217,637	24.4
Mountain	116,224	11.6	99,145	11.1
Middle Atlantic	86,590	8.6	83,843	9.4
West North Central	69,789	7.0	70,279	7.9
East North Central	92,861	9.2	58,955	6.6
West South Central	58,506	5.8	51,351	5.7
East South Central	40,767	4.1	41,721	4.7
New England	35,331	3.5	36,179	4.1

Total	$1,003,524	100.0%	$892,050	100.0%

The maturities of the mortgage loans, gross of valuation allowances, as of December 31, 2011 and 2010 are as follows (dollars in thousands):

	$001,003,524	$001,003,524
	2011	2010
Due one year through five years	$493,027	$412,359
Due after five years	299,252	399,100
Due after ten years	211,245	80,591

Total	$1,003,524	$892,050

Information regarding the Company’s credit quality indicators for its recorded investment in mortgage loans, gross of valuation allowances, as of December 31, 2011 and 2010 are as follows (dollars in thousands):

	$001,003,524	$001,003,524
Internal credit risk grade:	2011	2010
High investment grade	$252,333	$205,127
Investment grade	526,608	585,818
Average	105,177	38,152
Watch list	91,037	44,208
In or near default	28,369	18,745

Total	$1,003,524	$892,050

The age analysis of the Company’s past due recorded investment in mortgage loans, gross of valuation allowances, as of December 31, 2011 and 2010 are as follows (dollars in thousands):

	$001,003,524	$001,003,524
	2011	2010
31-60 days past due	$21,800	$--
61-90 days past due	--	--
Greater than 90 days	20,316	15,555

Total past due	42,116	15,555
Current	961,408	876,495

Total	$1,003,524	$892,050

The following table presents the recorded investment in mortgage loans, by method of evaluation of credit loss, and the related valuation allowances, by type of credit loss, at (dollars in thousands):

	$001,003,524	$001,003,524
	December 31,
	2011	2010
Mortgage loans:
Evaluated individually for credit losses	$60,904	$35,646
Evaluated collectively for credit losses	942,620	856,404

Mortgage loans, gross of valuation allowances	1,003,524	892,050

Valuation allowances:
Specific for credit losses	8,188	6,239
Non-specifically identified credit losses	3,605	--

Total valuation allowances	11,793	6,239

Mortgage loans, net of valuation allowances	$991,731	$885,811

Information regarding the Company’s loan valuation allowances for mortgage loans as of December 31, 2011, 2010 and 2009 are as follows (dollars in thousands):

	$001,003,524	$001,003,524	$001,003,524
	2011	2010	2009
Balance, beginning of period	$6,239	$5,784	$526
Charge-offs	(3,947)	--	(2,371)
Provision	9,501	455	7,629

Balance, end of period	$11,793	$6,239	$5,784

Information regarding the portion of the Company’s mortgage loans that were impaired as of December 31, 2011 and 2010 is as follows (dollars in thousands):

	$001,003,524	$001,003,524	$001,003,524	$001,003,524
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Carrying Value
December 31, 2011:
Impaired mortgage loans with no valuation allowance recorded	$32,088	$31,496	$--	$31,496
Impaired mortgage loans with valuation allowance recorded	29,724	29,408	8,188	21,220

Total impaired mortgage loans	$61,812	$60,904	$8,188	$52,716

December 31, 2010:
Impaired mortgage loans with no valuation allowance recorded	$16,901	$16,901	$--	$16,901
Impaired mortgage loans with valuation allowance recorded	18,745	18,745	6,239	12,506

Total impaired mortgage loans	$35,646	$35,646	$6,239	$29,407

The Company’s average investment balance of impaired mortgage loans and the related interest income are reflected in the table below for the years ended December 31, 2011 and 2010 (dollars in thousands):

	$001,003,524	$001,003,524	$001,003,524	$001,003,524
	2011		2010
	Average Investment(1)	Interest Income	Average Investment(1)	Interest Income
Impaired mortgage loans with no valuation allowance recorded	$14,877	$630	$19,253	$525
Impaired mortgage loans with valuation allowance recorded	27,712	418	21,925	295

Total	$42,589	$1,048	$41,178	$820

(1)	Average recorded investment represents the average loan balances as of the beginning of period and all subsequent quarterly end of period balances.

The Company did not acquire any impaired mortgage loans during the years ended December 31, 2011 and 2010. The Company had $20.3 million and $15.6 million of mortgage loans, gross of valuation allowances, that were on a nonaccrual status at December 31, 2011 and 2010, respectively.

Policy Loans

Policy loans comprised approximately 4.9% and 5.3% of the Company’s cash and invested assets as of December 31, 2011 and 2010, respectively, substantially all of which are associated with one client. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due to the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. As policy loans represent premature distributions of policy liabilities, they have the effect of reducing future disintermediation risk. In addition, the Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.

Funds Withheld at Interest

Funds withheld at interest comprised approximately 20.9% and 23.4% of the Company’s cash and invested assets as of December 31, 2011 and 2010, respectively. Of the $5.4 billion funds withheld at interest balance as of December 31, 2011, $3.7 billion of the balance is associated with one client. For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance funds withheld basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company and are reflected as funds withheld at interest on the Company’s consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances with amounts owed to the Company from the ceding company. Interest accrues to these assets at rates defined by the treaty terms and the Company estimates the yield was approximately 6.87%, 7.20% and 7.69% for the years ended December 31, 2011, 2010 and 2009, respectively. Changes in these estimated yields are affected by equity options held in the funds withheld portfolio associated with equity-indexed annuity treaties. The Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance.

Other Invested Assets

Other invested assets include equity securities, limited partnership interests, structured loans and derivative contracts. Other invested assets represented approximately 3.9% and 3.1% of the Company’s cash and invested assets as of December 31, 2011 and 2010, respectively. Carrying values of these assets as of December 31, 2011 and 2010 are as follows (dollars in thousands):

	$001,012,541	$001,012,541
	December 31,
	2011	2010
Equity securities	$113,900	$140,211
Limited partnerships	251,315	214,105
Structured loans	281,022	229,583
Derivatives	257,050	34,929
Other	109,254	88,575

Total other invested assets	$1,012,541	$707,403

The increase in derivatives in 2011 is primarily due to an increase in the carrying value of derivatives used to economically hedge changes in the fair value of liabilities associated with the reinsurance of variable annuities with guaranteed living benefits.

Note 5    DERIVATIVE INSTRUMENTS

The following table presents the notional amounts and fair value of derivative instruments as of December 31, 2011 and 2010 (dollars in thousands):

	December 31, 2011			December 31, 2010
	Notional Amount	Carrying Value/Fair Value		Notional Amount	Carrying Value/Fair Value
		Assets	Liabilities		Assets	Liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps(1)	$2,748,317	$184,842	$18,702	$2,302,853	$20,042	$17,132
Financial futures(1)	277,814	--	--	210,295	--	--
Foreign currency forwards(1)	24,400	4,560	--	39,700	5,924	--
Consumer Price index (“CPI”) swaps(1)	101,069	766	--	120,340	1,491	--
Credit default swaps(1)	649,500	1,313	10,949	392,500	2,429	131
Equity options(1)	510,073	90,106	--	33,041	5,043	--
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements(2)	--	--	361,456	--	--	274,220
Indexed annuity products(3)	--	4,945	751,523	--	75,431	668,951
Variable annuity products(3)	--	--	276,718	--	--	52,534

Total non-hedging derivatives	4,311,173	286,532	1,419,348	3,098,729	110,360	1,012,968

Derivatives designated as hedging instruments:
Interest rate swaps(1)	56,250	133	960	21,783	--	1,718
Foreign currency swaps(1)	621,578	286	23,996	615,323	--	45,749

Total hedging derivatives	677,828	419	24,956	637,106	--	47,467

Total derivatives	$4,989,001	$286,951	$1,444,304	$3,735,835	$110,360	$1,060,435

(1)	Carried on the Company’s consolidated balance sheets in other invested assets or other liabilities, at fair value.
(2)	Embedded liability is included on the consolidated balance sheets with the host contract in funds withheld at interest, at fair value.
(3)

Embedded liability is included on the consolidated balance sheets with the host contract in interest-sensitive contract liabilities, at fair value. Embedded asset is included on the consolidated balance sheets in reinsurance ceded receivables.

Accounting for Derivative Instruments and Hedging Activities

The Company does not enter into derivative instruments for speculative purposes. As discussed below under “Non-qualifying Derivatives and Derivatives for Purposes Other Than Hedging,” the Company uses various derivative instruments for risk management purposes that either do not qualify or have not been qualified for hedge accounting treatment, including derivatives used to economically hedge changes in the fair value of liabilities associated with the reinsurance of variable annuities with guaranteed living benefits. The Company had no fair value hedges of interest rate risk as of December 31, 2011. As of December 31, 2010, the Company held interest rate swaps that were designated and qualified as fair value hedges of interest rate risk. As of December 31, 2011, the Company held interest rate swaps that were designated and qualified as cash flow hedges of interest rate risk. The Company did not hold any interest rate swaps that were designated and qualified as cash flow hedges of interest rate risk as of December 31, 2010. As of December 31, 2011 and 2010, the Company held foreign currency swaps that were designated and qualified as fair value hedges of a portion of its net investment in its foreign operations. As of December 31, 2011 and 2010, the Company also had derivative instruments that were not designated as hedging instruments. See Note 2 – “Summary of Significant Accounting Policies” for a detailed discussion of the accounting treatment for derivative instruments, including embedded derivatives. Derivative instruments are carried at fair value and generally require an insignificant amount of cash at inception of the contracts.

Fair Value Hedges

The Company designates and accounts for certain interest rate swaps that convert fixed rate investments to floating rate investments as fair value hedges when they met the requirements of the general accounting principles for Derivatives and Hedging. The gain or loss on the hedged item attributable to the hedged benchmark interest rate and the offsetting gain or loss on the related interest rate swaps for the years ended December 31, 2011 and 2010 were (dollars in thousands):

Type of Fair Value Hedge	Hedged Item	Gains (Losses) Recognized for Derivatives	Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Investment Related Gains (Losses)

For the year ended December 31, 2011:
Interest rate swaps	Fixed rate fixed maturities	$(785)	$1,402	$617

For the year ended December 31, 2010:
Interest rate swaps	Fixed rate fixed maturities	$(1,041)	$1,599	$558

For the year ended December 31, 2009:
Interest rate swaps	Fixed rate fixed maturities	$1,566	$(1,350)	$216

A regression analysis was used, both at the inception of the hedge and on an ongoing basis, to determine whether each derivative used in a hedge transaction is highly effective in offsetting changes in the hedged item. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

As of December 31, 2011 the Company removed the fair value hedge designation for these interest rate swaps. These interest rate swaps are now reported as derivatives not designated as hedging instruments.

Cash Flow Hedges

The Company designates and accounts for certain interest rate swaps, in which the cash flows are denominated in different currencies, commonly referred to as cross-currency swaps, as cash flow hedges when they meet the requirements of the general accounting principles for Derivatives and Hedging.

The following table presents the components of AOCI, before income tax, and the consolidated income statement classification where the gain or loss is recognized related to cash flow hedges for the year ended December 31, 2011 (dollars in thousands):

2011
Accumulated other comprehensive income (loss), balance beginning of year	$--
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	(628)
Amounts reclassified to investment related gains (losses), net	--
Amounts reclassified to investment income	(200)

Accumulated other comprehensive income (loss), balance end of period	$(828)

As of December 31, 2011, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $0.9 million. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to investment income over the term of the investment cash flows. There were no hedged forecasted transactions, other than the receipt or payment of variable interest payments on existing financial instruments, for the year ended December 31, 2011. The Company had no derivative instruments that were designated and qualified as cash flow hedges for the years ended December 31, 2010 and 2009.

The following table presents the effects of derivatives in cash flow hedging relationships on the consolidated statements of income and the consolidated statements of stockholders’ equity for the year ended December 31, 2011 (dollars in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Deferred in AOCI on Derivatives	Amount and Location of Gains (Losses) Reclassified from AOCI into Income (Loss)		Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)		(Ineffective Portion and Amounts Excluded from Effectiveness Testing)
		Investment Related Gains (Losses)	Investment Income	Investment Related Gains (Losses)	Investment Income
Interest rate swaps	$(628)	$--	$200	$--	$--

Hedges of Net Investments in Foreign Operations

The Company uses foreign currency swaps to hedge a portion of its net investment in certain foreign operations against adverse movements in exchange rates. The following table illustrates the Company’s net investments in foreign operations (“NIFO”) hedges for the years ended December 31, 2011, 2010 and 2009 (dollars in thousands):

	Derivative Gains (Losses) Deferred in AOCI
	For the year ended
Type of NIFO Hedge (1) (2)	2011	2010	2009
Foreign currency swaps	$4,858	$(41,302)	$(8,102)

(1)

There were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from accumulated other comprehensive income (loss) into investment income during the periods presented.

(2)	There was no ineffectiveness recognized for the Company’s hedges of net investments in foreign operations.

The cumulative foreign currency translation gain (loss) recorded in AOCI related to these hedges was $4.1 million and $(0.8) million at December 31, 2011 and 2010, respectively. If a foreign operation was sold or substantially liquidated, the amounts in AOCI would be reclassified to the consolidated statements of income. A pro rata portion would be reclassified upon partial sale of a foreign operation.

Non-qualifying Derivatives and Derivatives for Purposes Other Than Hedging

The Company uses various other derivative instruments for risk management purposes that either do not qualify or have not been qualified for hedge accounting treatment, including derivatives used to economically hedge changes in the fair value of liabilities associated with the reinsurance of variable annuities with guaranteed living benefits. The gain or loss related to the change in fair value for these derivative instruments is recognized in investment related gains (losses), in the consolidated statements of income, except where otherwise noted. For the years ended December 31, 2011, 2010 and 2009, the Company recognized investment related gains (losses) of $188.6 million, $29.9 million and $(217.5) million, respectively, related to derivatives (not including embedded derivatives) that do not qualify or have not been qualified for hedge accounting.

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

Equity Options

Equity index options are used by the Company primarily to hedge minimum guarantees embedded in certain variable annuity products. The Company purchases put options to hedge against adverse changes in equity indices volatility. During 2011, the Company expanded its use of equity options to hedge against increases in volatility associated with its reinsurance of variable annuity products. The contracts are net settled in cash based on differentials in the indices at the time of exercise and the strike price.

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

Credit Default Swaps

The Company sells protection under single name credit default swaps and credit default swap index tranches to diversify its credit risk exposure in certain portfolios and, in combination with purchasing securities, to replicate characteristics of similar investments based on the credit quality and term of the credit default swap. Credit default triggers for indexed reference entities and single name reference entities are defined in the contracts. The Company’s maximum exposure to credit loss equals the notional value for credit default swaps. In the event of default for credit default swaps, the Company is typically required to pay the protection holder the full notional value less a recovery rate determined at auction.

The Company’s maximum amount at risk on credit default swaps, assuming the value of the underlying referenced securities is zero, was $614.0 million and $375.0 million at December 31, 2011 and December 31, 2010, respectively.

The Company also purchases credit default swaps to reduce its risk against a drop in bond prices due to credit concerns of certain bond issuers. If a credit event, as defined by the contract, occurs, the Company is able to put the bond back to the counterparty at par.

Embedded Derivatives

The Company has certain embedded derivatives which are required to be separated from their host contracts and reported as derivatives. The accounting is complex and interpretations of the primary guidance continue to evolve in practice. Host contracts include reinsurance treaties structured on a modified coinsurance or funds withheld basis. Changes in fair values of these embedded derivatives are net of an increase (decrease) in investment related gains (losses), net of $23.1 million, $(32.2) million and $(301.7) million for the years ended December 31, 2011, 2010 and 2009, respectively, associated with the Company’s own credit risk. Additionally, the Company reinsures equity-indexed annuity and variable annuity contracts with benefits that are considered embedded derivatives, including guaranteed minimum withdrawal benefits, guaranteed minimum accumulation benefits, and guaranteed minimum income benefits. The related gains (losses) for the years ended December 31, 2011, 2010 and 2009 are reflected in the following table (dollars in thousands):

	$00(311,420)	$00(311,420)	$00(311,420)
	2011	2010	2009
Embedded derivatives in modified coinsurance or funds withheld arrangements and variable annuity contracts included in investment related gains (losses)	$(311,420)	$131,488	$331,091
After the associated amortization of DAC and taxes, the related amounts included in net income	(37,829)	23,786	(15,659)
Amounts related to embedded derivatives in equity-indexed annuities included in benefits and expenses	(114,921)	(44,988)	(71,222)
After the associated amortization of DAC and taxes, the related amounts included in net income	(55,915)	(26,265)	(51,806)

Non-hedging Derivatives

A summary of the effect of non-hedging derivatives, including embedded derivatives, on the Company’s consolidated statements of income for the years ended December 31, 2011, 2010 and 2009 is as follows (dollars in thousands):

	$00(237,697)	$00(237,697)	$00(237,697)	$00(237,697)
		Gain (Loss) for the Years Ended December 31,
Type of Non-hedging Derivative	Income Statement Location of Gain (Loss)	2011	2010	2009
Interest rate swaps	Investment related gains (losses), net	$178,338	$68,736	$(160,716)
Financial futures	Investment related gains (losses), net	(945)	(44,959)	(72,641)
Foreign currency forwards	Investment related gains (losses), net	1,675	3,387	2
CPI swaps	Investment related gains (losses), net	1,821	962	2,234
Credit default swaps	Investment related gains (losses), net	(63)	4,786	13,654
Equity options	Investment related gains (losses), net	7,818	(3,006)	--
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	Investment related gains (losses), net	(87,236)	160,274	78,394
Indexed annuity products	Policy acquisition costs and other insurance expenses	(24,551)	6,457	7,137
Indexed annuity products	Interest credited	(90,370)	(51,445)	(78,359)
Variable annuity products	Investment related gains (losses), net	(224,184)	(28,786)	252,697

Total non-hedging derivatives		$(237,697)	$116,406	$42,402

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

The Company’s credit exposure related to derivative contracts is generally limited to the fair value at the reporting date plus or minus any collateral posted or held by the Company. Information regarding the Company’s credit exposure related to its over-the-counter derivative contracts and margin account for exchange-traded futures at December 31, 2011 and 2010 are reflected in the following table (dollars in thousands):

	December 31, 2011	December 31, 2010
Estimated fair value of derivatives in net asset (liability) position	$227,399	$(29,801)
Securities pledged to counterparties as collateral(1)	27,052	48,223
Cash pledged from counterparties as collateral(2)	(241,480)	(10,300)
Securities pledged from counterparties as collateral(3)	(997)	(1,781)

Net credit exposure	$11,974	$6,341

Margin account related to exchange-traded futures(2)	$18,153	$16,285

(1)	Consists of U.S. Treasury securities, included in other invested assets.
(2)	Included in cash and cash equivalents.
(3)	Consists of U.S. Treasury securities.

NOTE 6    FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair values of financial instruments have been determined by using available market information and the valuation techniques described below. Considerable judgment is often required in interpreting market data to develop estimates of fair value. The use of different assumptions or valuation techniques may have a material effect on the estimated fair value amounts. The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2011 and 2010 (dollars in thousands).

	$0016,200,950	$0016,200,950	$0016,200,950	$0016,200,950
	December 31, 2011		December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Fixed maturity securities	$16,200,950	$16,200,950	$14,304,597	$14,304,597
Mortgage loans on real estate	991,731	1,081,924	885,811	933,513
Policy loans	1,260,400	1,260,400	1,228,418	1,228,418
Funds withheld at interest	5,410,424	6,041,984	5,421,952	5,838,064
Short-term investments	88,566	88,566	118,387	118,387
Other invested assets	963,626	966,237	683,307	681,242
Cash and cash equivalents	962,870	962,870	463,661	463,661
Accrued investment income	144,334	144,334	127,874	127,874
Reinsurance ceded receivables	3,643	1,248	95,557	91,893
Liabilities:
Interest-sensitive contract liabilities	$6,203,001	$6,307,779	$5,856,945	$5,866,088
Long-term and short-term debt	1,414,688	1,462,329	1,216,410	1,226,517
Collateral finance facility	652,032	390,900	850,039	514,250
Company-obligated mandatorily redeemable preferred securities	--	--	159,421	221,341

Publicly traded fixed maturity securities are valued based upon quoted market prices or estimates from independent pricing services, independent broker quotes and pricing matrices. Private placement fixed maturity securities are valued based on the credit quality and duration of marketable securities deemed comparable by the Company’s investment advisor, which may be of another issuer. The Company utilizes information from third parties, such as pricing services and brokers, to assist in determining fair values for certain assets and liabilities; however, management is ultimately responsible for all fair values presented in the Company’s financial statements. The fair value of mortgage loans on real estate is estimated using discounted cash flows. Policy loans typically carry an interest rate that is adjusted annually based on a market index and therefore carrying value approximates fair value. The carrying value of funds withheld at interest approximates fair value except where the funds withheld are specifically identified in the agreement. When funds withheld are specifically identified in the agreement, the fair value is based on the fair value of the underlying assets which are held by the ceding company. The carrying values of cash and cash equivalents and short-term investments approximates fair values due to the short-term maturities of these instruments. Common and preferred equity investments included in other invested assets are reflected at fair value on the consolidated balance sheets based primarily on quoted market prices in active markets. Derivative financial instruments included in other invested assets are reflected at fair value on the consolidated balance sheets and are principally valued using an income approach. Limited partnership interests included in other invested assets consist of those investments accounted for using the cost method. The fair value of limited partnerships is based on net asset values. The remaining carrying value recognized in the consolidated balance sheets represents investments in limited partnership interests accounted for using the equity method, which do not meet the definition of financial instruments for which fair value is required to be disclosed. The carrying value for accrued investment income approximates fair value.

The carrying and fair values of interest-sensitive contract liabilities reflected in the table above exclude contracts with significant mortality risk. The fair value of the Company’s interest-sensitive contract liabilities and related reinsurance ceded receivables is based on the cash surrender value of the liabilities, adjusted for recapture fees. The fair value of the Company’s long-term debt is estimated based on either quoted market prices or quoted market prices for the debt of corporations with similar credit quality. The fair values of the Company’s collateral finance facility and company-obligated mandatorily redeemable preferred securities are estimated using discounted cash flows. See Note 13 – “Debt and Trust Preferred Securities,” for information regarding the company-obligated mandatorily redeemable preferred securities.

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

For invested assets reported at fair value, the Company utilizes when available, fair values based on quoted prices in active markets that are regularly and readily obtainable. Generally, these are very liquid investments and the valuation does not require management judgment. When quoted prices in active markets are not available, fair value is based on the market valuation techniques described above, primarily a combination of the market approach, including matrix pricing and the income approach. For corporate and government securities, the assumptions and inputs used by management in applying these techniques include, but are not limited to: using standard market observable inputs which are derived from, or corroborated by, market observable data including market yield curve, duration, call provisions, observable prices and spreads for similar publicly traded or privately traded issues that incorporate the credit quality and industry sector of the issuer. For private placement and structured securities that include residential mortgage-backed securities, commercial mortgage-backed securities and asset-backed securities, valuation is based primarily on matrix pricing or other similar techniques using standard market inputs including spreads for actively traded securities, spreads off benchmark yields, expected prepayment speeds and volumes, current and forecasted loss severity, rating, weighted average coupon, weighted average maturity, average delinquency rates, geographic region, debt-service coverage ratios and issuance-specific information including, but not limited to: collateral type, payment terms of the underlying assets, payment priority within the tranche, structure of the security, deal performance and vintage of loans.

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

For the years ended December 31, 2011 and 2010, the application of market standard valuation techniques applied to similar assets and liabilities has been consistent.

General accounting principles for Fair Value Measurements and Disclosures also establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets and liabilities include investment securities and derivative contracts that are traded in exchange markets.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or market standard valuation techniques and assumptions with significant inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Such observable inputs include benchmarking prices for similar assets in active, liquid markets, quoted prices in markets that are not active and observable yields and spreads in the market. The Company’s Level 2 assets and liabilities include investment securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose values are determined using market standard valuation techniques. This category primarily includes corporate securities, Canadian and Canadian provincial government securities, and residential and commercial mortgage-backed securities, among others. Level 2 valuations are generally obtained from third party pricing services for identical or comparable assets or liabilities or through the use of valuation methodologies using observable market inputs. Prices from services are validated through analytical reviews and assessment of current market activity.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the related assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using market standard valuation techniques described above. When observable inputs are not available, the market standard techniques for determining the estimated fair value of certain securities that trade infrequently, and therefore have little transparency, rely on inputs that are significant to the estimated fair value and that are not observable in the market or cannot be derived principally from or corroborated by observable market data. These unobservable inputs can be based in large part on management judgment or estimation and cannot be supported by reference to market activity. Even though unobservable, management believes these inputs are based on assumptions deemed appropriate given the circumstances and consistent with what other market participants would use when pricing similar assets and liabilities. For the Company’s invested assets, this category generally includes corporate securities (primarily private placements), asset-backed securities (including those with exposure to subprime mortgages), and to a lesser extent, certain residential and commercial mortgage-backed securities, among others. Prices are determined using valuation methodologies such as discounted cash flow models and other similar techniques. Non-binding broker quotes, which are utilized when pricing service information is not available, are reviewed for reasonableness based on the Company’s understanding of the market, and are generally considered Level 3. Under certain circumstances, based on its observations of transactions in active markets, the Company may conclude the prices received from independent third party pricing services or brokers are not reasonable or reflective of market activity. In those instances, the Company would apply internally developed valuation techniques to the related assets or liabilities. Additionally, the Company’s embedded derivatives, all of which are associated with reinsurance treaties, are classified in Level 3 since their values include significant unobservable inputs associated with actuarial assumptions regarding policyholder behavior.

When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest priority level input that is significant to the fair value measurement in its entirety. For example, a Level 3 fair value measurement may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Therefore, gains and losses for such assets and liabilities categorized within Level 3 may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3). Assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and December 31, 2010 are summarized below (dollars in thousands).

	$00(16,858,577	$00(16,858,577	$00(16,858,577	$00(16,858,577
December 31, 2011:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
Corporate securities	$7,461,106	$76,097	$6,410,840	$974,169
Canadian and Canadian provincial governments	3,869,933	--	3,869,933	--
Residential mortgage-backed securities	1,227,234	--	1,145,579	81,655
Asset-backed securities	401,991	--	208,499	193,492
Commercial mortgage-backed securities	1,242,219	--	1,126,243	115,976
U.S. government and agencies securities	374,002	300,514	73,488	--
State and political subdivision securities	205,386	12,894	182,119	10,373
Other foreign government, supranational and foreign government-sponsored enterprises	1,419,079	223,440	1,195,639	--

Total fixed maturity securities – available-for-sale	16,200,950	612,945	14,212,340	1,375,665
Funds withheld at interest – embedded derivatives	(361,456)	--	--	(361,456)
Cash equivalents	563,895	563,895	--	--
Short-term investments	46,671	37,155	9,516	--
Other invested assets:
Non-redeemable preferred stock	78,183	58,906	19,277	--
Other equity securities	35,717	5,308	18,920	11,489
Derivatives:
Interest rate swaps	168,484	--	168,484	--
Foreign currency forwards	4,560	--	4,560	--
CPI swaps	766	--	766	--
Credit default swaps	(4,003)	--	(4,003)	--
Equity options	87,243	--	87,243	--
Collateral	32,622	27,052	5,570	--

Total other invested assets	403,572	91,266	300,817	11,489
Reinsurance ceded receivable – embedded derivatives	4,945	--	--	4,945

Total	$16,858,577	$1,305,261	$14,522,673	$1,030,643

Liabilities:
Interest sensitive contract liabilities – embedded derivatives	$1,028,241	$--	$--	$1,028,241
Other liabilities:
Derivatives:
Interest rate swaps	3,171	--	3,171	--
Credit default swaps	5,633	--	5,633	--
Equity options	(2,864)	--	(2,864)	--
Foreign currency swaps	23,710	--	23,710	--

Total	$1,057,891	$--	$29,650	$1,028,241

December 31, 2010:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
Corporate securities	$6,710,443	$15,089	$5,823,175	$872,179
Canadian and Canadian provincial governments	3,057,567	--	3,057,567	--
Residential mortgage-backed securities	1,473,077	--	1,289,786	183,291
Asset-backed securities	391,209	--	162,651	228,558
Commercial mortgage-backed securities	1,337,853	--	1,190,297	147,556
U.S. government and agencies securities	206,216	166,861	39,355	--
State and political subdivision securities	164,460	6,865	150,612	6,983
Other foreign government, supranational and foreign government-sponsored enterprises	963,772	5,130	951,906	6,736

Total fixed maturity securities – available-for-sale	14,304,597	193,945	12,665,349	1,445,303
Funds withheld at interest – embedded derivatives	(274,220)	--	--	(274,220)
Cash equivalents(1)	253,746	253,746	--	--
Short-term investments	7,310	5,257	2,053	--
Other invested assets:
Non-redeemable preferred stock	99,550	72,393	26,737	420
Other equity securities	40,661	5,126	19,119	16,416
Derivatives:
Interest rate swaps	20,042	--	20,042	--
Foreign currency forwards	5,924	--	5,924	--
CPI swaps	1,491	--	1,491	--
Credit default swaps	2,429	--	2,429	--
Equity options	5,043	--	5,043	--
Collateral	48,223	48,223	--	--

Total other invested assets	223,363	125,742	80,785	16,836
Reinsurance ceded receivable – embedded derivatives	75,431	--	--	75,431

Total	$14,590,227	$578,690	$12,748,187	$1,263,350

Liabilities:
Interest sensitive contract liabilities – embedded derivatives	$721,485	$--	$--	$721,485
Other liabilities:
Derivatives:(2)
Interest rate swaps	18,850	--	18,850	--
Credit default swaps	131	--	131	--
Foreign currency swaps	45,749	--	45,749	--

Total	$786,215	$--	$64,730	$721,485

(1)	Information as of December 31, 2010 was recast to reflect the disclosure of fair value information for certain cash equivalents during 2011.
(2)	Balances have been adjusted due to typographical errors in the 2010 Annual Report on Form 10-K.

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

The fair values of private placement securities are primarily determined using a discounted cash flow model. In certain cases these models primarily use observable inputs with a discount rate based upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions, taking into account, among other factors, the credit quality and industry sector of the issuer and the reduced liquidity associated with private placements. Generally, these securities have been reflected within Level 3. For certain private fixed maturities, the discounted cash flow model may also incorporate significant unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the security.

Embedded Derivatives – For embedded derivative liabilities associated with the underlying products in reinsurance treaties, primarily equity-indexed and variable annuity treaties, the Company utilizes a market standard technique, which includes an estimate of future equity option purchases and an adjustment for the Company’s own credit risk that takes into consideration the Company’s financial strength rating. The capital market inputs to the model, such as equity indexes, equity volatility, interest rates and the Company’s credit adjustment, are generally observable. However, the valuation models also use inputs requiring certain actuarial assumptions such as future interest margins, policyholder behavior, including future equity participation rates, and explicit risk margins related to non-capital market inputs, that are generally not observable and may require use of significant management judgment. Changes in interest rates, equity indices, equity volatility, the Company’s own credit risk, and actuarial assumptions regarding policyholder behavior may result in significant fluctuations in the value of embedded derivatives liabilities associated with equity-indexed annuity reinsurance treaties.

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

As of December 31, 2011 and 2010, respectively, the Company classified approximately 8.5% and 10.1% of its fixed maturity securities in the Level 3 category. These securities primarily consist of private placement corporate securities with an inactive trading market. Additionally, the Company has included asset-backed securities with sub-prime exposure and mortgage-backed securities with below investment grade ratings in the Level 3 category due to the current market uncertainty associated with these securities and the Company’s utilization of information from third parties for the valuation of these securities.

The Company’s recognizes transfers of financial instruments into and out of levels within the fair value hierarchy at the beginning of the quarter in which the actual event or change in circumstances that caused the transfer occurs. Financial instruments transferred into Level 3 are due to a lack of observable market transactions and price information. Financial instruments are transferred out of Level 3 when circumstances change such that significant inputs can be corroborated with market observable data. This may be due to a significant increase in market activity for the financial instrument, a specific event, one or more significant input(s) becoming observable or when a long-term interest rate significant to a valuation becomes short-term and thus observable. Transfers out of Level 3 were primarily the result of the Company using observable pricing information or a third party pricing quotation that appropriately reflects the fair value of those financial instruments, without the need for adjustment based on the Company’s own assumptions regarding the characteristics of a specific financial instrument or the current liquidity in the market. In addition, certain transfers out of Level 3 were also due to increased observations of market transactions and price information for those financial instruments. Transfers from Level 1 to Level 2 are due to the lack of observable market data when pricing these securities, while transfers from Level 2 to Level 1 are due to an increase in the availability of market observable data in an active market. During 2011, there were $77.3 million of fixed maturity securities and $2.3 million of equity securities transferred from Level 1 to Level 2, and $55.7 million of fixed maturity securities and $3.3 million of equity securities transferred from Level 2 to Level 1. Transfers between Level 1 and Level 2 were not significant in 2010.

The tables below provide a summary of the changes in fair value of Level 3 assets and liabilities for the year ended December 31, 2011, as well as the portion of gains or losses included in income for the year ended December 31, 2011 attributable to unrealized gains or losses related to those assets and liabilities still held at December 31, 2011 (dollars in thousands).

For the year ended December 31, 2011:	Fixed maturity securities - available-for-sale
	Corporate securities	Residential mortgage-backed securities	Asset-backed securities	Commercial mortgage-backed securities
Balance January 1, 2011	$872,336	$183,291	$228,558	$147,556
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	218	836	1,686	2,321
Investment related gains (losses), net	1,863	(2,032)	(10,236)	(12,354)
Claims & other policy benefits	--	--	--	--
Interest credited	--	--	--	--
Policy acquisition costs and other insurance expenses	--	--	--	--
Included in other comprehensive income	21,011	4,580	3,902	8,060
Purchases(1)	305,401	6,478	65,467	7,683
Sales(1)	(48,653)	(21,178)	(27,844)	--
Settlements(1)	(125,797)	(16,672)	(24,092)	(3,548)
Transfers into Level 3	80,302	30,159	45,984	76,955
Transfers out of Level 3	(132,512)	(103,807)	(89,933)	(110,697)

Balance December 31, 2011	$974,169	$81,655	$193,492	$115,976

Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period

Included in earnings, net:
Investment income, net of related expenses	$162	$816	$1,595	$2,307
Investment related gains (losses), net	(1,223)	(594)	(5,058)	(12,366)
Claims & other policy benefits	--	--	--	--
Interest credited	--	--	--	--
Policy acquisition costs and other insurance expenses	--	--	--	--

For the year ended December 31, 2011 (continued):	Fixed maturity securities - available-for-sale
	State and political subdivision securities	Other foreign government, supranational and foreign government- sponsored enterprises	Funds withheld at interest- embedded derivative
Balance January 1, 2011	$6,983	$6,579	$(274,220)
Total gains/losses (realized/unrealized)
Included in earnings, net
Investment income, net of related expenses	361	2
Investment related gains (losses), net	(15)	--	(87,236)
Claims & other policy benefits	--	--	--
Interest credited	--	--	--
Policy acquisition costs and other insurance expenses	--	--	--
Included in other comprehensive income	3,390	4	--
Purchases(1)	2,334	--	--
Sales(1)	--	--	--
Settlements(1)	(88)	--	--
Transfers into Level 3	48,469	20	--
Transfers out of Level 3	(51,061)	(6,605)	--

Balance December 31, 2011	$10,373	$--	$(361,456)

Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$361	$(36)	$--
Investment related gains (losses), net	--	--	(87,236)
Claims & other policy benefits	--	--	--
Interest credited	--	--	--
Policy acquisition costs and other insurance expenses	--	--	--

For the year ended December 31, 2011 (continued):
	Other invested assets- non- redeemable preferred stock	Other invested assets- other equity securities	Reinsurance ceded receivable- embedded derivative	Interest sensitive contract liabilities embedded derivative
Balance January 1, 2011	$420	$16,416	$75,430	$(721,485)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	--	--	--	--
Investment related gains (losses), net	--	3,504	--	(224,184)
Claims & other policy benefits	--	--	--	(2,230)
Interest credited	--	--	--	(88,255)
Policy acquisition costs and other insurance expenses	--	--	9,421	--
Included in other comprehensive income	--	(4,663)	--	--
Purchases(1)	--	797	6,201	(71,505)
Sales(1)	(420)	(4,565)	--	--
Settlements(1)	--	--	(86,107)	79,418
Transfers into Level 3	--	--	--	--
Transfers out of Level 3	--	--	--	--

Balance December 31, 2011	$--	$11,489	$4,945	$(1,028,241)

Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$--	$--	$--	$--
Investment related gains (losses), net	--	--	--	(228,910)
Claims & other policy benefits	--	--	--	(2,346)
Interest credited	--	--	--	(167,673)
Policy acquisition costs and other insurance expenses	--	--	18,589	--

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

For the year ended December 31, 2010:	Fixed maturity securities - available-for-sale
	Corporate securities	Residential mortgage-backed securities	Asset-backed securities	Commercial mortgage-backed securities
Balance January 1, 2010	$994,219	$144,457	$262,767	$329,559
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	657	1,763	2,843	3,467
Investment related gains (losses), net	839	(7,479)	(7,494)	(6,369)
Claims & other policy benefits	--	--	--	--
Interest credited	--	--	--	--
Policy acquisition costs and other insurance expenses	--	--	--	--
Included in other comprehensive income	34,319	26,808	31,340	22,907
Purchases, issuances, sales and settlements(1)	71,695	(43,236)	(45,677)	37,476
Transfers into Level 3	126,133	102,939	78,880	73,653
Transfers out of Level 3	(355,683)	(41,961)	(94,101)	(313,137)

Balance December 31, 2010	$872,179	$183,291	$228,558	$147,556

Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$548	$1,592	$2,731	$3,449
Investment related gains (losses), net	(594)	(4,637)	(4,052)	(6,563)
Claims & other policy benefits	--	--	--	--
Interest credited	--	--	--	--
Policy acquisition costs and other insurance expenses	--	--	--	--

For the year ended December 31, 2010 (continued):	Fixed maturity securities - available-for-sale
	State and political subdivision securities	Other foreign government, supranational and foreign government- sponsored enterprises	Funds withheld at interest- embedded derivative	Short-term investments
Balance January 1, 2010	$12,080	$59,975	$(434,494)	$443
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	118	2	--	--
Investment related gains (losses), net	(14)	(10)	160,274	-
Claims & other policy benefits	--	--	--	--
Interest credited	--	--	--	--
Policy acquisition costs and other insurance expenses	--	--	--	-
Included in other comprehensive income	961	304	--	--
Purchases, issuances, sales and settlements(1)	34,841	1,416	--	381
Transfers into Level 3	1,820	2,178	-	--
Transfers out of Level 3	(42,823)	(57,129)	--	(824)

Balance December 31, 2010	$6,983	$6,736	$(274,220)	$--

Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$118	$6	$--	$--
Investment related gains (losses), net	--	--	160,274	--
Claims & other policy benefits	--	--	--	--
Interest credited	--	--	--	--
Policy acquisition costs and other insurance expenses	--	--	--	--

For the year ended December 31, 2010 (continued):
	Other invested assets- non- redeemable preferred stock	Other invested assets- other equity securities	Reinsurance ceded receivable- embedded derivative	Interest sensitive contract liabilities embedded derivative
Balance January 1, 2010	$6,775	$10,436	$68,873	$(608,654)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	--	--	--	--
Investment related gains (losses), net	550	--	--	(28,786)
Claims & other policy benefits	--	--	--	(872)
Interest credited	--	--	--	(52,569)
Policy acquisition costs and other insurance expenses	--	--	7,621	--
Included in other comprehensive income	160	4,848	--	--
Purchases, issuances, sales and settlements(1)	(5,146)	1,132	(1,063)	(30,604)
Transfers into Level 3	--	--	--	--
Transfers out of Level 3	(1,919)	--	--	--

Balance December 31, 2010	$420	$16,416	$75,431	$(721,485)

Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(1)	$--	$--	$--
Investment related gains (losses), net	(32)	--	--	(28,786)
Claims & other policy benefits	--	--	--	(2,824)
Interest credited	--	--	--	(101,970)
Policy acquisition costs and other insurance expenses	--	--	7,621	--

(1)

The amount reported within purchases, sales, issuances and settlements is the purchase/issuance price (for purchases and issuances) and the sales/settlement proceeds (for sales and settlements) based upon the actual date purchased/issued or sold/settled. Items purchased/issued and sold/settled in the same period are excluded from the rollforward.

Nonrecurring Fair Value Measurements—Certain assets and liabilities are measured at fair value on a nonrecurring basis. Nonrecurring fair value adjustments on certain foreclosed commercial mortgage loans resulted in $1.2 million of gains being recorded for the year ended December 31, 2011. The carrying value of these foreclosed mortgage loans as of December 31, 2011 was $4.6 million, based on the fair value of the underlying real estate collateral. In addition, nonrecurring fair value adjustments on impaired commercial mortgage loans resulted in $6.1 million of net losses being recorded in 2011. The carrying value of these impaired mortgage loans as of December 31, 2011 was $33.0 million. There were no material assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2010.

Note 7    REINSURANCE

Retrocession reinsurance treaties do not relieve the Company from its obligations to direct writing companies. Failure of retrocessionaires to honor their obligations could result in losses to the Company. Consequently, allowances would be established for amounts deemed uncollectible. At December 31, 2011 and 2010, no allowances were deemed necessary. The Company regularly evaluates the financial condition of its reinsurers and retrocessionaires.

The effect of reinsurance on net premiums is as follows (dollars in thousands):

Years ended December 31,	2011	2010	2009
Direct	$2,590	$2,669	$2,259
Reinsurance assumed	7,701,594	7,198,219	6,241,952
Reinsurance ceded	(368,497)	(541,208)	(519,050)

Net premiums	$7,335,687	$6,659,680	$5,725,161

The effect of reinsurance on claims and other policy benefits as follows (dollars in thousands):

Years ended December 31,	2011	2010	2009
Direct	$4,179	$4,062	$4,098
Reinsurance assumed	6,471,658	5,877,153	5,025,383
Reinsurance ceded	(251,037)	(334,060)	(210,055)

Net claims and other policy benefits	$6,224,800	$5,547,155	$4,819,426

At December 31, 2011 and 2010, there were no reinsurance ceded receivables associated with a single reinsurer with a carrying value in excess of 5% of total assets.

The effect of reinsurance on life insurance in force is shown in the following schedule (dollars in millions):

Life Insurance In Force:	Direct	Assumed	Ceded	Net	Assumed/Net %
December 31, 2011	$76	$2,664,353	$39,987	$2,624,442	101.52%
December 31, 2010	74	2,540,317	42,582	2,497,809	101.70
December 31, 2009	72	2,325,041	46,897	2,278,216	102.06

At December 31, 2011 and 2010, respectively, the Company provided approximately $2.2 billion and $2.1 billion of statutory financial reinsurance, as measured by pre-tax statutory surplus, to other insurance companies under financial reinsurance transactions to assist ceding companies in meeting applicable regulatory requirements. Generally, such financial reinsurance is provided by the Company committing cash or assuming insurance liabilities, which are collateralized by future profits on the reinsured business. The Company earns a fee based on the amount of net outstanding financial reinsurance.

Reinsurance agreements, whether facultative or automatic, may provide for recapture rights on the part of the ceding company. Recapture rights permit the ceding company to reassume all or a portion of the risk formerly ceded to the reinsurer after an agreed-upon period of time, generally 10 years, or in some cases due to changes in the financial condition or ratings of the reinsurer. Recapture of business previously ceded does not affect premiums ceded prior to the recapture of such business, but would reduce premiums in subsequent periods. Additionally, some treaties give the ceding company the right to request the Company to place assets in trust for their benefit to support their reserve credits, in the event of a downgrade of the Company’s ratings to specified levels, generally non-investment grade levels, or if minimum levels of financial condition are not maintained. As of December 31, 2011 and 2010, these treaties had approximately $1,277.2 million and $1,138.5 million, respectively, in statutory reserves. Assets placed in trust continue to be owned by the Company, but their use is restricted based on the terms of the trust agreement. Securities with an amortized cost of $1,534.0 million and $1,419.3 million were held in trust to satisfy collateral requirements for reinsurance business for the benefit of certain RGA subsidiaries at December 31, 2011 and 2010, respectively. In addition, the Company’s collateral finance facility has asset in trust requirements. See Note 14 – “Collateral Finance Facility” for additional information. Securities with an amortized cost of $2,144.6 million and $1,851.1 million, as of December 31, 2011 and 2010, respectively, were held in trust to satisfy collateral requirements under certain third-party reinsurance treaties. Additionally, under certain conditions, RGA may be obligated to move reinsurance from one RGA subsidiary company to another or make payments under the treaty. These conditions include change in control or ratings of the subsidiary, insolvency, nonperformance under a treaty, or loss of reinsurance license of such subsidiary.

Note 8  DEFERRED POLICY ACQUISITION COSTS

The following reflects the amounts of policy acquisition costs deferred and amortized (dollars in thousands):

As of December 31,	2011	2010
Deferred policy acquisition costs:
Assumed	$4,075,670	$3,788,801
Retroceded	(61,686)	(62,358)

Net	$4,013,984	$3,726,443

Years ended December 31,	2011	2010	2009
Balance, beginning of year	$3,726,443	$3,698,972	$3,610,334
Capitalized
Assumed	1,028,974	966,539	870,526
Retroceded	(13,411)	(13,838)	(9,192)
Amortized (including interest):
Assumed	(831,619)	(855,432)	(594,895)
Allocated to change in value of embedded derivatives	114,877	(108,515)	(287,164)
Retroceded	14,084	12,390	16,951
Attributed to unrealized investment gains (losses)	(7,448)	(15,671)	(45,839)
Foreign currency changes	(17,916)	41,998	138,251

Balance, end of year	$4,013,984	$3,726,443	$3,698,972

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

Note 9    INCOME TAX

Pre-tax income for the years ended December 31, 2011, 2010 and 2009 consists of the following (dollars in thousands):

	2011	2010	2009
Pre-tax income —U.S.	$453,264	$542,894	$331,922
Pre-tax income—foreign	381,116	320,923	260,423

Total pre-tax income	$834,380	$863,817	$592,345

The provision for income tax expense for the years ended December 31, 2011, 2010 and 2009 consists of the following (dollars in thousands):

	2011	2010	2009
Current income tax expense (benefit):
U.S.	$(1,605)	$(217,970)	$203,758
Foreign	50,138	63,233	62,696

Total current	48,533	(154,737)	266,454

Deferred income tax expense (benefit):
U.S.	176,471	408,762	(92,634)
Foreign	9,756	35,390	11,439

Total deferred	186,227	444,152	(81,195)

Total provision for income taxes	$234,760	$289,415	$185,259

Provision for income tax expense differed from the amounts computed by applying the U.S. federal income tax statutory rate of 35% to pre-tax income as a result of the following for the years ended December 31, 2011, 2010 and 2009 (dollars in thousands):

	2011	2010	2009
Tax provision at U.S. statutory rate	$292,033	$302,336	$207,321
Increase (decrease) in income taxes resulting from:
Foreign tax rate differing from U.S. tax rate	(17,230)	(8,741)	(7,636)
Differences in tax basis in foreign jurisdictions	(11,584)	(5,210)	(4,222)
Deferred tax valuation allowance	4,147	(11)	(4,450)
Amounts related to tax audit contingencies	5,562	3,942	(10,774)
Corporate rate changes - Canada	(40,593)	—	—
Corporate rate changes - other	(1,933)	—	—
Subpart F	9,340	—	—
Foreign tax credits	(3,546)	—	—
Prior year tax adjustment	(1,863)	(2,322)	4,552
Other, net	427	(579)	468

Total provision for income taxes	$234,760	$289,415	$185,259

Effective tax rate	28.1%	33.5%	31.3%

In 2011, the Company recognized an income tax benefit associated with previously enacted reductions in federal statutory tax rates and adjustments to various provincial statutory tax rates in Canada. This 2007 tax rate change enactment included phased in effective dates through 2012. These adjustments in tax rates should have been recognized beginning in 2007, when the Canadian tax legislation was enacted. The Company recorded a cumulative tax benefit adjustment of $32.5 million in 2011 in “Provision for income taxes” to correct the deferred tax liabilities that were not properly recorded. If the impact of the tax rates had been recorded in the prior years, the Company estimates that it would have recognized approximately $4.0 million, $6.0 million, $10.0 million and $13.0 million of tax benefit in the years ended 2007, 2008, 2009 and 2010, respectively.

Total income taxes for the years ended December 31, 2011, 2010 and 2009 were as follows (dollars in thousands):

	2011	2010	2009
Provision for income taxes	$234,760	$289,415	$185,259
Income tax from OCI:
Net unrealized holding gain (loss) on debt and equity securities recognized for financial reporting purposes	275,975	267,445	355,088
Exercise of stock options	(4,934)	2,255	(2,605)
Foreign currency translation	(186)	(17,566)	6,286
Unrealized pension and post retirement	(8,581)	911	(754)

Total income taxes provided	$497,034	$542,460	$543,274

The tax effects of temporary differences that give rise to significant portions of the deferred income tax asset and liabilities at December 31, 2011 and 2010, are presented in the following tables (dollars in thousands):

	2011	2010
Deferred income tax assets:
Nondeductible accruals	$51,101	$18,961
Differences between tax and financial reporting amounts concerning certain reinsurance transactions	17,097	16,036
Investment income differences	98,496	110,446
Deferred acquisition costs capitalized for tax	67,006	66,246
Net operating loss carryforward	174,503	348,450
Capital loss and tax credit carryforwards	41,737	55,215
Deferred acquisition costs capitalized for financial reporting	—	12,215

Subtotal	449,940	627,569
Valuation allowance	(8,476)	(3,792)

Total deferred income tax assets	441,464	623,777

Deferred income tax liabilities:
Deferred acquisition costs capitalized for financial reporting	1,199,784	1,172,172
Differences between tax and financial reporting amounts concerning certain reinsurance transactions	473,920	497,859
Differences in the tax basis of cash and invested assets	574,738	274,891
Investment income differences	13,499	14,050
Differences in foreign currency translation	8,604	61,552

Total deferred income tax liabilities	2,270,545	2,020,524

Net deferred income tax liabilities	$1,829,081	$1,396,747

Balance sheet presentation of net deferred income tax liabilities:
Included in other assets	2,788	—
Included in deferred income taxes	1,831,869	1,396,747

Net deferred income tax liabilities	$1,829,081	$1,396,747

As of December 31, 2011, a valuation allowance for deferred tax assets of approximately $8.5 million was provided on the total deferred tax assets of RGA UK Holdings Limited, RGA Technology Partners, Inc. Canadian Branch, RGA Technology Partners UK Branch, RGA International Reinsurance Company German Branch, RGA International Reinsurance Company Netherlands Branch and on Reinsurance Group of America Incorporated’s deferred tax asset related to share expense for foreign entities. As of December 31, 2010 a valuation allowance for deferred tax assets of approximately $3.8 million was provided on net operating and capital losses of RGA South Africa Holdings, RGA Financial Products Limited, RGA Technology Partners, Inc. Canadian Branch, and RGA Technology Partners UK Branch. The Company utilizes valuation allowances when it believes, based on the weight of the available evidence, that it is more likely than not that the deferred income taxes will not be realized.

The earnings of substantially all of the Company’s foreign subsidiaries have been indefinitely reinvested in foreign operations. Therefore, no provision has been made for any U.S. taxes or foreign withholding taxes that may be applicable upon any repatriation or sale. The determination of any unrecognized deferred tax liability for temporary differences related to investments in the Company’s foreign subsidiaries is not practicable. At December 31, 2011 and 2010, the financial reporting basis in excess of the tax basis for which no deferred taxes have been recognized was approximately $777.3 million and $630.6 million, respectively.

During 2011, 2010, and 2009, the Company received federal and foreign income tax refunds of approximately $11.1 million, $37.5 million and $0.3 million, respectively. The Company made cash income tax payments of approximately $140.1 million, $48.0 million and $25.9 million in 2011, 2010 and 2009, respectively. At December 31, 2011 and 2010, the Company had recognized gross deferred tax assets associated with net operating losses of approximately $562.7 million and $1,075.5 million, respectively, $427.1 million of which will begin to expire in 2025. The remaining net operating losses have indefinite carryforward periods. However, these net operating losses, other than the net operating losses for which there is a valuation allowance, are expected to be utilized in the normal course of business during the period allowed for carryforwards and in any event, will not be lost, due to the application of tax planning strategies that management would utilize.

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

As of December 31, 2011, the Company’s total amount of unrecognized tax benefits was $194.3 million and the total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, was $26.8 million. It is not anticipated that the Company’s liability for unrecognized tax benefits will change significantly over the next 12 months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2011, 2010 and 2009, is as follows (dollars in thousands):

	Total Unrecognized Tax Benefits
	2011	2010	2009
Beginning balance, January 1	$182,354	$221,040	$206,665
Additions for tax positions of prior years	7,968	17,255	25,148
Reductions for tax positions of prior years	--	(59,879)	(14,711)
Additions for tax positions of current year	3,938	3,938	3,938

Ending balance, December 31	$194,260	$182,354	$221,040

The Company recognized interest expense in 2011 of $7.1 million, and a benefit in interest expense of $1.4 million and $2.1 million in 2010 and 2009, respectively. As of December 31, 2011 and 2010, the Company had $39.8 million and $32.7 million, respectively, of accrued interest related to unrecognized tax benefits.

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

The Company also provides certain health care and life insurance benefits for retired employees. The health care benefits are provided through a self-insured welfare benefit plan. Employees become eligible for these benefits if they meet minimum age and service requirements. The retiree’s cost for health care benefits varies depending upon the credited years of service. The Company recorded benefits expense of approximately $2.5 million, $2.0 million, and $1.3 million in 2011, 2010 and 2009, respectively that are related to these postretirement plans. Virtually all retirees, or their beneficiaries, contribute a portion of the total cost of postretirement health benefits. Prepaid benefit costs and accrued benefit liabilities are included in other assets and other liabilities, respectively, in the Company’s consolidated balance sheets.

A December 31 measurement date is used for all of the defined benefit and postretirement plans. The status of these plans as of December 31, 2011 and 2010 is summarized below (dollars in thousands):

	December 31,
	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of year	$69,626	$63,998	$18,395	$14,321
Service cost	5,985	4,762	1,116	847
Interest Cost	3,916	3,420	1,035	882
Participant contributions	--	--	176	127
Actuarial (gains) losses	16,164	(1,938)	8,348	2,326
Benefits paid	(2,100)	(1,280)	(216)	(108)
Foreign currency rate change effect	(490)	663	--	--

Benefit obligation at end of year	$93,101	$69,625	$28,854	$18,395

	December 31,
	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Change in plan assets:
Fair value of plan assets at beginning of year	$35,888	$30,923	$--	$--
Actual return on plan assets	540	4,383	--	--
Employer contributions	6,972	1,862	40	70
Participant contributions	--	--	176	127
Benefits paid and expenses	(2,100)	(1,280)	(216)	(108)
Administrative expense	--	--	-	(89)

Fair value of plan assets at end of year	$41,300	$35,888	$--	$--

Funded status at end of year	$(51,801)	$(33,737)	$(28,854)	$(18,395)

	December 31,
	Qualified Plans		Non-Qualified Plans(1)		Total
	2011	2010	2011	2010	2011	2010
Aggregate fair value of plan assets	$41,300	$35,888	$--	$--	$41,300	$35,888
Aggregate projected benefit obligations	51,980	40,687	41,121	28,938	93,101	69,625

Under funded	$(10,680)	$(4,799)	$(41,121)	$(28,938)	$(51,801)	$(33,737)

(1)	For non-qualified plans, there are no required funding levels.

	December 31,
	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$30,565	$13,118	$13,875	$5,880
Net prior service cost	2,804	3,264	--	--

Total	$33,369	$16,382	$13,875	$5,880

The following table presents information for pension plans with a projected benefit obligation in excess of plan assets as of December 31, 2011 and 2010 (dollars in thousands):

	2011	2010
Projected benefit obligation	$93,101	$69,625
Fair value of plan assets	41,300	35,888

The accumulated benefit obligations for all defined benefit pension plans were $89.5 million and $66.7 million at December 31, 2011 and 2010, respectively. The following table presents information for pension plans with an accumulated benefit obligation in excess of plan assets as of December 31, 2011 and 2010 (dollars in thousands):

	2011	2010
Accumulated benefit obligation	$89,531	$66,597
Fair value of plan assets	41,300	35,888

The components of net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income were as follows (dollars in thousands):

	Pension Benefits			Other Benefits
	2011	2010	2009	2011	2010	2009
Net periodic benefit cost:
Service cost	$5,985	$4,762	$3,821	$1,116	$847	$597
Interest cost	3,916	3,420	3,443	1,035	882	674
Expected return on plan assets	(2,937)	(2,577)	(1,945)	--	--	--
Amortization of prior actuarial losses	980	688	1,593	353	236	20
Amortization of prior service cost	399	(171)	558	--	--	--

Net periodic benefit cost	8,343	6,122	7,470	2,504	1,965	1,291

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial (gains) losses	18,561	(3,743)	2,009	8,348	2,326	2,094
Prior service cost	--	--	--	--	--	-
Amortization of actuarial (gains) losses	(980)	(688)	(1,593)	(353)	(236)	(20)
Amortization of prior service cost (credit)	(399)	171	(558)	--	--	--
Foreign exchange translation and other adjustments	(196)	(307)	290	--	--	-

Total recognized in other comprehensive income	16,986	(4,567)	148	7,995	2,090	2,074

Total recognized in net periodic benefit cost and other comprehensive income	$25,329	$1,555	$7,618	$10,499	$4,055	$3,365

The Company expects to contribute to the plans $4.7 million in pension benefits and $0.2 million in other benefits during 2012.

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid (dollars in thousands):

	Pension Benefits	Other Benefits
2012	$4,705	$247
2013	5,031	302
2014	5,226	361
2015	5,511	420
2016	7,434	480
2017-2021	38,945	3,495

The estimated net loss and prior service cost for the defined benefit pension plans and post-retirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $3.4 million and $0.3 million, respectively.

Assumptions

Weighted average assumptions used to determine the accumulated benefit obligation and net benefit cost or income for the year ended December 31:

	Pension Benefits			Other Benefits
	2011	2010	2009	2011	2010	2009
Discount rate used to determine benefit obligation	4.48%	5.47%	6.01%	4.50%	5.40%	5.50%
Discount rate used to determine net benefit cost or income	5.22%	5.96%	6.37%	5.40%	5.75%	6.30%
Expected long-term rate of return on plan assets	7.75%	8.50%	8.50%	--%	--%	--%
Rate of compensation increases	4.20%	4.20%	4.21%	--%	--%	--%

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

The assumed health care cost trend rates used in measuring the accumulated non-pension post-retirement benefit obligation were as follows:

	December 31,
	2011	2010
Pre-Medicare eligible claims	9% down to 5% in 2015	8% down to 5% in 2013
Medicare eligible claims	8% down to 5% in 2013	8% down to 5% in 2013

Assumed health care cost trend rates may have a significant effect on the amounts reported for health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects (dollars in thousands):

	One Percent Increase	One Percent Decrease
Effect on total of service and interest cost components	$659	$(441)
Effect on accumulated postretirement benefit obligation	$7,010	$(5,244)

Plan Assets

Target allocations of assets are determined with the objective of maximizing returns and minimizing volatility of net assets through adequate asset diversification and partial liability immunization. Adjustments are made to target allocations based on the Company’s assessment of the effect of economic factors and market conditions. The target allocations for plan assets are 60% equity securities and 40% debt securities as of December 31, 2011 and 2010. The Company’s plan assets are primarily invested in mutual funds. The mutual funds include holdings of S&P 500 securities, large-cap securities, mid-cap securities, small-cap securities, international securities, corporate debt securities, U.S. and other government securities, mortgage-related securities and cash.

Equity and debt securities are exposed to various risks, such as interest rate risk, credit risk, and overall market volatility. Due to the level of risk associated with certain investment securities, changes in the values of investment securities will occur and any change would affect the amounts reported in the financial statements.

The fair values of the Company’s pension plan assets as of December 31, 2011 and 2010 are summarized below (dollars in thousands):

	000000000000	000000000000	000000000000	000000000000
	December 31, 2011
		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
Mutual Funds(1)	$41,250	$41,250	$--	$--
Cash	50	50	--	--

Total	$41,300	$41,300	$--	$--

(1)	Mutual funds were invested 43% in bond index funds, 25% in S&P 500 index funds, 12% in mid-cap stock funds, 13% in foreign large blend funds and 7% in small-cap funds.

	000000000000	000000000000	000000000000	000000000000
	December 31, 2010
		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
Mutual Funds(2)	$35,845	$35,845	$--	$--
Cash	43	43	--	--

Total	$35,888	$35,888	$--	$--

(2)	Mutual funds were invested 38% in bond index funds, 26% in S&P 500 index funds, 13% in mid-cap stock funds, 15% in foreign large blend funds and 8% in small-cap funds.

As of December 31, 2011 and 2010, the Company classified all of its pension plan assets in the Level 1 category as quoted prices in active markets are available for these assets. See Note 6 – “Fair Value of Financial Instruments” for additional detail on the fair value hierarchy.

Savings and Investment Plans

Certain subsidiaries of the Company also sponsor saving and investment plans under which a portion of employee contributions are matched. Subsidiary contributions to these plans, which are partially tied to RGA’s financial results, were $5.1 million, $3.9 million and $2.7 million in 2011, 2010 and 2009, respectively.

Note 11	FINANCIAL CONDITION AND NET INCOME ON A STATUTORY BASIS – SIGNIFICANT SUBSIDIARIES (UNAUDITED)

The domestic and foreign insurance subsidiaries of the Company prepare their statutory financial statements in conformity with statutory accounting practices prescribed or permitted by the applicable state insurance department or local regulatory authority, which vary materially from statements prepared in accordance with GAAP. Prescribed statutory accounting practices include publications of the NAIC, as well as state laws, local regulations and general administrative rules. The differences between statutory financial statements and financial statements prepared in accordance with GAAP vary between jurisdictions. The principal differences between GAAP and NAIC are that statutory financial statements do not reflect deferred policy acquisition costs and limit deferred tax assets, life benefit reserves predominately use interest rate and mortality assumptions prescribed by the NAIC and local regulatory agencies, bonds are generally carried at amortized cost and reinsurance assets and liabilities are presented net of reinsurance.

The statutory net income amounts for the years ended December 31, 2010 and 2009, and the statutory capital and surplus amounts as of December 31, 2010 in the table below are based on actual statutory filings with the applicable regulatory authorities. The statutory net income amounts for the year ended December 31, 2011 and the statutory capital and surplus amounts as of December 31, 2011 are estimates, as the respective 2011 statutory filings have not yet been made.

	000000000000	000000000000	000000000000	000000000000	000000000000
(dollars in thousands)	Statutory Capital & Surplus		Statutory Net Income (Loss)
	2011	2010	2011	2010	2009
RGA Reinsurance	$1,515,934	$1,528,887	$129,717	$68,010	$63,189
RCM	1,478,864	1,486,928	37,142	53,690	(16,800)
RGA Canada	610,142	522,756	102,229	68,561	(2,620)
RGA Barbados	493,637	409,147	149,676	98,688	33,220
RGA Australia	382,395	339,297	44,403	31,897	37,515
RGA Atlantic	345,247	287,386	74,506	81,390	47,369
RGA Americas	267,871	259,589	55,639	50,314	15,433
Other reinsurance subsidiaries	644,918	454,738	(420,206)	80,286	(315,713)

The total capital and surplus positions of the Company’s primary life reinsurance legal entities exceed the capital requirements of the applicable regulatory bodies. RCM and RGA Reinsurance are subject to Missouri statutory provisions that restrict the payment of dividends. They may not pay dividends in any 12-month period in excess of the greater of the prior year’s statutory operating income or 10% of capital and surplus at the preceding year-end, without regulatory approval. The applicable statutory provisions only permit an insurer to pay a shareholder dividend from unassigned surplus. Any dividends paid by RGA Reinsurance would be paid to RCM, its parent company, which in turn has restrictions related to its ability to pay dividends to RGA. The assets of RCM consist primarily of its investment in RGA Reinsurance. As of January 1, 2012, RCM and RGA Reinsurance could pay maximum dividends, without prior approval, of approximately $147.9 million and $151.6 million, respectively. The Missouri Department of Insurance, Financial Institution and Professional Registration, allows RCM to pay a dividend to RGA to the extent RCM received the dividend from RGA Reinsurance, without limitation related to the level of unassigned surplus. Dividend payments by other subsidiaries are subject to regulations in the jurisdiction of domicile.

Note 12	COMMITMENTS AND CONTINGENT LIABILITIES

At December 31, 2011, the Company’s commitments to fund investments were $156.6 million in limited partnerships, $33.6 million in commercial mortgage loans and $100.0 million in private placement investments. At December 31, 2010, the Company’s commitments to fund investments were $147.2 million in limited partnerships, $6.7 million in commercial mortgage loans and $7.5 million in private placement investments. The Company anticipates that the majority of its current commitments will be invested over the next five years; however, these commitments could become due any time at the request of the counterparties. Investments in limited partnerships and private placements are carried at cost or accounted for using the equity method and included in other invested assets in the consolidated balance sheets.

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

The Company has obtained bank letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions. At December 31, 2011 and 2010, there were approximately $15.8 million and $16.0 million, respectively, of undrawn outstanding bank letters of credit in favor of third parties. Additionally, the Company utilizes letters of credit to secure reserve credits when it retrocedes business to its subsidiaries, including Parkway Re, Timberlake Financial, RGA Americas, RGA Barbados and RGA Atlantic. The Company cedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions such as the U.S. and the United Kingdom. The capital required to support the business in the affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of December 31, 2011 and 2010, $582.9 million and $518.4 million, respectively, in undrawn letters of credit from various banks were outstanding, backing reinsurance between the various subsidiaries of the Company. The banks providing letters of credit to the Company are included on the NAIC list of approved banks.

In December 2011, the Company entered into a syndicated revolving credit facility with a four year term and an overall capacity of $850.0 million, replacing its $750.0 million five-year syndicated revolving credit facility, which was scheduled to mature in September 2012. The Company may borrow cash and obtain letters of credit in multiple currencies under this facility. As of December 31, 2011, the Company had $183.5 million in issued, but undrawn, letters of credit under this facility, which is included in the total above. Applicable letter of credit fees and fees payable for the credit facility depend upon the Company’s senior unsecured long-term debt rating. As of December 31, 2011, the Company had $113.3 million in issued, but undrawn, letters of credit remaining under its $750.0 million five-year syndicated revolving credit facility, included in the total above, which were cancelled on January 6, 2012. Also during 2011, the Company entered into a five-year, $120.0 million letter of credit facility agreement. As of December 31, 2011, the Company had no issued letters of credit under this new facility. Letter of credit fees for this facility are fixed for the term of the facility. The Company also maintains a $200.0 million letter of credit facility which is scheduled to mature in September 2019. This letter of credit facility is fully utilized and is expected to amortize to zero by 2019. As of December 31, 2011, the Company had $200.0 million in issued, but undrawn, letters of credit under this facility, which is included in the total above. Letter of credit fees for this facility are fixed for the term of the facility. Fees associated with the Company’s other letters of credit are not fixed for periods in excess of one year and are based on the Company’s ratings and the general availability of these instruments in the marketplace.

RGA has issued guarantees to third parties on behalf of its subsidiaries for the payment of amounts due under certain reinsurance treaties, securities borrowing arrangements and office lease obligations, whereby if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. In limited circumstances, treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA’s subsidiary is relatively new, unrated, or not of a significant size, relative to the ceding company. Liabilities supported by the treaty guarantees, before consideration for any legally offsetting amounts due from the guaranteed party, totaled $697.5 million and $600.8 million as of December 31, 2011 and 2010, respectively, and are reflected on the Company’s consolidated balance sheets in future policy benefits. As of December 31, 2011 and 2010, the Company’s exposure related to treaty guarantees, net of assets held in trust, was $467.5 million and $352.0 million, respectively. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to borrowed securities provide additional security to third parties should a subsidiary fail to make principal and/or interest payments when due. As of December 31, 2011, RGA’s obligation related to borrowed securities guarantees was $150.0 million. RGA has issued payment guarantees on behalf of two of its subsidiaries in the event the subsidiaries fail to make payment under their office lease obligations, the exposure of which was $11.7 million as of December 31, 2011.

Manor Re has obtained $300.0 million of collateral financing through 2020 from an international bank which enabled Manor Re to deposit assets in trust to support statutory reserve credit for an affiliated reinsurance transaction. The bank has recourse to RGA should Manor Re fail to make payments or otherwise not perform its obligations under this financing.

In addition, the Company indemnifies its directors and officers as provided in its charters and by-laws. Since this indemnity generally is not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under this indemnity in the future.

The Company leases office space and furniture and equipment under non-cancelable operating lease agreements, which expire at various dates. Future minimum office space annual rentals under non-cancelable operating leases at December 31, 2011 are as follows:

2012	$16.4 million
2013	13.2 million
2014	11.4 million
2015	6.5 million
2016	6.1 million
Thereafter	21.9 million

Rent expenses amounted to approximately $18.8 million, $17.1 million and $13.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Note 13	DEBT AND TRUST PREFERRED SECURITIES

The Company’s debt and trust preferred securities consist of the following (dollars in thousands):

	000000000000	000000000000
	2011	2010
$400 million 6.75% Junior Subordinated Debentures due 2065	$318,725	$318,723
$400 million 5.00% Senior Notes due 2021	397,920	--
$400 million 6.45% Senior Notes due 2019	399,466	399,398
$300 million 5.625% Senior Notes due 2017	298,577	298,304
$200 million 6.75% Senior Notes due 2011	--	199,985

Total Debt	1,414,688	1,216,410
Less portion due in less than one year (short-term debt)	--	(199,985)

Long-term Debt	$1,414,688	$1,016,425

$225 million 5.75% Preferred Securities due 2051	$--	$159,421

During 2009, the Company repurchased $80.2 million face amount of its 6.75% junior subordinated debentures for $39.2 million. The debt was purchased by RGA Reinsurance. As a result, the Company recorded a pre-tax gain of $38.9 million, after fees and unamortized discount, in other revenues in 2009.

On March 4, 2011, RGA completed the remarketing of approximately 4.5 million trust preferred securities with an aggregate accreted value of approximately $158.2 million that were initially issued as a component of its PIERS Units. When issued, each PIERS Unit initially consisted of (1) a preferred security issued by RGA Capital Trust I, a financing subsidiary of RGA, with an annual distribution rate of 5.75 percent and stated maturity of March 18, 2051, and (2) a warrant to purchase at any time prior to December 15, 2050, 1.2508 shares of RGA common stock. Approximately 4.4 million of the warrants were exercised on March 4, 2011, at a price of $35.44 per warrant, resulting in the issuance of approximately 5.5 million shares, with cash paid in lieu of fractional shares. The warrant exercise price was paid to RGA. Remaining warrants were redeemed in cash at their redemption amount of $14.56 per warrant. As a result of the remarketing, the remarketed preferred securities had a fixed accreted value of $35.44 per security with a fixed annual distribution rate of 2.375% and were repaid on June 5, 2011, the revised maturity date. The proceeds from the remarketing were paid directly to the selling holders, unless holders timely elected to exercise their warrants in lieu of mandatory redemption, in which case the proceeds were applied on behalf of such selling holders to satisfy in full the exercise price of the warrants. Preferred securities of holders who timely elected to opt out of the remarketing were adjusted to match the terms of the remarketed preferred securities. In the first quarter of 2011, RGA recorded a $4.4 million pre-tax loss, included in other operating expenses, related to the recognition of the unamortized issuance costs of the original preferred securities.

On May 27, 2011, RGA issued 5.00% Senior Notes due June 1, 2021 with a face amount of $400.0 million. These senior notes have been registered with the Securities and Exchange Commission. The net proceeds from the offering were approximately $394.4 million and were used to fund the payment of the RGA’s $200.0 million senior notes that matured in December 2011 and for general corporate purposes. Capitalized issue costs were approximately $3.4 million.

In December 2011, the Company entered into a syndicated revolving credit facility with a four year term and an overall capacity of $850.0 million, replacing its $750.0 million five-year syndicated revolving credit facility, which was scheduled to mature in September 2012. The Company may borrow cash and may obtain letters of credit in multiple currencies under this facility. As of December 31, 2011, the Company had no cash borrowings outstanding and $183.5 million in issued, but undrawn, letters of credit under this facility. As of December 31, 2011 and 2010, the average interest rate on long-term and short-term debt outstanding was 5.94% and 6.38%, respectively.

Certain of the Company’s debt agreements contain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of consolidated net worth, maximum ratios of debt to capitalization and change of control provisions. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the various agreements. Additionally, the Company’s debt agreements contain cross-default covenants, which would make outstanding borrowings immediately payable in the event of a material uncured covenant default under any of the agreements, including, but not limited to, non-payment of indebtedness when due for an amount in excess of $100.0 million, bankruptcy proceedings, or any other event which results in the acceleration of the maturity of indebtedness. As of December 31, 2011 and 2010, the Company had $1,414.7 million and $1,216.4 million, respectively, in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, and the Company’s ability to raise additional funds. There currently are no repayments of debt due over the next five years.

Based on the historic cash flows and the current financial results of the Company, management believes RGA’s cash flows will be sufficient to enable RGA to meet its obligations for at least the next 12 months.

Note 14	COLLATERAL FINANCE FACILITY

In June 2006, RGA’s subsidiary, Timberlake Financial L.L.C. (“Timberlake Financial”), issued $850.0 million of Series A Floating Rate Insured Notes due June 2036 in a private placement. The notes were issued to fund the collateral requirements for statutory reserves required by the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX) on specified term life insurance policies reinsured by RGA Reinsurance and retroceded to Timberlake Re. Proceeds from the notes, along with a $112.8 million direct investment by the Company, were deposited into a series of accounts that collateralize the notes and are not available to satisfy the general obligations of the Company. As of December 31, 2011 and 2010, respectively, the Company held assets in trust and in custody of $896.1 million and $885.3 million, of which $33.5 million and $34.6 million were held in a Debt Service Coverage account to cover interest payments on the notes. Interest on the notes accrues at an annual rate of 1-month LIBOR plus a base rate margin, payable monthly and totaled $7.1 million, $7.9 million and $8.3 million in 2011, 2010 and 2009, respectively. The payment of interest and principal on the notes is insured through a financial guaranty insurance policy by a monoline insurance company whose parent company is operating under Chapter 11 bankruptcy. The notes represent senior, secured indebtedness of Timberlake Financial without legal recourse to RGA or its other subsidiaries. Timberlake Financial relies primarily upon the receipt of interest and principal payments on a surplus note and dividend payments from its wholly-owned subsidiary, Timberlake Re, a South Carolina captive insurance company, to make payments of interest and principal on the notes. The ability of Timberlake Re to make interest and principal payments on the surplus note and dividend payments to Timberlake Financial is contingent upon the South Carolina Department of Insurance’s regulatory approval. Since Timberlake Re’s Risk Based Capital ratio is below 100%, it has been required to request approval on a quarterly rather than annual basis and provide additional scenario testing results. Approval to pay interest on the surplus note has been granted through March 28, 2012.

During 2011, the Company repurchased $198.5 million face amount of the Timberlake Financial notes for $130.8 million, which was the market value at the date of the purchases. The notes were purchased by RGA Reinsurance. As a result, the Company recorded pre-tax gains of $65.6 million, after fees, in other revenues in 2011.

In accordance with the general accounting principles for Consolidation, Timberlake Financial is considered to be a variable interest entity and the Company is deemed to hold the primary beneficial interest because it owns 100% of the voting rights. As a result, Timberlake Financial has been consolidated in the Company’s financial statements. The Company’s consolidated balance sheets include the assets of Timberlake Financial recorded as fixed maturity investments and other invested assets, which consists of restricted cash and cash equivalents, with the liability for the notes recorded as collateral finance facility. The Company’s consolidated statements of income include the investment return of Timberlake Financial as investment income and the cost of the facility is reflected in collateral finance facility expense.

In 2010, Manor Re obtained $300.0 million of collateral financing through 2020 from an international bank which enabled Manor Re to deposit assets in trust to support statutory reserve credit for an affiliated reinsurance transaction. The bank has recourse to RGA should Manor Re fail to make payments or otherwise not perform its obligations under this financing. Interest on the collateral financing accrues at an annual rate of 3-month LIBOR plus a base rate margin, payable quarterly and totaled $5.3 million in 2011.

Note 15	SEGMENT INFORMATION

The Company has five geographic-based operational segments, each of which is a distinct reportable segment: U.S., Canada, Europe & South Africa, Asia Pacific and Corporate and Other. The U.S. operations provide traditional life, long-term care, group life and health reinsurance, annuity and financial reinsurance products. The Canada operations provide insurers with reinsurance of traditional life products as well as creditor reinsurance, group life and health reinsurance, non-guaranteed critical illness products and longevity reinsurance. Europe & South Africa operations include traditional life reinsurance and critical illness business from Europe & South Africa, in addition to other markets the Company is developing. Asia Pacific operations provide primarily traditional and group life reinsurance, critical illness and, to a lesser extent, financial reinsurance. Corporate and Other includes results from, among others, RGA Technology Partners, Inc., a wholly-owned subsidiary that develops and markets technology solutions for the insurance industry and the investment income and expense associated with the Company’s collateral finance facility. The Company measures segment performance based on income before income taxes.

The accounting policies of the segments are the same as those described in Note 2 – “Summary of Significant Accounting Policies.” The Company measures segment performance primarily based on profit or loss from operations before income taxes. There are no intersegment reinsurance transactions and the Company does not have any material long-lived assets.

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

The Company’s reportable segments are strategic business units that are primarily segregated by geographic region. Information related to revenues, income before income taxes, interest expense, depreciation and amortization, and assets of the Company’s operations are summarized below (dollars in thousands).

	00000000000000	00000000000000	00000000000000
For the years ended December 31,	2011	2010	2009
Revenues:
U.S.	$4,910,366	$4,961,839	$4,255,534
Canada	1,051,828	976,172	777,235
Europe & South Africa	1,247,065	957,713	826,880
Asia Pacific	1,429,092	1,242,189	1,085,088
Corporate and Other	191,187	123,817	122,085

Total	$8,829,538	$8,261,730	$7,066,822

	00000000000000	00000000000000	00000000000000
For the years ended December 31,	2011	2010	2009
Income before income taxes:
U.S.	$436,709	$539,390	$308,718
Canada	166,613	122,378	106,335
Europe & South Africa	100,043	85,834	52,341
Asia Pacific	67,120	88,760	83,546
Corporate and Other	63,895	27,455	41,405

Total	$834,380	$863,817	$592,345

	00000000000000	00000000000000	00000000000000
For the years ended December 31,	2011	2010	2009
Interest expense:
Corporate and Other	$102,638	$90,996	$69,940

Total	$102,638	$90,996	$69,940

	00000000000000	00000000000000	00000000000000
For the years ended December 31,	2011	2010	2009
Depreciation and amortization:
U.S.	$476,667	$761,725	$733,345
Canada	170,671	167,030	145,330
Europe & South Africa	61,160	67,403	58,297
Asia Pacific	189,847	145,666	114,300
Corporate and Other	9,002	8,405	7,446

Total	$907,347	$1,150,229	$1,058,718

The table above includes amortization of deferred acquisition costs, including the effect from investment related gains and losses.

	00000000000000	00000000000000	00000000000000
For the years ended December 31,	2011	2010	2009
Assets:
U.S.	$18,151,490	$17,470,744	$15,569,263
Canada	3,453,094	3,441,915	3,026,515
Europe & South Africa	1,932,452	1,584,007	1,400,580
Asia Pacific	2,995,205	2,440,316	2,060,425
Corporate and Other	5,571,791	4,144,926	3,192,718

Total	$32,104,032	$29,081,908	$25,249,501

Companies in which RGA has significant influence over the operating and financing decisions but are not required to be consolidated, are reported on the equity basis of accounting. The equity in the net income of such subsidiaries is not material to the results of operations or financial position of individual segments or the Company taken as a whole. Capital expenditures of each reporting segment were immaterial in the periods noted.

In 2011, the U.S. operation’s five largest clients generated approximately $1,401.5 million or 33.5% of U.S. operations gross premiums. In 2011, the Canada operation’s five largest clients generated approximately $503.5 million or 53.6% of Canada operations gross premiums. In 2011, the Europe & South Africa operation’s five largest clients generated approximately $634.2 million or 51.8% of Europe & South Africa operations gross premiums. In 2011, the Asia Pacific operation’s five largest clients generated approximately $603.5 million or 45.0% of Asia Pacific operations gross premiums. In 2011, on a consolidated basis, the Company’s five largest clients generated approximately $1,887.1 million or 24.5% of the Company’s gross premiums. No individual client generated 10% or more of the Company’s 2011 total gross premiums on a consolidated basis. In 2010, the U.S. operation’s five largest clients generated approximately $1,423.6 million or 35.6% of U.S. operations gross premiums. In 2010, the Canada operation’s five largest clients generated approximately $624.9 million or 58.0% of Canada operations gross premiums. In 2010, the Europe & South Africa operation’s five largest clients generated approximately $450.9 million or 47.4% of Europe & South Africa operations gross premiums. In 2010, the Asia Pacific operation’s five largest clients generated approximately $489.2 million or 41.8% of Asia Pacific operations gross premiums. In 2010, on a consolidated basis, the Company’s five largest clients generated approximately $1,921.5 million or 26.7% of the Company’s gross premiums. No individual client generated 10% or more of the Company’s 2010 total gross premiums on a consolidated basis. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.

Note 16	EQUITY BASED COMPENSATION

The Company adopted the RGA Flexible Stock Plan (the “Plan”) in February 1993, as amended, and the Flexible Stock Plan for Directors (the “Directors Plan”) in January 1997, as amended, (collectively, the “Stock Plans”). The Stock Plans provide for the award of benefits (collectively “Benefits”) of various types, including stock options, stock appreciation rights (“SARs”), restricted stock, performance shares, cash awards, and other stock-based awards, to key employees, officers, directors and others performing significant services for the benefit of the Company or its subsidiaries. As of December 31, 2011, shares authorized for the granting of Benefits under the Plan and the Directors Plan totaled 11,760,077 and 212,500 respectively. The Company uses treasury shares or shares made available from authorized but unissued shares to support the future exercise of options or settlement of awards granted under its stock plans.

Equity-based compensation expense of $23.1 million, $18.1 million, and $10.7 million related to grants or awards under the Stock Plans was recognized in 2011, 2010 and 2009, respectively. Equity-based compensation expense is principally related to the issuance of stock options, performance contingent restricted units, stock appreciation rights and restricted stock.

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

	Stock Options
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in millions)	Performance Contingent Units
Outstanding January 1, 2009	2,787,184	$40.84		383,119
Granted	743,145	$32.20		309,063
Exercised / Lapsed	(226,264)	$26.77		(123,782)
Forfeited	(103,426)	$36.71		(12,184)

Outstanding December 31, 2009	3,200,639	$39.96		556,216
Granted	535,867	$47.10		253,342
Exercised / Lapsed	(314,815)	$30.80		(93,597)
Forfeited	(39,375)	$43.20		(14,419)

Outstanding December 31, 2010	3,382,316	$41.91		701,542
Granted	503,259	$59.74		222,580
Exercised / Lapsed	(736,452)	$35.26		(146,638)
Forfeited	(42,243)	$45.50		(21,818)

Outstanding December 31, 2011	3,106,880	$46.30	$18.5	755,666

Options exercisable	1,897,366	$45.64	$12.5

The intrinsic value of options exercised was $12.5 million, $7.2 million, and $4.7 million for 2011, 2010 and 2009, respectively.

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Outstanding as of 12/31/2011	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable as of 12/31/2011	Weighted-Average Exercise Price
$25.00 - $34.99	896,316	5.5	$30.96	541,600	$30.14
$35.00 - $44.99	150,174	2.0	$39.61	150,174	$39.61
$45.00 - $54.99	921,343	6.0	$47.26	535,329	$47.38
$55.00 +	1,139,047	7.1	$58.47	670,263	$58.13

Totals	3,106,880	6.1	$46.30	1,897,366	$45.64

The Black-Scholes model was used to determine the fair value of stock options granted and recognized in the financial statements. The Company used daily historical volatility when calculating stock option values. The benchmark rate is based on observed interest rates for instruments with maturities similar to the expected term of the stock options. Dividend yield is determined based on historical dividend distributions compared to the price of the underlying common stock as of the valuation date and held constant over the life of the stock options. The Company estimated expected life using the historical average years to exercise or cancellation. The per share weighted-average fair value of stock options granted during 2011, 2010 and 2009 was $22.73, $15.90 and $8.99 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2011-expected dividend yield of 0.80%, benchmark interest rate of 2.81%, expected life of 6.7 years, and an expected rate of volatility of the stock of 35.0% over the expected life of the options; 2010-expected dividend yield of 1.02%, benchmark interest rate of 2.82%, expected life of 6.0 years, and an expected rate of volatility of the stock of 33.9% over the expected life of the options; and 2009- expected dividend yield of 1.12%, benchmark interest rate of 2.03%, expected life of 6.0 years, and an expected rate of volatility of the stock of 29.1% over the expected life of the options.

During 2011, 2010 and 2009 the Company also issued 222,580, 253,342 and 309,063 performance contingent units (“PCUs”) to key employees at a weighted average fair value per unit of $59.74, $47.10 and $32.20, respectively. As of December 31, 2011, 217,865, 242,790 and 295,011 PCUs were outstanding from the 2011, 2010 and 2009 grants, respectively. Each PCU represents the right to receive up to two shares of Company common stock, depending on the results of certain performance measures over a three-year period. The compensation expense related to the PCUs is recognized ratably over the requisite performance period. In February 2012, 2011 and 2010, the board approved a 1.31, 0.96 and 0.68 share payout for each PCU granted in 2009, 2008 and 2007, resulting in the issuance of 362,642, 141,405 and 63,409 shares of common stock from treasury, respectively.

As of December 31, 2011, the total compensation cost of non-vested awards not yet recognized in the financial statements was $22.2 million. It is estimated that these costs will vest over a weighted average period of 2.1 years.

The majority of the awards granted each year under the board approved incentive compensation package and Directors Plan are made in the first quarter of each year.

Note 17  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share on net income (in thousands, except per share information):

	$00599,620	$00599,620	$00599,620
	2011	2010	2009
Earnings:
Net income (numerator for basic and diluted calculations)	$599,620	$574,402	$407,086
Shares:
Weighted average outstanding shares (denominator for basic calculations)	73,586	73,157	72,790
Equivalent shares from outstanding stock options and warrants	522	1,537	537

Diluted shares (denominator for diluted calculations)	74,108	74,694	73,327
Earnings per share:
Basic	$8.15	$7.85	$5.59
Diluted	$8.09	$7.69	$5.55

The calculation of equivalent shares from outstanding stock options does not include the effect of options having a strike price that exceeds the average stock price for the earnings period, as the result would be antidilutive. The calculation of common equivalent shares also excludes the impact of outstanding performance contingent shares, as the conditions necessary for their issuance have not been satisfied as of the end of the reporting period. Approximately 1.1 million, 0.7 million and 1.2 million outstanding stock options were not included in the calculation of common equivalent shares during 2011, 2010 and 2009, respectively. Approximately 0.8 million, 0.7 million and 0.6 million performance contingent shares were excluded from the calculation of common equivalent shares during 2011, 2010 and 2009, respectively.

Note 18  COMPREHENSIVE INCOME

The following table presents the components of the Company’s other comprehensive income (loss) for the years ended December 31, 2011, 2010 and 2009 (dollars in thousands):

	Tax (Expense) Benefit	Tax (Expense) Benefit	Tax (Expense) Benefit
For the year ended December 31, 2011:
	Before-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Foreign currency translation adjustments:
Change arising during year	$(40,873)	$1,886	$(38,987)
Foreign currency swap	4,858	(1,700)	3,158

Net foreign currency translation adjustments	(36,015)	186	(35,829)

Unrealized gains on investments:(1)
Unrealized net holding gains arising during the year	1,118,586	(302,134)	816,452
Less: Reclassification adjustment for net gains realized in net income	72,841	(25,494)	47,347

Net unrealized gains	1,045,745	(276,640)	769,105

Change in unrealized other-than-temporary impairments on fixed maturity securities	(1,901)	665	(1,236)

Unrealized pension and postretirement benefits:
Net prior service cost arising during the year	460	(185)	275
Net loss arising during the period	(25,441)	8,766	(16,675)

Unrealized pension and postretirement benefits, net	(24,981)	8,581	(16,400)

Other comprehensive income	$982,848	$(267,208)	$715,640

	Tax (Expense) Benefit	Tax (Expense) Benefit	Tax (Expense) Benefit
For the year ended December 31, 2010:
	Before-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Foreign currency translation adjustments:
Change arising during year	$83,384	$3,110	$86,494
Foreign currency swap	(41,302)	14,456	(26,846)

Net foreign currency translation adjustments	42,082	17,566	59,648

Unrealized gains on investments:
Unrealized net holding gains arising during the year	849,226	(279,620)	569,606
Less: Reclassification adjustment for net gains realized in net income	41,069	(14,374)	26,695

Net unrealized gains	808,157	(265,246)	542,911

Change in unrealized other-than-temporary impairments on fixed maturity securities	6,279	(2,198)	4,081

Unrealized pension and postretirement benefits:
Net prior service cost arising during the year	(321)	108	(213)
Net gain arising during the period	2,798	(1,019)	1,779

Unrealized pension and postretirement benefits, net	2,477	(911)	1,566

Other comprehensive income	$858,995	$(250,789)	$608,206

For the year ended December 31, 2009:
	Before-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Foreign currency translation adjustments:
Change arising during year	$205,472	$(9,122)	$196,350
Foreign currency swap	(8,102)	2,836	(5,266)

Net foreign currency translation adjustments	197,370	(6,286)	191,084

Unrealized gains (losses) on investments:
Unrealized net holding gains arising during the year	949,091	(331,182)	617,909
Less: Reclassification adjustment for net losses realized in net income	(84,348)	29,522	(54,826)

Net unrealized gains	1,033,439	(360,704)	672,735

Change in unrealized other-than-temporary impairments on fixed maturity securities	(16,045)	5,616	(10,429)

Unrealized pension and postretirement benefits:
Net prior service cost arising during the year	(422)	141	(281)
Net loss arising during the period	(1,800)	613	(1,187)

Unrealized pension and postretirement benefits, net	(2,222)	754	(1,468)

Other comprehensive income	$1,212,542	$(360,620)	$851,922

(1)	Includes cash flow hedges. See Note 5 - “Derivative Instruments” for additional information on cash flow hedges.

A summary of the components of net unrealized appreciation (depreciation) of balances carried at fair value is as follows (dollars in thousands):

	00Tax (Expense) Benefit00	00Tax (Expense) Benefit00	00Tax (Expense) Benefit00
For the years ended December 31,	2011	2010	2009
Change in net unrealized appreciation (depreciation) on:
Fixed maturity securities available-for-sale	$1,058,505	$813,174	$1,004,303
Other investments(1)	(7,213)	16,933	58,930
Effect on unrealized appreciation on:
Deferred policy acquisition costs	(7,448)	(15,671)	(45,839)

Net unrealized appreciation	$1,043,844	$814,436	$1,017,394

(1)	Includes cash flow hedges. See Note 5 - “Derivative Instruments” for additional information on cash flow hedges.

The balance of and changes in each component of AOCI were as follows (dollars in thousands):

	0Comprehensive0	0Comprehensive0	0Comprehensive0	0Comprehensive0
	Accumulated Currency Translation Adjustments	Unrealized Appreciation (Depreciation) of Investments	Pension and Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
For the year ended December 31, 2011
Balance, beginning of year	$270,526	$651,449	$(14,560)	$907,415
Change in foreign currency translation adjustments	(35,829)	--	--	(35,829)
Unrealized gain on investments(1)	--	769,105	--	769,105
Change in other-than-temporary impairment losses on fixed maturity securities	--	(1,236)	--	(1,236)
Changes in pension and other postretirement plan adjustments	--	--	(16,400)	(16,400)

Balance, end of year	$234,697	$1,419,318	$(30,960)	$1,623,055

For the year ended December 31, 2010
Balance, beginning of year	$210,878	$104,457	$(16,126)	$299,209
Change in foreign currency translation adjustments	59,648	--	--	59,648
Unrealized gain on investments	--	542,911	--	542,911
Change in other-than-temporary impairment losses on fixed maturity securities	--	4,081	--	4,081
Changes in pension and other postretirement plan adjustments	--	--	1,566	1,566

Balance, end of year	$270,526	$651,449	$(14,560)	$907,415

For the year ended December 31, 2009
Balance, beginning of year	$19,794	$(553,407)	$(14,658)	$(548,271)
Change in foreign currency translation adjustments	191,084	--	--	191,084
Unrealized gain on investments	--	672,735	--	672,735
Change in other-than-temporary impairment losses on fixed maturity securities	--	(10,429)	--	(10,429)
Cumulative effect of accounting change	--	(4,442)	--	(4,442)
Changes in pension and other postretirement plan adjustments	--	--	(1,468)	(1,468)

Balance, end of year	$210,878	$104,457	$(16,126)	$299,209

(1)	Includes cash flow hedges. See Note 5 - “Derivative Instruments” for additional information on cash flow hedges.

Note 19	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Years Ended December 31,
(in thousands, except per share data)

2011	First	Second	Third	Fourth
Total Revenues	$2,282,435	$2,203,977	$1,994,907	$2,348,219
Total benefits and expenses	2,040,586	2,003,571	1,823,367	2,127,634
Income before income taxes	241,849	200,406	171,540	220,585
Net Income	160,816	132,888	147,385	158,531

Earnings Per Share:
Basic earnings per share	$2.20	$1.80	$2.00	$2.16
Diluted earnings per share	2.18	1.78	1.98	2.15

Dividends declared per share	$0.12	$0.12	$0.18	$0.18

Market price of common stock
Quarter end	$62.78	$60.86	$45.95	$52.25
Common stock price, high	63.14	63.73	64.32	55.51
Common stock price, low	53.92	58.40	44.51	44.67

Total outstanding common shares – end of period	73,797	74,076	73,267	73,368

2010	First	Second	Third	Fourth
Total Revenues	$2,100,185	$1,931,877	$1,955,539	$2,274,129
Total benefits and expenses	1,906,870	1,733,805	1,758,366	1,998,872
Income before income taxes	193,315	198,072	197,173	275,257
Net Income	122,439	127,019	128,232	196,712

Earnings Per Share:
Basic earnings per share	$1.68	$1.74	$1.75	$2.68
Diluted earnings per share	1.64	1.70	1.72	2.62

Dividends declared per share	$0.12	$0.12	$0.12	$0.12

Market price of common stock
Quarter end	$52.52	$45.71	$48.29	$53.71
Common stock price, high	52.64	56.49	51.09	54.89
Common stock price, low	44.89	44.21	42.72	47.30

Total outstanding common shares – end of period	73,103	73,154	73,172	73,363

Reinsurance Group of America, Incorporated common stock is traded on the New York Stock Exchange (NYSE) under the symbol “RGA”. There were 82,599 stockholders of record of RGA’s common stock on January 31, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Reinsurance Group of America, Incorporated

Chesterfield, Missouri

We have audited the accompanying consolidated balance sheets of Reinsurance Group of America, Incorporated and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules listed in the Index at Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Reinsurance Group of America, Incorporated and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2, the Company changed its method of accounting for other-than-temporary impairments, as required by accounting guidance adopted on April 1, 2009.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

St. Louis, Missouri

February 28, 2012

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

There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Financial management has documented and evaluated the effectiveness of the internal control of the Company as of December 31, 2011 pertaining to financial reporting in accordance with the criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In the opinion of management, the Company maintained effective internal control over financial reporting as of December 31, 2011.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Reinsurance Group of America, Incorporated

Chesterfield, Missouri

We have audited the internal control over financial reporting of Reinsurance Group of America, Incorporated and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2011 of the Company and our report dated February 28, 2012 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

St. Louis, Missouri

February 28, 2012

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

Executive Officers

The following is certain additional information concerning each individual who is an executive officer of the Company or its primary operating subsidiary, RGA Reinsurance Company.

William L. Hutton, 51, is Executive Vice President, General Counsel and Secretary of the Company. Mr. Hutton joined General American as Counsel in 1998, and served as Associate General Counsel of the Company from 2008-2011. Mr. Hutton also serves as an officer of several RGA subsidiaries.

Todd C. Larson, 48, is Executive Vice President, Corporate Finance and Treasurer. Mr. Larson previously was Assistant Controller at Northwestern Mutual Life Insurance Company from 1994 through 1995 and prior to that position was an accountant for KPMG LLP from 1985 through 1993. Mr. Larson also serves as a director and officer of several RGA subsidiaries.

Jack B. Lay, 57, is Senior Executive Vice President and Chief Financial Officer. Prior to joining the Company in 1994, Mr. Lay served as Second Vice President and Associate Controller at General American. In that position, he was responsible for all external financial reporting as well as merger and acquisition support. Before joining General American in 1991, Mr. Lay was a partner in the financial services practice with the St. Louis office of KPMG LLP. Mr. Lay also serves as a director and officer of several RGA subsidiaries.

Alain Néemeh, 44, is President and Chief Executive Officer of RGA Life Reinsurance Company of Canada and Head of Global Mortality Products. He served as Executive Vice President of Operations and Chief Financial Officer of RGA Canada from 2001 until he attained his current position in 2006. He joined the finance area at RGA Canada in 1997 from KPMG LLP, where he provided audit and other services to a variety of clients in the financial services, manufacturing and retail sectors.

Paul A. Schuster, 57, is Senior Executive Vice President, Global Group, Health and Long Term Care, and Global Financial Solutions. He served as Senior Vice President, U.S. Division from January 1997 to December 1998. Mr. Schuster was Reinsurance Actuarial Vice President in 1995 and Senior Vice President & Chief Actuary of the Company in 1996. Prior to the formation of RGA, Mr. Schuster served as Second Vice President and Reinsurance Actuary of General American. Prior to joining General American in 1991, he served as Vice President and Assistant Director of Reinsurance Operations of the ITT Lyndon Insurance Group from 1988 to 1991 and in a variety of actuarial positions with General Reassurance Corporation from 1976 to 1988. Mr. Schuster also serves as a director and officer of several RGA subsidiaries.

A. Greig Woodring, 60, is President and Chief Executive Officer of the Company. Mr. Woodring also headed the reinsurance business of General American Life Insurance Company from 1986 until the Company’s formation in December 1992. He also serves as a director and officer of a number of subsidiaries of the Company.

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

Also available on the Company’s website are the following other items: Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter and Finance, Investment and Risk Management Committee Charter (collectively “Governance Documents”).

The Company will provide without charge upon written or oral request, a copy of any of the Codes of Conduct or Governance Documents. Requests should be directed to Investor Relations, Reinsurance Group of America, Incorporated, 1370 Timberlake Manor Parkway, Chesterfield, MO 63017, by electronic mail (investrelations@rgare.com) or by telephone (636-300-8828).

In accordance with the Securities Exchange Act of 1934, the Company’s board of directors has established a standing audit committee. The board of directors has determined, in its judgment, that all of the members of the audit committee are independent within the meaning of SEC regulations and the listing standards of the New York Stock Exchange (“NYSE”). The board of directors has determined, in its judgment, that Messrs. Bartlett, Boot, Danahy, Tulin and Ms. Lomax are qualified as audit committee financial experts within the meaning of SEC regulations and the board has determined that each of them has accounting and related financial management expertise within the meaning of the listing standards of the NYSE. The audit committee charter provides that members of the audit committee may not simultaneously serve on the audit committee of more than two other public companies unless such member demonstrates that he or she has the ability to devote the time and attention that are required to serve on multiple audit committees.

Additional information with respect to Directors and Executive Officers of the Company is incorporated by reference to the Proxy Statement under the captions “Nominees and Continuing Directors”, “Board of Directors and Committees”, and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Item 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Information of this subject is found in the Proxy Statement under the captions “Securities Ownership of Directors, Management and Certain Beneficial Owners”, and is incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulations 14A within 120 days of the end of the Company’s fiscal year.

The following table summarizes information regarding securities authorized for issuance under equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	3,906,803	(1)	$46.30	(2)(3)	2,723,483	(4)
Equity compensation plans not approved by security holders	--		--		--
Total	3,906,803	(1)	$46.30	(2)(3)	2,723,483	(4)
(1)

Includes the number of securities to be issued upon exercises under the following plans: Flexible Stock Plan - 3,856,546; Flexible Stock Plan for Directors – 11,575; and Phantom Stock Plan for Directors – 44,257.

(2)

Does not include 755,666 performance contingent units outstanding under the Flexible Stock Plan or 44,257 phantom units outstanding under the Phantom Stock Plan for Directors because those securities do not have an exercise price (i.e. a unit is a hypothetical share of Company common stock with a value equal to the fair market value of the common stock).

(3)	Reflects the blended weighted-average exercise price of outstanding options under the Flexible Stock Plan $46.33 and Flexible Stock Plan for Directors $27.29.
(4)

Includes the number of securities remaining available for future issuance under the following plans: Flexible Stock Plan – 2,640,641; Flexible Stock Plan for Directors – 71,428; and Phantom Stock Plan for Directors – 11,414.

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

PART IV

Item 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

The following consolidated statements are included within Item 8 under the following captions:

2. Schedules, Reinsurance Group of America, Incorporated and Subsidiaries

Schedule		Page
I	Summary of Investments	141
II	Condensed Financial Information of the Registrant	142-143
III	Supplementary Insurance Information	144-145
IV	Reinsurance	146
V	Valuation and Qualifying Accounts	147

All other schedules specified in Regulation S-X are omitted for the reason that they are not required, are not applicable, or that equivalent information has been included in the consolidated financial statements, and notes thereto, appearing in Item 8.

3. Exhibits

See the Index to Exhibits on page 149.

REINSURANCE GROUP OF AMERICA, INCORPORATED

SCHEDULE I-SUMMARY OF INVESTMENTS-OTHER THAN

INVESTMENTS IN RELATED PARTIES

December 31, 2011

(in millions)

Type of Investment	Cost	Fair Value	Amount at Which Shown in the Balance Sheets(1)
Fixed maturity securities:
Bonds:
United States government and government agencies and authorities	$341	$374	$374
State and political subdivisions	184	205	205
Foreign governments(2)	3,880	5,289	5,289
Public utilities	1,116	1,255	1,255
Mortgage-backed and asset-backed securities	2,845	2,872	2,872
All other corporate bonds	5,817	6,206	6,206

Total fixed maturity securities	14,183	16,201	16,201

Equity securities	35	36	36
Non-redeemable preferred stock	83	78	78
Mortgage loans on real estate	992	XXXX	992
Policy loans	1,260	XXXX	1,260
Funds withheld at interest	5,410	XXXX	5,410
Short-term investments	89	XXXX	89
Other invested assets	899	XXXX	899

Total investments	$22,951	XXXX	$24,965

(1)	Fixed maturity securities are classified as available-for-sale and carried at fair value.
(2)	Includes fixed maturities directly issued by foreign governments, supranational and foreign government-sponsored enterprises.

REINSURANCE GROUP OF AMERICA, INCORPORATED

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

December 31,

(dollars in thousands)

	2011	2010	2009
CONDENSED BALANCE SHEETS
Assets:
Fixed maturity securities available-for-sale, at fair value	$467,306	$482,188
Short-term and other investments	44,825	64,135
Cash and cash equivalents	71,506	31,698
Investment in subsidiaries	7,198,015	5,882,567
Loans to subsidiaries	775,000	350,000
Other assets	132,841	100,282

Total assets	$8,689,493	$6,910,870

Liabilities and stockholders’ equity:
Short-term and long-term debt - unaffiliated(1)	$1,494,615	$1,296,337
Long-term debt - affiliated(2)	500,000	164,919
Other liabilities	557,773	409,047
Stockholders’ equity	6,137,105	5,040,567

Total liabilities and stockholders’ equity	$8,689,493	$6,910,870

CONDENSED STATEMENTS OF INCOME
Interest / dividend income(3)	$245,631	$128,448	$44,588
Investment related gains (losses), net	1,723	2,944	(3,417)
Operating expenses	(32,550)	(19,442)	(17,965)
Interest expense	(111,600)	(96,556)	(73,673)

Income (loss) before income tax and undistributed earnings of subsidiaries	103,204	15,394	(50,467)
Income tax expense (benefit)	10,965	7,880	(24,228)

Net income (loss) before undistributed earnings of subsidiaries	92,239	7,514	(26,239)
Equity in undistributed earnings of subsidiaries	507,381	566,888	433,325

Net income	$599,620	$574,402	$407,086

(1)	Short-term and long-term debt - unaffiliated consists of the following:
	2011	2010
$400 million 6.75% Junior Subordinated Debentures due 2065	$398,652	$398,650
$400 million 5.00% Senior Notes due 2021	397,920	--
$400 million 6.45% Senior Notes due 2019	399,466	399,398
$300 million 5.625% Senior Notes due 2017	298,577	298,304
$200 million 6.75% Senior Notes due 2011 (short-term)	--	199,985

Total	$1,494,615	$1,296,337

(2)	Long-term debt - affiliated in 2011 consists of $500,000 of subordinated debt issued to various operating subsidiaries and in 2010 consists of $164,919 of subordinated debt issued to RGA Capital Trust I.

(3)	Interest/Dividend income includes $190,000 and $80,000 of cash dividends received from consolidated subsidiaries in 2011 and 2010, respectively. No cash dividends from consolidated subsidiaries are included in 2009.

REINSURANCE GROUP OF AMERICA, INCORPORATED

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT (continued)

December 31,

(dollars in thousands)

	2011	2010	2009
CONDENSED STATEMENTS OF CASH FLOWS
Operating activities:
Net income	$599,620	$574,402	$407,086
Equity in earnings of subsidiaries	(507,381)	(566,888)	(433,325)
Loss on retirement of trust preferred securities	4,391	--	--
Foreign currency gain on repayment of debt	--	--	(4,826)
Other, net	143,716	12,205	31,975

Net cash provided by operating activities	$240,346	$19,719	$910

Investing activities:
Sales of fixed maturity securities available-for-sale	$171,791	$169,910	$217,141
Purchases of fixed maturity securities available-for-sale	(116,010)	(214,025)	(454,504)
Purchases of subsidiary debt securities	(475,000)	(100,000)	(226,550)
Maturities of subsidiary debt securities	50,000	226,550	--
Change in short-term and other invested assets	(2,055)	7,688	(7,526)
Capital contributions to subsidiaries	(105,575)	(73,950)	(91,000)

Net cash provided by (used in) investing activities	(476,849)	16,173	(562,439)

Financing activities:
Dividends to stockholders	(44,229)	(35,170)	(26,212)
Purchases of treasury stock	(380,345)	(718)	(1,607)
Excess tax benefits from share-based payment arrangement	4,933	(2,255)	2,605
Exercise of stock options, net	6,449	2,277	6,301
Change in cash collateral for derivative positions	--	6,759	(14,189)
Principal payments on debt	(200,000)	--	(22,539)
Maturity of trust preferred securities	(159,473)	--	--
Proceeds from unaffiliated long-term debt issuance, net	394,388	--	396,344
Proceeds from affiliated long-term debt issuance	500,000	--	--
Proceeds from redemption and remarketing of trust preferred securities	154,588	--	2

Net cash (used in) provided by financing activities	276,311	(29,107)	340,705

Net change in cash and cash equivalents	39,808	6,785	(220,824)
Cash and cash equivalents at beginning of year	31,698	24,913	245,737

Cash and cash equivalents at end of year	$71,506	$31,698	$24,913

REINSURANCE GROUP OF AMERICA, INCORPORATED

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

(dollars in thousands)

	$0000,000,000	$0000,000,000	$0000,000,000	$0000,000,000	$0000,000,000	$0000,000,000
	As of December 31,
	Deferred Policy Acquisition Costs		Future Policy Benefits and Interest-Sensitive Contract Liabilities		Other Policy Claims and Benefits Payable
	Assumed	Ceded	Assumed	Ceded	Assumed	Ceded
2011
U.S. operations	$2,749,850	$(35,292)	$13,236,536	$(221,872)	$1,094,172	$(71,323)
Canada operations	355,585	(524)	2,762,175	(215,176)	192,187	(20,364)
Europe & South Africa operations	432,813	(12,092)	718,167	(32,945)	573,019	(22,166)
Asia Pacific operations	537,422	(13,778)	1,567,628	(68,533)	970,756	(40,964)
Corporate and Other	--	--	13,465	--	11,239	(217)

Total	$4,075,670	$(61,686)	$18,297,971	$(538,526)	$2,841,373	$(155,034)

2010
U.S. operations	$2,500,391	$(34,550)	$12,457,977	$(206,375)	$1,075,515	$(104,039)
Canada operations	346,498	(776)	2,703,322	(217,174)	181,326	(42,924)
Europe & South Africa operations	448,304	(13,348)	604,696	(31,366)	482,033	(22,120)
Asia Pacific operations	493,417	(13,684)	1,270,075	(64,455)	842,893	(34,726)
Corporate and Other	191	--	13,200	--	16,174	(508)

Total	$3,788,801	$(62,358)	$17,049,270	$(519,370)	$2,597,941	$(204,317)

REINSURANCE GROUP OF AMERICA, INCORPORATED

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION (continued)

(dollars in thousands)

	$00,000,000,0000	$00,000,000,0000	$00,000,000,0000	$00,000,000,0000	$00,000,000,0000
	Year ended December 31,
	Premium Income	Net Investment Income	Policyholder Benefits and Interest Credited	Amortization of DAC	Other Operating Expenses
2011
U.S. operations	$3,992,678	$853,847	$(3,787,418)	$(354,827)	$(331,412)
Canada operations	835,298	184,101	(673,105)	(148,477)	(63,633)
Europe & South Africa operations	1,194,477	41,557	(1,001,921)	(38,280)	(106,821)
Asia Pacific operations	1,304,490	83,515	(1,077,982)	(160,816)	(123,174)
Corporate and Other	8,744	118,177	(768)	(258)	(126,266)

Total	$7,335,687	$1,281,197	$(6,541,194)	$(702,658)	$(751,306)

2010
U.S. operations	$3,797,081	$861,284	$(3,539,577)	$(640,539)	$(242,333)
Canada operations	797,206	165,138	(656,358)	(147,591)	(49,845)
Europe & South Africa operations	918,513	34,517	(734,392)	(42,436)	(95,051)
Asia Pacific operations	1,139,065	70,552	(926,383)	(120,161)	(106,885)
Corporate and Other	7,815	107,169	(427)	(830)	(95,105)

Total	$6,659,680	$1,238,660	$(5,857,137)	$(951,557)	$(589,219)

2009
U.S. operations	$3,320,723	$814,897	$(3,168,321)	$(606,005)	$(172,490)
Canada operations	614,831	137,750	(501,136)	(128,791)	(40,973)
Europe & South Africa operations	781,952	32,240	(656,485)	(35,631)	(82,423)
Asia Pacific operations	998,927	61,335	(817,052)	(93,823)	(90,667)
Corporate and Other	8,728	76,240	(170)	(858)	(79,652)

Total	$5,725,161	$1,122,462	$(5,143,164)	$(865,108)	$(466,205)

REINSURANCE GROUP OF AMERICA, INCORPORATED

SCHEDULE IV—REINSURANCE

(in millions)

	0Other Companies0	0Other Companies0	0Other Companies0	0Other Companies0	0Other Companies0
	As of or for the Year ended December 31,
	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amounts	Percentage of Amount Assumed to Net
2011
Life insurance in force	$76	$39,987	$2,664,353	$2,624,442	101.52%
Premiums
U.S. operations	$2.6	$197.0	$4,187.1	$3,992.7	104.87%
Canada operations	--	104.7	940.1	835.3	112.55
Europe & South Africa operations	--	30.0	1,224.4	1,194.5	102.50
Asia Pacific operations	--	36.8	1,341.3	1,304.5	102.82
Corporate and Other	--	--	8.7	8.7	100.00

Total	$2.6	$368.5	$7,701.6	$7,335.7	104.99%

2010
Life insurance in force	$74	$42,582	$2,540,317	$2,497,809	101.70%
Premiums
U.S. operations	$2.7	$196.6	$3,991.0	$3,797.1	105.11%
Canada operations	--	280.6	1,077.8	797.2	135.20
Europe & South Africa operations	--	32.4	950.9	918.5	103.53
Asia Pacific operations	--	31.6	1,170.7	1,139.1	102.77
Corporate and Other	--	--	7.8	7.8	100.00

Total	$2.7	$541.2	$7,198.2	$6,659.7	108.09%

2009
Life insurance in force	$72	$46,897	$2,325,041	$2,278,216	102.06%
Premiums
U.S. operations	$2.3	$193.2	$3,511.6	$3,320.7	105.75%
Canada operations	--	268.0	882.9	614.9	143.58
Europe & South Africa operations	--	28.9	810.9	782.0	103.70
Asia Pacific operations	--	28.9	1,027.8	998.9	102.89
Corporate and Other	--	--	8.7	8.7	100.00

Total	$2.3	$519.0	$6,241.9	$5,725.2	109.03%

REINSURANCE GROUP OF AMERICA, INCORPORATED

SCHEDULE V—VALUATION AND QUALIFYING ACCOUNTS

(in millions)

	Balance at End of	Balance at End of	Balance at End of	Balance at End of	Balance at End of
Description	Balance at Beginning of Period	Charges to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
2011
Allowance on income taxes	$3.8	$--	$5.4	$0.7	$8.5
Valuation allowance for mortgage loans	6.2	9.5	--	3.9	11.8

2010
Allowance on income taxes	$3.4	$--	$3.1	$2.7	$3.8
Valuation allowance for mortgage loans	5.8	7.4	--	7.0	6.2

2009
Allowance on income taxes	$7.9	$--	$--	$4.5	$3.4
Valuation allowance for mortgage loans	0.5	8.4	--	3.1	5.8

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Reinsurance Group of America, Incorporated.

By:	/s/ A. Greig Woodring
A. Greig Woodring
President and Chief Executive Officer

Date: February 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2012.

	Signatures		Title

	/s/ J. Cliff Eason	February 28, 2012*	Chairman of the Board and Director

J. Cliff Eason

	/s/A. Greig Woodring	February 28, 2012	President, Chief Executive Officer, and Director (Principal Executive Officer)

A. Greig Woodring

	/s/ William J. Bartlett	February 28, 2012*	Director

William J. Bartlett

	/s/ Arnoud W.A. Boot	February 28, 2012*	Director

Arnoud W.A. Boot

	/s/ John F. Danahy	February 28, 2012*	Director

John F. Danahy

	/s/ Alan C. Henderson	February 28, 2012*	Director

Alan C. Henderson

	/s/Janis Rachel Lomax	February 28, 2012*	Director

Janis Rachel Lomax

	/s/ Frederick J. Sievert	February 28, 2012*	Director

Frederick J. Sievert

	/s/ Stanley B. Tulin	February 28, 2012*	Director

Stanley B. Tulin

	/s/ Jack B. Lay	February 28, 2012	Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Jack B. Lay

*	By: /s/ Jack B. Lay	February 28, 2012

Jack B. Lay Attorney-in-fact

Index to Exhibits

Exhibit Number	Description

2.1	Reinsurance Agreement, dated as of December 31, 1992 between General American Life Insurance Company (“General American”) and General American Life Reinsurance Company of Canada (“RGA Canada”), incorporated by reference to Exhibit 2.1 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993

2.2	Retrocession Agreement, dated as of July 1, 1990 between General American and The National Reinsurance Company of Canada, as amended between RGA Canada and General American on December 31, 1992, incorporated by reference to Exhibit 2.2 Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993

2.3	Reinsurance Agreement, dated as of January 1, 1993 between RGA Reinsurance Company (formerly “Saint Louis Reinsurance Company”) and General American, incorporated by reference to Exhibit 2.3 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993

2.4	Recapitalization and Distribution Agreement, dated as of June 1, 2008, by and between Reinsurance Group of America, Incorporated (“RGA”) and MetLife, Inc. (the schedules of which have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be furnished supplementally to the SEC upon request), incorporated by reference to Exhibit 2.1 of Current Report on Form 8-K filed on June 5, 2008

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K filed on November 25, 2008

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 of Current Report on Form 8-K filed on November 25, 2008

4.1	Form of stock certificate for RGA’s common stock, incorporated by reference to Exhibit 4 to RGA’s registration statement on Form 8-A filed on November 17, 2008

4.2	Form of Senior Indenture between RGA and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.1 to the Registration Statements on Form S-3 (File Nos. 333-55304, 333-55304-01 and 333-55304-02), filed on February 9, 2001, as amended (the “Original S-3”)

4.3	Second Supplemental Senior Indenture, dated as of March 9, 2007, by and between RGA and The Bank of New York Trust Company, N.A., as successor trustee to The Bank of New York, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated March 6, 2007 (File No. 1-11848), filed March 12, 2007

4.4	Third Supplemental Senior Indenture, dated as of November 3, 2009, by and between RGA and the Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated November 6, 2009 (File No. 1-11848), filed November 9, 2009

4.5	Fourth Supplemental Senior Indenture, dated as of May 27, 2011, by and between RGA and The Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated May 27, 2011 (File No. 1-11848), filed May 31, 2011

4.6	Form of Junior Subordinated Indenture, incorporated by reference to Exhibit 4.3 of the Original S-3

4.7	Form of Second Supplemental Junior Subordinated Indenture between RGA and The Bank of New York, as Trustee, relating to the 6 3/4 Junior Subordinated Debentures Due 2065, incorporated by reference to Exhibit 4.2 to Form 8-K dated December 5, 2005 (File No. 1-11848), filed on December 9, 2005

10.1	Management Agreement, dated as of January 1, 1993 between RGA Canada and General American, incorporated by reference to Exhibit 10.7 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993*

10.2	Standard Form of General American Automatic Agreement, incorporated by reference to Exhibit 10.11 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993

10.3	Standard Form of General American Facultative Agreement, incorporated by reference to Exhibit 10.12 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993

10.4	Standard Form of General American Automatic and Facultative YRT Agreement, incorporated by reference to Exhibit 10.13 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993

10.5	RGA 2008 Management Incentive Plan, effective May 21, 2008, incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on July 21, 2008*

10.6	RGA Reinsurance Company Management Deferred Compensation Plan (ended January 1, 1995), incorporated by reference to Exhibit 10.18 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993*

10.7	RGA Reinsurance Company Executive Deferred Compensation Plan (ended January 1, 1995), incorporated by reference to Exhibit 10.19 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993*

10.8	RGA Reinsurance Company Executive Supplemental Retirement Plan (ended January 1, 1995), incorporated by reference to Exhibit 10.20 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993*

10.9	RGA Reinsurance Company Augmented Benefit Plan (ended January 1, 1995), incorporated by reference to Exhibit 10.21 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993*

10.10	RGA Flexible Stock Plan as amended and restated effective July 1, 1998 and as further amended by Amendment on March 16, 2000, Second Amendment on May 28, 2003, Third Amendment on May 26, 2004, Fourth Amendment on May 23, 2007, Fifth Amendment on May 21, 2008, Sixth Amendment on May 8, 2011, and Seventh Amendment on May 18, 2011, incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K dated May 18, 2011 (File No. 1-11848), filed May 20, 2011*

10.11	Form of RGA Flexible Stock Plan Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated September 10, 2004 (File No. 1-11848), filed on September 10, 2004*

10.12	Form of RGA Flexible Stock Plan Performance Contingent Restricted Stock Agreement, incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated September 10, 2004 (File No. 1-11848), filed on September 10, 2004*

10.13	Form of Stock Appreciation Right Award Agreement, dated February 22, 2011, incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed February 25, 2011*

10.14	RGA Flexible Stock Plan for Directors, as amended and restated effective May 28, 2003, incorporated by reference to Proxy Statement on Schedule 14A for the annual meeting of shareholders on May 28, 2003, filed on April 10, 2003*

10.15	RGA Phantom Stock Plan for Directors, as amended effective January 1, 2003, incorporated by reference to Proxy Statement on Schedule 14A for the annual meeting of shareholders on May 28, 2003, filed on April 10, 2003*

10.16	Directors’ Compensation Summary Sheet*

10.17	Credit Agreement, dated as of December 15, 2011, by and among RGA, the lenders named therein, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and L/C Issuer, Bank of America, N.A. and JPMorgan Chase Bank, N.A. as Joint Syndication Agents and The Bank of Tokyo-Mitsubishi UFJ, Ltd., Barclays Bank PLC, Mizuho Corporate Bank, Ltd., and U.S. Bank, National Association, as Co-Documentation Agents incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 19, 2011 (File No. 1-11848), filed December 20, 2011

10.18	Form of Directors’ Indemnification Agreement incorporated by reference to Exhibit 10.23 to Form 10-K for the period ended December 31, 2010 (File No. 1-11848), filed on February 28, 2011*

12.1	Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of RGA

23.1	Consent of Deloitte & Touche LLP

24.1	Powers of Attorney for Messrs. Bartlett, Boot, Danahy, Eason, Henderson, Sievert and Tulin and Ms. Lomax

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2010 and 2011, (ii) Consolidated Statements of Income for the years ended December 31, 2009, 2010 and 2011, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2009, 2010 and 2011, (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009, 2010 and 2011, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2010 and 2011, and (vi) Notes to Consolidated Financial Statements for the year ended December 31, 2011. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act or the Exchange Act, or otherwise subject to liability under those sections, except as shall be expressly set forth by specific reference in such filing.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15 of this Report.