Form 10-Q
period 2012-03-31
REINSURANCE GROUP OF AMERICA INC
filed 2012-05-07
CIK 898174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes   ☐    No  ☒

As of April 30, 2012, 73,712,236 shares of the registrant’s common stock were outstanding.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2012	December 31, 2011
	(Dollars in thousands, except share data)
Assets
Fixed maturity securities:
Available-for-sale at fair value (amortized cost of $14,814,859 and $14,182,880 at March 31, 2012 and December 31, 2011, respectively)	$16,794,057	$16,200,950
Mortgage loans on real estate (net of allowances of $14,650 and $11,793 at March 31, 2012 and December 31, 2011, respectively)	1,040,733	991,731
Policy loans	1,260,070	1,260,400
Funds withheld at interest	5,472,532	5,410,424
Short-term investments	75,425	88,566
Other invested assets	867,507	1,012,541

Total investments	25,510,324	24,964,612
Cash and cash equivalents	873,933	962,870
Accrued investment income	173,629	144,334
Premiums receivable and other reinsurance balances	1,131,334	1,059,572
Reinsurance ceded receivables	597,508	626,194
Deferred policy acquisition costs	3,629,424	3,543,925
Other assets	369,930	332,466

Total assets	$32,286,082	$31,633,973

Liabilities and Stockholders’ Equity
Future policy benefits	$10,413,361	$9,903,886
Interest-sensitive contract liabilities	8,252,995	8,394,468
Other policy claims and benefits	2,984,681	2,841,373
Other reinsurance balances	132,389	118,219
Deferred income taxes	1,728,765	1,679,834
Other liabilities	777,678	810,775
Long-term debt	1,414,829	1,414,688
Collateral finance facility	652,029	652,032

Total liabilities	26,356,727	25,815,275

Commitments and contingent liabilities (See Note 8)

Stockholders’ Equity:
Preferred stock (par value $.01 per share; 10,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.01 per share; 140,000,000 shares authorized; shares issued: 79,137,758 at March 31, 2012 and December 31, 2011)	791	791
Additional paid-in-capital	1,736,184	1,727,774
Retained earnings	2,906,310	2,818,429
Treasury stock, at cost; 5,425,522 and 5,770,024 shares at March 31, 2012 and December 31, 2011, respectively	(325,732)	(346,449)
Accumulated other comprehensive income	1,611,802	1,618,153

Total stockholders’ equity	5,929,355	5,818,698

Total liabilities and stockholders’ equity	$32,286,082	$31,633,973

See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended March 31,
	2012	2011
	(Dollars in thousands, except per share data)
Revenues:
Net premiums	$1,863,482	$1,736,130
Investment income, net of related expenses	340,940	371,040
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(7,607)	(1,556)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	(7,221)	—
Other investment related gains (losses), net	58,348	125,176

Total investment related gains (losses), net	43,520	123,620
Other revenues	45,033	51,645

Total revenues	2,292,975	2,282,435

Benefits and Expenses:
Claims and other policy benefits	1,580,149	1,469,449
Interest credited	88,042	106,063
Policy acquisition costs and other insurance expenses	307,634	346,247
Other operating expenses	110,098	106,150
Interest expense	23,322	24,569
Collateral finance facility expense	2,967	3,202

Total benefits and expenses	2,112,212	2,055,680

Income before income taxes	180,763	226,755
Provision for income taxes	57,445	77,835

Net income	$123,318	$148,920

Earnings per share:
Basic earnings per share	$1.68	$2.03
Diluted earnings per share	$1.67	$2.02

Dividends declared per share	$0.18	$0.12

See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three months ended March 31,
	2012	2011
Comprehensive income:
Net income	$123,318	$148,920

Other comprehensive income:
Change in foreign currency translation adjustments	24,080	24,407
Change in net unrealized gain on investments	(35,415)	(35,818)
Change in other-than-temporary impairment losses on fixed maturity securities	4,694	—
Changes in pension and other postretirement plan adjustments	290	214

Total other comprehensive income	(6,351)	(11,197)

Total comprehensive income	$116,967	$137,723

See accompanying notes to condensed consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2012	2011
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$123,318	$148,920
Adjustments to reconcile net income to net cash provided by operating activities:
Change in operating assets and liabilities:
Accrued investment income	(28,616)	(26,763)
Premiums receivable and other reinsurance balances	(61,722)	85,908
Deferred policy acquisition costs	(65,583)	82,324
Reinsurance ceded receivable balances	28,686	(38,230)
Future policy benefits, other policy claims and benefits, and other reinsurance balances	554,354	227,509
Deferred income taxes	38,107	20,319
Other assets and other liabilities, net	5,944	(25,759)
Amortization of net investment premiums, discounts and other	(35,281)	(27,093)
Investment related gains, net	(43,520)	(123,620)
Excess tax benefits from share-based payment arrangement	30	(932)
Other, net	38,938	53,065

Net cash provided by operating activities	554,655	375,648

Cash Flows from Investing Activities:
Sales of fixed maturity securities available-for-sale	47,096	910,943
Maturities of fixed maturity securities available-for-sale	36,437	85,374
Purchases of fixed maturity securities available-for-sale	(572,345)	(1,087,526)
Cash invested in mortgage loans	(75,081)	(28,493)
Cash invested in funds withheld at interest	(33,083)	571
Principal payments on mortgage loans on real estate	22,081	11,843
Principal payments on policy loans	330	6,402
Change in short-term investments and other invested assets	65,256	(24,911)

Net cash used in investing activities	(509,309)	(125,797)

Cash Flows from Financing Activities:
Dividends to stockholders	(13,255)	(8,832)
Repurchase of collateral finance facility securities	—	(7,586)
Net borrowing under credit agreements	—	56,000
Proceeds from redemption and remarketing of trust preferred securities	—	154,588
Purchases of treasury stock	(4,118)	(335,955)
Excess tax benefits from share-based payment arrangement	(30)	932
Exercise of stock options, net	216	(5,811)
Change in cash collateral for derivative positions	(100,565)	(6,120)
Deposits on universal life and other investment type policies and contracts	37,303	13,724
Withdrawals on universal life and other investment type policies and contracts	(59,922)	(110,703)

Net cash used in financing activities	(140,371)	(249,763)
Effect of exchange rate changes on cash	6,088	3,923

Change in cash and cash equivalents	(88,937)	4,011
Cash and cash equivalents, beginning of period	962,870	463,661

Cash and cash equivalents, end of period	$873,933	$467,672

Supplementary information:
Cash paid for interest	$24,592	$12,846
Cash paid for income taxes, net of refunds	$15,112	$77,441

See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Basis of Presentation

Reinsurance Group of America, Incorporated (“RGA”) is an insurance holding company that was formed on December 31, 1992. The accompanying unaudited condensed consolidated financial statements of RGA and its subsidiaries (collectively, the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. There were no subsequent events that would require disclosure or adjustments to the accompanying condensed consolidated financial statements through the date the financial statements were issued. These unaudited condensed consolidated financial statements include the accounts of RGA and its subsidiaries and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2011 Annual Report on Form 10-K (“2011 Annual Report”) filed with the Securities and Exchange Commission on February 29, 2012.

The Company has adjusted the presentation of certain prior-period information to conform to the current presentation. Such adjustments reflect the retrospective adoption of the amended general accounting principles for Financial Services – Insurance as it relates to accounting for costs associated with acquiring or renewing insurance contracts. The financial statements and notes to the financial statements presented herein have been adjusted to reflect the retrospective adoption of the new accounting principles. See below for additional information. All intercompany accounts and transactions have been eliminated.

In October 2010, the FASB amended the general accounting principles for Financial Services – Insurance as it relates to accounting for costs associated with acquiring or renewing insurance contracts. This amendment clarifies that only those costs that result directly from and are essential to the contract transaction and that would not have been incurred had the contract transaction not occurred can be capitalized. It also defines acquisitions costs as costs that are related directly to the successful acquisitions of new or renewal insurance contracts. The Company adopted the amended general accounting principles on a retrospective basis on January 1, 2012. The Company believes retrospective adoption provides the most comparable and useful financial information for financial statement users. The financial statements and notes to the financial statements presented herein have been adjusted to reflect the retrospective adoption of the new accounting principles.

The following tables present the effects of the retrospective adoption of the new accounting principles to the Company’s previously reported consolidated balance sheet as of December 31, 2011 and condensed consolidated statement of income and condensed consolidated statement of cash flows for the three months ended March 31, 2011 (in thousands, except share amounts):

	December 31, 2011
	As Reported	Adjustments	As Amended
Assets
Deferred policy acquisition costs	$4,013,984	$(470,059)	$3,543,925

Liabilities and Stockholders’ Equity
Future policy benefits	9,903,503	383	9,903,886
Deferred income taxes	1,831,869	(152,035)	1,679,834
Stockholders’ Equity:
Retained earnings	3,131,934	(313,505)	2,818,429
Accumulated other comprehensive income	1,623,055	(4,902)	1,618,153

	Three months ended March 31, 2011
	As Reported	Adjustments	As Amended
Benefits and Expenses:
Policy acquisition costs and other insurance expenses	$331,153	$15,094	$346,247

Income before income taxes	241,849	(15,094)	226,755

Provision for income taxes	81,033	(3,198)	77,835

Net income	$160,816	$(11,896)	$148,920

(Continued)	December 31, 2011
	As Reported	Adjustments	As Amended
Earnings per share:
Basic earnings per share	$2.20	$(0.17)	$2.03
Diluted earnings per share	$2.18	$(0.16)	$2.02

	Three months ended March 31, 2011
	As Reported	Adjustments	As Amended
Cash Flows from Operating Activities:
Net Income	$160,816	$(11,896)	$148,920
Change in operating assets and liabilities
Deferred policy acquisition costs	67,230	15,094	82,324
Deferred income taxes	23,517	(3,198)	20,319

2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share on net income (in thousands, except per share information):

	Three months ended March 31,
	2012	2011
Earnings:
Net income (numerator for basic and diluted calculations)	$123,318	$148,920
Shares:
Weighted average outstanding shares (denominator for basic calculation)	73,575	73,213
Equivalent shares from outstanding stock options	468	623

Denominator for diluted calculation	74,043	73,836

Earnings per share:
Basic	$1.68	$2.03
Diluted	$1.67	$2.02

The calculation of common equivalent shares does not include the impact of options having a strike or conversion price that exceeds the average stock price for the earnings period, as the result would be antidilutive. The calculation of common equivalent shares also excludes the impact of outstanding performance contingent shares, as the conditions necessary for their issuance have not been satisfied as of the end of the reporting period. For the three months ended March 31, 2012, approximately 1.4 million stock options and approximately 0.7 million performance contingent shares were excluded from the calculation. For the three months ended March 31, 2011, approximately 0.8 million stock options and approximately 0.8 million performance contingent shares were excluded from the calculation.

3. Accumulated Other Comprehensive Income

The balance of and changes in each component of accumulated other comprehensive income (“AOCI”) for the three months ended March 31, 2012 are as follows (dollars in thousands):

	Accumulated Other Comprehensive Income (Loss), Net of Income Tax
	Accumulated Currency Translation Adjustments	Unrealized Appreciation of Securities	Pension and Postretirement Benefits	Total
Balance, December 31, 2011	$229,795	$1,419,318	$(30,960)	$1,618,153
Change in component during the period	24,080	(30,721)	290	(6,351)

Balance, March 31, 2012	$253,875	$1,388,597	$(30,670)	$1,611,802

4. Investments

The Company had total cash and invested assets of $26.4 billion and $25.9 billion at March 31, 2012 and December 31, 2011, respectively, as illustrated below (dollars in thousands):

	March 31, 2012	December 31, 2011
Fixed maturity securities, available-for-sale	$16,794,057	$16,200,950
Mortgage loans on real estate	1,040,733	991,731
Policy loans	1,260,070	1,260,400
Funds withheld at interest	5,472,532	5,410,424
Short-term investments	75,425	88,566
Other invested assets	867,507	1,012,541
Cash and cash equivalents	873,933	962,870

Total cash and invested assets	$26,384,257	$25,927,482

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

The Company participates in a securities borrowing program whereby securities, which are not reflected on the Company’s condensed consolidated balance sheets, are borrowed from a third party. The Company is required to maintain a minimum of 100% of the market value of the borrowed securities as collateral. The Company had borrowed securities with an amortized cost and an estimated fair value of $150.0 million as of March 31, 2012 and December 31, 2011. The borrowed securities are used to provide collateral under an affiliated reinsurance transaction.

Investment Income, Net of Related Expenses

Major categories of investment income, net of related expenses, consist of the following (dollars in thousands):

	Three months ended March 31,
	2012	2011
Fixed maturity securities available-for-sale	$191,418	$184,561
Mortgage loans on real estate	14,965	13,734
Policy loans	16,783	16,371
Funds withheld at interest	115,014	153,060
Short-term investments	988	925
Other invested assets	11,322	9,698

Investment revenue	350,490	378,349
Investment expense	9,550	7,309

Investment income, net of related expenses	$340,940	$371,040

Investment Related Gains (Losses), Net

Investment related gains (losses), net consist of the following (dollars in thousands):

	Three months ended March 31,
	2012	2011
Fixed maturities and equity securities available for sale:
Other-than-temporary impairment losses on fixed maturities	$(7,607)	$(1,556)
Portion of loss recognized in accumulated other comprehensive income (before taxes)	(7,221)	—

Net other-than-temporary impairment losses on fixed maturities recognized in earnings	(14,828)	(1,556)
Impairment losses on equity securities	(839)	—
Gain on investment activity	22,312	29,376
Loss on investment activity	(7,504)	(6,914)
Other impairment losses and change in mortgage loan provision	(5,843)	576
Derivatives and other, net	50,222	102,138

Net gains	$43,520	$123,620

The net other-than-temporary impairment losses on fixed maturity securities recognized in earnings of $14.8 million and $1.6 million in the first three months of 2012 and 2011, respectively, are primarily due to a decline in value of structured securities with exposure to commercial mortgages and corporate bankruptcies. The decrease in derivatives and other is primarily due to a decrease in the fair value of free-standing derivatives.

During the three months ended March 31, 2012 and 2011, the Company sold fixed maturity securities and equity securities with fair values of $248.1 million and $196.6 million at losses of $7.5 million and $6.9 million, respectively. The Company generally does not engage in short-term buying and selling of securities.

Other-Than-Temporary Impairments

As discussed in Note 2 – “Summary of Significant Accounting Policies” of the Company’s 2011 Annual Report, a portion of certain other-than-temporary impairment (“OTTI”) losses on fixed maturity securities are recognized in AOCI. For these securities the net amount recognized in earnings (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in AOCI. The following table sets forth the amount of pre-tax credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in AOCI, and the corresponding changes in such amounts (dollars in thousands):

	Three months ended
	2012	2011
Balance, beginning of period	$63,947	$47,291
Initial impairments—credit loss OTTI recognized on securities not previously impaired	1,902	—
Additional impairments—credit loss OTTI recognized on securities previously impaired	8,720	658
Credit loss OTTI previously recognized on securities impaired to fair value during the period	(11,381)	—
Credit loss OTTI previously recognized on securities which matured, paid down, prepaid or were sold during the period	(952)	—

Balance, end of period	$62,236	$47,949

Fixed Maturity and Equity Securities Available-for-Sale

The following tables provide information relating to investments in fixed maturity securities and equity securities by sector as of March 31, 2012 and December 31, 2011 (dollars in thousands):

March 31, 2012:	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	% of Total	Other-than- temporary impairments in AOCI
Available-for-sale:
Corporate securities	$7,518,983	$671,100	$78,629	$8,111,454	48.3%	$—
Canadian and Canadian provincial governments	2,610,735	1,229,402	797	3,839,340	22.9	—
Residential mortgage-backed securities	1,075,073	72,598	9,443	1,138,228	6.8	(710)
Asset-backed securities	448,688	11,390	45,551	414,527	2.5	(4,512)
Commercial mortgage-backed securities	1,302,734	104,586	64,899	1,342,421	8.0	(6,118)
U.S. government and agencies	257,928	22,500	1,335	279,093	1.6	—
State and political subdivisions	191,113	27,873	4,982	214,004	1.3	—
Other foreign government, supranational and foreign government-sponsored enterprises	1,409,605	49,908	4,523	1,454,990	8.6	—

Total fixed maturity securities	$14,814,859	$2,189,357	$210,159	$16,794,057	100.0%	$(11,340)

Non-redeemable preferred stock	$77,766	$4,963	$2,706	$80,023	81.6%
Other equity securities	16,046	3,446	1,487	18,005	18.4

Total equity securities	$93,812	$8,409	$4,193	$98,028	100.0%

December 31, 2011:	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	% of Total	Other-than- temporary impairments in AOCI
Available-for-sale:
Corporate securities	$6,931,958	$654,519	$125,371	$7,461,106	46.0%	$—
Canadian and Canadian provincial governments	2,507,802	1,362,160	29	3,869,933	23.9	—
Residential mortgage-backed securities	1,167,265	76,393	16,424	1,227,234	7.6	(1,042)
Asset-backed securities	443,974	11,692	53,675	401,991	2.5	(5,256)
Commercial mortgage-backed securities	1,233,958	87,750	79,489	1,242,219	7.7	(12,225)
U.S. government and agencies	341,087	32,976	61	374,002	2.3	—
State and political subdivisions	184,308	24,419	3,341	205,386	1.3	—
Other foreign government, supranational and foreign government-sponsored enterprises	1,372,528	50,127	3,576	1,419,079	8.7	—

Total fixed maturity securities	$14,182,880	$2,300,036	$281,966	$16,200,950	100.0%	$(18,523)

Non-redeemable preferred stock	$82,488	$4,677	$8,982	$78,183	68.6%
Other equity securities	35,352	1,903	1,538	35,717	31.4

Total equity securities	$117,840	$6,580	$10,520	$113,900	100.0%

The Company enters into various collateral arrangements that require both the pledging and acceptance of fixed maturity securities as collateral, which are excluded from the tables above. The Company pledged fixed maturity securities as collateral to derivative and reinsurance counterparties with an amortized cost of $37.4 million and $29.0 million, and an estimated fair value of $41.3 million and $32.6 million, as of March 31, 2012 and December 31, 2011 respectively, which are included in other invested assets in the condensed consolidated balance sheets.

The Company received fixed maturity securities as collateral from derivative and reinsurance counterparties with an estimated fair value of $30.1 million and $1.0 million, as of March 31, 2012 and December 31, 2011, respectively. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral; however, as of March 31, 2012 and December 31, 2011, none of the collateral had been sold or re-pledged.

As of March 31, 2012, the Company held securities with a fair value of $1,179.0 million that were issued by the Canadian province of Ontario and $1,083.2 million that were issued by an entity that is guaranteed by the Canadian province of

Quebec, both of which exceeded 10% of condensed consolidated stockholders’ equity. As of December 31, 2011, the Company held securities with a fair value of $1,171.2 million that were issued by the Canadian province of Ontario and $1,107.7 million that were issued by an entity that is guaranteed by the Canadian province of Quebec, both of which exceeded 10% of condensed consolidated stockholders’ equity.

The amortized cost and estimated fair value of fixed maturity securities available-for-sale at March 31, 2012 are shown by contractual maturity in the table below. Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At March 31, 2012, the contractual maturities of investments in fixed maturity securities were as follows (dollars in thousands):

	Amortized Cost	Fair Value
Available-for-sale:
Due in one year or less	$179,357	$180,864
Due after one year through five years	2,659,446	2,770,954
Due after five year through ten years	4,094,202	4,447,320
Due after ten years	5,055,359	6,499,742
Asset and mortgage-backed securities	2,826,495	2,895,177

Total	$14,814,859	$16,794,057

The tables below show the major industry types of the Company’s corporate fixed maturity holdings as of March 31, 2012 and December 31, 2011 (dollars in thousands):

March 31, 2012:	Amortized Cost	Estimated Fair Value	% of Total
Finance	$2,578,694	$2,686,141	33.1%
Industrial	3,751,858	4,109,403	50.7
Utility	1,179,592	1,306,787	16.1
Other	8,839	9,123	0.1

Total	$7,518,983	$8,111,454	100.0%

December 31, 2011:	Amortized Cost	Estimated Fair Value	% of Total
Finance	$2,411,175	$2,442,149	32.7%
Industrial	3,402,099	3,760,187	50.4
Utility	1,115,384	1,255,090	16.9
Other	3,300	3,680	—

Total	$6,931,958	$7,461,106	100.0%

The creditworthiness of Greece, Ireland, Italy, Portugal and Spain, commonly referred to as “Europe’s peripheral region,” is under ongoing stress and uncertainty due to high debt levels and economic weakness. The Company did not have exposure to sovereign fixed maturity securities, which includes global government agencies, from Europe’s peripheral region as of March 31, 2012 and December 31, 2011. In addition, the Company did not purchase or sell credit protection, through credit default swaps, referenced to sovereign entities of Europe’s peripheral region. The tables below show the Company’s exposure to sovereign fixed maturity securities originated in countries other than Europe’s peripheral region, included in “Other foreign government, supranational and foreign government-sponsored enterprises,” in Note 4 – “Investments,” as of March 31, 2012 and December 31, 2011 (dollars in thousands):

March 31, 2012:	Amortized Cost	Estimated Fair Value	% of Total
Australia	$455,583	$462,177	37.9%
Japan	199,435	203,543	16.7
United Kingdom	121,984	132,406	10.8
South Africa	59,393	60,381	5.0
New Zealand	53,981	53,238	4.4
Cayman Islands	48,374	51,807	4.2
Germany	42,434	44,326	3.6
Other	197,465	212,848	17.4

Total	$1,178,649	$1,220,726	100.0%

December 31, 2011:	Amortized Cost	Estimated Fair Value	% of Total
Australia	$437,713	$446,694	39.1%
Japan	214,994	219,276	19.2
United Kingdom	118,618	130,106	11.4
Germany	72,926	75,741	6.6
New Zealand	51,547	51,544	4.5
South Africa	37,624	38,528	3.4
South Korea	30,592	32,025	2.8
Other	139,927	148,792	13.0

Total	$1,103,941	$1,142,706	100.0%

The tables below show the Company’s exposure to non-sovereign fixed maturity securities and equity securities, based on the security’s country of issuance, from Europe’s peripheral region as of March 31, 2012 and December 31, 2011 (dollars in thousands):

March 31, 2012:	Amortized Cost	Estimated Fair Value	% of Total
Financial institutions:
Ireland	$4,160	$4,569	6.6%
Spain	25,656	23,715	34.3

Total financial institutions	29,816	28,284	40.9

Other:
Ireland	12,475	13,285	19.3
Italy	2,980	3,058	4.4
Spain	24,449	24,450	35.4

Total other	39,904	40,793	59.1

Total	$69,720	$69,077	100.0%

December 31, 2011:	Amortized Cost	Estimated Fair Value	% of Total
Financial institutions:
Ireland	$4,084	$4,397	5.9%
Spain	25,565	20,378	27.6

Total financial institutions	29,649	24,775	33.5

Other:
Ireland	12,474	13,149	17.8
Italy	2,898	2,808	3.8
Spain	34,459	33,137	44.9

Total other	49,831	49,094	66.5

Total	$79,480	$73,869	100.0%

Unrealized Losses for Fixed Maturity Securities Available-for-Sale

The following table presents the total gross unrealized losses for the 851 and 940 fixed maturity and equity securities as of March 31, 2012 and December 31, 2011, respectively, where the estimated fair value had declined and remained below amortized cost by the indicated amount (dollars in thousands):

	March 31, 2012		December 31, 2011
	Gross Unrealized Losses	% of Total	Gross Unrealized Losses	% of Total
Less than 20%	$92,037	42.9%	$131,155	44.8%
20% or more for less than six months	9,986	4.7	51,503	17.6
20% or more for six months or greater	112,329	52.4	109,828	37.6

Total	$214,352	100.0%	$292,486	100.0%

As of March 31, 2012 and December 31, 2011, respectively, 58.9% and 65.3% of these gross unrealized losses were associated with investment grade securities. The unrealized losses on these securities decreased primarily due to a decline in interest rates since December 31, 2011.

The Company’s determination of whether a decline in value is other-than-temporary includes analysis of the underlying credit and the extent and duration of a decline in value. The Company’s credit analysis of an investment includes determining whether the issuer is current on its contractual payments, evaluating whether it is probable that the Company will be able to collect all amounts due according to the contractual terms of the security and analyzing the overall ability of the Company to recover the amortized cost of the investment. The Company continues to consider valuation declines as a potential indicator of credit deterioration. The Company believes that due to fluctuating market conditions and an extended period of economic uncertainty, the extent and duration of a decline in value have become less indicative of when there has been credit deterioration with respect to a fixed maturity security since it may not have an impact on the ability of the issuer to service all scheduled payments and the Company’s evaluation of the recoverability of all contractual cash flows or the ability to recover an amount at least equal to amortized cost. In the Company’s impairment review process, the duration and severity of an unrealized loss position for equity securities are given greater weight and consideration given the lack of contractual cash flows or deferability features. As of March 31, 2012 and December 31, 2011, gross unrealized losses on equity securities greater than 20 percent and 12 months or more totaled $0.5 million.

The following tables present the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for 851 and 940 fixed maturity securities and equity securities that have estimated fair values below amortized cost as of March 31, 2012 and December 31, 2011, respectively (dollars in thousands). These investments are presented by class and grade of security, as well as the length of time the related market value has remained below amortized cost.

	Less than 12 months		12 months or greater		Total
March 31, 2012:	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Investment grade securities:
Corporate securities	$862,016	$21,354	$257,018	$39,896	$1,119,034	$61,250
Canadian and Canadian provincial governments	28,422	797	—	—	28,422	797
Residential mortgage-backed securities	73,291	1,148	49,221	6,875	122,512	8,023
Asset-backed securities	90,691	2,241	96,052	24,491	186,743	26,732
Commercial mortgage-backed securities	92,710	1,432	52,313	13,549	145,023	14,981
U.S. government and agencies	87,486	1,335	—	—	87,486	1,335
State and political subdivisions	27,839	3,462	12,020	1,520	39,859	4,982
Other foreign government, supranational and foreign government-sponsored enterprises	221,491	2,401	17,336	2,122	238,827	4,523

Total investment grade securities	1,483,946	34,170	483,960	88,453	1,967,906	122,623

Non-investment grade securities:
Corporate securities	147,646	9,931	47,308	7,448	194,954	17,379
Residential mortgage-backed securities	3,851	167	14,434	1,253	18,285	1,420
Asset-backed securities	11	30	25,023	18,789	25,034	18,819
Commercial mortgage-backed securities	32,637	1,201	61,562	48,717	94,199	49,918

Total non-investment grade securities	184,145	11,329	148,327	76,207	332,472	87,536

Total fixed maturity securities	$1,668,091	$45,499	$632,287	$164,660	$2,300,378	$210,159

Non-redeemable preferred stock	$7,603	$484	$19,099	$2,222	$26,702	$2,706
Other equity securities	20	183	5,537	1,304	5,557	1,487

Total equity securities	$7,623	$667	$24,636	$3,526	$32,259	$4,193

	Less than 12 months		12 months or greater		Total
December 31, 2011:	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Investment grade securities:
Corporate securities	$790,758	$40,180	$286,244	$63,117	$1,077,002	$103,297
Canadian and Canadian provincial governments	3,094	29	—	—	3,094	29
Residential mortgage-backed securities	128,622	3,549	58,388	10,382	187,010	13,931
Asset-backed securities	101,263	3,592	93,910	29,036	195,173	32,628
Commercial mortgage-backed securities	109,455	3,538	58,979	22,001	168,434	25,539
U.S. government and agencies	1,764	61	—	—	1,764	61
State and political subdivisions	21,045	1,845	12,273	1,268	33,318	3,113
Other foreign government, supranational and foreign government-sponsored enterprises	148,416	1,085	16,588	2,491	165,004	3,576

Total investment grade securities	1,304,417	53,879	526,382	128,295	1,830,799	182,174

Non-investment grade securities:
Corporate securities	212,795	10,852	47,310	11,222	260,105	22,074
Residential mortgage-backed securities	23,199	712	10,459	1,781	33,658	2,493
Asset-backed securities	2,363	940	21,275	20,107	23,638	21,047
Commercial mortgage-backed securities	34,918	7,220	62,357	46,730	97,275	53,950
State and political subdivisions	4,000	228	—	—	4,000	228

Total non-investment grade securities	277,275	19,952	141,401	79,840	418,676	99,792

Total fixed maturity securities	$1,581,692	$73,831	$667,783	$208,135	$2,249,475	$281,966

Non-redeemable preferred stock	$19,516	$4,478	$15,694	$4,504	$35,210	$8,982
Other equity securities	1,662	602	5,905	936	7,567	1,538

Total equity securities	$21,178	$5,080	$21,599	$5,440	$42,777	$10,520

As of March 31, 2012, the Company does not intend to sell these fixed maturity securities and does not believe it is more likely than not that it will be required to sell these fixed maturity securities before the recovery of the fair value up to the current amortized cost of the investment, which may be maturity. However, unforeseen facts and circumstances may cause the Company to sell fixed maturity securities in the ordinary course of managing its portfolio to meet certain diversification, credit quality, asset-liability management and liquidity guidelines.

As of March 31, 2012, the Company has the ability and intent to hold the equity securities until the recovery of the fair value up to the current cost of the investment. However, unforeseen facts and circumstances may cause the Company to sell equity securities in the ordinary course of managing its portfolio to meet certain diversification, credit quality and liquidity guidelines.

Unrealized losses on non-investment grade securities are principally related to asset-backed securities, residential mortgage-backed securities and commercial mortgage-backed securities and were the result of wider credit spreads resulting from higher risk premiums since the time of initial purchase, largely due to macroeconomic conditions and credit market deterioration, including the impact of lower real estate valuations. As of March 31, 2012 and December 31, 2011, approximately $68.8 million and $68.6 million, respectively, of gross unrealized losses greater than 12 months was associated with non-investment grade asset and mortgage-backed securities. This class of securities was evaluated based on actual and projected collateral losses relative to the securities’ positions in the respective securitization trusts and security specific expectations of cash flows. This evaluation also takes into consideration credit enhancement, measured in terms of (i) subordination from other classes of securities in the trust that are contractually obligated to absorb losses before the class of security the Company owns, and (ii) the expected impact of other structural features embedded in the securitization trust beneficial to the class of securities the Company owns, such as overcollateralization and excess spread.

Mortgage Loans

Mortgage loans represented approximately 3.9% and 3.8% of the Company’s cash and invested assets as of March 31, 2012 and December 31, 2011, respectively. The Company makes mortgage loans on income producing properties, such as apartments, retail and office buildings, light warehouses and light industrial facilities. Loan-to-value ratios at the time of loan approval are 75% or less.

Information regarding the Company’s credit quality indicators for its recorded investment in mortgage loans, gross of valuation allowances, as of March 31, 2012 and December 31, 2011 are as follows (dollars in thousands):

Internal credit risk grade:	March 31, 2012	December 31, 2011
High investment grade	$295,266	$252,333
Investment grade	539,872	526,608
Average	93,324	105,177
Watch list	107,225	91,037
In or near default	19,696	28,369

Total	$1,055,383	$1,003,524

The age analysis of the Company’s past due recorded investment in mortgage loans, gross of valuation allowances, as of March 31, 2012 and December 31, 2011 are as follows (dollars in thousands):

	March 31, 2012	December 31, 2011
31-60 days past due	$11,937	$21,800
61-90 days past due	3,634	—
Greater than 90 days	17,153	20,316

Total past due	32,724	42,116
Current	1,022,659	961,408

Total	$1,055,383	$1,003,524

The following table presents the recorded investment in mortgage loans, by method of evaluation of credit loss, and the related valuation allowances, by type of credit loss, at (dollars in thousands):

	March 31, 2012	December 31, 2011
Mortgage loans:
Evaluated individually for credit losses	$56,855	$60,904
Evaluated collectively for credit losses	998,528	942,620

Mortgage loans, gross of valuation allowances	1,055,383	1,003,524

Valuation allowances:
Specific for credit losses	9,884	8,188
Non-specifically identified credit losses	4,766	3,605

Total valuation allowances	14,650	11,793

Mortgage loans, net of valuation allowances	$1,040,733	$991,731

Information regarding the Company’s loan valuation allowances for mortgage loans for the three months ending March 31, 2012 and 2011 are as follows (dollars in thousands):

	Three Months Ended March 31,
	2012	2011
Balance, beginning of period	$11,793	$6,239
Charge-offs	(2,193)	—
Provision (release)	5,050	(575)

Balance, end of period	$14,650	$5,664

Information regarding the portion of the Company’s mortgage loans that were impaired as of March 31, 2012 and December 31, 2011 are as follows (dollars in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Carrying Value
March 31, 2012:
Impaired mortgage loans with no valuation allowance recorded	$12,189	$11,646	$—	$11,646
Impaired mortgage loans with valuation allowance recorded	45,352	45,209	9,884	35,325

Total impaired mortgage loans	$57,541	$56,855	$9,884	$46,971

December 31, 2011:
Impaired mortgage loans with no valuation allowance recorded	$32,088	$31,496	$—	$31,496
Impaired mortgage loans with valuation allowance recorded	29,724	29,408	8,188	21,220

Total impaired mortgage loans	$61,812	$60,904	$8,188	$52,716

The Company’s average investment in impaired mortgage loans and the related interest income are reflected in the table below for the periods indicated (dollars in thousands):

	Three Months Ended
	March 31, 2012		March 31, 2011
	Average Investment(1)	Interest Income	Average Investment(1)	Interest Income
Impaired mortgage loans with no valuation allowance recorded	$21,571	$169	$17,751	$167
Impaired mortgage loans with valuation allowance recorded	37,308	308	18,741	118

Total	$58,879	$477	$36,492	$285

(1)	Average recorded investment represents the average loan balances as of the beginning of period and all subsequent quarterly end of period balances.

The Company did not acquire any impaired mortgage loans during the three months ended March 31, 2012 and 2011. The Company had $17.2 million and $20.3 million of mortgage loans, gross of valuation allowances, that were on nonaccrual status at March 31, 2012 and December 31, 2011, respectively.

Other Invested Assets

Other invested assets include equity securities, limited partnership interests, structured loans and derivative contracts. Other invested assets represented approximately 3.3% and 3.9% of the Company’s cash and invested assets as of March 31, 2012 and 2011, respectively. Carrying values of these assets as of March 31, 2012 and December 31, 2011 are as follows (dollars in thousands):

	March 31, 2012	December 31, 2011
Equity securities	$98,028	$113,900
Limited partnerships	265,879	251,315
Structured loans	245,246	281,022
Derivatives	168,961	257,050
Other	89,393	109,254

Total other invested assets	$867,507	$1,012,541

The decrease in derivatives in 2012 is primarily due to a decrease in the carrying value of derivatives (primarily interest rate swaps and equity options) used to economically hedge changes in the fair value of liabilities associated with the reinsurance of variable annuities with guaranteed living benefits.

5. Derivative Instruments

The following table presents the notional amounts and fair value of derivative instruments as of March 31, 2012 and December 31, 2011 (dollars in thousands):

	March 31, 2012			December 31, 2011
	Notional	Carrying Value/Fair Value		Notional	Carrying Value/Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps(1)	$2,708,940	$117,624	$20,454	$2,748,317	$184,842	$18,702
Financial futures(1)	274,101	—	—	277,814	—	—
Foreign currency forwards(1)	24,400	2,482	—	24,400	4,560	—
Consumer Price index (“CPI”) swaps(1)	102,425	1,230	—	101,069	766	—
Credit default swaps(1)	649,500	3,245	3,707	649,500	1,313	10,949
Equity options(1)	669,188	69,426	—	510,073	90,106	—
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements(2)	—	—	370,884	—	—	361,456
Indexed annuity products(3)	—	3,514	772,938	—	4,945	751,523
Variable annuity products(3)	—	—	130,344	—	—	276,718

Total non-hedging derivatives	4,428,554	197,521	1,298,327	4,311,173	286,532	1,419,348

Derivatives designated as hedging instruments:
Interest rate swaps(1)	57,005	39	924	56,250	133	960
Foreign currency swaps(1)	621,578	282	33,143	621,578	286	23,996

Total hedging derivatives	678,583	321	34,067	677,828	419	24,956

Total derivatives	$5,107,137	$197,842	$1,332,394	$4,989,001	$286,951	$1,444,304

(1)	Carried on the Company’s condensed consolidated balance sheets in other invested assets or other liabilities, at fair value.
(2)	Embedded liability is included on the condensed consolidated balance sheets with the host contract in funds withheld at interest, at fair value.
(3)	Embedded liability is included on the condensed consolidated balance sheets with the host contract in interest-sensitive contract liabilities, at fair value. Embedded asset is included on the condensed consolidated balance sheets in reinsurance ceded receivables.

Accounting for Derivative Instruments and Hedging Activities

The Company does not enter into derivative instruments for speculative purposes. As discussed below under “Non-qualifying Derivatives and Derivatives for Purposes Other Than Hedging,” the Company uses various derivative instruments for risk management purposes that either do not qualify or have not been qualified for hedge accounting treatment, including derivatives used to economically hedge changes in the fair value of liabilities associated with the reinsurance of variable annuities with guaranteed living benefits. As of March 31, 2012 and December 31, 2011, the Company held interest rate swaps that were designated and qualified as cash flow hedges of interest rate risk. As of March 31, 2012 and December 31, 2011, the Company held foreign currency swaps that were designated and qualified as fair value hedges of a portion of its net investment in its foreign operations. As of March 31, 2012 and December 31, 2011, the Company also had derivative instruments that were not designated as hedging instruments. See Note 2 – “Summary of Significant Accounting Policies” of the Company’s 2011 Annual Report for a detailed discussion of the accounting treatment for derivative instruments, including embedded derivatives. Derivative instruments are carried at fair value and generally require an insignificant amount of cash at inception of the contracts.

Fair Value Hedges

During the fourth quarter of 2011 the Company removed the fair value hedge designation for its interest rate swaps. However, prior to the fourth quarter of 2011 the Company designated and accounted for certain interest rate swaps that convert fixed rate investments to floating rate investments as fair value hedges when they meet the requirements of the general accounting principles for Derivatives and Hedging. The gain or loss on the hedged item attributable to the hedged benchmark interest rate and the offsetting gain or loss on the related interest rate swaps for the three months ended March 31, 2011 were (dollars in thousands):

Type of Fair Value Hedge	Hedged Item	Gains (Losses) Recognized for Derivatives	Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Investment Related Gains (Losses)
For the three months ended March 31, 2011:
Interest rate swaps	Fixed rate maturities	$223	$(97)	$126

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

The following table presents the components of AOCI, before income tax, and the condensed consolidated income statement classification where the gain or loss is recognized related to cash flow hedges for the three months ended March 31, 2012 (dollars in thousands):

2012
Accumulated other comprehensive income (loss), balance beginning of year	$(828)
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	323
Amounts reclassified to investment related gains (losses), net	—
Amounts reclassified to investment income	(357)

Accumulated other comprehensive income (loss), balance end of period	$(862)

As of March 31, 2012, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $0.8 million. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to investment income over the term of the investment cash flows. There were no hedged forecasted transactions, other than the receipt or payment of variable interest payments on existing financial instruments, for the three months ended March 31, 2012. The Company had no derivative instruments that were designated and qualified as cash flow hedges for the three months ended March 31, 2011.

The following table presents the effects of derivatives in cash flow hedging relationships on the condensed consolidated statements of income and AOCI for the three months ended March 31, 2012 (dollars in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Deferred in AOCI on Derivatives	Amount and Location of Gains (Losses) Reclassified from AOCI into Income (Loss)		Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)		(Ineffective Portion and Amounts Excluded from Effectiveness Testing)
		Investment Related Gains (Losses)	Investment Income	Investment Related Gains (Losses)	Investment Income
Interest rate swaps	$323	$—	$357	$(24)	$—

Hedges of Net Investments in Foreign Operations

The Company uses foreign currency swaps to hedge a portion of its net investment in certain foreign operations against adverse movements in exchange rates. The following tables illustrate the Company’s net investments in foreign operations (“NIFO”) hedges for the three months ended March 31, 2012 and 2011 (dollars in thousands):

	Derivative Gains (Losses) Deferred in AOCI
	For the three months ended March 31,
Type of NIFO Hedge (1) (2)	2012	2011
Foreign currency swaps	$(10,645)	$(15,104)

(1)	There were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from accumulated other comprehensive income (loss) into investment income during the periods presented.
(2)	There was no ineffectiveness recognized for the Company’s hedges of net investments in foreign operations.

The cumulative foreign currency translation gain (loss) recorded in AOCI related to these hedges was $(6.6) million and $4.1 million at March 31, 2012 and December 31, 2011, respectively. If a foreign operation was sold or substantially liquidated, the amounts in AOCI would be reclassified to the condensed consolidated statements of income. A pro rata portion would be reclassified upon partial sale of a foreign operation.

Non-qualifying Derivatives and Derivatives for Purposes Other Than Hedging

The Company uses various other derivative instruments for risk management purposes that either do not qualify or have not been qualified for hedge accounting treatment, including derivatives used to economically hedge changes in the fair value of liabilities associated with the reinsurance of variable annuities with guaranteed living benefits. The gain or loss related to the change in fair value for these derivative instruments is recognized in investment related gains (losses), in the condensed consolidated statements of income, except where otherwise noted. For the three months ended March 31, 2012 and 2011, the Company recognized investment related losses of $93.3 million and $25.9 million, respectively, related to derivatives (not including embedded derivatives) that do not qualify or have not been qualified for hedge accounting.

Interest Rate Swaps

Interest rate swaps are used by the Company primarily to reduce market risks from changes in interest rates and to alter interest rate exposure arising from mismatches between assets and liabilities (duration mismatches). With an interest rate swap, the Company agrees with another party to exchange, at specified intervals, the difference between two rates, which can be either fixed-rate or floating-rate interest amounts, tied to an agreed-upon notional principal amount. These transactions are executed pursuant to master agreements that provide for a single net payment or individual gross payments at each due date.

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

The Company’s maximum amount at risk on credit default swaps, assuming the value of the underlying referenced securities is zero, was $614.0 million at March 31, 2012 and December 31, 2011.

The Company also purchases credit default swaps to reduce its risk against a drop in bond prices due to credit concerns of certain bond issuers. If a credit event, as defined by the contract, occurs, the Company is able to put the bond back to the counterparty at par.

Embedded Derivatives

The Company has certain embedded derivatives which are required to be separated from their host contracts and reported as derivatives. Host contracts include reinsurance treaties structured on a modified coinsurance (“modco”) or funds withheld basis. Changes in fair values of embedded derivatives on modco or funds withheld treaties are net of a decrease in investment related gains (losses), net of $63.5 million and $23.9 million for the three months ended March 31, 2012 and 2011, respectively, associated with the Company’s own credit risk. Changes in fair values of embedded derivatives on variable annuity contracts are net of an increase in investment related gains (losses), net of $37.0 million for the three months ended March 31, 2012 associated with the Company’s own credit risk. Additionally, the Company reinsures equity-indexed annuity and variable annuity contracts with benefits that are considered embedded derivatives, including guaranteed minimum withdrawal benefits, guaranteed minimum accumulation benefits, and guaranteed minimum income benefits. The related gains (losses) and the effect on net income after amortization of deferred acquisition costs (“DAC”) and income taxes for the three months ended March 31, 2012 and 2011 are reflected in the following table (dollars in thousands):

	Three months ended March 31,
	2012	2011
Embedded derivatives in modco or funds withheld arrangements included in investment related gains	$(9,428)	$90,535
After the associated amortization of DAC and taxes, the related amounts included in net income	1,933	19,183
Embedded derivatives in variable annuity contracts included in investment related gains	146,375	32,654
After the associated amortization of DAC and taxes, the related amounts included in net income	15,082	8,801
Amounts related to embedded derivatives in equity-indexed annuities included in benefits and expenses	(19,739)	(41,271)
After the associated amortization of DAC and taxes, the related amounts included in net income	13,870	(36,650)

Non-hedging Derivatives

A summary of the effect of non-hedging derivatives, including embedded derivatives, on the Company’s income statement for the three months ended March 31, 2012 and 2011 is as follows (dollars in thousands):

		Gain (Loss) for the Three Months Ended March 31,
Type of Non-hedging Derivative	Income Statement Location of Gain (Loss)	2012	2011
Interest rate swaps	Investment related gains (losses), net	$(47,352)	$(10,730)
Financial futures	Investment related gains (losses), net	(17,409)	(11,423)
Foreign currency forwards	Investment related gains (losses), net	(1,608)	(855)
CPI swaps	Investment related gains (losses), net	(802)	811
Credit default swaps	Investment related gains (losses), net	11,813	892
Equity options	Investment related gains (losses), net	(37,983)	(4,568)
Embedded derivatives in:
Modco or funds withheld arrangements	Investment related gains (losses), net	(9,428)	90,535
Indexed annuity products	Policy acquisition costs and other insurance expenses	(998)	8,094
Indexed annuity products	Interest credited	(18,741)	(49,365)
Variable annuity products	Investment related gains (losses), net	146,375	32,654

Total non-hedging derivatives		$23,867	$56,045

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

The Company’s credit exposure related to derivative contracts is generally limited to the fair value at the reporting date plus or minus any collateral posted or held by the Company. Information regarding the Company’s credit exposure related to its over-the-counter derivative contracts and margin account for exchange-traded futures at March 31, 2012 and December 31, 2011 are reflected in the following table (dollars in thousands):

	March 31, 2012	December 31, 2011
Estimated fair value of derivatives in net asset position	$136,100	$227,399
Securities pledged to counterparties as collateral(1)	35,623	27,052
Cash pledged from counterparties as collateral(2)	(140,915)	(241,480)
Securities pledged from counterparties as collateral(3)	(30,146)	(997)

Net credit exposure	$662	$11,974

Margin account related to exchange-traded futures(2)	$15,742	$18,153

(1)	Consists of U.S. Treasury securities, included in other invested assets.
(2)	Included in cash and cash equivalents.
(3)	Consists of U.S. Treasury securities.

6. Fair Value of Assets and Liabilities

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

For the quarters ended March 31, 2012 and 2011, the application of market standard valuation techniques applied to similar assets and liabilities has been consistent.

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

Level 3

Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the related assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using market standard valuation techniques described above. When observable inputs are not available, the market standard techniques for determining the estimated fair value of certain securities that trade infrequently, and therefore have little transparency, rely on inputs that are significant to the estimated fair value and that are not observable in the market or cannot be derived principally from or corroborated by observable market data. These unobservable inputs can be based in large part on management judgment or estimation and cannot be supported by reference to market activity. Even though unobservable, management believes these inputs are based on assumptions deemed appropriate given the circumstances and consistent with what other market participants would use when pricing similar assets and liabilities. For the Company’s invested assets, this category generally includes corporate securities (primarily private placements), asset-backed securities (including those with exposure to subprime mortgages), and to a lesser extent, certain residential and commercial mortgage-backed securities, among others. Prices are determined using valuation methodologies such as discounted cash flow models and other similar techniques. Non-binding broker quotes, which are utilized when pricing service information is not available, are reviewed for reasonableness based on the Company’s understanding of the market, and are generally considered Level 3. Under certain circumstances, based on its observations of transactions in active markets, the Company may conclude the prices received from independent third party pricing services or brokers are not reasonable or reflective of market activity. In those instances, the Company would apply internally developed valuation techniques to the related assets or liabilities. Additionally, the Company’s embedded derivatives, all of which are associated with reinsurance treaties, are classified in Level 3 since their values include significant unobservable inputs.

When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest priority level input that is significant to the fair value measurement in its entirety. For example, a Level 3 fair value measurement may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Therefore, gains and losses for such assets and liabilities categorized within Level 3 may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3). Assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 are summarized below (dollars in thousands):

March 31, 2012:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
Corporate securities	$8,111,454	$75,329	$7,058,454	$977,671
Canadian and Canadian provincial governments	3,839,340	—	3,839,340	—
Residential mortgage-backed securities	1,138,228	—	1,083,793	54,435
Asset-backed securities	414,527	—	268,165	146,362
Commercial mortgage-backed securities	1,342,421	—	1,223,743	118,678
U.S. government and agencies securities	279,093	166,724	112,369	—
State and political subdivision securities	214,004	12,793	195,972	5,239
Other foreign government supranational and foreign government-sponsored enterprises	1,454,990	180,114	1,274,876	—

Total fixed maturity securities – available-for-sale	16,794,057	434,960	15,056,712	1,302,385
Funds withheld at interest – embedded derivatives	(370,884)	—	—	(370,884)
Cash equivalents	349,457	349,457	—	—
Short-term investments	19,195	10,909	8,286	—
Other invested assets:
Non-redeemable preferred stock	80,023	66,024	13,999	—
Other equity securities	18,005	3,392	2,786	11,827
Derivatives:
Interest rate swaps	96,285	—	96,285	—
Foreign currency forwards	2,482	—	2,482	—
CPI swaps	1,230	—	1,230	—
Credit default swaps	(462)	—	(462)	—
Equity options	69,426	—	69,426	—
Collateral	41,298	35,623	5,675	—
Other	13,143	13,143	—	—

Total other invested assets	321,430	118,182	191,421	11,827
Reinsurance ceded receivable – embedded derivatives	3,514	—	—	3,514

Total	$17,116,769	$913,508	$15,256,419	$946,842

Liabilities:
Interest sensitive contract liabilities – embedded derivatives	$903,282	$—	$—	$903,282
Other liabilities:
Derivatives:
Foreign currency swaps	32,861	—	32,861	—

Total other liabilities	32,861	—	32,861	—

Total	$936,143	$—	$32,861	$903,282

December 31, 2011:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
Corporate securities	$7,461,106	$76,097	$6,410,840	$974,169
Canadian and Canadian provincial governments	3,869,933	—	3,869,933	—
Residential mortgage-backed securities	1,227,234	—	1,145,579	81,655
Asset-backed securities	401,991	—	208,499	193,492
Commercial mortgage-backed securities	1,242,219	—	1,126,243	115,976
U.S. government and agencies securities	374,002	300,514	73,488	—
State and political subdivision securities	205,386	12,894	182,119	10,373
Other foreign government, supranational and foreign government-sponsored enterprises	1,419,079	223,440	1,195,639	—

Total fixed maturity securities – available-for-sale	16,200,950	612,945	14,212,340	1,375,665
Funds withheld at interest – embedded derivatives	(361,456)	—	—	(361,456)
Cash equivalents	504,522	504,522	—	—
Short-term investments	46,671	37,155	9,516	—
Other invested assets:
Non-redeemable preferred stock	78,183	58,906	19,277	—
Other equity securities	35,717	5,308	18,920	11,489
Derivatives:
Interest rate swaps	168,484	—	168,484	—
Foreign currency forwards	4,560	—	4,560	—
CPI swaps	766	—	766	—
Credit default swaps	(4,003)	—	(4,003)	—
Equity options	87,243	—	87,243	—
Collateral	32,622	27,052	5,570	—
Other	59,373	59,373	—	—

Total other invested assets	462,945	150,639	300,817	11,489
Reinsurance ceded receivable – embedded derivatives	4,945	—	—	4,945

Total	$16,858,577	$1,305,261	$14,522,673	$1,030,643

Liabilities:
Interest sensitive contract liabilities – embedded derivatives	$1,028,241	$—	$—	$1,028,241
Other liabilities:
Derivatives:
Interest rate swaps	3,171	—	3,171	—
Credit default swaps	5,633	—	5,633	—
Equity options	(2,864)	—	(2,864)	—
Foreign currency swaps	23,710	—	23,710	—

Total other liabilities	29,650	—	29,650	—

Total	$1,057,891	$—	$29,650	$1,028,241

Management is responsible for monitoring the fair value process, ensuring objective and reliable valuation practices and pricing of financial instruments, and approving changes to valuation methodologies and pricing sources. The Company performs ongoing analysis of the prices received from pricing services to ensure that the prices represent a reasonable estimate of the fair value. The Company conducts other specific activities to monitor controls around pricing, which include comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, and ongoing confirmation that third party pricing services use, wherever possible, market-based parameters for valuation. The Company also determines if the inputs used in estimated fair values received from pricing services or brokers are observable by assessing whether these inputs can be corroborated by observable market data. The fair value of embedded derivative liabilities, including those calculated by third parties, are monitored through the use of attribution reports to quantify the effect of underlying sources of fair value change, including capital market inputs based on policyholder account values, interest rates and short-term and long-term implied volatilities, from period to period. Actuarial assumptions are based on experience studies performed internally in combination with available industry information and are reviewed on an annual basis. The methods and assumptions the Company uses to estimate the fair value of assets and liabilities measured at fair value on a recurring bases are summarized below.

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

Embedded Derivatives – For embedded derivative liabilities associated with the underlying products in reinsurance treaties, primarily equity-indexed and variable annuity treaties, the Company utilizes a market standard technique, which includes an estimate of future equity option purchases and an adjustment for the Company’s own credit risk. The variable annuity embedded derivative calculations are performed by third parties based on methodology and input assumptions provided by the Company. To validate the reasonability of the resulting fair value, the Company’s internal actuaries perform reviews and analytical procedures on the results. The capital market inputs to the model, such as equity indexes, short-term equity volatility and interest rates, are generally observable. Long-term volatility inputs are a significant unobservable input. However, the valuation models also use inputs requiring certain actuarial assumptions such as future interest margins, policyholder behavior, including future equity participation rates, and explicit risk margins related to non-capital market inputs, that are generally not observable and may require use of significant management judgment.

The fair value of embedded derivatives associated with funds withheld reinsurance treaties is determined based upon a total return swap technique with reference to the fair value of the investments held by the ceding company that support the Company’s funds withheld at interest asset with an adjustment for the Company’s own credit risk. The fair value of the underlying assets is generally based on market observable inputs using industry standard valuation techniques. However, the valuation also requires certain significant inputs based on actuarial assumptions, which are generally not observable and accordingly, the valuation is considered Level 3 in the fair value hierarchy.

Company’s Own Credit Risk – The Company uses a structural default risk model to estimate its own credit risk. The input assumptions are a combination of externally derived and published values (default threshold and uncertainty), market inputs (interest rate, Company equity price per share, Company debt per share, Company equity price volatility) and insurance industry data (Loss Given Default), adjusted for market recoverability.

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

Equity Securities – Equity securities consist principally of preferred stock of publicly and privately traded companies. The fair values of most publicly traded equity securities are based on quoted market prices in active markets for identical assets and are classified within Level 1 in the fair value hierarchy. Estimated fair values for most privately traded equity securities are determined using valuation models that require a substantial level of judgment. In determining the fair value of certain privately traded equity securities the models may also use unobservable inputs, which reflect the Company’s assumptions about the inputs market participants would use in pricing. The estimated fair value of certain private equity securities are based on net asset value calculations using fund statements. Most privately traded equity securities are classified within Level 3 because the fund statements are considered a significant unobservable input. The fair values of preferred equity securities are based on prices obtained from independent pricing services and these securities are generally classified within Level 2 in the fair value hierarchy.

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

As of March 31, 2012 and December 31, 2011, respectively, the Company classified approximately 7.8% and 8.5% of its fixed maturity securities in the Level 3 category. These securities primarily consist of private placement corporate securities with inactive trading markets. Additionally, the Company has included asset-backed securities with sub-prime exposure and mortgage-backed securities with below investment grade ratings in the Level 3 category due to market uncertainty associated with these securities and the Company’s utilization of information from third parties for the valuation of these securities.

The significant unobservable inputs used in the fair value measurement of the Company’s corporate, sovereign, government-backed and other political subdivision securities are probability of default, liquidity premium, subordination premium and loss severity in the event of default. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumptions used for the liquidity premium, subordination premium and loss severity.

The significant unobservable inputs used in the fair value measurement of the Company’s asset and mortgage-backed securities are prepayment rates, probability of default, liquidity premium and loss severity in the event of default. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the liquidity premium and loss severity and a directionally opposite change in the assumption used for prepayment rates.

The actuarial assumptions used in the fair value of embedded derivatives which include assumptions related to lapses, withdrawals, and mortality, are based on experience studies performed by the Company in combination with available industry information and are reviewed annually. The significant unobservable inputs used in the fair value measurement of embedded derivatives are assumptions associated with policyholder experience and selected capital market assumptions for equity indexed and variable annuities. The selected capital market assumptions, which include long-term implied volatilities, are based on observable historical information. Changes in interest rates, equity indices, equity volatility, the Company’s own credit risk, and actuarial assumptions regarding policyholder experience may result in significant fluctuations in the value of embedded derivatives.

Fair value measurements associated with funds withheld reinsurance treaties are generally not materially sensitive to changes in unobservable inputs associated with policyholder experience. The primary drivers of change in these fair values are related to movements of credit spreads, which are generally observable. Increases (decreases) in market credit spreads tend to decrease (increase) the fair value of embedded derivatives. Increases (decreases) in the own credit assumption tend to decrease (increase) the magnitude of the fair value of embedded derivatives.

Fair value measurements associated with variable annuity treaties are sensitive to both capital markets inputs and policyholder experience inputs. Increases (decreases) in lapse rates tend to decrease (increase) the value of the embedded derivatives associated with variable annuity treaties. Increases (decreases) in the long-term volatility assumption tend to increase (decrease) the fair value of embedded derivatives. Increases (decreases) in the own credit assumption tend to decrease (increase) the magnitude of the fair value of embedded derivatives.

The following table presents quantitative information about significant unobservable inputs used in Level 3 fair value measurements that are developed by the Company as of March 31, 2012.

March 31, 2012:		Valuation	Unobservable	Range
	Fair Value	Technique(s)	Input	(Weighted Average)
Assets:
State and political subdivision securities	$5,239	Market comparable securities	Liquidity premium	1%
Corporate securities	20,101	Market comparable securities	Liquidity premium	1-2%(2%	)
Private equity securities	9,852	Net asset value	Fund financial statements	Not Applicable
Funds withheld at interest- embedded derivatives	(370,884)	Total return swap	Mortality	0-100% (1%	)
			Lapse	0-35% (4%	)
			Withdrawal	0-5% (4%	)
			Own Credit	0-1% (0%	)
			Crediting rate	2-4% (3%	)
Reinsurance ceded receivable- embedded derivatives	3,514	Discounted cash flow	Mortality	0-100% (8%	)
			Lapse	14-16% (15%	)
Liabilities:
Interest sensitive contract liabilities- embedded derivatives- indexed annuities	772,939	Discounted cash flow	Mortality	0-100% (1%	)
			Lapse	0-35% (4%	)
			Withdrawal	0-5% (4%	)
			Option budget projection	2-4% (3%	)
Interest sensitive contract liabilities- embedded derivatives- variable annuities	130,343	Discounted cash flow	Mortality	0-100% (1%	)
			Lapse	0-25% (5%	)
			Withdrawal	0-7% (4%	)
			Own Credit	0-1% (1%	)
			Long-term volatility	0-27% (16%	)

The Company recognizes transfers of financial instruments into and out of levels within the fair value hierarchy at the beginning of the quarter in which the actual event or change in circumstances that caused the transfer occurs. Financial instruments transferred into Level 3 are due to a lack of observable market transactions and price information. Financial instruments are transferred out of Level 3 when circumstances change such that significant inputs can be corroborated with market observable data. This may be due to a significant increase in market activity for the financial instrument, a specific event, one or more significant input(s) becoming observable. Transfers out of Level 3 were primarily the result of the Company using observable pricing information or a third party pricing quotation that appropriately reflects the fair value of those financial instruments, without the need for adjustment based on the Company’s own assumptions regarding the characteristics of a specific financial instrument or the current liquidity in the market. In addition, certain transfers out of Level 3 were also due to increased observations of market transactions and price information for those financial instruments. Transfers from Level 1 to Level 2 are due to the lack of observable market data when pricing these securities, while transfers from Level 2 to Level 1 are due to an increase in the availability of market observable data in an active market. During the three months ended March 31, 2012 and 2011, transfers between Levels 1 and 2 were not material.

The tables below provide a summary of the changes in fair value of Level 3 assets and liabilities for the three months ended March 31, 2012, as well as the portion of gains or losses included in income for the three months ended March 31, 2012 attributable to unrealized gains or losses related to those assets and liabilities still held at March 31, 2012 (dollars in thousands):

For the three months ended March 31, 2012:	Fixed maturity securities - available-for-sale
	Corporate securities	Residential mortgage- backed securities	Asset-backed securities	Commercial mortgage- backed securities	State and political subdivision securities
Fair value, beginning of period	$974,169	$81,655	$193,492	$115,976	$10,373
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	30	110	249	588	(5)
Investment related gains (losses), net	(585)	279	(670)	(12,075)	(4)
Claims & other policy benefits	—	—	—	—	—
Interest credited	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—
Included in other comprehensive income	(682)	1,580	6,696	13,521	406
Purchases(1)	21,161	244	—	—	—
Sales(1)	(9,408)	(8,004)	—	—	—
Settlements(1)	(20,875)	(1,800)	(3,865)	—	(23)
Transfers into Level 3	17,444	—	1,080	10,846	—
Transfers out of Level 3	(3,583)	(19,629)	(50,620)	(10,178)	(5,508)

Fair value, end of period	$977,671	$54,435	$146,362	$118,678	$5,239

Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$30	$106	$249	$588	$(5)
Investment related gains (losses), net	(727)	(108)	(607)	(12,075)	—
Claims & other policy benefits	—	—	—	—	—
Interest credited	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—

For the three months ended March 31, 2012 (continued):	Funds withheld at interest- embedded derivative	Other invested assets- other equity securities	Reinsurance ceded receivable- embedded derivative	Interest sensitive contract liabilities embedded derivative
Fair value, beginning of period	$(361,456)	$11,489	$4,945	$(1,028,241)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	—	—	—	—
Investment related gains (losses), net	(9,428)	—	—	146,375
Claims & other policy benefits	—	—	—	2,278
Interest credited	—	—	—	(21,193)
Policy acquisition costs and other insurance expenses	—	—	(1,329)	—
Included in other comprehensive income	—	338	—	—
Purchases(1)	—	—	—	(23,590)
Sales(1)	—	—	—	—
Settlements(1)	—	—	(102)	21,089
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—

Fair value, end of period	$(370,884)	$11,827	$3,514	$(903,282)

Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$—	$—	$—	$—
Investment related gains (losses), net	(9,428)	—	—	144,624
Claims & other policy benefits	—	—	—	2,037
Interest credited	—	—	—	(42,107)
Policy acquisition costs and other insurance expenses	—	—	(1,188)	—

(1)	The amount reported within purchases, sales and settlements is the purchase price (for purchases) and the sales/settlement proceeds (for sales and settlements) based upon the actual date purchased or sold/settled. Items purchased and sold/settled in the same period are excluded from the rollforward. The Company had no issuances during the period.

The tables below provide a summary of the changes in fair value of Level 3 assets and liabilities for the three months ended March 31, 2011, as well as the portion of gains or losses included in income for the three months ended March 31, 2011 attributable to unrealized gains or losses related to those assets and liabilities still held at March 31, 2011 (dollars in thousands):

For the three months ended March 31, 2011:	Fixed maturity securities - available-for-sale
	Corporate securities	Residential mortgage- backed securities	Asset- backed securities	Commercial mortgage- backed securities
Fair value, beginning of period	$872,179	$183,291	$228,558	$147,556
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	88	260	582	558
Investment related gains (losses), net	420	(357)	844	(489)
Claims & other policy benefits	—	—	—	—
Interest credited	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—
Included in other comprehensive income	222	7,394	4,231	33,141
Purchases (1)	100,202	453	4,872	2,613
Sales(1)	(1,509)	(14,065)	(18,299)	—
Settlements(1)	(50,679)	(8,160)	(8,148)	(330)
Transfers into Level 3	34,410	5,001	11,326	55,189
Transfers out of Level 3	(14,863)	(35,249)	(21,720)	(34,844)

Fair value, end of period	$940,470	$138,568	$202,246	$203,394

Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$74	$258	$507	$554
Investment related gains (losses), net	(514)	—	(552)	(489)
Claims & other policy benefits	—	—	—	—
Interest credited	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—

For the three months ended March 31, 2011 (continued):	Fixed maturity securities - available-for-sale
	State and political subdivision securities	Other foreign government, supranational and foreign government- sponsored enterprises	Funds withheld at interest- embedded derivative
Fair value, beginning of period	$6,983	$6,736	$(274,220)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	368	1	—
Investment related gains (losses), net	(4)	—	90,535
Claims & other policy benefits	—	—	—
Interest credited	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—
Included in other comprehensive income	2,675	(102)	—
Purchases(1)	871	—	—
Sales(1)	—	(161)	—
Settlements(1)	(21)	—	—
Transfers into Level 3	34,209	21	—

Fair value, end of period	$45,081	$6,495	$(183,685)

Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$368	$(37)	$—
Investment related gains (losses), net	—	—	90,535
Claims & other policy benefits	—	—	—
Interest credited	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—

For the three months ended March 31, 2011 (continued):	Other invested assets- non- redeemable preferred stock	Other invested assets- other equity securities	Reinsurance ceded receivable- embedded derivative	Interest sensitive contract liabilities embedded derivative
Fair value, beginning of period	$420	$16,416	$75,431	$(721,485)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	—	—	—	—
Investment related gains (losses), net	—	—	—	32,654
Claims & other policy benefits	—	—	—	919
Interest credited	—	—	—	(49,849)
Policy acquisition costs and other insurance expenses	—	—	7,839	—
Included in other comprehensive income	—	(2,282)	—	—
Purchases(1)	—	—	2,433	(19,917)
Sales(1)	—	—	—	—
Settlements(1)	—	—	(3,221)	18,661

Fair value, end of period	$420	$14,134	$82,482	$(739,017)

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

Nonrecurring Fair Value Measurements—Certain assets and liabilities are measured at fair value on a nonrecurring basis. Nonrecurring fair value adjustments on impaired commercial mortgage loans resulted in $3.7 million of net losses being recorded for the three months ended March 31, 2012. The carrying value of these impaired mortgage loans as of March 31, 2012 was $28.9 million. Nonrecurring fair value adjustments on certain impaired commercial mortgage loans resulted in $1.2 million of gains being recorded for the three months ended March 31, 2011. The carrying value of the 2011 impaired mortgage loans as of March 31, 2011 was $6.7 million, based on the fair value of the underlying real estate collateral. Nonrecurring fair value adjustments on mortgage loans are based on the fair value of underlying collateral or discounted cash flows and were classified as Level 3 in the fair value hierarchy.

Fair Value of Financial Instruments

The Company is required by general accounting principles for Fair Value Measurements and Disclosures to disclose the fair value of certain financial instruments including those that are not carried at fair value. The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments, which were not measured at fair value on a recurring basis, at March 31, 2012 and December 31, 2011 (dollars in thousands):

	000000000000000	000000000000000	000000000000000	000000000000000	000000000000000
March 31, 2012:	Carrying Value	Estimated Fair Value	Fair Value Measurement Using:
			Level 1	Level 2	Level 3
Assets:
Mortgage loans on real estate	$1,040,733	$1,140,083	$—	$—	$1,140,083
Policy loans	1,260,070	1,260,070	—	1,260,070	—
Funds withheld at interest(1)	5,472,532	6,186,149	—	—	6,186,149
Cash and cash equivalents(2)	524,476	524,476	524,476	—	—
Short-term investments(2)	56,230	56,230	56,230	—	—
Other invested assets(2)	494,561	498,040	—	18,799	479,241
Accrued investment income	173,629	173,629	—	173,629	—
Liabilities:
Interest-sensitive contract liabilities(1)	$6,213,484	$6,364,422	$—	$—	$6,364,422
Long-term debt	1,414,829	1,484,949	—	—	1,484,949
Collateral finance facility	652,029	423,475	—	—	423,475

	00000000000	00000000000
December 31, 2011:	Carrying Value	Estimated Fair Value
Assets:
Mortgage loans on real estate	$991,731	$1,081,924
Policy loans	1,260,400	1,260,400
Funds withheld at interest(1)	5,410,424	6,041,984
Cash and cash equivalents(2)	458,348	458,348
Short-term investments(2)	41,895	41,895
Other invested assets(2)	500,681	503,293
Accrued investment income	144,334	144,334
Liabilities:
Interest-sensitive contract liabilities(1)	$6,203,001	$6,307,779
Long-term debt	1,414,688	1,462,329
Collateral finance facility	652,032	390,900

(1)	Carrying values presented herin differ from those presented in the condensed consolidated balance sheets because certain items within the respective financial statement caption are embedded derivatives and are measured at fair value on a recurring basis.
(2)	Carrying values presented herin differ from those presented in the condensed consolidated balance sheets because certain items within the respective financial statement caption are measured at fair value on a recurring basis.

Mortgage Loans on Real Estate—The fair value of mortgage loans on real estate is estimated by discounting cash flows, both principal and interest, using current interest rates for mortgage loans with similar credit ratings and similar remaining maturities. As such, inputs include current treasury yields and spreads, which are based on the credit rating and average life of the loan, corresponding to the market spreads. The valuation of mortgage loans on real estate is considered Level 3 in the fair value hierarchy.

Policy Loans—Policy loans typically carry an interest rate that is adjusted annually based on an observable market index and therefore carrying value approximates fair value. The valuation of policy loans is considered Level 2 in the fair value hierarchy.

Funds Withheld at Interest—The carrying value of funds withheld at interest approximates fair value except where the funds withheld are specifically identified in the agreement. When funds withheld are specifically identified in the agreement, the fair value is based on the fair value of the underlying assets which are held by the ceding company. Ceding companies use a variety of sources and pricing methodologies, which are not transparent to the Company and may include significant unobservable inputs, to value the securities that are held in distinct portfolios, therefore the valuation of these funds withheld assets are considered Level 3 in the fair value hierarchy.

Cash and Cash Equivalents and Short-term Investments—The carrying values of cash and cash equivalents and short-term investments approximates fair values due to the short-term maturities of these instruments and are considered Level 1 in the fair value hierarchy.

Other Invested Assets—This primarily includes limited partnership interests accounted for using the cost method and structured loans. The fair value of limited partnerships is determined using the net asset values of the Company’s ownership interest as provided in the financial statements of the investees. The valuation of limited partnerships is considered Level 3 in the fair value hierarchy due to the limited activity and price transparency inherent in the market for such investments. Other invested assets includes structured loans whose fair value is estimated based on a discounted cash flow analysis where the discount rate is based on a Japanese yen forward curve, this is considered Level 3 in the fair value hierarchy. Other invested assets also include the Company’s common stock investment in the Federal Home Loan Bank of Des Moines. The fair value is considered to be the carrying value and it is considered Level 2 in the fair value hierarchy.

Accrued Investment Income—The carrying value for accrued investment income approximates fair value as there are no adjustments made to the carrying value. This is considered Level 2 in the fair value hierarchy.

Interest-Sensitive Contract Liabilities—The carrying and fair values of interest-sensitive contract liabilities reflected in the table above exclude contracts with significant mortality risk. The fair value of the Company’s interest-sensitive contract liabilities and related reinsurance ceded receivables utilizes a market standard technique with both capital market inputs and policyholder behavior assumptions, as well as cash values adjusted for recapture fees. The capital market inputs to the model, such as interest rates, are generally observable. Policyholder behavior assumptions are generally not observable and may require use of significant management judgment. The valuation of interest-sensitive contract liabilities is considered Level 3 in the fair value hierarchy.

Long-term Debt and Collateral Finance Facility—The fair value of the Company’s long-term debt and collateral finance facility is generally estimated by discounting future cash flows using market rates currently available for debt with similar remaining maturities and reflecting the credit risk of the Company, including inputs when available, from actively traded debt of the Company or other companies with similar credit quality. The valuation of long-term debt and collateral finance facility are generally obtained from brokers and are considered Level 3 in the fair value hierarchy.

7. Segment Information

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in Note 2 of the consolidated financial statements accompanying the 2011 Annual Report. The Company measures segment performance primarily based on profit or loss from operations before income taxes. There are no intersegment reinsurance transactions and the Company does not have any material long-lived assets. Investment income is allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes.

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

	Three months ended March 31,
	2012	2011
Total revenues:
U.S.	$1,324,147	$1,353,226
Canada	275,623	266,527
Europe & South Africa	308,337	281,003
Asia Pacific	359,685	339,514
Corporate and Other	25,183	42,165

Total	$2,292,975	$2,282,435

	Three months ended March 31,
	2012	2011
Income (loss) before income taxes:
U.S.	$92,745	$147,569
Canada	55,063	29,912
Europe & South Africa	6,606	22,535
Asia Pacific	32,067	21,976
Corporate and Other	(5,718)	4,763

Total	$180,763	$226,755

	March 31, 2012	December 31, 2011
Total Assets:
U.S.	$19,041,229	$17,965,559
Canada	3,560,286	3,347,771
Europe & South Africa	1,851,560	1,846,751
Asia Pacific	2,879,894	2,902,101
Corporate and Other	4,953,113	5,571,791

Total	$32,286,082	$31,633,973

8. Commitments and Contingent Liabilities

At March 31, 2012, the Company’s commitments to fund investments were $173.0 million in limited partnerships, $48.6 million in commercial mortgage loans and $110.0 million in private placement investments. At December 31, 2011, the Company’s commitments to fund investments were $156.6 million in limited partnerships, $33.6 million in commercial mortgage loans and $100.0 million in private placement investments. The Company anticipates that the majority of its current commitments will be invested over the next five years; however, these commitments could become due any time at the request of the counterparties. Investments in limited partnerships and private placements are carried at cost or accounted for using the equity method and included in other invested assets in the condensed consolidated balance sheets.

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

The Company has obtained bank letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions. At March 31, 2012 and December 31, 2011, there were approximately $18.8 million and $15.8 million, respectively, of undrawn outstanding bank letters of credit in favor of third parties. Additionally, the Company utilizes letters of credit to secure reserve credits when it retrocedes business to its subsidiaries, including Parkway Reinsurance Company (“Parkway Re”), Rockwood Reinsurance Company (“Rockwood Re”), Timberlake Financial L.L.C. (“Timberlake Financial”), RGA Americas Reinsurance, Ltd. (“RGA Americas”), RGA Reinsurance Company (Barbados) Ltd. (“RGA Barbados”) and RGA Atlantic Reinsurance Company, Ltd. (“RGA Atlantic”). The Company cedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions such as the U.S. and the United Kingdom. The capital required to support the business in the affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of March 31, 2012 and December 31, 2011, $447.6 million and $582.9 million, respectively, in undrawn letters of credit from various banks were outstanding, backing reinsurance between the various subsidiaries of the Company. The banks providing letters of credit to the Company are included on the National Association of Insurance Commissioners (“NAIC”) list of approved banks.

The Company maintains a syndicated revolving credit facility with a four year term and an overall capacity of $850.0 million which is scheduled to mature in December 2015. The Company may borrow cash and obtain letters of credit in multiple currencies under this facility. As of March 31, 2012, the Company had $174.6 million in issued, but undrawn, letters of credit under this facility, which is included in the total above. Applicable letter of credit fees and fees payable for the credit facility depend upon the Company’s senior unsecured long-term debt rating. The Company also maintains two other letter of credit facilities with capacities of $200.0 million and $120.0 million which are scheduled to mature in September 2019 and May 2016, respectively. The $200.0 million letter of credit facility is fully utilized and is expected to amortize to zero by 2019. Letter of credit fees for this facility are fixed for the term of the facility. As of March 31, 2012, the Company had no issued letters of credit under the $120.0 million letter of credit facility. Letter of credit fees for this facility are fixed for the term of the facility. Fees associated with the Company’s other letters of credit are not fixed for periods in excess of one year and are based on the Company’s ratings and the general availability of these instruments in the marketplace.

RGA has issued guarantees to third parties on behalf of its subsidiaries for the payment of amounts due under certain reinsurance treaties, securities borrowing arrangements and office lease obligations, whereby, if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. In limited circumstances, treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA’s subsidiary is relatively new, unrated, or not of a significant size, relative to the ceding company. Liabilities supported by the treaty guarantees, before consideration for any legally offsetting amounts due from the guaranteed party, totaled $666.4 million and $697.5 million as of March 31, 2012 and December 31, 2011, respectively, and are reflected on the Company’s condensed consolidated balance sheets in future policy benefits. As of March 31, 2012 and December 31, 2011, the Company’s exposure related to treaty guarantees, net of assets held in trust, was $442.0 million and $467.5 million, respectively. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to borrowed securities provide additional security to third parties should a subsidiary fail to make principal and/or interest payments when due. As of March 31, 2012 and December 31, 2011, RGA’s obligation related to borrowed securities guarantees was $150.0 million.

Manor Reinsurance, Ltd. (“Manor Re”), a subsidiary of RGA, has obtained $300.0 million of collateral financing through 2020 from an international bank which enabled Manor Re to deposit assets in trust to support statutory reserve credits for an affiliated reinsurance transaction. The bank has recourse to RGA should Manor Re fail to make payments or otherwise not perform its obligations under this financing.

In addition, the Company indemnifies its directors and officers as provided in its charters and by-laws. Since this indemnity generally is not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under this indemnity in the future.

9. Employee Benefit Plans

The components of net periodic benefit costs for the three months ended March 31, 2012 and 2011 were as follows (dollars in thousands):

	Pension Benefits		Other Benefits
	Three months ended March 31,		Three months ended March 31,
	2012	2011	2012	2011
Net periodic benefit cost:
Service cost	$1,532	$1,415	$279	$212
Interest Cost	980	890	259	220
Expected return on plan assets	(734)	(644)	—	—
Amortization of prior service cost	99	7	—	—
Amortization of prior actuarial loss	275	188	88	59

Total	$2,152	$1,856	$626	$491

The Company has not made any pension contributions in the first three months of 2012 but expects to make total pension contributions of $8.7 million in 2012.

10. Equity Based Compensation

Equity compensation expense was $8.4 million and $7.8 million in the first quarter of 2012 and 2011, respectively. In the first quarter of 2012, the Company granted 0.7 million stock appreciation rights at $56.65 weighted average per share and 0.2 million performance contingent units to employees. Additionally, non-employee directors were granted a total of 10,350 shares of common stock. As of March 31, 2012, 1.8 million share options at $46.01 weighted average per share were vested and exercisable with a remaining weighted average exercise period of 4.7 years. As of March 31, 2012, the total compensation cost of non-vested awards not yet recognized in the financial statements was $40.1 million. It is estimated that these costs will vest over a weighted average period of 2.5 years.

11. Retrocession Arrangements and Reinsurance Ceded Receivables

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

Certain retrocessions are arranged through the Company’s retrocession pools for amounts in excess of the Company’s retention limit. As of March 31, 2012 and December 31, 2011, all rated retrocession pool participants followed by the A.M. Best Company were rated “A- (excellent)” or better. The Company verifies retrocession pool participants’ ratings on a quarterly basis. For a majority of the retrocessionaires that were not rated, security in the form of letters of credit or trust assets has been given as additional security in favor of RGA Reinsurance Company (“RGA Reinsurance”). In addition, the Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance. In addition to its third party retrocessionaires, various RGA reinsurance subsidiaries retrocede amounts in excess of their retention to RGA Reinsurance, Parkway Re, Rockwood Re, RGA Barbados, RGA Americas, Manor Re, RGA Atlantic or RGA Worldwide Reinsurance Company, Ltd. (“RGA Worldwide”).

As of March 31, 2012 and December 31, 2011, the Company had claims recoverable from retrocessionaires of $138.1 million and $151.9 million, respectively, which is included in reinsurance ceded receivables, in the condensed consolidated balance sheets. The Company considers outstanding claims recoverable in excess of 90 days to be past due. There were $6.6 million and $11.4 million of past due claims recoverable as of March 31, 2012 and December 31, 2011, respectively. Based on the Company’s annual financial reviews, the Company has not established a valuation allowance for claims recoverable from retrocessionaires. The Company has never experienced a material default in connection with retrocession arrangements, nor has it experienced any difficulty in collecting claims recoverable from retrocessionaires; however, no assurance can be given as to the future performance of such retrocessionaires or as to recoverability of any such claims.

12. New Accounting Standards

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

Adoption of New Accounting Standards

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

Fair Value Measurements and Disclosures

In May 2011, the FASB amended the general accounting principles for Fair Value Measurements and Disclosures as it relates to the measurement and disclosure requirements about fair value measurements. This amendment clarifies the FASB’s intent about the application of existing fair value measurement requirements. It also changes particular principles and requirements for measuring fair value and for disclosing information about fair value measurements. The amendment is effective for interim and annual periods beginning after December 15, 2011. The Company adopted this amendment and the required disclosures are provided in Note 6 — “Fair Value of Assets and Liabilities”.

Deferred Policy Acquisition Costs

In October 2010, the FASB amended the general accounting principles for Financial Services – Insurance as it relates to accounting for costs associated with acquiring or renewing insurance contracts. This amendment clarifies that only those costs that result directly from and are essential to the contract transaction and that would not have been incurred had the contract transaction not occurred can be capitalized. It also defines acquisitions costs as costs that are related directly to the successful acquisitions of new or renewal insurance contracts. The amendment is effective for fiscal years and interim periods beginning after December 15, 2011. The retrospective adoption of this amendment on January 1, 2012, resulted in a reduction in the Company’s deferred acquisition cost asset and a corresponding reduction to equity. There will be a decrease in amortization subsequent to adoption due to the reduced deferred acquisition cost asset. There will also be a reduction in the level of future costs the Company defers; thereby increasing expenses incurred in future periods. The Company retrospectively adopted this amendment and the required disclosures are provided in Note 1 — “Organization and Basis of Presentation”.

Comprehensive Income

In June 2011, the FASB amended the general accounting principles for Comprehensive Income as it relates to the presentation of comprehensive income. This amendment requires entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in either a continuous statement of comprehensive income or in two separate but consecutive statements. The amendment does not change the items that must be reported in other comprehensive income. In December 2011, the FASB amended the general accounting principles for Comprehensive Income as it relates to the presentation of comprehensive income. This amendment defers the requirement to present the effects of reclassifications out of accumulated other comprehensive income on the Company’s consolidated statements of income, which was required in the Comprehensive Income amendment made in June 2011. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted these amendments and the required presentation is provided in the Condensed Consolidated Statements of Comprehensive Income.

Future Adoption of New Accounting Standards

Basis of Presentation

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

Forward-looking statements should be evaluated together with the many risks and uncertainties that affect the Company’s business, including those mentioned in this document and the cautionary statements described in the periodic reports the Company files with the SEC. These forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligations to update these forward-looking statements, even though the Company’s situation may change in the future. The Company qualifies all of its forward-looking statements by these cautionary statements. For a discussion of these risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements, you are advised to see Item 1A – “Risk Factors” in the 2011 Annual Report.

Overview

RGA is an insurance holding company that was formed on December 31, 1992. The Company is primarily engaged in the reinsurance of traditional life and health for individual and group coverages, longevity, disability income, annuity, critical illness and financial reinsurance.

The Company derives revenues primarily from renewal premiums from existing reinsurance treaties, new business premiums from existing or new reinsurance treaties and income earned on invested assets. The Company believes that industry trends have not changed materially from those discussed in its 2011 Annual Report.

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

Results of Operations

The Company has adopted the amended general accounting principles for Financial Services – Insurance as it relates to accounting for costs associated with acquiring or renewing insurance contracts. The prior-period results of operations presented herein have been adjusted to reflect the retrospective adoption of the new accounting principles. See Note 1—“Organization and Basis of Presentation” in the Notes to Condensed Consolidated Financial Statements for additional information.

Consolidated

Consolidated income before income taxes decreased $46.0 million, or 20.3% for the first quarter of 2012, as compared to the same period in 2011. The decrease was primarily due a decline in investment related gains and lower investment income partially offset by increased net premiums in all segments. The decrease in investment related gains reflects changes in the value of embedded derivatives within the U.S. segment. The effect of tightening credit spreads in the U.S. markets increased the value of embedded derivatives to a greater extent in the first three months of 2011 than 2012. Foreign currency fluctuations relative to the prior year did not materially affect results for the first quarter of 2012.

The Company recognizes in consolidated income, changes in the value of embedded derivatives on modco or funds withheld treaties, equity-indexed annuity treaties (“EIAs”) and variable annuity products. The change in the value of embedded derivatives related to reinsurance treaties written on a modco or funds withheld basis is subject to the general accounting principles for Derivatives and Hedging related to embedded derivatives. The unrealized gains and losses associated with these embedded derivatives, after adjustment for deferred acquisition costs, decreased income before income taxes by $26.5 million in the first quarter of 2012, as compared to the same period in 2011. Changes in risk free rates used in the fair value estimates of embedded derivatives associated with EIAs affect the amount of unrealized gains and losses the Company recognizes. The unrealized gains and losses associated with EIAs, after adjustment for deferred acquisition costs and retrocession, decreased income before income taxes by $6.9 million in the first quarter of 2012, as compared to the same period in 2011. The change in the Company’s liability for variable annuities associated with guaranteed minimum living benefits affects the amount of unrealized gains and losses the Company recognizes. The unrealized gains and losses associated with guaranteed minimum living benefits, after adjustment for deferred acquisition costs, increased income before income taxes by $9.7 million in the first quarter of 2012, as compared to the same period in 2011.

The combined changes in these three types of embedded derivatives, after adjustment for deferred acquisition costs and retrocession, resulted in a decrease of approximately $23.7 million in consolidated income before income taxes in the first quarter of 2012, as compared to the same period in 2011. These fluctuations do not affect current cash flows, crediting rates or spread performance on the underlying treaties. Therefore, management believes it is helpful to distinguish between the effects of changes in these embedded derivatives and the primary factors that drive profitability of the underlying treaties, namely investment income, fee income, and interest credited.

Consolidated net premiums increased $127.4 million, or 7.3%, for the three months ended March 31, 2012, as compared to the same period in 2011, due to growth in life reinsurance in force. Foreign currency fluctuations relative to the prior year did not materially affect consolidated net premiums for the first quarter of 2012. Consolidated assumed life insurance in force increased to $2,770.9 billion as of March 31, 2012 from $2,587.9 billion as of March 31, 2011 due to new business production. The Company added new business production, measured by face amount of insurance in force, of $118.5 billion and $88.2 billion during the first quarter of 2012 and 2011, respectively. Management believes industry consolidation and the established practice of reinsuring mortality risks should continue to provide opportunities for growth, albeit at rates less than historically experienced.

Consolidated investment income, net of related expenses, decreased $30.1 million, or 8.1%, for the three months ended March 31, 2012, as compared to the same period in 2011, primarily due to market value changes related to the Company’s funds withheld at interest investment associated with the reinsurance of certain EIAs which unfavorably affected investment income by $49.1 million. The effect on investment income of the EIAs market value changes is substantially offset by a corresponding change in interest credited to policyholder account balances resulting in an insignificant effect on net income. The first quarter decrease in investment income also reflects a lower effective investment portfolio yield offset by a larger average invested asset base. Average invested assets at amortized cost for the three months ended March 31, 2012 totaled $18.3 billion, a 9.5% increase over March 31, 2011. The average yield earned on investments, excluding funds withheld, decreased to 5.05%, for the first quarter of 2012 from 5.35% for the first quarter of 2011. The average yield will vary from quarter to quarter and year to year depending on a number of variables, including the prevailing interest rate and credit spread environment, changes in the mix of the underlying investments and cash balances, and the timing of dividends and distributions on certain investments. A continued low interest rate environment in the U.S. would be expected to put downward pressure on this yield in future reporting periods.

Total investment related gains (losses), net decreased by $80.1 million, or 64.8%, for the three months ended March 31, 2012, as compared to the same period in 2011. The decrease is primarily due to an unfavorable change in the embedded derivatives related to reinsurance treaties written on a modco or funds withheld basis of $100.0 million, a decrease in the fair value of derivatives used to hedge the embedded derivative liabilities associated with guaranteed minimum living benefits of $75.7 million and an increase in investment impairments on fixed maturity and equity securities of $14.1 million. Offsetting these decreases was a favorable change in the embedded derivatives related to guaranteed minimum living benefits of $113.7 million. See Note 4 – “Investments” and Note 5 – “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for additional information on the impairment losses and derivatives. Investment income and investment related gains and losses are allocated to the operating segments based upon average assets and related capital levels deemed appropriate to support the segment operations.

The effective tax rate on a consolidated basis was 31.8% and 34.3% for the first quarter of 2012 and 2011, respectively. The 2012 effective tax rate was lower than the U.S. statutory rate of 35.0% primarily as a result of income in non-U.S. jurisdictions with lower tax rates than the U.S. and differences in tax basis in foreign jurisdictions, offset by a tax accrual of $1.3 million related to business extender provisions that the U.S. Congress did not pass prior to the end of the quarter. The 2011 effective tax rate was lower than the U.S. statutory rate of 35.0% primarily as a result of income in non-U.S. jurisdictions with lower tax rates than the U.S.

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

A discussion of each of the critical accounting policies may be found in the Company’s 2011 Annual Report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.” The Company’s critical accounting policy regarding deferred acquisition costs reflects the previously mentioned adoption of the amended general accounting principles for Financial Services – Insurance as it relates to accounting for costs associated with acquiring or renewing insurance contracts. See Note 1—“Organization and Basis of Presentation” in the Notes to Condensed Consolidated Financial Statements for additional information.

Further discussion and analysis of the results for 2012 compared to 2011 are presented by segment.

U.S. Operations

U.S. operations consist of two major sub-segments: Traditional and Non-Traditional. The Traditional sub-segment primarily specializes in individual mortality-risk reinsurance and to a lesser extent, group, health and long-term care reinsurance. The Non-Traditional sub-segment consists of Asset-Intensive and Financial Reinsurance.

For the three months ended March 31, 2012 (dollars in thousands)		Non-Traditional
	Traditional	Asset-Intensive	Financial Reinsurance	Total U.S.
Revenues:
Net premiums	$1,021,507	$3,596	$—	$1,025,103
Investment income, net of related expenses	132,417	109,277	164	241,858
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(6,030)	—	—	(6,030)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	(5,907)	—	—	(5,907)
Other investment related gains (losses), net	(1,147)	40,603	(139)	39,317

Total investment related gains (losses), net	(13,084)	40,603	(139)	27,380
Other revenues	1,003	19,893	8,910	29,806

Total revenues	1,141,843	173,369	8,935	1,324,147

Benefits and expenses:
Claims and other policy benefits	907,461	1,902	—	909,363
Interest credited	15,054	72,750	—	87,804
Policy acquisition costs and other insurance expenses	145,485	59,065	770	205,320
Other operating expenses	24,001	3,062	1,852	28,915

Total benefits and expenses	1,092,001	136,779	2,622	1,231,402

Income before income taxes	$49,842	$36,590	$6,313	$92,745

For the three months ended March 31, 2011 (dollars in thousands)		Non-Traditional
	Traditional	Asset-Intensive	Financial Reinsurance	Total U.S.
Revenues:
Net premiums	$935,053	$3,325	$—	$938,378
Investment income (loss), net of related expenses	120,748	147,492	(197)	268,043
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	—	(552)	—	(552)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	—	—	—
Other investment related gains (losses), net	8,875	105,021	(35)	113,861

Total investment related gains (losses), net	8,875	104,469	(35)	113,309
Other revenues	493	24,001	9,002	33,496

Total revenues	1,065,169	279,287	8,770	1,353,226

Benefits and expenses:
Claims and other policy benefits	822,407	2,816	—	825,223
Interest credited	14,584	91,479	—	106,063
Policy acquisition costs and other insurance expenses	131,916	116,301	853	249,070
Other operating expenses	21,350	2,154	1,797	25,301

Total benefits and expenses	990,257	212,750	2,650	1,205,657

Income before income taxes	$74,912	$66,537	$6,120	$147,569

Income before income taxes for the U.S. operations segment decreased by $54.8 million for the three months ended March 31, 2012, as compared to the same period in 2011. The decrease in income before income taxes in the first quarter of 2012 can primarily be attributed primarily a decrease in investment related gains. Compared to 2011, investment related gains decreased as a result of both changes in credit spreads on the fair value of embedded derivatives associated with treaties written on a modified coinsurance or funds withheld basis and other than temporary impairments on fixed maturity securities. Decreases or increases in credit spreads result in an increase or decrease in value of the embedded derivative, and therefore, an increase or decrease in investment related gains or losses, respectively.

Traditional Reinsurance

The U.S. Traditional sub-segment provides life and health reinsurance to domestic clients for a variety of products through yearly renewable term, coinsurance and modified coinsurance agreements. These reinsurance arrangements may involve either facultative or automatic agreements. This sub-segment added new individual life business production, measured by face amount of insurance in force, of $85.0 billion and $31.3 billion during the first three months of 2012 and 2011, respectively. Approximately $42.8 billion of the increase compared to the same period in 2011 relates to one large in force transaction recorded in the first quarter of 2012.

Income before income taxes for the U.S. Traditional sub-segment decreased by $25.1 million, or 33.5%, for the three months ended March 31, 2012, as compared to the same period in 2011. The decrease in the first quarter was primarily due to a decrease in investment related gains (losses), net and slightly higher mortality experience compared to the same period in 2011.

Net premiums increased $86.5 million, or 9.2%, for the three months ended March 31, 2012, as compared to the same period in 2011. The increase in net premiums was driven primarily by growth of total U.S. Traditional business in force. At March 31, 2012, total face amount of life insurance was $1,400.4 billion compared to $1,337.5 billion at March 31, 2011. Contributing to the increase was the large in force block transaction of $42.8 billion mentioned above. Premiums on health and group related coverages contributed $38.4 million to the increase in net premiums for the first quarter of 2012.

Net investment income increased $11.7 million, or 9.7%, for the three months ended March 31, 2012, as compared to the same period in 2011, primarily due to a 10.7% increase in the average invested asset base partially offset by lower yield rates. Investment related gains (losses), net decreased $22.0 million, for the three months ended March 31, 2012, as compared to the same period in 2011. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.

Claims and other policy benefits as a percentage of net premiums (“loss ratios”) were 88.8% and 88.0% for the first quarter of 2012 and 2011, respectively. The Company’s experience indicates that claims flow is typically higher in the first quarter due to seasonality of death claims as more people die in winter months than other months of the year. Although reasonably predictable over a period of years, death claims can be volatile over shorter periods.

Interest credited expense increased $0.5 million, or 3.2%, for the three months ended March 31, 2012, as compared to the same period in 2011. The increase in interest credited expense is largely offset by additional investment income. The increase is the result of one treaty that had a slight increase in its asset base with a credited loan rate that had remained constant at 4.8%. Interest credited in this sub-segment relates to amounts credited on cash value products which also have a significant mortality component.

Policy acquisition costs and other insurance expenses as a percentage of net premiums were 14.2% and 14.1% for the first quarter of 2012 and 2011, respectively. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels within coinsurance-type arrangements. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary. Also, the mix of first year coinsurance business versus yearly renewable term business can cause the percentage to fluctuate from period to period.

Other operating expenses increased $2.7 million, or 12.4%, for the three months ended March 31, 2012, as compared to the same period in 2011. Other operating expenses, as a percentage of net premiums were 2.3% for both the first quarter of 2012 and 2011.

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

(dollars in thousands)	For the three months ended
	March 31,
	2012	2011
Revenues:
Total revenues	$173,369	$279,287
Less:
Embedded derivatives – modco/funds withheld treaties	(9,387)	90,535
Guaranteed minimum benefit riders and related free standing derivatives	50,670	12,621

Revenues before certain derivatives	132,086	176,131

Benefits and expenses:
Total benefits and expenses	136,779	212,750
Less:
Embedded derivatives – modco/funds withheld treaties	(12,402)	61,022
Guaranteed minimum benefit riders and related free standing derivatives	33,470	8,123
Equity-indexed annuities	(1,836)	(8,692)

Benefits and expenses before certain derivatives	117,547	152,297

Income before income taxes:
Income before income taxes	36,590	66,537
Less:
Embedded derivatives – modco/funds withheld treaties	3,015	29,513
Guaranteed minimum benefit riders and related free standing derivatives	17,200	4,498
Equity-indexed annuities	1,836	8,692

Income before income taxes and certain derivatives	14,539	23,834

Embedded Derivatives—Modco/Funds Withheld Treaties- Represents the change in the fair value of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis, allowing for deferred acquisition expenses. Changes in the fair value of the embedded derivative are driven by changes in investment credit spreads, including the Company’s own credit risk. Generally, an increase in investment credit spreads, ignoring changes in the Company’s own credit risk, will have a negative impact on the fair value of the embedded derivative (decrease in income). Changes in fair values of these embedded derivatives are net of a decrease in revenues of $63.5 million and $23.9 million for the three months ended March 31, 2012 and 2011, respectively, associated with the Company’s own credit risk. A 10% increase in the Company’s own credit risk rate would have increased revenues for the three months ended March 31, 2012 by approximately $0.2 million. Conversely, a 10% decrease in the Company’s own credit risk rate would have decreased revenues for the three months ended March 31, 2012 by approximately $0.2 million.

In the first quarter of 2012, the change in fair value of the embedded derivative decreased revenues by $9.4 million and related deferred acquisition expenses decreased benefits and expenses by $12.4 million, for a positive pre-tax income impact of $3.0 million. During the first quarter of 2011, the change in fair value of the embedded derivative increased revenues by $90.5 million and related deferred acquisition expenses increased benefits and expenses by $61.0 million, for a positive pre-tax income impact of $29.5 million, primarily due to a decrease in investment credit spreads.

Guaranteed Minimum Benefit Riders- Represents the impact related to guaranteed minimum benefits associated with the Company’s reinsurance of variable annuities. The fair value changes of the guaranteed minimum benefits along with the changes in fair value of the free standing derivatives purchased by the Company to partially hedge the liability are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in expenses. Changes in fair values of these embedded derivatives are net of an increase in revenues of $37.0 million for the three months ended March 31, 2012 associated with the Company’s own credit risk. A 10% increase in the Company’s own credit risk rate would have increased revenues for the three months ended March 31, 2012 by approximately $3.2 million. Conversely, a 10% decrease in the Company’s own credit risk rate would have decreased revenues for the three months ended March 31, 2012 by approximately $3.2 million.

In the first quarter of 2012, the change in the fair value of the guaranteed minimum benefits, after allowing for changes in the associated free standing derivatives, increased revenues by $50.7 million and deferred acquisition expenses increased benefits and expenses by $33.5 million for a positive pre-tax income impact of $17.2 million. In the first quarter of 2011, the change in the fair value of the guaranteed minimum benefits after allowing for changes in the associated free standing derivatives increased revenues by $12.6 million and deferred acquisition expenses increased benefits and expenses by $8.1 million for a positive pre-tax income impact of $4.5 million.

Equity-Indexed Annuities- Represents the impact of changes in the benchmark rate on the calculation of the fair value of embedded derivative liabilities associated with equity-indexed annuities, after adjustments for related deferred acquisition expenses. In the first quarter of 2012 and 2011, expenses decreased $1.8 million and $8.7 million, respectively.

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

Discussion and analysis before certain derivatives:

The decrease in income before income taxes and certain derivatives in the first quarter of 2012 of $9.3 million was primarily due to a decrease in investment related gains (losses), net including the impact of changes in DAC.

The decrease in revenue before certain derivatives of $44.0 million in the first quarter of 2012 was driven by changes in investment income related to equity options held in a funds withheld portfolio associated with equity-indexed annuity treaties. Increases and decreases in investment income related to equity options were mostly offset by corresponding increases and decreases in interest credited expense.

The decrease in benefits and expenses before certain derivatives of $34.8 million in the first quarter of 2012 was primarily due to a change in the interest credited expense related to equity option income on funds withheld equity-indexed annuity treaties. This change was mostly offset by a corresponding change in investment income.

The average invested asset base supporting this sub-segment increased to $5.9 billion in the first quarter of 2012 from $5.7 billion in the first quarter of 2011. The growth in the asset base was driven primarily by new business written on existing deferred annuity treaties. As of March 31, 2012, $4.1 billion of the invested assets were funds withheld at interest, of which 91.8% is associated with one client.

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

Income before income taxes increased $0.2 million, or 3.2%, for the three months ended March 31, 2012, as compared to the same period in 2011. The increase in the first quarter of 2012 was the result of additional surplus relief provided as compared to the same period in 2011. At March 31, 2012 and 2011, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, was $2.0 billion and $1.7 billion, respectively. The pre-tax statutory surplus amounts include all business assumed or brokered by the Company in the U.S. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and therefore can fluctuate from period to period.

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

(dollars in thousands)	For the three months ended March 31,
	2012	2011
Revenues:
Net premiums	$218,210	$215,028
Investment income, net of related expenses	48,900	45,919
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	—	—
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	—
Other investment related gains (losses), net	8,543	5,558

Total investment related gains (losses), net	8,543	5,558
Other revenues	(30)	22

Total revenues	275,623	266,527

Benefits and expenses:
Claims and other policy benefits	160,625	179,055
Policy acquisition costs and other insurance expenses	50,285	48,866
Other operating expenses	9,650	8,694

Total benefits and expenses	220,560	236,615

Income before income taxes	$55,063	$29,912

Income before income taxes increased by $25.2 million, or 84.1%, for the three months ended March 31, 2012, as compared to the same period in 2011. The increase in income in the first quarter of 2012 was primarily due to improved traditional individual life mortality experience compared to prior year and an increase of $3.0 million in net investment related gains. In addition, contributing to the increase in income in the first quarter of 2012 is $6.3 million of income from the recapture of a previously assumed block of individual life business. In the first three months of 2012, a weaker Canadian dollar resulted in a decrease in income before income taxes of $0.7 million compared to the same period in 2011.

Net premiums increased $3.2 million, or 1.5%, for the three months ended March 31, 2012, as compared to the same period in 2011. Premiums increased in the first quarter of 2012 due to new business from both new and existing treaties. Excluding the impact of foreign exchange, reinsurance inforce at March 31, 2012 increased 10.6% over March 31, 2011. The increase in net premiums was offset by a decrease in premiums from creditor treaties of $6.1 million. Foreign currency exchange fluctuation in the Canadian dollar resulted in a decrease in net premiums of approximately $3.3 million in the first quarter of 2012 compared to 2011. Premium levels can be significantly influenced by currency fluctuations, large transactions, mix of business and reporting practices of ceding companies and therefore may fluctuate from period to period.

Net investment income increased $3.0 million, or 6.5%, for the three months ended March 31, 2012, as compared to the same period in 2011. Investment income and investment related gains and losses are allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments. The increase in investment income, excluding the impact of foreign exchange, was mainly the result of a 2.1% increase in the allocated asset base due to growth in the underlying business volume and a higher investment yield.

Loss ratios for this segment were 73.6% and 83.3% for the first quarter of 2012 and 2011, respectively. Historically, the loss ratio increased primarily as the result of several large permanent level premium in force blocks assumed in 1997 and 1998. These are mature blocks of long-term permanent level premium business in which mortality as a percentage of net premiums is expected to be higher than historical ratios. The nature of permanent level premium policies requires the Company to set up actuarial liabilities and invest the amounts received in excess of early-year mortality costs to fund claims in later years when those level premiums may not cover expected increasing mortality or claim costs. Excluding creditor business, claims and other policy benefits, as a percentage of net premiums and investment income were 65.4% and 76.6% for the first quarter of 2012 and 2011, respectively. The decrease in the loss ratio for the first quarter of 2012 compared to the same period in 2011 is due to improved traditional individual life mortality experience and reduction in benefits associated with the aforementioned recapture.

Policy acquisition costs and other insurance expenses as a percentage of net premiums were 23.0% and 22.7% for the first quarter of 2012 and 2011, respectively. Policy acquisition costs and other insurance expenses as a percentage of net premiums for traditional individual life business were 14.6% and 11.6% for the first quarter of 2012 and 2011, respectively. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels and product mix. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary.

Other operating expenses increased by $1.0 million, or 11.0% for the three months ended March 31, 2012, as compared to the same period in 2011. Other operating expenses as a percentage of net premiums were 4.4% and 4.0% for the first quarter of 2012 and 2011, respectively.

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

(dollars in thousands)	For the three months ended March 31,
	2012	2011
Revenues:
Net premiums	$292,771	$269,120
Investment income, net of related expenses	11,331	10,535
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	—	—
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	—
Other investment related gains (losses), net	1,982	293

Total investment related gains (losses), net	1,982	293
Other revenues	2,253	1,055

Total revenues	308,337	281,003

Benefits and expenses:
Claims and other policy benefits	261,484	216,932
Policy acquisition costs and other insurance expenses	15,052	16,524
Other operating expenses	25,195	25,012

Total benefits and expenses	301,731	258,468

Income before income taxes	$6,606	$22,535

Income before income taxes decreased by $15.9 million, or 70.7%, for the three months ended March 31, 2012, as compared to the same period in 2011. The decrease in income before income taxes for the first quarter was primarily due to unfavorable claims experience over the prior period, mainly in the UK. Unfavorable foreign currency exchange fluctuations contributed to the decrease in income before income taxes totaling $1.5 million for the first quarter of 2012.

Net premiums increased $23.7 million, or 8.8%, for the three months ended March 31, 2012, as compared to the same period in 2011. Net premiums increased as a result of new business from both new and existing treaties including a $10.5 million increase associated with reinsurance of longevity risk in the UK. During 2012, there was an unfavorable foreign currency exchange fluctuation, particularly with the British pound, the euro and the South African rand weakening against the U.S. dollar when compared to the same periods in 2011, which decreased net premiums by approximately $11.4 million in the first quarter of 2012 as compared to the same period in 2011.

A portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage, primarily in the UK. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Net premiums earned from this coverage totaled $61.5 million and $60.3 million in the first quarter of 2012 and 2011, respectively. Premium levels can be significantly influenced by currency fluctuations, large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.

Net investment income increased $0.8 million, or 7.6%, for the three months ended March 31, 2012, as compared to the same period in 2011. This increase was primarily due to a 30.8% increase in the invested asset base partially offset by a lower investment yield. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.

Loss ratios for this segment were 89.3% and 80.6% for the first quarter of 2012 and 2011, respectively. The increased loss ratio for the current quarter is attributable to a spike in reported claims, most notably from UK critical illness and mortality coverages. Although reasonably predictable over a period of years, claims can be volatile over shorter periods. Management views recent experience as normal short-term volatility that is inherent in the business.

Policy acquisition costs and other insurance expenses as a percentage of net premiums was 5.1% and 6.1% for the first quarter of 2012 and 2011, respectively. These percentages fluctuate due to timing of client company reporting, variations in the mixture of business and the relative maturity of the business. In addition, as the segment grows, renewal premiums, which have lower allowances than first-year premiums, represent a greater percentage of the total net premiums.

Other operating expenses increased $0.2 million, or 0.7%, for the three months ended March 31, 2012, as compared to the same period in 2011. Other operating expenses as a percentage of net premiums totaled 8.6% and 9.3% for the first quarter of 2012 and 2011, respectively.

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

(dollars in thousands)	For the three months ended March 31,
	2012	2011
Revenues:
Net premiums	$325,350	$311,517
Investment income, net of related expenses	22,578	19,943
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	—	—
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	—
Other investment related gains (losses), net	4,349	(438)

Total investment related gains (losses), net	4,349	(438)
Other revenues	7,408	8,492

Total revenues	359,685	339,514

Benefits and expenses:
Claims and other policy benefits	248,620	247,930
Interest credited	238	—
Policy acquisition costs and other insurance expenses	50,847	44,481
Other operating expenses	27,913	25,127

Total benefits and expenses	327,618	317,538

Income before income taxes	$32,067	$21,976

Income before income taxes increased by $10.1 million, or 45.9%, for the three months ended March 31, 2012, as compared to the same period in 2011. The increase in income was primarily attributable to favorable claims experience in Australia, Hong Kong, Southeast Asia and Japan. Additionally, foreign currency exchange fluctuations resulted in an increase to income before income taxes totaling approximately $1.6 million for the first quarter of 2012 compared to the same period in 2011.

Net premiums increased $13.8 million, or 4.4%, for the three months ended March 31, 2012, as compared to the same period in 2011. Premiums in the first quarter of 2012 increased throughout the segment primarily due to local currencies strengthening against the U.S. dollar. The overall effect of changes in Asia Pacific segment currencies was an increase in net premiums of approximately $9.8 million for the first quarter of 2012 compared to the same period in 2011.

A portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Reinsurance of critical illness in the Asia Pacific operations is offered primarily in South Korea, Australia and Hong Kong. Net premiums earned from this coverage totaled $40.3 million and $45.6 million in the first quarter of 2012 and 2011, respectively. Premium levels can be significantly influenced by currency fluctuations, large transactions and reporting practices of ceding companies and can fluctuate from period to period.

Net investment income increased $2.6 million, or 13.2%, for the three months ended March 31, 2012, as compared to the same period in 2011. This increase can be primarily attributed to a 21.7% increase in the invested asset base partially offset by a lower investment yield. Also contributing to the increase was a favorable change in foreign currency exchange fluctuations of $0.9 million. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.

Other revenues decreased by $1.1 million, or 12.8%, for the three months ended March 31, 2012, as compared to the same period in 2011. The primary source of other revenues is fees from financial reinsurance treaties in Japan. The decrease in the first quarter of 2012 was primarily related to the fee income received at the inception of a new treaty during the first quarter of 2011. At March 31, 2012 and 2011, the amount of financial reinsurance assumed from client companies, as measured by pre-tax statutory surplus, was $122.9 million and $216.5 million, respectively. The decrease was due to the continuing recovery of pre-tax statutory surplus on a large treaty. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and therefore can fluctuate from period to period.

Loss ratios for this segment were 76.4% and 79.6% for the first quarter of 2012 and 2011, respectively. The decrease in the loss ratio for the first quarter of 2012 compared to 2011 is primarily due to the estimated losses from the Japan and New Zealand earthquakes in 2011. Although reasonably predictable over a period of years, claims can be volatile over shorter periods. Management views recent experience, with the exception of the estimated losses from earthquakes, as normal short-term volatility that is inherent in the business. Loss ratios will fluctuate due to timing of client company reporting, variations in the mixture of business and the relative maturity of the business.

Policy acquisition costs and other insurance expenses as a percentage of net premiums were 15.6% and 14.3% for the first quarter of 2012 and 2011, respectively. The ratio of policy acquisition costs and other insurance expenses as a percentage of net premiums should generally decline as the business matures; however, the percentage does fluctuate periodically due to timing of client company reporting and variations in the mixture of business.

Other operating expenses increased $2.8 million, or 11.1%, for the three months ended March 31, 2012, as compared to the same period in 2011. Other operating expenses as a percentage of net premiums totaled 8.6% and 8.1% for the first quarter of 2012 and 2011. The timing of premium flows and the level of costs associated with the entrance into and development of new markets in the growing Asia Pacific segment may cause other operating expenses as a percentage of net premiums to fluctuate over periods of time.

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

(dollars in thousands)	For the three months ended March 31,
	2012	2011
Revenues:
Net premiums	$2,048	$2,087
Investment income, net of related expenses	16,273	26,600
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(1,577)	(1,004)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	(1,314)	—
Other investment related gains (losses), net	4,157	5,902

Total investment related gains (losses), net	1,266	4,898
Other revenues	5,596	8,580

Total revenues	25,183	42,165

Benefits and expenses:
Claims and other policy benefits	57	309
Interest credited	—	—
Policy acquisition costs and other insurance expenses (income)	(13,870)	(12,694)
Other operating expenses	18,425	22,016
Interest expenses	23,322	24,569
Collateral finance facility expense	2,967	3,202

Total benefits and expenses	30,901	37,402

Income (loss) before income taxes	$(5,718)	$4,763

Income (loss) before income taxes decreased by $10.5 million for the three months ended March 31, 2012, as compared to the same period in 2011. The decrease for the first quarter is primarily due to a $10.3 million decrease to investment income and a $3.6 million decrease in investment related gains (losses) partially offset by a decrease in other operating expenses of $3.6 million.

Total revenues decreased by $17.0 million, or 40.3%, for the three months ended March 31, 2012, as compared to the same period in 2011. The decrease was largely due to a $10.3 million decrease in investment income due to a lower invested asset base and lower yields. Additionally, there was a $3.6 million decrease in investment related gains (losses) due primarily to higher investment impairments. Also contributing to the decrease in revenues was a gain on repurchase of collateral finance facility securities of $5.0 million which was included in the other revenue in the first quarter of 2011.

Total benefits and expenses decreased by $6.5 million, or 17.4%, for the three months ended March 31, 2012, as compared to the same period in 2011. The decrease for the first quarter was primarily due to a decrease in other operating expenses of $3.6 million related to the loss on the redemption and remarketing associated with Preferred Income Equity Redeemable Securities of $4.4 million which was included in other operating expenses in the first quarter of 2011. This loss reflects the recognition of the unamortized issuance costs of the original preferred securities.

Liquidity and Capital Resources

Current Market Environment

The current interest rate environment is negatively affecting the Company’s earnings. Investment yield has decreased 30 basis points for the three months ended March 31, 2012 as compared to the same period in 2011. In addition, the Company’s insurance liabilities, in particular its annuity products, are sensitive to changing market factors. Results of operations in the first three months of 2012 compared to the same period in 2011 appear unfavorable largely due to changes in the value of embedded derivatives. While the results for both periods reflect tightening credit spreads, the impact of credit spread movements was much greater in the first three months of 2011 compared to 2012. There has been a continued increase in gross unrealized gains on fixed maturity securities and equity securities available-for-sale, which were $2,197.8 million and $1,164.7 million at March 31, 2012 and 2011, respectively. Gross unrealized losses have not been as volatile, totaling $214.4 million and $267.7 million at March 31, 2012 and 2011, respectively. The increase in the gross unrealized gains is primarily due to lower interest rates.

The Company continues to be in a position to hold its investment securities until recovery, provided it remains comfortable with the credit of the issuers. As indicated above, gross unrealized gains on investment securities of $2,197.8 million are well in excess of gross unrealized losses of $214.4 million as of March 31, 2012. Historically low interest rates continued to put pressure on the Company’s investment yield. In January 2012, U.S. Federal Reserve officials indicated that economic conditions in the U.S. would likely warrant exceptionally low federal funds rate through 2014. The Company does not rely on short-term funding or commercial paper and to date it has experienced no liquidity pressure, nor does it anticipate such pressure in the foreseeable future. The Company has selectively reduced its exposure to distressed security issuers through security sales.

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

The Holding Company

RGA is an insurance holding company whose primary uses of liquidity include, but are not limited to, the immediate capital needs of its operating companies, dividends paid to its shareholders, repurchase of common stock and interest payments on its indebtedness. RGA recognized interest expense of $32.8 million and $26.0 million for the three months ended March 31, 2012 and 2011, respectively. RGA made capital contributions to subsidiaries of $1.0 million for the three months ended March 31, 2012. There were no capital contributions for the three months ended March 31, 2011. Dividends to shareholders were $13.3 million and $8.8 million for the three months ended March 31, 2012 and 2011, respectively. There were no principal payments on RGA’s debt for the three months ended March 31, 2012 and 2011. The primary sources of RGA’s liquidity include proceeds from its capital raising efforts, interest income on undeployed corporate investments, interest income received on surplus notes with RGA Reinsurance, Reinsurance Company of Missouri, Incorporated (“RCM”) and Rockwood Re and dividends from operating subsidiaries. RGA recognized interest and dividend income of $19.2 million and $11.4 million for the three months ended March 31, 2012 and 2011, respectively. There was no issuance of unaffiliated or affiliated long term debt for the three months ended March 31, 2012 and 2011, respectively. As the Company continues its expansion efforts, RGA will continue to be dependent upon these sources of liquidity. As of March 31, 2012 and December 31, 2011, RGA held $599.6 million and $583.6 million, respectively, of cash and cash equivalents, short-term and other investments and fixed maturity investments.

RGA established an intercompany revolving credit facility where certain subsidiaries can lend to or borrow from each other and from RGA in order to manage capital and liquidity more efficiently. The intercompany revolving credit facility, which is a series of demand loans among RGA and its affiliates, is permitted under applicable insurance laws and has been approved by the Missouri Department of Insurance. This facility reduces overall borrowing costs by allowing RGA and its operating companies to access internal cash resources instead of incurring third-party transaction costs. The statutory borrowing and lending limit for RGA’s Missouri-domiciled insurance subsidiaries is currently the lesser of 3% of the insurance company’s admitted assets and 25% of its surplus, in both cases, as of its most recent year-end. There were no amounts outstanding under the intercompany revolving credit facility as of March 31, 2012 and December 31, 2011.

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

Cash Flows

The Company’s net cash flows provided by operating activities for the three months ended March 31, 2012 and 2011 were $554.7 million and $375.6 million, respectively. Cash flows from operating activities are affected by the timing of premiums received, claims paid, and working capital changes. The Company believes the short-term cash requirements of its business operations will be sufficiently met by the positive cash flows generated. Additionally, the Company believes it maintains a high quality fixed maturity portfolio that can be sold, if necessary, to meet the Company’s short- and long-term obligations.

Net cash used in investing activities for the three months ended March 31, 2012 and 2011 was $509.3 million and $125.8 million, respectively. Cash flows from investing activities primarily reflect the sales, maturities and purchases of fixed maturity securities related to the management of the Company’s investment portfolios and the investment of excess cash generated by operating and financing activities. Cash flows from investing activities also include the investment activity related to mortgage loans, policy loans, funds withheld at interest, short-term investments and other invested assets.

Net cash used in financing activities for the three months ended March 31, 2012 and 2011 was $140.4 million and $249.8 million, respectively. Cash flows from financing activities primarily reflects the Company’s capital management efforts, treasury stock activity, dividends to stockholders, changes in collateral for derivative positions and the activity related to universal life and other investment type policies and contracts.

Debt and Preferred Securities

Certain of the Company’s debt agreements contain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of consolidated net worth, maximum ratios of debt to capitalization and change of control provisions. The Company is required to maintain a minimum consolidated net worth, as defined in the debt agreements, of $2.8 billion, calculated as of the last day of each fiscal quarter. Also, consolidated indebtedness, calculated as of the last day of each fiscal quarter, cannot exceed 35% of the sum of the Company’s consolidated indebtedness plus adjusted consolidated net worth. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the various agreements. Additionally, the Company’s debt agreements contain cross-default covenants, which would make outstanding borrowings immediately payable in the event of a material uncured covenant default under any of the agreements, including, but not limited to, non-payment of indebtedness when due for an amount in excess of $100.0 million, bankruptcy proceedings, or any other event which results in the acceleration of the maturity of indebtedness. As of March 31, 2012 and December 31, 2011, the Company had $1,414.8 million and $1,414.7 million, respectively, in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, and the Company’s ability to raise additional funds.

The Company enters into derivative agreements with counterparties that reference either RGA’s debt rating or certain subsidiary financial strength ratings. If either rating is downgraded in the future, it could trigger certain terms in the Company’s derivative agreements, which could negatively affect overall liquidity. For the majority of the Company’s derivative agreements, there is a termination event should the long-term senior debt ratings drop below either BBB+ (S&P) or Baa1 (Moody’s) or the financial strength ratings drop below either A- (S&P) or A3 (Moody’s).

The Company maintains a syndicated revolving credit facility with an overall capacity of $850.0 million which is scheduled to mature in December 2015. The Company may borrow cash and may obtain letters of credit in multiple currencies under this facility. As of March 31, 2012, the Company had no cash borrowings outstanding and $174.6 million in issued, but undrawn, letters of credit under this facility. As of March 31, 2012 and December 31, 2011, the average interest rate on long-term debt outstanding was 5.94%.

Based on the historic cash flows and the current financial results of the Company, management believes RGA’s cash flows will be sufficient to enable RGA to meet its obligations for at least the next 12 months.

Collateral Finance Facility

In 2006, RGA’s subsidiary, Timberlake Financial L.L.C. (“Timberlake Financial”), issued $850.0 million of Series A Floating Rate Insured Notes due June 2036 in a private placement. The notes were issued to fund the collateral requirements for statutory reserves required by the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX) on specified term life insurance policies reinsured by RGA Reinsurance and retroceded to Timberlake Reinsurance Company II (“Timberlake Re”). Proceeds from the notes, along with a $112.8 million direct investment by the Company, were deposited into a series of accounts that collateralize the notes and are not available to satisfy the general obligations of the Company. Interest on the notes accrues at an annual rate of 1-month LIBOR plus a base rate margin, payable monthly. The payment of interest and principal on the notes is insured through a financial guaranty insurance policy by a monoline insurance company whose parent company is operating under Chapter 11 bankruptcy. The notes represent senior, secured indebtedness of Timberlake Financial without legal recourse to RGA or its other subsidiaries. Timberlake Financial relies primarily upon the receipt of interest and principal payments on a surplus note and dividend payments from its wholly-owned subsidiary, Timberlake Re, a South Carolina captive insurance company, to make payments of interest and principal on the notes. The ability of Timberlake Re to make interest and principal payments on the surplus note and dividend payments to Timberlake Financial is contingent upon the South Carolina Department of Insurance’s regulatory approval. Since Timberlake Re’s Risk Based Capital ratio fell below 100%, it has been required to request approval on a quarterly rather than annual basis and provide additional scenario testing results. Approval to pay interest on the surplus note was granted through June 28, 2012.

In 2010, Manor Re obtained $300.0 million of collateral financing through 2020 from an international bank which enabled Manor Re to deposit assets in trust to support statutory reserve credit for an affiliated reinsurance transaction. The bank has recourse to RGA should Manor Re fail to make payments or otherwise not perform its obligations under this financing. Interest on the collateral financing accrues at an annual rate of 3-month LIBOR plus a base rate margin, payable quarterly.

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

The Company’s liquidity position (cash and cash equivalents and short-term investments) was $949.4 million and $1,051.4 million at March 31, 2012 and December 31, 2011, respectively. Cash and cash equivalents includes cash collateral received from derivative counterparties of $140.9 million and $241.5 million as of March 31, 2012 and December 31, 2011, respectively. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in other liabilities in the Company’s condensed consolidated balance sheets. Liquidity needs are determined from valuation analyses conducted by operational units and are driven by product portfolios. Periodic evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.

The Company periodically sells investment securities under agreements to repurchase the same securities. These arrangements are used for purposes of short-term financing. There were no securities subject to these agreements outstanding at March 31, 2012 or December 31, 2011. The book value of securities subject to these agreements, if any, is included in fixed maturity securities while the repurchase obligations would be reported in other liabilities in the condensed consolidated balance sheets. The Company also occasionally enters into arrangements to purchase securities under agreements to resell the same securities. Amounts outstanding, if any, are reported in cash and cash equivalents on the Company’s condensed consolidated balance sheets. These agreements are primarily used as yield enhancement alternatives to other cash equivalent investments. There were no amounts outstanding at March 31, 2012 or December 31, 2011. The Company sometimes participates in a securities borrowing program whereby securities, which are not reflected on the Company’s condensed consolidated balance sheets, are borrowed from a third party. The Company is required to maintain a minimum of 100% of the market value of the borrowed securities as collateral. The Company had borrowed securities with an amortized cost and estimated fair value of $150.0 million as of March 31, 2012 and December 31, 2011. The borrowed securities are used to provide collateral under an affiliated reinsurance transaction.

RGA Reinsurance is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and holds $18.8 million of common stock in the FHLB, which is included in other invested assets on the Company’s condensed consolidated balance sheets. RGA Reinsurance occasionally enters into traditional funding agreements with the FHLB, and had no outstanding traditional funding agreements with the FHLB at March 31, 2012 and December 31, 2011. The Company’s had no traditional funding agreements during the first three months of 2012. The Company’s average outstanding balance of traditional funding agreements was $16.0 million during the first three months of 2011. Interest on traditional funding agreements with the FHLB is reflected in interest expense on the Company’s condensed consolidated statements of income.

In addition, RGA Reinsurance has also entered into funding agreements with the FHLB under guaranteed investment contracts whereby RGA Reinsurance has issued the funding agreements in exchange for cash and for which the FHLB has been granted a blanket lien on RGA Reinsurance’s commercial and residential mortgage-backed securities and commercial mortgage loans used to collateralize RGA Reinsurance’s obligations under the funding agreements. RGA Reinsurance maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreements represented by this blanket lien provide that upon any event of default by RGA Reinsurance, the FHLB’s recovery is limited to the amount of RGA Reinsurance’s liability under the outstanding funding agreements. The amount of the Company’s liability for the funding agreements with the FHLB under guaranteed investment contracts was $197.7 million at both March 31, 2012 and December 31, 2011, which is included in interest sensitive contract liabilities. The advances on these agreements are collateralized primarily by commercial and residential mortgage-backed securities and commercial mortgage loans.

The Company’s asset-intensive products are primarily supported by investments in fixed maturity securities reflected on the Company’s balance sheet and under funds withheld arrangements with the ceding company. Investment guidelines are established to structure the investment portfolio based upon the type, duration and behavior of products in the liability portfolio so as to achieve targeted levels of profitability. The Company manages the asset-intensive business to provide a targeted spread between the interest rate earned on investments and the interest rate credited to the underlying interest-

sensitive contract liabilities. The Company periodically reviews models projecting different interest rate scenarios and their effect on profitability. Certain of these asset-intensive agreements, primarily in the U.S. operating segment, are generally funded by fixed maturity securities that are withheld by the ceding company.

Investments

The Company had total cash and invested assets of $26.4 billion and $25.9 billion at March 31, 2012 and December 31, 2011, respectively, as illustrated below (dollars in thousands):

	March 31, 2012	December 31, 2011
Fixed maturity securities, available-for-sale	$16,794,057	$16,200,950
Mortgage loans on real estate	1,040,733	991,731
Policy loans	1,260,070	1,260,400
Funds withheld at interest	5,472,532	5,410,424
Short-term investments	75,425	88,566
Other invested assets	867,507	1,012,541
Cash and cash equivalents	873,933	962,870

Total cash and invested assets	$26,384,257	$25,927,482

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

	Three months ended March 31,
	2012	2011	Increase/ (Decrease)
Average invested assets at amortized cost	$18,347,561	$16,762,725	9.5%
Net investment income	227,370	219,908	3.4%
Investment yield (ratio of net investment income to average invested assets)	5.05%	5.35%	(30	) bps

The current U.S. interest rate environment is negatively affecting the Company’s earnings. Investment yield decreased for the three months ended March 31, 2012 due primarily to slightly lower yields on several asset classes including fixed maturity securities, mortgage loans and policy loans. The lower yields are due primarily to a lower interest rate environment which decreases the yield on new investment purchases. All investments held by RGA and its subsidiaries are monitored for conformance with the qualitative and quantitative limits prescribed by the applicable jurisdiction’s insurance laws and regulations. In addition, the operating companies’ boards of directors periodically review their respective investment portfolios. The Company’s investment strategy is to maintain a predominantly investment-grade, fixed maturity portfolio, to provide adequate liquidity for expected reinsurance obligations, and to balance income and total return objectives while maintaining prudent asset management. The Company’s duration needs differ between operating segments. Based on Canadian reserve requirements, the Canadian liabilities are matched with long-duration Canadian assets and the duration of the Canadian portfolio exceeds twenty years. The average duration for all the Company’s portfolios, when consolidated, ranges between eight and ten years. See Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements of the 2011 Annual Report for additional information regarding the Company’s investments.

Fixed Maturity and Equity Securities Available-for-Sale

See “Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for tables that provide the amortized cost, unrealized gains and losses, estimated fair value of fixed maturity and equity securities, and other-than-temporary impairments in AOCI by sector as of March 31, 2012 and December 31, 2011.

The Company’s fixed maturity securities are invested primarily in corporate bonds, mortgage- and asset-backed securities, and U.S. and Canadian government securities. As of March 31, 2012 and December 31, 2011, approximately 95.5% of the Company’s consolidated investment portfolio of fixed maturity securities were investment grade.

Important factors in the selection of investments include diversification, quality, yield, total rate of return potential and call protection. The relative importance of these factors is determined by market conditions and the underlying product or portfolio characteristics. Cash equivalents are primarily invested in high-grade money market instruments. The largest asset class in which fixed maturity securities were invested was corporate securities, which represented approximately 48.3% and 46.0% of total fixed maturity securities as of March 31, 2012 and December 31, 2011, respectively. See “Corporate Fixed

Maturity Securities” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables showing the major industry types, which comprise the corporate fixed maturity holdings at March 31, 2012 and December 31, 2011.

The creditworthiness of Greece, Ireland, Italy, Portugal and Spain, commonly referred to as “Europe’s peripheral region,” is under ongoing stress and uncertainty due to high debt levels and economic weakness. The Company did not have exposure to sovereign fixed maturity securities, which includes global government agencies, from Europe’s peripheral region as of March 31, 2012 and December 31, 2011. In addition, the Company did not purchase or sell credit protection, through credit default swaps, referenced to sovereign entities of Europe’s peripheral region. The tables below show the Company’s exposure to sovereign fixed maturity securities originated in countries other than Europe’s peripheral region, included in “Other foreign government, supranational and foreign government-sponsored enterprises,” in Note 4 – “Investments,” as of March 31, 2012 and December 31, 2011 (dollars in thousands):

March 31, 2012:		Estimated
	Amortized Cost	Fair Value	% of Total
Australia	$455,583	$462,177	37.9%
Japan	199,435	203,543	16.7
United Kingdom	121,984	132,406	10.8
South Africa	59,393	60,381	5.0
New Zealand	53,981	53,238	4.4
Cayman Islands	48,374	51,807	4.2
Germany	42,434	44,326	3.6
Other	197,465	212,848	17.4

Total	$1,178,649	$1,220,726	100.0%

December 31, 2011:		Estimated
	Amortized Cost	Fair Value	% of Total
Australia	$437,713	$446,694	39.1%
Japan	214,994	219,276	19.2
United Kingdom	118,618	130,106	11.4
Germany	72,926	75,741	6.6
New Zealand	51,547	51,544	4.5
South Africa	37,624	38,528	3.4
South Korea	30,592	32,025	2.8
Other	139,927	148,792	13.0

Total	$1,103,941	$1,142,706	100.0%

The tables below show the Company’s exposure to non-sovereign fixed maturity securities and equity securities, based on the security’s country of issuance, from Europe’s peripheral region as of March 31, 2012 and December 31, 2011 (dollars in thousands):

March 31, 2012:		Estimated
	Amortized Cost	Fair Value	% of Total
Financial institutions:
Ireland	$4,160	$4,569	6.6%
Spain	25,656	23,715	34.3

Total financial institutions	29,816	28,284	40.9

Other:
Ireland	12,475	13,285	19.3
Italy	2,980	3,058	4.4
Spain	24,449	24,450	35.4

Total other	39,904	40,793	59.1

Total	$69,720	$69,077	100.0%

December 31, 2011:		Estimated
	Amortized Cost	Fair Value	% of Total
Financial institutions:
Ireland	$4,084	$4,397	5.9%
Spain	25,565	20,378	27.6

Total financial institutions	29,649	24,775	33.5

Other:
Ireland	12,474	13,149	17.8
Italy	2,898	2,808	3.8
Spain	34,459	33,137	44.9

Total other	49,831	49,094	66.5

Total	$79,480	$73,869	100.0%

The Company references rating agency designations in some of its investment disclosures. These designations are based on the ratings from nationally recognized rating organizations, primarily those assigned by S&P. In instances where a S&P rating is not available the Company will reference the rating provided by Moody’s and in the absence of both the Company will assign equivalent ratings based on information from the NAIC. The NAIC assigns securities quality ratings and uniform valuations called “NAIC Designations” which are used by insurers when preparing their statutory filings. The NAIC assigns designations to publicly traded as well as privately placed securities. The designations assigned by the NAIC range from class 1 to class 6, with designations in classes 1 and 2 generally considered investment grade (BBB or higher rating agency designation). NAIC designations in classes 3 through 6 are generally considered below investment grade (BB or lower rating agency designation).

The quality of the Company’s available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity security portfolio, at March 31, 2012 and December 31, 2011 was as follows (dollars in thousands):

		March 31, 2012			December 31, 2011
NAIC Designation	Rating Agency Designation	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
1	AAA/AA/A	$10,464,059	$12,224,499	72.8%	$10,087,612	$11,943,633	73.7%
2	BBB	3,539,967	3,814,367	22.7	3,283,937	3,522,411	21.8
3	BB	428,543	430,002	2.6	446,610	436,001	2.7
4	B	240,603	220,924	1.3	244,645	210,222	1.3
5	CCC and lower	106,637	80,660	0.5	95,128	71,410	0.4
6	In or near default	35,050	23,605	0.1	24,948	17,273	0.1

	Total	$14,814,859	$16,794,057	100.0%	$14,182,880	$16,200,950	100.0%

The Company’s fixed maturity portfolio includes structured securities. The following table shows the types of structured securities the Company held at March 31, 2012 and December 31, 2011 (dollars in thousands):

	March 31, 2012		December 31, 2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Residential mortgage-backed securities:
Agency	$523,206	$576,045	$561,156	$619,010
Non-agency	551,867	562,183	606,109	608,224

Total residential mortgage-backed securities	1,075,073	1,138,228	1,167,265	1,227,234
Commercial mortgage-backed securities	1,302,734	1,342,421	1,233,958	1,242,219
Asset-backed securities	448,688	414,527	443,974	401,991

Total	$2,826,495	$2,895,176	$2,845,197	$2,871,444

The residential mortgage-backed securities include agency-issued pass-through securities and collateralized mortgage obligations. A majority of the agency-issued pass-through securities are guaranteed or otherwise supported by the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, or the Government National Mortgage Association. As of March 31, 2012 and December 31, 2011, the weighted average credit rating was “AA.” The principal risks inherent in holding mortgage-backed securities are prepayment and extension risks, which will affect the timing of when cash will be received and are dependent on the level of mortgage interest rates. Prepayment risk is the unexpected increase in principal payments, primarily as a result of owner refinancing. Extension risk relates to the unexpected slowdown in principal payments. In addition, mortgage-backed securities face default risk should the borrower be unable to pay the contractual interest or principal on their obligation. The Company monitors its mortgage-backed securities to mitigate exposure to the cash flow uncertainties associated with these risks.

As of March 31, 2012 and December 31, 2011, the Company had exposure to commercial mortgage-backed securities with amortized costs totaling $1,640.1 million and $1,595.1 million, and estimated fair values of $1,691.8 million and $1,615.9 million, respectively. Those amounts include exposure to commercial mortgage-backed securities held directly in the Company’s investment portfolios within fixed maturity securities, as well as securities held by ceding companies that support the Company’s funds withheld at interest investment. The securities are generally highly rated with weighted average S&P credit ratings of approximately “A+” at both March 31, 2012 and December 31, 2011. Approximately 37.6% and 40.2%, based on estimated fair value, were classified in the “AAA” category at March 31, 2012 and December 31, 2011, respectively. The Company recorded $12.1 million and $0.1 million of other-than-temporary impairments in its direct investments in commercial mortgage-backed securities for the first three months ended March 31, 2012 and 2011, respectively. The following tables summarize the commercial mortgage-backed securities by rating and underwriting year at March 31, 2012 and December 31, 2011 (dollars in thousands):

March 31, 2012:	AAA		AA		A
Underwriting Year	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
2005 & Prior	$87,089	$94,152	$145,520	$158,700	$68,198	$67,611
2006	263,636	288,666	43,680	49,438	60,150	63,720
2007	176,584	191,124	13,319	15,423	116,968	125,339
2008	8,911	8,991	42,040	49,885	23,730	27,675
2009	1,651	1,737	17,063	18,748	7,132	9,930
2010	27,953	29,530	49,342	52,710	19,408	20,391
2011	21,148	21,196	16,064	17,643	7,532	7,892

Total	$586,972	$635,396	$327,028	$362,547	$303,118	$322,558

	BBB		Below Investment Grade		Total
Underwriting Year	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
2005 & Prior	$42,233	$42,281	$54,255	$41,593	$397,295	$404,337
2006	27,509	25,083	58,898	49,603	453,873	476,510
2007	102,847	112,334	114,238	82,700	523,956	526,920
2008	—	—	23,002	17,674	97,683	104,225
2009	—	—	—	—	25,846	30,415
2010	—	—	—	—	96,703	102,631
2011	—	—	—	—	44,744	46,731

Total	$172,589	$179,698	$250,393	$191,570	$1,640,100	$1,691,769

December 31, 2011:	AAA		AA		A
Underwriting Year	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
2005 & Prior	$92,275	$98,213	$130,890	$143,609	$32,504	$31,187
2006	260,765	277,959	52,883	59,727	52,805	55,074
2007	201,228	214,510	23,565	18,700	116,898	122,945
2008	8,975	9,053	48,818	59,536	17,012	19,237
2009	1,664	1,709	12,367	13,684	7,060	9,515
2010	27,946	28,872	49,323	53,480	19,434	20,727
2011	20,047	20,002	11,146	12,079	7,563	7,594

Total	$612,900	$650,318	$328,992	$360,815	$253,276	$266,279

	BBB		Below Investment Grade		Total
Underwriting Year	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
2005 & Prior	$24,750	$24,295	$52,475	$40,753	$332,894	$338,057
2006	27,995	26,563	53,205	43,559	447,653	462,882
2007	102,604	108,047	113,946	77,718	558,241	541,920
2008	—	—	24,916	17,554	99,721	105,380
2009	—	—	—	—	21,091	24,908
2010	—	—	—	—	96,703	103,079
2011	—	—	—	—	38,756	39,675

Total	$155,349	$158,905	$244,542	$179,584	$1,595,059	$1,615,901

Asset-backed securities include credit card and automobile receivables, sub-prime mortgage-backed securities, home equity loans, manufactured housing bonds and collateralized debt obligations. The Company’s asset-backed securities are diversified by issuer and contain both floating and fixed rate securities and had a weighted average credit rating of “AA-” at

March 31, 2012 and December 31, 2011. The Company owns floating rate securities that represent approximately 15.0% and 15.2% of the total fixed maturity securities at March 31, 2012 and December 31, 2011, respectively. These investments have a higher degree of income variability than the other fixed income holdings in the portfolio due to the floating rate nature of the interest payments. The Company holds these investments to match specific floating rate liabilities primarily reflected in the consolidated balance sheets as collateral finance facility. In addition to the risks associated with floating rate securities, principal risks in holding asset-backed securities are structural, credit and capital market risks. Structural risks include the securities’ cash flow priority in the capital structure and the inherent prepayment sensitivity of the underlying collateral. Credit risks include the adequacy and ability to realize proceeds from the collateral. Credit risks are mitigated by credit enhancements which include excess spread, over-collateralization and subordination. Capital market risks include general level of interest rates and the liquidity for these securities in the marketplace.

As of March 31, 2012 and December 31, 2011, the Company held investments in securities with sub-prime mortgage exposure with amortized costs totaling $141.3 million and $136.7 million, and estimated fair values of $108.2 million and $102.7 million, respectively. Those amounts include exposure to sub-prime mortgages through securities held directly in the Company’s investment portfolios within asset-backed securities, as well as securities backing the Company’s funds withheld at interest investment. The weighted average S&P credit ratings on these securities was approximately “BB+” at March 31, 2012 and December 31, 2011. At new issue, these securities had been highly rated; however, in recent years have been downgraded by rating agencies. Additionally, the Company has largely avoided directly investing in securities originated since the second half of 2005, which management believes was a period of lessened underwriting quality. Limited growth in this sector is attributable to new purchases in the funds withheld segregated portfolios. While ratings and vintage year are important factors to consider, the tranche seniority and evaluation of forecasted future losses within a tranche is critical to the valuation of these types of securities. The Company did not record any other-than-temporary impairments in its sub-prime portfolio during the first quarter of 2012. The Company recorded $0.6 million in other-than-temporary impairments in its sub-prime portfolio during the first quarter of 2011.

Alternative residential mortgage loans (“Alt-A”) are a classification of mortgage loans where the risk profile of the borrower falls between prime and sub-prime. At March 31, 2012 and December 31, 2011, the Company’s Alt-A securities had an amortized cost of $130.7 million and $140.5 million, respectively, with an unrealized loss of $0.6 million and $4.0 million, respectively. As of March 31, 2012 and December 31, 2011, 42.5% and 43.8%, respectively, of the Alt-A securities were rated “AA-” or better. This amount includes securities directly held by the Company and securities held by ceding companies that support the Company’s funds withheld at interest investment. The Company recorded $0.1 million in other-than-temporary impairments in the first quarter of 2011, in its Alt-A securities portfolio due primarily to the increased likelihood that some or all of the remaining scheduled principal and interest payments on certain securities will not be received. The Company did not record any other-than-temporary impairments in the first quarter of 2011 in its Alt-A portfolio.

The Company does not invest in the common equity securities of Fannie Mae and Freddie Mac, both government sponsored entities; however, as of March 31, 2012 and December 31, 2011, the Company held in its general portfolio $81.9 million and $51.0 million, respectively, amortized cost in direct exposure in the form of senior unsecured agency and preferred securities. Additionally, as of March 31, 2012 and December 31, 2011, the portfolios held by the Company’s ceding companies that support its funds withheld asset contain approximately $389.8 million and $454.6 million, respectively, in amortized cost of unsecured agency bond holdings and no equity exposure. As of March 31, 2012 and December 31, 2011, indirect exposure in the form of secured, structured mortgaged securities issued by Fannie Mae and Freddie Mac totaled approximately $698.7 million and $723.7 million, respectively, in amortized cost across the Company’s general and funds withheld portfolios. Including the funds withheld portfolios, the Company’s direct holdings in the form of preferred securities had a total amortized cost of $0.7 million at December 31, 2011.

The Company monitors its fixed maturity securities and equity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, the length of time and the extent to which the market value has been below amortized cost, compliance with covenants, general market and industry sector conditions, current intent and ability to hold securities, and various other subjective factors. The Company recorded $15.7 million and $1.6 million in other-than-temporary impairments in its fixed maturity and equity securities, including $12.8 million and $1.0 million of other-than-temporary impairment losses on Subprime / Alt-A / Other structured securities, in the first quarter of 2012 and 2011, respectively, primarily due to a decline in value of structured securities with exposure to mortgages. The table below summarizes other-than-temporary impairments for the first quarter of 2012 and 2011 (dollars in thousands).

Asset Class	Three Months Ended
	March 31, 2012	March 31, 2011
Subprime / Alt-A / Other structured securities	$12,790	$1,041
Corporate / Other fixed maturity securities	2,038	515
Equity securities	839	—
Other impairments, including change in mortgage loan provision	5,843	(576)

Total	$21,510	$980

At March 31, 2012 and December 31, 2011, the Company had $214.4 million and $292.5 million, respectively, of gross unrealized losses related to its fixed maturity and equity securities. The distribution of the gross unrealized losses related to these securities is shown below.

	March 31, 2012	December 31, 2011
Sector:
Corporate securities	38.6%	46.5%
Canadian and Canada provincial governments	0.4	—
Residential mortgage-backed securities	4.4	5.6
Asset-backed securities	21.3	18.4
Commercial mortgage-backed securities	30.3	27.2
State and political subdivisions	0.6	1.1
U.S. government and agencies	2.3	—
Other foreign government supranational and foreign government-sponsored enterprises	2.1	1.2

Total	100.0%	100.0%

Industry:
Finance	24.8%	36.0%
Asset-backed	21.3	18.4
Industrial	10.7	8.2
Mortgage-backed	34.7	32.8
Government	5.4	2.4
Utility	3.1	2.2

Total	100.0%	100.0%

See “Unrealized Losses for Fixed Maturity Securities and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the total gross unrealized losses for fixed maturity securities and equity securities at March 31, 2012 and December 31, 2011, respectively, where the estimated fair value had declined and remained below amortized cost by less than 20% or more than 20%.

The Company’s determination of whether a decline in value is other-than-temporary includes analysis of the underlying credit and the extent and duration of a decline in value. The Company’s credit analysis of an investment includes determining whether the issuer is current on its contractual payments, evaluating whether it is probable that the Company will be able to collect all amounts due according to the contractual terms of the security and analyzing the overall ability of the Company to recover the amortized cost of the investment. The Company continues to consider valuation declines as a potential indicator of credit deterioration. The Company believes that due to fluctuating market conditions and an extended period of economic uncertainty, the extent and duration of a decline in value have become less indicative of when there has been credit deterioration with respect to a fixed maturity security since it may not have an impact on the ability of the issuer to service all scheduled payments and the Company’s evaluation of the recoverability of all contractual cash flows or the ability to recover an amount at least equal to amortized cost. In the Company’s impairment review process, the duration and severity of an unrealized loss position for equity securities are given greater weight and consideration given the lack of contractual cash flows or deferability features. As of March 31, 2012 and December 31, 2011, gross unrealized losses on equity securities greater than 20 percent and 12 months or more totaled $0.5 million.

See “Unrealized Losses for Fixed Maturity Securities and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables that present the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for fixed maturity securities and equity securities that have estimated fair values below amortized cost as of March 31, 2012 and December 31, 2011.

As of March 31, 2012, the Company does not intend to sell these fixed maturity securities and does not believe it is more likely than not that it will be required to sell these fixed maturity securities before the recovery of the fair value up to the current amortized cost of the investment, which may be maturity. However, unforeseen facts and circumstances may cause the Company to sell fixed maturity securities in the ordinary course of managing its portfolio to meet diversification, credit quality, asset-liability management and liquidity guidelines.

As of March 31, 2012, the Company has the ability and intent to hold the equity securities until the recovery of the fair value up to the current cost of the investment. However, unforeseen facts and circumstances may cause the Company to sell equity securities in the ordinary course of managing its portfolio to meet diversification, credit quality and liquidity guidelines.

As of March 31, 2012 and December 31, 2011, respectively, the Company classified approximately 7.8% and 8.5% of its fixed maturity securities in the Level 3 category (refer to Note 6 – “Fair Value of Assets and Liabilities” in the Notes to Condensed Consolidated Financial Statements for additional information). These securities primarily consist of private placement corporate securities, below investment grade commercial and residential mortgage-backed securities and sub-prime asset-backed securities with inactive trading markets.

Mortgage Loans on Real Estate

Mortgage loans represented approximately 3.9% and 3.8% of the Company’s cash and invested assets as of March 31, 2012 and December 31, 2011, respectively. The Company’s mortgage loan portfolio consists principally of investments in U.S.-based commercial offices, light industrial properties and retail locations. The mortgage loan portfolio is diversified by geographic region and property type.

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

See “Mortgage Loans” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for information regarding for information regarding valuation allowances and impairments.

Policy Loans

Policy loans comprised approximately 4.8% and 4.9% of the Company’s cash and invested assets as of March 31, 2012 and December 31, 2011, respectively, substantially all of which are associated with one client. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. Because policy loans represent premature distributions of policy liabilities, they have the effect of reducing future disintermediation risk. In addition, the Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.

Funds Withheld at Interest

Funds withheld at interest comprised approximately 20.7% and 20.9% of the Company’s cash and invested assets as of March 31, 2012 and December 31, 2011, respectively. For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company, and are reflected as funds withheld at interest on the Company’s consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances with amounts owed by the ceding company. Interest accrues to these assets at rates defined by the treaty terms. Additionally, under certain treaties the Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate the risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had an average rating of “A” at March 31, 2012 and December 31, 2011. Certain ceding companies maintain segregated portfolios for the benefit of the Company.

Other Invested Assets

Other invested assets include equity securities, limited partnerships interests, structured loans and derivative contracts. Other invested assets represented approximately 3.3% and 3.9% of the Company’s cash and invested assets as of March 31, 2012 and December 31, 2011, respectively. See “Other Invested Assets” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for a table that presents the carrying value of the Company’s other invested assets by type as of March 31, 2012 and December 31, 2011.

The Company recorded $0.8 million of other-than-temporary impairments on equity securities in the first three months of 2012. The Company did not record any other-than-temporary impairments on other invested assets in the first three months of 2011. The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value at the reporting date plus or minus any collateral posted or held by the Company. The Company had credit exposure related to its derivative contracts, excluding futures, of $0.7 million and $12.0 million at March 31, 2012 and December 31, 2011, respectively.

Contractual Obligations

From December 31, 2011 to March 31, 2012, the Company’s obligation related to payables for collateral received under derivative transactions decreased by $100.6 million due to a change in the value of the underlying derivatives. There were no other material changes in the Company’s contractual obligations from those reported in the 2011 Annual Report.

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

The Risk Management Steering Committee, through the CRO, reports regularly to the Finance, Investment and Risk Management (“FIRM”) Committee, a sub-committee of the Board of Directors responsible, among other duties, for overseeing the management of RGA’s ERM programs and policies. The Board has other committees, such as the Audit Committee, whose responsibilities include aspects of risk management. The CRO reports to the CEO and has a direct access to the Board of the company through the FIRM Committee.

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

Specific risk assessments and descriptions can be found below and in Item 1A – “Risk Factors” of the 2011 Annual Report.

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

Generally, RGA’s insurance subsidiaries retrocede amounts in excess of their retention to RGA Reinsurance, Parkway Re, RGA Barbados, RGA Americas, Rockwood Re, Manor Re, RGA Worldwide or RGA Atlantic. External retrocessions are arranged through the Company’s retrocession pools for amounts in excess of its retention. As of March 31, 2012, all retrocession pool members in this excess retention pool reviewed by the A.M. Best Company were rated “A-” or better. A rating of “A-” is the fourth highest rating out of fifteen possible ratings. For a majority of the retrocessionaires that were not rated, letters of credit or trust assets have been given as additional security. In addition, the Company performs annual financial and in force reviews of its retrocessionaires to evaluate financial stability and performance.

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

Foreign Currency Risk:

The Company is subject to foreign currency translation, transaction, and net income exposure. The Company manages its exposure to currency principally by matching invested assets with the underlying reinsurance liabilities to the extent possible. The Company has in place net investment hedges for a portion of its net investments in its Canada and Australia operations. Translation differences resulting from translating foreign subsidiary balances to U.S. dollars are reflected in stockholders’ equity on the consolidated balance sheets. The Company generally does not hedge the foreign currency exposure of its subsidiaries transacting business in currencies other than their functional currency (transaction exposure). However, the Company has entered into certain interest rate swaps in which the cash flows are denominated in different currencies, commonly referred to as cross currency swaps. Those interest rate swaps have been designated as cash flow hedges. The majority of the Company’s foreign currency transactions are denominated in Canadian dollars, British pounds, Australian dollars, Japanese yen, Korean won, Euro and South African rand.

Market Risk Associated with Annuities with Guaranteed Minimum Benefits:

The Company reinsures variable annuities including those with guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”) and guaranteed minimum withdrawal benefits (“GMWB”). Strong equity markets, increases in interest rates and decreases in volatility will generally decrease the fair value of the liabilities underlying the benefits. Conversely, a decrease in the equity markets along with a decrease in interest rates and an increase in volatility will generally result in an increase in the fair value of the liabilities underlying the benefits, which has the effect of increasing reserves and lowering earnings. The Company maintains a customized dynamic hedging program that is designed to mitigate the risks associated with income volatility around the change in reserves on guaranteed benefits. However, the hedge positions may not fully offset the changes in the carrying value of the guarantees due to, among other things, time lags, high levels of volatility in the equity and derivative markets, extreme swings in interest rates, unexpected contract holder behavior, and divergence between the performance of the underlying funds and hedging indices. These factors, individually or collectively, may have a material adverse effect on the Company’s net income, financial condition or liquidity. The table below provides a summary of variable annuity account values and the fair value of the guaranteed benefits as of March 31, 2012 and December 31, 2011.

(dollars in millions)	March 31, 2012	December 31, 2011
No guarantee minimum benefits	$1,040	$986
GMDB only	82	85
GMIB only	6	6
GMAB only	57	55
GMWB only	1,704	1,538
GMDB / WB	460	498
Other	32	31

Total variable annuity account values	$3,381	$3,199

Fair value of liabilities associated with living benefit riders	$130	$277

There has been no significant change in the Company’s quantitative or qualitative aspects of market risk during the quarter ended March 31, 2012 from that disclosed in the 2011 Annual Report.

New Accounting Standards

See Note 12 — “New Accounting Standards” in the Notes to Condensed Consolidated Financial Statements.

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

There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, except as noted below.

Effective January 1, 2012 the Company upgraded its accounts payable, general ledger and financial reporting technologies to better support its global financial structure. The Company has updated its internal control over financial reporting as necessary to accommodate the modifications to its business processes and related internal control over financial reporting. These system changes, along with the internal control over financial reporting affected by the implementation, were appropriately tested for design effectiveness. While there may be additional changes in related internal control over financial reporting as the Company continues its system transition efforts and alignment of existing business processes in 2012, existing controls and controls affected by the system transition efforts were evaluated as being appropriate and effective.

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

ITEM 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in the 2011 Annual Report.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes RGA’s repurchase activity of its common stock during the quarter ended March 31, 2012:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program
February 1, 2012- February 29, 2012	123,772	$55.49	—	$—

(1)	In February 2012, the Company net settled—issuing 366,884 shares from treasury and repurchasing from recipients 123,772 shares in settlement of income tax withholding requirements incurred by the recipients of an equity incentive award.

ITEM 6.	Exhibits

See index to exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Reinsurance Group of America, Incorporated

By:	/s/ A. Greig Woodring May 7, 2012
A. Greig Woodring
President & Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jack B. Lay May 7, 2012
Jack B. Lay
Senior Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K filed November 25, 2008.

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 of Current Report on Form 8-K filed November 25, 2008.

10.1	Form of 2012 Stock Appreciation Right Award Agreement*

10.2	Form of Performance Contingent Share Agreement*

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at December 31, 2010 and September 30, 2011, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2010 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements for the nine months ended September 30, 2011. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act or the Exchange Act, or otherwise subject to liability under those sections, except as shall be expressly set forth by specific reference in such filing.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Represents a management contract or compensatory plan or arrangement