Form 10-Q
period 2012-06-30
REINSURANCE GROUP OF AMERICA INC
filed 2012-08-07
CIK 898174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes  X  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer X      Accelerated filer             Non-accelerated filer             Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes        No  X

As of July 31, 2012, 73,713,241 shares of the registrant’s common stock were outstanding.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2012	2011
	(Dollars in thousands, except share data)
Assets
Fixed maturity securities:
Available-for-sale at fair value (amortized cost of $14,957,165 and $14,182,880 at June 30, 2012 and December 31, 2011, respectively)	$17,244,192	$16,200,950
Mortgage loans on real estate (net of allowances of $11,011 and $11,793 at June 30, 2012 and December 31, 2011, respectively)	1,157,049	991,731
Policy loans	1,250,238	1,260,400
Funds withheld at interest	5,457,888	5,410,424
Short-term investments	49,981	88,566
Investment receivable	5,406,898	-
Other invested assets	940,605	1,012,541

Total investments	31,506,851	24,964,612
Cash and cash equivalents	957,341	962,870
Accrued investment income	182,586	144,334
Premiums receivable and other reinsurance balances	1,104,176	1,059,572
Reinsurance ceded receivables	626,734	626,194
Deferred policy acquisition costs	3,605,008	3,543,925
Other assets	361,627	332,466

Total assets	$38,344,323	$31,633,973

Liabilities and Stockholders’ Equity
Future policy benefits	$10,725,096	$9,903,886
Interest-sensitive contract liabilities	13,352,601	8,394,468
Other policy claims and benefits	3,026,467	2,841,373
Other reinsurance balances	249,336	118,219
Deferred income taxes	1,785,614	1,679,834
Other liabilities	890,687	810,775
Long-term debt	1,414,969	1,414,688
Collateral finance facility	651,936	652,032

Total liabilities	32,096,706	25,815,275

Commitments and contingent liabilities (See Note 8)

Stockholders’ Equity:
Preferred stock (par value $.01 per share; 10,000,000 shares authorized; no shares issued or outstanding)	--	--
Common stock (par value $.01 per share; 140,000,000 shares authorized; shares issued: 79,137,758 at June 30, 2012 and December 31, 2011)	791	791
Additional paid-in-capital	1,740,415	1,727,774
Retained earnings	3,033,505	2,818,429
Treasury stock, at cost; 5,415,403 and 5,770,024 shares at June 30, 2012 and December 31, 2011, respectively	(326,292)	(346,449)
Accumulated other comprehensive income	1,799,198	1,618,153

Total stockholders’ equity	6,247,617	5,818,698

Total liabilities and stockholders’ equity	$38,344,323	$31,633,973

See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share data)
Revenues:
Net premiums	$1,950,661	$1,788,676	$3,814,143	$3,524,806
Investment income, net of related expenses	328,334	337,436	669,274	708,476
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(1,959)	(5,582)	(9,566)	(7,138)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	162	292	(7,059)	292
Other investment related gains (losses), net	25,598	32,678	83,946	157,854

Total investment related gains (losses), net	23,801	27,388	67,321	151,008
Other revenues	72,957	50,477	117,990	102,122

Total revenues	2,375,753	2,203,977	4,668,728	4,486,412

Benefits and Expenses:
Claims and other policy benefits	1,625,446	1,520,013	3,205,595	2,989,462
Interest credited	66,697	96,196	154,739	202,259
Policy acquisition costs and other insurance expenses	335,939	274,519	643,573	620,766
Other operating expenses	105,541	97,161	215,639	203,311
Interest expense	23,360	25,818	46,682	50,387
Collateral finance facility expense	2,878	3,101	5,845	6,303

Total benefits and expenses	2,159,861	2,016,808	4,272,073	4,072,488

Income before income taxes	215,892	187,169	396,655	413,924
Provision for income taxes	74,781	63,225	132,226	141,060

Net income	$141,111	$123,944	$264,429	$272,864

Earnings per share:
Basic earnings per share	$1.91	$1.68	$3.59	$3.71
Diluted earnings per share	$1.91	$1.66	$3.57	$3.68

Dividends declared per share	$0.18	$0.12	$0.36	$0.24

See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Comprehensive income:
Net income	$141,111	$123,944	$264,429	$272,864
Other comprehensive income, net of income tax:
Change in foreign currency translation adjustments	(16,865)	11,487	7,215	35,894
Change in net unrealized gain on investments	203,156	151,582	167,741	115,764
Change in other-than-temporary impairment losses on fixed maturity securities	(106)	(190)	4,588	(190)
Changes in pension and other postretirement plan adjustments	1,211	358	1,501	572

Total other comprehensive income	187,396	163,237	181,045	152,040

Total comprehensive income, net of income tax	$328,507	$287,181	$445,474	$424,904

See accompanying notes to condensed consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2012	2011
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$264,429	$272,864
Adjustments to reconcile net income to net cash provided by operating activities:
Change in operating assets and liabilities:
Accrued investment income	(38,182)	(31,378)
Premiums receivable and other reinsurance balances	(47,370)	66,922
Deferred policy acquisition costs	(63,690)	61,339
Reinsurance ceded receivable balances	(540)	(11,307)
Future policy benefits, other policy claims and benefits, and other reinsurance balances	755,790	332,611
Deferred income taxes	(5,469)	(42,189)
Other assets and other liabilities, net	62,682	41,262
Amortization of net investment premiums, discounts and other	(69,347)	(67,755)
Investment related gains, net	(67,321)	(151,008)
Excess tax benefits from share-based payment arrangement	24	(2,690)
Other, net	27,251	69,143

Net cash provided by operating activities	818,257	537,814

Cash Flows from Investing Activities:
Sales of fixed maturity securities available-for-sale	1,759,932	1,791,826
Maturities of fixed maturity securities available-for-sale	104,008	164,043
Purchases of fixed maturity securities available-for-sale	(2,518,580)	(2,341,291)
Cash invested in mortgage loans	(225,005)	(44,679)
Cash invested in policy loans	(1,589)	(8,928)
Cash invested in funds withheld at interest	(60,145)	(10,563)
Principal payments on mortgage loans on real estate	46,313	19,283
Principal payments on policy loans	11,752	7,683
Change in short-term investments and other invested assets	98,530	(74,600)

Net cash used in investing activities	(784,784)	(497,226)

Cash Flows from Financing Activities:
Dividends to stockholders	(26,524)	(17,703)
Repurchase of collateral finance facility securities	--	(7,586)
Net proceeds from long-term debt issuance	--	394,410
Proceeds from redemption and remarketing of trust preferred securities	--	154,588
Maturity of trust preferred securities	--	(159,455)
Purchases of treasury stock	(6,924)	(340,220)
Excess tax benefits from share-based payment arrangement	(24)	2,690
Exercise of stock options, net	(651)	15,605
Change in cash collateral for derivative positions	(15,096)	8,010
Deposits on universal life and other investment type policies and contracts	79,134	288,424
Withdrawals on universal life and other investment type policies and contracts	(70,753)	(147,774)

Net cash (used in) provided by financing activities	(40,838)	190,989
Effect of exchange rate changes on cash	1,836	15,735

Change in cash and cash equivalents	(5,529)	247,312
Cash and cash equivalents, beginning of period	962,870	463,661

Cash and cash equivalents, end of period	$957,341	$710,973

Supplementary information:
Cash paid for interest	$49,094	$47,054
Cash paid for income taxes, net of refunds	$40,735	$105,107

See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.       Organization and Basis of Presentation

Reinsurance Group of America, Incorporated (“RGA”) is an insurance holding company that was formed on December 31, 1992. The accompanying unaudited condensed consolidated financial statements of RGA and its subsidiaries (collectively, the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. There were no subsequent events, other than as disclosed in Note 13 – “Subsequent Event,” that would require disclosure or adjustments to the accompanying condensed consolidated financial statements through the date the financial statements were issued. These unaudited condensed consolidated financial statements include the accounts of RGA and its subsidiaries, all intercompany accounts and transactions have been eliminated. They should be read in conjunction with the Company’s 2011 Annual Report on Form 10-K (“2011 Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on February 29, 2012 and the consolidated financial statements and notes thereto included in the Company’s 2012 Current Report on Form 8-K (“DAC Current Report”) filed with the SEC on July 13, 2012.

In October 2010, the Financial Accounting Standards Board (“FASB”) amended the general accounting principles for Financial Services – Insurance as it relates to accounting for costs associated with acquiring or renewing insurance contracts. This amendment clarified that only those costs that result directly from and are essential to the contract transaction and that would not have been incurred had the contract transaction not occurred can be capitalized. It also defined acquisitions costs as costs that are related directly to the successful acquisitions of new or renewal insurance contracts.

The Company filed the DAC Current Report in response to its adoption of the amendment described above on January 1, 2012 on a retrospective basis. The DAC Current Report reflects the impact of the adoption of this amendment on the Company’s previously filed financial statements and other disclosures included in the 2011 Annual Report, including that (i) only cost related directly to the successful acquisition of new or renewal contracts can be capitalized as deferred acquisition costs and (ii) all other acquisition-related costs must be expensed as incurred. In connection therewith, the Company adjusted the presentation of certain prior-period information to conform to the new accounting principles. The Company believes retrospective adoption provides the most comparable and useful financial information for financial statement users. Likewise, the financial statements and notes thereto presented in this Quarterly Report on Form 10-Q have been adjusted to reflect the retrospective adoption of these accounting principles.

The following tables present the effects of the retrospective adoption of the new accounting principles to the Company’s previously reported condensed consolidated statement of income and condensed consolidated statement of cash flows for the three and six months ended June 30, 2011 (in thousands, except share amounts):

	Three months ended June 30, 2011
	As Reported	Adjustments	As Amended
Benefits and Expenses:
Policy acquisition costs and other insurance expenses	$261,282	$13,237	$274,519

Income before income taxes	200,406	(13,237)	187,169
Provision for income taxes	67,518	(4,293)	63,225

Net income	$132,888	$(8,944)	$123,944

Earnings per share:
Basic earnings per share	$1.80	$(0.12)	$1.68
Diluted earnings per share	$1.78	$(0.12)	$1.66

	Six months ended June 30, 2011
	As Reported	Adjustments	As Amended
Benefits and Expenses:
Policy acquisition costs and other insurance expenses	$592,435	$28,331	$620,766

Income before income taxes	442,255	(28,331)	413,924
Provision for income taxes	148,551	(7,491)	141,060

Net income	$293,704	$(20,840)	$272,864

Earnings per share:
Basic earnings per share	$3.99	$(0.28)	$3.71
Diluted earnings per share	$3.96	$(0.28)	$3.68

	Six months ended June 30, 2011
	As Reported	Adjustments	As Amended
Cash Flows from Operating Activities:
Net Income	$293,704	$(20,840)	$272,864
Change in operating assets and liabilities
Deferred policy acquisition costs	33,008	28,331	61,339
Deferred income taxes	(34,698)	(7,491)	(42,189)

2.       Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share on net income (in thousands, except per share information):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Earnings:
Net income (numerator for basic and diluted calculations)	$141,111	$123,944	$264,429	$272,864
Shares:
Weighted average outstanding shares (denominator for basic calculation)	73,718	73,971	73,646	73,593
Equivalent shares from outstanding stock options(1)	336	559	402	591

Denominator for diluted calculation	74,054	74,530	74,048	74,184

Earnings per share:
Basic	$1.91	$1.68	$3.59	$3.71
Diluted	$1.91	$1.66	$3.57	$3.68

(1)	Year-to-date amounts are the weighted average of the individual quarterly amounts.

The calculation of common equivalent shares does not include the impact of options having a strike or conversion price that exceeds the average stock price for the earnings period, as the result would be antidilutive. The calculation of common equivalent shares also excludes the impact of outstanding performance contingent shares, as the conditions necessary for their issuance have not been satisfied as of the end of the reporting period. For the three months ended June 30, 2012, approximately 1.8 million stock options and approximately 0.7 million performance contingent shares were excluded from the calculation. For the three months ended June 30, 2011, no stock options and approximately 0.8 million performance contingent shares were excluded from the calculation.

3.      Accumulated Other Comprehensive Income

The balance of and changes in each component of accumulated other comprehensive income (“AOCI”) for the six months ended June 30, 2012 and 2011 are as follows (dollars in thousands):

	Accumulated Other Comprehensive Income (Loss), Net of Income Tax
	Accumulated
	Currency	Unrealized	Pension and
	Translation	Appreciation	Postretirement
	Adjustments	of Securities	Benefits	Total
Balance, December 31, 2011	$229,795	$1,419,318	$(30,960)	$1,618,153
Change in component during the period	7,215	172,329	1,501	181,045

Balance, June 30, 2012	$237,010	$1,591,647	$(29,459)	$1,799,198

	Accumulated Other Comprehensive Income (Loss), Net of Income Tax
	Accumulated
	Currency	Unrealized	Pension and
	Translation	Appreciation	Postretirement
	Adjustments	of Securities	Benefits	Total
Balance, December 31, 2010	$255,295	$651,449	$(14,560)	$892,184
Change in component during the period	35,894	115,574	572	152,040

Balance, June 30, 2011	$291,189	$767,023	$(13,988)	$1,044,224

4.      Investments

The Company had total cash and invested assets of $32.5 billion and $25.9 billion at June 30, 2012 and December 31, 2011, respectively, as illustrated below (dollars in thousands):

	June 30, 2012	December 31, 2011
Fixed maturity securities, available-for-sale	$17,244,192	$16,200,950
Mortgage loans on real estate	1,157,049	991,731
Policy loans	1,250,238	1,260,400
Funds withheld at interest	5,457,888	5,410,424
Short-term investments	49,981	88,566
Investment receivable	5,406,898	--
Other invested assets	940,605	1,012,541
Cash and cash equivalents	957,341	962,870

Total cash and invested assets	$32,464,192	$25,927,482

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

The Company participates in a securities borrowing program whereby securities, which are not reflected on the Company’s condensed consolidated balance sheets, are borrowed from a third party. The Company is required to maintain a minimum of 100% of the market value of the borrowed securities as collateral. The Company had borrowed securities with an amortized cost and an estimated fair value of $237.5 million and $150.0 million as of June 30, 2012 and December 31, 2011, respectively. The borrowed securities are used to provide collateral under an affiliated reinsurance transaction.

Investment Income, Net of Related Expenses

Major categories of investment income, net of related expenses consist of the following (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Fixed maturity securities available-for-sale	$193,388	$191,030	$384,806	$375,591
Mortgage loans on real estate	16,000	13,593	30,966	27,328
Policy loans	16,334	16,724	33,117	33,095
Funds withheld at interest	62,992	111,700	178,006	264,760
Short-term investments	781	883	1,769	1,808
Investment receivable	36,752	-	36,752	-
Other invested assets	11,356	10,512	22,679	20,210

Investment revenue	337,603	344,442	688,095	722,792
Investment expense	(9,269)	(7,006)	(18,821)	(14,316)

Investment income, net of related expenses	$328,334	$337,436	$669,274	$708,476

Investment Related Gains (Losses), Net

Investment related gains (losses), net consist of the following (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Fixed maturity and equity securities available for sale:
Other-than-temporary impairment losses on fixed maturities	$(1,959)	$(5,582)	$(9,566)	$(7,138)
Portion of loss recognized in accumulated other comprehensive income (before taxes)	162	292	(7,059)	292

Net other-than-temporary impairment losses on fixed maturities recognized in earnings	(1,797)	(5,290)	(16,625)	(6,846)
Impairment losses on equity securities	(2,186)	(3,680)	(3,025)	(3,680)
Gain on investment activity	26,593	28,208	48,905	57,584
Loss on investment activity	(8,918)	(6,653)	(16,422)	(13,567)
Other impairment losses and change in mortgage loan provision	1,762	(3,186)	(4,081)	(2,610)
Derivatives and other, net	8,347	17,989	58,569	120,127

Total investment related gains (losses), net	$23,801	$27,388	$67,321	$151,008

The net other-than-temporary impairment losses on fixed maturity securities recognized in earnings of $16.6 million and $6.8 million in the first six months of 2012 and 2011, respectively, are primarily due to a decline in value of structured securities with exposure to commercial mortgages and general credit deterioration in select corporate and foreign securities. The decreases in derivatives and other for the three and six months ended June 30, 2012 is primarily due to changes in the fair value of embedded derivative liabilities associated with modified coinsurance and funds withheld treaties and guaranteed minimum benefit riders.

During the three months ended June 30, 2012 and 2011, the Company sold fixed maturity and equity securities with fair values of $153.5 million and $135.0 million at losses of $8.9 million and $6.7 million, respectively. During the six months ended June 30, 2012 and 2011, the Company sold fixed maturity and equity securities with fair values of $401.6 million and $331.6 million at losses of $16.4 million and $13.6 million, respectively. The Company generally does not engage in short-term buying and selling of securities.

Other-Than-Temporary Impairments

As discussed in Note 2 – “Summary of Significant Accounting Policies” of the DAC Current Report, a portion of certain other-than-temporary impairment (“OTTI”) losses on fixed maturity securities are recognized in AOCI. For these securities the net amount recognized in earnings (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in AOCI. The following table sets forth the amount of pre-tax credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in AOCI, and the corresponding changes in such amounts (dollars in thousands):

	Three months ended June 30,
	2012	2011
Balance, beginning of period	$62,236	$47,949
Initial impairments - credit loss OTTI recognized on securities not previously impaired	60	1,473
Additional impairments - credit loss OTTI recognized on securities previously impaired	161	3,780
Credit loss OTTI previously recognized on securities impaired to fair value during the period	(8,288)	--
Credit loss OTTI previously recognized on securities which matured, paid down, prepaid or were sold during the period	(8,266)	(718)

Balance, end of period	$45,903	$52,484

	Six months ended June 30,
	2012	2011
Balance, beginning of period	$63,947	$47,291
Initial impairments - credit loss OTTI recognized on securities not previously impaired	1,962	1,473
Additional impairments - credit loss OTTI recognized on securities previously impaired	8,881	4,438
Credit loss OTTI previously recognized on securities impaired to fair value during the period	(19,669)	--
Credit loss OTTI previously recognized on securities which matured, paid down, prepaid or were sold during the period	(9,218)	(718)

Balance, end of period	$45,903	$52,484

Fixed Maturity and Equity Securities Available-for-Sale

The following tables provide information relating to investments in fixed maturity and equity securities by sector as of June 30, 2012 and December 31, 2011 (dollars in thousands):

						Other-than-
				Estimated		temporary
June 30, 2012:	Amortized	Unrealized	Unrealized	Fair	% of	impairments
	Cost	Gains	Losses	Value	Total	in AOCI
Available-for-sale:
Corporate securities	$7,675,473	$792,051	$65,615	$8,401,909	48.7%	$--
Canadian and Canadian provincial governments	2,579,161	1,350,301	88	3,929,374	22.8	--
Residential mortgage-backed securities	1,007,793	78,727	7,958	1,078,562	6.3	(520)
Asset-backed securities	469,616	12,746	41,311	441,051	2.6	(3,521)
Commercial mortgage-backed securities	1,308,668	107,284	67,905	1,348,047	7.8	(6,119)
U.S. government and agencies	218,164	31,761	11	249,914	1.4	--
State and political subdivisions	204,108	34,066	8,398	229,776	1.3	--
Other foreign government, supranational and foreign government-sponsored enterprises	1,494,182	73,916	2,539	1,565,559	9.1	--

Total fixed maturity securities	$14,957,165	$2,480,852	$193,825	$17,244,192	100.0%	$(10,160)

Non-redeemable preferred stock	$73,265	$5,170	$2,465	$75,970	95.9%
Other equity securities	2,235	1,001	9	3,227	4.1

Total equity securities	$75,500	$6,171	$2,474	$79,197	100.0%

						Other-than-
				Estimated		temporary
December 31, 2011:	Amortized	Unrealized	Unrealized	Fair	% of	impairments
	Cost	Gains	Losses	Value	Total	in AOCI
Available-for-sale:
Corporate securities	$6,931,958	$654,519	$125,371	$7,461,106	46.0%	$--
Canadian and Canadian provincial governments	2,507,802	1,362,160	29	3,869,933	23.9	--
Residential mortgage-backed securities	1,167,265	76,393	16,424	1,227,234	7.6	(1,042)
Asset-backed securities	443,974	11,692	53,675	401,991	2.5	(5,256)
Commercial mortgage-backed securities	1,233,958	87,750	79,489	1,242,219	7.7	(12,225)
U.S. government and agencies	341,087	32,976	61	374,002	2.3	--
State and political subdivisions	184,308	24,419	3,341	205,386	1.3	--
Other foreign government, supranational and foreign government-sponsored enterprises	1,372,528	50,127	3,576	1,419,079	8.7	--

Total fixed maturity securities	$14,182,880	$2,300,036	$281,966	$16,200,950	100.0%	$(18,523)

Non-redeemable preferred stock	$82,488	$4,677	$8,982	$78,183	68.6%
Other equity securities	35,352	1,903	1,538	35,717	31.4

Total equity securities	$117,840	$6,580	$10,520	$113,900	100.0%

The Company enters into various collateral arrangements that require both the pledging and acceptance of fixed maturity securities as collateral, which are excluded from the tables above. The Company pledged fixed maturity securities as collateral to derivative and reinsurance counterparties with an amortized cost of $23.3 million and $29.0 million, and an estimated fair value of $26.4 million and $32.6 million, as of June 30, 2012 and December 31, 2011 respectively, which are included in other invested assets in the condensed consolidated balance sheets.

The Company received fixed maturity securities as collateral from derivative and reinsurance counterparties with an estimated fair value of $31.4 million and $1.0 million, as of June 30, 2012 and December 31, 2011, respectively. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral; however, as of June 30, 2012 and December 31, 2011, none of the collateral had been sold or re-pledged.

As of June 30, 2012, the Company held securities with a fair value of $1,185.1 million that were issued by the Canadian province of Ontario and $1,129.0 million that were issued by an entity that is guaranteed by the Canadian province of Quebec, both of which exceeded 10% of total stockholders’ equity. As of December 31, 2011, the Company held securities with a fair value of $1,171.2 million that were issued by the Canadian province of Ontario and $1,107.7 million that were issued by an entity that is guaranteed by the Canadian province of Quebec, both of which exceeded 10% of total stockholders’ equity.

The amortized cost and estimated fair value of fixed maturity securities available-for-sale at June 30, 2012 are shown by contractual maturity in the table below. Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At June 30, 2012, the contractual maturities of investments in fixed maturity securities were as follows (dollars in thousands):

	Amortized	Fair
	Cost	Value
Available-for-sale:
Due in one year or less	$153,228	$155,606
Due after one year through five years	2,734,890	2,866,290
Due after five year through ten years	4,269,704	4,695,994
Due after ten years	5,013,266	6,658,641
Asset and mortgage-backed securities	2,786,077	2,867,661

Total	$14,957,165	$17,244,192

The tables below show the major industry types of the Company’s corporate fixed maturity holdings as of June 30, 2012 and December 31, 2011 (dollars in thousands):

June 30, 2012:	Amortized Cost	Estimated Fair Value	% of Total
Finance	$2,618,913	$2,762,847	32.9%
Industrial	3,834,519	4,257,907	50.7
Utility	1,213,333	1,372,024	16.3
Other	8,708	9,131	0.1

Total	$7,675,473	$8,401,909	100.0%

December 31, 2011:	Amortized Cost	Estimated Fair Value	% of Total
Finance	$2,411,175	$2,442,149	32.7%
Industrial	3,402,099	3,760,187	50.4
Utility	1,115,384	1,255,090	16.9
Other	3,300	3,680	-

Total	$6,931,958	$7,461,106	100.0%

The creditworthiness of Greece, Ireland, Italy, Portugal and Spain, commonly referred to as “Europe’s peripheral region,” is under ongoing stress and uncertainty due to high debt levels and economic weakness. The Company did not have exposure to sovereign fixed maturity securities, which includes global government agencies, from Europe’s peripheral region as of June 30, 2012 and December 31, 2011. In addition, the Company did not purchase or sell credit protection, through credit default swaps, referenced to sovereign entities of Europe’s peripheral region. The tables below show the Company’s exposure to sovereign fixed maturity securities originated in countries other than Europe’s peripheral region, included in “Other foreign government, supranational and foreign government-sponsored enterprises,” as of June 30, 2012 and December 31, 2011 (dollars in thousands):

June 30, 2012:	Amortized Cost	Estimated Fair Value	% of Total
Australia	$475,097	$490,913	37.2%
Japan	214,420	220,390	16.7
United Kingdom	124,547	136,672	10.3
South Africa	66,353	68,691	5.2
New Zealand	52,684	53,231	4.0
Cayman Islands	48,133	53,013	4.0
Germany	40,406	42,863	3.2
Other	236,277	256,300	19.4

Total	$1,257,917	$1,322,073	100.0%

December 31, 2011:	Amortized Cost	Estimated Fair Value	% of Total
Australia	$437,713	$446,694	39.1%
Japan	214,994	219,276	19.2
United Kingdom	118,618	130,106	11.4
Germany	72,926	75,741	6.6
New Zealand	51,547	51,544	4.5
South Africa	37,624	38,528	3.4
South Korea	30,592	32,025	2.8
Other	139,927	148,792	13.0

Total	$1,103,941	$1,142,706	100.0%

The tables below show the Company’s exposure to non-sovereign fixed maturity and equity securities, based on the security’s country of issuance, from Europe’s peripheral region as of June 30, 2012 and December 31, 2011 (dollars in thousands):

June 30, 2012:	Amortized Cost	Estimated Fair Value	% of Total
Financial institutions:
Ireland	$3,477	$3,864	6.1%
Spain	23,486	20,865	32.9

Total financial institutions	26,963	24,729	39.0

Other:
Ireland	12,476	13,042	20.6
Italy	3,544	3,438	5.4
Spain	24,420	22,148	35.0

Total other	40,440	38,628	61.0

Total	$67,403	$63,357	100.0%

December 31, 2011:	Amortized Cost	Estimated Fair Value	% of Total
Financial institutions:
Ireland	$4,084	$4,397	5.9%
Spain	25,565	20,378	27.6

Total financial institutions	29,649	24,775	33.5

Other:
Ireland	12,474	13,149	17.8
Italy	2,898	2,808	3.8
Spain	34,459	33,137	44.9

Total other	49,831	49,094	66.5

Total	$79,480	$73,869	100.0%

Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale

The following table presents the total gross unrealized losses for the 752 and 940 fixed maturity and equity securities as of June 30, 2012 and December 31, 2011, respectively, where the estimated fair value had declined and remained below amortized cost by the indicated amount (dollars in thousands):

	June 30, 2012		December 31, 2011
	Gross Unrealized Losses	% of Total	Gross Unrealized Losses	% of Total
Less than 20%	$77,198	39.3%	$131,155	44.8%
20% or more for less than six months	6,739	3.4	51,503	17.6
20% or more for six months or greater	112,362	57.3	109,828	37.6

Total	$196,299	100.0%	$292,486	100.0%

As of June 30, 2012 and December 31, 2011, respectively, 58.4% and 65.3% of these gross unrealized losses were associated with investment grade securities. The unrealized losses on these securities decreased primarily due to a decline in interest rates since December 31, 2011.

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

The following tables present the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for 752 and 940 fixed maturity and equity securities that have estimated fair values below amortized cost as of June 30, 2012 and December 31, 2011, respectively (dollars in thousands). These investments are presented by class and grade of security, as well as the length of time the related market value has remained below amortized cost.

	Less than 12 months		12 months or greater		Total
June 30, 2012:	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Investment grade securities:
Corporate securities	$397,287	$12,765	$299,074	$41,570	$696,361	$54,335
Canadian and Canadian provincial governments	10,573	88	--	--	10,573	88
Residential mortgage-backed securities	36,106	425	54,545	6,573	90,651	6,998
Asset-backed securities	59,722	938	101,011	24,734	160,733	25,672
Commercial mortgage-backed securities	129,450	2,590	73,130	12,757	202,580	15,347
U.S. government and agencies	4,004	11	--	--	4,004	11
State and political subdivisions	24,191	2,532	18,688	5,866	42,879	8,398
Other foreign government, supranational and foreign government-sponsored enterprises	79,976	465	33,620	1,449	113,596	1,914

Total investment grade securities	741,309	19,814	580,068	92,949	1,321,377	112,763

Non-investment grade securities:
Corporate securities	135,253	4,001	49,063	7,279	184,316	11,280
Residential mortgage-backed securities	2,025	178	9,858	782	11,883	960
Asset-backed securities	7	18	19,374	15,621	19,381	15,639
Commercial mortgage-backed securities	12,483	1,218	73,062	51,340	85,545	52,558
Other foreign government, supranational and foreign government-sponsored enterprises	11,779	625	--	--	11,779	625

Total non-investment grade securities	161,547	6,040	151,357	75,022	312,904	81,062

Total fixed maturity securities	$902,856	$25,854	$731,425	$167,971	$1,634,281	$193,825

Non-redeemable preferred stock	$1,743	$245	$17,280	$2,220	$19,023	$2,465
Other equity securities	--	--	309	9	309	9

Total equity securities	$1,743	$245	$17,589	$2,229	$19,332	$2,474

	Less than 12 months		12 months or greater		Total
December 31, 2011:	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Investment grade securities:
Corporate securities	$790,758	$40,180	$286,244	$63,117	$1,077,002	$103,297
Canadian and Canadian provincial governments	3,094	29	--	--	3,094	29
Residential mortgage-backed securities	128,622	3,549	58,388	10,382	187,010	13,931
Asset-backed securities	101,263	3,592	93,910	29,036	195,173	32,628
Commercial mortgage-backed securities	109,455	3,538	58,979	22,001	168,434	25,539
U.S. government and agencies	1,764	61	--	--	1,764	61
State and political subdivisions	21,045	1,845	12,273	1,268	33,318	3,113
Other foreign government, supranational and foreign government-sponsored enterprises	148,416	1,085	16,588	2,491	165,004	3,576

Total investment grade securities	1,304,417	53,879	526,382	128,295	1,830,799	182,174

Non-investment grade securities:
Corporate securities	212,795	10,852	47,310	11,222	260,105	22,074
Residential mortgage-backed securities	23,199	712	10,459	1,781	33,658	2,493
Asset-backed securities	2,363	940	21,275	20,107	23,638	21,047
Commercial mortgage-backed securities	34,918	7,220	62,357	46,730	97,275	53,950
State and political subdivisions	4,000	228	--	--	4,000	228

Total non-investment grade securities	277,275	19,952	141,401	79,840	418,676	99,792

Total fixed maturity securities	$1,581,692	$73,831	$667,783	$208,135	$2,249,475	$281,966

Non-redeemable preferred stock	$19,516	$4,478	$15,694	$4,504	$35,210	$8,982
Other equity securities	1,662	602	5,905	936	7,567	1,538

Total equity securities	$21,178	$5,080	$21,599	$5,440	$42,777	$10,520

As of June 30, 2012, the Company does not intend to sell these fixed maturity securities and does not believe it is more likely than not that it will be required to sell these fixed maturity securities before the recovery of the fair value up to the current amortized cost of the investment, which may be maturity. However, unforeseen facts and circumstances may cause the Company to sell fixed maturity securities in the ordinary course of managing its portfolio to meet certain diversification, credit quality, asset-liability management and liquidity guidelines.

As of June 30, 2012, the Company has the ability and intent to hold the equity securities until the recovery of the fair value up to the current cost of the investment. However, unforeseen facts and circumstances may cause the Company to sell equity securities in the ordinary course of managing its portfolio to meet certain diversification, credit quality and liquidity guidelines.

Unrealized losses on non-investment grade securities are principally related to asset-backed securities, residential mortgage-backed securities and commercial mortgage-backed securities and were the result of wider credit spreads resulting from higher risk premiums since the time of initial purchase, largely due to macroeconomic conditions and credit market deterioration, including the impact of lower real estate valuations. As of June 30, 2012 and December 31, 2011, approximately $67.7 million and $68.6 million, respectively, of gross unrealized losses greater than 12 months was associated with non-investment grade asset and mortgage-backed securities. This class of securities was evaluated based on actual and projected collateral losses relative to the securities’ positions in the respective securitization trusts and security specific expectations of cash flows. This evaluation also takes into consideration credit enhancement, measured in terms of (i) subordination from other classes of securities in the trust that are contractually obligated to absorb losses before the class of security the Company owns, and (ii) the expected impact of other structural features embedded in the securitization trust beneficial to the class of securities the Company owns, such as overcollateralization and excess spread.

Mortgage Loans on Real Estate

Mortgage loans represented approximately 3.6% and 3.8% of the Company’s cash and invested assets as of June 30, 2012 and December 31, 2011, respectively. The Company makes mortgage loans on income producing properties, such as apartments, retail and office buildings, light warehouses and light industrial facilities. Loan-to-value ratios at the time of loan approval are 75% or less.

Information regarding the Company’s credit quality indicators for its recorded investment in mortgage loans, gross of valuation allowances, as of June 30, 2012 and December 31, 2011 is as follows (dollars in thousands):

Internal credit risk grade:	June 30, 2012	December 31, 2011
High investment grade	$306,845	$252,333
Investment grade	656,968	526,608
Average	92,668	105,177
Watch list	95,727	91,037
In or near default	15,852	28,369

Total	$1,168,060	$1,003,524

The age analysis of the Company’s past due recorded investment in mortgage loans, gross of valuation allowances, as of June 30, 2012 and December 31, 2011 is as follows (dollars in thousands):

	June 30, 2012	December 31, 2011
31-60 days past due	$18,211	$21,800
61-90 days past due	3,610	--
Greater than 90 days	14,367	20,316

Total past due	36,188	42,116
Current	1,131,872	961,408

Total	$1,168,060	$1,003,524

The following table presents the recorded investment in mortgage loans, by method of evaluation of credit loss, and the related valuation allowances, by type of credit loss, at (dollars in thousands):

	June 30, 2012	December 31, 2011
Mortgage loans:
Evaluated individually for credit losses	$47,808	$60,904
Evaluated collectively for credit losses	1,120,252	942,620

Mortgage loans, gross of valuation allowances	1,168,060	1,003,524

Valuation allowances:
Specific for credit losses	6,959	8,188
Non-specifically identified credit losses	4,052	3,605

Total valuation allowances	11,011	11,793

Mortgage loans, net of valuation allowances	$1,157,049	$991,731

Information regarding the Company’s loan valuation allowances for mortgage loans for the three months ended June 30, 2012 and 2011 is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Balance, beginning of period	$14,650	$5,664	$11,793	$6,239
Charge-offs	(1,876)	(1,157)	(4,069)	(1,157)
Provision (release)	(1,763)	3,185	3,287	2,610

Balance, end of period	$11,011	$7,692	$11,011	$7,692

Information regarding the portion of the Company’s mortgage loans that were impaired as of June 30, 2012 and December 31, 2011 is as follows (dollars in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Carrying Value
June 30, 2012:
Impaired mortgage loans with no valuation allowance recorded	$10,066	$9,523	$--	$9,523
Impaired mortgage loans with valuation allowance recorded	38,424	38,285	6,959	31,326

Total impaired mortgage loans	$48,490	$47,808	$6,959	$40,849

December 31, 2011:
Impaired mortgage loans with no valuation allowance recorded	$32,088	$31,496	$--	$31,496
Impaired mortgage loans with valuation allowance recorded	29,724	29,408	8,188	21,220

Total impaired mortgage loans	$61,812	$60,904	$8,188	$52,716

The Company’s average investment in impaired mortgage loans and the related interest income are reflected in the table below for the periods indicated (dollars in thousands):
	Three Months Ended
	June 30, 2012		June 30, 2011
	Average Investment(1)	Interest Income	Average Investment(1)	Interest Income
Impaired mortgage loans with no valuation allowance recorded	$10,585	$28	$12,720	$51
Impaired mortgage loans with valuation allowance recorded	41,747	410	23,908	209

Total	$52,332	$438	$36,628	$260

	Six Months Ended
	June 30, 2012		June 30, 2011
	Average Investment(1)	Interest Income	Average Investment(1)	Interest Income
Impaired mortgage loans with no valuation allowance recorded	$17,555	$197	$14,114	$93
Impaired mortgage loans with valuation allowance recorded	37,634	718	22,187	453

Total	$55,189	$915	$36,301	$546

(1) Average	recorded investment represents the average loan balances as of the beginning of period and all subsequent quarterly end of period balances.

The Company did not acquire any impaired mortgage loans during the six months ended June 30, 2012 and 2011. The Company had $14.4 million and $20.3 million of mortgage loans, gross of valuation allowances, that were on nonaccrual status at June 30, 2012 and December 31, 2011, respectively.

Investment Receivable

During the second quarter of 2012, the Company added a large fixed deferred annuity reinsurance transaction in its U.S. Asset Intensive sub-segment. This transaction increased the Company’s invested asset base by approximately $5.4 billion which is reflected on the condensed consolidated balance sheet as an investment receivable. The transaction is considered a non-cash transaction in the condensed consolidated statement of cash flows. Investment receivable represented approximately 16.7% of the Company’s cash and invested assets as of June 30, 2012 which represents cash, cash equivalents and invested assets, valued as of the effective date of the transaction, and the related accrued investment income expected to be received. The Company recorded these assets as a receivable since they were not received until July 31, 2012 and August 3, 2012, see Note 13 – “Subsequent Event” for more information.

Other Invested Assets

Other invested assets include equity securities, limited partnership interests, structured loans and derivative contracts. Other invested assets represented approximately 2.9% and 3.9% of the Company’s cash and invested assets as of June 30, 2012 and December 31, 2011, respectively. Carrying values of these assets as of June 30, 2012 and December 31, 2011 are as follows (dollars in thousands):

	June 30, 2012	December 31, 2011
Equity securities	$79,197	$113,900
Limited partnerships and joint ventures	300,385	251,315
Structured loans	238,367	281,022
Derivatives	250,460	257,050
Other	72,196	109,254

Total other invested assets	$940,605	$1,012,541

5.       Derivative Instruments

The following table presents the notional amounts and fair value of derivative instruments as of June 30, 2012 and December 31, 2011 (dollars in thousands):

	June 30, 2012			December 31, 2011
	Notional	Carrying Value/Fair Value		Notional	Carrying Value/Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps(1)	$2,875,588	$344,157	$188,142	$2,748,317	$184,842	$18,702
Financial futures(1)	245,481	--	--	277,814	--	--
Foreign currency forwards(1)	44,400	3,275	--	24,400	4,560	--
Consumer price index swaps(1)	101,455	388	--	101,069	766	--
Credit default swaps(1)	644,500	990	7,812	649,500	1,313	10,949
Equity options(1)	710,461	94,300	--	510,073	90,106	--
Synthetic guaranteed investment contracts (“GICs”)(1)	1,003,914	--	--	--	--	--
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements(2)	--	--	375,337	--	--	361,456
Indexed annuity products(3)	--	4,416	733,655	--	4,945	751,523
Variable annuity products(3)	--	--	205,272	--	--	276,718

Total non-hedging derivatives	5,625,799	447,526	1,510,218	4,311,173	286,532	1,419,348

Derivatives designated as hedging instruments:
Interest rate swaps(1)	56,465	1,044	325	56,250	133	960
Foreign currency swaps(1)	646,653	236	23,390	621,578	286	23,996

Total hedging derivatives	703,118	1,280	23,715	677,828	419	24,956

Total derivatives	$6,328,917	$448,806	$1,533,933	$4,989,001	$286,951	$1,444,304

(1)	Carried on the Company’s condensed consolidated balance sheets in other invested assets or other liabilities, at fair value.
(2)	Embedded liability is included on the condensed consolidated balance sheets with the host contract in funds withheld at interest, at fair value.
(3)

Embedded liability is included on the condensed consolidated balance sheets with the host contract in interest-sensitive contract liabilities, at fair value. Embedded asset is included on the condensed consolidated balance sheets in reinsurance ceded receivables.

Accounting for Derivative Instruments and Hedging Activities

The Company does not enter into derivative instruments for speculative purposes. As discussed below under “Non-qualifying Derivatives and Derivatives for Purposes Other Than Hedging,” the Company uses various derivative instruments for risk management purposes that either do not qualify or have not been qualified for hedge accounting treatment, including derivatives used to economically hedge changes in the fair value of liabilities associated with the reinsurance of variable annuities with guaranteed living benefits. As of June 30, 2012 and December 31, 2011, the Company held interest rate swaps that were designated and qualified as cash flow hedges of interest rate risk. As of June 30, 2012 and December 31, 2011, the Company held foreign currency swaps that were designated and qualified as fair value hedges of a portion of its net investment in its foreign operations. As of June 30, 2012 and December 31, 2011, the Company also had derivative instruments that were not designated as hedging instruments. See Note 2 – “Summary of Significant Accounting Policies” of the Company’s DAC Current Report for a detailed discussion of the accounting treatment for derivative instruments, including embedded derivatives. Derivative instruments are carried at fair value and generally require an insignificant amount of cash at inception of the contracts.

Fair Value Hedges

During the fourth quarter of 2011 the Company removed the fair value hedge designation for its interest rate swaps. However, prior to the fourth quarter of 2011 the Company designated and accounted for certain interest rate swaps that convert fixed rate investments to floating rate investments as fair value hedges when they meet the requirements of the general accounting principles for Derivatives and Hedging. The gain or loss on the hedged item attributable to the hedged benchmark interest rate and the offsetting gain or loss on the related interest rate swaps for the three and six months ended June 30, 2011 were (dollars in thousands):

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

The following table presents the components of AOCI, before income tax, and the condensed consolidated income statement classification where the gain or loss is recognized related to cash flow hedges for the three months ended June 30, 2012 (dollars in thousands):

	Three months ended	Six months ended
	June 30, 2012	June 30, 2012
Accumulated other comprehensive income (loss), balance beginning of period	$(862)	$(828)
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	464	787
Amounts reclassified to investment related gains (losses), net	--	--
Amounts reclassified to investment income	(321)	(678)

Accumulated other comprehensive income (loss), balance end of period	$(719)	$(719)

As of June 30, 2012, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $0.9 million. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to investment income over the term of the investment cash flows. There were no hedged forecasted transactions, other than the receipt or payment of variable interest payments on existing financial instruments, for the three and six months ended June 30, 2012. The Company had no derivative instruments that were designated and qualified as cash flow hedges for the three and six months ended June 30, 2011.

The following table presents the effects of derivatives in cash flow hedging relationships on the condensed consolidated statements of income and AOCI for the three and six months ended June 30, 2012 (dollars in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Deferred in AOCI on Derivatives	Amount and Location of Gains (Losses) Reclassified from AOCI into Income (Loss)		Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)		(Ineffective Portion and Amounts Excluded from Effectiveness Testing)

		Investment Related Gains (Losses)	Investment Income	Investment Related Gains (Losses)	Investment Income
For the three months ended June 30, 2012:
Interest rate swaps	$464	$--	$321	$27	$--

For the six months ended June 30, 2012:
Interest rate swaps	$787	$--	$678	$3	$--

Hedges of Net Investments in Foreign Operations

The Company uses foreign currency swaps to hedge a portion of its net investment in certain foreign operations against adverse movements in exchange rates. The following table illustrates the Company’s net investments in foreign operations (“NIFO”) hedges for the three and six months ended June 30, 2012 and 2011 (dollars in thousands):

	Derivative Gains (Losses) Deferred in AOCI
	For the three months ended		For the six months ended
Type of NIFO Hedge (1) (2)	2012	2011	2012	2011
Foreign currency swaps	$6,642	$(9,916)	$(4,003)	$(25,020)

(1)

There were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from accumulated other comprehensive income (loss) into investment income during the periods presented.

(2)	There was no ineffectiveness recognized for the Company’s hedges of net investments in foreign operations.

The cumulative foreign currency translation gain (loss) recorded in AOCI related to these hedges was $0.1 million and $4.1 million at June 30, 2012 and December 31, 2011, respectively. If a foreign operation was sold or substantially liquidated, the amounts in AOCI would be reclassified to the condensed consolidated statements of income. A pro rata portion would be reclassified upon partial sale of a foreign operation.

Non-qualifying Derivatives and Derivatives for Purposes Other Than Hedging

The Company uses various other derivative instruments for risk management purposes that either do not qualify or have not been qualified for hedge accounting treatment, including derivatives used to economically hedge changes in the fair value of liabilities associated with the reinsurance of variable annuities with guaranteed living benefits. The gain or loss related to the change in fair value for these derivative instruments is recognized in investment related gains (losses), in the condensed consolidated statements of income, except where otherwise noted. For the three months ended June 30, 2012 and 2011, the Company recognized investment related gains (losses) of $82.1 million and $28.5 million, respectively, and $(11.3) million and $2.6 million for the six months ended June 30, 2012 and 2011, respectively, related to derivatives (not including embedded derivatives) that do not qualify or have not been qualified for hedge accounting.

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

Consumer Price Index Swaps

Consumer price index (“CPI”) swaps are used by the Company primarily to economically hedge liabilities embedded in certain insurance products where value is directly affected by changes in a designated benchmark consumer price index. With a CPI swap transaction, the Company agrees with another party to exchange the actual amount of inflation realized over a specified period of time for a fixed amount of inflation determined at inception. These transactions are executed pursuant to master agreements that provide for a single net payment or individual gross payments to be made by the counterparty at each due date. Most of these swaps will require a single payment to be made by one counterparty at the maturity date of the swap.

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

The Company’s maximum amount at risk on credit default swaps, assuming the value of the underlying referenced securities is zero, was $619.0 million and $614.0 million at June 30, 2012 and December 31, 2011, respectively.

The Company also purchases credit default swaps to reduce its risk against a drop in bond prices due to credit concerns of certain bond issuers. If a credit event, as defined by the contract, occurs, the Company is able to put the bond back to the counterparty at par.

Synthetic GICs

The Company sells fee-based synthetic GICs which include investment-only, stable value contracts, to retirement plans. The assets are owned by the trustees of such plans, who invest the assets under the terms of investment guidelines agreed to with the Company. The contracts contain a guarantee of a minimum rate of return on participant balances supported by the underlying assets, and a guarantee of liquidity to meet certain participant-initiated plan cash flow requirements. These contracts are accounted for as derivatives, recorded at fair value and classified as interest rate derivatives.

Embedded Derivatives

The Company has certain embedded derivatives which are required to be separated from their host contracts and reported as derivatives. Host contracts include reinsurance treaties structured on a modified coinsurance (“modco”) or funds withheld basis. Changes in fair values of embedded derivatives on modco or funds withheld treaties are net of an increase (decrease) in investment related gains, net of $6.3 million and $(0.4) million for the three months and $(57.2) million and $(24.3) million for the six months ended June 30, 2012 and 2011, respectively, associated with the Company’s own credit risk. Changes in fair values of embedded derivatives on variable annuity contracts are net of an increase in investment related gains (losses), net of $14.6 million and $51.6 million for the three and six months ended June 30, 2012, respectively, associated with the Company’s own credit risk. Additionally, the Company reinsures equity-indexed annuity and variable annuity contracts with benefits that are considered embedded derivatives, including guaranteed minimum withdrawal benefits, guaranteed minimum accumulation benefits, and guaranteed minimum income benefits. The related gains (losses) and the effect on net income after amortization of deferred acquisition costs (“DAC”) and income taxes for the three months ended June 30, 2012 and 2011 are reflected in the following table (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Embedded derivatives in modco or funds withheld arrangements included in investment related gains	$(4,453)	$10,525	$(13,881)	$101,060
After the associated amortization of DAC and taxes, the related amounts included in net income	(2,598)	3,788	(665)	22,971

Embedded derivatives in variable annuity contracts included in investment related gains	(74,929)	(25,860)	71,446	6,794
After the associated amortization of DAC and taxes, the related amounts included in net income	(16,175)	(7,414)	(1,093)	1,387
Amounts related to embedded derivatives in equity-indexed annuities included in benefits and expenses	27,138	(32,077)	7,399	(73,348)
After the associated amortization of DAC and taxes, the related amounts included in net income	15,378	(13,192)	29,248	(49,842)

Non-hedging Derivatives

A summary of the effect of non-hedging derivatives, including embedded derivatives, on the Company’s income statement for the three and six months ended June 30, 2012 and 2011 is as follows (dollars in thousands):

		Gain (Loss) for the Three Months Ended June 30,
Type of Non-hedging Derivative	Income Statement Location of Gain (Loss)	2012	2011
Interest rate swaps	Investment related gains (losses), net	$73,342	$25,343
Financial futures	Investment related gains (losses), net	11,074	(2,873)
Foreign currency forwards	Investment related gains (losses), net	516	595
CPI swaps	Investment related gains (losses), net	(1,431)	503
Credit default swaps	Investment related gains (losses), net	(4,795)	988
Equity options	Investment related gains (losses), net	3,367	3,919
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	Investment related gains (losses), net	(4,453)	10,525
Indexed annuity products	Policy acquisition costs and other insurance expenses	859	4,026
Indexed annuity products	Interest credited	26,279	(36,101)
Variable annuity products	Investment related gains (losses), net	(74,929)	(25,860)

Total non-hedging derivatives		$29,829	$(18,935)

		Gain (Loss) for the Six Months Ended June 30,
Type of Non-hedging Derivative	Income Statement Location of Gain (Loss)	2012	2011
Interest rate swaps	Investment related gains (losses), net	$25,990	$14,613
Financial futures	Investment related gains (losses), net	(6,335)	(14,296)
Foreign currency forwards	Investment related gains (losses), net	(1,093)	(260)
CPI swaps	Investment related gains (losses), net	(2,233)	1,315
Credit default swaps	Investment related gains (losses), net	7,019	1,880
Equity options	Investment related gains (losses), net	(34,616)	(650)
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	Investment related gains (losses), net	(13,881)	101,060
Indexed annuity products	Policy acquisition costs and other insurance expenses	(139)	12,119
Indexed annuity products	Interest credited	7,538	(85,466)
Variable annuity products	Investment related gains (losses), net	71,446	6,794

Total non-hedging derivatives		$53,696	$37,109

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

The Company’s credit exposure related to derivative contracts is generally limited to the fair value at the reporting date plus or minus any collateral posted or held by the Company. Information regarding the Company’s credit exposure related to its over-the-counter derivative contracts and margin account for exchange-traded futures at June 30, 2012 and December 31, 2011 are reflected in the following table (dollars in thousands):

	June 30, 2012	December 31, 2011
Estimated fair value of derivatives in net asset position	$224,721	$227,399
Securities pledged to counterparties as collateral(1)	22,654	27,052
Cash pledged from counterparties as collateral(2)	(226,384)	(241,480)
Securities pledged from counterparties as collateral(3)	(31,404)	(997)

Net credit exposure	$(10,413)	$11,974

Margin account related to exchange-traded futures(2)	$9,564	$18,153

(1)	Consists of U.S. Treasury securities, included in other invested assets.
(2)	Included in cash and cash equivalents.
(3)	Consists of U.S. Treasury securities.

6.      Fair Value of Assets and Liabilities

Fair Value Measurement

General accounting principles for Fair Value Measurements and Disclosures define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. These principles also establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value and describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets and liabilities include investment securities that are traded in exchange markets.

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

Assets and Liabilities by Hierarchy Level

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 are summarized below (dollars in thousands):

June 30, 2012:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
Corporate securities	$8,401,909	$69,954	$7,337,941	$994,014
Canadian and Canadian provincial governments	3,929,374	--	3,929,374	--
Residential mortgage-backed securities	1,078,562	--	1,028,971	49,591
Asset-backed securities	441,051	--	312,693	128,358
Commercial mortgage-backed securities	1,348,047	--	1,232,314	115,733
U.S. government and agencies securities	249,914	182,787	67,127	--
State and political subdivision securities	229,776	--	215,290	14,486
Other foreign government supranational and foreign government-sponsored enterprises	1,565,559	222,591	1,342,968	--

Total fixed maturity securities – available-for-sale	17,244,192	475,332	15,466,678	1,302,182
Funds withheld at interest – embedded derivatives	(375,337)	--	--	(375,337)
Cash equivalents	378,595	378,595	--	--
Short-term investments	3,704	110	3,594	--
Other invested assets:
Non-redeemable preferred stock	75,970	62,131	13,839	--
Other equity securities	3,227	--	--	3,227
Derivatives:
Interest rate swaps	156,866	--	156,866	--
Foreign currency forwards	3,275	--	3,275	--
CPI swaps	388	--	388	--
Credit default swaps	(4,369)	--	(4,369)	--
Equity options	94,300	--	94,300	--
Collateral	26,448	20,813	5,635	--
Other	10,595	10,595	--	--

Total other invested assets	366,700	93,539	269,934	3,227
Reinsurance ceded receivable – embedded derivatives	4,416	--	--	4,416

Total	$17,622,270	$947,576	$15,740,206	$934,488

Liabilities:
Interest sensitive contract liabilities – embedded derivatives	$938,927	$--	$--	$938,927
Other liabilities:
Derivatives:
Interest rate swaps	132	--	132	--
Credit default swaps	2,453	--	2,453	--
Foreign currency swaps	23,154	--	23,154	--

Total other liabilities	25,739	--	25,739	--

Total	$964,666	$--	$25,739	$938,927

December 31, 2011:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
Corporate securities	$7,461,106	$76,097	$6,410,840	$974,169
Canadian and Canadian provincial governments	3,869,933	--	3,869,933	--
Residential mortgage-backed securities	1,227,234	--	1,145,579	81,655
Asset-backed securities	401,991	--	208,499	193,492
Commercial mortgage-backed securities	1,242,219	--	1,126,243	115,976
U.S. government and agencies securities	374,002	300,514	73,488	--
State and political subdivision securities	205,386	12,894	182,119	10,373
Other foreign government, supranational and foreign government-sponsored enterprises	1,419,079	223,440	1,195,639	--

Total fixed maturity securities – available-for-sale	16,200,950	612,945	14,212,340	1,375,665
Funds withheld at interest – embedded derivatives	(361,456)	--	--	(361,456)
Cash equivalents	504,522	504,522	--	--
Short-term investments	46,671	37,155	9,516	--
Other invested assets:
Non-redeemable preferred stock	78,183	58,906	19,277	--
Other equity securities	35,717	5,308	18,920	11,489
Derivatives:
Interest rate swaps	168,484	--	168,484	--
Foreign currency forwards	4,560	--	4,560	--
CPI swaps	766	--	766	--
Credit default swaps	(4,003)	--	(4,003)	--
Equity options	87,243	--	87,243	--
Collateral	32,622	27,052	5,570	--
Other	59,373	59,373	--	--

Total other invested assets	462,945	150,639	300,817	11,489
Reinsurance ceded receivable – embedded derivatives	4,945	--	--	4,945

Total	$16,858,577	$1,305,261	$14,522,673	$1,030,643

Liabilities:
Interest sensitive contract liabilities – embedded derivatives	$1,028,241	$--	$--	$1,028,241
Other liabilities:
Derivatives:
Interest rate swaps	3,171	--	3,171	--
Credit default swaps	5,633	--	5,633	--
Equity options	(2,864)	--	(2,864)	--
Foreign currency swaps	23,710	--	23,710	--

Total other liabilities	29,650	--	29,650	--

Total	$1,057,891	$--	$29,650	$1,028,241

The Company may utilize information from third parties, such as pricing services and brokers, to assist in determining the fair value for certain assets and liabilities; however, management is ultimately responsible for all fair values presented in the Company’s financial statements. This includes responsibility for monitoring the fair value process, ensuring objective and reliable valuation practices and pricing of financial instruments, and approving changes to valuation methodologies and pricing sources. The selection of the valuation technique(s) to apply considers the definition of an exit price and the nature of the asset or liability being valued and significant expertise and judgment is required.

The Company performs initial and ongoing analysis and review of the various techniques utilized in determining fair value to ensure that the valuation approaches utilized are appropriate and consistently applied, and that the various assumptions are reasonable. The Company also performs ongoing analysis and review of the information and prices received from third parties to ensure that the prices represent a reasonable estimate of the fair value and to monitor controls around pricing, which includes quantitative and qualitative analysis and is overseen by the Company’s investment and accounting personnel. Examples of procedures performed include, but are not limited to, review of pricing trends, comparing a sample of executed prices of securities sold to the fair value estimates, comparing fair value estimates to management’s knowledge of the current market, and ongoing confirmation that third party pricing services use, wherever possible, market-based parameters for valuation. In addition, the Company utilizes both internal and external cash flow models to analyze the reasonableness of fair values utilizing credit spread and other market assumptions, where appropriate. As a result of the analysis, if the Company determines there is a more appropriate fair value based upon the available market data, the price received from the third party is adjusted accordingly. The Company also determines if the inputs used in estimated fair values received from pricing services are observable by assessing whether these inputs can be corroborated by observable market data.

The fair value of embedded derivative liabilities, including those calculated by third parties, are monitored through the use of attribution reports to quantify the effect of underlying sources of fair value change, including capital market inputs based on policyholder account values, interest rates and short-term and long-term implied volatilities, from period to period. Actuarial assumptions are based on experience studies performed internally in combination with available industry information and are reviewed on a periodic basis, at least annually.

For assets and liabilities reported at fair value, the Company utilizes when available, fair values based on quoted prices in active markets that are regularly and readily obtainable. Generally, these are very liquid investments and the valuation does not require management judgment. When quoted prices in active markets are not available, fair value is based on market valuation techniques, matrix pricing and the income approach. The use of different techniques, assumptions and inputs may have a material effect on the estimated fair values of the Company’s securities holdings. For the quarters ended June 30, 2012 and 2011, the application of market standard valuation techniques applied to similar assets and liabilities has been consistent.

The methods and assumptions the Company uses to estimate the fair value of assets and liabilities measured at fair value on a recurring bases are summarized below.

Fixed Maturity Securities – The fair values of the Company’s public fixed maturity securities are generally based on prices obtained from independent pricing services. Prices from pricing services are sourced from multiple vendors, and a vendor hierarchy is maintained by asset type based on historical pricing experience and vendor expertise. The Company generally receives prices from multiple pricing services for each security, but ultimately uses the price from the pricing service highest in the vendor hierarchy based on the respective asset type. To validate reasonability, prices are periodically reviewed as explained above. Consistent with the fair value hierarchy described above, securities with validated quotes from pricing services are generally reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs. If the pricing information received from third party pricing services is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process with the pricing service.

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

The inputs used in the valuation of corporate and government securities include, but are not limited to standard market observable inputs which are derived from, or corroborated by, market observable data including market yield curve, duration, call provisions, observable prices and spreads for similar publicly traded or privately traded issues that incorporate the credit quality and industry sector of the issuer. For structured securities, valuation is based primarily on matrix pricing or other similar techniques using standard market inputs including spreads for actively traded securities, spreads off benchmark yields, expected prepayment speeds and volumes, current and forecasted loss severity, rating, weighted average coupon, weighted average maturity, average delinquency rates, geographic region, debt-service coverage ratios and issuance-specific information including, but not limited to: collateral type, payment terms of the underlying assets, payment priority within the tranche, structure of the security, deal performance and vintage of loans.

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

Derivative Assets and Derivative Liabilities – Valuation is based on unadjusted quoted prices in active markets that are readily and regularly available. Level 2 measurement includes all types of derivative instruments utilized by the Company. These derivatives are principally valued using an income approach. Valuations of interest rate contracts, non-option-based, are based on present value techniques, which utilize significant inputs that may include the swap yield curve, LIBOR basis curves, and repurchase rates. Valuations of foreign currency contracts, non-option-based, are based on present value techniques, which utilize significant inputs that may include the swap yield curve, LIBOR basis curves, currency spot rates, and cross currency basis curves. Valuations of credit contracts, non-option-based, are based on present value techniques, which utilize significant inputs that may include the swap yield curve, credit curves, and recovery rates. Valuations of equity market contracts, non-option-based, are based on present value techniques, which utilize significant inputs that may include the swap yield curve, spot equity index levels, and dividend yield curves. Valuations of equity market contracts, option-based, are based on option pricing models, which utilize significant inputs that may include the swap yield curve, spot equity index levels, dividend yield curves, and equity volatility. The Company does not currently have derivatives included in Level 3 measurement.

Level 3 Measurements and Transfers

As of June 30, 2012 and December 31, 2011, respectively, the Company classified approximately 7.6% and 8.5% of its fixed maturity securities in the Level 3 category. These securities primarily consist of private placement corporate securities with inactive trading markets. Additionally, the Company has included asset-backed securities with sub-prime exposure and mortgage-backed securities with below investment grade ratings in the Level 3 category due to market uncertainty associated with these securities and the Company’s utilization of information from third parties for the valuation of these securities.

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

The actuarial assumptions used in the fair value of embedded derivatives which include assumptions related to lapses, withdrawals, and mortality, are based on experience studies performed by the Company in combination with available industry information and are reviewed on a periodic basis, at least annually. The significant unobservable inputs used in the fair value measurement of embedded derivatives are assumptions associated with policyholder experience and selected capital market assumptions for equity indexed and variable annuities. The selected capital market assumptions, which include long-term implied volatilities, are based on observable historical information. Changes in interest rates, equity indices, equity volatility, the Company’s own credit risk, and actuarial assumptions regarding policyholder experience may result in significant fluctuations in the value of embedded derivatives.

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

The following table presents quantitative information about significant unobservable inputs used in Level 3 fair value measurements that are developed by the Company as of June 30, 2012 (dollars in thousands):

June 30, 2012:	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets:
State and political subdivision securities	$14,486	Market comparable securities	Liquidity premium	1%
Corporate securities	11,614	Market comparable securities	Liquidity premium	1-2% (2%)
Private equity securities	516	Net asset value	Fund financial statements	Not Applicable
Funds withheld at interest- embedded derivatives	(375,337)	Total return swap	Mortality	0-100% (1%)
			Lapse	0-35% (4%)
			Withdrawal	0-5% (4%)
			Own Credit	0-1% (0%)
			Crediting rate	2-4% (3%)

Reinsurance ceded receivable- embedded derivatives	4,416	Discounted cash flow	Mortality	0-100% (8%)
			Lapse	14-16% (15%)

Liabilities:
Interest sensitive contract liabilities- embedded derivatives- indexed annuities	733,655	Discounted cash flow	Mortality	0-100% (1%)
			Lapse	0-35% (4%)
			Withdrawal	0-5% (4%)
			Option budget projection	2-4% (3%)

Interest sensitive contract liabilities- embedded derivatives- variable annuities	205,272	Discounted cash flow	Mortality	0-100% (1%)
			Lapse	0-25% (5%)
			Withdrawal	0-7% (4%)
			Own Credit	0-1% (1%)
			Long-term volatility	0-27% (16%)

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

Transfers from Level 1 to Level 2 are due to the lack of observable market data when pricing these securities, while transfers from Level 2 to Level 1 are due to an increase in the availability of market observable data in an active market. The following tables present the transfers between Level 1 and Level 2 during the three and six months ended June 30, 2012 and 2011 (dollars in thousands):

	Three months ended June 30,
	2012		2011
	Transfers from	Transfers from	Transfers from	Transfers from
	Level 1 to	Level 2 to	Level 1 to	Level 2 to
	Level 2	Level 1	Level 2	Level 1
Fixed maturity securities - available-for-sale:
Corporate securities	$2,996	$--	$--	$--
U.S. government and agencies securities	--	11,152	23,065	--
State and political subdivision securities	12,794	--	--	--
Other foreign government, supranational and foreign government-sponsored enterprises	1,059	--	371	--

Total fixed maturity securities	16,849	11,152	23,436	--
Other equity securities	--	--	2,290	--

Total	$16,849	$11,152	$25,726	$--

	Six months ended June 30,
	2012		2011
	Transfers from	Transfers from	Transfers from	Transfers from
	Level 1 to	Level 2 to	Level 1 to	Level 2 to
	Level 2	Level 1	Level 2	Level 1
Fixed maturity securities - available-for-sale:
Corporate securities	$2,996	$4	$--	$--
U.S. government and agencies securities	--	11,152	23,065	--
State and political subdivision securities	12,794	--	--	--
Other foreign government, supranational and foreign government-sponsored enterprises	1,059	--	371	--

Total fixed maturity securities	16,849	11,156	23,436	--
Other equity securities	--	--	2,290	--

Total	$16,849	$11,156	$25,726	$--

The tables below provide a summary of the changes in fair value of Level 3 assets and liabilities for the three and six months ended June 30, 2012, as well as the portion of gains or losses included in income for the three and six months ended June 30, 2012 attributable to unrealized gains or losses related to those assets and liabilities still held at June 30, 2012 (dollars in thousands):

For the three months ended June 30, 2012:	Fixed maturity securities - available-for-sale
	Corporate securities	Residential mortgage- backed securities	Asset-backed securities	Commercial mortgage- backed securities	State and political subdivision securities
Fair value, beginning of period	$977,671	$54,435	$146,362	$118,678	$5,239
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	77	188	195	545	9
Investment related gains (losses), net	(696)	(315)	164	393	(4)
Claims & other policy benefits	--	--	--	--	--
Interest credited	--	--	--	--	--
Policy acquisition costs and other insurance expenses	--	--	--	--	--
Included in other comprehensive income	10,341	(172)	1,782	(2,273)	827
Purchases(1)	68,275	337	2,012	--	--
Sales(1)	(17,876)	(8,219)	(7,902)	(1,552)	--
Settlements(1)	(32,497)	(1,902)	(3,238)	(58)	(23)
Transfers into Level 3	--	7,176	--	--	8,438
Transfers out of Level 3	(11,281)	(1,937)	(11,017)	--	--

Fair value, end of period	$994,014	$49,591	$128,358	$115,733	$14,486

Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$84	$148	$151	$545	$9
Investment related gains (losses), net	(380)	(161)	--	--	--
Claims & other policy benefits	--	--	--	--	--
Interest credited	--	--	--	--	--
Policy acquisition costs and other insurance expenses	--	--	--	--	--

For the three months ended June 30, 2012 (continued):	Funds withheld at interest- embedded derivative	Other invested assets- other equity securities	Reinsurance ceded receivable- embedded derivative	Interest sensitive contract liabilities embedded derivative
Fair value, beginning of period	$(370,884)	$11,827	$3,514	$(903,282)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	--	--	--	--
Investment related gains (losses), net	(4,453)	1,098	--	(74,929)
Claims & other policy benefits	--	--	--	(1,721)
Interest credited	--	--	--	27,825
Policy acquisition costs and other insurance expenses	--	--	1,003	--
Included in other comprehensive income	--	505	--	--
Purchases(1)	--	108	--	(16,107)
Sales(1)	--	(3,788)	--	--
Settlements(1)	--	--	(101)	29,287
Transfers into Level 3	--	--	--	--
Transfers out of Level 3	--	(6,523)	--	--

Fair value, end of period	$(375,337)	$3,227	$4,416	$(938,927)

Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$--	$--	$--	$--
Investment related gains (losses), net	(4,452)	(183)	--	(76,737)
Claims & other policy benefits	--	--	--	(1,959)
Interest credited	--	--	--	(1,288)
Policy acquisition costs and other insurance expenses	--	--	1,143	--

(1)

The amount reported within purchases, sales and settlements is the purchase price (for purchases) and the sales/settlement proceeds (for sales and settlements) based upon the actual date purchased or sold/settled. Items purchased and sold/settled in the same period are excluded from the rollforward. The Company had no issuances during the period.

For the six months ended June 30, 2012:	Fixed maturity securities - available-for-sale
	Corporate securities	Residential mortgage- backed securities	Asset-backed securities	Commercial mortgage- backed securities	State and political subdivision securities
Fair value, beginning of period	$974,169	$81,655	$193,492	$115,976	$10,373
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	107	298	444	1,133	4
Investment related gains (losses), net	(1,280)	(36)	(506)	(11,682)	(8)
Claims & other policy benefits	--	--	--	--	--
Interest credited	--	--	--	--	--
Policy acquisition costs and other insurance expenses	--	--	--	--	--
Included in other comprehensive income	9,659	1,408	8,477	11,248	1,233
Purchases(1)	89,435	582	2,012	--	--
Sales(1)	(27,285)	(16,224)	(7,902)	(1,552)	--
Settlements(1)	(53,371)	(3,702)	(7,103)	(58)	(46)
Transfers into Level 3	17,445	7,176	1,080	10,846	8,438
Transfers out of Level 3	(14,865)	(21,566)	(61,636)	(10,178)	(5,508)

Fair value, end of period	$994,014	$49,591	$128,358	$115,733	$14,486

Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$114	$255	$400	$1,133	$4
Investment related gains (losses), net	(1,106)	(269)	(607)	(12,075)	--
Claims & other policy benefits	--	--	--	--	--
Interest credited	--	--	--	--	--
Policy acquisition costs and other insurance expenses	--	--	--	--	--

For the six months ended June 30, 2012 (continued):	Funds withheld		Reinsurance	Interest sensitive
	at interest - embedded derivatives	Other invested assets- other equity securities	ceded receivable- embedded derivative	contract liabilities embedded derivative
Fair value, beginning of period	$(361,456)	$11,489	$4,945	$(1,028,241)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	--	--	--	--
Investment related gains (losses), net	(13,881)	1,098	--	71,446
Claims & other policy benefits	--	--	--	557
Interest credited	--	--	--	6,632
Policy acquisition costs and other insurance expenses	--	--	(325)	--
Included in other comprehensive income	--	843	--	--
Purchases(1)	--	108	--	(39,697)
Sales(1)	--	(3,788)	--	--
Settlements(1)	--	--	(204)	50,376
Transfers into Level 3	--	--	--	--
Transfers out of Level 3	--	(6,523)	--	--

Fair value, end of period	$(375,337)	$3,227	$4,416	$(938,927)

Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$--	$--	$--	$--
Investment related gains (losses), net	(13,881)	(183)	--	67,887
Claims & other policy benefits	--	--	--	79
Interest credited	--	--	--	(43,395)
Policy acquisition costs and other insurance expenses	--	--	(46)	--

(1)

The amount reported within purchases, sales and settlements is the purchase price (for purchases) and the sales/settlement proceeds (for sales and settlements) based upon the actual date purchased or sold/settled. Items purchased and sold/settled in the same period are excluded from the rollforward. The Company had no issuances during the period.

The tables below provide a summary of the changes in fair value of Level 3 assets and liabilities for the three and six months ended June 30, 2011, as well as the portion of gains or losses included in income for the three months ended June 30, 2011 attributable to unrealized gains or losses related to those assets and liabilities still held at June 30, 2011 (dollars in thousands):

For the three months ended June 30, 2011:	Fixed maturity securities - available-for-sale
	Corporate securities	Residential mortgage- backed securities	Asset-backed securities	Commercial mortgage- backed securities
Fair value, beginning of period	$940,470	$138,568	$202,246	$203,394
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	75	233	322	611
Investment related gains (losses), net	321	(45)	(3,671)	(2,242)
Claims & other policy benefits	--	--	--	--
Interest credited	--	--	--	--
Policy acquisition costs and other insurance expenses	--	--	--	--
Included in other comprehensive income	9,228	(2,910)	3,182	(5,825)
Purchases (1)	97,606	5,329	25,007	5,069
Sales(1)	(19,563)	(6,635)	(3,998)	--
Settlements(1)	(25,050)	(4,205)	(8,693)	(3,080)
Transfers into Level 3	26,268	--	10,175	11,665
Transfers out of Level 3	(51,795)	(26,905)	(35,797)	(58,827)

Fair value, end of period	$977,560	$103,430	$188,773	$150,765

For the three months ended June 30, 2011 (continued):	Fixed maturity securities - available-for-sale
		Residential		Commercial
		mortgage-		mortgage-
	Corporate	backed	Asset-backed	backed
	securities	securities	securities	securities
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$56	$216	$331	$601
Investment related gains (losses), net	--	(44)	(2,998)	(2,254)
Claims & other policy benefits	--	--	--	--
Interest credited	--	--	--	--
Policy acquisition costs and other insurance expenses	--	--	--	--

For the three months ended June 30, 2011 (continued):	Fixed maturity securities - available-for-sale
	State and political subdivision securities	Other foreign government, supranational and foreign government- sponsored enterprises	Funds withheld at interest- embedded derivative
Fair value, beginning of period	$45,081	$6,495	$(183,685)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	2	--	--
Investment related gains (losses), net	(3)	--	10,525
Claims & other policy benefits	--	--	--
Interest credited	--	--	--
Policy acquisition costs and other insurance expenses	--	--	--
Included in other comprehensive income	939	110	--
Purchases(1)	--	--	--
Sales(1)	--	--	--
Settlements(1)	(22)	--	--
Transfers into Level 3	14,260	--	--
Transfers out of Level 3	(37,325)	(2,531)	--

Fair value, end of period	$22,932	$4,074	$(173,160)

Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$2	$--	$--
Investment related gains (losses), net	--	--	10,525
Claims & other policy benefits	--	--	--
Interest credited	--	--	--
Policy acquisition costs and other insurance expenses	--	--	--

For the three months ended June 30, 2011 (continued):	Other invested assets- non- redeemable preferred stock	Other invested assets- other equity securities	Reinsurance ceded receivable- embedded derivative	Interest sensitive contract liabilities embedded derivative
Fair value, beginning of period	$420	$14,134	$82,482	$(739,017)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	--	--	--	--
Investment related gains (losses), net	--	3,504	--	(25,860)
Claims & other policy benefits	--	--	--	(603)
Interest credited	--	--	--	(36,267)
Policy acquisition costs and other insurance expenses	--	--	4,473	--
Included in other comprehensive income	--	(2,704)	--	--
Purchases(1)	--	--	1,831	(21,302)
Sales(1)	(420)	(3,933)	--	--
Settlements(1)	--	--	(2,757)	18,878
Transfers into Level 3	--	--	--	--
Transfers out of Level 3	--	--	--	--

Fair value, end of period	$--	$11,001	$86,029	$(804,171)

Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$--	$--	$--	$--
Investment related gains (losses), net	--	--	--	(25,861)
Claims & other policy benefits	--	--	--	(1,370)
Interest credited	--	--	--	(55,145)
Policy acquisition costs and other insurance expenses	--	--	10,645	--

(1)       The amount reported within purchases, sales and settlements is the purchase price (for purchases) and the sales/settlement proceeds (for sales and settlements) based upon the actual date purchased or sold/settled. Items purchased and sold/settled in the same period are excluded from the rollforward. The Company had no issuances during the period.

For the six months ended June 30, 2011:	Fixed maturity securities - available-for-sale
	Corporate securities	Residential mortgage- backed securities	Asset-backed securities	Commercial mortgage- backed securities
Fair value, beginning of period	$872,179	$183,291	$228,558	$147,556
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	162	493	904	1,169
Investment related gains (losses), net	741	(401)	(2,827)	(2,732)
Claims & other policy benefits	--	--	--	--
Interest credited	--	--	--	--
Policy acquisition costs and other insurance expenses	--	--	--	--
Included in other comprehensive income	9,450	4,484	7,413	27,316
Purchases(1)	197,807	5,782	29,880	7,683
Sales(1)	(21,071)	(20,701)	(22,298)	--
Settlements(1)	(75,730)	(12,365)	(16,841)	(3,410)
Transfers into Level 3	60,679	5,001	21,501	66,854
Transfers out of Level 3	(66,657)	(62,154)	(57,517)	(93,671)

Fair value, end of period	$977,560	$103,430	$188,773	$150,765

Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$130	$474	$838	$1,155
Investment related gains (losses), net	(514)	(44)	(3,551)	(2,743)
Claims & other policy benefits	--	--	--	--
Interest credited	--	--	--	--
Policy acquisition costs and other insurance expenses	--	--	--	--

For the six months ended June 30, 2011 (continued):	Fixed maturity securities - available-for-sale
	State and political subdivision securities	Other foreign government securities	Funds withheld at interest- embedded derivative
Fair value, beginning of period	$6,983	$6,736	$(274,220)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	370	1	--
Investment related gains (losses), net	(8)	--	101,060
Claims & other policy benefits	--	--	--
Interest credited	--	--	--
Policy acquisition costs and other insurance expenses	--	--	--
Included in other comprehensive income	3,615	8	--
Purchases(1)	871	--	--
Sales(1)	--	(161)	--
Settlements(1)	(43)	--	--
Transfers into Level 3	48,469	21	--
Transfers out of Level 3	(37,325)	(2,531)	--

Fair value, end of period	$22,932	$4,074	$(173,160)

Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$370	$(36)	$--
Investment related gains (losses), net	--	--	101,060
Claims & other policy benefits	--	--	--
Interest credited	--	--	--
Policy acquisition costs and other insurance expenses	--	--	--

For the six months ended June 30, 2011 (continued):	Other invested assets- non- redeemable preferred stock	Other invested assets- other equity securities	Reinsurance ceded receivable- embedded derivative	Interest sensitive contract liabilities embedded derivative
Fair value, beginning of period	$420	$16,416	$75,431	$(721,485)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	--	--	--	--
Investment related gains (losses), net	--	3,504	--	6,794
Claims & other policy benefits	--	--	--	317
Interest credited	--	--	--	(86,116)
Policy acquisition costs and other insurance expenses	--	--	12,312	--
Included in other comprehensive income	--	(4,987)	--	--
Purchases(1)	--	--	4,264	(41,220)
Sales(1)	(420)	(3,932)	--	--
Settlements(1)	--	--	(5,978)	37,539
Transfers into Level 3	--	--	--	--
Transfers out of Level 3	--	--	--	--

Fair value, end of period	$--	$11,001	$86,029	$(804,171)

Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$--	$--	$--	$--
Investment related gains (losses), net	--	--	--	6,794
Claims & other policy benefits	--	--	--	(16)
Interest credited	--	--	--	(123,655)
Policy acquisition costs and other insurance expenses	--	--	18,485	--

(1)

The amount reported within purchases, sales and settlements is the purchase price (for purchases) and the sales/settlement proceeds (for sales and settlements) based upon the actual date purchased or sold/settled. Items purchased and sold/settled in the same period are excluded from the rollforward. The Company had no issuances during the period.

Nonrecurring Fair Value Measurements

Certain assets and liabilities are measured at fair value on a nonrecurring basis. Nonrecurring fair value adjustments on impaired commercial mortgage loans resulted in $1.0 million and $(2.7) million of net gains (losses) being recorded for the three and six months ended June 30, 2012, respectively. The carrying value of these impaired mortgage loans as of June 30, 2012 was $23.4 million. Nonrecurring fair value adjustments on impaired commercial mortgage loans resulted in $(0.7) million and $0.4 million of net gains (losses) being recorded for the three and six months ended June 30, 2011, respectively. The carrying value of the 2011 impaired mortgage loans as of June 30, 2011 was $15.3 million, based on the fair value of the underlying real estate collateral. Subsequent improvements in estimated fair value on previously impaired loans recorded through a reduction in the previously established valuation allowance are reported as gains. Nonrecurring fair value adjustments on mortgage loans are based on the fair value of underlying collateral or discounted cash flows and were classified as Level 3 in the fair value hierarchy.

Fair Value of Financial Instruments

The Company is required by general accounting principles for Fair Value Measurements and Disclosures to disclose the fair value of certain financial instruments including those that are not carried at fair value. The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments, which were not measured at fair value on a recurring basis, at June 30, 2012 and December 31, 2011 (dollars in thousands):

June 30, 2012		Estimated Fair	Fair Value Measurement Using:
	Carrying Value	Value	Level 1	Level 2	Level 3
Assets:
Mortgage loans on real estate	$1,157,049	$1,254,696	$--	$--	$1,254,696
Policy loans	1,250,238	1,250,238	--	1,250,238	--
Funds withheld at interest(1)	5,457,888	6,229,065	--	--	6,229,065
Cash and cash equivalents(2)	578,746	578,746	578,746	--	--
Short-term investments(2)	46,277	46,277	46,277	--	--
Investment receivable	5,406,898	5,457,290	753,221	3,172,107	1,531,962
Other invested assets(2)	497,238	508,730	--	18,900	489,830
Accrued investment income	182,586	182,586	--	182,586	--
Liabilities:
Interest-sensitive contract liabilities(1)	$11,486,794	$11,553,027	$--	$--	$11,553,027
Long-term debt	1,414,969	1,481,569	--	--	1,481,569
Collateral finance facility	651,936	423,475	--	--	423,475

December 31, 2011:		Estimated Fair
	Carrying Value	Value
Assets:
Mortgage loans on real estate	$991,731	$1,081,924
Policy loans	1,260,400	1,260,400
Funds withheld at interest(1)	5,410,424	6,041,984
Cash and cash equivalents(2)	458,348	458,348
Short-term investments(2)	41,895	41,895
Other invested assets(2)	500,681	503,293
Accrued investment income	144,334	144,334
Liabilities:
Interest-sensitive contract liabilities(1)	$6,203,001	$6,307,779
Long-term debt	1,414,688	1,462,329
Collateral finance facility	652,032	390,900

(1)

Carrying values presented herein differ from those presented in the condensed consolidated balance sheets because certain items within the respective financial statement caption are embedded derivatives and are measured at fair value on a recurring basis.

(2)

Carrying values presented herein differ from those presented in the condensed consolidated balance sheets because certain items within the respective financial statement caption are measured at fair value on a recurring basis.

Mortgage Loans on Real Estate – The fair value of mortgage loans on real estate is estimated by discounting cash flows, both principal and interest, using current interest rates for mortgage loans with similar credit ratings and similar remaining maturities. As such, inputs include current treasury yields and spreads, which are based on the credit rating and average life of the loan, corresponding to the market spreads. The valuation of mortgage loans on real estate is considered Level 3 in the fair value hierarchy.

Policy Loans – Policy loans typically carry an interest rate that is adjusted annually based on an observable market index and therefore carrying value approximates fair value. The valuation of policy loans is considered Level 2 in the fair value hierarchy.

Funds Withheld at Interest – The carrying value of funds withheld at interest approximates fair value except where the funds withheld are specifically identified in the agreement. When funds withheld are specifically identified in the agreement, the fair value is based on the fair value of the underlying assets which are held by the ceding company. Ceding companies use a variety of sources and pricing methodologies, which are not transparent to the Company and may include significant unobservable inputs, to value the securities that are held in distinct portfolios, therefore the valuation of these funds withheld assets are considered Level 3 in the fair value hierarchy.

Investment Receivable – Investment receivable includes invested assets expected to be received pursuant to a reinsurance transaction and the related accrued investment income. The invested assets expected to be received include fixed maturity securities, mortgage loans on real estate, cash and cash equivalents, short-term investments and accrued interest. Fixed maturity securities include corporate securities, structured securities and government securities, included in Level 2 and Level 3 in the fair value hierarchy consistent with the valuation methods described above in the “Assets and Liabilities by Hierarchy Level” section. Mortgage loans on real estate are considered Level 3 in the fair value hierarchy. Cash and cash equivalents and short-term investments are considered Level 1 in the fair value hierarchy. The valuation of these invested assets is consistent with similar financial instruments discussed elsewhere within this note to the condensed consolidated financial statements.

Cash and Cash Equivalents and Short-term Investments – The carrying values of cash and cash equivalents and short-term investments approximates fair values due to the short-term maturities of these instruments and are considered Level 1 in the fair value hierarchy.

Other Invested Assets – This primarily includes limited partnership interests accounted for using the cost method, structured loans and Federal Home Loan Bank of Des Moines common stock. The fair value of limited partnerships is determined using the net asset values of the Company’s ownership interest as provided in the financial statements of the investees. The valuation of limited partnerships is considered Level 3 in the fair value hierarchy due to the limited activity and price transparency inherent in the market for such investments. The fair value of structured loans is estimated based on a discounted cash flow analysis where the discount rate is based on a Japanese yen forward curve, this is considered Level 3 in the fair value hierarchy. The fair value of the Company’s common stock investment in the Federal Home Loan Bank of Des Moines is considered to be the carrying value and it is considered Level 2 in the fair value hierarchy.

Accrued Investment Income – The carrying value for accrued investment income approximates fair value as there are no adjustments made to the carrying value. This is considered Level 2 in the fair value hierarchy.

Interest-Sensitive Contract Liabilities – The carrying and fair values of interest-sensitive contract liabilities reflected in the table above exclude contracts with significant mortality risk. The fair value of the Company’s interest-sensitive contract liabilities and related reinsurance ceded receivables utilizes a market standard technique with both capital market inputs and policyholder behavior assumptions, as well as cash values adjusted for recapture fees. The capital market inputs to the model, such as interest rates, are generally observable. Policyholder behavior assumptions are generally not observable and may require use of significant management judgment. The valuation of interest-sensitive contract liabilities is considered Level 3 in the fair value hierarchy.

Long-term Debt and Collateral Finance Facility – The fair value of the Company’s long-term debt and collateral finance facility is generally estimated by discounting future cash flows using market rates currently available for debt with similar remaining maturities and reflecting the credit risk of the Company, including inputs when available, from actively traded debt of the Company or other companies with similar credit quality. The valuation of long-term debt and collateral finance facility are generally obtained from brokers and are considered Level 3 in the fair value hierarchy.

7.       Segment Information

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in Note 2 of the consolidated financial statements accompanying the DAC Current Report. The Company measures segment performance primarily based on profit or loss from operations before income taxes. There are no intersegment reinsurance transactions and the Company does not have any material long-lived assets. Investment income is allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes.

The Company allocates capital to its segments based on an internally developed economic capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model considers the unique and specific nature of the risks inherent in the Company’s businesses. As a result of the economic capital allocation process, a portion of investment income and investment related gains and losses are attributed to the segments based on the level of allocated capital. In addition, the segments are charged for excess capital utilized above the allocated economic capital basis. This charge is included in policy acquisition costs and other insurance expenses. Information related to total revenues, income (loss) before income taxes, and total assets of the Company for each reportable segment are summarized below (dollars in thousands).

	Three months ended June 30,		Six months ended June 30,
Total revenues:	2012	2011	2012	2011
U.S.	$1,370,221	$1,255,317	$2,694,368	$2,608,543
Canada	276,239	264,098	551,862	530,625
Europe & South Africa	323,943	296,385	632,280	577,388
Asia Pacific	377,733	346,474	737,418	685,988
Corporate and Other	27,617	41,703	52,800	83,868

Total	$2,375,753	$2,203,977	$4,668,728	$4,486,412

	Three months ended June 30,		Six months ended June 30,
Income (loss) before income taxes:	2012	2011	2012	2011
U.S.	$140,586	$114,277	$233,331	$261,846
Canada	35,030	44,089	90,093	74,001
Europe & South Africa	19,591	12,525	26,197	35,060
Asia Pacific	23,859	4,326	55,926	26,302
Corporate and Other	(3,174)	11,952	(8,892)	16,715

Total	$215,892	$187,169	$396,655	$413,924

Total Assets:	June 30, 2012	December 31, 2011
U.S.	$24,620,708	$17,965,559
Canada	3,605,798	3,347,771
Europe & South Africa	2,148,457	1,846,751
Asia Pacific	3,000,018	2,902,101
Corporate and Other	4,969,342	5,571,791

Total	$38,344,323	$31,633,973

The increase in total assets in the U.S. segment since December 31, 2011 is primarily due to a $5.4 billion investment receivable related to a large fixed annuity transaction executed in the second quarter of 2012.

8.         Commitments and Contingent Liabilities

At June 30, 2012, the Company’s commitments to fund investments were $186.2 million in limited partnerships, $49.5 million in commercial mortgage loans and $106.0 million in private placement investments, of which $100.0 million was funded on July 13, 2012. At December 31, 2011, the Company’s commitments to fund investments were $156.6 million in limited partnerships, $33.6 million in commercial mortgage loans and $100.0 million in private placement investments. The Company anticipates that the majority of its current commitments will be invested over the next five years; however, these commitments could become due any time at the request of the counterparties. Investments in limited partnerships and private placements are carried at cost or accounted for using the equity method and included in other invested assets in the condensed consolidated balance sheets.

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

The Company has obtained bank letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions. At June 30, 2012 and December 31, 2011, there were approximately $16.0 million and $15.8 million, respectively, of undrawn outstanding bank letters of credit in favor of third parties. Additionally, the Company utilizes letters of credit to secure reserve credits when it retrocedes business to its subsidiaries, including Parkway Reinsurance Company (“Parkway Re”), Rockwood Reinsurance Company (“Rockwood Re”), Timberlake Financial L.L.C. (“Timberlake Financial”), RGA Americas Reinsurance, Ltd. (“RGA Americas”), RGA Reinsurance Company (Barbados) Ltd. (“RGA Barbados”) and RGA Atlantic Reinsurance Company, Ltd. (“RGA Atlantic”). The Company cedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions such as the U.S. and the United Kingdom.

The capital required to support the business in the affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of June 30, 2012 and December 31, 2011, $527.7 million and $582.9 million, respectively, in undrawn letters of credit from various banks were outstanding, backing reinsurance between the various subsidiaries of the Company. The banks providing letters of credit to the Company are included on the National Association of Insurance Commissioners (“NAIC”) list of approved banks.

The Company maintains a syndicated revolving credit facility with a four year term and an overall capacity of $850.0 million which is scheduled to mature in December 2015. The Company may borrow cash and obtain letters of credit in multiple currencies under this facility. As of June 30, 2012, the Company had $263.3 million in issued, but undrawn, letters of credit under this facility, which is included in the total above. Applicable letter of credit fees and fees payable for the credit facility depend upon the Company’s senior unsecured long-term debt rating. The Company also maintains two other letter of credit facilities with capacities of $200.0 million and $120.0 million which are scheduled to mature in September 2019 and May 2016, respectively. The $200.0 million letter of credit facility is fully utilized and is expected to amortize to zero by 2019. Letter of credit fees for this facility are fixed for the term of the facility. As of June 30, 2012, the Company had no issued letters of credit under the $120.0 million letter of credit facility. Letter of credit fees for this facility are fixed for the term of the facility. Fees associated with the Company’s other letters of credit are not fixed for periods in excess of one year and are based on the Company’s ratings and the general availability of these instruments in the marketplace.

RGA has issued guarantees to third parties on behalf of its subsidiaries for the payment of amounts due under certain reinsurance treaties, securities borrowing arrangements and office lease obligations, whereby, if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. In limited circumstances, treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA’s subsidiary is relatively new, unrated, or not of a significant size, relative to the ceding company. Liabilities supported by the treaty guarantees, before consideration for any legally offsetting amounts due from the guaranteed party, totaled $656.1 million and $697.5 million as of June 30, 2012 and December 31, 2011, respectively, and are reflected on the Company’s condensed consolidated balance sheets in future policy benefits. As of June 30, 2012 and December 31, 2011, the Company’s exposure related to treaty guarantees, net of assets held in trust, was $434.5 million and $467.5 million, respectively. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to borrowed securities provide additional security to third parties should a subsidiary fail to make principal and/or interest payments when due. As of June 30, 2012 and December 31, 2011, RGA’s obligation related to borrowed securities guarantees was $237.5 million and $150.0 million, respectively.

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

9.       Employee Benefit Plans

The components of net periodic benefit costs for the three and six months ended June 30, 2012 and 2011 were as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net periodic pension benefit cost:
Service cost	$2,196	$1,597	$3,728	$3,012
Interest cost	1,090	1,052	2,070	1,942
Expected return on plan assets	(799)	(825)	(1,533)	(1,469)
Amortization of prior service cost	87	94	186	101
Amortization of prior actuarial gain	1,388	314	1,663	502

Total	$3,962	$2,232	$6,114	$4,088

Net periodic other benefits cost:
Service cost	$279	$212	$558	$424
Interest cost	258	221	517	441
Expected return on plan assets	--	--	--	--
Amortization of prior service cost	--	--	--	--
Amortization of prior actuarial gain	89	59	177	118

Total	$626	$492	$1,252	$983

The Company has made pension contributions of $2.0 million during the first six months of 2012 and expects to make total pension contributions of $6.2 million in 2012.

10.       Equity Based Compensation

Equity compensation expense was $5.5 million and $4.3 million in the second quarter of 2012 and 2011, respectively. In the first quarter of 2012, the Company granted 0.7 million stock appreciation rights at $56.65 weighted average per share and 0.2 million performance contingent units to employees. Additionally, non-employee directors were granted a total of 10,350 shares of common stock. As of June 30, 2012, 1.8 million share options at $46.12 weighted average per share were vested and exercisable with a remaining weighted average exercise period of 4.5 years. As of June 30, 2012, the total compensation cost of non-vested awards not yet recognized in the financial statements was $35.2 million. It is estimated that these costs will vest over a weighted average period of 2.3 years.

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

Certain retrocessions are arranged through the Company’s retrocession pools for amounts in excess of the Company’s retention limit. As of June 30, 2012 and December 31, 2011, all rated retrocession pool participants followed by the A.M. Best Company were rated “A- (excellent)” or better. The Company verifies retrocession pool participants’ ratings on a quarterly basis. For a majority of the retrocessionaires that were not rated, security in the form of letters of credit or trust assets has been given as additional security in favor of RGA Reinsurance Company (“RGA Reinsurance”). In addition, the Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance. In addition to its third party retrocessionaires, various RGA reinsurance subsidiaries retrocede amounts in excess of their retention to RGA Reinsurance, Parkway Re, Rockwood Re, RGA Barbados, RGA Americas, Manor Re, RGA Atlantic or RGA Worldwide Reinsurance Company, Ltd. (“RGA Worldwide”).

As of June 30, 2012 and December 31, 2011, the Company had claims recoverable from retrocessionaires of $173.1 million and $151.9 million, respectively, which is included in reinsurance ceded receivables, in the condensed consolidated balance sheets. The Company considers outstanding claims recoverable in excess of 90 days to be past due. There were $6.1 million and $11.4 million of past due claims recoverable as of June 30, 2012 and December 31, 2011, respectively. Based on financial reviews of the counterparties, the Company has not established a valuation allowance for claims recoverable. The Company has never experienced a material default in connection with retrocession arrangements, nor has it experienced any difficulty in collecting claims recoverable from retrocessionaires; however, no assurance can be given as to the future performance of such retrocessionaires or as to recoverability of any such claims.

12.       New Accounting Standards

Changes to the general accounting principles are established by the FASB in the form of accounting standards updates to the FASB Accounting Standards Codification™. Accounting standards updates not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s consolidated financial statements.

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

Fair Value Measurements and Disclosures

In May 2011, the FASB amended the general accounting principles for Fair Value Measurements and Disclosures as it relates to the measurement and disclosure requirements about fair value measurements. This amendment clarifies the FASB’s intent about the application of existing fair value measurement requirements. It also changes particular principles and requirements for measuring fair value and for disclosing information about fair value measurements. The amendment is effective for interim and annual periods beginning after December 15, 2011. The Company adopted this amendment and the required disclosures are provided in Note 6 — “Fair Value of Assets and Liabilities.”

Deferred Policy Acquisition Costs

In October 2010, the FASB amended the general accounting principles for Financial Services – Insurance as it relates to accounting for costs associated with acquiring or renewing insurance contracts. This amendment clarifies that only those costs that result directly from and are essential to the contract transaction and that would not have been incurred had the contract transaction not occurred can be capitalized. It also defines acquisitions costs as costs that are related directly to the successful acquisitions of new or renewal insurance contracts. The amendment is effective for fiscal years and interim periods beginning after December 15, 2011. The retrospective adoption of this amendment on January 1, 2012, resulted in a reduction in the Company’s deferred acquisition cost asset and a corresponding reduction to equity. There will be a decrease in amortization subsequent to adoption due to the reduced deferred acquisition cost asset. There will also be a reduction in the level of future costs the Company defers; thereby increasing expenses incurred in future periods. The Company retrospectively adopted this amendment and the required disclosures are provided in Note 1 — “Organization and Basis of Presentation.”

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

13.      Subsequent Event

In satisfaction of the investment receivable of $5,406.9 million, as of June 30, 2012, the Company received the following on July 31, 2012 and August 3, 2012 (dollars in thousands):

	Amortized Cost/ Recorded Investment	Estimated Fair Value
Fixed maturity securities – available for sale:
Corporate securities	$2,585,095	$2,606,816
Asset-backed securities	137,251	138,918
Commercial mortgage-backed securities	703,313	704,065
U.S. Government and agencies securities	240,952	256,168
State and political subdivision securities	27,297	27,555
Other foreign government, supranational, and foreign government-sponsored enterprises	56,776	55,437

Total fixed maturity securities – available for sale	3,750,684	3,788,959
Mortgage loans on real estate	1,009,454	1,021,661
Short-term investments	101,428	101,338
Cash and cash equivalents	501,593	501,593
Accrued interest	43,739	43,739

Total	$5,406,898	$5,457,290

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

Numerous important factors could cause actual results and events to differ materially from those expressed or implied by forward-looking statements including, without limitation, (1) adverse capital and credit market conditions and their impact on the Company’s liquidity, access to capital and cost of capital, (2) the impairment of other financial institutions and its effect on the Company’s business, (3) requirements to post collateral or make payments due to declines in market value of assets subject to the Company’s collateral arrangements, (4) the fact that the determination of allowances and impairments taken on the Company’s investments is highly subjective, (5) adverse changes in mortality, morbidity, lapsation or claims experience, (6) changes in the Company’s financial strength and credit ratings and the effect of such changes on the Company’s future results of operations and financial condition, (7) inadequate risk analysis and underwriting, (8) general economic conditions or a prolonged economic downturn affecting the demand for insurance and reinsurance in the Company’s current and planned markets, (9) the availability and cost of collateral necessary for regulatory reserves and capital, (10) market or economic conditions that adversely affect the value of the Company’s investment securities or result in the impairment of all or a portion of the value of certain of the Company’s investment securities, that in turn could affect regulatory capital, (11) market or economic conditions that adversely affect the Company’s ability to make timely sales of investment securities, (12) risks inherent in the Company’s risk management and investment strategy, including changes in investment portfolio yields due to interest rate or credit quality changes, (13) fluctuations in U.S. or foreign currency exchange rates, interest rates, or securities and real estate markets, (14) adverse litigation or arbitration results, (15) the adequacy of reserves, resources and accurate information relating to settlements, awards and terminated and discontinued lines of business, (16) the stability of and actions by governments and economies in the markets in which the Company operates, including ongoing uncertainties regarding the amount of United States sovereign debt and the credit ratings thereof, (17) competitive factors and competitors’ responses to the Company’s initiatives, (18) the success of the Company’s clients, (19) successful execution of the Company’s entry into new markets, (20) successful development and introduction of new products and distribution opportunities, (21) the Company’s ability to successfully integrate and operate reinsurance business that the Company acquires, (22) action by regulators who have authority over the Company’s reinsurance operations in the jurisdictions in which it operates, (23) the Company’s dependence on third parties, including those insurance companies and reinsurers to which the Company cedes some reinsurance, third-party investment managers and others, (24) the threat of natural disasters, catastrophes, terrorist attacks, epidemics or pandemics anywhere in the world where the Company or its clients do business, (25) changes in laws, regulations, and accounting standards applicable to the Company, its subsidiaries, or its business, (26) the effect of the Company’s status as an insurance holding company and regulatory restrictions on its ability to pay principal of and interest on its debt obligations, and (27) other risks and uncertainties described in this document and in the Company’s other filings with the SEC.

Forward-looking statements should be evaluated together with the many risks and uncertainties that affect the Company’s business, including those mentioned in this document and the cautionary statements described in the periodic reports the Company files with the SEC. These forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligations to update these forward-looking statements, even though the Company’s situation may change in the future. The Company qualifies all of its forward-looking statements by these cautionary statements. For a discussion of these risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements, you are advised to see Item 1A – “Risk Factors” in the 2011 Annual Report and the DAC Current Report.

Overview

RGA is an insurance holding company that was formed on December 31, 1992. The Company is primarily engaged in the reinsurance of traditional life and health for individual and group coverages, longevity, disability income, annuity, critical illness and financial reinsurance.

The Company derives revenues primarily from renewal premiums from existing reinsurance treaties, new business premiums from existing or new reinsurance treaties and income earned on invested assets. The Company believes that industry trends have not changed materially from those discussed in its DAC Current Report.

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

Results of Operations

The Company has adopted the amended general accounting principles for Financial Services – Insurance as it relates to accounting for costs associated with acquiring or renewing insurance contracts. The prior-period results of operations presented herein have been adjusted to reflect the retrospective adoption of the new accounting principles. See Note 1- “Organization and Basis of Presentation” in the Notes to Condensed Consolidated Financial Statements for additional information.

During the second quarter of 2012, the Company added a large fixed deferred annuity reinsurance transaction in its U.S. Asset Intensive sub-segment. The Company deployed approximately $350.0 million of capital to support this transaction, which increased the Company’s invested asset base by approximately $5.4 billion.

Consolidated

Consolidated income before income taxes increased $28.7 million, or 15.3%, and decreased $17.3 million, or 4.2%, for the three and six months ended June 30, 2012, as compared to the same periods in 2011. The increase in income before income taxes for the second quarter of 2012 was primarily due to an increase in net premiums in all segments and favorable mortality experience in the Asia Pacific segment compared to the same period in 2011. The decrease in income before income taxes for the first six months of 2012 was primarily due to a decline in investment related gains and lower investment income partially offset by increased net premiums. The decrease in investment related gains reflects changes in the value of embedded derivatives within the U.S. segment. The effect of tightening credit spreads in the U.S. markets generated an increase in revenue related to embedded derivatives to a greater extent in the first six months of 2011 than 2012. Foreign currency fluctuations relative to the prior year unfavorably affected income before income taxes by approximately $3.9 million and $4.5 million for the second quarter and first six months of 2012, respectively, as compared to the same periods in 2011.

The Company recognizes in consolidated income, changes in the value of embedded derivatives on modco or funds withheld treaties, equity-indexed annuity treaties (“EIAs”) and variable annuity products. The change in the value of embedded derivatives related to reinsurance treaties written on a modco or funds withheld basis are subject to the general accounting principles for Derivatives and Hedging related to embedded derivatives. The unrealized gains and losses associated with these embedded derivatives, after adjustment for deferred acquisition costs, decreased income before income taxes by $9.8 million and $36.4 million in the second quarter and first six months of 2012, respectively, as compared to the same periods in 2011. Changes in risk-free rates used in the fair value estimates of embedded derivatives associated with EIAs affect the amount of unrealized gains and losses the Company recognizes. The unrealized gains and losses associated with EIAs, after adjustment for deferred acquisition costs and retrocession, increased income before income taxes by $5.4 million and reduced it by $1.5 million in the second quarter and first six months of 2012, respectively, as compared to the same periods in 2011. The change in the Company’s liability for variable annuities associated with guaranteed minimum living benefits affects the amount of unrealized gains and losses the Company recognizes. The unrealized gains and losses associated with guaranteed minimum living benefits, after adjustment for deferred acquisition costs, decreased income before income taxes by $13.5 million and $3.8 million in the second quarter and first six months of 2012, respectively, as compared to the same periods in 2011.

The combined changes in these three types of embedded derivatives, after adjustment for deferred acquisition costs and retrocession, resulted in a decrease of approximately $17.9 million and approximately $41.7 million in consolidated income before income taxes in the second quarter and first six months of 2012, respectively, as compared to the same periods in 2011. These fluctuations do not affect current cash flows, crediting rates or spread performance on the underlying treaties. Therefore, management believes it is helpful to distinguish between the effects of changes in the fair value of these embedded derivatives, net of related hedging activity, and the primary factors that drive profitability of the underlying treaties, namely investment income, fee income, and interest credited.

Consolidated net premiums increased $162.0 million, or 9.1%, and $289.3 million, or 8.2%, for the three and six months ended June 30, 2012, as compared to the same periods in 2011, primarily due to growth in life reinsurance partially offset by foreign currency fluctuations. Foreign currency fluctuations unfavorably affected net premiums by approximately $45.8 million and $50.7 million for the three and six months ended June 30, 2012, as compared to the same periods in 2011. Consolidated assumed insurance in force increased to $2,782.3 billion as of June 30, 2012 from $2,658.8 billion as of June 30, 2011 due to new business production. Foreign currency fluctuations negatively affected the increase in assumed life insurance in force from June 30, 2011 by $74.4 billion. The Company added new business production, measured by face amount of insurance in force, of $86.8 billion and $95.0 billion during the second quarter of 2012 and 2011, respectively, and $205.3 billion and $183.2 billion during the first six months of 2012 and 2011, respectively. Management believes industry consolidation and the established practice of reinsuring mortality risks should continue to provide opportunities for growth, albeit at rates less than historically experienced in some markets.

Consolidated investment income, net of related expenses, decreased $9.1 million, or 2.7%, and $39.2 million, or 5.5%, for the three and six months ended June 30, 2012, as compared to the same periods in 2011. The decreases were primarily due to market value changes related to the Company’s funds withheld at interest investment associated with the reinsurance of certain EIAs which contributed to the decreases in investment income by $45.1 million and $94.2 million in the second quarter and first six months of 2012, respectively. The effect on investment income of the EIAs market value changes is substantially offset by a corresponding change in interest credited to policyholder account balances resulting in an insignificant effect on net income. The decreases in investment income for the second quarter and first six months were somewhat offset by $36.8 million of investment income from an investment receivable associated with a large fixed annuity transaction executed in the second quarter of 2012. The decreases in investment income for the second quarter and first six months of 2012 also reflects a lower effective investment portfolio yield offset by a larger average invested asset base. Average invested assets at amortized cost for the six months ended June 30, 2012 totaled $18.4 billion, an 8.0% increase over the same period in 2011. The average yield earned on investments, excluding funds withheld and investment receivable, decreased to 5.05% for the second quarter of 2012 from 5.35% for the second quarter of 2011. The average yield earned on investments, excluding funds withheld, decreased to 5.05% for the first six months of 2012 from 5.35% for the first six months of 2011. The 2012 average invested asset base and average yields exclude the previously mentioned investment receivable. The average yield will vary from quarter to quarter and year to year depending on a number of variables, including the prevailing interest rate and credit spread environment, changes in the mix of the underlying investments and cash balances, and the timing of dividends and distributions on certain investments. A continued low interest rate environment in the U.S. would be expected to put downward pressure on this yield in future reporting periods.

Total investment related gains (losses), net decreased by $3.6 million and $83.7 million, for the three and six months ended June 30, 2012, as compared to the same periods in 2011. The unfavorable change for the second quarter was primarily due to an unfavorable change in the embedded derivatives related to guaranteed minimum living benefits of $49.1 million and an unfavorable change in the embedded derivatives related to reinsurance treaties written on a modco or funds withheld basis of $15.0 million offset by an increase in the fair value of derivatives used to hedge the embedded derivative liabilities associated with guaranteed minimum living benefits of $63.9 million. The unfavorable change for the first six months is primarily due to unfavorable changes in the value of embedded derivatives associated with reinsurance treaties written on a modco or funds withheld basis of $114.9 million, a decrease in the fair value of derivatives used to hedge the embedded derivative liabilities associated with guaranteed minimum living benefits of $11.8 million and an increase in investment impairments on fixed maturity and equity securities of $9.1 million partially offset by a favorable change in the embedded derivatives related to guaranteed minimum living benefits of $64.7 million. See Note 4 – “Investments” and Note 5 – “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for additional information on investment related gains (losses), net and derivatives. Investment income and investment related gains and losses are allocated to the operating segments based upon average assets and related capital levels deemed appropriate to support segment operations.

The effective tax rate on a consolidated basis was 34.6% and 33.8% for the second quarter of 2012 and 2011, respectively, and 33.3% and 34.1% for the first six months of 2012 and 2011, respectively. The second quarter and first six months of 2012 effective tax rates were lower than the U.S. statutory rate of 35.0% primarily as a result of income in non-U.S. jurisdictions with lower tax rates than the U.S. and differences in tax bases in foreign jurisdictions, offset by a tax accrual of $2.1 million related to business extender provisions that the U.S. Congress did not pass prior to the end of the quarter and an accrual of uncertain tax positions. The 2011 effective tax rate was lower than the U.S. statutory rate of 35.0% primarily as a result of income in non-U.S. jurisdictions with lower tax rates than the U.S.

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

A discussion of each of the critical accounting policies may be found in the Company’s DAC Current Report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”

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

For the three months ended June 30, 2012		Non-Traditional
(dollars in thousands)			Financial	Total
	Traditional	Asset-Intensive	Reinsurance	U.S.
Revenues:
Net premiums	$1,082,400	$3,355	$--	$1,085,755
Investment income, net of related expenses	133,652	95,957	179	229,788
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(1,822)	--	--	(1,822)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	162	--	--	162
Other investment related gains (losses), net	2,449	12,468	32	14,949
Total investment related gains (losses), net	789	12,468	32	13,289
Other revenues	401	29,254	11,734	41,389
Total revenues	1,217,242	141,034	11,945	1,370,221

Benefits and expenses:
Claims and other policy benefits	934,807	5,102	--	939,909
Interest credited	14,555	51,926	--	66,481
Policy acquisition costs and other insurance expenses	150,958	46,597	704	198,259
Other operating expenses	20,586	2,807	1,593	24,986
Total benefits and expenses	1,120,906	106,432	2,297	1,229,635

Income before income taxes	$96,336	$34,602	$9,648	$140,586

For the three months ended June 30, 2011		Non-Traditional
(dollars in thousands)			Financial	Total
	Traditional	Asset-Intensive	Reinsurance	U.S.
Revenues:
Net premiums	$973,837	$3,459	$--	$977,296
Investment income (loss), net of related expenses	125,688	105,265	62	231,015
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(6,275)	101	(26)	(6,200)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	2,307	(252)	10	2,065
Other investment related gains (losses), net	4,173	13,477	23	17,673
Total investment related gains (losses), net	205	13,326	7	13,538
Other revenues	738	23,536	9,194	33,468
Total revenues	1,100,468	145,586	9,263	1,255,317

Benefits and expenses:
Claims and other policy benefits	839,173	4,264	--	843,437
Interest credited	14,967	80,614	--	95,581
Policy acquisition costs and other insurance expenses	135,602	42,925	797	179,324
Other operating expenses	19,486	1,743	1,469	22,698
Total benefits and expenses	1,009,228	129,546	2,266	1,141,040

Income before income taxes	$91,240	$16,040	$6,997	$114,277

For the six months ended June 30, 2012		Non-Traditional
(dollars in thousands)			Financial	Total
	Traditional	Asset-Intensive	Reinsurance	U.S.
Revenues:
Net premiums	$2,103,907	$6,951	$--	$2,110,858
Investment income, net of related expenses	266,069	205,234	343	471,646
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(7,852)	--	--	(7,852)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	(5,745)	--	--	(5,745)
Other investment related gains (losses), net	1,302	53,071	(107)	54,266
Total investment related gains (losses), net	(12,295)	53,071	(107)	40,669
Other revenues	1,404	49,147	20,644	71,195
Total revenues	2,359,085	314,403	20,880	2,694,368

Benefits and expenses:
Claims and other policy benefits	1,842,268	7,004	--	1,849,272
Interest credited	29,609	124,676	--	154,285
Policy acquisition costs and other insurance expenses	296,443	105,662	1,474	403,579
Other operating expenses	44,587	5,869	3,445	53,901
Total benefits and expenses	2,212,907	243,211	4,919	2,461,037

Income before income taxes	$146,178	$71,192	$15,961	$233,331

For the six months ended June 30, 2011		Non-Traditional
(dollars in thousands)			Financial	Total
	Traditional	Asset-Intensive	Reinsurance	U.S.
Revenues:
Net premiums	$1,908,890	$6,784	$--	$1,915,674
Investment income (loss), net of related expenses	246,436	252,757	(135)	499,058
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(6,275)	(451)	(26)	(6,752)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	2,307	(252)	10	2,065
Other investment related gains (losses), net	13,048	118,498	(12)	131,534
Total investment related gains (losses), net	9,080	117,795	(28)	126,847
Other revenues	1,231	47,537	18,196	66,964
Total revenues	2,165,637	424,873	18,033	2,608,543

Benefits and expenses:
Claims and other policy benefits	1,661,580	7,080	--	1,668,660
Interest credited	29,551	172,093	--	201,644
Policy acquisition costs and other insurance expenses	267,518	159,226	1,650	428,394
Other operating expenses	40,836	3,897	3,266	47,999
Total benefits and expenses	1,999,485	342,296	4,916	2,346,697
Income before income taxes	$166,152	$82,577	$13,117	$261,846

Income before income taxes for the U.S. operations segment increased by $26.3 million, or 23.0%, and decreased by $28.5 million, or 10.9%, for the three and six months ended June 30, 2012, as compared to the same periods in 2011. The increase in income before income taxes in the three months can primarily be attributed to net changes in investment related gains and losses associated with funds withheld portfolios and the related DAC impact, higher investment income due to a larger asset base in the U.S. Traditional sub-segment and higher fees in the Financial Reinsurance sub-segment. The decrease in income before income taxes in the six months can primarily be attributed to a decrease in investment related gains. Compared to 2011, investment related gains decreased as a result of both changes in credit spreads on the fair value of embedded derivatives associated with treaties written on a modified coinsurance or funds withheld basis and other than temporary impairments on fixed maturity securities. Decreases or increases in credit spreads result in an increase or decrease in value of the embedded derivative, and therefore, an increase or decrease in investment related gains or losses, respectively. Offsetting this was favorable investment income in the U.S. Traditional sub-segment, primarily as a result of a higher asset base and an increase in the net impact of the embedded derivative supporting the guaranteed minimum living benefits associated with the Company’s variable annuities.

Traditional Reinsurance

The U.S. Traditional sub-segment provides life and health reinsurance to domestic clients for a variety of products through yearly renewable term, coinsurance and modified coinsurance agreements. These reinsurance arrangements may involve either facultative or automatic agreements. This sub-segment added new business production, measured by face amount of insurance in force, of $24.2 billion and $24.3 billion during the second quarters, and $109.1 billion and $55.6 billion during the first six months of 2012 and 2011, respectively. Approximately $42.4 billion of the increase in the first six months compared to the same period in 2011 relates to one large in force transaction recorded in the first quarter of 2012.

Income before income taxes for the U.S. Traditional sub-segment increased by $5.1 million, or 5.6%, and decreased by $20.0 million, or 12.0% for the three and six months ended June 30, 2012, as compared to the same periods in 2011. The increase in the second quarter can be primarily attributed to higher investment income mainly as a result of a larger asset base. The decrease in the first six months can in part be attributed to a decrease in investment related gains (losses), net as well as slightly higher mortality experience compared to the same period in 2011 somewhat offset by higher investment income related to the increased asset base.

Net premiums for the U.S. Traditional sub-segment increased $108.6 million, or 11.1%, and $195.0 million, or 10.2% for the three and six months ended June 30, 2012, as compared to the same periods in 2011. These increases in net premiums were driven by the growth in total U.S. Traditional business in force. At June 30, 2012, total face amount of individual life insurance for the U.S. Traditional sub-segment was $1,400.0 billion compared to $1,337.5 billion at June 30, 2011. Contributing to the increase was the large in force block transaction of $42.4 billion mentioned above which contributed $18.8 million and $29.8 million to the increase in net premiums for the first three and six months of 2012, respectively. Premiums on health and group related coverages contributed $39.2 million and $77.7 million to the increase in net premiums for the second quarter and first six months of 2012, respectively.

Net investment income increased $8.0 million, or 6.3%, and $19.6 million, or 8.0%, for the three and six months ended June 30, 2012, as compared to the same periods in 2011, primarily due to a 11.4% increase in the average invested asset base. Investment related gains increased $0.6 million and decreased $21.4 million for the three and six months ended June 30, 2012, as compared to the same periods in 2011. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support segment operations. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.

Claims and other policy benefits as a percentage of net premiums (“loss ratios”) were 86.4% and 86.2% for the second quarter of 2012 and 2011, respectively, and 87.6% and 87.0% for the six months ended June 30, 2012 and 2011, respectively. The increase in the percentages for both the second quarter and first six months was primarily due to normal volatility in mortality claims. Although reasonably predictable over a period of years, claims can be volatile over short-term periods.

Interest credited expense decreased $0.4 million, or 2.8%, and increased $0.1 million, or 0.2%, for the three and six months ended June 30, 2012, as compared to the same periods in 2011. The variances in interest credited expense are largely offset by offsetting variances in investment income. The decrease in the second quarter is the result of one treaty that had a slight increase in its asset base with a credited loan rate that decreased approximately 17 basis points. Interest credited in this sub-segment relates to amounts credited on cash value products which also have a significant mortality component.

Policy acquisition costs and other insurance expenses as a percentage of net premiums were 13.9% for the second quarter of 2012 and 2011, and 14.1% and 14.0% for the six months ended June 30, 2012 and 2011, respectively. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels within coinsurance-type arrangements. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary. Also, the mix of first year coinsurance business versus yearly renewable term business can cause the percentage to fluctuate from period to period.

Other operating expenses increased $1.1 million, or 5.6%, and $3.8 million, or 9.2%, for the three and six months ended June 30, 2012, as compared to the same periods in 2011. Other operating expenses as a percentage of net premiums were 1.9% and 2.0% for the second quarter of 2012 and 2011, respectively, and 2.1% for the six months ended June 30, 2012 and 2011.

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

	For the three months ended		For the six months ended
(dollars in thousands)	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Total revenues	$141,034	$145,586	$314,403	$424,873
Less:
Embedded derivatives – modco/Funds withheld treaties	(4,593)	10,525	(13,980)	101,060
Guaranteed minimum benefit riders and related free standing derivatives	16,127	1,341	66,797	13,962

Revenues before certain derivatives	129,500	133,720	261,586	309,851

Benefits and expenses:
Total benefits and expenses	106,432	129,546	243,211	342,296
Less:
Embedded derivatives – modco/Funds withheld treaties	(455)	4,698	(12,857)	65,720
Guaranteed minimum benefit riders and related free standing derivatives	10,011	832	43,481	8,955
Equity-indexed annuities	1,793	7,155	(43)	(1,537)

Benefits and expenses before certain derivatives	95,083	116,861	212,630	269,158

Income (loss) before income taxes:
Income (loss) before income taxes	34,602	16,040	71,192	82,577
Less:
Embedded derivatives – modco/Funds withheld treaties	(4,138)	5,827	(1,123)	35,340
Guaranteed minimum benefit riders and related free standing derivatives	6,116	509	23,316	5,007
Equity-indexed annuities	(1,793)	(7,155)	43	1,537

Income before income taxes and certain derivatives	34,417	16,859	48,956	40,693

Embedded Derivatives - modco/Funds Withheld Treaties- Represents the change in the fair value of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis, allowing for deferred acquisition expenses. Changes in the fair value of the embedded derivative are driven by changes in investment credit spreads, including the Company’s own credit spread. Generally, an increase in investment credit spreads, ignoring changes in the Company’s own credit spread, will have a negative impact on the fair value of the embedded derivative (decrease in income). Changes in fair values of these embedded derivatives are net of an increase (decrease) in revenues of $6.3 million and $(0.4) million for the three months and $(57.2) million and $(24.3) million for the six months ended June 30, 2012 and 2011, respectively, associated with the Company’s own credit risk. A 10% increase in the Company’s own credit risk rate would have increased revenues by approximately $0.8 million for the six months ended June 30, 2012. Conversely, a 10% decrease in the Company’s own credit risk rate would have decreased revenues by approximately $0.8 million for the six months ended June 30, 2012.

In the second quarter of 2012, the change in fair value of the embedded derivative decreased revenues by $4.6 million and related deferred acquisition expenses decreased benefits and expenses by $0.5 million, for a negative pre-tax income impact of $4.1 million. During the second quarter of 2011, the change in fair value of the embedded derivative increased revenues by $10.5 million and related deferred acquisition expenses increased benefits and expenses by $4.7 million, for a positive pre-tax income impact of $5.8 million, primarily due to an increase in investment credit spreads. In the first six months of 2012, the change in fair value of the embedded derivative decreased revenues by $14.0 million and related deferred acquisition expenses decreased benefits and expenses by $12.9 million, for a negative pre-tax income impact of $1.1 million, primarily due to an increase in investment credit spreads. During the first six months of 2011, the change in fair value of the embedded derivative increased revenues by $101.1 million and related deferred acquisition expenses increased benefits and expenses by $65.7 million, for a positive pre-tax income impact of $35.3 million, primarily due to an increase in investment credit spreads.

Guaranteed Minimum Benefit Riders- Represents the impact related to guaranteed minimum benefits associated with the Company’s reinsurance of variable annuities. The fair value changes of the guaranteed minimum benefits along with the changes in fair value of the free standing derivatives (interest rate swaps, financial futures and equity options), purchased by the Company to hedge the liability are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in benefits and expenses. Changes in fair values of these embedded derivatives are net of an increase in revenues of $14.6 million and $51.6 million for the three and six months ended June 30, 2012, respectively, associated with the Company’s own credit risk. A 10% increase in the Company’s own credit risk rate would have increased revenues by approximately $4.6 million for six months ended June 30, 2012. Conversely, a 10% decrease in the Company’s own credit risk rate would have decreased revenues by approximately $4.6 million for the six months ended June 30, 2012.

In the second quarter of 2012, the change in the fair value of the guaranteed minimum benefits, after allowing for changes in the associated free standing derivatives, increased revenues by $16.1 million and related deferred acquisition expenses increased benefits and expenses by $10.0 million for a positive pre-tax income impact of $6.1 million. In the second quarter of 2011, the change in the fair value of the guaranteed minimum benefits after allowing for changes in the associated free-standing derivatives increased revenues by $1.3 million and related deferred acquisition expenses increased benefits and expenses by $0.8 million for a positive pre-tax income impact of $0.5 million. In the first six months of 2012, the change in the fair value of the guaranteed minimum benefits, after allowing for changes in the associated free standing derivatives, increased revenues by $66.8 million and related deferred acquisition expenses increased benefits and expenses by $43.5 million for a positive pre-tax income impact of $23.3 million. In the first six months of 2011, the change in the fair value of the guaranteed minimum benefits after allowing for changes in the associated hedge instruments increased revenues by $14.0 million and related deferred acquisition expenses increased benefits and expenses by $9.0 million for a positive pre-tax income impact of $5.0 million.

Equity-Indexed Annuities- Represents the impact of changes in the risk-free rate on the calculation of the fair value of embedded derivative liabilities associated with EIAs, after adjustments for related deferred acquisition expenses and retrocession. In the second quarter of 2012 and 2011, benefits and expenses increased $1.8 million and $7.2 million, respectively. In the first six months of 2012 and 2011, benefits and expenses decreased less than $0.1 million and $1.5 million, respectively.

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

Discussion and analysis before certain derivatives:

Income before income taxes and certain derivatives increased by $17.6 million and $8.3 million for the three and six months ended June 30, 2012, as compared to the same periods in 2011, primarily due to net changes in investment related gains and losses associated with the fund withhelds and coinsurance portfolios and their related DAC impact. Funds withheld capital gains and losses are reported through investment income while coinsurance activity is reflected in investment related gains (losses), net.

Revenue before certain derivatives decreased by $4.2 million and increased by $48.3 million for the three and six months ended June 30, 2012, as compared to the same periods in 2011. These variances were driven by a decrease in investment income related to equity options held in a funds withheld portfolio associated with equity-indexed annuity treaties offset by an increase in investment income related to a new coinsurance transaction in the second quarter of 2012. In addition, other revenues for the three months ended June 30, 2012 increased $5.7 million due primarily to the amortization of the deferred profit liability associated with a new coinsurance transaction. Increases and decreases in investment income related to equity options were mostly offset by corresponding increases and decreases in interest credited expense.

Benefits and expenses before certain derivatives decreased by $21.8 million and $56.5 million for the three and six months ended June 30, 2012, as compared to the same periods in 2011, primarily due to a change in the interest credited expense related to equity option income on funds withheld equity-indexed annuity treaties offset by an increase in interest credited related to a new coinsurance transaction in the second quarter of 2012. These changes were mostly offset by corresponding changes in investment income.

The invested asset base supporting this sub-segment increased to $11.6 billion in the second quarter of 2012 from $5.9 billion in the second quarter of 2011. The growth in the asset base was driven primarily by a new fixed annuity coinsurance transaction executed in the second quarter. As of June 30, 2012, $4.3 billion of the invested assets were funds withheld at interest, of which 86.5% is associated with one client.

Financial Reinsurance

U.S. Financial Reinsurance sub-segment income consists primarily of net fees earned on financial reinsurance transactions. The majority of the financial reinsurance business is retroceded to other insurance companies. Additionally, a portion of the business is brokered business in which the Company does not participate in the assumption of risk. The fees earned from financial reinsurance contracts and brokered business are reflected in other revenues, and the fees paid to retrocessionaires are reflected in policy acquisition costs and other insurance expenses.

Income before income taxes increased $2.7 million, or 37.9%, and $2.8 million, or 21.7% for the three and six months ended June 30, 2012, as compared to the same periods in 2011. The increases in the second quarter and first six months of 2012 were primarily related to additional fees from financial reinsurance as compared to the same periods in 2011. At June 30, 2012 and 2011, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures, was $2.1 billion and $1.9 billion, respectively. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and, therefore, can fluctuate from period to period.

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

(dollars in thousands)	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Revenues:
Net premiums	$221,167	$209,717	$439,377	$424,745
Investment income, net of related expenses	46,242	46,083	95,142	92,002
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	--	--	--	--
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	--	--	--	--
Other investment related gains (losses), net	5,625	3,318	14,168	8,876

Total investment related gains (losses), net	5,625	3,318	14,168	8,876
Other revenues	3,205	4,980	3,175	5,002

Total revenues	276,239	264,098	551,862	530,625

Benefits and expenses:
Claims and other policy benefits	184,857	165,860	345,482	344,915
Policy acquisition costs and other insurance expenses	47,476	45,356	97,761	94,222
Other operating expenses	8,876	8,793	18,526	17,487

Total benefits and expenses	241,209	220,009	461,769	456,624

Income before income taxes	$35,030	$44,089	$90,093	$74,001

Income before income taxes decreased $9.1 million, or 20.5%, and increased by $16.1 million, or 21.7%, for the three and six months ended June 30, 2012, as compared to the same periods in 2011. The decrease in the second quarter is primarily due to better traditional individual life mortality experience in the second quarter of 2011 compared to 2012. The increase in income in the first six months of 2012 is primarily due to an increase in net investment related gains of $5.3 million, $6.3 million of income from the recapture of a previously assumed block of individual life business and improved traditional individual life mortality experience. A weaker Canadian dollar resulted in a decrease to income before income taxes of approximately $3.3 million and $3.8 million in the second quarter and first six months of 2012, respectively.

Net premiums increased $11.5 million, or 5.5%, and increased $14.6 million, or 3.4%, for the three and six months ended June 30, 2012, as compared to the same periods in 2011. Premiums increased in the second quarter and first six months of 2012 due to new business from both new and existing treaties. Excluding the impact of foreign exchange, reinsurance in force at June 30, 2012 increased 10.2% compared to June 30, 2011. Also contributing to the increase in net premiums is an increase in premiums from creditor treaties of $12.3 million and $6.2 million for the second quarter and first six months of 2012 compared to the same periods in 2011. Foreign currency exchange fluctuation in the Canadian dollar resulted in a decrease in net premiums of approximately $9.8 million and $13.1 million in the second quarter and first six months of 2012, respectively, as compared to 2011. Premium levels can be significantly influenced by currency fluctuations, large transactions, mix of business and reporting practices of ceding companies and therefore may fluctuate from period to period.

Net investment income increased $0.2 million, or 0.3%, and $3.1 million, or 3.4%, for the three and six months ended June 30, 2012, as compared to the same periods in 2011. Foreign currency exchange fluctuation in the Canadian dollar resulted in a decrease to net investment income of approximately $3.3 million and $3.6 million in the second quarter and first six months of 2012, respectively, as compared to 2011. Investment income and investment related gains and losses are allocated to the segments based upon average assets and related capital levels deemed appropriate to support segment operations. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments. The increase in investment income, excluding the impact of foreign exchange, was mainly the result of a higher investment yield.

Loss ratios for this segment were 83.6% and 79.1% for the second quarter of 2012 and 2011, respectively, and 78.6% and 81.2% for the six months ended June 30, 2012 and 2011, respectively. Excluding creditor business, loss ratios for this segment were 95.5% and 88.9% for the second quarter of 2012 and 2011, respectively, and 89.7% and 93.2% for the six months ended June 30, 2012 and 2011, respectively. Historically, the loss ratio had increased primarily as the result of several large permanent level premium in force blocks assumed in 1997 and 1998. These are mature blocks of permanent level premium business in which claims and policy benefits as a percentage of net premiums are expected to be higher than historical ratios. The nature of permanent level premium policies requires the Company to set up actuarial liabilities and invest the amounts received in excess of early-year claims costs to fund claims in the later years when premiums, by design, continue to be level as compared to expected increasing mortality or claim costs. Excluding creditor business, claims and other policy benefits, as a percentage of net premiums and investment income for this segment were 75.6% and 70.1% in the second quarter of 2012 and 2011, respectively, and 70.5% and 73.3% for the six months ended June 30, 2012 and 2011, respectively. The increase in the loss ratios for the second quarter of 2012, compared to 2011, was due to better than expected traditional individual life mortality experience in the prior quarter compared to the current quarter. The decrease in the loss ratios for the first six months of 2012, compared to 2011, was due to improved traditional individual life mortality experience.

Policy acquisition costs and other insurance expenses as a percentage of net premiums were 21.5% and 21.6% for the second quarter of 2012 and 2011, respectively, and 22.2% for the six months ended June 30, 2012 and 2011. Policy acquisition costs and other insurance expenses as a percentage of net premiums for traditional individual life business were 12.1% and 13.1% for the second quarter of 2012 and 2011, respectively, and 13.4% and 13.0% for the six months ended June 30, 2012 and 2011, respectively. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels and product mix. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary.

Other operating expenses increased by $0.1 million, or 0.9%, and $1.0 million, or 5.9%, for the three and six months ended June 30, 2012, as compared to the same periods in 2011. Other operating expenses as a percentage of net premiums were 4.0% and 4.2% for the second quarter of 2012 and 2011, respectively, and 4.2% and 4.1% for the six months ended June 30, 2012 and 2011, respectively.

Europe & South Africa Operations

The Europe & South Africa segment includes operations in the United Kingdom (“UK”), South Africa, France, Germany, India, Italy, Mexico, the Netherlands, Poland, Spain and the United Arab Emirates. The segment provides reinsurance for a variety of life and health products through yearly renewable term and coinsurance agreements, critical illness coverage and longevity risk related to payout annuities. Reinsurance agreements may be facultative or automatic agreements covering primarily individual risks and, in some markets, group risks.

(dollars in thousands)	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Revenues:
Net premiums	$310,075	$283,019	$602,846	$552,139
Investment income, net of related expenses	11,248	10,865	22,579	21,400
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	-	-	-	-
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	-	-	-	-
Other investment related gains (losses), net	1,156	756	3,138	1,049

Total investment related gains (losses), net	1,156	756	3,138	1,049
Other revenues	1,464	1,745	3,717	2,800

Total revenues	323,943	296,385	632,280	577,388

Benefits and expenses:
Claims and other policy benefits	263,992	242,973	525,476	459,905
Policy acquisition costs and other insurance expenses	13,550	14,360	28,602	30,884
Other operating expenses	26,810	26,527	52,005	51,539

Total benefits and expenses	304,352	283,860	606,083	542,328

Income before income taxes	$19,591	$12,525	$26,197	$35,060

Income before income taxes increased $7.1 million, or 56.4% and decreased $8.9 million, or 25.3%, for the three and six months ended June 30, 2012, as compared to the same periods in 2011. The increase in income before income taxes for the second quarter was primarily due to an increase in net premiums in the UK, India, Italy, Mexico, Spain and France partially offset by unfavorable claims experience in the UK. The decrease in income before income taxes for the first six months was primarily due to unfavorable claims experience mainly in the UK, India and France. Unfavorable foreign currency exchange fluctuations resulted in a decrease to income before income taxes totaling approximately $1.8 million and $2.6 million for the second quarter and first six months of 2012, respectively, as compared to the same periods in 2011.

Net premiums increased $27.1 million, or 9.6%, and $50.7 million, or 9.2%, for the three and six months ended June 30, 2012, as compared to the same periods in 2011. Net premiums increased as a result of new business from both new and existing treaties including an increase associated with reinsurance of longevity risk in the UK of $6.2 million and $16.0 million for the three and six months of 2012, respectively. During 2012, there were unfavorable foreign currency exchange fluctuations, particularly with the British pound, the euro and the South African rand weakening against the U.S. dollar when compared to the same periods in 2011, which decreased net premiums by approximately $23.0 million and $34.4 million in the second quarter and first six months of 2012, respectively, as compared to the same periods in 2011.

A portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage, primarily in the UK. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Net premiums earned from this coverage totaled $62.0 million and $63.3 million in the second quarter of 2012 and 2011, respectively, and $123.5 million and $123.6 million for the six months ended June 30, 2012 and 2011, respectively. Premium levels can be significantly influenced by currency fluctuations, large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.

Net investment income increased $0.4 million, or 3.5%, and $1.2 million, or 5.5%, for the three and six months ended June 30, 2012, as compared to the same periods in 2011. These increases were primarily due to growth of 28.4% in the invested asset base partially offset by a lower investment yield. Foreign currency exchange fluctuations resulted in a decrease in net investment income of approximately $0.9 million and $1.4 million in the second quarter and first six months of 2012, respectively. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support segment operations.

Loss ratios were 85.1% and 85.9% for the second quarter of 2012 and 2011, respectively, and 87.2% and 83.3% for the six months ended June 30, 2012 and 2011, respectively. The increase in the loss ratio for the first six months of 2012 was due to unfavorable claims experience, primarily from UK critical illness and mortality coverages. Although reasonably predictable over a period of years, claims can be volatile over shorter periods. Management views recent experience as normal short-term volatility that is inherent in the business.

Policy acquisition costs and other insurance expenses as a percentage of net premiums were 4.4% and 5.1% for the second quarter of 2012 and 2011, respectively, and 4.7% and 5.6% for the six months ended June 30, 2012 and 2011, respectively. These percentages fluctuate due to timing of client company reporting, variations in the mixture of business being reinsured and the relative maturity of the business. In addition, as the segment grows, renewal premiums, which generally have lower allowances than first-year premiums, represent a greater percentage of the total net premiums.

Other operating expenses increased $0.3 million, or 1.1%, and $0.5 million, or 0.9%, for the three and six months ended June 30, 2012, as compared to the same periods in 2011. Other operating expenses as a percentage of net premiums totaled 8.6% and 9.4% for the second quarter of 2012 and 2011, respectively, and 8.6% and 9.3% for the six months ended June 30, 2012 and 2011, respectively.

While concerns continue in 2012 relating to the euro area sovereign debt situation and economies, approximately 80.4% of revenues for the segment were earned outside of the eurozone for the second quarter of 2012. Approximately 13.1% of the segment’s revenues were earned in Spain, Italy and Portugal over the same period.

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

(dollars in thousands)	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Revenues:
Net premiums	$331,945	$316,356	$657,295	$627,873
Investment income, net of related expenses	20,711	21,756	43,289	41,699
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	--	--	--	--
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	--	--	--	--
Other investment related gains (losses), net	968	1,079	5,317	641

Total investment related gains (losses), net	968	1,079	5,317	641
Other revenues	24,109	7,283	31,517	15,775

Total revenues	377,733	346,474	737,418	685,988

Benefits and expenses:
Claims and other policy benefits	236,733	267,362	485,353	515,292
Interest credited	216	615	454	615
Policy acquisition costs and other insurance expenses	89,996	48,082	140,843	92,563
Other operating expenses	26,929	26,089	54,842	51,216

Total benefits and expenses	353,874	342,148	681,492	659,686

Income before income taxes	$23,859	$4,326	$55,926	$26,302

Income before income taxes increased $19.5 million, or 451.5%, and increased $29.6 million, or 112.6%, for the three and six months ended June 30, 2012, as compared to the same periods in 2011. The increase in income before income taxes for the second quarter is primarily attributable to an increase in net premiums in Australia, Hong Kong, Southeast Asia and Korea and favorable claims experience in Australia, Japan and Taiwan. The increase in income for the first six months was primarily attributable to an increase in net premiums in Australia, Hong Kong, Southeast Asia, Korea and Taiwan and favorable claims experience in Australia, Hong Kong and Japan. Additionally, foreign currency exchange fluctuations resulted in a decrease to income before income taxes totaling approximately $0.1 million and an increase totaling approximately $0.8 million for the second quarter and first six months of 2012, respectively.

Net premiums increased $15.6 million, or 4.9%, and $29.4 million, or 4.7%, for the three and six months ended June 30, 2012, as compared to the same periods in 2011. Premiums in the second quarter and first six months of 2012 increased throughout the segment primarily due to new treaties and increased production under existing treaties. Unfavorable changes in Asia Pacific segment currencies resulted in a decrease in net premiums of approximately $13.0 million and $3.2 million for the second quarter and first six months of 2012, respectively, as compared to the same periods in 2011.

A portion of net premiums relates to reinsurance of critical illness coverage. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Reinsurance of critical illness in the Asia Pacific operations is offered primarily in South Korea, Australia and Hong Kong. Net premiums earned from this coverage totaled $46.7 million and $41.0 million in the second quarter of 2012 and 2011, respectively and $87.0 million and $86.6 million for the first six months of 2012 and 2011, respectively. Premium levels can be significantly influenced by currency fluctuations, large transactions and reporting practices of ceding companies and can fluctuate from period to period.

Net investment income decreased $1.0 million, or 4.8%, and increased by $1.6 million, or 3.8%, for the three and six months ended June 30, 2012, as compared to the same periods in 2011. The decrease in the second quarter was primarily due to lower investment yields. The increase in the first six months was primarily due to growth in average asset levels. Foreign currency exchange fluctuations resulted in a decrease in net investment income of approximately $0.7 million and an increase of approximately $0.2 million in the second quarter and first six months of 2012, respectively. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support segment operations. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.

Other revenues increased $16.8 million, or 231.0%, and $15.7 million, or 99.8%, for the three and six months ended June 30, 2012, as compared to the same periods in 2011. The primary source of other revenues is fees from financial reinsurance treaties in Japan. The increase in other revenues for the second quarter included a transaction with a client in Australia which resulted in a one-time fee income amount of $12.2 million. The transaction did not have a significant impact on income before taxes because the amount is offset by additional amortization of deferred acquisition costs, net of the release of reserves. Other revenues for the second quarter and first six months of 2012 also reflected fees from two new financial reinsurance treaties in Japan. At June 30, 2012 and 2011, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures was $2.5 billion and $1.7 billion, respectively. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and, therefore, can fluctuate from period to period.

Loss ratios for this segment were 71.3% and 84.5% for the second quarter of 2012 and 2011, respectively, and 73.8% and 82.1% for the six months ended June 30, 2012 and 2011, respectively. The decrease in the loss ratios for the second quarter and first six months of 2012, compared to 2011, was due to the release of reserves related to the aforementioned transaction with a client in Australia and favorable claims experience in Australia and Japan. Although reasonably predictable over a period of years, claims can be volatile over shorter periods. Management views recent experience as normal short-term volatility that is inherent in the business. Loss ratios will fluctuate due to timing of client company reporting, variations in the mixture of business and the relative maturity of the business.

Policy acquisition costs and other insurance expenses as a percentage of net premiums were 27.1% and 15.2% for the second quarter of 2012 and 2011, respectively, and 21.4% and 14.7% for the six months ended June 30, 2012 and 2011, respectively. The increase in the ratios for the second quarter and first six months of 2012, compared to 2011, was due to additional amortization of deferred acquisition costs which largely offsets the one-time fee related to the aforementioned transaction with a client in Australia. The ratio of policy acquisition costs and other insurance expenses as a percentage of net premiums should generally decline as the business matures; however, the percentage does fluctuate periodically due to timing of client company reporting and variations in the mixture of business.

Other operating expenses increased $0.8 million, or 3.2%, and $3.6 million, or 7.1%, for the three and six months ended June 30, 2012, as compared to the same periods in 2011. Other operating expenses as a percentage of net premiums totaled 8.1% and 8.2% for the second quarter of 2012 and 2011, and 8.3% and 8.2% for the six months ended June 30, 2012 and 2011, respectively. The timing of premium flows and the level of costs associated with the entrance into and development of new markets in the growing Asia Pacific segment may cause other operating expenses as a percentage of net premiums to fluctuate over time.

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

(dollars in thousands)	For the three months ended		For the six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Net premiums	$1,719	$2,288	$3,767	$4,375
Investment income, net of related expenses	20,345	27,717	36,618	54,317
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(137)	618	(1,714)	(386)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	-	(1,773)	(1,314)	(1,773)
Other investment related gains (losses), net	2,900	9,852	7,057	15,754

Total investment related gains (losses), net	2,763	8,697	4,029	13,595
Other revenues	2,790	3,001	8,386	11,581

Total revenues	27,617	41,703	52,800	83,868

Benefits and expenses:
Claims and other policy benefits	(45)	381	12	690
Interest credited	-	-	-	-
Policy acquisition costs and other insurance expenses (income)	(13,342)	(12,603)	(27,212)	(25,297)
Other operating expenses	17,940	13,054	36,365	35,070
Interest expense	23,360	25,818	46,682	50,387
Collateral finance facility expense	2,878	3,101	5,845	6,303

Total benefits and expenses	30,791	29,751	61,692	67,153

Income (loss) before income taxes	$(3,174)	$11,952	$(8,892)	$16,715

Income before income taxes decreased $15.1 million, or 126.6%, and $25.6 million, or 153.2% for the three and six months ended June 30, 2012, as compared to the same periods in 2011. The decrease for the second quarter was primarily due to a $7.4 million decrease in investment income and a $5.9 million decrease in investment related gains. The decrease for the first six months is primarily due to a $17.7 million decrease in investment income and a $9.6 million decrease in investment related gains.

Total revenues decreased $14.1 million, or 33.8%, and $31.1 million, or 37.0%, for the three and six months ended June 30, 2012, as compared to the same periods in 2011. The decrease for the second quarter was primarily due to a $7.4 million decrease in investment income, due to a lower invested asset base and lower investment yields, and a $5.9 million decrease in investment related gains. The decrease in revenues for the first six months was largely due to a $17.7 million decrease in investment income due to a lower invested asset base and lower investment yields. Additionally, there was a $9.6 million decrease in investment related gains.

Total benefits and expenses increased $1.0 million, or 3.5%, and decreased $5.5 million, or 8.1%, for the three and six months ended June 30, 2012, as compared to the same periods in 2011. The increase for the second quarter was primarily due to an increase in other operating expenses of $4.9 million caused by an increase in employee compensation partially offset by a decrease in interest expense of $2.5 million due to debt that matured in 2011 being replaced by debt issued at a lower interest rate. The decrease for the first six months was primarily due to a decrease in interest expense of $3.7 million due to the previously mentioned debt activity in 2011 and an increase in policy acquisition costs and other insurance income of $1.9 million.

Liquidity and Capital Resources

Current Market Environment

The current low interest rate environment is negatively affecting the Company’s earnings. Investment yield, excluding funds withheld and invested assets associated with a large fixed annuity transaction executed in the second quarter of 2012, has decreased 30 basis points for the six months ended June 30, 2012 as compared to the same period in 2011. In addition, the Company’s insurance liabilities, in particular its annuity products, are sensitive to changing market factors. Results of operations in the first six months of 2012 compared to the same period in 2011 are unfavorable, largely due to changes in the value of embedded derivatives. While the results for both periods reflect tightening credit spreads, the impact of credit spread movements was much greater in the second quarter and first six months months of 2011 compared to 2012. There has been a continued increase in gross unrealized gains on fixed maturity and equity securities available-for-sale, which were $2,487.0 million and $1,349.8 million at June 30, 2012 and 2011, respectively. Gross unrealized losses have not been as volatile, totaling $196.3 million and $233.8 million at June 30, 2012 and 2011, respectively. The increase in the gross unrealized gains is primarily due to lower interest rates.

The Company continues to be in a position to hold its investment securities until recovery, provided it remains comfortable with the credit of the issuers. As indicated above, gross unrealized gains on investment securities of $2,487.0 million are well in excess of gross unrealized losses of $196.3 million as of June 30, 2012. Historically low interest rates continued to put pressure on the Company’s investment yield. In January 2012, U.S. Federal Reserve officials indicated that economic conditions in the U.S. would likely warrant exceptionally low federal funds rate through 2014. The Company does not rely on short-term funding or commercial paper and to date it has experienced no liquidity pressure, nor does it anticipate such pressure in the foreseeable future.

The Company projects its reserves to be sufficient and it would not expect to write down deferred acquisition costs or be required to take any actions to augment capital, even if interest rates remain at current levels for the next five years. While the Company has felt the pressures of sustained low interest rates and volatile equity markets and may continue to do so, management believes its business is not overly sensitive to these risks due to its relatively lower levels of asset leverage compared to direct life insurance companies. Although management believes the Company’s current capital base is adequate to support its business at current operating levels, it continues to monitor new business opportunities and any associated new capital needs that could arise from the changing financial landscape.

The Holding Company

RGA is an insurance holding company whose primary uses of liquidity include, but are not limited to, the immediate capital needs of its operating companies, dividends paid to its shareholders, repurchase of common stock and interest payments on its indebtedness. RGA recognized interest expense of $65.6 million and $53.2 million for the six months ended June 30, 2012 and 2011, respectively. RGA made capital contributions to subsidiaries of $0.8 million and $1.5 million for the six months ended June 30, 2012 and 2011, respectively. Dividends to shareholders were $26.5 million and $17.7 million for the six months ended June 30, 2012 and 2011, respectively. There were no principal payments on RGA’s debt for the six months ended June 30, 2012 and 2011. The primary sources of RGA’s liquidity include proceeds from its capital raising efforts, interest income on undeployed corporate investments, interest income received on surplus notes with RGA Reinsurance, Reinsurance Company of Missouri, Incorporated (“RCM”) and Rockwood Re and dividends from operating subsidiaries. RGA recognized interest and dividend income of $40.8 million and $25.0 million for the six months ended June 30, 2012 and 2011, respectively. There was no issuance of unaffiliated or affiliated long-term debt for the six months ended June 30, 2012. Net proceeds from unaffiliated long-term issuance were $400.0 million for the six months ended 2011. There was no issuance of affiliated long-term debt for the six months ended 2011. As the Company continues its business operations, RGA will continue to be dependent upon these sources of liquidity. As of June 30, 2012 and December 31, 2011, RGA held $565.8 million and $583.6 million, respectively, of cash and cash equivalents, short-term and other investments and fixed maturity investments.

RGA established an intercompany revolving credit facility where certain subsidiaries can lend to or borrow from each other and from RGA in order to manage capital and liquidity more efficiently. The intercompany revolving credit facility, which is a series of demand loans among RGA and its affiliates, is permitted under applicable insurance laws and has been approved by the Missouri Department of Insurance. This facility reduces overall borrowing costs by allowing RGA and its operating companies to access internal cash resources instead of incurring third-party transaction costs. The statutory borrowing and lending limit for RGA’s Missouri-domiciled insurance subsidiaries is currently the lesser of 3% of the insurance company’s admitted assets and 25% of its surplus, in both cases, as of its most recent year-end. There were no amounts outstanding under the intercompany revolving credit facility as of June 30, 2012 and December 31, 2011.

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

In July 2012, the quarterly dividend was increased to $0.24 per share from $0.18 per share. All future payments of dividends are at the discretion of RGA’s board of directors and will depend on the Company’s earnings, capital requirements, insurance regulatory conditions, operating conditions, and other such factors as the board of directors may deem relevant. The amount of dividends that RGA can pay will depend in part on the operations of its reinsurance subsidiaries.

Cash Flows

The Company’s net cash flows provided by operating activities for the six months ended June 30, 2012 and 2011 were $818.3 million and $537.8 million, respectively. Cash flows from operating activities are affected by the timing of premiums received, claims paid, and working capital changes. The Company believes the short-term cash requirements of its business operations will be sufficiently met by the positive cash flows generated. Additionally, the Company believes it maintains a high quality fixed maturity portfolio that can be sold, if necessary, to meet the Company’s short- and long-term obligations.

Net cash used in investing activities for the six months ended June 30, 2012 and 2011 was $784.8 million and $497.2 million, respectively. Cash flows from investing activities primarily reflect the sales, maturities and purchases of fixed maturity securities related to the management of the Company’s investment portfolios and the investment of excess cash generated by operating and financing activities. Cash flows from investing activities also include the investment activity related to mortgage loans, policy loans, funds withheld at interest, short-term investments and other invested assets.

Net cash (used in) provided by financing activities for the six months ended June 30, 2012 and 2011 was $(40.8) million and $191.0 million, respectively. Cash flows from financing activities primarily reflects the Company’s capital management efforts, treasury stock activity, dividends to stockholders, changes in collateral for derivative positions and the activity related to universal life and other investment type policies and contracts.

Debt

Certain of the Company’s debt agreements contain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of consolidated net worth, maximum ratios of debt to capitalization and change of control provisions. The Company is required to maintain a minimum consolidated net worth, as defined in the debt agreements, of $2.8 billion, calculated as of the last day of each fiscal quarter. Also, consolidated indebtedness, calculated as of the last day of each fiscal quarter, cannot exceed 35% of the sum of the Company’s consolidated indebtedness plus adjusted consolidated net worth. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the various agreements. Additionally, the Company’s debt agreements contain cross-default covenants, which would make outstanding borrowings immediately payable in the event of a material uncured covenant default under any of the agreements, including, but not limited to, non-payment of indebtedness when due for an amount in excess of $100.0 million, bankruptcy proceedings, or any other event which results in the acceleration of the maturity of indebtedness. As of June 30, 2012 and December 31, 2011, the Company had $1,415.0 million and $1,414.7 million, respectively, in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, and the Company’s ability to raise additional funds.

The Company enters into derivative agreements with counterparties that reference either RGA’s debt rating or certain subsidiary financial strength ratings. If either rating is downgraded in the future, it could trigger certain terms in the Company’s derivative agreements, which could negatively affect overall liquidity. For the most restrictive of the Company’s derivative agreements, there is a termination event should the long-term senior debt ratings drop below either BBB+ (S&P) or Baa1 (Moody’s) or the financial strength ratings drop below either A- (S&P) or A3 (Moody’s).

The Company maintains a syndicated revolving credit facility with an overall capacity of $850.0 million which is scheduled to mature in December 2015. The Company may borrow cash and may obtain letters of credit in multiple currencies under this facility. As of June 30, 2012, the Company had no cash borrowings outstanding and $263.3 million in issued, but undrawn, letters of credit under this facility. As of June 30, 2012 and December 31, 2011, the average interest rate on long-term debt outstanding was 5.94%.

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

Timberlake Financial relies primarily upon the receipt of interest and principal payments on a surplus note and dividend payments from its wholly-owned subsidiary, Timberlake Re, a South Carolina captive insurance company, to make payments of interest and principal on the notes. The ability of Timberlake Re to make interest and principal payments on the surplus note and dividend payments to Timberlake Financial is contingent upon the South Carolina Department of Insurance’s regulatory approval. Since Timberlake Re’s capital and surplus fell below $35.0 million, it has been required, since the second quarter of 2011, to request approval on a quarterly rather than annual basis and provide additional scenario testing results. Approval to pay interest on the surplus note was granted through September 28, 2012. As of June 30, 2012, Timberlake Re’s surplus totaled $29.0 million. Management expects capital and surplus to remain below $35.0 million through 2012. Reserve decreases and statutory profits are expected to increase capital and surplus above $35.0 million by year-end 2014.

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

The Company’s liquidity position (cash and cash equivalents and short-term investments) was $1,007.3 million and $1,051.4 million at June 30, 2012 and December 31, 2011, respectively. Cash and cash equivalents includes cash collateral received from derivative counterparties of $226.4 million and $241.5 million as of June 30, 2012 and December 31, 2011, respectively. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in other liabilities in the Company’s condensed consolidated balance sheets. Liquidity needs are determined from valuation analyses conducted by operational units and are driven by product portfolios. Periodic evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.

The Company periodically sells investment securities under agreements to repurchase the same securities. These arrangements are used for purposes of short-term financing. There were no securities subject to these agreements outstanding at June 30, 2012 or December 31, 2011. The book value of securities subject to these agreements, if any, is included in fixed maturity securities while the repurchase obligations would be reported in other liabilities in the condensed consolidated balance sheets. The Company also occasionally enters into arrangements to purchase securities under agreements to resell the same securities. Amounts outstanding, if any, are reported in cash and cash equivalents on the Company’s condensed consolidated balance sheets. These agreements are primarily used as yield enhancement alternatives to other cash equivalent investments. There were no amounts outstanding at June 30, 2012 or December 31, 2011. The Company sometimes participates in a securities borrowing program whereby securities, which are not reflected on the Company’s condensed consolidated balance sheets, are borrowed from a third party. The Company is required to maintain a minimum of 100% of the market value of the borrowed securities as collateral. The Company had borrowed securities with an amortized cost and estimated fair value of $237.5 million and $150.0 million as of June 30, 2012 and December 31, 2011. The borrowed securities are used to provide collateral under an affiliated reinsurance transaction.

RGA Reinsurance is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and holds $18.9 million of common stock in the FHLB, which is included in other invested assets on the Company’s condensed consolidated balance sheets. RGA Reinsurance occasionally enters into traditional funding agreements with the FHLB, and had no outstanding traditional funding agreements with the FHLB at June 30, 2012 and December 31, 2011. The Company’s had no traditional funding agreements during the first six months of 2012. The Company’s average outstanding balance of traditional funding agreements was $80.9 million and $46.8 million during the second quarter and first six months of 2011. Interest on traditional funding agreements with the FHLB is reflected in interest expense on the Company’s condensed consolidated statements of income.

In addition, RGA Reinsurance has also entered into funding agreements with the FHLB under guaranteed investment contracts whereby RGA Reinsurance has issued the funding agreements in exchange for cash and for which the FHLB has been granted a blanket lien on RGA Reinsurance’s commercial and residential mortgage-backed securities and commercial mortgage loans used to collateralize RGA Reinsurance’s obligations under the funding agreements. RGA Reinsurance maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreements represented by this blanket lien provide that upon any event of default by RGA Reinsurance, the FHLB’s recovery is limited to the amount of RGA Reinsurance’s liability under the outstanding funding agreements. The amount of the Company’s liability for the funding agreements with the FHLB under guaranteed investment contracts was $200.0 million and $197.7 million at June 30, 2012 and December 31, 2011, respectively, which is included in interest sensitive contract liabilities. The advances on these agreements are collateralized primarily by commercial and residential mortgage-backed securities and commercial mortgage loans.

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

Investments

The Company had total cash and invested assets of $32.5 billion and $25.9 billion at June 30, 2012 and December 31, 2011, respectively, as illustrated below (dollars in thousands):

	June 30, 2012	December 31, 2011
Fixed maturity securities, available-for-sale	$17,244,192	$16,200,950
Mortgage loans on real estate	1,157,049	991,731
Policy loans	1,250,238	1,260,400
Funds withheld at interest	5,457,888	5,410,424
Short-term investments	49,981	88,566
Investment receivable	5,406,898	-
Other invested assets	940,605	1,012,541
Cash and cash equivalents	957,341	962,870

Total cash and invested assets	$32,464,192	$25,927,482

The following table presents consolidated average invested assets at amortized cost, net investment income and investment yield, excluding funds withheld at interest and the investment receivable associated with the annuity coinsurance transaction executed in the second quarter of 2012. Funds withheld at interest assets and investment receivable are primarily associated with the reinsurance of annuity contracts on which the Company earns a spread. Fluctuations in the yield on funds withheld assets and investment receivable are substantially offset by a corresponding adjustment to the interest credited on the liabilities (dollars in thousands).

	Three months ended June 30,			Six months ended June 30,
	2012	2011	Increase/ (Decrease)	2012	2011	Increase/ (Decrease)
Average invested assets at amortized cost	$18,584,971	$17,446,168	6.5%	$18,351,827	$16,992,394	8.0%
Net investment income	230,383	228,728	0.7%	457,753	448,636	2.0%
Investment yield (ratio of net investment income to average invested assets)	5.05%	5.35%	(30) bps	5.05%	5.35%	(30) bps

The investment yield including the previously mentioned investment receivable would be 4.54% and 4.66% for the second quarter and first six months of 2012, respectively. The current low U.S. interest rate environment is negatively affecting the Company’s earnings. Investment yield decreased for the three months ended June 30, 2012 due primarily to slightly lower yields on several asset classes including fixed maturity securities, mortgage loans and policy loans. The lower yields are due primarily to a lower interest rate environment which decreases the yield on new investment purchases. All investments held by RGA and its subsidiaries are monitored for conformance with the qualitative and quantitative limits prescribed by the applicable jurisdiction’s insurance laws and regulations. In addition, the operating companies’ boards of directors periodically review their respective investment portfolios. The Company’s investment strategy is to maintain a predominantly investment-grade, fixed maturity portfolio, to provide adequate liquidity for expected reinsurance obligations, and to balance income and total return objectives while maintaining prudent asset management. The Company’s duration needs differ between operating segments. Based on Canadian reserve requirements, the Canadian liabilities are matched with long-duration Canadian assets and the duration of the Canadian portfolio exceeds twenty years. The average duration for all the Company’s portfolios, when consolidated, ranges between eight and ten years. See Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements of the DAC Current Report for additional information regarding the Company’s investments.

Fixed Maturity and Equity Securities Available-for-Sale

See “Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for tables that provide the amortized cost, unrealized gains and losses, estimated fair value of fixed maturity and equity securities, and other-than-temporary impairments in AOCI by sector as of June 30, 2012 and December 31, 2011.

The Company’s fixed maturity securities are invested primarily in corporate bonds, mortgage- and asset-backed securities, and U.S. and Canadian government securities. As of June 30, 2012 and December 31, 2011, approximately 95.6% and 95.5%, respectively, of the Company’s consolidated investment portfolio of fixed maturity securities were investment grade.

Important factors in the selection of investments include diversification, quality, yield, total rate of return potential and call protection. The relative importance of these factors is determined by market conditions and the underlying product or portfolio characteristics. Cash equivalents are primarily invested in high-grade money market instruments. The largest asset class in which fixed maturity securities were invested was corporate securities, which represented approximately 48.7% and 46.0% of total fixed maturity securities as of June 30, 2012 and December 31, 2011, respectively. See “Corporate Fixed Maturity Securities” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables showing the major industry types, which comprise the corporate fixed maturity holdings at June 30, 2012 and December 31, 2011.

The creditworthiness of Greece, Ireland, Italy, Portugal and Spain, commonly referred to as “Europe’s peripheral region,” is under ongoing stress and uncertainty due to high debt levels and economic weakness. The Company did not have exposure to sovereign fixed maturity securities, which includes global government agencies, from Europe’s peripheral region as of June 30, 2012 and December 31, 2011. In addition, the Company did not purchase or sell credit protection, through credit default swaps, referenced to sovereign entities of Europe’s peripheral region. The tables below show the Company’s exposure to sovereign fixed maturity securities originated in countries other than Europe’s peripheral region, included in “Other foreign government, supranational and foreign government-sponsored enterprises,” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements, as of June 30, 2012 and December 31, 2011 (dollars in thousands):

June 30, 2012:	Amortized Cost	Estimated Fair Value	% of Total
Australia	$475,097	$490,913	37.2%
Japan	214,420	220,390	16.7
United Kingdom	124,547	136,672	10.3
South Africa	66,353	68,691	5.2
New Zealand	52,684	53,231	4.0
Cayman Islands	48,133	53,013	4.0
Germany	40,406	42,863	3.2
Other	236,277	256,300	19.4

Total	$1,257,917	$1,322,073	100.0%

December 31, 2011:	Amortized Cost	Estimated Fair Value	% of Total
Australia	$437,713	$446,694	39.1%
Japan	214,994	219,276	19.2
United Kingdom	118,618	130,106	11.4
Germany	72,926	75,741	6.6
New Zealand	51,547	51,544	4.5
South Africa	37,624	38,528	3.4
South Korea	30,592	32,025	2.8
Other	139,927	148,792	13.0

Total	$1,103,941	$1,142,706	100.0%

The tables below show the Company’s exposure to non-sovereign fixed maturity securities and equity securities, based on the security’s country of issuance, from Europe’s peripheral region as of June 30, 2012 and December 31, 2011 (dollars in thousands):

June 30, 2012:	Amortized Cost	Estimated Fair Value	% of Total
Financial institutions:
Ireland	$3,477	$3,864	6.1%
Spain	23,486	20,865	32.9

Total financial institutions	26,963	24,729	39.0

Other:
Ireland	12,476	13,042	20.6
Italy	3,544	3,438	5.4
Spain	24,420	22,148	35.0

Total other	40,440	38,628	61.0

Total	$67,403	$63,357	100.0%

December 31, 2011:	Amortized Cost	Estimated Fair Value	% of Total
Financial institutions:
Ireland	$4,084	$4,397	5.9%
Spain	25,565	20,378	27.6

Total financial institutions	29,649	24,775	33.5

Other:
Ireland	12,474	13,149	17.8
Italy	2,898	2,808	3.8
Spain	34,459	33,137	44.9

Total other	49,831	49,094	66.5

Total	$79,480	$73,869	100.0%

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

The quality of the Company’s available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity security portfolio, at June 30, 2012 and December 31, 2011 was as follows (dollars in thousands):

		June 30, 2012			December 31, 2011
NAIC Designation	Rating Agency Designation	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
1	AAA/AA/A	$10,477,317	$12,506,331	72.5%	$10,087,612	$11,943,633	73.7%
2	BBB	3,667,640	3,974,486	23.1	3,283,937	3,522,411	21.8
3	BB	421,128	428,875	2.5	446,610	436,001	2.7
4	B	269,970	248,850	1.4	244,645	210,222	1.3
5	CCC and lower	89,665	64,812	0.4	95,128	71,410	0.4
6	In or near default	31,445	20,838	0.1	24,948	17,273	0.1

	Total	$14,957,165	$17,244,192	100.0%	$14,182,880	$16,200,950	100.0%

The Company’s fixed maturity portfolio includes structured securities. The following table shows the types of structured securities the Company held at June 30, 2012 and December 31, 2011 (dollars in thousands):

	June 30, 2012		December 31, 2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Residential mortgage-backed securities:
Agency	$511,985	$571,821	$561,156	$619,010
Non-agency	495,808	506,741	606,109	608,224

Total residential mortgage-backed securities	1,007,793	1,078,562	1,167,265	1,227,234
Commercial mortgage-backed securities	1,308,668	1,348,047	1,233,958	1,242,219
Asset-backed securities	469,616	441,051	443,974	401,991

Total	$2,786,077	$2,867,660	$2,845,197	$2,871,444

The residential mortgage-backed securities include agency-issued pass-through securities and collateralized mortgage obligations. A majority of the agency-issued pass-through securities are guaranteed or otherwise supported by the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, or the Government National Mortgage Association. The weighted average credit rating was “AA+” as of June 30, 2012 and “AA” as of December 31, 2011. The principal risks inherent in holding mortgage-backed securities are prepayment and extension risks, which will affect the timing of when cash will be received and are dependent on the level of mortgage interest rates. Prepayment risk is the unexpected increase in principal payments, primarily as a result of owner refinancing. Extension risk relates to the unexpected slowdown in principal payments. In addition, mortgage-backed securities face default risk should the borrower be unable to pay the contractual interest or principal on their obligation. The Company monitors its mortgage-backed securities to mitigate exposure to the cash flow uncertainties associated with these risks.

As of June 30, 2012 and December 31, 2011, the Company had exposure to commercial mortgage-backed securities with amortized costs totaling $1,641.3 million and $1,595.1 million, and estimated fair values of $1,697.4 million and $1,615.9 million, respectively. Those amounts include exposure to commercial mortgage-backed securities held directly in the Company’s investment portfolios within fixed maturity securities, as well as securities held by ceding companies that support the Company’s funds withheld at interest investment. The securities are generally highly rated with weighted average S&P credit ratings of approximately “A+” at both June 30, 2012 and December 31, 2011. Approximately 34.6% and 40.2%, based on estimated fair value, were classified in the “AAA” category at June 30, 2012 and December 31, 2011, respectively. The Company recorded $12.1 million of other-than-temporary impairments in its direct investments in commercial mortgage-backed securities for the first six months ended June 30, 2012. The Company recorded $2.3 million and $2.7 million of other-than-temporary impairments in its direct investments in commercial mortgage-backed securities for the second quarter and first six months ended June 30, 2011, respectively. The following tables summarize the commercial mortgage-backed securities by rating and underwriting year at June 30, 2012 and December 31, 2011 (dollars in thousands):

June 30, 2012:	AAA		AA		A
Underwriting Year	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
2005 & Prior	$70,446	$76,457	$153,178	$162,467	$84,719	$83,838
2006	240,958	264,432	61,474	67,147	63,307	66,402
2007	166,347	181,013	13,093	15,362	105,024	114,127
2008	8,757	8,750	43,657	56,075	23,613	27,928
2009	1,636	1,721	17,268	19,393	3,436	5,192
2010	27,960	29,298	46,949	52,726	13,248	14,154
2011	21,139	21,244	16,050	18,173	7,475	7,938
2012	5,132	5,179	17,298	17,466	1,499	1,501

Total	$542,375	$588,094	$368,967	$408,809	$302,321	$321,080

	BBB		Below Investment Grade		Total
Underwriting Year	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
2005 & Prior	$56,847	$55,405	$28,855	$21,646	$394,045	$399,813
2006	44,298	39,512	47,361	41,039	457,398	478,532
2007	103,035	112,915	114,312	81,467	501,811	504,884
2008	--	--	22,011	15,389	98,038	108,142
2009	3,767	4,759	--	--	26,107	31,065
2010	--	--	--	--	88,157	96,178
2011	--	--	--	--	44,664	47,355
2012	--	--	7,117	7,286	31,046	31,432

Total	$207,947	$212,591	$219,656	$166,827	$1,641,266	$1,697,401

December 31, 2011:	AAA		AA		A
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
Underwriting Year	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
2005 & Prior	$92,275	$98,213	$130,890	$143,609	$32,504	$31,187
2006	260,765	277,959	52,883	59,727	52,805	55,074
2007	201,228	214,510	23,565	18,700	116,898	122,945
2008	8,975	9,053	48,818	59,536	17,012	19,237
2009	1,664	1,709	12,367	13,684	7,060	9,515
2010	27,946	28,872	49,323	53,480	19,434	20,727
2011	20,047	20,002	11,146	12,079	7,563	7,594

Total	$612,900	$650,318	$328,992	$360,815	$253,276	$266,279

	BBB		Below Investment Grade		Total
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
Underwriting Year	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
2005 & Prior	$24,750	$24,295	$52,475	$40,753	$332,894	$338,057
2006	27,995	26,563	53,205	43,559	447,653	462,882
2007	102,604	108,047	113,946	77,718	558,241	541,920
2008	--	--	24,916	17,554	99,721	105,380
2009	--	--	--	--	21,091	24,908
2010	--	--	--	--	96,703	103,079
2011	--	--	--	--	38,756	39,675

Total	$155,349	$158,905	$244,542	$179,584	$1,595,059	$1,615,901

Asset-backed securities include credit card and automobile receivables, sub-prime mortgage-backed securities, home equity loans, manufactured housing bonds and collateralized debt obligations. The Company’s asset-backed securities are diversified by issuer and contain both floating and fixed rate securities and had a weighted average credit rating of “AA-” at June 30, 2012 and December 31, 2011. The Company owns floating rate securities that represent approximately 14.7% and 15.2% of the total fixed maturity securities at June 30, 2012 and December 31, 2011, respectively. These investments have a higher degree of income variability than the other fixed income holdings in the portfolio due to the floating rate nature of the interest payments. The Company holds these investments to match specific floating rate liabilities primarily reflected in the consolidated balance sheets as collateral finance facility. In addition to the risks associated with floating rate securities, principal risks in holding asset-backed securities are structural, credit and capital market risks. Structural risks include the securities’ cash flow priority in the capital structure and the inherent prepayment sensitivity of the underlying collateral. Credit risks include the adequacy and ability to realize proceeds from the collateral. Credit risks are mitigated by credit enhancements which include excess spread, over-collateralization and subordination. Capital market risks include general level of interest rates and the liquidity for these securities in the marketplace.

As of June 30, 2012 and December 31, 2011, the Company held investments in securities with sub-prime mortgage exposure with amortized costs totaling $128.8 million and $136.7 million, and estimated fair values of $98.6 million and $102.7 million, respectively. Those amounts include exposure to sub-prime mortgages through securities held directly in the Company’s investment portfolios within asset-backed securities, as well as securities backing the Company’s funds withheld at interest investment. The weighted average S&P credit ratings on these securities was approximately “BB+” and “BBB-” at June 30, 2012 and December 31, 2011, respectively. At new issue, these securities had been highly rated; however, in recent years have been downgraded by rating agencies. Additionally, the Company has largely avoided directly investing in securities originated since the second half of 2005, which management believes was a period of lessened underwriting quality. Limited growth in this sector is attributable to new purchases in the funds withheld segregated portfolios. While ratings and vintage year are important factors to consider, the tranche seniority and evaluation of forecasted future losses within a tranche is critical to the valuation of these types of securities. The Company did not record any other-than-temporary impairments in its sub-prime portfolio during the second quarter and first six months of 2012. The Company recorded $0.2 million and $0.7 million in other-than-temporary impairments in its sub-prime portfolio during the second quarter and first six months of 2011, respectively.

Alternative residential mortgage loans (“Alt-A”) are a classification of mortgage loans where the risk profile of the borrower falls between prime and sub-prime. At June 30, 2012 and December 31, 2011, the Company’s Alt-A securities had an amortized cost of $124.5 million and $140.5 million, respectively. As of June 30, 2012 and December 31, 2011, 24.3% and 43.8%, respectively, of the Alt-A securities were rated “AA-” or better. This amount includes securities directly held by the Company and securities held by ceding companies that support the Company’s funds withheld at interest investment. The Company recorded $0.2 million in other-than-temporary impairments in the second quarter of 2012, in its Alt-A securities portfolio due primarily to the increased likelihood that some or all of the remaining scheduled principal and interest payments on certain securities will not be received. The Company did not record any other-than-temporary impairments in the second quarter of 2011 in its Alt-A portfolio.

The Company does not invest in the common equity securities of Fannie Mae and Freddie Mac, both government sponsored entities; however, as of June 30, 2012 and December 31, 2011, the Company held in its general portfolio $59.7 million and $51.0 million, respectively, at amortized cost with direct exposure in the form of senior unsecured agency and preferred securities. Additionally, as of June 30, 2012 and December 31, 2011, the portfolios held by the Company’s ceding companies that support its funds withheld asset contain approximately $329.3 million and $454.6 million, respectively, in amortized cost of unsecured agency bond holdings and no equity exposure. As of June 30, 2012 and December 31, 2011, indirect exposure in the form of secured, structured mortgaged securities issued by Fannie Mae and Freddie Mac totaled approximately $736.8 million and $723.7 million, respectively, in amortized cost across the Company’s general and funds withheld portfolios. Including the funds withheld portfolios, the Company’s direct holdings in the form of preferred securities had a total amortized cost of $0.7 million at December 31, 2011.

The Company monitors its fixed maturity and equity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, the length of time and the extent to which the market value has been below amortized cost, compliance with covenants, general market and industry sector conditions, current intent and ability to hold securities, and various other subjective factors. The Company recorded $4.0 million and $19.7 million in other-than-temporary impairments in its fixed maturity and equity securities, including $0.2 million and $13.0 million of other-than-temporary impairment losses on Subprime / Alt-A / Other structured securities, in the second quarter and first six months of 2012, respectively, primarily due to a decline in value of structured securities with exposure to mortgages and general credit deterioration in select corporate and foreign securities. The Company recorded $9.0 million and $10.5 million in other-than-temporary impairments in its fixed maturity and equity securities, including $5.3 million and $6.3 million of other-than-temporary impairment losses on Subprime / Alt-A / Other structured securities, in the second quarter and first six months of 2011, respectively, primarily due to a decline in value of structured securities with exposure to mortgages and general credit deterioration in the select corporate and foreign securities. The table below summarizes other-than-temporary impairments for the second quarter of 2012 and 2011 (dollars in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Asset Class	2012	2011	2012	2011
Subprime / Alt-A / Other structured securities	$220	$5,290	$13,010	$6,332
Corporate / Other fixed maturity securities	1,577	--	3,615	514
Equity securities	2,186	3,680	3,025	3,680
Other impairments, including change in mortgage loan provision	(1,762)	3,186	4,081	2,610

Total	$2,221	$12,156	$23,731	$13,136

At June 30, 2012 and December 31, 2011, the Company had $196.3 million and $292.5 million, respectively, of gross unrealized losses related to its fixed maturity and equity securities. The distribution of the gross unrealized losses related to these securities is shown below.

	June 30,	December 31,
	2012	2011
Sector:
Corporate securities	34.7%	46.5%
Residential mortgage-backed securities	4.1	5.6
Asset-backed securities	21.0	18.4
Commercial mortgage-backed securities	34.6	27.2
State and political subdivisions	4.3	1.1
Other foreign government supranational and foreign government-sponsored enterprises	1.3	1.2

Total	100.0%	100.0%

Industry:
Finance	23.7%	36.0%
Asset-backed	21.0	18.4
Industrial	7.8	8.2
Mortgage-backed	38.7	32.8
Government	5.6	2.4
Utility	3.2	2.2

Total	100.0%	100.0%

See “Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the total gross unrealized losses for fixed maturity and equity securities at June 30, 2012 and December 31, 2011, respectively, where the estimated fair value had declined and remained below amortized cost by less than 20% or more than 20%.

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

See “Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables that present the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for fixed maturity and equity securities that have estimated fair values below amortized cost as of June 30, 2012 and December 31, 2011.

As of June 30, 2012, the Company does not intend to sell these fixed maturity securities and does not believe it is more likely than not that it will be required to sell these fixed maturity securities before the recovery of the fair value up to the current amortized cost of the investment, which may be maturity. However, unforeseen facts and circumstances may cause the Company to sell fixed maturity securities in the ordinary course of managing its portfolio to meet diversification, credit quality, asset-liability management and liquidity guidelines.

As of June 30, 2012, the Company has the ability and intent to hold the equity securities until the recovery of the fair value up to the current cost of the investment. However, unforeseen facts and circumstances may cause the Company to sell equity securities in the ordinary course of managing its portfolio to meet diversification, credit quality and liquidity guidelines.

As of June 30, 2012 and December 31, 2011, respectively, the Company classified approximately 7.6% and 8.5% of its fixed maturity securities in the Level 3 category (refer to Note 6 – “Fair Value of Assets and Liabilities” in the Notes to Condensed Consolidated Financial Statements for additional information). These securities primarily consist of private placement corporate securities, below investment grade commercial and residential mortgage-backed securities and sub-prime asset-backed securities with inactive trading markets.

Mortgage Loans on Real Estate

Mortgage loans represented approximately 3.6% and 3.8% of the Company’s cash and invested assets as of June 30, 2012 and December 31, 2011, respectively. The Company’s mortgage loan portfolio consists principally of investments in U.S.-based commercial offices, light industrial properties and retail locations. The mortgage loan portfolio is diversified by geographic region and property type.

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

See “Mortgage Loans on Real Estate” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for information regarding for information regarding valuation allowances and impairments.

Policy Loans

Policy loans comprised approximately 3.9% and 4.9% of the Company’s cash and invested assets as of June 30, 2012 and December 31, 2011, respectively, substantially all of which are associated with one client. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. Because policy loans represent premature distributions of policy liabilities, they have the effect of reducing future disintermediation risk. In addition, the Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.

Funds Withheld at Interest

Funds withheld at interest comprised approximately 16.8% and 20.9% of the Company’s cash and invested assets as of June 30, 2012 and December 31, 2011, respectively. For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company, and are reflected as funds withheld at interest on the Company’s consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances with amounts owed by the ceding company. Interest accrues to these assets at rates defined by the treaty terms. Additionally, under certain treaties the Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate the risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had an average rating of “A” at June 30, 2012 and December 31, 2011. Certain ceding companies maintain segregated portfolios for the benefit of the Company.

Investment Receivable

During the second quarter of 2012, the Company added a large fixed deferred annuity reinsurance transaction in its U.S. Asset Intensive sub-segment. This transaction increased the Company’s invested asset base by approximately $5.4 billion which is reflected on the condensed consolidated balance sheet as an investment receivable. Investment receivable represented approximately 16.7% of the Company’s cash and invested assets as of June 30, 2012 which represents cash, cash equivalents and invested assets, valued as of the effective date of the transaction, and the related accrued investment income expected to be received. The Company recorded these assets as a receivable since they were not received until July 31, 2012 and August 3, 2012, see Note 13 – “Subsequent Event” in the Notes to Condensed Consolidated Financial Statements for more information.

Other Invested Assets

Other invested assets include equity securities, limited partnership interests, joint ventures, structured loans and derivative contracts. Other invested assets represented approximately 2.9% and 3.9% of the Company’s cash and invested assets as of June 30, 2012 and December 31, 2011, respectively. See “Other Invested Assets” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for a table that presents the carrying value of the Company’s other invested assets by type as of June 30, 2012 and December 31, 2011.

The Company recorded $2.2 million and $3.0 million of other-than-temporary impairments on equity securities in the second quarter and first six months of 2012. The Company recorded $3.7 million of other-than-temporary impairments on other invested assets in the second quarter and first six months of 2011. The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value at the reporting date plus or minus any collateral pledged to or from the Company. The Company had no credit exposure related to its derivative contracts, excluding futures, at June 30, 2012 as the net amount of collateral pledged to the Company from counterparties exceeded the fair value of the derivative contracts. The Company had credit exposure related to its derivative contracts, excluding futures, of $12.0 million at December 31, 2011.

Contractual Obligations

From December 31, 2011 to June 30, 2012, the Company’s obligation related to interest-sensitive contract liabilities increased by $6,647.1 million due to a large deferred annuity reinsurance transaction executed during the second quarter of 2012. In addition, since December 31, 2011, the Company has revised the estimated principal payments of its collateral financing obligation. The revised estimated principal payments increased (decreased) the contractual obligations by approximately $(44.5) million, $(30.2) million, $33.9 million and $39.3 million for the periods of less than 1 year, 1-3 years, 4-5 years, and after 5 years, respectively. There were no other material changes in the Company’s contractual obligations from those reported in the DAC Current Report.

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

The Chief Risk Officer (“CRO”), aided by Business Unit Chief Risk Officers, Risk Management Officers and a dedicated ERM function, is responsible for ensuring, on an ongoing basis, that objectives of the ERM framework are met; this includes ensuring proper risk controls are in place, that risks are effectively identified and managed, and that key risks to which the Company is exposed to are disclosed to appropriate stakeholders. For each Business Unit and key risk, a Risk Management Officer is assigned. In addition to this network of Risk Management Officers, the Company also has risk focused committees such as the Business Continuity and Information Governance Steering Committee, Consolidated Investment Committee, Derivatives Risk Oversight Committee, Asset and Liability Management Committee, Collateral and Liquidity Committee, and the Currency Risk Management Committee. These committees are comprised of various risk experts and have overlapping membership, enabling consistent and holistic management of risks. These committees report directly or indirectly to the Risk Management Steering Committee. The Risk Management Steering Committee, which includes senior management executives, including the Chief Executive Officer, the Chief Financial Officer, the Chief Operating Officer (“COO”) and the CRO, is the primary risk management oversight for the Company.

The Risk Management Steering Committee, through the CRO, reports regularly to the Finance, Investment and Risk Management (“FIRM”) Committee, a sub-committee of the Board of Directors responsible, among other duties, for overseeing the management of RGA’s ERM programs and policies. The Board has other committees, such as the Audit Committee, whose responsibilities include aspects of risk management. The CRO reports to the COO and has direct access to the Board of the Company through the FIRM Committee.

The Company has devoted significant resources to develop its ERM program, and expects to do so in the future. Nonetheless, the Company’s policies and procedures to identify, manage and monitor risks may not be fully effective. Many of the Company’s methods for managing risk are based on historical information, which may not be a good predictor of future risk exposures, such as the risk of a pandemic causing a large number of deaths. Management of operational, legal and regulatory risk rely on policies and procedures which may not be fully effective.

The Company categorizes its main risks as follows:

•	Insurance Risk
•	Liquidity Risk
•	Market Risk
•	Credit Risk
•	Operational Risk

Specific risk assessments and descriptions can be found below and in Item 1A – “Risk Factors” of the 2011 Annual Report and the DAC Current Report.

Insurance Risk

The risk of loss due to experience deviating adversely from expectations for mortality, morbidity, and policyholder behavior or lost future profits due to treaty recapture by clients. This category is further divided into mortality, morbidity, policyholder behavior, and client recapture. The Company uses multiple approaches to managing insurance risk: pricing appropriately for the risks assumed, transferring undesired risks, and managing the retained exposure prudently. These strategies are explained below.

Pricing

Pricing is a vital component of effective insurance risk management. Proper pricing ensures that the Company is compensated commensurately for the risks it assumes and that it does not overpay for the risks it transfers to third parties, but cannot guarantee that experience will not deviate adversely from expectations. Pricing tools and assumptions, adjusted as necessary, are useful in assessing the risk for in force business. Misestimation of any key risk can threaten the long term viability of the enterprise. Thus a lot of effort goes into ensuring the appropriateness of pricing assumptions. Some of the safeguards the Company uses to ensure proper pricing are: experience studies, strict underwriting, sensitivity and scenario testing, pricing guidelines and controls, authority limits and internal and external pricing reviews. In addition, the Corporate ERM provides additional pricing oversight by performing periodic pricing audits. If actual mortality or morbidity experience is materially adverse, some reinsurance treaties allow for increases to future premium rates. Other treaties include experience refund provisions, which may also help reduce the Company’s insurance risk.

Risk Transfer

To minimize volatility in financial results and reduce the impact of large losses, the Company transfers some of its insurance risk to third parties using vehicles such as retrocession and catastrophe coverage.

Retrocession

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

Catastrophe Coverage

The Company accesses the markets each year for annual catastrophic coverages and reviews current coverage and pricing of current and alternate designs. Purchases vary from year to year based on the Company’s perceived value of such coverages. The current policy covers events involving 10 or more insured deaths from a single occurrence and covers the Company for claims up to $100 million after a $50 million deductible.

Mitigation of Retained Exposure

The Company retains most of the inbound insurance risk. The Company manages the retained exposure proactively using various mitigating factors such as diversification and limits. Diversification is the primary mitigating factor of short term volatility risk, but it also mitigates adverse impacts of changes in long term trends and catastrophic events. The Company’s insured populations are dispersed globally, diversifying the insurance exposure because factors that cause actual experience to deviate materially from expectations do not affect all areas uniformly and synchronously or in close sequence. A variety of limits mitigate retained insurance risk. Examples of these limits include geographic exposure limits, which set the maximum amount of business that can be written in a given locale, and jumbo limits, which prevent excessive coverage on a given individual.

In the event that mortality or morbidity experience develops in excess of expectations, some reinsurance treaties allow for increases to future premium rates. Other treaties include experience refund provisions, which may also help reduce RGA’s mortality risk.

Liquidity Risk

Liquidity risk is the risk that cash resources are insufficient to meet the Company’s cash demands without incurring unacceptable costs.

Liquidity demands come primarily from payment of claims, expenses and investment purchases, all of which are known or can be reasonably forecasted. Contingent liquidity demands exist and require the Company to inventory and estimate likely and potential liquidity demands stemming from stress scenarios.

The Company maintains cash, cash equivalents, credit facilities, and short-term liquid investments to support its current and future anticipated liquidity requirements. RGA may also borrow via the reverse repo market, and holds a large pool of unrestricted, FHLB-eligible collateral that may be pledged to support any FHLB advances needed to provide additional liquidity.

Market Risk

Market risk is the risk that net asset and liability values or revenue will be affected adversely by changes in market conditions such as market prices, exchange rates, and nominal interest rates The Company is primarily exposed to interest rate, equity and currency risks.

Interest Rate Risk

Interest rate risk is the potential for loss, on a net asset and liability basis, due to changes in interest rates, including both normal rate changes and credit spread changes. This risk arises from many of the Company’s primary activities, as the Company invests substantial funds in interest-sensitive assets and also has certain interest-sensitive contract liabilities. The Company manages interest rate risk to maximize the return on the Company’s capital effectively and to preserve the value created by its business operations. As such, certain management monitoring processes are designed to minimize the effect of sudden and/or sustained changes in interest rates on fair value, cash flows, and net interest income. The Company manages its exposure to interest rates principally by matching floating rate liabilities with corresponding floating rate assets and by matching fixed rate liabilities with corresponding fixed rate assets. On a limited basis, the Company uses equity options to minimize its exposure to movements in equity markets that have a direct correlation with certain of its reinsurance products.

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

In order to reduce the exposure of changes in fair values from interest rate fluctuations, the Company has developed strategies to manage the interest rate sensitivity of its asset base. From time to time, the Company has utilized the swap market to manage the volatility of cash flows to interest rate fluctuations.

Foreign Currency Risk

The Company is subject to foreign currency translation, transaction, and net income exposure. The Company manages its exposure to currency principally by matching invested assets with the underlying liabilities to the extent possible. The Company has in place net investment hedges for a portion of its investments in its Canadian and Australian operations to reduce excess exposure to these currencies. Translation differences resulting from translating foreign subsidiary balances to U.S. dollars are reflected in stockholders’ equity on the condensed consolidated balance sheets.

The Company generally does not hedge the foreign currency exposure of its subsidiaries transacting business in currencies other than their functional currency (transaction exposure). However, the Company has entered into certain interest rate swaps in which the cash flows are denominated in different currencies, commonly referred to as cross currency swaps. Those interest rate swaps have been designated as cash flow hedges. The majority of the Company’s foreign currency transactions are denominated in Australian dollars, British pounds, Canadian dollars, Euros, Japanese yen, Korean won, and the South African rand.

Inflation Risk

The primary direct effect on the Company of inflation is the increase in operating expenses. A large portion of the Company’s operating expenses consists of salaries, which are subject to wage increases at least partly affected by the rate of inflation. The rate of inflation also has an indirect effect on the Company. To the extent that a government’s policies to control the level of inflation result in changes in interest rates, the Company’s investment income is affected.

The Company has one treaty with benefits indexed to the cost of living. These benefits are hedged with a combination of CPI swaps and indexed government bonds.

Equity Risk

Equity risk is the risk that net asset and liability (e.g. variable annuities or other equity linked exposures) values or revenues will be affected adversely by changes in equity markets. The Company assumes equity risk from embedded derivatives in alternative investments, fixed indexed annuities and variable annuities.

Alternative Investments

Alternative Investments are investments in non-traditional asset classes that are most commonly backing capital and surplus and not liabilities. The Company generally restricts the alternative investments portfolio to non-liability supporting assets: that is, free surplus. For (re)insurance companies, alternative investments generally encompass: hedge funds, owned commercial real estate, emerging markets debt, distressed debt, commodities, infrastructure, tax credits, and equities, both public and private. The Company mitigates its exposure to alternative investments by limiting the size of the alternative investments holding.

Fixed Indexed Annuities

Credits for fixed indexed annuities are affected by changes in equity markets. Thus the fair value of the benefit is a function of primarily index returns and volatility. The Company hedges some of the underlying equity exposure.

Variable Annuities

The Company reinsures variable annuities including those with guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”) and guaranteed minimum withdrawal benefits (“GMWB”). Strong equity markets, increases in interest rates and decreases in volatility will generally decrease the fair value of the liabilities underlying the benefits. Conversely, a decrease in the equity markets along with a decrease in interest rates and an increase in volatility will generally result in an increase in the fair value of the liabilities underlying the benefits, which has the effect of increasing reserves and lowering earnings. The Company maintains a customized dynamic hedging program that is designed to mitigate the risks associated with income volatility around the change in reserves on guaranteed benefits. However, the hedge positions may not fully offset the changes in the carrying value of the guarantees due to, among other things, time lags, high levels of volatility in the equity and derivative markets, extreme swings in interest rates, unexpected contract holder behavior, and divergence between the performance of the underlying funds and hedging indices. These factors, individually or collectively, may have a material adverse effect on the Company’s net income, financial condition or liquidity. The table below provides a summary of variable annuity account values and the fair value of the guaranteed benefits as of June 30, 2012 and December 31, 2011.

(dollars in millions)	June 30, 2012	December 31, 2011
No guarantee minimum benefits	$944	$986
GMDB only	79	85
GMIB only	6	6
GMAB only	54	55
GMWB only	1,620	1,538
GMDB / WB	451	498
Other	30	31

Total variable annuity account values	$3,184	$3,199

Fair value of liabilities associated with living benefit riders	$205	$277

There has been no significant change in the Company’s quantitative or qualitative aspects of market risk during the quarter ended June 30, 2012 from that disclosed in the DAC Current Report.

Credit Risk

Credit risk is the risk of loss due to counterparty (obligor, client, retrocessionaire, or partner) credit deterioration or unwillingness to meet its obligations. Credit risk has two forms: investment credit risk (asset default and credit migration) and insurance counterparty risk.

Investment Credit Risk

Investment credit risk, which includes default risk, is risk of loss due to credit quality deterioration of an individual financial investment, derivative or non-derivative contract or instrument. Credit quality deterioration may or may not be accompanied by a ratings downgrade. Generally, the investment credit exposure is limited to the fair value, net of any collateral received, at the reporting date.

The creditworthiness of Europe’s peripheral region is under ongoing stress and uncertainty due to high debt levels and economic weakness. The Company does not have exposure to sovereign fixed maturity securities, which includes global government agencies, from Europe’s peripheral region. The Company does have exposure to sovereign fixed maturity securities originated in countries other than Europe’s peripheral region and to non-sovereign fixed maturity and equity securities issued from Europe’s peripheral region. See “Investments” above for additional information on the Company’s exposure related to investment securities.

The Company manages investment credit risk using per-issuer investments limits. In addition to per-issuer limits, the Company also limits the total amounts of investments per rating category. An automated compliance system checks for compliance for all investment positions and sends warning messages when there is a breach. The Company manages its credit risk related to over-the-counter derivatives by entering into transactions with creditworthy counterparties, maintaining collateral arrangements and through the use of master agreements that provide for a single net payment to be made by one counterparty to another at each due date and upon termination. Because exchange-traded futures are affected through regulated exchanges, and positions are marked to market on a daily basis, the Company has minimal exposure to credit-related losses in the event of nonperformance by counterparties to such derivative instruments.

The Company enters into various collateral arrangements, which require both the posting and accepting of collateral in connection with its derivative instruments. Collateral agreements contain attachment thresholds that vary depending on the posting party’s financial strength ratings. Additionally, a decrease in the Company’s financial strength rating to a specified level results in potential settlement of the derivative positions under the Company’s agreements with its counterparties. The Collateral and Liquidity Committee sets rules, approves and oversees all deals requiring collateral. See “Credit Risk” in Note 5 – “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for additional information on credit risk related to derivatives.

Insurance Counterparty Risk

Insurance counterparty risk is the potential for the Company to incur losses due to a client, retrocessionaire, or partner becoming distressed or insolvent. This includes run-on-the-bank risk and collection risk.

Run-on-the-Bank

The risk that a client’s in force block incurs substantial surrenders and/or lapses due to credit impairment, reputation damage or other market changes affecting the counterparty. Severely higher than expected surrenders and/or lapses could result in inadequate in force business to recover cash paid out for acquisition costs.

Collection Risk

For clients and retrocessionaires, this includes their inability to satisfy a reinsurance agreement because the right of offset is disallowed by the receivership court; the reinsurance contract is rejected by the receiver, resulting in a premature termination of the contract; and/or the security supporting the transaction becomes unavailable to RGA.

The Company manages insurance counterparty risk by limiting the total exposure to a single counterparty and by only initiating contracts with creditworthy counterparties. In addition, some of the counterparties have set up trusts and letters of credit, reducing the Company’s exposure to these counterparties.

Generally, RGA’s insurance subsidiaries retrocede amounts in excess of their retention to RGA Reinsurance, Parkway Re, RGA Barbados, RGA Americas, Rockwood Re, Manor Re, RGA Worldwide or RGA Atlantic. External retrocessions are arranged through the Company’s retrocession pools for amounts in excess of its retention. As of June 30, 2012, all retrocession pool members in this excess retention pool reviewed by the A.M. Best Company were rated “A-” or better. A rating of “A-” is the fourth highest rating out of fifteen possible ratings. For a majority of the retrocessionaires that were not rated, letters of credit or trust assets have been given as additional security. In addition, the Company performs annual financial and in force reviews of its retrocessionaires to evaluate financial stability and performance.

The Company has never experienced a material default in connection with retrocession arrangements, nor has it experienced any material difficulty in collecting claims recoverable from retrocessionaires; however, no assurance can be given as to the future performance of such retrocessionaires or as to the recoverability of any such claims.

Aggregate Counterparty Limits

In addition to investment credit limits and insurance counterparty limits, there are aggregate counterparty risk limits which include counterparty exposures from reinsurance, financing and investment activities at an aggregated level to control total exposure to a single counterparty. Counterparty risk aggregation is important because it enables the Company to capture risk exposures at a comprehensive level and under more extreme circumstances compared to analyzing the components individually.

Operational Risk

Operational risk is the risk of loss due to inadequate or failed internal processes, people or systems, or external events. These risks are sometimes residual risks after insurance, market and credit risks have been identified. Operational risk is further divided into: Process, Legal/Regulatory, Financial, and Intangibles. In order to effectively manage operational risks, management primarily relies on:

Risk Culture

Risk management is embedded in RGA’s business processes in accordance with RGA’s risk philosophy. As the cornerstone of the ERM framework, risk culture plays a preeminent role in the effective management of risks assumed by RGA. At the heart of RGA’s risk culture is prudent risk management. Senior management sets the tone for RGA risk culture, inculcating positive risk attitudes so as to entrench sound risk management practices into day-to-day activities.

Structural Controls

Structural controls provide additional safeguards against undesired risk exposures. Examples of structural controls include: pricing and underwriting reviews, standard treaty language which limits or excludes rating triggers and recapture language which minimizes the likelihood and impact of client recaptures.

Risk Monitoring and Reporting

Proactive risk monitoring and reporting enable early detection and mitigation of emerging risks. For example, there is elevated regulatory activity in the wake of the global financial crisis and RGA is actively monitoring regulatory proposals in order to respond optimally. Risk escalation channels coupled with open communication lines enhance the mitigants explained above.

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

There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, except as noted below.

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

PART II - OTHER INFORMATION

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

ITEM 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the 2011 Annual Report and the DAC Current Report.

ITEM 6. Exhibits

See index to exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Reinsurance Group of America, Incorporated

Date: August 7, 2012	By:	/s/ A. Greig Woodring
A. Greig Woodring
President & Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2012	By:	/s/ Jack B. Lay
Jack B. Lay
Senior Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K filed November 25, 2008.

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 of Current Report on Form 8-K filed November 25, 2008.

10.1	Consulting Services Agreement, dated May 31, 2012, between Graham Watson and the Company, incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed June 6, 2012.*

10.2	Memorandum of Agreement, dated May 31, 2012, among Graham Watson, RGA Reinsurance Company and RGA International Corporation, incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K filed June 6, 2012.*

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at December 31, 2011 and June 30, 2012, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2012, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2012, and (iv) Notes to Condensed Consolidated Financial Statements for the six months ended June 30, 2012. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act or the Exchange Act, or otherwise subject to liability under those sections, except as shall be expressly set forth by specific reference in such filing.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Represents a management contract or compensatory plan or arrangement