Form 10-Q
period 2012-09-30
REINSURANCE GROUP OF AMERICA INC
filed 2012-11-06
CIK 898174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes             No   X

As of October 31, 2012, 73,853,716 shares of the registrant’s common stock were outstanding.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

Item		Page

	PART I – FINANCIAL INFORMATION

1	Financial Statements

	Condensed Consolidated Balance Sheets (Unaudited)
	September 30, 2012 and December 31, 2011	3

	Condensed Consolidated Statements of Income (Unaudited)
	Three and nine months ended September 30, 2012 and 2011	4

	Condensed Consolidated Statements of Comprehensive Income (Unaudited)
	Three and nine months ended September 30, 2012 and 2011	5

	Condensed Consolidated Statements of Cash Flows (Unaudited)
	Nine months ended September 30, 2012 and 2011	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

2	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	45

3	Quantitative and Qualitative Disclosure About Market Risk	76

4	Controls and Procedures	76

	PART II – OTHER INFORMATION

1	Legal Proceedings	77

1A	Risk Factors	77

6	Exhibits	77

	Signatures	78

	Index to Exhibits	79

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2012	December 31, 2011
	(Dollars in thousands, except share data)
Assets
Fixed maturity securities:
Available-for-sale at fair value (amortized cost of $18,905,283 and $14,182,880 at September 30, 2012 and December 31, 2011, respectively)	$21,658,414	$16,200,950
Mortgage loans on real estate (net of allowances of $13,333 and $11,793 at September 30, 2012 and December 31, 2011, respectively)	2,256,881	991,731
Policy loans	1,243,498	1,260,400
Funds withheld at interest	5,608,640	5,410,424
Short-term investments	90,789	88,566
Other invested assets	1,236,616	1,012,541

Total investments	32,094,838	24,964,612
Cash and cash equivalents	1,603,730	962,870
Accrued investment income	250,048	144,334
Premiums receivable and other reinsurance balances	1,179,687	1,059,572
Reinsurance ceded receivables	623,954	626,194
Deferred policy acquisition costs	3,630,877	3,543,925
Other assets	540,879	332,466

Total assets	$39,924,013	$31,633,973

Liabilities and Stockholders’ Equity
Future policy benefits	$11,093,483	$9,903,886
Interest-sensitive contract liabilities	13,254,859	8,394,468
Other policy claims and benefits	3,132,526	2,841,373
Other reinsurance balances	218,057	118,219
Deferred income taxes	1,806,186	1,679,834
Other liabilities	1,217,788	810,775
Long-term debt	1,815,111	1,414,688
Collateral finance facility	651,968	652,032

Total liabilities	33,189,978	25,815,275

Commitments and contingent liabilities (See Note 8)

Stockholders’ Equity:
Preferred stock (par value $.01 per share; 10,000,000 shares authorized; no shares issued or outstanding)	--	--
Common stock (par value $.01 per share; 140,000,000 shares authorized; shares issued: 79,137,758 at September 30, 2012 and December 31, 2011)	791	791
Additional paid-in-capital	1,743,822	1,727,774
Retained earnings	3,154,317	2,818,429
Treasury stock, at cost; 5,285,409 and 5,770,024 shares at September 30, 2012 and December 31, 2011, respectively	(316,542)	(346,449)
Accumulated other comprehensive income	2,151,647	1,618,153

Total stockholders’ equity	6,734,035	5,818,698

Total liabilities and stockholders’ equity	$39,924,013	$31,633,973

See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share data)
Revenues:
Net premiums	$1,912,746	$1,776,165	$5,726,889	$5,300,971
Investment income, net of related expenses	396,781	268,210	1,066,055	976,686
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(1,996)	(11,911)	(11,562)	(19,049)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	(559)	3,089	(7,618)	3,381
Other investment related gains (losses), net	78,608	(130,778)	162,554	27,076

Total investment related gains (losses), net	76,053	(139,600)	143,374	11,408
Other revenues	63,501	90,132	181,491	192,254

Total revenues	2,449,081	1,994,907	7,117,809	6,481,319

Benefits and Expenses:
Claims and other policy benefits	1,662,625	1,514,765	4,868,220	4,504,227
Interest credited	130,341	35,251	285,080	237,510
Policy acquisition costs and other insurance expenses	318,106	164,372	961,679	785,138
Other operating expenses	103,786	94,029	319,425	297,340
Interest expense	29,749	27,025	76,431	77,412
Collateral finance facility expense	2,995	3,069	8,840	9,372

Total benefits and expenses	2,247,602	1,838,511	6,519,675	5,910,999

Income before income taxes	201,479	156,396	598,134	570,320
Provision for income taxes	57,004	21,794	189,230	162,854

Net income	$144,475	$134,602	$408,904	$407,466

Earnings per share:
Basic earnings per share	$1.96	$1.82	$5.55	$5.53
Diluted earnings per share	$1.95	$1.81	$5.52	$5.49

Dividends declared per share	$0.24	$0.18	$0.60	$0.42

See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Comprehensive income:
Net income	$144,475	$134,602	$408,904	$407,466
Other comprehensive income, net of income tax:
Change in foreign currency translation adjustments	36,248	(101,842)	43,463	(65,948)
Change in net unrealized gain on investments	315,501	354,709	483,242	470,473
Change in other-than-temporary impairment losses on fixed maturity securities	364	(2,008)	4,952	(2,198)
Changes in pension and other postretirement plan adjustments	336	708	1,837	1,280

Total other comprehensive income	352,449	251,567	533,494	403,607

Total comprehensive income, net of income tax	$496,924	$386,169	$942,398	$811,073

See accompanying notes to condensed consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2012	2011
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$408,904	$407,466
Adjustments to reconcile net income to net cash provided by operating activities:
Change in operating assets and liabilities:
Accrued investment income	(60,684)	(64,464)
Premiums receivable and other reinsurance balances	(102,447)	(86,339)
Deferred policy acquisition costs	(70,107)	(60,792)
Reinsurance ceded receivable balances	2,240	42,409
Future policy benefits, other policy claims and benefits, and other reinsurance balances	1,406,844	669,174
Deferred income taxes	(99,200)	58,207
Other assets and other liabilities, net	225,749	(46,320)
Amortization of net investment premiums, discounts and other	(61,644)	(100,328)
Investment related gains, net	(143,374)	(11,408)
Gain on repurchase of collateral finance facility securities	--	(55,840)
Excess tax benefits from share-based payment arrangement	262	(4,418)
Other, net	22,533	86,630

Net cash provided by operating activities	1,529,076	833,977

Cash Flows from Investing Activities:
Sales of fixed maturity securities available-for-sale	3,970,569	2,338,405
Maturities of fixed maturity securities available-for-sale	122,405	195,582
Purchases of fixed maturity securities available-for-sale	(4,660,131)	(3,104,714)
Cash invested in mortgage loans	(350,823)	(117,697)
Cash invested in policy loans	(8,032)	(8,928)
Cash invested in funds withheld at interest	(81,602)	(23,784)
Principal payments on mortgage loans on real estate	85,921	60,764
Principal payments on policy loans	24,934	8,456
Change in short-term investments and other invested assets	(129,874)	(86,895)

Net cash used in investing activities	(1,026,633)	(738,811)

Cash Flows from Financing Activities:
Dividends to stockholders	(44,220)	(31,039)
Repurchase of collateral finance facility securities	--	(111,831)
Proceeds from long-term debt issuance	400,000	397,788
Debt issuance costs	(6,255)	(3,400)
Proceeds from redemption and remarketing of trust preferred securities	--	154,588
Maturity of trust preferred securities	--	(159,473)
Purchases of treasury stock	(6,924)	(380,345)
Excess tax benefits from share-based payment arrangement	(262)	4,418
Exercise of stock options, net	4,096	8,680
Change in cash collateral for derivative positions	(62,896)	163,250
Deposits on universal life and other investment type policies and contracts	89,458	328,903
Withdrawals on universal life and other investment type policies and contracts	(249,190)	(119,180)

Net cash provided by financing activities	123,807	252,359
Effect of exchange rate changes on cash	14,610	(8,535)

Change in cash and cash equivalents	640,860	338,990
Cash and cash equivalents, beginning of period	962,870	463,661

Cash and cash equivalents, end of period	$1,603,730	$802,651

Supplementary information:
Cash paid for interest	$76,514	$57,821
Cash paid for income taxes, net of refunds	$81,391	$110,075
Non-cash supplementary information - See Note 4 - “Investments”

See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.        Organization and Basis of Presentation

Reinsurance Group of America, Incorporated (“RGA”) is an insurance holding company that was formed on December 31, 1992. The accompanying unaudited condensed consolidated financial statements of RGA and its subsidiaries (collectively, the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. There were no subsequent events that would require disclosure or adjustments to the accompanying condensed consolidated financial statements through the date the financial statements were issued. These unaudited condensed consolidated financial statements include the accounts of RGA and its subsidiaries, all intercompany accounts and transactions have been eliminated. The December 31, 2011 consolidated balance sheet data was derived from the Company’s 2011 Annual Report on Form 10-K (“2011 Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on February 29, 2012 and the “revised 2011” consolidated financial statements and notes thereto included in the Company’s 2012 Current Report on Form 8-K (“DAC Current Report”) filed with the SEC on July 13, 2012. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the DAC Current Report.

In October 2010, the Financial Accounting Standards Board (“FASB”) amended the general accounting principles for Financial Services – Insurance as it relates to accounting for costs associated with acquiring or renewing insurance contracts. This amendment clarified that only those costs that result directly from and are essential to the contract transaction and that would not have been incurred had the contract transaction not occurred can be capitalized. It also defined acquisitions costs as costs that are related directly to the successful acquisition of new or renewal insurance contracts.

The Company filed the DAC Current Report in response to its adoption of the amendment described above on January 1, 2012 on a retrospective basis. The DAC Current Report reflects the impact of the adoption of this amendment on the Company’s previously filed financial statements and other disclosures included in the 2011 Annual Report, including that (i) only costs related directly to the successful acquisition of new or renewal contracts can be capitalized as deferred acquisition costs and (ii) all other acquisition-related costs must be expensed as incurred. In connection therewith, the Company adjusted the presentation of certain prior-period information to conform to the new accounting principle. The Company believes retrospective adoption provides the most comparable and useful financial information for financial statement users. Likewise, the financial statements and notes thereto presented in this Quarterly Report on Form 10-Q have been adjusted to reflect the retrospective adoption of this accounting principle.

The following tables present the effects of the retrospective adoption of the new accounting principle on the Company’s previously reported condensed consolidated statement of income and condensed consolidated statement of cash flows for the three and nine months ended September 30, 2011 (in thousands, except share amounts):

	Three months ended September 30, 2011
	As Reported	Adjustments	As Amended
Benefits and Expenses:
Policy acquisition costs and other insurance expenses	$149,228	$15,144	$164,372

Income before income taxes	171,540	(15,144)	156,396
Provision for income taxes	24,155	(2,361)	21,794

Net income	$147,385	$(12,783)	$134,602

Earnings per share:
Basic earnings per share	$2.00	$(0.18)	$1.82
Diluted earnings per share	$1.98	$(0.17)	$1.81

	Nine months ended September 30, 2011
	As Reported	Adjustments	As Amended
Benefits and Expenses:
Policy acquisition costs and other insurance expenses	$741,663	$43,475	$785,138

Income before income taxes	613,795	(43,475)	570,320

Provision for income taxes	172,706	(9,852)	162,854

Net income	$441,089	$(33,623)	$407,466

Earnings per share:
Basic earnings per share	$5.99	$(0.46)	$5.53
Diluted earnings per share	$5.94	$(0.45)	$5.49

	Nine months ended September 30, 2011
	As Reported	Adjustments	As Amended
Cash Flows from Operating Activities:
Net Income	$441,089	$(33,623)	$407,466
Change in operating assets and liabilities
Deferred policy acquisition costs	(104,267)	43,475	(60,792)
Deferred income taxes	68,059	(9,852)	58,207

2.        Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share on net income (in thousands, except per share information):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Earnings:
Net income (numerator for basic and diluted calculations)	$144,475	$134,602	$408,904	$407,466
Shares:
Weighted average outstanding shares (denominator for basic calculation)	73,776	73,856	73,690	73,680
Equivalent shares from outstanding stock options(1)	362	398	388	527

Denominator for diluted calculation	74,138	74,254	74,078	74,207

Earnings per share:
Basic	$1.96	$1.82	$5.55	$5.53
Diluted	$1.95	$1.81	$5.52	$5.49

(1) Year-to-date amounts are the weighted average of the individual quarterly amounts.

The calculation of common equivalent shares does not include the impact of options having a strike or conversion price that exceeds the average stock price for the earnings period, as the result would be antidilutive. The calculation of common equivalent shares also excludes the impact of outstanding performance contingent shares, as the conditions necessary for their issuance have not been satisfied as of the end of the reporting period. For the three months ended September 30, 2012, approximately 0.7 million stock options and approximately 0.7 million performance contingent shares were excluded from the calculation. For the three months ended September 30, 2011, approximately 1.1 million stock options and approximately 0.8 million performance contingent shares were excluded from the calculation.

3.        Accumulated Other Comprehensive Income

The balance of and changes in each component of accumulated other comprehensive income (“AOCI”) for the nine months ended September 30, 2012 and 2011 are as follows (dollars in thousands):

	Accumulated Other Comprehensive Income (Loss), Net of Income Tax
	Accumulated Currency Translation Adjustments	Unrealized Appreciation of Securities	Pension and Postretirement Benefits	Total
Balance, December 31, 2011	$229,795	$1,419,318	$(30,960)	$1,618,153
Change in component during the period	43,463	488,194	1,837	533,494

Balance, September 30, 2012	$273,258	$1,907,512	$(29,123)	$2,151,647

	Accumulated Other Comprehensive Income (Loss), Net of Income Tax
	Accumulated Currency Translation Adjustments	Unrealized Appreciation of Securities	Pension and Postretirement Benefits	Total
Balance, December 31, 2010	$255,295	$651,449	$(14,560)	$892,184
Change in component during the period	(65,948)	468,275	1,280	403,607

Balance, September 30, 2011	$189,347	$1,119,724	$(13,280)	$1,295,791

4.        Investments

All investments held by the Company are monitored for conformance to the qualitative and quantitative limits prescribed by the applicable jurisdiction’s insurance laws and regulations. In addition, the operating companies’ boards of directors periodically review their respective investment portfolios. The Company’s investment strategy is to maintain a predominantly investment-grade, fixed maturity securities portfolio, which will provide adequate liquidity for expected reinsurance obligations and maximize total return through prudent asset management. The Company’s asset/liability duration matching differs between operating companies. Based on Canadian reserve requirements, the Canadian liabilities are matched with long-duration Canadian assets. The duration of the Canadian portfolio exceeds twenty years, however, the average duration for all portfolios, when consolidated, ranges between eight and ten years.

Investment Income, Net of Related Expenses

Major categories of investment income, net of related expenses consist of the following (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Fixed maturity securities available-for-sale	$221,212	$190,990	$633,110	$566,581
Mortgage loans on real estate	26,938	14,474	67,258	41,801
Policy loans	16,519	16,454	49,637	49,549
Funds withheld at interest	127,855	41,267	305,861	306,028
Short-term investments	960	393	3,027	2,201
Other invested assets	13,117	11,470	35,803	31,680

Investment revenue	406,601	275,048	1,094,696	997,840
Investment expense	(9,820)	(6,838)	(28,641)	(21,154)

Investment income, net of related expenses	$396,781	$268,210	$1,066,055	$976,686

Investment Related Gains (Losses), Net

Investment related gains (losses), net, consist of the following (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Fixed maturity and equity securities available for sale:
Other-than-temporary impairment losses on fixed maturities	$(1,996)	$(11,911)	$(11,562)	$(19,049)
Portion of loss recognized in accumulated other comprehensive income (before taxes)	(559)	3,089	(7,618)	3,381

Net other-than-temporary impairment losses on fixed maturities recognized in earnings	(2,555)	(8,822)	(19,180)	(15,668)
Impairment losses on equity securities	--	--	(3,025)	(3,680)
Gain on investment activity	53,173	34,840	102,078	92,423
Loss on investment activity	(6,668)	(7,182)	(23,090)	(20,749)
Other impairment losses and change in mortgage loan provision	(10,301)	(2,370)	(14,382)	(4,980)
Derivatives and other, net	42,404	(156,066)	100,973	(35,938)

Total investment related gains (losses), net	$76,053	$(139,600)	$143,374	$11,408

The net other-than-temporary impairment losses on fixed maturity securities recognized in earnings of $19.2 million and $15.7 million in the first nine months of 2012 and 2011, respectively, are primarily due to a decline in value of structured securities with exposure to commercial mortgages and general credit deterioration in select corporate and foreign securities. The gain on investment activity increased primarily due to repositioning of securities for duration matching during the third quarter of 2012. The increase in other impairment losses was primarily due to $7.5 million of impairments in the limited partnership asset class in the third quarter of 2012. The volatility in derivatives and other for the three and nine months ended September 30, 2012 is primarily due to changes in the fair value of embedded derivative liabilities associated with modified coinsurance and funds withheld treaties and guaranteed minimum benefit riders.

During the three months ended September 30, 2012 and 2011, the Company sold fixed maturity and equity securities with fair values of $220.5 million and $57.2 million at losses of $6.7 million and $7.2 million, respectively. During the nine months ended September 30, 2012 and 2011, the Company sold fixed maturity and equity securities with fair values of $622.1 million and $388.9 million at losses of $23.1 million and $20.7 million, respectively. The Company generally does not engage in short-term buying and selling of securities.

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

	Three months ended September 30,
	2012	2011
Balance, beginning of period	$45,903	$52,484
Initial impairments - credit loss OTTI recognized on securities not previously impaired	--	5,259
Additional impairments - credit loss OTTI recognized on securities previously impaired	1,306	2,432
Credit loss OTTI previously recognized on securities impaired to fair value during the period	(2,622)	--
Credit loss OTTI previously recognized on securities which matured, paid down, prepaid or were sold during the period	(20,725)	(752)

Balance, end of period	$23,862	$59,423

	Nine months ended September 30,
	2012	2011
Balance, beginning of period	$63,947	$47,291
Initial impairments - credit loss OTTI recognized on securities not previously impaired	1,962	6,731
Additional impairments - credit loss OTTI recognized on securities previously impaired	10,187	6,871
Credit loss OTTI previously recognized on securities impaired to fair value during the period	(22,291)	--
Credit loss OTTI previously recognized on securities which matured, paid down, prepaid or were sold during the period	(29,943)	(1,470)

Balance, end of period	$23,862	$59,423

Fixed Maturity and Equity Securities Available-for-Sale

The following tables provide information relating to investments in fixed maturity and equity securities by sector as of September 30, 2012 and December 31, 2011 (dollars in thousands):

September 30, 2012:	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	% of Total	Other-than- temporary impairments in AOCI
Available-for-sale:
Corporate securities	$10,885,071	$1,059,275	$44,624	$11,899,722	55.0%	$--
Canadian and Canadian provincial governments	2,653,761	1,438,124	2	4,091,883	18.9	--
Residential mortgage-backed securities	980,655	80,614	5,461	1,055,808	4.9	(477)
Asset-backed securities	588,851	18,050	34,201	572,700	2.6	(2,295)
Commercial mortgage-backed securities	1,663,493	137,153	60,255	1,740,391	8.0	(6,111)
U.S. government and agencies	251,417	33,458	18	284,857	1.3	--
State and political subdivisions	254,845	38,784	6,212	287,417	1.3	--
Other foreign government, supranational and foreign government-sponsored enterprises	1,627,190	100,539	2,093	1,725,636	8.0	--

Total fixed maturity securities	$18,905,283	$2,905,997	$152,866	$21,658,414	100.0%	$(8,883)

Non-redeemable preferred stock	$69,182	$6,332	$834	$74,680	35.7%
Other equity securities	133,037	1,555	-	134,592	64.3

Total equity securities	$202,219	$7,887	$834	$209,272	100.0%

December 31, 2011:	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	% of Total	Other-than- temporary impairments in AOCI
Available-for-sale:
Corporate securities	$6,931,958	$654,519	$125,371	$7,461,106	46.0%	$--
Canadian and Canadian provincial governments	2,507,802	1,362,160	29	3,869,933	23.9	--
Residential mortgage-backed securities	1,167,265	76,393	16,424	1,227,234	7.6	(1,042)
Asset-backed securities	443,974	11,692	53,675	401,991	2.5	(5,256)
Commercial mortgage-backed securities	1,233,958	87,750	79,489	1,242,219	7.7	(12,225)
U.S. government and agencies	341,087	32,976	61	374,002	2.3	--
State and political subdivisions	184,308	24,419	3,341	205,386	1.3	--
Other foreign government, supranational and foreign government-sponsored enterprises	1,372,528	50,127	3,576	1,419,079	8.7	--

Total fixed maturity securities	$14,182,880	$2,300,036	$281,966	$16,200,950	100.0%	$(18,523)

Non-redeemable preferred stock	$82,488	$4,677	$8,982	$78,183	68.6%
Other equity securities	35,352	1,903	1,538	35,717	31.4

Total equity securities	$117,840	$6,580	$10,520	$113,900	100.0%

The Company enters into various collateral arrangements that require both the pledging and acceptance of fixed maturity securities as collateral, which are excluded from the tables above. The Company pledged fixed maturity securities as collateral to derivative and reinsurance counterparties with an amortized cost of $32.0 million and $29.0 million, and an estimated fair value of $37.2 million and $32.6 million, as of September 30, 2012 and December 31, 2011 respectively, which are included in other invested assets in the condensed consolidated balance sheets.

The Company received fixed maturity securities as collateral from derivative and reinsurance counterparties with an estimated fair value of $95.3 million and $1.0 million, as of September 30, 2012 and December 31, 2011, respectively. The collateral is held in separate custodial accounts and is not recorded on the Company’s condensed consolidated balance sheets. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral; however, as of September 30, 2012 and December 31, 2011, none of the collateral had been sold or re-pledged.

The Company participates in a securities borrowing program whereby securities, which are not reflected on the Company’s condensed consolidated balance sheets, are borrowed from a third party. The Company is required to maintain a minimum of 100% of the market value of the borrowed securities as collateral. The Company had borrowed securities with an amortized cost and an estimated fair value of $237.5 million and $150.0 million as of September 30, 2012 and December 31, 2011, respectively. The borrowed securities are used to provide collateral under an affiliated reinsurance transaction.

As of September 30, 2012, the Company held securities with a fair value of $1,261.0 million that were issued by the Canadian province of Ontario and $1,187.2 million that were issued by an entity that is guaranteed by the Canadian province of Quebec, both of which exceeded 10% of total stockholders’ equity. As of December 31, 2011, the Company held securities with a fair value of $1,171.2 million that were issued by the Canadian province of Ontario and $1,107.7 million that were issued by an entity that is guaranteed by the Canadian province of Quebec, both of which exceeded 10% of total stockholders’ equity.

The amortized cost and estimated fair value of fixed maturity securities available-for-sale at September 30, 2012 are shown by contractual maturity in the table below. Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At September 30, 2012, the contractual maturities of investments in fixed maturity securities were as follows (dollars in thousands):

	Amortized Cost	Fair Value
Available-for-sale:
Due in one year or less	$247,507	$251,672
Due after one year through five years	3,767,244	3,950,306
Due after five year through ten years	6,172,841	6,757,674
Due after ten years	5,484,692	7,329,863
Asset and mortgage-backed securities	3,232,999	3,368,899

Total	$18,905,283	$21,658,414

The tables below show the major industry types of the Company’s corporate fixed maturity holdings as of September 30, 2012 and December 31, 2011 (dollars in thousands):

September 30, 2012:	Amortized Cost	Estimated Fair Value	% of Total
Finance	$3,551,382	$3,802,951	32.0%
Industrial	5,583,541	6,146,069	51.6
Utility	1,715,512	1,914,809	16.1
Other	34,636	35,893	0.3

Total	$10,885,071	$11,899,722	100.0%

December 31, 2011:	Amortized Cost	Estimated Fair Value	% of Total
Finance	$2,411,175	$2,442,149	32.7%
Industrial	3,402,099	3,760,187	50.4
Utility	1,115,384	1,255,090	16.9
Other	3,300	3,680	-

Total	$6,931,958	$7,461,106	100.0%

The creditworthiness of Greece, Ireland, Italy, Portugal and Spain, commonly referred to as “Europe’s peripheral region,” is under ongoing stress and uncertainty due to high debt levels and economic weakness. The Company did not have exposure to sovereign fixed maturity securities, which includes global government agencies, from Europe’s peripheral region as of September 30, 2012 and December 31, 2011. In addition, the Company did not purchase or sell credit protection, through credit default swaps, referenced to sovereign entities of Europe’s peripheral region. The tables below show the Company’s exposure to sovereign fixed maturity securities originated in countries other than Europe’s peripheral region, included in “Other foreign government, supranational and foreign government-sponsored enterprises,” as of September 30, 2012 and December 31, 2011 (dollars in thousands):

September 30, 2012:	Amortized Cost	Estimated Fair Value	% of Total
Australia	$454,131	$470,628	33.3%
Japan	221,977	228,478	16.2
United Kingdom	129,960	140,478	10.0
Cayman Islands	69,333	76,661	5.4
South Africa	63,037	67,240	4.8
New Zealand	54,077	54,716	3.9
Germany	42,360	45,229	3.2
South Korea	41,396	44,619	3.2
France	38,694	41,945	3.0
Other	215,586	240,896	17.0

Total	$1,330,551	$1,410,890	100.0%

December 31, 2011:	Amortized Cost	Estimated Fair Value	% of Total
Australia	$437,713	$446,694	39.1%
Japan	214,994	219,276	19.2
United Kingdom	118,618	130,106	11.4
Germany	72,926	75,741	6.6
New Zealand	51,547	51,544	4.5
South Africa	37,624	38,528	3.4
South Korea	30,592	32,025	2.8
Other	139,927	148,792	13.0

Total	$1,103,941	$1,142,706	100.0%

The tables below show the Company’s exposure to non-sovereign fixed maturity and equity securities, based on the security’s country of issuance, from Europe’s peripheral region as of September 30, 2012 and December 31, 2011 (dollars in thousands):

September 30, 2012:	Amortized Cost	Estimated Fair Value	% of Total
Financial institutions:
Ireland	$3,592	$4,057	4.4%
Spain	23,347	23,215	25.0

Total financial institutions	26,939	27,272	29.4

Other:
Ireland	26,346	27,528	29.7
Italy	6,393	6,394	6.9
Spain	31,694	31,525	34.0

Total other	64,433	65,447	70.6

Total	$91,372	$92,719	100.0%

December 31, 2011:		Estimated
	Amortized Cost	Fair Value	% of Total
Financial institutions:
Ireland	$4,084	$4,397	5.9%
Spain	25,565	20,378	27.6

Total financial institutions	29,649	24,775	33.5

Other:
Ireland	12,474	13,149	17.8
Italy	2,898	2,808	3.8
Spain	34,459	33,137	44.9

Total other	49,831	49,094	66.5

Total	$79,480	$73,869	100.0%

Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale

The following table presents the total gross unrealized losses for the 618 and 940 fixed maturity and equity securities as of September 30, 2012 and December 31, 2011, respectively, where the estimated fair value had declined and remained below amortized cost by the indicated amount (dollars in thousands):

	September 30, 2012		December 31, 2011
	Gross Unrealized Losses	% of Total	Gross Unrealized Losses	% of Total
Less than 20%	$55,930	36.4%	$131,155	44.8%
20% or more for less than six months	509	0.3	51,503	17.6
20% or more for six months or greater	97,261	63.3	109,828	37.6

Total	$153,700	100.0%	$292,486	100.0%

As of September 30, 2012 and December 31, 2011, respectively, 52.8% and 65.3% of these gross unrealized losses were associated with investment grade securities. The unrealized losses on these securities decreased primarily due to a decline in interest rates since December 31, 2011.

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

The following tables present the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for 618 and 940 fixed maturity and equity securities that have estimated fair values below amortized cost as of September 30, 2012 and December 31, 2011, respectively (dollars in thousands). These investments are presented by class and grade of security, as well as the length of time the related market value has remained below amortized cost.

	Less than 12 months		12 months or greater		Total
September 30, 2012:	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Investment grade securities:
Corporate securities	$436,908	$7,947	$168,366	$26,006	$605,274	$33,953
Canadian and Canadian provincial governments	589	2	--	--	589	2
Residential mortgage-backed securities	21,365	113	21,236	4,763	42,601	4,876
Asset-backed securities	55,260	1,286	101,691	20,960	156,951	22,246
Commercial mortgage-backed securities	117,736	1,350	40,110	9,546	157,846	10,896
U.S. government and agencies	6,715	18	--	--	6,715	18
State and political subdivisions	2,885	1,272	18,409	4,940	21,294	6,212
Other foreign government, supranational and foreign government-sponsored enterprises	53,671	1,068	16,589	1,025	70,260	2,093

Total investment grade securities	695,129	13,056	366,401	67,240	1,061,530	80,296

Non-investment grade securities:
Corporate securities	133,893	4,330	63,817	6,341	197,710	10,671
Residential mortgage-backed securities	7,774	55	4,304	530	12,078	585
Asset-backed securities	--	--	18,244	11,955	18,244	11,955
Commercial mortgage-backed securities	12,157	492	60,373	48,867	72,530	49,359

Total non-investment grade securities	153,824	4,877	146,738	67,693	300,562	72,570

Total fixed maturity securities	$848,953	$17,933	$513,139	$134,933	$1,362,092	$152,866

Non-redeemable preferred stock	$734	$6	$6,744	$828	$7,478	$834

Total equity securities	$734	$6	$6,744	$828	$7,478	$834

	Less than 12 months		12 months or greater		Total
December 31, 2011:	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Investment grade securities:
Corporate securities	$790,758	$40,180	$286,244	$63,117	$1,077,002	$103,297
Canadian and Canadian provincial
governments	3,094	29	--	--	3,094	29
Residential mortgage-backed securities	128,622	3,549	58,388	10,382	187,010	13,931
Asset-backed securities	101,263	3,592	93,910	29,036	195,173	32,628
Commercial mortgage-backed securities	109,455	3,538	58,979	22,001	168,434	25,539
U.S. government and agencies	1,764	61	--	--	1,764	61
State and political subdivisions	21,045	1,845	12,273	1,268	33,318	3,113
Other foreign government, supranational and foreign government-sponsored enterprises	148,416	1,085	16,588	2,491	165,004	3,576

Total investment grade securities	1,304,417	53,879	526,382	128,295	1,830,799	182,174

Non-investment grade securities:
Corporate securities	212,795	10,852	47,310	11,222	260,105	22,074
Residential mortgage-backed securities	23,199	712	10,459	1,781	33,658	2,493
Asset-backed securities	2,363	940	21,275	20,107	23,638	21,047
Commercial mortgage-backed securities	34,918	7,220	62,357	46,730	97,275	53,950
State and political subdivisions	4,000	228	--	--	4,000	228

Total non-investment grade securities	277,275	19,952	141,401	79,840	418,676	99,792

Total fixed maturity securities	$1,581,692	$73,831	$667,783	$208,135	$2,249,475	$281,966

Non-redeemable preferred stock	$19,516	$4,478	$15,694	$4,504	$35,210	$8,982
Other equity securities	1,662	602	5,905	936	7,567	1,538

Total equity securities	$21,178	$5,080	$21,599	$5,440	$42,777	$10,520

As of September 30, 2012, the Company does not intend to sell these fixed maturity securities and does not believe it is more likely than not that it will be required to sell these fixed maturity securities before the recovery of the fair value up to the current amortized cost of the investment, which may be maturity. However, unforeseen facts and circumstances may cause the Company to sell fixed maturity securities in the ordinary course of managing its portfolio to meet certain diversification, credit quality, asset-liability management and liquidity guidelines.

As of September 30, 2012, the Company has the ability and intent to hold the equity securities until the recovery of the fair value up to the current cost of the investment. However, unforeseen facts and circumstances may cause the Company to sell equity securities in the ordinary course of managing its portfolio to meet certain diversification, credit quality and liquidity guidelines.

Unrealized losses on non-investment grade securities are principally related to asset-backed securities, residential mortgage-backed securities and commercial mortgage-backed securities and were the result of wider credit spreads resulting from higher risk premiums since the time of initial purchase, largely due to macroeconomic conditions and credit market deterioration, including the impact of lower real estate valuations. As of September 30, 2012 and December 31, 2011, approximately $61.4 million and $68.6 million, respectively, of gross unrealized losses greater than 12 months was associated with non-investment grade asset and mortgage-backed securities. This class of securities was evaluated based on actual and projected collateral losses relative to the securities’ positions in the respective securitization trusts and security specific expectations of cash flows. This evaluation also takes into consideration credit enhancement, measured in terms of (i) subordination from other classes of securities in the trust that are contractually obligated to absorb losses before the class of security the Company owns, and (ii) the expected impact of other structural features embedded in the securitization trust beneficial to the class of securities the Company owns, such as overcollateralization and excess spread.

Purchased Credit Impaired Fixed Maturity Securities Available-for-Sale

In the third quarter of 2012, the Company began purchasing certain residential mortgage-backed securities that had experienced deterioration in credit quality since their issuance. Securities acquired with evidence of credit quality deterioration since origination and for which it is probable at the acquisition date that the Company will be unable to collect all contractually required payments are classified as purchased credit impaired securities. For each security, the excess of the cash flows expected to be collected as of the acquisition date over its acquisition date fair value is referred to as the accretable yield and is recognized as net investment income on an effective yield basis. At the date of acquisition, the timing and amount of the cash flows expected to be collected was determined based on a best estimate using key assumptions, such as interest rates, default rates and prepayment speeds. If subsequently, based on current information and events, it is probable that there is a significant increase in cash flows previously expected to be collected or if actual cash flows are significantly greater than cash flows previously expected to be collected, the accretable yield is adjusted prospectively. The excess of the contractually required payments (including interest) as of the acquisition date over the cash flows expected to be collected as of the acquisition date is referred to as the nonaccretable difference, and this amount is not expected to be realized as net investment income. Decreases in cash flows expected to be collected can result in OTTI.

The following tables present information on the Company’s purchased credit impaired securities, which are included in fixed maturity securities available-for-sale (dollars in thousands):

September 30, 2012
Outstanding principal and interest balance(1)	$36,090
Carrying value, including accrued interest(2)	$31,196

(1)	Represents the contractually required payments which is the sum of contractual principal, whether or not currently due, and accrued interest.
(2)	Estimated fair value plus accrued interest.

The following table presents information about purchased credit impaired investments acquired during the nine months ended September 30, 2012 (dollars in thousands).

At Date of Acquisition
Contractually required payments (including interest)	$50,268
Cash flows expected to be collected(1)	$42,316
Fair value of investments acquired	$30,853

(1)	Represents undiscounted principal and interest cash flow expectations at the date of acquisition.

The following table presents activity for the accretable yield on purchased credit impaired securities for the nine months ended September 30, 2012 (dollars in thousands):

Nine months ended September 30, 2012
Balance, beginning of period	$--
Investments purchased	11,463
Accretion	(6)

Balance, end of period	$11,457

Mortgage Loans on Real Estate

Mortgage loans represented approximately 6.7% and 3.8% of the Company’s cash and invested assets as of September 30, 2012 and December 31, 2011, respectively. The Company makes mortgage loans on income producing properties, such as apartments, retail and office buildings, light warehouses and light industrial facilities. Loan-to-value ratios at the time of loan approval are 75% or less. The distribution of mortgage loans, gross of valuation allowances, by property type is as follows as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	September 30, 2012		December 31, 2011
Property type:	Recorded Investment	Percentage of Total	Recorded Investment	Percentage of Total
Apartment	$238,365	10.5%	$124,674	12.4%
Retail	618,896	27.3	335,745	33.5
Office building	803,889	35.4	264,584	26.4
Industrial	454,215	20.0	200,762	20.0
Other commercial	154,849	6.8	77,759	7.7

Total	$2,270,214	100.0%	$1,003,524	100.0%

As of September 30, 2012 and December 31, 2011, the Company’s mortgage loans, gross of valuation allowances, were distributed throughout the United States as follows (dollars in thousands):

	September 30, 2012		December 31, 2011
	Recorded Investment	Percentage of Total	Recorded Investment	Percentage of Total
Pacific	$613,425	27.0%	$269,922	26.9%
South Atlantic	470,722	20.7	233,534	23.3
Mountain	198,443	8.7	116,224	11.6
Middle Atlantic	311,192	13.7	86,590	8.6
West North Central	155,745	6.9	69,789	7.0
East North Central	221,085	9.7	92,861	9.2
West South Central	147,177	6.5	58,506	5.8
East South Central	60,121	2.7	40,767	4.1
New England	92,304	4.1	35,331	3.5

Total	$2,270,214	100.0%	$1,003,524	100.0%

The maturities of the mortgage loans, gross of valuation allowances, as of September 30, 2012 and December 31, 2011 are as follows (dollars in thousands):

	September 30, 2012	December 31, 2011
Due one year through five years	$1,234,191	$493,027
Due after five years	731,618	299,252
Due after ten years	304,405	211,245

Total	$2,270,214	$1,003,524

Information regarding the Company’s credit quality indicators for its recorded investment in mortgage loans, gross of valuation allowances, as of September 30, 2012 and December 31, 2011 is as follows (dollars in thousands):

Internal credit risk grade:	September 30, 2012	December 31, 2011
High investment grade	$1,153,162	$252,333
Investment grade	871,508	526,608
Average	134,205	105,177
Watch list	73,977	91,037
In or near default	37,362	28,369

Total	$2,270,214	$1,003,524

The age analysis of the Company’s past due recorded investment in mortgage loans, gross of valuation allowances, as of September 30, 2012 and December 31, 2011 is as follows (dollars in thousands):

	September 30, 2012	December 31, 2011
31-60 days past due	$16,627	$21,800
61-90 days past due	--	--
Greater than 90 days	16,298	20,316

Total past due	32,925	42,116
Current	2,237,289	961,408

Total	$2,270,214	$1,003,524

The following table presents the recorded investment in mortgage loans, by method of evaluation of credit loss, and the related valuation allowances, by type of credit loss, at (dollars in thousands):

	September 30, 2012	December 31, 2011
Mortgage loans:
Evaluated individually for credit losses	$44,394	$60,904
Evaluated collectively for credit losses	2,225,820	942,620

Mortgage loans, gross of valuation allowances	2,270,214	1,003,524

Valuation allowances:
Specific for credit losses	8,343	8,188
Non-specifically identified credit losses	4,990	3,605

Total valuation allowances	13,333	11,793

Mortgage loans, net of valuation allowances	$2,256,881	$991,731

Information regarding the Company’s loan valuation allowances for mortgage loans for the three months ended September 30, 2012 and 2011 is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Balance, beginning of period	$11,011	$7,692	$11,793	$6,239
Charge-offs	(526)	--	(4,595)	(1,157)
Provision	2,848	2,370	6,135	4,980

Balance, end of period	$13,333	$10,062	$13,333	$10,062

Information regarding the portion of the Company’s mortgage loans that were impaired as of September 30, 2012 and December 31, 2011 is as follows (dollars in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Carrying Value
September 30, 2012:
Impaired mortgage loans with no valuation allowance recorded	$13,127	$12,585	$--	$12,585
Impaired mortgage loans with valuation allowance recorded	31,939	31,809	8,343	23,466

Total impaired mortgage loans	$45,066	$44,394	$8,343	$36,051

December 31, 2011:
Impaired mortgage loans with no valuation allowance recorded	$32,088	$31,496	$--	$31,496
Impaired mortgage loans with valuation allowance recorded	29,724	29,408	8,188	21,220

Total impaired mortgage loans	$61,812	$60,904	$8,188	$52,716

The Company’s average investment in impaired mortgage loans and the related interest income are reflected in the table below for the periods indicated (dollars in thousands):

	Three Months Ended
	September 30, 2012		September 30, 2011
	Average Investment(1)	Interest Income	Average Investment(1)	Interest Income
Impaired mortgage loans with no valuation allowance recorded	$11,054	$109	$4,706	$32
Impaired mortgage loans with valuation allowance recorded	35,047	461	31,351	202

Total	$46,101	$570	$36,057	$234

	Nine Months Ended
	September 30, 2012		September 30, 2011
	Average Investment(1)	Interest Income	Average Investment(1)	Interest Income
Impaired mortgage loans with no valuation allowance recorded	$16,312	$305	$11,228	$102
Impaired mortgage loans with valuation allowance recorded	36,178	1,180	25,046	678

Total	$52,490	$1,485	$36,274	$780

(1)	Average recorded investment represents the average loan balances as of the beginning of period and all subsequent quarterly end of period balances.

The Company did not acquire any impaired mortgage loans during the nine months ended September 30, 2012 and 2011. The Company had $16.3 million and $20.3 million of mortgage loans, gross of valuation allowances, that were on nonaccrual status at September 30, 2012 and December 31, 2011, respectively.

Other Invested Assets

Other invested assets include equity securities, limited partnership interests, structured loans and derivative contracts. Other invested assets represented approximately 3.7% and 3.9% of the Company’s cash and invested assets as of September 30, 2012 and December 31, 2011, respectively. Carrying values of these assets as of September 30, 2012 and December 31, 2011 are as follows (dollars in thousands):

	September 30, 2012	December 31, 2011
Equity securities	$209,272	$113,900
Limited partnerships and joint ventures	350,643	251,315
Structured loans	341,795	281,022
Derivatives	212,322	257,050
Other	122,584	109,254

Total other invested assets	$1,236,616	$1,012,541

Investments Transferred to the Company

During the second quarter of 2012, the Company added a large fixed deferred annuity reinsurance transaction in its U.S. Asset Intensive sub-segment. This transaction increased the Company’s invested asset base by approximately $5.4 billion which was reflected on the condensed consolidated balance sheet as of June 30, 2012 as an investment receivable. In satisfaction of this investment receivable, the Company received the following on July 31, 2012 and August 3, 2012 (dollars in thousands):

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

The securities transferred to the Company related to the transaction are considered a non-cash transaction in the condensed consolidated statement of cash flows.

5.        Derivative Instruments

The following table presents the notional amounts and fair value of derivative instruments as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	September 30, 2012			December 31, 2011
	Notional	Carrying Value/Fair Value		Notional	Carrying Value/Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps(1)	$2,236,718	$306,774	$174,741	$2,748,317	$184,842	$18,702
Financial futures(1)	204,424	--	--	277,814	--	--
Foreign currency forwards(1)	44,400	4,052	36	24,400	4,560	--
Consumer price index swaps(1)	102,742	817	--	101,069	766	--
Credit default swaps(1)	640,500	1,308	3,770	649,500	1,313	10,949
Equity options(1)	696,776	73,659	--	510,073	90,106	--
Synthetic guaranteed investment contracts (“GICs”)(1)	1,913,202	--	--	--	--	--
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements(2)	--	--	320,501	--	--	361,456
Indexed annuity products(3)	--	4,192	751,112	--	4,945	751,523
Variable annuity products(3)	--	--	202,693	--	--	276,718

Total non-hedging derivatives	5,838,762	390,802	1,452,853	4,311,173	286,532	1,419,348

Derivatives designated as hedging instruments:
Interest rate swaps(1)	57,181	3,901	--	56,250	133	960
Foreign currency swaps(1)	629,512	--	32,757	621,578	286	23,996

Total hedging derivatives	686,693	3,901	32,757	677,828	419	24,956

Total derivatives	$6,525,455	$394,703	$1,485,610	$4,989,001	$286,951	$1,444,304

(1)	Carried on the Company’s condensed consolidated balance sheets in other invested assets or other liabilities, at fair value.
(2)	Embedded liability is included on the condensed consolidated balance sheets with the host contract in funds withheld at interest, at fair value.
(3)

Embedded liability is included on the condensed consolidated balance sheets with the host contract in interest-sensitive contract liabilities, at fair value. Embedded asset is included on the condensed consolidated balance sheets in reinsurance ceded receivables.

Accounting for Derivative Instruments and Hedging Activities

The Company does not enter into derivative instruments for speculative purposes. As discussed below under “Non-qualifying Derivatives and Derivatives for Purposes Other Than Hedging,” the Company uses various derivative instruments for risk management purposes that either do not qualify or have not been qualified for hedge accounting treatment, including derivatives used to economically hedge changes in the fair value of liabilities associated with the reinsurance of variable annuities with guaranteed living benefits. As of September 30, 2012 and December 31, 2011, the Company held interest rate swaps that were designated and qualified as cash flow hedges of interest rate risk. As of September 30, 2012 and December 31, 2011, the Company held foreign currency swaps that were designated and qualified as hedges of a portion of its net investment in its foreign operations. As of September 30, 2012 and December 31, 2011, the Company also had derivative instruments that were not designated as hedging instruments. See Note 2 – “Summary of Significant Accounting Policies” of the Company’s DAC Current Report for a detailed discussion of the accounting treatment for derivative instruments, including embedded derivatives. Derivative instruments are carried at fair value and generally require an insignificant amount of cash at inception of the contracts.

Fair Value Hedges

During the fourth quarter of 2011 the Company removed the fair value hedge designation for its interest rate swaps. However, prior to the fourth quarter of 2011 the Company designated and accounted for certain interest rate swaps that convert fixed rate investments to floating rate investments as fair value hedges when they meet the requirements of the general accounting principles for Derivatives and Hedging. The gain or loss on the hedged item attributable to the hedged benchmark interest rate and the offsetting gain or loss on the related interest rate swaps for the three and nine months ended September 30, 2011 were (dollars in thousands):

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

The following table presents the components of AOCI, before income tax, and the condensed consolidated income statement classification where the gain or loss is recognized related to cash flow hedges for the three and nine months ended September 30, 2012 (dollars in thousands):

	Three months ended September 30, 2012	Nine months ended September 30, 2012
Accumulated other comprehensive income (loss), balance beginning of period	$(719)	$(828)
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	(2,831)	(2,044)
Amounts reclassified to investment related gains (losses), net	--	--
Amounts reclassified to investment income	(351)	(1,029)

Accumulated other comprehensive income (loss), balance end of period	$(3,901)	$(3,901)

As of September 30, 2012, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $0.8 million. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to investment income over the term of the investment cash flows. There were no hedged forecasted transactions, other than the receipt or payment of variable interest payments on existing financial instruments, for the three and nine months ended September 30, 2012. The Company had no derivative instruments that were designated and qualified as cash flow hedges for the three and nine months ended September 30, 2011.

The following table presents the effects of derivatives in cash flow hedging relationships on the condensed consolidated statements of income and AOCI for the three and nine months ended September 30, 2012 (dollars in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Deferred in AOCI on Derivatives	Amount and Location of Gains (Losses) Reclassified from AOCI into Income (Loss)		Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)		(Ineffective Portion and Amounts Excluded from Effectiveness Testing)

		Investment Related Gains (Losses)	Investment Income	Investment Related Gains (Losses)	Investment Income
For the three months ended September 30, 2012:
Interest rate swaps	$(2,831)	$--	$351	$(3)	$--

For the nine months ended September 30, 2012:
Interest rate swaps	$(2,044)	$--	$1,029	$--	$--

Hedges of Net Investments in Foreign Operations

The Company uses foreign currency swaps to hedge a portion of its net investment in certain foreign operations against adverse movements in exchange rates. The following table illustrates the Company’s net investments in foreign operations (“NIFO”) hedges for the three and nine months ended September 30, 2012 and 2011 (dollars in thousands):

	Derivative Gains (Losses) Deferred in AOCI
	For the three months ended		For the nine months ended
Type of NIFO Hedge (1) (2)	2012	2011	2012	2011
Foreign currency swaps	$(19,454)	$50,974	$(23,457)	$25,954

(1)

There were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from accumulated other comprehensive income (loss) into investment income during the periods presented.

(2)	There was no ineffectiveness recognized for the Company’s hedges of net investments in foreign operations.

The cumulative foreign currency translation gain (loss) recorded in AOCI related to these hedges was $(19.4) million and $4.1 million at September 30, 2012 and December 31, 2011, respectively. If a foreign operation was sold or substantially liquidated, the amounts in AOCI would be reclassified to the condensed consolidated statements of income. A pro rata portion would be reclassified upon partial sale of a foreign operation.

Non-qualifying Derivatives and Derivatives for Purposes Other Than Hedging

The Company uses various other derivative instruments for risk management purposes that either do not qualify or have not been qualified for hedge accounting treatment, including derivatives used to economically hedge changes in the fair value of liabilities associated with the reinsurance of variable annuities with guaranteed living benefits. The gain or loss related to the change in fair value for these derivative instruments is recognized in investment related gains (losses), in the condensed consolidated statements of income, except where otherwise noted. For the three months ended September 30, 2012 and 2011, the Company recognized investment related gains (losses) of $(20.6) million and $200.8 million, respectively, and $(31.8) million and $203.4 million for the nine months ended September 30, 2012 and 2011, respectively, related to derivatives (not including embedded derivatives) that do not qualify or have not been qualified for hedge accounting.

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

The Company’s maximum amount at risk on credit default swaps, assuming the value of the underlying referenced securities is zero, was $622.5 million and $614.0 million at September 30, 2012 and December 31, 2011, respectively.

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

Embedded Derivatives

The Company has certain embedded derivatives which are required to be separated from their host contracts and reported as derivatives. Host contracts include reinsurance treaties structured on a modified coinsurance (“modco”) or funds withheld basis. Changes in fair values of embedded derivatives on modco or funds withheld treaties are net of an increase (decrease) in investment related gains, net of $(6.2) million and $25.4 million for the three months and $(63.4) million and $1.1 million for the nine months ended September 30, 2012 and 2011, respectively, associated with the Company’s own credit risk. Changes in fair values of embedded derivatives on variable annuity contracts are net of an increase (decrease) in investment related gains (losses), net of $(28.3) million and $23.2 million for the three and nine months ended September 30, 2012, respectively, associated with the Company’s own credit risk. Additionally, the Company reinsures equity-indexed annuity and variable annuity contracts with benefits that are considered embedded derivatives, including guaranteed minimum withdrawal benefits, guaranteed minimum accumulation benefits, and guaranteed minimum income benefits. The related gains (losses) and the effect on net income after amortization of deferred acquisition costs (“DAC”) and income taxes for the three months ended September 30, 2012 and 2011 are reflected in the following table (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Embedded derivatives in modco or funds withheld arrangements included in investment related gains	$54,836	$(102,574)	$40,955	$(1,514)
After the associated amortization of DAC and taxes, the related amounts included in net income	11,228	(22,403)	10,563	568
Embedded derivatives in variable annuity contracts included in investment related gains	2,579	(260,239)	74,025	(253,445)
After the associated amortization of DAC and taxes, the related amounts included in net income	1,588	(25,263)	494	(23,876)
Amounts related to embedded derivatives in equity-indexed annuities included in benefits and expenses	(33,821)	14,360	(26,422)	(58,987)
After the associated amortization of DAC and taxes, the related amounts included in net income	(22,529)	23,002	6,465	(26,840)

Non-hedging Derivatives

A summary of the effect of non-hedging derivatives, including embedded derivatives, on the Company’s income statement for the three and nine months ended September 30, 2012 and 2011 is as follows (dollars in thousands):

		Gain (Loss) for the Three Months Ended
		September 30,
Type of Non-hedging Derivative	Income Statement Location of Gain (Loss)	2012	2011
Interest rate swaps	Investment related gains (losses), net	$(1,437)	$142,907
Financial futures	Investment related gains (losses), net	(3,977)	36,217
Foreign currency forwards	Investment related gains (losses), net	519	1,374
CPI swaps	Investment related gains (losses), net	422	(219)
Credit default swaps	Investment related gains (losses), net	7,817	(10,018)
Equity options	Investment related gains (losses), net	(23,916)	30,530
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	Investment related gains (losses), net	54,836	(102,574)
Indexed annuity products	Policy acquisition costs and other insurance expenses	(224)	(3,172)
Indexed annuity products	Interest credited	(33,597)	17,531
Variable annuity products	Investment related gains (losses), net	2,579	(260,239)

Total non-hedging derivatives		$3,022	$(147,663)

		Gain (Loss) for the Nine Months Ended
		September 30,
Type of Non-hedging Derivative	Income Statement Location of Gain (Loss)	2012	2011
Interest rate swaps	Investment related gains (losses), net	$24,553	$157,520
Financial futures	Investment related gains (losses), net	(10,312)	21,920
Foreign currency forwards	Investment related gains (losses), net	(574)	1,114
CPI swaps	Investment related gains (losses), net	(1,811)	1,096
Credit default swaps	Investment related gains (losses), net	14,835	(8,138)
Equity options	Investment related gains (losses), net	(58,532)	29,880
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	Investment related gains (losses), net	40,955	(1,514)
Indexed annuity products	Policy acquisition costs and other insurance expenses	(363)	8,947
Indexed annuity products	Interest credited	(26,059)	(67,935)
Variable annuity products	Investment related gains (losses), net	74,025	(253,445)

Total non-hedging derivatives		$56,717	$(110,555)

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

The Company’s credit exposure related to derivative contracts is generally limited to the fair value at the reporting date plus or minus any collateral posted or held by the Company. Information regarding the Company’s credit exposure related to its over-the-counter derivative contracts and margin account for exchange-traded futures at September 30, 2012 and December 31, 2011 are reflected in the following table (dollars in thousands):

	September 30, 2012	December 31, 2011
Estimated fair value of derivatives in net asset position	$179,206	$227,399
Securities pledged to counterparties as collateral(1)	35,093	27,052
Cash pledged from counterparties as collateral(2)	(178,584)	(241,480)
Securities pledged from counterparties as collateral(3)	(25,049)	(997)

Net credit exposure	$10,666	$11,974

Margin account related to exchange-traded futures(4)	$5,376	$18,153

(1)	Consists of U.S. Treasury securities, included in other invested assets.
(2)	Included in cash and cash equivalents, with obligation to return cash collateral recorded in other liabilities.
(3)	Consists of U.S. Treasury securities.
(4)	Included in cash and cash equivalents.

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

Assets and Liabilities by Hierarchy Level

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 are summarized below (dollars in thousands):

September 30, 2012:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
Corporate securities	$11,899,722	$52,993	$10,339,456	$1,507,273
Canadian and Canadian provincial governments	4,091,883	--	4,091,883	--
Residential mortgage-backed securities	1,055,808	--	1,006,449	49,359
Asset-backed securities	572,700	--	383,110	189,590
Commercial mortgage-backed securities	1,740,391	--	1,573,323	167,068
U.S. government and agencies securities	284,857	212,636	67,655	4,566
State and political subdivision securities	287,417	--	240,467	46,950
Other foreign government supranational and foreign government-sponsored enterprises	1,725,636	228,478	1,497,158	--

Total fixed maturity securities – available-for-sale	21,658,414	494,107	19,199,501	1,964,806
Funds withheld at interest – embedded derivatives	(320,501)	--	--	(320,501)
Cash equivalents	1,025,410	1,025,410	--	--
Short-term investments	44,556	--	22,495	22,061
Other invested assets:
Non-redeemable preferred stock	74,680	63,874	10,806	--
Other equity securities	134,592	134,592	--	--
Derivatives:
Interest rate swaps	136,211	--	136,211	--
Foreign currency forwards	4,016	--	4,016	--
CPI swaps	817	--	817	--
Credit default swaps	(2,381)	--	(2,381)	--
Equity options	73,659	--	73,659	--
Collateral	37,202	34,598	2,604	--
Other	37,056	37,056	--	--

Total other invested assets	495,852	270,120	225,732	--
Reinsurance ceded receivable – embedded derivatives	4,192	--	--	4,192

Total	$22,907,923	$1,789,637	$19,447,728	$1,670,558

Liabilities:
Interest sensitive contract liabilities – embedded derivatives	$953,804	$--	$--	$953,804
Other liabilities:
Derivatives:
Interest rate swaps	277	--	277	--
Credit default swaps	81	--	81	--
Foreign currency swaps	32,757	--	32,757	--

Total other liabilities	33,115	--	33,115	--

Total	$986,919	$--	$33,115	$953,804

December 31, 2011:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
Corporate securities	$7,461,106	$76,097	$6,410,840	$974,169
Canadian and Canadian provincial governments	3,869,933	--	3,869,933	--
Residential mortgage-backed securities	1,227,234	--	1,145,579	81,655
Asset-backed securities	401,991	--	208,499	193,492
Commercial mortgage-backed securities	1,242,219	--	1,126,243	115,976
U.S. government and agencies securities	374,002	300,514	73,488	--
State and political subdivision securities	205,386	12,894	182,119	10,373
Other foreign government, supranational and foreign government-sponsored enterprises	1,419,079	223,440	1,195,639	--

Total fixed maturity securities – available-for-sale	16,200,950	612,945	14,212,340	1,375,665
Funds withheld at interest – embedded derivatives	(361,456)	--	--	(361,456)
Cash equivalents	504,522	504,522	--	--
Short-term investments	46,671	37,155	9,516	--
Other invested assets:
Non-redeemable preferred stock	78,183	58,906	19,277	--
Other equity securities	35,717	5,308	18,920	11,489
Derivatives:
Interest rate swaps	168,484	--	168,484	--
Foreign currency forwards	4,560	--	4,560	--
CPI swaps	766	--	766	--
Credit default swaps	(4,003)	--	(4,003)	--
Equity options	87,243	--	87,243	--
Collateral	32,622	27,052	5,570	--
Other	59,373	59,373	--	--

Total other invested assets	462,945	150,639	300,817	11,489
Reinsurance ceded receivable – embedded derivatives	4,945	--	--	4,945

Total	$16,858,577	$1,305,261	$14,522,673	$1,030,643

Liabilities:
Interest sensitive contract liabilities – embedded derivatives	$1,028,241	$--	$--	$1,028,241
Other liabilities:
Derivatives:
Interest rate swaps	3,171	--	3,171	--
Credit default swaps	5,633	--	5,633	--
Equity options	(2,864)	--	(2,864)	--
Foreign currency swaps	23,710	--	23,710	--

Total other liabilities	29,650	--	29,650	--

Total	$1,057,891	$--	$29,650	$1,028,241

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

The Company performs initial and ongoing analysis and review of the various techniques utilized in determining fair value to ensure that the valuation approaches utilized are appropriate and consistently applied, and that the various assumptions are reasonable. The Company also performs ongoing analysis and review of the information and prices received from third parties to ensure that the prices represent a reasonable estimate of the fair value and to monitor controls around pricing, which includes quantitative and qualitative analysis and is overseen by the Company’s investment and accounting personnel. Examples of procedures performed include, but are not limited to, review of pricing trends, comparison of a sample of executed prices of securities sold to the fair value estimates, comparison of fair value estimates to management’s knowledge of the current market, and ongoing confirmation that third party pricing services use, wherever possible, market-based parameters for valuation. In addition, the Company utilizes both internal and external cash flow models to analyze the reasonableness of fair values utilizing credit spread and other market assumptions, where appropriate. As a result of the analysis, if the Company determines there is a more appropriate fair value based upon the available market data, the price received from the third party is adjusted accordingly. The Company also determines if the inputs used in estimated fair values received from pricing services are observable by assessing whether these inputs can be corroborated by observable market data.

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

For assets and liabilities reported at fair value, the Company utilizes when available, fair values based on quoted prices in active markets that are regularly and readily obtainable. Generally, these are very liquid investments and the valuation does not require management judgment. When quoted prices in active markets are not available, fair value is based on market valuation techniques, market comparable pricing and the income approach. The use of different techniques, assumptions and inputs may have a material effect on the estimated fair values of the Company’s securities holdings. For the quarters ended September 30, 2012 and 2011, the application of market standard valuation techniques applied to similar assets and liabilities has been consistent.

The methods and assumptions the Company uses to estimate the fair value of assets and liabilities measured at fair value on a recurring basis are summarized below.

Fixed Maturity Securities – The fair values of the Company’s publicly-traded fixed maturity securities are generally based on prices obtained from independent pricing services. Prices from pricing services are sourced from multiple vendors, and a vendor hierarchy is maintained by asset type based on historical pricing experience and vendor expertise. The Company generally receives prices from multiple pricing services for each security, but ultimately uses the price from the pricing service highest in the vendor hierarchy based on the respective asset type. To validate reasonableness, prices are periodically reviewed as explained above. Consistent with the fair value hierarchy described above, securities with validated quotes from pricing services are generally reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs. If the pricing information received from third party pricing services is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process with the pricing service.

If the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of market activity, non-binding broker quotes are used, if available. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may override the information from the pricing service or broker with an internally developed valuation; however, this occurs infrequently. Internally developed valuations or non-binding broker quotes are also used to determine fair value in circumstances where vendor pricing is not available. These estimates may use significant unobservable inputs, which reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset. Circumstances where observable market data are not available may include events such as market illiquidity and credit events related to the security. Pricing service overrides, internally developed valuations and non-binding broker quotes are generally based on significant unobservable inputs and are reflected as Level 3 in the valuation hierarchy.

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

Embedded Derivatives – For embedded derivative liabilities associated with the underlying products in reinsurance treaties, primarily equity-indexed and variable annuity treaties, the Company utilizes a discounted cash flow model, which includes an estimate of future equity option purchases and an adjustment for the Company’s own credit risk. The variable annuity embedded derivative calculations are performed by third parties based on methodology and input assumptions provided by the Company. To validate the reasonableness of the resulting fair value, the Company’s internal actuaries perform reviews and analytical procedures on the results. The capital market inputs to the model, such as equity indexes, short-term equity volatility and interest rates, are generally observable. The valuation also requires certain significant inputs, which are generally not observable and accordingly, the valuation is considered Level 3 in the fair value hierarchy, see “Level 3 Measurements and Transfers” below for a description.

The fair value of embedded derivatives associated with funds withheld reinsurance treaties is determined based upon a total return swap technique with reference to the fair value of the investments held by the ceding company that support the Company’s funds withheld at interest asset with an adjustment for the Company’s own credit risk. The fair value of the underlying assets is generally based on market observable inputs using industry standard valuation techniques. The valuation also requires certain significant inputs, which are generally not observable and accordingly, the valuation is considered Level 3 in the fair value hierarchy, see “Level 3 Measurements and Transfers” below for a description.

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

Cash Equivalents and Short-Term Investments – Cash equivalents and short-term investments include money market instruments, commercial paper and other highly liquid debt instruments. Money market instruments are generally valued using unadjusted quoted prices in active markets that are accessible for identical assets and are primarily classified as Level 1. The fair value of certain other short-term investments, such as floating rate notes and bonds with original maturities less then twelve months, are based upon other market observable data and are typically classified as Level 2. However, certain short-term investments may incorporate significant unobservable inputs resulting in a Level 3 classification. Various time deposits carried as cash equivalents or short-term investments are not measured at estimated fair value and therefore are excluded from the tables presented.

Equity Securities – Equity securities consist principally of exchange-traded funds and preferred stock of publicly and privately traded companies. The fair values of publicly traded equity securities are primarily based on quoted market prices in active markets and are classified within Level 1 in the fair value hierarchy. The fair values of preferred equity securities, for which quoted market prices are not readily available, are based on prices obtained from independent pricing services and these securities are generally classified within Level 2 in the fair value hierarchy.

Derivative Assets and Derivative Liabilities – All of the derivative instruments utilized by the Company are classified within Level 2 on the fair value hierarchy. These derivatives are principally valued using an income approach. Valuations of interest rate contracts, non-option-based, are based on present value techniques, which utilize significant inputs that may include the swap yield curve, LIBOR basis curves, and repurchase rates. Valuations of foreign currency contracts, non-option-based, are based on present value techniques, which utilize significant inputs that may include the swap yield curve, LIBOR basis curves, currency spot rates, and cross currency basis curves. Valuations of credit contracts, non-option-based, are based on present value techniques, which utilize significant inputs that may include the swap yield curve, credit curves, and recovery rates. Valuations of equity market contracts, non-option-based, are based on present value techniques, which utilize significant inputs that may include the swap yield curve, spot equity index levels, and dividend yield curves. Valuations of equity market contracts, option-based, are based on option pricing models, which utilize significant inputs that may include the swap yield curve, spot equity index levels, dividend yield curves, and equity volatility. The Company does not currently have derivatives included in Level 3 measurement.

Level 3 Measurements and Transfers

As of September 30, 2012 and December 31, 2011, respectively, the Company classified approximately 9.1% and 8.5% of its fixed maturity securities in the Level 3 category. These securities primarily consist of private placement corporate securities with inactive trading markets. Additionally, the Company has included asset-backed securities with sub-prime exposure and mortgage-backed securities with below investment grade ratings in the Level 3 category due to market uncertainty associated with these securities and the Company’s utilization of information from third parties for the valuation of these securities.

The significant unobservable inputs used in the fair value measurement of the Company’s corporate, sovereign, government-backed, other political subdivision and short-term securities are probability of default, liquidity premium, subordination premium and loss severity in the event of default. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumptions used for the liquidity premium, subordination premium and loss severity. For securities with a fair value derived using the market comparable pricing valuation technique, liquidity premium is the only significant unobservable input.

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

The actuarial assumptions used in the fair value of embedded derivatives which include assumptions related to lapses, withdrawals, and mortality, are based on experience studies performed by the Company in combination with available industry information and are reviewed on a periodic basis, at least annually. The significant unobservable inputs used in the fair value measurement of embedded derivatives are assumptions associated with policyholder experience and selected capital market assumptions for equity-indexed and variable annuities. The selected capital market assumptions, which include long-term implied volatilities, are based on observable historical information. Changes in interest rates, equity indices, equity volatility, the Company’s own credit risk, and actuarial assumptions regarding policyholder experience may result in significant fluctuations in the value of embedded derivatives.

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

The following table presents quantitative information about significant unobservable inputs used in Level 3 fair value measurements that are developed by the Company as of September 30, 2012 (dollars in thousands):

September 30, 2012:	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets:
State and political subdivision securities	$15,186	Market comparable securities	Liquidity premium	1%

Corporate securities	431,187	Market comparable securities	Liquidity premium	0-2% (1%)

Short-term investments	22,061	Market comparable securities	Liquidity premium	1%

Funds withheld at interest- embedded derivatives	(320,501)	Total return swap	Mortality	0-100% (1%)
			Lapse	0-35% (6%)
			Withdrawal	0-5% (3%)
			Own Credit	0-1% (1%)
			Crediting rate	2-4% (3%)
Reinsurance ceded receivable- embedded derivatives	4,192	Discounted cash flow	Mortality	0-100% (8%)
			Lapse	14-16% (15%)

September 30, 2012 (continued):		Valuation	Unobservable	Range
	Fair Value	Technique(s)	Input	(Weighted Average)
Liabilities:
Interest sensitive contract liabilities- embedded derivatives- indexed annuities	751,112	Discounted cash flow	Mortality Lapse Withdrawal Option budget projection	0-100% (1%) 0-35% (6%) 0-5% (3%) 2-4% (3%)

Interest sensitive contract liabilities- embedded derivatives- variable annuities	202,692	Discounted cash flow	Mortality Lapse Withdrawal Own Credit Long-term volatility	0-100% (2%) 0-25% (5%) 0-7% (3%) 0-1% (1%) 0-27% (16%)

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

Transfers from Level 1 to Level 2 are due to the lack of observable market data when pricing these securities, while transfers from Level 2 to Level 1 are due to an increase in the availability of market observable data in an active market. The following tables present the transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2012 and 2011 (dollars in thousands):

	Three months ended September 30,
	2012		2011
	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1
Fixed maturity securities - available-for-sale:
Corporate securities	$11,777	$--	$--	$--
State and political subdivision securities	--	--	--	5,485
Other foreign government, supranational and foreign government-sponsored enterprises	2,163	--	1,474	--

Total fixed maturity securities	13,940	--	1,474	5,485
Non-redeemable preferred stock	9,646	11,068	--	--

Total	$23,586	$11,068	$1,474	$5,485

	Nine months ended September 30,
	2012		2011
	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1
Fixed maturity securities - available-for-sale:
Corporate securities	$14,773	$4	$--	$--
U.S. government and agencies securities	--	11,152	23,065	--
State and political subdivision securities	12,794	--	--	5,485
Other foreign government, supranational and foreign government-sponsored enterprises	3,222	--	1,845	--

Total fixed maturity securities	30,789	11,156	24,910	5,485
Non-redeemable preferred stock	9,646	11,068	--	--
Other equity securities	--	--	2,290	--

Total	$40,435	$22,224	$27,200	$5,485

The tables below provide a summary of the changes in fair value of Level 3 assets and liabilities for the three and nine months ended September 30, 2012, as well as the portion of gains or losses included in income for the three and nine months ended September 30, 2012 attributable to unrealized gains or losses related to those assets and liabilities still held at September 30, 2012 (dollars in thousands):

For the three months ended September 30, 2012:	Fixed maturity securities - available-for-sale
		Residential		Commercial
		mortgage-		mortgage-
	Corporate	backed	Asset-backed	backed
	securities	securities	securities	securities
Fair value, beginning of period	$994,014	$49,591	$128,358	$115,733
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(4,846)	114	54	446
Investment related gains (losses), net	(1,059)	(187)	(3)	(2,088)
Claims & other policy benefits	--	--	--	--
Interest credited	--	--	--	--
Policy acquisition costs and other insurance expenses	--	--	--	--
Included in other comprehensive income	22,280	479	7,658	6,188
Purchases(1)	556,031	31,020	62,109	21,092
Sales(1)	(18,548)	(24,566)	(3,725)	--
Settlements(1)	(31,448)	(1,437)	(4,407)	(511)
Transfers into Level 3	1,293	1,804	5,006	26,208
Transfers out of Level 3	(10,444)	(7,459)	(5,460)	--

Fair value, end of period	$1,507,273	$49,359	$189,590	$167,068

Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period Included in earnings, net:
Investment income, net of related expenses	$(4,861)	$28	$40	$446
Investment related gains (losses), net	(223)	--	(242)	(2,088)
Claims & other policy benefits	--	--	--	--
Interest credited	--	--	--	--
Policy acquisition costs and other insurance expenses	--	--	--	--

For the three months ended September 30, 2012 (continued):	Fixed maturity securities - available-for-sale
	U.S.	State	Funds withheld
	Government	and political	at interest-
	and agencies	subdivision	embedded	Short-term
	securities	securities	derivatives	investments
Fair value, beginning of period	$--	$14,486	$(375,337)	$--
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(59)	1	--	(7)
Investment related gains (losses), net	--	(4)	54,836	--
Claims & other policy benefits	--	--	--	--
Interest credited	--	--	--	--
Policy acquisition costs and other insurance expenses	--	--	--	--
Included in other comprehensive income	(15)	3,433	--	54
Purchases(1)	4,640	--	--	22,014
Sales(1)	--	--	--	--
Settlements(1)	--	(116)	--	--
Transfers into Level 3	--	29,150	--	--
Transfers out of Level 3	--	--	--	--

Fair value, end of period	$4,566	$46,950	$(320,501)	$22,061

Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(59)	$1	$--	$(7)
Investment related gains (losses), net	--	--	54,836	--
Claims & other policy benefits	--	--	--	--
Interest credited	--	--	--	--
Policy acquisition costs and other insurance expenses	--	--	--	--

For the three months ended September 30, 2012 (continued):		Reinsurance	Interest sensitive
	Other invested	ceded receivable-	contract liabilities
	assets- other	embedded	embedded
	equity securities	derivatives	derivatives
Fair value, beginning of period	$3,227	$4,416	$(938,927)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	--	--	--
Investment related gains (losses), net	--	--	2,579
Claims & other policy benefits	--	--	213
Interest credited	--	--	(33,980)
Policy acquisition costs and other insurance expenses	--	(124)	--
Included in other comprehensive income	--	--	--
Purchases(1)	--	--	(8,502)
Sales(1)	--	--	--
Settlements(1)	--	(100)	24,813
Transfers into Level 3	--	--	--
Transfers out of Level 3	(3,227)	--	--

Fair value, end of period	$--	$4,192	$(953,804)

Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$--	$--	$--
Investment related gains (losses), net	--	--	427
Claims & other policy benefits	--	--	(23)
Interest credited	--	--	(58,621)
Policy acquisition costs and other insurance expenses	--	13	--

(1)     The amount reported within purchases, sales and settlements is the purchase price (for purchases) and the sales/settlement proceeds (for sales and settlements) based upon the actual date purchased or sold/settled. Items purchased and sold/settled in the same period are excluded from the rollforward. The Company had no issuances during the period.

For the nine months ended September 30, 2012:	Fixed maturity securities - available-for-sale
		Residential		Commercial
		mortgage-		mortgage-
	Corporate	backed	Asset-backed	backed
	securities	securities	securities	securities
Fair value, beginning of period	$974,169	$81,655	$193,492	$115,976
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(4,738)	413	497	1,579
Investment related gains (losses), net	(2,339)	(223)	(510)	(13,771)
Claims & other policy benefits	--	--	--	--
Interest credited	--	--	--	--
Policy acquisition costs and other insurance expenses	--	--	--	--
Included in other comprehensive income	31,940	1,886	16,135	17,436
Purchases(1)	645,466	31,602	64,121	21,092
Sales(1)	(45,833)	(40,790)	(11,627)	(1,552)
Settlements(1)	(84,819)	(5,139)	(11,510)	(568)
Transfers into Level 3	18,738	8,979	6,086	37,054
Transfers out of Level 3	(25,311)	(29,024)	(67,094)	(10,178)

Fair value, end of period	$1,507,273	$49,359	$189,590	$167,068

Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(4,747)	$283	$440	$1,579
Investment related gains (losses), net	(1,329)	(269)	(849)	(14,163)
Claims & other policy benefits	--	--	--	--
Interest credited	--	--	--	--
Policy acquisition costs and other insurance expenses	--	--	--	--

For the nine months ended September 30, 2012 (continued):	Fixed maturity securities - available-for-sale
	U.S.	State	Funds withheld
	Government	and political	at interest -
	and agencies	subdivision	embedded	Short-term
	securities	securities	derivatives	investments
Fair value, beginning of period	$--	$10,373	$(361,456)	$--
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(59)	5	--	(7)
Investment related gains (losses), net	--	(12)	40,955	--
Claims & other policy benefits	--	--	--	--
Interest credited	--	--	--	--
Policy acquisition costs and other insurance expenses	--	--	--	--
Included in other comprehensive income	(15)	4,666	--	54
Purchases(1)	4,640	--	--	22,014
Sales(1)	--	--	--	--
Settlements(1)	--	(162)	--	--
Transfers into Level 3	--	37,588	--	--
Transfers out of Level 3	--	(5,508)	--	--

Fair value, end of period	$4,566	$46,950	$(320,501)	$22,061

Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(59)	$5	$--	$(7)
Investment related gains (losses), net	--	--	40,955	--
Claims & other policy benefits	--	--	--	--
Interest credited	--	--	--	--
Policy acquisition costs and other insurance expenses	--	--	--	--

For the nine months ended September 30, 2012 (continued):		Reinsurance	Interest sensitive
	Other invested	ceded receivable-	contract liabilities
	assets- other	embedded	embedded
	equity securities	derivatives	derivatives
Fair value, beginning of period	$11,489	$4,945	$(1,028,241)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	--	--	--
Investment related gains (losses), net	1,098	--	74,025
Claims & other policy benefits	--	--	770
Interest credited	--	--	(27,348)
Policy acquisition costs and other insurance expenses	--	(449)	--
Included in other comprehensive income	843	--	--
Purchases(1)	108	--	(48,199)
Sales(1)	(3,788)	--	--
Settlements(1)	--	(304)	75,189
Transfers into Level 3	--	--	--
Transfers out of Level 3	(9,750)	--	--

Fair value, end of period	$--	$4,192	$(953,804)

Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$--	$--	$--
Investment related gains (losses), net	(183)	--	68,315
Claims & other policy benefits	--	--	56
Interest credited	--	--	(102,017)
Policy acquisition costs and other insurance expenses	--	(33)	--

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

For the three months ended September 30, 2011:	Fixed maturity securities - available-for-sale
		Residential		Commercial
		mortgage-		mortgage-
	Corporate	backed	Asset-backed	backed
	securities	securities	securities	securities
Fair value, beginning of period	$977,560	$103,430	$188,773	$150,765
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	38	181	271	505
Investment related gains (losses), net	591	(1,059)	(6,760)	(6,548)
Claims & other policy benefits	--	--	--	--
Interest credited	--	--	--	--
Policy acquisition costs and other insurance expenses	--	--	--	--
Included in other comprehensive income	7,725	44	(1,827)	(14,717)
Purchases (1)	59,905	454	7,449	--
Sales(1)	(14,415)	--	(5,547)	--
Settlements(1)	(23,677)	(1,447)	(3,172)	--
Transfers into Level 3	15,947	2,248	10,773	--
Transfers out of Level 3	(65,855)	(36,941)	(27,417)	(17,026)

Fair value, end of period	$957,819	$66,910	$162,543	$112,979

Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$32	$181	$246	$504
Investment related gains (losses), net	(708)	(131)	(1,052)	(6,548)
Claims & other policy benefits	--	--	--	--
Interest credited	--	--	--	--
Policy acquisition costs and other insurance expenses	--	--	--	--

For the three months ended September 30, 2011 (continued):	Fixed maturity securities -
	available-for-sale
		Other foreign
	State	government,	Funds withheld
	and political	supranational and	at interest-
	subdivision	foreign government-	embedded
	securities	sponsored enterprises	derivatives
Fair value, beginning of period	$22,932	$4,074	$(173,160)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(5)	--	--
Investment related gains (losses), net	(4)	--	(102,574)
Claims & other policy benefits	--	--	--
Interest credited	--	--	--
Policy acquisition costs and other insurance expenses	--	--	--
Included in other comprehensive income	225	--	--
Purchases(1)	--	--	--
Sales(1)	--	--	--
Settlements(1)	(22)	--	--
Transfers out of Level 3	(13,736)	(4,074)	--

Fair value, end of period	$9,390	$--	$(275,734)

Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(5)	$--	$--
Investment related gains (losses), net	--	--	(102,575)
Claims & other policy benefits	--	--	--
Interest credited	--	--	--
Policy acquisition costs and other insurance expenses	--	--	--

For the three months ended September 30, 2011 (continued):		Other invested assets- other equity securities	Reinsurance ceded receivable- embedded derivatives	Interest sensitive contract liabilities embedded derivatives
Fair value, beginning of period		$11,001	$86,029	$(804,171)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses		--	--	--
Investment related gains (losses), net		--	--	(260,239)
Claims & other policy benefits		--	--	(1,600)
Interest credited		--	--	19,598
Policy acquisition costs and other insurance expenses		--	(3,443)	--
Included in other comprehensive income		195	--	--
Purchases(1)		--	2,081	(16,063)
Sales(1)		(633)	--	--
Settlements(1)		--	(3,123)	20,862
Transfers into Level 3		--	--	--
Transfers out of Level 3		--	--	--

Fair value, end of period		$10,563	$81,544	$(1,041,613)

Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses		$--	$--	$--
Investment related gains (losses), net		--	--	(262,552)
Claims & other policy benefits		--	--	(1,135)
Interest credited		--	--	(1,265)
Policy acquisition costs and other insurance expenses		--	(592)	--

(1)The amount reported within purchases, sales and settlements is the purchase price (for purchases) and the sales/settlement proceeds (for sales and settlements) based upon the actual date purchased or sold/settled. Items purchased and sold/settled in the same period are excluded from the rollforward. The Company had no issuances during the period.

For the nine months ended September 30, 2011:	Fixed maturity securities - available-for-sale
	Corporate securities	Residential mortgage- backed securities	Asset-backed securities	Commercial mortgage- backed securities
Fair value, beginning of period	$872,179	$183,291	$228,558	$147,556
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	200	674	1,175	1,673
Investment related gains (losses), net	1,332	(1,460)	(9,588)	(9,280)
Claims & other policy benefits	--	--	--	--
Interest credited	--	--	--	--
Policy acquisition costs and other insurance expenses	--	--	--	--
Included in other comprehensive income	17,174	4,528	5,586	12,599
Purchases(1)	257,713	6,236	37,328	7,684
Sales(1)	(35,487)	(20,701)	(27,844)	--
Settlements(1)	(99,407)	(13,812)	(20,013)	(3,410)
Transfers into Level 3	76,627	7,250	32,274	66,854
Transfers out of Level 3	(132,512)	(99,096)	(84,933)	(110,697)

Fair value, end of period	$957,819	$66,910	$162,543	$112,979

Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$162	$655	$1,084	$1,660
Investment related gains (losses), net	(1,223)	(175)	(4,603)	(9,292)
Claims & other policy benefits	--	--	--	--
Interest credited	--	--	--	--
Policy acquisition costs and other insurance expenses	--	--	--	--

For the nine months ended September 30, 2011 (continued):	Fixed maturity securities - available-for-sale
	State and political subdivision securities	Other foreign government, supranational and foreign government- sponsored enterprises	Funds withheld at interest- embedded derivatives
Fair value, beginning of period	$6,983	$6,736	$(274,220)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	365	1	--
Investment related gains (losses), net	(11)	--	(1,514)
Claims & other policy benefits	--	--	--
Interest credited	--	--	--
Policy acquisition costs and other insurance expenses	--	--	--
Included in other comprehensive income	3,839	8	--
Purchases(1)	871	--	--
Sales(1)	--	(161)	--
Settlements(1)	(65)	--	--
Transfers into Level 3	48,469	21	--
Transfers out of Level 3	(51,061)	(6,605)	--

Fair value, end of period	$9,390	$--	$(275,734)

Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$365	$(36)	$--
Investment related gains (losses), net	--	--	(1,514)
Claims & other policy benefits	--	--	--
Interest credited	--	--	--
Policy acquisition costs and other insurance expenses	--	--	--

For the nine months ended September 30, 2011 (continued):	Other invested assets- non- redeemable preferred stock	Other invested assets- other equity securities	Reinsurance ceded receivable- embedded derivatives	Interest sensitive contract liabilities embedded derivatives
Fair value, beginning of period	$420	$16,416	$75,431	$(721,485)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	--	--	--	--
Investment related gains (losses), net	--	3,504	--	(253,445)
Claims & other policy benefits	--	--	--	(1,283)
Interest credited	--	--	--	(66,519)
Policy acquisition costs and other insurance expenses	--	--	8,869	--
Included in other comprehensive income	--	(4,792)	--	--
Purchases(1)	--	--	6,345	(57,283)
Sales(1)	(420)	(4,565)	--	--
Settlements(1)	--	--	(9,101)	58,402
Transfers into Level 3	--	--	--	--
Transfers out of Level 3	--	--	--	--

Fair value, end of period	$--	$10,563	$81,544	$(1,041,613)

Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$--	$--	$--	$--
Investment related gains (losses), net	--	--	--	(255,758)
Claims & other policy benefits	--	--	--	(1,151)
Interest credited	--	--	--	(124,920)
Policy acquisition costs and other insurance expenses	--	--	17,892	--

(1)

The amount reported within purchases, sales and settlements is the purchase price (for purchases) and the sales/settlement proceeds (for sales and settlements) based upon the actual date purchased or sold/settled. Items purchased and sold/settled in the same period are excluded from the rollforward. The Company had no issuances during the period.

Nonrecurring Fair Value Measurements

Certain assets and liabilities are measured at fair value on a nonrecurring basis. Nonrecurring fair value adjustments on impaired commercial mortgage loans resulted in $1.6 million and $4.4 million of net losses being recorded for the three and nine months ended September 30, 2012, respectively. The carrying value of these impaired mortgage loans as of September 30, 2012 was $23.5 million. Nonrecurring fair value adjustments on impaired commercial mortgage loans resulted in $1.9 million and $1.5 million of net losses being recorded for the three and nine months ended September 30, 2011, respectively. The carrying value of the 2011 impaired mortgage loans as of September 30, 2011 was $21.9 million, based on the fair value of the underlying real estate collateral. Subsequent improvements in estimated fair value on previously impaired loans recorded through a reduction in the previously established valuation allowance are reported as gains. Nonrecurring fair value adjustments on mortgage loans are based on the fair value of underlying collateral or discounted cash flows and were classified as Level 3 in the fair value hierarchy.

Fair Value of Financial Instruments

The Company is required by general accounting principles for Fair Value Measurements and Disclosures to disclose the fair value of certain financial instruments including those that are not carried at fair value. The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments, which were not measured at fair value on a recurring basis, at September 30, 2012 and December 31, 2011 (dollars in thousands):

September 30, 2012		Estimated Fair	Fair Value Measurement Using:
	Carrying Value	Value	Level 1	Level 2	Level 3
Assets:
Mortgage loans on real estate	$2,256,881	$2,383,088	$--	$--	$2,383,088
Policy loans	1,243,498	1,243,498	--	1,243,498	--
Funds withheld at interest(1)	5,929,140	6,399,803	--	--	6,399,803
Cash and cash equivalents(2)	578,320	578,320	578,320	--	--
Short-term investments(2)	46,233	46,233	46,233	--	--
Other invested assets(2)	604,495	629,905	--	18,900	611,005
Accrued investment income	250,048	250,048	--	250,048	--
Liabilities:
Interest-sensitive contract liabilities(1)	$11,404,136	$11,597,198	$--	$--	$11,597,198
Long-term debt	1,815,111	1,958,231	--	--	1,958,231
Collateral finance facility	651,968	443,020	--	--	443,020

December 31, 2011:	Carrying Value	Estimated Fair Value
Assets:
Mortgage loans on real estate	$991,731	$1,081,924
Policy loans	1,260,400	1,260,400
Funds withheld at interest(1)	5,771,880	6,041,984
Cash and cash equivalents(2)	458,348	458,348
Short-term investments(2)	41,895	41,895
Other invested assets(2)	500,681	503,293
Accrued investment income	144,334	144,334
Liabilities:
Interest-sensitive contract liabilities(1)	$6,203,001	$6,307,779
Long-term debt	1,414,688	1,462,329
Collateral finance facility	652,032	390,900

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

Other Invested Assets – This primarily includes limited partnership interests accounted for using the cost method, structured loans and Federal Home Loan Bank of Des Moines common stock. The fair value of limited partnerships and other investments accounted for using the cost method is determined using the net asset values of the Company’s ownership interest as provided in the financial statements of the investees. The valuation of these investments is considered Level 3 in the fair value hierarchy due to the limited activity and price transparency inherent in the market for such investments. The fair value of structured loans is estimated based on a discounted cash flow analysis using discount rates applicable to each structured loan, this is considered Level 3 in the fair value hierarchy. The fair value of the Company’s common stock investment in the Federal Home Loan Bank of Des Moines is considered to be the carrying value and it is considered Level 2 in the fair value hierarchy.

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

	Three months ended September 30,		Nine months ended September 30,
Total revenues:	2012	2011	2012	2011
U.S.	$1,446,834	$1,017,413	$4,141,202	$3,625,956
Canada	287,629	249,924	839,491	780,549
Europe & South Africa	323,225	300,492	955,505	877,880
Asia Pacific	364,516	358,115	1,101,934	1,044,103
Corporate and Other	26,877	68,963	79,677	152,831

Total	$2,449,081	$1,994,907	$7,117,809	$6,481,319

	Three months ended September 30,		Nine months ended September 30,
Income (loss) before income taxes:	2012	2011	2012	2011
U.S.	$156,678	$31,091	$390,009	$292,937
Canada	37,520	43,711	127,613	117,712
Europe & South Africa	32,166	12,029	58,363	47,089
Asia Pacific	(16,483)	25,644	39,443	51,946
Corporate and Other	(8,402)	43,921	(17,294)	60,636

Total	$201,479	$156,396	$598,134	$570,320

Total Assets:	September 30, 2012	December 31, 2011
U.S.	$25,080,586	$17,965,559
Canada	3,668,540	3,347,771
Europe & South Africa	2,020,324	1,846,751
Asia Pacific	3,010,230	2,902,101
Corporate and Other	6,144,333	5,571,791

Total	$39,924,013	$31,633,973

The increase in total assets in the U.S. segment since December 31, 2011 is primarily due to a large fixed annuity transaction executed in the second quarter of 2012.

8.         Commitments and Contingent Liabilities

At September 30, 2012, the Company’s commitments to fund investments were $169.7 million in limited partnerships, $62.1 million in commercial mortgage loans, $7.5 million in private placement investments and $35.8 million in bank loans, including revolving credit agreements. At December 31, 2011, the Company’s commitments to fund investments were $156.6 million in limited partnerships, $33.6 million in commercial mortgage loans and $100.0 million in private placement investments. The Company anticipates that the majority of its current commitments will be invested over the next five years; however, these commitments could become due any time at the request of the counterparties. Investments in limited partnerships and private placements are carried at cost or reported using the equity method and included in other invested assets in the condensed consolidated balance sheets. Bank loans are carried at fair value and included in fixed maturities available-for-sale.

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

The Company has obtained bank letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions. At September 30, 2012 and December 31, 2011, there were approximately $19.2 million and $15.8 million, respectively, of undrawn outstanding bank letters of credit in favor of third parties. Additionally, the Company utilizes letters of credit to secure reserve credits when it retrocedes business to its subsidiaries, including Parkway Reinsurance Company (“Parkway Re”), Rockwood Reinsurance Company (“Rockwood Re”), Timberlake Financial L.L.C. (“Timberlake Financial”), RGA Americas Reinsurance, Ltd. (“RGA Americas”), RGA Reinsurance Company (Barbados) Ltd. (“RGA Barbados”) and RGA Atlantic Reinsurance Company, Ltd. (“RGA Atlantic”). The Company cedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions such as the U.S. and the United Kingdom. The capital required to support the business in the affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of September 30, 2012 and December 31, 2011, $632.9 million and $582.9 million, respectively, in undrawn letters of credit from various banks were outstanding, backing reinsurance between the various subsidiaries of the Company. The banks providing letters of credit to the Company are included on the National Association of Insurance Commissioners (“NAIC”) list of approved banks.

The Company maintains a syndicated revolving credit facility with a four year term and an overall capacity of $850.0 million which is scheduled to mature in December 2015. The Company may borrow cash and obtain letters of credit in multiple currencies under this facility. As of September 30, 2012, the Company had $271.7 million in issued, but undrawn, letters of credit under this facility, which is included in the total above. Applicable letter of credit fees and fees payable for the credit facility depend upon the Company’s senior unsecured long-term debt rating. The Company also maintains two other letter of credit facilities with capacities of $200.0 million and $120.0 million which are scheduled to mature in September 2019 and May 2016, respectively. The $200.0 million letter of credit facility is fully utilized and is expected to amortize to zero by 2019. Letter of credit fees for this facility are fixed for the term of the facility. As of September 30, 2012, the Company had $100.0 million in issued, but undrawn, letters of credit under the $120.0 million letter of credit facility. Letter of credit fees for this facility are fixed for the term of the facility. Fees associated with the Company’s other letters of credit are not fixed for periods in excess of one year and are based on the Company’s ratings and the general availability of these instruments in the marketplace.

RGA has issued guarantees to third parties on behalf of its subsidiaries for the payment of amounts due under certain reinsurance treaties, securities borrowing arrangements and office lease obligations, whereby, if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. In limited circumstances, treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA’s subsidiary is relatively new, unrated, or not of a significant size, relative to the ceding company. Liabilities supported by the treaty guarantees, before consideration for any legally offsetting amounts due from the guaranteed party, totaled $669.4 million and $697.5 million as of September 30, 2012 and December 31, 2011, respectively, and are reflected on the Company’s condensed consolidated balance sheets in future policy benefits. As of September 30, 2012 and December 31, 2011, the Company’s exposure related to treaty guarantees, net of assets held in trust, was $445.7 million and $467.5 million, respectively. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to borrowed securities provide additional security to third parties should a subsidiary fail to make principal and/or interest payments when due. As of September 30, 2012 and December 31, 2011, RGA’s obligation related to borrowed securities guarantees was $237.5 million and $150.0 million, respectively.

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

9.         Income Tax

The Company’s provision for income tax expense differed from the amounts computed by applying the U.S. federal income tax statutory rate of 35% to pre-tax income as a result of the following (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Tax provision at U.S. statutory rate	$70,517	$54,739	$209,347	$199,612
Increase (decrease) in income taxes resulting from:
Foreign tax rate differing from U.S. tax rate	(3,174)	(4,382)	(10,063)	(9,583)
Differences in tax basis in foreign jurisdictions	(5,073)	(1,604)	(7,991)	(4,550)
Subpart F income	943	--	6,015	--
Travel and entertainment	111	147	350	396
Deferred tax valuation allowance	105	--	250	795
Amounts related to audit contingencies	(747)	984	1,276	4,499
Change in cash surrender value of insurance policies	(164)	756	(907)	173
Canadian corporate rate reduction	330	(30,687)	(1,319)	(30,687)
Prior year tax adjustment	(4,869)	1,778	(6,013)	1,784
Other, net	(975)	63	(1,715)	415

Total provision for income taxes	$57,004	$21,794	$189,230	$162,854

Effective tax rate	28.3%	13.9%	31.6%	28.6%

During the three-month and nine-month periods ended September 30, 2011, the Company recognized an income tax benefit associated with previously enacted reductions in federal statutory tax rates and adjustments to various provincial statutory tax rates in Canada. This 2007 tax rate change enactment included phased in effective dates through 2012. These adjustments in tax rates should have been recognized beginning in 2007, when the Canadian tax legislation was enacted. For the three-month and nine-month periods ended September 30, 2011, the Company recorded a cumulative tax benefit adjustment of $30.7 million in “Provision for income taxes” to correct the deferred tax liabilities that were not properly recorded. If the impact of the tax rates had been recorded in the prior years, the Company estimates that it would have recognized approximately $3.0 million, $6.0 million, $9.0 million and $12.0 million of tax benefit in the years ended 2007, 2008, 2009 and 2010, respectively, and would not have been significant in the three and nine-month periods ended September 30, 2011.

10.         Employee Benefit Plans

The components of net periodic benefit costs for the three and nine months ended September 30, 2012 and 2011 were as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net periodic pension benefit cost:
Service cost	$1,910	$1,312	$5,638	$4,324
Interest cost	1,065	971	3,135	2,913
Expected return on plan assets	(766)	(734)	(2,299)	(2,203)
Amortization of prior service cost	102	195	288	296
Amortization of prior actuarial loss	851	658	2,514	1,160

Total	$3,162	$2,402	$9,276	$6,490

Net periodic other benefits cost:
Service cost	$673	$413	$1,231	$837
Interest cost	418	335	935	776
Expected return on plan assets	--	--	--	--
Amortization of prior service cost	--	--	--	--
Amortization of prior actuarial loss	380	147	557	265

Total	$1,471	$895	$2,723	$1,878

The Company has made pension contributions of $4.0 million during the first nine months of 2012 and expects to make total pension contributions of $6.2 million in 2012.

11.         Equity Based Compensation

Equity compensation expense was $3.7 million and $3.9 million in the third quarter of 2012 and 2011, respectively. In the first quarter of 2012, the Company granted 0.7 million stock appreciation rights at $56.65 weighted average per share and 0.2 million performance contingent units to employees. Additionally, non-employee directors were granted a total of 10,350 shares of common stock. As of September 30, 2012, 1.7 million share options at $47.43 weighted average per share were vested and exercisable with a remaining weighted average exercise period of 4.5 years. As of September 30, 2012, the total compensation cost of non-vested awards not yet recognized in the financial statements was $30.2 million. It is estimated that these costs will vest over a weighted average period of 2.1 years.

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

Certain retrocessions are arranged through the Company’s retrocession pools for amounts in excess of the Company’s retention limit. As of September 30, 2012 and December 31, 2011, all rated retrocession pool participants rated by the A.M. Best Company were rated “A- (excellent)” or better, except for one pool member that was rated “B++.” The Company verifies retrocession pool participants’ ratings on a quarterly basis. For a majority of the retrocessionaires that were not rated, security in the form of letters of credit or trust assets has been given as additional security in favor of RGA Reinsurance Company (“RGA Reinsurance”). In addition, the Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance.

As of September 30, 2012 and December 31, 2011, the Company had claims recoverable from retrocessionaires of $176.5 million and $151.9 million, respectively, which is included in reinsurance ceded receivables, in the condensed consolidated balance sheets. The Company considers outstanding claims recoverable in excess of 90 days to be past due. There were $3.3 million and $11.4 million of past due claims recoverable as of September 30, 2012 and December 31, 2011, respectively. Based on financial reviews of the counterparties, the Company has not established a valuation allowance for claims recoverable. The Company has never experienced a material default in connection with retrocession arrangements, nor has it experienced any difficulty in collecting claims recoverable from retrocessionaires; however, no assurance can be given as to the future performance of such retrocessionaires or as to recoverability of any such claims.

13.         Financing Activities

On August 21, 2012, RGA issued 6.20% Fixed-To-Floating Rate Subordinated Debentures due September 15, 2042 with a face amount of $400.0 million. These subordinated debentures have been registered with the Securities and Exchange Commission. The net proceeds from the offering were approximately $393.7 million and will be used for general corporate purposes. Capitalized issue costs were approximately $6.3 million.

14.         New Accounting Standards

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

The Company has five geographic-based or function-based operational segments, each of which is a distinct reportable segment: U.S., Canada, Europe & South Africa, Asia Pacific and Corporate and Other. The U.S. operations provide traditional life, long-term care, group life and health reinsurance, annuity and financial reinsurance products. Effective April 2012, the Company issued its first fee-based synthetic GICs which include investment-only, stable value contracts, to retirement plans. The Canada operations reinsure traditional life products as well as creditor reinsurance, group life and health reinsurance, non-guaranteed critical illness products and longevity reinsurance. Europe & South Africa operations include a variety of life and health products, critical illness and longevity business throughout Europe and in South Africa, in addition to other markets the Company is developing. The principle types of reinsurance in Asia Pacific include life, critical illness, disability income, superannuation and financial reinsurance. Corporate and Other includes results from, among others, RGA Technology Partners, Inc. (“RTP”), a wholly-owned subsidiary that develops and markets technology solutions for the insurance industry, interest expense related to debt and the investment income and expense associated with the Company’s collateral finance facility. The Company measures segment performance based on profit or loss from operations before income taxes.

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

During the second quarter of 2012, the Company executed a large fixed deferred annuity reinsurance transaction in its U.S. Asset Intensive sub-segment. The Company deployed approximately $350.0 million of capital to support this transaction, which increased the Company’s invested asset base by approximately $5.4 billion. During the third quarter of 2012, the Company began repositioning a portion of these invested assets to increase investment yield and provide improved duration matching.

Consolidated

Consolidated income before income taxes increased $45.1 million, or 28.8%, and $27.8 million, or 4.9%, for the three and nine months ended September 30, 2012, as compared to the same periods in 2011. The increase in income before income taxes for the third quarter and first nine months of 2012 was primarily due to an increase in investment related gains and an increase in net premiums largely offset by unfavorable claims experience in the U.S. and Australia markets as well as a $27.9 million increase in claim liabilities in Australia associated with certain group reinsurance treaties. The increase in investment related gains reflects a favorable change in the value of embedded derivatives within the U.S. segment due to the effect of tightening credit spreads and a reduction in the benchmark interest rate in the U.S. debt markets. Foreign currency fluctuations relative to the prior year unfavorably affected income before income taxes by approximately $4.5 million and $9.1 million for the third quarter and first nine months of 2012, respectively, as compared to the same periods in 2011.

The Company recognizes in consolidated income, changes in the value of embedded derivatives on modco or funds withheld treaties, equity-indexed annuity treaties (“EIAs”) and variable annuity products. The change in the value of embedded derivatives related to reinsurance treaties written on a modco or funds withheld basis are subject to the general accounting principles for Derivatives and Hedging related to embedded derivatives. The unrealized gains and losses associated with these embedded derivatives, after adjustment for deferred acquisition costs, increased income before income taxes by $51.7 million and $15.4 million in the third quarter and first nine months of 2012, respectively, as compared to the same periods in 2011. Changes in risk-free rates used in the fair value estimates of embedded derivatives associated with EIAs affect the amount of unrealized gains and losses the Company recognizes. The unrealized gains and losses associated with EIAs, after adjustment for deferred acquisition costs and retrocession, increased income before income taxes by $11.8 million and $10.3 million in the third quarter and first nine months of 2012, respectively, as compared to the same periods in 2011. The change in the Company’s liability for variable annuities associated with guaranteed minimum living benefits affects the amount of unrealized gains and losses the Company recognizes. The unrealized gains and losses associated with guaranteed minimum living benefits, after adjustment for deferred acquisition costs, increased income before income taxes by $41.3 million and $37.5 million in the third quarter and first nine months of 2012, respectively, as compared to the same periods in 2011.

The combined changes in these three types of embedded derivatives, after adjustment for deferred acquisition costs and retrocession, resulted in an increase of approximately $104.8 million and $63.2 million in consolidated income before income taxes in the third quarter and first nine months of 2012, respectively, as compared to the same periods in 2011. These fluctuations do not affect current cash flows, crediting rates or spread performance on the underlying treaties. Therefore, management believes it is helpful to distinguish between the effects of changes in the fair value of these embedded derivatives, net of related hedging activity, and the primary factors that drive profitability of the underlying treaties, namely investment income, fee income, and interest credited.

Consolidated net premiums increased $136.6 million, or 7.7%, and $425.9 million, or 8.0%, for the three and nine months ended September 30, 2012, as compared to the same periods in 2011, primarily due to growth in life reinsurance partially offset by foreign currency fluctuations. Foreign currency fluctuations unfavorably affected net premiums by approximately $26.0 million and $76.7 million for the three and nine months ended September 30, 2012, as compared to the same periods in 2011. Consolidated assumed insurance in force increased to $2,881.0 billion as of September 30, 2012 from $2,615.2 billion as of September 30, 2011 due to new business production. Foreign currency fluctuations positively affected the increase in assumed life insurance in force from September 30, 2011 by $55.0 billion. The Company added new business production, measured by face amount of insurance in force, of $118.9 billion and $110.6 billion during the third quarter of 2012 and 2011, respectively, and $324.2 billion and $293.8 billion during the first nine months of 2012 and 2011, respectively. Management believes industry consolidation and the established practice of reinsuring mortality risks should continue to provide opportunities for growth, albeit at rates less than historically experienced in some markets.

Consolidated investment income, net of related expenses, increased $128.6 million, or 47.9%, and $89.4 million, or 9.2%, for the three and nine months ended September 30, 2012, as compared to the same periods in 2011. The increases were primarily due to market value changes related to the Company’s funds withheld at interest investment associated with the reinsurance of certain EIAs which contributed to the increases in investment income by $96.2 million and $2.0 million in the third quarter and first nine months of 2012, respectively. The effect on investment income of the EIAs market value changes is substantially offset by a corresponding change in interest credited to policyholder account balances resulting in an insignificant effect on net income. Contributing to the increases in investment income for the third quarter and first nine months was $38.2 million and $75.0 million, respectively, of investment income associated with a large fixed annuity transaction executed in the second quarter of 2012. The increases in investment income for the third quarter and first nine months of 2012 are somewhat offset by a lower effective investment portfolio yield offset by a larger average invested asset base. Average invested assets at amortized cost, excluding funds withheld and other spread related business, for the nine months ended September 30, 2012 totaled $16.4 billion, a 7.2% increase over the same period in 2011. The average yield earned on investments, excluding funds withheld and other spread related business, decreased to 4.98% for the third quarter of 2012 from 5.29% for the third quarter of 2011. The average yield earned on investments, excluding funds withheld and other spread related business, decreased to 5.03% for the first nine months of 2012 from 5.31% for the first nine months of 2011. The average yield will vary from quarter to quarter and year to year depending on a number of variables, including the prevailing interest rate and credit spread environment, changes in the mix of the underlying investments and cash balances, and the timing of dividends and distributions on certain investments. A continued low interest rate environment in the U.S. would be expected to put downward pressure on this yield in future reporting periods.

Total investment related gains (losses), net increased by $215.7 million and $132.0 million, for the three and nine months ended September 30, 2012, as compared to the same periods in 2011. The favorable change for the third quarter was primarily due to a favorable change in the embedded derivatives related to guaranteed minimum living benefits of $262.8 million and a favorable change in the embedded derivatives related to reinsurance treaties written on a modco or funds withheld basis of $157.4 million offset by a decrease in the fair value of derivatives used to hedge the embedded derivative liabilities associated with guaranteed minimum living benefits of $246.4 million. The favorable change for the first nine months is primarily due to a favorable change in the embedded derivatives related to guaranteed minimum living benefits of $327.5 million and a favorable change in the value of embedded derivatives associated with reinsurance treaties written on a modco or funds withheld basis of $42.5 million offset by a decrease in the fair value of derivatives used to hedge the embedded derivative liabilities associated with guaranteed minimum living benefits of $258.2. See Note 4 – “Investments” and Note 5 – “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for additional information on investment related gains (losses), net and derivatives. Investment income and investment related gains and losses are allocated to the operating segments based upon average assets and related capital levels deemed appropriate to support segment operations.

The effective tax rate on a consolidated basis was 28.3% and 13.9% for the third quarter of 2012 and 2011, respectively, and 31.6% and 28.6% for the first nine months of 2012 and 2011, respectively. The third quarter and first nine months of 2012 effective tax rates were lower than the U.S. statutory rate of 35.0% primarily as a result of income in non-U.S. jurisdictions with lower tax rates than the U.S. and differences in tax bases in foreign jurisdictions, offset by a tax accrual of $2.1 million related to business extender provisions that the U.S. Congress did not pass prior to the end of the quarter. The 2011 effective tax rate was lower than the U.S. statutory rate of 35.0% primarily as a result of a decrease in rates on the Canadian deferred tax liability and income in non-U.S. jurisdictions with lower tax rates than the U.S.

Additionally, during the three-month and nine-month periods ended September 30, 2011, the Company recognized an income tax benefit associated with previously enacted reductions in federal statutory tax rates and adjustments to various provincial statutory tax rates in Canada. This 2007 tax rate change enactment included phased in effective dates through 2012. These adjustments in tax rates should have been recognized beginning in 2007, when the Canadian tax legislation was enacted. For the three-month and nine-month periods ended September 30, 2011, the Company recorded a cumulative tax benefit adjustment of $30.7 million in “Provision for income taxes” to correct the deferred tax liabilities that were not properly recorded. If the impact of the tax rates had been recorded in the prior years, the Company estimated that it would have recognized approximately $3.0 million, $6.0 million, $9.0 million and $12.0 million of tax benefit in the years ended 2007, 2008, 2009 and 2010, respectively, and would not have been significant in the three and nine-month periods ended September 30, 2011.

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

For the three months ended September 30, 2012		Non-Traditional
(dollars in thousands)	Traditional	Asset-Intensive	Financial Reinsurance	Total U.S.

Revenues:
Net premiums	$1,045,767	$3,623	$--	$1,049,390
Investment income, net of related expenses	135,532	160,441	364	296,337
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(557)	--	--	(557)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	(551)	--	--	(551)
Other investment related gains (losses), net	(819)	58,875	(146)	57,910

Total investment related gains (losses), net	(1,927)	58,875	(146)	56,802
Other revenues	764	31,976	11,565	44,305

Total revenues	1,180,136	254,915	11,783	1,446,834

Benefits and expenses:
Claims and other policy benefits	917,264	2,828	--	920,092
Interest credited	14,637	115,478	--	130,115
Policy acquisition costs and other insurance expenses	156,995	56,027	2,012	215,034
Other operating expenses	20,684	2,596	1,635	24,915

Total benefits and expenses	1,109,580	176,929	3,647	1,290,156

Income before income taxes	$70,556	$77,986	$8,136	$156,678

For the three months ended September 30, 2011		Non-Traditional
(dollars in thousands)	Traditional	Asset-Intensive	Financial Reinsurance	Total U.S.

Revenues:
Net premiums	$971,190	$2,786	$--	$973,976
Investment income (loss), net of related expenses	123,686	30,167	168	154,021
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(1,169)	(4,993)	(5)	(6,167)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	501	1,196	2	1,699
Other investment related gains (losses), net	5,724	(140,875)	(10)	(135,161)

Total investment related gains (losses), net	5,056	(144,672)	(13)	(139,629)
Other revenues	599	19,827	8,619	29,045

Total revenues	1,100,531	(91,892)	8,774	1,017,413

Benefits and expenses:
Claims and other policy benefits	844,090	4,431	--	848,521
Interest credited	15,166	19,806	--	34,972
Policy acquisition costs and other insurance expenses (income)	135,747	(57,485)	798	79,060
Other operating expenses	20,299	1,886	1,584	23,769

Total benefits and expenses	1,015,302	(31,362)	2,382	986,322

Income before income taxes	$85,229	$(60,530)	$6,392	$31,091

For the nine months ended September 30, 2012		Non-Traditional
(dollars in thousands)	Traditional	Asset-Intensive	Financial Reinsurance	Total U.S.

Revenues:
Net premiums	$3,149,674	$10,574	$--	$3,160,248
Investment income, net of related expenses	401,601	365,675	707	767,983
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(8,409)	--	--	(8,409)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	(6,296)	--	--	(6,296)
Other investment related gains (losses), net	483	111,946	(253)	112,176

Total investment related gains (losses), net	(14,222)	111,946	(253)	97,471
Other revenues	2,168	81,123	32,209	115,500

Total revenues	3,539,221	569,318	32,663	4,141,202

Benefits and expenses:
Claims and other policy benefits	2,759,532	9,832	--	2,769,364
Interest credited	44,246	240,154	--	284,400
Policy acquisition costs and other insurance expenses	453,438	161,689	3,486	618,613
Other operating expenses	65,271	8,465	5,080	78,816

Total benefits and expenses	3,322,487	420,140	8,566	3,751,193

Income before income taxes	$216,734	$149,178	$24,097	$390,009

For the nine months ended September 30, 2011		Non-Traditional
(dollars in thousands)	Traditional	Asset-Intensive	Financial Reinsurance	Total U.S.

Revenues:
Net premiums	$2,880,080	$9,570	$--	$2,889,650
Investment income (loss), net of related expenses	370,122	282,924	33	653,079
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(7,444)	(5,444)	(31)	(12,919)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	2,808	944	12	3,764
Other investment related gains (losses), net	18,772	(22,377)	(22)	(3,627)

Total investment related gains (losses), net	14,136	(26,877)	(41)	(12,782)
Other revenues	1,830	67,364	26,815	96,009

Total revenues	3,266,168	332,981	26,807	3,625,956

Benefits and expenses:
Claims and other policy benefits	2,505,670	11,511	--	2,517,181
Interest credited	44,717	191,899	--	236,616
Policy acquisition costs and other insurance expenses	403,265	101,741	2,448	507,454
Other operating expenses	61,135	5,783	4,850	71,768

Total benefits and expenses	3,014,787	310,934	7,298	3,333,019

Income before income taxes	$251,381	$22,047	$19,509	$292,937

Income before income taxes for the U.S. operations segment increased by $125.6 million, or 403.9%, and increased by $97.1 million, or 33.1%, for the three and nine months ended September 30, 2012, as compared to the same periods in 2011. The increase in income before income taxes in the three and nine months ended September 30, 2012 can primarily be attributed to the Asset-Intensive sub-segment. The increase is due to the effect of changes in credit spreads on the fair value of embedded derivatives associated with treaties written on a modified coinsurance or funds withheld basis and the income earned on a new fixed annuity transaction. Also contributing to the increase in income was the net effect of the embedded derivative supporting the guaranteed minimum living benefits associated with the Company’s variable annuities and the effect of changes in the risk-free rate on the calculation of the fair value of embedded derivative liabilities associated with EIAs, after adjustments for related deferred acquisition expenses. In addition, investment related gains recognized on the funds withheld portfolios, which are reflected in investment income, increased over the comparable periods in 2011. Offsetting these income increases was unfavorable mortality experience compared to the same prior year periods and a decrease in investment related gains in the U.S. Traditional sub-segment.

Traditional Reinsurance

The U.S. Traditional sub-segment provides life and health reinsurance to domestic clients for a variety of products through yearly renewable term, coinsurance and modified coinsurance agreements. These reinsurance arrangements may involve either facultative or automatic agreements. This sub-segment added new business production, measured by face amount of insurance in force, of $23.1 billion and $30.1 billion during the third quarters, and $132.2 billion and $85.6 billion during the first nine months of 2012 and 2011, respectively. Approximately $42.4 billion of the increase in the first nine months compared to the same period in 2011 relates to one large in force transaction recorded in the first quarter of 2012.

Income before income taxes for the U.S. Traditional sub-segment decreased by $14.7 million, or 17.2%, and decreased by $34.6 million, or 13.8% for the three and nine months ended September 30, 2012, as compared to the same periods in 2011. The decrease in the third quarter and first nine months of 2012 is primarily due to unfavorable individual mortality claims and group reinsurance claims associated with disability, medical and life coverages, compared to the same periods in 2011. Also contributing to the decrease in income was investment related losses in 2012 compared to investment related gains in 2011. These decreases were somewhat offset by an increase in investment income primarily related to a higher invested asset base.

Net premiums for the U.S. Traditional sub-segment increased $74.6 million, or 7.7%, and $269.6 million, or 9.4% for the three and nine months ended September 30, 2012, as compared to the same periods in 2011. These increases in net premiums were driven in part by the growth in total U.S. Traditional business in force. At September 30, 2012, total face amount of individual life insurance for the U.S. Traditional sub-segment was $1,401.0 billion compared to $1,347.9 billion at September 30, 2011. Contributing to the increase was the large in force block transaction of $42.4 billion which contributed $18.4 million and $48.1 million to the increase in net premiums for the first three and nine months of 2012, respectively. In addition, premiums on health and group related coverages contributed $43.6 million and $121.3 million to the increase in net premiums for the third quarter and first nine months of 2012, respectively.

Net investment income increased $11.8 million, or 9.6%, and $31.5 million, or 8.5%, for the three and nine months ended September 30, 2012, as compared to the same periods in 2011, primarily due to a 11.4% increase in the invested asset base. Investment related gains decreased $7.0 million and decreased $28.4 million for the three and nine months ended September 30, 2012, as compared to the same periods in 2011. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support segment operations. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.

Claims and other policy benefits as a percentage of net premiums (“loss ratios”) were 87.7% and 86.9% for the third quarter of 2012 and 2011, respectively, and 87.6% and 87.0% for the nine months ended September 30, 2012 and 2011, respectively. The increase in the percentages for the third quarter and first nine months was due to normal volatility in individual mortality claims and an increase in group reinsurance claims associated with disability, medical and life coverages. Although reasonably predictable over a period of years, claims can be volatile over short-term periods.

Interest credited expense decreased $0.5 million, or 3.5%, and $0.5 million, or 1.1%, for the three and nine months ended September 30, 2012, as compared to the same periods in 2011. The variances in interest credited expense are largely offset by variances in investment income. The decrease in the third quarter and first nine months is the result of one treaty in which the most prevalent credited loan rate decreased from 4.8% to 3.5% partially offset by a slight increase in its asset base. Interest credited in this sub-segment relates to amounts credited on cash value products which also have a significant mortality component.

Policy acquisition costs and other insurance expenses as a percentage of net premiums were 15.0% and 14.0% for the third quarter of 2012 and 2011, respectively, and 14.4% and 14.0% for the nine months ended September 30, 2012 and 2011, respectively. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels within coinsurance-type arrangements. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary. Also, the mix of first year coinsurance business versus yearly renewable term business can cause the percentage to fluctuate from period to period.

Other operating expenses increased $0.4 million, or 1.9%, and $4.1 million, or 6.8%, for the three and nine months ended September 30, 2012, as compared to the same periods in 2011. Other operating expenses as a percentage of net premiums were 2.0% and 2.1% for the third quarter of 2012 and 2011, respectively, and 2.1% for the nine months ended September 30, 2012 and 2011.

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

Impact of certain derivatives:

Income for the asset-intensive business tends to be volatile due to changes in the fair value of certain derivatives, including embedded derivatives associated with reinsurance treaties structured on a modco basis or funds withheld basis, as well as embedded derivatives associated with the Company’s reinsurance of equity-indexed annuities and variable annuities with guaranteed minimum benefit riders. Fluctuations occur period to period primarily due to changing investment conditions including, but not limited to, interest rate movements (including risk-free rates and credit spreads), implied volatility and equity market performance, all of which are factors in the calculations of fair value. Therefore, management believes it is helpful to distinguish between the effects of changes in these derivatives, net of related hedging activity, and the primary factors that drive profitability of the underlying treaties, namely investment income, fee income (included in other revenues), and interest credited. These fluctuations are considered unrealized by management and do not affect current cash flows, crediting rates or spread performance on the underlying treaties.

The following table summarizes the asset-intensive results and quantifies the impact of these embedded derivatives for the periods presented. Revenues before certain derivatives, benefits and expenses before certain derivatives, and income before income taxes and certain derivatives, should not be viewed as substitutes for GAAP revenues, GAAP benefits and expenses, and GAAP income before income taxes.

	For the three months ended		For the nine months ended
(dollars in thousands)	September 30,		September 30,
	2012	2011	2012	2011

Revenues:
Total revenues	$254,915	$(91,892)	$569,318	$332,981
Less:
Embedded derivatives – modco/Funds withheld treaties	54,258	(103,949)	40,278	(2,889)
Guaranteed minimum benefit riders and related free standing derivatives	(22,577)	(38,968)	44,220	(25,006)

Revenues before certain derivatives	223,234	51,025	484,820	360,876

Benefits and expenses:
Total benefits and expenses	176,929	(31,362)	420,140	310,934
Less:
Embedded derivatives – modco/Funds withheld treaties	37,562	(68,108)	24,705	(2,388)
Guaranteed minimum benefit riders and related free standing derivatives	(15,816)	(21,731)	27,665	(12,777)
Equity-indexed annuities	1,062	12,848	1,019	11,311

Benefits and expenses before certain derivatives	154,121	45,629	366,751	314,788

Income (loss) before income taxes:
Income (loss) before income taxes	77,986	(60,530)	149,178	22,047
Less:
Embedded derivatives – modco/Funds withheld treaties	16,696	(35,841)	15,573	(501)
Guaranteed minimum benefit riders and related free standing derivatives	(6,761)	(17,237)	16,555	(12,229)
Equity-indexed annuities	(1,062)	(12,848)	(1,019)	(11,311)

Income before income taxes and certain derivatives	$69,113	$5,396	$118,069	$46,088

Embedded Derivatives - modco/Funds Withheld Treaties - Represents the change in the fair value of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis. The fair value changes of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in benefits and expenses. Changes in the fair value of the embedded derivative are driven by changes in investment credit spreads, including the Company’s own credit spread. Generally, an increase in investment credit spreads, ignoring changes in the Company’s own credit spread, will have a negative impact on the fair value of the embedded derivative (decrease in income). Changes in fair values of these embedded derivatives are net of an increase (decrease) in revenues of $(6.2) million and $25.4 million for the three months and $(63.4) million and $1.1 million for the nine months ended September 30, 2012 and 2011, respectively, associated with the Company’s own credit risk. A 10% increase in the Company’s own credit risk rate would have increased revenues by approximately $0.2 million for the nine months ended September 30, 2012. Conversely, a 10% decrease in the Company’s own credit risk rate would have decreased revenues by approximately $0.2 million for the nine months ended September 30, 2012.

In the third quarter of 2012, the change in fair value of the embedded derivative increased revenues by $54.3 million and related deferred acquisition expenses increased benefits and expenses by $37.6 million, for a positive pre-tax income impact of $16.7 million. During the third quarter of 2011, the change in fair value of the embedded derivative decreased revenues by $103.9 million and related deferred acquisition expenses decreased benefits and expenses by $68.1 million, for a negative pre-tax income impact of $35.8 million, primarily due to an increase in investment credit spreads. In the first nine months of 2012, the change in fair value of the embedded derivative increased revenues by $40.3 million and related deferred acquisition expenses increased benefits and expenses by $24.7 million, for a positive pre-tax income impact of $15.6 million, primarily due to an increase in investment credit spreads. During the first nine months of 2011, the change in fair value of the embedded derivative decreased revenues by $2.9 million and related deferred acquisition expenses increased benefits and expenses by $2.4 million, for a negative pre-tax income impact of $0.5 million, primarily due to an increase in investment credit spreads.

Guaranteed Minimum Benefit Riders- Represents the impact related to guaranteed minimum benefits associated with the Company’s reinsurance of variable annuities. The fair value changes of the guaranteed minimum benefits along with the changes in fair value of the free standing derivatives (interest rate swaps, financial futures and equity options), purchased by the Company to hedge the liability are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in benefits and expenses. Changes in fair values of these embedded derivatives are net of an increase (decrease) in revenues of $(28.3) million and $23.2 million for the three and nine months ended September 30, 2012, respectively, associated with the Company’s own credit risk. A 10% increase in the Company’s own credit risk rate would have increased revenues by approximately $2.2 million for nine months ended September 30, 2012. Conversely, a 10% decrease in the Company’s own credit risk rate would have decreased revenues by approximately $2.2 million for the nine months ended September 30, 2012.

In the third quarter of 2012, the change in the fair value of the guaranteed minimum benefits, after allowing for changes in the associated free standing derivatives, increased revenues by $22.6 million and related deferred acquisition expenses increased benefits and expenses by $15.8 million for a negative pre-tax income impact of $6.8 million. In the third quarter of 2011, the change in the fair value of the guaranteed minimum benefits after allowing for changes in the associated free-standing derivatives increased revenues by $39.0 million and related deferred acquisition expenses increased benefits and expenses by $21.7 million for a positive pre-tax income impact of $17.2 million. In the first nine months of 2012, the change in the fair value of the guaranteed minimum benefits, after allowing for changes in the associated free standing derivatives, increased revenues by $44.2 million and related deferred acquisition expenses increased benefits and expenses by $27.7 million for a positive pre-tax income impact of $16.6 million. In the first nine months of 2011, the change in the fair value of the guaranteed minimum benefits after allowing for changes in the associated hedge instruments increased revenues by $25.0 million and related deferred acquisition expenses increased benefits and expenses by $12.8 million for a positive pre-tax income impact of $12.2 million.

Equity-Indexed Annuities- Represents the impact of changes in the risk-free rate on the calculation of the fair value of embedded derivative liabilities associated with EIAs, after adjustments for related deferred acquisition expenses and retrocession. In the third quarter of 2012 and 2011, benefits and expenses increased $1.1 million and $12.8 million, respectively. In the first nine months of 2012 and 2011, benefits and expenses increased $1.0 million and $11.3 million, respectively.

Discussion and analysis before certain derivatives:

Income before income taxes and certain derivatives increased by $63.7 million and $72.0 million for the three and nine months ended September 30, 2012, as compared to the same periods in 2011, primarily due to net changes in investment related gains and losses associated with the funds withheld and coinsurance portfolios and their related DAC impact. Funds withheld capital gains and losses are reported through investment income while coinsurance activity is reflected in investment related gains (losses), net. The increase in income before income taxes for the third quarter and first nine months is primarily due to a new coinsurance transaction executed in the second quarter of 2012.

Revenue before certain derivatives increased by $172.2 million and increased by $123.9 million for the three and nine months ended September 30, 2012, as compared to the same periods in 2011. These variances were driven primarily by an increase in investment income and other investment related gains related to the aforementioned new coinsurance transaction. In addition, other revenues for the three months ended September 30, 2012 increased $10.5 million due primarily to the amortization of the deferred profit liability associated with the new coinsurance transaction. Increases and decreases in investment income related to equity options were mostly offset by corresponding increases and decreases in interest credited expense.

Benefits and expenses before certain derivatives increased by $108.5 million and $52.0 million for the three and nine months ended September 30, 2012, as compared to the same periods in 2011, primarily due to an increase in interest credited related to the new coinsurance transaction.

The invested asset base supporting this sub-segment increased to $11.6 billion in the third quarter of 2012 from $6.0 billion in the third quarter of 2011. The growth in the asset base was driven primarily by a new fixed annuity coinsurance transaction executed in the second quarter. As of September 30, 2012, $4.3 billion of the invested assets were funds withheld at interest, of which 89.8% is associated with one client.

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

Income before income taxes increased $1.7 million, or 27.3%, and $4.6 million, or 23.5% for the three and nine months ended September 30, 2012, as compared to the same periods in 2011. The increases in the third quarter and first nine months of 2012 were primarily related to additional fees from financial reinsurance as compared to the same periods in 2011. At September 30, 2012 and 2011, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures, was $2.3 billion and $1.9 billion, respectively. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and, therefore, can fluctuate from period to period.

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

(dollars in thousands)	For the three months ended		For the nine months ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenues:
Net premiums	$227,944	$185,790	$667,321	$610,535
Investment income, net of related expenses	46,764	53,698	141,906	145,700
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	--	--	--	--
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	--	--	--	--
Other investment related gains (losses), net	9,633	9,996	23,801	18,872

Total investment related gains (losses), net	9,633	9,996	23,801	18,872
Other revenues	3,288	440	6,463	5,442

Total revenues	287,629	249,924	839,491	780,549

Benefits and expenses:
Claims and other policy benefits	191,275	162,734	536,757	507,649
Interest credited	22	--	22	--
Policy acquisition costs and other insurance expenses	49,790	34,350	147,551	128,572
Other operating expenses	9,022	9,129	27,548	26,616

Total benefits and expenses	250,109	206,213	711,878	662,837

Income before income taxes	$37,520	$43,711	$127,613	$117,712

Income before income taxes decreased $6.2 million, or 14.2%, and increased by $9.9 million, or 8.4%, for the three and nine months ended September 30, 2012, as compared to the same periods in 2011. The decrease in the third quarter is primarily due to better traditional individual life mortality experience in the third quarter of 2011 compared to 2012. The increase in income in the first nine months of 2012 is primarily due to an increase in net investment related gains of $4.9 million and $6.3 million of income from the recapture of a previously assumed block of individual life business. Foreign currency exchange fluctuation in the Canadian dollar resulted in an increase (decrease) to income before income taxes of approximately $1.0 million and $(2.9) million in the third quarter and first nine months of 2012, respectively.

Net premiums increased $42.2 million, or 22.7%, and increased $56.8 million, or 9.3%, for the three and nine months ended September 30, 2012, as compared to the same periods in 2011. Premiums increased in the third quarter and first nine months of 2012 due to new business from both new and existing treaties. Excluding the impact of foreign exchange, reinsurance in force at September 30, 2012 increased 9.4% compared to September 30, 2011. Also contributing to the increase in net premiums is an increase in premiums from creditor treaties of $23.3 million and $23.1 million for the third quarter and first nine months of 2012 compared to the same periods in 2011. Foreign currency exchange fluctuation in the Canadian dollar resulted in a decrease in net premiums of approximately $3.4 million and $16.6 million in the third quarter and first nine months of 2012, respectively, as compared to 2011. Premium levels can be significantly influenced by currency fluctuations, large transactions, mix of business and reporting practices of ceding companies and therefore may fluctuate from period to period.

Net investment income decreased $6.9 million, or 12.9%, and $3.8 million, or 2.6%, for the three and nine months ended September 30, 2012, as compared to the same periods in 2011. Foreign currency exchange fluctuation in the Canadian dollar resulted in a decrease to net investment income of approximately $0.7 million and $4.4 million in the third quarter and first nine months of 2012, respectively, as compared to 2011. Investment income and investment related gains and losses are allocated to the segments based upon average assets and related capital levels deemed appropriate to support segment operations. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments. The decrease in investment income, excluding the impact of foreign exchange, was mainly the result of a lower investment yield.

Loss ratios for this segment were 83.9% and 87.6% for the third quarter of 2012 and 2011, respectively, and 80.4% and 83.1% for the nine months ended September 30, 2012 and 2011, respectively. Excluding creditor business, loss ratios for this segment were 96.8% and 96.9% for the third quarter of 2012 and 2011, respectively, and 92.1% and 94.4% for the nine months ended September 30, 2012 and 2011, respectively. Historically, the loss ratio had increased primarily as the result of several large permanent level premium in force blocks assumed in 1997 and 1998. These are mature blocks of permanent level premium business in which claims and policy benefits as a percentage of net premiums are expected to be higher than typical ratios. The nature of permanent level premium policies requires the Company to set up actuarial liabilities and invest the amounts received in excess of early-year claims costs to fund claims in the later years when premiums, by design, continue to be level as compared to expected increasing mortality or claim costs. Excluding creditor business, claims and other policy benefits, as a percentage of net premiums and investment income for this segment were 76.5% and 72.5% in the third quarter of 2012 and 2011, respectively, and 72.5% and 73.0% for the nine months ended September 30, 2012 and 2011, respectively. The increase in the loss ratios for the third quarter of 2012, compared to 2011, was due to better than expected traditional individual life mortality experience in the prior quarter compared to the current quarter.

Policy acquisition costs and other insurance expenses as a percentage of net premiums were 21.8% and 18.5% for the third quarter of 2012 and 2011, respectively, and 22.1% and 21.1% for the nine months ended September 30, 2012 and 2011, respectively. Policy acquisition costs and other insurance expenses as a percentage of net premiums for traditional individual life business were 11.1% and 10.9% for the third quarter of 2012 and 2011, respectively, and 12.4% and 11.5% for the nine months ended September 30, 2012 and 2011, respectively. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels and product mix. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary.

Other operating expenses decreased by $0.1 million, or 1.2%, and increased by $0.9 million, or 3.5%, for the three and nine months ended September 30, 2012, as compared to the same periods in 2011. Other operating expenses as a percentage of net premiums were 4.0% and 4.9% for the third quarter of 2012 and 2011, respectively, and 4.1% and 4.4% for the nine months ended September 30, 2012 and 2011, respectively.

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

(dollars in thousands)	For the three months ended		For the nine months ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenues:
Net premiums	$303,101	$286,054	$905,947	$838,193
Investment income, net of related expenses	11,437	11,242	34,016	32,642
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	--	--	--	--
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	--	--	--	--
Other investment related gains (losses), net	7,111	2,000	10,249	3,049

Total investment related gains (losses), net	7,111	2,000	10,249	3,049
Other revenues	1,576	1,196	5,293	3,996

Total revenues	323,225	300,492	955,505	877,880

Benefits and expenses:
Claims and other policy benefits	251,553	248,890	777,029	708,795
Policy acquisition costs and other insurance expenses	14,697	15,004	43,299	45,888
Other operating expenses	24,809	24,569	76,814	76,108

Total benefits and expenses	291,059	288,463	897,142	830,791

Income before income taxes	$32,166	$12,029	$58,363	$47,089

Income before income taxes increased $20.1 million, or 167.4% and increased $11.3 million, or 23.9%, for the three and nine months ended September 30, 2012, as compared to the same periods in 2011. The increase in income before income taxes for the third quarter was primarily due to improved claims experience in several markets and an increase in net premiums in the UK, India, Italy, Mexico, Spain and France. The increase in income before income taxes for the first nine months was primarily due to improved claims experience in several markets and an increase in net premiums for most offices in the segment partly offset by higher claims in the Middle East and Italy. Unfavorable foreign currency exchange fluctuations resulted in a decrease to income before income taxes totaling approximately $2.9 million and $5.6 million for the third quarter and first nine months of 2012, respectively, as compared to the same periods in 2011.

Net premiums increased $17.0 million, or 6.0%, and $67.8 million, or 8.1%, for the three and nine months ended September 30, 2012, as compared to the same periods in 2011. Net premiums increased as a result of new business from both new and existing treaties including an increase associated with reinsurance of longevity risk in the UK of $10.3 million and $26.2 million for the three and nine months of 2012, respectively. During 2012, there were unfavorable foreign currency exchange fluctuations, particularly with the British pound, the euro and the South African rand weakening against the U.S. dollar when compared to the same periods in 2011, which decreased net premiums by approximately $17.2 million and $51.5 million in the third quarter and first nine months of 2012, respectively, as compared to the same periods in 2011.

A portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage, primarily in the UK. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Net premiums earned from this coverage totaled $58.8 million and $59.7 million in the third quarter of 2012 and 2011, respectively, and $182.3 million and $183.3 million for the nine months ended September 30, 2012 and 2011, respectively. Premium levels can be significantly influenced by currency fluctuations, large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.

Net investment income increased $0.2 million, or 1.7%, and $1.4 million, or 4.2%, for the three and nine months ended September 30, 2012, as compared to the same periods in 2011. These increases were primarily due to growth in the invested asset base partially offset by a lower investment yield. Foreign currency exchange fluctuations resulted in a decrease in net investment income of approximately $0.8 million and $2.2 million in the third quarter and first nine months of 2012, respectively. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support segment operations.

Loss ratios were 83.0% and 87.0% for the third quarter of 2012 and 2011, respectively, and 85.8% and 84.6% for the nine months ended September 30, 2012 and 2011, respectively. The decrease in the loss ratio for the third quarter of 2012 reflects unfavorable claims experience in the third quarter of 2011. The increase in the loss ratio for the first nine months of 2012 was due to unfavorable claims experience, primarily from UK critical illness and mortality coverages, primarily in the first quarter of 2012. Although reasonably predictable over a period of years, claims can be volatile over shorter periods. Management views recent experience as normal short-term volatility that is inherent in the business.

Policy acquisition costs and other insurance expenses as a percentage of net premiums were 4.8% and 5.2% for the third quarter of 2012 and 2011, respectively, and 4.8% and 5.5% for the nine months ended September 30, 2012 and 2011, respectively. These percentages fluctuate due to timing of client company reporting, variations in the mixture of business being reinsured and the relative maturity of the business. In addition, as the segment grows, renewal premiums, which generally have lower allowances than first-year premiums, represent a greater percentage of the total net premiums.

Other operating expenses increased $0.2 million, or 1.0%, and $0.7 million, or 0.9%, for the three and nine months ended September 30, 2012, as compared to the same periods in 2011. Other operating expenses as a percentage of net premiums totaled 8.2% and 8.6% for the third quarter of 2012 and 2011, respectively, and 8.5% and 9.1% for the nine months ended September 30, 2012 and 2011, respectively.

While concerns continue in 2012 relating to the euro area sovereign debt situation and economies, approximately 85.1% of revenues for the segment were earned outside of the eurozone for the third quarter of 2012. Approximately 8.4% of the segment’s revenues were earned in Spain, Italy and Portugal over the same period.

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

(dollars in thousands)	For the three months ended		For the nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Net premiums	$330,415	$328,259	$987,710	$956,132
Investment income, net of related expenses	19,316	21,472	62,605	63,171
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	--	--	--	--
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	--	--	--	--
Other investment related gains (losses), net	4,733	(173)	10,050	468

Total investment related gains (losses), net	4,733	(173)	10,050	468
Other revenues	10,052	8,557	41,569	24,332

Total revenues	364,516	358,115	1,101,934	1,044,103

Benefits and expenses:
Claims and other policy benefits	299,782	254,739	785,135	770,031
Interest credited	204	280	658	895
Policy acquisition costs and other insurance expenses	52,779	49,854	193,622	142,417
Other operating expenses	28,234	27,598	83,076	78,814

Total benefits and expenses	380,999	332,471	1,062,491	992,157

Income before income taxes	$(16,483)	$25,644	$39,443	$51,946

Income before income taxes decreased $42.1 million, or 164.3%, and decreased $12.5 million, or 24.1%, for the three and nine months ended September 30, 2012, as compared to the same periods in 2011. The decrease in income before income taxes for the third quarter is primarily attributable to both unfavorable claims experience and an increase in claim liabilities in Australia, and a decrease in net premiums in Australia, New Zealand and South Korea. The decrease in income for the first nine months was primarily attributable to both unfavorable claims experience and an increase in claim liabilities in Australia, and a decrease in net premiums in Japan. Additionally, foreign currency exchange fluctuations resulted in a decrease to income before income taxes totaling approximately $1.3 million and $0.5 million for the third quarter and first nine months of 2012, respectively.

Net premiums increased $2.2 million, or 0.7%, and $31.6 million, or 3.3%, for the three and nine months ended September 30, 2012, as compared to the same periods in 2011. Premiums in the third quarter and first nine months of 2012 increased in most markets primarily due to new treaties and increased production under existing treaties. Unfavorable changes in Asia Pacific segment currencies resulted in a decrease in net premiums of approximately $5.4 million and $8.6 million for the third quarter and first nine months of 2012, respectively, as compared to the same periods in 2011.

A portion of net premiums relates to reinsurance of critical illness coverage. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Reinsurance of critical illness in the Asia Pacific operations is offered primarily in South Korea, Australia and Hong Kong. Net premiums earned from this coverage totaled $68.4 million and $30.1 million in the third quarter of 2012 and 2011, respectively and $155.4 million and $116.8 million for the first nine months of 2012 and 2011, respectively. Premium levels can be significantly influenced by currency fluctuations, large transactions and reporting practices of ceding companies and can fluctuate from period to period.

Net investment income decreased $2.2 million, or 10.0%, and $0.6 million, or 0.9%, for the three and nine months ended September 30, 2012, as compared to the same periods in 2011. The decrease in the third quarter was primarily due to lower investment yields. The decrease in the first nine months was primarily due to lower investment yields partially offset by growth in average asset levels. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support segment operations. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.

Other revenues increased $1.5 million, or 17.5%, and $17.2 million, or 70.8%, for the three and nine months ended September 30, 2012, as compared to the same periods in 2011. The primary source of other revenues is fees from financial reinsurance treaties in Japan. The increase in other revenue for the third quarter mainly relates to new financial reinsurance treaties in Japan. The increase in other revenues for the first nine months included a transaction with a client in Australia which resulted in a one-time fee income amount of $12.2 million. The transaction did not have a significant impact on income before taxes because the amount is offset by additional amortization of deferred acquisition costs, net of the release of reserves. Other revenues for the third quarter and first nine months of 2012 also reflected fees from two new financial reinsurance treaties in Japan. At September 30, 2012 and 2011, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures was $2.5 billion and $1.7 billion, respectively. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and, therefore, can fluctuate from period to period.

Loss ratios for this segment were 90.7% and 77.6% for the third quarter of 2012 and 2011, respectively, and 79.5% and 80.5% for the nine months ended September 30, 2012 and 2011, respectively. The increase in the loss ratio for the third quarter of 2012 was due to adverse individual and group claims experience in Australia as well as a $27.9 million increase in claim liabilities for Australia’s group life, and total and permanent disability (“TPD”) reinsurance business. The additional claim liabilities were primarily associated with four treaties that exhibited emerging negative claims development. Although reasonably predictable over a period of years, claims can be volatile over shorter periods. Loss ratios will fluctuate due to timing of client company reporting, variations in the mixture of business and the relative maturity of the business. Australia also reported negative claims experience in the fourth quarter of 2011 primarily associated with its individual and group disability income business. Liabilities were strengthened by approximately $24.0 million, of which $16.1 million was associated with lower-than-anticipated termination rates on disability claims.

Policy acquisition costs and other insurance expenses as a percentage of net premiums were 16.0% and 15.2% for the third quarter of 2012 and 2011, respectively, and 19.6% and 14.9% for the nine months ended September 30, 2012 and 2011, respectively. The increase in the ratio for the first nine months of 2012, compared to 2011, was due to additional amortization of deferred acquisition costs which largely offsets the one-time fee related to the aforementioned transaction with a client in Australia. The ratio of policy acquisition costs and other insurance expenses as a percentage of net premiums should generally decline as the business matures; however, the percentage does fluctuate periodically due to timing of client company reporting and variations in the mixture of business.

Other operating expenses increased $0.6 million, or 2.3%, and $4.3 million, or 5.4%, for the three and nine months ended September 30, 2012, as compared to the same periods in 2011. Other operating expenses as a percentage of net premiums totaled 8.5% and 8.4% for the third quarter of 2012 and 2011, and 8.4% and 8.2% for the nine months ended September 30, 2012 and 2011, respectively. The timing of premium flows and the level of costs associated with the entrance into and development of new markets in the growing Asia Pacific segment may cause other operating expenses as a percentage of net premiums to fluctuate over time.

Corporate and Other

Corporate and Other revenues include investment income and investment related gains and losses from unallocated invested assets. Corporate and Other expenses consist of the offset to capital charges allocated to the operating segments within the policy acquisition costs and other insurance expenses line item, unallocated overhead and executive costs, interest expense related to debt, and the investment income and expense associated with the Company’s collateral finance facility. Additionally, Corporate and Other includes results from, among others, RTP, a wholly-owned subsidiary that develops and markets technology solutions for the insurance industry.

(dollars in thousands)	For the three months ended		For the nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Net premiums	$1,896	$2,086	$5,663	$6,461
Investment income, net of related expenses	22,927	27,777	59,545	82,094
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(1,439)	(5,744)	(3,153)	(6,130)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	(8)	1,390	(1,322)	(383)
Other investment related gains (losses), net	(779)	(7,440)	6,278	8,314

Total investment related gains (losses), net	(2,226)	(11,794)	1,803	1,801
Other revenues	4,280	50,894	12,666	62,475

Total revenues	26,877	68,963	79,677	152,831

Benefits and expenses:
Claims and other policy benefits	(77)	(119)	(65)	571
Interest credited	--	(1)	--	(1)
Policy acquisition costs and other insurance expenses (income)	(14,194)	(13,896)	(41,406)	(39,193)
Other operating expenses	16,806	8,964	53,171	44,034
Interest expense	29,749	27,025	76,431	77,412
Collateral finance facility expense	2,995	3,069	8,840	9,372

Total benefits and expenses	35,279	25,042	96,971	92,195

Income (loss) before income taxes	$(8,402)	$43,921	$(17,294)	$60,636

Income before income taxes decreased $52.3 million, or 119.1%, and $77.9 million, or 128.5% for the three and nine months ended September 30, 2012, as compared to the same periods in 2011. The decrease for the third quarter was primarily due to a $46.6 million decrease in other revenue and a $4.9 million decrease in investment income. The decrease for the first nine months is primarily due to a $49.8 million decrease in other revenue and a $22.5 million decrease in investment income.

Total revenues decreased $42.1 million, or 61.0%, and $73.2 million, or 47.9%, for the three and nine months ended September 30, 2012, as compared to the same periods in 2011. The decrease for the third quarter was primarily due to a $46.6 million decrease in other revenue due to gains on the repurchase of collateral finance facility securities of $50.9 million in the prior period and a $4.9 million decrease in investment income due to lower investment yields. The decrease in revenues for the first nine months was largely due to a $49.8 million decrease in other revenue due to gains on the repurchase of collateral finance facility securities of $55.8 million in the prior period and a $22.5 million decrease in investment income due to lower investment yields.

Total benefits and expenses increased $10.2 million, or 40.9%, and increased $4.8 million, or 5.2%, for the three and nine months ended September 30, 2012, as compared to the same periods in 2011. The increase for the third quarter was primarily due to an increase in other operating expenses of $7.8 million largely related to an increase in employee compensation. The increase for the first nine months was primarily due to an increase in other operating expenses of $9.1 million largely related to an increase in employee compensation.

Liquidity and Capital Resources

Current Market Environment

The current low interest rate environment is negatively affecting the Company’s earnings. Investment yield, excluding funds withheld and other spread related business, has decreased 28 basis points for the nine months ended September 30, 2012 as compared to the same period in 2011. In addition, the Company’s insurance liabilities, in particular its annuity products, are sensitive to changing market factors. Results of operations in the first nine months of 2012 compared to the same period in 2011 are favorable, largely due to changes in the value of embedded derivatives as credit spreads have tightened. There has been a continued increase in gross unrealized gains on fixed maturity and equity securities available-for-sale, which were $2,913.9 million and $1,928.6 million at September 30, 2012 and 2011, respectively. Gross unrealized losses totaled $153.7 million and $302.8 million at September 30, 2012 and 2011, respectively. The increase in the gross unrealized gains is primarily due to lower interest rates.

The Company continues to be in a position to hold its investment securities until recovery, provided it remains comfortable with the credit of the issuers. As indicated above, gross unrealized gains on investment securities of $2,913.9 million are well in excess of gross unrealized losses of $153.7 million as of September 30, 2012. Historically low interest rates continued to put pressure on the Company’s investment yield. In January 2012, U.S. Federal Reserve officials indicated that economic conditions in the U.S. would likely warrant exceptionally low federal funds rate through 2014. The Company does not rely on short-term funding or commercial paper and to date it has experienced no liquidity pressure, nor does it anticipate such pressure in the foreseeable future.

The Company projects its reserves to be sufficient and it would not expect to write down deferred acquisition costs or be required to take any actions to augment capital, even if interest rates remain at current levels for the next five years, assuming all other factors are held constant. While the Company has felt the pressures of sustained low interest rates and volatile equity markets and may continue to do so, management believes its business is not overly sensitive to these risks due to its relatively lower levels of asset leverage compared to direct life insurance companies. Although management believes the Company’s current capital base is adequate to support its business at current operating levels, it continues to monitor new business opportunities and any associated new capital needs that could arise from the changing financial landscape.

The Holding Company

RGA is an insurance holding company whose primary uses of liquidity include, but are not limited to, the immediate capital needs of its operating companies, dividends paid to its shareholders, repurchase of common stock and interest payments on its indebtedness. RGA recognized interest expense of $104.9 million and $81.6 million for the nine months ended September 30, 2012 and 2011, respectively. RGA made capital contributions to subsidiaries of $3.9 million and $79.5 million for the nine months ended September 30, 2012 and 2011, respectively. Dividends to shareholders were $44.2 million and $31.0 million for the nine months ended September 30, 2012 and 2011, respectively. There were no principal payments on RGA’s debt for the nine months ended September 30, 2012 and 2011. The primary sources of RGA’s liquidity include proceeds from its capital raising efforts, interest income on undeployed corporate investments, interest income received on surplus notes with RGA Reinsurance, Reinsurance Company of Missouri, Incorporated (“RCM”) and Rockwood Re and dividends from operating subsidiaries. RGA recognized interest and dividend income of $59.6 million and $37.9 million for the nine months ended September 30, 2012 and 2011, respectively. Net proceeds from unaffiliated long-term issuance were $393.7 million and $394.4 million for the nine months ended September 30, 2012 and 2011, respectively. As the Company continues its business operations, RGA will continue to be dependent upon these sources of liquidity. As of September 30, 2012 and December 31, 2011, RGA held $905.0 million and $539.5 million, respectively, of cash and cash equivalents, short-term and other investments and fixed maturity investments.

RGA established an intercompany revolving credit facility where certain subsidiaries can lend to or borrow from each other and from RGA in order to manage capital and liquidity more efficiently. The intercompany revolving credit facility, which is a series of demand loans among RGA and its affiliates, is permitted under applicable insurance laws. This facility reduces overall borrowing costs by allowing RGA and its operating companies to access internal cash resources instead of incurring third-party transaction costs. The statutory borrowing and lending limit for RGA’s Missouri-domiciled insurance subsidiaries is currently the lesser of 3% of the insurance company’s admitted assets and 25% of its surplus, in both cases, as of its most recent year-end. There were no amounts outstanding under the intercompany revolving credit facility as of September 30, 2012 and December 31, 2011.

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

Cash Flows

The Company’s net cash flows provided by operating activities for the nine months ended September 30, 2012 and 2011 were $1,529.1 million and $834.0 million, respectively. Cash flows from operating activities are affected by the timing of premiums received, claims paid, and working capital changes. The Company believes the short-term cash requirements of its business operations will be sufficiently met by the positive cash flows generated. Additionally, the Company believes it maintains a high quality fixed maturity portfolio that can be sold, if necessary, to meet the Company’s short- and long-term obligations.

Net cash used in investing activities for the nine months ended September 30, 2012 and 2011 was $1,026.6 million and $738.8 million, respectively. Cash flows from investing activities primarily reflect the sales, maturities and purchases of fixed maturity securities related to the management of the Company’s investment portfolios and the investment of excess cash generated by operating and financing activities. Cash flows from investing activities also include the investment activity related to mortgage loans, policy loans, funds withheld at interest, short-term investments and other invested assets.

Net cash provided by financing activities for the nine months ended September 30, 2012 and 2011 was $123.8 million and $252.4 million, respectively. Cash flows from financing activities primarily reflects the Company’s capital management efforts, treasury stock activity, dividends to stockholders, changes in collateral for derivative positions and the activity related to universal life and other investment type policies and contracts.

Debt

Certain of the Company’s debt agreements contain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of consolidated net worth, maximum ratios of debt to capitalization and change of control provisions. The Company is required to maintain a minimum consolidated net worth, as defined in the debt agreements, of $2.8 billion, calculated as of the last day of each fiscal quarter. Also, consolidated indebtedness, calculated as of the last day of each fiscal quarter, cannot exceed 35% of the sum of the Company’s consolidated indebtedness plus adjusted consolidated net worth. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the various agreements. Additionally, the Company’s debt agreements contain cross-default covenants, which would make outstanding borrowings immediately payable in the event of a material uncured covenant default under any of the agreements, including, but not limited to, non-payment of indebtedness when due for an amount in excess of $100.0 million, bankruptcy proceedings, or any other event which results in the acceleration of the maturity of indebtedness. As of September 30, 2012 and December 31, 2011, the Company had $1,815.1 million and $1,414.7 million, respectively, in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, and the Company’s ability to raise additional funds.

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

The Company maintains a syndicated revolving credit facility with an overall capacity of $850.0 million which is scheduled to mature in December 2015. The Company may borrow cash and may obtain letters of credit in multiple currencies under this facility. As of September 30, 2012, the Company had no cash borrowings outstanding and $271.7 million in issued, but undrawn, letters of credit under this facility. As of September 30, 2012 and December 31, 2011, the average interest rate on long-term debt outstanding was 5.99%.

On August 21, 2012, RGA issued 6.20% Fixed-To-Floating Rate Subordinated Debentures due September 15, 2042 with a face amount of $400.0 million. These subordinated debentures have been registered with the Securities and Exchange Commission. The net proceeds from the offering were approximately $393.7 million and will be used for general corporate purposes. Capitalized issue costs were approximately $6.3 million.

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

Timberlake Financial relies primarily upon the receipt of interest and principal payments on a surplus note and dividend payments from its wholly-owned subsidiary, Timberlake Re, a South Carolina captive insurance company, to make payments of interest and principal on the notes. The ability of Timberlake Re to make interest and principal payments on the surplus note and dividend payments to Timberlake Financial is contingent upon the South Carolina Department of Insurance’s regulatory approval. Since Timberlake Re’s capital and surplus fell below the minimum requirement in its licensing order of $35.0 million, it has been required, since the second quarter of 2011, to request approval on a quarterly rather than annual basis and provide additional scenario testing results. Approval to pay interest on the surplus note was granted through December 28, 2012. As of September 30, 2012, Timberlake Re’s surplus totaled $32.3 million. Management expects capital and surplus to remain below $35.0 million through 2012. Reserve decreases and statutory profits are expected to increase capital and surplus above $35.0 million by year-end 2014.

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

The Company’s liquidity position (cash and cash equivalents and short-term investments) was $1,694.5 million and $1,051.4 million at September 30, 2012 and December 31, 2011, respectively. Cash and cash equivalents includes cash collateral received from derivative counterparties of $178.6 million and $241.5 million as of September 30, 2012 and December 31, 2011, respectively. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in other liabilities in the Company’s condensed consolidated balance sheets. Liquidity needs are determined from valuation analyses conducted by operational units and are driven by product portfolios. Periodic evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.

The Company periodically sells investment securities under agreements to repurchase the same securities. These arrangements are used for purposes of short-term financing. There were no securities subject to these agreements outstanding at September 30, 2012 or December 31, 2011. The book value of securities subject to these agreements, if any, is included in fixed maturity securities while the repurchase obligations would be reported in other liabilities in the condensed consolidated balance sheets. The Company also occasionally enters into arrangements to purchase securities under agreements to resell the same securities. Amounts outstanding, if any, are reported in cash and cash equivalents on the Company’s condensed consolidated balance sheets. These agreements are primarily used as yield enhancement alternatives to other cash equivalent investments. There were no amounts outstanding at September 30, 2012 or December 31, 2011. The Company sometimes participates in a securities borrowing program whereby securities, which are not reflected on the Company’s condensed consolidated balance sheets, are borrowed from a third party. The Company is required to maintain a minimum of 100% of the market value of the borrowed securities as collateral. The Company had borrowed securities with an amortized cost and estimated fair value of $237.5 million and $150.0 million as of September 30, 2012 and December 31, 2011. The borrowed securities are used to provide collateral under an affiliated reinsurance transaction.

RGA Reinsurance is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and holds $18.9 million of common stock in the FHLB, which is included in other invested assets on the Company’s condensed consolidated balance sheets. RGA Reinsurance occasionally enters into traditional funding agreements with the FHLB, and had no outstanding traditional funding agreements with the FHLB at September 30, 2012 and December 31, 2011. The Company’s average outstanding balance of traditional funding agreements was $24.1 million and $8.1 million during the third quarter and first nine months of 2012, respectively. The Company had no traditional funding agreements during the third quarter of 2011 and had an average outstanding balance of $31.0 million during the first nine months of 2011. Interest on traditional funding agreements with the FHLB is reflected in interest expense on the Company’s condensed consolidated statements of income.

In addition, RGA Reinsurance has also entered into funding agreements with the FHLB under guaranteed investment contracts whereby RGA Reinsurance has issued the funding agreements in exchange for cash and for which the FHLB has been granted a blanket lien on RGA Reinsurance’s commercial and residential mortgage-backed securities and commercial mortgage loans used to collateralize RGA Reinsurance’s obligations under the funding agreements. RGA Reinsurance maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreements represented by this blanket lien provide that upon any event of default by RGA Reinsurance, the FHLB’s recovery is limited to the amount of RGA Reinsurance’s liability under the outstanding funding agreements. The amount of the Company’s liability for the funding agreements with the FHLB under guaranteed investment contracts was $200.0 million and $197.7 million at September 30, 2012 and December 31, 2011, respectively, which is included in interest sensitive contract liabilities. The advances on these agreements are collateralized primarily by commercial and residential mortgage-backed securities and commercial mortgage loans.

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

Investments

The Company had total cash and invested assets of $33.7 billion and $25.9 billion at September 30, 2012 and December 31, 2011, respectively, as illustrated below (dollars in thousands):

	September 30, 2012	December 31, 2011
Fixed maturity securities, available-for-sale	$21,658,414	$16,200,950
Mortgage loans on real estate	2,256,881	991,731
Policy loans	1,243,498	1,260,400
Funds withheld at interest	5,608,640	5,410,424
Short-term investments	90,789	88,566
Other invested assets	1,236,616	1,012,541
Cash and cash equivalents	1,603,730	962,870
Total cash and invested assets	$33,698,568	$25,927,482

The following table presents consolidated average invested assets at amortized cost, net investment income and investment yield, excluding funds withheld at interest and spread related business. Funds withheld at interest assets and other spread related business are primarily associated with the reinsurance of annuity contracts on which the Company earns an interest rate spread. Fluctuations in the yield on funds withheld assets and other spread related business are substantially offset by a corresponding adjustment to the interest credited on the liabilities.

(dollars in thousands)	Three months ended September 30,			Nine months ended September 30,
	2012	2011	Increase/ (Decrease)	2012	2011	Increase/ (Decrease)
Average invested assets at amortized cost	$17,030,794	$15,779,896	7.9%	$16,432,165	$15,321,870	7.2%

Net investment income	208,346	204,719	1.8%	616,420	605,954	1.7%

Investment yield (ratio of net investment income to average invested assets)	4.98%	5.29%	(31) bps	5.03%	5.31%	(28) bps

The current low U.S. interest rate environment is negatively affecting the Company’s earnings. Investment yield decreased for the three months ended September 30, 2012 due primarily to slightly lower yields on several asset classes, including fixed maturity securities, mortgage loans and policy loans. The lower yields are due primarily to a lower interest rate environment which decreases the yield on new investment purchases. All investments held by RGA and its subsidiaries are monitored for conformance with the qualitative and quantitative limits prescribed by the applicable jurisdiction’s insurance laws and regulations. In addition, the operating companies’ boards of directors periodically review their respective investment portfolios. The Company’s investment strategy is to maintain a predominantly investment-grade, fixed maturity portfolio, to provide adequate liquidity for expected reinsurance obligations, and to balance income and total return objectives while maintaining prudent asset management. The Company’s duration needs differ between operating segments. Based on Canadian reserve requirements, the Canadian liabilities are matched with long-duration Canadian assets and the duration of the Canadian portfolio exceeds twenty years. The average duration for all the Company’s portfolios, when consolidated, ranges between eight and ten years. See Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements of the DAC Current Report for additional information regarding the Company’s investments.

During the third quarter, invested assets associated with the annuity coinsurance transaction executed in the second quarter of 2012 were added to the Company’s portfolio and the portfolio characteristics with respect to asset type and sector closely resembled the Company’s existing U.S. dollar denominated portfolio of fixed maturities and mortgage loans.

Fixed Maturity and Equity Securities Available-for-Sale

See “Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for tables that provide the amortized cost, unrealized gains and losses, estimated fair value of fixed maturity and equity securities, and other-than-temporary impairments in AOCI by sector as of September 30, 2012 and December 31, 2011.

The Company’s fixed maturity securities are invested primarily in corporate bonds, mortgage- and asset-backed securities, and U.S. and Canadian government securities. As of September 30, 2012 and December 31, 2011, approximately 95.4% and 95.5%, respectively, of the Company’s consolidated investment portfolio of fixed maturity securities were investment grade.

Important factors in the selection of investments include diversification, quality, yield, total rate of return potential and call protection. The relative importance of these factors is determined by market conditions and the underlying product or portfolio characteristics. Cash equivalents are primarily invested in high-grade money market instruments. The largest asset class in which fixed maturity securities were invested was corporate securities, which represented approximately 55.0% and 46.0% of total fixed maturity securities as of September 30, 2012 and December 31, 2011, respectively. See “Corporate Fixed Maturity Securities” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables showing the major industry types, which comprise the corporate fixed maturity holdings at September 30, 2012 and December 31, 2011.

The creditworthiness of Greece, Ireland, Italy, Portugal and Spain, commonly referred to as “Europe’s peripheral region,” is under ongoing stress and uncertainty due to high debt levels and economic weakness. The Company did not have exposure to sovereign fixed maturity securities, which includes global government agencies, from Europe’s peripheral region as of September 30, 2012 and December 31, 2011. In addition, the Company did not purchase or sell credit protection, through credit default swaps, referenced to sovereign entities of Europe’s peripheral region. The tables below show the Company’s exposure to sovereign fixed maturity securities originated in countries other than Europe’s peripheral region, included in “Other foreign government, supranational and foreign government-sponsored enterprises,” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements, as of September 30, 2012 and December 31, 2011 (dollars in thousands):

September 30, 2012:		Estimated
	Amortized Cost	Fair Value	% of Total
Australia	$454,131	$470,628	33.3%
Japan	221,977	228,478	16.2
United Kingdom	129,960	140,478	10.0
Cayman Islands	69,333	76,661	5.4
South Africa	63,037	67,240	4.8
New Zealand	54,077	54,716	3.9
Germany	42,360	45,229	3.2
South Korea	41,396	44,619	3.2
France	38,694	41,945	3.0
Other	215,586	240,896	17.0

Total	$1,330,551	$1,410,890	100.0%

December 31, 2011:		Estimated
	Amortized Cost	Fair Value	% of Total
Australia	$437,713	$446,694	39.1%
Japan	214,994	219,276	19.2
United Kingdom	118,618	130,106	11.4
Germany	72,926	75,741	6.6
New Zealand	51,547	51,544	4.5
South Africa	37,624	38,528	3.4
South Korea	30,592	32,025	2.8
Other	139,927	148,792	13.0

Total	$1,103,941	$1,142,706	100.0%

The tables below show the Company’s exposure to non-sovereign fixed maturity securities and equity securities, based on the security’s country of issuance, from Europe’s peripheral region as of September 30, 2012 and December 31, 2011 (dollars in thousands):

September 30, 2012:	Amortized Cost	Estimated Fair Value	% of Total
Financial institutions:
Ireland	$3,592	$4,057	4.4%
Spain	23,347	23,215	25.0

Total financial institutions	26,939	27,272	29.4

Other:
Ireland	26,346	27,528	29.7
Italy	6,393	6,394	6.9
Spain	31,694	31,525	34.0

Total other	64,433	65,447	70.6

Total	$91,372	$92,719	100.0%

December 31, 2011:	Amortized Cost	Estimated Fair Value	% of Total
Financial institutions:
Ireland	$4,084	$4,397	5.9%
Spain	25,565	20,378	27.6

Total financial institutions	29,649	24,775	33.5

Other:
Ireland	12,474	13,149	17.8
Italy	2,898	2,808	3.8
Spain	34,459	33,137	44.9

Total other	49,831	49,094	66.5

Total	$79,480	$73,869	100.0%

The Company references rating agency designations in some of its investment disclosures. These designations are based on the ratings from nationally recognized rating organizations, primarily those assigned by S&P. In instances where a S&P rating is not available, the Company will reference the rating provided by Moody’s and in the absence of both the Company will assign equivalent ratings based on information from the NAIC. The NAIC assigns securities quality ratings and uniform valuations called “NAIC Designations” which are used by insurers when preparing their statutory filings. The NAIC assigns designations to publicly traded as well as privately placed securities. The designations assigned by the NAIC range from class 1 to class 6, with designations in classes 1 and 2 generally considered investment grade (BBB or higher rating agency designation). NAIC designations in classes 3 through 6 are generally considered below investment grade (BB or lower rating agency designation).

The quality of the Company’s available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity security portfolio, at September 30, 2012 and December 31, 2011 was as follows (dollars in thousands):

		September 30, 2012			December 31, 2011
NAIC Designation	Rating Agency Designation	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
1	AAA/AA/A	$12,154,544	$14,462,372	66.8%	$10,087,612	$11,943,633	73.7%
2	BBB	5,716,281	6,185,558	28.6	3,283,937	3,522,411	21.8
3	BB	583,622	608,439	2.8	446,610	436,001	2.7
4	B	322,040	306,871	1.4	244,645	210,222	1.3
5	CCC and lower	92,149	68,193	0.3	95,128	71,410	0.4
6	In or near default	36,647	26,981	0.1	24,948	17,273	0.1

	Total	$18,905,283	$21,658,414	100.0%	$14,182,880	$16,200,950	100.0%

The Company’s fixed maturity portfolio includes structured securities. The following table shows the types of structured securities the Company held at September 30, 2012 and December 31, 2011 (dollars in thousands):

	September 30, 2012		December 31, 2011
		Estimated		Estimated
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Residential mortgage-backed securities:
Agency	$511,887	$571,894	$561,156	$619,010
Non-agency	468,768	483,914	606,109	608,224

Total residential mortgage-backed securities	980,655	1,055,808	1,167,265	1,227,234
Commercial mortgage-backed securities	1,663,493	1,740,391	1,233,958	1,242,219
Asset-backed securities	588,851	572,700	443,974	401,991

Total	$3,232,999	$3,368,899	$2,845,197	$2,871,444

The residential mortgage-backed securities include agency-issued pass-through securities and collateralized mortgage obligations. A majority of the agency-issued pass-through securities are guaranteed or otherwise supported by the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, or the Government National Mortgage Association. The weighted average credit rating was “AA” as of September 30, 2012 and December 31, 2011, respectively. The principal risks inherent in holding mortgage-backed securities are prepayment and extension risks, which will affect the timing of when cash will be received and are dependent on the level of mortgage interest rates. Prepayment risk is the unexpected increase in principal payments, primarily as a result of owner refinancing. Extension risk relates to the unexpected slowdown in principal payments. In addition, non-agency mortgage-backed securities face credit risk should the borrower be unable to pay the contractual interest or principal on their obligation. The Company monitors its mortgage-backed securities to mitigate exposure to the cash flow uncertainties associated with these risks.

As of September 30, 2012 and December 31, 2011, the Company had exposure to commercial mortgage-backed securities with amortized costs totaling $2,002.7 million and $1,595.1 million, and estimated fair values of $2,099.8 million and $1,615.9 million, respectively. Those amounts include exposure to commercial mortgage-backed securities held directly in the Company’s investment portfolios within fixed maturity securities, as well as securities held by ceding companies that support the Company’s funds withheld at interest investment. The securities are generally highly rated with weighted average S&P credit ratings of approximately “A+” at both September 30, 2012 and December 31, 2011. Approximately 36.3% and 40.2%, based on estimated fair value, were classified in the “AAA” category at September 30, 2012 and December 31, 2011, respectively. The Company recorded $2.1 million and $14.2 million of other-than-temporary impairments in its direct investments in commercial mortgage-backed securities for the third quarter and first nine months ended September 30, 2012, respectively. The Company recorded $6.6 million and $9.3 million of other-than-temporary impairments in its direct investments in commercial mortgage-backed securities for the third quarter and first nine months ended September 30, 2011, respectively. The following tables summarize the commercial mortgage-backed securities by rating and underwriting year at September 30, 2012 and December 31, 2011 (dollars in thousands):

September 30, 2012:	AAA		AA		A
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
Underwriting Year	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
2005 & Prior	$210,908	$218,327	$132,108	$143,785	$97,311	$99,438
2006	245,431	273,176	60,760	67,989	78,858	84,663
2007	177,192	194,352	19,048	21,752	109,263	121,310
2008	7,750	7,821	48,514	61,261	14,330	16,690
2009	1,647	1,778	17,307	19,229	3,450	5,414
2010	27,968	29,778	45,882	52,122	13,270	14,466
2011	16,848	17,372	16,060	18,282	35,419	36,708
2012	20,009	20,617	27,226	27,553	24,892	25,389

Total	$707,753	$763,221	$366,905	$411,973	$376,793	$404,078

	BBB		Below Investment Grade		Total
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
Underwriting Year	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
2005 & Prior	$118,379	$119,048	$45,671	$39,819	$604,377	$620,417
2006	83,778	81,072	47,481	42,885	516,308	549,785
2007	99,814	114,742	116,312	87,728	521,629	539,884
2008	--	--	22,210	15,903	92,804	101,675
2009	3,821	5,070	--	--	26,225	31,491
2010	--	--	--	--	87,120	96,366
2011	6,100	6,379	--	--	74,427	78,741
2012	7,637	7,910	--	--	79,764	81,469

Total	$319,529	$334,221	$231,674	$186,335	$2,002,654	$2,099,828

December 31, 2011:	AAA		AA		A
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
Underwriting Year	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
2005 & Prior	$92,275	$98,213	$130,890	$143,609	$32,504	$31,187
2006	260,765	277,959	52,883	59,727	52,805	55,074
2007	201,228	214,510	23,565	18,700	116,898	122,945
2008	8,975	9,053	48,818	59,536	17,012	19,237
2009	1,664	1,709	12,367	13,684	7,060	9,515
2010	27,946	28,872	49,323	53,480	19,434	20,727
2011	20,047	20,002	11,146	12,079	7,563	7,594

Total	$612,900	$650,318	$328,992	$360,815	$253,276	$266,279

	BBB		Below Investment Grade		Total
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
Underwriting Year	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
2005 & Prior	$24,750	$24,295	$52,475	$40,753	$332,894	$338,057
2006	27,995	26,563	53,205	43,559	447,653	462,882
2007	102,604	108,047	113,946	77,718	558,241	541,920
2008	--	--	24,916	17,554	99,721	105,380
2009	--	--	--	--	21,091	24,908
2010	--	--	--	--	96,703	103,079
2011	--	--	--	--	38,756	39,675

Total	$155,349	$158,905	$244,542	$179,584	$1,595,059	$1,615,901

Asset-backed securities include credit card and automobile receivables, sub-prime mortgage-backed securities, home equity loans, manufactured housing bonds and collateralized debt obligations. The Company’s asset-backed securities are diversified by issuer and contain both floating and fixed rate securities and had a weighted average credit rating of “AA-” at September 30, 2012 and December 31, 2011. The Company owns floating rate securities that represent approximately 15.1% and 15.2% of the total fixed maturity securities at September 30, 2012 and December 31, 2011, respectively. These investments have a higher degree of income variability than the other fixed income holdings in the portfolio due to the floating rate nature of the interest payments. The Company holds these investments to match specific floating rate liabilities primarily reflected in the consolidated balance sheets as collateral finance facility. In addition to the risks associated with floating rate securities, principal risks in holding asset-backed securities are structural, credit and capital market risks. Structural risks include the securities’ cash flow priority in the capital structure and the inherent prepayment sensitivity of the underlying collateral. Credit risks include the adequacy and ability to realize proceeds from the collateral. Credit risks are mitigated by credit enhancements which include excess spread, over-collateralization and subordination. Capital market risks include general level of interest rates and the liquidity for these securities in the marketplace.

As of September 30, 2012 and December 31, 2011, the Company held investments in securities with sub-prime mortgage exposure with amortized costs totaling $126.2 million and $136.7 million, and estimated fair values of $103.7 million and $102.7 million, respectively. Those amounts include exposure to sub-prime mortgages through securities held directly in the Company’s investment portfolios within asset-backed securities, as well as securities backing the Company’s funds withheld at interest investment. The weighted average S&P credit ratings on these securities was approximately “BB” and “BBB-” at September 30, 2012 and December 31, 2011, respectively. At new issue, these securities had been highly rated; however, in recent years have been downgraded by rating agencies. Additionally, the Company has largely avoided directly investing in securities originated since the second half of 2005, which management believes was a period of lessened underwriting quality. Limited growth in this sector is attributable to new purchases in the funds withheld segregated portfolios. While ratings and vintage year are important factors to consider, the tranche seniority and evaluation of forecasted future losses within a tranche is critical to the valuation of these types of securities. The Company recorded $0.2 million in other-than-temporary impairments in its sub-prime portfolio during the third quarter and first nine months of 2012. The Company recorded $1.1 million and $1.8 million in other-than-temporary impairments in its sub-prime portfolio during the third quarter and first nine months of 2011, respectively.

Alternative residential mortgage loans (“Alt-A”) are a classification of mortgage loans where the risk profile of the borrower falls between prime and sub-prime. At September 30, 2012 and December 31, 2011, the Company’s Alt-A securities had an amortized cost of $141.9 million and $140.5 million, respectively. As of September 30, 2012 and December 31, 2011, 18.9% and 43.8%, respectively, of the Alt-A securities were rated “AA-” or better. This amount includes securities directly held by the Company and securities held by ceding companies that support the Company’s funds withheld at interest investment. The Company did not record any other-than-temporary impairments in the third quarter and $0.3 million in other-than-

temporary impairments in the first nine months of 2012, in its Alt-A securities portfolio due primarily to the increased likelihood that some or all of the remaining scheduled principal and interest payments on certain securities will not be received. The Company recorded $0.1 million in other-than-temporary impairments in the third quarter and first nine months of 2011.

The Company does not invest in the common equity securities of Fannie Mae and Freddie Mac, both government sponsored entities; however, as of September 30, 2012 and December 31, 2011, the Company held in its general portfolio $59.6 million and $51.0 million, respectively, at amortized cost with direct exposure in the form of senior unsecured agency and preferred securities. Additionally, as of September 30, 2012 and December 31, 2011, the portfolios held by the Company’s ceding companies that support its funds withheld asset contain approximately $219.1 million and $454.6 million, respectively, in amortized cost of unsecured agency bond holdings and no equity exposure. As of September 30, 2012 and December 31, 2011, indirect exposure in the form of secured, structured mortgaged securities issued by Fannie Mae and Freddie Mac totaled approximately $724.3 million and $723.7 million, respectively, in amortized cost across the Company’s general and funds withheld portfolios. Including the funds withheld portfolios, the Company’s direct holdings in the form of preferred securities had a total amortized cost of $0.7 million at December 31, 2011.

The Company monitors its fixed maturity and equity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, the length of time and the extent to which the market value has been below amortized cost, compliance with covenants, general market and industry sector conditions, current intent and ability to hold securities, and various other subjective factors. The Company recorded $2.6 million and $22.2 million in other-than-temporary impairments in its fixed maturity and equity securities, including $2.3 million and $15.3 million of other-than-temporary impairment losses on Subprime / Alt-A / Other structured securities, in the third quarter and first nine months of 2012, respectively, primarily due to a decline in value of structured securities with exposure to mortgages and general credit deterioration in select corporate and foreign securities. The Company recorded $8.8 million and $19.3 million in other-than-temporary impairments in its fixed maturity and equity securities, including $7.7 million and $14.1 million of other-than-temporary impairment losses on Subprime / Alt-A / Other structured securities, in the third quarter and first nine months of 2011, respectively, primarily due to a decline in value of structured securities with exposure to mortgages and general credit deterioration in the select corporate and foreign securities. The increase in other impairments was primarily due to impairments in the limited partnership asset class in the third quarter of 2012. The table below summarizes other-than-temporary impairments for the third quarter of 2012 and 2011 (dollars in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Asset Class	2012	2011	2012	2011
Subprime / Alt-A / Other structured securities	$2,331	$7,732	$15,341	$14,064
Corporate / Other fixed maturity securities	224	1,090	3,839	1,604
Equity securities	--	--	3,025	3,680
Other impairments, including change in mortgage loan provision	10,301	2,370	14,382	4,980

Total	$12,856	$11,192	$36,587	$24,328

At September 30, 2012 and December 31, 2011, the Company had $153.7 million and $292.5 million, respectively, of gross unrealized losses related to its fixed maturity and equity securities. The distribution of the gross unrealized losses related to these securities is shown below.

	September 30,	December 31,
	2012	2011
Sector:
Corporate securities	29.6%	46.5%
Residential mortgage-backed securities	3.6	5.6
Asset-backed securities	22.2	18.4
Commercial mortgage-backed securities	39.2	27.2
State and political subdivisions	4.0	1.1
Other foreign government supranational and foreign government-sponsored enterprises	1.4	1.2

Total	100.0%	100.0%

Industry:
Finance	19.9%	36.0%
Asset-backed	22.2	18.4
Industrial	6.4	8.2
Mortgage-backed	42.8	32.8
Government	5.4	2.4
Utility	3.3	2.2

Total	100.0%	100.0%

See “Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the total gross unrealized losses for fixed maturity and equity securities at September 30, 2012 and December 31, 2011, respectively, where the estimated fair value had declined and remained below amortized cost by less than 20% or more than 20%.

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

See “Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables that present the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for fixed maturity and equity securities that have estimated fair values below amortized cost as of September 30, 2012 and December 31, 2011.

As of September 30, 2012, the Company does not intend to sell these fixed maturity securities and does not believe it is more likely than not that it will be required to sell these fixed maturity securities before the recovery of the fair value up to the current amortized cost of the investment, which may be maturity. However, unforeseen facts and circumstances may cause the Company to sell fixed maturity securities in the ordinary course of managing its portfolio to meet diversification, credit quality, asset-liability management and liquidity guidelines.

As of September 30, 2012, the Company has the ability and intent to hold the equity securities until the recovery of the fair value up to the current cost of the investment. However, unforeseen facts and circumstances may cause the Company to sell equity securities in the ordinary course of managing its portfolio to meet diversification, credit quality and liquidity guidelines.

As of September 30, 2012 and December 31, 2011, respectively, the Company classified approximately 9.1% and 8.5% of its fixed maturity securities in the Level 3 category (refer to Note 6 – “Fair Value of Assets and Liabilities” in the Notes to Condensed Consolidated Financial Statements for additional information). These securities primarily consist of private placement corporate securities, below investment grade commercial and residential mortgage-backed securities and sub-prime asset-backed securities with inactive trading markets.

Mortgage Loans on Real Estate

Mortgage loans represented approximately 6.7% and 3.8% of the Company’s cash and invested assets as of September 30, 2012 and December 31, 2011, respectively. The Company’s mortgage loan portfolio consists principally of investments in U.S.-based commercial offices, light industrial properties and retail locations. The mortgage loan portfolio is diversified by geographic region and property type.

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

Policy Loans

Policy loans comprised approximately 3.7% and 4.9% of the Company’s cash and invested assets as of September 30, 2012 and December 31, 2011, respectively, substantially all of which are associated with one client. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. Because policy loans represent premature distributions of policy liabilities, they have the effect of reducing future disintermediation risk. In addition, the Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.

Funds Withheld at Interest

Funds withheld at interest comprised approximately 16.6% and 20.9% of the Company’s cash and invested assets as of September 30, 2012 and December 31, 2011, respectively. For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company, and are reflected as funds withheld at interest on the Company’s consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances with amounts owed by the ceding company. Interest accrues to these assets at rates defined by the treaty terms. Additionally, under certain treaties the Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate the risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had an average rating of “A” at September 30, 2012 and December 31, 2011. Certain ceding companies maintain segregated portfolios for the benefit of the Company.

Other Invested Assets

Other invested assets include equity securities, limited partnership interests, joint ventures, structured loans and derivative contracts. Other invested assets represented approximately 3.7% and 3.9% of the Company’s cash and invested assets as of September 30, 2012 and December 31, 2011, respectively. See “Other Invested Assets” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for a table that presents the carrying value of the Company’s other invested assets by type as of September 30, 2012 and December 31, 2011.

The Company recorded $3.0 million of other-than-temporary impairments on equity securities in the first nine months of 2012. The Company recorded $7.5 million and $8.2 million of other-than-temporary impairments on limited partnership interests in the third quarter and first nine months of 2012, respectively. The Company recorded $3.7 million of other-than-temporary impairments on other invested assets in the third quarter and first nine months of 2011. The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value at the reporting date plus or minus any collateral pledged to or from the Company. The Company had credit exposure related to its derivative contracts, excluding futures, of $10.7 million and $12.0 million at September 30, 2012 and December 31, 2011, respectively.

Contractual Obligations

The Company’s obligation for long-term debt, including interest, increased by $1,095.0 million since December 31, 2011 primarily related to the August 2012 issuance of subordinated debentures as previously discussed. The Company’s obligation related to other policy claims and benefits increased since December 31, 2011 by $291.1 million primarily due to an increase in claims pending and incurred claims not reported. The Company’s obligation for payables for collateral received under derivative transactions decreased by $62.9 million since December 31, 2011 due to a reduction in cash received as collateral on derivative positions. There were no other material changes in the Company’s contractual obligations from those previously reported.

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

Variable Annuities

The Company reinsures variable annuities including those with guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”) and guaranteed minimum withdrawal benefits (“GMWB”). Strong equity markets, increases in interest rates and decreases in volatility will generally decrease the fair value of the liabilities underlying the benefits. Conversely, a decrease in the equity markets along with a decrease in interest rates and an increase in volatility will generally result in an increase in the fair value of the liabilities underlying the benefits, which has the effect of increasing reserves and lowering earnings. The Company maintains a customized dynamic hedging program that is designed to mitigate the risks associated with income volatility around the change in reserves on guaranteed benefits. However, the hedge positions may not fully offset the changes in the carrying value of the guarantees due to, among other things, time lags, high levels of volatility in the equity and derivative markets, extreme swings in interest rates, unexpected contract holder behavior, and divergence between the performance of the underlying funds and hedging indices. These factors, individually or collectively, may have a material adverse effect on the Company’s net income, financial condition or liquidity. The table below provides a summary of variable annuity account values and the fair value of the guaranteed benefits as of September 30, 2012 and December 31, 2011.

(dollars in millions)	September 30, 2012	December 31, 2011
No guarantee minimum benefits	$957	$986
GMDB only	80	85
GMIB only	6	6
GMAB only	55	55
GMWB only	1,667	1,538
GMDB / WB	461	498
Other	31	31

Total variable annuity account values	$3,257	$3,199

Fair value of liabilities associated with living benefit riders	$203	$277

There has been no significant change in the Company’s quantitative or qualitative aspects of market risk during the quarter ended September 30, 2012 from that disclosed in the DAC Current Report.

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

Generally, RGA’s insurance subsidiaries retrocede amounts in excess of their retention to RGA Reinsurance, Parkway Re, RGA Barbados, RGA Americas, Rockwood Re, Manor Re, RGA Worldwide or RGA Atlantic. External retrocessions are arranged through the Company’s retrocession pools for amounts in excess of its retention. As of September 30, 2012, all retrocession pool members in this excess retention pool rated by the A.M. Best Company were rated “A-” or better except for one pool member that was rated “B++.” A rating of “A-” is the fourth highest rating out of fifteen possible ratings. For a majority of the retrocessionaires that were not rated, letters of credit or trust assets have been given as additional security. In addition, the Company performs annual financial and in force reviews of its retrocessionaires to evaluate financial stability and performance.

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

New Accounting Standards

See Note 14 — “New Accounting Standards” in the Notes to Condensed Consolidated Financial Statements.

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

There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Reinsurance Group of America, Incorporated

Date: November 6, 2012	By:	/s/ A. Greig Woodring
A. Greig Woodring
President & Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2012	By:	/s/ Jack B. Lay
Jack B. Lay Senior Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K filed November 25, 2008.

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 of Current Report on Form 8-K filed November 25, 2008.

4.1

Indenture, dated as of August 21, 2012, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed August 21, 2012.

4.2

First Supplemental Indenture, dated as of August 21, 2012, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed August 21, 2012.

4.3	Form of 6.20% Fixed-To-Floating Rate Subordinated Debenture due 2042, incorporated by reference from Exhibit A to the First Supplemental Indenture filed as Exhibit 4.2 hereto.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document