Form 10-K
period 2012-12-31
REINSURANCE GROUP OF AMERICA INC
filed 2013-03-01
CIK 898174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

X	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
December 31, 2012

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

Yes         No ✓

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ✓  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ✓  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ✓       Accelerated filer               Non-accelerated filer             Smaller reporting company

Indicate by check mark whether the registrant is a shell company.  Yes         No ✓

The aggregate market value of the stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2012, as reported on the New York Stock Exchange was approximately $3.9 billion.

As of January 31, 2013, 73,930,128 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Definitive Proxy Statement in connection with the 2013 Annual Meeting of Shareholders (“the Proxy Statement”) which will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended December 31, 2012, are incorporated by reference in Part III of this Form 10-K.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

Item 1.         BUSINESS

A.	Overview

Reinsurance Group of America, Incorporated (“RGA”) is an insurance holding company that was formed on December 31, 1992. The consolidated financial statements herein include the assets, liabilities, and results of operations of RGA, RGA Reinsurance Company (“RGA Reinsurance”), Reinsurance Company of Missouri, Incorporated (“RCM”), RGA Reinsurance Company (Barbados) Ltd. (“RGA Barbados”), RGA Americas Reinsurance Company, Ltd. (“RGA Americas”), RGA Atlantic Reinsurance Company, Ltd. (“RGA Atlantic”), RGA Life Reinsurance Company of Canada (“RGA Canada”), RGA Reinsurance Company of Australia, Limited (“RGA Australia”) and RGA International Reinsurance Company (“RGA International”) as well as several other subsidiaries, which are primarily wholly owned (collectively, the “Company”).

The Company is primarily engaged in the reinsurance of individual and group coverages for traditional life and health, longevity, disability income, asset-intensive (e.g., annuities) and critical illness products, and financial reinsurance. RGA and its predecessor, the Reinsurance Division of General American Life Insurance Company, a Missouri life insurance company, have been engaged in the business of life and health reinsurance since 1973. The Company’s operations in the U.S. and Canada contributed approximately 66.3% of its consolidated net premiums during 2012. In 1994, the Company began expanding into international markets and now has subsidiaries, branch operations, or representative offices in Australia, Barbados, Bermuda, China, France, Germany, Hong Kong, India, Ireland, Italy, Japan, Mexico, the Netherlands, New Zealand, Poland, Singapore, South Africa, South Korea, Spain, Taiwan, the United Arab Emirates (“UAE”) and the United Kingdom (“UK”). RGA is considered one of the leading life reinsurers in the world based on premiums and the amount of life reinsurance in force. As of December 31, 2012, the Company had approximately $2.9 trillion of life reinsurance in force and $40.4 billion in consolidated assets.

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

Life reinsurance primarily refers to reinsurance of individual or group-issued term, whole life, universal life, and joint and last survivor insurance policies. Health and disability income reinsurance primarily refers to reinsurance of individual or group health policies. Critical illness reinsurance provides a benefit in the event of the diagnosis of a pre-defined critical illness. Asset-intensive reinsurance primarily refers to reinsurance of annuities and corporate-owned life insurance. Longevity reinsurance primarily refers to reinsurance of annuities in payout status. Financial reinsurance primarily involves assisting ceding companies in meeting applicable regulatory requirements by enhancing the ceding companies’ financial strength and regulatory surplus position. Financial reinsurance transactions do not qualify as reinsurance under U.S. generally accepted accounting principles (“GAAP”), due to the low-risk nature of the transactions. These transactions are reported in accordance with deposit accounting guidelines. Ceding companies will often contract with more than one reinsurance company to reinsure their automatic business. Group reinsurance and facultative treaties are typically written with one reinsurer.

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

Reinsurance agreements, whether facultative or automatic, may include recapture rights, which permit the ceding company to reassume all or a portion of the risk formerly ceded to the reinsurer after an agreed-upon period of time (generally 10 years) or in some cases due to changes in the financial condition or ratings of the reinsurer. Recapture of business previously ceded does not affect premiums ceded prior to the recapture of such business, but would reduce premiums in subsequent periods. The potential adverse effects of recapture rights are mitigated by the following factors: (i) recapture rights vary by treaty and the risk of recapture is a factor that is considered when pricing a reinsurance agreement; (ii) ceding companies generally may exercise their recapture rights only to the extent they have increased their retention limits for the reinsured policies; and (iii) ceding companies generally must recapture all of the policies eligible for recapture under the agreement in a particular year if any are recaptured (which prevents a ceding company from recapturing only the most profitable policies). In addition, when a ceding company recaptures reinsured policies, the reinsurer releases the reserves it maintained to support the recaptured portion of the policies.

Reinsurers may place assets in trust to satisfy collateral requirements for certain treaties. Securities with an amortized cost of $2,140.7 million were held in trust for the benefit of certain RGA subsidiaries to satisfy collateral requirements for reinsurance business at December 31, 2012. Additionally, securities with an amortized cost of $7,549.0 million as of December 31, 2012 were held in trust to satisfy collateral requirements under certain third-party reinsurance treaties. Under certain conditions, the Company may be obligated to move reinsurance from one subsidiary of RGA to another subsidiary of RGA or make payments under a given treaty. These conditions include change in control or ratings of the subsidiary, insolvency, nonperformance under a treaty, or loss of the subsidiary’s reinsurance license. If the Company is ever required to perform under these obligations, the risk to the consolidated company under the reinsurance treaties would not change; however, additional capital may be required due to the change in jurisdiction of the subsidiary reinsuring the business and may create a strain on liquidity, possibly causing a reduction in dividend payments or hampering the Company’s ability to write new business or retain existing business.

During 2006, RGA’s subsidiary, Timberlake Financial, L.L.C. (“Timberlake Financial”), issued $850.0 million of Series A Floating Rate Insured Notes due June 2036 in a private placement. The notes were issued to fund the collateral requirements for statutory reserves required by the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX) on specified term life insurance policies reinsured by RGA Reinsurance. Proceeds from the notes and the Company’s direct investment in Timberlake Financial were deposited into a series of trust accounts as collateral and are not available to satisfy the general obligations of the Company. As of December 31, 2012, the Company held assets in trust and in custody of $909.2 million for this purpose, which is not included in the assets held in trust amounts above. See Note 14 - “Collateral Finance Facility” in the Notes to Consolidated Financial Statements for additional information on the Timberlake Financial notes.

Some reinsurance agreements give the ceding company the right to force the reinsurer to place assets in trust for the ceding company’s benefit to provide collateral for statutory reserve credits taken by the ceding company, in the event of a downgrade of the reinsurer’s ratings to specified levels, generally non-investment grade levels, or if minimum levels of financial condition are not maintained, or based on certain treaty performance measures. As of December 31, 2012, the Company had approximately $1,522.1 million in statutory reserves associated with these types of treaties. Assets placed in trust continue to be owned by the Company, but their use is restricted based on the terms of the trust agreement.

B.	Corporate Structure

RGA is an insurance holding company, the principal assets of which consist of the common stock of RCM, RGA Barbados, RGA Americas, RGA Canada, RGA International and RGA Atlantic as well as several other subsidiaries, which are primarily wholly owned. Potential sources of funds for RGA to make stockholder dividend distributions and to fund debt service obligations are dividends and interest paid to RGA by its subsidiaries, securities maintained in its investment portfolio, and proceeds from securities offerings and borrowings. RCM’s primary sources of funds are dividend distributions paid by RGA Reinsurance Company, whose principal source of funds is derived from current operations. Dividends paid by

RGA’s reinsurance subsidiaries are subject to regulatory restrictions of the respective governing bodies where each reinsurance subsidiary is domiciled.

The Company has five geographic-based or function-based operational segments each of which is a distinct reportable segment: U.S., Canada, Europe & South Africa, Asia Pacific and Corporate and Other. These operating segments write reinsurance business that is wholly or partially retained in one or more of RGA’s reinsurance subsidiaries. See “Segments” for more information concerning the Company’s operating segments.

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

The ability to write reinsurance partially depends on a reinsurer’s financial condition and its financial strength ratings. These ratings are based on a company’s ability to pay policyholder obligations and are not directed toward the protection of investors. A ratings downgrade could adversely affect the Company’s ability to compete. See Item 1A – “Risk Factors” for more on the potential effects of a ratings downgrade.

Regulation

The following table provides the jurisdiction of the regulatory authority for RGA’s primary operating and captive subsidiaries:

Subsidiary	Regulatory Authority
RGA Reinsurance	Missouri
Parkway Reinsurance Company (“Parkway Re”)	Missouri
Rockwood Reinsurance Company (“Rockwood Re”)	Missouri
Castlewood Reinsurance Company (“Castlewood Re”)	Missouri
RCM	Missouri
Timberlake Reinsurance Company II (“Timberlake Re”)	South Carolina
RGA Canada	Canada
RGA Barbados	Barbados
RGA Americas	Barbados
Manor Reinsurance, Ltd. (“Manor Re”)	Barbados
RGA Atlantic	Barbados
RGA Worldwide Reinsurance Company, Ltd. (“RGA Worldwide”)	Barbados
RGA Global Reinsurance Company, Ltd. (“RGA Global”);	Bermuda
RGA Australia	Australia
RGA International	Ireland
RGA Reinsurance Company of South Africa, Limited (“RGA South Africa”)	South Africa

RGA Reinsurance, RGA Global and RGA International are also subject to regulations in the other jurisdictions in which they are licensed or authorized to do business. Insurance laws and regulations, among other things, establish minimum capital requirements and limit the amount of dividends, distributions, and intercompany payments affiliates can make without regulatory approval. Additionally, insurance laws and regulations impose restrictions on the amounts and types of investments that insurance companies may hold. In addition, new standards to be imposed upon European insurers by Solvency II, revisions to the insurance laws of Bermuda similar to Solvency II, changes to regulations in Canada and revisions to the insurance holding company laws in the U.S. and other jurisdictions could, in the near future, affect RGA

International, RGA Global, RGA Canada, RGA Reinsurance and other subsidiaries, and the clients of each to varying degrees.

General

The insurance laws and regulations, as well as the level of supervisory authority that may be exercised by the various insurance departments, vary by jurisdiction, but generally grant broad powers to supervisory agencies or regulators to examine and supervise insurance companies and insurance holding companies with respect to every significant aspect of the conduct of the insurance business, including approval or modification of contractual arrangements. These laws and regulations generally require insurance companies to meet certain solvency standards and asset tests, to maintain minimum standards of business conduct, and to file certain reports with regulatory authorities, including information concerning their capital structure, ownership, and financial condition; and subject insurers to potential assessments for amounts paid by guarantee funds. RGA Reinsurance and RCM are subject to the state of Missouri’s adoption of the National Association of Insurance Commissioners (“NAIC”) Model Audit Rule which requires an insurer to have an annual audit by an independent certified public accountant, provide an annual management report of internal control over financial reporting, file the resulting reports with the Director of Insurance and maintain an audit committee. Moreover, the new model insurance holding company standards promulgated by the NAIC during 2010 will likely be adopted by the state of Missouri to become effective in 2013 or 2014. These new standards will permit the Missouri regulator to request and consider, in its regulation of the solvency of and capital standards for RGA Reinsurance and RCM, information about the operations of other subsidiaries of RGA and the extent to which there may be deemed to exist contagion risk posed by those operations. In addition, the RGA insurers are now the subject of a supervisory college which involves regular meetings of the insurance regulators of the insurance entities of RGA. These regular meetings are expected to bring about additional questions and perhaps even limitations on some of the activities of the insurance company members of RGA.

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

Regulation XXX, implemented in the U.S. for various types of life insurance business, significantly increased the level of reserves that U.S. life insurance and life reinsurance companies must hold on their statutory financial statements for various types of life insurance business, primarily certain level premium term life products. The reserve levels required under Regulation XXX are normally in excess of reserves required under GAAP. In situations where primary insurers have reinsured business to reinsurers that are unlicensed and unaccredited in the U.S., the reinsurer must provide collateral equal to its reinsurance reserves in order for the ceding company to receive statutory financial statement credit. Reinsurers have historically utilized letters of credit for the benefit of the ceding company, or have placed assets in trust for the benefit of the ceding company, or have used other structures as the primary forms of collateral.

RGA Reinsurance is the primary subsidiary of the Company subject to Regulation XXX. In order to manage the effect of Regulation XXX on its statutory financial statements, RGA Reinsurance has retroceded a majority of Regulation XXX reserves to unaffiliated and affiliated unlicensed reinsurers and special purpose reinsurers, or captives. RGA Reinsurance’s statutory capital may be significantly reduced if the unaffiliated or affiliated reinsurer is unable to provide the required collateral to support RGA Reinsurance’s statutory reserve credits and RGA Reinsurance cannot find an alternative source for the collateral. In 2012 the National Association of Insurance Commissioners began a study of the uses life insurers make of special purpose vehicles. While this study continues, it is possible that in the future there may be some limitations on RGA Re’s ability to use special purpose vehicles to finance Regulation XXX reserves. Such limitations could cause the Company to utilize alternative financing methods.

RGA Reinsurance, Parkway Re, Rockwood Re, Castlewood Re and RCM prepare statutory financial statements in conformity with accounting practices prescribed or permitted by the State of Missouri. Timberlake Re prepares statutory financial statements in conformity with accounting practices prescribed or permitted by the State of South Carolina. Both states require domestic insurance companies to prepare their statutory financial statements in accordance with the NAIC Accounting Practices and Procedures manual subject to any deviations permitted by each state’s insurance commissioner. The Company’s non-U.S. subsidiaries are subject to the regulations and reporting requirements of their respective countries of domicile. In the future, a convergence between U.S. reporting standards and International Financial Reporting Standards may occur, which may affect the presentation of the Company’s financial statements.

Capital Requirements

Risk-Based Capital (“RBC”) guidelines promulgated by the NAIC are applicable to RGA Reinsurance and RCM, and identify minimum capital requirements based upon business levels and asset mix. RGA Reinsurance and RCM maintain capital levels in excess of the amounts required by the applicable guidelines. Timberlake Re, Parkway Re, Rockwood Re and Castlewood Re’s capital requirements are determined solely by their licensing orders issued by their states of domicile. Pursuant to its licensing order issued by the South Carolina Department of Insurance, Timberlake Re only calculates RBC as a means of demonstrating its ability to pay principal and interest on its surplus note issued to Timberlake Financial. It is not otherwise subject to the RBC guidelines. Similarly, Parkway Re, Rockwood Re and Castlewood Re are not subject to the requirements of the NAIC’s RBC guidelines. Regulations in international jurisdictions also require certain minimum capital levels, and subject the companies operating there to oversight by the applicable regulatory bodies. RGA’s subsidiaries meet the minimum capital requirements in their respective jurisdictions, except for Timberlake Re. See Note 14 – “Collateral Finance Facility” in the Notes to Consolidated Financial Statements for additional information. The Company cannot predict the effect that any proposed or future legislation or rule making in the countries in which it operates may have on the financial condition or operations of the Company or its subsidiaries.

Insurance Holding Company Regulations

RGA Reinsurance, Parkway Re, Rockwood Re, Castlewood Re and RCM are subject to regulation under the insurance and insurance holding company statutes of Missouri. The Missouri insurance holding company laws and regulations generally require insurance and reinsurance subsidiaries of insurance holding companies to register and file with the Missouri Department of Insurance, Financial Institutions and Professional Registration (“MDI”), certain reports describing, among other information, their capital structure, ownership, financial condition, certain intercompany transactions, and general business operations. The Missouri insurance holding company statutes and regulations also require prior approval of, or in certain circumstances, prior notice to the MDI of certain material intercompany transfers of assets, as well as certain transactions between insurance companies, their parent companies and affiliates.

Under current Missouri insurance laws and regulations, unless (i) certain filings are made with the MDI, (ii) certain requirements are met, including a public hearing, and (iii) approval or exemption is granted by the Director of the MDI, no person may acquire any voting security or security convertible into a voting security of an insurance holding company, such as RGA, which controls a Missouri insurance company, or merge with such an insurance holding company, if as a result of such transaction such person would “control” the insurance holding company. “Control” is presumed to exist under Missouri law if a person directly or indirectly owns or controls 10% or more of the voting securities of another person. New model insurance holding company standards promulgated by the NAIC during 2010 will likely be adopted by the state of Missouri before the end of 2014 to require greater disclosure to regulators of matters within the RGA group of companies.

Restrictions on Dividends and Distributions

Current Missouri law, applicable to RCM, and its wholly-owned subsidiary, RGA Reinsurance, permits the payment of dividends or distributions which, together with dividends or distributions paid during the preceding twelve months, do not exceed the greater of (i) 10% of statutory capital and surplus as of the preceding December 31, or (ii) statutory net gain from operations for the preceding calendar year. Any proposed dividend in excess of this amount is considered an “extraordinary dividend” and may not be paid until it has been approved, or a 30-day waiting period has passed during which it has not been disapproved, by the Director of the MDI. Additionally, dividends may be paid only to the extent the insurer has unassigned surplus (as opposed to contributed surplus). Pursuant to these restrictions, RCM’s and RGA Reinsurance’s allowable dividends without prior approval for 2013 are approximately $169.2 million and $164.5 million, respectively. Any dividends paid by RGA Reinsurance would be paid to RCM, which in turn has the ability to pay dividends to RGA. The MDI allows RCM to pay a dividend to RGA to the extent RCM received the dividend from RGA Reinsurance, without limitation related to the level of unassigned surplus. Historically, RGA has not relied upon dividends from its subsidiaries to fund its obligations. However, the regulatory limitations described here could limit the Company’s financial flexibility in the future should it choose to or need to use subsidiary dividends as a funding source for its obligations.

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

Pursuant to the South Carolina Director of Insurance, Timberlake Re may declare dividends after June 2012 subject to a minimum Total Adjusted Capital threshold, as defined by the NAIC’s RBC regulation. As of December 31, 2012, Timberlake Re did not meet the minimum required threshold. Nevertheless, Timberlake Re may pay dividends in accordance with any filed request to make such payments if the South Carolina Director of Insurance has approved such request. Any dividends paid by Timberlake Re would be paid to Timberlake Financial, which in turn is subject to contractual limitations on the amount of dividends it can pay to RCM.

Dividend payments from other subsidiaries are subject to the regulations in the country of domicile, which are generally based on their earnings and/or capital level.

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

Federal Regulation

With enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act during 2010, discussions will continue in the Congress of the United States concerning the future of the McCarran-Ferguson Act, which exempts the “business of insurance” from most federal laws, including anti-trust laws, to the extent such business is subject to state regulation. With the McCarran-Ferguson Act exemption for the business of insurance, a reinsurer may set rate, underwriting and claims handling standards for its ceding company clients to follow. Judicial decisions narrowing the definition of what constitutes the “business of insurance” and repeal or modification of the McCarran-Ferguson Act may limit the ability of the Company, and RGA Reinsurance in particular, to share information with respect to matters such as rate setting, underwriting, and claims management. Likewise, discussions may again resume in the Congress of the United States concerning potential future regulation of insurance and reinsurance at the Federal level. It is not possible to predict the effect of such decisions or changes in the law on the operation of the Company, but it is now more likely than in the past that insurance or reinsurance may be regulated at the Federal level in the U.S. The impact of the U.S. Federal Government’s involvement in insurance or reinsurance regulation may have the effect of allowing foreign competitors to provide reinsurance to U.S. insurers with reduced collateral requirements. This may ultimately lower the cost at which RGA Reinsurance’s competitors are able to provide reinsurance to U.S. insurers. In addition, the vesting of authority in the U.S. Federal Reserve to review the solvency of certain financial institutions deemed systemically important could impose an additional layer of solvency regulation upon selected insurers and reinsurers. While it is not expected that any RGA entity would be deemed to be systemically important and become the subject to this additional scrutiny, the potential exists for one or more of RGA Re’s clients to be given the designation subjecting the client’s reinsurance programs to scrutiny by the Federal Reserve.

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

The Company’s management determines whether to accept facultative reinsurance business on a prospective insured by reviewing the application, medical information and other underwriting information appropriate to the age of the prospective insured and the face amount of the application. An assessment of medical and financial history follows with decisions based on underwriting knowledge, manual review and consultation with the Company’s medical directors as necessary. Many facultative applications involve individuals with multiple medical impairments, such as heart disease, high blood pressure, and diabetes, which require a complex underwriting/mortality assessment. The Company employs medical directors and medical consultants to assist its underwriters in making these assessments.

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

Pricing

Automatic and Facultative. The Company has pricing actuaries dedicated in every geographic market and in every product category who develop reinsurance treaty rates following the Company’s policies, procedures and standards. Pricing is based on the Company’s own mortality and persistency experience with $2.9 trillion of life reinsurance in force. This experience provides a robust database on which to base mortality and lapse assumptions. Pricing also takes into account industry and client-specific experience. Management has established a high-level oversight of the processes and results of these activities, which includes peer reviews in every market as well as centralized procedures and processes for reviewing and auditing pricing activities.

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

Customer Base

The Company provides reinsurance products primarily to the largest life insurance companies in the world. In 2012, the Company’s five largest clients generated approximately $1,913.5 million or 23.2% of the Company’s gross premiums. In addition, 16 other clients each generated annual gross premiums of $100.0 million or more, and the aggregate gross premiums from these clients represented approximately 29.4% of the Company’s gross premiums. No individual client generated 10% or more of the Company’s total gross premiums. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.

Competition

Reinsurers compete on the basis of many factors, including financial strength, pricing and other terms and conditions of reinsurance agreements, reputation, service, and experience in the types of business underwritten. The Company’s competition includes other reinsurance companies as well as other providers of financial services. The Company believes that its primary competitors on a global basis are currently the following, or their affiliates: Munich Re, Swiss Re, Hannover Re, SCOR Global Re and Generali. However, within the reinsurance industry, this can change from year to year.

Employees

As of December 31, 2012, the Company had 1,766 employees located throughout the world. None of these employees are represented by a labor union.

C.	Segments

The Company obtains substantially all of its revenues through reinsurance agreements that cover a portfolio of life and health insurance products, including term life, credit life, universal life, whole life, group life and health, joint and last survivor insurance, critical illness, disability income as well as asset-intensive (e.g., annuities) and financial reinsurance. Generally, the Company, through various subsidiaries, has provided reinsurance for mortality, morbidity, and lapse risks associated with such products. With respect to asset-intensive products, the Company has also provided reinsurance for investment-related risks.

The following table sets forth the Company’s premiums attributable to each of its segments for the periods indicated on both a gross assumed basis and net of premiums ceded to third parties:

Gross and Net Premiums by Segment

(in millions)

	Year Ended December 31,
	2012		2011		2010
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Gross Premiums:
U.S.	$4,525.0	55.0%	$4,189.7	54.4%	$3,993.7	55.4%
Canada	968.6	11.8	940.1	12.2	1,077.8	15.0
Europe & South Africa	1,338.0	16.2	1,224.4	15.9	950.9	13.2
Asia Pacific	1,391.8	16.9	1,341.3	17.4	1,170.7	16.3
Corporate and Other	9.2	0.1	8.7	0.1	7.8	0.1

Total	$8,232.6	100.0%	$7,704.2	100.0%	$7,200.9	100.0%

Net Premiums:
U.S.	$4,322.9	54.7%	$3,992.7	54.4%	$3,797.1	57.0%
Canada	915.7	11.6	835.3	11.4	797.2	12.0
Europe & South Africa	1,308.5	16.5	1,194.5	16.3	918.5	13.8
Asia Pacific	1,350.3	17.1	1,304.5	17.8	1,139.1	17.1
Corporate and Other	9.2	0.1	8.7	0.1	7.8	0.1

Total	$7,906.6	100.0%	$7,335.7	100.0%	$6,659.7	100.0%

The following table sets forth selected information concerning assumed life reinsurance business in force by segment for the periods indicated. The term “in force” refers to insurance policy face amounts or net amounts at risk.

Reinsurance Business In Force by Segment

(in billions)

	As of December 31,
	2012		2011		2010
	Amount	% of Total	Amount	% of Total	Amount	% of Total
U.S.	$1,395.6	47.7%	$1,348.5	50.6%	$1,340.5	52.8%
Canada	389.7	13.3	344.9	12.9	324.1	12.8
Europe & South Africa	602.5	20.6	513.4	19.3	467.6	18.4
Asia Pacific	539.8	18.4	457.6	17.2	408.1	16.0

Total	$2,927.6	100.0%	$2,664.4	100.0%	$2,540.3	100.0%

Reinsurance business in force reflects the addition or acquisition of new life reinsurance business, offset by terminations (e.g., life and group contract terminations, lapses of underlying policies, deaths of insureds, and recapture), changes in foreign exchange, and any other changes in the amount of insurance in force. As a result of terminations and other changes, assumed in force amounts at risk of $163.4 billion, $304.8 billion, and $112.4 billion were released in 2012, 2011 and 2010, respectively. In 2011, the Asia Pacific segment experienced significant production relative to group business in Australia somewhat offset by the termination of group contracts.

The following table sets forth selected information concerning assumed new business volume by segment for the indicated periods. The term “volume” refers to insurance policy face amounts or net amounts at risk.

New Business Volume by Segment

(in billions)

	Year Ended December 31,
	2012		2011		2010
	Amount	% of Total	Amount	% of Total	Amount	% of Total
U.S.	$151.4	35.5%	$110.5	25.8%	$142.2	43.4%
Canada	49.0	11.5	51.1	11.9	51.1	15.6
Europe & South Africa	136.0	31.9	148.3	34.6	103.6	31.6
Asia Pacific	90.2	21.1	119.0	27.7	30.7	9.4

Total	$426.6	100.0%	$428.9	100.0%	$327.6	100.0%

Additional information regarding the operations of the Company’s segments and geographic operations is contained in Note 15 – “Segment Information” in the Notes to Consolidated Financial Statements.

U.S. Operations

The U.S. operations represented 54.7%, 54.4% and 57.0% of the Company’s net premiums in 2012, 2011 and 2010, respectively. The U.S. operations market traditional life and health reinsurance, reinsurance of asset-intensive products, and financial reinsurance, primarily to large U.S. life insurance companies.

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

The U.S. facultative reinsurance operation involves the assessment of the risks inherent in (i) multiple impairments, such as heart disease, high blood pressure, and diabetes; (ii) cases involving large policy face amounts; and (iii) financial risk cases, i.e., cases involving policies disproportionately large in relation to the financial characteristics of the proposed insured. The U.S. operations’ marketing efforts have focused on developing facultative relationships with client companies because management believes facultative reinsurance represents a substantial segment of the reinsurance activity of many large insurance companies and also serves as an effective means of expanding the U.S. operations’ automatic business. In 2012, 2011 and 2010, approximately 20.4%, 20.4%, and 20.6%, respectively, of the U.S. gross premiums were written on a facultative basis.

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

In addition, several of the Company’s U.S. clients have purchased life insurance policies insuring the lives of their executives. These policies have generally been issued to fund deferred compensation plans and have been reinsured with the Company. The Company’s consolidated balance sheets included interest-sensitive contract reserves of $1.3 billion as of both December 31, 2012 and 2011, and policy loans of $1.3 billion and $1.2 billion as of December 31, 2012 and 2011, respectively, associated with this business.

Asset-Intensive Reinsurance

Asset-intensive reinsurance primarily concentrates on the investment risk within underlying annuities and corporate-owned life insurance policies. These reinsurance agreements are mostly structured as coinsurance, coinsurance with funds withheld, or modified coinsurance of primarily investment risk such that the Company recognizes profits or losses primarily from the spread between the investment earnings and the interest credited on the underlying annuity contract liabilities. Reinsurance of such business was reflected in interest-sensitive contract liabilities of approximately $11.5 billion and $6.9 billion as of December 31, 2012 and 2011, respectively. The increase in 2012 was associated with a large fixed annuity transaction executed in the second quarter of 2012.

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

Customer Base

The U.S. operations market life reinsurance primarily to the largest U.S. life insurance companies. The Company estimates that approximately 90 of the top 100 U.S. life insurance companies, based on premiums, are clients. The treaties underlying this business generally are terminable by either party on 90 days written notice, but only with respect to future new business. Existing business generally is not terminable, unless the underlying policies terminate or are recaptured. In 2012, the five largest clients generated approximately $1,511.4 million or 33.4% of U.S. operation’s gross premiums. In addition, 39 other clients each generated annual gross premiums of $20.0 million or more, and the aggregate gross premiums from these clients represented approximately 55.6% of U.S. operation’s gross premiums. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.

Canada Operations

The Canada operations represented 11.6%, 11.4%, and 12.0% of the Company’s net premiums in 2012, 2011 and 2010, respectively. In 2012, this segment assumed $49.0 billion in new business, predominately representing recurring new business, as opposed to in force transactions. Approximately 83.6% of the 2012 recurring new business was written on an automatic basis.

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

Clients include most of the life insurers in Canada, although the number of life insurers is much smaller compared to the U.S. In 2012, the five largest clients generated approximately $513.9 million or 53.1% of Canada operation’s gross premiums. In addition, nine other clients each generated annual gross premiums of $20.0 million or more, and the aggregate gross premiums from these clients represented approximately 37.2% of Canada operation’s gross premiums. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.

RGA Canada employs its own underwriting, actuarial, claims, pricing, accounting, systems, marketing and administrative staff in offices located in Montreal and Toronto.

Europe & South Africa Operations

The Europe & South Africa operations represented 16.5%, 16.3%, and 13.8% of the Company’s net premiums in 2012, 2011 and 2010, respectively. This segment serves clients from subsidiaries, licensed branch offices and/or representative offices located in France, Germany, India, Ireland, Italy, Mexico, the Netherlands, Poland, South Africa, Spain, the UAE and the UK. These offices operate primarily through the Company’s subsidiaries RGA International and RGA South Africa.

The principal types of reinsurance for this segment include life and health products through yearly renewable term and coinsurance agreements, the reinsurance of critical illness coverage that provides a benefit in the event of the diagnosis of a pre-defined critical illness and the reinsurance of longevity risk related to payout annuities. The reinsurance agreements of critical illness coverage may be either facultative or automatic agreements. Premiums earned from critical illness coverage represented 19.0% of the total net premiums for this segment in 2012.

In 2012, the UK operations generated approximately $816.9 million, or 61.1% of the segment’s gross premiums. In 2012, the five largest clients generated approximately $671.5 million or 50.2% of Europe & South Africa operation’s gross premiums. In addition, nine other clients each generated annual gross premiums of $20.0 million or more, and the aggregate gross premiums from these clients represented approximately 23.0% of Europe & South Africa operation’s gross premiums. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.

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

Asia Pacific Operations

The Asia Pacific operations represented 17.1%, 17.8%, and 17.1% of the Company’s net premiums in 2012, 2011 and 2010, respectively. The Company has a presence in the Asia Pacific region with licensed branch offices and/or representative offices in Hong Kong, Japan, South Korea, Taiwan, New Zealand, Labuan (Malaysia) and China. The Company also established a reinsurance subsidiary in Australia in January 1996.

The principal types of reinsurance for this segment include life, critical illness, health, disability income, superannuation, and financial reinsurance. Superannuation is the Australian government mandated compulsory retirement savings program. Superannuation funds accumulate retirement funds for employees, and in addition, offer life and disability insurance coverage. Reinsurance agreements may be either facultative or automatic agreements covering primarily individual risks and, in some markets, group risks. Premiums earned from critical illness coverage represented 16.6% of the total net premiums for this segment in 2012.

The Australian operations generated approximately $730.9 million, or 52.5% of the total gross premiums for the Asia Pacific operations in 2012. In 2012, the five largest clients generated approximately $551.0 million or 39.6% of Asia Pacific operation’s gross premiums. In addition, 15 other clients each generated annual gross premiums of $20.0 million or more, and the aggregate gross premiums from these clients represented approximately 40.0% of Asia Pacific operation’s gross premiums. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.

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

Item 1A.         RISK FACTORS

In the Risk Factors below, we refer to the Company as “we,” “us,” or “our”. Investing in our securities involves certain risks. Any of the following risks could materially adversely affect our business, results of operations, or financial condition and could result in a loss of your investment. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking and Cautionary Statements” in Item 7 below and the risks of our businesses described elsewhere in this Annual Report on Form 10-K. Additional risks that are not currently known to us or that we currently believe are immaterial may adversely affect our businesses, results of operations, financial condition or liquidity. Many of these risks are interrelated and occur under similar business and economic conditions, and the occurrence of certain of them may in turn cause the emergence, or exacerbate the effect, of others. Such a combination could materially increase the severity of the impact on our operations, liquidity and financial condition.

Risks Related to Our Business

A downgrade in our ratings or in the ratings of our reinsurance subsidiaries could adversely affect our ability to compete.

Our financial strength and credit ratings are important factors in our competitive position. Rating organizations periodically review the financial performance and condition of insurers, including our reinsurance subsidiaries. These ratings are based on an insurance company’s ability to pay its obligations and are not directed toward the protection of investors. Rating organizations assign ratings based upon several factors. While most of the factors considered relate to the rated company, some of the factors relate to general economic conditions and circumstances outside the rated company’s control. The various rating agencies periodically review and evaluate our capital adequacy in accordance with their established guidelines and capital models. In order to maintain our existing ratings, we may commit from time to time to manage our capital at levels commensurate with such guidelines and models. If our capital levels are insufficient to fulfill any such commitments, we could be required to reduce our risk profile by, for example, retroceding some of our business or by raising additional capital by issuing debt, hybrid, or equity securities. Any such actions could have a material adverse impact on our earnings or materially dilute our shareholders’ equity ownership interests.

Any downgrade in the ratings of our reinsurance subsidiaries could adversely affect their ability to sell products, retain existing business, and compete for attractive acquisition opportunities. Ratings are subject to revision or withdrawal at any time by the assigning rating organization. A rating is not a recommendation to buy, sell or hold securities, and each rating should be evaluated independently of any other rating. We believe that the rating agencies consider the ratings of a parent company when assigning a rating to a subsidiary of that company. The ability of our subsidiaries to write reinsurance partially depends on their financial condition and is influenced by their ratings. In addition, a downgrade in the rating or outlook of RGA, among other factors, could adversely affect our ability to raise and then contribute capital to our subsidiaries for the purpose of facilitating their operations and growth. A downgrade could also increase our own cost of capital. For example, the facility fee and interest rate for our syndicated revolving credit facility are based on our senior long-term debt ratings. A decrease in those ratings could result in an increase in costs for that credit facility and others. Also, if there is a downgrade in the rating of RGA, or any of our rated subsidiaries, some of our reinsurance contracts would require us to post collateral to secure our obligations under these reinsurance contracts. Accordingly, we believe a ratings downgrade of RGA, or any of our rated subsidiaries, could have a negative effect on our ability to conduct business.

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

Our life reinsurance contracts expose us to mortality risk, which is the risk that the level of death claims may differ from that which we assumed in pricing our reinsurance contracts. Some of our reinsurance contracts expose us to morbidity risk, which is the risk that an insured person will become critically ill or disabled. Our risk analysis and underwriting processes are designed with the objective of controlling the quality of the business and establishing appropriate pricing for the risks we assume. Among other things, these processes rely heavily on our underwriting, our analysis of mortality and morbidity trends, lapse rates, expenses and our understanding of medical impairments and their effect on mortality or morbidity.

We expect mortality, morbidity and lapse experience to fluctuate somewhat from period to period, but believe they should remain reasonably predictable over a period of many years. Mortality, morbidity or lapse experience that is less favorable than the mortality, morbidity or lapse rates that we used in pricing a reinsurance agreement will negatively affect our net income because the premiums we receive for the risks we assume may not be sufficient to cover the claims and profit margin. Furthermore, even if the total benefits paid over the life of the contract do not exceed the expected amount, unexpected increases in the incidence of deaths or illness can cause us to pay more benefits in a given reporting period than expected, adversely affecting our net income in any particular reporting period. Likewise, adverse experience could impair our ability to offset certain unamortized deferred acquisition costs and adversely affect our net income in any particular reporting period. We perform annual tests to establish that deferred policy acquisition costs remain recoverable at all times. These tests require us to make a significant number of assumptions. If our financial performance significantly deteriorates to the point where a premium deficiency exists, a cumulative charge to current operations will be recorded which may adversely affect our net income in a particular reporting period.

RGA is an insurance holding company, and our ability to pay principal, interest and/or dividends on securities is limited.

RGA is an insurance holding company, with our principal assets consisting of the stock of our reinsurance company subsidiaries, and substantially all of our income is derived from those subsidiaries. Our ability to pay principal and interest on any debt securities or dividends on any preferred or common stock depends, in part, on the ability of our reinsurance company subsidiaries, our principal sources of cash flow, to declare and distribute dividends or to advance money to RGA. We are not permitted to pay common stock dividends or make payments of interest or principal on securities which rank equal or junior to our subordinated debentures and junior subordinated debentures, until we pay any accrued and unpaid interest on such debentures. Our reinsurance company subsidiaries are subject to various statutory and regulatory restrictions, applicable to insurance companies generally, that limit the amount of cash dividends, loans and advances that those subsidiaries may pay to us. Covenants contained in some of our debt agreements and regulations relating to capital requirements affecting some of our more significant subsidiaries also restrict the ability of certain subsidiaries to pay dividends and other distributions and make loans to us. In addition, we cannot assure you that more stringent dividend restrictions will not be adopted, as discussed below under “Our reinsurance subsidiaries are highly regulated, and changes in these regulations could negatively affect our business.”

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

Our investment guidelines permit us to invest up to 10% of our investment portfolio in non-investment grade fixed maturity securities. Those guidelines also permit us to make and invest in commercial mortgage loans. While any investment carries some risk, the risks associated with lower-rated securities are greater than the risks associated with investment grade securities. The risk of loss of principal or interest through default is greater because lower-rated securities are usually unsecured and are often subordinated to an issuer’s other obligations. Additionally, the issuers of these securities frequently have relatively high debt levels and are thus more sensitive to difficult economic conditions, specific corporate developments and rising interest rates, which could impair an issuer’s capacity or willingness to meet its financial commitment on such lower-rated securities. As a result, the market price of these securities may be quite volatile, and the risk of loss is greater.

The success of any investment activity is affected by general economic conditions, which may adversely affect the markets for interest-rate-sensitive securities, mortgages and equity securities, including the level and volatility of interest rates and the extent and timing of investor participation in such markets. Unexpected volatility or illiquidity in the markets in which we directly or indirectly hold positions could adversely affect us. For additional information on risks related to our investments, see “Risks Related to Our Investments” below.

Interest rate fluctuations could negatively affect the income we derive from the difference between the interest rates we earn on our investments and interest we pay under our reinsurance contracts.

Significant changes in interest rates expose reinsurance companies to the risk of reduced investment income or actual losses based on the difference between the interest rates earned on investments and the credited interest rates paid on outstanding reinsurance contracts. Both rising and declining interest rates can negatively affect the income we derive from these interest rate spreads. During periods of rising interest rates, we may be contractually obligated to reimburse our clients for the greater amounts they credit on certain interest-sensitive products. However, we may not have the ability to immediately acquire investments with interest rates sufficient to offset the increased crediting rates on our reinsurance contracts. During periods of falling interest rates, our investment earnings will be lower because new investments in fixed maturity securities will likely bear lower interest rates. We may not be able to fully offset the decline in investment earnings with lower crediting rates on underlying annuity products related to certain of our reinsurance contracts. Our asset/liability management programs and procedures may not reduce the volatility of our income when interest rates are rising or falling, and thus we cannot assure you that changes in interest rates will not affect our interest rate spreads.

Changes in interest rates may also affect our business in other ways. Higher interest rates may result in increased surrenders on interest-based products of our clients which may affect our fees and our earnings on those products. Lower interest rates may result in lower sales of certain insurance and investment products of our customers, which would reduce the demand for our reinsurance of these products. In December 2012, U.S. Federal Reserve officials indicated that economic conditions in the U.S. would likely warrant an exceptionally low federal funds rate until at least 2014. If interest rates remain low for an extended period of time, it may affect our results of operations, financial position and cash flows.

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

In order to reduce the effect of Regulation XXX, our principal U.S. operating subsidiary, RGA Reinsurance Company, has retroceded Regulation XXX-related reserves to affiliated and unaffiliated reinsurers. Additionally, some of our reinsurance subsidiaries in other jurisdictions enter into various reinsurance arrangements with affiliated and unaffiliated reinsurers from time to time in order to reduce statutory capital and reserve requirements. We retrocede business to our affiliates to help reduce the amount of regulatory capital required in certain jurisdictions, such as the U.S. and the UK. The capital required to support the business in the affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As a general matter, for us to reduce regulatory reserves on business that we retrocede, the affiliated or unaffiliated reinsurer must provide an equal amount of collateral. Such collateral may be provided through a capital markets securitization, in the form of a letter of credit from a commercial bank or through the placement of assets in trust for our benefit.

In connection with these reserve requirements, we face the following risks:

•	The availability of collateral and the related cost of such collateral in the future could affect the type and volume of business we reinsure and could increase our costs.

•	We may need to raise additional capital to support higher regulatory reserves, which could increase our overall cost of capital.

•

If we, or our retrocessionaires, are unable to obtain or provide sufficient collateral to support our statutory ceded reserves, we may be required to increase regulatory reserves. In turn, this reserve increase could significantly reduce our statutory capital levels and adversely affect our ability to satisfy required regulatory capital levels, unless we are able to raise additional capital to contribute to our operating subsidiaries.

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

We are a multi-national company with operations in numerous countries and, as a result, are exposed to foreign currency risk to the extent that exchange rates of foreign currencies are subject to adverse change over time. The U.S. dollar value of our net investments in foreign operations, our foreign currency transaction settlements and the periodic conversion of the foreign-denominated earnings to U.S. dollars (our reporting currency) are each subject to adverse foreign exchange rate movements. Approximately 40% of our revenues and 30% of our fixed maturity securities available for sale were denominated in currencies other than the U.S. dollar as of and for the year ended December 31, 2012. We use foreign denominated revenues and investments to fund foreign denominated expenses and liabilities when possible to mitigate exposure to foreign currency fluctuations.

We depend on the performance of others, and their failure to perform in a satisfactory manner would negatively affect us.

In the normal course of business, we seek to limit our exposure to losses from our reinsurance contracts by ceding a portion of the reinsurance to other insurance enterprises or retrocessionaires. We cannot assure you that these insurance enterprises or retrocessionaires will be able to fulfill their obligations to us. As of December 31, 2012, the retrocession pool members participating in our excess retention pool that have been reviewed by A.M. Best Company, were rated “A-”, the fourth highest rating out of fifteen possible ratings, or better except for one pool member that was rated “B++.” We are also subject to the risk that our clients will be unable to fulfill their obligations to us under our reinsurance agreements with them.

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

For some reinsurance agreements, the ceding company withholds and legally owns and manages assets equal to the net statutory reserves, and we reflect these assets as funds withheld at interest on our balance sheet. In the event that a ceding company was to become insolvent, we would need to assert a claim on the assets supporting our reserve liabilities. We attempt to mitigate our risk of loss by offsetting amounts for claims or allowances that we owe the ceding company with amounts that the ceding company owes to us. We are subject to the investment performance on the withheld assets, although we do not directly control them. We help to set, and monitor compliance with, the investment guidelines followed by these ceding companies. However, to the extent that such investment guidelines are not appropriate, or to the extent that the ceding companies do not adhere to such guidelines, our risk of loss could increase, which could materially adversely affect our financial condition and results of operations. During 2012, interest earned on funds withheld represented 4.0% of our consolidated revenues. Funds withheld at interest totaled $5.6 billion and $5.4 billion at December 31, 2012 and 2011, respectively.

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

Recently, insurance regulators have increased their scrutiny of insurance holding companies in the United States. Much of the additional scrutiny is on activities of the insurance company’s entire group which includes the group’s parent company and any non-insurance subsidiaries. While the laws have not extended regulation to RGA and its non-insurance subsidiaries, the manner in which the insurance regulators regulate RGA’s insurance subsidiaries is now influencing the activities of all other entities within the Company. In 2010, the National Association of Insurance Commissioners, or “NAIC”, amended its Model Insurance Holding Company System Regulatory Act to provide for an expanded supervision of insurance groups operating in the United States. The scope of these changes includes a review of enterprise risk management programs as well as expanded review of agreements between licensed insurers and their group members. Ten states have either adopted these new standards or are in the process of adopting these standards. It is expected that Missouri will adopt these new standards as law before 2015.

At the United States Federal level, the Dodd-Frank Wall Street Reform and Consumer Protection Act established a Federal Solvency Oversight Counsel to identify financial institutions, including insurers and reinsurers that are systemically important to the United States financial system. A finding that RGA, or one of its U.S. subsidiaries, is systemically important could ultimately subject the identified entity to additional capital requirements based on business levels and asset mix and other supervision. Such additional scrutiny might also impact RGA’s ability to pay dividends. While we do not currently anticipate that the Financial Solvency Oversight Counsel will find RGA to be systemically important, we anticipate that one or more of RGA’s client insurance companies will be designated systemically important. Designation of one or more of RGA’s client insurance companies could impact RGA through additional scrutiny of the client’s reinsurance programs with the Company, including a consideration of the volume of business ceded by the insurer to the Company. Moreover, we cannot assure you that more stringent restrictions will not be adopted from time to time in other jurisdictions in which our reinsurance subsidiaries are domiciled, which could, under certain circumstances, significantly reduce dividends or other amounts payable to us by our subsidiaries unless they obtain approval from insurance regulatory authorities. We cannot predict the effect that any NAIC recommendations or proposed or future legislation or rule-making in the United States or elsewhere may have on our financial condition or operations.

Acquisitions and significant transactions involve varying degrees of risk that could affect our profitability.

We have made, and may in the future make, strategic acquisitions, either of selected blocks of business or other companies. The success of these acquisitions depends on, among other factors, our ability to appropriately price the acquired business. Additionally, acquisitions may expose us to operational challenges and various risks, including:

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

In 2012, approximately 33.6% of our net premiums and 13.0% of income before income taxes came from our operations in Europe & South Africa and Asia Pacific. One of our strategies is to grow these international operations. International operations subject us to various inherent risks. In addition to the regulatory and foreign currency risks identified above, other risks include the following:

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

In the event of a disaster such as a natural catastrophe, an industrial accident, a blackout, a computer virus, a terrorist attack or war, unanticipated problems with our disaster recovery systems could have a material adverse impact on our ability to conduct business and on our results of operations and financial position, particularly if those problems affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data. We depend heavily upon computer systems to provide reliable service, data and reports. Like other global companies, we have experienced threats to our data and systems from time to time, but we have not experienced a material breach of cyber security. Administrative and technical controls, security measures and other preventative actions we take to reduce the risk of such incidents and protect our information technology may not be sufficient to prevent physical and electronic break-ins, and similar disruptions from unauthorized tampering with our computer systems. In addition, in the event that a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct business could be severely compromised. These interruptions also may interfere with our clients’ ability to provide data and other information and our employees’ ability to perform their job responsibilities.

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

We need liquidity to pay our operating expenses, interest on our debt and dividends on our capital stock and to replace certain maturing liabilities. Without sufficient liquidity, we will be forced to curtail our operations, and our business will suffer. The principal sources of our liquidity are reinsurance premiums under reinsurance treaties and cash flow from our investment portfolio and other assets. Sources of liquidity in normal markets also include proceeds from the issuance of a variety of short-and long-term instruments, including medium-and long-term debt, subordinated and junior subordinated debt securities, capital securities and common stock.

In the event current resources do not satisfy our needs, we may have to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of equity, credit, the volume of trading activities, the overall availability of credit to the financial services industry, our credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long-or short-term financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. Our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all.

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

Our results of operations, financial condition, cash flows and statutory capital position are materially affected by conditions in the global capital markets and the economy generally, both in the United States and elsewhere around the world. Poor economic conditions, volatility and disruptions in capital markets or financial asset classes can have an adverse effect on our business because our investment portfolio and some of our liabilities are sensitive to changing market factors. Additionally, disruptions in one market or asset class can also spread to other markets or asset classes. Volatile conditions have continued to characterize financial markets at times and negatively affected market liquidity conditions. Economic uncertainties and weakness and disruption of the financial markets around the world have led to concerns over capital markets access and the solvency of certain European Union member states, including Portugal, Ireland, Italy, Greece and Spain, and of financial institutions that have significant direct or indirect exposure to debt issued by these countries. See “Investments” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for a discussion of RGA’s exposure to sovereign and private European Union debt.

Concerns over U.S. fiscal policy and the trajectory of the U.S. national debt could have severe repercussions to the U.S. and global credit and financial markets, further exacerbate concerns over sovereign debt and could disrupt economic activity in the U.S. and elsewhere. As a result, our access to, or cost of, liquidity may deteriorate. In 2011, S&P downgraded the AAA rating on U.S. Treasury securities to AA+ with a negative outlook, and in January 2013 Fitch warned that it may downgrade its credit rating of U.S. national debt. As a result of uncertainty regarding U.S. national debt, the market value of some of our investments may decrease, and our capital adequacy could be adversely affected. Further downgrades, together with the sustained current trajectory of the U.S. national debt, could have adverse effects on our business, financial condition and results of operations.

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

We hold certain investments that may lack liquidity, such as privately placed fixed maturity securities, mortgage loans, policy loans, and equity real estate. Even some of our very high quality assets have become more illiquid as a result of the recent challenging market conditions.

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

The defaults or deteriorating credit of other financial institutions could adversely affect us.

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

Our mortgage loans face default risk and are principally collateralized by commercial properties. Mortgage loans are stated on our balance sheet at unpaid principal balance, adjusted for any unamortized premium or discount, deferred fees or expenses, and are net of valuation allowances. We establish valuation allowances for estimated impairments as of the balance sheet date. Such valuation allowances are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate, the value of the loan’s collateral if the loan is in the process of foreclosure or otherwise collateral dependent, or the loan’s market value if the loan is being sold. At December 31, 2012, we had valuation allowances of $11.6 million related to our mortgage loans. The performance of our mortgage loan investments, however, may fluctuate in the future. An increase in the default rate of our mortgage loan investments could have a material adverse effect on our results of operations and financial condition.

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

Our valuation of fixed maturity and equity securities and derivatives include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may have a material adverse effect on our results of operations or financial condition.

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

During periods of market disruption including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities, such as alternative residential mortgage loan (“Alt-A”) securities and subprime mortgage-backed securities, if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the financial environment. In such cases, more securities may fall to Level 3 and thus require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods that are more sophisticated or require greater estimation thereby resulting in values that may be less than the value at which the investments may be ultimately sold. Further, rapidly changing and/or disruptive credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on our results of operations or financial condition.

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

We are subject to the risk that the issuers, or guarantors, of fixed maturity securities we own may default on principal and interest payments they owe us. At December 31, 2012, the fixed maturity securities of $22.3 billion in our investment portfolio represented 65.2% of our total cash and invested assets. The occurrence of a major economic downturn (or a prolonged downturn in the economy), acts of corporate malfeasance, widening risk spreads, or other events that adversely affect the issuers or guarantors of these securities could cause the value of our fixed maturity securities portfolio and our net income to decline and the default rate of the fixed maturity securities in our investment portfolio to increase. A ratings downgrade affecting issuers or guarantors of particular securities, or similar trends that could worsen the credit quality of issuers, such as the corporate issuers of securities in our investment portfolio, could also have a similar effect. With economic uncertainty, credit quality of issuers or guarantors could be adversely affected. Any event reducing the value of these securities other than on a temporary basis could have a material adverse effect on our business, results of operations and financial condition.

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

Our shareholders may not receive future dividends. Historically, we have paid quarterly dividends ranging from $0.027 per share in 1993 to $0.24 per share in 2012. All future payments of dividends, however, are at the discretion of our board of directors and will depend on our earnings, capital requirements, insurance regulatory conditions, operating conditions, and such other factors as our board of directors may deem relevant. The amount of dividends that we can pay will depend in part on the operations of our reinsurance subsidiaries. Under certain circumstances, we may be contractually prohibited from paying dividends on our common stock due to restrictions associated with certain of our debt securities.

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

Canadian federal insurance laws and regulations provide that no person may directly or indirectly acquire “control” of or a “significant interest” in our Canadian insurance subsidiary, RGA Canada, unless:

•	such person has provided information, material and evidence to the Canadian Superintendent of Financial Institutions as required by him; and

•	such acquisition is approved by the Canadian Minister of Finance.

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

Our board of directors has the authority, without action or vote of the shareholders, to issue any or all authorized but unissued shares of our common stock, including securities convertible into, or exchangeable for, our common stock and authorized but unissued shares under our stock option and other equity compensation plans. In the future, we may issue such additional securities, through public or private offerings, in order to raise additional capital. Any such issuance will dilute the percentage ownership of shareholders and may dilute the per share projected earnings or book value of the common stock. In addition, option holders may exercise their options at any time when we would otherwise be able to obtain additional equity capital on more favorable terms.

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

Item 2.         PROPERTIES

The Company leases its headquarters facility in Chesterfield, Missouri, which consists of approximately 197,354 square feet. In addition, the Company leases approximately 339,308 square feet of office space in 33 locations throughout the U.S., Canada, Europe, South Africa, and the Asia Pacific region.

Most of the Company’s leases in the U.S. and other countries have lease terms of three to five years, although some leases have terms of up to 15 years. As provided in Note 12 – “Commitments and Contingent Liabilities” in the Notes to Consolidated Financial Statements, the rental expense on operating leases for office space and equipment totaled $19.5 million for 2012.

The Company believes its facilities have been generally well maintained and are in good operating condition. The Company believes the facilities are sufficient for its current requirements. In November 2012, the Company announced its intent to build a new world headquarters in Chesterfield, Missouri, which will replace its current leased headquarters, to meet its projected future capacity needs.

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

Set forth below is a graph for the Company’s common stock for the period beginning December 31, 2007 and ending December 31, 2012. The graph compares the cumulative total return on the Company’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the cumulative total return of companies in the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Insurance (Life/Health) Index. The indices are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the Company’s common stock, and are not intended to forecast or be indicative of future performance of the common stock.

	Cumulative Total Return
	12/07	12/08	12/09	12/10	12/11	12/12
Reinsurance Group of America, Incorporated	$100.00	$82.19	$92.35	$105.12	$103.35	$107.51
S & P 500	100.00	63.00	79.68	91.68	93.61	108.59
S & P Life & Health Insurance	100.00	51.68	59.73	74.82	59.32	67.98

Item 6.         SELECTED FINANCIAL DATA

The following selected financial data has been derived from the Company’s audited consolidated financial statements. The statement of income data for the years ended December 31, 2012, 2011 and 2010, and the balance sheet data at December 31, 2012 and 2011 have been derived from the Company’s audited financial statements included elsewhere herein. The statement of income data for the years ended December 31, 2009 and 2008, and the balance sheet data at December 31, 2010, 2009 and 2008 have been derived from the Company’s audited financial statements not included herein. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere herein.

Selected Consolidated Financial and Operating Data

(in millions, except per share and operating data)

	As of or For the Years Ended December 31,
Income Statement Data	2012	2011	2010	2009	2008
Revenues:
Net premiums	$7,906.6	$7,335.7	$6,659.7	$5,725.2	$5,349.3
Investment income, net of related expenses	1,436.2	1,281.2	1,238.7	1,122.5	871.3
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(15.9)	(30.9)	(31.9)	(128.8)	(113.3)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	(7.6)	3.9	2.0	16.0	--
Other investment related gains (losses), net	277.6	(9.1)	241.9	146.9	(533.9)

Total investment related gains (losses), net	254.1	(36.1)	212.0	34.1	(647.2)
Other revenues	244.0	248.7	151.3	185.0	107.8

Total revenues	9,840.9	8,829.5	8,261.7	7,066.8	5,681.2

Benefits and expenses:
Claims and other policy benefits	6,666.0	6,225.2	5,547.1	4,819.4	4,461.9
Interest credited	379.9	316.4	310.0	323.7	233.2
Policy acquisition costs and other insurance expenses	1,306.5	990.1	1,137.6	1,010.0	399.3
Other operating expenses	451.8	419.3	362.0	294.9	242.9
Interest expense	105.3	102.6	91.0	69.9	76.2
Collateral finance facility expense	12.2	12.4	7.8	8.3	28.7

Total benefits and expenses	8,921.7	8,066.0	7,455.5	6,526.2	5,442.2

Income from continuing operations before income taxes	919.2	763.5	806.2	540.6	239.0
Provision for income taxes	287.3	217.5	270.5	167.6	78.8

Income from continuing operations	631.9	546.0	535.7	373.0	160.2
Loss from discontinued accident and health operations, net of income taxes	--	--	--	--	(11.0)

Net income	$631.9	$546.0	$535.7	$373.0	$149.2

Basic Earnings Per Share
Continuing operations	$8.57	$7.42	$7.32	$5.12	$2.51
Discontinued operations	--	--	--	--	(0.18)

Net Income	$8.57	$7.42	$7.32	$5.12	$2.33

Diluted Earnings Per Share
Continuing operations	$8.52	$7.37	$7.17	$5.09	$2.45
Discontinued operations	--	--	--	--	(0.16)

Net Income	$8.52	$7.37	$7.17	$5.09	$2.29

Weighted average diluted shares, in thousands	74,153	74,108	74,694	73,327	65,271

Dividends per share on common stock	$0.84	$0.60	$0.48	$0.36	$0.36

Balance Sheet Data
Total investments	$32,912.2	$24,964.6	$22,666.6	$19,224.1	$15,610.7
Total assets	40,360.4	31,634.0	28,670.2	24,905.8	21,385.2
Policy liabilities(1)	27,886.6	21,139.7	19,647.2	17,643.6	16,045.5
Short-term debt	--	--	200.0	--	--
Long-term debt	1,815.3	1,414.7	1,016.4	1,216.1	918.2
Collateral finance facility	652.0	652.0	850.0	850.0	850.0
Trust preferred securities	--	--	159.4	159.2	159.0
Total stockholders’ equity	6,910.2	5,818.7	4,765.4	3,639.8	2,435.9
Total stockholders’ equity per share	93.47	79.31	64.96	49.87	33.54

Operating Data (in billions)
Assumed ordinary life reinsurance in force	$2,927.6	$2,664.4	$2,540.3	$2,325.1	$2,108.1
Assumed new business production	426.6	428.9	327.6	321.0	305.0

(1)	Policy liabilities include future policy benefits, interest-sensitive contract liabilities, and other policy claims and benefits.

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

Overview

RGA is an insurance holding company that was formed on December 31, 1992. The consolidated financial statements include the assets, liabilities, and results of operations of RGA, RGA Reinsurance, RCM, RGA Barbados, RGA Americas, RGA Atlantic, RGA Canada, RGA Australia and RGA International as well as other subsidiaries, which are primarily wholly owned (collectively, the Company).

The Company is primarily engaged in the reinsurance of individual and group coverages for traditional life and health, longevity, disability income, annuity and critical illness products, and financial reinsurance. RGA and its predecessor, the Reinsurance Division of General American Life Insurance Company, a Missouri life insurance company, have been engaged in the business of life reinsurance since 1973. Approximately 66.3% of the Company’s 2012 net premiums were from its operations in North America, represented by its U.S. and Canada segments.

The Company derives revenues primarily from renewal premiums from existing reinsurance treaties, new business premiums from existing or new reinsurance treaties and income earned on invested assets.

The Company’s primary business is life and health reinsurance, which involves reinsuring life insurance policies that are often in force for the remaining lifetime of the underlying individuals insured, with premiums earned typically over a period of 10 to 30 years. Each year, however, a portion of the business under existing treaties terminates due to, among other things, lapses or voluntary surrenders of underlying policies, deaths of insureds, and the exercise of recapture options by ceding companies.

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

The Company has five geographic-based or function-based operational segments, each of which is a distinct reportable segment: U.S., Canada, Europe & South Africa, Asia Pacific and Corporate and Other. The U.S. operations provide traditional life, long-term care, group life and health reinsurance, annuity and financial reinsurance products. During 2012, the Company issued its first fee-based synthetic guaranteed investment contracts, which include investment-only, stable value contracts, to retirement plans. The Canada operations reinsure traditional individual life products as well as creditor reinsurance, group life and health reinsurance, non-guaranteed critical illness products and longevity reinsurance. Europe & South Africa operations include a variety of life and health products, critical illness and longevity business throughout Europe and in South Africa, in addition to other markets the Company is developing. The principle types of reinsurance in Asia Pacific include life, critical illness, health, disability income, superannuation and financial reinsurance. Corporate and Other includes results from, among others, RTP, a wholly-owned subsidiary that develops and markets technology solutions for the insurance industry, interest expense related to debt and the investment income and expense associated with the Company’s collateral finance facility. The Company measures segment performance based on profit or loss from operations before income taxes.

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

The Company is one of the leading life reinsurers in North America based on premiums and the amount of life reinsurance in force. Based on an industry survey of 2011 information prepared by Munich American at the request of the Society of Actuaries Reinsurance Section (“SOA survey”), the Company has the second largest market share in North America as measured by individual life insurance in force. The Company’s approach to the North American market has been to:

•	focus on large, high quality life insurers as clients;

•	provide quality facultative underwriting and automatic reinsurance capacity; and

•	deliver responsive and flexible service to its clients.

In 1994, the Company began using its North American underwriting expertise and industry knowledge to expand into international markets and now has operations in Australia, Barbados, Bermuda, China, France, Germany, Hong Kong, India, Ireland, Italy, Japan, Mexico, the Netherlands, New Zealand, Poland, Singapore, South Africa, South Korea, Spain, Taiwan, the UAE and the UK. The Company generally starts new operations from the ground up in these markets as opposed to acquiring existing operations, and it often enters these markets to support its North American clients as they expand internationally. Based on information from competitors’ annual reports, the Company believes it is the third largest global life and health reinsurer in the world based on 2011 life and health reinsurance premiums. The Company conducts business with the majority of the largest U.S. and international life insurance companies. The Company has also developed its capacity and expertise in the reinsurance of asset-intensive products (primarily annuities and corporate-owned life insurance) and financial reinsurance.

Industry Trends

The Company believes that the following trends in the life insurance industry will continue to create demand for life reinsurance.

Outsourcing of Mortality. The SOA survey indicates that U.S. life reinsurance in force has more than doubled from $4.6 trillion in 2001 to $9.6 trillion at year-end 2011. The Company believes this trend reflects the continued utilization by life insurance companies of reinsurance to manage capital and mortality risk and to develop competitive products. However, the survey results indicate a decline in the percentage of new business being reinsured in recent years, which has caused premium growth rates in the U.S. life reinsurance market to moderate. The Company believes the decline in new business being reinsured is likely a reaction by ceding companies to a broad-based increase in reinsurance rates in the market, stronger capital positions maintained by ceding companies in recent years and a desire by ceding companies to adjust their risk profiles. However, the Company believes reinsurers will continue to be an integral part of the life insurance market due to their ability to efficiently aggregate a significant volume of life insurance in force, creating economies of scale and greater diversification of risk. As a result of having larger amounts of data at their disposal compared to primary life insurance companies, reinsurers tend to have better insights into mortality trends, creating more efficient pricing for mortality risk.

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

Consolidation and Reorganization Within the Life Reinsurance and Life Insurance Industry. As a result of consolidations over the last decade within the life reinsurance industry, there are fewer competitors. According to the SOA survey, as of December 31, 2011, the top five companies held approximately 73.3% of the market share in North America based on life reinsurance in force. As a consequence, the Company believes the life reinsurance pricing environment will remain attractive for the remaining life reinsurers, particularly those with a significant market presence and strong ratings.

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

Continue Growth of North American Mortality Business. The Company’s strategy includes continuing to grow each of the following components of its North American mortality operations:

•

Facultative Reinsurance. Based on discussions with the Company’s clients, an industry survey and informal knowledge about the industry, the Company believes it is a leader in facultative underwriting in North America. The Company intends to maintain that status by emphasizing its underwriting standards, prompt response on quotes, competitive pricing, capacity, value added services and flexibility in meeting customer needs. The Company believes its facultative business has allowed it to develop close, long-standing client relationships and generate additional business opportunities with its facultative clients. The Company has processed over 300,000 facultative submissions annually in 2011 and 2012.

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

Continue Expansion Into Selected Markets and Products. The Company’s strategy includes building upon the expertise and relationships developed in its North American business platform to continue its expansion into selected markets and products, including:

•

International Markets. Management believes that international markets offer opportunities for long-term growth, and the Company intends to capitalize on these opportunities by establishing a presence in selected markets. Since 1994, the Company has entered new markets internationally, including, in the mid-to-late 1990’s, Australia, Hong Kong, Japan, Malaysia, New Zealand, South Africa, Spain, Taiwan and the UK, and beginning in 2002, China, India and South Korea. The Company received regulatory approval to open a representative office in China in 2005, opened representative offices in Poland and Germany in 2006, opened new offices in France and Italy in 2007, opened a representative office in the Netherlands in 2009 and commenced operations in the UAE in 2011. Before entering new markets, the Company evaluates several factors including:

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

Results of Operations

Consolidated

Consolidated net income increased $85.8 million, or 15.7%, and $10.3 million, or 1.9%, in 2012 and 2011, respectively. Diluted earnings per share on net income were $8.52 in 2012 compared to $7.37 in 2011 and $7.17 in 2010. The increase in net income in 2012 is primarily due to an increase in investment related gains and an increase in net premiums in all segments. The increase in investment related gains reflects a favorable change in the value of embedded derivatives within the U.S. segment due to the effect of tightening credit spreads and a reduction in the benchmark interest rate in the U.S. debt markets. During 2012, the Company executed a large fixed deferred annuity reinsurance transaction in its U.S. Asset-Intensive sub-segment. The Company deployed approximately $350.0 million of capital to support this transaction, which increased the Company’s invested asset base by approximately $5.4 billion.

The increase in net income in 2011 is primarily due to increased net premiums and investment income and the recognition in other revenues of gains on the repurchase of collateral finance facility securities of $65.6 million. Largely offsetting the increase in net income in 2011 was an unfavorable change in the value of embedded derivatives within the U.S. segment due to the impact of widening credit spreads and lower interest rate environment in the U.S. debt markets and poor equity market performance, as compared to 2010. Foreign currency exchange fluctuations resulted in a decrease in net income of approximately $4.5 million and an increase of approximately $10.3 million in 2012 and 2011, respectively.

The Company recognizes in consolidated net income, changes in the fair value of embedded derivatives on modified coinsurance (“modco”) or coinsurance with funds withheld treaties, equity-indexed annuity treaties (“EIAs”) and variable annuity products. The change in the value of embedded derivatives related to reinsurance treaties written on a modco or funds withheld basis are subject to the general accounting principles for Derivatives and Hedging related to embedded derivatives. The unrealized gains and losses associated with these embedded derivatives, after adjustment for deferred acquisition costs, increased net income by $33.1 million in 2012 and reduced it by $36.4 million in 2011, respectively, as compared to the prior years. Changes in benchmark rates used in the fair value estimates of embedded derivatives associated with EIAs affect the amount of unrealized gains and losses the Company recognizes. The unrealized gains and losses associated with EIAs, after adjustment for deferred acquisition costs and retrocession, increased net income by $7.3 million in 2012 and reduced it by $6.9 million in 2012 and 2011, respectively, as compared to the prior years. The change in the Company’s liability for variable annuities associated with guaranteed minimum living benefits affects the amount of unrealized gains and losses the Company recognizes. The unrealized gains and losses associated with guaranteed minimum living benefits, after adjustment for deferred acquisition costs, increased net income by $36.6 million in 2012 and reduced it by $25.2 million in 2011, respectively, as compared to the prior years.

The combined changes in these three types of embedded derivatives, after adjustment for deferred acquisition costs and retrocession, resulted in an increase of approximately $77.0 million and a decrease of approximately $68.5 million in consolidated net income in 2012 and 2011, respectively, as compared to the prior years. These fluctuations do not affect current cash flows, crediting rates or spread performance on the underlying treaties. Therefore, management believes it is helpful to distinguish between the effects of changes in these embedded derivatives and the primary factors that drive profitability of the underlying treaties, namely investment income, fee income, and interest credited.

Consolidated net premiums increased $570.9 million, or 7.8%, and $676.0 million, or 10.2%, in 2012 and 2011, respectively, due to growth in life reinsurance in force. Foreign currency fluctuations relative to the prior year affected net premiums unfavorably by approximately $62.6 million in 2012 and favorably by approximately $167.7 million in 2011. Consolidated assumed life insurance in force was $2,927.6 billion, $2,664.4 billion and $2,540.3 billion as of December 31, 2012, 2011 and 2010, respectively. Foreign currency fluctuations affected the increases in assumed life insurance in force positively by $34.2 billion in 2012 and negatively by $32.5 billion in 2011. The Company added new business production, measured by face amount of insurance in force, of $426.6 billion, $428.9 billion and $327.6 billion during 2012, 2011 and 2010, respectively. Premiums on U.S. health and group related coverages contributed $164.6 million and $88.6 million to the increase in net premiums in 2012 and 2011, respectively. In addition, new group treaties in Australia contributed approximately $81.0 billion to the increase in 2011. Management believes industry consolidation and the established practice of reinsuring mortality risks should continue to provide opportunities for growth, albeit at rates less than historically experienced in some markets.

Consolidated investment income, net of related expenses, increased $155.0 million, or 12.1%, and $42.5 million, or 3.4%, in 2012 and 2011, respectively. The increases in investment income in 2012 and 2011 reflect a larger average invested asset base somewhat offset by lower effective investment portfolio yields. Contributing to the increase in investment income in 2012 was $129.8 million of investment income associated with a large fixed annuity transaction executed in the second quarter of 2012. Average invested assets at amortized cost, excluding funds withheld and other spread business, totaled $16.6 billion, $15.3 billion and $13.7 billion in 2012, 2011 and 2010, respectively. The average yield earned on investments, excluding funds withheld and other spread business, was 4.98%, 5.28% and 5.46% in 2012, 2011 and 2010, respectively. The average yield will vary from year to year depending on a number of variables, including the prevailing interest rate and credit spread environment, changes in the mix of the underlying investments and cash balances, and the timing of dividends and distributions on certain investments. A continued low interest rate environment in the U.S. and Canada is expected to put downward pressure on this yield in future reporting periods.

Total investment related gains (losses), net, improved by $290.2 million in 2012 and declined by $248.1 million in 2011. The improvement in 2012 is primarily due to a favorable change in the value of embedded derivatives related to guaranteed minimum living benefits of $328.8 million and a favorable change in the value of embedded derivatives associated with reinsurance treaties written on a modco or funds withheld basis of $202.2 million offset by a decrease in the fair value of derivatives used to hedge the embedded derivative liabilities associated with guaranteed minimum living benefits of $261.6 million. The decline in 2011 was primarily due to unfavorable changes in the value of embedded derivatives associated with reinsurance treaties written on a modco or funds withheld basis of $247.5 million, unfavorable changes in the embedded derivatives related to guaranteed minimum living benefits of $195.4 million, partially offset by an increase in net hedging gains related to the liabilities associated with guaranteed minimum living benefits of $173.6 million. See Note 4 – “Investments” and Note 5 – “Derivative Instruments” in the Notes to Consolidated Financial Statements for additional information on investment related gains (losses), net, and derivatives. Investment income and investment related gains and losses are allocated to the operating segments based upon average assets and related capital levels deemed appropriate to support segment operations.

The consolidated provision for income taxes represented approximately 31.3%, 28.5% and 33.5%, of pre-tax income for 2012, 2011, and 2010, respectively. In 2011 the Company recognized an income tax benefit associated with previously enacted reductions in federal statutory tax rates and adjustments to various provincial statutory tax rates in Canada. This 2007 enactment included phased in effective dates through 2012. These adjustments in tax rates should have been recognized beginning in 2007, when the Canadian tax legislation was enacted. The Company recorded a cumulative tax benefit adjustment of $30.7 million in 2011 in “Provision for income taxes” to correct the deferred tax liabilities that were not properly adjusted. If the impact of the tax rates had been recorded in the prior years, the Company estimates that it would have recognized approximately $3.0 million, $6.0 million, $9.0 million, and $12.0 million of tax benefit in the years ended 2007, 2008, 2009, and 2010, respectively. The effective tax rates for 2012, 2011 and 2010 are affected by earnings of non-U.S. subsidiaries in which the Company is permanently reinvested whose statutory tax rates are less than the U.S. statutory tax rate of 35.0%, Subpart F income and differences in tax bases in foreign jurisdictions.

Critical Accounting Policies

The Company’s accounting policies are described in Note 2 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements. The Company believes its most critical accounting policies include the capitalization and amortization of deferred acquisition costs (“DAC”); the establishment of liabilities for future policy benefits and incurred but not reported claims; the valuation of investments and investment impairments; the valuation of embedded derivatives; and accounting for income taxes. The balances of these accounts require extensive use of assumptions and estimates, particularly related to the future performance of the underlying business.

Differences in experience compared with the assumptions and estimates utilized in the justification of the recoverability of DAC, in establishing reserves for future policy benefits and claim liabilities, or in the determination of other-than-temporary impairments to investment securities can have a material effect on the Company’s results of operations and financial condition.

Deferred Acquisition Costs

Costs of acquiring new business, which vary with and are primarily related to the production of new business, have been deferred to the extent that such costs are deemed recoverable from future premiums or gross profits. Such costs include commissions and allowances as well as certain costs of policy issuance and underwriting. Non-commission costs related to the acquisition of new and renewal insurance contracts may be deferred only if they meet the following criteria:

•	Incremental direct costs of a successful contract acquisition.

•	Portions of employees’ salaries and benefits directly related to time spent performing specified acquisition activities for a contract that has been acquired or renewed.

•	Other costs directly related to the specified acquisition or renewal activities that would not have been incurred had that acquisition contract transaction not occurred.

•	Advertising costs that meet the capitalization criteria in other GAAP guidance (i.e., certain direct-response marketing).

The Company tests the recoverability for each year of business at issue before establishing additional DAC. The Company also performs annual tests to establish that DAC remain recoverable at all times, and if financial performance significantly deteriorates to the point where a deficiency exists, a cumulative charge to current operations will be recorded. No such adjustments related to DAC recoverability were made in 2012, 2011 or 2010.

DAC related to traditional life insurance contracts are amortized with interest over the premium-paying period of the related policies in proportion to the ratio of individual period premium revenues to total anticipated premium revenues over the life of the policy. Such anticipated premium revenues are estimated using the same assumptions used for computing liabilities for future policy benefits.

DAC related to interest-sensitive life and investment-type policies are amortized over the lives of the policies, in proportion to the actual and estimated gross profits expected to be realized from mortality, investment income less interest credited, and expense margins.

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

Valuation of Investments and Other-than-Temporary Impairments

The Company primarily invests in fixed maturity securities, mortgage loans, short-term investments, and other invested assets. For investments reported at fair value, the Company utilizes, when available, fair values based on quoted prices in active markets that are regularly and readily obtainable. Generally, these are very liquid investments and the valuation does not require management judgment. When quoted prices in active markets are not available, fair value is based on market valuation techniques, market comparable pricing and the income approach. The Company may utilize information from third parties, such as pricing services and brokers, to assist in determining the fair value for certain investments; however, management is ultimately responsible for all fair values presented in the Company’s financial statements. This includes responsibility for monitoring the fair value process, ensuring objective and reliable valuation practices and pricing of financial instruments, and approving changes to valuation methodologies and pricing sources. The selection of the valuation technique(s) to apply considers the definition of an exit price and the nature of the investment being valued and significant expertise and judgment is required.

Fixed maturity securities are classified as available-for-sale and are carried at fair value. Unrealized gains and losses on fixed maturity securities classified as available-for-sale, less applicable deferred income taxes as well as related adjustments to deferred acquisition costs, if applicable, are reflected as a direct charge or credit to accumulated other comprehensive income (“AOCI”) in stockholders’ equity on the consolidated balance sheets.

See “Investments” in Note 2 – “Summary of Significant Accounting Policies” and Note 6 – “Fair Value of Assets and Liabilities” in the Notes to the Consolidated Financial Statements for additional information regarding the valuation of the Company’s investments.

Mortgage loans on real estate are carried at unpaid principal balances, net of any unamortized premium or discount and valuation allowances. For a discussion regarding the valuation allowance for mortgage loans see “Mortgage Loans on Real Estate” in Note 2 – “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements.

In addition, investments are subject to impairment reviews to identify when a decline in value is other-than-temporary. Other-than-temporary impairment losses related to non-credit factors are recognized in AOCI whereas the credit loss portion is recognized in investment related gains (losses), net. See “Other-than-Temporary Impairment” in Note 2 – “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements for a discussion of the policies regarding other-than-temporary impairments.

Valuation of Embedded Derivatives

The Company reinsures certain annuity products that contain terms that are deemed to be embedded derivatives, primarily equity-indexed annuities and variable annuities with guaranteed minimum benefits. The Company assesses each identified embedded derivative to determine whether it is required to be bifurcated under the general accounting principles for Derivatives and Hedging. If the instrument would not be reported in its entirety at fair value and it is determined that the terms of the embedded derivative are not clearly and closely related to the economic characteristics of the host contract, and that a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host contract and accounted for as a freestanding derivative. Such embedded derivatives are carried on the consolidated balance sheets at fair value with the host contract.

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

The valuation of the various embedded derivatives requires complex calculations based on actuarial and capital markets inputs and assumptions related to estimates of future cash flows and interpretations of the primary accounting guidance continue to evolve in practice. See “Derivative Instruments” in Note 2 – “Summary of Significant Accounting Policies” and Note 6 – “Fair Value of Assets and Liabilities” in the Notes to the Consolidated Financial Statements for additional information regarding the valuation of the Company’s embedded derivatives.

Income Taxes

The Company provides for federal, state and foreign income taxes currently payable, as well as those deferred due to temporary differences between the financial reporting and tax bases of assets and liabilities and are recognized in net income or in certain cases in other comprehensive income. The Company’s accounting for income taxes represents management’s best estimate of various events and transactions considering the laws enacted as of the reporting date.

Deferred tax assets and liabilities resulting from temporary differences between the financial reporting and tax bases of assets and liabilities are measured at the balance sheet date using enacted tax rates in the relevant jurisdictions expected to apply to taxable income in the years the temporary differences are expected to reverse.

The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the tax law in the applicable tax jurisdiction. The Company has significant deferred tax assets related to net operating and capital losses. The Company has projected its ability to utilize its U.S. and foreign net operating losses and has determined that all of the U.S. losses are expected to be utilized prior to their expiration and established a valuation allowance on the portion of the foreign deferred tax assets the Company believes more likely than not that deferred income tax assets will not be realized. The Company completed an extensive analysis of its capital losses and has determined that sufficient unrealized capital gains exist within its investment portfolios that should offset any capital loss realized. In addition, it is the Company’s intention to hold all unrealized loss securities until maturity or until their market value recovers.

However, future unforeseen circumstances could create a situation in which the Company would prematurely sell securities in an unrealized loss position.

The Company will establish a valuation allowance if management determines, based on available information, that it is more likely than not that deferred income tax assets will not be realized. Significant judgment is required in determining whether valuation allowances should be established as well as the amount of such allowances. When making such determination, consideration is given to, among other things, the following:

(i)	future taxable income exclusive of reversing temporary differences and carryforwards;

(ii)	future reversals of existing taxable temporary differences;

(iii)	taxable income in prior carryback years; and

(iv)	tax planning strategies.

Any such changes could significantly affect the amounts reported in the consolidated financial statements in the year these changes occur. The Company accounts for its total liability for uncertain tax positions considering the recognition and measurement thresholds established in general accounting principles for income taxes. The tax effects of a position are recognized in the consolidated statement of income only if it is more likely than not to be sustained upon examination by the appropriate taxing authority. Unrecognized tax benefits due to tax uncertainties that do not meet the more likely than not criteria are included within other liabilities and are charged to earnings in the period that such determination is made. The Company classifies interest related to tax uncertainties as interest expense whereas penalties related to tax uncertainties are classified as a component of income tax.

U.S. Operations

U.S. operations consist of two major sub-segments: Traditional and Non-Traditional. The Traditional sub-segment primarily specializes in individual mortality-risk reinsurance and to a lesser extent, group, health and long-term care reinsurance. The Non-Traditional sub-segment consists of Asset-Intensive and Financial Reinsurance.

For the year ended December 31, 2012		Non-Traditional
	Traditional	Asset-Intensive	Financial Reinsurance	Total U.S.
(dollars in thousands)

Revenues:
Net premiums	$4,308,780	$14,095	$--	$4,322,875
Investment income, net of related expenses	535,589	497,431	1,068	1,034,088
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(10,608)	(1,566)	--	(12,174)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	(6,303)	--	--	(6,303)
Other investment related gains (losses), net	14,441	207,211	(141)	221,511

Total investment related gains (losses), net	(2,470)	205,645	(141)	203,034
Other revenues	4,616	112,016	46,005	162,637

Total revenues	4,846,515	829,187	46,932	5,722,634

Benefits and expenses:
Claims and other policy benefits	3,732,717	12,724	--	3,745,441
Interest credited	55,667	322,857	--	378,524
Policy acquisition costs and other insurance expenses	598,875	245,579	4,567	849,021
Other operating expenses	91,161	12,442	9,635	113,238

Total benefits and expenses	4,478,420	593,602	14,202	5,086,224

Income before income taxes	$368,095	$235,585	$32,730	$636,410

For the year ended December 31, 2011		Non-Traditional
	Traditional	Asset-Intensive	Financial Reinsurance	Total U.S.
(dollars in thousands)

Revenues:
Net premiums	$3,979,489	$13,189	$--	$3,992,678
Investment income, net of related expenses	495,650	362,722	164	858,536
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(14,493)	(6,519)	(57)	(21,069)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	2,980	756	12	3,748
Other investment related gains (losses), net	55,724	(101,771)	(83)	(46,130)

Total investment related gains (losses), net	44,211	(107,534)	(128)	(63,451)
Other revenues	3,401	87,518	36,373	127,292

Total revenues	4,522,751	355,895	36,409	4,915,055

Benefits and expenses:
Claims and other policy benefits	3,458,279	14,277	--	3,472,556
Interest credited	59,891	255,354	--	315,245
Policy acquisition costs and other insurance expenses	555,511	42,717	3,191	601,419
Other operating expenses	85,106	8,217	6,875	100,198

Total benefits and expenses	4,158,787	320,565	10,066	4,489,418

Income before income taxes	$363,964	$35,330	$26,343	$425,637

For the year ended December 31, 2010		Non-Traditional
	Traditional	Asset-Intensive	Financial Reinsurance	Total U.S.
(dollars in thousands)

Revenues:
Net premiums	$3,775,951	$21,130	$--	$3,797,081
Investment income, net of related expenses	480,115	385,410	273	865,798
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(6,200)	(4,387)	--	(10,587)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	620	(34)	--	586
Other investment related gains (losses), net	30,404	171,332	(86)	201,650

Total investment related gains (losses), net	24,824	166,911	(86)	191,649
Other revenues	1,720	86,598	23,507	111,825

Total revenues	4,282,610	660,049	23,694	4,966,353

Benefits and expenses:
Claims and other policy benefits	3,214,336	15,273	--	3,229,609
Interest credited	64,472	245,496	--	309,968
Policy acquisition costs and other insurance expenses	547,149	257,549	2,014	806,712
Other operating expenses	78,917	10,797	4,223	93,937

Total benefits and expenses	3,904,874	529,115	6,237	4,440,226

Income before income taxes	$377,736	$130,934	$17,457	$526,127

Income before income taxes for the U.S. operations segment increased by $210.8 million, or 49.5%, and decreased by $100.5 million, or 19.1%, in 2012 and 2011, respectively. The increase in income before income taxes in 2012 can primarily be attributed to the Asset-Intensive sub-segment. The increase in Asset-Intensive income before income taxes in 2012 is due to the effect of changes in credit spreads on the fair value of embedded derivatives associated with treaties written on a modified coinsurance or funds withheld basis and a new fixed annuity coinsurance transaction entered into during the year. Also contributing to the increase in income in 2012 was the net effect of the embedded derivative supporting the guaranteed minimum living benefits associated with the Company’s variable annuities, after adjustments for related deferred acquisition expenses. The decrease in income before income taxes in 2011 can be partially attributed to an increase in investment related losses related to the unfavorable impact of changes in credit spreads and interest rates on the fair value of embedded derivatives associated with treaties written on a modco or funds withheld basis. In addition, unfavorable claims experience in the U.S. Traditional sub-segment also contributed to the decrease in income before income taxes in 2011.

Traditional Reinsurance

The U.S. Traditional sub-segment provides life and health reinsurance to domestic clients for a variety of products through yearly renewable term, coinsurance and modified coinsurance agreements. These reinsurance arrangements may involve either facultative or automatic agreements.

Income before income taxes for the U.S. Traditional sub-segment increased by $4.1 million, or 1.1%, and decreased by $13.8 million, or 3.6% in 2012 and 2011, respectively. The increase in income before income taxes in 2012 is primarily due to slightly more favorable mortality experience in 2012 compared to 2011. Investment income increased $39.9 million due to a higher invested asset base, however this was more than offset by a decrease in net investment related gains of $46.7 million. The decrease in income before income taxes in 2011 can be primarily attributed to unfavorable mortality experience, largely offset by an increase in investment related gains and additional investment income. In 2011, the loss ratio in this sub-segment increased 1.8% over 2010. Investment related gains and investment income increased by $19.4 million and $15.4 million, respectively, in 2011 compared to 2010.

Net premiums increased $329.3 million, or 8.3%, and $203.5 million, or 5.4% in 2012 and 2011, respectively. These increases in net premiums were driven primarily by the growth in individual life business in force and health and group related coverages. The sub-segment added new life business production, measured by face amount of insurance in force, of $151.4 billion, $110.5 billion and $141.2 billion during 2012, 2011 and 2010, respectively. Total face amount of life business in force was $1,393.3 billion, $1,343.0 billion and $1,334.8 billion as of December 31, 2012, 2011, and 2010, respectively. Contributing to the increase was a large in force block transaction of $42.4 billion which contributed $64.8 million to the increase in net premiums in 2012. In addition, premiums on health and group related coverages contributed $164.6 million and $88.6 million to the increase in net premiums in 2012 and 2011, respectively.

Net investment income increased $39.9 million, or 8.1%, and $15.5 million, or 3.2%, in 2012 and 2011, respectively, primarily due to growth in the average invested asset base partially offset by lower yields in both years. Investment related gains decreased by $46.7 million and increased by $19.4 million in 2012 and 2011, respectively. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support segment operations. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.

Claims and other policy benefits as a percentage of net premiums (“loss ratios”) were 86.6%, 86.9% and 85.1% in 2012, 2011 and 2010, respectively. The increase in the percentage in 2011 was primarily due to normal volatility in mortality claims and an increase in group reinsurance claims associated with disability, medical and life coverages. Although reasonably predictable over a period of years, claims experience is typically volatile over shorter periods.

Interest credited expense decreased $4.2 million, or 7.1%, and $4.6 million, or 7.1%, in 2012 and 2011, respectively. The variances in interest credited expense are largely offset by variances in investment income. The decrease in 2012 is the result of one treaty in which the most prevalent credited loan rate decreased from 4.8% to 3.5% partially offset by a slight increase in its asset base. The decrease in 2011 was driven primarily by the same treaty with a decrease in the credited loan rate to 4.8% in 2011 compared to 5.6% in 2010. Interest credited in this sub-segment relates to amounts credited on cash value products which also have a significant mortality component. Income before income taxes is affected by the spread between the investment income and the interest credited on the underlying products.

Policy acquisition costs and other insurance expenses as a percentage of net premiums were 13.9%, 14.0% and 14.5% in 2012, 2011 and 2010, respectively. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels within coinsurance-type arrangements. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary. Also, the mix of first year coinsurance business versus yearly renewable term business can cause the percentage to fluctuate from period to period.

Other operating expenses increased $6.1 million, or 7.1%, and $6.2 million, or 7.8% in 2012 and 2011, respectively. Other operating expenses, as a percentage of net premiums, were 2.1% in each of 2012, 2011 and 2010. The expense ratio tends to fluctuate only slightly from period to period due to maturity and scale of this sub-segment.

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

Impact of certain derivatives:

Income for the asset-intensive business tends to be volatile due to changes in the fair value of certain derivatives, including embedded derivatives associated with reinsurance treaties structured on a modco or funds withheld basis, as well as embedded derivatives associated with the Company’s reinsurance of EIAs and variable annuities with guaranteed minimum benefit riders. Fluctuations occur period to period primarily due to changing investment conditions including, but not limited to, interest rate movements (including risk-free rates and credit spreads), implied volatility and equity market performance, all of which are factors in the calculations of fair value. Therefore, management believes it is helpful to distinguish between the effects of changes in these derivatives, net of related hedging activity, and the primary factors that drive profitability of the underlying treaties, namely investment income, fee income (included in other revenues), and interest credited. These fluctuations are considered unrealized by management and do not affect current cash flows, crediting rates or spread performance on the underlying treaties.

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

For the year ended December 31,	2012	2011	2010
(dollars in thousands)

Revenues:
Total revenues	$829,187	$355,895	$660,049
Less:
Embedded derivatives – modco/funds withheld treaties	117,055	(89,648)	160,274
Guaranteed minimum benefit riders and related free standing derivatives	49,392	(17,851)	3,912

Revenues before certain derivatives	662,740	463,394	495,863

Benefits and expenses:
Total benefits and expenses	593,602	320,565	529,115
Less:
Embedded derivatives – modco/funds withheld treaties	75,849	(75,546)	115,920
Guaranteed minimum benefit riders and related free standing derivatives	27,862	(7,339)	5,935
Equity-indexed annuities	5,264	16,507	5,882

Benefits and expenses before certain derivatives	484,627	386,943	401,378

Income (loss) before income taxes:
Income (loss) before income taxes	235,585	35,330	130,934
Less:
Embedded derivatives – modco/funds withheld treaties	41,206	(14,102)	44,354
Guaranteed minimum benefit riders and related free standing derivatives	21,530	(10,512)	(2,023)
Equity-indexed annuities	(5,264)	(16,507)	(5,882)

Income before income taxes and certain derivatives	178,113	76,451	94,485

Embedded Derivatives - Modco/Funds Withheld Treaties - Represents the change in the fair value of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis. The fair value changes of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in benefits and expenses. Changes in the fair value of the embedded derivative are driven by changes in investment credit spreads, including the Company’s own credit risk. Generally, an increase in investment credit spreads, ignoring changes in the Company’s own credit risk, will have a negative impact on the fair value of the embedded derivative (decrease in income). Changes in fair values of these embedded derivatives are net of an increase (decrease) in revenues of $(62.7) million, $23.1 million and $(32.2) million for the years ended December 31, 2012, 2011 and 2010, respectively, associated with the Company’s own credit risk. A 10% increase in the Company’s own credit risk rate would have increased revenues in 2012 by approximately $0.3 million. Conversely, a 10% decrease in the Company’s own credit risk rate would have decreased revenues in 2012 by approximately $0.3 million.

In 2012, the change in fair value of the embedded derivative increased revenues by $117.1 million and related deferred acquisition expenses increased benefits and expenses by $75.8 million, for a positive pre-tax income impact of $41.2 million, primarily due to a decrease in investment credit spreads. In 2011, the change in fair value of the embedded derivative decreased revenues by $89.6 million and related deferred acquisition expenses decreased benefits and expenses by $75.5 million, for a negative pre-tax income impact of $14.1 million. The decrease in 2011 can primarily be attributed to a recapture of a retrocession agreement related to a funds withheld treaty. Also contributing to the decrease in 2011 was an increase in investment credit spreads.

Guaranteed Minimum Benefit Riders - Represents the impact related to guaranteed minimum benefits associated with the Company’s reinsurance of variable annuities. The fair value changes of the guaranteed minimum benefits along with the changes in fair value of the free standing derivatives (interest rate swaps, financial futures and equity options), purchased by the Company to substantially hedge the liability are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in benefits and expenses. Changes in fair values of these embedded derivatives are net of an increase in revenues of $16.5 million in 2012 associated with the Company’s own credit risk. Changes in fair values of embedded derivatives on variable annuity contracts associated with the Company’s own credit risk for the years ended December 31, 2011 and 2010 were not material. A 10% increase in the Company’s own credit risk rate would have increased revenues by approximately $1.6 million in 2012. Conversely, a 10% decrease in the Company’s own credit risk rate would have decreased revenues by approximately $1.6 million in 2012.

In 2012, the change in the fair value of the guaranteed minimum benefits, after allowing for changes in the associated free standing derivatives to substantially economically hedge risk, increased revenues by $49.4 million and related deferred acquisition expenses increased benefits and expenses by $27.9 million for a positive pre-tax income impact of $21.5 million. In 2011, the change in the fair value of the guaranteed minimum benefits, after allowing for changes in the associated free standing derivatives to economically hedge risk, decreased revenues by $17.9 million and related deferred acquisition expenses decreased benefits and expenses by $7.3 million for a negative pre-tax income impact of $10.5 million.

Equity-Indexed Annuities - Primarily represents the impact of changes in the benchmark rate on the calculation of the fair value of embedded derivative liabilities associated with EIAs, after adjustments for related deferred acquisition expenses. In 2012 and 2011, expenses increased $5.3 million and $16.5 million respectively.

Discussion and analysis before certain derivatives:

Income before income taxes and certain derivatives increased by $101.7 million and decreased by $18.0 million in 2012 and 2011, respectively. The increase in income in 2012 was in part due to net changes in investment related gains and losses associated with the funds withheld and coinsurance portfolios and their related DAC impact. Funds withheld capital gains and losses are reported through investment income while coinsurance activity is reflected in investment related gains (losses), net. In addition, income earned on a new fixed annuity coinsurance transaction also contributed to the increase in earnings in 2012 compared to 2011. The decrease in income in 2011 can be attributed to a decrease in net investment related gains of $24.5 million combined with a decline in the broader U.S. financial markets and the related unfavorable impact on the underlying annuity account values. Lower annuity account values lead to a reduction in expected fund based fees collected in future periods. This lower expectation of future revenue lead to an increase in the amortization of deferred acquisition costs in 2011. The decrease in income before income taxes in 2011 was partially offset by income related to the aforementioned recapture of a retrocession agreement on an existing funds withheld treaty.

Revenue before certain derivatives increased by $199.3 million and decreased by $32.5 million in 2012 and 2011, respectively. The increase in 2012 was driven primarily by an increase in investment income and other investment related gains related to the aforementioned new fixed annuity coinsurance transaction. In addition, other revenues in 2012 increased $27.1 million due primarily to the amortization of the deferred profit liability associated with the new fixed annuity coinsurance transaction. The decrease in 2011 was driven by changes in investment income related to equity options held in a funds withheld portfolio associated with EIAs. Increases and decreases in investment income related to equity options were mostly offset by corresponding increases and decreases in interest credited expense.

Benefits and expenses before certain derivatives increased by $97.7 million and decreased by $14.4 million in 2012 and 2011, respectively. The increase in 2012 was primarily due to an increase in interest credited related to the new fixed annuity coinsurance transaction. The decrease in 2011 was primarily due to changes in the interest credited expense related to equity option income on funds withheld EIAs. These changes were mostly offset by corresponding increases or decreases in investment income.

The invested asset base supporting this sub-segment increased by $5.4 billion and $0.3 billion in 2012 and 2011, respectively. The growth in the asset base in 2012 was driven by the new fixed annuity coinsurance transaction executed during the year. As of December 31, 2012 and 2011, $4.2 billion of the invested assets were funds withheld at interest, of which 92.3% and 90.2%, respectively, was associated with one client.

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

Income before income taxes increased by $6.4 million, or 24.2%, and $8.9 million, or 50.9%, in 2012 and 2011, respectively. The increases in 2012 and 2011 were primarily related to additional fees from financial reinsurance.

At December 31, 2012, 2011 and 2010, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures, was $2.7 billion, $2.0 billion and $1.7 billion, respectively. The increase in 2012 can primarily be attributed to an increase in the number of new transactions entered into in 2012 and is consistent with the increase in related income. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion, and therefore, can fluctuate from period to period.

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

For the year ended December 31,	2012	2011	2010
(dollars in thousands)

Revenues:
Net premiums	$915,764	$835,298	$797,206
Investment income, net of related expenses	190,337	188,304	169,136
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	--	--	--
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	--	--	--
Other investment related gains (losses), net	27,659	26,996	12,682

Total investment related gains (losses), net	27,659	26,996	12,682
Other revenues	6,504	5,433	1,146

Total revenues	1,140,264	1,056,031	980,170

Benefits and expenses:
Claims and other policy benefits	706,716	673,105	656,358
Interest credited	28	--	--
Policy acquisition costs and other insurance expenses	206,337	180,712	172,210
Other operating expenses	40,212	37,261	29,864

Total benefits and expenses	953,293	891,078	858,432

Income before income taxes	$186,971	$164,953	$121,738

Income before income taxes increased by $22.0 million, or 13.3%, and $43.2 million, or 35.5%, in 2012 and 2011, respectively. The increase in income in 2012 is primarily due to a decrease in reserves of $16.2 million for a block of group creditor business as a result of a refinement of estimates and $6.3 million of income from the recapture of a previously assumed block of individual life business. The increase in income in 2011 is primarily due to an increase in net investment related gains of $14.3 million and improved traditional individual life mortality experience compared to prior year. In addition, contributing to the increase in income in 2011 is $3.3 million of income from the recapture of a previously assumed block of individual life business. Foreign currency exchange fluctuation in the Canadian dollar resulted in a decrease in income before income taxes of approximately $0.9 million in 2012 and an increase of approximately $5.7 million in 2011.

Net premiums increased $80.5 million, or 9.6%, and $38.1 million, or 4.8%, in 2012 and 2011, respectively. Foreign currency exchange fluctuation in the Canadian dollar resulted in a decrease in net premiums of approximately $9.0 million in 2012 and an increase in net premiums of $31.3 million in 2011. Premiums increased in 2012 and 2011 primarily due to new business from both new and existing treaties. Excluding the impact of foreign exchange, reinsurance in force increased 11.5% and 8.9% in 2012 and 2011, respectively. The increase in premiums in 2011 was largely offset by a decrease in longevity reinsurance of $40.8 million. In 2010, the Company completed its first longevity in force reinsurance transaction and reported a one-time advance premium of $43.3 million, which represents the majority of the decrease in longevity premiums in 2011. In addition, creditor premiums increased by $23.9 million and $1.3 million in 2012 and 2011, respectively. The segment added new business production, measured by face amount of insurance in force, of $49.0 billion, $51.1 billion and $51.1 billion during 2012, 2011 and 2010, respectively. The face amount of reinsurance in force totaled approximately $389.7 billion, $344.9 billion, and $324.1 billion at December 31, 2012, 2011, and 2010, respectively. Premium levels can be significantly influenced by currency fluctuations, large transactions, mix of business and reporting practices of ceding companies, and therefore may fluctuate from period to period.

Net investment income increased $2.0 million, or 1.1%, and $19.2 million, or 11.3%, in 2012 and 2011, respectively. The effect of changes in the Canadian dollar exchange rates resulted in an decrease in net investment income of approximately $2.9 million and an increase of $6.3 million in 2012 and 2011, respectively. Investment income and investment related gains and losses are allocated to the segments based upon average assets and related capital levels deemed appropriate to support segment operations. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments. The increases in investment income, excluding the impact of foreign exchange, were mainly the result of increases in the allocated asset base of 0.6% and 7.3% in 2012 and 2011, respectively, due to growth in the underlying business volume offset by decreases in investment yields.

Other revenues increased by $1.1 million and $4.3 million in 2012 and 2011, respectively. The increase in 2012 was primarily due to fees earned from the modification of existing treaties and a fee earned from the recapture of a previously assumed block of individual life business. The increase in 2011 was primarily due to a $4.9 million fee earned from the recapture of a previously assumed block of individual life business.

Loss ratios for this segment were 77.2%, 80.6% and 82.3% in 2012, 2011 and 2010, respectively. The decrease in the 2012 loss ratio was primarily due to the aforementioned $16.2 million decrease in reserves for a block of group creditor business. Excluding creditor business, loss ratios for this segment were 90.9%, 92.1% and 94.4% in 2012, 2011 and 2010, respectively. Historically, the loss ratio increased primarily as the result of several large permanent level premium in force blocks assumed in 1997 and 1998. These blocks are mature blocks of long-term permanent level premium business in which mortality as a percentage of net premiums is expected to be higher than historical ratios. The nature of permanent level premium policies requires the Company to set up actuarial liabilities and invest the amounts received in excess of early-year claims costs to fund claims in later years when premiums, by design, continue to be level as compared to expected increasing mortality or claim costs. Excluding creditor business, claims and other policy benefits, as a percentage of net premiums and investment income were 71.8%, 72.0% and 74.6% in 2012, 2011 and 2010, respectively. The decrease in the loss ratio for 2011 compared to 2010 is due to improved traditional individual life mortality experience.

Policy acquisition costs and other insurance expenses as a percentage of net premiums totaled 22.5%, 21.6% and 21.6% in 2012, 2011 and 2010, respectively. Policy acquisition costs and other insurance expenses as a percentage of net premiums for traditional individual life business were 12.7%, 12.6% and 13.8% in 2012, 2011 and 2010, respectively. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels and product mix. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary.

Other operating expenses increased $3.0 million, or 7.9%, and $7.4 million, or 24.8%, in 2012 and 2011, respectively. The effect of changes in the Canadian dollar exchange rates resulted in a decrease in operating expenses of approximately $0.3 million in 2012 and an increase of $1.1 million in 2011. Other operating expenses as a percentage of net premiums were 4.4%, 4.5% and 3.7% in 2012, 2011 and 2010, respectively. The 2011 increase in other operating expenses as a percentage of net premiums in 2011 is primarily due to office relocation expenses.

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

For the year ended December 31,	2012	2011	2010
(dollars in thousands)

Revenues:
Net premiums	$1,308,462	$1,194,477	$918,513
Investment income, net of related expenses	45,576	44,351	37,039
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	--	(332)	(2,429)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	--	--	--
Other investment related gains (losses), net	11,574	6,332	5,013

Total investment related gains (losses), net	11,574	6,000	2,584
Other revenues	6,679	5,031	2,099

Total revenues	1,372,291	1,249,859	960,235

Benefits and expenses:
Claims and other policy benefits	1,134,219	1,001,921	734,392
Policy acquisition costs and other insurance expenses	51,236	59,217	60,192
Other operating expenses	112,889	105,619	93,526

Total benefits and expenses	1,298,344	1,166,757	888,110

Income before income taxes	$73,947	$83,102	$72,125

Income before income taxes decreased by $9.2 million, or 11.0%, and increased by $11.0 million, or 15.2%, in 2012 and 2011, respectively. The decrease in income before income taxes in 2012 was primarily due to unfavorable claims experience in the UK. The increase in income before income taxes in 2011 was primarily due to an increase in net premiums in the UK, South Africa, Italy, Spain, India and the UAE offset by unfavorable claims experience in South Africa, Mexico and the UAE. Foreign currency exchange fluctuations contributed to a decrease in income before income taxes of approximately $5.9 million in 2012 and an increase of approximately $0.9 million in 2011.

Net premiums grew by $114.0 million, or 9.5%, and $276.0 million, or 30.0%, in 2012 and 2011, respectively. These increases were the result of new business from both new and existing treaties including an increase associated with reinsurance of longevity risk in the UK of $39.0 million and $54.7 million in 2012 and 2011, respectively. In addition, net premiums in 2012 and 2011 include approximately $110.1 million and $64.7 million, respectively, associated with single premium in force transactions in Italy. The segment added new business production, measured by face amount of insurance in force, of $136.0 billion, $148.3 billion and $103.6 billion during 2012, 2011 and 2010, respectively. The face amount of reinsurance in force totaled approximately $602.5 billion, $513.4 billion, and $467.6 billion at December 31, 2012, 2011, and 2010, respectively. During 2012, there were unfavorable foreign currency exchange fluctuations, particularly with the British pound, the Euro and the South African rand weakening against the U.S. dollar which decreased net premiums by approximately $51.6 million in 2012 as compared to 2011. During 2011, there were favorable foreign currency exchange fluctuations, particularly with the British pound, the Euro and the South African rand strengthening against the U.S. dollar, which increased net premiums by approximately $31.3 million in 2011 as compared to 2010. Premium levels can be significantly influenced by currency fluctuations, large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.

A portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage, primarily in the UK. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Net premiums earned from this coverage totaled $248.6 million, $244.8 million and $224.1 million in 2012, 2011 and 2010, respectively.

Net investment income increased $1.2 million, or 2.8%, and $7.3 million, or 19.7%, in 2012 and 2011, respectively. The increases can be primarily attributed to growth in the average invested asset base of 21.3% and 36.2% in 2012 and 2011, respectively, largely offset by decreases in investment yields. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support segment operations. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.

Loss ratios for this segment were 86.7%, 83.9% and 80.0% in 2012, 2011 and 2010, respectively. The increase in the loss ratio in 2012 was due to unfavorable claims experience, primarily from UK critical illness and mortality coverages. The increase in the loss ratio in 2011 was due to unfavorable claims experience, primarily in South Africa, Mexico and the UAE. Although reasonably predictable over a period of years, claims experience is typically volatile over shorter periods. Management views recent experience as normal volatility that is inherent in the business.

Policy acquisition costs and other insurance expenses as a percentage of net premiums were 3.9%, 5.0% and 6.6% for 2012, 2011 and 2010, respectively. The decreases in policy acquisition costs and other insurance expenses in 2012 and 2011 are related to a decrease in the amortization of deferred acquisition costs affected by the mix of business, primarily in the UK. These percentages fluctuate due to timing of client company reporting, variations in the mixture of business and the relative maturity of the business. In addition, as the segment grows, renewal premiums, which have lower allowances than first-year premiums, represent a greater percentage of the total net premiums.

Other operating expenses increased $7.3 million, or 6.9%, and $12.1 million, or 12.9%, in 2012 and 2011, respectively. Foreign currency exchange fluctuations contributed to a decrease of approximately $3.9 million and an increase of approximately $1.4 million in operating expenses in 2012 and 2011, respectively. Other operating expenses as a percentage of net premiums totaled 8.6%, 8.8% and 10.2% in 2012, 2011 and 2010, respectively. These decreases in expenses as a percentage of net premiums reflect sustained growth in net premiums for this segment.

While concerns continue in 2012 relating to the European sovereign debt and European economies, approximately 78.8% of revenues for the segment were earned outside of the eurozone in 2012. Approximately 15.2% of the segment’s revenues were earned in Spain, Italy and Portugal in 2012.

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

For the year ended December 31,	2012	2011	2010
(dollars in thousands)

Revenues:
Net premiums	$1,350,330	$1,304,490	$1,139,065
Investment income, net of related expenses	83,387	84,837	71,827
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	--	(336)	--
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	--	--	--
Other investment related gains (losses), net	8,990	7,350	6,153

Total investment related gains (losses), net	8,990	7,014	6,153
Other revenues	52,838	34,073	26,419

Total revenues	1,495,545	1,430,414	1,243,464

Benefits and expenses:
Claims and other policy benefits	1,079,699	1,076,833	926,383
Interest credited	1,311	1,149	--
Policy acquisition costs and other insurance expenses	252,041	201,130	149,453
Other operating expenses	117,116	109,068	93,746

Total benefits and expenses	1,450,167	1,388,180	1,169,582

Income before income taxes	$45,378	$42,234	$73,882

Income before income taxes increased by $3.1 million, or 7.4%, and decreased by $31.6 million, or 42.8%, in 2012 and 2011, respectively. The increase in income in 2012 was primarily due to strong revenue growth in Hong Kong, Southeast Asia and Japan partially offset by both adverse claims experience and a net increase of $46.5 million in benefit reserves in Australia. The decrease in income in 2011 was affected by $24.0 million in reserve increases related to updated termination assumptions for Australia disability income business and an increase in incurred but not reported claims for

Australian individual and group life business in addition to adverse claims experience. Foreign currency exchange fluctuations contributed to a decrease in income before income taxes of approximately $0.8 million in 2012 and an increase of approximately $5.8 million in 2011.

Net premiums increased by $45.8 million, or 3.5%, and $165.4 million, or 14.5%, in 2012 and 2011, respectively. Premiums in 2012 increased in most markets primarily due to new treaties and increased production under existing treaties, notably Hong Kong and Southeast Asia by $52.0 million and Australia and New Zealand, which increased by $25.0 million. These increases are partially offset by decreases in Japan and Korea. Premiums in 2011 increased in most markets due to new treaties and increased production under existing treaties, particularly in Australia and New Zealand which increased by $153.8 million and Hong Kong and Southeast Asia which increased by $18.9 million, compared to 2010. The segment added new business production, measured by face amount of insurance in force, of $90.2 billion, $119.0 billion and $30.7 billion during 2012, 2011 and 2010, respectively. The face amount of reinsurance in force totaled approximately $539.8 billion, $457.6 billion, and $408.1 billion at December 31, 2012, 2011, and 2010, respectively. Foreign currency exchange fluctuations contributed to a decrease in net premiums of approximately $2.0 million in 2012 and an increase of approximately $105.3 million in 2011. Premium levels can be significantly influenced by currency fluctuations, large transactions and reporting practices of ceding companies and can fluctuate from period to period.

A portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Reinsurance of critical illness in the Asia Pacific operations is offered primarily in South Korea, Australia and Hong Kong. Net premiums from this coverage totaled $224.4 million, $157.3 million, and $186.2 million in 2012, 2011 and 2010, respectively.

Net investment income decreased $1.5 million, or 1.7%, and increased by $13.0 million, or 18.1%, in 2012 and 2011, respectively. The decrease in 2012 was primarily due to lower investment yields. The increase in 2011 was primarily due to growth in assets related to asset-intensive treaties offset in part by decreases in investment yields. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support segment operations. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.

Other revenues increased by $18.8 million, or 55.1%, and $7.7 million, or 29.0%, in 2012 and 2011, respectively. The primary source of other revenues is fees from financial reinsurance treaties in Japan. The increase in other revenues in 2012 is largely due to a transaction with a client in Australia which resulted in a one-time fee income amount of $12.2 million. The transaction did not have a significant impact on income before taxes because the amount is offset by additional amortization of deferred acquisition costs, net of the release of reserves. Other revenues in 2012 also reflected fees from two new financial reinsurance treaties in Japan. The increase in other revenues in 2011 is primarily due to a new financial reinsurance treaty executed during that year. At December 31, 2012 and 2011, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures was $2.1 billion and $1.9 billion, respectively. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and therefore can fluctuate from period to period.

Loss ratios for this segment were 80.0%, 82.5% and 81.3% for 2012, 2011 and 2010, respectively. While Australia experienced adverse individual and group claims experience as well as a net $46.5 million increase in claim liabilities for group life, and total and permanent disability (“TPD”) reinsurance business in 2012, loss ratios decreased for most other offices. Australia’s additional claim liabilities were primarily associated with group treaties that exhibited emerging negative claims development. The increase in the loss ratio in 2011 compared with 2010 was due to $24.0 million in reserve increases related to updated termination assumptions for Australia disability income business and an increase in incurred but not reported claims for Australian individual and group life business, a higher level of individual life claims in Australia and the estimated losses from the Japan and New Zealand earthquakes. Although reasonably predictable over a period of years, death claims are typically volatile over shorter periods. Management views recent experience as normal volatility that is inherent in the business. Loss ratios will fluctuate due to timing of client company reporting, variations in the mixture of business and the relative maturity of the business.

Interest credited expense increased by $0.2 million and $1.1 million in 2012 and 2011, respectively. The increases were due to contractual interest related to a new asset-intensive treaty in Japan entered into in 2011.

Policy acquisition costs and other insurance expenses as a percentage of net premiums were 18.7%, 15.4% and 13.1% for 2012, 2011 and 2010, respectively. The increase in the ratio in 2012 was due to additional amortization of deferred acquisition costs which largely offsets the one-time fee related to the aforementioned transaction with a client in Australia. The ratio of policy acquisition costs and other insurance expenses as a percentage of net premiums should generally decline as the business matures; however, the percentage does fluctuate periodically due to variations in the mixture of business.

Other operating expenses increased $8.0 million, or 7.4%, and $15.3 million, or 16.3%, in 2012 and 2011, respectively. Foreign currency exchange fluctuations contributed approximately $0.3 million and $4.5 million to the increase in operating expenses in 2012 and 2011, respectively. Other operating expenses as a percentage of net premiums totaled 8.7%, 8.4% and 8.2% in 2012, 2011 and 2010, respectively. The timing of premium flows and the level of costs associated with the entrance into and development of new markets in the Asia Pacific segment may cause other operating expenses as a percentage of net premiums to fluctuate over periods of time.

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

For the year ended December 31,	2012	2011	2010
(dollars in thousands)

Revenues:
Net premiums	$9,165	$8,744	$7,815
Investment income, net of related expenses	82,818	105,169	94,860
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(3,734)	(9,136)	(18,904)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	(1,315)	176	1,459
Other investment related gains (losses), net	7,928	(3,655)	16,407

Total investment related gains (losses), net	2,879	(12,615)	(1,038)
Other revenues	15,315	76,881	9,871

Total revenues	110,177	178,179	111,508

Benefits and expenses:
Claims and other policy benefits	(76)	768	413
Interest credited	52	-	14
Policy acquisition costs and other insurance expenses (income)	(52,165)	(52,457)	(50,978)
Other operating expenses	68,304	67,194	50,898
Interest expenses	105,348	102,638	90,996
Collateral finance facility expense	12,197	12,391	7,856

Total benefits and expenses	133,660	130,534	99,199

Income (loss) before income taxes	$(23,483)	$47,645	$12,309

Income before income taxes decreased by $71.1 million, or 149.3%, and increased by $35.3 million, or 287.1%, in 2012 and 2011, respectively. The decrease in income in 2012 is primarily due to a $61.6 million decrease in other revenue and a $22.4 million decrease in investment income. The increase in income in 2011 is primarily due to a $67.0 million increase in other revenues and a $10.3 million increase in investment income partially offset by a $11.6 million increase in interest expense and a $16.3 million increase in other operating expenses.

Total revenues decreased $68.0 million, or 38.2%, and increased $66.7 million, or 59.8%, in 2012 and 2011, respectively. The decrease in revenues in 2012 is largely due to a $61.6 million decrease in other revenue due to gains on the repurchase of collateral finance facility securities of $65.6 million in 2011 and a $22.4 million decrease in investment income due to lower investment yields. The increase in revenues in 2011 was primarily due to a $65.6 million gain on the aforementioned repurchase of collateral finance facility securities and a $10.3 million increase in investment income, primarily due to growth in the invested asset base.

Total benefits and expenses increased $3.1 million or 2.4%, and $31.3 million or 31.6%, in 2012 and 2011, respectively. The increase in benefits and expenses in 2012 is primarily due to an increase in interest expense of $2.7 million largely due to interest expense related to uncertain tax positions of $2.7 million. The increase in total benefits and expenses in 2011 was primarily due to an increase in other operating expenses related to employee compensation as well as a loss associated with the redemption and remarketing associated with Preferred Income Equity Redeemable Securities of $4.4 million. This loss reflects the recognition of the unamortized issuance costs of the original preferred securities. Also contributing to the increase in 2011 was interest expense related to uncertain tax positions which increased by $8.5 million and interest on a higher level of outstanding debt. Collateral finance facility expense increased $4.5 million related to a collateral financing arrangement transacted with an international bank.

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

The Company periodically reviews the EGP valuation model and assumptions so that the assumptions reflect best estimates of future experience. Two assumptions are considered to be most significant: (1) estimated interest spread, and (2) estimated future policy lapses. The following table reflects the possible change that would occur in a given year if assumptions, as a percentage of current deferred policy acquisition costs related to asset-intensive products ($1,039.2 million as of December 31, 2012), are changed as illustrated:

Quantitative Change in Significant Assumptions	One-Time Increase in DAC	One-Time Decrease in DAC

Estimated interest spread increasing (decreasing) 25 basis points from the current spread	1.46%	-1.59%

Estimated future policy lapse rates decreasing (increasing) 20% on a permanent basis (including surrender charges)	0.64%	-0.50%

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

The following table displays DAC balances for asset-intensive business and non-asset-intensive business by segment as of December 31, 2012:

(dollars in thousands)	Asset-Intensive DAC	Non-Asset-Intensive DAC	Total DAC

U.S.	$1,039,180	$1,527,029	$2,566,209
Canada	--	271,146	271,146
Europe & South Africa	--	322,181	322,181
Asia Pacific	--	459,738	459,738
Corporate and Other	--	--	--

Total	$1,039,180	$2,580,094	$3,619,274

As of December 31, 2012, the Company estimates that all of its DAC balance is collateralized by surrender fees due to the Company and the reduction of policy liabilities, in excess of termination values, upon surrender or lapse of a policy.

Liquidity and Capital Resources

Current Market Environment

The current U.S. interest rate environment is negatively affecting the Company’s earnings. The average investment yield, excluding funds withheld and other spread business, has decreased 30 basis points in 2012 as compared to 2011. In addition, the Company’s insurance liabilities, in particular its annuity products, are sensitive to changing market factors. Results of operations in 2012 reflect favorable changes in the value of embedded derivatives as credit spreads tightened compared to 2011. Conversely, results of operations in 2011 reflect unfavorable changes in the value of embedded derivatives as credit spreads widened compared to 2010. There has been continued improvement in gross unrealized gains on fixed maturity and equity securities available-for-sale, which were $2,871.4 million and $2,306.6 million at December 31, 2012 and 2011, respectively. Gross unrealized losses have totaled $133.6 million and $292.5 million at December 31, 2012 and 2011, respectively. The increase in the gross unrealized gains is primarily due to lower interest rates.

The Company continues to be in a position to hold any investment security showing an unrealized loss until recovery, provided it remains comfortable with the credit of the issuer. As indicated above, gross unrealized gains on investment securities of $2,871.4 million are well in excess of gross unrealized losses of $133.6 million as of December 31, 2012. Historically low interest rates continued to put pressure on the Company’s investment yield. In January 2012, U.S. Federal Reserve officials indicated that economic conditions in the U.S. would likely warrant exceptionally low federal funds rate through 2014. The Company does not rely on short-term funding or commercial paper and to date it has experienced no liquidity pressure, nor does it anticipate such pressure in the foreseeable future.

The Company projects its reserves to be sufficient and it would not expect to write down deferred acquisition costs or be required to take any actions to augment capital, even if interest rates remain at current levels for the next five years, assuming all other factors remain constant. While the Company has felt the pressures of sustained low interest rates and volatile equity markets and may continue to do so, its business operations are not overly sensitive to these risks. Although management believes the Company’s current capital base is adequate to support its business at current operating levels, it continues to monitor new business opportunities and any associated new capital needs that could arise from the changing financial landscape.

The Holding Company

RGA is an insurance holding company whose primary uses of liquidity include, but are not limited to, the immediate capital needs of its operating companies, dividends paid to its shareholders, repurchase of common stock and interest payments on its indebtedness (See Note 13—“Debt” in the Notes to Consolidated Financial Statements). RGA recognized interest expense of $143.3 million, $111.6 million and $96.6 million in 2012, 2011, and 2010, respectively. RGA made capital contributions to subsidiaries of $70.4 million, $105.6 million and $74.0 million in 2012, 2011, and 2010, respectively. Dividends to shareholders were $61.9 million, $44.2 million and $35.2 million in 2012, 2011, and 2010, respectively. RGA made principal payments on debt of $200.0 million in 2011. The primary sources of RGA’s liquidity include proceeds from its capital raising efforts, interest income on undeployed corporate investments, interest income received on surplus notes with RGA Reinsurance, RCM and Rockwood Re and dividends from operating subsidiaries. RGA recognized interest and dividend income of $86.4 million, $245.6 million and $128.5 million in 2012, 2011 and 2010, respectively. Net proceeds from unaffiliated long-term debt issuance were $393.7 million and $394.4 million in 2012 and 2011, respectively. Proceeds from affiliated long-term debt issuance were $500.0 million in 2011. As the Company continues its expansion efforts, RGA will continue to be dependent upon these sources of liquidity. As of December 31, 2012 and 2011, RGA held $722.3 million and $583.6 million, respectively, of cash and cash equivalents, short-term and other investments and fixed maturity investments. See “Part IV – Item 15(a)(2) Financial Statement Schedules – Schedule II – Condensed Financial Information of Registrant” for more information regarding RGA’s financial information.

The Company, through a wholly-owned subsidiary, has committed to provide statutory reserve support to a third-party through 2035, in exchange for a fee, by funding a loan if certain defined events occur. Such statutory reserves are required under the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX for term life insurance policies and Regulation A-XXX for universal life secondary guarantees). The maximum potential obligation under this commitment is $560.0 million. The third-party has recourse to RGA should the subsidiary fail to provide the required funding, however, as of December 31, 2012, the Company does not believe that it will be required to provide any funding under this commitment as the occurrence of the defined events is considered remote.

RGA established an intercompany revolving credit facility where certain subsidiaries can lend to or borrow from each other and from RGA in order to manage capital and liquidity more efficiently. The intercompany revolving credit facility, which is a series of demand loans among RGA and its affiliates, is permitted under applicable insurance laws. This facility reduces overall borrowing costs by allowing RGA and its operating companies to access internal cash resources instead of incurring third-party transaction costs. The statutory borrowing and lending limit for RGA’s Missouri-domiciled insurance subsidiaries is currently the lesser of 3% of the insurance company’s admitted assets and 25% of its surplus, in both cases, as of its most recent year-end. There were no amounts outstanding under the intercompany revolving credit facility as of December 31, 2012 and 2011.

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

The Company did not have any significant changes in its capital structure during 2012; however, in anticipation of the redemption and remarketing of RGA’s trust preferred securities as discussed below in “Debt,” RGA purchased 3.0 million shares of its outstanding common stock from MetLife, Inc. in February 2011, at a price of $61.14 per share, reflecting the most recent closing price of the Company’s common stock. The purchased common shares were placed into treasury for general corporate purposes.

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

The Company’s share repurchase transactions described above were intended to offset share dilution associated with the issuance of approximately 5.5 million common shares from the exercise of warrants as discussed below in “Debt”.

During the third quarter of 2011, RGA repurchased 838,362 shares of common stock under a previously approved stock repurchase program for $43.1 million. The common shares repurchased were placed into treasury to be used for general corporate purposes.

In July 2012, the Company’s quarterly dividend was increased to $0.24 per share from $0.18 per share. All future payments of dividends are at the discretion of RGA’s board of directors and will depend on the Company’s earnings, capital requirements, insurance regulatory conditions, operating conditions, and other such factors as the board of directors may deem relevant. The amount of dividends that RGA can pay will depend in part on the operations of its reinsurance subsidiaries.

See Note 3—“Stock Transactions”, Note 13 – “Debt” and Note 20 – “Subsequent Events” in the Notes to Consolidated Financial Statements for additional information regarding the Company’s securities transactions.

Statutory Dividend Limitations

RCM and RGA Reinsurance are subject to Missouri statutory provisions that restrict the payment of dividends. They may not pay dividends in any 12-month period in excess of the greater of the prior year’s statutory net gain from operations or 10% of statutory capital and surplus at the preceding year-end, without regulatory approval. The applicable statutory provisions only permit an insurer to pay a shareholder dividend from unassigned surplus. Any dividends paid by RGA Reinsurance would be paid to RCM, its parent company, which in turn has restrictions related to its ability to pay dividends to RGA. RCM’s primary asset is its investment in RGA Reinsurance. As of January 1, 2013, RCM and RGA Reinsurance could pay maximum dividends, without prior approval, of approximately $169.2 million and $164.5 million, respectively. The MDI allows RCM to pay a dividend to RGA to the extent RCM received the dividend from RGA Reinsurance, without limitation related to the level of unassigned surplus. Dividend payments from other subsidiaries are subject to regulations in the jurisdiction of domicile, which are generally based on their earnings and/or capital level.

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

Debt

Certain of the Company’s debt agreements contain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of consolidated net worth, maximum ratios of debt to capitalization and change of control provisions. The Company is required to maintain a minimum consolidated net worth, as defined in the debt agreements, of $2.8 billion, calculated as of the last day of each fiscal quarter. Also, consolidated indebtedness, calculated as of the last day of each fiscal quarter, cannot exceed 35% of the sum of the Company’s consolidated indebtedness plus adjusted consolidated net worth. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the various agreements. Additionally, the Company’s debt agreements contain cross-default covenants, which would make outstanding borrowings immediately payable in the event of a material uncured covenant default under any of the agreements, including, but not limited to, non-payment of indebtedness when due for an amount in excess of $100.0 million, bankruptcy proceedings, or any other event which results in the acceleration of the maturity of indebtedness. As of December 31, 2012 and 2011, the Company had $1,815.3 million and $1,414.7 million, respectively, in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, and the Company’s ability to raise additional funds. There currently are no repayments of debt due over the next five years.

The Company enters into derivative agreements with counterparties that reference either the Company’s debt rating or its financial strength rating. If either rating is downgraded in the future it could trigger certain terms in the Company’s derivative agreements, which could negatively affect overall liquidity. For the majority of the Company’s derivative agreements, there is a termination event should the long-term senior debt ratings drop below either BBB+ (S&P) or Baa1 (Moody’s) or the financial strength ratings drop below either A—(S&P) or A3 (Moody’s).

The Company may borrow up to $850.0 million in cash and obtain letters of credit in multiple currencies on its revolving credit facility that expires in December 2015. As of December 31, 2012, the Company had no cash borrowings outstanding and $402.9 million in issued, but undrawn, letters of credit under this facility. As of December 31, 2012, the average interest rate on long-term debt outstanding was 5.99% compared to 5.94% at the end of 2011.

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

On March 4, 2011, RGA completed the remarketing of approximately 4.5 million trust preferred securities with an aggregate accreted value of approximately $158.2 million that were initially issued as a component of its Trust Preferred Income Equity Redeemable Securities (“PIERS Units”). When issued, each PIERS Unit initially consisted of a preferred security and a warrant to purchase at any time prior to December 15, 2050, 1.2508 shares of RGA common stock. Approximately 4.4 million of the warrants were exercised on March 4, 2011, at a price of $35.44 per warrant, resulting in the issuance of approximately 5.5 million shares. The warrant exercise price was paid to RGA. Remaining warrants were redeemed in cash at their redemption amount of $14.56 per warrant. As a result of the remarketing, the remarketed preferred securities had a fixed accreted value of $35.44 per security with a fixed annual distribution rate of 2.375% and were repaid on June 5, 2011, the revised maturity date. In the first quarter of 2011, RGA recorded a $4.4 million pre-tax loss, included in other operating expenses, related to the recognition of the unamortized issuance costs of the original preferred securities.

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

In June 2006, RGA’s subsidiary, Timberlake Financial, issued $850.0 million of Series A Floating Rate Insured Notes due June 2036 in a private placement. The notes were issued to fund the collateral requirements for statutory reserves required by the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX) on specified term life insurance policies reinsured by RGA Reinsurance and retroceded to Timberlake Re. Proceeds from the notes, along with a $112.8 million direct investment by the Company, were deposited into a series of accounts that collateralize the notes and are not available to satisfy the general obligations of the Company. As of December 31, 2012, the Company held assets in trust and in custody of $909.2 million, of which $33.2 million were held in a Debt Service Coverage account to cover interest payments on the notes. Interest on the notes accrues at an annual rate of 1-month LIBOR plus a base rate margin, payable monthly and totaled $6.9 million and $7.1 million in 2012 and 2011, respectively. The payment of interest and principal on the notes is insured through a financial guaranty insurance policy by a monoline insurance company whose parent company is operating under Chapter 11 bankruptcy. The notes represent senior, secured indebtedness of Timberlake Financial without legal recourse to RGA or its other subsidiaries.

Timberlake Financial relies primarily upon the receipt of interest and principal payments on a surplus note and dividend payments from its wholly-owned subsidiary, Timberlake Re, a South Carolina captive insurance company, to make payments of interest and principal on the notes. The ability of Timberlake Re to make interest and principal payments on the surplus note and dividend payments to Timberlake Financial is contingent upon the South Carolina Department of Insurance’s regulatory approval. As of December 31, 2012, Timberlake Re’s surplus totaled $33.0 million. Reserve decreases and statutory profits are expected to increase capital and surplus above $35.0 million by year-end 2014. Since Timberlake Re’s capital and surplus fell below the minimum requirement in its licensing order of $35.0 million, it has been required, since the second quarter of 2011, to request approval on a quarterly rather than annual basis and provide additional scenario testing results. Approval to pay interest on the surplus note was granted through March 28, 2013. In the event Timberlake Re did not receive approval to pay Timberlake Financial interest on the surplus notes, Timberlake Financial would still be obligated to pay the interest on its notes. Timberlake Financial has the ability to make such payments until its invested assets in the Debt Service Coverage account are exhausted, at which time, the financial guarantor would be responsible for payment.

During 2011, the Company repurchased $198.5 million face amount of the Timberlake Financial notes for $130.8 million, which was the market value at the date of the purchases. The notes were purchased by RGA Reinsurance. As a result, the Company recorded pre-tax gains of $65.6 million, after fees, in other revenues in 2011.

The Company’s consolidated balance sheets include the assets of Timberlake Financial, a wholly-owned subsidiary, recorded as fixed maturity investments and other invested assets, which consists of restricted cash and cash equivalents, with the liability for the notes recorded as collateral finance facility. The Company’s consolidated statements of income include the investment return of Timberlake Financial as investment income and the cost of the facility is reflected in collateral finance facility expense.

In 2010, Manor Re obtained $300.0 million of collateral financing through 2020 from an international bank which enabled Manor Re to deposit assets in trust to support statutory reserve credit for an affiliated reinsurance transaction. The bank has recourse to RGA should Manor Re fail to make payments or otherwise not perform its obligations under this financing. Interest on the collateral financing accrues at an annual rate of 3-month LIBOR plus a base rate margin, payable quarterly and totaled $5.3 million in both 2012 and 2011.

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

Assets in Trust

Some treaties give ceding companies the right to request that the Company place assets in trust for the benefit of the cedant to support statutory reserve credits in the event of a downgrade of the Company’s ratings to specified levels, generally non-investment grade levels, or if minimum levels of financial condition are not maintained. As of December 31, 2012, these treaties had approximately $1,522.1 million in statutory reserves. Assets placed in trust continue to be owned by the Company, but their use is restricted based on the terms of the trust agreement. Securities with an amortized cost of $2,140.7 million were held in trust for the benefit of certain RGA subsidiaries to satisfy collateral requirements for reinsurance business at December 31, 2012. Additionally, securities with an amortized cost of $7,549.0 million as of December 31, 2012 were held in trust to satisfy collateral requirements under certain third-party reinsurance treaties. Under certain conditions, the Company may be obligated to move reinsurance from one subsidiary of RGA to another subsidiary of RGA or make payments under a given treaty. These conditions include change in control or ratings of the subsidiary, insolvency, nonperformance under a treaty, or loss of reinsurance license of such subsidiary. If the Company was ever required to perform under these obligations, the risk to the Company on a consolidated basis under the reinsurance treaties would not change; however, additional capital may be required due to the change in jurisdiction of the subsidiary reinsuring the business, which could lead to a strain on liquidity.

Proceeds from the notes issued by Timberlake Financial and the Company’s direct investment in Timberlake Financial were deposited into a series of trust accounts as collateral and are not available to satisfy the general obligations of the Company. As of December 31, 2012 the Company held deposits in trust and in custody of $909.2 million for this purpose, which is not included above. See “Collateral Finance Facility” above for additional information on the Timberlake notes.

Letters of Credit

The Company has obtained bank letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions similar to those described in the “Debt” discussion above. At December 31, 2012, there were approximately $45.4 million of outstanding bank letters of credit in favor of third parties. Additionally, the Company utilizes letters of credit to secure statutory reserve credits when it retrocedes business to its subsidiaries, including Parkway Re, Timberlake Re, Rockwood Re, RGA Americas, RGA Barbados and RGA Atlantic. The Company cedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions, such as the U.S. and the UK. The capital required to support the business in the affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of December 31, 2012, $763.5 million in letters of credit from various banks were outstanding, but undrawn, backing reinsurance between the various subsidiaries of the Company. See Note 12—“Commitments and Contingent Liabilities” in the Notes to Consolidated Financial Statements for information regarding the Company’s letter of credit facilities.

In 2006, the Company entered into a reinsurance agreement that requires it to post collateral for a portion of the business being reinsured. As part of the collateral requirements, a third party financial institution has issued a letter of credit for the benefit of the ceding company (the “beneficiary”), which may draw on the letter of credit to be reimbursed for valid claim payments not made by RGA pursuant to the reinsurance treaty. RGA is not a direct obligor under the letter of credit. To the extent the letter of credit is drawn by the beneficiary, reimbursement to the third party financial institution will be through reduction in amounts owed to RGA by the third party financial institution under a secured structured loan. RGA’s liability under the reinsurance agreement will be reduced by any amount drawn by the ceding company under the letter of credit. As of December 31, 2012, the structured loan totaled $208.6 million and the amount of the letter of credit totaled $235.9 million. The structured loan is recorded in “other invested assets” on RGA’s consolidated balance sheets.

Reinsurance Operations

Reinsurance agreements, whether facultative or automatic, generally provide recapture provisions. Most U.S.-based reinsurance treaties include a recapture right for ceding companies, generally after 10 years. Outside of the U.S., treaties primarily include a mutually agreed upon recapture provision. Recapture rights permit the ceding company to reassume all or a portion of the risk formerly ceded to the reinsurer. In some situations, the Company has the right to place assets in trust for the benefit of the ceding party in lieu of recapture. Additionally, certain treaties may grant recapture rights to ceding companies in the event of a significant decrease in RGA Reinsurance’s NAIC risk based capital ratio or financial strength rating. The RBC ratio trigger varies by treaty, with the majority between 125% and 225% of the NAIC’s company action level. Financial strength rating triggers vary by treaty with the majority of the triggers reached if RGA Reinsurance’s financial strength rating falls five notches from its current rating of “AA-” to the “BBB” level on the S&P scale. Recapture of business previously ceded does not affect premiums ceded prior to the recapture of such business, but would reduce premiums in subsequent periods. Upon recapture, the Company would reflect a net gain or loss on the settlement of the assets and liabilities associated with the treaty. In some cases, the ceding company is required to pay the Company a recapture fee. The Company estimates approximately $341.7 billion of its gross assumed in force business, as of December 31, 2012, was subject to treaties where the ceding company could recapture in the event minimum levels of financial condition or ratings were not maintained.

Guarantees

RGA has issued guarantees to third parties on behalf of its subsidiaries for the payment of amounts due under certain reinsurance treaties, securities borrowing arrangements and office lease obligations, whereby if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. In limited circumstances, treaty guarantees are granted to ceding companies in order to provide additional security, particularly in cases where RGA’s subsidiary is relatively new, unrated, or not of significant size, relative to the ceding company. Liabilities supported by the treaty guarantees, before consideration for any legally offsetting amounts due from the guaranteed party, totaled $686.0 million and $697.5 million as of December 31, 2012 and 2011, respectively, and are reflected on the Company’s consolidated balance sheets in future policy benefits. As of December 31, 2012 and 2011, the Company’s exposure related to treaty guarantees, net of assets held in trust, was $463.5 million and $467.5 million, respectively. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to borrowed securities provide additional security to third parties should a subsidiary fail to make principal and/or interest payments when due. As of December 31, 2012, RGA’s obligation related to borrowed securities guarantees was $87.5 million. RGA has issued payment guarantees on behalf of two of its subsidiaries in the event the subsidiaries fail to make payment under their office lease obligations, the exposure of which was $10.1 million as of December 31, 2012.

In addition, the Company indemnifies its directors and officers pursuant to its charters and by-laws. Since this indemnity generally is not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under this indemnity in the future.

Off-Balance Sheet Arrangements

At December 31, 2012, the Company’s commitments to fund investments were $176.7 million in limited partnerships, $22.2 million in commercial mortgage loans and $68.5 million in private placement investments. At December 31, 2011, the Company’s commitments to fund investments were $156.6 million in limited partnerships, $33.6 million in commercial mortgage loans and $100.0 million in private placement investments. The Company anticipates that the majority of its current commitments will be invested over the next five years; however, these commitments could become due any time at the request of the counterparties. Investments in limited partnerships and private placements are carried at cost or reported using the equity method and included in other invested assets in the consolidated balance sheets. Bank loans are carried at fair value and included in fixed maturities available-for-sale.

The Company has not engaged in trading activities involving non-exchange-traded contracts reported at fair value, nor has it engaged in relationships or transactions with persons or entities that derive benefits from their non-independent relationship with the Company.

Cash Flows

The Company’s principal cash inflows from its reinsurance operations include premiums and deposit funds received from ceding companies. The primary liquidity concerns with respect to these cash flows are early recapture of the reinsurance contract by the ceding company and lapses of annuity products reinsured by the Company. The Company’s principal cash inflows from its invested assets result from investment income and the maturity and sales of invested assets. The primary liquidity concern with respect to these cash inflows relates to the risk of default by debtors and interest rate volatility. The Company manages these risks very closely. See “Investments” and “Interest Rate Risk” below.

Additional sources of liquidity to meet unexpected cash outflows in excess of operating cash inflows and current cash and equivalents on hand include selling short-term investments or fixed maturity securities and drawing funds under existing credit facilities, under which the Company had availability of $447.1 million as of December 31, 2012. The Company also has $546.8 million of funds available through collateralized borrowings from the Federal Home Loan Bank of Des Moines (“FHLB”).

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

The Company’s net cash flows provided by operating activities for the years ended December 31, 2012, 2011 and 2010 were $1,974.5 million, $1,309.5 million and $1,842.7 million, respectively. Cash flows from operating activities are affected by the timing of premiums received, claims paid, and working capital changes. The Company believes the short-term cash requirements of its business operations will be sufficiently met by the positive cash flows generated. Additionally, the Company believes it maintains a high quality fixed maturity portfolio that can be sold, if necessary, to meet the Company’s short—and long-term obligations.

Net cash used in investing activities for the years ended December 31, 2012, 2011 and 2010 were $1,968.0 million, $905.8 million and $1,720.5 million, respectively. Contributing to the net cash used in investing activities in 2012 is the investment of proceeds from the issuance of $400.0 million in subordinated debentures during the year. Cash flows from investing activities primarily reflect the sales, maturities and purchases of fixed maturity securities related to the management of the Company’s investment portfolios and the investment of excess cash generated by operating and financing activities. Cash flows from investing activities also include the investment activity related to mortgage loans, policy loans, funds withheld at interest, short-term investments and other invested assets.

Net cash provided by (used in) financing activities for the years ended December 31, 2012, 2011 and 2010 were $281.9 million, $102.0 million and $(193.4) million, respectively. Contributing to the net cash provided by financing activities in 2012 is the proceeds from the issuance of $400.0 million in subordinated debentures during the year. Cash flows from financing activities primarily reflects the Company’s capital management efforts, treasury stock activity, dividends to stockholders, changes in collateral for derivative positions and the activity related to universal life and other investment type policies and contracts.

Contractual Obligations

The following table displays the Company’s contractual obligations, including obligations arising from its reinsurance business (in millions):

	Payment Due by Period

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Future policy benefits(1)	$7,184.9	$(425.1)	$(723.7)	$(597.7)	$8,931.4
Interest-sensitive contract liabilities(2)	18,256.9	1,575.1	3,178.6	2,774.1	10,729.1
Long-term debt, including interest	4,138.2	109.1	327.2	492.8	3,209.1
Collateral financing, including interest(3)	1,034.2	10.3	42.4	131.5	850.0
Other policy claims and benefits	3,160.3	3,160.3	--	--	--
Operating leases	64.5	14.6	19.5	11.5	18.9
Limited partnerships	176.7	176.7	--	--	--
Investment purchase and loan commitments	90.7	90.7	--	--	--
Payables for collateral received under derivative transactions	136.4	136.4	--	--	--

Total	$34,242.8	$4,848.1	$2,844.0	$2,812.2	$23,738.5

(1)

Future policyholder benefits include liabilities related primarily to the Company’s reinsurance of life and health insurance products. Amounts presented in the table above represent the estimated obligations as they become due to ceding companies for benefits under such contracts, and also include future premiums, allowances and other amounts due to or from the ceding companies as the result of the Company’s assumptions of mortality, morbidity, policy lapse and surrender risk as appropriate to the respective product. Total payments may vary materially from prior years due to the assumption of new treaties or as a result of changes in projections of future experience. All estimated cash payments presented in the table above are undiscounted as to interest, net of estimated future premiums on policies currently in force and gross of any reinsurance recoverable. The sum of the undiscounted estimated cash flows shown for all years in the table is an obligation of $7,184.9 million compared to the discounted liability amount of $11,372.9 million included on the consolidated balance sheet, substantially all due to the effects of discounting the estimated cash flows in the balance sheet liability. The time value of money is not factored into the calculations in the table above. In addition, differences will arise due to changes in the projection of future benefit payments compared with those developed when the reserve was established. Expected premiums exceed expected policy benefit payments and allowances due to the nature of the reinsurance treaties, which generally have increasing premium rates that exceed the increasing benefit payments.

(2)

Interest-sensitive contract liabilities include amounts related to the Company’s reinsurance of asset-intensive products, primarily deferred annuities and corporate-owned life insurance. Amounts presented in the table above represent the estimated obligations as they become due both to and from ceding companies relating to activity of the underlying policyholders. Amounts presented in the table above represent the estimated obligations under such contracts undiscounted as to interest, including assumptions related to surrenders, withdrawals, premium persistency, partial withdrawals, surrender charges, annuitizations, mortality, future interest credited rates and policy loan utilization. The sum of the obligations shown for all years in the table of $18,256.9 million exceeds the liability amount of $13,353.5 million included on the consolidated balance sheet principally due to the lack of discounting and accounting for separate account contracts.

(3)

Includes the Manor Re collateral financing arrangement that does not appear on the consolidated balance sheets due to a master netting agreement where the Company holds a term deposit note of equal value from the counterparty.

Excluded from the table above are net deferred income tax liabilities, unrecognized tax benefits, and accrued interest related to unrecognized tax benefits of $2,095.8 million, $245.6 million, and $49.6 million, respectively, for which the Company cannot reliably determine the timing of payment. Current income tax payable is also excluded from the table.

The net funded status of the Company’s qualified and nonqualified pension and other postretirement liabilities included within other liabilities has been excluded from the amounts presented in the table above. As of December 31, 2012, the Company had a net unfunded balance of $97.2 million related to qualified and nonqualified pension and other postretirement liabilities. See Note 10 – “Employee Benefit Plans” in the Notes to Consolidated Financial Statements for information related to the Company’s obligations and funding requirements for pension and other post-employment benefits.

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

The Company’s liquidity position (cash and cash equivalents and short-term investments) was $1,548.0 million and $1,051.4 million at December 31, 2012 and 2011, respectively. Cash and cash equivalents includes cash collateral received from derivative counterparties of $136.4 million and $241.5 million as of December 31, 2012 and 2011, respectively. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in other liabilities in the Company’s consolidated balance sheets. Liquidity needs are determined from valuation analyses conducted by operational units and are driven by product portfolios. Periodic evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.

The Company participates in a securities borrowing program whereby securities, which are not reflected on the Company’s consolidated balance sheets, are borrowed from a third party. The Company is required to maintain a minimum of 100% of the market value of the borrowed securities as collateral. The Company had borrowed securities with an amortized cost of $87.5 million and $150.0 million as of December 31, 2012 and 2011, respectively, which was equal to the market value in both periods. The borrowed securities are used to provide collateral under an affiliated reinsurance transaction.

The Company also participates in a repurchase/reverse repurchase program in which securities, reflected as investments on the Company’s consolidated balance sheets, are pledged to a third party. In return, the Company receives securities from the third party with an estimated fair value equal to a minimum of 100% of the securities pledged. The securities received are not reflected on the Company’s consolidated balance sheets. As of December 31, 2012 the Company had pledged securities with an amortized cost of $290.2 million and an estimated fair value of $305.9 million, in return the Company received securities with an estimated fair value of $342.0 million. There were no securities pledged or received under this program as of December 31, 2011. In addition to its security agreements with third parties, certain RGA’s subsidiaries have entered into intercompany securities lending agreements to more efficiently source securities for lending to third parties and to provide for more efficient regulatory capital management.

RGA Reinsurance is a member of the FHLB and holds $32.3 million of common stock in the FHLB, which is included in other invested assets on the Company’s consolidated balance sheets. RGA Reinsurance occasionally enters into traditional funding agreements with the FHLB but had no outstanding traditional funding agreements with the FHLB at December 31, 2012 or 2011. The Company’s average outstanding balance of traditional funding agreements was $6.1 million during 2012. The Company’s average outstanding balance of traditional funding agreements was $23.2 million during 2011. Interest on traditional funding agreements with the FHLB is reflected in interest expense on the Company’s consolidated statements of income.

In addition, RGA Reinsurance has also entered into funding agreements with the FHLB under guaranteed investment contracts whereby RGA Reinsurance has issued the funding agreements in exchange for cash and for which the FHLB has been granted a blanket lien on RGA Reinsurance’s commercial and residential mortgage-backed securities and commercial mortgage loans used to collateralize RGA Reinsurance’s obligations under the funding agreements. RGA Reinsurance maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreements represented by this blanket lien provide that upon any event of default by RGA Reinsurance, the FHLB’s recovery is limited to the amount of RGA Reinsurance’s liability under the outstanding funding agreements. The amount of the Company’s liability for the funding agreements with the FHLB under guaranteed investment contracts was $500.0 million and $197.7 million at December 31, 2012 and 2011, respectively, which is included in interest sensitive contract liabilities. The advances on these agreements are collateralized primarily by commercial and residential mortgage-backed securities and commercial mortgage loans. The amount of collateral exceeds the liability and is dependent on the type of assets collateralizing the guaranteed investment contracts.

Investments

Management of Investments

The Company’s investment and derivative strategies involve matching the characteristics of its reinsurance products and other obligations and to seek to closely approximate the interest rate sensitivity of the assets with estimated interest rate sensitivity of the reinsurance liabilities. The Company achieves its income objectives through strategic and tactical asset allocations, security and derivative strategies within an asset/liability management and disciplined risk management framework. Derivative strategies are employed within the Company’s risk management framework to help manage duration, currency, and other risks in assets and/or liabilities and to replicate the credit characteristics of certain assets. For a discussion of the Company’s risk management process see “Market Risk” in the “Enterprise Risk Management” section below.

The Company’s portfolio management groups work with the Enterprise Risk Management function to develop the investment policies for the assets of the Company’s domestic and international investment portfolios. All investments held by the Company, directly or in a funds withheld at interest reinsurance arrangement, are monitored for conformance with the Company’s stated investment policy limits as well as any limits prescribed by the applicable jurisdiction’s insurance laws and regulations. See Note 4 – “Investments” in the Notes to Consolidated Financial Statements for additional information regarding the Company’s investments.

Portfolio Composition

The Company had total cash and invested assets of $34.2 billion and $25.9 billion at December 31, 2012 and 2011, respectively, as illustrated below (dollars in thousands):

	2012	2011
Fixed maturity securities, available-for-sale	$22,291,614	$16,200,950
Mortgage loans on real estate	2,300,587	991,731
Policy loans	1,278,175	1,260,400
Funds withheld at interest	5,594,182	5,410,424
Short-term investments	288,082	88,566
Other invested assets	1,159,543	1,012,541
Cash and cash equivalents	1,259,892	962,870

Total cash and invested assets	$34,172,075	$25,927,482

Investment Yield

The following table presents consolidated average invested assets at amortized cost, net investment income and investment yield, excluding funds withheld at interest and spread related business. Funds withheld at interest assets and other spread related business are primarily associated with the reinsurance of annuity contracts on which the Company earns an interest rate spread between assets and liabilities. Fluctuations in the yield on funds withheld assets and other spread related business are substantially offset by a corresponding adjustment to the interest credited on the liabilities (dollars in thousands).

				Increase /(Decrease)
	2012	2011	2010	2012	2011

Average invested assets at amortized cost	$16,555,144	$15,288,576	$13,716,003	8.3%	11.5%
Net investment income	823,987	806,655	749,408	2.1%	7.6%

Investment yield (ratio of net investment income to average invested assets)	4.98%	5.28%	5.46%	(0.30)%	(0.18)%

The current low U.S. interest rate environment is negatively affecting the Company’s earnings through reinvestment of maturing assets and investment of new liability cash flows. Investment yield decreased in 2012 and 2011 due primarily to slightly lower yields on several asset classes including fixed maturity securities, mortgage loans and policy loans. The lower yields are due primarily to a lower interest rate environment which decreases the yield on new investment purchases, although this is offset by the increase in average invested assets, resulting in a slight increase in investment income.

Fixed Maturity and Equity Securities Available-for-Sale

See “Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for tables that provide the amortized cost, unrealized gains and losses, estimated fair value of fixed maturity and equity securities, and the other-than-temporary impairments in AOCI by sector as of December 31, 2012 and 2011.

The Company’s fixed maturity securities are invested primarily in corporate bonds, mortgage—and asset-backed securities, and U.S. and Canadian government securities. As of December 31, 2012 and 2011, approximately 94.2% and 95.5%, respectively, of the Company’s consolidated investment portfolio of fixed maturity securities were investment grade.

Important factors in the selection of investments include diversification, quality, yield, call protection and total rate of return potential. The relative importance of these factors is determined by market conditions and the underlying reinsurance liability and existing portfolio characteristics. The largest asset class in which fixed maturity securities were invested was in corporate securities, which represented approximately 55.5% of total fixed maturity securities at December 31, 2012, compared to 46.0% at December 31, 2011. The Company’s investment in corporate securities was diversified between financial institutions, industrials and utilities sectors; however, during 2012, RGA shifted its corporate portfolio toward the industrial sector away from the financial sector for added diversification and better risk return characteristics as financial credit spreads tightened throughout the year. See “Corporate Fixed Maturity Securities” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for tables showing the major industry types which comprise the corporate fixed maturity holdings at December 31, 2012 and 2011.

As of December 31, 2012, the Company’s investments in Canadian and Canadian provincial government securities represented 18.2% of the fair value of total fixed maturity securities compared to 23.9% of the fair value of total fixed maturity securities at December 31, 2011. These assets are primarily high quality, long duration provincial strips whose valuation is closely linked to the interest rate curve. The Company’s holdings in Canadian securities were the largest contributor to the net unrealized gain reported in the accumulated other comprehensive income reflected in the Company’s consolidated balance sheets. These assets are longer in duration and held primarily for asset/liability management to meet Canadian regulatory requirements. See “Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for tables showing the various sectors as of December 31, 2012 and 2011.

The creditworthiness of Greece, Ireland, Italy, Portugal and Spain, commonly referred to as “Europe’s peripheral region” is under ongoing stress and uncertainty due to high debt levels and economic weakness. The Company did not have material exposure to sovereign fixed maturity securities, which includes global government agencies, from Europe’s peripheral region as of December 31, 2012 and 2011. In addition, the Company did not purchase or sell credit protection, through credit default swaps, referenced to sovereign entities of Europe’s peripheral region. The tables below show the Company’s exposure to sovereign fixed maturity securities originated in countries other than Europe’s peripheral region, included in “Other foreign government, supranational and foreign government-sponsored enterprises,” in Note 4 – “Investments,” as of December 31, 2012 and 2011 (dollars in thousands):

December 31, 2012:		Estimated Fair Value
	Amortized Cost		% of Total
Australia	$472,188	$483,629	30.9%
Japan	291,955	297,025	19.0
United Kingdom	130,792	139,826	8.9
Cayman Islands	69,172	77,912	5.0
South Africa	63,721	66,372	4.2
South Korea	52,613	55,563	3.5
Germany	51,413	54,602	3.5
New Zealand	53,593	54,092	3.5
France	45,342	48,761	3.1
Other	258,578	287,421	18.4

Total	$1,489,367	$1,565,203	100.0%

December 31, 2011:		Estimated Fair Value
	Amortized Cost		% of Total
Australia	$437,713	$446,694	39.1%
Japan	214,994	219,276	19.2
United Kingdom	118,618	130,106	11.4
Germany	72,926	75,741	6.6
New Zealand	51,547	51,544	4.5
South Africa	37,624	38,528	3.4
South Korea	30,592	32,025	2.8
Other	139,927	148,792	13.0

Total	$1,103,941	$1,142,706	100.0%

As of December 31, 2012, the Company’s investment in sovereign fixed maturity securities represented 7.0% of the fair value of total fixed maturity securities compared to 7.1% of the fair value of total fixed maturity securities at December 31, 2011. The Company’s largest exposures to sovereign fixed maturity securities remain Australia, Japan, and the UK, although the concentration of securities within these countries has decreased as the overall sovereign portfolio has become more diversified.

The tables below show the Company’s exposure to non-sovereign fixed maturity and equity securities, based on the security’s country of issuance, from Europe’s peripheral region as of December 31, 2012 and 2011 (dollars in thousands):

December 31, 2012:		Estimated Fair Value
	Amortized Cost		% of Total
Financial institutions:
Ireland	$4,093	$4,520	3.8%
Spain	38,422	39,920	33.7

Total financial institutions	42,515	44,440	37.5

Other:
Ireland	38,852	41,019	34.6
Italy	6,434	6,653	5.6
Spain	24,725	26,547	22.3

Total other	70,011	74,219	62.5

Total	$112,526	$118,659	100.0%

December 31, 2011:		Estimated Fair Value
	Amortized Cost		% of Total
Financial institutions:
Ireland	$4,084	$4,397	5.9%
Spain	25,565	20,378	27.6

Total financial institutions	29,649	24,775	33.5

Other:
Ireland	12,474	13,149	17.8
Italy	2,898	2,808	3.8
Spain	34,459	33,137	44.9

Total other	49,831	49,094	66.5

Total	$79,480	$73,869	100.0%

Strong improvement in European financial markets, as the governments of the European Union have demonstrated willingness to negotiate a solution to the region’s debt problems during 2012, has resulted in unrealized gains in both financial institutions and all other fixed maturity and equity securities held by the Company that were issued within the region.

The Company references rating agency designations in some of its investments disclosures. These designations are based on the ratings from nationally recognized statistical rating organizations, primarily those assigned by S&P. In instances where a S&P rating is not available the Company references the rating provided by Moody’s and in the absence of both the Company will generally assign equivalent ratings based on information from the National Association of Insurance Commissioners (“NAIC”) or other rating agency. The NAIC assigns securities quality ratings and uniform valuations called “NAIC Designations” which are used by insurers when preparing their statutory filings. The NAIC assigns designations to publicly traded as well as privately placed securities. The designations assigned by the NAIC range from class 1 to class 6, with designations in classes 1 and 2 generally considered investment grade (BBB or higher rating agency designation). NAIC designations in classes 3 through 6 are generally considered below investment grade (BB or lower rating agency designation).

The quality of the Company’s available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity security portfolio, at December 31, 2012 and 2011 was as follows (dollars in thousands):

		December 31, 2012			December 31, 2011

NAIC Designation	Rating Agency Designation	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
1	AAA/AA/A	$12,059,154	$14,300,571	64.2%	$10,087,612	$11,943,633	73.7%
2	BBB	6,186,536	6,692,929	30.0	3,283,937	3,522,411	21.8
3	BB	694,349	712,712	3.2	446,610	436,001	2.7
4	B	444,996	444,035	2.0	244,645	210,222	1.3
5	CCC and lower	118,738	95,906	0.4	95,128	71,410	0.4
6	In or near default	55,659	45,461	0.2	24,948	17,273	0.1

	Total	$19,559,432	$22,291,614	100.0%	$14,182,880	$16,200,950	100.0%

The Company’s fixed maturity portfolio includes structured securities. The following table shows the types of structured securities the Company held at December 31, 2012 and 2011 (dollars in thousands):

	December 31, 2012		December 31, 2011
		Estimated Fair Value		Estimated Fair Value
	Amortized Cost		Amortized Cost
Residential mortgage-backed securities:
Agency	$497,918	$555,535	$561,156	$619,010
Non-agency	471,349	486,529	606,109	608,224

Total residential mortgage-backed securities	969,267	1,042,064	1,167,265	1,227,234
Commercial mortgage-backed securities	1,608,376	1,698,903	1,233,958	1,242,219
Asset-backed securities	700,455	691,555	443,974	401,991

Total	$3,278,098	$3,432,522	$2,845,197	$2,871,444

The residential mortgage-backed securities include agency-issued pass-through securities and collateralized mortgage obligations. A majority of the agency-issued pass-through securities are guaranteed or otherwise supported by the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, or the Government National Mortgage Association. As of December 31, 2012 and 2011, the weighted average credit rating of the residential mortgage-backed securities was “A+” and “AA,” respectively. The principal risks inherent in holding mortgage-backed securities are prepayment and extension risks, which will affect the timing of when cash will be received and are dependent on the level of mortgage interest rates. Prepayment risk is the unexpected increase in principal payments from the expected, primarily as a result of owner refinancing. Extension risk relates to the unexpected slowdown in principal payments from the expected. In addition, non-agency mortgage-backed securities face credit risk should the borrower be unable to pay the contractual interest or principal on their obligation. The Company monitors its mortgage-backed securities to mitigate exposure to the cash flow uncertainties associated with these risks.

As of December 31, 2012 and 2011, the Company had exposure to commercial mortgage-backed securities with amortized costs totaling $1,969.4 million and $1,595.1 million, and estimated fair values of $2,090.0 million and $1,615.9 million. Those amounts include exposure to commercial mortgage-backed securities held directly in the Company’s investment portfolios of fixed maturity securities, as well as securities held by ceding companies that support the Company’s funds withheld at interest investment. The securities are highly rated with weighted average credit ratings of approximately “A+” at December 31, 2012 and 2011. During 2011, commercial mortgage-backed securities were sold in the portfolios held by ceding companies supporting the funds withheld at interest investments in an effort to reduce exposure to subordinated commercial mortgage-backed securities. Approximately 30.3% and 40.2% of commercial mortgage-backed securities, based on estimated fair value, were classified in the “AAA” category at December 31, 2012 and 2011, respectively. The decrease in the ratings was primarily attributable to the repositioning of assets to achieve target yields in underlying portfolios. The Company recorded $14.2 million, $12.4 million and $8.0 million of other-than-temporary impairments in its direct investments in commercial mortgage-backed securities for the years ended December 31, 2012, 2011 and 2010, respectively. The following tables summarize the Company’s commercial mortgage-backed securities by rating and underwriting year at December 31, 2012 and 2011 (dollars in thousands):

December 31, 2012:	AAA		AA		A
Underwriting Year	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
2005 & Prior	$69,810	$75,706	$129,430	$141,189	$99,840	$103,112
2006	243,222	270,756	59,773	66,862	85,198	93,688
2007	182,456	201,131	32,810	37,542	69,266	77,657
2008	7,674	7,672	53,510	67,624	14,387	17,098
2009	1,655	1,820	17,399	19,483	3,463	5,599
2010	27,984	29,956	47,085	53,027	13,273	14,405
2011	15,748	16,411	16,069	18,184	40,546	42,726
2012	28,324	29,080	36,340	36,925	58,376	59,595

Total	$576,873	$632,532	$392,416	$440,836	$384,349	$413,880

	BBB		Below Investment Grade		Total
Underwriting Year	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
2005 & Prior	$110,887	$113,801	$42,838	$37,720	$452,805	$471,528
2006	83,565	84,689	67,131	65,645	538,889	581,640
2007	93,414	108,902	115,028	91,505	492,974	516,737
2008	--	--	22,416	17,386	97,987	109,780
2009	3,880	5,547	--	--	26,397	32,449
2010	--	--	--	--	88,342	97,388
2011	33,242	33,757	--	--	105,605	111,078
2012	43,346	43,811	--	--	166,386	169,411

Total	$368,334	$390,507	$247,413	$212,256	$1,969,385	$2,090,011

December 31, 2011:	AAA		AA		A
Underwriting Year	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
2005 & Prior	$92,275	$98,213	$130,890	$143,609	$32,504	$31,187
2006	260,765	277,959	52,883	59,727	52,805	55,074
2007	201,228	214,510	23,565	18,700	116,898	122,945
2008	8,975	9,053	48,818	59,536	17,012	19,237
2009	1,664	1,709	12,367	13,684	7,060	9,515
2010	27,946	28,872	49,323	53,480	19,434	20,727
2011	20,047	20,002	11,146	12,079	7,563	7,594

Total	$612,900	$650,318	$328,992	$360,815	$253,276	$266,279

	BBB		Below Investment Grade		Total
Underwriting Year	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
2005 & Prior	$24,750	$24,295	$52,475	$40,753	$332,894	$338,057
2006	27,995	26,563	53,205	43,559	447,653	462,882
2007	102,604	108,047	113,946	77,718	558,241	541,920
2008	--	--	24,916	17,554	99,721	105,380
2009	--	--	--	--	21,091	24,908
2010	--	--	--	--	96,703	103,079
2011	--	--	--	--	38,756	39,675

Total	$155,349	$158,905	$244,542	$179,584	$1,595,059	$1,615,901

Asset-backed securities include credit card and automobile receivables, subprime mortgage-backed securities, home equity loans, manufactured housing bonds and collateralized debt obligations. The Company’s asset-backed securities are diversified by issuer and contain both floating and fixed rate securities and had weighted average credit ratings of “AA-” at December 31, 2012 and 2011. The Company owns floating rate securities that represent approximately 15.0% and 15.2% of the total fixed maturity securities at December 31, 2012 and 2011, respectively. These investments have a higher degree of income variability than the other fixed income holdings in the portfolio due to the floating rate nature of the interest payments. The Company holds these investments to match specific floating rate liabilities primarily reflected in the consolidated balance sheets as collateral finance facility. In addition to the risks associated with floating rate securities, principal risks in holding asset-backed securities are structural, credit and capital market risks. Structural risks include the securities’ cash flow priority in the capital structure and the inherent prepayment sensitivity of the underlying collateral. Credit risks include the adequacy and ability to realize proceeds from the collateral. Credit risks are mitigated by credit enhancements which include excess spread, over-collateralization and subordination. Capital market risks include general level of interest rates and the liquidity for these securities in the marketplace.

Since the financial crisis of 2008, the Company has continued to monitor its exposure in other structured security investments that includes subprime mortgage securities as well as Alt-A securities, a classification of mortgage loans where the risk profile of the borrower falls between prime and subprime. At December 31, 2012 and 2011, the Company directly held investments in asset-backed securities with subprime mortgage exposure and also within the portfolios supporting the Company’s funds withheld at interest with amortized costs totaling $122.6 million and $136.7 million, and estimated fair values of $103.0 million and $102.7 million, respectively. While ratings and vintage year are important factors to consider, the tranche seniority and evaluation of forecasted future losses within a tranche is critical to the valuation of these types of securities. At December 31, 2012 and 2011, the Company’s Alt-A securities had an amortized cost of $169.0 million and $140.5 million, and estimated fair values of $174.4 million and $136.5 million, respectively. The Alt-A securities are held directly as well as within the portfolios supporting the Company’s funds withheld at interest. The Company recorded $0.2 million, $2.2 million and $4.0 million, in other-than-temporary impairments in its direct subprime portfolio for the years ended December 31, 2012, 2011 and 2010, respectively. The Company also recorded other-than-temporary impairments of $0.3 million, $0.1 million and $1.9 million, in its Alt-A securities portfolio for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company does not invest in the common equity securities of Fannie Mae and Freddie Mac, both government sponsored entities. However, as of December 31, 2012 and 2011, the Company held senior unsecured and preferred agency securities at amortized cost of $64.7 million and $51.0 million, respectively. Additionally, as of December 31, 2012 and 2011, the portfolios held by ceding companies that support the Company’s funds withheld assets contain approximately $307.2 million and $454.6 million, respectively, in amortized cost of unsecured agency bond holdings, and no equity exposure. As of December 31, 2012 and 2011, indirect exposure in the form of secured, structured mortgaged securities issued by Fannie Mae and Freddie Mac totaled approximately $700.9 million and $723.7 million, respectively, in amortized cost across the Company’s general and funds withheld portfolios.

The Company monitors its fixed maturity and equity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, the length of time and the extent to which the market value has been below amortized cost, compliance with covenants, general market and industry sector conditions, current intent and ability to hold securities, and various other subjective factors. Based on management’s judgment, securities determined to have an other-than-temporary impairment in value are written down to fair value. See “Investments – Other-than-Temporary Impairment” in Note 2 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements for additional information. The Company recorded $43.2 million, $41.3 million and $35.9 million in other-than-temporary investment impairments in 2012, 2011 and 2010, respectively. The impairments in 2012 and 2011 were largely related to other-than-temporary impairments in Subprime/Alt-A/Other structured securities, primarily due to a decline in the value of commercial mortgage-backed securities. In addition, increases in other impairments in 2012 and 2011 are due to mortgage loan provision and impairments on limited partnerships. The impairment losses on equity securities of $3.0 million in 2012 and $4.1 million in 2011 are primarily due to the decline in fair value of securities issued by European financial institutions. The impaired equity securities are hybrid securities that contain both debt and equity-like features. The table below summarizes other-than-temporary impairments for 2012, 2011 and 2010 (dollars in thousands):

	2012	2011	2010
Subprime / Alt-A / Other structured securities	$15,342	$18,012	$16,700
Corporate / Other fixed maturity securities	8,184	8,937	13,175
Equity securities	3,025	4,116	32
Other impairments (primarily mortgage loans and limited partnerships)	16,602	10,238	5,976

Total	$43,153	$41,303	$35,883

At December 31, 2012 and 2011, the Company had $133.6 million and $292.5 million, respectively, of gross unrealized losses related to its fixed maturity and equity securities. The distribution of the gross unrealized losses related to these securities is shown below:

	December 31, 2012	December 31, 2011
Sector:
Corporate securities	30.4%	46.5%
Canadian and Canada provincial governments	0.1	--
Residential mortgage-backed securities	2.8	5.6
Asset-backed securities	21.6	18.4
Commercial mortgage-backed securities	38.8	27.2
State and political subdivisions	4.3	1.1
Other foreign government, supranational and foreign government-sponsored enterprises	2.0	1.2

Total	100.0%	100.0%

Industry:
Finance	18.0%	36.0%
Asset-backed	21.6	18.4
Industrial	9.0	8.2
Mortgage-backed	41.6	32.8
Government	6.4	2.4
Utility	3.4	2.2

Total	100.0%	100.0%

See “Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for a table that presents the total gross unrealized losses for fixed maturity securities and equity securities at December 31, 2012 and 2011, respectively, where the estimated fair value had declined and remained below amortized cost by less than 20% or more than 20%.

The Company’s determination of whether a decline in value is other-than-temporary includes analysis of the underlying credit and the extent and duration of a decline in value. The Company’s credit analysis of an investment includes determining whether the issuer is current on its contractual payments, evaluating whether it is probable that the Company will be able to collect all amounts due according to the contractual terms of the security and analyzing the overall ability of the Company to recover the amortized cost of the investment. The Company continues to consider valuation declines as a potential indicator of credit deterioration. The Company believes that due to fluctuating market conditions and an extended period of economic uncertainty, the extent and duration of a decline in value have become less indicative of when there has been credit deterioration with respect to a fixed maturity security since it may not have an impact on the ability of the issuer to service all scheduled payments and the Company’s evaluation of the recoverability of all contractual cash flows or the ability to recover an amount at least equal to amortized cost. In the Company’s impairment review process, the duration and severity of an unrealized loss position for equity securities are given greater weight and consideration given the lack of contractual cash flows and the deferability features of these securities. As of December 31, 2012 and 2011, there were immaterial gross unrealized losses on equity securities greater than 20 percent of the amortized cost for more than 12 months.

See “Purchased Credit Impaired Fixed Maturity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for tables that present information related to the Company’s purchases of credit impaired securities in 2012.

See “Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for tables that present the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for fixed maturity and equity securities that have estimated fair values below amortized cost, by class and grade security, as well as the length of time the related market value has remained below amortized cost as of December 31, 2012 and 2011.

As of December 31, 2012 and 2011, respectively, the Company classified approximately 10.0% and 8.5% of its fixed maturity securities in the Level 3 category (refer to Note 6 – “Fair Value of Assets and Liabilities” in the Notes to Consolidated Financial Statements for additional information). These securities primarily consist of private placement corporate securities, bank loans, below investment grade commercial and residential mortgage-backed securities and subprime asset-backed securities with inactive trading markets.

See “Securities Borrowing and Other” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for information related to the Company’s securities borrowing program and its repurchase/reverse repurchase program.

Mortgage Loans on Real Estate

Mortgage loans represented approximately 6.7% and 3.8% of the Company’s cash and invested assets as of December 31, 2012 and 2011, respectively. As of December 31, 2012, all mortgages were U.S. based with approximately 84.4% invested in mortgages on commercial offices, industrial properties and retail locations. The Company’s largest mortgage loan is approximately $100.0 million but most mortgage loans range in size up to $20.0 million, with the average mortgage loan investment as of December 31, 2012 totaling approximately $6.8 million. The mortgage loan portfolio was diversified by geographic region and property type as discussed further in Note 4 - “Investments” in the Notes to Consolidated Financial Statements.

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

See “Mortgage Loans” in Note 4 - “Investments” in the Notes to Consolidated Financial Statements for information regarding for information regarding valuation allowances and impairments.

Policy Loans

Policy loans comprised approximately 3.7% and 4.9% of the Company’s cash and invested assets as of December 31, 2012 and 2011, respectively, substantially all of which are associated with one client. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. Because policy loans represent premature distributions of policy liabilities, they have the effect of reducing future disintermediation risk. In addition, the Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.

Funds Withheld at Interest

The majority of the Company’s funds withheld at interest balances are associated with its reinsurance of annuity contracts. The funds withheld receivable balance totaled $5.6 billion and $5.4 billion at December 31, 2012 and 2011, respectively, of which $3.9 billion and $3.8 billion at December 31, 2012 and 2011, respectively, were subject to the general accounting principles for Derivatives and Hedging related to embedded derivatives for both periods. Under these principles, the Company’s funds withheld receivable under certain reinsurance arrangements incorporate credit risk exposures that are unrelated or only partially related to the creditworthiness of the obligor and include an embedded derivative feature that is not clearly and closely related to the host contract. Therefore, the embedded derivative feature must be measured at fair value on the consolidated balance sheets and changes in fair value reported in income. See “Embedded Derivatives” in Note 2 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements for further discussion.

Funds withheld at interest comprised approximately 16.4% and 20.9% of the Company’s cash and invested assets as of December 31, 2012 and 2011, respectively. Of the $5.6 billion funds withheld at interest balance as of December 31, 2012, $3.9 billion of the balance is associated with one client. For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company, and are reflected as funds withheld at interest on the Company’s consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances with amounts owed by the ceding company. Interest accrues to these assets at rates defined by the treaty terms and the Company estimated the yields were approximately 6.97%, 6.87% and 7.20% for the years ended December 31, 2012, 2011 and 2010, respectively. Changes in these estimated yields are affected by changes in the fair value of equity options held in the funds withheld portfolio associated with EIAs. Additionally, under certain treaties the Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had an average rating of “A” at December 31, 2012 and 2011. Certain ceding companies maintain segregated portfolios for the benefit of the Company.

Based on data provided by ceding companies at December 31, 2012 and 2011, funds withheld at interest were approximately (dollars in thousands):

	December 31, 2012
Underlying Security Type:	Book Value	Estimated Fair Value	% of Total Estimated Fair Value
Segregated portfolios:
Investment grade corporate securities	$1,898,188	$2,106,040	45.1%
Below investment grade corporate securities	133,385	133,817	2.9
Structured securities	844,818	880,962	18.9
U.S. government and agency debentures	375,612	505,617	10.8
Derivatives(1)	43,125	43,125	0.9
Other	851,475	1,002,007	21.4

Total segregated portfolios	4,146,603	4,671,568	100.0%

Non-segregated portfolios	1,690,756	1,690,756
Embedded derivatives(2)	(243,177)	--

Total funds withheld at interest	$5,594,182	$6,362,324

	December 31, 2011
Underlying Security Type:	Book Value	Estimated Fair Value	% of Total Estimated Fair Value
Segregated portfolios:
Investment grade corporate securities	$1,859,727	$1,953,769	43.6%
Below investment grade corporate securities	142,678	129,225	2.9
Structured securities	823,207	820,400	18.3
U.S. government and agency debentures	559,377	675,701	15.1
Derivatives(1)	46,519	46,519	1.1
Other	776,210	852,208	19.0

Total segregated portfolios	4,207,718	4,477,822	100.0%

Non-segregated portfolios	1,564,162	1,564,162
Embedded derivatives(2)	(361,456)	--

Total funds withheld at interest	$5,410,424	$6,041,984

(1)	Derivatives primarily consist of S&P 500 options which are used to hedge liabilities and interest credited for EIAs reinsured by the Company.

(2)

Represents the fair value of embedded derivatives related to reinsurance written on a modco or funds withheld basis and subject to the general accounting principles for Derivatives and Hedging related to embedded derivatives for the segregated portfolios. When the segregated portfolios are presented on a fair value basis in the “Estimated Fair Value” column, the calculation of a separate embedded derivative is not applicable.

Based on data provided by the ceding companies at December 31, 2012, the maturity distribution of the segregated portfolio portion of funds withheld at interest was approximately (dollars in thousands):

	December 31, 2012
Maturity	Book Value	Estimated Fair Value	% of Total Estimated Fair Value
Within one year	$88,878	$88,888	1.8%
More than one, less than five years	463,876	500,409	10.0
More than five, less than ten years	1,016,044	1,127,962	22.5
Ten years or more	2,917,649	3,294,153	65.7

Subtotal	4,486,447	5,011,412	100.0%

Less reverse repurchase agreements	(339,844)	(339,844)

Total all years	$4,146,603	$4,671,568

Other Invested Assets

Other invested assets include equity securities, limited partnership interests, joint ventures, structured loans and derivative contracts. Other invested assets represented approximately 3.4% and 3.9% of the Company’s cash and invested assets as of December 31, 2012 and 2011, respectively. See “Other Invested Assets” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for a table that presents the carrying value of the Company’s other invested assets by type as of December 31, 2012 and 2011.

The Company recorded $10.3 million, $4.1 million and $0.1 million in other-than-temporary impairments on other invested assets in 2012, 2011 and 2010, respectively.

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

See Note 5 – “Derivative Instruments” in the Notes to Consolidated Financial Statements for a table that presents the notional amounts and fair value of investment related derivative instruments held at December 31, 2012 and 2011.

The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value at the reporting date plus or minus any collateral posted or held by the Company. The Company had credit exposure related to its derivative contracts, excluding futures, of $7.1 million and $12.0 million at December 31, 2012 and 2011, respectively.

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

Enterprise Risk Management

RGA maintains an Enterprise Risk Management (“ERM”) program to consistently identify, assess, mitigate, monitor and communicate all material risks facing the organization in order to effectively manage all risks, increasing protection of RGA’s clients, shareholders, employees, and other stakeholders. RGA’s ERM framework provides a platform to assess the risk / return profiles of risks throughout the organization, thereby enabling enhanced decision making. This includes development and implementation of mitigation strategies to reduce exposures to these risks to acceptable levels. Risk management is an integral part of the Company’s culture and is interwoven in day to day activities. It includes guidelines, risk appetites, risk targets, risk limits, and other controls in areas such as mortality, morbidity, longevity, pricing, underwriting, currency, administration, investments, asset liability management, counterparty exposure, geographic exposure, financing, asset leverage, regulatory change, business continuity planning, human resources, liquidity, collateral, sovereign risks and information technology development.

The Chief Risk Officer (“CRO”), aided by the Risk Management Steering Committee (“RMSC”), Business Unit Chief Risk Officers, Risk Management Officers and a dedicated ERM function, is responsible for ensuring, on an ongoing basis, that objectives of the ERM framework are met; this includes ensuring proper risk controls are in place, risks are effectively identified, assessed and managed, and key risks to which the Company is exposed are disclosed to appropriate stakeholders. For each Business Unit and key risk, a Risk Management Officer is assigned. A Risk Officer is also assigned to take overall responsibility of a specific risk across all markets to monitor and assess this risk consistently. In addition to this network of Risk Management Officers, the Company also has risk focused committees such as the Business Continuity and Information Governance Steering Committee, Consolidated Investment Committee, Derivatives Risk Oversight Committee, Asset and Liability Management Committee, Hedging Oversight Committee, Collateral and Liquidity Committee, and the Currency Risk Management Committee. These committees are comprised of various risk experts and have overlapping membership, enabling consistent and holistic management of risks. These committees report directly or indirectly to the RMSC. The RMSC, which includes senior management executives, including the Chief Executive Officer, the Chief Financial Officer, the Chief Operating Officer (“COO”) and the CRO, is the primary risk management oversight for the Company.

The RMSC approves both targets and limits for each material risk and reviews these limits annually. Exposure to these risks is calculated and presented to the RMSC at least quarterly. Any exception to established risk limits or waiver needs to be approved by the RMSC.

The CRO, reports regularly to the Finance, Investment and Risk Management (“FIRM”) Committee, a sub-committee of the Board of Directors responsible, among other duties, for overseeing the management of RGA’s ERM programs and policies. An extensive ERM report is presented to the FIRM quarterly. The report contains information on all risks as well as qualitative and quantitative assessments. A list of all breaches, exceptions and waivers is also included in the report. The Board of Directors has other committees, such as the Audit Committee, whose responsibilities include aspects of risk management. The CRO reports to the COO and has direct access to the RGA Board of Directors, through the FIRM Committee.

The Company has devoted significant resources to develop its ERM program, and expects continuing to do so in the future. Nonetheless, the Company’s policies and procedures to identify, manage and monitor risks may not be fully effective. Many of the Company’s methods for managing risk are based on historical information, which may not be a good predictor of future risk exposures, such as the risk of a pandemic causing a large number of deaths. Management of operational, legal and regulatory risk rely on policies and procedures which may not be fully effective under all scenarios.

The Company categorizes its main risks as follows:

•	Insurance Risk
•	Liquidity Risk
•	Market Risk
•	Credit Risk
•	Operational Risk

Specific risk assessments and descriptions can be found below and in Item 1A – “Risk Factors”.

Insurance Risk

The risk of loss due to experience deviating adversely from expectations for mortality, morbidity, and policyholder behavior or lost future profits due to treaty recapture by clients. This category is further divided into mortality, morbidity, longevity, policyholder behavior, and client recapture. The Company uses multiple approaches to managing insurance risk: active insurance risk assessment and pricing appropriately for the risks assumed, transferring undesired risks, and managing the retained exposure prudently. These strategies are explained below.

Insurance Risk Assessment and Pricing

The Company has developed extensive expertise in assessing insurance risks which ultimately forms an integral part of ensuring that it is compensated commensurately for the risks it assumes and that it does not overpay for the risks it transfers to third parties. This expertise includes a vast array of market and product knowledge supported by a large information database of historical experience which is closely monitored. Analysis and experience studies derived from this database help form the basis for the Company’s pricing assumptions which are used in developing rates for new risks. If actual mortality or morbidity experience is materially adverse, some reinsurance treaties allow for increases to future premium rates.

Misestimation of any key risk can threaten the long term viability of the enterprise Further, the pricing process is a key operational risk and significant effort is applied to ensuring the appropriateness of pricing assumptions. Some of the safeguards the Company uses to ensure proper pricing are: experience studies, strict underwriting, sensitivity and scenario testing, pricing guidelines and controls, authority limits and internal and external pricing reviews. In addition, the Global ERM function provides additional pricing oversight which includes periodic pricing audits.

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

Catastrophe Coverage

The Company accesses the markets each year for annual catastrophic coverages and reviews current coverage and pricing of current and alternate designs. Purchases vary from year to year based on the Company’s perceived value of such coverages. The current policy covers events involving 10 or more insured deaths from a single occurrence and covers $100 million of claims in excess of the Company’s $50 million deductible.

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

The Company maintains cash, cash equivalents, credit facilities, and short-term liquid investments to support its current and future anticipated liquidity requirements. The Company may also borrow via the reverse repo market, and holds a large pool of unrestricted, FHLB-eligible collateral that may be pledged to support any FHLB advances needed to provide additional liquidity.

The amount of liquidity available both within 24 hours and within 72 hours is reviewed and reported at least weekly.

Market Risk

Market risk is the risk that net asset and liability values or revenue will be affected adversely by changes in market conditions such as market prices, exchange rates, and nominal interest rates. The Company is primarily exposed to interest rate, equity and currency risks.

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

The following table presents the account values, the weighted average interest-crediting rates and minimum guaranteed rate ranges for the contracts containing guaranteed rates by major class of interest-sensitive product as of December 31, 2012 and 2011 (dollars in thousands):

	Account value		Current weighted-average interest crediting rate		Minimum guaranteed rate ranges
Interest sensitive contract liability	2012	2011	2012	2011	2012	2011
Traditional individual fixed annuities	$5,955,867	$1,132,648	2.94%	2.47%	0.50 – 4.50%	0.50 – 4.50%
Equity-indexed annuities	4,827,592	4,878,432	3.17%	4.07%	1.00 – 3.00%	1.00 – 3.00%
Individual variable annuity contracts	5,714	5,722	2.93%	4.02%	0.33 – 4.35%	1.50 – 5.42%
Guaranteed investment contracts	500,056	197,721	1.53%	3.79%	0.00 – 4.50%	0.00 – 4.50%
Universal life – type policies	1,877,674	1,891,268	4.36%	4.69%	3.00 – 6.00%	3.00 – 6.00%

The following table presents the account values by each minimum guaranteed rate, rounded to the nearest percentage, by class of interest-sensitive product as of December 31, 2012 and 2011 (dollars in thousands):

	Account Value as of December 31, 2012
Interest sensitive contract liability	1%	2%	3%	4%	5%	6%	Total
Traditional individual fixed annuities	$266,300	$1,054,383	$3,962,683	$658,343	$14,158	$--	$5,955,867
Equity-indexed annuities	667,716	3,011,539	1,148,337	--	--	--	4,827,592
Individual variable annuity contracts	5	--	3,122	2,587	--	--	5,714
Guaranteed investment contracts	347,654	39,383	--	87,709	25,310	--	500,056
Universal life – type policies	--	--	45,153	1,745,870	61,160	25,491	1,877,674

	Account Value as of December 31, 2011
Interest sensitive contract liability	1%	2%	3%	4%	5%	6%	Total
Traditional individual fixed annuities	$218,247	$3,159	$373,401	$522,102	$15,739	$--	$1,132,648
Equity-indexed annuities	383,014	3,223,573	1,271,845	--	--	--	4,878,432
Individual variable annuity contracts	--	--	3,074	--	2,648	--	5,722
Guaranteed investment contracts	30,100	28,560	--	113,751	25,310	--	197,721
Universal life – type policies	--	--	43,578	1,752,454	62,219	33,017	1,891,268

The spread profits on the Company’s fixed annuity and interest-sensitive whole life, universal life (“UL”) and fixed portion of variable universal life (“VUL”) insurance policies are at risk if interest rates decline and remain relatively low for a period of time, which has generally been the case in recent years. Should interest rates remain at current levels that are significantly lower than those existing prior to the declines of recent years, the average earned rate of return on the Company’s annuity and UL investment portfolios will continue to decline. Declining portfolio yields may cause the spreads between investment portfolio yields and the interest rate credited to contract holders to deteriorate as the Company’s ability to manage spreads can become limited by minimum guaranteed rates on annuity and UL policies. In 2012 and 2011, minimum guaranteed rates on non-variable annuity and UL policies generally ranged from 0.5% to 6.0%, with an average guaranteed rate of approximately 2.7%.

Interest rate spreads are managed for near term income through a combination of crediting rate actions and portfolio management. Certain annuity products contain crediting rates that reset annually, of which $2,658.2 million and $804.3 million of account balances are not subject to surrender charges, with 96.7% and 95.0% of these already at their minimum guaranteed rates as of December 31, 2012 and 2011, respectively. As such, certain management monitoring processes are designed to minimize the effect of sudden and/or sustained changes in interest rates on fair value, cash flows, and net interest income.

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

Interest rate sensitivity analysis is used to measure the Company’s interest rate price risk by computing estimated changes in fair value of fixed rate assets and liabilities in the event of a hypothetical 10% change (increase or decrease) in market interest rates. The Company does not have fixed rate instruments classified as trading securities. The Company’s projected loss in fair value of financial instruments in the event of a 10% unfavorable change in market interest rates at its fiscal years ended December 31, 2012 and 2011 was $283.7 million and $288.5 million, respectively.

The calculation of fair value is based on the net present value of estimated discounted cash flows expected over the life of the market risk sensitive instruments, using market prepayment assumptions and market rates of interest provided by independent broker quotations and other public sources, with adjustments made to reflect the shift in the treasury yield curve as appropriate.

Interest rate sensitivity analysis is also used to measure the Company’s interest rate cash flow risk by computing estimated changes in the cash flows expected in the near term attributable to floating rate assets and liabilities in the event of a range of assumed changes in market interest rates. This analysis assesses the risk of loss in cash flows in the near term in market risk sensitive floating rate instruments in the event of a hypothetical 10% change (increase or decrease) in market interest rates. The Company does not have variable rate instruments classified as trading securities. The Company’s projected decrease in cash flows in the near term associated with floating rate instruments in the event of a 10% unfavorable change in market interest rates at its fiscal years ended December 31, 2012 and 2011 was $5.2 and $4.0 million, respectively.

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

The maximum amount of assets held in a specific currency (with the exception of the U.S. Dollar) is measured relative to risk targets and is monitored regularly.

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

Variable Annuities

The Company reinsures variable annuities including those with guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”) and guaranteed minimum withdrawal benefits (“GMWB”). Strong equity markets, increases in interest rates and decreases in volatility will generally decrease the fair value of the liabilities underlying the benefits. Conversely, a decrease in the equity markets along with a decrease in interest rates and an increase in volatility will generally result in an increase in the fair value of the liabilities underlying the benefits, which has the effect of increasing reserves and lowering earnings. The Company maintains a customized dynamic hedging program that is designed to substantially mitigate the risks associated with income volatility around the change in reserves on guaranteed benefits, ignoring the Company’s own credit risk assessment. However, the hedge positions may not fully offset the changes in the carrying value of the guarantees due to, among other things, time lags, high levels of volatility in the equity and derivative markets, extreme swings in interest rates, unexpected contract holder behavior, and divergence between the performance of the underlying funds and hedging indices. These factors, individually or collectively, may have a material adverse effect on the Company’s net income, financial condition or liquidity. The table below provides a summary of variable annuity account values and the fair value of the guaranteed benefits as of December 31, 2012 and 2011.

	December 31,
(dollars in millions)	2012	2011
No guarantee minimum benefits	$948	$986
GMDB only	79	85
GMIB only	6	6
GMAB only	54	55
GMWB only	1,662	1,538
GMDB / WB	455	498
Other	31	31

Total variable annuity account values	$3,235	$3,199

Fair value of liabilities associated with living benefit riders	$172	$277

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

The Company enters into various collateral arrangements, which require both the posting and accepting of collateral in connection with its derivative instruments. Collateral agreements contain attachment thresholds that vary depending on the posting party’s financial strength ratings. Additionally, a decrease in the Company’s financial strength rating to a specified level results in potential settlement of the derivative positions under the Company’s agreements with its counterparties. The Collateral and Liquidity Committee sets rules, approves and oversees all deals requiring collateral. See “Credit Risk” in Note 5 – “Derivative Instruments” in the Notes to Consolidated Financial Statements for additional information on credit risk related to derivatives.

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

Generally, RGA’s insurance subsidiaries retrocede amounts in excess of their retention to RGA Reinsurance, Parkway Re, RGA Barbados, RGA Americas, Rockwood Re, Manor Re, RGA Worldwide or RGA Atlantic. External retrocessions are arranged through the Company’s retrocession pools for amounts in excess of its retention. As of December 31, 2012, all retrocession pool members in this excess retention pool rated by the A.M. Best Company were rated “A-” or better except for one pool member that was rated “B++.” A rating of “A-” is the fourth highest rating out of fifteen possible ratings. For a majority of the retrocessionaires that were not rated, letters of credit or trust assets have been given as additional security. In addition, the Company performs annual financial and in force reviews of its retrocessionaires to evaluate financial stability and performance.

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

All counterparty exposures are calculated on a quarterly basis, reviewed by management and monitored by the ERM function.

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

Structural Controls

Structural controls provide additional safeguards against undesired risk exposures. Examples of structural controls include: pricing and underwriting reviews, standard treaty language, etc.

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

New Accounting Standards

See “New Accounting Pronouncements” in Note 2 — “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements.

Item 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by Item 7A is contained in Item 7 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk”

In addition to the information provided in Note 2 — “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements, the Company estimates that the adoption of the amended general accounting principles for Financial Services – Insurance as it relates to accounting for costs associated with acquiring or renewing insurance contracts is expected to result in a decrease in management’s projection of income before income taxes between 6 and 10 percent in 2013, ignoring investment related gains and losses, which are difficult to predict.

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011

	(Dollars in thousands, except share data)

Assets
Fixed maturity securities:
Available-for-sale at fair value (amortized cost of $19,559,432 and $14,182,880 at December 31, 2012 and 2011, respectively)	$22,291,614	$16,200,950
Mortgage loans on real estate (net of allowances of $11,580 and $11,793 at December 31, 2012 and 2011, respectively)	2,300,587	991,731
Policy loans	1,278,175	1,260,400
Funds withheld at interest	5,594,182	5,410,424
Short-term investments	288,082	88,566
Other invested assets	1,159,543	1,012,541

Total investments	32,912,183	24,964,612
Cash and cash equivalents	1,259,892	962,870
Accrued investment income	201,344	144,334
Premiums receivable and other reinsurance balances	1,356,087	1,059,572
Reinsurance ceded receivables	620,901	626,194
Deferred policy acquisition costs	3,619,274	3,543,925
Other assets	390,757	332,466

Total assets	$40,360,438	$31,633,973

Liabilities and Stockholders’ Equity
Future policy benefits	$11,372,856	$9,903,886
Interest-sensitive contract liabilities	13,353,502	8,394,468
Other policy claims and benefits	3,160,250	2,841,373
Other reinsurance balances	233,630	118,219
Deferred income taxes	2,120,501	1,679,834
Other liabilities	742,249	810,775
Long-term debt	1,815,253	1,414,688
Collateral finance facility	652,010	652,032

Total liabilities	33,450,251	25,815,275

Commitments and contingent liabilities (See Note 12)

Stockholders’ Equity:
Preferred stock (par value $.01 per share; 10,000,000 shares authorized; no shares issued or outstanding)	--	--
Common stock (par value $.01 per share; 140,000,000 shares authorized; shares issued: 79,137,758 at December 31, 2012 and 2011)	791	791
Additional paid-in-capital	1,755,421	1,727,774
Retained earnings	3,357,255	2,818,429
Treasury stock, at cost; 5,210,427 and 5,770,024 shares at December 31, 2012 and 2011, respectively	(312,182)	(346,449)
Accumulated other comprehensive income	2,108,902	1,618,153

Total stockholders’ equity	6,910,187	5,818,698

Total liabilities and stockholders’ equity	$40,360,438	$31,633,973

See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
	2012	2011	2010
Revenues	(Dollars in thousands, except per share data)
Net premiums	$7,906,596	$7,335,687	$6,659,680
Investment income, net of related expenses	1,436,206	1,281,197	1,238,660
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(15,908)	(30,873)	(31,920)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	(7,618)	3,924	2,045
Other investment related gains (losses), net	277,662	(9,107)	241,905

Total investment related gains (losses), net	254,136	(36,056)	212,030
Other revenues	243,973	248,710	151,360

Total revenues	9,840,911	8,829,538	8,261,730

Benefits and expenses
Claims and other policy benefits	6,665,999	6,225,183	5,547,155
Interest credited	379,915	316,394	309,982
Policy acquisition costs and other insurance expenses	1,306,470	990,021	1,137,589
Other operating expenses	451,759	419,340	361,971
Interest expense	105,348	102,638	90,996
Collateral finance facility expense	12,197	12,391	7,856

Total benefits and expenses	8,921,688	8,065,967	7,455,549

Income before income taxes	919,223	763,571	806,181
Provision for income taxes	287,330	217,526	270,439

Net income	$631,893	$546,045	$535,742

Earnings per share
Basic earnings per share	$8.57	$7.42	$7.32
Diluted earnings per share	8.52	7.37	7.17

Dividends declared per share	$0.84	$0.60	$0.48

See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	2012	2011	2010
Comprehensive income
Net Income	$631,893	$546,045	$535,742
Other comprehensive income, net of tax:
Change in foreign currency translation adjustments	37,680	(25,500)	51,320
Change in net unrealized gain on investments	451,905	769,105	542,911
Change in other-than-temporary impairment losses on fixed maturity securities	6,434	(1,236)	4,081
Changes in pension and other postretirement plan adjustments	(5,270)	(16,400)	1,566

Total other comprehensive income, net of tax	490,749	725,969	599,878

Total comprehensive income	$1,122,642	$1,272,014	$1,135,620

See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock	Warrants	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total

Balance, January 1, 2010	$734	$66,912	$1,463,101	$1,834,279	$(17,578)	$292,306	$3,639,754

Net income				535,742			535,742
Total other comprehensive income						599,878	599,878
Dividends to stockholders				(35,170)			(35,170)
Purchase of treasury stock					(718)		(718)
Reissuance of treasury stock			15,297	(7,378)	18,001		25,920

Balance, December 31, 2010	734	66,912	1,478,398	2,327,473	(295)	892,184	4,765,406

Net income				546,045			546,045
Total other comprehensive income						725,969	725,969
Dividends to stockholders				(44,229)			(44,229)
Common stock issuance	2						2
Warrant redemption	55	(66,912)	221,442				154,585
Purchase of treasury stock					(380,345)		(380,345)
Reissuance of treasury stock			27,934	(10,860)	34,191		51,265

Balance, December 31, 2011	791	--	1,727,774	2,818,429	(346,449)	1,618,153	5,818,698

Net income				631,893			631,893
Total other comprehensive income						490,749	490,749
Dividends to stockholders				(61,945)			(61,945)
Purchase of treasury stock					(6,924)		(6,924)
Reissuance of treasury stock			27,647	(31,122)	41,191		37,716

Balance, December 31, 2012	$791	$--	$1,755,421	$3,357,255	$(312,182)	$2,108,902	$6,910,187

See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2012	2011	2010
	(Dollars in thousands)

Cash flows from operating activities
Net income	$631,893	$546,045	$535,742
Adjustments to reconcile net income to net cash provided by operating activities:
Change in operating assets and liabilities:
Accrued investment income	(12,088)	(17,426)	(18,363)
Premiums receivable and other reinsurance balances	(285,193)	(83,650)	(111,451)
Deferred policy acquisition costs	(65,050)	(241,903)	61,828
Reinsurance ceded receivables	5,293	143,505	(53,219)
Future policy benefits, other policy claims and benefits, and other reinsurance balances	1,792,207	970,685	1,580,458
Deferred income taxes	198,112	168,994	425,174
Other assets and other liabilities, net	(37,831)	(104,423)	(253,679)
Amortization of net investment premiums, discounts and other	(83,787)	(172,688)	(144,334)
Investment related (gains) losses, net	(254,136)	36,056	(212,030)
Gain on repurchase of collateral finance facility securities	--	(65,565)	--
Excess tax expense (benefit) from share-based payment arrangement	(416)	(4,933)	2,255
Other, net	85,523	134,835	30,359

Net cash provided by operating activities	1,974,527	1,309,532	1,842,740

Cash flows from investing activities
Sales of fixed maturity securities available-for-sale	5,465,014	3,165,479	3,319,453
Maturities of fixed maturity securities available-for-sale	145,423	218,696	150,687
Purchases of fixed maturity securities available-for-sale	(6,818,378)	(4,011,985)	(4,854,416)
Cash invested in mortgage loans	(491,466)	(209,194)	(132,801)
Cash invested in policy loans	(58,240)	(61,073)	(95,163)
Cash invested in funds withheld at interest	(107,289)	(37,721)	(103,578)
Principal payments on mortgage loans on real estate	173,962	92,806	29,422
Principal payments on policy loans	40,466	29,091	3,309
Change in short-term investments and other invested assets	(317,488)	(91,880)	(37,395)

Net cash used in investing activities	(1,967,996)	(905,781)	(1,720,482)

Cash flows from financing activities
Dividends to stockholders	(61,945)	(44,229)	(35,170)
Repurchase of collateral finance facility securities	--	(130,798)	--
Proceeds from long-term debt issuance	400,000	397,788	--
Debt issuance costs	(6,255)	(3,400)	--
Principal payments and repurchase of long-term debt	--	(200,000)	--
Proceeds from redemption and remarketing of trust preferred securities	--	154,588	--
Maturity of trust preferred securities	--	(159,473)	--
Purchases of treasury stock	(6,924)	(380,345)	(718)
Excess tax benefits from share-based payment arrangement	416	4,933	(2,255)
Exercise of stock options, net	(3,087)	6,449	2,277
Change in cash collateral for derivative positions	(132,933)	231,180	26,324
Deposits on universal life and other investment type policies and contracts	457,711	367,771	124,482
Withdrawals on universal life and other investment type policies and contracts	(365,044)	(142,469)	(308,369)

Net cash provided by (used in) financing activities	281,939	101,995	(193,429)
Effect of exchange rate changes on cash	8,552	(6,537)	22,805

Change in cash and cash equivalents	297,022	499,209	(48,366)
Cash and cash equivalents, beginning of period	962,870	463,661	512,027

Cash and cash equivalents, end of period	$1,259,892	$962,870	$463,661

Supplementary information:
Cash paid for interest	$100,984	$100,733	$95,939
Cash paid for income taxes, net of refunds	$97,000	$129,009	$10,452
Non-cash supplementary information - see Note 4 - “Investments”

See accompanying notes to consolidated financial statements.

Reinsurance Group of America, Incorporated

Notes to consolidated financial statements

For the years ended December 31, 2012, 2011 and 2010

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

Note 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The most significant estimates include those used in determining deferred policy acquisition costs, premiums receivable, future policy benefits, incurred but not reported claims, income taxes, valuation of investments and investment impairments, and valuation of embedded derivatives. Actual results could differ materially from the estimates and assumptions used by management.

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

There were no subsequent events, other than as disclosed in Note 20 – “Subsequent Events”, that would require disclosure or adjustments to the accompanying consolidated financial statements through the date the financial statements were issued.

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

The Company’s internal credit quality rating model is used to estimate the probability of mortgage loan default and the likelihood of loss upon default. The rating scale ranges from “high investment grade” to “in or near default” with high investment grade being the highest quality and least likely to default and lose principal. Likewise, a rating of in or near default indicates the lowest quality and the most likely to default or lose principal. All loans are assigned a rating at origination and ratings are updated at least annually. Lower rated loans appear on the Company’s watch list and are re-evaluated more frequently. The debt service coverage ratio and the loan to value ratio are the most heavily weighted factors in determining the loan rating. Other factors involved in determining the final rating are loan amortization, tenant rollover, location and market stability, and borrowers’ financial condition and experience.

Policy Loans

Policy loans are reported at the unpaid principal balance. Interest income on such loans is recorded as earned using the contractually agreed upon interest rate. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due the ceding company upon the death of the insured or surrender of the underlying policy.

Funds Withheld at Interest

Funds withheld at interest represent amounts contractually withheld by ceding companies in accordance with reinsurance agreements. For agreements written on a modified coinsurance basis and agreements written on a coinsurance funds withheld basis, assets equal to the net statutory reserves are withheld and legally owned by the ceding company. Interest, recorded in investment income in the consolidated statements of income, accrues to these assets at rates defined by the treaty terms.

Short-term Investments

Short-term investments represent investments with remaining maturities greater than three months but less than twelve months, at the date of purchase, and are stated at estimated fair value or amortized cost, which approximates estimated fair value. Interest on short-term investments is recorded in investment income in the consolidated statements of income.

Other Invested Assets

In addition to derivative contracts discussed below, other invested assets include equity securities, collateral, limited partnership interests, real estate joint ventures, real estate-held-for-investment and structured loans. Equity securities and collateral are primarily carried at fair value. Limited partnership interests and structured loans are primarily carried at cost. Real estate joint ventures and certain limited partnerships are reported using the equity method of accounting.

Real estate held-for-investment, including related improvements, is stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful life of the property. The Company’s real estate held-for-investment is primarily acquired upon foreclosure of mortgage loans and is recorded at the lower of estimated fair value or the carrying value of the respective mortgage loan, less cost to sell, at the date of foreclosure.

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

Impairment losses on equity securities are reported in investment related gains (losses), net on the consolidated statements of income. Impairment losses on fixed maturity securities recognized in the financial statements are dependent on the facts and circumstances related to the specific security. If the Company intends to sell a security or it is more likely than not that it would be required to sell a security before the recovery of its amortized cost, less any recorded credit loss, it recognizes an other-than-temporary impairment in investment related gains (losses), net on the consolidated statements of income for the difference between amortized cost and fair value. If neither of these two conditions exist then the recognition of the other-than-temporary impairment is bifurcated and the Company recognizes the credit loss portion in investment related gains (losses), net and the non-credit loss portion in AOCI.

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

The Company considers its cost method investments for other-than-temporary impairment when the carrying value of these investments exceeds the net asset value. The Company takes into consideration the severity and duration of this excess when deciding if the cost method investment is other-than-temporarily impaired. For equity method investments, the Company considers financial and other information provided by the investee, other known information and inherent risks in the underlying investments, as well as future capital commitments, in determining whether an impairment has occurred.

The Company periodically reviews its real estate held-for-investment for impairment and tests these investments for recoverability whenever events or changes in circumstances indicate the carrying amount of the property may not be recoverable and the carrying value of the property exceeds its estimated fair value. Properties for which carrying values are greater than their undiscounted cash flows are written down to the estimated fair value.

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

Accounting and Financial Statement Presentation of Derivatives

Derivatives are carried on the Company’s consolidated balance sheets in other invested assets or other liabilities, at fair value. Certain derivatives are subject to master netting provisions and reported as a net asset or liability. On the date a derivative contract is executed, the Company designates the derivative as (1) a fair value hedge, (2) a cash flow hedge, (3) a net investment hedge in a foreign operation or (4) free-standing derivatives held for other risk management purposes, which primarily involve managing asset or liability risks associated with the Company’s reinsurance treaties which do not qualify for hedge accounting.

Changes in the fair value of free-standing derivative instruments, which do not receive accounting hedge treatment, are reflected in investment related gains (losses), net.

Hedge Documentation and Hedge Effectiveness

To qualify for hedge accounting, at the inception of the hedging relationship, the Company formally documents its risk management objective and strategy for undertaking the hedging transaction, as well as its designation of the hedge as either (i) a fair value hedge; (ii) a cash flow hedge; or (iii) a hedge of a net investment in a foreign operation. In this documentation, the Company sets forth how the hedging instrument is expected to hedge the designated risks related to the hedged item and sets forth the method that will be used to retrospectively and prospectively assess the hedging instrument’s effectiveness and the method which will be used to measure ineffectiveness. A derivative designated as a hedging instrument must be assessed as being highly effective in offsetting the designated risk of the hedged item. Hedge effectiveness is formally assessed at inception and periodically throughout the life of the designated hedging relationship.

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

Such embedded derivatives are carried on the consolidated balance sheets at fair value in the same line item as the host contract. Changes in the fair value of embedded derivatives associated with equity-indexed annuities are reflected in interest credited on the consolidated statements of income and changes in the fair value of embedded derivatives associated with variable annuity guaranteed minimum benefits are reflected in investment related gains (losses), net on the consolidated statements of income. See “Interest-Sensitive Contract Liabilities” below for additional information on embedded derivatives related to equity-indexed and variable annuities. The Company has implemented an economic hedging strategy to mitigate the volatility associated with its reinsurance of variable annuity guaranteed minimum benefits. The hedging strategy is designed such that changes in the fair value of the hedge contracts, primarily futures, swap contracts and options, move in the opposite direction of changes in the fair value of the embedded derivatives. While the Company actively manages its hedging program, the hedges that are in place may not be totally effective in offsetting the embedded derivative changes due to the many variables that must be managed. The Company has elected not to assess this hedging strategy for hedge accounting treatment.

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

See Note 6 - “Fair Value of Assets and Liabilities” for further details on the Company’s assets and liabilities recorded at fair value.

Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit and highly liquid debt instruments purchased with an original maturity of three months or less.

Premiums Receivable

Premiums are accrued when due and in accordance with information received from the ceding company. When the Company enters into a new reinsurance agreement, it records accruals based on the terms of the reinsurance treaty. Similarly, when a ceding company fails to report information on a timely basis, the Company records accruals based on the terms of the reinsurance treaty as well as historical experience. Other management estimates include adjustments for lapsed premiums given historical experience, the financial health of specific ceding companies, collateral value and the legal right of offset on related amounts (i.e. allowances and claims) owed to the ceding company. Under the legal right of offset provisions in its reinsurance treaties, the Company can withhold payments for allowances and claims from unpaid premiums. Based on its review of these factors and historical experience, the Company did not believe a provision for doubtful accounts was necessary as of December 31, 2012 or 2011.

Deferred Policy Acquisition Costs

Costs of acquiring new business, which vary with and are primarily related to the production of new business, have been deferred to the extent that such costs are deemed recoverable from future premiums or gross profits. Such costs include commissions and allowances as well as certain costs of policy issuance and underwriting. Non-commission costs related to the acquisition of new and renewal insurance contracts may be deferred only if they meet the following criteria:

•	Incremental direct costs of a successful contract acquisition.

•	Portions of employees’ salaries and benefits directly related to time spent performing specified acquisition activities for a contract that has been acquired or renewed.

•	Other costs directly related to the specified acquisition or renewal activities that would not have been incurred had that acquisition contract transaction not occurred.

•	Advertising costs that meet the capitalization criteria in other GAAP guidance (i.e., certain direct-response marketing).

The Company tests the recoverability for each year of business at issue before establishing additional Deferred Acquisition Costs (“DAC”). The Company also performs annual tests to establish that DAC remain recoverable at all times, and if financial performance significantly deteriorates to the point where a deficiency exists, a cumulative charge to current operations will be recorded. No such adjustments related to DAC recoverability were made in 2012, 2011 or 2010.

DAC related to traditional life insurance contracts are amortized with interest over the premium-paying period of the related policies in proportion to the ratio of individual period premium revenues to total anticipated premium revenues over the life of the policy. Such anticipated premium revenues are estimated using the same assumptions used for computing liabilities for future policy benefits.

DAC related to interest-sensitive life and investment-type policies are amortized over the lives of the policies, in proportion to the actual and present value of the estimated gross profits expected to be realized from mortality, investment income less interest credited, and expense margins.

Other Reinsurance Balances

The Company assumes and retrocedes financial reinsurance contracts that do not expose it to a reasonable possibility of loss from insurance risk. These contracts are reported as deposits and are included in other reinsurance assets/liabilities. The amount of revenue reported in other revenues on these contracts represents fees and the cost of insurance under the terms of the reinsurance agreement. Assets and liabilities are reported on a net or gross basis, depending on the specific details within each treaty. Reinsurance agreements reported on a net basis, where a legal right of offset exists, are generally included in other reinsurance balances on the consolidated balance sheets. Balances resulting from the assumption and/or subsequent transfer of benefits and obligations resulting from cash flows related to variable annuities have also been classified as other reinsurance balance assets and/or liabilities. Other reinsurance assets are included in premiums receivable and other reinsurance balances while other reinsurance liabilities are included in other reinsurance balances on the consolidated balance sheets.

Goodwill and Value of Business Acquired

Goodwill, reported in other assets, is not amortized into results of operations, but instead is reviewed at least annually for impairment and written down only in the periods in which the recorded value of goodwill exceeds its fair value. Goodwill as of December 31, 2012 and 2011 totaled $7.0 million. The value of business acquired (“VOBA”) is amortized in proportion to the ratio of annual premium revenues to total anticipated premium revenues or in relation to the present value of estimated profits. Anticipated premium revenues have been estimated using assumptions consistent with those used in estimating reserves for future policy benefits. The carrying value is reviewed at least annually for indicators of impairment in value. The VOBA was approximately $0.6 million and $0.8 million, including accumulated amortization of $24.8 million and $24.6 million, as of December 31, 2012 and 2011, respectively. The VOBA amortization expense for the years ended December 31, 2012, 2011 and 2010 was $0.2 million, $0.2 million, and $12.3 million, respectively. The higher VOBA amortization in 2010 is related to acquisition of Reliastar Life Insurance Company’s U.S. and Canadian group life, accident and health reinsurance business, which was entirely amortized in 2010. These amortized balances are included in other assets on the consolidated balance sheets. Future amortization of the VOBA is not material.

Value of Distribution Agreements and Customer Relationships Acquired

Value of distribution agreements (“VODA”) is reported in other assets and represents the present value of future profits associated with the expected future business derived from the distribution agreements. Value of customer relationships acquired (“VOCRA”) is also reported in other assets and represents the present value of the expected future profits associated with the expected future business acquired through existing customers of the acquired company or business. The Company’s VODA and VOCRA are related to the acquisition of Reliastar Life Insurance Company’s U.S. and Canadian group life, accident and health reinsurance business in 2010. The VODA is amortized over a useful life of 15 years and the VOCRA is also amortized over a 15 year period in proportion to expected revenues generated. Such amortization is included in policy acquisition costs and other insurance expenses. Each year the Company reviews VODA and VOCRA to determine the recoverability of these balances. VODA and VOCRA totaled approximately $95.9 million and $106.3 million, including accumulated amortization of $24.8 million and $14.3 million, as of December 31, 2012 and 2011, respectively. The VODA and VOCRA amortization expense for the years ended December 31, 2012 and 2011 was $10.5 million and $10.9 million, respectively. Amortization of the VODA and VOCRA is estimated to be $10.1 million, $9.5 million, $9.4 million, $9.0 million and $8.7 million during 2013, 2014, 2015, 2016 and 2017, respectively.

Other Assets

In addition to the goodwill, VOBA, VODA and VOCRA, other assets primarily includes unamortized debt issuance costs, corporate-owned life insurance, capitalized software, and other capitalized assets. Capitalized software is stated at cost, less accumulated amortization. Purchased software costs, as well as internal and external costs incurred to develop internal-use computer software during the application development stage, are capitalized. As of December 31, 2012 and 2011, the Company had unamortized computer software costs of approximately $43.2 million and $33.0 million, respectively. The increase in unamortized software costs in 2012 was primarily related to the development or acquisition of software for internal use in connection with the Company’s information technology initiatives. During 2012, 2011 and 2010, the Company amortized computer software costs of $6.5 million, $4.3 million, and $4.0 million, respectively. Amortization of software costs is recorded on a straight-line basis over periods ranging from three to ten years. Carrying values are reviewed periodically for indicators of impairment in value.

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

Liabilities for future benefits on longevity business are established in an amount adequate to meet the estimated future obligations on policies in force. Liabilities for future benefits related to the longevity business have been computed based upon expected mortality, investment yields, and other assumptions. These assumptions include a margin for adverse deviation and vary with the characteristics of the plan of insurance, year of issue, age of insured, and other appropriate factors. The mortality assumptions are based on the Company’s experience as well as industry experience and standards. A deferred profit liability is established when the gross premium exceeds the net premium.

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

The Company establishes future policy benefits for guaranteed minimum death benefits (“GMDB”) relating to the reinsurance of certain variable annuity contracts by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess proportionally over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to claims and other policy benefits, if actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used in estimating the GMDB liabilities are consistent with those used for amortizing DAC, and are thus subject to the same variability and risk. The Company’s GMDB liabilities at December 31, 2012 and 2011 were not material.

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

The fair values of the GMIB, GMWB and GMAB embedded derivative liabilities are reflected in interest-sensitive contract liabilities on the consolidated balance sheets and are calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges over the lives of the contracts. These projected cash flows incorporate expectations concerning policyholder behavior, such as lapses, withdrawals and benefit selections, and capital market assumptions such as interest rates and equity market volatilities. In measuring the fair value of GMIBs, GMWBs and GMABs, the Company attributes a portion of the fees collected from the policyholder equal to the present value of expected future guaranteed minimum income, withdrawal and accumulation benefits (at inception). The changes in fair value are reported in investment related gains (losses), net. Any additional fees represent “excess” fees and are reported in other revenues on the consolidated statements of income. These variable annuity guaranteed living benefits may be more costly than expected in volatile or declining markets, causing an increase in interest-sensitive contract liabilities, negatively affecting net income.

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

Other Policy Claims and Benefits

Claims payable for incurred but not reported losses are determined using case-basis estimates and lag studies of past experience. The time lag from the date of the claim or death to when the ceding company reports the claim to the Company can vary significantly by ceding company, business segment and product type, but generally averages around 3.2 months. Incurred but not reported claims are estimates on an undiscounted basis, using actuarial estimates of historical claims expense, adjusted for current trends and conditions. These estimates are continually reviewed and the ultimate liability may vary significantly from the amount recognized, which are reflected in claims and other policy benefits in the consolidated statements of income in the period in which they are determined.

Other Liabilities

Other liabilities primarily include investments in transit, separate accounts, employee benefits and current federal income taxes payable.

Income Taxes

RGA and its eligible subsidiaries file a consolidated federal income tax return. The U.S. consolidated tax return includes the operations of RGA, RGA Americas, RGA Reinsurance, RGA Barbados, RGA Technology Partners, Inc., RCM, Timberlake Reinsurance Company II (“Timberlake Re”), Reinsurance Partners, Inc., RGA Worldwide Reinsurance Company, Ltd. (“RGA Worldwide”), Rockwood Reinsurance Company (“Rockwood Re”), Parkway Reinsurance Company (“Parkway Re”), Castlewood Reinsurance Company (“Castlewood Re”) and RGA Capital LLC. The Company’s Australian, certain Barbadian, Bermudian, Canadian, South African, Indian, Irish, Singaporean, United Arab Emirates and United Kingdom subsidiaries are taxed under applicable local statutes.

The Company provides for federal, state and foreign income taxes currently payable, as well as those deferred due to temporary differences between the financial reporting and tax bases of assets and liabilities and are recognized in net income or in certain cases in OCI. The Company’s accounting for income taxes represents management’s best estimate of various events and transactions considering the laws enacted as of the reporting date.

Deferred tax assets and liabilities resulting from temporary differences between the financial reporting and tax bases of assets and liabilities are measured at the balance sheet date using enacted tax rates in the relevant jurisdictions expected to apply to taxable income in the years the temporary differences are expected to reverse.

The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the tax law in the applicable tax jurisdiction. The Company has significant deferred tax assets related to net operating and capital losses. The Company has projected its ability to utilize its U.S. and foreign net operating losses and has determined that all of the U.S. losses are expected to be utilized prior to their expiration and established a valuation allowance on the portion of the foreign deferred tax assets the Company believes more likely than not that deferred income tax assets will not be realized. The Company completed an extensive analysis of its capital losses and has determined that sufficient unrealized capital gains exist within its investment portfolios that should offset any capital loss realized. In addition, it is the Company’s intention to hold all unrealized loss securities until maturity or until their market value recovers. However, future unforeseen circumstances could create a situation in which the Company would prematurely sell securities in an unrealized loss position.

The Company will establish a valuation allowance if management determines, based on available information, that it is more likely than not that deferred income tax assets will not be realized. Significant judgment is required in determining whether valuation allowances should be established as well as the amount of such allowances. When making such a determination, consideration is given to, among other things, the following:

(i)	future taxable income exclusive of reversing temporary differences and carryforwards;

(ii)	future reversals of existing taxable temporary differences;

(iii)	taxable income in prior carryback years; and

(iv)	tax planning strategies.

Any such changes could significantly affect the amounts reported in the consolidated financial statements in the year these changes occur. The Company accounts for its total liability for uncertain tax positions considering the recognition and measurement thresholds established in general accounting principles for income taxes. The tax effects of a position are recognized in the consolidated statement of income only if it is more likely than not to be sustained upon examination by the appropriate taxing authority. Unrecognized tax benefits due to tax uncertainties that do not meet the more likely than not criteria are included within other liabilities and are charged to earnings in the period that such determination is made. The Company classifies interest related to tax uncertainties as interest expense whereas penalties related to tax uncertainties are classified as a component of income tax.

Collateral Finance Facility

Collateral finance facility represents notes issued to fund collateral requirements for statutory reserves on specified term life insurance policies reinsured by RGA Reinsurance. The cost of the facility is reflected in collateral finance facility expense. See Note 14—“Collateral Finance Facility” for additional information.

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

Retrocessions are arranged through the Company’s retrocession pools for amounts in excess of the Company’s retention limit. As of December 31, 2012 and 2011, all rated retrocession pool participants followed by the A.M. Best Company were rated “A—(excellent)” or better except one pool member that was rated “B++ (good)” in 2012. The Company verifies retrocession pool participants’ ratings on a quarterly basis. For a majority of the retrocessionaires that were not rated, security in the form of letters of credit or trust assets has been given as additional security. In addition, the Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance. In addition to its third party retrocessionaires, various RGA reinsurance subsidiaries retrocede amounts in excess of their retention to RGA Reinsurance, Parkway Re, RGA Barbados, RGA Americas, Rockwood Re, Manor Reinsurance, Ltd. (“Manor Re”), RGA Worldwide or RGA Atlantic.

As of December 31, 2012 and 2011, the Company had claims recoverable due from retrocessionaires of $156.0 million and $151.9 million, respectively, which is included in reinsurance ceded receivables, in the consolidated balance sheets. The Company considers outstanding claims recoverable in excess of 90 days to be past due. There were $10.4 million and $11.4 million of past due claims recoverable as of December 31, 2012 and 2011, respectively. Based on the Company’s annual financial reviews noted in the paragraph above, the Company has not established a valuation allowance for claims recoverable from retrocessionaires. The Company has never experienced a material default in connection with retrocession arrangements, nor has it experienced any difficulty in collecting claims recoverable from retrocessionaires; however, no assurance can be given as to the future performance of such retrocessionaires or as to recoverability of any such claims.

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

Revenues for interest-sensitive and investment-type products consist of investment income, policy charges for the cost of insurance, policy administration, and surrenders that have been assessed against policy account balances during the period. Interest-sensitive contract liabilities for these products represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expenses include claims incurred in the period in excess of related policy account balances and interest credited to policy account balances. Interest is credited to policyholder account balances according to terms of the policies or contracts.

For each of its reinsurance contracts, the Company must determine if the contract provides indemnification against loss or liability relating to insurance risk, in accordance with GAAP. The Company must review all contractual features, particularly those that may limit the amount of insurance risk to which the Company is subject or features that delay the timely reimbursement of claims. If the Company determines that a contract does not expose it to a reasonable possibility of a significant loss from insurance risk, the Company records the contract on a deposit method of accounting with any net amount receivable reflected as an asset within premiums receivable and other reinsurance balances, and any net amount payable reflected as a liability within other reinsurance balances on the consolidated balance sheets. Fees earned on the contracts are reflected as other revenues, rather than premiums, on the consolidated statements of income.

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

Fair Value Measurements and Disclosures

In May 2011, the FASB amended the general accounting principles for Fair Value Measurements and Disclosures as it relates to the measurement and disclosure requirements about fair value measurements. This amendment clarifies the FASB’s intent about the application of existing fair value measurement requirements. It also changes particular principles and requirements for measuring fair value and for disclosing information about fair value measurements. The amendment is effective for interim and annual periods beginning after December 15, 2011. The Company adopted this amendment and the required disclosures are provided in Note 6 - “Fair Value of Assets and Liabilities.”

Deferred Policy Acquisition Costs

In October 2010, the FASB amended the general accounting principles for Financial Services – Insurance as it relates to accounting for costs associated with acquiring or renewing insurance contracts. This amendment clarifies that only those costs that result directly from and are essential to the contract transaction and that would not have been incurred had the contract transaction not occurred can be capitalized. It also defines acquisitions costs as costs that are related directly to the successful acquisitions of new or renewal insurance contracts. The amendment is effective for fiscal years and interim periods beginning after December 15, 2011. The retrospective adoption of this amendment on January 1, 2012, resulted in a reduction in the Company’s deferred acquisition cost asset and a corresponding reduction to equity, reflected in the financial statements in all periods. There will be a decrease in amortization subsequent to adoption due to the reduced deferred acquisition cost asset. There has also been a reduction in the level of future costs the Company defers; thereby increasing expenses incurred in future periods. The cumulative effect of the adoption of this amendment was a decrease to total stockholders’ equity of $318.4 million and a decrease in the deferred policy acquisition costs balance of $470.1 million on January 1, 2012. The Company’s 2012 Current Report on Form 8-K (“DAC Current Report”) filed with the SEC on July 13, 2012 was in response to the adoption of the amendment described above on January 1, 2012 on a retrospective basis. The DAC Current Report reflects the impact of the adoption of this amendment on the Company’s previously filed financial statements and other disclosures included in the Company’s 2011 Annual Report on Form 10-K.

Comprehensive Income

In June 2011, the FASB amended the general accounting principles for Comprehensive Income as it relates to the presentation of comprehensive income. This amendment requires entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in either a continuous statement of comprehensive income or in two separate but consecutive statements. The amendment does not change the items that must be reported in other comprehensive income. In December 2011, the FASB amended the general accounting principles for Comprehensive Income as it relates to the presentation of comprehensive income. This amendment defers the requirement to present the effects of reclassifications out of accumulated other comprehensive income on the Company’s consolidated statements of income, which was required in the Comprehensive Income amendment made in June 2011. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted these amendments and the required presentation is provided in the Consolidated Statements of Comprehensive Income.

Future Adoption of New Accounting Standards

Basis of Presentation

In December 2011, the FASB amended the general accounting principles for Balance Sheet as it relates to the disclosures about offsetting assets and liabilities. The amendment requires disclosures about the Company’s rights of offset and related arrangements associated with its financial instruments and derivative instruments. This amendment also requires the disclosure of both gross and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. In January 2013, the FASB amended the general accounting principles for Balance Sheet as it relates to the disclosures about offsetting assets and liabilities. This amendment clarifies that the scope of the Balance Sheet amendment made in December 2011 applies only to derivatives, including bifurcated embedded derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions that are either offset or subject to an enforceable master netting agreement or a similar agreement. These amendments are effective for interim and annual reporting periods beginning on or after January 1, 2013. The adoption of these amendments is not expected to have an impact on the Company’s consolidated financial statements other than the addition of the required disclosures.

Comprehensive Income

In February 2013, the FASB amended the general accounting principles for Comprehensive Income as it relates to the reporting of amounts reclassified out of accumulated other comprehensive income. The amendment requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. This amendment also requires entities to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. However, this is only necessary if the amount reclassified is required to be reclassified under GAAP to net income in its entirety in the same reporting period. The amendment is effective for interim and annual reporting periods beginning after December 31, 2012. The adoption of this amendment is not expected to have an impact on the Company’s consolidated financial statements other than the addition of the required disclosures.

Reclassification

The Company has reclassified the presentation of certain prior period information to conform to the 2012 presentation. Such reclassifications include a broader definition of the entities in which the Company holds securities which are in excess of 10% of consolidated stockholders equity as disclosed in Note 4 – “Investments.” In addition, in Note 7 – “Reinsurance,” the definition of financial reinsurance provided by the Company has been expanded to include risk based capital and other financial reinsurance structures.

Note 3  STOCK TRANSACTIONS

In February 2012, in connection with the distribution of benefits due under one of its employee benefit plans, RGA issued 369,466 shares of common stock from treasury and repurchased from recipients 124,781 of its common shares, at $55.49 per share, in settlement of income tax withholding requirements incurred by recipients. Additionally, in February 2012, non-employee directors were granted a total of 14,200 shares of common stock.

In anticipation of the redemption and remarketing of the Company’s trust preferred securities discussed in Note 13 – “Debt,” the Company purchased 3,000,000 shares of its outstanding common stock from MetLife, Inc. in February 2011, at a price of

$61.14 per share, reflecting the most recent closing price of the Company’s common stock. The purchased common shares were placed into treasury to be used for general corporate purposes.

In March 2011, approximately 4,402,078 of outstanding warrants were exercised at a price of $35.44 per warrant, resulting in the issuance of 5,506,088 common shares. See Note 13 – “Debt,” for more information on the exercise of these warrants.

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

On January 24, 2013, RGA’s board of directors authorized a share repurchase program for up to $200.0 million of RGA’s outstanding common stock. This new authorization was effective January 24, 2013, does not have an expiration date and supersedes the January 2002 authorization. Repurchases, if any, will be made in accordance with applicable securities laws through market transactions, block trades, privately negotiated transactions, or other means or a combination of these methods. The timing and number of any share repurchase is dependent on a variety of factors, including share price, corporate and regulatory requirements and market and business conditions. Repurchases may be commenced or suspended from time to time without prior notice.

Note 4  INVESTMENTS

Fixed Maturity and Equity Securities Available-for-Sale

The following tables provide information relating to investments in fixed maturity and equity securities by sector as of December 31, 2012 and 2011 (dollars in thousands):

December 31, 2012:	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	% of Total	Other-than- temporary impairments in AOCI
Available-for-sale:
Corporate securities	$11,333,431	$1,085,973	$39,333	$12,380,071	55.5%	$--
Canadian and Canadian provincial governments	2,676,777	1,372,731	174	4,049,334	18.2	--
Residential mortgage-backed securities	969,267	76,520	3,723	1,042,064	4.7	(241)
Asset-backed securities	700,455	19,898	28,798	691,555	3.1	(2,259)
Commercial mortgage-backed securities	1,608,376	142,369	51,842	1,698,903	7.6	(6,125)
U.S. government and agencies	231,256	33,958	24	265,190	1.2	--
State and political subdivisions	270,086	38,058	5,646	302,498	1.4	--
Other foreign government, supranational and foreign government-sponsored enterprises	1,769,784	94,929	2,714	1,861,999	8.3	--

Total fixed maturity securities	$19,559,432	$2,864,436	$132,254	$22,291,614	100.0%	$(8,625)

Non-redeemable preferred stock	$68,469	$6,542	$170	$74,841	33.6%
Other equity securities	148,577	416	1,134	147,859	66.4

Total equity securities	$217,046	$6,958	$1,304	$222,700	100.0%

December 31, 2011:	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	% of Total	Other-than- temporary impairments in AOCI
Available-for-sale:
Corporate securities	$6,931,958	$654,519	$125,371	$7,461,106	46.0%	$--
Canadian and Canadian provincial governments	2,507,802	1,362,160	29	3,869,933	23.9	--
Residential mortgage-backed securities	1,167,265	76,393	16,424	1,227,234	7.6	(1,042)
Asset-backed securities	443,974	11,692	53,675	401,991	2.5	(5,256)
Commercial mortgage-backed securities	1,233,958	87,750	79,489	1,242,219	7.7	(12,225)
U.S. government and agencies	341,087	32,976	61	374,002	2.3	--
State and political subdivisions	184,308	24,419	3,341	205,386	1.3	--
Other foreign government, supranational and foreign government-sponsored enterprises	1,372,528	50,127	3,576	1,419,079	8.7	--

Total fixed maturity securities	$14,182,880	$2,300,036	$281,966	$16,200,950	100.0%	$(18,523)

Non-redeemable preferred stock	$82,488	$4,677	$8,982	$78,183	68.6%
Other equity securities	35,352	1,903	1,538	35,717	31.4

Total equity securities	$117,840	$6,580	$10,520	$113,900	100.0%

The Company enters into various collateral arrangements that require both the pledging and acceptance of fixed maturity securities as collateral, which are excluded from the tables above. The Company pledged fixed maturity securities as collateral to derivative and reinsurance counterparties with an amortized cost of $16.9 million and $29.0 million, and an estimated fair value of $17.0 million and $32.6 million, as of December 31, 2012 and 2011 respectively, which are included in other invested assets in the consolidated balance sheets.

The Company received fixed maturity securities as collateral from derivative and reinsurance counterparties with an estimated fair value of $95.6 million and $1.0 million, as of December 31, 2012 and 2011, respectively. The collateral is held in separate custodial accounts and is not recorded on the Company’s consolidated balance sheets. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral; however, as of December 31, 2012 and 2011, none of the collateral had been sold or re-pledged.

As of December 31, 2012, the Company held securities with a fair value of $1,400.0 million that were guaranteed or issued by the Canadian province of Ontario and $1,785.0 million that were guaranteed or issued by the Canadian province of Quebec, both of which exceeded 10% of consolidated stockholders’ equity. As of December 31, 2011, the Company held securities with a fair value of $1,323.1 million that were guaranteed or issued by the Canadian province of Ontario and $1,681.9 million that were guaranteed or issued by the Canadian province of Quebec, both of which exceeded 10% of consolidated stockholders’ equity.

The amortized cost and estimated fair value of fixed maturity securities available-for-sale at December 31, 2012 are shown by contractual maturity in the table below (dollars in thousands). Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset and mortgage-backed securities are shown separately in the table below, as they are not due at a single maturity date.

	Amortized Cost	Fair Value
Available-for-sale:
Due in one year or less	$294,720	$299,389
Due after one year through five years	3,785,992	3,983,272
Due after five year through ten years	6,592,768	7,198,997
Due after ten years	5,607,854	7,377,434
Asset and mortgage-backed securities	3,278,098	3,432,522

Total	$19,559,432	$22,291,614

Corporate Fixed Maturity Securities

The tables below show the major industry types of the Company’s corporate fixed maturity holdings as of December 31, 2012 and 2011 (dollars in thousands):

December 31, 2012:	Amortized Cost	Estimated Fair Value	% of Total
Finance	$3,619,455	$3,900,152	31.5%
Industrial	5,881,967	6,443,846	52.0
Utility	1,799,658	2,002,611	16.2
Other	32,351	33,462	0.3

Total	$11,333,431	$12,380,071	100.0%

December 31, 2011:	Amortized Cost	Estimated Fair Value	% of Total
Finance	$2,411,175	$2,442,149	32.7%
Industrial	3,402,099	3,760,187	50.4
Utility	1,115,384	1,255,090	16.9
Other	3,300	3,680	--

Total	$6,931,958	$7,461,106	100.0%

Other-Than-Temporary Impairments—Fixed Maturity and Equity Securities

As discussed in Note 2 – “Summary of Significant Accounting Policies,” a portion of certain other-than-temporary impairment (“OTTI”) losses on fixed maturity securities is recognized in AOCI. For these securities the net amount recognized in earnings (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in AOCI. The following table sets forth the amount of pre-tax credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in AOCI, and the corresponding changes in such amounts (dollars in thousands):

	2012	2011	2010
Balance, beginning of period	$63,947	$47,291	$47,905
Initial impairments - credit loss OTTI recognized on securities not previously impaired	1,962	8,349	7,359
Additional impairments - credit loss OTTI recognized on securities previously impaired	10,186	9,059	9,346
Credit loss OTTI previously recognized on securities impaired to fair value during the period	(22,290)	--	--
Credit loss previously recognized on securities which matured, paid down, prepaid or were sold during the period	(37,130)	(752)	(17,319)

Balance, end of period	$16,675	$63,947	$47,291

Purchased Credit Impaired Fixed Maturity Securities

During 2012, the Company began purchasing certain asset-backed and residential mortgage-backed securities, classified as available-for-sale, that had experienced deterioration in credit quality since their issuance. Securities acquired with evidence of credit quality deterioration since origination and for which it is probable at the acquisition date that the Company will be unable to collect all contractually required payments are classified as purchased credit impaired securities. For each security, the excess of the cash flows expected to be collected as of the acquisition date over its acquisition date fair value is referred to as the accretable yield and is recognized as net investment income on an effective yield basis. At the date of acquisition, the timing and amount of the cash flows expected to be collected was determined based on a best estimate using key assumptions, such as interest rates, default rates and prepayment speeds. If subsequently, based on current information and events, it is probable that there is a significant increase in cash flows previously expected to be collected or if actual cash flows are significantly greater than cash flows previously expected to be collected, the accretable yield is adjusted prospectively. The excess of the contractually required payments (including interest) as of the acquisition date over the cash flows expected to be collected as of the acquisition date is referred to as the nonaccretable difference, and this amount is not expected to be realized as net investment income. Decreases in cash flows expected to be collected can result in OTTI.

The following tables present information on the Company’s purchased credit impaired securities, which are included in fixed maturity securities available-for-sale (dollars in thousands):

December 31, 2012
Outstanding principal and interest balance(1)	$108,831
Carrying value, including accrued interest(2)	$84,765

(1)	Represents the contractually required payments which is the sum of contractual principal, whether or not currently due, and accrued interest.
(2)	Estimated fair value plus accrued interest.

The following table presents information about purchased credit impaired investments acquired during the year ended December 31, 2012 (dollars in thousands).

At Date of Acquisition
Contractually required payments (including interest)	$152,988
Cash flows expected to be collected(1)	$125,449
Fair value of investments acquired	$85,298

(1)	Represents undiscounted principal and interest cash flow expectations at the date of acquisition.

The following table presents activity for the accretable yield on purchased credit impaired securities for the year ended December 31, 2012 (dollars in thousands):

Year ended
December 31, 2012
Balance, beginning of period	$--
Investments purchased	40,151
Accretion	(1,388)
Disposals	--
Reclassification from nonaccretable difference	476

Balance, end of period	$39,239

Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale

The following table presents the total gross unrealized losses for the 567 and 940 fixed maturity and equity securities at December 31, 2012 and 2011, respectively, where the estimated fair value had declined and remained below amortized cost by the indicated amount (dollars in thousands):

	December 31, 2012		December 31, 2011
	Gross Unrealized Losses	% of Total	Gross Unrealized Losses	% of Total
Less than 20%	$54,951	41.2%	$131,155	44.8%
20% or more for less than six months	734	0.5	51,503	17.6
20% or more for six months or greater	77,873	58.3	109,828	37.6

Total	$133,558	100.0%	$292,486	100.0%

The overall decline in gross unrealized losses during the year was primarily due to the continued decline in interest rates and a reduction in credit spreads throughout 2012. The Company’s determination of whether a decline in value is other-than-temporary includes analysis of the underlying credit and the extent and duration of a decline in value. The Company’s credit analysis of an investment includes determining whether the issuer is current on its contractual payments, evaluating whether it is probable that the Company will be able to collect all amounts due according to the contractual terms of the security and analyzing the overall ability of the Company to recover the amortized cost of the investment. The Company continues to consider declines in value as a potential indicator of credit deterioration. However, the Company believes that due to fluctuating market conditions and an extended period of economic uncertainty, the extent and duration of a decline in value have become less indicative of when there has been credit deterioration with respect to a fixed maturity security since it may not have an impact on the ability of the issuer to service all scheduled payments and the Company’s evaluation of the recoverability of all contractual cash flows or the ability to recover an amount at least equal to amortized cost. In the Company’s impairment review process, the duration and severity of an unrealized loss position for equity securities are given greater weight and consideration given the lack of contractual cash flows or deferability features.

The following tables present the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for 567 and 940 fixed maturity and equity securities that have estimated fair values below amortized cost as of December 31, 2012 and 2011, respectively (dollars in thousands). These investments are presented by class and grade of security, as well as the length of time the related market value has remained below amortized cost.

	Less than 12 months		12 months or greater		Total
December 31, 2012:	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Investment grade securities:
Corporate securities	$786,203	$13,276	$108,187	$17,386	$894,390	$30,662
Canadian and Canadian provincial governments	12,349	174	--	--	12,349	174
Residential mortgage-backed securities	22,288	97	19,394	3,199	41,682	3,296
Asset-backed securities	59,119	449	96,179	9,508	155,298	9,957
Commercial mortgage-backed securities	89,507	797	29,181	7,974	118,688	8,771
U.S. government and agencies	7,272	24	--	--	7,272	24
State and political subdivisions	20,602	1,514	11,736	4,132	32,338	5,646
Other foreign government, supranational and foreign government-sponsored enterprises	244,817	1,953	7,435	761	252,252	2,714

Total investment grade securities	1,242,157	18,284	272,112	42,960	1,514,269	61,244

Non-investment grade securities:
Corporate securities	181,168	3,170	39,123	5,501	220,291	8,671
Residential mortgage-backed securities	15,199	80	2,633	347	17,832	427
Asset-backed securities	3,421	26	31,938	18,815	35,359	18,841
Commercial mortgage-backed securities	3,317	764	68,405	42,307	71,722	43,071

Total non-investment grade securities	203,105	4,040	142,099	66,970	345,204	71,010

Total fixed maturity securities	$1,445,262	$22,324	$414,211	$109,930	$1,859,473	$132,254

Non-redeemable preferred stock	$5,577	$52	$5,679	$118	$11,256	$170
Other equity securities	85,374	1,134	--	--	85,374	1,134

Total equity securities	$90,951	$1,186	$5,679	$118	$96,630	$1,304

	Less than 12 months		12 months or greater		Total
December 31, 2011:	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Investment grade securities:
Corporate securities	$790,758	$40,180	$286,244	$63,117	$1,077,002	$103,297
Canadian and Canadian provincial governments	3,094	29	--	--	3,094	29
Residential mortgage-backed securities	128,622	3,549	58,388	10,382	187,010	13,931
Asset-backed securities	101,263	3,592	93,910	29,036	195,173	32,628
Commercial mortgage-backed securities	109,455	3,538	58,979	22,001	168,434	25,539
U.S. government and agencies	1,764	61	--	--	1,764	61
State and political subdivisions	21,045	1,845	12,273	1,268	33,318	3,113
Other foreign government, supranational and foreign government-sponsored enterprises	148,416	1,085	16,588	2,491	165,004	3,576

Total investment grade securities	1,304,417	53,879	526,382	128,295	1,830,799	182,174

Non-investment grade securities:
Corporate securities	212,795	10,852	47,310	11,222	260,105	22,074
Residential mortgage-backed securities	23,199	712	10,459	1,781	33,658	2,493
Asset-backed securities	2,363	940	21,275	20,107	23,638	21,047
Commercial mortgage-backed securities	34,918	7,220	62,357	46,730	97,275	53,950
State and political subdivisions	4,000	228	--	--	4,000	228

Total non-investment grade securities	277,275	19,952	141,401	79,840	418,676	99,792

Total fixed maturity securities	$1,581,692	$73,831	$667,783	$208,135	$2,249,475	$281,966

Non-redeemable preferred stock	$19,516	$4,478	$15,694	$4,504	$35,210	$8,982
Other equity securities	1,662	602	5,905	936	7,567	1,538

Total equity securities	$21,178	$5,080	$21,599	$5,440	$42,777	$10,520

As of December 31, 2012, the Company does not intend to sell these fixed maturity securities and does not believe it is more likely than not that it will be required to sell these fixed maturity securities before the recovery of the fair value up to the current amortized cost of the investment, which may be maturity. However, unforeseen facts and circumstances may cause the Company to sell fixed maturity securities in the ordinary course of managing its portfolio to meet certain diversification, credit quality, asset-liability management and liquidity guidelines.

As of December 31, 2012, the Company has the ability and intent to hold the equity securities until the recovery of the fair value up to the current cost of the investment. However, unforeseen facts and circumstances may cause the Company to sell equity securities in the ordinary course of managing its portfolio to meet certain diversification, credit quality and liquidity guidelines.

Unrealized losses on non-investment grade securities are principally related to asset-backed securities, residential mortgage-backed securities and commercial mortgage-backed securities and were the result of wider credit spreads resulting from higher risk premiums since the time of initial purchase, largely due to macroeconomic conditions and credit market deterioration, including the impact of lower real estate valuations. As of December 31, 2012 and 2011, approximately $61.5 million and $68.6 million, respectively, of gross unrealized losses greater than 12 months were associated with non-investment grade asset and mortgage-backed securities. This class of securities was evaluated based on actual and projected collateral losses relative to the securities’ positions in the respective securitization trusts and security specific expectations of cash flows. This evaluation also takes into consideration credit enhancement, measured in terms of (i) subordination from other classes of securities in the trust that are contractually obligated to absorb losses before the class of security the Company owns, and (ii) the expected impact of other structural features embedded in the securitization trust beneficial to the class of securities the Company owns, such as overcollateralization and excess spread.

Investment Income, Net of Related Expenses

Major categories of investment income, net of related expenses consist of the following (dollars in thousands):

	2012	2011	2010
Fixed maturity securities available-for-sale	$868,682	$757,726	$715,817
Mortgage loans on real estate	96,901	55,931	51,186
Policy loans	62,855	66,621	72,743
Funds withheld at interest	393,586	388,694	385,762
Short-term investments	4,173	2,378	4,968
Other invested assets	49,199	39,939	33,187

Investment income	1,475,396	1,311,289	1,263,663
Investment expense	(39,190)	(30,092)	(25,003)

Investment income, net of related expenses	$1,436,206	$1,281,197	$1,238,660

Investment Related Gains (Losses), Net

Investment related gains (losses), net, consist of the following (dollars in thousands):

	2012	2011	2010
Fixed maturity and equity securities available for sale:
Other-than-temporary impairment losses on fixed maturities	$(15,908)	$(30,873)	$(31,920)
Portion of loss recognized in accumulated other comprehensive income (before taxes)	(7,618)	3,924	2,045

Net other-than-temporary impairment losses on fixed maturity securities recognized in earnings	(23,526)	(26,949)	(29,875)
Impairment losses on equity securities	(3,025)	(4,116)	(32)
Gain on investment activity	145,268	132,045	100,957
Loss on investment activity	(27,474)	(26,996)	(28,730)
Other impairment losses (primarily mortgage loans and limited partnerships)	(16,602)	(10,238)	(5,976)
Derivatives and other, net	179,495	(99,802)	175,686

Total investment related gains (losses), net	$254,136	$(36,056)	$212,030

The net other-than-temporary impairment losses on fixed maturity securities recognized in 2012 and 2011 were primarily due to a decline in the value of structured securities with exposure to commercial mortgages and general credit deterioration in select corporate and foreign securities. The increase in other impairment losses was primarily due to $8.2 million of impairments in the limited partnership asset class and $2.1 million on a real estate property held for investment in 2012. The impairment losses on equity securities of $3.0 million in 2012 and $4.1 million in 2011 are primarily due to the decline in fair value of securities issued by European financial institutions. The volatility in derivatives and other is primarily due to changes in the fair value of embedded derivative liabilities associated with modified coinsurance and funds withheld treaties and guaranteed minimum benefit riders.

At December 31, 2012 and 2011 the Company held non-income producing securities with amortized costs of $54.2 million and $86.2 million, and estimated fair values of $58.5 million and $79.7 million, respectively. Generally, securities are non-income producing when principal or interest is not paid primarily as a result of bankruptcies or credit defaults, but also include securities where amortization has been discontinued. During 2012, 2011 and 2010 the Company sold fixed maturity and equity securities with fair values of $828.0 million, $476.6 million, and $622.4 million, which were below amortized cost, at gross realized losses of $27.5 million, $27.0 million and $28.7 million, respectively. The Company generally does not engage in short-term buying and selling of securities.

Securities Borrowing and Other

The Company participates in a securities borrowing program whereby securities, which are not reflected on the Company’s consolidated balance sheets, are borrowed from a third party. The Company is required to maintain a minimum of 100% of the market value of the borrowed securities as collateral. The Company had borrowed securities with an amortized cost of $87.5 million and $150.0 million as of December 31, 2012 and 2011, respectively, which was equal to the market value in both periods. The borrowed securities are used to provide collateral under an affiliated reinsurance transaction.

The Company also participates in a repurchase/reverse repurchase program in which securities, reflected as investments on the Company’s consolidated balance sheets, are pledged to a third party. In return, the Company receives securities from the third party with an estimated fair value equal to a minimum of 100% of the securities pledged. The securities received are not reflected on the Company’s consolidated balance sheets. As of December 31, 2012 the Company had pledged securities with an amortized cost of $290.2 million and an estimated fair value of $305.9 million, in return the Company received securities with an estimated fair value of $342.0 million. There were no securities pledged or received under this program as of December 31, 2011.

Mortgage Loans on Real Estate

Mortgage loans represented approximately 7.0% and 4.0% of the Company’s invested assets as of December 31, 2012 and 2011, respectively. The Company makes mortgage loans on income producing properties, such as apartments, retail and office buildings, light warehouses and light industrial facilities. Loan-to-value ratios at the time of loan approval are 75% or less. The distribution of mortgage loans, gross of valuation allowances, by property type is as follows as of December 31, 2012 and 2011 (dollars in thousands):

	2012		2011
	Recorded Investment	Percentage of Total	Recorded Investment	Percentage of Total
Property type:
Apartment	$229,266	9.9%	$124,674	12.4%
Retail	669,958	29.0	335,745	33.5
Office building	825,406	35.7	264,584	26.4
Industrial	455,682	19.7	200,762	20.0
Other commercial	131,855	5.7	77,759	7.7

Total	$2,312,167	100.0%	$1,003,524	100.0%

As of December 31, 2012 and 2011, the Company’s mortgage loans, gross of valuation allowances, were distributed throughout the United States as follows (dollars in thousands):

	2012		2011
	Recorded Investment	Percentage of Total	Recorded Investment	Percentage of Total
Pacific	$593,589	25.7%	$269,922	26.9%
South Atlantic	477,068	20.5	233,534	23.3
Mountain	233,174	10.1	116,224	11.6
Middle Atlantic	300,475	13.0	86,590	8.6
West North Central	168,063	7.3	69,789	7.0
East North Central	224,122	9.7	92,861	9.2
West South Central	161,451	7.0	58,506	5.8
East South Central	62,789	2.7	40,767	4.1
New England	91,436	4.0	35,331	3.5

Total	$2,312,167	100.0%	$1,003,524	100.0%

The maturities of the mortgage loans, gross of valuation allowances, as of December 31, 2012 and 2011 are as follows (dollars in thousands):

	2012	2011
Due one year through five years	$1,187,387	$493,027
Due after five years	776,655	299,252
Due after ten years	348,125	211,245

Total	$2,312,167	$1,003,524

Information regarding the Company’s credit quality indicators for its recorded investment in mortgage loans, gross of valuation allowances, as of December 31, 2012 and 2011 are as follows (dollars in thousands):

Internal credit quality grade:	2012	2011
High investment grade	$1,235,605	$252,333
Investment grade	834,494	526,608
Average	132,607	105,177
Watch list	76,463	91,037
In or near default	32,998	28,369

Total	$2,312,167	$1,003,524

The age analysis of the Company’s past due recorded investment in mortgage loans, gross of valuation allowances, as of December 31, 2012 and 2011 are as follows (dollars in thousands):

	2012	2011
31-60 days past due	$7,504	$21,800
61-90 days past due	--	--
Greater than 90 days	16,886	20,316

Total past due	24,390	42,116
Current	2,287,777	961,408

Total	$2,312,167	$1,003,524

The following table presents the recorded investment in mortgage loans, by method of evaluation of credit loss, and the related valuation allowances, by type of credit loss, at (dollars in thousands):

	December 31,
	2012	2011
Mortgage loans:
Evaluated individually for credit losses	$39,956	$60,904
Evaluated collectively for credit losses	2,272,211	942,620

Mortgage loans, gross of valuation allowances	2,312,167	1,003,524

Valuation allowances:
Specific for credit losses	6,980	8,188
Non-specifically identified credit losses	4,600	3,605

Total valuation allowances	11,580	11,793

Mortgage loans, net of valuation allowances	$2,300,587	$991,731

Information regarding the Company’s loan valuation allowances for mortgage loans as of December 31, 2012, 2011 and 2010 are as follows (dollars in thousands):

	2012	2011	2010
Balance, beginning of period	$11,793	$6,239	$5,784
Charge-offs	(6,474)	(3,947)	--
Provision	6,261	9,501	455

Balance, end of period	$11,580	$11,793	$6,239

Information regarding the portion of the Company’s mortgage loans that were impaired as of December 31, 2012 and 2011 is as follows (dollars in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Carrying Value
December 31, 2012:
Impaired mortgage loans with no valuation allowance recorded	$13,039	$12,496	$--	$12,496
Impaired mortgage loans with valuation allowance recorded	27,527	27,460	6,980	20,480

Total impaired mortgage loans	$40,566	$39,956	$6,980	$32,976

December 31, 2011:
Impaired mortgage loans with no valuation allowance recorded	$32,088	$31,496	$--	$31,496
Impaired mortgage loans with valuation allowance recorded	29,724	29,408	8,188	21,220

Total impaired mortgage loans	$61,812	$60,904	$8,188	$52,716

The Company’s average investment balance of impaired mortgage loans and the related interest income are reflected in the table below for the years ended December 31, 2012, 2011 and 2010 (dollars in thousands):

	2012		2011		2010
	Average Investment(1)	Interest Income	Average Investment(1)	Interest Income	Average Investment(1)	Interest Income
Impaired mortgage loans with no valuation allowance recorded	$15,549	$1,244	$14,877	$630	$19,253	$525
Impaired mortgage loans with valuation allowance recorded	34,434	425	27,712	418	21,925	295

Total	$49,983	$1,669	$42,589	$1,048	$41,178	$820

(1)	Average recorded investment represents the average loan balances as of the beginning of period and all subsequent quarterly end of period balances.

The Company did not acquire any impaired mortgage loans during the years ended December 31, 2012 and 2011. The Company had $16.9 million and $20.3 million of mortgage loans, gross of valuation allowances, that were on a nonaccrual status at December 31, 2012 and 2011, respectively.

Policy Loans

Policy loans comprised approximately 3.9% and 5.0% of the Company’s invested assets as of December 31, 2012 and 2011, respectively, substantially all of which are associated with one client. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due to the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. As policy loans represent premature distributions of policy liabilities, they have the effect of reducing future disintermediation risk. In addition, the Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.

Funds Withheld at Interest

Funds withheld at interest comprised approximately 17.0% and 21.7% of the Company’s invested assets as of December 31, 2012 and 2011, respectively. Of the $5.6 billion funds withheld at interest balance, net of embedded derivatives, as of December 31, 2012, $3.9 billion of the balance is associated with one client. For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance funds withheld basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company and are reflected as funds withheld at interest on the Company’s consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances with amounts owed to the Company from the ceding company. Interest accrues to these assets at rates defined by the treaty terms and the Company estimates the yield was approximately 6.97%, 6.87% and 7.20% for the years ended December 31, 2012, 2011 and 2010, respectively. Changes in these estimated yields are affected by equity options held in the funds withheld portfolio associated with equity-indexed annuity treaties. The Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance.

Other Invested Assets

Other invested assets primarily include equity securities, collateral (included in other), limited partnership interests, real estate joint ventures, real estate-held-for-investment (included in other), structured loans and derivative contracts. Other invested assets represented approximately 3.5% and 4.1% of the Company’s invested assets as of December 31, 2012 and 2011, respectively. Carrying values of these assets as of December 31, 2012 and 2011 are as follows (dollars in thousands):

	December 31,
	2012	2011
Equity securities	$222,700	$113,900
Limited partnerships and real estate joint ventures	356,419	251,315
Structured loans	306,497	281,022
Derivatives	168,208	257,050
Other	105,719	109,254

Total other invested assets	$1,159,543	$1,012,541

Cash and Investments Transferred to the Company

During the second quarter of 2012, the Company added a large fixed deferred annuity reinsurance transaction in its U.S. Asset-Intensive sub-segment. This transaction increased the Company’s invested asset base by approximately $5.4 billion which was reflected on the condensed consolidated balance sheet as of June 30, 2012 as an investment receivable. In satisfaction of this investment receivable, the Company received the following on July 31, 2012 and August 3, 2012 (dollars in thousands):

	Amortized Cost/ Recorded Investment	Estimated Fair Value at Date of Transfer
Fixed maturity securities – available for sale:
Corporate securities	$2,585,095	$2,606,816
Asset-backed securities	137,251	138,918
Commercial mortgage-backed securities	703,313	704,065
U.S. Government and agencies securities	240,952	256,168
State and political subdivision securities	27,297	27,555
Other foreign government, supranational, and foreign government-sponsored enterprises	56,776	55,437

Total fixed maturity securities – available for sale	3,750,684	3,788,959
Mortgage loans on real estate	1,009,454	1,021,661
Short-term investments	101,428	101,338
Cash and cash equivalents	501,593	501,593
Accrued interest	43,739	43,739

Total	$5,406,898	$5,457,290

The securities transferred to the Company related to the transaction are considered a non-cash transaction in the consolidated statement of cash flows.

Note 5   DERIVATIVE INSTRUMENTS

Derivatives, except embedded derivatives, are carried on the Company’s consolidated balance sheets in other invested assets or other liabilities, at fair value. Embedded derivative liabilities on modified coinsurance or funds withheld arrangements are included on the consolidated balance sheets with the host contract in funds withheld at interest, at fair value. Embedded derivative liabilities on indexed annuity and variable annuity products are included on the consolidated balance sheets with the host contract in interest-sensitive contract liabilities, at fair value. Embedded derivative assets are included on the consolidated balance sheets in reinsurance ceded receivables. The following table presents the notional amounts and fair value of derivative instruments as of December 31, 2012 and 2011 (dollars in thousands):

	December 31, 2012			December 31, 2011
	Notional	Carrying Value/Fair Value		Notional	Carrying Value/Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	$2,195,059	$123,085	$17,867	$2,748,317	$184,842	$18,702
Financial futures	127,877	--	--	277,814	--	--
Foreign currency forwards	74,400	1,017	2,105	24,400	4,560	--
Consumer price index swaps	85,135	1,446	--	101,069	766	--
Credit default swaps	714,000	2,228	5,922	649,500	1,313	10,949
Equity options	696,776	62,514	--	510,073	90,106	--
Synthetic guaranteed investment contracts	2,018,073	--	--	--	--	--
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	--	--	243,177	--	--	361,456
Indexed annuity products	--	--	740,256	--	4,945	751,523
Variable annuity products	--	--	172,105	--	--	276,718

Total non-hedging derivatives	5,911,320	190,290	1,181,432	4,311,173	286,532	1,419,348

Derivatives designated as hedging instruments:
Interest rate swaps	57,275	344	786	56,250	133	960
Foreign currency swaps	629,512	--	27,398	621,578	286	23,996

Total hedging derivatives	686,787	344	28,184	677,828	419	24,956

Total derivatives	$6,598,107	$190,634	$1,209,616	$4,989,001	$286,951	$1,444,304

Accounting for Derivative Instruments and Hedging Activities

The Company does not enter into derivative instruments for speculative purposes. As discussed below under “Non-qualifying Derivatives and Derivatives for Purposes Other Than Hedging,” the Company uses various derivative instruments for risk management purposes that either do not qualify or have not been qualified for hedge accounting treatment, including derivatives used to economically hedge changes in the fair value of liabilities associated with the reinsurance of variable annuities with guaranteed living benefits. The Company had no fair value hedges of interest rate risk as of December 31, 2012 or 2011. As of December 31, 2012 and 2011, the Company held interest rate swaps that were designated and qualified as cash flow hedges of interest rate risk. As of December 31, 2012 and 2011, the Company held foreign currency swaps that were designated and qualified as hedges of a portion of its net investment in its foreign operations. As of December 31, 2012 and 2011, the Company also had derivative instruments that were not designated as hedging instruments. See Note 2 – “Summary of Significant Accounting Policies” for a detailed discussion of the accounting treatment for derivative instruments, including embedded derivatives. Derivative instruments are carried at fair value and generally require an insignificant amount of cash at inception of the contracts.

Fair Value Hedges

During the fourth quarter of 2011 the Company removed the fair value hedge designation for certain interest rate swaps. However, prior to the fourth quarter of 2011 the Company designated and reported certain interest rate swaps that convert fixed rate investments to floating rate investments as fair value hedges when they met the requirements of the general accounting principles for Derivatives and Hedging. The gain or loss on the hedged item attributable to the hedged benchmark interest rate and the offsetting gain or loss on the related interest rate swaps for the years ended December 31, 2011 and 2010 were (dollars in thousands):

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

The following table presents the components of AOCI, before income tax, and the consolidated income statement classification where the gain or loss is recognized related to cash flow hedges for the years ended December 31, 2012 and 2011 (dollars in thousands):

	2012	2011
Accumulated other comprehensive income (loss), balance beginning of year	$(828)	$--
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	2,613	(628)
Amounts reclassified to investment income	(1,382)	(200)

Accumulated other comprehensive income (loss), balance end of period	$403	$(828)

As of December 31, 2012, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $1.0 million. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to investment income over the term of the investment cash flows. There were no hedged forecasted transactions, other than the receipt or payment of variable interest payments on existing financial instruments, for the years ended December 31, 2012 and 2011.

The following table presents the effects of derivatives in cash flow hedging relationships on the consolidated statements of income and the consolidated statements of stockholders’ equity for the years ended December 31, 2012 and 2011 (dollars in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Deferred in AOCI on Derivatives	Amount and Location of Gains (Losses) Reclassified from AOCI into Income (Loss)		Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)		(Ineffective Portion and Amounts Excluded from Effectiveness Testing)
		Investment Related Gains (Losses)	Investment Income	Investment Related Gains (Losses)	Investment Income
For the year ended December 31, 2012:
Interest rate swaps	$2,613	$--	$1,382	$(41)	$--

For the year ended December 31, 2011:
Interest rate swaps	$(628)	$--	$200	$--	$--

Hedges of Net Investments in Foreign Operations

The Company uses foreign currency swaps to hedge a portion of its net investment in certain foreign operations against adverse movements in exchange rates. The following table illustrates the Company’s net investments in foreign operations (“NIFO”) hedges for the years ended December 31, 2012, 2011 and 2010 (dollars in thousands):

	Derivative Gains (Losses) Deferred in AOCI
	For the year ended
Type of NIFO Hedge (1) (2)	2012	2011	2010

Foreign currency swaps	$(20,470)	$4,858	$(41,302)

(1)

There were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from accumulated other comprehensive income (loss) into investment income during the periods presented.

(2)	There was no ineffectiveness recognized for the Company’s hedges of net investments in foreign operations.

The cumulative foreign currency translation gain (loss) recorded in AOCI related to these hedges was $(16.4) million and $4.1 million at December 31, 2012 and 2011, respectively. If a foreign operation was sold or substantially liquidated, the amounts in AOCI would be reclassified to the consolidated statements of income. A pro rata portion would be reclassified upon partial sale of a foreign operation.

Non-qualifying Derivatives and Derivatives for Purposes Other Than Hedging

The Company uses various other derivative instruments for risk management purposes that either do not qualify or have not been qualified for hedge accounting treatment, including derivatives used to economically hedge changes in the fair value of liabilities associated with the reinsurance of variable annuities with guaranteed living benefits. The gain or loss related to the change in fair value for these derivative instruments is recognized in investment related gains (losses), in the consolidated statements of income, except where otherwise noted. For the years ended December 31, 2012, 2011 and 2010, the Company recognized investment related gains (losses) of $(61.4) million, $188.6 million and $29.9 million, respectively, related to derivatives (not including embedded derivatives) that do not qualify or have not been qualified for hedge accounting.

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

Foreign Currency Swaps

Foreign currency swaps are used by the Company to reduce the risk from fluctuations in foreign currency exchange rates associated with its assets and liabilities denominated in foreign currencies. With a foreign currency swap transaction, the Company agrees with another party to exchange, at specified intervals, the difference between one currency and another at a forward exchange rate calculated by reference to an agreed upon principal amount. The principal amount of each currency is exchanged at the termination of the currency swap by each party. The Company uses foreign currency swaps to hedge a portion of its net investment in certain foreign operations against adverse movements in exchange rates.

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

Credit Default Swaps

The Company sells protection under single name credit default swaps and credit default swap index tranches to diversify its credit risk exposure in certain portfolios and, in combination with purchasing securities, to replicate characteristics of similar investments based on the credit quality and term of the credit default swap. Credit default triggers for indexed reference entities and single name reference entities are defined in the contracts. The Company’s maximum exposure to credit loss equals the notional value for credit default swaps. In the event of default of a referencing entity, the Company is typically required to pay the protection holder the full notional value less a recovery amount determined at auction.

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of credit default swaps sold by the Company at December 31, 2012 and 2011 (dollars in thousands):

	December 31,
	2012			2011

Rating Agency Designation of Referenced Credit Obligations(1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)
AAA/AA-/A+/A/A-
Single name credit default swaps	$(2,077)	$124,500	5.9	$(1,774)	$85,000	5.5
Credit default swaps referencing indices	--	--	--	--	--	--

Subtotal	(2,077)	124,500	5.9	(1,774)	85,000	5.5

BBB+/BBB/BBB-
Single name credit default swaps	(2,345)	135,500	5.5	(4,267)	114,000	5.6
Credit default swaps referencing indices	937	430,000	5.0	(3,895)	415,000	5.0

Subtotal	(1,408)	565,500	5.1	(8,162)	529,000	5.1

BB+
Single name credit default swaps	(222)	6,000	4.5	--	--	--
Credit default swaps referencing indices	--	--	--	--	--	--

Subtotal	(222)	6,000	4.5	--	--	--

Total	$(3,707)	$696,000	5.2	$(9,936)	$614,000	5.2

(1)	The rating agency designations are based on ratings from Standard and Poor’s (“S&P”).
(2)	Assumes the value of the referenced credit obligations is zero.

(3) The weighted average years to maturity of the credit default swaps is calculated based on weighted average notional amounts.

The Company also purchases credit default swaps to reduce its risk against a drop in bond prices due to credit concerns of certain bond issuers. If a credit event, as defined by the contract, occurs, the Company is able to put the bond back to the counterparty at par.

Synthetic Guaranteed Investment Contracts

The Company sells fee-based synthetic guaranteed investment contracts which include investment-only, stable value contracts, to retirement plans. The assets are owned by the trustees of such plans, who invest the assets under the terms of investment guidelines agreed to with the Company. The contracts contain a guarantee of a minimum rate of return on participant balances supported by the underlying assets, and a guarantee of liquidity to meet certain participant-initiated plan cash flow requirements. These contracts are accounted for as derivatives, recorded at fair value and classified as interest rate derivatives.

Embedded Derivatives

The Company has certain embedded derivatives which are required to be separated from their host contracts and reported as derivatives. Host contracts include reinsurance treaties structured on a modified coinsurance or funds withheld basis. Changes in fair values of embedded derivatives on modified coinsurance or funds withheld treaties are net of an increase (decrease) in investment related gains (losses), net of $(62.7) million, $23.1 million and $(32.2) million for the years ended December 31, 2012, 2011 and 2010, respectively, associated with the Company’s own credit risk. Additionally, the Company reinsures equity-indexed annuity and variable annuity contracts with benefits that are considered embedded derivatives, including guaranteed minimum withdrawal benefits, guaranteed minimum accumulation benefits, and guaranteed minimum income benefits. Changes in fair values of embedded derivatives on variable annuity contracts are net of an increase (decrease) in investment related gains (losses), net of $16.5 million for the year ended December 31, 2012, associated with the Company’s own credit risk. Changes in fair values of embedded derivatives on variable annuity contracts associated with the Company’s own credit risk for the years ended December 31, 2011 and 2010 were not material. The changes in fair values of embedded derivatives on equity-indexed annuities described below relate to changes in the fair value associated with capital market and other related assumptions. The related gains (losses) and the effect on net income after amortization of DAC and income taxes for the years ended December 31, 2012, 2011 and 2010 are reflected in the following table (dollars in thousands):

	2012	2011	2010
Embedded derivatives in modified coinsurance or funds withheld arrangements included in investment related gains	$115,009	$(87,236)	$160,274
After the associated amortization of DAC and taxes, the related amounts included in net income	25,454	(7,599)	28,831

Embedded derivatives in variable annuity contracts included in investment related gains	104,613	(224,184)	(28,786)
After the associated amortization of DAC and taxes, the related amounts included in net income	6,367	(30,230)	(5,045)

Amounts related to embedded derivatives in equity-indexed annuities included in benefits and expenses	(30,434)	(114,921)	(44,988)
After the associated amortization of DAC and taxes, the related amounts included in net income	6,110	(55,915)	(26,265)

Non-hedging Derivatives

A summary of the effect of non-hedging derivatives, including embedded derivatives, on the Company’s consolidated statements of income for the years ended December 31, 2012, 2011 and 2010 is as follows (dollars in thousands):

		Gain (Loss) for the Years Ended December 31,
Type of Non-hedging Derivative	Income Statement Location of Gain (Loss)	2012	2011	2010
Interest rate swaps	Investment related gains (losses), net	$16,028	$178,338	$68,736
Financial futures	Investment related gains (losses), net	(20,245)	(945)	(44,959)
Foreign currency forwards	Investment related gains (losses), net	(5,644)	1,675	3,387
CPI swaps	Investment related gains (losses), net	(267)	1,821	962
Credit default swaps	Investment related gains (losses), net	18,359	(63)	4,786
Equity options	Investment related gains (losses), net	(69,677)	7,818	(3,006)
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	Investment related gains (losses), net	115,009	(87,236)	160,274
Indexed annuity products	Policy acquisition costs and other insurance expenses	(630)	(24,551)	6,457
Indexed annuity products	Interest credited	(29,804)	(90,370)	(51,445)
Variable annuity products	Investment related gains (losses), net	104,613	(224,184)	(28,786)

Total non-hedging derivatives		$127,742	$(237,697)	$116,406

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

The Company’s credit exposure related to derivative contracts is generally limited to the fair value at the reporting date plus or minus any collateral posted or held by the Company. Information regarding the Company’s credit exposure related to its over-the-counter derivative contracts and margin account for exchange-traded futures at December 31, 2012 and 2011 are reflected in the following table (dollars in thousands):

	December 31, 2012	December 31, 2011
Estimated fair value of derivatives in net asset position	$136,558	$227,399
Cash provided as collateral(1)	27,867	--
Securities pledged to counterparties as collateral(2)	1,565	27,052
Cash pledged from counterparties as collateral(3)	(136,414)	(241,480)
Securities pledged from counterparties as collateral(4)	(22,458)	(997)

Net credit exposure	$7,118	$11,974

Margin account related to exchange-traded futures(5)	$5,605	$18,153

(1)	Consists of receivable from counterparty, included in other assets.
(2)	Included in other invested assets, primarily consists of U.S. Treasury securities.
(3)	Included in cash and cash equivalents, with obligation to return cash collateral recorded in other liabilities.
(4)	Consists of U.S. Treasury securities.
(5)	Included in cash and cash equivalents.

Note 6     FAIR VALUE OF ASSETS AND LIABILITIES

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

Level 1

Unadjusted quoted prices in active markets for identical assets or liabilities. Active markets are defined as having the following characteristics for the measured asset/liability: (i) many transactions, (ii) current prices, (iii) price quotes not varying substantially among market makers, (iv) narrow bid/ask spreads and (v) most information publicly available. The Company’s Level 1 assets and liabilities include investment securities that are traded in exchange markets.

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

Level 3

Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the related assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using market standard valuation techniques described above. When observable inputs are not available, the market standard techniques for determining the estimated fair value of certain securities that trade infrequently, and therefore have little transparency, rely on inputs that are significant to the estimated fair value and that are not observable in the market or cannot be derived principally from or corroborated by observable market data. These unobservable inputs can be based in large part on management judgment or estimation and cannot be supported by reference to market activity. Even though unobservable, management believes these inputs are based on assumptions deemed appropriate given the circumstances and consistent with what other market participants would use when pricing similar assets and liabilities. For the Company’s invested assets, this category generally includes corporate securities (primarily private placements and bank loans), asset-backed securities (including those with exposure to subprime mortgages), and to a lesser extent, certain residential and commercial mortgage-backed securities, among others. Prices are determined using valuation methodologies such as discounted cash flow models and other similar techniques. Non-binding broker quotes, which are utilized when pricing service information is not available, are reviewed for reasonableness based on the Company’s understanding of the market, and are generally considered Level 3. Under certain circumstances, based on its observations of transactions in active markets, the Company may conclude the prices received from independent third party pricing services or brokers are not reasonable or reflective of market activity. In those instances, the Company would apply internally developed valuation techniques to the related assets or liabilities. Additionally, the Company’s embedded derivatives, all of which are associated with reinsurance treaties, are classified in Level 3 since their values include significant unobservable inputs.

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

Assets and Liabilities by Hierarchy Level

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and December 31, 2011 are summarized below (dollars in thousands):

December 31, 2012:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
Corporate securities	$12,380,071	$43,544	$10,667,964	$1,668,563
Canadian and Canadian provincial governments	4,049,334	--	4,049,334	--
Residential mortgage-backed securities	1,042,064	--	948,133	93,931
Asset-backed securities	691,555	--	459,164	232,391
Commercial mortgage-backed securities	1,698,903	--	1,531,897	167,006
U.S. government and agencies securities	265,190	192,780	67,872	4,538
State and political subdivision securities	302,498	--	259,286	43,212
Other foreign government, supranational and foreign government-sponsored enterprises	1,861,999	297,025	1,536,694	28,280

Total fixed maturity securities – available-for-sale	22,291,614	533,349	19,520,344	2,237,921
Funds withheld at interest – embedded derivatives	(243,177)	--	--	(243,177)
Cash equivalents	575,864	575,864	--	--
Short-term investments	239,131	178,923	38,177	22,031
Other invested assets:
Non-redeemable preferred stock	74,841	64,268	10,573	--
Other equity securities	147,859	147,859	--	--
Derivatives:
Interest rate swaps	104,972	--	104,972	--
Foreign currency forwards	1,017	--	1,017	--
CPI swaps	1,446	--	1,446	--
Credit default swaps	(1,741)	--	(1,741)	--
Equity options	62,514	--	62,514	--
Collateral	17,002	1,323	15,679	--
Other	11,951	11,951	--	--

Total other invested assets	419,861	225,401	194,460	--

Total	$23,283,293	$1,513,537	$19,752,981	$2,016,775

Liabilities:
Interest sensitive contract liabilities – embedded derivatives	$912,361	$--	$--	$912,361
Other liabilities:
Derivatives:
Interest rate swaps	196	--	196	--
Foreign currency forwards	2,105	--	2,105	--
Credit default swaps	1,953	--	1,953	--
Foreign currency swaps	27,398	--	27,398	--

Total	$944,013	$--	$31,652	$912,361

December 31, 2011:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
Corporate securities	$7,461,106	$76,097	$6,410,840	$974,169
Canadian and Canadian provincial governments	3,869,933	--	3,869,933	--
Residential mortgage-backed securities	1,227,234	--	1,145,579	81,655
Asset-backed securities	401,991	--	208,499	193,492
Commercial mortgage-backed securities	1,242,219	--	1,126,243	115,976
U.S. government and agencies securities	374,002	300,514	73,488	--
State and political subdivision securities	205,386	12,894	182,119	10,373
Other foreign government, supranational and foreign government-sponsored enterprises	1,419,079	223,440	1,195,639	--

Total fixed maturity securities – available-for-sale	16,200,950	612,945	14,212,340	1,375,665
Funds withheld at interest – embedded derivatives	(361,456)	--	--	(361,456)
Cash equivalents	504,522	504,522	--	--
Short-term investments	46,671	37,155	9,516	--
Other invested assets:
Non-redeemable preferred stock	78,183	58,906	19,277	--
Other equity securities	35,717	5,308	18,920	11,489
Derivatives:
Interest rate swaps	168,484	--	168,484	--
Foreign currency forwards	4,560	--	4,560	--
CPI swaps	766	--	766	--
Credit default swaps	(4,003)	--	(4,003)	--
Equity options	87,243	--	87,243	--
Collateral	32,622	27,052	5,570	--
Other	59,373	59,373	--	--

Total other invested assets	462,945	150,639	300,817	11,489
Reinsurance ceded receivable – embedded derivatives	4,945	--	--	4,945

Total	$16,858,577	$1,305,261	$14,522,673	$1,030,643

Liabilities:
Interest sensitive contract liabilities – embedded derivatives	$1,028,241	$--	$--	$1,028,241
Other liabilities:
Derivatives:
Interest rate swaps	3,171	--	3,171	--
Credit default swaps	5,633	--	5,633	--
Equity options	(2,864)	--	(2,864)	--
Foreign currency swaps	23,710	--	23,710	--

Total	$1,057,891	$--	$29,650	$1,028,241

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

For assets and liabilities reported at fair value, the Company utilizes when available, fair values based on quoted prices in active markets that are regularly and readily obtainable. Generally, these are very liquid investments and the valuation does not require management judgment. When quoted prices in active markets are not available, fair value is based on market valuation techniques, market comparable pricing and the income approach. The use of different techniques, assumptions and inputs may have a material effect on the estimated fair values of the Company’s securities holdings. For the quarters ended December 31, 2012 and 2011, the application of market standard valuation techniques applied to similar assets and liabilities has been consistent.

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

Level 3 Measurements and Transfers

As of December 31, 2012 and December 31, 2011, respectively, the Company classified approximately 10.0% and 8.5% of its fixed maturity securities in the Level 3 category. These securities primarily consist of private placement corporate securities and bank loans with inactive trading markets. Additionally, the Company has included asset-backed securities with subprime exposure and mortgage-backed securities with below investment grade ratings in the Level 3 category due to market uncertainty associated with these securities and the Company’s utilization of information from third parties for the valuation of these securities.

The significant unobservable inputs used in the fair value measurement of the Company’s corporate, sovereign, government-backed, other political subdivision and short-term investments are probability of default, liquidity premium and subordination premium. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumptions used for the liquidity premium and subordination premium. For securities with a fair value derived using the market comparable pricing valuation technique, liquidity premium is the only significant unobservable input.

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

The actuarial assumptions used in the fair value of embedded derivatives which include assumptions related to lapses, withdrawals, and mortality, are based on experience studies performed by the Company in combination with available industry information and are reviewed on a periodic basis, at least annually. The significant unobservable inputs used in the fair value measurement of embedded derivatives are assumptions associated with policyholder experience and selected capital market assumptions for equity-indexed and variable annuities. The selected capital market assumptions, which include long-term implied volatilities, are projections based on short-term historical information. Changes in interest rates, equity indices, equity volatility, the Company’s own credit risk, and actuarial assumptions regarding policyholder experience may result in significant fluctuations in the value of embedded derivatives.

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

The following table presents quantitative information about significant unobservable inputs used in Level 3 fair value measurements that are developed by the Company, which does not include Level 3 asset and liability measurements provided by third parties, as of December 31, 2012 (dollars in thousands):

December 31, 2012:		Valuation	Unobservable	Range

	Fair Value	Technique(s)	Input	(Weighted Average)
Assets:
State and political subdivision securities	$5,451	Market comparable securities	Liquidity premium	1%

Corporate securities	450,177	Market comparable securities	Liquidity premium	0-2% (1%)

Short-term investments	22,031	Market comparable securities	Liquidity premium	1%

Funds withheld at interest- embedded derivatives	(243,177)	Total return swap	Mortality	0-100% (1%)

			Lapse	0-35% (6%)

			Withdrawal	0-5% (3%)

			Own Credit	0-1% (1%)

			Crediting rate	2-4% (3%)

December 31, 2012 (continued):		Valuation	Unobservable	Range
	Fair Value	Technique(s)	Input	(Weighted Average)
Liabilities:
Interest sensitive contract liabilities- embedded derivatives- indexed annuities	740,256	Discounted cash flow	Mortality	0-100	% (1%)

			Lapse	0-35	% (6%)

			Withdrawal	0-5	% (3%)

			Option budget projection	2-4	% (3%)

Interest sensitive contract liabilities- embedded derivatives- variable annuities	172,105	Discounted cash flow	Mortality	0-100	% (2%)

			Lapse	0-25	% (5%)

			Withdrawal	0-7	% (3%)

			Own Credit	0-1	% (1%)

			Long-term volatility	0-27	% (14%)

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

Transfers from Level 1 to Level 2 are due to the lack of observable market data when pricing these securities, while transfers from Level 2 to Level 1 are due to an increase in the availability of market observable data in an active market. The following tables present the transfers between Level 1 and Level 2 during the years ended December 31, 2012 and 2011 (dollars in thousands):

	Twelve months ended December 31,
	2012		2011
	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1
Fixed maturity securities - available-for-sale:
Corporate securities	$14,773	$4	$--	$50,238
U.S. government and agencies securities	--	11,152	75,501	--
State and political subdivision securities	12,794	--	--	5,485
Other foreign government, supranational and foreign government-sponsored enterprises	3,222	--	1,845	--

Total fixed maturity securities	30,789	11,156	77,346	55,723
Non-redeemable preferred stock	9,646	11,068	2	3,256
Other equity securities	--	--	2,290	--

Total	$40,435	$22,224	$79,638	$58,979

The tables below provide a summary of the changes in fair value of Level 3 assets and liabilities for the year ended December 31, 2012, as well as the portion of gains or losses included in income for the year ended December 31, 2012 attributable to unrealized gains or losses related to those assets and liabilities still held at December 31, 2012 (dollars in thousands):

For the year ended December 31, 2012:	Fixed maturity securities - available-for-sale
	Corporate securities	Residential mortgage-backed securities	Asset-backed securities	Commercial mortgage-backed securities
Balance January 1, 2012	$974,169	$81,655	$193,492	$115,976
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(6,839)	431	1,214	2,032
Investment related gains (losses), net	(2,884)	(311)	(516)	(9,503)
Claims & other policy benefits	--	--	--	--
Interest credited	--	--	--	--
Policy acquisition costs and other insurance expenses	--	--	--	--
Included in other comprehensive income	34,488	2,863	21,463	24,663
Purchases(1)	853,848	77,781	111,567	31,699
Sales(1)	(60,224)	(48,828)	(13,140)	(14,060)
Settlements(1)	(144,667)	(8,541)	(16,235)	(813)
Transfers into Level 3	65,283	19,632	11,832	64,116
Transfers out of Level 3	(44,611)	(30,751)	(77,286)	(47,104)

Balance December 31, 2012	$1,668,563	$93,931	$232,391	$167,006

Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period

Included in earnings, net:
Investment income, net of related expenses	$(6,852)	$295	$1,156	$2,032
Investment related gains (losses), net	(1,329)	(269)	(849)	(14,163)
Claims & other policy benefits	--	--	--	--
Interest credited	--	--	--	--
Policy acquisition costs and other insurance expenses	--	--	--	--

For the year ended December 31, 2012 (continued):	Fixed maturity securities - available-for-sale
	U.S. Government and agencies securities	State and political subdivision securities	Other foreign government, supranational and foreign government- sponsored enterprises	Funds withheld at interest- embedded derivative
Balance January 1, 2012	$--	$10,373	$--	$(361,456)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(89)	14	(44)	--
Investment related gains (losses), net	--	(16)	--	118,279
Claims & other policy benefits	--	--	--	--
Interest credited	--	--	--	--
Policy acquisition costs and other insurance expenses	--	--	--	--
Included in other comprehensive income	(12)	4,491	(139)	--
Purchases(1)	4,639	--	28,463	--
Sales(1)	--	--	--	--
Settlements(1)	--	(413)	--	--
Transfers into Level 3	--	37,588	--	--
Transfers out of Level 3	--	(8,825)	--	--

Balance December 31, 2012	$4,538	$43,212	$28,280	$(243,177)

Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(89)	$14	$(44)	$--
Investment related gains (losses), net	--	--	--	118,279
Claims & other policy benefits	--	--	--	--
Interest credited	--	--	--	--
Policy acquisition costs and other insurance expenses	--	--	--	--

For the year ended December 31, 2012 (continued):	Short-term investments	Other invested assets- other equity securities	Reinsurance ceded receivable- embedded derivative	Interest sensitive contract liabilities embedded derivative
Balance January 1, 2012	$--	$11,489	$4,945	$(1,028,241)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(11)	--	--	--
Investment related gains (losses), net	--	1,098	--	104,613
Claims & other policy benefits	--	--	--	770
Interest credited	--	--	--	(31,552)
Policy acquisition costs and other insurance expenses	--	--	(449)	--
Included in other comprehensive income	28	843	--	--
Purchases(1)	22,014	108	--	(63,934)
Sales(1)	--	(3,788)	--	--
Settlements(1)	--	--	(4,496)	105,983
Transfers into Level 3	--	--	--	--
Transfers out of Level 3	--	(9,750)	--	--

Balance December 31, 2012	$22,031	$--	$--	$(912,361)

Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(11)	$--	$--	$--
Investment related gains (losses), net	--	(183)	--	97,216
Claims & other policy benefits	--	--	--	56
Interest credited	--	--	--	(129,828)
Policy acquisition costs and other insurance expenses	--	--	(33)	--

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

For the year ended December 31, 2011:	Fixed maturity securities - available-for-sale
	Corporate securities	Residential mortgage-backed securities	Asset-backed securities	Commercial mortgage-backed securities
Balance January 1, 2011	$872,179	$183,291	$228,558	$147,556
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	218	836	1,686	2,321
Investment related gains (losses), net	1,863	(2,032)	(10,236)	(12,354)
Claims & other policy benefits	--	--	--	--
Interest credited	--	--	--	--
Policy acquisition costs and other insurance expenses	--	--	--	--
Included in other comprehensive income	21,011	4,580	3,902	8,060
Purchases(1)	305,401	6,478	65,467	7,683
Issuances
Sales(1)	(48,653)	(21,178)	(27,844)	--
Settlements(1)	(125,797)	(16,672)	(24,092)	(3,548)
Transfers into Level 3	80,302	30,159	45,984	76,955
Transfers out of Level 3	(132,333)	(103,807)	(89,933)	(110,697)

Balance December 31, 2011	$974,191	$81,655	$193,492	$115,976

Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$162	$816	$1,595	$2,307
Investment related gains (losses), net	(1,223)	(594)	(5,058)	(12,366)
Claims & other policy benefits	--	--	--	--
Interest credited	--	--	--	--
Policy acquisition costs and other insurance expenses	--	--	--	--

For the year ended December 31, 2011 (continued):	Fixed maturity securities - available-for-sale
	State and political subdivision securities	Other foreign government, supranational and foreign government- sponsored enterprises	Funds withheld at interest- embedded derivative
Balance January 1, 2011	$6,983	$6,736	$(274,220)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	361	2	--
Investment related gains (losses), net	(15)	--	(87,236)
Claims & other policy benefits	--	--	--
Interest credited	--	--	--
Policy acquisition costs and other insurance expenses	--	--	--
Included in other comprehensive income	3,390	4	--
Purchases(1)	2,334	--	--
Sales(1)	--	--	--
Settlements(1)	(88)	--	--
Transfers into Level 3	48,469	20	--
Transfers out of Level 3	(51,061)	(6,762)	--

Balance December 31, 2011	$10,373	$--	$(361,456)

Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$361	$--	$--
Investment related gains (losses), net	--	--	(87,236)
Claims & other policy benefits	--	--	--
Interest credited	--	--	--
Policy acquisition costs and other insurance expenses	--	--	--

For the year ended December 31, 2011 (continued):	Other invested assets- non- redeemable preferred stock	Other invested assets- other equity securities	Reinsurance ceded receivable- embedded derivative	Interest sensitive contract liabilities embedded derivative
Balance January 1, 2011	$420	$16,416	$75,431	$(721,485)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	--	--	--	--
Investment related gains (losses), net	--	3,504	--	(224,184)
Claims & other policy benefits	--	--	--	(2,230)
Interest credited	--	--	--	(88,255)
Policy acquisition costs and other insurance expenses	--	--	9,421	--
Included in other comprehensive income		(4,663)	--	--
Purchases(1)	--	797	6,201	(71,505)
Sales(1)	(420)	(4,565)	--	--
Settlements(1)	--	--	(86,108)	79,418
Transfers into Level 3	--	--	--	--
Transfers out of Level 3	--	--	--	--

Balance December 31, 2011	$--	$11,489	$4,945	$(1,028,241)

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

Included in earnings, net:
Investment income, net of related expenses	$548	$1,592	$2,731	$3,449
Investment related gains (losses), net	(594)	(4,637)	(4,052)	(6,563)
Claims & other policy benefits	--	--	--	--
Interest credited	--	--	--	--
Policy acquisition costs and other insurance expenses	--	--	--	--

For the year ended December 31, 2010 (continued):	Fixed maturity securities - available-for-sale
	State and political subdivision securities	Other foreign government, supranational and foreign government- sponsored enterprises	Funds withheld at interest- embedded derivative	Short-term investments
Balance January 1, 2010	$12,080	$59,975	$(434,494)	$443
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	118	2	--	--
Investment related gains (losses), net	(14)	(10)	160,274	--
Claims & other policy benefits	--	--	--	--
Interest credited	--	--	--	--
Policy acquisition costs and other insurance expenses	--	--	--	--
Included in other comprehensive income	961	304	--	--
Purchases, issuances, sales and settlements(1)	34,841	1,416	--	381
Transfers into Level 3	1,820	2,178	--	--
Transfers out of Level 3	(42,823)	(57,129)	--	(824)

Balance December 31, 2010	$6,983	$6,736	$(274,220)	$--

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

Nonrecurring Fair Value Measurements – Certain assets are measured at estimated fair value on a non-recurring basis and are not included in the tables presented above. The amounts below relate to certain investments measured at estimated fair value during the period and still held at the reporting dates (dollars in thousands).

	Years Ended December 31,
	2012			2011
	Carrying Value Prior to Measurement	Estimated Fair Value After Measurement	Net Investment Gains (Losses)	Carrying Value Prior to Measurement	Estimated Fair Value After Measurement	Net Investment Gains (Losses)
Mortgage loans(1)	$24,295	$20,480	$(3,815)	$27,227	$21,220	$(6,007)
Limited partnership interests(2)	25,191	16,944	(8,247)	--	--	--
Real estate investments(3)	6,593	4,500	(2,093)	--	--	--

(1)

Mortgage loans — The impaired mortgage loans presented above were written down to their estimated fair values at the date the impairments were recognized and are reported as losses above. Subsequent improvements in estimated fair value on previously impaired loans recorded through a reduction in the previously established valuation allowance are reported as gains above. Nonrecurring fair value adjustments on mortgage loans are based on the fair value of underlying collateral or discounted cash flows and were classified as Level 3 in the fair value hierarchy.

(2)

Limited partnership interests — The impaired investments presented above were accounted for using the cost method. Impairments on these cost method investments were recognized at estimated fair value determined using the net asset values of the Company’s ownership interest as provided in the financial statements of the investees. The valuation of these investments is considered Level 3 in the fair value hierarchy due to the limited activity and price transparency inherent in the market for such investments.

(3)

Real estate investments – The impaired real estate investments presented above were written down to their estimated fair value at the date of impairment and are reported as losses above. The impairments were based on third-party appraisal values obtained and reviewed by the Company.

Fair Value of Financial Instruments

The Company is required by general accounting principles for Fair Value Measurements and Disclosures to disclose the fair value of certain financial instruments including those that are not carried at fair value. The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments, which were not measured at fair value on a recurring basis, at December 31, 2012 and December 31, 2011 (dollars in thousands):

December 31, 2012		Estimated Fair	Fair Value Measurement Using:
	Carrying Value	Value	Level 1	Level 2	Level 3
Assets:
Mortgage loans on real estate	$2,300,587	$2,426,688	$--	$--	$2,426,688
Policy loans	1,278,175	1,278,175	--	1,278,175	--
Funds withheld at interest(1)	5,837,359	6,362,324	--	--	6,362,324
Cash and cash equivalents(2)	684,028	684,028	684,028	--	--
Short-term investments(2)	48,951	48,951	48,951	--	--
Other invested assets(2)	596,336	626,358	--	32,250	594,108
Accrued investment income	201,344	201,344	--	201,344	--
Liabilities:
Interest-sensitive contract liabilities(1)	$11,566,962	$11,926,339	$--	$--	$11,926,339
Long-term debt	1,815,253	2,014,062	--	--	2,014,062
Collateral finance facility	652,010	456,050	--	--	456,050

December 31, 2011:		Estimated Fair
	Carrying Value	Value
Assets:
Mortgage loans on real estate	$991,731	$1,081,924
Policy loans	1,260,400	1,260,400
Funds withheld at interest(1)	5,771,880	6,041,984
Cash and cash equivalents(2)	458,348	458,348
Short-term investments(2)	41,895	41,895
Other invested assets(2)	500,681	503,293
Accrued investment income	144,334	144,334
Liabilities:
Interest-sensitive contract liabilities(1)	$6,203,001	$6,307,779
Long-term debt	1,414,688	1,462,329
Collateral finance facility	652,032	390,900

(1)

Carrying values presented herein differ from those presented in the consolidated balance sheets because certain items within the respective financial statement caption are embedded derivatives and are measured at fair value on a recurring basis.

(2)

Carrying values presented herein differ from those presented in the consolidated balance sheets because certain items within the respective financial statement caption are measured at fair value on a recurring basis.

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

Interest-Sensitive Contract Liabilities – The carrying and fair values of interest-sensitive contract liabilities reflected in the table above exclude contracts with significant mortality risk. The fair value of the Company’s interest-sensitive contract liabilities utilizes a market standard technique with both capital market inputs and policyholder behavior assumptions, as well as cash values adjusted for recapture fees. The capital market inputs to the model, such as interest rates, are generally observable. Policyholder behavior assumptions are generally not observable and may require use of significant management judgment. The valuation of interest-sensitive contract liabilities is considered Level 3 in the fair value hierarchy.

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

Note 7   REINSURANCE

Retrocession reinsurance treaties do not relieve the Company from its obligations to direct writing companies. Failure of retrocessionaires to honor their obligations could result in losses to the Company. Consequently, allowances would be established for amounts deemed uncollectible. At December 31, 2012 and 2011, no allowances were deemed necessary. The Company regularly evaluates the financial condition of the insurance companies from which it assumes and to which it cedes reinsurance.

The effect of reinsurance on net premiums is as follows (dollars in thousands):

Years ended December 31,	2012	2011	2010

Direct	$3,784	$2,590	$2,669
Reinsurance assumed	8,228,811	7,701,594	7,198,219
Reinsurance ceded	(325,999)	(368,497)	(541,208)

Net premiums	$7,906,596	$7,335,687	$6,659,680

The effect of reinsurance on claims and other policy benefits as follows (dollars in thousands):

Years ended December 31,	2012	2011	2010

Direct	$3,694	$4,179	$4,062
Reinsurance assumed	6,912,942	6,472,041	5,877,153
Reinsurance ceded	(250,637)	(251,037)	(334,060)

Net claims and other policy benefits	$6,665,999	$6,225,183	$5,547,155

At December 31, 2012 and 2011, there were no reinsurance ceded receivables associated with a single reinsurer with a carrying value in excess of 5% of total assets.

The effect of reinsurance on life insurance in force is shown in the following schedule (dollars in millions):

Life Insurance In Force:	Direct	Assumed	Ceded	Net	Assumed/Net %

December 31, 2012	$76	$2,927,573	$38,048	$2,889,601	101.31%
December 31, 2011	76	2,664,353	39,987	2,624,442	101.52
December 31, 2010	74	2,540,317	42,582	2,497,809	101.70

At December 31, 2012 and 2011, respectively, the Company provided approximately $6.3 billion and $4.3 billion of financial reinsurance, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures, to other insurance companies under financial reinsurance transactions to assist ceding companies in meeting applicable regulatory requirements. Generally, such financial reinsurance is provided by the Company committing cash or assuming insurance liabilities, which are collateralized by future profits on the reinsured business. The Company earns a fee based on the amount of net outstanding financial reinsurance.

Reinsurance agreements, whether facultative or automatic, may provide for recapture rights on the part of the ceding company. Recapture rights permit the ceding company to reassume all or a portion of the risk formerly ceded to the reinsurer after an agreed-upon period of time, generally 10 years, or in some cases due to changes in the financial condition or ratings of the reinsurer. Recapture of business previously ceded does not affect premiums ceded prior to the recapture of such business, but would reduce premiums in subsequent periods. Additionally, some treaties give the ceding company the right to request the Company to place assets in trust for their benefit to support their reserve credits, in the event of a downgrade of the Company’s ratings to specified levels, generally non-investment grade levels, or if minimum levels of financial condition are not maintained. As of December 31, 2012 and 2011, these treaties had approximately $1,522.1 million and $1,277.2 million, respectively, in statutory reserves. Assets placed in trust continue to be owned by the Company, but their use is restricted based on the terms of the trust agreement. Securities with an amortized cost of $2,140.7 million and $1,534.0 million were held in trust to satisfy collateral requirements for reinsurance business for the benefit of certain RGA subsidiaries at December 31, 2012 and 2011, respectively. In addition, the Company’s collateral finance facility has asset in trust requirements. See Note 14 – “Collateral Finance Facility” for additional information. Securities with an amortized cost of $7,549.0 million and $2,144.6 million, as of December 31, 2012 and 2011, respectively, were held in trust to satisfy collateral requirements under certain third-party reinsurance treaties. Additionally, under certain conditions, RGA may be obligated to move reinsurance from one RGA subsidiary company to another or make payments under the treaty. These conditions include change in control or ratings of the subsidiary, insolvency, nonperformance under a treaty, or loss of reinsurance license of such subsidiary.

Note 8   DEFERRED POLICY ACQUISITION COSTS

The following reflects the amounts of policy acquisition costs deferred and amortized (dollars in thousands):

As of December 31,	2012	2011
Deferred policy acquisition costs:
Assumed	$3,677,804	$3,605,611
Retroceded	(58,530)	(61,686)

Net	$3,619,274	$3,543,925

Years ended December 31,	2012	2011	2010
Balance, beginning of year	$3,543,925	$3,314,715	$3,355,275
Capitalized
Assumed	1,081,599	947,014	885,450
Retroceded	(11,814)	(13,411)	(13,838)
Amortized (including interest):
Assumed	(975,844)	(820,084)	(831,979)
Allocated to change in value of embedded derivatives	(42,183)	114,877	(108,515)
Retroceded	14,970	14,084	12,390
Attributed to unrealized investment gains (losses)	(14,938)	(7,448)	(15,671)
Foreign currency changes	23,559	(5,822)	31,603

Balance, end of year	$3,619,274	$3,543,925	$3,314,715

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

Note 9   INCOME TAX

Pre-tax income for the years ended December 31, 2012, 2011 and 2010 consists of the following (dollars in thousands):

	2012	2011	2010
Pre-tax income - U.S.	$644,219	$400,278	$500,938
Pre-tax income - foreign	275,004	363,293	305,243

Total pre-tax income	$919,223	$763,571	$806,181

The provision for income tax expense for the years ended December 31, 2012, 2011 and 2010 consists of the following (dollars in thousands):

	2012	2011	2010
Current income tax expense (benefit):
U.S.	$52,378	$(1,605)	$(217,970)
Foreign	36,840	50,138	63,233

Total current	89,218	48,533	(154,737)

Deferred income tax expense (benefit):
U.S.	183,929	155,895	392,905
Foreign	14,183	13,098	32,271

Total deferred	198,112	168,993	425,176

Total provision for income taxes	$287,330	$217,526	$270,439

Provision for income tax expense differed from the amounts computed by applying the U.S. federal income tax statutory rate of 35% to pre-tax income as a result of the following for the years ended December 31, 2012, 2011 and 2010 (dollars in thousands):

	2012	2011	2010

Tax provision at U.S. statutory rate	$321,728	$267,250	$282,163
Increase (decrease) in income taxes resulting from:
Foreign tax rate differing from U.S. tax rate	(14,705)	(9,681)	(7,544)
Differences in tax basis in foreign jurisdictions	(21,086)	(11,584)	(5,210)
Deferred tax valuation allowance	635	4,147	(11)
Amounts related to tax audit contingencies	2,260	5,562	3,942
Corporate rate changes - Canada	1,374	(40,593)	--
Corporate rate changes - other	(1,070)	(1,933)	--
Subpart F	13,571	9,340	--
Foreign tax credits	(7,808)	(3,546)	--
Return to provision adjustments	(7,351)	(1,863)	(2,322)
Other, net	(218)	427	(579)

Total provision for income taxes	$287,330	$217,526	$270,439

Effective tax rate	31.3%	28.5%	33.5%

The American Taxpayer Relief Act of 2012 (the “Act”) was signed into law on January 2, 2013. The Act retroactively restored several expired business tax provisions, including the active financing exception. Because a change in tax law is accounted for in the period of enactment, the retroactive effect of the Act on the Company’s U.S. federal taxes for 2012 of a benefit of approximately $1.0 million will be recognized in 2013.

In 2011, the Company recognized an income tax benefit associated with previously enacted reductions in federal statutory tax rates and adjustments to various provincial statutory tax rates in Canada. This 2007 tax rate change enactment included phased in effective dates through 2012. These adjustments in tax rates should have been recognized beginning in 2007, when the Canadian tax legislation was enacted. The Company recorded a cumulative tax benefit adjustment of $30.7 million in 2011 in “Provision for income taxes” to correct the deferred tax liabilities that were not properly recorded. If the impact of the tax rates had been recorded in the prior years, the Company estimates that it would have recognized approximately $3.0 million, $6.0 million, $9.0 million and $12.0 million of tax benefit in the years ended 2007, 2008, 2009 and 2010, respectively.

Total income taxes for the years ended December 31, 2012, 2011 and 2010 were as follows (dollars in thousands):

	2012	2011	2010
Provision for income taxes	$287,330	$217,526	$270,439
Income tax from OCI and additional paid-in-capital:
Net unrealized holding gain (loss) on debt and equity securities recognized for financial reporting purposes	246,682	275,975	267,445
Exercise of stock options	(2,902)	(4,934)	2,255
Foreign currency translation	(921)	1,579	(19,633)
Unrealized pension and post retirement	(2,779)	(8,581)	911

Total income taxes provided	$527,410	$481,565	$521,417

The tax effects of temporary differences that give rise to significant portions of the deferred income tax asset and liabilities at December 31, 2012 and 2011, are presented in the following tables (dollars in thousands):

	2012	2011
Deferred income tax assets:
Nondeductible accruals	$77,116	$51,101
Differences between tax and financial reporting amounts concerning certain reinsurance transactions	17,054	17,097
Investment income differences	109,275	98,496
Deferred acquisition costs capitalized for tax	91,886	67,006
Net operating loss carryforward	159,821	174,503
Differences in foreign currency translation	621	--
Capital loss and tax credit carryforwards	23,595	41,737

Subtotal	479,368	449,940
Valuation allowance	(10,100)	(8,630)

Total deferred income tax assets	469,268	441,310

Deferred income tax liabilities:
Deferred acquisition costs capitalized for financial reporting	1,082,394	1,047,748
Differences between tax and financial reporting amounts concerning certain reinsurance transactions	637,002	473,767
Differences in the tax basis of cash and invested assets	832,940	574,738
Investment income differences	12,719	13,499
Differences in foreign currency translation	--	8,604

Total deferred income tax liabilities	2,565,055	2,118,356

Net deferred income tax liabilities	$2,095,787	$1,677,046

Balance sheet presentation of net deferred income tax liabilities:
Included in other assets	$24,714	$2,788
Included in deferred income taxes	2,120,501	1,679,834

Net deferred income tax liabilities	$2,095,787	$1,677,046

As of December 31, 2012, a valuation allowance for deferred tax assets of approximately $10.1 million was provided on the total deferred tax assets of RGA Holdings Limited UK, RGA Technology Partners, Inc. (“RTP”) Canadian Branch, RTP UK Branch, RGA International German Branch, RGA International Netherlands Branch, RGA International Poland Branch and on RGA’s deferred tax asset related to share expense for foreign entities. As of December 31, 2011 a valuation allowance for deferred tax assets of approximately $8.6 million was provided on the total deferred tax assets of RGA Holdings Limited UK, RTP Canadian Branch, RTP UK Branch, RGA International German Branch, RGA International Netherlands Branch and on RGA’s deferred tax asset related to share expense for foreign entities. The Company utilizes valuation allowances when it believes, based on the weight of the available evidence, that it is more likely than not that the deferred income taxes will not be realized.

The earnings of substantially all of the Company’s foreign subsidiaries have been indefinitely reinvested in foreign operations. A provision of $4.2 million has been made for U.S. taxes on repatriation. No other provision has been made for U.S. tax or foreign withholding taxes that may be applicable upon any repatriation or sale. The determination of the unrecognized deferred tax liability for temporary differences related to investments in the Company’s foreign subsidiaries is not practicable. At December 31, 2012 and 2011, the financial reporting basis in excess of the tax basis for which no deferred taxes have been recognized was approximately $663.9 million and $777.3 million, respectively.

During 2012, 2011, and 2010, the Company received federal and foreign income tax refunds of approximately $16.2 million, $11.1 million and $37.5 million, respectively. The Company made cash income tax payments of approximately $113.2 million, $140.1 million and $48.0 million in 2012, 2011 and 2010, respectively. At December 31, 2012 and 2011, the Company recognized gross deferred tax assets associated with net operating losses of approximately $555.4 million and $562.7 million, respectively, $293.7 million of which will begin to expire in 2025. The remaining net operating losses have either a valuation allowance or indefinite carryforward periods. However, these net operating losses, other than the net operating losses for which there is a valuation allowance, are expected to be utilized in the normal course of business during the period allowed for carryforwards and in any event, are not expected to be lost, due to the application of tax planning strategies that management would utilize.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is under continuous examination by the Internal Revenue Service and is subject to audit by taxing authorities in other foreign jurisdictions in which the Company has significant business operations. The income tax years under examination vary by jurisdiction. With a few exceptions, the Company is no longer subject to U.S. federal, state and foreign tax examinations by tax authorities for years prior to 2006.

As of December 31, 2012, the Company’s total amount of unrecognized tax benefits was $245.6 million and the total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, was $30.8 million. It is reasonably possible that the Company’s liability for unrecognized tax benefits will decrease by approximately $3.1 million with regards to the items affecting the effective rate over the next 12 months. The reduction relates to the expiration of the statute of limitations.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2012, 2011 and 2010, is as follows (dollars in thousands):

	Total Unrecognized Tax Benefits
	2012	2011	2010
Beginning balance, January 1	$194,260	$182,354	$221,040
Additions for tax positions of prior years	47,438	7,968	17,255
Reductions for tax positions of prior years	--	--	(59,879)
Additions for tax positions of current year	3,938	3,938	3,938

Ending balance, December 31	$245,636	$194,260	$182,354

The Company recognized interest expense associated with uncertain tax positions in 2012 and 2011 of $9.9 million and $7.1 million, respectively, and a benefit in interest expense of $1.4 million in 2010. As of December 31, 2012 and 2011, the Company had $49.6 million and $39.8 million, respectively, of accrued interest related to unrecognized tax benefits.

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

The Company also provides certain health care and life insurance benefits for retired employees. The health care benefits are provided through a self-insured welfare benefit plan. Employees become eligible for these benefits if they meet minimum age and service requirements. The retiree’s cost for health care benefits varies depending upon the credited years of service. The Company recorded benefits expense of approximately $3.6 million, $2.5 million, and $2.0 million in 2012, 2011 and 2010, respectively that are related to these postretirement plans. Virtually all retirees, or their beneficiaries, contribute a portion of the total cost of postretirement health benefits. Prepaid benefit costs and accrued benefit liabilities are included in other assets and other liabilities, respectively, in the Company’s consolidated balance sheets.

A December 31 measurement date is used for all of the defined benefit and postretirement plans. The status of these plans as of December 31, 2012 and 2011 is summarized below (dollars in thousands):

	December 31,
	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$93,101	$69,626	$28,854	$18,395
Service cost	7,531	5,985	1,641	1,116
Interest Cost	4,072	3,916	1,246	1,035
Participant contributions	--	--	122	176
Actuarial (gains) losses	13,270	16,164	2,341	8,348
Benefits paid	(5,776)	(2,100)	(251)	(216)
Foreign currency rate change effect	561	(490)	--	--

Benefit obligation at end of year	$112,759	$93,101	$33,953	$28,854

	December 31,
	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Change in plan assets:
Fair value of plan assets at beginning of year	$41,300	$35,888	$--	$--
Actual return on plan assets	5,449	540	--	--
Employer contributions	8,543	6,972	129	40
Participant contributions	--	--	122	176
Benefits paid and expenses	(5,776)	(2,100)	(251)	(216)
Administrative expense	--	--	--	--

Fair value of plan assets at end of year	$49,516	$41,300	$--	$--

Funded status at end of year	$(63,243)	$(51,801)	$(33,953)	$(28,854)

	December 31,
	Qualified Plans		Non-Qualified Plans(1)		Total
	2012	2011	2012	2011	2012	2011
Aggregate fair value of plan assets	$49,516	$41,300	$--	$--	$49,516	$41,300
Aggregate projected benefit obligations	62,397	51,980	50,362	41,121	112,759	93,101

Under funded	$(12,881)	$(10,680)	$(50,362)	$(41,121)	$(63,243)	$(51,801)

(1)	For non-qualified plans, there are no required funding levels.

	December 31,
	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$37,314	$30,565	$15,472	$13,875
Net prior service cost	2,506	2,804	--	--

Total	$39,820	$33,369	$15,472	$13,875

The following table presents information for qualified and non-qualified pension plans with a projected benefit obligation in excess of plan assets as of December 31, 2012 and 2011 (dollars in thousands):

	2012	2011
Projected benefit obligation	$112,759	$93,101
Fair value of plan assets	49,516	41,300

The accumulated benefit obligations for all defined benefit pension plans were $106.8 million and $89.5 million at December 31, 2012 and 2011, respectively. The following table presents information for pension plans with an accumulated benefit obligation in excess of plan assets as of December 31, 2012 and 2011 (dollars in thousands):

	2012	2011
Accumulated benefit obligation	$106,845	$89,531
Fair value of plan assets	49,516	41,300

The components of net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income were as follows (dollars in thousands):

	Pension Benefits			Other Benefits
	2012	2011	2010	2012	2011	2010
Net periodic benefit cost:
Service cost	$7,531	$5,985	$4,762	$1,641	$1,116	$847
Interest cost	4,072	3,916	3,420	1,246	1,035	882
Expected return on plan assets	(3,066)	(2,937)	(2,577)	--	--	--
Amortization of prior actuarial losses	3,439	980	688	743	353	236
Amortization of prior service cost	376	399	(171)	--	--	--
Settlements	841	--	--	--	--	--

Net periodic benefit cost	13,193	8,343	6,122	3,630	2,504	1,965

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial (gains) losses	10,888	18,561	(3,743)	2,341	8,348	2,326
Prior service cost	--	--	--	--	--	--
Amortization of actuarial (gains) losses	(3,439)	(980)	(688)	(743)	(353)	(236)
Amortization of prior service cost (credit)	(376)	(399)	171	--	--	--
Settlements	(841)	--	--	--	--	--
Foreign exchange translations and other adjustments	219	(196)	(307)	--	--	--

Total recognized in other comprehensive income	6,451	16,986	(4,567)	1,598	7,995	2,090

Total recognized in net periodic benefit cost and other comprehensive income	$19,644	$25,329	$1,555	$5,228	$10,499	$4,055

The Company expects to contribute to the plans $5.0 million in pension benefits and $0.4 million in other benefits during 2013.

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid (dollars in thousands):

	Pension Benefits	Other Benefits
2013	$4,971	$350
2014	5,320	438
2015	5,547	505
2016	8,297	584
2017	7,167	666
2018-2022	45,270	4,812

The estimated net loss and prior service cost for the defined benefit pension plans and post-retirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $4.0 million and $0.6 million, respectively.

Assumptions

Weighted average assumptions used to determine the accumulated benefit obligation and net benefit cost or income for the year ended December 31:

	Pension Benefits			Other Benefits
	2012	2011	2010	2012	2011	2010
Discount rate used to determine benefit obligation	3.80%	4.48%	5.47%	4.15%	4.50%	5.40%
Discount rate used to determine net benefit cost or income	4.12%	5.22%	5.96%	4.50%	5.40%	5.75%
Expected long-term rate of return on plan assets	7.75%	7.75%	8.50%	--%	--%	--%
Rate of compensation increases	4.20%	4.20%	4.20%	--%	--%	--%

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

The assumed health care cost trend rates used in measuring the accumulated non-pension post-retirement benefit obligation were as follows:

	December 31,
	2012	2011
Pre-Medicare eligible claims	9% down to 5% in 2016	9% down to 5% in 2015
Medicare eligible claims	9% down to 5% in 2015	8% down to 5% in 2013

Assumed health care cost trend rates may have a significant effect on the amounts reported for health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects (dollars in thousands):

	One Percent Increase	One Percent Decrease
Effect on total of service and interest cost components	$826	$(607)
Effect on accumulated postretirement benefit obligation	$8,238	$(6,222)

Plan Assets

Target allocations of assets are determined with the objective of maximizing returns and minimizing volatility of net assets through adequate asset diversification and partial liability immunization. Adjustments are made to target allocations based on the Company’s assessment of the effect of economic factors and market conditions. The target allocations for plan assets are 60% equity securities and 40% debt securities as of December 31, 2012 and 2011. The Company’s plan assets are primarily invested in mutual funds. The mutual funds include holdings of S&P 500 securities, large-cap securities, mid-cap securities, small-cap securities, international securities, corporate debt securities, U.S. and other government securities, mortgage-related securities and cash.

Equity and debt securities are exposed to various risks, such as interest rate risk, credit risk, and overall market volatility. Due to the level of risk associated with certain investment securities, changes in the values of investment securities will occur and any change would affect the amounts reported in the financial statements.

The fair values of the Company’s pension plan assets as of December 31, 2012 and 2011 are summarized below (dollars in thousands):

	December 31, 2012
		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
Mutual Funds(1)	$49,456	$49,456	$--	$--
Cash	60	60	--	--

Total	$49,516	$49,516	$--	$--

(1)	Mutual funds were invested 42% in U.S. equity funds, 39% in U.S. fixed income funds, 16% in non-U.S. equity funds and 3% in other.

	December 31, 2011
		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
Mutual Funds(2)	$41,250	$41,250	$--	$--
Cash	50	50	--	--

Total	$41,300	$41,300	$--	$--

(2)	Mutual funds were invested 43% in bond index funds, 25% in S&P 500 index funds, 12% in mid-cap stock funds, 13% in foreign large blend funds and 7% in small-cap funds.

As of December 31, 2012 and 2011, the Company classified all of its pension plan assets in the Level 1 category as quoted prices in active markets are available for these assets. See Note 6 – “Fair Value of Asset and Liabilities” for additional detail on the fair value hierarchy.

Savings and Investment Plans

Certain subsidiaries of RGA also sponsor saving and investment plans under which a portion of employee contributions are matched. Subsidiary contributions to these plans, which are partially tied to RGA’s financial results, were $6.4 million, $5.1 million and $3.9 million in 2012, 2011 and 2010, respectively.

Note 11    FINANCIAL CONDITION AND NET INCOME ON A STATUTORY BASIS – SIGNIFICANT SUBSIDIARIES

The domestic and foreign insurance subsidiaries of RGA prepare their statutory financial statements in conformity with statutory accounting practices prescribed or permitted by the applicable state insurance department or local regulatory authority, which vary materially from statements prepared in accordance with GAAP. Prescribed statutory accounting practices in the U.S. include publications of the National Association of Insurance Commissioners (“NAIC”), as well as state laws, local regulations and general administrative rules. The differences between statutory financial statements and financial statements prepared in accordance with GAAP vary between jurisdictions. The principal differences between GAAP and NAIC are that statutory financial statements do not reflect deferred policy acquisition costs and limit deferred tax assets, life benefit reserves predominately use interest rate and mortality assumptions prescribed by the NAIC and local regulatory agencies, bonds are generally carried at amortized cost and reinsurance assets and liabilities are presented net of reinsurance.

Statutory net income, and capital and surplus of the Company’s insurance subsidiaries, determined in accordance with statutory accounting practices prescribed by the applicable state insurance department or local regulatory authority are as follows (dollars in thousands):

	Statutory Capital & Surplus		Statutory Net Income (Loss)
	2012	2011	2012	2011	2010
RGA Reinsurance	$1,644,589	$1,515,934	$3,497	$129,717	$68,010
RCM	1,692,200	1,478,864	58,549	37,142	53,690
RGA Canada	725,738	610,142	95,861	102,229	68,561
RGA Barbados	593,048	492,948	78,263	149,015	98,697
RGA Australia	429,042	385,171	36,653	47,211	31,897
RGA Atlantic	426,326	328,491	68,306	70,160	78,227
RGA Americas	307,631	255,259	40,520	65,283	45,281
Other reinsurance subsidiaries	811,684	620,790	(442,414)	(439,625)	80,287

Each U.S. domestic insurance subsidiary’s state of domicile imposes minimum risk-based capital (“RBC”) requirements that were developed by the NAIC. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of total adjusted capital, as defined by the NAIC, to authorized control level RBC, as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. Each of RGA’s U.S. domestic insurance subsidiaries exceeded the minimum RBC requirements for all periods presented herein. These requirements do not represent a significant constraint for the payment of dividends by RGA’s U.S. domestic insurance companies.

The licensing orders of the Company’s special purpose companies stipulate a minimum amount of capital required based on the purpose of the entity and the underlying business. These companies are subject to enhanced oversight by the regulator which includes filing detailed plans of operations before commencing operations or making material changes to existing agreements or entering into new agreements. Each of the Company’s Special Purpose Life Reinsurance Captives (“SPLRC”)

exceeded the minimum capital requirements for all periods presented herein, except for Timberlake Re. See Note 14 – “Collateral Finance Facility” for additional information.

The Company’s foreign insurance subsidiaries prepare financial statements in accordance with local regulatory requirements. The regulatory authorities in these foreign jurisdictions establish some form of minimum regulatory capital and surplus requirements. All of the Company’s foreign insurance subsidiaries have regulatory capital and surplus that exceed the local minimum requirements. These requirements do not represent a significant constraint for the payment of dividends by the Company’s foreign insurance companies.

The state of domicile of two of the Company’s SPLRCs follow certain prescribed accounting practices differing from NAIC statutory accounting practices (“NAIC SAP”) applicable to their statutory financial statements. Specifically, these prescribed practices require that surplus note interest accrued but not approved for payment be reported as a direct reduction of surplus and an addition to the surplus note balance. Under NAIC SAP, surplus note interest is not to be reported until approved for payment and is reported as a reduction of net investment income in the Summary of Operations. In addition, these prescribed practices allow the SPLRC to reflect letters of credit issued for its benefit as an admitted asset and a direct credit to unassigned surplus. Under NAIC SAP, letters of credit issued on behalf of the reporting company are not reported on the balance sheet.

A reconciliation of the Company’s surplus between NAIC SAP and practices prescribed by the state of domicile is shown below (dollars in thousands):

	December 31,
	2012	2011
Prescribed practice – surplus note	$230,291	$138,193
Prescribed practice – letters of credit	(488,000)	(360,000)

Surplus (deficit) – NAIC SAP	$(257,709)	$(221,807)

RCM and RGA Reinsurance are subject to Missouri statutory provisions that restrict the payment of dividends. They may not pay dividends in any 12-month period in excess of the greater of the prior year’s statutory operating income or 10% of capital and surplus at the preceding year-end, without regulatory approval. The applicable statutory provisions only permit an insurer to pay a shareholder dividend from unassigned surplus. Any dividends paid by RGA Reinsurance would be paid to RCM, its parent company, which in turn has restrictions related to its ability to pay dividends to RGA. The assets of RCM consist primarily of its investment in RGA Reinsurance. As of January 1, 2013, RCM and RGA Reinsurance could pay maximum dividends, without prior approval, of approximately $169.2 million and $164.5 million, respectively. The Missouri Department of Insurance, Financial Institution and Professional Registration, allows RCM to pay a dividend to RGA to the extent RCM received the dividend from RGA Reinsurance, without limitation related to the level of unassigned surplus. Dividend payments by other subsidiaries are subject to regulations in the jurisdiction of domicile.

There are no regulatory restrictions that limit the payment of dividends by RGA, except those generally applicable to Missouri corporations. Dividends are payable by Missouri corporations only under the circumstances specified in The General and Business Corporation Law of Missouri. RGA would not be permitted to pay common stock dividends if there is any accrued and unpaid interest on its 6.20% Subordinated Debentures due 2042 and its 6.75% Junior Subordinated Debentures due 2065. Furthermore, the ability of RGA to pay dividends is dependent on business conditions, income, cash requirements of the Company, receipt of dividends from its subsidiaries and other relevant factors.

Note 12    COMMITMENTS AND CONTINGENT LIABILITIES

At December 31, 2012, the Company’s commitments to fund investments were $176.7 million in limited partnerships, $22.2 million in commercial mortgage loans and $68.5 million in bank loans, including revolving credit agreements. At December 31, 2011, the Company’s commitments to fund investments were $156.6 million in limited partnerships, $33.6 million in commercial mortgage loans and $100.0 million in private placement investments. The Company anticipates that the majority of its current commitments will be invested over the next five years; however, these commitments could become due any time at the request of the counterparties. Investments in limited partnerships and private placements are carried at cost or reported using the equity method and included in other invested assets in the consolidated balance sheets. Bank loans are carried at fair value and included in fixed maturities available-for-sale.

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

The Company has obtained bank letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions. At December 31, 2012 and 2011, there were approximately $45.4 million and $15.8 million, respectively, of undrawn outstanding bank letters of credit in favor of third parties. Additionally, the Company utilizes letters of credit to secure reserve credits when it retrocedes business to its subsidiaries, including Parkway Re, Rockwood Reinsurance Company (“Rockwood Re”), Timberlake Financial, RGA Americas, RGA Barbados and RGA Atlantic. The Company cedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions such as the U.S. and the United Kingdom. The capital required to support the business in the affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of December 31, 2012 and 2011, $763.5 million and $582.9 million, respectively, in undrawn letters of credit from various banks were outstanding, backing reinsurance between the various subsidiaries of the Company. The banks providing letters of credit to the Company are included on the NAIC list of approved banks.

The Company maintains three credit facilities, a syndicated revolving credit facility with a capacity of $850.0 million and two letter of credit facilities with a combined capacity of $320.0 million. The Company may borrow cash and obtain letters of credit in multiple currencies under its syndicated revolving credit facility. The following table provides additional information on the Company’s credit facilities as of December 31, 2012 and 2011 (dollars in millions):

		Amount Utilized(1) December 31,
Facility Capacity	Maturity Date	2012	2011	Basis of Fees
$850.0	December 2015	$402.9	$183.5	Senior unsecured long-term debt rating
$200.0	September 2019	200.0	200.0	Fixed
$120.0	May 2016	100.0	--	Fixed

(1)	Represents issued but undrawn letters of credit. There was no cash borrowed for the periods presented.

Fees associated with the Company’s other letters of credit are not fixed for periods in excess of one year and are based on the Company’s ratings and the general availability of these instruments in the marketplace.

RGA has issued guarantees to third parties on behalf of its subsidiaries for the payment of amounts due under certain reinsurance treaties, securities borrowing arrangements and office lease obligations, whereby if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. In limited circumstances, treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA’s subsidiary is relatively new, unrated, or not of a significant size, relative to the ceding company. Liabilities supported by the treaty guarantees, before consideration for any legally offsetting amounts due from the guaranteed party, totaled $686.0 million and $697.5 million as of December 31, 2012 and 2011, respectively, and are reflected on the Company’s consolidated balance sheets in future policy benefits. As of December 31, 2012 and 2011, the Company’s exposure related to treaty guarantees, net of assets held in trust, was $463.5 million and $467.5 million, respectively. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to borrowed securities provide additional security to third parties should a subsidiary fail to make principal and/or interest payments when due. As of December 31, 2012 and 2011, RGA’s obligation related to borrowed securities guarantees was $87.5 million and $150.0 million, respectively. RGA has issued payment guarantees on behalf of two of its subsidiaries in the event the subsidiaries fail to make payment under their office lease obligations, the exposure of which was $10.1 million and $11.7 million as of December 31, 2012 and 2011, respectively.

Manor Re has obtained $300.0 million of collateral financing through 2020 from an international bank which enabled Manor Re to deposit assets in trust to support statutory reserve credit for an affiliated reinsurance transaction. The bank has recourse to RGA should Manor Re fail to make payments or otherwise not perform its obligations under this financing.

The Company, through a wholly-owned subsidiary, has committed to provide statutory reserve support to a third-party through 2035, in exchange for a fee, by funding a loan if certain defined events occur. Such statutory reserves are required under the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX for term life insurance policies and Regulation A-XXX for universal life secondary guarantees). The maximum potential obligation under this commitment is $560.0 million. The third-party has recourse to RGA should the subsidiary fail to provide the required funding, however, as of December 31, 2012, the Company does not believe that it will be required to provide any funding under this commitment as the occurrence of the defined events is considered remote.

In addition, the Company indemnifies its directors and officers as provided in its charters and by-laws. Since this indemnity generally is not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under this indemnity in the future.

The Company leases office space and furniture and equipment under non-cancelable operating lease agreements, which expire at various dates. Future minimum office space annual rentals under non-cancelable operating leases along with associated sublease income at December 31, 2012 are as follows (dollars in thousands):

	Operating Leases	Sublease Income
2013	$14,609	$827
2014	12,378	827
2015	7,089	827
2016	6,369	776
2017	5,152	160
Thereafter	18,876	--

Rent expenses amounted to approximately $19.5 million, $18.8 million and $17.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Note 13     DEBT

The Company’s long-term debt consists of the following (dollars in thousands):

	2012	2011
$400 million 6.20% Subordinated Debentures due 2042	$400,000	$--
$400 million 6.75% Junior Subordinated Debentures due 2065	318,727	318,725
$400 million 5.00% Senior Notes due 2021	398,141	397,920
$400 million 6.45% Senior Notes due 2019	399,534	399,466
$300 million 5.625% Senior Notes due 2017	298,851	298,577

Long-term Debt	$1,815,253	$1,414,688

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

On March 4, 2011, RGA completed the remarketing of approximately 4.5 million trust preferred securities with an aggregate accreted value of approximately $158.2 million that were initially issued as a component of its PIERS Units. When issued, each PIERS Unit initially consisted of a preferred security and a warrant to purchase at any time prior to December 15, 2050, 1.2508 shares of RGA common stock. Approximately 4.4 million of the warrants were exercised on March 4, 2011, at a price of $35.44 per warrant, resulting in the issuance of approximately 5.5 million shares. The warrant exercise price was paid to RGA. Remaining warrants were redeemed in cash at their redemption amount of $14.56 per warrant. As a result of the remarketing, the remarketed preferred securities had a fixed accreted value of $35.44 per security with a fixed annual distribution rate of 2.375% and were repaid on June 5, 2011, the revised maturity date. In the first quarter of 2011, RGA recorded a $4.4 million pre-tax loss, included in other operating expenses, related to the recognition of the unamortized issuance costs of the original preferred securities.

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

The Company may borrow up to $850.0 million in cash and obtain letters of credit in multiple currencies on its revolving credit facility that expires in December 2015. As of December 31, 2012 and 2011, respectively, the Company had no cash borrowings outstanding and $402.9 million and $183.5 million in issued, but undrawn, letters of credit under this facility. As of December 31, 2012 and 2011, the average interest rate on long-term debt outstanding was 5.99% and 5.94%, respectively.

Certain of the Company’s debt agreements contain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of consolidated net worth, maximum ratios of debt to capitalization and change of control provisions. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the various agreements. Additionally, the Company’s debt agreements contain cross-default covenants, which would make outstanding borrowings immediately payable in the event of a material uncured covenant default under any of the agreements, including, but not limited to, non-payment of indebtedness when due for an amount in excess of $100.0 million, bankruptcy proceedings, or any other event which results in the acceleration of the maturity of indebtedness. As of December 31, 2012 and 2011, the Company had $1,815.3 million and $1,414.7 million, respectively, in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, and the Company’s ability to raise additional funds. Repayments of debt due over the next five years total $300.0 million, due 2017.

Note 14     COLLATERAL FINANCE FACILITY

In June 2006, RGA’s subsidiary, Timberlake Financial L.L.C. (“Timberlake Financial”), issued $850.0 million of Series A Floating Rate Insured Notes due June 2036 in a private placement. The notes were issued to fund the collateral requirements for statutory reserves required by the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX) on specified term life insurance policies reinsured by RGA Reinsurance and retroceded to Timberlake Re. Proceeds from the notes, along with a $112.8 million direct investment by the Company, were deposited into a series of accounts that collateralize the notes and are not available to satisfy the general obligations of the Company. As of December 31, 2012 and 2011, respectively, the Company held assets in trust and in custody of $909.2 million and $896.1 million, of which $33.2 million and $33.5 million were held in a Debt Service Coverage account to cover interest payments on the notes. Interest on the notes accrues at an annual rate of 1-month LIBOR plus a base rate margin, payable monthly and totaled $6.9 million, $7.1 million and $7.9 million in 2012, 2011 and 2010, respectively. The payment of interest and principal on the notes is insured through a financial guaranty insurance policy by a monoline insurance company whose parent company is operating under Chapter 11 bankruptcy. The notes represent senior, secured indebtedness of Timberlake Financial without legal recourse to RGA or its other subsidiaries.

Timberlake Financial relies primarily upon the receipt of interest and principal payments on a surplus note and dividend payments from its wholly-owned subsidiary, Timberlake Re, a South Carolina captive insurance company, to make payments of interest and principal on the notes. The ability of Timberlake Re to make interest and principal payments on the surplus note and dividend payments to Timberlake Financial is contingent upon the South Carolina Department of Insurance’s regulatory approval. As of December 31, 2012, Timberlake Re’s surplus totaled $33.0 million. Since Timberlake Re’s capital and surplus fell below the minimum requirement in its licensing order of $35.0 million, it has been required, since the second quarter of 2011, to request approval on a quarterly rather than annual basis and provide additional scenario testing results. Approval to pay interest on the surplus note was granted through March 28, 2013. In the event Timberlake Re did not receive approval to pay Timberlake Financial interest on the surplus notes, Timberlake Financial would still be obligated to pay the interest on its notes. Timberlake Financial has the ability to make such payments until its invested assets in the Debt Service Coverage account are exhausted, at which time, the financial guarantor would be responsible for payment.

During 2011, the Company repurchased $198.5 million face amount of the Timberlake Financial notes for $130.8 million, which was the market value at the date of the purchases. The notes were purchased by RGA Reinsurance. As a result, the Company recorded pre-tax gains of $65.6 million, after fees, in other revenues in 2011.

The Company’s consolidated balance sheets include the assets of Timberlake Financial, a wholly-owned subsidiary, recorded as fixed maturity investments and other invested assets, which consists of restricted cash and cash equivalents, with the liability for the notes recorded as collateral finance facility. The Company’s consolidated statements of income include the investment return of Timberlake Financial as investment income and the cost of the facility is reflected in collateral finance facility expense.

In 2010, Manor Re obtained $300.0 million of collateral financing through 2020 from an international bank which enabled Manor Re to deposit assets in trust to support statutory reserve credit for an affiliated reinsurance transaction. The bank has recourse to RGA should Manor Re fail to make payments or otherwise not perform its obligations under this financing. Interest on the collateral financing accrues at an annual rate of 3-month LIBOR plus a base rate margin, payable quarterly and totaled $5.3 million in both 2012 and 2011.

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

For the years ended December 31,	2012	2011	2010
Revenues:
U.S.	$5,722,634	$4,915,055	$4,966,353
Canada	1,140,264	1,056,031	980,170
Europe & South Africa	1,372,291	1,249,859	960,235
Asia Pacific	1,495,545	1,430,414	1,243,464
Corporate and Other	110,177	178,179	111,508

Total	$9,840,911	$8,829,538	$8,261,730

For the years ended December 31,	2012	2011	2010
Income (loss) before income taxes:
U.S.	$636,410	$425,637	$526,127
Canada	186,971	164,953	121,738
Europe & South Africa	73,947	83,102	72,125
Asia Pacific	45,378	42,234	73,882
Corporate and Other	(23,483)	47,645	12,309

Total	$919,223	$763,571	$806,181

For the years ended December 31,	2012	2011	2010
Interest expense:
Corporate and Other	$105,348	$102,638	$90,996

Total	$105,348	$102,638	$90,996

For the years ended December 31,	2012	2011	2010
Depreciation and amortization:
U.S.	$781,483	$467,266	$753,130
Canada	182,914	168,874	164,120
Europe & South Africa	69,718	58,714	60,121
Asia Pacific	154,362	191,957	141,001
Corporate and Other	4,040	9,002	8,405

Total	$1,192,517	$895,813	$1,126,777

The table above includes amortization of deferred acquisition costs, including the effect from investment related gains and losses.

For the years ended December 31,	2012	2011	2010
Assets:
U.S.	$24,924,363	$17,965,559	$17,301,434
Canada	3,764,002	3,347,771	3,341,062
Europe & South Africa	2,235,199	1,846,751	1,513,323
Asia Pacific	3,208,732	2,902,101	2,369,435
Corporate and Other	6,228,142	5,571,791	4,144,926

Total	$40,360,438	$31,633,973	$28,670,180

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

The following table presents gross premiums generated from each of the segment’s five largest clients in 2012 and 2011 (dollars in thousands):

	Gross Premiums from		Percentage of Segment
	Five Largest Clients		Gross Premiums
For the years ended December 31,	2012	2011	2012	2011
U.S.	$1,511,414	$1,401,487	33.4%	33.5%
Canada	513,945	503,472	53.1	53.6
Europe & South Africa	671,511	634,156	50.2	51.8
Asia Pacific	550,975	603,541	39.6	45.0
Consolidated	1,913,475	1,887,095	23.2	24.5

No individual client generated 10% or more of the Company’s total gross premiums on a consolidated basis in 2012 and 2011. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined. The Corporate and Other segment is excluded from the table above due to immateriality.

Note 16     EQUITY BASED COMPENSATION

The Company adopted the RGA Flexible Stock Plan (the “Plan”) in February 1993, as amended, and the Flexible Stock Plan for Directors (the “Directors Plan”) in January 1997, as amended, (collectively, the “Stock Plans”). The Stock Plans provide for the award of benefits (collectively “Benefits”) of various types, including stock options, stock appreciation rights (“SARs”), restricted stock, performance shares, cash awards, and other stock-based awards, to key employees, officers, directors and others performing significant services for the benefit of the Company or its subsidiaries. As of December 31, 2012, shares authorized for the granting of Benefits under the Plan and the Directors Plan totaled 11,760,077 and 212,500 respectively. The Company uses treasury shares or shares made available from authorized but unissued shares to support the future exercise of options or settlement of awards granted under its stock plans.

Equity-based compensation expense of $28.5 million, $23.1 million, and $18.1 million related to grants or awards under the Stock Plans was recognized in 2012, 2011 and 2010, respectively. Equity-based compensation expense is principally related to the issuance of stock options, performance contingent restricted units, stock appreciation rights and restricted stock.

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

	Stock Options
	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in millions)	Performance Contingent Units
Outstanding January 1, 2010	3,200,639	$39.96		556,216
Granted	535,867	$47.10		253,342
Exercised / Lapsed	(314,815)	$30.80		(93,597)
Forfeited	(39,375)	$43.20		(14,419)

Outstanding December 31, 2010	3,382,316	$41.91		701,542
Granted	503,259	$59.74		222,580
Exercised / Lapsed	(736,452)	$35.26		(146,638)
Forfeited	(42,243)	$45.50		(21,818)

Outstanding December 31, 2011	3,106,880	$46.30		755,666
Granted	685,331	$56.65		257,679
Exercised / Lapsed	(287,485)	$29.96		(282,035)
Forfeited	(50,331)	$52.89		(25,980)

Outstanding December 31, 2012	3,454,395	$49.63	$13.5	705,330

Options exercisable	2,279,783	$48.59	$11.2

The intrinsic value of options exercised was $11.2 million, $12.5 million, and $7.2 million for 2012, 2011 and 2010, respectively.

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding as of 12/31/2012	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable as of 12/31/2012	Weighted-Average Exercise Price
$25.00 - $34.99	635,041	6.0	$32.18	461,326	$32.17
$35.00 - $44.99	141,750	1.0	$39.61	141,750	$39.61
$45.00 - $54.99	891,253	5.0	$47.26	638,286	$47.32
$55.00 +	1,786,351	7.2	$57.80	1,038,421	$57.89

Totals	3,454,395	6.2	$49.63	2,279,783	$48.59

The Black-Scholes model was used to determine the fair value recognized in the financial statements of stock options that have been granted. The Company used daily historical volatility when calculating stock option values. The benchmark rate is based on observed interest rates for instruments with maturities similar to the expected term of the stock options. Dividend yield is determined based on historical dividend distributions compared to the price of the underlying common stock as of the valuation date and held constant over the life of the stock options. The Company estimated expected life using the historical average years to exercise or cancellation. The per share weighted-average fair value of stock options granted during 2012, 2011 and 2010 was $19.65, $22.73 and $15.90 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2012-expected dividend yield of 1.27%, benchmark interest rate of 1.38%, expected life of 6.7 years, and an expected rate of volatility of the stock of 37.15% over the expected life of the options; 2011—expected dividend yield of 0.80%, benchmark interest rate of 2.81%, expected life of 6.7 years, and an expected rate of volatility of the stock of 35.0% over the expected life of the options; and 2010- expected dividend yield of 1.02%, benchmark interest rate of 2.82%, expected life of 6.0 years, and an expected rate of volatility of the stock of 33.9% over the expected life of the options.

During 2012, 2011 and 2010 the Company also issued 257,679, 222,580 and 253,342 performance contingent units (“PCUs”) to key employees at a weighted average fair value per unit of $56.65, $59.74 and $47.10, respectively. As of December 31, 2012, 254,538, 212,339 and 238,453 PCUs were outstanding from the 2012, 2011 and 2010 grants, respectively. Each PCU represents the right to receive up to two shares of Company common stock, depending on the results of certain performance measures over a three-year period. The compensation expense related to the PCUs is recognized ratably over the requisite performance period. In February 2012 and 2011, the board approved a 1.31 and 0.96 share payout for each PCU granted in 2009 and 2008, resulting in the issuance of 362,642 and 141,405 shares of common stock from treasury, respectively.

As of December 31, 2012, the total compensation cost of non-vested awards not yet recognized in the financial statements was $25.3 million. It is estimated that these costs will vest over a weighted average period of 1.9 years.

The majority of the awards granted each year under the board approved incentive compensation package and Directors Plan are made in the first quarter of each year.

Note 17   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share on net income (in thousands, except per share information):

	2012	2011	2010
Earnings:
Net income (numerator for basic and diluted calculations)	$631,893	$546,045	$535,742
Shares:
Weighted average outstanding shares (denominator for basic calculations)	73,737	73,586	73,157
Equivalent shares from outstanding stock options and warrants	416	522	1,537

Diluted shares (denominator for diluted calculations)	74,153	74,108	74,694
Earnings per share:
Basic	$8.57	$7.42	$7.32
Diluted	$8.52	$7.37	$7.17

The calculation of common equivalent shares does not include the impact of options having a strike or conversion price that exceeds the average stock price for the earnings period, as the result would be antidilutive. The calculation of common equivalent shares also excludes the impact of outstanding performance contingent shares, as the conditions necessary for their issuance have not been satisfied as of the end of the reporting period. Approximately 1.8 million, 1.1 million and 0.7 million outstanding stock options were not included in the calculation of common equivalent shares during 2012, 2011 and 2010, respectively. Approximately 0.7 million, 0.8 million and 0.7 million performance contingent shares were excluded from the calculation of common equivalent shares during 2012, 2011 and 2010, respectively.

Note 18   COMPREHENSIVE INCOME

The following table presents the components of the Company’s other comprehensive income (loss) for the years ended December 31, 2012, 2011 and 2010 (dollars in thousands):

For the year ended December 31, 2012:

	Before-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Foreign currency translation adjustments:
Change arising during year	$57,229	$(6,244)	$50,985
Foreign currency swap	(20,470)	7,165	(13,305)

Net foreign currency translation adjustments	36,759	921	37,680

Unrealized gains on investments:(1)
Unrealized net holding gains arising during the year	786,449	(275,181)	511,268
Less: Reclassification adjustment for net gains realized in net income	91,327	(31,964)	59,363

Net unrealized gains	695,122	(243,217)	451,905

Change in unrealized other-than-temporary impairments on fixed maturity securities	9,899	(3,465)	6,434

Unrealized pension and postretirement benefits:
Net prior service cost arising during the year	298	(95)	203
Net loss arising during the period	(8,347)	2,874	(5,473)

Unrealized pension and postretirement benefits, net	(8,049)	2,779	(5,270)

Other comprehensive income	$733,731	$(242,982)	$490,749

For the year ended December 31, 2011:

	Before-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Foreign currency translation adjustments:
Change arising during year	$(28,779)	$121	$(28,658)
Foreign currency swap	4,858	(1,700)	3,158

Net foreign currency translation adjustments	(23,921)	(1,579)	(25,500)

Unrealized gains on investments:(1)
Unrealized net holding gains arising during the year	1,118,586	(302,134)	816,452
Less: Reclassification adjustment for net gains realized in net income	72,841	(25,494)	47,347

Net unrealized gains	1,045,745	(276,640)	769,105

Change in unrealized other-than-temporary impairments on fixed maturity securities	(1,901)	665	(1,236)

Unrealized pension and postretirement benefits:
Net prior service cost arising during the year	460	(185)	275
Net gain arising during the period	(25,441)	8,766	(16,675)

Unrealized pension and postretirement benefits, net	(24,981)	8,581	(16,400)

Other comprehensive income	$994,942	$(268,973)	$725,969

For the year ended December 31, 2010:
	Before-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Foreign currency translation adjustments:
Change arising during year	$72,989	$5,177	$78,166
Foreign currency swap	(41,302)	14,456	(26,846)

Net foreign currency translation adjustments	31,687	19,633	51,320

Unrealized gains (losses) on investments:
Unrealized net holding gains arising during the year	849,226	(279,620)	569,606
Less: Reclassification adjustment for net losses realized in net income	41,069	(14,374)	26,695

Net unrealized gains	808,157	(265,246)	542,911

Change in unrealized other-than-temporary impairments on fixed maturity securities	6,279	(2,198)	4,081

Unrealized pension and postretirement benefits:
Net prior service cost arising during the year	(321)	108	(213)
Net loss arising during the period	2,798	(1,019)	1,779

Unrealized pension and postretirement benefits, net	2,477	(911)	1,566

Other comprehensive income	$848,600	$(248,722)	$599,878

(1)	Includes cash flow hedges. See Note 5 - “Derivative Instruments” for additional information on cash flow hedges.

A summary of the components of net unrealized appreciation (depreciation) of balances carried at fair value is as follows (dollars in thousands):

For the years ended December 31,	2012	2011	2010
Change in net unrealized appreciation (depreciation) on:
Fixed maturity securities available-for-sale	$713,778	$1,058,505	$813,174
Other investments(1)	6,181	(7,213)	16,933
Effect on unrealized appreciation on:
Deferred policy acquisition costs	(14,938)	(7,448)	(15,671)

Net unrealized appreciation	$705,021	$1,043,844	$814,436

(1)	Includes cash flow hedges. See Note 5 - “Derivative Instruments” for additional information on cash flow hedges.

The balance of and changes in each component of AOCI were as follows (dollars in thousands):

	Accumulated Currency Translation Adjustments	Unrealized Appreciation (Depreciation) of Investments	Pension and Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
For the year ended December 31, 2012
Balance, beginning of year	$229,795	$1,419,318	$(30,960)	$1,618,153
Change in foreign currency translation adjustments	37,680	--	--	37,680
Unrealized gain on investments(1)	--	451,905	--	451,905
Change in other-than-temporary impairment losses on fixed maturity securities	--	6,434	--	6,434
Changes in pension and other postretirement plan adjustments	--	--	(5,270)	(5,270)

Balance, end of year	$267,475	$1,877,657	$(36,230)	$2,108,902

For the year ended December 31, 2011
Balance, beginning of year	$255,295	$651,449	$(14,560)	$892,184
Change in foreign currency translation adjustments	(25,500)	--	--	(25,500)
Unrealized gain on investments(1)	--	769,105	--	769,105
Change in other-than-temporary impairment losses on fixed maturity securities	--	(1,236)	--	(1,236)
Changes in pension and other postretirement plan adjustments	--	--	(16,400)	(16,400)

Balance, end of year	$229,795	$1,419,318	$(30,960)	$1,618,153

For the year ended December 31, 2010
Balance, beginning of year	$203,975	$104,457	$(16,126)	$292,306
Change in foreign currency translation adjustments	51,320	--	--	51,320
Unrealized gain on investments	--	542,911	--	542,911
Change in other-than-temporary impairment losses on fixed maturity securities	--	4,081	--	4,081
Changes in pension and other postretirement plan adjustments	--	--	1,566	1,566

Balance, end of year	$255,295	$651,449	$(14,560)	$892,184

(1)	Includes cash flow hedges. See Note 5 - “Derivative Instruments” for additional information on cash flow hedges.

Note 19   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Years Ended December 31,
(in thousands, except per share data)
2012	First	Second	Third	Fourth
Total Revenues	$2,292,975	$2,375,753	$2,449,081	$2,723,102
Total benefits and expenses	2,112,212	2,159,861	2,247,602	2,402,013
Income before income taxes	180,763	215,892	201,479	321,089
Net Income	123,318	141,111	144,475	222,989

Earnings Per Share:
Basic earnings per share	$1.68	$1.91	$1.96	$3.02
Diluted earnings per share	1.67	1.91	1.95	3.00

Dividends declared per share	$0.18	$0.18	$0.24	$0.24

Market price of common stock
Quarter end	$59.47	$53.21	$57.87	$53.52
Common stock price, high	59.97	59.87	60.69	60.20
Common stock price, low	51.19	48.80	52.75	48.36

Total outstanding common shares - end of period	73,712	73,722	73,852	73,927

2011	First	Second	Third	Fourth
Total Revenues	$2,282,435	$2,203,977	$1,994,907	$2,348,219
Total benefits and expenses	2,055,680	2,016,808	1,838,511	2,154,968
Income before income taxes	226,755	187,169	156,396	193,251
Net Income	148,920	123,944	134,602	138,579

Earnings Per Share:
Basic earnings per share	$2.03	$1.68	$1.82	$1.89
Diluted earnings per share	2.02	1.66	1.81	1.88

Dividends declared per share	$0.12	$0.12	$0.18	$0.18

Market price of common stock
Quarter end	$62.78	$60.86	$45.95	$52.25
Common stock price, high	63.14	63.73	64.32	55.51
Common stock price, low	53.92	58.40	44.51	44.67

Total outstanding common shares—end of period	73,797	74,076	73,267	73,368

Reinsurance Group of America, Incorporated common stock is traded on the New York Stock Exchange (NYSE) under the symbol “RGA”. There were 76,603 stockholders of record of RGA’s common stock on January 31, 2013.

Note 20   SUBSEQUENT EVENTS

On January 17, 2013, the Company repurchased $160.0 million face amount of the Timberlake Financial notes for $112.0 million, which was the market value at the date of the purchase. The notes were purchased by RGA Reinsurance. As a result, the Company will record pre-tax gains of $46.5 million, after fees, in other revenues in the first quarter of 2013.

On January 24, 2013, RGA’s board of directors authorized a share repurchase program for up to $200.0 million of RGA’s outstanding common stock. This new authorization was effective January 24, 2013, does not have an expiration date and supersedes the January 2002 stock repurchase authorization. Repurchases, if any, will be made in accordance with applicable securities laws through market transactions, block trades, privately negotiated transactions, or other means or a combination of these methods. The timing and number of any share repurchase is dependent on a variety of factors, including share price, corporate and regulatory requirements and market and business conditions. Repurchases may be commenced or suspended from time to time without prior notice.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Reinsurance Group of America, Incorporated

Chesterfield, Missouri

We have audited the accompanying consolidated balance sheets of Reinsurance Group of America, Incorporated and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules listed in the Index at Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Reinsurance Group of America, Incorporated and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

St. Louis, Missouri

February 28, 2013

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

There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Financial management has documented and evaluated the effectiveness of the internal control of the Company as of December 31, 2012 pertaining to financial reporting in accordance with the criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In the opinion of management, the Company maintained effective internal control over financial reporting as of December 31, 2012.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Reinsurance Group of America, Incorporated

Chesterfield, Missouri

We have audited the internal control over financial reporting of Reinsurance Group of America, Incorporated and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules of the Company as of and for the year ended December 31, 2012, and our report dated February 28, 2013, expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

St. Louis, Missouri

February 28, 2013

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

Scott D. Cochran, 40, is Executive Vice President, Global Financial Solutions and Acquisitions. Until January 2011, Mr. Cochran was RGA’s Chief Risk Officer, responsible globally for enterprise risk management and various actuarial areas. Prior to joining the Company in 2005, Mr. Cochran served in numerous product development and management roles for CNA/Swiss Re and other insurance and reinsurance organizations.

William L. Hutton, 53, is Executive Vice President, General Counsel and Secretary of the Company. Mr. Hutton joined General American as Counsel in 1998, and served as Associate General Counsel of the Company from 2008-2011. Mr. Hutton also serves as an officer of several RGA subsidiaries.

Donna H. Kinnaird, 61, is Senior Executive Vice President and Chief Operating Officer. Before coming to RGA in 2012, Ms. Kinnaird was President of Swiss Re Life and Health America Inc. and President and Chief Executive Officer of its Reassure America Life Insurance Company. She has also held Chief Financial Officer and Chief Operating Officer roles in life insurance companies.

Todd C. Larson, 49, is Executive Vice President, Corporate Finance and Treasurer. Mr. Larson previously was Assistant Controller at Northwestern Mutual Life Insurance Company from 1994 through 1995 and prior to that position was an accountant for KPMG LLP from 1985 through 1993. Mr. Larson also serves as a director and officer of several RGA subsidiaries.

Jack B. Lay, 58, is Senior Executive Vice President and Chief Financial Officer. Prior to joining the Company in 1994, Mr. Lay served as Second Vice President and Associate Controller at General American. In that position, he was responsible for all external financial reporting as well as merger and acquisition support. Before joining General American in 1991, Mr. Lay was a partner in the financial services practice with the St. Louis office of KPMG LLP. Mr. Lay also serves as a director and officer of several RGA subsidiaries.

Anna Manning, 54, is Executive Vice President and Head of U.S. Markets. Until January 2011, Ms. Manning was Executive Vice President and Chief Operating Officer for RGA International Corporation. Prior to joining the Company in 2007, she was a senior consultant in the Toronto office of Towers Perrin’s Tillinghast insurance consulting practice, where she provided consulting services to insurance companies in the areas of mergers and acquisitions, financial reporting, product development, and value-added performance measurements. Before joining Tillinghast, Ms. Manning was with Manulife Financial.

Alain Néemeh, 45, is President and Chief Executive Officer of RGA Life Reinsurance Company of Canada and Head of Global Mortality Products. He served as Executive Vice President of Operations and Chief Financial Officer of RGA Canada from 2001 until he attained his current position in 2006. He joined the finance area at RGA Canada in 1997 from KPMG LLP, where he provided audit and other services to a variety of clients in the financial services, manufacturing and retail sectors.

Allan O’Bryant, 54, is Executive Vice President and Head of International Markets and Operations. Prior to joining the Company in 2010, Mr. O’Bryant was President and Chief Executive Officer of Yunzei Capital, L.L.C., a private equity firm based in both Seattle and Tokyo. He also served as a Senior Advisor to Lehman Brothers Inc. in Tokyo. Before then, he served as President of Aflac International Inc., Deputy Chief Financial Officer of Aflac, Inc., and Chairman and Chief Executive Officer of several of Aflac’s international subsidiaries.

Paul A. Schuster, 58, is Senior Executive Vice President, Global Group, Health and Long Term Care, and Global Financial Solutions. He served as Senior Vice President, U.S. Division from January 1997 to December 1998. Mr. Schuster was Reinsurance Actuarial Vice President in 1995 and Senior Vice President & Chief Actuary of the Company in 1996. Prior to the formation of RGA, Mr. Schuster served as Second Vice President and Reinsurance Actuary of General American. Prior to joining General American in 1991, he served as Vice President and Assistant Director of Reinsurance Operations of the ITT Lyndon Insurance Group from 1988 to 1991 and in a variety of actuarial positions with General Reassurance Corporation from 1976 to 1988. Mr. Schuster also serves as a director and officer of several RGA subsidiaries.

A. Greig Woodring, 61, is President and Chief Executive Officer of the Company. Mr. Woodring also headed the reinsurance business of General American Life Insurance Company from 1986 until the Company’s formation in December 1992. He also serves as a director and officer of a number of subsidiaries of the Company.

Corporate Governance

The Company has adopted a Principles of Ethical Business Conduct (the “Principles”), a Directors’ Code of Conduct (the “Directors’ Code”), and a Financial Management Code of Professional Conduct (the “Financial Management Code”). The Principles apply to all employees and officers of the Company and its subsidiaries. The Directors’ Code applies to directors of the Company and its subsidiaries. The Financial Management Code applies to our chief executive officer, chief financial officer, corporate controller, primary financial officers in each business unit, and all professionals in finance and finance-related departments. The Company intends to satisfy its disclosure obligations under Item 10 of Form 8-K by posting on its website information about amendments to, or waivers from a provision of the Financial Management Code that applies to the Company’s chief executive officer, chief financial officer, and corporate controller. Each of the three Codes described above is available on the Company’s website at www.rgare.com.

Also available on the Company’s website are the following other items: Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, Nominating and Governance Committee Charter and Finance, Investment and Risk Management Committee Charter (collectively “Governance Documents”).

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

The following table summarizes information regarding securities authorized for issuance under equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,190,525 (1)	$49.63 (2) (3)	1,734,737 (4)
Equity compensation plans not approved by security holders	--	--	--
Total	4,190,525 (1)	$49.63 (2) (3)	1,734,737 (4)

(1)

Includes the number of securities to be issued upon exercises under the following plans: Flexible Stock Plan - 4,159,725; Flexible Stock Plan for Directors – 7,700; and Phantom Stock Plan for Directors – 23,100.

(2)

Does not include 705,330 performance contingent units outstanding under the Flexible Stock Plan or 23,100 phantom units outstanding under the Phantom Stock Plan for Directors because those securities do not have an exercise price (i.e. a unit is a hypothetical share of Company common stock with a value equal to the fair market value of the common stock).

(3)	Reflects the blended weighted-average exercise price of outstanding options under the Flexible Stock Plan $49.63.

(4)

Includes the number of securities remaining available for future issuance under the following plans: Flexible Stock Plan – 1,666,865; Flexible Stock Plan for Directors – 51,653; and Phantom Stock Plan for Directors – 16,219.

On January 24, 2013, RGA’s board of directors authorized a share repurchase program for up to $200.0 million of RGA’s outstanding common stock. This new authorization was effective January 24, 2013, does not have an expiration date and supersedes the January 2002 stock repurchase authorization. Repurchases, if any, will be made in accordance with applicable securities laws through market transactions, block trades, privately negotiated transactions, or other means or a combination of these methods. The timing and number of any share repurchase is dependent on a variety of factors, including share price, corporate and regulatory requirements and market and business conditions. Repurchases may be commenced or suspended from time to time without prior notice.

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

See the Index to Exhibits on page 160.

REINSURANCE GROUP OF AMERICA, INCORPORATED

SCHEDULE I-SUMMARY OF INVESTMENTS-OTHER THAN

INVESTMENTS IN RELATED PARTIES

December 31, 2012

(in millions)

Type of Investment	Cost	Fair Value	Amount at Which Shown in the Balance Sheets(1)
Fixed maturity securities:
Bonds:
United States government and government agencies and authorities	$231	$265	$265
State and political subdivisions	270	303	303
Foreign governments(2)	4,447	5,911	5,911
Public utilities	1,800	2,003	2,003
Mortgage-backed and asset-backed securities	3,278	3,433	3,433
All other corporate bonds	9,534	10,377	10,377

Total fixed maturity securities	19,560	22,292	22,292

Equity securities:
Non-redeemable preferred stock	149	148	148
Other equity securities	68	75	75

Total equity securities	217	223	223

Mortgage loans on real estate	2,300		2,300
Policy loans	1,278		1,278
Funds withheld at interest	5,594		5,594
Short-term investments	288		288
Other invested assets	937		937

Total investments	$30,174		$32,912

(1)	Fixed maturity securities are classified as available-for-sale and carried at fair value.

(2)   Includes fixed maturities directly issued by foreign governments, supranational and foreign government-sponsored enterprises.

REINSURANCE GROUP OF AMERICA, INCORPORATED

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

December 31,

(dollars in thousands)

	2012	2011	2010
CONDENSED BALANCE SHEETS
Assets:
Fixed maturity securities available-for-sale, at fair value	$604,896	$467,306
Short-term and other investments	64,681	44,825
Cash and cash equivalents	52,680	71,506
Investment in subsidiaries	8,148,532	6,879,608
Loans to subsidiaries	1,025,000	775,000
Other assets	155,190	132,841

Total assets	$10,050,979	$8,371,086

Liabilities and stockholders’ equity:
Long-term debt - unaffiliated(1)	$1,895,181	$1,494,615
Long-term debt - affiliated(2)	500,000	500,000
Other liabilities	745,611	557,773
Stockholders’ equity	6,910,187	5,818,698

Total liabilities and stockholders’ equity	$10,050,979	$8,371,086

CONDENSED STATEMENTS OF INCOME
Interest / dividend income(3)	$86,396	$245,631	$128,448
Investment related gains (losses), net	4,515	1,723	2,944
Operating expenses	(26,431)	(32,550)	(19,442)
Interest expense	(143,260)	(111,600)	(96,556)

Income (loss) before income tax and undistributed earnings of subsidiaries	(78,780)	103,204	15,394
Income tax expense (benefit)	(9,566)	8,935	6,707

Net income (loss) before undistributed earnings of subsidiaries	(69,214)	94,269	8,687
Equity in undistributed earnings of subsidiaries	701,107	451,776	527,055

Net income	631,893	546,045	535,742
Other comprehensive income	9,984	(12,265)	20,144

Total comprehensive income	$641,877	$533,780	$555,886

The condensed financial information of RGA (the “Parent Company”) should be read in conjunction with the consolidated financial statements of RGA and its subsidiaries and the notes thereto (the “Consolidated Financial Statements”). These condensed unconsolidated financial statements reflect the results of operations, financial position and cash flows for RGA. Investments in subsidiaries are accounted for using the equity method of accounting.

(1)	Long-term debt - unaffiliated consists of the following:

	2012	2011
$400 million 6.75% Junior Subordinated Debentures due 2065	$398,727	$398,652
$400 million 6.20% Subordinated Debentures due 2042	400,000	--
$400 million 5.00% Senior Notes due 2021	398,141	397,920
$400 million 6.45% Senior Notes due 2019	399,534	399,466
$300 million 5.625% Senior Notes due 2017	298,851	298,577

Total	$1,895,253	$1,494,615

Repayments of long-term debt—unaffiliated due over the next five years total $300,000, due 2017.

(2)	Long-term debt—affiliated consists of subordinated debt issued to various operating subsidiaries, none of which is due over the next five years.

(3)

Interest/Dividend income includes $190,000 and $80,000 of cash dividends received from consolidated subsidiaries in 2011 and 2010, respectively. Cash dividends received from consolidated subsidiaries in 2012 were not material.

REINSURANCE GROUP OF AMERICA, INCORPORATED

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT (continued)

December 31,

(dollars in thousands)

	2012	2011	2010
CONDENSED STATEMENTS OF CASH FLOWS
Operating activities:
Net income	$631,893	$546,045	$535,742
Equity in earnings of subsidiaries	(701,107)	(453,806)	(528,228)
Loss on retirement of trust preferred securities	--	4,391	--
Other, net	134,232	143,716	12,205

Net cash provided by operating activities	$65,018	$240,346	$19,719

Investing activities:
Sales of fixed maturity securities available-for-sale	$122,212	$171,791	$169,910
Purchases of fixed maturity securities available-for-sale	(213,548)	(116,010)	(214,025)
Purchases of subsidiary debt securities	(250,000)	(475,000)	(100,000)
Maturities of subsidiary debt securities	--	50,000	226,550
Change in short-term and other invested assets	5,718	(2,055)	7,688
Capital contributions to subsidiaries	(70,431)	(105,575)	(73,950)

Net cash provided by (used in) investing activities	(406,049)	(476,849)	16,173

Financing activities:
Dividends to stockholders	(61,945)	(44,229)	(35,170)
Purchases of treasury stock	(6,924)	(380,345)	(718)
Excess tax benefits from share-based payment arrangement	416	4,933	(2,255)
Exercise of stock options, net	(3,087)	6,449	2,277
Change in cash collateral for derivative positions	--	--	6,759
Principal payments on debt	--	(200,000)	--
Maturity of trust preferred securities	--	(159,473)	--
Proceeds from unaffiliated long-term debt issuance	400,000	397,788	--
Debt issuance costs	(6,255)	(3,400)	--
Proceeds from affiliated long-term debt issuance	--	500,000	--
Proceeds from redemption and remarketing of trust preferred securities	--	154,588	--

Net cash (used in) provided by financing activities	322,205	276,311	(29,107)

Net change in cash and cash equivalents	(18,826)	39,808	6,785
Cash and cash equivalents at beginning of year	71,506	31,698	24,913

Cash and cash equivalents at end of year	$52,680	$71,506	$31,698

Supplementary information:
Cash paid for interest	$130,047	$98,809	$96,760
Cash paid for income taxes, net of refunds	$30,500	$--	$(37,200)

REINSURANCE GROUP OF AMERICA, INCORPORATED

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

(dollars in thousands)

	As of December 31,
	Deferred Policy Acquisition Costs		Future Policy Benefits and Interest-Sensitive Contract Liabilities		Other Policy Claims and Benefits Payable
	Assumed	Ceded	Assumed	Ceded	Assumed	Ceded
2012
U.S. operations	$2,598,662	$(32,453)	$18,818,559	$(231,383)	$1,212,107	$(88,649)
Canada operations	271,656	(510)	3,007,476	(236,586)	210,334	(20,460)
Europe & South Africa operations	332,780	(10,599)	887,404	(36,097)	712,392	(20,570)
Asia Pacific operations	474,705	(14,967)	1,712,908	(77,015)	1,015,119	(36,534)
Corporate and Other	--	--	300,011	(7)	10,298	(255)

Total	$3,677,803	$(58,529)	$24,726,358	$(581,088)	$3,160,250	$(166,468)

2011
U.S. operations	$2,563,919	$(35,292)	$13,236,919	$(221,872)	$1,094,172	$(71,323)
Canada operations	250,262	(524)	2,762,175	(215,176)	192,187	(20,364)
Europe & South Africa operations	347,112	(12,092)	718,167	(32,945)	573,019	(22,166)
Asia Pacific operations	444,318	(13,778)	1,567,628	(68,533)	970,756	(40,964)
Corporate and Other	--	--	13,465	--	11,239	(217)

Total	$3,605,611	$(61,686)	$18,298,354	$(538,526)	$2,841,373	$(155,034)

REINSURANCE GROUP OF AMERICA, INCORPORATED

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION (continued)

(dollars in thousands)

	Year ended December 31,

	Premium Income	Net Investment Income	Policyholder Benefits and Interest Credited	Amortization of DAC	Other Operating Expenses
2012
U.S. operations	$4,322,875	$1,034,088	$(4,123,965)	$(654,609)	$(307,650)
Canada operations	915,764	190,337	(706,744)	(167,614)	(78,935)
Europe & South Africa operations	1,308,462	45,576	(1,134,219)	(50,174)	(113,951)
Asia Pacific operations	1,350,330	83,387	(1,081,010)	(130,660)	(238,497)
Corporate and Other	9,165	82,818	24	--	(133,684)

Total	$7,906,596	$1,436,206	$(7,045,914)	$(1,003,057)	$(872,717)

2011
U.S. operations	$3,992,678	$858,536	$(3,787,801)	$(345,426)	$(356,191)
Canada operations	835,298	188,304	(673,105)	(146,680)	(71,293)
Europe & South Africa operations	1,194,477	44,351	(1,001,921)	(35,833)	(129,003)
Asia Pacific operations	1,304,490	84,837	(1,077,982)	(162,926)	(147,272)
Corporate and Other	8,744	105,169	(768)	(258)	(129,508)

Total	$7,335,687	$1,281,197	$(6,541,577)	$(691,123)	$(833,267)

2010
U.S. operations	$3,797,081	$865,798	$(3,539,577)	$(631,945)	$(268,704)
Canada operations	797,206	169,136	(656,358)	(144,680)	(57,394)
Europe & South Africa operations	918,513	37,039	(734,392)	(35,154)	(118,564)
Asia Pacific operations	1,139,065	71,827	(926,383)	(115,496)	(127,703)
Corporate and Other	7,815	94,860	(427)	(830)	(97,942)

Total	$6,659,680	$1,238,660	$(5,857,137)	$(928,105)	$(670,307)

REINSURANCE GROUP OF AMERICA, INCORPORATED

SCHEDULE IV—REINSURANCE

(in millions)

	As of or for the Year ended December 31,

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amounts	Percentage of Amount Assumed to Net
2012
Life insurance in force	$76	$38,048	$2,927,573	$2,889,601	101.31%
Premiums
U.S. operations	$3.8	$202.1	$4,521.2	$4,322.9	104.59%
Canada operations	--	52.9	968.6	915.7	105.78
Europe & South Africa operations	--	29.5	1,338.0	1,308.5	102.25
Asia Pacific operations	--	41.5	1,391.8	1,350.3	103.07
Corporate and Other	--	--	9.2	9.2	100.00

Total	$3.8	$326.0	$8,228.8	$7,906.6	104.08%

2011
Life insurance in force	$76	$39,987	$2,664,353	$2,624,442	101.52%
Premiums
U.S. operations	$2.6	$197.0	$4,187.1	$3,992.7	104.87%
Canada operations	--	104.7	940.1	835.3	112.55
Europe & South Africa operations	--	30.0	1,224.4	1,194.5	102.50
Asia Pacific operations	--	36.8	1,341.3	1,304.5	102.82
Corporate and Other	--	--	8.7	8.7	100.00

Total	$2.6	$368.5	$7,701.6	$7,335.7	104.99%

2010
Life insurance in force	$74	$42,582	$2,540,317	$2,497,809	101.70%
Premiums
U.S. operations	$2.7	$196.6	$3,991.0	$3,797.1	105.11%
Canada operations	--	280.6	1,077.8	797.2	135.20
Europe & South Africa operations	--	32.4	950.9	918.5	103.53
Asia Pacific operations	--	31.6	1,170.7	1,139.1	102.77
Corporate and Other	--	--	7.8	7.8	100.00

Total	$2.7	$541.2	$7,198.2	$6,659.7	108.09%

REINSURANCE GROUP OF AMERICA, INCORPORATED

SCHEDULE V—VALUATION AND QUALIFYING ACCOUNTS

(in millions)

Description	Balance at Beginning of Period	Charges to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
2012
Allowance on income taxes	$8.6	$--	$1.6	$0.1	$10.1
Valuation allowance for mortgage loans	11.8	6.3	--	6.5	11.6

2011
Allowance on income taxes	$3.9	$--	$5.4	$0.7	$8.6
Valuation allowance for mortgage loans	6.2	9.5	--	3.9	11.8

2010
Allowance on income taxes	$3.5	$--	$3.2	$2.8	$3.9
Valuation allowance for mortgage loans	5.8	7.4	--	7.0	6.2

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Reinsurance Group of America, Incorporated.

By:	/s/ A. Greig Woodring
A. Greig Woodring
President and Chief Executive Officer

Date: February 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2013.

Signatures			Title

	/s/ J. Cliff Eason	February 28, 2013*	Chairman of the Board and Director
J. Cliff Eason

	/s/ A. Greig Woodring	February 28, 2013	President, Chief Executive Officer,
	A. Greig Woodring		and Director
(Principal Executive Officer)

	/s/ William J. Bartlett	February 28, 2013*	Director
William J. Bartlett

	/s/ Arnoud W.A. Boot	February 28, 2013*	Director
Arnoud W.A. Boot

	/s/ John F. Danahy	February 28, 2013*	Director
John F. Danahy

	/s/ Alan C. Henderson	February 28, 2013*	Director
Alan C. Henderson

	/s/ Janis Rachel Lomax	February 28, 2013*	Director
Janis Rachel Lomax

	/s/ Frederick J. Sievert	February 28, 2013*	Director
Frederick J. Sievert

	/s/ Stanley B. Tulin	February 28, 2013*	Director
Stanley B. Tulin

	/s/ Jack B. Lay	February 28, 2013	Senior Executive Vice President and Chief
	Jack B. Lay		Financial Officer (Principal Financial
and Accounting Officer)

*	By: /s/ Jack B. Lay	February 28, 2013
Jack B. Lay Attorney-in-fact

Index to Exhibits

Exhibit Number	Description

2.1	Reinsurance Agreement, dated as of December 31, 1992 between General American Life Insurance Company (“General American”) and General American Life Reinsurance Company of Canada (“RGA Canada”), incorporated by reference to Exhibit 2.1 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993

2.2	Retrocession Agreement, dated as of July 1, 1990 between General American and The National Reinsurance Company of Canada, as amended between RGA Canada and General American on December 31, 1992, incorporated by reference to Exhibit 2.2 Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993

2.3	Reinsurance Agreement, dated as of January 1, 1993 between RGA Reinsurance Company (formerly “Saint Louis Reinsurance Company”) and General American, incorporated by reference to Exhibit 2.3 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K filed on November 25, 2008

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 of Current Report on Form 8-K filed on November 25, 2008

4.1	Form of stock certificate for RGA’s common stock, incorporated by reference to Exhibit 4 to RGA’s registration statement on Form 8-A filed on November 17, 2008

4.2	Form of Senior Indenture between RGA and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.1 to the Registration Statements on Form S-3 (File Nos. 333-55304, 333-55304-01 and 333-55304-02), filed on February 9, 2001, as amended (the “Original S-3”)

4.3	Second Supplemental Senior Indenture, dated as of March 9, 2007, by and between RGA and The Bank of New York Trust Company, N.A., as successor trustee to The Bank of New York, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated March 6, 2007 (File No. 1-11848), filed March 12, 2007

4.4	Third Supplemental Senior Indenture, dated as of November 3, 2009, by and between RGA and the Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated November 6, 2009 (File No. 1-11848), filed November 9, 2009

4.5	Fourth Supplemental Senior Indenture, dated as of May 27, 2011, by and between RGA and The Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated May 27, 2011 (File No. 1-11848), filed May 31, 2011

4.6	Indenture, dated as of August 21, 2012, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated August 21, 2012 (File No. 1-11848), filed August 21, 2012

4.7	First Supplemental Indenture, dated as of August 21, 2012, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated August 21, 2012 (File No. 1-11848), filed August 21, 2012

4.8	Form of Junior Subordinated Indenture, incorporated by reference to Exhibit 4.3 of the Original S-3

4.9	Form of Second Supplemental Junior Subordinated Indenture between RGA and The Bank of New York, as Trustee, relating to the 6 3/4 Junior Subordinated Debentures Due 2065, incorporated by reference to Exhibit 4.2 to Form 8-K dated December 5, 2005 (File No. 1-11848), filed on December 9, 2005

10.1	Management Agreement, dated as of January 1, 1993 between RGA Canada and General American, incorporated by reference to Exhibit 10.7 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993*

10.2	Standard Form of General American Automatic Agreement, incorporated by reference to Exhibit 10.11 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993

10.3	Standard Form of General American Facultative Agreement, incorporated by reference to Exhibit 10.12 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993

10.4	Standard Form of General American Automatic and Facultative YRT Agreement, incorporated by reference to Exhibit 10.13 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993

10.5	RGA Annual Bonus Plan, effective May 21, 2008, as amended and restated*

10.6	RGA Reinsurance Company Management Deferred Compensation Plan (ended January 1, 1995), incorporated by reference to Exhibit 10.18 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993*

10.7	RGA Reinsurance Company Executive Deferred Compensation Plan (ended January 1, 1995), incorporated by reference to Exhibit 10.19 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993*

10.8	RGA Reinsurance Company Executive Supplemental Retirement Plan (ended January 1, 1995), incorporated by reference to Exhibit 10.20 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993*

10.9	RGA Reinsurance Company Augmented Benefit Plan (ended January 1, 1995), incorporated by reference to Exhibit 10.21 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993*

10.10	RGA Flexible Stock Plan as amended and restated effective July 1, 1998 and as further amended by Amendment on March 16, 2000, Second Amendment on May 28, 2003, Third Amendment on May 26, 2004, Fourth Amendment on May 23, 2007, Fifth Amendment on May 21, 2008, Sixth Amendment on May 8, 2011, and Seventh Amendment on May 18, 2011, incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K dated May 18, 2011 (File No. 1-11848), filed May 20, 2011*

10.11	Form of RGA Flexible Stock Plan Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated September 10, 2004 (File No. 1-11848), filed on September 10, 2004*

10.12	Form of RGA Flexible Stock Plan Performance Contingent Restricted Stock Agreement, incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated September 10, 2004 (File No. 1-11848), filed on September 10, 2004*

10.13	Form of RGA Flexible Stock Plan Performance Contingent Restricted Stock Agreement, incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended March 31, 2012 (File No. 1-11848), filed on May 7, 2012*

10.14	Form of Flexible Stock Plan Stock Appreciation Right Award Agreement, dated February 22, 2011, incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed February 25, 2011*

10.15	Form of Flexible Stock Plan Stock Appreciation Right Award Agreement, incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended March 31, 2012 (File No. 1-11848), filed on May 7, 2012*

10.16	RGA Flexible Stock Plan for Directors, as amended and restated effective May 28, 2003, incorporated by reference to Proxy Statement on Schedule 14A for the annual meeting of shareholders on May 28, 2003, filed on April 10, 2003*

10.17	RGA Phantom Stock Plan for Directors, as amended effective January 1, 2003, incorporated by reference to Proxy Statement on Schedule 14A for the annual meeting of shareholders on May 28, 2003, filed on April 10, 2003*

10.18	Directors’ Compensation Summary Sheet, incorporated by reference to Exhibit 10.16 to Form 10-K for the period ended December 31, 2011 (File No. 1-11848), filed on February 29, 2012*

10.19	Consulting Services Agreement, dated May 31, 2012, between Graham Watson and the Company, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated May 31, 2012 (File No. 1-11848), filed June 6, 2012*

10.20	Memorandum of Agreement, dated May 31, 2012, among Graham Watson, RGA Reinsurance Company and RGA International Corporation, incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated May 31, 2012 (File No. 1-11848), filed June 6, 2012*

10.21	Credit Agreement, dated as of December 15, 2011, by and among RGA, the lenders named therein, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and L/C Issuer, Bank of America, N.A. and JPMorgan Chase Bank, N.A. as Joint Syndication Agents and The Bank of Tokyo-Mitsubishi UFJ, Ltd., Barclays Bank PLC, Mizuho Corporate Bank, Ltd., and U.S. Bank, National Association, as Co-Documentation Agents, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 19, 2011 (File No. 1-11848), filed December 20, 2011

10.22	Form of Directors’ Indemnification Agreement, incorporated by reference to Exhibit 10.23 to Form 10-K for the period ended December 31, 2010 (File No. 1-11848), filed on February 28, 2011*

12.1	Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of RGA

23.1	Consent of Deloitte & Touche LLP

24.1	Powers of Attorney for Messrs. Bartlett, Boot, Danahy, Eason, Henderson, Sievert and Tulin and Ms. Lomax

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15 of this Report.