Form 10-Q
period 2013-03-31
REINSURANCE GROUP OF AMERICA INC
filed 2013-05-07
CIK 898174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR
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

Yes         No   X

As of April 30, 2013, 72,499,239 shares of the registrant’s common stock were outstanding.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2013	December 31, 2012

	(Dollars in thousands, except share data)
Assets
Fixed maturity securities:
Available-for-sale at fair value (amortized cost of $19,838,949 and $19,559,432 at March 31, 2013 and December 31, 2012, respectively)	$22,401,659	$22,291,614
Mortgage loans on real estate (net of allowances of $9,924 and $11,580 at March 31, 2013 and December 31, 2012, respectively)	2,325,191	2,300,587
Policy loans	1,245,812	1,278,175
Funds withheld at interest	5,698,594	5,594,182
Short-term investments	180,707	288,082
Other invested assets	1,129,651	1,159,543

Total investments	32,981,614	32,912,183
Cash and cash equivalents	1,001,841	1,259,892
Accrued investment income	230,269	201,344
Premiums receivable and other reinsurance balances	1,259,281	1,356,087
Reinsurance ceded receivables	602,373	620,901
Deferred policy acquisition costs	3,545,063	3,619,274
Other assets	576,660	390,757

Total assets	$40,197,101	$40,360,438

Liabilities and Stockholders’ Equity
Future policy benefits	$11,355,882	$11,372,856
Interest-sensitive contract liabilities	13,141,402	13,353,502
Other policy claims and benefits	3,243,948	3,160,250
Other reinsurance balances	250,606	233,630
Deferred income taxes	2,105,391	2,120,501
Other liabilities	877,405	742,249
Long-term debt	1,815,392	1,815,253
Collateral finance facility	491,987	652,010

Total liabilities	33,282,013	33,450,251

Commitments and contingent liabilities (See Note 8)

Stockholders’ Equity:
Preferred stock (par value $.01 per share; 10,000,000 shares authorized; no shares issued or outstanding)	--	--
Common stock (par value $.01 per share; 140,000,000 shares authorized; shares issued: 79,137,758 at March 31, 2013 and December 31, 2012)	791	791
Additional paid-in-capital	1,765,255	1,755,421
Retained earnings	3,521,492	3,357,255
Treasury stock, at cost; 5,836,961 and 5,210,427 shares at March 31, 2013 and December 31, 2012, respectively	(349,190)	(312,182)
Accumulated other comprehensive income	1,976,740	2,108,902

Total stockholders’ equity	6,915,088	6,910,187

Total liabilities and stockholders’ equity	$40,197,101	$40,360,438

See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended March 31,
	2013	2012
Revenues:	(Dollars in thousands, except per share data)
Net premiums	$1,979,693	$1,863,482
Investment income, net of related expenses	425,131	340,940
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(202)	(7,607)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	--	(7,221)
Other investment related gains (losses), net	94,573	58,348

Total investment related gains (losses), net	94,371	43,520
Other revenues	101,907	45,033

Total revenues	2,601,102	2,292,975

Benefits and Expenses:
Claims and other policy benefits	1,688,910	1,580,149
Interest credited	125,483	88,042
Policy acquisition costs and other insurance expenses	357,357	307,634
Other operating expenses	119,501	110,098
Interest expense	28,486	23,322
Collateral finance facility expense	2,538	2,967

Total benefits and expenses	2,322,275	2,112,212

Income before income taxes	278,827	180,763
Provision for income taxes	93,292	57,445

Net income	$185,535	$123,318

Earnings per share:
Basic earnings per share	$2.51	$1.68
Diluted earnings per share	$2.49	$1.67

Dividends declared per share	$0.24	$0.18

See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three months ended March 31,
	2013	2012
Comprehensive income
Net income	$185,535	$123,318
Other comprehensive income, net of tax:
Change in foreign currency translation adjustments	(14,105)	24,080
Change in net unrealized gains and losses on investments	(119,333)	(35,415)
Change in other-than-temporary impairment losses on fixed maturity securities	451	4,694
Changes in pension and other postretirement plan adjustments	825	290

Total other comprehensive income (loss), net of tax	(132,162)	(6,351)

Total comprehensive income	$53,373	$116,967

See accompanying notes to condensed consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2013	2012
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$185,535	$123,318
Adjustments to reconcile net income to net cash provided by operating activities:
Change in operating assets and liabilities:
Accrued investment income	(30,083)	(28,616)
Premiums receivable and other reinsurance balances	72,864	(61,722)
Deferred policy acquisition costs	42,741	(65,583)
Reinsurance ceded receivable balances	28,131	28,686
Future policy benefits, other policy claims and benefits, and other reinsurance balances	275,091	554,354
Deferred income taxes	16,343	38,107
Other assets and other liabilities, net	(12,317)	5,944
Amortization of net investment premiums, discounts and other	(22,497)	(35,281)
Investment related gains, net	(94,371)	(43,520)
Gain on repurchase of collateral finance facility securities	(46,506)	--
Excess tax benefits from share-based payment arrangement	(143)	30
Other, net	80,142	38,938

Net cash provided by operating activities	494,930	554,655

Cash Flows from Investing Activities:
Sales of fixed maturity securities available-for-sale	795,575	47,096
Maturities of fixed maturity securities available-for-sale	36,028	36,437
Purchases of fixed maturity securities available-for-sale	(1,277,240)	(572,345)
Cash invested in mortgage loans	(79,361)	(75,081)
Cash invested in funds withheld at interest	(29,829)	(33,083)
Principal payments on mortgage loans on real estate	52,157	22,081
Principal payments on policy loans	32,378	330
Change in short-term investments and other invested assets	84,917	65,256

Net cash used in investing activities	(385,375)	(509,309)

Cash Flows from Financing Activities:
Dividends to stockholders	(17,753)	(13,255)
Repurchase of collateral finance facility securities	(112,000)	--
Purchases of treasury stock	(47,640)	(4,118)
Excess tax benefits from share-based payment arrangement	143	(30)
Exercise of stock options, net	1,071	216
Change in cash collateral for derivative positions	11,532	(100,565)
Deposits on universal life and other investment type policies and contracts	17,241	37,303
Withdrawals on universal life and other investment type policies and contracts	(204,196)	(59,922)

Net cash used in financing activities	(351,602)	(140,371)
Effect of exchange rate changes on cash	(16,004)	6,088

Change in cash and cash equivalents	(258,051)	(88,937)
Cash and cash equivalents, beginning of period	1,259,892	962,870

Cash and cash equivalents, end of period	$1,001,841	$873,933

Supplementary information:
Cash paid for interest	$16,552	$24,592
Cash paid for income taxes, net of refunds	$9,125	$15,112

See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Organization and Basis of Presentation

Reinsurance Group of America, Incorporated (“RGA”) is an insurance holding company that was formed on December 31, 1992. The accompanying unaudited condensed consolidated financial statements of RGA and its subsidiaries (collectively, the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. There were no subsequent events that would require disclosure or adjustments to the accompanying condensed consolidated financial statements through the date the financial statements were issued. These unaudited condensed consolidated financial statements include the accounts of RGA and its subsidiaries, all intercompany accounts and transactions have been eliminated. They should be read in conjunction with the Company’s 2012 Annual Report on Form 10-K (“2012 Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 1, 2013.

2.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share on net income (in thousands, except per share information):

	Three months ended
	March 31,
	2013	2012
Earnings:
Net income (numerator for basic and diluted calculations)	$185,535	$123,318
Shares:
Weighted average outstanding shares (denominator for basic calculation)	73,838	73,575
Equivalent shares from outstanding stock options	551	468

Denominator for diluted calculation	74,389	74,043

Earnings per share:
Basic	$2.51	$1.68
Diluted	$2.49	$1.67

The calculation of common equivalent shares does not include the impact of options having a strike or conversion price that exceeds the average stock price for the earnings period, as the result would be antidilutive. The calculation of common equivalent shares also excludes the impact of outstanding performance contingent shares, as the conditions necessary for their issuance have not been satisfied as of the end of the reporting period. For the three months ended March 31, 2013, approximately 1.5 million stock options and approximately 0.9 million performance contingent shares were excluded from the calculation. For the three months ended March 31, 2012, approximately 1.4 million stock options and approximately 0.7 million performance contingent shares were excluded from the calculation.

3.	Accumulated Other Comprehensive Income

The balance of and changes in each component of accumulated other comprehensive income (loss) (“AOCI”) for the three months ended March 31, 2013 and 2012 are as follows (dollars in thousands):

	Accumulated Other Comprehensive Income (Loss), Net of Income Tax
	Accumulated Currency Translation Adjustments	Unrealized Appreciation (Depreciation) of Investments(1)	Pension and Postretirement Benefits	Total
Balance, December 31, 2012	$267,475	$1,877,657	$(36,230)	$2,108,902
Other comprehensive income (loss) before reclassifications	(14,105)	(112,711)	99	(126,717)
Amounts reclassified from AOCI	--	(6,171)	726	(5,445)

Net current-period other comprehensive income (loss)	(14,105)	(118,882)	825	(132,162)

Balance, March 31, 2013	$253,370	$1,758,775	$(35,405)	$1,976,740

	Accumulated Other Comprehensive Income (Loss), Net of Income Tax
	Accumulated Currency Translation Adjustments	Unrealized Appreciation (Depreciation) of Investments(1)	Pension and Postretirement Benefits	Total
Balance, December 31, 2011	$229,795	$1,419,318	$(30,960)	$1,618,153
Change in component during the period	24,080	(30,721)	290	(6,351)

Balance, March 31, 2012	$253,875	$1,388,597	$(30,670)	$1,611,802

(1)	Includes cash flow hedges. See Note 5 - “Derivative Instruments” for additional information on cash flow hedges.

The following table presents the amounts reclassified out of AOCI for the three months ended March 31, 2013 (dollars in thousands):

Details about AOCI Components	Amount Reclassified from AOCI	Affected Line Item in Statement of Income
Unrealized gains and losses on available-for-sale securities	$10,348	Investment related gains (losses), net
Gains and losses on cash flow hedge - interest rate swap	305	Investment income
Deferred policy acquisition costs attributed to unrealized gains and losses(1)	(1,548)

	9,105	Total before tax
	(2,934)	Tax expense

	$6,171	Net of tax

Amortization of unrealized pension and postretirement benefits:
Prior service cost(2)	$(94)
Actuarial gains/(losses)(2)	(1,023)

	(1,117)	Total before tax
	391	Tax benefit

	$(726)	Net of tax

Total reclassifications for the period	$5,445	Net of tax

(1)	This AOCI component is included in the computation of the deferred policy acquisition cost. See Note 8 – “Deferred policy Acquisition Costs” of the 2012 Annual Report for additional details.
(2)	These AOCI components are included in the computation of the net periodic pension cost. See Note 9 – “Employee Benefit Plans” for additional details.

4.	Investments

Fixed Maturity and Equity Securities Available-for-Sale

The following tables provide information relating to investments in fixed maturity and equity securities by sector as of March 31, 2013 and December 31, 2012 (dollars in thousands):

						Other-than-
				Estimated		temporary
March 31, 2013:	Amortized	Unrealized	Unrealized	Fair	% of	impairments
	Cost	Gains	Losses	Value	Total	in AOCI
Available-for-sale:
Corporate securities	$11,464,082	$1,022,512	$45,093	$12,441,501	55.5%	$--
Canadian and Canadian provincial governments	2,681,603	1,261,728	1,133	3,942,198	17.6	--
Residential mortgage-backed securities	1,005,232	75,579	4,041	1,076,770	4.8	(241)
Asset-backed securities	752,280	23,333	19,069	756,544	3.4	(2,259)
Commercial mortgage-backed securities	1,596,659	143,381	41,896	1,698,144	7.6	(5,431)
U.S. government and agencies	299,395	31,938	132	331,201	1.5	--
State and political subdivisions	281,215	37,628	5,746	313,097	1.4	--
Other foreign government, supranational and foreign government-sponsored enterprises	1,758,483	87,306	3,585	1,842,204	8.2	--

Total fixed maturity securities	$19,838,949	$2,683,405	$120,695	$22,401,659	100.0%	$(7,931)

Non-redeemable preferred stock	$76,179	$7,940	$8	$84,111	38.1%
Other equity securities	138,088	295	1,829	136,554	61.9

Total equity securities	$214,267	$8,235	$1,837	$220,665	100.0%

						Other-than-
				Estimated		temporary
December 31, 2012:	Amortized	Unrealized	Unrealized	Fair	% of	impairments
	Cost	Gains	Losses	Value	Total	in AOCI
Available-for-sale:
Corporate securities	$11,333,431	$1,085,973	$39,333	$12,380,071	55.5%	$--
Canadian and Canadian provincial governments	2,676,777	1,372,731	174	4,049,334	18.2	--
Residential mortgage-backed securities	969,267	76,520	3,723	1,042,064	4.7	(241)
Asset-backed securities	700,455	19,898	28,798	691,555	3.1	(2,259)
Commercial mortgage-backed securities	1,608,376	142,369	51,842	1,698,903	7.6	(6,125)
U.S. government and agencies	231,256	33,958	24	265,190	1.2	--
State and political subdivisions	270,086	38,058	5,646	302,498	1.4	--
Other foreign government, supranational and foreign government-sponsored enterprises	1,769,784	94,929	2,714	1,861,999	8.3	--

Total fixed maturity securities	$19,559,432	$2,864,436	$132,254	$22,291,614	100.0%	$(8,625)

Non-redeemable preferred stock	$68,469	$6,542	$170	$74,841	33.6%
Other equity securities	148,577	416	1,134	147,859	66.4

Total equity securities	$217,046	$6,958	$1,304	$222,700	100.0%

The Company enters into various collateral arrangements that require both the pledging and acceptance of fixed maturity securities as collateral. The Company pledged fixed maturity securities as collateral to derivative and reinsurance counterparties with an amortized cost of $25.4 million and $16.9 million, and an estimated fair value of $25.8 million and $17.0 million, as of March 31, 2013 and December 31, 2012 respectively, which are included in other invested assets in the condensed consolidated balance sheets. Securities with an amortized cost of $8,216.3 million and $7,549.0 million, and an estimated fair value of $8,889.9 million and $7,913.8 million, as of March 31, 2013 and December 31, 2012, respectively, were held in trust to satisfy collateral requirements under certain third-party reinsurance treaties.

The Company received fixed maturity securities as collateral from derivative and reinsurance counterparties with an estimated fair value of $85.4 million and $95.6 million, as of March 31, 2013 and December 31, 2012, respectively. The collateral is held in separate custodial accounts and is not recorded on the Company’s condensed consolidated balance sheets. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral; however, as of March 31, 2013 and December 31, 2012, none of the collateral had been sold or re-pledged.

As of March 31, 2013, the Company held securities with a fair value of $1,357.9 million that were guaranteed or issued by the Canadian province of Ontario and $1,723.9 million that were guaranteed or issued by the Canadian province of Quebec, both of which exceeded 10% of total stockholders’ equity. As of December 31, 2012, the Company held securities with a fair value of $1,400.0 million that were guaranteed or issued by the Canadian province of Ontario and $1,785.0 million that were guaranteed or issued by the Canadian province of Quebec, both of which exceeded 10% of total stockholders’ equity.

The amortized cost and estimated fair value of fixed maturity securities available-for-sale at March 31, 2013 are shown by contractual maturity in the table below. Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset and mortgage-backed securities are shown separately in the table below, as they are not due at a single maturity date. At March 31, 2013, the contractual maturities of investments in fixed maturity securities were as follows (dollars in thousands):

	Amortized	Fair
	Cost	Value
Available-for-sale:
Due in one year or less	$348,130	$352,916
Due after one year through five years	3,716,625	3,917,468
Due after five years through ten years	6,922,683	7,521,433
Due after ten years	5,497,340	7,078,384
Asset and mortgage-backed securities	3,354,171	3,531,458

Total	$19,838,949	$22,401,659

The tables below show the major industry types of the Company’s corporate fixed maturity holdings as of March 31, 2013 and December 31, 2012 (dollars in thousands):

March 31, 2013:		Estimated
	Amortized Cost	Fair Value	% of Total
Finance	$3,693,500	$3,978,979	32.0%
Industrial	5,977,146	6,480,028	52.1
Utility	1,763,573	1,951,839	15.7
Other	29,863	30,655	0.2

Total	$11,464,082	$12,441,501	100.0%

December 31, 2012:		Estimated
	Amortized Cost	Fair Value	% of Total
Finance	$3,619,455	$3,900,152	31.5%
Industrial	5,881,967	6,443,846	52.0
Utility	1,799,658	2,002,611	16.2
Other	32,351	33,462	0.3

Total	$11,333,431	$12,380,071	100.0%

Other-Than-Temporary Impairments

As discussed in Note 2 – “Summary of Significant Accounting Policies” of the 2012 Annual Report, a portion of certain other-than-temporary impairment (“OTTI”) losses on fixed maturity securities are recognized in AOCI. For these securities the net amount recognized in earnings (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in AOCI. The following table sets forth the amount of pre-tax credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in AOCI, and the corresponding changes in such amounts (dollars in thousands):

	Three months ended March 31,
	2013	2012
Balance, beginning of period	$16,675	$63,947
Initial impairments - credit loss OTTI recognized on securities not previously impaired	--	1,902
Additional impairments - credit loss OTTI recognized on securities previously impaired	--	8,720
Credit loss OTTI previously recognized on securities impaired to fair value during the period	--	(11,381)
Credit loss OTTI previously recognized on securities which matured, paid down, prepaid or were sold during the period	(1,902)	(952)

Balance, end of period	$14,773	$62,236

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

The following tables present information on the Company’s purchased credit impaired securities, which are included in fixed maturity securities available-for-sale (dollars in thousands):

	March 31, 2013	December 31, 2012
Outstanding principal and interest balance(1)	$172,800	$108,831
Carrying value, including accrued interest(2)	$134,564	$84,765

(1) Represents	the contractually required payments which is the sum of contractual principal, whether or not currently due, and accrued interest.
(2) Estimated	fair value plus accrued interest.

The following table presents information about purchased credit impaired investments acquired during the three months ended March 31, 2013 (dollars in thousands).

At Date of
Acquisition
Contractually required payments (including interest)	$91,863
Cash flows expected to be collected(1)	$72,940
Fair value of investments acquired	$50,874

(1)	Represents undiscounted principal and interest cash flow expectations at the date of acquisition.

The following table presents activity for the accretable yield on purchased credit impaired securities for the three months ended March 31, 2013 (dollars in thousands):

Three months ended March 31, 2013
Balance, beginning of period	$39,239
Investments purchased	22,066
Accretion	(1,943)
Reclassification to nonaccretable difference	553

Balance, end of period	$59,915

Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale

The following table presents the total gross unrealized losses for the 667 and 567 fixed maturity and equity securities as of March 31, 2013 and December 31, 2012, respectively, where the estimated fair value had declined and remained below amortized cost by the indicated amount (dollars in thousands):

	March 31, 2013		December 31, 2012
	Gross Unrealized Losses	% of Total	Gross Unrealized Losses	% of Total
Less than 20%	$66,235	54.1%	$54,951	41.2%
20% or more for less than six months	--	--	734	0.5
20% or more for six months or greater	56,297	45.9	77,873	58.3

Total	$122,532	100.0%	$133,558	100.0%

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

The following tables present the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for 667 and 567 fixed maturity and equity securities that have estimated fair values below amortized cost as of March 31, 2013 and December 31, 2012, respectively (dollars in thousands). These investments are presented by class and grade of security, as well as the length of time the related market value has remained below amortized cost.

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
March 31, 2013:	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
Corporate securities	$1,187,238	$25,066	$89,284	$11,614	$1,276,522	$36,680
Canadian and Canadian provincial governments	59,042	1,133	--	--	59,042	1,133
Residential mortgage-backed securities	54,738	469	17,664	2,920	72,402	3,389
Asset-backed securities	91,530	672	86,661	7,216	178,191	7,888
Commercial mortgage-backed securities	79,509	471	21,920	6,521	101,429	6,992
U.S. government and agencies	56,975	132	--	--	56,975	132
State and political subdivisions	30,734	266	11,463	5,480	42,197	5,746
Other foreign government, supranational and foreign government-sponsored enterprises	335,216	2,809	7,375	744	342,591	3,553

Total investment grade securities	1,894,982	31,018	234,367	34,495	2,129,349	65,513

Non-investment grade securities:
Corporate securities	155,261	2,961	30,763	5,452	186,024	8,413
Residential mortgage-backed securities	18,215	298	4,681	354	22,896	652
Asset-backed securities	10,138	171	29,370	11,010	39,508	11,181
Commercial mortgage-backed securities	--	--	66,674	34,904	66,674	34,904
Other foreign government, supranational and foreign government-sponsored enterprises	1,034	32	--	--	1,034	32

Total non-investment grade securities	184,648	3,462	131,488	51,720	316,136	55,182

Total fixed maturity securities	$2,079,630	$34,480	$365,855	$86,215	$2,445,485	$120,695

Non-redeemable preferred stock	$7,885	$7	$1	$1	$7,886	$8
Other equity securities	110,187	1,829	--	--	110,187	1,829

Total equity securities	$118,072	$1,836	$1	$1	$118,073	$1,837

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
December 31, 2012:	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
Corporate securities	$786,203	$13,276	$108,187	$17,386	$894,390	$30,662
Canadian and Canadian provincial governments	12,349	174	--	--	12,349	174

Residential mortgage-backed securities	22,288	97	19,394	3,199	41,682	3,296

Asset-backed securities	59,119	449	96,179	9,508	155,298	9,957

Commercial mortgage-backed securities	89,507	797	29,181	7,974	118,688	8,771

U.S. government and agencies	7,272	24	--	--	7,272	24

State and political subdivisions	20,602	1,514	11,736	4,132	32,338	5,646

Other foreign government, supranational and foreign government-sponsored enterprises	244,817	1,953	7,435	761	252,252	2,714

Total investment grade securities	1,242,157	18,284	272,112	42,960	1,514,269	61,244

Non-investment grade securities:

Corporate securities	181,168	3,170	39,123	5,501	220,291	8,671

Residential mortgage-backed securities	15,199	80	2,633	347	17,832	427

Asset-backed securities	3,421	26	31,938	18,815	35,359	18,841

Commercial mortgage-backed securities	3,317	764	68,405	42,307	71,722	43,071

Total non-investment grade securities	203,105	4,040	142,099	66,970	345,204	71,010

Total fixed maturity securities	$1,445,262	$22,324	$414,211	$109,930	$1,859,473	$132,254

Non-redeemable preferred stock	$5,577	$52	$5,679	$118	$11,256	$170

Other equity securities	85,374	1,134	--	--	85,374	1,134

Total equity securities	$90,951	$1,186	$5,679	$118	$96,630	$1,304

As of March 31, 2013, the Company does not intend to sell these fixed maturity securities and does not believe it is more likely than not that it will be required to sell these fixed maturity securities before the recovery of the fair value up to the current amortized cost of the investment, which may be maturity. As of March 31, 2013, the Company has the ability and intent to hold the equity securities until the recovery of the fair value up to the current cost of the investment. However, unforeseen facts and circumstances may cause the Company to sell fixed maturity and equity securities in the ordinary course of managing its portfolio to meet certain diversification, credit quality, asset-liability management and liquidity guidelines.

Unrealized losses on non-investment grade securities are principally related to asset and mortgage-backed securities and were the result of wider credit spreads resulting from higher risk premiums since the time of initial purchase, largely due to macroeconomic conditions and credit market deterioration, including the impact of lower real estate valuations. As of March 31, 2013 and December 31, 2012, approximately $46.3 million and $61.5 million, respectively, of gross unrealized losses greater than 12 months was associated with non-investment grade asset and mortgage-backed securities. This class of securities was evaluated based on actual and projected collateral losses relative to the securities’ positions in the respective securitization trusts and security specific expectations of cash flows. This evaluation also takes into consideration credit enhancement, measured in terms of (i) subordination from other classes of securities in the trust that are contractually obligated to absorb losses before the class of security the Company owns, and (ii) the expected impact of other structural features embedded in the securitization trust beneficial to the class of securities the Company owns, such as overcollateralization and excess spread.

Investment Income, Net of Related Expenses

Major categories of investment income, net of related expenses, consist of the following (dollars in thousands):

	Three months ended March 31,
	2013	2012
Fixed maturity securities available-for-sale	$239,244	$191,418
Mortgage loans on real estate	28,243	14,965
Policy loans	17,910	16,783
Funds withheld at interest	137,259	115,014
Short-term investments	813	988
Other invested assets	13,922	11,322

Investment revenue	437,391	350,490
Investment expense	12,260	9,550

Investment income, net of related expenses	$425,131	$340,940

Investment Related Gains (Losses), Net

Investment related gains (losses), net consist of the following (dollars in thousands):

	Three months ended March 31,
	2013	2012
Fixed maturities and equity securities available for sale:
Other-than-temporary impairment losses on fixed maturities	$(202)	$(7,607)
Portion of loss recognized in accumulated other comprehensive income (before taxes)	--	(7,221)

Net other-than-temporary impairment losses on fixed maturities recognized in earnings	(202)	(14,828)
Impairment losses on equity securities	--	(839)
Gain on investment activity	21,680	22,312
Loss on investment activity	(11,212)	(7,504)
Other impairment losses and change in mortgage loan provision	(1,626)	(5,843)
Derivatives and other, net	85,731	50,222

Total investment related gains (losses), net	$94,371	$43,520

The net other-than-temporary impairment losses on fixed maturity securities recognized in earnings were $0.2 million and $14.8 million in the first three months of 2013 and 2012, respectively. The other-than-temporary impairments in the first three months of 2012 were primarily due to a decline in value of structured securities with exposure to commercial mortgages and general credit deterioration in select corporate and foreign securities. The increase in derivatives and other is primarily due to an increase in the fair value of free-standing derivatives.

During the three months ended March 31, 2013 and 2012, the Company sold fixed maturity and equity securities with fair values of $204.3 million and $248.1 million at losses of $11.2 million and $7.5 million, respectively. The Company generally does not engage in short-term buying and selling of securities.

Securities Borrowing and Other

The Company participates in a securities borrowing program whereby securities, which are not reflected on the Company’s condensed consolidated balance sheets, are borrowed from a third party. The Company is required to maintain a minimum of 100% of the market value of the borrowed securities as collateral, which consists of rights to reinsurance treaty cash flows. The Company had borrowed securities with an amortized cost of $87.5 million as of March 31, 2013 and December 31, 2012, which was equal to the market value in both periods. The borrowed securities are used to provide collateral under an affiliated reinsurance transaction.

The Company also participates in a repurchase/reverse repurchase program in which securities, reflected as investments on the Company’s condensed consolidated balance sheets, are pledged to a third party. In return, the Company receives securities from the third party with an estimated fair value equal to a minimum of 100% of the securities pledged. The securities received are not reflected on the Company’s condensed consolidated balance sheets. As of March 31, 2013 the Company had pledged securities with an amortized cost of $284.5 million and an estimated fair value of $309.7 million, and in return the Company received securities with an estimated fair value of $343.2 million. As of December 31, 2012 the Company had pledged securities with an amortized cost of $290.2 million and an estimated fair value of $305.9 million, and in return the Company received securities with an estimated fair value of $342.0 million.

Mortgage Loans on Real Estate

Mortgage loans represented approximately 7.0% of the Company’s total investments as of March 31, 2013 and December 31, 2012. The Company makes mortgage loans on income producing properties, such as apartments, retail and office buildings, and light industrial facilities. Loan-to-value ratios at the time of loan approval are 75% or less. The distribution of mortgage loans, gross of valuation allowances, by property type is as follows as of March 31, 2013 and December 31, 2012 (dollars in thousands):

	March 31, 2013		December 31, 2012
	Recorded	Percentage	Recorded	Percentage
Property type:	Investment	of Total	Investment	of Total
Apartment	$230,762	9.9%	$229,266	9.9%
Retail	715,036	30.6	669,958	29.0
Office building	836,332	35.8	825,406	35.7
Industrial	426,011	18.2	455,682	19.7
Other commercial	126,974	5.5	131,855	5.7

Total	$2,335,115	100.0%	$2,312,167	100.0%

As of March 31, 2013 and December 31, 2012, the Company’s mortgage loans, gross of valuation allowances, were distributed throughout the United States as follows (dollars in thousands):

	March 31, 2013		December 31, 2012
	Recorded	Percentage	Recorded	Percentage
	Investment	of Total	Investment	of Total
Pacific	$597,540	25.6%	$593,589	25.7%
South Atlantic	483,398	20.7	477,068	20.5
Mountain	251,406	10.8	233,174	10.1
Middle Atlantic	286,314	12.3	300,475	13.0
West North Central	160,203	6.8	168,063	7.3
East North Central	243,202	10.4	224,122	9.7
West South Central	160,117	6.9	161,451	7.0
East South Central	62,323	2.7	62,789	2.7
New England	90,612	3.8	91,436	4.0

Total	$2,335,115	100.0%	$2,312,167	100.0%

The maturities of the mortgage loans, gross of valuation allowances, as of March 31, 2013 and December 31, 2012 are as follows (dollars in thousands):

	March 31, 2013	December 31, 2012
Due within five years	$1,157,373	$1,187,387
Due after five years through ten years	832,292	776,655
Due after ten years	345,450	348,125

Total	$2,335,115	$2,312,167

Information regarding the Company’s credit quality indicators for its recorded investment in mortgage loans, gross of valuation allowances, as of March 31, 2013 and December 31, 2012 is as follows (dollars in thousands):

Internal credit risk grade:	March 31, 2013	December 31, 2012
High investment grade	$1,473,018	$1,235,605
Investment grade	622,794	834,494
Average	147,650	132,607
Watch list	62,679	76,463
In or near default	28,974	32,998

Total	$2,335,115	$2,312,167

The age analysis of the Company’s past due recorded investment in mortgage loans, gross of valuation allowances, as of March 31, 2013 and December 31, 2012 is as follows (dollars in thousands):

	March 31, 2013	December 31, 2012
31-60 days past due	$6,594	$7,504
61-90 days past due	--	--
Greater than 90 days	8,342	16,886

Total past due	14,936	24,390
Current	2,320,179	2,287,777

Total	$2,335,115	$2,312,167

The following table presents the recorded investment in mortgage loans, by method of evaluation of credit loss, and the related valuation allowances, by type of credit loss, at (dollars in thousands):

	March 31, 2013	December 31, 2012
Mortgage loans:
Evaluated individually for credit losses	$41,167	$39,956
Evaluated collectively for credit losses	2,293,948	2,272,211

Mortgage loans, gross of valuation allowances	2,335,115	2,312,167

Valuation allowances:
Specific for credit losses	6,008	6,980
Non-specifically identified credit losses	3,916	4,600

Total valuation allowances	9,924	11,580

Mortgage loans, net of valuation allowances	$2,325,191	$2,300,587

Information regarding the Company’s loan valuation allowances for mortgage loans for the three months ended March 31, 2013 and 2012 is as follows (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
Balance, beginning of period	$11,580	$11,793
Charge-offs	(852)	(2,193)
Provision (release)	(804)	5,050

Balance, end of period	$9,924	$14,650

Information regarding the portion of the Company’s mortgage loans that were impaired as of March 31, 2013 and December 31, 2012 is as follows (dollars in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Carrying Value
March 31, 2013:
Impaired mortgage loans with no valuation allowance recorded	$14,802	$14,259	$--	$14,259
Impaired mortgage loans with valuation allowance recorded	26,975	26,908	6,008	20,900

Total impaired mortgage loans	$41,777	$41,167	$6,008	$35,159

December 31, 2012:
Impaired mortgage loans with no valuation allowance recorded	$13,039	$12,496	$--	$12,496
Impaired mortgage loans with valuation allowance recorded	27,527	27,460	6,980	20,480

Total impaired mortgage loans	$40,566	$39,956	$6,980	$32,976

The Company’s average investment in impaired mortgage loans and the related interest income are reflected in the table below for the periods indicated (dollars in thousands):
	Three Months Ended
	March 31, 2013		March 31, 2012
	Average Investment(1)	Interest Income	Average Investment(1)	Interest Income
Impaired mortgage loans with no valuation allowance recorded	$13,378	$135	$21,571	$169
Impaired mortgage loans with valuation allowance recorded	27,184	240	37,308	308

Total	$40,562	$375	$58,879	$477

(1) Average recorded investment represents the average loan balances as of the beginning of period and all subsequent quarterly end of period balances.

The Company did not acquire any impaired mortgage loans during the three months ended March 31, 2013 and 2012. The Company had $8.3 million and $16.9 million of mortgage loans, gross of valuation allowances, that were on nonaccrual status at March 31, 2013 and December 31, 2012, respectively.

Policy Loans

Policy loans comprised approximately 3.8% and 3.9% of the Company’s total investments as of March 31, 2013 and December 31, 2012, respectively, substantially all of which are associated with one client. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due to the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. As policy loans represent premature distributions of policy liabilities, they have the effect of reducing future disintermediation risk. In addition, the Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.

Funds Withheld at Interest

Funds withheld at interest comprised approximately 17.3% and 17.0% of the Company’s total investments as of March 31, 2013 and December 31, 2012, respectively. As of March 31, 2013 and December 31, 2012, approximately 70.2% and 69.7%, respectively, of the Company’s funds withheld at interest balance, net of embedded derivatives, was associated with one client. For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance funds withheld basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company and are reflected as funds withheld at interest on the Company’s condensed consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances with amounts owed to the Company from the ceding company. The Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance.

Other Invested Assets

Other invested assets include equity securities, collateral (included in other), limited partnership interests, real estate joint ventures, real estate held-for-investment (included in other), structured loans and derivative contracts. Other invested assets represented approximately 3.4% and 3.5% of the Company’s total investments as of March 31, 2013 and December 31, 2012, respectively. Carrying values of these assets as of March 31, 2013 and December 31, 2012 are as follows (dollars in thousands):

	March 31, 2013	December 31, 2012
Equity securities	$220,665	$222,700
Limited partnerships and real estate joint ventures	375,451	356,419
Structured loans	272,592	306,497
Derivatives	151,761	168,208
Other	109,182	105,719

Total other invested assets	$1,129,651	$1,159,543

Netting Arrangements

Certain of the Company’s derivatives are subject to enforceable master netting arrangements and reported as a net asset or liability in the condensed consolidated balance sheets. The Company nets all derivatives that are subject to such arrangements.

The Company has elected to include all derivatives, except embedded derivatives, in the tables below, irrespective of whether they are subject to an enforceable master netting arrangement or a similar agreement. See “Securities Borrowing and Other” above for information regarding the Company’s securities borrowing and repurchase/reverse repurchase programs. See Note 5 – “Derivative Instruments” for information regarding the Company’s bifurcated embedded derivatives.

The following table provides information relating to the Company’s derivative instruments as of March 31, 2013 and December 31, 2012 (dollars in thousands):

				Gross Amounts Not Offset in the Balance Sheet
		Gross Amounts	Net Amounts		Cash Collateral
	Gross Amounts	Offset in the	Presented in the	Financial	Pledged/
	Recognized	Balance Sheet	Balance Sheet	Instruments	Received	Net Amount

March 31, 2013:

Derivative assets	$175,236	$(23,475)	$151,761	$(17,664)	$(126,329)	$7,768
Derivative liabilities	42,079	(23,475)	18,604	(14,118)	(6,250)	(1,764)

December 31, 2012:

Derivative assets	$190,634	$(22,426)	$168,208	$(22,458)	$(136,414)	$9,336
Derivative liabilities	54,078	(22,426)	31,652	(1,565)	(27,867)	2,220

5.	Derivative Instruments

Derivatives, except embedded derivatives, are carried on the Company’s condensed consolidated balance sheets in other invested assets or other liabilities, at fair value. Embedded derivative liabilities on modified coinsurance or funds withheld arrangements are included on the condensed consolidated balance sheets with the host contract in funds withheld at interest, at fair value. Embedded derivative liabilities on indexed annuity and variable annuity products are included on the condensed consolidated balance sheets with the host contract in interest-sensitive contract liabilities, at fair value. Embedded derivative assets are included on the condensed consolidated balance sheets in reinsurance ceded receivables. The following table presents the notional amounts and fair value of derivative instruments as of March 31, 2013 and December 31, 2012 (dollars in thousands):

	March 31, 2013			December 31, 2012
	Notional	Carrying Value/Fair Value		Notional	Carrying Value/Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	$1,566,403	$99,860	$15,642	$2,195,059	$123,085	$17,867
Interest rate options	240,000	16,054	--	--	--	--
Financial futures	113,046	--	--	127,877	--	--
Foreign currency forwards	70,000	--	7,014	74,400	1,017	2,105
Consumer price index swaps	85,332	945	--	85,135	1,446	--
Credit default swaps	716,700	2,160	5,431	714,000	2,228	5,922
Equity options	812,494	54,791	--	696,776	62,514	--
Synthetic guaranteed investment contracts	3,185,035	--	--	2,018,073	--	--
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	--	--	156,189	--	--	243,177
Indexed annuity products	--	--	769,685	--	--	740,256
Variable annuity products	--	--	120,791	--	--	172,105

Total non-hedging derivatives	6,789,010	173,810	1,074,752	5,911,320	190,290	1,181,432

Derivatives designated as hedging instruments:
Interest rate swaps	55,098	254	2,273	57,275	344	786
Foreign currency swaps	632,921	1,172	11,719	629,512	--	27,398

Total hedging derivatives	688,019	1,426	13,992	686,787	344	28,184

Total derivatives	$7,477,029	$175,236	$1,088,744	$6,598,107	$190,634	$1,209,616

Accounting for Derivative Instruments and Hedging Activities

The Company does not enter into derivative instruments for speculative purposes. As discussed below under “Non-qualifying Derivatives and Derivatives for Purposes Other Than Hedging,” the Company uses various derivative instruments for risk management purposes that either do not qualify or have not been qualified for hedge accounting treatment, including derivatives used to economically hedge changes in the fair value of liabilities associated with the reinsurance of variable annuities with guaranteed living benefits. As of March 31, 2013 and December 31, 2012, the Company held interest rate swaps that were designated and qualified as cash flow hedges of interest rate risk. As of March 31, 2013 and December 31, 2012, the Company held foreign currency swaps that were designated and qualified as hedges of a portion of its net investment in its foreign operations. As of March 31, 2013 and December 31, 2012, the Company also had derivative instruments that were not designated as hedging instruments. See Note 2 – “Summary of Significant Accounting Policies” of the Company’s 2012 Annual Report for a detailed discussion of the accounting treatment for derivative instruments, including embedded derivatives. Derivative instruments are carried at fair value and generally require an insignificant amount of cash at inception of the contracts.

Cash Flow Hedges

The Company designates and accounts for certain interest rate swaps, in which the cash flows are denominated in different currencies, commonly referred to as cross-currency swaps, as cash flow hedges when they meet the requirements of the general accounting principles for Derivatives and Hedging.

The following table presents the components of AOCI, before income tax, and the condensed consolidated income statement classification where the gain or loss is recognized related to cash flow hedges for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	Three months ended March 31,
	2013	2012
Accumulated other comprehensive income (loss), balance beginning of period	$403	$(828)
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	1,863	323
Amounts reclassified to investment income	(305)	(357)

Accumulated other comprehensive income (loss), balance end of period	$1,961	$(862)

As of March 31, 2013, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $0.8 million. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to investment income over the term of the investment cash flows. There were no hedged forecasted transactions, other than the receipt or payment of variable interest payments on existing financial instruments, for the three months ended March 31, 2013 and 2012.

The following table presents the effects of derivatives in cash flow hedging relationships on the condensed consolidated statements of income and AOCI for the three months ended March 31, 2013 and 2012 (dollars in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Deferred in AOCI on Derivatives	Amount and Location of Gains (Losses) Reclassified from AOCI into Income (Loss)		Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)		(Ineffective Portion and Amounts Excluded from Effectiveness Testing)
		Investment Related Gains (Losses)	Investment Income	Investment Related Gains (Losses)	Investment Income
For the three months ended March 31, 2013:
Interest rate swaps	$1,863	$--	$305	$(17)	$--

For the three months ended March 31, 2012:
Interest rate swaps	$323	$--	$357	$(24)	$--

Hedges of Net Investments in Foreign Operations

The Company uses foreign currency swaps to hedge a portion of its net investment in certain foreign operations against adverse movements in exchange rates. The following table illustrates the Company’s net investments in foreign operations (“NIFO”) hedges for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	Derivative Gains (Losses) Deferred in AOCI
	For the three months ended March 31,
Type of NIFO Hedge (1) (2)	2013	2012

Foreign currency swaps	$10,922	$(10,645)

(1)	There were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from accumulated other comprehensive income (loss) into investment income during the periods presented.

(2)	There was no ineffectiveness recognized for the Company’s hedges of net investments in foreign operations.

The cumulative foreign currency translation loss recorded in AOCI related to these hedges was $5.5 million and $16.4 million at March 31, 2013 and December 31, 2012, respectively. If a foreign operation was sold or substantially liquidated, the amounts in AOCI would be reclassified to the condensed consolidated statements of income. A pro rata portion would be reclassified upon partial sale of a foreign operation.

Non-qualifying Derivatives and Derivatives for Purposes Other Than Hedging

The Company uses various derivative instruments for risk management purposes that either do not qualify or have not been qualified for hedge accounting treatment, including derivatives used to economically hedge changes in the fair value of liabilities associated with the reinsurance of variable annuities with guaranteed living benefits. The gain or loss related to the change in fair value for these derivative instruments is recognized in investment related gains (losses), in the condensed consolidated statements of income, except where otherwise noted. For the three months ended March 31, 2013 and 2012, the Company recognized investment related losses of $60.4 million and $93.3 million, respectively, related to derivatives (not including embedded derivatives) that do not qualify or have not been qualified for hedge accounting.

A summary of the effect of non-hedging derivatives, including embedded derivatives, on the Company’s income statement for the three months ended March 31, 2013 and 2012 is as follows (dollars in thousands):

		Gain (Loss) for the Three Months Ended March 31,
Type of Non-hedging Derivative	Income Statement Location of Gain (Loss)	2013	2012
Interest rate swaps	Investment related gains (losses), net	$(22,265)	$(47,352)
Interest rate options	Investment related gains (losses), net	1,982	--
Financial futures	Investment related gains (losses), net	(6,881)	(17,409)
Foreign currency forwards	Investment related gains (losses), net	(5,659)	(1,608)
CPI swaps	Investment related gains (losses), net	(871)	(802)
Credit default swaps	Investment related gains (losses), net	3,904	11,813
Equity options	Investment related gains (losses), net	(30,623)	(37,983)
Embedded derivatives in:
Modco or funds withheld arrangements	Investment related gains (losses), net	90,257	(9,428)
Indexed annuity products	Policy acquisition costs and other insurance expenses	--	(998)
Indexed annuity products	Interest credited	(32,996)	(18,741)
Variable annuity products	Investment related gains (losses), net	51,314	146,375

Total non-hedging derivatives		$48,162	$23,867

Types of Derivatives Used by the Company

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

Interest Rate Options

Interest rate options, commonly referred to as swaptions, are used by the Company primarily to hedge living benefit guarantees embedded in certain variable annuity products. A swaption, used to hedge against adverse changes in interest rates, is an option to enter into a swap with a forward starting effective date. The Company pays an upfront premium for the right to exercise this option in the future.

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

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of credit default swaps sold by the Company at March 31, 2013 and December 31, 2012 (dollars in thousands):

	March 31, 2013			December 31, 2012
Rating Agency Designation of Referenced Credit Obligations(1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)
AAA/AA-/A+/A/A-
Single name credit default swaps	$(1,630)	$124,500	5.7	$(2,077)	$124,500	5.9
Credit default swaps referencing indices	--	--	--	--	--	--

Subtotal	(1,630)	124,500	5.7	(2,077)	124,500	5.9

BBB+/BBB/BBB-
Single name credit default swaps	(2,030)	138,200	5.7	(2,345)	135,500	5.5
Credit default swaps referencing indices	565	430,000	4.7	937	430,000	5.0

Subtotal	(1,465)	568,200	5.0	(1,408)	565,500	5.1

BB+
Single name credit default swaps	(110)	6,000	4.2	(222)	6,000	4.5
Credit default swaps referencing indices	--	--	--	--	--	--

Subtotal	(110)	6,000	4.2	(222)	6,000	4.5

Total	$(3,205)	$698,700	5.1	$(3,707)	$696,000	5.2

(1)	The rating agency designations are based on ratings from Standard and Poor’s (“S&P”).

(2)	Assumes the value of the referenced credit obligations is zero.

(3)	The weighted average years to maturity of the credit default swaps is calculated based on weighted average notional amounts.

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

Embedded Derivatives

The Company has certain embedded derivatives which are required to be separated from their host contracts and reported as derivatives. Host contracts include reinsurance treaties structured on a modified coinsurance (“modco”) or funds withheld basis. Changes in fair values of embedded derivatives on modco or funds withheld treaties are net of a decrease in investment related gains (losses), net of $1.7 million and $63.5 million for the three months ended March 31, 2013 and 2012, respectively, associated with the Company’s own credit risk. Changes in fair values of embedded derivatives on variable annuity contracts are net of a decrease in investment related gains (losses), net of $11.9 million and $37.0 million for the three months ended March 31, 2013 and 2012, respectively, associated with the Company’s own credit risk. Additionally, the Company reinsures equity-indexed annuity and variable annuity contracts with benefits that are considered embedded derivatives, including guaranteed minimum withdrawal benefits, guaranteed minimum accumulation benefits, and guaranteed minimum income benefits. The related gains (losses) and the effect on net income after amortization of deferred acquisition costs (“DAC”) and income taxes for the three months ended March 31, 2013 and 2012 are reflected in the following table (dollars in thousands):

	Three months ended March 31,
	2013	2012
Embedded derivatives in modco or funds withheld arrangements included in investment related gains	$90,257	$(9,428)
After the associated amortization of DAC and taxes, the related amounts included in net income	21,624	1,933

Embedded derivatives in variable annuity contracts included in investment related gains	51,314	146,375
After the associated amortization of DAC and taxes, the related amounts included in net income	12,192	15,082
Amounts related to embedded derivatives in equity-indexed annuities included in benefits and expenses	(32,996)	(19,739)
After the associated amortization of DAC and taxes, the related amounts included in net income	(29,550)	13,870

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

The Company’s credit exposure related to derivative contracts is generally limited to the fair value at the reporting date plus or minus any collateral posted or held by the Company. Information regarding the Company’s credit exposure related to its over-the-counter derivative contracts and margin account for exchange-traded futures at March 31, 2013 and December 31, 2012 are reflected in the following table (dollars in thousands):

	March 31, 2013	December 31, 2012
Estimated fair value of derivatives in net asset position	$133,157	$136,558
Cash provided as collateral(1)	6,250	27,867
Securities pledged to counterparties as collateral(2)	14,118	1,565
Cash pledged from counterparties as collateral(3)	(126,329)	(136,414)
Securities pledged from counterparties as collateral(4)	(17,664)	(22,458)

Net credit exposure	$9,532	$7,118

Margin account related to exchange-traded futures(5)	$3,529	$5,605

(1)	Consists of receivable from counterparty, included in other assets.
(2)	Included in other invested assets, primarily consists of U.S. Treasury securities.
(3)	Included in cash and cash equivalents, with obligation to return cash collateral recorded in other liabilities.
(4)	Consists of U.S. Treasury securities.
(5)	Included in cash and cash equivalents.

6.	Fair Value of Assets and Liabilities

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

Assets and Liabilities by Hierarchy Level

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 are summarized below (dollars in thousands):

March 31, 2013:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
Corporate securities	$12,441,501	$65,890	$10,728,708	$1,646,903
Canadian and Canadian provincial governments	3,942,198	--	3,942,198	--
Residential mortgage-backed securities	1,076,770	--	936,053	140,717
Asset-backed securities	756,544	--	468,313	288,231
Commercial mortgage-backed securities	1,698,144	--	1,522,850	175,294
U.S. government and agencies securities	331,201	259,892	71,309	--
State and political subdivision securities	313,097	--	270,458	42,639
Other foreign government supranational and foreign government-sponsored enterprises	1,842,204	272,823	1,541,516	27,865

Total fixed maturity securities – available-for-sale	22,401,659	598,605	19,481,405	2,321,649
Funds withheld at interest – embedded derivatives	(156,189)	--	--	(156,189)
Cash equivalents	367,876	367,876	--	--
Short-term investments	157,281	118,621	16,659	22,001
Other invested assets:
Non-redeemable preferred stock	84,111	73,446	10,665	--
Other equity securities	136,554	136,554	--	--
Derivatives:
Interest rate swaps	83,662	--	83,662	--
Interest rate options	16,054	--	16,054	--
CPI swaps	945	--	945	--
Credit default swaps	(3,391)	--	(3,391)	--
Equity options	54,351	--	54,351	--
Foreign currency swaps	140	--	140	--
Collateral	25,790	14,118	11,672	--
Other	7,205	7,205	--	--

Total other invested assets	405,421	231,323	174,098	--

Total	$23,176,048	$1,316,425	$19,672,162	$2,187,461

Liabilities:
Interest sensitive contract liabilities – embedded derivatives	$890,476	$--	$--	$890,476
Other liabilities:
Derivatives:
Interest rate swaps	1,463	--	1,463	--
Foreign currency forwards	7,014	--	7,014	--
Credit default swaps	(120)	--	(120)	--
Equity options	(440)	--	(440)	--
Foreign currency swaps	10,687	--	10,687	--

Total	$909,080	$--	$18,604	$890,476

December 31, 2012:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
Corporate securities	$12,380,071	$43,544	$10,667,964	$1,668,563
Canadian and Canadian provincial governments	4,049,334	--	4,049,334	--
Residential mortgage-backed securities	1,042,064	--	948,133	93,931
Asset-backed securities	691,555	--	459,164	232,391
Commercial mortgage-backed securities	1,698,903	--	1,531,897	167,006
U.S. government and agencies securities	265,190	192,780	67,872	4,538
State and political subdivision securities	302,498	--	259,286	43,212
Other foreign government, supranational and foreign government-sponsored enterprises	1,861,999	297,025	1,536,694	28,280

Total fixed maturity securities – available-for-sale	22,291,614	533,349	19,520,344	2,237,921
Funds withheld at interest – embedded derivatives	(243,177)	--	--	(243,177)
Cash equivalents	575,864	575,864	--	--
Short-term investments	239,131	178,923	38,177	22,031
Other invested assets:
Non-redeemable preferred stock	74,841	64,268	10,573	--
Other equity securities	147,859	147,859	--	--
Derivatives:
Interest rate swaps	104,972	--	104,972	--
Foreign currency forwards	1,017	--	1,017	--
CPI swaps	1,446	--	1,446	--
Credit default swaps	(1,741)	--	(1,741)	--
Equity options	62,514	--	62,514	--
Collateral	17,002	1,323	15,679	--
Other	11,951	11,951	--	--

Total other invested assets	419,861	225,401	194,460	--

Total	$23,283,293	$1,513,537	$19,752,981	$2,016,775

Liabilities:
Interest sensitive contract liabilities – embedded derivatives	$912,361	$--	$--	$912,361
Other liabilities:
Derivatives:
Interest rate swaps	196	--	196	--
Foreign currency forwards	2,105	--	2,105	--
Credit default swaps	1,953	--	1,953	--
Foreign currency swaps	27,398	--	27,398	--

Total	$944,013	$--	$31,652	$912,361

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

For assets and liabilities reported at fair value, the Company utilizes when available, fair values based on quoted prices in active markets that are regularly and readily obtainable. Generally, these are very liquid investments and the valuation does not require management judgment. When quoted prices in active markets are not available, fair value is based on market valuation techniques, market comparable pricing and the income approach. The use of different techniques, assumptions and inputs may have a material effect on the estimated fair values of the Company’s securities holdings. For the quarters ended March 31, 2013 and 2012, the application of market standard valuation techniques applied to similar assets and liabilities has been consistent.

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

Level 3 Measurements and Transfers

As of March 31, 2013 and December 31, 2012, respectively, the Company classified approximately 10.4% and 10.0% of its fixed maturity securities in the Level 3 category. These securities primarily consist of private placement corporate securities and bank loans with inactive trading markets. Additionally, the Company has included asset-backed securities with subprime exposure and mortgage-backed securities with below investment grade ratings in the Level 3 category due to market uncertainty associated with these securities and the Company’s utilization of information from third parties for the valuation of these securities.

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

The following table presents quantitative information about significant unobservable inputs used in Level 3 fair value measurements developed by the Company, which does not include Level 3 asset and liability measurements provided by third parties, as of March 31, 2013 and December 31, 2012 (dollars in thousands):

March 31, 2013:		Valuation	Unobservable	Range
	Fair Value	Technique(s)	Input	(Weighted Average)

Assets:
State and political subdivision securities	$5,364	Market comparable securities	Liquidity premium	1%

Corporate securities	429,817	Market comparable securities	Liquidity premium	0-2% (1%)

Short-term investments	22,001	Market comparable securities	Liquidity premium	1%

Funds withheld at interest- embedded derivatives	(156,189)	Total return swap	Mortality	0-100% (1%)

			Lapse	0-35% (6%)

			Withdrawal	0-5% (3%)

			Own Credit	0-1% (1%)

			Crediting rate	2-4% (3%)

Liabilities:
Interest sensitive contract liabilities- embedded derivatives- indexed annuities	769,685	Discounted cash flow	Mortality	0-100% (1%)

			Lapse	0-35% (6%)

			Withdrawal	0-5% (3%)

			Option budget projection	2-4% (3%)

March 31, 2013 (continued):	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Interest sensitive contract liabilities- embedded derivatives- variable annuities	120,791	Discounted cash flow	Mortality	0-100% (2%)

			Lapse	0-25% (5%)

			Withdrawal	0-7% (3%)

			Own Credit	0-1% (1%)

			Long-term volatility	0-27% (13%)

December 31, 2012:	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)

Assets:
State and political subdivision securities	$5,451	Market comparable securities	Liquidity premium	1%

Corporate securities	450,177	Market comparable securities	Liquidity premium	0-2% (1%)

Short-term investments	22,031	Market comparable securities	Liquidity premium	1%

Funds withheld at interest- embedded derivatives	(243,177)	Total return swap	Mortality	0-100% (1%)

			Lapse	0-35% (6%)

			Withdrawal	0-5% (3%)

			Own Credit	0-1% (1%)

			Crediting Rate	2-4% (3%)

Liabilities:
Interest sensitive contract liabilities- embedded derivatives- indexed annuities	740,256	Discounted cash flow	Mortality	0-100% (1%)

			Lapse	0-35% (6%)

			Withdrawal	0-5% (3%)

			Option budget projection	2-4% (3%)

Interest sensitive contract liabilities- embedded derivatives- variable annuities	172,105	Discounted cash flow	Mortality	0-100% (2%)

			Lapse	0-25% (5%)

			Withdrawal	0-7% (3%)

			Own Credit	0-1% (1%)

			Long-term volatility	0-27% (14%)

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

Transfers from Level 1 to Level 2 are due to the lack of observable market data when pricing these securities, while transfers from Level 2 to Level 1 are due to an increase in the availability of market observable data in an active market. The following tables present the transfers between Level 1 and Level 2 during the three months ended March 31, 2013 and 2012 (dollars in thousands):

	Three months ended March 31,
	2013		2012
	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1
Fixed maturity securities - available-for-sale:
Corporate securities	$--	$14,012	$--	$4

Total fixed maturity securities	$--	$14,012	$--	$4

The tables below provide a summary of the changes in fair value of Level 3 assets and liabilities for the three months ended March 31, 2013, as well as the portion of gains or losses included in income for the three months ended March 31, 2013 attributable to unrealized gains or losses related to those assets and liabilities still held at March 31, 2013 (dollars in thousands):

For the three months ended March 31, 2013:	Fixed maturity securities - available-for-sale
	Corporate securities	Residential mortgage- backed securities	Asset-backed securities	Commercial mortgage- backed securities	U.S. Government and agencies securities
Fair value, beginning of period	$1,668,563	$93,931	$232,391	$167,006	$4,538
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(2,027)	105	878	502	--
Investment related gains (losses), net	(1,262)	(173)	(1,747)	(870)	--
Claims & other policy benefits	--	--	--	--	--
Interest credited	--	--	--	--	--
Policy acquisition costs and other insurance expenses	--	--	--	--	--
Included in other comprehensive income	963	2,514	12,036	12,500	--
Purchases(1)	74,671	40,538	55,881	--	--
Sales(1)	(16,278)	(1,599)	(8,297)	(1,604)	--
Settlements(1)	(65,366)	(4,923)	(5,877)	(2,240)	--
Transfers into Level 3	3,773	10,324	2,966	--	--
Transfers out of Level 3	(16,134)	--	--	--	(4,538)

Fair value, end of period	$1,646,903	$140,717	$288,231	$175,294	$--

Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(2,027)	$105	$882	$501	$--
Investment related gains (losses), net	(202)	--	--	--	--
Claims & other policy benefits	--	--	--	--	--
Interest credited	--	--	--	--	--
Policy acquisition costs and other insurance expenses	--	--	--	--	--

For the three months ended March 31, 2013 (continued):	Fixed maturity securities available-for-sale
	State and political subdivision securities	Other foreign government, supranational and foreign government- sponsored enterprises	Funds withheld at interest- embedded derivative	Short-term investments	Interest sensitive contract liabilities embedded derivatives
Fair value, beginning of period	$43,212	$28,280	$(243,177)	$22,031	$(912,361)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	9	(75)	--	(3)	--
Investment related gains (losses), net	(4)	--	86,988	--	51,314
Claims & other policy benefits	--	--	--	--	--
Interest credited	--	--	--	--	(32,996)
Policy acquisition costs and other insurance expenses	--	--	--	--	--
Included in other comprehensive income	(553)	(340)	--	(27)	--
Purchases(1)	--	--	--	--	(13,860)
Sales(1)	--	--	--	--	--
Settlements(1)	(25)	--	--	--	17,427
Transfers into Level 3	--	--	--	--	--
Transfers out of Level 3	--	--	--	--	--

Fair value, end of period	$42,639	$27,865	$(156,189)	$22,001	$(890,476)

Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$9	$(75)	$--	$(4)	$--
Investment related gains (losses), net	--	--	86,988	--	50,123
Claims & other policy benefits	--	--	--	--	--
Interest credited	--	--	--	--	(50,424)
Policy acquisition costs and other insurance expenses	--	--	--	--	--

(1)

The amount reported within purchases, sales and settlements is the purchase price (for purchases) and the sales/settlement proceeds (for sales and settlements) based upon the actual date purchased or sold/settled. Items purchased and sold/settled in the same period are excluded from the rollforward. The Company had no issuances during the period.

The tables below provide a summary of the changes in fair value of Level 3 assets and liabilities for the three months ended March 31, 2012, as well as the portion of gains or losses included in income for the three and nine months ended March 31, 2012 attributable to unrealized gains or losses related to those assets and liabilities still held at March 31, 2012 (dollars in thousands):

For the three months ended March 31, 2012:	Fixed maturity securities - available-for-sale
	Corporate securities	Residential mortgage- backed securities	Asset-backed securities	Commercial mortgage- backed securities	State. and political subdivision securities
Fair value, beginning of period	$974,169	$81,655	$193,492	$115,976	$10,373
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	30	110	249	588	(5)
Investment related gains (losses), net	(585)	279	(670)	(12,075)	(4)
Claims & other policy benefits	--	--	--	--	--
Interest credited	--	--	--	--	--
Policy acquisition costs and other insurance expenses	--	--	--	--	--
Included in other comprehensive income	(682)	1,580	6,696	13,521	406
Purchases (1)	21,161	244	--	--	--
Sales(1)	(9,408)	(8,004)	--	--	--
Settlements(1)	(20,875)	(1,800)	(3,865)	--	(23)
Transfers into Level 3	17,444	--	1,080	10,846	--
Transfers out of Level 3	(3,583)	(19,629)	(50,620)	(10,178)	(5,508)

Fair value, end of period	$977,671	$54,435	$146,362	$118,678	$5,239

Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$30	$106	$249	$588	$(5)
Investment related gains (losses), net	(727)	(108)	(607)	(12,075)	--
Claims & other policy benefits	--	--	--	--	--
Interest credited	--	--	--	--	--
Policy acquisition costs and other insurance expenses	--	--	--	--	--

For the three months ended March 31, 2012 (continued):	Funds withheld at interest- embedded derivatives	Other invested assets- other equity securities	Reinsurance ceded receivable- embedded derivatives	Interest sensitive contract liabilities embedded derivatives
Fair value, beginning of period	$(361,456)	$11,489	$4,945	$(1,028,241)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	--	--	--	--
Investment related gains (losses), net	(9,428)	--	--	146,375
Claims & other policy benefits	--	--	--	2,278
Interest credited	--	--	--	(21,193)
Policy acquisition costs and other insurance expenses	--	--	(1,329)	--
Included in other comprehensive income	--	338	--	--
Purchases(1)	--	--	--	(23,590)
Sales(1)	--	--	--	--
Settlements(1)	--	--	(102)	21,089
Transfers into Level 3	--	--	--	--
Transfers out of Level 3	--	--	--	--

Fair value, end of period	$(370,884)	$11,827	$3,514	$(903,282)

Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$--	$--	$--	$--
Investment related gains (losses), net	(9,428)	--	--	144,624
Claims & other policy benefits	--	--	--	2,037
Interest credited	--	--	--	(42,107)
Policy acquisition costs and other insurance expenses	--	--	(1,188)	--

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

	Three months ended March 31,
	2013			2012
	Carrying Value Prior to Measurement	Estimated Fair Value After Measurement	Net Investment Gains (Losses)	Carrying Value Prior to Measurement	Estimated Fair Value After Measurement	Net Investment Gains (Losses)
Mortgage loans(1)	$13,581	$13,700	$119	$32,671	$28,875	$(3,796)
Limited partnership interests(2)	11,590	9,161	(2,429)	--	--	--

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

Fair Value of Financial Instruments

The Company is required by general accounting principles for Fair Value Measurements and Disclosures to disclose the fair value of certain financial instruments including those that are not carried at fair value. The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments, which were not measured at fair value on a recurring basis, at March 31, 2013 and December 31, 2012 (dollars in thousands):

March 31, 2013	Carrying Value	Estimated Fair Value	Fair Value Measurement Using:
			Level 1	Level 2	Level 3
Assets:
Mortgage loans on real estate	$2,325,191	$2,429,358	$--	$--	$2,429,358
Policy loans	1,245,812	1,245,812	--	1,245,812	--
Funds withheld at interest(1)	5,851,967	6,363,220	--	--	6,363,220
Cash and cash equivalents(2)	633,965	633,965	633,965	--	--
Short-term investments(2)	23,426	23,426	23,426	--	--
Other invested assets(2)	552,420	589,979	--	32,250	557,729
Accrued investment income	230,269	230,269	--	230,269	--
Liabilities:
Interest-sensitive contract liabilities(1)	$11,385,069	$11,805,623	$--	$--	$11,805,623
Long-term debt	1,815,392	2,025,511	--	--	2,025,511
Collateral finance facility	491,987	368,625	--	--	368,625

December 31, 2012:	Carrying Value	Estimated Fair Value	Fair Value Measurement Using:
			Level 1	Level 2	Level 3
Assets:
Mortgage loans on real estate	$2,300,587	$2,426,688	$--	$--	$2,426,688
Policy loans	1,278,175	1,278,175	--	1,278,175	--
Funds withheld at interest(1)	5,837,359	6,362,324	--	--	6,362,324
Cash and cash equivalents(2)	684,028	684,028	684,028	--	--
Short-term investments(2)	48,951	48,951	48,951	--	--
Other invested assets(2)	596,336	626,358	--	32,250	594,108
Accrued investment income	201,344	201,344	--	201,344	--
Liabilities:
Interest-sensitive contract liabilities(1)	$11,566,962	$11,926,339	$--	$--	$11,926,339
Long-term debt	1,815,253	2,014,062	--	--	2,014,062
Collateral finance facility	652,010	456,050	--	--	456,050

(1)	Carrying values presented herein differ from those presented in the condensed consolidated balance sheets because certain items within the respective financial statement caption are embedded derivatives and are measured at fair value on a recurring basis.

(2)	Carrying values presented herein differ from those presented in the condensed consolidated balance sheets because certain items within the respective financial statement caption are measured at fair value on a recurring basis.

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

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in Note 2 of the consolidated financial statements accompanying the 2012 Annual Report. The Company measures segment performance primarily based on profit or loss from operations before income taxes. There are no intersegment reinsurance transactions and the Company does not have any material long-lived assets. Investment income is allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes.

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

The Company’s reportable segments are strategic business units that are primarily segregated by geographic region. Information related to revenues, income (loss) before income taxes and total assets of the Company for each reportable segment are summarized below (dollars in thousands).

	Three months ended March 31,
Total revenues:	2013	2012
U.S.	$1,500,264	$1,324,147
Canada	297,089	275,623
Europe & South Africa	339,229	308,337
Asia Pacific	388,969	359,685
Corporate and Other	75,551	25,183

Total	$2,601,102	$2,292,975

	Three months ended March 31,
Income (loss) before income taxes:	2013	2012
U.S.	$174,409	$92,745
Canada	36,308	55,063
Europe & South Africa	17,385	6,606
Asia Pacific	14,518	32,067
Corporate and Other	36,207	(5,718)

Total	$278,827	$180,763

Total Assets:	March 31, 2013	December 31, 2012
U.S.	$24,802,143	$24,924,363
Canada	3,946,500	3,764,002
Europe & South Africa	2,137,397	2,235,199
Asia Pacific	3,051,842	3,208,732
Corporate and Other	6,259,219	6,228,142

Total	$40,197,101	$40,360,438

8.	Commitments and Contingent Liabilities

At March 31, 2013, the Company’s commitments to fund investments were $166.8 million in limited partnerships, $22.2 million in commercial mortgage loans and $80.5 million in bank loans, including revolving credit agreements. At December 31, 2012, the Company’s commitments to fund investments were $176.7 million in limited partnerships, $22.2 million in commercial mortgage loans and $68.5 million in bank loans, including revolving credit agreements. The Company anticipates that the majority of its current commitments will be invested over the next five years; however, these commitments could become due any time at the request of the counterparties. Investments in limited partnerships and private placements are carried at cost or reported using the equity method and included in other invested assets in the condensed consolidated balance sheets. Bank loans are carried at fair value and included in fixed maturities available-for-sale.

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

The Company has obtained bank letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions. At March 31, 2013 and December 31, 2012, there were approximately $60.3 million and $45.4 million, respectively, of undrawn outstanding bank letters of credit in favor of third parties. Additionally, the Company utilizes letters of credit to secure reserve credits when it retrocedes business to its subsidiaries, including Parkway Reinsurance Company (“Parkway Re”), Rockwood Reinsurance Company (“Rockwood Re”), Timberlake Financial L.L.C. (“Timberlake Financial”), RGA Americas Reinsurance, Ltd. (“RGA Americas”), RGA Reinsurance Company (Barbados) Ltd. (“RGA Barbados”) and RGA Atlantic Reinsurance Company, Ltd. (“RGA Atlantic”). The Company cedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions such as the U.S. and the United Kingdom. The capital required to support the business in the affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of March 31, 2013 and December 31, 2012, $864.5 million and $763.5 million, respectively, in undrawn letters of credit from various banks were outstanding, backing reinsurance between the various subsidiaries of the Company. The banks providing letters of credit to the Company are included on the National Association of Insurance Commissioners (“NAIC”) list of approved banks.

The Company maintains four credit facilities, a syndicated revolving credit facility with a capacity of $850.0 million and three letter of credit facilities with a combined capacity of $590.0 million. The Company may borrow cash and obtain letters of credit in multiple currencies under its syndicated revolving credit facility. The following table provides additional information on the Company’s credit facilities as of March 31, 2013 and December 31, 2012 (dollars in millions):

		Amount Utilized(1)
Facility Capacity	Maturity Date	March 31, 2013	December 31, 2012	Basis of Fees
$850.0	December 2015	$140.0	$402.9	Senior unsecured long-term debt rating
$200.0	September 2019	200.0	200.0	Fixed
$120.0	May 2016	100.0	100.0	Fixed
$270.0	November 2017	270.0	--	Fixed

(1)	Represents issued but undrawn letters of credit. There was no cash borrowed for the periods presented.

RGA has issued guarantees to third parties on behalf of its subsidiaries for the payment of amounts due under certain reinsurance treaties, securities borrowing arrangements, financing arrangements and office lease obligations, whereby, if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. In limited circumstances, treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA’s subsidiary is relatively new, unrated, or not of a significant size, relative to the ceding company. Liabilities supported by the treaty guarantees, before consideration for any legally offsetting amounts due from the guaranteed party, totaled $701.0 million and $686.0 million as of March 31, 2013 and December 31, 2012, respectively, and are reflected on the Company’s condensed consolidated balance sheets in future policy benefits. As of March 31, 2013 and December 31, 2012, the Company’s exposure related to treaty guarantees, net of assets held in trust, was $481.7 million and $463.5 million, respectively. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to borrowed securities provide additional security to third parties should a subsidiary fail to make principal and/or interest payments when due. As of March 31, 2013 and December 31, 2012, RGA’s obligation related to borrowed securities guarantees was $87.5 million. There were no amounts guaranteed under financing arrangements as of March 31, 2013 and December 31, 2012.

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

The Company, through a wholly-owned subsidiary, has committed to provide statutory reserve support to a third-party through 2035, in exchange for a fee, by funding a loan if certain defined events occur. Such statutory reserves are required under the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX for term life insurance policies and Regulation A-XXX for universal life secondary guarantees). The maximum potential obligation under this commitment is $560.0 million. The third-party has recourse to RGA should the subsidiary fail to provide the required funding, however, as of March 31, 2013, the Company does not believe that it will be required to provide any funding under this commitment as the occurrence of the defined events is considered remote.

In addition, the Company indemnifies its directors and officers as provided in its charters and by-laws. Since this indemnity generally is not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under this indemnity in the future.

9.	Employee Benefit Plans

The components of net periodic benefit costs for the three months ended March 31, 2013 and 2012 were as follows (dollars in thousands):

	Pension Benefits		Other Benefits
	Three months ended March 31,		Three months ended March 31,
	2013	2012	2013	2012
Net periodic benefit cost:
Service cost	$1,883	$1,532	$410	$279
Interest Cost	1,018	980	312	259
Expected return on plan assets	(767)	(734)	--	--
Amortization of prior service cost	94	99	--	--
Amortization of prior actuarial loss	837	275	186	88

Total	$3,065	$2,152	$908	$626

The Company has not made any pension contributions during the first three months of 2013, but expects to make total pension contributions of $6.4 million in 2013.

10.	Equity Based Compensation

Equity compensation expense was $9.7 million and $8.4 million in the first quarter of 2013 and 2012, respectively. In the first quarter of 2013, the Company granted 0.7 million stock appreciation rights at $58.77 weighted average exercise price per share and 0.3 million performance contingent units to employees. Additionally, non-employee directors were granted a total of 14,200 shares of common stock. As of March 31, 2013, 2.1 million share options at $49.29 weighted average per share were vested and exercisable with a remaining weighted average exercise period of 5.1 years. As of March 31, 2013, the total compensation cost of non-vested awards not yet recognized in the financial statements was $44.6 million. It is estimated that these costs will vest over a weighted average period of 3.1 years.

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

Certain retrocessions are arranged through the Company’s retrocession pools for amounts in excess of the Company’s retention limit. As of March 31, 2013 and December 31, 2012, all rated retrocession pool participants rated by the A.M. Best Company were rated “A- (excellent)” or better, except for one pool member that was rated “B++.” The Company verifies retrocession pool participants’ ratings on a quarterly basis. For a majority of the retrocessionaires that were not rated, security in the form of letters of credit or trust assets has been given as additional security in favor of RGA Reinsurance Company (“RGA Reinsurance”). In addition, the Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance.

As of March 31, 2013 and December 31, 2012, the Company had claims recoverable from retrocessionaires of $156.4 million and $156.0 million, respectively, which is included in reinsurance ceded receivables, in the condensed consolidated balance sheets. The Company considers outstanding claims recoverable in excess of 90 days to be past due. There were $16.6 million and $10.4 million of past due claims recoverable as of March 31, 2013 and December 31, 2012, respectively. Based on financial reviews of the counterparties, the Company has not established a valuation allowance for claims recoverable. The Company has never experienced a material default in connection with retrocession arrangements, nor has it experienced any difficulty in collecting claims recoverable from retrocessionaires; however, no assurance can be given as to the future performance of such retrocessionaires or as to recoverability of any such claims.

12.	Repurchase of Collateral Finance Facility Notes

On January 17, 2013, the Company repurchased $160.0 million face amount of its Series A Floating Rate Insured Notes issued by RGA’s subsidiary, Timberlake Financial, L.L.C., for $112.0 million, which was the market value at the date of the purchase. The notes were purchased by RGA Reinsurance Company, also a subsidiary of RGA. As a result, the Company recorded a pre-tax gain of $46.5 million, after fees, in other revenues.

13.	Stock Transactions

On January 24, 2013, RGA’s board of directors authorized a share repurchase program for up to $200.0 million of RGA’s outstanding common stock. This authorization was effective January 24, 2013 and does not have an expiration date. During the first quarter of 2013, RGA repurchased 815,011 shares of common stock under this program for $47.6 million. During April 2013, the Company repurchased an additional 892,047 shares of common stock under the program for $52.4 million. The common shares repurchased have been placed into treasury to be used for general corporate purposes.

On April 18, 2013, RGA’s board of directors authorized an increase of $100.0 million to the share repurchase program previously authorized on January 24, 2013. With this authorization, the total amount of the Company’s outstanding common stock authorized for repurchase is $300.0 million.

14.	New Accounting Standards

Changes to the general accounting principles are established by the FASB in the form of accounting standards updates to the FASB Accounting Standards Codification™. Accounting standards updates not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s consolidated financial statements.

Adoption of New Accounting Standards

Basis of Presentation

In December 2011, the FASB amended the general accounting principles for Balance Sheet as it relates to the disclosures about offsetting assets and liabilities. The amendment requires disclosures about the Company’s rights of offset and related arrangements associated with its financial instruments and derivative instruments. This amendment also requires the disclosure of both gross and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. In January 2013, the FASB amended the general accounting principles for Balance Sheet as it relates to the disclosures about offsetting assets and liabilities. This amendment clarifies that the scope of the Balance Sheet amendment made in December 2011 applies only to derivatives, including bifurcated embedded derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions that are either offset or subject to an enforceable master netting agreement or a similar agreement. These amendments are effective for interim and annual reporting periods beginning on or after January 1, 2013. The Company adopted these amendments and the required disclosures are provided in Note 4 — “Investments.”

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

Comprehensive Income

In February 2013, the FASB amended the general accounting principles for Comprehensive Income as it relates to the reporting of amounts reclassified out of accumulated other comprehensive income. The amendment requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. This amendment also requires entities to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. However, this is only necessary if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. The amendment is effective for interim and annual reporting periods beginning after December 31, 2012. The Company adopted this amendment and the required disclosures are provided in Note 3 — “Accumulated Other Comprehensive Income.”

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

Forward-looking statements should be evaluated together with the many risks and uncertainties that affect the Company’s business, including those mentioned in this document and the cautionary statements described in the periodic reports the Company files with the SEC. These forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligations to update these forward-looking statements, even though the Company’s situation may change in the future. The Company qualifies all of its forward-looking statements by these cautionary statements. For a discussion of these risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements, you are advised to see Item 1A – “Risk Factors” in the 2012 Annual Report.

Overview

RGA is an insurance holding company that was formed on December 31, 1992. The condensed consolidated financial statements include the assets, liabilities and results of operations of RGA, RGA Reinsurance, RCM, RGA Barbados, RGA Americas, RGA Atlantic, RGA Canada, RGA Australia and RGA International as well as other subsidiaries, which are primarily wholly owned (collectively, the Company).

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

The Company’s long-term profitability primarily depends on the volume and amount of death claims incurred and the ability to adequately price the risks assumed. While death claims are reasonably predictable over a period of many years, claims become less predictable over shorter periods and are subject to significant fluctuation from quarter to quarter and year to year. The maximum amount of individual life coverage the Company retains per life varies by market and can be as high as $8.0 million. In certain limited situations the Company has retained more than $8.0 million per individual life. Exposures in excess of these retention amounts are typically retroceded to retrocessionaires; however, the Company remains fully liable to the ceding company for the entire amount of risk it assumes. The Company believes its sources of liquidity are sufficient to cover potential claims payments on both a short-term and long-term basis.

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

Results of Operations

Consolidated

Consolidated income before income taxes increased $98.1 million, or 54.3% for the first quarter of 2013, as compared to the same period in 2012. The increase was primarily due an increase in investment related gains, higher investment income and the recognition in other revenues of gains on the repurchase of collateral finance facility securities of $46.5 million. The increase in investment related gains reflects a favorable change in the value of embedded derivatives within the U.S. segment due to the effect of tightening credit spreads. Foreign currency fluctuations relative to the prior year unfavorably affected income before income taxes by approximately $2.2 million in the first quarter of 2013, as compared to the same period in 2012.

The Company recognizes in consolidated income, changes in the value of embedded derivatives on modco or funds withheld treaties, equity-indexed annuity treaties (“EIAs”) and variable annuity products. The change in the value of embedded derivatives related to reinsurance treaties written on a modco or funds withheld basis is subject to the general accounting principles for derivatives and hedging related to embedded derivatives. The unrealized gains and losses associated with these embedded derivatives, after adjustment for deferred acquisition costs, increased income before income taxes by $30.3 million in the first quarter of 2013, as compared to the same period in 2012. Changes in risk free rates used in the fair value estimates of embedded derivatives associated with EIAs affect the amount of unrealized gains and losses the Company recognizes. The unrealized gains and losses associated with EIAs, after adjustment for deferred acquisition costs and retrocession, increased income before income taxes by $5.0 million in the first quarter of 2013, as compared to the same period in 2012. The change in the Company’s liability for variable annuities associated with guaranteed minimum living benefits affects the amount of unrealized gains and losses the Company recognizes. The unrealized gains and losses associated with guaranteed minimum living benefits, after adjustment for deferred acquisition costs, decreased income before income taxes by $4.4 million in the first quarter of 2013, as compared to the same period in 2012.

The combined changes in these three types of embedded derivatives, after adjustment for deferred acquisition costs and retrocession, resulted in an increase of approximately $30.9 million in consolidated income before income taxes in the first quarter of 2013, as compared to the same period in 2012. These fluctuations do not affect current cash flows, crediting rates or spread performance on the underlying treaties. Therefore, management believes it is helpful to distinguish between the effects of changes the fair value of in these embedded derivatives, net of related hedging activity, and the primary factors that drive profitability of the underlying treaties, namely investment income, fee income, and interest credited.

Consolidated net premiums increased $116.2 million, or 6.2%, in the first quarter of 2013, as compared to the same period in 2012, due to growth in life reinsurance in force. Foreign currency fluctuations unfavorably affected net premiums by approximately $19.6 million in the first quarter of 2013, as compared to the same period in 2012. Consolidated assumed life insurance in force increased to $2,872.8 billion as of March 31, 2013 from $2,771.0 billion as of March 31, 2012 due to new business production. The Company added new business production, measured by face amount of insurance in force, of $95.9 billion and $118.5 billion during the first quarter of 2013 and 2012, respectively. Foreign currency fluctuations negatively affected the increase in assumed life insurance in force from March 31, 2012 by $38.9 billion. Management believes industry consolidation and the established practice of reinsuring mortality risks should continue to provide opportunities for growth, albeit at rates less than historically experienced in some markets.

Consolidated investment income, net of related expenses, increased $84.2 million, or 24.7%, for the three months ended March 31, 2013, as compared to the same period in 2012. The increase is primarily due to $53.5 million of investment income associated with a large fixed annuity transaction executed in the second quarter of 2012. Contributing to the increase is market value changes related to the Company’s funds withheld at interest investment associated with the reinsurance of certain EIAs which favorably affected investment income by $20.8 million. The effect on investment income of the EIAs market value changes is substantially offset by a corresponding change in interest credited to policyholder account balances resulting in an insignificant effect on net income. The increase also reflects a larger average invested asset base, excluding funds withheld and other spread business, somewhat offset by lower effective investment portfolio yields. Average invested assets at amortized cost, excluding funds withheld and other spread business, for the three months ended March 31, 2013 totaled $18.0 billion, a 10.1% increase over March 31, 2012. The average yield earned on investments, excluding funds withheld and other spread business, decreased to 4.83%, for the first quarter of 2013 from 5.05% for the first quarter of 2012. The average yield will vary from quarter to quarter and year to year depending on a number of variables, including the prevailing interest rate and credit spread environment, changes in the mix of the underlying investments and cash balances, and the timing of dividends and distributions on certain investments. A continued low interest rate environment in the U.S. and Canada is expected to put downward pressure on this yield in future reporting periods.

Total investment related gains (losses), net increased by $50.9 million, or 116.8%, for the three months ended March 31, 2013, as compared to the same period in 2012. The increase is primarily due to a favorable change in the embedded derivatives related to reinsurance treaties written on a modco or funds withheld basis of $99.7 million, an increase in the fair value of derivatives used to hedge the embedded derivative liabilities associated with guaranteed minimum living benefits of $43.4 million and a decrease in investment impairments on fixed maturity and equity securities of $14.6 million. Offsetting these increases was an unfavorable change in the embedded derivatives related to guaranteed minimum living benefits of $95.1 million. See Note 4 – “Investments” and Note 5 – “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for additional information on the impairment losses and derivatives. Investment income and investment related gains and losses are allocated to the operating segments based upon average assets and related capital levels deemed appropriate to support the segment operations.

The effective tax rate on a consolidated basis was 33.5% and 31.8% for the first quarter of 2013 and 2012, respectively. The 2013 effective tax rate was lower than the U.S. Statutory rate of 35% primarily as a result of income in non-U.S. jurisdictions with lower tax rates than the U.S. and differences in tax basis in foreign jurisdictions. The 2012 effective tax rate was lower than the U.S. statutory rate of 35% primarily as a result of income in non-U.S. jurisdictions with lower tax rates than the U.S. and differences in tax basis in foreign jurisdictions offset by a tax accrual of $1.3 million related to business extender provisions that the U.S. Congress did not pass prior to the end of the quarter.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the application of accounting policies that often involve a significant degree of judgment. Management, on an ongoing basis, reviews estimates and assumptions used in the preparation of financial statements. If management determines that modifications in assumptions and estimates are appropriate given current facts and circumstances, results of operations and financial position as reported in the condensed consolidated financial statements could change significantly.

Management believes the critical accounting policies relating to the following areas are most dependent on the application of estimates and assumptions:

—	Deferred acquisition costs;

—	Liabilities for future policy benefits and incurred but not reported claims;

—	Valuation of investments and other-than-temporary impairments;

—	Valuation of embedded derivatives; and

—	Income taxes.

A discussion of each of the critical accounting policies may be found in the Company’s 2012 Annual Report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”

Further discussion and analysis of the results for 2013 compared to 2012 are presented by segment.

U.S. Operations

U.S. operations consist of two major sub-segments: Traditional and Non-Traditional. The Traditional sub-segment primarily specializes in individual mortality-risk reinsurance and to a lesser extent, group, health and long-term care reinsurance. The Non-Traditional sub-segment consists of Asset-Intensive and Financial Reinsurance. During 2012, the Asset-Intensive sub-segment issued its first fee-based synthetic guaranteed investment contracts which include investment-only, stable value contracts, to retirement plans.

For the three months ended March 31, 2013		Non-Traditional
(dollars in thousands)		Asset-Intensive	Financial Reinsurance	Total U.S.
	Traditional

Revenues:
Net premiums	$1,046,049	$3,838	$--	$1,049,887
Investment income, net of related expenses	132,289	179,369	597	312,255
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(162)	--	--	(162)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	--	--	--	--
Other investment related gains (losses), net	7,459	88,584	34	96,077

Total investment related gains (losses), net	7,297	88,584	34	95,915
Other revenues	529	28,881	12,797	42,207

Total revenues	1,186,164	300,672	13,428	1,500,264

Benefits and expenses:
Claims and other policy benefits	929,680	3,588	--	933,268
Interest credited	16,150	108,785	--	124,935
Policy acquisition costs and other insurance expenses	139,968	94,663	3,440	238,071
Other operating expenses	23,521	4,113	1,947	29,581

Total benefits and expenses	1,109,319	211,149	5,387	1,325,855

Income before income taxes	$76,845	$89,523	$8,041	$174,409

For the three months ended March 31, 2012		Non-Traditional
(dollars in thousands)		Asset-Intensive	Financial Reinsurance	Total U.S.
	Traditional

Revenues:
Net premiums	$1,021,507	$3,596	$--	$1,025,103
Investment income (loss), net of related expenses	132,417	109,277	164	241,858
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(6,030)	--	--	(6,030)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	(5,907)	--	--	(5,907)
Other investment related gains (losses), net	(1,147)	40,603	(139)	39,317

Total investment related gains (losses), net	(13,084)	40,603	(139)	27,380
Other revenues	1,003	19,893	8,910	29,806

Total revenues	1,141,843	173,369	8,935	1,324,147

Benefits and expenses:
Claims and other policy benefits	907,461	1,902	--	909,363
Interest credited	15,054	72,750	--	87,804
Policy acquisition costs and other insurance expenses (income)	145,485	59,065	770	205,320
Other operating expenses	24,001	3,062	1,852	28,915

Total benefits and expenses	1,092,001	136,779	2,622	1,231,402

Income before income taxes	$49,842	$36,590	$6,313	$92,745

Income before income taxes for the U.S. operations segment increased by $81.7 million for the three months ended March 31, 2013, as compared to the same period in 2012. The increase in income before income taxes in the first quarter of 2013 can be largely attributed to the Asset-Intensive segment. The significant increase in income over the prior year for this sub-segment was generated primarily by a large Asset-Intensive transaction completed in the second quarter of 2012, favorable changes in credit spreads on the fair value of embedded derivatives associated with treaties written on a modified coinsurance or funds withheld basis, and favorable returns in the broader equity markets in the first quarter of 2013. In addition, income before income taxes in the Traditional sub-segment also increased, mainly as a result of an increase in investment related gains.

Traditional Reinsurance

The U.S. Traditional sub-segment provides life and health reinsurance to domestic clients for a variety of products through yearly renewable term, coinsurance and modified coinsurance agreements. These reinsurance arrangements may involve either facultative or automatic agreements.

Income before income taxes for the U.S. Traditional sub-segment increased by $27.0 million, or 54.2%, for the three months ended March 31, 2013, as compared to the same period in 2012. The increase in the first quarter was primarily due to an increase in investment related gains (losses), net and growth, primarily in the individual health line of business, compared to the same period in 2012.

Net premiums increased $24.5 million, or 2.4%, for the three months ended March 31, 2013, as compared to the same period in 2012. The increase in net premiums was driven almost entirely by growth in the health and group related coverages which contributed $24.4 million to the increase for the first quarter of 2013. This sub-segment added new individual life business production, measured by face amount of insurance in force, of $25.7 billion and $85.0 billion during the first three months of 2013 and 2012, respectively. Approximately $42.8 billion of the decrease in new business production compared to the same period in 2012 relates to one large in force transaction recorded in the first quarter of 2012.

Net investment income decreased $0.1 million, or 0.1%, for the three months ended March 31, 2013, as compared to the same period in 2012. The decrease is due to lower yield rates almost entirely offset by an increase in the average invested asset base. Investment related gains (losses), net increased $20.4 million, for the three months ended March 31, 2013, as compared to the same period in 2012, primarily due to a decrease in investment impairments. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.

Claims and other policy benefits as a percentage of net premiums (“loss ratios”) were 88.9% and 88.8% for the first quarter of 2013 and 2012, respectively. The Company’s experience indicates that claims flow is typically higher in the first quarter due to seasonality of death claims as more people die in winter months than other months of the year in several of the Company’s major markets. Although reasonably predictable over a period of years, death claims can be volatile over shorter periods.

Interest credited expense increased $1.1 million, or 7.3%, for the three months ended March 31, 2013, as compared to the same period in 2012. This expense relates primarily to one treaty in which the related investment income increased proportionately, resulting in minimal net income impact. Interest credited in this sub-segment relates to amounts credited on cash value products which also have a significant mortality component. Income before income taxes is affected by the spread between the investment income and the interest credited on the underlying products. Interest earned rates and related interest crediting rates are index driven. The spread remained relatively constant in both periods.

Policy acquisition costs and other insurance expenses as a percentage of net premiums were 13.4% and 14.2% for the first quarter of 2013 and 2012, respectively. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels within coinsurance-type arrangements. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary. Also, the mix of first year coinsurance business versus yearly renewable term business can cause the percentage to fluctuate from period to period.

Other operating expenses decreased $0.5 million, or 2.0%, for the three months ended March 31, 2013, as compared to the same period in 2012. Other operating expenses, as a percentage of net premiums were 2.2% and 2.3% for the first quarter of 2013 and 2012, respectively.

Asset-Intensive Reinsurance

The U.S. Asset-Intensive sub-segment primarily assumes investment risk within underlying annuities and corporate-owned life insurance policies. Most of these reinsurance agreements are coinsurance, coinsurance with funds withheld or modified coinsurance whereby the Company recognizes profits or losses primarily from the spread between the investment income earned and the interest credited on the underlying deposit liabilities, as well as fees associated with variable annuity account values.

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

(dollars in thousands)	For the three months ended March 31,
	2013	2012
Revenues:
Total revenues	$300,672	$173,369
Less:
Embedded derivatives – modco/funds withheld treaties	90,201	(9,387)
Guaranteed minimum benefit riders and related free standing derivatives	(1,039)	50,670

Revenues before certain derivatives	211,510	132,086

Benefits and expenses:
Total benefits and expenses	211,149	136,779
Less:
Embedded derivatives – modco/funds withheld treaties	56,990	(12,402)
Guaranteed minimum benefit riders and related free standing derivatives	(1,411)	33,470
Equity-indexed annuities	(6,846)	(1,836)

Benefits and expenses before certain derivatives	162,416	117,547

Income before income taxes:
Income before income taxes	89,523	36,590
Less:
Embedded derivatives – modco/funds withheld treaties	33,211	3,015
Guaranteed minimum benefit riders and related free standing derivatives	372	17,200
Equity-indexed annuities	6,846	1,836

Income before income taxes and certain derivatives	49,094	14,539

Embedded Derivatives - Modco/Funds Withheld Treaties- Represents the change in the fair value of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis. The fair value changes of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in benefits and expenses. Changes in the fair value of the embedded derivative are driven by changes in investment credit spreads, including the Company’s own credit risk. Generally, an increase in investment credit spreads, ignoring changes in the Company’s own credit risk, will have a negative impact on the fair value of the embedded derivative (decrease in income). Changes in fair values of these embedded derivatives are net of a decrease in revenues of $1.7 million and $63.5 million for the three months ended March 31, 2013 and 2012, respectively, associated with the Company’s own credit risk. A 10% increase in the Company’s own credit risk rate would have increased revenues for the three months ended March 31, 2013 by approximately $0.1 million. Conversely, a 10% decrease in the Company’s own credit risk rate would have decreased revenues for the three months ended March 31, 2013 by approximately $0.1 million.

In the first quarter of 2013, the change in fair value of the embedded derivative increased revenues by $90.2 million and related deferred acquisition expenses decreased benefits and expenses by $57.0 million, for a positive pre-tax income impact of $33.2 million. During the first quarter of 2012, the change in fair value of the embedded derivative decreased revenues by $9.4 million and related deferred acquisition expenses decreased benefits and expenses by $12.4 million, for a positive pre-tax income impact of $3.0 million.

Guaranteed Minimum Benefit Riders- Represents the impact related to guaranteed minimum benefits associated with the Company’s reinsurance of variable annuities. The fair value changes of the guaranteed minimum benefits along with the changes in fair value of the free standing derivatives purchased by the Company to partially hedge the liability are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in expenses. Changes in fair values of these embedded derivatives are net of an increase in revenues of $11.9 million and $37.0 million for the three months ended March 31, 2013 and 2012, respectively, associated with the Company’s own credit risk. A 10% increase in the Company’s own credit risk rate would have increased revenues for the three months ended March 31, 2013 by approximately $1.1 million. Conversely, a 10% decrease in the Company’s own credit risk rate would have decreased revenues for the three months ended March 31, 2013 by approximately $1.1 million.

In the first quarter of 2013, the change in the fair value of the guaranteed minimum benefits, after allowing for changes in the associated free standing derivatives, decreased revenues by $1.0 million and deferred acquisition expenses decreased benefits and expenses by $1.4 million for a positive pre-tax income impact of $0.4 million. In the first quarter of 2012, the change in the fair value of the guaranteed minimum benefits after allowing for changes in the associated free standing derivatives increased revenues by $50.7 million and deferred acquisition expenses increased benefits and expenses by $33.5 million for a positive pre-tax income impact of $17.2 million.

Equity-Indexed Annuities- Represents the impact of changes in the benchmark rate on the calculation of the fair value of embedded derivative liabilities associated with equity-indexed annuities, after adjustments for related deferred acquisition expenses. In the first quarter of 2013 and 2012, expenses decreased $6.8 million and $1.8 million, respectively.

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

Discussion and analysis before certain derivatives:

The increase in income before income taxes and certain derivatives in the first quarter of 2013 of $34.6 million was primarily due to a large coinsurance agreement entered into in the second quarter of 2012. In addition, the net impact of investment related gains (losses) and corresponding changes in DAC related to capital gains (losses) in the funds withheld portfolios also contributed to the favorable variance.

The increase in revenue before certain derivatives of $79.4 million in the first quarter of 2013 was largely driven by an increase in investment income attributed to the new coinsurance agreement referred to above.

The increase in benefits and expenses before certain derivatives of $44.9 million in the first quarter of 2013 was primarily due to a change in the interest credited expense related to the coinsurance transaction mentioned above. This change was mostly offset by a corresponding change in investment income.

The average invested asset base supporting this sub-segment increased to $11.3 billion in the first quarter of 2013 from $5.9 billion in the first quarter of 2012. The growth in the asset base was driven primarily by the significant coinsurance transaction previously mentioned. As of March 31, 2013, $4.3 billion of the invested assets were funds withheld at interest, of which 93.6% is associated with one client.

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

Income before income taxes increased $1.7 million, or 27.4%, for the three months ended March 31, 2013, as compared to the same period in 2012. The increase in the first quarter of 2013 was the result of additional surplus relief provided as compared to the same period in 2012. At March 31, 2013 and 2012, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial structures was $2.7 billion and $2.0 billion, respectively. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and therefore can fluctuate from period to period.

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

(dollars in thousands)	For the three months ended March 31,
	2013	2012
Revenues:
Net premiums	$243,271	$218,210
Investment income, net of related expenses	50,555	48,900
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	--	--
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	--	--
Other investment related gains (losses), net	3,055	8,543

Total investment related gains (losses), net	3,055	8,543
Other revenues	208	(30)

Total revenues	297,089	275,623

Benefits and expenses:
Claims and other policy benefits	189,698	160,625
Interest credited	12	--
Policy acquisition costs and other insurance expenses	60,832	50,285
Other operating expenses	10,239	9,650

Total benefits and expenses	260,781	220,560

Income before income taxes	$36,308	$55,063

Income before income taxes decreased by $18.8 million, or 34.1%, for the three months ended March 31, 2013, as compared to the same period in 2012. The decrease in income in the first quarter of 2013 was primarily due to better traditional individual life mortality experience in the prior quarter compared to this quarter and a decrease of $5.5 million in net investment related gains. In addition, the first quarter of 2012 included $6.3 million of income from the recapture of a previously assumed block of individual life business. In the first three months of 2013, a weaker Canadian dollar resulted in a decrease in income before income taxes of $0.5 million compared to the same period in 2012.

Net premiums increased $25.1 million, or 11.5%, for the three months ended March 31, 2013, as compared to the same period in 2012. Premiums increased in the first quarter of 2013 due to new business from both new and existing treaties. Excluding the impact of foreign exchange, reinsurance in force at March 31, 2013 increased 7.0% over March 31, 2012. The increase in net premiums is also due to an increase in premiums from creditor treaties of $16.7 million. Foreign currency exchange fluctuation in the Canadian dollar resulted in a decrease in net premiums of approximately $1.6 million in the first quarter of 2013 compared to 2012. Premium levels can be significantly influenced by currency fluctuations, large transactions, mix of business and reporting practices of ceding companies and therefore may fluctuate from period to period.

Net investment income increased $1.7 million, or 3.4%, for the three months ended March 31, 2013, as compared to the same period in 2012. The increase in investment income, excluding the impact of foreign exchange, was mainly the result of a 11.0% increase in the allocated asset base due to growth in the underlying business volume, offset by a lower investment yield. Foreign currency exchange fluctuation in the Canadian dollar resulted in a decrease to net investment income of approximately $0.4 million in the first quarter of 2013, as compared to the same period in 2012. Investment income and investment related gains and losses are allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.

Loss ratios for this segment were 78.0% and 73.6% for the first quarter of 2013 and 2012, respectively. Excluding creditor business, claims and other policy benefits, as a percentage of net premiums and investment income were 72.9% and 65.4% for the first quarter of 2013 and 2012, respectively. The increase in the loss ratio is due to better than expected traditional individual life mortality experience in the prior quarter compared to the current quarter.

Policy acquisition costs and other insurance expenses as a percentage of net premiums were 25.0% and 23.0% for the first quarter of 2013 and 2012, respectively. Policy acquisition costs and other insurance expenses as a percentage of net premiums for traditional individual life business were 12.9% and 14.6% for the first quarter of 2013 and 2012, respectively. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels and product mix. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary.

Other operating expenses increased by $0.6 million, or 6.1% for the three months ended March 31, 2013, as compared to the same period in 2012. Other operating expenses as a percentage of net premiums were 4.2% and 4.4% for the first quarter of 2013 and 2012, respectively.

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

(dollars in thousands)	For the three months ended March 31,
	2013	2012
Revenues:
Net premiums	$323,908	$292,771
Investment income, net of related expenses	12,224	11,331
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	--	--
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	--	--
Other investment related gains (losses), net	1,810	1,982

Total investment related gains (losses), net	1,810	1,982
Other revenues	1,287	2,253

Total revenues	339,229	308,337

Benefits and expenses:
Claims and other policy benefits	283,915	261,484
Policy acquisition costs and other insurance expenses	11,734	15,052
Other operating expenses	26,195	25,195

Total benefits and expenses	321,844	301,731

Income before income taxes	$17,385	$6,606

Income before income taxes increased by $10.8 million, or 163.2%, for the three months ended March 31, 2013, as compared to the same period in 2012. The increase in income before income taxes for the first quarter was primarily due to favorable claims experience over the prior period, partially offset by adverse critical illness claims in the UK and disability income claims in South Africa. Unfavorable foreign currency exchange fluctuations contributed to the decrease in income before income taxes totaling $0.9 million for the first quarter of 2013.

Net premiums increased $31.1 million, or 10.6%, for the three months ended March 31, 2013, as compared to the same period in 2012. Net premiums increased as a result of new business from both new and existing treaties including a $11.0 million increase associated with reinsurance of longevity risk in the UK. During 2013, there was an unfavorable foreign currency exchange fluctuation, particularly with the British pound and the South African rand weakening against the U.S. dollar when compared to the same periods in 2012, which decreased net premiums by approximately $9.9 million in the first quarter of 2013 as compared to the same period in 2012.

A portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage, primarily in the UK. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Net premiums earned from this coverage totaled $63.6 million and $61.5 million in the first quarter of 2013 and 2012, respectively. Premium levels can be significantly influenced by currency fluctuations, large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.

Net investment income increased $0.9 million, or 7.9%, for the three months ended March 31, 2013, as compared to the same period in 2012. This increase was primarily due to an increase in the invested asset base. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.

Loss ratios for this segment were 87.7% and 89.3% for the first quarter of 2013 and 2012, respectively. The decreased loss ratio for the current quarter is attributable to favorable claims experience over the prior period, partially offset by adverse critical illness claims in the UK and disability income claims in South Africa. Although reasonably predictable over a period of years, claims can be volatile over shorter periods. Management views recent experience as normal short-term volatility that is inherent in the business.

Policy acquisition costs and other insurance expenses as a percentage of net premiums was 3.6% and 5.1% for the first quarter of 2013 and 2012, respectively. These percentages fluctuate due to timing of client company reporting, variations in the mixture of business and the relative maturity of the business. In addition, as the segment grows, renewal premiums, which have lower allowances than first-year premiums, represent a greater percentage of the total net premiums.

Other operating expenses increased $1.0 million, or 4.0%, for the three months ended March 31, 2013, as compared to the same period in 2012. Other operating expenses as a percentage of net premiums totaled 8.1% and 8.6% for the first quarter of 2013 and 2012, respectively.

While concerns continue in 2013 relating to the European sovereign debt and European economies, approximately 88.6% of revenues for the segment were earned outside of the eurozone in the first quarter of 2013. Approximately 5.4% of the segment’s revenues were earned in Spain, Italy and Portugal in the first quarter of 2013.

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

(dollars in thousands)	For the three months ended March 31,
	2013	2012
Revenues:
Net premiums	$363,604	$325,350
Investment income, net of related expenses	22,081	22,578
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	--	--
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	--	--
Other investment related gains (losses), net	(4,465)	4,349

Total investment related gains (losses), net	(4,465)	4,349
Other revenues	7,749	7,408

Total revenues	388,969	359,685

Benefits and expenses:
Claims and other policy benefits	281,945	248,620
Interest credited	311	238
Policy acquisition costs and other insurance expenses	62,063	50,847
Other operating expenses	30,132	27,913

Total benefits and expenses	374,451	327,618

Income before income taxes	$14,518	$32,067

Income before income taxes decreased by $17.5 million, or 54.7%, for the three months ended March 31, 2013, as compared to the same period in 2012. The decrease in income was primarily attributable to more favorable claims experience in several markets in the prior year and an unfavorable change in investment related gains (losses), net. Additionally, foreign currency exchange fluctuations resulted in a decrease to income before income taxes totaling approximately $0.9 million for the first quarter of 2013 compared to the same period in 2012.

Net premiums increased $38.3 million, or 11.8%, for the three months ended March 31, 2013, as compared to the same period in 2012. Premiums in the first quarter of 2013 increased mainly in Hong Kong and South East Asia and Australia with new treaties and growth in existing treaties, partially offset by a decrease in premiums in Japan. Unfavorable changes in Asia Pacific segment currencies resulted in a decrease in net premiums of approximately $8.1 million for the first quarter of 2013 compared to the same period in 2012.

A portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Reinsurance of critical illness in the Asia Pacific operations is offered primarily in South Korea, Australia and Hong Kong. Net premiums earned from this coverage totaled $54.5 million and $40.3 million in the first quarter of 2013 and 2012, respectively. Premium levels can be significantly influenced by currency fluctuations, large transactions and reporting practices of ceding companies and can fluctuate from period to period.

Net investment income decreased $0.5 million, or 2.2%, for the three months ended March 31, 2013, as compared to the same period in 2012. This decrease can be primarily attributed to a lower investment yield largely offset by an increase in the invested asset base. Also contributing to the decrease was an unfavorable change in foreign currency exchange fluctuations of $0.5 million. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.

Other revenues increased by $0.3 million, or 4.6%, for the three months ended March 31, 2013, as compared to the same period in 2012. The increase in other revenues relates to new financial reinsurance treaties in Japan, which is the primary source of other revenues. At March 31, 2013 and 2012, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures was $2.0 billion and $2.3 billion, respectively. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and, therefore, can fluctuate from period to period.

Loss ratios for this segment were 77.5% and 76.4% for the first quarter of 2013 and 2012, respectively. The increase in the loss ratio for the first quarter of 2013 compared to 2012 is primarily due to less favorable claims experience compared to the prior year, most notably in Australia. Although reasonably predictable over a period of years, claims can be volatile over shorter periods. Recent experience has reflected under-performing business in Australia. Loss ratios will fluctuate due to timing of client company reporting, variations in the mixture of business and the relative maturity of the business.

Policy acquisition costs and other insurance expenses as a percentage of net premiums were 17.1% and 15.6% for the first quarter of 2013 and 2012, respectively. The ratio of policy acquisition costs and other insurance expenses as a percentage of net premiums should generally decline as the business matures; however, the percentage does fluctuate periodically due to timing of client company reporting and variations in the mixture of business.

Other operating expenses increased $2.2 million, or 7.9%, for the three months ended March 31, 2013, as compared to the same period in 2012. Other operating expenses as a percentage of net premiums totaled 8.3% and 8.6% for the first quarter of 2013 and 2012. The timing of premium flows and the level of costs associated with the entrance into and development of new markets in the growing Asia Pacific segment may cause other operating expenses as a percentage of net premiums to fluctuate over periods of time.

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

(dollars in thousands)	For the three months ended March 31,
	2013	2012
Revenues:
Net premiums	$(977)	$2,048
Investment income, net of related expenses	28,016	16,273
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(40)	(1,577)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	-	(1,314)
Other investment related gains (losses), net	(1,904)	4,157

Total investment related gains (losses), net	(1,944)	1,266
Other revenues	50,456	5,596

Total revenues	75,551	25,183

Benefits and expenses:
Claims and other policy benefits	84	57
Interest credited	225	-
Policy acquisition costs and other insurance expenses (income)	(15,343)	(13,870)
Other operating expenses	23,354	18,425
Interest expenses	28,486	23,322
Collateral finance facility expense	2,538	2,967

Total benefits and expenses	39,344	30,901

Income (loss) before income taxes	$36,207	$(5,718)

Income (loss) before income taxes increased by $41.9 million for the three months ended March 31, 2013, as compared to the same period in 2012. The increase for the first quarter is primarily due to a $44.9 million increase to other revenue.

Total revenues increased by $50.4 million for the three months ended March 31, 2013, as compared to the same period in 2012. The increase was largely due to a $46.5 million gain on repurchase of collateral finance facility securities.

Additionally, there was an $11.7 million increase in investment income mainly due to a higher investment yield, primarily on limited partnership investments, in addition to growth in the invested asset base.

Total benefits and expenses increased by $8.4 million, or 27.3%, for the three months ended March 31, 2013, as compared to the same period in 2012. The increase for the first quarter of 2013 was primarily due to an increase in other operating expenses of $4.9 million primarily relating to employee compensation, and an increase in interest expense of $5.2 million on a higher level of outstanding debt.

Liquidity and Capital Resources

Current Market Environment

The current interest rate environment in select markets, primarily the U.S., is negatively affecting the Company’s earnings. The average investment yield, excluding funds withheld and other spread business, has decreased 22 basis points for the three months ended March 31, 2013 as compared to the same period in 2012. In addition, the Company’s insurance liabilities, in particular its annuity products, are sensitive to changing market factors. Results of operations in the first three months of 2013 compared to the same period in 2012 are favorable, largely due to changes in the value of embedded derivatives as credit spreads have tightened. There has been a continued increase in gross unrealized gains on fixed maturity and equity securities available-for-sale, which were $2,691.6 million and $2,197.8 million at March 31, 2013 and 2012, respectively. Gross unrealized losses totaled $122.5 million and $214.4 million at March 31, 2013 and 2012, respectively. The increase in the gross unrealized gains is primarily due to lower interest rates.

The Company continues to be in a position to hold any investment security showing an unrealized loss until recovery, provided it remains comfortable with the credit of the issuer. As indicated above, gross unrealized gains on investment securities of $2,691.6 million are well in excess of gross unrealized losses of $122.5 million as of March 31, 2013. Historically low interest rates continued to put pressure on the Company’s investment yield. In January 2012, U.S. Federal Reserve officials indicated that economic conditions in the U.S. would likely warrant exceptionally low federal funds rate through 2014. The Company does not rely on short-term funding or commercial paper and to date it has experienced no liquidity pressure, nor does it anticipate such pressure in the foreseeable future.

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

The Holding Company

RGA is an insurance holding company whose primary uses of liquidity include, but are not limited to, the immediate capital needs of its operating companies, dividends paid to its shareholders, repurchase of common stock and interest payments on its indebtedness. RGA recognized interest expense of $38.0 million and $32.8 million for the three months ended March 31, 2013 and 2012, respectively. RGA made capital contributions to subsidiaries of $17.0 million and $1.0 million for the three months ended March 31, 2013 and 2012, respectively. Dividends to shareholders were $17.8 million and $13.3 million for the three months ended March 31, 2013 and 2012, respectively. There were no principal payments on RGA’s debt for the three months ended March 31, 2013 and 2012. The primary sources of RGA’s liquidity include proceeds from its capital raising efforts, interest income on undeployed corporate investments, interest income received on surplus notes with RGA Reinsurance, Reinsurance Company of Missouri, Incorporated (“RCM”) and Rockwood Re and dividends from operating subsidiaries. RGA recognized interest and dividend income of $25.7 million and $19.2 million for the three months ended March 31, 2013 and 2012, respectively. There was no issuance of unaffiliated or affiliated long term debt for the three months ended March 31, 2013 and 2012. As the Company continues its business operations, RGA will continue to be dependent upon these sources of liquidity. As of March 31, 2013 and December 31, 2012, RGA held $684.6 million and $722.3 million, respectively, of cash and cash equivalents, short-term and other investments and fixed maturity investments.

The Company, through a wholly-owned subsidiary, has committed to provide statutory reserve support to a third-party through 2035, in exchange for a fee, by funding a loan if certain defined events occur. Such statutory reserves are required under the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX for term life insurance policies and Regulation A-XXX for universal life secondary guarantees). The maximum potential obligation under this commitment is $560.0 million. The third-party has recourse to RGA should the subsidiary fail to provide the required funding, however, as of March 31, 2013, the Company does not believe that it will be required to provide any funding under this commitment as the occurrence of the defined events is considered remote.

RGA has established an intercompany revolving credit facility where certain subsidiaries can lend to or borrow from each other and from RGA in order to manage capital and liquidity more efficiently. The intercompany revolving credit facility, which is a series of demand loans among RGA and its affiliates, is permitted under applicable insurance laws. This facility reduces overall borrowing costs by allowing RGA and its operating companies to access internal cash resources instead of incurring third-party transaction costs. The statutory borrowing and lending limit for RGA’s Missouri-domiciled insurance subsidiaries is currently 3% of the insurance company’s admitted assets as of its most recent year-end. There were no amounts outstanding under the intercompany revolving credit facility as of March 31, 2013 and December 31, 2012.

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

On January 24, 2013, RGA’s board of directors authorized a share repurchase program for up to $200.0 million of RGA’s outstanding common stock. This authorization was effective January 24, 2013 and does not have an expiration date. During the first quarter of 2013, RGA repurchased 815,011 shares of common stock under this program for $47.6 million. During April 2013, the Company repurchased an additional 892,047 shares of common stock under the program for $52.4 million. The common shares repurchased have been placed into treasury to be used for general corporate purposes.

On April 18, 2013, RGA’s board of directors authorized an increase of $100.0 million to the share repurchase program previously authorized on January 24, 2013. With this authorization, the total amount of the Company’s outstanding common stock authorized for repurchase is $300.0 million.

In April 2013, the Company’s board of directors declared a dividend of $0.24 per share. All future payments of dividends are at the discretion of RGA’s board of directors and will depend on the Company’s earnings, capital requirements, insurance regulatory conditions, operating conditions, and other such factors as the board of directors may deem relevant. The amount of dividends that RGA can pay will depend in part on the operations of its reinsurance subsidiaries.

Cash Flows

The Company’s net cash flows provided by operating activities for the three months ended March 31, 2013 and 2012 were $494.9 million and $554.7 million, respectively. Cash flows from operating activities are affected by the timing of premiums received, claims paid, and working capital changes. The Company believes the short-term cash requirements of its business operations will be sufficiently met by the positive cash flows generated. Additionally, the Company believes it maintains a high quality fixed maturity portfolio that can be sold, if necessary, to meet the Company’s short- and long-term obligations.

Net cash used in investing activities for the three months ended March 31, 2013 and 2012 was $385.4 million and $509.3 million, respectively. Cash flows from investing activities primarily reflect the sales, maturities and purchases of fixed maturity securities related to the management of the Company’s investment portfolios and the investment of excess cash generated by operating and financing activities. Cash flows from investing activities also include the investment activity related to mortgage loans, policy loans, funds withheld at interest, short-term investments and other invested assets.

Net cash used in financing activities for the three months ended March 31, 2013 and 2012 was $351.6 million and $140.4 million, respectively. Cash flows from financing activities primarily reflects the Company’s capital management efforts, treasury stock activity, dividends to stockholders, changes in collateral for derivative positions and the activity related to universal life and other investment type policies and contracts.

Debt

Certain of the Company’s debt agreements contain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of consolidated net worth, maximum ratios of debt to capitalization and change of control provisions. The Company is required to maintain a minimum consolidated net worth, as defined in the debt agreements, of $2.8 billion, calculated as of the last day of each fiscal quarter. Also, consolidated indebtedness, calculated as of the last day of each fiscal quarter, cannot exceed 35% of the sum of the Company’s consolidated indebtedness plus adjusted consolidated net worth. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the various agreements. Additionally, the Company’s debt agreements contain cross-default covenants, which would make outstanding borrowings immediately payable in the event of a material uncured covenant default under any of the agreements, including, but not limited to, non-payment of indebtedness when due for an amount in excess of $100.0 million, bankruptcy proceedings, or any other event which results in the acceleration of the maturity of indebtedness. As of March 31, 2013 and December 31, 2012, the Company had $1,815.4 million and $1,815.3 million, respectively, in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, and the Company’s ability to raise additional funds. Scheduled repayments of debt over the next five years total $300.0 million, all due in 2017.

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

The Company may borrow up to $850.0 million in cash and obtain letters of credit in multiple currencies on its revolving credit facility that expires in December 2015. As of March 31, 2013, the Company had no cash borrowings outstanding and $140.0 million in issued, but undrawn, letters of credit under this facility. As of March 31, 2013 and December 31, 2012, the average interest rate on long-term debt outstanding was 5.99%.

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

Timberlake Financial relies primarily upon the receipt of interest and principal payments on a surplus note and dividend payments from its wholly-owned subsidiary, Timberlake Re, a South Carolina captive insurance company, to make payments of interest and principal on the notes. The ability of Timberlake Re to make interest and principal payments on the surplus note and dividend payments to Timberlake Financial is contingent upon the South Carolina Department of Insurance’s regulatory approval. As of March 31, 2013, Timberlake Re’s surplus totaled $32.6 million. Reserve decreases and statutory profits are expected to increase capital and surplus above $35.0 million by year-end 2014. Since Timberlake Re’s capital and surplus fell below the minimum requirement in its licensing order of $35.0 million, it has been required, since the second quarter of 2011, to request approval on a quarterly rather than annual basis and provide additional scenario testing results. Approval to pay interest on the surplus note was granted through June 28, 2013.

On January 17, 2013, the Company repurchased $160.0 million face amount of the Timberlake Financial notes for $112.0 million, which was the market value at the date of the purchase. The notes were purchased by RGA Reinsurance. As a result, the Company recorded a pre-tax gain of $46.5 million, after fees, in other revenues.

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

The Company’s liquidity position (cash and cash equivalents and short-term investments) was $1,182.5 million and $1,548.0 million at March 31, 2013 and December 31, 2012, respectively. Cash and cash equivalents includes cash collateral received from derivative counterparties of $126.3 million and $136.4 million as of March 31, 2013 and December 31, 2012, respectively. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in other liabilities in the Company’s condensed consolidated balance sheets. Liquidity needs are determined from valuation analyses conducted by operational units and are driven by product portfolios. Periodic evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.

The Company also participates in a repurchase/reverse repurchase program in which securities, reflected as investments on the Company’s consolidated balance sheets, are pledged to a third party. In return, the Company receives securities from the third party with an estimated fair value equal to a minimum of 100% of the securities pledged. The securities received are not reflected on the Company’s consolidated balance sheets. As of March 31, 2013 the Company had pledged securities with an amortized cost of $284.5 million and an estimated fair value of $309.7 million, in return the Company received securities with an estimated fair value of $343.2 million. As of December 31, 2012 the Company had pledged securities with an amortized cost of $290.2 million and an estimated fair value of $305.9 million, in return the Company received securities with an estimated fair value of $342.0 million. In addition to its security agreements with third parties, certain RGA’s subsidiaries have entered into intercompany securities lending agreements to more efficiently source securities for lending to third parties and to provide for more efficient regulatory capital management.

RGA Reinsurance is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and holds $32.3 million of common stock in the FHLB, which is included in other invested assets on the Company’s condensed consolidated balance sheets. RGA Reinsurance occasionally enters into traditional funding agreements with the FHLB, and had no outstanding traditional funding agreements with the FHLB at March 31, 2013 and December 31, 2012. The Company had no traditional funding agreements during the first three nine months of 2013 and 2012. Interest on traditional funding agreements with the FHLB is reflected in interest expense on the Company’s condensed consolidated statements of income.

In addition, RGA Reinsurance has also entered into funding agreements with the FHLB under guaranteed investment contracts whereby RGA Reinsurance has issued the funding agreements in exchange for cash and for which the FHLB has been granted a blanket lien on RGA Reinsurance’s commercial and residential mortgage-backed securities and commercial mortgage loans used to collateralize RGA Reinsurance’s obligations under the funding agreements. RGA Reinsurance maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreements represented by this blanket lien provide that upon any event of default by RGA Reinsurance, the FHLB’s recovery is limited to the amount of RGA Reinsurance’s liability under the outstanding funding agreements. The amount of the Company’s liability for the funding agreements with the FHLB under guaranteed investment contracts was $500.0 million at both March 31, 2013 and December 31, 2012, which is included in interest sensitive contract liabilities. The advances on these agreements are collateralized primarily by commercial and residential mortgage-backed securities and commercial mortgage loans. The amount of collateral exceeds the liability and is dependent on the type of assets collateralizing the guaranteed investment contracts.

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

The Company’s portfolio management groups work with the Enterprise Risk Management function to develop the investment policies for the assets of the Company’s domestic and international investment portfolios. All investments held by the Company, directly or in a funds withheld at interest reinsurance arrangement, are monitored for conformance with the

Company’s stated investment policy limits as well as any limits prescribed by the applicable jurisdiction’s insurance laws and regulations. See Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for additional information regarding the Company’s investments.

Portfolio Composition

The Company had total cash and invested assets of $34.0 billion and $34.2 billion at March 31, 2013 and December 31, 2012, respectively, as illustrated below (dollars in thousands):

	March 31, 2013	December 31, 2012
Fixed maturity securities, available-for-sale	$22,401,659	$22,291,614
Mortgage loans on real estate	2,325,191	2,300,587
Policy loans	1,245,812	1,278,175
Funds withheld at interest	5,698,594	5,594,182
Short-term investments	180,707	288,082
Other invested assets	1,129,651	1,159,543
Cash and cash equivalents	1,001,841	1,259,892

Total cash and invested assets	$33,983,455	$34,172,075

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

	Three months ended March 31,
	2013	2012	Increase/ (Decrease)
Average invested assets at amortized cost	$17,992,152	$16,342,741	10.1%
Net investment income	213,322	202,603	5.3%
Investment yield (ratio of net investment income to average invested assets)	4.83%	5.05%	(22) bps

The current low U.S. interest rate environment is negatively affecting the Company’s earnings through reinvestment of maturing assets and investment of new liability cash flows. Investment yield decreased for the three months ended March 31, 2013 due primarily to slightly lower yields on several asset classes, including fixed maturity securities, mortgage loans and policy loans. The lower yields are due primarily to a lower interest rate environment which decreases the yield on new investment purchases.

Fixed Maturity and Equity Securities Available-for-Sale

See “Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables that provide the amortized cost, unrealized gains and losses, estimated fair value of fixed maturity and equity securities, and other-than-temporary impairments in AOCI by sector as of March 31, 2013 and December 31, 2012.

The Company’s fixed maturity securities are invested primarily in corporate bonds, mortgage- and asset-backed securities, and U.S. and Canadian government securities. As of March 31, 2013 and December 31, 2012, approximately 93.4% and 94.2%, respectively, of the Company’s consolidated investment portfolio of fixed maturity securities were investment grade.

Important factors in the selection of investments include diversification, quality, yield, total rate of return potential and call protection. The relative importance of these factors is determined by market conditions and the underlying product or portfolio characteristics. Cash equivalents are primarily invested in high-grade money market instruments. The largest asset class in which fixed maturity securities were invested was corporate securities, which represented approximately 55.5% of total fixed maturity securities as of March 31, 2013 and December 31, 2012. See “Corporate Fixed Maturity Securities” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables showing the major industry types, which comprise the corporate fixed maturity holdings at March 31, 2013 and December 31, 2012.

As of March 31, 2013, the Company’s investments in Canadian and Canadian provincial government securities represented 17.6% of the fair value of total fixed maturity securities compared to 18.2% of the fair value of total fixed maturity securities at December 31, 2012. These assets are primarily high quality, long duration provincial strips whose valuation is closely linked to the interest rate curve. The Company’s holdings in Canadian securities were the largest contributor to the net unrealized gain reported in the accumulated other comprehensive income reflected in the Company’s condensed consolidated balance sheets. These assets are longer in duration and held primarily for asset/liability management to meet Canadian regulatory requirements. See “Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables showing the various sectors as of March 31, 2013 and December 31, 2012.

The creditworthiness of Greece, Ireland, Italy, Portugal and Spain, commonly referred to as “Europe’s peripheral region,” and Cyprus is under ongoing stress and uncertainty due to high debt levels and economic weakness. The Company did not have material exposure to sovereign fixed maturity securities, which includes global government agencies, from Europe’s peripheral region and Cyprus, as of March 31, 2013 and December 31, 2012. In addition, the Company did not purchase or sell credit protection, through credit default swaps, referenced to sovereign entities of Europe’s peripheral region and Cyprus.

The tables below show the Company’s exposure to fixed maturity securities and equity securities, based on the security’s country of issuance, from Europe’s peripheral region and Cyprus as of March 31, 2013 and December 31, 2012 (dollars in thousands):

March 31, 2013:		Estimated
	Amortized Cost	Fair Value	% of Total
Sovereign:
Ireland	$5,000	4,997	3.3%
Spain	9,969	9,922	6.6

Total sovereign	14,969	14,919	9.9

Financial institutions:
Ireland	6,877	7,304	4.8
Italy	11,466	11,140	7.4
Spain	40,903	43,173	28.5

Total financial institutions	59,246	61,617	40.7

Other:
Ireland	39,556	41,939	27.6
Italy	6,356	6,551	4.3
Spain	24,505	26,432	17.5

Total other	70,417	74,922	49.4

Total	$144,632	$151,458	100.0%

December 31, 2012:		Estimated
	Amortized Cost	Fair Value	% of Total
Financial institutions:
Ireland	$4,093	$4,520	3.8%
Spain	38,422	39,920	33.7

Total financial institutions	42,515	44,440	37.5

Other:
Ireland	38,852	41,019	34.6
Italy	6,434	6,653	5.6
Spain	24,725	26,547	22.3

Total other	70,011	74,219	62.5

Total	$112,526	$118,659	100.0%

Strong improvement in European financial markets, as the governments of the European Union have demonstrated willingness to negotiate a solution to the region’s debt problems during 2013, has resulted in unrealized gains in both financial institutions and all other fixed maturity and equity securities held by the Company that were issued within the region with the exception of the Company’s sovereign exposure to Greece and Spain which had fair values slightly below amortized cost.

The tables below show the Company’s exposure to sovereign fixed maturity securities originated in countries other than Europe’s peripheral region, included in “Other foreign government, supranational and foreign government-sponsored enterprises,” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements, as of March 31, 2013 and December 31, 2012 (dollars in thousands):

March 31, 2013:		Estimated
	Amortized Cost	Fair Value	% of Total
Australia	$466,464	$475,498	30.9%
Japan	264,152	272,823	17.7
United Kingdom	133,207	141,893	9.2
South Africa	75,057	75,785	4.9
New Zealand	60,889	61,631	4.0
Cayman Islands	48,235	55,246	3.6
South Korea	51,196	54,546	3.5
France	50,309	53,683	3.5
Germany	48,255	51,312	3.3
Other	272,196	297,769	19.4

Total	$1,469,960	$1,540,186	100.0%

December 31, 2012:		Estimated
	Amortized Cost	Fair Value	% of Total
Australia	$472,188	$483,629	30.9%
Japan	291,955	297,025	19.0
United Kingdom	130,792	139,826	8.9
Cayman Islands	69,172	77,912	5.0
South Africa	63,721	66,372	4.2
South Korea	52,613	55,563	3.5
Germany	51,413	54,602	3.5
New Zealand	53,593	54,092	3.5
France	45,342	48,761	3.1
Other	258,578	287,421	18.4

Total	$1,489,367	$1,565,203	100.0%

As of March 31, 2013, the Company’s investment in sovereign fixed maturity securities represented 6.9% of the fair value of total fixed maturity securities compared to 7.0% of the fair value of total fixed maturity securities at December 31, 2012.

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

The quality of the Company’s available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity security portfolio, at March 31, 2013 and December 31, 2012 was as follows (dollars in thousands):

		March 31, 2013			December 31, 2012
NAIC Designation	Rating Agency Designation	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
1	AAA/AA/A	$12,332,953	$14,419,490	64.3%	$12,059,154	$14,300,571	64.2%
2	BBB	6,058,221	6,524,007	29.1	6,186,536	6,692,929	30.0
3	BB	731,136	757,948	3.4	694,349	712,712	3.2
4	B	497,504	507,879	2.3	444,996	444,035	2.0
5	CCC and lower	98,290	79,039	0.4	118,738	95,906	0.4
6	In or near default	120,845	113,296	0.5	55,659	45,461	0.2

	Total	$19,838,949	$22,401,659	100.0%	$19,559,432	$22,291,614	100.0%

The Company’s fixed maturity portfolio includes structured securities. The following table shows the types of structured securities the Company held at March 31, 2013 and December 31, 2012 (dollars in thousands):

	March 31, 2013		December 31, 2012
		Estimated		Estimated
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Residential mortgage-backed securities:
Agency	$520,081	$575,274	$497,918	$555,535
Non-agency	485,151	501,496	471,349	486,529

Total residential mortgage-backed securities	1,005,232	1,076,770	969,267	1,042,064
Commercial mortgage-backed securities	1,596,659	1,698,144	1,608,376	1,698,903
Asset-backed securities	752,280	756,544	700,455	691,555

Total	$3,354,171	$3,531,458	$3,278,098	$3,432,522

The residential mortgage-backed securities include agency-issued pass-through securities and collateralized mortgage obligations. A majority of the agency-issued pass-through securities are guaranteed or otherwise supported by the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, or the Government National Mortgage Association. The weighted average credit rating was A and “A+” as of March 31, 2013 and December 31, 2012, respectively. The principal risks inherent in holding mortgage-backed securities are prepayment and extension risks, which will affect the timing of when cash will be received and are dependent on the level of mortgage interest rates. Prepayment risk is the unexpected increase in principal payments, primarily as a result of owner refinancing. Extension risk relates to the unexpected slowdown in principal payments. In addition, non-agency mortgage-backed securities face credit risk should the borrower be unable to pay the contractual interest or principal on their obligation. The Company monitors its mortgage-backed securities to mitigate exposure to the cash flow uncertainties associated with these risks.

As of March 31, 2013 and December 31, 2012, the Company had exposure to commercial mortgage-backed securities with amortized costs totaling $1,965.8 million and $1,969.4 million, and estimated fair values of $2,095.8 million and $2,090.0 million, respectively. Those amounts include exposure to commercial mortgage-backed securities held directly in the Company’s investment portfolios within fixed maturity securities, as well as securities held by ceding companies that support the Company’s funds withheld at interest investment. The securities are generally highly rated with weighted average S&P credit ratings of approximately “A+” at both March 31, 2013 and December 31, 2012. Approximately 30.2% and 30.3%, based on estimated fair value, were classified in the “AAA” category at March 31, 2013 and December 31, 2012, respectively. The Company did not record any other-than-temporary impairments in its direct investments in commercial mortgage-backed securities for the first three months ended March 31, 2013. The Company recorded $12.1 million of other-than-temporary impairments in its direct investments in commercial mortgage-backed securities for the first three months ended March 31, 2012. The following tables summarize the commercial mortgage-backed securities by rating and underwriting year at March 31, 2013 and December 31, 2012 (dollars in thousands):

March 31, 2013:	AAA		AA		A
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
Underwriting Year	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
2006 & Prior	$308,039	$337,453	$179,472	$196,947	$181,203	$194,364
2007	170,423	187,147	32,850	37,343	68,910	76,582
2008	--	--	53,671	66,143	18,677	21,049
2009	1,653	1,806	12,346	13,672	3,476	5,680
2010	27,988	29,651	47,138	52,872	19,321	21,007
2011	15,746	16,262	18,157	20,876	40,504	43,494
2012	28,334	28,686	35,130	36,159	58,334	60,064
2013	32,060	32,029	4,118	4,115	--	--

Total	$584,243	$633,034	$382,882	$428,127	$390,425	$422,240

	BBB		Below Investment Grade		Total
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
Underwriting Year	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
2006 & Prior	$193,417	$199,964	$102,560	$99,160	$964,691	$1,027,888
2007	93,610	109,051	115,537	101,711	481,330	511,834
2008	--	--	22,642	18,935	94,990	106,127
2009	3,941	5,516	--	--	21,416	26,674
2010	--	--	--	--	94,447	103,530
2011	33,198	34,035	--	--	107,605	114,667
2012	43,354	43,993	--	--	165,152	168,902
2013	--	--	--	--	36,178	36,144

Total	$367,520	$392,559	$240,739	$219,806	$1,965,809	$2,095,766

December 31, 2012:	AAA		AA		A
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
Underwriting Year	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
2005 & Prior	$69,810	$75,706	$129,430	$141,189	$99,840	$103,112
2006	243,222	270,756	59,773	66,862	85,198	93,688
2007	182,456	201,131	32,810	37,542	69,266	77,657
2008	7,674	7,672	53,510	67,624	14,387	17,098
2009	1,655	1,820	17,399	19,483	3,463	5,599
2010	27,984	29,956	47,085	53,027	13,273	14,405
2011	15,748	16,411	16,069	18,184	40,546	42,726
2012	28,324	29,080	36,340	36,925	58,376	59,595

Total	$576,873	$632,532	$392,416	$440,836	$384,349	$413,880

	BBB		Below Investment Grade		Total
Underwriting Year	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
2005 & Prior	$110,887	$113,801	$42,838	$37,720	$452,805	$471,528
2006	83,565	84,689	67,131	65,645	538,889	581,640
2007	93,414	108,902	115,028	91,505	492,974	516,737
2008	--	--	22,416	17,386	97,987	109,780
2009	3,880	5,547	--	--	26,397	32,449
2010	--	--	--	--	88,342	97,388
2011	33,242	33,757	--	--	105,605	111,078
2012	43,346	43,811	--	--	166,386	169,411

Total	$368,334	$390,507	$247,413	$212,256	$1,969,385	$2,090,011

Asset-backed securities include credit card and automobile receivables, sub-prime mortgage-backed securities, home equity loans, manufactured housing bonds and collateralized debt obligations. The Company’s asset-backed securities are diversified by issuer and contain both floating and fixed rate securities and had a weighted average credit rating of “A+” and “AA-” at March 31, 2013 and December 31, 2012, respectively. The Company owns floating rate securities that represent approximately 15.3% and 15.0% of the total fixed maturity securities at March 31, 2013 and December 31, 2012, respectively. These investments have a higher degree of income variability than the other fixed income holdings in the portfolio due to the floating rate nature of the interest payments. The Company holds these investments to match specific floating rate liabilities primarily reflected in the consolidated balance sheets as collateral finance facility. In addition to the risks associated with floating rate securities, principal risks in holding asset-backed securities are structural, credit and capital market risks. Structural risks include the securities’ cash flow priority in the capital structure and the inherent prepayment sensitivity of the underlying collateral. Credit risks include the adequacy and ability to realize proceeds from the collateral. Credit risks are mitigated by credit enhancements which include excess spread, over-collateralization and subordination. Capital market risks include general level of interest rates and the liquidity for these securities in the marketplace.

Since the financial crisis of 2008, the Company has continued to monitor its exposure in other structured security investments that includes subprime mortgage securities as well as Alt-A securities, a classification of mortgage loans where the risk profile of the borrower falls between prime and subprime. At March 31, 2013 and December 31, 2012, the Company directly held investments in asset-backed securities with subprime mortgage exposure and also within the portfolios supporting the Company’s funds withheld at interest with amortized costs totaling $117.2 million and $122.6 million, and estimated fair values of $106.9 million and $103.0 million, respectively. While ratings and vintage year are important factors to consider, the tranche seniority and evaluation of forecasted future losses within a tranche is critical to the valuation of these types of securities. At March 31, 2013 and December 31, 2012, the Company’s Alt-A securities had an amortized cost of $180.3 million and $169.0 million, and estimated fair values of $188.3 million and $174.4 million, respectively. The Alt-A securities are held directly as well as within the portfolios supporting the Company’s funds withheld at interest. The Company did not record any other-than-temporary impairments in its direct subprime or Alt-A portfolios during the first quarter of 2013 or 2012.

The Company does not invest in the common equity securities of Fannie Mae and Freddie Mac, both government sponsored entities; however, as of March 31, 2013 and December 31, 2012, the Company held in its general portfolio $66.0 million and $64.7 million, respectively, at amortized cost with direct exposure in the form of senior unsecured agency and preferred securities. Additionally, as of March 31, 2013 and December 31, 2012, the portfolios held by the Company’s ceding companies that support its funds withheld asset contain approximately $309.7 million and $307.2 million, respectively, in amortized cost of unsecured agency bond holdings and no equity exposure. As of March 31, 2013 and December 31, 2012, indirect exposure in the form of secured, structured mortgaged securities issued by Fannie Mae and Freddie Mac totaled approximately $721.8 million and $700.9 million, respectively, in amortized cost across the Company’s general and funds withheld portfolios.

The Company monitors its fixed maturity and equity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, the length of time and the extent to which the market value has been below amortized cost, compliance with covenants, general market and industry sector conditions, current intent and ability to hold securities, and various other subjective factors. See “Investments – Other-than-Temporary Impairment” in Note 2 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in the 2012 Annual Report for additional information. The Company recorded $0.2 million in other-than-temporary impairments in its fixed maturity securities, none of which related to Subprime/Alt-A/Other structured securities in the first quarter of 2013. The Company recorded $15.7 million in other-than-temporary impairments in its fixed maturity and equity securities, including $12.8 million of other-than-temporary impairment losses on Subprime / Alt-A / Other structured securities, in the first quarter of 2012, primarily due to a decline in value of structured securities with exposure to mortgages and general credit deterioration in select corporate and foreign securities. The increase in other impairments was primarily due to impairments in the limited partnership asset class in the first quarter of 2013. The table below summarizes other-than-temporary impairments for the first quarter of 2013 and 2012 (dollars in thousands).

Asset Class	Three Months Ended
	March 31, 2013	March 31, 2012
Subprime / Alt-A / Other structured securities	$--	$12,790
Corporate / Other fixed maturity securities	202	2,038
Equity securities	--	839
Other impairments (primarily mortgage loans and limited partnerships)	1,626	5,843

Total	$1,828	$21,510

At March 31, 2013 and December 31, 2012, the Company had $122.5 million and $133.6 million, respectively, of gross unrealized losses related to its fixed maturity and equity securities. The distribution of the gross unrealized losses related to these securities is shown below.

	March 31,	December 31,
	2013	2012
Sector:
Corporate securities	38.3%	30.4%
Canadian and Canada provincial governments	0.9	0.1
Residential mortgage-backed securities	3.3	2.8
Asset-backed securities	15.6	21.6
Commercial mortgage-backed securities	34.2	38.8
State and political subdivisions	4.7	4.3
U.S. government and agencies	0.1	--
Other foreign government supranational and foreign government-sponsored enterprises	2.9	2.0

Total	100.0%	100.0%

Industry:
Finance	16.7%	18.0%
Asset-backed	15.6	21.6
Industrial	17.0	9.0
Mortgage-backed	37.6	41.6
Government	8.6	6.4
Utility	4.5	3.4

Total	100.0%	100.0%

See “Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the total gross unrealized losses for fixed maturity and equity securities at March 31, 2013 and December 31, 2012, respectively, where the estimated fair value had declined and remained below amortized cost by less than 20% or more than 20%.

The Company’s determination of whether a decline in value is other-than-temporary includes analysis of the underlying credit and the extent and duration of a decline in value. The Company’s credit analysis of an investment includes determining whether the issuer is current on its contractual payments, evaluating whether it is probable that the Company will be able to collect all amounts due according to the contractual terms of the security and analyzing the overall ability of the Company to recover the amortized cost of the investment. The Company continues to consider valuation declines as a potential indicator of credit deterioration. The Company believes that due to fluctuating market conditions and an extended period of economic uncertainty, the extent and duration of a decline in value have become less indicative of when there has been credit deterioration with respect to a fixed maturity security since it may not have an impact on the ability of the issuer to service all scheduled payments and the Company’s evaluation of the recoverability of all contractual cash flows or the ability to recover an amount at least equal to amortized cost. In the Company’s impairment review process, the duration and severity of an unrealized loss position for equity securities are given greater weight and consideration given the lack of contractual cash flows and deferability features of these securities.

See “Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables that present the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for fixed maturity and equity securities that have estimated fair values below amortized cost as of March 31, 2013 and December 31, 2012.

As of March 31, 2013 and December 31, 2012, respectively, the Company classified approximately 10.4% and 10.0% of its fixed maturity securities in the Level 3 category (refer to Note 6 – “Fair Value of Assets and Liabilities” in the Notes to Condensed Consolidated Financial Statements for additional information). These securities primarily consist of private placement corporate securities, below investment grade commercial and residential mortgage-backed securities and sub-prime asset-backed securities with inactive trading markets.

Mortgage Loans on Real Estate

Mortgage loans represented approximately 6.8% and 6.7% of the Company’s cash and invested assets as of March 31, 2013 and December 31, 2012, respectively. The Company’s mortgage loan portfolio consists principally of investments in U.S.-based commercial offices, light industrial properties and retail locations. The mortgage loan portfolio is diversified by geographic region and property type as discussed further in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements.

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

Policy Loans

Policy loans comprised approximately 3.7% of the Company’s cash and invested assets as of both March 31, 2013 and December 31, 2012, substantially all of which are associated with one client. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. Because policy loans represent premature distributions of policy liabilities, they have the effect of reducing future disintermediation risk. In addition, the Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.

Funds Withheld at Interest

Funds withheld at interest comprised approximately 16.8% and 16.4% of the Company’s cash and invested assets as of March 31, 2013 and December 31, 2012, respectively. For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company, and are reflected as funds withheld at interest on the Company’s consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances with amounts owed by the ceding company. Interest accrues to these assets at rates defined by the treaty terms. Additionally, under certain treaties the Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate the risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had an average rating of “A” at March 31, 2013 and December 31, 2012. Certain ceding companies maintain segregated portfolios for the benefit of the Company.

Other Invested Assets

Other invested assets include equity securities, collateral, limited partnership interests, real estate joint ventures, real estate held-for-investment, structured loans and derivative contracts. Other invested assets represented approximately 3.3% and 3.4% of the Company’s cash and invested assets as of March 31, 2013 and December 31, 2012, respectively. See “Other Invested Assets” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the carrying value of the Company’s other invested assets by type as of March 31, 2013 and December 31, 2012.

The Company did not record any other-than-temporary impairments on equity securities in the first three months of 2013. In the first three months of 2012, the Company recorded $0.8 million of impairments on equity securities. The Company recorded $2.4 million and $0.8 million of other-than-temporary impairments on limited partnership interests in the first quarter of 2013 and 2012, respectively.

The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value at the reporting date plus or minus any collateral pledged to or from the Company. The Company had credit exposure related to its derivative contracts, excluding futures, of $9.5 million and $7.1 million at March 31, 2013 and December 31, 2012, respectively. See “Credit Risk” in Note 5 – “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for additional information.

Contractual Obligations

From December 31, 2012 to March 31, 2013, the Company’s obligation related to its collateral finance facility, including interest, was reduced by $169.9 million due to the repurchase of a portion of the outstanding notes as previously discussed. There were no other material changes in the Company’s contractual obligations from those reported in the 2012 Annual Report.

Enterprise Risk Management

RGA maintains an Enterprise Risk Management (“ERM”) program to consistently identify, assess, mitigate, monitor, and communicate all material risks facing the organization in order to effectively manage all risks, increasing protection of RGA’s clients, shareholders, employees, and other stakeholders. RGA’s ERM framework provides a platform to assess the risk / return profiles of risks throughout the organization, thereby enabling enhanced decision making. This includes development and implementation of mitigation strategies to reduce exposures to these risks to acceptable levels. Risk management is an integral part of the Company’s culture and is interwoven in day to day activities. It includes guidelines, risk appetites, risk targets, risk limits, and other controls in areas such as mortality, morbidity, longevity, pricing, underwriting, currency, administration, investments, asset liability management, counterparty exposure, geographic exposure, financing, asset leverage, regulatory change, business continuity planning, human resources, liquidity, collateral, sovereign risks and information technology development.

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

The Company categorizes its main risks as follows:

—	Insurance Risk
—	Liquidity Risk
—	Market Risk
—	Credit Risk
—	Operational Risk

Specific risk assessments and descriptions can be found below and in Item 1A – “Risk Factors” of the 2012 Annual Report.

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

Variable Annuities

The Company reinsures variable annuities including those with guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”) and guaranteed minimum withdrawal benefits (“GMWB”). Strong equity markets, increases in interest rates and decreases in volatility will generally decrease the fair value of the liabilities underlying the benefits. Conversely, a decrease in the equity markets along with a decrease in interest rates and an increase in volatility will generally result in an increase in the fair value of the liabilities underlying the benefits, which has the effect of increasing reserves and lowering earnings. The Company maintains a customized dynamic hedging program that is designed to substantially mitigate the risks associated with income volatility around the change in reserves on guaranteed benefits, ignoring the Company’s own credit risk assessment. However, the hedge positions may not fully offset the changes in the carrying value of the guarantees due to, among other things, time lags, high levels of volatility in the equity and derivative markets, extreme swings in interest rates, unexpected contract holder behavior, and divergence between the performance of the underlying funds and hedging indices. These factors, individually or collectively, may have a material adverse effect on the Company’s net income, financial condition or liquidity. The table below provides a summary of variable annuity account values and the fair value of the guaranteed benefits as of March 31, 2013 and December 31, 2012.

(dollars in millions)	March 31, 2013	December 31, 2012
No guarantee minimum benefits	$960	$948
GMDB only	80	79
GMIB only	6	6
GMAB only	54	54
GMWB only	1,707	1,662
GMDB / WB	465	455
Other	32	31

Total variable annuity account values	$3,304	$3,235

Fair value of liabilities associated with living benefit riders	$121	$172

There has been no significant change in the Company’s quantitative or qualitative aspects of market risk during the quarter ended March 31, 2013 from that disclosed in the 2012 Annual Report.

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

The creditworthiness of Europe’s peripheral region is under ongoing stress and uncertainty due to high debt levels and economic weakness. The Company does not have material exposure to sovereign fixed maturity securities, which includes global government agencies, from Europe’s peripheral region and Cyprus. However, the Company does have exposure to non-sovereign fixed maturity and equity securities issued from Europe’s peripheral region. The Company increased its exposure to fixed maturity and equity securities in Europe’s peripheral region and Cyprus from an estimated fair value of $118.7 million at December 31, 2012 to $151.5 million as of March 31, 2013, primarily due to sovereign security investments in Ireland and Spain. The Company believes it has adequately evaluated and is appropriately managing this additional risk. See “Investments” above for additional information on the Company’s exposure related to investment securities.

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

Generally, RGA’s insurance subsidiaries retrocede amounts in excess of their retention to RGA Reinsurance, Parkway Re, RGA Barbados, RGA Americas, Rockwood Re, Manor Re, RGA Worldwide or RGA Atlantic. External retrocessions are arranged through the Company’s retrocession pools for amounts in excess of its retention. As of March 31, 2013, all retrocession pool members in this excess retention pool rated by the A.M. Best Company were rated “A-” or better except for one pool member that was rated “B++.” A rating of “A-” is the fourth highest rating out of fifteen possible ratings. For a majority of the retrocessionaires that were not rated, letters of credit or trust assets have been given as additional security. In addition, the Company performs annual financial and in force reviews of its retrocessionaires to evaluate financial stability and performance.

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

There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in the 2012 Annual Report.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes RGA’s repurchase activity of its common stock during the quarter ended March 31, 2013:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program

February 1, 2013 - February 28, 2013	96,735	$57.64	96,724	$194,424,790

March 1, 2013 - March 31, 2013	718,311	$58.56	718,287	$152,359,595

(1)

On January 24, 2013, RGA’s board of directors authorized a share repurchase program for up to $200.0 million of RGA’s outstanding common stock. RGA repurchased 96,724 and 718,287 shares of common stock under this program for $5.6 million and $42.1 million during February and March 2013, respectively. In February 2013, the Company net settled - issuing 135 shares from treasury and repurchasing from recipients 35 shares in settlement of income tax withholding requirements incurred by the recipients of an equity incentive award.

During April 2013, the Company repurchased an additional 892,047 shares of common stock under its board of directors authorized share repurchase program for $52.4 million. On April 18, 2013, RGA’s board of directors authorized an increase of $100.0 million to the share repurchase program previously authorized on January 24, 2013. With this authorization, the total amount of the Company’s outstanding common stock authorized for repurchase is $300.0 million.

ITEM 6.  Exhibits

See index to exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Reinsurance Group of America, Incorporated
Date: May 6, 2013	By:	/s/ A. Greig Woodring
A. Greig Woodring
President & Chief Executive Officer
(Principal Executive Officer)
Date: May 6, 2013	By:	/s/ Jack B. Lay
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