Form 10-Q
period 2013-06-30
REINSURANCE GROUP OF AMERICA INC
filed 2013-08-05
CIK 898174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes         No   X

As of July 31, 2013, 70,984,449 shares of the registrant’s common stock were outstanding.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2013	December 31, 2012
	(Dollars in thousands, except share data)
Assets
Fixed maturity securities:
Available-for-sale at fair value (amortized cost of $19,757,321 and $19,559,432)	$21,284,216	$22,291,614
Mortgage loans on real estate (net of allowances of $7,903 and $11,580)	2,377,246	2,300,587
Policy loans	1,245,252	1,278,175
Funds withheld at interest	5,777,395	5,594,182
Short-term investments	38,601	288,082
Other invested assets	1,035,809	1,159,543

Total investments	31,758,519	32,912,183
Cash and cash equivalents	973,619	1,259,892
Accrued investment income	233,153	201,344
Premiums receivable and other reinsurance balances	1,314,004	1,356,087
Reinsurance ceded receivables	585,555	620,901
Deferred policy acquisition costs	3,453,513	3,619,274
Other assets	472,258	390,757

Total assets	$38,790,621	$40,360,438

Liabilities and Stockholders’ Equity
Future policy benefits	$11,491,692	$11,372,856
Interest-sensitive contract liabilities	12,991,981	13,353,502
Other policy claims and benefits	3,316,727	3,160,250
Other reinsurance balances	254,815	233,630
Deferred income taxes	1,839,909	2,120,501
Other liabilities	584,488	742,249
Short-term debt	120,000	—
Long-term debt	1,815,533	1,815,253
Collateral finance facility	487,556	652,010

Total liabilities	32,902,701	33,450,251
Commitments and contingent liabilities (See Note 8)
Stockholders’ Equity:
Preferred stock - par value $.01 per share, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock - par value $.01 per share, 140,000,000 shares authorized, 79,137,758 shares issued at June 30, 2013 and December 31, 2012	791	791
Additional paid-in-capital	1,772,811	1,755,421
Retained earnings	3,428,646	3,357,255
Treasury stock, at cost - 8,170,066 and 5,210,427 shares	(496,462)	(312,182)
Accumulated other comprehensive income	1,182,134	2,108,902

Total stockholders’ equity	5,887,920	6,910,187

Total liabilities and stockholders’ equity	$38,790,621	$40,360,438

See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,

	2013	2012	2013	2012

Revenues:	(Dollars in thousands, except per share data)
Net premiums	$2,035,156	$1,950,661	$4,014,849	$3,814,143
Investment income, net of related expenses	444,234	328,334	869,365	669,274
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(9,803)	(1,959)	(10,005)	(9,566)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	(306)	162	(306)	(7,059)
Other investment related gains (losses), net	58,352	25,598	152,925	83,946

Total investment related gains (losses), net	48,243	23,801	142,614	67,321
Other revenues	63,009	72,957	164,916	117,990

Total revenues	2,590,642	2,375,753	5,191,744	4,668,728

Benefits and Expenses:
Claims and other policy benefits	2,030,574	1,625,446	3,719,484	3,205,595
Interest credited	118,345	66,697	243,828	154,739
Policy acquisition costs and other insurance expenses	370,505	335,939	727,862	643,573
Other operating expenses	113,408	105,541	232,909	215,639
Interest expense	29,918	23,360	58,404	46,682
Collateral finance facility expense	2,650	2,878	5,188	5,845

Total benefits and expenses	2,665,400	2,159,861	4,987,675	4,272,073

Income (loss) before income taxes	(74,758)	215,892	204,069	396,655
Provision for income taxes	(25,146)	74,781	68,146	132,226

Net income (loss)	$(49,612)	$141,111	$135,923	$264,429

Earnings per share:
Basic earnings per share	$(0.69)	$1.91	$1.86	$3.59
Diluted earnings per share	$(0.69)	$1.91	$1.85	$3.57
Dividends declared per share	$0.24	$0.18	$0.48	$0.36

See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,

	2013	2012	2013	2012

Comprehensive income (loss)
Net income (loss)	$(49,612)	$141,111	$135,923	$264,429
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	(88,832)	(16,865)	(102,937)	7,215
Change in net unrealized gains and losses on investments	(706,848)	203,156	(826,181)	167,741
Change in other-than-temporary impairment losses on fixed maturity securities	199	(106)	650	4,588
Changes in pension and other postretirement plan adjustments	875	1,211	1,700	1,501

Total other comprehensive income (loss), net of tax	(794,606)	187,396	(926,768)	181,045

Total comprehensive income (loss)	$(844,218)	$328,507	$(790,845)	$445,474

See accompanying notes to condensed consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2013	2012
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$135,923	$264,429
Adjustments to reconcile net income to net cash provided by operating activities:
Change in operating assets and liabilities:
Accrued investment income	(35,457)	(38,182)
Premiums receivable and other reinsurance balances	(5,100)	(47,370)
Deferred policy acquisition costs	104,002	(63,690)
Reinsurance ceded receivable balances	64,814	(540)
Future policy benefits, other policy claims and benefits, and other reinsurance balances	806,172	755,790
Deferred income taxes	69,071	(5,469)
Other assets and other liabilities, net	(165,129)	62,682
Amortization of net investment premiums, discounts and other	(43,662)	(69,347)
Investment related gains, net	(142,614)	(67,321)
Gain on repurchase of collateral finance facility securities	(46,506)	—
Excess tax benefits from share-based payment arrangement	(2,420)	24
Other, net	66,027	27,251

Net cash provided by operating activities	805,121	818,257
Cash Flows from Investing Activities:
Sales of fixed maturity securities available-for-sale	1,898,833	1,759,932
Maturities of fixed maturity securities available-for-sale	62,734	104,008
Purchases of fixed maturity securities available-for-sale	(2,487,016)	(2,518,580)
Cash invested in mortgage loans	(244,939)	(225,005)
Cash invested in policy loans	(17)	(1,589)
Cash invested in funds withheld at interest	(60,156)	(60,145)
Principal payments on mortgage loans on real estate	150,098	46,313
Principal payments on policy loans	32,940	11,752
Change in short-term investments	241,136	35,989
Change in other invested assets	(1,591)	62,541

Net cash used in investing activities	(407,978)	(784,784)
Cash Flows from Financing Activities:
Dividends to stockholders	(35,169)	(26,524)
Repurchase of collateral finance facility securities	(112,000)	—
Net change in short-term debt	120,000	—
Purchases of treasury stock	(234,690)	(6,924)
Excess tax benefits from share-based payment arrangement	2,420	(24)
Exercise of stock options, net	11,439	(651)
Change in cash collateral for derivatives and other arrangements	(31,858)	(15,096)
Deposits on universal life and other investment type policies and contracts	39,706	79,134
Withdrawals on universal life and other investment type policies and contracts	(397,033)	(70,753)

Net cash used in financing activities	(637,185)	(40,838)
Effect of exchange rate changes on cash	(46,231)	1,836

Change in cash and cash equivalents	(286,273)	(5,529)
Cash and cash equivalents, beginning of period	1,259,892	962,870

Cash and cash equivalents, end of period	$973,619	$957,341

Supplementary information:
Cash paid for interest	$58,387	$49,094
Cash paid for income taxes, net of refunds	$105,401	$40,735

See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Organization and Basis of Presentation

Reinsurance Group of America, Incorporated (“RGA”) is an insurance holding company that was formed on December 31, 1992. The accompanying unaudited condensed consolidated financial statements of RGA and its subsidiaries (collectively, the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. There were no subsequent events that would require disclosure or adjustments to the accompanying condensed consolidated financial statements through the date the financial statements were issued. These unaudited condensed consolidated financial statements include the accounts of RGA and its subsidiaries, all intercompany accounts and transactions have been eliminated. They should be read in conjunction with the Company’s 2012 Annual Report on Form 10-K (“2012 Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 1, 2013.

2.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share on net income (loss) (in thousands, except per share information):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Earnings:
Net income (loss) (numerator for basic and diluted calculations)	$(49,612)	$141,111	$135,923	$264,429
Shares:
Weighted average outstanding shares (denominator for basic calculation)	72,350	73,718	73,089	73,646
Equivalent shares from outstanding stock options	—	336	484	402

Denominator for diluted calculation	72,350	74,054	73,573	74,048

Earnings per share:
Basic	$(0.69)	$1.91	$1.86	$3.59
Diluted	$(0.69)	$1.91	$1.85	$3.57

As a result of the net loss for the three months ended June 30, 2013, the Company was required to use basic weighted average common shares outstanding in the calculation of diluted loss per share, since the inclusion of shares for outstanding stock options of 0.4 million would have been antidilutive to the earnings (loss) per share calculations. In the absence of the losses, weighted average common shares outstanding and dilutive potential common shares would have totaled 72.8 million.

The calculation of common equivalent shares does not include the impact of options having a strike or conversion price that exceeds the average stock price for the earnings period, as the result would be antidilutive. The calculation of common equivalent shares also excludes the impact of outstanding performance contingent shares, as the conditions necessary for their issuance have not been satisfied as of the end of the reporting period. For the three months ended June 30, 2013, no stock options and approximately 0.7 million performance contingent shares were excluded from the calculation. For the three months ended June 30, 2012, approximately 1.8 million stock options and approximately 0.7 million performance contingent shares were excluded from the calculation. Year-to-date amounts for equivalent shares from outstanding stock options and performance contingent shares are the weighted average of the individual quarterly amounts.

3.	Accumulated Other Comprehensive Income

The balance of and changes in each component of accumulated other comprehensive income (loss) (“AOCI”) for the six months ended June 30, 2013 and 2012 are as follows (dollars in thousands):

	Accumulated Other Comprehensive Income (Loss), Net of Income Tax

	Accumulated Currency Translation Adjustments	Unrealized Appreciation (Depreciation) of Investments(1)	Pension and Postretirement Benefits	Total
Balance, December 31, 2012	$267,475	$1,877,657	$(36,230)	$2,108,902
Other comprehensive income (loss) before reclassifications	(102,937)	(819,019)	206	(921,750)
Amounts reclassified from AOCI	—	(6,512)	1,494	(5,018)

Net current-period other comprehensive income (loss)	(102,937)	(825,531)	1,700	(926,768)

Balance, June 30, 2013	$164,538	$1,052,126	$(34,530)	$1,182,134

	Accumulated Other Comprehensive Income (Loss), Net of Income Tax

	Accumulated Currency Translation Adjustments	Unrealized Appreciation (Depreciation) of Investments(1)	Pension and Postretirement Benefits	Total
Balance, December 31, 2011	$229,795	$1,419,318	$(30,960)	$1,618,153
Change in component during the period	7,215	172,329	1,501	181,045

Balance, June 30, 2012	$237,010	$1,591,647	$(29,459)	$1,799,198

(1)	Includes cash flow hedges. See Note 5 - “Derivative Instruments” for additional information on cash flow hedges.

The following table presents the amounts reclassified out of AOCI for the three and six months ended June 30, 2013 (dollars in thousands):

	Amount Reclassified from AOCI
Details about AOCI Components	Three months ended June 30, 2013	Six months ended June 30, 2013	Affected Line Item in Statement of Income
Unrealized gains and losses on available-for-sale securities	$13,510	$23,858	Investment related gains (losses), net
Gains and losses on cash flow hedge - interest rate swap	201	506	Investment income
Deferred policy acquisition costs attributed to unrealized gains and losses(1)	(13,283)	(14,831)

	428	9,533	Total before tax
	(87)	(3,021)	Tax expense

	$341	$6,512	Net of tax

Amortization of unrealized pension and postretirement benefits:
Prior service cost(2)	$(213)	$(307)
Actuarial gains/(losses)(2)	(968)	(1,991)

	(1,181)	(2,298)	Total before tax
	413	804	Tax benefit

	$(768)	$(1,494)	Net of tax

Total reclassifications for the period	$(427)	$5,018	Net of tax

(1)	This AOCI component is included in the computation of the deferred policy acquisition cost. See Note 8 – “Deferred Policy Acquisition Costs” of the 2012 Annual Report for additional details.
(2)	These AOCI components are included in the computation of the net periodic pension cost. See Note 9 – “Employee Benefit Plans” for additional details.

4.	Investments

Fixed Maturity and Equity Securities Available-for-Sale

The following tables provide information relating to investments in fixed maturity and equity securities by sector as of June 30, 2013 and December 31, 2012 (dollars in thousands):

June 30, 2013:	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	% of Total	Other-than- temporary impairments in AOCI
Available-for-sale:
Corporate securities	$11,346,144	$648,955	$191,618	$11,803,481	55.4%	$—
Canadian and Canadian provincial governments	2,633,388	901,567	9,162	3,525,793	16.6	—
Residential mortgage-backed securities	1,015,155	53,581	13,768	1,054,968	5.0	(241)
Asset-backed securities	789,849	18,998	18,537	790,310	3.7	(2,259)
Commercial mortgage-backed securities	1,564,924	110,294	36,586	1,638,632	7.7	(5,125)
U.S. government and agencies	394,026	21,417	2,453	412,990	1.9	—
State and political subdivisions	278,148	25,513	11,850	291,811	1.4	—
Other foreign government, supranational and foreign government-sponsored enterprises	1,735,687	51,165	20,621	1,766,231	8.3	—

Total fixed maturity securities	$19,757,321	$1,831,490	$304,595	$21,284,216	100.0%	$(7,625)

Non-redeemable preferred stock	$85,483	$6,722	$1,747	$90,458	56.4%
Other equity securities	74,273	—	4,392	69,881	43.6

Total equity securities	$159,756	$6,722	$6,139	$160,339	100.0%

December 31, 2012:	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	% of Total	Other-than- temporary impairments in AOCI
Available-for-sale:
Corporate securities	$11,333,431	$1,085,973	$39,333	$12,380,071	55.5%	$—
Canadian and Canadian provincial governments	2,676,777	1,372,731	174	4,049,334	18.2	—
Residential mortgage-backed securities	969,267	76,520	3,723	1,042,064	4.7	(241)
Asset-backed securities	700,455	19,898	28,798	691,555	3.1	(2,259)
Commercial mortgage-backed securities	1,608,376	142,369	51,842	1,698,903	7.6	(6,125)
U.S. government and agencies	231,256	33,958	24	265,190	1.2	—
State and political subdivisions	270,086	38,058	5,646	302,498	1.4	—
Other foreign government, supranational and foreign government-sponsored enterprises	1,769,784	94,929	2,714	1,861,999	8.3	—

Total fixed maturity securities	$19,559,432	$2,864,436	$132,254	$22,291,614	100.0%	$(8,625)

Non-redeemable preferred stock	$68,469	$6,542	$170	$74,841	33.6%
Other equity securities	148,577	416	1,134	147,859	66.4

Total equity securities	$217,046	$6,958	$1,304	$222,700	100.0%

The Company enters into various collateral arrangements that require both the pledging and acceptance of fixed maturity securities as collateral. The Company pledged fixed maturity securities as collateral to derivative and reinsurance counterparties with an amortized cost of $32.9 million and $16.9 million, and an estimated fair value of $33.9 million and $17.0 million, as of June 30, 2013 and December 31, 2012 respectively. The pledged fixed maturity securities are included in fixed maturity securities, available-for-sale in the condensed consolidated balance sheets as of June 30, 2013, and are included in other invested assets in the condensed consolidated balance sheets as of December 31, 2012. Securities with an amortized cost of $8,046.9 million and $7,549.0 million, and an estimated fair value of $8,377.6 million and $7,913.8 million, as of June 30, 2013 and December 31, 2012, respectively, were held in trust to satisfy collateral requirements under certain third-party reinsurance treaties.

The Company received fixed maturity securities as collateral from derivative and reinsurance counterparties with an estimated fair value of $91.5 million and $95.6 million, as of June 30, 2013 and December 31, 2012, respectively. The collateral is held in separate custodial accounts and is not recorded on the Company’s condensed consolidated balance sheets. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral; however, as of June 30, 2013 and December 31, 2012, none of the collateral had been sold or re-pledged.

As of June 30, 2013, the Company held securities with a fair value of $1,231.6 million that were guaranteed or issued by the Canadian province of Ontario and $1,516.3 million that were guaranteed or issued by the Canadian province of Quebec, both of which exceeded 10% of total stockholders’ equity. As of December 31, 2012, the Company held securities with a fair value of $1,400.0 million that were guaranteed or issued by the Canadian province of Ontario and $1,785.0 million that were guaranteed or issued by the Canadian province of Quebec, both of which exceeded 10% of total stockholders’ equity.

The amortized cost and estimated fair value of fixed maturity securities available-for-sale at June 30, 2013 are shown by contractual maturity in the table below. Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset and mortgage-backed securities are shown separately in the table below, as they are not due at a single maturity date. At June 30, 2013, the contractual maturities of investments in fixed maturity securities were as follows (dollars in thousands):

	Amortized Cost	Fair Value
Available-for-sale:
Due in one year or less	$426,022	$432,495
Due after one year through five years	3,613,328	3,773,306
Due after five years through ten years	6,893,971	7,127,743
Due after ten years	5,454,072	6,466,762
Asset and mortgage-backed securities	3,369,928	3,483,910

Total	$19,757,321	$21,284,216

The tables below show the major industry types of the Company’s corporate fixed maturity holdings as of June 30, 2013 and December 31, 2012 (dollars in thousands):

June 30, 2013:	Amortized Cost	Estimated Fair Value	% of Total
Finance	$3,636,121	$3,770,773	32.0%
Industrial	5,914,051	6,138,234	52.0
Utility	1,768,696	1,867,151	15.8
Other	27,276	27,323	0.2

Total	$11,346,144	$11,803,481	100.0%

December 31, 2012:	Amortized Cost	Estimated Fair Value	% of Total
Finance	$3,619,455	$3,900,152	31.5%
Industrial	5,881,967	6,443,846	52.0
Utility	1,799,658	2,002,611	16.2
Other	32,351	33,462	0.3

Total	$11,333,431	$12,380,071	100.0%

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

	Three months ended June 30,
	2013	2012
Balance, beginning of period	$14,773	$62,236
Initial impairments - credit loss OTTI recognized on securities not previously impaired	—	60
Additional impairments - credit loss OTTI recognized on securities previously impaired	—	161
Credit loss OTTI previously recognized on securities impaired to fair value during the period	(1,449)	(8,288)
Credit loss OTTI previously recognized on securities which matured, paid down, prepaid or were sold during the period	—	(8,266)

Balance, end of period	$13,324	$45,903

	Six months ended June 30,
	2013	2012
Balance, beginning of period	$16,675	$63,947
Initial impairments -credit loss OTTI recognized on securities not previously impaired	—	1,962
Additional impairments - credit loss OTTI recognized on securities previously impaired	—	8,881
Credit loss OTTI previously recognized on securities impaired to fair value during the period	(1,449)	(19,669)
Credit loss OTTI previously recognized on securities which matured, paid down, prepaid or were sold during the period	(1,902)	(9,218)

Balance, end of period	$13,324	$45,903

Purchased Credit Impaired Fixed Maturity Securities Available-for-Sale

In the third quarter of 2012, the Company began purchasing certain structured securities that had experienced deterioration in credit quality since their issuance. Securities acquired with evidence of credit quality deterioration since origination and for which it is probable at the acquisition date that the Company will be unable to collect all contractually required payments are classified as purchased credit impaired securities. For each security, the excess of the cash flows expected to be collected as of the acquisition date over its acquisition date fair value is referred to as the accretable yield and is recognized as net investment income on an effective yield basis. At the date of acquisition, the timing and amount of the cash flows expected to be collected was determined based on a best estimate using key assumptions, such as interest rates, default rates and prepayment speeds. If subsequently, based on current information and events, it is probable that there is a significant increase in cash flows previously expected to be collected or if actual cash flows are significantly greater than cash flows previously expected to be collected, the accretable yield is adjusted prospectively. The excess of the contractually required payments (including interest) as of the acquisition date over the cash flows expected to be collected as of the acquisition date is referred to as the nonaccretable difference, and this amount is not expected to be realized as net investment income. Decreases in cash flows expected to be collected can result in OTTI.

The following tables present information on the Company’s purchased credit impaired securities, which are included in fixed maturity securities available-for-sale (dollars in thousands):

	June 30, 2013	December 31, 2012
Outstanding principal and interest balance(1)	$178,911	$108,831
Carrying value, including accrued interest(2)	$132,985	$84,765

(1)	Represents the contractually required payments which is the sum of contractual principal, whether or not currently due, and accrued interest.
(2)	Estimated fair value plus accrued interest.

The following table presents information about purchased credit impaired investments acquired during the six months ended June 30, 2013 (dollars in thousands).

At Date of Acquisition
Contractually required payments (including interest)	$109,931
Cash flows expected to be collected(1)	88,422
Fair value of investments acquired	58,471

(1)	Represents undiscounted principal and interest cash flow expectations at the date of acquisition.

The following table presents activity for the accretable yield on purchased credit impaired securities for the three and six months ended June 30, 2013 (dollars in thousands):

	Three months ended June 30, 2013	Six months ended June 30, 2013
Balance, beginning of period	$59,915	$39,239
Investments purchased	7,885	29,951
Accretion	(1,879)	(3,822)
Disposals	(832)	(832)
Reclassification from nonaccretable difference	1,180	1,733

Balance, end of period	$66,269	$66,269

Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale

The following table presents the total gross unrealized losses for the 1,394 and 567 fixed maturity and equity securities as of June 30, 2013 and December 31, 2012, respectively, where the estimated fair value had declined and remained below amortized cost by the indicated amount (dollars in thousands):

	June 30, 2013		December 31, 2012
	Gross Unrealized Losses	% of Total	Gross Unrealized Losses	% of Total
Less than 20%	$267,765	86.2%	$54,951	41.2%
20% or more for less than six months	5,629	1.8	734	0.5
20% or more for six months or greater	37,340	12.0	77,873	58.3

Total	$310,734	100.0%	$133,558	100.0%

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

The following tables present the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for 1,394 and 567 fixed maturity and equity securities that have estimated fair values below amortized cost as of June 30, 2013 and December 31, 2012, respectively (dollars in thousands). These investments are presented by class and grade of security, as well as the length of time the related fair value has remained below amortized cost.

	Less than 12 months		12 months or greater		Total
June 30, 2013:	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Investment grade securities:
Corporate securities	$3,229,715	$161,032	$89,098	$12,531	$3,318,813	$173,563
Canadian and Canadian provincial governments	138,843	9,162	—	—	138,843	9,162
Residential mortgage-backed securities	210,336	9,553	14,822	2,643	225,158	12,196
Asset-backed securities	220,912	4,719	51,673	5,567	272,585	10,286
Commercial mortgage-backed securities	227,712	9,172	18,893	6,455	246,605	15,627
U.S. government and agencies	191,973	2,344	4,037	109	196,010	2,453
State and political subdivisions	97,877	6,351	11,402	5,499	109,279	11,850
Other foreign government, supranational and foreign government-sponsored enterprises	657,957	19,787	5,698	721	663,655	20,508

Total investment grade securities	4,975,325	222,120	195,623	33,525	5,170,948	255,645

Non-investment grade securities:
Corporate securities	366,159	11,452	40,425	6,603	406,584	18,055
Residential mortgage-backed securities	53,715	1,007	2,359	565	56,074	1,572
Asset-backed securities	25,233	376	30,434	7,875	55,667	8,251
Commercial mortgage-backed securities	19,324	198	43,879	20,761	63,203	20,959
Other foreign government, supranational and foreign government-sponsored enterprises	952	113	—	—	952	113

Total non-investment grade securities	465,383	13,146	117,097	35,804	582,480	48,950

Total fixed maturity securities	$5,440,708	$235,266	$312,720	$69,329	$5,753,428	$304,595

Non-redeemable preferred stock	$30,787	$1,745	$1	$2	$30,788	$1,747

Other equity securities	69,881	4,392	—	—	69,881	4,392

Total equity securities	$100,668	$6,137	$1	$2	$100,669	$6,139

	Less than 12 months		12 months or greater		Total
December 31, 2012:	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Investment grade securities:
Corporate securities	$786,203	$13,276	$108,187	$17,386	$894,390	$30,662
Canadian and Canadian provincial governments	12,349	174	—	—	12,349	174
Residential mortgage-backed securities	22,288	97	19,394	3,199	41,682	3,296
Asset-backed securities	59,119	449	96,179	9,508	155,298	9,957
Commercial mortgage-backed securities	89,507	797	29,181	7,974	118,688	8,771
U.S. government and agencies	7,272	24	—	—	7,272	24
State and political subdivisions	20,602	1,514	11,736	4,132	32,338	5,646
Other foreign government, supranational and foreign government-sponsored enterprises	244,817	1,953	7,435	761	252,252	2,714

Total investment grade securities	1,242,157	18,284	272,112	42,960	1,514,269	61,244

Non-investment grade securities:
Corporate securities	181,168	3,170	39,123	5,501	220,291	8,671
Residential mortgage-backed securities	15,199	80	2,633	347	17,832	427
Asset-backed securities	3,421	26	31,938	18,815	35,359	18,841
Commercial mortgage-backed securities	3,317	764	68,405	42,307	71,722	43,071

Total non-investment grade securities	203,105	4,040	142,099	66,970	345,204	71,010

Total fixed maturity securities	$1,445,262	$22,324	$414,211	$109,930	$1,859,473	$132,254

Non-redeemable preferred stock	$5,577	$52	$5,679	$118	$11,256	$170
Other equity securities	85,374	1,134	—	—	85,374	1,134

Total equity securities	$90,951	$1,186	$5,679	$118	$96,630	$1,304

As of June 30, 2013, the Company does not intend to sell these fixed maturity securities and does not believe it is more likely than not that it will be required to sell these fixed maturity securities before the recovery of the fair value up to the current amortized cost of the investment, which may be maturity. As of June 30, 2013, the Company has the ability and intent to hold the equity securities until the recovery of the fair value up to the current cost of the investment. However, unforeseen facts and circumstances may cause the Company to sell fixed maturity and equity securities in the ordinary course of managing its portfolio to meet certain diversification, credit quality, asset-liability management and liquidity guidelines.

Unrealized losses on non-investment grade securities are principally related to asset and mortgage-backed securities and were the result of wider credit spreads resulting from higher risk premiums since the time of initial purchase, largely due to macroeconomic conditions and credit market deterioration, including the impact of lower real estate valuations. As of June 30, 2013 and December 31, 2012, approximately $29.2 million and $61.5 million, respectively, of gross unrealized losses greater than 12 months was associated with non-investment grade asset and mortgage-backed securities. This class of securities was evaluated based on actual and projected collateral losses relative to the securities’ positions in the respective securitization trusts and security specific expectations of cash flows. This evaluation also takes into consideration credit enhancement, measured in terms of (i) subordination from other classes of securities in the trust that are contractually obligated to absorb losses before the class of security the Company owns, and (ii) the expected impact of other structural features embedded in the securitization trust beneficial to the class of securities the Company owns, such as overcollateralization and excess spread.

Investment Income, Net of Related Expenses

Major categories of investment income, net of related expenses, consist of the following (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Fixed maturity securities available-for-sale	$240,590	$193,388	$479,834	$384,806
Mortgage loans on real estate	28,362	16,000	56,605	30,966
Policy loans	15,450	16,334	33,360	33,117
Funds withheld at interest	159,212	62,992	296,471	178,006
Short-term investments	422	781	1,235	1,769
Investment receivable	—	36,752	—	36,752
Other invested assets	13,379	11,356	27,301	22,679

Investment revenue	457,415	337,603	894,806	688,095
Investment expense	(13,181)	(9,269)	(25,441)	(18,821)

Investment income, net of related expenses	$444,234	$328,334	$869,365	$669,274

Investment Related Gains (Losses), Net

Investment related gains (losses), net consist of the following (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Fixed maturities and equity securities available for sale:
Other-than-temporary impairment losses on fixed maturities	$(9,803)	$(1,959)	$(10,005)	$(9,566)
Portion of loss recognized in accumulated other comprehensive income (before taxes)	(306)	162	(306)	(7,059)

Net other-than-temporary impairment losses on fixed maturities recognized in earnings	(10,109)	(1,797)	(10,311)	(16,625)
Impairment losses on equity securities	—	(2,186)	—	(3,025)
Gain on investment activity	26,845	26,593	48,525	48,905
Loss on investment activity	(6,760)	(8,918)	(17,972)	(16,422)
Other impairment losses and change in mortgage loan provision	125	1,762	(1,501)	(4,081)
Derivatives and other, net	38,142	8,347	123,873	58,569

Total investment related gains (losses), net	$48,243	$23,801	$142,614	$67,321

The net other-than-temporary impairment losses on fixed maturity securities recognized in earnings were $10.1 million and $1.8 million for the three months ended June 30, 2013 and 2012, and $10.3 million and $16.6 million for the first six months of 2013 and 2012, respectively. The other-than-temporary impairment losses on fixed maturity securities in the second quarter and first six months of 2013 were primarily due to the decision to sell certain subordinated commercial mortgage-backed securities. The other-than-temporary impairments in the first six months of 2012 were primarily due to a decline in value of structured securities with exposure to commercial mortgages and general credit deterioration in select corporate and foreign securities. The increase in derivatives and other in 2013 is primarily due to an increase in the fair value of embedded derivatives.

During the three months ended June 30, 2013 and 2012, the Company sold fixed maturity and equity securities with fair values of $257.6 million and $153.5 million at losses of $6.8 million and $8.9 million, respectively. During the six months ended June 30, 2013 and 2012, the Company sold fixed maturity and equity securities with fair values of $461.9 million and $401.6 million at losses of $18.0 million and $16.4 million, respectively. The Company generally does not engage in short-term buying and selling of securities.

Securities Borrowing and Other

The Company participates in a securities borrowing program whereby securities, which are not reflected on the Company’s condensed consolidated balance sheets, are borrowed from a third party. The Company is required to maintain a minimum of 100% of the fair value of the borrowed securities as collateral, which consists of rights to reinsurance treaty cash flows. The Company had borrowed securities with an amortized cost of $87.5 million as of June 30, 2013 and December 31, 2012, which was equal to the fair value in both periods. The borrowed securities are used to provide collateral under an affiliated reinsurance transaction.

The Company also participates in a repurchase/reverse repurchase program in which securities, reflected as investments on the Company’s condensed consolidated balance sheets, are pledged to a third party. In return, the Company receives securities from the third party with an estimated fair value equal to a minimum of 100% of the securities pledged. The securities received are not reflected on the Company’s condensed consolidated balance sheets. As of June 30, 2013 the Company had pledged securities with an amortized cost of $292.1 million and an estimated fair value of $307.7 million, and in return the Company received securities with an estimated fair value of $338.0 million. As of December 31, 2012 the Company had pledged securities with an amortized cost of $290.2 million and an estimated fair value of $305.9 million, and in return the Company received securities with an estimated fair value of $342.0 million.

Mortgage Loans on Real Estate

Mortgage loans represented approximately 7.5% and 7.0% of the Company’s total investments as of June 30, 2013 and December 31, 2012. The Company makes mortgage loans on income producing properties, such as apartments, retail and office buildings, and light industrial facilities. Loan-to-value ratios at the time of loan approval are 75% or less. The distribution of mortgage loans, gross of valuation allowances, by property type is as follows as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30, 2013		December 31, 2012
	Recorded Investment	% of Total	Recorded Investment	% of Total
Apartment	$220,117	9.2%	$229,266	9.9%
Retail	747,282	31.3	669,958	29.0
Office building	841,842	35.3	825,406	35.7
Industrial	450,140	18.9	455,682	19.7
Other commercial	125,768	5.3	131,855	5.7

Total	$2,385,149	100.0%	$2,312,167	100.0%

As of June 30, 2013 and December 31, 2012, the Company’s mortgage loans, gross of valuation allowances, were distributed throughout the United States as follows (dollars in thousands):

	June 30, 2013		December 31, 2012
	Recorded Investment	% of Total	Recorded Investment	% of Total
Pacific	$636,084	26.7%	$593,589	25.7%
South Atlantic	507,010	21.3	477,068	20.5
Mountain	257,130	10.8	233,174	10.1
Middle Atlantic	276,799	11.6	300,475	13.0
West North Central	174,764	7.3	168,063	7.3
East North Central	222,991	9.2	224,122	9.7
West South Central	158,666	6.7	161,451	7.0
East South Central	61,966	2.6	62,789	2.7
New England	89,739	3.8	91,436	4.0

Total	$2,385,149	100.0%	$2,312,167	100.0%

The maturities of the mortgage loans, gross of valuation allowances, as of June 30, 2013 and December 31, 2012 are as follows (dollars in thousands):

	June 30, 2013		December 31, 2012
	Recorded Investment	% of Total	Recorded Investment	% of Total
Due within five years	$1,066,678	44.7%	$1,187,387	51.3%
Due after five years through ten years	875,596	36.7	776,655	33.6
Due after ten years	442,875	18.6	348,125	15.1

Total	$2,385,149	100.0%	$2,312,167	100.0%

Information regarding the Company’s credit quality indicators for its recorded investment in mortgage loans, gross of valuation allowances, as of June 30, 2013 and December 31, 2012 is as follows (dollars in thousands):

	June 30, 2013		December 31, 2012
Internal credit risk grade:	Recorded Investment	% of Total	Recorded Investment	% of Total
High investment grade	$1,475,089	61.8%	$1,235,605	53.5%
Investment grade	694,476	29.1	834,494	36.1
Average	127,967	5.4	132,607	5.7
Watch list	53,831	2.3	76,463	3.3
In or near default	33,786	1.4	32,998	1.4

Total	$2,385,149	100.0%	$2,312,167	100.0%

The age analysis of the Company’s past due recorded investment in mortgage loans, gross of valuation allowances, as of June 30, 2013 and December 31, 2012 is as follows (dollars in thousands):

	June 30, 2013	December 31, 2012
31-60 days past due	$20,563	$7,504
61-90 days past due	—	—
Greater than 90 days	7,930	16,886

Total past due	28,493	24,390
Current	2,356,656	2,287,777

Total	$2,385,149	$2,312,167

The following table presents the recorded investment in mortgage loans, by method of evaluation of credit loss, and the related valuation allowances, by type of credit loss, at (dollars in thousands):

	June 30, 2013	December 31, 2012
Mortgage loans:
Evaluated individually for credit losses	$37,617	$39,956
Evaluated collectively for credit losses	2,347,532	2,272,211

Mortgage loans, gross of valuation allowances	2,385,149	2,312,167

Valuation allowances:
Specific for credit losses	4,738	6,980
Non-specifically identified credit losses	3,165	4,600

Total valuation allowances	7,903	11,580

Mortgage loans, net of valuation allowances	$2,377,246	$2,300,587

Information regarding the Company’s loan valuation allowances for mortgage loans for the three and six months ended June 30, 2013 and 2012 is as follows (dollars in thousands):

	Three months ended June 30,
	2013	2012
Balance, beginning of period	$9,924	$14,650
Charge-offs	(1,296)	(1,876)
Provision (release)	(725)	(1,763)

Balance, end of period	$7,903	$11,011

	Six months ended June 30,
	2013	2012
Balance, beginning of period	$11,580	$11,793
Charge-offs	(2,148)	(4,069)
Provision (release)	(1,529)	3,287

Balance, end of period	$7,903	$11,011

Information regarding the portion of the Company’s mortgage loans that were impaired as of June 30, 2013 and December 31, 2012 is as follows (dollars in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Carrying Value
June 30, 2013:
Impaired mortgage loans with no valuation allowance recorded	$16,714	$16,104	$—	$16,104
Impaired mortgage loans with valuation allowance recorded	21,582	21,513	4,738	16,775

Total impaired mortgage loans	$38,296	$37,617	$4,738	$32,879

December 31, 2012:
Impaired mortgage loans with no valuation allowance recorded	$13,039	$12,496	$—	$12,496
Impaired mortgage loans with valuation allowance recorded	27,527	27,460	6,980	20,480

Total impaired mortgage loans	$40,566	$39,956	$6,980	$32,976

The Company’s average investment in impaired mortgage loans and the related interest income are reflected in the table below for the periods indicated (dollars in thousands):
	Three months ended June 30,
	2013		2012
	Average Investment(1)	Interest Income	Average Investment(1)	Interest Income
Impaired mortgage loans with no valuation allowance recorded	$15,181	$49	$10,585	$28
Impaired mortgage loans with valuation allowance recorded	24,211	294	41,747	410

Total	$39,392	$343	$52,332	$438

	Six months ended June 30,
	2013		2012
	Average Investment(1)	Interest Income	Average Investment(1)	Interest Income
Impaired mortgage loans with no valuation allowance recorded	$14,286	$184	$17,555	$197
Impaired mortgage loans with valuation allowance recorded	25,294	534	37,634	718

Total	$39,580	$718	$55,189	$915

(1) Average recorded investment represents the average loan balances as of the beginning of period and all subsequent quarterly end of period balances.

The Company did not acquire any impaired mortgage loans during the six months ended June 30, 2013 and 2012. The Company had $7.9 million and $16.9 million of mortgage loans, gross of valuation allowances, that were on nonaccrual status at June 30, 2013 and December 31, 2012, respectively.

Policy Loans

Policy loans comprised approximately 3.9% of the Company’s total investments as of both June 30, 2013 and December 31, 2012, substantially all of which are associated with one client. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due to the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. As policy loans represent premature distributions of policy liabilities, they have the effect of reducing future disintermediation risk. In addition, the Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.

Funds Withheld at Interest

Funds withheld at interest comprised approximately 18.2% and 17.0% of the Company’s total investments as of June 30, 2013 and December 31, 2012, respectively. As of June 30, 2013 and December 31, 2012, approximately 70.8% and 69.7%, respectively, of the Company’s funds withheld at interest balance, net of embedded derivatives, was associated with one client. For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance funds withheld basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company and are reflected as funds withheld at interest on the Company’s condensed consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances with amounts owed to the Company from the ceding company. The Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance.

Other Invested Assets

Other invested assets include equity securities, limited partnership interests, real estate joint ventures, structured loans, derivative contracts, Federal Home Loan Bank of Des Moines (“FHLB”) common stock (included in other), and real estate held-for-investment (included in other). Other invested assets represented approximately 3.3% and 3.5% of the Company’s total investments as of June 30, 2013 and December 31, 2012, respectively. Carrying values of these assets as of June 30, 2013 and December 31, 2012 are as follows (dollars in thousands):

	June 30, 2013	December 31, 2012
Equity securities	$160,339	$222,700
Limited partnerships and real estate joint ventures	423,790	356,419
Structured loans	245,734	306,497
Derivatives	118,791	168,208
Other	87,155	105,719

Total other invested assets	$1,035,809	$1,159,543

5.	Derivative Instruments

Derivatives, except embedded derivatives, are carried on the Company’s condensed consolidated balance sheets in other invested assets or other liabilities, at fair value. Embedded derivative liabilities on modified coinsurance or funds withheld arrangements are included on the condensed consolidated balance sheets with the host contract in funds withheld at interest, at fair value. Embedded derivative liabilities on indexed annuity and variable annuity products are included on the condensed consolidated balance sheets with the host contract in interest-sensitive contract liabilities, at fair value. Embedded derivative assets are included on the condensed consolidated balance sheets in reinsurance ceded receivables. The following table presents the notional amounts and gross fair value of derivative instruments prior to taking into account the netting effects of master netting agreements as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30, 2013			December 31, 2012
	Notional Amount	Carrying Value/Fair Value		Notional Amount	Carrying Value/Fair Value
		Assets	Liabilities		Assets	Liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	$1,531,811	$54,742	$16,971	$2,195,059	$123,085	$17,867
Interest rate options	240,000	8,073	—	—	—	—
Financial futures	110,328	—	—	127,877	—	—
Foreign currency forwards	83,387	148	9,484	74,400	1,017	2,105
Consumer price index swaps	74,840	234	257	85,135	1,446	—
Credit default swaps	709,700	3,975	6,632	714,000	2,228	5,922
Equity options	727,641	61,102	—	696,776	62,514	—
Synthetic guaranteed investment contracts	3,469,027	—	—	2,018,073	—	—
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	—	—	108,473	—	—	243,177
Indexed annuity products	—	—	793,586	—	—	740,256
Variable annuity products	—	—	84,982	—	—	172,105

Total non-hedging derivatives	6,946,734	128,274	1,020,385	5,911,320	190,290	1,181,432

Derivatives designated as hedging instruments:
Interest rate swaps	50,349	—	5,058	57,275	344	786
Foreign currency swaps	729,890	18,298	2,498	629,512	—	27,398

Total hedging derivatives	780,239	18,298	7,556	686,787	344	28,184

Total derivatives	$7,726,973	$146,572	$1,027,941	$6,598,107	$190,634	$1,209,616

Netting Arrangements

Certain of the Company’s derivatives are subject to enforceable master netting arrangements and reported as a net asset or liability in the condensed consolidated balance sheets. The Company nets all derivatives that are subject to such arrangements.

The Company has elected to include all derivatives, except embedded derivatives, in the tables below, irrespective of whether they are subject to an enforceable master netting arrangement or a similar agreement. See Note 4 – “Investments” for information regarding the Company’s securities borrowing and repurchase/reverse repurchase programs. See “Embedded Derivatives” below for information regarding the Company’s bifurcated embedded derivatives.

The following table provides information relating to the Company’s derivative instruments as of June 30, 2013 and December 31, 2012 (dollars in thousands):

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash Collateral Pledged/ Received	Net Amount
June 30, 2013:
Derivative assets	$146,572	$(27,781)	$118,791	$(17,010)	$(89,829)	$11,952
Derivative liabilities	40,900	(27,781)	13,119	(2,722)	(6,950)	3,447
December 31, 2012:
Derivative assets	$190,634	$(22,426)	$168,208	$(22,458)	$(136,414)	$9,336
Derivative liabilities	54,078	(22,426)	31,652	(1,565)	(27,867)	2,220

Accounting for Derivative Instruments and Hedging Activities

The Company does not enter into derivative instruments for speculative purposes. As discussed below under “Non-qualifying Derivatives and Derivatives for Purposes Other Than Hedging,” the Company uses various derivative instruments for risk management purposes that either do not qualify or have not been qualified for hedge accounting treatment, including derivatives used to economically hedge changes in the fair value of liabilities associated with the reinsurance of variable annuities with guaranteed living benefits. As of June 30, 2013 and December 31, 2012, the Company held interest rate swaps that were designated and qualified as cash flow hedges of interest rate risk. As of June 30, 2013 and December 31, 2012, the Company held foreign currency swaps that were designated and qualified as hedges of a portion of its net investment in its foreign operations. As of June 30, 2013 and December 31, 2012, the Company also had derivative instruments that were not designated as hedging instruments. See Note 2 – “Summary of Significant Accounting Policies” of the Company’s 2012 Annual Report for a detailed discussion of the accounting treatment for derivative instruments, including embedded derivatives. Derivative instruments are carried at fair value and generally require an insignificant amount of cash at inception of the contracts.

Cash Flow Hedges

The Company designates and accounts for certain interest rate swaps, in which the cash flows are denominated in different currencies, commonly referred to as cross-currency swaps, as cash flow hedges when they meet the requirements of the general accounting principles for Derivatives and Hedging.

The following table presents the components of AOCI, before income tax, and the condensed consolidated income statement classification where the gain or loss is recognized related to cash flow hedges for the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

	Three months ended June 30,
	2013	2012
Accumulated other comprehensive income (loss), balance beginning of period	$1,961	$(862)
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	(6,797)	464
Amounts reclassified to investment income	(201)	(321)

Accumulated other comprehensive income (loss), balance end of period	$(5,037)	$(719)

	Six months ended June 30,
	2013	2012
Accumulated other comprehensive income (loss), balance beginning of period	$403	$(828)
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	(4,934)	787
Amounts reclassified to investment income	(506)	(678)

Accumulated other comprehensive income (loss), balance end of period	$(5,037)	$(719)

As of June 30, 2013, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $0.7 million. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to investment income over the term of the investment cash flows. There were no hedged forecasted transactions, other than the receipt or payment of variable interest payments on existing financial instruments, for the three and six months ended June 30, 2013 and 2012.

The following table presents the effects of derivatives in cash flow hedging relationships on the condensed consolidated statements of income and AOCI for the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Deferred in AOCI on Derivatives	Amount and Location of Gains (Losses) Reclassified from AOCI into Income (Loss)		Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives

	(Effective Portion)	(Effective Portion)		(Ineffective Portion and Amounts Excluded from Effectiveness Testing)

		Investment Related Gains (Losses)	Investment Income	Investment Related Gains (Losses)	Investment Income

For the three months ended June 30, 2013:
Interest rate swaps	$(6,797)	$—	$201	$31	$—
For the three months ended June 30, 2012:
Interest rate swaps	$464	$—	$321	$27	$—
For the six months ended June 30, 2013:
Interest rate swaps	$(4,934)	$—	$506	$14	$—
For the six months ended June 30, 2012:
Interest rate swaps	$787	$—	$678	$3	$—

Hedges of Net Investments in Foreign Operations

The Company uses foreign currency swaps to hedge a portion of its net investment in certain foreign operations against adverse movements in exchange rates. The following table illustrates the Company’s net investments in foreign operations (“NIFO”) hedges for the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

	Derivative Gains (Losses) Deferred in AOCI
	For the three months ended June 30,		For the six months ended June 30,
Type of NIFO Hedge (1) (2)	2013	2012	2013	2012
Foreign currency swaps	$23,913	$6,642	$34,835	$(4,003)

(1)

There were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from accumulated other comprehensive income (loss) into investment income during the periods presented.

(2)	There was no ineffectiveness recognized for the Company’s hedges of net investments in foreign operations.

The cumulative foreign currency translation gain (loss) recorded in AOCI related to these hedges was $18.4 million and $(16.4) million at June 30, 2013 and December 31, 2012, respectively. If a foreign operation was sold or substantially liquidated, the amounts in AOCI would be reclassified to the condensed consolidated statements of income. A pro rata portion would be reclassified upon partial sale of a foreign operation.

Non-qualifying Derivatives and Derivatives for Purposes Other Than Hedging

The Company uses various derivative instruments for risk management purposes that either do not qualify or have not been qualified for hedge accounting treatment, including derivatives used to economically hedge changes in the fair value of liabilities associated with the reinsurance of variable annuities with guaranteed living benefits. The gain or loss related to the change in fair value for these derivative instruments is recognized in investment related gains (losses), in the condensed consolidated statements of income, except where otherwise noted. The Company recognized investment related gains (losses) of $52.4 million and $82.1 million, for the three months, and $(112.8) million and $(11.3) million for the six months ended June 30, 2013 and 2012, respectively, related to derivatives (not including embedded derivatives) that do not qualify or have not been qualified for hedge accounting.

A summary of the effect of non-hedging derivatives, including embedded derivatives, on the Company’s income statement for the three and six months ended June 30, 2013 and 2012 is as follows (dollars in thousands):

		Gain (Loss) for the Three Months Ended June 30,
Type of Non-hedging Derivative	Income Statement Location of Gain (Loss)	2013	2012
Interest rate swaps	Investment related gains (losses), net	$(38,415)	$73,342
Interest rate options	Investment related gains (losses), net	(7,981)	—
Financial futures	Investment related gains (losses), net	714	11,074
Foreign currency forwards	Investment related gains (losses), net	(2,958)	516
CPI swaps	Investment related gains (losses), net	(1,117)	(1,431)
Credit default swaps	Investment related gains (losses), net	2,427	(4,795)
Equity options	Investment related gains (losses), net	(5,049)	3,367
Embedded derivatives in:
Modco or funds withheld arrangements	Investment related gains (losses), net	47,717	(4,453)
Indexed annuity products	Policy acquisition costs and other insurance expenses	—	859
Indexed annuity products	Interest credited	(28,019)	26,279
Variable annuity products	Investment related gains (losses), net	35,809	(74,929)

Total non-hedging derivatives		$3,128	$29,829

		Gain (Loss) for the Six Months Ended June 30,
Type of Non-hedging Derivative	Income Statement Location of Gain (Loss)	2013	2012
Interest rate swaps	Investment related gains (losses), net	$(60,679)	$25,990
Interest rate options	Investment related gains (losses), net	(5,998)	—
Financial futures	Investment related gains (losses), net	(6,167)	(6,335)
Foreign currency forwards	Investment related gains (losses), net	(8,617)	(1,093)
CPI swaps	Investment related gains (losses), net	(1,988)	(2,233)
Credit default swaps	Investment related gains (losses), net	6,332	7,019
Equity options	Investment related gains (losses), net	(35,672)	(34,616)
Embedded derivatives in:
Modco or funds withheld arrangements	Investment related gains (losses), net	137,974	(13,881)
Indexed annuity products	Policy acquisition costs and other insurance expenses	—	(139)
Indexed annuity products	Interest credited	(61,015)	7,538
Variable annuity products	Investment related gains (losses), net	87,123	71,446

Total non-hedging derivatives		$51,293	$53,696

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

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of credit default swaps sold by the Company at June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30, 2013			December 31, 2012

Rating Agency Designation of Referenced Credit Obligations(1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)
AAA/AA-/A+/A/A-
Single name credit default swaps	$(1,149)	$122,500	5.4	$(2,077)	$124,500	5.9
Credit default swaps referencing indices	—	—	—	—	—	—

Subtotal	(1,149)	122,500	5.4	(2,077)	124,500	5.9

BBB+/BBB/BBB-
Single name credit default swaps	(3,821)	133,200	5.6	(2,345)	135,500	5.5
Credit default swaps referencing indices	2,551	430,000	4.5	937	430,000	5.0

Subtotal	(1,270)	563,200	4.7	(1,408)	565,500	5.1

BB+
Single name credit default swaps	(101)	6,000	4.0	(222)	6,000	4.5
Credit default swaps referencing indices	—	—	—	—	—	—

Subtotal	(101)	6,000	4.0	(222)	6,000	4.5

Total	$(2,520)	$691,700	4.8	$(3,707)	$696,000	5.2

(1)	The rating agency designations are based on ratings from Standard and Poor’s (“S&P”).
(2)	Assumes the value of the referenced credit obligations is zero.
(3)	The weighted average years to maturity of the credit default swaps is calculated based on weighted average notional amounts.

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

Embedded Derivatives

The Company has certain embedded derivatives which are required to be separated from their host contracts and reported as derivatives. Host contracts include reinsurance treaties structured on a modified coinsurance (“modco”) or funds withheld basis. Changes in fair values of embedded derivatives on modco or funds withheld treaties are net of an increase (decrease) in investment related gains (losses), net of $(0.4) million and $6.3 million for the three months, and $(2.1) million and $(57.2) million for the six months ended June 30, 2013 and 2012, respectively, associated with the Company’s own credit risk. Changes in fair values of embedded derivatives on variable annuity contracts are net of an increase (decrease) in investment related gains (losses), net of $(0.2) million and $14.6 million for the three months, and $(4.9) million and $51.6 millionfor the six months ended June 30, 2013 and 2012, respectively, associated with the Company’s own credit risk. Additionally, the Company reinsures equity-indexed annuity and variable annuity contracts with benefits that are considered embedded derivatives, including guaranteed minimum withdrawal benefits, guaranteed minimum accumulation benefits, and guaranteed minimum income benefits. The related gains (losses) and the effect on net income after amortization of deferred acquisition costs (“DAC”) and income taxes for the three and six months ended June 30, 2013 and 2012 are reflected in the following table (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Embedded derivatives in modco or funds withheld arrangements included in investment related gains	$47,717	$(4,453)	$137,974	$(13,881)
After the associated amortization of DAC and taxes, the related amounts included in net income	13,911	(2,598)	35,535	(665)
Embedded derivatives in variable annuity contracts included in investment related gains	35,809	(74,929)	87,123	71,446
After the associated amortization of DAC and taxes, the related amounts included in net income	29,082	(16,175)	41,274	(1,093)
Amounts related to embedded derivatives in equity-indexed annuities included in benefits and expenses	(28,019)	27,138	(61,015)	7,399
After the associated amortization of DAC and taxes, the related amounts included in net income	(30,845)	15,378	(60,395)	29,248

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

The Company’s credit exposure related to derivative contracts is generally limited to the fair value at the reporting date plus or minus any collateral posted or held by the Company. Information regarding the Company’s credit exposure related to its over-the-counter derivative contracts and margin account for exchange-traded futures at June 30, 2013 and December 31, 2012 are reflected in the following table (dollars in thousands):

	June 30, 2013	December 31, 2012
Estimated fair value of derivatives in net asset position	$105,672	$136,558
Cash provided as collateral(1)	6,950	27,867
Securities pledged to counterparties as collateral(2)	2,722	1,565
Cash pledged from counterparties as collateral(3)	(89,829)	(136,414)
Securities pledged from counterparties as collateral(4)	(17,010)	(22,458)

Net credit exposure	$8,505	$7,118

Margin account related to exchange-traded futures(5)	$5,251	$5,605

(1)	Consists of receivable from counterparty, included in other assets.
(2)	Included in other invested assets, primarily consists of U.S. Treasury securities.
(3)	Included in cash and cash equivalents, with obligation to return cash collateral recorded in other liabilities.
(4)	Consists of U.S. Treasury securities.
(5)	Included in cash and cash equivalents.

6.	Fair Value of Assets and Liabilities

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

Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities. Active markets are defined as having the following characteristics for the measured asset/liability: (i) many transactions, (ii) current prices, (iii) price quotes not varying substantially among market makers, (iv) narrow bid/ask spreads and (v) most information publicly available. The Company’s Level 1 assets and liabilities include investment securities that are traded in exchange markets.

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

Assets and Liabilities by Hierarchy Level

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 are summarized below (dollars in thousands):

June 30, 2013:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
Corporate securities	$11,803,481	$63,568	$10,147,908	$1,592,005
Canadian and Canadian provincial governments	3,525,793	—	3,525,793	—
Residential mortgage-backed securities	1,054,968	—	914,914	140,054
Asset-backed securities	790,310	—	437,704	352,606
Commercial mortgage-backed securities	1,638,632	—	1,457,650	180,982
U.S. government and agencies securities	412,990	354,097	58,893	—
State and political subdivision securities	291,811	—	250,536	41,275
Other foreign government supranational and foreign government-sponsored enterprises	1,766,231	290,708	1,448,693	26,830

Total fixed maturity securities – available-for-sale	21,284,216	708,373	18,242,091	2,333,752
Funds withheld at interest – embedded derivatives	(108,473)	—	—	(108,473)
Cash equivalents	347,823	347,823	—	—
Short-term investments	21,092	19,169	1,923	—
Other invested assets:
Non-redeemable preferred stock	90,458	87,728	2,730	—
Other equity securities	69,881	69,881	—	—
Derivatives:
Interest rate swaps	36,853	—	36,853	—
Interest rate options	8,073	—	8,073	—
Foreign currency forwards	148	—	148	—
CPI swaps	(23)	—	(23)	—
Credit default swaps	(2,775)	—	(2,775)	—
Equity options	60,715	—	60,715	—
Foreign currency swaps	15,800	—	15,800	—
Other	14,759	14,759	—	—

Total other invested assets	293,889	172,368	121,521	—

Total	$21,838,547	$1,247,733	$18,365,535	$2,225,279

Liabilities:
Interest sensitive contract liabilities – embedded derivatives	$878,568	$—	$—	$878,568
Other liabilities:
Derivatives:
Interest rate swaps	4,140	—	4,140	—
Foreign currency forwards	9,484	—	9,484	—
Credit default swaps	(118)	—	(118)	—
Equity options	(387)	—	(387)	—

Total	$891,687	$—	$13,119	$878,568

December 31, 2012:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
Corporate securities	$12,380,071	$43,544	$10,667,964	$1,668,563
Canadian and Canadian provincial governments	4,049,334	—	4,049,334	—
Residential mortgage-backed securities	1,042,064	—	948,133	93,931
Asset-backed securities	691,555	—	459,164	232,391
Commercial mortgage-backed securities	1,698,903	—	1,531,897	167,006
U.S. government and agencies securities	265,190	192,780	67,872	4,538
State and political subdivision securities	302,498	—	259,286	43,212
Other foreign government, supranational and foreign government-sponsored enterprises	1,861,999	297,025	1,536,694	28,280

Total fixed maturity securities – available-for-sale	22,291,614	533,349	19,520,344	2,237,921
Funds withheld at interest – embedded derivatives	(243,177)	—	—	(243,177)
Cash equivalents	575,864	575,864	—	—
Short-term investments	239,131	178,923	38,177	22,031
Other invested assets:
Non-redeemable preferred stock	74,841	64,268	10,573	—
Other equity securities	147,859	147,859	—	—
Derivatives:
Interest rate swaps	104,972	—	104,972	—
Foreign currency forwards	1,017	—	1,017	—
CPI swaps	1,446	—	1,446	—
Credit default swaps	(1,741)	—	(1,741)	—
Equity options	62,514	—	62,514	—
Collateral	17,002	1,323	15,679	—
Other	11,951	11,951	—	—

Total other invested assets	419,861	225,401	194,460	—

Total	$23,283,293	$1,513,537	$19,752,981	$2,016,775

Liabilities:
Interest sensitive contract liabilities – embedded derivatives	$912,361	$—	$—	$912,361
Other liabilities:
Derivatives:
Interest rate swaps	196	—	196	—
Foreign currency forwards	2,105	—	2,105	—
Credit default swaps	1,953	—	1,953	—
Foreign currency swaps	27,398	—	27,398	—

Total	$944,013	$—	$31,652	$912,361

The Company may utilize information from third parties, such as pricing services and brokers, to assist in determining the fair value for certain assets and liabilities; however, management is ultimately responsible for all fair values presented in the Company’s condensed consolidated financial statements. This includes responsibility for monitoring the fair value process, ensuring objective and reliable valuation practices and pricing of financial instruments, and approving changes to valuation methodologies and pricing sources. The selection of the valuation technique(s) to apply considers the definition of an exit price and the nature of the asset or liability being valued and significant expertise and judgment is required.

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

For assets and liabilities reported at fair value, the Company utilizes when available, fair values based on quoted prices in active markets that are regularly and readily obtainable. Generally, these are very liquid investments and the valuation does not require management judgment. When quoted prices in active markets are not available, fair value is based on market valuation techniques, market comparable pricing and the income approach. The use of different techniques, assumptions and inputs may have a material effect on the estimated fair values of the Company’s securities holdings. For the quarters ended June 30, 2013 and 2012, the application of market standard valuation techniques applied to similar assets and liabilities has been consistent.

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

Derivative Assets and Derivative Liabilities – All of the derivative instruments utilized by the Company are classified within Level 2 on the fair value hierarchy. These derivatives are principally valued using an income approach. Valuations of interest rate contracts are based on present value techniques, which utilize significant inputs that may include the swap yield curve, LIBOR basis curves, and repurchase rates. Valuations of foreign currency contracts, non-option-based, are based on present value techniques, which utilize significant inputs that may include the swap yield curve, LIBOR basis curves, currency spot rates, and cross currency basis curves. Valuations of credit contracts, non-option-based, are based on present value techniques, which utilize significant inputs that may include the swap yield curve, credit curves, and recovery rates. Valuations of equity market contracts, non-option-based, are based on present value techniques, which utilize significant inputs that may include the swap yield curve, spot equity index levels, and dividend yield curves. Valuations of equity market contracts, option-based, are based on option pricing models, which utilize significant inputs that may include the swap yield curve, spot equity index levels, dividend yield curves, and equity volatility. The Company does not currently have derivatives included in Level 3 measurement.

Level 3 Measurements and Transfers

As of June 30, 2013 and December 31, 2012, respectively, the Company classified approximately 11.0% and 10.0% of its fixed maturity securities in the Level 3 category. These securities primarily consist of private placement corporate securities and bank loans with inactive trading markets. Additionally, the Company has included asset-backed securities with subprime exposure and mortgage-backed securities with below investment grade ratings in the Level 3 category due to market uncertainty associated with these securities and the Company’s utilization of unobservable information from third parties for the valuation of these securities.

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

The following table presents quantitative information about significant unobservable inputs used in Level 3 fair value measurements developed by the Company, which does not include unobservable Level 3 asset and liability measurements provided by third parties, as of June 30, 2013 and December 31, 2012 (dollars in thousands):

June 30, 2013:	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets:
State and political subdivision securities	$5,139	Market comparable securities	Liquidity premium	1%
Corporate securities	403,894	Market comparable securities	Liquidity premium	0-2%(1%)
Funds withheld at interest- embedded derivatives	(108,473)	Total return swap	Mortality	0-100% (1%)
			Lapse	0-35% (6%)
			Withdrawal	0-5% (3%)
			Own Credit	0-1% (1%)
			Crediting rate	2-4% (3%)
Liabilities:
Interest sensitive contract liabilities- embedded derivatives- indexed annuities	793,586	Discounted cash flow	Mortality	0-100% (1%)
			Lapse	0-35% (6%)
			Withdrawal	0-5% (3%)
			Option budget projection	2-4% (3%)
Interest sensitive contract liabilities- embedded derivatives- variable annuities	84,982	Discounted cash flow	Mortality	0-100%(2%)

			Lapse	0-25%(5%)

			Withdrawal	0-7%(3%)

			Own Credit	0-1%(1%)
			Long-term volatility	0-27%(13%)

December 31, 2012:	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets:

State and political subdivision securities	$5,451	Market comparable securities	Liquidity premium	1%

Corporate securities	450,177	Market comparable securities	Liquidity premium	0-2%(1%)

Short-term investments	22,031	Market comparable securities	Liquidity premium	1%

Funds withheld at interest- embedded derivatives	(243,177)	Total return swap	Mortality	0-100%(1%)
			Lapse	0-35%(6%)
			Withdrawal	0-5%(3%)
			Own Credit	0-1%(1%)
			Crediting Rate	2-4%(3%)
Liabilities:
Interest sensitive contract liabilities- embedded derivatives- indexed annuities	740,256	Discounted cash flow	Mortality	0-100%(1%)
			Lapse	0-35%(6%)
			Withdrawal	0-5%(3%)
			Option budget projection	2-4%(3%)

Interest sensitive contract liabilities- embedded derivatives- variable annuities	172,105	Discounted cash flow	Mortality	0-100%(2%)
			Lapse	0-25%(5%)
			Withdrawal	0-7%(3%)
			Own Credit	0-1%(1%)
			Long-term volatility	0-27%(14%)

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

Transfers from Level 1 to Level 2 are due to the lack of observable market data when pricing these securities, while transfers from Level 2 to Level 1 are due to an increase in the availability of market observable data in an active market. The following tables present the transfers between Level 1 and Level 2 during the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

	Three months ended June 30,
	2013		2012
	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1
Fixed maturity securities - available-for-sale:
Corporate securities	$—	$—	$2,996	$—
U.S. government and agencies securities	—	—	—	11,152
State and political subdivision securities	—	—	12,794	—
Other foreign government, supranational and foreign government-sponsored enterprises	—	—	1,059	—

Total fixed maturity securities	$—	$—	$16,849	$11,152

	Six months ended June 30,
	2013		2012
	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1
Fixed maturity securities - available-for-sale:
Corporate securities	$—	$14,012	$2,996	$4
U.S. government and agencies securities	—	—	—	11,152
State and political subdivision securities	—	—	12,794	—
Other foreign government, supranational and foreign government-sponsored enterprises	—	—	1,059	—

Total fixed maturity securities	$—	$14,012	$16,849	$11,156

The tables below provide a summary of the changes in fair value of Level 3 assets and liabilities for the three and six months ended June 30, 2013, as well as the portion of gains or losses included in income for the three and six months ended June 30, 2013 attributable to unrealized gains or losses related to those assets and liabilities still held at June 30, 2013 (dollars in thousands):

For the three months ended June 30, 2013:	Fixed maturity securities - available-for-sale

	Corporate securities	Residential mortgage- backed securities	Asset-backed securities	Commercial mortgage- backed securities
Fair value, beginning of period	$1,646,903	$140,717	$288,231	$175,294
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(2,313)	(111)	1,526	581
Investment related gains (losses), net	350	198	226	(8,992)
Claims & other policy benefits	—	—	—	—
Interest credited	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—
Included in other comprehensive income	(37,672)	(2,714)	2,601	15,445
Purchases(1)	100,690	11,383	72,542	—
Sales(1)	(39,793)	(1,018)	(7,995)	(1,118)
Settlements(1)	(80,533)	(7,367)	(5,559)	(228)
Transfers into Level 3	4,373	4,306	5,340	—
Transfers out of Level 3	—	(5,340)	(4,306)	—

Fair value, end of period	$1,592,005	$140,054	$352,606	$180,982

Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(2,191)	$(112)	$1,515	$580
Investment related gains (losses), net	—	—	—	(10,109)
Claims & other policy benefits	—	—	—	—
Interest credited	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—

For the three months ended June 30, 2013 (continued):	Fixed maturity securities available-for-sale

	State and political subdivision securities	Other foreign government, supranational and foreign government- sponsored enterprises	Funds withheld at interest- embedded derivative	Short-term investments	Interest sensitive contract liabilities embedded derivatives
Fair value, beginning of period	$42,639	$27,865	$(156,189)	$22,001	$(890,476)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	9	(76)	—	—	—
Investment related gains (losses), net	(4)	—	47,716	—	35,809
Claims & other policy benefits	—	—	—	—	—
Interest credited	—	—	—	—	(28,020)
Policy acquisition costs and other insurance expenses	—	—	—	—	—
Included in other comprehensive income	(1,087)	(959)	—	(1)	—
Purchases(1)	—	—	—	—	(14,764)
Sales(1)	—	—	—	—	—
Settlements(1)	(282)	—	—	(22,000)	18,883
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—

Fair value, end of period	$41,275	$26,830	$(108,473)	$—	$(878,568)

Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$9	$(76)	$—	$—	$—
Investment related gains (losses), net	—	—	47,717	—	34,788
Claims & other policy benefits	—	—	—	—	—
Interest credited	—	—	—	—	(46,902)
Policy acquisition costs and other insurance expenses	—	—	—	—	—

For the six months ended June 30, 2013:	Fixed maturity securities - available-for-sale

	Corporate securities	Residential mortgage-backed securities	Asset-backed securities	Commercial mortgage- backed securities	U.S. Government and agencies securities
Fair value, beginning of period	$1,668,563	$93,931	$232,391	$167,006	$4,538
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(4,339)	(6)	2,405	1,083	—
Investment related gains (losses), net	(913)	25	(1,521)	(9,862)	—
Claims & other policy benefits	—	—	—	—	—
Interest credited	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—
Included in other comprehensive income	(36,710)	(200)	14,638	27,945	—
Purchases(1)	175,362	51,920	128,423	—	—
Sales(1)	(56,071)	(2,617)	(16,293)	(2,722)	—
Settlements(1)	(145,899)	(12,289)	(11,436)	(2,468)	—
Transfers into Level 3	8,146	14,630	8,305	—	—
Transfers out of Level 3	(16,134)	(5,340)	(4,306)	—	(4,538)

Fair value, end of period	$1,592,005	$140,054	$352,606	$180,982	$—

For the six months ended June 30, 2013 (continued):	Fixed maturity securities - available-for-sale

	Corporate securities	Residential mortgage-backed securities	Asset-backed securities	Commercial mortgage- backed securities	U.S. Government and agencies securities
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(4,218)	$(7)	$2,397	$1,081	$—
Investment related gains (losses), net	(202)	—	—	(10,109)	—
Claims & other policy benefits	—	—	—	—	—
Interest credited	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—

For the six months ended June 30, 2013 (continued):	Fixed maturity securities available-for-sale

	State and political subdivision securities	Other foreign government, supranational and foreign government- sponsored enterprises	Funds withheld at interest- embedded derivative	Short-term investments	Interest sensitive contract liabilities embedded derivatives
Fair value, beginning of period	$43,212	$28,280	$(243,177)	$22,031	$(912,361)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	18	(150)	—	(3)	—
Investment related gains (losses), net	(8)	—	134,704	—	87,123
Claims & other policy benefits	—	—	—	—	—
Interest credited	—	—	—	—	(61,016)
Policy acquisition costs and other insurance expenses	—	—	—	—	—
Included in other comprehensive income	(1,639)	(1,300)	—	(28)	—
Purchases(1)	—	—	—	—	(28,624)
Sales(1)	—	—	—	—	—
Settlements(1)	(308)	—	—	(22,000)	36,310
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—

Fair value, end of period	$41,275	$26,830	$(108,473)	$—	$(878,568)

Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$18	$(150)	$—	$(4)	$—
Investment related gains (losses), net	—	—	134,705	—	84,911
Claims & other policy benefits	—	—	—	—	—
Interest credited	—	—	—	—	(97,326)
Policy acquisition costs and other insurance expenses	—	—	—	—	—

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

The tables below provide a summary of the changes in fair value of Level 3 assets and liabilities for the three and six months ended June 30, 2012, as well as the portion of gains or losses included in income for the three and six months ended June 30, 2012 attributable to unrealized gains or losses related to those assets and liabilities still held at June 30, 2012 (dollars in thousands):

For the three months ended June 30, 2012:	Fixed maturity securities - available-for-sale
	Corporate securities	Residential mortgage- backed securities	Asset-backed securities	Commercial mortgage- backed securities	State. and political subdivision securities
Fair value, beginning of period	$977,671	$54,435	$146,362	$118,678	$5,239
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	77	188	195	545	9
Investment related gains (losses), net	(696)	(315)	164	393	(4)
Claims & other policy benefits	—	—	—	—	—
Interest credited	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—
Included in other comprehensive income	10,341	(172)	1,782	(2,273)	827
Purchases (1)	68,275	337	2,012	—	—
Sales(1)	(17,876)	(8,219)	(7,902)	(1,552)	—
Settlements(1)	(32,497)	(1,902)	(3,238)	(58)	(23)
Transfers into Level 3	—	7,176	—	—	8,438
Transfers out of Level 3	(11,281)	(1,937)	(11,017)	—	—

Fair value, end of period	$994,014	$49,591	$128,358	$115,733	$14,486

Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$84	$148	$151	$545	$9
Investment related gains (losses), net	(380)	(161)	—	—	—
Claims & other policy benefits	—	—	—	—	—
Interest credited	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—

For the three months ended June 30, 2012 (continued):
	Funds withheld at interest- embedded derivatives	Other invested assets- other equity securities	Reinsurance ceded receivable- embedded derivatives	Interest sensitive contract liabilities embedded derivatives
Fair value, beginning of period	$(370,884)	$11,827	$3,514	$(903,282)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	—	—	—	—
Investment related gains (losses), net	(4,453)	1,098	—	(74,929)
Claims & other policy benefits	—	—	—	(1,721)
Interest credited	—	—	—	27,825
Policy acquisition costs and other insurance expenses	—	—	1,003	—
Included in other comprehensive income	—	505	—	—
Purchases(1)	—	108	—	(16,107)
Sales(1)	—	(3,788)	—	—
Settlements(1)	—	—	(101)	29,287
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	(6,523)	—	—

Fair value, end of period	$(375,337)	$3,227	$4,416	$(938,927)

For the three months ended June 30, 2012 (continued):
	Funds withheld at interest- embedded derivatives	Other invested assets- other equity securities	Reinsurance ceded receivable- embedded derivatives	Interest sensitive contract liabilities embedded derivatives
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$—	$—	$—	$—
Investment related gains (losses), net	(4,452)	(183)	—	(76,737)
Claims & other policy benefits	—	—	—	(1,959)
Interest credited	—	—	—	(1,288)
Policy acquisition costs and other insurance expenses	—	—	1,143	—

For the six months ended June 30, 2012:	Fixed maturity securities - available-for-sale
	Corporate securities	Residential mortgage- backed securities	Asset-backed securities	Commercial mortgage- backed securities	State. and political subdivision securities
Fair value, beginning of period	$974,169	$81,655	$193,492	$115,976	$10,373
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	107	298	444	1,133	4
Investment related gains (losses), net	(1,280)	(36)	(506)	(11,682)	(8)
Claims & other policy benefits	—	—	—	—	—
Interest credited	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—
Included in other comprehensive income	9,659	1,408	8,477	11,248	1,233
Purchases (1)	89,435	582	2,012	—	—
Sales(1)	(27,285)	(16,224)	(7,902)	(1,552)	—
Settlements(1)	(53,371)	(3,702)	(7,103)	(58)	(46)
Transfers into Level 3	17,445	7,176	1,080	10,846	8,438
Transfers out of Level 3	(14,865)	(21,566)	(61,636)	(10,178)	(5,508)

Fair value, end of period	$994,014	$49,591	$128,358	$115,733	$14,486

Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$114	$255	$400	$1,133	$4
Investment related gains (losses), net	(1,106)	(269)	(607)	(12,075)	—
Claims & other policy benefits	—	—	—	—	—
Interest credited	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—

For the six months ended June 30, 2012 (continued):	Funds withheld at interest- embedded derivatives	Other invested assets- other equity securities	Reinsurance ceded receivable- embedded derivatives	Interest sensitive contract liabilities embedded derivatives
Fair value, beginning of period	$(361,456)	$11,489	$4,945	$(1,028,241)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	—	—	—	—
Investment related gains (losses), net	(13,881)	1,098	—	71,446
Claims & other policy benefits	—	—	—	557
Interest credited	—	—	—	6,632
Policy acquisition costs and other insurance expenses	—	—	(325)	—
Included in other comprehensive income	—	843	—	—
Purchases(1)	—	108	—	(39,697)
Sales(1)	—	(3,788)	—	—
Settlements(1)	—	—	(204)	50,376
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	(6,523)	—	—

Fair value, end of period	$(375,337)	$3,227	$4,416	$(938,927)

Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$—	$—	$—	$—
Investment related gains (losses), net	(13,881)	(183)	—	67,887
Claims & other policy benefits	—	—	—	79
Interest credited	—	—	—	(43,395)
Policy acquisition costs and other insurance expenses	—	—	(46)	—

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

	Three months ended June 30,
	2013			2012

	Carrying Value Prior to Measurement	Estimated Fair Value After Measurement	Net Investment Gains (Losses)	Carrying Value Prior to Measurement	Estimated Fair Value After Measurement	Net Investment Gains (Losses)
Mortgage loans(1)	$13,602	$13,575	$(27)	$22,323	$23,375	$1,052
Real estate(3)	4,736	4,136	(600)	—	—	—

	Six months ended June 30,
	2013			2012
	Carrying Value Prior to Measurement	Estimated Fair Value After Measurement	Net Investment Gains (Losses)	Carrying Value Prior to Measurement	Estimated Fair Value After Measurement	Net Investment Gains (Losses)
Mortgage loans(1)	$13,482	$13,575	$93	$26,119	$23,375	$(2,744)
Limited partnership interests(2)	11,590	9,161	(2,429)	—	—	—
Real estate(3)	4,736	4,136	(600)	—	—	—

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

(3)

Real estate investment - The impaired real estate investments presented above were written down to their estimated fair value at the date of impairment and are reported as losses above. The impairments were based on third-party appraisal values obtained and reviewed by the Company.

Fair Value of Financial Instruments

The Company is required by general accounting principles for Fair Value Measurements and Disclosures to disclose the fair value of certain financial instruments including those that are not carried at fair value. The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments, which were not measured at fair value on a recurring basis, at June 30, 2013 and December 31, 2012 (dollars in thousands):

June 30, 2013	Carrying Value	Estimated Fair Value	Fair Value Measurement Using:
			Level 1	Level 2	Level 3
Assets:
Mortgage loans on real estate	$2,377,246	$2,416,787	$—	$—	$2,416,787
Policy loans	1,245,252	1,245,252	—	1,245,252	—
Funds withheld at interest(1)	5,884,501	6,331,471	—	—	6,331,471
Cash and cash equivalents(2)	625,796	625,796	625,796	—	—
Short-term investments(2)	17,509	17,509	17,509	—	—
Other invested assets(2)	524,810	561,899	4,635	37,590	519,674
Accrued investment income	233,153	233,153	—	233,153	—
Liabilities:
Interest-sensitive contract liabilities(1)	$11,250,921	$11,392,786	$—	$—	$11,392,786
Long-term debt	1,935,533	2,080,701	—	—	2,080,701
Collateral finance facility	487,556	373,774	—	—	373,774

December 31, 2012:	Carrying Value	Estimated Fair Value	Fair Value Measurement Using:
			Level 1	Level 2	Level 3
Assets:
Mortgage loans on real estate	$2,300,587	$2,426,688	$—	$—	$2,426,688
Policy loans	1,278,175	1,278,175	—	1,278,175	—
Funds withheld at interest(1)	5,837,359	6,362,324	—	—	6,362,324
Cash and cash equivalents(2)	684,028	684,028	684,028	—	—
Short-term investments(2)	48,951	48,951	48,951	—	—
Other invested assets(2)	596,336	626,358	—	32,250	594,108
Accrued investment income	201,344	201,344	—	201,344	—
Liabilities:
Interest-sensitive contract liabilities(1)	$11,566,962	$11,926,339	$—	$—	$11,926,339
Long-term debt	1,815,253	2,014,062	—	—	2,014,062
Collateral finance facility	652,010	456,050	—	—	456,050

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

Other Invested Assets – This primarily includes limited partnership interests accounted for using the cost method, structured loans and FHLB common stock. The fair value of limited partnerships and other investments accounted for using the cost method is determined using the net asset values of the Company’s ownership interest as provided in the financial statements of the investees. The valuation of these investments is considered Level 3 in the fair value hierarchy due to the limited activity and price transparency inherent in the market for such investments. The fair value of structured loans is estimated based on a discounted cash flow analysis using discount rates applicable to each structured loan, this is considered Level 3 in the fair value hierarchy. The fair value of the Company’s common stock investment in the Federal Home Loan Bank of Des Moines is considered to be the carrying value and it is considered Level 2 in the fair value hierarchy. The fair value of the Company’s cash collateral is considered to be the carrying value and considered to be Level 1 in the fair value hierarchy.

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

	Three months ended June 30,		Six months ended June 30,

Total revenues:	2013	2012	2013	2012
U.S.	$1,564,386	$1,370,221	$3,064,650	$2,694,368
Canada	295,325	276,239	592,414	551,862
Europe & South Africa	338,910	323,943	678,139	632,280
Asia Pacific	368,173	377,733	757,142	737,418
Corporate and Other	23,848	27,617	99,399	52,800

Total	$2,590,642	$2,375,753	$5,191,744	$4,668,728

	Three months ended June 30,		Six months ended June 30,

Income (loss) before income taxes:	2013	2012	2013	2012
U.S.	$170,443	$140,586	$344,852	$233,331
Canada	35,659	35,030	71,967	90,093
Europe & South Africa	15,818	19,591	33,203	26,197
Asia Pacific	(290,448)	23,859	(275,930)	55,926
Corporate and Other	(6,230)	(3,174)	29,977	(8,892)

Total	$(74,758)	$215,892	$204,069	$396,655

The loss before income taxes for the three and six months ended June 30, 2013 in the Asia Pacific segment reflects an increase in Australian group claims liabilities related to total and permanent disability coverage and disability income benefits as well as poor claims experience in the Australian operation’s individual lump sum and individual disability businesses.

Total Assets:	June 30, 2013	December 31, 2012
U.S.	$24,653,033	$24,924,363
Canada	4,069,624	3,764,002
Europe & South Africa	2,143,826	2,235,199
Asia Pacific	3,216,175	3,208,732
Corporate and Other	4,707,963	6,228,142

Total	$38,790,621	$40,360,438

8.	Commitments and Contingent Liabilities

At June 30, 2013, the Company’s commitments to fund investments were $241.8 million in limited partnerships, $42.5 million in commercial mortgage loans and $74.5 million in bank loans, including revolving credit agreements. At December 31, 2012, the Company’s commitments to fund investments were $176.7 million in limited partnerships, $22.2 million in commercial mortgage loans and $68.5 million in bank loans, including revolving credit agreements. The Company anticipates that the majority of its current commitments will be invested over the next five years; however, these commitments could become due any time at the request of the counterparties. Investments in limited partnerships and private placements are carried at cost or reported using the equity method and included in other invested assets in the condensed consolidated balance sheets. Bank loans are carried at fair value and included in fixed maturities available-for-sale.

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

The Company has obtained bank letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions. At June 30, 2013 and December 31, 2012, there were approximately $76.2 million and $45.4 million, respectively, of undrawn outstanding bank letters of credit in favor of third parties. Additionally, the Company utilizes letters of credit to secure reserve credits when it retrocedes business to its subsidiaries, including Parkway Reinsurance Company (“Parkway Re”), Rockwood Reinsurance Company (“Rockwood Re”), Timberlake Financial L.L.C. (“Timberlake Financial”), RGA Americas Reinsurance, Ltd. (“RGA Americas”), RGA Reinsurance Company (Barbados) Ltd. (“RGA Barbados”) and RGA Atlantic Reinsurance Company, Ltd. (“RGA Atlantic”). The Company cedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions such as the U.S. and the United Kingdom. The capital required to support the business in the affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of June 30, 2013 and December 31, 2012, $861.3 million and $763.5 million, respectively, in undrawn letters of credit from various banks were outstanding, backing reinsurance between the various subsidiaries of the Company. The banks providing letters of credit to the Company are included on the National Association of Insurance Commissioners (“NAIC”) list of approved banks.

The Company maintains five credit facilities, a syndicated revolving credit facility with a capacity of $850.0 million and four letter of credit facilities with a combined capacity of $690.0 million. The Company may borrow cash and obtain letters of credit in multiple currencies under its syndicated revolving credit facility. The following table provides additional information on the Company’s credit facilities as of June 30, 2013 and December 31, 2012 (dollars in millions):

		Amount Utilized(1)
Facility Capacity	Maturity Date	June 30, 2013	December 31, 2012	Basis of Fees
$850.0	December 2015	$94.2	$402.9	Senior unsecured long-term debt rating
$200.0	September 2019	200.0	200.0	Fixed
$120.0	May 2016	80.0	100.0	Fixed
$270.0	November 2017	270.0	—	Fixed
$100.0	June 2017	90.3	—	Fixed

(1)	Represents issued but undrawn letters of credit. There was no cash borrowed for the periods presented.

RGA has issued guarantees to third parties on behalf of its subsidiaries for the payment of amounts due under certain reinsurance treaties, securities borrowing arrangements, financing arrangements and office lease obligations, whereby, if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. In limited circumstances, treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA’s subsidiary is relatively new, unrated, or not of a significant size, relative to the ceding company. Liabilities supported by the treaty guarantees, before consideration for any legally offsetting amounts due from the guaranteed party, totaled $815.2 million and $686.0 million as of June 30, 2013 and December 31, 2012, respectively, and are reflected on the Company’s condensed consolidated balance sheets in future policy benefits. As of June 30, 2013 and December 31, 2012, the Company’s exposure related to treaty guarantees, net of assets held in trust, was $628.1 million and $463.5 million, respectively. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to borrowed securities provide additional security to third parties should a subsidiary fail to return the borrowed securities when due. As of June 30, 2013 and December 31, 2012, RGA’s obligation related to borrowed securities guarantees was $87.5 million. There were no amounts guaranteed under financing arrangements as of June 30, 2013 and December 31, 2012.

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

RGA, through wholly-owned subsidiaries, has committed to provide statutory reserve support to third-parties, in exchange for a fee, by funding loans if certain defined events occur. Such statutory reserves are required under the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX for term life insurance policies and Regulation A-XXX for universal life secondary guarantees). The third-parties have recourse to RGA should the subsidiary fail to provide the required funding, however, as of June 30, 2013, the Company does not believe that it will be required to provide any funding under these commitments as the occurrence of the defined events is considered remote. The following table presents information about these commitments (dollars in millions):

Commitment Period	Maximum Potential Obligation
2033	$350.0
2035	560.0

In addition, the Company indemnifies its directors and officers as provided in its charters and by-laws. Since this indemnity generally is not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under this indemnity in the future.

9.	Employee Benefit Plans

The components of net periodic benefit costs for the three and six months ended June 30, 2013 and 2012 were as follows (dollars in thousands):

	Pension Benefits		Other Benefits
	Three months ended June 30,		Three months ended June 30,
	2013	2012	2013	2012
Service cost	$2,129	$2,196	$410	$279
Interest Cost	1,020	1,090	311	258
Expected return on plan assets	(1,100)	(799)	—	—
Amortization of prior service cost	213	87	—	—
Amortization of prior actuarial loss	782	1,388	186	89

Net periodic benefit cost	$3,044	$3,962	$907	$626

	Pension Benefits		Other Benefits
	Six months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Service cost	$4,012	$3,728	$820	$558
Interest Cost	2,038	2,070	623	517
Expected return on plan assets	(1,867)	(1,533)	—	—
Amortization of prior service cost	307	186	—	—
Amortization of prior actuarial loss	1,619	1,663	372	177

Net periodic benefit cost	$6,109	$6,114	$1,815	$1,252

The Company has made pension contributions of $3.4 million during the first six months of 2013 and expects to make total pension contributions of $6.8 million in 2013.

10.	Equity Based Compensation

Equity compensation expense was $6.0 million and $5.5 million in the second quarter of 2013 and 2012, respectively. In the first quarter of 2013, the Company granted 0.7 million stock appreciation rights at $58.77 weighted average exercise price per share and 0.3 million performance contingent units to employees. Additionally, non-employee directors were granted a total of 14,200 shares of common stock. As of June 30, 2013, 1.8 million share options at $50.43 weighted average per share were vested and exercisable with a remaining weighted average exercise period of 5.1 years. As of June 30, 2013, the total compensation cost of non-vested awards not yet recognized in the condensed consolidated financial statements was $38.2 million. It is estimated that these costs will vest over a weighted average period of 2.2 years.

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

Certain retrocessions are arranged through the Company’s retrocession pools for amounts in excess of the Company’s retention limit. As of June 30, 2013 and December 31, 2012, all rated retrocession pool participants rated by the A.M. Best Company were rated “A- (excellent)” or better. The Company verifies retrocession pool participants’ ratings on a quarterly basis. For a majority of the retrocessionaires that were not rated, security in the form of letters of credit or trust assets has been given as additional security in favor of RGA Reinsurance Company (“RGA Reinsurance”). In addition, the Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance.

As of June 30, 2013 and December 31, 2012, the Company had claims recoverable from retrocessionaires of $147.2 million and $156.0 million, respectively, which is included in reinsurance ceded receivables, in the condensed consolidated balance sheets. The Company considers outstanding claims recoverable in excess of 90 days to be past due. There were $9.8 million and $10.4 million of past due claims recoverable as of June 30, 2013 and December 31, 2012, respectively. Based on financial reviews of the counterparties, the Company has not established a valuation allowance for claims recoverable. The Company has never experienced a material default in connection with retrocession arrangements, nor has it experienced any difficulty in collecting claims recoverable from retrocessionaires; however, no assurance can be given as to the future performance of such retrocessionaires or as to recoverability of any such claims.

12.	Repurchase of Collateral Finance Facility Notes

During the first quarter of 2013, the Company repurchased $160.0 million face amount of its Series A Floating Rate Insured Notes issued by RGA’s subsidiary, Timberlake Financial, L.L.C., for $112.0 million, which was the market value at the date of the purchase. The notes were purchased by RGA Reinsurance Company, also a subsidiary of RGA. As a result, the Company recorded a pre-tax gain of $46.5 million, after fees, in other revenues at that time.

13.	Stock Transactions

In January 2013, RGA’s board of directors authorized a share repurchase program, with no expiration date, for up to $200.0 million of RGA’s outstanding common stock. In April 2013, RGA’s board of directors authorized an increase of $100.0 million to the share repurchase program previously authorized in January 2013. In July 2013, RGA’s board of directors authorized an additional increase of $100.0 million to the share repurchase program previously authorized in January 2013. With these authorizations, the total amount of the Company’s outstanding common stock authorized for repurchase is $400.0 million.

During the first quarter of 2013, RGA repurchased 815,011 shares of common stock under this program for $47.6 million. During the second quarter of 2013, the Company repurchased an additional 2,865,132 shares of common stock under the program for $182.9 million. The common shares repurchased have been placed into treasury to be used for general corporate purposes. As of June 30, 2013 there was $69.5 million remaining under the board of directors authorized share repurchase program, which does not reflect the additional $100.0 million authorization approved by RGA’s board of director’s in July 2013.

14.	New Accounting Standards

Changes to the general accounting principles are established by the FASB in the form of accounting standards updates to the FASB Accounting Standards Codification™. Accounting standards updates not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s consolidated financial statements.

Adoption of New Accounting Standards

Basis of Presentation

In December 2011, the FASB amended the general accounting principles for Balance Sheet as it relates to the disclosures about offsetting assets and liabilities. The amendment requires disclosures about the Company’s rights of offset and related arrangements associated with its financial instruments and derivative instruments. This amendment also requires the disclosure of both gross and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. In January 2013, the FASB amended the general accounting principles for Balance Sheet as it relates to the disclosures about offsetting assets and liabilities. This amendment clarifies that the scope of the Balance Sheet amendment made in December 2011 applies only to derivatives, including bifurcated embedded derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions that are either offset or subject to an enforceable master netting agreement or a similar agreement. These amendments are effective for interim and annual reporting periods beginning on or after January 1, 2013. The Company adopted these amendments and the required disclosures are provided in Note 5 — “Derivative Instruments”.

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

Future Adoption of New Accounting Standards

Income Taxes

In July 2013, the FASB amended the general accounting principles for Income Taxes as it relates to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This amendment clarifies that an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and not combined with deferred tax assets. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this amendment is not expected to have an impact on the Company’s condensed consolidated financial statements.

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

The Company is primarily engaged in the reinsurance of individual and group coverages for traditional life and health, longevity, disability, annuity and critical illness products, and financial reinsurance. RGA and its predecessor, the Reinsurance Division of General American Life Insurance Company, a Missouri life insurance company, have been engaged in the business of life reinsurance since 1973. Approximately 66.3% of the Company’s 2012 net premiums were from its operations in North America, represented by its U.S. and Canada segments.

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

The Company’s long-term profitability primarily depends on the volume and amount of death and health-related claims incurred and the ability to adequately price the risks assumed. While death claims are reasonably predictable over a period of many years, claims become less predictable over shorter periods and are subject to significant fluctuation from quarter to quarter and year to year. The maximum amount of individual life coverage the Company retains per life varies by market and can be as high as $8.0 million. In certain limited situations the Company has retained more than $8.0 million per individual life. Exposures in excess of these retention amounts are typically retroceded to retrocessionaires; however, the Company remains fully liable to the ceding company for the entire amount of risk it assumes. The Company believes its sources of liquidity are sufficient to cover potential claims payments on both a short-term and long-term basis.

The Company has five geographic-based or function-based operational segments, each of which is a distinct reportable segment: U.S., Canada, Europe & South Africa, Asia Pacific and Corporate and Other. The U.S. operations provide traditional life, long-term care, group life and health reinsurance, annuity and financial reinsurance products. The Canada operations reinsure traditional life products as well as creditor reinsurance, group life and health reinsurance, non-guaranteed critical illness products and longevity reinsurance. Europe & South Africa operations include a variety of life and health products, critical illness and longevity business throughout Europe and in South Africa, in addition to other markets the Company is developing. The principle types of reinsurance in Asia Pacific include life, critical illness, health, disability, superannuation and financial reinsurance. Corporate and Other includes results from, among others, RGA Technology Partners, Inc. (“RTP”), a wholly-owned subsidiary that develops and markets technology solutions for the insurance industry, interest expense related to debt and the investment income and expense associated with the Company’s collateral finance facility. The Company measures segment performance based on profit or loss from operations before income taxes.

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

Results of Operations

Consolidated

Consolidated income before income taxes decreased $290.7 million, or 134.6%, and $192.6 million, or 48.6%, for the three and six months ended June 30, 2013, as compared to the same periods in 2012. The decrease in income before income taxes for the second quarter of 2013 was primarily due to a significant loss in the Asia Pacific segment partially offset by increased investment related gains and higher investment income. The loss in the Asia Pacific segment reflects an increase in Australian group claims liabilities related to total and permanent disability coverage and disability income benefits as well as poor claims experience in the Australian operation’s individual lump sum and individual disability businesses. The decrease in income before income taxes for the first six months of 2013 was primarily due to the aforementioned loss in the Asia Pacific segment related to the Australian operations partially offset by an increase in investment related gains, higher investment income and the recognition in other revenues of gains on the repurchase of collateral finance facility securities of $46.5 million. The increase in investment related gains in the second quarter and first six months reflects a favorable change in the value of embedded derivatives within the U.S. segment. The effect of tightening credit spreads in the U.S. markets generated an increase in revenue related to embedded derivatives to a greater extent in the first six months of 2013 than 2012. Foreign currency fluctuations relative to the prior year favorably affected income before income taxes by approximately $14.4 million and $12.2 million for the second quarter and first six months of 2013, respectively, as compared to the same periods in 2012.

The Company recognizes in consolidated income, any changes in the value of embedded derivatives on modco or funds withheld treaties, equity-indexed annuity treaties (“EIAs”) and variable annuity products. The change in the value of embedded derivatives related to reinsurance treaties written on a modco or funds withheld basis are subject to the general accounting principles for derivatives and hedging related to embedded derivatives. The unrealized gains and losses associated with these embedded derivatives, after adjustment for deferred acquisition costs, increased income before income taxes by $25.4 million and $55.7 million in the second quarter and first six months of 2013, respectively, as compared to the same periods in 2012. Changes in risk-free rates used in the fair value estimates of embedded derivatives associated with EIAs affect the amount of unrealized gains and losses the Company recognizes. The unrealized gains and losses associated with EIAs, after adjustment for deferred acquisition costs and retrocession, increased income before income taxes by $14.5 million and $19.5 million in the second quarter and first six months of 2013, respectively, as compared to the same periods in 2012. The change in the Company’s liability for variable annuities associated with guaranteed minimum living benefits affects the amount of unrealized gains and losses the Company recognizes. The unrealized gains and losses associated with guaranteed minimum living benefits, after adjustment for deferred acquisition costs, increased income before income taxes by $69.6 million and $65.2 million in the second quarter and first six months of 2013, respectively, as compared to the same periods in 2012.

The combined changes in these three types of embedded derivatives, after adjustment for deferred acquisition costs and retrocession, resulted in an increase of approximately $109.5 million and approximately $140.4 million in consolidated income before income taxes in the second quarter and first six months of 2013, respectively, as compared to the same periods in 2012. These fluctuations do not affect current cash flows, crediting rates or spread performance on the underlying treaties. Therefore, management believes it is helpful to distinguish between the effects of changes in these embedded derivatives, net of related hedging activity, and the primary factors that drive profitability of the underlying treaties, namely investment income, fee income, and interest credited.

Consolidated net premiums increased $84.5 million, or 4.3%, and $200.7 million, or 5.3%, for the three and six months ended June 30, 2013, as compared to the same periods in 2012, primarily due to growth in life reinsurance partially offset by foreign currency fluctuations. Foreign currency fluctuations unfavorably affected net premiums by approximately $21.2 million and $40.8 million for the three and six months ended June 30, 2013, as compared to the same periods in 2012. Consolidated assumed insurance in force increased to $2,823.8 billion as of June 30, 2013 from $2,782.3 billion as of June 30, 2012 due to new business production. Foreign currency fluctuations negatively affected the increase in assumed life insurance in force from June 30, 2012 by $77.4 billion. The Company added new business production, measured by face amount of insurance in force, of $104.0 billion and $86.8 billion during the second quarter of 2013 and 2012, respectively, and $199.9 billion and $205.3 billion during the first six months of 2013 and 2012, respectively. Management believes industry consolidation and the established practice of reinsuring mortality risks should continue to provide opportunities for growth, albeit at rates less than historically experienced in some markets.

Consolidated investment income, net of related expenses, increased $115.9 million, or 35.3%, and $200.1 million, or 29.9%, for the three and six months ended June 30, 2013, as compared to the same periods in 2012. The increases are primarily due to the increase in market value changes related to the Company’s funds withheld at interest investment associated with the reinsurance of certain EIAs which contributed to the increases in investment income by $92.9 million and 113.7 million in the second quarter and first six months of 2013, respectively. The effect on investment income of the EIAs market value changes is substantially offset by a corresponding change in interest credited to policyholder account balances resulting in an insignificant effect on net income. In addition, investment income associated with a large fixed annuity transaction executed in the second quarter of 2012 contributed $15.4 million and $68.9 million to the increase in the second quarter and first six months of 2013, respectively. The increase also reflects a larger average invested asset base, excluding funds withheld and other spread business, somewhat offset by lower effective investment portfolio yields. Average invested assets at amortized cost, excluding funds withheld and other spread business, for the six months ended June 30, 2013 totaled $17.9 billion, a 9.8% increase over June 30, 2012. The average yield earned on investments, excluding funds withheld and other spread business, was 4.77% and 5.06% for the second quarter of 2013 and 2012, respectively, and 4.80% and 5.06% for the six months ended June 30, 2013 and 2012, respectively. The average yield will vary from quarter to quarter and year to year depending on a number of variables, including the prevailing interest rate and credit spread environment, changes in the mix of the underlying investments and cash balances, and the timing of dividends and distributions on certain investments. While there was some improvement late in the second quarter of 2013, a continued low interest rate environment in the U.S. and Canada is expected to put downward pressure on this yield in future reporting periods.

Total investment related gains (losses), net reflect a favorable change of $24.4 million and $75.3 million, for the three and six months ended June 30, 2013, as compared to the same periods in 2012. The increases are primarily due to a favorable change in the embedded derivatives related to reinsurance treaties written on a modco or funds withheld basis of $52.2 million and $151.9 million, a favorable change in the embedded derivatives related to guaranteed minimum living benefits of $110.7 million and $15.7 million in the second quarter and first six months of 2013, respectively. Offsetting these increases was a decrease in the fair value of derivatives used to hedge the embedded derivative liabilities associated with guaranteed minimum living benefits of

$134.3 million and $90.9 million in the second quarter and first six months of 2013, respectively. Investment impairments on fixed maturity and equity securities increased by $8.3 million and decreased by $6.3 million in the second quarter and first six months of 2013, respectively. See Note 4 - “Investments” and Note 5 - “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for additional information on the impairment losses and derivatives. Investment income and investment related gains and losses are allocated to the operating segments based upon average assets and related capital levels deemed appropriate to support the segment operations.

The effective tax rate on a consolidated basis was 33.6% and 34.6% for the second quarter of 2013 and 2012, respectively, and 33.4% and 33.3% for the first six months of 2013 and 2012, respectively. The second quarter and first six months of 2013 effective tax rates were lower than the U.S. statutory rate of 35.0% primarily as a result of income in non-U.S. jurisdictions with lower tax rates than the U.S., differences in tax basis in foreign jurisdictions, and the establishment of a valuation allowance on a portion of Australia’s deferred tax asset. The second quarter and first six months of 2012 effective tax rate was lower than the U.S. statutory rate of 35.0% primarily as a result of income in non-U.S. jurisdictions with lower tax rates than the U.S. and differences in tax basis in foreign jurisdictions offset by a tax accrual of $2.1 million related to business extender provisions that the U.S. Congress did not pass prior to the end of 2012.

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

Management believes the critical accounting policies relating to the following areas are most dependent on the application of estimates and assumptions:

Deferred acquisition costs;

Liabilities for future policy benefits and incurred but not reported claims;

Valuation of investments and other-than-temporary impairments to specific investments;

Valuation of embedded derivatives; and

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

For the three months ended June 30, 2013		Non-Traditional

(dollars in thousands)	Traditional	Asset-Intensive	Financial Reinsurance	Total U.S.
Revenues:
Net premiums	$1,124,292	$11,129	$—	$1,135,421
Investment income, net of related expenses	133,259	200,837	819	334,915
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(8,085)	—	—	(8,085)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	(253)	—	—	(253)
Other investment related gains (losses), net	12,038	43,063	(100)	55,001

Total investment related gains (losses), net	3,700	43,063	(100)	46,663
Other revenues	1,144	29,937	16,306	47,387

Total revenues	1,262,395	284,966	17,025	1,564,386

Benefits and expenses:
Claims and other policy benefits	972,739	11,083	—	983,822
Interest credited	13,590	104,263	—	117,853
Policy acquisition costs and other insurance expenses	164,393	97,533	3,602	265,528
Other operating expenses	22,226	2,878	1,636	26,740

Total benefits and expenses	1,172,948	215,757	5,238	1,393,943

Income before income taxes	$89,447	$69,209	$11,787	$170,443

For the three months ended June 30, 2012		Non-Traditional

(dollars in thousands)	Traditional	Asset-Intensive	Financial Reinsurance	Total U.S.
Revenues:
Net premiums	$1,082,400	$3,355	$—	$1,085,755
Investment income (loss), net of related expenses	133,652	95,957	179	229,788
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(1,822)	—	—	(1,822)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	162	—	—	162
Other investment related gains (losses), net	2,449	12,468	32	14,949

Total investment related gains (losses), net	789	12,468	32	13,289
Other revenues	401	29,254	11,734	41,389

Total revenues	1,217,242	141,034	11,945	1,370,221

Benefits and expenses:
Claims and other policy benefits	934,807	5,102	—	939,909
Interest credited	14,555	51,926	—	66,481
Policy acquisition costs and other insurance expenses (income)	150,958	46,597	704	198,259
Other operating expenses	20,586	2,807	1,593	24,986

Total benefits and expenses	1,120,906	106,432	2,297	1,229,635

Income before income taxes	$96,336	$34,602	$9,648	$140,586

For the six months ended June 30, 2013		Non-Traditional

(dollars in thousands)	Traditional	Asset-Intensive	Financial Reinsurance	Total U.S.
Revenues:
Net premiums	$2,170,341	$14,967	$—	$2,185,308
Investment income, net of related expenses	265,548	380,206	1,416	647,170
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(8,247)	—	—	(8,247)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	(253)	—	—	(253)
Other investment related gains (losses), net	19,497	131,647	(66)	151,078

Total investment related gains (losses), net	10,997	131,647	(66)	142,578
Other revenues	1,673	58,818	29,103	89,594

Total revenues	2,448,559	585,638	30,453	3,064,650

Benefits and expenses:
Claims and other policy benefits	1,902,419	14,671	—	1,917,090
Interest credited	29,740	213,048	—	242,788
Policy acquisition costs and other insurance expenses	304,361	192,196	7,042	503,599
Other operating expenses	45,747	6,991	3,583	56,321

Total benefits and expenses	2,282,267	426,906	10,625	2,719,798

Income before income taxes	$166,292	$158,732	$19,828	$344,852

For the six months ended June 30, 2012		Non-Traditional

(dollars in thousands)	Traditional	Asset-Intensive	Financial Reinsurance	Total U.S.
Revenues:
Net premiums	$2,103,907	$6,951	$—	$2,110,858
Investment income (loss), net of related expenses	266,069	205,234	343	471,646
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(7,852)	—	—	(7,852)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	(5,745)	—	—	(5,745)
Other investment related gains (losses), net	1,302	53,071	(107)	54,266

Total investment related gains (losses), net	(12,295)	53,071	(107)	40,669
Other revenues	1,404	49,147	20,644	71,195

Total revenues	2,359,085	314,403	20,880	2,694,368

Benefits and expenses:
Claims and other policy benefits	1,842,268	7,004	—	1,849,272
Interest credited	29,609	124,676	—	154,285
Policy acquisition costs and other insurance expenses (income)	296,443	105,662	1,474	403,579
Other operating expenses	44,587	5,869	3,445	53,901

Total benefits and expenses	2,212,907	243,211	4,919	2,461,037

Income before income taxes	$146,178	$71,192	$15,961	$233,331

Income before income taxes for the U.S. operations segment increased by $29.9 million, or 21.2%, and $111.5 million, or 47.8%, for the three and six months ended June 30, 2013, as compared to the same periods in 2012. The increase in income before income taxes in the three and six months of 2013 can be largely attributed to the Asset-Intensive segment. The significant increase in income over the prior year for this sub-segment was generated primarily by a large Asset-Intensive transaction completed in the second quarter of 2012, favorable changes in credit spreads on the fair value of embedded derivatives associated with treaties written on a modified coinsurance or funds withheld basis, and favorable returns in the broader equity markets in 2013. Income before income taxes in the Traditional sub-segment also increased in the first six months of 2013, mainly as a result of an increase in investment related gains.

Traditional Reinsurance

The U.S. Traditional sub-segment provides life and health reinsurance to domestic clients for a variety of products through yearly renewable term, coinsurance and modified coinsurance agreements. These reinsurance arrangements may involve either facultative or automatic agreements.

Income before income taxes for the U.S. Traditional sub-segment decreased by $6.9 million, or 7.2%, and increased $20.1 million, or 13.8%, for the three and six months ended June 30, 2013, as compared to the same periods in 2012. The decrease in the second quarter was primarily due to an increase in the acquisition margin combined with lower yield rates. Overall, while the acquisition ratios are expected to remain in a predictable range, they may fluctuate from period to period. The increase in the first six months was primarily due to an increase in investment related gains (losses), net and growth, primarily in the individual health line of business, compared to the same period in 2012.

Net premiums increased $41.9 million, or 3.9%, and $66.4 million, or 3.2%, for the three and six months ended June 30, 2013, as compared to the same periods in 2012. The increase in net premiums was driven largely by growth in the health and group related coverages which contributed $27.5 million and $52.0 million to the increase for the second quarter and first six months of 2013, respectively. This sub-segment added new individual life business production, measured by face amount of insurance in force, of $21.8 billion and $24.2 billion during the second quarters, and $47.4 billion and $109.1 billion during the first six months of 2013 and 2012, respectively. Approximately $42.4 billion of the decrease in the first six months as compared to the same period in 2012 relates to one large in force transaction recorded in the first quarter of 2012.

Net investment income decreased $0.4 million, or 0.3%, and $0.5 million, or 0.2%, for the three and six months ended June 30, 2013, as compared to the same periods in 2012. The decreases are due to lower yield rates offset by an increase in the average invested asset base. Investment related gains (losses), net increased $2.9 million and $23.3 million, for the three and six months ended June 30, 2013, as compared to the same periods in 2012. The increase in the first six months is primarily due to an increase in net investment gains. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.

Claims and other policy benefits as a percentage of net premiums (“loss ratios”) were 86.5% and 86.4% for the second quarter of 2013 and 2012, respectively, and 87.7% and 87.6% for the six months ended June 30, 2013, respectively.

Interest credited expense decreased $1.0 million, or 6.6%, and increased $0.1 million, or 0.4%, for the three and six months ended June 30, 2013, as compared to the same periods in 2012. This expense relates primarily to one treaty in which the related investment income decreased proportionately, resulting in minimal net income impact. Interest credited in this sub-segment relates to amounts credited on cash value products which also have a significant mortality component. Income before income taxes is affected by the spread between the investment income and the interest credited on the underlying products. Interest earned rates and related interest crediting rates are index driven. The spread remained relatively constant in both periods.

Policy acquisition costs and other insurance expenses as a percentage of net premiums were 14.6% and 13.9% for the second quarter of 2013 and 2012, and 14.0% and 14.1% for the six months ended June 30, 2013 and 2012, respectively. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels within coinsurance-type arrangements. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary. Also, the mix of first year coinsurance business versus yearly renewable term business can cause the percentage to fluctuate from period to period.

Other operating expenses increased $1.6 million, or 8.0%, and $1.2 million, or 2.6%, for the three and six months ended June 30, 2013, as compared to the same periods in 2012. Other operating expenses, as a percentage of net premiums were 2.0% and 1.9% for the second quarter of 2013 and 2012, and 2.1% for both six month periods ended June 30, 2013 and 2012, respectively.

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

(dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues:
Total revenues	$284,966	$141,034	$585,638	$314,403
Less:
Embedded derivatives – modco/funds withheld treaties	46,326	(4,593)	136,527	(13,980)
Guaranteed minimum benefit riders and related free standing derivatives	(7,473)	16,127	(8,513)	66,797

Revenues before certain derivatives	246,113	129,500	457,624	261,586

Benefits and expenses:
Total benefits and expenses	215,757	106,432	426,906	243,211
Less:
Embedded derivatives – modco/funds withheld treaties	26,316	(455)	83,306	(12,857)
Guaranteed minimum benefit riders and related free standing derivatives	(3,034)	10,011	(4,446)	43,481
Equity-indexed annuities	(12,727)	1,793	(19,573)	(43)

Benefits and expenses before certain derivatives	205,202	95,083	367,619	212,630

Income before income taxes:
Income before income taxes	69,209	34,602	158,732	71,192
Less:
Embedded derivatives – modco/funds withheld treaties	20,010	(4,138)	53,221	(1,123)
Guaranteed minimum benefit riders and related free standing derivatives	(4,439)	6,116	(4,067)	23,316
Equity-indexed annuities	12,727	(1,793)	19,573	43

Income before income taxes and certain derivatives	$40,911	$34,417	$90,005	$48,956

Embedded Derivatives - Modco/Funds Withheld Treaties- Represents the change in the fair value of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis. The fair value changes of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in benefits and expenses. Changes in the fair value of the embedded derivative are driven by changes in investment credit spreads, including the Company’s own credit risk. Generally, an increase in investment credit spreads, ignoring changes in the Company’s own credit risk, will have a negative impact on the fair value of the embedded derivative (decrease in income). Changes in fair values of these embedded derivatives are net of an increase (decrease) in revenues of $(0.4) million and $6.3 million for the three months, and $(2.1) million and $(57.2) million for the six months ended June 30, 2013 and 2012, respectively, associated with the Company’s own credit risk. A 10% increase in the Company’s own credit risk rate would have increased revenues for the six months ended June 30, 2013 by approximately $0.1 million. Conversely, a 10% decrease in the Company’s own credit risk rate would have decreased revenues for the six months ended June 30, 2013 by approximately $0.1 million.

In the second quarter of 2013, the change in fair value of the embedded derivative increased revenues by $46.3 million and related deferred acquisition expenses increased benefits and expenses by $26.3 million, for a positive pre-tax income impact of $20.0 million. During the second quarter of 2012, the change in fair value of the embedded derivative decreased revenues by $4.6 million and related deferred acquisition expenses decreased benefits and expenses by $0.5 million, for a negative pre-tax income impact of $4.1 million. In the first six months of 2013, the change in fair value of the embedded derivative increased revenues by $136.5 million and related deferred acquisition expenses increased benefits and expenses by $83.3 million, for a positive pre-tax income impact of $53.2 million. During the first six months of 2012, the change in fair value of the embedded derivative decreased revenues by $14.0 million and related deferred acquisition expenses decreased benefits and expenses by $12.9 million, for a negative pre-tax income impact of $1.1 million.

Guaranteed Minimum Benefit Riders- Represents the impact related to guaranteed minimum benefits associated with the Company’s reinsurance of variable annuities. The fair value changes of the guaranteed minimum benefits along with the changes in fair value of the free standing derivatives purchased by the Company to partially hedge the liability are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in expenses. Changes in fair values of these embedded derivatives are net of an increase (decrease) in revenues of $(0.2) million and $14.6 million for the three months, and $(4.9) million and $51.6 million for the six months ended June 30, 2013 and 2012, respectively, associated with the Company’s own credit risk. A 10% increase in the Company’s own credit risk rate would have increased revenues for the six months ended June 30, 2013 by approximately $1.2 million. Conversely, a 10% decrease in the Company’s own credit risk rate would have decreased revenues for the six months ended June 30, 2013 by approximately $1.2 million.

In the second quarter of 2013, the change in the fair value of the guaranteed minimum benefits, after allowing for changes in the associated free standing derivatives, decreased revenues by $7.5 million and deferred acquisition expenses decreased benefits and expenses by $3.0 million for a negative pre-tax income impact of $4.4 million. In the second quarter of 2012, the change in the fair value of the guaranteed minimum benefits after allowing for changes in the associated free standing derivatives increased revenues by $16.1 million and deferred acquisition expenses increased benefits and expenses by $10.0 million for a positive pre-tax income impact of $6.1 million. In the first six months of 2013, the change in the fair value of the guaranteed minimum benefits, after allowing for changes in the associated free standing derivatives, decreased revenues by $8.5 million and deferred acquisition expenses decreased benefits and expenses by $4.4 million for a negative pre-tax income impact of $4.1 million. In the first six months of 2012, the change in the fair value of the guaranteed minimum benefits after allowing for changes in the associated free standing derivatives increased revenues by $66.8 million and deferred acquisition expenses increased benefits and expenses by $43.5 million for a positive pre-tax income impact of $23.3 million.

Equity-Indexed Annuities- Represents the impact of changes in the benchmark rate on the calculation of the fair value of embedded derivative liabilities associated with equity-indexed annuities, after adjustments for related deferred acquisition expenses. In the second quarter of 2013 and 2012, expenses decreased $12.7 million and increased $1.8 million, respectively. In the first six months of 2013 and 2012, expenses decreased $19.6 million and less than $0.1 million, respectively.

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

Discussion and analysis before certain derivatives:

The increase in income before income taxes and certain derivatives of $6.5 million and $41.0 million in the second quarter and first six months of 2013, as compared to the same periods in 2012, was primarily due to a large coinsurance agreement entered into in the second quarter of 2012. This increase was partially offset, particularly in the second quarter compared to 2012 by the net impact of investment related gains (losses) and corresponding changes in DAC related to capital gains (losses) in the funds withheld portfolios, as significant net gains were taken in 2012 compared to net losses in 2013. Funds withheld capital gains and losses are reported through investment income.

The increase in revenue before certain derivatives of $116.6 million and $196.0 million in the second quarter and first six months of 2013, as compared to the same periods in 2012, was driven by a combination of changes in investment income related to equity options held in a funds withheld portfolio associated with equity-indexed annuity treaties and an increase in investment income attributed to the new coinsurance agreement mentioned above. The effect on investment income related to equity options is substantially offset by a corresponding change in interest credited expense.

The increase in benefits and expenses before certain derivatives of $110.1 million and $155.0 million in the second quarter and first six months of 2013, as compared to the same periods in 2012, was driven by a combination of changes in interest credited related to equity options held in funds withheld portfolio associated with equity-indexed annuity treaties and an increase in interest credited attributed to the new coinsurance agreement mentioned above. The effect on interest credited related to equity options is substantially offset by a corresponding change in investment income.

The average invested asset base supporting this sub-segment decreased to $11.2 billion in the second quarter of 2013 from $11.6 billion in the second quarter of 2012. The decrease in the asset base was due primarily to one large closed-block transaction in which the business is beginning to run-off. As of June 30, 2013, $4.3 billion of the invested assets were funds withheld at interest, of which 94.4% is associated with one client.

Financial Reinsurance

U.S. Financial Reinsurance sub-segment income before income taxes consists primarily of net fees earned on financial reinsurance transactions. Financial reinsurance risks are assumed by the U.S. segment and a portion is retroceded to other insurance companies or brokered business in which the Company does not participate in the assumption of risk. The fees earned from financial reinsurance contracts and brokered business are reflected in other revenues, and the fees paid to retrocessionaires are reflected in policy acquisition costs and other insurance expenses.

Income before income taxes increased $2.1 million, or 22.2%, and $3.9 million, or 24.2%, for the three and six months ended June 30, 2013, as compared to the same periods in 2012. The increase in the second quarter of 2013 was the result of additional surplus relief provided as compared to the same period in 2012. At June 30, 2013 and 2012, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial structures was $3.1 billion and $2.1 billion, respectively. The increase was primarily due to a number of new transactions entered into in the last half of 2012 and the first half of 2013. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and therefore can fluctuate from period to period.

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

(dollars in thousands)	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Revenues:
Net premiums	$239,633	$221,167	$482,904	$439,377
Investment income, net of related expenses	51,642	46,242	102,197	95,142
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	—	—	—	—
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	—	—	—
Other investment related gains (losses), net	3,748	5,625	6,803	14,168

Total investment related gains (losses), net	3,748	5,625	6,803	14,168
Other revenues	302	3,205	510	3,175

Total revenues	295,325	276,239	592,414	551,862

Benefits and expenses:
Claims and other policy benefits	196,584	184,857	386,282	345,482
Interest credited	6	—	18	—
Policy acquisition costs and other insurance expenses	52,134	47,476	112,966	97,761
Other operating expenses	10,942	8,876	21,181	18,526

Total benefits and expenses	259,666	241,209	520,447	461,769

Income before income taxes	$35,659	$35,030	$71,967	$90,093

Income before income taxes increased by $0.6 million, or 1.8%, and decreased $18.1 million, or 20.1%, for the three and six months ended June 30, 2013, as compared to the same periods in 2012. The decrease in income in the first six months of 2013 was primarily due to better traditional individual life mortality experience in the prior year and a decrease of $7.4 million in net investment related gains. In addition, the first six months of 2012 included $6.3 million of income from the recapture of a previously assumed block of individual life business recognized in the first quarter of 2012. A weaker Canadian dollar resulted in a decrease in income before income taxes of $0.6 million and $1.1 million for the second quarter and first six months of 2013, respectively, as compared to the same periods in 2012.

Net premiums increased $18.5 million, or 8.3%, and $43.5 million, or 9.9%, for the three and six months ended June 30, 2013, as compared to the same periods in 2012. Premiums increased in the second quarter and first six months of 2013 due to new business from both new and existing treaties. Excluding the impact of foreign currency exchange, reinsurance in force at June 30, 2013 increased 6.5% over June 30, 2012. Also contributing to the increase in net premiums is an increase in premiums from creditor treaties of $3.4 million and $20.1 million for the second quarter and first six months of 2013, as compared to the same periods in 2012. Foreign currency exchange fluctuation in the Canadian dollar resulted in a decrease in net premiums of approximately $3.1 million and $4.7 million for the second quarter and first six months of 2013, respectively, as compared to the same periods in 2012. Premium levels can be significantly influenced by currency fluctuations, large transactions, mix of business and reporting practices of ceding companies and therefore may fluctuate from period to period.

Net investment income increased $5.4 million, or 11.7%, and $7.1 million, or 7.4%, for the three and six months ended June 30, 2013, as compared to the same periods in 2012. The increase in investment income, excluding the impact of foreign currency exchange, was mainly the result of an increase in the allocated asset base due to growth in the underlying business volume, offset by a lower investment yield. Foreign currency exchange fluctuation in the Canadian dollar resulted in a decrease to net investment income of approximately $0.7 million and $1.1 million in the second quarter and first six months of 2013, respectively, as compared to the same periods in 2012. Investment income and investment related gains and losses are allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.

Other revenues decreased by $2.9 million, or 90.6%, and $2.7 million, or 83.9%, for the three and six months ended June 30, 2013, as compared to the same periods in 2012. These decreases were primarily due to $3.3 million fees earned in the prior year from the recapture of a previously assumed block of individual life business.

Loss ratios for this segment were 82.0% and 83.6% for the second quarter of 2013 and 2012, and 80.0% and 78.6%, for the six months ended June 30, 2013 and 2012, respectively. Excluding creditor business, loss ratios for this segment were 94.5% and 95.5% for the second quarter of 2013 and 2012, respectively, and 93.9% and 89.7% for the six months ended June 30, 2013 and 2012, respectively. The increase in the loss ratio for the first six months of 2013 is due to better than expected traditional individual life mortality experience in the prior year compared to the current year.

Policy acquisition costs and other insurance expenses as a percentage of net premiums were 21.8% and 21.5% for the second quarter of 2013 and 2012, and 23.4% and 22.2% for the six months ended June 30, 2013 and 2012, respectively. Policy acquisition costs and other insurance expenses as a percentage of net premiums for traditional individual life business were 12.3% and 12.1% for the second quarter of 2013 and 2012, and 12.6% and 13.4% for the six months ended June 30, 2013 and 2012, respectively. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels and product mix. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary.

Other operating expenses increased by $2.1 million, or 23.3%, and $2.7 million, or 14.3%, for the three and six months ended June 30, 2013, as compared to the same periods in 2012. Other operating expenses as a percentage of net premiums were 4.6% and 4.0% for the second quarter of 2013 and 2012, and 4.4% and 4.2% for the six months ended June 30, 2013 and 2012 respectively.

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

(dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues:
Net premiums	$319,375	$310,075	$643,283	$602,846
Investment income, net of related expenses	14,457	11,248	26,681	22,579
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	—	—	—	—
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	—	—	—
Other investment related gains (losses), net	470	1,156	2,280	3,138

Total investment related gains (losses), net	470	1,156	2,280	3,138
Other revenues	4,608	1,464	5,895	3,717

Total revenues	338,910	323,943	678,139	632,280

Benefits and expenses:
Claims and other policy benefits	283,230	263,992	567,145	525,476
Policy acquisition costs and other insurance expenses	11,753	13,550	23,487	28,602
Other operating expenses	28,109	26,810	54,304	52,005

Total benefits and expenses	323,092	304,352	644,936	606,083

Income before income taxes	$15,818	$19,591	$33,203	$26,197

Income before income taxes decreased by $3.8 million, or 19.3%, and increased $7.0 million, or 26.7%, for the three and six months ended June 30, 2013, as compared to the same periods in 2012. The decrease in income before income taxes for the second quarter was primarily due to higher mortality claims in the UK. The increase in income before income taxes for the first six months was primarily due to increased business volumes partially offset by unfavorable claims experience. Unfavorable foreign currency exchange fluctuations contributed to the decrease in income before income taxes totaling $1.0 million and $1.9 million for the second quarter and first six months of 2013, respectively, as compared to the same periods in 2012.

Net premiums increased $9.3 million, or 3.0%, and $40.4 million, or 6.7%, for the three and six months ended June 30, 2013, as compared to the same periods in 2012. Net premiums increased as a result of new business from both new and existing treaties including an increase associated with reinsurance of longevity risk in the UK of $2.2 million and $24.0 million in the second quarter and first six months of 2013, respectively. During 2013, there were unfavorable foreign currency exchange fluctuations, particularly with the British pound and the South African rand weakening against the U.S. dollar which decreased net premiums by approximately $10.0 million and $19.9 million in the second quarter and first six months of 2013, respectively, as compared to the same periods in 2012.

A portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage, primarily in the UK. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Net premiums earned from this coverage totaled $63.1 million and $62.0 million in the second quarter of 2013 and 2012, respectively, and $126.8 million and $123.5 million for the six months ended June 30, 2013 and 2012, respectively. Premium levels can be significantly influenced by currency fluctuations, large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.

Net investment income increased $3.2 million, or 28.5%, and $4.1 million, or 18.2%, for the three and six months ended June 30, 2013, as compared to the same periods in 2012. These increases were primarily due to an increase in the invested asset base. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.

Loss ratios for this segment were 88.7% and 85.1% for the second quarter of 2013 and 2012, and 88.2% and 87.2% for the six months ended June 30, 2013 and 2012, respectively. The increase in the loss ratios is attributable to unfavorable individual life claims experience over the same prior periods primarily in the UK market. Although reasonably predictable over a period of years, claims can be volatile over shorter periods. Management views recent experience as normal short-term volatility that is inherent in the business.

Policy acquisition costs and other insurance expenses as a percentage of net premiums were 3.7% and 4.4% for the second quarter of 2013 and 2012, and 3.7% and 4.7% for the six months ended June 30, 2013 and 2012, respectively. These percentages fluctuate due to timing of client company reporting, variations in the mixture of business and the relative maturity of the business. In addition, as the segment grows, renewal premiums, which have lower allowances than first-year premiums, represent a greater percentage of the total net premiums.

Other operating expenses increased $1.3 million, or 4.8%, and $2.3 million, or 4.4%, for the three and six months ended June 30, 2013, as compared to the same periods in 2012. Other operating expenses as a percentage of net premiums totaled 8.8% and 8.6% for the second quarter of 2013 and 2012, and 8.4% and 8.6% for the six months ended June 30, 2013 and 2012, respectively.

While concerns continue in 2013 relating to the European sovereign debt and European economies, approximately 86.1% of revenues for the segment were earned outside of the eurozone in the second quarter of 2013. Approximately 7.9% of the segment’s revenues were earned in Spain, Italy and Portugal over the same period.

Asia Pacific Operations

The Asia Pacific segment includes operations in Australia, Hong Kong, Japan, Malaysia, Singapore, New Zealand, South Korea, Taiwan and mainland China. The principal types of reinsurance include life, critical illness, disability, superannuation, and financial reinsurance. Superannuation is the Australian government mandated compulsory retirement savings program. Superannuation funds accumulate retirement funds for employees, and, in addition, offer life and disability insurance coverage. Reinsurance agreements may be facultative or automatic agreements covering primarily individual risks and in some markets, group risks.

(dollars in thousands)	Three months ended June 30,		Six months ended June 30,

	2013	2012	2013	2012
Revenues:
Net premiums	$340,466	$331,945	$704,070	$657,295
Investment income, net of related expenses	21,402	20,711	43,483	43,289
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	—	—	—	—
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	—	—	—
Other investment related gains (losses), net	(4,156)	968	(8,621)	5,317

Total investment related gains (losses), net	(4,156)	968	(8,621)	5,317
Other revenues	10,461	24,109	18,210	31,517

Total revenues	368,173	377,733	757,142	737,418

Benefits and expenses:
Claims and other policy benefits	567,050	236,733	848,995	485,353
Interest credited	274	216	585	454
Policy acquisition costs and other insurance expenses	60,163	89,996	122,226	140,843
Other operating expenses	31,134	26,929	61,266	54,842
Interest expense	—	—	—	—

Total benefits and expenses	658,621	353,874	1,033,072	681,492

Income (loss) before income taxes	$(290,448)	$23,859	$(275,930)	$55,926

Income before income taxes decreased by $314.3 million and $331.9 million for the three and six months ended June 30, 2013, as compared to the same periods in 2012. The decrease in income before income taxes in the second quarter and first six months is primarily due to a $274.1 million increase in Australian group claims liabilities related to total and permanent disability coverage and disability income benefits, as discussed further below, as well as poor claims experience in the Australian operation’s individual lump sum and individual disability businesses. Other operations in this segment reported results in line with management’s expectations. In total, the Australia operation reported a loss before income taxes of $300.3 million for the second quarter of 2013, while the other operations in this segment reported income before income taxes of $9.9 million for the same period. Additionally, foreign currency exchange fluctuations resulted in an increase to income before income taxes totaling approximately $16.1 million and $15.2 million for the second quarter and first six months of 2013, respectively, as compared to the same periods in 2012.

Net premiums increased $8.5 million, or 2.6%, and $46.8 million, or 7.1%, for the three and six months ended June 30, 2013, as compared to the same periods in 2012. Premiums in the second quarter and first six months of 2013 increased mainly in Hong Kong and South East Asia, and Australia with new treaties and growth in existing treaties, partially offset by a decrease in premiums in Japan and South Korea. Unfavorable changes in Asia Pacific segment currencies resulted in a decrease in net premiums of approximately $8.1 million and $16.2 million for the second quarter and first six months of 2013, respectively, as compared to the same periods in 2012.

A portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Reinsurance of critical illness in the Asia Pacific segment is offered primarily in South Korea, Australia and Hong Kong. Net premiums earned from this coverage totaled $51.2 million and $46.7 million in the second quarter of 2013 and 2012, respectively, and $105.8 million and $87.0 million for the first six months ended June 30, 2013 and 2012, respectively. Premium levels can be significantly influenced by currency fluctuations, large transactions and reporting practices of ceding companies and can fluctuate from period to period.

Net investment income increased $0.7 million, or 3.3%, and $0.2 million, or 0.4%, for the three and six months ended June 30, 2013, as compared to the same periods in 2012. These increases can be primarily attributed to an increase in the invested asset base largely offset by lower investment yields. Offsetting these increases were unfavorable changes in foreign currency exchange fluctuations of $0.6 million and $1.2 million for the second quarter and first six months of 2013, respectively, as compared to the same periods in 2012. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.

Other revenues decreased by $13.6 million, or 56.6%, and $13.3 million, or 42.2%, for the three and six months ended June 30, 2013, as compared to the same periods in 2012. These decreases in other revenues relate to a transaction with a client in Australia which resulted in a one-time fee of $12.2 million recognized in the second quarter of 2012. The transaction did not have a significant impact on income before taxes because the amount was offset by additional amortization of deferred acquisition costs, net of the release of reserves. At June 30, 2013 and 2012, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures was $1.8 billion and $2.5 billion, respectively. The decrease was primarily due to several financial reinsurance agreements, which are performing as expected, where the amount of reinsurance assumed from the client decreases over time. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and, therefore, can fluctuate from period to period.

Loss ratios for this segment were 166.6% and 71.3% for the second quarter of 2013 and 2012, and 120.6% and 73.8% for the six months ended June 30, 2013 and 2012, respectively. The increase in the loss ratios is primarily due to a $274.1 million increase in Australian group claims liabilities as well as poor claims experience in the Australian operation’s individual lump sum and individual disability businesses. The increase in liabilities is reflected in the table above in claims and other policy benefits. Excluding the Australia operation, loss ratios for this segment were 76.5% and 78.1% for the three and six months ended June 30, 2013, respectively. Excluding Australia, loss ratios for this segment were in line with management’s expectations.

The largest portion of the Australian liability increase relates to group total and permanent disability coverage, and to a lesser extent, group disability income benefits. Even though these group contracts are typically only three years in duration, the increase in loss ratios to this extent, compared to pricing, has created the need for this significant increase in claims liabilities. The Company completed a comprehensive claims analysis in the second quarter of 2013 that indicated an increase in claim incidences as well as an increase in claim lags throughout the claim reporting process and the additional liabilities reflect potential additional deterioration in the projection of future claims development. The Company believes a number of factors in the current Australian market are leading to a significant rise in claim levels and reporting lags and the Company is working with the ceding companies to better manage this business. The Company has suspended all quoting activity in the Australian group total and permanent disability market indefinitely. Group premiums recognized in Australia for all group coverage types, including total and permanent disability, were $91.3 million and $186.3 million for the three and six months ended June 30, 2013, respectively, and $369.1 million for the year ended December 31, 2012.

Policy acquisition costs and other insurance expenses as a percentage of net premiums were 17.7% and 27.1% for the second quarter of 2013 and 2012, and 17.4% and 21.4% for the first six months ended June 30, 2013 and 2012, respectively. The ratio of policy acquisition costs and other insurance expenses as a percentage of net premiums should generally decline as the business matures; however, the percentage does fluctuate periodically due to timing of client company reporting and variations in the mixture of business. Additionally, the prior year figure was affected by the aforementioned transaction with an Australian client.

Other operating expenses increased $4.2 million, or 15.6%, and $6.4 million, or 11.7%, for the three and six months ended June 30, 2013, as compared to the same periods in 2012. Other operating expenses as a percentage of net premiums totaled 9.1% and 8.1% for the second quarter of 2013 and 2012 and 8.7% and 8.3% for the first six months ended June 30, 2013 and 2012, respectively. The timing of premium flows and the level of costs associated with the entrance into and development of new markets in the growing Asia Pacific segment may cause other operating expenses as a percentage of net premiums to fluctuate over periods of time.

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

(dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues:
Net premiums	$261	$1,719	$(716)	$3,767
Investment income, net of related expenses	21,818	20,345	49,834	36,618
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(1,718)	(137)	(1,758)	(1,714)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	(53)	—	(53)	(1,314)
Other investment related gains (losses), net	3,289	2,900	1,385	7,057

Total investment related gains (losses), net	1,518	2,763	(426)	4,029
Other revenues	251	2,790	50,707	8,386

Total revenues	23,848	27,617	99,399	52,800

Benefits and expenses:
Claims and other policy benefits	(112)	(45)	(28)	12
Interest credited	212	—	437	—
Policy acquisition costs and other insurance expenses (income)	(19,073)	(13,342)	(34,416)	(27,212)
Other operating expenses	16,483	17,940	39,837	36,365
Interest expenses	29,918	23,360	58,404	46,682
Collateral finance facility expense	2,650	2,878	5,188	5,845

Total benefits and expenses	30,078	30,791	69,422	61,692

Income (loss) before income taxes	$(6,230)	$(3,174)	$29,977	$(8,892)

Income before income taxes decreased by $3.1 million, or 96.3%, and increased by $38.9 million, or 437.1%, for the three and six months ended June 30, 2013, as compared to the same periods in 2012. The decrease for the second quarter is primarily due to a $2.5 million decrease to other revenue and an increase in interest expense of $6.6 million partially offset by a decrease in policy acquisition costs and other insurance expenses of $5.7 million. The increase for the first six months is primarily due to a $42.3 million increase to other revenue partially offset by an increase in interest expense of $11.7 million.

Total revenues decreased by $3.8 million and increased by $46.6 million for the three and six months ended June 30, 2013, as compared to the same periods in 2012. The decrease for the second quarter is primarily due to a $2.5 million decrease to other revenue related to a decrease in foreign currency gain (loss). The increase for the first six months was largely due to a $46.5 million gain on repurchase of collateral finance facility securities in the first quarter of 2013. Additionally, there was a $13.2 million increase in investment income mainly due to a higher investment yield, primarily on limited partnership investments, in addition to growth in the invested asset base.

Total benefits and expenses decreased by $0.7 million, or 2.3%, and increased $7.7 million, or 12.5%, for the three and six months ended June 30, 2013, as compared to the same periods in 2012. The decrease in the second quarter was primarily due to a decrease of $5.7 million in policy acquisition costs and other insurance expenses primarily related to the offset to capital charges allocated to the operating segments and a reduction in other operating expenses of $1.5 million, largely offset by a $6.6 million increase in interest expense due to a higher level of outstanding debt. The increase in the first six months of 2013 was primarily due to an increase in interest expense of $11.7 million, as a result of a higher level of outstanding debt, and an increase in other operating expenses of $3.5 million primarily relating to employee compensation, partially offset by a $7.2 million decrease in policy acquisition and other insurance expenses primarily related to the offset to capital charges allocated to the operating segments.

Liquidity and Capital Resources

Current Market Environment

The current interest rate environment in select markets, primarily the U.S., is negatively affecting the Company’s earnings. The average investment yield, excluding funds withheld and other spread business, has decreased 26 basis points for the six months ended June 30, 2013 as compared to the same period in 2012. In addition, the Company’s insurance liabilities, in particular its annuity products, are sensitive to changing market factors. Results of operations in the first six months of 2013 compared to the same period in 2012 include favorable changes in the value of embedded derivatives. The effect of tightening credit spreads in the U.S. markets generated an increase in revenue related to embedded derivatives to a greater extent in the first six months of 2013 than 2012. However, rising interest rates late in the second quarter of 2013 have reduced gross unrealized gains on fixed maturity and equity securities available-for-sale, which were $1,838.2 million and $2,487.0 million at June 30, 2013 and 2012, respectively. Gross unrealized losses totaled $310.7 million and $196.3 million at June 30, 2013 and 2012, respectively.

The Company continues to be in a position to hold any investment security showing an unrealized loss until recovery, provided it remains comfortable with the credit of the issuer. As indicated above, gross unrealized gains on investment securities of $1,838.2 million are well in excess of gross unrealized losses of $310.7 million as of June 30, 2013. Historically low interest rates continued to put pressure on the Company’s investment yield. In January 2012, U.S. Federal Reserve officials indicated that economic conditions in the U.S. would likely warrant exceptionally low federal funds rate through 2014. The Company does not rely on short-term funding or commercial paper and to date it has experienced no liquidity pressure, nor does it anticipate such pressure in the foreseeable future.

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

The Holding Company

RGA is an insurance holding company whose primary uses of liquidity include, but are not limited to, the immediate capital needs of its operating companies, dividends paid to its shareholders, repurchase of common stock and interest payments on its indebtedness. RGA recognized interest expense of $77.4 million and $65.6 million for the six months ended June 30, 2013 and 2012, respectively. RGA made capital contributions to subsidiaries of $17.0 million and $0.8 million for the six months ended June 30, 2013 and 2012, respectively. Dividends to shareholders were $35.2 million and $26.5 million for the six months ended June 30, 2013 and 2012, respectively. There were no principal payments on RGA’s debt for the six months ended June 30, 2013 and 2012. The primary sources of RGA’s liquidity include proceeds from its capital raising efforts, interest income on undeployed corporate investments, interest income received on surplus notes with its subsidiaries and dividends from operating subsidiaries. RGA recognized interest and dividend income of $51.2 million and $40.8 million for the six months ended June 30, 2013 and 2012, respectively. There was no issuance of unaffiliated long-term debt for the six months ended June 30, 2013 and 2012. Net proceeds from affiliated long-term debt issuance were $120.0 million for the six months ended June 30, 2013. There was no issuance of unaffiliated long-term debt for the six months ended June 2012. As the Company continues its business operations, RGA will continue to be dependent upon these sources of liquidity. As of June 30, 2013 and December 31, 2012, RGA held $497.1 million and $722.3 million, respectively, of cash and cash equivalents, short-term and other investments and fixed maturity investments.

RGA, through wholly-owned subsidiaries, has committed to provide statutory reserve support to third-parties, in exchange for a fee, by funding loans if certain defined events occur. Such statutory reserves are required under the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX for term life insurance policies and Regulation A-XXX for universal life secondary guarantees). The third-parties have recourse to RGA should the subsidiary fail to provide the required funding, however, as of June 30, 2013, the Company does not believe that it will be required to provide any funding under these commitments as the occurrence of the defined events is considered remote. The following table presents information about these commitments (dollars in millions):

Commitment Period	Maximum Potential Obligation
2033	$ 350.0
2035	560.0

RGA has established an intercompany revolving credit facility where certain subsidiaries can lend to or borrow from each other and from RGA in order to manage capital and liquidity more efficiently. The intercompany revolving credit facility, which is a series of demand loans among RGA and its affiliates, is permitted under applicable insurance laws. This facility reduces overall borrowing costs by allowing RGA and its operating companies to access internal cash resources instead of incurring third-party transaction costs. The statutory borrowing and lending limit for RGA’s Missouri-domiciled insurance subsidiaries is currently 3% of the insurance company’s admitted assets as of its most recent year-end. There was $138.0 million outstanding under the intercompany revolving credit facility as of June 30, 2013 and none as of December 31, 2012. In addition to loans associated with the intercompany revolving credit facility, RGA Capital LLC, a subsidiary of RGA, provided a loan to RGA Australian Holdings Pty Limited, another RGA subsidiary, with an outstanding balance of $27.4 million as of June 30, 2013.

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

In July 2013, the Company’s quarterly dividend was increased to $0.30 per share from $0.24 per share. All future payments of dividends are at the discretion of RGA’s board of directors and will depend on the Company’s earnings, capital requirements, insurance regulatory conditions, operating conditions, and other such factors as the board of directors may deem relevant. The amount of dividends that RGA can pay will depend in part on the operations of its reinsurance subsidiaries. See Note 13 - “Stock Transactions” in the Notes to Condensed Consolidated Financial Statements for information on the Company’s share repurchase program.

Cash Flows

The Company’s net cash flows provided by operating activities for the six months ended June 30, 2013 and 2012 were $805.1 million and $818.3 million, respectively. Cash flows from operating activities are affected by the timing of premiums received, claims paid, and working capital changes. The Company believes the short-term cash requirements of its business operations will be sufficiently met by the positive cash flows generated. Additionally, the Company believes it maintains a high quality fixed maturity portfolio that can be sold, if necessary, to meet the Company’s short- and long-term obligations.

Net cash used in investing activities for the six months ended June 30, 2013 and 2012 was $408.0 million and $784.8 million, respectively. Cash flows from investing activities primarily reflect the sales, maturities and purchases of fixed maturity securities related to the management of the Company’s investment portfolios and the investment of excess cash generated by operating and financing activities. Cash flows from investing activities also include the investment activity related to mortgage loans, policy loans, funds withheld at interest, short-term investments and other invested assets.

Net cash used in financing activities for the six months ended June 30, 2013 and 2012 was $637.2 million and $40.8 million, respectively. Cash flows from financing activities primarily reflects the Company’s capital management efforts, treasury stock activity, dividends to stockholders, changes in collateral for derivative positions and the activity related to universal life and other investment type policies and contracts.

Debt

Certain of the Company’s debt agreements contain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of consolidated net worth, maximum ratios of debt to capitalization and change of control provisions. The Company is required to maintain a minimum consolidated net worth, as defined in the debt agreements, of $2.8 billion, calculated as of the last day of each fiscal quarter. Also, consolidated indebtedness, calculated as of the last day of each fiscal quarter, cannot exceed 35% of the sum of the Company’s consolidated indebtedness plus adjusted consolidated net worth. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the various agreements. Additionally, the Company’s debt agreements contain cross-default covenants, which would make outstanding borrowings immediately payable in the event of a material uncured covenant default under any of the agreements, including, but not limited to, non-payment of indebtedness when due for an amount in excess of $100.0 million, bankruptcy proceedings, or any other event which results in the acceleration of the maturity of indebtedness. As of June 30, 2013 and December 31, 2012, the Company had $1,815.5 million and $1,815.3 million, respectively, in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, and the Company’s ability to raise additional funds. Scheduled repayments of debt over the next five years total $300.0 million, all due in 2017.

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

The Company may borrow up to $850.0 million in cash and obtain letters of credit in multiple currencies on its revolving credit facility that expires in December 2015. As of June 30, 2013, the Company had no cash borrowings outstanding and $94.2 million in issued, but undrawn, letters of credit under this facility. As of June 30, 2013 and December 31, 2012, the average interest rate on short-term and long-term debt outstanding was 5.64% and 5.99%, respectively.

Based on the historic cash flows and the current financial results of the Company, management believes RGA’s cash flows will be sufficient to enable RGA to meet its obligations for at least the next 12 months.

Collateral Finance Facilities

In 2006, RGA’s subsidiary, Timberlake Financial L.L.C. (“Timberlake Financial”), issued $850.0 million of Series A Floating Rate Insured Notes due June 2036 in a private placement. The notes were issued to fund the collateral requirements for statutory reserves required by the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX) on specified term life insurance policies reinsured by RGA Reinsurance and retroceded to Timberlake Reinsurance Company II (“Timberlake Re”). Proceeds from the notes, along with a $112.8 million direct investment by the Company, were deposited into a series of accounts that collateralize the notes and are not available to satisfy the general obligations of the Company. Interest on the notes accrues at an annual rate of 1-month LIBOR plus a base rate margin, payable monthly. The payment of interest and principal on the notes is insured through a financial guaranty insurance policy by a monoline insurance company whose parent company emerged from Chapter 11 bankruptcy during the second quarter of 2013. The notes represent senior, secured indebtedness of Timberlake Financial without legal recourse to RGA or its other subsidiaries.

Timberlake Financial relies primarily upon the receipt of interest and principal payments on a surplus note and dividend payments from its wholly-owned subsidiary, Timberlake Re, a South Carolina captive insurance company, to make payments of interest and principal on the notes. The ability of Timberlake Re to make interest and principal payments on the surplus note and dividend payments to Timberlake Financial is contingent upon the South Carolina Department of Insurance’s regulatory approval. As of June 30, 2013, Timberlake Re’s capital and surplus totaled $42.4 million. The increase in capital and surplus is primarily due to reserve decreases and favorable mortality during the second quarter of 2013. Timberlake Re’s capital and surplus is expected to remain above $35.0 million. Since Timberlake Re’s capital and surplus fell below the minimum requirement in its licensing order of $35.0 million, it has been required, since the second quarter of 2011, to request approval on a quarterly rather than annual basis and provide additional scenario testing results. Approval to pay interest on the surplus note was granted through September 30, 2013.

During the first quarter of 2013, the Company repurchased $160.0 million face amount of the Timberlake Financial notes for $112.0 million, which was the market value at the date of the purchase. The notes were purchased by RGA Reinsurance. As a result, the Company recorded a pre-tax gain of $46.5 million, after fees, in other revenues at that time.

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

The Company’s liquidity position (cash and cash equivalents and short-term investments) was $1,012.2 million and $1,548.0 million at June 30, 2013 and December 31, 2012, respectively. Cash and cash equivalents includes cash collateral received from derivative counterparties of $89.8 million and $136.4 million as of June 30, 2013 and December 31, 2012, respectively. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in other liabilities in the Company’s condensed consolidated balance sheets. Liquidity needs are determined from valuation analyses conducted by operational units and are driven by product portfolios. Periodic evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.

The Company also participates in a repurchase/reverse repurchase program in which securities, reflected as investments on the Company’s condensed consolidated balance sheets, are pledged to a third party. In return, the Company receives securities from the third party with an estimated fair value equal to a minimum of 100% of the securities pledged. The securities received are not reflected on the Company’s condensed consolidated balance sheets. As of June 30, 2013 the Company had pledged securities with an amortized cost of $292.1 million and an estimated fair value of $307.7 million, and in return the Company received securities with an estimated fair value of $338.0 million. As of December 31, 2012 the Company had pledged securities with an amortized cost of $290.2 million and an estimated fair value of $305.9 million, and in return the Company received securities with an estimated fair value of $342.0 million. In addition to its security agreements with third parties, certain RGA’s subsidiaries have entered into intercompany securities lending agreements to more efficiently source securities for lending to third parties and to provide for more efficient regulatory capital management.

RGA Reinsurance is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and holds $37.6 million of FHLB common stock, which is included in other invested assets on the Company’s condensed consolidated balance sheets. Membership provides RGA Reinsurance access to borrowing arrangements with the FHLB (“advances”) and funding agreements, discussed below. RGA Reinsurance had $120.0 million outstanding in advances at June 30, 2013, which is included in short-term debt on the Company’s condensed consolidated balance sheets. RGA Reinsurance did not have advances at December 31, 2012. RGA Reinsurance’s average outstanding balance of advances was $17.0 million and $8.5 million during the second quarter and first six months of 2013, respectively. RGA Reinsurance did not have advances during the first six months of 2012. Interest on advances is reflected in interest expense on the Company’s condensed consolidated statements of income.

In addition, RGA Reinsurance has also entered into funding agreements with the FHLB under guaranteed investment contracts whereby RGA Reinsurance has issued the funding agreements in exchange for cash and for which the FHLB has been granted a blanket lien on RGA Reinsurance’s commercial and residential mortgage-backed securities and commercial mortgage loans used to collateralize RGA Reinsurance’s obligations under the funding agreements. RGA Reinsurance maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreements represented by this blanket lien provide that upon any event of default by RGA Reinsurance, the FHLB’s recovery is limited to the amount of RGA Reinsurance’s liability under the outstanding funding agreements. The amount of the RGA Reinsurance’s liability for the funding agreements with the FHLB under guaranteed investment contracts was $500.0 million at both June 30, 2013 and December 31, 2012, which is included in interest sensitive contract liabilities on the Company’s condensed consolidated balance sheets. The advances on these agreements are collateralized primarily by commercial and residential mortgage-backed securities and commercial mortgage loans. The amount of collateral exceeds the liability and is dependent on the type of assets collateralizing the guaranteed investment contracts.

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

Portfolio Composition

The Company had total cash and invested assets of $32.7 billion and $34.2 billion at June 30, 2013 and December 31, 2012, respectively, as illustrated below (dollars in thousands):

	June 30, 2013	% of Total	December 31, 2012	% of Total
Fixed maturity securities, available-for-sale	$21,284,216	65.0%	$22,291,614	65.2%
Mortgage loans on real estate	2,377,246	7.3%	2,300,587	6.7%
Policy loans	1,245,252	3.8%	1,278,175	3.7%
Funds withheld at interest	5,777,395	17.6%	5,594,182	16.4%
Short-term investments	38,601	0.1%	288,082	0.9%
Other invested assets	1,035,809	3.2%	1,159,543	3.4%
Cash and cash equivalents	973,619	3.0%	1,259,892	3.7%

Total cash and invested assets	$32,732,138	100.0%	$34,172,075	100.0%

Investment Yield

The following table presents consolidated average invested assets at amortized cost, net investment income and investment yield, excluding funds withheld at interest and spread related business. Funds withheld at interest assets and other spread related business are primarily associated with the reinsurance of annuity contracts on which the Company earns an interest rate spread between assets and liabilities. Fluctuations in the yield on funds withheld assets and other spread related business are generally subject to varying degrees, by corresponding adjustments to the interest credited on the liabilities (dollars in thousands).

	Three months ended June 30,			Six months ended June 30,
	2013	2012	Increase/ (Decrease)	2013	2012	Increase/ (Decrease)
Average invested assets at amortized cost	$18,112,841	$16,539,380	9.5%	$17,946,154	$16,339,042	9.8%
Net investment income	212,047	205,471	3.2%	425,369	408,074	4.2%
Investment yield (ratio of net investment income to average invested assets)	4.77%	5.06%	(29) bps	4.80%	5.06%	(26) bps

Although interest rates rose during the second quarter of 2013, especially in the month of June, the low U.S. interest rate environment compared to historical rates continues to negatively affect the Company’s earnings through reinvestment of maturing assets and investment of new liability cash flows. Investment yield decreased for the three and six months ended June 30, 2013 in comparison to the same periods in the prior year due primarily to slightly lower yields on investments within several asset classes, including fixed maturity securities, mortgage loans and policy loans. The lower yields are due primarily to a lower interest rate environment on a historical basis which decreases the yield on new investment purchases.

Fixed Maturity and Equity Securities Available-for-Sale

See “Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables that provide the amortized cost, unrealized gains and losses, estimated fair value of fixed maturity and equity securities, and other-than-temporary impairments in AOCI by sector as of June 30, 2013 and December 31, 2012.

The Company’s fixed maturity securities are invested primarily in corporate bonds, mortgage- and asset-backed securities, and U.S. and Canadian government securities. As of June 30, 2013 and December 31, 2012, approximately 93.2% and 94.2%, respectively, of the Company’s consolidated investment portfolio of fixed maturity securities were investment grade.

Important factors in the selection of investments include diversification, quality, yield, total rate of return potential and call protection. The relative importance of these factors is determined by market conditions and the underlying product or portfolio characteristics. Cash equivalents are primarily invested in high-grade money market instruments. The largest asset class in which fixed maturity securities were invested was corporate securities, which represented approximately 55.4% and 55.5% of total fixed maturity securities as of June 30, 2013 and December 31, 2012. See “Corporate Fixed Maturity Securities” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables showing the major industry types, which comprise the corporate fixed maturity holdings at June 30, 2013 and December 31, 2012.

As of June 30, 2013, the Company’s investments in Canadian and Canadian provincial government securities represented 16.6% of the fair value of total fixed maturity securities compared to 18.2% of the fair value of total fixed maturity securities at December 31, 2012. These assets are primarily high quality, long duration provincial strips whose valuation is closely linked to the interest rate curve. The Company’s holdings in Canadian securities were one of the largest contributors to the decrease in net unrealized gain reported in the accumulated other comprehensive income reflected in the Company’s condensed consolidated balance sheets. These assets are longer in duration and held primarily for asset/liability management to meet Canadian regulatory requirements. See “Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables showing the various sectors as of June 30, 2013 and December 31, 2012.

The creditworthiness of Greece, Ireland, Italy, Portugal and Spain, commonly referred to as “Europe’s peripheral region,” and Cyprus is under ongoing stress and uncertainty due to high debt levels and economic weakness. The Company did not have material exposure to sovereign fixed maturity securities, which includes global government agencies, from Europe’s peripheral region and Cyprus, as of June 30, 2013 and December 31, 2012. In addition, the Company did not purchase or sell credit protection, through credit default swaps, referenced to sovereign entities of Europe’s peripheral region and Cyprus.

The tables below show the Company’s exposure to fixed maturity securities and equity securities, based on the security’s country of issuance, from Europe’s peripheral region and Cyprus as of June 30, 2013 and December 31, 2012 (dollars in thousands):

June 30, 2013:		Estimated
	Amortized Cost	Fair Value	% of Total
Sovereign:
Ireland	$5,000	$4,627	3.4%
Spain	4,985	4,955	3.6

Total sovereign	9,985	9,582	7.0

Financial institutions:
Ireland	6,925	7,183	5.2
Italy	13,566	13,264	9.7
Spain	30,983	33,937	24.7

Total financial institutions	51,474	54,384	39.6

Other:
Ireland	39,556	40,386	29.4
Italy	6,394	6,821	5.0
Spain	24,523	26,191	19.0

Total other	70,473	73,398	53.4

Total	$131,932	$137,364	100.0%

December 31, 2012:		Estimated
	Amortized Cost	Fair Value	% of Total
Financial institutions:
Ireland	$4,093	$4,520	3.8%
Spain	38,422	39,920	33.7

Total financial institutions	42,515	44,440	37.5

Other:
Ireland	38,852	41,019	34.6
Italy	6,434	6,653	5.6
Spain	24,725	26,547	22.3

Total other	70,011	74,219	62.5

Total	$112,526	$118,659	100.0%

Strong improvement in European financial markets, as the governments of the European Union have demonstrated willingness to negotiate a solution to the region’s debt problems during 2013, has resulted in unrealized gains in both financial institutions and all other fixed maturity and equity securities held by the Company that were issued within the region with the exception of the Company’s sovereign exposure to Ireland and Spain and the Company’s exposure to Italy’s financial institutions which had fair values slightly below amortized cost.

The tables below show the Company’s exposure to sovereign fixed maturity securities originated in countries other than Europe’s peripheral region, included in “Other foreign government, supranational and foreign government-sponsored enterprises,” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements, as of June 30, 2013 and December 31, 2012 (dollars in thousands):

June 30, 2013:		Estimated
	Amortized Cost	Fair Value	% of Total
Australia	$440,212	$445,431	29.7%
Japan	287,929	290,708	19.3
United Kingdom	157,304	160,204	10.6
South Africa	78,289	75,994	5.0
Cayman Islands	53,362	55,993	3.7
France	51,504	53,384	3.5
South Korea	50,623	51,639	3.4
Germany	47,726	49,764	3.3
United Arab Emirates	37,294	40,255	2.7
Other	278,916	282,651	18.8

Total	$1,483,159	$1,506,023	100.0%

December 31, 2012:		Estimated
	Amortized Cost	Fair Value	% of Total
Australia	$472,188	$483,629	30.9%
Japan	291,955	297,025	19.0
United Kingdom	130,792	139,826	8.9
Cayman Islands	69,172	77,912	5.0
South Africa	63,721	66,372	4.2
South Korea	52,613	55,563	3.5
Germany	51,413	54,602	3.5
New Zealand	53,593	54,092	3.5
France	45,342	48,761	3.1
Other	258,578	287,421	18.4

Total	$1,489,367	$1,565,203	100.0%

As of June 30, 2013, the Company’s investment in sovereign fixed maturity securities represented 7.1% of the fair value of total fixed maturity securities compared to 7.0% of the fair value of total fixed maturity securities at December 31, 2012. The Company typically invests in sovereign fixed maturity securities to help mitigate exposure to foreign currency fluctuations from liabilities denominated in the same currencies.

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

The quality of the Company’s available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity security portfolio, at June 30, 2013 and December 31, 2012 was as follows (dollars in thousands):

		June 30, 2013			December 31, 2012
NAIC Designation	Rating Agency Designation	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
1	AAA/AA/A	$12,307,880	$13,643,772	64.1%	$12,059,154	$14,300,571	64.2%
2	BBB	5,997,232	6,189,030	29.1%	6,186,536	6,692,929	30.0%
3	BB	723,316	728,014	3.4%	694,349	712,712	3.2%
4	B	519,789	530,990	2.5%	444,996	444,035	2.0%
5	CCC and lower	90,970	84,157	0.4%	118,738	95,906	0.4%
6	In or near default	118,134	108,253	0.5%	55,659	45,461	0.2%

	Total	$19,757,321	$21,284,216	100.0%	$19,559,432	$22,291,614	100.0%

The Company’s fixed maturity portfolio includes structured securities. The following table shows the types of structured securities the Company held at June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30, 2013		December 31, 2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Residential mortgage-backed securities:
Agency	$546,603	$579,317	$497,918	$555,535
Non-agency	468,552	475,651	471,349	486,529

Total residential mortgage-backed securities	1,015,155	1,054,968	969,267	1,042,064
Commercial mortgage-backed securities	1,564,924	1,638,632	1,608,376	1,698,903
Asset-backed securities	789,849	790,310	700,455	691,555

Total	$3,369,928	$3,483,910	$3,278,098	$3,432,522

The residential mortgage-backed securities include agency-issued pass-through securities and collateralized mortgage obligations. A majority of the agency-issued pass-through securities are guaranteed or otherwise supported by the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, or the Government National Mortgage Association. The weighted average credit rating of residential mortgage-backed securities was “A+” as of both June 30, 2013 and December 31, 2012. The principal risks inherent in holding mortgage-backed securities are prepayment and extension risks, which will affect the timing of when cash will be received and are dependent on the level of mortgage interest rates. Prepayment risk is the unexpected increase in principal payments, primarily as a result of owner refinancing. Extension risk relates to the unexpected slowdown in principal payments. In addition, non-agency mortgage-backed securities face credit risk should the borrower be unable to pay the contractual interest or principal on their obligation. The Company monitors its mortgage-backed securities to mitigate exposure to the cash flow uncertainties associated with these risks.

As of June 30, 2013 and December 31, 2012, the Company had exposure to commercial mortgage-backed securities with amortized costs totaling $1,945.9 million and $1,969.4 million, and estimated fair values of $2,045.1 million and $2,090.0 million, respectively. Those amounts include exposure to commercial mortgage-backed securities held directly in the Company’s investment portfolios within fixed maturity securities, as well as securities held by ceding companies that support the Company’s funds withheld at interest investment. The securities are generally highly rated with weighted average S&P credit ratings of approximately “A+” at both June 30, 2013 and December 31, 2012. Approximately 29.6% and 30.3%, based on estimated fair value, were classified in the “AAA” category at June 30, 2013 and December 31, 2012, respectively. The Company recorded $10.1 million of other-than-temporary impairments in its direct investments in commercial mortgage-backed securities for the first six months ended June 30, 2013. The Company recorded $12.1 million of other-than-temporary impairments in its direct investments in commercial mortgage-backed securities for the first six months ended June 30, 2012. The following tables summarize the commercial mortgage-backed securities by rating and underwriting year at June 30, 2013 and December 31, 2012 (dollars in thousands):

June 30, 2013:	AAA		AA		A
Underwriting Year	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
2006 & Prior	$294,583	$317,295	$175,038	$188,762	$181,070	$190,519
2007	161,197	173,999	32,862	36,525	67,277	73,370
2008	—	—	53,660	64,675	18,061	20,058
2009	1,653	1,784	7,139	7,832	3,490	5,455
2010	27,995	29,350	47,168	50,095	19,146	20,535
2011	15,745	15,902	18,182	19,996	40,444	40,898
2012	32,265	31,054	34,672	34,662	58,193	56,413
2013	36,744	35,712	10,427	9,906	2,486	2,438

Total	$570,182	$605,096	$379,148	$412,453	$390,167	$409,686

	BBB		Below Investment Grade		Total
Underwriting Year	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
2006 & Prior	$202,213	$207,205	$99,391	$100,075	$952,295	$1,003,856
2007	93,813	106,225	108,771	104,126	463,920	494,245
2008	—	—	21,729	22,561	93,450	107,294
2009	4,002	5,332	—	—	16,284	20,403
2010	—	—	—	—	94,309	99,980
2011	33,146	31,483	—	—	107,517	108,279
2012	43,379	40,852	—	—	168,509	162,981
2013	—	—	—	—	49,657	48,056

Total	$376,553	$391,097	$229,891	$226,762	$1,945,941	$2,045,094

December 31, 2012:	AAA		AA		A
Underwriting Year	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
2005 & Prior	$69,810	$75,706	$129,430	$141,189	$99,840	$103,112
2006	243,222	270,756	59,773	66,862	85,198	93,688
2007	182,456	201,131	32,810	37,542	69,266	77,657
2008	7,674	7,672	53,510	67,624	14,387	17,098
2009	1,655	1,820	17,399	19,483	3,463	5,599
2010	27,984	29,956	47,085	53,027	13,273	14,405
2011	15,748	16,411	16,069	18,184	40,546	42,726
2012	28,324	29,080	36,340	36,925	58,376	59,595

Total	$576,873	$632,532	$392,416	$440,836	$384,349	$413,880

	BBB		Below Investment Grade		Total
Underwriting Year	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
2005 & Prior	$110,887	$113,801	$42,838	$37,720	$452,805	$471,528
2006	83,565	84,689	67,131	65,645	538,889	581,640
2007	93,414	108,902	115,028	91,505	492,974	516,737
2008	—	—	22,416	17,386	97,987	109,780
2009	3,880	5,547	—	—	26,397	32,449
2010	—	—	—	—	88,342	97,388
2011	33,242	33,757	—	—	105,605	111,078
2012	43,346	43,811	—	—	166,386	169,411

Total	$368,334	$390,507	$247,413	$212,256	$1,969,385	$2,090,011

Asset-backed securities include credit card and automobile receivables, sub-prime mortgage-backed securities, home equity loans, manufactured housing bonds and collateralized debt obligations. The Company’s asset-backed securities are diversified by issuer and contain both floating and fixed rate securities and had a weighted average credit rating of “A+” and “AA-” at June 30, 2013 and December 31, 2012, respectively. The Company owns floating rate securities that represent approximately 15.8% and 15.0% of the total fixed maturity securities at June 30, 2013 and December 31, 2012, respectively. These investments have a higher degree of income variability than the other fixed income holdings in the portfolio due to the floating rate nature of the interest payments. The Company holds these investments to match specific floating rate liabilities primarily reflected in the consolidated balance sheets as collateral finance facility. In addition to the risks associated with floating rate securities, principal risks in holding asset-backed securities are structural, credit and capital market risks. Structural risks include the securities’ cash flow priority in the capital structure and the inherent prepayment sensitivity of the underlying collateral. Credit risks include the adequacy and ability to realize proceeds from the collateral. Credit risks are mitigated by credit enhancements which include excess spread, over-collateralization and subordination. Capital market risks include general level of interest rates and the liquidity for these securities in the marketplace.

Since the financial crisis of 2008, the Company has continued to monitor its exposure in other structured security investments that includes subprime mortgage securities as well as Alt-A securities, a classification of mortgage loans where the risk profile of the borrower falls between prime and subprime. At June 30, 2013 and December 31, 2012, the Company directly held investments in asset-backed securities with subprime mortgage exposure and also within the portfolios supporting the Company’s funds withheld at interest with amortized costs totaling $117.2 million and $122.6 million, and estimated fair values of $111.4 million and $103.0 million, respectively. While ratings and vintage year are important factors to consider, the tranche seniority and evaluation of forecasted future losses within a tranche is critical to the valuation of these types of securities. At June 30, 2013 and December 31, 2012, the Company’s Alt-A securities had an amortized cost of $190.9 million and $169.0 million, and estimated fair values of $196.2 million and $174.4 million, respectively. The Alt-A securities are held directly as well as within the portfolios supporting the Company’s funds withheld at interest. The Company did not record any other-than-temporary impairments in its direct subprime or Alt-A portfolios during the first six months of 2013. During the first six months of 2012, the Company recorded $0.3 million in other-than-temporary impairments in its direct subprime or Alt-A portfolios.

The Company does not invest in the common equity securities of Fannie Mae and Freddie Mac, both of which are government sponsored entities. However, as of June 30, 2013 and December 31, 2012, the Company held in its direct portfolio $46.5 million and $64.7 million, respectively, at amortized cost with direct exposure in the form of senior unsecured agency and preferred securities. Additionally, as of June 30, 2013 and December 31, 2012, the portfolios held by the Company’s ceding companies that support its funds withheld asset contain approximately $317.4 million and $307.2 million, respectively, in amortized cost of unsecured agency bond holdings and no equity exposure. As of June 30, 2013 and December 31, 2012, indirect exposure in the form of secured, structured mortgaged securities issued by Fannie Mae and Freddie Mac totaled approximately $733.6 million and $700.9 million, respectively, in amortized cost across the Company’s direct and funds withheld portfolios.

The Company monitors its fixed maturity and equity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, the length of time and the extent to which the market value has been below amortized cost, compliance with covenants, general market and industry sector conditions, current intent and ability to hold securities, and various other subjective factors. See “Investments – Other-than-Temporary Impairment” in Note 2 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in the 2012 Annual Report for additional information. The Company recorded $10.1 million and $10.3 million in other-than-temporary impairments in its fixed maturity securities, including $10.1 million of other-than-temporary impairment losses on structured securities in the second quarter and first six months of 2013. The Company recorded $4.0 million and $19.7 million in other-than-temporary impairments in its fixed maturity and equity securities, including $0.2 million and $13.0 million of other-than-temporary impairment losses on structured securities, in the second quarter and first six months of 2012, primarily due to a decline in value of structured securities with exposure to mortgages and general credit deterioration in select corporate and foreign securities. The table below summarizes other-than-temporary impairments for the three and six months ended June 30, 2013 and 2012 (dollars in thousands).

	Three Months Ended		Six Months Ended
Asset Class	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Structured securities	$10,109	$220	$10,109	$13,010
Corporate / Other fixed maturity securities	—	1,577	202	3,615
Equity securities	—	2,186	—	3,025
Other impairments (primarily mortgage loans and limited partnerships)	(125)	(1,762)	1,501	4,081

Total	$9,984	$2,221	$11,812	$23,731

At June 30, 2013 and December 31, 2012, the Company had $310.7 million and $133.6 million, respectively, of gross unrealized losses related to its fixed maturity and equity securities. The distribution of the gross unrealized losses related to these securities is shown below.

	June 30, 2013	December 31, 2012
Sector:
Corporate securities	63.6%	30.4%
Canadian and Canada provincial governments	2.9	0.1
Residential mortgage-backed securities	4.4	2.8
Asset-backed securities	6.0	21.6
Commercial mortgage-backed securities	11.8	38.8
State and political subdivisions	3.8	4.3
U.S. government and agencies	0.8	—
Other foreign government supranational and foreign government-sponsored enterprises	6.7	2.0

Total	100.0%	100.0%

Industry:
Finance	21.3%	18.0%
Asset-backed	6.0	21.6
Industrial	33.5	9.0
Mortgage-backed	16.2	41.6
Government	14.2	6.4
Utility	8.8	3.4

Total	100.0%	100.0%

See “Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the total gross unrealized losses for fixed maturity and equity securities at June 30, 2013 and December 31, 2012, respectively, where the estimated fair value had declined and remained below amortized cost by less than 20% or more than 20%.

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

See “Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables that present the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for fixed maturity and equity securities that have estimated fair values below amortized cost as of June 30, 2013 and December 31, 2012.

As of June 30, 2013 and December 31, 2012, respectively, the Company classified approximately 11.0% and 10.0% of its fixed maturity securities in the Level 3 category (refer to Note 6 – “Fair Value of Assets and Liabilities” in the Notes to Condensed Consolidated Financial Statements for additional information). These securities primarily consist of private placement corporate securities, below investment grade commercial and residential mortgage-backed securities and sub-prime asset-backed securities with inactive trading markets.

Mortgage Loans on Real Estate

Mortgage loans represented approximately 7.3% and 6.7% of the Company’s cash and invested assets as of June 30, 2013 and December 31, 2012, respectively. The Company’s mortgage loan portfolio consists principally of investments in U.S.-based commercial offices, light industrial properties and retail locations. The mortgage loan portfolio is diversified by geographic region and property type as discussed further in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements.

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

Policy Loans

Policy loans comprised approximately 3.8% and 3.7% of the Company’s cash and invested assets as of both June 30, 2013 and December 31, 2012, respectively, substantially all of which are associated with one client. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. Because policy loans represent premature distributions of policy liabilities, they have the effect of reducing future disintermediation risk. In addition, the Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.

Funds Withheld at Interest

Funds withheld at interest comprised approximately 17.6% and 16.4% of the Company’s cash and invested assets as of June 30, 2013 and December 31, 2012, respectively. For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company, and are reflected as funds withheld at interest on the Company’s consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances with amounts owed by the ceding company. Interest accrues to these assets at rates defined by the treaty terms. Additionally, under certain treaties the Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate the risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had an average rating of “A” at June 30, 2013 and December 31, 2012. Certain ceding companies maintain segregated portfolios for the benefit of the Company.

Other Invested Assets

Other invested assets include equity securities, collateral, limited partnership interests, real estate joint ventures, real estate held-for-investment, structured loans and derivative contracts. Other invested assets represented approximately 3.2% and 3.4% of the Company’s cash and invested assets as of June 30, 2013 and December 31, 2012, respectively. See “Other Invested Assets” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the carrying value of the Company’s other invested assets by type as of June 30, 2013 and December 31, 2012.

The Company did not record any other-than-temporary impairments on equity securities in the second quarter and first six months of 2013. The Company recorded $2.2 million and $3.0 million of other-than-temporary impairments on equity securities in the second quarter and first six months of 2012. The Company recorded no other-than-temporary impairments on limited partnership interests in the second quarter, and $2.4 million and $0.8 million in the first six months of 2013 and 2012, respectively

The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value at the reporting date plus or minus any collateral pledged to or from the Company. The Company had credit exposure related to its derivative contracts, excluding futures, of $8.5 million and $7.1 million at June 30, 2013 and December 31, 2012, respectively. See “Credit Risk” in Note 5 – “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for additional information.

Contractual Obligations

From December 31, 2012 to June 30, 2013, the Company’s obligation related to its collateral finance facility, including interest, was reduced by $177.2 million due to the repurchase of a portion of the outstanding notes as previously discussed. In addition, since December 31, 2012, the Company’s obligation for short-term debt, including interest, increased by $120.0 million due to advances from the FHLB as previously discussed and the Company’s obligation to fund limited partnerships increased by $65.1 million. There were no other material changes in the Company’s contractual obligations from those reported in the 2012 Annual Report.

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

Insurance Risk

Market Risk

Credit Risk

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

Market Risk

Market risk is the risk that net asset and liability values or revenue will be affected adversely by changes in market conditions such as market prices, exchange rates, and nominal interest rates. The Company is primarily exposed to interest rate, foreign currency, inflation and equity risks.

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

Variable Annuities

The Company reinsures variable annuities including those with guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”) and guaranteed minimum withdrawal benefits (“GMWB”). Strong equity markets, increases in interest rates and decreases in volatility will generally decrease the fair value of the liabilities underlying the benefits. Conversely, a decrease in the equity markets along with a decrease in interest rates and an increase in volatility will generally result in an increase in the fair value of the liabilities underlying the benefits, which has the effect of increasing reserves and lowering earnings. The Company maintains a customized dynamic hedging program that is designed to substantially mitigate the risks associated with income volatility around the change in reserves on guaranteed benefits, ignoring the Company’s own credit risk assessment. However, the hedge positions may not fully offset the changes in the carrying value of the guarantees due to, among other things, time lags, high levels of volatility in the equity and derivative markets, extreme swings in interest rates, unexpected contract holder behavior, and divergence between the performance of the underlying funds and hedging indices. These factors, individually or collectively, may have a material adverse effect on the Company’s net income, financial condition or liquidity. The table below provides a summary of variable annuity account values and the fair value of the guaranteed benefits as of June 30, 2013 and December 31, 2012.

(dollars in millions)	June 30, 2013	December 31, 2012
No guarantee minimum benefits	$946	$948
GMDB only	56	79
GMIB only	6	6
GMAB only	52	54
GMWB only	1,660	1,662
GMDB / WB	450	455
Other	30	31

Total variable annuity account values	$3,200	$3,235

Fair value of liabilities associated with living benefit riders	$85	$172

There has been no significant change in the Company’s quantitative or qualitative aspects of market risk during the quarter ended June 30, 2013 from that disclosed in the 2012 Annual Report.

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

The creditworthiness of Europe’s peripheral region is under ongoing stress and uncertainty due to high debt levels and economic weakness. The Company does not have material exposure to sovereign fixed maturity securities, which includes global government agencies, from Europe’s peripheral region and Cyprus. However, the Company does have exposure to non-sovereign fixed maturity and equity securities issued from Europe’s peripheral region. The Company increased its exposure to fixed maturity and equity securities in Europe’s peripheral region and Cyprus from an estimated fair value of $118.7 million at December 31, 2012 to $137.4 million as of June 30, 2013, primarily due to sovereign security investments in Ireland and Spain. The Company believes it has adequately evaluated and is appropriately managing this additional risk. See “Investments” above for additional information on the Company’s exposure related to investment securities.

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

Generally, RGA’s insurance subsidiaries retrocede amounts in excess of their retention to RGA Reinsurance, Parkway Re, RGA Barbados, RGA Americas, Rockwood Re, Manor Re, RGA Worldwide or RGA Atlantic. External retrocessions are arranged through the Company’s retrocession pools for amounts in excess of its retention. As of June 30, 2013, all retrocession pool members in this excess retention pool rated by the A.M. Best Company were rated “A-” or better. A rating of “A-” is the fourth highest rating out of fifteen possible ratings. For a majority of the retrocessionaires that were not rated, letters of credit or trust assets have been given as additional security. In addition, the Company performs annual financial and in force reviews of its retrocessionaires to evaluate financial stability and performance.

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

Operational Risk

Operational risk is the risk of loss due to inadequate or failed internal processes, people or systems, or external events. These risks are sometimes residual risks after insurance, market and credit risks have been identified. Operational risk is further divided into: Process, Legal/Regulatory, Financial, and Intangibles. The Company’s financial risk includes liquidity risk, which is risk that cash resources are insufficient to meet the Company’s cash demands without incurring unacceptable costs.

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

There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes RGA’s repurchase activity of its common stock during the quarter ended June 30, 2013:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program
April 1, 2013 - April 30, 2013	892,047	$58.70	892,047	$200,000,037
May 1, 2013 - May 31, 2013	548,101	$65.00	424,083	$172,309,776
June 1, 2013 - June 30, 2013	1,549,081	$66.34	1,549,002	$69,543,044

(1)	RGA repurchased 892,047, 424,083 and 1,549,002 shares of common stock under its share repurchase program for $52.4 million, $27.7 million and $102.8 million during April, May and June 2013, respectively. In May 2013, the Company net settled - issuing 340,579 shares from treasury and repurchasing from recipients 124,018 shares in settlement of income tax withholding requirements incurred by the recipients of an equity incentive award. In June 2013, the Company net settled - issuing 117 shares from treasury and repurchasing from recipients 79 shares in settlement of income tax withholding requirements incurred by the recipients of an equity incentive award.

In January 2013, RGA’s board of directors authorized a share repurchase program for up to $200.0 million of RGA’s outstanding common stock. In April 2013, RGA’s board of directors authorized an increase of $100.0 million to the share repurchase program previously authorized in January 2013. In July 2013, RGA’s board of directors authorized an additional increase of $100.0 million to the share repurchase program previously authorized in January 2013. With these authorizations, the total amount of the Company’s outstanding common stock authorized for repurchase is $400.0 million.

ITEM 5. Other Information

On August 2, 2013, RGA entered into a standard Indemnification Agreement with each of RGA’s executive officers (including the principal executive officer, principal financial officer and each named executive officer) and each member of the RGA Board of Directors (the “Indemnification Agreements”). The Indemnification Agreements supplement the indemnification coverage afforded to the indemnitees by RGA’s Amended and Restated Articles of Incorporation and require RGA to indemnify each indemnitee to the fullest extent permitted by the General and Business Corporation Law of Missouri. The form of the Indemnification Agreements is filed with this report as Exhibit 10.2 and is incorporated by reference herein.

ITEM 6. Exhibits

See index to exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Reinsurance Group of America, Incorporated

Date: August 5, 2013	By:	/s/ A. Greig Woodring
A. Greig Woodring
President & Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2013	By:	/s/ Jack B. Lay
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

10.1

RGA Flexible Stock Plan as amended and restated effective July 1, 1998 and as further amended by Amendment on March 16, 2000, Second Amendment on May 28, 2003, Third Amendment on May 26, 2004, Fourth Amendment on May 23, 2007, Fifth Amendment on May 21, 2008, Sixth Amendment on May 8, 2011, Seventh Amendment on May 18, 2011 and Eighth Amendment on May 15, 2013.

10.2	Form of Officer and Director Indemnification Agreement.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document