Form 10-Q
period 2013-09-30
REINSURANCE GROUP OF AMERICA INC
filed 2013-11-05
CIK 898174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Yes         No   X
As of October 31, 2013, 70,586,106 shares of the registrant’s common stock were outstanding.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2013	December 31, 2012
	(Dollars in thousands, except share data)
Assets
Fixed maturity securities:
Available-for-sale at fair value (amortized cost of $19,917,350 and $19,559,432)	$21,289,108	$22,291,614
Mortgage loans on real estate (net of allowances of $7,669 and $11,580)	2,488,582	2,300,587
Policy loans	1,244,878	1,278,175
Funds withheld at interest	5,739,872	5,594,182
Short-term investments	44,192	288,082
Other invested assets	1,116,391	1,159,543
Total investments	31,923,023	32,912,183
Cash and cash equivalents	1,423,235	1,259,892
Accrued investment income	262,330	201,344
Premiums receivable and other reinsurance balances	1,252,610	1,356,087
Reinsurance ceded receivables	592,948	620,901
Deferred policy acquisition costs	3,533,932	3,619,274
Other assets	538,477	390,757
Total assets	$39,526,555	$40,360,438
Liabilities and Stockholders’ Equity
Future policy benefits	$11,873,306	$11,372,856
Interest-sensitive contract liabilities	12,868,425	13,353,502
Other policy claims and benefits	3,440,371	3,160,250
Other reinsurance balances	264,023	233,630
Deferred income taxes	1,975,819	2,120,501
Other liabilities	510,079	742,249
Long-term debt	2,214,170	1,815,253
Collateral finance facility	484,712	652,010
Total liabilities	33,630,905	33,450,251
Commitments and contingent liabilities (See Note 8)
Stockholders’ Equity:
Preferred stock - par value $.01 per share, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock - par value $.01 per share, 140,000,000 shares authorized, 79,137,758 shares issued at September 30, 2013 and December 31, 2012	791	791
Additional paid-in-capital	1,778,307	1,755,421
Retained earnings	3,544,632	3,357,255
Treasury stock, at cost - 8,594,734 and 5,210,427 shares	(528,081)	(312,182)
Accumulated other comprehensive income	1,100,001	2,108,902
Total stockholders’ equity	5,895,650	6,910,187
Total liabilities and stockholders’ equity	$39,526,555	$40,360,438
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues:	(Dollars in thousands, except per share data)
Net premiums	$2,026,180	$1,912,746	$6,041,029	$5,726,889
Investment income, net of related expenses	369,366	396,781	1,238,731	1,066,055
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(391)	(1,996)	(10,396)	(11,562)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	59	(559)	(247)	(7,618)
Other investment related gains (losses), net	(76,133)	78,608	76,792	162,554
Total investment related gains (losses), net	(76,465)	76,053	66,149	143,374
Other revenues	70,734	63,501	235,650	181,491
Total revenues	2,389,815	2,449,081	7,581,559	7,117,809
Benefits and Expenses:
Claims and other policy benefits	1,714,899	1,662,625	5,434,383	4,868,220
Interest credited	59,939	130,341	303,767	285,080
Policy acquisition costs and other insurance expenses	268,081	318,106	995,943	961,679
Other operating expenses	111,672	103,786	344,581	319,425
Interest expense	30,831	29,749	89,235	76,431
Collateral finance facility expense	2,698	2,995	7,886	8,840
Total benefits and expenses	2,188,120	2,247,602	7,175,795	6,519,675
Income before income taxes	201,695	201,479	405,764	598,134
Provision for income taxes	63,740	57,004	131,886	189,230
Net income	$137,955	$144,475	$273,878	$408,904
Earnings per share:
Basic earnings per share	$1.95	$1.96	$3.79	$5.55
Diluted earnings per share	$1.93	$1.95	$3.76	$5.52
Dividends declared per share	$0.30	$0.24	$0.78	$0.60
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Comprehensive income (loss)
Net income	$137,955	$144,475	$273,878	$408,904
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	27,139	36,248	(75,798)	43,463
Change in net unrealized gains and losses on investments	(112,035)	315,501	(938,216)	483,242
Change in other-than-temporary impairment losses on fixed maturity securities	2,246	364	2,896	4,952
Changes in pension and other postretirement plan adjustments	517	336	2,217	1,837
Total other comprehensive income (loss), net of tax	(82,133)	352,449	(1,008,901)	533,494
Total comprehensive income (loss)	$55,822	$496,924	$(735,023)	$942,398
See accompanying notes to condensed consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2013	2012
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$273,878	$408,904
Adjustments to reconcile net income to net cash provided by operating activities:
Change in operating assets and liabilities:
Accrued investment income	(63,339)	(60,684)
Premiums receivable and other reinsurance balances	81,189	(102,447)
Deferred policy acquisition costs	56,286	(70,107)
Reinsurance ceded receivable balances	49,286	2,240
Future policy benefits, other policy claims and benefits, and other reinsurance balances	1,005,756	1,406,844
Deferred income taxes	276,372	(99,200)
Other assets and other liabilities, net	(293,106)	225,749
Amortization of net investment premiums, discounts and other	(70,687)	(61,644)
Investment related gains, net	(66,149)	(143,374)
Gain on repurchase of collateral finance facility securities	(46,506)	—
Excess tax benefits from share-based payment arrangement	(2,410)	262
Other, net	50,460	22,533
Net cash provided by operating activities	1,251,030	1,529,076
Cash Flows from Investing Activities:
Sales of fixed maturity securities available-for-sale	2,838,099	3,970,569
Maturities of fixed maturity securities available-for-sale	118,951	122,405
Purchases of fixed maturity securities available-for-sale	(3,496,639)	(4,660,131)
Cash invested in mortgage loans	(467,429)	(350,823)
Cash invested in policy loans	—	(8,032)
Cash invested in funds withheld at interest	(70,753)	(81,602)
Principal payments on mortgage loans on real estate	262,226	85,921
Principal payments on policy loans	33,314	24,934
Purchase of a business, net of cash acquired of $9,709	(2,805)	—
Change in short-term investments	235,260	98,007
Change in other invested assets	35,341	(227,881)
Net cash used in investing activities	(514,435)	(1,026,633)
Cash Flows from Financing Activities:
Dividends to stockholders	(56,465)	(44,220)
Repurchase and repayment of collateral finance facility securities	(119,255)	—
Proceeds from long-term debt issuance	398,492	400,000
Debt issuance costs	(3,400)	(6,255)
Purchases of treasury stock	(269,204)	(6,924)
Excess tax benefits from share-based payment arrangement	2,410	(262)
Exercise of stock options, net	9,212	4,096
Change in cash collateral for derivatives and other arrangements	(68,635)	(62,896)
Deposits on universal life and other investment type policies and contracts	120,250	89,458
Withdrawals on universal life and other investment type policies and contracts	(550,122)	(249,190)
Net cash (used in) provided by financing activities	(536,717)	123,807
Effect of exchange rate changes on cash	(36,535)	14,610
Change in cash and cash equivalents	163,343	640,860
Cash and cash equivalents, beginning of period	1,259,892	962,870
Cash and cash equivalents, end of period	$1,423,235	$1,603,730
Supplementary information:
Cash paid for interest	$75,003	$76,514
Cash paid for income taxes, net of refunds	$100,429	$81,391
Business purchase information - See Note 12 - "Financing and Other Activities"
Non-cash supplementary information - See Note 4 - "Investments"
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Organization and Basis of Presentation
Reinsurance Group of America, Incorporated (“RGA”) is an insurance holding company that was formed on December 31, 1992. The accompanying unaudited condensed consolidated financial statements of RGA and its subsidiaries (collectively, the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. There were no subsequent events that would require disclosure or adjustments to the accompanying condensed consolidated financial statements through the date the financial statements were issued. These unaudited condensed consolidated financial statements include the accounts of RGA and its subsidiaries, all intercompany accounts and transactions have been eliminated. They should be read in conjunction with the Company’s 2012 Annual Report on Form 10-K (“2012 Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 1, 2013.

2.	Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share on net income (in thousands, except per share information):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Earnings:
Net income (loss) (numerator for basic and diluted calculations)	$137,955	$144,475	$273,878	$408,904
Shares:
Weighted average outstanding shares (denominator for basic calculation)	70,865	73,776	72,342	73,690
Equivalent shares from outstanding stock options	526	362	498	388
Denominator for diluted calculation	71,391	74,138	72,840	74,078
Earnings per share:
Basic	$1.95	$1.96	$3.79	$5.55
Diluted	$1.93	$1.95	$3.76	$5.52
The calculation of common equivalent shares does not include the impact of options having a strike or conversion price that exceeds the average stock price for the earnings period, as the result would be antidilutive. The calculation of common equivalent shares also excludes the impact of outstanding performance contingent shares, as the conditions necessary for their issuance have not been satisfied as of the end of the reporting period. For the three months ended September 30, 2013, no stock options and approximately 0.7 million performance contingent shares were excluded from the calculation. For the three months ended September 30, 2012, approximately 0.7 million stock options and approximately 0.7 million performance contingent shares were excluded from the calculation. Year-to-date amounts for equivalent shares from outstanding stock options and performance contingent shares are the weighted average of the individual quarterly amounts.

3.	Accumulated Other Comprehensive Income
The balance of and changes in each component of accumulated other comprehensive income (loss) (“AOCI”) for the nine months ended September 30, 2013 and 2012 are as follows (dollars in thousands):

	Accumulated Other Comprehensive Income (Loss), Net of Income Tax
	Accumulated Currency Translation Adjustments	Unrealized Appreciation (Depreciation) of Investments(1)	Pension and Postretirement Benefits	Total
Balance, December 31, 2012	$267,475	$1,877,657	$(36,230)	$2,108,902
Other comprehensive income (loss) before reclassifications	(75,798)	(936,847)	(82)	(1,012,727)
Amounts reclassified to AOCI	—	1,527	2,299	3,826
Net current-period other comprehensive income (loss)	(75,798)	(935,320)	2,217	(1,008,901)
Balance, September 30, 2013	$191,677	$942,337	$(34,013)	$1,100,001

	Accumulated Other Comprehensive Income (Loss), Net of Income Tax
	Accumulated Currency Translation Adjustments	Unrealized Appreciation (Depreciation) of Investments(1)	Pension and Postretirement Benefits	Total
Balance, December 31, 2011	$229,795	$1,419,318	$(30,960)	$1,618,153
Change in component during the period	43,463	488,194	1,837	533,494
Balance, September 30, 2012	$273,258	$1,907,512	$(29,123)	$2,151,647

(1)	Includes cash flow hedges. See Note 5 - “Derivative Instruments” for additional information on cash flow hedges.
The following table presents the amounts of AOCI reclassifications for the three and nine months ended September 30, 2013 (dollars in thousands):

	Amount Reclassified from AOCI
Details about AOCI Components	Three months ended September 30, 2013	Nine months ended September 30, 2013	Affected Line Item in Statement of Income
Unrealized gains and losses on available-for-sale securities	$(12,736)	$11,122	Investment related gains (losses), net
Gains and losses on cash flow hedge - interest rate swap	291	796	Investment income
Deferred policy acquisition costs attributed to unrealized gains and losses(1)	(602)	(15,433)
	(13,047)	(3,515)	Total before tax
	5,009	1,988	Tax expense
	$(8,038)	$(1,527)	Net of tax
Amortization of unrealized pension and postretirement benefits:
Prior service cost(2)	$(152)	$(459)
Actuarial gains/(losses)(2)	(1,087)	(3,078)
	(1,239)	(3,537)	Total before tax
	434	1,238	Tax benefit
	$(805)	$(2,299)	Net of tax

Total reclassifications for the period	$(8,843)	$(3,826)	Net of tax

(1)	This AOCI component is included in the computation of the deferred policy acquisition cost. See Note 8 – “Deferred Policy Acquisition Costs” of the 2012 Annual Report for additional details.

(2)	These AOCI components are included in the computation of the net periodic pension cost. See Note 9 – “Employee Benefit Plans” for additional details.

4.	Investments
Fixed Maturity and Equity Securities Available-for-Sale
The following tables provide information relating to investments in fixed maturity and equity securities by sector as of September 30, 2013 and December 31, 2012 (dollars in thousands):

September 30, 2013:	Amortized	Unrealized	Unrealized	Estimated Fair	% of	Other-than- temporary impairments
	Cost	Gains	Losses	Value	Total	in AOCI
Available-for-sale:
Corporate securities	$11,505,673	$637,691	$208,802	$11,934,562	56.1%	$—
Canadian and Canadian provincial governments	2,719,147	785,840	13,831	3,491,156	16.4	—
Residential mortgage-backed securities	922,581	44,948	15,691	951,838	4.5	(300)
Asset-backed securities	883,495	19,264	17,481	885,278	4.1	(2,259)
Commercial mortgage-backed securities	1,371,473	102,207	20,566	1,453,114	6.8	(1,609)
U.S. government and agencies	413,254	20,412	2,819	430,847	2.0	—
State and political subdivisions	288,757	22,626	13,654	297,729	1.4	—
Other foreign government, supranational and foreign government-sponsored enterprises	1,812,970	50,246	18,632	1,844,584	8.7	—
Total fixed maturity securities	$19,917,350	$1,683,234	$311,476	$21,289,108	100.0%	$(4,168)
Non-redeemable preferred stock	$80,985	$5,187	$3,333	$82,839	56.4%
Other equity securities	68,123	—	4,052	64,071	43.6
Total equity securities	$149,108	$5,187	$7,385	$146,910	100.0%

December 31, 2012:	Amortized	Unrealized	Unrealized	Estimated Fair	% of	Other-than- temporary impairments
	Cost	Gains	Losses	Value	Total	in AOCI
Available-for-sale:
Corporate securities	$11,333,431	$1,085,973	$39,333	$12,380,071	55.5%	$—
Canadian and Canadian provincial governments	2,676,777	1,372,731	174	4,049,334	18.2	—
Residential mortgage-backed securities	969,267	76,520	3,723	1,042,064	4.7	(241)
Asset-backed securities	700,455	19,898	28,798	691,555	3.1	(2,259)
Commercial mortgage-backed securities	1,608,376	142,369	51,842	1,698,903	7.6	(6,125)
U.S. government and agencies	231,256	33,958	24	265,190	1.2	—
State and political subdivisions	270,086	38,058	5,646	302,498	1.4	—
Other foreign government, supranational and foreign government-sponsored enterprises	1,769,784	94,929	2,714	1,861,999	8.3	—
Total fixed maturity securities	$19,559,432	$2,864,436	$132,254	$22,291,614	100.0%	$(8,625)
Non-redeemable preferred stock	$68,469	$6,542	$170	$74,841	33.6%
Other equity securities	148,577	416	1,134	147,859	66.4
Total equity securities	$217,046	$6,958	$1,304	$222,700	100.0%
The Company enters into various collateral arrangements that require both the pledging and acceptance of fixed maturity securities as collateral. The Company pledged fixed maturity securities as collateral to derivative and reinsurance counterparties with an amortized cost of $53.8 million and $16.9 million, and an estimated fair value of $54.5 million and $17.0 million, as of September 30, 2013 and December 31, 2012 respectively. The pledged fixed maturity securities are included in fixed maturity securities, available-for-sale in the condensed consolidated balance sheets as of September 30, 2013, and are included in other invested assets in the condensed consolidated balance sheets as of December 31, 2012. Securities with an amortized cost of $7,954.6 million and $7,549.0 million, and an estimated fair value of $8,260.6 million and $7,913.8 million, as of September 30, 2013 and December 31, 2012, respectively, were held in trust to satisfy collateral requirements under certain third-party reinsurance treaties.

The Company received fixed maturity securities as collateral from derivative and reinsurance counterparties with an estimated fair value of $92.2 million and $95.6 million, as of September 30, 2013 and December 31, 2012, respectively. The collateral is held in separate custodial accounts and is not recorded on the Company’s condensed consolidated balance sheets. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral; however, as of September 30, 2013 and December 31, 2012, none of the collateral had been sold or re-pledged.
As of September 30, 2013, the Company held securities with a fair value of $1,238.5 million that were guaranteed or issued by the Canadian province of Ontario and $1,479.4 million that were guaranteed or issued by the Canadian province of Quebec, both of which exceeded 10% of total stockholders’ equity. As of December 31, 2012, the Company held securities with a fair value of $1,400.0 million that were guaranteed or issued by the Canadian province of Ontario and $1,785.0 million that were guaranteed or issued by the Canadian province of Quebec, both of which exceeded 10% of total stockholders’ equity.
The amortized cost and estimated fair value of fixed maturity securities available-for-sale at September 30, 2013 are shown by contractual maturity in the table below. Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset and mortgage-backed securities are shown separately in the table below, as they are not due at a single maturity date. At September 30, 2013, the contractual maturities of investments in fixed maturity securities were as follows (dollars in thousands):

	Amortized Cost	Fair Value
Available-for-sale:
Due in one year or less	$416,152	$421,874
Due after one year through five years	3,712,227	3,890,251
Due after five years through ten years	6,800,712	7,027,350
Due after ten years	5,810,710	6,659,403
Asset and mortgage-backed securities	3,177,549	3,290,230
Total	$19,917,350	$21,289,108
The tables below show the major industry types of the Company’s corporate fixed maturity holdings as of September 30, 2013 and December 31, 2012 (dollars in thousands):

September 30, 2013:		Estimated
	Amortized Cost	Fair Value	% of Total
Finance	$3,728,120	$3,870,583	32.4%
Industrial	5,926,283	6,125,796	51.3
Utility	1,829,273	1,916,477	16.1
Other	21,997	21,706	0.2
Total	$11,505,673	$11,934,562	100.0%

December 31, 2012:		Estimated
	Amortized Cost	Fair Value	% of Total
Finance	$3,619,455	$3,900,152	31.5%
Industrial	5,881,967	6,443,846	52.0
Utility	1,799,658	2,002,611	16.2
Other	32,351	33,462	0.3
Total	$11,333,431	$12,380,071	100.0%

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

	Three months ended September 30,
	2013	2012
Balance, beginning of period	$13,324	$45,903
Initial impairments - credit loss OTTI recognized on securities not previously impaired	—	—
Additional impairments - credit loss OTTI recognized on securities previously impaired	134	1,306
Credit loss OTTI previously recognized on securities impaired to fair value during the period	—	(2,622)
Credit loss OTTI previously recognized on securities which matured, paid down, prepaid or were sold during the period	(1,762)	(20,725)
Balance, end of period	$11,696	$23,862

	Nine months ended September 30,
	2013	2012
Balance, beginning of period	$16,675	$63,947
Initial impairments - credit loss OTTI recognized on securities not previously impaired	—	1,962
Additional impairments - credit loss OTTI recognized on securities previously impaired	134	10,187
Credit loss OTTI previously recognized on securities impaired to fair value during the period	(1,449)	(22,291)
Credit loss OTTI previously recognized on securities which matured, paid down, prepaid or were sold during the period	(3,664)	(29,943)
Balance, end of period	$11,696	$23,862
Purchased Credit Impaired Fixed Maturity Securities Available-for-Sale
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
The following tables present information on the Company’s purchased credit impaired securities, which are included in fixed maturity securities available-for-sale (dollars in thousands):

	September 30, 2013	December 31, 2012
Outstanding principal and interest balance(1)	$186,379	$108,831
Carrying value, including accrued interest(2)	$135,862	$84,765

(1)	Represents the contractually required payments which is the sum of contractual principal, whether or not currently due, and accrued interest.

(2)	Estimated fair value plus accrued interest.

The following table presents information about purchased credit impaired investments acquired during the periods, as of their acquisition dates (dollars in thousands).

	Nine months ended September 30,
	2013	2012
Contractually required payments (including interest)	$126,869	$50,268
Cash flows expected to be collected(1)	101,205	42,316
Fair value of investments acquired	66,880	30,853

(1)	Represents undiscounted principal and interest cash flow expectations at the date of acquisition.
The following table presents activity for the accretable yield on purchased credit impaired securities for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Balance, beginning of period	$66,269	$—	$39,239	$—
Investments purchased	4,374	11,463	34,325	11,463
Accretion	(1,952)	(6)	(5,774)	(6)
Disposals	—	—	(832)	—
Reclassification from nonaccretable difference	1,388	—	3,121	—
Balance, end of period	$70,079	$11,457	$70,079	$11,457
Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale
The following table presents the total gross unrealized losses for the 1,397 and 567 fixed maturity and equity securities as of September 30, 2013 and December 31, 2012, respectively, where the estimated fair value had declined and remained below amortized cost by the indicated amount (dollars in thousands):

	September 30, 2013		December 31, 2012
	Gross Unrealized Losses	% of Total	Gross Unrealized Losses	% of Total
Less than 20%	$286,594	89.9%	$54,951	41.2%
20% or more for less than six months	6,325	2.0	734	0.5
20% or more for six months or greater	25,942	8.1	77,873	58.3
Total	$318,861	100.0%	$133,558	100.0%
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
The following tables present the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for 1,397 and 567 fixed maturity and equity securities that have estimated fair values below amortized cost as of September 30, 2013 and December 31, 2012, respectively (dollars in thousands). These investments are presented by class and grade of security, as well as the length of time the related fair value has remained below amortized cost.

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
September 30, 2013:	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
Corporate securities	$3,158,429	$168,659	$130,027	$20,031	$3,288,456	$188,690
Canadian and Canadian provincial governments	140,648	12,530	6,898	1,301	147,546	13,831
Residential mortgage-backed securities	207,602	11,909	18,997	2,257	226,599	14,166
Asset-backed securities	270,863	4,602	53,786	5,571	324,649	10,173
Commercial mortgage-backed securities	188,153	6,565	22,435	5,968	210,588	12,533
U.S. government and agencies	72,032	2,658	3,958	161	75,990	2,819
State and political subdivisions	95,935	8,776	14,981	4,878	110,916	13,654
Other foreign government, supranational and foreign government-sponsored enterprises	644,427	17,479	10,589	1,153	655,016	18,632
Total investment grade securities	4,778,089	233,178	261,671	41,320	5,039,760	274,498
Non-investment grade securities:
Corporate securities	311,613	12,155	42,024	7,957	353,637	20,112
Residential mortgage-backed securities	53,633	1,068	2,254	457	55,887	1,525
Asset-backed securities	29,043	467	30,901	6,841	59,944	7,308
Commercial mortgage-backed securities	971	25	10,905	8,008	11,876	8,033
Total non-investment grade securities	395,260	13,715	86,084	23,263	481,344	36,978
Total fixed maturity securities	$5,173,349	$246,893	$347,755	$64,583	$5,521,104	$311,476
Non-redeemable preferred stock	$42,338	$3,331	$1	$2	$42,339	$3,333
Other equity securities	47,151	2,619	17,028	1,433	64,179	4,052
Total equity securities	$89,489	$5,950	$17,029	$1,435	$106,518	$7,385

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
December 31, 2012:	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
Corporate securities	$786,203	$13,276	$108,187	$17,386	$894,390	$30,662
Canadian and Canadian provincial governments	12,349	174	—	—	12,349	174
Residential mortgage-backed securities	22,288	97	19,394	3,199	41,682	3,296
Asset-backed securities	59,119	449	96,179	9,508	155,298	9,957
Commercial mortgage-backed securities	89,507	797	29,181	7,974	118,688	8,771
U.S. government and agencies	7,272	24	—	—	7,272	24
State and political subdivisions	20,602	1,514	11,736	4,132	32,338	5,646
Other foreign government, supranational and foreign government-sponsored enterprises	244,817	1,953	7,435	761	252,252	2,714
Total investment grade securities	1,242,157	18,284	272,112	42,960	1,514,269	61,244
Non-investment grade securities:
Corporate securities	181,168	3,170	39,123	5,501	220,291	8,671
Residential mortgage-backed securities	15,199	80	2,633	347	17,832	427
Asset-backed securities	3,421	26	31,938	18,815	35,359	18,841
Commercial mortgage-backed securities	3,317	764	68,405	42,307	71,722	43,071
Total non-investment grade securities	203,105	4,040	142,099	66,970	345,204	71,010
Total fixed maturity securities	$1,445,262	$22,324	$414,211	$109,930	$1,859,473	$132,254
Non-redeemable preferred stock	$5,577	$52	$5,679	$118	$11,256	$170
Other equity securities	85,374	1,134	—	—	85,374	1,134
Total equity securities	$90,951	$1,186	$5,679	$118	$96,630	$1,304

As of September 30, 2013, the Company does not intend to sell these fixed maturity securities and does not believe it is more likely than not that it will be required to sell these fixed maturity securities before the recovery of the fair value up to the current amortized cost of the investment, which may be maturity. As of September 30, 2013, the Company has the ability and intent to hold the equity securities until the recovery of the fair value up to the current cost of the investment. However, unforeseen facts and circumstances may cause the Company to sell fixed maturity and equity securities in the ordinary course of managing its portfolio to meet certain diversification, credit quality, asset-liability management and liquidity guidelines.
Unrealized losses on non-investment grade securities are principally related to high-yield corporate securities due to interest rate movements during the first nine months of 2013. As of September 30, 2013 and December 31, 2012, approximately $20.1 million and $8.7 million, respectively, of gross unrealized losses were associated with non-investment grade corporate securities. Unrealized losses on non-investment grade securities related to asset and mortgage-backed securities decreased significantly during 2013 driven principally by commercial mortgage-backed securities. As of September 30, 2013 and December 31, 2012, approximately $15.3 million and $61.5 million, respectively, of gross unrealized losses greater than 12 months were associated with non-investment grade asset and mortgage-backed securities. During the first nine months of 2013, commercial mortgage-backed securities benefited from improvement in delinquency rates and the Company sold several non-investment grade commercial mortgage-backed securities.

Investment Income, Net of Related Expenses
Major categories of investment income, net of related expenses, consist of the following (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Fixed maturity securities available-for-sale	$243,938	$221,212	$723,772	$633,110
Mortgage loans on real estate	33,013	26,938	89,618	67,258
Policy loans	15,743	16,519	49,103	49,637
Funds withheld at interest	80,024	127,855	376,495	305,861
Short-term investments	374	960	1,609	3,027
Investment receivable	—	—	—	—
Other invested assets	9,411	13,117	36,712	35,803
Investment revenue	382,503	406,601	1,277,309	1,094,696
Investment expense	(13,137)	(9,820)	(38,578)	(28,641)
Investment income, net of related expenses	$369,366	$396,781	$1,238,731	$1,066,055
Investment Related Gains (Losses), Net
Investment related gains (losses), net consist of the following (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Fixed maturities and equity securities available for sale:
Other-than-temporary impairment losses on fixed maturities	$(391)	$(1,996)	$(10,396)	$(11,562)
Portion of loss recognized in accumulated other comprehensive income (before taxes)	59	(559)	(247)	(7,618)
Net other-than-temporary impairment losses on fixed maturities recognized in earnings	(332)	(2,555)	(10,643)	(19,180)
Impairment losses on equity securities	—	—	—	(3,025)
Gain on investment activity	21,560	53,173	70,085	102,078
Loss on investment activity	(30,434)	(6,668)	(48,406)	(23,090)
Other impairment losses and change in mortgage loan provision	233	(10,301)	(1,268)	(14,382)
Derivatives and other, net	(67,492)	42,404	56,381	100,973
Total investment related gains (losses), net	$(76,465)	$76,053	$66,149	$143,374

The other-than-temporary impairment losses on fixed maturity securities in the third quarter and first nine months of 2013 were primarily due to the decision to sell certain subordinated commercial mortgage-backed securities. The other-than-temporary impairments in the first nine months of 2012 were primarily due to a decline in value of structured securities with exposure to commercial mortgages and general credit deterioration in select corporate and foreign securities. The decrease in derivatives and other in the third quarter was primarily due to a decrease in the fair value of embedded derivatives. The decrease in derivatives and other for the first nine months was primarily due to decreases in the fair value of free-standing interest rate swap derivatives due to the rising interest rate environment.
During the three months ended September 30, 2013 and 2012, the Company sold fixed maturity and equity securities with fair values of $410.4 million and $220.5 million at losses of $30.4 million and $6.7 million, respectively. During the nine months ended September 30, 2013 and 2012, the Company sold fixed maturity and equity securities with fair values of $872.2 million and $622.1 million at losses of $48.4 million and $23.1 million, respectively. The Company generally does not engage in short-term buying and selling of securities.
Securities Borrowing and Other
The Company participates in a securities borrowing program whereby securities, which are not reflected on the Company’s condensed consolidated balance sheets, are borrowed from a third party. The Company is required to maintain a minimum of 100% of the fair value of the borrowed securities as collateral, which consists of rights to reinsurance treaty cash flows. The Company had borrowed securities with an amortized cost of $87.5 million as of September 30, 2013 and December 31, 2012, which was equal to the fair value in both periods. The borrowed securities are used to provide collateral under an affiliated reinsurance transaction.
The Company also participates in a repurchase/reverse repurchase program in which securities, reflected as investments on the Company’s condensed consolidated balance sheets, are pledged to a third party. In return, the Company receives securities from the third party with an estimated fair value equal to a minimum of 100% of the securities pledged. The securities received are not reflected on the Company’s condensed consolidated balance sheets. As of September 30, 2013 the Company had pledged securities with an amortized cost of $292.4 million and an estimated fair value of $307.0 million, and in return the Company received securities with an estimated fair value of $347.5 million. As of December 31, 2012 the Company had pledged securities with an amortized cost of $290.2 million and an estimated fair value of $305.9 million, and in return the Company received securities with an estimated fair value of $342.0 million.

Mortgage Loans on Real Estate
Mortgage loans represented approximately 7.8% and 7.0% of the Company’s total investments as of September 30, 2013 and December 31, 2012. The Company makes mortgage loans on income producing properties, such as apartments, retail and office buildings, and light industrial facilities. Loan-to-value ratios at the time of loan approval are 75% or less. The distribution of mortgage loans, gross of valuation allowances, by property type is as follows as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30, 2013		December 31, 2012
	Recorded Investment	% of Total	Recorded Investment	% of Total
Apartment	$290,678	11.7%	$229,266	9.9%
Retail	796,144	31.9	669,958	29.0
Office building	854,870	34.2	825,406	35.7
Industrial	444,186	17.8	455,682	19.7
Other commercial	110,373	4.4	131,855	5.7
Total	$2,496,251	100.0%	$2,312,167	100.0%

As of September 30, 2013 and December 31, 2012, the Company’s mortgage loans, gross of valuation allowances, were distributed throughout the United States as follows (dollars in thousands):

	September 30, 2013		December 31, 2012
	Recorded Investment	% of Total	Recorded Investment	% of Total
Pacific	$658,054	26.4%	$593,589	25.7%
South Atlantic	581,781	23.3	477,068	20.5
Mountain	260,794	10.4	233,174	10.1
Middle Atlantic	269,602	10.8	300,475	13.0
West North Central	181,937	7.3	168,063	7.3
East North Central	239,997	9.6	224,122	9.7
West South Central	155,061	6.2	161,451	7.0
East South Central	67,155	2.7	62,789	2.7
New England	81,870	3.3	91,436	4.0
Total	$2,496,251	100.0%	$2,312,167	100.0%
The maturities of the mortgage loans, gross of valuation allowances, as of September 30, 2013 and December 31, 2012 are as follows (dollars in thousands):

	September 30, 2013		December 31, 2012
	Recorded Investment	% of Total	Recorded Investment	% of Total
Due within five years	$1,024,065	41.0%	$1,187,387	51.3%
Due after five years through ten years	963,479	38.6	776,655	33.6
Due after ten years	508,707	20.4	348,125	15.1
Total	$2,496,251	100.0%	$2,312,167	100.0%
Information regarding the Company’s credit quality indicators for its recorded investment in mortgage loans, gross of valuation allowances, as of September 30, 2013 and December 31, 2012 is as follows (dollars in thousands):

	September 30, 2013		December 31, 2012
Internal credit risk grade:	Recorded Investment	% of Total	Recorded Investment	% of Total
High investment grade	$1,556,974	62.4%	$1,235,605	53.5%
Investment grade	754,369	30.2	834,494	36.1
Average	106,912	4.3	132,607	5.7
Watch list	49,173	2.0	76,463	3.3
In or near default	28,823	1.1	32,998	1.4
Total	$2,496,251	100.0%	$2,312,167	100.0%
The age analysis of the Company’s past due recorded investment in mortgage loans, gross of valuation allowances, as of September 30, 2013 and December 31, 2012 is as follows (dollars in thousands):

	September 30, 2013	December 31, 2012
31-60 days past due	$—	$7,504
61-90 days past due	—	—
Greater than 90 days	3,046	16,886
Total past due	3,046	24,390
Current	2,493,205	2,287,777
Total	$2,496,251	$2,312,167

The following table presents the recorded investment in mortgage loans, by method of measuring impairment, and the related valuation allowances as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30, 2013	December 31, 2012
Mortgage loans:
Individually measured for impairment	$32,624	$39,956
Collectively measured for impairment	2,463,627	2,272,211
Mortgage loans, gross of valuation allowances	2,496,251	2,312,167
Valuation allowances:
Individually measured for impairment	4,691	6,980
Collectively measured for impairment	2,978	4,600
Total valuation allowances	7,669	11,580
Mortgage loans, net of valuation allowances	$2,488,582	$2,300,587
Information regarding the Company’s loan valuation allowances for mortgage loans for the three and nine months ended September 30, 2013 and 2012 is as follows (dollars in thousands):

	Three months ended September 30,
	2013	2012
Balance, beginning of period	$7,903	$11,011
Charge-offs	—	(526)
Provision (release)	(234)	2,848
Balance, end of period	$7,669	$13,333

	Nine months ended September 30,
	2013	2012
Balance, beginning of period	$11,580	$11,793
Charge-offs	(2,148)	(4,595)
Provision (release)	(1,763)	6,135
Balance, end of period	$7,669	$13,333

Information regarding the portion of the Company’s mortgage loans that were impaired as of September 30, 2013 and December 31, 2012 is as follows (dollars in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Carrying Value
September 30, 2013:
Impaired mortgage loans with no valuation allowance recorded	$11,762	$11,157	$—	$11,157
Impaired mortgage loans with valuation allowance recorded	21,536	21,467	4,691	16,776
Total impaired mortgage loans	$33,298	$32,624	$4,691	$27,933
December 31, 2012:
Impaired mortgage loans with no valuation allowance recorded	$13,039	$12,496	$—	$12,496
Impaired mortgage loans with valuation allowance recorded	27,527	27,460	6,980	20,480
Total impaired mortgage loans	$40,566	$39,956	$6,980	$32,976

The Company’s average investment in impaired mortgage loans and the related interest income are reflected in the table below for the periods indicated (dollars in thousands):
	Three months ended September 30,
	2013		2012
	Average Investment(1)	Interest Income	Average Investment(1)	Interest Income
Impaired mortgage loans with no valuation allowance recorded	$13,631	$349	$11,054	$109
Impaired mortgage loans with valuation allowance recorded	21,490	266	35,047	461
Total	$35,121	$615	$46,101	$570

	Nine months ended September 30,
	2013		2012
	Average Investment(1)	Interest Income	Average Investment(1)	Interest Income
Impaired mortgage loans with no valuation allowance recorded	$13,504	$533	$16,312	$305
Impaired mortgage loans with valuation allowance recorded	24,337	801	36,178	1,180
Total	$37,841	$1,334	$52,490	$1,485
(1) Average recorded investment represents the average loan balances as of the beginning of period and all subsequent quarterly end of period balances.

The Company did not acquire any impaired mortgage loans during the nine months ended September 30, 2013 and 2012. The Company had $3.0 million and $16.9 million of mortgage loans, gross of valuation allowances, that were on nonaccrual status at September 30, 2013 and December 31, 2012, respectively.
Policy Loans
Policy loans comprised approximately 3.9% of the Company’s total investments as of both September 30, 2013 and December 31, 2012, substantially all of which are associated with one client. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due to the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. As policy loans represent premature distributions of policy liabilities, they have the effect of reducing future disintermediation risk. In addition, the Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.

Funds Withheld at Interest
Funds withheld at interest comprised approximately 18.0% and 17.0% of the Company’s total investments as of September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013 and December 31, 2012, approximately 70.0% and 69.7%, respectively, of the Company’s funds withheld at interest balance, net of embedded derivatives, was associated with one client. For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance funds withheld basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company and are reflected as funds withheld at interest on the Company’s condensed consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances with amounts owed to the Company from the ceding company. The Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance.
Other Invested Assets
Other invested assets include equity securities, limited partnership interests, real estate joint ventures, structured loans, derivative contracts, Federal Home Loan Bank of Des Moines ("FHLB") common stock (included in other), investments supporting unit-linked variable annuity type liabilities, which do not qualify as separate account assets (included in other), and real estate held-for-investment (included in other). Other invested assets represented approximately 3.5% of the Company’s total investments as of both September 30, 2013 and December 31, 2012. Carrying values of these assets as of September 30, 2013 and December 31, 2012 are as follows (dollars in thousands):

	September 30, 2013	December 31, 2012
Equity securities	$146,910	$222,700
Limited partnerships and real estate joint ventures	417,761	356,419
Structured loans	245,404	306,497
Derivatives	87,421	168,208
Other	218,895	105,719
Total other invested assets	$1,116,391	$1,159,543

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

	Amortized Cost/ Recorded Investment	Estimated Fair Value
Fixed maturity securities - available for sale:
Corporate securities	$2,585,095	$2,606,816
Asset-backed securities	137,251	138,918
Commercial mortgage-backed securities	703,313	704,065
U.S. Government and agencies securities	240,952	256,168
State and political subdivision securities	27,297	27,555
Other foreign government, supranational, and
foreign government-sponsored enterprises	56,776	55,437
Total fixed maturity securities - available for sale	3,750,684	3,788,959
Mortgage loans on real estate	1,009,454	1,021,661
Short-term investments	101,428	101,338
Cash and cash equivalents	501,593	501,593
Accrued interest	43,739	43,739
Total	$5,406,898	$5,457,290

5.	Derivative Instruments
Derivatives, except embedded derivatives, are carried on the Company’s condensed consolidated balance sheets in other invested assets or other liabilities, at fair value. Embedded derivative liabilities on modified coinsurance or funds withheld arrangements are included on the condensed consolidated balance sheets with the host contract in funds withheld at interest, at fair value. Embedded derivative liabilities on indexed annuity and variable annuity products are included on the condensed consolidated balance sheets with the host contract in interest-sensitive contract liabilities, at fair value. Embedded derivative assets are included on the condensed consolidated balance sheets in reinsurance ceded receivables. The following table presents the notional amounts and gross fair value of derivative instruments prior to taking into account the netting effects of master netting agreements as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30, 2013			December 31, 2012
	Notional	Carrying Value/Fair Value		Notional	Carrying Value/Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	$1,510,467	$45,280	$15,694	$2,195,059	$123,085	$17,867
Interest rate options	240,000	5,699	—	—	—	—
Financial futures	84,192	—	—	127,877	—	—
Foreign currency forwards	79,618	—	8,928	74,400	1,017	2,105
Consumer price index swaps	76,306	131	19	85,135	1,446	—
Credit default swaps	689,700	5,744	3,810	714,000	2,228	5,922
Equity options	704,402	43,621	—	696,776	62,514	—
Synthetic guaranteed investment contracts	3,978,244	—	—	2,018,073	—	—
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	—	—	175,933	—	—	243,177
Indexed annuity products	—	—	760,746	—	—	740,256
Variable annuity products	—	—	65,153	—	—	172,105
Total non-hedging derivatives	7,362,929	100,475	1,030,283	5,911,320	190,290	1,181,432
Derivatives designated as hedging instruments:
Interest rate swaps	51,335	—	2,770	57,275	344	786
Foreign currency swaps	780,274	9,344	4,325	629,512	—	27,398
Total hedging derivatives	831,609	9,344	7,095	686,787	344	28,184
Total derivatives	$8,194,538	$109,819	$1,037,378	$6,598,107	$190,634	$1,209,616
Netting Arrangements
Certain of the Company’s derivatives are subject to enforceable master netting arrangements and reported as a net asset or liability in the condensed consolidated balance sheets. The Company nets all derivatives that are subject to such arrangements.
The Company has elected to include all derivatives, except embedded derivatives, in the tables below, irrespective of whether they are subject to an enforceable master netting arrangement or a similar agreement. See Note 4 – "Investments" for information regarding the Company’s securities borrowing and repurchase/reverse repurchase programs. See “Embedded Derivatives” below for information regarding the Company’s bifurcated embedded derivatives.
The following table provides information relating to the Company’s derivative instruments as of September 30, 2013 and December 31, 2012 (dollars in thousands):

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash Collateral Pledged/ Received	Net Amount
September 30, 2013:
Derivative assets	$109,819	$(22,398)	$87,421	$(10,624)	$(64,027)	$12,770
Derivative liabilities	35,546	(22,398)	13,148	(15,238)	(8,150)	(10,240)
December 31, 2012:
Derivative assets	$190,634	$(22,426)	$168,208	$(22,458)	$(136,414)	$9,336
Derivative liabilities	54,078	(22,426)	31,652	(1,565)	(27,867)	2,220

Accounting for Derivative Instruments and Hedging Activities
The Company does not enter into derivative instruments for speculative purposes. As discussed below under “Non-qualifying Derivatives and Derivatives for Purposes Other Than Hedging,” the Company uses various derivative instruments for risk management purposes that either do not qualify or have not been qualified for hedge accounting treatment, including derivatives used to economically hedge changes in the fair value of liabilities associated with the reinsurance of variable annuities with guaranteed living benefits. As of September 30, 2013 and December 31, 2012, the Company held interest rate swaps that were designated and qualified as cash flow hedges of interest rate risk, held foreign currency swaps that were designated and qualified as hedges of a portion of its net investment in its foreign operations and had derivative instruments that were not designated as hedging instruments. See Note 2 – “Summary of Significant Accounting Policies” of the Company’s 2012 Annual Report for a detailed discussion of the accounting treatment for derivative instruments, including embedded derivatives. Derivative instruments are carried at fair value and generally require an insignificant amount of cash at inception of the contracts.
Cash Flow Hedges
The Company designates and accounts for certain interest rate swaps, in which the cash flows are denominated in different currencies, commonly referred to as cross-currency swaps, as cash flow hedges when they meet the requirements of the general accounting principles for Derivatives and Hedging.
The following table presents the components of AOCI, before income tax, and the condensed consolidated income statement classification where the gain or loss is recognized related to cash flow hedges for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Three months ended September 30,
	2013	2012
Accumulated other comprehensive income (loss), balance beginning of period	$(5,037)	$(719)
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	2,583	(2,831)
Amounts reclassified to investment income	(291)	(351)
Accumulated other comprehensive income (loss), balance end of period	$(2,745)	$(3,901)

	Nine months ended September 30,
	2013	2012
Accumulated other comprehensive income (loss), balance beginning of period	$403	$(828)
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	(2,352)	(2,044)
Amounts reclassified to investment income	(796)	(1,029)
Accumulated other comprehensive income (loss), balance end of period	$(2,745)	$(3,901)
As of September 30, 2013, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $0.6 million. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to investment income over the term of the investment cash flows. There were no hedged forecasted transactions, other than the receipt or payment of variable interest payments on existing financial instruments, for the three and nine months ended September 30, 2013 and 2012.

The following table presents the effects of derivatives in cash flow hedging relationships on the condensed consolidated statements of income and AOCI for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Deferred in AOCI on Derivatives	Amount and Location of Gains (Losses) Reclassified from AOCI into Income (Loss)		Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)		(Ineffective Portion and Amounts Excluded from Effectiveness Testing)
		Investment Related Gains (Losses)	Investment Income	Investment Related Gains (Losses)	Investment Income
For the three months ended September 30, 2013:
Interest rate swaps	$2,583	$—	$291	$(3)	$—
For the three months ended September 30, 2012:
Interest rate swaps	$(2,831)	$—	$351	$(3)	$—
For the nine months ended September 30, 2013:
Interest rate swaps	$(2,352)	$—	$796	$11	$—
For the nine months ended September 30, 2012:
Interest rate swaps	$(2,044)	$—	$1,029	$—	$—
Hedges of Net Investments in Foreign Operations
The Company uses foreign currency swaps to hedge a portion of its net investment in certain foreign operations against adverse movements in exchange rates. The following table illustrates the Company’s net investments in foreign operations (“NIFO”) hedges for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Derivative Gains (Losses) Deferred in AOCI
	For the three months ended September 30,		For the nine months ended September 30,
Type of NIFO Hedge (1) (2)	2013	2012	2013	2012
Foreign currency swaps	$(14,600)	$(19,454)	$20,235	$(23,457)

(1)
There were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from accumulated other comprehensive income (loss) into investment income during the periods presented.

(2)	There was no ineffectiveness recognized for the Company’s hedges of net investments in foreign operations.

The cumulative foreign currency translation gain (loss) recorded in AOCI related to these hedges was $3.8 million and $(16.4) million at September 30, 2013 and December 31, 2012, respectively. If a foreign operation was sold or substantially liquidated, the amounts in AOCI would be reclassified to the condensed consolidated statements of income. A pro rata portion would be reclassified upon partial sale of a foreign operation.
Non-qualifying Derivatives and Derivatives for Purposes Other Than Hedging
The Company uses various derivative instruments for risk management purposes that either do not qualify or have not been qualified for hedge accounting treatment, including derivatives used to economically hedge changes in the fair value of liabilities associated with the reinsurance of variable annuities with guaranteed living benefits. The gain or loss related to the change in fair value for these derivative instruments is recognized in investment related gains (losses), in the condensed consolidated statements of income, except where otherwise noted. The Company recognized investment related losses of $24.5 million and $20.6 million, for the three months, and $137.2 million and $31.8 million for the nine months ended September 30, 2013 and 2012, respectively, related to derivatives (not including embedded derivatives) that do not qualify or have not been qualified for hedge accounting.

A summary of the effect of non-hedging derivatives, including embedded derivatives, on the Company’s income statement for the three and nine months ended September 30, 2013 and 2012 is as follows (dollars in thousands):

		Gain (Loss) for the three months ended September 30,
Type of Non-hedging Derivative	Income Statement Location of Gain (Loss)	2013	2012
Interest rate swaps	Investment related gains (losses), net	$(8,221)	$(1,437)
Interest rate options	Investment related gains (losses), net	(2,374)	—
Financial futures	Investment related gains (losses), net	(1,140)	(3,977)
Foreign currency forwards	Investment related gains (losses), net	629	519
CPI swaps	Investment related gains (losses), net	(39)	422
Credit default swaps	Investment related gains (losses), net	10,807	7,817
Equity options	Investment related gains (losses), net	(24,113)	(23,916)
Embedded derivatives in:
Modco or funds withheld arrangements	Investment related gains (losses), net	(67,461)	54,836
Indexed annuity products	Policy acquisition costs and other insurance expenses	—	(224)
Indexed annuity products	Interest credited	28,379	(33,597)
Variable annuity products	Investment related gains (losses), net	19,829	2,579
Total non-hedging derivatives		$(43,704)	$3,022

		Gain (Loss) for the nine months ended September 30,
Type of Non-hedging Derivative	Income Statement Location of Gain (Loss)	2013	2012
Interest rate swaps	Investment related gains (losses), net	$(68,900)	$24,553
Interest rate options	Investment related gains (losses), net	(8,373)	—
Financial futures	Investment related gains (losses), net	(7,306)	(10,312)
Foreign currency forwards	Investment related gains (losses), net	(7,988)	(574)
CPI swaps	Investment related gains (losses), net	(2,027)	(1,811)
Credit default swaps	Investment related gains (losses), net	17,138	14,835
Equity options	Investment related gains (losses), net	(59,784)	(58,532)
Embedded derivatives in:
Modco or funds withheld arrangements	Investment related gains (losses), net	70,514	40,955
Indexed annuity products	Policy acquisition costs and other insurance expenses	—	(363)
Indexed annuity products	Interest credited	(32,637)	(26,059)
Variable annuity products	Investment related gains (losses), net	106,952	74,025
Total non-hedging derivatives		$7,589	$56,717
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

Financial Futures
Exchange-traded futures are used primarily to economically hedge liabilities embedded in certain variable annuity products. With exchange-traded futures transactions, the Company agrees to purchase or sell a specified number of contracts, the value of which is determined by the relevant indices, and to post variation margin on a daily basis in an amount equal to the difference between the daily estimated fair values of those contracts. The Company enters into exchange-traded futures with regulated futures commission merchants that are members of the exchange.
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

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of credit default swaps sold by the Company at September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30, 2013			December 31, 2012
Rating Agency Designation of Referenced Credit Obligations(1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)
AAA/AA-/A+/A/A-
Single name credit default swaps	$(80)	$112,500	5.2	$(2,077)	$124,500	5.9
Credit default swaps referencing indices	—	—	—	—	—	—
Subtotal	(80)	112,500	5.2	(2,077)	124,500	5.9
BBB+/BBB/BBB-
Single name credit default swaps	(1,734)	144,200	5.0	(2,345)	135,500	5.5
Credit default swaps referencing indices	3,936	415,000	4.2	937	430,000	5.0
Subtotal	2,202	559,200	4.4	(1,408)	565,500	5.1
BB+
Single name credit default swaps	—	—	—	(222)	6,000	4.5
Credit default swaps referencing indices	—	—	—	—	—	—
Subtotal	—	—	—	(222)	6,000	4.5
Total	$2,122	$671,700	4.6	$(3,707)	$696,000	5.2

(1)	The rating agency designations are based on ratings from Standard and Poor’s (“S&P”).

(2)	Assumes the value of the referenced credit obligations is zero.

(3)	The weighted average years to maturity of the credit default swaps is calculated based on weighted average notional amounts.
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
Embedded Derivatives
The Company has certain embedded derivatives which are required to be separated from their host contracts and reported as derivatives. Host contracts include reinsurance treaties structured on a modified coinsurance (“modco”) or funds withheld basis. Changes in fair values of embedded derivatives on modco or funds withheld treaties are net of an increase (decrease) in investment related gains (losses), net of $1.0 million and $(6.2) million for the three months, and $(1.0) million and $(63.4) million for the nine months ended September 30, 2013 and 2012, respectively, associated with the Company’s own credit risk. Changes in fair values of embedded derivatives on variable annuity contracts are net of an increase (decrease) in investment related gains (losses), net of $(3.7) million and $(28.3) million for the three months, and $(8.6) million and $23.2 million for the nine months ended September 30, 2013 and 2012, respectively, associated with the Company’s own credit risk. Additionally, the Company reinsures equity-indexed annuity and variable annuity contracts with benefits that are considered embedded derivatives, including guaranteed minimum withdrawal benefits, guaranteed minimum accumulation benefits, and guaranteed minimum income benefits. The related gains (losses) and the effect on net income after amortization of deferred acquisition costs (“DAC”) and income taxes for the three and nine months ended September 30, 2013 and 2012 are reflected in the following table (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Embedded derivatives in modco or funds withheld arrangements included in investment related gains	$(67,461)	$54,836	$70,514	$40,955
After the associated amortization of DAC and taxes, the related amounts included in net income	(15,693)	11,228	19,842	10,563
Embedded derivatives in variable annuity contracts included in investment related gains	19,829	2,579	106,952	74,025
After the associated amortization of DAC and taxes, the related amounts included in net income	11,052	1,588	52,326	494
Amounts related to embedded derivatives in equity-indexed annuities included in benefits and expenses	28,379	(33,821)	(32,637)	(26,422)
After the associated amortization of DAC and taxes, the related amounts included in net income	6,622	(22,529)	(53,772)	6,465
Credit Risk
The Company manages its credit risk related to over-the-counter ("OTC") derivatives by entering into transactions with creditworthy counterparties, maintaining collateral arrangements and through the use of master netting agreements that provide for a single net payment to be made by one counterparty to another at each due date and upon termination.
The credit exposure of the Company's OTC derivative transactions is represented by the contracts with a positive fair value (market value) at the reporting date. To reduce credit exposures, the Company seeks to (i) enter into OTC derivative transactions pursuant to master netting agreements that provide for a netting of payments and receipts with a single counterparty, and (ii) enter into agreements that allow the use of credit support annexes, which are bilateral rating-sensitive agreements that require collateral postings at established threshold levels. Certain of the Company's OTC derivatives are cleared derivatives, which are bilateral transactions between the Company and a counterparty where the transactions are cleared through a clearinghouse, such that each derivative counterparty is only exposed to the default of the clearinghouse. These cleared transactions require initial and daily variation margin collateral postings and include certain interest rate swaps and credit default swaps entered into on or after June 10, 2013, related to new guidelines implemented under the Dodd-Frank Wall Street Reform and Consumer Protection Act. Also, the Company enters into exchange-traded futures through regulated exchanges and these transactions are settled on a daily basis, thereby reducing credit risk exposure in the event of non-performance by counterparties to such financial instruments.
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
The Company’s credit exposure related to derivative contracts is generally limited to the fair value at the reporting date plus or minus any collateral posted or held by the Company. Information regarding the Company’s credit exposure related to its over-the-counter derivative contracts and margin account for exchange-traded futures at September 30, 2013 and December 31, 2012 are reflected in the following table (dollars in thousands):

	September 30, 2013	December 31, 2012
Estimated fair value of derivatives in net asset position	$74,273	$136,558
Cash provided as collateral(1)	8,150	27,867
Securities pledged to counterparties as collateral(2)	15,238	1,565
Cash pledged from counterparties as collateral(3)	(64,027)	(136,414)
Securities pledged from counterparties as collateral(4)	(10,624)	(22,458)
Initial margin for cleared derivatives	(10,869)	—
Net credit exposure	$12,141	$7,118
Margin account related to exchange-traded futures(5)	$3,833	$5,605

(1)	Consists of receivable from counterparty, included in other assets.

(2)	Included in other invested assets, primarily consists of U.S. Treasury securities.

(3)	Included in cash and cash equivalents, with obligation to return cash collateral recorded in other liabilities.

(4)	Consists of U.S. Treasury securities.

(5)	Included in cash and cash equivalents.

6.	Fair Value of Assets and Liabilities
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

Assets and Liabilities by Hierarchy Level
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 are summarized below (dollars in thousands):

September 30, 2013:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
Corporate securities	$11,934,562	$58,111	$10,356,155	$1,520,296
Canadian and Canadian provincial governments	3,491,156	—	3,491,156	—
Residential mortgage-backed securities	951,838	—	818,567	133,271
Asset-backed securities	885,278	—	457,198	428,080
Commercial mortgage-backed securities	1,453,114	—	1,328,173	124,941
U.S. government and agencies securities	430,847	362,269	65,156	3,422
State and political subdivision securities	297,729	—	253,688	44,041
Other foreign government supranational and foreign government-sponsored enterprises	1,844,584	302,997	1,514,427	27,160
Total fixed maturity securities – available-for-sale	21,289,108	723,377	18,284,520	2,281,211
Funds withheld at interest – embedded derivatives	(175,933)	—	—	(175,933)
Cash equivalents	671,999	671,999	—	—
Short-term investments	19,436	12,761	6,675	—
Other invested assets:
Non-redeemable preferred stock	82,839	75,279	2,735	4,825
Other equity securities	64,071	64,071	—	—
Derivatives:
Interest rate swaps	29,102	—	29,102	—
Interest rate options	5,699	—	5,699	—
Foreign currency forwards	—	—	—	—
CPI swaps	112	—	112	—
Credit default swaps	1,764	—	1,764	—
Equity options	43,482	—	43,482	—
Foreign currency swaps	7,262	—	7,262	—
Other	15,514	15,514	—	—
Total other invested assets	249,845	154,864	90,156	4,825
Total	$22,054,455	$1,563,001	$18,381,351	$2,110,103
Liabilities:
Interest sensitive contract liabilities – embedded derivatives	$825,899	$—	$—	$825,899
Other liabilities:
Derivatives:
Interest rate swaps	2,286	—	2,286	—
Foreign currency forwards	8,928	—	8,928	—
Credit default swaps	(170)	—	(170)	—
Equity options	(139)	—	(139)	—
Foreign currency swaps	2,243	—	2,243	—
Total	$839,047	$—	$13,148	$825,899

December 31, 2012:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
Corporate securities	$12,380,071	$43,544	$10,667,964	$1,668,563
Canadian and Canadian provincial governments	4,049,334	—	4,049,334	—
Residential mortgage-backed securities	1,042,064	—	948,133	93,931
Asset-backed securities	691,555	—	459,164	232,391
Commercial mortgage-backed securities	1,698,903	—	1,531,897	167,006
U.S. government and agencies securities	265,190	192,780	67,872	4,538
State and political subdivision securities	302,498	—	259,286	43,212
Other foreign government, supranational and foreign government-sponsored enterprises	1,861,999	297,025	1,536,694	28,280
Total fixed maturity securities – available-for-sale	22,291,614	533,349	19,520,344	2,237,921
Funds withheld at interest – embedded derivatives	(243,177)	—	—	(243,177)
Cash equivalents	575,864	575,864	—	—
Short-term investments	239,131	178,923	38,177	22,031
Other invested assets:
Non-redeemable preferred stock	74,841	64,268	10,573	—
Other equity securities	147,859	147,859	—	—
Derivatives:
Interest rate swaps	104,972	—	104,972	—
Foreign currency forwards	1,017	—	1,017	—
CPI swaps	1,446	—	1,446	—
Credit default swaps	(1,741)	—	(1,741)	—
Equity options	62,514	—	62,514	—
Collateral	17,002	1,323	15,679	—
Other	11,951	11,951	—	—
Total other invested assets	419,861	225,401	194,460	—
Total	$23,283,293	$1,513,537	$19,752,981	$2,016,775
Liabilities:
Interest sensitive contract liabilities – embedded derivatives	$912,361	$—	$—	$912,361
Other liabilities:
Derivatives:
Interest rate swaps	196	—	196	—
Foreign currency forwards	2,105	—	2,105	—
Credit default swaps	1,953	—	1,953	—
Foreign currency swaps	27,398	—	27,398	—
Total	$944,013	$—	$31,652	$912,361
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
For assets and liabilities reported at fair value, the Company utilizes when available, fair values based on quoted prices in active markets that are regularly and readily obtainable. Generally, these are very liquid investments and the valuation does not require management judgment. When quoted prices in active markets are not available, fair value is based on market valuation techniques, market comparable pricing and the income approach. The use of different techniques, assumptions and inputs may have a material effect on the estimated fair values of the Company’s securities holdings. For the quarters ended September 30, 2013 and 2012, the application of market standard valuation techniques applied to similar assets and liabilities has been consistent.
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
Cash Equivalents and Short-Term Investments – Cash equivalents and short-term investments include money market instruments, commercial paper and other highly liquid debt instruments. Money market instruments are generally valued using unadjusted quoted prices in active markets that are accessible for identical assets and are primarily classified as Level 1. The fair value of certain other short-term investments, such as floating rate notes and bonds with original maturities less than twelve months, are based upon other market observable data and are typically classified as Level 2. However, certain short-term investments may incorporate significant unobservable inputs resulting in a Level 3 classification. Various time deposits carried as cash equivalents or short-term investments are not measured at estimated fair value and therefore are excluded from the tables presented.
Equity Securities – Equity securities consist principally of exchange-traded funds and preferred stock of publicly and privately traded companies. The fair values of publicly traded equity securities are primarily based on quoted market prices in active markets and are classified within Level 1 in the fair value hierarchy. The fair values of preferred equity securities, for which quoted market prices are not readily available, are based on prices obtained from independent pricing services and these securities are generally classified within Level 2 in the fair value hierarchy. Non-binding broker quotes for equity securities are generally based on significant unobservable inputs and are reflected as Level 3 in the fair value hierarchy.

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
Level 3 Measurements and Transfers
As of September 30, 2013 and December 31, 2012, respectively, the Company classified approximately 10.7% and 10.0% of its fixed maturity securities in the Level 3 category. These securities primarily consist of private placement corporate securities and bank loans with inactive trading markets. Additionally, the Company has included asset-backed securities with subprime exposure and mortgage-backed securities with below investment grade ratings in the Level 3 category due to market uncertainty associated with these securities and the Company’s utilization of unobservable information from third parties for the valuation of these securities.

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

The following table presents quantitative information about significant unobservable inputs used in Level 3 fair value measurements developed by the Company, which does not include unobservable Level 3 asset and liability measurements provided by third parties, as of September 30, 2013 and December 31, 2012 (dollars in thousands):

September 30, 2013:		Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Fair Value
Assets:
State and political subdivision securities	$5,032	Market comparable securities	Liquidity premium	1%
Corporate securities	366,372	Market comparable securities	Liquidity premium	0-2% (1%)
Funds withheld at interest- embedded derivatives	(175,933)	Total return swap	Mortality	0-100% (1%)
			Lapse	0-35% (6%)
			Withdrawal	0-5% (3%)
			Own Credit	0-1% (1%)
			Crediting rate	2-4% (3%)
Liabilities:
Interest sensitive contract liabilities- embedded derivatives- indexed annuities	760,746	Discounted cash flow	Mortality	0-100% (1%)
			Lapse	0-35% (6%)
			Withdrawal	0-5% (3%)
			Option budget projection	2-4% (3%)

Interest sensitive contract liabilities- embedded derivatives- variable annuities	65,153	Discounted cash flow	Mortality	0-100% (2%)
			Lapse	0-25% (5%)
			Withdrawal	0-7% (3%)
			Own Credit	0-1% (1%)
			Long-term volatility	0-27% (13%)

December 31, 2012:	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)

Assets:
State and political subdivision securities	$5,451	Market comparable securities	Liquidity premium	1%

Corporate securities	450,177	Market comparable securities	Liquidity premium	0-2% (1%)

Short-term investments	22,031	Market comparable securities	Liquidity premium	1%

Funds withheld at interest- embedded derivatives	(243,177)	Total return swap	Mortality	0-100% (1%)
			Lapse	0-35% (6%)
			Withdrawal	0-5% (3%)
			Own Credit	0-1% (1%)
			Crediting Rate	2-4% (3%)

Liabilities:
Interest sensitive contract liabilities- embedded derivatives- indexed annuities	740,256	Discounted cash flow	Mortality	0-100% (1%)
			Lapse	0-35% (6%)
			Withdrawal	0-5% (3%)
			Option budget projection	2-4% (3%)

Interest sensitive contract liabilities- embedded derivatives- variable annuities	172,105	Discounted cash flow	Mortality	0-100% (2%)
			Lapse	0-25% (5%)
			Withdrawal	0-7% (3%)
			Own Credit	0-1% (1%)
			Long-term volatility	0-27% (14%)
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

Transfers from Level 1 to Level 2 are due to the lack of observable market data when pricing these securities, while transfers from Level 2 to Level 1 are due to an increase in the availability of market observable data in an active market. The following tables present the transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Three months ended September 30,
	2013		2012
	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1
Fixed maturity securities - available-for-sale:
Corporate securities	$—	$—	$11,777	$—
Other foreign government, supranational and foreign government-sponsored enterprises	—	—	2,163	—
Total fixed maturity securities	—	—	13,940	—
Non-redeemable preferred stock	—	—	9,646	11,068
Total	$—	$—	$23,586	$11,068

	Nine months ended September 30,
	2013		2012
	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1
Fixed maturity securities - available-for-sale:
Corporate securities	$—	$14,012	$14,773	$4
U.S. government and agencies securities	—	—	—	11,152
State and political subdivision securities	—	—	12,794	—
Other foreign government, supranational and foreign government-sponsored enterprises	—	—	3,222	—
Total fixed maturity securities	—	14,012	30,789	11,156
Non-redeemable preferred stock	—	—	9,646	11,068
Total	$—	$14,012	$40,435	$22,224

The tables below provide a summary of the changes in fair value of Level 3 assets and liabilities for the three and nine months ended September 30, 2013, as well as the portion of gains or losses included in income for the three and nine months ended September 30, 2013 attributable to unrealized gains or losses related to those assets and liabilities still held at September 30, 2013 (dollars in thousands):

For the three months ended September 30, 2013:	Fixed maturity securities - available-for-sale
	Corporate securities	Residential mortgage- backed securities	Asset-backed securities	Commercial mortgage- backed securities	U.S. Government and agencies securities
Fair value, beginning of period	$1,592,005	$140,054	$352,606	$180,982	$—
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(2,254)	24	2,314	466	—
Investment related gains (losses), net	(924)	(419)	53	(6,864)	—
Claims & other policy benefits	—	—	—	—	—
Interest credited	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—
Included in other comprehensive income	587	122	370	8,998	(40)
Purchases(1)	80,644	2,623	91,675	19,420	—
Sales(1)	(53,052)	(1,116)	(8,659)	(81,253)	—
Settlements(1)	(90,493)	(8,017)	(4,812)	(233)	—
Transfers into Level 3	2,760	—	—	3,425	3,462
Transfers out of Level 3	(8,977)	—	(5,467)	—	—
Fair value, end of period	$1,520,296	$133,271	$428,080	$124,941	$3,422
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(2,096)	$24	$2,314	$301	$—
Investment related gains (losses), net	—	—	—	(134)	—
Claims & other policy benefits	—	—	—	—	—
Interest credited	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—

For the three months ended September 30, 2013 (continued):	Fixed maturity securities available-for-sale
	State and political subdivision securities	Other foreign government, supranational and foreign government-sponsored enterprises	Funds withheld at interest- embedded derivative	Other invested assets- non-redeemable preferred stock	Interest sensitive contract liabilities embedded derivatives
Fair value, beginning of period	$41,275	$26,830	$(108,473)	$—	$(878,568)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	9	(77)	—	—	—
Investment related gains (losses), net	(4)	—	(67,460)	—	19,829
Claims & other policy benefits	—	—	—	—	—
Interest credited	—	—	—	—	28,378
Policy acquisition costs and other insurance expenses	—	—	—	—	—
Included in other comprehensive income	1,844	407	—	186	—
Purchases(1)	—	—	—	—	(16,082)
Sales(1)	—	—	—	—	—
Settlements(1)	(62)	—	—	—	20,544
Transfers into Level 3	979	—	—	4,639	—
Transfers out of Level 3	—	—	—	—	—
Fair value, end of period	$44,041	$27,160	$(175,933)	$4,825	$(825,899)
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$9	$(77)	$—	$—	$—
Investment related gains (losses), net	—	—	(67,460)	—	19,326
Claims & other policy benefits	—	—	—	—	—
Interest credited	—	—	—	—	7,834
Policy acquisition costs and other insurance expenses	—	—	—	—	—

For the nine months ended September 30, 2013:	Fixed maturity securities - available-for-sale
	Corporate securities	Residential mortgage-backed securities	Asset-backed securities	Commercial mortgage-backed securities	U.S. Government and agencies securities	State and political subdivision securities
Fair value, beginning of period	$1,668,563	$93,931	$232,391	$167,006	$4,538	$43,212
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(6,594)	18	4,719	1,548	—	27
Investment related gains (losses), net	(1,837)	(394)	(1,468)	(16,726)	—	(12)
Claims & other policy benefits	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—	—
Included in other comprehensive income	(36,123)	(78)	15,007	36,943	(40)	204
Purchases(1)	256,006	54,543	220,098	19,420	—	—
Sales(1)	(109,123)	(3,733)	(24,951)	(83,974)	—	—
Settlements(1)	(236,392)	(20,307)	(16,248)	(2,701)	—	(369)
Transfers into Level 3	10,906	14,631	8,305	3,425	3,462	979
Transfers out of Level 3	(25,110)	(5,340)	(9,773)	—	(4,538)	—
Fair value, end of period	$1,520,296	$133,271	$428,080	$124,941	$3,422	$44,041
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(6,313)	$17	$4,711	$1,382	$—	$27
Investment related gains (losses), net	(202)	—	—	(10,243)	—	—
Claims & other policy benefits	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—	—

For the nine months ended September 30, 2013 (continued):	Fixed maturity securities available-for-sale
	Other foreign government, supranational and foreign government- sponsored enterprises	Funds withheld at interest- embedded derivative	Short-term investments	Other invested assets- non-redeemable preferred stock	Interest sensitive contract liabilities embedded derivatives
Fair value, beginning of period	$28,280	$(243,177)	$22,031	$—	$(912,361)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(227)	—	(3)	—	—
Investment related gains (losses), net	—	67,244	—	—	106,952
Claims & other policy benefits	—	—	—	—	—
Interest credited	—	—	—	—	(32,637)
Policy acquisition costs and other insurance expenses	—	—	—	—	—
Included in other comprehensive income	(893)	—	(28)	186	—
Purchases(1)	—	—	—	—	(44,707)
Sales(1)	—	—	—	—	—
Settlements(1)	—	—	(22,000)	—	56,854
Transfers into Level 3	—	—	—	4,639	—
Transfers out of Level 3	—	—	—	—	—
Fair value, end of period	$27,160	$(175,933)	$—	$4,825	$(825,899)
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(227)	$—	$(4)	$—	$—
Investment related gains (losses), net	—	67,244	—	—	104,237
Claims & other policy benefits	—	—	—	—	—
Interest credited	—	—	—	—	(89,491)
Policy acquisition costs and other insurance expenses	—	—	—	—	—

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

For the three months ended September 30, 2012:	Fixed maturity securities - available-for-sale
	Corporate securities	Residential mortgage-backed securities	Asset-backed securities	Commercial mortgage-backed securities	U.S. Government and agencies securities	State and political subdivision securities
Fair value, beginning of period	$994,014	$49,591	$128,358	$115,733	$—	$14,486
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(4,846)	114	54	446	(59)	1
Investment related gains (losses), net	(1,059)	(187)	(3)	(2,088)	—	(4)
Claims & other policy benefits	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—	—
Included in other comprehensive income	22,280	479	7,658	6,188	(15)	3,433
Purchases (1)	556,031	31,020	62,109	21,092	4,640	—
Sales(1)	(18,548)	(24,566)	(3,725)	—	—	—
Settlements(1)	(31,448)	(1,437)	(4,407)	(511)	—	(116)
Transfers into Level 3	1,293	1,804	5,006	26,208	—	29,150
Transfers out of Level 3	(10,444)	(7,459)	(5,460)	—	—	—
Fair value, end of period	$1,507,273	$49,359	$189,590	$167,068	$4,566	$46,950
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(4,861)	$28	$40	$446	$(59)	$1
Investment related gains (losses), net	(223)	—	(242)	(2,088)	—	—
Claims & other policy benefits	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—	—

For the three months ended September 30, 2012 (continued):	Funds withheld at interest- embedded derivatives	Short-term investments	Other invested assets- other equity securities	Reinsurance ceded receivable- embedded derivatives	Interest sensitive contract liabilities embedded derivatives
Fair value, beginning of period	$(375,337)	$—	$3,227	$4,416	$(938,927)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	—	(7)	—	—	—
Investment related gains (losses), net	54,836	—	—	—	2,579
Claims & other policy benefits	—	—	—	—	213
Interest credited	—	—	—	—	(33,980)
Policy acquisition costs and other insurance expenses	—	—	—	(124)	—
Included in other comprehensive income	—	54	—	—	—
Purchases(1)	—	22,014	—	—	(8,502)
Sales(1)	—	—	—	—	—
Settlements(1)	—	—	—	(100)	24,813
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	(3,227)	—	—
Fair value, end of period	$(320,501)	$22,061	$—	$4,192	$(953,804)
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$—	$(7)	$—	$—	$—
Investment related gains (losses), net	54,836	—	—	—	427
Claims & other policy benefits	—	—	—	—	(23)
Interest credited	—	—	—	—	(58,621)
Policy acquisition costs and other insurance expenses	—	—	—	13	—

For the nine months ended September 30, 2012:	Fixed maturity securities - available-for-sale
	Corporate securities	Residential mortgage-backed securities	Asset-backed securities	Commercial mortgage-backed securities	U.S. Government and agencies securities	State and political subdivision securities
Fair value, beginning of period	$974,169	$81,655	$193,492	$115,976	$—	$10,373
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(4,738)	413	497	1,579	(59)	5
Investment related gains (losses), net	(2,339)	(223)	(510)	(13,771)	—	(12)
Claims & other policy benefits	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—	—
Included in other comprehensive income	31,940	1,886	16,135	17,436	(15)	4,666
Purchases (1)	645,466	31,602	64,121	21,092	4,640	—
Sales(1)	(45,833)	(40,790)	(11,627)	(1,552)	—	—
Settlements(1)	(84,819)	(5,139)	(11,510)	(568)	—	(162)
Transfers into Level 3	18,738	8,979	6,086	37,054	—	37,588
Transfers out of Level 3	(25,311)	(29,024)	(67,094)	(10,178)	—	(5,508)
Fair value, end of period	$1,507,273	$49,359	$189,590	$167,068	$4,566	$46,950
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(4,747)	$283	$440	$1,579	$(59)	$5
Investment related gains (losses), net	(1,329)	(269)	(849)	(14,163)	—	—
Claims & other policy benefits	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—	—

For the nine months ended September 30, 2012 (continued):	Funds withheld at interest- embedded derivatives	Short-term investments	Other invested assets- other equity securities	Reinsurance ceded receivable-embedded derivatives	Interest sensitive contract liabilities embedded derivatives
Fair value, beginning of period	$(361,456)	$—	$11,489	$4,945	$(1,028,241)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	—	(7)	—	—	—
Investment related gains (losses), net	40,955	—	1,098	—	74,025
Claims & other policy benefits	—	—	—	—	770
Interest credited	—	—	—	—	(27,348)
Policy acquisition costs and other insurance expenses	—	—	—	(449)	—
Included in other comprehensive income	—	54	843	—	—
Purchases(1)	—	22,014	108	—	(48,199)
Sales(1)	—	—	(3,788)	—	—
Settlements(1)	—	—	—	(304)	75,189
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	(9,750)	—	—
Fair value, end of period	$(320,501)	$22,061	$—	$4,192	$(953,804)
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$—	$(7)	$—	$—	$—
Investment related gains (losses), net	40,955	—	(183)	—	68,315
Claims & other policy benefits	—	—	—	—	56
Interest credited	—	—	—	—	(102,017)
Policy acquisition costs and other insurance expenses	—	—	—	(33)	—

(1)
The amount reported within purchases, sales and settlements is the purchase price (for purchases) and the sales/settlement proceeds (for sales and settlements) based upon the actual date purchased or sold/settled. Items purchased and sold/settled in the same period are excluded from the rollforward. The Company had no issuances during the period.

Nonrecurring Fair Value Measurements
The following table presents information for assets measured at estimated fair value on a nonrecurring basis during the periods presented; that is, they are not measured at fair value on a recurring basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). The estimated fair values for these assets were determined using significant unobservable inputs (Level 3).

	Three months ended September 30,
(dollars in thousands)	2013			2012
	Carrying Value Prior to Measurement	Estimated Fair Value After Measurement	Net Investment Gains (Losses)	Carrying Value Prior to Measurement	Estimated Fair Value After Measurement	Net Investment Gains (Losses)
Mortgage loans(1)	$13,528	$13,575	$47	$25,092	$23,467	$(1,625)
Limited partnership interests(2)	—	—	—	23,012	15,558	(7,454)

	Nine months ended September 30,
	2013			2012
	Carrying Value Prior to Measurement	Estimated Fair Value After Measurement	Net Investment Gains (Losses)	Carrying Value Prior to Measurement	Estimated Fair Value After Measurement	Net Investment Gains (Losses)
Mortgage loans(1)	$13,436	$13,575	$139	$27,836	$23,467	$(4,369)
Limited partnership interests(2)	11,590	9,161	(2,429)	25,191	16,944	(8,247)
Real estate(3)	4,736	4,136	(600)	—	—	—

(1)
Mortgage loans — The impaired mortgage loans presented above were written down to their estimated fair values at the date the impairments were recognized and are reported as losses above. Subsequent improvements in estimated fair value on previously impaired loans recorded through a reduction in the previously established valuation allowance are reported as gains above. Nonrecurring fair value adjustments on mortgage loans are based on the fair value of underlying collateral or discounted cash flows.

(2)
Limited partnership interests — The impaired investments presented above were accounted for using the cost method. Impairments on these cost method investments were recognized at estimated fair value determined using the net asset values of the Company’s ownership interest as provided in the financial statements of the investees. The market for these investments has limited activity and price transparency.

(3)
Real estate investment - The impaired real estate investments presented above were written down to their estimated fair value at the date of impairment and are reported as losses above. The impairments were based on third-party appraisal values obtained and reviewed by the Company.

Fair Value of Financial Instruments
The Company is required by general accounting principles for Fair Value Measurements and Disclosures to disclose the fair value of certain financial instruments including those that are not carried at fair value. The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments, which were not measured at fair value on a recurring basis, at September 30, 2013 and December 31, 2012 (dollars in thousands):

September 30, 2013	Carrying Value	Estimated Fair Value	Fair Value Measurement Using:
			Level 1	Level 2	Level 3
Assets:
Mortgage loans on real estate	$2,488,582	$2,515,250	$—	$—	$2,515,250
Policy loans	1,244,878	1,244,878	—	1,244,878	—
Funds withheld at interest(1)	5,917,002	6,144,891	—	—	6,144,891
Cash and cash equivalents(2)	751,236	751,236	751,236	—	—
Short-term investments(2)	24,756	24,756	24,756	—	—
Other invested assets(2)	652,759	694,909	4,956	31,436	658,517
Accrued investment income	262,330	262,330	—	262,330	—
Liabilities:
Interest-sensitive contract liabilities(1)	$11,104,386	$10,923,043	$—	$—	$10,923,043
Long-term debt	2,214,170	2,348,049	—	—	2,348,049
Collateral finance facility	484,712	365,307	—	—	365,307

December 31, 2012:	Carrying Value	Estimated Fair Value	Fair Value Measurement Using:
			Level 1	Level 2	Level 3
Assets:
Mortgage loans on real estate	$2,300,587	$2,426,688	$—	$—	$2,426,688
Policy loans	1,278,175	1,278,175	—	1,278,175	—
Funds withheld at interest(1)	5,837,359	6,362,324	—	—	6,362,324
Cash and cash equivalents(2)	684,028	684,028	684,028	—	—
Short-term investments(2)	48,951	48,951	48,951	—	—
Other invested assets(2)	596,336	626,358	—	32,250	594,108
Accrued investment income	201,344	201,344	—	201,344	—
Liabilities:
Interest-sensitive contract liabilities(1)	$11,566,962	$11,926,339	$—	$—	$11,926,339
Long-term debt	1,815,253	2,014,062	—	—	2,014,062
Collateral finance facility	652,010	456,050	—	—	456,050

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
Other Invested Assets – This primarily includes limited partnership interests accounted for using the cost method, structured loans, investments supporting unit-linked variable annuity type liabilities, FHLB common stock and cash collateral. The fair value of limited partnerships and other investments accounted for using the cost method is determined using the net asset values of the Company’s ownership interest as provided in the financial statements of the investees. The valuation of these investments is considered Level 3 in the fair value hierarchy due to the limited activity and price transparency inherent in the market for such investments. The fair value of structured loans is estimated based on a discounted cash flow analysis using discount rates applicable to each structured loan, this is considered Level 3 in the fair value hierarchy. The fair value of the investments supporting unit-linked variable annuity type liabilities is considered to be the carrying value and it is considered Level 3 in the fair value hierarchy. The fair value of the Company’s common stock investment in the Federal Home Loan Bank of Des Moines is considered to be the carrying value and it is considered Level 2 in the fair value hierarchy. The fair value of the Company's cash collateral is considered to be the carrying value and considered to be Level 1 in the fair value hierarchy.
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

	Three months ended September 30,		Nine months ended September 30,
Total revenues:	2013	2012	2013	2012
U.S.	$1,337,562	$1,446,834	$4,402,212	$4,141,202
Canada	292,504	287,629	884,918	839,491
Europe & South Africa	358,796	323,225	1,036,935	955,505
Asia Pacific	376,929	364,516	1,134,071	1,101,934
Corporate and Other	24,024	26,877	123,423	79,677
Total	$2,389,815	$2,449,081	$7,581,559	$7,117,809

	Three months ended September 30,		Nine months ended September 30,
Income (loss) before income taxes:	2013	2012	2013	2012
U.S.	$105,867	$156,678	$450,719	$390,009
Canada	41,869	37,520	113,836	127,613
Europe & South Africa	41,553	32,166	74,756	58,363
Asia Pacific	17,112	(16,483)	(258,818)	39,443
Corporate and Other	(4,706)	(8,402)	25,271	(17,294)
Total	$201,695	$201,479	$405,764	$598,134
The loss before income taxes for the nine months ended September 30, 2013 in the Asia Pacific segment reflects an increase in Australian group claims liabilities related to total and permanent disability coverage and disability income benefits as well as poor claims experience in the Australian operation's individual lump sum and individual disability businesses.

Total Assets:	September 30, 2013	December 31, 2012
U.S.	$24,601,693	$24,924,363
Canada	4,065,475	3,764,002
Europe & South Africa	2,403,094	2,235,199
Asia Pacific	3,396,639	3,208,732
Corporate and Other	5,059,654	6,228,142
Total	$39,526,555	$40,360,438

8.	Commitments and Contingent Liabilities
At September 30, 2013, the Company’s commitments to fund investments were $241.9 million in limited partnerships, $23.1 million in commercial mortgage loans and $58.2 million in bank loans, including revolving credit agreements. At December 31, 2012, the Company’s commitments to fund investments were $176.7 million in limited partnerships, $22.2 million in commercial mortgage loans and $68.5 million in bank loans, including revolving credit agreements. The Company anticipates that the majority of its current commitments will be invested over the next five years; however, these commitments could become due any time at the request of the counterparties. Investments in limited partnerships and private placements are carried at cost or reported using the equity method and included in other invested assets in the condensed consolidated balance sheets. Bank loans are carried at fair value and included in fixed maturities available-for-sale.
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

The Company has obtained bank letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions. At September 30, 2013 and December 31, 2012, there were approximately $223.7 million and $45.4 million, respectively, of undrawn outstanding bank letters of credit in favor of third parties. Additionally, the Company utilizes letters of credit primarily to secure reserve credits when it retrocedes business to its subsidiaries, including Parkway Reinsurance Company (“Parkway Re”), Rockwood Reinsurance Company (“Rockwood Re”), Timberlake Financial L.L.C. (“Timberlake Financial”), RGA Americas Reinsurance, Ltd. (“RGA Americas”), RGA Reinsurance Company (Barbados) Ltd. (“RGA Barbados”) and RGA Atlantic Reinsurance Company, Ltd. (“RGA Atlantic”). The Company cedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions such as the U.S. and the United Kingdom. The capital required to support the business in the affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of September 30, 2013 and December 31, 2012, $916.5 million and $763.5 million, respectively, in undrawn letters of credit from various banks were outstanding, primarily backing reinsurance between the various subsidiaries of the Company. The banks providing letters of credit to the Company are included on the National Association of Insurance Commissioners (“NAIC”) list of approved banks.
The Company maintains seven credit facilities, a syndicated revolving credit facility with a capacity of $850.0 million and six letter of credit facilities with a combined capacity of $894.3 million. The Company may borrow cash and obtain letters of credit in multiple currencies under its syndicated revolving credit facility. The following table provides additional information on the Company’s credit facilities as of September 30, 2013 and December 31, 2012 (dollars in millions):

		Amount Utilized(1)
Facility Capacity	Maturity Date	September 30, 2013	December 31, 2012	Basis of Fees
$850.0	December 2015	$73.9	$402.9	Senior unsecured long-term debt rating
200.0	September 2019	200.0	200.0	Fixed
120.0	May 2016	115.0	100.0	Fixed
270.0	November 2017	270.0	—	Fixed
100.0	June 2017	92.2	—	Fixed
52.9	November 2013	52.9	—	Fixed
151.4	March 2019	151.4	—	Fixed

(1)	Represents issued but undrawn letters of credit. There was no cash borrowed for the periods presented.
RGA has issued guarantees to third parties on behalf of its subsidiaries for the payment of amounts due under certain reinsurance treaties, securities borrowing arrangements, financing arrangements and office lease obligations, whereby, if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. In limited circumstances, treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA’s subsidiary is relatively new, unrated, or not of a significant size, relative to the ceding company. Liabilities supported by the treaty guarantees, before consideration for any legally offsetting amounts due from the guaranteed party, totaled $860.6 million and $686.0 million as of September 30, 2013 and December 31, 2012, respectively, and are reflected on the Company’s condensed consolidated balance sheets in future policy benefits. As of September 30, 2013 and December 31, 2012, the Company’s exposure related to treaty guarantees, net of assets held in trust, was $669.9 million and $463.5 million, respectively. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to borrowed securities provide additional security to third parties should a subsidiary fail to return the borrowed securities when due. As of September 30, 2013 and December 31, 2012, RGA’s obligation related to borrowed securities guarantees was $87.5 million. There were no amounts guaranteed under financing arrangements as of September 30, 2013 and December 31, 2012.
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
RGA, through wholly-owned subsidiaries, has committed to provide statutory reserve support to third-parties, in exchange for a fee, by funding loans if certain defined events occur. Such statutory reserves are required under the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX for term life insurance policies and Regulation A-XXX for universal life secondary guarantees). The third-parties have recourse to RGA should the subsidiary fail to provide the required funding, however, as of September 30, 2013, the Company does not believe that it will be required to provide any funding under these commitments as the occurrence of the defined events is considered remote. The following table presents information about these commitments (dollars in millions):

Commitment Period	Maximum Potential Obligation
2033	$1,350.0
2035	560.0
In addition, the Company indemnifies its directors and officers as provided in its charters and by-laws. Since this indemnity generally is not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under this indemnity in the future.

9.	Employee Benefit Plans
The components of net periodic benefit costs for the three and nine months ended September 30, 2013 and 2012 were as follows (dollars in thousands):

	Pension Benefits		Other Benefits
	Three months ended September 30,		Three months ended September 30,
	2013	2012	2013	2012
Service cost	$2,000	$1,910	$590	$673
Interest Cost	1,017	1,065	392	418
Expected return on plan assets	(933)	(766)	—	—
Amortization of prior service cost	152	102	—	—
Amortization of prior actuarial loss	808	851	279	380
Net periodic benefit cost	$3,044	$3,162	$1,261	$1,471

	Pension Benefits		Other Benefits
	Nine months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Service cost	$6,012	$5,638	$1,411	$1,231
Interest Cost	3,055	3,135	1,015	935
Expected return on plan assets	(2,800)	(2,299)	—	—
Amortization of prior service cost	459	288	—	—
Amortization of prior actuarial loss	2,427	2,514	651	557
Net periodic benefit cost	$9,153	$9,276	$3,077	$2,723
The Company has made pension contributions of $6.8 million during the first nine months of 2013 and does not expect to make any additional pension contributions in 2013.

10.	Equity Based Compensation
Equity compensation expense was $5.5 million and $3.7 million in the third quarter of 2013 and 2012, respectively. In the first quarter of 2013, the Company granted 0.7 million stock appreciation rights at $58.77 weighted average exercise price per share and 0.3 million performance contingent units to employees. Additionally, non-employee directors were granted a total of 14,200 shares of common stock. As of September 30, 2013, 1.7 million share options at $50.57 weighted average per share were vested and exercisable with a remaining weighted average exercise period of 4.9 years. As of September 30, 2013, the total compensation cost of non-vested awards not yet recognized in the condensed consolidated financial statements was $32.7 million. It is estimated that these costs will vest over a weighted average period of 2.1 years.

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

Certain retrocessions are arranged through the Company’s retrocession pools for amounts in excess of the Company’s retention limit. As of September 30, 2013 and December 31, 2012, all rated retrocession pool participants rated by the A.M. Best Company were rated “A- (excellent)” or better. The Company verifies retrocession pool participants’ ratings on a quarterly basis. For a majority of the retrocessionaires that were not rated, security in the form of letters of credit or trust assets has been given as additional security in favor of RGA Reinsurance Company (“RGA Reinsurance”). In addition, the Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance.
As of September 30, 2013 and December 31, 2012, the Company had claims recoverable from retrocessionaires of $132.4 million and $156.0 million, respectively, which is included in reinsurance ceded receivables, in the condensed consolidated balance sheets. The Company considers outstanding claims recoverable in excess of 90 days to be past due. There were $6.5 million and $10.4 million of past due claims recoverable as of September 30, 2013 and December 31, 2012, respectively. Based on financial reviews of the counterparties, the Company has not established a valuation allowance for claims recoverable. The Company has never experienced a material default in connection with retrocession arrangements, nor has it experienced any difficulty in collecting claims recoverable from retrocessionaires; however, no assurance can be given as to the future performance of such retrocessionaires or as to recoverability of any such claims.

12.	Financing and Other Activities
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
On August 13, 2013, the Company completed its acquisition of the Dutch life insurance company Leidsche Verzekeringen Maatschappij N.V. for a total purchase price of $12.5 million. The purchase price was allocated to $147.3 million of assets and $134.8 million of liabilities at the date of acquisition. The purchased life insurance company primarily sells term life and unit-linked variable annuity policies.
On September 19, 2013, RGA issued 4.70% Senior Notes due September 15, 2023 with a face amount of $400.0 million. These senior notes have been registered with the Securities and Exchange Commission. The net proceeds from the offering were approximately $395.1 million and will be used for general corporate purposes. Capitalized issue costs were approximately $3.4 million.

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
During the first quarter of 2013, RGA repurchased 815,011 shares of common stock under this program for $47.6 million. During the second quarter of 2013, the Company repurchased 2,865,132 shares of common stock under the program for $182.9 million. During the third quarter of 2013, the Company repurchased 471,169 shares of common stock under the program for $30.8 million. The common shares repurchased have been placed into treasury to be used for general corporate purposes. As of September 30, 2013 there was $138.7 million remaining under the board of directors authorized share repurchase program.

14.	New Accounting Standards
Changes to the general accounting principles are established by the Financial Accounting Standards Board ("FASB") in the form of accounting standards updates to the FASB Accounting Standards Codification™. Accounting standards updates not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s consolidated financial statements.

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
Future Adoption of New Accounting Standards
Income Taxes
In July 2013, the FASB amended the general accounting principles for Income Taxes as it relates to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This amendment clarifies that an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and not combined with deferred tax assets.  These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this amendment is not expected to have an impact on the Company's condensed consolidated financial statements.

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
Results of Operations
Consolidated
Consolidated income before income taxes increased $0.2 million, or 0.1%, and decreased $192.4 million, or 32.2%, for the three and nine months ended September 30, 2013, as compared to the same periods in 2012. The slight increase in income before income taxes for the third quarter of 2013 was primarily due to an increase in net premiums in all segments and favorable mortality experience in most markets largely offset by decreased investment related gains. The decrease in income before income taxes for the first nine months of 2013 was primarily due to a significant loss in the Asia Pacific segment and a decrease in investment related gains partially offset by higher investment income and the recognition in other revenues of gains on the repurchase of collateral finance facility securities of $46.5 million. The loss in the Asia Pacific segment reflects an increase in Australian group claims liabilities primarily related to total and permanent disability coverage and disability income benefits as well as poor claims experience in the Australian operation’s individual lump sum and individual disability businesses, all in the second quarter of 2013. The decrease in investment related gains in the third quarter and first nine months reflects an unfavorable change in the value of embedded derivatives within the U.S. segment due largely to rising interest rates in the third quarter of 2013. Foreign currency fluctuations resulted in a decrease to income before income taxes of approximately $6.1 million and an increase of approximately $6.1 million for the third quarter and first nine months of 2013, respectively, as compared to the same periods in 2012.
The Company recognizes in consolidated income, any changes in the value of embedded derivatives on modco or funds withheld treaties, equity-indexed annuity treaties (“EIAs”) and variable annuity products. The combined changes in these three types of embedded derivatives, after adjustment for deferred acquisition costs and retrocession, resulted in a reduction of approximately $13.6 million and increase of approximately $126.7 million in consolidated income before income taxes in the third quarter and first nine months of 2013, respectively, as compared to the same periods in 2012. These fluctuations do not affect current cash flows, crediting rates or spread performance on the underlying treaties. Therefore, management believes it is helpful to distinguish between the effects of changes in these embedded derivatives, net of related hedging activity, and the primary factors that drive profitability of the underlying treaties, namely investment income, fee income, and interest credited. The individual effect on income before income taxes for these three types of embedded derivatives is as follows:
The change in the value of embedded derivatives related to reinsurance treaties written on a modco or funds withheld basis are subject to the general accounting principles for derivatives and hedging related to embedded derivatives. The unrealized gains and losses associated with these embedded derivatives, after adjustment for deferred acquisition costs, reduced income before income taxes by $41.4 million and increased it by $14.3 million in the third quarter and first nine months of 2013, respectively, as compared to the same periods in 2012.
Changes in risk-free rates used in the fair value estimates of embedded derivatives associated with EIAs affect the amount of unrealized gains and losses the Company recognizes. The unrealized gains and losses associated with EIAs, after adjustment for deferred acquisition costs and retrocession, increased income before income taxes by $13.2 million and $32.7 million in the third quarter and first nine months of 2013, respectively, as compared to the same periods in 2012.
The change in the Company’s liability for variable annuities associated with guaranteed minimum living benefits affects the amount of unrealized gains and losses the Company recognizes. The unrealized gains and losses associated with guaranteed minimum living benefits, after adjustment for deferred acquisition costs, increased income before income taxes by $14.6 million and $79.7 million in the third quarter and first nine months of 2013, respectively, as compared to the same periods in 2012.
Consolidated net premiums increased $113.4 million, or 5.9%, and $314.1 million, or 5.5%, for the three and nine months ended September 30, 2013, as compared to the same periods in 2012, primarily due to growth in life reinsurance partially offset by foreign currency fluctuations. Foreign currency fluctuations unfavorably affected net premiums by approximately $51.7 million and $92.5 million for the three and nine months ended September 30, 2013, as compared to the same periods in 2012. Consolidated assumed insurance in force increased to $2,903.8 billion as of September 30, 2013 from $2,881.0 billion as of September 30, 2012 due to new business production. Foreign currency fluctuations offset the increase in assumed life insurance in force from September 30, 2012 by $71.6 billion. The Company added new business production, measured by face amount of insurance in force, of $91.6 billion and $118.9 billion during the third quarter of 2013 and 2012, respectively, and $291.5 billion and $324.2 billion during the first nine months of 2013 and 2012, respectively. Management believes industry consolidation and the established practice of reinsuring mortality risks should continue to provide opportunities for growth, albeit at rates less than historically experienced in some markets.
Consolidated investment income, net of related expenses, decreased $27.4 million, or 6.9%, and increased $172.7 million, or 16.2%, for the three and nine months ended September 30, 2013, as compared to the same periods in 2012. The decrease in the third quarter was primarily due to a $35.5 million decrease in market value changes related to the Company’s funds withheld at interest investment associated with the reinsurance of certain EIAs. The increase in the first nine months was largely due to a $78.2 million increase from market value changes related to the Company’s funds withheld at interest investment associated with the reinsurance of certain EIAs. The effect on investment income of the EIAs market value changes is substantially offset by a corresponding change in interest credited to policyholder account balances resulting in an insignificant effect on net income. In addition, investment income associated with a large fixed annuity transaction executed in the third quarter of 2012 increased investment income by $17.4 million and $86.3 million in the third quarter and first nine months of 2013, respectively. The increase also reflects a larger average invested asset base, excluding funds withheld and other spread business, somewhat offset by lower effective investment portfolio yields. Average invested assets at amortized cost, excluding funds withheld and other spread business, for the nine months ended September 30, 2013 totaled $17.9 billion, a 9.0% increase over September 30, 2012. The average yield earned on investments, excluding funds withheld and other spread business, was 4.75% and 4.98% for the third quarter of 2013 and 2012, respectively, and 4.78% and 5.03% for the nine months ended September 30, 2013 and 2012, respectively. The average yield will vary from quarter to quarter and year to year depending on a number of variables, including the prevailing interest rate and credit spread environment, changes in the mix of the underlying investments and cash balances, and the timing of dividends and distributions on certain investments. While there has been some improvement in 2013, a continued low interest rate environment in the U.S. and Canada is expected to put downward pressure on this yield in future reporting periods.
Total investment related gains (losses), net reflect an unfavorable change of $152.5 million and $77.2 million, for the three and nine months ended September 30, 2013, as compared to the same periods in 2012. The unfavorable change for the third quarter was primarily due to unfavorable changes in the embedded derivatives related to reinsurance treaties written on a modco or funds withheld basis of $122.3 million. The unfavorable change for the first nine months is primarily due to a decrease in the fair value of derivatives used to hedge the embedded derivative liabilities associated with guaranteed minimum living benefits of $95.7 million partially offset by a favorable change in the embedded derivatives related to guaranteed minimum living benefits of $32.9 million. Investment impairments on fixed maturity and equity securities decreased by $2.2 million and $8.5 million in the third quarter and first nine months of 2013, respectively. See Note 4 - “Investments” and Note 5 - “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for additional information on the impairment losses and derivatives. Investment income and investment related gains and losses are allocated to the operating segments based upon average assets and related capital levels deemed appropriate to support the segment operations.
The effective tax rate on a consolidated basis was 31.6% and 28.3% for the third quarter of 2013 and 2012, respectively, and 32.5% and 31.6% for the first nine months of 2013 and 2012, respectively. The third quarter and first nine months of 2013 effective tax rates were lower than the U.S. statutory rate of 35.0% primarily as a result of income in non-U.S. jurisdictions with lower tax rates than the U.S., differences in tax basis in foreign jurisdictions and an adjustment to reconcile the 2012 income tax provision to the 2012 federal income tax return, which was filed in the current quarter. The third quarter and first nine months of 2012 effective tax rate was lower than the U.S. statutory rate of 35.0% primarily as a result of income in non-U.S. jurisdictions with lower tax rates than the U.S. and differences in tax basis in foreign jurisdictions offset by a tax accrual of $2.1 million related to business extender provisions that the U.S. Congress did not pass prior to the end of 2012.
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

For the three months ended September 30, 2013		Non-Traditional
(dollars in thousands)		Asset-Intensive	Financial Reinsurance	Total U.S.
	Traditional
Revenues:
Net premiums	$1,112,526	$3,800	$—	$1,116,326
Investment income, net of related expenses	138,146	124,808	1,160	264,114
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	—	—	—	—
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	—	—	—
Other investment related gains (losses), net	(5,262)	(82,064)	(321)	(87,647)
Total investment related gains (losses), net	(5,262)	(82,064)	(321)	(87,647)
Other revenues	651	28,519	15,599	44,769
Total revenues	1,246,061	75,063	16,438	1,337,562
Benefits and expenses:
Claims and other policy benefits	961,746	8,899	—	970,645
Interest credited	13,659	45,805	—	59,464
Policy acquisition costs and other insurance expenses	162,443	6,312	3,228	171,983
Other operating expenses	23,397	4,198	2,008	29,603
Total benefits and expenses	1,161,245	65,214	5,236	1,231,695
Income before income taxes	$84,816	$9,849	$11,202	$105,867

For the three months ended September 30, 2012		Non-Traditional
(dollars in thousands)		Asset-Intensive	Financial Reinsurance	Total U.S.
	Traditional
Revenues:
Net premiums	$1,045,767	$3,623	$—	$1,049,390
Investment income (loss), net of related expenses	135,532	160,441	364	296,337
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(557)	—	—	(557)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	(551)	—	—	(551)
Other investment related gains (losses), net	(819)	58,875	(146)	57,910
Total investment related gains (losses), net	(1,927)	58,875	(146)	56,802
Other revenues	764	31,976	11,565	44,305
Total revenues	1,180,136	254,915	11,783	1,446,834
Benefits and expenses:
Claims and other policy benefits	917,264	2,828	—	920,092
Interest credited	14,637	115,478	—	130,115
Policy acquisition costs and other insurance expenses	156,995	56,027	2,012	215,034
Other operating expenses	20,684	2,596	1,635	24,915
Total benefits and expenses	1,109,580	176,929	3,647	1,290,156
Income before income taxes	$70,556	$77,986	$8,136	$156,678

For the nine months ended September 30, 2013		Non-Traditional
(dollars in thousands)		Asset-Intensive	Financial Reinsurance	Total U.S.
	Traditional
Revenues:
Net premiums	$3,282,867	$18,767	$—	$3,301,634
Investment income, net of related expenses	403,694	505,014	2,576	911,284
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(8,247)	—	—	(8,247)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	(253)	—	—	(253)
Other investment related gains (losses), net	14,235	49,583	(387)	63,431
Total investment related gains (losses), net	5,735	49,583	(387)	54,931
Other revenues	2,324	87,337	44,702	134,363
Total revenues	3,694,620	660,701	46,891	4,402,212
Benefits and expenses:
Claims and other policy benefits	2,864,165	23,570	—	2,887,735
Interest credited	43,399	258,853	—	302,252
Policy acquisition costs and other insurance expenses	466,804	198,508	10,270	675,582
Other operating expenses	69,144	11,189	5,591	85,924
Total benefits and expenses	3,443,512	492,120	15,861	3,951,493
Income before income taxes	$251,108	$168,581	$31,030	$450,719

For the nine months ended September 30, 2012		Non-Traditional
(dollars in thousands)		Asset-Intensive	Financial Reinsurance	Total U.S.
	Traditional
Revenues:
Net premiums	$3,149,674	$10,574	$—	$3,160,248
Investment income (loss), net of related expenses	401,601	365,675	707	767,983
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(8,409)	—	—	(8,409)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	(6,296)	—	—	(6,296)
Other investment related gains (losses), net	483	111,946	(253)	112,176
Total investment related gains (losses), net	(14,222)	111,946	(253)	97,471
Other revenues	2,168	81,123	32,209	115,500
Total revenues	3,539,221	569,318	32,663	4,141,202
Benefits and expenses:
Claims and other policy benefits	2,759,532	9,832	—	2,769,364
Interest credited	44,246	240,154	—	284,400
Policy acquisition costs and other insurance expenses	453,438	161,689	3,486	618,613
Other operating expenses	65,271	8,465	5,080	78,816
Total benefits and expenses	3,322,487	420,140	8,566	3,751,193
Income before income taxes	$216,734	$149,178	$24,097	$390,009
Income before income taxes for the U.S. operations segment decreased by $50.8 million, or 32.4%, and increased by $60.7 million, or 15.6%, for the three and nine months ended September 30, 2013, as compared to the same periods in 2012. The decrease in income before income taxes in the third quarter can be largely attributed to the Asset-Intensive sub-segment. The decrease is primarily the result of rising interest rates during the quarter which reduced the fair value of embedded derivatives associated with treaties written on a modco or funds withheld basis. In addition, there was a decrease in investment related gains (losses), net due to the significant amount of investment related gains recognized in 2012 associated with the portfolio restructure of a new fixed annuity transaction. These decreases were somewhat offset by favorable mortality experience in the U.S. Traditional sub-segment. The increase in income for the first nine months can be attributed to an increase in investment related gains (losses), net in the U.S. Traditional sub-segment as well as slightly improved mortality. In addition, the first nine months reflects improved performance in the Asset-Intensive sub-segment mainly as a result of the aforementioned fixed annuity transaction that was recorded in the second quarter of 2012.

Traditional Reinsurance
The U.S. Traditional sub-segment provides life and health reinsurance to domestic clients for a variety of products through yearly renewable term, coinsurance and modco agreements. These reinsurance arrangements may involve either facultative or automatic agreements.
Income before income taxes for the U.S. Traditional sub-segment increased by $14.3 million, or 20.2%, and $34.4 million, or 15.9%, for the three and nine months ended September 30, 2013, as compared to the same periods in 2012. The increase in the third quarter was primarily due to favorable mortality compared to the same prior year period. The increase in the first nine months can be attributed to an increase in investment related gains (losses), net and slightly improved mortality compared to the same period in 2012.
Net premiums increased $66.8 million, or 6.4%, and $133.2 million, or 4.2%, for the three and nine months ended September 30, 2013, as compared to the same periods in 2012. The increase in net premiums was driven largely by growth in the health and group related coverages which contributed $30.4 million and $82.3 million to the increase for the third quarter and first nine months of 2013, respectively. This sub-segment added new individual life business production, measured by face amount of insurance in force, of $22.0 billion and $23.1 billion during the third quarters of 2013 and 2012, respectively, and $69.4 billion and $132.2 billion during the first nine months of 2013 and 2012, respectively. Approximately $42.4 billion of the decrease in insurance in force for the first nine months as compared to the same period in 2012 relates to one large in force transaction recorded in the first quarter of 2012.
Net investment income increased $2.6 million, or 1.9%, and $2.1 million, or 0.5%, for the three and nine months ended September 30, 2013, as compared to the same periods in 2012. The increases are due to an increase in the average invested asset base offset by lower yield rates. Investment related gains (losses), net decreased $3.3 million and increased $20.0 million, for the three and nine months ended September 30, 2013, as compared to the same periods in 2012. The increase in the first nine months is primarily due to an increase in net investment gains. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Claims and other policy benefits as a percentage of net premiums (“loss ratios”) were 86.4% and 87.7% for the third quarter of 2013 and 2012, respectively, and 87.2% and 87.6% for the nine months ended September 30, 2013, respectively. The decrease in the percentages for the third quarter and first nine months was due to normal volatility in individual mortality claims and a decrease in group reinsurance claims associated with disability, medical and life coverages. Although reasonably predictable over a period of years, claims can be volatile over short-term periods.
Interest credited expense decreased $1.0 million, or 6.7%, and $0.8 million, or 1.9%, for the three and nine months ended September 30, 2013, as compared to the same periods in 2012. This expense relates primarily to one treaty in which the related investment income decreased proportionately, resulting in minimal net income impact. Interest credited in this sub-segment relates to amounts credited on cash value products which also have a significant mortality component. Income before income taxes is affected by the spread between the investment income and the interest credited on the underlying products. Interest earned rates and related interest crediting rates are index driven. The spread remained relatively constant in both periods.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 14.6% and 15.0% for the third quarter of 2013 and 2012, and 14.2% and 14.4% for the nine months ended September 30, 2013 and 2012, respectively. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels within coinsurance-type arrangements. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary. Also, the mix of first year coinsurance business versus yearly renewable term business can cause the percentage to fluctuate from period to period.
Other operating expenses increased $2.7 million, or 13.1%, and $3.9 million, or 5.9%, for the three and nine months ended September 30, 2013, as compared to the same periods in 2012. Other operating expenses, as a percentage of net premiums were 2.1% and 2.0% for the third quarter of 2013 and 2012, and 2.1% for both nine month periods ended September 30, 2013 and 2012, respectively.
Asset-Intensive Reinsurance
The U.S. Asset-Intensive sub-segment primarily assumes investment risk within underlying annuities and corporate-owned life insurance policies. Most of these reinsurance agreements are coinsurance, coinsurance with funds withheld or modco whereby the Company recognizes profits or losses primarily from the spread between the investment income earned and the interest credited on the underlying deposit liabilities, as well as fees associated with variable annuity account values.

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

(dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues:
Total revenues	$75,063	$254,915	$660,701	$569,318
Less:
Embedded derivatives – modco/funds withheld treaties	(68,703)	54,258	67,824	40,278
Guaranteed minimum benefit riders and related free standing derivatives	(10,087)	(22,577)	(18,599)	44,220
Revenues before certain derivatives	153,853	223,234	611,476	484,820
Benefits and expenses:
Total benefits and expenses	65,214	176,929	492,120	420,140
Less:
Embedded derivatives – modco/funds withheld treaties	(43,317)	37,562	39,988	24,705
Guaranteed minimum benefit riders and related free standing derivatives	(6,646)	(15,816)	(11,091)	27,665
Equity-indexed annuities	(12,103)	1,062	(31,675)	1,019
Benefits and expenses before certain derivatives	127,280	154,121	494,898	366,751
Income before income taxes:
Income before income taxes	9,849	77,986	168,581	149,178
Less:
Embedded derivatives – modco/funds withheld treaties	(25,386)	16,696	27,836	15,573
Guaranteed minimum benefit riders and related free standing derivatives	(3,441)	(6,761)	(7,508)	16,555
Equity-indexed annuities	12,103	(1,062)	31,675	(1,019)
Income before income taxes and certain derivatives	$26,573	$69,113	$116,578	$118,069
Embedded Derivatives - Modco/Funds Withheld Treaties- Represents the change in the fair value of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis. The fair value changes of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in benefits and expenses. Changes in the fair value of the embedded derivative are driven by changes in investment credit spreads, including the Company’s own credit risk. Generally, an increase in investment credit spreads, ignoring changes in the Company’s own credit risk, will have a negative impact on the fair value of the embedded derivative (decrease in income). Changes in fair values of these embedded derivatives are net of an increase (decrease) in revenues of $1.0 million and $(6.2) million for the three months, and $(1.0) million and $(63.4) million for the nine months ended September 30, 2013 and 2012, respectively, associated with the Company’s own credit risk. A 10% increase in the Company’s own credit risk rate would have increased revenues for the nine months ended September 30, 2013 by approximately $0.2 million. Conversely, a 10% decrease in the Company’s own credit risk rate would have decreased revenues for the nine months ended September 30, 2013 by approximately $0.2 million.

In the third quarter of 2013, the change in fair value of the embedded derivative decreased revenues by $68.7 million and related deferred acquisition expenses decreased benefits and expenses by $43.3 million, for a negative pre-tax income impact of $25.4 million. During the third quarter of 2012, the change in fair value of the embedded derivative increased revenues by $54.3 million and related deferred acquisition expenses increased benefits and expenses by $37.6 million, for a positive pre-tax income impact of $16.7 million. In the first nine months of 2013, the change in fair value of the embedded derivative increased revenues by $67.8 million and related deferred acquisition expenses increased benefits and expenses by $40.0 million, for a positive pre-tax income impact of $27.8 million. During the first nine months of 2012, the change in fair value of the embedded derivative increased revenues by $40.3 million and related deferred acquisition expenses increased benefits and expenses by $24.7 million, for a positive pre-tax income impact of $15.6 million.
Guaranteed Minimum Benefit Riders- Represents the impact related to guaranteed minimum benefits associated with the Company’s reinsurance of variable annuities. The fair value changes of the guaranteed minimum benefits along with the changes in fair value of the free standing derivatives purchased by the Company to partially hedge the liability are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in expenses. Changes in fair values of these embedded derivatives are net of an increase (decrease) in revenues of $(3.7) million and $(28.3) million for the three months, and $(8.6) million and $23.2 million for the nine months ended September 30, 2013 and 2012, respectively, associated with the Company’s own credit risk. A 10% increase in the Company’s own credit risk rate would have increased revenues for the nine months ended September 30, 2013 by approximately $0.8 million. Conversely, a 10% decrease in the Company’s own credit risk rate would have decreased revenues for the nine months ended September 30, 2013 by approximately $0.8 million.
In the third quarter of 2013, the change in the fair value of the guaranteed minimum benefits, after allowing for changes in the associated free standing derivatives, decreased revenues by $10.1 million and deferred acquisition expenses decreased benefits and expenses by $6.6 million for a negative pre-tax income impact of $3.5 million. In the third quarter of 2012, the change in the fair value of the guaranteed minimum benefits after allowing for changes in the associated free standing derivatives decreased revenues by $22.6 million and deferred acquisition expenses decreased benefits and expenses by $15.8 million for a negative pre-tax income impact of $6.8 million. In the first nine months of 2013, the change in the fair value of the guaranteed minimum benefits, after allowing for changes in the associated free standing derivatives, decreased revenues by $18.6 million and deferred acquisition expenses decreased benefits and expenses by $11.1 million for a negative pre-tax income impact of $7.5 million. In the first nine months of 2012, the change in the fair value of the guaranteed minimum benefits after allowing for changes in the associated free standing derivatives increased revenues by $44.2 million and deferred acquisition expenses increased benefits and expenses by $27.7 million for a positive pre-tax income impact of $16.6 million.
Equity-Indexed Annuities- Represents the impact of changes in the benchmark rate on the calculation of the fair value of embedded derivative liabilities associated with equity-indexed annuities, after adjustments for related deferred acquisition expenses. In the third quarter of 2013 and 2012, expenses decreased $12.1 million and increased $1.1 million, respectively. In the first nine months of 2013 and 2012, expenses decreased $31.7 million and increased $1.0 million, respectively.
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
Discussion and analysis before certain derivatives:
Income before income taxes and certain derivatives decreased by $42.5 million and $1.5 million in the third quarter and first nine months of 2013, as compared to the same periods in 2012. The decrease in the third quarter was largely a result of a higher level of investment related gains and corresponding changes in DAC in 2012. In the first nine months, these decreases were largely offset by the effect of a large deferred annuity coinsurance agreement entered into in the second quarter of 2012.
Revenue before certain derivatives decreased by $69.4 million in the third quarter of 2013 compared to 2012. The negative variance was primarily a result of lower investment related gains and corresponding changes in DAC.
Revenue increased by $126.7 million in the first nine months of 2013, as compared to the same periods in 2012. This variance was driven by a combination of changes in investment income related to equity options held in a funds withheld portfolio associated with equity-indexed annuity treaties and an increase in investment income attributed to the new coinsurance agreement mentioned above. The effect on investment income related to equity options is substantially offset by a corresponding change in interest credited expense.

Benefits and expenses before certain derivatives decreased by $26.8 million and increased by $128.1 million in the third quarter and first nine months of 2013, as compared to the same periods in 2012. These variances were driven by a combination of changes in interest credited related to equity options held in funds withheld portfolio associated with equity-indexed annuity treaties and an increase in interest credited attributed to the new coinsurance agreement mentioned above. The effect on interest credited related to equity options is substantially offset by a corresponding change in investment income.
The invested asset base supporting this sub-segment decreased to $11.0 billion in the third quarter of 2013 from $11.6 billion in the third quarter of 2012. The decrease in the asset base was due primarily to one large closed-block transaction in which the business is beginning to run-off, as anticipated. As of September 30, 2013, $4.2 billion of the invested assets were funds withheld at interest, of which 94.9% is associated with one client.
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
Income before income taxes increased $3.1 million, or 37.7%, and $6.9 million, or 28.8%, for the three and nine months ended September 30, 2013, as compared to the same periods in 2012. The increase in the third quarter of 2013 was the result of additional surplus relief provided as compared to the same period in 2012. At September 30, 2013 and 2012, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial structures was $3.4 billion and $2.3 billion, respectively. The increase was primarily due to a number of new transactions entered into in the last half of 2012 and the first half of 2013. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and therefore can fluctuate from period to period.
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

(dollars in thousands)	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Revenues:
Net premiums	$236,067	$227,944	$718,971	$667,321
Investment income, net of related expenses	50,161	46,764	152,358	141,906
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	—	—	—	—
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	—	—	—
Other investment related gains (losses), net	6,472	9,633	13,275	23,801
Total investment related gains (losses), net	6,472	9,633	13,275	23,801
Other revenues	(196)	3,288	314	6,463
Total revenues	292,504	287,629	884,918	839,491
Benefits and expenses:
Claims and other policy benefits	185,011	191,275	571,293	536,757
Interest credited	19	22	37	22
Policy acquisition costs and other insurance expenses	55,553	49,790	168,519	147,551
Other operating expenses	10,052	9,022	31,233	27,548
Total benefits and expenses	250,635	250,109	771,082	711,878
Income before income taxes	$41,869	$37,520	$113,836	$127,613

Income before income taxes increased by $4.3 million, or 11.6%, and decreased $13.8 million, or 10.8%, for the three and nine months ended September 30, 2013, as compared to the same periods in 2012. The increase in the third quarter was primarily due to better results on group creditor business in the third quarter of 2013, as compared to the third quarter of 2012. The decrease in income in the first nine months of 2013 was primarily due to better traditional individual life mortality experience in the prior year and a decrease of $10.5 million in net investment related gains. In addition, the first nine months of 2012 included $6.3 million of income from the recapture of a previously assumed block of individual life business recognized in the first quarter of 2012. A weaker Canadian dollar resulted in a decrease in income before income taxes of $2.1 million and $3.2 million for the third quarter and first nine months of 2013, respectively, as compared to the same periods in 2012.
Net premiums increased $8.1 million, or 3.6%, and $51.7 million, or 7.7%, for the three and nine months ended September 30, 2013, as compared to the same periods in 2012. Foreign currency exchange fluctuation in the Canadian dollar resulted in a decrease in net premiums of approximately $10.3 million and $15.1 million for the third quarter and first nine months of 2013, respectively, as compared to the same periods in 2012. Premiums increased in the third quarter and first nine months of 2013 due to new business from both new and existing treaties. Excluding the impact of foreign currency exchange, reinsurance in force at September 30, 2013 increased 6.5% over September 30, 2012. Also contributing to the increase in net premiums is an increase in premiums from creditor treaties of $3.3 million and $23.4 million for the third quarter and first nine months of 2013, as compared to the same periods in 2012. Premium levels can be significantly influenced by currency fluctuations, large transactions, mix of business and reporting practices of ceding companies and therefore may fluctuate from period to period.
Net investment income increased $3.4 million, or 7.3%, and $10.5 million, or 7.4%, for the three and nine months ended September 30, 2013, as compared to the same periods in 2012. The increase in investment income, excluding the impact of foreign currency exchange, was mainly the result of an increase in the allocated asset base due to growth in the underlying business volume, offset by a lower investment yield. Foreign currency exchange fluctuation in the Canadian dollar resulted in a decrease to net investment income of approximately $2.2 million and $3.3 million in the third quarter and first nine months of 2013, respectively, as compared to the same periods in 2012. Investment income and investment related gains and losses are allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Other revenues decreased by $3.5 million, or 106.0%, and $6.1 million, or 95.1%, for the three and nine months ended September 30, 2013, as compared to the same periods in 2012. The decrease in the third quarter of 2013 was primarily due to $3.5 million in fees earned from the modification of an existing treaty in the third quarter of 2012. The decrease in the first nine months of 2013 as compared to 2012 is primarily due to $3.5 million of fees earned from the modification of an existing treaty and $3.1 million of fees earned in the prior year from the recapture of a previously assumed block of individual life business.
Loss ratios for this segment were 78.4% and 83.9% for the third quarter of 2013 and 2012, and 79.5% and 80.4%, for the nine months ended September 30, 2013 and 2012, respectively. Loss ratios for the traditional individual life mortality business were 95.3% and 97.1% for the third quarter of 2013 and 2012, respectively, and 94.7% and 93.0% for the nine months ended September 30, 2013 and 2012, respectively.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 23.5% and 21.8% for the third quarter of 2013 and 2012, and 23.4% and 22.1% for the nine months ended September 30, 2013 and 2012, respectively. Policy acquisition costs and other insurance expenses as a percentage of net premiums for traditional individual life business were 12.5% and 11.1% for the third quarter of 2013 and 2012, and 12.6% and 12.4% for the nine months ended September 30, 2013 and 2012, respectively. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels and product mix. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary.
Other operating expenses increased by $1.0 million, or 11.4%, and $3.7 million, or 13.4%, for the three and nine months ended September 30, 2013, as compared to the same periods in 2012. Other operating expenses as a percentage of net premiums were 4.3% and 4.0% for the third quarter of 2013 and 2012, and 4.3% and 4.1% for the nine months ended September 30, 2013 and 2012, respectively.

Europe & South Africa Operations
The Europe & South Africa segment includes operations in the United Kingdom (“UK”), South Africa, France, Germany, India, Italy, Mexico, the Netherlands, Poland, Spain, Turkey and the United Arab Emirates. The segment provides reinsurance for a variety of life and health products through yearly renewable term and coinsurance agreements, critical illness coverage and longevity risk related to payout annuities. Reinsurance agreements may be facultative or automatic agreements covering primarily individual risks and, in some markets, group risks.

(dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues:
Net premiums	$329,705	$303,101	$972,988	$905,947
Investment income, net of related expenses	13,708	11,437	40,389	34,016
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	—	—	—	—
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	—	—	—
Other investment related gains (losses), net	1,350	7,111	3,630	10,249
Total investment related gains (losses), net	1,350	7,111	3,630	10,249
Other revenues	14,033	1,576	19,928	5,293
Total revenues	358,796	323,225	1,036,935	955,505
Benefits and expenses:
Claims and other policy benefits	276,309	251,553	843,454	777,029
Policy acquisition costs and other insurance expenses	13,596	14,697	37,083	43,299
Other operating expenses	27,338	24,809	81,642	76,814
Total benefits and expenses	317,243	291,059	962,179	897,142
Income before income taxes	$41,553	$32,166	$74,756	$58,363
Income before income taxes increased by $9.4 million, or 29.2%, and $16.4 million, or 28.1%, for the three and nine months ended September 30, 2013, as compared to the same periods in 2012. The increases in income before income taxes for the third quarter and first nine months were primarily due to increased business volumes, most notably in fee income treaties, partially offset by unfavorable claims experience. Unfavorable foreign currency exchange fluctuations contributed to the decrease in income before income taxes totaling $0.4 million and $2.3 million for the third quarter and first nine months of 2013, respectively, as compared to the same periods in 2012.
Net premiums increased $26.6 million, or 8.8%, and $67.0 million, or 7.4%, for the three and nine months ended September 30, 2013, as compared to the same periods in 2012. Net premiums increased as a result of new business from both new and existing treaties including an increase associated with reinsurance of longevity risk in the UK of $4.3 million and $26.0 million in the third quarter and first nine months of 2013, respectively. During 2013, there were unfavorable foreign currency exchange fluctuations, particularly with the British pound and the South African rand weakening against the U.S. dollar which decreased net premiums by approximately $8.3 million and $28.2 million in the third quarter and first nine months of 2013, respectively, as compared to the same periods in 2012.
A portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage, primarily in the UK. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Net premiums earned from this coverage totaled $62.5 million and $58.8 million in the third quarter of 2013 and 2012, respectively, and $190.1 million and $182.3 million for the nine months ended September 30, 2013 and 2012, respectively. Premium levels can be significantly influenced by currency fluctuations, large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.
Net investment income increased $2.3 million, or 19.9%, and $6.4 million, or 18.7%, for the three and nine months ended September 30, 2013, as compared to the same periods in 2012. These increases were primarily due to an increase in the invested asset base. Offsetting these increases were unfavorable changes in foreign currency exchange fluctuations of $0.5 million and $1.6 million for the third quarter and first nine months of 2013, respectively, as compared to the same periods in 2012. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Other revenues increased by $12.5 million, or 790.4%, and $14.6 million, or 276.5%, for the three and nine months ended September 30, 2013, as compared to the same periods in 2012. These increases in other revenues relate to a single transaction in Continental Europe which resulted in fee income of $11.0 million recognized in the third quarter of 2013. At September 30, 2013 and 2012, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures was $0.6 billion and $0.3 billion, respectively. The increase was primarily due to the aforementioned transaction in Continental Europe. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and, therefore, can fluctuate from period to period.

Loss ratios for this segment were 83.8% and 83.0% for the third quarter of 2013 and 2012, and 86.7% and 85.8% for the nine months ended September 30, 2013 and 2012, respectively. The increase in the loss ratios is attributable to unfavorable individual life claims experience over the same prior periods primarily in the UK market. Although reasonably predictable over a period of years, claims can be volatile over shorter periods. Management views recent experience as normal short-term volatility that is inherent in the business.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 4.1% and 4.8% for the third quarter of 2013 and 2012, and 3.8% and 4.8% for the nine months ended September 30, 2013 and 2012, respectively. These percentages fluctuate due to timing of client company reporting, variations in the mixture of business and the relative maturity of the business. In addition, as the segment grows, renewal premiums, which have lower allowances than first-year premiums, represent a greater percentage of the total net premiums.
Other operating expenses increased $2.5 million, or 10.2%, and $4.8 million, or 6.3%, for the three and nine months ended September 30, 2013, as compared to the same periods in 2012. Other operating expenses as a percentage of net premiums totaled 8.3% and 8.2% for the third quarter of 2013 and 2012, and 8.4% and 8.5% for the nine months ended September 30, 2013 and 2012, respectively.
While concerns continue in 2013 relating to the European sovereign debt and European economies, approximately 85.1% of revenues for the segment were earned outside of the eurozone, primarily the UK, in the third quarter of 2013. Approximately 7.2% of the segment’s revenues were earned in Spain, Italy and Portugal over the same period.
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

(dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues:
Net premiums	$343,078	$330,415	$1,047,148	$987,710
Investment income, net of related expenses	22,359	19,316	65,842	62,605
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(197)	—	(197)	—
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	—	—	—
Other investment related gains (losses), net	5,280	4,733	(3,341)	10,050
Total investment related gains (losses), net	5,083	4,733	(3,538)	10,050
Other revenues	6,409	10,052	24,619	41,569
Total revenues	376,929	364,516	1,134,071	1,101,934
Benefits and expenses:
Claims and other policy benefits	282,904	299,782	1,131,899	785,135
Interest credited	270	204	855	658
Policy acquisition costs and other insurance expenses	47,303	52,779	169,529	193,622
Other operating expenses	29,340	28,234	90,606	83,076
Total benefits and expenses	359,817	380,999	1,392,889	1,062,491
Income (loss) before income taxes	$17,112	$(16,483)	$(258,818)	$39,443

Income before income taxes increased by $33.6 million and decreased $298.3 million for the three and nine months ended September 30, 2013, as compared to the same periods in 2012. The increase in income before income taxes for the third quarter is primarily attributable to both unfavorable claims experience and an increase in claim liabilities in Australia in the third quarter of 2012. The decrease in income before income taxes in the first nine months is primarily due to a $274.1 million increase in Australian group claims liabilities related to total and permanent disability coverage and disability income benefits, as discussed further below, as well as poor claims experience in the Australian operation's individual lump sum and individual disability businesses. Other operations in this segment reported results in line with management's expectations. In total, the Australia operation reported a loss before income taxes of $292.1 million for the first nine months of 2013, while the other operations in this segment reported income before income taxes of $33.3 million for the same period. Additionally, foreign currency exchange fluctuations resulted in an increase (decrease) to income before income taxes totaling approximately $(3.1) million and $12.1 million for the third quarter and first nine months of 2013, respectively, as compared to the same periods in 2012.
Net premiums increased $12.7 million, or 3.8%, and $59.4 million, or 6.0%, for the three and nine months ended September 30, 2013, as compared to the same periods in 2012. Premiums in the third quarter and first nine months of 2013 increased mainly in Hong Kong and South East Asia, and Australia with new treaties and growth in existing treaties, partially offset by a decrease in premiums in Japan and South Korea. Unfavorable changes in Asia Pacific segment currencies resulted in a decrease in net premiums of approximately $33.0 million and $49.2 million for the third quarter and first nine months of 2013, respectively, as compared to the same periods in 2012.
A portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Reinsurance of critical illness in the Asia Pacific segment is offered primarily in South Korea, Australia and Hong Kong. Net premiums earned from this coverage totaled $74.1 million and $68.4 million in the third quarter of 2013 and 2012, respectively, and $179.9 million and $155.4 million for the first nine months ended September 30, 2013 and 2012, respectively. Premium levels can be significantly influenced by currency fluctuations, large transactions and reporting practices of ceding companies and can fluctuate from period to period.
Net investment income increased $3.0 million, or 15.8%, and $3.2 million, or 5.2%, for the three and nine months ended September 30, 2013, as compared to the same periods in 2012. These increases can be primarily attributed to an increase in the invested asset base with the first nine months variance somewhat offset by lower investment yields. Offsetting these increases were unfavorable changes in foreign currency exchange fluctuations of $2.5 million and $3.7 million for the third quarter and first nine months of 2013, respectively, as compared to the same periods in 2012. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Other revenues decreased by $3.6 million, or 36.2%, and $17.0 million, or 40.8%, for the three and nine months ended September 30, 2013, as compared to the same periods in 2012. These decreases in other revenues relate to a reduction in the amount of financial reinsurance assumed. In addition, contributing to the decrease in the first nine months was a transaction with a client in Australia which resulted in a one-time fee of $12.2 million recognized in 2012. The transaction did not have a significant impact on income before taxes because the amount was offset by additional amortization of deferred acquisition costs, net of the release of reserves. At September 30, 2013 and 2012, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures was $1.6 billion and $2.5 billion, respectively. The decrease was primarily due to several financial reinsurance agreements, which are performing as expected, where the amount of reinsurance assumed from the client decreases over time. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and, therefore, can fluctuate from period to period.
Loss ratios for this segment were 82.5% and 90.7% for the third quarter of 2013 and 2012, and 108.1% and 79.5% for the nine months ended September 30, 2013 and 2012, respectively. The decrease in the loss ratio for the third quarter of 2013 was due to adverse individual and group claims experience in 2012 in Australia, as well as a $27.9 million increase in claim liabilities for Australia’s group life, and total and permanent disability reinsurance business. The increase in the loss ratio for the first nine months is primarily due to a $274.1 million increase in Australian group claims liabilities as well as poor claims experience in the Australian operation's individual lump sum and individual disability businesses. The increase in liabilities is reflected in the table above in claims and other policy benefits. Excluding the Australia operation, loss ratio for this segment was 79.9% for the nine months ended September 30, 2013, in line with management's expectations.

The largest portion of the Australian liability increase relates to group total and permanent disability coverage, and to a lesser extent, group disability income benefits. Even though these group contracts are typically only three years in duration, the increase in loss ratios to this extent, compared to pricing, has created the need for this significant increase in claims liabilities. The Company completed a comprehensive claims analysis in the second quarter of 2013 that indicated an increase in claim incidences as well as an increase in claim lags throughout the claim reporting process and the additional liabilities reflect potential additional deterioration in the projection of future claims development. The Company believes a number of factors in the current Australian market are leading to a significant rise in claim levels and reporting lags and the Company is working with the ceding companies to better manage this business. The Company has suspended all new quoting activity in the Australian group total and permanent disability market indefinitely. Group premiums recognized in Australia for all group coverage types, including total and permanent disability, were $88.6 million and $274.9 million for the three and nine months ended September 30, 2013, respectively, and $369.1 million for the year ended December 31, 2012.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 13.8% and 16.0% for the third quarter of 2013 and 2012, and 16.2% and 19.4% for the first nine months ended September 30, 2013 and 2012, respectively. The ratio of policy acquisition costs and other insurance expenses as a percentage of net premiums should generally decline as the business matures; however, the percentage does fluctuate periodically due to timing of client company reporting and variations in the mixture of business. Additionally, the prior year figure was affected by the aforementioned transaction with an Australian client.
Other operating expenses increased $1.1 million, or 3.9%, and $7.5 million, or 9.1%, for the three and nine months ended September 30, 2013, as compared to the same periods in 2012. Other operating expenses as a percentage of net premiums totaled 8.6% and 8.5% for the third quarter of 2013 and 2012 and 8.7% and 8.4% for the first nine months ended September 30, 2013 and 2012, respectively. The timing of premium flows and the level of costs associated with the entrance into and development of new markets in the growing Asia Pacific segment may cause other operating expenses as a percentage of net premiums to fluctuate over periods of time.
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

(dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues:
Net premiums	$1,004	$1,896	$288	$5,663
Investment income, net of related expenses	19,024	22,927	68,858	59,545
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(194)	(1,439)	(1,952)	(3,153)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	59	(8)	6	(1,322)
Other investment related gains (losses), net	(1,588)	(779)	(203)	6,278
Total investment related gains (losses), net	(1,723)	(2,226)	(2,149)	1,803
Other revenues	5,719	4,280	56,426	12,666
Total revenues	24,024	26,877	123,423	79,677
Benefits and expenses:
Claims and other policy benefits	30	(77)	2	(65)
Interest credited	186	—	623	—
Policy acquisition costs and other insurance income	(20,354)	(14,194)	(54,770)	(41,406)
Other operating expenses	15,339	16,806	55,176	53,171
Interest expenses	30,831	29,749	89,235	76,431
Collateral finance facility expense	2,698	2,995	7,886	8,840
Total benefits and expenses	28,730	35,279	98,152	96,971
Income (loss) before income taxes	$(4,706)	$(8,402)	$25,271	$(17,294)

Income before income taxes increased by $3.7 million, or 44.0%, and by $42.6 million, or 246.1%, for the three and nine months ended September 30, 2013, as compared to the same periods in 2012. The increase for the third quarter is primarily due to an increase in policy acquisition costs and other insurance income of $6.2 million and a $1.4 million increase to other revenue. The increase for the first nine months is primarily due to a $43.8 million increase to other revenue partially offset by an increase in interest expense of $12.8 million.
Total revenues decreased by $2.9 million and increased by $43.7 million for the three and nine months ended September 30, 2013, as compared to the same periods in 2012. The decrease for the third quarter is primarily due to a $3.9 million decrease to net investment income due to a decrease in the investment yield. The increase for the first nine months was largely due to a $46.5 million gain on repurchase of collateral finance facility securities in the first quarter of 2013, included in other revenues. Additionally, there was a $9.3 million increase in investment income mainly due to a higher investment yield, primarily on limited partnership investments.
Total benefits and expenses decreased by $6.5 million, or 18.6%, and increased $1.2 million, or 1.2%, for the three and nine months ended September 30, 2013, as compared to the same periods in 2012. The decrease in the third quarter was primarily due to an increase of $6.2 million in policy acquisition costs and other insurance income primarily related to the offset to capital charges allocated to the operating segments and a reduction in other operating expenses of $1.5 million, offset by a $1.1 million increase in interest expense due to a higher level of outstanding debt. The increase in the first nine months of 2013 was primarily due to an increase in interest expense of $12.8 million, as a result of a higher level of outstanding debt, and an increase in other operating expenses of $2.0 million primarily relating to employee compensation, largely offset by a $13.4 million increase in policy acquisition and other insurance income primarily related to the offset to capital charges allocated to the operating segments.
Liquidity and Capital Resources
Current Market Environment
The current interest rate environment in select markets, primarily the U.S., continues to negatively affect the Company’s earnings. The average investment yield, excluding funds withheld and other spread business, has decreased 25 basis points for the nine months ended September 30, 2013 as compared to the same period in 2012. In addition, the Company’s insurance liabilities, in particular its annuity products, are sensitive to changing market factors. Results of operations in the first nine months of 2013 compared to the same period in 2012 include favorable changes in the value of embedded derivatives. The effect of tightening credit spreads in the U.S. markets generated an increase in revenue related to embedded derivatives to a greater extent in the first nine months of 2013 than 2012. This increase was partially offset by a rise in interest rates in 2013, which has also reduced gross unrealized gains on fixed maturity and equity securities available-for-sale, which were $1,688.4 million and $2,913.9 million at September 30, 2013 and 2012, respectively. Gross unrealized losses totaled $318.9 million and $153.7 million at September 30, 2013 and 2012, respectively.
The Company continues to be in a position to hold any investment security showing an unrealized loss until recovery, provided it remains comfortable with the credit of the issuer. As indicated above, gross unrealized gains on investment securities of $1,688.4 million are well in excess of gross unrealized losses of $318.9 million as of September 30, 2013. Historically low interest rates continued to put pressure on the Company’s investment yield. In January 2012, U.S. Federal Reserve officials indicated that economic conditions in the U.S. would likely warrant exceptionally low federal funds rate through 2014. In September 2013, the U.S. Federal Reserve announced that it was not tapering its quantitative easing ("QE") program due to ongoing concerns with the U.S. economy and labor market. That announcement and the stability in the QE program will likely continue to put downward pressure on U.S. interest rates. The Company does not rely on short-term funding or commercial paper and to date it has experienced no liquidity pressure, nor does it anticipate such pressure in the foreseeable future.
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

The Holding Company
RGA is an insurance holding company whose primary uses of liquidity include, but are not limited to, the immediate capital needs of its operating companies, dividends paid to its shareholders, repurchase of common stock and interest payments on its indebtedness. RGA recognized interest expense of $117.7 million and $104.9 million for the nine months ended September 30, 2013 and 2012, respectively. RGA purchased a subsidiary for $12.5 million during the nine months ended September 30, 2013. RGA made capital contributions to subsidiaries of $106.6 million and $3.9 million for the nine months ended September 30, 2013 and 2012, respectively. Dividends to shareholders were $56.5 million and $44.2 million for the nine months ended September 30, 2013 and 2012, respectively. There were no principal payments on RGA’s debt for the nine months ended September 30, 2013 and 2012. The primary sources of RGA’s liquidity include proceeds from its capital raising efforts, interest income on undeployed corporate investments, interest income received on surplus notes with its subsidiaries and dividends from operating subsidiaries. RGA recognized interest and dividend income of $150.5 million and $59.6 million for the nine months ended September 30, 2013 and 2012, respectively. Net proceeds from unaffiliated long-term debt issuance were $395.1 million and $393.7 million for the nine months ended September 30, 2013 and 2012, respectively. As the Company continues its business operations, RGA will continue to be dependent upon these sources of liquidity. As of September 30, 2013 and December 31, 2012, RGA held $837.1 million and $722.3 million, respectively, of cash and cash equivalents, short-term and other investments and fixed maturity investments.
RGA, through wholly-owned subsidiaries, has committed to provide statutory reserve support to third-parties, in exchange for a fee, by funding loans if certain defined events occur. Such statutory reserves are required under the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX for term life insurance policies and Regulation A-XXX for universal life secondary guarantees). The third-parties have recourse to RGA should the subsidiary fail to provide the required funding, however, as of September 30, 2013, the Company does not believe that it will be required to provide any funding under these commitments as the occurrence of the defined events is considered remote. The following table presents information about these commitments (dollars in millions):

Commitment Period	Maximum Potential Obligation
2033	$1,350.0
2035	560.0
RGA has established an intercompany revolving credit facility where certain subsidiaries can lend to or borrow from each other and from RGA in order to manage capital and liquidity more efficiently. The intercompany revolving credit facility, which is a series of demand loans among RGA and its affiliates, is permitted under applicable insurance laws. This facility reduces overall borrowing costs by allowing RGA and its operating companies to access internal cash resources instead of incurring third-party transaction costs. The statutory borrowing and lending limit for RGA’s Missouri-domiciled insurance subsidiaries is currently 3% of the insurance company’s admitted assets as of its most recent year-end. There was $25.0 million outstanding under the intercompany revolving credit facility as of September 30, 2013 and none as of December 31, 2012. In addition to loans associated with the intercompany revolving credit facility, RGA and its subsidiary, RGA Capital LLC, each provided a loan to RGA Australian Holdings Pty Limited, another RGA subsidiary, with both loans having an outstanding balance of $26.9 million as of September 30, 2013.
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
In July 2013, the Company’s quarterly dividend was increased to $0.30 per share from $0.24 per share. All future payments of dividends are at the discretion of RGA’s board of directors and will depend on the Company’s earnings, capital requirements, insurance regulatory conditions, operating conditions, and other such factors as the board of directors may deem relevant. The amount of dividends that RGA can pay will depend in part on the operations of its reinsurance subsidiaries. See Note 13 - "Stock Transactions" in the Notes to Condensed Consolidated Financial Statements for information on the Company's share repurchase program.
Cash Flows
The Company’s net cash flows provided by operating activities for the nine months ended September 30, 2013 and 2012 were $1,251.0 million and $1,529.1 million, respectively. Cash flows from operating activities are affected by the timing of premiums received, claims paid, and working capital changes. The Company believes the short-term cash requirements of its business operations will be sufficiently met by the positive cash flows generated. Additionally, the Company believes it maintains a high quality fixed maturity portfolio that can be sold, if necessary, to meet the Company’s short- and long-term obligations.

Net cash used in investing activities for the nine months ended September 30, 2013 and 2012 was $514.4 million and $1,026.6 million, respectively. Cash flows from investing activities primarily reflect the sales, maturities and purchases of fixed maturity securities related to the management of the Company’s investment portfolios and the investment of excess cash generated by operating and financing activities. Cash flows from investing activities also include the investment activity related to mortgage loans, policy loans, funds withheld at interest, short-term investments, other invested assets and purchase of a business.
Net cash (used in) provided by financing activities for the nine months ended September 30, 2013 and 2012 was $(536.7) million and $123.8 million, respectively. Cash flows from financing activities primarily reflects the Company’s capital management efforts, treasury stock activity, dividends to stockholders, changes in collateral for derivative positions and the activity related to universal life and other investment type policies and contracts.
Debt
Certain of the Company’s debt agreements contain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of consolidated net worth, maximum ratios of debt to capitalization and change of control provisions. The Company is required to maintain a minimum consolidated net worth, as defined in the debt agreements, of $2.8 billion, calculated as of the last day of each fiscal quarter. Also, consolidated indebtedness, calculated as of the last day of each fiscal quarter, cannot exceed 35% of the sum of the Company’s consolidated indebtedness plus adjusted consolidated net worth. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the various agreements. Additionally, the Company’s debt agreements contain cross-default covenants, which would make outstanding borrowings immediately payable in the event of a material uncured covenant default under any of the agreements, including, but not limited to, non-payment of indebtedness when due for an amount in excess of $100.0 million, bankruptcy proceedings, or any other event which results in the acceleration of the maturity of indebtedness. As of September 30, 2013 and December 31, 2012, the Company had $2,214.2 million and $1,815.3 million, respectively, in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, and the Company’s ability to raise additional funds. Scheduled repayments of debt over the next five years total $300.0 million, all due in 2017.
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
The Company may borrow up to $850.0 million in cash and obtain letters of credit in multiple currencies on its revolving credit facility that expires in December 2015. As of September 30, 2013, the Company had no cash borrowings outstanding and $73.9 million in issued, but undrawn, letters of credit under this facility. As of September 30, 2013 and December 31, 2012, the average interest rate on short-term and long-term debt outstanding was 5.76% and 5.99%, respectively.
On September 19, 2013, RGA issued 4.70% Senior Notes due September 15, 2023 with a face amount of $400.0 million. These senior notes have been registered with the Securities and Exchange Commission. The net proceeds from the offering were approximately $395.1 million and will be used for general corporate purposes. Capitalized issue costs were approximately $3.4 million.
Based on the historic cash flows and the current financial results of the Company, management believes RGA’s cash flows will be sufficient to enable RGA to meet its obligations for at least the next 12 months.
Collateral Finance Facilities
In 2006, RGA’s subsidiary, Timberlake Financial L.L.C. (“Timberlake Financial”), issued $850.0 million of Series A Floating Rate Insured Notes due June 2036 in a private placement. The notes were issued to fund the collateral requirements for statutory reserves required by the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX) on specified term life insurance policies reinsured by RGA Reinsurance and retroceded to Timberlake Reinsurance Company II (“Timberlake Re”). Proceeds from the notes, along with a $112.8 million direct investment by the Company, were deposited into a series of accounts that collateralize the notes and are not available to satisfy the general obligations of the Company. Interest on the notes accrues at an annual rate of 1-month LIBOR plus a base rate margin, payable monthly. The payment of interest and principal on the notes is insured through a financial guaranty insurance policy by a monoline insurance company whose parent company emerged from Chapter 11 bankruptcy in 2013. The notes represent senior, secured indebtedness of Timberlake Financial without legal recourse to RGA or its other subsidiaries.

Timberlake Financial relies primarily upon the receipt of interest and principal payments on a surplus note and dividend payments from its wholly-owned subsidiary, Timberlake Re, a South Carolina captive insurance company, to make payments of interest and principal on the notes. The ability of Timberlake Re to make interest and principal payments on the surplus note and dividend payments to Timberlake Financial is contingent upon the South Carolina Department of Insurance’s regulatory approval. As of September 30, 2013, Timberlake Re’s capital and surplus totaled $39.8 million. Timberlake Re's capital and surplus is expected to remain above $35.0 million. Since Timberlake Re’s capital and surplus previously fell below the minimum requirement in its licensing order of $35.0 million, it has been required, since the second quarter of 2011, to request approval on a quarterly rather than annual basis and provide additional scenario testing results. Approval to pay interest on the surplus note was granted through December 30, 2013.
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
The Company’s liquidity position (cash and cash equivalents and short-term investments) was $1,467.4 million and $1,548.0 million at September 30, 2013 and December 31, 2012, respectively. Cash and cash equivalents includes cash collateral received from derivative counterparties of $64.0 million and $136.4 million as of September 30, 2013 and December 31, 2012, respectively. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in other liabilities in the Company’s condensed consolidated balance sheets. Liquidity needs are determined from valuation analyses conducted by operational units and are driven by product portfolios. Periodic evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.
The Company also participates in a repurchase/reverse repurchase program in which securities, reflected as investments on the Company’s condensed consolidated balance sheets, are pledged to a third party. In return, the Company receives securities from the third party with an estimated fair value equal to a minimum of 100% of the securities pledged. The securities received are not reflected on the Company’s condensed consolidated balance sheets. As of September 30, 2013 the Company had pledged securities with an amortized cost of $292.4 million and an estimated fair value of $307.0 million, and in return the Company received securities with an estimated fair value of $347.5 million. As of December 31, 2012 the Company had pledged securities with an amortized cost of $290.2 million and an estimated fair value of $305.9 million, and in return the Company received securities with an estimated fair value of $342.0 million. In addition to its security agreements with third parties, certain RGA’s subsidiaries have entered into intercompany securities lending agreements to more efficiently source securities for lending to third parties and to provide for more efficient regulatory capital management.
RGA Reinsurance is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and holds $31.4 million of FHLB common stock, which is included in other invested assets on the Company's condensed consolidated balance sheets. Membership provides RGA Reinsurance access to borrowing arrangements with the FHLB (“advances”) and funding agreements, discussed below. RGA Reinsurance did not have advances at September 30, 2013 and December 31, 2012. RGA Reinsurance's average outstanding balance of advances was $79.0 million and $32.3 million during the third quarter and first nine months of 2013, respectively. RGA Reinsurances’s average outstanding balance of advances was $24.1 million and $8.1 million during the third quarter and first nine months of 2012, respectively. Interest on advances is reflected in interest expense on the Company's condensed consolidated statements of income.
In addition, RGA Reinsurance has also entered into funding agreements with the FHLB under guaranteed investment contracts whereby RGA Reinsurance has issued the funding agreements in exchange for cash and for which the FHLB has been granted a blanket lien on RGA Reinsurance's commercial and residential mortgage-backed securities and commercial mortgage loans used to collateralize RGA Reinsurance's obligations under the funding agreements. RGA Reinsurance maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreements represented by this blanket lien provide that upon any event of default by RGA Reinsurance, the FHLB's recovery is limited to the amount of RGA Reinsurance's liability under the outstanding funding agreements. The amount of the RGA Reinsurance's liability for the funding agreements with the FHLB under guaranteed investment contracts was $535.9 million and $500.0 million at September 30, 2013 and December 31, 2012, respectively, which is included in interest sensitive contract liabilities on the Company's condensed consolidated balance sheets. The advances on these agreements are collateralized primarily by commercial and residential mortgage-backed securities and commercial mortgage loans. The amount of collateral exceeds the liability and is dependent on the type of assets collateralizing the guaranteed investment contracts.
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
Portfolio Composition
The Company had total cash and invested assets of $33.3 billion and $34.2 billion at September 30, 2013 and December 31, 2012, respectively, as illustrated below (dollars in thousands):

	September 30, 2013	% of Total	December 31, 2012	% of Total
Fixed maturity securities, available-for-sale	$21,289,108	63.8%	$22,291,614	65.2%
Mortgage loans on real estate	2,488,582	7.5	2,300,587	6.7
Policy loans	1,244,878	3.7	1,278,175	3.7
Funds withheld at interest	5,739,872	17.2	5,594,182	16.4
Short-term investments	44,192	0.1	288,082	0.9
Other invested assets	1,116,391	3.4	1,159,543	3.4
Cash and cash equivalents	1,423,235	4.3	1,259,892	3.7
Total cash and invested assets	$33,346,258	100.0%	$34,172,075	100.0%
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

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	Increase/ (Decrease)	2013	2012	Increase/ (Decrease)
Average invested assets at amortized cost	$18,263,880	$17,030,794	7.2%	$17,910,062	$16,432,165	9.0%
Net investment income	213,318	208,346	2.4	638,687	616,420	3.6
Investment yield (ratio of net investment income to average invested assets)	4.75%	4.98%	(23) bps	4.78%	5.03%	(25) bps
Investment yield decreased for the three and nine months ended September 30, 2013 in comparison to the same periods in the prior year due to lower yields upon reinvestment. The lower yields are due primarily to a lower interest rate environment on a historical basis.
Fixed Maturity and Equity Securities Available-for-Sale
See “Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables that provide the amortized cost, unrealized gains and losses, estimated fair value of fixed maturity and equity securities, and other-than-temporary impairments in AOCI by sector as of September 30, 2013 and December 31, 2012.
The Company’s fixed maturity securities are invested primarily in corporate bonds, mortgage- and asset-backed securities, and U.S. and Canadian government securities. As of September 30, 2013 and December 31, 2012, approximately 93.7% and 94.2%, respectively, of the Company’s consolidated investment portfolio of fixed maturity securities were investment grade.
Important factors in the selection of investments include diversification, quality, yield, total rate of return potential and call protection. The relative importance of these factors is determined by market conditions and the underlying product or portfolio characteristics. Cash equivalents are primarily invested in high-grade money market instruments. The largest asset class in which fixed maturity securities were invested was corporate securities, which represented approximately 56.1% and 55.5% of total fixed maturity securities as of September 30, 2013 and December 31, 2012. See “Corporate Fixed Maturity Securities” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables showing the major industry types, which comprise the corporate fixed maturity holdings at September 30, 2013 and December 31, 2012.
As of September 30, 2013, the Company’s investments in Canadian and Canadian provincial government securities represented 16.4% of the fair value of total fixed maturity securities compared to 18.2% of the fair value of total fixed maturity securities at December 31, 2012. These assets are primarily high quality, long duration provincial strips whose valuation is closely linked to the interest rate curve. The Company’s holdings in Canadian securities were one of the largest contributors to the decrease in net unrealized gain reported in the accumulated other comprehensive income reflected in the Company’s condensed consolidated balance sheets. These assets are longer in duration and held primarily for asset/liability management to meet Canadian regulatory requirements. See “Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables showing the various sectors as of September 30, 2013 and December 31, 2012.
The creditworthiness of Greece, Ireland, Italy, Portugal and Spain, commonly referred to as “Europe’s peripheral region,” and Cyprus is under ongoing stress and uncertainty due to high debt levels and economic weakness. The Company did not have material exposure to sovereign fixed maturity securities, which includes global government agencies, from Europe’s peripheral region and Cyprus, as of September 30, 2013 and December 31, 2012. In addition, the Company did not purchase or sell credit protection, through credit default swaps, referenced to sovereign entities of Europe’s peripheral region and Cyprus.

The tables below show the Company’s exposure to fixed maturity securities and equity securities, based on the security’s country of issuance, from Europe’s peripheral region and Cyprus as of September 30, 2013 and December 31, 2012 (dollars in thousands):

September 30, 2013:		Estimated
	Amortized Cost	Fair Value	% of Total
Sovereign:
Ireland	$5,000	$4,640	3.3%
Spain	4,986	5,107	3.6
Total sovereign	9,986	9,747	6.9
Financial institutions:
Ireland	7,258	7,497	5.3
Italy	13,825	13,875	9.9
Spain	31,201	33,245	23.6
Total financial institutions	52,284	54,617	38.8
Other:
Ireland	39,874	41,168	29.2
Italy	8,796	9,006	6.4
Spain	24,753	26,274	18.7
Total other	73,423	76,448	54.3
Total	$135,693	$140,812	100.0%

December 31, 2012:		Estimated
	Amortized Cost	Fair Value	% of Total
Financial institutions:
Ireland	$4,093	$4,520	3.8%
Spain	38,422	39,920	33.7
Total financial institutions	42,515	44,440	37.5
Other:
Ireland	38,852	41,019	34.6
Italy	6,434	6,653	5.6
Spain	24,725	26,547	22.3
Total other	70,011	74,219	62.5
Total	$112,526	$118,659	100.0%
Strong improvement in European financial markets, as the governments of the European Union have demonstrated willingness to negotiate a solution to the region’s debt problems during 2013, has resulted in unrealized gains in both financial institutions and all other fixed maturity and equity securities held by the Company that were issued within the region with the exception of the Company’s sovereign exposure to Ireland which had fair values slightly below amortized cost.

The tables below show the Company’s exposure to sovereign fixed maturity securities originated in countries other than Europe’s peripheral region, included in “Other foreign government, supranational and foreign government-sponsored enterprises,” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements, as of September 30, 2013 and December 31, 2012 (dollars in thousands):

September 30, 2013:		Estimated
	Amortized Cost	Fair Value	% of Total
Australia	$421,552	$425,373	26.9%
Japan	297,576	302,997	19.1
United Kingdom	150,472	152,251	9.6
South Africa	81,548	80,384	5.1
New Zealand	67,078	66,178	4.2
Cayman Islands	53,508	56,549	3.6
South Korea	52,264	54,072	3.4
Germany	49,361	51,490	3.2
France	47,974	50,103	3.2
Other	336,378	343,801	21.7
Total	$1,557,711	$1,583,198	100.0%

December 31, 2012:		Estimated
	Amortized Cost	Fair Value	% of Total
Australia	$472,188	$483,629	30.9%
Japan	291,955	297,025	19.0
United Kingdom	130,792	139,826	8.9
Cayman Islands	69,172	77,912	5.0
South Africa	63,721	66,372	4.2
South Korea	52,613	55,563	3.5
Germany	51,413	54,602	3.5
New Zealand	53,593	54,092	3.5
France	45,342	48,761	3.1
Other	258,578	287,421	18.4
Total	$1,489,367	$1,565,203	100.0%
As of September 30, 2013, the Company’s investment in sovereign fixed maturity securities represented 7.4% of the fair value of total fixed maturity securities compared to 7.0% of the fair value of total fixed maturity securities at December 31, 2012. The Company typically invests in sovereign fixed maturity securities to help mitigate exposure to foreign currency fluctuations from liabilities denominated in the same currencies.
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

The quality of the Company’s available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity security portfolio, at September 30, 2013 and December 31, 2012 was as follows (dollars in thousands):

		September 30, 2013			December 31, 2012
NAIC Designation	Rating Agency Designation	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
1	AAA/AA/A	$12,460,380	$13,643,495	64.1%	$12,059,154	$14,300,571	64.2%
2	BBB	6,117,081	6,298,628	29.6	6,186,536	6,692,929	30.0
3	BB	652,300	655,000	3.1	694,349	712,712	3.2
4	B	499,580	512,325	2.4	444,996	444,035	2.0
5	CCC and lower	87,364	86,644	0.4	118,738	95,906	0.4
6	In or near default	100,645	93,016	0.4	55,659	45,461	0.2
	Total	$19,917,350	$21,289,108	100.0%	$19,559,432	$22,291,614	100.0%

The Company’s fixed maturity portfolio includes structured securities. The following table shows the types of structured securities the Company held at September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30, 2013		December 31, 2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Residential mortgage-backed securities:
Agency	$517,517	$541,870	$497,918	$555,535
Non-agency	405,064	409,968	471,349	486,529
Total residential mortgage-backed securities	922,581	951,838	969,267	1,042,064
Commercial mortgage-backed securities	1,371,473	1,453,114	1,608,376	1,698,903
Asset-backed securities	883,495	885,278	700,455	691,555
Total	$3,177,549	$3,290,230	$3,278,098	$3,432,522
The residential mortgage-backed securities include agency-issued pass-through securities and collateralized mortgage obligations. A majority of the agency-issued pass-through securities are guaranteed or otherwise supported by the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, or the Government National Mortgage Association. The weighted average credit rating of residential mortgage-backed securities was “A+” as of both September 30, 2013 and December 31, 2012. The principal risks inherent in holding mortgage-backed securities are prepayment and extension risks, which will affect the timing of when cash will be received and are dependent on the level of mortgage interest rates. Prepayment risk is the unexpected increase in principal payments, primarily as a result of owner refinancing. Extension risk relates to the unexpected slowdown in principal payments. In addition, non-agency mortgage-backed securities face credit risk should the borrower be unable to pay the contractual interest or principal on their obligation. The Company monitors its mortgage-backed securities to mitigate exposure to the cash flow uncertainties associated with these risks.
As of September 30, 2013 and December 31, 2012, the Company had exposure to commercial mortgage-backed securities with amortized costs totaling $1,755.8 million and $1,969.4 million, and estimated fair values of $1,847.5 million and $2,090.0 million, respectively. Those amounts include exposure to commercial mortgage-backed securities held directly in the Company’s investment portfolios within fixed maturity securities, as well as securities held by ceding companies that support the Company’s funds withheld at interest investment. The securities are generally highly rated with weighted average S&P credit ratings of approximately “A+” at both September 30, 2013 and December 31, 2012. Approximately 31.3% and 30.3%, based on estimated fair value, were classified in the “AAA” category at September 30, 2013 and December 31, 2012, respectively. The Company recorded $10.1 million of other-than-temporary impairments in its direct investments in commercial mortgage-backed securities for the first nine months ended September 30, 2013. The Company recorded $14.2 million of other-than-temporary impairments in its direct investments in commercial mortgage-backed securities for the first nine months ended September 30, 2012. The following tables summarize the commercial mortgage-backed securities by rating and underwriting year at September 30, 2013 and December 31, 2012 (dollars in thousands):

September 30, 2013:	AAA		AA		A
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
Underwriting Year	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
2006 & Prior	$264,408	$283,885	$173,645	$184,540	$139,814	$148,634
2007	152,169	164,172	35,966	39,206	56,634	62,428
2008	—	—	53,930	62,831	18,097	19,583
2009	1,657	1,717	7,164	7,798	—	—
2010	28,002	29,332	45,744	48,286	19,215	19,961
2011	15,744	16,049	20,869	22,445	35,345	35,715
2012	39,141	37,763	50,331	49,327	27,942	27,076
2013	47,199	45,114	68,250	68,130	2,494	2,209
Total	$548,320	$578,032	$455,899	$482,563	$299,541	$315,606

	BBB		Below Investment Grade		Total
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
Underwriting Year	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
2006 & Prior	$127,685	$131,482	$79,225	$83,315	$784,777	$831,856
2007	94,022	106,116	63,878	62,536	402,669	434,458
2008	—	—	3,116	5,013	75,143	87,427
2009	7,565	10,904	—	—	16,386	20,419
2010	—	—	—	—	92,961	97,579
2011	33,097	31,437	—	—	105,055	105,646
2012	43,416	40,504	—	—	160,830	154,670
2013	—	—	—	—	117,943	115,453
Total	$305,785	$320,443	$146,219	$150,864	$1,755,764	$1,847,508

December 31, 2012:	AAA		AA		A
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
Underwriting Year	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
2005 & Prior	$69,810	$75,706	$129,430	$141,189	$99,840	$103,112
2006	243,222	270,756	59,773	66,862	85,198	93,688
2007	182,456	201,131	32,810	37,542	69,266	77,657
2008	7,674	7,672	53,510	67,624	14,387	17,098
2009	1,655	1,820	17,399	19,483	3,463	5,599
2010	27,984	29,956	47,085	53,027	13,273	14,405
2011	15,748	16,411	16,069	18,184	40,546	42,726
2012	28,324	29,080	36,340	36,925	58,376	59,595
Total	$576,873	$632,532	$392,416	$440,836	$384,349	$413,880

	BBB		Below Investment Grade		Total
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
Underwriting Year	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
2005 & Prior	$110,887	$113,801	$42,838	$37,720	$452,805	$471,528
2006	83,565	84,689	67,131	65,645	538,889	581,640
2007	93,414	108,902	115,028	91,505	492,974	516,737
2008	—	—	22,416	17,386	97,987	109,780
2009	3,880	5,547	—	—	26,397	32,449
2010	—	—	—	—	88,342	97,388
2011	33,242	33,757	—	—	105,605	111,078
2012	43,346	43,811	—	—	166,386	169,411
Total	$368,334	$390,507	$247,413	$212,256	$1,969,385	$2,090,011

Asset-backed securities include credit card and automobile receivables, sub-prime mortgage-backed securities, home equity loans, manufactured housing bonds and collateralized debt obligations. The Company’s asset-backed securities are diversified by issuer and contain both floating and fixed rate securities and had a weighted average credit rating of “A+” and “AA-” at September 30, 2013 and December 31, 2012, respectively. The Company owns floating rate securities that represent approximately 15.3% and 15.0% of the total fixed maturity securities at September 30, 2013 and December 31, 2012, respectively. These investments have a higher degree of income variability than the other fixed income holdings in the portfolio due to the floating rate nature of the interest payments. The Company holds these investments to match specific floating rate liabilities primarily reflected in the condensed consolidated balance sheets as collateral finance facility. In addition to the risks associated with floating rate securities, principal risks in holding asset-backed securities are structural, credit and capital market risks. Structural risks include the securities’ cash flow priority in the capital structure and the inherent prepayment sensitivity of the underlying collateral. Credit risks include the adequacy and ability to realize proceeds from the collateral. Credit risks are mitigated by credit enhancements which include excess spread, over-collateralization and subordination. Capital market risks include general level of interest rates and the liquidity for these securities in the marketplace.
Since the financial crisis of 2008, the Company has continued to monitor its exposure in other structured security investments that includes subprime mortgage securities as well as Alt-A securities, a classification of mortgage loans where the risk profile of the borrower falls between prime and subprime. At September 30, 2013 and December 31, 2012, the Company directly held investments in asset-backed securities with subprime mortgage exposure and also within the portfolios supporting the Company’s funds withheld at interest with amortized costs totaling $113.9 million and $122.6 million, and estimated fair values of $108.6 million and $103.0 million, respectively. While ratings and vintage year are important factors to consider, the tranche seniority and evaluation of forecasted future losses within a tranche is critical to the valuation of these types of securities. At September 30, 2013 and December 31, 2012, the Company’s Alt-A securities had an amortized cost of $177.3 million and $169.0 million, and estimated fair values of $182.0 million and $174.4 million, respectively. The Alt-A securities are held directly as well as within the portfolios supporting the Company’s funds withheld at interest. The Company did not record any other-than-temporary impairments in its direct subprime or Alt-A portfolios during the first nine months of 2013. During the first nine months of 2012, the Company recorded $0.5 million in other-than-temporary impairments in its direct subprime and Alt-A portfolios.
The Company does not invest in the common equity securities of Fannie Mae and Freddie Mac, both of which are government sponsored entities. However, as of September 30, 2013 and December 31, 2012, the Company held in its direct portfolio $46.3 million and $64.7 million, respectively, at amortized cost with direct exposure in the form of senior unsecured agency and preferred securities. Additionally, as of September 30, 2013 and December 31, 2012, the portfolios held by the Company’s ceding companies that support its funds withheld asset contain approximately $327.6 million and $307.2 million, respectively, in amortized cost of unsecured agency bond holdings and no equity exposure. As of September 30, 2013 and December 31, 2012, indirect exposure in the form of secured, structured mortgaged securities issued by Fannie Mae and Freddie Mac totaled approximately $701.0 million and $700.9 million, respectively, in amortized cost across the Company’s direct and funds withheld portfolios.
The Company monitors its fixed maturity and equity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, the length of time and the extent to which the market value has been below amortized cost, compliance with covenants, general market and industry sector conditions, current intent and ability to hold securities, and various other subjective factors. See “Investments – Other-than-Temporary Impairment” in Note 2 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in the 2012 Annual Report for additional information. The Company recorded $0.3 million and $10.6 million in other-than-temporary impairments in its fixed maturity securities, including $0.1 million and $10.2 million of other-than-temporary impairment losses on structured securities in the third quarter and first nine months of 2013, respectively. The Company recorded $2.6 million and $22.2 million in other-than-temporary impairments in its fixed maturity and equity securities, including $2.3 million and $15.3 million of other-than-temporary impairment losses on structured securities, in the third quarter and first nine months of 2012, primarily due to a decline in value of structured securities with exposure to mortgages and general credit deterioration in select corporate and foreign securities. The table below summarizes other-than-temporary impairments for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands).

Asset Class	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Structured securities	$134	$2,331	$10,243	$15,341
Corporate / Other fixed maturity securities	198	224	400	3,839
Equity securities	—	—	—	3,025
Other impairments (primarily mortgage loans and limited partnerships)	(233)	10,301	1,268	14,382
Total	$99	$12,856	$11,911	$36,587

At September 30, 2013 and December 31, 2012, the Company had $318.9 million and $133.6 million, respectively, of gross unrealized losses related to its fixed maturity and equity securities. The distribution of the gross unrealized losses related to these securities is shown below.

	September 30, 2013	December 31, 2012
Sector:
Corporate securities	67.8%	30.4%
Canadian and Canada provincial governments	4.3	0.1
Residential mortgage-backed securities	4.9	2.8
Asset-backed securities	5.5	21.6
Commercial mortgage-backed securities	6.5	38.8
State and political subdivisions	4.3	4.3
U.S. government and agencies	0.9	—
Other foreign government supranational and foreign government-sponsored enterprises	5.8	2.0
Total	100.0%	100.0%
Industry:
Finance	21.9%	18.0%
Asset-backed	5.5	21.6
Industrial	36.2	9.0
Mortgage-backed	11.4	41.6
Government	15.3	6.4
Utility	9.7	3.4
Total	100.0%	100.0%
See “Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the total gross unrealized losses for fixed maturity and equity securities at September 30, 2013 and December 31, 2012, respectively, where the estimated fair value had declined and remained below amortized cost by less than 20% or more than 20%.
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
See “Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables that present the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for fixed maturity and equity securities that have estimated fair values below amortized cost as of September 30, 2013 and December 31, 2012.
As of September 30, 2013 and December 31, 2012, respectively, the Company classified approximately 10.7% and 10.0% of its fixed maturity securities in the Level 3 category (refer to Note 6 – “Fair Value of Assets and Liabilities” in the Notes to Condensed Consolidated Financial Statements for additional information). These securities primarily consist of private placement corporate securities, below investment grade commercial and residential mortgage-backed securities and sub-prime asset-backed securities with inactive trading markets.

Mortgage Loans on Real Estate
Mortgage loans represented approximately 7.5% and 6.7% of the Company’s cash and invested assets as of September 30, 2013 and December 31, 2012, respectively. The Company’s mortgage loan portfolio consists principally of investments in U.S.-based commercial offices, light industrial properties and retail locations. The mortgage loan portfolio is diversified by geographic region and property type as discussed further in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements.
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
Policy Loans
Policy loans comprised approximately 3.7% of the Company’s cash and invested assets as of both September 30, 2013 and December 31, 2012, substantially all of which are associated with one client. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. Because policy loans represent premature distributions of policy liabilities, they have the effect of reducing future disintermediation risk. In addition, the Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.
Funds Withheld at Interest
Funds withheld at interest comprised approximately 17.2% and 16.4% of the Company’s cash and invested assets as of September 30, 2013 and December 31, 2012, respectively. For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company, and are reflected as funds withheld at interest on the Company’s consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances with amounts owed by the ceding company. Interest accrues to these assets at rates defined by the treaty terms. Additionally, under certain treaties the Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate the risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had an average rating of “A” at September 30, 2013 and December 31, 2012. Certain ceding companies maintain segregated portfolios for the benefit of the Company.
Other Invested Assets
Other invested assets include equity securities, collateral, limited partnership interests, real estate joint ventures, real estate held-for-investment, structured loans, derivative contracts and investments supporting unit-linked variable annuity type liabilities, which do not qualify as separate accounts. Other invested assets represented approximately 3.3% and 3.4% of the Company’s cash and invested assets as of September 30, 2013 and December 31, 2012, respectively. See “Other Invested Assets” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the carrying value of the Company’s other invested assets by type as of September 30, 2013 and December 31, 2012.

The Company did not record any other-than-temporary impairments on equity securities in the third quarter and first nine months of 2013. The Company recorded $3.0 million of other-than-temporary impairments on equity securities in the first nine months of 2012. The Company did not record any other-than-temporary impairments in the third quarter on limited partnerships and $2.4 million in the first nine months of 2013. The Company recorded $7.5 million in other-than-temporary impairments on limited partnership interests in the third quarter of 2012, and $8.2 million in the first nine months of 2012.
The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value at the reporting date plus or minus any collateral pledged to or from the Company. The Company had credit exposure related to its derivative contracts, excluding futures, of $12.1 million and $7.1 million at September 30, 2013 and December 31, 2012, respectively. See “Credit Risk” in Note 5 – “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for additional information.

Contractual Obligations
The Company’s obligation for long-term debt, including interest, increased by $518.2 million since December 31, 2012 primarily related to the September 2013 issuance of senior notes as previously discussed. The Company’s obligation related to its collateral finance facility, including interest, was reduced by $183.3 million since December 31, 2012 primarily due to the repurchase of a portion of the outstanding notes as previously discussed. In addition, since December 31, 2012, the Company’s obligation for payables for collateral received under derivative transactions decreased by $72.4 million due to a reduction in cash received as collateral on derivative positions and the Company's obligation to fund limited partnerships increased by $65.2 million. There were no other material changes in the Company’s contractual obligations from those reported in the 2012 Annual Report.
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
The Company reinsures annuities with benefits indexed to the cost of living. These benefits are hedged with a combination of CPI swaps and indexed government bonds.
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
Variable Annuities
The Company reinsures variable annuities including those with guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”) and guaranteed minimum withdrawal benefits (“GMWB”). Strong equity markets, increases in interest rates and decreases in volatility will generally decrease the fair value of the liabilities underlying the benefits. Conversely, a decrease in the equity markets along with a decrease in interest rates and an increase in volatility will generally result in an increase in the fair value of the liabilities underlying the benefits, which has the effect of increasing reserves and lowering earnings. The Company maintains a customized dynamic hedging program that is designed to substantially mitigate the risks associated with income volatility around the change in reserves on guaranteed benefits, ignoring the Company’s own credit risk assessment. However, the hedge positions may not fully offset the changes in the carrying value of the guarantees due to, among other things, time lags, high levels of volatility in the equity and derivative markets, extreme swings in interest rates, unexpected contract holder behavior, and divergence between the performance of the underlying funds and hedging indices. These factors, individually or collectively, may have a material adverse effect on the Company’s net income, financial condition or liquidity. The table below provides a summary of variable annuity account values and the fair value of the guaranteed benefits as of September 30, 2013 and December 31, 2012.

(dollars in millions)	September 30, 2013	December 31, 2012
No guarantee minimum benefits	$950	$948
GMDB only	83	79
GMIB only	6	6
GMAB only	52	54
GMWB only	1,704	1,662
GMDB / WB	459	455
Other	31	31
Total variable annuity account values	$3,285	$3,235
Fair value of liabilities associated with living benefit riders	$65	$172
There has been no significant change in the Company’s quantitative or qualitative aspects of market risk during the quarter ended September 30, 2013 from that disclosed in the 2012 Annual Report.
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
The creditworthiness of Europe’s peripheral region is under ongoing stress and uncertainty due to high debt levels and economic weakness. The Company does not have material exposure to sovereign fixed maturity securities, which includes global government agencies, from Europe’s peripheral region and Cyprus. However, the Company does have exposure to non-sovereign fixed maturity and equity securities issued from Europe’s peripheral region. The Company increased its exposure to fixed maturity and equity securities in Europe’s peripheral region and Cyprus from an estimated fair value of $118.7 million at December 31, 2012 to $140.8 million as of September 30, 2013, primarily due to sovereign security investments in Ireland and Spain. The Company believes it has adequately evaluated and is appropriately managing this additional risk. See “Investments” above for additional information on the Company’s exposure related to investment securities.

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
Generally, RGA’s insurance subsidiaries retrocede amounts in excess of their retention to RGA Reinsurance, Parkway Re, RGA Barbados, RGA Americas, Rockwood Re, Manor Re, RGA Worldwide or RGA Atlantic. External retrocessions are arranged through the Company’s retrocession pools for amounts in excess of its retention. As of September 30, 2013, all retrocession pool members in this excess retention pool rated by the A.M. Best Company were rated “A-” or better. A rating of “A-” is the fourth highest rating out of fifteen possible ratings. For a majority of the retrocessionaires that were not rated, letters of credit or trust assets have been given as additional security. In addition, the Company performs annual financial and in force reviews of its retrocessionaires to evaluate financial stability and performance.
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

Operational Risk
Operational risk is the risk of loss due to inadequate or failed internal processes, people or systems, or external events. These risks are sometimes residual risks after insurance, market and credit risks have been identified. Operational risk is further divided into: Process, Legal/Regulatory, Financial, and Intangibles. The Company's financial risk includes liquidity risk, which is risk that cash resources are insufficient to meet the Company's cash demands without incurring unacceptable costs. Liquidity demands come primarily from payment of claims, expenses and investment purchases, all of which are known or can be reasonably forecasted. Contingent liquidity demands exist and require the Company to inventory and estimate likely and potential liquidity demands stemming from stress scenarios.
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
There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A.  Risk Factors
In the risk factor below, we refer to the Company as “we,” “us,” or “our”. Other than the risk factor listed below, there have been no material changes from the risk factors previously disclosed in the Company’s 2012 Annual Report.
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
In order to reduce the effect of Regulation XXX, our principal U.S. operating subsidiary, RGA Reinsurance Company, has retroceded Regulation XXX-related reserves to affiliated and unaffiliated reinsurers, including affiliated insurers governed by captive insurance laws. Additionally, some of our reinsurance subsidiaries in foreign jurisdictions enter into various reinsurance arrangements with affiliated and unaffiliated reinsurers from time to time in order to reduce statutory capital and reserve requirements. We retrocede business to our affiliates to help reduce the amount of regulatory capital required by the laws of certain jurisdictions, including the U.S. and the UK.
State insurance regulators have been scrutinizing the use of affiliated captive reinsurers to satisfy certain reserve requirements. If a state insurance regulator that regulates any of our domestic insurance companies restricts the use of such captive reinsurers, our ability to reinsure certain products, maintain risk based capital ratios and deploy excess capital could be adversely affected. As a result, we may need to alter the type and volume of business we reinsure, increase prices on those products, and raise additional capital to support higher regulatory reserves or implement higher cost strategies, all of which could adversely impact our competitive position and our results of operations.
We believe that the capital required to support the business for our affiliated reinsurers reflects a more realistic expectation than the capital requirements of our insurance subsidiaries that are retroceding such policies, which have capital requirements that are often considered to be quite conservative. As a general matter, for us to reduce regulatory reserves on business that we retrocede, the affiliated or unaffiliated reinsurer must provide an equal amount of collateral. Such collateral may be provided through a capital markets securitization, in the form of a letter of credit from a commercial bank or through the placement of assets in trust for our benefit.
In connection with these reserve requirements, we face the following risks:

●	The availability of collateral and the related cost of such collateral in the future could affect the type and volume of business we reinsure and could increase our costs.
●	We may need to raise additional capital to support higher regulatory reserves, which could increase our overall cost of capital.
●
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

●
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
The following table summarizes RGA’s repurchase activity of its common stock during the quarter ended September 30, 2013:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program
July 1, 2013 - July 31, 2013	129	$69.70	—	$169,543,044
August 1, 2013 - August 31, 2013	122,244	$64.72	122,175	$161,636,046
September 1, 2013 - September 30, 2013	349,032	$65.67	348,994	$138,719,222

(1)
RGA repurchased 122,175 and 348,994 shares of common stock under its share repurchase program for $7.9 million and $22.9 million during August and September 2013, respectively. The Company net settled - issuing 2,333, 2,289 and 1,409 shares from treasury and repurchasing from recipients 129, 69 and 38 shares in July, August and September 2013, respectively, in settlement of income tax withholding requirements incurred by the recipients of an equity incentive award.

In January 2013, RGA's board of directors authorized a share repurchase program for up to $200.0 million of RGA's outstanding common stock. In April 2013, RGA's board of directors authorized an increase of $100.0 million to the share repurchase program previously authorized in January 2013. In July 2013, RGA's board of directors authorized an additional increase of $100.0 million to the share repurchase program previously authorized in January 2013. With these authorizations, the total amount of the Company's outstanding common stock authorized for repurchase is $400.0 million.
ITEM 6.  Exhibits
See index to exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Reinsurance Group of America, Incorporated
Date: November 5, 2013	By:	/s/ A. Greig Woodring
A. Greig Woodring
President & Chief Executive Officer
(Principal Executive Officer)
Date: November 5, 2013	By:	/s/ Jack B. Lay
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

4.1
Second Supplemental Indenture, dated as of September 24, 2013, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed September 24, 2013.

4.2	Form of 4.70% Senior Note due 2023, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed September 24, 2013.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document