Form 10-K
period 2013-12-31
REINSURANCE GROUP OF AMERICA INC
filed 2014-02-27
CIK 898174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

X	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2013

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
Large accelerated filer ✓       Accelerated filer               Non-accelerated filer             Smaller reporting company
Indicate by check mark whether the registrant is a shell company.  Yes         No ✓
The aggregate market value of the stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2013, as reported on the New York Stock Exchange was approximately $4.9 billion.
As of January 31, 2014, 70,790,937 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Definitive Proxy Statement in connection with the 2014 Annual Meeting of Shareholders (“the Proxy Statement”) which will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended December 31, 2013, are incorporated by reference in Part III of this Form 10-K.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

Item 1.         BUSINESS

A.	Overview
Reinsurance Group of America, Incorporated (“RGA”) is an insurance holding company that was formed on December 31, 1992. The consolidated financial statements herein include the assets, liabilities, and results of operations of RGA, RGA Reinsurance Company (“RGA Reinsurance”), Reinsurance Company of Missouri, Incorporated (“RCM”), RGA Reinsurance Company (Barbados) Ltd. (“RGA Barbados”), RGA Americas Reinsurance Company, Ltd. (“RGA Americas”), RGA Atlantic Reinsurance Company, Ltd. (“RGA Atlantic”), RGA Life Reinsurance Company of Canada (“RGA Canada”), RGA Reinsurance Company of Australia, Limited (“RGA Australia”) and RGA International Reinsurance Company (“RGA International”) as well as several other subsidiaries, all of which are wholly owned (collectively, the “Company”).
The Company is primarily engaged in the reinsurance of individual and group coverages for traditional life and health, longevity, disability, asset-intensive (e.g., annuities) and critical illness products, and financial reinsurance. RGA and its predecessor, the Reinsurance Division of General American Life Insurance Company, a Missouri life insurance company, have been engaged in the business of life and health reinsurance since 1973. The Company’s operations in the U.S. and Canada contributed approximately 66.7% of its consolidated net premiums during 2013. In 1994, the Company began expanding into international markets and now has subsidiaries, branch operations, or representative offices in Australia, Barbados, Bermuda, China, France, Germany, Hong Kong, India, Ireland, Italy, Japan, Mexico, the Netherlands, New Zealand, Poland, Singapore, South Africa, South Korea, Spain, Taiwan, Turkey, the United Arab Emirates (“UAE”) and the United Kingdom (“UK”). RGA is considered one of the leading life reinsurers in the world based on premiums and the amount of life reinsurance in force. As of December 31, 2013, the Company had approximately $2.9 trillion of life reinsurance in force and $39.7 billion in consolidated assets.
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
Life reinsurance primarily refers to reinsurance of individual or group-issued term, whole life, universal life, and joint and last survivor insurance policies. Health and disability reinsurance primarily refers to reinsurance of individual or group health policies. Critical illness reinsurance provides a benefit in the event of the diagnosis of a pre-defined critical illness. Asset-intensive reinsurance primarily refers to reinsurance of annuities and corporate-owned life insurance. Longevity reinsurance primarily refers to reinsurance of annuities in payout status. Financial reinsurance primarily involves assisting ceding companies in meeting applicable regulatory requirements by enhancing the ceding companies’ financial strength and regulatory surplus position. Financial reinsurance transactions do not qualify as reinsurance under U.S. generally accepted accounting principles (“GAAP”), due to the low-risk nature of the transactions. These transactions are reported in accordance with deposit accounting guidelines. Ceding companies will often contract with more than one reinsurance company to reinsure their automatic business. Group reinsurance and facultative treaties are typically written with one reinsurer.
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
Reinsurers may place assets in trust to satisfy collateral requirements for certain treaties. Securities with an amortized cost of $2,124.7 million were held in trust for the benefit of certain RGA subsidiaries to satisfy collateral requirements for reinsurance business at December 31, 2013. Additionally, securities with an amortized cost of $7,842.9 million as of December 31, 2013 were held in trust to satisfy collateral requirements under certain third-party reinsurance treaties. Under certain conditions, the Company may be obligated to move reinsurance from one subsidiary of RGA to another subsidiary of RGA or make payments under a given treaty. These conditions include change in control or ratings of the subsidiary, insolvency, nonperformance under a treaty, or loss of the subsidiary’s reinsurance license. If the Company is ever required to perform under these obligations, the risk to the consolidated company under the reinsurance treaties would not change; however, additional capital may be required due to the change in jurisdiction of the subsidiary reinsuring the business and may create a strain on liquidity, possibly causing a reduction in dividend payments or hampering the Company’s ability to write new business or retain existing business.
During 2006, RGA’s subsidiary, Timberlake Financial, L.L.C. (“Timberlake Financial”), issued $850.0 million of Series A Floating Rate Insured Notes due June 2036 in a private placement. The notes were issued to fund the collateral requirements for statutory reserves required by the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX) on specified term life insurance policies reinsured by RGA Reinsurance. Proceeds from the notes and the Company’s direct investment in Timberlake Financial were deposited into a series of trust accounts as collateral and are not available to satisfy the general obligations of the Company. As of December 31, 2013, the Company held assets in trust and in custody of $913.5 million for this purpose, which is not included in the assets held in trust amounts above. See Note 14 - “Collateral Finance Facility” in the Notes to Consolidated Financial Statements for additional information on the Timberlake Financial notes.
Some reinsurance agreements give the ceding company the right to force the reinsurer to place assets in trust for the ceding company’s benefit to provide collateral for statutory reserve credits taken by the ceding company, in the event of a downgrade of the reinsurer’s ratings to specified levels, generally non-investment grade levels, or if minimum levels of financial condition are not maintained, or based on certain treaty performance measures. As of December 31, 2013, the Company had approximately $1,552.3 million in statutory reserves associated with these types of treaties. Assets placed in trust continue to be owned by the Company, but their use is restricted based on the terms of the trust agreement.

B.	Corporate Structure
RGA is an insurance holding company, the principal assets of which consist of the common stock of RCM, RGA Barbados, RGA Americas, RGA Canada, RGA International and RGA Atlantic as well as several other subsidiaries, all of which are wholly owned. Potential sources of funds for RGA to make stockholder dividend distributions and to fund debt service obligations are dividends and interest paid to RGA by its subsidiaries, securities maintained in its investment portfolio, and proceeds from securities offerings and borrowings. RCM’s primary sources of funds are dividend distributions paid by RGA Reinsurance Company, whose principal source of funds is derived from current operations. Dividends paid by RGA’s reinsurance subsidiaries are subject to regulatory restrictions of the respective governing bodies where each reinsurance subsidiary is domiciled.

The Company has five geographic-based or function-based operational segments: U.S., Canada, Europe & South Africa, Asia Pacific and Corporate and Other. The U.S. operations are further segmented into traditional and non-traditional businesses. The Company's segments primarily write reinsurance business that is wholly or partially retained in one or more of RGA’s reinsurance subsidiaries. See “Segments” for more information concerning the Company’s operating segments.
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
General
The insurance laws and regulations, as well as the level of supervisory authority that may be exercised by the various insurance departments, vary by jurisdiction, but generally grant broad powers to supervisory agencies or regulators to examine and supervise insurance companies and insurance holding companies with respect to every significant aspect of the conduct of the insurance business, including approval or modification of contractual arrangements. These laws and regulations generally require insurance companies to meet certain solvency standards and asset tests, to maintain minimum standards of business conduct, and to file certain reports with regulatory authorities, including information concerning their capital structure, ownership, and financial condition; and subject insurers to potential assessments for amounts paid by guarantee funds. RGA Reinsurance and RCM are subject to the state of Missouri’s adoption of the National Association of Insurance Commissioners (“NAIC”) Model Audit Rule which requires an insurer to have an annual audit by an independent certified public accountant, provide an annual management report of internal control over financial reporting, file the resulting reports with the Director of Insurance and maintain an audit committee. Moreover, the new model insurance holding company standards promulgated by the NAIC during 2010 will likely be adopted by the state of Missouri to become effective in 2014. These new standards will permit the Missouri regulator to request and consider, in its regulation of the solvency of and capital standards for RGA Reinsurance and RCM, information about the operations of other subsidiaries of RGA and the extent to which there may be deemed to exist contagion risk posed by those operations. In addition, the RGA insurers are now the subject of a supervisory college which involves regular meetings of the insurance regulators of the insurance entities of RGA. These regular meetings are expected to bring about additional questions and perhaps even limitations on some of the activities of the insurance company members of RGA.
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
RGA Reinsurance is the primary subsidiary of the Company subject to Regulation XXX. In order to manage the effect of Regulation XXX on its statutory financial statements, RGA Reinsurance has retroceded a majority of Regulation XXX reserves to unaffiliated and affiliated unlicensed reinsurers and special purpose reinsurers, or captives. RGA Reinsurance’s statutory capital may be significantly reduced if the unaffiliated or affiliated reinsurer is unable to provide the required collateral to support RGA Reinsurance’s statutory reserve credits and RGA Reinsurance cannot find an alternative source for the collateral. In 2012, the NAIC began a study of the uses life insurers make of special purpose reinsurers. While this study continues, it is possible that in the future there may be some limitations on RGA Reinsurance’s ability to use special purpose vehicles to finance Regulation XXX reserves. Such limitations could cause the Company to utilize alternative financing methods.
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

subsidiaries are subject to the regulations and reporting requirements of their respective countries of domicile. In the future, a convergence between U.S. reporting standards and International Financial Reporting Standards ("IFRS") or the replacement of one or more individual U.S. reporting standards with individual IFRS may occur, which may affect the presentation of the Company’s consolidated financial statements.
Capital Requirements
Risk-Based Capital (“RBC”) guidelines promulgated by the NAIC are applicable to RGA Reinsurance and RCM, and identify minimum capital requirements based upon business levels and asset mix. RGA Reinsurance and RCM maintain capital levels in excess of the amounts required by the applicable guidelines. Timberlake Re, Parkway Re, Rockwood Re and Castlewood Re’s capital requirements are determined solely by their licensing orders issued by their states of domicile. Pursuant to its licensing order issued by the South Carolina Department of Insurance, Timberlake Re only calculates RBC as a means of demonstrating its ability to pay principal and interest on its surplus note issued to Timberlake Financial. It is not otherwise subject to the RBC guidelines. Similarly, Parkway Re, Rockwood Re and Castlewood Re are not subject to the requirements of the NAIC’s RBC guidelines. Regulations in international jurisdictions also require certain minimum capital levels, and subject the companies operating there to oversight by the applicable regulatory bodies. RGA’s subsidiaries meet the minimum capital requirements in their respective jurisdictions. The Company cannot predict the effect that any proposed or future legislation or rulemaking in the countries in which it operates may have on the financial condition or operations of the Company or its subsidiaries.
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
Restrictions on Dividends and Distributions
Current Missouri law, applicable to RCM, and its wholly-owned subsidiary, RGA Reinsurance, permits the payment of dividends or distributions which, together with dividends or distributions paid during the preceding twelve months, do not exceed the greater of (i) 10% of statutory capital and surplus as of the preceding December 31, or (ii) statutory net gain from operations for the preceding calendar year. Any proposed dividend in excess of this amount is considered an “extraordinary dividend” and may not be paid until it has been approved, or a 30-day waiting period has passed during which it has not been disapproved, by the Director of the MDI. Additionally, dividends may be paid only to the extent the insurer has unassigned surplus (as opposed to contributed surplus). Pursuant to these restrictions, RCM’s and RGA Reinsurance’s allowable dividends without prior approval for 2014 are approximately $145.9 million and $155.0 million, respectively. Any dividends paid by RGA Reinsurance would be paid to RCM, which in turn has the ability to pay dividends to RGA. The MDI allows RCM to pay a dividend to RGA to the extent RCM received the dividend from RGA Reinsurance, without limitation related to the level of unassigned surplus. Historically, RGA has not relied upon dividends from its subsidiaries to fund its obligations. However, the regulatory limitations described here could limit the Company’s financial flexibility in the future should it choose to or need to use subsidiary dividends as a funding source for its obligations.
In contrast to current Missouri law, the NAIC Model Insurance Holding Company Act (the “Model Act”) defines an extraordinary dividend as a dividend or distribution which, together with dividends or distributions paid during the preceding twelve months, exceeds the lesser of (i) 10% of statutory capital and surplus as of the preceding December 31, or (ii) statutory net gain from operations for the preceding calendar year. The Company is unable to predict whether, when, or if, Missouri will enact a new measure for extraordinary dividends.
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
Pursuant to the South Carolina Director of Insurance, Timberlake Re may declare dividends after June 2012 subject to a minimum Total Adjusted Capital threshold, as defined by the NAIC’s RBC regulation. As of December 31, 2013, Timberlake Re met the minimum required threshold. Any dividends paid by Timberlake Re would be paid to Timberlake Financial, which in turn is subject to contractual limitations on the amount of dividends it can pay to RCM.
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
Federal Regulation
With enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act during 2010, discussions will continue in the Congress of the United States concerning the future of the McCarran-Ferguson Act, which exempts the “business of insurance” from most federal laws, including anti-trust laws, to the extent such business is subject to state regulation. With the McCarran-Ferguson Act exemption for the business of insurance, a reinsurer may set rate, underwriting and claims handling standards for its ceding company clients to follow. Judicial decisions narrowing the definition of what constitutes the “business of insurance” and repeal or modification of the McCarran-Ferguson Act may limit the ability of the Company, and RGA Reinsurance in particular, to share information with respect to matters such as rate setting, underwriting, and claims management. Likewise, discussions may again resume in the Congress of the United States concerning potential future regulation of insurance and reinsurance at the Federal level. It is not possible to predict the effect of such decisions or changes in the law on the operation of the Company, but it is now more likely than in the past that insurance or reinsurance may be regulated at the Federal level in the U.S. Additionally, new credit for reinsurance rules in the U.S. allowing for collateral reduction has the potential to allow foreign competitors to provide reinsurance to U.S. insurers with reduced collateral requirements. This may ultimately lower the cost at which RGA Reinsurance’s competitors are able to provide reinsurance to U.S. insurers. In addition, the vesting of authority in the U.S. Federal Reserve to review the solvency of certain financial institutions deemed systemically important could impose an additional layer of solvency regulation upon selected insurers and reinsurers. While it is not expected that any RGA entity would be deemed to be systemically important and become the subject to this additional scrutiny, the potential exists for one or more of RGA Reinsurance’s clients to be given the designation subjecting the client’s reinsurance programs to scrutiny by the Federal Reserve.
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
Pricing
Automatic and Facultative. The Company has pricing actuaries dedicated in every geographic market and in every product category who develop reinsurance treaty rates following the Company’s policies, procedures and standards. Biometric assumptions are based on the Company’s own mortality, morbidity and persistency experience, taking into account industry and client-specific experience. Economic and asset-related pricing assumptions are based on current and long-term market conditions and are developed by actuarial and investment personnel with appropriate experience and expertise. Management has established a high-level oversight of the processes and results of these activities, which includes peer reviews in every market as well as centralized procedures and processes for reviewing and auditing pricing activities.
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
Customer Base
The Company provides reinsurance products primarily to the largest life insurance companies in the world. In 2013, the Company’s five largest clients generated approximately $1,922.7 million or 22.4% of the Company’s gross premiums. In addition, 18 other clients each generated annual gross premiums of $100.0 million or more, and the aggregate gross premiums from these clients represented approximately 32.6% of the Company’s gross premiums. No individual client generated 10% or more of the Company’s total gross premiums. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.
Competition
Reinsurers compete on the basis of many factors, including financial strength, pricing and other terms and conditions of reinsurance agreements, reputation, service, and experience in the types of business underwritten. The Company’s competition includes other reinsurance companies as well as other providers of financial services. The Company believes that its primary competitors on a global basis are currently the following, or their affiliates: Munich Re, Swiss Re, Hannover Re and SCOR Global

Re. In addition, the Company competes with Pacific Life Re, Prudential Financial and a number of other financial service providers on annuity block business. However, within the reinsurance industry, the competitors can change from year to year.
Employees
As of December 31, 2013, the Company had 1,890 employees located throughout the world. None of these employees are represented by a labor union.

C.	Segments
The Company obtains substantially all of its revenues through reinsurance agreements that cover a portfolio of life and health insurance products, including term life, credit life, universal life, whole life, group life and health, joint and last survivor insurance, critical illness, disability, longevity as well as asset-intensive (e.g., annuities) and financial reinsurance. Generally, the Company, through various subsidiaries, has provided reinsurance for mortality, morbidity, and lapse risks associated with such products. With respect to asset-intensive products, the Company has also provided reinsurance for investment-related risks.
The following table sets forth the Company’s premiums attributable to each of its segments for the periods indicated on both a gross assumed basis and net of premiums ceded to third parties:
Gross and Net Premiums by Segment
(in millions)

	Year Ended December 31,
	2013		2012		2011
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Gross Premiums:
U.S. Traditional	$4,663.4	54.4%	$4,460.4	54.2%	$4,124.2	53.5%
U.S. Non-Traditional	67.2	0.8	64.6	0.8	65.5	0.9
Canada	1,016.5	11.8	968.6	11.8	940.1	12.2
Europe & South Africa	1,359.7	15.9	1,338.0	16.2	1,224.4	15.9
Asia Pacific	1,466.8	17.1	1,391.8	16.9	1,341.3	17.4
Corporate and Other	(0.2)	—	9.2	0.1	8.7	0.1
Total	$8,573.4	100.0%	$8,232.6	100.0%	$7,704.2	100.0%
Net Premiums:
U.S. Traditional	$4,518.0	54.7%	$4,308.8	54.5%	$3,979.5	54.2%
U.S. Non-Traditional	22.5	0.3	14.1	0.2	13.2	0.2
Canada	962.3	11.7	915.7	11.6	835.3	11.4
Europe & South Africa	1,331.6	16.1	1,308.5	16.5	1,194.5	16.3
Asia Pacific	1,419.8	17.2	1,350.3	17.1	1,304.5	17.8
Corporate and Other	(0.2)	—	9.2	0.1	8.7	0.1
Total	$8,254.0	100.0%	$7,906.6	100.0%	$7,335.7	100.0%
The following table sets forth selected information concerning assumed life reinsurance business in force by segment for the periods indicated. The term “in force” refers to insurance policy face amounts or net amounts at risk.
Reinsurance Business In Force by Segment
(in billions)

	As of December 31,
	2013		2012		2011
	Amount	% of Total	Amount	% of Total	Amount	% of Total
U.S. Traditional	$1,385.6	47.9%	$1,393.3	47.6%	$1,343.0	50.4%
U.S. Non-Traditional	2.2	0.1	2.3	0.1	5.5	0.2
Canada	386.3	13.4	389.7	13.3	344.9	12.9
Europe & South Africa	629.8	21.8	602.5	20.6	513.4	19.3
Asia Pacific	486.0	16.8	539.8	18.4	457.6	17.2
Total	$2,889.9	100.0%	$2,927.6	100.0%	$2,664.4	100.0%
Reinsurance business in force reflects the addition or acquisition of new life reinsurance business, offset by terminations (e.g., life and group contract terminations, lapses of underlying policies, deaths of insureds, and recapture), changes in foreign currency exchange, and any other changes in the amount of insurance in force. As a result of terminations and other changes, assumed in force amounts at risk of $408.1 billion, $163.4 billion, and $304.8 billion were released in 2013, 2012 and 2011, respectively. In 2011, the Asia Pacific segment experienced significant production relative to group business in Australia somewhat offset by the termination of group contracts.
The following table sets forth selected information concerning assumed new business volume by segment for the indicated periods. The term “volume” refers to insurance policy face amounts or net amounts at risk.
New Business Volume by Segment
(in billions)

	Year Ended December 31,
	2013		2012		2011
	Amount	% of Total	Amount	% of Total	Amount	% of Total
U.S. Traditional	$89.7	24.2%	$151.4	35.5%	$110.5	25.8%
U.S. Non-Traditional	—	—	—	—	—	—
Canada	46.0	12.4	49.0	11.5	51.1	11.9
Europe & South Africa	132.8	35.9	136.0	31.9	148.3	34.6
Asia Pacific	101.9	27.5	90.2	21.1	119.0	27.7
Total	$370.4	100.0%	$426.6	100.0%	$428.9	100.0%
Additional information regarding the operations of the Company’s segments and geographic operations is contained in Note 15 – “Segment Information” in the Notes to Consolidated Financial Statements.
U.S. Operations
The U.S. operations represented 55.0%, 54.7% and 54.4% of the Company’s net premiums in 2013, 2012 and 2011, respectively. The U.S. operations market traditional life and health reinsurance, reinsurance of asset-intensive products, and financial reinsurance, primarily to large U.S. life insurance companies.
Traditional Reinsurance
The U.S. Traditional segment provides life and health reinsurance to domestic clients for a variety of products through yearly renewable term agreements, coinsurance, and modified coinsurance. This business has been accepted under many different rate scales, with rates often tailored to suit the underlying product and the needs of the ceding company. Premiums typically vary for smokers and non-smokers, males and females, and may include a preferred underwriting class discount. Reinsurance premiums are paid in accordance with the treaty, regardless of the premium mode for the underlying primary insurance. This business is made up of facultative and automatic treaty business.
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
The U.S. facultative reinsurance operation involves the assessment of the risks inherent in (i) multiple impairments, such as heart disease, high blood pressure, and diabetes; (ii) cases involving large policy face amounts; and (iii) financial risk cases, i.e., cases involving policies disproportionately large in relation to the financial characteristics of the proposed insured. The U.S. operations’ marketing efforts have focused on developing facultative relationships with client companies because management believes facultative reinsurance represents a substantial segment of the reinsurance activity of many large insurance companies and also serves as an effective means of expanding the U.S. operations’ automatic business. In 2013, 2012 and 2011, approximately 19.8%, 20.4%, and 20.4%, respectively, of the U.S. gross premiums were written on a facultative basis.
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

In addition, several of the Company’s U.S. clients have purchased life insurance policies insuring the lives of their executives. These policies have generally been issued to fund deferred compensation plans and have been reinsured with the Company. The Company’s consolidated balance sheets included interest-sensitive contract reserves of $1.3 billion as of both December 31, 2013 and 2012, and policy loans of $1.2 billion and $1.3 billion as of December 31, 2013 and 2012, respectively, associated with this business.
Non-Traditional - Asset-Intensive Reinsurance
The Asset-intensive segment primarily concentrates on the investment risk within underlying annuities and corporate-owned life insurance policies. These reinsurance agreements are mostly structured as coinsurance, coinsurance with funds withheld, or modified coinsurance of primarily investment risk such that the Company recognizes profits or losses primarily from the spread between the investment earnings and the interest credited on the underlying annuity contract liabilities. Reinsurance of such business was reflected in interest-sensitive contract liabilities of approximately $11.0 billion and $11.5 billion as of December 31, 2013 and 2012, respectively.
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
The Company primarily targets highly rated, financially secure companies as clients for asset-intensive business. These companies may wish to limit their own exposure to certain products. Ongoing asset/liability analysis is required for the management of asset-intensive business. The Company performs this analysis internally, in conjunction with asset/liability analysis performed by the ceding companies.
Non-Traditional - Financial Reinsurance
The Company’s U.S. Financial Reinsurance segment assists ceding companies in meeting applicable regulatory requirements while enhancing their financial strength and regulatory surplus position. The Company commits cash or assumes regulatory insurance liabilities from the ceding companies. Generally, such amounts are offset by receivables from ceding companies that are repaid by the future profits from the reinsured block of business. The Company structures its financial reinsurance transactions so that the projected future profits of the underlying reinsured business significantly exceed the amount of regulatory surplus provided to the ceding company.
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
Customer Base
The U.S. operations market life reinsurance primarily to the largest U.S. life insurance companies. The Company estimates that approximately 87 of the top 100 U.S. life insurance companies, based on premiums, are clients. The treaties underlying this business generally are terminable by either party on 90 days written notice, but only with respect to future new business. Existing business generally is not terminable, unless the underlying policies terminate or are recaptured. In 2013, the five largest clients generated approximately $1,600.7 million or 33.8% of U.S. operation’s gross premiums. In addition, 42 other clients each generated annual gross premiums of $20.0 million or more, and the aggregate gross premiums from these clients represented approximately 56.7% of U.S. operation’s gross premiums. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.
Canada Operations
The Canada operations represented 11.7%, 11.6%, and 11.4% of the Company’s net premiums in 2013, 2012 and 2011, respectively. In 2013, this segment assumed $46.0 billion in new business, predominately representing recurring new business, as opposed to in force transactions. Approximately 85.9% of the 2013 recurring new business was written on an automatic basis.
The Company operates in Canada primarily through RGA Canada, a wholly-owned subsidiary. RGA Canada is a leading life reinsurer in Canada, based on new individual life insurance production. It assists clients with capital management and mortality and morbidity risk management and is primarily engaged in traditional individual life reinsurance, as well as creditor, group life and health, critical illness, and longevity reinsurance. Creditor insurance covers the outstanding balance on personal, mortgage or commercial loans in the event of death, disability or critical illness and is generally shorter in duration than individual life insurance.
Clients include most of the life insurers in Canada, although the number of life insurers is much smaller compared to the U.S. In 2013, the five largest clients generated approximately $541.1 million or 53.2% of Canada operation’s gross premiums. In addition, 10 other clients each generated annual gross premiums of $20.0 million or more, and the aggregate gross premiums from these clients represented approximately 39.3% of Canada operation’s gross premiums. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.
RGA Canada employs its own underwriting, actuarial, claims, pricing, accounting, systems, marketing and administrative staff in offices located in Montreal and Toronto.
Europe & South Africa Operations
The Europe & South Africa operations represented 16.1%, 16.5%, and 16.3% of the Company’s net premiums in 2013, 2012 and 2011, respectively. This segment serves clients from subsidiaries, licensed branch offices and/or representative offices primarily located in France, Germany, India, Ireland, Italy, Mexico, the Netherlands, Poland, South Africa, Spain, Turkey, the UAE and the UK.
The principal types of reinsurance for this segment include life and health products through yearly renewable term and coinsurance agreements, the reinsurance of critical illness coverage that provides a benefit in the event of the diagnosis of a pre-defined critical illness and the reinsurance of longevity risk related to payout annuities. The reinsurance agreements of critical illness coverage may be either facultative or automatic agreements. Premiums earned from critical illness coverage represented 19.2% of the total net premiums for this segment in 2013.
In 2013, the UK operations generated approximately $903.8 million, or 66.5% of the segment’s gross premiums. In 2013, the five largest clients generated approximately $635.9 million or 46.8% of Europe & South Africa operation’s gross premiums. In addition, 10 other clients each generated annual gross premiums of $20.0 million or more, and the aggregate gross premiums from these clients represented approximately 24.7% of Europe & South Africa operation’s gross premiums. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.
RGA’s operations in the UK, Continental Europe, South Africa, India and Mexico employ their own underwriting, actuarial, claims, pricing, accounting, marketing, and administration staffs with additional support services provided by the Company’s staff in the U.S. and Canada.
Asia Pacific Operations
The Asia Pacific operations represented 17.2%, 17.1%, and 17.8% of the Company’s net premiums in 2013, 2012 and 2011, respectively. The Company has a presence in the Asia Pacific region with licensed branch offices and/or representative offices in Hong Kong, Japan, South Korea, Taiwan, New Zealand, Labuan (Malaysia) and China. The Company also established a reinsurance subsidiary in Australia in January 1996.
The principal types of reinsurance for this segment include life, critical illness, health, disability, superannuation, and financial reinsurance. Superannuation is the Australian government mandated compulsory retirement savings program. Superannuation funds accumulate retirement funds for employees, and in addition, offer life and disability insurance coverage. Reinsurance agreements may be either facultative or automatic agreements covering primarily individual risks and, in some markets, group risks. Premiums earned from critical illness coverage represented 17.4% of the total net premiums for this segment in 2013.
The Australian operations generated approximately $833.5 million, or 56.8% of the total gross premiums for the Asia Pacific operations in 2013. In 2013, the five largest clients generated approximately $607.5 million or 41.4% of Asia Pacific operation’s gross premiums. In addition, 15 other clients each generated annual gross premiums of $20.0 million or more, and the aggregate gross premiums from these clients represented approximately 38.9% of Asia Pacific operation’s gross premiums. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.
The Hong Kong, Labuan, Japan, Taiwan, China and South Korea offices provide full reinsurance services and are supported by the Company’s U.S. and International Division Sydney offices. RGA Australia employs its own underwriting, actuarial, claims, pricing, accounting, systems, marketing, and administration service with additional support provided by the Company’s U.S. and International Division Sydney offices.
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
Any downgrade in the ratings of our reinsurance subsidiaries could adversely affect their ability to sell products, retain existing business, and compete for attractive acquisition opportunities. Ratings are subject to revision or withdrawal at any time by the assigning rating organization. A rating is not a recommendation to buy, sell or hold securities, and each rating should be evaluated independently of any other rating. We believe that the rating agencies consider the financial strength and flexibility of a parent company and its consolidated operations when assigning a rating to a particular subsidiary of that company. The ability of our subsidiaries to write reinsurance partially depends on their financial condition and is influenced by their ratings. In addition, a downgrade in the rating or outlook of RGA, among other factors, could adversely affect our ability to raise and then contribute capital to our subsidiaries for the purpose of facilitating their operations and growth. A downgrade could also increase our own cost of capital. For example, the facility fee and interest rate for our syndicated revolving credit facility are based on our senior long-term debt ratings. A decrease in those ratings could result in an increase in costs for that credit facility and others. Also, if there is a downgrade in the rating of RGA, or any of our rated subsidiaries, some of our reinsurance contracts would require us to post collateral to secure our obligations under these reinsurance contracts. Accordingly, we believe a ratings downgrade of RGA, or any of our rated subsidiaries, could have a negative effect on our ability to conduct business.
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
State insurance regulators have been scrutinizing the use of captive reinsurers to satisfy certain reserve requirements. If a state insurance regulator that regulates any of our domestic insurance companies restricts the use of such captive reinsurers or makes them less effective, our ability to reinsure certain products, maintain risk based capital ratios and deploy excess capital could be adversely affected. As a result, we may need to alter the type and volume of business we reinsure, increase prices on those products, and raise additional capital to support higher regulatory reserves or implement higher cost strategies, all of which could adversely impact our competitive position and our results of operations and financial position. We cannot estimate the impact of discontinuing or altering our captive strategy in response to potential regulatory changes due to many unknown variables such as the cost and availability of alternative capital, potential changes in regulatory reserving requirements under a principle-based reserving approach which would likely reduce required collateral, changes in acceptable collateral for statutory reserves, the potential introduction of the concept of a “certified reinsurer” in the laws and regulations in certain jurisdictions where we operate, the potential for increased pricing of products offered by us and the potential change in mix of products sold and/or offered by us and/or our clients.
We believe that the capital required to support the business ceded to our affiliated reinsurers reflects a more realistic expectation than the capital requirements applicable to our insurance subsidiaries that are retroceding such policies, which have capital requirements that are often considered to be quite conservative. As a general matter, for us to reduce regulatory reserves on business that we retrocede, the affiliated or unaffiliated reinsurer must provide an equal amount of regulatory-compliant collateral. Such collateral may be provided in the form of a letter of credit from a commercial bank, through the placement of assets in trust for our benefit, or through a capital markets securitization.
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
We are a multi-national company with operations in numerous countries and, as a result, are exposed to foreign currency risk to the extent that exchange rates of foreign currencies are subject to adverse change over time. The U.S. dollar value of our net investments in foreign operations, our foreign currency transaction settlements and the periodic conversion of the foreign-denominated earnings to U.S. dollars (our reporting currency) are each subject to adverse foreign exchange rate movements. Approximately 39% of our revenues and 30% of our fixed maturity securities available for sale were denominated in currencies other than the U.S. dollar as of and for the year ended December 31, 2013. We use foreign denominated revenues and investments to fund foreign denominated expenses and liabilities when possible to mitigate exposure to foreign currency fluctuations.
We depend on the performance of others, and their failure to perform in a satisfactory manner would negatively affect us.
In the normal course of business, we seek to limit our exposure to losses from our reinsurance contracts by ceding a portion of the reinsurance to other insurance enterprises or retrocessionaires. We cannot assure you that these insurance enterprises or retrocessionaires will be able to fulfill their obligations to us. As of December 31, 2013, the retrocession pool members participating in our excess retention pool that have been reviewed by A.M. Best Company, were rated “A-”, the fourth highest rating out of fifteen possible ratings, or better. We are also subject to the risk that our clients will be unable to fulfill their obligations to us under our reinsurance agreements with them.
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
For some reinsurance agreements, the ceding company withholds and legally owns and manages assets equal to the net statutory reserves, and we reflect these assets as funds withheld at interest on our balance sheet. In the event that a ceding company was to become insolvent, we would need to assert a claim on the assets supporting our reserve liabilities. We attempt to mitigate our risk of loss by offsetting amounts for claims or allowances that we owe the ceding company with amounts that the ceding company owes to us. We are subject to the investment performance on the withheld assets, although we do not directly control them. We help to set, and monitor compliance with, the investment guidelines followed by these ceding companies. However, to the extent that such investment guidelines are not appropriate, or to the extent that the ceding companies do not adhere to such guidelines, our risk of loss could increase, which could materially adversely affect our financial condition and results of operations. Interest earned on funds withheld represented 5.3% and 4.0% of our consolidated revenues in 2013 and 2012, respectively. Funds withheld at interest totaled $5.8 billion and $5.6 billion at December 31, 2013 and 2012, respectively.
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
Natural and man-made disasters, catastrophes, and events, including terrorist attacks, epidemics and pandemics, could adversely affect our business and results of operations.
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
Under the U.S. Internal Revenue Code, income tax payable by policyholders on investment earnings is deferred during the accumulation period of some life insurance and annuity products. To the extent that the U.S. Internal Revenue Code is revised to reduce the tax-deferred status of life insurance and annuity products, or to increase the tax-deferred status of competing products, all life insurance companies would be adversely affected with respect to their ability to sell such products, and, depending on grandfathering provisions, by the surrenders of existing annuity contracts and life insurance policies. In addition, life insurance products are often used to fund estate tax obligations. The estate tax provisions of the U.S. Internal Revenue Code have been revised frequently in the recent past. If Congress adopts legislation in the future to reduce or eliminate the estate tax, our U.S. life insurance company customers could face reduced demand for some of their life insurance products, which in turn could negatively affect our reinsurance business. We cannot predict whether any tax legislation impacting corporate taxes or insurance products will be enacted, what the specific terms of any such legislation will be or whether, if at all, any legislation would have a material adverse effect on our financial condition and results of operations.

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
Our reinsurance subsidiaries are subject to government regulation in each of the jurisdictions in which they are licensed or authorized to do business.  Governmental agencies have broad administrative power to regulate many aspects of the reinsurance business, which may include reinsurance terms and capital adequacy.  These agencies are concerned primarily with the protection of policyholders and their direct insurers rather than shareholders or holders of debt securities.  Moreover, insurance laws and regulations, among other things, establish minimum capital requirements and limit the amount of dividends, tax distributions, and other payments our reinsurance subsidiaries can make without prior regulatory approval, and impose restrictions on the amount and type of investments we may hold.  The State of Missouri also regulates our reinsurance subsidiaries as members of an insurance holding company system.  The regulation of our reinsurance subsidiaries in this way necessitates restrictions upon RGA as the ultimate parent of these entities.
Recently, insurance regulators have increased their scrutiny of insurance holding company systems in the United States.   Much of the additional scrutiny is on activities of the insurance company’s entire group which includes the group’s parent company and any non-insurance subsidiaries.  While the laws have not extended regulation to RGA and its non-insurance subsidiaries, the manner in which the insurance regulators regulate RGA’s insurance subsidiaries is now influencing the activities of all other entities within the Company.   In 2010, the National Association of Insurance Commissioners, or “NAIC”, amended its Model Insurance Holding Company System Regulatory Act to provide for an expanded supervision of insurance groups operating in the United States.  The scope of these changes includes a review of enterprise risk management programs as well as expanded review of agreements between licensed insurers and their group members. Twenty-six states have either adopted these new standards or are in the process of adopting these standards.  It is expected that Missouri will adopt these new standards as law before 2015.
At the United States Federal level, the Dodd-Frank Wall Street Reform and Consumer Protection Act established a Federal Solvency Oversight Counsel to identify financial institutions, including insurers and reinsurers that are systemically important to the United States financial system.  A finding that RGA, or one of its U.S. subsidiaries, is systemically important could ultimately subject the identified entity to additional capital requirements based on business levels and asset mix and other supervision.  Such additional scrutiny might also impact RGA’s ability to pay dividends.   While we do not currently anticipate that the Financial Stability Oversight Counsel will find RGA to be systemically important, a few of RGA’s client insurance companies have been designated systemically important and we anticipate that more could receive such designation.  Designation of RGA’s client insurance companies could impact RGA through additional scrutiny of the client’s reinsurance programs with the Company, including a consideration of the volume of business ceded by the insurer to the Company.  Moreover, we cannot assure you that more stringent restrictions will not be adopted from time to time in other jurisdictions in which our reinsurance subsidiaries are domiciled, which could, under certain circumstances, significantly reduce dividends or other amounts payable to us by our subsidiaries unless they obtain approval from insurance regulatory authorities.  We cannot predict the effect that any NAIC recommendations or proposed or future legislation or rule-making in the United States or elsewhere may have on our financial condition or operations.
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
In 2013, approximately 33.3% of our net premiums came from our operations in Europe & South Africa and Asia Pacific. One of our strategies is to grow these international operations. International operations subject us to various inherent risks. In addition to the regulatory and foreign currency risks identified above, other risks include the following:

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
Some of our international operations are in emerging markets where these risks are heightened and we anticipate that we will continue to do business in such markets. Our pricing assumptions may be less predictable in emerging markets, and deviations in actual experience from these assumptions could impact or profitability in these markets. Additionally, lack of legal certainty and stability in the emerging markets exposes us to increased risk of disruption, to adverse or unpredictable actions by regulators and may make it more difficult for us to enforce our contracts, which may negatively impact our business.
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
Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital required to operate our business, most significantly our reinsurance operations. Such market conditions may limit our ability to replace, in a timely manner, maturing liabilities; satisfy statutory capital requirements; generate fee income and market-related revenue to meet liquidity needs; and access the capital necessary to grow our business. As such, we may be forced to delay raising capital, issue shorter tenor securities than we prefer, or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility. Further, our ability to finance our statutory reserve requirements depends on marketplace conditions. If marketplace capacity is limited for a prolonged period of time, our ability to obtain new funding for such purposes may be hindered and, as a result, it may limit or adversely affect our ability to write additional business in a cost-effective manner. Our results of operations could be materially adversely affected by disruptions in the financial markets.
Difficult conditions in the global capital markets and the economy generally may materially adversely affect our business, results of operations and financial condition.
Our results of operations, financial condition, cash flows and statutory capital position are materially affected by conditions in the global capital markets and the economy generally, both in the United States and elsewhere around the world. Poor economic conditions, volatility and disruptions in capital markets or financial asset classes can have an adverse effect on our business because our investment portfolio and some of our liabilities are sensitive to changing market factors. Additionally, disruptions in one market or asset class can also spread to other markets or asset classes. Past economic uncertainties and weakness and disruption of the financial markets around the world have led to concerns over capital markets access and the solvency of certain European Union member states and of financial institutions that have significant direct or indirect exposure to debt issued by such countries. While the governments of certain European Union member states have either enacted measures to address their debt problems or demonstrated willingness to negotiate a solution to these problems, it is uncertain how effective any measures that have been adopted or proposed would be in resolving concerns regarding sovereign debt in those countries.
Concerns over U.S. fiscal policy and the trajectory of the U.S. national debt could have severe repercussions to the U.S. and global credit and financial markets, further exacerbate concerns over sovereign debt and could disrupt economic activity in the U.S. and elsewhere. As a result, our access to, or cost of, liquidity may deteriorate. In 2011, S&P downgraded the AAA rating on U.S. Treasury securities to AA+ with a negative outlook, and in October 2013 Fitch warned that it may downgrade its credit rating of U.S. national debt. As a result of uncertainty regarding U.S. national debt, the market value of some of our investments may decrease, and our capital adequacy could be adversely affected. Further downgrades, together with the sustained current trajectory of the U.S. national debt, could have adverse effects on our business, financial condition and results of operations.
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
Changes in interest rates may also affect our business in other ways. Higher interest rates may result in increased surrenders on interest-based products of our clients which may affect our fees and our earnings on those products. Lower interest rates may result in lower sales of certain insurance and investment products of our customers, which would reduce the demand for our reinsurance of these products. In January 2014, Janet Yellen assumed the position of Chair of the U.S. Federal Reserve. During her confirmation hearings in November 2013, Ms. Yellen indicated that she supported continuing the Fed’s low interest rate policies, but it is uncertain whether or not the Fed’s current monetary policies will continue during Ms. Yellen’s tenure as Fed Chair. If interest rates remain low for an extended period of time, it may affect our results of operations, financial position and cash flows.
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
Our mortgage loans face default risk and are principally collateralized by commercial properties. Mortgage loans are stated on our balance sheet at unpaid principal balance, adjusted for any unamortized premium or discount, deferred fees or expenses, and are net of valuation allowances. We establish valuation allowances for estimated impairments as of the balance sheet date. Such valuation allowances are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate, the value of the loan’s collateral if the loan is in the process of foreclosure or otherwise collateral dependent, or the loan’s market value if the loan is being sold. At December 31, 2013, we had valuation allowances of $10.1 million related to our mortgage loans. The performance of our mortgage loan investments, however, may fluctuate in the future. An increase in the default rate of our mortgage loan investments could have a material adverse effect on our results of operations and financial condition.
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
During periods of market disruption including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities, such as alternative residential mortgage loan (“Alt-A”) securities and subprime mortgage-backed securities, if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the financial environment. In such cases, more securities may fall to Level 3 and thus require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods that are more sophisticated or require greater estimation thereby resulting in values that may be different than the value at which the investments may be ultimately sold. Further, rapidly changing and/or disruptive credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on our results of operations or financial condition.
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
We are subject to the risk that the issuers, or guarantors, of fixed maturity securities we own may default on principal and interest payments they owe us. At December 31, 2013, the fixed maturity securities of $21.5 billion in our investment portfolio represented 64.4% of our total cash and invested assets. The occurrence of a major economic downturn (or a prolonged downturn in the economy), acts of corporate malfeasance, widening risk spreads, or other events that adversely affect the issuers or guarantors of these securities could cause the value of our fixed maturity securities portfolio and our net income to decline and the default rate of the fixed maturity securities in our investment portfolio to increase. A ratings downgrade affecting issuers or guarantors of particular securities, or similar trends that could worsen the credit quality of issuers, such as the corporate issuers of securities in our investment portfolio, could also have a similar effect. With economic uncertainty, credit quality of issuers or guarantors could be adversely affected. Any event reducing the value of these securities other than on a temporary basis could have a material adverse effect on our business, results of operations and financial condition.
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

•
We use the cost method of accounting for investments in real estate joint ventures and other limited partnership interests in which we have a minor equity investment and virtually no influence over the joint ventures or the partnership’s operations. The equity method of accounting is used for investments in real estate joint ventures and other limited partnership interests in which we have significant influence over the operating and financing decisions but are not required to be consolidated. These investments are reflected in other invested assets on the consolidated balance sheets.

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
Our shareholders may not receive future dividends. Historically, we have paid quarterly dividends ranging from $0.027 per share in 1993 to $0.30 per share in 2013. All future payments of dividends, however, are at the discretion of our board of directors and will depend on our earnings, capital requirements, insurance regulatory conditions, operating conditions, and such other factors as our board of directors may deem relevant. The amount of dividends that we can pay will depend in part on the operations of our reinsurance subsidiaries. Under certain circumstances, we may be contractually prohibited from paying dividends on our common stock due to restrictions associated with certain of our debt securities.
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
Similar laws in other countries where we operate limit our ability to effect changes of control for subsidiaries organized in such jurisdictions without the approval of local insurance regulatory officials. Prior to granting approval of an application to directly or indirectly acquire control of a domestic or foreign insurer, an insurance regulator in any jurisdiction may consider such factors as the financial strength of the applicant, the integrity of the applicant’s board of directors and executive officers, the applicant’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control.
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
Item 2.         PROPERTIES
The Company leases its headquarters facility in Chesterfield, Missouri, which consists of approximately 197,354 square feet. In addition, the Company leases approximately 349,927 square feet of office space in 36 locations throughout the U.S., Canada, Europe, South Africa, and the Asia Pacific region.
Most of the Company’s leases in the U.S. and other countries have lease terms of three to five years, although some leases have terms of up to 15 years. As provided in Note 12 – “Commitments and Contingent Liabilities” in the Notes to Consolidated Financial Statements, the rental expense on operating leases for office space and equipment totaled $18.5 million for 2013.
The Company believes its facilities have been generally well maintained and are in good operating condition. The Company believes the facilities are sufficient for its current requirements. In February 2013, the Company commenced construction of its new world headquarters in Chesterfield, Missouri, which will replace its current leased headquarters, to meet its projected future capacity needs.
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
Set forth below is a graph for the Company’s common stock for the period beginning December 31, 2008 and ending December 31, 2013. The graph compares the cumulative total return on the Company’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the cumulative total return of companies in the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Insurance (Life/Health) Index. The indices are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the Company’s common stock, and are not intended to forecast or be indicative of future performance of the common stock.

	Cumulative Total Return
	12/08	12/09	12/10	12/11	12/12	12/13
Reinsurance Group of America, Incorporated	$100.00	$112.36	$127.89	$125.74	$130.80	$192.33
S & P 500	100.00	126.46	145.51	148.59	172.37	228.19
S & P Life & Health Insurance	100.00	115.57	144.76	114.78	131.53	215.02

Item 6.         SELECTED FINANCIAL DATA
The following selected financial data has been derived from the Company’s audited consolidated financial statements. The consolidated statement of income data for the years ended December 31, 2013, 2012 and 2011, and the consolidated balance sheet data at December 31, 2013 and 2012 have been derived from the Company’s audited consolidated financial statements included elsewhere herein. The consolidated statement of income data for the years ended December 31, 2010 and 2009, and the consolidated balance sheet data at December 31, 2011, 2010 and 2009 have been derived from the Company’s audited consolidated financial statements not included herein. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere herein.
Selected Consolidated Financial and Operating Data
(in millions, except per share and operating data)

	As of or For the Years Ended December 31,
Income Statement Data	2013	2012	2011	2010	2009
Revenues:
Net premiums	$8,254.0	$7,906.6	$7,335.7	$6,659.7	$5,725.2
Investment income, net of related expenses	1,699.9	1,436.2	1,281.2	1,238.7	1,122.5
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(12.7)	(15.9)	(30.9)	(31.9)	(128.8)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	(0.2)	(7.6)	3.9	2.0	16.0
Other investment related gains (losses), net	76.9	277.6	(9.1)	241.9	146.9
Total investment related gains (losses), net	64.0	254.1	(36.1)	212.0	34.1
Other revenues	300.5	244.0	248.7	151.3	185.0
Total revenues	10,318.4	9,840.9	8,829.5	8,261.7	7,066.8
Benefits and expenses:
Claims and other policy benefits	7,304.3	6,666.0	6,225.2	5,547.1	4,819.4
Interest credited	476.5	379.9	316.4	310.0	323.7
Policy acquisition costs and other insurance expenses	1,300.8	1,306.5	990.1	1,137.6	1,010.0
Other operating expenses	466.7	451.8	419.3	362.0	294.9
Interest expense	124.3	105.3	102.6	91.0	69.9
Collateral finance facility expense	10.5	12.2	12.4	7.8	8.3
Total benefits and expenses	9,683.1	8,921.7	8,066.0	7,455.5	6,526.2
Income before income taxes	635.3	919.2	763.5	806.2	540.6
Provision for income taxes	216.4	287.3	217.5	270.5	167.6
Net income	$418.9	$631.9	$546.0	$535.7	$373.0
Earnings Per Share
Basic earnings per share	$5.82	$8.57	$7.42	$7.32	$5.12
Diluted earnings per share	5.78	8.52	7.37	7.17	5.09
Weighted average diluted shares, in thousands	72,461	74,153	74,108	74,694	73,327
Dividends per share on common stock	$1.08	$0.84	$0.60	$0.48	$0.36
Balance Sheet Data
Total investments	$32,441.1	$32,912.2	$24,964.6	$22,666.6	$19,224.1
Total assets	39,674.5	40,360.4	31,634.0	28,670.2	24,905.8
Policy liabilities(1)	28,386.1	27,886.6	21,139.7	19,647.2	17,643.6
Short-term debt	—	—	—	200.0	—
Long-term debt	2,214.4	1,815.3	1,414.7	1,016.4	1,216.1
Collateral finance facility	484.8	652.0	652.0	850.0	850.0
Trust preferred securities	—	—	—	159.4	159.2
Total stockholders’ equity	5,935.5	6,910.2	5,818.7	4,765.4	3,639.8
Total stockholders’ equity per share	83.87	93.47	79.31	64.96	49.87
Operating Data (in billions)
Assumed ordinary life reinsurance in force	$2,889.9	$2,927.6	$2,664.4	$2,540.3	$2,325.1
Assumed new business production	370.4	426.6	428.9	327.6	321.0

(1)	Policy liabilities include future policy benefits, interest-sensitive contract liabilities, and other policy claims and benefits.

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
Overview
RGA is an insurance holding company that was formed on December 31, 1992. The consolidated financial statements include the assets, liabilities, and results of operations of RGA, RGA Reinsurance, RCM, RGA Barbados, RGA Americas, RGA Atlantic, RGA Canada, RGA Australia and RGA International as well as other subsidiaries, all of which are wholly owned (collectively, the Company).
The Company is primarily engaged in the reinsurance of individual and group coverages for traditional life and health, longevity, disability, annuity and critical illness products, and financial reinsurance. RGA and its predecessor, the Reinsurance Division of General American Life Insurance Company, a Missouri life insurance company, have been engaged in the business of life reinsurance since 1973. Approximately 66.7% of the Company’s 2013 net premiums were from its operations in North America, represented by its U.S. and Canada segments.
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
The Company’s long-term profitability primarily depends on the volume and amount of death and health-related claims incurred and the ability to adequately price the risks it assumes. While death claims are reasonably predictable over a period of many years, claims become less predictable over shorter periods and are subject to significant fluctuation from quarter to quarter and year to year. The maximum amount of individual life coverage the Company retains per life varies by market and can be as high as $8.0 million. In certain limited situations the Company has retained more than $8.0 million per individual life. Exposures in excess of these retention amounts are typically retroceded to retrocessionaires; however, the Company remains fully liable to the ceding company for the entire amount of risk it assumes. The Company believes its sources of liquidity are sufficient to cover potential claims payments on both a short-term and long-term basis.
The Company has five geographic-based or function-based operational segments: U.S., Canada, Europe & South Africa, Asia Pacific and Corporate and Other. The U.S. operations are further segmented into traditional and non-traditional businesses. The U.S. operations provide individual life, long-term care, group life and health reinsurance, annuity and financial reinsurance products. During 2012, the Company issued its first fee-based synthetic guaranteed investment contracts, which include investment-only, stable value contracts, to retirement plans. The Canada operations reinsure traditional individual life products as well as creditor reinsurance, group life and health reinsurance, non-guaranteed critical illness products and longevity reinsurance. Europe & South Africa operations include a variety of life and health products, critical illness and longevity business throughout Europe and in South Africa, in addition to other markets the Company is developing. The principle types of reinsurance in Asia Pacific include life, critical illness, health, disability, superannuation and financial reinsurance. Corporate and Other includes results from, among others, RTP, a wholly-owned subsidiary that develops and markets technology solutions for the insurance industry, interest expense related to debt and the investment income and expense associated with the Company’s collateral finance facility. The Company measures segment performance based on profit or loss from operations before income taxes.
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
The Company is one of the leading life reinsurers in North America based on premiums and the amount of life reinsurance in force. Based on an industry survey of 2012 information prepared by Munich American at the request of the Society of Actuaries Reinsurance Section (“SOA survey”), the Company has the second largest market share in North America as measured by individual life insurance in force. The Company’s approach to the North American market has been to:

•	focus on large, high quality life insurers as clients;

•	provide quality facultative underwriting and automatic reinsurance capacity; and

•	deliver responsive and flexible service to its clients.
In 1994, the Company began using its North American underwriting expertise and industry knowledge to expand into international markets and now has operations in Australia, Barbados, Bermuda, China, France, Germany, Hong Kong, India, Ireland, Italy, Japan, Mexico, the Netherlands, New Zealand, Poland, Singapore, South Africa, South Korea, Spain, Taiwan, the UAE and the UK. The Company generally starts new operations from the ground up in these markets as opposed to acquiring existing operations, and it often enters these markets to support its North American clients as they expand internationally. Based on information from competitors’ annual reports, the Company believes it is the third largest global life and health reinsurer in the world based on 2012 life and health reinsurance premiums. The Company conducts business with the majority of the largest U.S. and international life insurance companies. The Company has also developed its capacity and expertise in the reinsurance of asset-intensive products (primarily annuities and corporate-owned life insurance) and financial reinsurance.

Industry Trends
The Company believes that the following trends in the life insurance industry will continue to create demand for life reinsurance.
Outsourcing of Mortality. The SOA survey indicates that U.S. life reinsurance in force has nearly doubled from $5.3 trillion in 2002 to $9.7 trillion at year-end 2012. The Company believes this trend reflects the continued utilization by life insurance companies of reinsurance to manage capital and mortality risk and to develop competitive products. However, the survey results indicate a decline in the percentage of new business being reinsured in recent years, which has caused premium growth rates in the U.S. life reinsurance market to moderate. The Company believes the decline in new business being reinsured is likely a reaction by ceding companies to a broad-based increase in reinsurance rates in the market, stronger capital positions maintained by ceding companies in recent years and a desire by ceding companies to adjust their risk profiles. However, the Company believes reinsurers will continue to be an integral part of the life insurance market due to their ability to efficiently aggregate a significant volume of life insurance in force, creating economies of scale and greater diversification of risk. As a result of having larger amounts of data at their disposal compared to primary life insurance companies, reinsurers tend to have better insights into mortality trends, creating more efficient pricing for mortality risk.
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
Consolidation and Reorganization Within the Life Reinsurance and Life Insurance Industry. As a result of consolidations over the last decade within the life reinsurance industry, there are fewer competitors. According to the SOA survey, as of December 31, 2012, the top five companies held approximately 74.3% of the market share in North America based on life reinsurance in force. As a consequence, the Company believes the life reinsurance pricing environment will remain attractive for the remaining life reinsurers, particularly those with a significant market presence and strong ratings.
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
Additionally, merger and acquisition transactions within the life insurance industry continue to occur. The Company believes that reorganizations and consolidations of life insurers will continue. As reinsurance services are used to facilitate these transactions and manage risk, the Company expects demand for its products to continue.
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
1) Continue Growth of North American Mortality Business. The Company’s strategy includes continuing to grow each of the following components of its North American mortality operations:

•
Facultative Reinsurance. Based on discussions with the Company’s clients, an industry survey and informal knowledge about the industry, the Company believes it is a leader in facultative underwriting in North America. The Company intends to maintain that status by emphasizing its underwriting standards, prompt response on quotes, competitive pricing, capacity, value added services and flexibility in meeting customer needs. The Company believes its facultative business has allowed it to develop close, long-standing client relationships and generate additional business opportunities with its facultative clients. The Company has processed over 300,000 facultative submissions annually since 2011.

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

2) Continue Expansion Into Selected Markets and Products. The Company’s strategy includes building upon the expertise and relationships developed in its North American business platform to continue its expansion into selected markets and products, including:

•
International Markets. Management believes that international markets offer opportunities for long-term growth, and the Company intends to capitalize on these opportunities by establishing a presence in selected markets. Since 1994, the Company has entered new markets internationally, including, in the mid-to-late 1990’s, Australia, Hong Kong, Japan, Malaysia, New Zealand, South Africa, Spain, Taiwan and the UK, and beginning in 2002, China, India and South Korea. The Company received regulatory approval to open a representative office in China in 2005 and a provisional branch license in 2013, opened representative offices in Poland and Germany in 2006, opened new offices in France and Italy in 2007, opened a representative office in the Netherlands in 2009 and commenced operations in the UAE in 2011. Before entering new markets, the Company evaluates several factors including:

◦the size of the insured population,
◦competition,
◦the level of reinsurance penetration,
◦regulation,
◦existing clients with a presence in the market, and
◦the economic, social and political environment.
As previously indicated, the Company generally starts new operations in these markets from the ground up as opposed to acquiring existing operations, and it often enters these markets to support its large international clients as they expand into additional markets. Many of the markets that the Company has entered since 1994, or may enter in the future, are not utilizing life reinsurance, including facultative life reinsurance, at the same levels as the North American market, and therefore, the Company believes these markets represent opportunities for increasing reinsurance penetration. In particular, management believes markets such as Japan and South Korea are beginning to realize the benefits that reinsurers bring to the life insurance market. Markets such as China and India represent longer-term opportunities for growth as the underlying direct life insurance markets grow to meet the needs of growing middle class populations. Additionally, the Company believes that regulatory changes (e.g., Solvency II) in European markets may cause ceding companies to reduce counterparty exposure to their existing life reinsurers and reinsure more business, creating opportunities for the Company.

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

Results of Operations
Consolidated
Consolidated net income decreased $213.1 million, or 33.7%, and increased $85.8 million, or 15.7%, in 2013 and 2012, respectively. Diluted earnings per share on net income were $5.78 in 2013 compared to $8.52 in 2012 and $7.37 in 2011. The decrease in net income in 2013 is primarily due to a significant loss in the Asia Pacific segment and a decrease in investment related gains partially offset by higher investment income and the recognition in other revenues of gains on the repurchase of collateral finance facility securities of $46.5 million. The loss in the Asia Pacific segment reflects an increase in Australian group claims liabilities primarily related to total and permanent disability coverage and disability income benefits as well as poor claims experience in the Australian operation’s individual lump sum and individual disability businesses, primarily in the second quarter of 2013. The decrease in investment related gains was primarily due to a decrease in net hedging gains related to the liabilities associated with guaranteed minimum living benefits.
The increase in net income in 2012 was primarily due to an increase in investment related gains and an increase in net premiums in all segments. The increase in investment related gains reflected a favorable change in the value of embedded derivatives within the U.S. segment due to the effect of tightening credit spreads and a reduction in the benchmark interest rate in the U.S. debt markets. During 2012, the Company executed a large fixed deferred annuity reinsurance transaction in its U.S. Asset-Intensive segment. The Company deployed approximately $350.0 million of capital to support this transaction, which increased the Company’s invested asset base by approximately $5.4 billion. Foreign currency exchange fluctuations resulted in decreases to net income of approximately $1.3 million and $4.5 million in 2013 and 2012, respectively.
The Company recognizes in consolidated income, any changes in the value of embedded derivatives on modco or funds withheld treaties, equity-indexed annuity treaties (“EIAs”) and variable annuity products. The combined changes in these three types of embedded derivatives, after adjustment for deferred acquisition costs and retrocession, resulted in increases to net income of approximately $80.3 million and $77.0 million in 2013 and 2012, respectively, as compared to the prior years. These fluctuations do not affect current cash flows, crediting rates or spread performance on the underlying treaties. Therefore, management believes it is helpful to distinguish between the effects of changes in these embedded derivatives, net of related hedging activity, and the primary factors that drive profitability of the underlying treaties, namely investment income, fee income, and interest credited. The individual effect on income before income taxes for these three types of embedded derivatives is as follows:
The change in the value of embedded derivatives related to reinsurance treaties written on a modco or funds withheld basis are subject to the general accounting principles for Derivatives and Hedging related to embedded derivatives. The unrealized gains and losses associated with these embedded derivatives, after adjustment for deferred acquisition costs, reduced net income by $6.5 million in 2013 and increased it by $33.1 million in 2012, respectively, as compared to the prior years.
Changes in risk-free rates used in the fair value estimates of embedded derivatives associated with EIAs affect the amount of unrealized gains and losses the Company recognizes. The unrealized gains and losses associated with EIAs, after adjustment for deferred acquisition costs and retrocession, increased net income by $23.0 million and $7.3 million in 2013 and 2012, respectively, as compared to the prior years.
The change in the Company’s liability for variable annuities associated with guaranteed minimum living benefits affects the amount of unrealized gains and losses the Company recognizes. The unrealized gains and losses associated with guaranteed minimum living benefits, after adjustment for deferred acquisition costs, increased net income by $63.8 million and $36.6 million in 2013 and 2012, respectively, as compared to the prior years.
Consolidated net premiums increased $347.4 million, or 4.4%, and $570.9 million, or 7.8%, in 2013 and 2012, respectively, due to growth in life reinsurance in force, before the effect of foreign currency fluctuations. Foreign currency fluctuations relative to the prior year affected net premiums unfavorably by approximately $142.0 million and $62.6 million in 2013 and 2012, respectively. Consolidated assumed life insurance in force was $2,889.9 billion, $2,927.6 billion and $2,664.4 billion as of December 31, 2013, 2012 and 2011, respectively. Foreign currency fluctuations affected the increases in assumed life insurance in force unfavorably by $86.7 billion in 2013 and positively by $34.2 billion in 2012. The Company added new business production, measured by face amount of insurance in force, of $370.4 billion, $426.6 billion and $428.9 billion during 2013, 2012 and 2011, respectively. Premiums on U.S. health and group related coverages contributed $101.4 million and $164.6 million to the increase in net premiums in 2013 and 2012, respectively. Management believes industry consolidation and the established practice of reinsuring mortality risks should continue to provide opportunities for growth, albeit at rates less than historically experienced in some markets.
Consolidated investment income, net of related expenses, increased $263.7 million, or 18.4%, and $155.0 million, or 12.1%, in 2013 and 2012, respectively. The increases in investment income in 2013 and 2012 reflect a larger average invested asset base somewhat offset by lower effective investment portfolio yields. Contributing $163.5 million to the increase in investment income in 2013 were market value changes related to the Company’s funds withheld at interest investment associated with the reinsurance of certain EIAs. The effect on investment income of the EIAs' market value changes is substantially offset by a corresponding change in interest credited to policyholder account balances resulting in an insignificant effect on net income. In addition, investment income associated with a large fixed annuity transaction executed in the second quarter of 2012 increased investment income by $85.2 million and $129.8 million in 2013 and 2012, respectively. Average invested assets at amortized cost, excluding funds withheld and other spread business, totaled $18.1 billion, $16.6 billion and $15.3 billion in 2013, 2012 and 2011, respectively. The average yield earned on investments, excluding funds withheld and other spread business, was 4.73%, 4.98% and 5.28% in 2013, 2012 and 2011, respectively. The average yield will vary from year to year depending on a number of variables, including the prevailing interest rate and credit spread environment, changes in the mix of the underlying investments and cash balances, and the timing of dividends and distributions on certain investments. While there has been some improvement in 2013, a continued low interest rate environment in the U.S. and Canada is expected to put downward pressure on this yield in future reporting periods.
Total investment related gains (losses), net, declined by $190.1 million in 2013 and improved by $290.2 million in 2012. The decline in 2013 was primarily due a decrease in net hedging gains related to the liabilities associated with guaranteed minimum living benefits of $106.5 million and unfavorable changes in the value of embedded derivatives associated with reinsurance treaties written on a modco or funds withheld basis of $44.8 million, partially offset by favorable changes in the embedded derivatives related to guaranteed minimum living benefits of $37.4 million. The improvement in 2012 is primarily due to a favorable change in the value of embedded derivatives related to guaranteed minimum living benefits of $328.8 million and a favorable change in the value of embedded derivatives associated with reinsurance treaties written on a modco or funds withheld basis of $202.2 million offset by a decrease in the fair value of derivatives used to hedge the embedded derivative liabilities associated with guaranteed minimum living benefits of $261.6 million. See Note 4 - “Investments” and Note 5 - “Derivative Instruments” in the Notes to Consolidated Financial Statements for additional information on investment related gains (losses), net, and derivatives. Investment income and investment related gains and losses are allocated to the operating segments based upon average assets and related capital levels deemed appropriate to support segment operations.
The consolidated provision for income taxes represented approximately 34.1%, 31.3% and 28.5%, of pre-tax income for 2013, 2012, and 2011, respectively. In 2011 the Company recognized an income tax benefit associated with previously enacted reductions in federal statutory tax rates and adjustments to various provincial statutory tax rates in Canada. This 2007 enactment included phased in effective dates through 2012. These adjustments in tax rates should have been recognized beginning in 2007, when the Canadian tax legislation was enacted. The Company recorded a cumulative tax benefit adjustment of $30.7 million in 2011 in “Provision for income taxes” to correct the deferred tax liabilities that were not properly adjusted. If the impact of the tax rates had been recorded in the prior years, the Company estimates that it would have recognized approximately $3.0 million, $6.0 million, $9.0 million, and $12.0 million of tax benefit in the years ended 2007, 2008, 2009, and 2010, respectively.
The effective tax rates for 2013, 2012 and 2011 are affected by earnings of non-U.S. subsidiaries in which the Company is permanently reinvested whose statutory tax rates are less than the U.S. statutory tax rate of 35.0%, Subpart F income, tax expense related to uncertain tax positions and differences in tax bases in foreign jurisdictions. Both Canada and Australia statutory rates of approximately 27% and 30% (blended federal and provincial in Canada), respectively, are less than the U.S. statutory rate resulting in the legal entities in these jurisdictions giving rise to the majority of the foreign rate differential. The Company’s valuation allowance on total deferred taxes increased to $102.2 million as of December 31, 2013 from $10.1 million as of December 31, 2012. See Note 9 - “Income Tax” in the Notes to Consolidated Financial Statements for additional information on the Company’s consolidated effective tax rate. The increase is primarily related to the establishment of deferred tax assets and a corresponding valuation allowance in connection with the transfer of the RGA Re New Zealand branch to RGA Australia, and the establishment of a valuation allowance on a portion of the deferred tax asset in RGA Australia.
Critical Accounting Policies
The Company’s accounting policies are described in Note 2 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements. The Company believes its most critical accounting policies include the establishment of premiums receivable; amortization of deferred acquisition costs (“DAC”); the establishment of liabilities for future policy benefits and incurred but not reported claims; the valuation of investments and investment impairments; the valuation of embedded derivatives; and accounting for income taxes. The balances of these accounts require extensive use of assumptions and estimates, particularly related to the future performance of the underlying business.
Differences in experience compared with the assumptions and estimates utilized in establishing premiums receivable, the justification of the recoverability of DAC, in establishing reserves for future policy benefits and claim liabilities, or in the determination of other-than-temporary impairments to investment securities can have a material effect on the Company’s results of operations and financial condition.
Premiums Receivable
Premiums are accrued when due and in accordance with information received from the ceding company. When the Company enters into a new reinsurance agreement, it records accruals based on the terms of the reinsurance treaty. Similarly, when a ceding company fails to report information on a timely basis, the Company records accruals based on the terms of the reinsurance treaty as well as historical experience. Other management estimates include adjustments for increased in force on existing treaties, lapsed premiums given historical experience, the financial health of specific ceding companies, collateral value and the legal right of offset on related amounts (i.e. allowances and claims) owed to the ceding company. Under the legal right of offset provisions in its reinsurance treaties, the Company can withhold payments for allowances and claims from unpaid premiums.
Deferred Acquisition Costs
Costs of acquiring new business, which vary with and are directly related to the production of new business, have been deferred to the extent that such costs are deemed recoverable from future premiums or gross profits. Such costs include commissions and allowances as well as certain costs of policy issuance and underwriting. Non-commission costs related to the acquisition of new and renewal insurance contracts may be deferred only if they meet the following criteria:

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
The Company tests the recoverability for each year of business at issue before establishing additional DAC. The Company also performs annual tests to establish that DAC remain recoverable at all times, and if financial performance significantly deteriorates to the point where a deficiency exists, a cumulative charge to current operations will be recorded. No such adjustments related to DAC recoverability were made in 2013, 2012 and 2011.
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

Valuation of Investments and Other-than-Temporary Impairments
The Company primarily invests in fixed maturity securities, mortgage loans, short-term investments, and other invested assets. For investments reported at fair value, the Company utilizes, when available, fair values based on quoted prices in active markets that are regularly and readily obtainable. Generally, these are very liquid investments and the valuation does not require management judgment. When quoted prices in active markets are not available, fair value is based on market valuation techniques, market comparable pricing and the income approach. The Company may utilize information from third parties, such as pricing services and brokers, to assist in determining the fair value for certain investments; however, management is ultimately responsible for all fair values presented in the Company’s consolidated financial statements. This includes responsibility for monitoring the fair value process, ensuring objective and reliable valuation practices and pricing of financial instruments, and approving changes to valuation methodologies and pricing sources. The selection of the valuation technique(s) to apply considers the definition of an exit price and the nature of the investment being valued and significant expertise and judgment is required.
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
Deferred tax assets and liabilities resulting from temporary differences between the financial reporting and tax bases of assets and liabilities are measured at the reporting date using enacted tax rates in the relevant jurisdictions expected to apply to taxable income in the years the temporary differences are expected to reverse.

The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the tax law in the applicable tax jurisdiction. The Company has deferred tax assets related to net operating and capital losses. The Company has projected its ability to utilize its U.S. and foreign net operating losses and has determined that all of the U.S. losses are expected to be utilized prior to their expiration and established a valuation allowance on the portion of the foreign deferred tax assets the Company believes more likely than not that deferred income tax assets will not be realized.
The Company will establish a valuation allowance if management determines, based on available information, that it is more likely than not that deferred income tax assets will not be realized. Significant judgment is required in determining whether valuation allowances should be established as well as the amount of such allowances. When making such determination, consideration is given to, among other things, the following:

(i)	future projected taxable income exclusive of reversing temporary differences and carryforwards;

(ii)	future reversals of existing taxable temporary differences;

(iii)	taxable income in prior carryback years; and

(iv)	tax planning strategies.
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
U.S. Operations
U.S. operations consist of two major segments: Traditional and Non-Traditional. The Traditional segment primarily specializes in individual mortality-risk reinsurance and to a lesser extent, group, health and long-term care reinsurance. The Non-Traditional segment consists of Asset-Intensive and Financial Reinsurance. During 2012, Asset-Intensive within the Non-Traditional segment issued its first fee-based synthetic guaranteed investment contracts which include investment-only, stable value contracts, to retirement plans.

For the year ended December 31, 2013		Non-Traditional
	Traditional	Asset-Intensive	Financial Reinsurance	Total U.S.
(dollars in thousands)
Revenues:
Net premiums	$4,518,051	$22,521	$—	$4,540,572
Investment income, net of related expenses	542,657	716,658	4,624	1,263,939
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(8,404)	(260)	—	(8,664)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	(253)	—	—	(253)
Other investment related gains (losses), net	13,515	44,676	(392)	57,799
Total investment related gains (losses), net	4,858	44,416	(392)	48,882
Other revenues	3,066	114,098	60,893	178,057
Total revenues	5,068,632	897,693	65,125	6,031,450
Benefits and expenses:
Claims and other policy benefits	3,927,991	28,244	—	3,956,235
Interest credited	53,285	415,149	—	468,434
Policy acquisition costs and other insurance expenses	623,126	239,661	12,771	875,558
Other operating expenses	92,667	14,291	7,053	114,011
Total benefits and expenses	4,697,069	697,345	19,824	5,414,238
Income before income taxes	$371,563	$200,348	$45,301	$617,212

For the year ended December 31, 2012		Non-Traditional
	Traditional	Asset-Intensive	Financial Reinsurance	Total U.S.
(dollars in thousands)
Revenues:
Net premiums	$4,308,780	$14,095	$—	$4,322,875
Investment income, net of related expenses	535,589	497,431	1,068	1,034,088
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(10,608)	(1,566)	—	(12,174)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	(6,303)	—	—	(6,303)
Other investment related gains (losses), net	14,441	207,211	(141)	221,511
Total investment related gains (losses), net	(2,470)	205,645	(141)	203,034
Other revenues	4,616	112,016	46,005	162,637
Total revenues	4,846,515	829,187	46,932	5,722,634
Benefits and expenses:
Claims and other policy benefits	3,732,717	12,724	—	3,745,441
Interest credited	55,667	322,857	—	378,524
Policy acquisition costs and other insurance expenses	598,875	245,579	4,567	849,021
Other operating expenses	91,161	12,442	9,635	113,238
Total benefits and expenses	4,478,420	593,602	14,202	5,086,224
Income before income taxes	$368,095	$235,585	$32,730	$636,410

For the year ended December 31, 2011		Non-Traditional
	Traditional	Asset-Intensive	Financial Reinsurance	Total U.S.
(dollars in thousands)
Revenues:
Net premiums	$3,979,489	$13,189	$—	$3,992,678
Investment income, net of related expenses	495,650	362,722	164	858,536
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(14,493)	(6,519)	(57)	(21,069)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	2,980	756	12	3,748
Other investment related gains (losses), net	55,724	(101,771)	(83)	(46,130)
Total investment related gains (losses), net	44,211	(107,534)	(128)	(63,451)
Other revenues	3,401	87,518	36,373	127,292
Total revenues	4,522,751	355,895	36,409	4,915,055
Benefits and expenses:
Claims and other policy benefits	3,458,279	14,277	—	3,472,556
Interest credited	59,891	255,354	—	315,245
Policy acquisition costs and other insurance expenses	555,511	42,717	3,191	601,419
Other operating expenses	85,106	8,217	6,875	100,198
Total benefits and expenses	4,158,787	320,565	10,066	4,489,418
Income before income taxes	$363,964	$35,330	$26,343	$425,637
Income before income taxes for the U.S. operations segment decreased by $19.2 million, or 3.0%, and increased by $210.8 million, or 49.5%, in 2013 and 2012, respectively. The decrease in income before income taxes in 2013 can be largely attributed to Asset-Intensive business within the U.S. Non-Traditional segment. The decrease is primarily the result of a decrease in investment related gains (losses), net due to the significant amount of investment related gains recognized in 2012 associated with the portfolio restructure of a new fixed annuity transaction. In addition, rising interest rates during the year reduced the fair value of embedded derivatives associated with treaties written on a modco or funds withheld basis. These decreases were slightly offset by improved performance in Asset-Intensive business within the U.S. Non-Traditional segment mainly as a result of the aforementioned fixed annuity transaction that was entered into during 2012 and the strong equity market performance in 2013.

In addition, continued growth in Financial Reinsurance business within the U.S. Non-Traditional segment also offset some of the negative variance, with an increase in income of approximately $12.6 million, or 38.4%.
The increase in income before income taxes in 2012 can primarily be attributed to Asset-Intensive business within the U.S. Non-Traditional segment. The increase in Asset-Intensive income before income taxes in 2012 is largely due to a new fixed annuity coinsurance transaction entered into during the year and the effect of changes in credit spreads on the fair value of embedded derivatives associated with treaties written on a modified coinsurance or funds withheld basis. Also contributing to the increase in income in 2012 was the net effect of the embedded derivative supporting the guaranteed minimum living benefits associated with the Company’s variable annuities, after adjustments for related deferred acquisition expenses.
Traditional Reinsurance
The U.S. Traditional segment provides life and health reinsurance to domestic clients for a variety of products through yearly renewable term, coinsurance and modified coinsurance agreements. These reinsurance arrangements may involve either facultative or automatic agreements.
Income before income taxes for the U.S. Traditional segment increased by $3.5 million, or 0.9%, and $4.1 million, or 1.1% in 2013 and 2012, respectively. The increase in income before income taxes in 2013 can be attributed to an increase in investment income, net of related expenses, mainly due to a higher invested asset base and investment related gains (losses), net. Offsetting this somewhat was slightly unfavorable mortality experience compared to 2012. The increase in income before income taxes in 2012 is primarily due to slightly more favorable mortality experience in 2012 compared to 2011. Investment income increased $39.9 million due to a higher invested asset base, however this was more than offset by a decrease in net investment related gains of $46.7 million.
Net premiums increased $209.3 million, or 4.9%, and $329.3 million, or 8.3% in 2013 and 2012, respectively. These increases in net premiums were driven primarily by the growth in individual life business in force and health and group related coverages. The segment added new life business production, measured by face amount of insurance in force, of $89.7 billion, $151.4 billion and $110.5 billion during 2013, 2012 and 2011, respectively. Total face amount of life business in force was $1,385.6 billion, $1,393.3 billion and $1,343.0 billion as of December 31, 2013, 2012 and 2011, respectively. Contributing to the increase in 2012 was a large in force block transaction of $42.4 billion which contributed $64.8 million to the increase in net premiums. In addition, premiums on health and group related coverages contributed $101.4 million and $164.6 million to the increase in net premiums in 2013 and 2012, respectively.
Net investment income increased $7.1 million, or 1.3%, and $39.9 million, or 8.1%, in 2013 and 2012, respectively, primarily due to growth in the average invested asset base offset by lower yields in both years. In 2012, a new in force transaction was recorded which generated approximately $21.9 million of investment income. Investment related gains increased by $7.3 million and decreased by $46.7 million in 2013 and 2012, respectively. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support segment operations. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Claims and other policy benefits as a percentage of net premiums (“loss ratios”) were 86.9%, 86.6% and 86.9% in 2013, 2012 and 2011, respectively. Although reasonably predictable over a period of years, claims experience is typically volatile over shorter periods.
Interest credited expense decreased $2.4 million, or 4.3%, and $4.2 million, or 7.1%, in 2013 and 2012, respectively. The variances in interest credited expense are largely offset by variances in investment income. The decreases in both 2013 and 2012 can be attributed to one treaty in which the most prevalent credited loan rate decreased, partially offset by a slight increase in its asset base. Interest credited in this segment relates to amounts credited on cash value products which also have a significant mortality component. Income before income taxes is affected by the spread between the investment income and the interest credited on the underlying products.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 13.8%, 13.9% and 14.0% in 2013, 2012 and 2011, respectively. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels within coinsurance-type arrangements. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary. Also, the mix of first year coinsurance business versus yearly renewable term business can cause the percentage to fluctuate from period to period.
Other operating expenses increased $1.5 million, or 1.7%, and $6.1 million, or 7.1% in 2013 and 2012, respectively. Other operating expenses, as a percentage of net premiums, were 2.1% in each of 2013, 2012 and 2011. The expense ratio tends to fluctuate only slightly from period to period due to maturity and scale of this segment.

Non-Traditional - Asset-Intensive Reinsurance
Asset-Intensive within the U.S. Non-Traditional segment primarily assumes investment risk within underlying annuities and corporate-owned life insurance policies. Most of these agreements are coinsurance, coinsurance with funds withheld or modco whereby the Company recognizes profits or losses primarily from the spread between the investment income earned and the interest credited on the underlying deposit liabilities, as well as fees associated with variable annuity account values and guaranteed investment contracts.
Impact of certain derivatives
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

For the year ended December 31,	2013	2012	2011
(dollars in thousands)
Revenues:
Total revenues	$897,693	$829,187	$355,895
Less:
Embedded derivatives – modco/funds withheld treaties	68,285	117,055	(89,648)
Guaranteed minimum benefit riders and related free standing derivatives	(19,627)	49,392	(17,851)
Revenues before certain derivatives	849,035	662,740	463,394
Benefits and expenses:
Total benefits and expenses	697,345	593,602	320,565
Less:
Embedded derivatives – modco/funds withheld treaties	41,068	75,849	(75,546)
Guaranteed minimum benefit riders and related free standing derivatives	(8,346)	27,862	(7,339)
Equity-indexed annuities	(30,082)	5,264	16,507
Benefits and expenses before certain derivatives	694,705	484,627	386,943
Income (loss) before income taxes:
Income before income taxes	200,348	235,585	35,330
Less:
Embedded derivatives – modco/funds withheld treaties	27,217	41,206	(14,102)
Guaranteed minimum benefit riders and related free standing derivatives	(11,281)	21,530	(10,512)
Equity-indexed annuities	30,082	(5,264)	(16,507)
Income before income taxes and certain derivatives	$154,330	$178,113	$76,451
Embedded Derivatives - Modco/Funds Withheld Treaties - Represents the change in the fair value of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis. The fair value changes of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in benefits and expenses. Changes in the fair value of the embedded derivative are driven by changes in investment credit spreads, including the Company’s own credit risk. Generally, an increase in investment credit spreads, ignoring changes in the Company’s own credit risk, will have a negative impact on the fair value of the embedded derivative (decrease in income). Changes in fair values of these embedded derivatives are net of an increase (decrease) in revenues of $(1.6) million, $(62.7) million and $23.1 million for the years ended December 31, 2013, 2012 and 2011, respectively, associated with the Company’s own credit risk. A 10% increase in the Company’s own credit risk rate would have increased revenues in 2013 by approximately $0.1 million. Conversely, a 10% decrease in the Company’s own credit risk rate would have decreased revenues in 2013 by approximately $0.1 million.
In 2013, the change in fair value of the embedded derivative increased revenues by $68.3 million and related deferred acquisition expenses increased benefits and expenses by $41.1 million, for a positive pre-tax income impact of $27.2 million, primarily due to a decrease in investment credit spreads. In 2012, the change in fair value of the embedded derivative increased revenues by $117.1 million and related deferred acquisition expenses increased benefits and expenses by $75.8 million, for a positive pre-tax income impact of $41.2 million, primarily due to a decrease in investment credit spreads.
Guaranteed Minimum Benefit Riders - Represents the impact related to guaranteed minimum benefits associated with the Company’s reinsurance of variable annuities. The fair value changes of the guaranteed minimum benefits along with the changes in fair value of the free standing derivatives (interest rate swaps, financial futures and equity options), purchased by the Company to substantially hedge the liability are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in benefits and expenses. Changes in fair values of these embedded derivatives are net of an increase (decrease) in revenues of $(12.5) and $16.5 million in 2013 and 2012, respectively, associated with the Company’s own credit risk. Changes in fair values of embedded derivatives on variable annuity contracts associated with the Company’s own credit risk for the year ended December 31, 2011 were not material. A 10% increase in the Company’s own credit risk rate would have increased revenues by approximately $0.4 million in 2013. Conversely, a 10% decrease in the Company’s own credit risk rate would have decreased revenues by approximately $0.4 million in 2013.
In 2013, the change in the fair value of the guaranteed minimum benefits, after allowing for changes in the associated free standing derivatives to substantially economically hedge risk, decreased revenues by $19.6 million and related deferred acquisition expenses decreased benefits and expenses by $8.3 million for a negative pre-tax income impact of $11.3 million. In 2012, the change in the fair value of the guaranteed minimum benefits, after allowing for changes in the associated free standing derivatives to economically hedge risk, increased revenues by $49.4 million and related deferred acquisition expenses increased benefits and expenses by $27.9 million for a positive pre-tax income impact of $21.5 million.
Equity-Indexed Annuities - Primarily represents the impact of changes in the benchmark rate on the calculation of the fair value of embedded derivative liabilities associated with EIAs, after adjustments for related deferred acquisition expenses. In 2013 and 2012, expenses decreased $30.1 million and increased $5.3 million respectively.
Discussion and analysis before certain derivatives
Income before income taxes and certain derivatives decreased by $23.8 million and increased by $101.7 million in 2013 and 2012, respectively. The decrease in income in 2013 was largely a result of a higher level of investment related gains and corresponding changes in DAC in 2012. This decrease was largely offset by the effect of a full year of earnings from a large deferred annuity coinsurance agreement entered into during the second quarter of 2012. The increase in income in 2012 was in part due to net changes in investment related gains and losses associated with the funds withheld and coinsurance portfolios and their related DAC impact. Funds withheld capital gains and losses are reported through investment income while coinsurance activity is reflected in investment related gains (losses), net. In addition, income earned on a new fixed annuity coinsurance transaction also contributed to the increase in earnings in 2012 compared to 2011.
Revenue before certain derivatives increased by $186.3 million and $199.3 million in 2013 and 2012, respectively. These increases were driven by a combination of changes in investment income related to equity options held in a funds withheld portfolio associated with equity-indexed annuity treaties and an increase in investment income attributed to the new coinsurance agreement mentioned above. The effect on investment income related to equity options is substantially offset by a corresponding change in interest credited expense. In addition, other revenues increased $2.5 million and $27.1 million in 2013 and 2012, respectively, due primarily to the amortization of the deferred profit liability associated with the new fixed annuity coinsurance transaction.
Benefits and expenses before certain derivatives increased by $210.1 million and $97.7 million in 2013 and 2012, respectively. These increases were primarily due to an increase in interest credited related to the new fixed annuity coinsurance transaction and EIAs. These changes were mostly offset by corresponding increases or decreases in investment income.
The invested asset base supporting this sub-segment decreased by $0.3 billion and increased by $5.4 billion in 2013 and 2012, respectively. The growth in the asset base in 2012 was driven by the new fixed annuity coinsurance transaction executed during the year. As of December 31, 2013 and 2012, $4.3 billion and $4.2 billion, respectively, of the invested assets were funds withheld at interest, of which 95.6% and 92.3%, respectively, was associated with one client.
Non-Traditional - Financial Reinsurance
Financial Reinsurance within the U.S. Non-Traditional segment income before income taxes consists primarily of net fees earned on financial reinsurance transactions. Additionally, a portion of the business is brokered business in which the Company does not participate in the assumption of risk. The fees earned from financial reinsurance contracts and brokered business are reflected in other revenues, and the fees paid to retrocessionaires are reflected in policy acquisition costs and other insurance expenses.
Income before income taxes increased by $12.6 million, or 38.4%, and $6.4 million, or 24.2%, in 2013 and 2012, respectively. The increases in 2013 and 2012 were primarily related to the addition of new contracts and related additional fees from financial reinsurance.

At December 31, 2013, 2012 and 2011, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures, was $4.4 billion, $2.7 billion and $2.0 billion, respectively. The increases in both 2013 and 2012 can primarily be attributed to an increase in the number of new transactions executed each year and is consistent with the increase in related income. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and, therefore, can fluctuate from period to period.
Canada Operations
The Company conducts reinsurance business in Canada primarily through RGA Life Reinsurance Company of Canada (“RGA Canada”), a wholly-owned subsidiary. RGA Canada assists clients with capital management activity and mortality and morbidity risk management, and is primarily engaged in traditional individual life reinsurance, as well as creditor, group life and health, critical illness, and longevity reinsurance. Creditor insurance covers the outstanding balance on personal, mortgage or commercial loans in the event of death, disability or critical illness and is generally shorter in duration than individual life insurance.

For the year ended December 31,	2013	2012	2011
(dollars in thousands)
Revenues:
Net premiums	$962,311	$915,764	$835,298
Investment income, net of related expenses	204,851	190,337	188,304
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	—	—	—
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	—	—
Other investment related gains (losses), net	17,010	27,659	26,996
Total investment related gains (losses), net	17,010	27,659	26,996
Other revenues	845	6,504	5,433
Total revenues	1,185,017	1,140,264	1,056,031
Benefits and expenses:
Claims and other policy benefits	758,519	706,716	673,105
Interest credited	46	28	—
Policy acquisition costs and other insurance expenses	221,638	206,337	180,712
Other operating expenses	40,496	40,212	37,261
Total benefits and expenses	1,020,699	953,293	891,078
Income before income taxes	$164,318	$186,971	$164,953
Income before income taxes decreased by $22.7 million, or 12.1%, and increased by $22.0 million, or 13.3%, in 2013 and 2012, respectively. The decrease in 2013 is due to better traditional individual life mortality experience in the prior year and a decrease of $10.6 million in net investment related gains. In addition, 2012 income before income taxes reflected the impact of a decrease in reserves of $16.2 million for a block of group creditor business as a result of a refinement of estimates and $6.3 million of income from the recapture of a previously assumed block of individual life business. The increase in income in 2012 is primarily due to the aforementioned items. Foreign currency exchange fluctuation in the Canadian dollar resulted in a decrease in income before income taxes of approximately $6.1 million and $0.9 million in 2013 and 2012, respectively.
Net premiums increased $46.5 million, or 5.1%, and $80.5 million, or 9.6%, in 2013 and 2012, respectively. Foreign currency exchange fluctuation in the Canadian dollar resulted in a decrease in net premiums of approximately $29.4 million and $9.0 million in 2013 and 2012, respectively. Premiums increased in 2013 and 2012 primarily due to new business from both new and existing treaties. In addition, creditor premiums increased by $10.1 million and $23.9 million in 2013 and 2012, respectively. The segment added new business production, measured by face amount of insurance in force, of $46.0 billion, $49.0 billion and $51.1 billion during 2013, 2012 and 2011, respectively. The face amount of total reinsurance in force totaled approximately $386.3 billion, $389.7 billion, and $344.9 billion at December 31, 2013, 2012 and 2011, respectively. Excluding the impact of foreign exchange, reinsurance in force increased 6.8% in 2013. Premium levels can be significantly influenced by currency fluctuations, large transactions, mix of business and reporting practices of ceding companies, and therefore may fluctuate from period to period.
Net investment income increased $14.5 million, or 7.6%, and $2.0 million, or 1.1%, in 2013 and 2012, respectively. The effect of changes in the Canadian dollar exchange rates resulted in a decrease in net investment income of approximately $6.4 million and $2.9 million in 2013 and 2012, respectively. Investment income and investment related gains and losses are allocated to the segments based upon average assets and related capital levels deemed appropriate to support segment operations. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments. The increases in investment income, excluding the impact of foreign exchange, were mainly the result of increases in the average invested asset base due to growth in the underlying business volume, offset by decreases in investment yields.

Other revenues decreased by $5.7 million and increased by $1.1 million in 2013 and 2012, respectively. Other revenues in 2012 were primarily related to fees earned from the modification of an existing treaty and a fee earned from the recapture of a previously assumed block of individual life business. Other revenues in 2011 were primarily related to a $4.9 million fee earned from the recapture of a previously assumed block of individual life business.
Loss ratios for this segment were 78.8%, 77.2% and 80.6% in 2013, 2012 and 2011, respectively. The increase in the loss ratio for 2013 compared to 2012 is due to better traditional individual life mortality experience in 2012. Loss ratios for the traditional individual life mortality business were 93.7%, 91.8% and 93.4% in 2013, 2012 and 2011, respectively. The decrease in the 2012 loss ratio was primarily due to the aforementioned $16.2 million decrease in reserves for a block of group creditor business. Excluding creditor business, loss ratios for this segment were 92.3%, 90.9% and 92.1% in 2013, 2012 and 2011, respectively. Historically, the loss ratio increased primarily as the result of several large permanent level premium in force blocks assumed in 1997 and 1998. These blocks are mature blocks of long-term permanent level premium business in which mortality as a percentage of net premiums is expected to be higher than historical ratios. The nature of permanent level premium policies requires the Company to set up actuarial liabilities and invest the amounts received in excess of early-year claims costs to fund claims in later years when premiums, by design, continue to be level as compared to expected increasing mortality or claim costs. Excluding creditor business, claims and other policy benefits, as a percentage of net premiums and investment income were 72.6%, 71.8% and 72.0% in 2013, 2012 and 2011, respectively.
Policy acquisition costs and other insurance expenses as a percentage of net premiums totaled 23.0%, 22.5% and 21.6% in 2013, 2012 and 2011, respectively. Policy acquisition costs and other insurance expenses as a percentage of net premiums for traditional individual life business were 12.7%, 12.7% and 12.6% in 2013, 2012 and 2011, respectively. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels and product mix. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary.
Other operating expenses increased $0.3 million, or 0.7%, and $3.0 million, or 7.9%, in 2013 and 2012, respectively. The effect of changes in the Canadian dollar exchange rates resulted in decreases in operating expenses of approximately $1.1 million and $0.3 million in 2013 and 2012, respectively. Other operating expenses as a percentage of net premiums were 4.2%, 4.4% and 4.5% in 2013, 2012 and 2011, respectively.
Europe & South Africa Operations
The Europe & South Africa segment includes business generated by our offices principally in the UK, South Africa, France, Germany, India, Ireland, Italy, Mexico, the Netherlands, Poland, Spain, Turkey and the UAE. The segment provides reinsurance for a variety of life and health products through yearly renewable term and coinsurance agreements, critical illness coverage and longevity risk related to payout annuities. Reinsurance agreements may be facultative or automatic agreements covering primarily individual risks and, in some markets, group risks.

For the year ended December 31,	2013	2012	2011
(dollars in thousands)
Revenues:
Net premiums	$1,331,559	$1,308,462	$1,194,477
Investment income, net of related expenses	55,604	45,576	44,351
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	—	—	(332)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	—	—
Other investment related gains (losses), net	9,161	11,574	6,332
Total investment related gains (losses), net	9,161	11,574	6,000
Other revenues	25,164	6,679	5,031
Total revenues	1,421,488	1,372,291	1,249,859
Benefits and expenses:
Claims and other policy benefits	1,159,318	1,134,219	1,001,921
Interest credited	6,114	—	—
Policy acquisition costs and other insurance expenses	55,054	51,236	59,217
Other operating expenses	111,880	112,889	105,619
Total benefits and expenses	1,332,366	1,298,344	1,166,757
Income before income taxes	$89,122	$73,947	$83,102
Income before income taxes increased by $15.2 million, or 20.5%, and decreased by $9.2 million, or 11.0%, in 2013 and 2012, respectively. The increase in income before income taxes in 2013 was primarily due to increased business volumes, most notably in fee income treaties, partially offset by unfavorable claims experience. The decrease in income before income taxes in

2012 was primarily due to unfavorable claims experience in the UK. Foreign currency exchange fluctuations contributed to a decrease in income before income taxes of approximately $2.6 million and $5.9 million in 2013 and 2012, respectively.
Net premiums grew by $23.1 million, or 1.8%, and $114.0 million, or 9.5%, in 2013 and 2012, respectively. These increases were the result of new business from both new and existing treaties including an increase associated with reinsurance of longevity risk in the UK of $48.0 million and $39.0 million in 2013 and 2012, respectively. In addition, net premiums in 2013 and 2012 include approximately $9.9 million and $110.0 million, respectively, associated with single premium in force transactions in Italy. The segment added new business production, measured by face amount of insurance in force, of $132.8 billion, $136.0 billion and $148.3 billion during 2013, 2012 and 2011, respectively. The face amount of reinsurance in force totaled approximately $629.8 billion, $602.5 billion, and $513.4 billion at December 31, 2013, 2012 and 2011, respectively. Foreign currency exchange fluctuations contributed to a decrease in net premiums of approximately $30.3 million and $51.6 million in 2013 and 2012, respectively. The segment’s primary currencies are the British pound, the Euro and the South African rand. Premium levels can be significantly influenced by currency fluctuations, large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.
A portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage, primarily in the UK. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Net premiums earned from this coverage totaled $255.5 million, $248.6 million and $244.8 million in 2013, 2012 and 2011, respectively.
Net investment income increased $10.0 million, or 22.0%, and $1.2 million, or 2.8%, in 2013 and 2012, respectively. The increase in 2013 can be primarily attributed to growth in the average invested asset base. The increase in 2012 can be primarily attributed to growth in the average invested asset base largely offset by a decrease in the investment yields. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support segment operations. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Other revenues increased by $18.5 million, or 276.8% and $1.6 million, or 32.8%, in 2013 and 2012, respectively. The increase in other revenues in 2013 relates to a new transaction in Continental Europe which resulted in initial fee income of $14.8 million. At December 31, 2013 and 2012, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures was $1.0 billion and $0.3 billion, respectively. The increase was primarily due to the aforementioned transaction in Continental Europe. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and, therefore, can fluctuate from period to period.
Loss ratios for this segment were 87.1%, 86.7% and 83.9% in 2013, 2012 and 2011, respectively. The increases in the loss ratios in 2013 and 2012 were due to unfavorable claims experience, primarily from UK critical illness and mortality coverages. Although reasonably predictable over a period of years, claims experience is typically volatile over shorter periods. Management views recent experience as normal volatility that is inherent in the business.
Interest credited expense increased by $6.1 million in 2013. Interest credited in this segment relates to amounts credited to the contractholders of unit-linked variable annuities associated with the Company’s acquisition of Leidsche Verzekeringen Maatschappij N.V. on August 13, 2013. The effect on interest credited related to unit-linked variable annuities is substantially offset by a corresponding change in investment income and investment related gains (losses), net.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 4.1%, 3.9% and 5.0% for 2013, 2012 and 2011, respectively. The increase in the ratio in 2013 is primarily due to new treaties and the performance of existing treaties containing significant ceding allowances. The decrease in the ratio in 2012 is related to a decrease in the amortization of deferred acquisition costs affected by the mix of business, primarily in the UK. These percentages fluctuate due to timing of client company reporting, variations in the mixture of business and the relative maturity of the business. In addition, as the segment grows, renewal premiums, which have lower allowances than first-year premiums, represent a greater percentage of the total net premiums.
Other operating expenses decreased by $1.0 million, or 0.9%, and increased by $7.3 million, or 6.9%, in 2013 and 2012, respectively. Foreign currency exchange fluctuations resulted in a decrease in operating expenses of approximately $0.8 million and $3.9 million 2013 and 2012, respectively. Other operating expenses as a percentage of net premiums totaled 8.4%, 8.6% and 8.8% in 2013, 2012 and 2011, respectively. These decreases in expenses as a percentage of net premiums reflect sustained growth in net premiums for this segment.

Asia Pacific Operations
The Asia Pacific segment includes business generated by our offices principally in Australia, Hong Kong, Japan, Malaysia, Singapore, New Zealand, South Korea, Taiwan and mainland China. The principal types of reinsurance include life, critical illness, disability, superannuation, and financial reinsurance. Superannuation is the Australian government mandated compulsory retirement savings program. Superannuation funds accumulate retirement funds for employees, and, in addition, offer life and disability insurance coverage. Reinsurance agreements may be facultative or automatic agreements covering primarily individual risks and in some markets, group risks.

For the year ended December 31,	2013	2012	2011
(dollars in thousands)
Revenues:
Net premiums	$1,419,828	$1,350,330	$1,304,490
Investment income, net of related expenses	91,927	83,387	84,837
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	—	—	(336)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	—	—
Other investment related gains (losses), net	(5,596)	8,990	7,350
Total investment related gains (losses), net	(5,596)	8,990	7,014
Other revenues	35,300	52,838	34,073
Total revenues	1,541,459	1,495,545	1,430,414
Benefits and expenses:
Claims and other policy benefits	1,430,255	1,079,699	1,076,833
Interest credited	1,118	1,311	1,149
Policy acquisition costs and other insurance expenses	222,833	252,041	201,130
Other operating expenses	122,464	117,116	109,068
Total benefits and expenses	1,776,670	1,450,167	1,388,180
Income (loss) before income taxes	$(235,211)	$45,378	$42,234
Income before income taxes decreased by $280.6 million, or 618.3%, and increased by $3.1 million, or 7.4%, in 2013 and 2012, respectively. The decrease in income before income taxes in 2013 is primarily due to a $274.1 million increase in Australian group claims liabilities related to total and permanent disability coverage and disability income benefits occurring in the second quarter of 2013, as discussed further below, as well as poor claims experience in the Australian operation's individual disability business. Other operations in this segment reported results in line with management's expectations. In total, the Australia operation reported a loss before income taxes of $291.6 million in 2013, while the other operations in this segment reported income before income taxes of $56.4 million for the same period. The increase in income in 2012 was primarily due to strong revenue growth in Hong Kong, Southeast Asia and Japan partially offset by both adverse claims experience and a net increase of $46.5 million in benefit reserves in Australia. Foreign currency exchange fluctuations contributed to an increase in income before income taxes of approximately $7.6 million in 2013 and a decrease of approximately $0.8 million in 2012.
Net premiums increased by $69.5 million, or 5.1%, and $45.8 million, or 3.5%, in 2013 and 2012, respectively. Premiums in 2013 increased mainly in Hong Kong and South East Asia, and Australia with new treaties and growth in existing treaties, partially offset by a decrease in premiums in South Korea. Premiums in 2012 increased in most markets primarily due to new treaties and increased production under existing treaties, notably Hong Kong and Southeast Asia by $52.0 million and Australia and New Zealand, which increased by $25.0 million. These increases are partially offset by decreases in Japan and Korea. The segment added new business production, measured by face amount of insurance in force, of $101.9 billion, $90.2 billion and $119.0 billion during 2013, 2012 and 2011, respectively. The face amount of reinsurance in force totaled approximately $486.0 billion, $539.8 billion, and $457.6 billion at December 31, 2013, 2012 and 2011, respectively. Foreign currency fluctuations unfavorably affected the face amount of reinsurance in force by $59.1 billion in 2013. Foreign currency exchange fluctuations contributed to a decrease in net premiums of approximately $82.3 million and $2.0 million in 2013 and 2012, respectively. Premium levels can be significantly influenced by currency fluctuations, large transactions and reporting practices of ceding companies and, therefore, can fluctuate from period to period.
A portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Reinsurance of critical illness in the Asia Pacific operations is offered primarily in South Korea, Australia and Hong Kong. Net premiums from this coverage totaled $246.6 million, $224.4 million, and $157.3 million in 2013, 2012 and 2011, respectively.

Net investment income increased $8.5 million, or 10.2%, and decreased by $1.5 million, or 1.7%, in 2013 and 2012, respectively. The increase in 2013 can be primarily attributed to growth in the invested asset base. The decrease in 2012 was primarily due to lower investment yields largely offset by growth in the average invested asset base. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support segment operations. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Other revenues decreased by $17.5 million, or 33.2%, and increased by $18.8 million, or 55.1%, in 2013 and 2012, respectively. The primary source of other revenues is fees from financial reinsurance treaties in Japan. The decrease in other revenues in 2013 relates to a reduction in the amount of financial reinsurance assumed and a transaction with a client in Australia which resulted in a one-time fee of $12.2 million recognized in 2012. The transaction did not have a significant impact on income before taxes because the amount was offset by additional amortization of deferred acquisition costs, net of the release of reserves. The increase in other revenues in 2012 is largely due to the aforementioned transaction with a client in Australia and reflects fees from two new financial reinsurance treaties in Japan. At December 31, 2013 and 2012, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures was $1.5 billion and $2.1 billion, respectively. The decrease was primarily due to several financial reinsurance agreements, which are performing as expected, where the amount of reinsurance assumed from the client decreases over time. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and therefore can fluctuate from period to period.
Loss ratios for this segment were 100.7%, 80.0% and 82.5% for 2013, 2012 and 2011, respectively. The increase in the loss ratio for 2013 is primarily due to a $274.1 million increase in Australian group claims liabilities recognized in the second quarter of 2013 as well as poor claims experience in the Australian operation's individual disability business. The increase in liabilities is reflected in the table above in claims and other policy benefits. Excluding the Australia operation, loss ratio for this segment in 2013 was 78.9%.
The largest portion of the Australian liability increase relates to group total and permanent disability coverage, and to a lesser extent, group disability income benefits. The Company completed a comprehensive claims analysis in the second quarter of 2013 that indicated an increase in claim incidences as well as an increase in claim lags throughout the claim reporting process. Even though these group contracts are typically only three years in duration, the increase in developing loss ratios, compared to pricing, created the need for a significant increase in claims liabilities. The additional liabilities recorded reflect potential additional deterioration in the projection of future claims development. The Company believes a number of factors in the current Australian market are leading to a significant rise in claim levels and reporting lags, and the Company is working with the ceding companies to better manage this business. The Company suspended new quoting activity in the Australian group total and permanent disability market indefinitely, however the Company is required to provide renewal quotes in some instances. Group premiums recognized in Australia for all group coverage types, including total and permanent disability, were $353.7 million and $369.1 million for the years ended December 31, 2013 and 2012, respectively.
In 2012, while Australia experienced adverse individual and group claims experience as well as a net $46.5 million increase in claim liabilities for group life, and total and permanent disability (“TPD”) reinsurance business, loss ratios decreased for most other offices. Australia’s additional claim liabilities in 2012 were primarily associated with group treaties that exhibited emerging negative claims development.
Interest credited expense decreased by $0.2 million, or 14.7%, and increased by $0.2 million, or 14.1%, in 2013 and 2012, respectively. The decrease in 2013 is due to a decrease in value of the Japanese yen and the run-off of an asset-intensive treaty entered into in 2011. The increase in 2012 was due to contractual interest related to a new asset-intensive treaty in Japan entered into in 2011.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 15.7%, 18.7% and 15.4% for 2013, 2012 and 2011, respectively. The increase in the ratio in 2012 was due to additional amortization of deferred acquisition costs which largely offsets the one-time fee related to the aforementioned transaction with a client in Australia. The ratio of policy acquisition costs and other insurance expenses as a percentage of net premiums should generally decline as the business matures; however, the percentage does fluctuate periodically due to variations in the mixture of business.
Other operating expenses increased $5.3 million, or 4.6%, and $8.0 million, or 7.4%, in 2013 and 2012, respectively. Foreign currency exchange fluctuations resulted in a decrease in operating expenses of approximately $4.3 million and an increase of approximately $0.3 million in 2013 and 2012, respectively. Other operating expenses as a percentage of net premiums totaled 8.6%, 8.7% and 8.4% in 2013, 2012 and 2011, respectively. The timing of premium flows and the level of costs associated with the entrance into and development of new markets in the Asia Pacific segment may cause other operating expenses as a percentage of net premiums to fluctuate over periods of time.

Corporate and Other
Corporate and Other revenues include investment income and investment related gains and losses from unallocated invested assets. Corporate and Other expenses consist of the offset to capital charges allocated to the operating segments within the policy acquisition costs and other insurance income line item, unallocated overhead and executive costs, interest expense related to debt, and the investment income and expense associated with the Company’s collateral finance facility. Additionally, Corporate and Other includes results from, among others, RTP, a wholly-owned subsidiary that develops and markets technology solutions for the insurance industry.

For the year ended December 31,	2013	2012	2011
(dollars in thousands)
Revenues:
Net premiums	$(243)	$9,165	$8,744
Investment income, net of related expenses	83,544	82,818	105,169
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(3,990)	(3,734)	(9,136)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	6	(1,315)	176
Other investment related gains (losses), net	(1,483)	7,928	(3,655)
Total investment related gains (losses), net	(5,467)	2,879	(12,615)
Other revenues	61,105	15,315	76,881
Total revenues	138,939	110,177	178,179
Benefits and expenses:
Claims and other policy benefits	5	(76)	768
Interest credited	802	52	—
Policy acquisition costs and other insurance income	(74,303)	(52,165)	(52,457)
Other operating expenses	77,866	68,304	67,194
Interest expenses	124,307	105,348	102,638
Collateral finance facility expense	10,449	12,197	12,391
Total benefits and expenses	139,126	133,660	130,534
Income (loss) before income taxes	$(187)	$(23,483)	$47,645
Loss before income taxes decreased by $23.3 million, or 99.2%, and income before income taxes decreased by $71.1 million, or 149.3%, in 2013 and 2012, respectively. The decrease in loss before income taxes in 2013 is primarily due to an increase in other revenues of $45.8 million, partially offset by a $19.0 million increase in interest expense, a decrease in investment related gains and an increase in other operating expenses. The decrease in income before income taxes in 2012 is primarily due to a $61.6 million decrease in other revenue and a $22.4 million decrease in investment income.
Total revenues increased $28.8 million, or 26.1%, and decreased $68.0 million, or 38.2%, in 2013 and 2012, respectively. The increase in total revenues in 2013 was largely due to a $46.5 million gain on repurchase of collateral finance facility securities, included in other revenues, partially offset by a decrease in net premiums of $9.4 million primarily due to treaty terminations and modifications, and a decrease in other investment related gains (losses) of $9.4 million primarily due to a decrease in investment related gains on the fair value of interest rate swaps. The decrease in total revenues in 2012 is largely due to a $61.6 million decrease in other revenue due to gains on the repurchase of collateral finance facility securities of $65.6 million in 2011 and a $22.4 million decrease in investment income due to lower investment yields.
Total benefits and expenses increased $5.5 million or 4.1%, and $3.1 million or 2.4%, in 2013 and 2012, respectively. The increase in total benefits and expenses in 2013 was primarily due to an increase in interest expense of $19.0 million, as a result of a higher level of outstanding debt, and an increase in other operating expenses of $9.6 million primarily relating to employee compensation. These expense increases were largely offset by a $22.1 million decrease in policy acquisition costs and other insurance income primarily related to the offset to capital charges allocated to the operating segments. The increase in total benefits and expenses in 2012 is primarily due to an increase in interest expense of $2.7 million largely due to interest expense related to uncertain tax positions of $2.7 million.

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
The Company periodically reviews the EGP valuation model and assumptions so that the assumptions reflect best estimates of future experience. Two assumptions are considered to be most significant: (1) estimated interest spread, and (2) estimated future policy lapses. The following table reflects the possible change that would occur in a given year if assumptions, as a percentage of current deferred policy acquisition costs related to asset-intensive products ($884.4 million as of December 31, 2013), are changed as illustrated:

Quantitative Change in Significant Assumptions	One-Time Increase in DAC	One-Time Decrease in DAC

Estimated interest spread increasing (decreasing) 25 basis points from the current spread	2.27%	(2.44)%

Estimated future policy lapse rates decreasing (increasing) 20% on a permanent basis (including surrender charges)	1.44%	(1.22)%
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
The following table displays DAC balances for asset-intensive business and non-asset-intensive business by segment as of December 31, 2013:

(dollars in thousands)	Asset-Intensive DAC	Non-Asset-Intensive DAC	Total DAC
U.S. Traditional	$—	$1,591,100	$1,591,100
U.S. Non-Traditional	884,377	—	884,377
Canada	—	259,092	259,092
Europe & South Africa	—	302,007	302,007
Asia Pacific	—	481,220	481,220
Corporate and Other	—	—	—
Total	$884,377	$2,633,419	$3,517,796
As of December 31, 2013, the Company estimates that all of its DAC balance is collateralized by surrender fees due to the Company and the reduction of policy liabilities, in excess of termination values, upon surrender or lapse of a policy.

Liquidity and Capital Resources
Current Market Environment
The current interest rate environment in select markets, primarily the U.S., continues to negatively affect the Company’s earnings. The average investment yield, excluding funds withheld and other spread business, has decreased 25 basis points in 2013 as compared to 2012. In addition, the Company’s insurance liabilities, in particular its annuity products, are sensitive to changing market factors. Results of operations in 2013 and 2012 reflect favorable changes in the value of embedded derivatives as credit spreads in the U.S. markets continue to tighten since 2011. However, a rise in interest rates in 2013 has reduced gross unrealized gains on fixed maturity and equity securities available-for-sale, which were $1,524.3 million and $2,871.4 million at December 31, 2013 and 2012, respectively. Gross unrealized losses totaled $324.6 million and $133.6 million at December 31, 2013 and 2012, respectively.
The Company continues to be in a position to hold any investment security showing an unrealized loss until recovery, provided it remains comfortable with the credit of the issuer. As indicated above, gross unrealized gains on investment securities of $1,524.3 million remain well in excess of gross unrealized losses of $324.6 million as of December 31, 2013. Historically low interest rates continued to put pressure on the Company’s investment yield. In December 2013, the U.S. Federal Reserve announced that it was modestly tapering its quantitative easing ("QE") program. The Federal Reserve Bank or New York indicated that the “sizeable and still increasing holdings of longer-term securities should maintain downward pressure on longer-term interest rates, support mortgage markets, and help to make broader financial conditions more accommodative.” The Company does not rely on short-term funding or commercial paper and to date it has experienced no liquidity pressure, nor does it anticipate such pressure in the foreseeable future.
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
The Holding Company
RGA is an insurance holding company whose primary uses of liquidity include, but are not limited to, the immediate capital needs of its operating companies, dividends paid to its shareholders, repurchase of common stock and interest payments on its indebtedness. RGA recognized interest expense of $162.2 million, $143.3 million and $111.6 million in 2013, 2012 and 2011, respectively. RGA made capital contributions to subsidiaries of $144.5 million, $70.4 million and $105.6 million in 2013, 2012 and 2011, respectively. Dividends to shareholders were $77.6 million, $61.9 million and $44.2 million in 2013, 2012 and 2011, respectively. RGA made principal payments on debt of $200.0 million in 2011. The primary sources of RGA’s liquidity include proceeds from its capital raising efforts, interest income on undeployed corporate investments, interest income received on surplus notes with RGA Reinsurance, RCM and Rockwood Re and dividends from operating subsidiaries. RGA recognized interest and dividend income of $275.2 million, $86.4 million and $245.6 million in 2013, 2012 and 2011, respectively. Net proceeds from unaffiliated long-term debt issuance were $395.1 million, $393.7 million and $394.4 million in 2013, 2012 and 2011, respectively. Proceeds from affiliated long-term debt issuance were $500.0 million in 2011. As the Company continues its expansion efforts, RGA will continue to be dependent upon these sources of liquidity. As of December 31, 2013 and 2012, RGA held $788.4 million and $722.3 million, respectively, of cash and cash equivalents, short-term and other investments and fixed maturity investments. See “Part IV – Item 15(a)(2) Financial Statement Schedules – Schedule II – Condensed Financial Information of Registrant” for more information regarding RGA’s financial information.
RGA, through wholly-owned subsidiaries, has committed to provide statutory reserve support to third-parties, in exchange for a fee, by funding loans if certain defined events occur. Such statutory reserves are required under the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX for term life insurance policies and Regulation A-XXX for universal life secondary guarantees). The third-parties have recourse to RGA should the subsidiary fail to provide the required funding, however, as of December 31, 2013, the Company does not believe that it will be required to provide any funding under these commitments as the occurrence of the defined events is considered remote. See Note 12 - “Commitments and Contingent Liabilities” in the Notes to Consolidated Financial Statements for a table that presents these commitments by period and maximum obligation.
RGA established an intercompany revolving credit facility where certain subsidiaries can lend to or borrow from each other and from RGA in order to manage capital and liquidity more efficiently. The intercompany revolving credit facility, which is a series of demand loans among RGA and its affiliates, is permitted under applicable insurance laws. This facility reduces overall borrowing costs by allowing RGA and its operating companies to access internal cash resources instead of incurring third-party transaction costs. The statutory borrowing and lending limit for RGA’s Missouri-domiciled insurance subsidiaries is currently 3% of the insurance company’s admitted assets as of its most recent year-end. There was $50.0 million outstanding under the intercompany revolving credit facility as of December 31, 2013 and none as of December 31, 2012. In addition to loans associated with the intercompany revolving credit facility, RGA and its subsidiary, RGA Capital LLC, each provided a loan to RGA Australian Holdings Pty Limited, another RGA subsidiary, with each of the loans having an outstanding balance of $26.8 million as of December 31, 2013.
The Company believes that it has sufficient liquidity for the next 12 months to fund its cash needs under various scenarios that include the potential risk of early recapture of reinsurance treaties and higher than expected death claims. Historically, the Company has generated positive net cash flows from operations. However, in the event of significant unanticipated cash requirements beyond normal liquidity, the Company has multiple liquidity alternatives available based on market conditions and the amount and timing of the liquidity need. These options include borrowings under committed credit facilities, secured borrowings, the ability to issue long-term debt, preferred securities or common equity and, if necessary, the sale of invested assets, subject to market conditions.
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
In January 2013, RGA’s board of directors authorized a share repurchase program, with no expiration date, to repurchase up to $200 million of RGA’s outstanding common stock. During 2013, the board of directors authorized additional repurchases bringing the total amount of the RGA's outstanding common stock authorized for repurchase to $400.0 million. During 2013, RGA repurchased 4,151,312 shares of common stock under this program for $261.3 million. The common shares repurchased have been placed into treasury to be used for general corporate purposes.
On February 20, 2014, RGA’s board of directors authorized a share repurchase program for up to $300.0 million of the RGA’s outstanding common stock. The authorization is effective immediately and does not have an expiration date. In connection with this new authorization, the board of directors terminated the stock repurchase authority granted in 2013.
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
The Company’s share repurchase transactions during 2011 were intended to offset share dilution associated with the issuance of approximately 5.5 million common shares from the exercise of warrants as discussed below in “Debt”.
During the third quarter of 2011, RGA repurchased 838,362 shares of common stock under a previously approved stock repurchase program for $43.1 million. The common shares repurchased were placed into treasury to be used for general corporate purposes.
See Note 3 - "Stock Transactions", Note 13 - “Debt” and Note 20 - “Subsequent Event” in the Notes to Consolidated Financial Statements for additional information regarding the Company’s securities transactions.
Statutory Dividend Limitations
RCM and RGA Reinsurance are subject to Missouri statutory provisions that restrict the payment of dividends. They may not pay dividends in any 12-month period in excess of the greater of the prior year’s statutory net gain from operations or 10% of statutory capital and surplus at the preceding year-end, without regulatory approval. The applicable statutory provisions only permit an insurer to pay a shareholder dividend from unassigned surplus. Any dividends paid by RGA Reinsurance would be paid to RCM, its parent company, which in turn has restrictions related to its ability to pay dividends to RGA. RCM’s primary asset is its investment in RGA Reinsurance. As of January 1, 2014, RCM and RGA Reinsurance could pay maximum dividends, without prior approval, of approximately $145.9 million and $155.0 million, respectively. The MDI allows RCM to pay a dividend to RGA to the extent RCM received the dividend from RGA Reinsurance, without limitation related to the level of unassigned surplus. Dividend payments from other subsidiaries are subject to regulations in the jurisdiction of domicile, which are generally based on their earnings and/or capital level. In addition, the earnings of substantially all of the Company’s foreign subsidiaries have been indefinitely reinvested in foreign operations.

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
As of December 31, 2013 and 2012, the Company had $2,214.4 million and $1,815.3 million, respectively, in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. As of December 31, 2013, the average interest rate on long-term debt outstanding was 5.76% compared to 5.99% at the end of 2012. The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, and the Company’s ability to raise additional funds. Repayments of debt due over the next five years total $300.0 million, due 2017.
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
The Company may borrow up to $850.0 million in cash and obtain letters of credit in multiple currencies on its revolving credit facility that expires in December 2015. As of December 31, 2013, the Company had no cash borrowings outstanding and $67.6 million in issued, but undrawn, letters of credit under this facility.
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
On March 4, 2011, RGA completed the remarketing of approximately 4.5 million trust preferred securities with an aggregate accreted value of approximately $158.2 million that were initially issued as a component of its Trust Preferred Income Equity Redeemable Securities ("PIERS Units"). When issued, each PIERS Unit initially consisted of a preferred security and a warrant to purchase at any time prior to December 15, 2050, 1.2508 shares of RGA common stock. Approximately 4.4 million of the warrants were exercised on March 4, 2011, at a price of $35.44 per warrant, resulting in the issuance of approximately 5.5 million shares. The warrant exercise price was paid to RGA. Remaining warrants were redeemed in cash at their redemption amount of $14.56 per warrant. As a result of the remarketing, the remarketed preferred securities had a fixed accreted value of $35.44 per security with a fixed annual distribution rate of 2.375% and were repaid on June 5, 2011, the revised maturity date. In the first quarter of 2011, RGA recorded a $4.4 million pre-tax loss, included in other operating expenses, related to the recognition of the unamortized issuance costs of the original preferred securities.
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
In June 2006, RGA’s subsidiary, Timberlake Financial, issued $850.0 million of Series A Floating Rate Insured Notes due June 2036 in a private placement. The notes were issued to fund the collateral requirements for statutory reserves required by the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX) on specified term life insurance policies reinsured by RGA Reinsurance and retroceded to Timberlake Re. Proceeds from the notes, along with a $112.8 million direct investment by the Company, were deposited into a series of accounts that collateralize the notes and are not available to satisfy the general obligations of the Company. As of December 31, 2013 and 2012, respectively, the Company held assets in trust and in custody of $913.5 million and $909.2 million, of which $20.5 million and $33.2 million were held in a Debt Service Coverage account to cover interest payments on the notes. Interest on the notes accrues at an annual rate of 1-month LIBOR plus a base rate margin, payable monthly and totaled $5.1 million, $6.9 million and $7.1 million in 2013, 2012 and 2011, respectively. The payment of interest and principal on the notes is insured through a financial guaranty insurance policy by a monoline insurance company whose parent company emerged from Chapter 11 bankruptcy in 2013. The notes represent senior, secured indebtedness of Timberlake Financial without legal recourse to RGA or its other subsidiaries.
Timberlake Financial relies primarily upon the receipt of interest and principal payments on a surplus note and dividend payments from its wholly-owned subsidiary, Timberlake Re, a South Carolina captive insurance company, to make payments of interest and principal on the notes. The ability of Timberlake Re to make interest and principal payments on the surplus note and dividend payments to Timberlake Financial is contingent upon the South Carolina Department of Insurance’s regulatory approval. As of December 31, 2013 and 2012, respectively, Timberlake Re’s capital and surplus totaled $51.5 million and $33.1 million. Timberlake Re's capital and surplus is expected to remain above $35.0 million. Since Timberlake Re’s capital and surplus previously fell below the minimum requirement in its licensing order of $35.0 million, it has been required, since the second quarter of 2011, to request approval on a quarterly rather than annual basis and provide additional scenario testing results. Approval to pay interest on the surplus note was granted through March 28, 2014.
During 2013, the Company repurchased $160.0 million face amount of the Timberlake Financial notes for $112.0 million, which was the market value at the date of the purchase. The notes were purchased by RGA Reinsurance. As a result, the Company recorded pre-tax gains of $46.5 million, after fees, in other revenues in 2013.
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
The National Association of Insurance Commissioners has been analyzing the insurance industry’s use of affiliated captive reinsurers to satisfy certain reserve requirements and considering ways to promote uniformity in both the approval and supervision of such reinsurers. Affiliated captives are commonly used in the insurance industry to help reduce statutory reserve and collateral requirements and are often domiciled in the same state as the insurance company that sponsors the captive. If a state insurance regulator that regulates any of the Company’s domestic insurance companies restricts the use of captive reinsurers or makes them less effective, the Company’s ability to reinsure certain products, maintain risk based capital ratios and deploy excess capital could be adversely affected. As a result, the Company may need to alter the type and volume of business it reinsures, increase prices on those products, raise additional capital to support higher regulatory reserves or implement higher cost strategies, all of which could adversely impact the Company’s competitive position and its results of operations.
No changes in the use or regulation of captives have been proposed and it is too early to predict the extent of any changes that may be made. Accordingly, the Company expects to continue its strategy of using captives to enhance its capital efficiency and competitive position while it monitors the regulations related to captives and any proposed changes in such regulations. The Company cannot estimate the impact of discontinuing or altering its captive strategy in response to potential regulatory changes due to many unknown variables such as the cost and availability of alternative capital, potential changes in regulatory reserving requirements under a principle-based reserving approach which would likely reduce required collateral, changes in acceptable collateral for statutory reserves, the potential introduction of the concept of a “certified reinsurer” in the laws and regulations in certain jurisdictions where the Company operates, the potential for increased pricing of products offered by the Company and the potential change in mix of products sold and/or offered by the Company and/or its clients.
Assets in Trust
Some treaties give ceding companies the right to request that the Company place assets in trust for the benefit of the cedant to support statutory reserve credits in the event of a downgrade of the Company’s ratings to specified levels, generally non-investment grade levels, or if minimum levels of financial condition are not maintained. As of December 31, 2013, these treaties had approximately $1,552.3 million in statutory reserves. Assets placed in trust continue to be owned by the Company, but their use is restricted based on the terms of the trust agreement. Securities with an amortized cost of $2,124.7 million were held in trust for the benefit of certain RGA subsidiaries to satisfy collateral requirements for reinsurance business at December 31, 2013. Additionally, securities with an amortized cost of $7,842.9 million as of December 31, 2013 were held in trust to satisfy collateral requirements under certain third-party reinsurance treaties. Under certain conditions, the Company may be obligated to move reinsurance from one subsidiary of RGA to another subsidiary of RGA or make payments under a given treaty. These conditions include change in control or ratings of the subsidiary, insolvency, nonperformance under a treaty, or loss of reinsurance license of such subsidiary. If the Company was ever required to perform under these obligations, the risk to the Company on a consolidated basis under the reinsurance treaties would not change; however, additional capital may be required due to the change in jurisdiction of the subsidiary reinsuring the business, which could lead to a strain on liquidity.
Proceeds from the notes issued by Timberlake Financial and the Company’s direct investment in Timberlake Financial were deposited into a series of trust accounts as collateral and are not available to satisfy the general obligations of the Company. As of December 31, 2013 the Company held deposits in trust and in custody of $913.5 million for this purpose, which is not included above. See “Collateral Finance Facility” above for additional information on the Timberlake notes.
Letters of Credit
The Company has obtained bank letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions similar to those described in the “Debt” discussion above. At December 31, 2013, there were approximately $210.3 million of outstanding bank letters of credit in favor of third parties. Additionally, in accordance with applicable regulations, the Company utilizes letters of credit to secure statutory reserve credits when it retrocedes business to its subsidiaries, including Parkway Re, Timberlake Re, Rockwood Re, RGA Americas, RGA Barbados and RGA Atlantic. The Company cedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions, such as the U.S. and the UK. The Company believes the capital required to support the business in the affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of December 31, 2013, $995.5 million in letters of credit from various banks were outstanding, but undrawn, backing reinsurance between the various subsidiaries of the Company. See Note 12—“Commitments and Contingent Liabilities” in the Notes to Consolidated Financial Statements for information regarding the Company’s letter of credit facilities.
In 2006, the Company entered into a reinsurance agreement that requires it to post collateral for a portion of the business being reinsured. As part of the collateral requirements, a third party financial institution has issued a letter of credit for the benefit of the ceding company (the “beneficiary”), which may draw on the letter of credit to be reimbursed for valid claim payments not made by RGA pursuant to the reinsurance treaty. RGA is not a direct obligor under the letter of credit. To the extent the letter of credit is drawn by the beneficiary, reimbursement to the third party financial institution will be through reduction in amounts owed to RGA by the third party financial institution under a secured structured loan. RGA’s liability under the reinsurance agreement will be reduced by any amount drawn by the ceding company under the letter of credit. As of December 31, 2013, the structured loan totaled $132.5 million and the amount of the letter of credit totaled $192.6 million. The structured loan is recorded in other invested assets on RGA’s consolidated balance sheets.
Reinsurance Operations
Reinsurance agreements, whether facultative or automatic, generally provide recapture provisions. Most U.S.-based reinsurance treaties include a recapture right for ceding companies, generally after 10 years. Outside of the U.S., treaties primarily include a mutually agreed upon recapture provision. Recapture rights permit the ceding company to reassume all or a portion of the risk formerly ceded to the reinsurer. In some situations, the Company has the right to place assets in trust for the benefit of the ceding party in lieu of recapture. Additionally, certain treaties may grant recapture rights to ceding companies in the event of a significant decrease in RGA Reinsurance’s NAIC risk based capital ratio or financial strength rating. The RBC ratio trigger varies by treaty, with the majority between 125% and 225% of the NAIC’s company action level. Financial strength rating triggers vary by treaty with the majority of the triggers reached if RGA Reinsurance’s financial strength rating falls five notches from its current rating of “AA-” to the “BBB” level on the S&P scale. Recapture of business previously ceded does not affect premiums ceded prior to the recapture of such business, but would reduce premiums in subsequent periods. Upon recapture, the Company would reflect a net gain or loss on the settlement of the assets and liabilities associated with the treaty. In some cases, the ceding company is required to pay the Company a recapture fee. The Company estimates approximately $337.9 billion of its gross assumed in force business, as of December 31, 2013, was subject to treaties where the ceding company could recapture in the event minimum levels of financial condition or ratings were not maintained.
Guarantees
RGA has issued guarantees to third parties on behalf of its subsidiaries for the payment of amounts due under certain reinsurance treaties, securities borrowing arrangements, financing arrangements and office lease obligations, whereby if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. In limited circumstances, treaty guarantees are granted to ceding companies in order to provide additional security, particularly in cases where RGA’s subsidiary is relatively new, unrated, or not of significant size, relative to the ceding company. Liabilities supported by the treaty guarantees, before consideration for any legally offsetting amounts due from the guaranteed party, totaled $826.9 million and $686.0 million as of December 31, 2013 and 2012, respectively, and are reflected on the Company’s consolidated balance sheets in future policy benefits. As of December 31, 2013 and 2012, the Company’s exposure related to treaty guarantees, net of assets held in trust, was $647.9 million and $463.5 million, respectively. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to borrowed securities provide additional security to third parties should a subsidiary fail to return the borrowed securities when due. As of December 31, 2013 and 2012, RGA’s obligation related to borrowed securities guarantees was $93.0 million and $87.5 million, respectively. There were no amounts guaranteed under financing arrangements as of December 31, 2013 and 2012. RGA has issued payment guarantees on behalf of two of its subsidiaries in the event the subsidiaries fail to make payment under their office lease obligations, the exposure of which was $8.3 million and $10.1 million as of December 31, 2013 and 2012, respectively.
In addition, the Company indemnifies its directors and officers pursuant to its charters and by-laws. Since this indemnity generally is not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under this indemnity in the future.
Off-Balance Sheet Arrangements
At December 31, 2013, the Company’s commitments to fund investments were $239.5 million in limited partnerships, $4.6 million in commercial mortgage loans, $22.0 million in private placement investments and $37.0 million in bank loans, including revolving credit agreements. At December 31, 2012, the Company’s commitments to fund investments were $176.7 million in limited partnerships, $22.2 million in commercial mortgage loans and $68.5 million in bank loans, including revolving credit agreements. The Company anticipates that the majority of its current commitments will be invested over the next five years; however, these commitments could become due any time at the request of the counterparties. Investments in limited partnerships and private placements are carried at cost or reported using the equity method and included in other invested assets in the consolidated balance sheets. Bank loans are carried at fair value and included in fixed maturities available-for-sale.
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
Additional sources of liquidity to meet unexpected cash outflows in excess of operating cash inflows and current cash and equivalents on hand include selling short-term investments or fixed maturity securities and drawing funds under a revolving credit facility, under which the Company had availability of $782.4 million as of December 31, 2013. The Company also has $599.1 million of funds available through collateralized borrowings from the Federal Home Loan Bank of Des Moines (“FHLB”).
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
Summary of Primary Sources and Uses of Liquidity and Capital
The Company's primary sources and uses of liquidity and capital are summarized as follows:

	For the years ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Sources:
Net cash provided by operating activities	$1,727,160	$1,974,527	$1,309,532
Proceeds from long-term debt issuance	398,492	400,000	397,788
Proceeds from redemption and remarketing of trust preferred securities	—	—	154,588
Excess tax benefits from share-based payment arrangement	3,125	416	4,933
Exercise of stock options, net	28,390	—	6,449
Change in securities sold under agreements to repurchase and cash
collateral for derivative positions	—	—	231,180
Cash provided by changes in universal life and other
investment type policies and contracts	—	92,667	225,302
Effect of exchange rate changes on cash	—	8,552	—
Total sources	2,157,167	2,476,162	2,329,772

Uses:
Net cash used in investing activities	1,335,101	1,967,996	905,781
Dividends to stockholders	77,642	61,945	44,229
Repurchase and repayment of collateral finance facility securities	119,255	—	130,798
Debt issuance costs	3,400	6,255	3,400
Principal payments and repurchase of long-term debt	—	—	200,000
Maturity of trust preferred securities	—	—	159,473
Purchases of treasury stock	269,204	6,924	380,345
Excess tax benefits from share-based payment arrangement	—	—	—
Exercise of stock options, net	—	3,087	—
Change in securities sold under agreements to repurchase and cash
collateral for derivative positions	73,338	132,933	—
Cash used for changes in universal life and other
investment type policies and contracts	568,381	—	—
Effect of exchange rate changes on cash	47,091	—	6,537
Total uses	2,493,412	2,179,140	1,830,563
Net increase (decrease) in cash and cash equivalents	$(336,245)	$297,022	$499,209

Cash Flows from Operations - The principal cash inflows from the Company’s insurance activities come from insurance premiums, annuity considerations and deposit funds. The principal cash outflows relate to the liabilities associated with various life and health insurance, annuity and disability products, operating expenses, income tax and interest on outstanding debt obligations. A primary liquidity concern with respect to these cash flows is the risk of early contractholder and policyholder withdrawal.

Cash Flows from Investments - The principal cash inflows from the Company’s investment activities come from repayments of principal on invested assets, proceeds from maturities of invested assets, sales of invested assets, settlements of freestanding derivatives and net investment income. The principal cash outflows relate to purchases of investments, issuances of policy loans and settlements of freestanding derivatives. The Company typically has a net cash outflow from investing activities because cash inflows from insurance operations are reinvested in accordance with its asset/liability management discipline to fund insurance liabilities. The Company closely monitors and manages these risks through its credit risk management process. The primary liquidity concerns with respect to these cash flows are the risk of default by debtors and market disruption.
Financing Cash Flows - The principal cash inflows from the Company’s financing activities come from issuances of RGA debt and equity securities, and deposit funds associated with universal life and other investment type policies and contracts. The principal cash outflows come from repayments of debt, payments of dividends to stockholders, purchases of treasury stock, and withdrawals associated with universal life and other investment type policies and contracts. A primary liquidity concern with respect to these cash flows is the risk of early contractholder and policyholder withdrawal.
Contractual Obligations
The following table displays the Company’s contractual obligations, including obligations arising from its reinsurance business (in millions):

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Future policy benefits(1)	$4,864.0	$(469.4)	$(906.5)	$(789.5)	$7,029.4
Interest-sensitive contract liabilities(2)	17,606.1	1,724.4	3,232.3	2,805.0	9,844.4
Long-term debt, including interest	4,616.5	127.3	255.7	530.4	3,703.1
Collateral financing, including interest(3)	847.6	12.6	74.7	110.5	649.8
Other policy claims and benefits	3,571.8	3,571.8	—	—	—
Operating leases	61.8	16.9	19.3	10.1	15.5
Limited partnerships	239.5	239.5	—	—	—
Payables for collateral received under derivative transactions	51.0	51.0	—	—	—
Other investment related commitments	65.0	65.0	—	—	—
Total	$31,923.3	$5,339.1	$2,675.5	$2,666.5	$21,242.2

(1)
Future policyholder benefits include liabilities related primarily to the Company’s reinsurance of life and health insurance products. Amounts presented in the table above represent the estimated obligations as they become due to ceding companies for benefits under such contracts, and also include future premiums, allowances and other amounts due to or from the ceding companies as the result of the Company’s assumptions of mortality, morbidity, policy lapse and surrender risk as appropriate to the respective product. Total payments may vary materially from prior years due to the assumption of new treaties or as a result of changes in projections of future experience. All estimated cash payments presented in the table above are undiscounted as to interest, net of estimated future premiums on policies currently in force and gross of any reinsurance recoverable. The sum of the undiscounted estimated cash flows shown for all years in the table is an obligation of $4,864.0 million compared to the discounted liability amount of $11,866.8 million included on the consolidated balance sheet, substantially all due to the effects of discounting the estimated cash flows in the balance sheet liability. The time value of money is not factored into the calculations in the table above. In addition, differences will arise due to changes in the projection of future benefit payments compared with those developed when the reserve was established. Expected premiums can exceed expected policy benefit payments and allowances due to the nature of the reinsurance treaties, which generally have increasing premium rates that exceed the increasing benefit payments.

(2)
Interest-sensitive contract liabilities include amounts related to the Company’s reinsurance of asset-intensive products, primarily deferred annuities and corporate-owned life insurance. Amounts presented in the table above represent the estimated obligations as they become due both to and from ceding companies relating to activity of the underlying policyholders. Amounts presented in the table above represent the estimated obligations under such contracts undiscounted as to interest, including assumptions related to surrenders, withdrawals, premium persistency, partial withdrawals, surrender charges, annuitizations, mortality, future interest credited rates and policy loan utilization. The sum of the obligations shown for all years in the table of $17,606.1 million exceeds the liability amount of $12,947.6 million included on the consolidated balance sheet principally due to the lack of discounting and accounting for separate account contracts.

(3)
Includes the Manor Re collateral financing arrangement that does not appear on the consolidated balance sheets due to a master netting agreement where the Company holds a term deposit note of equal value from the counterparty.

Excluded from the table above are net deferred income tax liabilities, unrecognized tax benefits, and accrued interest related to unrecognized tax benefits of $2,117.3 million, for which the Company cannot reliably determine the timing of payment. Current income tax payable is also excluded from the table.
The net funded status of the Company’s qualified and nonqualified pension and other postretirement liabilities included within other liabilities has been excluded from the amounts presented in the table above. As of December 31, 2013, the Company had a net unfunded balance of $82.4 million related to qualified and nonqualified pension and other postretirement liabilities. See Note 10 – “Employee Benefit Plans” in the Notes to Consolidated Financial Statements for information related to the Company’s obligations and funding requirements for pension and other post-employment benefits.

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
The Company’s asset-intensive products are primarily supported by investments in fixed maturity securities reflected on the Company’s consolidated balance sheets and under funds withheld arrangements with the ceding company. Investment guidelines are established to structure the investment portfolio based upon the type, duration and behavior of products in the liability portfolio so as to achieve targeted levels of profitability. The Company manages the asset-intensive business to provide a targeted spread between the interest rate earned on investments and the interest rate credited to the underlying interest-sensitive contract liabilities. The Company periodically reviews models projecting different interest rate scenarios and their effect on profitability. Certain of these asset-intensive agreements, primarily in the U.S. operating segment, are generally funded by fixed maturity securities that are withheld by the ceding company.
The Company’s liquidity position (cash and cash equivalents and short-term investments) was $1,063.0 million and $1,548.0 million at December 31, 2013 and 2012, respectively. The decrease in cash and cash equivalents in 2013 is primarily related to the timing and execution of the Company’s investment strategies. Cash and cash equivalents includes cash collateral received from derivative counterparties of $51.0 million and $136.4 million as of December 31, 2013 and 2012, respectively. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in other liabilities in the Company’s consolidated balance sheets. Liquidity needs are determined from valuation analyses conducted by operational units and are driven by product portfolios. Periodic evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.
The Company participates in a securities borrowing program whereby securities, which are not reflected on the Company’s consolidated balance sheets, are borrowed from a third party. The Company is required to maintain a minimum of 100% of the market value of the borrowed securities as collateral. The Company had borrowed securities with an amortized cost of $93.0 million and $87.5 million as of December 31, 2013 and 2012, respectively, which was equal to the market value in both periods. The borrowed securities are used to provide collateral under an affiliated reinsurance transaction.
The Company also participates in a repurchase/reverse repurchase program in which securities, reflected as investments on the Company’s consolidated balance sheets, are pledged to a third party. In return, the Company receives securities from the third party with an estimated fair value equal to a minimum of 100% of the securities pledged. The securities received are not reflected on the Company’s consolidated balance sheets. As of December 31, 2013 the Company had pledged securities with an amortized cost of $300.3 million and an estimated fair value of $310.8 million, in return the Company received securities with an estimated fair value of $344.2 million. As of December 31, 2012 the Company had pledged securities with an amortized cost of $290.2 million and an estimated fair value of $305.9 million, in return the Company received securities with an estimated fair value of $342.0 million. In addition to its security agreements with third parties, certain RGA’s subsidiaries have entered into intercompany securities lending agreements to more efficiently source securities for lending to third parties and to provide for more efficient regulatory capital management.
RGA Reinsurance is a member of the FHLB and holds $33.9 million of FHLB common stock, which is included in other invested assets on the Company’s consolidated balance sheets. Membership provides RGA Reinsurance access to borrowing arrangements with the FHLB ("advances") and funding agreements, discussed below. RGA Reinsurance did not have advances at December 31, 2013 and 2012. RGA Reinsurance's average outstanding balance of advances was $24.2 million and $6.1 million in 2013 and 2012, respectively. Interest on advances is reflected in interest expense on the Company’s consolidated statements of income.
In addition, RGA Reinsurance has also entered into funding agreements with the FHLB under guaranteed investment contracts whereby RGA Reinsurance has issued the funding agreements in exchange for cash and for which the FHLB has been granted a blanket lien on RGA Reinsurance’s commercial and residential mortgage-backed securities and commercial mortgage loans used to collateralize RGA Reinsurance’s obligations under the funding agreements. RGA Reinsurance maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreements represented by this blanket lien provide that upon any event of default by RGA Reinsurance, the FHLB’s recovery is limited to the amount of RGA Reinsurance’s liability under the outstanding funding agreements. The amount of the RGA Reinsurance’s liability for the funding agreements with the FHLB under guaranteed investment contracts was $597.1 million and $500.0 million at December 31, 2013 and 2012, respectively, which is included in interest sensitive contract liabilities on the Company's consolidated balance sheets. The advances on these agreements are collateralized primarily by commercial and residential mortgage-backed securities and commercial mortgage loans. The amount of collateral exceeds the liability and is dependent on the type of assets collateralizing the guaranteed investment contracts.
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
Portfolio Composition
The Company had total cash and invested assets of $33.4 billion and $34.2 billion at December 31, 2013 and 2012, respectively, as illustrated below (dollars in thousands):

	2013	2012
Fixed maturity securities, available-for-sale	$21,474,136	$22,291,614
Mortgage loans on real estate	2,486,680	2,300,587
Policy loans	1,244,469	1,278,175
Funds withheld at interest	5,771,467	5,594,182
Short-term investments	139,395	288,082
Other invested assets	1,324,960	1,159,543
Cash and cash equivalents	923,647	1,259,892
Total cash and invested assets	$33,364,754	$34,172,075
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

				Increase /(Decrease)
	2013	2012	2011	2013	2012
Average invested assets at amortized cost	$18,124,333	$16,555,144	$15,288,576	9.5%	8.3%
Net investment income	856,615	823,987	806,655	4.0%	2.1%
Investment yield (ratio of net investment income to average invested assets)	4.73%	4.98%	5.28%	(0.25)%	(0.30)%
Investment yield decreased in 2013 and 2012 due to lower yields upon reinvestment. The lower yields are due primarily to a lower interest rate environment on a historical basis.

Fixed Maturity and Equity Securities Available-for-Sale
See “Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for tables that provide the amortized cost, unrealized gains and losses, estimated fair value of fixed maturity and equity securities, and the other-than-temporary impairments in AOCI by sector as of December 31, 2013 and 2012.
The Company’s fixed maturity securities are invested primarily in corporate bonds, mortgage-and asset-backed securities, and U.S. and Canadian government securities. As of December 31, 2013 and 2012, approximately 93.7% and 94.2%, respectively, of the Company’s consolidated investment portfolio of fixed maturity securities were investment grade.
Important factors in the selection of investments include diversification, quality, yield, call protection and total rate of return potential. The relative importance of these factors is determined by market conditions and the underlying reinsurance liability and existing portfolio characteristics. The largest asset class in which fixed maturity securities were invested was in corporate securities, which represented approximately 56.4% of total fixed maturity securities at December 31, 2013, compared to 55.5% at December 31, 2012. See “Corporate Fixed Maturity Securities” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for tables showing the major industry types which comprise the corporate fixed maturity holdings at December 31, 2013 and 2012.
As of December 31, 2013, the Company’s investments in Canadian and Canadian provincial government securities represented 15.7% of the fair value of total fixed maturity securities compared to 18.2% of the fair value of total fixed maturity securities at December 31, 2012. These assets are primarily high quality, long duration provincial strips whose valuation is closely linked to the interest rate curve. The Company’s holdings in Canadian securities were one of the largest contributors to the decrease in net unrealized gain reported in the accumulated other comprehensive income reflected in the Company’s consolidated balance sheets. These assets are longer in duration and held primarily for asset/liability management to meet Canadian regulatory requirements. See “Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for tables showing the various sectors as of December 31, 2013 and 2012.
The creditworthiness of Greece, Ireland, Italy, Portugal and Spain, commonly referred to as “Europe’s peripheral region” and Cyprus is under ongoing stress and uncertainty due to high debt levels and economic weakness, although the situation in 2013 and 2012 appears more stable than previous years. The Company did not have material exposure to sovereign fixed maturity securities, which includes global government agencies, from Europe’s peripheral region and Cyprus as of December 31, 2013 and 2012. In addition, the Company did not purchase or sell credit protection, through credit default swaps, referenced to sovereign entities of Europe’s peripheral region and Cyprus.
The tables below show the Company’s exposure to fixed maturity and equity securities, based on the security’s country of issuance, from Europe’s peripheral region and Cyprus as of December 31, 2013 and 2012 (dollars in thousands):

December 31, 2013:	Amortized Cost	Estimated Fair Value	% of Total
Sovereign:
Ireland	$5,000	$4,574	3.1%
Spain	4,987	5,119	3.5
Total sovereign	9,987	9,693	6.6
Financial institutions:
Ireland	7,391	7,665	5.2
Italy	13,932	14,518	9.8
Spain	31,292	33,689	22.9
Total financial institutions	52,615	55,872	37.9
Other:
Ireland	42,514	43,596	29.6
Italy	8,795	9,354	6.4
Spain	26,392	28,770	19.5
Total other	77,701	81,720	55.5
Total	$140,303	$147,285	100.0%

December 31, 2012:	Amortized Cost	Estimated Fair Value	% of Total
Financial institutions:
Ireland	$4,093	$4,520	3.8%
Spain	38,422	39,920	33.7
Total financial institutions	42,515	44,440	37.5
Other:
Ireland	38,852	41,019	34.6
Italy	6,434	6,653	5.6
Spain	24,725	26,547	22.3
Total other	70,011	74,219	62.5
Total	$112,526	$118,659	100.0%
Improvement in European financial markets, as the governments of the European Union have demonstrated willingness to negotiate a solution to the region’s debt problems during 2013, has resulted in unrealized gains in both financial institutions and all other fixed maturity and equity securities held by the Company that were issued within the region with the exception of the Company's sovereign exposure to Ireland, which had fair values slightly below amortized cost.
The tables below show the Company’s exposure to sovereign fixed maturity securities originated in countries other than Europe’s peripheral region, included in “Other foreign government, supranational and foreign government-sponsored enterprises,” in Note 4 – “Investments,” as of December 31, 2013 and 2012 (dollars in thousands):

December 31, 2013:	Amortized Cost	Estimated Fair Value	% of Total
Australia	$420,682	$424,446	26.0%
Japan	299,745	304,488	18.7
United Kingdom	158,308	158,110	9.7
South Africa	81,231	79,788	5.0
New Zealand	70,185	68,961	4.2
Cayman Islands	53,561	56,344	3.5
South Korea	52,863	54,526	3.3
Germany	49,600	51,266	3.1
France	48,157	50,067	3.1
Other	377,973	381,694	23.4
Total	$1,612,305	$1,629,690	100.0%

December 31, 2012:	Amortized Cost	Estimated Fair Value	% of Total
Australia	$472,188	$483,629	30.9%
Japan	291,955	297,025	19.0
United Kingdom	130,792	139,826	8.9
Cayman Islands	69,172	77,912	5.0
South Africa	63,721	66,372	4.2
South Korea	52,613	55,563	3.5
Germany	51,413	54,602	3.5
New Zealand	53,593	54,092	3.5
France	45,342	48,761	3.1
Other	258,578	287,421	18.4
Total	$1,489,367	$1,565,203	100.0%
As of December 31, 2013, the Company’s investment in sovereign fixed maturity securities represented 7.6% of the fair value of total fixed maturity securities compared to 7.0% of the fair value of total fixed maturity securities at December 31, 2012. The Company typically invests in sovereign fixed maturity securities to help mitigate exposure to foreign currency fluctuations from liabilities denominated in the same currencies.
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
The quality of the Company’s available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity security portfolio, at December 31, 2013 and 2012 was as follows (dollars in thousands):

		December 31, 2013			December 31, 2012
NAIC Designation	Rating Agency Designation	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
1	AAA/AA/A	$12,868,061	$13,867,584	64.6%	$12,059,154	$14,300,571	64.2%
2	BBB	6,072,604	6,255,451	29.1	6,186,536	6,692,929	30.0
3	BB	725,733	740,465	3.4	694,349	712,712	3.2
4	B	387,687	400,775	1.9	444,996	444,035	2.0
5	CCC and lower	106,619	106,873	0.5	118,738	95,906	0.4
6	In or near default	110,030	102,988	0.5	55,659	45,461	0.2
	Total	$20,270,734	$21,474,136	100.0%	$19,559,432	$22,291,614	100.0%
The Company’s fixed maturity portfolio includes structured securities. The following table shows the types of structured securities the Company held at December 31, 2013 and 2012 (dollars in thousands):

	December 31, 2013		December 31, 2012
		Estimated Fair Value		Estimated Fair Value
	Amortized Cost		Amortized Cost
Residential mortgage-backed securities:
Agency	$567,113	$580,855	$497,918	$555,535
Non-agency	403,321	408,788	471,349	486,529
Total residential mortgage-backed securities	970,434	989,643	969,267	1,042,064
Commercial mortgage-backed securities	1,314,782	1,388,946	1,608,376	1,698,903
Asset-backed securities	891,751	894,832	700,455	691,555
Total	$3,176,967	$3,273,421	$3,278,098	$3,432,522
The residential mortgage-backed securities include agency-issued pass-through securities and collateralized mortgage obligations. A majority of the agency-issued pass-through securities are guaranteed or otherwise supported by the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, or the Government National Mortgage Association. The weighted average credit rating of residential mortgage-backed securities was “A+” at both December 31, 2013 and 2012. The principal risks inherent in holding mortgage-backed securities are prepayment and extension risks, which will affect the timing of when cash will be received and are dependent on the level of mortgage interest rates. Prepayment risk is the unexpected increase in principal payments from the expected, primarily as a result of owner refinancing. Extension risk relates to the unexpected slowdown in principal payments from the expected. In addition, non-agency mortgage-backed securities face credit risk should the borrower be unable to pay the contractual interest or principal on their obligation. The Company monitors its mortgage-backed securities to mitigate exposure to the cash flow uncertainties associated with these risks.
As of December 31, 2013 and 2012, the Company had exposure to commercial mortgage-backed securities with amortized costs totaling $1,702.2 million and $1,969.4 million, and estimated fair values of $1,784.2 million and $2,090.0 million. Those amounts include exposure to commercial mortgage-backed securities held directly in the Company’s investment portfolios of fixed maturity securities, as well as securities held by ceding companies that support the Company’s funds withheld at interest investment. The securities are highly rated with weighted average credit ratings of approximately “A+” at December 31, 2013 and 2012. Approximately 31.8% and 30.3% of commercial mortgage-backed securities, based on estimated fair value, were classified in the “AAA” category at December 31, 2013 and 2012, respectively. The decrease in the ratings was primarily attributable to the repositioning of assets to achieve target yields in underlying portfolios. The Company recorded $10.1 million, $14.2 million and $12.4 million of other-than-temporary impairments in its direct investments in commercial mortgage-backed securities for the years ended December 31, 2013, 2012 and 2011, respectively. The following tables summarize the Company’s commercial mortgage-backed securities by rating and underwriting year at December 31, 2013 and 2012 (dollars in thousands):

December 31, 2013:	AAA		AA		A
Underwriting Year	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
2006 & Prior	$249,757	$267,589	$163,831	$171,565	$125,939	$133,371
2007	147,160	157,539	32,962	35,786	54,440	59,787
2008	—	—	54,511	62,106	18,176	19,412
2009	1,669	1,753	7,165	7,771	—	—
2010	28,003	29,360	45,258	46,857	19,198	20,050
2011	15,037	15,327	20,957	22,233	9,825	10,382
2012	39,154	37,821	60,407	59,225	19,377	19,052
2013	60,534	58,738	164,397	162,896	8,301	8,139
Total	$541,314	$568,127	$549,488	$568,439	$255,256	$270,193

	BBB		Below Investment Grade		Total
Underwriting Year	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
2006 & Prior	$95,812	$98,568	$74,447	$78,917	$709,786	$750,010
2007	87,555	99,183	64,023	61,681	386,140	413,976
2008	—	—	3,168	5,035	75,855	86,553
2009	7,638	10,866	—	—	16,472	20,390
2010	—	—	—	—	92,459	96,267
2011	6,073	6,122	—	—	51,892	54,064
2012	17,474	17,085	—	—	136,412	133,183
2013	—	—	—	—	233,232	229,773
Total	$214,552	$231,824	$141,638	$145,633	$1,702,248	$1,784,216

December 31, 2012:	AAA		AA		A
Underwriting Year	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
2005 & Prior	$69,810	$75,706	$129,430	$141,189	$99,840	$103,112
2006	243,222	270,756	59,773	66,862	85,198	93,688
2007	182,456	201,131	32,810	37,542	69,266	77,657
2008	7,674	7,672	53,510	67,624	14,387	17,098
2009	1,655	1,820	17,399	19,483	3,463	5,599
2010	27,984	29,956	47,085	53,027	13,273	14,405
2011	15,748	16,411	16,069	18,184	40,546	42,726
2012	28,324	29,080	36,340	36,925	58,376	59,595
Total	$576,873	$632,532	$392,416	$440,836	$384,349	$413,880
	BBB		Below Investment Grade		Total
Underwriting Year	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
2005 & Prior	$110,887	$113,801	$42,838	$37,720	$452,805	$471,528
2006	83,565	84,689	67,131	65,645	538,889	581,640
2007	93,414	108,902	115,028	91,505	492,974	516,737
2008	—	—	22,416	17,386	97,987	109,780
2009	3,880	5,547	—	—	26,397	32,449
2010	—	—	—	—	88,342	97,388
2011	33,242	33,757	—	—	105,605	111,078
2012	43,346	43,811	—	—	166,386	169,411
Total	$368,334	$390,507	$247,413	$212,256	$1,969,385	$2,090,011
Asset-backed securities include credit card and automobile receivables, subprime mortgage-backed securities, home equity loans, manufactured housing bonds and collateralized debt obligations. The Company’s asset-backed securities are diversified by issuer and contain both floating and fixed rate securities and had weighted average credit ratings of "A+" and “AA-” at December 31, 2013 and 2012, respectively. The Company owns floating rate securities that represent approximately 14.0% and 15.0% of the total fixed maturity securities at December 31, 2013 and 2012, respectively. These investments have a higher degree of income variability than the other fixed income holdings in the portfolio due to the floating rate nature of the interest payments. The Company holds these investments to match specific floating rate liabilities primarily reflected in the consolidated balance sheets as collateral finance facility. In addition to the risks associated with floating rate securities, principal risks in holding asset-

backed securities are structural, credit and capital market risks. Structural risks include the securities’ cash flow priority in the capital structure and the inherent prepayment sensitivity of the underlying collateral. Credit risks include the adequacy and ability to realize proceeds from the collateral. Credit risks are mitigated by credit enhancements which include excess spread, over-collateralization and subordination. Capital market risks include general level of interest rates and the liquidity for these securities in the marketplace.
The Company monitors its fixed maturity and equity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, the length of time and the extent to which the market value has been below amortized cost, compliance with covenants, general market and industry sector conditions, current intent and ability to hold securities, and various other subjective factors. Based on management’s judgment, securities determined to have an other-than-temporary impairment in value are written down to fair value. See “Investments – Other-than-Temporary Impairment” in Note 2 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements for additional information. The Company recorded $19.8 million, $43.2 million and $41.3 million in other-than-temporary investment impairments in 2013, 2012 and 2011, respectively. The impairments in 2013, 2012 and 2011 were largely related to other-than-temporary impairments in Subprime/Alt-A/Other structured securities, primarily related to commercial mortgage-backed securities. In addition, other impairments in 2013, 2012 and 2011 are due to mortgage loan provisions and impairments on limited partnerships. There were no impairment losses on equity securities in 2013. The impairment losses on equity securities of $3.0 million in 2012 and $4.1 million in 2011 are primarily due to the decline in fair value of securities issued by European financial institutions. The impaired equity securities are hybrid securities that contain both debt and equity-like features. The table below summarizes other-than-temporary impairments for 2013, 2012 and 2011 (dollars in thousands):

	2013	2012	2011
Subprime / Alt-A / Other structured securities	$10,243	$15,342	$18,012
Corporate / Other fixed maturity securities	2,658	8,184	8,937
Equity securities	—	3,025	4,116
Other impairments (primarily mortgage loans and limited partnerships)	6,933	16,602	10,238
Total	$19,834	$43,153	$41,303
At December 31, 2013 and 2012, the Company had $324.6 million and $133.6 million, respectively, of gross unrealized losses related to its fixed maturity and equity securities. The distribution of the gross unrealized losses related to these securities is shown below:

	December 31, 2013	December 31, 2012
Sector:
Corporate securities	65.4%	30.4%
Canadian and Canada provincial governments	5.2	0.1
Residential mortgage-backed securities	5.8	2.8
Asset-backed securities	4.9	21.6
Commercial mortgage-backed securities	5.4	38.8
U.S. Government and agencies	1.5	—
State and political subdivisions	4.4	4.3
Other foreign government, supranational and foreign government-sponsored enterprises	7.4	2.0
Total	100.0%	100.0%
Industry:
Finance	20.3%	18.0%
Asset-backed	4.9	21.6
Industrial	34.4	9.0
Mortgage-backed	11.2	41.6
Government	18.5	6.4
Utility	10.7	3.4
Total	100.0%	100.0%
See “Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for a table that presents the total gross unrealized losses for fixed maturity securities and equity securities at December 31, 2013 and 2012, respectively, where the estimated fair value had declined and remained below amortized cost by less than 20% or more than 20%.
The Company’s determination of whether a decline in value is other-than-temporary includes analysis of the underlying credit and the extent and duration of a decline in value. The Company’s credit analysis of an investment includes determining whether the issuer is current on its contractual payments, evaluating whether it is probable that the Company will be able to collect all amounts due according to the contractual terms of the security and analyzing the overall ability of the Company to recover the amortized cost of the investment. In the Company’s impairment review process, the duration and severity of an unrealized loss position for equity securities are given greater weight and consideration given the lack of contractual cash flows and the deferability features of these securities. As of December 31, 2013 and 2012, there were immaterial gross unrealized losses on equity securities greater than 20 percent of the amortized cost for more than 12 months.
See “Purchased Credit Impaired Fixed Maturity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for tables that present information related to the Company’s purchases of credit impaired securities in 2013 and 2012.
See “Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for tables that present the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for fixed maturity and equity securities that have estimated fair values below amortized cost, by class and grade security, as well as the length of time the related market value has remained below amortized cost as of December 31, 2013 and 2012.
As of December 31, 2013 and 2012, respectively, the Company classified approximately 10.2% and 10.0% of its fixed maturity securities in the Level 3 category (refer to Note 6 – “Fair Value of Assets and Liabilities” in the Notes to Consolidated Financial Statements for additional information). These securities primarily consist of private placement corporate securities, bank loans, below investment grade commercial and residential mortgage-backed securities and subprime asset-backed securities with inactive trading markets.
See “Securities Borrowing and Other” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for information related to the Company’s securities borrowing program and its repurchase/reverse repurchase program.
Mortgage Loans on Real Estate
Mortgage loans represented approximately 7.5% and 6.7% of the Company’s cash and invested assets as of December 31, 2013 and 2012, respectively. As of December 31, 2013, all mortgages were U.S. based with approximately 84.3% invested in mortgages on commercial offices, industrial properties and retail locations. The Company’s largest mortgage loan is approximately $100.0 million but most mortgage loans range in size up to $20.0 million, with the average mortgage loan investment as of December 31, 2013 totaling approximately $7.6 million. The mortgage loan portfolio was diversified by geographic region and property type as discussed further under “Mortgage Loans on Real Estate” in Note 4 - “Investments” in the Notes to Consolidated Financial Statements.
Valuation allowances on mortgage loans are established based upon inherent losses expected by management to be realized in connection with future dispositions or settlement of mortgage loans, including foreclosures. The valuation allowances are established after management considers, among other things, the value of underlying collateral and payment capabilities of debtors. Any subsequent adjustments to the valuation allowances will be treated as investment gains or losses.
See “Mortgage Loans on Real Estate” in Note 4 - “Investments” in the Notes to Consolidated Financial Statements for information regarding for information regarding valuation allowances and impairments.
Policy Loans
Policy loans comprised approximately 3.7% of the Company’s cash and invested assets as of December 31, 2013 and 2012, substantially all of which are associated with one client. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. Because policy loans represent premature distributions of policy liabilities, they have the effect of reducing future disintermediation risk. In addition, the Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.
Funds Withheld at Interest
Funds withheld at interest comprised approximately 17.3% and 16.4% of the Company’s cash and invested assets as of December 31, 2013 and 2012, respectively. The majority of the Company’s funds withheld at interest balances are associated with its reinsurance of annuity contracts. The funds withheld receivable balance totaled $5.8 billion and $5.6 billion at December 31, 2013 and 2012, respectively, of which $4.1 billion and $3.9 billion at December 31, 2013 and 2012, respectively, were subject to the general accounting principles for Derivatives and Hedging related to embedded derivatives for both periods. Under these principles, the Company’s funds withheld receivable under certain reinsurance arrangements incorporate credit risk exposures that are unrelated or only partially related to the creditworthiness of the obligor and include an embedded derivative feature that is not clearly and closely related to the host contract. Therefore, the embedded derivative feature must be measured at fair value on the consolidated balance sheets and changes in fair value reported in income. See “Embedded Derivatives” in Note 2 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements for further discussion.
For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company, and are reflected as funds withheld at interest on the Company’s consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances with amounts owed by the ceding company. Interest accrues to these assets at rates defined by the treaty terms and the Company estimated the yields were approximately 9.68%, 6.97% and 6.87% for the years ended December 31, 2013, 2012 and 2011, respectively. Changes in these estimated yields are affected by changes in the fair value of equity options held in the funds withheld portfolio associated with EIAs. Additionally, under certain treaties the Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had an average rating of “A” at December 31, 2013 and 2012. Certain ceding companies maintain segregated portfolios for the benefit of the Company.
Based on data provided by ceding companies at December 31, 2013 and 2012, funds withheld at interest were approximately (dollars in thousands):

	December 31, 2013
Underlying Security Type:	Book Value	Estimated Fair Value	% of Total Estimated Fair Value
Segregated portfolios:
Investment grade corporate securities	$1,872,993	$1,977,383	43.9%
Below investment grade corporate securities	111,072	109,506	2.4
Structured securities	890,357	913,742	20.3
U.S. government and agency debentures	417,831	476,361	10.6
Derivatives(1)	109,262	109,262	2.4
Other	846,194	920,423	20.4
Total segregated portfolios	4,247,709	4,506,677	100.0%
Non-segregated portfolios	1,700,665	1,700,665
Embedded derivatives(2)	(176,907)	—
Total funds withheld at interest	$5,771,467	$6,207,342

	December 31, 2012
Underlying Security Type:	Book Value	Estimated Fair Value	% of Total Estimated Fair Value
Segregated portfolios:
Investment grade corporate securities	$1,898,188	$2,106,040	45.1%
Below investment grade corporate securities	133,385	133,817	2.9
Structured securities	844,818	880,962	18.9
U.S. government and agency debentures	375,612	505,617	10.8
Derivatives(1)	43,125	43,125	0.9
Other	851,475	1,002,007	21.4
Total segregated portfolios	4,146,603	4,671,568	100.0%
Non-segregated portfolios	1,690,756	1,690,756
Embedded derivatives(2)	(243,177)	—
Total funds withheld at interest	$5,594,182	$6,362,324

(1)	Derivatives primarily consist of S&P 500 options which are used to hedge liabilities and interest credited for EIAs reinsured by the Company.

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

Based on data provided by the ceding companies at December 31, 2013, the maturity distribution of the segregated portfolio portion of funds withheld at interest was approximately (dollars in thousands):

	December 31, 2013
Maturity	Book Value	Estimated Fair Value	% of Total Estimated Fair Value
Within one year	$137,320	$137,876	2.9%
More than one, less than five years	425,943	468,085	9.8
More than five, less than ten years	1,020,718	1,079,639	22.5
Ten years or more	2,952,768	3,110,116	64.8
Subtotal	4,536,749	4,795,716	100.0%
Less reverse repurchase agreements	(289,040)	(289,039)
Total all years	$4,247,709	$4,506,677
Other Invested Assets
Other invested assets include equity securities, limited partnership interests, joint ventures, structured loans, derivative contracts and contractholder-directed investments supporting unit-linked variable annuity type liabilities, which do not qualify as separate accounts. Other invested assets represented approximately 4.0% and 3.4% of the Company’s cash and invested assets as of December 31, 2013 and 2012, respectively. See “Other Invested Assets” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for a table that presents the carrying value of the Company’s other invested assets by type as of December 31, 2013 and 2012.
The Company recorded $4.8 million, $10.3 million and $4.1 million in other-than-temporary impairments on other invested assets in 2013, 2012 and 2011, respectively.
The Company has utilized derivative financial instruments to protect the Company against possible changes in the fair value of its investment portfolio as a result of interest rate changes, to hedge liabilities associated with the reinsurance of variable annuities with guaranteed living benefits and to manage the portfolio’s effective yield, maturity and duration. In addition, the Company has used derivative financial instruments to reduce the risk associated with fluctuations in foreign currency exchange rates. The Company uses both exchange-traded and customized over-the-counter derivative financial instruments. The Company’s use of derivative financial instruments historically has not been significant to its financial position.
See Note 5 – “Derivative Instruments” in the Notes to Consolidated Financial Statements for a table that presents the notional amounts and fair value of investment related derivative instruments held at December 31, 2013 and 2012.
The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value at the reporting date plus or minus any collateral posted or held by the Company. The Company had credit exposure related to its derivative contracts, excluding futures, of $9.7 million and $7.1 million at December 31, 2013 and 2012, respectively.
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
The Chief Risk Officer (“CRO”), aided by the Risk Management Steering Committee (“RMSC”), Business Unit Chief Risk Officers, Risk Management Officers and a dedicated ERM function, is responsible for ensuring, on an ongoing basis, that objectives of the ERM framework are met; this includes ensuring proper risk controls are in place, risks are effectively identified, assessed and managed, and key risks to which the Company is exposed are disclosed to appropriate stakeholders. For each Business Unit and key risk, a Risk Management Officer is assigned. A Risk Officer is also assigned to take overall responsibility of a specific risk across all markets to monitor and assess this risk consistently. In addition to this network of Risk Management Officers, the Company also has risk focused committees such as the Business Continuity and Information Governance Steering Committee, Consolidated Investment Committee, Derivatives Risk Oversight Committee, Asset and Liability Management Committee, Hedging Oversight Committee, Collateral and Liquidity Committee, and the Currency Risk Management Committee. These committees are comprised of various risk experts and have overlapping membership, enabling consistent and holistic management of risks. These committees report directly or indirectly to the RMSC. The RMSC, which includes senior management executives, including the Chief Executive Officer, the Chief Financial Officer ("CFO"), the Chief Operating Officer (“COO”) and the CRO, is the primary risk management oversight for the Company.
The RMSC approves both targets and limits for each material risk and reviews these limits annually. Exposure to these risks is calculated and presented to the RMSC at least quarterly. Any exception to established risk limits or waiver needs to be approved by the RMSC.
The CRO, reports regularly to the Finance, Investment and Risk Management (“FIRM”) Committee, a sub-committee of the board of directors responsible, among other duties, for overseeing the management of RGA’s ERM programs and policies. An extensive ERM report is presented to the FIRM quarterly. The report contains information on all risks as well as qualitative and quantitative assessments. A list of all breaches, exceptions and waivers is also included in the report. The board of directors has other committees, such as the Audit Committee, whose responsibilities include aspects of risk management. The CRO reports to the CFO and has direct access to the RGA board of directors, through the FIRM Committee.
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
The following table presents the account values, the weighted average interest-crediting rates and minimum guaranteed rate ranges for the contracts containing guaranteed rates by major class of interest-sensitive product as of December 31, 2013 and 2012 (dollars in thousands):

	Account value		Current weighted-average interest crediting rate		Minimum guaranteed rate ranges
Interest sensitive contract liability	2013	2012	2013	2012	2013	2012
Traditional individual fixed annuities	$5,457,947	$5,955,867	2.90%	2.94%	0.50 – 4.50%	0.50 – 4.50%
Equity-indexed annuities	4,753,635	4,827,592	4.76%	3.17%	1.00 – 3.00%	1.00 – 3.00%
Individual variable annuity contracts	5,766	5,714	2.42%	2.93%	0.33 – 3.15%	0.33 – 4.35%
Guaranteed investment contracts	597,324	500,056	1.52%	1.53%	0.00 – 4.50%	0.00 – 4.50%
Universal life – type policies	1,940,791	1,877,674	4.14%	4.36%	3.00 – 6.00%	3.00 – 6.00%

The following table presents the account values by each minimum guaranteed rate, rounded to the nearest percentage, by class of interest-sensitive product as of December 31, 2013 and 2012 (dollars in thousands):

	Account Value as of December 31, 2013
Interest sensitive contract liability	1%	2%	3%	4%	5%	6%	Total
Traditional individual fixed annuities	$195,326	$989,960	$3,689,776	$569,237	$13,648	$—	$5,457,947
Equity-indexed annuities	693,990	2,944,734	1,114,911	—	—	—	4,753,635
Individual variable annuity contracts	6	—	5,760	—	—	—	5,766
Guaranteed investment contracts	357,283	149,557	—	65,174	25,310	—	597,324
Universal life – type policies	—	—	46,347	1,809,329	60,359	24,756	1,940,791

	Account Value as of December 31, 2012
Interest sensitive contract liability	1%	2%	3%	4%	5%	6%	Total
Traditional individual fixed annuities	$266,300	$1,054,383	$3,962,683	$658,343	$14,158	$—	$5,955,867
Equity-indexed annuities	667,716	3,011,539	1,148,337	—	—	—	4,827,592
Individual variable annuity contracts	5	—	3,122	2,587	—	—	5,714
Guaranteed investment contracts	347,654	39,383	—	87,709	25,310	—	500,056
Universal life – type policies	—	—	45,153	1,745,870	61,160	25,491	1,877,674
The spread profits on the Company’s fixed annuity and interest-sensitive whole life, universal life (“UL”) and fixed portion of variable universal life (“VUL”) insurance policies are at risk if interest rates decline and remain relatively low for a period of time, which has generally been the case in recent years. Should interest rates remain at current levels, which are significantly lower than those existing prior to the declines of recent years, the average earned rate of return on the Company’s annuity and UL investment portfolios will continue to decline. Declining portfolio yields may cause the spreads between investment portfolio yields and the interest rate credited to contract holders to deteriorate as the Company’s ability to manage spreads can become limited by minimum guaranteed rates on annuity and UL policies. In 2013 and 2012, minimum guaranteed rates on non-variable annuity and UL policies generally ranged from 0.50% to 6.00%, with an average guaranteed rate of approximately 2.70%.
Interest rate spreads are managed for near term income through a combination of crediting rate actions and portfolio management. Certain annuity products contain crediting rates that reset annually, of which $2,813.5 million and $2,658.2 million of account balances are not subject to surrender charges, with 99.3% and 96.7% of these already at their minimum guaranteed rates as of December 31, 2013 and 2012, respectively. As such, certain management monitoring processes are designed to minimize the effect of sudden and/or sustained changes in interest rates on fair value, cash flows, and net interest income.
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
Interest rate sensitivity analysis is used to measure the Company’s interest rate price risk by computing estimated changes in fair value of fixed rate assets and liabilities in the event of a hypothetical 10% change (increase or decrease) in market interest rates. The Company does not have fixed rate instruments classified as trading securities. The Company’s projected loss in fair value of financial instruments in the event of a 10% unfavorable change in market interest rates at its fiscal years ended December 31, 2013 and 2012 was $485.3 million and $283.7 million, respectively.
The calculation of fair value is based on the net present value of estimated discounted cash flows expected over the life of the market risk sensitive instruments, using market prepayment assumptions and market rates of interest provided by independent broker quotations and other public sources, with adjustments made to reflect the shift in the treasury yield curve as appropriate.
Interest rate sensitivity analysis is also used to measure the Company’s interest rate cash flow risk by computing estimated changes in the cash flows expected in the near term attributable to floating rate assets and liabilities in the event of a range of assumed changes in market interest rates. This analysis assesses the risk of loss in cash flows in the near term in market risk sensitive floating rate instruments in the event of a hypothetical 10% change (increase or decrease) in market interest rates. The Company does not have variable rate instruments classified as trading securities. The Company’s projected decrease in cash flows in the near term associated with floating rate instruments in the event of a 10% unfavorable change in market interest rates at its fiscal years ended December 31, 2013 and 2012 was $8.1 and $5.2 million, respectively.

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
Variable Annuities
The Company reinsures variable annuities including those with guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”) and guaranteed minimum withdrawal benefits (“GMWB”). Strong equity markets, increases in interest rates and decreases in volatility will generally decrease the fair value of the liabilities underlying the benefits. Conversely, a decrease in the equity markets along with a decrease in interest rates and an increase in volatility will generally result in an increase in the fair value of the liabilities underlying the benefits, which has the effect of increasing reserves and lowering earnings. The Company maintains a customized dynamic hedging program that is designed to substantially mitigate the risks associated with income volatility around the change in reserves on guaranteed benefits, ignoring the Company’s own credit risk assessment. However, the hedge positions may not fully offset the changes in the carrying value of the guarantees due to, among other things, time lags, high levels of volatility in the equity and derivative markets, extreme swings in interest rates, unexpected contract holder behavior, and divergence between the performance of the underlying funds and hedging indices. These factors, individually or collectively, may have a material adverse effect on the Company’s net income, financial condition or liquidity. The table below provides a summary of variable annuity account values and the fair value of the guaranteed benefits as of December 31, 2013 and 2012.

	December 31,
(dollars in millions)	2013	2012
No guarantee minimum benefits	$961	$948
GMDB only	86	79
GMIB only	6	6
GMAB only	52	54
GMWB only	1,752	1,662
GMDB / WB	467	455
Other	31	31
Total variable annuity account values	$3,355	$3,235
Fair value of liabilities associated with living benefit riders	$30	$172
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
The creditworthiness of Europe’s peripheral region is under ongoing stress and uncertainty due to high debt levels and economic weakness. The Company does not have material exposure to sovereign fixed maturity securities, which includes global government agencies, from Europe’s peripheral region and Cyprus. However, the Company does have exposure to non-sovereign fixed maturity and equity securities issued from Europe’s peripheral region. The Company increased its exposure to fixed maturity and equity securities in Europe’s peripheral region and Cyprus from an estimated fair value of $118.7 million at December 31, 2012 to $147.3 million as of December 31, 2013, primarily due to sovereign security investments in Ireland and Spain. The Company believes it has adequately evaluated and is appropriately managing this additional risk. See “Investments” above for additional information on the Company’s exposure related to investment securities.
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
Generally, RGA’s insurance subsidiaries retrocede amounts in excess of their retention to RGA Reinsurance, Parkway Re, RGA Barbados, RGA Americas, Rockwood Re, Manor Re, RGA Worldwide or RGA Atlantic. External retrocessions are arranged through the Company’s retrocession pools for amounts in excess of its retention. As of December 31, 2013, all retrocession pool members in this excess retention pool rated by the A.M. Best Company were rated “A-” or better. A rating of “A-” is the fourth highest rating out of fifteen possible ratings. For a majority of the retrocessionaires that were not rated, letters of credit or trust assets have been given as additional security. In addition, the Company performs annual financial and in force reviews of its retrocessionaires to evaluate financial stability and performance.
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
Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
	(Dollars in thousands, except share data)
Assets
Fixed maturity securities:
Available-for-sale at fair value (amortized cost of $20,270,734 and $19,559,432)	$21,474,136	$22,291,614
Mortgage loans on real estate (net of allowances of $10,106 and $11,580)	2,486,680	2,300,587
Policy loans	1,244,469	1,278,175
Funds withheld at interest	5,771,467	5,594,182
Short-term investments	139,395	288,082
Other invested assets	1,324,960	1,159,543
Total investments	32,441,107	32,912,183
Cash and cash equivalents	923,647	1,259,892
Accrued investment income	267,908	201,344
Premiums receivable and other reinsurance balances	1,439,528	1,356,087
Reinsurance ceded receivables	594,515	620,901
Deferred policy acquisition costs	3,517,796	3,619,274
Other assets	489,972	390,757
Total assets	$39,674,473	$40,360,438
Liabilities and Stockholders’ Equity
Future policy benefits	$11,866,776	$11,372,856
Interest-sensitive contract liabilities	12,947,557	13,353,502
Other policy claims and benefits	3,571,761	3,160,250
Other reinsurance balances	275,138	233,630
Deferred income taxes	1,837,577	2,120,501
Other liabilities	541,035	742,249
Long-term debt	2,214,350	1,815,253
Collateral finance facility	484,752	652,010
Total liabilities	33,738,946	33,450,251
Commitments and contingent liabilities (See Note 12)
Stockholders’ Equity:
Preferred stock (par value $.01 per share; 10,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.01 per share; 140,000,000 shares authorized; shares issued: 79,137,758 at December 31, 2013 and 2012)	791	791
Additional paid-in-capital	1,777,906	1,755,421
Retained earnings	3,659,938	3,357,255
Treasury stock, at cost - 8,369,540 and 5,210,427 shares	(508,715)	(312,182)
Accumulated other comprehensive income	1,005,607	2,108,902
Total stockholders’ equity	5,935,527	6,910,187
Total liabilities and stockholders’ equity	$39,674,473	$40,360,438
See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
	2013	2012	2011
Revenues	(Dollars in thousands, except per share data)
Net premiums	$8,254,027	$7,906,596	$7,335,687
Investment income, net of related expenses	1,699,865	1,436,206	1,281,197
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(12,654)	(15,908)	(30,873)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	(247)	(7,618)	3,924
Other investment related gains (losses), net	76,891	277,662	(9,107)
Total investment related gains (losses), net	63,990	254,136	(36,056)
Other revenues	300,471	243,973	248,710
Total revenues	10,318,353	9,840,911	8,829,538
Benefits and expenses
Claims and other policy benefits	7,304,332	6,665,999	6,225,183
Interest credited	476,514	379,915	316,394
Policy acquisition costs and other insurance expenses	1,300,780	1,306,470	990,021
Other operating expenses	466,717	451,759	419,340
Interest expense	124,307	105,348	102,638
Collateral finance facility expense	10,449	12,197	12,391
Total benefits and expenses	9,683,099	8,921,688	8,065,967
Income before income taxes	635,254	919,223	763,571
Provision for income taxes	216,417	287,330	217,526
Net income	$418,837	$631,893	$546,045
Earnings per share
Basic earnings per share	$5.82	$8.57	$7.42
Diluted earnings per share	5.78	8.52	7.37
Dividends declared per share	$1.08	$0.84	$0.60
See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	2013	2012	2011
Comprehensive income (loss)
Net Income	$418,837	$631,893	$546,045
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	(60,392)	37,680	(25,500)
Change in net unrealized gain on investments	(1,060,308)	451,905	769,105
Change in other-than-temporary impairment losses on fixed maturity securities	2,896	6,434	(1,236)
Changes in pension and other postretirement plan adjustments	14,509	(5,270)	(16,400)
Total other comprehensive income (loss), net of tax	(1,103,295)	490,749	725,969
Total comprehensive income (loss)	$(684,458)	$1,122,642	$1,272,014
See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock	Warrants	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2011	$734	$66,912	$1,478,398	$2,327,473	$(295)	$892,184	$4,765,406
Net income				546,045			546,045
Total other comprehensive income (loss)						725,969	725,969
Dividends to stockholders				(44,229)			(44,229)
Common stock issuance	2						2
Warrant redemption	55	(66,912)	221,442				154,585
Purchase of treasury stock					(380,345)		(380,345)
Reissuance of treasury stock			27,934	(10,860)	34,191		51,265
Balance, December 31, 2011	791	—	1,727,774	2,818,429	(346,449)	1,618,153	5,818,698
Net income				631,893			631,893
Total other comprehensive income (loss)						490,749	490,749
Dividends to stockholders				(61,945)			(61,945)
Purchase of treasury stock					(6,924)		(6,924)
Reissuance of treasury stock			27,647	(31,122)	41,191		37,716
Balance, December 31, 2012	791	—	1,755,421	3,357,255	(312,182)	2,108,902	6,910,187
Net income				418,837			418,837
Total other comprehensive income (loss)						(1,103,295)	(1,103,295)
Dividends to stockholders				(77,642)			(77,642)
Purchase of treasury stock					(269,204)		(269,204)
Reissuance of treasury stock			22,485	(38,512)	72,671		56,644
Balance, December 31, 2013	$791	$—	$1,777,906	$3,659,938	$(508,715)	$1,005,607	$5,935,527
See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Cash flows from operating activities
Net income	$418,837	$631,893	$546,045
Adjustments to reconcile net income to net cash provided by operating activities:
Change in operating assets and liabilities:
Accrued investment income	(69,875)	(12,088)	(17,426)
Premiums receivable and other reinsurance balances	(106,136)	(285,193)	(83,650)
Deferred policy acquisition costs	58,313	(65,050)	(241,903)
Reinsurance ceded receivables	62,058	5,293	143,505
Future policy benefits, other policy claims and benefits, and other reinsurance balances	1,429,697	1,792,207	970,685
Deferred income taxes	230,778	198,112	168,994
Other assets and other liabilities, net	(186,978)	(37,831)	(104,423)
Amortization of net investment premiums, discounts and other	(95,547)	(83,787)	(172,688)
Investment related (gains) losses, net	(63,990)	(254,136)	36,056
Gain on repurchase of collateral finance facility securities	(46,506)	—	(65,565)
Excess tax benefits from share-based payment arrangement	(3,125)	(416)	(4,933)
Other, net	99,634	85,523	134,835
Net cash provided by operating activities	1,727,160	1,974,527	1,309,532
Cash flows from investing activities
Sales of fixed maturity securities available-for-sale	3,629,378	5,465,014	3,165,479
Maturities of fixed maturity securities available-for-sale	155,237	145,423	218,696
Purchases of fixed maturity securities available-for-sale	(4,766,275)	(6,818,378)	(4,011,985)
Cash invested in mortgage loans	(613,413)	(491,466)	(209,194)
Cash invested in policy loans	(18)	(58,240)	(61,073)
Cash invested in funds withheld at interest	(90,707)	(107,289)	(37,721)
Principal payments on mortgage loans on real estate	391,654	173,962	92,806
Principal payments on policy loans	33,724	40,466	29,091
Purchase of a business, net of cash acquired of $9,709	(2,805)	—	—
Change in short-term investments	138,024	(101,214)	30,408
Change in other invested assets	(209,900)	(216,274)	(122,288)
Net cash used in investing activities	(1,335,101)	(1,967,996)	(905,781)
Cash flows from financing activities
Dividends to stockholders	(77,642)	(61,945)	(44,229)
Repurchase and repayment of collateral finance facility securities	(119,255)	—	(130,798)
Proceeds from long-term debt issuance	398,492	400,000	397,788
Debt issuance costs	(3,400)	(6,255)	(3,400)
Principal payments and repurchase of long-term debt	—	—	(200,000)
Proceeds from redemption and remarketing of trust preferred securities	—	—	154,588
Maturity of trust preferred securities	—	—	(159,473)
Purchases of treasury stock	(269,204)	(6,924)	(380,345)
Excess tax benefits from share-based payment arrangement	3,125	416	4,933
Exercise of stock options, net	28,390	(3,087)	6,449
Change in cash collateral for derivative positions and other arrangements	(73,338)	(132,933)	231,180
Deposits on universal life and other investment type policies and contracts	201,957	457,711	367,771
Withdrawals on universal life and other investment type policies and contracts	(770,338)	(365,044)	(142,469)
Net cash (used in) provided by financing activities	(681,213)	281,939	101,995
Effect of exchange rate changes on cash	(47,091)	8,552	(6,537)
Change in cash and cash equivalents	(336,245)	297,022	499,209
Cash and cash equivalents, beginning of period	1,259,892	962,870	463,661
Cash and cash equivalents, end of period	$923,647	$1,259,892	$962,870
Supplementary information:
Cash paid for interest	$116,809	$100,984	$100,733
Cash paid for income taxes, net of refunds	$110,773	$97,000	$129,009
Business purchase information - see Note 2 - "Summary of Significant Accounting Policies"
Non-cash supplementary information - see Note 4 - “Investments”
See accompanying notes to consolidated financial statements.

Reinsurance Group of America, Incorporated
Notes to consolidated financial statements
For the years ended December 31, 2013, 2012 and 2011
Note 1   BUSINESS AND BASIS OF PRESENTATION
Reinsurance Group of America, Incorporated (“RGA”) is an insurance holding company that was formed on December 31, 1992. The consolidated financial statements include the assets, liabilities, and results of operations of RGA, RGA Reinsurance Company (“RGA Reinsurance”), Reinsurance Company of Missouri, Incorporated (“RCM”), RGA Reinsurance Company (Barbados) Ltd. (“RGA Barbados”), RGA Americas Reinsurance Company, Ltd. (“RGA Americas”), RGA Atlantic Reinsurance Company, Ltd. (“RGA Atlantic”), RGA Life Reinsurance Company of Canada (“RGA Canada”), RGA Reinsurance Company of Australia, Limited (“RGA Australia”) and RGA International Reinsurance Company (“RGA International”) as well as other subsidiaries, all of which are wholly owned (collectively, the “Company”).
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
The accompanying consolidated financial statements include the accounts of RGA and its subsidiaries, all of which are wholly owned, and any variable interest entities where the Company is the primary beneficiary. Entities in which the Company has significant influence over the operating and financing decisions but are not required to be consolidated are reported under the equity method of accounting. The Company evaluates variable interest entities in accordance with the general accounting principles for Consolidation. Intercompany balances and transactions have been eliminated.
There were no subsequent events, other than as disclosed in Note 20 - "Subsequent Event", that would require disclosure or adjustments to the accompanying consolidated financial statements through the date the consolidated financial statements were issued.
Reclassification
Certain amounts in prior years have been reclassified to conform to the current year presentation.
Note 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
A mortgage loan is considered to be impaired when, based on the current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the mortgage agreement. Valuation allowances on mortgage loans are established based upon inherent losses expected by management to be realized in connection with future dispositions or settlement of mortgage loans, including foreclosures. The Company establishes valuation allowances for estimated impairments on an individual loan basis as of the balance sheet date. Such valuation allowances are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate, the value of the loan’s collateral if the loan is in the process of foreclosure or otherwise collateral dependent, or the loan’s market value if the loan is being sold. Non-specific valuation allowances are established for mortgage loans based upon several loan factors, including the Company’s historical experience for loan losses, defaults and loss severity, loss expectations for loans with similar risk characteristics and industry statistics. These evaluations are revised as conditions change and new information becomes available. In addition to historical experience, management considers qualitative factors that include the impact of changing macro economic conditions, which may not be currently reflected in the loan portfolio performance, and the quality of the loan portfolio per internal credit quality ratings. Any interest accrued or received on the net carrying amount of the impaired loan will be included in investment income or applied to the principal of the loan, depending on the assessment of the collectability of the loan. Mortgage loans deemed to be uncollectible or that have been foreclosed are charged off against the valuation allowances and subsequent recoveries, if any, are credited to the valuation allowances. Changes in valuation allowances are reported in investment related gains (losses), net on the consolidated statements of income.
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
Funds Withheld at Interest
Funds withheld at interest represent amounts contractually withheld by ceding companies in accordance with reinsurance agreements. For agreements written on a modified coinsurance basis and agreements written on a coinsurance funds withheld basis, assets which support the net statutory reserves are withheld and legally owned by the ceding company. Interest, recorded in investment income in the consolidated statements of income, accrues to these assets at calculated rates as defined by the treaty terms.

Short-term Investments
Short-term investments represent investments with remaining maturities greater than three months but less than twelve months, at the date of purchase, and are stated at estimated fair value or amortized cost, which approximates estimated fair value. Interest on short-term investments is recorded in investment income in the consolidated statements of income.
Other Invested Assets
In addition to derivative contracts discussed below, other invested assets include equity securities, contractholder-directed investments, limited partnership interests, real estate joint ventures, real estate-held-for-investment and structured loans. Equity securities are primarily carried at fair value. The fair value option ("FVO") was elected for contractholder-directed investments supporting unit-linked variable annuity type liabilities which do not qualify for presentation and reporting as separate accounts. Changes in estimated fair value of these securities are included in investment related gains (losses), net. Limited partnership interests and structured loans are primarily carried at cost. Based on the nature and structure of these investments, they do not meet the characteristics of an equity security in accordance with applicable accounting standards. Real estate joint ventures and certain limited partnerships are reported using the equity method of accounting.
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
The Company reviews all securities on a case-by-case basis to determine whether an other-than-temporary decline in value exists and whether losses should be recognized. The Company considers relevant facts and circumstances in evaluating whether a credit or interest rate-related impairment of a security is other-than-temporary. Relevant facts and circumstances considered include: (1)the extent and length of time the fair value has been below cost; (2) the reasons for the decline in fair value; (3) the issuers financial position and access to capital; and (4) for fixed maturity securities, the Company’s intent to sell a security or whether it is more likely than not it will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity and for equity securities, the Company’s ability and intent to hold the security for a period of time that allows for the recovery in value. To the extent the Company determines that a security is deemed to be other-than-temporarily impaired, an impairment loss is recognized.
Impairment losses on equity securities are reported in investment related gains (losses), net on the consolidated statements of income. Impairment losses on fixed maturity securities recognized in the financial statements are dependent on the facts and circumstances related to the specific security. If the Company intends to sell a security or it is more likely than not that it would be required to sell a security before the recovery of its amortized cost, less any recorded credit loss, it recognizes an other-than-temporary impairment in investment related gains (losses), net on the consolidated statements of income for the difference between amortized cost and fair value. If neither of these two conditions exists then the recognition of the other-than-temporary impairment is bifurcated and the Company recognizes the credit loss portion in investment related gains (losses), net and the non-credit loss portion in AOCI.
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
The Company considers its cost method investments for other-than-temporary impairment when the carrying value of these investments exceeds the net asset value. The Company takes into consideration the severity and duration of this excess when deciding if the cost method investment is other-than-temporarily impaired. For equity method investments (including real estate ventures), the Company considers financial and other information provided by the investee, other known information and inherent risks in the underlying investments, as well as future capital commitments, in determining whether an impairment has occurred.
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
Premiums Receivable
Premiums are accrued when due and in accordance with information received from the ceding company. When the Company enters into a new reinsurance agreement, it records accruals based on the terms of the reinsurance treaty. Similarly, when a ceding company fails to report information on a timely basis, the Company records accruals based on the terms of the reinsurance treaty as well as historical experience. Other management estimates include adjustments for increased in force on existing treaties, lapsed premiums given historical experience, the financial health of specific ceding companies, collateral value and the legal right of offset on related amounts (i.e. allowances and claims) owed to the ceding company. Under the legal right of offset provisions in its reinsurance treaties, the Company can withhold payments for allowances and claims from unpaid premiums. Based on its review of these factors and historical experience, the Company did not believe a provision for doubtful accounts was necessary as of December 31, 2013 or 2012.
Deferred Policy Acquisition Costs
Costs of acquiring new business, which vary with and are directly related to the production of new business, have been deferred to the extent that such costs are deemed recoverable from future premiums or gross profits. Such costs include commissions and allowances as well as certain costs of policy issuance and underwriting. Non-commission costs related to the acquisition of new and renewal insurance contracts may be deferred only if they meet the following criteria:

•	Incremental direct costs of a successful contract acquisition

•	Portions of employees’ salaries and benefits directly related to time spent performing specified acquisition activities for a contract that has been acquired or renewed

•	Other costs directly related to the specified acquisition or renewal activities that would not have been incurred had that acquisition contract transaction not occurred
The Company tests the recoverability for each year of business at issue before establishing additional deferred acquisition costs (“DAC”). The Company also performs annual tests to establish that DAC are expected to remain recoverable, and if financial performance significantly deteriorates to the point where a deficiency exists, a cumulative charge to current operations will be recorded. No such adjustments related to DAC recoverability were made in 2013, 2012 or 2011.
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
DAC related to interest-sensitive life and investment-type policies are amortized over the lives of the policies, in proportion to the gross profits realized from mortality, investment income less interest credited, and expense margins.
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
Goodwill and Value of Business Acquired
Goodwill, reported in other assets, is not amortized into results of operations, but instead is reviewed at least annually for impairment and written down only in the periods in which the recorded value of goodwill exceeds its fair value. Goodwill as of December 31, 2013 and 2012 totaled $7.0 million. The value of business acquired (“VOBA”) is amortized in proportion to the ratio of annual premium revenues to total anticipated premium revenues or in relation to the present value of estimated profits. Anticipated premium revenues have been estimated using assumptions consistent with those used in estimating reserves for future policy benefits. The carrying value is reviewed at least annually for indicators of impairment in value. The VOBA was approximately $5.5 million and $0.6 million, including accumulated amortization of $13.0 million and $24.8 million, as of December 31, 2013 and 2012, respectively. The VOBA amortization expense for the years ended December 31, 2013, 2012 and 2011 was $0.3 million, $0.2 million, and $0.2 million, respectively. These amortized balances are included in other assets on the consolidated balance sheets. Future amortization of the VOBA is not material.
The increase in the VOBA balance as of December 31, 2013 is related to acquisition of Leidsche Verzekeringen Maatschappij N.V. On August 13, 2013, the Company completed its acquisition of the Dutch life insurance company for a total purchase price of $12.5 million. The purchase price was allocated to $147.3 million of assets and $134.8 million of liabilities at the date of acquisition. The purchased life insurance company primarily sells term life and unit-linked variable annuity policies. The acquisition will allow the Company to better pursue additional reinsurance opportunities in the Dutch market.
Value of Distribution Agreements and Customer Relationships Acquired
Value of distribution agreements (“VODA”) is reported in other assets and represents the present value of future profits associated with the expected future business derived from the distribution agreements. Value of customer relationships acquired (“VOCRA”) is also reported in other assets and represents the present value of the expected future profits associated with the expected future business acquired through existing customers of the acquired company or business. The Company’s VODA and VOCRA are related to the acquisition of Reliastar Life Insurance Company’s U.S. and Canadian group life, accident and health reinsurance business in 2010. The VODA is amortized over a useful life of 15 years and the VOCRA is also amortized over a 15 year period in proportion to expected revenues generated. Such amortization is included in policy acquisition costs and other insurance expenses. Each year the Company reviews VODA and VOCRA to determine the recoverability of these balances. VODA and VOCRA totaled approximately $85.8 million and $95.9 million, including accumulated amortization of $34.9 million and $24.8 million, as of December 31, 2013 and 2012, respectively. The VODA and VOCRA amortization expense for the years ended December 31, 2013, 2012 and 2011 was $10.1 million, $10.5 million and $10.9 million, respectively. Amortization of the VODA and VOCRA is estimated to be $9.5 million, $9.4 million, $9.0 million, $8.7 million and $8.3 million during 2014, 2015, 2016, 2017 and 2018, respectively.
Other Assets
In addition to the goodwill, VOBA, VODA and VOCRA, other assets primarily includes unamortized debt issuance costs, corporate-owned life insurance, capitalized software, and other capitalized assets. Capitalized software is stated at cost, less accumulated amortization. Purchased software costs, as well as internal and external costs incurred to develop internal-use computer software during the application development stage, are capitalized. As of December 31, 2013 and 2012, the Company had unamortized computer software costs of approximately $49.6 million and $43.2 million, respectively. During 2013, 2012 and 2011, the Company amortized computer software costs of $6.9 million, $6.5 million, and $4.3 million, respectively. Amortization of software costs is recorded on a straight-line basis over periods ranging from three to ten years. Carrying values are reviewed periodically for indicators of impairment in value.
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

Liabilities for future benefits on longevity business are established in an amount adequate to meet the estimated future obligations on policies in force. Liabilities for future benefits related to the longevity business have been calculated using expected mortality, investment yields, and other assumptions. These assumptions include a margin for adverse deviation and vary with the characteristics of the plan of insurance, year of issue, age of insured, and other appropriate factors. The mortality assumptions are based on the Company’s experience as well as industry experience and standards. A deferred profit liability is established when the gross premium exceeds the net premium.
The Company periodically reviews actual and anticipated experience compared to the assumptions used to establish policy benefits. The Company establishes premium deficiency reserves if actual and anticipated experience indicates that existing policy liabilities together with the present value of future gross premiums will not be sufficient to cover the present value of future benefits, settlement and maintenance costs and to recover unamortized acquisition costs. Anticipated investment income is considered in the calculation of premium deficiency losses for short duration contracts. The premium deficiency reserve is established by a charge to income, as well as a reduction in unamortized acquisition costs and, to the extent there are no unamortized acquisition costs, an increase in future policy benefits.
The reserving process includes normal periodic reviews of assumptions used and adjustments of reserves to incorporate the refinement of the assumptions. Any such adjustments relate only to policies assumed in recent periods and the adjustments are reflected by a cumulative charge or credit to current operations.
The Company reinsures disability products in various markets. Liabilities for future benefits on disability policies’ active lives are established in an amount adequate to meet the estimated future obligations on policies in force. These reserves are the amounts which, with the additional premiums to be received and interest thereon compounded annually at certain assumed rates, are calculated to be sufficient to meet the various policy and contract obligations as they mature.
The Company establishes future policy benefits for guaranteed minimum death benefits (“GMDB”) relating to the reinsurance of certain variable annuity contracts by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess proportionally over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to claims and other policy benefits, if actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used in estimating the GMDB liabilities are consistent with those used for amortizing DAC, and are thus subject to the same variability and risk. The Company’s GMDB liabilities at December 31, 2013 and 2012 were not material.
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
Other Policy Claims and Benefits
Claims payable for incurred but not reported losses are determined using case-basis estimates and lag studies of past experience. The time lag from the date of the claim or death to when the ceding company reports the claim to the Company can vary significantly by ceding company, business segment and product type, but generally averages around 3.0 months. Incurred but not reported claims are estimates on an undiscounted basis, using actuarial estimates of historical claims expense, adjusted for current trends and conditions. These estimates are continually reviewed and the ultimate liability may vary significantly from the amount recognized, which are reflected in claims and other policy benefits in the consolidated statements of income in the period in which they are determined.
Other Liabilities
Other liabilities primarily include investments in transit, separate accounts, employee benefits and current federal income taxes payable.
Income Taxes
RGA and its eligible subsidiaries file a consolidated federal income tax return. The U.S. consolidated tax return includes the operations of RGA, RGA Americas, RGA Reinsurance, RGA Barbados, RGA Technology Partners, Inc., RCM, Timberlake Reinsurance Company II (“Timberlake Re”), Reinsurance Partners, Inc., RGA Worldwide Reinsurance Company, Ltd. (“RGA Worldwide”), Rockwood Reinsurance Company (“Rockwood Re”), Parkway Reinsurance Company (“Parkway Re”), Castlewood Reinsurance Company (“Castlewood Re”) and RGA Capital LLC. The Company’s Australian, certain Barbadian, Bermudian, Canadian, South African, Indian, Irish, Singaporean, Brazilian, United Arab Emirates, Dutch and United Kingdom subsidiaries are taxed under applicable local statutes.
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
The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the tax law in the applicable tax jurisdiction. The Company has deferred tax assets related to net operating and capital losses. The Company has projected its ability to utilize its U.S. and foreign net operating losses and has determined that all of the U.S. losses are expected to be utilized prior to their expiration and established a valuation allowance on the portion of the foreign deferred tax assets the Company believes more likely than not that deferred income tax assets will not be realized.
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
Collateral Finance Facility
Collateral finance facility represents financing transactions to fund collateral requirements for regulatory reserves on specified insurance policies reinsured by the Company’s regulated subsidiaries. The cost of the facility is reflected in collateral finance facility expense. See Note 14 - "Collateral Finance Facility" for additional information.
Foreign Currency Translation
The translation of the foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using weighted-average exchange rates during each year. Gains or losses, net of applicable deferred income taxes, resulting from such translation are included in accumulated currency translation adjustments, in AOCI on the consolidated balance sheets until the underlying functional currency operation is sold or substantially liquidated. The Company’s material functional currencies are the U.S. dollar, Canadian dollar, British pound, Australian dollar, Japanese yen, Korean won, Euro and South African rand.
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
For certain reinsurance transactions involving in force blocks of business, the ceding company pays a premium equal to the initial required reserve (future policy benefit). In such transactions, for income statement presentation, the Company nets the expense associated with the establishment of the reserve on the consolidated balance sheets against the premiums from the transaction.
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
Equity Based Compensation
The Company expenses the fair value of stock awards included in its incentive compensation plans. As of the date stock awards are approved, the fair value of stock options is determined using a Black-Scholes options valuation methodology, and the fair value of other stock awards is based upon the market value of the stock. The fair value of the awards is expensed over the performance or service period, which generally corresponds to the vesting period, and is recognized as an increase to additional paid-in-capital in stockholders’ equity. Stock-based compensation expense is reflected in other operating expenses in the consolidated statements of income.
Earnings Per Share
Basic earnings per share exclude any dilutive effects of any outstanding options. Diluted earnings per share include the dilutive effects assuming outstanding stock options were exercised.
New Accounting Pronouncements
Changes to the general accounting principles are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates to the FASB Accounting Standards CodificationTM. Accounting standards updates not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s consolidated financial statements.
Adoption of New Accounting Standards
Basis of Presentation
In December 2011, the FASB amended the general accounting principles for Balance Sheet as it relates to the disclosures about offsetting assets and liabilities. The amendment requires disclosures about the Company’s rights of offset and related arrangements associated with its financial instruments and derivative instruments. This amendment also requires the disclosure of both gross and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. In January 2013, the FASB amended the general accounting principles for Balance Sheet as it relates to the disclosures about offsetting assets and liabilities. This amendment clarifies that the scope of the Balance Sheet amendment made in December 2011 applies only to derivatives, including bifurcated embedded derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions that are either offset or subject to an enforceable master netting agreement or a similar agreement. These amendments are effective for interim and annual reporting periods beginning on or after January 1, 2013. The Company adopted these amendments and the required disclosures are provided in Note 5 - “Derivative Instruments”.
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
Deferred Policy Acquisition Costs
In October 2010, the FASB amended the general accounting principles for Financial Services – Insurance as it relates to accounting for costs associated with acquiring or renewing insurance contracts. This amendment clarifies that only those costs that result directly from and are essential to the contract transaction and that would not have been incurred had the contract transaction not occurred can be capitalized. It also defines acquisitions costs as costs that are related directly to the successful acquisitions of new or renewal insurance contracts. The amendment is effective for fiscal years and interim periods beginning after December 15, 2011. The retrospective adoption of this amendment on January 1, 2012, resulted in a reduction in the Company’s deferred acquisition cost asset and a corresponding reduction to equity, reflected in the financial statements. There will be a decrease in amortization subsequent to adoption due to the reduced deferred acquisition cost asset. There has also been a reduction in the level of future costs the Company defers; thereby increasing expenses incurred in future periods. The cumulative effect of the adoption of this amendment was a decrease to total stockholders’ equity of $318.4 million and a decrease in the deferred policy acquisition costs balance of $470.1 million on January 1, 2012.
Comprehensive Income
In February 2013, the FASB amended the general accounting principles for Comprehensive Income as it relates to the reporting of amounts reclassified out of accumulated other comprehensive income. The amendment requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. This amendment also requires entities to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. However, this is only necessary if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. The amendment is effective for interim and annual reporting periods beginning after December 15, 2012. The Company adopted this amendment and the required disclosures are provided in Note 18 - “Comprehensive Income.”
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
Future Adoption of New Accounting Standards
Income Taxes
In July 2013, the FASB amended the general accounting principles for Income Taxes as it relates to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This amendment clarifies that an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and not combined with deferred tax assets. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this amendment is not expected to have an impact on the Company's consolidated financial statements.
Note 3  STOCK TRANSACTIONS
During 2013, in connection with the distribution of benefits due under its employee benefit plans, RGA issued 346,561 shares of common stock from treasury and repurchased from recipients 125,829 of its common shares, at $64.13 per share, in settlement of income tax withholding requirements incurred by recipients. Additionally, in 2013, non-employee directors were granted a total of 14,200 shares of common stock.
In January 2013, RGA’s board of directors authorized a share repurchase program, with no expiration date, for up to $200.0 million of RGA’s outstanding common stock. In April 2013, RGA’s board of directors authorized an increase of $100.0 million to the share repurchase program previously authorized in January 2013. In July 2013, RGA’s board of directors authorized an additional increase of $100.0 million to the share repurchase program previously authorized in January 2013. During 2013, RGA repurchased 4,151,312 shares of common stock under this program for $261.3 million. The common shares repurchased have been placed into treasury to be used for general corporate purposes.
On February 20, 2014, RGA’s board of directors authorized a share repurchase program for up to $300.0 million of the RGA’s outstanding common stock. The authorization is effective immediately and does not have an expiration date. In connection with this new authorization, the board of directors terminated the stock repurchase authority granted in 2013.

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
In March 2011, approximately 4,402,078 of outstanding warrants were exercised at a price of $35.44 per warrant, resulting in the issuance of 5,506,088 common shares. See Note 13 – “Debt,” for more information on the exercise of these warrants. Also in March 2011, RGA entered into an accelerated share repurchase (“ASR”) agreement with a financial counterparty. Under the ASR agreement, RGA purchased 2,500,000 shares of its outstanding common stock at an initial price of $59.76 per share and an aggregate price of approximately $149.4 million. The purchase price was funded from cash on hand. The counterparty completed its purchases during the second quarter of 2011 and as a result, RGA was required to pay $4.3 million to the counterparty for the final settlement which resulted in a final price of $61.47 per share on the repurchased common stock. The common shares repurchased were placed into treasury to be used for general corporate purposes.
RGA’s share repurchase transactions during 2011 were intended to substantially offset share dilution associated with the issuance of 5,506,088 common shares from the exercise of warrants as discussed above.
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
Note 4  INVESTMENTS
Fixed Maturity and Equity Securities Available-for-Sale
The following tables provide information relating to investments in fixed maturity and equity securities by sector as of December 31, 2013 and 2012 (dollars in thousands):

December 31, 2013:	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	% of Total	Other-than- temporary impairments in AOCI
Available-for-sale:
Corporate securities	$11,697,394	$616,147	$202,786	$12,110,755	56.4%	$—
Canadian and Canadian provincial governments	2,728,111	669,762	16,848	3,381,025	15.7	—
Residential mortgage-backed securities	970,434	38,126	18,917	989,643	4.6	(300)
Asset-backed securities	891,751	18,893	15,812	894,832	4.2	(2,259)
Commercial mortgage-backed securities	1,314,782	91,651	17,487	1,388,946	6.5	(1,609)
U.S. government and agencies	489,631	16,468	4,748	501,351	2.3	—
State and political subdivisions	313,252	21,907	14,339	320,820	1.5	—
Other foreign government, supranational and foreign government-sponsored enterprises	1,865,379	45,347	23,962	1,886,764	8.8	—
Total fixed maturity securities	$20,270,734	$1,518,301	$314,899	$21,474,136	100.0%	$(4,168)
Non-redeemable preferred stock	$81,993	$5,342	$5,481	$81,854	20.2%
Other equity securities	327,479	618	4,220	323,877	79.8
Total equity securities	$409,472	$5,960	$9,701	$405,731	100.0%

December 31, 2012:	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	% of Total	Other-than- temporary impairments in AOCI
Available-for-sale:
Corporate securities	$11,333,431	$1,085,973	$39,333	$12,380,071	55.5%	$—
Canadian and Canadian provincial governments	2,676,777	1,372,731	174	4,049,334	18.2	—
Residential mortgage-backed securities	969,267	76,520	3,723	1,042,064	4.7	(241)
Asset-backed securities	700,455	19,898	28,798	691,555	3.1	(2,259)
Commercial mortgage-backed securities	1,608,376	142,369	51,842	1,698,903	7.6	(6,125)
U.S. government and agencies	231,256	33,958	24	265,190	1.2	—
State and political subdivisions	270,086	38,058	5,646	302,498	1.4	—
Other foreign government, supranational and foreign government-sponsored enterprises	1,769,784	94,929	2,714	1,861,999	8.3	—
Total fixed maturity securities	$19,559,432	$2,864,436	$132,254	$22,291,614	100.0%	$(8,625)
Non-redeemable preferred stock	$68,469	$6,542	$170	$74,841	33.6%
Other equity securities	148,577	416	1,134	147,859	66.4
Total equity securities	$217,046	$6,958	$1,304	$222,700	100.0%
The Company enters into various collateral arrangements that require both the pledging and acceptance of fixed maturity securities as collateral, which are excluded from the tables above. The Company pledged fixed maturity securities as collateral to derivative and reinsurance counterparties with an amortized cost of $57.2 million and $16.9 million, and an estimated fair value of $58.0 million and $17.0 million, as of December 31, 2013 and 2012 respectively. The pledged fixed maturity securities are included in fixed maturity securities, available-for-sale in the consolidated balance sheet as of December 31, 2013, and are included in other invested assets in the consolidated balance sheet as of December 31, 2012.
The Company received fixed maturity securities as collateral from derivative and reinsurance counterparties with an estimated fair value of $94.1 million and $95.6 million, as of December 31, 2013 and 2012, respectively. The collateral is held in separate custodial accounts and is not recorded on the Company’s consolidated balance sheets. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral; however, as of December 31, 2013 and 2012, none of the collateral had been sold or re-pledged.
As of December 31, 2013, the Company held securities with a fair value of $1,222.3 million that were guaranteed or issued by the Canadian province of Ontario and $1,389.1 million that were guaranteed or issued by the Canadian province of Quebec, both of which exceeded 10% of consolidated stockholders’ equity. As of December 31, 2012, the Company held securities with a fair value of $1,400.0 million that were guaranteed or issued by the Canadian province of Ontario and $1,785.0 million that were guaranteed or issued by the Canadian province of Quebec, both of which exceeded 10% of consolidated stockholders’ equity.
The amortized cost and estimated fair value of fixed maturity securities available-for-sale at December 31, 2013 are shown by contractual maturity in the table below (dollars in thousands). Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset and mortgage-backed securities are shown separately in the table below, as they are not due at a single maturity date.

	Amortized Cost	Fair Value
Available-for-sale:
Due in one year or less	$551,195	$557,981
Due after one year through five years	3,570,831	3,743,631
Due after five years through ten years	7,090,140	7,295,566
Due after ten years	5,881,601	6,603,537
Asset and mortgage-backed securities	3,176,967	3,273,421
Total	$20,270,734	$21,474,136

Corporate Fixed Maturity Securities
The tables below show the major industry types of the Company’s corporate fixed maturity holdings as of December 31, 2013 and 2012 (dollars in thousands):

December 31, 2013:	Amortized Cost	Estimated Fair Value	% of Total
Finance	$3,838,716	$3,983,623	32.9%
Industrial	5,943,353	6,138,150	50.7
Utility	1,904,100	1,978,218	16.3
Other	11,225	10,764	0.1
Total	$11,697,394	$12,110,755	100.0%
December 31, 2012:	Amortized Cost	Estimated Fair Value	% of Total
Finance	$3,619,455	$3,900,152	31.5%
Industrial	5,881,967	6,443,846	52.0
Utility	1,799,658	2,002,611	16.2
Other	32,351	33,462	0.3
Total	$11,333,431	$12,380,071	100.0%
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

	2013	2012	2011
Balance, beginning of period	$16,675	$63,947	$47,291
Initial impairments - credit loss OTTI recognized on securities not previously impaired	—	1,962	8,349
Additional impairments - credit loss OTTI recognized on securities previously impaired	134	10,186	9,059
Credit loss OTTI previously recognized on securities impaired to fair value during the period	(1,449)	(22,290)	—
Credit loss previously recognized on securities which matured, paid down, prepaid or were sold during the period	(3,664)	(37,130)	(752)
Balance, end of period	$11,696	$16,675	$63,947
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

The following tables present information on the Company’s purchased credit impaired securities, which are included in fixed maturity securities available-for-sale (dollars in thousands):

	December 31, 2013	December 31, 2012
Outstanding principal and interest balance(1)	$192,644	$108,831
Carrying value, including accrued interest(2)	$148,822	$84,765

(1)	Represents the contractually required payments which is the sum of contractual principal, whether or not currently due, and accrued interest.

(2)	Estimated fair value plus accrued interest.
The following table presents information about purchased credit impaired investments acquired during the periods, as of the acquisition dates (dollars in thousands).

	December 31, 2013	December 31, 2012
Contractually required payments (including interest)	$161,975	$152,988
Cash flows expected to be collected(1)	$130,578	$125,449
Fair value of investments acquired	$87,643	$85,298

(1)	Represents undiscounted principal and interest cash flow expectations at the date of acquisition.
The following table presents activity for the accretable yield on purchased credit impaired securities for the years ended December 31, 2013 and 2012 (dollars in thousands):

	2013	2012
Balance, beginning of period	$39,239	$—
Investments purchased	42,935	40,151
Accretion	(7,755)	(1,388)
Disposals	(3,564)	—
Reclassification from nonaccretable difference	(1,386)	476
Balance, end of period	$69,469	$39,239
Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale
The following table presents the total gross unrealized losses for the 1,396 and 567 fixed maturity and equity securities at December 31, 2013 and 2012, respectively, where the estimated fair value had declined and remained below amortized cost by the indicated amount (dollars in thousands):

	December 31, 2013		December 31, 2012
	Gross Unrealized Losses	% of Total	Gross Unrealized Losses	% of Total
Less than 20%	$296,731	91.4%	$54,951	41.2%
20% or more for less than six months	6,444	2.0	734	0.5
20% or more for six months or greater	21,425	6.6	77,873	58.3
Total	$324,600	100.0%	$133,558	100.0%
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

The following tables present the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for 1,396 and 567 fixed maturity and equity securities that have estimated fair values below amortized cost as of December 31, 2013 and 2012, respectively (dollars in thousands). These investments are presented by class and grade of security, as well as the length of time the related fair value has remained below amortized cost.

	Less than 12 months		12 months or greater		Total
December 31, 2013:	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Investment grade securities:
Corporate securities	$3,141,179	$148,895	$301,303	$40,548	$3,442,482	$189,443
Canadian and Canadian provincial governments	188,491	14,419	12,029	2,429	200,520	16,848
Residential mortgage-backed securities	283,967	15,900	23,068	1,688	307,035	17,588
Asset-backed securities	255,656	4,916	56,668	4,983	312,324	9,899
Commercial mortgage-backed securities	219,110	3,725	20,068	5,745	239,178	9,470
U.S. government and agencies	133,697	4,469	4,406	279	138,103	4,748
State and political subdivisions	120,193	9,723	15,202	4,616	135,395	14,339
Other foreign government, supranational and foreign government-sponsored enterprises	665,313	21,075	36,212	2,847	701,525	23,922
Total investment grade securities	5,007,606	223,122	468,956	63,135	5,476,562	286,257
Non-investment grade securities:
Corporate securities	283,603	9,451	38,256	3,892	321,859	13,343
Residential mortgage-backed securities	62,146	1,075	3,945	254	66,091	1,329
Asset-backed securities	28,670	415	32,392	5,498	61,062	5,913
Commercial mortgage-backed securities	15,762	81	10,980	7,936	26,742	8,017
Other foreign government, supranational and foreign government-sponsored enterprises	9,403	40	—	—	9,403	40
Total non-investment grade securities	399,584	11,062	85,573	17,580	485,157	28,642
Total fixed maturity securities	$5,407,190	$234,184	$554,529	$80,715	$5,961,719	$314,899
Non-redeemable preferred stock	$51,386	$5,479	$1	$2	$51,387	$5,481
Other equity securities	218,834	1,748	32,550	2,472	251,384	4,220
Total equity securities	$270,220	$7,227	$32,551	$2,474	$302,771	$9,701

	Less than 12 months		12 months or greater		Total
December 31, 2012:	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Investment grade securities:
Corporate securities	$786,203	$13,276	$108,187	$17,386	$894,390	$30,662
Canadian and Canadian provincial governments	12,349	174	—	—	12,349	174
Residential mortgage-backed securities	22,288	97	19,394	3,199	41,682	3,296
Asset-backed securities	59,119	449	96,179	9,508	155,298	9,957
Commercial mortgage-backed securities	89,507	797	29,181	7,974	118,688	8,771
U.S. government and agencies	7,272	24	—	—	7,272	24
State and political subdivisions	20,602	1,514	11,736	4,132	32,338	5,646
Other foreign government, supranational and foreign government-sponsored enterprises	244,817	1,953	7,435	761	252,252	2,714
Total investment grade securities	1,242,157	18,284	272,112	42,960	1,514,269	61,244
Non-investment grade securities:
Corporate securities	181,168	3,170	39,123	5,501	220,291	8,671
Residential mortgage-backed securities	15,199	80	2,633	347	17,832	427
Asset-backed securities	3,421	26	31,938	18,815	35,359	18,841
Commercial mortgage-backed securities	3,317	764	68,405	42,307	71,722	43,071
Total non-investment grade securities	203,105	4,040	142,099	66,970	345,204	71,010
Total fixed maturity securities	$1,445,262	$22,324	$414,211	$109,930	$1,859,473	$132,254
Non-redeemable preferred stock	$5,577	$52	$5,679	$118	$11,256	$170
Other equity securities	85,374	1,134	—	—	85,374	1,134
Total equity securities	$90,951	$1,186	$5,679	$118	$96,630	$1,304
As of December 31, 2013, the Company does not intend to sell these fixed maturity securities and does not believe it is more likely than not that it will be required to sell these fixed maturity securities before the recovery of the fair value up to the current amortized cost of the investment, which may be maturity. However, unforeseen facts and circumstances may cause the Company to sell fixed maturity securities in the ordinary course of managing its portfolio to meet certain diversification, credit quality, asset-liability management and liquidity guidelines.
As of December 31, 2013, the Company has the ability and intent to hold the equity securities until the recovery of the fair value up to the current cost of the investment. However, unforeseen facts and circumstances may cause the Company to sell equity securities in the ordinary course of managing its portfolio to meet certain diversification, credit quality and liquidity guidelines.
Unrealized losses on non-investment grade securities are principally related to high-yield corporate securities due to interest rate movements during 2013. Unrealized losses on non-investment grade securities related to asset and mortgage-backed securities decreased significantly during 2013 driven principally by commercial mortgage-backed securities. During the year ended 2013, commercial mortgage-backed securities benefited from improvement in delinquency rates and the Company sold several non-investment grade commercial mortgage-backed securities.

Investment Income, Net of Related Expenses
Major categories of investment income, net of related expenses consist of the following (dollars in thousands):

	2013	2012	2011
Fixed maturity securities available-for-sale	$966,759	$868,682	$757,726
Mortgage loans on real estate	121,476	96,901	55,931
Policy loans	57,099	62,855	66,621
Funds withheld at interest	545,550	393,586	388,694
Short-term investments	2,236	4,173	2,378
Other invested assets	58,771	49,199	39,939
Investment income	1,751,891	1,475,396	1,311,289
Investment expense	(52,026)	(39,190)	(30,092)
Investment income, net of related expenses	$1,699,865	$1,436,206	$1,281,197
Investment Related Gains (Losses), Net
Investment related gains (losses), net, consist of the following (dollars in thousands):

	2013	2012	2011
Fixed maturity and equity securities available for sale:
Other-than-temporary impairment losses on fixed maturities	$(12,654)	$(15,908)	$(30,873)
Portion of loss recognized in accumulated other comprehensive income (before taxes)	(247)	(7,618)	3,924
Net other-than-temporary impairment losses on fixed maturity securities recognized in earnings	(12,901)	(23,526)	(26,949)
Impairment losses on equity securities	—	(3,025)	(4,116)
Gain on investment activity	82,744	145,268	132,045
Loss on investment activity	(60,575)	(27,474)	(26,996)
Other impairment losses and change in mortgage loan provision	(6,933)	(16,602)	(10,238)
Derivatives and other, net	61,655	179,495	(99,802)
Total investment related gains (losses), net	$63,990	$254,136	$(36,056)
The other-than-temporary impairment losses on fixed maturity securities and the increase on the losses on investment activity during 2013 were primarily due to the decision to sell certain subordinated commercial mortgage-backed securities. The other-than-temporary impairments in 2012 and 2011 were primarily due to a decline in value of structured securities with exposure to commercial mortgages and general credit deterioration in select corporate and foreign securities. Investment gains decreased during 2013 as the Company repositioned certain assets received from a large fixed annuity reinsurance transaction during 2012 while interest rates were at historic lows causing for elevated realized gains during 2012. The volatility in derivatives and other is primarily due to changes in the fair value of embedded derivative liabilities associated with modified coinsurance and funds withheld treaties and guaranteed minimum benefit riders.
At December 31, 2013 and 2012 the Company held non-income producing securities with amortized costs of $38.5 million and $54.2 million, and estimated fair values of $47.6 million and $58.5 million, respectively. Generally, securities are non-income producing when principal or interest is not paid primarily as a result of bankruptcies or credit defaults, but also include securities where amortization has been discontinued. During 2013, 2012 and 2011 the Company sold fixed maturity and equity securities with fair values of $1,104.0 million, $828.0 million, and $476.6 million, which were below amortized cost, at gross realized losses of $60.6 million, $27.5 million and $27.0 million, respectively. The Company generally does not engage in short-term buying and selling of securities.
Securities Borrowing and Other
The Company participates in a securities borrowing program whereby securities, which are not reflected on the Company’s consolidated balance sheets, are borrowed from a third party. The Company is required to maintain a minimum of 100% of the fair value of the borrowed securities as collateral. The Company had borrowed securities with an amortized cost of $93.0 million and $87.5 million as of December 31, 2013 and 2012, respectively, which was equal to the fair value in both periods. The borrowed securities are used to provide collateral under an affiliated reinsurance transaction.
The Company also participates in a repurchase/reverse repurchase program in which securities, reflected as investments on the Company’s consolidated balance sheets, are pledged to a third party. In return, the Company receives securities from the third party with an estimated fair value equal to a minimum of 100% of the securities pledged. The securities received are not reflected on the Company’s consolidated balance sheets. As of December 31, 2013 the Company had pledged securities with an amortized cost of $300.3 million and an estimated fair value of $310.8 million, in return the Company received securities with an estimated fair value of $344.2 million. As of December 31, 2012 the Company had pledged securities with an amortized cost of $290.2 million and an estimated fair value of $305.9 million, in return the Company received securities with an estimated fair value of $342.0 million.
Mortgage Loans on Real Estate
Mortgage loans represented approximately 7.7% and 7.0% of the Company’s invested assets as of December 31, 2013 and 2012, respectively. The Company makes mortgage loans on income producing properties, such as apartments, retail and office buildings, light warehouses and light industrial facilities. Loan-to-value ratios at the time of loan approval are 75% or less. The distribution of mortgage loans, gross of valuation allowances, by property type is as follows as of December 31, 2013 and 2012 (dollars in thousands):

	2013		2012
	Recorded Investment	Percentage of Total	Recorded Investment	Percentage of Total
Property type:
Apartment	$289,394	11.6%	$229,266	9.9%
Retail	748,731	30.0	669,958	29.0
Office building	917,284	36.7	825,406	35.7
Industrial	439,890	17.6	455,682	19.7
Other commercial	101,487	4.1	131,855	5.7
Total	$2,496,786	100.0%	$2,312,167	100.0%
As of December 31, 2013 and 2012, the Company’s mortgage loans, gross of valuation allowances, were distributed throughout the United States as follows (dollars in thousands):

	2013		2012
	Recorded Investment	Percentage of Total	Recorded Investment	Percentage of Total
Pacific	$671,822	26.9%	$593,589	25.7%
South Atlantic	543,658	21.8	477,068	20.5
Mountain	334,446	13.4	233,174	10.1
Middle Atlantic	266,802	10.7	300,475	13.0
West North Central	138,442	5.5	168,063	7.3
East North Central	236,766	9.5	224,122	9.7
West South Central	168,246	6.7	161,451	7.0
East South Central	59,625	2.4	62,789	2.7
New England	76,979	3.1	91,436	4.0
Total	$2,496,786	100.0%	$2,312,167	100.0%
The maturities of the mortgage loans, gross of valuation allowances, as of December 31, 2013 and 2012 are as follows (dollars in thousands):

	2013	2012
Due within five years	$987,109	$1,187,387
Due after five years through ten years	984,289	776,655
Due after ten years	525,388	348,125
Total	$2,496,786	$2,312,167

Information regarding the Company’s credit quality indicators, as determined by the Company's internal evaluation methodology for its recorded investment in mortgage loans, gross of valuation allowances, as of December 31, 2013 and 2012 are as follows (dollars in thousands):

Internal credit quality grade:	2013	2012
High investment grade	$1,437,244	$1,235,605
Investment grade	827,993	834,494
Average	155,914	132,607
Watch list	49,404	76,463
In or near default	26,231	32,998
Total	$2,496,786	$2,312,167
The age analysis of the Company’s past due recorded investment in mortgage loans, gross of valuation allowances, as of December 31, 2013 and 2012 are as follows (dollars in thousands):

	2013	2012
31-60 days past due	$—	$7,504
61-90 days past due	—	—
Greater than 90 days	—	16,886
Total past due	—	24,390
Current	2,496,786	2,287,777
Total	$2,496,786	$2,312,167
The following table presents the recorded investment in mortgage loans, by method of measuring impairment, and the related valuation allowances, at (dollars in thousands):

	December 31,
	2013	2012
Mortgage loans:
Individually measured for impairment	$37,841	$39,956
Collectively measured for impairment	2,458,945	2,272,211
Mortgage loans, gross of valuation allowances	2,496,786	2,312,167
Valuation allowances:
Individually measured for impairment	3,211	6,980
Collectively measured for impairment	6,895	4,600
Total valuation allowances	10,106	11,580
Mortgage loans, net of valuation allowances	$2,486,680	$2,300,587
Information regarding the Company’s loan valuation allowances for mortgage loans as of December 31, 2013, 2012 and 2011 are as follows (dollars in thousands):

	2013	2012	2011
Balance, beginning of period	$11,580	$11,793	$6,239
Charge-offs	(3,431)	(6,474)	(3,947)
Provision	1,957	6,261	9,501
Balance, end of period	$10,106	$11,580	$11,793
Information regarding the portion of the Company’s mortgage loans that were impaired as of December 31, 2013 and 2012 is as follows (dollars in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Carrying Value
December 31, 2013:
Impaired mortgage loans with no valuation allowance recorded	$21,698	$21,100	$—	$21,100
Impaired mortgage loans with valuation allowance recorded	16,772	16,741	3,211	13,530
Total impaired mortgage loans	$38,470	$37,841	$3,211	$34,630
December 31, 2012:
Impaired mortgage loans with no valuation allowance recorded	$13,039	$12,496	$—	$12,496
Impaired mortgage loans with valuation allowance recorded	27,527	27,460	6,980	20,480
Total impaired mortgage loans	$40,566	$39,956	$6,980	$32,976

The Company’s average investment balance of impaired mortgage loans and the related interest income are reflected in the table below for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	2013		2012		2011
	Average Investment(1)	Interest Income	Average Investment(1)	Interest Income	Average Investment(1)	Interest Income
Impaired mortgage loans with no valuation allowance recorded	$15,023	$852	$15,549	$1,244	$14,877	$630
Impaired mortgage loans with valuation allowance recorded	22,818	951	34,434	425	27,712	418
Total	$37,841	$1,803	$49,983	$1,669	$42,589	$1,048

(1)	Average recorded investment represents the average loan balances as of the beginning of period and all subsequent quarterly end of period balances.
The Company did not acquire any impaired mortgage loans during the years ended December 31, 2013 and 2012. The Company had no mortgage loans that were on a nonaccrual status at December 31, 2013, and $16.9 million of mortgage loans, gross of valuation allowances, that were on a nonaccrual status at December 31, 2012.
Policy Loans
Policy loans comprised approximately 3.8% and 3.9% of the Company’s invested assets as of December 31, 2013 and 2012, respectively, substantially all of which are associated with one client. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due to the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. As policy loans represent premature distributions of policy liabilities, they have the effect of reducing future disintermediation risk. In addition, the Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.
Funds Withheld at Interest
Funds withheld at interest comprised approximately 17.8% and 17.0% of the Company’s invested assets as of December 31, 2013 and 2012, respectively. Of the $5.8 billion funds withheld at interest balance, net of embedded derivatives, as of December 31, 2013, $4.1 billion of the balance is associated with one client. For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance funds withheld basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company and are reflected as funds withheld at interest on the Company’s consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances with amounts owed to the Company from the ceding company. Interest accrues to these assets at rates defined by the treaty terms and the Company estimates the yield was approximately 9.68%, 6.97% and 6.87% for the years ended December 31, 2013, 2012 and 2011, respectively. Changes in these estimated yields are affected by equity options held in the funds withheld portfolio associated with equity-indexed annuity treaties. The Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance.
Other Invested Assets
Other invested assets include equity securities, limited partnership interests, real estate joint ventures, structured loans, derivative contracts, FVO contractholder-directed unit-linked investments, Federal Home Loan Bank of Des Moines ("FHLB") common stock (included in other), and real estate held-for-investment (included in other). The fair value option was elected for contractholder-directed investments supporting unit-linked variable annuity type liabilities which do not qualify for presentation and reporting as separate accounts. Other invested assets represented approximately 4.1% and 3.5% of the Company’s invested assets as of December 31, 2013 and 2012, respectively. Carrying values of these assets as of December 31, 2013 and 2012 are as follows (dollars in thousands):

	December 31,
	2013	2012
Equity securities	$405,731	$222,700
Limited partnerships and real estate joint ventures	411,456	356,419
Structured loans	223,549	306,497
Derivatives	75,227	168,208
FVO contractholder-directed unit-linked investments	138,892	—
Other	70,105	105,719
Total other invested assets	$1,324,960	$1,159,543

Cash and Investments Transferred to the Company
During the second quarter of 2012, the Company added a large fixed deferred annuity reinsurance transaction in its U.S. Asset-Intensive segment. This transaction increased the Company’s invested asset base by approximately $5.4 billion which was reflected on the condensed consolidated balance sheet as of June 30, 2012 as an investment receivable. In satisfaction of this investment receivable, the Company received the following on July 31, 2012 and August 3, 2012 (dollars in thousands):

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

Note 5   DERIVATIVE INSTRUMENTS
Derivatives, except embedded derivatives, are carried on the Company’s consolidated balance sheets in other invested assets or other liabilities, at fair value. Embedded derivative liabilities on modified coinsurance or funds withheld arrangements are included on the consolidated balance sheets with the host contract in funds withheld at interest, at fair value. Embedded derivative liabilities on indexed annuity and variable annuity products are included on the consolidated balance sheets with the host contract in interest-sensitive contract liabilities, at fair value. Embedded derivative assets are included on the consolidated balance sheets in reinsurance ceded receivables. The following table presents the notional amounts and gross fair value of derivative instruments prior to taking into account the netting effects of master netting agreements as of December 31, 2013 and 2012 (dollars in thousands):

	December 31, 2013			December 31, 2012
	Notional	Carrying Value/Fair Value		Notional	Carrying Value/Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	$1,592,943	$32,555	$21,873	$2,195,059	$123,085	$17,867
Interest rate options	240,000	2,554	—	—	—	—
Financial futures	123,780	—	—	127,877	—	—
Foreign currency forwards	79,618	—	12,772	74,400	1,017	2,105
Consumer price index swaps	59,922	—	309	85,135	1,446	—
Credit default swaps	682,700	10,438	2,156	714,000	2,228	5,922
Equity options	757,352	33,902	—	696,776	62,514	—
Synthetic guaranteed investment contracts	4,629,859	—	—	2,018,073	—	—
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	—	—	176,270	—	—	243,177
Indexed annuity products	—	—	838,670	—	—	740,256
Variable annuity products	—	—	30,055	—	—	172,105
Total non-hedging derivatives	8,166,174	79,449	1,082,105	5,911,320	190,290	1,181,432
Derivatives designated as hedging instruments:
Interest rate swaps	49,131	—	4,606	57,275	344	786
Foreign currency swaps	728,674	21,903	620	629,512	—	27,398
Total hedging derivatives	777,805	21,903	5,226	686,787	344	28,184
Total derivatives	$8,943,979	$101,352	$1,087,331	$6,598,107	$190,634	$1,209,616

Netting Arrangements
Certain of the Company’s derivatives are subject to enforceable master netting arrangements and reported as a net asset or liability in the consolidated balance sheets. The Company nets all derivatives that are subject to such arrangements.
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
The following table provides information relating to the Company’s derivative instruments as of December 31, 2013 and December 31, 2012 (dollars in thousands):

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash Collateral Pledged/ Received	Net Amount
December 31, 2013:
Derivative assets	$101,352	$(26,125)	$75,227	$(11,095)	$(51,006)	$13,126
Derivative liabilities	42,336	(26,125)	16,211	(18,081)	(8,033)	(9,903)
December 31, 2012:
Derivative assets	$190,634	$(22,426)	$168,208	$(22,458)	$(136,414)	$9,336
Derivative liabilities	54,078	(22,426)	31,652	(1,565)	(27,867)	2,220
Accounting for Derivative Instruments and Hedging Activities
The Company does not enter into derivative instruments for speculative purposes. As discussed below under “Non-qualifying Derivatives and Derivatives for Purposes Other Than Hedging,” the Company uses various derivative instruments for risk management purposes that either do not qualify or have not been qualified for hedge accounting treatment, including derivatives used to economically hedge changes in the fair value of liabilities associated with the reinsurance of variable annuities with guaranteed living benefits. As of December 31, 2013 and 2012, the Company held interest rate swaps that were designated and qualified as cash flow hedges of interest rate risk, held foreign currency swaps that were designated and qualified as hedges of a portion of its net investment in its foreign operations and had derivative instruments that were not designated as hedging instruments. See Note 2 – “Summary of Significant Accounting Policies” for a detailed discussion of the accounting treatment for derivative instruments, including embedded derivatives. Derivative instruments are carried at fair value and generally require an insignificant amount of cash at inception of the contracts.
Fair Value Hedges
During the fourth quarter of 2011 the Company removed the fair value hedge designation for certain interest rate swaps. However, prior to the fourth quarter of 2011 the Company designated and reported certain interest rate swaps that convert fixed rate investments to floating rate investments as fair value hedges when they met the requirements of the general accounting principles for Derivatives and Hedging. The gain or loss on the hedged item attributable to the hedged benchmark interest rate and the offsetting gain or loss on the related interest rate swaps for the year ended December 31, 2011 was (dollars in thousands):

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

The following table presents the components of AOCI, before income tax, and the consolidated income statement classification where the gain or loss is recognized related to cash flow hedges for the years ended December 31, 2013 and 2012 (dollars in thousands):

	2013	2012
Accumulated other comprehensive income (loss), balance beginning of year	$403	$(828)
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	(3,969)	2,613
Amounts reclassified to investment income	(1,012)	(1,382)
Accumulated other comprehensive income (loss), balance end of period	$(4,578)	$403
As of December 31, 2013, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $0.6 million. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to investment income over the term of the investment cash flows. There were no hedged forecasted transactions, other than the receipt or payment of variable interest payments on existing financial instruments, for the years ended December 31, 2013 and 2012.
The following table presents the effects of derivatives in cash flow hedging relationships on the consolidated statements of income and the consolidated statements of stockholders’ equity for the years ended December 31, 2013 and 2012 (dollars in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Deferred in AOCI on Derivatives	Amount and Location of Gains (Losses) Reclassified from AOCI into Income (Loss)		Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)		(Ineffective Portion and Amounts Excluded from Effectiveness Testing)
		Investment Related Gains (Losses)	Investment Income	Investment Related Gains (Losses)	Investment Income
For the year ended December 31, 2013:
Interest rate swaps	$(3,969)	$—	$1,012	$6	$—
For the year ended December 31, 2012:
Interest rate swaps	$2,613	$—	$1,382	$(41)	$—

Hedges of Net Investments in Foreign Operations
The Company uses foreign currency swaps to hedge a portion of its net investment in certain foreign operations against adverse movements in exchange rates. The following table illustrates the Company’s net investments in foreign operations (“NIFO”) hedges for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	Derivative Gains (Losses) Deferred in AOCI
	For the year ended
Type of NIFO Hedge (1) (2)	2013	2012	2011
Foreign currency swaps	$40,347	$(20,470)	$4,858

(1)
There were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from accumulated other comprehensive income (loss) into investment income during the periods presented.

(2)	There was no ineffectiveness recognized for the Company’s hedges of net investments in foreign operations.
The cumulative foreign currency translation gain (loss) recorded in AOCI related to these hedges was $23.9 million and $(16.4) million at December 31, 2013 and 2012, respectively. If a foreign operation was sold or substantially liquidated, the amounts in AOCI would be reclassified to the consolidated statements of income. A pro rata portion would be reclassified upon partial sale of a foreign operation.
Non-qualifying Derivatives and Derivatives for Purposes Other Than Hedging
The Company uses various other derivative instruments for risk management purposes that either do not qualify or have not been qualified for hedge accounting treatment, including derivatives used to economically hedge changes in the fair value of liabilities associated with the reinsurance of variable annuities with guaranteed living benefits. The gain or loss related to the change in fair value for these derivative instruments is recognized in investment related gains (losses), in the consolidated statements of income, except where otherwise noted. For the years ended December 31, 2013, 2012 and 2011, the Company recognized investment related gains (losses) of $(177.3) million, $(61.4) million and $188.6 million, respectively, related to derivatives (not including embedded derivatives) that do not qualify or have not been qualified for hedge accounting.
A summary of the effect of non-hedging derivatives, including embedded derivatives, on the Company’s consolidated statements of income for the years ended December 31, 2013, 2012 and 2011 is as follows (dollars in thousands):

		Gain (Loss) for the Years Ended December 31,
Type of Non-hedging Derivative	Income Statement Location of Gain (Loss)	2013	2012	2011
Interest rate swaps	Investment related gains (losses), net	$(84,398)	$16,028	$178,338
Interest rate options	Investment related gains (losses), net	(11,518)	—	—
Financial futures	Investment related gains (losses), net	(11,157)	(20,245)	(945)
Foreign currency forwards	Investment related gains (losses), net	(13,201)	(5,644)	1,675
CPI swaps	Investment related gains (losses), net	(1,942)	(267)	1,821
Credit default swaps	Investment related gains (losses), net	24,188	18,359	(63)
Equity options	Investment related gains (losses), net	(79,230)	(69,677)	7,818
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	Investment related gains (losses), net	70,177	115,009	(87,236)
Indexed annuity products	Policy acquisition costs and other insurance expenses	—	(630)	(24,551)
Indexed annuity products	Interest credited	(115,409)	(29,804)	(90,370)
Variable annuity products	Investment related gains (losses), net	142,050	104,613	(224,184)
Total non-hedging derivatives		$(80,440)	$127,742	$(237,697)
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
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of credit default swaps sold by the Company at December 31, 2013 and 2012 (dollars in thousands):

	December 31,
	2013			2012
Rating Agency Designation of Referenced Credit Obligations(1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)
AAA/AA-/A+/A/A-
Single name credit default swaps	$614	$117,500	5.1	$(2,077)	$124,500	5.9
Credit default swaps referencing indices	—	—	—	—	—	—
Subtotal	614	117,500	5.1	(2,077)	124,500	5.9
BBB+/BBB/BBB-
Single name credit default swaps	656	142,200	4.9	(2,345)	135,500	5.5
Credit default swaps referencing indices	7,295	405,000	5.0	937	430,000	5.0
Subtotal	7,951	547,200	5.0	(1,408)	565,500	5.1
BB+
Single name credit default swaps	—	—	—	(222)	6,000	4.5
Credit default swaps referencing indices	—	—	—	—	—	—
Subtotal	—	—	—	(222)	6,000	4.5
Total	$8,565	$664,700	4.4	$(3,707)	$696,000	5.2

(1)	The rating agency designations are based on ratings from Standard and Poor’s (“S&P”).

(2)	Assumes the value of the referenced credit obligations is zero.

(3)	The weighted average years to maturity of the credit default swaps is calculated based on weighted average notional amounts.
The Company also purchases credit default swaps to reduce its risk against a drop in bond prices due to credit concerns of certain bond issuers. If a credit event, as defined by the contract, occurs, the Company is able to put the bond back to the counterparty at par.

Synthetic Guaranteed Investment Contracts
The Company sells fee-based synthetic guaranteed investment contracts which include investment-only, stable value contracts, to retirement plans. The assets are owned by the trustees of such plans, who invest the assets under the terms of investment guidelines agreed to with the Company. The contracts contain a guarantee of a minimum rate of return on participant balances supported by the underlying assets, and a guarantee of liquidity to meet certain participant-initiated plan cash flow requirements. These contracts are reported as derivatives, recorded at fair value and classified as interest rate derivatives.
Embedded Derivatives
The Company has certain embedded derivatives which are required to be separated from their host contracts and reported as derivatives. Host contracts include reinsurance treaties structured on a modified coinsurance or funds withheld basis. Changes in fair values of embedded derivatives on modified coinsurance or funds withheld treaties are net of an increase (decrease) in investment related gains (losses), net of $(1.6) million, $(62.7) million and $23.1 million for the years ended December 31, 2013, 2012 and 2011, respectively, associated with the Company’s own credit risk. Additionally, the Company reinsures equity-indexed annuity and variable annuity contracts with benefits that are considered embedded derivatives, including guaranteed minimum withdrawal benefits, guaranteed minimum accumulation benefits, and guaranteed minimum income benefits. Changes in fair values of embedded derivatives on variable annuity contracts are net of an increase (decrease) in investment related gains (losses), net of $(12.5) million and $16.5 million for the years ended December 31, 2013 and 2012, respectively, associated with the Company’s own credit risk. Changes in fair values of embedded derivatives on variable annuity contracts associated with the Company’s own credit risk for the year ended December 31, 2011 was not material. The changes in fair values of embedded derivatives on equity-indexed annuities described below relate to changes in the fair value associated with capital market and other related assumptions. The related gains (losses) and the effect on net income after amortization of DAC and income taxes for the years ended December 31, 2013, 2012 and 2011 are reflected in the following table (dollars in thousands):

	2013	2012	2011
Embedded derivatives in modified coinsurance or funds withheld arrangements included in investment related gains	$70,177	$115,009	$(87,236)
After the associated amortization of DAC and taxes, the related amounts included in net income	18,920	25,454	(7,599)
Embedded derivatives in variable annuity contracts included in investment related gains	142,050	104,613	(224,184)
After the associated amortization of DAC and taxes, the related amounts included in net income	70,123	6,367	(30,230)
Amounts related to embedded derivatives in equity-indexed annuities included in benefits and expenses	(115,409)	(30,434)	(114,921)
After the associated amortization of DAC and taxes, the related amounts included in net income	(106,792)	6,110	(55,915)
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
The Company’s credit exposure related to derivative contracts is generally limited to the fair value at the reporting date plus or minus any collateral posted or held by the Company. Information regarding the Company’s credit exposure related to its over-the-counter derivative contracts and margin account for exchange-traded futures at December 31, 2013 and 2012 are reflected in the following table (dollars in thousands):

	December 31, 2013	December 31, 2012
Estimated fair value of derivatives in net asset position	$59,016	$136,558
Cash provided as collateral(1)	8,033	27,867
Securities pledged to counterparties as collateral(2)	18,081	1,565
Cash pledged from counterparties as collateral(3)	(51,006)	(136,414)
Securities pledged from counterparties as collateral(4)	(11,095)	(22,458)
Initial margin for cleared derivatives	(13,350)	—
Net credit exposure	$9,679	$7,118
Margin account related to exchange-traded futures(5)	$2,566	$5,605

(1)	Consists of receivable from counterparty, included in other assets.

(2)	Included in other invested assets, primarily consists of U.S. Treasury securities.

(3)	Included in cash and cash equivalents, with obligation to return cash collateral recorded in other liabilities.

(4)	Consists of U.S. Treasury securities.

(5)	Included in cash and cash equivalents.
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
Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities. Active markets are defined as having the following characteristics for the measured asset/liability: (i) many transactions, (ii) current prices, (iii) price quotes not varying substantially among market makers, (iv) narrow bid/ask spreads and (v) most information publicly available. The Company’s Level 1 assets include investment securities that are traded in exchange markets.
Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or market standard valuation techniques and assumptions with significant inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Such observable inputs include benchmarking prices for similar assets in active, liquid markets, quoted prices in markets that are not active and observable yields and spreads in the market. The Company’s Level 2 assets and liabilities include investment securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose values are determined using market standard valuation techniques. This category primarily includes corporate securities, Canadian and Canadian provincial government securities, and residential and commercial mortgage-backed securities, among others. Level 2 valuations are generally obtained from third party pricing services for identical or comparable assets or liabilities or through the use of valuation methodologies using observable market inputs. Prices from servicers are validated through analytical reviews and assessment of current market activity.
Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the related assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using market standard valuation techniques described above. When observable inputs are not available, the market standard techniques for determining the estimated fair value of certain securities that trade infrequently, and therefore have little transparency, rely on inputs that are significant to the estimated fair value and that are not observable in the market or cannot be derived principally from or corroborated by observable market data. These unobservable inputs can be based in large part on management judgment or estimation and cannot be supported by reference to market activity. Even though unobservable, management believes these inputs are based on assumptions deemed appropriate given the circumstances and consistent with what other market participants would use when pricing similar assets and liabilities. For the Company’s invested assets, this category generally includes corporate securities (primarily private placements and bank loans), asset-backed securities (including collateralized debt obligations and those with exposure to subprime mortgages), and to a lesser extent, certain residential and commercial mortgage-backed securities, among others. Prices are determined using valuation methodologies such as discounted cash flow models and other similar techniques. Non-binding broker quotes, which are utilized when pricing service information is not available, are reviewed for reasonableness based on the Company’s understanding of the market, and are generally considered Level 3. Under certain circumstances, based on its observations of transactions in active markets, the Company may conclude the prices received from independent third party pricing services or brokers are not reasonable or reflective of market activity. In those instances, the Company would apply internally developed valuation techniques to the related assets or liabilities. Additionally, the Company’s embedded derivatives, all of which are associated with reinsurance treaties, are classified in Level 3 since their values include significant unobservable inputs.
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
Assets and Liabilities by Hierarchy Level
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and December 31, 2012 are summarized below (dollars in thousands):

December 31, 2013:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
Corporate securities	$12,110,755	$68,934	$10,696,532	$1,345,289
Canadian and Canadian provincial governments	3,381,025	—	3,381,025	—
Residential mortgage-backed securities	989,643	—	836,138	153,505
Asset-backed securities	894,832	—	422,984	471,848
Commercial mortgage-backed securities	1,388,946	—	1,287,161	101,785
U.S. government and agencies securities	501,351	396,092	64,340	40,919
State and political subdivision securities	320,820	—	277,044	43,776
Other foreign government, supranational and foreign government-sponsored enterprises	1,886,764	304,487	1,544,280	37,997
Total fixed maturity securities – available-for-sale	21,474,136	769,513	18,509,504	2,195,119
Funds withheld at interest – embedded derivatives	(176,270)	—	—	(176,270)
Cash equivalents	371,345	371,345	—	—
Short-term investments	111,572	105,649	5,923	—
Other invested assets:
Non-redeemable preferred stock	81,854	74,220	2,672	4,962
Other equity securities	323,877	323,877	—	—
Derivatives:
Interest rate swaps	9,904	—	9,904	—
Financial futures	2,554	—	2,554	—
CPI swaps	(309)	—	(309)	—
Credit default swaps	7,926	—	7,926	—
Equity options	33,869	—	33,869	—
Foreign currency swaps	21,283	—	21,283	—
FVO contractholder-directed unit-linked investments	138,892	132,643	6,249	—
Other	9,142	9,142	—	—
Total other invested assets	628,992	539,882	84,148	4,962
Total	$22,409,775	$1,786,389	$18,599,575	$2,023,811
Liabilities:
Interest sensitive contract liabilities – embedded derivatives	$868,725	$—	$—	$868,725
Other liabilities:
Derivatives:
Interest rate swaps	3,828	—	3,828	—
Foreign currency forwards	12,772	—	12,772	—
Credit default swaps	(356)	—	(356)	—
Equity options	(33)	—	(33)	—
Total	$884,936	$—	$16,211	$868,725

December 31, 2012:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
Corporate securities	$12,380,071	$43,544	$10,667,964	$1,668,563
Canadian and Canadian provincial governments	4,049,334	—	4,049,334	—
Residential mortgage-backed securities	1,042,064	—	948,133	93,931
Asset-backed securities	691,555	—	459,164	232,391
Commercial mortgage-backed securities	1,698,903	—	1,531,897	167,006
U.S. government and agencies securities	265,190	192,780	67,872	4,538
State and political subdivision securities	302,498	—	259,286	43,212
Other foreign government, supranational and foreign government-sponsored enterprises	1,861,999	297,025	1,536,694	28,280
Total fixed maturity securities – available-for-sale	22,291,614	533,349	19,520,344	2,237,921
Funds withheld at interest – embedded derivatives	(243,177)	—	—	(243,177)
Cash equivalents	575,864	575,864	—	—
Short-term investments	239,131	178,923	38,177	22,031
Other invested assets:
Non-redeemable preferred stock	74,841	64,268	10,573	—
Other equity securities	147,859	147,859	—	—
Derivatives:
Interest rate swaps	104,972	—	104,972	—
Foreign currency forwards	1,017	—	1,017	—
CPI swaps	1,446	—	1,446	—
Credit default swaps	(1,741)	—	(1,741)	—
Equity options	62,514	—	62,514	—
Collateral	17,002	1,323	15,679	—
Other	11,951	11,951	—	—
Total other invested assets	419,861	225,401	194,460	—
Total	$23,283,293	$1,513,537	$19,752,981	$2,016,775
Liabilities:
Interest sensitive contract liabilities – embedded derivatives	$912,361	$—	$—	$912,361
Other liabilities:
Derivatives:
Interest rate swaps	196	—	196	—
Foreign currency forwards	2,105	—	2,105	—
Credit default swaps	1,953	—	1,953	—
Foreign currency swaps	27,398	—	27,398	—
Total	$944,013	$—	$31,652	$912,361
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
For assets and liabilities reported at fair value, the Company utilizes when available, fair values based on quoted prices in active markets that are regularly and readily obtainable. Generally, these are very liquid investments and the valuation does not require management judgment. When quoted prices in active markets are not available, fair value is based on market valuation techniques, market comparable pricing and the income approach. The use of different techniques, assumptions and inputs may have a material effect on the estimated fair values of the Company’s securities holdings. For the quarters ended December 31, 2013 and 2012, the application of market standard valuation techniques applied to similar assets and liabilities has been consistent.
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
FVO Contractholder-Directed Unit-Linked Investments – FVO contractholder-directed investments supporting unit-linked variable annuity type liabilities primarily consist of exchange-traded funds and, to a lesser extent, fixed maturity securities and cash and cash equivalents. The fair values of the exchange-traded securities are primarily based on quoted market prices in active markets and are classified within Level 1 of the hierarchy. The fair value of the fixed maturity contractholder-directed securities is determined on a basis consistent with the methodologies described above for fixed maturity securities and are classified within Level 2 of the hierarchy.
Derivative Assets and Derivative Liabilities – All of the derivative instruments utilized by the Company are classified within Level 2 on the fair value hierarchy. These derivatives are principally valued using an income approach. Valuations of interest rate contracts are based on present value techniques, which utilize significant inputs that may include the swap yield curve, LIBOR basis curves, and repurchase rates. Valuations of foreign currency contracts are based on present value techniques, which utilize significant inputs that may include the swap yield curve, LIBOR basis curves, currency spot rates, and cross currency basis curves. Valuations of credit contracts, non-option-based, are based on present value techniques, which utilize significant inputs that may include the swap yield curve, credit curves, and recovery rates. Valuations of equity market contracts, non-option-based, are based on present value techniques, which utilize significant inputs that may include the swap yield curve, spot equity index levels, and dividend yield curves. Valuations of equity market contracts, option-based, are based on option pricing models, which utilize significant inputs that may include the swap yield curve, spot equity index levels, dividend yield curves, and equity volatility. The Company does not currently have derivatives included in Level 3 measurement.
Level 3 Measurements and Transfers
As of December 31, 2013 and December 31, 2012, respectively, the Company classified approximately 10.2% and 10.0% of its fixed maturity securities in the Level 3 category. These securities primarily consist of private placement corporate securities and bank loans with inactive trading markets. Additionally, the Company has included asset-backed securities with subprime exposure and mortgage-backed securities with below investment grade ratings in the Level 3 category due to market uncertainty associated with these securities and the Company’s utilization of unobservable information from third parties for the valuation of these securities.
The significant unobservable inputs used in the fair value measurement of the Company’s corporate, sovereign, government-backed, and other political subdivision investments are probability of default, liquidity premium and subordination premium. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumptions used for the liquidity premium and subordination premium. For securities with a fair value derived using the market comparable pricing valuation technique, liquidity premium is the only significant unobservable input.
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
The following table presents quantitative information about significant unobservable inputs used in Level 3 fair value measurements that are developed by the Company, which does not include unobservable Level 3 asset and liability measurements provided by third parties, as of December 31, 2013 and 2012 (dollars in thousands):

December 31, 2013:		Valuation	Unobservable	Range
	Fair Value	Technique(s)	Input	(Weighted Average)
Assets:
State and political subdivision securities	$29,024	Market comparable securities	Liquidity premium	1%
Corporate securities	312,887	Market comparable securities	Liquidity premium	0-2% (1%)
U.S. Government and agencies securities	37,539	Market comparable securities	Liquidity premium	0-1% (1%)
Funds withheld at interest- embedded derivatives	(176,270)	Total return swap	Mortality	0-100% (2%)
			Lapse	0-35% (7%)
			Withdrawal	0-5% (3%)
			Own Credit	0-1% (1%)
			Crediting rate	2-4% (3%)

Liabilities:
Interest sensitive contract liabilities- embedded derivatives- indexed annuities	838,670	Discounted cash flow	Mortality	0-100% (2%)
			Lapse	0-35% (7%)
			Withdrawal	0-5% (3%)
			Option budget projection	2-4% (3%)
Interest sensitive contract liabilities- embedded derivatives- variable annuities	30,055	Discounted cash flow	Mortality	0-100% (2%)
			Lapse	0-25% (6%)
			Withdrawal	0-7% (3%)
			Own Credit	0-1% (1%)
			Long-term volatility	0-27% (10%)

December 31, 2012:		Valuation	Unobservable	Range
	Fair Value	Technique(s)	Input	(Weighted Average)
Assets:
State and political subdivision securities	$5,451	Market comparable securities	Liquidity premium	1%
Corporate securities	450,177	Market comparable securities	Liquidity premium	0-2% (1%)
Short-term investments	22,031	Market comparable securities	Liquidity premium	1%
Funds withheld at interest- embedded derivatives	(243,177)	Total return swap	Mortality	0-100% (1%)
			Lapse	0-35% (6%)
			Withdrawal	0-5% (3%)
			Own Credit	0-1% (1%)
			Crediting rate	2-4% (3%)

Liabilities:
Interest sensitive contract liabilities- embedded derivatives- indexed annuities	740,256	Discounted cash flow	Mortality	0-100% (1%)
			Lapse	0-35% (6%)
			Withdrawal	0-5% (3%)
			Option budget projection	2-4% (3%)
Interest sensitive contract liabilities- embedded derivatives- variable annuities	172,105	Discounted cash flow	Mortality	0-100% (2%)
			Lapse	0-25% (5%)
			Withdrawal	0-7% (3%)
			Own Credit	0-1% (1%)
			Long-term volatility	0-27% (14%)
The Company recognizes transfers of financial instruments into and out of levels within the fair value hierarchy at the beginning of the quarter in which the actual event or change in circumstances that caused the transfer occurs. Financial instruments transferred into Level 3 are due to a lack of observable market transactions and price information. Financial instruments are transferred out of Level 3 when circumstances change such that significant inputs can be corroborated with market observable data. This may be due to a significant increase in market activity for the financial instrument, a specific event, or one or more significant input(s) becoming observable. Transfers out of Level 3 were primarily the result of the Company using observable pricing information or a third party pricing quotation that appropriately reflects the fair value of those financial instruments, without the need for adjustment based on the Company’s own assumptions regarding the characteristics of a specific financial instrument or the current liquidity in the market. In addition, certain transfers out of Level 3 were also due to increased observations of market transactions and price information for those financial instruments.
Transfers from Level 1 to Level 2 are due to the lack of observable market data when pricing these securities, while transfers from Level 2 to Level 1 are due to an increase in the availability of market observable data in an active market. The following tables present the transfers between Level 1 and Level 2 during the years ended December 31, 2013 and 2012 (dollars in thousands):

	Twelve months ended December 31,
	2013		2012
	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1
Fixed maturity securities - available-for-sale:
Corporate securities	$—	$30,599	$14,773	$4
U.S. government and agencies securities	—	—	—	11,152
State and political subdivision securities	—	—	12,794	—
Other foreign government, supranational and foreign government-sponsored enterprises	—	—	3,222	—
Total fixed maturity securities	—	30,599	30,789	11,156
Non-redeemable preferred stock	—	—	9,646	11,068
Total	$—	$30,599	$40,435	$22,224

The tables below provide a summary of the changes in fair value of Level 3 assets and liabilities for the year ended December 31, 2013, as well as the portion of gains or losses included in income for the year ended December 31, 2013 attributable to unrealized gains or losses related to those assets and liabilities still held at December 31, 2013 (dollars in thousands):

For the year ended December 31, 2013:	Fixed maturity securities - available-for-sale
	Corporate securities	Residential mortgage-backed securities	Asset-backed securities	Commercial mortgage-backed securities	U.S. Government and agencies securities	State and political subdivision securities
Balance January 1, 2013	$1,668,563	$93,931	$232,391	$167,006	$4,538	$43,212
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(8,194)	19	6,430	1,917	(156)	36
Investment related gains (losses), net	(1,078)	(294)	(1,131)	(16,704)	(175)	(16)
Claims & other policy benefits	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—	—
Included in other comprehensive income	(44,299)	821	17,150	36,731	(639)	222
Purchases(1)	331,439	73,563	264,804	19,420	128	—
Sales(1)	(271,402)	(7,146)	(26,005)	(83,974)	—	—
Settlements(1)	(285,586)	(26,661)	(20,872)	(7,970)	(2,633)	(657)
Transfers into Level 3	33,776	24,727	9,031	4,081	44,394	979
Transfers out of Level 3	(77,930)	(5,455)	(9,950)	(18,722)	(4,538)	—
Balance December 31, 2013	$1,345,289	$153,505	$471,848	$101,785	$40,919	$43,776
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(7,885)	$47	$6,425	$1,741	$(156)	$36
Investment related gains (losses), net	(202)	—	—	(10,243)	—	—
Claims & other policy benefits	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—	—

For the year ended December 31, 2013 (continued):	Fixed maturity securities - available-for-sale
	Other foreign government, supranational and foreign government-sponsored enterprises	Funds withheld at interest-embedded derivative	Short-term investments	Other invested assets - non- redeemable preferred stock	Interest sensitive contract liabilities embedded derivative
Balance January 1, 2013	$28,280	$(243,177)	$22,031	$—	$(912,361)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(305)	—	(4)	—	—
Investment related gains (losses), net	—	66,907	—	—	142,050
Claims & other policy benefits	—	—	—	—	—
Interest credited	—	—	—	—	(115,409)
Policy acquisition costs and other insurance expenses	—	—	—	—	—
Included in other comprehensive income	(1,570)	—	(27)	323	—
Purchases(1)	—	—	—	—	(57,391)
Sales(1)	—	—	—	—	—
Settlements(1)	(295)	—	(22,000)	—	74,386
Transfers into Level 3	11,887	—	—	4,639	—
Transfers out of Level 3	—	—	—	—	—
Balance December 31, 2013	$37,997	$(176,270)	$—	$4,962	$(868,725)
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(305)	$—	$(4)	$—	$—
Investment related gains (losses), net	—	66,907	—	—	138,683
Claims & other policy benefits	—	—	—	—	—
Interest credited	—	—	—	—	(189,794)
Policy acquisition costs and other insurance expenses	—	—	—	—	—

(1)
The amount reported within purchases, sales and settlements is the purchase price (for purchases) and the sales/settlement proceeds (for sales and settlements) based upon the actual date purchased or sold/settled. Items purchased and sold/settled in the same period are excluded from the rollforward. The Company had no issuances during the period.

The tables below provide a summary of the changes in fair value of Level 3 assets and liabilities for the year ended December 31, 2012, as well as the portion of gains or losses included in income for the year ended December 31, 2012 attributable to unrealized gains or losses related to those assets and liabilities still held at December 31, 2012 (dollars in thousands).

For the year ended December 31, 2012:	Fixed maturity securities - available-for-sale
	Corporate securities	Residential mortgage-backed securities	Asset-backed securities	Commercial mortgage-backed securities	U.S. Government and agencies securities	State and political subdivision securities
Balance January 1, 2012	$974,169	$81,655	$193,492	$115,976	$—	$10,373
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(6,839)	431	1,214	2,032	(89)	14
Investment related gains (losses), net	(2,884)	(311)	(516)	(9,503)	—	(16)
Claims & other policy benefits	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—	—
Included in other comprehensive income	34,488	2,863	21,463	24,663	(12)	4,491
Purchases(1)	853,848	77,781	111,567	31,699	4,639	—
Sales(1)	(60,224)	(48,828)	(13,140)	(14,060)	—	—
Settlements(1)	(144,667)	(8,541)	(16,235)	(813)	—	(413)
Transfers into Level 3	65,283	19,632	11,832	64,116	—	37,588
Transfers out of Level 3	(44,611)	(30,751)	(77,286)	(47,104)	—	(8,825)
Balance December 31, 2012	$1,668,563	$93,931	$232,391	$167,006	$4,538	$43,212
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(6,852)	$295	$1,156	$2,032	$(89)	$14
Investment related gains (losses), net	(1,329)	(269)	(849)	(14,163)	—	—
Claims & other policy benefits	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—	—

For the year ended December 31, 2012 (continued):	Fixed maturity securities - available-for-sale
	Other foreign government, supranational and foreign government-sponsored enterprises	Funds withheld at interest-embedded derivative	Short-term investments	Other invested assets - other equity securities	Reinsurance ceded receivable - embedded derivative	Interest sensitive contract liabilities embedded derivative
Balance January 1, 2012	$—	$(361,456)	$—	$11,489	$4,945	$(1,028,241)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(44)	—	(11)	—	—	—
Investment related gains (losses), net	—	118,279	—	1,098	—	104,613
Claims & other policy benefits	—	—	—	—	—	770
Interest credited	—	—	—	—	—	(31,552)
Policy acquisition costs and other insurance expenses	—	—	—	—	(449)	—
Included in other comprehensive income	(139)	—	28	843	—	—
Purchases(1)	28,463	—	22,014	108	—	(63,934)
Sales(1)	—	—	—	(3,788)	—	—
Settlements(1)	—	—	—	—	(4,496)	105,983
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	(9,750)	—	—
Balance December 31, 2012	$28,280	$(243,177)	$22,031	$—	$—	$(912,361)
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(44)	$—	$(11)	$—	$—	$—
Investment related gains (losses), net	—	118,279	—	(183)	—	97,216
Claims & other policy benefits	—	—	—	—	—	56
Interest credited	—	—	—	—	—	(129,828)
Policy acquisition costs and other insurance expenses	—	—	—	—	(33)	—

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

For the year ended December 31, 2011:	Fixed maturity securities - available-for-sale
	Corporate securities	Residential mortgage-backed securities	Asset-backed securities	Commercial mortgage-backed securities	State and political subdivision securities	Other foreign government, supranational and foreign government - sponsored enterprises
Balance January 1, 2011	$872,179	$183,291	$228,558	$147,556	$6,983	$6,736
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	218	836	1,686	2,321	361	2
Investment related gains (losses), net	1,863	(2,032)	(10,236)	(12,354)	(15)	—
Claims & other policy benefits	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—	—
Included in other comprehensive income	21,011	4,580	3,902	8,060	3,390	4
Purchases(1)	305,401	6,478	65,467	7,683	2,334	—
Sales(1)	(48,653)	(21,178)	(27,844)	—	—	—
Settlements(1)	(125,797)	(16,672)	(24,092)	(3,548)	(88)	—
Transfers into Level 3	80,302	30,159	45,984	76,955	48,469	20
Transfers out of Level 3	(132,333)	(103,807)	(89,933)	(110,697)	(51,061)	(6,762)
Balance December 31, 2011	$974,191	$81,655	$193,492	$115,976	$10,373	$—
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$162	$816	$1,595	$2,307	$361	$—
Investment related gains (losses), net	(1,223)	(594)	(5,058)	(12,366)	—	—
Claims & other policy benefits	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—	—

For the year ended December 31, 2011 (continued):	Funds withheld at interest- embedded derivative	Other invested assets- non- redeemable preferred stock	Other invested assets- other equity securities	Reinsurance ceded receivable- embedded derivative	Interest sensitive contract liabilities embedded derivative
Balance January 1, 2011	$(274,220)	$420	$16,416	$75,431	$(721,485)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	—	—	—	—	—
Investment related gains (losses), net	(87,236)	—	3,504	—	(224,184)
Claims & other policy benefits	—	—	—	—	(2,230)
Interest credited	—	—	—	—	(88,255)
Policy acquisition costs and other insurance expenses	—	—	—	9,421	—
Included in other comprehensive income	—	—	(4,663)	—	—
Purchases(1)	—	—	797	6,201	(71,505)
Sales(1)	—	(420)	(4,565)	—	—
Settlements(1)	—	—	—	(86,108)	79,418
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Balance December 31, 2011	$(361,456)	$—	$11,489	$4,945	$(1,028,241)
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$—	$—	$—	$—	$—
Investment related gains (losses), net	(87,236)	—	—	—	(228,910)
Claims & other policy benefits	—	—	—	—	(2,346)
Interest credited	—	—	—	—	(167,673)
Policy acquisition costs and other insurance expenses	—	—	—	18,589	—

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

	Years Ended December 31,
	2013			2012
	Carrying Value Prior to Measurement	Estimated Fair Value After Measurement	Net Investment Gains (Losses)	Carrying Value Prior to Measurement	Estimated Fair Value After Measurement	Net Investment Gains (Losses)
Mortgage loans(1)	$9,620	$10,330	$710	$24,295	$20,480	$(3,815)
Limited partnership interests(2)	11,615	8,952	(2,663)	25,191	16,944	(8,247)
Real estate investments(3)	12,672	10,508	(2,164)	6,593	4,500	(2,093)

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

(2)
Limited partnership interests — The impaired limited partnership interests presented above were accounted for using the cost method. Impairments on these cost method investments were recognized at estimated fair value determined using the net asset values of the Company’s ownership interest as provided in the financial statements of the investees. The market for these investments has limited activity and price transparency.

(3)
Real estate investments — The impaired real estate investments presented above were written down to their estimated fair value at the date of impairment and are reported as losses above. The impairments were based on third-party appraisal values obtained and reviewed by the Company.

Fair Value of Financial Instruments
The Company is required by general accounting principles for Fair Value Measurements and Disclosures to disclose the fair value of certain financial instruments including those that are not carried at fair value. The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments, which were not measured at fair value on a recurring basis, at December 31, 2013 and December 31, 2012 (dollars in thousands):

		Estimated Fair	Fair Value Measurement Using:
December 31, 2013	Carrying Value	Value	Level 1	Level 2	Level 3
Assets:
Mortgage loans on real estate	$2,486,680	$2,489,721	$—	$—	$2,489,721
Policy loans	1,244,469	1,244,469	—	1,244,469	—
Funds withheld at interest(1)	5,948,374	6,207,342	—	—	6,207,342
Cash and cash equivalents(2)	552,302	552,302	552,302	—	—
Short-term investments(2)	27,823	27,823	27,823	—	—
Other invested assets(2)	491,545	534,442	5,070	33,886	495,486
Accrued investment income	267,908	267,908	—	267,908	—
Liabilities:
Interest-sensitive contract liabilities(1)	$10,228,120	$9,989,514	$—	$—	$9,989,514
Long-term debt	2,214,350	2,333,023	—	—	2,333,023
Collateral finance facility	484,752	374,984	—	—	374,984

December 31, 2012
Assets:
Mortgage loans on real estate	$2,300,587	$2,426,688	$—	$—	$2,426,688
Policy loans	1,278,175	1,278,175	—	1,278,175	—
Funds withheld at interest(1)	5,837,359	6,362,324	—	—	6,362,324
Cash and cash equivalents(2)	684,028	684,028	684,028	—	—
Short-term investments(2)	48,951	48,951	48,951	—	—
Other invested assets(2)	596,336	626,358	—	32,250	594,108
Accrued investment income	201,344	201,344	—	201,344	—
Liabilities:
Interest-sensitive contract liabilities(1)	$11,566,962	$11,926,339	$—	$—	$11,926,339
Long-term debt	1,815,253	2,014,062	—	—	2,014,062
Collateral finance facility	652,010	456,050	—	—	456,050

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

Other Invested Assets – This primarily includes limited partnership interests accounted for using the cost method, structured loans, FHLB common stock and cash collateral. The fair value of limited partnerships and other investments accounted for using the cost method is determined using the net asset values of the Company’s ownership interest as provided in the financial statements of the investees. The valuation of these investments is considered Level 3 in the fair value hierarchy due to the limited activity and price transparency inherent in the market for such investments. The fair value of structured loans is estimated based on a discounted cash flow analysis using discount rates applicable to each structured loan, this is considered Level 3 in the fair value hierarchy. The fair value of the Company’s common stock investment in the Federal Home Loan Bank of Des Moines is considered to be the carrying value and it is considered Level 2 in the fair value hierarchy. The fair value of the Company's cash collateral is considered to be the carrying value and considered to be Level 1 in the fair value hierarchy.
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
Retrocession reinsurance treaties do not relieve the Company from its obligations to direct writing companies. Failure of retrocessionaires to honor their obligations could result in losses to the Company. Consequently, allowances would be established for amounts deemed uncollectible. At December 31, 2013 and 2012, no allowances were deemed necessary. The Company regularly evaluates the financial condition of the insurance companies from which it assumes and to which it cedes reinsurance.
In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage and coinsurance contracts. In the individual life markets, the Company retains a maximum of $8.0 million of coverage per individual life. Claims in excess of this retention amount are retroceded to retrocessionaires; however, the Company remains fully liable to the ceding company for the entire amount of risk it assumes. In certain limited situations the Company has retained more than $8.0 million per individual policy. The Company enters into agreements with other reinsurers to mitigate the residual risk related to the over-retained policies. Additionally, due to some lower face amount reinsurance coverages provided by the Company in addition to individual life, such as group life, disability and health, under certain circumstances, the Company could potentially incur net claims totaling more than $8.0 million per individual life.
Retrocessions are arranged through the Company’s retrocession pools for amounts in excess of the Company’s retention limit. As of December 31, 2013 and 2012, all rated retrocession pool participants followed by the A.M. Best Company were rated “A- (excellent)” or better except one pool member that was rated “B++ (good)” in 2012. The Company verifies retrocession pool participants’ ratings on a quarterly basis. For a majority of the retrocessionaires that were not rated, security in the form of letters of credit or trust assets has been given as additional security. In addition, the Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance. In addition to its third party retrocessionaires, various RGA reinsurance subsidiaries retrocede amounts in excess of their retention to RGA Reinsurance, Parkway Re, RGA Barbados, RGA Americas, Rockwood Re, Manor Reinsurance, Ltd. (“Manor Re”), RGA Worldwide or RGA Atlantic.
At December 31, 2013, the Company had $594.5 million of ceded reinsurance receivables, of which $359.2 million, or 60.4%, were with the Company’s four largest ceded reinsurers. Included in the December 31, 2013 total ceded reinsurance receivables balance were $134.1 million of claims recoverable, of which $4.2 million were in excess of 90 days past due. At December 31, 2012, the Company had $620.9 million of ceded reinsurance receivables, of which $367.5 million, or 59.2%, were with the Company’s four largest ceded reinsurers. Included in the December 31, 2012 total ceded reinsurance receivables balance were $156.0 million of claims recoverable, of which $10.4 million were in excess of 90 days past due.

The effect of reinsurance on net premiums is as follows (dollars in thousands):

Years ended December 31,	2013	2012	2011
Direct	$5,224	$3,784	$2,590
Reinsurance assumed	8,568,222	8,228,811	7,701,594
Reinsurance ceded	(319,419)	(325,999)	(368,497)
Net premiums	$8,254,027	$7,906,596	$7,335,687
The effect of reinsurance on claims and other policy benefits as follows (dollars in thousands):

Years ended December 31,	2013	2012	2011
Direct	$8,078	$3,694	$4,179
Reinsurance assumed	7,515,524	6,912,942	6,472,041
Reinsurance ceded	(219,270)	(250,637)	(251,037)
Net claims and other policy benefits	$7,304,332	$6,665,999	$6,225,183
The effect of reinsurance on life insurance in force is shown in the following schedule (dollars in millions):

Life Insurance In Force:	Direct	Assumed	Ceded	Net	Assumed/Net %
December 31, 2013	$77	$2,889,804	$36,830	$2,853,051	101.3%
December 31, 2012	76	2,927,573	38,048	2,889,601	101.3
December 31, 2011	76	2,664,353	39,987	2,624,442	101.5
At December 31, 2013 and 2012, respectively, the Company provided approximately $6.8 billion and $6.3 billion of financial reinsurance, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures, to other insurance companies under financial reinsurance transactions to assist ceding companies in meeting applicable regulatory requirements. Generally, such financial reinsurance is provided by the Company committing cash or assuming insurance liabilities, which are collateralized by future profits on the reinsured business. The Company earns a fee based on the amount of net outstanding financial reinsurance.
Reinsurance agreements, whether facultative or automatic, may provide for recapture rights on the part of the ceding company. Recapture rights permit the ceding company to reassume all or a portion of the risk formerly ceded to the reinsurer after an agreed-upon period of time, generally 10 years, or in some cases due to changes in the financial condition or ratings of the reinsurer. Recapture of business previously ceded does not affect premiums ceded prior to the recapture of such business, but would reduce premiums in subsequent periods. Additionally, some treaties give the ceding company the right to request the Company to place assets in trust for their benefit to support their reserve credits, in the event of a downgrade of the Company’s ratings to specified levels, generally non-investment grade levels, or if minimum levels of financial condition are not maintained. As of December 31, 2013 and 2012, these treaties had approximately$1,552.3 million and $1,522.1 million, respectively, in statutory reserves. Assets placed in trust continue to be owned by the Company, but their use is restricted based on the terms of the trust agreement. Securities with an amortized cost of $2,124.7 million and $2,140.7 million were held in trust to satisfy collateral requirements for reinsurance business for the benefit of certain RGA subsidiaries at December 31, 2013 and 2012, respectively. In addition, the Company’s collateral finance facility has asset in trust requirements. See Note 14 – “Collateral Finance Facility” for additional information. Securities with an amortized cost of $7,842.9 million and $7,549.0 million, as of December 31, 2013 and 2012, respectively, were held in trust to satisfy collateral requirements under certain third-party reinsurance treaties. Under certain conditions, RGA may be obligated to move reinsurance from one RGA subsidiary company to another or make payments under the treaty. These conditions include change in control or ratings of the subsidiary, insolvency, nonperformance under a treaty, or loss of reinsurance license of such subsidiary.

Note 8   DEFERRED POLICY ACQUISITION COSTS
The following reflects the amounts of policy acquisition costs deferred and amortized (dollars in thousands):

As of December 31,	2013	2012
Deferred policy acquisition costs:
Assumed	$3,573,054	$3,677,804
Retroceded	(55,258)	(58,530)
Net	$3,517,796	$3,619,274

Years ended December 31,	2013	2012	2011
Balance, beginning of year	$3,619,274	$3,543,925	$3,314,715
Capitalized
Assumed	862,767	1,081,599	947,014
Retroceded	(8,604)	(11,814)	(13,411)
Amortized (including interest):
Assumed	(826,539)	(975,844)	(820,084)
Allocated to change in value of embedded derivatives	(98,141)	(42,183)	114,877
Retroceded	11,877	14,970	14,084
Attributed to unrealized investment gains (losses)	16,181	(14,938)	(7,448)
Foreign currency changes	(59,019)	23,559	(5,822)
Balance, end of year	$3,517,796	$3,619,274	$3,543,925
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
Note 9   INCOME TAX
Pre-tax income for the years ended December 31, 2013, 2012 and 2011 consists of the following (dollars in thousands):

	2013	2012	2011
Pre-tax income - U.S.	$473,223	$644,219	$400,278
Pre-tax income - foreign	162,031	275,004	363,293
Total pre-tax income	$635,254	$919,223	$763,571
The provision for income tax expense for the years ended December 31, 2013, 2012 and 2011 consists of the following (dollars in thousands):

	2013	2012	2011
Current income tax expense (benefit):
U.S.	$(48,831)	$52,378	$(1,606)
Foreign	34,470	36,840	50,138
Total current	(14,361)	89,218	48,532
Deferred income tax expense (benefit):
U.S.	226,771	183,929	155,896
Foreign	4,007	14,183	13,098
Total deferred	230,778	198,112	168,994
Total provision for income taxes	$216,417	$287,330	$217,526

Provision for income tax expense differed from the amounts computed by applying the U.S. federal income tax statutory rate of 35% to pre-tax income as a result of the following for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	2013	2012	2011
Tax provision at U.S. statutory rate	$222,339	$321,728	$267,250
Increase (decrease) in income taxes resulting from:
Foreign tax rate differing from U.S. tax rate	(8,032)	(14,705)	(9,681)
Differences in tax basis in foreign jurisdictions	(26,484)	(21,086)	(11,584)
Deferred tax valuation allowance	26,507	635	4,147
Amounts related to tax audit contingencies	9,034	2,260	5,562
Corporate rate changes - Canada	(414)	1,374	(40,593)
Corporate rate changes - other	(1,184)	(1,070)	(1,933)
Subpart F	8,255	13,571	9,340
Foreign tax credits	(1,786)	(7,808)	(3,546)
Return to provision adjustments	(12,465)	(7,351)	(1,863)
Other, net	647	(218)	427
Total provision for income taxes	$216,417	$287,330	$217,526
Effective tax rate	34.1%	31.3%	28.5%
The American Taxpayer Relief Act of 2012 (the “Act”) was signed into law on January 2, 2013. The Act retroactively restored several expired business tax provisions, including the active financing exception. Because a change in tax law is reflected in operations in the period of enactment, the retroactive effect of the Act on the Company’s U.S. federal taxes for 2012 of a benefit of $1.0 million was recognized in 2013.
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
Total income taxes for the years ended December 31, 2013, 2012 and 2011 were as follows (dollars in thousands):

	2013	2012	2011
Provision for income taxes	$216,417	$287,330	$217,526
Income tax from OCI and additional paid-in-capital:
Net unrealized holding gain (loss) on debt and equity securities recognized for financial reporting purposes	(467,454)	246,682	275,975
Exercise of stock options	(3,125)	(2,902)	(4,934)
Foreign currency translation	12,330	(921)	1,579
Unrealized pension and post retirement	7,640	(2,779)	(8,581)
Total income taxes provided	$(234,192)	$527,410	$481,565

The tax effects of temporary differences that give rise to significant portions of the deferred income tax asset and liabilities at December 31, 2013 and 2012, are presented in the following tables (dollars in thousands):

	2013	2012
Deferred income tax assets:
Nondeductible accruals	$106,587	$77,116
Differences between tax and financial reporting amounts concerning certain reinsurance transactions	59,942	17,054
Differences in the tax basis of cash and invested assets	2,106	—
Investment income differences	108,462	109,275
Deferred acquisition costs capitalized for tax	90,187	91,886
Net operating loss carryforward	252,192	159,821
Differences in foreign currency translation	—	621
Capital loss and tax credit carryforwards	2,356	23,595
Subtotal	621,832	479,368
Valuation allowance	(102,228)	(10,100)
Total deferred income tax assets	519,604	469,268
Deferred income tax liabilities:
Deferred acquisition costs capitalized for financial reporting	1,066,351	1,082,394
Differences between tax and financial reporting amounts concerning certain reinsurance transactions	906,197	637,002
Differences in the tax basis of cash and invested assets	310,332	832,940
Investment income differences	12,959	12,719
Differences in foreign currency translation	19,704	—
Total deferred income tax liabilities	2,315,543	2,565,055
Net deferred income tax liabilities	$1,795,939	$2,095,787
Balance sheet presentation of net deferred income tax liabilities:
Included in other assets	$41,638	$24,714
Included in deferred income taxes	1,837,577	2,120,501
Net deferred income tax liabilities	$1,795,939	$2,095,787
As of December 31, 2013, a valuation allowance for deferred tax assets of approximately $102.2 million was provided on the total deferred tax assets of RGA Holdings Limited, RGA Technology Partners, Inc. ("RTP") Canadian Branch, RTP UK Branch, RGA International German Branch, RGA International Netherlands Branch, RGA International Poland Branch, Leidsche Verzekering Maatschappij N.V., RGA Reinsurance Company New Zealand Branch, RGA Reinsurance Company of Australia New Zealand Branch, RGA Capital Limited (U.K.), a portion of RGA Reinsurance Company of Australia's deferred tax assets and on RGA's deferred tax asset related to share expense for foreign entities. As of December 31, 2012 a valuation allowance for deferred tax assets of approximately $10.1 million was provided on the total deferred tax assets of RGA Holdings Limited, RTP Canadian Branch, RTP UK Branch, RGA International German Branch, RGA International Netherlands Branch, RGA International Poland Branch, and on RGA's deferred tax asset related to share expense for foreign entities. Of the total valuation allowance, $25.9 million if released will not result in a benefit to operations because the branches are taxed in multiple countries. Any dual tax is reduced through a foreign tax credit and dual loss utilization is prohibited by the dual consolidated loss rules. The Company utilizes valuation allowances when it believes, based on the weight of the available evidence, that it is more likely than not that the deferred income taxes will not be realized.
The earnings of substantially all of the Company’s foreign subsidiaries have been indefinitely reinvested in foreign operations. A provision of $4.2 million has been made for U.S. taxes on repatriation. No other provision has been made for U.S. tax or foreign withholding taxes that may be applicable upon any repatriation or sale. The determination of the unrecognized deferred tax liability for temporary differences related to investments in the Company’s foreign subsidiaries is not practicable. At December 31, 2013 and 2012, the financial reporting basis in excess of the tax basis for which no deferred taxes have been recognized was approximately $1,154.4 million and $663.9 million, respectively.
During 2013, 2012 and 2011, the Company received federal and foreign income tax refunds of approximately $2.6 million, $16.2 million and $11.1 million, respectively. The Company made cash income tax payments of approximately $113.4 million, $113.2 million and $140.1 million in 2013, 2012 and 2011, respectively. At December 31, 2013 and 2012, the Company recognized gross deferred tax assets associated with net operating losses of approximately $916.4 million and $555.4 million, respectively, $419.2 million of which will begin to expire in 2025. The remaining net operating losses have either a valuation allowance or indefinite carryforward periods. However, these net operating losses, other than the net operating losses for which there is a valuation allowance, are expected to be utilized in the normal course of business during the period allowed for carryforwards and in any event, are not expected to be lost, due to the application of tax planning strategies that management would utilize.

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
As of December 31, 2013, the Company’s total amount of unrecognized tax benefits was $279.8 million and the total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, was $40.0 million. Management believes there will be no material impact to the Company’s effective tax rate related to unrecognized tax benefits over the next 12 months.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2013, 2012 and 2011, is as follows (dollars in thousands):

	Total Unrecognized Tax Benefits
	2013	2012	2011
Beginning balance, January 1	$245,636	$194,260	$182,354
Additions for tax positions of prior years	41,228	47,438	7,968
Reductions for tax positions of prior years	(10,401)	—	—
Additions for tax positions of current year	3,338	3,938	3,938
Ending balance, December 31	$279,801	$245,636	$194,260
The Company recognized interest expense associated with uncertain tax positions in 2013, 2012 and 2011 of $7.6 million , $9.9 million and $7.1 million, respectively. As of December 31, 2013 and 2012, the Company had $57.3 million and $49.6 million, respectively, of accrued interest related to unrecognized tax benefits.
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
The Company also provides certain health care and life insurance benefits for retired employees. The health care benefits are provided through a self-insured welfare benefit plan. Employees become eligible for these benefits if they meet minimum age and service requirements. The retiree’s cost for health care benefits varies depending upon the credited years of service. The Company recorded benefits expense of approximately $4.1 million, $3.6 million, and $2.5 million in 2013, 2012 and 2011, respectively that are related to these postretirement plans. Virtually all retirees, or their beneficiaries, contribute a portion of the total cost of postretirement health benefits. Prepaid benefit costs and accrued benefit liabilities are included in other assets and other liabilities, respectively, in the Company’s consolidated balance sheets.
A December 31 measurement date is used for all of the defined benefit and postretirement plans. The status of these plans as of December 31, 2013 and 2012 is summarized below (dollars in thousands):

	December 31,
	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$112,759	$93,101	$33,953	$28,854
Service cost	8,023	7,531	1,881	1,641
Interest Cost	4,072	4,072	1,353	1,246
Participant contributions	—	—	128	122
Actuarial (gains) losses	(8,957)	13,270	(5,949)	2,341
Benefits paid	(3,347)	(5,776)	(607)	(251)
Foreign currency rate change effect	(1,355)	561	—	—
Benefit obligation at end of year	$111,195	$112,759	$30,759	$33,953

	December 31,
	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Change in plan assets:
Fair value of plan assets at beginning of year	$49,516	$41,300	$—	$—
Actual return on plan assets	6,027	5,449	—	—
Employer contributions	7,363	8,543	479	129
Participant contributions	—	—	128	122
Benefits paid and expenses	(3,347)	(5,776)	(607)	(251)
Administrative expense	—	—	—	—
Fair value of plan assets at end of year	$59,559	$49,516	$—	$—
Funded status at end of year	$(51,636)	$(63,243)	$(30,759)	$(33,953)

	December 31,
	Qualified Plans		Non-Qualified Plans(1)		Total
	2013	2012	2013	2012	2013	2012
Aggregate fair value of plan assets	$59,559	$49,516	$—	$—	$59,559	$49,516
Aggregate projected benefit obligations	63,502	62,397	47,693	50,362	111,195	112,759
Under funded	$(3,943)	$(12,881)	$(47,693)	$(50,362)	$(51,636)	$(63,243)

(1)	For non-qualified plans, there are no required funding levels.

	December 31,
	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$22,507	$37,314	$8,655	$15,472
Net prior service cost	1,981	2,506	—	—
Total	$24,488	$39,820	$8,655	$15,472

The following table presents information for qualified and non-qualified pension plans with a projected benefit obligation in excess of plan assets as of December 31, 2013 and 2012 (dollars in thousands):

	2013	2012
Projected benefit obligation	$111,195	$112,759
Fair value of plan assets	59,559	49,516

The accumulated benefit obligations for all defined benefit pension plans were $107.7 million and $106.8 million at December 31, 2013 and 2012, respectively. The following table presents information for pension plans with an accumulated benefit obligation in excess of plan assets as of December 31, 2013 and 2012 (dollars in thousands):

	2013	2012
Accumulated benefit obligation	$107,722	$106,845
Fair value of plan assets	59,559	49,516

The components of net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income were as follows (dollars in thousands):

	Pension Benefits			Other Benefits
	2013	2012	2011	2013	2012	2011
Net periodic benefit cost:
Service cost	$8,023	$7,531	$5,985	$1,881	$1,641	$1,116
Interest cost	4,072	4,072	3,916	1,353	1,246	1,035
Expected return on plan assets	(3,734)	(3,066)	(2,937)	—	—	—
Amortization of prior actuarial losses	3,270	3,439	980	868	743	353
Amortization of prior service cost	373	376	399	—	—	—
Settlements	—	841	—	—	—	—
Net periodic benefit cost	12,004	13,193	8,343	4,102	3,630	2,504
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial (gains) losses	(11,250)	10,888	18,561	(5,949)	2,341	8,348
Prior service cost	—	—	—	—	—	—
Amortization of actuarial (gains) losses	(3,270)	(3,439)	(980)	(868)	(743)	(353)
Amortization of prior service cost (credit)	(373)	(376)	(399)	—	—	—
Settlements	—	(841)	—	—	—	—
Foreign exchange translations and other adjustments	(439)	219	(196)	—	—	—
Total recognized in other comprehensive income	(15,332)	6,451	16,986	(6,817)	1,598	7,995
Total recognized in net periodic benefit cost and other comprehensive income	$(3,328)	$19,644	$25,329	$(2,715)	$5,228	$10,499

The Company expects to contribute to the plans $5.7 million in pension benefits and $0.4 million in other benefits during 2014.
The following benefit payments, which reflect expected future service as appropriate, are expected to be paid (dollars in thousands):

	Pension Benefits	Other Benefits
2014	$5,730	$431
2015	5,860	502
2016	8,500	594
2017	7,148	685
2018	7,936	776
2019-2023	47,544	5,388
The estimated net loss and prior service cost for the defined benefit pension plans and post-retirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $1.7 million and $0.4 million, respectively.
Assumptions
Weighted average assumptions used to determine the accumulated benefit obligation and net benefit cost or income for the year ended December 31:

	Pension Benefits			Other Benefits
	2013	2012	2011	2013	2012	2011
Discount rate used to determine benefit obligation	4.45%	3.80%	4.48%	5.05%	4.15%	4.50%
Discount rate used to determine net benefit cost or income	3.83%	4.12%	5.22%	4.15%	4.50%	5.40%
Expected long-term rate of return on plan assets	7.35%	7.75%	7.75%	—%	—%	—%
Rate of compensation increases	4.21%	4.20%	4.20%	—%	—%	—%
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
The assumed health care cost trend rates used in measuring the accumulated non-pension post-retirement benefit obligation were as follows:

	December 31,
	2013	2012
Pre-Medicare eligible claims	9% down to 5% in 2017	9% down to 5% in 2016
Medicare eligible claims	9% down to 5% in 2017	9% down to 5% in 2015
Assumed health care cost trend rates may have a significant effect on the amounts reported for health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects (dollars in thousands):

	One Percent Increase	One Percent Decrease
Effect on total of service and interest cost components	$869	$(648)
Effect on accumulated postretirement benefit obligation	$6,813	$(5,228)
Plan Assets
Target allocations of assets are determined with the objective of maximizing returns and minimizing volatility of net assets through adequate asset diversification and partial liability immunization. Adjustments are made to target allocations based on the Company’s assessment of the effect of economic factors and market conditions. The target allocations for plan assets are 60% equity securities and 40% debt securities as of December 31, 2013 and 2012. The Company’s plan assets are primarily invested in mutual funds. The mutual funds include holdings of S&P 500 securities, large-cap securities, mid-cap securities, small-cap securities, international securities, corporate debt securities, U.S. and other government securities, mortgage-related securities and cash.
Equity and debt securities are exposed to various risks, such as interest rate risk, credit risk, and overall market volatility. Due to the level of risk associated with certain investment securities, changes in the values of investment securities will occur and any change would affect the amounts reported in the financial statements.
The fair values of the Company’s pension plan assets as of December 31, 2013 and 2012 are summarized below (dollars in thousands):

	December 31, 2013
		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
Mutual Funds(1)	$59,485	$59,485	$—	$—
Cash	74	74	—	—
Total	$59,559	$59,559	$—	$—

(1)	Mutual funds were invested 33% in U.S. equity funds, 26% in U.S. fixed income funds, 25% in non-U.S. equity funds and 16% in other.

	December 31, 2012
		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
Mutual Funds(2)	$49,456	$49,456	$—	$—
Cash	60	60	—	—
Total	$49,516	$49,516	$—	$—

(2)	Mutual funds were invested 42% in U.S. equity funds, 39% in U.S. fixed income funds, 16% in non-U.S. equity funds and 3% in other.
As of December 31, 2013 and 2012, the Company classified all of its pension plan assets in the Level 1 category as quoted prices in active markets are available for these assets. See Note 6 – “Fair Value of Asset and Liabilities” for additional detail on the fair value hierarchy.
Savings and Investment Plans
Certain subsidiaries of RGA also sponsor saving and investment plans under which a portion of employee contributions are matched. Subsidiary contributions to these plans, which are partially tied to RGA’s financial results, were $7.3 million, $6.4 million and $5.1 million in 2013, 2012 and 2011, respectively.

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
Statutory net income, and capital and surplus of the Company’s insurance subsidiaries, determined in accordance with statutory accounting practices prescribed by the applicable state insurance department or local regulatory authority are as follows (dollars in thousands):

	Statutory Capital & Surplus		Statutory Net Income (Loss)
	2013	2012	2013	2012	2011
RGA Reinsurance (U.S.)	$1,550,070	$1,644,589	$115,814	$3,497	$129,717
RCM (U.S.)	1,633,356	1,692,200	109,084	58,549	37,142
RGA Canada	767,108	725,738	89,428	95,861	102,229
RGA Barbados	716,116	596,388	70,941	81,942	149,015
RGA Australia	406,437	437,055	(36,548)	37,180	47,211
RGA Atlantic	379,889	449,769	(27,159)	91,898	70,160
RGA Americas	261,404	330,064	50,833	59,531	65,283
Other reinsurance subsidiaries	1,004,479	818,759	255,418	(428,049)	(439,625)
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
The licensing orders of the Company’s special purpose companies stipulate a minimum amount of capital required based on the purpose of the entity and the underlying business. These companies are subject to enhanced oversight by the regulator which includes filing detailed plans of operations before commencing operations or making material changes to existing agreements or entering into new agreements. Each of the Company’s Special Purpose Life Reinsurance Captives (“SPLRC”) exceeded the minimum capital requirements for all periods presented herein, except for Timberlake Re in 2012. See Note 14 – “Collateral Finance Facility” for additional information.
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
The state of domicile of certain of the Company’s SPLRCs follow prescribed accounting practices differing from NAIC statutory accounting practices (“NAIC SAP”) applicable to their statutory financial statements. Specifically, these prescribed practices require that surplus note interest accrued but not approved for payment be reported as a direct reduction of surplus and an addition to the surplus note balance. Under NAIC SAP, surplus note interest is not to be reported until approved for payment and is reported as a reduction of net investment income in the Summary of Operations. In addition, these prescribed practices allow the SPLRC to reflect letters of credit issued for its benefit as an admitted asset and a direct credit to unassigned surplus. Under NAIC SAP, letters of credit issued on behalf of the reporting company are not reported on the balance sheet.

A reconciliation of the Company’s surplus between NAIC SAP and practices prescribed by the state of domicile is shown below (dollars in thousands):

	December 31,
	2013	2012
Prescribed practice – surplus note	$343,780	$230,291
Prescribed practice – letters of credit	(436,300)	(488,000)
Surplus (deficit) – NAIC SAP	$(92,520)	$(257,709)
RCM and RGA Reinsurance are subject to Missouri statutory provisions that restrict the payment of dividends. They may not pay dividends in any 12-month period in excess of the greater of the prior year’s statutory operating income or 10% of capital and surplus at the preceding year-end, without regulatory approval. The applicable statutory provisions only permit an insurer to pay a shareholder dividend from unassigned surplus. Any dividends paid by RGA Reinsurance would be paid to RCM, its parent company, which in turn has restrictions related to its ability to pay dividends to RGA. The assets of RCM consist primarily of its investment in RGA Reinsurance. As of January 1, 2014, RCM and RGA Reinsurance could pay maximum dividends, without prior approval, of approximately $145.9 million and $155.0 million, respectively. The Missouri Department of Insurance, Financial Institution and Professional Registration, allows RCM to pay a dividend to RGA to the extent RCM received the dividend from RGA Reinsurance, without limitation related to the level of unassigned surplus. Dividend payments by other subsidiaries are subject to regulations in the jurisdiction of domicile.
There are no regulatory restrictions that limit the payment of dividends by RGA, except those generally applicable to Missouri corporations. Dividends are payable by Missouri corporations only under the circumstances specified in The General and Business Corporation Law of Missouri. RGA would not be permitted to pay common stock dividends if there is any accrued and unpaid interest on its 6.20% Subordinated Debentures due 2042 and its 6.75% Junior Subordinated Debentures due 2065. Furthermore, the ability of RGA to pay dividends is dependent on business conditions, income, cash requirements of the Company, receipt of dividends from its subsidiaries, financial covenant provisions and other relevant factors.
Note 12    COMMITMENTS AND CONTINGENT LIABILITIES
At December 31, 2013, the Company’s commitments to fund investments were $239.5 million in limited partnerships, $4.6 million in commercial mortgage loans, $22.0 million in private placements and $37.0 million in bank loans, including revolving credit agreements. At December 31, 2012, the Company’s commitments to fund investments were $176.7 million in limited partnerships, $22.2 million in commercial mortgage loans and $68.5 million in bank loans, including revolving credit agreements. The Company anticipates that the majority of its current commitments will be invested over the next five years; however, these commitments could become due any time at the request of the counterparties. Investments in limited partnerships and private placements are carried at cost or reported using the equity method and included in other invested assets in the consolidated balance sheets. Bank loans are carried at fair value and included in fixed maturities available-for-sale.
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
The Company has obtained bank letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions. At December 31, 2013 and 2012, there were approximately $210.3 million and $45.4 million, respectively, of undrawn outstanding bank letters of credit in favor of third parties. Additionally, the Company utilizes letters of credit primarily to secure reserve credits when it retrocedes business to its subsidiaries, including Parkway Re, Rockwood Reinsurance Company (“Rockwood Re”), Timberlake Financial, RGA Americas, RGA Barbados and RGA Atlantic. The Company cedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions such as the U.S. and the United Kingdom. As of December 31, 2013 and 2012, $995.5 million and $763.5 million, respectively, in undrawn letters of credit from various banks were outstanding, primarily backing reinsurance between the various subsidiaries of the Company. The banks providing letters of credit to the Company are included on the NAIC list of approved banks.

The Company maintains seven credit facilities, a syndicated revolving credit facility with a capacity of $850.0 million and six letter of credit facilities with a combined capacity of $880.9 million. The Company may borrow cash and obtain letters of credit in multiple currencies under its syndicated revolving credit facility. The following table provides additional information on the Company’s credit facilities as of December 31, 2013 and 2012 (dollars in millions):

		Amount Utilized(1) December 31,
Facility Capacity	Maturity Date	2013	2012	Basis of Fees
$850.0	December 2015	$67.6	$402.9	Senior unsecured long-term debt rating
200.0	September 2019	200.0	200.0	Fixed
120.0	May 2016	85.1	100.0	Fixed
270.0	November 2017	270.0	—	Fixed
100.0	June 2017	89.4	—	Fixed
58.4	November 2014	58.4	—	Fixed
132.5	March 2019	132.5	—	Fixed

(1)	Represents issued but undrawn letters of credit. There was no cash borrowed for the periods presented.
Fees associated with the Company’s other letters of credit are not fixed for periods in excess of one year and are based on the Company’s ratings and the general availability of these instruments in the marketplace. Total fees expensed associated with the Company’s letters of credit were $9.8 million, $7.3 million and $4.9 million for the years ended December 31, 2013, 2012 and 2011, respectively, and are included in policy acquisition costs and other insurance expenses.
RGA has issued guarantees to third parties on behalf of its subsidiaries for the payment of amounts due under certain reinsurance treaties, securities borrowing arrangements, financing arrangements and office lease obligations, whereby if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. In limited circumstances, treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA’s subsidiary is relatively new, unrated, or not of a significant size, relative to the ceding company. Liabilities supported by the treaty guarantees, before consideration for any legally offsetting amounts due from the guaranteed party, totaled $826.9 million and $686.0 million as of December 31, 2013 and 2012, respectively, and are reflected on the Company’s consolidated balance sheets in future policy benefits. As of December 31, 2013 and 2012, the Company’s exposure related to treaty guarantees, net of assets held in trust, was $647.9 million and $463.5 million, respectively. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to borrowed securities provide additional security to third parties should a subsidiary fail to return the borrowed securities when due. As of December 31, 2013 and 2012, RGA’s obligation related to borrowed securities guarantees was $93.0 million and $87.5 million, respectively. There were no amounts guaranteed under financing arrangements as of December 31, 2013 and 2012. RGA has issued payment guarantees on behalf of two of its subsidiaries in the event the subsidiaries fail to make payment under their office lease obligations, the exposure of which was $8.3 million and $10.1 million as of December 31, 2013 and 2012, respectively.
Manor Re has obtained $300.0 million of collateral financing through 2020 from an international bank which enabled Manor Re to deposit assets in trust to support statutory reserve credit for an affiliated reinsurance transaction. The bank has recourse to RGA should Manor Re fail to make payments or otherwise not perform its obligations under this financing.
RGA, through wholly-owned subsidiaries, has committed to provide statutory reserve support to third-parties through 2035, in exchange for a fee, by funding loans if certain defined events occur. Such statutory reserves are required under the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX for term life insurance policies and Regulation A-XXX for universal life secondary guarantees). The third-parties have recourse to RGA should the subsidiary fail to provide the required funding, however, as of December 31, 2013, the Company does not believe that it will be required to provide any funding under these commitments as the occurrence of the defined events is considered remote. The following table presents information about these commitments (dollars in millions):

	Maximum Potential Obligation
Commitment Period	2013	2012
2026	$500.0	$—
2033	1,350.0	—
2035	—	560.0
2036	1,250.0	—
In addition, the Company indemnifies its directors and officers as provided in its charters and by-laws. Since this indemnity generally is not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under this indemnity in the future.

The Company leases office space and furniture and equipment under non-cancelable operating lease agreements, which expire at various dates. Future minimum office space annual rentals under non-cancelable operating leases along with associated sublease income at December 31, 2013 are as follows (dollars in thousands):

	Operating Leases	Sublease Income
2014	$16,905	$827
2015	10,862	827
2016	8,434	776
2017	5,638	160
2018	4,466	—
Thereafter	15,489	—
Rent expenses amounted to approximately $18.5 million, $19.5 million and $18.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Note 13     DEBT
The Company’s long-term debt consists of the following (dollars in thousands):

	2013	2012
$400 million 6.20% Subordinated Debentures due 2042	$400,000	$400,000
$400 million 6.75% Junior Subordinated Debentures due 2065	318,729	318,727
$400 million 4.70% Senior Notes due 2023	398,533	—
$400 million 5.00% Senior Notes due 2021	398,362	398,141
$400 million 6.45% Senior Notes due 2019	399,602	399,534
$300 million 5.625% Senior Notes due 2017	299,124	298,851
Long-term Debt	$2,214,350	$1,815,253
On September 19, 2013, RGA issued 4.70% Senior Notes due September 15, 2023 with a face amount of $400.0 million. These senior notes have been registered with the Securities and Exchange Commission. The net proceeds from the offering were approximately $395.1 million and will be used for general corporate purposes. Capitalized issue costs were approximately$3.4 million.
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
The Company may borrow up to $850.0 million in cash and obtain letters of credit in multiple currencies on its revolving credit facility that expires in December 2015. As of December 31, 2013 and 2012, respectively, the Company had no cash borrowings outstanding and $67.6 million and $402.9 million in issued, but undrawn, letters of credit under this facility. As of December 31, 2013 and 2012, the average interest rate on long-term debt outstanding was 5.76% and 5.99%, respectively.
Certain of the Company’s debt agreements contain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of consolidated net worth, maximum ratios of debt to capitalization and change of control provisions. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the various agreements. Additionally, the Company’s debt agreements contain cross-default covenants, which would make outstanding borrowings immediately payable in the event of a material uncured covenant default under any of the agreements, including, but not limited to, non-payment of indebtedness when due for an amount in excess of $100.0 million, bankruptcy proceedings, or any other event which results in the acceleration of the maturity of indebtedness. As of December 31, 2013 and 2012, the Company had $2,214.4 million and $1,815.3 million, respectively, in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, and the Company’s ability to raise additional funds. Repayments of debt due over the next five years total $300.0 million, due 2017.
Note 14     COLLATERAL FINANCE FACILITY
In June 2006, RGA’s subsidiary, Timberlake Financial L.L.C. (“Timberlake Financial”), issued $850.0 million of Series A Floating Rate Insured Notes due June 2036 in a private placement. The notes were issued to fund the collateral requirements for statutory reserves required by the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX) on specified term life insurance policies reinsured by RGA Reinsurance and retroceded to Timberlake Re. Proceeds from the notes, along with a $112.8 million direct investment by the Company, were deposited into a series of accounts that collateralize the notes and are not available to satisfy the general obligations of the Company. As of December 31, 2013 and 2012, respectively, the Company held assets in trust and in custody of $913.5 million and $909.2 million, of which $20.5 million and $33.2 million were held in a Debt Service Coverage account to cover interest payments on the notes. Interest on the notes accrues at an annual rate of 1-month LIBOR plus a base rate margin, payable monthly and totaled $5.1 million, $6.9 million and $7.1 million in 2013, 2012 and 2011, respectively. The payment of interest and principal on the notes is insured through a financial guaranty insurance policy by a monoline insurance company whose parent company emerged from Chapter 11 bankruptcy in 2013. The notes represent senior, secured indebtedness of Timberlake Financial without legal recourse to RGA or its other subsidiaries.
Timberlake Financial relies primarily upon the receipt of interest and principal payments on a surplus note and dividend payments from its wholly-owned subsidiary, Timberlake Re, a South Carolina captive insurance company, to make payments of interest and principal on the notes. The ability of Timberlake Re to make interest and principal payments on the surplus note and dividend payments to Timberlake Financial is contingent upon the South Carolina Department of Insurance’s regulatory approval. As of December 31, 2013 and 2012, respectively, Timberlake Re’s capital and surplus totaled $51.5 million and $33.1 million. Timberlake Re's capital and surplus is expected to remain above $35.0 million. Since Timberlake Re’s capital and surplus previously fell below the minimum requirement in its licensing order of $35.0 million, it has been required, since the second quarter of 2011, to request approval on a quarterly rather than annual basis and provide additional scenario testing results. Approval to pay interest on the surplus note was granted through March 28, 2014.
During 2013, the Company repurchased $160.0 million face amount of the Timberlake Financial notes for $112.0 million, which was the market value at the date of the purchase. The notes were purchased by RGA Reinsurance. As a result, the Company recorded pre-tax gains of $46.5 million, after fees, in other revenues in 2013.
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

Note 15     SEGMENT INFORMATION
The Company has five geographic-based or function-based operational segments: U.S., Canada, Europe & South Africa, Asia Pacific and Corporate and Other. The U.S. segment is further segmented into traditional and non-traditional businesses, with the prior years reclassified to conform to the current year presentation. The U.S. operations provide individual life, long-term care, group life and health reinsurance, annuity and financial reinsurance products. The Canada operations provide insurers with reinsurance of individual life products as well as creditor reinsurance, group life and health reinsurance, non-guaranteed critical illness products and longevity reinsurance. Europe & South Africa operations include traditional life reinsurance and critical illness business from Europe & South Africa, in addition to other markets the Company is developing. Asia Pacific operations provide primarily traditional and group life reinsurance, critical illness and, to a lesser extent, financial reinsurance. Corporate and Other includes results from, among others, RGA Technology Partners, Inc., a wholly-owned subsidiary that develops and markets technology solutions for the insurance industry and the investment income and expense associated with the Company’s collateral finance facility. The Company measures segment performance based on income before income taxes.

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

For the years ended December 31,	2013	2012	2011
Revenues:
U.S. Traditional	$5,068,632	$4,846,515	$4,522,751
U.S. Non-Traditional	962,818	876,119	392,304
Canada	1,185,017	1,140,264	1,056,031
Europe & South Africa	1,421,488	1,372,291	1,249,859
Asia Pacific	1,541,459	1,495,545	1,430,414
Corporate and Other	138,939	110,177	178,179
Total	$10,318,353	$9,840,911	$8,829,538

For the years ended December 31,	2013	2012	2011
Income (loss) before income taxes:
U.S. Traditional	$371,563	$368,095	$363,964
U.S. Non-Traditional	245,649	268,315	61,673
Canada	164,318	186,971	164,953
Europe & South Africa	89,122	73,947	83,102
Asia Pacific	(235,211)	45,378	42,234
Corporate and Other	(187)	(23,483)	47,645
Total	$635,254	$919,223	$763,571
The loss before income taxes for the year ended December 31, 2013 in the Asia Pacific segment reflects an increase in Australian group claims liabilities related to total and permanent disability coverage and disability income benefits as well as poor claims experience in the Australian operation's individual lump sum and individual disability businesses.

For the years ended December 31,	2013	2012	2011
Interest expense:
Corporate and Other	$124,307	$105,348	$102,638
Total	$124,307	$105,348	$102,638

For the years ended December 31,	2013	2012	2011
Depreciation and amortization:
U.S. Traditional	$563,440	$555,573	$513,673
U.S. Non-Traditional	213,745	225,910	(46,407)
Canada	193,878	182,914	168,874
Europe & South Africa	56,302	69,718	58,714
Asia Pacific	56,724	154,362	191,957
Corporate and Other	3,490	4,040	9,002
Total	$1,087,579	$1,192,517	$895,813

The table above includes amortization of deferred acquisition costs, including the effect from investment related gains and losses.

For the years ended December 31,	2013	2012
Assets:
U.S. Traditional	$13,213,585	$12,555,467
U.S. Non-Traditional	11,716,908	12,368,896
Canada	4,103,730	3,764,002
Europe & South Africa	2,476,593	2,235,199
Asia Pacific	3,423,269	3,208,732
Corporate and Other	4,740,388	6,228,142
Total	$39,674,473	$40,360,438
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
No individual client generated 10% or more of the Company’s total gross premiums on a consolidated basis in 2013, 2012 and 2011. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.
Note 16     EQUITY BASED COMPENSATION
The Company adopted the RGA Flexible Stock Plan (the “Plan”) in February 1993, as amended, and the Flexible Stock Plan for Directors (the “Directors Plan”) in January 1997, as amended, (collectively, the “Stock Plans”). The Stock Plans provide for the award of benefits (collectively “Benefits”) of various types, including stock options, stock appreciation rights (“SARs”), restricted stock, performance shares, cash awards, and other stock-based awards, to key employees, officers, directors and others performing significant services for the benefit of the Company or its subsidiaries. As of December 31, 2013, shares authorized for the granting of Benefits under the Plan and the Directors Plan totaled 13,360,077 and 212,500 respectively. The Company uses treasury shares or shares made available from authorized but unissued shares to support the future exercise of options or settlement of awards granted under its stock plans.
Equity-based compensation expense of $20.3 million, $28.5 million, and $23.1 million related to grants or awards under the Stock Plans was recognized in 2013, 2012 and 2011, respectively. Equity-based compensation expense is principally related to the issuance of stock options, performance contingent restricted units, stock appreciation rights and restricted stock.
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

	Stock Options
	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in millions)	Performance Contingent Units
Outstanding January 1, 2011	3,382,316	$41.91		701,542
Granted	503,259	$59.74		222,580
Exercised / Lapsed	(736,452)	$35.26		(146,638)
Forfeited	(42,243)	$45.50		(21,818)
Outstanding December 31, 2011	3,106,880	$46.30		755,666
Granted	685,331	$56.65		257,679
Exercised / Lapsed	(287,485)	$29.96		(282,035)
Forfeited	(50,331)	$52.89		(25,980)
Outstanding December 31, 2012	3,454,395	$49.63		705,330
Granted	748,577	$58.77		261,322
Exercised / Lapsed	(811,684)	$44.89		(224,377)
Forfeited	(40,028)	$53.85		(29,934)
Outstanding December 31, 2013	3,351,260	$52.77	$20.1	712,341
Options exercisable	2,228,677	$50.64	$18.1
The intrinsic value of options exercised was $11.3 million, $11.2 million, and $12.5 million for 2013, 2012 and 2011, respectively.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of 12/31/2013	Weighted-Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable as of 12/31/2013	Weighted-Average Exercise Price
$25.00 - $34.99	430,897	5.0	$32.20	430,897	$32.20
$35.00 - $44.99	726	—	$39.61	726	$39.61
$45.00 - $54.99	621,030	4.5	$47.20	498,191	$47.25
$55.00 +	2,298,607	7.2	$58.13	1,298,863	$58.07
Totals	3,351,260	6.4	$52.77	2,228,677	$50.64
The Black-Scholes model was used to determine the fair value recognized in the financial statements of stock options that have been granted. The Company used daily historical volatility when calculating stock option values. The benchmark rate is based on observed interest rates for instruments with maturities similar to the expected term of the stock options. Dividend yield is determined based on historical dividend distributions compared to the price of the underlying common stock as of the valuation date and held constant over the life of the stock options. The Company estimated expected life using the historical average years to exercise or cancellation. The per share weighted-average fair value of stock options granted during 2013, 2012 and 2011 was $18.58, $19.65 and $22.73 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2013-expected dividend yield of 1.63%, benchmark interest rate of 1.36%, expected life of 6.8 years, and an expected rate of volatility of the stock of 35.4% over the expected life of the options; 2012—expected dividend yield of 1.27%, benchmark interest rate of 1.38%, expected life of 6.7 years, and an expected rate of volatility of the stock of 37.2% over the expected life of the options; and 2011- expected dividend yield of 0.80%, benchmark interest rate of 2.81%, expected life of 6.7 years, and an expected rate of volatility of the stock of 35.0% over the expected life of the options.
During 2013, 2012 and 2011 the Company also issued 261,322, 257,679 and 222,580 performance contingent units (“PCUs”) to key employees at a weighted average fair value per unit of $58.77, $56.65 and $59.74, respectively. As of December 31, 2013, 257,628, 247,147 and 207,566 PCUs were outstanding from the 2013, 2012 and 2011 grants, respectively. Each PCU represents the right to receive up to two shares of Company common stock, depending on the results of certain performance measures over a three-year period. The compensation expense related to the PCUs is recognized ratably over the requisite performance period. In February 2013 and 2012, the board approved a 1.513 and 1.31 share payout for each PCU granted in 2010 and 2009, resulting in the issuance of 339,483 and 362,642 shares of common stock from treasury, respectively.
As of December 31, 2013, the total compensation cost of non-vested awards not yet recognized in the financial statements was $27.3 million. It is estimated that these costs will vest over a weighted average period of 1.9 years.
The majority of the awards granted each year under the board approved incentive compensation package and Directors Plan are made in the first quarter of each year.
Note 17   EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share on net income (in thousands, except per share information):

	2013	2012	2011
Earnings:
Net income (numerator for basic and diluted calculations)	$418,837	$631,893	$546,045
Shares:
Weighted average outstanding shares (denominator for basic calculations)	71,917	73,737	73,586
Equivalent shares from outstanding stock options	544	416	522
Diluted shares (denominator for diluted calculations)	72,461	74,153	74,108
Earnings per share:
Basic	$5.82	$8.57	$7.42
Diluted	$5.78	$8.52	$7.37
The calculation of common equivalent shares does not include the impact of options having a strike or conversion price that exceeds the average stock price for the earnings period, as the result would be antidilutive. The calculation of common equivalent shares also excludes the impact of outstanding performance contingent shares, as the conditions necessary for their issuance have not been satisfied as of the end of the reporting period. During 2013, all outstanding options were included in the calculation of common equivalent shares. Approximately 1.8 million and 1.1 million outstanding stock options were not included in the calculation of common equivalent shares during 2012 and 2011, respectively. Approximately 0.7 million, 0.7 million and 0.8 million performance contingent shares were excluded from the calculation of common equivalent shares during 2013, 2012 and 2011, respectively.

Note 18   COMPREHENSIVE INCOME
The following table presents the components of the Company’s other comprehensive income (loss) for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):
For the year ended December 31, 2013:

	Before-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Foreign currency translation adjustments:
Change arising during year	$(88,409)	$1,791	$(86,618)
Foreign currency swap	40,347	(14,121)	26,226
Net foreign currency translation adjustments	(48,062)	(12,330)	(60,392)
Unrealized gains on investments:(1)
Unrealized net holding gains arising during the year	(1,519,967)	465,740	(1,054,227)
Less: Reclassification adjustment for net gains realized in net income	9,355	(3,274)	6,081
Net unrealized gains	(1,529,322)	469,014	(1,060,308)
Change in unrealized other-than-temporary impairments on fixed maturity securities	4,456	(1,560)	2,896
Unrealized pension and postretirement benefits:
Net prior service cost arising during the year	525	(171)	354
Net loss arising during the period	21,624	(7,469)	14,155
Unrealized pension and postretirement benefits, net	22,149	(7,640)	14,509
Other comprehensive income (loss)	$(1,550,779)	$447,484	$(1,103,295)
For the year ended December 31, 2012:

	Before-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Foreign currency translation adjustments:
Change arising during year	$57,229	$(6,244)	$50,985
Foreign currency swap	(20,470)	7,165	(13,305)
Net foreign currency translation adjustments	36,759	921	37,680
Unrealized gains on investments:(1)
Unrealized net holding gains arising during the year	786,449	(275,181)	511,268
Less: Reclassification adjustment for net gains realized in net income	91,327	(31,964)	59,363
Net unrealized gains	695,122	(243,217)	451,905
Change in unrealized other-than-temporary impairments on fixed maturity securities	9,899	(3,465)	6,434
Unrealized pension and postretirement benefits:
Net prior service cost arising during the year	298	(95)	203
Net loss arising during the period	(8,347)	2,874	(5,473)
Unrealized pension and postretirement benefits, net	(8,049)	2,779	(5,270)
Other comprehensive income	$733,731	$(242,982)	$490,749
For the year ended December 31, 2011:
	Before-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Foreign currency translation adjustments:
Change arising during year	$(28,779)	$121	$(28,658)
Foreign currency swap	4,858	(1,700)	3,158
Net foreign currency translation adjustments	(23,921)	(1,579)	(25,500)
Unrealized gains on investments:(1)
Unrealized net holding gains arising during the year	1,118,586	(302,134)	816,452
Less: Reclassification adjustment for net gains realized in net income	72,841	(25,494)	47,347
Net unrealized gains	1,045,745	(276,640)	769,105
Change in unrealized other-than-temporary impairments on fixed maturity securities	(1,901)	665	(1,236)
Unrealized pension and postretirement benefits:
Net prior service cost arising during the year	460	(185)	275
Net gain arising during the period	(25,441)	8,766	(16,675)
Unrealized pension and postretirement benefits, net	(24,981)	8,581	(16,400)
Other comprehensive income	$994,942	$(268,973)	$725,969

(1)	Includes cash flow hedges. See Note 5 - “Derivative Instruments” for additional information on cash flow hedges.

A summary of the components of net unrealized appreciation (depreciation) of balances carried at fair value is as follows (dollars in thousands):

For the years ended December 31,	2013	2012	2011
Change in net unrealized appreciation (depreciation) on:
Fixed maturity securities available-for-sale	$(1,528,773)	$713,778	$1,058,505
Other investments(1)	(12,274)	6,181	(7,213)
Effect on unrealized appreciation on:
Deferred policy acquisition costs	16,181	(14,938)	(7,448)
Net unrealized appreciation (depreciation)	$(1,524,866)	$705,021	$1,043,844

(1)	Includes cash flow hedges. See Note 5 - “Derivative Instruments” for additional information on cash flow hedges.
The balance of and changes in each component of AOCI were as follows (dollars in thousands):

	Accumulated Currency Translation Adjustments	Unrealized Appreciation (Depreciation) of Investments	Pension and Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
For the year ended December 31, 2013
Balance, beginning of year	$267,475	$1,877,657	$(36,230)	$2,108,902
Change in foreign currency translation adjustments	(60,392)	—	—	(60,392)
Unrealized gain (loss) on investments(1)	—	(1,063,377)	—	(1,063,377)
Change in other-than-temporary impairment losses on fixed maturity securities	—	2,896	—	2,896
Changes in pension and other postretirement plan adjustments	—	—	11,577	11,577
Amounts reclassified from AOCI	—	3,069	2,932	6,001
Balance, end of year	$207,083	$820,245	$(21,721)	$1,005,607
For the year ended December 31, 2012
Balance, beginning of year	$229,795	$1,419,318	$(30,960)	$1,618,153
Change in foreign currency translation adjustments	37,680	—	—	37,680
Unrealized gain on investments(1)	—	451,905	—	451,905
Change in other-than-temporary impairment losses on fixed maturity securities	—	6,434	—	6,434
Changes in pension and other postretirement plan adjustments	—	—	(5,270)	(5,270)
Balance, end of year	$267,475	$1,877,657	$(36,230)	$2,108,902
For the year ended December 31, 2011
Balance, beginning of year	$255,295	$651,449	$(14,560)	$892,184
Change in foreign currency translation adjustments	(25,500)	—	—	(25,500)
Unrealized gain on investments(1)	—	769,105	—	769,105
Change in other-than-temporary impairment losses on fixed maturity securities	—	(1,236)	—	(1,236)
Changes in pension and other postretirement plan adjustments	—	—	(16,400)	(16,400)
Balance, end of year	$229,795	$1,419,318	$(30,960)	$1,618,153

(1)	Includes cash flow hedges. See Note 5 - “Derivative Instruments” for additional information on cash flow hedges.

The following table presents the amounts of AOCI reclassifications for the year ended December 31, 2013 (dollars in thousands):

Details about AOCI Components	Amount Reclassified from AOCI	Affected Line Item in Statement of Income
Unrealized gains and losses on available-for-sale securities	$9,355	Investment related gains (losses), net
Gains and losses on cash flow hedge - interest rate swap	1,012	Investment income
Deferred policy acquisition costs attributed to unrealized gains and losses(1)	(16,181)
	(5,814)	Total before tax
	2,745	Tax expense
	$(3,069)	Net of tax
Amortization of unrealized pension and postretirement benefits:
Prior service cost(2)	$(373)
Actuarial gains/(losses)(2)	(4,138)
	(4,511)	Total before tax
	1,579	Tax benefit
	$(2,932)	Net of tax

Total reclassifications for the period	$(6,001)	Net of tax

(1)	This AOCI component is included in the computation of the deferred policy acquisition cost. See Note 8 – “Deferred Policy Acquisition Costs” for additional details.

(2)	These AOCI components are included in the computation of the net periodic pension cost. See Note 10 – “Employee Benefit Plans” for additional details.
Note 19   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Years Ended December 31,
(in thousands, except per share data)
2013	First	Second	Third	Fourth
Total Revenues	$2,601,102	$2,590,642	$2,389,815	$2,736,794
Total benefits and expenses	2,322,275	2,665,400	2,188,120	2,507,304
Income before income taxes	278,827	(74,758)	201,695	229,490
Net Income	185,535	(49,612)	137,955	144,959
Earnings Per Share:
Basic earnings per share	$2.51	$(0.69)	$1.95	$2.05
Diluted earnings per share	2.49	(0.69)	1.93	2.03
Dividends declared per share	$0.24	$0.24	$0.30	$0.30
Market price of common stock
Quarter end	$59.67	$69.11	$66.99	$77.41
Common stock price, high	61.86	69.28	73.32	77.55
Common stock price, low	54.33	57.14	63.95	66.99
Total outstanding common shares - end of period	73,301	70,968	70,543	70,768
2012	First	Second	Third	Fourth
Total Revenues	$2,292,975	$2,375,753	$2,449,081	$2,723,102
Total benefits and expenses	2,112,212	2,159,861	2,247,602	2,402,013
Income before income taxes	180,763	215,892	201,479	321,089
Net Income	123,318	141,111	144,475	222,989
Earnings Per Share:
Basic earnings per share	$1.68	$1.91	$1.96	$3.02
Diluted earnings per share	1.67	1.91	1.95	3.00
Dividends declared per share	$0.18	$0.18	$0.24	$0.24
Market price of common stock
Quarter end	$59.47	$53.21	$57.87	$53.52
Common stock price, high	59.97	59.87	60.69	60.20
Common stock price, low	51.19	48.80	52.75	48.36
Total outstanding common shares—end of period	73,712	73,722	73,852	73,927
Reinsurance Group of America, Incorporated common stock is traded on the New York Stock Exchange (NYSE) under the symbol “RGA”. There were 70,615 stockholders of record of RGA’s common stock on January 31, 2014.

Note 20   SUBSEQUENT EVENT
On February 20, 2014, RGA’s board of directors authorized a share repurchase program for up to $300.0 million of the RGA’s outstanding common stock. The authorization is effective immediately and does not have an expiration date. Repurchases would be made in accordance with applicable securities laws and would be made through market transactions, block trades, privately negotiated transactions or other means or a combination of these methods, with the timing and number of shares repurchased dependent on a variety of factors, including share price, corporate and regulatory requirements and market and business conditions. Repurchases may be commenced or suspended from time to time without prior notice. In connection with this new authorization, the board of directors terminated the stock repurchase authority granted in 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Reinsurance Group of America, Incorporated
Chesterfield, Missouri
We have audited the accompanying consolidated balance sheets of Reinsurance Group of America, Incorporated and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the Index at Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Reinsurance Group of America, Incorporated and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2014, expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
St. Louis, Missouri
February 27, 2014

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
There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Financial management has documented and evaluated the effectiveness of the internal control of the Company as of December 31, 2013 pertaining to financial reporting in accordance with the criteria established in “Internal Control – Integrated Framework (1992)" by the Committee of Sponsoring Organizations of the Treadway Commission.
In the opinion of management, the Company maintained effective internal control over financial reporting as of December 31, 2013.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Reinsurance Group of America, Incorporated
Chesterfield, Missouri
We have audited the internal control over financial reporting of Reinsurance Group of America, Incorporated and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2013, of the Company and our report dated February 27, 2014, expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.
/s/ DELOITTE & TOUCHE LLP
St. Louis, Missouri
February 27, 2014

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
Scott D. Cochran, 41, is Executive Vice President, Global Acquisitions and a member of RGA's Executive Council. He is responsible for the oversight of RGA’s Global Acquisitions team, which provides support for risk, capital and strategic needs to clients across all of RGA’s markets. Until January 2011, Mr. Cochran was RGA’s Chief Risk Officer, responsible globally for enterprise risk management and various actuarial areas, and until April 2013, was also responsible for oversight of RGA’s Global Financial Solutions team. Prior to joining the Company in 2005, Mr. Cochran served in numerous product development and management roles for CNA/Swiss Re and other insurance and reinsurance organizations.
William L. Hutton, 54, is Executive Vice President, General Counsel and Secretary of the Company. He is responsible for legal services provided throughout the RGA enterprise. Mr. Hutton joined the Company in 2001 and held several positions in the legal function before becoming General Counsel in 2011. Prior to joining the Company, he served as counsel at General American and was in private practice with two law firms in St. Louis, Missouri. Mr. Hutton also serves as an officer of several RGA subsidiaries.
Donna H. Kinnaird, 62, is Senior Executive Vice President and Chief Operating Officer. She is responsible for RGA’s Alternative Distribution and Global Accounts, Products and Research & Development. She also has responsibility for various corporate functions such as Human Resources, Information Technology, Legal and Marketing and Communications. She is a member of RGA’s Executive Council. Before coming to RGA in 2012, Ms. Kinnaird was President of Swiss Re Life and Health America Inc. and President and Chief Executive Officer of its Reassure America Life Insurance Company. She has also held Chief Financial Officer and Chief Operating Officer roles in life insurance companies.
Todd C. Larson, 50, is Executive Vice President, Corporate Finance and Treasurer. Mr. Larson previously was Assistant Controller at Northwestern Mutual Life Insurance Company from 1994 through 1995 and prior to that position was an accountant for KPMG LLP from 1985 through 1993. Mr. Larson also serves as a director and officer of several RGA subsidiaries.
Jack B. Lay, 59, is Senior Executive Vice President and Chief Financial Officer. Mr. Lay is responsible for the Company’s financial and capital management as well as for its financial reporting and enterprise risk management functions. He is a member of RGA's Executive Council. Prior to joining the Company in 1994, Mr. Lay served as Second Vice President and Associate Controller at General American. In that position, he was responsible for all external financial reporting as well as merger and acquisition support. Before joining General American in 1991, Mr. Lay was a partner in the financial services practice with the St. Louis office of KPMG LLP. Mr. Lay also serves as a director and officer of several RGA subsidiaries.
Anna Manning, 55, is Executive Vice President and Head of U.S. and South/Latin American Markets.  Ms. Manning is responsible for all operations within the United States, South American and Latin American markets, including business development, pricing, underwriting, medical, claims, and operations. She is a member of RGA’s Executive Council. Until January 2011, Ms. Manning was Executive Vice President and Chief Operating Officer for RGA International Corporation. Prior to joining the Company in 2007, she was a senior consultant in the Toronto office of Towers Perrin’s Tillinghast insurance consulting practice, where she provided consulting services to insurance companies in the areas of mergers and acquisitions, financial reporting, product development, and value-added performance measurements. Before joining Tillinghast, Ms. Manning was with Manulife Financial.
Alain Néemeh, 46, is Executive Vice President, Canada and Australia Markets and a member of RGA’s Executive Council. From 2006 to 2013, Mr. Neemeh was President and Chief Executive Officer of RGA Life Reinsurance Company of Canada, Head of Global Mortality Markets and leader of the Company’s Global Pricing Integrity function. He served as Executive Vice President of Operations, and Chief Financial Officer from 2001 until 2006. He joined the finance area at RGA Canada in 1997 from KPMG, where he provided audit and other services to a variety of clients in the financial services, manufacturing and retail sectors.

Allan O'Bryant, 55, is Executive Vice President and Head of Asia Markets. He is a member of RGA’s Executive Council. Prior to joining the Company in 2010, Mr. O’Bryant was President and Chief Executive Officer of Yunzei Capital, L.L.C., a private equity firm based in both Seattle and Tokyo. He also served as a Senior Advisor to Lehman Brothers Inc. in Tokyo. Before then, he served as President of Aflac International Inc., Deputy Chief Financial Officer of Aflac, Inc., and Chairman and Chief Executive Officer of several of Aflac’s international subsidiaries.
Paul A. Schuster, 59, is Senior Executive Vice President and Head of Europe/Middle East/South Africa Markets. He is a member of RGA’s Executive Council. From 2011 to 2013 he was Senior Executive Vice President, Global Products and responsible for all of RGA’s global products. Before 2011, Mr. Schuster led RGA’s U.S. life, group, and health reinsurance businesses. He served as Senior Vice President, U.S. Division from January 1997 to December 1998. Mr. Schuster was Reinsurance Actuarial Vice President in 1995 and Senior Vice President & Chief Actuary of the Company in 1996. Prior to the formation of RGA, Mr. Schuster served as Second Vice President and Reinsurance Actuary of General American. Prior to joining General American in 1991, he served as Vice President and Assistant Director of Reinsurance Operations of the ITT Lyndon Insurance Group from 1988 to 1991 and in a variety of actuarial positions with General Reassurance Corporation from 1976 to 1988.
A. Greig Woodring, 62, is President and Chief Executive Officer of the Company. Mr. Woodring also headed the reinsurance business of General American Life Insurance Company from 1986 until the Company’s formation in December 1992. He is a member of RGA's Executive Council. He also serves as a director and officer of a number of subsidiaries of the Company.
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
The Company will provide without charge upon written or oral request, a copy of any of the Codes of Conduct or Governance Documents. Requests should be directed to Investor Relations, Reinsurance Group of America, Incorporated, 1370 Timberlake Manor Parkway, Chesterfield, MO 63017, by electronic mail (investrelations@rgare.com) or by telephone (636-300-8873).
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
The following table summarizes information regarding securities authorized for issuance under equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,093,076 (1)	$52.77 (2) (3)	2,271,086 (4)
Equity compensation plans not approved by security holders	—	—	—
Total	4,093,076 (1)	$52.77 (2) (3)	2,271,086 (4)

(1)
Includes the number of securities to be issued upon exercises under the following plans: Flexible Stock Plan - 4,063,601; Flexible Stock Plan for Directors – 6,375; and Phantom Stock Plan for Directors – 23,100.

(2)
Does not include 712,341 performance contingent units outstanding under the Flexible Stock Plan or 23,100 phantom units outstanding under the Phantom Stock Plan for Directors because those securities do not have an exercise price (i.e. a unit is a hypothetical share of Company common stock with a value equal to the fair market value of the common stock).

(3)	Reflects the blended weighted-average exercise price of outstanding options under the Flexible Stock Plan $52.77.

(4)
Includes the number of securities remaining available for future issuance under the following plans: Flexible Stock Plan – 2,217,414; Flexible Stock Plan for Directors – 37,453; and Phantom Stock Plan for Directors – 16,219.

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
On February 20, 2014, RGA’s board of directors authorized a share repurchase program for up to $300.0 million of the RGA’s outstanding common stock. The authorization is effective immediately and does not have an expiration date. In connection with this new authorization, the board of directors terminated the stock repurchase authority granted in 2013.
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
See the Index to Exhibits on page 159.

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE I-SUMMARY OF INVESTMENTS-OTHER THAN
INVESTMENTS IN RELATED PARTIES
December 31, 2013
(in millions)

Type of Investment	Cost	Fair Value	Amount at Which Shown in the Balance Sheets(1)
Fixed maturity securities:
Bonds:
United States government and government agencies and authorities	$490	$501	$501
State and political subdivisions	313	321	321
Foreign governments(2)	4,594	5,268	5,268
Public utilities	1,904	1,978	1,978
Mortgage-backed and asset-backed securities	9,793	10,133	10,133
All other corporate bonds	3,177	3,273	3,273
Total fixed maturity securities	20,271	21,474	21,474
Equity securities:
Non-redeemable preferred stock	82	82	82
Other equity securities	327	324	324
Total equity securities	409	406	406
Mortgage loans on real estate	2,487		2,487
Policy loans	1,244		1,244
Funds withheld at interest	5,772		5,772
Short-term investments	139		139
Other invested assets	919		919
Total investments	$31,241		$32,441

(1)	Fixed maturity securities are classified as available-for-sale and carried at fair value.

(2)	Includes fixed maturities directly issued by foreign governments, supranational and foreign government-sponsored enterprises.

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
December 31,
(dollars in thousands)

	2013	2012	2011
CONDENSED BALANCE SHEETS
Assets:
Fixed maturity securities available-for-sale, at fair value	$502,455	$604,896
Short-term and other investments	261,853	64,681
Cash and cash equivalents	24,137	52,680
Investment in subsidiaries	7,534,714	8,148,532
Loans to subsidiaries	1,101,751	1,025,000
Other assets	204,887	155,190
Total assets	$9,629,797	$10,050,979
Liabilities and stockholders’ equity:
Long-term debt - unaffiliated(1)	$2,294,278	$1,895,181
Long-term debt - affiliated(2)	500,000	500,000
Other liabilities	899,992	745,611
Stockholders’ equity	5,935,527	6,910,187
Total liabilities and stockholders’ equity	$9,629,797	$10,050,979
CONDENSED STATEMENTS OF INCOME
Interest / dividend income(3)	$275,215	$86,396	$245,631
Investment related gains (losses), net	1,714	4,515	1,723
Operating expenses	(21,164)	(26,431)	(32,550)
Interest expense	(162,212)	(143,260)	(111,600)
Income (loss) before income tax and undistributed earnings of subsidiaries	93,553	(78,780)	103,204
Income tax expense (benefit)	33,850	(9,566)	8,935
Net income (loss) before undistributed earnings of subsidiaries	59,703	(69,214)	94,269
Equity in undistributed earnings of subsidiaries	359,134	701,107	451,776
Net income	418,837	631,893	546,045
Other comprehensive income (loss)	21,033	9,984	(12,265)
Total comprehensive income	$439,870	$641,877	$533,780
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

(1)	Long-term debt - unaffiliated consists of the following:

	2013	2012
$400 million 6.75% Junior Subordinated Debentures due 2065	$398,657	$398,727
$400 million 6.20% Subordinated Debentures due 2042	400,000	400,000
$400 million 4.70% Senior Notes due 2023	398,533	—
$400 million 5.00% Senior Notes due 2021	398,362	398,141
$400 million 6.45% Senior Notes due 2019	399,602	399,534
$300 million 5.625% Senior Notes due 2017	299,124	298,851
Total	$2,294,278	$1,895,253
Repayments of long-term debt—unaffiliated due over the next five years total $300,000, due 2017.

(2)	Long-term debt—affiliated in 2013 and 2012 and consists of $500,000 of subordinated debt issued to various operating subsidiaries.

(3)
Interest/Dividend income includes $175,000 and $190,000 of cash dividends received from consolidated subsidiaries in 2013 and 2011, respectively. Cash dividends received from consolidated subsidiaries in 2012 were not material.

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT (continued)
December 31,
(dollars in thousands)

	2013	2012	2011
CONDENSED STATEMENTS OF CASH FLOWS
Operating activities:
Net income	$418,837	$631,893	$546,045
Equity in earnings of subsidiaries	(359,134)	(701,107)	(453,806)
Loss on retirement of trust preferred securities	—	—	4,391
Other, net	162,586	134,232	143,716
Net cash provided by operating activities	$222,289	$65,018	$240,346
Investing activities:
Sales of fixed maturity securities available-for-sale	$176,062	$122,212	$171,791
Purchases of fixed maturity securities available-for-sale	(103,566)	(213,548)	(116,010)
Purchases of subsidiary debt securities	(76,751)	(250,000)	(475,000)
Maturities of subsidiary debt securities	—	—	50,000
Purchase of a business, net of cash acquired of $9,709	(2,805)	—	—
Change in short-term investments	(96,967)	—	—
Change in other invested assets	(79,023)	5,718	(2,055)
Capital contributions to subsidiaries	(144,459)	(70,431)	(105,575)
Net cash used in investing activities	(327,509)	(406,049)	(476,849)
Financing activities:
Dividends to stockholders	(77,642)	(61,945)	(44,229)
Purchases of treasury stock	(269,204)	(6,924)	(380,345)
Excess tax benefits from share-based payment arrangement	—	416	4,933
Exercise of stock options, net	28,390	(3,087)	6,449
Principal payments on debt	—	—	(200,000)
Maturity of trust preferred securities	—	—	(159,473)
Proceeds from unaffiliated long-term debt issuance	398,533	400,000	397,788
Debt issuance costs	(3,400)	(6,255)	(3,400)
Proceeds from affiliated long-term debt issuance	—	—	500,000
Proceeds from redemption and remarketing of trust preferred securities	—	—	154,588
Net cash provided by financing activities	76,677	322,205	276,311
Net change in cash and cash equivalents	(28,543)	(18,826)	39,808
Cash and cash equivalents at beginning of year	52,680	71,506	31,698
Cash and cash equivalents at end of year	$24,137	$52,680	$71,506
Supplementary information:
Cash paid for interest	$141,615	$130,047	$98,809
Cash paid for income taxes, net of refunds	$82,000	$30,500	$—

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION
(dollars in thousands)

	As of December 31,
	Deferred Policy Acquisition Costs		Future Policy Benefits and Interest-Sensitive Contract Liabilities		Other Policy Claims and Benefits Payable
	Assumed	Ceded	Assumed	Ceded	Assumed	Ceded
2013
U.S. Traditional operations	$1,621,623	$(30,523)	$7,541,617	$(244,897)	$1,260,329	$(73,798)
U.S. Non-Traditional operations	884,377	—	11,240,138	—	16,045	—
Canada operations	259,575	(483)	2,963,561	(233,735)	206,245	(8,952)
Europe & South Africa operations	311,499	(9,492)	1,093,285	(36,696)	831,974	(35,328)
Asia Pacific operations	495,980	(14,760)	1,675,887	(68,292)	1,244,298	(25,041)
Corporate and Other	—	—	299,845	—	12,870	(190)
Total	$3,573,054	$(55,258)	$24,814,333	$(583,620)	$3,571,761	$(143,309)
2012
U.S. Traditional operations	$1,559,482	$(32,453)	$7,033,889	$(231,383)	$1,194,461	$(88,649)
U.S. Non-Traditional operations	1,039,180	—	11,784,670	—	17,646	—
Canada operations	271,656	(510)	3,007,476	(236,586)	210,334	(20,460)
Europe & South Africa operations	332,780	(10,599)	887,404	(36,097)	712,392	(20,570)
Asia Pacific operations	474,705	(14,967)	1,712,908	(77,015)	1,015,119	(36,534)
Corporate and Other	—	—	300,011	(7)	10,298	(255)
Total	$3,677,803	$(58,529)	$24,726,358	$(581,088)	$3,160,250	$(166,468)

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION (continued)
(dollars in thousands)

	Year ended December 31,
	Premium Income	Net Investment Income	Policyholder Benefits and Interest Credited	Amortization of DAC	Other Operating Expenses
2013
U.S. Traditional operations	$4,518,051	$542,657	$(3,981,276)	$(471,178)	$(244,614)
U.S. Non-Traditional operations	22,521	721,282	(443,393)	(185,396)	(88,380)
Canada operations	962,311	204,851	(758,565)	(178,566)	(83,569)
Europe & South Africa operations	1,331,559	55,604	(1,165,432)	(41,628)	(125,306)
Asia Pacific operations	1,419,828	91,927	(1,431,373)	(36,035)	(309,262)
Corporate and Other	(243)	83,544	(807)	—	(138,319)
Total	$8,254,027	$1,699,865	$(7,780,846)	$(912,803)	$(989,450)
2012
U.S. Traditional operations	$4,308,780	$535,589	$(3,788,384)	$(461,117)	$(228,919)
U.S. Non-Traditional operations	14,095	498,499	(335,581)	(193,492)	(78,731)
Canada operations	915,764	190,337	(706,744)	(167,614)	(78,935)
Europe & South Africa operations	1,308,462	45,576	(1,134,219)	(50,174)	(113,951)
Asia Pacific operations	1,350,330	83,387	(1,081,010)	(130,660)	(238,497)
Corporate and Other	9,165	82,818	24	—	(133,684)
Total	$7,906,596	$1,436,206	$(7,045,914)	$(1,003,057)	$(872,717)
2011
U.S. Traditional operations	$3,979,489	$495,650	$(3,518,170)	$(424,523)	$(216,094)
U.S. Non-Traditional operations	13,189	362,886	(269,631)	79,097	(140,097)
Canada operations	835,298	188,304	(673,105)	(146,680)	(71,293)
Europe & South Africa operations	1,194,477	44,351	(1,001,921)	(35,833)	(129,003)
Asia Pacific operations	1,304,490	84,837	(1,077,982)	(162,926)	(147,272)
Corporate and Other	8,744	105,169	(768)	(258)	(129,508)
Total	$7,335,687	$1,281,197	$(6,541,577)	$(691,123)	$(833,267)

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE IV—REINSURANCE
(in millions)

	As of or for the Year ended December 31,
	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amounts	Percentage of Amount Assumed to Net
2013
Life insurance in force	$77	$36,830	$2,889,804	$2,853,051	101.3%
Premiums
U.S. Traditional operations	$5.2	$145.4	$4,658.2	$4,518.0	103.1%
U.S. Non-Traditional operations	—	44.7	67.2	22.5	298.7
Canada operations	—	54.2	1,016.5	962.3	105.6
Europe & South Africa operations	—	28.1	1,359.7	1,331.6	102.1
Asia Pacific operations	—	47.0	1,466.8	1,419.8	103.3
Corporate and Other	—	—	(0.2)	(0.2)	100.0
Total	$5.2	$319.4	$8,568.2	$8,254.0	103.8%
2012
Life insurance in force	$76	$38,048	$2,927,573	$2,889,601	101.3%
Premiums
U.S. Traditional operations	$3.8	$151.6	$4,456.6	$4,308.8	103.4%
U.S. Non-Traditional operations	—	50.5	64.6	14.1	458.2
Canada operations	—	52.9	968.6	915.7	105.8
Europe & South Africa operations	—	29.5	1,338.0	1,308.5	102.3
Asia Pacific operations	—	41.5	1,391.8	1,350.3	103.1
Corporate and Other	—	—	9.2	9.2	100.0
Total	$3.8	$326.0	$8,228.8	$7,906.6	104.1%
2011
Life insurance in force	$76	$39,987	$2,664,353	$2,624,442	101.5%
Premiums
U.S. Traditional operations	$2.6	$144.7	$4,121.6	$3,979.5	103.6%
U.S. Non-Traditional operations	—	52.3	65.5	13.2	496.2
Canada operations	—	104.7	940.1	835.3	112.6
Europe & South Africa operations	—	30.0	1,224.4	1,194.5	102.5
Asia Pacific operations	—	36.8	1,341.3	1,304.5	102.8
Corporate and Other	—	—	8.7	8.7	100.0
Total	$2.6	$368.5	$7,701.6	$7,335.7	105.0%

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE V—VALUATION AND QUALIFYING ACCOUNTS
(in millions)

Description	Balance at Beginning of Period	Charges to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
2013
Allowance on income taxes	$10.1	$23.5	$68.6	$—	$102.2
Valuation allowance for mortgage loans	11.6	1.9	—	3.4	10.1
2012
Allowance on income taxes	$8.6	$—	$1.6	$0.1	$10.1
Valuation allowance for mortgage loans	11.8	6.3	—	6.5	11.6
2011
Allowance on income taxes	$3.9	$—	$5.4	$0.7	$8.6
Valuation allowance for mortgage loans	6.2	9.5	—	3.9	11.8

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Reinsurance Group of America, Incorporated.

By:	/s/ A. Greig Woodring
A. Greig Woodring
President and Chief Executive Officer

Date: February 27, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2014.

Signatures			Title

	/s/ J. Cliff Eason	February 27, 2014*	Chairman of the Board and Director
J. Cliff Eason

	/s/ A. Greig Woodring	February 27, 2014	President, Chief Executive Officer,
	A. Greig Woodring		and Director
(Principal Executive Officer)

	/s/ William J. Bartlett	February 27, 2014*	Director
William J. Bartlett

	/s/ Arnoud W.A. Boot	February 27, 2014*	Director
Arnoud W.A. Boot

	/s/ John F. Danahy	February 27, 2014*	Director
John F. Danahy

	/s/ Christine R. Detrick	February 27, 2014*	Director
Christine R. Detrick

	/s/ Alan C. Henderson	February 27, 2014*	Director
Alan C. Henderson

	/s/ Joyce A. Phillips	February 27, 2014*	Director
Joyce A. Phillips

	/s/ Frederick J. Sievert	February 27, 2014*	Director
Frederick J. Sievert

	/s/ Stanley B. Tulin	February 27, 2014*	Director
Stanley B. Tulin

	/s/ Jack B. Lay	February 27, 2014	Senior Executive Vice President and Chief
	Jack B. Lay		Financial Officer (Principal Financial
and Accounting Officer)

*	By: /s/ Jack B. Lay	February 27, 2014
Jack B. Lay Attorney-in-fact

Index to Exhibits

Exhibit Number	Description

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

4.2
Form of Senior Indenture between RGA and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.1 to the Registration Statements on Form S-3 (File Nos. 333-55304, 333-55304-01 and 333-55304-02), filed on February 9, 2001, as amended (the “Original S-3”)

4.3
Second Supplemental Senior Indenture, dated as of March 9, 2007, by and between RGA and The Bank of New York Trust Company, N.A., as successor trustee to The Bank of New York, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated March 6, 2007 (File No. 1-11848), filed March 12, 2007

4.4
Third Supplemental Senior Indenture, dated as of November 3, 2009, by and between RGA and the Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated November 6, 2009 (File No. 1-11848), filed November 9, 2009

4.5
Fourth Supplemental Senior Indenture, dated as of May 27, 2011, by and between RGA and The Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated May 27, 2011 (File No. 1-11848), filed May 31, 2011

4.6
Indenture, dated as of August 21, 2012, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated August 21, 2012 (File No. 1-11848), filed August 21, 2012

4.7
First Supplemental Indenture, dated as of August 21, 2012, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated August 21, 2012 (File No. 1-11848), filed August 21, 2012

4.8
Second Supplemental Indenture, dated as of September 24, 2013, between the Company and The Bank of New York Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated September 24, 2013 (File No. 1-11848), filed on September 24, 2013

4.9	Form of Junior Subordinated Indenture, incorporated by reference to Exhibit 4.3 of the Original S-3

4.10
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

10.3
Standard Form of General American Facultative Agreement, incorporated by reference to Exhibit 10.12 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993

10.4
Standard Form of General American Automatic and Facultative YRT Agreement, incorporated by reference to Exhibit 10.13 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993

10.5
RGA Annual Bonus Plan, effective May 21, 2008, as amended and restated, incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K for the period ended December 31, 2012 (file No. 1-11848), filed on March 1, 2013*

10.6
RGA Reinsurance Company Management Deferred Compensation Plan (ended January 1, 1995), incorporated by reference to Exhibit 10.18 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993*

10.7
RGA Reinsurance Company Executive Deferred Compensation Plan (ended January 1, 1995), incorporated by reference to Exhibit 10.19 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993*

10.8
RGA Reinsurance Company Executive Supplemental Retirement Plan (ended January 1, 1995), incorporated by reference to Exhibit 10.20 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993*

10.9
RGA Reinsurance Company Augmented Benefit Plan (ended January 1, 1995), incorporated by reference to Exhibit 10.21 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993*

10.10
RGA Flexible Stock Plan as amended and restated effective July 1, 1998 and as further amended by Amendment on March 16, 2000, Second Amendment on May 28, 2003, Third Amendment on May 26, 2004, Fourth Amendment on May 23, 2007, Fifth Amendment on May 21, 2008, Sixth Amendment on May 8, 2011, and Seventh Amendment on May 18, 2011, incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K dated May 18, 2011 (File No. 1-11848), filed May 20, 2011*

10.11
Form of RGA Flexible Stock Plan Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated September 10, 2004 (File No. 1-11848), filed on September 10, 2004*

10.12
Form of RGA Flexible Stock Plan Performance Contingent Restricted Stock Agreement, incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated September 10, 2004 (File No. 1-11848), filed on September 10, 2004*

10.13
Form of RGA Flexible Stock Plan Performance Contingent Restricted Stock Agreement, incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended March 31, 2012 (File No. 1-11848), filed on May 7, 2012*

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

10.18	Directors’ Compensation Summary Sheet, incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K for the period ended December 31, 2011 (File No. 1-11848), filed on February 29, 2012*

10.19
Credit Agreement, dated as of December 15, 2011, by and among RGA, the lenders named therein, Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and L/C Issuer, Bank of America, N.A. and JPMorgan Chase Bank, N.A. as Joint Syndication Agents and The Bank of Tokyo-Mitsubishi UFJ, Ltd., Barclays Bank PLC, Mizuho Corporate Bank, Ltd., and U.S. Bank, National Association, as Co-Documentation Agents, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated December 19, 2011 (File No. 1-11848), filed December 20, 2011

10.20
Form of Directors’ Indemnification Agreement, incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K for the period ended December 31, 2010 (File No. 1-11848), filed on February 28, 2011*

12.1	Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of RGA

23.1	Consent of Deloitte & Touche LLP

24.1	Powers of Attorney for Messrs. Bartlett, Boot, Danahy, Eason, Henderson, Sievert and Tulin and Mses. Detrick and Phillips

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
* Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15 of this Report.