Form 10-Q
period 2014-03-31
REINSURANCE GROUP OF AMERICA INC
filed 2014-05-05
CIK 898174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Yes         No   X
As of April 30, 2014, 69,077,582 shares of the registrant’s common stock were outstanding.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2014	December 31, 2013
	(Dollars in thousands, except share data)
Assets
Fixed maturity securities:
Available-for-sale at fair value (amortized cost of $20,497,524 and $20,270,734)	$22,157,182	$21,474,136
Mortgage loans on real estate (net of allowances of $8,466 and $10,106)	2,526,228	2,486,680
Policy loans	1,296,897	1,244,469
Funds withheld at interest	5,814,231	5,771,467
Short-term investments	118,789	139,395
Other invested assets	1,234,779	1,324,960
Total investments	33,148,106	32,441,107
Cash and cash equivalents	1,127,132	923,647
Accrued investment income	233,816	267,908
Premiums receivable and other reinsurance balances	1,454,959	1,439,528
Reinsurance ceded receivables	594,794	594,515
Deferred policy acquisition costs	3,450,523	3,517,796
Other assets	532,251	489,972
Total assets	$40,541,581	$39,674,473
Liabilities and Stockholders’ Equity
Future policy benefits	$11,887,951	$11,866,776
Interest-sensitive contract liabilities	12,809,003	12,947,557
Other policy claims and benefits	3,899,004	3,571,761
Other reinsurance balances	283,249	275,138
Deferred income taxes	2,023,588	1,837,577
Other liabilities	638,967	541,035
Short-term debt	50,000	—
Long-term debt	2,214,526	2,214,350
Collateral finance facility	484,747	484,752
Total liabilities	34,291,035	33,738,946
Commitments and contingent liabilities (See Note 8)
Stockholders’ Equity:
Preferred stock - par value $.01 per share, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock - par value $.01 per share, 140,000,000 shares authorized, 79,137,758 shares issued at March 31, 2014 and December 31, 2013	791	791
Additional paid-in-capital	1,782,838	1,777,906
Retained earnings	3,772,776	3,659,938
Treasury stock, at cost - 9,623,749 and 8,369,540 shares	(585,358)	(508,715)
Accumulated other comprehensive income	1,279,499	1,005,607
Total stockholders’ equity	6,250,546	5,935,527
Total liabilities and stockholders’ equity	$40,541,581	$39,674,473
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,
	2014	2013
Revenues:	(Dollars in thousands, except per share data)
Net premiums	$2,100,637	$1,979,693
Investment income, net of related expenses	404,375	425,131
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(303)	(202)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	—
Other investment related gains (losses), net	84,874	94,573
Total investment related gains (losses), net	84,571	94,371
Other revenues	67,590	101,907
Total revenues	2,657,173	2,601,102
Benefits and Expenses:
Claims and other policy benefits	1,843,677	1,688,910
Interest credited	110,594	125,483
Policy acquisition costs and other insurance expenses	354,873	357,357
Other operating expenses	110,936	119,501
Interest expense	35,084	28,486
Collateral finance facility expense	2,569	2,538
Total benefits and expenses	2,457,733	2,322,275
Income before income taxes	199,440	278,827
Provision for income taxes	62,776	93,292
Net income	$136,664	$185,535
Earnings per share:
Basic earnings per share	$1.94	$2.51
Diluted earnings per share	$1.92	$2.49
Dividends declared per share	$0.30	$0.24
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
	2014	2013
Comprehensive income	(Dollars in thousands)
Net income	$136,664	$185,535
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	(42,683)	(14,105)
Change in net unrealized gains and losses on investments	315,384	(119,333)
Change in other-than-temporary impairment losses on fixed maturity securities	450	451
Changes in pension and other postretirement plan adjustments	741	825
Total other comprehensive income (loss), net of tax	273,892	(132,162)
Total comprehensive income	$410,556	$53,373
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2014	2013
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$136,664	$185,535
Adjustments to reconcile net income to net cash provided by operating activities:
Change in operating assets and liabilities:
Accrued investment income	34,480	(30,083)
Premiums receivable and other reinsurance balances	(15,627)	72,864
Deferred policy acquisition costs	64,559	42,741
Reinsurance ceded receivable balances	4,254	28,131
Future policy benefits, other policy claims and benefits, and other reinsurance balances	392,876	275,091
Deferred income taxes	41,472	16,343
Other assets and other liabilities, net	(29,340)	(12,317)
Amortization of net investment premiums, discounts and other	(25,357)	(22,497)
Investment related gains, net	(84,571)	(94,371)
Gain on repurchase of collateral finance facility securities	—	(46,506)
Excess tax benefits from share-based payment arrangement	(668)	(143)
Other, net	22,486	80,142
Net cash provided by operating activities	541,228	494,930
Cash Flows from Investing Activities:
Sales of fixed maturity securities available-for-sale	584,491	795,575
Maturities of fixed maturity securities available-for-sale	111,854	36,028
Purchases of fixed maturity securities available-for-sale	(917,715)	(1,277,240)
Cash invested in mortgage loans	(135,802)	(79,361)
Cash invested in policy loans	(52,913)	—
Cash invested in funds withheld at interest	(21,466)	(29,829)
Principal payments on mortgage loans on real estate	105,622	52,157
Principal payments on policy loans	485	32,378
Change in short-term investments	20,740	101,722
Change in other invested assets	160,427	(16,805)
Net cash used in investing activities	(144,277)	(385,375)
Cash Flows from Financing Activities:
Dividends to stockholders	(21,244)	(17,753)
Repurchase and repayment of collateral finance facility securities	—	(112,000)
Net change in short-term debt	50,000	—
Purchases of treasury stock	(86,837)	(47,640)
Excess tax benefits from share-based payment arrangement	668	143
Exercise of stock options, net	6,364	1,071
Change in cash collateral for derivatives and other arrangements	29,680	11,532
Deposits on universal life and other investment type policies and contracts	36,257	17,241
Withdrawals on universal life and other investment type policies and contracts	(215,660)	(204,196)
Net cash used in financing activities	(200,772)	(351,602)
Effect of exchange rate changes on cash	7,306	(16,004)
Change in cash and cash equivalents	203,485	(258,051)
Cash and cash equivalents, beginning of period	923,647	1,259,892
Cash and cash equivalents, end of period	$1,127,132	$1,001,841
Supplementary information:
Cash paid for interest	$25,434	$16,552
Cash paid for income taxes, net of refunds	$8,611	$9,125
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Business and Basis of Presentation
Reinsurance Group of America, Incorporated (“RGA”) is an insurance holding company that was formed on December 31, 1992. The accompanying unaudited condensed consolidated financial statements of RGA and its subsidiaries (collectively, the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. There were no subsequent events that would require disclosure or adjustments to the accompanying condensed consolidated financial statements through the date the financial statements were issued. These unaudited condensed consolidated financial statements include the accounts of RGA and its subsidiaries, all intercompany accounts and transactions have been eliminated. They should be read in conjunction with the Company’s 2013 Annual Report on Form 10-K (“2013 Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on February 27, 2014.
Effective January 1, 2014, the Company realigned certain operations and management responsibilities to better fit within its geographic-based segments. Operations in Mexico and Latin America have been moved from Europe & South Africa to the U.S. segment, which has been renamed U.S. and Latin America. Operations in India have been moved from Europe & South Africa to the Asia Pacific segment. The Europe & South Africa segment has been renamed Europe, Middle East and Africa. Prior-period figures have been adjusted to conform to the new segment reporting structure.

2.	Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share on net income (in thousands, except per share information):

	Three months ended March 31,
	2014	2013
Earnings:
Net income (numerator for basic and diluted calculations)	$136,664	$185,535
Shares:
Weighted average outstanding shares (denominator for basic calculation)	70,574	73,838
Equivalent shares from outstanding stock options	690	551
Denominator for diluted calculation	71,264	74,389
Earnings per share:
Basic	$1.94	$2.51
Diluted	$1.92	$2.49
The calculation of common equivalent shares does not include the impact of options having a strike or conversion price that exceeds the average stock price for the earnings period, as the result would be antidilutive. The calculation of common equivalent shares also excludes the impact of outstanding performance contingent shares, as the conditions necessary for their issuance have not been satisfied as of the end of the reporting period. For the three months ended March 31, 2014, 0.3 million stock options and approximately 0.9 million performance contingent shares were excluded from the calculation. For the three months ended March 31, 2013, approximately 1.5 million stock options and approximately 0.9 million performance contingent shares were excluded from the calculation. Year-to-date amounts for equivalent shares from outstanding stock options and performance contingent shares are the weighted average of the individual quarterly amounts.

3.	Accumulated Other Comprehensive Income
The balance of and changes in each component of accumulated other comprehensive income (loss) (“AOCI”) for the three months ended March 31, 2014 and 2013 are as follows (dollars in thousands):

	Accumulated Other Comprehensive Income (Loss), Net of Income Tax
	Accumulated Currency Translation Adjustments	Unrealized Appreciation (Depreciation) of Investments(1)	Pension and Postretirement Benefits	Total
Balance, December 31, 2013	$207,083	$820,245	$(21,721)	$1,005,607
Other comprehensive income (loss) before reclassifications	(42,683)	319,758	161	277,236
Amounts reclassified to (from) AOCI	—	(3,924)	580	(3,344)
Net current-period other comprehensive income (loss)	(42,683)	315,834	741	273,892
Balance, March 31, 2014	$164,400	$1,136,079	$(20,980)	$1,279,499

	Accumulated Other Comprehensive Income (Loss), Net of Income Tax
	Accumulated Currency Translation Adjustments	Unrealized Appreciation (Depreciation) of Investments(1)	Pension and Postretirement Benefits	Total
Balance, December 31, 2012	$267,475	$1,877,657	$(36,230)	$2,108,902
Other comprehensive income (loss) before reclassifications	(14,105)	(112,711)	99	(126,717)
Amounts reclassified to (from) AOCI	—	(6,171)	726	(5,445)
Net current-period other comprehensive income (loss)	(14,105)	(118,882)	825	(132,162)
Balance, March 31, 2013	$253,370	$1,758,775	$(35,405)	$1,976,740

(1)	Includes cash flow hedges. See Note 5 - “Derivative Instruments” for additional information on cash flow hedges.
The following table presents the amounts of AOCI reclassifications for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Amount Reclassified from AOCI
	Three months ended March 31,
Details about AOCI Components	2014	2013	Affected Line Item in Statement of Income
Unrealized gains and losses on available-for-sale securities	$1,189	$10,348	Investment related gains (losses), net
Gains and losses on cash flow hedge - interest rate swap	218	305	Investment income
Deferred policy acquisition costs attributed to unrealized gains and losses(1)	4,421	(1,548)
	5,828	9,105	Total before tax
	(1,904)	(2,934)	Tax expense
	$3,924	$6,171	Net of tax
Amortization of unrealized pension and postretirement benefits:
Prior service cost(2)	$(2)	$(94)
Actuarial gains/(losses)(2)	(890)	(1,023)
	(892)	(1,117)	Total before tax
	312	391	Tax benefit
	$(580)	$(726)	Net of tax

Total reclassifications for the period	$3,344	$5,445	Net of tax

(1)	This AOCI component is included in the computation of the deferred policy acquisition cost. See Note 8 – “Deferred Policy Acquisition Costs” of the 2013 Annual Report for additional details.

(2)	These AOCI components are included in the computation of the net periodic pension cost. See Note 10 – “Employee Benefit Plans” for additional details.

4.	Investments
Fixed Maturity and Equity Securities Available-for-Sale
The following tables provide information relating to investments in fixed maturity and equity securities by sector as of March 31, 2014 and December 31, 2013 (dollars in thousands):

March 31, 2014:	Amortized	Unrealized	Unrealized	Estimated Fair	% of	Other-than- temporary impairments
	Cost	Gains	Losses	Value	Total	in AOCI
Available-for-sale:
Corporate securities	$11,858,578	$762,137	$102,415	$12,518,300	56.4%	$—
Canadian and Canadian provincial governments	2,655,865	802,236	7,937	3,450,164	15.6	—
Residential mortgage-backed securities	969,944	45,270	13,343	1,001,871	4.5	(300)
Asset-backed securities	933,130	23,247	11,798	944,579	4.3	(2,259)
Commercial mortgage-backed securities	1,367,205	95,154	11,856	1,450,503	6.5	(1,609)
U.S. government and agencies	447,071	18,158	2,967	462,262	2.1	—
State and political subdivisions	368,465	31,367	9,200	390,632	1.8	—
Other foreign government, supranational and foreign government-sponsored enterprises	1,897,266	57,073	15,468	1,938,871	8.8	—
Total fixed maturity securities	$20,497,524	$1,834,642	$174,984	$22,157,182	100.0%	$(4,168)
Non-redeemable preferred stock	$84,156	$7,273	$2,662	$88,767	31.5%
Other equity securities	191,988	2,921	1,661	193,248	68.5
Total equity securities	$276,144	$10,194	$4,323	$282,015	100.0%

December 31, 2013:	Amortized	Unrealized	Unrealized	Estimated Fair	% of	Other-than- temporary impairments
	Cost	Gains	Losses	Value	Total	in AOCI
Available-for-sale:
Corporate securities	$11,697,394	$616,147	$202,786	$12,110,755	56.4%	$—
Canadian and Canadian provincial governments	2,728,111	669,762	16,848	3,381,025	15.7	—
Residential mortgage-backed securities	970,434	38,126	18,917	989,643	4.6	(300)
Asset-backed securities	891,751	18,893	15,812	894,832	4.2	(2,259)
Commercial mortgage-backed securities	1,314,782	91,651	17,487	1,388,946	6.5	(1,609)
U.S. government and agencies	489,631	16,468	4,748	501,351	2.3	—
State and political subdivisions	313,252	21,907	14,339	320,820	1.5	—
Other foreign government, supranational and foreign government-sponsored enterprises	1,865,379	45,347	23,962	1,886,764	8.8	—
Total fixed maturity securities	$20,270,734	$1,518,301	$314,899	$21,474,136	100.0%	$(4,168)
Non-redeemable preferred stock	$81,993	$5,342	$5,481	$81,854	20.2%
Other equity securities	327,479	618	4,220	323,877	79.8
Total equity securities	$409,472	$5,960	$9,701	$405,731	100.0%
The Company enters into various collateral arrangements that require both the pledging and acceptance of fixed maturity securities as collateral. The Company pledged fixed maturity securities as collateral to derivative and reinsurance counterparties with an amortized cost of $60.8 million and $57.2 million, and an estimated fair value of $62.6 million and $58.0 million, as of March 31, 2014 and December 31, 2013 respectively. The pledged fixed maturity securities are included in fixed maturity securities, available-for-sale in the condensed consolidated balance sheets. Securities with an amortized cost of $8,051.4 million and $7,842.9 million, and an estimated fair value of $8,505.1 million and $8,125.4 million, as of March 31, 2014 and December 31, 2013, respectively, were held in trust to satisfy collateral requirements under certain third-party reinsurance treaties.
The Company received fixed maturity securities as collateral from derivative and reinsurance counterparties with an estimated fair value of $107.2 million and $94.1 million, as of March 31, 2014 and December 31, 2013, respectively. The collateral is held in separate custodial accounts and is not recorded on the Company’s condensed consolidated balance sheets. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral; however, as of March 31, 2014 and December 31, 2013, none of the collateral had been sold or re-pledged.

As of March 31, 2014, the Company held securities with a fair value of $1,245.7 million that were guaranteed or issued by the Canadian province of Ontario and $1,419.0 million that were guaranteed or issued by the Canadian province of Quebec, both of which exceeded 10% of total stockholders’ equity. As of December 31, 2013, the Company held securities with a fair value of $1,222.3 million that were guaranteed or issued by the Canadian province of Ontario and $1,389.1 million that were guaranteed or issued by the Canadian province of Quebec, both of which exceeded 10% of total stockholders’ equity.
The amortized cost and estimated fair value of fixed maturity securities available-for-sale at March 31, 2014 are shown by contractual maturity in the table below (dollars in thousands). Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset and mortgage-backed securities are shown separately in the table below, as they are not due at a single maturity date.

	Amortized Cost	Fair Value
Available-for-sale:
Due in one year or less	$616,796	$624,013
Due after one year through five years	3,673,274	3,873,527
Due after five years through ten years	7,148,863	7,474,062
Due after ten years	5,788,312	6,788,627
Asset and mortgage-backed securities	3,270,279	3,396,953
Total	$20,497,524	$22,157,182
Corporate Fixed Maturity Securities
The tables below show the major industry types of the Company’s corporate fixed maturity holdings as of March 31, 2014 and December 31, 2013 (dollars in thousands):

March 31, 2014:		Estimated
	Amortized Cost	Fair Value	% of Total
Finance	$3,993,669	$4,204,783	33.6%
Industrial	5,967,291	6,295,510	50.3
Utility	1,886,833	2,007,246	16.0
Other	10,785	10,761	0.1
Total	$11,858,578	$12,518,300	100.0%

December 31, 2013:		Estimated
	Amortized Cost	Fair Value	% of Total
Finance	$3,838,716	$3,983,623	32.9%
Industrial	5,943,353	6,138,150	50.7
Utility	1,904,100	1,978,218	16.3
Other	11,225	10,764	0.1
Total	$11,697,394	$12,110,755	100.0%

Other-Than-Temporary Impairments - Fixed Maturity and Equity Securities
As discussed in Note 2 – “Summary of Significant Accounting Policies” of the 2013 Annual Report, a portion of certain other-than-temporary impairment (“OTTI”) losses on fixed maturity securities are recognized in AOCI. For these securities the net amount recognized in earnings (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in AOCI. The following table sets forth the amount of pre-tax credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in AOCI, and the corresponding changes in such amounts (dollars in thousands):

	Three months ended March 31,
	2014	2013
Balance, beginning of period	$11,696	$16,675
Credit loss OTTI previously recognized on securities which matured, paid down, prepaid or were sold during the period	—	(1,902)
Balance, end of period	$11,696	$14,773
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
The following tables present information on the Company’s purchased credit impaired securities, which are included in fixed maturity securities available-for-sale (dollars in thousands):

	March 31, 2014	December 31, 2013
Outstanding principal and interest balance(1)	$208,044	$192,644
Carrying value, including accrued interest(2)	165,740	148,822

(1)	Represents the contractually required payments which is the sum of contractual principal, whether or not currently due, and accrued interest.

(2)	Estimated fair value plus accrued interest.
The following table presents information about purchased credit impaired investments acquired during the periods, as of the acquisition dates (dollars in thousands):

	Three months ended March 31,
	2014	2013
Contractually required payments (including interest)	$31,672	$91,863
Cash flows expected to be collected(1)	25,722	72,940
Fair value of investments acquired	18,151	50,874

(1)	Represents undiscounted principal and interest cash flow expectations at the date of acquisition.

The following table presents activity for the accretable yield on purchased credit impaired securities for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Three months ended March 31,
	2014	2013
Balance, beginning of period	$69,469	$39,239
Investments purchased	7,571	22,066
Accretion	(2,139)	(1,943)
Disposals	(379)	—
Reclassification from nonaccretable difference	(1,155)	553
Balance, end of period	$73,367	$59,915
Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale
The following table presents the total gross unrealized losses for the 1,046 and 1,396 fixed maturity and equity securities as of March 31, 2014 and December 31, 2013, respectively, where the estimated fair value had declined and remained below amortized cost by the indicated amount (dollars in thousands):

	March 31, 2014		December 31, 2013
	Gross Unrealized Losses	% of Total	Gross Unrealized Losses	% of Total
Less than 20%	$161,371	90.0%	$296,731	91.4%
20% or more for less than six months	163	0.1	6,444	2.0
20% or more for six months or greater	17,773	9.9	21,425	6.6
Total	$179,307	100.0%	$324,600	100.0%
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
The following tables present the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for 1,046 and 1,396 fixed maturity and equity securities that have estimated fair values below amortized cost as of March 31, 2014 and December 31, 2013, respectively (dollars in thousands). These investments are presented by class and grade of security, as well as the length of time the related fair value has remained below amortized cost.

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
March 31, 2014:	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
Corporate securities	$2,057,301	$64,535	$311,738	$31,273	$2,369,039	$95,808
Canadian and Canadian provincial governments	114,845	6,334	12,421	1,603	127,266	7,937
Residential mortgage-backed securities	190,212	9,802	32,621	3,294	222,833	13,096
Asset-backed securities	214,774	3,140	79,532	7,023	294,306	10,163
Commercial mortgage-backed securities	106,146	1,295	26,181	5,443	132,327	6,738
U.S. government and agencies	75,193	2,777	4,104	190	79,297	2,967
State and political subdivisions	103,058	5,440	8,158	3,760	111,216	9,200
Other foreign government, supranational and foreign government-sponsored enterprises	502,280	10,605	68,811	4,829	571,091	15,434
Total investment grade securities	3,363,809	103,928	543,566	57,415	3,907,375	161,343
Non-investment grade securities:
Corporate securities	191,113	3,886	43,178	2,721	234,291	6,607
Residential mortgage-backed securities	26,209	197	1,776	50	27,985	247
Asset-backed securities	1,694	10	8,483	1,625	10,177	1,635
Commercial mortgage-backed securities	—	—	5,969	5,118	5,969	5,118
Other foreign government, supranational and foreign government-sponsored enterprises	2,440	34	—	—	2,440	34
Total non-investment grade securities	221,456	4,127	59,406	9,514	280,862	13,641
Total fixed maturity securities	$3,585,265	$108,055	$602,972	$66,929	$4,188,237	$174,984
Non-redeemable preferred stock	$20,765	$2,660	$1	$2	$20,766	$2,662
Other equity securities	—	—	32,833	1,661	32,833	1,661
Total equity securities	$20,765	$2,660	$32,834	$1,663	$53,599	$4,323

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
December 31, 2013:	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
Corporate securities	$3,141,179	$148,895	$301,303	$40,548	$3,442,482	$189,443
Canadian and Canadian provincial governments	188,491	14,419	12,029	2,429	200,520	16,848
Residential mortgage-backed securities	283,967	15,900	23,068	1,688	307,035	17,588
Asset-backed securities	255,656	4,916	56,668	4,983	312,324	9,899
Commercial mortgage-backed securities	219,110	3,725	20,068	5,745	239,178	9,470
U.S. government and agencies	133,697	4,469	4,406	279	138,103	4,748
State and political subdivisions	120,193	9,723	15,202	4,616	135,395	14,339
Other foreign government, supranational and foreign government-sponsored enterprises	665,313	21,075	36,212	2,847	701,525	23,922
Total investment grade securities	5,007,606	223,122	468,956	63,135	5,476,562	286,257
Non-investment grade securities:
Corporate securities	283,603	9,451	38,256	3,892	321,859	13,343
Residential mortgage-backed securities	62,146	1,075	3,945	254	66,091	1,329
Asset-backed securities	28,670	415	32,392	5,498	61,062	5,913
Commercial mortgage-backed securities	15,762	81	10,980	7,936	26,742	8,017
Other foreign government, supranational and foreign government-sponsored enterprises	9,403	40	—	—	9,403	40
Total non-investment grade securities	399,584	11,062	85,573	17,580	485,157	28,642
Total fixed maturity securities	$5,407,190	$234,184	$554,529	$80,715	$5,961,719	$314,899
Non-redeemable preferred stock	$51,386	$5,479	$1	$2	$51,387	$5,481
Other equity securities	218,834	1,748	32,550	2,472	251,384	4,220
Total equity securities	$270,220	$7,227	$32,551	$2,474	$302,771	$9,701

As of March 31, 2014, the Company does not intend to sell these fixed maturity securities and does not believe it is more likely than not that it will be required to sell these fixed maturity securities before the recovery of the fair value up to the current amortized cost of the investment, which may be maturity. As of March 31, 2014, the Company has the ability and intent to hold the equity securities until the recovery of the fair value up to the current cost of the investment. However, unforeseen facts and circumstances may cause the Company to sell fixed maturity and equity securities in the ordinary course of managing its portfolio to meet certain diversification, credit quality, asset-liability management and liquidity guidelines.
Unrealized losses on non-investment grade securities as of March 31, 2014 are primarily related to high-yield corporate securities and commercial mortgage-backed securities. Unrealized losses decreased across all security types as interest rates decreased during the first three months of 2014.

Investment Income, Net of Related Expenses
Major categories of investment income, net of related expenses, consist of the following (dollars in thousands):

	Three months ended March 31,
	2014	2013
Fixed maturity securities available-for-sale	$243,962	$239,244
Mortgage loans on real estate	33,092	28,243
Policy loans	13,438	17,910
Funds withheld at interest	112,739	137,259
Short-term investments	965	813
Other invested assets	14,501	13,922
Investment income	418,697	437,391
Investment expense	(14,322)	(12,260)
Investment income, net of related expenses	$404,375	$425,131
Investment Related Gains (Losses), Net
Investment related gains (losses), net consist of the following (dollars in thousands):

	Three months ended March 31,
	2014	2013
Fixed maturities and equity securities available for sale:
Other-than-temporary impairment losses on fixed maturities	$(303)	$(202)
Portion of loss recognized in accumulated other comprehensive income (before taxes)	—	—
Net other-than-temporary impairment losses on fixed maturity securities recognized in earnings	(303)	(202)
Impairment losses on equity securities	—	—
Gain on investment activity	8,067	21,680
Loss on investment activity	(6,583)	(11,212)
Other impairment losses and change in mortgage loan provision	1,664	(1,626)
Derivatives and other, net	81,726	85,731
Total investment related gains (losses), net	$84,571	$94,371
During the three months ended March 31, 2014 and 2013, the Company sold fixed maturity and equity securities with fair values of $235.1 million and $204.3 million at losses of $6.6 million and $11.2 million, respectively. The Company generally does not engage in short-term buying and selling of securities.
Securities Borrowing and Other
The Company participates in a securities borrowing program whereby securities, which are not reflected on the Company’s condensed consolidated balance sheets, are borrowed from a third party. The Company is required to maintain a minimum of 100% of the fair value of the borrowed securities as collateral, which consists of rights to reinsurance treaty cash flows. The Company had borrowed securities with an amortized cost of $184.5 million and $93.0 million, and an estimated fair value of $183.4 million and $93.0 million, as of March 31, 2014 and December 31, 2013, respectively. The borrowed securities are used to provide collateral under an affiliated reinsurance transaction.

The Company also participates in a repurchase/reverse repurchase program in which securities, reflected as investments on the Company’s condensed consolidated balance sheets, are pledged to a third party. In return, the Company receives securities from the third party with an estimated fair value equal to a minimum of 100% of the securities pledged. The securities received are not reflected on the Company’s condensed consolidated balance sheets. As of March 31, 2014 the Company had pledged securities with an amortized cost of $300.5 million and an estimated fair value of $312.8 million, in return the Company received securities with an estimated fair value of $349.7 million. As of December 31, 2013 the Company had pledged securities with an amortized cost of $300.3 million and an estimated fair value of $310.8 million, in return the Company received securities with an estimated fair value of $344.2 million.

Mortgage Loans on Real Estate
Mortgage loans represented approximately 7.6% and 7.7% of the Company’s total investments as of March 31, 2014 and December 31, 2013. The Company makes mortgage loans on income producing properties, such as apartments, retail and office buildings, light warehouses and light industrial facilities. Loan-to-value ratios at the time of loan approval are 75% or less. The distribution of mortgage loans, gross of valuation allowances, by property type is as follows as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31, 2014		December 31, 2013
	Recorded Investment	% of Total	Recorded Investment	% of Total
Apartment	$346,918	13.7%	$289,394	11.6%
Retail	720,921	28.4	748,731	30.0
Office building	917,985	36.2	917,284	36.7
Industrial	412,322	16.3	439,890	17.6
Other commercial	136,548	5.4	101,487	4.1
Total	$2,534,694	100.0%	$2,496,786	100.0%
As of March 31, 2014 and December 31, 2013, the Company’s mortgage loans, gross of valuation allowances, were distributed throughout the United States as follows (dollars in thousands):

	March 31, 2014		December 31, 2013
	Recorded Investment	% of Total	Recorded Investment	% of Total
Pacific	$678,578	26.8%	$671,822	26.9%
South Atlantic	521,853	20.6	543,658	21.8
Mountain	374,874	14.8	334,446	13.4
Middle Atlantic	251,235	10.0	266,802	10.7
West North Central	160,561	6.3	138,442	5.5
East North Central	243,936	9.6	236,766	9.5
West South Central	167,894	6.6	168,246	6.7
East South Central	59,384	2.3	59,625	2.4
New England	76,379	3.0	76,979	3.1
Total	$2,534,694	100.0%	$2,496,786	100.0%
The maturities of the mortgage loans, gross of valuation allowances, as of March 31, 2014 and December 31, 2013 are as follows (dollars in thousands):

	March 31, 2014		December 31, 2013
	Recorded Investment	% of Total	Recorded Investment	% of Total
Due within five years	$968,162	38.2%	$987,109	39.5%
Due after five years through ten years	998,196	39.4	984,289	39.4
Due after ten years	568,336	22.4	525,388	21.1
Total	$2,534,694	100.0%	$2,496,786	100.0%

Information regarding the Company’s credit quality indicators, as determined by the Company's internal evaluation methodology for its recorded investment in mortgage loans, gross of valuation allowances, as of March 31, 2014 and December 31, 2013 is as follows (dollars in thousands):

	March 31, 2014		December 31, 2013
Internal credit quality grade:	Recorded Investment	% of Total	Recorded Investment	% of Total
High investment grade	$1,266,653	50.0%	$1,437,244	57.5%
Investment grade	1,023,250	40.4	827,993	33.2
Average	183,250	7.2	155,914	6.2
Watch list	32,936	1.3	49,404	2.0
In or near default	28,605	1.1	26,231	1.1
Total	$2,534,694	100.0%	$2,496,786	100.0%
The age analysis of the Company’s past due recorded investment in mortgage loans, gross of valuation allowances, as of March 31, 2014 and December 31, 2013 is as follows (dollars in thousands):

	March 31, 2014	December 31, 2013
31-60 days past due	$—	$—
61-90 days past due	—	—
Greater than 90 days	7,087	—
Total past due	7,087	—
Current	2,527,607	2,496,786
Total	$2,534,694	$2,496,786
The following table presents the recorded investment in mortgage loans, by method of measuring impairment, and the related valuation allowances as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31, 2014	December 31, 2013
Mortgage loans:
Individually measured for impairment	$32,344	$37,841
Collectively measured for impairment	2,502,350	2,458,945
Mortgage loans, gross of valuation allowances	2,534,694	2,496,786
Valuation allowances:
Individually measured for impairment	1,677	3,211
Collectively measured for impairment	6,789	6,895
Total valuation allowances	8,466	10,106
Mortgage loans, net of valuation allowances	$2,526,228	$2,486,680
Information regarding the Company’s loan valuation allowances for mortgage loans for the three months ended March 31, 2014 and 2013 is as follows (dollars in thousands):

	Three months ended March 31,
	2014	2013
Balance, beginning of period	$10,106	$11,580
Recoveries	24	—
Charge-offs	—	(852)
Provision (release)	(1,664)	(804)
Balance, end of period	$8,466	$9,924

Information regarding the portion of the Company’s mortgage loans that were impaired as of March 31, 2014 and December 31, 2013 is as follows (dollars in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Carrying Value
March 31, 2014:
Impaired mortgage loans with no valuation allowance recorded	$20,610	$20,007	$—	$20,007
Impaired mortgage loans with valuation allowance recorded	12,308	12,337	1,677	10,660
Total impaired mortgage loans	$32,918	$32,344	$1,677	$30,667
December 31, 2013:
Impaired mortgage loans with no valuation allowance recorded	$21,698	$21,100	$—	$21,100
Impaired mortgage loans with valuation allowance recorded	16,772	16,741	3,211	13,530
Total impaired mortgage loans	$38,470	$37,841	$3,211	$34,630

The Company’s average investment in impaired mortgage loans and the related interest income are reflected in the table below for the periods indicated (dollars in thousands):
	Three months ended March 31,
	2014		2013
	Average Investment(1)	Interest Income	Average Investment(1)	Interest Income
Impaired mortgage loans with no valuation allowance recorded	$14,539	$318	$13,378	$135
Impaired mortgage loans with valuation allowance recorded	20,554	193	27,184	240
Total	$35,093	$511	$40,562	$375
(1) Average recorded investment represents the average loan balances as of the beginning of period and all subsequent quarterly end of period balances.

The Company did not acquire any impaired mortgage loans during the three months ended March 31, 2014 and 2013. The Company had $7.1 million of mortgage loans, gross of valuation allowances, that were on nonaccrual status at March 31, 2014. The Company had no mortgage loans that were on a nonaccrual status at December 31, 2013.
Policy Loans
Policy loans comprised approximately 3.9% and 3.8% of the Company’s total investments as of both March 31, 2014 and December 31, 2013, substantially all of which are associated with one client. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due to the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. As policy loans represent premature distributions of policy liabilities, they have the effect of reducing future disintermediation risk. In addition, the Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.
Funds Withheld at Interest
Funds withheld at interest comprised approximately 17.5% and 17.8% of the Company’s total investments as of March 31, 2014 and December 31, 2013, respectively. Of the $5.8 billion funds withheld at interest balance, net of embedded derivatives, as of March 31, 2014, $4.1 billion of the balance is associated with one client. For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance funds withheld basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company and are reflected as funds withheld at interest on the Company’s condensed consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances with amounts owed to the Company from the ceding company. The Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance.
Other Invested Assets
Other invested assets include equity securities, limited partnership interests, real estate joint ventures, structured loans, derivative contracts, fair value option ("FVO") contractholder-directed unit-linked investments, Federal Home Loan Bank of Des Moines ("FHLB") common stock (included in other), and real estate held-for-investment (included in other). The fair value option was elected for contractholder-directed investments supporting unit-linked variable annuity type liabilities which do not qualify for presentation and reporting as separate accounts. Other invested assets represented approximately 3.7% and 4.1% of the Company’s total investments as of both March 31, 2014 and December 31, 2013. Carrying values of these assets as of March 31, 2014 and December 31, 2013 are as follows (dollars in thousands):

	March 31, 2014	December 31, 2013
Equity securities	$282,015	$405,731
Limited partnerships and real estate joint ventures	403,874	411,456
Structured loans	209,590	223,549
Derivatives	121,173	75,227
FVO contractholder-directed unit-linked investments	147,342	138,892
Other	70,785	70,105
Total other invested assets	$1,234,779	$1,324,960

5.	Derivative Instruments
Derivatives, except embedded derivatives, are carried on the Company’s condensed consolidated balance sheets in other invested assets or other liabilities, at fair value. Embedded derivative liabilities on modified coinsurance or funds withheld arrangements are included on the condensed consolidated balance sheets with the host contract in funds withheld at interest, at fair value. Embedded derivative liabilities on indexed annuity and variable annuity products are included on the condensed consolidated balance sheets with the host contract in interest-sensitive contract liabilities, at fair value. The following table presents the notional amounts and gross fair value of derivative instruments prior to taking into account the netting effects of master netting agreements as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31, 2014			December 31, 2013
	Notional	Carrying Value/Fair Value		Notional	Carrying Value/Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	$1,330,276	$46,649	$10,978	$1,592,943	$32,555	$21,873
Interest rate options	240,000	3,836	—	240,000	2,554	—
Financial futures	143,629	—	—	123,780	—	—
Foreign currency forwards	68,885	—	10,067	79,618	—	12,772
Consumer price index swaps	62,254	13	83	59,922	—	309
Credit default swaps	663,700	8,639	1,425	682,700	10,438	2,156
Equity options	821,432	30,866	—	757,352	33,902	—
Synthetic guaranteed investment contracts	4,993,100	—	—	4,629,859	—	—
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	—	—	99,029	—	—	176,270
Indexed annuity products	—	—	858,270	—	—	838,670
Variable annuity products	—	—	53,717	—	—	30,055
Total non-hedging derivatives	8,323,276	90,003	1,033,569	8,166,174	79,449	1,082,105
Derivatives designated as hedging instruments:
Interest rate swaps	51,043	—	4,055	49,131	—	4,606
Foreign currency swaps	682,206	44,213	—	728,674	21,903	620
Total hedging derivatives	733,249	44,213	4,055	777,805	21,903	5,226
Total derivatives	$9,056,525	$134,216	$1,037,624	$8,943,979	$101,352	$1,087,331
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

The following table provides information relating to the Company’s derivative instruments as of March 31, 2014 and December 31, 2013 (dollars in thousands):

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash Collateral Pledged/ Received	Net Amount
March 31, 2014:
Derivative assets	$134,216	$(13,043)	$121,173	$(20,985)	$(84,252)	$15,936
Derivative liabilities	26,608	(13,043)	13,565	(17,423)	(8,450)	(12,308)
December 31, 2013:
Derivative assets	$101,352	$(26,125)	$75,227	$(11,095)	$(51,006)	$13,126
Derivative liabilities	42,336	(26,125)	16,211	(18,081)	(8,033)	(9,903)
Accounting for Derivative Instruments and Hedging Activities
The Company does not enter into derivative instruments for speculative purposes. As discussed below under “Non-qualifying Derivatives and Derivatives for Purposes Other Than Hedging,” the Company uses various derivative instruments for risk management purposes that either do not qualify or have not been qualified for hedge accounting treatment, including derivatives used to economically hedge changes in the fair value of liabilities associated with the reinsurance of variable annuities with guaranteed living benefits. As of March 31, 2014 and December 31, 2013, the Company held interest rate swaps that were designated and qualified as cash flow hedges of interest rate risk, held foreign currency swaps that were designated and qualified as hedges of a portion of its net investment in its foreign operations and had derivative instruments that were not designated as hedging instruments. See Note 2 – “Summary of Significant Accounting Policies” of the Company’s 2013 Annual Report for a detailed discussion of the accounting treatment for derivative instruments, including embedded derivatives. Derivative instruments are carried at fair value and generally require an insignificant amount of cash at inception of the contracts.
Cash Flow Hedges
The Company designates and accounts for certain interest rate swaps, in which the cash flows are denominated in different currencies, commonly referred to as cross-currency swaps, as cash flow hedges when they meet the requirements of the general accounting principles for Derivatives and Hedging.
The following table presents the components of AOCI, before income tax, and the condensed consolidated income statement classification where the gain or loss is recognized related to cash flow hedges for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Three months ended March 31,
	2014	2013
Accumulated other comprehensive income (loss), balance beginning of period	$(4,578)	$403
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	776	1,863
Amounts reclassified to investment income	(218)	(305)
Accumulated other comprehensive income (loss), balance end of period	$(4,020)	$1,961
As of March 31, 2014, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $0.6 million. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to investment income over the term of the investment cash flows. There were no hedged forecasted transactions, other than the receipt or payment of variable interest payments on existing financial instruments, for the three months ended March 31, 2014 and 2013.

The following table presents the effects of derivatives in cash flow hedging relationships on the condensed consolidated statements of income and AOCI for the three months ended March 31, 2014 and 2013 (dollars in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Deferred in AOCI on Derivatives	Amount and Location of Gains (Losses) Reclassified from AOCI into Income (Loss)		Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)		(Ineffective Portion and Amounts Excluded from Effectiveness Testing)
		Investment Related Gains (Losses)	Investment Income	Investment Related Gains (Losses)	Investment Income
For the three months ended March 31, 2014:
Interest rate swaps	$776	$—	$218	$(6)	$—
For the three months ended March 31, 2013:
Interest rate swaps	$1,863	$—	$305	$(17)	$—
Hedges of Net Investments in Foreign Operations
The Company uses foreign currency swaps to hedge a portion of its net investment in certain foreign operations against adverse movements in exchange rates. The following table illustrates the Company’s net investments in foreign operations (“NIFO”) hedges for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Derivative Gains (Losses) Deferred in AOCI
	For the three months ended March 31,
Type of NIFO Hedge (1) (2)	2014	2013
Foreign currency swaps	$23,080	$10,922

(1)
There were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from accumulated other comprehensive income (loss) into investment income during the periods presented.

(2)	There was no ineffectiveness recognized for the Company’s hedges of net investments in foreign operations.

The cumulative foreign currency translation gain recorded in AOCI related to these hedges was $47.0 million and $23.9 million at March 31, 2014 and December 31, 2013, respectively. If a foreign operation was sold or substantially liquidated, the amounts in AOCI would be reclassified to the condensed consolidated statements of income. A pro rata portion would be reclassified upon partial sale of a foreign operation.
Non-qualifying Derivatives and Derivatives for Purposes Other Than Hedging
The Company uses various other derivative instruments for risk management purposes that either do not qualify or have not been qualified for hedge accounting treatment, including derivatives used to economically hedge changes in the fair value of liabilities associated with the reinsurance of variable annuities with guaranteed living benefits. The gain or loss related to the change in fair value for these derivative instruments is recognized in investment related gains (losses), in the condensed consolidated statements of income, except where otherwise noted. The Company recognized investment related gains (losses) of $19.8 million and $(60.4) million for the three months ended March 31, 2014 and 2013, respectively, related to derivatives (not including embedded derivatives) that do not qualify or have not been qualified for hedge accounting.

A summary of the effect of non-hedging derivatives, including embedded derivatives, on the Company’s income statement for the three months ended March 31, 2014 and 2013 is as follows (dollars in thousands):

		Gain (Loss) for the three months ended March 31,
Type of Non-hedging Derivative	Income Statement Location of Gain (Loss)	2014	2013
Interest rate swaps	Investment related gains (losses), net	$29,653	$(22,265)
Interest rate options	Investment related gains (losses), net	1,282	1,982
Financial futures	Investment related gains (losses), net	(1,584)	(6,881)
Foreign currency forwards	Investment related gains (losses), net	1,154	(5,659)
CPI swaps	Investment related gains (losses), net	352	(871)
Credit default swaps	Investment related gains (losses), net	(2,114)	3,904
Equity options	Investment related gains (losses), net	(8,966)	(30,623)
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	Investment related gains (losses), net	77,241	90,257
Indexed annuity products	Interest credited	(23,840)	(32,996)
Variable annuity products	Investment related gains (losses), net	(23,661)	51,314
Total non-hedging derivatives		$49,517	$48,162
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
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of credit default swaps sold by the Company at March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31, 2014			December 31, 2013
Rating Agency Designation of Referenced Credit Obligations(1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)
AAA/AA-/A+/A/A-
Single name credit default swaps	$1,059	$112,500	5.0	$614	$117,500	5.1
Credit default swaps referencing indices	—	—	—	—	—	—
Subtotal	1,059	112,500	5.0	614	117,500	5.1
BBB+/BBB/BBB-
Single name credit default swaps	608	127,200	5.0	656	142,200	4.9
Credit default swaps referencing indices	6,291	406,000	5.2	7,295	405,000	5.0
Subtotal	6,899	533,200	5.2	7,951	547,200	5.0
Total	$7,958	$645,700	5.1	$8,565	$664,700	4.4

(1)	The rating agency designations are based on ratings from Standard and Poor’s (“S&P”).

(2)	Assumes the value of the referenced credit obligations is zero.

(3)	The weighted average years to maturity of the credit default swaps is calculated based on weighted average notional amounts.
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

Embedded Derivatives
The Company has certain embedded derivatives which are required to be separated from their host contracts and reported as derivatives. Host contracts include reinsurance treaties structured on a modified coinsurance (“modco”) or funds withheld basis. Changes in fair values of embedded derivatives on modco or funds withheld treaties are net of a decrease in investment related gains (losses), net of $0.9 million and $1.7 million for the three months ended March 31, 2014 and 2013, respectively, associated with the Company’s own credit risk. Changes in fair values of embedded derivatives on variable annuity contracts are net of a decrease in investment related gains (losses), net of $0.5 million and $11.9 million for the three months ended March 31, 2014 and 2013, respectively, associated with the Company’s own credit risk. Additionally, the Company reinsures equity-indexed annuity and variable annuity contracts with benefits that are considered embedded derivatives, including guaranteed minimum withdrawal benefits, guaranteed minimum accumulation benefits, and guaranteed minimum income benefits. The related gains (losses) and the effect on net income after amortization of deferred acquisition costs (“DAC”) and income taxes for the three months ended March 31, 2014 and 2013 are reflected in the following table (dollars in thousands):

	Three months ended March 31,
	2014	2013
Embedded derivatives in modco or funds withheld arrangements included in investment related gains	$77,241	$90,257
After the associated amortization of DAC and taxes, the related amounts included in net income	18,079	21,624
Embedded derivatives in variable annuity contracts included in investment related gains	(23,661)	51,314
After the associated amortization of DAC and taxes, the related amounts included in net income	(13,669)	12,192
Amounts related to embedded derivatives in equity-indexed annuities included in benefits and expenses	(23,840)	(32,996)
After the associated amortization of DAC and taxes, the related amounts included in net income	(18,375)	(29,550)
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

The Company’s credit exposure related to derivative contracts is generally limited to the fair value at the reporting date plus or minus any collateral posted or held by the Company. Information regarding the Company’s credit exposure related to its over-the-counter derivative contracts and margin account for exchange-traded futures at March 31, 2014 and December 31, 2013 are reflected in the following table (dollars in thousands):

	March 31, 2014	December 31, 2013
Estimated fair value of derivatives in net asset position	$107,608	$59,016
Cash provided as collateral(1)	8,450	8,033
Securities pledged to counterparties as collateral(2)	17,423	18,081
Cash pledged from counterparties as collateral(3)	(84,252)	(51,006)
Securities pledged from counterparties as collateral(4)	(20,985)	(11,095)
Initial margin for cleared derivatives	(12,927)	(13,350)
Net credit exposure	$15,317	$9,679
Margin account related to exchange-traded futures(5)	$3,904	$2,566

(1)	Consists of receivable from counterparty, included in other assets.

(2)	Included in other invested assets, primarily consists of U.S. Treasury securities.

(3)	Included in cash and cash equivalents, with obligation to return cash collateral recorded in other liabilities.

(4)	Consists of U.S. Treasury securities.

(5)	Included in cash and cash equivalents.

6.	Fair Value of Assets and Liabilities
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

Assets and Liabilities by Hierarchy Level
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 are summarized below (dollars in thousands):

March 31, 2014:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
Corporate securities	$12,518,300	$71,152	$11,155,447	$1,291,701
Canadian and Canadian provincial governments	3,450,164	—	3,450,164	—
Residential mortgage-backed securities	1,001,871	—	823,944	177,927
Asset-backed securities	944,579	—	441,904	502,675
Commercial mortgage-backed securities	1,450,503	—	1,360,130	90,373
U.S. government and agencies securities	462,262	360,017	64,214	38,031
State and political subdivision securities	390,632	—	346,799	43,833
Other foreign government supranational and foreign government-sponsored enterprises	1,938,871	298,309	1,629,405	11,157
Total fixed maturity securities – available-for-sale	22,157,182	729,478	19,272,007	2,155,697
Funds withheld at interest – embedded derivatives	(99,029)	—	—	(99,029)
Cash equivalents	532,957	532,957	—	—
Short-term investments	85,292	78,710	6,582	—
Other invested assets:
Non-redeemable preferred stock	88,767	87,382	1,385	—
Other equity securities	193,248	193,248	—	—
Derivatives:
Interest rate swaps	34,911	—	34,911	—
Financial futures	3,836	—	3,836	—
Foreign currency forwards	—	—	—	—
CPI swaps	(70)	—	(70)	—
Credit default swaps	7,421	—	7,421	—
Equity options	30,862	—	30,862	—
Foreign currency swaps	44,213	—	44,213	—
FVO contractholder-directed unit-linked investments	147,342	140,659	6,683	—
Collateral	—	—	—	—
Other	7,193	7,193	—	—
Total other invested assets	557,723	428,482	129,241	—
Total	$23,234,125	$1,769,627	$19,407,830	$2,056,668
Liabilities:
Interest sensitive contract liabilities – embedded derivatives	$911,987	$—	$—	$911,987
Other liabilities:
Derivatives:
Interest rate swaps	3,295	—	3,295	—
Foreign currency forwards	10,067	—	10,067	—
Credit default swaps	207	—	207	—
Equity options	(4)	—	(4)	—
Foreign currency swaps	—	—	—	—
Total	$925,552	$—	$13,565	$911,987

December 31, 2013:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
Corporate securities	$12,110,755	$68,934	$10,696,532	$1,345,289
Canadian and Canadian provincial governments	3,381,025	—	3,381,025	—
Residential mortgage-backed securities	989,643	—	836,138	153,505
Asset-backed securities	894,832	—	422,984	471,848
Commercial mortgage-backed securities	1,388,946	—	1,287,161	101,785
U.S. government and agencies securities	501,351	396,092	64,340	40,919
State and political subdivision securities	320,820	—	277,044	43,776
Other foreign government, supranational and foreign government-sponsored enterprises	1,886,764	304,487	1,544,280	37,997
Total fixed maturity securities – available-for-sale	21,474,136	769,513	18,509,504	2,195,119
Funds withheld at interest – embedded derivatives	(176,270)	—	—	(176,270)
Cash equivalents	371,345	371,345	—	—
Short-term investments	111,572	105,649	5,923	—
Other invested assets:
Non-redeemable preferred stock	81,854	74,220	2,672	4,962
Other equity securities	323,877	323,877	—	—
Derivatives:
Interest rate swaps	9,904	—	9,904	—
Foreign currency forwards	2,554	—	2,554	—
CPI swaps	(309)	—	(309)	—
Credit default swaps	7,926	—	7,926	—
Equity options	33,869	—	33,869	—
Collateral	21,283	—	21,283	—
FVO contractholder-directed unit-linked investments	138,892	132,643	6,249	—
Other	9,142	9,142	—	—
Total other invested assets	628,992	539,882	84,148	4,962
Total	$22,409,775	$1,786,389	$18,599,575	$2,023,811
Liabilities:
Interest sensitive contract liabilities – embedded derivatives	$868,725	$—	$—	$868,725
Other liabilities:
Derivatives:
Interest rate swaps	3,828	—	3,828	—
Foreign currency forwards	12,772	—	12,772	—
Credit default swaps	(356)	—	(356)	—
Foreign currency swaps	(33)	—	(33)	—
Total	$884,936	$—	$16,211	$868,725
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
For assets and liabilities reported at fair value, the Company utilizes, when available, fair values based on quoted prices in active markets that are regularly and readily obtainable. Generally, these are very liquid investments and the valuation does not require management judgment. When quoted prices in active markets are not available, fair value is based on market valuation techniques, market comparable pricing and the income approach. The use of different techniques, assumptions and inputs may have a material effect on the estimated fair values of the Company’s securities holdings. For the quarters ended March 31, 2014 and 2013, the application of market standard valuation techniques applied to similar assets and liabilities has been consistent.
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
FVO Contractholder-Directed Unit-Linked Investments - FVO contractholder-directed investments supporting unit-linked variable annuity type liabilities primarily consist of exchange-traded funds and, to a lesser extent, fixed maturity securities and cash and cash equivalents. The fair values of the exchange-traded securities are primarily based on quoted market prices in active markets and are classified within Level 1 of the hierarchy. The fair value of the fixed maturity contractholder-directed securities is determined on a basis consistent with the methodologies described above for fixed maturity securities and are classified within Level 2 of the hierarchy.

Derivative Assets and Derivative Liabilities – All of the derivative instruments utilized by the Company are classified within Level 2 on the fair value hierarchy. These derivatives are principally valued using an income approach. Valuations of interest rate contracts are based on present value techniques, which utilize significant inputs that may include the swap yield curve, LIBOR basis curves, and repurchase rates. Valuations of foreign currency contracts, are based on present value techniques, which utilize significant inputs that may include the swap yield curve, LIBOR basis curves, currency spot rates, and cross currency basis curves. Valuations of credit contracts are based on present value techniques, which utilize significant inputs that may include the swap yield curve, credit curves, and recovery rates. Valuations of equity market contracts, non-option-based, are based on present value techniques, which utilize significant inputs that may include the swap yield curve, spot equity index levels, and dividend yield curves. Valuations of equity market contracts, option-based, are based on option pricing models, which utilize significant inputs that may include the swap yield curve, spot equity index levels, dividend yield curves, and equity volatility. The Company does not currently have derivatives included in Level 3 measurement.
Level 3 Measurements and Transfers
As of March 31, 2014 and December 31, 2013, respectively, the Company classified approximately 9.7% and 10.2% of its fixed maturity securities in the Level 3 category. These securities primarily consist of private placement corporate securities and bank loans with inactive trading markets. Additionally, the Company has included asset-backed securities with subprime exposure and mortgage-backed securities with below investment grade ratings in the Level 3 category due to market uncertainty associated with these securities and the Company’s utilization of unobservable information from third parties for the valuation of these securities.

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

The following table presents quantitative information about significant unobservable inputs used in Level 3 fair value measurements that are developed by the Company, which does not include unobservable Level 3 asset and liability measurements provided by third parties, as of March 31, 2014 and December 31, 2013 (dollars in thousands):

March 31, 2014:		Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
	Fair Value
Assets:
State and political subdivision securities	$21,689	Market comparable securities	Liquidity premium	1%
Corporate securities	267,015	Market comparable securities	Liquidity premium	0-2% (1%)
U.S. government and agencies	34,693	Market comparable securities	Liquidity premium	0-1% (1%)
Funds withheld at interest- embedded derivatives	(99,029)	Total return swap	Mortality	0-100% (2%)
			Lapse	0-35% (7%)
			Withdrawal	0-5% (3%)
			Own Credit	0-1% (1%)
			Crediting rate	2-4% (3%)
Liabilities:
Interest sensitive contract liabilities- embedded derivatives- indexed annuities	858,270	Discounted cash flow	Mortality	0-100% (2%)
			Lapse	0-35% (7%)
			Withdrawal	0-5% (3%)
			Option budget projection	2-4% (3%)

Interest sensitive contract liabilities- embedded derivatives- variable annuities	53,717	Discounted cash flow	Mortality	0-100% (2%)
			Lapse	0-25% (7%)
			Withdrawal	0-7% (3%)
			Own Credit	0-1% (1%)
			Long-term volatility	0-27% (10%)

December 31, 2013:	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)

Assets:
State and political subdivision securities	$29,024	Market comparable securities	Liquidity premium	1%
Corporate securities	312,887	Market comparable securities	Liquidity premium	0-2% (1%)
Short-term investments	37,539	Market comparable securities	Liquidity premium	0-1% (1%)
Funds withheld at interest- embedded derivatives	(176,270)	Total return swap	Mortality	0-100% (2%)
			Lapse	0-35% (7%)
			Withdrawal	0-5% (3%)
			Own Credit	0-1% (1%)
			Crediting Rate	2-4% (3%)

Liabilities:
Interest sensitive contract liabilities- embedded derivatives- indexed annuities	838,670	Discounted cash flow	Mortality	0-100% (2%)
			Lapse	0-35% (7%)
			Withdrawal	0-5% (3%)
			Option budget projection	2-4% (3%)

Interest sensitive contract liabilities- embedded derivatives- variable annuities	30,055	Discounted cash flow	Mortality	0-100% (2%)
			Lapse	0-25% (6%)
			Withdrawal	0-7% (3%)
			Own Credit	0-1% (1%)
			Long-term volatility	0-27% (10%)
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
Transfers from Level 1 to Level 2 are due to the lack of observable market data when pricing these securities, while transfers from Level 2 to Level 1 are due to an increase in the availability of market observable data in an active market. The following tables present the transfers between Level 1 and Level 2 during the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Three months ended March 31,
	2014		2013
	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1
Fixed maturity securities - available-for-sale:
Corporate securities	$—	$—	$—	$14,012
Total fixed maturity securities	$—	$—	$—	$14,012

The tables below provide a summary of the changes in fair value of Level 3 assets and liabilities for the three months ended March 31, 2014, as well as the portion of gains or losses included in income for the three months ended March 31, 2014 attributable to unrealized gains or losses related to those assets and liabilities still held at March 31, 2014 (dollars in thousands):

For the three months ended March 31, 2014:	Fixed maturity securities - available-for-sale
	Corporate securities	Residential mortgage- backed securities	Asset-backed securities	Commercial mortgage- backed securities	U.S. Government and agencies securities
Fair value, beginning of period	$1,345,289	$153,505	$471,848	$101,785	$40,919
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(1,111)	56	2,057	372	(97)
Investment related gains (losses), net	(161)	106	304	86	(195)
Claims & other policy benefits	—	—	—	—	—
Interest credited	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—
Included in other comprehensive income	2,450	2,887	5,501	3,035	305
Purchases(1)	79,512	18,750	59,224	—	128
Sales(1)	(38,747)	(744)	(6,612)	(14,626)	—
Settlements(1)	(51,944)	(6,172)	(6,315)	(279)	(3,029)
Transfers into Level 3	6,930	10,563	5,948	—	—
Transfers out of Level 3	(50,517)	(1,024)	(29,280)	—	—
Fair value, end of period	$1,291,701	$177,927	$502,675	$90,373	$38,031
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(1,062)	$52	$2,050	$428	$(97)
Investment related gains (losses), net	—	—	—	—	—
Claims & other policy benefits	—	—	—	—	—
Interest credited	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—

For the three months ended March 31, 2014 (continued):	Fixed maturity securities available-for-sale
	State and political subdivision securities	Other foreign government, supranational and foreign government-sponsored enterprises	Funds withheld at interest- embedded derivative	Other invested assets- non-redeemable preferred stock	Interest sensitive contract liabilities embedded derivatives
Fair value, beginning of period	$43,776	$37,997	$(176,270)	$4,962	$(868,725)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	12	—	—	—	—
Investment related gains (losses), net	(4)	—	77,241	—	(23,661)
Claims & other policy benefits	—	—	—	—	—
Interest credited	—	—	—	—	(23,840)
Policy acquisition costs and other insurance expenses	—	—	—	—	—
Included in other comprehensive income	113	—	—	—	—
Purchases(1)	—	—	—	—	(15,193)
Sales(1)	—	—	—	—	—
Settlements(1)	(64)	(298)	—	—	19,432
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	(26,542)	—	(4,962)	—
Fair value, end of period	$43,833	$11,157	$(99,029)	$—	$(911,987)
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$12	$—	$—	$—	$—
Investment related gains (losses), net	—	—	77,241	—	(24,211)
Claims & other policy benefits	—	—	—	—	—
Interest credited	—	—	—	—	(43,273)
Policy acquisition costs and other insurance expenses	—	—	—	—	—

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

The tables below provide a summary of the changes in fair value of Level 3 assets and liabilities for the three months ended March 31, 2013, as well as the portion of gains or losses included in income for the three months ended March 31, 2013 attributable to unrealized gains or losses related to those assets and liabilities still held at March 31, 2013 (dollars in thousands):

For the three months ended March 31, 2013:	Fixed maturity securities - available-for-sale
	Corporate securities	Residential mortgage-backed securities	Asset-backed securities	Commercial mortgage-backed securities	U.S. Government and agencies securities	State and political subdivision securities
Fair value, beginning of period	$1,668,563	$93,931	$232,391	$167,006	$4,538	$43,212
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(2,027)	105	878	502	—	9
Investment related gains (losses), net	(1,262)	(173)	(1,747)	(870)	—	(4)
Claims & other policy benefits	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—	—
Included in other comprehensive income	963	2,514	12,036	12,500	—	(553)
Purchases (1)	74,671	40,538	55,881	—	—	—
Sales(1)	(16,278)	(1,599)	(8,297)	(1,604)	—	—
Settlements(1)	(65,366)	(4,923)	(5,877)	(2,240)	—	(25)
Transfers into Level 3	3,773	10,324	2,966	—	—	—
Transfers out of Level 3	(16,134)	—	—	—	(4,538)	—
Fair value, end of period	$1,646,903	$140,717	$288,231	$175,294	$—	$42,639
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(2,027)	$105	$882	$501	$—	$9
Investment related gains (losses), net	(202)	—	—	—	—	—
Claims & other policy benefits	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—	—

	Fixed maturity securities - available-for-sale
For the three months ended March 31, 2013 (continued):	Other foreign government securities	Funds withheld at interest- embedded derivatives	Short-term investments	Interest sensitive contract liabilities embedded derivatives
Fair value, beginning of period	$28,280	$(243,177)	$22,031	$(912,361)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(75)	—	(3)	—
Investment related gains (losses), net	—	86,988	—	51,314
Claims & other policy benefits	—	—	—	—
Interest credited	—	—	—	(32,996)
Policy acquisition costs and other insurance expenses	—	—	—	—
Included in other comprehensive income	(340)	—	(27)	—
Purchases(1)	—	—	—	(13,860)
Sales(1)	—	—	—	—
Settlements(1)	—	—	—	17,427
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value, end of period	$27,865	$(156,189)	$22,001	$(890,476)
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(75)	$—	$(4)	$—
Investment related gains (losses), net	—	86,988	—	50,123
Claims & other policy benefits	—	—	—	—
Interest credited	—	—	—	(50,424)
Policy acquisition costs and other insurance expenses	—	—	—	—

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

	Three months ended March 31,
(dollars in thousands)	2014			2013
	Carrying Value Prior to Measurement	Estimated Fair Value After Measurement	Net Investment Gains (Losses)	Carrying Value Prior to Measurement	Estimated Fair Value After Measurement	Net Investment Gains (Losses)
Mortgage loans(1)	$10,280	$10,660	$380	$13,581	$13,700	$119
Limited partnership interests(2)	—	—	—	11,590	9,161	(2,429)

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

Fair Value of Financial Instruments
The Company is required by general accounting principles for Fair Value Measurements and Disclosures to disclose the fair value of certain financial instruments including those that are not carried at fair value. The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments, which were not measured at fair value on a recurring basis, at March 31, 2014 and December 31, 2013 (dollars in thousands):

March 31, 2014:	Carrying Value	Estimated Fair Value	Fair Value Measurement Using:
			Level 1	Level 2	Level 3
Assets:
Mortgage loans on real estate	$2,526,228	$2,576,966	$—	$—	$2,576,966
Policy loans	1,296,897	1,296,897	—	1,296,897	—
Funds withheld at interest(1)	5,912,727	6,236,412	—	—	6,236,412
Cash and cash equivalents(2)	594,175	594,175	594,175	—	—
Short-term investments(2)	33,497	33,497	33,497	—	—
Other invested assets(2)	476,249	519,548	5,108	36,046	478,394
Accrued investment income	233,816	233,816	—	233,816	—
Liabilities:
Interest-sensitive contract liabilities(1)	$10,065,850	$9,812,347	$—	$—	$9,812,347
Short-term debt	50,000	50,000	—	50,000	—
Long-term debt	2,214,526	2,407,939	—	—	2,407,939
Collateral finance facility	484,747	376,193	—	—	376,193

December 31, 2013:	Carrying Value	Estimated Fair Value	Fair Value Measurement Using:
			Level 1	Level 2	Level 3
Assets:
Mortgage loans on real estate	$2,486,680	$2,489,721	$—	$—	$2,489,721
Policy loans	1,244,469	1,244,469	—	1,244,469	—
Funds withheld at interest(1)	5,948,374	6,207,342	—	—	6,207,342
Cash and cash equivalents(2)	552,302	552,302	552,302	—	—
Short-term investments(2)	27,823	27,823	27,823	—	—
Other invested assets(2)	491,545	534,442	5,070	33,886	495,486
Accrued investment income	267,908	267,908	—	267,908	—
Liabilities:
Interest-sensitive contract liabilities(1)	$10,228,120	$9,989,514	$—	$—	$9,989,514
Long-term debt	2,214,350	2,333,023	—	—	2,333,023
Collateral finance facility	484,752	374,984	—	—	374,984

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
Short-term Debt – The carrying amount of short-term debt approximates its fair value because of the relatively short time between origination of the debt instrument and its maturity, which is reflected in Level 2.
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
Effective January 1, 2014, the Company realigned certain operations and management responsibilities to better fit within its geographic-based segments. Operations in Mexico and Latin America have been moved from Europe & South Africa to the U.S. segment, which has been renamed U.S. and Latin America. Operations in India have been moved from Europe & South Africa to the Asia Pacific segment. The Europe & South Africa segment has been renamed Europe, Middle East and Africa. Prior-period figures have been adjusted to conform to the new segment reporting structure.
The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in Note 2 of the consolidated financial statements accompanying the 2013 Annual Report. The Company measures segment performance primarily based on profit or loss from operations before income taxes. There are no intersegment reinsurance transactions and the Company does not have any material long-lived assets. Investment income is allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes.
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

The Company’s reportable segments are strategic business units that are primarily segregated by geographic region. Information related to revenues, income before income taxes and total assets of the Company for each reportable segment are summarized below (dollars in thousands).

	Three months ended March 31,
Total revenues:	2014	2013
U.S. and Latin America:
Traditional	$1,278,692	$1,196,924
Non-Traditional	288,621	314,100
Canada	277,749	297,089
Europe, Middle East and Africa	365,857	307,587
Asia Pacific	415,029	409,851
Corporate and Other	31,225	75,551
Total	$2,657,173	$2,601,102

	Three months ended March 31,
Income before income taxes:	2014	2013
U.S. and Latin America:
Traditional	$50,972	$79,543
Non-Traditional	83,124	97,564
Canada	20,064	36,308
Europe, Middle East and Africa	15,205	10,963
Asia Pacific	26,311	18,242
Corporate and Other	3,764	36,207
Total	$199,440	$278,827

Total Assets:	March 31, 2013	December 31, 2013
U.S. and Latin America:
Traditional	$13,326,226	$13,285,423
Non-Traditional	11,743,411	11,716,908
Canada	4,012,037	4,103,730
Europe, Middle East and Africa	2,572,563	2,230,568
Asia Pacific	3,657,850	3,597,456
Corporate and Other	5,229,494	4,740,388
Total	$40,541,581	$39,674,473

8.	Commitments and Contingent Liabilities
At March 31, 2014, the Company’s commitments to fund investments were $302.5 million in limited partnerships, $23.5 million in commercial mortgage loans, $39.8 million in private placements and $46.9 million in bank loans, including revolving credit agreements. At December 31, 2013, the Company’s commitments to fund investments were $239.5 million in limited partnerships, $4.6 million in commercial mortgage loans, $22.0 million in private placements and $37.0 million in bank loans, including revolving credit agreements. The Company anticipates that the majority of its current commitments will be invested over the next five years; however, these commitments could become due any time at the request of the counterparties. Investments in limited partnerships and private placements are carried at cost or reported using the equity method and included in other invested assets in the condensed consolidated balance sheets. Bank loans are carried at fair value and included in fixed maturities available-for-sale.
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

The Company has obtained bank letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions. At March 31, 2014 and December 31, 2013, there were approximately $209.4 million and $210.3 million, respectively, of undrawn outstanding bank letters of credit in favor of third parties. Additionally, the Company utilizes letters of credit primarily to secure reserve credits when it retrocedes business to its subsidiaries, including Parkway Reinsurance Company (“Parkway Re”), Rockwood Reinsurance Company (“Rockwood Re”), Timberlake Financial L.L.C. (“Timberlake Financial”), RGA Americas Reinsurance, Ltd. (“RGA Americas”), RGA Reinsurance Company (Barbados) Ltd. (“RGA Barbados”) and RGA Atlantic Reinsurance Company, Ltd. (“RGA Atlantic”). The Company cedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions such as the U.S. and the United Kingdom. The capital required to support the business in the affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of March 31, 2014 and December 31, 2013, $966.3 million and $995.5 million, respectively, in undrawn letters of credit from various banks were outstanding, primarily backing reinsurance between the various subsidiaries of the Company. The banks providing letters of credit to the Company are included on the National Association of Insurance Commissioners (“NAIC”) list of approved banks.
The Company maintains seven credit facilities, a syndicated revolving credit facility with a capacity of $850.0 million and six letter of credit facilities with a combined capacity of $880.1 million. The Company may borrow cash and obtain letters of credit in multiple currencies under its syndicated revolving credit facility. The following table provides additional information on the Company’s credit facilities as of March 31, 2014 and December 31, 2013 (dollars in millions):

		Amount Utilized(1)
Facility Capacity	Maturity Date	March 31, 2014	December 31, 2013	Basis of Fees
$850.0	December 2015	$65.1	$67.6	Senior unsecured long-term debt rating
200.0	September 2019	200.0	200.0	Fixed
120.0	May 2016	80.0	85.1	Fixed
270.0	November 2017	270.0	270.0	Fixed
100.0	June 2017	86.0	89.4	Fixed
75.0(2)	November 2013	75.0	58.4	Fixed
115.1(2)	March 2019	115.1	132.5	Fixed

(1)	Represents issued but undrawn letters of credit. There was no cash borrowed for the periods presented.

(2)	Foreign currency facility, U.S. dollar amount may vary.
RGA has issued guarantees to third parties on behalf of its subsidiaries for the payment of amounts due under certain reinsurance treaties, securities borrowing arrangements, financing arrangements and office lease obligations, whereby, if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. In limited circumstances, treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA’s subsidiary is relatively new, unrated, or not of a significant size, relative to the ceding company. Liabilities supported by the treaty guarantees, before consideration for any legally offsetting amounts due from the guaranteed party, totaled $939.7 million and $826.9 million as of March 31, 2014 and December 31, 2013, respectively, and are reflected on the Company’s condensed consolidated balance sheets in future policy benefits. As of March 31, 2014 and December 31, 2013, the Company’s exposure related to treaty guarantees, net of assets held in trust, was $753.0 million and $647.9 million, respectively. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to borrowed securities provide additional security to third parties should a subsidiary fail to return the borrowed securities when due. As of March 31, 2014 and December 31, 2013, RGA’s obligation related to borrowed securities guarantees was $184.5 million and $93.0 million, respectively. There were no amounts guaranteed under financing arrangements as of March 31, 2014 and December 31, 2013.
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
RGA, through wholly-owned subsidiaries, has committed to provide statutory reserve support to third-parties, in exchange for a fee, by funding loans if certain defined events occur. Such statutory reserves are required under the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX for term life insurance policies and Regulation A-XXX for universal life secondary guarantees). The third-parties have recourse to RGA should the subsidiary fail to provide the required funding, however, as of March 31, 2014, the Company does not believe that it will be required to provide any funding under these commitments as the occurrence of the defined events is considered remote. The following table presents information about these commitments (dollars in millions):

	Maximum Potential Obligation
Commitment Period	March 31, 2014	December 31, 2013
2026	$500.0	$500.0
2033	1,350.0	1,350.0
2036	1,250.0	1,250.0
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
Provision for income tax expense differed from the amounts computed by applying the U.S. federal income tax statutory rate of 35% to pre-tax income as a result of the following (dollars in thousands):

	Three months ended March 31,
	2014	2013
Tax provision at U.S. statutory rate	$69,804	$97,589
Increase (decrease) in income taxes resulting from:
Foreign tax rate differing from U.S. tax rate	(3,221)	(2,388)
Differences in tax basis in foreign jurisdictions	250	900
Deferred tax valuation allowance	(3,157)	(22)
Amounts related to tax audit contingencies	778	1,099
Corporate rate changes	(17)	(1,371)
Subpart F	2,439	465
Foreign tax credits	(855)	(670)
Return to provision adjustments	(3,353)	(2,484)
Other, net	108	174
Total provision for income taxes	$62,776	$93,292
Effective tax rate	31.5%	33.5%
During the quarter ended March 31, 2014, the company released a valuation allowance on tax benefits associated with claims experience on certain treaties, which was partially offset by a tax accrual related to the Active Financing Exception business extender provision that the U.S. Congress did not pass prior to the end of the quarter.

10.	Employee Benefit Plans
The components of net periodic benefit costs for the three months ended March 31, 2014 and 2013 were as follows (dollars in thousands):

	Pension Benefits		Other Benefits
	Three months ended March 31,		Three months ended March 31,
	2014	2013	2014	2013
Service cost	$1,501	$1,883	$470	$410
Interest Cost	808	1,018	338	312
Expected return on plan assets	(933)	(767)	—	—
Amortization of prior service cost	2	94	—	—
Amortization of prior actuarial loss	673	837	217	186
Net periodic benefit cost	$2,051	$3,065	$1,025	$908
The Company has not made any pension contributions during the first three months of 2014, but expects to make total pension contributions of $6.1 million in 2014.

11.	Equity Based Compensation
Equity compensation expense was $4.3 million and $9.7 million in the first quarter of 2014 and 2013, respectively. In the first quarter of 2014, the Company granted 0.3 million stock appreciation rights at $78.48 weighted average exercise price per share and 0.2 million performance contingent units to employees. Additionally, non-employee directors were granted a total of 15,925 shares of common stock. As of March 31, 2014, 1.9 million share options at $50.84 weighted average per share were vested and exercisable with a remaining weighted average exercise period of 5.4 years. As of March 31, 2014, the total compensation cost of non-vested awards not yet recognized in the condensed consolidated financial statements was $43.9 million. It is estimated that these costs will vest over a weighted average period of 2.3 years.
Effective with the 2014 grants, certain eligible associates were granted a greater portion of equity awards in performance contingent units, while others were granted a greater portion of awards settled in cash. This change increases the performance based nature of the awards while reducing share issuance.

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
Retrocession reinsurance treaties do not relieve the Company from its obligations to direct writing companies. Failure of retrocessionaires to honor their obligations could result in losses to the Company. Consequently, allowances would be established for amounts deemed uncollectible. At March 31, 2014 and December 31, 2013, no allowances were deemed necessary. The Company regularly evaluates the financial condition of the insurance companies from which it assumes and to which it cedes reinsurance.
Retrocessions are arranged through the Company’s retrocession pools for amounts in excess of the Company’s retention limit. As of March 31, 2014 and December 31, 2013, all rated retrocession pool participants followed by the A.M. Best Company were rated “A- (excellent)” or better. The Company verifies retrocession pool participants’ ratings on a quarterly basis. For a majority of the retrocessionaires that were not rated, security in the form of letters of credit or trust assets has been given as additional security. In addition, the Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance. In addition to its third party retrocessionaires, various RGA reinsurance subsidiaries retrocede amounts in excess of their retention to RGA Reinsurance, Parkway Re, RGA Barbados, RGA Americas, Rockwood Re, Manor Reinsurance, Ltd. (“Manor Re”), RGA Worldwide or RGA Atlantic.
At March 31, 2014, the Company had $594.8 million of ceded reinsurance receivables, of which $358.9 million, or 60.3%, were with the Company’s four largest ceded reinsurers. Included in the March 31, 2014 total ceded reinsurance receivables balance were $141.7 million of claims recoverable, of which $7.5 million were in excess of 90 days past due. At December 31, 2013, the Company had $594.5 million of ceded reinsurance receivables, of which $359.2 million, or 60.4%, were with the Company’s four largest ceded reinsurers. Included in the December 31, 2013 total ceded reinsurance receivables balance were $134.1 million of claims recoverable, of which $4.2 million were in excess of 90 days past due.

13.	Stock Transactions
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
During the first quarter of 2014, RGA repurchased 1,449,293 shares of common stock under this program for $112.6 million. The common shares repurchased have been placed into treasury to be used for general corporate purposes. As of March 31, 2014 there was $187.4 million remaining under the board of directors authorized share repurchase program.

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
Income Taxes
In July 2013, the FASB amended the general accounting principles for Income Taxes as it relates to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This amendment clarifies that an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and not combined with deferred tax assets.  These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this amendment did not have an impact on the Company's condensed consolidated financial statements.
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
Numerous important factors could cause actual results and events to differ materially from those expressed or implied by forward-looking statements including, without limitation, (1) adverse capital and credit market conditions and their impact on the Company’s liquidity, access to capital and cost of capital, (2) the impairment of other financial institutions and its effect on the Company’s business, (3) requirements to post collateral or make payments due to declines in market value of assets subject to the Company’s collateral arrangements, (4) the fact that the determination of allowances and impairments taken on the Company’s investments is highly subjective, (5) adverse changes in mortality, morbidity, lapsation or claims experience, (6) changes in the Company’s financial strength and credit ratings and the effect of such changes on the Company’s future results of operations and financial condition, (7) inadequate risk analysis and underwriting, (8) general economic conditions or a prolonged economic downturn affecting the demand for insurance and reinsurance in the Company’s current and planned markets, (9) the availability and cost of collateral necessary for regulatory reserves and capital, (10) market or economic conditions that adversely affect the value of the Company’s investment securities or result in the impairment of all or a portion of the value of certain of the Company’s investment securities, that in turn could affect regulatory capital, (11) market or economic conditions that adversely affect the Company’s ability to make timely sales of investment securities, (12) risks inherent in the Company’s risk management and investment strategy, including changes in investment portfolio yields due to interest rate or credit quality changes, (13) fluctuations in U.S. or foreign currency exchange rates, interest rates, or securities and real estate markets, (14) adverse litigation or arbitration results, (15) the adequacy of reserves, resources and accurate information relating to settlements, awards and terminated and discontinued lines of business, (16) the stability of and actions by governments and economies in the markets in which the Company operates, including ongoing uncertainties regarding the amount of United States sovereign debt and the credit ratings thereof, (17) competitive factors and competitors’ responses to the Company’s initiatives, (18) the success of the Company’s clients, (19) successful execution of the Company’s entry into new markets, (20) successful development and introduction of new products and distribution opportunities, (21) the Company’s ability to successfully integrate and operate reinsurance business that the Company acquires, (22) action by regulators who have authority over the Company’s reinsurance operations in the jurisdictions in which it operates, (23) the Company’s dependence on third parties, including those insurance companies and reinsurers to which the Company cedes some reinsurance, third-party investment managers and others, (24) the threat of natural disasters, catastrophes, terrorist attacks, epidemics or pandemics anywhere in the world where the Company or its clients do business, (25) interruption or failure of the Company's telecommunication, information technology or other operational systems, or the Company's failure to maintain adequate security to protect the confidentiality or privacy of personal or sensitive data stored on such systems, (26) changes in laws, regulations, and accounting standards applicable to the Company, its subsidiaries, or its business, (27) the effect of the Company’s status as an insurance holding company and regulatory restrictions on its ability to pay principal of and interest on its debt obligations, and (28) other risks and uncertainties described in this document and in the Company’s other filings with the SEC.
Forward-looking statements should be evaluated together with the many risks and uncertainties that affect the Company’s business, including those mentioned in this document and the cautionary statements described in the periodic reports the Company files with the SEC. These forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligations to update these forward-looking statements, even though the Company’s situation may change in the future. The Company qualifies all of its forward-looking statements by these cautionary statements. For a discussion of these risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements, you are advised to see Item 1A – “Risk Factors” in the 2013 Annual Report.
Overview
RGA is an insurance holding company that was formed on December 31, 1992. The condensed consolidated financial statements include the assets, liabilities and results of operations of RGA, RGA Reinsurance, Reinsurance Company of Missouri, Incorporated, RGA Barbados, RGA Americas, RGA Atlantic, RGA Life Reinsurance Company of Canada (“RGA Canada”), RGA Reinsurance Company of Australia, Limited and RGA International Reinsurance Company as well as other subsidiaries, which are primarily wholly owned (collectively, the Company).

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
Effective January 1, 2014, the Company realigned certain operations and management responsibilities to better fit within its geographic-based segments. Operations in Mexico and Latin America have been moved from Europe & South Africa to the U.S. segment, which has been renamed U.S. and Latin America. Operations in India have been moved from Europe & South Africa to the Asia Pacific segment. The Europe & South Africa segment has been renamed Europe, Middle East and Africa. Prior-period figures have been adjusted to conform to the new segment reporting structure.
The Company has five geographic-based or function-based operational segments, each of which is a distinct reportable segment: U.S. and Latin America; Canada; Europe, Middle East and Africa; Asia Pacific; and Corporate and Other. The U.S. and Latin America operations are further segmented into traditional and non-traditional businesses. The U.S. and Latin America operations provide individual life, long-term care, group life and health reinsurance, annuity and financial reinsurance products. The U.S. and Latin America operations non-traditional business also issues fee-based synthetic guaranteed investment contracts, which include investment-only, stable value contracts, to retirement plans. The Canada operations reinsure traditional life products as well as creditor reinsurance, group life and health reinsurance, non-guaranteed critical illness products and longevity reinsurance. Europe, Middle East and Africa operations include a variety of life and health products, critical illness and longevity business throughout Europe and in South Africa, in addition to other markets the Company is developing. The principle types of reinsurance in Asia Pacific include life, critical illness, health, disability, superannuation and financial reinsurance. Corporate and Other includes results from, among others, RGA Technology Partners, Inc. (“RTP”), a wholly-owned subsidiary that develops and markets technology solutions for the insurance industry, interest expense related to debt and the investment income and expense associated with the Company’s collateral finance facility. The Company measures segment performance based on profit or loss from operations before income taxes.
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
Results of Operations
Consolidated
Consolidated income before income taxes decreased $79.4 million, or 28.5% for the first quarter of 2014, as compared to the same period in 2013. The decrease in income was primarily due to unfavorable mortality experience in the U.S. and Latin America segment and the Canada segment compared to the prior year and a decrease in other revenues. The decrease in other revenues is related to the recognition of gains on the repurchase of collateral finance facility securities of $46.5 million in 2013. Foreign currency fluctuations relative to the prior year unfavorably affected income before income taxes by approximately $6.7 million in the first quarter of 2014, as compared to the same period in 2013.

The Company recognizes in consolidated income, any changes in the value of embedded derivatives on modco or funds withheld treaties, equity-indexed annuity treaties (“EIAs”) and variable annuity products. The combined changes in these three types of embedded derivatives, after adjustment for deferred acquisition costs and retrocession, resulted in a reduction of approximately $50.0 million in consolidated income before income taxes in the first three months of 2014, as compared to the same period in 2013. This fluctuation does not affect current cash flows, crediting rates or spread performance on the underlying treaties. Therefore, management believes it is helpful to distinguish between the effects of changes in these embedded derivatives, net of related hedging activity, and the primary factors that drive profitability of the underlying treaties, namely investment income, fee income, and interest credited. The individual effect on income before income taxes for these three types of embedded derivatives is as follows:
The change in the value of embedded derivatives related to reinsurance treaties written on a modco or funds withheld basis are subject to the general accounting principles for derivatives and hedging related to embedded derivatives. The unrealized gains and losses associated with these embedded derivatives, after adjustment for deferred acquisition costs, reduced income before income taxes by $5.5 million in the first three months of 2014, as compared to the same period in 2013.
Changes in risk-free rates used in the fair value estimates of embedded derivatives associated with EIAs affect the amount of unrealized gains and losses the Company recognizes. The unrealized gains and losses associated with EIAs, after adjustment for deferred acquisition costs and retrocession, reduced income before income taxes by $4.7 million in the first three months of 2014, as compared to the same period in 2013.
The change in the Company’s liability for variable annuities associated with guaranteed minimum living benefits affects the amount of unrealized gains and losses the Company recognizes. The unrealized gains and losses associated with guaranteed minimum living benefits, after adjustment for deferred acquisition costs, reduced income before income taxes by $39.8 million in the first three months of 2014, as compared to the same period in 2013.
Consolidated net premiums increased $120.9 million, or 6.1%, in the first three months of 2014, as compared to the same period in 2013, due to growth in life reinsurance in force. Foreign currency fluctuations unfavorably affected net premiums by approximately $50.4 million in the first quarter of 2014 as compared to the same period in 2013. Consolidated assumed life insurance in force increased to $2,955.3 billion as of March 31, 2014 from $2,872.8 billion as of March 31, 2013 due to new business production. The Company added new business production, measured by face amount of insurance in force, of $98.9 billion and $95.9 billion during the first quarter of 2014 and 2013, respectively. Foreign currency fluctuations negatively affected the increase in assumed life insurance in force from March 31, 2013 by $41.8 billion. Management believes industry consolidation and the established practice of reinsuring mortality risks should continue to provide opportunities for growth, albeit at rates less than historically experienced in some markets.
Consolidated investment income, net of related expenses, decreased $20.8 million, or 4.9%, for the three months ended March 31, 2014, as compared to the same period in 2013. The decrease is primarily due to market value changes related to the Company’s funds withheld at interest investment associated with the reinsurance of certain EIAs which unfavorably affected investment income by $20.7 million and lower effective investment portfolio yields. The effect on investment income of the EIAs market value changes is substantially offset by a corresponding change in interest credited to policyholder account balances resulting in an insignificant effect on net income. The decrease is partially offset by a larger average invested asset base, excluding spread business. Average invested assets at amortized cost, excluding spread business, for the three months ended March 31, 2014 totaled $19.7 billion, a 10% increase over March 31, 2013. The average yield earned on investments, excluding spread business, decreased to 4.74%, for the first quarter of 2014 from 4.83% for the first quarter of 2013. The average yield will vary from quarter to quarter and year to year depending on a number of variables, including the prevailing interest rate and credit spread environment, changes in the mix of the underlying investments and cash balances, and the timing of dividends and distributions on certain investments. While there has recently been some improvement, a continued low interest rate environment in the U.S. and Canada is expected to put downward pressure on this yield in future reporting periods.
Total investment related gains (losses), net decreased by $9.8 million, or 10.4%, for the three months ended March 31, 2014, as compared to the same period in 2013. The decrease is primarily due to an unfavorable change in the embedded derivatives related to guaranteed minimum living benefits of $75.0 million and an unfavorable change in the embedded derivatives related to reinsurance treaties written on a modco or funds withheld basis of $13.0 million. Largely offsetting these decreases was an increase in the fair value of derivatives used to hedge the embedded derivative liabilities associated with guaranteed minimum living benefits of $76.3 million. See Note 4 - “Investments” and Note 5 - “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for additional information on the impairment losses and derivatives. A portion of investment income and investment related gains and losses are allocated to the operating segments based upon average assets and related capital levels deemed appropriate to support the segment operations.
The effective tax rate on a consolidated basis was 31.5% and 33.5% for the first quarter of 2014 and 2013, respectively. The 2014 effective tax rate was lower than the U.S. Statutory rate of 35.0% primarily as a result of income in non-U.S. jurisdictions with lower tax rates than the U.S. and the release of a valuation allowance on tax benefits associated with claims experience on certain treaties, which were partially offset by a tax accrual related to the Active Financing Exception business extender provision that the U.S. Congress did not pass prior to the end of the quarter. The 2013 effective tax rate was lower than the U.S. Statutory rate of 35.0% primarily as a result of income in non-U.S. jurisdictions with lower tax rates than the U.S. and differences in tax basis in foreign jurisdictions.

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
Premiums receivable;
Deferred acquisition costs;
Liabilities for future policy benefits and incurred but not reported claims;
Valuation of investments and other-than-temporary impairments to specific investments;
Valuation of embedded derivatives; and
Income taxes.
A discussion of each of the critical accounting policies may be found in the Company’s 2013 Annual Report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”
Further discussion and analysis of the results for 2014 compared to 2013 are presented by segment.
U.S. and Latin America Operations
U.S. and Latin America operations consist of two segments: Traditional and Non-Traditional. The Traditional segment primarily specializes in individual mortality-risk reinsurance and to a lesser extent, group, health and long-term care reinsurance. The Non-Traditional segment consists of Asset-Intensive and Financial Reinsurance. Asset-Intensive within the Non-Traditional segment also issues fee-based synthetic guaranteed investment contracts which include investment-only, stable value contracts, to retirement plans.

For the three months ended March 31, 2014		Non-Traditional
(dollars in thousands)		Asset-Intensive	Financial Reinsurance	Total U.S. and Latin America
	Traditional
Revenues:
Net premiums	$1,141,905	$5,180	$—	$1,147,085
Investment income, net of related expenses	133,376	158,402	1,247	293,025
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(47)	—	—	(47)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	—	—	—
Other investment related gains (losses), net	2,816	76,335	83	79,234
Total investment related gains (losses), net	2,769	76,335	83	79,187
Other revenues	642	28,276	19,098	48,016
Total revenues	1,278,692	268,193	20,428	1,567,313
Benefits and expenses:
Claims and other policy benefits	1,033,707	4,260	—	1,037,967
Interest credited	12,272	95,084	—	107,356
Policy acquisition costs and other insurance expenses	156,000	94,140	5,742	255,882
Other operating expenses	25,741	4,094	2,177	32,012
Total benefits and expenses	1,227,720	197,578	7,919	1,433,217
Income before income taxes	$50,972	$70,615	$12,509	$134,096

For the three months ended March 31, 2013		Non-Traditional
(dollars in thousands)		Asset-Intensive	Financial Reinsurance	Total U.S. and Latin America
	Traditional
Revenues:
Net premiums	$1,056,428	$3,838	$—	$1,060,266
Investment income (loss), net of related expenses	132,535	179,369	597	312,501
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(162)	—	—	(162)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	—	—	—
Other investment related gains (losses), net	7,471	88,584	34	96,089
Total investment related gains (losses), net	7,309	88,584	34	95,927
Other revenues	652	28,881	12,797	42,330
Total revenues	1,196,924	300,672	13,428	1,511,024
Benefits and expenses:
Claims and other policy benefits	936,881	3,588	—	940,469
Interest credited	16,150	108,785	—	124,935
Policy acquisition costs and other insurance expenses	140,072	94,663	3,440	238,175
Other operating expenses	24,278	4,113	1,947	30,338
Total benefits and expenses	1,117,381	211,149	5,387	1,333,917
Income before income taxes	$79,543	$89,523	$8,041	$177,107
Income before income taxes for the U.S. and Latin America operations segment decreased by $43.0 million, or 24.3%, for the three months ended March 31, 2014, as compared to the same period in 2013. The decrease in income before income taxes in the first quarter can be largely attributed to the Traditional segment. Unfavorable mortality experience resulted in an increase in the loss ratio of approximately 90.5% in the first quarter of 2014 compared to 88.7% in the same period in 2013.
Traditional Reinsurance
The U.S. and Latin America Traditional segment provides life and health reinsurance to domestic clients for a variety of products through yearly renewable term, coinsurance and modco agreements. These reinsurance arrangements may involve either facultative or automatic agreements.

Income before income taxes for the U.S. and Latin America Traditional segment decreased by $28.6 million, or 35.9% for the three months ended March 31, 2014, as compared to the same period in 2013. The decrease in the first quarter was primarily due to unfavorable mortality compared to the same prior year period.
Net premiums increased $85.5 million, or 8.1% for the three months ended March 31, 2014, as compared to the same period in 2013. The increase in net premiums was driven in part by growth in the health and group related coverages which contributed $28.4 million to the increase for the first three months of 2014. In addition, the segment added new individual life business production, measured by face amount of insurance in force of $20.4 billion and $29.4 billion during the first three months of 2014 and 2013, respectively.
Net investment income increased $0.8 million, or 0.6%, for the three months ended March 31, 2014, as compared to the same period in 2013. The increase is due to an increase in the average invested asset base offset by lower yield rates. Investment related gains (losses), net decreased $4.5 million, for the three months ended March 31, 2014, as compared to the same period in 2013. A portion of investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Claims and other policy benefits as a percentage of net premiums (“loss ratios”) were 90.5% and 88.7% for the three months ended March 31, 2014, respectively. The increase in the percentage for the first three months was due, in part, to higher than normal volatility in large facultative individual mortality claims. Although reasonably predictable over a period of years, claims can be volatile over short-term periods.
Interest credited expense decreased $3.9 million, or 24.0%, for the three months ended March 31, 2014, as compared to the same period in 2013. This expense relates primarily to one treaty in which the related investment income decreased proportionately. Interest credited in this segment relates to amounts credited on cash value products which also have a significant mortality component. Income before income taxes is affected by the spread between the investment income and the interest credited on the underlying products. A treaty amendment in the fourth quarter of 2013 reduced the spread earned on this treaty by 25 basis points. Interest earned rates and related interest crediting rates are index driven.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 13.7% and 13.3% for the three months ended March 31, 2014 and 2013, respectively. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels within coinsurance-type arrangements. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary. Also, the mix of first year coinsurance business versus yearly renewable term business can cause the percentage to fluctuate from period to period.
Other operating expenses increased $1.5 million, or 6.0%, for the three months ended March 31, 2014, as compared to the same period in 2013. Other operating expenses, as a percentage of net premiums were 2.3% for both three month periods ended March 31, 2014 and 2013, respectively.
Non-Traditional - Asset-Intensive Reinsurance
Non-Traditional Asset-Intensive Reinsurance primarily assumes investment risk within underlying annuities and corporate-owned life insurance policies. Most of these reinsurance agreements are coinsurance, coinsurance with funds withheld or modco whereby the Company recognizes profits or losses primarily from the spread between the investment income earned and the interest credited on the underlying deposit liabilities, as well as fees associated with variable annuity account values.
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

(dollars in thousands)	Three months ended March 31,
	2014	2013
Revenues:
Total revenues	$268,193	$300,672
Less:
Embedded derivatives – modco/funds withheld treaties	78,696	90,201
Guaranteed minimum benefit riders and related free standing derivatives	238	(1,039)
Revenues before certain derivatives	189,259	211,510
Benefits and expenses:
Total benefits and expenses	197,578	211,149
Less:
Embedded derivatives – modco/funds withheld treaties	49,427	56,990
Guaranteed minimum benefit riders and related free standing derivatives	640	(1,411)
Equity-indexed annuities	(2,131)	(6,845)
Benefits and expenses before certain derivatives	149,642	162,415
Income before income taxes:
Income before income taxes	70,615	89,523
Less:
Embedded derivatives – modco/funds withheld treaties	29,269	33,211
Guaranteed minimum benefit riders and related free standing derivatives	(402)	372
Equity-indexed annuities	2,131	6,845
Income before income taxes and certain derivatives	$39,617	$49,095
Embedded Derivatives - Modco/Funds Withheld Treaties- Represents the change in the fair value of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis. The fair value changes of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in benefits and expenses. Changes in the fair value of the embedded derivative are driven by changes in investment credit spreads, including the Company’s own credit risk. Generally, an increase in investment credit spreads, ignoring changes in the Company’s own credit risk, will have a negative impact on the fair value of the embedded derivative (decrease in income). Changes in fair values of these embedded derivatives are net of a decrease in revenues of $0.9 million and $1.7 million for the three months ended March 31, 2014 and 2013, respectively, associated with the Company’s own credit risk. A 10% increase in the Company’s own credit risk rate would have increased revenues for the three months ended March 31, 2014 by approximately $0.1 million. Conversely, a 10% decrease in the Company’s own credit risk rate would have decreased revenues for the nine months ended March 31, 2014 by approximately $0.1 million.
In the first quarter of 2014, the change in fair value of the embedded derivative increased revenues by $78.7 million and related deferred acquisition expenses increased benefits and expenses by $49.4 million, for a positive pre-tax income impact of $29.3 million. During the first quarter of 2013, the change in fair value of the embedded derivative increased revenues by $90.2 million and related deferred acquisition expenses increased benefits and expenses by $57.0 million, for a positive pre-tax income impact of $33.2 million.
Guaranteed Minimum Benefit Riders- Represents the impact related to guaranteed minimum benefits associated with the Company’s reinsurance of variable annuities. The fair value changes of the guaranteed minimum benefits along with the changes in fair value of the free standing derivatives purchased by the Company to partially hedge the liability are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in expenses. Changes in fair values of these embedded derivatives are net of an increase in revenues of $0.5 million and $11.9 million for the three months ended March 31, 2014 and 2013, respectively, associated with the Company’s own credit risk. A 10% increase in the Company’s own credit risk rate would have increased revenues for the three months ended March 31, 2014 by approximately $0.4 million. Conversely, a 10% decrease in the Company’s own credit risk rate would have decreased revenues for the three months ended March 31, 2014 by approximately $0.4 million.

In the first quarter of 2014, the change in the fair value of the guaranteed minimum benefits, after allowing for changes in the associated free standing derivatives, increased revenues by $0.2 million and deferred acquisition expenses increased benefits and expenses by $0.6 million for a negative pre-tax income impact of $0.4 million. In the first quarter of 2013, the change in the fair value of the guaranteed minimum benefits after allowing for changes in the associated free standing derivatives decreased revenues by $1.0 million and deferred acquisition expenses decreased benefits and expenses by $1.4 million for a positive pre-tax income impact of $0.4 million.
Equity-Indexed Annuities- Represents the impact of changes of the fair value of embedded derivative liabilities associated with equity-indexed annuities, after adjustments for related deferred acquisition expenses. In the first quarter of 2014 and 2013, expenses decreased $2.1 million and increased $6.8 million, respectively.
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
Discussion and analysis before certain derivatives:
Income before income taxes and certain derivatives decreased by $9.5 million in the first quarter of 2014, as compared to the same period in 2013. The decrease in the first quarter was primarily due to a decrease in both variable and fixed equity annuities, in large part due to the favorable equity market experience during the first quarter of 2013 compared to the first quarter of 2014. This decrease was partially offset by a favorable interest margin related to a large fixed deferred annuity transaction. Also contributing to the decrease in income were net changes in investment related gains and losses associated with funds withheld and coinsurance portfolios and the related impact of deferred acquisition expenses. Funds withheld capital gains and losses are reported through investment income while coinsurance activity is reflected in investment related gains (losses), net.
Revenue before certain derivatives decreased by $22.3 million in the first quarter of 2014 compared to 2013. The negative variance was primarily a result of changes in investment income related to equity options held in a funds withheld portfolio associated with equity-indexed annuity treaties, coupled with net changes in investment related gains and losses associated with funds withheld and coinsurance portfolios and the related impact of deferred acquisition expenses. The effect on investment income related to equity options is substantially offset by a corresponding change in interest credited expense.
Benefits and expenses before certain derivatives decreased by $12.8 million in the first quarter of 2014, as compared to the same period in 2013. The variance is related to a decrease in interest credited related to equity options held in funds withheld portfolio associated with equity-indexed annuity treaties. The effect on interest credited related to equity options is substantially offset by a corresponding change in investment income. The decrease was somewhat offset by an increase in related deferred acquisition expenses, primarily as a result of favorable equity market performance in the first quarter of 2013 compared to the same period in 2014.
The invested asset base supporting this segment decreased to $11.0 billion in the first quarter of 2014 from $11.3 billion in the first quarter of 2013. The decrease in the asset base was due primarily to one large closed-block transaction in which the business is beginning to run-off, as anticipated. As of March 31, 2014, $4.4 billion of the invested assets were funds withheld at interest, of which 95% is associated with one client.
Non-Traditional - Financial Reinsurance
Non-Traditional Financial Reinsurance income before income taxes consists primarily of net fees earned on financial reinsurance transactions. Financial reinsurance risks are assumed by the U.S. and Latin America segment and a portion is retroceded to other insurance companies or brokered business in which the Company does not participate in the assumption of risk. The fees earned from financial reinsurance contracts and brokered business are reflected in other revenues, and the fees paid to retrocessionaires are reflected in policy acquisition costs and other insurance expenses.
Income before income taxes increased $4.5 million, or 55.6%, for the three months ended March 31, 2014, as compared to the same period in 2013. The increase in 2014 was the result of additional surplus relief provided as compared to the same period in 2013. At March 31, 2014 and 2013, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial structures was $4.6 billion and $2.7 billion, respectively. The increase was primarily due to a number of new transactions entered into since March 31, 2013. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and therefore can fluctuate from period to period.

Canada Operations
The Company conducts reinsurance business in Canada primarily through RGA Canada, a wholly-owned subsidiary. RGA Canada assists clients with capital management activity and mortality and morbidity risk management, and is primarily engaged in traditional individual life reinsurance, as well as creditor, group life and health, critical illness, and longevity reinsurance. Creditor insurance covers the outstanding balance on personal, mortgage or commercial loans in the event of death, disability or critical illness and is generally shorter in duration than traditional life insurance.

(dollars in thousands)	For the three months ended March 31,
	2014	2013
Revenues:
Net premiums	$230,844	$243,271
Investment income, net of related expenses	47,603	50,555
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	—	—
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	—
Other investment related gains (losses), net	(1,659)	3,055
Total investment related gains (losses), net	(1,659)	3,055
Other revenues	961	208
Total revenues	277,749	297,089
Benefits and expenses:
Claims and other policy benefits	194,756	189,698
Interest credited	—	12
Policy acquisition costs and other insurance expenses	53,104	60,832
Other operating expenses	9,825	10,239
Total benefits and expenses	257,685	260,781
Income before income taxes	$20,064	$36,308
Income before income taxes decreased by $16.2 million, or 44.7%, for the three months ended March 31, 2014, as compared to the same period in 2013. The decrease in income in the first quarter of 2014 was primarily due to unfavorable traditional individual life mortality experience compared to the prior year and a decline of $4.7 million in net investment related gains, (losses), net. Additionally, a weaker Canadian dollar resulted in a decrease in income before income taxes of $2.2 million for the first quarter of 2014, as compared to the same period in 2013.
Net premiums decreased $12.4 million, or 5.1%, for the three months ended March 31, 2014, as compared to the same period in 2013. Foreign currency exchange fluctuation in the Canadian dollar resulted in a decrease in net premiums of approximately $21.7 million for the first quarter of 2014, respectively, as compared to the same period in 2013. Ignoring foreign currency exchange, premiums increased 3.8% in the first quarter of 2014 due to new business from both new and existing treaties, offset by a decrease in premiums from creditor treaties of $9.3 million. Excluding the impact of foreign currency exchange, reinsurance in force at March 31, 2014 increased 6.9% over March 31, 2013. Premium levels can be significantly influenced by currency fluctuations, large transactions, mix of business and reporting practices of ceding companies and therefore may fluctuate from period to period.
Net investment income decreased $3.0 million, or 5.8%, for the three months ended March 31, 2014, as compared to the same period in 2013. Foreign currency exchange fluctuation in the Canadian dollar resulted in a decrease in net investment income of approximately $4.5 million in the first quarter of 2014, as compared to the same period in 2013. A portion of investment income and investment related gains and losses are allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.

Loss ratios for this segment were 84.4% and 78.0% for the first quarter of 2014 and 2013, respectively. The increase in the loss ratio for the first quarter of 2014 compared to the first quarter of 2013 is due to unfavorable traditional individual life mortality experience in the first quarter of 2014. Loss ratios for the traditional individual life mortality business were 99.7% and 95.2% for the first quarter of 2014 and 2013, respectively. Excluding creditor business, claims as a percentage of net premiums for this segment were 98.0% and 93.2% for the first quarter of 2014 and 2013, respectively. Historically, the loss ratio increased primarily as the result of several large permanent level premium in force blocks assumed in 1997 and 1998. These blocks are mature blocks of long-term permanent level premium business in which mortality as a percentage of net premiums is expected to be higher than historical ratios. The nature of permanent level premium policies requires the Company to set up actuarial liabilities and invest the amounts received in excess of early-year claims costs to fund claims in later years when premiums, by design, continue to be level as compared to expected increasing mortality or claim costs. Excluding creditor business, claims and other policy benefits, as a percentage of net premiums and investment income were 77.8% and 72.9% for the first quarter of 2014 and 2013, respectively.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 23.0% and 25.0% for the first quarter of 2014 and 2013, respectively. Policy acquisition costs and other insurance expenses as a percentage of net premiums for traditional individual life business were 13.9% and 12.9% for the first quarter of 2014 and 2013, respectively. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels and product mix. In addition, the amortization patterns of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary.
Other operating expenses decreased by $0.4 million, or 4.0%, for the three months ended March 31, 2014, as compared to the same period in 2013. Foreign currency exchange fluctuation in the Canadian dollar resulted in a decrease in operating expenses of approximately $0.7 million in the first quarter of 2014, as compared to the same period in 2013. Other operating expenses as a percentage of net premiums were 4.3% and 4.2% for the first quarter of 2014 and 2013, respectively.

Europe, Middle East and Africa Operations
The Europe, Middle East and Africa segment includes operations in the United Kingdom (“UK”), South Africa, France, Germany, Ireland, Italy, the Netherlands, Poland, Spain, Turkey and the United Arab Emirates. The segment provides reinsurance for a variety of life and health products through yearly renewable term and coinsurance agreements, critical illness coverage and longevity risk related to payout annuities. Reinsurance agreements may be facultative or automatic agreements covering primarily individual risks and, in some markets, group risks.

(dollars in thousands)	Three months ended March 31,
	2014	2013
Revenues:
Net premiums	$340,743	$292,809
Investment income, net of related expenses	13,369	11,429
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	—	—
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	—
Other investment related gains (losses), net	3,822	1,772
Total investment related gains (losses), net	3,822	1,772
Other revenues	7,923	1,577
Total revenues	365,857	307,587
Benefits and expenses:
Claims and other policy benefits	307,341	260,258
Interest credited	2,786	—
Policy acquisition costs and other insurance expenses	13,265	11,607
Other operating expenses	27,260	24,759
Total benefits and expenses	350,652	296,624
Income before income taxes	$15,205	$10,963
Income before income taxes increased by $4.2 million, or 38.7%, for the three months ended March 31, 2014, as compared to the same period in 2013. The increase in income before income taxes for the first quarter was primarily due to increased business volumes, most notably in fee income treaties, partially offset by unfavorable claims experience. Favorable foreign currency exchange fluctuations contributed to the increase in income before income taxes totaling $0.5 million for the first quarter of 2014, as compared to the same period in 2013.

Net premiums increased $47.9 million, or 16.4%, for the three months ended March 31, 2014, as compared to the same period in 2013. Net premiums increased as a result of new business from both new and existing treaties including an increase associated with reinsurance of longevity risk in the UK of $20.8 million in the first quarter of 2014. Favorable foreign currency exchange fluctuations, particularly with the British pound and the Euro strengthening against the U.S. dollar, increased net premiums by approximately $8.7 million in the first quarter of 2014, as compared to the same period in 2013.
A portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage, primarily in the UK. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Net premiums earned from this coverage totaled $65.7 million and $63.3 million in the first quarter of 2014 and 2013, respectively. Premium levels can be significantly influenced by currency fluctuations, large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.
Net investment income increased $1.9 million, or 17.0%, for the three months ended March 31, 2014, as compared to the same period in 2013. The increase was primarily due to an increase in the invested asset base largely offset by a decrease in investment yield. A portion of investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Other revenues increased by $6.3 million, or 402.4%, for the three months ended March 31, 2014, as compared to the same period in 2013. The increase in other revenues relates to an increased number of fee income treaties. At March 31, 2014 and 2013, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures was $0.9 billion and $0.3 billion, respectively. The increase was primarily due to a transaction in Continental Europe entered into in the last half of 2013. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and, therefore, can fluctuate from period to period.
Loss ratios for this segment were 90.2% and 88.9% for the first quarter of 2014 and 2013, respectively. The increase in the loss ratios is attributable to unfavorable individual life claims experience over the prior year, primarily in the UK market. Although reasonably predictable over a period of years, claims can be volatile over shorter periods. Management views recent experience as normal short-term volatility that is inherent in the business.
Interest credited expense increased by $2.8 million for the three months ended March 31, 2014, as compared to the same period in 2013. Interest credited in this segment relates to amounts credited to the contractholders of unit-linked variable annuities associated with the Company’s acquisition of Leidsche Verzekeringen Maatschappij N.V. on August 13, 2013. The effect on interest credited related to unit-linked variable annuities is substantially offset by a corresponding change in investment income and investment related gains (losses), net.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 3.9% and 4.0% for the first quarter of 2014 and 2013, respectively. These percentages fluctuate due to timing of client company reporting, variations in the mixture of business and the relative maturity of the business. In addition, as the segment grows, renewal premiums, which have lower allowances than first-year premiums, represent a greater percentage of the total net premiums.
Other operating expenses increased $2.5 million, or 10.1%, for the three months ended March 31, 2014, as compared to the same period in 2013. Other operating expenses as a percentage of net premiums totaled 8.0% and 8.5% for the first quarter of 2014 and 2013, respectively.
Asia Pacific Operations
The Asia Pacific segment includes operations in Australia, Hong Kong, India, Japan, Malaysia, Singapore, New Zealand, South Korea, Taiwan and mainland China. The principal types of reinsurance include life, critical illness, disability, superannuation, and financial reinsurance. Superannuation is the Australian government mandated compulsory retirement savings program. Superannuation funds accumulate retirement funds for employees, and, in addition, offer life and disability insurance coverage. Reinsurance agreements may be facultative or automatic agreements covering primarily individual risks and in some markets, group risks.

(dollars in thousands)	Three months ended March 31,
	2014	2013
Revenues:
Net premiums	$381,750	$384,324
Investment income, net of related expenses	24,642	22,630
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	—	—
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	—
Other investment related gains (losses), net	2,514	(4,439)
Total investment related gains (losses), net	2,514	(4,439)
Other revenues	6,123	7,336
Total revenues	415,029	409,851
Benefits and expenses:
Claims and other policy benefits	303,596	298,401
Interest credited	246	311
Policy acquisition costs and other insurance expenses	54,289	62,086
Other operating expenses	30,587	30,811
Total benefits and expenses	388,718	391,609
Income (loss) before income taxes	$26,311	$18,242
Income before income taxes increased by $8.1 million, or 44.2%, for the three months ended March 31, 2014, as compared to the same period in 2013. The increase in income before income taxes for the first quarter is primarily attributable to a decrease in policy acquisition costs in Australia related to the suspension of new business quoting activity in the Australian group total and permanent disability market. Additionally, foreign currency exchange fluctuations resulted in a decrease to income before income taxes totaling approximately $3.2 million for the first quarter of 2014, as compared to the same period in 2013.
Net premiums decreased $2.6 million, or 0.7%, for the three months ended March 31, 2014, as compared to the same period in 2013. The decrease was driven by unfavorable changes in Asia Pacific segment currencies of approximately $37.2 million for the first quarter of 2014, as compared to the same period in 2013. In local currencies, net premiums from mortality and health business increased but were slightly offset by a decrease in net premiums from group and financial related business.
A portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Reinsurance of critical illness in the Asia Pacific segment is offered primarily in South Korea, Australia and Hong Kong. Net premiums earned from this coverage totaled $60.4 million and $54.9 million in the first quarter of 2014 and 2013, respectively. Premium levels can be significantly influenced by currency fluctuations, large transactions and reporting practices of ceding companies and can fluctuate from period to period.
Net investment income increased $2.0 million, or 8.9%, for the three months ended March 31, 2014, as compared to the same period in 2013. The increase was primarily due to an increase in the invested asset base offset slightly by lower investment yields. The increase was also offset by an unfavorable change in foreign currency exchange fluctuations of $3.0 million for the first quarter of 2014, as compared to the same period in 2013. A portion of investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Other revenues decreased by $1.2 million, or 16.5%, for the three months ended March 31, 2014, as compared to the same period in 2013. The decrease in other revenues relate to a reduction in the amount of financial reinsurance assumed. At March 31, 2014 and 2013, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures was $1.3 billion and $2.0 billion, respectively. The decrease was primarily due to several financial reinsurance agreements, which are performing as expected, where the amount of reinsurance assumed from the client decreases over time. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and, therefore, can fluctuate from period to period.
Loss ratios for this segment were 79.5% and 77.6% for the first quarter of 2014 and 2013, respectively. Although reasonably predictable over a period of years, claims can be volatile over shorter periods. Management views recent experience, as normal short-term volatility that is inherent in the business. Loss ratios will fluctuate due to timing of client company reporting, variations in the mixture of business and the relative maturity of the business.

Policy acquisition costs and other insurance expenses as a percentage of net premiums were 14.2% and 16.2% for the first quarter of 2014 and 2013, respectively. The decrease in the ratio in the first quarter of 2014 is primarily attributable to a decrease in policy acquisition costs in Australia related to the suspension of new business quoting activity in the Australian group total and permanent disability market. The ratio of policy acquisition costs and other insurance expenses as a percentage of net premiums should generally decline as the business matures; however, the percentage does fluctuate periodically due to timing of client company reporting and variations in the mixture of business.
Other operating expenses decreased $0.2 million, or 0.7%, for the three months ended March 31, 2014, as compared to the same period in 2013. Other operating expenses as a percentage of net premiums totaled 8.0% for both first quarter periods of 2014 and 2013. The timing of premium flows and the level of costs associated with the entrance into and development of new markets in the growing Asia Pacific segment may cause other operating expenses as a percentage of net premiums to fluctuate over periods of time.
Corporate and Other
Corporate and Other revenues include primarily investment income and investment related gains and losses from unallocated invested assets. Corporate and Other expenses consist of the offset to capital charges allocated to the operating segments within the policy acquisition costs and other insurance income line item, unallocated overhead and executive costs, interest expense related to debt, and the investment income and expense associated with the Company’s collateral finance facility. Additionally, Corporate and Other includes results from, among others, RTP, a wholly-owned subsidiary that develops and markets technology solutions for the insurance industry.

(dollars in thousands)	Three months ended March 31,
	2014	2013
Revenues:
Net premiums	$215	$(977)
Investment income, net of related expenses	25,736	28,016
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(256)	(40)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	—
Other investment related gains (losses), net	963	(1,904)
Total investment related gains (losses), net	707	(1,944)
Other revenues	4,567	50,456
Total revenues	31,225	75,551
Benefits and expenses:
Claims and other policy benefits	17	84
Interest credited	206	225
Policy acquisition costs and other insurance income	(21,667)	(15,343)
Other operating expenses	11,252	23,354
Interest expense	35,084	28,486
Collateral finance facility expense	2,569	2,538
Total benefits and expenses	27,461	39,344
Income before income taxes	$3,764	$36,207
Income before income taxes decreased by $32.4 million, or 89.6%, for the three months ended March 31, 2014, as compared to the same period in 2013. The decrease for the first quarter is primarily due to a decrease of $45.9 million in other revenues and an increase of $6.6 million in interest expense, partially offset by a $12.1 million decrease in other operating expenses and a $6.3 million increase in policy acquisition costs and other insurance income.
Total revenues decreased by $44.3 million, or 58.7% for the three months ended March 31, 2014, as compared to the same period in 2013. The decrease for the first quarter is primarily due to a decrease of $46.5 million related to a gain on the repurchase of collateral finance facility securities recognized in other revenues in 2013.
Total benefits and expenses decreased by $11.9 million, or 30.2%, for the three months ended March 31, 2014, as compared to the same period in 2013. The decrease in the first quarter was primarily due to a $12.1 million decrease in other operating expenses primarily relating to employee incentive compensation and a $6.3 million increase in policy acquisition costs and other insurance income primarily related to the offset to capital charges allocated to the operating segments. These expense decreases were partially offset by an increase in interest expense of $6.6 million as a result of a higher level of outstanding debt.

Liquidity and Capital Resources
Current Market Environment
The average investment yield, excluding spread business, has decreased 9 basis points for the three months ended March 31, 2014 as compared to the same period in 2013. In addition, the Company’s insurance liabilities, in particular its annuity products, are sensitive to changing market factors. Results of operations in the first three months of 2014 compared to the same period in 2013 include unfavorable changes in the value of embedded derivatives. The effect of tightening credit spreads in the U.S. markets generated increases in revenue related to embedded derivatives in both three month periods but to a lessor extent in 2014 than 2013. The rise in interest rates over the past 12 months has also reduced gross unrealized gains on fixed maturity and equity securities available-for-sale, which were $1,844.8 million and $2,691.6 million at March 31, 2014 and 2013, respectively. Gross unrealized losses totaled $179.3 million and $122.5 million at March 31, 2014 and 2013, respectively.
The Company continues to be in a position to hold any investment security showing an unrealized loss until recovery, provided it remains comfortable with the credit of the issuer. As indicated above, gross unrealized gains on investment securities of $1,844.8 million are well in excess of gross unrealized losses of $179.3 million as of March 31, 2014. Historically low interest rates continued to put pressure on the Company’s investment yield. In December 2013, the U.S. Federal Reserve announced that it was modestly tapering its quantitative easing ("QE") program. The Federal Reserve Bank or New York indicated that the “sizeable and still increasing holdings of longer-term securities should maintain downward pressure on longer-term interest rates, support mortgage markets, and help to make broader financial conditions more accommodative.” The Company does not rely on short-term funding or commercial paper and to date it has experienced no liquidity pressure, nor does it anticipate such pressure in the foreseeable future.
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
The Holding Company
RGA is an insurance holding company whose primary uses of liquidity include, but are not limited to, the immediate capital needs of its operating companies, dividends paid to its shareholders, repurchase of common stock and interest payments on its indebtedness. RGA recognized interest expense of $44.6 million and $38.0 million for the three months ended March 31, 2014 and 2013, respectively. RGA made capital contributions to subsidiaries of $10.0 million and $17.0 million for the three months ended March 31, 2014 and 2013, respectively. Dividends to shareholders were $21.2 million and $17.8 million for the three months ended March 31, 2014 and 2013, respectively. There were no principal payments on RGA’s debt for the three months ended March 31, 2014 and 2013. The primary sources of RGA’s liquidity include proceeds from its capital raising efforts, interest income on undeployed corporate investments, interest income received on surplus notes with its subsidiaries and dividends from operating subsidiaries. RGA recognized interest and dividend income of $24.9 million and $25.7 million for the three months ended March 31, 2014 and 2013, respectively. There was no issuance of unaffiliated or affiliated long-term debt for the three months ended March 31, 2014 and 2013. As the Company continues its business operations, RGA will continue to be dependent upon these sources of liquidity. As of March 31, 2014 and December 31, 2013, RGA held $828.8 million and $788.4 million, respectively, of cash and cash equivalents, short-term and other investments and fixed maturity investments.
RGA, through wholly-owned subsidiaries, has committed to provide statutory reserve support to third-parties, in exchange for a fee, by funding loans if certain defined events occur. Such statutory reserves are required under the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX for term life insurance policies and Regulation A-XXX for universal life secondary guarantees). The third-parties have recourse to RGA should the subsidiary fail to provide the required funding, however, as of March 31, 2014, the Company does not believe that it will be required to provide any funding under these commitments as the occurrence of the defined events is considered remote. See Note 8 - "Commitments and Contingent Liabilities" in the Notes to Condensed Consolidated Financial Statements for a table that presents the commitments by period and maximum obligation.

RGA has established an intercompany revolving credit facility where certain subsidiaries can lend to or borrow from each other and from RGA in order to manage capital and liquidity more efficiently. The intercompany revolving credit facility, which is a series of demand loans among RGA and its affiliates, is permitted under applicable insurance laws. This facility reduces overall borrowing costs by allowing RGA and its operating companies to access internal cash resources instead of incurring third-party transaction costs. The statutory borrowing and lending limit for RGA’s Missouri-domiciled insurance subsidiaries is currently 3% of the insurance company’s admitted assets as of its most recent year-end. There was $60.0 million and $50.0 million outstanding under the intercompany revolving credit facility as of March 31, 2014 and December 31, 2013, respectively. In addition to loans associated with the intercompany revolving credit facility, RGA and its subsidiary, RGA Capital LLC, each provided a loan to RGA Australian Holdings Pty Limited, another RGA subsidiary, with both loans having an outstanding balance of $27.8 million and $26.8 million as of March 31, 2014 and December 31, 2013, respectively.
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
In April 2014, the Company’s board of directors declared a dividend of $0.30 per share. All future payments of dividends are at the discretion of RGA’s board of directors and will depend on the Company’s earnings, capital requirements, insurance regulatory conditions, operating conditions, and other such factors as the board of directors may deem relevant. The amount of dividends that RGA can pay will depend in part on the operations of its reinsurance subsidiaries. See Note 13 - "Stock Transactions" in the Notes to Condensed Consolidated Financial Statements for information on the Company's share repurchase program.
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
Additional sources of liquidity to meet unexpected cash outflows in excess of operating cash inflows and current cash and equivalents on hand include selling short-term investments or fixed maturity securities and drawing funds under a revolving credit facility, under which the Company had availability of $784.9 million as of March 31, 2014. The Company also has $557.0 million of funds available through collateralized borrowings from the Federal Home Loan Bank of Des Moines (“FHLB”).
The Company’s principal cash outflows relate to the payment of claims liabilities, interest credited, operating expenses, income taxes, and principal and interest under debt and other financing obligations. The Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage and coinsurance contracts (See Note 2, “Summary of Significant Accounting Policies” of the Company's 2013 Annual Report). The Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance. The Company has never experienced a material default in connection with retrocession arrangements, nor has it experienced any difficulty in collecting claims recoverable from retrocessionaires; however, no assurance can be given as to the future performance of such retrocessionaires nor to the recoverability of future claims. The Company’s management believes its current sources of liquidity are adequate to meet its cash requirements for the next 12 months.

Summary of Primary Sources and Uses of Liquidity and Capital
The Company's primary sources and uses of liquidity and capital are summarized as follows:

	For the three months ended March 31,
	2014	2013
	(Dollars in thousands)
Sources:
Net cash provided by operating activities	$541,228	$494,930
Net cash provided by short-term debt issuances	50,000	—
Excess tax benefits from share-based payment arrangement	668	143
Exercise of stock options, net	6,364	1,071
Change in securities sold under agreements to repurchase and cash
collateral for derivative positions	29,680	11,532
Effect of exchange rate changes on cash	7,306	—
Total sources	635,246	507,676

Uses:
Net cash used in investing activities	144,277	385,375
Dividends to stockholders	21,244	17,753
Repurchase and repayment of collateral finance facility securities	—	112,000
Purchases of treasury stock	86,837	47,640
Cash used for changes in universal life and other
investment type policies and contracts	179,403	186,955
Effect of exchange rate changes on cash	—	16,004
Total uses	431,761	765,727
Net increase (decrease) in cash and cash equivalents	$203,485	$(258,051)
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
Debt
Certain of the Company’s debt agreements contain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of consolidated net worth, maximum ratios of debt to capitalization and change of control provisions. The Company is required to maintain a minimum consolidated net worth, as defined in the debt agreements, of $2.8 billion, calculated as of the last day of each fiscal quarter. Also, consolidated indebtedness, calculated as of the last day of each fiscal quarter, cannot exceed 35% of the sum of the Company’s consolidated indebtedness plus adjusted consolidated net worth. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the various agreements. Additionally, the Company’s debt agreements contain cross-default covenants, which would make outstanding borrowings immediately payable in the event of a material uncured covenant default under any of the agreements, including, but not limited to, non-payment of indebtedness when due for an amount in excess of $100.0 million, bankruptcy proceedings, or any other event which results in the acceleration of the maturity of indebtedness. As of March 31, 2014 and December 31, 2013, the Company had $2,214.5 million and $2,214.4 million, respectively, in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, and the Company’s ability to raise additional funds. Scheduled repayments of debt over the next five years total $300.0 million, all due in 2017.

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
The Company may borrow up to $850.0 million in cash and obtain letters of credit in multiple currencies on its revolving credit facility that expires in December 2015. As of March 31, 2014, the Company had no cash borrowings outstanding and $65.1 million in issued, but undrawn, letters of credit under this facility. As of March 31, 2014 and December 31, 2013, the average interest rate on short-term and long-term debt outstanding was 5.64% and 5.76%, respectively.
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
Timberlake Financial relies primarily upon the receipt of interest and principal payments on a surplus note and dividend payments from its wholly-owned subsidiary, Timberlake Re, a South Carolina captive insurance company, to make payments of interest and principal on the notes. The ability of Timberlake Re to make interest and principal payments on the surplus note and dividend payments to Timberlake Financial is contingent upon the South Carolina Department of Insurance’s regulatory approval. Approval to pay interest on the surplus note was granted through March 30, 2015.
The Company’s condensed consolidated balance sheets include the assets of Timberlake Financial, a wholly-owned subsidiary, recorded as fixed maturity investments and other invested assets, which consists of restricted cash and cash equivalents, with the liability for the notes recorded as collateral finance facility. The Company’s consolidated statements of income include the investment return of Timberlake Financial as investment income and the cost of the facility is reflected in collateral finance facility expense.
In order to enhance liquidity and capital efficiency within the group, various operating subsidiaries have purchased $500.0 million of RGA subordinated debt. Similarly, RGA also purchased $475.0 million of surplus notes issued by its subsidiary Rockwood Re. These intercompany debt securities are eliminated for consolidated financial reporting.
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
The Company’s asset-intensive products are primarily supported by investments in fixed maturity securities reflected on the Company’s balance sheet and under funds withheld arrangements with the ceding company. Investment guidelines are established to structure the investment portfolio based upon the type, duration and behavior of products in the liability portfolio so as to achieve targeted levels of profitability. The Company manages the asset-intensive business to provide a targeted spread between the interest rate earned on investments and the interest rate credited to the underlying interest-sensitive contract liabilities. The Company periodically reviews models projecting different interest rate scenarios and their effect on profitability. Certain of these asset-intensive agreements, primarily in the U.S. and Latin America operating segment, are generally funded by fixed maturity securities that are withheld by the ceding company.
The Company’s liquidity position (cash and cash equivalents and short-term investments) was $1,245.9 million and $1,063.0 million at March 31, 2014 and December 31, 2013, respectively. Cash and cash equivalents includes cash collateral received from derivative counterparties of $84.3 million and $51.0 million as of March 31, 2014 and December 31, 2013, respectively. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in other liabilities in the Company’s condensed consolidated balance sheets. Liquidity needs are determined from valuation analyses conducted by operational units and are driven by product portfolios. Periodic evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.
The Company also participates in a repurchase/reverse repurchase program in which securities, reflected as investments on the Company’s condensed consolidated balance sheets, are pledged to a third party. In return, the Company receives securities from the third party with an estimated fair value equal to a minimum of 100% of the securities pledged. The securities received are not reflected on the Company’s condensed consolidated balance sheets. As of March 31, 2014 the Company had pledged securities with an amortized cost of $300.5 million and an estimated fair value of $312.8 million, and in return the Company received securities with an estimated fair value of $349.7 million. As of December 31, 2013 the Company had pledged securities with an amortized cost of $300.3 million and an estimated fair value of $310.8 million, and in return the Company received securities with an estimated fair value of $344.2 million. In addition to its security agreements with third parties, certain RGA’s subsidiaries have entered into intercompany securities lending agreements to more efficiently source securities for lending to third parties and to provide for more efficient regulatory capital management.

RGA Reinsurance is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and holds $36.0 million of FHLB common stock, which is included in other invested assets on the Company's condensed consolidated balance sheets. Membership provides RGA Reinsurance access to borrowing arrangements (“advances”) and funding agreements, discussed below, with the FHLB. RGA Reinsurance had $50.0 million in outstanding advances with the FHLB at March 31, 2014 which is included in short-term debt on the Company's condensed consolidated balance sheets. RGA Reinsurance did not have advances at December 31, 2013. RGA Reinsurances’s average outstanding balance of advances was $11.7 million during the first three months of 2014. RGA Reinsurance had no advances during the first three months of 2013. Interest on advances is reflected in interest expense on the Company's condensed consolidated statements of income.
In addition, RGA Reinsurance has also entered into funding agreements with the FHLB under guaranteed investment contracts whereby RGA Reinsurance has issued the funding agreements in exchange for cash and for which the FHLB has been granted a blanket lien on RGA Reinsurance's commercial and residential mortgage-backed securities and commercial mortgage loans used to collateralize RGA Reinsurance's obligations under the funding agreements. RGA Reinsurance maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreements represented by this blanket lien provide that upon any event of default by RGA Reinsurance, the FHLB's recovery is limited to the amount of RGA Reinsurance's liability under the outstanding funding agreements. The amount of the RGA Reinsurance's liability for the funding agreements with the FHLB under guaranteed investment contracts was $601.1 million and $597.1 million at March 31, 2014 and December 31, 2013, respectively, which is included in interest sensitive contract liabilities on the Company's condensed consolidated balance sheets. The advances on these agreements are collateralized primarily by commercial and residential mortgage-backed securities and commercial mortgage loans. The amount of collateral exceeds the liability and is dependent on the type of assets collateralizing the guaranteed investment contracts.
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
Portfolio Composition
The Company had total cash and invested assets of $34.3 billion and $33.4 billion at March 31, 2014 and December 31, 2013, respectively, as illustrated below (dollars in thousands):

	March 31, 2014	% of Total	December 31, 2013	% of Total
Fixed maturity securities, available-for-sale	$22,157,182	64.6%	$21,474,136	64.4%
Mortgage loans on real estate	2,526,228	7.4	2,486,680	7.4
Policy loans	1,296,897	3.8	1,244,469	3.7
Funds withheld at interest	5,814,231	17.0	5,771,467	17.3
Short-term investments	118,789	0.3	139,395	0.4
Other invested assets	1,234,779	3.6	1,324,960	4.0
Cash and cash equivalents	1,127,132	3.3	923,647	2.8
Total cash and invested assets	$34,275,238	100.0%	$33,364,754	100.0%

Investment Yield
The following table presents consolidated average invested assets at amortized cost, net investment income and investment yield, excluding spread related business. Spread related business is primarily associated with contracts on which the Company earns an interest rate spread between assets and liabilities. Fluctuations in the yield on spread related business is generally subject to varying degrees, by corresponding adjustments to the interest credited on the liabilities (dollars in thousands).

	Three months ended March 31,
	2014	2013	Increase/ (Decrease)
Average invested assets at amortized cost	$19,726,037	$17,992,152	9.6%
Net investment income	229,644	213,322	7.7
Investment yield (ratio of net investment income to average invested assets)	4.74%	4.83%	(.09)
Investment yield decreased for the three months ended March 31, 2014 in comparison to the same period in the prior year due to lower yields upon reinvestment. The lower yields are due primarily to a lower interest rate environment on a historical basis.
Fixed Maturity and Equity Securities Available-for-Sale
See “Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables that provide the amortized cost, unrealized gains and losses, estimated fair value of fixed maturity and equity securities, and the other-than-temporary impairments in AOCI by sector as of March 31, 2014 and December 31, 2013.
The Company’s fixed maturity securities are invested primarily in corporate bonds, mortgage- and asset-backed securities, and U.S. and Canadian government securities. As of March 31, 2014 and December 31, 2013, approximately 94.9% and 93.7%, respectively, of the Company’s consolidated investment portfolio of fixed maturity securities were investment grade.
Important factors in the selection of investments include diversification, quality, yield, call protection and total rate of return potential. The relative importance of these factors is determined by market conditions and the underlying reinsurance liability and existing portfolio characteristics. The largest asset class in which fixed maturity securities were invested was corporate securities, which represented approximately 56.4% of total fixed maturity securities as of both March 31, 2014 and December 31, 2013. See “Corporate Fixed Maturity Securities” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables showing the major industry types, which comprise the corporate fixed maturity holdings at March 31, 2014 and December 31, 2013.
As of March 31, 2014, the Company’s investments in Canadian and Canadian provincial government securities represented 15.6% of the fair value of total fixed maturity securities compared to 15.7% of the fair value of total fixed maturity securities at December 31, 2013. These assets are primarily high quality, long duration provincial strips whose valuation is closely linked to the interest rate curve. These assets are longer in duration and held primarily for asset/liability management to meet Canadian regulatory requirements. See “Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables showing the various sectors as of March 31, 2014 and December 31, 2013.
The creditworthiness of Greece, Ireland, Italy, Portugal and Spain, commonly referred to as “Europe’s peripheral region,” and Cyprus is under ongoing stress and uncertainty due to high debt levels and economic weakness, although the situation in 2014 and 2013 appears more stable than previous years. The Company did not have material exposure to sovereign fixed maturity securities, which includes global government agencies, from Europe’s peripheral region and Cyprus, as of March 31, 2014 and December 31, 2013. In addition, the Company did not purchase or sell credit protection, through credit default swaps, referenced to sovereign entities of Europe’s peripheral region and Cyprus.
The tables below show the Company’s exposure to fixed maturity and equity securities, based on the security’s country of issuance, from Europe’s peripheral region and Cyprus as of March 31, 2014 and December 31, 2013 (dollars in thousands):

March 31, 2014:		Estimated
	Amortized Cost	Fair Value	% of Total
Sovereign:
Ireland	$5,000	$4,431	3.0%
Spain	4,988	5,294	3.5
Total sovereign	9,988	9,725	6.5
Financial institutions:
Ireland	9,124	9,464	6.3
Italy	15,930	17,018	11.3
Spain	31,302	34,751	23.1
Total financial institutions	56,356	61,233	40.7
Other:
Ireland	37,960	40,277	26.8
Italy	8,794	9,484	6.3
Spain	26,429	29,521	19.7
Total other	73,183	79,282	52.8
Total	$139,527	$150,240	100.0%

December 31, 2013:		Estimated
	Amortized Cost	Fair Value	% of Total
Sovereign:
Ireland	$5,000	$4,574	3.1%
Spain	4,987	5,119	3.5
Total sovereign	9,987	9,693	6.6
Financial institutions:
Ireland	7,391	7,665	5.2
Italy	13,932	14,518	9.8
Spain	31,292	33,689	22.9
Total financial institutions	52,615	55,872	37.9
Other:
Ireland	42,514	43,596	29.6
Italy	8,795	9,354	6.4
Spain	26,392	28,770	19.5
Total other	77,701	81,720	55.5
Total	$140,303	$147,285	100.0%
Improvement in European financial markets, as the governments of the European Union have demonstrated willingness to negotiate a solution to the region’s debt problems, has resulted in unrealized gains in both financial institutions and all other fixed maturity and equity securities held by the Company that were issued within the region with the exception of the Company’s sovereign exposure to Ireland which had fair values slightly below amortized cost.

The tables below show the Company’s exposure to sovereign fixed maturity securities originated in countries other than Europe’s peripheral region, included in “Other foreign government, supranational and foreign government-sponsored enterprises,” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements, as of March 31, 2014 and December 31, 2013 (dollars in thousands):

March 31, 2014:		Estimated
	Amortized Cost	Fair Value	% of Total
Australia	$427,903	$432,528	25.5%
Japan	287,202	294,095	17.4
United Kingdom	145,760	146,421	8.6
South Africa	82,509	79,994	4.7
New Zealand	78,861	77,906	4.6
France	57,765	60,788	3.6
Cayman Islands	53,555	57,703	3.5
South Korea	52,537	54,742	3.2
Netherlands	43,397	44,901	2.7
Other	428,265	443,882	26.2
Total	$1,657,754	$1,692,960	100.0%

December 31, 2013:		Estimated
	Amortized Cost	Fair Value	% of Total
Australia	$420,682	$424,446	26.0%
Japan	299,745	304,488	18.7
United Kingdom	158,308	158,110	9.7
South Africa	81,231	79,788	5.0
New Zealand	70,185	68,961	4.2
Cayman Islands	53,561	56,344	3.5
South Korea	52,863	54,526	3.3
Germany	49,600	51,266	3.1
France	48,157	50,067	3.1
Other	377,973	381,694	23.4
Total	$1,612,305	$1,629,690	100.0%
As of both March 31, 2014 and December 31, 2013, the Company’s investment in sovereign fixed maturity securities represented 7.6% of the fair value of total fixed maturity securities. The Company typically invests in sovereign fixed maturity securities to help mitigate exposure to foreign currency fluctuations from liabilities denominated in the same currencies.
The Company references rating agency designations in some of its investment disclosures. These designations are based on the ratings from nationally recognized rating organizations, primarily those assigned by S&P. In instances where a S&P rating is not available, the Company will reference the rating provided by Moody’s and in the absence of both the Company will assign equivalent ratings based on information from the NAIC. The NAIC assigns securities quality ratings and uniform valuations called “NAIC Designations” which are used by insurers when preparing their U.S. statutory filings. Effective January 1, 2014, structured securities (mortgage-backed and asset-backed securities) held by the Company's insurance subsidiaries that maintain the NAIC statutory basis of accounting began utilizing the NAIC rating methodology. The NAIC assigns designations to publicly traded as well as privately placed securities. The designations assigned by the NAIC range from class 1 to class 6, with designations in classes 1 and 2 generally considered investment grade (BBB or higher rating agency designation). NAIC designations in classes 3 through 6 are generally considered below investment grade (BB or lower rating agency designation).

The quality of the Company’s available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity security portfolio, at March 31, 2014 and December 31, 2013 was as follows (dollars in thousands):

		March 31, 2014			December 31, 2013
NAIC Designation	Rating Agency Designation	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
1	AAA/AA/A	$13,519,276	$14,859,087	67.0%	$12,868,061	$13,867,584	64.6%
2	BBB	5,882,308	6,177,731	27.9	6,072,604	6,255,451	29.1
3	BB	637,814	666,571	3.0	725,733	740,465	3.4
4	B	379,529	379,688	1.7	387,687	400,775	1.9
5	CCC and lower	60,003	60,427	0.3	106,619	106,873	0.5
6	In or near default	18,594	13,678	0.1	110,030	102,988	0.5
	Total	$20,497,524	$22,157,182	100.0%	$20,270,734	$21,474,136	100.0%

The Company’s fixed maturity portfolio includes structured securities. The following table shows the types of structured securities the Company held at March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31, 2014		December 31, 2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Residential mortgage-backed securities:
Agency	$569,064	$591,515	$567,113	$580,855
Non-agency	400,880	410,356	403,321	408,788
Total residential mortgage-backed securities	969,944	1,001,871	970,434	989,643
Commercial mortgage-backed securities	1,367,205	1,450,503	1,314,782	1,388,946
Asset-backed securities	933,130	944,579	891,751	894,832
Total	$3,270,279	$3,396,953	$3,176,967	$3,273,421
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
As of March 31, 2014 and December 31, 2013, the Company had exposure to commercial mortgage-backed securities with amortized costs totaling $1,367.2 million and $1,314.8 million, and estimated fair values of $1,450.5 million and $1,388.9 million, respectively.  Approximately 99.3% of the commercial mortgage-backed securities were considered investment-grade utilizing the rating methodology described above as of March 31, 2014.  Commercial mortgage-backed securities with a vintage year of 2007 or prior totaled $915.4 million, or 63.1%, of the March 31, 2014, commercial mortgage-backed securities balance with the concentration within the 2005 through 2007 vintage years. The Company had no other-than-temporary impairments in its investments in commercial mortgage-backed securities for the first three months ended March 31, 2014 and 2013.
Asset-backed securities include credit card and automobile receivables, subprime mortgage-backed securities, home equity loans, manufactured housing bonds and collateralized debt obligations (primarily collateralized loan obligations). The Company owns floating rate securities that represent approximately 14.1% and 14.0% of the total fixed maturity securities at March 31, 2014 and December 31, 2013, respectively. These investments have a higher degree of income variability than the other fixed income holdings in the portfolio due to the floating rate nature of the interest payments. The Company holds these investments to match specific floating rate liabilities primarily reflected in the condensed consolidated balance sheets as collateral finance facility. In addition to the risks associated with floating rate securities, principal risks in holding asset-backed securities are structural, credit and capital market risks. Structural risks include the securities’ cash flow priority in the capital structure and the inherent prepayment sensitivity of the underlying collateral. Credit risks include the adequacy and ability to realize proceeds from the collateral. Credit risks are mitigated by credit enhancements which include excess spread, over-collateralization and subordination. Capital market risks include general level of interest rates and the liquidity for these securities in the marketplace.

The Company monitors its fixed maturity and equity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, the length of time and the extent to which the market value has been below amortized cost, compliance with covenants, general market and industry sector conditions, current intent and ability to hold securities, and various other subjective factors. Based on management's judgment, securities determined to have an other-than-temporary impairment in value are written down to fair value. See “Investments – Other-than-Temporary Impairment” in Note 2 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in the 2013 Annual Report for additional information. The Company recorded $0.3 million in other-than-temporary impairments in its fixed maturity securities, in the first three months of 2014. The Company recorded $0.2 million in other-than-temporary impairments in its fixed maturity and equity securities, in the first three months of 2013. The table below summarizes other-than-temporary impairments for the three months ended March 31, 2014 and 2013 (dollars in thousands).

Asset Class	Three months ended March 31,
	2014	2013
Structured securities	$—	$—
Corporate / Other fixed maturity securities	303	202
Equity securities	—	—
Other impairment losses and change in mortgage loan provision	(1,664)	1,626
Total	$(1,361)	$1,828
At March 31, 2014 and December 31, 2013, the Company had $179.3 million and $324.6 million, respectively, of gross unrealized losses related to its fixed maturity and equity securities. The distribution of the gross unrealized losses related to these securities is shown below.

	March 31, 2014	December 31, 2013
Sector:
Corporate securities	59.5%	65.4%
Canadian and Canada provincial governments	4.4	5.2
Residential mortgage-backed securities	7.5	5.8
Asset-backed securities	6.6	4.9
Commercial mortgage-backed securities	6.6	5.4
State and political subdivisions	5.1	4.4
U.S. government and agencies	1.7	1.5
Other foreign government supranational and foreign government-sponsored enterprises	8.6	7.4
Total	100.0%	100.0%
Industry:
Finance	19.5%	20.3%
Asset-backed	6.6	4.9
Industrial	30.5	34.4
Mortgage-backed	14.1	11.2
Government	19.8	18.5
Utility	9.5	10.7
Total	100.0%	100.0%
See “Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the total gross unrealized losses for fixed maturity and equity securities at March 31, 2014 and December 31, 2013, respectively, where the estimated fair value had declined and remained below amortized cost by less than 20% or more than 20%.
The Company’s determination of whether a decline in value is other-than-temporary includes analysis of the underlying credit and the extent and duration of a decline in value. The Company’s credit analysis of an investment includes determining whether the issuer is current on its contractual payments, evaluating whether it is probable that the Company will be able to collect all amounts due according to the contractual terms of the security and analyzing the overall ability of the Company to recover the amortized cost of the investment. In the Company’s impairment review process, the duration and severity of an unrealized loss position for equity securities are given greater weight and consideration given the lack of contractual cash flows and the deferability features of these securities. As of March 31, 2014 and December 31, 2013, there were immaterial gross unrealized losses on equity securities greater than 20 percent of the amortized cost for more than 12 months.

See “Purchased Credit Impaired Fixed Maturity Securities Available-for-Sale” in Note 4 - “Investments” in the Notes to Condensed Consolidated Financial Statements for tables that present information related to the Company’s purchases of credit impaired securities in 2014 and 2013.
See “Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables that present the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for fixed maturity and equity securities that have estimated fair values below amortized cost, by class and grade security, as well as the length of and time the related market value has remained below amortized cost as of March 31, 2014 and December 31, 2013.
As of March 31, 2014 and December 31, 2013, respectively, the Company classified approximately 9.7% and 10.2% of its fixed maturity securities in the Level 3 category (refer to Note 6 – “Fair Value of Assets and Liabilities” in the Notes to Condensed Consolidated Financial Statements for additional information). These securities primarily consist of private placement corporate securities, bank loans, below investment grade commercial and residential mortgage-backed securities and subprime asset-backed securities with inactive trading markets.
See “Securities Borrowing and Other” in Note 4 - “Investments” in the Notes to Condensed Consolidated Financial Statements for information related to the Company’s securities borrowing program and its repurchase/reverse repurchase program.
Mortgage Loans on Real Estate
Mortgage loans represented approximately 7.4% and 7.5% of the Company’s cash and invested assets as of March 31, 2014 and December 31, 2013, respectively. The Company’s mortgage loan portfolio consists of U.S. based investments primarily in commercial offices, light industrial properties and retail locations. The mortgage loan portfolio is diversified by geographic region and property type as discussed further under "Mortgage Loans on Real Estate" in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements.
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
Policy Loans
Policy loans comprised approximately 3.8% and 3.7% of the Company’s cash and invested assets as of March 31, 2014 and December 31, 2013, respectively, substantially all of which are associated with one client. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. Because policy loans represent premature distributions of policy liabilities, they have the effect of reducing future disintermediation risk. In addition, the Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.
Funds Withheld at Interest
Funds withheld at interest comprised approximately 17.0% and 17.3% of the Company’s cash and invested assets as of March 31, 2014 and December 31, 2013, respectively. For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company, and are reflected as funds withheld at interest on the Company’s consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances with amounts owed by the ceding company. Interest accrues to these assets at rates defined by the treaty terms. Additionally, under certain treaties the Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had an average rating of “A” at March 31, 2014 and December 31, 2013. Certain ceding companies maintain segregated portfolios for the benefit of the Company.

Other Invested Assets
Other invested assets include equity securities, limited partnership interests, joint ventures, structured loans, derivative contracts and contractholder-directed investments supporting unit-linked variable annuity type liabilities, which do not qualify as separate accounts. Other invested assets represented approximately 3.6% and 4.0% of the Company’s cash and invested assets as of March 31, 2014 and December 31, 2013, respectively. See “Other Invested Assets” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the carrying value of the Company’s other invested assets by type as of March 31, 2014 and December 31, 2013.
The Company did not record any other-than-temporary impairments on equity securities in the first three months of 2014 or 2013. The Company did not record any other-than-temporary impairments on limited partnership interests in the first three months of 2014. The Company recorded $2.4 million in other-than-temporary impairments on limited partnership interests in the first three months of 2013.
The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value at the reporting date plus or minus any collateral posted or held by the Company. The Company had credit exposure related to its derivative contracts, excluding futures, of $15.3 million and $9.7 million at March 31, 2014 and December 31, 2013, respectively. See “Credit Risk” in Note 5 – “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for additional information.
Contractual Obligations
The Company’s obligation to fund limited partnerships increased by $63.0 million since December 31, 2013. In addition, since December 31, 2013, the Company’s obligation for short-term debt, including interest, increased by $50.1 million due to advances from the FHLB as previously discussed. There were no other material changes in the Company’s contractual obligations from those reported in the 2013 Annual Report.
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

The CRO, reports regularly to the Finance, Investment and Risk Management (“FIRM”) Committee, a sub-committee of the Board of Directors responsible, among other duties, for overseeing the management of RGA’s ERM programs and policies. An extensive ERM report is presented to the FIRM quarterly. The report contains information on all risks as well as qualitative and quantitative assessments. Breaches, exceptions and waivers are also included in the report. The Board of Directors has other committees, such as the Audit Committee, whose responsibilities include aspects of risk management. The CRO reports to the CFO and has direct access to the RGA Board of Directors, through the FIRM Committee.
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
The Company categorizes its main risks as follows:
Insurance Risk
 Market Risk
Credit Risk
Operational Risk
Specific risk assessments and descriptions can be found below and in Item 1A – “Risk Factors” of the 2013 Annual Report.
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
Variable Annuities
The Company reinsures variable annuities including those with guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”) and guaranteed minimum withdrawal benefits (“GMWB”). Strong equity markets, increases in interest rates and decreases in volatility will generally decrease the fair value of the liabilities underlying the benefits. Conversely, a decrease in the equity markets along with a decrease in interest rates and an increase in volatility will generally result in an increase in the fair value of the liabilities underlying the benefits, which has the effect of increasing reserves and lowering earnings. The Company maintains a customized dynamic hedging program that is designed to substantially mitigate the risks associated with income volatility around the change in reserves on guaranteed benefits, ignoring the Company’s own credit risk assessment. However, the hedge positions may not fully offset the changes in the carrying value of the guarantees due to, among other things, time lags, high levels of volatility in the equity and derivative markets, extreme swings in interest rates, unexpected contract holder behavior, and divergence between the performance of the underlying funds and hedging indices. These factors, individually or collectively, may have a material adverse effect on the Company’s net income, financial condition or liquidity. The table below provides a summary of variable annuity account values and the fair value of the guaranteed benefits as of March 31, 2014 and December 31, 2013.

(dollars in millions)	March 31, 2014	December 31, 2013
No guarantee minimum benefits	$943	$961
GMDB only	85	86
GMIB only	6	6
GMAB only	51	52
GMWB only	1,733	1,752
GMDB / WB	459	467
Other	30	31
Total variable annuity account values	$3,307	$3,355
Fair value of liabilities associated with living benefit riders	$54	$30
There has been no significant change in the Company’s quantitative or qualitative aspects of market risk during the quarter ended March 31, 2014 from that disclosed in the 2013 Annual Report.

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
The creditworthiness of Europe’s peripheral region is under ongoing stress and uncertainty due to high debt levels and economic weakness. The Company does not have material exposure to sovereign fixed maturity securities, which includes global government agencies, from Europe’s peripheral region and Cyprus. However, the Company does have exposure to non-sovereign fixed maturity and equity securities issued from Europe’s peripheral region. The Company increased its exposure to fixed maturity and equity securities in Europe’s peripheral region and Cyprus from an estimated fair value of $147.3 million at December 31, 2013 to $150.2 million as of March 31, 2014, primarily due to sovereign security investments in Ireland and Spain. The Company believes it has adequately evaluated and is appropriately managing this additional risk. See “Investments” above for additional information on the Company’s exposure related to investment securities.
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

Generally, RGA’s insurance subsidiaries retrocede amounts in excess of their retention to RGA Reinsurance, Parkway Re, RGA Barbados, RGA Americas, Rockwood Re, Manor Re, RGA Worldwide or RGA Atlantic. External retrocessions are arranged through the Company’s retrocession pools for amounts in excess of its retention. As of March 31, 2014, all retrocession pool members in this excess retention pool rated by the A.M. Best Company were rated “A-” or better. A rating of “A-” is the fourth highest rating out of fifteen possible ratings. For a majority of the retrocessionaires that were not rated, letters of credit or trust assets have been given as additional security. In addition, the Company performs annual financial and in force reviews of its retrocessionaires to evaluate financial stability and performance.
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
There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A.  Risk Factors
There were no material changes from the risk factors disclosed in the 2013 Annual Report.
ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes RGA’s repurchase activity of its common stock during the quarter ended March 31, 2014:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program
January 1, 2014 - January 31, 2014	702	$74.99	—	$—
February 1, 2014 - February 28, 2014	326,801	$75.35	323,886	$275,589,575
March 1, 2014 - March 31, 2014	1,126,135	$78.37	1,125,407	$187,392,088

(1)
RGA repurchased 323,886 and 1,125,407 shares of common stock under its share repurchase program for $24.4 million and $88.2 million during February and March 2014, respectively. The Company net settled - issuing 1,912, 8,370 and 3,259 shares from treasury and repurchasing from recipients 702, 2,915 and 728 shares in January, February and March 2014, respectively, in settlement of income tax withholding requirements incurred by the recipients of an equity incentive award.

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

Reinsurance Group of America, Incorporated
Date: May 5, 2014	By:	/s/ A. Greig Woodring
A. Greig Woodring
President & Chief Executive Officer
(Principal Executive Officer)
Date: May 5, 2014	By:	/s/ Jack B. Lay
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