Form 10-Q
period 2014-06-30
REINSURANCE GROUP OF AMERICA INC
filed 2014-08-05
CIK 898174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Yes         No   X
As of July 31, 2014, 68,562,030 shares of the registrant’s common stock were outstanding.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2014	December 31, 2013
	(Dollars in thousands, except share data)
Assets
Fixed maturity securities:
Available-for-sale at fair value (amortized cost of $22,373,346 and $20,270,734)	$24,480,396	$21,474,136
Mortgage loans on real estate (net of allowances of $9,692 and $10,106)	2,555,800	2,486,680
Policy loans	1,250,635	1,244,469
Funds withheld at interest	5,940,521	5,771,467
Short-term investments	45,596	139,395
Other invested assets	1,128,375	1,324,960
Total investments	35,401,323	32,441,107
Cash and cash equivalents	1,378,117	923,647
Accrued investment income	279,368	267,908
Premiums receivable and other reinsurance balances	1,559,526	1,439,528
Reinsurance ceded receivables	614,203	594,515
Deferred policy acquisition costs	3,368,343	3,517,796
Other assets	570,171	489,972
Total assets	$43,171,051	$39,674,473
Liabilities and Stockholders’ Equity
Future policy benefits	$13,785,532	$11,866,776
Interest-sensitive contract liabilities	12,686,025	12,947,557
Other policy claims and benefits	3,996,737	3,571,761
Other reinsurance balances	258,023	275,138
Deferred income taxes	2,232,821	1,837,577
Other liabilities	716,157	541,035
Short-term debt	110,000	—
Long-term debt	2,214,705	2,214,350
Collateral finance facility	482,092	484,752
Total liabilities	36,482,092	33,738,946
Commitments and contingent liabilities (See Note 8)
Stockholders’ Equity:
Preferred stock - par value $.01 per share, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock - par value $.01 per share, 140,000,000 shares authorized, 79,137,758 shares issued at June 30, 2014 and December 31, 2013	791	791
Additional paid-in-capital	1,783,856	1,777,906
Retained earnings	3,941,777	3,659,938
Treasury stock, at cost - 10,327,655 and 8,369,540 shares	(666,125)	(508,715)
Accumulated other comprehensive income	1,628,660	1,005,607
Total stockholders’ equity	6,688,959	5,935,527
Total liabilities and stockholders’ equity	$43,171,051	$39,674,473
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues:	(Dollars in thousands, except per share data)
Net premiums	$2,183,160	$2,035,156	$4,283,797	$4,014,849
Investment income, net of related expenses	410,607	444,234	814,982	869,365
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(870)	(9,803)	(1,173)	(10,005)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	(306)	—	(306)
Other investment related gains (losses), net	119,397	58,352	204,271	152,925
Total investment related gains (losses), net	118,527	48,243	203,098	142,614
Other revenues	120,726	63,009	188,316	164,916
Total revenues	2,833,020	2,590,642	5,490,193	5,191,744
Benefits and Expenses:
Claims and other policy benefits	1,841,885	2,030,574	3,685,562	3,719,484
Interest credited	115,962	118,345	226,556	243,828
Policy acquisition costs and other insurance expenses	409,374	370,505	764,247	727,862
Other operating expenses	127,462	113,408	238,398	232,909
Interest expense	35,211	29,918	70,295	58,404
Collateral finance facility expense	2,591	2,650	5,160	5,188
Total benefits and expenses	2,532,485	2,665,400	4,990,218	4,987,675
Income (loss) before income taxes	300,535	(74,758)	499,975	204,069
Provision for income taxes	102,239	(25,146)	165,015	68,146
Net income (loss)	$198,296	$(49,612)	$334,960	$135,923
Earnings per share:
Basic earnings per share	$2.87	$(0.69)	$4.80	$1.86
Diluted earnings per share	$2.84	$(0.69)	$4.75	$1.85
Dividends declared per share	$0.30	$0.24	$0.60	$0.48
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Comprehensive income (loss)	(Dollars in thousands)
Net income (loss)	$198,296	$(49,612)	$334,960	$135,923
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	42,643	(88,832)	(40)	(102,937)
Change in net unrealized gains and losses on investments	304,997	(706,848)	620,381	(826,181)
Change in other-than-temporary impairment losses on fixed maturity securities	1,248	199	1,698	650
Changes in pension and other postretirement plan adjustments	273	875	1,014	1,700
Total other comprehensive income (loss), net of tax	349,161	(794,606)	623,053	(926,768)
Total comprehensive income (loss)	$547,457	$(844,218)	$958,013	$(790,845)
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2014	2013
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$334,960	$135,923
Adjustments to reconcile net income to net cash provided by operating activities:
Change in operating assets and liabilities:
Accrued investment income	(9,588)	(35,457)
Premiums receivable and other reinsurance balances	(104,002)	(5,100)
Deferred policy acquisition costs	165,257	104,002
Reinsurance ceded receivable balances	(27,310)	64,814
Future policy benefits, other policy claims and benefits, and other reinsurance balances	581,812	806,172
Deferred income taxes	111,735	69,071
Other assets and other liabilities, net	34,577	(165,129)
Amortization of net investment premiums, discounts and other	(51,521)	(43,662)
Investment related gains, net	(203,098)	(142,614)
Gain on repurchase of collateral finance facility securities	—	(46,506)
Excess tax benefits from share-based payment arrangement	(1,268)	(2,420)
Other, net	76,256	66,027
Net cash provided by operating activities	907,810	805,121
Cash Flows from Investing Activities:
Sales of fixed maturity securities available-for-sale	2,756,942	1,898,833
Maturities of fixed maturity securities available-for-sale	239,279	62,734
Purchases of fixed maturity securities available-for-sale	(3,302,047)	(2,487,016)
Cash invested in mortgage loans	(266,002)	(244,939)
Cash invested in policy loans	(52,913)	(17)
Cash invested in funds withheld at interest	(39,856)	(60,156)
Principal payments on mortgage loans on real estate	200,601	150,098
Principal payments on policy loans	46,747	32,940
Purchases of property and equipment	(43,295)	—
Change in short-term investments	93,798	241,136
Change in other invested assets	271,373	(1,591)
Net cash used in investing activities	(95,373)	(407,978)
Cash Flows from Financing Activities:
Dividends to stockholders	(41,955)	(35,169)
Repurchase and repayment of collateral finance facility securities	—	(112,000)
Net change in short-term debt	110,000	120,000
Purchases of treasury stock	(179,592)	(234,690)
Excess tax benefits from share-based payment arrangement	1,268	2,420
Exercise of stock options, net	9,578	11,439
Change in cash collateral for derivatives and other arrangements	47,561	(31,858)
Deposits on universal life and other investment type policies and contracts	51,257	39,706
Withdrawals on universal life and other investment type policies and contracts	(374,567)	(397,033)
Net cash used in financing activities	(376,450)	(637,185)
Effect of exchange rate changes on cash	18,483	(46,231)
Change in cash and cash equivalents	454,470	(286,273)
Cash and cash equivalents, beginning of period	923,647	1,259,892
Cash and cash equivalents, end of period	$1,378,117	$973,619
Supplementary information:
Cash paid for interest	$67,248	$58,387
Cash paid for income taxes, net of refunds	$26,732	$105,401

Non-cash supplementary information - see Note 4 - "Investments"
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Business and Basis of Presentation
Reinsurance Group of America, Incorporated (“RGA”) is an insurance holding company that was formed on December 31, 1992. The accompanying unaudited condensed consolidated financial statements of RGA and its subsidiaries (collectively, the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. There were no subsequent events that would require disclosure or adjustments to the accompanying condensed consolidated financial statements through the date the financial statements were issued. These unaudited condensed consolidated financial statements include the accounts of RGA and its subsidiaries, all intercompany accounts and transactions have been eliminated. The Company has reclassified the presentation of certain prior-period information to conform to the current presentation. These statements should be read in conjunction with the Company’s 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 27, 2014, as updated by the Company's Current Report on Form 8-K filed with the SEC on May 13, 2014 (the "2013 Annual Report").
Effective January 1, 2014 (and as filed with the SEC in the Current Report on Form 8-K referenced above), the Company realigned certain operations and management responsibilities to better fit within its geographic-based segments. Operations in Mexico and Latin America have been moved from Europe & South Africa to the U.S. segment, which has been renamed U.S. and Latin America. Operations in India have been moved from Europe & South Africa to the Asia Pacific segment. The Europe & South Africa segment has been renamed Europe, Middle East and Africa.

2.	Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share on net income (loss) (in thousands, except per share information):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Earnings:
Net income (loss) (numerator for basic and diluted calculations)	$198,296	$(49,612)	$334,960	$135,923
Shares:
Weighted average outstanding shares (denominator for basic calculation)	69,076	72,350	69,823	73,089
Equivalent shares from outstanding stock options	642	—	666	484
Denominator for diluted calculation	69,718	72,350	70,489	73,573
Earnings per share:
Basic	$2.87	$(0.69)	$4.80	$1.86
Diluted	$2.84	$(0.69)	$4.75	$1.85
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
The calculation of common equivalent shares does not include the impact of options having a strike or conversion price that exceeds the average stock price for the earnings period, as the result would be antidilutive. The calculation of common equivalent shares also excludes the impact of outstanding performance contingent shares, as the conditions necessary for their issuance have not been satisfied as of the end of the reporting period. For the three months ended June 30, 2014, 0.3 million stock options and approximately 0.8 million performance contingent shares were excluded from the calculation. For the six months ended June 30, 2013, no stock options and approximately 0.7 million performance contingent shares were excluded from the calculation. Year-to-date amounts for equivalent shares from outstanding stock options and performance contingent shares are the weighted average of the individual quarterly amounts.

3.	Accumulated Other Comprehensive Income
The balance of and changes in each component of accumulated other comprehensive income (loss) (“AOCI”) for the six months ended June 30, 2014 and 2013 are as follows (dollars in thousands):

	Accumulated Other Comprehensive Income (Loss), Net of Income Tax
	Accumulated Currency Translation Adjustments	Unrealized Appreciation (Depreciation) of Investments(1)	Pension and Postretirement Benefits	Total
Balance, December 31, 2013	$207,083	$820,245	$(21,721)	$1,005,607
Other comprehensive income (loss) before reclassifications	(40)	646,777	(6)	646,731
Amounts reclassified to (from) AOCI	—	(24,698)	1,020	(23,678)
Net current-period other comprehensive income (loss)	(40)	622,079	1,014	623,053
Balance, June 30, 2014	$207,043	$1,442,324	$(20,707)	$1,628,660

	Accumulated Other Comprehensive Income (Loss), Net of Income Tax
	Accumulated Currency Translation Adjustments	Unrealized Appreciation (Depreciation) of Investments(1)	Pension and Postretirement Benefits	Total
Balance, December 31, 2012	$267,475	$1,877,657	$(36,230)	$2,108,902
Other comprehensive income (loss) before reclassifications	(102,937)	(819,019)	206	(921,750)
Amounts reclassified to (from) AOCI	—	(6,512)	1,494	(5,018)
Net current-period other comprehensive income (loss)	(102,937)	(825,531)	1,700	(926,768)
Balance, June 30, 2013	$164,538	$1,052,126	$(34,530)	$1,182,134

(1)	Includes cash flow hedges. See Note 5 - “Derivative Instruments” for additional information on cash flow hedges.
The following table presents the amounts of AOCI reclassifications for the three and six months ended June 30, 2014 and 2013 (dollars in thousands):

	Amount Reclassified from AOCI
	Three months ended June 30,		Six months ended June 30,
Details about AOCI Components	2014	2013	2014	2013	Affected Line Item in Statement of Income
Unrealized gains and losses on available-for-sale securities	$27,142	$13,510	$28,331	$23,858	Investment related gains (losses), net
Gains and losses on cash flow hedge - interest rate swap	321	201	539	506	Investment income
Deferred policy acquisition costs attributed to unrealized gains and losses(1)	4,370	(13,283)	8,791	(14,831)
Total	31,833	428	37,661	9,533
Provision for income taxes	(11,059)	(87)	(12,963)	(3,021)
Net unrealized gains (losses), net of tax	$20,774	$341	$24,698	$6,512
Amortization of unrealized pension and postretirement benefits:
Prior service cost(2)	$(216)	$(213)	$(218)	$(307)
Actuarial gains/(losses)(2)	(462)	(968)	(1,352)	(1,991)
Total	(678)	(1,181)	(1,570)	(2,298)
Provision for income taxes	238	413	550	804
Amortization of unrealized pension and postretirement benefits, net of tax	$(440)	$(768)	$(1,020)	$(1,494)

Total reclassifications, net of tax	$20,334	$(427)	$23,678	$5,018

(1)	This AOCI component is included in the computation of the deferred policy acquisition cost. See Note 8 – “Deferred Policy Acquisition Costs” of the 2013 Annual Report for additional details.

(2)	These AOCI components are included in the computation of the net periodic pension cost. See Note 9 – “Employee Benefit Plans” for additional details.

4.	Investments
Fixed Maturity and Equity Securities Available-for-Sale
The following tables provide information relating to investments in fixed maturity and equity securities by sector as of June 30, 2014 and December 31, 2013 (dollars in thousands):

June 30, 2014:	Amortized	Unrealized	Unrealized	Estimated Fair	% of	Other-than- temporary impairments
	Cost	Gains	Losses	Value	Total	in AOCI
Available-for-sale:
Corporate securities	$13,280,721	$932,793	$62,103	$14,151,411	57.8%	$—
Canadian and Canadian provincial governments	2,786,873	964,710	3,945	3,747,638	15.3	—
Residential mortgage-backed securities	946,431	49,676	9,968	986,139	4.1	(300)
Asset-backed securities	993,116	24,314	9,055	1,008,375	4.1	354
Commercial mortgage-backed securities	1,380,622	103,032	9,034	1,474,620	6.0	(1,609)
U.S. government and agencies	429,215	20,987	1,696	448,506	1.8	—
State and political subdivisions	369,515	42,553	4,581	407,487	1.7	—
Other foreign government, supranational and foreign government-sponsored enterprises	2,186,853	78,730	9,363	2,256,220	9.2	—
Total fixed maturity securities	$22,373,346	$2,216,795	$109,745	$24,480,396	100.0%	$(1,555)
Non-redeemable preferred stock	$81,240	$7,165	$1,567	$86,838	61.7%
Other equity securities	53,833	1,063	990	53,906	38.3
Total equity securities	$135,073	$8,228	$2,557	$140,744	100.0%

December 31, 2013:	Amortized	Unrealized	Unrealized	Estimated Fair	% of	Other-than- temporary impairments
	Cost	Gains	Losses	Value	Total	in AOCI
Available-for-sale:
Corporate securities	$11,697,394	$616,147	$202,786	$12,110,755	56.4%	$—
Canadian and Canadian provincial governments	2,728,111	669,762	16,848	3,381,025	15.7	—
Residential mortgage-backed securities	970,434	38,126	18,917	989,643	4.6	(300)
Asset-backed securities	891,751	18,893	15,812	894,832	4.2	(2,259)
Commercial mortgage-backed securities	1,314,782	91,651	17,487	1,388,946	6.5	(1,609)
U.S. government and agencies	489,631	16,468	4,748	501,351	2.3	—
State and political subdivisions	313,252	21,907	14,339	320,820	1.5	—
Other foreign government, supranational and foreign government-sponsored enterprises	1,865,379	45,347	23,962	1,886,764	8.8	—
Total fixed maturity securities	$20,270,734	$1,518,301	$314,899	$21,474,136	100.0%	$(4,168)
Non-redeemable preferred stock	$81,993	$5,342	$5,481	$81,854	20.2%
Other equity securities	327,479	618	4,220	323,877	79.8
Total equity securities	$409,472	$5,960	$9,701	$405,731	100.0%
The Company enters into various collateral arrangements that require both the pledging and acceptance of fixed maturity securities as collateral. The Company pledged fixed maturity securities as collateral to derivative and reinsurance counterparties with an amortized cost of $70.0 million and $57.2 million, and an estimated fair value of $71.8 million and $58.0 million, as of June 30, 2014 and December 31, 2013 respectively. The pledged fixed maturity securities are included in fixed maturity securities, available-for-sale in the condensed consolidated balance sheets. Securities with an amortized cost of $9,600.7 million and $7,842.9 million, and an estimated fair value of $10,188.1 million and $8,125.4 million, as of June 30, 2014 and December 31, 2013, respectively, were held in trust to satisfy collateral requirements under certain third-party reinsurance treaties.
The Company received fixed maturity securities as collateral from derivative and reinsurance counterparties with an estimated fair value of $111.8 million and $94.1 million, as of June 30, 2014 and December 31, 2013, respectively. The collateral is held in separate custodial accounts and is not recorded on the Company’s condensed consolidated balance sheets. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral; however, as of June 30, 2014 and December 31, 2013, none of the collateral had been sold or re-pledged.

As of June 30, 2014, the Company held securities with a fair value of $1,336.5 million that were guaranteed or issued by the Canadian province of Ontario and $1,553.8 million that were guaranteed or issued by the Canadian province of Quebec, both of which exceeded 10% of total stockholders’ equity. As of December 31, 2013, the Company held securities with a fair value of $1,222.3 million that were guaranteed or issued by the Canadian province of Ontario and $1,389.1 million that were guaranteed or issued by the Canadian province of Quebec, both of which exceeded 10% of total stockholders’ equity.
The amortized cost and estimated fair value of fixed maturity securities available-for-sale at June 30, 2014 are shown by contractual maturity in the table below (dollars in thousands). Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset and mortgage-backed securities are shown separately in the table below, as they are not due at a single maturity date.

	Amortized Cost	Fair Value
Available-for-sale:
Due in one year or less	$637,052	$644,928
Due after one year through five years	4,116,731	4,358,370
Due after five years through ten years	7,415,405	7,871,893
Due after ten years	6,883,989	8,136,071
Asset and mortgage-backed securities	3,320,169	3,469,134
Total	$22,373,346	$24,480,396
Corporate Fixed Maturity Securities
The tables below show the major industry types of the Company’s corporate fixed maturity holdings as of June 30, 2014 and December 31, 2013 (dollars in thousands):

June 30, 2014:		Estimated
	Amortized Cost	Fair Value	% of Total
Finance	$4,512,831	$4,788,259	33.8%
Industrial	7,240,086	7,729,309	54.6
Utility	1,516,641	1,622,357	11.5
Other	11,163	11,486	0.1
Total	$13,280,721	$14,151,411	100.0%

December 31, 2013:		Estimated
	Amortized Cost	Fair Value	% of Total
Finance	$3,838,716	$3,983,623	32.9%
Industrial	6,607,100	6,824,063	56.3
Utility	1,240,353	1,292,305	10.7
Other	11,225	10,764	0.1
Total	$11,697,394	$12,110,755	100.0%

Other-Than-Temporary Impairments - Fixed Maturity and Equity Securities
As discussed in Note 2 – “Summary of Significant Accounting Policies” of the 2013 Annual Report, a portion of certain other-than-temporary impairment (“OTTI”) losses on fixed maturity securities are recognized in AOCI. For these securities the net amount recognized in the condensed consolidated statements of income (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in AOCI. The following table sets forth the amount of pre-tax credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in AOCI, and the corresponding changes in such amounts (dollars in thousands):

	Three months ended June 30,
	2014	2013
Balance, beginning of period	$11,696	$14,773
Credit loss OTTI previously recognized on securities impaired to fair value during the period	—	(1,449)
Credit loss OTTI previously recognized on securities which matured, paid down, prepaid or were sold during the period	(4,412)	—
Balance, end of period	$7,284	$13,324

	Six months ended June 30,
	2014	2013
Balance, beginning of period	$11,696	$16,675
Credit loss OTTI previously recognized on securities impaired to fair value during the period	—	(1,449)
Credit loss OTTI previously recognized on securities which matured, paid down, prepaid or were sold during the period	(4,412)	(1,902)
Balance, end of period	$7,284	$13,324
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
The following tables present information on the Company’s purchased credit impaired securities, which are included in fixed maturity securities available-for-sale (dollars in thousands):

	June 30, 2014	December 31, 2013
Outstanding principal and interest balance(1)	$213,901	$192,644
Carrying value, including accrued interest(2)	175,604	148,822

(1)	Represents the contractually required payments which is the sum of contractual principal, whether or not currently due, and accrued interest.

(2)	Estimated fair value plus accrued interest.

The following table presents information about purchased credit impaired investments acquired during the periods, as of the acquisition dates (dollars in thousands):

	Six months ended June 30,
	2014	2013
Contractually required payments (including interest)	$55,671	$109,931
Cash flows expected to be collected(1)	44,799	88,422
Fair value of investments acquired	31,544	58,471

(1)	Represents undiscounted principal and interest cash flow expectations at the date of acquisition.
The following table presents activity for the accretable yield on purchased credit impaired securities for the three and six months ended June 30, 2014 and 2013 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Balance, beginning of period	$73,367	$59,915	$69,469	$39,239
Investments purchased	5,684	7,885	13,255	29,951
Accretion	(2,357)	(1,879)	(4,496)	(3,822)
Disposals	—	(832)	(379)	(832)
Reclassification from nonaccretable difference	(13,477)	1,180	(14,632)	1,733
Balance, end of period	$63,217	$66,269	$63,217	$66,269
Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale
The following table presents the total gross unrealized losses for the 939 and 1,396 fixed maturity and equity securities as of June 30, 2014 and December 31, 2013, respectively, where the estimated fair value had declined and remained below amortized cost by the indicated amount (dollars in thousands):

	June 30, 2014		December 31, 2013
	Gross Unrealized Losses	% of Total	Gross Unrealized Losses	% of Total
Less than 20%	$98,885	88.1%	$296,731	91.4%
20% or more for less than six months	2,479	2.2	6,444	2.0
20% or more for six months or greater	10,938	9.7	21,425	6.6
Total	$112,302	100.0%	$324,600	100.0%
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
The following tables present the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for 939 and 1,396 fixed maturity and equity securities that have estimated fair values below amortized cost as of June 30, 2014 and December 31, 2013, respectively (dollars in thousands). These investments are presented by class and grade of security, as well as the length of time the related fair value has remained below amortized cost.

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
June 30, 2014:	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
Corporate securities	$1,624,031	$21,638	$1,062,513	$36,925	$2,686,544	$58,563
Canadian and Canadian provincial governments	20,728	413	74,864	3,532	95,592	3,945
Residential mortgage-backed securities	74,009	2,365	122,444	7,337	196,453	9,702
Asset-backed securities	133,606	1,137	130,015	5,083	263,621	6,220
Commercial mortgage-backed securities	28,099	206	39,222	4,191	67,321	4,397
U.S. government and agencies	10,819	9	75,730	1,687	86,549	1,696
State and political subdivisions	13,426	600	45,879	3,981	59,305	4,581
Other foreign government, supranational and foreign government-sponsored enterprises	367,176	2,339	187,073	7,023	554,249	9,362
Total investment grade securities	2,271,894	28,707	1,737,740	69,759	4,009,634	98,466
Non-investment grade securities:
Corporate securities	165,552	2,181	19,206	1,359	184,758	3,540
Residential mortgage-backed securities	16,411	137	3,576	129	19,987	266
Asset-backed securities	11,334	183	10,747	2,652	22,081	2,835
Commercial mortgage-backed securities	—	—	6,406	4,637	6,406	4,637
Other foreign government, supranational and foreign government-sponsored enterprises	2,261	1	—	—	2,261	1
Total non-investment grade securities	195,558	2,502	39,935	8,777	235,493	11,279
Total fixed maturity securities	$2,467,452	$31,209	$1,777,675	$78,536	$4,245,127	$109,745
Non-redeemable preferred stock	$6,705	$487	$14,902	$1,080	$21,607	$1,567
Other equity securities	—	—	32,463	990	32,463	990
Total equity securities	$6,705	$487	$47,365	$2,070	$54,070	$2,557

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
December 31, 2013:	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
Corporate securities	$3,141,179	$148,895	$301,303	$40,548	$3,442,482	$189,443
Canadian and Canadian provincial governments	188,491	14,419	12,029	2,429	200,520	16,848
Residential mortgage-backed securities	283,967	15,900	23,068	1,688	307,035	17,588
Asset-backed securities	255,656	4,916	56,668	4,983	312,324	9,899
Commercial mortgage-backed securities	219,110	3,725	20,068	5,745	239,178	9,470
U.S. government and agencies	133,697	4,469	4,406	279	138,103	4,748
State and political subdivisions	120,193	9,723	15,202	4,616	135,395	14,339
Other foreign government, supranational and foreign government-sponsored enterprises	665,313	21,075	36,212	2,847	701,525	23,922
Total investment grade securities	5,007,606	223,122	468,956	63,135	5,476,562	286,257
Non-investment grade securities:
Corporate securities	283,603	9,451	38,256	3,892	321,859	13,343
Residential mortgage-backed securities	62,146	1,075	3,945	254	66,091	1,329
Asset-backed securities	28,670	415	32,392	5,498	61,062	5,913
Commercial mortgage-backed securities	15,762	81	10,980	7,936	26,742	8,017
Other foreign government, supranational and foreign government-sponsored enterprises	9,403	40	—	—	9,403	40
Total non-investment grade securities	399,584	11,062	85,573	17,580	485,157	28,642
Total fixed maturity securities	$5,407,190	$234,184	$554,529	$80,715	$5,961,719	$314,899
Non-redeemable preferred stock	$51,386	$5,479	$1	$2	$51,387	$5,481
Other equity securities	218,834	1,748	32,550	2,472	251,384	4,220
Total equity securities	$270,220	$7,227	$32,551	$2,474	$302,771	$9,701

As of June 30, 2014, the Company does not intend to sell these fixed maturity securities and does not believe it is more likely than not that it will be required to sell these fixed maturity securities before the recovery of the fair value up to the current amortized cost of the investment, which may be maturity. As of June 30, 2014, the Company has the ability and intent to hold the equity securities until the recovery of the fair value up to the current cost of the investment. However, unforeseen facts and circumstances may cause the Company to sell fixed maturity and equity securities in the ordinary course of managing its portfolio to meet certain diversification, credit quality, asset-liability management and liquidity guidelines.
Unrealized losses on non-investment grade securities as of June 30, 2014 are primarily related to high-yield corporate securities and commercial mortgage-backed securities. Unrealized losses decreased across all security types as interest rates decreased during the first six months of 2014.

Investment Income, Net of Related Expenses
Major categories of investment income, net of related expenses, consist of the following (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Fixed maturity securities available-for-sale	$253,456	$240,590	$497,418	$479,834
Mortgage loans on real estate	30,373	28,362	63,465	56,605
Policy loans	13,751	15,450	27,189	33,360
Funds withheld at interest	108,059	159,212	220,798	296,471
Short-term investments	80	422	1,045	1,235
Other invested assets	19,021	13,379	33,522	27,301
Investment income	424,740	457,415	843,437	894,806
Investment expense	(14,133)	(13,181)	(28,455)	(25,441)
Investment income, net of related expenses	$410,607	$444,234	$814,982	$869,365
Investment Related Gains (Losses), Net
Investment related gains (losses), net consist of the following (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Fixed maturities and equity securities available for sale:
Other-than-temporary impairment losses on fixed maturities	$(870)	$(9,803)	$(1,173)	$(10,005)
Portion of loss recognized in accumulated other comprehensive income (before taxes)	—	(306)	—	(306)
Net other-than-temporary impairment losses on fixed maturity securities recognized in earnings	(870)	(10,109)	(1,173)	(10,311)
Impairment losses on equity securities	—	—	—	—
Gain on investment activity	34,887	26,845	42,954	48,525
Loss on investment activity	(6,877)	(6,760)	(13,460)	(17,972)
Other impairment losses and change in mortgage loan provision	(5,309)	125	(3,645)	(1,501)
Derivatives and other, net	96,696	38,142	178,422	123,873
Total investment related gains (losses), net	$118,527	$48,243	$203,098	$142,614
During the three months ended June 30, 2014 and 2013, the Company sold fixed maturity and equity securities with fair values of $222.8 million and $257.6 million at losses of $6.9 million and $6.8 million, respectively. During the six months ended June 30, 2014 and 2013, the Company sold fixed maturity and equity securities with fair values of $457.9 million and $461.9 million at losses of $13.5 million and $18.0 million, respectively. The Company generally does not engage in short-term buying and selling of securities.

Securities Borrowing and Other
The Company participates in a securities borrowing program whereby securities, which are not reflected on the Company’s condensed consolidated balance sheets, are borrowed from a third party. The Company is required to maintain a minimum of 100% of the fair value of the borrowed securities as collateral, which consists of rights to reinsurance treaty cash flows. The Company had borrowed securities with an amortized cost of $187.7 million and $93.0 million, and an estimated fair value of $191.1 million and $93.0 million, as of June 30, 2014 and December 31, 2013, respectively. The borrowed securities are used to provide collateral under an affiliated reinsurance transaction.
The Company also participates in a repurchase/reverse repurchase program in which securities, reflected as investments on the Company’s condensed consolidated balance sheets, are pledged to a third party. In return, the Company receives securities from the third party with an estimated fair value equal to a minimum of 100% of the securities pledged. The securities received are not reflected on the Company’s condensed consolidated balance sheets. As of June 30, 2014 the Company had pledged securities with an amortized cost of $300.7 million and an estimated fair value of $315.2 million, in return the Company received securities with an estimated fair value of $354.9 million. As of December 31, 2013 the Company had pledged securities with an amortized cost of $300.3 million and an estimated fair value of $310.8 million, in return the Company received securities with an estimated fair value of $344.2 million.

Mortgage Loans on Real Estate
Mortgage loans represented approximately 7.2% and 7.7% of the Company’s total investments as of June 30, 2014 and December 31, 2013. The Company makes mortgage loans on income producing properties, such as apartments, retail and office buildings, light warehouses and light industrial facilities. Loan-to-value ratios at the time of loan approval are 75% or less. The distribution of mortgage loans, gross of valuation allowances, by property type is as follows as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014		December 31, 2013
	Recorded Investment	% of Total	Recorded Investment	% of Total
Apartment	$358,152	14.0%	$289,394	11.6%
Retail	740,374	28.9	748,731	30.0
Office building	910,375	35.5	917,284	36.7
Industrial	437,605	17.0	439,890	17.6
Other commercial	118,986	4.6	101,487	4.1
Total	$2,565,492	100.0%	$2,496,786	100.0%
As of June 30, 2014 and December 31, 2013, the Company’s mortgage loans, gross of valuation allowances, were distributed throughout the United States as follows (dollars in thousands):

	June 30, 2014		December 31, 2013
	Recorded Investment	% of Total	Recorded Investment	% of Total
Pacific	$700,541	27.3%	$671,822	26.9%
South Atlantic	504,450	19.7	543,658	21.8
Mountain	420,661	16.4	334,446	13.4
Middle Atlantic	245,746	9.6	266,802	10.7
West North Central	171,018	6.7	138,442	5.5
East North Central	232,235	9.0	236,766	9.5
West South Central	159,300	6.2	168,246	6.7
East South Central	58,986	2.3	59,625	2.4
New England	72,555	2.8	76,979	3.1
Total	$2,565,492	100.0%	$2,496,786	100.0%

The maturities of the mortgage loans, gross of valuation allowances, as of June 30, 2014 and December 31, 2013 are as follows (dollars in thousands):

	June 30, 2014		December 31, 2013
	Recorded Investment	% of Total	Recorded Investment	% of Total
Due within five years	$899,909	35.1%	$987,109	39.5%
Due after five years through ten years	1,088,987	42.4	984,289	39.4
Due after ten years	576,596	22.5	525,388	21.1
Total	$2,565,492	100.0%	$2,496,786	100.0%
Information regarding the Company’s credit quality indicators, as determined by the Company's internal evaluation methodology for its recorded investment in mortgage loans, gross of valuation allowances, as of June 30, 2014 and December 31, 2013 is as follows (dollars in thousands):

	June 30, 2014		December 31, 2013
Internal credit quality grade:	Recorded Investment	% of Total	Recorded Investment	% of Total
High investment grade	$1,349,486	52.6%	$1,437,244	57.5%
Investment grade	1,026,129	40.0	827,993	33.2
Average	134,736	5.3	155,914	6.2
Watch list	26,597	1.0	49,404	2.0
In or near default	28,544	1.1	26,231	1.1
Total	$2,565,492	100.0%	$2,496,786	100.0%
The age analysis of the Company’s past due recorded investment in mortgage loans, gross of valuation allowances, as of June 30, 2014 and December 31, 2013 is as follows (dollars in thousands):

	June 30, 2014	December 31, 2013
31-60 days past due	$—	$—
61-90 days past due	—	—
Greater than 90 days	7,087	—
Total past due	7,087	—
Current	2,558,405	2,496,786
Total	$2,565,492	$2,496,786
The following table presents the recorded investment in mortgage loans, by method of measuring impairment, and the related valuation allowances as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014	December 31, 2013
Mortgage loans:
Individually measured for impairment	$28,544	$37,841
Collectively measured for impairment	2,536,948	2,458,945
Mortgage loans, gross of valuation allowances	2,565,492	2,496,786
Valuation allowances:
Individually measured for impairment	3,714	3,211
Collectively measured for impairment	5,978	6,895
Total valuation allowances	9,692	10,106
Mortgage loans, net of valuation allowances	$2,555,800	$2,486,680

Information regarding the Company’s loan valuation allowances for mortgage loans for the three months ended June 30, 2014 and 2013 is as follows (dollars in thousands):

	Three months ended June 30,
	2014	2013
Balance, beginning of period	$8,466	$9,924
Charge-offs	—	(1,296)
Provision (release)	1,226	(725)
Balance, end of period	$9,692	$7,903

	Six months ended June 30,
	2014	2013
Balance, beginning of period	$10,106	$11,580
Recoveries	24	—
Charge-offs	—	(2,148)
Provision (release)	(438)	(1,529)
Balance, end of period	$9,692	$7,903
Information regarding the portion of the Company’s mortgage loans that were impaired as of June 30, 2014 and December 31, 2013 is as follows (dollars in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Carrying Value
June 30, 2014:
Impaired mortgage loans with no valuation allowance recorded	$9,773	$9,170	$—	$9,170
Impaired mortgage loans with valuation allowance recorded	19,346	19,374	3,714	15,660
Total impaired mortgage loans	$29,119	$28,544	$3,714	$24,830
December 31, 2013:
Impaired mortgage loans with no valuation allowance recorded	$21,698	$21,100	$—	$21,100
Impaired mortgage loans with valuation allowance recorded	16,772	16,741	3,211	13,530
Total impaired mortgage loans	$38,470	$37,841	$3,211	$34,630

The Company’s average investment in impaired mortgage loans and the related interest income are reflected in the table below for the periods indicated (dollars in thousands):
	Three months ended June 30,
	2014		2013
	Average Recorded Investment(1)	Interest Income	Average Recorded Investment(1)	Interest Income
Impaired mortgage loans with no valuation allowance recorded	$14,589	$71	$15,181	$49
Impaired mortgage loans with valuation allowance recorded	15,855	259	24,211	294
Total	$30,444	$330	$39,392	$343

	Six months ended June 30,
	2014		2013
	Average Recorded Investment(1)	Interest Income	Average Recorded Investment(1)	Interest Income
Impaired mortgage loans with no valuation allowance recorded	$16,759	$389	$14,286	$184
Impaired mortgage loans with valuation allowance recorded	16,151	452	25,294	534
Total	$32,910	$841	$39,580	$718
(1) Average recorded investment represents the average loan balances as of the beginning of period and all subsequent quarterly end of period balances.

The Company did not acquire any impaired mortgage loans during the six months ended June 30, 2014 and 2013. The Company had $7.1 million of mortgage loans, gross of valuation allowances, that were on nonaccrual status at June 30, 2014. The Company had no mortgage loans that were on a nonaccrual status at December 31, 2013.

Policy Loans
Policy loans comprised approximately 3.5% and 3.8% of the Company’s total investments as of June 30, 2014 and December 31, 2013, respectively, substantially all of which are associated with one client. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due to the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. As policy loans represent premature distributions of policy liabilities, they have the effect of reducing future disintermediation risk. In addition, the Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.
Funds Withheld at Interest
Funds withheld at interest comprised approximately 16.8% and 17.8% of the Company’s total investments as of June 30, 2014 and December 31, 2013, respectively. Of the $5.9 billion funds withheld at interest balance, net of embedded derivatives, as of June 30, 2014, $4.2 billion of the balance is associated with one client. For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance funds withheld basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company and are reflected as funds withheld at interest on the Company’s condensed consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances with amounts owed to the Company from the ceding company. The Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance.
Other Invested Assets
Other invested assets include equity securities, limited partnership interests, real estate joint ventures, structured loans, derivative contracts, fair value option ("FVO") contractholder-directed unit-linked investments, Federal Home Loan Bank of Des Moines ("FHLB") common stock (included in other), and real estate held-for-investment (included in other). The fair value option was elected for contractholder-directed investments supporting unit-linked variable annuity type liabilities which do not qualify for presentation and reporting as separate accounts. Other invested assets represented approximately 3.2% and 4.1% of the Company’s total investments as of June 30, 2014 and December 31, 2013, respectively. Carrying values of these assets as of June 30, 2014 and December 31, 2013 are as follows (dollars in thousands):

	June 30, 2014	December 31, 2013
Equity securities	$140,744	$405,731
Limited partnerships and real estate joint ventures	425,100	411,456
Structured loans	193,462	223,549
Derivatives	135,771	75,227
FVO contractholder-directed unit-linked investments	151,726	138,892
Other	81,572	70,105
Total other invested assets	$1,128,375	$1,324,960
Investments Transferred to the Company
During the six months ended June 30, 2014 the Company executed reinsurance transactions that resulted in the transfer of securities with an estimated fair value of $1,580.1 million at the date of transfer. The securities transferred to the Company are considered non-cash transactions in the condensed consolidated statement of cash flows.

5.	Derivative Instruments
Derivatives, except embedded derivatives, are carried on the Company’s condensed consolidated balance sheets in other invested assets or other liabilities, at fair value. Embedded derivative liabilities on modified coinsurance or funds withheld arrangements are included on the condensed consolidated balance sheets with the host contract in funds withheld at interest, at fair value. Embedded derivative liabilities on indexed annuity and variable annuity products are included on the condensed consolidated balance sheets with the host contract in interest-sensitive contract liabilities, at fair value. The following table presents the notional amounts and gross fair value of derivative instruments prior to taking into account the netting effects of master netting agreements as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014			December 31, 2013
	Notional	Carrying Value/Fair Value		Notional	Carrying Value/Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	$1,314,868	$62,348	$7,413	$1,592,943	$32,555	$21,873
Interest rate options	240,000	5,840	—	240,000	2,554	—
Financial futures	231,297	—	—	123,780	—	—
Foreign currency forwards	94,003	313	7,992	79,618	—	12,772
Consumer price index swaps	63,390	69	—	59,922	—	309
Credit default swaps	723,700	12,390	1,624	682,700	10,438	2,156
Equity options	598,564	39,948	—	757,352	33,902	—
Synthetic guaranteed investment contracts	5,192,798	—	—	4,629,859	—	—
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	—	—	20,194	—	—	176,270
Indexed annuity products	—	—	881,337	—	—	838,670
Variable annuity products	—	—	58,899	—	—	30,055
Total non-hedging derivatives	8,458,620	120,908	977,459	8,166,174	79,449	1,082,105
Derivatives designated as hedging instruments:
Interest rate swaps	109,918	1,537	1,108	49,131	—	4,606
Foreign currency swaps	682,206	23,059	—	728,674	21,903	620
Total hedging derivatives	792,124	24,596	1,108	777,805	21,903	5,226
Total derivatives	$9,250,744	$145,504	$978,567	$8,943,979	$101,352	$1,087,331
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
The following table provides information relating to the Company’s derivative instruments as of June 30, 2014 and December 31, 2013 (dollars in thousands):

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash Collateral Pledged/ Received	Net Amount
June 30, 2014:
Derivative assets	$145,504	$(9,733)	$135,771	$(19,532)	$(103,981)	$12,258
Derivative liabilities	18,137	(9,733)	8,404	(23,004)	—	(14,600)
December 31, 2013:
Derivative assets	$101,352	$(26,125)	$75,227	$(11,095)	$(51,006)	$13,126
Derivative liabilities	42,336	(26,125)	16,211	(18,081)	(8,033)	(9,903)

Accounting for Derivative Instruments and Hedging Activities
The Company does not enter into derivative instruments for speculative purposes. As discussed below under “Non-qualifying Derivatives and Derivatives for Purposes Other Than Hedging,” the Company uses various derivative instruments for risk management purposes that either do not qualify or have not been qualified for hedge accounting treatment, including derivatives used to economically hedge changes in the fair value of liabilities associated with the reinsurance of variable annuities with guaranteed living benefits. As of June 30, 2014 and December 31, 2013, the Company held interest rate swaps that were designated and qualified as cash flow hedges of interest rate risk, held foreign currency swaps that were designated and qualified as hedges of a portion of its net investment in its foreign operations and had derivative instruments that were not designated as hedging instruments. See Note 2 – “Summary of Significant Accounting Policies” of the Company’s 2013 Annual Report for a detailed discussion of the accounting treatment for derivative instruments, including embedded derivatives. Derivative instruments are carried at fair value and generally require an insignificant amount of cash at inception of the contracts.
Cash Flow Hedges
The Company designates and accounts for certain interest rate swaps, in which the cash flows are denominated in different currencies, commonly referred to as cross-currency swaps, as cash flow hedges when they meet the requirements of the general accounting principles for Derivatives and Hedging.
The following table presents the components of AOCI, before income tax, and the condensed consolidated income statement classification where the gain or loss is recognized related to cash flow hedges for the three and six months ended June 30, 2014 and 2013 (dollars in thousands):

	Three months ended June 30,
	2014	2013
Accumulated other comprehensive income (loss), balance beginning of period	$(4,020)	$1,961
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	4,798	(6,797)
Amounts reclassified to investment income	(321)	(201)
Accumulated other comprehensive income (loss), balance end of period	$457	$(5,037)

	Six months ended June 30,
	2014	2013
Accumulated other comprehensive income (loss), balance beginning of period	$(4,578)	$403
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	5,574	(4,934)
Amounts reclassified to investment income	(539)	(506)
Accumulated other comprehensive income (loss), balance end of period	$457	$(5,037)
As of June 30, 2014, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $1.6 million. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to investment income over the term of the investment cash flows. There were no hedged forecasted transactions, other than the receipt or payment of variable interest payments on existing financial instruments, for the three and six months ended June 30, 2014 and 2013.

The following table presents the effects of derivatives in cash flow hedging relationships on the condensed consolidated statements of income and AOCI for the three and six months ended June 30, 2014 and 2013 (dollars in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Deferred in AOCI on Derivatives	Amount and Location of Gains (Losses) Reclassified from AOCI into Income (Loss)		Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)		(Ineffective Portion and Amounts Excluded from Effectiveness Testing)
		Investment Related Gains (Losses)	Investment Income	Investment Related Gains (Losses)	Investment Income
For the three months ended June 30, 2014:
Interest rate swaps	$4,798	$—	$321	$7	$—
For the three months ended June 30, 2013:
Interest rate swaps	$(6,797)	$—	$201	$31	$—
For the six months ended June 30, 2014:
Interest rate swaps	$5,574	$—	$539	$1	$—
For the six months ended June 30, 2013:
Interest rate swaps	$(4,934)	$—	$506	$14	$—
Hedges of Net Investments in Foreign Operations
The Company uses foreign currency swaps to hedge a portion of its net investment in certain foreign operations against adverse movements in exchange rates. The following table illustrates the Company’s net investments in foreign operations (“NIFO”) hedges for the three and six months ended June 30, 2014 and 2013 (dollars in thousands):

	Derivative Gains (Losses) Deferred in AOCI
	For the three months ended June 30,		For the six months ended June 30,
Type of NIFO Hedge (1) (2)	2014	2013	2014	2013
Foreign currency swaps	$(22,335)	$23,913	$744	$34,835

(1)
There were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from accumulated other comprehensive income (loss) into investment income during the periods presented.

(2)	There was no ineffectiveness recognized for the Company’s hedges of net investments in foreign operations.

The cumulative foreign currency translation gain recorded in AOCI related to these hedges was $24.7 million and $23.9 million at June 30, 2014 and December 31, 2013, respectively. If a foreign operation was sold or substantially liquidated, the amounts in AOCI would be reclassified to the condensed consolidated statements of income. A pro rata portion would be reclassified upon partial sale of a foreign operation.
Non-qualifying Derivatives and Derivatives for Purposes Other Than Hedging
The Company uses various other derivative instruments for risk management purposes that either do not qualify or have not been qualified for hedge accounting treatment, including derivatives used to economically hedge changes in the fair value of liabilities associated with the reinsurance of variable annuities with guaranteed living benefits. The gain or loss related to the change in fair value for these derivative instruments is recognized in investment related gains (losses), in the condensed consolidated statements of income, except where otherwise noted. The Company recognized investment related gains (losses) of $13.8 million and $(52.4) million for the three months, and $33.6 million and $(112.8) million for the six months ended June 30, 2014 and 2013, respectively, related to derivatives (not including embedded derivatives) that do not qualify or have not been qualified for hedge accounting.

A summary of the effect of non-hedging derivatives, including embedded derivatives, on the Company’s income statement for the three and six months ended June 30, 2014 and 2013 is as follows (dollars in thousands):

		Gain (Loss) for the three months ended June 30,
Type of Non-hedging Derivative	Income Statement Location of Gain (Loss)	2014	2013
Interest rate swaps	Investment related gains (losses), net	$22,251	$(38,415)
Interest rate options	Investment related gains (losses), net	2,004	(7,981)
Financial futures	Investment related gains (losses), net	(7,684)	714
Foreign currency forwards	Investment related gains (losses), net	1,178	(2,958)
CPI swaps	Investment related gains (losses), net	114	(1,117)
Credit default swaps	Investment related gains (losses), net	4,783	2,427
Equity options	Investment related gains (losses), net	(8,800)	(5,049)
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	Investment related gains (losses), net	78,835	47,717
Indexed annuity products	Interest credited	(27,285)	(28,019)
Variable annuity products	Investment related gains (losses), net	(5,183)	35,809
Total non-hedging derivatives		$60,213	$3,128

		Gain (Loss) for the six months ended June 30,
Type of Non-hedging Derivative	Income Statement Location of Gain (Loss)	2014	2013
Interest rate swaps	Investment related gains (losses), net	$51,904	$(60,679)
Interest rate options	Investment related gains (losses), net	3,286	(5,998)
Financial futures	Investment related gains (losses), net	(9,268)	(6,167)
Foreign currency forwards	Investment related gains (losses), net	2,332	(8,617)
CPI swaps	Investment related gains (losses), net	467	(1,988)
Credit default swaps	Investment related gains (losses), net	2,669	6,332
Equity options	Investment related gains (losses), net	(17,765)	(35,672)
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	Investment related gains (losses), net	156,076	137,974
Indexed annuity products	Interest credited	(51,125)	(61,015)
Variable annuity products	Investment related gains (losses), net	(28,844)	87,123
Total non-hedging derivatives		$109,732	$51,293
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

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of credit default swaps sold by the Company at June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014			December 31, 2013
Rating Agency Designation of Referenced Credit Obligations(1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)
AAA/AA-/A+/A/A-
Single name credit default swaps	$1,995	$132,500	4.9	$614	$117,500	5.1
Credit default swaps referencing indices	—	—	—	—	—	—
Subtotal	1,995	132,500	4.9	614	117,500	5.1
BBB+/BBB/BBB-
Single name credit default swaps	1,218	195,200	5.4	656	142,200	4.9
Credit default swaps referencing indices	7,717	391,000	5.0	7,295	405,000	5.0
Subtotal	8,935	586,200	5.1	7,951	547,200	5.0
BB+
Single name credit default swaps	(163)	5,000	5.0	—	—	—
Credit default swaps referencing indices	—	—	—	—	—	—
Subtotal	(163)	5,000	5.0	—	—	—
Total	$10,767	$723,700	5.1	$8,565	$664,700	4.4

(1)	The rating agency designations are based on ratings from Standard and Poor’s (“S&P”).

(2)	Assumes the value of the referenced credit obligations is zero.

(3)	The weighted average years to maturity of the credit default swaps is calculated based on weighted average notional amounts.
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
Embedded Derivatives
The Company has certain embedded derivatives which are required to be separated from their host contracts and reported as derivatives. Host contracts include reinsurance treaties structured on a modified coinsurance (“modco”) or funds withheld basis. Changes in fair values of embedded derivatives on modco or funds withheld treaties are net of a decrease in investment related gains (losses), net of $0.5 million and $0.4 million for the three months, and $1.3 million and $2.1 million for the six months ended June 30, 2014 and 2013, respectively, associated with the Company’s own credit risk. Changes in fair values of embedded derivatives on variable annuity contracts are net of an increase (decrease) in investment related gains (losses), net of $0.1 million and $(0.2) million for the three months, and $0.5 million and $(4.9) million for the six months ended June 30, 2014 and 2013, respectively, associated with the Company’s own credit risk. Additionally, the Company reinsures equity-indexed annuity and variable annuity contracts with benefits that are considered embedded derivatives, including guaranteed minimum withdrawal benefits, guaranteed minimum accumulation benefits, and guaranteed minimum income benefits. The related gains (losses) and the effect on net income after amortization of deferred acquisition costs (“DAC”) and income taxes for the three and six months ended June 30, 2014 and 2013 are reflected in the following table (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Embedded derivatives in modco or funds withheld arrangements included in investment related gains	$78,835	$47,717	$156,076	$137,974
After the associated amortization of DAC and taxes, the related amounts included in net income	17,962	13,911	36,042	35,535
Embedded derivatives in variable annuity contracts included in investment related gains	(5,183)	35,809	(28,844)	87,123
After the associated amortization of DAC and taxes, the related amounts included in net income	(6,486)	29,082	(20,154)	41,274
Amounts related to embedded derivatives in equity-indexed annuities included in benefits and expenses	(27,285)	(28,019)	(51,125)	(61,015)
After the associated amortization of DAC and taxes, the related amounts included in net income	(15,600)	(30,845)	(33,976)	(60,395)
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
The Company’s credit exposure related to derivative contracts is generally limited to the fair value at the reporting date plus or minus any collateral posted or held by the Company. Information regarding the Company’s credit exposure related to its over-the-counter derivative contracts, centrally cleared derivative contracts and margin account for exchange-traded futures at June 30, 2014 and December 31, 2013 are reflected in the following table (dollars in thousands):

	June 30, 2014	December 31, 2013
Estimated fair value of derivatives in net asset position	$127,367	$59,016
Cash provided as collateral(1)	—	8,033
Securities pledged to counterparties as collateral(2)	23,004	18,081
Cash pledged from counterparties as collateral(3)	(103,981)	(51,006)
Securities pledged from counterparties as collateral(4)	(19,532)	(11,095)
Initial margin for cleared derivatives	(13,854)	(13,350)
Net credit exposure	$13,004	$9,679
Margin account related to exchange-traded futures(5)	$6,524	$2,566

(1)	Consists of receivable from counterparty, included in other assets.

(2)	Included in other invested assets, primarily consists of U.S. Treasury securities.

(3)	Included in cash and cash equivalents, with obligation to return cash collateral recorded in other liabilities.

(4)	Consists of U.S. Treasury securities.

(5)	Included in cash and cash equivalents.

6.	Fair Value of Assets and Liabilities
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

Assets and Liabilities by Hierarchy Level
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 are summarized below (dollars in thousands):

June 30, 2014:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
Corporate securities	$14,151,411	$107,831	$12,755,640	$1,287,940
Canadian and Canadian provincial governments	3,747,638	—	3,747,638	—
Residential mortgage-backed securities	986,139	—	800,592	185,547
Asset-backed securities	1,008,375	—	452,215	556,160
Commercial mortgage-backed securities	1,474,620	—	1,376,706	97,914
U.S. government and agencies securities	448,506	350,852	64,660	32,994
State and political subdivision securities	407,487	—	361,720	45,767
Other foreign government supranational and foreign government-sponsored enterprises	2,256,220	306,505	1,938,827	10,888
Total fixed maturity securities – available-for-sale	24,480,396	765,188	21,497,998	2,217,210
Funds withheld at interest – embedded derivatives	(20,194)	—	—	(20,194)
Cash equivalents	516,798	516,798	—	—
Short-term investments	21,702	10,085	11,617	—
Other invested assets:
Non-redeemable preferred stock	86,838	86,838	—	—
Other equity securities	53,906	53,906	—	—
Derivatives:
Interest rate swaps	56,229	—	56,229	—
Interest rate options	5,840	—	5,840	—
CPI swaps	69	—	69	—
Credit default swaps	10,626	—	10,626	—
Equity options	39,948	—	39,948	—
Foreign currency swaps	23,059	—	23,059	—
FVO contractholder-directed unit-linked investments	151,726	145,252	6,474	—
Other	17,407	17,407	—	—
Total other invested assets	445,648	303,403	142,245	—
Total	$25,444,350	$1,595,474	$21,651,860	$2,197,016
Liabilities:
Interest sensitive contract liabilities – embedded derivatives	$940,236	$—	$—	$940,236
Other liabilities:
Derivatives:
Interest rate swaps	865	—	865	—
Foreign currency forwards	7,679	—	7,679	—
Credit default swaps	(140)	—	(140)	—
Total	$948,640	$—	$8,404	$940,236

December 31, 2013:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
Corporate securities	$12,110,755	$68,934	$10,696,532	$1,345,289
Canadian and Canadian provincial governments	3,381,025	—	3,381,025	—
Residential mortgage-backed securities	989,643	—	836,138	153,505
Asset-backed securities	894,832	—	422,984	471,848
Commercial mortgage-backed securities	1,388,946	—	1,287,161	101,785
U.S. government and agencies securities	501,351	396,092	64,340	40,919
State and political subdivision securities	320,820	—	277,044	43,776
Other foreign government, supranational and foreign government-sponsored enterprises	1,886,764	304,487	1,544,280	37,997
Total fixed maturity securities – available-for-sale	21,474,136	769,513	18,509,504	2,195,119
Funds withheld at interest – embedded derivatives	(176,270)	—	—	(176,270)
Cash equivalents	371,345	371,345	—	—
Short-term investments	111,572	105,649	5,923	—
Other invested assets:
Non-redeemable preferred stock	81,854	74,220	2,672	4,962
Other equity securities	323,877	323,877	—	—
Derivatives:
Interest rate swaps	9,904	—	9,904	—
Interest rate options	2,554	—	2,554	—
CPI swaps	(309)	—	(309)	—
Credit default swaps	7,926	—	7,926	—
Equity options	33,869	—	33,869	—
Foreign currency swaps	21,283	—	21,283	—
FVO contractholder-directed unit-linked investments	138,892	132,643	6,249	—
Other	9,142	9,142	—	—
Total other invested assets	628,992	539,882	84,148	4,962
Total	$22,409,775	$1,786,389	$18,599,575	$2,023,811
Liabilities:
Interest sensitive contract liabilities – embedded derivatives	$868,725	$—	$—	$868,725
Other liabilities:
Derivatives:
Interest rate swaps	3,828	—	3,828	—
Foreign currency forwards	12,772	—	12,772	—
Credit default swaps	(356)	—	(356)	—
Equity options	(33)	—	(33)	—
Total	$884,936	$—	$16,211	$868,725
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
For assets and liabilities reported at fair value, the Company utilizes, when available, fair values based on quoted prices in active markets that are regularly and readily obtainable. Generally, these are very liquid investments and the valuation does not require management judgment. When quoted prices in active markets are not available, fair value is based on market valuation techniques, market comparable pricing and the income approach. The use of different techniques, assumptions and inputs may have a material effect on the estimated fair values of the Company’s securities holdings. For the periods presented, the application of market standard valuation techniques applied to similar assets and liabilities has been consistent.
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
Level 3 Measurements and Transfers
As of June 30, 2014 and December 31, 2013, respectively, the Company classified approximately 9.1% and 10.2% of its fixed maturity securities in the Level 3 category. These securities primarily consist of private placement corporate securities and bank loans with inactive trading markets. Additionally, the Company has included asset-backed securities with subprime exposure and mortgage-backed securities with below investment grade ratings in the Level 3 category due to market uncertainty associated with these securities and the Company’s utilization of unobservable information from third parties for the valuation of these securities.

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

The following table presents quantitative information about significant unobservable inputs used in Level 3 fair value measurements that are developed by the Company, which does not include unobservable Level 3 asset and liability measurements provided by third parties, as of June 30, 2014 and December 31, 2013 (dollars in thousands):

June 30, 2014:		Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
	Fair Value
Assets:
State and political subdivision securities	$16,951	Market comparable securities	Liquidity premium	1%
Corporate securities	256,581	Market comparable securities	Liquidity premium	0-2% (1%)
U.S. government and agencies	32,994	Market comparable securities	Liquidity premium	0-1% (1%)
Funds withheld at interest- embedded derivatives	(20,194)	Total return swap	Mortality	0-100% (2%)
			Lapse	0-35% (7%)
			Withdrawal	0-5% (3%)
			Own Credit	0-1% (1%)
			Crediting rate	2-4% (3%)
Liabilities:
Interest sensitive contract liabilities- embedded derivatives- indexed annuities	881,337	Discounted cash flow	Mortality	0-100% (2%)
			Lapse	0-35% (7%)
			Withdrawal	0-5% (3%)
			Option budget projection	2-4% (3%)

Interest sensitive contract liabilities- embedded derivatives- variable annuities	58,899	Discounted cash flow	Mortality	0-100% (2%)
			Lapse	0-25% (8%)
			Withdrawal	0-7% (3%)
			Own Credit	0-1% (1%)
			Long-term volatility	0-27% (15%)

December 31, 2013:	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)

Assets:
State and political subdivision securities	$29,024	Market comparable securities	Liquidity premium	1%
Corporate securities	312,887	Market comparable securities	Liquidity premium	0-2% (1%)
U.S. government and agencies	37,539	Market comparable securities	Liquidity premium	0-1% (1%)
Funds withheld at interest- embedded derivatives	(176,270)	Total return swap	Mortality	0-100% (2%)
			Lapse	0-35% (7%)
			Withdrawal	0-5% (3%)
			Own Credit	0-1% (1%)
			Crediting Rate	2-4% (3%)

Liabilities:
Interest sensitive contract liabilities- embedded derivatives- indexed annuities	838,670	Discounted cash flow	Mortality	0-100% (2%)
			Lapse	0-35% (7%)
			Withdrawal	0-5% (3%)
			Option budget projection	2-4% (3%)

Interest sensitive contract liabilities- embedded derivatives- variable annuities	30,055	Discounted cash flow	Mortality	0-100% (2%)
			Lapse	0-25% (6%)
			Withdrawal	0-7% (3%)
			Own Credit	0-1% (1%)
			Long-term volatility	0-27% (10%)
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

Transfers from Level 1 to Level 2 are due to the lack of observable market data when pricing these securities, while transfers from Level 2 to Level 1 are due to an increase in the availability of market observable data in an active market. The following tables present the transfers between Level 1 and Level 2 during the three and six months ended June 30, 2014 and 2013 (dollars in thousands):

	Three months ended June 30,
	2014		2013
	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1
Fixed maturity securities - available-for-sale:
Corporate securities	$—	$10,058	$—	$—
Total fixed maturity securities	$—	$10,058	$—	$—

	Six months ended June 30,
	2014		2013
	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1
Fixed maturity securities - available-for-sale:
Corporate securities	$—	$10,058	$—	$14,012
Total fixed maturity securities	$—	$10,058	$—	$14,012
The tables below provide a summary of the changes in fair value of Level 3 assets and liabilities for the three and six months ended June 30, 2014, as well as the portion of gains or losses included in income for the three and six months ended June 30, 2014 attributable to unrealized gains or losses related to those assets and liabilities still held at June 30, 2014 (dollars in thousands):

For the three months ended June 30, 2014:	Fixed maturity securities - available-for-sale
	Corporate securities	Residential mortgage- backed securities	Asset-backed securities	Commercial mortgage- backed securities	U.S. Government and agencies securities
Fair value, beginning of period	$1,291,701	$177,927	$502,675	$90,373	$38,031
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(1,273)	42	2,055	447	(185)
Investment related gains (losses), net	165	31	942	6	(55)
Claims & other policy benefits	—	—	—	—	—
Interest credited	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—
Included in other comprehensive income	6,086	368	514	1,639	572
Purchases(1)	52,549	13,398	64,884	—	165
Sales(1)	(8,929)	—	(14,258)	—	—
Settlements(1)	(49,002)	(6,401)	(6,318)	(263)	(5,534)
Transfers into Level 3	—	901	5,666	5,712	—
Transfers out of Level 3	(3,357)	(719)	—	—	—
Fair value, end of period	$1,287,940	$185,547	$556,160	$97,914	$32,994
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(1,274)	$42	$2,005	$447	$(185)
Investment related gains (losses), net	—	—	—	—	—
Claims & other policy benefits	—	—	—	—	—
Interest credited	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—

For the three months ended June 30, 2014 (continued):	Fixed maturity securities available-for-sale
	State and political subdivision securities	Other foreign government, supranational and foreign government-sponsored enterprises	Funds withheld at interest- embedded derivative	Interest sensitive contract liabilities embedded derivatives
Fair value, beginning of period	$43,833	$11,157	$(99,029)	$(911,987)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	10	—	—	—
Investment related gains (losses), net	(4)	—	78,835	(5,182)
Claims & other policy benefits	—	—	—	—
Interest credited	—	—	—	(27,285)
Policy acquisition costs and other insurance expenses	—	—	—	—
Included in other comprehensive income	2,330	33	—	—
Purchases(1)	—	—	—	(14,215)
Sales(1)	—	—	—	—
Settlements(1)	(402)	(302)	—	18,433
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value, end of period	$45,767	$10,888	$(20,194)	$(940,236)
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$10	$—	$—	$—
Investment related gains (losses), net	—	—	78,835	(5,946)
Claims & other policy benefits	—	—	—	—
Interest credited	—	—	—	(45,718)
Policy acquisition costs and other insurance expenses	—	—	—	—

For the six months ended June 30, 2014:	Fixed maturity securities - available-for-sale
	Corporate securities	Residential mortgage- backed securities	Asset-backed securities	Commercial mortgage- backed securities	U.S. Government and agencies securities
Fair value, beginning of period	$1,345,289	$153,505	$471,848	$101,785	$40,919
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(2,385)	98	4,112	819	(282)
Investment related gains (losses), net	5	137	1,247	92	(250)
Claims & other policy benefits	—	—	—	—	—
Interest credited	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—
Included in other comprehensive income	8,536	3,255	6,014	4,674	877
Purchases(1)	132,061	32,148	124,108	—	293
Sales(1)	(47,676)	(744)	(20,870)	(14,626)	—
Settlements(1)	(100,946)	(12,573)	(12,633)	(542)	(8,563)
Transfers into Level 3	6,930	11,464	11,614	5,712	—
Transfers out of Level 3	(53,874)	(1,743)	(29,280)	—	—
Fair value, end of period	$1,287,940	$185,547	$556,160	$97,914	$32,994
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(2,336)	$94	$2,005	$875	$(282)
Investment related gains (losses), net	—	—	—	—	—
Claims & other policy benefits	—	—	—	—	—
Interest credited	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—

For the six months ended June 30, 2014 (continued):	Fixed maturity securities available-for-sale
	State and political subdivision securities	Other foreign government, supranational and foreign government-sponsored enterprises	Funds withheld at interest- embedded derivative	Other invested assets- non-redeemable preferred stock	Interest sensitive contract liabilities embedded derivatives
Fair value, beginning of period	$43,776	$37,997	$(176,270)	$4,962	$(868,725)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	21	—	—	—	—
Investment related gains (losses), net	(8)	—	156,076	—	(28,844)
Claims & other policy benefits	—	—	—	—	—
Interest credited	—	—	—	—	(51,125)
Policy acquisition costs and other insurance expenses	—	—	—	—	—
Included in other comprehensive income	2,443	33	—	—	—
Purchases(1)	—	—	—	—	(29,408)
Sales(1)	—	—	—	—	—
Settlements(1)	(465)	(599)	—	—	37,866
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	(26,543)	—	(4,962)	—
Fair value, end of period	$45,767	$10,888	$(20,194)	$—	$(940,236)
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$21	$—	$—	$—	$—
Investment related gains (losses), net	—	—	156,076	—	(30,156)
Claims & other policy benefits	—	—	—	—	—
Interest credited	—	—	—	—	(88,991)
Policy acquisition costs and other insurance expenses	—	—	—	—	—

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

The tables below provide a summary of the changes in fair value of Level 3 assets and liabilities for the three and six months ended June 30, 2013, as well as the portion of gains or losses included in income for the three and six months ended June 30, 2013 attributable to unrealized gains or losses related to those assets and liabilities still held at June 30, 2013 (dollars in thousands):

For the three months ended June 30, 2013:	Fixed maturity securities - available-for-sale
	Corporate securities	Residential mortgage-backed securities	Asset-backed securities	Commercial mortgage-backed securities	State and political subdivision securities
Fair value, beginning of period	$1,646,903	$140,717	$288,231	$175,294	$42,639
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(2,313)	(111)	1,526	581	9
Investment related gains (losses), net	350	198	226	(8,992)	(4)
Claims & other policy benefits	—	—	—	—	—
Interest credited	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—
Included in other comprehensive income	(37,672)	(2,714)	2,601	15,445	(1,087)
Purchases (1)	100,690	11,383	72,542	—	—
Sales(1)	(39,793)	(1,018)	(7,995)	(1,118)	—
Settlements(1)	(80,533)	(7,367)	(5,559)	(228)	(282)
Transfers into Level 3	4,373	4,306	5,340	—	—
Transfers out of Level 3	—	(5,340)	(4,306)	—	—
Fair value, end of period	$1,592,005	$140,054	$352,606	$180,982	$41,275
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(2,191)	$(112)	$1,515	$580	$9
Investment related gains (losses), net	—	—	—	(10,109)	—
Claims & other policy benefits	—	—	—	—	—
Interest credited	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—

	Fixed maturity securities - available-for-sale
For the three months ended June 30, 2013 (continued):	Other foreign government, supranational and foreign government-sponsored enterprises	Funds withheld at interest- embedded derivatives	Short-term investments	Interest sensitive contract liabilities embedded derivatives
Fair value, beginning of period	$27,865	$(156,189)	$22,001	$(890,476)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(76)	—	—	—
Investment related gains (losses), net	—	47,716	—	35,809
Claims & other policy benefits	—	—	—	—
Interest credited	—	—	—	(28,020)
Policy acquisition costs and other insurance expenses	—	—	—	—
Included in other comprehensive income	(959)	—	(1)	—
Purchases(1)	—	—	—	(14,764)
Sales(1)	—	—	—	—
Settlements(1)	—	—	(22,000)	18,883
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value, end of period	$26,830	$(108,473)	$—	$(878,568)
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(76)	$—	$—	$—
Investment related gains (losses), net	—	47,717	—	34,788
Claims & other policy benefits	—	—	—	—
Interest credited	—	—	—	(46,902)
Policy acquisition costs and other insurance expenses	—	—	—	—

For the six months ended June 30, 2013:	Fixed maturity securities - available-for-sale
	Corporate securities	Residential mortgage-backed securities	Asset-backed securities	Commercial mortgage-backed securities	U.S. Government and agencies securities	State and political subdivision securities
Fair value, beginning of period	$1,668,563	$93,931	$232,391	$167,006	$4,538	$43,212
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(4,339)	(6)	2,405	1,083	—	18
Investment related gains (losses), net	(913)	25	(1,521)	(9,862)	—	(8)
Claims & other policy benefits	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—	—
Included in other comprehensive income	(36,710)	(200)	14,638	27,945	—	(1,639)
Purchases (1)	175,362	51,920	128,423	—	—	—
Sales(1)	(56,071)	(2,617)	(16,293)	(2,722)	—	—
Settlements(1)	(145,899)	(12,289)	(11,436)	(2,468)	—	(308)
Transfers into Level 3	8,146	14,630	8,305	—	—	—
Transfers out of Level 3	(16,134)	(5,340)	(4,306)	—	(4,538)	—
Fair value, end of period	$1,592,005	$140,054	$352,606	$180,982	$—	$41,275
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(4,218)	$(7)	$2,397	$1,081	$—	$18
Investment related gains (losses), net	(202)	—	—	(10,109)	—	—
Claims & other policy benefits	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—	—

	Fixed maturity securities - available-for-sale
For the six months ended June 30, 2013 (continued):	Other foreign government, supranational and foreign government-sponsored enterprises	Funds withheld at interest- embedded derivatives	Short-term investments	Interest sensitive contract liabilities embedded derivatives
Fair value, beginning of period	$28,280	$(243,177)	$22,031	$(912,361)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(150)	—	(3)	—
Investment related gains (losses), net	—	134,704	—	87,123
Claims & other policy benefits	—	—	—	—
Interest credited	—	—	—	(61,016)
Policy acquisition costs and other insurance expenses	—	—	—	—
Included in other comprehensive income	(1,300)	—	(28)	—
Purchases(1)	—	—	—	(28,624)
Sales(1)	—	—	—	—
Settlements(1)	—	—	(22,000)	36,310
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value, end of period	$26,830	$(108,473)	$—	$(878,568)
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(150)	$—	$(4)	$—
Investment related gains (losses), net	—	134,705	—	84,911
Claims & other policy benefits	—	—	—	—
Interest credited	—	—	—	(97,326)
Policy acquisition costs and other insurance expenses	—	—	—	—

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

	Carrying Value After Measurement		Net Investment Gains (Losses)
	At June 30,		Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2014	2013	2014	2013	2014	2013
Mortgage loans(1)	$15,660	$13,575	$(2,037)	$(27)	$(1,656)	$93
Limited partnership interests(2)	8,889	9,161	(4,171)	—	(4,171)	(2,429)
Real estate investments(3)	—	4,136	—	(600)	—	(600)

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

Fair Value of Financial Instruments
The Company is required by general accounting principles for Fair Value Measurements and Disclosures to disclose the fair value of certain financial instruments including those that are not carried at fair value. The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments, which were not measured at fair value on a recurring basis, at June 30, 2014 and December 31, 2013 (dollars in thousands):

June 30, 2014:	Carrying Value	Estimated Fair Value	Fair Value Measurement Using:
			Level 1	Level 2	Level 3
Assets:
Mortgage loans on real estate	$2,555,800	$2,654,439	$—	$—	$2,654,439
Policy loans	1,250,635	1,250,635	—	1,250,635	—
Funds withheld at interest(1)	5,958,657	6,377,951	—	—	6,377,951
Cash and cash equivalents(2)	861,319	861,319	861,319	—	—
Short-term investments(2)	23,894	23,894	23,894	—	—
Other invested assets(2)	460,905	509,067	5,216	38,446	465,405
Accrued investment income	279,368	279,368	—	279,368	—
Liabilities:
Interest-sensitive contract liabilities(1)	$9,890,923	$9,818,666	$—	$—	$9,818,666
Short-term debt	110,000	110,000	—	110,000	—
Long-term debt	2,214,705	2,438,495	—	—	2,438,495
Collateral finance facility	482,092	377,403	—	—	377,403

December 31, 2013:	Carrying Value	Estimated Fair Value	Fair Value Measurement Using:
			Level 1	Level 2	Level 3
Assets:
Mortgage loans on real estate	$2,486,680	$2,489,721	$—	$—	$2,489,721
Policy loans	1,244,469	1,244,469	—	1,244,469	—
Funds withheld at interest(1)	5,948,374	6,207,342	—	—	6,207,342
Cash and cash equivalents(2)	552,302	552,302	552,302	—	—
Short-term investments(2)	27,823	27,823	27,823	—	—
Other invested assets(2)	491,545	534,442	5,070	33,886	495,486
Accrued investment income	267,908	267,908	—	267,908	—
Liabilities:
Interest-sensitive contract liabilities(1)	$10,228,120	$9,989,514	$—	$—	$9,989,514
Long-term debt	2,214,350	2,333,023	—	—	2,333,023
Collateral finance facility	484,752	374,984	—	—	374,984

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
Effective January 1, 2014, the Company realigned certain operations and management responsibilities to better fit within its geographic-based segments. Operations in Mexico and Latin America have been moved from Europe & South Africa to the U.S. segment, which has been renamed U.S. and Latin America. Operations in India have been moved from Europe & South Africa to the Asia Pacific segment. The Europe & South Africa segment has been renamed Europe, Middle East and Africa. Prior-period amounts have been adjusted to conform to the new segment reporting structure.
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

	Three months ended June 30,		Six months ended June 30,
Total revenues:	2014	2013	2014	2013
U.S. and Latin America:
Traditional	$1,333,027	$1,275,331	$2,611,719	$2,472,255
Non-Traditional	293,448	301,991	582,069	616,091
Canada	309,113	295,325	586,862	592,414
Europe, Middle East and Africa	391,318	310,169	757,175	617,756
Asia Pacific	483,171	383,978	898,200	793,829
Corporate and Other	22,943	23,848	54,168	99,399
Total	$2,833,020	$2,590,642	$5,490,193	$5,191,744

	Three months ended June 30,		Six months ended June 30,
Income (loss) before income taxes:	2014	2013	2014	2013
U.S. and Latin America:
Traditional	$93,988	$90,213	$144,960	$169,756
Non-Traditional	95,474	80,996	178,598	178,560
Canada	35,020	35,659	55,084	71,967
Europe, Middle East and Africa	61,322	11,949	76,527	22,912
Asia Pacific	34,928	(287,345)	61,239	(269,103)
Corporate and Other	(20,197)	(6,230)	(16,433)	29,977
Total	$300,535	$(74,758)	$499,975	$204,069

Total Assets:	June 30, 2013	December 31, 2013
U.S. and Latin America:
Traditional	$13,659,119	$13,285,423
Non-Traditional	11,706,053	11,716,908
Canada	4,074,727	4,103,730
Europe, Middle East and Africa	4,407,325	2,230,568
Asia Pacific	3,817,197	3,597,456
Corporate and Other	5,506,630	4,740,388
Total	$43,171,051	$39,674,473

8.	Commitments and Contingent Liabilities
The Company's commitments to fund investments as of June 30, 2014 and December 31, 2013 are presented in the following table (dollars in millions):

	June 30, 2014	December 31, 2013
Limited partnerships	$291.1	$239.5
Commercial mortgage loans	61.6	4.6
Private placements	14.0	22.0
Bank loans and revolving credit agreements	57.8	37.0
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

The Company has obtained bank letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions. At June 30, 2014 and December 31, 2013, there were approximately $212.5 million and $210.3 million, respectively, of undrawn outstanding bank letters of credit in favor of third parties. Additionally, the Company utilizes letters of credit primarily to secure reserve credits when it retrocedes business to its subsidiaries, including Parkway Reinsurance Company (“Parkway Re”), Rockwood Reinsurance Company (“Rockwood Re”), Timberlake Financial L.L.C. (“Timberlake Financial”), RGA Americas Reinsurance Company, Ltd. (“RGA Americas”), RGA Reinsurance Company (Barbados) Ltd. (“RGA Barbados”) and RGA Atlantic Reinsurance Company Ltd. (“RGA Atlantic”). The Company cedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions such as the U.S. and the United Kingdom. The capital required to support the business in the affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of June 30, 2014 and December 31, 2013, $1,137.7 million and $995.5 million, respectively, in undrawn letters of credit from various banks were outstanding, primarily backing reinsurance between the various subsidiaries of the Company. The banks providing letters of credit to the Company are included on the National Association of Insurance Commissioners (“NAIC”) list of approved banks.
The Company maintains nine credit facilities, a syndicated revolving credit facility with a capacity of $850.0 million and eight letter of credit facilities with a combined capacity of $1,080.5 million. The Company may borrow cash and obtain letters of credit in multiple currencies under its syndicated revolving credit facility. The following table provides additional information on the Company’s credit facilities as of June 30, 2014 and December 31, 2013 (dollars in millions):

		Amount Utilized(1)
Facility Capacity	Maturity Date	June 30, 2014	December 31, 2013	Basis of Fees
$850.0	December 2015	$230.6	$67.6	Senior unsecured long-term debt rating
200.0	September 2019	200.0	200.0	Fixed
120.0	May 2016	80.0	85.1	Fixed
270.0	November 2017	270.0	270.0	Fixed
100.0	June 2017	89.0	89.4	Fixed
88.2(2)	November 2014	88.2	58.4	Fixed
105.1(2)	March 2019	105.1	132.5	Fixed
150.0	June 2016	—	—	Fixed
47.2(2)	May 2016	—	—	Fixed

(1)	Represents issued but undrawn letters of credit. There was no cash borrowed for the periods presented.

(2)	Foreign currency facility, U.S. dollar amount may vary.
RGA has issued guarantees to third parties on behalf of its subsidiaries for the payment of amounts due under certain reinsurance treaties, securities borrowing arrangements, financing arrangements and office lease obligations, whereby, if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. In limited circumstances, treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA’s subsidiary is relatively new, unrated, or not of a significant size, relative to the ceding company. Liabilities supported by the treaty guarantees, before consideration for any legally offsetting amounts due from the guaranteed party are reflected on the Company’s condensed consolidated balance sheets in future policy benefits. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to borrowed securities provide additional security to third parties should a subsidiary fail to return the borrowed securities when due. RGA’s guarantees issued as of June 30, 2014 and December 31, 2013 are reflected in the following table (dollars in millions):

	June 30, 2014	December 31, 2013
Treaty guarantees	$966.9	$826.9
Treaty guarantees, net of assets in trust	776.7	647.9
Borrowed securities	187.7	93.0
Financing arrangements	—	—
Lease obligations	7.6	8.3

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
RGA, through wholly-owned subsidiaries, has committed to provide statutory reserve support to third-parties, in exchange for a fee, by funding loans if certain defined events occur. Such statutory reserves are required under the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX for term life insurance policies and Regulation A-XXX for universal life secondary guarantees). The third-parties have recourse to RGA should the subsidiary fail to provide the required funding, however, as of June 30, 2014, the Company does not believe that it will be required to provide any funding under these commitments as the occurrence of the defined events is considered remote. The following table presents information about these commitments (dollars in millions):

	Maximum Potential Obligation
Commitment Period	June 30, 2014	December 31, 2013
2026	$500.0	$500.0
2033	1,850.0	1,350.0
2034	2,000.0	—
2036	1,250.0	1,250.0
In addition, the Company indemnifies its directors and officers as provided in its charters and by-laws. Since this indemnity generally is not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under this indemnity in the future.

9.	Employee Benefit Plans
The components of net periodic benefit costs for the three and six months ended June 30, 2014 and 2013 were as follows (dollars in thousands):

	Pension Benefits		Other Benefits
	Three months ended June 30,		Three months ended June 30,
	2014	2013	2014	2013
Service cost	$2,489	$2,129	$470	$410
Interest Cost	1,487	1,020	339	311
Expected return on plan assets	(1,302)	(1,100)	—	—
Amortization of prior service cost	216	213	—	—
Amortization of prior actuarial loss	245	782	217	186
Net periodic benefit cost	$3,135	$3,044	$1,026	$907

	Pension Benefits		Other Benefits
	Six months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Service cost	$3,990	$4,012	$940	$820
Interest Cost	2,295	2,038	677	623
Expected return on plan assets	(2,235)	(1,867)	—	—
Amortization of prior service cost	218	307	—	—
Amortization of prior actuarial loss	918	1,619	434	372
Net periodic benefit cost	$5,186	$6,109	$2,051	$1,815
The Company has made pension contributions of $3.3 million during the first six months of 2014, and expects to make total pension contributions of $6.5 million in 2014.

10.	Equity Based Compensation
Equity compensation expense was $6.4 million and $6.0 million in the second quarter of 2014 and 2013, respectively. In the first quarter of 2014, the Company granted 0.3 million stock appreciation rights at $78.48 weighted average exercise price per share and 0.2 million performance contingent units to employees. Additionally, non-employee directors were granted a total of 15,925 shares of common stock. As of June 30, 2014, 1.9 million share options at $50.82 weighted average per share were vested and exercisable with a remaining weighted average exercise period of 5.1 years. As of June 30, 2014, the total compensation cost of non-vested awards not yet recognized in the condensed consolidated financial statements was $36.5 million. It is estimated that these costs will vest over a weighted average period of 2.1 years.
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
Retrocession reinsurance treaties do not relieve the Company from its obligations to direct writing companies. Failure of retrocessionaires to honor their obligations could result in losses to the Company. Consequently, allowances would be established for amounts deemed uncollectible. At June 30, 2014 and December 31, 2013, no allowances were deemed necessary. The Company regularly evaluates the financial condition of the insurance companies from which it assumes and to which it cedes reinsurance.
Retrocessions are arranged through the Company’s retrocession pools for amounts in excess of the Company’s retention limit. As of June 30, 2014 and December 31, 2013, all rated retrocession pool participants followed by the A.M. Best Company were rated “A- (excellent)” or better. The Company verifies retrocession pool participants’ ratings on a quarterly basis. For a majority of the retrocessionaires that were not rated, security in the form of letters of credit or trust assets has been given as additional security. In addition, the Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance. In addition to its third party retrocessionaires, various RGA reinsurance subsidiaries retrocede amounts in excess of their retention to RGA Reinsurance Company ("RGA Reinsurance"), Parkway Re, RGA Barbados, RGA Americas, Rockwood Re, Manor Re, RGA Worldwide Reinsurance Company, Ltd. ("RGA Worldwide") or RGA Atlantic.
At June 30, 2014, the Company had $614.2 million of ceded reinsurance receivables, of which $367.3 million, or 59.8%, were with the Company’s four largest retrocessionaires. Included in the June 30, 2014 total ceded reinsurance receivables balance were $155.1 million of claims recoverable, of which $7.4 million were in excess of 90 days past due. At December 31, 2013, the Company had $594.5 million of ceded reinsurance receivables, of which $359.2 million, or 60.4%, were with the Company’s four largest retrocessionaires. Included in the December 31, 2013 total ceded reinsurance receivables balance were $134.1 million of claims recoverable, of which $4.2 million were in excess of 90 days past due.

12.	Stock Transactions
On February 20, 2014, RGA’s board of directors authorized a share repurchase program for up to $300.0 million of RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date. Repurchases are made in accordance with applicable securities laws through market transactions, block trades, privately negotiated transactions or other means or a combination of these methods, with the timing and number of shares repurchased dependent on a variety of factors, including share price, corporate and regulatory requirements and market and business conditions. Repurchases may be commenced or suspended from time to time without prior notice. In connection with this new authorization, the board of directors terminated the stock repurchase authority granted in 2013.
During the first quarter of 2014, RGA repurchased 1,449,293 shares of common stock under this program for $112.6 million. The common shares repurchased have been placed into treasury to be used for general corporate purposes. During the second quarter of 2014, RGA repurchased 818,515 shares of common stock under this program for $64.1 million. The common shares repurchased have been placed into treasury to be used for general corporate purposes. As of June 30, 2014 there was $123.3 million remaining under the board of directors authorized share repurchase program.

13.	New Accounting Standards
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
Future Adoption of New Accounting Standards
Compensation
In June 2014, the FASB amended the general accounting principles for Compensation as it relates to the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. This amendment requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The amendment further clarifies that the performance target should not be reflected in estimating the grant-date fair value of the award and that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved. These amendments are effective for annual years, and interim periods within those years, beginning after December 15, 2015. The Company is currently evaluating the impact of this amendment on its condensed consolidated financial statements.

Transfers and Servicing
In June 2014, the FASB amended the general accounting principles for Transfers and Servicing as it relates to the accounting for repurchase-to-maturity transactions, repurchase financings, and disclosures. This amendment requires entities to account for repurchase-to-maturity transactions as secured borrowings, eliminates guidance on linked repurchase financing transactions, and expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers accounted for as secured borrowings. These amendments are effective for annual years, and interim periods within those years, beginning after December 15, 2014.The Company is currently evaluating the impact of this amendment on its condensed consolidated financial statements.

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
Overview
RGA is an insurance holding company that was formed on December 31, 1992. The condensed consolidated financial statements include the assets, liabilities and results of operations of RGA, RGA Reinsurance, Reinsurance Company of Missouri, Incorporated, RGA Barbados, RGA Americas, RGA Atlantic, RGA Life Reinsurance Company of Canada (“RGA Canada”), RGA Reinsurance Company of Australia, Limited and RGA International Reinsurance Company Limited as well as other subsidiaries, which are primarily wholly owned (collectively, the Company).

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
Effective January 1, 2014, the Company realigned certain operations and management responsibilities to better fit within its geographic-based segments. Operations in Mexico and Latin America have been moved from Europe & South Africa to the U.S. segment, which has been renamed U.S. and Latin America. Operations in India have been moved from Europe & South Africa to the Asia Pacific segment. The Europe & South Africa segment has been renamed Europe, Middle East and Africa. Prior-period amounts have been adjusted to conform to the new segment reporting structure.
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
Results of Operations
Consolidated
Consolidated income before income taxes increased $375.3 million, or 502.0%, and $295.9 million, or 145.0%, for the three and six months ended June 30, 2014, as compared to the same periods in 2013. The increase in income before income taxes for the second quarter and first six months of 2014 was primarily due to the effects of a significant loss recognized in second quarter of 2013 in the Asia Pacific segment, partially offset by higher premiums, an increase in other revenues and increased investment related gains. The loss in the Asia Pacific segment in 2013 reflects an increase in Australian group claims liabilities related to total and permanent disability coverage and disability income benefits as well as poor claims experience in the Australian operation’s individual lump sum and individual disability businesses. The increase in other revenues for the second quarter and first six months is primarily due to a recapture fee of $39.3 million in the Asia Pacific segment. The increase in other revenues for the first six months is reduced somewhat by the recognition in other revenues of gains on the repurchase of collateral finance facility securities of $46.5 million in 2013. Foreign currency fluctuations relative to the prior year favorably affected income before income taxes by approximately $0.3 million for the second quarter of 2014 and unfavorably by approximately $6.4 million in the first six months of 2014, respectively, as compared to the same periods in 2013.
The Company recognizes in consolidated income, any changes in the value of embedded derivatives on modco or funds withheld treaties, equity-indexed annuity treaties (“EIAs”) and variable annuity products. The combined changes in these three types of embedded derivatives, after adjustment for deferred acquisition costs and retrocession, resulted in a reduction of approximately $64.8 million and $114.8 million in consolidated income before income taxes in the second quarter and first six months of 2014, respectively, as compared to the same periods in 2013. These fluctuations do not affect current cash flows, crediting rates or spread performance on the underlying treaties. Therefore, management believes it is helpful to distinguish between the effects of changes in these embedded derivatives, net of related hedging activity, and the primary factors that drive profitability of the underlying treaties, namely investment income, fee income, and interest credited. The individual effect on income before income taxes for these three types of embedded derivatives is as follows:
The change in the value of embedded derivatives related to reinsurance treaties written on a modco or funds withheld basis are subject to the general accounting principles for derivatives and hedging related to embedded derivatives. The unrealized gains and losses associated with these embedded derivatives, after adjustment for deferred acquisition costs, increased income before income taxes by $6.2 million and $0.8 million in the second quarter and first six months of 2014, respectively, as compared to the same periods in 2013.
Changes in risk-free rates used in the fair value estimates of embedded derivatives associated with EIAs affect the amount of unrealized gains and losses the Company recognizes. The unrealized gains and losses associated with EIAs, after adjustment for deferred acquisition costs and retrocession, reduced income before income taxes by $16.4 million and $21.1 million in the second quarter and first six months of 2014, respectively, as compared to the same periods in 2013.
The change in the Company’s liability for variable annuities associated with guaranteed minimum living benefits affects the amount of unrealized gains and losses the Company recognizes. The unrealized gains and losses associated with guaranteed minimum living benefits, after adjustment for deferred acquisition costs, reduced income before income taxes by $54.7 million and $94.5 million in the second quarter and first six months of 2014, respectively, as compared to the same periods in 2013.
Consolidated net premiums increased $148.0 million, or 7.3%, and $268.9 million, or 6.7%, for the three and six months ended June 30, 2014, as compared to the same periods in 2013, primarily due to growth in life reinsurance partially offset by foreign currency fluctuations. Foreign currency fluctuations unfavorably affected net premiums by approximately $5.1 million and $55.5 million for the three and six months ended June 30, 2014, as compared to the same periods in 2013. Consolidated assumed insurance in force increased to $3,034.4 billion as of June 30, 2014 from $2,823.8 billion as of June 30, 2013 due to new business production. Foreign currency fluctuations contributed $57.6 billion to the increase in assumed life insurance in force from June 30, 2013. The Company added new business production, measured by face amount of insurance in force, of $118.4 billion and $104.0 billion during the second quarter of 2014 and 2013, respectively, and $217.3 billion and $199.9 billion during the first six months of 2014 and 2013, respectively. Management believes industry consolidation and the established practice of reinsuring mortality risks should continue to provide opportunities for growth, albeit at rates less than historically experienced in some markets.
Consolidated investment income, net of related expenses, decreased $33.6 million, or 7.6%, and $54.4 million, or 6.3%, for the three and six months ended June 30, 2014, as compared to the same periods in 2013. The decreases are primarily due to the decrease in market value changes related to the Company’s funds withheld at interest investment associated with the reinsurance of certain EIAs which contributed to the decreases in investment income by $45.1 million and $65.7 million in the second quarter and first six months of 2014, respectively. The effect on investment income of the EIA's market value changes is substantially offset by a corresponding change in interest credited to policyholder account balances resulting in an insignificant effect on net income. The decrease in the first six months also reflects a lower effective investment portfolio yield somewhat offset by a larger average invested asset base, excluding spread business. Average invested assets at amortized cost, excluding spread business, for the six months ended June 30, 2014 totaled $19.8 billion, a 10.4% increase over June 30, 2013. The average yield earned on investments, excluding funds withheld and other spread business, was 4.79% and 4.77% for the second quarter of 2014 and 2013, respectively, and 4.76% and 4.80% for the six months ended June 30, 2014 and 2013, respectively. The average yield will vary from quarter to quarter and year to year depending on a number of variables, including the prevailing interest rate and credit spread environment, changes in the mix of the underlying investments and cash balances, and the timing of dividends and distributions on certain investments. While there has recently been some improvement, a continued low interest rate environment in the U.S. and Canada is expected to put downward pressure on this yield in future reporting periods.
Total investment related gains (losses), net increased by $70.3 million and $60.5 million for the three and six months ended June 30, 2014, as compared to the same periods in 2013. The increases are primarily due to an increase in the fair value of derivatives used to hedge the embedded derivative liabilities associated with guaranteed minimum living benefits of $55.3 million and $131.5 million, and a favorable change in the embedded derivatives related to reinsurance treaties written on a modco or funds withheld basis of $31.1 million and $18.1 million, in the second quarter and first six months of 2014, respectively. Offsetting these increases was an unfavorable change in the embedded derivatives related to guaranteed minimum living benefits of $41.0 million and $116.0 million in the second quarter and first six months of 2014, respectively. In addition, investment related gains from asset repositioning related to a payout annuity reinsurance transaction, executed in the second quarter of 2014, contributed $12.2 million to the increase in the second quarter and first six months of 2014, and investment impairments on fixed maturity and equity securities decreased by $9.2 million and $9.1 million in the second quarter and first six months of 2014, respectively. See Note 4 - “Investments” and Note 5 - “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for additional information on the impairment losses and derivatives. Investment income and investment related gains and losses are allocated to the operating segments based upon average assets and related capital levels deemed appropriate to support the segment operations.
The effective tax rate on a consolidated basis was 34.0% and 33.6% for the second quarter of 2014 and 2013, respectively, and 33.0% and 33.4% for the first six months of 2014 and 2013, respectively. The second quarter and first six months of 2014 effective tax rates were lower than the U.S. statutory rate of 35.0% primarily as a result of income in non-U.S. jurisdictions with lower tax rates than the U.S., and the release of a valuation allowance in the first quarter on tax benefits associated with claims experience on certain treaties, which were partially offset by a tax accrual related to the Active Financing Exception business extender provision that the U.S. Congress did not pass prior to the end of the quarter. The second quarter and first six months of 2013 effective tax rates were lower than the U.S. statutory rate of 35.0% primarily as a result of income in non-U.S. jurisdictions with lower tax rates than the U.S., and differences in tax basis in foreign jurisdictions, which was partially offset by the establishment of a valuation allowance on a portion of Australia’s deferred tax asset.
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

For the three months ended June 30, 2014:		Non-Traditional
(dollars in thousands)		Asset-Intensive	Financial Reinsurance	Total U.S. and Latin America
	Traditional
Revenues:
Net premiums	$1,189,822	$4,984	$—	$1,194,806
Investment income, net of related expenses	137,404	149,159	1,086	287,649
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(871)	—	—	(871)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	—	—	—
Other investment related gains (losses), net	5,905	86,998	68	92,971
Total investment related gains (losses), net	5,034	86,998	68	92,100
Other revenues	767	29,376	21,777	51,920
Total revenues	1,333,027	270,517	22,931	1,626,475
Benefits and expenses:
Claims and other policy benefits	1,045,030	4,713	—	1,049,743
Interest credited	12,818	96,953	—	109,771
Policy acquisition costs and other insurance expenses	156,270	83,241	6,944	246,455
Other operating expenses	24,921	3,813	2,310	31,044
Total benefits and expenses	1,239,039	188,720	9,254	1,437,013
Income before income taxes	$93,988	$81,797	$13,677	$189,462

For the three months ended June 30, 2013:		Non-Traditional
(dollars in thousands)		Asset-Intensive	Financial Reinsurance	Total U.S. and Latin America
	Traditional
Revenues:
Net premiums	$1,136,742	$11,129	$—	$1,147,871
Investment income, net of related expenses	133,544	200,837	819	335,200
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(8,085)	—	—	(8,085)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	(253)	—	—	(253)
Other investment related gains (losses), net	12,049	43,063	(100)	55,012
Total investment related gains (losses), net	3,711	43,063	(100)	46,674
Other revenues	1,334	29,937	16,306	47,577
Total revenues	1,275,331	284,966	17,025	1,577,322
Benefits and expenses:
Claims and other policy benefits	981,768	11,083	—	992,851
Interest credited	13,590	104,263	—	117,853
Policy acquisition costs and other insurance expenses	166,742	97,533	3,602	267,877
Other operating expenses	23,018	2,878	1,636	27,532
Total benefits and expenses	1,185,118	215,757	5,238	1,406,113
Income before income taxes	$90,213	$69,209	$11,787	$171,209

For the six months ended June 30, 2014:		Non-Traditional
(dollars in thousands)		Asset-Intensive	Financial Reinsurance	Total U.S. and Latin America
	Traditional
Revenues:
Net premiums	$2,331,727	$10,164	$—	$2,341,891
Investment income, net of related expenses	270,780	307,561	2,333	580,674
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(918)	—	—	(918)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	—	—	—
Other investment related gains (losses), net	8,721	163,333	151	172,205
Total investment related gains (losses), net	7,803	163,333	151	171,287
Other revenues	1,409	57,652	40,875	99,936
Total revenues	2,611,719	538,710	43,359	3,193,788
Benefits and expenses:
Claims and other policy benefits	2,078,737	8,973	—	2,087,710
Interest credited	25,090	192,037	—	217,127
Policy acquisition costs and other insurance expenses	312,270	177,381	12,686	502,337
Other operating expenses	50,662	7,907	4,487	63,056
Total benefits and expenses	2,466,759	386,298	17,173	2,870,230
Income before income taxes	$144,960	$152,412	$26,186	$323,558

For the six months ended June 30, 2013:		Non-Traditional
(dollars in thousands)		Asset-Intensive	Financial Reinsurance	Total U.S. and Latin America
	Traditional
Revenues:
Net premiums	$2,193,170	$14,967	$—	$2,208,137
Investment income, net of related expenses	266,079	380,206	1,416	647,701
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(8,247)	—	—	(8,247)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	(253)	—	—	(253)
Other investment related gains (losses), net	19,520	131,647	(66)	151,101
Total investment related gains (losses), net	11,020	131,647	(66)	142,601
Other revenues	1,986	58,818	29,103	89,907
Total revenues	2,472,255	585,638	30,453	3,088,346
Benefits and expenses:
Claims and other policy benefits	1,918,649	14,671	—	1,933,320
Interest credited	29,740	213,048	—	242,788
Policy acquisition costs and other insurance expenses	306,814	192,196	7,042	506,052
Other operating expenses	47,296	6,991	3,583	57,870
Total benefits and expenses	2,302,499	426,906	10,625	2,740,030
Income before income taxes	$169,756	$158,732	$19,828	$348,316

Income before income taxes for the U.S. and Latin America operations segment increased by $18.3 million, or 10.7%, and decreased by $24.8 million, or 7.1%, for the three and six months ended June 30, 2014, as compared to the same periods in 2013. The increase in income before income taxes in the second quarter was primarily driven by the Asset-Intensive segment and related in part to an increase in investment related gains, net of deferred acquisition expenses and favorable changes in credit spreads on the fair value of embedded derivatives associated with treaties written on a modified coinsurance or funds withheld basis. The decrease in the first six months can be largely attributed to the Traditional segment. Unfavorable mortality experience resulted in an increase in the loss ratio to 89.2% for the first six months of 2014 compared to 87.5% in the same period in 2013.

Traditional Reinsurance
The U.S. and Latin America Traditional segment provides life and health reinsurance to domestic clients for a variety of products through yearly renewable term, coinsurance and modco agreements. These reinsurance arrangements may involve either facultative or automatic agreements.
Income before income taxes for the U.S. and Latin America Traditional segment increased by $3.8 million, or 4.2% and decreased by $24.8 million, or 14.6%, for the three and six months ended June 30, 2014, as compared to the same period in 2013. Quarter over quarter underwriting experience is relatively in line with management's expectations. However, the unfavorable mortality experience seen in the first quarter of 2014 continues to drive down year over year results for the six months ended June 30, 2014.
Net premiums increased $53.1 million, or 4.7% and $138.6 million, or 6.3%, for the three and six months ended June 30, 2014, as compared to the same periods in 2013. The increase in net premiums was driven in part by growth in the health and group related coverages which contributed $31.0 million and $59.4 million to the increase for the second quarter and first six months of 2014, respectively. In addition, the segment added new individual life business production, measured by face amount of insurance in force of $21.8 billion and $22.8 billion during the second quarters, and $42.2 billion and $52.2 billion during the first six months of 2014 and 2013, respectively.
Net investment income increased $3.9 million, or 2.9%, and $4.7 million, or 1.8%, for the three and six months ended June 30, 2014, as compared to the same periods in 2013. The increases are due to an increase in the average invested asset base offset by lower yield rates. Investment related gains (losses), net increased $1.3 million and decreased $3.2 million, for the three and six months ended June 30, 2014, as compared to the same periods in 2013. A portion of investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Claims and other policy benefits as a percentage of net premiums (“loss ratios”) were 87.8% and 86.4% for the second quarter of 2014 and 2013, respectively, and 89.2% and 87.5% for the six months ended June 30, 2014 and 2013, respectively. The increase in the loss ratios for the second quarter and first six months was due, in part, to higher than normal volatility in large facultative individual mortality claims. Although reasonably predictable over a period of years, claims can be volatile over short-term periods.
Interest credited expense decreased $0.8 million, or 5.7%, and $4.7 million, or 15.6%, for the three and six months ended June 30, 2014, as compared to the same periods in 2013. This expense relates primarily to one treaty in which the related investment income decreased proportionately. Interest credited in this segment relates to amounts credited on cash value products which also have a significant mortality component. Income before income taxes is affected by the spread between the investment income and the interest credited on the underlying products. A treaty amendment in the fourth quarter of 2013 reduced the spread earned on this treaty by 25 basis points. Interest earned rates and related interest crediting rates are index driven.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 13.1% and 14.7% for the second quarter of 2014 and 2013, respectively, and 13.4% and 14.0% for the six months ended June 30, 2014 and 2013, respectively. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels within coinsurance-type arrangements. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary. Also, the mix of first year coinsurance business versus yearly renewable term business can cause the percentage to fluctuate from period to period.
Other operating expenses increased $1.9 million, or 8.3%, and $3.4 million, or 7.1%, for the three and six months ended June 30, 2014, as compared to the same period in 2013. Other operating expenses, as a percentage of net premiums were 2.1% and 2.0% for the second quarter of 2014 and 2013 and 2.2% for both six month periods ended June 30, 2014 and 2013, respectively.
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

(dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues:
Total revenues	$270,517	$284,966	$538,710	$585,638
Less:
Embedded derivatives – modco/funds withheld treaties	79,769	46,326	158,465	136,527
Guaranteed minimum benefit riders and related free standing derivatives	6,815	(7,473)	7,052	(8,513)
Revenues before certain derivatives	183,933	246,113	373,193	457,624
Benefits and expenses:
Total benefits and expenses	188,720	215,757	386,298	426,906
Less:
Embedded derivatives – modco/funds withheld treaties	51,201	26,316	100,628	83,306
Guaranteed minimum benefit riders and related free standing derivatives	2,129	(3,034)	2,768	(4,446)
Equity-indexed annuities	3,631	(12,727)	1,501	(19,573)
Benefits and expenses before certain derivatives	131,759	205,202	281,401	367,619
Income before income taxes:
Income before income taxes	81,797	69,209	152,412	158,732
Less:
Embedded derivatives – modco/funds withheld treaties	28,568	20,010	57,837	53,221
Guaranteed minimum benefit riders and related free standing derivatives	4,686	(4,439)	4,284	(4,067)
Equity-indexed annuities	(3,631)	12,727	(1,501)	19,573
Income before income taxes and certain derivatives	$52,174	$40,911	$91,792	$90,005
Embedded Derivatives - Modco/Funds Withheld Treaties - Represents the change in the fair value of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis. The fair value changes of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in benefits and expenses. Changes in the fair value of the embedded derivative are driven by changes in investment credit spreads, including the Company’s own credit risk. Generally, an increase in investment credit spreads, ignoring changes in the Company’s own credit risk, will have a negative impact on the fair value of the embedded derivative (decrease in income). Changes in fair values of these embedded derivatives are net of a decrease in revenues of $0.5 million and $0.4 million for the second quarter, and $1.3 million and $2.1 million for the six months ended June 30, 2014 and 2013, respectively, associated with the Company’s own credit risk. A 10% increase in the Company’s own credit risk rate would have increased revenues for the six months ended June 30, 2014 by approximately $0.1 million. Conversely, a 10% decrease in the Company’s own credit risk rate would have decreased revenues for the six months ended June 30, 2014 by approximately $0.1 million.

In the second quarter of 2014, the change in fair value of the embedded derivative increased revenues by $79.8 million and related deferred acquisition expenses increased benefits and expenses by $51.2 million, for a positive pre-tax income impact of $28.6 million. During the second quarter of 2013, the change in fair value of the embedded derivative increased revenues by $46.3 million and related deferred acquisition expenses increased benefits and expenses by $26.3 million, for a positive pre-tax income impact of $20.0 million. In the first six months of 2014, the change in fair value of the embedded derivative increased revenues by $158.5 million and related deferred acquisition expenses increased benefits and expenses by $100.6 million, for a positive pre-tax income impact of $57.8 million. During the first six months of 2013, the change in fair value of the embedded derivative increased revenues by $136.5 million and related deferred acquisition expenses increased benefits and expenses by $83.3 million, for a positive pre-tax income impact of $53.2 million.
Guaranteed Minimum Benefit Riders - Represents the impact related to guaranteed minimum benefits associated with the Company’s reinsurance of variable annuities. The fair value changes of the guaranteed minimum benefits along with the changes in fair value of the free standing derivatives purchased by the Company to partially hedge the liability are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in expenses. Changes in fair values of these embedded derivatives are net of an increase (decrease) in revenues of $0.1 million and $(0.2) million for the three months, and $0.5 million and $(4.9) million for the six months ended June 30, 2014 and 2013, respectively, associated with the Company’s own credit risk. A 10% increase in the Company’s own credit risk rate would have increased revenues for the six months ended June 30, 2014 by approximately $0.5 million. Conversely, a 10% decrease in the Company’s own credit risk rate would have decreased revenues for the six months ended June 30, 2014 by approximately $0.5 million.
In the second quarter of 2014, the change in the fair value of the guaranteed minimum benefits, after allowing for changes in the associated free standing derivatives, increased revenues by $6.8 million and deferred acquisition expenses increased benefits and expenses by $2.1 million for a positive pre-tax income impact of $4.7 million. In the second quarter of 2013, the change in the fair value of the guaranteed minimum benefits after allowing for changes in the associated free standing derivatives decreased revenues by $7.5 million and deferred acquisition expenses decreased benefits and expenses by $3.0 million for a negative pre-tax income impact of $4.4 million. In the first six months of 2014, the change in the fair value of the guaranteed minimum benefits, after allowing for changes in the associated free standing derivatives, increased revenues by $7.1 million and deferred acquisition expenses increased benefits and expenses by $2.8 million for a positive pre-tax income impact of $4.3 million. In the first six months of 2013, the change in the fair value of the guaranteed minimum benefits after allowing for changes in the associated free standing derivatives decreased revenues by $8.5 million and deferred acquisition expenses decreased benefits and expenses by $4.4 million for a negative pre-tax income impact of $4.1 million.
Equity-Indexed Annuities - Represents the impact of changes of the fair value of embedded derivative liabilities associated with equity-indexed annuities, after adjustments for related deferred acquisition expenses. In the second quarter of 2014 and 2013, expenses increased $3.6 million and decreased $12.7 million, respectively. In the first six months of 2014 and 2013, expenses increased $1.5 million and decreased $19.6 million, respectively.
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
Discussion and analysis before certain derivatives:
Income before income taxes and certain derivatives increased by $11.3 million and $1.8 million in the second quarter and first six months of 2014, as compared to the same periods in 2013. The increase in the second quarter was primarily due to favorable interest margin related to a large fixed deferred annuity transaction, coupled with a favorable variable and fixed equity annuities results, in large part due to the favorable equity market experience during the second quarter of 2014 compared to the second quarter of 2013. Also contributing to the increase in income during the second quarter and first six months of 2014 compared to the same periods in 2013 were deferred acquisition expenses related to investment related gains and losses associated with funds withheld and coinsurance portfolios. Funds withheld capital gains and losses are reported through investment income while coinsurance activity is reflected in investment related gains (losses), net.
Revenue before certain derivatives decreased by $62.2 million and $84.4 million in the second quarter and first six months of 2014 compared to 2013. The negative variance was primarily a result of changes in investment income related to equity options held in a funds withheld portfolio associated with equity-indexed annuity treaties, coupled with net changes in investment related gains and losses associated with funds withheld and coinsurance portfolios. The effect on investment income related to equity options is substantially offset by a corresponding change in interest credited expense.

Benefits and expenses before certain derivatives decreased by $73.4 million and $86.2 million in the second quarter and first six months of 2014, as compared to the same period in 2013. The variance is primarily related to a decrease in interest credited related to equity options held in funds withheld portfolio associated with equity-indexed annuity treaties. The effect on interest credited related to equity options is substantially offset by a corresponding change in investment income. Additionally, deferred acquisition expenses related to investment related gains and losses associated with funds withheld and coinsurance portfolios decreased, for both the three and six months ended June 30, 2014.
The invested asset base supporting this segment decreased to $11.0 billion in the second quarter of 2014 from $11.2 billion in the second quarter of 2013. The decrease in the asset base was due primarily to one large closed-block transaction in which the business continues to run-off, as anticipated. As of June 30, 2014, $4.3 billion of the invested assets were funds withheld at interest, of which greater than 90% is associated with one client.
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
Income before income taxes increased $1.9 million, or 16.0%, and $6.4 million, or 32.1%, for the three and six months ended June 30, 2014, as compared to the same periods in 2013. The increase in 2014 was the result of additional surplus relief provided as compared to the same periods in 2013. At June 30, 2014 and 2013, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial structures was $5.6 billion and $3.1 billion, respectively. The increase was primarily due to a number of new transactions entered into since June 30, 2013, as well as organic growth on existing transactions. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and therefore can fluctuate from period to period.
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

(dollars in thousands)	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Revenues:
Net premiums	$253,577	$239,633	$484,421	$482,904
Investment income, net of related expenses	50,080	51,642	97,683	102,197
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	—	—	—	—
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	—	—	—
Other investment related gains (losses), net	4,193	3,748	2,534	6,803
Total investment related gains (losses), net	4,193	3,748	2,534	6,803
Other revenues	1,263	302	2,224	510
Total revenues	309,113	295,325	586,862	592,414
Benefits and expenses:
Claims and other policy benefits	203,293	196,584	398,049	386,282
Interest credited	9	6	9	18
Policy acquisition costs and other insurance expenses	60,837	52,134	113,941	112,966
Other operating expenses	9,954	10,942	19,779	21,181
Total benefits and expenses	274,093	259,666	531,778	520,447
Income before income taxes	$35,020	$35,659	$55,084	$71,967

Income before income taxes decreased by $0.6 million, or 1.8%, and $16.9 million, or 23.5%, for the three and six months ended June 30, 2014, as compared to the same periods in 2013. The decrease in income in the first six months was primarily due to unfavorable traditional individual life mortality experience compared to the prior year and a decline of $4.3 million in net investment related gains, (losses), net. Additionally, a weaker Canadian dollar resulted in a decrease in income before income taxes of $2.2 million and $4.4 million for the second quarter and first six months of 2014, as compared to the same periods in 2013.
Net premiums increased $13.9 million, or 5.8%, and $1.5 million, or 0.3%, for the three and six months ended June 30, 2014, as compared to the same periods in 2013. Foreign currency exchange fluctuation in the Canadian dollar resulted in a decrease in net premiums of approximately $16.4 million and $38.2 million for the second quarter and first six months of 2014, respectively, as compared to the same periods in 2013. Ignoring foreign currency exchange, premiums increased 12.7% and 8.2% in the second quarter and first six months of 2014, respectively, due to new business from both new and existing treaties. Also contributing to the increase in net premiums is an increase from creditor treaties of $15.3 million and $6.0 million for the second quarter and first six months of 2014, respectively, as compared to the same periods in 2013. Excluding the impact of foreign currency exchange, reinsurance in force at June 30, 2014 increased 6.7% over June 30, 2013. Premium levels can be significantly influenced by currency fluctuations, large transactions, mix of business and reporting practices of ceding companies and therefore may fluctuate from period to period.
Net investment income decreased $1.6 million, or 3.0%, and $4.5 million, or 4.4%, for the three and six months ended June 30, 2014, as compared to the same periods in 2013. Foreign currency exchange fluctuation in the Canadian dollar resulted in a decrease in net investment income of approximately $3.3 million and $7.8 million in the second quarter and first six months of 2014, as compared to the same periods in 2013. A portion of investment income and investment related gains and losses are allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Other revenues increased $1.0 million, or 318.2%, and $1.7 million or 336.1%, for the three and six months ended June 30, 2014, as compared to the same periods in 2013. The increase in other revenues in the second quarter and the first six months is primarily due to fees associated with financial reinsurance.
Loss ratios for this segment were 80.2% and 82.0% for the second quarter of 2014 and 2013, and 82.2% and 80.0% for the six months ended June 30, 2014 and 2013, respectively. Loss ratios for the traditional individual life mortality business were 97.5% and 94.1% for the second quarter of 2014 and 2013, and 98.6% and 94.6% for the six months ended June 30, 2014 and 2013, respectively. Excluding creditor business, claims as a percentage of net premiums for this segment were 96.5% and 94.5% for the second quarter of 2014 and 2013, and 97.2% and 93.9% for the six months ended June 30, 2014 and 2013, respectively. Historically, the loss ratio increased primarily as the result of several large permanent level premium in force blocks assumed in 1997 and 1998. These blocks are mature blocks of long-term permanent level premium business in which mortality as a percentage of net premiums is expected to be higher than historical ratios. The nature of permanent level premium policies requires the Company to set up actuarial liabilities and invest the amounts received in excess of early-year claims costs to fund claims in later years when premiums, by design, continue to be level as compared to expected increasing mortality or claim costs. Excluding creditor business, claims and other policy benefits, as a percentage of net premiums and investment income were 76.7% and 74.4% for the second quarter of 2014 and 2013, and 77.2% and 73.7% for the six months ended June 30, 2014 and 2013, respectively.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 24.0% and 21.8% for the second quarter of 2014 and 2013, and 23.5% and 23.4% for the six months ended June 30, 2014 and 2013, respectively. Policy acquisition costs and other insurance expenses as a percentage of net premiums for traditional individual life business were 11.2% and 12.3% for the second quarter of 2014 and 2013, and 12.9% and 12.6% for the six months ended June 30, 2014 and 2013, respectively. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels and product mix. In addition, the amortization patterns of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary.

Other operating expenses decreased by $1.0 million, or 9.0%, and $1.4 million, or 6.6%, for the three and six months ended June 30, 2014, as compared to the same periods in 2013. Foreign currency exchange fluctuation in the Canadian dollar resulted in a decrease in operating expenses of approximately $0.5 million and $1.2 million for the second quarter and first six months of 2014, as compared to the same periods in 2013. Other operating expenses as a percentage of net premiums were 3.9% and 4.6% for the second quarter of 2014 and 2013, and 4.1% and 4.4% for the six months ended June 30, 2014 and 2013, respectively.

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

(dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues:
Net premiums	$340,884	$292,180	$681,627	$584,989
Investment income, net of related expenses	20,671	13,623	34,040	25,052
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	—	—	—	—
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	—	—	—
Other investment related gains (losses), net	21,824	440	25,646	2,212
Total investment related gains (losses), net	21,824	440	25,646	2,212
Other revenues	7,939	3,926	15,862	5,503
Total revenues	391,318	310,169	757,175	617,756
Benefits and expenses:
Claims and other policy benefits	282,546	262,443	589,887	522,701
Interest credited	5,750	—	8,536	—
Policy acquisition costs and other insurance expenses	11,492	9,396	24,757	21,003
Other operating expenses	30,208	26,381	57,468	51,140
Total benefits and expenses	329,996	298,220	680,648	594,844
Income before income taxes	$61,322	$11,949	$76,527	$22,912
Income before income taxes increased by $49.4 million, or 413.2%, and $53.6 million, or 234.0%, for the three and six months ended June 30, 2014, as compared to the same periods in 2013. The increase in income before income taxes for the second quarter and first six months was primarily due to increased business volumes, most notably in fee income treaties, and by favorable claims experience. In addition, investment related gains increased $21.4 million and $23.4 million in the second quarter and first six months of 2014, respectively, largely due to asset repositioning related to a payout annuity reinsurance transaction executed in the second quarter of 2014. Favorable foreign currency exchange fluctuations contributed to the increase in income before income taxes totaling $5.2 million and $5.7 million for the second quarter and first six months ended June 30, 2014, as compared to the same periods in 2013.
Net premiums increased $48.7 million, or 16.7%, and $96.6 million, or 16.5%, for the three and six months ended June 30, 2014, as compared to the same periods in 2013. Net premiums increased as a result of new business from both new and existing treaties including an increase associated with reinsurance of longevity risk in the UK of $26.2 million and $46.7 million in the second quarter and first six months of 2014, respectively. Favorable foreign currency exchange fluctuations, particularly with the British pound and the Euro strengthening against the U.S. dollar, increased net premiums by approximately $21.2 million and $29.9 million for the second quarter and first six months of 2014, as compared to the same periods in 2013.
A portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage, primarily in the UK. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Net premiums earned from this coverage totaled $66.3 million and $63.7 million for the second quarter of 2014 and 2013 and $131.9 million and $126.9 million for the first six months of 2014 and 2013, respectively. Premium levels can be significantly influenced by currency fluctuations, large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.
Net investment income increased $7.0 million, or 51.7%, and $9.0 million, or 35.9%, for the three and six months ended June 30, 2014, as compared to the same periods in 2013. These increases were primarily due to an increase in the invested asset base, of which $1.6 billion is related an invested asset transfer associated with a new payout annuity reinsurance transaction in the UK in the second quarter of 2014, partially offset by a decrease in investment yield. A portion of investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Other revenues increased by $4.0 million, or 102.2%, and $10.4 million, or 188.2%, for the three and six months ended June 30, 2014, as compared to the same periods in 2013. The increase in other revenues relates to an increased number of fee income treaties. At June 30, 2014 and 2013, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures was $0.9 billion and $0.2 billion, respectively. The increase was primarily due to a transaction in Continental Europe executed in the last half of 2013. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and, therefore, can fluctuate from period to period.
Loss ratios for this segment were 82.9% and 89.8% for the second quarter of 2014 and 2013 and 86.5% and 89.4%, for the first six months ended June 30, 2014 and 2013, respectively. The decrease in the loss ratios is attributable to favorable individual life claims experience over the prior year, primarily in the UK market. Although reasonably predictable over a period of years, claims can be volatile over shorter periods. Management views recent experience as normal short-term volatility that is inherent in the business.
Interest credited expense increased by $5.8 million and $8.5 million for the three and six months ended June 30, 2014, as compared to the same period in 2013. Interest credited in this segment relates to amounts credited to the contractholders of unit-linked products associated with the Company’s acquisition of Leidsche Verzekeringen Maatschappij N.V. in the third quarter of 2013. The effect on interest credited related to unit-linked products is substantially offset by a corresponding change in investment income and investment related gains (losses), net.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 3.4% and 3.2% for the second quarter of 2014 and 2013 and 3.6% for both six month periods ended June 30, 2014 and 2013, respectively. These percentages fluctuate due to timing of client company reporting, variations in the mixture of business and the relative maturity of the business. In addition, as the segment grows, renewal premiums, which have lower allowances than first-year premiums, represent a greater percentage of the total net premiums.
Other operating expenses increased $3.8 million, or 14.5%, and $6.3 million, or 12.4%, for the three and six months ended June 30, 2014, as compared to the same period in 2013. Other operating expenses as a percentage of net premiums totaled 8.9% and 9.0% for the second quarter of 2014 and 2013, respectively, and 8.4% and 8.7% for the six months ended June 30, 2014 and 2013, respectively.
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

(dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues:
Net premiums	$393,687	$355,211	$775,437	$739,535
Investment income, net of related expenses	26,325	21,951	50,967	44,581
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	—	—	—	—
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	—	—	—
Other investment related gains (losses), net	6,285	(4,137)	8,799	(8,576)
Total investment related gains (losses), net	6,285	(4,137)	8,799	(8,576)
Other revenues	56,874	10,953	62,997	18,289
Total revenues	483,171	383,978	898,200	793,829
Benefits and expenses:
Claims and other policy benefits	306,320	578,808	609,916	877,209
Interest credited	234	274	480	585
Policy acquisition costs and other insurance expenses	107,909	60,171	162,198	122,257
Other operating expenses	33,780	32,070	64,367	62,881
Total benefits and expenses	448,243	671,323	836,961	1,062,932
Income (loss) before income taxes	$34,928	$(287,345)	$61,239	$(269,103)

Income before income taxes increased by $322.3 million and $330.3 million for the three and six months ended June 30, 2014, as compared to the same periods in 2013. The increase in income before income taxes for the second quarter and first six months is primarily due to an increase of $274.1 million in Australian group claims liabilities related to total and permanent disability coverage and disability income benefits recognized in the second quarter of 2013. Also contributing to the increase in income before taxes for the second quarter and first six months was income associated with the recapture of a previously assumed individual lump sum treaty in Australia. Foreign currency exchange fluctuations resulted in a decrease to income before income taxes totaling approximately $1.4 million and $4.6 million for the three and six months of 2014, as compared to the same periods in 2013.
Net premiums increased $38.5 million, or 10.8%, and $35.9 million, or 4.9% for the three and six months ended June 30, 2014, as compared to the same periods in 2013. The increase was driven by both new and existing business written throughout the segment. A portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Reinsurance of critical illness in the Asia Pacific segment is offered primarily in South Korea, Australia and Hong Kong. Net premiums earned from this coverage totaled $71.9 million and $51.5 million in the second quarter of 2014 and 2013, and $132.3 million and $106.4 million for the first six months ended June 30, 2014 and 2013, respectively. Premium levels can be significantly influenced by currency fluctuations, large transactions and reporting practices of ceding companies and can fluctuate from period to period.
Net investment income increased $4.4 million, or 19.9%, and $6.4 million, or 14.3%, for the three and six months ended June 30, 2014, as compared to the same periods in 2013. The increase was primarily due to an increase in the invested asset base offset slightly by lower investment yields. The increase was also offset by an unfavorable change in foreign currency exchange fluctuations of $1.2 million and $4.1 million for the three and six months of 2014, as compared to the same periods in 2013. A portion of investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Other revenues increased by $45.9 million, or 419.3%, and $44.7 million, or 244.5%, for the three and six months ended June 30, 2014, as compared to the same periods in 2013. The increase in other revenues is primarily due to a recapture fee associated with an individual lump sum treaty in Australia along with fees associated with the reinstatement and conversion of an existing treaty in Japan. At June 30, 2014 and 2013, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures was $1.1 billion and $1.8 billion, respectively. The decrease was primarily due to several financial reinsurance agreements, which are performing as expected, where the amount of reinsurance assumed from the client decreases over time. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and, therefore, can fluctuate from period to period.
Loss ratios for this segment were 77.8% and 162.9% for the second quarter of 2014 and 2013 and 78.7% and 118.6% for the six months ended June 30, 2014 and 2013, respectively. The decrease in the loss ratios is primarily due to a $274.1 million increase in Australian group claims liabilities as well as poor claims experience in the Australian operation’s individual lump sum and individual disability businesses recognized in the second quarter of 2013. The decrease in liabilities is reflected in the table above in claims and other policy benefits. Excluding the Australia operation, loss ratios for this segment were 76.5% and 78.1% for the three and six months ended June 30, 2013, respectively.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 27.4% and 16.9% for the second quarter of 2014 and 2013, and 20.9% and 16.5% for the six months ended June 30, 2014 and 2013, respectively. The increase in the ratios was primarily attributable to the recognition of the DAC relating to the aforementioned individual lump sum treaty recapture in Australia. The ratio of policy acquisition costs and other insurance expenses as a percentage of net premiums should generally decline as the business matures; however, the percentage does fluctuate periodically due to timing of client company reporting and variations in the mixture of business.
Other operating expenses increased $1.7 million, or 5.3%, and $1.5 million, or 2.4%, for the three and six months ended June 30, 2014, as compared to the same periods in 2013. Other operating expenses as a percentage of net premiums totaled 8.6% and 9.0% for the second quarter of 2014 and 2013, and 8.3% and 8.5% for the six months ended June 30, 2014 and 2013, respectively. The timing of premium flows and the level of costs associated with the entrance into and development of new markets in the growing Asia Pacific segment may cause other operating expenses as a percentage of net premiums to fluctuate over periods of time.

Corporate and Other
Corporate and Other revenues include primarily investment income and investment related gains and losses from unallocated invested assets. Corporate and Other benefits and expenses consist of the offset to capital charges allocated to the operating segments within the policy acquisition costs and other insurance income line item, unallocated overhead and executive costs, interest expense related to debt, and the investment income and expense associated with the Company’s collateral finance facility. Additionally, Corporate and Other includes results from, among others, RTP, a wholly-owned subsidiary that develops and markets technology solutions for the insurance industry.

(dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues:
Net premiums	$206	$261	$421	$(716)
Investment income, net of related expenses	25,882	21,818	51,618	49,834
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	1	(1,718)	(255)	(1,758)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	(53)	—	(53)
Other investment related gains (losses), net	(5,876)	3,289	(4,913)	1,385
Total investment related gains (losses), net	(5,875)	1,518	(5,168)	(426)
Other revenues	2,730	251	7,297	50,707
Total revenues	22,943	23,848	54,168	99,399
Benefits and expenses:
Claims and other policy benefits	(17)	(112)	—	(28)
Interest credited	198	212	404	437
Policy acquisition costs and other insurance income	(17,319)	(19,073)	(38,986)	(34,416)
Other operating expenses	22,476	16,483	33,728	39,837
Interest expense	35,211	29,918	70,295	58,404
Collateral finance facility expense	2,591	2,650	5,160	5,188
Total benefits and expenses	43,140	30,078	70,601	69,422
Income (loss) before income taxes	$(20,197)	$(6,230)	$(16,433)	$29,977
Income (loss) before income taxes decreased by $14.0 million, or 224.2%, and $46.4 million, or 154.8%, for the three and six months ended June 30, 2014, as compared to the same periods in 2013. The decrease for the second quarter is primarily due to a decrease of $7.4 million in investment related gains (losses), net, an increase of a $6.0 million in other operating expenses and a $5.3 million increase in interest expense, slightly offset by an increase in investment income, net of related expenses of $4.1 million. The decrease in the first six months is primarily due to a $43.4 million decrease to other revenues and an increase of $11.9 million in interest expense, slightly offset by a decrease in other operating expenses of $6.1 million.
Total revenues decreased by $0.9 million, or 3.8%, and $45.2 million, or 45.5%, for the three and six months ended June 30, 2014, as compared to the same periods in 2013. The decrease for the second quarter is primarily due to a decrease of $7.4 million in investment related gains (losses), net due to a decrease in investment related gains on other invested assets, partially offset by a $4.1 million increase in investment income, net of related expenses due to higher investment yields. The decrease in the first six months is primarily due to a decrease in other revenues of $43.4 million related to a $46.5 million gain on repurchase of collateral finance facility securities recognized in the first quarter of 2013.
Total benefits and expenses increased by $13.1 million, or 43.4%, and $1.2 million, or 1.7%, for the three and six months ended June 30, 2014, as compared to the same periods in 2013. The increase in the second quarter is primarily due to a $6.0 million increase in other operating expenses primarily relating to employee incentive compensation and a $5.3 million increase in interest expense due to a higher level of outstanding debt. The increase in the first six months is primarily due to an increase of $11.9 million in interest expense due to a higher level of outstanding debt, offset by a decrease in other operating expenses of $6.1 million primarily relating to employee incentive compensation and an increase of $4.6 million in policy acquisition costs and other insurance income primarily related to the offset to capital charges allocated to the operating segments.

Liquidity and Capital Resources
Current Market Environment
The average investment yield, excluding spread business, decreased 4 basis points for the six months ended June 30, 2014 as compared to the same period in 2013. In addition, the Company’s insurance liabilities, in particular its annuity products, are sensitive to changing market factors. Lower interest rates and tightening credit spreads have increased gross unrealized gains on fixed maturity and equity securities available-for-sale, which were $2,225.0 million and $1,838.2 million at June 30, 2014 and 2013, respectively. Gross unrealized losses totaled $112.3 million and $310.7 million at June 30, 2014 and 2013, respectively.
The Company continues to be in a position to hold any investment security showing an unrealized loss until recovery, provided it remains comfortable with the credit of the issuer. As indicated above, gross unrealized gains on investment securities of $2,225.0 million are well in excess of gross unrealized losses of $112.3 million as of June 30, 2014. Historically low interest rates continued to put pressure on the Company’s investment yield. The Company does not rely on short-term funding or commercial paper and to date it has experienced no liquidity pressure, nor does it anticipate such pressure in the foreseeable future.
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
The Holding Company
RGA is an insurance holding company whose primary uses of liquidity include, but are not limited to, the immediate capital needs of its operating companies, dividends paid to its shareholders, repurchase of common stock and interest payments on its indebtedness. RGA recognized interest expense of $89.2 million and $77.4 million for the six months ended June 30, 2014 and 2013, respectively. RGA made capital contributions to subsidiaries of $115.0 million and $17.0 million for the six months ended June 30, 2014 and 2013, respectively. Dividends to shareholders were $42.0 million and $35.2 million for the six months ended June 30, 2014 and 2013, respectively. There were no principal payments on RGA’s debt for the six months ended June 30, 2014 and 2013. The primary sources of RGA’s liquidity include proceeds from its capital raising efforts, interest income on undeployed corporate investments, interest income received on surplus notes issued by its subsidiaries and dividends from subsidiaries. RGA recognized interest and dividend income of $49.1 million and $51.2 million for the six months ended June 30, 2014 and 2013, respectively. There was no issuance of unaffiliated or affiliated long-term debt for the six months ended June 30, 2014 and 2013. As the Company continues its business operations, RGA will continue to be dependent upon these sources of liquidity. As of June 30, 2014 and December 31, 2013, RGA held $564.9 million and $788.4 million, respectively, of cash and cash equivalents, short-term and other investments and fixed maturity investments.
RGA, through wholly-owned subsidiaries, has committed to provide statutory reserve support to third-parties, in exchange for a fee, by funding loans if certain defined events occur. Such statutory reserves are required under the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX for term life insurance policies and Regulation A-XXX for universal life secondary guarantees). The third-parties have recourse to RGA should the subsidiary fail to provide the required funding, however, as of June 30, 2014, the Company does not believe that it will be required to provide any funding under these commitments as the occurrence of the defined events is considered remote. See Note 8 - "Commitments and Contingent Liabilities" in the Notes to Condensed Consolidated Financial Statements for a table that presents the commitments by period and maximum obligation.
RGA has established an intercompany revolving credit facility where certain subsidiaries can lend to or borrow from each other and from RGA in order to manage capital and liquidity more efficiently. The intercompany revolving credit facility, which is a series of demand loans among RGA and its affiliates, is permitted under applicable insurance laws. This facility reduces overall borrowing costs by allowing RGA and its operating companies to access internal cash resources instead of incurring third-party transaction costs. The statutory borrowing and lending limit for RGA’s Missouri-domiciled insurance subsidiaries is currently 3% of the insurance company’s admitted assets as of its most recent year-end. There was $91.0 million and $50.0 million outstanding under the intercompany revolving credit facility as of June 30, 2014 and December 31, 2013, respectively. In addition to loans associated with the intercompany revolving credit facility, RGA and its subsidiary, RGA Capital LLC, each provided a loan to RGA Australian Holdings Pty Limited, another RGA subsidiary, with both loans having an outstanding balance of $56.6 million and $26.8 million as of June 30, 2014 and December 31, 2013, respectively.

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
In July 2014, the Company’s quarterly dividend increased to $0.33 per share from $0.30 per share. All future payments of dividends are at the discretion of RGA’s board of directors and will depend on the Company’s earnings, capital requirements, insurance regulatory conditions, operating conditions, and other such factors as the board of directors may deem relevant. The amount of dividends that RGA can pay will depend in part on the operations of its reinsurance subsidiaries. See Note 12 - "Stock Transactions" in the Notes to Condensed Consolidated Financial Statements for information on the Company's share repurchase program.
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
Additional sources of liquidity to meet unexpected cash outflows in excess of operating cash inflows and current cash and equivalents on hand include selling short-term investments or fixed maturity securities and drawing funds under a revolving credit facility, under which the Company had availability of $619.4 million as of June 30, 2014. The Company also has $484.3 million of funds available through collateralized borrowings from the Federal Home Loan Bank of Des Moines (“FHLB”).
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

	For the six months ended June 30,
	2014	2013
	(Dollars in thousands)
Sources:
Net cash provided by operating activities	$907,810	$805,121
Net cash provided by short-term debt issuances	110,000	120,000
Excess tax benefits from share-based payment arrangement	1,268	2,420
Exercise of stock options, net	9,578	11,439
Change in securities sold under agreements to repurchase and cash
collateral for derivative positions	47,561	—
Effect of exchange rate changes on cash	18,483	—
Total sources	1,094,700	938,980

Uses:
Net cash used in investing activities	95,373	407,978
Dividends to stockholders	41,955	35,169
Repurchase and repayment of collateral finance facility securities	—	112,000
Purchases of treasury stock	179,592	234,690
Change in securities sold under agreements to repurchase and cash
collateral for derivative positions	—	31,858
Cash used for changes in universal life and other
investment type policies and contracts	323,310	357,327
Effect of exchange rate changes on cash	—	46,231
Total uses	640,230	1,225,253
Net increase (decrease) in cash and cash equivalents	$454,470	$(286,273)

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
Debt
Certain of the Company’s debt agreements contain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of consolidated net worth, maximum ratios of debt to capitalization and change of control provisions. The Company is required to maintain a minimum consolidated net worth, as defined in the debt agreements, of $2.8 billion, calculated as of the last day of each fiscal quarter. Also, consolidated indebtedness, calculated as of the last day of each fiscal quarter, cannot exceed 35% of the sum of the Company’s consolidated indebtedness plus adjusted consolidated net worth. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the various agreements. Additionally, the Company’s debt agreements contain cross-default covenants, which would make outstanding borrowings immediately payable in the event of a material uncured covenant default under any of the agreements, including, but not limited to, non-payment of indebtedness when due for an amount in excess of $100.0 million, bankruptcy proceedings, or any other event which results in the acceleration of the maturity of indebtedness. As of June 30, 2014 and December 31, 2013, the Company had $2,324.7 million and $2,214.4 million, respectively, in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, available liquidity at the holding company, and the Company’s ability to raise additional funds. Scheduled repayments of debt over the next five years total $110.0 million in 2014 and $300.0 million in 2017.
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
The Company may borrow up to $850.0 million in cash and obtain letters of credit in multiple currencies on its revolving credit facility that expires in December 2015. As of June 30, 2014, the Company had no cash borrowings outstanding and $230.6 million in issued, but undrawn, letters of credit under this facility. As of June 30, 2014 and December 31, 2013, the average interest rate on short-term and long-term debt outstanding was 5.50% and 5.76%, respectively.
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
No changes in the use or regulation of captives have been adopted and it is too early to predict the extent of any changes that may be made. Accordingly, the Company expects to continue its strategy of using captives to enhance its capital efficiency and competitive position while it monitors the regulations related to captives and any proposed changes in such regulations. The Company cannot estimate the impact of discontinuing or altering its captive strategy in response to potential regulatory changes due to many unknown variables such as the cost and availability of alternative capital, potential changes in regulatory reserving requirements under a principle-based reserving approach which would likely reduce required collateral, changes in acceptable collateral for statutory reserves, the potential introduction of the concept of a “certified reinsurer” in the laws and regulations in certain jurisdictions where the Company operates, the potential for increased pricing of products offered by the Company and the potential change in mix of products sold and/or offered by the Company and/or its clients.

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
The Company’s liquidity position (cash and cash equivalents and short-term investments) was $1,423.7 million and $1,063.0 million at June 30, 2014 and December 31, 2013, respectively. Cash and cash equivalents includes cash collateral received from derivative counterparties of $104.0 million and $51.0 million as of June 30, 2014 and December 31, 2013, respectively. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in other liabilities in the Company’s condensed consolidated balance sheets. Liquidity needs are determined from valuation analyses conducted by operational units and are driven by product portfolios. Periodic evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.
The Company also participates in a repurchase/reverse repurchase program in which securities, reflected as investments on the Company’s condensed consolidated balance sheets, are pledged to a third party. In return, the Company receives securities from the third party with an estimated fair value equal to a minimum of 100% of the securities pledged. The securities received are not reflected on the Company’s condensed consolidated balance sheets. See “Securities Borrowing and Other” in Note 4 - “Investments” in the Notes to Condensed Consolidated Financial Statements for information related to the Company’s repurchase/reverse repurchase program. In addition to its security agreements with third parties, certain RGA’s subsidiaries have entered into intercompany securities lending agreements to more efficiently source securities for lending to third parties and to provide for more efficient regulatory capital management.
RGA Reinsurance is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and holds $38.4 million of FHLB common stock, which is included in other invested assets on the Company's condensed consolidated balance sheets. Membership provides RGA Reinsurance access to borrowing arrangements (“advances”) and funding agreements, discussed below, with the FHLB. RGA Reinsurance had $110.0 million in outstanding advances with the FHLB at June 30, 2014 which is shown as short-term debt on the Company's condensed consolidated balance sheets. RGA Reinsurance did not have advances at December 31, 2013. RGA Reinsurance’s average outstanding balance of advances was $106.4 million and $59.3 million during the second quarter and first six months of 2014, respectively, and $17.0 million and $8.5 million during the second quarter and first six months of 2013, respectively. Interest on advances is reflected in interest expense on the Company's condensed consolidated statements of income.
In addition, RGA Reinsurance has also entered into funding agreements with the FHLB under guaranteed investment contracts whereby RGA Reinsurance has issued the funding agreements in exchange for cash and for which the FHLB has been granted a blanket lien on RGA Reinsurance's commercial and residential mortgage-backed securities and commercial mortgage loans used to collateralize RGA Reinsurance's obligations under the funding agreements. RGA Reinsurance maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreements represented by this blanket lien provide that upon any event of default by RGA Reinsurance, the FHLB's recovery is limited to the amount of RGA Reinsurance's liability under the outstanding funding agreements. The amount of the RGA Reinsurance's liability for the funding agreements with the FHLB under guaranteed investment contracts was $601.1 million and $597.1 million at June 30, 2014 and December 31, 2013, respectively, which is included in interest sensitive contract liabilities on the Company's condensed consolidated balance sheets. The advances on these agreements are collateralized primarily by commercial and residential mortgage-backed securities and commercial mortgage loans. The amount of collateral exceeds the liability and is dependent on the type of assets collateralizing the guaranteed investment contracts.

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
Portfolio Composition
The Company had total cash and invested assets of $36.8 billion and $33.4 billion at June 30, 2014 and December 31, 2013, respectively, as illustrated below (dollars in thousands):

	June 30, 2014	% of Total	December 31, 2013	% of Total
Fixed maturity securities, available-for-sale	$24,480,396	66.6%	$21,474,136	64.4%
Mortgage loans on real estate	2,555,800	6.9	2,486,680	7.4
Policy loans	1,250,635	3.4	1,244,469	3.7
Funds withheld at interest	5,940,521	16.2	5,771,467	17.3
Short-term investments	45,596	0.1	139,395	0.4
Other invested assets	1,128,375	3.1	1,324,960	4.0
Cash and cash equivalents	1,378,117	3.7	923,647	2.8
Total cash and invested assets	$36,779,440	100.0%	$33,364,754	100.0%
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

	Three months ended June 30,			Six months ended June 30,
	2014	2013	Increase/ (Decrease)	2014	2013	Increase/ (Decrease)
Average invested assets at amortized cost	$20,121,261	$18,112,841	11.1%	$19,807,087	$17,946,154	10.4%
Net investment income	236,604	212,047	11.6	466,248	425,369	9.6
Investment yield (ratio of net investment income to average invested assets)	4.79%	4.77%	2 bps	4.76%	4.80%	(4) bps
Investment yield increased for the three months ended June 30, 2014 in comparison to the same period in the prior year due to increased income from limited partnership investments. Investment yield decreased for the six months ended June 30, 2014 in comparison to the same period in the prior year due to lower yields upon reinvestment, primarily related to a lower interest rate environment on a historical basis, offset by the increased income from limited partnership investments as reflected in the second quarter yield increase.

Fixed Maturity and Equity Securities Available-for-Sale
See “Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables that provide the amortized cost, unrealized gains and losses, estimated fair value of fixed maturity and equity securities, and the other-than-temporary impairments in AOCI by sector as of June 30, 2014 and December 31, 2013.
The Company’s fixed maturity securities are invested primarily in corporate bonds, mortgage- and asset-backed securities, and U.S. and Canadian government securities. As of June 30, 2014 and December 31, 2013, approximately 94.9% and 93.7%, respectively, of the Company’s consolidated investment portfolio of fixed maturity securities were investment grade.
Important factors in the selection of investments include diversification, quality, yield, call protection and total rate of return potential. The relative importance of these factors is determined by market conditions and the underlying reinsurance liability and existing portfolio characteristics. The largest asset class in which fixed maturity securities were invested was corporate securities, which represented approximately 57.8% and 56.4% of total fixed maturity securities as of June 30, 2014 and December 31, 2013, respectively. See “Corporate Fixed Maturity Securities” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables showing the major industry types, which comprise the corporate fixed maturity holdings at June 30, 2014 and December 31, 2013.
As of June 30, 2014, the Company’s investments in Canadian and Canadian provincial government securities represented 15.3% of the fair value of total fixed maturity securities compared to 15.7% of the fair value of total fixed maturity securities at December 31, 2013. These assets are primarily high quality, long duration provincial strips whose valuation is closely linked to the interest rate curve. These assets are longer in duration and held primarily for asset/liability management to meet Canadian regulatory requirements. See “Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables showing the various sectors as of June 30, 2014 and December 31, 2013.
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
The quality of the Company’s available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity security portfolio, at June 30, 2014 and December 31, 2013 was as follows (dollars in thousands):

		June 30, 2014			December 31, 2013
NAIC Designation	Rating Agency Designation	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
1	AAA/AA/A	$14,646,888	$16,304,796	66.6%	$12,868,061	$13,867,584	64.6%
2	BBB	6,527,092	6,942,290	28.3	6,072,604	6,255,451	29.1
3	BB	669,569	706,926	2.9	725,733	740,465	3.4
4	B	362,960	364,395	1.5	387,687	400,775	1.9
5	CCC and lower	143,292	142,805	0.6	106,619	106,873	0.5
6	In or near default	23,545	19,184	0.1	110,030	102,988	0.5
	Total	$22,373,346	$24,480,396	100.0%	$20,270,734	$21,474,136	100.0%

The Company’s fixed maturity portfolio includes structured securities. The following table shows the types of structured securities the Company held at June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014		December 31, 2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Residential mortgage-backed securities:
Agency	$564,397	$594,042	$567,113	$580,855
Non-agency	382,034	392,097	403,321	408,788
Total residential mortgage-backed securities	946,431	986,139	970,434	989,643
Commercial mortgage-backed securities	1,380,622	1,474,620	1,314,782	1,388,946
Asset-backed securities	993,116	1,008,375	891,751	894,832
Total	$3,320,169	$3,469,134	$3,176,967	$3,273,421
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
As of June 30, 2014 and December 31, 2013, the Company had exposure to commercial mortgage-backed securities with amortized costs totaling $1,380.6 million and $1,314.8 million, and estimated fair values of $1,474.6 million and $1,388.9 million, respectively.  Approximately 99.3% of the commercial mortgage-backed securities were considered investment-grade utilizing the rating methodology described above as of June 30, 2014.  Commercial mortgage-backed securities with a vintage year of 2007 or prior totaled $894.2 million, or 60.6%, of the June 30, 2014, commercial mortgage-backed securities' estimated fair value balance with the concentration within the 2005 through 2007 vintage years. The Company had no other-than-temporary impairments in its investments in commercial mortgage-backed securities for the three and six months ended June 30, 2014. The Company recorded $10.1 million of other-than-temporary impairments in its investments in commercial mortgage-backed securities for the three and six months ended June 30, 2013.
Asset-backed securities include credit card and automobile receivables, subprime mortgage-backed securities, home equity loans, manufactured housing bonds and collateralized debt obligations (primarily collateralized loan obligations). The Company owns floating rate securities that represent approximately 13.8% and 14.0% of the total fixed maturity securities at June 30, 2014 and December 31, 2013, respectively. These investments have a higher degree of income variability than the other fixed income holdings in the portfolio due to the floating rate nature of the interest payments. The Company holds these investments to match specific floating rate liabilities primarily reflected in the condensed consolidated balance sheets as collateral finance facility. In addition to the risks associated with floating rate securities, principal risks in holding asset-backed securities are structural, credit and capital market risks. Structural risks include the securities’ cash flow priority in the capital structure and the inherent prepayment sensitivity of the underlying collateral. Credit risks include the adequacy and ability to realize proceeds from the collateral. Credit risks are mitigated by credit enhancements which include excess spread, over-collateralization and subordination. Capital market risks include general level of interest rates and the liquidity for these securities in the marketplace.
The Company monitors its fixed maturity and equity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, the length of time and the extent to which the market value has been below amortized cost, compliance with covenants, general market and industry sector conditions, current intent and ability to hold securities, and various other subjective factors. Based on management's judgment, securities determined to have an other-than-temporary impairment in value are written down to fair value. See “Investments – Other-than-Temporary Impairment” in Note 2 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in the 2013 Annual Report for additional information. The table below summarizes other-than-temporary impairments for the three and six months ended June 30, 2014 and 2013 (dollars in thousands).

Asset Class	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Structured securities	$—	$10,109	$—	$10,109
Corporate / Other fixed maturity securities	870	—	1,173	202
Equity securities	—	—	—	—
Other impairment losses and change in mortgage loan provision	5,309	(125)	3,645	1,501
Total	$6,179	$9,984	$4,818	$11,812
At June 30, 2014 and December 31, 2013, the Company had $112.3 million and $324.6 million, respectively, of gross unrealized losses related to its fixed maturity and equity securities. The distribution of the gross unrealized losses related to these securities is shown below.

	June 30, 2014	December 31, 2013
Sector:
Corporate securities	57.6%	65.4%
Canadian and Canada provincial governments	3.5	5.2
Residential mortgage-backed securities	8.9	5.8
Asset-backed securities	8.1	4.9
Commercial mortgage-backed securities	8.0	5.4
State and political subdivisions	4.1	4.4
U.S. government and agencies	1.5	1.5
Other foreign government supranational and foreign government-sponsored enterprises	8.3	7.4
Total	100.0%	100.0%
Industry:
Finance	20.5%	20.3%
Asset-backed	8.1	4.9
Industrial	29.5	38.8
Mortgage-backed	16.9	11.2
Government	17.4	18.5
Utility	7.6	6.3
Total	100.0%	100.0%
See “Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the total gross unrealized losses for fixed maturity and equity securities at June 30, 2014 and December 31, 2013, respectively, where the estimated fair value had declined and remained below amortized cost by less than 20% or more than 20%.
The Company’s determination of whether a decline in value is other-than-temporary includes analysis of the underlying credit and the extent and duration of a decline in value. The Company’s credit analysis of an investment includes determining whether the issuer is current on its contractual payments, evaluating whether it is probable that the Company will be able to collect all amounts due according to the contractual terms of the security and analyzing the overall ability of the Company to recover the amortized cost of the investment. In the Company’s impairment review process, the duration and severity of an unrealized loss position for equity securities are given greater weight and consideration given the lack of contractual cash flows and the deferability features of these securities. As of June 30, 2014 and December 31, 2013, there were immaterial gross unrealized losses on equity securities greater than 20 percent of the amortized cost for more than 12 months.
See “Purchased Credit Impaired Fixed Maturity Securities Available-for-Sale” in Note 4 - “Investments” in the Notes to Condensed Consolidated Financial Statements for tables that present information related to the Company’s purchases of credit impaired securities in 2014 and 2013.
See “Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables that present the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for fixed maturity and equity securities that have estimated fair values below amortized cost, by class and grade security, as well as the length of and time the related market value has remained below amortized cost as of June 30, 2014 and December 31, 2013.

As of June 30, 2014 and December 31, 2013, respectively, the Company classified approximately 9.1% and 10.2% of its fixed maturity securities in the Level 3 category (refer to Note 6 – “Fair Value of Assets and Liabilities” in the Notes to Condensed Consolidated Financial Statements for additional information). These securities primarily consist of private placement corporate securities, bank loans, below investment grade commercial and residential mortgage-backed securities and subprime asset-backed securities with inactive trading markets.
See “Securities Borrowing and Other” in Note 4 - “Investments” in the Notes to Condensed Consolidated Financial Statements for information related to the Company’s securities borrowing program and its repurchase/reverse repurchase program.
Mortgage Loans on Real Estate
Mortgage loans represented approximately 6.9% and 7.5% of the Company’s cash and invested assets as of June 30, 2014 and December 31, 2013, respectively. The Company’s mortgage loan portfolio consists of U.S. based investments primarily in commercial offices, light industrial properties and retail locations. The mortgage loan portfolio is diversified by geographic region and property type as discussed further under "Mortgage Loans on Real Estate" in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements.
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
See “Mortgage Loans on Real Estate” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for information regarding valuation allowances and impairments.
Policy Loans
Policy loans comprised approximately 3.4% and 3.7% of the Company’s cash and invested assets as of June 30, 2014 and December 31, 2013, respectively, substantially all of which are associated with one client. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. Because policy loans represent premature distributions of policy liabilities, they have the effect of reducing future disintermediation risk. In addition, the Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.
Funds Withheld at Interest
Funds withheld at interest comprised approximately 16.2% and 17.3% of the Company’s cash and invested assets as of June 30, 2014 and December 31, 2013, respectively. For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company, and are reflected as funds withheld at interest on the Company’s consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances with amounts owed by the ceding company. Interest accrues to these assets at rates defined by the treaty terms. Additionally, under certain treaties the Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had an average rating of “A” at June 30, 2014 and December 31, 2013. Certain ceding companies maintain segregated portfolios for the benefit of the Company.
Other Invested Assets
Other invested assets include equity securities, limited partnership interests, joint ventures, structured loans, derivative contracts and contractholder-directed investments supporting unit-linked variable annuity type liabilities, which do not qualify as separate accounts. Other invested assets represented approximately 3.1% and 4.0% of the Company’s cash and invested assets as of June 30, 2014 and December 31, 2013, respectively. See “Other Invested Assets” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the carrying value of the Company’s other invested assets by type as of June 30, 2014 and December 31, 2013.
The Company did not record any other-than-temporary impairments on equity securities in the first six months of 2014 or 2013. The Company recorded $4.2 million of other-than-temporary impairments on limited partnership interests in the second quarter and first six months of 2014. The Company did not record any other-than-temporary impairments on limited partnership interests in the second quarter of 2013 and recorded $2.4 million in the first six months of 2013.

The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value at the reporting date plus or minus any collateral posted or held by the Company. The Company had credit exposure related to its derivative contracts, excluding futures, of $13.0 million and $9.7 million at June 30, 2014 and December 31, 2013, respectively. See “Credit Risk” in Note 5 – “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for additional information.
Contractual Obligations
From December 31, 2013 to June 30, 2014, the Company’s obligation related to future policy benefits increased by $1,371.8 million due to a payout annuity reinsurance transaction, executed in the second quarter of 2014. The Company’s obligation related to other policy claims and benefits increased since December 31, 2013 by $425.0 million primarily due to an increase in claims pending and incurred claims not reported. The Company’s obligation for payables for collateral received under derivative transactions increased by $53.0 million due to an increase in cash received as collateral on derivative positions, its obligation to fund limited partnerships increased by $51.6 million and its obligation for other investment related commitments increased by $69.8 million since December 31, 2013. In addition, since December 31, 2013, the Company’s obligation for short-term debt, including interest, increased by $110.1 million due to advances from the FHLB as previously discussed. There were no other material changes in the Company’s contractual obligations from those reported in the 2013 Annual Report.
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
Variable Annuities
The Company reinsures variable annuities including those with guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”) and guaranteed minimum withdrawal benefits (“GMWB”). Strong equity markets, increases in interest rates and decreases in volatility will generally decrease the fair value of the liabilities underlying the benefits. Conversely, a decrease in the equity markets along with a decrease in interest rates and an increase in volatility will generally result in an increase in the fair value of the liabilities underlying the benefits, which has the effect of increasing reserves and lowering earnings. The Company maintains a customized dynamic hedging program that is designed to substantially mitigate the risks associated with income volatility around the change in reserves on guaranteed benefits, ignoring the Company’s own credit risk assessment. However, the hedge positions may not fully offset the changes in the carrying value of the guarantees due to, among other things, time lags, high levels of volatility in the equity and derivative markets, extreme swings in interest rates, unexpected contract holder behavior, and divergence between the performance of the underlying funds and hedging indices. These factors, individually or collectively, may have a material adverse effect on the Company’s net income, financial condition or liquidity. The table below provides a summary of variable annuity account values and the fair value of the guaranteed benefits as of June 30, 2014 and December 31, 2013.

(dollars in millions)	June 30, 2014	December 31, 2013
No guarantee minimum benefits	$941	$961
GMDB only	84	86
GMIB only	6	6
GMAB only	50	52
GMWB only	1,741	1,752
GMDB / WB	462	467
Other	30	31
Total variable annuity account values	$3,314	$3,355
Fair value of liabilities associated with living benefit riders	$59	$30
There has been no significant change in the Company’s quantitative or qualitative aspects of market risk during the quarter ended June 30, 2014 from that disclosed in the 2013 Annual Report.
Credit Risk
Credit risk is the risk of loss due to counterparty (obligor, client, retrocessionaire, or partner) credit deterioration or unwillingness to meet its obligations. Credit risk has two forms: investment credit risk (asset default and credit migration) and insurance counterparty risk.

Investment Credit Risk
Investment credit risk, which includes default risk, is risk of loss due to credit quality deterioration of an individual financial investment, derivative or non-derivative contract or instrument. Credit quality deterioration may or may not be accompanied by a ratings downgrade. Generally, the investment credit exposure is limited to the carrying value, net of any collateral received, at the reporting date.

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
Generally, RGA’s insurance subsidiaries retrocede amounts in excess of their retention to RGA Reinsurance, Parkway Re, RGA Barbados, RGA Americas, Rockwood Re, Manor Re, RGA Worldwide or RGA Atlantic. External retrocessions are arranged through the Company’s retrocession pools for amounts in excess of its retention. As of June 30, 2014, all retrocession pool members in this excess retention pool rated by the A.M. Best Company were rated “A-” or better. A rating of “A-” is the fourth highest rating out of fifteen possible ratings. For a majority of the retrocessionaires that were not rated, letters of credit or trust assets have been given as additional security. In addition, the Company performs annual financial and in force reviews of its retrocessionaires to evaluate financial stability and performance.
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
New Accounting Standards
See Note 13 — “New Accounting Standards” in the Notes to Condensed Consolidated Financial Statements.

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
There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table summarizes RGA’s repurchase activity of its common stock during the quarter ended June 30, 2014:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program
April 1, 2014 - April 30, 2014	479,096	$78.08	478,917	$150,000,050
May 1, 2014 - May 30, 2014	38,228	$77.58	—	$150,000,050
June 1, 2014 - June 30, 2014	339,968	$78.76	339,598	$123,253,397

(1)
RGA repurchased 478,917 and 339,598 shares of common stock under its share repurchase program for $37.4 million and $26.7 million during April and June 2014, respectively. The Company net settled - issuing 493, 109,271 and 1,790 shares from treasury and repurchasing from recipients 179, 38,228 and 370 shares in April, May and June 2014, respectively, in settlement of income tax withholding requirements incurred by the recipients of an equity incentive award.

On February 20, 2014, RGA’s board of directors authorized a share repurchase program for up to $300.0 million of RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date. Repurchases are made in accordance with applicable securities laws through market transactions, block trades, privately negotiated transactions or other means or a combination of these methods, with the timing and number of shares repurchased dependent on a variety of factors, including share price, corporate and regulatory requirements and market and business conditions. Repurchases may be commenced or suspended from time to time without prior notice. In connection with this new authorization, the board of directors terminated the stock repurchase authority granted in 2013.
ITEM 6.  Exhibits
See index to exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Reinsurance Group of America, Incorporated
Date: August 5, 2014	By:	/s/ A. Greig Woodring
A. Greig Woodring
President & Chief Executive Officer
(Principal Executive Officer)
Date: August 5, 2014	By:	/s/ Jack B. Lay
Jack B. Lay
Senior Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K filed November 25, 2008.

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K filed July 18, 2014.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document