Form 10-Q
period 2014-09-30
REINSURANCE GROUP OF AMERICA INC
filed 2014-11-05
CIK 898174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Yes         No   X
As of October 31, 2014, 68,696,255 shares of the registrant’s common stock were outstanding.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2014	December 31, 2013
	(Dollars in thousands, except share data)
Assets
Fixed maturity securities:
Available-for-sale at fair value (amortized cost of $22,452,941 and $20,270,734)	$24,475,451	$21,474,136
Mortgage loans on real estate (net of allowances of $6,842 and $10,106)	2,617,091	2,486,680
Policy loans	1,249,948	1,244,469
Funds withheld at interest	5,969,006	5,771,467
Short-term investments	44,437	139,395
Other invested assets	1,165,021	1,324,960
Total investments	35,520,954	32,441,107
Cash and cash equivalents	1,118,745	923,647
Accrued investment income	305,880	267,908
Premiums receivable and other reinsurance balances	1,491,993	1,439,528
Reinsurance ceded receivables	596,704	594,515
Deferred policy acquisition costs	3,297,616	3,517,796
Other assets	578,471	489,972
Total assets	$42,910,363	$39,674,473
Liabilities and Stockholders’ Equity
Future policy benefits	$13,541,687	$11,866,776
Interest-sensitive contract liabilities	12,638,117	12,947,557
Other policy claims and benefits	3,861,060	3,571,761
Other reinsurance balances	276,314	275,138
Deferred income taxes	2,149,076	1,837,577
Other liabilities	967,303	541,035
Long-term debt	2,314,693	2,214,350
Collateral finance facility	482,115	484,752
Total liabilities	36,230,365	33,738,946
Commitments and contingent liabilities (See Note 8)
Stockholders’ Equity:
Preferred stock - par value $.01 per share, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock - par value $.01 per share, 140,000,000 shares authorized, 79,137,758 shares issued at September 30, 2014 and December 31, 2013	791	791
Additional paid-in-capital	1,784,818	1,777,906
Retained earnings	4,074,047	3,659,938
Treasury stock, at cost - 10,472,116 and 8,369,540 shares	(679,265)	(508,715)
Accumulated other comprehensive income	1,499,607	1,005,607
Total stockholders’ equity	6,679,998	5,935,527
Total liabilities and stockholders’ equity	$42,910,363	$39,674,473
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues:	(Dollars in thousands, except per share data)
Net premiums	$2,168,285	$2,026,180	$6,452,082	$6,041,029
Investment income, net of related expenses	447,106	369,366	1,262,088	1,238,731
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(246)	(391)	(1,419)	(10,396)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	59	—	(247)
Other investment related gains (losses), net	22,564	(76,133)	226,835	76,792
Total investment related gains (losses), net	22,318	(76,465)	225,416	66,149
Other revenues	78,879	70,734	267,195	235,650
Total revenues	2,716,588	2,389,815	8,206,781	7,581,559
Benefits and Expenses:
Claims and other policy benefits	1,855,037	1,714,899	5,540,599	5,434,383
Interest credited	120,952	59,939	347,508	303,767
Policy acquisition costs and other insurance expenses	336,411	268,081	1,100,658	995,943
Other operating expenses	133,737	111,672	372,135	344,581
Interest expense	36,065	30,831	106,360	89,235
Collateral finance facility expense	2,571	2,698	7,731	7,886
Total benefits and expenses	2,484,773	2,188,120	7,474,991	7,175,795
Income before income taxes	231,815	201,695	731,790	405,764
Provision for income taxes	73,819	63,740	238,834	131,886
Net income	$157,996	$137,955	$492,956	$273,878
Earnings per share:
Basic earnings per share	$2.30	$1.95	$7.10	$3.79
Diluted earnings per share	$2.28	$1.93	$7.03	$3.76
Dividends declared per share	$0.33	$0.30	$0.93	$0.78
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Comprehensive income (loss)	(Dollars in thousands)
Net income	$157,996	$137,955	$492,956	$273,878
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	(75,107)	27,139	(75,147)	(75,798)
Change in net unrealized gains and losses on investments	(55,615)	(112,035)	566,014	(938,216)
Change in other-than-temporary impairment losses on fixed maturity securities	1,248	2,246	1,698	2,896
Changes in pension and other postretirement plan adjustments	421	517	1,435	2,217
Total other comprehensive income (loss), net of tax	(129,053)	(82,133)	494,000	(1,008,901)
Total comprehensive income (loss)	$28,943	$55,822	$986,956	$(735,023)
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2014	2013
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$492,956	$273,878
Adjustments to reconcile net income to net cash provided by operating activities:
Change in operating assets and liabilities:
Accrued investment income	(41,658)	(63,339)
Premiums receivable and other reinsurance balances	(74,089)	81,189
Deferred policy acquisition costs	185,107	56,286
Reinsurance ceded receivable balances	9,961	49,286
Future policy benefits, other policy claims and benefits, and other reinsurance balances	736,169	1,005,756
Deferred income taxes	43,670	276,372
Other assets and other liabilities, net	134,471	(293,106)
Amortization of net investment premiums, discounts and other	(80,188)	(70,687)
Investment related gains, net	(225,416)	(66,149)
Gain on repurchase of collateral finance facility securities	—	(46,506)
Excess tax benefits from share-based payment arrangement	3,088	(2,410)
Other, net	54,105	50,460
Net cash provided by operating activities	1,238,176	1,251,030
Cash Flows from Investing Activities:
Sales of fixed maturity securities available-for-sale	3,370,036	2,838,099
Maturities of fixed maturity securities available-for-sale	353,554	118,951
Purchases of fixed maturity securities available-for-sale	(4,414,097)	(3,496,639)
Cash invested in mortgage loans on real estate	(480,906)	(467,429)
Cash invested in policy loans	(52,914)	—
Cash invested in funds withheld at interest	(67,024)	(70,753)
Principal payments on mortgage loans on real estate	341,989	262,226
Principal payments on policy loans	47,435	33,314
Purchase of a business, net of cash acquired of $9,709	—	(2,805)
Purchase of property and equipment	(74,342)	—
Cash received under securities repurchase agreements	100,000	—
Change in short-term investments	93,116	235,260
Change in other invested assets	266,389	35,341
Net cash used in investing activities	(516,764)	(514,435)
Cash Flows from Financing Activities:
Dividends to stockholders	(64,587)	(56,465)
Repurchase and repayment of collateral finance facility securities	—	(119,255)
Net change in short-term debt	—	—
Proceeds from long-term debt issuance	100,000	398,492
Debt issuance costs	—	(3,400)
Principal payments of long-term debt	(192)	—
Purchases of treasury stock	(201,032)	(269,204)
Excess tax benefits from share-based payment arrangement	(3,088)	2,410
Exercise of stock options, net	17,010	9,212
Change in cash collateral for derivatives and other arrangements	83,283	(68,635)
Deposits on universal life and other investment type policies and contracts	84,036	120,250
Withdrawals on universal life and other investment type policies and contracts	(525,217)	(550,122)
Net cash used in financing activities	(509,787)	(536,717)
Effect of exchange rate changes on cash	(16,527)	(36,535)
Change in cash and cash equivalents	195,098	163,343
Cash and cash equivalents, beginning of period	923,647	1,259,892
Cash and cash equivalents, end of period	$1,118,745	$1,423,235
Supplementary information:
Cash paid for interest	$93,698	$75,003
Cash paid for income taxes, net of refunds	$37,833	$100,429

Business purchase information - see Note 14 - "Financing and Other Activities"
Non-cash supplementary information - see "Investments Transferred to the Company" in Note 4 - "Investments"
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Business and Basis of Presentation
Reinsurance Group of America, Incorporated (“RGA”) is an insurance holding company that was formed on December 31, 1992. The accompanying unaudited condensed consolidated financial statements of RGA and its subsidiaries (collectively, the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Results for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. There were no subsequent events, other than as disclosed in Note 16 - "Subsequent Event", that would require disclosure or adjustments to the accompanying condensed consolidated financial statements through the date the financial statements were issued. These unaudited condensed consolidated financial statements include the accounts of RGA and its subsidiaries, and all intercompany accounts and transactions have been eliminated. The Company has reclassified the presentation of certain prior-period information to conform to the current presentation. These condensed consolidated statements should be read in conjunction with the Company’s 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 27, 2014, as updated by the Company's Current Report on Form 8-K filed with the SEC on May 13, 2014 (the "2013 Annual Report").
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

2.	Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share on net income (in thousands, except per share information):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Earnings:
Net income (numerator for basic and diluted calculations)	$157,996	$137,955	$492,956	$273,878
Shares:
Weighted average outstanding shares (denominator for basic calculation)	68,643	70,865	69,426	72,342
Equivalent shares from outstanding stock options	692	526	675	498
Denominator for diluted calculation	69,335	71,391	70,101	72,840
Earnings per share:
Basic	$2.30	$1.95	$7.10	$3.79
Diluted	$2.28	$1.93	$7.03	$3.76
The calculation of common equivalent shares does not include the impact of options having a strike or conversion price that exceeds the average stock price for the earnings period, as the result would be antidilutive. The calculation of common equivalent shares also excludes the impact of outstanding performance contingent shares, as the conditions necessary for their issuance have not been satisfied as of the end of the reporting period. For the three months ended September 30, 2014, no stock options and approximately 0.8 million performance contingent shares were excluded from the calculation. For the three months ended September 30, 2013, no stock options and approximately 0.7 million performance contingent shares were excluded from the calculation. Year-to-date amounts for equivalent shares from outstanding stock options and performance contingent shares are the weighted average of the individual quarterly amounts.

3.	Accumulated Other Comprehensive Income
The balance of and changes in each component of accumulated other comprehensive income (loss) (“AOCI”) for the nine months ended September 30, 2014 and 2013 are as follows (dollars in thousands):

	Accumulated Other Comprehensive Income (Loss), Net of Income Tax
	Accumulated Currency Translation Adjustments	Unrealized Appreciation (Depreciation) of Investments(1)	Pension and Postretirement Benefits	Total
Balance, December 31, 2013	$207,083	$820,245	$(21,721)	$1,005,607
Other comprehensive income (loss) before reclassifications	(75,147)	591,373	(277)	515,949
Amounts reclassified to (from) AOCI	—	(23,661)	1,712	(21,949)
Net current-period other comprehensive income (loss)	(75,147)	567,712	1,435	494,000
Balance, September 30, 2014	$131,936	$1,387,957	$(20,286)	$1,499,607

	Accumulated Other Comprehensive Income (Loss), Net of Income Tax
	Accumulated Currency Translation Adjustments	Unrealized Appreciation (Depreciation) of Investments(1)	Pension and Postretirement Benefits	Total
Balance, December 31, 2012	$267,475	$1,877,657	$(36,230)	$2,108,902
Other comprehensive income (loss) before reclassifications	(75,798)	(936,847)	(82)	(1,012,727)
Amounts reclassified to (from) AOCI	—	1,527	2,299	3,826
Net current-period other comprehensive income (loss)	(75,798)	(935,320)	2,217	(1,008,901)
Balance, September 30, 2013	$191,677	$942,337	$(34,013)	$1,100,001

(1)	Includes cash flow hedges. See Note 5 - “Derivative Instruments” for additional information on cash flow hedges.
The following table presents the amounts of AOCI reclassifications for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Amount Reclassified from AOCI
	Three months ended September 30,		Nine months ended September 30,
Details about AOCI Components	2014	2013	2014	2013	Affected Line Item in Statement of Income
Unrealized gains and losses on available-for-sale securities	$2,218	$(12,736)	$30,549	$11,122	Investment related gains (losses), net
Gains and losses on cash flow hedge - interest rate swap	393	291	932	796	Investment income
Deferred policy acquisition costs attributed to unrealized gains and losses(1)	(4,237)	(602)	4,554	(15,433)
Total	(1,626)	(13,047)	36,035	(3,515)
Provision for income taxes	588	5,009	(12,374)	1,988
Net unrealized gains (losses), net of tax	$(1,038)	$(8,038)	$23,661	$(1,527)
Amortization of unrealized pension and postretirement benefits:
Prior service cost(2)	$(214)	$(152)	$(432)	$(459)
Actuarial gains/(losses)(2)	(850)	(1,087)	(2,202)	(3,078)
Total	(1,064)	(1,239)	(2,634)	(3,537)
Provision for income taxes	372	434	922	1,238
Amortization of unrealized pension and postretirement benefits, net of tax	$(692)	$(805)	$(1,712)	$(2,299)

Total reclassifications, net of tax	$(1,730)	$(8,843)	$21,949	$(3,826)

(1)	This AOCI component is included in the computation of the deferred policy acquisition cost. See Note 8 – “Deferred Policy Acquisition Costs” of the 2013 Annual Report for additional details.

(2)	These AOCI components are included in the computation of the net periodic pension cost. See Note 10 – “Employee Benefit Plans” for additional details.

4.	Investments
Fixed Maturity and Equity Securities Available-for-Sale
The following tables provide information relating to investments in fixed maturity and equity securities by sector as of September 30, 2014 and December 31, 2013 (dollars in thousands):

September 30, 2014:	Amortized	Unrealized	Unrealized	Estimated Fair	% of	Other-than- temporary impairments
	Cost	Gains	Losses	Value	Total	in AOCI
Available-for-sale:
Corporate securities	$13,413,102	$849,695	$72,341	$14,190,456	58.0%	$—
Canadian and Canadian provincial governments	2,726,064	989,925	1,651	3,714,338	15.2	—
Residential mortgage-backed securities	964,436	46,453	10,172	1,000,717	4.1	(300)
Asset-backed securities	993,028	22,054	9,034	1,006,048	4.1	354
Commercial mortgage-backed securities	1,404,648	85,609	8,435	1,481,822	6.0	(1,609)
U.S. government and agencies	462,675	19,063	1,752	479,986	1.9	—
State and political subdivisions	369,631	45,211	4,778	410,064	1.7	—
Other foreign government, supranational and foreign government-sponsored enterprises	2,119,357	82,424	9,761	2,192,020	9.0	—
Total fixed maturity securities	$22,452,941	$2,140,434	$117,924	$24,475,451	100.0%	$(1,555)
Non-redeemable preferred stock	$82,236	$7,051	$1,698	$87,589	54.1%
Other equity securities	74,726	866	1,230	74,362	45.9
Total equity securities	$156,962	$7,917	$2,928	$161,951	100.0%

December 31, 2013:	Amortized	Unrealized	Unrealized	Estimated Fair	% of	Other-than- temporary impairments
	Cost	Gains	Losses	Value	Total	in AOCI
Available-for-sale:
Corporate securities	$11,697,394	$616,147	$202,786	$12,110,755	56.4%	$—
Canadian and Canadian provincial governments	2,728,111	669,762	16,848	3,381,025	15.7	—
Residential mortgage-backed securities	970,434	38,126	18,917	989,643	4.6	(300)
Asset-backed securities	891,751	18,893	15,812	894,832	4.2	(2,259)
Commercial mortgage-backed securities	1,314,782	91,651	17,487	1,388,946	6.5	(1,609)
U.S. government and agencies	489,631	16,468	4,748	501,351	2.3	—
State and political subdivisions	313,252	21,907	14,339	320,820	1.5	—
Other foreign government, supranational and foreign government-sponsored enterprises	1,865,379	45,347	23,962	1,886,764	8.8	—
Total fixed maturity securities	$20,270,734	$1,518,301	$314,899	$21,474,136	100.0%	$(4,168)
Non-redeemable preferred stock	$81,993	$5,342	$5,481	$81,854	20.2%
Other equity securities	327,479	618	4,220	323,877	79.8
Total equity securities	$409,472	$5,960	$9,701	$405,731	100.0%

The Company enters into various collateral arrangements that require both the pledging and acceptance of fixed maturity securities as collateral with derivative and reinsurance counterparties. Pledged fixed maturity securities are included in fixed maturity securities, available-for-sale in the condensed consolidated balance sheets. Fixed maturity securities received as collateral are held in separate custodial accounts and are not recorded on the Company’s condensed consolidated balance sheets. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge collateral it receives; however, as of September 30, 2014 and December 31, 2013, none of the collateral received had been sold or re-pledged. The Company also holds securities in trust to satisfy collateral requirements under certain third-party reinsurance treaties. The following table includes fixed maturity securities pledged and received as collateral, and assets in trust held to satisfy collateral requirements under certain third-party reinsurance treaties as of September 30, 2014 and December 31, 2013 (dollars in millions):

	September 30, 2014		December 31, 2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity securities pledged as collateral	$72	$74	57	58
Fixed maturity securities received as collateral	n/a	126	n/a	94
Securities held in trust	9,350	9,917	7,843	8,125
The Company monitors its concentrations of financial instruments on an on-going basis, and mitigates credit risk by maintaining a diversified investment portfolio which limits exposure to any one issuer. The Company’s exposure to concentrations of credit risk of single issuers greater than 10% of the Company’s stockholders’ equity as of September 30, 2014 and December 31, 2013 is as follows (dollars in millions).

	September 30, 2014		December 31, 2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity securities guaranteed or issued by:
Canadian province of Ontario	$996	$1,312	$1,023	$1,222
Canadian province of Quebec	1,030	1,521	1,041	1,389
The amortized cost and estimated fair value of fixed maturity securities available-for-sale at September 30, 2014 are shown by contractual maturity in the table below (dollars in thousands). Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset and mortgage-backed securities are shown separately in the table below, as they are not due at a single maturity date.

	Amortized Cost	Fair Value
Available-for-sale:
Due in one year or less	$593,119	$599,642
Due after one year through five years	4,100,619	4,325,143
Due after five years through ten years	7,604,908	7,972,837
Due after ten years	6,792,183	8,089,242
Asset and mortgage-backed securities	3,362,112	3,488,587
Total	$22,452,941	$24,475,451
Corporate Fixed Maturity Securities
The tables below show the major industry types of the Company’s corporate fixed maturity holdings as of September 30, 2014 and December 31, 2013 (dollars in thousands):

September 30, 2014:		Estimated
	Amortized Cost	Fair Value	% of Total
Finance	$4,592,728	$4,827,880	34.0%
Industrial	7,310,121	7,740,313	54.6
Utility	1,510,253	1,622,263	11.4
Total	$13,413,102	$14,190,456	100.0%

December 31, 2013:		Estimated
	Amortized Cost	Fair Value	% of Total
Finance	$3,838,716	$3,983,623	32.9%
Industrial	6,607,100	6,824,063	56.3
Utility	1,240,353	1,292,305	10.7
Other	11,225	10,764	0.1
Total	$11,697,394	$12,110,755	100.0%

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

	Three months ended September 30,
	2014	2013
Balance, beginning of period	$7,284	$13,324
Additional impairments - credit loss OTTI recognized on securities previously impaired	—	134
Credit loss OTTI previously recognized on securities impaired to fair value during the period	—	—
Credit loss OTTI previously recognized on securities which matured, paid down, prepaid or were sold during the period	—	(1,762)
Balance, end of period	$7,284	$11,696

	Nine months ended September 30,
	2014	2013
Balance, beginning of period	$11,696	$16,675
Additional impairments - credit loss OTTI recognized on securities previously impaired	—	134
Credit loss OTTI previously recognized on securities impaired to fair value during the period	—	(1,449)
Credit loss OTTI previously recognized on securities which matured, paid down, prepaid or were sold during the period	(4,412)	(3,664)
Balance, end of period	$7,284	$11,696
Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale
The following table presents the total gross unrealized losses for the 1,030 and 1,396 fixed maturity and equity securities as of September 30, 2014 and December 31, 2013, respectively, where the estimated fair value had declined and remained below amortized cost by the indicated amount (dollars in thousands):

	September 30, 2014		December 31, 2013
	Gross Unrealized Losses	% of Total	Gross Unrealized Losses	% of Total
Less than 20%	$110,657	91.5%	$296,731	91.4%
20% or more for less than six months	683	0.6	6,444	2.0
20% or more for six months or greater	9,512	7.9	21,425	6.6
Total	$120,852	100.0%	$324,600	100.0%
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
The following tables present the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for 1,030 and 1,396 fixed maturity and equity securities that have estimated fair values below amortized cost as of September 30, 2014 and December 31, 2013, respectively (dollars in thousands). These investments are presented by class and grade of security, as well as the length of time the related fair value has remained below amortized cost.

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
September 30, 2014:	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
Corporate securities	$1,381,925	$20,285	$787,728	$41,002	$2,169,653	$61,287
Canadian and Canadian provincial governments	53,864	427	27,870	1,224	81,734	1,651
Residential mortgage-backed securities	91,041	1,139	148,006	8,672	239,047	9,811
Asset-backed securities	234,958	2,074	121,589	4,656	356,547	6,730
Commercial mortgage-backed securities	103,327	922	40,865	2,950	144,192	3,872
U.S. government and agencies	40,941	70	71,551	1,682	112,492	1,752
State and political subdivisions	40,692	124	45,205	4,654	85,897	4,778
Other foreign government, supranational and foreign government-sponsored enterprises	147,718	3,160	156,858	5,746	304,576	8,906
Total investment grade securities	2,094,466	28,201	1,399,672	70,586	3,494,138	98,787
Non-investment grade securities:
Corporate securities	428,285	8,710	31,577	2,344	459,862	11,054
Residential mortgage-backed securities	19,548	206	3,477	155	23,025	361
Asset-backed securities	9,642	161	9,514	2,143	19,156	2,304
Commercial mortgage-backed securities	—	—	6,446	4,563	6,446	4,563
Other foreign government, supranational and foreign government-sponsored enterprises	15,973	855	—	—	15,973	855
Total non-investment grade securities	473,448	9,932	51,014	9,205	524,462	19,137
Total fixed maturity securities	$2,567,914	$38,133	$1,450,686	$79,791	$4,018,600	$117,924
Non-redeemable preferred stock	$3,765	$287	$17,149	$1,411	$20,914	$1,698
Other equity securities	24,552	90	28,561	1,140	53,113	1,230
Total equity securities	$28,317	$377	$45,710	$2,551	$74,027	$2,928

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
December 31, 2013:	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
Corporate securities	$3,141,179	$148,895	$301,303	$40,548	$3,442,482	$189,443
Canadian and Canadian provincial governments	188,491	14,419	12,029	2,429	200,520	16,848
Residential mortgage-backed securities	283,967	15,900	23,068	1,688	307,035	17,588
Asset-backed securities	255,656	4,916	56,668	4,983	312,324	9,899
Commercial mortgage-backed securities	219,110	3,725	20,068	5,745	239,178	9,470
U.S. government and agencies	133,697	4,469	4,406	279	138,103	4,748
State and political subdivisions	120,193	9,723	15,202	4,616	135,395	14,339
Other foreign government, supranational and foreign government-sponsored enterprises	665,313	21,075	36,212	2,847	701,525	23,922
Total investment grade securities	5,007,606	223,122	468,956	63,135	5,476,562	286,257
Non-investment grade securities:
Corporate securities	283,603	9,451	38,256	3,892	321,859	13,343
Residential mortgage-backed securities	62,146	1,075	3,945	254	66,091	1,329
Asset-backed securities	28,670	415	32,392	5,498	61,062	5,913
Commercial mortgage-backed securities	15,762	81	10,980	7,936	26,742	8,017
Other foreign government, supranational and foreign government-sponsored enterprises	9,403	40	—	—	9,403	40
Total non-investment grade securities	399,584	11,062	85,573	17,580	485,157	28,642
Total fixed maturity securities	$5,407,190	$234,184	$554,529	$80,715	$5,961,719	$314,899
Non-redeemable preferred stock	$51,386	$5,479	$1	$2	$51,387	$5,481
Other equity securities	218,834	1,748	32,550	2,472	251,384	4,220
Total equity securities	$270,220	$7,227	$32,551	$2,474	$302,771	$9,701

As of September 30, 2014, the Company does not intend to sell these fixed maturity securities and does not believe it is more likely than not that it will be required to sell these fixed maturity securities before the recovery of the fair value up to the current amortized cost of the investment, which may be maturity. As of September 30, 2014, the Company has the ability and intent to hold the equity securities until the recovery of the fair value up to the current cost of the investment. However, unforeseen facts and circumstances may cause the Company to sell fixed maturity and equity securities in the ordinary course of managing its portfolio to meet certain diversification, credit quality, asset-liability management and liquidity guidelines.
Unrealized losses on non-investment grade securities as of September 30, 2014 are primarily related to high-yield corporate securities and commercial mortgage-backed securities. Unrealized losses decreased across all security types as interest rates decreased during the first nine months of 2014.

Investment Income, Net of Related Expenses
Major categories of investment income, net of related expenses, consist of the following (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Fixed maturity securities available-for-sale	$269,346	$243,938	$766,764	$723,772
Mortgage loans on real estate	39,070	33,013	102,535	89,618
Policy loans	13,825	15,743	41,014	49,103
Funds withheld at interest	124,685	80,024	345,484	376,495
Short-term investments	462	374	1,507	1,609
Other invested assets	15,416	9,411	48,937	36,712
Investment income	462,804	382,503	1,306,241	1,277,309
Investment expense	(15,698)	(13,137)	(44,153)	(38,578)
Investment income, net of related expenses	$447,106	$369,366	$1,262,088	$1,238,731
Investment Related Gains (Losses), Net
Investment related gains (losses), net consist of the following (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Fixed maturities and equity securities available for sale:
Other-than-temporary impairment losses on fixed maturity securities recognized in earnings	$(246)	$(332)	$(1,419)	$(10,643)
Impairment losses on equity securities	—	—	—	—
Gain on investment activity	8,819	21,560	51,773	70,085
Loss on investment activity	(6,355)	(30,434)	(19,815)	(48,406)
Other impairment losses and change in mortgage loan provision	(2,041)	233	(5,686)	(1,268)
Derivatives and other, net	22,141	(67,492)	200,563	56,381
Total investment related gains (losses), net	$22,318	$(76,465)	$225,416	$66,149
During the three months ended September 30, 2014 and 2013, the Company sold fixed maturity and equity securities with fair values of $225.6 million and $410.4 million at losses of $6.4 million and $30.4 million, respectively. During the nine months ended September 30, 2014 and 2013, the Company sold fixed maturity and equity securities with fair values of $683.5 million and $872.2 million at losses of $19.8 million and $48.4 million, respectively. The Company generally does not engage in short-term buying and selling of securities.
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
The Company also participates in a repurchase program in which securities, reflected as investments on the Company’s condensed consolidated balance sheets, are pledged to a third party. In return, the Company receives cash from the third party, which is reflected as a payable to the third party, included in other liabilities on the condensed consolidated balance sheets. The Company is required to maintain a minimum collateral balance with a fair value of 105% of the cash received.
Additionally, the Company participates in a repurchase/reverse repurchase program in which securities, reflected as investments on the Company’s condensed consolidated balance sheets, are pledged to a third party. In return, the Company receives securities from the third party with an estimated fair value equal to a minimum of 100% of the securities pledged. The securities received are not reflected on the Company’s condensed consolidated balance sheets.
The following table includes the amount of borrowed securities, repurchased securities pledged and repurchased/reverse repurchased securities pledged and received as of September 30, 2014 and December 31, 2013 (dollars in millions).

	September 30, 2014		December 31, 2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Borrowed securities	$204	$211	$93	$93
Repurchase program securities pledged	90	104	—	—
Repurchase program/reverse repurchase program:
Securities pledged	298	310	300	311
Securities received	n/a	341	n/a	344

Mortgage Loans on Real Estate
Mortgage loans represented approximately 7.4% and 7.7% of the Company’s total investments as of September 30, 2014 and December 31, 2013. The Company makes mortgage loans on income producing properties that are geographically diversified throughout the U.S. with the largest concentration being in California, which accounted for 19.6% and 23.3% of mortgage loans on real estate as of September 30, 2014 and December 31, 2013, respectively. Loan-to-value ratios at the time of loan approval are 75% or less. The distribution of mortgage loans, gross of valuation allowances, by property type is as follows as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014		December 31, 2013
	Recorded Investment	% of Total	Recorded Investment	% of Total
Apartment	$371,209	14.1%	$289,394	11.6%
Retail	792,978	30.2	748,731	30.0
Office building	859,402	32.8	917,284	36.7
Industrial	457,945	17.5	439,890	17.6
Other commercial	142,399	5.4	101,487	4.1
Total	$2,623,933	100.0%	$2,496,786	100.0%
The maturities of the mortgage loans, gross of valuation allowances, as of September 30, 2014 and December 31, 2013 are as follows (dollars in thousands):

	September 30, 2014		December 31, 2013
	Recorded Investment	% of Total	Recorded Investment	% of Total
Due within five years	$874,003	33.3%	$987,109	39.5%
Due after five years through ten years	1,155,740	44.0	984,289	39.4
Due after ten years	594,190	22.7	525,388	21.1
Total	$2,623,933	100.0%	$2,496,786	100.0%

Information regarding the Company’s credit quality indicators, as determined by the Company's internal evaluation methodology for its recorded investment in mortgage loans, gross of valuation allowances, as of September 30, 2014 and December 31, 2013 is as follows (dollars in thousands):

	September 30, 2014		December 31, 2013
Internal credit quality grade:	Recorded Investment	% of Total	Recorded Investment	% of Total
High investment grade	$1,347,805	51.4%	$1,437,244	57.5%
Investment grade	1,114,920	42.5	827,993	33.2
Average	112,183	4.3	155,914	6.2
Watch list	29,511	1.1	49,404	2.0
In or near default	19,514	0.7	26,231	1.1
Total	$2,623,933	100.0%	$2,496,786	100.0%
None of the payments due to the Company on its recorded investment in mortgage loans were delinquent as of September 30, 2014 and December 31, 2013.
The following table presents the recorded investment in mortgage loans, by method of measuring impairment, and the related valuation allowances as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014	December 31, 2013
Mortgage loans:
Individually measured for impairment	$19,514	$37,841
Collectively measured for impairment	2,604,419	2,458,945
Mortgage loans, gross of valuation allowances	2,623,933	2,496,786
Valuation allowances:
Individually measured for impairment	786	3,211
Collectively measured for impairment	6,056	6,895
Total valuation allowances	6,842	10,106
Mortgage loans, net of valuation allowances	$2,617,091	$2,486,680
Information regarding the Company’s loan valuation allowances for mortgage loans for the three and nine months ended September 30, 2014 and 2013 is as follows (dollars in thousands):

	Three months ended September 30,
	2014	2013
Balance, beginning of period	$9,692	$7,903
Recoveries	97	—
Charge-offs	(2,854)	—
Provision (release)	(93)	(234)
Balance, end of period	$6,842	$7,669

	Nine months ended September 30,
	2014	2013
Balance, beginning of period	$10,106	$11,580
Recoveries	121	—
Charge-offs	(2,854)	(2,148)
Provision (release)	(531)	(1,763)
Balance, end of period	$6,842	$7,669

Information regarding the portion of the Company’s mortgage loans that were impaired as of September 30, 2014 and December 31, 2013 is as follows (dollars in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Carrying Value
September 30, 2014:
Impaired mortgage loans with no valuation allowance recorded	$9,750	$9,148	$—	$9,148
Impaired mortgage loans with valuation allowance recorded	10,329	10,366	786	9,580
Total impaired mortgage loans	$20,079	$19,514	$786	$18,728
December 31, 2013:
Impaired mortgage loans with no valuation allowance recorded	$21,698	$21,100	$—	$21,100
Impaired mortgage loans with valuation allowance recorded	16,772	16,741	3,211	13,530
Total impaired mortgage loans	$38,470	$37,841	$3,211	$34,630

The Company’s average investment in impaired mortgage loans and the related interest income are reflected in the table below for the periods indicated (dollars in thousands):
	Three months ended September 30,
	2014		2013
	Average Recorded Investment(1)	Interest Income	Average Recorded Investment(1)	Interest Income
Impaired mortgage loans with no valuation allowance recorded	$9,159	$225	$13,631	$349
Impaired mortgage loans with valuation allowance recorded	14,870	26	21,490	266
Total	$24,029	$251	$35,121	$615

	Nine months ended September 30,
	2014		2013
	Average Recorded Investment(1)	Interest Income	Average Recorded Investment(1)	Interest Income
Impaired mortgage loans with no valuation allowance recorded	$14,856	$614	$13,504	$533
Impaired mortgage loans with valuation allowance recorded	14,705	478	24,337	801
Total	$29,561	$1,092	$37,841	$1,334
(1) Average recorded investment represents the average loan balances as of the beginning of period and all subsequent quarterly end of period balances.

The Company did not acquire any impaired mortgage loans during the nine months ended September 30, 2014 and 2013. The Company had no mortgage loans that were on nonaccrual status at September 30, 2014 and December 31, 2013.
Policy Loans
Policy loans comprised approximately 3.5% and 3.8% of the Company’s total investments as of September 30, 2014 and December 31, 2013, respectively, substantially all of which are associated with one client. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due to the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. As policy loans represent premature distributions of policy liabilities, they have the effect of reducing future disintermediation risk. In addition, the Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.

Funds Withheld at Interest
Funds withheld at interest comprised approximately 16.8% and 17.8% of the Company’s total investments as of September 30, 2014 and December 31, 2013, respectively. Of the $6.0 billion funds withheld at interest balance, net of embedded derivatives, as of September 30, 2014, $4.3 billion of the balance is associated with one client. For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance funds withheld basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company and are reflected as funds withheld at interest on the Company’s condensed consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances with amounts owed to the Company from the ceding company. The Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance.
Other Invested Assets
Other invested assets include equity securities, limited partnership interests, real estate joint ventures, structured loans, derivative contracts, fair value option ("FVO") contractholder-directed unit-linked investments, Federal Home Loan Bank of Des Moines ("FHLB") common stock (included in other in the table below), and real estate held-for-investment (included in other in the table below). The fair value option was elected for contractholder-directed investments supporting unit-linked variable annuity type liabilities which do not qualify for presentation and reporting as separate accounts. Other invested assets represented approximately 3.3% and 4.1% of the Company’s total investments as of September 30, 2014 and December 31, 2013, respectively. Carrying values of these assets as of September 30, 2014 and December 31, 2013 are as follows (dollars in thousands):

	September 30, 2014	December 31, 2013
Equity securities	$161,950	$405,731
Limited partnerships and real estate joint ventures	439,695	411,456
Structured loans	182,977	223,549
Derivatives	163,554	75,227
FVO contractholder-directed unit-linked investments	142,125	138,892
Other	74,720	70,105
Total other invested assets	$1,165,021	$1,324,960
Investments Transferred to the Company
During the nine months ended September 30, 2014 the Company executed reinsurance transactions that resulted in the transfer of securities with an estimated fair value of $1,580.1 million at the date of transfer. There were no securities transferred to the Company for the nine months ended September 30, 2013. Securities transferred to the Company are considered non-cash transactions in the condensed consolidated statement of cash flows.

5.    Derivative Instruments
Derivatives, except longevity and mortality swaps, and embedded derivatives, are carried on the Company’s condensed consolidated balance sheets in other invested assets or other liabilities, at fair value. Longevity and mortality swaps are included on the condensed consolidated balance sheets in other assets or other liabilities, at fair value. Embedded derivative liabilities on modified coinsurance or funds withheld arrangements are included on the condensed consolidated balance sheets with the host contract in funds withheld at interest, at fair value. Embedded derivative liabilities on indexed annuity and variable annuity products are included on the condensed consolidated balance sheets with the host contract in interest-sensitive contract liabilities, at fair value. The following table presents the notional amounts and gross fair value of derivative instruments prior to taking into account the netting effects of master netting agreements as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014			December 31, 2013
	Notional	Carrying Value/Fair Value		Notional	Carrying Value/Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	$1,135,243	$64,064	$4,933	$1,592,943	$32,555	$21,873
Interest rate options	240,000	6,705	—	240,000	2,554	—
Financial futures	215,732	—	—	123,780	—	—
Foreign currency forwards	40,000	—	10,408	79,618	—	12,772
Consumer price index swaps	58,780	32	133	59,922	—	309
Credit default swaps	763,700	10,384	2,881	682,700	10,438	2,156
Equity options	571,236	40,966	—	757,352	33,902	—
Longevity swaps	350,000	4,407	—	—	—	—
Mortality swaps	50,000	—	320	—	—	—
Synthetic guaranteed investment contracts	5,651,263	—	—	4,629,859	—	—
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	—	36,617	—	—	—	176,270
Indexed annuity products	—	—	911,549	—	—	838,670
Variable annuity products	—	—	106,378	—	—	30,055
Total non-hedging derivatives	9,075,954	163,175	1,036,602	8,166,174	79,449	1,082,105
Derivatives designated as hedging instruments:
Interest rate swaps	120,000	—	10,634	49,131	—	4,606
Foreign currency swaps	682,206	52,236	—	728,674	21,903	620
Total hedging derivatives	802,206	52,236	10,634	777,805	21,903	5,226
Total derivatives	$9,878,160	$215,411	$1,047,236	$8,943,979	$101,352	$1,087,331
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

The following table provides information relating to the Company’s derivative instruments as of September 30, 2014 and December 31, 2013 (dollars in thousands):

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash Collateral Pledged/ Received	Net Amount
September 30, 2014:
Derivative assets	$178,794	$(10,833)	$167,961	$(31,421)	$(117,525)	$19,015
Derivative liabilities	29,309	(10,833)	18,476	(31,334)	(941)	(13,799)
December 31, 2013:
Derivative assets	$101,352	$(26,125)	$75,227	$(11,095)	$(51,006)	$13,126
Derivative liabilities	42,336	(26,125)	16,211	(18,081)	(8,033)	(9,903)
Accounting for Derivative Instruments and Hedging Activities
The Company does not enter into derivative instruments for speculative purposes. As discussed below under “Non-qualifying Derivatives and Derivatives for Purposes Other Than Hedging,” the Company uses various derivative instruments for risk management purposes that either do not qualify or have not been qualified for hedge accounting treatment, including derivatives used to economically hedge changes in the fair value of liabilities associated with the reinsurance of variable annuities with guaranteed living benefits. As of September 30, 2014 and December 31, 2013, the Company held interest rate swaps that were designated and qualified as cash flow hedges of interest rate risk, held foreign currency swaps that were designated and qualified as hedges of a portion of its net investment in its foreign operations and had derivative instruments that were not designated as hedging instruments. See Note 2 – “Summary of Significant Accounting Policies” of the Company’s 2013 Annual Report for a detailed discussion of the accounting treatment for derivative instruments, including embedded derivatives. Derivative instruments are carried at fair value and generally require an insignificant amount of cash at inception of the contracts.
Cash Flow Hedges
The Company designates and accounts for certain interest rate swaps, in which the cash flows are denominated in different currencies, commonly referred to as cross-currency swaps, as cash flow hedges when they meet the requirements of the general accounting principles for Derivatives and Hedging.
The following table presents the components of AOCI, before income tax, and the condensed consolidated income statement classification where the gain or loss is recognized related to cash flow hedges for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Three months ended September 30,
	2014	2013
Accumulated other comprehensive income (loss), balance beginning of period	$457	$(5,037)
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	(10,679)	2,583
Amounts reclassified to investment income	(393)	(291)
Accumulated other comprehensive income (loss), balance end of period	$(10,615)	$(2,745)

	Nine months ended September 30,
	2014	2013
Accumulated other comprehensive income (loss), balance beginning of period	$(4,578)	$403
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	(5,105)	(2,352)
Amounts reclassified to investment income	(932)	(796)
Accumulated other comprehensive income (loss), balance end of period	$(10,615)	$(2,745)
As of September 30, 2014, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $1.1 million. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to investment income over the term of the investment cash flows. There were no hedged forecasted transactions, other than the receipt or payment of variable interest payments on existing financial instruments, for the three and nine months ended September 30, 2014 and 2013.

The following table presents the effects of derivatives in cash flow hedging relationships on the condensed consolidated statements of income and AOCI for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gains (Losses) Deferred in AOCI on Derivatives	Amount and Location of Gains (Losses) Reclassified from AOCI into Income (Loss)		Amount and Location of Gains (Losses) Recognized in Income (Loss) on Derivatives
	(Effective Portion)	(Effective Portion)		(Ineffective Portion and Amounts Excluded from Effectiveness Testing)
		Investment Related Gains (Losses)	Investment Income	Investment Related Gains (Losses)	Investment Income
For the three months ended September 30, 2014:
Interest rate swaps	$(10,679)	$—	$393	$8	$—
For the three months ended September 30, 2013:
Interest rate swaps	$2,583	$—	$291	$(3)	$—
For the nine months ended September 30, 2014:
Interest rate swaps	$(5,105)	$—	$932	$9	$—
For the nine months ended September 30, 2013:
Interest rate swaps	$(2,352)	$—	$796	$11	$—
Hedges of Net Investments in Foreign Operations
The Company uses foreign currency swaps to hedge a portion of its net investment in certain foreign operations against adverse movements in exchange rates. The following table illustrates the Company’s net investments in foreign operations (“NIFO”) hedges for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Derivative Gains (Losses) Deferred in AOCI
	For the three months ended September 30,		For the nine months ended September 30,
Type of NIFO Hedge (1) (2)	2014	2013	2014	2013
Foreign currency swaps	$27,931	$(14,600)	$28,675	$20,235

(1)
There were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from accumulated other comprehensive income (loss) into investment income during the periods presented.

(2)	There was no ineffectiveness recognized for the Company’s hedges of net investments in foreign operations.

The cumulative foreign currency translation gain recorded in AOCI related to these hedges was $52.6 million and $23.9 million at September 30, 2014 and December 31, 2013, respectively. If a foreign operation was sold or substantially liquidated, the amounts in AOCI would be reclassified to the condensed consolidated statements of income. A pro rata portion would be reclassified upon partial sale of a foreign operation.
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
A summary of the effect of non-hedging derivatives, including embedded derivatives, on the Company’s income statement for the three and nine months ended September 30, 2014 and 2013 is as follows (dollars in thousands):

		Gain (Loss) for the three months ended September 30,
Type of Non-hedging Derivative	Income Statement Location of Gain (Loss)	2014	2013
Interest rate swaps	Investment related gains (losses), net	$9,121	$(8,221)
Interest rate options	Investment related gains (losses), net	865	(2,374)
Financial futures	Investment related gains (losses), net	6,446	(1,140)
Foreign currency forwards	Investment related gains (losses), net	(5,277)	629
CPI swaps	Investment related gains (losses), net	(274)	(39)
Credit default swaps	Investment related gains (losses), net	(1,389)	10,807
Equity options	Investment related gains (losses), net	1,018	(24,113)
Longevity swaps	Other revenues	4,499	—
Mortality swaps	Other revenues	(320)	—
Subtotal		14,689	(24,451)
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	Investment related gains (losses), net	56,811	(67,461)
Indexed annuity products	Interest credited	(35,650)	28,379
Variable annuity products	Investment related gains (losses), net	(47,479)	19,829
Total non-hedging derivatives		$(11,629)	$(43,704)

		Gain (Loss) for the nine months ended September 30,
Type of Non-hedging Derivative	Income Statement Location of Gain (Loss)	2014	2013
Interest rate swaps	Investment related gains (losses), net	$61,025	$(68,900)
Interest rate options	Investment related gains (losses), net	4,151	(8,373)
Financial futures	Investment related gains (losses), net	(2,822)	(7,306)
Foreign currency forwards	Investment related gains (losses), net	(2,945)	(7,988)
CPI swaps	Investment related gains (losses), net	193	(2,027)
Credit default swaps	Investment related gains (losses), net	1,280	17,138
Equity options	Investment related gains (losses), net	(16,748)	(59,784)
Longevity swaps	Other revenues	4,499	—
Mortality swaps	Other revenues	(320)	—
Subtotal		48,313	(137,240)
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	Investment related gains (losses), net	212,887	70,514
Indexed annuity products	Interest credited	(86,775)	(32,637)
Variable annuity products	Investment related gains (losses), net	(76,323)	106,952
Total non-hedging derivatives		$98,102	$7,589
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

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of credit default swaps sold by the Company at September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014			December 31, 2013
Rating Agency Designation of Referenced Credit Obligations(1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)
AAA/AA-/A+/A/A-
Single name credit default swaps	$1,356	$140,500	4.8	$614	$117,500	5.1
Credit default swaps referencing indices	—	—	—	—	—	—
Subtotal	1,356	140,500	4.8	614	117,500	5.1
BBB+/BBB/BBB-
Single name credit default swaps	(161)	212,200	5.2	656	142,200	4.9
Credit default swaps referencing indices	6,515	406,000	4.7	7,295	405,000	5.0
Subtotal	6,354	618,200	4.9	7,951	547,200	5.0
BB+
Single name credit default swaps	(207)	5,000	4.7	—	—	—
Credit default swaps referencing indices	—	—	—	—	—	—
Subtotal	(207)	5,000	4.7	—	—	—
Total	$7,503	$763,700	4.9	$8,565	$664,700	4.4

(1)	The rating agency designations are based on ratings from Standard and Poor’s (“S&P”).

(2)	Assumes the value of the referenced credit obligations is zero.

(3)	The weighted average years to maturity of the credit default swaps is calculated based on weighted average notional amounts.
The Company also purchases credit default swaps to reduce its risk against a drop in bond prices due to credit concerns of certain bond issuers. If a credit event, as defined by the contract, occurs, the Company is able to put the bond back to the counterparty at par.
Longevity Swaps
The Company enters into longevity swaps in the form of out-of-the-money options, which provide protection against changes in mortality improvement to retirement plans and insurers of such plans. With a longevity swap transaction, the Company agrees with another party to exchange a proportion of a notional value. The proportion is determined by the difference between a predefined benefit, and the realized benefit plus the future expected benefit, calculated by reference to a population index for a fixed premium.
Mortality Swaps
Mortality swaps are used by the Company to hedge risk from changes in mortality experience associated with its reinsurance of life insurance risk. The Company agrees with another party to exchange, at specified intervals, a proportion of a notional value determined by the difference between a predefined expected and realized claim amount on a designated population index, for a fixed percentage (premium) each term.
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

Embedded Derivatives
The Company has certain embedded derivatives which are required to be separated from their host contracts and reported as derivatives. Host contracts include reinsurance treaties structured on a modified coinsurance (“modco”) or funds withheld basis. Changes in fair values of embedded derivatives on modco or funds withheld treaties are net of an increase (decrease) in investment related gains (losses), net of $(0.5) million and $1.0 million for the three months, and $(1.8) million and $(1.0) million for the nine months ended September 30, 2014 and 2013, respectively, associated with the Company’s own credit risk. Changes in fair values of embedded derivatives on variable annuity contracts are net of an increase (decrease) in investment related gains (losses), net of $1.0 million and $(3.7) million for the three months, and $1.6 million and $(8.6) million for the nine months ended September 30, 2014 and 2013, respectively, associated with the Company’s own credit risk. Additionally, the Company reinsures equity-indexed annuity and variable annuity contracts with benefits that are considered embedded derivatives, including guaranteed minimum withdrawal benefits, guaranteed minimum accumulation benefits, and guaranteed minimum income benefits. The related gains (losses) and the effect on net income after amortization of deferred acquisition costs (“DAC”) and income taxes for the three and nine months ended September 30, 2014 and 2013 are reflected in the following table (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Embedded derivatives in modco or funds withheld arrangements included in investment related gains	$56,812	$(67,461)	$212,888	$70,514
After the associated amortization of DAC and taxes, the related amounts included in net income	13,353	(15,693)	49,394	19,842
Embedded derivatives in variable annuity contracts included in investment related gains	(47,479)	19,829	(76,323)	106,954
After the associated amortization of DAC and taxes, the related amounts included in net income	26,542	11,052	6,388	52,326
Amounts related to embedded derivatives in equity-indexed annuities included in benefits and expenses	(35,650)	28,379	(86,775)	(32,637)
After the associated amortization of DAC and taxes, the related amounts included in net income	(23,920)	6,622	(57,896)	(53,772)
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

The Company’s credit exposure related to derivative contracts is generally limited to the fair value at the reporting date plus or minus any collateral posted or held by the Company. The Company’s credit exposure to non-investment swaps is minimal, as mortality swaps are fully collateralized by a counterparty and longevity swaps would require posting of collateral only upon the occurrence of certain agreed upon events. Information regarding the Company’s credit exposure related to its over-the-counter derivative contracts, centrally cleared derivative contracts and margin account for exchange-traded futures, excluding longevity and mortality swaps, at September 30, 2014 and December 31, 2013 are reflected in the following table (dollars in thousands):

	September 30, 2014	December 31, 2013
Estimated fair value of derivatives in net asset position	$145,398	$59,016
Cash provided as collateral(1)	941	8,033
Securities pledged to counterparties as collateral(2)	31,334	18,081
Cash pledged from counterparties as collateral(3)	(117,525)	(51,006)
Securities pledged from counterparties as collateral(4)	(31,421)	(11,095)
Initial margin for cleared derivatives	(14,289)	(13,350)
Net credit exposure	$14,438	$9,679
Margin account related to exchange-traded futures(5)	$6,555	$2,566

(1)	Consists of receivable from counterparty, included in other assets.

(2)	Included in other invested assets, primarily consists of U.S. Treasury securities.

(3)	Included in cash and cash equivalents, with obligation to return cash collateral recorded in other liabilities.

(4)	Consists of U.S. Treasury securities.

(5)	Included in cash and cash equivalents.

6.	Fair Value of Assets and Liabilities
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
Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the related assets or liabilities. Level 3 assets and liabilities include those whose value is determined using market standard valuation techniques described above. When observable inputs are not available, the market standard techniques for determining the estimated fair value of certain securities that trade infrequently, and therefore have little transparency, rely on inputs that are significant to the estimated fair value and that are not observable in the market or cannot be derived principally from or corroborated by observable market data. These unobservable inputs can be based in large part on management judgment or estimation and cannot be supported by reference to market activity. Even though unobservable, management believes these inputs are based on assumptions deemed appropriate given the circumstances and consistent with what other market participants would use when pricing similar assets and liabilities. For the Company’s invested assets, this category generally includes corporate securities (primarily private placements and bank loans), asset-backed securities (including collateralized debt obligations and those with exposure to subprime mortgages), and to a lesser extent, certain residential and commercial mortgage-backed securities, among others. Prices are determined using valuation methodologies such as discounted cash flow models and other similar techniques. Non-binding broker quotes, which are utilized when pricing service information is not available, are reviewed for reasonableness based on the Company’s understanding of the market, and are generally considered Level 3. Under certain circumstances, based on its observations of transactions in active markets, the Company may conclude the prices received from independent third party pricing services or brokers are not reasonable or reflective of market activity. In those instances, the Company would apply internally developed valuation techniques to the related assets or liabilities. Additionally, the Company’s embedded derivatives, all of which are associated with reinsurance treaties, are classified in Level 3 since their values include significant unobservable inputs.
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

Assets and Liabilities by Hierarchy Level
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 are summarized below (dollars in thousands):

September 30, 2014:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
Corporate securities	$14,190,456	$115,707	$12,697,745	$1,377,004
Canadian and Canadian provincial governments	3,714,338	—	3,714,338	—
Residential mortgage-backed securities	1,000,717	—	813,215	187,502
Asset-backed securities	1,006,048	—	461,416	544,632
Commercial mortgage-backed securities	1,481,822	—	1,386,303	95,519
U.S. government and agencies securities	479,986	389,358	60,240	30,388
State and political subdivision securities	410,064	—	367,559	42,505
Other foreign government supranational and foreign government-sponsored enterprises	2,192,020	279,826	1,901,682	10,512
Total fixed maturity securities – available-for-sale	24,475,451	784,891	21,402,498	2,288,062
Funds withheld at interest – embedded derivatives	36,617	—	—	36,617
Cash equivalents	425,636	425,636	—	—
Short-term investments	16,219	8,414	7,805	—
Other invested assets:
Non-redeemable preferred stock	87,589	87,589	—	—
Other equity securities	74,361	74,361	—	—
Derivatives:
Interest rate swaps	56,092	—	56,092	—
Interest rate options	6,705		6,705	—
CPI swaps	(101)	—	(101)	—
Credit default swaps	7,656	—	7,656	—
Equity options	40,966	—	40,966	—
Foreign currency swaps	52,236	—	52,236	—
FVO contractholder-directed unit-linked investments	142,125	136,450	5,675	—
Other	9,591	9,591	—	—
Total other invested assets	477,220	307,991	169,229	—
Other assets – longevity swaps	4,407	—	—	4,407
Total	$25,435,550	$1,526,932	$21,579,532	$2,329,086
Liabilities:
Interest sensitive contract liabilities – embedded derivatives	$1,017,927	$—	$—	$1,017,927
Other liabilities:
Derivatives:
Interest rate swaps	7,595	—	7,595	—
Foreign currency forwards	10,408	—	10,408	—
Credit default swaps	153	—	153	—
Mortality swaps	320	—	—	320
Total	$1,036,403	$—	$18,156	$1,018,247

December 31, 2013:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
Corporate securities	$12,110,755	$68,934	$10,696,532	$1,345,289
Canadian and Canadian provincial governments	3,381,025	—	3,381,025	—
Residential mortgage-backed securities	989,643	—	836,138	153,505
Asset-backed securities	894,832	—	422,984	471,848
Commercial mortgage-backed securities	1,388,946	—	1,287,161	101,785
U.S. government and agencies securities	501,351	396,092	64,340	40,919
State and political subdivision securities	320,820	—	277,044	43,776
Other foreign government, supranational and foreign government-sponsored enterprises	1,886,764	304,487	1,544,280	37,997
Total fixed maturity securities – available-for-sale	21,474,136	769,513	18,509,504	2,195,119
Funds withheld at interest – embedded derivatives	(176,270)	—	—	(176,270)
Cash equivalents	371,345	371,345	—	—
Short-term investments	111,572	105,649	5,923	—
Other invested assets:
Non-redeemable preferred stock	81,854	74,220	2,672	4,962
Other equity securities	323,877	323,877	—	—
Derivatives:
Interest rate swaps	9,904	—	9,904	—
Interest rate options	2,554	—	2,554	—
CPI swaps	(309)	—	(309)	—
Credit default swaps	7,926	—	7,926	—
Equity options	33,869	—	33,869	—
Foreign currency swaps	21,283	—	21,283	—
FVO contractholder-directed unit-linked investments	138,892	132,643	6,249	—
Other	9,142	9,142	—	—
Total other invested assets	628,992	539,882	84,148	4,962
Total	$22,409,775	$1,786,389	$18,599,575	$2,023,811
Liabilities:
Interest sensitive contract liabilities – embedded derivatives	$868,725	$—	$—	$868,725
Other liabilities:
Derivatives:
Interest rate swaps	3,828	—	3,828	—
Foreign currency forwards	12,772	—	12,772	—
Credit default swaps	(356)	—	(356)	—
Equity options	(33)	—	(33)	—
Total	$884,936	$—	$16,211	$868,725
The Company may utilize information from third parties, such as pricing services and brokers, to assist in determining the fair value for certain assets and liabilities; however, management is ultimately responsible for all fair values presented in the Company’s condensed consolidated financial statements. This includes responsibility for monitoring the fair value process, ensuring objective and reliable valuation practices and pricing of assets and liabilities, and approving changes to valuation methodologies and pricing sources. The selection of the valuation technique(s) to apply considers the definition of an exit price and the nature of the asset or liability being valued and significant expertise and judgment is required.

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

Derivative Assets and Derivative Liabilities – All of the derivative instruments utilized by the Company, except for longevity and mortality swaps, are classified within Level 2 on the fair value hierarchy. These derivatives are principally valued using an income approach. Valuations of interest rate contracts are based on present value techniques, which utilize significant inputs that may include the swap yield curve, LIBOR basis curves, and repurchase rates. Valuations of foreign currency contracts, are based on present value techniques, which utilize significant inputs that may include the swap yield curve, LIBOR basis curves, currency spot rates, and cross currency basis curves. Valuations of credit contracts are based on present value techniques, which utilize significant inputs that may include the swap yield curve, credit curves, and recovery rates. Valuations of equity market contracts, non-option-based, are based on present value techniques, which utilize significant inputs that may include the swap yield curve, spot equity index levels, and dividend yield curves. Valuations of equity market contracts, option-based, are based on option pricing models, which utilize significant inputs that may include the swap yield curve, spot equity index levels, dividend yield curves, and equity volatility. The Company does not currently have derivatives, except for longevity and mortality swaps, included in Level 3 measurement.
Longevity and Mortality Swaps – The Company utilizes a discounted cash flow model to estimate the fair value of longevity and mortality swaps. The fair value of these swaps includes an accrual for premiums payable. Some inputs to the valuation model are generally observable, such as interest rates and actual population mortality experience. The valuation also requires significant inputs that are generally not observable and, accordingly, the valuation is considered Level 3 in the fair value hierarchy.
Level 3 Measurements and Transfers
As of September 30, 2014 and December 31, 2013, respectively, the Company classified approximately 9.3% and 10.2% of its fixed maturity securities in the Level 3 category. These securities primarily consist of private placement corporate securities and bank loans with inactive trading markets. Additionally, the Company has included asset-backed securities with subprime exposure and mortgage-backed securities with below investment grade ratings in the Level 3 category due to market uncertainty associated with these securities and the Company’s utilization of unobservable information from third parties for the valuation of these securities.

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

The actuarial assumptions used in the fair value of longevity and mortality swaps include assumptions related to the level and volatility of mortality. The assumptions are based on studies performed by the Company in combination with available industry information and are reviewed on a periodic basis, at least annually.
The following table presents quantitative information about significant unobservable inputs used in Level 3 fair value measurements that are developed by the Company, which does not include unobservable Level 3 asset and liability measurements provided by third parties, as of September 30, 2014 and December 31, 2013 (dollars in thousands):

September 30, 2014:		Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	Fair Value
Assets:
State and political subdivision securities	$4,948	Market comparable securities	Liquidity premium	1%
Corporate securities	248,352	Market comparable securities	Liquidity premium	0-2% (1%)
U.S. government and agencies	30,388	Market comparable securities	Liquidity premium	0-1% (1%)
Funds withheld at interest- embedded derivatives	36,617	Total return swap	Mortality	0-100% (2%)
			Lapse	0-35% (7%)
			Withdrawal	0-5% (3%)
			Own Credit	0-5% (1%)
			Crediting rate	2-4% (3%)
Longevity swaps	4,407	Discounted cash flow	Mortality	0-100% (2%)
			Mortality improvement	(10%)-10% (3%)
Liabilities:
Interest sensitive contract liabilities- embedded derivatives- indexed annuities	911,549	Discounted cash flow	Mortality	0-100% (2%)
			Lapse	0-35% (7%)
			Withdrawal	0-5% (3%)
			Option budget projection	2-4% (3%)

Interest sensitive contract liabilities- embedded derivatives- variable annuities	106,378	Discounted cash flow	Mortality	0-100% (2%)
			Lapse	0-25% (8%)
			Withdrawal	0-7% (2%)
			Own Credit	0-5% (1%)
			Long-term volatility	0-27% (15%)
Mortality swaps	320	Discounted cash flow	Mortality	0-100% (1%)

December 31, 2013:	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)

Assets:
State and political subdivision securities	$29,024	Market comparable securities	Liquidity premium	1%
Corporate securities	312,887	Market comparable securities	Liquidity premium	0-2% (1%)
U.S. government and agencies	37,539	Market comparable securities	Liquidity premium	0-1% (1%)
Funds withheld at interest- embedded derivatives	(176,270)	Total return swap	Mortality	0-100% (2%)
			Lapse	0-35% (7%)
			Withdrawal	0-5% (3%)
			Own Credit	0-1% (1%)
			Crediting Rate	2-4% (3%)

Liabilities:
Interest sensitive contract liabilities- embedded derivatives- indexed annuities	838,670	Discounted cash flow	Mortality	0-100% (2%)
			Lapse	0-35% (7%)
			Withdrawal	0-5% (3%)
			Option budget projection	2-4% (3%)

Interest sensitive contract liabilities- embedded derivatives- variable annuities	30,055	Discounted cash flow	Mortality	0-100% (2%)
			Lapse	0-25% (6%)
			Withdrawal	0-7% (3%)
			Own Credit	0-1% (1%)
			Long-term volatility	0-27% (10%)
The Company recognizes transfers of assets and liabilities into and out of levels within the fair value hierarchy at the beginning of the quarter in which the actual event or change in circumstances that caused the transfer occurs. Assets and liabilities transferred into Level 3 are due to a lack of observable market transactions and price information. Assets and liabilities are transferred out of Level 3 when circumstances change such that significant inputs can be corroborated with market observable data. This may be due to a significant increase in market activity for the asset or liability, a specific event, one or more significant input(s) becoming observable. Transfers out of Level 3 were primarily the result of the Company using observable pricing information or a third party pricing quotation that appropriately reflects the fair value of those assets and liabilities, without the need for adjustment based on the Company’s own assumptions regarding the characteristics of specific assets and liabilities or the current liquidity in the market. In addition, certain transfers out of Level 3 were also due to increased observations of market transactions and price information for those assets and liabilities.

Transfers from Level 1 to Level 2 are due to the lack of observable market data when pricing these securities, while transfers from Level 2 to Level 1 are due to an increase in the availability of market observable data in an active market. The following tables present the transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Three months ended September 30,
	2014		2013
	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1
Fixed maturity securities - available-for-sale:
Corporate securities	$—	$5,888	$—	$—
Total fixed maturity securities - available-for-sale	$—	$5,888	$—	$—

	Nine months ended September 30,
	2014		2013
	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1
Fixed maturity securities - available-for-sale:
Corporate securities	$—	$15,946	$—	$14,012
Total fixed maturity securities - available-for-sale	$—	$15,946	$—	$14,012
The tables below provide a summary of the changes in fair value of Level 3 assets and liabilities for the three and nine months ended September 30, 2014, as well as the portion of gains or losses included in income for the three and nine months ended September 30, 2014 attributable to unrealized gains or losses related to those assets and liabilities still held at September 30, 2014 (dollars in thousands):

For the three months ended September 30, 2014:	Fixed maturity securities - available-for-sale
	Corporate securities	Residential mortgage- backed securities	Asset-backed securities	Commercial mortgage- backed securities	U.S. Government and agencies securities	State and political subdivision securities
Fair value, beginning of period	$1,287,940	$185,547	$556,160	$97,914	$32,994	$45,767
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(1,332)	(122)	1,919	523	(134)	9
Investment related gains (losses), net	(107)	37	740	7	(63)	(4)
Claims & other policy benefits	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—	—
Included in other comprehensive income	(13,424)	(462)	(1,116)	(2,248)	(115)	431
Purchases(1)	180,319	16,395	24,152	6,180	167	—
Sales(1)	(590)	—	(2,053)	—	—	—
Settlements(1)	(76,968)	(16,104)	(30,104)	(1,315)	(2,461)	(66)
Transfers into Level 3	3,327	2,211	—	—	—	—
Transfers out of Level 3	(2,161)	—	(5,066)	(5,542)	—	(3,632)
Fair value, end of period	$1,377,004	$187,502	$544,632	$95,519	$30,388	$42,505
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(1,335)	$(121)	$1,689	$523	$(134)	$9
Investment related gains (losses), net	—	—	—	—	—	—
Claims & other policy benefits	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—	—

For the three months ended September 30, 2014 (continued):	Fixed maturity securities available-for-sale
	Other foreign government, supranational and foreign government-sponsored enterprises	Funds withheld at interest- embedded derivative	Other assets longevity swaps	Interest sensitive contract liabilities embedded derivatives	Other liabilities mortality swaps
Fair value, beginning of period	$10,888	$(20,194)	$—	$(940,236)	$—
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	—	—	—	—	—
Investment related gains (losses), net	—	56,811	—	(47,479)	—
Claims & other policy benefits	—	—	—	—	—
Interest credited	—	—	—	(35,651)	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—
Included in other comprehensive income	(72)	—	(92)	—	—
Other revenues	—	—	4,499	—	(320)
Purchases(1)	—	—	—	(11,912)	—
Sales(1)	—	—	—	—	—
Settlements(1)	(304)	—	—	17,351	—
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Fair value, end of period	$10,512	$36,617	$4,407	$(1,017,927)	$(320)
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$—	$—	$—	$—	$—
Investment related gains (losses), net	—	56,811	—	(48,677)	—
Other revenues	—	—	4,499	—	(320)
Claims & other policy benefits	—	—	—	—	—
Interest credited	—	—	—	(53,001)	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—

For the nine months ended September 30, 2014:	Fixed maturity securities - available-for-sale
	Corporate securities	Residential mortgage- backed securities	Asset-backed securities	Commercial mortgage- backed securities	U.S. Government and agencies securities	State and political subdivision securities
Fair value, beginning of period	$1,345,289	$153,505	$471,848	$101,785	$40,919	$43,776
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(3,718)	(24)	6,031	1,342	(416)	31
Investment related gains (losses), net	(101)	174	1,987	99	(313)	(12)
Claims & other policy benefits	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—	—
Included in other comprehensive income	(4,888)	2,793	4,898	2,426	762	2,875
Purchases(1)	312,380	48,543	148,260	6,180	460	—
Sales(1)	(48,266)	(744)	(22,923)	(14,626)	—	—
Settlements(1)	(177,914)	(28,676)	(42,737)	(1,858)	(11,024)	(532)
Transfers into Level 3	10,257	13,675	11,614	5,712	—	—
Transfers out of Level 3	(56,035)	(1,744)	(34,346)	(5,541)	—	(3,633)
Fair value, end of period	$1,377,004	$187,502	$544,632	$95,519	$30,388	$42,505
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(3,671)	$(28)	$3,694	$1,398	$(416)	$31
Investment related gains (losses), net	—	—	—	—	—	—
Claims & other policy benefits	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—	—

For the nine months ended September 30, 2014 (continued):	Fixed maturity securities available-for-sale
	Other foreign government, supranational and foreign government-sponsored enterprises	Funds withheld at interest- embedded derivative	Other invested assets- non-redeemable preferred stock	Other assets longevity swaps	Interest sensitive contract liabilities embedded derivatives	Other liabilities mortality swaps
Fair value, beginning of period	$37,997	$(176,270)	$4,962	$—	$(868,725)	$—
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	—	—	—	—	—	—
Investment related gains (losses), net	—	212,887	—	—	(76,323)	—
Claims & other policy benefits	—	—	—	—	—	—
Interest credited	—	—	—	—	(86,775)	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—	—
Included in other comprehensive income	(40)	—	—	(92)	—	—
Other revenues	—	—	—	4,499	—	(320)
Purchases(1)	—	—	—	—	(41,321)	—
Sales(1)	—	—	—	—	—	—
Settlements(1)	(903)	—	—	—	55,217	—
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	(26,542)	—	(4,962)	—	—	—
Fair value, end of period	$10,512	$36,617	$—	$4,407	$(1,017,927)	$(320)
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$—	$—	$—	$—	$—	$—
Investment related gains (losses), net	—	212,887	—	—	(78,834)	—
Other revenues	—	—	—	4,499	—	(320)
Claims & other policy benefits	—	—	—	—	—	—
Interest credited	—	—	—	—	(141,992)	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—	—

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

For the three months ended September 30, 2013:	Fixed maturity securities - available-for-sale
	Corporate securities	Residential mortgage-backed securities	Asset-backed securities	Commercial mortgage-backed securities	U.S. Government and agencies securities
Fair value, beginning of period	$1,592,005	$140,054	$352,606	$180,982	$—
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(2,254)	24	2,314	466	—
Investment related gains (losses), net	(924)	(419)	53	(6,864)	—
Claims & other policy benefits	—	—	—	—	—
Interest credited	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—
Included in other comprehensive income	587	122	370	8,998	(40)
Purchases (1)	80,644	2,623	91,675	19,420	—
Sales(1)	(53,052)	(1,116)	(8,659)	(81,253)	—
Settlements(1)	(90,493)	(8,017)	(4,812)	(233)	—
Transfers into Level 3	2,760	—	—	3,425	3,462
Transfers out of Level 3	(8,977)	—	(5,467)	—	—
Fair value, end of period	$1,520,296	$133,271	$428,080	$124,941	$3,422
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(2,096)	$24	$2,314	$301	$—
Investment related gains (losses), net	—	—	—	(134)	—
Claims & other policy benefits	—	—	—	—	—
Interest credited	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—

	Fixed maturity securities - available-for-sale
For the three months ended September 30, 2013 (continued):	State and political subdivision securities	Other foreign government, supranational and foreign government-sponsored enterprises	Funds withheld at interest- embedded derivatives	Other invested assets- non-redeemable preferred stock	Interest sensitive contract liabilities embedded derivatives
Fair value, beginning of period	$41,275	$26,830	$(108,473)	$—	$(878,568)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	9	(77)	—	—	—
Investment related gains (losses), net	(4)	—	(67,460)	—	19,829
Claims & other policy benefits	—	—	—	—	—
Interest credited	—	—	—	—	28,378
Policy acquisition costs and other insurance expenses	—	—	—	—	—
Included in other comprehensive income	1,844	407	—	186	—
Purchases(1)	—	—	—	—	(16,082)
Sales(1)	—	—	—	—	—
Settlements(1)	(62)	—	—	—	20,544
Transfers into Level 3	979	—	—	4,639	—
Transfers out of Level 3	—	—	—	—	—
Fair value, end of period	$44,041	$27,160	$(175,933)	$4,825	$(825,899)
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$9	$(77)	$—	$—	$—
Investment related gains (losses), net	—	—	(67,460)	—	19,326
Claims & other policy benefits	—	—	—	—	—
Interest credited	—	—	—	—	7,834
Policy acquisition costs and other insurance expenses	—	—	—	—	—

For the nine months ended September 30, 2013:	Fixed maturity securities - available-for-sale
	Corporate securities	Residential mortgage-backed securities	Asset-backed securities	Commercial mortgage-backed securities	U.S. Government and agencies securities	State and political subdivision securities
Fair value, beginning of period	$1,668,563	$93,931	$232,391	$167,006	$4,538	$43,212
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(6,594)	18	4,719	1,548	—	27
Investment related gains (losses), net	(1,837)	(394)	(1,468)	(16,726)	—	(12)
Claims & other policy benefits	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—	—
Included in other comprehensive income	(36,123)	(78)	15,007	36,943	(40)	204
Purchases (1)	256,006	54,543	220,098	19,420	—	—
Sales(1)	(109,123)	(3,733)	(24,951)	(83,974)	—	—
Settlements(1)	(236,392)	(20,307)	(16,248)	(2,701)	—	(369)
Transfers into Level 3	10,906	14,631	8,305	3,425	3,462	979
Transfers out of Level 3	(25,110)	(5,340)	(9,773)	—	(4,538)	—
Fair value, end of period	$1,520,296	$133,271	$428,080	$124,941	$3,422	$44,041
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(6,313)	$17	$4,711	$1,382	$—	$27
Investment related gains (losses), net	(202)	—	—	(10,243)	—	—
Claims & other policy benefits	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—	—

	Fixed maturity securities - available-for-sale
For the nine months ended September 30, 2013 (continued):	Other foreign government, supranational and foreign government-sponsored enterprises	Funds withheld at interest- embedded derivatives	Short-term investments	Other invested assets- non-redeemable preferred stock	Interest sensitive contract liabilities embedded derivatives
Fair value, beginning of period	$28,280	$(243,177)	$22,031	$—	$(912,361)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(227)	—	(3)	—	—
Investment related gains (losses), net	—	67,244	—	—	106,952
Claims & other policy benefits	—	—	—	—	—
Interest credited	—	—	—	—	(32,637)
Policy acquisition costs and other insurance expenses	—	—	—	—	—
Included in other comprehensive income	(893)	—	(28)	186	—
Purchases(1)	—	—	—	—	(44,707)
Sales(1)	—	—	—	—	—
Settlements(1)	—	—	(22,000)	—	56,854
Transfers into Level 3	—	—	—	4,639	—
Transfers out of Level 3	—	—	—	—	—
Fair value, end of period	$27,160	$(175,933)	$—	$4,825	$(825,899)
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

	Carrying Value After Measurement		Net Investment Gains (Losses)
	At September 30,		Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2014	2013	2014	2013	2014	2013
Mortgage loans(1)	$9,580	$13,575	$2,206	$47	$550	$139
Limited partnership interests(2)	19,282	9,161	(2,134)	—	(6,305)	(2,429)
Real estate investments(3)	—	4,136	—	—	—	(600)

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

Fair Value of Financial Instruments
The Company is required by general accounting principles for Fair Value Measurements and Disclosures to disclose the fair value of certain financial instruments including those that are not carried at fair value. The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments, which were not measured at fair value on a recurring basis, at September 30, 2014 and December 31, 2013 (dollars in thousands):

September 30, 2014:	Carrying Value	Estimated Fair Value	Fair Value Measurement Using:
			Level 1	Level 2	Level 3
Assets:
Mortgage loans on real estate	$2,617,091	$2,711,031	$—	$—	$2,711,031
Policy loans	1,249,948	1,249,948	—	1,249,948	—
Funds withheld at interest(1)	5,930,102	6,389,736	—	—	6,389,736
Cash and cash equivalents(2)	693,109	693,109	693,109	—	—
Short-term investments(2)	28,218	28,218	28,218	—	—
Other invested assets(2)	448,619	496,795	4,879	35,446	456,470
Accrued investment income	305,880	305,880	—	305,880	—
Liabilities:
Interest-sensitive contract liabilities(1)	$9,747,141	$9,839,726	$—	$—	$9,839,726
Long-term debt	2,314,693	2,529,192	—	—	2,529,192
Collateral finance facility	482,115	379,822	—	—	379,822

December 31, 2013:	Carrying Value	Estimated Fair Value	Fair Value Measurement Using:
			Level 1	Level 2	Level 3
Assets:
Mortgage loans on real estate	$2,486,680	$2,489,721	$—	$—	$2,489,721
Policy loans	1,244,469	1,244,469	—	1,244,469	—
Funds withheld at interest(1)	5,948,374	6,207,342	—	—	6,207,342
Cash and cash equivalents(2)	552,302	552,302	552,302	—	—
Short-term investments(2)	27,823	27,823	27,823	—	—
Other invested assets(2)	491,545	534,442	5,070	33,886	495,486
Accrued investment income	267,908	267,908	—	267,908	—
Liabilities:
Interest-sensitive contract liabilities(1)	$10,228,120	$9,989,514	$—	$—	$9,989,514
Long-term debt	2,214,350	2,333,023	—	—	2,333,023
Collateral finance facility	484,752	374,984	—	—	374,984

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
Other Invested Assets – This primarily includes limited partnership interests accounted for using the cost method, structured loans, FHLB common stock and cash collateral. The fair value of limited partnerships and other investments accounted for using the cost method is determined using the net asset values of the Company’s ownership interest as provided in the financial statements of the investees. The valuation of these investments is considered Level 3 in the fair value hierarchy due to the limited activity and price transparency inherent in the market for such investments. The fair value of structured loans is estimated based on a discounted cash flow analysis using discount rates applicable to each structured loan, this is considered Level 3 in the fair value hierarchy. The fair value of the Company’s common stock investment in the FHLB is considered to be the carrying value and it is considered Level 2 in the fair value hierarchy. The fair value of the Company's cash collateral is considered to be the carrying value and considered to be Level 1 in the fair value hierarchy.
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

	Three months ended September 30,		Nine months ended September 30,
Total revenues:	2014	2013	2014	2013
U.S. and Latin America:
Traditional	$1,310,879	$1,258,278	$3,922,598	$3,730,533
Non-Traditional	261,128	91,501	843,197	707,592
Canada	297,340	292,504	884,202	884,918
Europe, Middle East and Africa	392,912	329,851	1,150,087	947,607
Asia Pacific	428,432	393,657	1,326,632	1,187,486
Corporate and Other	25,897	24,024	80,065	123,423
Total	$2,716,588	$2,389,815	$8,206,781	$7,581,559

	Three months ended September 30,		Nine months ended September 30,
Income (loss) before income taxes:	2014	2013	2014	2013
U.S. and Latin America:
Traditional	$77,833	$85,038	$222,793	$254,794
Non-Traditional	77,500	21,051	256,098	199,611
Canada	25,044	41,869	80,128	113,836
Europe, Middle East and Africa	45,176	39,664	121,703	62,576
Asia Pacific	20,413	18,779	81,652	(250,324)
Corporate and Other	(14,151)	(4,706)	(30,584)	25,271
Total	$231,815	$201,695	$731,790	$405,764

Total Assets:	September 30, 2013	December 31, 2013
U.S. and Latin America:
Traditional	$13,682,559	$13,285,423
Non-Traditional	11,648,160	11,716,908
Canada	4,120,395	4,103,730
Europe, Middle East and Africa	4,239,282	2,230,568
Asia Pacific	3,712,954	3,597,456
Corporate and Other	5,507,013	4,740,388
Total	$42,910,363	$39,674,473

8.	Commitments and Contingent Liabilities
The Company's commitments to fund investments as of September 30, 2014 and December 31, 2013 are presented in the following table (dollars in millions):

	September 30, 2014	December 31, 2013
Limited partnerships	$272	$239
Commercial mortgage loans	27	5
Private placements	8	22
Bank loans and revolving credit agreements	59	37
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

The Company has obtained bank letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions. At September 30, 2014 and December 31, 2013, there were approximately $195.4 million and $210.3 million, respectively, of undrawn outstanding bank letters of credit in favor of third parties. Additionally, the Company utilizes letters of credit primarily to secure reserve credits when it retrocedes business to its subsidiaries, including Parkway Reinsurance Company (“Parkway Re”), Rockwood Reinsurance Company (“Rockwood Re”), Timberlake Financial L.L.C. (“Timberlake Financial”), RGA Americas Reinsurance Company, Ltd. (“RGA Americas”), RGA Reinsurance Company (Barbados) Ltd. (“RGA Barbados”) and RGA Atlantic Reinsurance Company Ltd. (“RGA Atlantic”). The Company cedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions such as the U.S. and the United Kingdom. The capital required to support the business in the affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of September 30, 2014 and December 31, 2013, $1,216.3 million and $995.5 million, respectively, in undrawn letters of credit from various banks were outstanding, primarily backing reinsurance between the various subsidiaries of the Company. The banks providing letters of credit to the Company are included on the National Association of Insurance Commissioners (“NAIC”) list of approved banks.
The Company maintains nine credit facilities, a syndicated revolving credit facility with a capacity of $850.0 million, and eight letter of credit facilities with a combined capacity of $1,060.2 million. The Company may borrow cash and obtain letters of credit in multiple currencies under its syndicated revolving credit facility. The following table provides additional information on the Company’s credit facilities as of September 30, 2014 and December 31, 2013 (dollars in millions):

		Amount Utilized(1)
Facility Capacity	Maturity Date	September 30, 2014	December 31, 2013	Basis of Fees
$850	September 2019	$178	$68(3)	Senior unsecured long-term debt rating
200	September 2019	200	200	Fixed
120	May 2016	80	85	Fixed
270	November 2017	270	270	Fixed
100	June 2017	85	89	Fixed
79(2)	November 2014	79	58	Fixed
97(2)	March 2019	97	133	Fixed
150	June 2016	150	—	Fixed
44(2)	May 2016	—	—	Fixed

(1)	Represents issued but undrawn letters of credit. There was no cash borrowed for the periods presented.

(2)	Foreign currency facility, U.S. dollar amount may vary.

(3)	Represents amount under expired syndicated credit facility.
RGA has issued guarantees to third parties on behalf of its subsidiaries for the payment of amounts due under certain reinsurance treaties, securities borrowing arrangements, financing arrangements and office lease obligations, whereby, if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. In limited circumstances, treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA’s subsidiary is relatively new, unrated, or not of a significant size, relative to the ceding company. Liabilities supported by the treaty guarantees, before consideration for any legally offsetting amounts due from the guaranteed party are reflected on the Company’s condensed consolidated balance sheets in future policy benefits. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to borrowed securities provide additional security to third parties should a subsidiary fail to return the borrowed securities when due. RGA’s guarantees issued as of September 30, 2014 and December 31, 2013 are reflected in the following table (dollars in millions):

	September 30, 2014	December 31, 2013
Treaty guarantees	$852	$827
Treaty guarantees, net of assets in trust	678	648
Borrowed securities	204	93
Financing arrangements	100	—
Lease obligations	7	8

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
RGA, through wholly-owned subsidiaries, has committed to provide statutory reserve support to third-parties, in exchange for a fee, by funding loans if certain defined events occur. Such statutory reserves are required under the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX for term life insurance policies and Regulation A-XXX for universal life secondary guarantees). The third-parties have recourse to RGA should the subsidiary fail to provide the required funding, however, as of September 30, 2014, the Company does not believe that it will be required to provide any funding under these commitments as the occurrence of the defined events is considered remote. The following table presents information about these commitments (dollars in millions):

	Maximum Potential Obligation
Commitment Period	September 30, 2014	December 31, 2013
2026	$500	$500
2033	1,850	1,350
2034	2,000	—
2036	1,250	1,250
In addition, the Company indemnifies its directors and officers as provided in its charters and by-laws. Since this indemnity generally is not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under this indemnity in the future.

9.	Income Tax
Provision for income tax expense differed from the amounts computed by applying the U.S. federal income tax statutory rate of 35% to pre-tax income as a result of the following for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Tax provision at U.S. statutory rate	$81,135	$70,593	$256,126	$142,017
Increase (decrease) in income taxes resulting from:
Foreign tax rate differing from U.S. tax rate	(3,645)	(4,562)	(11,715)	(6,603)
Differences in tax basis in foreign jurisdictions	(413)	12,508	(3,727)	1,302
Deferred tax valuation allowance	326	(9,850)	(322)	478
Amounts related to tax audit contingencies	(2,083)	1,054	(527)	1,946
Corporate rate changes	(26)	(925)	(386)	(645)
Subpart F	4,426	(3,060)	10,555	3,226
Foreign tax credits	(1,558)	3,344	(3,568)	(172)
Return to provision adjustments	(4,794)	(5,265)	(8,031)	(9,377)
Other, net	451	(97)	429	(286)
Total provision for income taxes	$73,819	$63,740	$238,834	$131,886
Effective tax rate	31.8%	31.6%	32.6%	32.5%

10.	Employee Benefit Plans
The components of net periodic benefit costs for the three and nine months ended September 30, 2014 and 2013 were as follows (dollars in thousands):

	Pension Benefits		Other Benefits
	Three months ended September 30,		Three months ended September 30,
	2014	2013	2014	2013
Service cost	$2,195	$2,000	$826	$590
Interest Cost	1,367	1,017	794	392
Expected return on plan assets	(1,118)	(933)	—	—
Amortization of prior service cost	214	152	—	—
Amortization of prior actuarial loss	489	808	361	279
Net periodic benefit cost	$3,147	$3,044	$1,981	$1,261

	Pension Benefits		Other Benefits
	Nine months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Service cost	$6,185	$6,012	$1,766	$1,411
Interest Cost	3,662	3,055	1,471	1,015
Expected return on plan assets	(3,353)	(2,800)	—	—
Amortization of prior service cost	432	459	—	—
Amortization of prior actuarial loss	1,407	2,427	795	651
Net periodic benefit cost	$8,333	$9,153	$4,032	$3,077
The Company has made pension contributions of $6.5 million during the first nine months of 2014, and does not expect to make any additional pension contributions in 2014.

11.	Equity Based Compensation
Equity compensation expense was $5.3 million and $5.5 million in the third quarter of 2014 and 2013, respectively. In the first quarter of 2014, the Company granted 0.3 million stock appreciation rights at $78.48 weighted average exercise price per share and 0.2 million performance contingent units to employees. Additionally, non-employee directors were granted a total of 15,925 shares of common stock. As of September 30, 2014, 1.8 million share options at $51.03 weighted average per share were vested and exercisable with a remaining weighted average exercise period of 5.0 years. As of September 30, 2014, the total compensation cost of non-vested awards not yet recognized in the condensed consolidated financial statements was $31.0 million. It is estimated that these costs will vest over a weighted average period of 2.0 years.
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
Retrocession reinsurance treaties do not relieve the Company from its obligations to direct writing companies. Failure of retrocessionaires to honor their obligations could result in losses to the Company. Consequently, allowances would be established for amounts deemed uncollectible. At September 30, 2014 and December 31, 2013, no allowances were deemed necessary. The Company regularly evaluates the financial condition of the insurance companies from which it assumes and to which it cedes reinsurance.
Retrocessions are arranged through the Company’s retrocession pools for amounts in excess of the Company’s retention limit. As of September 30, 2014 and December 31, 2013, all rated retrocession pool participants followed by the A.M. Best Company were rated “A- (excellent)” or better. The Company verifies retrocession pool participants’ ratings on a quarterly basis. For a majority of the retrocessionaires that were not rated, security in the form of letters of credit or trust assets has been given as additional security. In addition, the Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance. In addition to its third party retrocessionaires, various RGA reinsurance subsidiaries retrocede amounts in excess of their retention to RGA Reinsurance Company ("RGA Reinsurance"), Parkway Re, RGA Barbados, RGA Americas, Rockwood Re, Manor Re, RGA Worldwide Reinsurance Company, Ltd. ("RGA Worldwide") or RGA Atlantic.
At September 30, 2014, the Company had $596.7 million of ceded reinsurance receivables, of which $360.5 million, or 60.4%, were with the Company’s four largest retrocessionaires. Included in the September 30, 2014 total ceded reinsurance receivables balance were $155.4 million of claims recoverable, of which $7.1 million were in excess of 90 days past due. At December 31, 2013, the Company had $594.5 million of ceded reinsurance receivables, of which $359.2 million, or 60.4%, were with the Company’s four largest retrocessionaires. Included in the December 31, 2013 total ceded reinsurance receivables balance were $134.1 million of claims recoverable, of which $4.2 million were in excess of 90 days past due.

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
During the first quarter of 2014, RGA repurchased 1,449,293 shares of common stock under this program for $112.6 million. During the second quarter of 2014, RGA repurchased 818,515 shares of common stock under this program for $64.1 million. During the third quarter of 2014, RGA repurchased 262,800 shares of common stock under this program for $20.9 million. The common shares repurchased have been placed into treasury to be used for general corporate purposes. As of September 30, 2014 there was $102.3 million remaining under the share repurchase authorization.

14.	Financing and Other Activities
On August 21, 2014, the Company, signed a promissory note due September 1, 2039 with a face amount of $100.0 million, collateralized by the Company’s new headquarters in Chesterfield, Missouri. Principal and interest are paid monthly on the promissory note, using an interest rate of 4.09%. The liability for the note is included in long-term debt in the condensed consolidated balance sheets.
On September 25, 2014, the Company entered into a new syndicated revolving credit facility with a five year term and an overall capacity of $850.0 million, replacing its existing $850.0 million syndicated revolving credit facility, which was scheduled to mature in December 2015. The Company may borrow cash and may obtain letters of credit in multiple currencies under this facility. See - Note 8 "Commitments and Contingent Liabilities" for information regarding the Company's credit facilities.
On August 13, 2013, the Company completed its acquisition of the Dutch life insurance company Leidsche Verzekeringen Maatschappij N.V. for a total purchase price of $12.5 million. The purchase price was allocated to $147.3 million of assets and $134.8 million of liabilities at the date of acquisition. That company primarily sells term life and unit-linked variable annuity policies.

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

16.	Subsequent Event
On October 21, 2014, the Company announced the execution of agreements under which the Company will acquire all of the stock of Aurora National Life Assurance Company (“Aurora”), a wholly owned life insurance subsidiary of Swiss Re. Aurora has approximately 82,000 policies in force and statutory policyholder liabilities of $2.7 billion. The underlying business is comprised of annuities, primarily payout annuities, and interest-sensitive life products. The transaction is expected to close in early 2015 subject to customary regulatory approvals.

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
As is customary in the reinsurance business, clients continually update, refine, and revise reinsurance information provided to the Company. Such revised information is used by the Company in preparation of its condensed consolidated financial statements and the financial effects resulting from the incorporation of revised data are reflected in the current period.
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
Results of Operations
Consolidated
Consolidated income before income taxes increased $30.1 million, or 14.9%, and $326.0 million, or 80.3%, for the three and nine months ended September 30, 2014, as compared to the same periods in 2013. The increase in income before income taxes for the third quarter was primarily due to an increase in investment related gains, higher investment income and net premiums. The increase in investment related gains reflects a favorable change in the value of embedded derivatives on modco or funds withheld treaties within the U.S. segment due to the effect of tightening credit spreads. The increase in income before income taxes for the first nine months of 2014 was primarily due to the effects of a significant loss recognized in second quarter of 2013 in the Asia Pacific segment, partially offset by higher premiums, an increase in other revenues and increased investment related gains. The loss in the Asia Pacific segment in 2013 reflects an increase in Australian group claims liabilities related to total and permanent disability coverage and disability income benefits as well as poor claims experience in the Australian operation’s individual lump sum and individual disability businesses. The increase in other revenues for the first nine months is primarily due to fee income on financial reinsurance transactions and a recapture fee of $39.3 million recognized in the second quarter of 2014 in the Asia Pacific segment. This increase in other revenues for the first nine months is reduced somewhat by the recognition in other revenues of gains on the repurchase of collateral finance facility securities of $46.5 million in 2013. Foreign currency fluctuations relative to the prior year unfavorably affected income before income taxes by approximately $1.5 million and $7.9 million for the third quarter of and first nine months of 2014, respectively, as compared to the same periods in 2013.
The Company recognizes in consolidated income, any changes in the value of embedded derivatives on modco or funds withheld treaties, equity-indexed annuity treaties (“EIAs”) and variable annuity products. The combined changes in these three types of embedded derivatives, after adjustment for deferred acquisition costs and retrocession, resulted in an increase of approximately $55.7 million and a reduction of approximately $59.1 million in consolidated income before income taxes in the third quarter and first nine months of 2014, respectively, as compared to the same periods in 2013. These fluctuations do not affect current cash flows, crediting rates or spread performance on the underlying treaties. Therefore, management believes it is helpful to distinguish between the effects of changes in these embedded derivatives, net of related hedging activity, and the primary factors that drive profitability of the underlying treaties, namely investment income, fee income, and interest credited. See "Non-Traditional - Asset-Intensive Reinsurance" under "U.S. and Latin America Operations" below for more information on embedded derivatives. The individual effect on income before income taxes for these three types of embedded derivatives is as follows:
The change in the value of embedded derivatives related to reinsurance treaties written on a modco or funds withheld basis are subject to the general accounting principles for derivatives and hedging related to embedded derivatives. The unrealized gains and losses associated with these embedded derivatives, after adjustment for deferred acquisition costs, increased income before income taxes by $44.7 million and $45.5 million in the third quarter and first nine months of 2014, respectively, as compared to the same periods in 2013.
Changes in risk-free rates used in the fair value estimates of embedded derivatives associated with EIAs affect the amount of unrealized gains and losses the Company recognizes. The unrealized gains and losses associated with EIAs, after adjustment for deferred acquisition costs and retrocession, reduced income before income taxes by $12.8 million and $33.9 million in the third quarter and first nine months of 2014, respectively, as compared to the same periods in 2013.
The change in the Company’s liability for variable annuities associated with guaranteed minimum living benefits affects the amount of unrealized gains and losses the Company recognizes. The unrealized gains and losses associated with guaranteed minimum living benefits, after adjustment for deferred acquisition costs, resulted in an increase of approximately $23.8 million and a reduction of approximately $70.7 million in income before income taxes in the third quarter and first nine months of 2014, respectively, as compared to the same periods in 2013.
Consolidated net premiums increased $142.1 million, or 7.0%, and $411.1 million, or 6.8%, for the three and nine months ended September 30, 2014, as compared to the same periods in 2013, primarily due to growth in life reinsurance. In addition, the increase in net premiums for the first nine months is partially offset by foreign currency fluctuations. Foreign currency fluctuations affected net premiums favorably by approximately $5.8 million and unfavorably by approximately $49.7 million for the three and nine months ended September 30, 2014, as compared to the same periods in 2013. Consolidated assumed insurance in force increased to $2,923.5 billion as of September 30, 2014 from $2,903.8 billion as of September 30, 2013 due to new business production. Foreign currency fluctuations offset the increase in assumed life insurance in force from September 30, 2013 by $73.9 million. The Company added new business production, measured by face amount of insurance in force, of $71.8 billion and $91.6 billion during the third quarter of 2014 and 2013, respectively, and $289.1 billion and $291.5 billion during the first nine months of 2014 and 2013, respectively. Management believes industry consolidation and the established practice of reinsuring mortality risks should continue to provide opportunities for growth, albeit at rates less than historically experienced in some markets.
Consolidated investment income, net of related expenses, increased $77.7 million, or 21.0%, and $23.4 million, or 1.9%, for the three and nine months ended September 30, 2014, as compared to the same periods in 2013. The increases are primarily due to a larger average invested asset base, excluding spread business. Also contributing to the increase in investment income for the third quarter was a $35.9 million increase in market value changes related to the Company’s funds withheld at interest investment associated with the reinsurance of certain EIAs and a slight increase in the average investment yield. Offsetting the increase in investment income for the first nine months was a $29.8 million decrease from market value changes related to the Company’s funds withheld at interest investment associated with the reinsurance of certain EIAs. The effect on investment income of the EIAs market value changes is substantially offset by a corresponding change in interest credited to policyholder account balances resulting in an insignificant effect on net income. Average invested assets at amortized cost, excluding spread business, for the nine months ended September 30, 2014 totaled $19.9 billion, an 10.9% increase over September 30, 2013. The average yield earned on investments, excluding funds withheld and other spread business, was 4.80% and 4.75% for the third quarter of 2014 and 2013, respectively, and 4.78% for both the nine months ended September 30, 2014 and 2013. The average yield will vary from quarter to quarter and year to year depending on a number of variables, including the prevailing interest rate and credit spread environment, changes in the mix of the underlying investments and cash balances, and the timing of dividends and distributions on certain investments. Any continued low interest rate environment, particularly in the U.S. and Canada, would be expected to continue to put downward pressure on this yield.
Total investment related gains (losses), net increased by $98.8 million and $159.3 million for the three and nine months ended September 30, 2014, as compared to the same periods in 2013. The increases are primarily due to an increase in the fair value of derivatives used to hedge the embedded derivative liabilities associated with guaranteed minimum living benefits of $51.9 million and $183.5 million, and a favorable change in the embedded derivatives related to reinsurance treaties written on a modco or funds withheld basis of $124.3 million and $142.4 million, in the third quarter and first nine months of 2014, respectively. Offsetting these increases was an unfavorable change in the embedded derivatives related to guaranteed minimum living benefits of $67.3 million and $183.3 million in the third quarter and first nine months of 2014, respectively. See Note 4 - “Investments” and Note 5 - “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for additional information on the impairment losses and derivatives. Investment income and investment related gains and losses are allocated to the operating segments based upon average assets and related capital levels deemed appropriate to support the segment operations.
The effective tax rate on a consolidated basis was 31.8% and 31.6% for the third quarter of 2014 and 2013, respectively, and 32.6% and 32.5% for the first nine months of 2014 and 2013, respectively. The third quarter and first nine months of 2014 effective tax rates were lower than the U.S. Statutory rate of 35.0% primarily as a result of income in non-U.S. jurisdictions with lower tax rates than the U.S., the release of a valuation allowance in the first quarter on tax benefits associated with claims experience on certain treaties, and an adjustment to reconcile the 2013 income tax provision to the 2013 federal income tax return, which was filed in the current quarter. These adjustments were partially offset by a tax accrual related to the Active Financing Exception business extender provision that the U.S. Congress did not pass prior to the end of the quarter. The 2013 effective tax rate was lower than the U.S. Statutory rate of 35.0% primarily as a result of income in non-U.S. jurisdictions with lower tax rates than the U.S., differences in tax basis in foreign jurisdictions and an adjustment to reconcile the 2012 income tax provision to the 2012 federal income tax return, which was filed in the third quarter. These adjustments were partially offset with the establishment of a valuation allowance on a portion of Australia’s deferred tax asset.
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

For the three months ended September 30, 2014:		Non-Traditional
(dollars in thousands)		Asset-Intensive	Financial Reinsurance	Total U.S. and Latin America
	Traditional
Revenues:
Net premiums	$1,171,916	$5,168	$—	$1,177,084
Investment income, net of related expenses	139,272	175,522	1,003	315,797
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(196)	—	—	(196)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	—	—	—
Other investment related gains (losses), net	(896)	27,010	(100)	26,014
Total investment related gains (losses), net	(1,092)	27,010	(100)	25,818
Other revenues	783	28,944	23,581	53,308
Total revenues	1,310,879	236,644	24,484	1,572,007
Benefits and expenses:
Claims and other policy benefits	1,030,525	5,586	—	1,036,111
Interest credited	12,993	104,570	—	117,563
Policy acquisition costs and other insurance expenses	161,120	58,481	8,458	228,059
Other operating expenses	28,408	4,211	2,322	34,941
Total benefits and expenses	1,233,046	172,848	10,780	1,416,674
Income before income taxes	$77,833	$63,796	$13,704	$155,333

For the three months ended September 30, 2013:		Non-Traditional
(dollars in thousands)		Asset-Intensive	Financial Reinsurance	Total U.S. and Latin America
	Traditional
Revenues:
Net premiums	$1,124,183	$3,800	$—	$1,127,983
Investment income, net of related expenses	138,464	124,808	1,160	264,432
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	—	—	—	—
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	—	—	—
Other investment related gains (losses), net	(5,249)	(82,064)	(321)	(87,634)
Total investment related gains (losses), net	(5,249)	(82,064)	(321)	(87,634)
Other revenues	880	28,519	15,599	44,998
Total revenues	1,258,278	75,063	16,438	1,349,779
Benefits and expenses:
Claims and other policy benefits	972,786	8,899	—	981,685
Interest credited	13,659	45,805	—	59,464
Policy acquisition costs and other insurance expenses	162,710	6,312	3,228	172,250
Other operating expenses	24,085	4,198	2,008	30,291
Total benefits and expenses	1,173,240	65,214	5,236	1,243,690
Income before income taxes	$85,038	$9,849	$11,202	$106,089

For the nine months ended September 30, 2014:		Non-Traditional
(dollars in thousands)		Asset-Intensive	Financial Reinsurance	Total U.S. and Latin America
	Traditional
Revenues:
Net premiums	$3,503,643	$15,332	$—	$3,518,975
Investment income, net of related expenses	410,052	483,083	3,336	896,471
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(1,114)	—	—	(1,114)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	—	—	—
Other investment related gains (losses), net	7,825	190,343	51	198,219
Total investment related gains (losses), net	6,711	190,343	51	197,105
Other revenues	2,192	86,596	64,456	153,244
Total revenues	3,922,598	775,354	67,843	4,765,795
Benefits and expenses:
Claims and other policy benefits	3,109,262	14,559	—	3,123,821
Interest credited	38,083	296,607	—	334,690
Policy acquisition costs and other insurance expenses	473,390	235,862	21,144	730,396
Other operating expenses	79,070	12,118	6,809	97,997
Total benefits and expenses	3,699,805	559,146	27,953	4,286,904
Income before income taxes	$222,793	$216,208	$39,890	$478,891

For the nine months ended September 30, 2013:		Non-Traditional
(dollars in thousands)		Asset-Intensive	Financial Reinsurance	Total U.S. and Latin America
	Traditional
Revenues:
Net premiums	$3,317,353	$18,767	$—	$3,336,120
Investment income, net of related expenses	404,543	505,014	2,576	912,133
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(8,247)	—	—	(8,247)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	(253)	—	—	(253)
Other investment related gains (losses), net	14,271	49,583	(387)	63,467
Total investment related gains (losses), net	5,771	49,583	(387)	54,967
Other revenues	2,866	87,337	44,702	134,905
Total revenues	3,730,533	660,701	46,891	4,438,125
Benefits and expenses:
Claims and other policy benefits	2,891,435	23,570	—	2,915,005
Interest credited	43,399	258,853	—	302,252
Policy acquisition costs and other insurance expenses	469,524	198,508	10,270	678,302
Other operating expenses	71,381	11,189	5,591	88,161
Total benefits and expenses	3,475,739	492,120	15,861	3,983,720
Income before income taxes	$254,794	$168,581	$31,030	$454,405

Income before income taxes for the U.S. and Latin America operations segment increased by $49.2 million, or 46.4%, and $24.5 million, or 5.4%, for the three and nine months ended September 30, 2014, as compared to the same periods in 2013. The increase in income before income taxes in the third quarter and year over year was primarily driven by favorable changes in credit spreads on the fair value of embedded derivatives associated with treaties written on a modified coinsurance or funds withheld basis within the Asset-Intensive line of business. In addition, the third quarter results benefited from prepayment fees associated with certain commercial mortgage loans, and from favorable net interest rate spread performance and overall experience on fixed and equity indexed annuities. Offsetting this somewhat was unfavorable mortality results in the U.S. Traditional segment.

Traditional Reinsurance
The U.S. and Latin America Traditional segment provides life and health reinsurance to domestic clients for a variety of products through yearly renewable term, coinsurance and modco agreements. These reinsurance arrangements may involve either facultative or automatic agreements.
Income before income taxes for the U.S. and Latin America Traditional segment decreased by $7.2 million, or 8.5% and $32.0 million, or 12.6%, for the three and nine months ended September 30, 2014, as compared to the same period in 2013. Quarter-over-quarter underwriting experience declined primarily due to elevated claims experience in both the individual life and group lines of business. The unfavorable mortality experience in the first quarter of 2014 combined with the higher claims in the third quarter have driven down year-over-year income before income taxes for the nine months ended September 30, 2014.
Net premiums increased $47.7 million, or 4.2% and $186.3 million, or 5.6%, for the three and nine months ended September 30, 2014, as compared to the same periods in 2013. The increase in net premiums was driven in part by growth in the health and group related coverages which contributed $26.1 million and $85.5 million to the increase for the third quarter and first nine months of 2014, respectively. In addition, the segment added new individual life business production, measured by face amount of insurance in force of $16.6 billion and $22.3 billion during the third quarters, and $58.8 billion and $74.5 billion during the first nine months of 2014 and 2013, respectively.
Net investment income increased $0.8 million, or 0.6%, and $5.5 million, or 1.4%, for the three and nine months ended September 30, 2014, as compared to the same periods in 2013. The increases are due to an increase in the average invested asset base offset by lower yield rates. Investment related gains (losses), net increased $4.2 million and $0.9 million, for the three and nine months ended September 30, 2014, as compared to the same periods in 2013. A portion of investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Claims and other policy benefits as a percentage of net premiums (“loss ratios”) were 87.9% and 86.5% for the third quarter of 2014 and 2013, respectively, and 88.7% and 87.2% for the nine months ended September 30, 2014 and 2013, respectively. The increase in the loss ratios for the third quarter and first nine months was due, in part, to higher than normal volatility in the total count and level of large individual mortality claims. Although reasonably predictable over a period of years, claims can be volatile over short-term periods.
Interest credited expense decreased $0.7 million, or 4.9%, and $5.3 million, or 12.2%, for the three and nine months ended September 30, 2014, as compared to the same periods in 2013. This expense relates primarily to one treaty in which the related investment income decreased proportionately. A treaty amendment in the fourth quarter of 2013 reduced the spread earned on this treaty by 25 basis points. Interest credited in this segment relates to amounts credited on cash value products which also have a significant mortality component. Income before income taxes is affected by the spread between the investment income and the interest credited on the underlying products. Interest earned rates and related interest crediting rates are index driven.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 13.7% and 14.5% for the third quarter of 2014 and 2013, respectively, and 13.5% and 14.2% for the nine months ended September 30, 2014 and 2013, respectively. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels within coinsurance-type arrangements. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary. Also, the mix of first year coinsurance business versus yearly renewable term business can cause the percentage to fluctuate from period to period.
Other operating expenses increased $4.3 million, or 17.9%, and $7.7 million, or 10.8%, for the three and nine months ended September 30, 2014, as compared to the same period in 2013. Other operating expenses, as a percentage of net premiums were 2.4% and 2.1% for the third quarter of 2014 and 2013 and 2.3% and 2.2% for the nine month periods ended September 30, 2014 and 2013, respectively.
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

(dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues:
Total revenues	$236,644	$75,063	$775,354	$660,701
Less:
Embedded derivatives – modco/funds withheld treaties	56,489	(68,703)	214,954	67,824
Guaranteed minimum benefit riders and related free standing derivatives	(25,463)	(10,087)	(18,409)	(18,599)
Revenues before certain derivatives	205,618	153,853	578,809	611,476
Benefits and expenses:
Total benefits and expenses	172,848	65,214	559,146	492,120
Less:
Embedded derivatives – modco/funds withheld treaties	36,270	(43,317)	136,897	39,988
Guaranteed minimum benefit riders and related free standing derivatives	(6,938)	(6,646)	(4,170)	(11,091)
Equity-indexed annuities	736	(12,103)	2,237	(31,675)
Benefits and expenses before certain derivatives	142,780	127,280	424,182	494,898
Income before income taxes:
Income before income taxes	63,796	9,849	216,208	168,581
Less:
Embedded derivatives – modco/funds withheld treaties	20,219	(25,386)	78,057	27,836
Guaranteed minimum benefit riders and related free standing derivatives	(18,525)	(3,441)	(14,239)	(7,508)
Equity-indexed annuities	(736)	12,103	(2,237)	31,675
Income before income taxes and certain derivatives	$62,838	$26,573	$154,627	$116,578
Embedded Derivatives - Modco/Funds Withheld Treaties - Represents the change in the fair value of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis. The fair value changes of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in benefits and expenses. Changes in the fair value of the embedded derivative are driven by changes in investment credit spreads, including the Company’s own credit risk. Generally, an increase in investment credit spreads, ignoring changes in the Company’s own credit risk, will have a negative impact on the fair value of the embedded derivative (decrease in income). Changes in fair values of these embedded derivatives are net of an increase (decrease) in revenues of $(0.5) million and $1.0 million for the third quarter, and $(1.8) million and $(1.0) million for the nine months ended September 30, 2014 and 2013, respectively, associated with the Company’s own credit risk. A 10% increase in the Company’s own credit risk rate would have increased revenues for the nine months ended September 30, 2014 by approximately $0.1 million. Conversely, a 10% decrease in the Company’s own credit risk rate would have decreased revenues for the nine months ended September 30, 2014 by approximately $0.1 million.
The change in fair value of the embedded derivatives - modco/funds withheld treaties increased income before income taxes by $45.6 million and $50.2 million for the three and nine months ended September 30, 2014, compared to the same periods in 2013. These increases in income were driven primarily by credit spreads continuing to tighten.

Guaranteed Minimum Benefit Riders - Represents the impact related to guaranteed minimum benefits associated with the Company’s reinsurance of variable annuities. The fair value changes of the guaranteed minimum benefits along with the changes in fair value of the free standing derivatives purchased by the Company to partially hedge the liability are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in expenses. Changes in fair values of these embedded derivatives are net of an increase (decrease) in revenues of $1.0 million and $(3.7) million for the three months, and $1.6 million and $(8.6) million for the nine months ended September 30, 2014 and 2013, respectively, associated with the Company’s own credit risk. A 10% increase in the Company’s own credit risk rate would have increased revenues for the nine months ended September 30, 2014 by approximately $0.6 million. Conversely, a 10% decrease in the Company’s own credit risk rate would have decreased revenues for the nine months ended September 30, 2014 by approximately $0.6 million.
The change in fair value of the guaranteed minimum benefits, after allowing for changes in the associated free standing derivatives, decreased income before income taxes by $15.1 million and $6.7 million for the three and nine months ended September 30, 2014, compared to the same periods in 2013. The decrease in the third quarter income is primarily due to increased implied equity volatility during the third quarter of 2014, which is partially hedged, and the effect of updated fair value assumptions. The decrease in the first nine months of income is due to less favorable equity hedge performance, increases in implied equity volatility, and the effect of updated fair value assumptions, partially offset by a reduced effect from the Company’s own credit risk.
Equity-Indexed Annuities - Represents the impact of changes of the fair value of embedded derivative liabilities associated with equity-indexed annuities, after adjustments for related deferred acquisition expenses. The change in fair value of embedded derivative liabilities associated with equity-indexed annuities decreased income before income taxes by $12.8 million and $33.9 million for the three and nine months ended September 30, 2014, compared to the same periods in 2013. These decreases in income were due in part to movements in interest rates and overall product experience.
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
Discussion and analysis before certain derivatives:
Income before income taxes and certain derivatives increased by $36.3 million and $38.0 million in the third quarter and first nine months of 2014, as compared to the same periods in 2013. The increase in the third quarter was primarily due to higher investment yields on a large fixed deferred annuity transaction, coupled with favorable interest margins on fixed equity annuity contracts. Additionally, contributing to the increase in income during the third quarter were prepayment fees associated with certain commercial mortgage loans. The third quarter, as well as the first nine months of 2014 compared to the same periods in 2013, also saw higher capital gains and losses net of deferred acquisition expenses related to funds withheld and coinsurance portfolios. Funds withheld capital gains and losses are reported through investment income while coinsurance activity is reflected in investment related gains (losses), net.
Revenue before certain derivatives increased by $51.8 million and decreased by $32.7 million in the third quarter and first nine months of 2014 compared to 2013. The increase in the third quarter was primarily due to a market value increase related to the segment’s funds withheld at interest investment associated with the reinsurance of certain EIAs. Conversely, the decrease in the first nine months was primarily due a market value decrease related to the segment’s funds withheld at interest investment associated with the reinsurance of certain EIAs. The effect on investment income related to equity options is substantially offset by a corresponding change in interest credited expense.
Benefits and expenses before certain derivatives increased by $15.5 million and decreased by $70.7 million in the third quarter and first nine months of 2014, as compared to the same period in 2013. The increase in the third quarter was primarily due to a market value increase related to the segment’s funds withheld at interest investment associated with the reinsurance of certain EIAs. Conversely, the decrease in the first nine months was primarily due a market value decrease related to the segment’s funds withheld at interest investment associated with the reinsurance of certain EIAs. The effect on interest credited related to equity options is substantially offset by a corresponding change in investment income. Additionally, deferred acquisition expenses related to investment related gains and losses associated with funds withheld and coinsurance portfolios decreased, for both the three and nine months ended September 30, 2014.
The invested asset base supporting this segment decreased to $10.9 billion in the third quarter of 2014 from $11.0 billion in the third quarter of 2013. The decrease in the asset base was due primarily to one large closed-block transaction in which the business continues to run-off, as anticipated. As of September 30, 2014, $4.3 billion of the invested assets were funds withheld at interest, of which greater than 90% is associated with one client.

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
Income before income taxes increased $2.5 million, or 22.3%, and $8.9 million, or 28.6%, for the three and nine months ended September 30, 2014, as compared to the same periods in 2013. The increase in 2014 was the result of additional financial reinsurance provided as compared to the same periods in 2013. At September 30, 2014 and 2013, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial structures was $6.1 billion and $3.4 billion, respectively. The increase was primarily due to a number of new transactions executed since September 30, 2013, as well as organic growth on existing transactions. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and therefore can fluctuate from period to period.
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

(dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues:
Net premiums	$245,136	$236,067	$729,557	$718,971
Investment income, net of related expenses	50,247	50,161	147,930	152,358
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	—	—	—	—
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	—	—	—
Other investment related gains (losses), net	(372)	6,472	2,162	13,275
Total investment related gains (losses), net	(372)	6,472	2,162	13,275
Other revenues	2,329	(196)	4,553	314
Total revenues	297,340	292,504	884,202	884,918
Benefits and expenses:
Claims and other policy benefits	201,433	185,011	599,482	571,293
Interest credited	10	19	19	37
Policy acquisition costs and other insurance expenses	60,409	55,553	174,350	168,519
Other operating expenses	10,444	10,052	30,223	31,233
Total benefits and expenses	272,296	250,635	804,074	771,082
Income before income taxes	$25,044	$41,869	$80,128	$113,836
Income before income taxes decreased by $16.8 million, or 40.2%, and $33.7 million, or 29.6%, for the three and nine months ended September 30, 2014, as compared to the same periods in 2013. The decrease in income in the third quarter and first nine months was primarily due to unfavorable traditional individual life mortality experience compared to the prior year and a decline of $6.8 million and $11.1 million in net investment related gains, (losses), net, respectively. Additionally, a weaker Canadian dollar resulted in a decrease in income before income taxes of $1.6 million and $5.9 million for the third quarter and first nine months of 2014, as compared to the same periods in 2013.

Net premiums increased $9.1 million, or 3.8%, and $10.6 million, or 1.5%, for the three and nine months ended September 30, 2014, as compared to the same periods in 2013. Foreign currency exchange fluctuation in the Canadian dollar resulted in a decrease in net premiums of approximately $11.9 million and $50.1 million for the third quarter and first nine months of 2014, respectively, as compared to the same periods in 2013. Ignoring foreign currency exchange, premiums increased 8.9% and 8.4% in the third quarter and first nine months of 2014, respectively, due to new business from both new and existing treaties. Also contributing to the increase in net premiums is an increase from creditor treaties of $6.8 million and $12.8 million for the third quarter and first nine months of 2014, respectively, as compared to the same periods in 2013. Excluding the impact of foreign currency exchange, reinsurance in force at September 30, 2014 increased 6.6% over September 30, 2013. Premium levels can be significantly influenced by currency fluctuations, large transactions, mix of business and reporting practices of ceding companies and therefore may fluctuate from period to period.
Net investment income increased $0.1 million, or 0.2%, and decreased by $4.4 million, or 2.9%, for the three and nine months ended September 30, 2014, as compared to the same periods in 2013. Foreign currency exchange fluctuation in the Canadian dollar resulted in a decrease in net investment income of approximately $2.4 million and $10.2 million in the third quarter and first nine months of 2014, as compared to the same periods in 2013. A portion of investment income and investment related gains and losses are allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Other revenues increased $2.5 million and $4.2 million for the three and nine months ended September 30, 2014, as compared to the same periods in 2013. The increase in other revenues in the third quarter and the first nine months is primarily due to fees associated with financial reinsurance.
Loss ratios for this segment were 82.2% and 78.4% for the third quarter of 2014 and 2013, and 82.2% and 79.5% for the nine months ended September 30, 2014 and 2013, respectively. Loss ratios for the traditional individual life mortality business were 97.9% and 95.3% for the third quarter of 2014 and 2013, and 98.4% and 94.7% for the nine months ended September 30, 2014 and 2013, respectively. Excluding creditor business, claims as a percentage of net premiums for this segment were 98.7% and 92.2% for the third quarter of 2014 and 2013, and 97.7% and 93.3% for the nine months ended September 30, 2014 and 2013, respectively. Historically, the loss ratio increased primarily as the result of several large permanent level premium in force blocks assumed in 1997 and 1998. These blocks are mature blocks of long-term permanent level premium business in which mortality as a percentage of net premiums is expected to be higher than historical ratios. The nature of permanent level premium policies requires the Company to set up actuarial liabilities and invest the amounts received in excess of early-year claims costs to fund claims in later years when premiums, by design, continue to be level as compared to expected increasing mortality or claim costs. Excluding creditor business, claims and other policy benefits, as a percentage of net premiums and investment income were 77.9% and 72.4% for the third quarter of 2014 and 2013, and 77.5% and 73.2% for the nine months ended September 30, 2014 and 2013, respectively.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 24.6% and 23.5% for the third quarter of 2014 and 2013, and 23.9% and 23.4% for the nine months ended September 30, 2014 and 2013, respectively. Policy acquisition costs and other insurance expenses as a percentage of net premiums for traditional individual life business were 12.6% and 12.5% for the third quarter of 2014 and 2013, and 12.8% and 12.6% for the nine months ended September 30, 2014 and 2013, respectively. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels and product mix. In addition, the amortization patterns of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary.

Other operating expenses increased by $0.4 million, or 3.9%, and decreased by $1.0 million, or 3.2%, for the three and nine months ended September 30, 2014, as compared to the same periods in 2013. Foreign currency exchange fluctuation in the Canadian dollar resulted in a decrease in operating expenses of approximately $0.3 million and $1.5 million for the third quarter and first nine months of 2014, as compared to the same periods in 2013. Other operating expenses as a percentage of net premiums were 4.3% for both of the third quarters of 2014 and 2013, and 4.1% and 4.3% for the nine months ended September 30, 2014 and 2013, respectively.

Europe, Middle East and Africa Operations
The Europe, Middle East and Africa segment includes operations in the United Kingdom (“UK”), South Africa, France, Germany, Ireland, Italy, the Netherlands, Poland, Spain, Turkey and the United Arab Emirates. The segment provides reinsurance for a variety of life and health products through yearly renewable term and coinsurance agreements, critical illness coverage, longevity risk related to payout annuities, capital management and financial reinsurance. Reinsurance agreements may be facultative or automatic agreements covering primarily individual risks and, in some markets, group risks.

(dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues:
Net premiums	$346,457	$303,259	$1,028,084	$888,248
Investment income, net of related expenses	29,191	12,860	63,231	37,912
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	—	—	—	—
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	—	—	—
Other investment related gains (losses), net	3,746	1,323	29,392	3,535
Total investment related gains (losses), net	3,746	1,323	29,392	3,535
Other revenues	13,518	12,409	29,380	17,912
Total revenues	392,912	329,851	1,150,087	947,607
Benefits and expenses:
Claims and other policy benefits	297,992	250,965	887,879	773,666
Interest credited	2,959	—	11,495	—
Policy acquisition costs and other insurance expenses	16,467	13,348	41,224	34,351
Other operating expenses	30,318	25,874	87,786	77,014
Total benefits and expenses	347,736	290,187	1,028,384	885,031
Income before income taxes	$45,176	$39,664	$121,703	$62,576
Income before income taxes increased by $5.5 million, or 13.9%, and $59.1 million, or 94.5%, for the three and nine months ended September 30, 2014, as compared to the same periods in 2013. The increase in income before income taxes for the third quarter and first nine months was primarily due to increased business volumes, most notably in fee income treaties, and by favorable claims experience. In addition, investment related gains increased $2.4 million and $25.9 million in the third quarter and first nine months of 2014, respectively, largely due to asset repositioning related to a payout annuity reinsurance transaction executed during 2014. Favorable foreign currency exchange fluctuations contributed to the increase in income before income taxes totaling $2.1 million and $7.8 million for the third quarter and first nine months ended September 30, 2014, as compared to the same periods in 2013.
Net premiums increased $43.2 million, or 14.2%, and $139.8 million, or 15.7%, for the three and nine months ended September 30, 2014, as compared to the same periods in 2013. Net premiums increased as a result of new business from both new and existing treaties including an increase associated with reinsurance of longevity risk in the UK of $25.0 million and $71.7 million in the third quarter and first nine months of 2014, respectively. Favorable foreign currency exchange fluctuations, particularly with the British pound and the Euro strengthening against the U.S. dollar, increased net premiums by approximately $14.4 million and $44.3 million for the third quarter and first nine months of 2014, as compared to the same periods in 2013.
A portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage, primarily in the UK. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Net premiums earned from this coverage totaled $63.3 million and $62.4 million for the third quarter of 2014 and 2013 and $195.2 million and $189.3 million for the first nine months of 2014 and 2013, respectively. Premium levels can be significantly influenced by currency fluctuations, large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.
Net investment income increased $16.3 million, or 127.0%, and $25.3 million, or 66.8%, for the three and nine months ended September 30, 2014, as compared to the same periods in 2013. These increases were primarily due to an increase in the invested asset base, of which $1.6 billion is related to an invested asset transfer associated with a new payout annuity reinsurance transaction in the UK during 2014, partially offset by a decrease in investment yield. A portion of investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Other revenues increased by $1.1 million, or 8.9%, and $11.5 million, or 64.0%, for the three and nine months ended September 30, 2014, as compared to the same periods in 2013. The increase in other revenues relates to an increased number of fee income treaties. At September 30, 2014 and 2013, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures was $0.9 billion and $0.6 billion, respectively. The increase was primarily due to a transaction in Continental Europe executed in the last half of 2013. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and, therefore, can fluctuate from period to period.
Loss ratios for this segment were 86.0% and 82.8% for the third quarter of 2014 and 2013 and 86.4% and 87.1%, for the first nine months ended September 30, 2014 and 2013, respectively. The increase in quarterly loss ratio in 2014 is due to the particularly favorable claims experience in the third quarter of 2013. The decrease in the loss ratios over the first nine month period is attributable to favorable individual life claims experience over the prior year, primarily in the UK market. Although reasonably predictable over a period of years, claims can be volatile over shorter periods. Management views recent experience as normal short-term volatility that is inherent in the business.
Interest credited expense increased by $3.0 million and $11.5 million for the three and nine months ended September 30, 2014, as compared to the same period in 2013. Interest credited in this segment relates to amounts credited to the contractholders of unit-linked products associated with the Company’s acquisition of Leidsche Verzekeringen Maatschappij N.V. in the third quarter of 2013. The effect on interest credited related to unit-linked products is substantially offset by a corresponding change in investment income and investment related gains (losses), net.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 4.8% and 4.4% for the third quarter of 2014 and 2013 and 4.0% and 3.9% for the nine months ended September 30, 2014 and 2013, respectively. These percentages fluctuate due to timing of client company reporting, variations in the mixture of business and the relative maturity of the business. In addition, as the segment grows, renewal premiums, which have lower allowances than first-year premiums, represent a greater percentage of the total net premiums.
Other operating expenses increased $4.4 million, or 17.2%, and $10.8 million, or 14.0%, for the three and nine months ended September 30, 2014, as compared to the same periods in 2013. Other operating expenses as a percentage of net premiums totaled 8.8% and 8.5% for the third quarter of 2014 and 2013, respectively, and 8.5% and 8.7% for the nine months ended September 30, 2014 and 2013, respectively.
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

(dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues:
Net premiums	$399,422	$357,867	$1,174,859	$1,097,402
Investment income, net of related expenses	26,445	22,889	77,412	67,470
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	—	(197)	—	(197)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	—	—	—
Other investment related gains (losses), net	(6,385)	5,294	2,414	(3,282)
Total investment related gains (losses), net	(6,385)	5,097	2,414	(3,479)
Other revenues	8,950	7,804	71,947	26,093
Total revenues	428,432	393,657	1,326,632	1,187,486
Benefits and expenses:
Claims and other policy benefits	319,507	297,208	929,423	1,174,417
Interest credited	221	270	701	855
Policy acquisition costs and other insurance expenses	51,852	47,284	214,050	169,541
Other operating expenses	36,439	30,116	100,806	92,997
Total benefits and expenses	408,019	374,878	1,244,980	1,437,810
Income (loss) before income taxes	$20,413	$18,779	$81,652	$(250,324)

Income before income taxes increased by $1.6 million and $332.0 million for the three and nine months ended September 30, 2014, as compared to the same periods in 2013. The increase in income before income taxes for the third quarter is primarily attributable to favorable mortality experience across the segment. The increase in income before income taxes for the first nine months is primarily due to an increase of $274.1 million in Australian group claims liabilities related to total and permanent disability coverage and disability income benefits recognized in the second quarter of 2013. Also contributing to the increase in income before taxes for the first nine months was income associated with the recapture of a previously assumed individual lump sum treaty in Australia. Foreign currency exchange fluctuations resulted in a decrease to income before income taxes totaling approximately $0.7 million and $5.3 million for the three and nine months of 2014, as compared to the same periods in 2013.
Net premiums increased $41.6 million, or 11.6%, and $77.5 million, or 7.1% for the three and nine months ended September 30, 2014, as compared to the same periods in 2013. The increase was driven by both new and existing business written throughout the segment. A portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Reinsurance of critical illness in the Asia Pacific segment is offered primarily in South Korea, Australia and Hong Kong. Net premiums earned from this coverage totaled $67.1 million and $74.2 million in the third quarter of 2014 and 2013, and $199.4 million and $180.6 million for the first nine months ended September 30, 2014 and 2013, respectively. Premium levels can be significantly influenced by currency fluctuations, large transactions and reporting practices of ceding companies and can fluctuate from period to period.
Net investment income increased $3.6 million, or 15.5%, and $9.9 million, or 14.7%, for the three and nine months ended September 30, 2014, as compared to the same periods in 2013. The increase was primarily due to an increase in the invested asset base offset slightly by lower investment yields. The increase was also offset by an unfavorable change in foreign currency exchange fluctuations of $4.0 million for the first nine months of 2014, as compared to the same period in 2013. A portion of investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Other revenues increased by $1.1 million, or 14.7%, and $45.9 million, or 175.7%, for the three and nine months ended September 30, 2014, as compared to the same periods in 2013. The increase in other revenues in the first nine months is primarily due to a recapture fee associated with an individual lump sum treaty in Australia along with fees associated with the reinstatement and conversion of an existing treaty in Japan. At September 30, 2014 and 2013, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures was $1.1 billion and $1.6 billion, respectively. The decrease was primarily due to several financial reinsurance agreements, which are performing as expected, where the amount of reinsurance assumed from the client decreases over time. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and, therefore, can fluctuate from period to period.
Loss ratios for this segment were 80.0% and 83.0% for the third quarter of 2014 and 2013 and 79.1% and 107.0% for the nine months ended September 30, 2014 and 2013, respectively. The decrease in the ratio for the third quarter is attributable to favorable mortality experience across the segment. The decrease in the loss ratio in the first nine months is primarily due to a $274.1 million increase in Australian group claims liabilities as well as poor claims experience in the Australian operation’s individual lump sum and individual disability businesses recognized in the second quarter of 2013. The decrease in liabilities is reflected in the table above in claims and other policy benefits. Excluding the Australia operation, loss ratios for this segment was 79.9% for the nine months ended September 30, 2013.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 13.0% and 13.2% for the third quarter of 2014 and 2013, and 18.2% and 15.4% for the nine months ended September 30, 2014 and 2013, respectively. The increase in the ratio for the first nine months was primarily attributable to the recognition of the DAC relating to the aforementioned individual lump sum treaty recapture in Australia. The ratio of policy acquisition costs and other insurance expenses as a percentage of net premiums should generally decline as the business matures; however, the percentage does fluctuate periodically due to timing of client company reporting and variations in the mixture of business.
Other operating expenses increased $6.3 million, or 21.0%, and $7.8 million, or 8.4%, for the three and nine months ended September 30, 2014, as compared to the same periods in 2013. Other operating expenses as a percentage of net premiums totaled 9.1% and 8.4% for the third quarter of 2014 and 2013, and 8.6% and 8.5% for the nine months ended September 30, 2014 and 2013, respectively. The timing of premium flows and the level of costs associated with the entrance into and development of new markets in the growing Asia Pacific segment may cause other operating expenses as a percentage of net premiums to fluctuate over periods of time.

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

(dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues:
Net premiums	$186	$1,004	$607	$288
Investment income, net of related expenses	25,426	19,024	77,044	68,858
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(50)	(194)	(305)	(1,952)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	59	—	6
Other investment related gains (losses), net	(439)	(1,588)	(5,352)	(203)
Total investment related gains (losses), net	(489)	(1,723)	(5,657)	(2,149)
Other revenues	774	5,719	8,071	56,426
Total revenues	25,897	24,024	80,065	123,423
Benefits and expenses:
Claims and other policy benefits	(6)	30	(6)	2
Interest credited	199	186	603	623
Policy acquisition costs and other insurance income	(20,376)	(20,354)	(59,362)	(54,770)
Other operating expenses	21,595	15,339	55,323	55,176
Interest expense	36,065	30,831	106,360	89,235
Collateral finance facility expense	2,571	2,698	7,731	7,886
Total benefits and expenses	40,048	28,730	110,649	98,152
Income (loss) before income taxes	$(14,151)	$(4,706)	$(30,584)	$25,271
Loss before income taxes increased by $9.4 million, or 200.7%, and income before income taxes decreased by $55.9 million, or 221.0%, for the three and nine months ended September 30, 2014, as compared to the same periods in 2013. The increase in loss before income taxes in the third quarter is primarily due to a decrease of $4.9 million in other revenues, an increase of $6.3 million in other operating expenses and an increase of $5.2 million in interest expense, partially offset by an increase of $6.4 million in investment income, net of related expenses. The decrease in income before income taxes in the first nine months is primarily due to a $48.4 million decrease to other revenues and an increase of $17.1 million in interest expense, partially offset by an increase in investment income, net of related expenses of $8.2 million and an increase in policy acquisition costs and other insurance income of $4.6 million.
Total revenues increased by $1.9 million, or 7.8%, and decreased by $43.4 million, or 35.1%, for the three and nine months ended September 30, 2014, as compared to the same periods in 2013. The increase for the third quarter is primarily due to an increase of $6.4 million in investment income, net of related expenses due to higher investment yields, partially offset by a decrease of $4.9 million in other revenues primarily due to a decrease in miscellaneous income. The decrease in the first nine months is due to a decrease in other revenues of $48.4 million related to a $46.5 million gain on repurchase of collateral finance facility securities recognized in the first quarter of 2013.
Total benefits and expenses increased by $11.3 million, or 39.4%, and $12.5 million, or 12.7%, for the three and nine months ended September 30, 2014, as compared to the same periods in 2013. The increase in the third quarter is primarily due to a $6.3 million increase in other operating expenses primarily relating to employee compensation and a $5.2 million increase in interest expense due to a higher level of outstanding debt. The increase in the first nine months is primarily due to an increase of $17.1 million in interest expense due to a higher level of outstanding debt, partially offset by an increase of $4.6 million in policy acquisition costs and other insurance income primarily related to the offset to capital charges allocated to the operating segments.

Liquidity and Capital Resources
Current Market Environment
The average investment yield, excluding spread business, remained consistent for the nine months ended September 30, 2014 as compared to the same period in 2013. In addition, the Company’s insurance liabilities, in particular its annuity products, are sensitive to changing market factors. Lower interest rates and tightening credit spreads for the first nine months of 2014 have increased gross unrealized gains on fixed maturity and equity securities available-for-sale, which were $2,148.4 million and $1,688.4 million at September 30, 2014 and 2013, respectively. Gross unrealized losses totaled $120.9 million and $318.9 million at September 30, 2014 and 2013, respectively.
The Company continues to be in a position to hold any investment security showing an unrealized loss until recovery, provided it remains comfortable with the credit of the issuer. As indicated above, gross unrealized gains on investment securities of $2,148.4 million are well in excess of gross unrealized losses of $120.9 million as of September 30, 2014. Historically low interest rates continued to put pressure on the Company’s investment yield. The Company does not rely on short-term funding or commercial paper and to date it has experienced no liquidity pressure, nor does it anticipate such pressure in the foreseeable future.
The Company projects its reserves to be sufficient, and it would not expect to write down deferred acquisition costs or be required to take any actions to augment capital, even if interest rates remain at current levels for the next five years, assuming all other factors remain constant. While the Company has felt the pressures of sustained low interest rates and volatile equity markets and may continue to do so, its business operations are not overly sensitive to these risks. Although management believes the Company’s current capital base is adequate to support its business at current operating levels, it continues to monitor new business opportunities and any associated new capital needs that could arise from the changing financial landscape.
The Holding Company
RGA is an insurance holding company whose primary uses of liquidity include, but are not limited to, the immediate capital needs of its operating companies, dividends paid to its shareholders, repurchase of common stock and interest payments on its indebtedness. RGA recognized interest expense of $134.2 million and $117.7 million for the nine months ended September 30, 2014 and 2013, respectively. RGA made capital contributions to subsidiaries of $115.4 million and $106.6 million for the nine months ended September 30, 2014 and 2013, respectively. Dividends to shareholders were $64.6 million and $56.5 million for the nine months ended September 30, 2014 and 2013, respectively. There were no principal payments on RGA’s debt for the nine months ended September 30, 2014 and 2013. The primary sources of RGA’s liquidity include proceeds from its capital raising efforts, interest income on undeployed corporate investments, interest income received on surplus notes issued by its subsidiaries and dividends from subsidiaries. RGA recognized interest and dividend income of $74.4 million and $150.5 million for the nine months ended September 30, 2014 and 2013, respectively. There was no issuance of unaffiliated or affiliated long-term debt for the nine months ended September 30, 2014 and 2013. As the Company continues its business operations, RGA will continue to be dependent upon these sources of liquidity. As of September 30, 2014 and December 31, 2013, RGA held $598.7 million and $788.4 million, respectively, of cash and cash equivalents, short-term and other investments and fixed maturity investments.
RGA, through wholly-owned subsidiaries, has committed to provide statutory reserve support to third-parties, in exchange for a fee, by funding loans if certain defined events occur. Such statutory reserves are required under the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX for term life insurance policies and Regulation A-XXX for universal life secondary guarantees). The third-parties have recourse to RGA should the subsidiary fail to provide the required funding, however, as of September 30, 2014, the Company does not believe that it will be required to provide any funding under these commitments as the occurrence of the defined events is considered remote. See Note 8 - "Commitments and Contingent Liabilities" in the Notes to Condensed Consolidated Financial Statements for a table that presents the commitments by period and maximum obligation.
RGA has established an intercompany revolving credit facility where certain subsidiaries can lend to or borrow from each other and from RGA in order to manage capital and liquidity more efficiently. The intercompany revolving credit facility, which is a series of demand loans among RGA and its affiliates, is permitted under applicable insurance laws. This facility reduces overall borrowing costs by allowing RGA and its operating companies to access internal cash resources instead of incurring third-party transaction costs. The statutory borrowing and lending limit for RGA’s Missouri-domiciled insurance subsidiaries is currently 3% of the insurance company’s admitted assets as of its most recent year-end. There was $55.0 million and $50.0 million outstanding under the intercompany revolving credit facility as of September 30, 2014 and December 31, 2013, respectively. In addition to loans associated with the intercompany revolving credit facility, RGA and its subsidiary, RGA Capital LLC, each provided a loan to RGA Australian Holdings Pty Limited, another RGA subsidiary, with both loans having an outstanding balance of $52.5 million and $26.8 million as of September 30, 2014 and December 31, 2013, respectively.

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
In October 2014, the Company’s board of directors declared a dividend of $0.33 per share. All future payments of dividends are at the discretion of RGA’s board of directors and will depend on the Company’s earnings, capital requirements, insurance regulatory conditions, operating conditions, and other such factors as the board of directors may deem relevant. The amount of dividends that RGA can pay will depend in part on the operations of its reinsurance subsidiaries. See Note 13 - "Stock Transactions" in the Notes to Condensed Consolidated Financial Statements for information on the Company's share repurchase program.
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
Additional sources of liquidity to meet unexpected cash outflows in excess of operating cash inflows and current cash and equivalents on hand include selling short-term investments or fixed maturity securities and drawing funds under a revolving credit facility, under which the Company had availability of $672.2 million as of September 30, 2014. The Company also has $680.0 million of funds available through collateralized borrowings from the FHLB.
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

	For the nine months ended September 30,
	2014	2013
	(Dollars in thousands)
Sources:
Net cash provided by operating activities	$1,238,176	$1,251,030
Proceeds from long-term debt issuance	100,000	398,492
Excess tax benefits from share-based payment arrangement	—	2,410
Exercise of stock options, net	17,010	9,212
Change in cash collateral for derivatives and other arrangements	83,283	—
Total sources	1,438,469	1,661,144

Uses:
Net cash used in investing activities	516,764	514,435
Dividends to stockholders	64,587	56,465
Debt issuance costs	—	3,400
Principal payments of long-term debt	192	—
Repurchase and repayment of collateral finance facility securities	—	119,255
Purchases of treasury stock	201,032	269,204
Excess tax benefits from share-based payment arrangement	3,088	—
Change in cash collateral for derivatives and other arrangements	—	68,635
Cash used for changes in universal life and other
investment type policies and contracts	441,181	429,872
Effect of exchange rate changes on cash	16,527	36,535
Total uses	1,243,371	1,497,801
Net increase in cash and cash equivalents	$195,098	$163,343

Cash Flows from Operations - The principal cash inflows from the Company’s reinsurance activities come from premiums, investment and fee income, annuity considerations and deposit funds. The principal cash outflows relate to the liabilities associated with various life and health insurance, annuity and disability products, operating expenses, income tax and interest on outstanding debt obligations. The primary liquidity concern with respect to these cash flows is the risk of shortfalls in premiums and investment income.
Cash Flows from Investments - The principal cash inflows from the Company’s investment activities come from repayments of principal on invested assets, proceeds from maturities of invested assets, sales of invested assets and settlements of freestanding derivatives. The principal cash outflows relate to purchases of investments, issuances of policy loans and settlements of freestanding derivatives. The Company typically has a net cash outflow from investing activities because cash inflows from insurance operations are reinvested in accordance with its asset/liability management discipline to fund insurance liabilities. The Company closely monitors and manages these risks through its credit risk management process. The primary liquidity concerns with respect to these cash flows are the risk of default by debtors and market disruption.
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
Debt
Certain of the Company’s debt agreements contain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of consolidated net worth, maximum ratios of debt to capitalization and change of control provisions. The Company is required to maintain a minimum consolidated net worth, as defined in the debt agreements, of $2.8 billion, calculated as of the last day of each fiscal quarter. Also, consolidated indebtedness, calculated as of the last day of each fiscal quarter, cannot exceed 35% of the sum of the Company’s consolidated indebtedness plus adjusted consolidated stockholders' equity. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the various agreements. Additionally, the Company’s debt agreements contain cross-default covenants, which would make outstanding borrowings immediately payable in the event of a material uncured covenant default under any of the agreements, including, but not limited to, non-payment of indebtedness when due for an amount in excess of $100.0 million, bankruptcy proceedings, or any other event which results in the acceleration of the maturity of indebtedness. As of September 30, 2014 and December 31, 2013, the Company had $2,314.7 million and $2,214.4 million, respectively, in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, available liquidity at the holding company, and the Company’s ability to raise additional funds. Scheduled repayments of debt over the next five years total $2.4 million, $2.5 million, $302.6 million, $2.7 million and $402.8 million in 2015, 1016, 2017, 2018 and 2019, respectively.
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
The Company may borrow up to $850.0 million in cash and obtain letters of credit in multiple currencies on its revolving credit facility that expires in September 2019. As of September 30, 2014, the Company had no cash borrowings outstanding and $177.8 million in issued, but undrawn, letters of credit under this facility. As of September 30, 2014 and December 31, 2013, the average interest rate on short-term and long-term debt outstanding was 5.69% and 5.76%, respectively.
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
In 2006, RGA’s subsidiary, Timberlake Financial, issued $850.0 million of Series A Floating Rate Insured Notes due June 2036 in a private placement. The notes were issued to fund the collateral requirements for statutory reserves required by the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX) on specified term life insurance policies reinsured by RGA Reinsurance and retroceded to Timberlake Reinsurance Company II (“Timberlake Re”). Proceeds from the notes, along with a $112.8 million direct investment by the Company, were deposited into a series of accounts that collateralize the notes and are not available to satisfy the general obligations of the Company. Interest on the notes accrues at an annual rate of 1-month LIBOR plus a base rate margin, payable monthly. The payment of interest and principal on the notes is insured through a financial guaranty insurance policy by a monoline insurance company whose parent company emerged from Chapter 11 bankruptcy in 2013. The notes represent senior, secured indebtedness of Timberlake Financial without legal recourse to RGA or its other subsidiaries.
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
Affiliated captives are commonly used in the insurance industry to help reduce statutory reserve and collateral requirements and are often domiciled in the same state as the insurance company that sponsors the captive. The NAIC has analyzed the insurance industry’s use of affiliated captive reinsurers to satisfy certain reserve requirements and has adopted measures to promote uniformity in both the approval and supervision of such reinsurers. While additional work remains to be done by the NAIC, new standards are being introduced and are expected to continue to be introduced during the next few years. There is a commitment to allowing current captives to continue in accordance with their currently approved plans. State insurance regulators that regulate the Company’s domestic insurance companies are expected to place new restrictions on the use of newly established captive reinsurers in the future and such additional restrictions may make them less effective. This could adversely affect the Company’s ability to reinsure certain products, maintain risk based capital ratios and deploy excess capital. As a result, the Company may need to alter the type and volume of business it reinsures, increase prices on those products, raise additional capital to support higher regulatory reserves or implement higher cost strategies, all of which could adversely impact the Company’s competitive position and its results of operations.
More changes in the use and regulation of captives are expected to be adopted, but it is too early to predict the extent of any changes that may be made. Accordingly, the Company is reevaluating and anticipates adjusting its strategy of using captives to enhance its capital efficiency and competitive position while it monitors the regulations related to captives and any proposed changes in such regulations. The Company cannot estimate the impact of discontinuing or altering its captive strategy in response to potential regulatory changes due to many unknown variables such as the cost and availability of alternative capital, potential changes in regulatory reserving requirements under a principle-based reserving approach which would likely reduce required collateral, changes in acceptable collateral for statutory reserves, the introduction of the “certified reinsurer” in the laws and regulations of certain United States jurisdictions where the Company operates, the potential for increased pricing of products offered by the Company and the potential change in mix of products sold and/or offered by the Company and/or its clients.
In the United States, the introduction of the certified reinsurer has provided an alternative way to manage collateral requirements. RGA Americas Reinsurance Company Ltd has applied to the Missouri Department of Insurance, Financial Institutions and Professional Registration to become designated as a certified reinsurer. Upon certification at an acceptable level, this designation would provide an alternative to the use of captives for collateral requirements.
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
The Company’s liquidity position (cash and cash equivalents and short-term investments) was $1,163.2 million and $1,063.0 million at September 30, 2014 and December 31, 2013, respectively. Cash and cash equivalents includes cash collateral received from derivative counterparties of $117.5 million and $51.0 million as of September 30, 2014 and December 31, 2013, respectively. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in other liabilities in the Company’s condensed consolidated balance sheets. Liquidity needs are determined from valuation analyses conducted by operational units and are driven by product portfolios. Periodic evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.
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
RGA Reinsurance is a member of the FHLB and holds $35.4 million of FHLB common stock, which is included in other invested assets on the Company's condensed consolidated balance sheets. Membership provides RGA Reinsurance access to borrowing arrangements (“advances”) and funding agreements, discussed below, with the FHLB. RGA Reinsurance did not have any advances from the FHLB at September 30, 2014 and December 31, 2013. RGA Reinsurance’s average outstanding balance of advances was $65.5 million and $61.4 million during the third quarter and first nine months of 2014, respectively, and $79.0 million and $32.3 million during the third quarter and first nine months of 2013, respectively. Interest on advances is reflected in interest expense on the Company's condensed consolidated statements of income.
In addition, RGA Reinsurance has also entered into funding agreements with the FHLB under guaranteed investment contracts whereby RGA Reinsurance has issued the funding agreements in exchange for cash and for which the FHLB has been granted a blanket lien on RGA Reinsurance's commercial and residential mortgage-backed securities and commercial mortgage loans used to collateralize RGA Reinsurance's obligations under the funding agreements. RGA Reinsurance maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreements represented by this blanket lien provide that upon any event of default by RGA Reinsurance, the

FHLB's recovery is limited to the amount of RGA Reinsurance's liability under the outstanding funding agreements. The amount of the RGA Reinsurance's liability for the funding agreements with the FHLB under guaranteed investment contracts was $636.1 million and $597.1 million at September 30, 2014 and December 31, 2013, respectively, which is included in interest sensitive contract liabilities on the Company's condensed consolidated balance sheets. The advances on these agreements are collateralized primarily by commercial and residential mortgage-backed securities and commercial mortgage loans. The amount of collateral exceeds the liability and is dependent on the type of assets collateralizing the guaranteed investment contracts.
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
Portfolio Composition
The Company had total cash and invested assets of $36.6 billion and $33.4 billion at September 30, 2014 and December 31, 2013, respectively, as illustrated below (dollars in thousands):

	September 30, 2014	% of Total	December 31, 2013	% of Total
Fixed maturity securities, available-for-sale	$24,475,451	66.8%	$21,474,136	64.4%
Mortgage loans on real estate	2,617,091	7.1	2,486,680	7.4
Policy loans	1,249,948	3.4	1,244,469	3.7
Funds withheld at interest	5,969,006	16.3	5,771,467	17.3
Short-term investments	44,437	0.1	139,395	0.4
Other invested assets	1,165,021	3.2	1,324,960	4.0
Cash and cash equivalents	1,118,745	3.1	923,647	2.8
Total cash and invested assets	$36,639,699	100.0%	$33,364,754	100.0%
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

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	Increase/ (Decrease)	2014	2013	Increase/ (Decrease)
Average invested assets at amortized cost	$20,424,141	$18,263,880	11.8%	$19,854,771	$17,910,062	10.9%
Net investment income	240,877	213,318	12.9	707,125	638,687	10.7
Investment yield (ratio of net investment income to average invested assets)	4.80%	4.75%	5 bps	4.78%	4.78%	0 bps

Investment yield increased for the three months ended September 30, 2014 in comparison to the same period in the prior year due to increased income from limited partnership and real estate joint venture investments. Investment yield for the nine months ended September 30, 2014 is comparable to the same period in the prior year as lower yields upon reinvestment, primarily related to a lower interest rate environment on a historical basis, offset the favorable increase in investment yield for the third quarter.
Fixed Maturity and Equity Securities Available-for-Sale
See “Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables that provide the amortized cost, unrealized gains and losses, estimated fair value of fixed maturity and equity securities, and the other-than-temporary impairments in AOCI by sector as of September 30, 2014 and December 31, 2013.
The Company’s fixed maturity securities are invested primarily in corporate bonds, mortgage- and asset-backed securities, and U.S. and Canadian government securities. As of September 30, 2014 and December 31, 2013, approximately 94.5% and 93.7%, respectively, of the Company’s consolidated investment portfolio of fixed maturity securities were investment grade.
Important factors in the selection of investments include diversification, quality, yield, call protection and total rate of return potential. The relative importance of these factors is determined by market conditions and the underlying reinsurance liability and existing portfolio characteristics. The largest asset class in which fixed maturity securities were invested was corporate securities, which represented approximately 58.0% and 56.4% of total fixed maturity securities as of September 30, 2014 and December 31, 2013, respectively. See “Corporate Fixed Maturity Securities” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables showing the major industry types, which comprise the corporate fixed maturity holdings at September 30, 2014 and December 31, 2013.
As of September 30, 2014, the Company’s investments in Canadian and Canadian provincial government securities represented 15.2% of the fair value of total fixed maturity securities compared to 15.7% of the fair value of total fixed maturity securities at December 31, 2013. These assets are primarily high quality, long duration provincial strips, the valuation of which is closely linked to the interest rate curve. These assets are longer in duration and held primarily for asset/liability management to meet Canadian regulatory requirements. See “Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables showing the various sectors as of September 30, 2014 and December 31, 2013.
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
The quality of the Company’s available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity security portfolio, at September 30, 2014 and December 31, 2013 was as follows (dollars in thousands):

		September 30, 2014			December 31, 2013
NAIC Designation	Rating Agency Designation	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
1	AAA/AA/A	$14,590,478	$16,236,196	66.3%	$12,868,061	$13,867,584	64.6%
2	BBB	6,530,399	6,895,202	28.2	6,072,604	6,255,451	29.1
3	BB	729,311	751,110	3.1	725,733	740,465	3.4
4	B	425,094	421,100	1.7	387,687	400,775	1.9
5	CCC and lower	152,363	150,845	0.6	106,619	106,873	0.5
6	In or near default	25,296	20,998	0.1	110,030	102,988	0.5
	Total	$22,452,941	$24,475,451	100.0%	$20,270,734	$21,474,136	100.0%

The Company’s fixed maturity portfolio includes structured securities. The following table shows the types of structured securities the Company held at September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014		December 31, 2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Residential mortgage-backed securities:
Agency	$597,413	$625,070	$567,113	$580,855
Non-agency	367,023	375,647	403,321	408,788
Total residential mortgage-backed securities	964,436	1,000,717	970,434	989,643
Commercial mortgage-backed securities	1,404,648	1,481,822	1,314,782	1,388,946
Asset-backed securities	993,028	1,006,048	891,751	894,832
Total	$3,362,112	$3,488,587	$3,176,967	$3,273,421
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
As of September 30, 2014 and December 31, 2013, the Company had exposure to commercial mortgage-backed securities with amortized costs totaling $1,404.6 million and $1,314.8 million, and estimated fair values of $1,481.8 million and $1,388.9 million, respectively.  Approximately 99.3% of the commercial mortgage-backed securities were considered investment-grade utilizing the rating methodology described above as of September 30, 2014.  The Company had no other-than-temporary impairments in its investments in commercial mortgage-backed securities for the three and nine months ended September 30, 2014. The Company had no other-than-temporary impairments in its investments in commercial mortgage-backed securities for the three months ended September 30, 2013. The Company recorded $10.1 million of other-than-temporary impairments in its investments in commercial mortgage-backed securities for the nine months ended September 30, 2013.
Asset-backed securities include credit card and automobile receivables, student loans, home equity loans and collateralized debt obligations (primarily collateralized loan obligations). The Company owns floating rate securities that represent approximately 13.9% and 14.0% of the total fixed maturity securities at September 30, 2014 and December 31, 2013, respectively. These investments have a higher degree of income variability than the other fixed income holdings in the portfolio due to the floating rate nature of the interest payments. The Company holds these investments to match specific floating rate liabilities primarily reflected in the condensed consolidated balance sheets as collateral finance facility. In addition to the risks associated with floating rate securities, principal risks in holding asset-backed securities are structural, credit and capital market risks. Structural risks include the securities’ cash flow priority in the capital structure and the inherent prepayment sensitivity of the underlying collateral. Credit risks include the adequacy and ability to realize proceeds from the collateral. Credit risks are mitigated by credit enhancements which include excess spread, over-collateralization and subordination. Capital market risks include general level of interest rates and the liquidity for these securities in the marketplace.
The Company monitors its fixed maturity and equity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, the length of time and the extent to which the market value has been below amortized cost, compliance with covenants, general market and industry sector conditions, current intent and ability to hold securities, and various other subjective factors. Based on management's judgment, securities determined to have an other-than-temporary impairment in value are written down to fair value. See “Investments – Other-than-Temporary Impairment” in Note 2 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in the 2013 Annual Report for additional information. The table below summarizes other-than-temporary impairments for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands).

Asset Class	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Structured securities	$—	$134	$—	$10,243
Corporate / Other fixed maturity securities	246	198	1,419	400
Equity securities	—	—	—	—
Other impairment losses and change in mortgage loan provision	2,041	(233)	5,686	1,268
Total	$2,287	$99	$7,105	$11,911
At September 30, 2014 and December 31, 2013, the Company had $120.9 million and $324.6 million, respectively, of gross unrealized losses related to its fixed maturity and equity securities. The distribution of the gross unrealized losses related to these securities is shown below.

	September 30, 2014	December 31, 2013
Sector:
Corporate securities	62.3%	65.4%
Canadian and Canada provincial governments	1.4	5.2
Residential mortgage-backed securities	8.4	5.8
Asset-backed securities	7.4	4.9
Commercial mortgage-backed securities	7.0	5.4
State and political subdivisions	4.0	4.4
U.S. government and agencies	1.4	1.5
Other foreign government supranational and foreign government-sponsored enterprises	8.1	7.4
Total	100.0%	100.0%
Industry:
Finance	23.5%	20.3%
Asset-backed	7.4	4.9
Industrial	35.1	38.8
Mortgage-backed	15.4	11.2
Government	14.9	18.5
Utility	3.7	6.3
Total	100.0%	100.0%
See “Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the total gross unrealized losses for fixed maturity and equity securities at September 30, 2014 and December 31, 2013, respectively, where the estimated fair value had declined and remained below amortized cost by less than 20% or more than 20%.
The Company’s determination of whether a decline in value is other-than-temporary includes analysis of the underlying credit and the extent and duration of a decline in value. The Company’s credit analysis of an investment includes determining whether the issuer is current on its contractual payments, evaluating whether it is probable that the Company will be able to collect all amounts due according to the contractual terms of the security and analyzing the overall ability of the Company to recover the amortized cost of the investment. In the Company’s impairment review process, the duration and severity of an unrealized loss position for equity securities are given greater weight and consideration given the lack of contractual cash flows and the deferability features of these securities. As of September 30, 2014 and December 31, 2013, there were immaterial gross unrealized losses on equity securities greater than 20 percent of the amortized cost for more than 12 months.
See “Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables that present the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for fixed maturity and equity securities that have estimated fair values below amortized cost, by class and grade security, as well as the length of time the related market value has remained below amortized cost as of September 30, 2014 and December 31, 2013.

As of September 30, 2014 and December 31, 2013, respectively, the Company classified approximately 9.3% and 10.2% of its fixed maturity securities in the Level 3 category (refer to Note 6 – “Fair Value of Assets and Liabilities” in the Notes to Condensed Consolidated Financial Statements for additional information). These securities primarily consist of private placement corporate securities, bank loans, below investment grade commercial and residential mortgage-backed securities and subprime asset-backed securities with inactive trading markets.
See “Securities Borrowing and Other” in Note 4 - “Investments” in the Notes to Condensed Consolidated Financial Statements for information related to the Company’s securities borrowing, repurchase and repurchase/reverse repurchase programs.
Mortgage Loans on Real Estate
Mortgage loans represented approximately 7.1% and 7.5% of the Company’s cash and invested assets as of September 30, 2014 and December 31, 2013, respectively. The Company’s mortgage loan portfolio consists of U.S. based investments primarily in commercial offices, light industrial properties and retail locations. The mortgage loan portfolio is diversified by geographic region and property type. Additional information on geographic concentration and property type can be found under "Mortgage Loans on Real Estate" in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements.
As of September 30, 2014 and December 31, 2013, the Company’s mortgage loans, gross of valuation allowances, were distributed throughout the United States as follows (dollars in thousands):

	September 30, 2014		December 31, 2013
	Recorded Investment	% of Total	Recorded Investment	% of Total
Pacific	$619,413	23.6%	$671,822	26.9%
South Atlantic	598,072	22.8	543,658	21.8
Mountain	454,106	17.3	334,446	13.4
Middle Atlantic	239,077	9.1	266,802	10.7
West North Central	169,953	6.6	138,442	5.5
East North Central	246,170	9.4	236,766	9.5
West South Central	166,409	6.3	168,246	6.7
East South Central	58,741	2.2	59,625	2.4
New England	71,992	2.7	76,979	3.1
Total	$2,623,933	100.0%	$2,496,786	100.0%
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
Policy Loans
Policy loans comprised approximately 3.4% and 3.7% of the Company’s cash and invested assets as of September 30, 2014 and December 31, 2013, respectively, substantially all of which are associated with one client. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. Because policy loans represent premature distributions of policy liabilities, they have the effect of reducing future disintermediation risk. In addition, the Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.

Funds Withheld at Interest
Funds withheld at interest comprised approximately 16.3% and 17.3% of the Company’s cash and invested assets as of September 30, 2014 and December 31, 2013, respectively. For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company, and are reflected as funds withheld at interest on the Company’s consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances with amounts owed by the ceding company. Interest accrues to these assets at rates defined by the treaty terms. Additionally, under certain treaties the Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had an average rating of “A” at September 30, 2014 and December 31, 2013. Certain ceding companies maintain segregated portfolios for the benefit of the Company.
Other Invested Assets
Other invested assets include equity securities, limited partnership interests, joint ventures, structured loans, derivative contracts and contractholder-directed investments supporting unit-linked variable annuity type liabilities, which do not qualify as separate accounts. Other invested assets represented approximately 3.2% and 4.0% of the Company’s cash and invested assets as of September 30, 2014 and December 31, 2013, respectively. See “Other Invested Assets” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the carrying value of the Company’s other invested assets by type as of September 30, 2014 and December 31, 2013.
The Company recorded $2.1 million and $6.3 million of other-than-temporary impairments on limited partnership interests in the third quarter and first nine months of 2014, respectively. The Company did not record any other-than-temporary impairments on limited partnership interests in the third quarter of 2013 and recorded $2.4 million in the first nine months of 2013.
The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value at the reporting date plus or minus any collateral posted or held by the Company. The Company had credit exposure related to its derivative contracts, excluding futures, of $14.4 million and $9.7 million at September 30, 2014 and December 31, 2013, respectively. See “Credit Risk” in Note 5 – “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for additional information.
Contractual Obligations
The Company’s obligation for payables for collateral received under derivative transactions increased by $75.3 million since December 31, 2013 due to an increase in cash received as collateral on derivative positions. The Company’s obligation for other investment related commitments increased by $130.6 million since December 31, 2013 primarily due to an increase in payables related to the Company’s securities repurchase program. There were no other material changes in the Company’s contractual obligations from those previously reported.
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
The Company categorizes its main risks as insurance risk, market risk, credit risk and operational risk. Specific risk assessments and descriptions can be found below and in Item 1A – “Risk Factors” of the 2013 Annual Report.
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
Catastrophe Coverage
The Company accesses the markets each year for annual catastrophic coverages and reviews current coverage and pricing of current and alternate designs. Purchases vary from year to year based on the Company’s perceived value of such coverages. The current policy covers events involving 10 or more insured deaths from a single occurrence and covers $100 million of claims in excess of the Company’s $25 million deductible.
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
Interest Rate Risk
Interest rate risk is the potential for loss, on a net asset and liability basis, due to changes in interest rates, including both normal rate changes and credit spread changes. This risk arises from many of the Company’s primary activities, as the Company invests substantial funds in interest-sensitive assets, primarily fixed maturity securities, and also has certain interest-sensitive contract liabilities. Prolonged historically low rates are not healthy for the Company’s business fundamentals. However, the Company has been proactive in its investment strategies, reinsurance structures and overall asset-liability practices to reduce the risk of unfavorable consequences in this type of environment.
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
In order to reduce the exposure of changes in fair values from interest rate fluctuations, the Company has developed strategies to manage the interest rate sensitivity of its asset base. The maturity structure of the Company’s portfolios are designed to afford protection against erosion of investment portfolio yields during periods of declining interest rates. In addition, from time to time, the Company has utilized the swap market to manage the volatility of cash flows to interest rate fluctuations.

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
Variable Annuities
The Company reinsures variable annuities including those with guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”) and guaranteed minimum withdrawal benefits (“GMWB”). Strong equity markets, increases in interest rates and decreases in volatility will generally decrease the fair value of the liabilities underlying the benefits. Conversely, a decrease in the equity markets along with a decrease in interest rates and an increase in volatility will generally result in an increase in the fair value of the liabilities underlying the benefits, which has the effect of increasing reserves and lowering earnings. The Company maintains a customized dynamic hedging program that is designed to substantially mitigate the risks associated with income volatility around the change in reserves on guaranteed benefits, ignoring the Company’s own credit risk assessment. However, the hedge positions may not fully offset the changes in the carrying value of the guarantees due to, among other things, time lags, high levels of volatility in the equity and derivative markets, extreme swings in interest rates, unexpected contract holder behavior, and divergence between the performance of the underlying funds and hedging indices. These factors, individually or collectively, may have a material adverse effect on the Company’s net income, financial condition or liquidity. The table below provides a summary of variable annuity account values and the fair value of the guaranteed benefits as of September 30, 2014 and December 31, 2013.

(dollars in millions)	September 30, 2014	December 31, 2013
No guarantee minimum benefits	$899	$961
GMDB only	79	86
GMIB only	6	6
GMAB only	46	52
GMWB only	1,676	1,752
GMDB / WB	427	467
Other	28	31
Total variable annuity account values	$3,161	$3,355
Fair value of liabilities associated with living benefit riders	$106	$30
There has been no significant change in the Company’s quantitative or qualitative aspects of market risk during the quarter ended September 30, 2014 from that disclosed in the 2013 Annual Report.
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
Generally, RGA’s insurance subsidiaries retrocede amounts in excess of their retention to RGA Reinsurance, Parkway Re, RGA Barbados, RGA Americas, Rockwood Re, Manor Re, RGA Worldwide or RGA Atlantic. External retrocessions are arranged through the Company’s retrocession pools for amounts in excess of its retention. As of September 30, 2014, all retrocession pool members in this excess retention pool rated by the A.M. Best Company were rated “A-” or better. A rating of “A-” is the fourth highest rating out of fifteen possible ratings. For a majority of the retrocessionaires that were not rated, letters of credit or trust assets have been given as additional security. In addition, the Company performs annual financial and in force reviews of its retrocessionaires to evaluate financial stability and performance.
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
New Accounting Standards
See Note 15 — “New Accounting Standards” in the Notes to Condensed Consolidated Financial Statements.

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
There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table summarizes RGA’s repurchase activity of its common stock during the quarter ended September 30, 2014:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program
July 1, 2014 - July 31, 2014	263,202	$79.60	262,800	$102,335,036
August 1, 2014 - August 31, 2014	1,701	$82.09	—	$102,335,036
September 1, 2014 - September 30, 2014	25	$83.71	—	$102,335,036

(1)
RGA repurchased 262,800 shares of common stock under its share repurchase program for $20.9 million during July 2014. The Company net settled - issuing 1,408, 5,251 and 99 shares from treasury and repurchasing from recipients 402, 1,701 and 25 shares in July, August and September 2014, respectively, in settlement of income tax withholding requirements incurred by the recipients of an equity incentive award.

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

Reinsurance Group of America, Incorporated
Date: November 5, 2014	By:	/s/ A. Greig Woodring
A. Greig Woodring
President & Chief Executive Officer
(Principal Executive Officer)
Date: November 5, 2014	By:	/s/ Jack B. Lay
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

10.1
Credit Agreement, dated as of September 25, 2014, by and among Reinsurance Group of America, Incorporated, the lenders named therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Bank of America, N.A., U.S. Bank National Association and Wells Fargo Bank, National Association as Joint Syndication Agents and Barclays Bank PLC, HSBC Bank USA, National Association, KeyBank National Association, Mizuho Bank, Ltd., Royal Bank of Canada, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and UBS AG, Stamford Branch as Co-Documentation Agents, incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed September 29, 2014.

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