Form 10-K
period 2014-12-31
REINSURANCE GROUP OF AMERICA INC
filed 2015-03-02
CIK 898174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

X	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2014

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number 1-11848
REINSURANCE GROUP OF AMERICA, INCORPORATED
(Exact name of registrant as specified in its charter)

Missouri	43-1627032
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16600 Swingley Ridge Road, Chesterfield, Missouri	63017
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (636) 736-7000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01	New York Stock Exchange
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
Large accelerated filer ✓       Accelerated filer               Non-accelerated filer             Smaller reporting company
Indicate by check mark whether the registrant is a shell company.  Yes         No ✓
The aggregate market value of the stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2014, as reported on the New York Stock Exchange was approximately $5.4 billion.
As of January 31, 2015, 68,785,369 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Definitive Proxy Statement in connection with the 2015 Annual Meeting of Shareholders (“the Proxy Statement”) which will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended December 31, 2014, are incorporated by reference in Part III of this Form 10-K.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

Item 1.         BUSINESS

A.	Overview
Reinsurance Group of America, Incorporated (“RGA”) is an insurance holding company that was formed on December 31, 1992. The consolidated financial statements herein include the assets, liabilities, and results of operations of RGA and its subsidiaries, all of which are wholly owned (collectively, the “Company”).
The Company has grown to become a leading global provider of traditional and non-traditional life and health reinsurance with operations in the United States, Latin America, Canada, Europe, Africa, Asia and Australia. Reinsurance is an arrangement under which an insurance company, the “reinsurer,” agrees to indemnify another insurance company, the “ceding company,” for all or a portion of the insurance risks underwritten by the ceding company. Reinsurance is designed to (i) reduce the net amount at risk on individual risks, thereby enabling the ceding company to increase the volume of business it can underwrite, as well as increase the maximum risk it can underwrite on a single risk; (ii) stabilize operating results by leveling fluctuations in the ceding company’s loss experience; (iii) assist the ceding company in meeting applicable regulatory requirements; and (iv) enhance the ceding company’s financial strength and surplus position.
The Company has five geographic-based or function-based operational segments: U.S. and Latin America; Canada; Europe, Middle East and Africa; Asia Pacific; and Corporate and Other. The U.S. and Latin America operations are further segmented into traditional and non-traditional businesses. The Company’s segments primarily write reinsurance business that is wholly or partially retained in one or more of RGA’s reinsurance subsidiaries. See “Segments” for more information concerning the Company’s operating segments.
Traditional Reinsurance
Traditional reinsurance includes individual and group life and health, disability, and critical illness reinsurance. Life reinsurance primarily refers to reinsurance of individual or group-issued term, whole life, universal life, and joint and last survivor insurance policies. Health and disability reinsurance primarily refers to reinsurance of individual or group health policies. Critical illness reinsurance provides a benefit in the event of the diagnosis of a pre-defined critical illness.
Traditional reinsurance is written on a facultative or automatic treaty basis. Facultative reinsurance is individually underwritten by the reinsurer for each policy to be reinsured, with the pricing and other terms established based upon rates negotiated in advance. Facultative reinsurance is normally purchased by ceding companies for medically impaired lives, unusual risks, or liabilities in excess of the binding limits specified in their automatic reinsurance treaties.
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
Non-Traditional Reinsurance
Non-traditional reinsurance includes longevity reinsurance, asset-intensive reinsurance, and financial reinsurance.
Longevity Reinsurance
In many countries, companies are increasingly interested in reducing their exposure to longevity risk related to the retirement benefits promised to staff. This concern comes from both the absolute size of the risk and also through the volatility that changes in life expectancy can have on their reported earnings. In addition, insurance companies that offer lifetime annuities are seeking ways to manage their current exposure, while also recognizing the potential to take on more risk from employers and individuals.
The Company has entered into transactions on existing longevity business for clients in Europe and Canada. These have been arrangements with traditional insurance companies, as well as customized arrangements for banks dealing with pension schemes.
Asset-Intensive Reinsurance
Asset-intensive reinsurance refers to the full-risk coinsurance of annuities or reinsurance that has a significant investment component. Asset-intensive reinsurance allows the Company’s clients to take advantage of growth opportunities that might otherwise not be available due to restrictions on available capital or concerns about the size of the investment risk on their balance sheets.
An ongoing partnership with clients is important with asset-intensive reinsurance because of the active management involved in this type of reinsurance. This active management includes investment decisions, investment and claims management, and the determination of non-guaranteed elements. Some examples of the reinsurance offered by asset-intensive reinsurance are: fixed deferred annuities, indexed annuities, unit-linked variable annuities, universal life COLI/BOLI, unit-linked variable life, immediate/payout annuities, whole life, disabled life reserves, and extended term insurance.
Financial Reinsurance
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
RGA is an insurance holding company, the principal assets of which consist of the common stock of Reinsurance Company of Missouri, Incorporated (“RCM”), RGA Americas Reinsurance Company, Ltd. (“RGA Americas”), RGA Reinsurance Company (Barbados) Ltd. (“RGA Barbados”), RGA International Reinsurance Company Limited (“RGA International”) and RGA Reinsurance Company of Australia Limited ("RGA Australia") as well as several other subsidiaries, all of which are wholly owned. Potential sources of funds for RGA to make stockholder dividend distributions and to fund debt service obligations are dividends and interest paid to RGA by its subsidiaries, securities maintained in its investment portfolio, and proceeds from securities offerings and borrowings. RCM’s primary sources of funds are dividend distributions paid by its subsidiary, RGA Reinsurance Company (“RGA Reinsurance”), whose principal source of funds is derived from current operations. RGA Americas’ primary sources of funds are dividend distributions paid by its subsidiaries, RGA Life Reinsurance Company of Canada (“RGA Canada”) and RGA Atlantic Reinsurance Company Ltd. (“RGA Atlantic”), whose principal source of funds is derived from current operations. Dividends paid by RGA’s reinsurance subsidiaries are subject to regulatory restrictions of the respective governing bodies where each reinsurance subsidiary is domiciled.

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

Insurer Financial Strength Ratings	A.M. Best Company (1)	Moody’s Investors Service (2)	Standard & Poor’s (3)
RGA Reinsurance Company	A+	A1	AA-
RGA Life Reinsurance Company of Canada	A+	Not Rated	AA-
RGA International Reinsurance Company Limited	Not Rated	Not Rated	AA-
RGA Global Reinsurance Company, Ltd.	Not Rated	Not Rated	AA-
RGA Reinsurance Company of Australia Limited	Not Rated	Not Rated	AA-
RGA Americas Reinsurance Company, Ltd.	A+	Not Rated	AA-
RGA Atlantic Reinsurance Company Ltd.	A+	Not Rated	Not Rated

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
Regulation
The following table provides the jurisdiction of the regulatory authority for RGA’s primary operating and captive subsidiaries:

Subsidiary	Regulatory Authority
RGA Reinsurance	Missouri
Parkway Reinsurance Company (“Parkway Re”)	Missouri
Rockwood Reinsurance Company ("Rockwood Re")	Missouri
Castlewood Reinsurance Company (“Castlewood Re”)	Missouri
Chesterfield Reinsurance Company (“Chesterfield Re”)	Missouri
RCM	Missouri
Timberlake Reinsurance Company II (“Timberlake Re”)	South Carolina
RGA Canada	Canada
RGA Barbados	Barbados
RGA Americas	Bermuda
Manor Reinsurance, Ltd. (“Manor Re”)	Barbados
RGA Atlantic	Barbados
RGA Worldwide Reinsurance Company, Ltd. (“RGA Worldwide”)	Barbados
RGA Global Reinsurance Company, Ltd. (“RGA Global”)	Bermuda
RGA Australia	Australia
RGA International	Ireland
RGA Reinsurance Company of South Africa, Limited (“RGA South Africa”)	South Africa
RGA Reinsurance, RGA Global and RGA International are also subject to regulations in the other jurisdictions in which they are licensed or authorized to do business. Insurance laws and regulations, among other things, establish minimum capital requirements and limit the amount of dividends, distributions, and intercompany payments affiliates can make without regulatory approval. Additionally, insurance laws and regulations impose restrictions on the amounts and types of investments that insurance companies may hold. In addition, new standards to be imposed upon European insurers by Solvency II, revisions to the insurance laws of Bermuda similar to Solvency II, changes to regulations in Canada and revisions to the insurance holding company laws in the U.S. and other jurisdictions could, in the near future, affect RGA Americas, RGA International, RGA Global, RGA Canada, RGA Reinsurance and other subsidiaries, and the clients of each to varying degrees.

U.S. Regulation
Insurance Regulation
The insurance laws and regulations, as well as the level of supervisory authority that may be exercised by the various state insurance departments, vary by jurisdiction. These laws and regulations generally grant broad powers to supervisory agencies or regulators to examine and supervise insurance companies and insurance holding companies with respect to every significant aspect of the conduct of the insurance business. This includes the power to pre-approve the execution of approval or modification of contractual arrangements. These laws and regulations generally require insurance companies to meet certain solvency standards and asset tests, to maintain minimum standards of business conduct, and to file certain reports with regulatory authorities, including information concerning their capital structure, ownership, and financial condition; and subject insurers to potential assessments for amounts paid by guarantee funds. RGA Reinsurance, Chesterfield Re and RCM are subject to the state of Missouri’s adoption of the National Association of Insurance Commissioners (“NAIC”) Model Audit Rule which requires an insurer to have an annual audit by an independent certified public accountant, provide an annual management report of internal control over financial reporting, file the resulting reports with the Director of Insurance and maintain an audit committee. Moreover, the new model insurance holding company standards promulgated by the NAIC during 2010 will likely be adopted by the state of Missouri to become effective in 2015. These new standards will permit the Missouri regulator to request and consider, in its regulation of the solvency of and capital standards for RGA Reinsurance, Chesterfield Re and RCM, information about the operations of other subsidiaries of RGA and the extent to which there may be deemed to exist contagion risk posed by those operations. In addition, RGA is subject of a supervisory college which involves regular meetings of the insurance regulators of the reinsurance entities of RGA. These regular meetings are expected to bring about additional questions and perhaps even limitations on some of the activities of the reinsurance company subsidiaries of RGA.
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
U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX), implemented in the U.S. for various types of life insurance business, significantly increased the level of reserves that U.S. life insurance and life reinsurance companies must hold on their statutory financial statements for various types of life insurance business, primarily certain level premium term life products. The reserve levels required under Regulation XXX are normally in excess of reserves required under GAAP. In situations where primary insurers have reinsured business to reinsurers that are unlicensed and unaccredited in the U.S., the reinsurer must provide collateral equal to its reinsurance reserves in order for the ceding company to receive statutory financial statement credit. Reinsurers have historically utilized letters of credit for the benefit of the ceding company, or have placed assets in trust for the benefit of the ceding company, or have used other structures as the primary forms of collateral.
RGA Reinsurance is the primary subsidiary of the Company subject to Regulation XXX. In order to manage the effect of Regulation XXX on its statutory financial statements, RGA Reinsurance has retroceded a majority of Regulation XXX reserves to unaffiliated and affiliated unlicensed reinsurers and special purpose reinsurers, or captives. RGA Reinsurance’s statutory capital may be significantly reduced if the unaffiliated or affiliated reinsurer is unable to provide the required collateral to support RGA Reinsurance’s statutory reserve credits and RGA Reinsurance cannot find an alternative source for the collateral. New NAIC requirements for life insurers using special purpose reinsures are now in place. While RGA Reinsurance’s current reserve financing arrangements using special purpose reinsurers or “captive reinsurers” are permitted to remain in place, the new rules will place limitations on RGA Reinsurance’s ability to utilize captive reinsurers to finance reserve growth related to future business. Such limitations could cause the Company to utilize alternative financing methods, which may be more expensive than financing methods used in the past.
RGA Reinsurance, Chesterfield Re, Parkway Re, Rockwood Re, Castlewood Re and RCM prepare statutory financial statements in conformity with accounting practices prescribed or permitted by the State of Missouri. Timberlake Re prepares statutory financial statements in conformity with accounting practices prescribed or permitted by the State of South Carolina. Both states require domestic insurance companies to prepare their statutory financial statements in accordance with the NAIC Accounting Practices and Procedures manual subject to any deviations permitted by each state’s insurance commissioner. The Company’s non-U.S. subsidiaries are subject to the regulations and reporting requirements of their respective countries of domicile.
Based on the growth of the Company’s business and the pattern of reserve levels under Regulation XXX associated with term life business and other statutory reserve requirements, the amount of ceded reserve credits is expected to grow. This growth will require the Company to obtain additional letters of credit, put additional assets in trust, or utilize other funding mechanisms to support reserve credits. If the Company is unable to support the reserve credits, the regulatory capital levels of several of its subsidiaries may be significantly reduced, while the regulatory capital requirements for these subsidiaries would not change. The reduction in regulatory capital would not directly affect the Company’s consolidated shareholders’ equity under GAAP; however, it could affect the Company’s ability to write new business and retain existing business.
Affiliated captives are commonly used in the insurance industry to help manage statutory reserve and collateral requirements and are often domiciled in the same state as the insurance company that sponsors the captive. The NAIC has analyzed the insurance industry’s use of affiliated captive reinsurers to satisfy certain reserve requirements and has adopted measures to promote uniformity in both the approval and supervision of such reinsurers. While additional work remains to be done by the NAIC, new standards are being introduced and are expected to continue to be introduced during the next few years. There is a commitment to allowing current captives to continue in accordance with their currently approved plans. State insurance regulators that regulate the Company’s domestic insurance companies are expected to place new restrictions on the use of newly established captive reinsurers in the future and such additional restrictions may make them less effective. This could adversely affect the Company’s ability to reinsure certain products, maintain risk based capital ratios and deploy excess capital. As a result, the Company may need to alter the type and volume of business it reinsures, increase prices on those products, raise additional capital to support higher regulatory reserves or implement higher cost strategies, all of which could adversely affect the Company’s competitive position and its results of operations.
More changes in the use and regulation of captives are expected to be adopted, but it is too early to predict the extent of any changes that may be made. Accordingly, the Company is reevaluating and anticipates adjusting its strategy of using captives to enhance its capital efficiency and competitive position while it monitors the regulations related to captives and any proposed changes in such regulations. The Company cannot estimate the impact of discontinuing or altering its captive strategy in response to potential regulatory changes due to many unknown variables, such as the cost and availability of alternative capital, potential changes in regulatory reserving requirements under a principle-based reserving approach, which would likely reduce required collateral, changes in acceptable collateral for statutory reserves, the introduction of the “certified reinsurer” laws and regulations in certain United States jurisdictions where the Company operates, the potential for increased pricing of products offered by the Company and the potential change in mix of products sold and/or offered by the Company and/or its clients.
In the United States, the introduction of the certified reinsurer has provided an alternative way to manage collateral requirements. In 2014, RGA Americas was designated as a certified reinsurer by the Missouri Department of Insurance, Financial Institutions and Professional Registration (“MDI”). This designation allows the Company to retrocede business to RGA Americas in lieu of using captives for collateral requirements.
Reinsurers may place assets in trust to satisfy collateral requirements for certain treaties. In addition, the Company holds securities in trust to satisfy collateral requirements under certain third-party reinsurance treaties. Under certain conditions, the Company may be obligated to move reinsurance from one subsidiary of RGA to another subsidiary or make payments under a given treaty. These conditions include change in control or ratings of the subsidiary, insolvency, nonperformance under a treaty, or loss of the subsidiary’s reinsurance license. If the Company is ever required to perform under these obligations, the risk to the consolidated company under the reinsurance treaties would not change; however, additional capital may be required due to the change in jurisdiction of the subsidiary reinsuring the business and may create a strain on liquidity, possibly causing a reduction in dividend payments or hampering the Company’s ability to write new business or retain existing business.
Capital Requirements
Risk-Based Capital (“RBC”) guidelines promulgated by the NAIC are applicable to RGA Reinsurance, RCM and Chesterfield Re, and identify minimum capital requirements based upon business levels and asset mix. RGA Reinsurance, RCM and Chesterfield Re maintain capital levels in excess of the amounts required by the applicable guidelines. Timberlake Re, Parkway Re, Rockwood Re and Castlewood Re’s capital requirements are determined solely by their licensing orders issued by their states of domicile. Pursuant to its licensing order issued by the South Carolina Department of Insurance, Timberlake Re only calculates RBC as a means of demonstrating its ability to pay principal and interest on its surplus note issued to Timberlake Financial, L.L.C. ("Timberlake Financial"). It is not otherwise subject to the RBC guidelines. Similarly, Parkway Re, Rockwood Re and Castlewood Re are not subject to the requirements of the NAIC’s RBC guidelines. Regulations in international jurisdictions also require certain minimum capital levels, and subject the companies operating there to oversight by the applicable regulatory bodies. RGA’s subsidiaries meet the minimum capital requirements in their respective jurisdictions. The Company cannot predict the effect that any proposed or future legislation or rulemaking in the countries in which it operates may have on the financial condition or operations of the Company or its subsidiaries.
Insurance Holding Company Regulations
RGA Reinsurance, Chesterfield Re, Parkway Re, Rockwood Re, Castlewood Re and RCM are subject to regulation under the insurance and insurance holding company statutes of Missouri. The Missouri insurance holding company laws and regulations generally require insurance and reinsurance subsidiaries of insurance holding companies to register and file with the MDI, certain reports describing, among other information, their capital structure, ownership, financial condition, certain intercompany transactions, and general business operations. The Missouri insurance holding company statutes and regulations also require prior approval of, or in certain circumstances, prior notice to the MDI of certain material intercompany transfers of assets, as well as certain transactions between insurance companies, their parent companies and affiliates.
Under current Missouri insurance laws and regulations, unless (i) certain filings are made with the MDI, (ii) certain requirements are met, including a public hearing, and (iii) approval or exemption is granted by the Director of the MDI, no person may acquire any voting security or security convertible into a voting security of an insurance holding company, such as RGA, which controls a Missouri insurance company, or merge with such an insurance holding company, if as a result of such transaction such person would “control” the insurance holding company. “Control” is presumed to exist under Missouri law if a person directly or indirectly owns or controls 10% or more of the voting securities of another person. New model insurance holding company standards promulgated by the NAIC during 2010 will likely be adopted by the state of Missouri before the end of 2015 to require greater disclosure to regulators of matters within the RGA group of companies.
Restrictions on Dividends and Distributions
Current Missouri law, applicable to RCM, and its subsidiaries, RGA Reinsurance and Chesterfield Re, permits the payment of dividends or distributions which, together with dividends or distributions paid during the preceding twelve months, do not exceed the greater of (i) 10% of statutory capital and surplus as of the preceding December 31, or (ii) statutory net gain from operations for the preceding calendar year. Any proposed dividend in excess of this amount is considered an “extraordinary dividend” and may not be paid until it has been approved, or a 30-day waiting period has passed during which it has not been disapproved, by the Director of the MDI. Additionally, dividends may be paid only to the extent the insurer has unassigned surplus (as opposed to contributed surplus). Pursuant to these regulatory restrictions, the allowable dividends without prior approval for 2015 for RGA Reinsurance are approximately $152.8 million. Any dividends paid by RGA Reinsurance would be paid to RCM, which in turn has the ability to pay dividends to RGA. Chesterfield Re would pay dividends to its immediate parent Chesterfield Financial Holdings LLC, ("Chesterfield Financial"), which would in turn pay dividends to RCM, subject to the terms of the indenture for the embedded value securitization transaction, in which Chesterfield Financial cannot declare or pay any dividends so long as any private placement notes are outstanding. Chesterfield Re is also subject to certain requirements and restrictions on the payment of dividends pursuant to an agreement with its parent, Chesterfield Financial. The MDI allows RCM to pay a dividend to RGA to the extent RCM received the dividend from RGA Reinsurance, without limitation related to the level of unassigned surplus. Historically, RGA has not relied upon dividends from its subsidiaries to fund its obligations. However, the regulatory limitations and other restrictions described here could limit the Company’s financial flexibility in the future should it choose to or need to use subsidiary dividends as a funding source for its obligations.
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
Missouri insurance laws and regulations also require that the statutory surplus of Chesterfield Re, RCM and RGA Reinsurance following any dividend or distribution be reasonable in relation to their outstanding liabilities and adequate to meet their financial needs. The Director of the MDI may call for a rescission of the payment of a dividend or distribution by Chesterfield Re, RGA Reinsurance or RCM that would cause their statutory surplus to be inadequate under the standards of the Missouri insurance regulations.
Pursuant to the South Carolina Director of Insurance, Timberlake Re may declare dividends after June 2012 subject to a minimum Total Adjusted Capital threshold, as defined by the NAIC’s RBC regulation. As of December 31, 2014, Timberlake Re met the minimum required threshold. Any dividends paid by Timberlake Re would be paid to Timberlake Financial, which in turn is subject to contractual limitations on the amount of dividends it can pay to RCM.
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
Federal Regulation
With enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act during 2010, discussions will continue in the Congress of the United States concerning the future of the McCarran-Ferguson Act, which exempts the “business of insurance” from most federal laws, including anti-trust laws, to the extent such business is subject to state regulation. With the McCarran-Ferguson Act exemption for the business of insurance, a reinsurer may set rate, underwriting and claims handling standards for its ceding company clients to follow. Judicial decisions narrowing the definition of what constitutes the “business of insurance” and repeal or modification of the McCarran-Ferguson Act may limit the ability of the Company, and RGA Reinsurance in particular, to share information with respect to matters such as rate setting, underwriting, and claims management. Likewise, discussions may again resume in the Congress of the United States concerning potential future regulation of insurance and reinsurance at the Federal level. It is not possible to predict the effect of such decisions or changes in the law on the operation of the Company, but it is now more likely than in the past that insurance or reinsurance may be regulated at the Federal level in the U.S. Additionally, new credit for reinsurance rules in the U.S. allowing for collateral reduction has the potential to allow foreign competitors to provide reinsurance to U.S. insurers with reduced collateral requirements. This may ultimately lower the cost at which RGA Reinsurance’s competitors are able to provide reinsurance to U.S. insurers. In addition, the vesting of authority in the U.S. Federal Reserve to review the solvency of certain financial institutions deemed systemically important could impose an additional layer of solvency regulation upon selected insurers and reinsurers. While it is not expected that any RGA entity would be deemed to be systemically important and become the subject to this additional scrutiny, three of RGA Reinsurance’s large U.S. clients have been given the designation subjecting the client’s reinsurance programs to scrutiny by the Federal Reserve. It is possible that more of RGA's clients will be given this designation leading to additional scrutiny of those client's reinsurance programs by the Federal Reserve.
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
International Regulation
RGA’s international insurance operations are principally regulated by insurance regulatory authorities in the jurisdictions in which they are located or operate branch offices. The regulation includes minimum capital, solvency and governance requirements. The authority of RGA’s international operations to conduct business is subject to licensing requirements, inspections and approvals and these authorizations are subject to modification and revocation. Periodic examinations of the insurance company books and records, financial reporting requirements, risk management processes and governance procedures are among the techniques used by regulators to supervise RGA’s non-U.S. insurance businesses. The regulators of RGA’s non-U.S. insurance companies are also invited to be part of the supervisory college held by the Missouri Department of Insurance, RGA’s group supervisor.
Much like the adoption of Dodd-Frank in the U.S., regulators around the world are reviewing the causes of the 2008 - 2009 financial crisis and considering ways to avoid similar problems in the future. A group leading this effort is the Financial Stability Board (“FSB”). The FSB consists of representatives of national financial authorities of the G20 nations. The G20 and the FSB and related governmental bodies have developed proposals to address issues such as group supervision, capital and solvency standards, systemic economic risk, corporate governance, including executive compensation and many other related issues associated with the financial crisis. At the direction of the FSB, the International Association of Insurance Supervisors (“IAIS”) is developing a model framework for the supervision of internationally active insurance groups (“IAIG’s”) that contemplates “group-wide supervision” across national boundaries. RGA anticipates that it may, in future years, be designated an IAIG bringing about requirements for RGA to conduct a group-wide risk and solvency assessment to monitor and manage its overall solvency. At this time RGA cannot predict what additional capital requirements, compliance costs or other burdens these requirements would impose on it, if adopted. There is also the potential for inconsistent or conflicting regulation of the RGA group of companies as lawmakers and regulators in multiple simultaneously pursue these initiatives.
Additionally, RGA International, operating in the European Economic Area (“EEA”), is subject to the Solvency II measures developed by the European Insurance and Occupational Pensions Authority and will be required to abide by the evolving risk management practices, capital standards and disclosure requirements of the Solvency II framework. Additionally, the Company’s clients located in the EEA will need to abide by these standards in operating their insurance businesses, including the management of their ceded reinsurance. Currently, insurers and reinsurers located in the EEA are operating under Interim Guidelines which import the reporting and organizational requirements currently applicable under Solvency II. Solvency II is planned to be fully implemented during 2016. The Company expects Solvency II to have a significant influence on not only the regulation of solvency measures applied to insurers and reinsurers operating within the EEA, but the Company also expects the solvency regulation measures to influence future regulatory structures of countries outside of the EEA, including, China and Japan. Influences of the Solvency II - type framework are already present in the insurance regulation of Bermuda and currently influence the solvency measures imposed upon RGA Global and RGA Americas.
New and proposed restrictions in many Asian countries on RGA’s ability to transfer data from one country to another also threaten to make its operations less efficient. Many of these restrictions either do not anticipate the processing of data for reinsurance purposes at all or place costly restrictions on the ability of a reinsurer to service its business by requiring processing to be done within the borders of the country in which the insured consumer resides.
RGA expects the scope and extent of regulation outside of the U.S., as well as group regulatory oversight generally, to continue to increase.
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
Customer Base
The Company provides reinsurance products primarily to the largest life insurance companies in the world. In 2014, the Company’s five largest clients generated approximately $1,904.1 million or 20.9% of the Company’s gross premiums. In addition, 18 other clients each generated annual gross premiums of $100.0 million or more, and the aggregate gross premiums from these clients represented approximately 32.4% of the Company’s gross premiums. No individual client generated 10% or more of the Company’s total gross premiums. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.
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
Employees
As of December 31, 2014, the Company had 2,070 employees located throughout the world. None of these employees are represented by a labor union.

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

The following table sets forth the Company’s premiums attributable to each of its segments for the periods indicated on both a gross assumed basis and net of premiums ceded to third parties:
Gross and Net Premiums by Segment
(in millions)

	Year Ended December 31,
	2014		2013		2012
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Gross Premiums:
U.S. and Latin America:
Traditional	$5,013.3	55.0%	$4,709.6	54.9%	$4,495.0	54.6%
Non-Traditional	59.5	0.7	67.2	0.8	64.6	0.8
Canada	1,024.1	11.2	1,016.5	11.8	968.6	11.8
Europe, Middle East and Africa	1,404.4	15.4	1,246.6	14.6	1,241.4	15.0
Asia Pacific	1,615.6	17.7	1,533.7	17.9	1,453.8	17.7
Corporate and Other	0.8	—	(0.2)	—	9.2	0.1
Total	$9,117.7	100.0%	$8,573.4	100.0%	$8,232.6	100.0%
Net Premiums:
U.S. and Latin America:
Traditional	$4,725.5	54.5%	$4,563.4	55.2%	$4,342.9	54.9%
Non-Traditional	20.1	0.2	22.5	0.3	14.1	0.2
Canada	974.6	11.2	962.3	11.7	915.7	11.6
Europe, Middle East and Africa	1,374.0	15.9	1,220.8	14.8	1,215.2	15.4
Asia Pacific	1,574.9	18.2	1,485.2	18.0	1,409.5	17.8
Corporate and Other	0.8	—	(0.2)	—	9.2	0.1
Total	$8,669.9	100.0%	$8,254.0	100.0%	$7,906.6	100.0%
The following table sets forth selected information concerning assumed life reinsurance business in force by segment for the periods indicated. The term “in force” refers to insurance policy face amounts or net amounts at risk.
Reinsurance Business In Force by Segment
(in billions)

	As of December 31,
	2014		2013		2012
	Amount	% of Total	Amount	% of Total	Amount	% of Total
U.S. and Latin America:
Traditional	$1,483.9	50.4%	$1,397.0	48.3%	$1,401.8	47.9%
Non-Traditional	1.4	—	2.2	0.1	2.3	0.1
Canada	402.8	13.7	386.3	13.4	389.7	13.3
Europe, Middle East and Africa	561.1	19.1	556.7	19.3	533.4	18.2
Asia Pacific	494.3	16.8	547.7	18.9	600.4	20.5
Total	$2,943.5	100.0%	$2,889.9	100.0%	$2,927.6	100.0%
Reinsurance business in force reflects the addition or acquisition of new life reinsurance business, offset by terminations (e.g., life and group contract terminations, lapses of underlying policies, deaths of insureds, and recapture), changes in foreign currency exchange, and any other changes in the amount of insurance in force. As a result of terminations and other changes, assumed in force amounts at risk of $428.4 billion, $408.1 billion, and $163.4 billion were released in 2014, 2013 and 2012, respectively.

The following table sets forth selected information concerning assumed new business volume by segment for the indicated periods. The term “volume” refers to insurance policy face amounts or net amounts at risk.
New Business Volume by Segment
(in billions)

	Year Ended December 31,
	2014		2013		2012
	Amount	% of Total	Amount	% of Total	Amount	% of Total
U.S. and Latin America:
Traditional	$176.9	36.7%	$95.6	25.8%	$156.3	36.6%
Non-Traditional	—	—	—	—	—	—
Canada	48.3	10.0	46.0	12.4	49.0	11.5
Europe, Middle East and Africa	175.2	36.4	106.2	28.7	94.4	22.1
Asia Pacific	81.6	16.9	122.6	33.1	126.9	29.8
Total	$482.0	100.0%	$370.4	100.0%	$426.6	100.0%
Additional information regarding the operations of the Company’s segments and geographic operations is contained in Note 15 – “Segment Information” in the Notes to Consolidated Financial Statements.
U.S. and Latin America Operations
The U.S. and Latin America operations represented 54.7%, 55.5% and 55.1% of the Company’s net premiums in 2014, 2013 and 2012, respectively. The U.S. and Latin America operations market traditional life and health reinsurance, reinsurance of asset-intensive products, and financial reinsurance, primarily to large U.S. life insurance companies.
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
As the Company does not apply its underwriting standards to each policy ceded to it under automatic treaties, the U.S. and Latin America operations generally require ceding companies to retain a portion of the business written on an automatic basis, thereby increasing the ceding companies’ incentives to underwrite risks with due care and, when appropriate, to contest claims diligently.
The U.S. and Latin America facultative reinsurance operation involves the assessment of the risks inherent in (i) multiple impairments, such as heart disease, high blood pressure, and diabetes; (ii) cases involving large policy face amounts; and (iii) financial risk cases, i.e., cases involving policies disproportionately large in relation to the financial characteristics of the proposed insured. The U.S. and Latin America operations’ marketing efforts have focused on developing facultative relationships with client companies because management believes facultative reinsurance represents a substantial segment of the reinsurance activity of many large insurance companies and also serves as an effective means of expanding the U.S. and Latin America operations’ automatic business. In 2014, 2013 and 2012, approximately 19.9%, 20.3%, and 20.6%, respectively, of the U.S. and Latin America gross premiums were written on a facultative basis.
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
In addition, several of the Company’s U.S. and Latin America clients have purchased life insurance policies insuring the lives of their executives. These policies have generally been issued to fund deferred compensation plans and have been reinsured with the Company. The Company’s consolidated balance sheets included interest-sensitive contract reserves of $1.3 billion as of both December 31, 2014 and 2013, and policy loans of $1.3 billion and $1.2 billion as of December 31, 2014 and 2013, respectively, associated with this business.
Non-Traditional - Asset-Intensive Reinsurance
The Company's U.S. and Latin America Asset-Intensive segment primarily concentrates on the investment risk within underlying annuities and corporate-owned life insurance policies. These reinsurance agreements are mostly structured as coinsurance, coinsurance with funds withheld, or modified coinsurance of primarily investment risk such that the Company recognizes profits or losses primarily from the spread between the investment earnings and the interest credited on the underlying annuity contract liabilities. Reinsurance of such business was reflected in interest-sensitive contract liabilities of approximately $10.7 billion and $11.0 billion as of December 31, 2014 and 2013, respectively.
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
Non-Traditional - Financial Reinsurance
The Company’s U.S. and Latin America Financial Reinsurance segment assists ceding companies in meeting applicable regulatory requirements while enhancing their financial strength and regulatory surplus position. The Company commits cash or assumes regulatory insurance liabilities from the ceding companies. Generally, such amounts are offset by receivables from ceding companies that are repaid by the future profits from the reinsured block of business. The Company structures its financial reinsurance transactions so that the projected future profits of the underlying reinsured business significantly exceed the amount of regulatory surplus provided to the ceding company.
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
Customer Base
The U.S. and Latin America operations market life reinsurance primarily to the largest U.S. life insurance companies. The Company estimates that approximately 85 of the top 100 U.S. life insurance companies, based on premiums, are clients. The treaties underlying this business generally are terminable by either party on 90 days written notice, but only with respect to future new business. Existing business generally is not terminable, unless the underlying policies terminate or are recaptured. In 2014, the five largest clients generated approximately $1,659.1 million or 32.7% of U.S. and Latin America operation’s gross premiums. In addition, 42 other clients each generated annual gross premiums of $20.0 million or more, and the aggregate gross premiums from these clients represented approximately 57.7% of U.S. and Latin America operation’s gross premiums. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.
Canada Operations
The Canada operations represented 11.2%, 11.7%, and 11.6% of the Company’s net premiums in 2014, 2013 and 2012, respectively. In 2014, this segment assumed $48.3 billion in new business, predominately representing recurring new business, as opposed to in force transactions. Approximately 89.0% of the 2014 recurring new business was written on an automatic basis.
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

Clients include most of the life insurers in Canada, although the number of life insurers is much smaller compared to the U.S. In 2014, the five largest clients generated approximately $553.6 million or 54.1% of Canada operation’s gross premiums. In addition, 10 other clients each generated annual gross premiums of $20.0 million or more, and the aggregate gross premiums from these clients represented approximately 36.8% of Canada operation’s gross premiums. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.
RGA Canada employs its own underwriting, actuarial, claims, pricing, accounting, systems, marketing and administrative staff in offices located in Montreal and Toronto.
Europe, Middle East and Africa Operations
The Europe, Middle East and Africa operations represented 15.9%, 14.8%, and 15.4% of the Company’s net premiums in 2014, 2013 and 2012, respectively. This segment serves clients from subsidiaries, licensed branch offices and/or representative offices primarily located in France, Germany, Ireland, Italy, the Netherlands, Poland, South Africa, Spain, Turkey, the United Arab Emirates ("UAE") and the United Kingdom ("UK").
The principal types of reinsurance for this segment include life and health products through yearly renewable term and coinsurance agreements, the reinsurance of critical illness coverage that provides a benefit in the event of the diagnosis of a pre-defined critical illness and the reinsurance of longevity and interest rate risk related to payout annuities. The reinsurance agreements of critical illness coverage may be either facultative or automatic agreements. Premiums earned from critical illness coverage represented 18.8% of the total net premiums for this segment in 2014.
In 2014, the UK operations generated approximately $1,015.9 million, or 72.3% of the segment’s gross premiums. In 2014, the five largest clients generated approximately $701.5 million or 50.0% of Europe, Middle East and Africa operation’s gross premiums. In addition, 11 other clients each generated annual gross premiums of $20.0 million or more, and the aggregate gross premiums from these clients represented approximately 25.4% of Europe, Middle East and Africa operation’s gross premiums. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.
RGA’s operations in the UK, Continental Europe and South Africa employ their own underwriting, actuarial, claims, pricing, accounting, marketing, and administration staffs with additional support services provided by the Company’s staff in the U.S. and Canada.
Asia Pacific Operations
The Asia Pacific operations represented 18.2%, 18.0%, and 17.8% of the Company’s net premiums in 2014, 2013 and 2012, respectively. The Company has a presence in the Asia Pacific region with licensed branch offices and/or representative offices in Hong Kong, India, Japan, South Korea, Taiwan, New Zealand, Labuan (Malaysia) and China. The Company also established a reinsurance subsidiary in Australia in January 1996.
The principal types of reinsurance for this segment include life, critical illness, health, disability, superannuation, and financial reinsurance. Superannuation is the Australian government mandated compulsory retirement savings program. Superannuation funds accumulate retirement funds for employees, and in addition, offer life and disability insurance coverage. Reinsurance agreements may be either facultative or automatic agreements covering primarily individual risks and, in some markets, group risks. Premiums earned from critical illness coverage represented 17.5% of the total net premiums for this segment in 2014.
The Australian operations generated approximately $800.8 million, or 49.6% of the total gross premiums for the Asia Pacific operations in 2014. In 2014, the five largest clients generated approximately $561.3 million or 34.7% of Asia Pacific operation’s gross premiums. In addition, 17 other clients each generated annual gross premiums of $20.0 million or more, and the aggregate gross premiums from these clients represented approximately 42.0% of Asia Pacific operation’s gross premiums. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.
The Hong Kong, India, Labuan, Japan, Taiwan, China and South Korea offices provide full reinsurance services and are supported by the Company’s U.S. and International Division Sydney offices. RGA Australia employs its own underwriting, actuarial, claims, pricing, accounting, systems, marketing, and administration service with additional support provided by the Company’s U.S. and International Division Sydney offices.
Corporate and Other
Corporate and Other operations include investment income from invested assets not allocated to support segment operations and undeployed proceeds from the Company’s capital raising efforts, in addition to unallocated investment related gains or losses. Corporate expenses consist of the offset to capital charges allocated to the operating segments within the policy acquisition costs and other insurance income line item, unallocated overhead and executive costs, and interest expense related to debt. Additionally, Corporate and Other includes results from, among others, RGA Technology Partners, Inc. (“RTP”), a wholly-

owned subsidiary that develops and markets technology solutions for the insurance industry and the investment income and expense associated with the Company’s collateral finance and securitization notes.

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

Item 1A.         RISK FACTORS
In the Risk Factors below, we refer to the Company as “we,” “us,” or “our.” Investing in our securities involves certain risks. Any of the following risks could materially adversely affect our business, results of operations, or financial condition and could result in a loss of your investment. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking and Cautionary Statements” in Item 7 below and the risks of our businesses described elsewhere in this Annual Report on Form 10-K. Many of these risks are interrelated and occur under similar business and economic conditions, and the occurrence of certain of them may in turn cause the emergence, or exacerbate the effect, of others. Such a combination could materially increase the severity of the impact on our operations, liquidity and financial condition.
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
State insurance regulators have been scrutinizing the use of captive reinsurers to satisfy certain reserve requirements. The NAIC has analyzed the insurance industry's use of affiliated captive reinsurers to satisfy certain reserve requirements and has adopted measures to promote uniformity in both the approval and supervision of such reinsurers. While additional work remains to be done by the NAIC, new standards are being introduced and are expected to continue to be introduced during the next few years. State insurance regulators that regulate our domestic insurance companies are expected to place restrictions on the use of such captive reinsurers or makes them less effective. If this occurs, our ability to reinsure certain products, maintain risk based capital ratios and deploy excess capital could be adversely affected. As a result, we may need to alter the type and volume of business we reinsure, increase prices on those products, and raise additional capital to support higher regulatory reserves or implement higher cost strategies, all of which could adversely impact our competitive position and our results of operations and financial position. We cannot estimate the impact of discontinuing or altering our captive strategy in response to potential regulatory changes due to many unknown variables such as the cost and availability of alternative capital, potential changes in regulatory reserving requirements under a principle-based reserving approach which would likely reduce required collateral, changes in acceptable collateral for statutory reserves, the potential introduction of the concept of a “certified reinsurer” in the laws and regulations in certain jurisdictions where we operate, the potential for increased pricing of products offered by us and the potential change in mix of products sold and/or offered by us and/or our clients.

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
We are a multi-national company with operations in numerous countries and, as a result, are exposed to foreign currency risk to the extent that exchange rates of foreign currencies are subject to adverse change over time. The U.S. dollar value of our net investments in foreign operations, our foreign currency transaction settlements and the periodic conversion of the foreign-denominated earnings to U.S. dollars (our reporting currency) are each subject to adverse foreign exchange rate movements. Approximately 40.1% of our revenues and 34.8% of our fixed maturity securities available for sale were denominated in currencies other than the U.S. dollar as of and for the year ended December 31, 2014. We use foreign denominated revenues and investments to fund foreign denominated expenses and liabilities when possible to mitigate exposure to foreign currency fluctuations.
We depend on the performance of others, and their failure to perform in a satisfactory manner would negatively affect us.
In the normal course of business, we seek to limit our exposure to losses from our reinsurance contracts by ceding a portion of the reinsurance to other insurance enterprises or retrocessionaires. We cannot assure you that these insurance enterprises or retrocessionaires will be able to fulfill their obligations to us. As of December 31, 2014, the retrocession pool members participating in our excess retention pool that have been reviewed by A.M. Best Company, were rated “A-”, the fourth highest rating out of fifteen possible ratings, or better. We are also subject to the risk that our clients will be unable to fulfill their obligations to us under our reinsurance agreements with them.

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
For some reinsurance agreements, the ceding company withholds and legally owns and manages assets equal to the net statutory reserves, and we reflect these assets as funds withheld at interest on our balance sheet. In the event that a ceding company was to become insolvent, we would need to assert a claim on the assets supporting our reserve liabilities. We attempt to mitigate our risk of loss by offsetting amounts for claims or allowances that we owe the ceding company with amounts that the ceding company owes to us. We are subject to the investment performance on the withheld assets, although we do not directly control them. We help to set, and monitor compliance with, the investment guidelines followed by these ceding companies. However, to the extent that such investment guidelines are not appropriate, or to the extent that the ceding companies do not adhere to such guidelines, our risk of loss could increase, which could materially adversely affect our financial condition and results of operations. Interest earned on funds withheld represented 4.1% and 5.3% of our consolidated revenues in 2014 and 2013, respectively. Funds withheld at interest totaled $5.9 billion and $5.8 billion at December 31, 2014 and 2013, respectively.
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
Recently, insurance regulators have increased their scrutiny of insurance holding company systems in the United States.   Much of the additional scrutiny is on activities of the insurance company’s entire group which includes the group’s parent company and any non-insurance subsidiaries.  While the laws have not extended regulation to RGA and its non-insurance subsidiaries, the manner in which the insurance regulators regulate RGA’s insurance subsidiaries is now influencing the activities of all other entities within the Company.   In 2010, the National Association of Insurance Commissioners, or “NAIC”, amended its Model Insurance Holding Company System Regulatory Act to provide for an expanded supervision of insurance groups operating in the United States.  The scope of these changes includes a review of enterprise risk management programs as well as expanded review of agreements between licensed insurers and their group members. Twenty-six states have either adopted these new standards or are in the process of adopting these standards.  It is expected that Missouri will adopt these new standards as law during 2015.
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
In 2014, approximately 34.1% of our net premiums came from our operations in Europe, Middle East and Africa and Asia Pacific. One of our strategies is to grow these international operations. International operations subject us to various inherent risks. In addition to the regulatory and foreign currency risks identified above, other risks include the following:

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
The failure in Cyber or other information security systems, as well as the occurrence of unanticipated events affecting our disaster recovery systems and business continuity planning could impair our ability to conduct business effectively.
Our business is highly dependent upon the effective operation of our computer systems. We rely on these systems for a variety of business functions across our global operations, including for the administration of our business, underwriting, claims, and performing actuarial analyses and maintaining financial records. While we maintain liability insurance for cybersecurity and network interruption losses, our insurance may not be sufficient to protect us against all losses.
We depend heavily upon computer systems to provide reliable service, data and reports. In the event of a disaster such as a natural catastrophe, epidemic, an industrial accident, a blackout, a computer virus, a terrorist attack or war, unanticipated problems with our disaster recovery systems could have a material adverse impact on our ability to conduct business and on our results of operations and financial position, particularly if those problems affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data. In addition, in the event that a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct business could be severely compromised. These interruptions also may interfere with our clients’ ability to provide data and other information and our employees’ ability to perform their job responsibilities.
The failure of our computer systems and/or our disaster recovery capabilities and plans for any reason could cause significant interruptions in our operations and result in a failure to maintain security, confidentiality or privacy of sensitive or personal data, related to our customers, insured individuals or our employees. Like other global companies, we have experienced threats to our data and systems from time to time. However, we have not detected, nor have we identified any evidence to indicate we have experienced a material breach of cyber security. Administrative and technical controls, security measures and other preventative actions we take to reduce the risk of such incidents and protect our information technology may not be sufficient to prevent physical and electronic break-ins, and similar disruptions from unauthorized tampering with our computer systems. Such a failure could harm our reputation, subject us to regulatory sanctions and legal claims, lead to loss of customers and revenues and otherwise adversely affect our business and financial results.

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
We hold certain investments that may lack liquidity, such as privately placed fixed maturity securities, mortgage loans, policy loans, and real estate equity. If we require significant amounts of cash on short notice in excess of normal cash requirements or are required to post or return collateral in connection with our investment portfolio, derivatives transactions or securities lending activities, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both.
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
Our mortgage loans face default risk and are principally collateralized by commercial properties. Mortgage loans are stated on our balance sheet at unpaid principal balance, adjusted for any unamortized premium or discount, deferred fees or expenses, and are net of valuation allowances. We establish valuation allowances for estimated impairments as of the balance sheet date. Such valuation allowances are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate, the value of the loan’s collateral if the loan is in the process of foreclosure or otherwise collateral dependent, or the loan’s market value if the loan is being sold. At December 31, 2014, we had valuation allowances of $6.5 million related to our mortgage loans. The performance of our mortgage loan investments, however, may fluctuate in the future. An increase in the default rate of our mortgage loan investments could have a material adverse effect on our results of operations and financial condition.
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
The determination of fair values in the absence of quoted market prices is based on: (i) valuation methodologies; (ii) securities we deem to be comparable; and (iii) assumptions deemed appropriate based on market conditions specific to the security. The fair value estimates are made at a specific point in time, based on available market information and judgments about assets and liabilities, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. Factors considered in estimating fair value include: coupon rate, maturity, estimated duration, call provisions, sinking fund requirements, credit rating, industry sector of the issuer, and quoted market prices of comparable securities. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts.
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
We are subject to the risk that the issuers, or guarantors, of fixed maturity securities we own may default on principal and interest payments they owe us. At December 31, 2014, the fixed maturity securities of $25.5 billion in our investment portfolio represented 66.5% of our total cash and invested assets. The occurrence of a major economic downturn (or a prolonged downturn in the economy), acts of corporate malfeasance, widening risk spreads, or other events that adversely affect the issuers or guarantors of these securities could cause the value of our fixed maturity securities portfolio and our net income to decline and the default rate of the fixed maturity securities in our investment portfolio to increase. A ratings downgrade affecting issuers or guarantors of particular securities, or similar trends that could worsen the credit quality of issuers, such as the corporate issuers of securities in our investment portfolio, could also have a similar effect. With economic uncertainty, credit quality of issuers or guarantors could be adversely affected. Any event reducing the value of these securities other than on a temporary basis could have a material adverse effect on our business, results of operations and financial condition.
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
Our shareholders may not receive future dividends. Historically, we have paid quarterly dividends ranging from $0.027 per share in 1993 to $0.33 per share in 2014. All future payments of dividends, however, are at the discretion of our board of directors and will depend on our earnings, capital requirements, insurance regulatory conditions, operating conditions, and such other factors as our board of directors may deem relevant. The amount of dividends that we can pay will depend in part on the operations of our reinsurance subsidiaries. Under certain circumstances, we may be contractually prohibited from paying dividends on our common stock due to restrictions associated with certain of our debt securities.
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

Item 2.         PROPERTIES
The Company's headquarters is located at 16600 Swingley Ridge Road, Chesterfield, Missouri, which comprises approximately 400,000 square feet. In addition, the Company leases approximately 296,000 square feet of office space in 40 locations throughout the U.S., Latin America, Canada, Europe, South Africa, and the Asia Pacific region.
Most of the Company’s leases in the U.S. and other countries have lease terms of three to five years, although some leases have longer terms, none exceed 15 years. As provided in Note 12 – “Commitments, Contingencies and Guarantees” in the Notes to Consolidated Financial Statements, the rental expense on operating leases for office space and equipment totaled $19.3 million for 2014.
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

PART II
Item 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Insurance companies are subject to statutory regulations that restrict the payment of dividends. See Item 1 under the caption Regulation – “Restrictions on Dividends and Distributions”. See Item 8, Note 3 – “Stock Transactions” in the Notes to Consolidated Financial Statements for information regarding board approved stock repurchase plans. See Item 12 for information about the Company's compensation plans.
Reinsurance Group of America, Incorporated common stock is traded on the New York Stock Exchange (NYSE) under the symbol “RGA”. On January 31, 2014, there were 31,934 stockholders of record of RGA’s common stock and 68.8 million shares outstanding. The following table presents the high and low closing prices for the common stock on the New York Stock Exchange during the periods indicated and the dividends declared per share during such periods:

	2014			2013
Period	High	Low	Dividends Declared	High	Low	Dividends Declared
First Quarter	$81.28	$70.22	$0.30	$61.86	$54.33	$0.24
Second Quarter	80.66	75.04	0.30	69.28	57.14	0.24
Third Quarter	84.45	78.29	0.33	73.32	63.95	0.30
Fourth Quarter	89.87	72.34	0.33	77.55	66.99	0.30
Issuer Purchases of Equity Securities
The following table summarizes RGA’s repurchase activity of its common stock during the quarter ended December 31, 2014:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program
October 1, 2014 - October 31, 2014	663	$81.27	—	$102,335,036
November 1, 2014 - November 30, 2014	3,450	$85.91	—	$102,335,036
December 1, 2014 - December 31, 2014	201	$86.15	—	$102,335,036

(1)
The Company net settled - issuing 2,055, 9,288 and 795 shares from treasury and repurchasing from recipients 663, 3,450 and 201 shares in October, November and December 2014, respectively, in settlement of income tax withholding requirements incurred by the recipients of an equity incentive award.

In February 2014, RGA’s board of directors authorized a share repurchase program for up to $300.0 million of RGA’s outstanding common stock. In connection with this authorization, the board of directors terminated the stock repurchase authority granted in 2013.
On January 22, 2015, RGA’s board of directors authorized a share repurchase program for up to $300.0 million of the RGA’s outstanding common stock. The authorization is effective immediately and does not have an expiration date. In connection with this new authorization, the board of directors terminated the stock repurchase authority granted in 2014.

Comparison of 5 Year Cumulative Total Return
Set forth below is a graph for the Company’s common stock for the period beginning December 31, 2009 and ending December 31, 2014, assuming $100 was invested on December 31, 2009. The graph compares the cumulative total return on the Company’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the cumulative total return of companies in the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Insurance (Life/Health) Index. The indices are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the Company’s common stock, and are not intended to forecast or be indicative of future performance of the common stock.

	Base Period	Cumulative Total Return
	12/09	12/10	12/11	12/12	12/13	12/14
Reinsurance Group of America, Incorporated	$100.00	$113.83	$111.91	$116.42	$171.18	$196.86
S & P 500	100.00	115.06	117.49	136.30	180.44	205.14
S & P Life & Health Insurance	100.00	125.25	99.31	113.80	186.04	189.66

Item 6.         SELECTED FINANCIAL DATA
The following selected financial data has been derived from the Company’s audited consolidated financial statements. The consolidated statement of income data for the years ended December 31, 2014, 2013 and 2012, and the consolidated balance sheet data at December 31, 2014 and 2013 have been derived from the Company’s audited consolidated financial statements included elsewhere herein. The consolidated statement of income data for the years ended December 31, 2011 and 2010, and the consolidated balance sheet data at December 31, 2012, 2011 and 2010 have been derived from the Company’s audited consolidated financial statements not included herein. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere herein.
Selected Consolidated Financial and Operating Data
(in millions, except per share and operating data)

	As of or For the Years Ended December 31,
Income Statement Data	2014	2013	2012	2011	2010
Revenues:
Net premiums	$8,669.9	$8,254.0	$7,906.6	$7,335.7	$6,659.7
Investment income, net of related expenses	1,713.7	1,699.9	1,436.2	1,281.2	1,238.7
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(7.8)	(12.7)	(15.9)	(30.9)	(31.9)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	(0.2)	(7.6)	3.9	2.0
Other investment related gains (losses), net	194.0	76.9	277.6	(9.1)	241.9
Total investment related gains (losses), net	186.2	64.0	254.1	(36.1)	212.0
Other revenues	334.4	300.5	244.0	248.7	151.3
Total revenues	10,904.2	10,318.4	9,840.9	8,829.5	8,261.7
Benefits and expenses:
Claims and other policy benefits	7,406.7	7,304.3	6,666.0	6,225.2	5,547.1
Interest credited	451.0	476.5	379.9	316.4	310.0
Policy acquisition costs and other insurance expenses	1,391.4	1,300.8	1,306.5	990.1	1,137.6
Other operating expenses	538.4	466.7	451.8	419.3	362.0
Interest expense	96.7	124.3	105.3	102.6	91.0
Collateral finance and securitization expense	11.5	10.5	12.2	12.4	7.8
Total benefits and expenses	9,895.7	9,683.1	8,921.7	8,066.0	7,455.5
Income before income taxes	1,008.5	635.3	919.2	763.5	806.2
Provision for income taxes	324.5	216.4	287.3	217.5	270.5
Net income	$684.0	$418.9	$631.9	$546.0	$535.7
Earnings Per Share
Basic earnings per share	$9.88	$5.82	$8.57	$7.42	$7.32
Diluted earnings per share	9.78	5.78	8.52	7.37	7.17
Weighted average diluted shares, in thousands	69,962	72,461	74,153	74,108	74,694
Dividends per share on common stock	$1.26	$1.08	$0.84	$0.60	$0.48
Balance Sheet Data
Total investments	$36,696.1	$32,441.1	$32,912.2	$24,964.6	$22,666.6
Total assets	44,679.6	39,674.5	40,360.4	31,634.0	28,670.2
Policy liabilities(1)	30,892.2	28,386.1	27,886.6	21,139.7	19,647.2
Short-term debt	—	—	—	—	200.0
Long-term debt	2,314.3	2,214.4	1,815.3	1,414.7	1,016.4
Collateral finance and securitization notes	782.7	484.8	652.0	652.0	850.0
Trust preferred securities	—	—	—	—	159.4
Total stockholders’ equity	7,023.5	5,935.5	6,910.2	5,818.7	4,765.4
Total stockholders’ equity per share	102.13	83.87	93.47	79.31	64.96
Operating Data (in billions)
Assumed ordinary life reinsurance in force	$2,943.5	$2,889.9	$2,927.6	$2,664.4	$2,540.3
Assumed new business production	482.0	370.4	426.6	428.9	327.6

(1)	Policy liabilities include future policy benefits, interest-sensitive contract liabilities, and other policy claims and benefits.

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
Numerous important factors could cause actual results and events to differ materially from those expressed or implied by forward-looking statements including, without limitation, (1) adverse capital and credit market conditions and their impact on the Company’s liquidity, access to capital and cost of capital, (2) the impairment of other financial institutions and its effect on the Company’s business, (3) requirements to post collateral or make payments due to declines in market value of assets subject to the Company’s collateral arrangements, (4) the fact that the determination of allowances and impairments taken on the Company’s investments is highly subjective, (5) adverse changes in mortality, morbidity, lapsation or claims experience, (6) changes in the Company’s financial strength and credit ratings and the effect of such changes on the Company’s future results of operations and financial condition, (7) inadequate risk analysis and underwriting, (8) general economic conditions or a prolonged economic downturn affecting the demand for insurance and reinsurance in the Company’s current and planned markets, (9) the availability and cost of collateral necessary for regulatory reserves and capital, (10) market or economic conditions that adversely affect the value of the Company’s investment securities or result in the impairment of all or a portion of the value of certain of the Company’s investment securities, that in turn could affect regulatory capital, (11) market or economic conditions that adversely affect the Company’s ability to make timely sales of investment securities, (12) risks inherent in the Company’s risk management and investment strategy, including changes in investment portfolio yields due to interest rate or credit quality changes, (13) fluctuations in U.S. or foreign currency exchange rates, interest rates, or securities and real estate markets, (14) adverse litigation or arbitration results, (15) the adequacy of reserves, resources and accurate information relating to settlements, awards and terminated and discontinued lines of business, (16) the stability of and actions by governments and economies in the markets in which the Company operates, including ongoing uncertainties regarding the amount of United States sovereign debt and the credit ratings thereof, (17) competitive factors and competitors’ responses to the Company’s initiatives, (18) the success of the Company’s clients, (19) successful execution of the Company’s entry into new markets, (20) successful development and introduction of new products and distribution opportunities, (21) the Company’s ability to successfully integrate acquired blocks of business and entities, (22) action by regulators who have authority over the Company’s reinsurance operations in the jurisdictions in which it operates, (23) the Company’s dependence on third parties, including those insurance companies and reinsurers to which the Company cedes some reinsurance, third-party investment managers and others, (24) the threat of natural disasters, catastrophes, terrorist attacks, epidemics or pandemics anywhere in the world where the Company or its clients do business, (25) interruption or failure of the Company's telecommunication, information technology or other operational systems, or the Company's failure to maintain adequate security to protect the confidentiality or privacy of personal or sensitive data stored on such systems, (26)changes in laws, regulations, and accounting standards applicable to the Company, its subsidiaries, or its business, (27) the effect of the Company’s status as an insurance holding company and regulatory restrictions on its ability to pay principal of and interest on its debt obligations, and (28) other risks and uncertainties described in this document and in the Company’s other filings with the Securities and Exchange Commission (“SEC”).
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
Overview
RGA is an insurance holding company that was formed on December 31, 1992. The consolidated financial statements include the assets, liabilities, and results of operations of RGA, RGA Reinsurance, RCM, RGA Barbados, RGA Americas, RGA International and RGA Australia as well as other subsidiaries, all of which are wholly owned (collectively, the Company).
The Company provides traditional and non-traditional reinsurance to its clients. Traditional reinsurance includes individual and group life and health, disability, and critical illness reinsurance. Non-traditional reinsurance includes longevity reinsurance, asset-intensive reinsurance, and financial reinsurance.

The Company derives revenues primarily from renewal premiums from existing reinsurance treaties, new business premiums from existing or new reinsurance treaties, fee income from non-traditional reinsurance business and income earned on invested assets.
Historically, the Company’s primary business has been traditional life reinsurance, which involves reinsuring life insurance policies that are often in force for the remaining lifetime of the underlying individuals insured, with premiums earned typically over a period of 10 to 30 years. Each year, however, a portion of the business under existing treaties terminates due to, among other things, lapses or voluntary surrenders of underlying policies, deaths of insureds, and the exercise of recapture options by ceding companies. More recently, the Company has expanded its non-traditional reinsurance business to allow its clients to take advantage of growth opportunities and manage their capital and investment risk.
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
The Company has five geographic-based or function-based operational segments: U.S. and Latin America; Canada; Europe, Middle East and Africa; Asia Pacific; and Corporate and Other. The U.S. and Latin America operations are further segmented into traditional and non-traditional businesses. The U.S. and Latin America operations provide individual life, long-term care, group life and health reinsurance, annuity and financial reinsurance products. The U.S. and Latin America operations non-traditional business also issues fee-based synthetic guaranteed investment contracts, which include investment-only, stable value contracts, to retirement plans. The Canada operations reinsure traditional individual life products as well as creditor reinsurance, group life and health reinsurance, non-guaranteed critical illness products and longevity reinsurance. Europe, Middle East and Africa operations include a variety of life and health products, critical illness and longevity business throughout Europe and in South Africa, in addition to other markets the Company is developing. The principle types of reinsurance in Asia Pacific include life, critical illness, health, disability, superannuation and financial reinsurance. Corporate and Other includes results from, among others, RTP, a wholly-owned subsidiary that develops and markets technology solutions for the insurance industry, interest expense related to debt and the investment income and expense associated with the Company’s collateral finance and securitization notes. The Company measures segment performance based on profit or loss from operations before income taxes.
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
The Company is one of the leading life reinsurers in North America based on premiums and the amount of life reinsurance in force. Based on an industry survey of 2013 information prepared by Munich American at the request of the Society of Actuaries Reinsurance Section (“SOA survey”), the Company has the third largest market share in North America as measured by individual life insurance in force. The Company’s approach to the North American market has been to:

•	focus on large, high quality life insurers as clients;

•	provide quality facultative underwriting and automatic reinsurance capacity; and

•	deliver responsive and flexible service to its clients.
In 1994, the Company began using its North American underwriting expertise and industry knowledge to expand into international markets and now has operations in Australia, Barbados, Bermuda, China, France, Germany, Hong Kong, India, Ireland, Italy, Japan, Mexico, the Netherlands, New Zealand, Poland, Singapore, South Africa, South Korea, Spain, Taiwan, the UAE and the UK. The Company generally starts new operations from the ground up in these markets as opposed to acquiring existing operations, and it often enters these markets to support its North American clients as they expand internationally. Based on information from competitors’ annual reports, the Company believes it is the third largest global life and health reinsurer in the world based on 2013 life and health reinsurance premiums. The Company conducts business with the majority of the largest U.S. and international life insurance companies. The Company has also developed its capacity and expertise in the reinsurance of asset-intensive products (primarily annuities and corporate-owned life insurance) and financial reinsurance.

Industry Trends
The Company believes that the following trends in the life insurance industry will continue to create demand for life reinsurance.
Outsourcing of Mortality. The SOA survey indicates that U.S. life reinsurance in force has increased from $5.8 trillion in 2003 to $9.7 trillion at year-end 2013. The Company believes this trend reflects the continued utilization by life insurance companies of reinsurance to manage capital and mortality risk and to develop competitive products. However, the survey results indicate a decline in the percentage of new business being reinsured in recent years, which has caused premium growth rates in the U.S. life reinsurance market to moderate. The Company believes the decline in new business being reinsured is likely a reaction by ceding companies to a broad-based increase in reinsurance rates in the market, stronger capital positions maintained by ceding companies in recent years and a desire by ceding companies to adjust their risk profiles. However, the Company believes reinsurers will continue to be an integral part of the life insurance market due to their ability to efficiently aggregate a significant volume of life insurance in force, creating economies of scale and greater diversification of risk. As a result of having larger amounts of data at their disposal compared to primary life insurance companies, reinsurers tend to have better insights into mortality trends, creating more efficient pricing for mortality risk.
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
Consolidation and Reorganization Within the Life Reinsurance and Life Insurance Industry. As a result of consolidations over the last decade within the life reinsurance industry, there are fewer competitors. According to the SOA survey, as of December 31, 2013, the top five companies held approximately 75.0% of the market share in North America based on life reinsurance in force. As a consequence, the Company believes the life reinsurance pricing environment will remain attractive for the remaining life reinsurers, particularly those with a significant market presence and strong ratings.
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

•
Asset-intensive and Longevity Reinsurance and Other Products. The Company intends to continue leveraging its existing client relationships and reinsurance expertise to create customized reinsurance products and solutions. Industry trends, particularly the increased pace of consolidation and reorganization among life insurance companies and changes in products and product distribution, are expected to enhance existing opportunities for asset-intensive and longevity reinsurance and other products. The Company began reinsuring annuities with guaranteed minimum benefits on a limited basis in 2007. To date, most of the Company’s asset-intensive reinsurance business has been written in the U.S.; however, the Company believes opportunities outside of the U.S. may further develop in the near future, particularly in Asian markets with emerging economies and growing insurance demands. The Company also provides longevity reinsurance in Europe and Canada, and in 2008 entered the U.S. healthcare reinsurance market with a primary focus on long-term care and Medicare supplement insurance. In 2010, the Company expanded into the group reinsurance market in North America with the acquisition of Reliastar Life Insurance Company’s U.S. and Canada operations.

Results of Operations
Consolidated
Consolidated net income increased $265.2 million, or 63.3%, and decreased $213.1 million, or 33.7%, in 2014 and 2013, respectively. Diluted earnings per share on net income were $9.78 in 2014 compared to $5.78 in 2013 and $8.52 in 2012. The increase in net income in 2014 is mainly attributable to the Asia Pacific segment's transition from a loss before income taxes of $226.7 million in 2013, to income before income taxes of $102.3 million in 2014. The loss in the Asia Pacific segment during 2013 reflects an increase in Australian group claims liabilities primarily related to total and permanent disability coverage and disability income benefits as well as poor claims experience in the Australian operation’s individual lump sum and individual disability businesses, primarily in the second quarter of 2013.
In addition, the increase in net income in 2014 reflects higher premiums and increases in both investment related gains and other revenues. The increase in other revenues in 2014 is primarily due to fee income on financial reinsurance transactions in addition to recapture fees and reinstatement fees recognized in the Asia Pacific segment, offset somewhat by the recognition in other revenues of gains on the repurchase of collateral finance securities of $46.5 million in 2013.
Net income in 2014 benefited from the release of liabilities established for uncertain tax positions due to the closure with the U.S. Internal Revenue Service of tax returns for a recent five-year period. As a result of that release and other adjustments, the provision for income taxes in 2014 was reduced and accrued interest expense of approximately $43.9 million was reversed. The effect of recognizing the closure of these tax years and other adjustments increased net income by $33.0 million. Additionally, the U.S. Congress retroactively extended the active financing exception legislation during 2014, which further reduced the provision for income taxes by $5.5 million. The Company's effective tax rate was 32.2% in 2014 compared to 34.1% in 2013.
In addition to the loss recognized in 2013 in the Asia Pacific segment, the decrease in net income in 2013 reflects a decrease in investment related gains partially offset by the recognition in other revenues of the aforementioned gains on the repurchase of collateral finance securities. The decrease in investment related gains in 2013 was primarily due to a decrease in net hedging gains related to the liabilities associated with guaranteed minimum living benefits. Foreign currency exchange fluctuations resulted in decreases to net income of approximately $11.0 million and $1.3 million in 2014 and 2013, respectively.
The Company recognizes in consolidated income, any changes in the value of embedded derivatives on modco or funds withheld treaties, equity-indexed annuity treaties (“EIAs”) and variable annuity products. The combined changes in these three types of embedded derivatives, after adjustment for deferred acquisition costs and retrocession, resulted in a decrease to net income of approximately $37.4 million in 2014 and an increase of approximately $80.3 million in 2013, respectively, as compared to the prior years. These fluctuations do not affect current cash flows, crediting rates or spread performance on the underlying treaties. Therefore, management believes it is helpful to distinguish between the effects of changes in these embedded derivatives, net of related hedging activity, and the primary factors that drive profitability of the underlying treaties, namely investment income, fee income, and interest credited. The individual effect on income before income taxes for these three types of embedded derivatives is as follows:
The change in the value of embedded derivatives related to reinsurance treaties written on a modco or funds withheld basis are subject to the general accounting principles for Derivatives and Hedging related to embedded derivatives. The unrealized gains and losses associated with these embedded derivatives, after adjustment for deferred acquisition costs, increased net income by $26.2 million in 2014 and decreased it by $6.5 million in 2013, respectively, as compared to the prior years.
Changes in risk-free rates used in the fair value estimates of embedded derivatives associated with EIAs affect the amount of unrealized gains and losses the Company recognizes. The unrealized gains and losses associated with EIAs, after adjustment for deferred acquisition costs and retrocession, decreased net income by $21.1 million in 2014 and increased it by $23.0 million in 2013, respectively, as compared to the prior years.
The change in the Company’s liability for variable annuities associated with guaranteed minimum living benefits affects the amount of unrealized gains and losses the Company recognizes. The unrealized gains and losses associated with guaranteed minimum living benefits, after adjustment for deferred acquisition costs, decreased net income by $42.5 million in 2014 and increased it by $63.8 million in 2013, respectively, as compared to the prior years.
Consolidated net premiums increased $415.8 million, or 5.0%, and $347.4 million, or 4.4%, in 2014 and 2013, respectively, due to growth in life reinsurance in force, before the effect of foreign currency fluctuations. Foreign currency fluctuations relative to the prior year affected net premiums unfavorably by approximately $111.2 million and $142.0 million in 2014 and 2013, respectively. Consolidated assumed life insurance in force was $2,943.5 billion, $2,889.9 billion and $2,927.6 billion as of December 31, 2014, 2013 and 2012, respectively. Foreign currency fluctuations affected the increases in assumed life insurance in force unfavorably by $121.4 billion and $86.7 billion in 2014 and 2013, respectively. The Company added new business production, measured by face amount of insurance in force, of $482.0 billion, $370.4 billion and $426.6 billion during 2014, 2013 and 2012, respectively. Premiums on U.S. and Latin America health and group reinsurance contributed $120.0 million and $101.4 million to the increase in net premiums in 2014 and 2013, respectively.

Consolidated investment income, net of related expenses, increased $13.8 million, or 0.8%, and $263.7 million, or 18.4%, in 2014 and 2013, respectively. Market value changes related to the Company’s funds withheld at interest investment associated with the reinsurance of certain EIAs offset the increase in investment income by $93.5 million in 2014 and contributed $163.5 million to the increase in investment income in 2013. The effect on investment income of the EIAs' market value changes is substantially offset by a corresponding change in interest credited to policyholder account balances resulting in an insignificant effect on net income. In addition, a larger average invested asset base contributed to the increases in investment income in both 2013 and 2014. Average invested assets at amortized cost, excluding spread related business, totaled $19.9 billion, $18.1 billion and $16.6 billion in 2014, 2013 and 2012, respectively. The average yield earned on investments, excluding spread related business, was 4.82%, 4.73% and 4.98% in 2014, 2013 and 2012, respectively. The yield in 2014 also benefited from higher than expected mortgage loan prepayment fees and bond make-whole premiums. The average yield will vary from year to year depending on a number of variables, including the prevailing interest rate and credit spread environment, prepayment fees and make-whole premiums, changes in the mix of the underlying investments and cash balances, and the timing of dividends and distributions on certain investments. Any continued low interest rate environment, particularly in the U.S. and Canada, would be expected to continue to put downward pressure on this yield.
Total investment related gains (losses), net, improved by $122.2 million in 2014 and declined by $190.1 million in 2013. The improvement in 2014 is primarily due to an increase in the fair value of derivatives used to hedge the embedded derivative liabilities associated with guaranteed minimum living benefits of $256.1 million and a favorable change in the embedded derivatives related to reinsurance treaties written on a modco or funds withheld basis of $128.2 million, somewhat offset by an unfavorable change in the embedded derivatives related to guaranteed minimum living benefits of $271.3 million. The decline in 2013 was primarily due a decrease in net hedging gains related to the liabilities associated with guaranteed minimum living benefits of $106.5 million and unfavorable changes in the value of embedded derivatives associated with reinsurance treaties written on a modco or funds withheld basis of $44.8 million, partially offset by favorable changes in the embedded derivatives related to guaranteed minimum living benefits of $37.4 million. See Note 4 - “Investments” and Note 5 - “Derivative Instruments” in the Notes to Consolidated Financial Statements for additional information on investment related gains (losses), net, and derivatives. Investment income and investment related gains and losses are allocated to the operating segments based upon average assets and related capital levels deemed appropriate to support segment operations.
The consolidated provision for income taxes represents 32.2%, 34.1% and 31.3%, of pre-tax income for 2014, 2013 and 2012, respectively. The effective tax rate for 2014 was affected by earnings of non-U.S. subsidiaries in which the Company is permanently reinvested, the statutory tax rates of which are less than the U.S. statutory tax rate of 35.0%; the tax expense for uncertain tax positions in 2014; the tax benefit for the release of tax liabilities as a result of the expiration of the statute of limitations for prior years; and the differences in tax bases in foreign jurisdictions. The effective tax rates for 2013 and 2012 were affected by the earnings of non-U.S. subsidiaries in which the Company is permanently reinvested, the statutory tax rates of which are less than the U.S. statutory rate of 35.0%; Subpart F income; tax expense related to uncertain tax positions; and differences in tax bases in foreign jurisdictions. Both Canada and Australia statutory rates of approximately 27% and 30% (blended federal and provincial in Canada), respectively, are less than the U.S. statutory rate resulting in the legal entities in these jurisdictions giving rise to the majority of the foreign rate differential in 2014, 2013 and 2012. In 2014 the income earned in the UK also contributed to the reduction to the rate.
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
The Company tests the recoverability for each year of business at issue before establishing additional DAC. The Company also performs annual tests to establish that DAC remain recoverable at all times, and if financial performance significantly deteriorates to the point where a deficiency exists, a cumulative charge to current operations will be recorded. No such adjustments related to DAC recoverability were made in 2014, 2013 and 2012.
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
Liabilities for Future Policy Benefits and Incurred but not Reported Claims
Liabilities for future policy benefits under long-term life insurance policies (policy reserves) are computed based upon expected investment yields, mortality and withdrawal (lapse) rates, and other assumptions, including a provision for adverse deviation from expected claim levels. The Company primarily relies on its own valuation and administration systems to establish policy reserves. The policy reserves the Company establishes may differ from those established by the ceding companies due to the use of different mortality and other assumptions. However, the Company relies upon its ceding company clients to provide accurate data, including policy-level information, premiums and claims, which is the primary information used to establish reserves. The Company’s administration departments work directly with clients to help ensure information is submitted in accordance with the reinsurance contracts. Additionally, the Company performs periodic audits of the information provided by clients. The Company establishes reserves for processing backlogs with a goal of clearing all backlogs within a ninety-day period. The backlogs are usually due to data errors the Company discovers or computer file compatibility issues, since much of the data reported to the Company is in electronic format and is uploaded to its computer systems.
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
The valuation of the various embedded derivatives requires complex calculations based on actuarial and capital markets inputs and assumptions related to estimates of future cash flows and interpretations of the primary accounting guidance continue to evolve in practice. The valuation of embedded derivatives is sensitive to the investment credit spread environment. Changes in investment credit spreads are also affected by the application of a credit valuation adjustment (“CVA”). The fair value calculation of an embedded derivative in an asset position utilizes a CVA based on the ceding company’s credit risk. Conversely, the fair value calculation of an embedded derivative in a liability position utilizes a CVA based on the Company’s credit risk. Generally, an increase in investment credit spreads, ignoring changes in the CVA, will have a negative impact on the fair value of the embedded derivative (decrease in income). See “Derivative Instruments” in Note 2 – “Summary of Significant Accounting Policies” and Note 6 – “Fair Value of Assets and Liabilities” in the Notes to the Consolidated Financial Statements for additional information regarding the valuation of the Company’s embedded derivatives.
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
U.S. and Latin America Operations
U.S. and Latin America operations consist of two major segments: Traditional and Non-Traditional. The Traditional segment primarily specializes in individual mortality-risk reinsurance and to a lesser extent, group, health and long-term care reinsurance. The Non-Traditional segment consists of Asset-Intensive and Financial Reinsurance. Asset-Intensive within the Non-Traditional segment also issues fee-based synthetic guaranteed investment contracts which include investment-only, stable value contracts, to retirement plans.

For the year ended December 31, 2014		Non-Traditional
	Traditional	Asset-Intensive	Financial Reinsurance	Total U.S. and Latin America
(dollars in thousands)
Revenues:
Net premiums	$4,725,505	$20,079	$—	$4,745,584
Investment income, net of related expenses	552,805	639,794	4,491	1,197,090
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(4,286)	(1,692)	—	(5,978)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	—	—	—
Other investment related gains (losses), net	5,729	153,731	(111)	159,349
Total investment related gains (losses), net	1,443	152,039	(111)	153,371
Other revenues	3,515	115,032	82,819	201,366
Total revenues	5,283,268	926,944	87,199	6,297,411
Benefits and expenses:
Claims and other policy benefits	4,130,308	19,848	—	4,150,156
Interest credited	51,184	382,539	—	433,723
Policy acquisition costs and other insurance expenses	641,785	256,989	25,256	924,030
Other operating expenses	108,346	16,882	9,685	134,913
Total benefits and expenses	4,931,623	676,258	34,941	5,642,822
Income before income taxes	$351,645	$250,686	$52,258	$654,589

For the year ended December 31, 2013		Non-Traditional
	Traditional	Asset-Intensive	Financial Reinsurance	Total U.S. and Latin America
(dollars in thousands)
Revenues:
Net premiums	$4,563,490	$22,521	$—	$4,586,011
Investment income, net of related expenses	543,824	716,658	4,624	1,265,106
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(8,404)	(260)	—	(8,664)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	(253)	—	—	(253)
Other investment related gains (losses), net	13,578	44,676	(392)	57,862
Total investment related gains (losses), net	4,921	44,416	(392)	48,945
Other revenues	3,706	114,098	60,893	178,697
Total revenues	5,115,941	897,693	65,125	6,078,759
Benefits and expenses:
Claims and other policy benefits	3,963,168	28,244	—	3,991,412
Interest credited	53,285	415,149	—	468,434
Policy acquisition costs and other insurance expenses	625,971	239,661	12,771	878,403
Other operating expenses	95,931	14,291	7,053	117,275
Total benefits and expenses	4,738,355	697,345	19,824	5,455,524
Income before income taxes	$377,586	$200,348	$45,301	$623,235

For the year ended December 31, 2012		Non-Traditional
	Traditional	Asset-Intensive	Financial Reinsurance	Total U.S. and Latin America
(dollars in thousands)
Revenues:
Net premiums	$4,342,838	$14,095	$—	$4,356,933
Investment income, net of related expenses	536,438	497,431	1,068	1,034,937
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(10,608)	(1,566)	—	(12,174)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	(6,303)	—	—	(6,303)
Other investment related gains (losses), net	14,582	207,211	(141)	221,652
Total investment related gains (losses), net	(2,329)	205,645	(141)	203,175
Other revenues	5,047	112,016	46,005	163,068
Total revenues	4,881,994	829,187	46,932	5,758,113
Benefits and expenses:
Claims and other policy benefits	3,759,884	12,724	—	3,772,608
Interest credited	55,667	322,857	—	378,524
Policy acquisition costs and other insurance expenses	598,289	245,579	4,567	848,435
Other operating expenses	93,801	12,442	9,635	115,878
Total benefits and expenses	4,507,641	593,602	14,202	5,115,445
Income before income taxes	$374,353	$235,585	$32,730	$642,668
Income before income taxes for the U.S. and Latin America operations segment increased by $31.4 million, or 5.0%, and decreased by $19.4 million, or 3.0%, in 2014 and 2013, respectively. The increase in the income before income taxes in 2014 was primarily driven by favorable changes in credit spreads on the fair value of embedded derivatives associated with treaties written on a modified coinsurance or funds withheld basis within the Asset-Intensive line of business. In addition, the 2014 results benefited from prepayment fees associated with certain commercial mortgage loans, and from favorable net interest rate spread performance and overall experience on fixed and equity indexed annuities. Offsetting this somewhat was unfavorable mortality experience in the U.S. and Latin America Traditional segment.

The decrease in income before income taxes in 2013 can be largely attributed to the Asset-Intensive line of business. The decrease is primarily the result of a decrease in investment related gains (losses), net due to the significant amount of investment related gains recognized in 2012 associated with the portfolio restructure of a new fixed annuity transaction. In addition, rising interest rates during the year reduced the fair value of embedded derivatives associated with treaties written on a modco or funds withheld basis. These decreases were slightly offset by strong performance of the aforementioned fixed annuity transaction that was entered into during 2012 and the strong equity market performance in 2013. In addition, continued growth in Financial Reinsurance business also offset some of the negative variance in 2013, with an increase in income of approximately $12.6 million, or 38.4%.
Traditional Reinsurance
The U.S. and Latin America Traditional segment provides life and health reinsurance to domestic clients for a variety of products through yearly renewable term, coinsurance and modified coinsurance agreements. These reinsurance arrangements may involve either facultative or automatic agreements.
Income before income taxes for the U.S. and Latin America Traditional segment decreased by $25.9 million, or 6.9%, and increased by $3.2 million, or 0.9% in 2014 and 2013, respectively. The decrease in income before income taxes in 2014 can be attributed to unfavorable mortality experience compared to 2013. The increase in income before income taxes in 2013 can be attributed to an increase in investment income, net of related expenses, mainly due to a higher invested asset base and investment related gains (losses), net. Offsetting this somewhat was slightly unfavorable mortality experience compared to 2012.
Net premiums increased $162.0 million, or 3.6%, and $220.7 million, or 5.1% in 2014 and 2013, respectively. These increases in net premiums were driven primarily by the growth in individual life business in force and health and group reinsurance. Offsetting the growth somewhat in 2014 was a large retrocession transaction completed during the fourth quarter which reduced U.S. Traditional premiums by approximately $130.0 million. The segment added new life business production, measured by face amount of insurance in force, of $176.9 billion, $95.6 billion and $156.3 billion during 2014, 2013 and 2012, respectively. Contributing to the increase in 2014 was a large in force block transaction of $101.9 billion. Similarly 2012 includes a large in force transaction of $42.4 billion. Total face amount of life business in force was $1,483.9 billion, $1,397.0 billion and $1,401.8 billion as of December 31, 2014, 2013 and 2012, respectively. Premiums on health and group reinsurance contributed $120.0 million and $101.4 million to the increase in net premiums in 2014 and 2013, respectively.
Net investment income increased $9.0 million, or 1.7%, and $7.4 million, or 1.4%, in 2014 and 2013, respectively, primarily due to growth in the average invested asset base offset by lower yields in both years. Investment related gains decreased by $3.5 million in 2014, and increased by $7.3 million in 2013. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support segment operations. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Claims and other policy benefits as a percentage of net premiums (“loss ratios”) were 87.4%, 86.8% and 86.6% in 2014, 2013 and 2012, respectively. Although reasonably predictable over a period of years, claims experience is typically volatile over shorter periods.
Interest credited expense decreased $2.1 million, or 3.9%, and $2.4 million, or 4.3%, in 2014 and 2013, respectively. The variances in interest credited expense are largely offset by variances in investment income. The decreases in both 2014 and 2013 can be attributed to one treaty in which the most prevalent credited loan rate decreased, partially offset by a slight increase in its asset base. Interest credited in this segment relates to amounts credited on cash value products which also have a significant mortality component. Income before income taxes is affected by the spread between the investment income and the interest credited on the underlying products.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 13.6%, 13.7% and 13.8% in 2014, 2013 and 2012, respectively. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels within coinsurance-type arrangements. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary. Also, the mix of first year coinsurance business versus yearly renewable term business can cause the percentage to fluctuate from period to period. In recent years, the mix of business has been premiums weighted toward yearly renewable term which has contributed to relatively stable rates.
Other operating expenses increased $12.4 million, or 12.9%, and $2.1 million, or 2.3% in 2014 and 2013, respectively. Contributing to the 2014 increase were both higher compensation costs and increased information technology costs. Other operating expenses, as a percentage of net premiums, were 2.3%, 2.1% and 2.2% in 2014, 2013 and 2012, respectively. The expense ratio tends to fluctuate only slightly from period to period due to maturity and scale of this segment.

Non-Traditional - Asset-Intensive Reinsurance
Asset-Intensive within the U.S. and Latin America Non-Traditional segment primarily assumes investment risk within underlying annuities and corporate-owned life insurance policies. Most of these agreements are coinsurance, coinsurance with funds withheld or modco whereby the Company recognizes profits or losses primarily from the spread between the investment income earned and the interest credited on the underlying deposit liabilities, as well as fees associated with variable annuity account values and guaranteed investment contracts.
Impact of certain derivatives
Income from the asset-intensive business tends to be volatile due to changes in the fair value of certain derivatives, including embedded derivatives associated with reinsurance treaties structured on a modco or funds withheld basis, as well as embedded derivatives associated with the Company’s reinsurance of EIAs and variable annuities with guaranteed minimum benefit riders. Fluctuations occur period to period primarily due to changing investment conditions including, but not limited to, interest rate movements (including risk-free rates and credit spreads), implied volatility and equity market performance, all of which are factors in the calculations of fair value. Therefore, management believes it is helpful to distinguish between the effects of changes in these derivatives, net of related hedging activity, and the primary factors that drive profitability of the underlying treaties, namely investment income, fee income (included in other revenues), and interest credited. These fluctuations are considered unrealized by management and do not affect current cash flows, crediting rates or spread performance on the underlying treaties.
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

For the year ended December 31,	2014	2013	2012
(dollars in thousands)
Revenues:
Total revenues	$926,944	$897,693	$829,187
Less:
Embedded derivatives – modco/funds withheld treaties	201,464	68,285	117,055
Guaranteed minimum benefit riders and related free standing derivatives	(34,825)	(19,627)	49,392
Revenues before certain derivatives	760,305	849,035	662,740
Benefits and expenses:
Total benefits and expenses	676,258	697,345	593,602
Less:
Embedded derivatives – modco/funds withheld treaties	128,872	41,068	75,849
Guaranteed minimum benefit riders and related free standing derivatives	(9,461)	(8,346)	27,862
Equity-indexed annuities	2,371	(30,082)	5,264
Benefits and expenses before certain derivatives	554,476	694,705	484,627
Income (loss) before income taxes:
Income before income taxes	250,686	200,348	235,585
Less:
Embedded derivatives – modco/funds withheld treaties	72,592	27,217	41,206
Guaranteed minimum benefit riders and related free standing derivatives	(25,364)	(11,281)	21,530
Equity-indexed annuities	(2,371)	30,082	(5,264)
Income before income taxes and certain derivatives	$205,829	$154,330	$178,113
Embedded Derivatives - Modco/Funds Withheld Treaties - Represents the change in the fair value of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis. The fair value changes of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in benefits and expenses. Changes in fair values of these embedded derivatives are net of a decrease in revenues of $1.6 million, $1.6 million and $62.7 million for the years ended December 31, 2014, 2013 and 2012, respectively, associated with a CVA. A 10% increase in the CVA would have decreased revenues in 2014 by approximately $0.1 million. Conversely, a 10% decrease in the CVA would have increased revenues in 2014 by approximately $0.1million.
The change in fair value of the embedded derivatives - modco/funds withheld treaties increased (decreased) income before income taxes by $45.4 million and $(14.0) million in 2014 and 2013, respectively, as compared to the prior years. The increase in income in 2014 was driven primarily by large decreases to credit spreads during the year. The decrease in income in 2013 was primarily due to tightening of credit spreads less than those in 2012.

Guaranteed Minimum Benefit Riders - Represents the impact related to guaranteed minimum benefits associated with the Company’s reinsurance of variable annuities. The fair value changes of the guaranteed minimum benefits along with the changes in fair value of the free standing derivatives (interest rate swaps, financial futures and equity options), purchased by the Company to substantially hedge the liability are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in benefits and expenses. Changes in fair values of these embedded derivatives are net of an increase (decrease) in revenues of $1.6 million, $(12.5) million and $16.5 million in 2014, 2013 and 2012, respectively, associated with a CVA. A 10% increase in the CVA would have increased revenues by approximately $0.6 million in 2014. Conversely, a 10% decrease in the CVA would have decreased revenues by approximately $(0.6) million in 2014.
The change in fair value of the guaranteed minimum benefits, after allowing for changes in the associated free standing derivatives, decreased income before income taxes by $14.1 million and $32.8 million in 2014 and 2013, respectively, as compared to the prior years. The decrease in income in 2014 was due to less favorable equity markets, declining interest rates, increases in implied equity volatility, and the effect of updated fair value assumptions, partially offset by a reduced effect from the CVA. The decrease in income in 2013 was due to rising interest rates partially offset by the CVA and volatility.
Equity-Indexed Annuities - Primarily represents the impact of changes in the benchmark rate on the calculation of the fair value of embedded derivative liabilities associated with EIAs, after adjustments for related deferred acquisition expenses. The change in fair value of embedded derivative liabilities associated with equity-indexed annuities increased (decreased) income before income taxes by $(32.5) million and $35.3 million in 2014 and 2013, respectively, as compared to the prior years. The decrease in income in 2014 was due in part to decreases in interest rates and overall product experience. The increase in income in 2013 was primarily due to increases in interest rates partially offset by rising equity markets.
Discussion and analysis before certain derivatives
Income before income taxes and certain derivatives increased by $51.5 million and decreased by $23.8 million in 2014 and 2013, respectively. The increase in income in 2014 was primarily due to prepayment fees associated with certain commercial mortgage loans and higher investment yields on a large fixed deferred annuity transaction, coupled with favorable interest margins on fixed equity annuity contracts. Also contributing to the increase in 2014, were higher capital gains and losses net of deferred acquisition expenses related to funds withheld and coinsurance portfolios. Funds withheld capital gains and losses are reported through investment income while coinsurance activity is reflected in investment related gains (losses), net. The decrease in income in 2013 was largely a result of a higher level of investment related gains and corresponding changes in DAC in 2012. This decrease was largely offset by the effect of a full year of earnings from a large deferred annuity coinsurance agreement entered into during the second quarter of 2012. Also contributing to the decrease in 2013 was an increase in deferred acquisition expense related to investment related gains and losses associated with funds withheld portfolios.
Revenue before certain derivatives decreased by $88.7 million and increased by $186.3 million in 2014 and 2013, respectively. The decrease in 2014 was primarily due to a market value decrease in equity options held in the segment’s funds withheld at interest investment associated with the reinsurance of certain EIAs. Conversely, the increase in 2013 was primarily due to a market value increase related to the segment’s funds withheld at interest investment associated with the reinsurance of certain EIAs. The effect on investment income related to equity options is substantially offset by a corresponding change in interest credited expense.
Benefits and expenses before certain derivatives decreased by $140.2 million and increased by $210.1 million in 2014 and 2013, respectively. The decrease in 2014 was primarily due to a market value decrease related to the segment’s funds withheld at interest investment associated with the reinsurance of certain EIAs. Conversely, the increase in 2013 was primarily due to a market value increase in equity options held in the segment’s funds withheld at interest investment associated with the reinsurance of certain EIAs. The effect on interest credited related to equity options is substantially offset by a corresponding change in investment income. Additionally, 2014 reflects a decrease in deferred acquisition expenses related to investment related gains and losses associated with funds withheld and coinsurance portfolios.
The invested asset base supporting this segment decreased by $0.1 billion and by $0.3 billion in 2014 and 2013, respectively. As of December 31, 2014 and 2013, $4.3 billion and $4.3 billion, respectively, of the invested assets were funds withheld at interest, of which 98.7% and 95.6%, respectively, was associated with one client.
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

Income before income taxes increased by $7.0 million, or 15.4%, and $12.6 million, or 38.4%, in 2014 and 2013, respectively. The increases in 2014 and 2013 were primarily related to the addition of new contracts and related additional fees from financial reinsurance.
At December 31, 2014, 2013 and 2012, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures, was $6.0 billion, $4.4 billion and $2.7 billion, respectively. The increases in both 2014 and 2013 can primarily be attributed to an increase in the number of new transactions executed each year and is consistent with the increase in related income. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and, therefore, can fluctuate from period to period.
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

For the year ended December 31,	2014	2013	2012
(dollars in thousands)
Revenues:
Net premiums	$974,581	$962,311	$915,764
Investment income, net of related expenses	196,205	204,851	190,337
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	—	—	—
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	—	—
Other investment related gains (losses), net	4,525	17,010	27,659
Total investment related gains (losses), net	4,525	17,010	27,659
Other revenues	6,554	845	6,504
Total revenues	1,181,865	1,185,017	1,140,264
Benefits and expenses:
Claims and other policy benefits	804,553	758,519	706,716
Interest credited	33	46	28
Policy acquisition costs and other insurance expenses	235,180	221,638	206,337
Other operating expenses	40,399	40,496	40,212
Total benefits and expenses	1,080,165	1,020,699	953,293
Income before income taxes	$101,700	$164,318	$186,971
Income before income taxes decreased by $62.6 million, or 38.1%, and $22.7 million, or 12.1%, in 2014 and 2013, respectively. The decrease in income in 2014 was primarily due to unfavorable traditional individual life mortality experience compared to the prior year and a decline of $12.5 million in net investment related gains. The decrease in 2013 is due to better traditional individual life mortality experience in the prior year and a decrease of $10.6 million in net investment related gains. In addition, 2012 income before income taxes reflected the impact of a decrease in reserves of $16.2 million for a block of group creditor business as a result of a refinement of estimates and $6.3 million of income from the recapture of a previously assumed block of individual life business. Foreign currency exchange fluctuation in the Canadian dollar resulted in a decrease in income before income taxes of approximately $8.0 million and $6.1 million in 2014 and 2013, respectively.
Net premiums increased $12.3 million, or 1.3%, and $46.5 million, or 5.1%, in 2014 and 2013, respectively. Foreign currency exchange fluctuation in the Canadian dollar resulted in a decrease in net premiums of approximately $70.3 million and $29.4 million in 2014 and 2013, respectively. Ignoring foreign currency exchange, premiums increased 8.6% and 8.4% in 2014 and 2013, respectively, primarily due to new business from both new and existing treaties. In addition, creditor premiums increased by $34.6 million and $10.1 million in 2014 and 2013, respectively. The segment added new business production, measured by face amount of insurance in force, of $48.3 billion, $46.0 billion and $49.0 billion during 2014, 2013 and 2012, respectively. The face amount of total reinsurance in force totaled approximately $402.8 billion, $386.3 billion, and $389.7 billion at December 31, 2014, 2013 and 2012, respectively. Excluding the impact of foreign exchange, reinsurance in force increased 6.6% in 2014. Premium levels can be significantly influenced by currency fluctuations, large transactions, mix of business and reporting practices of ceding companies, and therefore may fluctuate from period to period.
Net investment income decreased $8.6 million, or 4.2%, and increased by $14.5 million, or 7.6%, in 2014 and 2013, respectively. The effect of changes in the Canadian dollar exchange rates resulted in a decrease in net investment income of approximately $14.2 million and $6.4 million in 2014 and 2013, respectively. Investment income and investment related gains and losses are allocated to the segments based upon average assets and related capital levels deemed appropriate to support segment operations. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments. The increases in investment income, excluding the impact of foreign exchange, were mainly the result of increases in the average invested asset base due to growth in the underlying business volume, offset by decreases in investment yields.
Other revenues increased by $5.7 million and decreased by $5.7 million in 2014 and 2013, respectively. The increase in other revenues in 2014 is primarily due to fees associated with financial reinsurance. Other revenues in 2012 were primarily related to fees earned from the modification of an existing treaty and a fee earned from the recapture of a previously assumed block of individual life business.
Loss ratios for this segment were 82.6%, 78.8% and 77.2% in 2014, 2013 and 2012, respectively. The increase in the loss ratio for 2014 compared to 2013 is due to unfavorable traditional individual life mortality, primarily due to an increase in the number of large claims. The increase in the loss ratio for 2013 compared to 2012 is due to better traditional individual life mortality experience in 2012. Loss ratios for the traditional individual life mortality business were 99.6%, 93.7% and 91.8% in 2014, 2013 and 2012, respectively. Historically, the loss ratio increased primarily as the result of several large permanent level premium in force blocks assumed in 1997 and 1998. These blocks are mature blocks of long-term permanent level premium business in which mortality as a percentage of net premiums is expected to be higher than historical ratios. The nature of permanent level premium policies requires the Company to set up actuarial liabilities and invest the amounts received in excess of early-year claims costs to fund claims in later years when premiums, by design, continue to be level as compared to expected increasing mortality or claim costs. Excluding creditor business, claims and other policy benefits, as a percentage of net premiums and investment income were 78.0%, 72.6% and 71.8% in 2014, 2013 and 2012, respectively.
Policy acquisition costs and other insurance expenses as a percentage of net premiums totaled 24.1%, 23.0% and 22.5% in 2014, 2013 and 2012, respectively. Policy acquisition costs and other insurance expenses as a percentage of net premiums for traditional individual life business were 12.5%, 12.7% and 12.7% in 2014, 2013 and 2012, respectively. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels and product mix. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary.
Other operating expenses decreased by $0.1 million, or 0.2%, and increased by $0.3 million, or 0.7%, in 2014 and 2013, respectively. The effect of changes in the Canadian dollar exchange rates resulted in decreases in operating expenses of approximately $2.1 million and $1.1 million in 2014 and 2013, respectively. Other operating expenses as a percentage of net premiums were 4.1%, 4.2% and 4.4% in 2014, 2013 and 2012, respectively.
Europe, Middle East and Africa Operations
The Europe, Middle East and Africa segment includes business generated by its offices principally in the UK, South Africa, France, Germany, Ireland, Italy, the Netherlands, Poland, Spain, Turkey and the UAE. The segment provides reinsurance for a variety of life and health products through yearly renewable term and coinsurance agreements, critical illness coverage, longevity and interest rate risk related to payout annuities, capital management and financial reinsurance. Reinsurance agreements may be facultative or automatic agreements covering primarily individual risks and, in some markets, group risks.

For the year ended December 31,	2014	2013	2012
(dollars in thousands)
Revenues:
Net premiums	$1,373,969	$1,220,743	$1,215,166
Investment income, net of related expenses	107,129	52,034	42,545
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	—	—	—
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	—	—
Other investment related gains (losses), net	38,714	8,976	11,113
Total investment related gains (losses), net	38,714	8,976	11,113
Other revenues	38,035	23,259	6,250
Total revenues	1,557,847	1,305,012	1,275,074
Benefits and expenses:
Claims and other policy benefits	1,201,870	1,066,847	1,055,064
Interest credited	15,571	6,114	—
Policy acquisition costs and other insurance expenses	54,616	52,234	51,960
Other operating expenses	124,148	105,264	106,955
Total benefits and expenses	1,396,205	1,230,459	1,213,979
Income before income taxes	$161,642	$74,553	$61,095

Income before income taxes increased by $87.1 million, or 116.8%, and $13.5 million, or 22.0%, in 2014 and 2013, respectively. The increase in income before income taxes in 2014 was primarily due to increased business volumes, most notably in payout annuity and fee income treaties. In addition, investment related gains increased $29.7 million in 2014 largely due to asset repositioning related to a payout annuity reinsurance transaction executed during the year. The increase in income before income taxes in 2013 was primarily due to increased business volumes, most notably in fee income treaties, partially offset by unfavorable claims experience. Foreign currency exchange fluctuations contributed to an increase in income before income taxes of approximately $5.1 million and a decrease of approximately $1.8 million in 2014 and 2013, respectively.
Net premiums grew by $153.2 million, or 12.6%, and $5.6 million, or 0.5%, in 2014 and 2013, respectively. These increases were the result of new business from both new and existing treaties including an increase associated with reinsurance of longevity risk (payout annuities) in the UK of $70.0 million and $48.0 million in 2014 and 2013, respectively. The segment added new business production, measured by face amount of insurance in force, of $175.2 billion, $106.2 billion and $94.4 billion during 2014, 2013 and 2012, respectively. The face amount of reinsurance in force totaled approximately $561.1 billion, $556.7 billion, and $533.4 billion at December 31, 2014, 2013 and 2012, respectively. Foreign currency exchange fluctuations contributed to an increase in net premiums of approximately $29.2 million and a decrease of approximately $24.7 million in 2014 and 2013, respectively. The segment’s primary currencies are the British pound, the Euro and the South African rand. Premium levels can be significantly influenced by currency fluctuations, large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.
A portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage, primarily in the UK. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Net premiums earned from this coverage totaled $257.7 million, $254.4 million and $247.5 million in 2014, 2013 and 2012, respectively.
Net investment income increased $55.1 million, or 105.9%, and $9.5 million, or 22.3%, in 2014 and 2013, respectively. The increase in 2014 can be primarily attributed to growth in the average invested asset base, primarily due to two large in force payout annuity treaties executed during 2014, partially offset by a decrease in investment yield. The increase in 2013 can be primarily attributed to growth in the average invested asset base and to a lesser extent, an increase in the investment yield. The average asset base was $3,615.9 million, $1,528.6 million and $1,312.3 million in 2014, 2013 and 2012, respectively. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support segment operations. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Other revenues increased by $14.8 million, or 63.5% and $17.0 million, or 272.1%, in 2014 and 2013, respectively. The increases in other revenues in 2014 and 2013 relates to an increased number of fee income treaties. At December 31, 2014 and 2013, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures was $0.9 billion and $1.0 billion, respectively. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and, therefore, can fluctuate from period to period.
Loss ratios for this segment were 87.5%, 87.4% and 86.8% in 2014, 2013 and 2012, respectively. The increases in the loss ratios in 2014 and 2013 were due to changes in business mix over time and variability in claims experience, primarily from UK critical illness and mortality reinsurance. Although reasonably predictable over a period of years, claims experience is typically volatile over shorter periods. Management views recent experience as normal volatility that is inherent in the business.
Interest credited expense increased by $9.5 million and $6.1 million in 2014 and 2013, respectively. Interest credited in this segment relates to amounts credited to the contractholders of unit-linked variable annuities associated with the Company’s acquisition of Leidsche Verzekeringen Maatschappij N.V. ("Leidsche") in the third quarter of 2013. The effect on interest credited related to unit-linked variable annuities is substantially offset by a corresponding change in investment income and investment related gains (losses), net.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 4.0%, 4.3% and 4.3% for 2014, 2013 and 2012, respectively. These percentages fluctuate due to timing of client company reporting, variations in the mixture of business and the relative maturity of the business. In addition, as the segment grows, renewal premiums, which have lower allowances than first-year premiums, represent a greater percentage of the total net premiums.
Other operating expenses increased by $18.9 million, or 17.9%, and decreased by $1.7 million, or 1.6%, in 2014 and 2013, respectively. The increase in 2014 operating expenses is primarily due to increased incentive compensation related to better than anticipated 2014 income and an increase of $3.9 million related to a full year of operating expenses for Leidsche. Foreign currency exchange fluctuations resulted in a decrease in operating expenses of approximately $0.7 million and $0.6 million 2014 and 2013, respectively. Other operating expenses as a percentage of net premiums totaled 9.0%, 8.6% and 8.8% in 2014, 2013 and 2012, respectively.

Asia Pacific Operations
The Asia Pacific segment includes business generated by its offices principally in Australia, Hong Kong, India, Japan, Malaysia, Singapore, New Zealand, South Korea, Taiwan and mainland China. The principal types of reinsurance include life, critical illness, disability, superannuation, and financial reinsurance. Superannuation is the Australian government mandated compulsory retirement savings program. Superannuation funds accumulate retirement funds for employees, and, in addition, typically offer life and disability insurance coverage. Reinsurance agreements may be facultative or automatic agreements covering primarily individual risks and in some markets, group risks.

For the year ended December 31,	2014	2013	2012
(dollars in thousands)
Revenues:
Net premiums	$1,574,940	$1,485,205	$1,409,568
Investment income, net of related expenses	102,461	94,330	85,569
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	—	—	—
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	—	—
Other investment related gains (losses), net	(1,532)	(5,474)	9,310
Total investment related gains (losses), net	(1,532)	(5,474)	9,310
Other revenues	80,849	36,565	52,836
Total revenues	1,756,718	1,610,626	1,557,283
Benefits and expenses:
Claims and other policy benefits	1,250,066	1,487,549	1,131,687
Interest credited	896	1,118	1,311
Policy acquisition costs and other insurance expenses	261,108	222,808	251,903
Other operating expenses	142,353	125,816	120,410
Total benefits and expenses	1,654,423	1,837,291	1,505,311
Income (loss) before income taxes	$102,295	$(226,665)	$51,972
Income before income taxes increased by $329.0 million, or 145.1%, and decreased by $278.6 million, or 536.1%, in 2014 and 2013, respectively. The increase in income before income taxes in 2014 is mainly attributable to Australia's transition from a loss before income taxes of $291.6 million in 2013, to income before income taxes of $10.0 million in 2014, in addition to positive results throughout the remainder of the segment. The decrease in income before income taxes in 2013 is primarily due to a $274.1 million increase in Australian group claims liabilities related to total and permanent disability coverage and disability income benefits occurring in the second quarter of 2013, as well as poor claims experience in the Australian operation's individual disability business. Other operations in this segment reported results for 2013 in line with management's expectations. In total, the Australia operation reported a loss before income taxes of $291.6 million in 2013, while the other operations in this segment reported income before income taxes of $64.9 million for the same period. Foreign currency exchange fluctuations contributed to a decrease in income before income taxes of approximately $8.4 million in 2014 and an increase of approximately $6.9 million in 2013.
Net premiums increased by $89.7 million, or 6.0%, and $75.6 million, or 5.4%, in 2014 and 2013, respectively. The increase in premiums for 2014 was driven by both new and existing business written throughout the segment. Premiums in 2013 increased mainly in Hong Kong and South East Asia, and Australia with new treaties and growth in existing treaties, partially offset by a decrease in premiums in South Korea. The segment added new business production, measured by face amount of insurance in force, of $81.6 billion, $122.6 billion and $126.9 billion during 2014, 2013 and 2012, respectively. The face amount of reinsurance in force totaled approximately $494.3 billion, $547.7 billion, and $600.4 billion at December 31, 2014, 2013 and 2012, respectively. Foreign currency fluctuations unfavorably affected the face amount of reinsurance in force by $38.6 billion and $66.9 billion in 2014 and 2013, respectively. Foreign currency exchange fluctuations contributed to a decrease in net premiums of approximately $69.3 million and $88.5 million in 2014 and 2013, respectively. Premium levels can be significantly influenced by currency fluctuations, large transactions and reporting practices of ceding companies and, therefore, can fluctuate from period to period.
A portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Reinsurance of critical illness in the Asia Pacific operations is offered primarily in South Korea, Australia and Hong Kong. Net premiums from this coverage totaled $275.7 million, $247.6 million, and $225.3 million in 2014, 2013 and 2012, respectively.

Net investment income increased $8.1 million, or 8.6%, and $8.8 million, or 10.2%, in 2014 and 2013, respectively. The increase in 2014 can be primarily attributed to growth in the invested asset base. The increase in 2013 can be primarily attributed to growth in the average invested asset base and an increase in the investment yield. The average asset base was $2,485.3 million, $2,228.9 million and $2,141.3 million in 2014, 2013 and 2012, respectively. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support segment operations. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Other revenues increased by $44.3 million, or 121.1%, and decreased by $16.3 million, or 30.8%, in 2014 and 2013, respectively. The increase in other revenues in 2014 is primarily due to a recapture fee associated with an individual lump sum treaty in Australia along with fees associated with the reinstatement and conversion of an existing treaty in Japan. The decrease in other revenues in 2013 relates to a reduction in the amount of financial reinsurance assumed and a transaction with a client in Australia which resulted in a one-time fee of $12.2 million recognized in 2012. The transaction did not have a significant impact on income before taxes because the amount was offset by additional amortization of deferred acquisition costs, net of the release of reserves. At December 31, 2014 and 2013, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures was $1.2 billion and $1.5 billion, respectively. The decrease was primarily due to several financial reinsurance agreements, which are performing as expected, where the amount of reinsurance assumed from the client decreases over time. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and therefore can fluctuate from period to period.
Loss ratios for this segment were 79.4%, 100.2% and 80.3% for 2014, 2013 and 2012, respectively. The decrease in the loss ratio in 2014 is attributable to the absence of the aforementioned increase in Australia claims liabilities recognized in 2013 as well as favorable mortality experience throughout the segment. The significantly higher loss ratio in 2013 is primarily due to a $274.1 million increase in Australian group claims liabilities recognized in the second quarter of 2013 as well as poor claims experience in the Australian operation's individual disability business. The increase in liabilities is reflected in the table above in claims and other policy benefits. Excluding the Australia operation, loss ratio for this segment in 2013 was 79.7%.
The largest portion of the Australian liability increase in 2013 relates to group total and permanent disability coverage, and to a lesser extent, group disability income benefits. The Company completed a comprehensive claims analysis in the second quarter of 2013 that indicated an increase in claim incidences as well as an increase in claim lags throughout the claim reporting process. Even though these group contracts are typically only three years in duration, the increase in developing loss ratios, compared to pricing, created the need for a significant increase in claims liabilities. The additional liabilities recorded reflect potential additional deterioration in the projection of future claims development. The Company believes a number of factors in the current Australian market have led to a significant rise in claim levels and reporting lags, and the Company continues working with the ceding companies to better manage this business. In 2013, the Company suspended new quoting activity in the Australian group total and permanent disability market indefinitely, however the Company is required to provide renewal quotes in some instances.
Interest credited expense decreased by $0.2 million, or 19.9%, and $0.2 million, or 14.7%, in 2014 and 2013, respectively. The decreases are due to the Japanese yen decreasing in value and the run-off of an asset-intensive treaty entered into in 2011.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 16.6%, 15.0% and 17.9% for 2014, 2013 and 2012, respectively. The ratio of policy acquisition costs and other insurance expenses as a percentage of net premiums should generally decline as the business matures; however, the percentage does fluctuate periodically due to variations in the mixture of business.
Other operating expenses increased $16.5 million, or 13.1%, and $5.4 million, or 4.5%, in 2014 and 2013, respectively. The 2014 increase in other operating expenses is primarily due to increased information and technology expense and compensation related costs. Foreign currency exchange fluctuations resulted in a decrease in operating expenses of approximately $2.8 million and $4.6 million in 2014 and 2013, respectively. Other operating expenses as a percentage of net premiums totaled 9.0%, 8.5% and 8.5% in 2014, 2013 and 2012, respectively. The timing of premium flows and the level of costs associated with the entrance into and development of new markets in the Asia Pacific segment may cause other operating expenses as a percentage of net premiums to fluctuate over periods of time.

Corporate and Other
Corporate and Other revenues include investment income and investment related gains and losses from unallocated invested assets. Corporate and Other expenses consist of the offset to capital charges allocated to the operating segments within the policy acquisition costs and other insurance income line item, unallocated overhead and executive costs, interest expense related to debt, and the investment income and expense associated with the Company’s collateral finance and securitization transactions. Additionally, Corporate and Other includes results from, among others, RTP, a wholly-owned subsidiary that develops and markets technology solutions for the insurance industry.

For the year ended December 31,	2014	2013	2012
(dollars in thousands)
Revenues:
Net premiums	$780	$(243)	$9,165
Investment income, net of related expenses	110,806	83,544	82,818
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(1,788)	(3,990)	(3,734)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	6	(1,315)
Other investment related gains (losses), net	(7,097)	(1,483)	7,928
Total investment related gains (losses), net	(8,885)	(5,467)	2,879
Other revenues	7,652	61,105	15,315
Total revenues	110,353	138,939	110,177
Benefits and expenses:
Claims and other policy benefits	(4)	5	(76)
Interest credited	808	802	52
Policy acquisition costs and other insurance income	(83,501)	(74,303)	(52,165)
Other operating expenses	96,602	77,866	68,304
Interest expense	96,700	124,307	105,348
Collateral finance and securitization expense	11,441	10,449	12,197
Total benefits and expenses	122,046	139,126	133,660
Loss before income taxes	$(11,693)	$(187)	$(23,483)
Loss before income taxes increased by $11.5 million and decreased by $23.3 million in 2014 and 2013, respectively. The increase in loss before income taxes in 2014 is primarily due to the decrease in other revenues of $53.5 million, an increase in other operating expenses of $18.7 million, partially offset by a decrease in interest expense of $27.6 million and an increase in investment income, net of related expenses of $27.3 million. The decrease in loss before income taxes in 2013 is primarily due to an increase in other revenues of $45.8 million, partially offset by a $19.0 million increase in interest expense, a decrease in investment related gains and an increase in other operating expenses.
Total revenues decreased $28.6 million, or 20.6%, and increased $28.8 million, or 26.1%, in 2014 and 2013, respectively. The decrease in total revenues in 2014 was largely due to a decrease in other revenues of $53.5 million related to a $46.5 million gain on repurchase of collateral finance notes, included in other revenue in 2013, partially offset by an increase in investment income, net of related expenses of $27.3 million due to an increase in allocated invested assets. The increase in total revenues in 2013 was largely due to the aforementioned $46.5 million gain on repurchase of collateral finance securities, included in other revenues, partially offset by a decrease in net premiums of $9.4 million primarily due to treaty terminations and modifications, and a decrease in other investment related gains (losses) of $9.4 million primarily due to a decrease in investment related gains on the fair value of interest rate swaps.
Total benefits and expenses decreased by $17.1 million or 12.3%, and increased by $5.5 million or 4.1%, in 2014 and 2013, respectively. The decrease in total benefits and expenses in 2014 was largely due to a decrease in interest expense of $27.6 million primarily from the reversal of accrued interest related to uncertain tax positions, slightly offset by an increase in other operating expenses of $18.7 million primarily related to compensation, consulting expense and various corporate initiatives. The increase in total benefits and expenses in 2013 was primarily due to an increase in interest expense of $19.0 million, as a result of a higher level of outstanding debt, and an increase in other operating expenses of $9.6 million primarily relating to employee compensation. These expense increases were largely offset by a $22.1 million decrease in policy acquisition costs and other insurance income primarily related to the offset to capital charges allocated to the operating segments.

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
The Company periodically reviews the EGP valuation model and assumptions so that the assumptions reflect best estimates of future experience. Two assumptions are considered to be most significant: (1) estimated interest spread, and (2) estimated future policy lapses. The following table reflects the possible change that would occur in a given year if assumptions, as a percentage of current deferred policy acquisition costs related to asset-intensive products ($690.7 million as of December 31, 2014), are changed as illustrated:

Quantitative Change in Significant Assumptions	One-Time Increase in DAC	One-Time Decrease in DAC

Estimated interest spread increasing (decreasing) 25 basis points from the current spread	3.16%	(3.35)%

Estimated future policy lapse rates decreasing (increasing) 20% on a permanent basis (including surrender charges)	2.12%	(1.77)%
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
The following table displays DAC balances for asset-intensive business and non-asset-intensive business by segment as of December 31, 2014:

(dollars in thousands)	Asset-Intensive DAC	Non-Asset-Intensive DAC	Total DAC
U.S. and Latin America
Traditional	$—	$1,688,827	$1,688,827
Non-Traditional	690,698	—	690,698
Canada	—	237,296	237,296
Europe, Middle East and Africa	—	272,016	272,016
Asia Pacific	—	453,738	453,738
Total	$690,698	$2,651,877	$3,342,575
As of December 31, 2014, the Company estimates that all of its DAC balance is collateralized by surrender fees due to the Company and the reduction of policy liabilities, in excess of termination values, upon surrender or lapse of a policy.

Liquidity and Capital Resources
Current Market Environment
The current interest rate environment in select markets, primarily the U.S., continues to negatively affect the Company’s earnings. The Company’s average investment yield, excluding spread related business, continues to be below 5.00%, with only slight movement since 2012. In addition, the Company’s insurance liabilities, in particular its annuity products, are sensitive to changing market factors. However, results of operations in 2014 and 2013 reflect favorable changes in the value of embedded derivatives as credit spreads in the U.S. markets continue to tighten. Gross unrealized gains on fixed maturity and equity securities available-for-sale increased substantially in 2014, while gross unrealized losses decreased, reflecting the low interest rate environment and tightening credit spreads. Gross unrealized gains on fixed maturity and equity securities available-for-sale were $2,516.6 million and $1,524.3 million at December 31, 2014 and 2013, respectively. Gross unrealized losses totaled $134.9 million and $324.6 million at December 31, 2014 and 2013, respectively.
The Company continues to be in a position to hold any investment security showing an unrealized loss until recovery, provided it remains comfortable with the credit of the issuer. As indicated above, gross unrealized gains on investment securities of $2,516.6 million remain well in excess of gross unrealized losses of $134.9 million as of December 31, 2014. Historically low interest rates continued to put pressure on the Company’s investment yield. The Company does not rely on short-term funding or commercial paper and to date it has experienced no liquidity pressure, nor does it anticipate such pressure in the foreseeable future.
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
The Holding Company
RGA is an insurance holding company whose primary uses of liquidity include, but are not limited to, the immediate capital needs of its operating companies, dividends paid to its shareholders, repurchase of common stock and interest payments on its indebtedness. RGA recognized interest expense of $131.9 million, $162.2 million and $143.3 million in 2014, 2013 and 2012, respectively. RGA made capital contributions to subsidiaries of $222.8 million, $144.5 million and $70.4 million in 2014, 2013 and 2012, respectively. Dividends to shareholders were $87.3 million, $77.6 million and $61.9 million in 2014, 2013 and 2012, respectively. RGA paid $201.5 million, $269.2 million and $6.9 million for the repurchase of common stock in 2014, 2013 and 2012, respectively. The primary sources of RGA’s liquidity include proceeds from its capital raising efforts, interest income on undeployed corporate investments, interest income received on surplus notes with RGA Reinsurance, RCM and Rockwood Re and dividends from operating subsidiaries. RGA recognized interest and dividend income of $521.6 million, $275.2 million and $86.4 million in 2014, 2013 and 2012, respectively. Net proceeds from unaffiliated long-term debt issuance were $395.1 million and $393.7 million in 2013 and 2012, respectively. As the Company continues its expansion efforts, RGA will continue to be dependent upon these sources of liquidity. As of December 31, 2014 and 2013, RGA held $623.4 million and $788.4 million, respectively, of cash and cash equivalents, short-term and other investments and fixed maturity investments. See “Part IV – Item 15(a)(2) Financial Statement Schedules – Schedule II – Condensed Financial Information of Registrant” for more information regarding RGA’s financial information.
RGA, through wholly-owned subsidiaries, has committed to provide statutory reserve support to third-parties, in exchange for a fee, by funding loans if certain defined events occur. Such statutory reserves are required under the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX for term life insurance policies and Regulation A-XXX for universal life secondary guarantees). The third-parties have recourse to RGA should the subsidiary fail to provide the required funding, however, as of December 31, 2014, the Company does not believe that it will be required to provide any funding under these commitments as the occurrence of the defined events is considered remote. See Note 12 - “Commitments, Contingencies and Guarantees” in the Notes to Consolidated Financial Statements for a table that presents these commitments by period and maximum obligation.
RGA established an intercompany revolving credit facility where certain subsidiaries can lend to or borrow from each other and from RGA in order to manage capital and liquidity more efficiently. The intercompany revolving credit facility, which is a series of demand loans among RGA and its affiliates, is permitted under applicable insurance laws. This facility reduces overall borrowing costs by allowing RGA and its operating companies to access internal cash resources instead of incurring third-party transaction costs. The statutory borrowing and lending limit for RGA’s Missouri-domiciled insurance subsidiaries is currently 3% of the insurance company’s admitted assets as of its most recent year-end. There was $35.0 million and $50.0 million outstanding under the intercompany revolving credit facility as of December 31, 2014 and 2013, respectively. In addition to loans associated with the intercompany revolving credit facility, RGA and its subsidiary, RGA Capital LLC, provided loans to RGA Australian

Holdings Pty Limited with a total outstanding balance of $49.1 million and $52.5 million as of December 31, 2014 and 2013, respectively.
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
Undistributed earnings of the Company’s foreign subsidiaries are targeted for reinvestment outside of the U.S. As of December 31, 2014, the amount of cash and cash equivalents and short-term investments held by the Company’s subsidiaries that are taxed in a foreign jurisdiction was $514.2 million, of which $340.8 million was not available for use in the U.S. without incurring U.S. income taxes. The Company’s liquidity and capital position would not be materially affected by not having these funds available for use in the U.S. due to the Company’s aforementioned alternate liquidity resources. The Company would incur approximately $85.6 million in U.S. income taxes if these cash and cash equivalents and short-term investments are repatriated to the U.S.
RGA declared dividends totaling $1.26 per share in 2014. All future payments of dividends are at the discretion of RGA’s board of directors and will depend on the Company’s earnings, capital requirements, insurance regulatory conditions, operating conditions, and other such factors as the board of directors may deem relevant. The amount of dividends that RGA can pay will depend in part on the operations of its reinsurance subsidiaries.
In February 2014, RGA’s board of directors authorized a share repurchase program, with no expiration date, to repurchase up to $300.0 million of RGA’s outstanding common stock. In connection with this authorization, the board of directors terminated the stock repurchase authority granted in 2013. During 2014, RGA repurchased 2,530,608 shares of common stock under this program for $197.7 million. The common shares repurchased have been placed into treasury to be used for general corporate purposes.
On January 22, 2015, RGA’s board of directors authorized a share repurchase program for up to $300.0 million of RGA’s outstanding common stock. The authorization is effective immediately and does not have an expiration date. In connection with this new authorization, the board of directors terminated the stock repurchase authority granted in 2014.
See Note 3 - "Stock Transactions," Note 13 - “Debt” and Note 20 - "Subsequent Events" in the Notes to Consolidated Financial Statements for additional information regarding the Company’s securities transactions.
Statutory Dividend Limitations
RCM, RGA Reinsurance and Chesterfield Re are subject to Missouri statutory provisions that restrict the payment of dividends. They may not pay dividends in any 12-month period in excess of the greater of the prior year’s statutory net gain from operations or 10% of statutory capital and surplus at the preceding year-end, without regulatory approval. The applicable statutory provisions only permit an insurer to pay a shareholder dividend from unassigned surplus. As of January 1, 2015, RGA Reinsurance could pay maximum dividends, without prior approval, of approximately $152.8 million. Any dividends paid by RGA Reinsurance would be paid to RCM, its parent company, which in turn has restrictions related to its ability to pay dividends to RGA. Chesterfield Re would pay dividends to its immediate parent Chesterfield Financial, which would in turn pay dividends to RCM, subject to the terms of the indenture for the embedded value securitization transaction, in which Chesterfield Financial cannot declare or pay any dividends so long as any private placement notes are outstanding. The MDI allows RCM to pay a dividend to RGA to the extent RCM received the dividend from RGA Reinsurance, without limitation related to the level of unassigned surplus. Dividend payments from other subsidiaries are subject to regulations in the jurisdiction of domicile, which are generally based on their earnings and/or capital level. In addition, the earnings of substantially all of the Company’s foreign subsidiaries have been indefinitely reinvested in foreign operations.
The dividend limitations for RCM, RGA Reinsurance and Chesterfield Re are based on statutory financial results. Statutory accounting practices differ in certain respects from accounting principles used in financial statements prepared in conformity with GAAP. Significant differences include the treatment of deferred acquisition costs, deferred income taxes, required investment reserves, reserve calculation assumptions and surplus notes.
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
As of December 31, 2014 and 2013, the Company had $2,314.3 million and $2,214.4 million, respectively, in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. As of December 31, 2014, the average interest rate on long-term debt outstanding was 5.69% compared to 5.76% at the end of 2013. The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, available liquidity at the holding company, and the Company’s ability to raise additional funds. Scheduled repayments of debt over the next five years and thereafter total $2.2 million in 2015, $2.5 million in 2016, $302.6 million in 2017, $2.7 million in 2018, $402.8 million in 2019 and $1,606.3 million thereafter.
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
The Company may borrow up to $850.0 million in cash and obtain letters of credit in multiple currencies on its revolving credit facility that expires in December 2019. As of December 31, 2014, the Company had no cash borrowings outstanding and $204.8 million in issued, but undrawn, letters of credit under this facility.
On August 21, 2014, the Company signed a promissory note due September 1, 2039 with a face amount of $100.0 million, collateralized by the Company’s new headquarters in Chesterfield, Missouri. Principal and interest are paid monthly on the promissory note, with an interest rate of 4.09%. The liability for the note is included in long-term debt on the consolidated balance sheets.
On September 19, 2013, RGA issued 4.70% Senior Notes due September 15, 2023 with a face amount of $400.0 million. These senior notes have been registered with the Securities and Exchange Commission. The net proceeds from the offering were approximately $395.1 million, to be used for general corporate purposes. Capitalized issue costs were approximately $3.4 million.
On August 21, 2012, RGA issued 6.20% Fixed-To-Floating Rate Subordinated Debentures due September 15, 2042 with a face amount of $400.0 million. These subordinated debentures have been registered with the Securities and Exchange Commission. The net proceeds from the offering were approximately $393.7 million, to be used for general corporate purposes. Capitalized issue costs were approximately $6.3 million.
Based on the historic cash flows and the current financial results of the Company, management believes RGA’s cash flows will be sufficient to enable RGA to meet its obligations for at least the next 12 months.
Collateral Finance and Securitization Notes and Statutory Reserve Funding
The Company uses various internal and third-party reinsurance arrangements and funding sources to manage statutory reserve strain, including reserves associated with Regulation XXX, and collateral requirements. Assets in trust and letters of credit are often used as collateral in these arrangements. See “Assets in Trust” and “Letters of Credit” below for more information.
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
In June 2006, RGA’s subsidiary, Timberlake Financial, issued $850.0 million of Series A Floating Rate Insured Notes, due June 2036, in a private placement. The notes were issued to fund the collateral requirements for statutory reserves required by the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX) on specified term life insurance policies reinsured by RGA Reinsurance and retroceded to Timberlake Re. Proceeds from the notes, along with a $112.8 million direct investment by the Company, were deposited into a series of accounts that collateralize the notes and are not available to satisfy the general obligations of the Company. As of December 31, 2014 and 2013, respectively, the Company held assets in trust and in custody of $922.8 million and $913.5 million, of which $15.7 million and $20.5 million were held in a Debt Service Coverage account to cover interest payments on the notes. Interest on the notes accrues at an annual rate of 1-month LIBOR plus a base rate margin, payable monthly, and totaled $4.0 million, $5.1 million and $6.9 million in 2014, 2013 and 2012, respectively. The payment of interest and principal on the notes is insured through a financial guaranty insurance policy by a monoline insurance company, the parent company of which emerged from Chapter 11 bankruptcy in 2013. The notes represent senior, secured indebtedness of Timberlake Financial without legal recourse to RGA or its other subsidiaries.
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
The Company’s consolidated balance sheets include the assets of Timberlake Financial, a wholly-owned subsidiary, recorded as fixed maturity investments and other invested assets, which consists of restricted cash and cash equivalents, with the liability for the notes recorded as collateral finance and securitization notes. The Company’s consolidated statements of income include the investment return of Timberlake Financial as investment income and the cost of the facility is reflected in collateral finance and securitization expense.
In December 2014, RGA's subsidiary, Chesterfield Financial, issued $300.0 million of asset-backed notes due December 2034 in a private placement. The notes were issued as part of an embedded value securitization transaction covering a closed block of policies assumed by RGA Reinsurance and retroceded to Chesterfield Re. Proceeds from the notes, along with a $79.0 million direct investment by the Company, were applied by Chesterfield Financial to (i) pay certain transaction-related expenses, (ii) establish a $27.0 million Reserve Account owned by Chesterfield Financial and pledged to the indenture trustee for the benefit of the holders of the notes (primarily to cover interest payments on the notes), and (iii) to fund an initial stock purchase from and capital contribution to Chesterfield Re of $346.5 million to capitalize Chesterfield Re and to finance the payment of a $256.5 million ceding commission by Chesterfield Re to RGA Reinsurance under the retrocession agreement. Interest on the notes accrues at an annual rate of 4.50%, payable quarterly, and totaled $0.6 million in 2014. Capitalized issue costs were approximately $5.4 million. The notes represent senior, secured indebtedness of Chesterfield Financial. Limited support is provided by RGA for temporary potential liquidity events at Chesterfield Financial and for temporary potential statutory capital and surplus events at Chesterfield Re. Otherwise, there is no legal recourse to RGA or its other subsidiaries. The notes are not insured or guaranteed by any other person or entity.
Chesterfield Financial relies primarily upon dividend payments from its wholly-owned subsidiary, Chesterfield Re, a Missouri domiciled life insurance company, to make payments of interest and principal on the notes. The ability of Chesterfield Re to make dividend payments to Chesterfield Financial is contingent upon regulatory approval by the Missouri Department of Insurance, Financial Institution and Professional Registration.
During 2011, to enhance liquidity and capital efficiency within the group, various operating subsidiaries purchased $500.0 million of newly issued RGA subordinated debt. Similarly, RGA also purchased $475.0 million of surplus notes issued by its newly formed subsidiary Rockwood Re. These intercompany debt securities are eliminated for consolidated financial reporting.
Based on the growth of the Company’s business and the pattern of reserve levels under Regulation XXX associated with term life business and other statutory reserve requirements, the amount of ceded reserve credits is expected to grow. This growth will require the Company to obtain additional letters of credit, put additional assets in trust, or utilize other funding mechanisms to support reserve credits. If the Company is unable to support the reserve credits, the regulatory capital levels of several of its subsidiaries may be significantly reduced, while the regulatory capital requirements for these subsidiaries would not change. The reduction in regulatory capital would not directly affect the Company’s consolidated shareholders’ equity under GAAP; however, it could affect the Company’s ability to write new business and retain existing business.
Affiliated captives are commonly used in the insurance industry to help manage statutory reserve and collateral requirements and are often domiciled in the same state as the insurance company that sponsors the captive. The NAIC has analyzed the insurance industry’s use of affiliated captive reinsurers to satisfy certain reserve requirements and has adopted measures to promote uniformity in both the approval and supervision of such reinsurers. While additional work remains to be done by the NAIC, new standards are being introduced and are expected to continue to be introduced during the next few years. There is a commitment to allowing current captives to continue in accordance with their currently approved plans. State insurance regulators that regulate the Company’s domestic insurance companies are expected to place new restrictions on the use of newly established captive reinsurers in the future and such additional restrictions may make them less effective. This could adversely affect the

Company’s ability to reinsure certain products, maintain risk based capital ratios and deploy excess capital. As a result, the Company may need to alter the type and volume of business it reinsures, increase prices on those products, raise additional capital to support higher regulatory reserves or implement higher cost strategies, all of which could adversely affect the Company’s competitive position and its results of operations.
More changes in the use and regulation of captives are expected to be adopted, but it is too early to predict the extent of any changes that may be made. Accordingly, the Company is reevaluating and anticipates adjusting its strategy of using captives to enhance its capital efficiency and competitive position while it monitors the regulations related to captives and any proposed changes in such regulations. The Company cannot estimate the impact of discontinuing or altering its captive strategy in response to potential regulatory changes due to many unknown variables, such as the cost and availability of alternative capital, potential changes in regulatory reserving requirements under a principle based reserving approach which would likely reduce required collateral, changes in acceptable collateral for statutory reserves, the introduction of the “certified reinsurer” laws and regulations in certain United States jurisdictions where the Company operates, the potential for increased pricing of products offered by the Company and the potential change in mix of products sold and/or offered by the Company and/or its clients.
In the United States, the introduction of the certified reinsurer has provided an alternative way to manage collateral requirements. In 2014, RGA Americas was designated as a certified reinsurer by the Missouri Department of Insurance, Financial Institutions and Professional Registration. This designation allows the Company to retrocede business to RGA Americas in lieu of using captives for collateral requirements.
Assets in Trust
Some treaties give ceding companies the right to request that the Company place assets in trust for the benefit of the cedant to support statutory reserve credits in the event of a downgrade of the Company’s ratings to specified levels, generally non-investment grade levels, or if minimum levels of financial condition are not maintained. As of December 31, 2014, these treaties had approximately $1,558.3 million in statutory reserves. Assets placed in trust continue to be owned by the Company, but their use is restricted based on the terms of the trust agreement. Securities with an amortized cost of $1,633.6 million were held in trust for the benefit of certain RGA subsidiaries to satisfy collateral requirements for reinsurance business at December 31, 2014. Additionally, securities with an amortized cost of $10,197.5 million as of December 31, 2014 were held in trust to satisfy collateral requirements under certain third-party reinsurance treaties. Under certain conditions, the Company may be obligated to move reinsurance from one subsidiary of RGA to another subsidiary or make payments under a given treaty. These conditions include change in control or ratings of the subsidiary, insolvency, nonperformance under a treaty, or loss of reinsurance license of such subsidiary. If the Company was ever required to perform under these obligations, the risk to the Company on a consolidated basis under the reinsurance treaties would not change; however, additional capital may be required due to the change in jurisdiction of the subsidiary reinsuring the business, which could lead to a strain on liquidity.
Proceeds from the notes issued by Timberlake Financial and the Company’s direct investment in Timberlake Financial were deposited into a series of trust accounts as collateral and are not available to satisfy the general obligations of the Company. As of December 31, 2014 the Company held deposits in trust and in custody of $922.8 million for this purpose, which is not included above. See “Collateral Finance and Securitization Notes and Statutory Reserve Funding” above for additional information on the Timberlake notes.
Letters of Credit
The Company has obtained bank letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions similar to those described in the “Debt” discussion above. At December 31, 2014, there were approximately $176.5 million of outstanding bank letters of credit in favor of third parties. Additionally, in accordance with applicable regulations, the Company utilizes letters of credit to secure statutory reserve credits when it retrocedes business to its affiliated subsidiaries. The Company cedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions, such as the U.S. and the UK. The Company believes the capital required to support the business in the affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of December 31, 2014, $1,035.0 million in letters of credit from various banks were outstanding, but undrawn, backing reinsurance between the various subsidiaries of the Company. See Note 12—“Commitments, Contingencies and Guarantees” in the Notes to Consolidated Financial Statements for information regarding the Company’s letter of credit facilities.
In 2006, the Company entered into a reinsurance agreement that requires it to post collateral for a portion of the business being reinsured. As part of the collateral requirements, a third party financial institution has issued a letter of credit for the benefit of the ceding company (the “beneficiary”), which may draw on the letter of credit to be reimbursed for valid claim payments not made by RGA pursuant to the reinsurance treaty. RGA is not a direct obligor under the letter of credit. To the extent the letter of credit is drawn by the beneficiary, reimbursement to the third party financial institution will be through reduction in amounts owed to RGA by the third party financial institution under a secured structured loan. RGA’s liability under the reinsurance agreement will be reduced by any amount drawn by the ceding company under the letter of credit. As of December 31, 2014, the structured loan totaled $81.0 million and the amount of the letter of credit totaled $148.5 million. The structured loan is recorded in other invested assets on RGA’s consolidated balance sheets.
Reinsurance Operations
Reinsurance agreements, whether facultative or automatic, generally provide recapture provisions. Most U.S.-based reinsurance treaties include a recapture right for ceding companies, generally after 10 years. Outside of the U.S., treaties primarily include a mutually agreed upon recapture provision. Recapture rights permit the ceding company to reassume all or a portion of the risk formerly ceded to the reinsurer. In some situations, the Company has the right to place assets in trust for the benefit of the ceding party in lieu of recapture. Additionally, certain treaties may grant recapture rights to ceding companies in the event of a significant decrease in RGA Reinsurance’s NAIC risk based capital ratio or financial strength rating. The RBC ratio trigger varies by treaty, with the majority between 125% and 225% of the NAIC’s company action level. Financial strength rating triggers vary by treaty with the majority of the triggers reached if RGA Reinsurance’s financial strength rating falls five notches from its current rating of “AA-” to the “BBB” level on the S&P scale. Recapture of business previously ceded does not affect premiums ceded prior to the recapture of such business, but would reduce premiums in subsequent periods. Upon recapture, the Company would reflect a net gain or loss on the settlement of the assets and liabilities associated with the treaty. In some cases, the ceding company is required to pay the Company a recapture fee. The Company estimates approximately $333.6 billion of its gross assumed in force business, as of December 31, 2014, was subject to treaties where the ceding company could recapture in the event minimum levels of financial condition or ratings were not maintained.
Guarantees
RGA has issued guarantees to third parties on behalf of its subsidiaries for the payment of amounts due under certain reinsurance treaties, securities borrowing arrangements, financing arrangements and office lease obligations, whereby if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. In limited circumstances, treaty guarantees are granted to ceding companies in order to provide additional security, particularly in cases where RGA’s subsidiary is relatively new, unrated, or not of significant size, relative to the ceding company. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to borrowed securities provide additional security to third parties should a subsidiary fail to return the borrowed securities when due. RGA has issued payment guarantees on behalf of two of its subsidiaries in the event the subsidiaries fail to make payment under their office lease obligations. See Note 12 - "Commitments, Contingencies and Guarantees" in the Notes to Consolidated Financial Statements for a table that presents the amounts for guarantees, by type, issued by the Company.
In addition, the Company indemnifies its directors and officers pursuant to its charters and by-laws. Since this indemnity generally is not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under this indemnity in the future.
Off-Balance Sheet Arrangements
The Company has commitments to fund investments in limited partnerships, commercial mortgage loans, private placement investments and bank loans, including revolving credit agreements. See Note 12 - "Commitments, Contingencies and Guarantees" in the Notes to Consolidated Financial Statements for additional information on the Company's commitments to fund investments and other off-balance sheet arrangements.
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
Additional sources of liquidity to meet unexpected cash outflows in excess of operating cash inflows and current cash and equivalents on hand include selling short-term investments or fixed maturity securities and drawing funds under a revolving credit facility, under which the Company had availability of $645.2 million as of December 31, 2014. The Company also has $691.4 million of funds available through collateralized borrowings from the Federal Home Loan Bank of Des Moines (“FHLB”).

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
Summary of Primary Sources and Uses of Liquidity and Capital
The Company's primary sources and uses of liquidity and capital are summarized as follows (dollars in thousands):

	For the years ended December 31,
	2014	2013	2012
Sources:
Net cash provided by operating activities	$2,336,155	$1,727,160	$1,974,527
Proceeds from long-term debt issuance	100,000	398,492	400,000
Proceeds from issuance of securitization notes	300,000	—	—
Excess tax benefits from share-based payment arrangement	—	3,125	416
Exercise of stock options, net	9,246	28,390	—
Change in cash collateral for derivative positions and other arrangements	162,435	—	—
Cash provided by changes in universal life and other
investment type policies and contracts	—	—	92,667
Effect of exchange rate changes on cash	—	—	8,552
Total sources	2,907,836	2,157,167	2,476,162

Uses:
Net cash used in investing activities	1,310,945	1,335,101	1,967,996
Dividends to stockholders	87,256	77,642	61,945
Repurchase and repayment of collateral finance notes	—	119,255	—
Debt issuance costs	4,260	3,400	6,255
Principal payments of long-term debt	772	—	—
Purchases of treasury stock	201,525	269,204	6,924
Excess tax benefits from share-based payment arrangement	3,011	—	—
Exercise of stock options, net	—	—	3,087
Change in cash collateral for derivative positions and other arrangements	—	73,338	132,933
Cash used for changes in universal life and other
investment type policies and contracts	530,416	568,381	—
Effect of exchange rate changes on cash	47,629	47,091	—
Total uses	2,185,814	2,493,412	2,179,140
Net increase (decrease) in cash and cash equivalents	$722,022	$(336,245)	$297,022
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
Cash Flows from Investments - The principal cash inflows from the Company’s investment activities come from repayments of principal on invested assets, proceeds from sales and maturities of invested assets, and settlements of freestanding derivatives. The principal cash outflows relate to purchases of investments, issuances of policy loans and settlements of freestanding derivatives. The Company typically has a net cash outflow from investing activities because cash inflows from insurance operations are reinvested in accordance with its asset/liability management discipline to fund insurance liabilities. The Company closely monitors and manages these risks through its credit risk management process. The primary liquidity concerns with respect to these cash flows are the risk of default by debtors and market disruption.
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

Contractual Obligations
The following table displays the Company’s contractual obligations, including obligations arising from its reinsurance business (in millions):

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Future policy benefits(1)	$2,690.0	$(607.2)	$(1,147.9)	$(1,054.1)	$5,499.2
Interest-sensitive contract liabilities(2)	17,864.4	1,782.4	3,266.2	2,812.4	10,003.4
Long-term debt, including interest	4,647.0	133.8	560.0	634.8	3,318.4
Collateral finance and securitization notes, including interest(3)	1,160.4	368.9	160.8	202.2	428.5
Other policy claims and benefits	3,824.1	3,824.1	—	—	—
Operating leases	60.6	12.1	18.5	11.7	18.3
Limited partnerships	254.3	254.3	—	—	—
Payables for collateral received under derivative transactions	202.3	202.3	—	—	—
Other investment related commitments	201.4	201.4	—	—	—
Total	$30,904.5	$6,172.1	$2,857.6	$2,607.0	$19,267.8

(1)
Future policyholder benefits include liabilities related primarily to the Company’s reinsurance of life and health insurance products. Amounts presented in the table above represent the estimated obligations as they become due to ceding companies for benefits under such contracts, and also include future premiums, allowances and other amounts due to or from the ceding companies as the result of the Company’s assumptions of mortality, morbidity, policy lapse and surrender risk as appropriate to the respective product. Total payments may vary materially from prior years due to the assumption of new treaties or as a result of changes in projections of future experience. All estimated cash payments presented in the table above are undiscounted as to interest, net of estimated future premiums on policies currently in force and gross of any reinsurance recoverable. The sum of the undiscounted estimated cash flows shown for all years in the table is an obligation of $2,690.0 million compared to the discounted liability amount of $14,476.6 million included on the consolidated balance sheet, substantially all due to the effects of discounting the estimated cash flows in the balance sheet liability. The time value of money is not factored into the calculations in the table above. In addition, differences will arise due to changes in the projection of future benefit payments compared with those developed when the reserve was established. Expected premiums can exceed expected policy benefit payments and allowances due to the nature of the reinsurance treaties, which generally have increasing premium rates that exceed the increasing benefit payments.

(2)
Interest-sensitive contract liabilities include amounts related to the Company’s reinsurance of asset-intensive products, primarily deferred annuities and corporate-owned life insurance. Amounts presented in the table above represent the estimated obligations as they become due both to and from ceding companies relating to activity of the underlying policyholders. Amounts presented in the table above represent the estimated obligations under such contracts undiscounted as to interest, including assumptions related to surrenders, withdrawals, premium persistency, partial withdrawals, surrender charges, annuitizations, mortality, future interest credited rates and policy loan utilization. The sum of the obligations shown for all years in the table of $17,864.4 million exceeds the liability amount of $12,591.5 million included on the consolidated balance sheet principally due to the lack of discounting and accounting for separate account contracts.

(3)
Includes the Manor Re collateral financing arrangement that does not appear on the consolidated balance sheets due to a master netting agreement where the Company holds a term deposit note of equal value from the counterparty.

Excluded from the table above are net deferred income tax liabilities, unrecognized tax benefits, and accrued interest related to unrecognized tax benefits of $2,592.3 million, for which the Company cannot reliably determine the timing of payment. Current income tax payable is also excluded from the table.
The net funded status of the Company’s qualified and nonqualified pension and other postretirement liabilities included within other liabilities has been excluded from the amounts presented in the table above. As of December 31, 2014, the Company had a net unfunded balance of $131.2 million related to qualified and nonqualified pension and other postretirement liabilities. See Note 10 – “Employee Benefit Plans” in the Notes to Consolidated Financial Statements for information related to the Company’s obligations and funding requirements for pension and other post-employment benefits.
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
The Company’s liquidity position (cash and cash equivalents and short-term investments) was $1,743.4 million and $1,063.0 million at December 31, 2014 and 2013, respectively. The increase in cash and cash equivalents in 2014 is primarily related to the timing and execution of an in force transaction and the embedded value securitization as well as the Company’s investment strategies. Cash and cash equivalents includes cash collateral received from derivative counterparties of $178.1 million and $51.0 million as of December 31, 2014 and 2013, respectively. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in other liabilities in the Company’s consolidated balance sheets. Liquidity needs are determined from valuation analyses conducted by operational units and are driven by product portfolios. Periodic evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.
The Company participates in a securities borrowing program whereby securities, which are not reflected on the Company’s consolidated balance sheets, are borrowed from a third party. The Company is required to maintain a minimum of 100% of the market value of the borrowed securities as collateral, which consists of rights to reinsurance treaty cash flows.
The Company also participates in a repurchase program in which securities, reflected as investments on the Company’s consolidated balance sheets, are pledged to a third party. In return, the Company receives cash from the third party, which is reflected as a payable to the third party, included in other liabilities on the consolidated balance sheets. The Company is required to maintain a minimum collateral balance with a fair value of 105% of the cash received.
Additionally, the Company participates in a repurchase/reverse repurchase program in which securities, reflected as investments on the Company’s consolidated balance sheets, are pledged to a third party. In return, the Company receives securities from the third party with an estimated fair value equal to a minimum of 100% of the securities pledged.
See “Securities Borrowing and Other” in Note 4 - “Investments” in the Notes to Consolidated Financial Statements for information related to the Company’s securities borrowing, repurchase and repurchase/reverse repurchase programs. In addition to its security agreements with third parties, certain RGA’s subsidiaries have entered into intercompany securities lending agreements to more efficiently source securities for lending to third parties and to provide for more efficient regulatory capital management.
RGA Reinsurance is a member of the FHLB and holds $35.4 million of FHLB common stock, which is included in other invested assets on the Company’s consolidated balance sheets. Membership provides RGA Reinsurance access to borrowing arrangements with the FHLB ("advances") and funding agreements, discussed below. RGA Reinsurance did not have advances at December 31, 2014 and 2013. RGA Reinsurance's average outstanding balance of advances was $46.5 million and $24.2 million in 2014 and 2013, respectively. Interest on advances is reflected in interest expense on the Company’s consolidated statements of income.
In addition, RGA Reinsurance has also entered into funding agreements with the FHLB under guaranteed investment contracts whereby RGA Reinsurance has issued the funding agreements in exchange for cash and for which the FHLB has been granted a blanket lien on RGA Reinsurance’s commercial and residential mortgage-backed securities and commercial mortgage loans used to collateralize RGA Reinsurance’s obligations under the funding agreements. RGA Reinsurance maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreements represented by this blanket lien provide that upon any event of default by RGA Reinsurance, the FHLB’s recovery is limited to the amount of RGA Reinsurance’s liability under the outstanding funding agreements. The amount of the RGA Reinsurance’s liability for the funding agreements with the FHLB under guaranteed investment contracts was $636.1 million and $597.1 million at December 31, 2014 and 2013, respectively, which is included in interest sensitive contract liabilities on the Company's consolidated balance sheets. The advances on these agreements are collateralized primarily by commercial and residential mortgage-backed securities and commercial mortgage loans. The amount of collateral exceeds the liability and is dependent on the type of assets collateralizing the guaranteed investment contracts.
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
Portfolio Composition
The Company had total cash and invested assets of $38.3 billion and $33.4 billion at December 31, 2014 and 2013, respectively, as illustrated below (dollars in thousands):

	2014	2013
Fixed maturity securities, available-for-sale	$25,480,972	$21,474,136
Mortgage loans on real estate	2,712,238	2,486,680
Policy loans	1,284,284	1,244,469
Funds withheld at interest	5,922,561	5,771,467
Short-term investments	97,694	139,395
Other invested assets	1,198,319	1,324,960
Cash and cash equivalents	1,645,669	923,647
Total cash and invested assets	$38,341,737	$33,364,754
Investment Yield
The following table presents consolidated average invested assets at amortized cost, net investment income and investment yield, excluding spread related business. Spread related business is primarily associated with contracts on which the Company earns an interest rate spread between assets and liabilities. To varying degrees, fluctuations in the yield on other spread related business is generally subject to corresponding adjustments to the interest credited on the liabilities (dollars in thousands).

				Increase /(Decrease)
	2014	2013	2012	2014	2013
Average invested assets at amortized cost	$19,876,715	$18,124,333	$16,555,144	9.7%	9.5%
Net investment income	957,882	856,615	823,987	11.8%	4.0%
Investment yield (ratio of net investment income to average invested assets)	4.82%	4.73%	4.98%	0.09%	(0.25)%
Investment yield increased in 2014 primarily due to additional income from prepayments received during the year and increased income from limited partnership and real estate joint venture investments. Investment yield decreased in 2013 due to lower yields upon reinvestment.
Fixed Maturity and Equity Securities Available-for-Sale
See “Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for tables that provide the amortized cost, unrealized gains and losses, estimated fair value of fixed maturity and equity securities, and the other-than-temporary impairments in AOCI by sector as of December 31, 2014 and 2013.
The Company’s fixed maturity securities are invested primarily in corporate bonds, mortgage-and asset-backed securities, and U.S. and Canadian government securities. As of December 31, 2014 and 2013, approximately 94.6% and 93.7%, respectively, of the Company’s consolidated investment portfolio of fixed maturity securities were investment grade.
Important factors in the selection of investments include diversification, quality, yield, call protection and total rate of return potential. The relative importance of these factors is determined by market conditions and the underlying reinsurance liability and existing portfolio characteristics. The largest asset class in which fixed maturity securities were invested was in corporate securities, which represented approximately 58.4% of total fixed maturity securities at December 31, 2014, compared to 56.4% at December 31, 2013. See “Corporate Fixed Maturity Securities” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for tables showing the major industry types which comprise the corporate fixed maturity holdings at December 31, 2014 and 2013.
As of December 31, 2014, the Company’s investments in Canadian and Canadian provincial government securities represented 15.2% of the fair value of total fixed maturity securities compared to 15.7% of the fair value of total fixed maturity securities at December 31, 2013. These assets are primarily high quality, long duration provincial strips, the valuation of which is closely linked to the interest rate curve. These assets are longer in duration and held primarily for asset/liability management to meet Canadian regulatory requirements. See “Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for tables showing the various sectors as of December 31, 2014 and 2013.
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
The quality of the Company’s available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity security portfolio, at December 31, 2014 and 2013 was as follows (dollars in thousands):

		December 31, 2014			December 31, 2013
NAIC Designation	Rating Agency Designation	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
1	AAA/AA/A	$14,855,946	$16,866,777	66.1%	$12,868,061	$13,867,584	64.6%
2	BBB	6,880,383	7,258,299	28.5	6,072,604	6,255,451	29.1
3	BB	750,152	760,531	3.0	725,733	740,465	3.4
4	B	387,456	372,375	1.5	387,687	400,775	1.9
5	CCC and lower	212,905	208,346	0.8	106,619	106,873	0.5
6	In or near default	18,755	14,644	0.1	110,030	102,988	0.5
	Total	$23,105,597	$25,480,972	100.0%	$20,270,734	$21,474,136	100.0%
The Company’s fixed maturity portfolio includes structured securities. The following table shows the types of structured securities the Company held at December 31, 2014 and 2013 (dollars in thousands):

	December 31, 2014		December 31, 2013
		Estimated Fair Value		Estimated Fair Value
	Amortized Cost		Amortized Cost
Residential mortgage-backed securities:
Agency	$639,936	$677,352	$567,113	$580,855
Non-agency	351,931	360,544	403,321	408,788
Total residential mortgage-backed securities	991,867	1,037,896	970,434	989,643
Commercial mortgage-backed securities	1,453,657	1,532,591	1,314,782	1,388,946
Asset-backed securities	1,059,660	1,069,586	891,751	894,832
Total	$3,505,184	$3,640,073	$3,176,967	$3,273,421
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
As of December 31, 2014, approximately 98.9% of commercial mortgage-backed securities were considered investment-grade utilizing the rating methodology described above. The Company did not record any other-than-temporary impairments in its direct investments in commercial mortgage-backed securities for the year ended December 31, 2014. The Company recorded $10.1 million and $14.2 million of other-than-temporary impairments in its direct investments in commercial mortgage-backed securities for the years ended December 31, 2013 and 2012.

Asset-backed securities include credit card and automobile receivables, student loans, home equity loans and collateralized debt obligations (primarily collateralized loan obligations). The Company owns floating rate securities that represent approximately 13.5% and 14.0% of the total fixed maturity securities at December 31, 2014 and 2013, respectively. These investments have a higher degree of income variability than the other fixed income holdings in the portfolio due to the floating rate nature of the interest payments. The Company holds these investments to match specific floating rate liabilities primarily reflected in the consolidated balance sheets as collateral finance notes, as well as to enhance asset management strategies. In addition to the risks associated with floating rate securities, principal risks in holding asset-backed securities are structural, credit and capital market risks. Structural risks include the securities’ cash flow priority in the capital structure and the inherent prepayment sensitivity of the underlying collateral. Credit risks include the adequacy and ability to realize proceeds from the collateral. Credit risks are mitigated by credit enhancements which include excess spread, over-collateralization and subordination. Capital market risks include general level of interest rates and the liquidity for these securities in the marketplace.
The Company monitors its fixed maturity and equity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, the length of time and the extent to which the market value has been below amortized cost, compliance with covenants, general market and industry sector conditions, current intent and ability to hold securities, and various other subjective factors. Based on management’s judgment, securities determined to have an other-than-temporary impairment in value are written down to fair value. See “Investments – Other-than-Temporary Impairment” in Note 2 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements for additional information. The Company recorded $13.1 million, $19.8 million and $43.2 million in other-than-temporary investment impairments in 2014, 2013 and 2012, respectively. The fixed maturity impairments in 2014 were largely related to high-yield energy and emerging market corporate securities. The fixed maturity impairments in 2013 and 2012 were largely related to other-than-temporary impairments in Subprime/Alt-A/Other structured securities, primarily related to commercial mortgage-backed securities. In addition, other impairments in 2014, 2013 and 2012 are due to mortgage loan provisions and impairments on limited partnerships. There were no impairment losses on equity securities in 2014 or 2013. The impairment losses on equity securities of $3.0 million in 2012 are primarily due to the decline in fair value of securities issued by European financial institutions. The impaired equity securities are hybrid securities that contain both debt and equity-like features. The table below summarizes other-than-temporary impairments for 2014, 2013 and 2012 (dollars in thousands):

	2014	2013	2012
Subprime / Alt-A / Other structured securities	$—	$10,243	$15,342
Corporate / Other fixed maturity securities	7,766	2,658	8,184
Equity securities	—	—	3,025
Other impairment losses and change in mortgage loan provision	5,315	6,933	16,602
Total	$13,081	$19,834	$43,153
At December 31, 2014 and 2013, the Company had $134.9 million and $324.6 million, respectively, of gross unrealized losses related to its fixed maturity and equity securities. The distribution of the gross unrealized losses related to these securities is shown below:

	2014	2013
Sector:
Corporate securities	68.3%	65.4%
Canadian and Canada provincial governments	—	5.2
Residential mortgage-backed securities	4.9	5.8
Asset-backed securities	7.7	4.9
Commercial mortgage-backed securities	6.4	5.4
U.S. Government and agencies	0.4	1.5
State and political subdivisions	2.6	4.4
Other foreign government, supranational and foreign government-sponsored enterprises	9.7	7.4
Total	100.0%	100.0%
Industry:
Finance	17.4%	20.3%
Asset-backed	7.7	4.9
Industrial	49.3	38.8
Mortgage-backed	11.3	11.2
Government	12.7	18.5
Utility	1.6	6.3
Total	100.0%	100.0%

See “Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for a table that presents the total gross unrealized losses for fixed maturity securities and equity securities at December 31, 2014 and 2013, respectively, where the estimated fair value had declined and remained below amortized cost by less than 20% or more than 20%.
The Company’s determination of whether a decline in value is other-than-temporary includes analysis of the underlying credit and the extent and duration of a decline in value. The Company’s credit analysis of an investment includes determining whether the issuer is current on its contractual payments, evaluating whether it is probable that the Company will be able to collect all amounts due according to the contractual terms of the security and analyzing the overall ability of the Company to recover the amortized cost of the investment. In the Company’s impairment review process, the duration and severity of an unrealized loss position for equity securities are given greater weight and consideration given the lack of contractual cash flows and the deferability features of these securities. As of December 31, 2014 and 2013, there were immaterial gross unrealized losses on equity securities greater than 20 percent of the amortized cost for more than 12 months.
See “Purchased Credit Impaired Fixed Maturity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for tables that present information related to the Company’s purchases of credit impaired securities in 2014 and 2013.
See “Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for tables that present the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for fixed maturity and equity securities that have estimated fair values below amortized cost, by class and grade security, as well as the length of time the related market value has remained below amortized cost as of December 31, 2014 and 2013.
As of December 31, 2014 and 2013, respectively, the Company classified approximately 8.8% and 10.2% of its fixed maturity securities in the Level 3 category (refer to Note 6 – “Fair Value of Assets and Liabilities” in the Notes to Consolidated Financial Statements for additional information). These securities primarily consist of private placement corporate securities, bank loans, below investment grade commercial and residential mortgage-backed securities and subprime asset-backed securities with inactive trading markets.
See “Securities Borrowing and Other” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for information related to the Company’s securities borrowing, repurchase and repurchase/reverse repurchase programs.
Mortgage Loans on Real Estate
Mortgage loans represented approximately 7.1% and 7.5% of the Company’s cash and invested assets as of December 31, 2014 and 2013, respectively. The Company’s mortgage loan portfolio consists of U.S. based investments primarily in commercial offices, light industrial properties and retail locations. The mortgage loan portfolio is diversified by geographic region and property type. The Company’s largest mortgage loan has a book value of approximately $62.0 million but most mortgage loans range in size up to $30.0 million, with the average mortgage loan investment as of December 31, 2014 totaling approximately $8.0 million. The mortgage loan portfolio was diversified by geographic region and property type as discussed further under “Mortgage Loans on Real Estate” in Note 4 - “Investments” in the Notes to Consolidated Financial Statements.
As of December 31, 2014 and 2013, the Company’s mortgage loans, gross of valuation allowances, were distributed throughout the United States as follows (dollars in thousands):

	2014		2013
	Recorded Investment	% of Total	Recorded Investment	% of Total
Pacific	$678,114	24.9%	$671,822	26.9%
South Atlantic	622,859	22.9	543,658	21.8
Mountain	480,075	17.7	334,446	13.4
East North Central	284,300	10.5	236,766	9.5
West North Central	185,061	6.8	138,442	5.5
West South Central	178,478	6.6	168,246	6.7
Middle Atlantic	166,247	6.1	266,802	10.7
East South Central	62,794	2.3	59,625	2.4
New England	60,781	2.2	76,979	3.1
Total	$2,718,709	100.0%	$2,496,786	100.0%
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
Policy Loans
Policy loans comprised approximately 3.3% and 3.7% of the Company’s cash and invested assets as of December 31, 2014 and 2013, respectively, substantially all of which are associated with one client. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. Because policy loans represent premature distributions of policy liabilities, they have the effect of reducing future disintermediation risk. In addition, the Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.
Funds Withheld at Interest
Funds withheld at interest comprised approximately 15.4% and 17.3% of the Company’s cash and invested assets as of December 31, 2014 and 2013, respectively. For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company, and are reflected as funds withheld at interest on the Company’s consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances with amounts owed by the ceding company. Ceding companies with funds withheld at interest had an average rating of “A” at December 31, 2014 and 2013. Certain ceding companies maintain segregated portfolios for the benefit of the Company.
The majority of the Company’s funds withheld at interest balances are associated with its reinsurance of annuity contracts. The funds withheld receivable balance for segregated portfolios is subject to the general accounting principles for Derivatives and Hedging related to embedded derivatives for both periods.
Under these principles, the Company’s funds withheld receivable under certain reinsurance arrangements incorporate credit risk exposures that are unrelated or only partially related to the creditworthiness of the obligor and include an embedded derivative feature that is not clearly and closely related to the host contract. Therefore, the embedded derivative feature must be measured at fair value on the consolidated balance sheets and changes in fair value reported in income. See “Embedded Derivatives” in Note 2 - “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements for further discussion.
Based on data provided by ceding companies at December 31, 2014 and 2013, funds withheld at interest totaled (dollars in thousands):

	December 31, 2014		December 31, 2013
Underlying Security Type:	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
Segregated portfolios	$4,220,047	$4,690,010	$4,247,709	$4,506,677
Non-segregated portfolios	1,677,155	1,677,155	1,700,665	1,700,665
Embedded derivatives (1)	25,359	—	(176,907)	—
Total funds withheld at interest	$5,922,561	$6,367,165	$5,771,467	$6,207,342

(1)
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

Based on data provided by the ceding company at December 31, 2014 and 2013, segregated portfolios contained primarily corporate, municipal, government and asset-backed securities as well as derivative securities and reverse repurchase obligations. These assets pose risks similar to the fixed maturity securities the Company directly owns. Derivatives consist primarily of S&P 500 options which are used to hedge liabilities and interest credited for EIAs reinsured by the Company. The securities held within the segregated portfolios are primarily investment-grade, with an average rating of “A.” The average maturity for investments held within the segregated portfolios of funds withheld at interest is ten years or more. Interest accrues to these assets at rates defined by the treaty terms and the Company estimated the yields were approximately 7.59%, 9.68% and 6.97% for the years ended December 31, 2014, 2013 and 2012, respectively. Changes in these estimated yields are affected primarily by changes in the fair value of equity options held in the funds withheld portfolio associated with EIAs. Additionally, under certain treaties the Company is subject to the investment performance on the withheld assets, although it does not directly control them. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance.

Other Invested Assets
Other invested assets include equity securities, limited partnership interests, joint ventures (other than operating joint ventures), structured loans, derivative contracts, contractholder-directed unit-linked investments, FHLB common stock, real estate held-for-investment and equity release mortgages. Other invested assets represented approximately 3.1% and 4.0% of the Company’s cash and invested assets as of December 31, 2014 and 2013, respectively. See “Other Invested Assets” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for a table that presents the carrying value of the Company’s other invested assets by type as of December 31, 2014 and 2013.
The Company recorded $6.3 million, $4.8 million and $10.3 million in other-than-temporary impairments on other invested assets in 2014, 2013 and 2012, respectively.
The Company has utilized derivative financial instruments to protect the Company against possible changes in the fair value of its investment portfolio as a result of interest rate changes, to hedge against risk of changes in the purchase price of securities, to hedge liabilities associated with the reinsurance of variable annuities with guaranteed living benefits and to manage the portfolio’s effective yield, maturity and duration. In addition, the Company has used derivative financial instruments to reduce the risk associated with fluctuations in foreign currency exchange rates. The Company uses both exchange-traded and customized over-the-counter derivative financial instruments.
See Note 5 – “Derivative Instruments” in the Notes to Consolidated Financial Statements for a table that presents the notional amounts and fair value of investment related derivative instruments held at December 31, 2014 and 2013.
The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value at the reporting date plus or minus any collateral posted or held by the Company. The Company had credit exposure related to its derivative contracts, excluding futures, longevity and mortality swaps, of $7.7 million and $9.7 million at December 31, 2014 and 2013, respectively.
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
Enterprise Risk Management
RGA maintains a dedicated Enterprise Risk Management (“ERM”) function that is responsible for analyzing and reporting the Company’s risks on an aggregated basis; facilitating monitoring to ensure the Company’s risks remain within its appetites and tolerances; and ensuring, on an ongoing basis, that RGA’s ERM objectives are met. This includes ensuring proper risk controls are in place; risks are effectively identified, assessed, and managed; and key risks to which the Company is exposed are disclosed to appropriate stakeholders. The ERM function plays an important role in fostering the Company’s risk management culture and practices.
Enterprise Risk Management Structure and Governance
The Board of Directors (“the Board”) oversees enterprise risk through its standing committees. The Finance, Investments, and Risk Management (FIRM) Committee of the Board oversees the management of the Company’s ERM program and policies. The FIRM receives a comprehensive quarterly risk report, which describes the Company’s key risk exposures using quantitative and qualitative assessments and includes information about breaches, exceptions, and waivers.
The Company’s Global Chief Risk Officer (“CRO”) leads the dedicated ERM function. The CRO reports to the Chief Operating Officer (“COO”) and has direct access to the Board through the FIRM Committee with formal reporting occurring quarterly. The CRO is supported by a network of Business Unit Chief Risk Officers and Risk Management Officers throughout the business who are responsible for the analysis and management of risks within their scope. A Lead Risk Management Officer is assigned to each risk to take overall responsibility to monitor and assess the risk consistently across all markets.
In addition to leading the ERM function, the CRO also chairs the Company’s Risk Management Steering Committee (“RMSC”), which is made up of senior management executives, including the Chief Executive Officer, the Chief Financial Officer ("CFO"), and the COO, among others. The RMSC approves targets and limits for each material risk at the consolidated level and reviews these limits at least annually. Exposure to these risks is calculated and presented to the RMSC at least quarterly. Any waiver or exception to established risk limits needs to be approved by the RMSC. The Company also has risk-focused committees such as the Business Continuity and Information Governance Steering Committee, Consolidated Investment Committee, Derivatives Risk Oversight Committee, Asset Liability Management Committee, Actuarial Standards Group, Collateral and Liquidity Committee, and the Currency Risk Management Committee. These committees are comprised of various risk experts and have overlapping membership, enabling consistent and holistic management of risks. These committees report directly or indirectly to the RMSC. In addition to the risk committees at a consolidated level, some of RGA’s operating entities have risk management committees that oversee relevant risks relative to segment-level risk targets and limits.
Enterprise Risk Management Framework
RGA’s ERM framework provides a platform to assess the risk / return profiles of risks throughout the organization to enable enhanced decision making by business leaders. The ERM framework also guides the development and implementation of mitigation strategies to reduce exposures to these risks to acceptable levels.
RGA’s ERM framework includes the following elements:

1.
Risk Culture: Risk management is an integral part of the Company’s culture and is embedded in RGA’s business processes in accordance with RGA’s risk philosophy. As the cornerstone of the ERM framework, a culture of prudent risk management reinforced by senior management plays a preeminent role in the effective management of risks assumed by RGA.

2.
Risk Tolerance Statements: RGA communicates to stakeholders the amount of risk the Company is willing to accept through risk tolerance statements, which take into account the interactions and aggregation of risks across multiple risk areas. These statements provide a framework for managing the Company from an overall risk point of view.

3.
Risk Targets and Limits: Risk Targets are established and managed in conjunction with strategic planning and set the desired range of risk that the Company seeks to assume. Risk Limits establish the maximum amount of each risk that the Company is willing to assume to remain within the Company’s risk tolerance.

4.	Risk Assessment Process: RGA uses qualitative and quantitative methods to assess key risks through a portfolio approach, which analyzes established and emerging risks in conjunction with other risks.

5.
Structural Controls: Structural controls provide additional safeguards against undesired risk exposures and are embedded in business processes. Examples of structural controls include maximum retention limits, pricing and underwriting reviews, per issuer limits, concentration limits, and standard treaty language.

Proactive risk monitoring and reporting enable early detection and mitigation of emerging risks. The RMSC monitors adherence to risk targets and limits through the ERM function, which reports regularly to the RMSC and FIRM Committee. The frequency of monitoring is tailored to the volatility of each risk. Risk escalation channels coupled with open communication lines enhance the mitigants explained above. The Company has devoted significant resources to developing its ERM program and expects to continue to do so in the future. Nonetheless, the Company’s policies and procedures to identify, manage, and monitor risks may not be fully effective. Many of the Company’s methods for managing risk are based on historical information, which may not be a good predictor of future risk exposures, such as the risk of a pandemic causing a large number of deaths. Management of operational, legal, and regulatory risk relies on policies and procedures which may not be fully effective under all scenarios.
Risk Categories
The Company categorizes its main risks as insurance risk, market risk, credit risk, and operational risk. Specific risk assessments and descriptions can be found below and in Item 1A - “Risk Factors.”
Insurance Risk
Insurance risk is the risk of loss due to experience deviating adversely from expectations for mortality, morbidity, longevity, and policyholder behavior or lost future profits due to treaty recapture by clients. The Company uses multiple approaches to managing insurance risk: active insurance risk assessment and pricing appropriately for the risks assumed, transferring undesired risks, and managing the retained exposure prudently. These strategies are explained below.
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
Misestimation of any key risk can threaten the long term viability of the enterprise. Further, the pricing process is a key operational risk and significant effort is applied to ensuring the appropriateness of pricing assumptions. Some of the safeguards the Company uses to ensure proper pricing are: experience studies, strict underwriting, sensitivity and scenario testing, pricing guidelines and controls, authority limits and internal and external pricing reviews. In addition, the ERM function provides additional pricing oversight which includes periodic pricing audits.
Risk Transfer
To minimize volatility in financial results and reduce the impact of large losses, the Company transfers some of its insurance risk to third parties using vehicles such as retrocession and catastrophe coverage.
Retrocession
In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of claims paid by ceding reinsurance to other insurance enterprises (or retrocessionaires) under excess coverage and coinsurance contracts. In individual life markets, the Company retains a maximum of $8.0 million of coverage per individual life. In certain limited situations the Company has retained more than $8.0 million per individual life. The Company enters into agreements with other reinsurers to mitigate the residual risk related to the over-retained policies. Additionally, due to some lower face amount reinsurance coverages provided by the Company in addition to individual life, such as group life, disability, and health, under certain circumstances, the Company could potentially incur claims totaling more than $8.0 million per individual life.
Catastrophic Retrocession
The Company seeks to limit its exposure to loss on its assumed catastrophic excess of loss reinsurance agreements by ceding a portion of its exposure to multiple retrocessionaires through retrocession line slips or directly to retrocession markets. The Company retains a maximum of $20.0 million of catastrophic loss exposure per agreement and retrocedes up to $50.0 million additional loss exposures to the retrocession markets. The Company limits its exposure on a country-by-country basis by managing its total exposure to all catastrophic excess of loss agreements bound within a given country to established maximum aggregate exposures. The maximum exposures are established and managed both on gross amounts issued prior to including retrocession and for amounts net of exposures retroceded.
Catastrophe Coverage
The Company accesses the markets each year for annual catastrophic coverages and reviews current coverage and pricing of current and alternate designs. Purchases vary from year to year based on the Company’s perceived value of such coverages. The current policy covers events involving 10 or more insured deaths from a single occurrence and covers $100.0 million of claims in excess of the Company’s $25.0 million deductible.
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
RGA has various methods to manage its insurance risks, including access to the capital and reinsurance markets.
Market Risk
Market risk is the risk that net asset and liability values or revenue will be affected adversely by changes in market conditions such as market prices, exchange rates, and nominal interest rates. The Company is primarily exposed to interest rate, foreign currency, inflation, real estate, and equity risks.
Interest Rate Risk
Interest rate risk is the potential for loss, on a net asset and liability basis, due to changes in interest rates, including both normal rate changes and credit spread changes. This risk arises from many of the Company’s primary activities, as the Company invests substantial funds in interest-sensitive assets, primarily fixed maturity securities, and also has certain interest-sensitive contract liabilities. A prolonged period where market yields are significantly below the book yields of the Company’s asset portfolio puts downward pressure on portfolio book yields. The Company has been proactive in its investment strategies, reinsurance structures and overall asset-liability practices to reduce the risk of unfavorable consequences in this type of environment.
The Company manages interest rate risk to maximize the return on the Company’s capital and to preserve the value created by its business operations within certain constraints. As such, certain management monitoring processes are designed to minimize the effect of sudden and/or sustained changes in interest rates on fair value, cash flows, and net interest income. The Company manages its exposure to interest rates principally by managing the relative matching of the cash flows of its liabilities and assets
The following table presents the account values, the weighted average interest-crediting rates and minimum guaranteed rate ranges for the contracts containing guaranteed rates by major class of interest-sensitive product as of December 31, 2014 and 2013 (dollars in thousands):

	Account Value		Current Weighted-Average Interest Crediting Rate		Minimum Guaranteed Rate Ranges
Interest Sensitive Contract Liability	2014	2013	2014	2013	2014	2013
Traditional individual fixed annuities	$5,008,618	$5,457,947	2.86%	2.90%	0.50 – 4.50%	0.50 – 4.50%
Equity-indexed annuities	4,673,916	4,753,635	4.43	4.76	1.00 – 3.00	1.00 – 3.00
Individual variable annuity contracts	5,314	5,766	2.52	2.42	0.33 – 3.15	0.33 – 3.15
Guaranteed investment contracts	636,360	597,324	1.36	1.52	0.00 – 4.50	0.00 – 4.50
Universal life – type policies	1,938,158	1,940,791	3.97	4.14	3.00 – 6.00	3.00 – 6.00
The following table presents the account values by each minimum guaranteed rate, rounded to the nearest percentage, by class of interest-sensitive product as of December 31, 2014 and 2013 (dollars in thousands):

	Account Value as of December 31, 2014
Interest Sensitive Contract Liability	1%	2%	3%	4%	5%	6%	Total
Traditional individual fixed annuities	$213,640	$851,376	$3,422,493	$507,933	$13,176	$—	$5,008,618
Equity-indexed annuities	705,974	2,888,175	1,079,767	—	—	—	4,673,916
Individual variable annuity contracts	7	—	5,307	—	—	—	5,314
Guaranteed investment contracts	420,951	153,562	—	36,537	25,310	—	636,360
Universal life – type policies	—	—	45,575	1,807,815	58,862	23,906	1,936,158

	Account Value as of December 31, 2013
Interest Sensitive Contract Liability	1%	2%	3%	4%	5%	6%	Total
Traditional individual fixed annuities	$195,326	$989,960	$3,689,776	$569,237	$13,648	$—	$5,457,947
Equity-indexed annuities	693,990	2,944,734	1,114,911	—	—	—	4,753,635
Individual variable annuity contracts	6	—	5,760	—	—	—	5,766
Guaranteed investment contracts	357,283	149,557	—	65,174	25,310	—	597,324
Universal life – type policies	—	—	46,347	1,809,329	60,359	24,756	1,940,791
The spread profits on the Company’s fixed annuity and interest-sensitive whole life, universal life (“UL”) and fixed portion of variable universal life (“VUL”) insurance policies are at risk if interest rates decline and remain relatively low for a period of time, which has generally been the case in recent years. Should interest rates remain at current levels, which are significantly lower than those existing prior to the declines of recent years, the average earned rate of return on the Company’s annuity and UL investment portfolios will continue to decline. Declining portfolio yields may cause the spreads between investment portfolio yields and the interest rate credited to contract holders to deteriorate as the Company’s ability to manage spreads can become limited by minimum guaranteed rates on annuity and UL policies. In 2014, minimum guaranteed rates on non-variable annuity and UL policies generally ranged from 0.50% to 6.00%, with an average guaranteed rate of approximately 2.68%. In 2013, minimum guaranteed rates on non-variable annuity and UL policies generally ranged from 0.50% to 6.00%, with an average guaranteed rate of approximately 2.70%.
Interest rate spreads are managed for near term income through a combination of crediting rate actions and portfolio management. Certain annuity products contain crediting rates that reset annually, of which $3,171.7 million and $2,813.5 million of account balances are not subject to surrender charges, with 99.7% and 99.3% of these already at their minimum guaranteed rates as of December 31, 2014 and 2013, respectively. As such, certain management monitoring processes are designed to minimize the effect of sudden and/or sustained changes in interest rates on fair value, cash flows, and net interest income.

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
Interest rate sensitivity analysis is used to measure the Company’s interest rate price risk by computing estimated changes in fair value of fixed rate assets and liabilities in the event of a hypothetical 10% change (increase or decrease) in market interest rates. The Company does not have fixed rate instruments classified as trading securities. The Company’s projected loss in fair value of financial instruments in the event of a 10% unfavorable change in market interest rates at its fiscal years ended December 31, 2014 and 2013 was $466.8 million and $485.3 million, respectively.
The calculation of fair value is based on the net present value of estimated discounted cash flows expected over the life of the market risk sensitive instruments, using market prepayment assumptions and market rates of interest provided by independent broker quotations and other public sources, with adjustments made to reflect the shift in the treasury yield curve as appropriate.
Interest rate sensitivity analysis is also used to measure the Company’s interest rate cash flow risk by computing estimated changes in the cash flows expected in the near term attributable to floating rate assets and liabilities in the event of a range of assumed changes in market interest rates. This analysis assesses the risk of loss in cash flows in the near term in market risk sensitive floating rate instruments in the event of a hypothetical 10% change (increase or decrease) in market interest rates. The Company does not have variable rate instruments classified as trading securities. The Company’s projected decrease in cash flows in the near term associated with floating rate instruments in the event of a 10% unfavorable change in market interest rates at its fiscal years ended December 31, 2014 and 2013 was $6.8 and $8.1 million, respectively.
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
In order to reduce the exposure to changes in fair values from interest rate fluctuations, the Company has developed strategies to manage the interest rate sensitivity of its assets and liabilities. In addition, from time to time, the Company has utilized the swap market to manage the sensitivity of fair values to interest rate fluctuations.
Foreign Currency Risk
The Company is subject to foreign currency translation, transaction, and net income exposure. The Company manages its exposure to currency principally by matching invested assets with the underlying liabilities to the extent possible. The Company has in place net investment hedges for a portion of its investments in its Canadian operations to reduce excess exposure to these currencies. Translation differences resulting from translating foreign subsidiary balances to U.S. dollars are reflected in stockholders’ equity on the consolidated balance sheets.
The Company generally does not hedge the foreign currency exposure of its subsidiaries transacting business in currencies other than their functional currency (transaction exposure). However, the Company has entered into cross currency swaps. The majority of the Company’s foreign currency transactions are denominated in Australian dollars, British pounds, Canadian dollars, Euros, Japanese yen, Korean won, and the South African rand.
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
The Company reinsures annuities with benefits indexed to the cost of living. These benefits are hedged with a combination of CPI swaps and indexed bonds.

Long Term Care products have an inflation component linked to the future cost of such services. If health care costs increase at a much larger rate than what is prevalent in the nominal interest rates available in the markets, the company may not earn enough yield to pay future claims on such products.
Real Estate Risk
The Company has investments in direct real estate equity and debt instruments collateralized by real estate (“real estate loans”). Real estate equity risks include significant reduction in valuations, which could be caused by downturns in the broad economy or in specific geographic regions or sectors. In addition, real estate loan risks include defaults, natural disasters, borrower or tenant bankruptcy and reduced liquidity. Real estate loan risks are partially mitigated by the excess of the value of the property over the loan principle, which provides a buffer should the value of the real estate decrease. The Company manages its real estate loan risk by diversifying by property type and geography and through exposure limits.
Equity Risk
Equity risk is the risk that net asset and liability (e.g. variable annuities or other equity linked exposures) values or revenues will be affected adversely by changes in equity markets. The Company assumes equity risk from alternative investments, fixed indexed annuities and variable annuities. The Company uses equity options to minimize its exposure to movements in equity markets that have a direct correlation with certain of its reinsurance products.
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
Fixed Indexed Annuities
Credits for fixed indexed annuities are affected by changes in equity markets. Thus the fair value of the benefit is a function of primarily index returns and volatility. The Company hedges most of the underlying equity exposure.
Variable Annuities
The Company reinsures variable annuities including those with guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”) and guaranteed minimum withdrawal benefits (“GMWB”). Strong equity markets, increases in interest rates and decreases in volatility will generally decrease the fair value of the liabilities underlying the benefits. Conversely, a decrease in the equity markets along with a decrease in interest rates and an increase in volatility will generally result in an increase in the fair value of the liabilities underlying the benefits, which has the effect of increasing reserves and lowering earnings. The Company maintains a customized dynamic hedging program that is designed to substantially mitigate the risks associated with income volatility around the change in reserves on guaranteed benefits, ignoring the Company’s own credit risk assessment. However, the hedge positions may not fully offset the changes in the carrying value of the guarantees due to, among other things, time lags, high levels of volatility in the equity and derivative markets, extreme swings in interest rates, unexpected contract holder behavior, and divergence between the performance of the underlying funds and hedging indices. These factors, individually or collectively, may have a material adverse effect on the Company’s net income, financial condition or liquidity. The table below provides a summary of variable annuity account values and the fair value of the guaranteed benefits as of December 31, 2014 and 2013.

	December 31,
(dollars in millions)	2014	2013
No guarantee minimum benefits	$881	$961
GMDB only	75	86
GMIB only	5	6
GMAB only	44	52
GMWB only	1,636	1,752
GMDB / WB	427	467
Other	27	31
Total variable annuity account values	$3,095	$3,355
Fair value of liabilities associated with living benefit riders	$159	$30

Credit Risk
Credit risk is the risk of loss due to counterparty (obligor, client, retrocessionaire, or partner) credit deterioration or unwillingness to meet its obligations. Credit risk has two forms: investment credit risk (asset default and credit migration) and insurance counterparty risk.
Investment Credit Risk
Investment credit risk, which includes default risk, is risk of loss due to credit quality deterioration of an individual financial investment, derivative or non-derivative contract or instrument. Credit quality deterioration may or may not be accompanied by a ratings downgrade. Generally, the investment credit exposure for fixed maturity securities is limited to the fair value, net of any collateral received, at the reporting date.
The Company manages investment credit risk using per-issuer investments limits. In addition to per-issuer limits, the Company also limits the total amounts of investments per rating category. An automated compliance system checks for compliance for all investment positions and sends warning messages when there is a breach. The Company manages its credit risk related to over-the-counter derivatives by entering into transactions with creditworthy counterparties, maintaining collateral arrangements and through the use of master agreements that provide for a single net payment to be made by one counterparty to another at each due date and upon termination. Because futures are affected through regulated exchanges, and positions are marked to market on a daily basis, the Company has minimal exposure to credit-related losses in the event of nonperformance by counterparties to such derivative instruments.
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
Generally, RGA’s insurance subsidiaries retrocede amounts in excess of their retention to RGA Reinsurance, Parkway Re, RGA Barbados, RGA Americas, Rockwood Re, Manor Re, RGA Worldwide or RGA Atlantic. External retrocessions are arranged through the Company’s retrocession pools for amounts in excess of its retention. As of December 31, 2014, all retrocession pool members in this excess retention pool rated by the A.M. Best Company were rated “A-” or better. A rating of “A-” is the fourth highest rating out of fifteen possible ratings. For a majority of the retrocessionaires that were not rated, letters of credit or trust assets have been given as additional security. In addition, the Company performs annual financial and in force reviews of its retrocessionaires to evaluate financial stability and performance.
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
Operational Risk
Operational risk is the risk of loss, or lost business opportunities, due to inadequate or failed internal processes, people, or systems or due to external events. These risks are sometimes residual risks after insurance, market, and credit risks have been identified. Identified operational risks are divided into four areas and are evaluated through a quarterly qualitative assessment involving Risk Management Officers across RGA’s business units. The four areas include the following:
Process Risks
Process risks include known factors within the Company’s key operational processes (such as administration, claims, underwriting, investment operations, retrocession, pricing, disruption of operations, information security, and financial reporting) that could have potential effects on the Company’s ability to meet business objectives.
Legal/Regulatory Risks
Legal and regulatory risks include the various legal, compliance, sovereign, and regulatory obligations and concerns faced by the Company. This risk area often intersects with the Company's core operational process risk areas. Given the scope of the Company’s business and the number of countries in which it operates, this set of risks has the potential to affect the business locally, regionally, or globally.
Financial Risks
Financial risks take into account known factors related to collateral, expenses, financing, liquidity, tax, and valuation. There are many aspects to this set of risks that are important to the operations of the Company and its ability to meet obligations with its clients, shareholders, and regulators.
Intangibles Risks
Intangibles risks include human capital, ratings, reputation, and strategy. These risks are core to managing the Company’s brand and market confidence as well as maintaining its ability to acquire and retain the appropriate expertise to execute and operate the business.
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
Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
	(Dollars in thousands, except share data)
Assets
Fixed maturity securities:
Available-for-sale at fair value (amortized cost of $23,105,597 and $20,270,734)	$25,480,972	$21,474,136
Mortgage loans on real estate (net of allowances of $6,471 and $10,106)	2,712,238	2,486,680
Policy loans	1,284,284	1,244,469
Funds withheld at interest	5,922,561	5,771,467
Short-term investments	97,694	139,395
Other invested assets	1,198,319	1,324,960
Total investments	36,696,068	32,441,107
Cash and cash equivalents	1,645,669	923,647
Accrued investment income	261,096	267,908
Premiums receivable and other reinsurance balances	1,527,729	1,439,528
Reinsurance ceded receivables	578,206	594,515
Deferred policy acquisition costs	3,342,575	3,517,796
Other assets	628,268	489,972
Total assets	$44,679,611	$39,674,473
Liabilities and Stockholders’ Equity
Future policy benefits	$14,476,637	$11,866,776
Interest-sensitive contract liabilities	12,591,497	12,947,557
Other policy claims and benefits	3,824,069	3,571,761
Other reinsurance balances	306,915	275,138
Deferred income taxes	2,365,817	1,837,577
Other liabilities	994,230	541,035
Long-term debt	2,314,293	2,214,350
Collateral finance and securitization notes	782,701	484,752
Total liabilities	37,656,159	33,738,946
Commitments and contingent liabilities (See Note 12)
Stockholders’ Equity:
Preferred stock (par value $.01 per share; 10,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.01 per share; 140,000,000 shares authorized; shares issued: 79,137,758 at December 31, 2014 and 2013)	791	791
Additional paid-in-capital	1,798,279	1,777,906
Retained earnings	4,239,647	3,659,938
Treasury stock, at cost - 10,364,797 and 8,369,540 shares	(672,394)	(508,715)
Accumulated other comprehensive income	1,657,129	1,005,607
Total stockholders’ equity	7,023,452	5,935,527
Total liabilities and stockholders’ equity	$44,679,611	$39,674,473
See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
	2014	2013	2012
Revenues	(Dollars in thousands, except per share data)
Net premiums	$8,669,854	$8,254,027	$7,906,596
Investment income, net of related expenses	1,713,691	1,699,865	1,436,206
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(7,766)	(12,654)	(15,908)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	(247)	(7,618)
Other investment related gains (losses), net	193,959	76,891	277,662
Total investment related gains (losses), net	186,193	63,990	254,136
Other revenues	334,456	300,471	243,973
Total revenues	10,904,194	10,318,353	9,840,911
Benefits and expenses
Claims and other policy benefits	7,406,641	7,304,332	6,665,999
Interest credited	451,031	476,514	379,915
Policy acquisition costs and other insurance expenses	1,391,433	1,300,780	1,306,470
Other operating expenses	538,415	466,717	451,759
Interest expense	96,700	124,307	105,348
Collateral finance and securitization expense	11,441	10,449	12,197
Total benefits and expenses	9,895,661	9,683,099	8,921,688
Income before income taxes	1,008,533	635,254	919,223
Provision for income taxes	324,486	216,417	287,330
Net income	$684,047	$418,837	$631,893
Earnings per share
Basic earnings per share	$9.88	$5.82	$8.57
Diluted earnings per share	9.78	5.78	8.52
Dividends declared per share	$1.26	$1.08	$0.84
See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	2014	2013	2012
Comprehensive income (loss)
Net Income	$684,047	$418,837	$631,893
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	(125,236)	(60,392)	37,680
Change in net unrealized gain on investments	802,830	(1,060,308)	451,905
Change in other-than-temporary impairment losses on fixed maturity securities	1,698	2,896	6,434
Changes in pension and other postretirement plan adjustments	(27,770)	14,509	(5,270)
Total other comprehensive income (loss), net of tax	651,522	(1,103,295)	490,749
Total comprehensive income (loss)	$1,335,569	$(684,458)	$1,122,642
See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2011	$791	$1,727,774	$2,818,429	$(346,449)	$1,618,153	$5,818,698
Net income			631,893			631,893
Total other comprehensive income (loss)					490,749	490,749
Dividends to stockholders			(61,945)			(61,945)
Purchase of treasury stock				(6,924)		(6,924)
Reissuance of treasury stock		27,647	(31,122)	41,191		37,716
Balance, December 31, 2012	791	1,755,421	3,357,255	(312,182)	2,108,902	6,910,187
Net income			418,837			418,837
Total other comprehensive income (loss)					(1,103,295)	(1,103,295)
Dividends to stockholders			(77,642)			(77,642)
Purchase of treasury stock				(269,204)		(269,204)
Reissuance of treasury stock		22,485	(38,512)	72,671		56,644
Balance, December 31, 2013	791	1,777,906	3,659,938	(508,715)	1,005,607	5,935,527
Net income			684,047			684,047
Total other comprehensive income (loss)					651,522	651,522
Dividends to stockholders			(87,256)			(87,256)
Purchase of treasury stock				(201,525)		(201,525)
Reissuance of treasury stock		20,373	(17,082)	37,846		41,137
Balance, December 31, 2014	$791	$1,798,279	$4,239,647	$(672,394)	$1,657,129	$7,023,452
See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

	For the years ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net income	$684,047	$418,837	$631,893
Adjustments to reconcile net income to net cash provided by operating activities:
Change in operating assets and liabilities:
Accrued investment income	(855)	(69,875)	(12,088)
Premiums receivable and other reinsurance balances	(136,710)	(106,136)	(285,193)
Deferred policy acquisition costs	101,493	58,313	(65,050)
Reinsurance ceded receivable balances	39,345	62,058	5,293
Future policy benefits, other policy claims and benefits, and other reinsurance balances	1,625,561	1,429,697	1,792,207
Deferred income taxes	170,731	230,778	198,112
Other assets and other liabilities, net	(17,244)	(186,978)	(37,831)
Amortization of net investment premiums, discounts and other	(102,459)	(95,547)	(83,787)
Investment related gains, net	(186,193)	(63,990)	(254,136)
Gain on repurchase of collateral finance notes	—	(46,506)	—
Excess tax benefits from share-based payment arrangement	3,011	(3,125)	(416)
Other, net	155,428	99,634	85,523
Net cash provided by operating activities	2,336,155	1,727,160	1,974,527
Cash flows from investing activities
Sales of fixed maturity securities available-for-sale	4,309,985	3,629,378	5,465,014
Maturities of fixed maturity securities available-for-sale	539,789	155,237	145,423
Principal payments on mortgage loans on real estate	479,908	391,654	173,962
Principal payments on policy loans	63,785	33,724	40,466
Purchases of fixed maturity securities available-for-sale	(6,129,956)	(4,766,275)	(6,818,378)
Cash invested in mortgage loans on real estate	(721,836)	(613,413)	(491,466)
Cash invested in policy loans	(103,599)	(18)	(58,240)
Cash invested in funds withheld at interest	(86,588)	(90,707)	(107,289)
Purchase of business, net of cash acquired of $9,709	—	(2,805)	—
Purchases of property and equipment	(88,361)	—	—
Cash received under securities repurchase agreements	101,203	—	—
Change in short-term investments	38,060	138,024	(101,214)
Change in other invested assets	286,665	(209,900)	(216,274)
Net cash used in investing activities	(1,310,945)	(1,335,101)	(1,967,996)
Cash flows from financing activities
Dividends to stockholders	(87,256)	(77,642)	(61,945)
Repurchase and repayment of collateral finance notes	—	(119,255)	—
Proceeds from issuance of securitization notes	300,000	—	—
Proceeds from long-term debt issuance	100,000	398,492	400,000
Debt issuance costs	(4,260)	(3,400)	(6,255)
Principal payments of long-term debt	(772)	—	—
Purchases of treasury stock	(201,525)	(269,204)	(6,924)
Excess tax benefits from share-based payment arrangement	(3,011)	3,125	416
Exercise of stock options, net	9,246	28,390	(3,087)
Change in cash collateral for derivative positions and other arrangements	162,435	(73,338)	(132,933)
Deposits on universal life and other investment type policies and contracts	150,922	201,957	457,711
Withdrawals on universal life and other investment type policies and contracts	(681,338)	(770,338)	(365,044)
Net cash (used in) provided by financing activities	(255,559)	(681,213)	281,939
Effect of exchange rate changes on cash	(47,629)	(47,091)	8,552
Change in cash and cash equivalents	722,022	(336,245)	297,022
Cash and cash equivalents, beginning of period	923,647	1,259,892	962,870
Cash and cash equivalents, end of period	$1,645,669	$923,647	$1,259,892
Supplemental disclosures of cash flow information:
Net cash paid (received) for:
Cash paid for interest	$136,499	$116,809	$100,984
Cash paid for income taxes, net of refunds	$70,342	$110,773	$97,000
Non-cash transactions:
Transfer of invested assets	$2,001,439	$—	$4,861,566
Accrual for capitalized assets	$24,458	$—	$—
Purchase of a business:
Assets acquired, excluding cash acquired	$—	$137,596	$—
Liabilities assumed	—	(134,791)	—
Net cash paid on purchase	$—	$2,805	$—
See accompanying notes to consolidated financial statements.

Reinsurance Group of America, Incorporated
Notes to consolidated financial statements
For the years ended December 31, 2014, 2013 and 2012
Note 1   BUSINESS AND BASIS OF PRESENTATION
Business
Reinsurance Group of America, Incorporated (“RGA”) is an insurance holding company that was formed on December 31, 1992. The consolidated financial statements herein include the assets, liabilities, and results of operations of RGA and its subsidiaries, all of which are wholly owned (collectively, the “Company”).
The Company is engaged in providing traditional reinsurance, which includes individual and group life and health, disability, and critical illness reinsurance. The Company also provides non-traditional reinsurance, which includes longevity reinsurance, asset-intensive products, primarily annuities, and financial reinsurance.
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
Basis of Presentation
The consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates include those used in determining deferred policy acquisition costs, premiums receivable, future policy benefits, incurred but not reported claims, income taxes, valuation of investments and investment impairments, and valuation of embedded derivatives. Actual results could differ materially from the estimates and assumptions used by management.
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
There were no subsequent events, other than as disclosed in Note 20 - "Subsequent Events", that would require disclosure or adjustments to the accompanying consolidated financial statements through the date the consolidated financial statements were issued.
Reclassification
The Company has reclassified certain securities from the utility sector to the industrial sector in its 2013 presentation to conform to the 2014 classification of these securities within its corporate fixed maturities by industry type table.
Note 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Investments
Fixed Maturity Securities
Fixed maturity securities classified as available-for-sale are reported at fair value and are so classified based upon the possibility that such securities could be sold prior to maturity if that action enables the Company to execute its investment philosophy and appropriately match investment results to operating and liquidity needs.
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

Mortgage Loans on Real Estate
Mortgage loans on real estate are carried at unpaid principal balances, net of any unamortized premium or discount and valuation allowances. Interest income is accrued on the principal amount of the mortgage loan based on its contractual interest rate. Amortization of premiums and discounts is recorded using the effective yield method. The Company accrues interest on loans until it is probable the Company will not receive interest or the loan is 90 days past due. Interest income, amortization of premiums, accretion of discounts and prepayment fees are reported in investment income, net of related expenses in the consolidated statements of income.
A mortgage loan is considered to be impaired when, based on the current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the mortgage agreement. Valuation allowances on mortgage loans are established based upon inherent losses expected by management to be realized in connection with future dispositions or settlement of mortgage loans, including foreclosures. The Company establishes valuation allowances for estimated impairments on an individual loan basis as of the balance sheet date. Such valuation allowances are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate, the value of the loan’s collateral if the loan is in the process of foreclosure or otherwise collateral dependent, or the loan’s market value if the loan is being sold. Non-specific valuation allowances are established for mortgage loans based upon several loan factors, including the Company’s historical experience for loan losses, defaults and loss severity, loss expectations for loans with similar risk characteristics and industry statistics. These evaluations are revised as conditions change and new information becomes available. In addition to historical experience, management considers qualitative factors that include the impact of changing macro-economic conditions, which may not be currently reflected in the loan portfolio performance, and the quality of the loan portfolio per internal credit quality ratings. Any interest accrued or received on the net carrying amount of the impaired loan will be included in investment income or applied to the principal of the loan, depending on the assessment of the collectability of the loan. Mortgage loans deemed to be uncollectible or that have been foreclosed are charged off against the valuation allowances and subsequent recoveries, if any, are credited to the valuation allowances. Changes in valuation allowances are reported in investment related gains (losses), net on the consolidated statements of income.
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
Funds Withheld at Interest
Funds withheld at interest represent amounts contractually withheld by ceding companies in accordance with reinsurance agreements. For agreements written on a modified coinsurance basis and agreements written on a coinsurance funds withheld basis, assets which support the net statutory reserves or as defined in the treaty, are withheld and legally owned by the ceding company. Interest, recorded in investment income in the consolidated statements of income, accrues to these assets at calculated rates as defined by the treaty terms. Changes in the value of the equity options held within the funds withheld portfolio associated with equity-indexed annuity treaties are reflected in investment income.

Short-term Investments
Short-term investments represent investments with remaining maturities greater than three months but less than twelve months, at the date of purchase, and are stated at estimated fair value or amortized cost, which approximates estimated fair value. Interest on short-term investments is recorded in investment income in the consolidated statements of income.
Other Invested Assets
In addition to derivative contracts discussed below, other invested assets include equity securities, contractholder-directed investments, limited partnership interests, investments in joint ventures (other than operating joint ventures), real estate-held-for-investment, equity release mortgages and structured loans. Equity securities are primarily carried at fair value. The fair value option ("FVO") was elected for contractholder-directed investments supporting unit-linked variable annuity type liabilities which do not qualify for presentation and reporting as separate accounts. Changes in estimated fair value of these securities are included in investment related gains (losses), net. Limited partnership interests and structured loans are primarily carried at cost. Based on the nature and structure of these investments, they do not meet the characteristics of an equity security in accordance with applicable accounting standards. Joint ventures and certain limited partnerships are reported using the equity method of accounting.
Real estate held-for-investment, including related improvements, is stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful life of the property. The Company’s real estate held-for-investment is primarily acquired upon foreclosure of mortgage loans, where the Company's cost basis is considered to be the estimated fair value of the property, less the estimated cost to sell, at the date of foreclosure. Equity release mortgages are carried at unpaid principal balances, net of any amortized premium or discount and valuation allowance.
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
Accounting and Financial Statement Presentation of Derivatives
Derivatives are carried on the Company’s consolidated balance sheets primarily in other invested assets or other liabilities, at fair value. Certain derivatives are subject to master netting provisions and reported as a net asset or liability. On the date a derivative contract is executed, the Company designates the derivative as (1) a fair value hedge, (2) a cash flow hedge, (3) a net investment hedge in a foreign operation or (4) free-standing derivatives held for other risk management purposes, which primarily involve managing asset or liability risks associated with the Company’s reinsurance treaties which do not qualify for hedge accounting.
Changes in the fair value of free-standing derivative instruments, which do not receive accounting hedge treatment, are primarily reflected in investment related gains (losses), net.
Changes in the fair value of non-investment free-standing derivative instruments, which do not receive accounting hedge treatment, are reflected in other income.
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
Additionally, reinsurance treaties written on a modified coinsurance or funds withheld basis are subject to the general accounting principles for Derivatives and Hedging related to embedded derivatives. The Company’s funds withheld at interest balances are primarily associated with its reinsurance treaties structured on a modified coinsurance or funds withheld basis, the majority of which were subject to the general accounting principles for Derivatives and Hedging related to embedded derivatives. Management believes the embedded derivative feature in each of these reinsurance treaties is similar to a total return swap on the assets held by the ceding companies. The valuation of embedded derivatives is sensitive to the investment credit spread environment. Changes in investment credit spreads are also affected by the application of a credit valuation adjustment (“CVA”). The fair value calculation of an embedded derivative in an asset position utilizes a CVA based on the ceding company’s credit risk. Conversely, the fair value calculation of an embedded derivative in a liability position utilizes a CVA based on the Company’s credit risk. Generally, an increase in investment credit spreads, ignoring changes in the CVA, will have a negative impact on the fair value of the embedded derivative (decrease in income). The fair value of the embedded derivatives is included in the funds withheld at interest line item on the consolidated balance sheets. The change in the fair value of the embedded derivatives is recorded in investment related gains (losses), net on the consolidated statements of income.
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
Fair Value Measurements
General accounting principles for Fair Value Measurements and Disclosures define fair value, establish a framework for measuring fair value, establish a fair value hierarchy based on the inputs used to measure fair value and enhance disclosure requirements for fair value measurements. In compliance with these principles, the Company has categorized its assets and liabilities, based on the priority of the inputs to the valuation technique, into a three level hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1), the second highest priority to quoted prices in markets that are not active or inputs that are observable either directly or indirectly (Level 2) and the lowest priority to unobservable inputs (Level 3).
If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the asset or liability.
See Note 6 - “Fair Value of Assets and Liabilities” for further details on the Company’s assets and liabilities recorded at fair value.
Cash and Cash Equivalents
Cash and cash equivalents include cash on deposit and highly liquid debt instruments purchased with an original maturity of three months or less.
Premiums Receivable
Premiums are accrued when due and in accordance with information received from the ceding company. When the Company enters into a new reinsurance agreement, it records accruals based on the terms of the reinsurance treaty. Similarly, when a ceding company fails to report information on a timely basis, the Company records accruals based on the terms of the reinsurance treaty as well as historical experience. Other management estimates include adjustments for increased in force on existing treaties, lapsed premiums given historical experience, the financial health of specific ceding companies, collateral value and the legal right of offset on related amounts (i.e. allowances and claims) owed to the ceding company. Under the legal right of offset provisions in its reinsurance treaties, the Company can withhold payments for allowances and claims from unpaid premiums. Based on its review of these factors and historical experience, the Company did not believe a provision for doubtful accounts was necessary as of December 31, 2014 or 2013.
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
The Company tests the recoverability for each year of business at issue before establishing additional deferred acquisition costs (“DAC”). The Company also performs annual tests to establish that DAC are expected to remain recoverable, and if financial performance significantly deteriorates to the point where a deficiency exists, a cumulative charge to current operations will be recorded. No such adjustments related to DAC recoverability were made in 2014, 2013 or 2012.
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
Goodwill and Value of Business Acquired
Goodwill, reported in other assets, is not amortized into results of operations, but instead is reviewed at least annually for impairment and written down only in the periods in which the recorded value of goodwill exceeds its fair value. Goodwill as of December 31, 2014 and 2013 totaled $7.0 million. The value of business acquired (“VOBA”) is amortized in proportion to the ratio of annual premium revenues to total anticipated premium revenues or in relation to the present value of estimated profits. Anticipated premium revenues have been estimated using assumptions consistent with those used in estimating reserves for future policy benefits. The carrying value is reviewed at least annually for indicators of impairment in value. The VOBA was approximately $4.5 million and $5.5 million, including accumulated amortization of $13.5 million and $13.0 million, as of December 31, 2014 and 2013, respectively. The VOBA amortization expense for the years ended December 31, 2014, 2013 and 2012 was $0.4 million, $0.3 million, and $0.2 million, respectively. These amortized balances are included in other assets on the consolidated balance sheets. Future amortization of the VOBA is not material.
Value of Distribution Agreements and Customer Relationships Acquired
Value of distribution agreements (“VODA”) is reported in other assets and represents the present value of future profits associated with the expected future business derived from the distribution agreements. Value of customer relationships acquired (“VOCRA”) is also reported in other assets and represents the present value of the expected future profits associated with the expected future business acquired through existing customers of the acquired company or business. The Company’s VODA and VOCRA are related to the acquisition of Reliastar Life Insurance Company’s U.S. and Canadian group life, accident and health reinsurance business in 2010. The VODA is amortized over a useful life of 15 years and the VOCRA is also amortized over a 15 year period in proportion to expected revenues generated. Such amortization is included in policy acquisition costs and other insurance expenses. Each year the Company reviews VODA and VOCRA to determine the recoverability of these balances. VODA and VOCRA totaled approximately $76.3 million and $85.8 million, including accumulated amortization of $44.4 million and $34.9 million, as of December 31, 2014 and 2013, respectively. The VODA and VOCRA amortization expense for the years ended December 31, 2014, 2013 and 2012 was $9.5 million, $10.1 million and $10.5 million, respectively. Amortization of the VODA and VOCRA is estimated to be $9.4 million, $9.0 million, $8.7 million, $8.3 million and $8.1 million during 2015, 2016, 2017, 2018 and 2019, respectively.
Property, Equipment, Leasehold Improvements and Computer Software
Property, equipment and leasehold improvements, which are included in other assets, are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is determined using the straight-line method over the estimated useful lives of the assets, as appropriate. The estimated life is generally 40 years for company occupied real estate property, from one to seven years for leasehold improvements, and from three to seven years for all other property and equipment. The cost basis of the property, equipment and leasehold improvements was $222.7 million and $117.3 million at December 31, 2014 and 2013, respectively. Accumulated depreciation and amortization of property, equipment and leasehold improvements was $38.5 million and $42.3 million at December 31, 2014 and 2013, respectively. Related depreciation and amortization expense was $9.4 million, $8.4 million and $9.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.
As of December 31, 2014, the Company had assets acquired under capital leases, included in the total above, of $167.3 million, net of accumulated amortization of $1.4 million. Amortization on assets under capital leases charged to expense is included in other operating expenses. Amortization expense for the year ended December 31, 2014 was $1.4 million.
Computer software, which is included in other assets, is stated at cost, less accumulated amortization. Purchased software costs, as well as certain internal and external costs incurred to develop internal-use computer software during the application development stage, are capitalized. Amortization of software costs is recorded on a straight-line basis over periods ranging from three to ten years. Carrying values are reviewed periodically for indicators of impairment in value. Unamortized computer software costs were $77.6 million and $49.6 million at December 31, 2014 and 2013, respectively. The increase in unamortized software costs in 2014 was primarily related to the development or acquisition of software for internal use in connection with the Company's information technology and infrastructure initiatives. Amortization expense was $5.9 million, $6.9 million, and $6.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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
Liabilities for future benefits on longevity business, including annuities in the payout phase, are established in an amount adequate to meet the estimated future obligations on policies in force. Liabilities for future benefits related to the longevity business, including annuities in the payout phase have been calculated using expected mortality, investment yields, and other assumptions. These assumptions include a margin for adverse deviation and vary with the characteristics of the plan of insurance, year of issue, age of insured, and other appropriate factors. The mortality assumptions are based on the Company’s experience as well as industry experience and standards. A deferred profit liability is established when the gross premium exceeds the net premium.
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
The Company establishes future policy benefits for guaranteed minimum death benefits (“GMDB”) relating to the reinsurance of certain variable annuity contracts by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess proportionally over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to claims and other policy benefits, if actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used in estimating the GMDB liabilities are consistent with those used for amortizing DAC, and are thus subject to the same variability and risk. The Company’s GMDB liabilities at December 31, 2014 and 2013 were not material.
Interest-Sensitive Contract Liabilities
Liabilities for future benefits on interest-sensitive life and investment-type contract liabilities are carried at the accumulated contract holder values without reduction for potential surrender or withdrawal charges. The Company reinsures asset-intensive products, including annuities and corporate-owned life insurance. The investment portfolios for these products are segregated for management purposes within the general account of RGA Reinsurance Company ("RGA Reinsurance"). The liabilities under asset-intensive reinsurance contracts reinsured on a coinsurance basis are included in interest-sensitive contract liabilities on the consolidated balance sheets. Asset-intensive contracts principally include individual fixed annuities in the accumulation phase, single premium immediate annuities, equity-indexed annuities and individual variable annuity contracts. Interest-sensitive contract liabilities are equal to (i) policy account values, which consist of an accumulation of gross premium payments; (ii) credited interest less expenses, mortality charges, and withdrawals; and (iii) fair value adjustments relating to business combinations. Liabilities for immediate annuities are calculated as the present value of the expected cash flows, with the locked-in discount rate determined such that there is no gain or loss at inception. Additionally, certain annuity contracts the Company reinsures contain terms, such as guaranteed minimum benefits and equity participation options, which are deemed to be embedded derivatives and are accounted for based on the general accounting principles for Derivatives and Hedging.
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
Other Policy Claims and Benefits
Claims payable for incurred but not reported losses are determined using case-basis estimates and lag studies of past experience. The time lag from the date of the claim or death to when the ceding company reports the claim to the Company can vary significantly by ceding company, business segment and product type, but generally averages around 3.3 months. Incurred but not reported claims are estimates on an undiscounted basis, using actuarial estimates of historical claims expense, adjusted for current trends and conditions. These estimates are continually reviewed and the ultimate liability may vary significantly from the amount recognized, which are reflected in claims and other policy benefits in the consolidated statements of income in the period in which they are determined.
Other Liabilities
Other liabilities primarily include investments in transit, separate accounts, employee benefits and current federal income taxes payable.
Income Taxes
RGA and its eligible subsidiaries file a consolidated federal income tax return. The U.S. consolidated tax return includes the operations of RGA, RGA Americas Reinsurance Company, Ltd. ("RGA Americas"), RGA Reinsurance, RGA Reinsurance Company (Barbados) Ltd. ("RGA Barbados"), RGA Technology Partners, Inc., Reinsurance Company of Missouri ("RCM"),

Timberlake Reinsurance Company II (“Timberlake Re”), Reinsurance Partners, Inc., RGA Worldwide Reinsurance Company, Ltd. (“RGA Worldwide”), Rockwood Reinsurance Company (“Rockwood Re”), Parkway Reinsurance Company (“Parkway Re”), Castlewood Reinsurance Company (“Castlewood Re”), Chesterfield Reinsurance Company ("Chesterfield Re") and RGA Capital LLC. The Company’s Australian, certain Barbadian, Bermudian, Canadian, South African, Indian, Irish, Singaporean, Brazilian, United Arab Emirates, Dutch and United Kingdom subsidiaries are taxed under applicable local statutes.
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
Collateral Finance and Securitization Notes
Collateral finance and securitization notes represent private placement asset-backed structured financing transactions. Collateral finance notes are issued on specified insurance policies reinsured by the Company’s regulated subsidiaries. Transaction costs, primarily interest expense, are reflected in collateral finance and securitization expense. See Note 14 - "Collateral Finance and Securitization Notes" for additional information.
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
Adoption of New Accounting Standards
Basis of Presentation
In December 2011, the FASB amended the general accounting principles for Balance Sheet as it relates to the disclosures about offsetting assets and liabilities. The amendment requires disclosures about the Company’s rights of offset and related arrangements associated with its financial instruments and derivative instruments. This amendment also requires the disclosure of both gross and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. In January 2013, the FASB amended the general accounting principles for Balance Sheet as it relates to the disclosures about offsetting assets and liabilities. This amendment clarifies that the scope of the Balance Sheet amendment made in December 2011 applies only to derivatives, including bifurcated embedded derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions that are either offset or subject to an enforceable master netting agreement or a similar agreement. These amendments were effective for interim and annual reporting periods beginning on or after January 1, 2013. The Company adopted these amendments and the required disclosures are provided in Note 5 - “Derivative Instruments”.
Income Taxes
In July 2013, the FASB amended the general accounting principles for Income Taxes as it relates to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This amendment clarifies that an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and not combined with deferred tax assets. These amendments were effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this amendment did not have an impact on the Company's consolidated financial statements.
Comprehensive Income
In February 2013, the FASB amended the general accounting principles for Comprehensive Income as it relates to the reporting of amounts reclassified out of accumulated other comprehensive income. The amendment requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. This amendment also requires entities to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. However, this is only necessary if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. The amendment was effective for interim and annual reporting periods beginning after December 15, 2012. The Company adopted this amendment and the required disclosures are provided in Note 18 - “Comprehensive Income.”
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
Transfers and Servicing
In June 2014, the FASB amended the general accounting principles for Transfers and Servicing as it relates to the accounting for repurchase-to-maturity transactions, repurchase financings, and disclosures. This amendment requires entities to account for repurchase-to-maturity transactions as secured borrowings, eliminates guidance on linked repurchase financing transactions, and expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers accounted for as secured borrowings. These amendments are effective for annual years, and interim periods within those years, beginning after December 15, 2014.The adoption of this amendment is not expected to have an impact on the Company's consolidated financial statements other than the addition of the required disclosures.
Note 3  STOCK TRANSACTIONS
During 2014, in connection with the distribution of benefits due under its employee benefit plans, RGA issued 584,915 shares of common stock from treasury and repurchased from recipients 49,564 of its common shares, at $78.22 per share, in settlement of income tax withholding requirements incurred by recipients. Additionally, in 2014, non-employee directors were granted a total of 13,800 shares of common stock.
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
In February 2014, RGA’s board of directors authorized a share repurchase program, with no expiration date, to repurchase up to $300.0 million of RGA’s outstanding common stock. In connection with this authorization, the board of directors terminated the stock repurchase authority granted in 2013. During 2014, RGA repurchased 2,530,608 shares of common stock under this program for $197.7 million. The common shares repurchased have been placed into treasury to be used for general corporate purposes.
On January 22, 2015, RGA’s board of directors authorized a share repurchase program for up to $300.0 million of the RGA’s outstanding common stock. The authorization is effective immediately and does not have an expiration date. In connection with this new authorization, the board of directors terminated the stock repurchase authority granted in 2014.

Note 4  INVESTMENTS
Fixed Maturity and Equity Securities Available-for-Sale
The following tables provide information relating to investments in fixed maturity and equity securities by sector as of December 31, 2014 and 2013 (dollars in thousands):

December 31, 2014:	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	% of Total	Other-than- temporary impairments in AOCI
Available-for-sale:
Corporate securities	$14,010,604	$965,523	$90,544	$14,885,583	58.4%	$—
Canadian and Canadian provincial governments	2,668,852	1,196,420	7	3,865,265	15.2	—
Residential mortgage-backed securities	991,867	52,640	6,611	1,037,896	4.1	(300)
Asset-backed securities	1,059,660	20,301	10,375	1,069,586	4.2	354
Commercial mortgage-backed securities	1,453,657	87,593	8,659	1,532,591	6.0	(1,609)
U.S. government and agencies	501,352	25,014	515	525,851	2.0	—
State and political subdivisions	378,457	51,117	3,498	426,076	1.7	—
Other foreign government, supranational and foreign government-sponsored enterprises	2,041,148	110,065	13,089	2,138,124	8.4	—
Total fixed maturity securities	$23,105,597	$2,508,673	$133,298	$25,480,972	100.0%	$(1,555)
Non-redeemable preferred stock	$93,540	$7,350	$1,527	$99,363	78.3%
Other equity securities	26,994	597	94	27,497	21.7
Total equity securities	$120,534	$7,947	$1,621	$126,860	100.0%

December 31, 2013:	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	% of Total	Other-than- temporary impairments in AOCI
Available-for-sale:
Corporate securities	$11,697,394	$616,147	$202,786	$12,110,755	56.4%	$—
Canadian and Canadian provincial governments	2,728,111	669,762	16,848	3,381,025	15.7	—
Residential mortgage-backed securities	970,434	38,126	18,917	989,643	4.6	(300)
Asset-backed securities	891,751	18,893	15,812	894,832	4.2	(2,259)
Commercial mortgage-backed securities	1,314,782	91,651	17,487	1,388,946	6.5	(1,609)
U.S. government and agencies	489,631	16,468	4,748	501,351	2.3	—
State and political subdivisions	313,252	21,907	14,339	320,820	1.5	—
Other foreign government, supranational and foreign government-sponsored enterprises	1,865,379	45,347	23,962	1,886,764	8.8	—
Total fixed maturity securities	$20,270,734	$1,518,301	$314,899	$21,474,136	100.0%	$(4,168)
Non-redeemable preferred stock	$81,993	$5,342	$5,481	$81,854	20.2%
Other equity securities	327,479	618	4,220	323,877	79.8
Total equity securities	$409,472	$5,960	$9,701	$405,731	100.0%
The Company enters into various collateral arrangements that require both the pledging and acceptance of fixed maturity securities as collateral with derivative and reinsurance counterparties. Pledged fixed maturity securities are included in fixed maturity securities, available-for-sale in the consolidated balance sheets. Fixed maturity securities received as collateral are held in separate custodial accounts and are not recorded on the Company’s consolidated balance sheets. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge collateral it receives; however, as of December 31, 2014 and 2013, none of the collateral received had been sold or re-pledged. The Company also holds securities in trust to satisfy collateral requirements under certain third-party reinsurance treaties. The following table includes fixed maturity securities pledged and received as collateral, and assets in trust held to satisfy collateral requirements under certain third-party reinsurance treaties as of December 31, 2014 and 2013 (dollars in thousands):

	2014		2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity securities pledged as collateral	$127,229	$134,863	$57,241	$57,963
Fixed maturity securities received as collateral	n/a	117,227	n/a	94,143
Securities held in trust	10,197,489	10,922,947	7,842,893	8,125,402
The Company monitors its concentrations of financial instruments on an ongoing basis, and mitigates credit risk by maintaining a diversified investment portfolio which limits exposure to any one issuer. The Company’s exposure to concentrations of credit risk of single issuers greater than 10% of the Company’s stockholders’ equity as of December 31, 2014 and 2013 is as follows (dollars in thousands).

	2014		2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity securities guaranteed or issued by:
Canadian province of Ontario	$979,908	$1,359,339	$1,023,427	$1,222,296
Canadian province of Quebec	1,006,315	1,599,673	1,041,462	1,389,138
The amortized cost and estimated fair value of fixed maturity securities available-for-sale at December 31, 2014 are shown by contractual maturity in the table below (dollars in thousands). Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset and mortgage-backed securities are shown separately in the table below, as they are not due at a single maturity date.

	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due in one year or less	$556,034	$561,396
Due after one year through five years	4,354,866	4,580,388
Due after five years through ten years	7,587,194	7,965,907
Due after ten years	7,102,319	8,733,208
Asset and mortgage-backed securities	3,505,184	3,640,073
Total	$23,105,597	$25,480,972
Corporate Fixed Maturity Securities
The tables below show the major industry types of the Company’s corporate fixed maturity holdings as of December 31, 2014 and 2013 (dollars in thousands):

December 31, 2014:	Amortized Cost	Estimated Fair Value	% of Total
Finance	$4,789,568	$5,066,408	34.0%
Industrial	7,639,330	8,086,067	54.3
Utility	1,581,706	1,733,108	11.7
Total	$14,010,604	$14,885,583	100.0%
December 31, 2013:	Amortized Cost	Estimated Fair Value	% of Total
Finance	$3,838,716	$3,983,623	32.9%
Industrial	6,607,100	6,824,063	56.3
Utility	1,240,353	1,292,305	10.7
Other	11,225	10,764	0.1
Total	$11,697,394	$12,110,755	100.0%
Other-Than-Temporary Impairments—Fixed Maturity and Equity Securities
As discussed in Note 2 – “Summary of Significant Accounting Policies,” a portion of certain other-than-temporary impairment (“OTTI”) losses on fixed maturity securities is recognized in AOCI. For these securities the net amount recognized in the consolidated statements of income (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in AOCI. The following table sets forth the amount of pre-tax credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in AOCI, and the corresponding changes in such amounts (dollars in thousands):

	2014	2013	2012
Balance, beginning of period	$11,696	$16,675	$63,947
Initial impairments - credit loss OTTI recognized on securities not previously impaired	—	—	1,962
Additional impairments - credit loss OTTI recognized on securities previously impaired	—	134	10,186
Credit loss OTTI previously recognized on securities impaired to fair value during the period	—	(1,449)	(22,290)
Credit loss previously recognized on securities which matured, paid down, prepaid or were sold during the period	(4,412)	(3,664)	(37,130)
Balance, end of period	$7,284	$11,696	$16,675
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
The following tables present information on the Company’s purchased credit impaired securities, which are included in fixed maturity securities available-for-sale as of December 31, 2014 and 2013 (dollars in thousands):

	2014	2013
Outstanding principal and interest balance(1)	$226,121	$192,644
Carrying value, including accrued interest(2)	$185,842	$148,822

(1)	Represents the contractually required payments which is the sum of contractual principal, whether or not currently due, and accrued interest.

(2)	Estimated fair value plus accrued interest.
The following table presents information about purchased credit impaired investments acquired during the periods ended December 31, 2014 and 2013, as of the acquisition dates (dollars in thousands).

	2014	2013
Contractually required payments (including interest)	$96,617	$161,975
Cash flows expected to be collected(1)	$76,551	$130,578
Fair value of investments acquired	$53,950	$87,643

(1)	Represents undiscounted principal and interest cash flow expectations at the date of acquisition.
The following table presents activity for the accretable yield on purchased credit impaired securities for the years ended December 31, 2014 and 2013 (dollars in thousands):

	2014	2013
Balance, beginning of period	$69,469	$39,239
Investments purchased	22,601	42,935
Accretion	(9,339)	(7,755)
Disposals	(379)	(3,564)
Reclassification from nonaccretable difference	(15,181)	(1,386)
Balance, end of period	$67,171	$69,469

Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale
The following table presents the total gross unrealized losses for the 932 and 1,396 fixed maturity and equity securities at December 31, 2014 and 2013, respectively, where the estimated fair value had declined and remained below amortized cost by the indicated amount (dollars in thousands):

	2014		2013
	Gross Unrealized Losses	% of Total	Gross Unrealized Losses	% of Total
Less than 20%	$111,965	83.0%	$296,731	91.4%
20% or more for less than six months	13,698	10.1	6,444	2.0
20% or more for six months or greater	9,256	6.9	21,425	6.6
Total	$134,919	100.0%	$324,600	100.0%
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
The following tables present the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for 932 and 1,396 fixed maturity and equity securities that have estimated fair values below amortized cost as of December 31, 2014 and 2013, respectively (dollars in thousands). These investments are presented by class and grade of security, as well as the length of time the related fair value has remained below amortized cost.

	Less than 12 months		12 months or greater		Total
December 31, 2014:	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Investment grade securities:
Corporate securities	$1,225,767	$27,784	$614,294	$30,040	$1,840,061	$57,824
Canadian and Canadian provincial governments	—	—	1,235	7	1,235	7
Residential mortgage-backed securities	78,864	846	135,414	5,247	214,278	6,093
Asset-backed securities	332,785	4,021	109,411	4,289	442,196	8,310
Commercial mortgage-backed securities	78,632	564	28,375	2,461	107,007	3,025
U.S. government and agencies	81,317	89	32,959	426	114,276	515
State and political subdivisions	13,780	17	18,998	3,438	32,778	3,455
Other foreign government, supranational and foreign government-sponsored enterprises	156,725	7,007	76,111	2,946	232,836	9,953
Total investment grade securities	1,967,870	40,328	1,016,797	48,854	2,984,667	89,182
Non-investment grade securities:
Corporate securities	415,886	29,316	32,567	3,404	448,453	32,720
Residential mortgage-backed securities	22,836	293	6,284	225	29,120	518
Asset-backed securities	12,448	274	7,108	1,791	19,556	2,065
Commercial mortgage-backed securities	3,288	249	5,580	5,385	8,868	5,634
State and political subdivisions	964	43	—	—	964	43
Other foreign government, supranational and foreign government-sponsored enterprises	13,986	3,136	—	—	13,986	3,136
Total non-investment grade securities	469,408	33,311	51,539	10,805	520,947	44,116
Total fixed maturity securities	$2,437,278	$73,639	$1,068,336	$59,659	$3,505,614	$133,298
Non-redeemable preferred stock	$11,619	$235	$19,100	$1,292	$30,719	$1,527
Other equity securities	—	—	3,545	94	3,545	94
Total equity securities	$11,619	$235	$22,645	$1,386	$34,264	$1,621

	Less than 12 months		12 months or greater		Total
December 31, 2013:	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Investment grade securities:
Corporate securities	$3,141,179	$148,895	$301,303	$40,548	$3,442,482	$189,443
Canadian and Canadian provincial governments	188,491	14,419	12,029	2,429	200,520	16,848
Residential mortgage-backed securities	283,967	15,900	23,068	1,688	307,035	17,588
Asset-backed securities	255,656	4,916	56,668	4,983	312,324	9,899
Commercial mortgage-backed securities	219,110	3,725	20,068	5,745	239,178	9,470
U.S. government and agencies	133,697	4,469	4,406	279	138,103	4,748
State and political subdivisions	120,193	9,723	15,202	4,616	135,395	14,339
Other foreign government, supranational and foreign government-sponsored enterprises	665,313	21,075	36,212	2,847	701,525	23,922
Total investment grade securities	5,007,606	223,122	468,956	63,135	5,476,562	286,257
Non-investment grade securities:
Corporate securities	283,603	9,451	38,256	3,892	321,859	13,343
Residential mortgage-backed securities	62,146	1,075	3,945	254	66,091	1,329
Asset-backed securities	28,670	415	32,392	5,498	61,062	5,913
Commercial mortgage-backed securities	15,762	81	10,980	7,936	26,742	8,017
Other foreign government, supranational and foreign government-sponsored enterprises	9,403	40	—	—	9,403	40
Total non-investment grade securities	399,584	11,062	85,573	17,580	485,157	28,642
Total fixed maturity securities	$5,407,190	$234,184	$554,529	$80,715	$5,961,719	$314,899
Non-redeemable preferred stock	$51,386	$5,479	$1	$2	$51,387	$5,481
Other equity securities	218,834	1,748	32,550	2,472	251,384	4,220
Total equity securities	$270,220	$7,227	$32,551	$2,474	$302,771	$9,701
The Company neither has an intention to sell nor does it expect to be required to sell the securities outlined in the table above, as of the dates indicated. However, unforeseen facts and circumstances may cause the Company to sell fixed maturity and equity securities in the ordinary course of managing its portfolio to meet certain diversification, credit quality and liquidity guidelines.
Unrealized losses decreased on investment-grade securities as a result of decreases in interest rates during 2014. Increases in unrealized losses during 2014 on non-investment grade securities are principally related to decreases in value on high-yield energy and emerging market corporate securities.
Investment Income, Net of Related Expenses
Major categories of investment income, net of related expenses consist of the following (dollars in thousands):

	2014	2013	2012
Fixed maturity securities available-for-sale	$1,052,715	$966,759	$868,682
Mortgage loans on real estate	148,417	121,476	96,901
Policy loans	55,248	57,099	62,855
Funds withheld at interest	447,364	545,550	393,586
Short-term investments	2,118	2,236	4,173
Other invested assets	70,149	58,771	49,199
Investment income	1,776,011	1,751,891	1,475,396
Investment expense	(62,320)	(52,026)	(39,190)
Investment income, net of related expenses	$1,713,691	$1,699,865	$1,436,206

Investment Related Gains (Losses), Net
Investment related gains (losses), net, consist of the following (dollars in thousands):

	2014	2013	2012
Fixed maturity and equity securities available for sale:
Other-than-temporary impairment losses on fixed maturity securities recognized in earnings	$(7,766)	$(12,901)	$(23,526)
Impairment losses on equity securities	—	—	(3,025)
Gain on investment activity	65,435	82,744	145,268
Loss on investment activity	(31,295)	(60,575)	(27,474)
Other impairment losses and change in mortgage loan provision	(5,315)	(6,933)	(16,602)
Derivatives and other, net	165,134	61,655	179,495
Total investment related gains (losses), net	$186,193	$63,990	$254,136
The volatility in derivatives and other is primarily due to changes in the fair value of embedded derivative liabilities associated with modified coinsurance and funds withheld treaties and guaranteed minimum benefit riders.
At December 31, 2014 and 2013 the Company held non-income producing securities with amortized costs of $42.7 million and $38.5 million, and estimated fair values of $52.8 million and $47.6 million, respectively. Generally, securities are non-income producing when principal or interest is not paid primarily as a result of bankruptcies or credit defaults, but also include securities where amortization has been discontinued. During 2014, 2013 and 2012 the Company sold fixed maturity and equity securities with fair values of $1,016.5 million, $1,104.0 million, and $828.0 million, which were below amortized cost, at gross realized losses of $31.3 million, $60.6 million and $27.5 million, respectively. The Company generally does not engage in short-term buying and selling of securities.
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
The Company also participates in a repurchase program in which securities, reflected as investments on the Company’s consolidated balance sheets, are pledged to a third party. In return, the Company receives cash from the third party, which is reflected as a payable to the third party, included in other liabilities on the consolidated balance sheets. The Company is required to maintain a minimum collateral balance with a fair value of 105% of the cash received. The gross balance of the repurchase agreement payable was $101.4 million. This was fully collateralized by securities with a fair value of $107.2 million, which were not offset by the payable, resulting in a net exposure of $5.8 million as of December 31, 2014.
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
The following table includes the amount of borrowed securities, repurchased securities pledged and repurchased/reverse repurchased securities pledged and received as of December 31, 2014 and 2013 (dollars in thousands).

	2014		2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Borrowed securities	$201,050	$212,946	$93,000	$93,000
Repurchase program securities pledged	92,446	107,158	—	—
Repurchase program/reverse repurchase program:
Securities pledged	298,466	314,160	300,350	310,781
Securities received	n/a	338,929	n/a	344,169
Mortgage Loans on Real Estate
Mortgage loans represented approximately 7.4% and 7.7% of the Company’s invested assets as of December 31, 2014 and 2013, respectively. The Company makes mortgage loans on income producing properties that are geographically diversified throughout the U.S. with the largest concentration being in California, which represented 18.7% and 23.3% of mortgage loans on real estate as of December 31, 2014 and 2013, respectively. Loan-to-value ratios at the time of loan approval are 75% or less. The distribution of mortgage loans, gross of valuation allowances, by property type is as follows as of December 31, 2014 and 2013 (dollars in thousands):

	2014		2013
	Recorded Investment	Percentage of Total	Recorded Investment	Percentage of Total
Property type:
Office building	$851,749	31.3%	$917,284	36.7%
Retail	802,466	29.6	748,731	30.0
Industrial	466,583	17.2	439,890	17.6
Apartment	376,430	13.8	289,394	11.6
Other commercial	221,481	8.1	101,487	4.1
Total	$2,718,709	100.0%	$2,496,786	100.0%
The maturities of the mortgage loans, gross of valuation allowances, as of December 31, 2014 and 2013 are as follows (dollars in thousands):

	2014	2013
Due within five years	$860,362	$987,109
Due after five years through ten years	1,165,530	984,289
Due after ten years	692,817	525,388
Total	$2,718,709	$2,496,786
Information regarding the Company’s credit quality indicators, as determined by the Company's internal evaluation methodology for its recorded investment in mortgage loans, gross of valuation allowances, as of December 31, 2014 and 2013 are as follows (dollars in thousands):

Internal credit quality grade:	2014	2013
High investment grade	$1,326,199	$1,437,244
Investment grade	1,235,046	827,993
Average	118,152	155,914
Watch list	22,285	49,404
In or near default	17,027	26,231
Total	$2,718,709	$2,496,786
None of the payments due to the Company on its recorded investment in mortgage loans were delinquent as of December 31, 2014 and 2013.
The following table presents the recorded investment in mortgage loans, by method of measuring impairment, and the related valuation allowances, as of December 31, 2014 and 2013 (dollars in thousands):

	2014	2013
Mortgage loans:
Individually measured for impairment	$17,027	$37,841
Collectively measured for impairment	2,701,682	2,458,945
Mortgage loans, gross of valuation allowances	2,718,709	2,496,786
Valuation allowances:
Individually measured for impairment	816	3,211
Collectively measured for impairment	5,655	6,895
Total valuation allowances	6,471	10,106
Mortgage loans, net of valuation allowances	$2,712,238	$2,486,680
Information regarding the Company’s loan valuation allowances for mortgage loans as of December 31, 2014, 2013 and 2012 are as follows (dollars in thousands):

	2014	2013	2012
Balance, beginning of period	$10,106	$11,580	$11,793
Charge-offs, net of recoveries	(2,731)	(3,431)	(6,474)
Provision	(904)	1,957	6,261
Balance, end of period	$6,471	$10,106	$11,580

Information regarding the portion of the Company’s mortgage loans that were impaired as of December 31, 2014 and 2013 is as follows (dollars in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Carrying Value
December 31, 2014:
Impaired mortgage loans with no valuation allowance recorded	$7,314	$6,711	$—	$6,711
Impaired mortgage loans with valuation allowance recorded	10,279	10,316	816	9,500
Total impaired mortgage loans	$17,593	$17,027	$816	$16,211
December 31, 2013:
Impaired mortgage loans with no valuation allowance recorded	$21,698	$21,100	$—	$21,100
Impaired mortgage loans with valuation allowance recorded	16,772	16,741	3,211	13,530
Total impaired mortgage loans	$38,470	$37,841	$3,211	$34,630
The Company’s average investment balance of impaired mortgage loans and the related interest income are reflected in the table below for the years ended December 31, 2014, 2013 and 2012 (dollars in thousands):

	2014		2013		2012
	Average Investment(1)	Interest Income	Average Investment(1)	Interest Income	Average Investment(1)	Interest Income
Impaired mortgage loans with no valuation allowance recorded	$13,227	$647	$15,023	$852	$15,549	$1,244
Impaired mortgage loans with valuation allowance recorded	13,827	637	22,818	951	34,434	425
Total	$27,054	$1,284	$37,841	$1,803	$49,983	$1,669

(1)	Average recorded investment represents the average loan balances as of the beginning of period and all subsequent quarterly end of period balances.
The Company did not acquire any impaired mortgage loans during the years ended December 31, 2014 and 2013. The Company had no mortgage loans that were on a nonaccrual status at December 31, 2014 and 2013.
Policy Loans
Policy loans comprised approximately 3.5% and 3.8% of the Company’s invested assets as of December 31, 2014 and 2013, respectively, substantially all of which are associated with one client. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due to the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. As policy loans represent premature distributions of policy liabilities, they have the effect of reducing future disintermediation risk. In addition, the Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.
Funds Withheld at Interest
Funds withheld at interest comprised approximately 16.1% and 17.8% of the Company’s invested assets as of December 31, 2014 and 2013, respectively. Of the $5.9 billion funds withheld at interest balance, net of embedded derivatives, as of December 31, 2014, $4.2 billion of the balance is associated with one client. For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance funds withheld basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company and are reflected as funds withheld at interest on the Company’s consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances with amounts owed to the Company from the ceding company.

Other Invested Assets
Other invested assets include equity securities, limited partnership interests, joint ventures (other than operating joint ventures), structured loans, derivative contracts, FVO contractholder-directed unit-linked investments, Federal Home Loan Bank of Des Moines ("FHLB") common stock (included in other), real estate held-for-investment (included in other) and equity release mortgages (included in other). The fair value option was elected for contractholder-directed investments supporting unit-linked variable annuity type liabilities which do not qualify for presentation and reporting as separate accounts. Other invested assets represented approximately 3.3% and 4.1% of the Company’s invested assets as of December 31, 2014 and 2013, respectively. Carrying values of these assets as of December 31, 2014 and 2013 are as follows (dollars in thousands):

	2014	2013
Equity securities	$126,860	$405,731
Limited partnerships and real estate joint ventures	446,604	411,456
Structured loans	164,309	223,549
Derivatives	216,966	75,227
FVO contractholder-directed unit-linked investments	140,344	138,892
Other	103,236	70,105
Total other invested assets	$1,198,319	$1,324,960
Note 5   DERIVATIVE INSTRUMENTS
Derivatives, except for embedded derivatives and longevity and mortality swaps, are carried on the Company’s consolidated balance sheets in other invested assets or other liabilities, at fair value. Longevity and mortality swaps are included on the consolidated balance sheets in other assets or other liabilities, at fair value. Embedded derivative liabilities on modified coinsurance or funds withheld arrangements are included on the consolidated balance sheets with the host contract in funds withheld at interest, at fair value. Embedded derivative liabilities on indexed annuity and variable annuity products are included on the consolidated balance sheets with the host contract in interest-sensitive contract liabilities, at fair value. The following table presents the notional amounts and gross fair value of derivative instruments prior to taking into account the netting effects of master netting agreements as of December 31, 2014 and 2013 (dollars in thousands):

	December 31, 2014			December 31, 2013
	Notional	Carrying Value/Fair Value		Notional	Carrying Value/Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	$1,144,661	$93,783	$3,934	$1,592,943	$32,555	$21,873
Interest rate options	240,000	18,195	—	240,000	2,554	—
Financial futures	275,983	—	—	123,780	—	—
Foreign currency forwards	67,967	87	15,098	79,618	—	12,772
Consumer price index swaps	41,938	—	561	59,922	—	309
Credit default swaps	805,700	11,689	3,502	682,700	10,438	2,156
Equity options	555,361	35,242	—	757,352	33,902	—
Longevity swaps	450,000	7,727	—	—	—	—
Mortality swaps	50,000	—	797	—	—	—
Synthetic guaranteed investment contracts	6,500,942	—	—	4,629,859	—	—
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	—	22,094	—	—	—	176,270
Indexed annuity products	—	—	925,887	—	—	838,670
Variable annuity products	—	—	159,279	—	—	30,055
Total non-hedging derivatives	10,132,552	188,817	1,109,058	8,166,174	79,449	1,082,105
Derivatives designated as hedging instruments:
Interest rate swaps	120,000	—	18,228	49,131	—	4,606
Foreign currency swaps	676,972	70,906	—	728,674	21,903	620
Forward bond purchase commitments	196,452	1,175	14,545	—	—	—
Total hedging derivatives	993,424	72,081	32,773	777,805	21,903	5,226
Total derivatives	$11,125,976	$260,898	$1,141,831	$8,943,979	$101,352	$1,087,331
Netting Arrangements
Certain of the Company’s derivatives are subject to enforceable master netting arrangements and reported as a net asset or liability in the consolidated balance sheets. The Company nets all derivatives that are subject to such arrangements.

The Company has elected to include all derivatives, except embedded derivatives, in the tables below, irrespective of whether they are subject to an enforceable master netting arrangement or a similar agreement. See Note 4 – "Investments" for information regarding the Company’s securities borrowing, repurchase and repurchase/reverse repurchase programs. See “Embedded Derivatives” below for information regarding the Company’s bifurcated embedded derivatives.
The following table provides information relating to the Company’s derivative instruments as of December 31, 2014 and December 31, 2013 (dollars in thousands):

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash Collateral Pledged/ Received	Net Amount
December 31, 2014:
Derivative assets	$238,804	$(14,111)	$224,693	$(20,260)	$(178,141)	$26,292
Derivative liabilities	56,665	(14,111)	42,554	(47,222)	—	(4,668)
December 31, 2013:
Derivative assets	$101,352	$(26,125)	$75,227	$(11,095)	$(51,006)	$13,126
Derivative liabilities	42,336	(26,125)	16,211	(18,081)	(8,033)	(9,903)
Accounting for Derivative Instruments and Hedging Activities
The Company does not enter into derivative instruments for speculative purposes. As discussed below under “Non-qualifying Derivatives and Derivatives for Purposes Other Than Hedging,” the Company uses various derivative instruments for risk management purposes that either do not qualify or have not been qualified for hedge accounting treatment, including derivatives used to economically hedge changes in the fair value of liabilities associated with the reinsurance of variable annuities with guaranteed living benefits. As of December 31, 2014 and 2013, the Company held interest rate swaps that were designated and qualified as cash flow hedges of interest rate risk, held foreign currency swaps that were designated and qualified as hedges of a portion of its net investment in its foreign operations and had derivative instruments that were not designated as hedging instruments. In addition, as of December 31, 2014, the Company held forward bond purchase commitments that qualified as cash flow hedges. See Note 2 – “Summary of Significant Accounting Policies” for a detailed discussion of the accounting treatment for derivative instruments, including embedded derivatives. Derivative instruments are carried at fair value and generally require an insignificant amount of cash at inception of the contracts.
Cash Flow Hedges
Certain derivative instruments are designated as cash flow hedges when they meet the requirements of the general accounting principles for Derivatives and Hedging. The Company designates and accounts for certain interest rate swaps, in which the cash flows are denominated in different currencies, commonly referred to as cross-currency swaps, as cash flow hedges. In addition, the Company designates and accounts for its forward bond purchase commitments as cash flow hedges.
The following table presents the components of AOCI, before income tax, and the consolidated income statement classification where the gain or loss is recognized related to cash flow hedges for the years ended December 31, 2014, 2013 and 2012 (dollars in thousands):

Gain (Loss) Included in AOCI
Balance December 31, 2011	$(828)
Gains deferred in other comprehensive income on the effective portion of cash flow hedges	2,613
Amounts reclassified to investment income	(1,382)
Balance December 31, 2012	403
Losses deferred in other comprehensive loss on the effective portion of cash flow hedges	(3,969)
Amounts reclassified to investment income	(1,012)
Balance December 31, 2013	(4,578)
Losses deferred in other comprehensive loss on the effective portion of cash flow hedges	(25,801)
Amounts reclassified to investment income	(1,212)
Balance December 31, 2014	$(31,591)
As of December 31, 2014, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are $2.1 million. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the

Company will recognize the deferred net gains (losses) as an adjustment to investment income over the term of the investment cash flows.
The following table presents the effects of derivatives in cash flow hedging relationships on the consolidated statements of income and the consolidated statements of stockholders’ equity for the years ended December 31, 2014, 2013 and 2012 (dollars in thousands):

	Effective Portion			Ineffective Portion
Derivative Type	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified into Income from OCI	Classification of Gain (Loss) Reclassified into Net Income	Gain (Loss) Recognized in Income	Classification of Gain (Loss) Recognized in Net Income
For the year ended December 31, 2014:
Interest rate swaps	$(12,431)	$1,212	Investment Income	$19	Gains (Losses)
Forward bond purchase commitments	(13,370)	—	Investment Income	—	Gains (Losses)
Total	$(25,801)	$1,212		$19

For the year ended December 31, 2013:
Interest rate swaps	$(3,969)	$1,012	Investment Income	$6	Gains (Losses)

For the year ended December 31, 2012:
Interest rate swaps	$2,613	$1,382	Investment Income	$(41)	Gains (Losses)
All components of each derivative's gain or loss were included in the assessment of hedge effectiveness.
Hedges of Net Investments in Foreign Operations
The Company uses foreign currency swaps to hedge a portion of its net investment in certain foreign operations against adverse movements in exchange rates. The following table illustrates the Company’s net investments in foreign operations (“NIFO”) hedges for the years ended December 31, 2014, 2013 and 2012 (dollars in thousands):

	Derivative Gains (Losses) Deferred in AOCI
	For the year ended
Type of NIFO Hedge (1) (2)	2014	2013	2012
Foreign currency swaps	$51,894	$40,347	$(20,470)

(1)
There were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from accumulated other comprehensive income (loss) into investment income during the periods presented.

(2)	There was no ineffectiveness recognized for the Company’s hedges of net investments in foreign operations.
The cumulative foreign currency translation gain recorded in AOCI related to these hedges was $75.8 million and $23.9 million at December 31, 2014 and 2013, respectively. If a foreign operation was sold or substantially liquidated, the amounts in AOCI would be reclassified to the consolidated statements of income. A pro rata portion would be reclassified upon partial sale of a foreign operation.
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

A summary of the effect of non-hedging derivatives, including embedded derivatives, on the Company’s consolidated statements of income for the years ended December 31, 2014, 2013 and 2012 is as follows (dollars in thousands):

		Gain (Loss) for the Years Ended December 31,
Type of Non-hedging Derivative	Income Statement Location of Gain (Loss)	2014	2013	2012
Interest rate swaps	Investment related gains (losses), net	$94,848	$(84,398)	$16,028
Interest rate options	Investment related gains (losses), net	15,641	(11,518)	—
Financial futures	Investment related gains (losses), net	(9,550)	(11,157)	(20,245)
Foreign currency forwards	Investment related gains (losses), net	(8,691)	(13,201)	(5,644)
Consumer price index swaps	Investment related gains (losses), net	(344)	(1,942)	(267)
Credit default swaps	Investment related gains (losses), net	3,938	24,188	18,359
Equity options	Investment related gains (losses), net	(22,472)	(79,230)	(69,677)
Longevity swaps	Other revenues	8,088	—	—
Mortality swaps	Other revenues	(797)	—	—
Subtotal		80,661	(177,258)	(61,446)
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	Investment related gains (losses), net	198,365	70,177	115,009
Indexed annuity products	Policy acquisition costs and other insurance expenses	—	—	(630)
Indexed annuity products	Interest credited	(104,844)	(115,409)	(29,804)
Variable annuity products	Investment related gains (losses), net	(129,224)	142,050	104,613
Total non-hedging derivatives		$44,958	$(80,440)	$127,742
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
Forward Bond Purchase Commitments
Forward bond purchase commitments are used by the Company to hedge against the variability in the anticipated cash flows required to purchase securities. With forward bond purchase commitments, the forward price is agreed upon at the time of the contract and payment for such contract is made at the future specified settlement date of the securities.
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
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of credit default swaps sold by the Company at December 31, 2014 and 2013 (dollars in thousands):

	2014			2013
Rating Agency Designation of Referenced Credit Obligations(1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)
AAA/AA-/A+/A/A-
Single name credit default swaps	$1,498	$167,500	4.6	$614	$117,500	5.1
Credit default swaps referencing indices	—	—	—	—	—	—
Subtotal	1,498	167,500	4.6	614	117,500	5.1
BBB+/BBB/BBB-
Single name credit default swaps	168	217,200	4.9	656	142,200	4.9
Credit default swaps referencing indices	6,651	416,000	5.0	7,295	405,000	5.0
Subtotal	6,819	633,200	4.9	7,951	547,200	5.0
BB+
Single name credit default swaps	(130)	5,000	4.5	—	—	—
Credit default swaps referencing indices	—	—	—	—	—	—
Subtotal	(130)	5,000	4.5	—	—	—
Total	$8,187	$805,700	4.9	$8,565	$664,700	4.4

(1)	The rating agency designations are based on ratings from Standard and Poor’s (“S&P”).

(2)	Assumes the value of the referenced credit obligations is zero.

(3)	The weighted average years to maturity of the credit default swaps is calculated based on weighted average notional amounts.

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
Mortality Swaps
Mortality swaps are used by the Company to hedge risk from changes in mortality experience associated with its reinsurance of life insurance risk. The Company agrees with another party to exchange, at specified intervals, a proportion of a notional value determined by the difference between a predefined expected and realized claim amount on a designated index of reinsured lives, for a fixed percentage (premium) each term.
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
Embedded Derivatives
The Company has certain embedded derivatives which are required to be separated from their host contracts and reported as derivatives. Host contracts include reinsurance treaties structured on a modified coinsurance or funds withheld basis. Changes in fair values of embedded derivatives on modified coinsurance or funds withheld treaties are net of a decrease in investment related gains (losses), net of $1.6 million, $1.6 million and $62.7 million for the years ended December 31, 2014, 2013 and 2012, respectively, associated with a CVA. Additionally, the Company reinsures equity-indexed annuity and variable annuity contracts with benefits that are considered embedded derivatives, including guaranteed minimum withdrawal benefits, guaranteed minimum accumulation benefits, and guaranteed minimum income benefits. Changes in fair values of embedded derivatives on variable annuity contracts are net of an increase (decrease) in investment related gains (losses), net of $1.6 million, $(12.5) million and $16.5 million for the years ended December 31, 2014, 2013 and 2012, respectively, associated with a CVA. The changes in fair values of embedded derivatives on equity-indexed annuities described below relate to changes in the fair value associated with capital market and other related assumptions. The related gains (losses) and the effect on net income after amortization of DAC and income taxes for the years ended December 31, 2014, 2013 and 2012 are reflected in the following table (dollars in thousands):

	2014	2013	2012
Embedded derivatives in modified coinsurance or funds withheld arrangements included in investment related gains	$198,365	$70,177	$115,009
After the associated amortization of DAC and taxes, the related amounts included in net income	45,171	18,920	25,454
Embedded derivatives in variable annuity contracts included in investment related gains	(129,224)	142,050	104,613
After the associated amortization of DAC and taxes, the related amounts included in net income	27,601	70,123	6,367
Amounts related to embedded derivatives in equity-indexed annuities included in benefits and expenses	(104,844)	(115,409)	(30,434)
After the associated amortization of DAC and taxes, the related amounts included in net income	(69,963)	(106,792)	6,110
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
The Company’s credit exposure related to derivative contracts is generally limited to the fair value at the reporting date plus or minus any collateral posted or held by the Company. The Company’s credit exposure to non-investment swaps is minimal, as mortality swaps are fully collateralized by a counterparty and longevity swaps would require posting of collateral only upon the occurrence of certain agreed upon events. Information regarding the Company’s credit exposure related to its over-the-counter derivative contracts, centrally cleared derivative contracts and margin account for exchange-traded futures, excluding longevity and mortality swaps, at December 31, 2014 and 2013 are reflected in the following table (dollars in thousands):

	2014	2013
Estimated fair value of derivatives in net asset position	$175,209	$59,016
Cash provided as collateral(1)	—	8,033
Securities pledged to counterparties as collateral(2)	47,222	18,081
Cash pledged from counterparties as collateral(3)	(178,141)	(51,006)
Securities pledged from counterparties as collateral(4)	(20,260)	(11,095)
Initial margin for cleared derivatives	(16,333)	(13,350)
Net credit exposure	$7,697	$9,679
Margin account related to exchange-traded futures(5)	$7,976	$2,566

(1)	Consists of receivable from counterparty, included in other assets.

(2)	Included in other invested assets, primarily consists of U.S. Treasury securities.

(3)	Included in cash and cash equivalents, with obligation to return cash collateral recorded in other liabilities.

(4)	Consists of U.S. Treasury securities.

(5)	Included in cash and cash equivalents.
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
Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the related assets or liabilities. Level 3 assets and liabilities include those whose value is determined using market standard valuation techniques described above. When observable inputs are not available, the market standard techniques for determining the estimated fair value of certain securities that trade infrequently, and therefore have little transparency, rely on inputs that are significant to the estimated fair value and that are not observable in the market or cannot be derived principally from or corroborated by observable market data. These unobservable inputs can be based in large part on management judgment or estimation and cannot be supported by reference to market activity. Even though unobservable, management believes these inputs are based on assumptions deemed appropriate given the circumstances and consistent with what other market participants would use when pricing similar assets and liabilities. For the Company’s invested assets, this category generally includes corporate securities (primarily private placements and bank loans), asset-backed securities (including collateralized debt obligations and those with exposure to subprime mortgages), and to a lesser extent, certain residential and commercial mortgage-backed securities, among others. Prices are determined using valuation methodologies such as discounted cash flow models and other similar techniques. Non-binding broker quotes, which are utilized when pricing service information is not available, are reviewed for reasonableness based on the Company’s understanding of the market, and are generally considered Level 3. Under certain circumstances, based on its observations of transactions in active markets, the Company may conclude the prices received from independent third party pricing services or brokers are not reasonable or reflective of market activity. In those instances, the Company would apply internally developed valuation techniques to the related assets or liabilities. Additionally, the Company’s embedded derivatives, all of which are associated with reinsurance treaties, and longevity and mortality swaps are classified in Level 3 since their values include significant unobservable inputs.
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

Assets and Liabilities by Hierarchy Level
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and December 31, 2013 are summarized below (dollars in thousands):

December 31, 2014:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
Corporate securities	$14,885,583	$115,822	$13,459,334	$1,310,427
Canadian and Canadian provincial governments	3,865,265	—	3,865,265	—
Residential mortgage-backed securities	1,037,896	—	849,802	188,094
Asset-backed securities	1,069,586	—	496,626	572,960
Commercial mortgage-backed securities	1,532,591	—	1,445,845	86,746
U.S. government and agencies securities	525,851	437,129	60,193	28,529
State and political subdivision securities	426,076	—	383,365	42,711
Other foreign government, supranational and foreign government-sponsored enterprises	2,138,124	285,995	1,832,466	19,663
Total fixed maturity securities – available-for-sale	25,480,972	838,946	22,392,896	2,249,130
Funds withheld at interest – embedded derivatives	22,094	—	—	22,094
Cash equivalents	899,846	899,846	—	—
Short-term investments	45,190	21,536	23,654	—
Other invested assets:
Non-redeemable preferred stock	99,363	91,450	9	7,904
Other equity securities	27,497	27,497	—	—
Derivatives:
Interest rate swaps	84,578	—	84,578	—
Interest rate options	18,195	—	18,195	—
CPI swaps	(561)	—	(561)	—
Credit default swaps	8,606	—	8,606	—
Equity options	35,242	—	35,242	—
Foreign currency swaps	70,906	—	70,906	—
FVO contractholder-directed unit-linked investments	140,344	134,749	5,595	—
Other	6,420	6,420	—	—
Total other invested assets	490,590	260,116	222,570	7,904
Other assets - longevity swaps	7,727	—	—	7,727
Total	$26,946,419	$2,020,444	$22,639,120	$2,286,855
Liabilities:
Interest sensitive contract liabilities – embedded derivatives	$1,085,166	$—	$—	$1,085,166
Other liabilities:
Derivatives:
Interest rate swaps	12,957	—	12,957	—
Foreign currency forwards	15,011	—	15,011	—
Credit default swaps	419	—	419	—
Forward purchase commitments	13,370	—	13,370	—
Mortality swaps	797	—	—	797
Total	$1,127,720	$—	$41,757	$1,085,963

December 31, 2013:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
Corporate securities	$12,110,755	$68,934	$10,696,532	$1,345,289
Canadian and Canadian provincial governments	3,381,025	—	3,381,025	—
Residential mortgage-backed securities	989,643	—	836,138	153,505
Asset-backed securities	894,832	—	422,984	471,848
Commercial mortgage-backed securities	1,388,946	—	1,287,161	101,785
U.S. government and agencies securities	501,351	396,092	64,340	40,919
State and political subdivision securities	320,820	—	277,044	43,776
Other foreign government, supranational and foreign government-sponsored enterprises	1,886,764	304,487	1,544,280	37,997
Total fixed maturity securities – available-for-sale	21,474,136	769,513	18,509,504	2,195,119
Funds withheld at interest – embedded derivatives	(176,270)	—	—	(176,270)
Cash equivalents	371,345	371,345	—	—
Short-term investments	111,572	105,649	5,923	—
Other invested assets:
Non-redeemable preferred stock	81,854	74,220	2,672	4,962
Other equity securities	323,877	323,877	—	—
Derivatives:
Interest rate swaps	9,904	—	9,904	—
Interest rate options	2,554	—	2,554	—
CPI swaps	(309)	—	(309)	—
Credit default swaps	7,926	—	7,926	—
Equity options	33,869	—	33,869	—
Foreign currency swaps	21,283	—	21,283	—
FVO contractholder-directed unit-linked investments	138,892	132,643	6,249	—
Other	9,142	9,142	—	—
Total other invested assets	628,992	539,882	84,148	4,962
Total	$22,409,775	$1,786,389	$18,599,575	$2,023,811
Liabilities:
Interest sensitive contract liabilities – embedded derivatives	$868,725	$—	$—	$868,725
Other liabilities:
Derivatives:
Interest rate swaps	3,828	—	3,828	—
Foreign currency forwards	12,772	—	12,772	—
Credit default swaps	(356)	—	(356)	—
Equity options	(33)	—	(33)	—
Total	$884,936	$—	$16,211	$868,725
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
Embedded Derivatives – For embedded derivative liabilities associated with the underlying products in reinsurance treaties, primarily equity-indexed and variable annuity treaties, the Company utilizes a discounted cash flow model, which includes an estimate of future equity option purchases and an adjustment for a CVA. The variable annuity embedded derivative calculations are performed by third parties based on methodology and input assumptions provided by the Company. To validate the reasonableness of the resulting fair value, the Company’s internal actuaries perform reviews and analytical procedures on the results. The capital market inputs to the model, such as equity indexes, short-term equity volatility and interest rates, are generally observable. The valuation also requires certain significant inputs, which are generally not observable and accordingly, the valuation is considered Level 3 in the fair value hierarchy, see “Level 3 Measurements and Transfers” below for a description.
The fair value of embedded derivatives associated with funds withheld reinsurance treaties is determined based upon a total return swap technique with reference to the fair value of the investments held by the ceding company that support the Company’s funds withheld at interest asset with an adjustment for a CVA. The fair value of the underlying assets is generally based on market observable inputs using industry standard valuation techniques. The valuation also requires certain significant inputs, which are generally not observable and accordingly, the valuation is considered Level 3 in the fair value hierarchy, see “Level 3 Measurements and Transfers” below for a description.
Credit Valuation Adjustment – The Company uses a structural default risk model to estimate a CVA. The input assumptions are a combination of externally derived and published values (default threshold and uncertainty), market inputs (interest rate, equity price per share, debt per share, equity price volatility) and insurance industry data (Loss Given Default), adjusted for market recoverability.
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
Derivative Assets and Derivative Liabilities – All of the derivative instruments utilized by the Company, except for longevity and mortality swaps, are classified within Level 2 on the fair value hierarchy. These derivatives are principally valued using an income approach. Valuations of interest rate contracts are based on present value techniques, which utilize significant inputs that may include the swap yield curve, LIBOR basis curves, and repurchase rates. Valuations of foreign currency contracts are based on present value techniques, which utilize significant inputs that may include the swap yield curve, LIBOR basis curves, currency spot rates, and cross currency basis curves. Valuations of credit contracts, are based on present value techniques, which utilize significant inputs that may include the swap yield curve, credit curves, and recovery rates. Valuations of equity market contracts, are based on present value techniques, which utilize significant inputs that may include the swap yield curve, spot equity index levels, and dividend yield curves. Valuations of equity market contracts, option-based, are based on option pricing models, which utilize significant inputs that may include the swap yield curve, spot equity index levels, dividend yield curves, and equity volatility. The Company does not currently have derivatives, except for longevity and mortality swaps, included in Level 3 measurement.
Longevity and Mortality Swaps – The Company utilizes a discounted cash flow model to estimate the fair value of longevity and mortality swaps. The fair value of these swaps includes an accrual for premiums payable and receivable. Some inputs to the valuation model are generally observable, such as interest rates and actual population mortality experience. The valuation also requires significant inputs that are generally not observable and, accordingly, the valuation is considered Level 3 in the fair value hierarchy.
Level 3 Measurements and Transfers
As of December 31, 2014 and December 31, 2013, respectively, the Company classified approximately 8.8% and 10.2% of its fixed maturity securities in the Level 3 category. These securities primarily consist of private placement corporate securities and bank loans with inactive trading markets. Additionally, the Company has included asset-backed securities with subprime exposure and mortgage-backed securities with below investment grade ratings in the Level 3 category due to market uncertainty associated with these securities and the Company’s utilization of unobservable information from third parties for the valuation of these securities.
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
The actuarial assumptions used in the fair value of embedded derivatives which include assumptions related to lapses, withdrawals, and mortality, are based on experience studies performed by the Company in combination with available industry information and are reviewed on a periodic basis, at least annually. The significant unobservable inputs used in the fair value measurement of embedded derivatives are assumptions associated with policyholder experience and selected capital market assumptions for equity-indexed and variable annuities. The selected capital market assumptions, which include long-term implied volatilities, are projections based on short-term historical information. Changes in interest rates, equity indices, equity volatility, CVA, and actuarial assumptions regarding policyholder experience may result in significant fluctuations in the value of embedded derivatives.
Fair value measurements associated with funds withheld reinsurance treaties are generally not materially sensitive to changes in unobservable inputs associated with policyholder experience. The primary drivers of change in these fair values are related to movements of credit spreads, which are generally observable. Increases (decreases) in market credit spreads tend to decrease (increase) the fair value of embedded derivatives. Increases (decreases) in the CVA assumption tend to decrease (increase) the magnitude of the fair value of embedded derivatives.
Fair value measurements associated with variable annuity treaties are sensitive to both capital markets inputs and policyholder experience inputs. Increases (decreases) in lapse rates tend to decrease (increase) the value of the embedded derivatives associated with variable annuity treaties. Increases (decreases) in the long-term volatility assumption tend to increase (decrease) the fair value of embedded derivatives. Increases (decreases) in the CVA assumption tend to decrease (increase) the magnitude of the fair value of embedded derivatives.
The actuarial assumptions used in the fair value of longevity and mortality swaps include assumptions related to the level and volatility of mortality. The assumptions are based on studies performed by the Company in combination with available industry information and are reviewed on a periodic basis, at least annually.
The following table presents quantitative information about significant unobservable inputs used in Level 3 fair value measurements that are developed by the Company, which does not include unobservable Level 3 asset and liability measurements provided by third parties, as of December 31, 2014 and 2013 (dollars in thousands):

December 31, 2014:		Valuation	Unobservable	Range
	Fair Value	Technique(s)	Input	(Weighted Average)
Assets:
State and political subdivision securities	$4,994	Market comparable securities	Liquidity premium	1%
Corporate securities	205,392	Market comparable securities	Liquidity premium	0-2% (1%)
U.S. Government and agencies securities	28,530	Market comparable securities	Liquidity premium	0-1% (1%)
Funds withheld at interest- embedded derivatives	22,094	Total return swap	Mortality	0-100% (2%)
			Lapse	0-35% (7%)
			Withdrawal	0-5% (3%)
			CVA	0-5% (1%)
			Crediting rate	2-4% (3%)
Longevity swaps	7,727	Discounted cash flow	Mortality	0-100% (2%)
			Mortality improvement	(10%)-10% (3%)

Liabilities:
Interest sensitive contract liabilities- embedded derivatives- indexed annuities	925,887	Discounted cash flow	Mortality	0-100% (2%)
			Lapse	0-35% (7%)
			Withdrawal	0-5% (3%)
			Option budget projection	2-4% (3%)
Interest sensitive contract liabilities- embedded derivatives- variable annuities	159,279	Discounted cash flow	Mortality	0-100% (2%)
			Lapse	0-25% (8%)
			Withdrawal	0-7% (3%)
			CVA	0-5% (1%)
			Long-term volatility	0-27% (11%)
Mortality swaps	797	Discounted cash flow	Mortality	0-100% (1%)

December 31, 2013:		Valuation	Unobservable	Range
	Fair Value	Technique(s)	Input	(Weighted Average)
Assets:
State and political subdivision securities	$29,024	Market comparable securities	Liquidity premium	1%
Corporate securities	312,887	Market comparable securities	Liquidity premium	0-2% (1%)
U.S. Government and agencies securities	37,539	Market comparable securities	Liquidity premium	0-1% (1%)
Funds withheld at interest- embedded derivatives	(176,270)	Total return swap	Mortality	0-100% (2%)
			Lapse	0-35% (7%)
			Withdrawal	0-5% (3%)
			CVA	0-1% (1%)
			Crediting rate	2-4% (3%)

Liabilities:
Interest sensitive contract liabilities- embedded derivatives- indexed annuities	838,670	Discounted cash flow	Mortality	0-100% (2%)
			Lapse	0-35% (7%)
			Withdrawal	0-5% (3%)
			Option budget projection	2-4% (3%)
Interest sensitive contract liabilities- embedded derivatives- variable annuities	30,055	Discounted cash flow	Mortality	0-100% (2%)
			Lapse	0-25% (6%)
			Withdrawal	0-7% (3%)
			CVA	0-1% (1%)
			Long-term volatility	0-27% (10%)

The Company recognizes transfers of assets and liabilities into and out of levels within the fair value hierarchy at the beginning of the quarter in which the actual event or change in circumstances that caused the transfer occurs. Assets and liabilities transferred into Level 3 are due to a lack of observable market transactions and price information. Assets and liabilities are transferred out of Level 3 when circumstances change such that significant inputs can be corroborated with market observable data. This may be due to a significant increase in market activity for the asset or liability, a specific event, or one or more significant input(s) becoming observable. Transfers out of Level 3 were primarily the result of the Company using observable pricing information or a third party pricing quotation that appropriately reflects the fair value of those assets and liabilities, without the need for adjustment based on the Company’s own assumptions regarding the characteristics of specific assets and liabilities or the current liquidity in the market. In addition, certain transfers out of Level 3 were also due to increased observations of market transactions and price information for those assets and liabilities.
Transfers from Level 1 to Level 2 are due to the lack of observable market data when pricing these securities, while transfers from Level 2 to Level 1 are due to an increase in the availability of market observable data in an active market. The following tables present the transfers between Level 1 and Level 2 during the years ended December 31, 2014 and 2013 (dollars in thousands):

	2014		2013
	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1
Fixed maturity securities - available-for-sale:
Corporate securities	$6,000	$22,537	$—	$30,599
The tables below provide a summary of the changes in fair value of Level 3 assets and liabilities for the year ended December 31, 2014, as well as the portion of gains or losses included in income for the year ended December 31, 2014 attributable to unrealized gains or losses related to those assets and liabilities still held at December 31, 2014 (dollars in thousands):

For the year ended December 31, 2014:	Fixed maturity securities - available-for-sale
	Corporate securities	Residential mortgage-backed securities	Asset-backed securities	Commercial mortgage-backed securities	U.S. Government and agencies securities	State and political subdivision securities
Fair value, beginning of period	$1,345,289	$153,505	$471,848	$101,785	$40,919	$43,776
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(4,828)	(93)	7,929	1,892	(483)	39
Investment related gains (losses), net	(1,984)	(244)	2,131	103	(401)	(17)
Claims & other policy benefits	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—	—
Included in other comprehensive income	(3,100)	1,748	1,665	1,099	1,052	3,282
Purchases(1)	356,706	54,412	191,662	6,180	581	—
Sales(1)	(54,386)	(744)	(22,923)	(14,626)	—	—
Settlements(1)	(273,392)	(34,727)	(54,175)	(3,599)	(13,139)	(738)
Transfers into Level 3	13,180	15,981	11,614	5,712	—	—
Transfers out of Level 3	(67,058)	(1,744)	(36,791)	(11,800)	—	(3,631)
Fair value, end of period	$1,310,427	$188,094	$572,960	$86,746	$28,529	$42,711
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(4,686)	$(97)	$5,306	$1,949	$(480)	$39
Investment related gains (losses), net	—	—	—	—	—	—
Claims & other policy benefits	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—	—

For the year ended December 31, 2014 (continued):	Fixed maturity securities - available-for-sale
	Other foreign government, supranational and foreign government-sponsored enterprises	Funds withheld at interest-embedded derivative	Other invested assets - non- redeemable preferred stock	Other assets - longevity derivatives	Interest sensitive contract liabilities embedded derivative	Other liabilities - mortality derivatives
Fair value, beginning of period	$37,997	$(176,270)	$4,962	$—	$(868,725)	$—
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(5)	—	—	—	—	—
Investment related gains (losses), net	—	198,364	—	—	(129,224)	—
Claims & other policy benefits	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	(104,843)	—
Included in other comprehensive income	(59)	—	(96)	(361)	—	—
Other revenue	—	—	—	8,088	—	(797)
Purchases(1)	—	—	8,000	—	(56,234)	—
Sales(1)	—	—	—	—	—	—
Settlements(1)	(1,210)	—	—	—	—	—
Transfers into Level 3	9,482	—	—	—	73,860	—
Transfers out of Level 3	(26,542)	—	(4,962)	—	—	—
Fair value, end of period	$19,663	$22,094	$7,904	$7,727	$(1,085,166)	$(797)
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(5)	$—	$—	$—	$—	$—
Investment related gains (losses), net	—	—	—	—	(134,254)	—
Other revenue	—	—	—	8,088	—	(797)
Claims & other policy benefits	—	—	—	—	—	—
Interest credited	—	198,365	—	—	(178,704)	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—	—

(1)
The amount reported within purchases, sales and settlements is the purchase price (for purchases) and the sales/settlement proceeds (for sales and settlements) based upon the actual date purchased or sold/settled. Items purchased and sold/settled in the same period are excluded from the rollforward. The Company had no issuances during the period.

The tables below provide a summary of the changes in fair value of Level 3 assets and liabilities for the year ended December 31, 2013, as well as the portion of gains or losses included in income for the year ended December 31, 2013 attributable to unrealized gains or losses related to those assets and liabilities still held at December 31, 2013 (dollars in thousands).

For the year ended December 31, 2013:	Fixed maturity securities - available-for-sale
	Corporate securities	Residential mortgage-backed securities	Asset-backed securities	Commercial mortgage-backed securities	U.S. Government and agencies securities	State and political subdivision securities
Fair value, beginning of period	$1,668,563	$93,931	$232,391	$167,006	$4,538	$43,212
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(8,194)	19	6,430	1,917	(156)	36
Investment related gains (losses), net	(1,078)	(294)	(1,131)	(16,704)	(175)	(16)
Claims & other policy benefits	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—	—
Included in other comprehensive income	(44,299)	821	17,150	36,731	(639)	222
Purchases (1)	331,439	73,563	264,804	19,420	128	—
Sales (1)	(271,402)	(7,146)	(26,005)	(83,974)	—	—
Settlements (1)	(285,586)	(26,661)	(20,872)	(7,970)	(2,633)	(657)
Transfers into Level 3	33,776	24,727	9,031	4,081	44,394	979
Transfers out of Level 3	(77,930)	(5,455)	(9,950)	(18,722)	(4,538)	—
Fair value, end of period	$1,345,289	$153,505	$471,848	$101,785	$40,919	$43,776
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(7,885)	$47	$6,425	$1,741	$(156)	$36
Investment related gains (losses), net	(202)	—	—	(10,243)	—	—
Claims & other policy benefits	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—	—

For the year ended December 31, 2013 (continued):	Fixed maturity securities - available-for-sale
	Other foreign government, supranational and foreign government-sponsored enterprises	Funds withheld at interest-embedded derivative	Short-term investments	Other invested assets - non- redeemable preferred stock	Interest sensitive contract liabilities embedded derivative
Fair value, beginning of period	$28,280	$(243,177)	$22,031	$—	$(912,361)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(305)	—	(4)	—	—
Investment related gains (losses), net	—	66,907	—	—	142,050
Claims & other policy benefits	—	—	—	—	—
Interest credited	—	—	—	—	(115,409)
Policy acquisition costs and other insurance expenses	—	—	—	—	—
Included in other comprehensive income	(1,570)	—	(27)	323	—
Purchases (1)	—	—	—	—	(57,391)
Sales (1)	—	—	—	—	—
Settlements (1)	(295)	—	(22,000)	—	74,386
Transfers into Level 3	11,887	—	—	4,639	—
Transfers out of Level 3	—	—	—	—	—
Fair value, end of period	$37,997	$(176,270)	$—	$4,962	$(868,725)
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

For the year ended December 31, 2012:	Fixed maturity securities - available-for-sale
	Corporate securities	Residential mortgage-backed securities	Asset-backed securities	Commercial mortgage-backed securities	U.S. Government and agencies securities	State and political subdivision securities
Fair value, beginning of period	$974,169	$81,655	$193,492	$115,976	$—	$10,373
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(6,839)	431	1,214	2,032	(89)	14
Investment related gains (losses), net	(2,884)	(311)	(516)	(9,503)	—	(16)
Claims & other policy benefits	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—	—
Included in other comprehensive income	34,488	2,863	21,463	24,663	(12)	4,491
Purchases (1)	853,848	77,781	111,567	31,699	4,639	—
Sales (1)	(60,224)	(48,828)	(13,140)	(14,060)	—	—
Settlements (1)	(144,667)	(8,541)	(16,235)	(813)	—	(413)
Transfers into Level 3	65,283	19,632	11,832	64,116	—	37,588
Transfers out of Level 3	(44,611)	(30,751)	(77,286)	(47,104)	—	(8,825)
Fair value, end of period	$1,668,563	$93,931	$232,391	$167,006	$4,538	$43,212
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(6,852)	$295	$1,156	$2,032	$(89)	$14
Investment related gains (losses), net	(1,329)	(269)	(849)	(14,163)	—	—
Claims & other policy benefits	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—	—

	Fixed maturity securities - available-for-sale
For the year ended December 31, 2012 (continued):	Other foreign government, supranational and foreign government-sponsored enterprises	Funds withheld at interest-embedded derivative	Short-term investments	Other invested assets - other equity securities	Reinsurance ceded receivable - embedded derivative	Interest sensitive contract liabilities embedded derivative
Fair value, beginning of period	$—	$(361,456)	$—	$11,489	$4,945	$(1,028,241)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(44)	—	(11)	—	—	—
Investment related gains (losses), net	—	118,279	—	1,098	—	104,613
Claims & other policy benefits	—	—	—	—	—	770
Interest credited	—	—	—	—	—	(31,552)
Policy acquisition costs and other insurance expenses	—	—	—	—	(449)	—
Included in other comprehensive income	(139)	—	28	843	—	—
Purchases (1)	28,463	—	22,014	108	—	(63,934)
Sales (1)	—	—	—	(3,788)	—	—
Settlements (1)	—	—	—	—	(4,496)	105,983
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	(9,750)	—	—
Fair value, end of period	$28,280	$(243,177)	$22,031	$—	$—	$(912,361)
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

Nonrecurring Fair Value Measurements
The following table presents information for assets measured at estimated fair value on a nonrecurring basis during the periods presented; they are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). The estimated fair values for these assets were determined using significant unobservable inputs (Level 3).

	Carrying Value After Measurement		Net Investment Gains (Losses)
	At December 31,		Years ended December 31,
(dollars in thousands)	2014	2013	2014	2013
Mortgage loans(1)	$9,500	$10,330	$521	$710
Limited partnership interests(2)	19,282	8,952	(6,305)	(2,663)
Real estate investments(3)	—	10,508	—	(2,164)

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

Fair Value of Financial Instruments
The Company is required by general accounting principles for Fair Value Measurements and Disclosures to disclose the fair value of certain financial instruments including those that are not carried at fair value. The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments, which were not measured at fair value on a recurring basis, at December 31, 2014 and December 31, 2013 (dollars in thousands).This table excludes any payables or receivables for collateral under repurchase agreements and other transactions. The estimated fair value of the excluded amount approximates carrying value as they equal the amount of cash collateral received/paid.

		Estimated Fair	Fair Value Measurement Using:
December 31, 2014	Carrying Value	Value	Level 1	Level 2	Level 3
Assets:
Mortgage loans on real estate	$2,712,238	$2,803,942	$—	$—	$2,803,942
Policy loans	1,284,284	1,284,284	—	1,284,284	—
Funds withheld at interest(1)	5,897,202	6,367,165	—	—	6,367,165
Cash and cash equivalents(2)	745,823	745,823	745,823	—	—
Short-term investments(2)	52,504	52,504	52,504	—	—
Other invested assets(2)	465,720	518,261	4,674	35,446	478,141
Accrued investment income	261,096	261,096	—	261,096	—
Liabilities:
Interest-sensitive contract liabilities(1)	$9,623,596	$9,666,240	$—	$—	$9,666,240
Long-term debt	2,314,293	2,518,399	—	—	2,518,399
Collateral finance and securitization notes	782,701	674,984	—	—	674,984

December 31, 2013
Assets:
Mortgage loans on real estate	$2,486,680	$2,489,721	$—	$—	$2,489,721
Policy loans	1,244,469	1,244,469	—	1,244,469	—
Funds withheld at interest(1)	5,948,374	6,207,342	—	—	6,207,342
Cash and cash equivalents(2)	552,302	552,302	552,302	—	—
Short-term investments(2)	27,823	27,823	27,823	—	—
Other invested assets(2)	491,545	534,442	5,070	33,886	495,486
Accrued investment income	267,908	267,908	—	267,908	—
Liabilities:
Interest-sensitive contract liabilities(1)	$10,228,120	$9,989,514	$—	$—	$9,989,514
Long-term debt	2,214,350	2,333,023	—	—	2,333,023
Collateral finance and securitization notes	484,752	374,984	—	—	374,984

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

Other Invested Assets – This primarily includes limited partnership interests accounted for using the cost method, structured loans, FHLB common stock, cash collateral and equity release mortgages. The fair value of limited partnerships and other investments accounted for using the cost method is determined using the net asset values of the Company’s ownership interest as provided in the financial statements of the investees. The valuation of these investments is considered Level 3 in the fair value hierarchy due to the limited activity and price transparency inherent in the market for such investments. The fair value of structured loans is estimated based on a discounted cash flow analysis using discount rates applicable to each structured loan, this is considered Level 3 in the fair value hierarchy. The fair value of the Company’s common stock investment in the FHLB is considered to be the carrying value and it is considered Level 2 in the fair value hierarchy. The fair value of the Company's cash collateral is considered to be the carrying value and considered to be Level 1 in the fair value hierarchy. The fair value of the Company’s equity release mortgage loan portfolio, considered Level 3 in the fair value hierarchy, is estimated by discounting cash flows, both principal and interest, using current interest rates and credit spread adjustments derived from benchmarking against similar loans, allowing also for United Kingdom house price inflation and actuarial analyses of borrower behavior, mortality and morbidity.
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
Long-term Debt/Collateral Finance and Securitization Notes – The fair value of the Company’s long-term debt, and collateral finance and securitization notes is generally estimated by discounting future cash flows using market rates currently available for debt with similar remaining maturities and reflecting the credit risk of the Company, including inputs when available, from actively traded debt of the Company or other companies with similar credit quality. The valuation of long-term debt, and collateral finance and securitization notes is generally obtained from brokers and is considered Level 3 in the fair value hierarchy.
Note 7   REINSURANCE
The Company generally reports retrocession activity on a gross basis. Amounts paid or deemed to have been paid for reinsurance are reflected in reinsurance ceded receivables. The cost of reinsurance related to long-duration contracts is recognized over the terms of the reinsured policies on a basis consistent with the reporting of those policies.
Retrocession reinsurance treaties do not relieve the Company from its obligations to direct writing companies. Failure of retrocessionaires to honor their obligations could result in losses to the Company. Consequently, allowances would be established for amounts deemed uncollectible. At December 31, 2014 and 2013, no allowances were deemed necessary. The Company regularly evaluates the financial condition of the insurance companies from which it assumes and to which it cedes reinsurance.
In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage and coinsurance contracts. In the individual life markets, the Company retains a maximum of $8.0 million of coverage per individual life. Claims in excess of this retention amount are retroceded to retrocessionaires; however, the Company remains fully liable to the ceding company for the entire amount of risk it assumes. In certain limited situations the Company has retained more than $8.0 million per individual policy. The Company enters into agreements with other reinsurers to mitigate the residual risk related to the over-retained policies. Additionally, due to some lower face amount reinsurance coverage provided by the Company in addition to individual life, such as group life, disability and health, under certain circumstances, the Company could potentially incur net claims totaling more than $8.0 million per individual life.
Retrocessions are arranged through the Company’s retrocession pools for amounts in excess of the Company’s retention limit. As of December 31, 2014 and 2013, all rated retrocession pool participants followed by the A.M. Best Company were rated “A- (excellent)” or better. The Company verifies retrocession pool participants’ ratings on a quarterly basis. For a majority of the retrocessionaires that were not rated, security in the form of letters of credit or trust assets has been given as additional security. In addition, the Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance. In addition to its third party retrocessionaires, various RGA reinsurance subsidiaries retrocede amounts in excess of their retention to affiliated subsidiaries.

The following table presents information for the Company's ceded reinsurance receivable assets, including the respective amount and A.M. Best rating for each reinsurer representing in excess of five percent of the total as of December 31, 2014 and 2013 (dollars in thousands):

		2014		2013
Reinsurer	A.M. Best Rating	Amount	% of Total	Amount	% of Total
Reinsurer A	A+	$210,996	36.5%	$220,797	37.1%
Reinsurer B	A+	74,412	12.9	70,579	11.9
Reinsurer C	A+	45,541	7.9	43,835	7.4
Reinsurer D	A	43,818	7.6	46,420	7.8
Reinsurer E	A++	43,154	7.5	39,884	6.7
Other reinsurers		160,285	27.6	173,000	29.1
Total		$578,206	100.0%	$594,515	100.0%
Included in the total ceded reinsurance receivables balance were $143.0 million and $134.1 million of claims recoverable, of which $10.9 million and $4.2 million were in excess of 90 days past due, as of December 31, 2014 and 2013, respectively.
The effect of reinsurance on net premiums is as follows (dollars in thousands):

Years ended December 31,	2014	2013	2012
Direct	$19,365	$5,224	$3,784
Reinsurance assumed	9,098,378	8,568,222	8,228,811
Reinsurance ceded	(447,889)	(319,419)	(325,999)
Net premiums	$8,669,854	$8,254,027	$7,906,596
The effect of reinsurance on claims and other policy benefits as follows (dollars in thousands):

Years ended December 31,	2014	2013	2012
Direct	$32,564	$8,078	$3,694
Reinsurance assumed	7,805,984	7,515,524	6,912,942
Reinsurance ceded	(431,907)	(219,270)	(250,637)
Net claims and other policy benefits	$7,406,641	$7,304,332	$6,665,999
The effect of reinsurance on life insurance in force is shown in the following schedule (dollars in millions):

	Direct	Assumed	Ceded	Net	Assumed/Net %
December 31, 2014	$78	$2,943,517	$230,544	$2,713,051	108.5%
December 31, 2013	77	2,889,804	36,830	2,853,051	101.3
December 31, 2012	76	2,927,573	38,048	2,889,601	101.3
At December 31, 2014 and 2013, respectively, the Company provided approximately $8.2 billion and $6.8 billion of financial reinsurance, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures, to other insurance companies under financial reinsurance transactions to assist ceding companies in meeting applicable regulatory requirements. Generally, such financial reinsurance is provided by the Company committing cash or assuming insurance liabilities, which are collateralized by future profits on the reinsured business. The Company earns a fee based on the amount of net outstanding financial reinsurance.
Reinsurance agreements, whether facultative or automatic, may provide for recapture rights on the part of the ceding company. Recapture rights permit the ceding company to reassume all or a portion of the risk formerly ceded to the reinsurer after an agreed-upon period of time, generally 10 years, or in some cases due to changes in the financial condition or ratings of the reinsurer. Recapture of business previously ceded does not affect premiums ceded prior to the recapture of such business, but would reduce premiums in subsequent periods. Additionally, some treaties give the ceding company the right to request the Company to place assets in trust for their benefit to support their reserve credits, in the event of a downgrade of the Company’s ratings to specified levels, generally non-investment grade levels, or if minimum levels of financial condition are not maintained. As of December 31, 2014 and 2013, these treaties had approximately$1,558.3 million and $1,552.3 million, respectively, in statutory reserves. Assets placed in trust continue to be owned by the Company, but their use is restricted based on the terms of the trust agreement. Securities with an amortized cost of $1,633.6 million and $2,124.7 million were held in trust to satisfy collateral requirements for reinsurance business for the benefit of certain RGA subsidiaries at December 31, 2014 and 2013, respectively. In addition, the Company’s collateral financing operations have asset in trust requirements. See Note 14 – “Collateral Finance and Securitization Notes” for

additional information. Securities with an amortized cost of $10,197.5 million and $7,842.9 million, as of December 31, 2014 and 2013, respectively, were held in trust to satisfy collateral requirements under certain third-party reinsurance treaties. Under certain conditions, RGA may be obligated to move reinsurance from one RGA subsidiary company to another or make payments under the treaty. These conditions include change in control or ratings of the subsidiary, insolvency, nonperformance under a treaty, or loss of reinsurance license of such subsidiary.
Note 8   DEFERRED POLICY ACQUISITION COSTS
The following reflects the amounts of policy acquisition costs deferred and amortized (dollars in thousands):

As of December 31,	2014	2013
Deferred policy acquisition costs:
Assumed	$3,391,291	$3,573,054
Retroceded	(48,716)	(55,258)
Net	$3,342,575	$3,517,796

Years ended December 31,	2014	2013	2012
Balance, beginning of year	$3,517,796	$3,619,274	$3,543,925
Capitalized
Assumed	885,944	862,767	1,081,599
Retroceded	(8,335)	(8,604)	(11,814)
Amortized (including interest):
Assumed	(882,498)	(826,539)	(975,844)
Allocated to change in value of embedded derivatives	(111,744)	(98,141)	(42,183)
Retroceded	14,877	11,877	14,970
Attributed to unrealized investment gains (losses)	(4,480)	16,181	(14,938)
Foreign currency changes	(68,985)	(59,019)	23,559
Balance, end of year	$3,342,575	$3,517,796	$3,619,274
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
Note 9   INCOME TAX
Pre-tax income for the years ended December 31, 2014, 2013 and 2012 consists of the following (dollars in thousands):

	2014	2013	2012
Pre-tax income - U.S.	$768,857	$473,223	$644,219
Pre-tax income - foreign	239,676	162,031	275,004
Total pre-tax income	$1,008,533	$635,254	$919,223
The provision for income tax expense for the years ended December 31, 2014, 2013 and 2012 consists of the following (dollars in thousands):

	2014	2013	2012
Current income tax expense (benefit):
U.S.	$18,495	$(48,831)	$52,378
Foreign	135,260	34,470	36,840
Total current	153,755	(14,361)	89,218
Deferred income tax expense (benefit):
U.S.	242,694	226,771	183,929
Foreign	(71,963)	4,007	14,183
Total deferred	170,731	230,778	198,112
Total provision for income taxes	$324,486	$216,417	$287,330

Provision for income tax expense differed from the amounts computed by applying the U.S. federal income tax statutory rate of 35% to pre-tax income as a result of the following for the years ended December 31, 2014, 2013 and 2012 (dollars in thousands):

	2014	2013	2012
Tax provision at U.S. statutory rate	$352,987	$222,339	$321,728
Increase (decrease) in income taxes resulting from:
Foreign tax rate differing from U.S. tax rate	(12,483)	(8,032)	(14,705)
Differences in tax basis in foreign jurisdictions	(8,256)	(26,484)	(21,086)
Deferred tax valuation allowance	2,076	26,507	635
Amounts related to tax audit contingencies	(9,083)	9,034	2,260
Corporate rate changes - Canada	—	(414)	1,374
Corporate rate changes - other	280	(1,184)	(1,070)
Subpart F	6,132	8,255	13,571
Foreign tax credits	(1,045)	(1,786)	(7,808)
Return to provision adjustments	(8,123)	(12,465)	(7,351)
Other, net	2,001	647	(218)
Total provision for income taxes	$324,486	$216,417	$287,330
Effective tax rate	32.2%	34.1%	31.3%
The 2014 results benefited from the release of liabilities established for uncertain tax positions due to the closure with the U.S. Internal Revenue Service of tax returns for a recent five-year period. As a result of that release and other adjustments, the tax provision for the period was reduced and the accrued interest liability was reversed.
Total income taxes for the years ended December 31, 2014, 2013 and 2012 were as follows (dollars in thousands):

	2014	2013	2012
Provision for income taxes	$324,486	$216,417	$287,330
Income tax from OCI and additional paid-in-capital:
Net unrealized holding gain (loss) on debt and equity securities recognized for financial reporting purposes	348,697	(467,454)	246,682
Exercise of stock options	3,011	(3,125)	(2,902)
Foreign currency translation	22,998	12,330	(921)
Unrealized pension and post retirement	(14,770)	7,640	(2,779)
Total income taxes provided	$684,422	$(234,192)	$527,410
The tax effects of temporary differences that give rise to significant portions of the deferred income tax asset and liabilities at December 31, 2014 and 2013, are presented in the following tables (dollars in thousands):

	2014	2013
Deferred income tax assets:
Nondeductible accruals	$118,389	$106,587
Differences between tax and financial reporting amounts concerning certain reinsurance transactions	64,445	59,942
Differences in the tax basis of cash and invested assets	—	2,106
Investment income differences	56,176	108,462
Deferred acquisition costs capitalized for tax	92,832	90,187
Net operating loss carryforward	170,965	252,192
Capital loss and tax credit carryforwards	26,365	2,356
Subtotal	529,172	621,832
Valuation allowance	(112,005)	(102,228)
Total deferred income tax assets	417,167	519,604
Deferred income tax liabilities:
Deferred acquisition costs capitalized for financial reporting	961,170	1,066,351
Differences between tax and financial reporting amounts concerning certain reinsurance transactions	1,044,097	906,197
Differences in the tax basis of cash and invested assets	667,601	310,332
Investment income differences	8,187	12,959
Differences in foreign currency translation	64,115	19,704
Total deferred income tax liabilities	2,745,170	2,315,543
Net deferred income tax liabilities	$2,328,003	$1,795,939
Balance sheet presentation of net deferred income tax liabilities:
Included in other assets	$37,814	$41,638
Included in deferred income taxes	2,365,817	1,837,577
Net deferred income tax liabilities	$2,328,003	$1,795,939

As of December 31, 2014, a valuation allowance for deferred tax assets of approximately $112.0 million was provided on the total deferred tax assets. The valuation allowance is primarily related to numerous branches and legal entities for which there is no history of earnings in recent years. Further there is a partial valuation allowance on RGA Reinsurance Company of South Africa, Limited and RGA Reinsurance Company of Australia Limited (“RGA Australia”) net operating losses, RGA International Reinsurance Company Limited’s foreign tax credit and RGA's deferred tax asset related to share expense for foreign entities. As of December 31, 2013, a valuation allowance for deferred tax assets of approximately $102.2 million was provided on the total deferred tax assets. The valuation allowance is primarily related to numerous branches and legal entities for which there is no history of earnings in recent years. Further there is a partial valuation allowance on a portion of RGA Australia's deferred tax asset and on RGA's deferred tax asset related to share expense for foreign entities. The Company utilizes valuation allowances when it believes, based on the weight of the available evidence, that it is more likely than not that the deferred income tax asset will not be realized.
The earnings of substantially all of the Company’s foreign subsidiaries have been permanently reinvested in foreign operations. A provision of $4.2 million has been made for U.S. taxes on repatriation. No other provision has been made for U.S. tax or foreign withholding taxes that may be applicable upon any repatriation or sale. The determination of the unrecognized deferred tax liability for temporary differences related to investments in the Company’s foreign subsidiaries is not practicable. At December 31, 2014 and 2013, the financial reporting basis in excess of the tax basis for which no deferred taxes have been recognized was approximately $1,115.2 million and $1,154.4 million, respectively.
During 2014, 2013 and 2012, the Company received federal and foreign income tax refunds of approximately $9.3 million, $2.6 million and $16.2 million, respectively. The Company made cash income tax payments of approximately $79.6 million, $113.4 million and $113.2 million in 2014, 2013 and 2012, respectively. At December 31, 2014 and 2013, the Company recognized gross deferred tax assets associated with net operating losses of approximately $647.0 million and $916.4 million, respectively, $19.1 million of which will begin to expire in 2025. The remaining net operating losses have either a valuation allowance or indefinite carryforward periods. However, these net operating losses, other than the net operating losses for which there is a valuation allowance, are expected to be utilized in the normal course of business during the period allowed for carryforwards and in any event, are not expected to be lost, due to the application of tax planning strategies that the Company would utilize.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is under continuous examination by the Internal Revenue Service and is subject to audit by taxing authorities in other foreign jurisdictions in which the Company has significant business operations. The income tax years under examination vary by jurisdiction. With a few exceptions, the Company is no longer subject to U.S. federal, state and foreign income tax examinations by tax authorities for years prior to 2011.
As of December 31, 2014, the Company’s total amount of unrecognized tax benefits was $274.7 million and the total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, was $30.8 million. Management believes there will be no material impact to the Company’s effective tax rate related to unrecognized tax benefits over the next 12 months.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2014, 2013 and 2012, is as follows (dollars in thousands):

	Total Unrecognized Tax Benefits
	2014	2013	2012
Beginning balance, January 1	$279,801	$245,636	$194,260
Additions for tax positions of prior years	17,431	41,228	47,438
Reductions for tax positions of prior years	(26,001)	(10,401)	—
Additions for tax positions of current year	3,430	3,338	3,938
Ending balance, December 31	$274,661	$279,801	$245,636
The Company recognized interest expense (benefit) associated with uncertain tax positions in 2014, 2013 and 2012 of $(36.6) million, $7.6 million and $9.9 million, respectively. As of December 31, 2014 and 2013, the Company had $20.7 million and $57.3 million, respectively, of accrued interest related to unrecognized tax benefits.
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
The Company also provides certain health care and life insurance benefits for retired employees. The health care benefits are provided through a self-insured welfare benefit plan. Employees become eligible for these benefits if they meet minimum age and service requirements. The retiree’s cost for health care benefits varies depending upon the credited years of service. The Company recorded benefits expense of approximately $5.4 million, $4.1 million, and $3.6 million in 2014, 2013 and 2012, respectively that are related to these postretirement plans. Virtually all retirees, or their beneficiaries, contribute a portion of the total cost of postretirement health benefits. Prepaid benefit costs and accrued benefit liabilities are included in other assets and other liabilities, respectively, in the Company’s consolidated balance sheets.
A December 31 measurement date is used for all of the defined benefit and postretirement plans. The status of these plans as of December 31, 2014 and 2013 is summarized below (dollars in thousands):

	December 31,
	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$111,195	$112,759	$30,759	$33,953
Service cost	8,121	8,023	2,354	1,881
Interest Cost	4,972	4,072	1,962	1,353
Participant contributions	—	—	174	128
Actuarial (gains) losses	18,930	(8,957)	25,354	(5,949)
Benefits paid	(3,044)	(3,347)	(821)	(607)
Foreign currency rate change effect	(1,978)	(1,355)	—	—
Benefit obligation at end of year	$138,196	$111,195	$59,782	$30,759

	December 31,
	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Change in plan assets:
Fair value of plan assets at beginning of year	$59,559	$49,516	$—	$—
Actual return on plan assets	2,489	6,027	—	—
Employer contributions	7,753	7,363	647	479
Participant contributions	—	—	174	128
Benefits paid and expenses	(3,044)	(3,347)	(821)	(607)
Fair value of plan assets at end of year	$66,757	$59,559	$—	$—
Funded status at end of year	$(71,439)	$(51,636)	$(59,782)	$(30,759)

	December 31,
	Qualified Plans		Non-Qualified Plans(1)		Total
	2014	2013	2014	2013	2014	2013
Aggregate fair value of plan assets	$66,757	$59,559	$—	$—	$66,757	$59,559
Aggregate projected benefit obligations	80,104	63,502	58,092	47,693	138,196	111,195
Under funded	$(13,347)	$(3,943)	$(58,092)	$(47,693)	$(71,439)	$(51,636)

(1)	For non-qualified plans, there are no required funding levels.

	December 31,
	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$41,238	$22,507	$32,949	$8,655
Net prior service cost	1,496	1,981	—	—
Total	$42,734	$24,488	$32,949	$8,655
The following table presents information for qualified and non-qualified pension plans with a projected benefit obligation in excess of plan assets as of December 31, 2014 and 2013 (dollars in thousands):

	2014	2013
Projected benefit obligation	$138,196	$111,195
Fair value of plan assets	66,757	59,559

The accumulated benefit obligations for all defined benefit pension plans were $135.9 million and $107.7 million at December 31, 2014 and 2013, respectively. The following table presents information for pension plans with an accumulated benefit obligation in excess of plan assets as of December 31, 2014 and 2013 (dollars in thousands):

	2014	2013
Accumulated benefit obligation	$135,850	$107,722
Fair value of plan assets	66,757	59,559
The components of net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income were as follows (dollars in thousands):

	Pension Benefits			Other Benefits
	2014	2013	2012	2014	2013	2012
Net periodic benefit cost:
Service cost	$8,121	$8,023	$7,531	$2,354	$1,881	$1,641
Interest cost	4,972	4,072	4,072	1,962	1,353	1,246
Expected return on plan assets	(4,471)	(3,734)	(3,066)	—	—	—
Amortization of prior actuarial losses	1,755	3,270	3,439	1,060	868	743
Amortization of prior service cost	333	373	376	—	—	—
Settlements	—	—	841	—	—	—
Net periodic benefit cost	10,710	12,004	13,193	5,376	4,102	3,630
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial (gains) losses	20,912	(11,250)	10,888	25,354	(5,949)	2,341
Prior service cost	—	—	—	—	—	—
Amortization of actuarial (gains) losses	(1,755)	(3,270)	(3,439)	(1,060)	(868)	(743)
Amortization of prior service cost (credit)	(333)	(373)	(376)	—	—	—
Settlements	—	—	(841)	—	—	—
Foreign exchange translations and other adjustments	(578)	(439)	219	—	—	—
Total recognized in other comprehensive income	18,246	(15,332)	6,451	24,294	(6,817)	1,598
Total recognized in net periodic benefit cost and other comprehensive income	$28,956	$(3,328)	$19,644	$29,670	$(2,715)	$5,228
The Company expects to contribute to the plans $13.1 million in pension benefits and $4.3 million in other benefits during 2015.
The following benefit payments, which reflect expected future service as appropriate, are expected to be paid (dollars in thousands):

	Pension Benefits	Other Benefits
2015	$6,423	$567
2016	9,897	703
2017	7,828	814
2018	7,979	970
2019	9,509	1,104
2020-2024	50,896	7,720
The estimated net loss and prior service cost for the defined benefit pension plans and post-retirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $3.8 million and $2.2 million, respectively.
Assumptions
Weighted average assumptions used to determine the accumulated benefit obligation and net benefit cost or income for the year ended December 31:

	Pension Benefits			Other Benefits
	2014	2013	2012	2014	2013	2012
Discount rate used to determine benefit obligation	3.90%	4.45%	3.80%	4.05%	5.05%	4.15%
Discount rate used to determine net benefit cost or income	4.30%	3.83%	4.12%	5.05%	4.15%	4.50%
Expected long-term rate of return on plan assets	7.35%	7.35%	7.75%	—%	—%	—%
Rate of compensation increases	4.08%	4.21%	4.20%	—%	—%	—%

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
The assumed health care cost trend rates used in measuring the accumulated non-pension post-retirement benefit obligation were as follows:

	December 31,
	2014	2013
Pre-Medicare eligible claims	8% down to 5% in 2018	9% down to 5% in 2017
Medicare eligible claims	8% down to 5% in 2018	9% down to 5% in 2017
Assumed health care cost trend rates may have a significant effect on the amounts reported for health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects (dollars in thousands):

	One Percent Increase	One Percent Decrease
Effect on total of service and interest cost components	$1,232	$(881)
Effect on accumulated postretirement benefit obligation	$14,912	$(11,081)
Plan Assets
Target allocations of assets are determined with the objective of maximizing returns and minimizing volatility of net assets through adequate asset diversification and partial liability immunization. Adjustments are made to target allocations based on the Company’s assessment of the effect of economic factors and market conditions. The target allocations for plan assets are 60% equity securities and 40% debt securities as of December 31, 2014 and 2013. The Company’s plan assets are primarily invested in mutual funds. The mutual funds include holdings of S&P 500 securities, large-cap securities, mid-cap securities, small-cap securities, international securities, corporate debt securities, U.S. and other government securities, mortgage-related securities and cash.
Equity and debt securities are exposed to various risks, such as interest rate risk, credit risk, and overall market volatility. Due to the level of risk associated with certain investment securities, changes in the values of investment securities will occur and any change would affect the amounts reported in the financial statements.
The fair values of the Company’s pension plan assets as of December 31, 2014 and 2013 are summarized below (dollars in thousands):

	December 31, 2014
		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
Mutual Funds(1)	$66,675	$66,675	$—	$—
Cash	82	82	—	—
Total	$66,757	$66,757	$—	$—

(1)	Mutual funds were invested 32% in U.S. equity funds, 30% in U.S. fixed income funds, 22% in non-U.S. equity funds and 16% in other.

	December 31, 2013
		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
Mutual Funds(2)	$59,485	$59,485	$—	$—
Cash	74	74	—	—
Total	$59,559	$59,559	$—	$—

(2)	Mutual funds were invested 33% in U.S. equity funds, 26% in U.S. fixed income funds, 25% in non-U.S. equity funds and 16% in other.
As of December 31, 2014 and 2013, the Company classified all of its pension plan assets in the Level 1 category as quoted prices in active markets are available for these assets. See Note 6 – “Fair Value of Asset and Liabilities” for additional detail on the fair value hierarchy.
Savings and Investment Plans
Certain subsidiaries of RGA also sponsor saving and investment plans under which a portion of employee contributions are matched. Subsidiary contributions to these plans, were $7.8 million, $7.3 million and $6.4 million in 2014, 2013 and 2012, respectively.

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
Statutory net income, and capital and surplus of the Company’s insurance subsidiaries, determined in accordance with statutory accounting practices prescribed by the applicable state insurance department or local regulatory authority are as follows (dollars in thousands):

	Statutory Capital & Surplus		Statutory Net Income (Loss)
	2014	2013	2014	2013	2012
RGA Reinsurance (U.S.)	$1,528,301	$1,550,070	$17,085	$115,814	$3,497
RCM (U.S.)	1,625,276	1,633,356	126,326	109,084	58,549
RGA Life Reinsurance Company of Canada	915,130	767,108	225,083	89,428	95,861
RGA Barbados	690,392	716,115	39,236	70,940	81,942
RGA Australia	373,606	403,584	901	(70,404)	37,180
RGA Atlantic Reinsurance Company Ltd.	435,408	379,891	113,055	(27,137)	91,898
RGA Americas [1]	2,787,552	2,246,496	236,215	147,363	258,257
Other reinsurance subsidiaries	1,600,197	1,003,215	(663,869)	253,364	(428,049)

(1)
RGA Life Reinsurance Company of Canada and RGA Atlantic Reinsurance Company Ltd. were contributed to RGA Americas in 2014 as part of its designation as a certified reinsurer. All prior periods have been adjusted to reflect that change.

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
The licensing orders of the Company’s special purpose companies stipulate a minimum amount of capital required based on the purpose of the entity and the underlying business. These companies are subject to enhanced oversight by the regulator which includes filing detailed plans of operations before commencing operations or making material changes to existing agreements or entering into new agreements. Each of the Company’s Special Purpose Life Reinsurance Captives (“SPLRC”) exceeded the minimum capital requirements for all periods presented herein.
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

A reconciliation of the Company’s surplus between NAIC SAP and practices prescribed by the state of domicile is shown below (dollars in thousands):

	December 31,
	2014	2013
Prescribed practice – surplus note	$515,399	$343,780
Prescribed practice – letters of credit	(642,200)	(436,200)
Surplus (deficit) – NAIC SAP	$(126,801)	$(92,420)
RCM, RGA Reinsurance and Chesterfield Re are subject to Missouri statutory provisions that restrict the payment of dividends. They may not pay dividends in any 12-month period in excess of the greater of the prior year’s statutory net gain from operations or 10% of statutory capital and surplus at the preceding year-end, without regulatory approval. The applicable statutory provisions only permit an insurer to pay a shareholder dividend from unassigned surplus. As of January 1, 2015, RGA Reinsurance could pay maximum dividends, without prior approval, of approximately $152.8 million. Any dividends paid by RGA Reinsurance would be paid to RCM, its parent company, which in turn has restrictions related to its ability to pay dividends to RGA. Chesterfield Re would pay dividends to its immediate parent Chesterfield Financial Holdings LLC, ("Chesterfield Financial"), which would in turn pay dividends to RCM, subject to the terms of the indenture for the embedded value securitization transaction, in which Chesterfield Financial cannot declare or pay any dividends so long as any private placement notes are outstanding. The Missouri Department of Insurance, Financial Institution and Professional Registration, allows RCM to pay a dividend to RGA to the extent RCM received the dividend from RGA Reinsurance, without limitation related to the level of unassigned surplus. Dividend payments from other subsidiaries are subject to regulations in the jurisdiction of domicile, which are generally based on their earnings and/or capital level. In addition, the earnings of substantially all of the Company’s foreign subsidiaries have been indefinitely reinvested in foreign operations.
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
Note 12    COMMITMENTS, CONTINGENCIES AND GUARANTEES
Commitments
Funding of Investments
The Company's commitments to fund investments as of December 31, 2014 and 2013 are presented in the following table (dollars in thousands):

	December 31, 2014	December 31, 2013
Limited partnerships	$254,314	$239,453
Commercial mortgage loans	33,850	4,600
Private placements	—	22,000
Bank loans and revolving credit agreements	52,859	36,952
Equity release mortgages	8,549	—
The Company anticipates that the majority of its current commitments will be invested over the next five years; however, these commitments could become due any time at the request of the counterparties. Investments in limited partnerships and private placements are carried at cost or reported using the equity method and included in other invested assets in the consolidated balance sheets. Bank loans are carried at fair value and included in fixed maturities available-for-sale. Equity release mortgages are carried at unpaid principal balances, net of any amortized premium or discount and valuation allowance and included in other invested assets.
Letters of Credit
The Company has obtained bank letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions. At December 31, 2014 and 2013, there were approximately $176.5 million and $210.3 million, respectively, of undrawn outstanding bank letters of credit in favor of third parties. Additionally, the Company utilizes letters of credit primarily to secure reserve credits when it retrocedes business to its affiliated subsidiaries. The Company cedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions such as the U.S. and the United Kingdom. As of December 31, 2014 and 2013, $1,035.0 million and $995.5 million, respectively, in undrawn letters of credit from various banks were outstanding, primarily backing reinsurance between the various subsidiaries of the Company. The banks providing letters of credit to the Company are included on the NAIC list of approved banks.
The Company maintains eight credit facilities, a syndicated revolving credit facility with a capacity of $850.0 million and seven letter of credit facilities with a combined capacity of $836.5 million. The Company may borrow cash and obtain letters of credit in multiple currencies under its syndicated revolving credit facility. The following table provides additional information on the Company’s existing credit facilities as of December 31, 2014 and 2013 (dollars in thousands):

		Amount Utilized(1) December 31,
Facility Capacity	Maturity Date	2014	2013	Basis of Fees
$850,000	December 2019	$204,774	$67,561 (3)	Senior unsecured long-term debt rating
120,000	May 2016	80,040	85,050	Fixed
270,000	November 2017	270,000	270,000	Fixed
100,000	June 2017	81,747	89,433	Fixed
74,623 (2)	November 2015	74,623	58,351	Fixed
80,961 (2)	March 2019	80,961	132,534	Fixed
150,000	June 2016	130,000	—	Fixed
40,875 (2)	May 2016	28,612	—	Fixed

(1)	Represents issued but undrawn letters of credit. There was no cash borrowed for the periods presented.

(2)	Foreign currency facility, amounts presented are in U.S. dollars.

(3)	2013 represents amount under expired syndicated credit facility.
Fees associated with the Company’s other letters of credit are not fixed for periods in excess of one year and are based on the Company’s ratings and the general availability of these instruments in the marketplace. Total fees expensed associated with the Company’s letters of credit were $12.6 million, $9.8 million and $7.3 million for the years ended December 31, 2014, 2013 and 2012, respectively, and are included in policy acquisition costs and other insurance expenses.
Leases
The Company leases office space and furniture and equipment under non-cancelable operating lease agreements, which expire at various dates. Future minimum office space annual rentals under non-cancelable operating leases along with associated sublease income at December 31, 2014 are as follows (dollars in thousands):

	Operating Leases	Sublease Income
2015	$12,140	$706
2016	9,827	706
2017	8,647	663
2018	6,929	136
2019	4,809	—
Thereafter	18,253	—
Rent expenses amounted to approximately $19.3 million, $18.5 million and $19.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Off-Balance Sheet Arrangements
In 2013, the Company executed a series of incentive agreements with the County of St. Louis, Missouri (the “County”). Under these agreements, the Company transferred its newly constructed world headquarters to the County in exchange for taxable industrial revenue bonds (the “bonds”), in a series of bond issuances during 2013 and 2014, with a maximum amount of $150.0 million. As a result, the Company is able to reduce the cost of constructing and operating its world headquarters by reducing certain state and local tax expenditures. The Company simultaneously leased the world headquarters from the County and has an option to purchase the world headquarters for a nominal fee upon tendering the bonds back to the County. The payments due to the Company under the terms of the bonds and the amounts owed by the Company under the terms of the lease agreement qualify for the right of offset under GAAP. As such, neither the bonds nor the lease obligation is recorded on the consolidated balance sheets as an asset or liability, respectively. The world headquarters is recorded as an asset of the Company in “Other assets” on the consolidated balance sheets.

Contingencies
Litigation
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
Other
In addition, the Company indemnifies its directors and officers as provided in its charters and by-laws. Since this indemnity generally is not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under this indemnity in the future.
Guarantees
RGA has issued guarantees to third parties on behalf of its subsidiaries for the payment of amounts due under certain reinsurance treaties, securities borrowing arrangements, financing arrangements and office lease obligations, whereby if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. In limited circumstances, treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA’s subsidiary is relatively new, unrated, or not of a significant size, relative to the ceding company. Liabilities supported by the treaty guarantees, before consideration for any legally offsetting amounts due from the guaranteed party are reflected on the Company’s consolidated balance sheets in a policy related liability. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to borrowed securities provide additional security to third parties should a subsidiary fail to return the borrowed securities when due. RGA’s guarantees issued as of December 31, 2014 and 2013 are reflected in the following table (dollars in thousands):

	December 31, 2014	December 31, 2013
Treaty guarantees	$826,496	$826,947
Treaty guarantees, net of assets in trust	664,913	647,941
Borrowed securities	201,050	93,000
Financing arrangements	100,000	—
Lease obligations	6,085	8,314
Manor Reinsurance, Ltd. ("Manor Re") has obtained $300.0 million of collateral financing through 2020 from an international bank which enabled Manor Re to deposit assets in trust to support statutory reserve credit for an affiliated reinsurance transaction. The bank has recourse to RGA should Manor Re fail to make payments or otherwise not perform its obligations under this financing. At the election of the Company, this transaction will terminate in March 2015.
RGA, through wholly-owned subsidiaries, has committed to provide statutory reserve support to third-parties through 2035, in exchange for a fee, by funding loans if certain defined events occur. Such statutory reserves are required under the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX for term life insurance policies and Regulation A-XXX for universal life secondary guarantees). The third-parties have recourse to RGA should the subsidiary fail to provide the required funding, however, as of December 31, 2014, the Company does not believe that it will be required to provide any funding under these commitments as the occurrence of the defined events is considered remote. The following table presents information about these commitments (dollars in millions):

	Maximum Potential Obligation
Commitment Period	2014	2013
2026	$500.0	$500.0
2033	1,950.0	1,350.0
2034	2,000.0	—
2036	1,432.0	1,250.0

Note 13     DEBT
The Company’s long-term debt consists of the following (dollars in thousands):

	2014	2013
$400 million 6.20% Subordinated Debentures due 2042	$400,000	$400,000
$400 million 6.75% Junior Subordinated Debentures due 2065	318,732	318,729
$400 million 4.70% Senior Notes due 2023	398,684	398,533
$400 million 5.00% Senior Notes due 2021	398,583	398,362
$400 million 6.45% Senior Notes due 2019	399,669	399,602
$300 million 5.625% Senior Notes due 2017	299,397	299,124
$100 million 4.09% Promissory Note due 2039	99,228	—
Long-term Debt	$2,314,293	$2,214,350
On August 21, 2014, the Company signed a promissory note due September 1, 2039 with a face amount of $100.0 million, collateralized by the Company’s new headquarters in Chesterfield, Missouri. Principal and interest are paid monthly on the promissory note, with an interest rate of 4.09%. The liability for the note is included in long-term debt on the consolidated balance sheets.
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
On September 25, 2014 the Company entered into a new syndicated revolving credit facility with a five year term and an overall capacity of $850.0 million, replacing its existing $850.0 million syndicated revolving credit facility, which was scheduled to mature in December 2015. The Company may borrow cash and may obtain letters of credit in multiple currencies under this facility. See - Note 12 "Commitments, Contingencies and Guarantees" for information regarding the Company's credit facilities. As of December 31, 2014 and 2013, respectively, the Company had no cash borrowings outstanding and $204.8 million and $67.6 million in issued, but undrawn, letters of credit under its syndicated revolving credit agreements. As of December 31, 2014 and 2013, the average interest rate on long-term debt outstanding was 5.69% and 5.76%, respectively.
Certain of the Company’s debt agreements contain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of consolidated net worth, maximum ratios of debt to capitalization and change of control provisions. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the various agreements. Additionally, the Company’s debt agreements contain cross-default covenants, which would make outstanding borrowings immediately payable in the event of a material uncured covenant default under any of the agreements, including, but not limited to, non-payment of indebtedness when due for an amount in excess of $100.0 million, bankruptcy proceedings, or any other event which results in the acceleration of the maturity of indebtedness. As of December 31, 2014 and 2013, the Company had $2,314.3 million and $2,214.4 million, respectively, in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements.
The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, and the Company’s ability to raise additional funds. Future principal payments due on long-term debt as of December 31, 2014, were as follows (dollars in thousands):

2015	$2,178
2016	2,470
2017	302,573
2018	2,681
2019	402,792
Thereafter	1,606,337
Total	$2,319,031

Note 14     COLLATERAL FINANCE AND SECURITIZATION NOTES
Collateral Finance Notes
In June 2006, RGA’s subsidiary, Timberlake Financial L.L.C. (“Timberlake Financial”), issued $850.0 million of Series A Floating Rate Insured Notes, due June 2036, in a private placement. The notes were issued to fund the collateral requirements for statutory reserves required by Regulation XXX on specified term life insurance policies reinsured by RGA Reinsurance and retroceded to Timberlake Re. Proceeds from the notes, along with a $112.8 million direct investment by the Company, were deposited into a series of accounts that collateralize the notes and are not available to satisfy the general obligations of the Company. As of December 31, 2014 and 2013, respectively, the Company held assets in trust and in custody of $922.8 million and $913.5 million, of which $15.7 million and $20.5 million were held in a Debt Service Coverage account to cover interest payments on the notes. Interest on the notes accrues at an annual rate of 1-month LIBOR plus a base rate margin, payable monthly, and totaled $4.0 million, $5.1 million and $6.9 million in 2014, 2013 and 2012, respectively. The payment of interest and principal on the notes is insured through a financial guaranty insurance policy by a monoline insurance company, the parent company of which emerged from Chapter 11 bankruptcy in 2013. The notes represent senior, secured indebtedness of Timberlake Financial without legal recourse to RGA or its other subsidiaries.
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
The Company’s consolidated balance sheets include the assets of Timberlake Financial, a wholly-owned subsidiary, recorded as fixed maturity investments and other invested assets, which consists of restricted cash and cash equivalents, with the liability for the notes recorded as collateral finance and securitization notes. The Company’s consolidated statements of income include the investment return of Timberlake Financial as investment income and the cost of the facility is reflected in collateral finance and securitization expense.
Securitization Notes
In December 2014, RGA's subsidiary, Chesterfield Financial Holdings LLC, ("Chesterfield Financial"), issued $300.0 million of asset-backed notes due December 2034 in a private placement. The notes were issued as part of an embedded value securitization transaction covering a closed block of policies assumed by RGA Reinsurance and retroceded to Chesterfield Re. Proceeds from the notes, along with a $79.0 million direct investment by the Company, were applied by Chesterfield Financial to (i) pay certain transaction-related expenses, (ii) establish a $27.0 million Reserve Account owned by Chesterfield Financial and pledged to the indenture trustee for the benefit of the holders of the notes (primarily to cover interest payments on the notes), and (iii) to fund an initial stock purchase from and capital contribution to Chesterfield Re of $346.5 million to capitalize Chesterfield Re and to finance the payment of a $256.5 million ceding commission by Chesterfield Re to RGA Reinsurance under the retrocession agreement. Interest on the notes accrues at an annual rate of 4.50%, payable quarterly, and totaled $0.6 million in 2014. Capitalized issue costs were approximately $5.4 million. The notes represent senior, secured indebtedness of Chesterfield Financial. Limited support is provided by RGA for temporary potential liquidity events at Chesterfield Financial and for temporary potential statutory capital and surplus events at Chesterfield Re. Otherwise, there is no legal recourse to RGA or its other subsidiaries. The notes are not insured or guaranteed by any other person or entity.
Chesterfield Financial relies primarily upon dividend payments from its wholly-owned subsidiary, Chesterfield Re, a Missouri domiciled life insurance company, to make payments of interest and principal on the notes. The ability of Chesterfield Re to make dividend payments to Chesterfield Financial is contingent upon regulatory approval by the Missouri Department of Insurance, Financial Institution and Professional Registration.

Note 15     SEGMENT INFORMATION
The Company has five geographic-based or function-based operational segments: U.S. and Latin America; Canada; Europe, Middle East and Africa; Asia Pacific; and Corporate and Other. The U.S. and Latin America segment is further segmented into traditional and non-traditional businesses, with the prior years reclassified to conform to the current year presentation. The U.S. and Latin America operations provide individual life, long-term care, group life and health reinsurance, annuity and financial reinsurance products. The Canada operations provide insurers with reinsurance of individual life products as well as creditor reinsurance, group life and health reinsurance, non-guaranteed critical illness products and longevity reinsurance. Europe, Middle East and Africa operations include traditional life reinsurance and critical illness business from Europe, Middle East and Africa, in addition to other markets the Company is developing. Asia Pacific operations provide primarily traditional and group life reinsurance, critical illness and, to a lesser extent, financial reinsurance. Corporate and Other includes results from, among others, RGA Technology Partners, Inc., a wholly-owned subsidiary that develops and markets technology solutions for the insurance industry and the investment income and expense associated with the Company’s collateral finance and securitization notes. The Company measures segment performance based on income before income taxes.
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

For the years ended December 31,	2014	2013	2012
Revenues:
U.S. and Latin America
Traditional	$5,283,268	$5,115,941	$4,881,994
Non-Traditional	1,014,143	962,818	876,119
Canada	1,181,865	1,185,017	1,140,264
Europe, Middle East and Africa	1,557,847	1,305,012	1,275,074
Asia Pacific	1,756,718	1,610,626	1,557,283
Corporate and Other	110,353	138,939	110,177
Total	$10,904,194	$10,318,353	$9,840,911

For the years ended December 31,	2014	2013	2012
Income (loss) before income taxes:
U.S. and Latin America
Traditional	$351,645	$377,586	$374,353
Non-Traditional	302,944	245,649	268,315
Canada	101,700	164,318	186,971
Europe, Middle East and Africa	161,642	74,553	61,095
Asia Pacific	102,295	(226,665)	51,972
Corporate and Other	(11,693)	(187)	(23,483)
Total	$1,008,533	$635,254	$919,223
The loss before income taxes for the year ended December 31, 2013 in the Asia Pacific segment reflects an increase in Australian group claims liabilities related to total and permanent disability coverage and disability income benefits as well as poor claims experience in the Australian operation's individual lump sum and individual disability businesses.

For the years ended December 31,	2014	2013	2012
Interest expense:
Corporate and Other	$96,700	$124,307	$105,348
Total	$96,700	$124,307	$105,348

For the years ended December 31,	2014	2013	2012
Depreciation and amortization:
U.S. and Latin America
Traditional	$558,404	$564,359	$555,875
Non-Traditional	232,348	213,745	225,910
Canada	204,229	193,878	182,914
Europe, Middle East and Africa	57,291	55,003	69,002
Asia Pacific	95,172	57,104	154,776
Corporate and Other	3,644	3,490	4,040
Total	$1,151,088	$1,087,579	$1,192,517
The table above includes amortization of deferred acquisition costs, including the effect from investment related gains and losses.

For the years ended December 31,	2014	2013
Assets:
U.S. and Latin America
Traditional	$14,159,824	$13,285,423
Non-Traditional	11,572,251	11,716,908
Canada	3,996,128	4,103,730
Europe, Middle East and Africa	4,693,322	2,230,568
Asia Pacific	3,619,368	3,597,456
Corporate and Other	6,638,718	4,740,388
Total	$44,679,611	$39,674,473
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
No individual client generated 10% or more of the Company’s total gross premiums on a consolidated basis in 2014, 2013 and 2012. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.
Note 16     EQUITY BASED COMPENSATION
The Company adopted the RGA Flexible Stock Plan (the “Plan”) in February 1993, as amended, and the Flexible Stock Plan for Directors (the “Directors Plan”) in January 1997, as amended, (collectively, the “Stock Plans”). The Stock Plans provide for the award of benefits (collectively “Benefits”) of various types, including stock options, stock appreciation rights (“SARs”), restricted stock, performance shares, cash awards, and other stock-based awards, to key employees, officers, directors and others performing significant services for the benefit of the Company or its subsidiaries. As of December 31, 2014, shares authorized for the granting of Benefits under the Plan and the Directors Plan totaled 13,360,077 and 212,500 respectively. The Company uses treasury shares or shares made available from authorized but unissued shares to support the future exercise of options or settlement of awards granted under its stock plans.
Equity-based compensation expense of $24.4 million, $20.3 million, and $28.5 million related to grants or awards under the Stock Plans was recognized in 2014, 2013 and 2012, respectively. Equity-based compensation expense is principally related to the issuance of stock options, performance contingent restricted units, stock appreciation rights and restricted stock.

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

	Stock Options
	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in millions)	Performance Contingent Units
Outstanding December 31, 2013	3,351,260	$52.77		712,341
Granted	232,782	78.48		234,740
Exercised / Lapsed	(583,118)	49.35		(103,358)
Forfeited	(22,191)	58.55		(114,995)
Outstanding December 31, 2014	2,978,733	$55.41	$68.7	728,728
Options exercisable	2,281,160	$53.03	$58.1
The intrinsic value of options exercised was $17.0 million, $11.3 million, and $11.2 million for 2014, 2013 and 2012, respectively.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of 12/31/2014	Weighted-Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable as of 12/31/2014	Weighted-Average Exercise Price
$25.00 - $34.99	308,921	4.0	$32.20	308,921	$32.20
$35.00 - $44.99	—	—	—	—	—
$45.00 - $54.99	443,611	4.2	47.17	443,611	47.17
$55.00 +	2,226,201	6.7	60.27	1,528,628	58.94
Totals	2,978,733	6.0	$55.41	2,281,160	$53.03
The Black-Scholes model was used to determine the fair value recognized in the financial statements of stock options that have been granted. The Company used daily historical volatility when calculating stock option values. The benchmark rate is based on observed interest rates for instruments with maturities similar to the expected term of the stock options. Dividend yield is determined based on historical dividend distributions compared to the price of the underlying common stock as of the valuation date and held constant over the life of the stock options. The Company estimated expected life using the historical average years to exercise or cancellation. The per share weighted-average fair value of stock options granted during 2014, 2013 and 2012 was $26.76, $18.58 and $19.65 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2014-expected dividend yield of 1.53%, benchmark interest rate of 2.27%, expected life of 7.0 years, and an expected rate of volatility of the stock of 35.7% over the expected life of the options; 2013—expected dividend yield of 1.63%, benchmark interest rate of 1.36%, expected life of 6.8 years, and an expected rate of volatility of the stock of 35.4% over the expected life of the options; and 2012- expected dividend yield of 1.27%, benchmark interest rate of 1.38%, expected life of 6.7 years, and an expected rate of volatility of the stock of 37.2% over the expected life of the options.
During 2014, 2013 and 2012 the Company also issued 234,740, 261,322 and 257,679 performance contingent units (“PCUs”) to key employees at a weighted average fair value per unit of $78.48, $58.77 and $56.65, respectively. As of December 31, 2014, 232,208, 252,942 and 243,578 PCUs were outstanding from the 2014, 2013 and 2012 grants, respectively. Each PCU represents the right to receive up to two shares of Company common stock, depending on the results of certain performance measures over a three-year period. The compensation expense related to the PCUs is recognized ratably over the requisite performance period. In May 2014 and February 2013, the board approved a 0.529 and 1.513 share payout for each PCU granted in 2011 and 2010, resulting in the issuance of 103,358 and 339,483 shares of common stock from treasury, respectively.
As of December 31, 2014, the total compensation cost of non-vested awards not yet recognized in the financial statements was $25.4 million. It is estimated that these costs will vest over a weighted average period of 1.8 years.
The majority of the awards granted each year under the board approved incentive compensation package and Directors Plan are made in the first quarter of each year.

Note 17   EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share on net income (in thousands, except per share information):

	2014	2013	2012
Earnings:
Net income (numerator for basic and diluted calculations)	$684,047	$418,837	$631,893
Shares:
Weighted average outstanding shares (denominator for basic calculations)	69,248	71,917	73,737
Equivalent shares from outstanding stock options	714	544	416
Diluted shares (denominator for diluted calculations)	69,962	72,461	74,153
Earnings per share:
Basic	$9.88	$5.82	$8.57
Diluted	9.78	5.78	8.52
The calculation of common equivalent shares does not include the impact of options having a strike or conversion price that exceeds the average stock price for the earnings period, as the result would be antidilutive. The calculation of common equivalent shares also excludes the impact of outstanding performance contingent shares, as the conditions necessary for their issuance have not been satisfied as of the end of the reporting period. During 2014 and 2013, all outstanding options were included in the calculation of common equivalent shares. Approximately 1.8 million outstanding stock options were not included in the calculation of common equivalent shares during 2012. Approximately 0.5 million, 0.7 million and 0.7 million performance contingent shares were excluded from the calculation of common equivalent shares during 2014, 2013 and 2012, respectively.
Note 18   COMPREHENSIVE INCOME
The following table presents the components of the Company’s other comprehensive income (loss) for the years ended December 31, 2014, 2013 and 2012 (dollars in thousands):
For the year ended December 31, 2014:

	Before-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Foreign currency translation adjustments:
Change arising during year	$(154,132)	$(4,835)	$(158,967)
Foreign currency swap	51,894	(18,163)	33,731
Net foreign currency translation adjustments	(102,238)	(22,998)	(125,236)
Unrealized gains on investments:(1)
Unrealized net holding gains arising during the year	1,177,017	(357,024)	819,993
Less: Reclassification adjustment for net gains realized in net income	26,405	(9,242)	17,163
Net unrealized gains	1,150,612	(347,782)	802,830
Change in unrealized other-than-temporary impairments on fixed maturity securities	2,612	(914)	1,698
Unrealized pension and postretirement benefits:
Net prior service cost arising during the year	485	(159)	326
Net loss arising during the period	(43,025)	14,929	(28,096)
Unrealized pension and postretirement benefits, net	(42,540)	14,770	(27,770)
Other comprehensive income	$1,008,446	$(356,924)	$651,522

For the year ended December 31, 2013:

	Before-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Foreign currency translation adjustments:
Change arising during year	$(88,409)	$1,791	$(86,618)
Foreign currency swap	40,347	(14,121)	26,226
Net foreign currency translation adjustments	(48,062)	(12,330)	(60,392)
Unrealized losses on investments:(1)
Unrealized net holding losses arising during the year	(1,519,967)	465,740	(1,054,227)
Less: Reclassification adjustment for net gains realized in net income	9,355	(3,274)	6,081
Net unrealized losses	(1,529,322)	469,014	(1,060,308)
Change in unrealized other-than-temporary impairments on fixed maturity securities	4,456	(1,560)	2,896
Unrealized pension and postretirement benefits:
Net prior service cost arising during the year	525	(171)	354
Net gain arising during the period	21,624	(7,469)	14,155
Unrealized pension and postretirement benefits, net	22,149	(7,640)	14,509
Other comprehensive income (loss)	$(1,550,779)	$447,484	$(1,103,295)
For the year ended December 31, 2012:
	Before-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Foreign currency translation adjustments:
Change arising during year	$57,229	$(6,244)	$50,985
Foreign currency swap	(20,470)	7,165	(13,305)
Net foreign currency translation adjustments	36,759	921	37,680
Unrealized gains on investments:(1)
Unrealized net holding gains arising during the year	786,449	(275,181)	511,268
Less: Reclassification adjustment for net gains realized in net income	91,327	(31,964)	59,363
Net unrealized gains	695,122	(243,217)	451,905
Change in unrealized other-than-temporary impairments on fixed maturity securities	9,899	(3,465)	6,434
Unrealized pension and postretirement benefits:
Net prior service cost arising during the year	298	(95)	203
Net loss arising during the period	(8,347)	2,874	(5,473)
Unrealized pension and postretirement benefits, net	(8,049)	2,779	(5,270)
Other comprehensive income	$733,731	$(242,982)	$490,749

(1)	Includes cash flow hedges. See Note 5 - “Derivative Instruments” for additional information on cash flow hedges.
A summary of the components of net unrealized appreciation (depreciation) of balances carried at fair value is as follows (dollars in thousands):

For the years ended December 31,	2014	2013	2012
Change in net unrealized appreciation (depreciation) on:
Fixed maturity securities available-for-sale	$1,171,996	$(1,528,773)	$713,778
Other investments(1)	(14,292)	(12,274)	6,181
Effect on unrealized appreciation on:
Deferred policy acquisition costs	(4,480)	16,181	(14,938)
Net unrealized appreciation (depreciation)	$1,153,224	$(1,524,866)	$705,021

(1)	Includes cash flow hedges. See Note 5 - “Derivative Instruments” for additional information on cash flow hedges.

The balance of and changes in each component of AOCI were as follows (dollars in thousands):

	Accumulated Currency Translation Adjustments	Unrealized Appreciation (Depreciation) of Investments	Pension and Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2011	$229,795	$1,419,318	$(30,960)	$1,618,153
Change in foreign currency translation adjustments	37,680	—	—	37,680
Unrealized gain on investments(1)	—	451,905	—	451,905
Change in other-than-temporary impairment losses on fixed maturity securities	—	6,434	—	6,434
Changes in pension and other postretirement plan adjustments	—	—	(5,270)	(5,270)
Balance, December 31, 2012	267,475	1,877,657	(36,230)	2,108,902
Change in foreign currency translation adjustments	(60,392)	—	—	(60,392)
Unrealized loss on investments(1)	—	(1,063,377)	—	(1,063,377)
Change in other-than-temporary impairment losses on fixed maturity securities	—	2,896	—	2,896
Changes in pension and other postretirement plan adjustments	—	—	11,577	11,577
Amounts reclassified from AOCI	—	3,069	2,932	6,001
Balance, December 31, 2013	207,083	820,245	(21,721)	1,005,607
Change in foreign currency translation adjustments	(125,236)	—	—	(125,236)
Unrealized gain on investments(1)	—	827,608	—	827,608
Change in other-than-temporary impairment losses on fixed maturity securities	—	1,698	—	1,698
Changes in pension and other postretirement plan adjustments	—	—	(29,836)	(29,836)
Amounts reclassified from AOCI	—	(24,778)	2,066	(22,712)
Balance, December 31, 2014	$81,847	$1,624,773	$(49,491)	$1,657,129

(1)	Includes cash flow hedges. See Note 5 - “Derivative Instruments” for additional information on cash flow hedges.
The following table presents the amounts of AOCI reclassifications for the years ended December 31, 2014 and 2013 (dollars in thousands):

	Amount Reclassified from AOCI
Details about AOCI Components	2014	2013	Affected Line Item in Statement of Income
Unrealized gains and losses on available-for-sale securities	$26,405	$9,355	Investment related gains (losses), net
Gains and losses on cash flow hedge - interest rate swap	1,212	1,012	Investment income
Deferred policy acquisition costs attributed to unrealized gains and losses(1)	4,480	(16,181)
Total	32,097	(5,814)
Provision for income taxes	(7,319)	2,745
Net unrealized gains (losses), net of tax	$24,778	$(3,069)
Amortization of unrealized pension and postretirement benefits:
Prior service cost(2)	$(333)	$(373)
Actuarial gains/(losses)(2)	(2,815)	(4,138)
Total	(3,148)	(4,511)
Provision for income taxes	1,082	1,579
Amortization of unrealized pension and postretirement benefits, net of tax	$(2,066)	$(2,932)

Total reclassifications for the period	$22,712	$(6,001)

(1)	This AOCI component is included in the computation of the deferred policy acquisition cost. See Note 8 – “Deferred Policy Acquisition Costs” for additional details.

(2)	These AOCI components are included in the computation of the net periodic pension cost. See Note 10 – “Employee Benefit Plans” for additional details.

Note 19   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Years Ended December 31,
(in thousands, except per share data)
2014	First	Second	Third	Fourth
Total Revenues	$2,657,173	$2,833,020	$2,716,588	$2,697,413
Total benefits and expenses	2,457,733	2,532,485	2,484,773	2,420,670
Income before income taxes	199,440	300,535	231,815	276,743
Net Income	136,664	198,296	157,996	191,091
Earnings Per Share:
Basic earnings per share	$1.94	$2.87	$2.30	$2.78
Diluted earnings per share	1.92	2.84	2.28	2.75
2013	First	Second	Third	Fourth
Total Revenues	$2,601,102	$2,590,642	$2,389,815	$2,736,794
Total benefits and expenses	2,322,275	2,665,400	2,188,120	2,507,304
Income before income taxes	278,827	(74,758)	201,695	229,490
Net Income	185,535	(49,612)	137,955	144,959
Earnings Per Share:
Basic earnings per share	$2.51	$(0.69)	$1.95	$2.05
Diluted earnings per share	2.49	(0.69)	1.93	2.03
Note 20   SUBSEQUENT EVENTS
On January 22, 2015, RGA’s board of directors authorized a share repurchase program for up to $300.0 million of the RGA’s outstanding common stock. The authorization is effective immediately and does not have an expiration date. Repurchases would be made in accordance with applicable securities laws and would be made through market transactions, block trades, privately negotiated transactions or other means or a combination of these methods, with the timing and number of shares repurchased dependent on a variety of factors, including share price, corporate and regulatory requirements and market and business conditions. Repurchases may be commenced or suspended from time to time without prior notice. In connection with this new authorization, the board of directors terminated the stock repurchase authority granted in 2014.
On October 21, 2014, the Company announced the execution of agreements under which the Company will acquire all of the stock of Aurora National Life Assurance Company (“Aurora”), a wholly owned life insurance subsidiary of Swiss Re. Aurora has approximately 82,000 policies in force and statutory policyholder liabilities of $2.7 billion. The underlying business is comprised of annuities, primarily payout annuities, and interest-sensitive life products. The transaction is expected to close in the first half of 2015 subject to customary regulatory approvals.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Reinsurance Group of America, Incorporated
Chesterfield, Missouri
We have audited the accompanying consolidated balance sheets of Reinsurance Group of America, Incorporated and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Reinsurance Group of America, Incorporated and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2015, expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
St. Louis, Missouri
March 2, 2015

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
There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.
Financial management has documented and evaluated the effectiveness of the internal control of the Company as of December 31, 2014 pertaining to financial reporting in accordance with the criteria established in “Internal Control – Integrated Framework (2013)" by the Committee of Sponsoring Organizations of the Treadway Commission.
In the opinion of management, the Company maintained effective internal control over financial reporting as of December 31, 2014.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Reinsurance Group of America, Incorporated
Chesterfield, Missouri
We have audited the internal control over financial reporting of Reinsurance Group of America, Incorporated and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2014, of the Company and our report dated March 2, 2015, expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.
/s/ DELOITTE & TOUCHE LLP
St. Louis, Missouri
March 2, 2015

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
John W. Hayden, 48, is Senior Vice President, Controller.  Mr. Hayden joined the Company in March 2000 and held the position of Vice President, SEC Reporting and Investor Relations prior to his current role. Before coming to RGA, Mr. Hayden served in a finance position at General American Life Insurance Company and prior to that position, he was a senior manager at KPMG LLC, in the financial services audit practice, specializing in the insurance industry.  Mr. Hayden also serves as an officer of several RGA subsidiaries.
William L. Hutton, 55, is Executive Vice President, General Counsel and Secretary of the Company. He is responsible for legal services provided throughout the RGA enterprise. Mr. Hutton joined the Company in 2001 and held several positions in the legal function before becoming General Counsel in 2011. Prior to joining the Company, he served as counsel at General American and was in private practice with two law firms in St. Louis, Missouri. Mr. Hutton also serves as an officer of several RGA subsidiaries.
Donna H. Kinnaird, 63, is Senior Executive Vice President and Chief Operating Officer. She is responsible for RGA’s Alternative Distribution and Global Accounts, Products and Research & Development. She also has responsibility for various corporate functions such as Information Technology, Risk Management, Legal and Marketing and Communications. She is a member of RGA’s Executive Council. Before coming to RGA in 2012, Ms. Kinnaird was President of Swiss Re Life and Health America Inc. and President and Chief Executive Officer of its Reassure America Life Insurance Company. She has also held Chief Financial Officer and Chief Operating Officer roles in life insurance companies.
Todd C. Larson, 51, is Executive Vice President, Global Chief Risk Officer, Corporate Risk Management. Prior to this position, Mr. Larson held the position of Executive Vice President, Corporate Finance and Treasurer. Before joining RGA, Mr. Larson was Assistant Controller at Northwestern Mutual Life Insurance Company from 1994 through 1995 and prior to that position was an accountant for KPMG LLP from 1985 through 1993. Mr. Larson also serves as a director and officer of several RGA subsidiaries.
Jack B. Lay, 60, is Senior Executive Vice President and Chief Financial Officer. Mr. Lay is responsible for the Company’s financial and capital management as well as for its financial reporting. He is a member of RGA's Executive Council. Prior to joining the Company in 1994, Mr. Lay served as Second Vice President and Associate Controller at General American. Before joining General American in 1991, Mr. Lay was a partner in the financial services practice with the St. Louis office of KPMG LLP. Mr. Lay also serves as a director and officer of several RGA subsidiaries.
Anna Manning, 56, is Senior Executive Vice President, Global Structured Solutions and Global Acquisitions. She is a member of RGA’s Executive Council. Ms. Manning joined RGA in 2007 as Executive Vice President and Chief Operating Officer for RGA International Corporation. From 2011 to 2015, Ms. Manning served as Executive Vice President and Head of U.S. and South/Latin American Markets. Prior to joining the Company, she was a senior consultant in the Toronto office of Towers Perrin’s Tillinghast insurance consulting practice, where she provided consulting services to insurance companies in the areas of mergers and acquisitions, financial reporting, product development, and value-added performance measurements. Before joining Tillinghast, Ms. Manning was with Manulife Financial.
Alain Néemeh, 47, is Senior Executive Vice President, Global Life and Health Markets and a member of RGA’s Executive Council. From 2006 to 2014, Mr. Néemeh was President and Chief Executive Officer of RGA Life Reinsurance Company of Canada and served as Executive Vice President of Operations, and Chief Financial Officer of that entity from 2001 until 2006. He joined the Company in 1997 from KPMG LLP, where he provided audit and other services to a variety of clients in the financial services, manufacturing and retail sectors.

A. Greig Woodring, 63, is President and Chief Executive Officer of the Company. Mr. Woodring also headed the reinsurance business of General American Life Insurance Company from 1986 until the Company’s formation in December 1992. He is a member of RGA's Executive Council. He also serves as a director and officer of a number of subsidiaries of the Company.
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
The Company will provide without charge upon written or oral request, a copy of any of the Codes of Conduct or Governance Documents. Requests should be directed to Investor Relations, Reinsurance Group of America, Incorporated, 16600 Swingley Ridge Road, Chesterfield, MO 63017, by electronic mail (investrelations@rgare.com) or by telephone (636-736-2068).
In accordance with the Securities Exchange Act of 1934, the Company’s board of directors has established a standing audit committee. The board of directors has determined, in its judgment, that all of the members of the audit committee are independent within the meaning of SEC regulations and the listing standards of the New York Stock Exchange (“NYSE”). The board of directors has determined, in its judgment, that Messrs. Bartlett, Boot, Danahy and Ms. Detrick are qualified as audit committee financial experts within the meaning of SEC regulations and the board has determined that each of them has accounting and related financial management expertise within the meaning of the listing standards of the NYSE. The audit committee charter provides that members of the audit committee may not simultaneously serve on the audit committee of more than two other public companies unless such member demonstrates that he or she has the ability to devote the time and attention that are required to serve on multiple audit committees.
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
The following table summarizes information regarding securities authorized for issuance under equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,739,061 (1)	$55.41 (2) (3)	2,071,448 (4)
Equity compensation plans not approved by security holders	—	—	—
Total	3,739,061 (1)	$55.41 (2) (3)	2,071,448 (4)

(1)
Includes the number of securities to be issued upon exercises under the following plans: Flexible Stock Plan - 3,707,461; Flexible Stock Plan for Directors – 8,500; and Phantom Stock Plan for Directors – 23,100.

(2)
Does not include 728,728 performance contingent units outstanding under the Flexible Stock Plan or 23,100 phantom units outstanding under the Phantom Stock Plan for Directors because those securities do not have an exercise price (i.e. a unit is a hypothetical share of Company common stock with a value equal to the fair market value of the common stock).

(3)	Reflects the blended weighted-average exercise price of outstanding options under the Flexible Stock Plan $55.41.

(4)
Includes the number of securities remaining available for future issuance under the following plans: Flexible Stock Plan – 2,033,701; Flexible Stock Plan for Directors – 21,528; and Phantom Stock Plan for Directors – 16,219.

In February 2014, RGA’s board of directors authorized a share repurchase program for up to $300.0 million of RGA’s outstanding common stock. In connection with this authorization, the board of directors terminated the stock repurchase authority granted in 2013.
On January 22, 2015, RGA’s board of directors authorized a share repurchase program for up to $300.0 million of the RGA’s outstanding common stock. The authorization is effective immediately and does not have an expiration date. In connection with this new authorization, the board of directors terminated the stock repurchase authority granted in 2014.
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
See the Index to Exhibits on page 158.

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE I-SUMMARY OF INVESTMENTS-OTHER THAN
INVESTMENTS IN RELATED PARTIES
December 31, 2014
(in millions)

Type of Investment	Cost	Fair Value	Amount at Which Shown in the Balance Sheets(1)
Fixed maturity securities:
Bonds:
United States government and government agencies and authorities	$501	$526	$526
State and political subdivisions	378	426	426
Foreign governments(2)	4,710	6,003	6,003
Public utilities	1,582	1,733	1,733
Mortgage-backed and asset-backed securities	3,505	3,640	3,640
All other corporate bonds	12,430	13,153	13,153
Total fixed maturity securities	23,106	25,481	25,481
Equity securities:
Non-redeemable preferred stock	94	99	99
Other equity securities	27	27	27
Total equity securities	121	126	126
Mortgage loans on real estate	2,712		2,712
Policy loans	1,284		1,284
Funds withheld at interest	5,924		5,924
Short-term investments	98		98
Other invested assets	1,071		1,071
Total investments	$34,316		$36,696

(1)	Fixed maturity securities are classified as available-for-sale and carried at fair value.

(2)	Includes fixed maturities directly issued by foreign governments, supranational and foreign government-sponsored enterprises.

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
December 31,
(dollars in thousands)

	2014	2013	2012
CONDENSED BALANCE SHEETS
Assets:
Fixed maturity securities available-for-sale, at fair value	$486,813	$502,455
Short-term and other investments	87,726	261,853
Cash and cash equivalents	48,819	24,137
Investment in subsidiaries	8,649,084	7,534,714
Loans to subsidiaries	1,060,000	1,101,751
Other assets	360,059	204,887
Total assets	$10,692,501	$9,629,797
Liabilities and stockholders’ equity:
Long-term debt - unaffiliated(1)	$2,294,993	$2,294,278
Long-term debt - affiliated(2)	500,000	500,000
Other liabilities	874,056	899,992
Stockholders’ equity	7,023,452	5,935,527
Total liabilities and stockholders’ equity	$10,692,501	$9,629,797
CONDENSED STATEMENTS OF INCOME
Interest / dividend income(3)	$521,623	$275,215	$86,396
Investment related gains (losses), net	4,936	1,714	4,515
Operating expenses	(10,751)	(21,164)	(26,431)
Interest expense	(131,852)	(162,212)	(143,260)
Income (loss) before income tax and undistributed earnings of subsidiaries	383,956	93,553	(78,780)
Income tax expense (benefit)	(22,008)	33,850	(9,566)
Net income (loss) before undistributed earnings of subsidiaries	405,964	59,703	(69,214)
Equity in undistributed earnings of subsidiaries	278,083	359,134	701,107
Net income	684,047	418,837	631,893
Other comprehensive income	36,876	21,033	9,984
Total comprehensive income	$720,923	$439,870	$641,877
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

(1)	Long-term debt - unaffiliated consists of the following:

	2014	2013
$400 million 6.75% Junior Subordinated Debentures due 2065	$398,660	$398,657
$400 million 6.20% Subordinated Debentures due 2042	400,000	400,000
$400 million 4.70% Senior Notes due 2023	398,684	398,533
$400 million 5.00% Senior Notes due 2021	398,583	398,362
$400 million 6.45% Senior Notes due 2019	399,669	399,602
$300 million 5.625% Senior Notes due 2017	299,397	299,124
Total	$2,294,993	$2,294,278
Repayments of long-term debt—unaffiliated due over the next five years total $300,000, in 2017 and $400,000 in 2019.

(2)	Long-term debt—affiliated in 2014 and 2013 and consists of $500,000 of subordinated debt issued to various operating subsidiaries.

(3)
Interest/Dividend income includes $423,323 and $175,000 of cash dividends received from consolidated subsidiaries in 2014 and 2013, respectively. Cash dividends received from consolidated subsidiaries in 2012 were not material.

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT (continued)
December 31,
(dollars in thousands)

	2014	2013	2012
CONDENSED STATEMENTS OF CASH FLOWS
Operating activities:
Net income	$684,047	$418,837	$631,893
Equity in earnings of subsidiaries	(278,083)	(359,134)	(701,107)
Other, net	(171,299)	162,586	134,232
Net cash provided by operating activities	$234,665	$222,289	$65,018
Investing activities:
Sales of fixed maturity securities available-for-sale	$132,732	$176,062	$122,212
Purchases of fixed maturity securities available-for-sale	(105,535)	(103,566)	(213,548)
Repayments/issuances of loans to subsidiaries	41,751	(76,751)	(250,000)
Purchase of a business, net of cash acquired of $9,709	—	(2,805)	—
Change in short-term investments	96,967	(96,967)	—
Change in other invested assets	126,397	(79,023)	5,718
Capital contributions to subsidiaries	(222,760)	(144,459)	(70,431)
Net cash used in investing activities	69,552	(327,509)	(406,049)
Financing activities:
Dividends to stockholders	(87,256)	(77,642)	(61,945)
Purchases of treasury stock	(201,525)	(269,204)	(6,924)
Excess tax benefits from share-based payment arrangement	—	—	416
Exercise of stock options, net	9,246	28,390	(3,087)
Proceeds from unaffiliated long-term debt issuance	—	398,533	400,000
Debt issuance costs	—	(3,400)	(6,255)
Net cash provided by financing activities	(279,535)	76,677	322,205
Net change in cash and cash equivalents	24,682	(28,543)	(18,826)
Cash and cash equivalents at beginning of year	24,137	52,680	71,506
Cash and cash equivalents at end of year	$48,819	$24,137	$52,680
Supplementary information:
Cash paid for interest	$161,499	$141,615	$130,047
Cash paid for income taxes, net of refunds	$87	$82,000	$30,500

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION
(dollars in thousands)

	As of December 31,
	Deferred Policy Acquisition Costs		Future Policy Benefits and Interest-Sensitive Contract Liabilities		Other Policy Claims and Benefits Payable
	Assumed	Ceded	Assumed	Ceded	Assumed	Ceded
2014
U.S. and Latin America operations
Traditional operations	$1,717,512	$(28,685)	$8,440,882	$(283,184)	$1,459,444	$(194,167)
Non-Traditional operations	690,698	—	10,915,471	—	14,656	—
Canada operations	237,738	(443)	2,861,052	(221,537)	209,743	(14,095)
Europe, Middle East and Africa operations	279,672	(7,656)	2,972,346	(35,439)	784,421	(28,134)
Asia Pacific operations	465,671	(11,932)	1,578,776	(62,105)	1,344,250	(23,631)
Corporate and Other	—	—	299,607	—	11,555	(128)
Total	$3,391,291	$(48,716)	$27,068,134	$(602,265)	$3,824,069	$(260,155)

2013
U.S. and Latin America operations
Traditional operations	$1,628,215	$(30,523)	$7,567,342	$(245,430)	$1,285,467	$(73,994)
Non-Traditional operations	884,377	—	11,240,138	—	16,045	—
Canada operations	259,575	(483)	2,963,561	(233,735)	206,245	(8,952)
Europe, Middle East and Africa operations	301,999	(9,492)	1,050,066	(35,515)	763,118	(33,337)
Asia Pacific operations	498,888	(14,760)	1,693,381	(68,940)	1,288,016	(26,836)
Corporate and Other	—	—	299,845	—	12,870	(190)
Total	$3,573,054	$(55,258)	$24,814,333	$(583,620)	$3,571,761	$(143,309)

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION (continued)
(dollars in thousands)

	Year ended December 31,
	Premium Income	Net Investment Income	Policyholder Benefits and Interest Credited	Amortization of DAC	Other Operating Expenses
2014
U.S. and Latin America operations
Traditional operations	$4,725,505	$552,805	$(4,181,492)	$(467,067)	$(283,064)
Non-Traditional operations	20,079	644,285	(402,387)	(203,605)	(105,207)
Canada operations	974,581	196,205	(804,586)	(190,164)	(85,415)
Europe, Middle East and Africa operations	1,373,969	107,129	(1,217,441)	(43,549)	(135,215)
Asia Pacific operations	1,574,940	102,461	(1,250,962)	(74,980)	(328,481)
Corporate and Other	780	110,806	(804)	—	(121,242)
Total	$8,669,854	$1,713,691	$(7,857,672)	$(979,365)	$(1,058,624)
2013
U.S. and Latin America operations
Traditional operations	$4,563,490	$543,824	$(4,016,453)	$(471,726)	$(250,175)
Non-Traditional operations	22,521	721,282	(443,393)	(185,396)	(88,380)
Canada operations	962,311	204,851	(758,565)	(178,566)	(83,569)
Europe, Middle East and Africa operations	1,220,743	52,034	(1,072,961)	(40,780)	(116,718)
Asia Pacific operations	1,485,205	94,330	(1,488,667)	(36,335)	(312,289)
Corporate and Other	(243)	83,544	(807)	—	(138,319)
Total	$8,254,027	$1,699,865	$(7,780,846)	$(912,803)	$(989,450)
2012
U.S. and Latin America operations
Traditional operations	$4,342,838	$536,438	$(3,815,551)	$(461,164)	$(230,926)
Non-Traditional operations	14,095	498,499	(335,581)	(193,492)	(78,731)
Canada operations	915,764	190,337	(706,744)	(167,614)	(78,935)
Europe, Middle East and Africa operations	1,215,166	42,545	(1,055,064)	(49,732)	(109,183)
Asia Pacific operations	1,409,568	85,569	(1,132,998)	(131,055)	(241,258)
Corporate and Other	9,165	82,818	24	—	(133,684)
Total	$7,906,596	$1,436,206	$(7,045,914)	$(1,003,057)	$(872,717)

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE IV—REINSURANCE
(in millions)

	As of or for the Year ended December 31,
	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amounts	Percentage of Amount Assumed to Net
2014
Life insurance in force	$78	$230,544	$2,943,517	$2,713,051	108.5%
Premiums
U.S. and Latin America operations
Traditional operations	$9.6	$287.8	$5,003.7	$4,725.5	105.9%
Non-Traditional operations	—	39.4	59.5	20.1	296.0
Canada operations	—	49.6	1,024.2	974.6	105.1
Europe, Middle East and Africa operations	9.8	30.4	1,394.6	1,374.0	101.5
Asia Pacific operations	—	40.7	1,615.6	1,574.9	102.6
Corporate and Other	—	—	0.8	0.8	100.0
Total	$19.4	$447.9	$9,098.4	$8,669.9	104.9
2013
Life insurance in force	$77	$36,830	$2,889,804	$2,853,051	101.3%
Premiums
U.S. and Latin America operations
Traditional operations	$5.2	$146.2	$4,704.4	$4,563.4	103.1%
Non-Traditional operations	—	44.7	67.2	22.5	298.7
Canada operations	—	54.2	1,016.5	962.3	105.6
Europe, Middle East and Africa operations	—	25.8	1,246.6	1,220.8	102.1
Asia Pacific operations	—	48.5	1,533.7	1,485.2	103.3
Corporate and Other	—	—	(0.2)	(0.2)	100.0
Total	$5.2	$319.4	$8,568.2	$8,254.0	103.8
2012
Life insurance in force	$76	$38,048	$2,927,573	$2,889,601	101.3%
Premiums
U.S. and Latin America operations
Traditional operations	$3.8	$152.1	$4,491.2	$4,342.9	103.4%
Non-Traditional operations	—	50.5	64.6	14.1	458.2
Canada operations	—	52.9	968.6	915.7	105.8
Europe, Middle East and Africa operations	—	26.2	1,241.4	1,215.2	102.2
Asia Pacific operations	—	44.3	1,453.8	1,409.5	103.1
Corporate and Other	—	—	9.2	9.2	100.0
Total	$3.8	$326.0	$8,228.8	$7,906.6	104.1

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE V—VALUATION AND QUALIFYING ACCOUNTS
(in millions)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
2014
Allowance on income taxes	$102.2	$15.9	$(6.1)	$—	$112.0
Valuation allowance for mortgage loans	10.1	(0.9)	—	2.7	6.5
2013
Allowance on income taxes	$10.1	$23.5	$68.6	$—	$102.2
Valuation allowance for mortgage loans	11.6	1.9	—	3.4	10.1
2012
Allowance on income taxes	$8.6	$—	$1.6	$0.1	$10.1
Valuation allowance for mortgage loans	11.8	6.3	—	6.5	11.6

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Reinsurance Group of America, Incorporated.

By:	/s/ A. Greig Woodring
A. Greig Woodring
President and Chief Executive Officer

Date: March 2, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 2, 2015.

Signatures			Title

	/s/ J. Cliff Eason	March 2, 2015*	Chairman of the Board and Director
J. Cliff Eason

	/s/ A. Greig Woodring	March 2, 2015	President, Chief Executive Officer,
	A. Greig Woodring		and Director
(Principal Executive Officer)

	/s/ William J. Bartlett	March 2, 2015*	Director
William J. Bartlett

	/s/ Arnoud W.A. Boot	March 2, 2015*	Director
Arnoud W.A. Boot

	/s/ John F. Danahy	March 2, 2015*	Director
John F. Danahy

	/s/ Christine R. Detrick	March 2, 2015*	Director
Christine R. Detrick

	/s/ Alan C. Henderson	March 2, 2015*	Director
Alan C. Henderson

	/s/ Joyce A. Phillips	March 2, 2015*	Director
Joyce A. Phillips

	/s/ Frederick J. Sievert	March 2, 2015*	Director
Frederick J. Sievert

	/s/ Stanley B. Tulin	March 2, 2015*	Director
Stanley B. Tulin

	/s/ Jack B. Lay	March 2, 2015	Senior Executive Vice President and Chief
	Jack B. Lay		Financial Officer (Principal Financial
and Accounting Officer)

*	By: /s/ Jack B. Lay	March 2, 2015
Jack B. Lay Attorney-in-fact

Index to Exhibits

Exhibit Number	Description

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

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K filed on November 25, 2008 (File No. 1-11848)

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K filed on July 18, 2014 (File No. 1-11848)

4.1	Form of stock certificate for RGA’s common stock, incorporated by reference to Exhibit 4 to RGA’s registration statement on Form 8-A filed on November 17, 2008

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

10.3
Standard Form of General American Facultative Agreement, incorporated by reference to Exhibit 10.12 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993

10.4
Standard Form of General American Automatic and Facultative YRT Agreement, incorporated by reference to Exhibit 10.13 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993

10.5
RGA Annual Bonus Plan, effective May 21, 2008, as amended and restated, incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K for the period ended December 31, 2012 (file No. 1-11848), filed on March 1, 2013*

10.6
RGA Reinsurance Company Management Deferred Compensation Plan (ended January 1, 1995), incorporated by reference to Exhibit 10.18 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993*

10.7
RGA Reinsurance Company Executive Deferred Compensation Plan (ended January 1, 1995), incorporated by reference to Exhibit 10.19 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993*

10.8
RGA Reinsurance Company Executive Supplemental Retirement Plan (ended January 1, 1995), incorporated by reference to Exhibit 10.20 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993*

10.9
RGA Reinsurance Company Augmented Benefit Plan (ended January 1, 1995), incorporated by reference to Exhibit 10.21 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993*

10.10
RGA Flexible Stock Plan as amended and restated effective July 1, 1998 and as further amended by Amendment on March 16, 2000, Second Amendment on May 28, 2003, Third Amendment on May 26, 2004, Fourth Amendment on May 23, 2007, Fifth Amendment on May 21, 2008, Sixth Amendment on May 8, 2011, Seventh Amendment on May 18, 2011, and Eighth Amendment on May 15, 2013, incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended June 30, 2013 (File No. 1-11848), filed August 5, 2013*

10.11
Form of RGA Flexible Stock Plan Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated September 10, 2004 (File No. 1-11848), filed on September 10, 2004*

10.12
Form of RGA Flexible Stock Plan Performance Contingent Share Agreement, incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended March 31, 2012 (File No. 1-11848), filed on May 7, 2012*

10.13	Form of Flexible Stock Plan Stock Appreciation Right Award Agreement, dated February 22, 2011, incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed February 25, 2011*

10.14
Form of Flexible Stock Plan Stock Appreciation Right Award Agreement, incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended March 31, 2012 (File No. 1-11848), filed on May 7, 2012*

10.15
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

10.17	Directors’ Compensation Summary Sheet*

10.18
Credit Agreement, dated as of September 25, 2014, by and among Reinsurance Group of America, Incorporated, the lenders named therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Bank of America, N.A., U.S. Bank National Association and Wells Fargo Bank, National Association as Joint Syndication Agents and Barclays Bank PLC, HSBC Bank USA, National Association, KeyBank National Association, Mizuho Bank, Ltd., Royal Bank of Canada, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and UBS AG, Stamford Branch as Co-Documentation Agents, incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed September 29, 2014. (File No. 1-11848)

10.19
Form of Directors’ Indemnification Agreement, incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K for the period ended December 31, 2010 (File No. 1-11848), filed on February 28, 2011*

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