Form 10-Q
period 2015-03-31
REINSURANCE GROUP OF AMERICA INC
filed 2015-05-05
CIK 898174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-11848
REINSURANCE GROUP OF AMERICA, INCORPORATED
(Exact name of Registrant as specified in its charter)

MISSOURI	43-1627032
(State or other jurisdiction	(IRS employer
of incorporation or organization)	identification number)
16600 Swingley Ridge Road
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
Yes         No   X
As of April 30, 2015, 66,196,280 shares of the registrant’s common stock were outstanding.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2015	December 31, 2014
	(Dollars in thousands, except share data)
Assets
Fixed maturity securities:
Available-for-sale at fair value (amortized cost of $22,933,716 and $23,105,597)	$25,801,223	$25,480,972
Mortgage loans on real estate (net of allowances of $6,130 and $6,471)	2,913,486	2,712,238
Policy loans	1,284,085	1,284,284
Funds withheld at interest	5,841,554	5,922,561
Short-term investments	89,136	97,694
Other invested assets	1,243,033	1,198,319
Total investments	37,172,517	36,696,068
Cash and cash equivalents	1,083,179	1,645,669
Accrued investment income	283,665	261,096
Premiums receivable and other reinsurance balances	1,509,810	1,527,729
Reinsurance ceded receivables	665,797	578,206
Deferred policy acquisition costs	3,286,348	3,342,575
Other assets	689,952	628,268
Total assets	$44,691,268	$44,679,611
Liabilities and Stockholders’ Equity
Future policy benefits	$14,152,780	$14,476,637
Interest-sensitive contract liabilities	12,508,201	12,591,497
Other policy claims and benefits	3,822,699	3,824,069
Other reinsurance balances	320,950	306,915
Deferred income taxes	2,529,733	2,365,817
Other liabilities	1,118,645	994,230
Long-term debt	2,313,884	2,314,293
Collateral finance and securitization notes	774,351	782,701
Total liabilities	37,541,243	37,656,159
Commitments and contingent liabilities (See Note 8)
Stockholders’ Equity:
Preferred stock - par value $.01 per share, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock - par value $.01 per share, 140,000,000 shares authorized, 79,137,758 shares issued at March 31, 2015 and December 31, 2014	791	791
Additional paid-in-capital	1,802,774	1,798,279
Retained earnings	4,339,028	4,239,647
Treasury stock, at cost - 12,699,199 and 10,364,797 shares	(876,804)	(672,394)
Accumulated other comprehensive income	1,884,236	1,657,129
Total stockholders’ equity	7,150,025	7,023,452
Total liabilities and stockholders’ equity	$44,691,268	$44,679,611
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,
	2015	2014
Revenues:	(Dollars in thousands, except per share data)
Net premiums	$2,023,852	$2,100,637
Investment income, net of related expenses	426,891	404,375
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(2,527)	(303)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	—
Other investment related gains (losses), net	10,110	84,874
Total investment related gains (losses), net	7,583	84,571
Other revenues	62,287	67,590
Total revenues	2,520,613	2,657,173
Benefits and Expenses:
Claims and other policy benefits	1,775,451	1,843,677
Interest credited	120,678	110,594
Policy acquisition costs and other insurance expenses	277,043	354,873
Other operating expenses	121,618	110,936
Interest expense	35,627	35,084
Collateral finance and securitization expense	6,071	2,569
Total benefits and expenses	2,336,488	2,457,733
Income before income taxes	184,125	199,440
Provision for income taxes	59,011	62,776
Net income	$125,114	$136,664
Earnings per share:
Basic earnings per share	$1.84	$1.94
Diluted earnings per share	$1.81	$1.92
Dividends declared per share	$0.33	$0.30
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
	2015	2014
Comprehensive income	(Dollars in thousands)
Net income	$125,114	$136,664
Other comprehensive income, net of tax:
Change in foreign currency translation adjustments	(117,771)	(42,683)
Change in net unrealized gains and losses on investments	343,924	315,384
Change in other-than-temporary impairment losses on fixed maturity securities	—	450
Changes in pension and other postretirement plan adjustments	954	741
Total other comprehensive income, net of tax	227,107	273,892
Total comprehensive income	$352,221	$410,556
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2015	2014
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$125,114	$136,664
Adjustments to reconcile net income to net cash provided by operating activities:
Change in operating assets and liabilities:
Accrued investment income	(28,443)	34,480
Premiums receivable and other reinsurance balances	(19,816)	(15,627)
Deferred policy acquisition costs	2,380	64,559
Reinsurance ceded receivable balances	(64,299)	4,254
Future policy benefits, other policy claims and benefits, and other reinsurance balances	251,570	392,876
Deferred income taxes	13,144	41,472
Other assets and other liabilities, net	5,973	(29,340)
Amortization of net investment premiums, discounts and other	(21,666)	(25,357)
Investment related gains, net	(7,583)	(84,571)
Excess tax benefits from share-based payment arrangement	—	(668)
Other, net	59,837	22,486
Net cash provided by operating activities	316,211	541,228
Cash Flows from Investing Activities:
Sales of fixed maturity securities available-for-sale	639,676	584,491
Maturities of fixed maturity securities available-for-sale	94,994	111,854
Principal payments on mortgage loans on real estate	69,322	105,622
Principal payments on policy loans	200	485
Purchases of fixed maturity securities available-for-sale	(1,000,335)	(917,715)
Cash invested in mortgage loans on real estate	(272,287)	(135,802)
Cash invested in policy loans	(1)	(52,913)
Cash invested in funds withheld at interest	(32,196)	(21,466)
Purchases of property and equipment	(21,504)	—
Change in short-term investments	4,325	20,740
Change in other invested assets	14,092	160,427
Net cash used in investing activities	(503,714)	(144,277)
Cash Flows from Financing Activities:
Dividends to stockholders	(22,669)	(21,244)
Repayment of collateral finance and securitization notes	(7,367)	—
Net change in short-term debt	—	50,000
Debt issuance costs	(1,184)	—
Principal payments of long-term debt	(586)	—
Purchases of treasury stock	(214,665)	(86,837)
Excess tax benefits from share-based payment arrangement	—	668
Exercise of stock options, net	5,759	6,364
Change in cash collateral for derivative positions and other arrangements	31,109	29,680
Deposits on universal life and other investment type policies and contracts	66,329	36,257
Withdrawals on universal life and other investment type policies and contracts	(196,623)	(215,660)
Net cash used in financing activities	(339,897)	(200,772)
Effect of exchange rate changes on cash	(35,090)	7,306
Change in cash and cash equivalents	(562,490)	203,485
Cash and cash equivalents, beginning of period	1,645,669	923,647
Cash and cash equivalents, end of period	$1,083,179	$1,127,132
Supplemental disclosures of cash flow information:
Net cash paid (received) for:
Cash paid for interest	$29,849	$25,434
Cash paid (received) for income taxes, net of refunds	$(58,864)	$8,611
Non-cash transactions:
Transfer of invested assets	$118	$—
Accrual for capitalized assets	$4,514	$—
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Business and Basis of Presentation
Reinsurance Group of America, Incorporated (“RGA”) is an insurance holding company that was formed on December 31, 1992. The accompanying unaudited condensed consolidated financial statements of RGA and its subsidiaries (collectively, the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments necessary for a fair presentation have been included. Results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. There were no subsequent events, other than as disclosed in Note 15 - "Subsequent Event", that would require disclosure or adjustments to the accompanying condensed consolidated financial statements through the date the financial statements were issued. These unaudited condensed consolidated financial statements include the accounts of RGA and its subsidiaries, and all intercompany accounts and transactions have been eliminated. These condensed consolidated statements should be read in conjunction with the Company’s 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 2, 2015 (the "2014 Annual Report").
Effective January 1, 2015, the Company further refined its reporting of the Canada; Europe, Middle East and Africa; and Asia Pacific segments into traditional and non-traditional businesses to reflect the expanded product offerings within its geographic-based segments. The prior period presentation has been adjusted to conform to the new segment reporting structure. See Part II, Item 5 - Other Information of this report for comparable figures by quarter for 2014 and 2013.

2.	Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share on net income (in thousands, except per share information):

	Three months ended March 31,
	2015	2014
Earnings:
Net income (numerator for basic and diluted calculations)	$125,114	$136,664
Shares:
Weighted average outstanding shares (denominator for basic calculation)	68,141	70,574
Equivalent shares from outstanding stock options	801	690
Denominator for diluted calculation	68,942	71,264
Earnings per share:
Basic	$1.84	$1.94
Diluted	$1.81	$1.92
The calculation of common equivalent shares does not include the impact of options having a strike or conversion price that exceeds the average stock price for the earnings period, as the result would be antidilutive. The calculation of common equivalent shares also excludes the impact of outstanding performance contingent shares, as the conditions necessary for their issuance have not been satisfied as of the end of the reporting period. For the three months ended March 31, 2015, approximately 0.3 million stock options and approximately 0.7 million performance contingent shares were excluded from the calculation. For the three months ended March 31, 2014, approximately 0.3 million stock options and approximately 0.9 million performance contingent shares were excluded from the calculation. Year-to-date amounts for equivalent shares from outstanding stock options and performance contingent shares are the weighted average of the individual quarterly amounts.

3.	Accumulated Other Comprehensive Income
The balance of and changes in each component of accumulated other comprehensive income (loss) (“AOCI”) for the three months ended March 31, 2015 and 2014 are as follows (dollars in thousands):

	Accumulated Other Comprehensive Income (Loss), Net of Income Tax
	Accumulated Currency Translation Adjustments	Unrealized Appreciation (Depreciation) of Investments(1)	Pension and Postretirement Benefits	Total
Balance, December 31, 2014	$81,847	$1,624,773	$(49,491)	$1,657,129
Other comprehensive income (loss) before reclassifications	(103,285)	494,294	617	391,626
Deferred income tax benefit (expense)	(14,486)	(142,978)	(175)	(157,639)
Other comprehensive income (loss) before reclassifications, net of income tax	(117,771)	351,316	442	233,987
Amounts reclassified to (from) AOCI	—	(8,252)	787	(7,465)
Deferred income tax benefit (expense)	—	860	(275)	585
Amounts reclassified to (from) AOCI, net of income tax	—	(7,392)	512	(6,880)
Balance, March 31, 2015	$(35,924)	$1,968,697	$(48,537)	$1,884,236

	Accumulated Other Comprehensive Income (Loss), Net of Income Tax
	Accumulated Currency Translation Adjustments	Unrealized Appreciation (Depreciation) of Investments(1)	Pension and Postretirement Benefits	Total
Balance, December 31, 2013	$207,083	$820,245	$(21,721)	$1,005,607
Other comprehensive income (loss) before reclassifications	(45,428)	469,975	225	424,772
Deferred income tax benefit (expense)	2,745	(150,217)	(64)	(147,536)
Other comprehensive income (loss) before reclassifications, net of income tax	(42,683)	319,758	161	277,236
Amounts reclassified to (from) AOCI	—	(5,828)	892	(4,936)
Deferred income tax benefit (expense)	—	1,904	(312)	1,592
Amounts reclassified to (from) AOCI, net of income tax	—	(3,924)	580	(3,344)
Balance, March 31, 2014	$164,400	$1,136,079	$(20,980)	$1,279,499

(1)	Includes cash flow hedges. See Note 5 - “Derivative Instruments” for additional information on cash flow hedges.
The following table presents the amounts of AOCI reclassifications for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Amount Reclassified from AOCI
	Three months ended March 31,
Details about AOCI Components	2015	2014	Affected Line Item in Statement of Income
Unrealized gains and losses on available-for-sale securities	$3,079	$1,189	Investment related gains (losses), net
Gains and losses on cash flow hedge - interest rate swap	840	218	Investment income
Deferred policy acquisition costs attributed to unrealized gains and losses(1)	4,333	4,421
Total	8,252	5,828
Provision for income taxes	(860)	(1,904)
Net unrealized gains (losses), net of tax	$7,392	$3,924
Amortization of unrealized pension and postretirement benefits:
Prior service cost(2)	$(83)	$(2)
Actuarial gains/(losses)(2)	(704)	(890)
Total	(787)	(892)
Provision for income taxes	275	312
Amortization of unrealized pension and postretirement benefits, net of tax	$(512)	$(580)

Total reclassifications, net of tax	$6,880	$3,344

(1)	This AOCI component is included in the computation of the deferred policy acquisition cost. See Note 8 – “Deferred Policy Acquisition Costs” of the 2014 Annual Report for additional details.

(2)	These AOCI components are included in the computation of the net periodic pension cost. See Note 10 – “Employee Benefit Plans” for additional details.

4.	Investments
Fixed Maturity and Equity Securities Available-for-Sale
The following tables provide information relating to investments in fixed maturity and equity securities by sector as of March 31, 2015 and December 31, 2014 (dollars in thousands):

March 31, 2015:	Amortized	Unrealized	Unrealized	Estimated Fair	% of	Other-than- temporary impairments
	Cost	Gains	Losses	Value	Total	in AOCI
Available-for-sale:
Corporate securities	$14,084,589	$1,159,377	$64,831	$15,179,135	58.8%	$—
Canadian and Canadian provincial governments	2,477,703	1,416,036	—	3,893,739	15.1	—
Residential mortgage-backed securities	1,072,415	60,491	5,232	1,127,674	4.4	(300)
Asset-backed securities	1,082,883	23,322	8,093	1,098,112	4.3	354
Commercial mortgage-backed securities	1,448,372	93,304	7,402	1,534,274	5.9	(1,609)
U.S. government and agencies	444,529	28,879	—	473,408	1.8	—
State and political subdivisions	378,403	54,496	3,128	429,771	1.7	—
Other foreign government, supranational and foreign government-sponsored enterprises	1,944,822	129,615	9,327	2,065,110	8.0	—
Total fixed maturity securities	$22,933,716	$2,965,520	$98,013	$25,801,223	100.0%	$(1,555)
Non-redeemable preferred stock	$90,643	$5,136	$1,405	$94,374	70.1%
Other equity securities	39,395	894	44	40,245	29.9
Total equity securities	$130,038	$6,030	$1,449	$134,619	100.0%

December 31, 2014:	Amortized	Unrealized	Unrealized	Estimated Fair	% of	Other-than- temporary impairments
	Cost	Gains	Losses	Value	Total	in AOCI
Available-for-sale:
Corporate securities	$14,010,604	$965,523	$90,544	$14,885,583	58.4%	$—
Canadian and Canadian provincial governments	2,668,852	1,196,420	7	3,865,265	15.2	—
Residential mortgage-backed securities	991,867	52,640	6,611	1,037,896	4.1	(300)
Asset-backed securities	1,059,660	20,301	10,375	1,069,586	4.2	354
Commercial mortgage-backed securities	1,453,657	87,593	8,659	1,532,591	6.0	(1,609)
U.S. government and agencies	501,352	25,014	515	525,851	2.0	—
State and political subdivisions	378,457	51,117	3,498	426,076	1.7	—
Other foreign government, supranational and foreign government-sponsored enterprises	2,041,148	110,065	13,089	2,138,124	8.4	—
Total fixed maturity securities	$23,105,597	$2,508,673	$133,298	$25,480,972	100.0%	$(1,555)
Non-redeemable preferred stock	$93,540	$7,350	$1,527	$99,363	78.3%
Other equity securities	26,994	597	94	27,497	21.7
Total equity securities	$120,534	$7,947	$1,621	$126,860	100.0%
The Company enters into various collateral arrangements that require both the pledging and acceptance of fixed maturity securities as collateral with derivative, repurchase agreement and reinsurance counterparties. Pledged fixed maturity securities are included in fixed maturity securities, available-for-sale in the condensed consolidated balance sheets. Fixed maturity securities received as collateral are held in separate custodial accounts and are not recorded on the Company’s condensed consolidated balance sheets. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge collateral it receives; however, as of March 31, 2015 and December 31, 2014, none of the collateral received had been sold or re-pledged. The Company also holds securities in trust to satisfy collateral requirements under certain third-party reinsurance treaties. The following table includes fixed maturity securities pledged and received as collateral, and assets in trust held to satisfy collateral requirements under certain third-party reinsurance treaties as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015		December 31, 2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity securities pledged as collateral	$148,411	$160,448	$127,229	$134,863
Fixed maturity securities received as collateral	n/a	128,643	n/a	117,227
Securities held in trust	9,719,868	10,628,413	10,197,489	10,922,947
The Company monitors its concentrations of financial instruments on an ongoing basis, and mitigates credit risk by maintaining a diversified investment portfolio which limits exposure to any one issuer. The Company’s exposure to concentrations of credit risk of single issuers greater than 10% of the Company’s stockholders’ equity as of March 31, 2015 and December 31, 2014 is as follows (dollars in thousands).

	March 31, 2015		December 31, 2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity securities guaranteed or issued by:
Canadian province of Ontario	$901,634	$1,351,722	$979,908	$1,359,339
Canadian province of Quebec	934,860	1,628,425	1,006,315	1,599,673
The amortized cost and estimated fair value of fixed maturity securities available-for-sale at March 31, 2015 are shown by contractual maturity in the table below (dollars in thousands). Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset and mortgage-backed securities are shown separately in the table below, as they are not due at a single maturity date.

	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due in one year or less	$594,886	$600,953
Due after one year through five years	4,504,020	4,771,660
Due after five years through ten years	7,388,162	7,862,501
Due after ten years	6,842,978	8,806,049
Asset and mortgage-backed securities	3,603,670	3,760,060
Total	$22,933,716	$25,801,223
Corporate Fixed Maturity Securities
The tables below show the major industry types of the Company’s corporate fixed maturity holdings as of March 31, 2015 and December 31, 2014 (dollars in thousands):

March 31, 2015:		Estimated
	Amortized Cost	Fair Value	% of Total
Finance	$4,842,257	$5,186,461	34.2%
Industrial	7,699,936	8,270,678	54.4
Utility	1,542,396	1,721,996	11.4
Total	$14,084,589	$15,179,135	100.0%

December 31, 2014:		Estimated
	Amortized Cost	Fair Value	% of Total
Finance	$4,789,568	$5,066,408	34.0%
Industrial	7,639,330	8,086,067	54.3
Utility	1,581,706	1,733,108	11.7
Total	$14,010,604	$14,885,583	100.0%

Other-Than-Temporary Impairments - Fixed Maturity and Equity Securities
As discussed in Note 2 – “Summary of Significant Accounting Policies” of the 2014 Annual Report, a portion of certain other-than-temporary impairment (“OTTI”) losses on fixed maturity securities is recognized in AOCI. For these securities the net amount recognized in the condensed consolidated statements of income (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in AOCI. The amount of pre-tax credit loss impairments on fixed maturity securities held by the Company, for which a portion of the OTTI loss was recognized in AOCI, was $7.3 million and $11.7 million as of March 31, 2015 and 2014, respectively. There were no changes in these amounts from their respective prior-year ending balances.
Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale
The following table presents the total gross unrealized losses for the 687 and 932 fixed maturity and equity securities as of March 31, 2015 and December 31, 2014, respectively, where the estimated fair value had declined and remained below amortized cost by the indicated amount (dollars in thousands):

	March 31, 2015		December 31, 2014
	Gross Unrealized Losses	% of Total	Gross Unrealized Losses	% of Total
Less than 20%	$72,598	73.0%	$111,965	83.0%
20% or more for less than six months	15,318	15.4	13,698	10.1
20% or more for six months or greater	11,546	11.6	9,256	6.9
Total	$99,462	100.0%	$134,919	100.0%
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
The following tables present the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for 687 and 932 fixed maturity and equity securities that have estimated fair values below amortized cost as of March 31, 2015 and December 31, 2014, respectively (dollars in thousands). These investments are presented by class and grade of security, as well as the length of time the related fair value has remained below amortized cost.

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
March 31, 2015:	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
Corporate securities	$805,091	$18,419	$227,150	$15,576	$1,032,241	$33,995
Residential mortgage-backed securities	100,937	1,507	62,201	3,228	163,138	4,735
Asset-backed securities	285,839	2,774	99,896	3,381	385,735	6,155
Commercial mortgage-backed securities	49,304	162	20,733	1,590	70,037	1,752
State and political subdivisions	—	—	13,647	3,128	13,647	3,128
Other foreign government, supranational and foreign government-sponsored enterprises	109,347	5,560	36,737	1,494	146,084	7,054
Total investment grade securities	1,350,518	28,422	460,364	28,397	1,810,882	56,819
Below investment grade securities:
Corporate securities	357,118	28,279	25,560	2,557	382,678	30,836
Residential mortgage-backed securities	10,308	83	12,033	414	22,341	497
Asset-backed securities	14,478	231	6,715	1,707	21,193	1,938
Commercial mortgage-backed securities	6,739	240	5,522	5,410	12,261	5,650
Other foreign government, supranational and foreign government-sponsored enterprises	15,375	2,145	2,910	128	18,285	2,273
Total below investment grade securities	404,018	30,978	52,740	10,216	456,758	41,194
Total fixed maturity securities	$1,754,536	$59,400	$513,104	$38,613	$2,267,640	$98,013
Non-redeemable preferred stock	$20,885	$501	$6,649	$904	$27,534	$1,405
Other equity securities	8,597	44	—	—	8,597	44
Total equity securities	$29,482	$545	$6,649	$904	$36,131	$1,449

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
December 31, 2014:	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
Corporate securities	$1,225,767	$27,784	$614,294	$30,040	$1,840,061	$57,824
Canadian and Canadian provincial governments	—	—	1,235	7	1,235	7
Residential mortgage-backed securities	78,864	846	135,414	5,247	214,278	6,093
Asset-backed securities	332,785	4,021	109,411	4,289	442,196	8,310
Commercial mortgage-backed securities	78,632	564	28,375	2,461	107,007	3,025
U.S. government and agencies	81,317	89	32,959	426	114,276	515
State and political subdivisions	13,780	17	18,998	3,438	32,778	3,455
Other foreign government, supranational and foreign government-sponsored enterprises	156,725	7,007	76,111	2,946	232,836	9,953
Total investment grade securities	1,967,870	40,328	1,016,797	48,854	2,984,667	89,182
Below investment grade securities:
Corporate securities	415,886	29,316	32,567	3,404	448,453	32,720
Residential mortgage-backed securities	22,836	293	6,284	225	29,120	518
Asset-backed securities	12,448	274	7,108	1,791	19,556	2,065
Commercial mortgage-backed securities	3,288	249	5,580	5,385	8,868	5,634
State and political subdivisions	964	43	—	—	964	43
Other foreign government, supranational and foreign government-sponsored enterprises	13,986	3,136	—	—	13,986	3,136
Total below investment grade securities	469,408	33,311	51,539	10,805	520,947	44,116
Total fixed maturity securities	$2,437,278	$73,639	$1,068,336	$59,659	$3,505,614	$133,298
Non-redeemable preferred stock	$11,619	$235	$19,100	$1,292	$30,719	$1,527
Other equity securities	—	—	3,545	94	3,545	94
Total equity securities	$11,619	$235	$22,645	$1,386	$34,264	$1,621

The Company neither has an intention to sell nor does it expect to be required to sell the securities outlined in the table above, as of the dates indicated. However, unforeseen facts and circumstances may cause the Company to sell fixed maturity and equity securities in the ordinary course of managing its portfolio to meet certain diversification, credit quality and liquidity guidelines.
Unrealized losses on below investment grade securities as of March 31, 2015 are primarily related to high-yield corporate securities and commercial mortgage-backed securities. Unrealized losses decreased across all security types as interest rates decreased during the first three months of 2015.

Investment Income, Net of Related Expenses
Major categories of investment income, net of related expenses, consist of the following (dollars in thousands):

	Three months ended March 31,
	2015	2014
Fixed maturity securities available-for-sale	$269,768	$243,962
Mortgage loans on real estate	34,772	33,092
Policy loans	14,040	13,438
Funds withheld at interest	112,260	112,739
Short-term investments	695	965
Other invested assets	12,027	14,501
Investment income	443,562	418,697
Investment expense	(16,671)	(14,322)
Investment income, net of related expenses	$426,891	$404,375
Investment Related Gains (Losses), Net
Investment related gains (losses), net consist of the following (dollars in thousands):

	Three months ended March 31,
	2015	2014
Fixed maturity and equity securities available for sale:
Other-than-temporary impairment losses on fixed maturity securities recognized in earnings	$(2,527)	$(303)
Gain on investment activity	19,201	8,067
Loss on investment activity	(13,596)	(6,583)
Other impairment losses and change in mortgage loan provision	(4,168)	1,664
Derivatives and other, net	8,673	81,726
Total investment related gains (losses), net	$7,583	$84,571
The decrease in investment related gains for derivatives and other is primarily due to changes in the fair value of embedded derivatives associated with modified coinsurance and funds withheld treaties. The gains recognized in the first quarter of 2014 reflect tightening credit spreads during the quarter.
During the three months ended March 31, 2015 and 2014, the Company sold fixed maturity and equity securities with fair values of $199.6 million and $235.1 million at losses of $13.6 million and $6.6 million, respectively. The Company generally does not engage in short-term buying and selling of securities.
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
The Company also participates in a repurchase program in which securities, reflected as investments on the Company’s condensed consolidated balance sheets, are pledged to a third party. In return, the Company receives cash from the third party, which is reflected as a payable to the third party, included in other liabilities on the condensed consolidated balance sheets. The Company is required to maintain a minimum collateral balance with a fair value of 105% of the cash received. The gross balance of the repurchase agreement payable was $101.7 million and $101.4 million as of March 31, 2015 and December 31, 2014, respectively.

This was fully collateralized by securities with a fair value of $108.3 million and $107.2 million, which were not offset by the payable, resulting in a net exposure of $6.6 million and $5.8 million as of March 31, 2015 and December 31, 2014, respectively.
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
The following table includes the amount of borrowed securities, repurchased securities pledged and repurchased/reverse repurchased securities pledged and received as of March 31, 2015 and December 31, 2014 (dollars in thousands).

	March 31, 2015		December 31, 2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Borrowed securities	$193,840	$207,476	$201,050	$212,946
Repurchase program securities pledged	91,875	108,268	92,446	107,158
Repurchase program/reverse repurchase program:
Securities pledged	298,625	317,368	298,466	314,160
Securities received	n/a	346,560	n/a	338,929
Mortgage Loans on Real Estate
Mortgage loans represented approximately 7.8% and 7.4% of the Company’s total investments as of March 31, 2015 and December 31, 2014. The Company makes mortgage loans on income producing properties that are geographically diversified throughout the U.S. with the largest concentration being in California, which represented 20.3% and 18.7% of mortgage loans on real estate as of March 31, 2015 and December 31, 2014, respectively. Loan-to-value ratios at the time of loan approval are 75% or less. The distribution of mortgage loans, gross of valuation allowances, by property type is as follows as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015		December 31, 2014
Property type:	Recorded Investment	% of Total	Recorded Investment	% of Total
Office building	$937,939	32.2%	$851,749	31.3%
Retail	890,080	30.5	802,466	29.6
Industrial	474,310	16.2	466,583	17.2
Apartment	404,174	13.8	376,430	13.8
Other commercial	213,113	7.3	221,481	8.1
Total	$2,919,616	100.0%	$2,718,709	100.0%
The maturities of the mortgage loans, gross of valuation allowances, as of March 31, 2015 and December 31, 2014 are as follows (dollars in thousands):

	March 31, 2015		December 31, 2014
	Recorded Investment	% of Total	Recorded Investment	% of Total
Due within five years	$923,234	31.6%	$860,362	31.6%
Due after five years through ten years	1,263,984	43.3	1,165,530	42.9
Due after ten years	732,398	25.1	692,817	25.5
Total	$2,919,616	100.0%	$2,718,709	100.0%

Information regarding the Company’s credit quality indicators, as determined by the Company's internal evaluation methodology for its recorded investment in mortgage loans, gross of valuation allowances, as of March 31, 2015 and December 31, 2014 is as follows (dollars in thousands):

	March 31, 2015		December 31, 2014
Internal credit quality grade:	Recorded Investment	% of Total	Recorded Investment	% of Total
High investment grade	$1,404,166	48.0%	$1,326,199	48.8%
Investment grade	1,377,802	47.2	1,235,046	45.4
Average	98,531	3.4	118,152	4.4
Watch list	22,161	0.8	22,285	0.8
In or near default	16,956	0.6	17,027	0.6
Total	$2,919,616	100.0%	$2,718,709	100.0%
None of the payments due to the Company on its recorded investment in mortgage loans were delinquent as of March 31, 2015 and December 31, 2014.
The following table presents the recorded investment in mortgage loans, by method of measuring impairment, and the related valuation allowances as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015	December 31, 2014
Mortgage loans:
Individually measured for impairment	$16,956	$17,027
Collectively measured for impairment	2,902,660	2,701,682
Mortgage loans, gross of valuation allowances	2,919,616	2,718,709
Valuation allowances:
Individually measured for impairment	713	816
Collectively measured for impairment	5,417	5,655
Total valuation allowances	6,130	6,471
Mortgage loans, net of valuation allowances	$2,913,486	$2,712,238
Information regarding the Company’s loan valuation allowances for mortgage loans for the three months ended March 31, 2015 and 2014 is as follows (dollars in thousands):

	Three months ended March 31,
	2015	2014
Balance, beginning of period	$6,471	$10,106
Charge-offs, net of recoveries	—	24
Provision (release)	(341)	(1,664)
Balance, end of period	$6,130	$8,466

Information regarding the portion of the Company’s mortgage loans that were impaired as of March 31, 2015 and December 31, 2014 is as follows (dollars in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Carrying Value
March 31, 2015:
Impaired mortgage loans with no valuation allowance recorded	$7,296	$6,693	$—	$6,693
Impaired mortgage loans with valuation allowance recorded	10,227	10,263	713	9,550
Total impaired mortgage loans	$17,523	$16,956	$713	$16,243
December 31, 2014:
Impaired mortgage loans with no valuation allowance recorded	$7,314	$6,711	$—	$6,711
Impaired mortgage loans with valuation allowance recorded	10,279	10,316	816	9,500
Total impaired mortgage loans	$17,593	$17,027	$816	$16,211

The Company’s average investment in impaired mortgage loans and the related interest income are reflected in the table below for the periods indicated (dollars in thousands):
	Three months ended March 31,
	2015		2014
	Average Recorded Investment(1)	Interest Income	Average Recorded Investment(1)	Interest Income
Impaired mortgage loans with no valuation allowance recorded	$10,290	$106	$14,539	$318
Impaired mortgage loans with valuation allowance recorded	6,702	155	20,554	193
Total impaired mortgage loans	$16,992	$261	$35,093	$511
(1) Average recorded investment represents the average loan balances as of the beginning of period and all subsequent quarterly end of period balances.

The Company did not acquire any impaired mortgage loans during the three months ended March 31, 2015 and 2014. The Company had no mortgage loans that were on a nonaccrual status at March 31, 2015 and December 31, 2014.
Policy Loans
Policy loans comprised approximately 3.5% of the Company’s total investments as of both March 31, 2015 and December 31, 2014, substantially all of which are associated with one client. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due to the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. As policy loans represent premature distributions of policy liabilities, they have the effect of reducing future disintermediation risk. In addition, the Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.
Funds Withheld at Interest
Funds withheld at interest comprised approximately 15.7% and 16.1% of the Company’s total investments as of March 31, 2015 and December 31, 2014, respectively. Of the $5.8 billion funds withheld at interest balance, net of embedded derivatives, as of March 31, 2015, $4.2 billion of the balance is associated with one client. For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance funds withheld basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company and are reflected as funds withheld at interest on the Company’s condensed consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances with amounts owed to the Company from the ceding company.
Other Invested Assets
Other invested assets include equity securities, limited partnership interests, joint ventures (other than operating joint ventures), structured loans, derivative contracts, fair value option ("FVO") contractholder-directed unit-linked investments, Federal Home Loan Bank of Des Moines ("FHLB") common stock (included in other in the table below), real estate held-for-investment (included in other in the table below), and equity release mortgages (included in other in the table below). The fair value option was elected for contractholder-directed investments supporting unit-linked variable annuity type liabilities which do not qualify for presentation and reporting as separate accounts. Other invested assets represented approximately 3.3% of the Company’s total investments as of both March 31, 2015 and December 31, 2014. Carrying values of these assets as of March 31, 2015 and December 31, 2014 are as follows (dollars in thousands):

	March 31, 2015	December 31, 2014
Equity securities	$134,619	$126,860
Limited partnerships and real estate joint ventures	450,842	446,604
Structured loans	148,377	164,309
Derivatives	265,020	216,966
FVO contractholder-directed unit-linked investments	136,597	140,344
Other	107,578	103,236
Total other invested assets	$1,243,033	$1,198,319
5.    Derivative Instruments
Derivatives, except for embedded derivatives and longevity and mortality swaps, are carried on the Company’s condensed consolidated balance sheets in other invested assets or other liabilities, at fair value. Longevity and mortality swaps are included on the condensed consolidated balance sheets in other assets or other liabilities, at fair value. Embedded derivative assets on modified coinsurance or funds withheld arrangements are included on the condensed consolidated balance sheets with the host contract in funds withheld at interest, at fair value. Embedded derivative liabilities on indexed annuity and variable annuity products are included on the condensed consolidated balance sheets with the host contract in interest-sensitive contract liabilities, at fair value. The following table presents the notional amounts and gross fair value of derivative instruments prior to taking into account the netting effects of master netting agreements as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015			December 31, 2014
	Notional	Carrying Value/Fair Value		Notional	Carrying Value/Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	$1,000,440	$111,886	$3,532	$1,144,661	$93,783	$3,934
Interest rate options	—	—	—	240,000	18,195	—
Financial futures	249,212	—	—	275,983	—	—
Foreign currency forwards	80,000	71	10,585	67,967	87	15,098
Consumer price index swaps	39,024	—	386	41,938	—	561
Credit default swaps	870,700	13,563	4,166	805,700	11,689	3,502
Equity options	506,226	38,747	—	555,361	35,242	—
Longevity swaps	482,895	8,602	—	450,000	7,727	—
Mortality swaps	50,000	—	1,276	50,000	—	797
Synthetic guaranteed investment contracts	6,577,133	—	—	6,500,942	—	—
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	—	19,769	—	—	22,094	—
Indexed annuity products	—	—	947,857	—	—	925,887
Variable annuity products	—	—	184,413	—	—	159,279
Total non-hedging derivatives	9,855,630	192,638	1,152,215	10,132,552	188,817	1,109,058
Derivatives designated as hedging instruments:
Interest rate swaps	120,000	—	25,848	120,000	—	18,228
Foreign currency swaps	672,053	116,588	32	676,972	70,906	—
Forward bond purchase commitments	178,152	1,917	7,666	196,452	1,175	14,545
Total hedging derivatives	970,205	118,505	33,546	993,424	72,081	32,773
Total derivatives	$10,825,835	$311,143	$1,185,761	$11,125,976	$260,898	$1,141,831
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

The following table provides information relating to the Company’s derivative instruments as of March 31, 2015 and December 31, 2014 (dollars in thousands):

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash Collateral Pledged/ Received	Net Amount
March 31, 2015:
Derivative assets	$291,374	$(17,752)	$273,622	$(24,514)	$(219,016)	$30,092
Derivative liabilities	53,491	(17,752)	35,739	(55,397)	(5,120)	(24,778)
December 31, 2014:
Derivative assets	$238,804	$(14,111)	$224,693	$(20,260)	$(178,141)	$26,292
Derivative liabilities	56,665	(14,111)	42,554	(47,222)	—	(4,668)
Accounting for Derivative Instruments and Hedging Activities
The Company does not enter into derivative instruments for speculative purposes. As discussed below under “Non-qualifying Derivatives and Derivatives for Purposes Other Than Hedging,” the Company uses various derivative instruments for risk management purposes that either do not qualify or have not been qualified for hedge accounting treatment, including derivatives used to economically hedge changes in the fair value of liabilities associated with the reinsurance of variable annuities with guaranteed living benefits. As of March 31, 2015 and December 31, 2014, the Company held interest rate swaps that were designated and qualified as cash flow hedges of interest rate risk, held foreign currency swaps that were designated and qualified as hedges of a portion of its net investment in its foreign operations, had derivative instruments that were not designated as hedging instruments and had forward bond purchase commitments that qualified as cash flow hedges. See Note 2 – “Summary of Significant Accounting Policies” of the Company’s 2014 Annual Report for a detailed discussion of the accounting treatment for derivative instruments, including embedded derivatives. Derivative instruments are carried at fair value and generally require an insignificant amount of cash at inception of the contracts.
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
The following table presents the components of AOCI, before income tax, and the condensed consolidated income statement classification where the gain or loss is recognized related to cash flow hedges for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Three months ended March 31,
	2015	2014
Accumulated other comprehensive income (loss), balance beginning of period	$(31,591)	$(4,578)
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	213	776
Amounts reclassified to investment related gains (losses), net	840	—
Amounts reclassified to investment income	(60)	(218)
Accumulated other comprehensive income (loss), balance end of period	$(30,598)	$(4,020)
As of March 31, 2015, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are approximately $0.1 million. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to investment income over the term of the investment cash flows.

The following table presents the effects of derivatives in cash flow hedging relationships on the condensed consolidated statements of income and AOCI for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Effective Portion			Ineffective Portion
Derivative Type	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified into Income from OCI	Classification of Gain (Loss) Reclassified into Net Income	Gain (Loss) Recognized in Income	Classification of Gain (Loss) Recognized in Net Income
For the three months ended March 31, 2015:
Interest rate swaps	$(7,567)	$60	Investment Income	$7	Investment related gains (losses)
Forward bond purchase commitments	7,780	(840)	Investment related gains (losses)	—	Investment related gains (losses)
Total	$213	$(780)		$7
For the three months ended March 31, 2014:
Interest rate swaps	$776	$218	Investment Income	$(6)	Investment related gains (losses)
All components of each derivative's gain or loss were included in the assessment of hedge effectiveness.
Hedges of Net Investments in Foreign Operations
The Company uses foreign currency swaps to hedge a portion of its net investment in certain foreign operations against adverse movements in exchange rates. The following table illustrates the Company’s net investments in foreign operations (“NIFO”) hedges for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Derivative Gains (Losses) Deferred in AOCI
	For the three months ended March 31,
Type of NIFO Hedge (1) (2)	2015	2014
Foreign currency swaps	$49,966	$23,080

(1)
There were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from accumulated other comprehensive income (loss) into investment income during the periods presented.

(2)	There was no ineffectiveness recognized for the Company’s hedges of net investments in foreign operations.

The cumulative foreign currency translation gain recorded in AOCI related to these hedges was $125.8 million and $75.8 million at March 31, 2015 and December 31, 2014, respectively. If a foreign operation was sold or substantially liquidated, the amounts in AOCI would be reclassified to the condensed consolidated statements of income. A pro rata portion would be reclassified upon partial sale of a foreign operation.
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
A summary of the effect of non-hedging derivatives, including embedded derivatives, on the Company’s income statement for the three months ended March 31, 2015 and 2014 is as follows (dollars in thousands):

		Gain (Loss) for the three months ended March 31,
Type of Non-hedging Derivative	Income Statement Location of Gain (Loss)	2015	2014
Interest rate swaps	Investment related gains (losses), net	$29,344	$29,653
Interest rate options	Investment related gains (losses), net	3,275	1,282
Financial futures	Investment related gains (losses), net	(7,331)	(1,584)
Foreign currency forwards	Investment related gains (losses), net	(220)	1,154
CPI swaps	Investment related gains (losses), net	(71)	352
Credit default swaps	Investment related gains (losses), net	2,658	(2,114)
Equity options	Investment related gains (losses), net	(8,067)	(8,966)
Longevity swaps	Other revenues	1,821	—
Mortality swaps	Other revenues	(479)	—
Subtotal		20,930	19,777
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	Investment related gains (losses), net	(2,325)	77,241
Indexed annuity products	Interest credited	(29,326)	(23,840)
Variable annuity products	Investment related gains (losses), net	(25,133)	(23,661)
Total non-hedging derivatives		$(35,854)	$49,517
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
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of credit default swaps sold by the Company at March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015			December 31, 2014
Rating Agency Designation of Referenced Credit Obligations(1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)
AAA/AA-/A+/A/A-
Single name credit default swaps	$1,819	$182,500	4.4	$1,498	$167,500	4.6
Credit default swaps referencing indices	—	—	—	—	—	—
Subtotal	1,819	182,500	4.4	1,498	167,500	4.6
BBB+/BBB/BBB-
Single name credit default swaps	232	267,200	4.7	168	217,200	4.9
Credit default swaps referencing indices	7,518	416,000	5.2	6,651	416,000	5.0
Subtotal	7,750	683,200	5.0	6,819	633,200	4.9
BB+
Single name credit default swaps	(172)	5,000	4.2	(130)	5,000	4.5
Credit default swaps referencing indices	—	—	—	—	—	—
Subtotal	(172)	5,000	4.2	(130)	5,000	4.5
Total	$9,397	$870,700	4.9	$8,187	$805,700	4.9

(1)	The rating agency designations are based on ratings from Standard and Poor’s (“S&P”).

(2)	Assumes the value of the referenced credit obligations is zero.

(3)	The weighted average years to maturity of the credit default swaps is calculated based on weighted average notional amounts.
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
Changes in fair values of embedded derivatives on modco or funds withheld treaties are net of an increase (decrease) in investment related gains (losses) of $0.1 million and $(0.9) million for the three months ended March 31, 2015 and 2014, respectively, associated with a CVA. The Company also reinsures equity-indexed annuity and variable annuity contracts with benefits that are considered embedded derivatives, including guaranteed minimum withdrawal benefits, guaranteed minimum accumulation benefits, and guaranteed minimum income benefits. Changes in fair values of embedded derivatives on variable annuity contracts are net of an increase in investment related gains (losses) of $0.5 million for both three month periods ended March 31, 2015 and 2014, associated with a CVA. The related gains (losses) and the effect on net income after amortization of deferred acquisition costs (“DAC”) and income taxes for the three months ended March 31, 2015 and 2014 are reflected in the following table (dollars in thousands):

	Three months ended March 31,
	2015	2014
Embedded derivatives in modco or funds withheld arrangements included in investment related gains	$(2,325)	$77,241
After the associated amortization of DAC and taxes, the related amounts included in net income	(2,588)	18,079
Embedded derivatives in variable annuity contracts included in investment related gains	(25,133)	(23,661)
After the associated amortization of DAC and taxes, the related amounts included in net income	(9,409)	(13,669)
Amounts related to embedded derivatives in equity-indexed annuities included in benefits and expenses	(29,326)	(23,840)
After the associated amortization of DAC and taxes, the related amounts included in net income	(15,999)	(18,375)
Credit Risk
The Company manages its credit risk related to over-the-counter ("OTC") derivatives by entering into transactions with creditworthy counterparties, maintaining collateral arrangements and through the use of master netting agreements that provide for a single net payment to be made by one counterparty to another at each due date and upon termination.
The credit exposure of the Company's OTC derivative transactions is represented by the contracts with a positive fair value (market value) at the reporting date. To reduce credit exposures, the Company seeks to (i) enter into OTC derivative transactions pursuant to master netting agreements that provide for a netting of payments and receipts with a single counterparty, and (ii) enter into agreements that allow the use of credit support annexes, which are bilateral rating-sensitive agreements that require collateral postings at established threshold levels. Certain of the Company's OTC derivatives are cleared derivatives, which are bilateral transactions between the Company and a counterparty where the transactions are cleared through a clearinghouse, such that each derivative counterparty is only exposed to the default of the clearinghouse. These cleared transactions require initial and daily variation margin collateral postings and include certain interest rate swaps and credit default swaps entered into on or after June 10, 2013, related to guidelines implemented under the Dodd-Frank Wall Street Reform and Consumer Protection Act. Also, the Company enters into exchange-traded futures through regulated exchanges and these transactions are settled on a daily basis, thereby reducing credit risk exposure in the event of non-performance by counterparties to such financial instruments.

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
The Company’s credit exposure related to derivative contracts is generally limited to the fair value at the reporting date plus or minus any collateral posted or held by the Company. The Company’s credit exposure to non-investment swaps is minimal, as mortality swaps are fully collateralized by a counterparty and longevity swaps would require posting of collateral only upon the occurrence of certain agreed upon events. Information regarding the Company’s credit exposure related to its over-the-counter derivative contracts, centrally cleared derivative contracts and margin account for exchange-traded futures, excluding longevity and mortality swaps, at March 31, 2015 and December 31, 2014 are reflected in the following table (dollars in thousands):

	March 31, 2015	December 31, 2014
Estimated fair value of derivatives in net asset position	$230,557	$175,209
Cash provided as collateral(1)	5,120	—
Securities pledged to counterparties as collateral(2)	55,397	47,222
Cash pledged from counterparties as collateral(3)	(219,016)	(178,141)
Securities pledged from counterparties as collateral(4)	(24,514)	(20,260)
Initial margin for cleared derivatives(2)	(31,291)	(16,333)
Net credit exposure	$16,253	$7,697
Margin account related to exchange-traded futures(5)	$6,267	$7,976

(1)	Consists of receivable from counterparty, included in other assets.

(2)	Included in available-for-sale securities, primarily consists of U.S. Treasury securities.

(3)	Included in cash and cash equivalents, with obligation to return cash collateral recorded in other liabilities.

(4)	Consists of U.S. Treasury securities.

(5)	Included in cash and cash equivalents.

6.	Fair Value of Assets and Liabilities
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
Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the related assets or liabilities. Level 3 assets and liabilities include those whose value is determined using market standard valuation techniques described above. When observable inputs are not available, the market standard techniques for determining the estimated fair value of certain securities that trade infrequently, and therefore have little transparency, rely on inputs that are significant to the estimated fair value and that are not observable in the market or cannot be derived principally from or corroborated by observable market data. These unobservable inputs can be based in large part on management judgment or estimation and cannot be supported by reference to market activity. Even though unobservable, management believes these inputs are based on assumptions deemed appropriate given the circumstances and consistent with what other market participants would use when pricing similar assets and liabilities. For the Company’s invested assets, this category generally includes corporate securities (primarily private placements and bank loans), asset-backed securities (including collateralized debt obligations and those with exposure to subprime mortgages), and to a lesser extent, certain residential and commercial mortgage-backed securities, among others. Prices are determined using valuation methodologies such as discounted cash flow models and other similar techniques. Non-binding broker quotes, which are utilized when pricing service information is not available, are reviewed for reasonableness based on the Company’s understanding of the market, and are generally considered Level 3. Under certain circumstances, based on its observations of transactions in active markets, the Company may conclude the prices received from independent third party pricing services or brokers are not reasonable or reflective of market activity. In those instances, the Company would apply internally developed valuation techniques to the related assets or liabilities. Additionally, the Company’s embedded derivatives, all of which are associated with reinsurance treaties and longevity and mortality swaps, are classified in Level 3 since their values include significant unobservable inputs.
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

Assets and Liabilities by Hierarchy Level
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 are summarized below (dollars in thousands):

March 31, 2015:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
Corporate securities	$15,179,135	$141,501	$13,750,655	$1,286,979
Canadian and Canadian provincial governments	3,893,739	—	3,893,739	—
Residential mortgage-backed securities	1,127,674	—	935,095	192,579
Asset-backed securities	1,098,112	—	488,676	609,436
Commercial mortgage-backed securities	1,534,274	—	1,440,405	93,869
U.S. government and agencies securities	473,408	385,705	59,947	27,756
State and political subdivision securities	429,771	—	387,896	41,875
Other foreign government supranational and foreign government-sponsored enterprises	2,065,110	273,890	1,776,018	15,202
Total fixed maturity securities – available-for-sale	25,801,223	801,096	22,732,431	2,267,696
Funds withheld at interest – embedded derivatives	19,769	—	—	19,769
Cash equivalents	376,508	376,508	—	—
Short-term investments	59,931	36,465	23,466	—
Other invested assets:
Non-redeemable preferred stock	94,374	86,382	—	7,992
Other equity securities	40,245	40,245	—	—
Derivatives:
Interest rate swaps	100,290	—	100,290	—
CPI swaps	(386)	—	(386)	—
Credit default swaps	9,781	—	9,781	—
Equity options	38,747	—	38,747	—
Foreign currency swaps	116,588	—	116,588	—
FVO contractholder-directed unit-linked investments	136,597	131,932	4,665	—
Other	12,480	12,480	—	—
Total other invested assets	548,716	271,039	269,685	7,992
Other assets – longevity swaps	8,602	—	—	8,602
Total	$26,814,749	$1,485,108	$23,025,582	$2,304,059
Liabilities:
Interest sensitive contract liabilities – embedded derivatives	$1,132,270	$—	$—	$1,132,270
Other liabilities:
Derivatives:
Interest rate swaps	17,784	—	17,784	—
Foreign currency forwards	10,514	—	10,514	—
Credit default swaps	384	—	384	—
Foreign currency swaps	32	—	32	—
Forward purchase commitments	5,749	—	5,749	—
Mortality swaps	1,276	—	—	1,276
Total	$1,168,009	$—	$34,463	$1,133,546

December 31, 2014:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
Corporate securities	$14,885,583	$115,822	$13,459,334	$1,310,427
Canadian and Canadian provincial governments	3,865,265	—	3,865,265	—
Residential mortgage-backed securities	1,037,896	—	849,802	188,094
Asset-backed securities	1,069,586	—	496,626	572,960
Commercial mortgage-backed securities	1,532,591	—	1,445,845	86,746
U.S. government and agencies securities	525,851	437,129	60,193	28,529
State and political subdivision securities	426,076	—	383,365	42,711
Other foreign government, supranational and foreign government-sponsored enterprises	2,138,124	285,995	1,832,466	19,663
Total fixed maturity securities – available-for-sale	25,480,972	838,946	22,392,896	2,249,130
Funds withheld at interest – embedded derivatives	22,094	—	—	22,094
Cash equivalents	899,846	899,846	—	—
Short-term investments	45,190	21,536	23,654	—
Other invested assets:
Non-redeemable preferred stock	99,363	91,450	9	7,904
Other equity securities	27,497	27,497	—	—
Derivatives:
Interest rate swaps	84,578	—	84,578	—
Interest rate options	18,195	—	18,195	—
CPI swaps	(561)	—	(561)	—
Credit default swaps	8,606	—	8,606	—
Equity options	35,242	—	35,242	—
Foreign currency swaps	70,906	—	70,906	—
FVO contractholder-directed unit-linked investments	140,344	134,749	5,595	—
Other	6,420	6,420	—	—
Total other invested assets	490,590	260,116	222,570	7,904
Other assets - longevity swaps	7,727	—	—	7,727
Total	$26,946,419	$2,020,444	$22,639,120	$2,286,855
Liabilities:
Interest sensitive contract liabilities – embedded derivatives	$1,085,166	$—	$—	$1,085,166
Other liabilities:
Derivatives:
Interest rate swaps	12,957	—	12,957	—
Foreign currency forwards	15,011	—	15,011	—
Credit default swaps	419	—	419	—
Forward purchase commitments	13,370	—	13,370	—
Mortality swaps	797	—	—	797
Total	$1,127,720	$—	$41,757	$1,085,963
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
Level 3 Measurements and Transfers
As of both March 31, 2015 and December 31, 2014, the Company classified approximately 8.8% of its fixed maturity securities in the Level 3 category. These securities primarily consist of private placement corporate securities and bank loans with inactive trading markets. Additionally, the Company has included asset-backed securities with subprime exposure and mortgage-backed securities with below investment grade ratings in the Level 3 category due to market uncertainty associated with these securities and the Company’s utilization of unobservable information from third parties for the valuation of these securities.

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

The following table presents quantitative information about significant unobservable inputs used in Level 3 fair value measurements that are developed by the Company, which does not include unobservable Level 3 asset and liability measurements provided by third parties, as of March 31, 2015 and December 31, 2014 (dollars in thousands):

March 31, 2015:		Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	Fair Value
Assets:
State and political subdivision securities	$5,038	Market comparable securities	Liquidity premium	1%
Corporate securities	221,072	Market comparable securities	Liquidity premium	0-2% (1%)
U.S. government and agencies	27,985	Market comparable securities	Liquidity premium	0-1% (1%)
Funds withheld at interest- embedded derivatives	19,769	Total return swap	Mortality	0-100% (2%)
			Lapse	0-35% (7%)
			Withdrawal	0-5% (3%)
			CVA	0-5% (1%)
			Crediting rate	2-4% (3%)
Longevity swaps	8,602	Discounted cash flow	Mortality	0-100% (2%)
			Mortality improvement	(10%)-10% (3%)
Liabilities:
Interest sensitive contract liabilities- embedded derivatives- indexed annuities	947,857	Discounted cash flow	Mortality	0-100% (2%)
			Lapse	0-35% (7%)
			Withdrawal	0-5% (3%)
			Option budget projection	2-4% (3%)

Interest sensitive contract liabilities- embedded derivatives- variable annuities	184,413	Discounted cash flow	Mortality	0-100% (2%)
			Lapse	0-25% (9%)
			Withdrawal	0-7% (3%)
			CVA	0-5% (1%)
			Long-term volatility	0-27% (10%)
Mortality swaps	1,276	Discounted cash flow	Mortality	0-100% (1%)

December 31, 2014:	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)

Assets:
State and political subdivision securities	$4,994	Market comparable securities	Liquidity premium	1%
Corporate securities	205,392	Market comparable securities	Liquidity premium	0-2% (1%)
U.S. government and agencies securities	28,530	Market comparable securities	Liquidity premium	0-1% (1%)
Funds withheld at interest- embedded derivatives	22,094	Total return swap	Mortality	0-100% (2%)
			Lapse	0-35% (7%)
			Withdrawal	0-5% (3%)
			CVA	0-5% (1%)
			Crediting rate	2-4% (3%)
Longevity swaps	7,727	Discounted cash flow	Mortality	0-100% (2%)
			Mortality improvement	(10%)-10% (3%)

Liabilities:
Interest sensitive contract liabilities- embedded derivatives- indexed annuities	925,887	Discounted cash flow	Mortality	0-100% (2%)
			Lapse	0-35% (7%)
			Withdrawal	0-5% (3%)
			Option budget projection	2-4% (3%)
Interest sensitive contract liabilities- embedded derivatives- variable annuities	159,279	Discounted cash flow	Mortality	0-100% (2%)
			Lapse	0-25% (8%)
			Withdrawal	0-7% (3%)
			CVA	0-5% (1%)
			Long-term volatility	0-27% (11%)
Mortality swaps	797	Discounted cash flow	Mortality	0-100% (1%)
The Company recognizes transfers of assets and liabilities into and out of levels within the fair value hierarchy at the beginning of the quarter in which the actual event or change in circumstances that caused the transfer occurs. Assets and liabilities transferred into Level 3 are due to a lack of observable market transactions and price information. Assets and liabilities are transferred out of Level 3 when circumstances change such that significant inputs can be corroborated with market observable data. This may be due to a significant increase in market activity for the asset or liability, a specific event, one or more significant input(s) becoming observable. Transfers out of Level 3 were primarily the result of the Company using observable pricing information or a third party pricing quotation that appropriately reflects the fair value of those assets and liabilities. In addition, certain transfers out of Level 3 were also due to ratings upgrades on mortgage-backed securities that had previously had below investment-grade ratings.

Transfers from Level 1 to Level 2 are due to the lack of observable market data when pricing these securities, while transfers from Level 2 to Level 1 are due to an increase in the availability of market observable data in an active market. The following tables present the transfers between Level 1 and Level 2 during the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Three months ended March 31,
	2015		2014
	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1
Fixed maturity securities - available-for-sale:
Corporate securities	$625	$5,100	$—	$—
The tables below provide a summary of the changes in fair value of Level 3 assets and liabilities for the three months ended March 31, 2015, as well as the portion of gains or losses included in income for the three months ended March 31, 2015 attributable to unrealized gains or losses related to those assets and liabilities still held at March 31, 2015 (dollars in thousands):

For the three months ended March 31, 2015:	Fixed maturity securities - available-for-sale
	Corporate securities	Residential mortgage- backed securities	Asset-backed securities	Commercial mortgage- backed securities	U.S. government and agencies securities	State and political subdivision securities
Fair value, beginning of period	$1,310,427	$188,094	$572,960	$86,746	$28,529	$42,711
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(803)	(140)	1,419	594	(19)	7
Investment related gains (losses), net	(405)	(82)	73	87	(107)	(4)
Claims & other policy benefits	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—	—
Included in other comprehensive income	6,069	523	3,632	(310)	176	25
Purchases(1)	36,900	11,439	40,991	—	121	—
Sales(1)	—	(714)	(7,356)	(956)	—	—
Settlements(1)	(59,600)	(5,719)	(4,122)	(5,120)	(944)	(29)
Transfers into Level 3	—	600	9,055	12,828	—	—
Transfers out of Level 3	(5,609)	(1,422)	(7,216)	—	—	(835)
Fair value, end of period	$1,286,979	$192,579	$609,436	$93,869	$27,756	$41,875
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(803)	$(141)	$1,399	$589	$(19)	$7
Investment related gains (losses), net	—	—	—	—	—	—
Claims & other policy benefits	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—	—

For the three months ended March 31, 2015 (continued):	Fixed maturity securities available-for-sale
	Other foreign government, supranational and foreign government-sponsored enterprises	Funds withheld at interest- embedded derivatives	Other invested assets - non-redeemable preferred stock	Other assets longevity swaps	Interest sensitive contract liabilities embedded derivatives	Other liabilities mortality swaps
Fair value, beginning of period	$19,663	$22,094	$7,904	$7,727	$(1,085,166)	$(797)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	—	—	—	—	—	—
Investment related gains (losses), net	—	(2,325)	—	—	(25,133)	—
Claims & other policy benefits	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	(29,326)	—
Included in other comprehensive income	182	—	88	1,821	—	—
Other revenues	—	—	—	(946)	—	(479)
Purchases(1)	—	—	29	—	(11,644)	—
Sales(1)	—	—	—	—	—	—
Settlements(1)	(310)	—	—	—	—	—
Transfers into Level 3	—	—	—	—	18,999	—
Transfers out of Level 3	(4,333)	—	(29)	—	—	—
Fair value, end of period	$15,202	$19,769	$7,992	$8,602	$(1,132,270)	$(1,276)
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$—	$—	$—	$—	$—	$—
Investment related gains (losses), net	—	—	—	—	(28,245)	—
Other revenues	—	—	—	(946)	—	(479)
Claims & other policy benefits	—	—	—	—	—	—
Interest credited	—	(2,325)	—	—	(48,324)	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—	—

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

The tables below provide a summary of the changes in fair value of Level 3 assets and liabilities for the three months ended March 31, 2014, as well as the portion of gains or losses included in income for the three months ended March 31, 2014 attributable to unrealized gains or losses related to those assets and liabilities still held at March 31, 2014 (dollars in thousands):

For the three months ended March 31, 2014:	Fixed maturity securities - available-for-sale
	Corporate securities	Residential mortgage-backed securities	Asset-backed securities	Commercial mortgage-backed securities	U.S. government and agencies securities
Fair value, beginning of period	$1,345,289	$153,505	$471,848	$101,785	$40,919
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(1,111)	56	2,057	372	(97)
Investment related gains (losses), net	(161)	106	304	86	(195)
Claims & other policy benefits	—	—	—	—	—
Interest credited	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—
Included in other comprehensive income	2,450	2,887	5,501	3,035	305
Purchases (1)	79,512	18,750	59,224	—	128
Sales(1)	(38,747)	(744)	(6,612)	(14,626)	—
Settlements(1)	(51,944)	(6,172)	(6,315)	(279)	(3,029)
Transfers into Level 3	6,930	10,563	5,948	—	—
Transfers out of Level 3	(50,517)	(1,024)	(29,280)	—	—
Fair value, end of period	$1,291,701	$177,927	$502,675	$90,373	$38,031
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(1,062)	$52	$2,050	$428	$(97)
Investment related gains (losses), net	—	—	—	—	—
Claims & other policy benefits	—	—	—	—	—
Interest credited	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—

	Fixed maturity securities - available-for-sale
For the three months ended March 31, 2014 (continued):	State and political subdivision securities	Other foreign government, supranational and foreign government-sponsored enterprises	Funds withheld at interest- embedded derivatives	Other invested assets- non-redeemable preferred stock	Interest sensitive contract liabilities embedded derivatives
Fair value, beginning of period	$43,776	$37,997	$(176,270)	$4,962	$(868,726)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	12	—	—	—	—
Investment related gains (losses), net	(4)	—	77,241	—	(23,661)
Claims & other policy benefits	—	—	—	—	—
Interest credited	—	—	—	—	(23,840)
Policy acquisition costs and other insurance expenses	—	—	—	—	—
Included in other comprehensive income	113	—	—	—	—
Purchases(1)	—	—	—	—	(15,193)
Sales(1)	—	—	—	—	—
Settlements(1)	(64)	(298)	—	—	19,433
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	(26,542)	—	(4,962)	—
Fair value, end of period	$43,833	$11,157	$(99,029)	$—	$(911,987)
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

	Carrying Value After Measurement		Net Investment Gains (Losses)
	At March 31,		Three months ended March 31,
(dollars in thousands)	2015	2014	2015	2014
Mortgage loans(1)	$3,540	$10,660	$50	$380
Limited partnership interests(2)	13,667	—	(4,509)	—

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

Fair Value of Financial Instruments
The Company is required by general accounting principles for Fair Value Measurements and Disclosures to disclose the fair value of certain financial instruments including those that are not carried at fair value. The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments, which were not measured at fair value on a recurring basis, at March 31, 2015 and December 31, 2014 (dollars in thousands). This table excludes any payables or receivables for collateral under repurchase agreements and other transactions. The estimated fair value of the excluded amount approximates carrying value as they equal the amount of cash collateral received/paid.

March 31, 2015:	Carrying Value	Estimated Fair Value	Fair Value Measurement Using:
			Level 1	Level 2	Level 3
Assets:
Mortgage loans on real estate	$2,913,486	$3,053,041	$—	$—	$3,053,041
Policy loans	1,284,085	1,284,085	—	1,284,085	—
Funds withheld at interest(1)	5,815,835	6,305,645	—	—	6,305,645
Cash and cash equivalents(2)	706,671	706,671	706,671	—	—
Short-term investments(2)	29,205	29,205	29,205	—	—
Other invested assets(2)	458,423	510,287	4,637	35,446	470,204
Accrued investment income	283,665	283,665	—	283,665	—
Liabilities:
Interest-sensitive contract liabilities(1)	$9,479,958	$9,830,871	$—	$—	$9,830,871
Long-term debt	2,313,884	2,527,728	—	—	2,527,728
Collateral finance and securitization notes	774,351	684,719	—	—	684,719

December 31, 2014:	Carrying Value	Estimated Fair Value	Fair Value Measurement Using:
			Level 1	Level 2	Level 3
Assets:
Mortgage loans on real estate	$2,712,238	$2,803,942	$—	$—	$2,803,942
Policy loans	1,284,284	1,284,284	—	1,284,284	—
Funds withheld at interest(1)	5,897,202	6,367,165	—	—	6,367,165
Cash and cash equivalents(2)	745,823	745,823	745,823	—	—
Short-term investments(2)	52,504	52,504	52,504	—	—
Other invested assets(2)	465,720	518,261	4,674	35,446	478,141
Accrued investment income	261,096	261,096	—	261,096	—
Liabilities:
Interest-sensitive contract liabilities(1)	$9,623,596	$9,666,240	$—	$—	$9,666,240
Long-term debt	2,314,293	2,518,399	—	—	2,518,399
Collateral finance and securitization notes	782,701	674,984	—	—	674,984

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
Long-term Debt/Collateral Finance and Securitization Notes – The fair value of the Company’s long-term debt and collateral finance and securitization notes is generally estimated by discounting future cash flows using market rates currently available for debt with similar remaining maturities and reflecting the credit risk of the Company, including inputs when available, from actively traded debt of the Company or other companies with similar credit quality. The valuation of long-term debt and collateral finance and securitization notes are generally obtained from brokers and is considered Level 3 in the fair value hierarchy.

7.	Segment Information
Effective January 1, 2015, the Company further refined its reporting of the Canada; Europe, Middle East and Africa; and Asia Pacific segments into traditional and non-traditional businesses to reflect the expanded product offerings within its geographic-based segments. The Company’s traditional and non-traditional segments are now managed separately and have discrete financial information available that is reviewed regularly by the Company’s chief operating decision maker. The Company has recently experienced growth and opportunity in its non-traditional businesses resulting from its efforts to meet the needs of its clients and adapt to the changing regulatory environment within the insurance industry. The non-traditional business primarily consists of asset-intensive, longevity, financial reinsurance and capital motivated transactions that are sourced and managed by the Company’s Global Financial Solutions unit. The prior period presentation has been adjusted to conform to the new segment reporting structure.
The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in Note 2 of the consolidated financial statements accompanying the 2014 Annual Report. The Company measures segment performance primarily based on profit or loss from operations before income taxes. There are no intersegment reinsurance transactions and the Company does not have any material long-lived assets. Investment income is allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes.
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

	Three months ended March 31,
Total revenues:	2015	2014
U.S. and Latin America:
Traditional	$1,255,290	$1,278,692
Non-Traditional	192,673	288,621
Total	1,447,963	1,567,313
Canada:
Traditional	265,004	271,444
Non-Traditional	11,874	6,305
Total	276,878	277,749
Europe, Middle East and Africa:
Traditional	295,232	307,750
Non-Traditional	55,376	58,107
Total	350,608	365,857
Asia Pacific:
Traditional	393,875	386,889
Non-Traditional	19,570	28,140
Total	413,445	415,029
Corporate and Other	31,719	31,225
Total	$2,520,613	$2,657,173

	Three months ended March 31,
Income (loss) before income taxes:	2015	2014
U.S. and Latin America:
Traditional	$17,843	$50,972
Non-Traditional	54,505	83,124
Total	72,348	134,096
Canada:
Traditional	22,727	19,433
Non-Traditional	4,131	631
Total	26,858	20,064
Europe, Middle East and Africa:
Traditional	10,482	(992)
Non-Traditional	19,634	16,197
Total	30,116	15,205
Asia Pacific:
Traditional	52,648	18,867
Non-Traditional	10,145	7,444
Total	62,793	26,311
Corporate and Other	(7,990)	3,764
Total	$184,125	$199,440

Total Assets:	March 31, 2015	December 31, 2014
U.S. and Latin America:
Traditional	$14,835,231	$14,159,824
Non-Traditional	11,548,878	11,572,251
Total	26,384,109	25,732,075
Canada:
Traditional	3,859,043	3,946,942
Non-Traditional	43,708	49,186
Total	3,902,751	3,996,128
Europe, Middle East and Africa:
Traditional	2,438,389	2,514,868
Non-Traditional	2,075,279	2,178,454
Total	4,513,668	4,693,322
Asia Pacific:
Traditional	2,953,837	2,951,723
Non-Traditional	657,826	667,645
Total	3,611,663	3,619,368
Corporate and Other	6,279,077	6,638,718
Total	$44,691,268	$44,679,611

8.	Commitments, Contingencies and Guarantees
Commitments
Funding of Investments
The Company's commitments to fund investments as of March 31, 2015 and December 31, 2014 are presented in the following table (dollars in thousands):

	March 31, 2015	December 31, 2014
Limited partnerships	$233,330	$254,314
Commercial mortgage loans	28,750	33,850
Bank loans and revolving credit agreements	49,835	52,859
Equity release mortgages	8,509	8,549
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
Letters of Credit
The Company has obtained bank letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions. At March 31, 2015 and December 31, 2014, there were approximately $159.9 million and $176.5 million, respectively, of undrawn outstanding bank letters of credit in favor of third parties. Additionally, the Company utilizes letters of credit primarily to secure reserve credits when it retrocedes business to its affiliated subsidiaries. The Company cedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions such as the U.S. and the United Kingdom. The capital required to support the business in the affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of March 31, 2015 and December 31, 2014, $1,335.6 million and $1,035.0 million, respectively, in undrawn letters of credit from various banks were outstanding, primarily backing reinsurance between the various subsidiaries of the Company. The banks providing letters of credit to the Company are included on the National Association of Insurance Commissioners (“NAIC”) list of approved banks.
The Company maintains eight credit facilities, a syndicated revolving credit facility with a capacity of $850.0 million, and seven letter of credit facilities with a combined capacity of $818.5 million. The Company may borrow cash and obtain letters of credit in multiple currencies under its syndicated revolving credit facility. The following table provides additional information on the Company’s credit facilities as of March 31, 2015 and December 31, 2014 (dollars in thousands):

		Amount Utilized(1)
Facility Capacity	Maturity Date	March 31, 2015	December 31, 2014	Basis of Fees
$850,000	September 2019	$577,157	$204,774	Senior unsecured long-term debt rating
77,259(2)	November 2015	77,259	74,623	Fixed
120,000	May 2016	80,040	80,040	Fixed
38,035(2)	May 2016	26,625	28,612	Fixed
150,000	June 2016	130,000	130,000	Fixed
100,000	June 2017	74,898	81,747	Fixed
270,000	November 2017	270,000	270,000	Fixed
63,174(2)	March 2019	63,174	80,961	Fixed

(1)	Represents issued but undrawn letters of credit. There was no cash borrowed for the periods presented.

(2)	Foreign currency facility, amounts presented are in U.S. dollars.

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
Guarantees
RGA has issued guarantees to third parties on behalf of its subsidiaries for the payment of amounts due under certain reinsurance treaties, securities borrowing arrangements, financing arrangements and office lease obligations, whereby, if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. In limited circumstances, treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA’s subsidiary is relatively new, unrated, or not of a significant size, relative to the ceding company. Liabilities supported by the treaty guarantees, before consideration for any legally offsetting amounts due from the guaranteed party are reflected on the Company’s condensed consolidated balance sheets in future policy benefits. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to borrowed securities provide additional security to third parties should a subsidiary fail to return the borrowed securities when due. RGA’s guarantees issued as of March 31, 2015 and December 31, 2014 are reflected in the following table (dollars in thousands):

	March 31, 2015	December 31, 2014
Treaty guarantees	$793,815	$826,496
Treaty guarantees, net of assets in trust	650,115	664,913
Borrowed securities	193,840	201,050
Financing arrangements	132,193	100,000
Lease obligations	6,085	6,085
RGA, through wholly-owned subsidiaries, has committed to provide statutory reserve support to third parties, in exchange for a fee, by funding loans if certain defined events occur. Such statutory reserves are required under the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX for term life insurance policies and Regulation A-XXX for universal life secondary guarantees). The third-parties have recourse to RGA should the subsidiary fail to provide the required funding, however, as of March 31, 2015, the Company does not believe that it will be required to provide any funding under these commitments as the occurrence of the defined events is considered remote. The following table presents the maximum potential obligation for these commitments as of March 31, 2015 (dollars in millions):

Commitment Period	March 31, 2015
2023	$500
2033	950
2034	3,000
2035	500
2036	1,432
In addition, the Company indemnifies its directors and officers as provided in its charters and by-laws. Since this indemnity generally is not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under this indemnity in the future.

9.	Income Tax
Provision for income tax expense differed from the amounts computed by applying the U.S. federal income tax statutory rate of 35% to pre-tax income as a result of the following for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Three months ended March 31,
	2015	2014
Tax provision at U.S. statutory rate	$64,444	$69,804
Increase (decrease) in income taxes resulting from:
Foreign tax rate differing from U.S. tax rate	(5,517)	(3,221)
Differences in tax bases in foreign jurisdictions	(6,670)	250
Deferred tax valuation allowance	6,791	(3,157)
Amounts related to tax audit contingencies	952	778
Corporate rate changes	272	(17)
Subpart F	6,434	2,439
Foreign tax credits	(2,343)	(855)
Return to provision adjustments	(4,765)	(3,353)
Other, net	(587)	108
Total provision for income taxes	$59,011	$62,776
Effective tax rate	32.1%	31.5%
The first quarter of 2015 effective tax rate was lower than the U.S. Statutory rate of 35.0% primarily as a result of income in non-U.S. jurisdictions with lower tax rates than the U.S. and differences in tax bases in foreign jurisdictions. The first quarter rate in 2014 was also lower due to the release of a valuation allowance on tax benefits associated with claims experience on certain treaties. These 2015 and 2014 adjustments were partially offset by a tax accrual related to the Active Financing Exception business extender provision that the U.S. Congress did not pass prior to the end of the quarter.

10.	Employee Benefit Plans
The components of net periodic benefit costs for the three months ended March 31, 2015 and 2014 were as follows (dollars in thousands):

	Pension Benefits		Other Benefits
	Three months ended March 31,		Three months ended March 31,
	2015	2014	2015	2014
Service cost	$2,030	$1,501	$589	$470
Interest Cost	1,243	808	491	338
Expected return on plan assets	(1,118)	(933)	—	—
Amortization of prior service cost	83	2	—	—
Amortization of prior actuarial loss	439	673	265	217
Net periodic benefit cost	$2,677	$2,051	$1,345	$1,025

The Company has made no pension contributions during the first three months of 2015, and expects to make total pension contributions of $3.7 million in 2015.

11.	Equity Based Compensation
Equity compensation expense was $4.5 million and $4.3 million in the first quarter of 2015 and 2014, respectively. In the first quarter of 2015, the Company granted 0.3 million stock appreciation rights at $90.06 weighted average exercise price per share and 0.2 million performance contingent units to employees. Additionally, non-employee directors were granted a total of 15,174 shares of common stock. As of March 31, 2015, 1.9 million share options at $53.08 weighted average per share were vested and exercisable with a remaining weighted average exercise period of 5.1 years. As of March 31, 2015, the total compensation cost of non-vested awards not yet recognized in the condensed consolidated financial statements was $43.0 million. It is estimated that these costs will vest over a weighted average period of 2.3 years.

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
Retrocession reinsurance treaties do not relieve the Company from its obligations to direct writing companies. Failure of retrocessionaires to honor their obligations could result in losses to the Company. Consequently, allowances would be established for amounts deemed uncollectible. At March 31, 2015 and December 31, 2014, no allowances were deemed necessary. The Company regularly evaluates the financial condition of the insurance companies from which it assumes and to which it cedes reinsurance.
Retrocessions are arranged through the Company’s retrocession pools for amounts in excess of the Company’s retention limit. As of March 31, 2015 and December 31, 2014, all rated retrocession pool participants followed by the A.M. Best Company were rated “A- (excellent)” or better. The Company verifies retrocession pool participants’ ratings on a quarterly basis. For a majority of the retrocessionaires that were not rated, security in the form of letters of credit or trust assets has been given as additional security. In addition, the Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance. In addition to its third party retrocessionaires, various RGA reinsurance subsidiaries retrocede amounts in excess of their retention to affiliated subsidiaries.
The following table presents information for the Company's reinsurance ceded receivable assets, including the respective amount and A.M. Best rating for each reinsurer representing in excess of five percent of the total as of March 31, 2015 and December 31, 2014 (dollars in thousands):

		March 31, 2015		December 31, 2014
Reinsurer	A.M. Best Rating	Amount	% of Total	Amount	% of Total
Reinsurer A	A+	$197,021	29.6%	$210,996	36.5%
Reinsurer B	A+	152,870	23.0	45,541	7.9
Reinsurer C	A+	74,754	11.2	74,412	12.9
Reinsurer D	A++	49,313	7.4	43,154	7.5
Reinsurer E	A	45,468	6.8	43,818	7.6
Other reinsurers		146,371	22.0	160,285	27.6
Total		$665,797	100.0%	$578,206	100.0%
Included in the total reinsurance ceded receivables balance were $253.7 million and $143.0 million of claims recoverable, of which $13.6 million and $10.9 million were in excess of 90 days past due, as of March 31, 2015 and December 31, 2014, respectively. The increase in the Company's reinsurance ceded receivable and claims recoverable are due to a large retrocession transaction with Reinsurer B, as reflected in the table above.

13.	Stock Transactions
On January 22, 2015, RGA’s board of directors authorized a share repurchase program for up to $300.0 million of the RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date. Repurchases are to be made in accordance with applicable securities laws and are to be made through market transactions, block trades, privately negotiated transactions or other means or a combination of these methods, with the timing and number of shares repurchased dependent on a variety of factors, including share price, corporate and regulatory requirements and market and business conditions. Repurchases may be commenced or suspended from time to time without prior notice. In connection with this new authorization, the board of directors terminated the stock repurchase authority granted in 2014.
During the first quarter of 2015, RGA repurchased 2,538,718 shares of common stock under this program for $230.1 million. The common shares repurchased have been placed into treasury to be used for general corporate purposes. As of March 31, 2015 there was $69.9 million remaining under the share repurchase authorization.

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
Transfers and Servicing
In June 2014, the FASB amended the general accounting principles for Transfers and Servicing as it relates to the accounting for repurchase-to-maturity transactions, repurchase financings, and disclosures. This amendment requires entities to account for repurchase-to-maturity transactions as secured borrowings, eliminates guidance on linked repurchase financing transactions, and expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers accounted for as secured borrowings. These amendments are effective for annual years, and interim periods within those years, beginning after December 15, 2014. Certain interim period disclosures for repurchase agreements and securities lending transactions are not required until the second quarter of 2015. The adoption of this amendment is not expected to have an impact on the Company's condensed consolidated financial statements other than the addition of the required disclosures
Consolidation
In February 2015, the FASB amended the general accounting principle for Consolidation, effective for fiscal years beginning after December 15, 2015 and interim periods within those years and early adoption is permitted. The new standard is intended to improve targeted areas of the consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. The amendments affect the consolidation evaluation for reporting organizations. In addition, the amendments simplify and improve current GAAP by reducing the number of consolidation models. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements.
Debt Issuance Costs
In April 2015, the FASB amended the general accounting principle related to the presentation of Debt Issuance Costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. These amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The adoption of this amendment is not expected to have a material impact on the Company’s condensed consolidated financial statements.

15.	Subsequent Event
On April 1, 2015, the Company completed the acquisition of 100% of Aurora National Life Assurance Company’s stock (“Aurora”) from Swiss Re Life & Health America, Inc. (“Swiss Re”) pursuant to the stock purchase agreement dated October 20, 2014 between the Company and Swiss Re. The purchase price was approximately $200.0 million and represented approximately $3.7 billion of assets and $3.5 billion of liabilities subject to confirmation and customary post-closing adjustments. There is no goodwill, including tax deductible goodwill, associated with the acquisition. The aggregate purchase price will be subject to the customary post-closing adjustments within 90 days of the closing date. The business acquired will be managed by the U.S. and Latin America traditional and non-traditional segments.

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
Forward-looking statements should be evaluated together with the many risks and uncertainties that affect the Company’s business, including those mentioned in this document and the cautionary statements described in the periodic reports the Company files with the SEC. These forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligations to update these forward-looking statements, even though the Company’s situation may change in the future. The Company qualifies all of its forward-looking statements by these cautionary statements. For a discussion of these risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements, you are advised to see Item 1A – “Risk Factors” in the 2014 Annual Report.
Overview
RGA is an insurance holding company that was formed on December 31, 1992. The condensed consolidated financial statements include the assets, liabilities and results of operations of RGA, RGA Reinsurance, Reinsurance Company of Missouri, Incorporated, RGA Barbados, RGA Americas, RGA International Reinsurance Company Limited and RGA Reinsurance Company of Australia, Limited, as well as other subsidiaries, all of which are wholly owned (collectively, the Company).
The Company provides traditional and non-traditional reinsurance to its clients. Traditional reinsurance includes individual and group life and health, disability and critical illness reinsurance. Non-traditional reinsurance includes longevity reinsurance, asset-intensive reinsurance and financial reinsurance.

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
The Company has five geographic-based or function-based operational segments: U.S. and Latin America; Canada; Europe, Middle East and Africa; Asia Pacific; and Corporate and Other. Effective January 1, 2015, the Company further refined its reporting of the Canada; Europe, Middle East and Africa; and Asia Pacific segments into traditional and non-traditional businesses to reflect the expanded product offerings within its geographic-based segments. The Company has recently experienced growth and opportunity in its non-traditional businesses resulting from its efforts to meet the needs of its clients and adapt to the changing regulatory environment within the insurance industry. The non-traditional business primarily consists of asset-intensive, longevity, financial reinsurance and capital motivated transactions that are sourced and managed by the Company’s Global Financial Solutions unit. The prior period presentation has been adjusted to conform to the new segment reporting structure.
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
Results of Operations
Consolidated
Consolidated income before income taxes decreased $15.3 million, or 7.7% for the first quarter of 2015, as compared to the same period in 2014. The decrease in income was primarily due to unfavorable mortality experience in the U.S. and Latin America traditional segment and the Canada traditional segment compared to the prior year and a decrease in investment related gains. The decrease in investment related gains reflects changes in the fair value of embedded derivatives on modco or funds withheld treaties within the U.S. segment. The effect on income before income taxes related to these embedded derivatives was a decrease of $4.0 million in the first quarter of 2015 and an increase of $27.8 million in 2014. The large increase in fair value in the first quarter of 2014 reflects tightening credit spreads. In addition, foreign currency fluctuations relative to the prior year unfavorably affected income before income taxes by approximately $13.6 million in the first three months of 2015, as compared to the same period in 2014.
The Company recognizes in consolidated income, any changes in the fair value of embedded derivatives on modco or funds withheld treaties, equity-indexed annuity treaties (“EIAs”) and variable annuity products. The combined changes in these three types of embedded derivatives, after adjustment for deferred acquisition costs and retrocession, resulted in a reduction of approximately $33.0 million in consolidated income before income taxes in the first three months of 2015, as compared to the same period in 2014. This fluctuation does not affect current cash flows, crediting rates or spread performance on the underlying treaties. Therefore, management believes it is helpful to distinguish between the effects of changes in these embedded derivatives, net of related hedging activity, and the primary factors that drive profitability of the underlying treaties, namely investment income, fee income, and interest credited. The individual effect on income before income taxes for these three types of embedded derivatives is as follows:

•
The change in the value of embedded derivatives related to reinsurance treaties written on a modco or funds withheld basis are subject to the general accounting principles for derivatives and hedging related to embedded derivatives. The unrealized gains and losses associated with these embedded derivatives, after adjustment for deferred acquisition costs, reduced income before income taxes by $31.8 million in the first three months of 2015, as compared to the same period in 2014.

•
Changes in risk-free rates used in the fair value estimates of embedded derivatives associated with EIAs affect the amount of unrealized gains and losses the Company recognizes. The unrealized gains and losses associated with EIAs, after adjustment for deferred acquisition costs and retrocession, reduced income before income taxes by $7.7 million in the first three months of 2015, as compared to the same period in 2014.

•
The change in the Company’s liability for variable annuities associated with guaranteed minimum living benefits affects the amount of unrealized gains and losses the Company recognizes. The unrealized gains and losses associated with guaranteed minimum living benefits, after adjustment for deferred acquisition costs, increased income before income taxes by $6.5 million in the first three months of 2015, as compared to the same period in 2014.

Consolidated net premiums decreased $76.8 million, or 3.7%, in the first three months of 2015, as compared to the same period in 2014, due primarily to a large retrocession transaction completed during the fourth quarter of 2014, which reduced the U.S. and Latin America Traditional segment premiums by approximately $112.0 million for the first three months of 2015. In addition, foreign currency fluctuations unfavorably affected net premiums by approximately $96.6 million in the first quarter of 2015 as compared to the same period in 2014. Partially offsetting these decreases were additional premiums from new business from both new and existing treaties. Consolidated assumed life insurance in force decreased to $2,844.7 billion as of March 31, 2015 from $2,955.3 billion as of March 31, 2014 primarily due to adverse foreign currency fluctuations. Foreign currency fluctuations negatively affected the increase in assumed life insurance in force from March 31, 2014 by $208.2 billion. The Company added new business production, measured by face amount of insurance in force, of $105.8 billion and $98.9 billion during the first quarter of 2015 and 2014, respectively. Management believes industry consolidation and the established practice of reinsuring mortality risks should continue to provide opportunities for growth, albeit at rates less than historically experienced in some markets.
Consolidated investment income, net of related expenses, increased $22.5 million, or 5.6%, for the three months ended March 31, 2015, as compared to the same period in 2014. The increase is primarily due to a larger average invested asset base, excluding spread related business, and a slight increase in the investment yield. Average invested assets at amortized cost, excluding spread related business, for the three months ended March 31, 2015 totaled $21.1 billion, a 6.8% increase over March 31, 2014. The average yield earned on investments, excluding spread business, increased to 4.78%, for the first quarter of 2015 from 4.74% for the first quarter of 2014. The average yield will vary from quarter to quarter and year to year depending on a number of variables, including the prevailing interest rate and credit spread environment, changes in the mix of the underlying investments and cash balances, and the timing of dividends and distributions on certain investments. A continued low interest rate environment in the U.S. and Canada is expected to put downward pressure on this yield in future reporting periods.
Total investment related gains (losses), net decreased by $77.0 million, or 91.0%, for the three months ended March 31, 2015, as compared to the same period in 2014. The decrease is primarily due to an unfavorable change in the value of embedded derivatives related to reinsurance treaties written on a modco or funds withheld basis of $79.6 million. See Note 4 - “Investments” and Note 5 - “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for additional information on the impairment losses and derivatives. A portion of investment income and investment related gains and losses are allocated to the operating segments based upon average assets and related capital levels deemed appropriate to support the segment operations.
The effective tax rate on a consolidated basis was 32.0% and 31.5% for the first quarter of 2015 and 2014, respectively. The first quarter of 2015 effective tax rate differs from the U.S. Statutory rate of 35.0% primarily due to income in non-U.S. jurisdictions with lower tax rates than the U.S. and differences in tax bases in foreign jurisdictions. The first quarter rate in 2014 was also lower due to the release of a valuation allowance on tax benefits associated with claims experience on certain treaties. These 2015 and 2014 adjustments were partially offset by a tax accrual related to the Active Financing Exception business extender provision that the U.S. Congress did not pass prior to the end of the quarter. The Company’s effective tax rate for one period may not be indicative of the rate for other periods, and may fluctuate due to a variety of factors, including the source and location of taxable income.

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
A discussion of each of the critical accounting policies may be found in the Company’s 2014 Annual Report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”
Further discussion and analysis of the results for 2015 compared to 2014 are presented by segment.

U.S. and Latin America Operations
U.S. and Latin America operations consist of two major segments: Traditional and Non-Traditional. The Traditional segment primarily specializes in individual mortality-risk reinsurance and to a lesser extent, group, health and long-term care reinsurance. The Non-Traditional segment consists of Asset-Intensive and Financial Reinsurance. Asset-Intensive within the Non-Traditional segment provides coinsurance of annuities and corporate-owned life insurance policies and to a lesser extent also issues fee-based synthetic guaranteed investment contracts, which include investment-only, stable value contracts. Financial Reinsurance within the Non-Traditional segment primarily involves assisting ceding companies in meeting applicable regulatory requirements by enhancing the ceding companies’ financial strength and regulatory surplus position. Typically these transactions do not qualify as reinsurance under GAAP, due to the low-risk nature of the transactions.

For the three months ended March 31, 2015:		Non-Traditional
(dollars in thousands)		Asset-Intensive	Financial Reinsurance	Total U.S. and Latin America
	Traditional
Revenues:
Net premiums	$1,114,094	$5,041	$—	$1,119,135
Investment income, net of related expenses	143,005	147,837	1,145	291,987
Investment related gains (losses), net	(2,473)	(3,199)	—	(5,672)
Other revenues	664	26,544	15,305	42,513
Total revenues	1,255,290	176,223	16,450	1,447,963
Benefits and expenses:
Claims and other policy benefits	1,039,407	6,726	—	1,046,133
Interest credited	12,944	94,985	—	107,929
Policy acquisition costs and other insurance expenses	158,567	28,054	2,416	189,037
Other operating expenses	26,529	4,318	1,669	32,516
Total benefits and expenses	1,237,447	134,083	4,085	1,375,615
Income before income taxes	$17,843	$42,140	$12,365	$72,348

For the three months ended March 31, 2014:		Non-Traditional
(dollars in thousands)		Asset-Intensive	Financial Reinsurance	Total U.S. and Latin America
	Traditional
Revenues:
Net premiums	$1,141,905	$5,180	$—	$1,147,085
Investment income, net of related expenses	133,376	158,402	1,247	293,025
Investment related gains (losses), net	2,769	76,335	83	79,187
Other revenues	642	28,276	19,098	48,016
Total revenues	1,278,692	268,193	20,428	1,567,313
Benefits and expenses:
Claims and other policy benefits	1,033,707	4,260	—	1,037,967
Interest credited	12,272	95,084	—	107,356
Policy acquisition costs and other insurance expenses	156,000	94,140	5,742	255,882
Other operating expenses	25,741	4,094	2,177	32,012
Total benefits and expenses	1,227,720	197,578	7,919	1,433,217
Income before income taxes	$50,972	$70,615	$12,509	$134,096

Income before income taxes decreased by $61.7 million, or 46.0%, for the three months ended March 31, 2015, as compared to the same period in 2014. The decrease in income before income taxes in the first three months was primarily driven by unfavorable mortality experience in the Traditional segment. The net change in fair value of the embedded derivatives - modco/funds withheld treaties increased (decreased) income before income taxes by $(1.5) million and $29.3 million for the three months ended March 31, 2015 and 2014, respectfully. The decrease in income associated with the decline in fair value of embedded derivatives related to these treaties for the three-months ended March 31, 2015 was primarily due to declining risk-free rates offset in part by widening credit spreads. The increase in income associated with the increase in fair value of embedded derivatives related to these treaties for the three-months ended March 31, 2014 was primarily due to tightening credit spreads.
Traditional Reinsurance
The U.S. and Latin America Traditional segment provides life and health reinsurance to clients for a variety of products through yearly renewable term, coinsurance and modified coinsurance agreements. These reinsurance arrangements may involve either facultative or automatic agreements.
Income before income taxes for the U.S. and Latin America Traditional segment decreased by $33.1 million, or 65.0%, for the three months ended March 31, 2015, as compared to the same period in 2014. Quarter-over-quarter mortality experience deteriorated primarily due to elevated claims experience in both the individual life and group lines of business. The first three months of 2015 saw both an increase in the number and the average size of claims.
Net premiums decreased $27.8 million, or 2.4%, for the three months ended March 31, 2015, as compared to the same period in 2014. The decrease in net premiums was primarily driven by a large retrocession transaction completed during the fourth quarter of 2014, which reduced U.S. Traditional premiums by approximately $112.0 million. Partially offsetting this transaction was an increase in net premiums due to a large in force block transaction entered into 2014 in addition to expected premium growth. In addition, the segment added new individual life business production, measured by face amount of insurance in force of $19.7 billion and $20.4 billion during the first three months of 2015 and 2014, respectively.
Net investment income increased $9.6 million, or 7.2%, for the three months ended March 31, 2015, as compared to the same period in 2014. The increase is due to an increase in the average invested asset base offset by lower yield rates. Investment related gains (losses), net decreased $5.2 million, for the three months ended March 31, 2015, as compared to the same period in 2014. A portion of investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support segment operations. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Claims and other policy benefits as a percentage of net premiums (“loss ratios”) were 93.3% and 90.5% for the three months ended March 31, 2015 and 2014, respectively. The increase in the loss ratios for the three months ended March 31, 2015, as compared to the same period in 2014 was due primarily to higher than normal adverse volatility in the total count and average size of individual mortality claims. Although reasonably predictable over a period of years, claims can be volatile over short-term periods.
Interest credited expense increased $0.7 million, or 5.5%, for the three months ended March 31, 2015, as compared to the same period in 2014. Interest credited in this segment relates to amounts credited on cash value products which also have a significant mortality component. Income before income taxes is affected by the spread between the investment income and the interest credited on the underlying products.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 14.2% and 13.7% for the three months ended March 31, 2015 and 2014, respectively. The increase in the policy acquisition costs and other insurance expenses as a percentage of net premiums for the three months ended March 31, 2015, as compared to the same period in 2014, was due, in part, to the aforementioned large retrocession transaction. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels within coinsurance-type arrangements. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary. Also, the mix of first year coinsurance business versus yearly renewable term business can cause the percentage to fluctuate from period to period.
Other operating expenses increased $0.8 million, or 3.1%, for the three months ended March 31, 2015, as compared to the same period in 2014. Other operating expenses, as a percentage of net premiums were 2.4% and 2.3% for the three month periods ended March 31, 2015 and 2014, respectively. The expense ratio tends to fluctuate only slightly from period to period due to maturity and scale of this segment.

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
Impact of certain derivatives:
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

(dollars in thousands)	Three months ended March 31,
	2015	2014
Revenues:
Total revenues	$176,223	$268,193
Less:
Embedded derivatives – modco/funds withheld treaties	147	78,696
Guaranteed minimum benefit riders and related free standing derivatives	(4,567)	238
Revenues before certain derivatives	180,643	189,259
Benefits and expenses:
Total benefits and expenses	134,083	197,578
Less:
Embedded derivatives – modco/funds withheld treaties	1,656	49,427
Guaranteed minimum benefit riders and related free standing derivatives	(1,149)	640
Equity-indexed annuities	5,601	(2,131)
Benefits and expenses before certain derivatives	127,975	149,642
Income before income taxes:
Income before income taxes	42,140	70,615
Less:
Embedded derivatives – modco/funds withheld treaties	(1,509)	29,269
Guaranteed minimum benefit riders and related free standing derivatives	(3,418)	(402)
Equity-indexed annuities	(5,601)	2,131
Income before income taxes and certain derivatives	$52,668	$39,617
Embedded Derivatives - Modco/Funds Withheld Treaties - Represents the change in the fair value of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis. The fair value changes of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in benefits and expenses. Changes in the fair value of the embedded derivative are driven by changes in investment credit spreads, including the CVA. Generally, an increase in investment credit spreads, ignoring changes in the Company’s own credit risk, will have a negative impact on the fair value of the embedded derivative (decrease in income). Changes in fair values of these embedded derivatives are net of an increase (decrease) in revenues of $0.1 million and $(0.9) million for the three months ended March 31, 2015 and 2014, respectively, associated with a CVA. A 10% increase in the CVA would have increased revenues for the three months ended March 31, 2015 by approximately $0.1 million. Conversely, a 10% decrease in the CVA would have decreased revenues for the three months ended March 31, 2015 by approximately $0.1 million.

The change in fair value of the embedded derivatives - modco/funds withheld treaties decreased income before income taxes by $1.5 million for the three months ended March 31, 2015, compared with an increase of $29.3 million for the same period in 2014. The decrease in income for the three-months ended March 31, 2015 was primarily due to declining risk-free rates partially offset by widening credit spreads. The increase in income for the three-months ended March 31, 2014 was primarily due to tightening credit spreads.
Guaranteed Minimum Benefit Riders - Represents the impact related to guaranteed minimum benefits associated with the Company’s reinsurance of variable annuities. The fair value changes of the guaranteed minimum benefits along with the changes in fair value of the free standing derivatives (interest rate swaps, financial futures and equity options), purchased by the Company to substantially hedge the liability are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in benefits and expenses. Changes in fair values of these embedded derivatives are net of an increase in revenues of $0.5 million for both three month periods ended March 31, 2015 and 2014, associated with a CVA. A 10% increase in the CVA would have increased revenues for the three months ended March 31, 2015 by approximately $0.6 million. Conversely, a 10% decrease in the CVA would have decreased revenues for the three months ended March 31, 2015 by approximately $0.6 million.
The change in fair value of the guaranteed minimum benefits, after allowing for changes in the associated free standing derivatives, decreased income before income taxes by $3.4 million for the three months ended March 31, 2015, compared to a decrease of $0.4 million for the same period in 2014. The decrease in the first three months of income was primarily the result of the increase in fair value of the guaranteed minimum benefits from the interaction between rising equity markets, declining interest rates and a decrease in equity market implied volatility during the quarter. The decrease in income for the three months ended March 31, 2014 was also primarily due to the interaction between rising equity markets, declining interest rates, and a decrease in equity implied volatility.
Equity-Indexed Annuities - Primarily represents the impact of changes in the benchmark rate on the calculation of the fair value of embedded derivative liabilities associated with equity-indexed annuities, after adjustments for related deferred acquisition expenses. The change in fair value of embedded derivative liabilities associated with equity-indexed annuities decreased income before income taxes by $5.6 million for the three months ended March 31, 2015, compared with an increase of $2.1 million for the same period in 2014.  The decrease in income for the three-months ended March 31, 2015 was primarily due to rising U.S. equity markets partly offset by declining interest rates.  The increase in income for the three-months ended March 31, 2014 was primarily due to declining interest rates partially offset by rising equity markets.
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
Discussion and analysis before certain derivatives:
Income before income taxes and certain derivatives increased by $13.1 million in the first three months of 2015, as compared to the same period in 2014. The increase in the first quarter was primarily due to higher capital gains and losses net of deferred acquisition expenses related to funds withheld and coinsurance. Funds withheld capital gains and losses are reported through investment income while coinsurance activity is reflected in investment related gains (losses), net.
Revenue before certain derivatives decreased by $8.6 million in the first three months of 2015 compared to 2014. The decrease in the first quarter was primarily due to lower option gains associated with the reinsurance of certain EIAs and lower investment yields as a result of declining interest rates.
Benefits and expenses before certain derivatives decreased by $21.7 million in the first three months of 2015 compared to 2014. The decrease in the first three months was primarily due to lower interest credited associated with the reinsurance of certain EIAs. The effect on interest credited related to equity options is substantially offset by a corresponding change in investment income. Additionally, deferred acquisition expenses related to investment related gains and losses associated with funds withheld and coinsurance portfolios decreased for the three months ended March 31, 2015, compared to the same period in 2014.
The invested asset base supporting this segment decreased to $10.8 billion in the first quarter of 2015 from $11.0 billion in the first quarter of 2014. The decrease in the asset base was due primarily to one large closed-block transaction in which the business continues to run-off, as anticipated. As of March 31, 2015, $4.3 billion of the invested assets were funds withheld at interest, of which greater than 90% is associated with one client.

Non-Traditional - Financial Reinsurance
Financial Reinsurance within the U.S. and Latin America Non-Traditional segment income before income taxes consists primarily of net fees earned on financial reinsurance transactions. Additionally, a portion of the business is brokered business in which the Company does not participate in the assumption of risk. The fees earned from financial reinsurance contracts and brokered business are reflected in other revenues, and the fees paid to retrocessionaires are reflected in policy acquisition costs and other insurance expenses.
Income before income taxes decreased $0.1 million, or 1.2%, for the three months ended March 31, 2015, as compared to the same period in 2014. The decrease in 2015 was due to the termination of certain agreements offsetting the growth in new transactions and organic growth.
At March 31, 2015 and 2014, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial structures was $6.2 billion and $4.6 billion, respectively. The increase was primarily due to a number of new transactions, as well as organic growth on existing transactions. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and therefore can fluctuate from period to period.
Canada Operations
The Company conducts reinsurance business in Canada primarily through RGA Canada, a wholly-owned subsidiary. RGA Canada assists clients with capital management activity and mortality and morbidity risk management, and is primarily engaged in Traditional reinsurance, which consists mainly of traditional individual life reinsurance, as well as creditor, group life and health and critical illness reinsurance. Creditor insurance covers the outstanding balance on personal, mortgage or commercial loans in the event of death, disability or critical illness and is generally shorter in duration than traditional individual life insurance. RGA Canada is also engaged in Non-Traditional reinsurance which consists of longevity and financial reinsurance.

(dollars in thousands)	Three months ended March 31,
	2015			2014
Revenues:	Traditional	Non-Traditional	Total Canada	Traditional	Non-Traditional	Total Canada
Net premiums	$212,550	$9,967	$222,517	$225,304	$5,540	$230,844
Investment income, net of related expenses	49,440	550	49,990	46,879	724	47,603
Investment related gains (losses), net	1,458	—	1,458	(1,700)	41	(1,659)
Other revenues	1,556	1,357	2,913	961	—	961
Total revenues	265,004	11,874	276,878	271,444	6,305	277,749
Benefits and expenses:
Claims and other policy benefits	183,534	7,299	190,833	189,571	5,185	194,756
Interest credited	4	—	4	—	—	—
Policy acquisition costs and other insurance expenses	49,551	107	49,658	52,953	151	53,104
Other operating expenses	9,188	337	9,525	9,487	338	9,825
Total benefits and expenses	242,277	7,743	250,020	252,011	5,674	257,685
Income before income taxes	$22,727	$4,131	$26,858	$19,433	$631	$20,064
Income before income taxes increased by $6.8 million, or 33.9%, for the three months ended March 31, 2015, as compared to the same period in 2014. The increase in income in the first three months of 2015, as compared to the same period in 2014, was primarily due to increases in investment income, net investment related gains and non-traditional business offset by unfavorable traditional life mortality experience. Additionally, a weaker Canadian dollar resulted in a decrease in income before income taxes of $3.1 million for the first three months of 2015, as compared to the same period in 2014.
Traditional Reinsurance
Income before income taxes for the Canada Traditional segment increased by $3.3 million, or 17.0%, for the three months ended March 31, 2015, as compared to the same period in 2014. The increase in income in the first three months was primarily due to increases in investment income and net investment related gains offset by unfavorable traditional life mortality experience. Additionally, a weaker Canadian dollar resulted in a decrease in income before income taxes of $2.9 million for the first three months of 2015, as compared to the same period in 2014.

Net premiums decreased $12.8 million, or 5.7%, for the three months ended March 31, 2015, as compared to the same period in 2014. Foreign currency exchange fluctuation in the Canadian dollar resulted in a decrease in net premiums of approximately $26.1 million for the first three months of 2015, as compared to the same period in 2014. Largely offsetting this decrease were premiums from both new and existing treaties. Premium levels can be significantly influenced by currency fluctuations, large transactions, mix of business and reporting practices of ceding companies and therefore may fluctuate from period to period.
Net investment income increased $2.6 million, or 5.5%, for the three months ended March 31, 2015, as compared to the same period in 2014. This increase was primarily due to an increase in investment yield and growth in the invested asset base. Foreign currency exchange fluctuation in the Canadian dollar resulted in a decrease in net investment income of approximately $6.6 million in the first three months of 2015, as compared to the same period in 2014. A portion of investment income and investment related gains and losses are allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Loss ratios for this segment were 86.3% and 84.1% for the three months ended March 31, 2015 and 2014, respectively. Loss ratios for the traditional individual life mortality business were 102.5% and 99.7% for the three months ended March 31, 2015 and 2014, respectively. Excluding creditor business, claims as a percentage of net premiums for this segment were 84.6% and 77.6% for the three months ended March 31, 2015 and 2014, respectively. Historically, the loss ratio increased primarily as the result of several large permanent level premium in force blocks assumed in 1997 and 1998. These blocks are mature blocks of long-term permanent level premium business in which mortality as a percentage of net premiums is expected to be higher than historical ratios. The nature of permanent level premium policies requires the Company to set up actuarial liabilities and invest the amounts received in excess of early-year claims costs to fund claims in later years when premiums, by design, continue to be level as compared to expected increasing mortality or claim costs. Excluding creditor business, claims and other policy benefits, as a percentage of net premiums and investment income were 78.2% and 77.8% for the three months ended March 31, 2015 and 2014, respectively. Mortality claims were higher than expected in both three month periods ending March 31, 2015 and 2014.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 23.3% and 23.5% for the three months ended March 31, 2015 and 2014, respectively. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels and product mix. In addition, the amortization patterns of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary.

Other operating expenses decreased by $0.3 million, or 3.2%, for the three months ended March 31, 2015, as compared to the same period in 2014. Foreign currency exchange fluctuation in the Canadian dollar resulted in a decrease in operating expenses of approximately $1.1 million for the first three months of 2015, as compared to the same period in 2014. Other operating expenses as a percentage of net premiums were 4.3% and 4.2% for the three months ended March 31, 2015 and 2014, respectively.
Non-Traditional Reinsurance
Income before income taxes increased by $3.5 million, or 554.7%, for the three months ended March 31, 2015, as compared to the same period in 2014. The increase in income in the first three months was primarily due to fees associated with financial reinsurance and income from new non-traditional transactions completed during the first quarter of 2015. Additionally, a weaker Canadian dollar resulted in a decrease in income before income taxes of $0.3 million for the first three months of 2015, as compared to the same period in 2014.
Net premiums increased $4.4 million, or 79.9%, for the three months ended March 31, 2015, as compared to the same period in 2014. The increase was a result of a non-traditional reinsurance transaction completed during the first quarter of 2015. Foreign currency exchange fluctuation in the Canadian dollar resulted in a decrease in net premiums of approximately $1.3 million for the first three months of 2015, as compared to the same period in 2014. Premium levels can be significantly influenced by currency fluctuations, large transactions, mix of business and reporting practices of ceding companies and therefore may fluctuate from period to period.
Net investment income decreased $0.2 million, or 24.0%, for the three months ended March 31, 2015, as compared to the same period in 2014. A portion of investment income and investment related gains and losses are allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Other revenues increased $1.4 million for the three months ended March 31, 2015, as compared to the same period in 2014. The increase in other revenues in the first three months is primarily due to fees associated with financial reinsurance.

Claims and other policy benefits increased $2.1 million, or 40.8%, for the three months ended March 31, 2015 as compared to the same period in 2014. The increase was a result of new non-traditional reinsurance transactions completed during the first quarter of 2015. Although reasonably predictable over a period of years, claims can be volatile over shorter periods. Management views recent experience as normal short-term volatility that is inherent in the business.

Europe, Middle East and Africa Operations
The Europe, Middle East and Africa (“EMEA”) segment includes business generated by its offices principally in the United Kingdom (“UK”), South Africa, France, Germany, Ireland, Italy, the Netherlands, Poland, Spain, Turkey and the United Arab Emirates. EMEA consists of two major segments: Traditional and Non-Traditional. The Traditional segment primarily provides reinsurance through yearly renewable term and coinsurance agreements on a variety of life, health and critical illness products. Reinsurance agreements may be facultative or automatic agreements covering primarily individual risks and, in some markets, group risks. The Non-Traditional segment consists of reinsurance and other transactions associated with longevity and interest rate risk related to payout annuities, capital management solutions and financial reinsurance.

(dollars in thousands)	Three months ended March 31,
	2015			2014
Revenues:	Traditional	Non-Traditional	Total EMEA	Traditional	Non-Traditional	Total EMEA
Net premiums	$269,746	$29,860	$299,606	$291,798	$48,945	$340,743
Investment income, net of related expenses	12,089	16,877	28,966	11,824	1,545	13,369
Investment related gains (losses), net	12,257	851	13,108	3,724	98	3,822
Other revenues	1,140	7,788	8,928	404	7,519	7,923
Total revenues	295,232	55,376	350,608	307,750	58,107	365,857
Benefits and expenses:
Claims and other policy benefits	235,307	32,081	267,388	269,251	38,090	307,341
Interest credited	12,349	—	12,349	2,786	—	2,786
Policy acquisition costs and other insurance expenses	12,008	(530)	11,478	13,735	(470)	13,265
Other operating expenses	25,086	4,191	29,277	22,970	4,290	27,260
Total benefits and expenses	284,750	35,742	320,492	308,742	41,910	350,652
Income before income taxes	$10,482	$19,634	$30,116	$(992)	$16,197	$15,205
Income before income taxes increased by $14.9 million, or 98.1%, for the three months ended March 31, 2015, as compared to the same period in 2014. The increase in income before income taxes for the first three months was primarily due to increased business volumes, favorable traditional claims experience and favorable experience on longevity business. Foreign currency exchange fluctuations resulted in a decrease in income before income taxes totaling $3.8 million for the first three months ended March 31, 2015, as compared to the same period in 2014.
Traditional Reinsurance
Income before income taxes increased by $11.5 million for the three months ended March 31, 2015, as compared to the same period in 2014. The increase in income before income taxes for the first three months was primarily due to increased business volumes and favorable claims experience. Foreign currency exchange fluctuations resulted in a decrease in income before income taxes totaling $1.3 million for the first three months ended March 31, 2015, as compared to the same period in 2014.
Net premiums decreased $22.1 million, or 7.6%, for the three months ended March 31, 2015, as compared to the same period in 2014. Unfavorable foreign currency exchange fluctuations, particularly with the British pound and the Euro weakening against the U.S. dollar, decreased net premiums by approximately $29.4 million for the first three months of 2015, as compared to the same period in 2014. Largely offsetting this decrease were premiums from new business and growth in existing business.
A portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage, primarily in the UK. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Net premiums earned from this coverage totaled $58.2 million and $65.7 million for the first three months of 2015 and 2014, respectively. Premium levels can be significantly influenced by currency fluctuations, large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.

Net investment income increased $0.3 million, or 2.2%, for the three months ended March 31, 2015, as compared to the same period in 2014. This increase was primarily due to an increase in the invested asset base, partially offset by a decrease in investment yield. Foreign currency exchange fluctuation resulted in a decrease in net investment income of approximately $1.4 million in the first three months of 2015, as compared to the same period in 2014. A portion of investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Loss ratios for this segment were 87.2% and 92.3%, for the first three months ended March 31, 2015 and 2014, respectively. The decrease in the loss ratio in 2015 is due to favorable individual life claims experience over the prior year, primarily in the UK market. Although reasonably predictable over a period of years, claims can be volatile over shorter periods. Management views recent experience as normal short-term volatility that is inherent in the business.
Interest credited expense increased by $9.6 million for the three months ended March 31, 2015, as compared to the same period in 2014. Interest credited in this segment relates to amounts credited to the contractholders of unit-linked products. The effect on interest credited related to unit-linked products is substantially offset by a corresponding change in investment income and investment related gains (losses), net.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 4.5% and 4.7% for the three months ended March 31, 2015 and 2014, respectively. These percentages fluctuate due to timing of client company reporting, variations in the mixture of business and the relative maturity of the business. In addition, as the segment grows, renewal premiums, which have lower allowances than first-year premiums, represent a greater percentage of the total net premiums.
Other operating expenses increased $2.1 million, or 9.2%, for the three months ended March 31, 2015, as compared to the same period in 2014. Foreign currency exchange fluctuation resulted in a decrease in operating expenses of approximately $3.6 million for the first three months of 2015, as compared to the same period in 2014. Other operating expenses as a percentage of net premiums totaled 9.3% and 7.9% for the three months ended March 31, 2015 and 2014, respectively. Contributing to the increase in other operating expenses net of currency exchange fluctuations were acquisition related consulting costs, inflation and variability in performance related compensation.
Non-Traditional Reinsurance
Income before income taxes increased by $3.4 million, or 21.2%, for the three months ended March 31, 2015, as compared to the same period in 2014. The increase in income before income taxes for the first three months was primarily due to an increase in fee income treaties and favorable experience on longevity business. In addition, investment related gains increased $0.8 million in the first three months of 2015, largely due to asset repositioning related to a payout annuity reinsurance (longevity) transaction executed during 2014. Unfavorable foreign currency exchange fluctuations resulted in a decrease in income before income taxes totaling $2.5 million for the first three months ended March 31, 2015, as compared to the same period in 2014.
Net premiums decreased $19.1 million, or 39.0%, for the three months ended March 31, 2015, as compared to the same period in 2014. Net premiums decreased due to a new retrocession contract, executed for risk management purposes, which cedes longevity risk to third parties. Unfavorable foreign currency exchange fluctuations decreased net premiums by approximately $2.3 million for the first three months of 2015, as compared to the same period in 2014. Premium levels can be significantly influenced by currency fluctuations, large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.
Net investment income increased $15.3 million for the three months ended March 31, 2015, as compared to the same period in 2014. This increase was primarily due to an increase in the invested asset base related to payout annuity reinsurance (longevity) transactions executed after the first quarter of 2014. A portion of investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Other revenues increased by $0.3 million, or 3.6%, for the three months ended March 31, 2015, as compared to the same period in 2014. The increase in other revenues relates to an increase in non-reinsurance fee income from longevity derivatives. At March 31, 2015 and 2014, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures was $0.8 billion and $0.9 billion, respectively. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and, therefore, can fluctuate from period to period.

Claims and other policy benefits have decreased $6.0 million, or 15.8%, for the three months ended March 31, 2015, as compared to the same period in 2014. Claims and other policy benefits have decreased due to the new retrocession contract which cedes longevity risk to third parties. This reduction was partially offset by increased benefits associated with payout annuity reinsurance (longevity) transactions executed after the first quarter of 2014. Although reasonably predictable over a period of years, claims can vary over shorter periods and will vary with large transactions. Management views recent experience as normal.
Other operating expenses decreased $0.1 million, or 2.3%, for the three months ended March 31, 2015, as compared to the same period in 2014. Foreign currency exchange fluctuation resulted in a decrease in operating expenses of approximately $0.5 million for the first three months of 2015, as compared to the same period in 2014.
Asia Pacific Operations
The Asia Pacific operations include business generated by its offices principally in Australia, Hong Kong, India, Japan, Malaysia, Singapore, New Zealand, South Korea, Taiwan and mainland China. The principal types of reinsurance include life, critical illness, disability, superannuation, which are operated under the Traditional segment. Superannuation is the Australian government mandated compulsory retirement savings program. Superannuation funds accumulate retirement funds for employees, and, in addition, typically offer life and disability insurance coverage. The Non-Traditional segment includes financial reinsurance, asset-intensive and certain disability and life blocks sourced by the Global Financial Solutions unit. Reinsurance agreements may be facultative or automatic agreements covering primarily individual risks and in some markets, group risks.

(dollars in thousands)	Three months ended March 31,
	2015			2014
Revenues:	Traditional	Non-Traditional	Total Asia Pacific	Traditional	Non-Traditional	Total Asia Pacific
Net premiums	$372,145	$10,282	$382,427	$366,099	$15,651	$381,750
Investment income, net of related expenses	20,604	3,649	24,253	20,303	4,339	24,642
Investment related gains (losses), net	—	522	522	121	2,393	2,514
Other revenues	1,126	5,117	6,243	366	5,757	6,123
Total revenues	393,875	19,570	413,445	386,889	28,140	415,029
Benefits and expenses:
Claims and other policy benefits	265,309	5,735	271,044	286,676	16,920	303,596
Interest credited	—	184	184	—	246	246
Policy acquisition costs and other insurance expenses	46,912	546	47,458	53,579	710	54,289
Other operating expenses	29,006	2,960	31,966	27,767	2,820	30,587
Total benefits and expenses	341,227	9,425	350,652	368,022	20,696	388,718
Income (loss) before income taxes	$52,648	$10,145	$62,793	$18,867	$7,444	$26,311
Income before income taxes increased by $36.5 million, or 138.7%, for the three months ended March 31, 2015, as compared to the same period in 2014. The increase in income before income taxes for the first three months is primarily attributable to favorable mortality experience across the segment. Foreign currency exchange fluctuations resulted in a decrease to income before income taxes totaling approximately $5.2 million for the three months of 2015, as compared to the same period in 2014.
Traditional Reinsurance
Income before income taxes increased by $33.8 million, or 179.0%, for the three months ended March 31, 2015, as compared to the same period in 2014. The increase in income before income taxes for the first three months is primarily attributable to favorable mortality experience across the segment. Foreign currency exchange fluctuations resulted in a decrease to income before income taxes totaling approximately $4.8 million for the three months of 2015, as compared to the same period in 2014.
Net premiums increased $6.0 million, or 1.7%, for the three months ended March 31, 2015, as compared to the same period in 2014. The increase was driven by both new and existing business written throughout the segment. Foreign currency exchange fluctuations resulted in a decrease in net premiums of approximately $35.2 million for the first three months of 2015, as compared to the same period in 2014.
A portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Reinsurance of critical illness in the segment is offered primarily in South Korea, Australia and Hong Kong. Net premiums earned from this coverage totaled $69.9 million and $60.4 million for the first three months ended March 31, 2015 and 2014, respectively. Premium levels can be significantly influenced by currency fluctuations, large transactions and reporting practices of ceding companies and can fluctuate from period to period.

Net investment income increased $0.3 million, or 1.5%, for the three months ended March 31, 2015, as compared to the same period in 2014. The increase was primarily due to an increase in investment yield. The increase was offset by an unfavorable change in foreign currency exchange fluctuations of $2.3 million for the first three months of 2015, as compared to the same period in 2014. A portion of investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Other revenues increased by $0.8 million, or 207.7%, for the three months ended March 31, 2015, as compared to the same period in 2014. The increase in other revenues in the first three months is primarily due to a transaction in the Japan office that occurred in the second quarter of 2014.
Loss ratios for this segment were 71.3% and 78.3% for the three months ended March 31, 2015 and 2014, respectively. The decrease in the ratio for the first quarter is attributable to favorable mortality experience across the segment. Although reasonably predictable over a period of years, claims can be volatile over shorter periods. Management views recent experience as normal short-term volatility that is inherent in the business.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 12.6% and 14.6% for the three months ended March 31, 2015 and 2014, respectively. The ratio of policy acquisition costs and other insurance expenses as a percentage of net premiums should generally decline as the business matures; however, the percentage does fluctuate periodically due to timing of client company reporting and variations in the mixture of business.
Other operating expenses increased $1.2 million, or 4.5%, for the three months ended March 31, 2015, as compared to the same period in 2014. Other operating expenses as a percentage of net premiums totaled 7.8% and 7.6% for the three months ended March 31, 2015 and 2014, respectively. The timing of premium flows and the level of costs associated with the entrance into and development of new markets within the segment may cause other operating expenses as a percentage of net premiums to fluctuate over periods of time.
Non-Traditional Reinsurance
Income before income taxes increased by $2.7 million, or 36.3%, for the three months ended March 31, 2015, as compared to the same period in 2014. The increase in income before income taxes for the first three months is primarily attributable to favorable termination experience on a disabled life treaty in Australia. Foreign currency exchange fluctuations resulted in a decrease to income before income taxes totaling approximately $0.5 million for the three months of 2015, as compared to the same period in 2014.
Net premiums decreased $5.4 million, or 34.3%, for the three months ended March 31, 2015, as compared to the same period in 2014. The decrease primarily due to lapsation related to a treaty in Japan. Foreign currency exchange fluctuations resulted in a decrease in net premiums of approximately $1.7 million for the first three months of 2015, as compared to the same period in 2014. Premium levels can be significantly influenced by currency fluctuations, large transactions and reporting practices of ceding companies and can fluctuate from period to period.
Net investment income decreased $0.7 million, or 15.9%, for the three months ended March 31, 2015, as compared to the same period in 2014. The decrease was primarily due to a decrease in the invested asset base. Foreign currency exchange fluctuation resulted in a decrease in net investment income of approximately $0.5 million in the first three months of 2015, as compared to the same period in 2014. A portion of investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Other revenues decreased by $0.6 million, or 11.1%, for the three months ended March 31, 2015, as compared to the same period in 2014. The decrease in other revenues in the first three months is primarily due to the recapture of certain non-traditional treaties in the current quarter. At both March 31, 2015 and 2014, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures was $1.3 billion. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and, therefore, can fluctuate from period to period.
Claims and other policy benefits decreased by $11.2 million, or 66.1%, for the three months ended March 31, 2015, as compared to the same period in 2014. This decrease is attributable to favorable experience from the disability and life business in the segment. Although reasonably predictable over a period of years, claims can be volatile over shorter periods. Management views recent experience as normal short-term volatility that is inherent in the business.

Other operating expenses increased $0.1 million, or 5.0%, for the three months ended March 31, 2015, as compared to the same period in 2014 for the three months ended March 31, 2015 and 2014, respectively. The timing of premium flows and the level of costs associated with the entrance into and development of new markets within the segment may cause other operating expenses as a percentage of net premiums to fluctuate over periods of time.
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

(dollars in thousands)	Three months ended March 31,
	2015	2014
Revenues:
Net premiums	$167	$215
Investment income, net of related expenses	31,695	25,736
Investment related gains (losses), net	(1,833)	707
Other revenues	1,690	4,567
Total revenues	31,719	31,225
Benefits and expenses:
Claims and other policy benefits	53	17
Interest credited	212	206
Policy acquisition costs and other insurance income	(20,588)	(21,667)
Other operating expenses	18,334	11,252
Interest expense	35,627	35,084
Collateral finance and securitization expense	6,071	2,569
Total benefits and expenses	39,709	27,461
Income (loss) before income taxes	$(7,990)	$3,764
Income before income taxes decreased by $11.8 million, or 312.3%, for the three months ended March 31, 2015, as compared to the same period in 2014. The decrease in income before income taxes in the first quarter is primarily due to an increase of $12.2 million in total benefits and expenses, partially offset by an increase of $0.5 million in total revenues.
Total revenues increased by $0.5 million, or 1.6%, for the three months ended March 31, 2015, as compared to the same period in 2014. The increase for the first quarter is primarily due to an increase of $6.0 million in investment income, net of related expenses due to higher investment yields and higher allocated invested assets, partially offset by a decrease of $2.9 million in other revenues primarily due to a decrease in foreign currency exchange rate losses, and partially offset by a decrease of $2.5 million in investment related gains (losses), net.
Total benefits and expenses increased by $12.2 million, or 44.6%, for the three months ended March 31, 2015, as compared to the same period in 2014. The increase in 2015 is primarily due to a $7.1 million increase in other operating expenses primarily due to a decrease in the amount of executive costs allocated to the geographic segments, $3.5 million increase in collateral finance and securitization expense due to the issuance of $300.0 million of securitization notes in the fourth quarter of 2014 and a $1.1 million decrease in policy acquisition costs and other insurance income related to increased capital financing costs.
Liquidity and Capital Resources
Current Market Environment
The current interest rate environment in select markets, primarily the U.S. continues to negatively affect the Company's earnings. The Company's average investment yield, excluding spread related business, continues to be below 5.00%, with only slight movement since 2012. In addition, the Company’s insurance liabilities, in particular its annuity products, are sensitive to changing market factors. Lower interest rates and tightening credit spreads in 2014 have increased gross unrealized gains on fixed maturity and equity securities available-for-sale, which were $2,971.6 million and $1,844.8 million at March 31, 2015 and 2014, respectively. Gross unrealized losses totaled $99.5 million and $179.3 million at March 31, 2015 and 2014, respectively.

The Company continues to be in a position to hold any investment security showing an unrealized loss until recovery, provided it remains comfortable with the credit of the issuer. As indicated above, gross unrealized gains on investment securities of $2,971.6 million remain well in excess of gross unrealized losses of $99.5 million as of March 31, 2015. Historically low interest rates continued to put pressure on the Company’s investment yield. The Company does not rely on short-term funding or commercial paper and to date it has experienced no liquidity pressure, nor does it anticipate such pressure in the foreseeable future.
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
The Holding Company
RGA is an insurance holding company whose primary uses of liquidity include, but are not limited to, the immediate capital needs of its operating companies, dividends paid to its shareholders, repurchase of common stock and interest payments on its indebtedness. RGA recognized interest expense of $44.0 million and $44.6 million for the three months ended March 31, 2015 and 2014, respectively. RGA made no capital contributions to subsidiaries during the three months ended March 31, 2015 and $10.0 million for the three months ended March 31, 2014, respectively. Dividends to shareholders were $22.7 million and $21.2 million for the three months ended March 31, 2015 and 2014, respectively. There were $0.6 million principal payments on RGA’s debt for the three months ended March 31, 2015. The primary sources of RGA’s liquidity include proceeds from its capital raising efforts, interest income on undeployed corporate investments, interest income received on surplus notes issued by its subsidiaries and dividends from subsidiaries. RGA recognized interest and dividend income of $23.8 million and $24.9 million for the three months ended March 31, 2015 and 2014, respectively. As the Company continues its expansion efforts, RGA will continue to be dependent upon these sources of liquidity. As of March 31, 2015 and December 31, 2014, RGA held $716.4 million and $623.4 million, respectively, of cash and cash equivalents, short-term and other investments and fixed maturity investments.
RGA, through wholly-owned subsidiaries, has committed to provide statutory reserve support to third-parties, in exchange for a fee, by funding loans if certain defined events occur. Such statutory reserves are required under the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX for term life insurance policies and Regulation A-XXX for universal life secondary guarantees). The third-parties have recourse to RGA should the subsidiary fail to provide the required funding, however, as of March 31, 2015, the Company does not believe that it will be required to provide any funding under these commitments as the occurrence of the defined events is considered remote. See Note 8 - "Commitments, Contingencies and Guarantees" in the Notes to Condensed Consolidated Financial Statements for a table that presents these commitments by period and maximum obligation.
RGA has established an intercompany revolving credit facility where certain subsidiaries can lend to or borrow from each other and from RGA in order to manage capital and liquidity more efficiently. The intercompany revolving credit facility, which is a series of demand loans among RGA and its affiliates, comports with applicable insurance laws. This facility reduces overall borrowing costs by allowing RGA and its operating companies to access internal cash resources instead of incurring third-party transaction costs. The statutory borrowing and lending limit for RGA’s Missouri-domiciled insurance subsidiaries is currently 3% of the insurance company’s admitted assets as of its most recent year-end. There was $45.0 million and $35.0 million outstanding under the intercompany revolving credit facility as of March 31, 2015 and December 31, 2014, respectively. In addition to loans associated with the intercompany revolving credit facility, RGA and its subsidiary, RGA Capital LLC, provided loans to RGA Australian Holdings Pty Limited, another RGA subsidiary, with a total outstanding balance of $45.6 million and $49.1 million as of March 31, 2015 and December 31, 2014, respectively.
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
The undistributed earnings of substantially all of the Company’s foreign subsidiaries have been reinvested indefinitely in such non-U.S. operations, as described in Note 9 - “Income Tax” of the Notes to Consolidated Financial Statements in the 2014 Annual Report. Under current tax laws, should the Company repatriate such earnings, it may be subject to additional U.S. income taxes and foreign withholding taxes.

In April 2015, the RGA’s board of directors declared a dividend of $0.33 per share. All future payments of dividends are at the discretion of RGA’s board of directors and will depend on the Company’s earnings, capital requirements, insurance regulatory conditions, operating conditions, and other such factors as the board of directors may deem relevant. The amount of dividends that RGA can pay will depend in part on the operations of its reinsurance subsidiaries. See Note 13 - "Stock Transactions" in the Notes to Condensed Consolidated Financial Statements for information on the Company's share repurchase program.
Debt
Certain of the Company’s debt agreements contain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of consolidated net worth, maximum ratios of debt to capitalization and change of control provisions. The Company is required to maintain a minimum consolidated net worth, as defined in the debt agreements, of $2.8 billion, calculated as of the last day of each fiscal quarter. Also, consolidated indebtedness, calculated as of the last day of each fiscal quarter, cannot exceed 35% of the sum of the Company’s consolidated indebtedness plus adjusted consolidated stockholders' equity. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the various agreements. Additionally, the Company’s debt agreements contain cross-default covenants, which would make outstanding borrowings immediately payable in the event of a material uncured covenant default under any of the agreements, including, but not limited to, non-payment of indebtedness when due for an amount in excess of $100.0 million, bankruptcy proceedings, or any other event which results in the acceleration of the maturity of indebtedness. As of March 31, 2015 and December 31, 2014, the Company had $2,313.9 million and $2,314.3 million, respectively, in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, available liquidity at the holding company, and the Company’s ability to raise additional funds. Scheduled repayments of debt over the next five years total $2.5 million in 2016, $302.6 million in 2017, $2.7 million in 2018, $402.8 million in 2019, $2.9 million in 2020 and $1,603.4 million thereafter.
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
The Company may borrow up to $850.0 million in cash and obtain letters of credit in multiple currencies on its revolving credit facility that expires in September 2019. As of March 31, 2015, the Company had no cash borrowings outstanding and $577.2 million in issued, but undrawn, letters of credit under this facility. As of both March 31, 2015 and December 31, 2014, the average interest rate on short-term and long-term debt outstanding was 5.69%.
Based on the historic cash flows and the current financial results of the Company, management believes RGA’s cash flows will be sufficient to enable RGA to meet its obligations for at least the next 12 months.
Collateral Finance and Securitization and Statutory Reserve Funding
The Company uses various internal and third-party reinsurance arrangements and funding sources to manage statutory reserve strain, including reserves associated with Regulation XXX, and collateral requirements. Assets in trust and letters of credit are often used as collateral in these arrangements.
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
Timberlake Financial relies primarily upon the receipt of interest and principal payments on a surplus note and dividend payments from its wholly-owned subsidiary, Timberlake Re, a South Carolina captive insurance company, to make payments of interest and principal on the notes. The ability of Timberlake Re to make interest and principal payments on the surplus note and dividend payments to Timberlake Financial is contingent upon the South Carolina Department of Insurance’s regulatory approval. Approval to pay interest on the surplus note was granted through March 28, 2016.
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
In 2014, RGA's subsidiary, Chesterfield Financial, issued $300.0 million of asset-backed notes due December 2034 in a private placement. The notes were issued as part of an embedded value securitization transaction covering a closed block of policies assumed by RGA Reinsurance and retroceded to Chesterfield Re. Proceeds from the notes, along with a $79.0 million direct investment by the Company, were applied by Chesterfield Financial to (i) pay certain transaction-related expenses, (ii) establish a $27.0 million Reserve Account owned by Chesterfield Financial and pledged to the indenture trustee for the benefit of the holders of the notes (primarily to cover interest payments on the notes), and (iii) to fund an initial stock purchase from and capital contribution to Chesterfield Re of $346.5 million to capitalize Chesterfield Re and to finance the payment of a $256.5 million ceding commission by Chesterfield Re to RGA Reinsurance under the retrocession agreement. Interest on the notes accrues at an annual rate of 4.50%, payable quarterly. The notes represent senior, secured indebtedness of Chesterfield Financial. Limited support is provided by RGA for temporary potential liquidity events at Chesterfield Financial and for temporary potential statutory capital and surplus events at Chesterfield Re. Otherwise, there is no legal recourse to RGA or its other subsidiaries. The notes are not insured or guaranteed by any other person or entity.
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
Additional sources of liquidity to meet unexpected cash outflows in excess of operating cash inflows and current cash and equivalents on hand include selling short-term investments or fixed maturity securities and drawing funds under a revolving credit facility, under which the Company had availability of $272.8 million as of March 31, 2015. The Company also has $807.5 million of funds available through collateralized borrowings from the FHLB.
The Company’s principal cash outflows relate to the payment of claims liabilities, interest credited, operating expenses, income taxes, and principal and interest under debt and other financing obligations. The Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage and coinsurance contracts (See Note 2, “Summary of Significant Accounting Policies” of the Company's 2014 Annual Report). The Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance. The Company has never experienced a material default in connection with retrocession arrangements, nor has it experienced any difficulty in collecting claims recoverable from retrocessionaires; however, no assurance can be given as to the future performance of such retrocessionaires nor to the recoverability of future claims. The Company’s management believes its current sources of liquidity are adequate to meet its cash requirements for the next 12 months.
Summary of Primary Sources and Uses of Liquidity and Capital
The Company's primary sources and uses of liquidity and capital are summarized as follows:

	For the three months ended March 31,
	2015	2014
	(Dollars in thousands)
Sources:
Net cash provided by operating activities	$316,211	$541,228
Net cash provided by short-term debt issuances	—	50,000
Excess tax benefits from share-based payment arrangement	—	668
Exercise of stock options, net	5,759	6,364
Change in cash collateral for derivative positions and other arrangements	31,109	29,680
Effect of exchange rate changes on cash	—	7,306
Total sources	353,079	635,246

Uses:
Net cash used in investing activities	503,714	144,277
Dividends to stockholders	22,669	21,244
Repayment of collateral finance and securitization notes	7,367	—
Debt issuance costs	1,184	—
Principal payments of long-term debt	586	—
Purchases of treasury stock	214,665	86,837
Cash used for changes in universal life and other
investment type policies and contracts	130,294	179,403
Effect of exchange rate changes on cash	35,090	—
Total uses	915,569	431,761
Net increase (decrease) in cash and cash equivalents	$(562,490)	$203,485

Cash Flows from Operations - The principal cash inflows from the Company’s reinsurance activities come from premiums, investment and fee income, annuity considerations, deposit funds and income tax refunds. The principal cash outflows relate to the liabilities associated with various life and health insurance, annuity and disability products, operating expenses, income tax payments and interest on outstanding debt obligations. The primary liquidity concern with respect to these cash flows is the risk of shortfalls in premiums and investment income.
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
Contractual Obligations
The Company’s obligation related to its collateral finance facility, including interest, was reduced by $314.8 million since December 31, 2014, primarily due to the Company’s decision to terminate a collateral financing arrangement between its subsidiary, Manor Reinsurance Ltd., and an international bank. There were no other material changes in the Company’s contractual obligations from those reported in the 2014 Annual Report.
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
The Company’s asset-intensive products are primarily supported by investments in fixed maturity securities reflected on the Company’s balance sheet and under funds withheld arrangements with the ceding company. Investment guidelines are established to structure the investment portfolio based upon the type, duration and behavior of products in the liability portfolio so as to achieve targeted levels of profitability. The Company manages the asset-intensive business to provide a targeted spread between the interest rate earned on investments and the interest rate credited to the underlying interest-sensitive contract liabilities. The Company periodically reviews models projecting different interest rate scenarios and their effect on profitability. Certain of these asset-intensive agreements, primarily in the U.S. and Latin America Non-Traditional operating segment, are generally funded by fixed maturity securities that are withheld by the ceding company.
The Company’s liquidity position (cash and cash equivalents and short-term investments) was $1,172.3 million and $1,743.4 million at March 31, 2015 and December 31, 2014, respectively. Cash and cash equivalents includes cash collateral received from derivative counterparties of $219.0 million and $178.1 million as of March 31, 2015 and December 31, 2014, respectively. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in other liabilities in the Company’s condensed consolidated balance sheets. Liquidity needs are determined from valuation analyses conducted by operational units and are driven by product portfolios. Periodic evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.
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
RGA Reinsurance is a member of the FHLB and holds $35.4 million of FHLB common stock, which is included in other invested assets on the Company's condensed consolidated balance sheets. Membership provides RGA Reinsurance access to borrowing arrangements (“advances”) and funding agreements, discussed below, with the FHLB. RGA Reinsurance did not have any advances from the FHLB at March 31, 2015 and December 31, 2014. RGA Reinsurance had no advances during the first three months of 2015. RGA Reinsurance’s average outstanding balance of advances was $11.7 million during the first three months of 2014. Interest on advances is reflected in interest expense on the Company's condensed consolidated statements of income.
In addition, RGA Reinsurance has also entered into funding agreements with the FHLB under guaranteed investment contracts whereby RGA Reinsurance has issued the funding agreements in exchange for cash and for which the FHLB has been granted a blanket lien on RGA Reinsurance's commercial and residential mortgage-backed securities and commercial mortgage loans used to collateralize RGA Reinsurance's obligations under the funding agreements. RGA Reinsurance maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreements represented by this blanket lien provide that upon any event of default by RGA Reinsurance, the FHLB's recovery is limited to the amount of RGA Reinsurance's liability under the outstanding funding agreements. The amount of the RGA Reinsurance's liability for the funding agreements with the FHLB under guaranteed investment contracts was $636.1 million at both March 31, 2015 and December 31, 2014, which is included in interest sensitive contract liabilities on the Company's condensed consolidated balance sheets. The advances on these agreements are collateralized primarily by commercial and residential mortgage-backed securities and commercial mortgage loans. The amount of collateral exceeds the liability and is dependent on the type of assets collateralizing the guaranteed investment contracts.
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

Portfolio Composition
The Company had total cash and invested assets of $38.3 billion at both March 31, 2015 and December 31, 2014, as illustrated below (dollars in thousands):

	March 31, 2015	% of Total	December 31, 2014	% of Total
Fixed maturity securities, available-for-sale	$25,801,223	67.5%	$25,480,972	66.5%
Mortgage loans on real estate	2,913,486	7.6	2,712,238	7.1
Policy loans	1,284,085	3.4	1,284,284	3.3
Funds withheld at interest	5,841,554	15.3	5,922,561	15.4
Short-term investments	89,136	0.2	97,694	0.3
Other invested assets	1,243,033	3.2	1,198,319	3.1
Cash and cash equivalents	1,083,179	2.8	1,645,669	4.3
Total cash and invested assets	$38,255,696	100.0%	$38,341,737	100.0%
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

	Three months ended March 31,
	2015	2014	Increase/ (Decrease)
Average invested assets at amortized cost	$21,073,262	$19,726,037	6.8%
Net investment income	247,239	229,644	7.7
Investment yield (ratio of net investment income to average invested assets)	4.78%	4.74%	4 bps
Fixed Maturity and Equity Securities Available-for-Sale
See “Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables that provide the amortized cost, unrealized gains and losses, estimated fair value of fixed maturity and equity securities, and the other-than-temporary impairments in AOCI by sector as of March 31, 2015 and December 31, 2014.
The Company’s fixed maturity securities are invested primarily in corporate bonds, mortgage- and asset-backed securities, and U.S. and Canadian government securities. As of March 31, 2015 and December 31, 2014, approximately 94.3% and 94.6%, respectively, of the Company’s consolidated investment portfolio of fixed maturity securities were investment grade.
Important factors in the selection of investments include diversification, quality, yield, call protection and total rate of return potential. The relative importance of these factors is determined by market conditions and the underlying reinsurance liability and existing portfolio characteristics. The largest asset class in which fixed maturity securities were invested was corporate securities, which represented approximately 58.8% and 58.4% of total fixed maturity securities as of March 31, 2015 and December 31, 2014, respectively. See “Corporate Fixed Maturity Securities” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables showing the major industry types, which comprise the corporate fixed maturity holdings at March 31, 2015 and December 31, 2014.
As of March 31, 2015, the Company’s investments in Canadian and Canadian provincial government securities represented 15.1% of the fair value of total fixed maturity securities compared to 15.2% of the fair value of total fixed maturity securities at December 31, 2014. These assets are primarily high quality, long duration provincial strips, the valuation of which is closely linked to the interest rate curve. These assets are longer in duration and held primarily for asset/liability management to meet Canadian regulatory requirements. See “Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables showing the various sectors as of March 31, 2015 and December 31, 2014.

The Company references rating agency designations in some of its investments disclosures. These designations are based on the ratings from nationally recognized statistical rating organizations, primarily those assigned by S&P. In instances where a S&P rating is not available the Company references the rating provided by Moody’s and in the absence of both the Company will assign equivalent ratings based on information from the NAIC. The NAIC assigns securities quality ratings and uniform valuations called “NAIC Designations” which are used by insurers when preparing their U.S. statutory filings. Structured securities (mortgage-backed and asset-backed securities) held by the Company's insurance subsidiaries that maintain the NAIC statutory basis of accounting utilize the NAIC rating methodology. The NAIC assigns designations to publicly traded as well as privately placed securities. The designations assigned by the NAIC range from class 1 to class 6, with designations in classes 1 and 2 generally considered investment grade (BBB or higher rating agency designation). NAIC designations in classes 3 through 6 are generally considered below investment grade (BB or lower rating agency designation).
The quality of the Company’s available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity security portfolio, at March 31, 2015 and December 31, 2014 was as follows (dollars in thousands):

		March 31, 2015			December 31, 2014
NAIC Designation	Rating Agency Designation	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
1	AAA/AA/A	$14,515,363	$16,887,466	65.4%	$14,855,946	$16,866,777	66.1%
2	BBB	6,957,089	7,450,140	28.9	6,880,383	7,258,299	28.5
3	BB	799,090	825,796	3.2	750,152	760,531	3.0
4	B	419,277	404,081	1.6	387,456	372,375	1.5
5	CCC and lower	219,271	214,370	0.8	212,905	208,346	0.8
6	In or near default	23,626	19,370	0.1	18,755	14,644	0.1
	Total	$22,933,716	$25,801,223	100.0%	$23,105,597	$25,480,972	100.0%

The Company’s fixed maturity portfolio includes structured securities. The following table shows the types of structured securities the Company held at March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015		December 31, 2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Residential mortgage-backed securities:
Agency	$644,367	$692,101	$639,936	$677,352
Non-agency	428,048	435,573	351,931	360,544
Total residential mortgage-backed securities	1,072,415	1,127,674	991,867	1,037,896
Commercial mortgage-backed securities	1,448,372	1,534,274	1,453,657	1,532,591
Asset-backed securities	1,082,883	1,098,112	1,059,660	1,069,586
Total	$3,603,670	$3,760,060	$3,505,184	$3,640,073
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
As of March 31, 2015, approximately 99.0% of the commercial mortgage-backed securities were considered investment-grade utilizing the rating methodology described above.  The Company had no other-than-temporary impairments in its direct investments in commercial mortgage-backed securities for the three months ended March 31, 2015 or 2014.
Asset-backed securities include credit card and automobile receivables, student loans, home equity loans and collateralized debt obligations (primarily collateralized loan obligations). The Company owns floating rate securities that represent approximately 13.8% and 13.5% of the total fixed maturity securities at March 31, 2015 and December 31, 2014, respectively. These investments have a higher degree of income variability than the other fixed income holdings in the portfolio due to the floating rate nature of the interest payments. The Company holds these investments to match specific floating rate liabilities primarily reflected in the condensed consolidated balance sheets as collateral finance notes, as well as to enhance asset management strategies. In addition to the risks associated with floating rate securities, principal risks in holding asset-backed securities are structural, credit and capital market risks. Structural risks include the securities’ cash flow priority in the capital structure and the inherent prepayment sensitivity of the underlying collateral. Credit risks include the adequacy and ability to realize proceeds from the collateral. Credit risks are mitigated by credit enhancements which include excess spread, over-collateralization and subordination. Capital market risks include general level of interest rates and the liquidity for these securities in the marketplace.
The Company monitors its fixed maturity and equity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, the length of time and the extent to which the market value has been below amortized cost, compliance with covenants, general market and industry sector conditions, current intent and ability to hold securities, and various other subjective factors. Based on management's judgment, securities determined to have an other-than-temporary impairment in value are written down to fair value. See “Investments – Other-than-Temporary Impairment” in Note 2 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in the 2014 Annual Report for additional information. The table below summarizes other-than-temporary impairments and changes in the mortgage loan provision for the three months ended March 31, 2015 and 2014 (dollars in thousands).

	Three months ended March 31,
	2015	2014
Corporate / Other fixed maturity securities	$2,527	$303
Other impairment losses and change in mortgage loan provision	4,168	(1,664)
Total	$6,695	$(1,361)
At March 31, 2015 and December 31, 2014, the Company had $99.5 million and $134.9 million, respectively, of gross unrealized losses related to its fixed maturity and equity securities. The distribution of the gross unrealized losses related to these securities is shown below.

	March 31, 2015	December 31, 2014
Sector:
Corporate securities	66.7%	68.3%
Residential mortgage-backed securities	5.3	4.9
Asset-backed securities	8.1	7.7
Commercial mortgage-backed securities	7.4	6.4
U.S. government and agencies	—	0.4
State and political subdivisions	3.1	2.6
Other foreign government, supranational and foreign government-sponsored enterprises	9.4	9.7
Total	100.0%	100.0%
Industry:
Finance	17.1%	17.4%
Asset-backed	8.1	7.7
Industrial	48.3	49.3
Mortgage-backed	12.7	11.3
Government	12.5	12.7
Utility	1.3	1.6
Total	100.0%	100.0%
See “Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the total gross unrealized losses for fixed maturity and equity securities at March 31, 2015 and December 31, 2014, respectively, where the estimated fair value had declined and remained below amortized cost by less than 20% or more than 20%.

The Company’s determination of whether a decline in value is other-than-temporary includes analysis of the underlying credit and the extent and duration of a decline in value. The Company’s credit analysis of an investment includes determining whether the issuer is current on its contractual payments, evaluating whether it is probable that the Company will be able to collect all amounts due according to the contractual terms of the security and analyzing the overall ability of the Company to recover the amortized cost of the investment. In the Company’s impairment review process, the duration and severity of an unrealized loss position for equity securities are given greater weight and consideration given the lack of contractual cash flows and the deferability features of these securities. As of March 31, 2015 there were no gross unrealized losses on equity securities greater than 20 percent of the amortized cost for more than 12 months. As of December 31, 2014, there were immaterial gross unrealized losses on equity securities greater than 20 percent of the amortized cost for more than 12 months.
See “Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables that present the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for fixed maturity and equity securities that have estimated fair values below amortized cost, by class and grade security, as well as the length of time the related market value has remained below amortized cost as of March 31, 2015 and December 31, 2014.
As of both March 31, 2015 and December 31, 2014, the Company classified approximately 8.8% of its fixed maturity securities in the Level 3 category (refer to Note 6 – “Fair Value of Assets and Liabilities” in the Notes to Condensed Consolidated Financial Statements for additional information). These securities primarily consist of private placement corporate securities, bank loans, below investment grade commercial and residential mortgage-backed securities, collateralized loan obligations and subprime asset-backed securities with inactive trading markets.
See “Securities Borrowing and Other” in Note 4 - “Investments” in the Notes to Condensed Consolidated Financial Statements for information related to the Company’s securities borrowing, repurchase and repurchase/reverse repurchase programs.
Mortgage Loans on Real Estate
Mortgage loans represented approximately 7.6% and 7.1% of the Company’s cash and invested assets as of March 31, 2015 and December 31, 2014, respectively. The Company’s mortgage loan portfolio consists of U.S. based investments primarily in commercial offices, light industrial properties and retail locations. The mortgage loan portfolio is diversified by geographic region and property type. Additional information on geographic concentration and property type can be found under "Mortgage Loans on Real Estate" in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements.
As of March 31, 2015 and December 31, 2014, the Company’s mortgage loans, gross of valuation allowances, were distributed throughout the United States as follows (dollars in thousands):

	March 31, 2015		December 31, 2014
	Recorded Investment	% of Total	Recorded Investment	% of Total
Pacific	$756,812	25.8%	$678,114	24.9%
South Atlantic	680,056	23.3	622,859	22.9
Mountain	477,669	16.4	480,075	17.7
Middle Atlantic	164,251	5.6	284,300	10.5
West North Central	216,745	6.6	185,061	6.8
East North Central	299,758	10.3	178,478	6.6
West South Central	200,676	6.9	166,247	6.1
East South Central	63,330	2.2	62,794	2.3
New England	60,319	2.1	60,781	2.2
Total	$2,919,616	100.0%	$2,718,709	100.0%
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

Policy Loans
Policy loans comprised approximately 3.4% and 3.3% of the Company’s cash and invested assets as of March 31, 2015 and December 31, 2014, respectively, substantially all of which are associated with one client. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. Because policy loans represent premature distributions of policy liabilities, they have the effect of reducing future disintermediation risk. In addition, the Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.
Funds Withheld at Interest
Funds withheld at interest comprised approximately 15.3% and 15.4% of the Company’s cash and invested assets as of March 31, 2015 and December 31, 2014, respectively. For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company, and are reflected as funds withheld at interest on the Company’s consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances with amounts owed by the ceding company. Interest accrues to these assets at rates defined by the treaty terms. Additionally, under certain treaties the Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had an average rating of “A” at March 31, 2015 and December 31, 2014. Certain ceding companies maintain segregated portfolios for the benefit of the Company.
Other Invested Assets
Other invested assets include equity securities, limited partnership interests, joint ventures (other than operating joint ventures), structured loans, derivative contracts, FVO contractholder-directed unit-linked investments, FHLB common stock, real estate held-for-investment and equity release mortgages. Other invested assets represented approximately 3.2% and 3.1% of the Company’s cash and invested assets as of March 31, 2015 and December 31, 2014, respectively. See “Other Invested Assets” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the carrying value of the Company’s other invested assets by type as of March 31, 2015 and December 31, 2014.

The Company did not record any other-than-temporary impairments on equity securities in the first three months of 2015 or 2014. The Company recorded $4.5 million of other-than-temporary impairments on limited partnership interests in the first three months of 2015. The Company did not record any other-than-temporary impairments on limited partnership interests in the first three months of 2014.
The Company has utilized derivative financial instruments to protect the Company against possible changes in the fair value of its investment portfolio as a result of interest rate changes, to hedge against risk of changes in the purchase price of securities, to hedge liabilities associated with the reinsurance of variable annuities with guaranteed living benefits and to manage the portfolio’s effective yield, maturity and duration. In addition, the Company has used derivative financial instruments to reduce the risk associated with fluctuations in foreign currency exchange rates. The Company uses both exchange-traded, centrally cleared, and customized over-the-counter derivative financial instruments.
See Note 5 - “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the notional amounts and fair value of investment related derivative instruments held at March 31, 2015 and December 31, 2014.
The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value at the reporting date plus or minus any collateral posted or held by the Company. The Company had credit exposure related to its derivative contracts, excluding futures, longevity, and mortality swaps, of $16.3 million and $7.7 million at March 31, 2015 and December 31, 2014, respectively.
The Company manages its credit risk related to over-the-counter derivatives by entering into transactions with creditworthy counterparties, maintaining collateral arrangements and through the use of master agreements that provide for a single net payment to be made by one counterparty to another at each due date and upon termination. Certain of the Company's OTC derivatives are cleared derivatives, which are bilateral transactions between the Company and a counterparty where the transactions are cleared through a clearinghouse, such that each derivative counterparty is only exposed to the default of the clearinghouse. As exchange-traded futures are affected through regulated exchanges, and positions are marked to market on a daily basis, the Company has minimal exposure to credit-related losses in the event of nonperformance by counterparties. See Note 5 - “Derivative Instruments”

in the Notes to Condensed Consolidated Financial Statements for more information regarding the Company’s derivative instruments.
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
Enterprise Risk Management Structure and Governance
The Board of Directors (“the Board”) oversees enterprise risk through its standing committees. The Finance, Investments, and Risk Management (FIRM) Committee of the Board oversees the management of the Company’s ERM program and policies. The FIRM receives regular reports and assessments which describe the Company’s key risk exposures and include quantitative and qualitative assessments and information about breaches, exceptions, and waivers.
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
In addition to leading the ERM function, the CRO also chairs the Company’s Risk Management Steering Committee (“RMSC”), which is made up of senior management executives, including the Chief Executive Officer, the Chief Financial Officer ("CFO"), and the COO, among others. The RMSC has oversight over all risk matters within RGA and, among other responsibilities, approves targets and limits for each material risk at the consolidated level and reviews these limits at least annually. Exposure to these risks is calculated and presented to the RMSC at least quarterly. Any waiver or exception to established risk limits needs to be approved by the RMSC. The RMSC may delegate some of its responsibilities to other committees focusing on more specific risks. Such committees may report directly or indirectly to the RMSC. In addition to the risk committees at a consolidated level, some of RGA’s operating entities have risk management committees that oversee relevant risks relative to segment-level risk targets and limits.
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
Risk Categories
The Company categorizes its main risks as insurance risk, market risk, credit risk and operational risk. Specific risk assessments and descriptions can be found below and in Item 1A – “Risk Factors” of the 2014 Annual Report.
Insurance Risk
Insurance risk is the risk of loss due to experience deviating adversely from expectations for mortality, morbidity, longevity and policyholder behavior or lost future profits due to treaty recapture by clients. The Company uses multiple approaches to managing insurance risk: active insurance risk assessment and pricing appropriately for the risks assumed, transferring undesired risks, and managing the retained exposure prudently. These strategies are explained below.
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
Misestimation of any key risk can threaten the long term viability of the enterprise. Further, the pricing process is a key operational risk and significant effort is applied to ensuring the appropriateness of pricing assumptions. Some of the safeguards the Company uses to ensure proper pricing are: experience studies, strict underwriting, sensitivity and scenario testing, pricing guidelines and controls, authority limits and internal and external pricing reviews. In addition, the ERM function provides pricing oversight which includes periodic pricing audits.
Risk Transfer
To minimize volatility in financial results and reduce the impact of large losses, the Company transfers some of its insurance risk to third parties using vehicles such as retrocession and catastrophe coverage.
Individual Exposure Retrocession
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
Catastrophic Excess Loss Retrocession
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
Managing Retained Exposure
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
Market Risk
Market risk is the risk that net asset and liability values or revenue will be affected adversely by changes in market conditions such as market prices, exchange rates, and nominal interest rates. The Company is primarily exposed to interest rate, foreign currency, inflation, real estate and equity risks.
Interest Rate Risk
Interest rate risk is the potential for loss, on a net asset and liability basis, due to changes in interest rates, including both normal rate changes and credit spread changes. This risk arises from many of the Company’s primary activities, as the Company invests substantial funds in interest-sensitive assets, primarily fixed maturity securities, and also has certain interest-sensitive contract liabilities. A prolonged period where market yields are significantly below the book yields of the Company's asset portfolio puts downward pressure on portfolio book yields. The Company has been proactive in its investment strategies, reinsurance structures and overall asset-liability practices to reduce the risk of unfavorable consequences in this type of environment.
The Company manages interest rate risk to optimize the return on the Company’s capital and to preserve the value created by its business operations within certain constraints. As such, certain management monitoring processes are designed to minimize the effect of sudden and/or sustained changes in interest rates on fair value, cash flows, and net interest income. The Company manages its exposure to interest rates principally by managing the relative matching of the cash flows of its liabilities and assets.
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
There has been no significant change in the Company’s quantitative or qualitative aspects of market risk during the quarter ended March 31, 2015 from that disclosed in the 2014 Annual Report.
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
Equity Risk
Equity risk is the risk that net asset and liability (e.g. variable annuities or other equity linked exposures) values or revenues will be affected adversely by changes in equity markets. The Company assumes equity risk from alternative investments, fixed indexed annuities and variable annuities. The Company uses derivatives to hedge its exposure to movements in equity markets that have a direct correlation with certain of its reinsurance products.
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
Fixed Indexed Annuities
The Company reinsures fixed indexed annuities ("FIAs"). Credits for FIAs are affected by changes in equity markets. Thus the fair value of the benefit is a function of primarily index returns and volatility. The Company hedges most of the underlying FIA equity exposure.
Variable Annuities
The Company reinsures variable annuities including those with guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”) and guaranteed minimum withdrawal benefits (“GMWB”). Strong equity markets, increases in interest rates and decreases in equity market volatility will generally decrease the fair value of the liabilities underlying the benefits. Conversely, a decrease in the equity markets along with a decrease in interest rates and an increase in equity market volatility will generally result in an increase in the fair value of the liabilities underlying the benefits, which has the effect of increasing reserves and lowering earnings. The Company maintains a customized dynamic hedging program that is designed to substantially mitigate the risks associated with income volatility around the change in reserves on guaranteed benefits, ignoring the Company’s own credit risk assessment. However, the hedge positions may not fully offset the changes in the carrying value of the guarantees due to, among other things, time lags, high levels of volatility in the equity and derivative markets, extreme swings in interest rates, unexpected contract holder behavior, and divergence between the performance of the underlying funds and hedging indices. These factors, individually or collectively, may have a material adverse effect on the Company’s net income, financial condition or liquidity. The table below provides a summary of variable annuity account values and the fair value of the guaranteed benefits as of March 31, 2015 and December 31, 2014.

(dollars in millions)	March 31, 2015	December 31, 2014
No guarantee minimum benefits	$864	$881
GMDB only	71	75
GMIB only	5	5
GMAB only	41	44
GMWB only	1,600	1,636
GMDB / WB	410	427
Other	26	27
Total variable annuity account values	$3,017	$3,095
Fair value of liabilities associated with living benefit riders	$184	$159
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
The Company enters into various collateral arrangements, which require both the posting and accepting of collateral in connection with its derivative instruments. Collateral agreements contain attachment thresholds that vary depending on the posting party’s financial strength ratings. Additionally, a decrease in the Company’s financial strength rating to a specified level results in potential settlement of the derivative positions under the Company’s agreements with its counterparties. A committee was formed with the responsibility to set rules, approve and oversee all deals requiring collateral. See “Credit Risk” in Note 5 – “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for additional information on credit risk related to derivatives.
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

Generally, RGA’s insurance subsidiaries retrocede amounts in excess of their retention to RGA Reinsurance, Parkway Re, RGA Barbados, RGA Americas, Rockwood Re, Manor Re, RGA Worldwide or RGA Atlantic. External retrocessions are arranged through the Company’s retrocession pools for amounts in excess of its retention. As of March 31, 2015, all retrocession pool members in this excess retention pool rated by the A.M. Best Company were rated “A-” or better. A rating of “A-” is the fourth highest rating out of fifteen possible ratings. For a majority of the retrocessionaires that were not rated, letters of credit or trust assets have been given as additional security. In addition, the Company performs annual financial and in force reviews of its retrocessionaires to evaluate financial stability and performance.
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
Operational Risks
Operational risks represent the risk of loss, or lost business opportunities, due to inadequate or failed internal processes, people, or systems or due to external events. These risks are sometimes residual risks after insurance, market, and credit risks have been identified. Identified operational risks are divided into four areas and are evaluated through a quarterly qualitative assessment involving Risk Management Officers across RGA’s business units. The four areas include the following:
Process Risks
Process risks include known factors within the Company’s key operational processes (such as administration, claims, underwriting, investment operations, retrocession, pricing process, disruption of operations, information security, and financial reporting) that could have potential effects on the Company’s ability to meet business objectives.
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
Financial Risks
Financial risks take into account known factors related to fraud, collateral, expenses, financing, liquidity, tax, and valuation. There are many aspects to this set of risks that are important to the operations of the Company and its ability to meet obligations with its clients, shareholders, and regulators.
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
There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A.  Risk Factors
There were no material changes from the risk factors disclosed in the 2014 Annual Report.
ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes RGA’s repurchase activity of its common stock during the quarter ended March 31, 2015:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program
January 1, 2015 - January 31, 2015	1,034	$85.98	—	$300,000,000
February 1, 2015 - February 28, 2015	957,277	$98.14	937,654	$216,395,677
March 1, 2015 - March 31, 2015	1,061,064	$91.51	1,061,064	$69,875,807

(1)
RGA repurchased 937,654 and 1,601,064 shares of common stock under its share repurchase program for $83.6 million and $146.5 million during February and March 2015, respectively. The Company net settled - issuing 2,931 and 55,768 shares from treasury and repurchasing from recipients 1,034 and 19,623 shares in January and February, respectively, in settlement of income tax withholding requirements incurred by the recipients of an equity incentive award.

On January 22, 2015, RGA’s board of directors authorized a share repurchase program for up to $300.0 million of the RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date. Repurchases are to be made in accordance with applicable securities laws and are to be made through market transactions, block trades, privately negotiated transactions or other means or a combination of these methods, with the timing and number of shares repurchased dependent on a variety of factors, including share price, corporate and regulatory requirements and market and business conditions. Repurchases may be commenced or suspended from time to time without prior notice. In connection with this new authorization, the board of directors terminated the stock repurchase authority granted in 2014.
ITEM 5.  Other Information
Effective January 1, 2015, the Company further refined its reporting of the Canada; Europe, Middle East and Africa; and Asia Pacific segments into traditional and non-traditional businesses to reflect the expanded product offerings within its geographic-based segments. The Company’s traditional and non-traditional segments are now managed separately and have discrete financial information available that is reviewed regularly by the Company’s chief operating decision maker. Refer to Exhibit 99.1 of this report for comparable figures by quarter for 2014 and 2013.

ITEM 6.  Exhibits
See index to exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Reinsurance Group of America, Incorporated
Date: May 5, 2015	By:	/s/ A. Greig Woodring
A. Greig Woodring
President & Chief Executive Officer
(Principal Executive Officer)
Date: May 5, 2015	By:	/s/ Jack B. Lay
Jack B. Lay
Senior Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K filed November 25, 2008.

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K filed July 18, 2014.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Supplemental information containing the Company's traditional and non-traditional segment results for Canada, EMEA and Asia Pacific operations for 2014 and 2013.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document