Form 10-Q
period 2015-06-30
REINSURANCE GROUP OF AMERICA INC
filed 2015-08-05
CIK 898174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Yes         No   X
As of July 31, 2015, 66,467,879 shares of the registrant’s common stock were outstanding.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2015	December 31, 2014
	(Dollars in thousands, except share data)
Assets
Fixed maturity securities:
Available-for-sale at fair value (amortized cost of $26,305,332 and $23,105,597)	$28,063,975	$25,480,972
Mortgage loans on real estate (net of allowances of $5,942 and $6,471)	3,073,313	2,712,238
Policy loans	1,438,156	1,284,284
Funds withheld at interest	5,840,076	5,922,561
Short-term investments	76,118	97,694
Other invested assets	1,110,107	1,198,319
Total investments	39,601,745	36,696,068
Cash and cash equivalents	1,335,661	1,645,669
Accrued investment income	322,069	261,096
Premiums receivable and other reinsurance balances	1,518,208	1,527,729
Reinsurance ceded receivables	711,463	578,206
Deferred policy acquisition costs	3,299,541	3,342,575
Other assets	671,584	628,268
Total assets	$47,460,271	$44,679,611
Liabilities and Stockholders’ Equity
Future policy benefits	$16,773,035	$14,476,637
Interest-sensitive contract liabilities	13,516,059	12,591,497
Other policy claims and benefits	3,857,610	3,824,069
Other reinsurance balances	311,388	306,915
Deferred income taxes	2,246,086	2,365,817
Other liabilities	1,032,980	994,230
Long-term debt	2,313,470	2,314,293
Collateral finance and securitization notes	926,410	782,701
Total liabilities	40,977,038	37,656,159
Commitments and contingent liabilities (See Note 8)
Stockholders’ Equity:
Preferred stock - par value $.01 per share, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock - par value $.01 per share, 140,000,000 shares authorized, 79,137,758 shares issued at June 30, 2015 and December 31, 2014	791	791
Additional paid-in-capital	1,805,858	1,798,279
Retained earnings	4,425,302	4,239,647
Treasury stock, at cost - 12,716,098 and 10,364,797 shares	(898,082)	(672,394)
Accumulated other comprehensive income	1,149,364	1,657,129
Total stockholders’ equity	6,483,233	7,023,452
Total liabilities and stockholders’ equity	$47,460,271	$44,679,611
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues:	(Dollars in thousands, except per share data)
Net premiums	$2,129,043	$2,183,160	$4,152,895	$4,283,797
Investment income, net of related expenses	450,539	410,607	877,430	814,982
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(4,137)	(870)	(6,664)	(1,173)
Other investment related gains (losses), net	(12,041)	119,397	(1,931)	204,271
Total investment related gains (losses), net	(16,178)	118,527	(8,595)	203,098
Other revenues	66,936	120,726	129,223	188,316
Total revenues	2,630,340	2,833,020	5,150,953	5,490,193
Benefits and Expenses:
Claims and other policy benefits	1,866,183	1,841,885	3,641,634	3,685,562
Interest credited	77,246	115,962	197,924	226,556
Policy acquisition costs and other insurance expenses	300,412	409,374	577,455	764,247
Other operating expenses	131,600	127,462	253,218	238,398
Interest expense	35,851	35,211	71,478	70,295
Collateral finance and securitization expense	5,258	2,591	11,329	5,160
Total benefits and expenses	2,416,550	2,532,485	4,753,038	4,990,218
Income before income taxes	213,790	300,535	397,915	499,975
Provision for income taxes	83,399	102,239	142,410	165,015
Net income	$130,391	$198,296	$255,505	$334,960
Earnings per share:
Basic earnings per share	$1.97	$2.87	$3.80	$4.80
Diluted earnings per share	$1.94	$2.84	$3.76	$4.75
Dividends declared per share	$0.33	$0.30	$0.66	$0.60
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Comprehensive income (loss)	(Dollars in thousands)
Net income	$130,391	$198,296	$255,505	$334,960
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	21,935	42,643	(95,836)	(40)
Change in net unrealized gains and losses on investments	(757,641)	304,997	(413,717)	620,381
Change in other-than-temporary impairment losses on fixed maturity securities	—	1,248	—	1,698
Changes in pension and other postretirement plan adjustments	834	273	1,788	1,014
Total other comprehensive income (loss), net of tax	(734,872)	349,161	(507,765)	623,053
Total comprehensive income (loss)	$(604,481)	$547,457	$(252,260)	$958,013
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2015	2014
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$255,505	$334,960
Adjustments to reconcile net income to net cash provided by operating activities:
Change in operating assets and liabilities, net of acquisition:
Accrued investment income	(26,656)	(9,588)
Premiums receivable and other reinsurance balances	(19,683)	(104,002)
Deferred policy acquisition costs	5,136	165,257
Reinsurance ceded receivable balances	(115,355)	(27,310)
Future policy benefits, other policy claims and benefits, and other reinsurance balances	353,946	581,812
Deferred income taxes	77,047	111,735
Other assets and other liabilities, net	42,363	34,577
Amortization of net investment premiums, discounts and other	(39,021)	(51,521)
Investment related gains, net	8,595	(203,098)
Excess tax benefits from share-based payment arrangement	—	(1,268)
Other, net	63,815	76,256
Net cash provided by operating activities	605,692	907,810
Cash Flows from Investing Activities:
Sales of fixed maturity securities available-for-sale	2,742,814	2,756,942
Maturities of fixed maturity securities available-for-sale	232,712	239,279
Principal payments on mortgage loans on real estate	166,583	200,601
Principal payments on policy loans	441	46,747
Purchases of fixed maturity securities available-for-sale	(2,806,351)	(3,302,047)
Cash invested in mortgage loans on real estate	(531,317)	(266,002)
Cash invested in policy loans	(686)	(52,913)
Cash invested in funds withheld at interest	(57,708)	(39,856)
Purchase of business, net of cash acquired of $19,377	(191,450)	—
Purchases of property and equipment	(22,944)	(43,295)
Cash paid under securities repurchase agreements	(101,203)	—
Change in short-term investments	22,543	93,798
Change in other invested assets	73,529	271,373
Net cash used in investing activities	(473,037)	(95,373)
Cash Flows from Financing Activities:
Dividends to stockholders	(44,519)	(41,955)
Repayment of collateral finance and securitization notes	(17,632)	—
Net change in short-term debt	—	110,000
Proceeds from collateral finance transactions	160,060	—
Debt issuance costs	(1,170)	—
Principal payments of long-term debt	(1,178)	—
Purchases of treasury stock	(262,515)	(179,592)
Excess tax benefits from share-based payment arrangement	—	1,268
Exercise of stock options, net	12,641	9,578
Change in cash collateral for derivative positions and other arrangements	(31,244)	47,561
Deposits on universal life and other investment type policies and contracts	132,679	51,257
Withdrawals on universal life and other investment type policies and contracts	(363,600)	(374,567)
Net cash used in financing activities	(416,478)	(376,450)
Effect of exchange rate changes on cash	(26,185)	18,483
Change in cash and cash equivalents	(310,008)	454,470
Cash and cash equivalents, beginning of period	1,645,669	923,647
Cash and cash equivalents, end of period	$1,335,661	$1,378,117
Supplemental disclosures of cash flow information:
Interest paid	$74,637	$67,258
Income taxes paid, net of refunds	$(19,307)	$26,732
Non-cash transactions:
Transfer of invested assets	$118	$1,580,080
Accrual for capitalized assets	$2,121	$—
Purchase of a business:
Assets acquired, excluding cash acquired	$3,681,699	$—
Liabilities assumed	(3,490,249)	—
Net cash paid on purchase	$191,450	$—
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Business and Basis of Presentation
Reinsurance Group of America, Incorporated (“RGA”) is an insurance holding company that was formed on December 31, 1992. The accompanying unaudited condensed consolidated financial statements of RGA and its subsidiaries (collectively, the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments necessary for a fair presentation have been included. Results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. There were no subsequent events that would require disclosure or adjustments to the accompanying condensed consolidated financial statements through the date the financial statements were issued. These unaudited condensed consolidated financial statements include the accounts of RGA and its subsidiaries, and all intercompany accounts and transactions have been eliminated. These condensed consolidated statements should be read in conjunction with the Company’s 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 2, 2015 (the "2014 Annual Report").
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

2.	Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share on net income (in thousands, except per share information):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Earnings:
Net income (numerator for basic and diluted calculations)	$130,391	$198,296	$255,505	$334,960
Shares:
Weighted average outstanding shares (denominator for basic calculation)	66,351	69,076	67,246	69,823
Equivalent shares from outstanding stock options	769	642	785	666
Denominator for diluted calculation	67,120	69,718	68,031	70,489
Earnings per share:
Basic	$1.97	$2.87	$3.80	$4.80
Diluted	$1.94	$2.84	$3.76	$4.75
The calculation of common equivalent shares does not include the impact of options having a strike or conversion price that exceeds the average stock price for the earnings period, as the result would be antidilutive. The calculation of common equivalent shares also excludes the impact of outstanding performance contingent shares, as the conditions necessary for their issuance have not been satisfied as of the end of the reporting period. For the three months ended June 30, 2015, no stock options and approximately 0.7 million performance contingent shares were excluded from the calculation. For the three months ended June 30, 2014, approximately 0.3 million stock options and approximately 0.8 million performance contingent shares were excluded from the calculation. Year-to-date amounts for equivalent shares from outstanding stock options and performance contingent shares are the weighted average of the individual quarterly amounts.

3.	Accumulated Other Comprehensive Income
The balance of and changes in each component of accumulated other comprehensive income (loss) (“AOCI”) for the six months ended June 30, 2015 and 2014 are as follows (dollars in thousands):

	Accumulated Other Comprehensive Income (Loss), Net of Income Tax
	Accumulated Currency Translation Adjustments	Unrealized Appreciation (Depreciation) of Investments(1)	Pension and Postretirement Benefits	Total
Balance, December 31, 2014	$81,847	$1,624,773	$(49,491)	$1,657,129
Other comprehensive income (loss) before reclassifications	(89,220)	(612,314)	733	(700,801)
Deferred income tax benefit (expense)	(6,616)	204,252	(222)	197,414
Other comprehensive income (loss) before reclassifications, net of income tax	(95,836)	(408,062)	511	(503,387)
Amounts reclassified to (from) AOCI	—	(6,192)	1,965	(4,227)
Deferred income tax benefit (expense)	—	537	(688)	(151)
Amounts reclassified to (from) AOCI, net of income tax	—	(5,655)	1,277	(4,378)
Balance, June 30, 2015	$(13,989)	$1,211,056	$(47,703)	$1,149,364

	Accumulated Other Comprehensive Income (Loss), Net of Income Tax
	Accumulated Currency Translation Adjustments	Unrealized Appreciation (Depreciation) of Investments(1)	Pension and Postretirement Benefits	Total
Balance, December 31, 2013	$207,083	$820,245	$(21,721)	$1,005,607
Other comprehensive income (loss) before reclassifications	(9,162)	949,650	(257)	940,231
Deferred income tax benefit (expense)	9,122	(302,873)	251	(293,500)
Other comprehensive income (loss) before reclassifications, net of income tax	(40)	646,777	(6)	646,731
Amounts reclassified to (from) AOCI	—	(37,661)	1,570	(36,091)
Deferred income tax benefit (expense)	—	12,963	(550)	12,413
Amounts reclassified to (from) AOCI, net of income tax	—	(24,698)	1,020	(23,678)
Balance, June 30, 2014	$207,043	$1,442,324	$(20,707)	$1,628,660

(1)	Includes cash flow hedges. See Note 5 - “Derivative Instruments” for additional information on cash flow hedges.
The following table presents the amounts of AOCI reclassifications for the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

	Amount Reclassified from AOCI
	Three months ended June 30,		Six months ended June 30,
Details about AOCI Components	2015	2014	2015	2014	Affected Line Item in Statement of Income
Unrealized gains and losses on available-for-sale securities	$1,829	$27,142	$4,908	$28,331	Investment related gains (losses), net
Gains and losses on cash flow hedges	543	321	603	539	Investment income
Gains and losses on cash flow hedges	1,495	—	655	—	Investment related gains (losses), net
Deferred policy acquisition costs attributed to unrealized gains and losses(1)	(4,307)	4,370	26	8,791
Total	(440)	31,833	6,192	37,661
Provision for income taxes	(245)	(11,059)	(537)	(12,963)
Net unrealized gains (losses), net of tax	$(685)	$20,774	$5,655	$24,698
Amortization of unrealized pension and postretirement benefits:
Prior service cost(2)	$(80)	$(216)	$(163)	$(218)
Actuarial gains/(losses)(2)	(1,098)	(462)	(1,802)	(1,352)
Total	(1,178)	(678)	(1,965)	(1,570)
Provision for income taxes	413	238	688	550
Amortization of unrealized pension and postretirement benefits, net of tax	$(765)	$(440)	$(1,277)	$(1,020)

Total reclassifications, net of tax	$(1,450)	$20,334	$4,378	$23,678

(1)	This AOCI component is included in the computation of the deferred policy acquisition cost. See Note 8 – “Deferred Policy Acquisition Costs” of the 2014 Annual Report for additional details.

(2)	These AOCI components are included in the computation of the net periodic pension cost. See Note 10 – “Employee Benefit Plans” for additional details.

4.	Investments
Fixed Maturity and Equity Securities Available-for-Sale
The following tables provide information relating to investments in fixed maturity and equity securities by sector as of June 30, 2015 and December 31, 2014 (dollars in thousands):

June 30, 2015:	Amortized	Unrealized	Unrealized	Estimated Fair	% of	Other-than- temporary impairments
	Cost	Gains	Losses	Value	Total	in AOCI
Available-for-sale:
Corporate securities	$16,000,887	$730,409	$241,890	$16,489,406	58.8%	$—
Canadian and Canadian provincial governments	2,655,763	1,140,904	2,860	3,793,807	13.5	—
Residential mortgage-backed securities	1,154,732	47,241	11,094	1,190,879	4.2	(300)
Asset-backed securities	1,051,093	19,915	8,384	1,062,624	3.8	354
Commercial mortgage-backed securities	1,471,419	63,699	9,649	1,525,469	5.4	(1,609)
U.S. government and agencies	1,332,518	18,149	86,669	1,263,998	4.5	—
State and political subdivisions	478,262	38,891	10,981	506,172	1.8	—
Other foreign government, supranational and foreign government-sponsored enterprises	2,160,658	88,674	17,712	2,231,620	8.0	—
Total fixed maturity securities	$26,305,332	$2,147,882	$389,239	$28,063,975	100.0%	$(1,555)
Non-redeemable preferred stock	$91,717	$2,477	$3,620	$90,574	70.9%
Other equity securities	37,642	434	982	37,094	29.1
Total equity securities	$129,359	$2,911	$4,602	$127,668	100.0%

December 31, 2014:	Amortized	Unrealized	Unrealized	Estimated Fair	% of	Other-than- temporary impairments
	Cost	Gains	Losses	Value	Total	in AOCI
Available-for-sale:
Corporate securities	$14,010,604	$965,523	$90,544	$14,885,583	58.4%	$—
Canadian and Canadian provincial governments	2,668,852	1,196,420	7	3,865,265	15.2	—
Residential mortgage-backed securities	991,867	52,640	6,611	1,037,896	4.1	(300)
Asset-backed securities	1,059,660	20,301	10,375	1,069,586	4.2	354
Commercial mortgage-backed securities	1,453,657	87,593	8,659	1,532,591	6.0	(1,609)
U.S. government and agencies	501,352	25,014	515	525,851	2.0	—
State and political subdivisions	378,457	51,117	3,498	426,076	1.7	—
Other foreign government, supranational and foreign government-sponsored enterprises	2,041,148	110,065	13,089	2,138,124	8.4	—
Total fixed maturity securities	$23,105,597	$2,508,673	$133,298	$25,480,972	100.0%	$(1,555)
Non-redeemable preferred stock	$93,540	$7,350	$1,527	$99,363	78.3%
Other equity securities	26,994	597	94	27,497	21.7
Total equity securities	$120,534	$7,947	$1,621	$126,860	100.0%
The Company enters into various collateral arrangements that require both the pledging and acceptance of fixed maturity securities as collateral with derivative, repurchase agreement and reinsurance counterparties. Pledged fixed maturity securities are included in fixed maturity securities, available-for-sale in the condensed consolidated balance sheets. Fixed maturity securities received as collateral are held in separate custodial accounts and are not recorded on the Company’s condensed consolidated balance sheets. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge collateral it receives; however, as of June 30, 2015 and December 31, 2014, none of the collateral received had been sold or re-pledged. The Company also holds securities in trust to satisfy collateral requirements under certain third-party reinsurance treaties. The following table includes fixed maturity securities pledged and received as collateral, and assets in trust held to satisfy collateral requirements under certain third-party reinsurance treaties as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015		December 31, 2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity securities pledged as collateral	$181,681	$190,298	$127,229	$134,863
Fixed maturity securities received as collateral	n/a	126,422	n/a	117,227
Securities held in trust	9,948,045	10,501,206	10,197,489	10,922,947
The Company monitors its concentrations of financial instruments on an ongoing basis, and mitigates credit risk by maintaining a diversified investment portfolio which limits exposure to any one issuer. The Company’s exposure to concentrations of credit risk of single issuers greater than 10% of the Company’s stockholders’ equity included securities of the U.S. government and its agencies as of June 30, 2015, as well as the securities disclosed below as of June 30, 2015 and December 31, 2014 (dollars in thousands).

	June 30, 2015		December 31, 2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity securities guaranteed or issued by:
Canadian province of Ontario	$921,150	$1,295,793	$979,908	$1,359,339
Canadian province of Quebec	1,012,835	1,560,409	1,006,315	1,599,673
The amortized cost and estimated fair value of fixed maturity securities available-for-sale at June 30, 2015 are shown by contractual maturity in the table below (dollars in thousands). Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset and mortgage-backed securities are shown separately in the table below, as they are not due at a single maturity date.

	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due in one year or less	$686,582	$696,191
Due after one year through five years	4,882,381	5,118,186
Due after five years through ten years	7,920,478	8,213,365
Due after ten years	9,138,647	10,257,261
Asset and mortgage-backed securities	3,677,244	3,778,972
Total	$26,305,332	$28,063,975
Corporate Fixed Maturity Securities
The tables below show the major industry types of the Company’s corporate fixed maturity holdings as of June 30, 2015 and December 31, 2014 (dollars in thousands):

June 30, 2015:		Estimated
	Amortized Cost	Fair Value	% of Total
Finance	$5,238,400	$5,419,421	32.9%
Industrial	9,057,282	9,281,262	56.2
Utility	1,705,205	1,788,723	10.9
Total	$16,000,887	$16,489,406	100.0%

December 31, 2014:		Estimated
	Amortized Cost	Fair Value	% of Total
Finance	$4,789,568	$5,066,408	34.0%
Industrial	7,639,330	8,086,067	54.3
Utility	1,581,706	1,733,108	11.7
Total	$14,010,604	$14,885,583	100.0%

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

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Balance, beginning of period	$7,284	$11,696	$7,284	$11,696
Credit loss OTTI previously recognized on securities which matured, paid down, prepaid or were sold during the period	—	(4,412)	—	(4,412)
Balance, end of period	$7,284	$7,284	$7,284	$7,284
Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale
The following table presents the total gross unrealized losses for the 1,566 and 932 fixed maturity and equity securities as of June 30, 2015 and December 31, 2014, respectively, where the estimated fair value had declined and remained below amortized cost by the indicated amount (dollars in thousands):

	June 30, 2015		December 31, 2014
	Gross Unrealized Losses	% of Total	Gross Unrealized Losses	% of Total
Less than 20%	$373,312	94.8%	$111,965	83.0%
20% or more for less than six months	10,201	2.6	13,698	10.1
20% or more for six months or greater	10,328	2.6	9,256	6.9
Total	$393,841	100.0%	$134,919	100.0%
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
The following tables present the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for 1,566 and 932 fixed maturity and equity securities that have estimated fair values below amortized cost as of June 30, 2015 and December 31, 2014, respectively (dollars in thousands). These investments are presented by class and grade of security, as well as the length of time the related fair value has remained below amortized cost.

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
June 30, 2015:	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
Corporate securities	$4,719,168	$194,881	$299,379	$17,451	$5,018,547	$212,332
Canadian and Canadian provincial governments	117,996	2,860	—	—	117,996	2,860
Residential mortgage-backed securities	309,772	6,659	64,855	3,772	374,627	10,431
Asset-backed securities	294,220	3,101	126,602	3,504	420,822	6,605
Commercial mortgage-backed securities	220,262	4,376	22,831	1,392	243,093	5,768
U.S. government and agencies	862,953	86,669	—	—	862,953	86,669
State and political subdivisions	157,210	7,399	13,180	3,582	170,390	10,981
Other foreign government, supranational and foreign government-sponsored enterprises	402,345	13,050	33,829	1,988	436,174	15,038
Total investment grade securities	7,083,926	318,995	560,676	31,689	7,644,602	350,684
Below investment grade securities:
Corporate securities	553,615	23,667	58,910	5,891	612,525	29,558
Residential mortgage-backed securities	31,443	268	11,779	395	43,222	663
Asset-backed securities	5,305	84	12,102	1,695	17,407	1,779
Commercial mortgage-backed securities	6,523	534	7,544	3,347	14,067	3,881
Other foreign government, supranational and foreign government-sponsored enterprises	62,974	2,502	3,921	172	66,895	2,674
Total below investment grade securities	659,860	27,055	94,256	11,500	754,116	38,555
Total fixed maturity securities	$7,743,786	$346,050	$654,932	$43,189	$8,398,718	$389,239
Non-redeemable preferred stock	$39,466	$2,178	$6,225	$1,442	$45,691	$3,620
Other equity securities	26,791	982	—	—	26,791	982
Total equity securities	$66,257	$3,160	$6,225	$1,442	$72,482	$4,602

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
December 31, 2014:	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
Corporate securities	$1,225,767	$27,784	$614,294	$30,040	$1,840,061	$57,824
Canadian and Canadian provincial governments	—	—	1,235	7	1,235	7
Residential mortgage-backed securities	78,864	846	135,414	5,247	214,278	6,093
Asset-backed securities	332,785	4,021	109,411	4,289	442,196	8,310
Commercial mortgage-backed securities	78,632	564	28,375	2,461	107,007	3,025
U.S. government and agencies	81,317	89	32,959	426	114,276	515
State and political subdivisions	13,780	17	18,998	3,438	32,778	3,455
Other foreign government, supranational and foreign government-sponsored enterprises	156,725	7,007	76,111	2,946	232,836	9,953
Total investment grade securities	1,967,870	40,328	1,016,797	48,854	2,984,667	89,182
Below investment grade securities:
Corporate securities	415,886	29,316	32,567	3,404	448,453	32,720
Residential mortgage-backed securities	22,836	293	6,284	225	29,120	518
Asset-backed securities	12,448	274	7,108	1,791	19,556	2,065
Commercial mortgage-backed securities	3,288	249	5,580	5,385	8,868	5,634
State and political subdivisions	964	43	—	—	964	43
Other foreign government, supranational and foreign government-sponsored enterprises	13,986	3,136	—	—	13,986	3,136
Total below investment grade securities	469,408	33,311	51,539	10,805	520,947	44,116
Total fixed maturity securities	$2,437,278	$73,639	$1,068,336	$59,659	$3,505,614	$133,298
Non-redeemable preferred stock	$11,619	$235	$19,100	$1,292	$30,719	$1,527
Other equity securities	—	—	3,545	94	3,545	94
Total equity securities	$11,619	$235	$22,645	$1,386	$34,264	$1,621

The Company has no intention to sell nor does it expect to be required to sell the securities outlined in the table above, as of the dates indicated. However, unforeseen facts and circumstances may cause the Company to sell fixed maturity and equity securities in the ordinary course of managing its portfolio to meet certain diversification, credit quality and liquidity guidelines.
Unrealized losses on below investment grade securities as of June 30, 2015 are primarily related to high-yield corporate securities and commercial mortgage-backed securities. Unrealized losses increased across most security types as interest rates increased during the first six months of 2015.

Investment Income, Net of Related Expenses
Major categories of investment income, net of related expenses, consist of the following (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Fixed maturity securities available-for-sale	$303,792	$253,456	$573,560	$497,418
Mortgage loans on real estate	37,121	30,373	71,893	63,465
Policy loans	16,248	13,751	30,288	27,189
Funds withheld at interest	87,325	108,059	199,585	220,798
Short-term investments	814	80	1,509	1,045
Other invested assets	22,418	19,021	34,445	33,522
Investment income	467,718	424,740	911,280	843,437
Investment expense	(17,179)	(14,133)	(33,850)	(28,455)
Investment income, net of related expenses	$450,539	$410,607	$877,430	$814,982
Investment Related Gains (Losses), Net
Investment related gains (losses), net consist of the following (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Fixed maturity and equity securities available for sale:
Other-than-temporary impairment losses on fixed maturity securities recognized in earnings	$(4,137)	$(870)	$(6,664)	$(1,173)
Gain on investment activity	20,009	34,887	39,210	42,954
Loss on investment activity	(14,475)	(6,877)	(28,071)	(13,460)
Other impairment losses and change in mortgage loan provision	143	(5,309)	(4,025)	(3,645)
Derivatives and other, net	(17,718)	96,696	(9,045)	178,422
Total investment related gains (losses), net	$(16,178)	$118,527	$(8,595)	$203,098
The fluctuations in investment related gains (losses) for derivatives and other for the three and six months ended June 30, 2015, compared to the same periods in 2014, are primarily due to changes in the fair value of interest rate swaps and the embedded derivatives related to modified coinsurance and funds withheld treaties, as a result of changes in interest rates.
During the three months ended June 30, 2015 and 2014, the Company sold fixed maturity and equity securities with fair values of $651.3 million and $222.8 million at losses of $14.5 million and $6.9 million, respectively. During the six months ended June 30, 2015 and 2014, the Company sold fixed maturity and equity securities with fair values of $850.9 million and $457.9 million at losses of $28.1 million and $13.5 million, respectively. The Company generally does not engage in short-term buying and selling of securities.
Securities Borrowing and Other
The Company participates in securities borrowing programs whereby securities, which are not reflected on the Company’s condensed consolidated balance sheets, are borrowed from third parties. The borrowed securities are used to provide collateral under affiliated reinsurance transactions. The Company is required to maintain a minimum of 100% of the fair value, or par value under certain programs, of the borrowed securities as collateral. The collateral consists of rights to reinsurance treaty cash flows. If cash flows from the reinsurance treaties are insufficient to maintain the minimum collateral requirement, the Company may substitute cash or securities to meet the requirement. No cash or securities have been pledged by the Company for this purpose.

During the year, the Company participated in a repurchase program in which securities, reflected as investments on the Company’s condensed consolidated balance sheets, were pledged to a third party. In return, the Company received cash from the third party, reflected as a payable to the third party, included in other liabilities on the condensed consolidated balance sheets. The Company was required to maintain a minimum collateral balance with a fair value of 105% of the cash received. The Company terminated the program and all cash was returned prior to June 30, 2015. The gross balance of the repurchase agreement payable was $101.4 million as of December 31, 2014. This was fully collateralized by securities with a fair value of $107.2 million as of December 31, 2014.
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
The following table includes the amount of borrowed securities, repurchased securities pledged and repurchased/reverse repurchased securities pledged and received as of June 30, 2015 and December 31, 2014 (dollars in thousands).

	June 30, 2015		December 31, 2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Borrowed securities	$275,060	$284,602	$201,050	$212,946
Repurchase program securities pledged	—	—	92,446	107,158
Repurchase program/reverse repurchase program:
Securities pledged	298,900	313,771	298,466	314,160
Securities received	n/a	340,201	n/a	338,929
The following table presents information on the securities pledged as collateral by the Company related to its repurchase/reverse repurchase program as of June 30, 2015 (dollars in thousands). Collateral associated with certain borrowed securities is not included within the table as the collateral pledged to each counterparty is the right to reinsurance treaty cash flows.

	June 30, 2015
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Collateral on repurchase program
U.S. treasury and agency securities	$—	$—	$23,237	$177,294	$200,531
Residential mortgage-backed securities	—	—	—	104,144	104,144
Other debt instruments	9,096	—	—	—	9,096
Total borrowings	$9,096	$—	$23,237	$281,438	$313,771

Gross amount of recognized liabilities for repurchase agreement in preceding table					$340,201
Amounts related to agreements not included in offsetting disclosure					$26,430

Mortgage Loans on Real Estate
Mortgage loans represented approximately 7.8% and 7.4% of the Company’s total investments as of June 30, 2015 and December 31, 2014. The Company makes mortgage loans on income producing properties that are geographically diversified throughout the U.S., with the largest concentration being in California, which represented 20.6% and 18.7% of mortgage loans on real estate as of June 30, 2015 and December 31, 2014, respectively. Loan-to-value ratios at the time of loan approval are 75% or less. The distribution of mortgage loans, gross of valuation allowances, by property type is as follows as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015		December 31, 2014
Property type:	Recorded Investment	% of Total	Recorded Investment	% of Total
Office building	$957,724	31.1%	$851,749	31.3%
Retail	964,540	31.4	802,466	29.6
Industrial	535,856	17.4	466,583	17.2
Apartment	410,213	13.3	376,430	13.8
Other commercial	210,922	6.8	221,481	8.1
Total	$3,079,255	100.0%	$2,718,709	100.0%
The maturities of the mortgage loans, gross of valuation allowances, as of June 30, 2015 and December 31, 2014 are as follows (dollars in thousands):

	June 30, 2015		December 31, 2014
	Recorded Investment	% of Total	Recorded Investment	% of Total
Due within five years	$877,270	28.5%	$860,362	31.6%
Due after five years through ten years	1,459,108	47.4	1,165,530	42.9
Due after ten years	742,877	24.1	692,817	25.5
Total	$3,079,255	100.0%	$2,718,709	100.0%
Information regarding the Company’s credit quality indicators, as determined by the Company's internal evaluation methodology for its recorded investment in mortgage loans, gross of valuation allowances, as of June 30, 2015 and December 31, 2014 is as follows (dollars in thousands):

	June 30, 2015		December 31, 2014
Internal credit quality grade:	Recorded Investment	% of Total	Recorded Investment	% of Total
High investment grade	$1,553,149	50.5%	$1,326,199	48.8%
Investment grade	1,405,901	45.7	1,235,046	45.4
Average	81,284	2.6	118,152	4.4
Watch list	22,036	0.7	22,285	0.8
In or near default	16,885	0.5	17,027	0.6
Total	$3,079,255	100.0%	$2,718,709	100.0%

None of the payments due to the Company on its recorded investment in mortgage loans were delinquent as of June 30, 2015 and December 31, 2014.

The following table presents the recorded investment in mortgage loans, by method of measuring impairment, and the related valuation allowances as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015	December 31, 2014
Mortgage loans:
Individually measured for impairment	$16,885	$17,027
Collectively measured for impairment	3,062,370	2,701,682
Mortgage loans, gross of valuation allowances	3,079,255	2,718,709
Valuation allowances:
Individually measured for impairment	671	816
Collectively measured for impairment	5,271	5,655
Total valuation allowances	5,942	6,471
Mortgage loans, net of valuation allowances	$3,073,313	$2,712,238
Information regarding the Company’s loan valuation allowances for mortgage loans for the three and six months ended June 30, 2015 and 2014 is as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Balance, beginning of period	$6,130	$8,466	$6,471	$10,106
Charge-offs, net of recoveries	—	—	—	24
Provision (release)	(188)	1,226	(529)	(438)
Balance, end of period	$5,942	$9,692	$5,942	$9,692
Information regarding the portion of the Company’s mortgage loans that were impaired as of June 30, 2015 and December 31, 2014 is as follows (dollars in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Carrying Value
June 30, 2015:
Impaired mortgage loans with no valuation allowance recorded	$4,414	$4,354	$—	$4,354
Impaired mortgage loans with valuation allowance recorded	13,039	12,531	671	11,860
Total impaired mortgage loans	$17,453	$16,885	$671	$16,214
December 31, 2014:
Impaired mortgage loans with no valuation allowance recorded	$7,314	$6,711	$—	$6,711
Impaired mortgage loans with valuation allowance recorded	10,279	10,316	816	9,500
Total impaired mortgage loans	$17,593	$17,027	$816	$16,211

The Company’s average investment in impaired mortgage loans and the related interest income are reflected in the table below for the periods indicated (dollars in thousands):
	Three months ended June 30,
	2015		2014
	Average Recorded Investment(1)	Interest Income	Average Recorded Investment(1)	Interest Income
Impaired mortgage loans with no valuation allowance recorded	$5,524	$35	$14,589	$71
Impaired mortgage loans with valuation allowance recorded	11,397	229	15,855	259
Total impaired mortgage loans	$16,921	$264	$30,444	$330

	Six months ended June 30,
	2015		2014
	Average Recorded Investment(1)	Interest Income	Average Recorded Investment(1)	Interest Income
Impaired mortgage loans with no valuation allowance recorded	$5,920	$141	$16,759	$389
Impaired mortgage loans with valuation allowance recorded	11,036	384	16,151	452
Total impaired mortgage loans	$16,956	$525	$32,910	$841
(1) Average recorded investment represents the average loan balances as of the beginning of period and all subsequent quarterly end of period balances.

The Company did not acquire any impaired mortgage loans during the six months ended June 30, 2015 and 2014. The Company had no mortgage loans that were on a nonaccrual status at June 30, 2015 and December 31, 2014.
Policy Loans
Policy loans comprised approximately 3.6% and 3.5% of the Company’s total investments as of June 30, 2015 and December 31, 2014, respectively, the majority of which are associated with one client. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due to the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. As policy loans represent premature distributions of policy liabilities, they have the effect of reducing future disintermediation risk. In addition, the Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.
Funds Withheld at Interest
Funds withheld at interest comprised approximately 14.7% and 16.1% of the Company’s total investments as of June 30, 2015 and December 31, 2014, respectively. Of the $5.8 billion funds withheld at interest balance, net of embedded derivatives, as of June 30, 2015, $4.2 billion of the balance is associated with one client. For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance funds withheld basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company and are reflected as funds withheld at interest on the Company’s condensed consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances against amounts owed to the Company from the ceding company.
Other Invested Assets
Other invested assets include equity securities, limited partnership interests, joint ventures (other than operating joint ventures), structured loans, derivative contracts, fair value option ("FVO") contractholder-directed unit-linked investments, Federal Home Loan Bank of Des Moines ("FHLB") common stock (included in other in the table below), real estate held-for-investment (included in other in the table below), and equity release mortgages (included in other in the table below). The fair value option was elected for contractholder-directed investments supporting unit-linked variable annuity type liabilities which do not qualify for presentation and reporting as separate accounts. Other invested assets represented approximately 2.8% and 3.3% of the Company’s total investments as of June 30, 2015 and December 31, 2014, respectively. Carrying values of these assets as of June 30, 2015 and December 31, 2014 are as follows (dollars in thousands):

	June 30, 2015	December 31, 2014
Equity securities	$127,668	$126,860
Limited partnerships and real estate joint ventures	492,465	446,604
Structured loans	52,185	164,309
Derivatives	194,276	216,966
FVO contractholder-directed unit-linked investments	137,529	140,344
Other	105,984	103,236
Total other invested assets	$1,110,107	$1,198,319

5.    Derivative Instruments
Derivatives, except for embedded derivatives and longevity and mortality swaps, are carried on the Company’s condensed consolidated balance sheets in other invested assets or other liabilities, at fair value. Longevity and mortality swaps are included on the condensed consolidated balance sheets in other assets or other liabilities, at fair value. Embedded derivative assets and liabilities on modified coinsurance or funds withheld arrangements are included on the condensed consolidated balance sheets with the host contract in funds withheld at interest, at fair value. Embedded derivative liabilities on indexed annuity and variable annuity products are included on the condensed consolidated balance sheets with the host contract in interest-sensitive contract liabilities, at fair value. The following table presents the notional amounts and gross fair value of derivative instruments prior to taking into account the netting effects of master netting agreements as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015			December 31, 2014
	Notional	Carrying Value/Fair Value		Notional	Carrying Value/Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	$966,658	$71,399	$11,025	$1,144,661	$93,783	$3,934
Interest rate options	—	—	—	240,000	18,195	—
Financial futures	313,905	—	—	275,983	—	—
Foreign currency forwards	60,000	129	7,551	67,967	87	15,098
Consumer price index swaps	39,537	34	57	41,938	—	561
Credit default swaps	891,700	11,757	3,937	805,700	11,689	3,502
Equity options	483,830	44,883	—	555,361	35,242	—
Longevity swaps	891,760	10,853	—	450,000	7,727	—
Mortality swaps	50,000	—	1,754	50,000	—	797
Synthetic guaranteed investment contracts	6,594,770	—	—	6,500,942	—	—
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	—	—	3,329	—	22,094	—
Indexed annuity products	—	—	935,619	—	—	925,887
Variable annuity products	—	—	133,535	—	—	159,279
Total non-hedging derivatives	10,292,160	139,055	1,096,807	10,132,552	188,817	1,109,058
Derivatives designated as hedging instruments:
Interest rate swaps	120,000	—	23,662	120,000	—	18,228
Foreign currency swaps	715,641	88,303	413	676,972	70,906	—
Forward bond purchase commitments	—	—	—	196,452	1,175	14,545
Total hedging derivatives	835,641	88,303	24,075	993,424	72,081	32,773
Total derivatives	$11,127,801	$227,358	$1,120,882	$11,125,976	$260,898	$1,141,831
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

The following table provides information relating to the Company’s derivative instruments as of June 30, 2015 and December 31, 2014 (dollars in thousands):

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash Collateral Pledged/ Received	Net Amount
June 30, 2015:
Derivative assets	$227,358	$(22,230)	$205,128	$(15,587)	$(160,768)	$28,773
Derivative liabilities	48,399	(22,230)	26,169	(54,692)	(4,940)	(33,463)
December 31, 2014:
Derivative assets	$238,804	$(14,111)	$224,693	$(20,260)	$(178,141)	$26,292
Derivative liabilities	56,665	(14,111)	42,554	(47,222)	—	(4,668)
Accounting for Derivative Instruments and Hedging Activities
The Company does not enter into derivative instruments for speculative purposes. As discussed below under “Non-qualifying Derivatives and Derivatives for Purposes Other Than Hedging,” the Company uses various derivative instruments for risk management purposes that either do not qualify or have not been qualified for hedge accounting treatment, including derivatives used to economically hedge changes in the fair value of liabilities associated with the reinsurance of variable annuities with guaranteed living benefits. As of June 30, 2015 and December 31, 2014, the Company held interest rate swaps that were designated and qualified as cash flow hedges of interest rate risk, held foreign currency swaps that were designated and qualified as hedges of a portion of its net investment in its foreign operations, had derivative instruments that were not designated as hedging instruments and, as of December 31, 2014, the Company had forward bond purchase commitments that qualified as cash flow hedges. See Note 2 – “Summary of Significant Accounting Policies” of the Company’s 2014 Annual Report for a detailed discussion of the accounting treatment for derivative instruments, including embedded derivatives. Derivative instruments are carried at fair value and generally require an insignificant amount of cash at inception of the contracts.
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
The following table presents the components of AOCI, before income tax, and the condensed consolidated income statement classification where the gain or loss is recognized related to cash flow hedges for the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

	Three months ended June 30,
	2015	2014
Accumulated other comprehensive income (loss), balance beginning of period	$(30,598)	$(4,020)
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	8,735	4,798
Amounts reclassified to investment related gains (losses), net	(1,495)	—
Amounts reclassified to investment income	(543)	(321)
Accumulated other comprehensive income (loss), balance end of period	$(23,901)	$457

	Six months ended June 30,
	2015	2014
Accumulated other comprehensive income (loss), balance beginning of period	$(31,591)	$(4,578)
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	8,948	5,574
Amounts reclassified to investment related gains (losses), net	(655)	—
Amounts reclassified to investment income	(603)	(539)
Accumulated other comprehensive income (loss), balance end of period	$(23,901)	$457

As of June 30, 2015, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are approximately $0.5 million. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to investment income over the term of the investment cash flows.
The following table presents the effects of derivatives in cash flow hedging relationships on the condensed consolidated statements of income and AOCI for the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

	Effective Portion			Ineffective Portion
Derivative Type	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified into Income from OCI	Classification of Gain (Loss) Reclassified into Net Income	Gain (Loss) Recognized in Income	Classification of Gain (Loss) Recognized in Net Income
For the three months ended June 30, 2015:
Interest rate swaps	$2,417	$231	Investment Income	$—	Investment related gains (losses)
Forward bond purchase commitments:
Principal	6,318	1,495	Investment related gains (losses)	—	Investment related gains (losses)
Interest	—	312	Investment Income	—	Investment related gains (losses)
Total	$8,735	$2,038		$—
For the three months ended June 30, 2014:
Interest rate swaps	$4,798	$321	Investment Income	$7	Investment related gains (losses)

For the six months ended June 30, 2015:
Interest rate swaps	$(5,150)	$291	Investment Income	$7	Investment related gains (losses)
Forward bond purchase commitments:
Principal	14,098	655	Investment related gains (losses)	—	Investment related gains (losses)
Interest	—	312	Investment Income	—	Investment related gains (losses)
Total	$8,948	$1,258		$7
For the six months ended June 30, 2014:
Interest rate swaps	$5,574	$539	Investment Income	$1	Investment related gains (losses)
All components of each derivative's gain or loss were included in the assessment of hedge effectiveness.
Hedges of Net Investments in Foreign Operations
The Company uses foreign currency swaps to hedge a portion of its net investment in certain foreign operations against adverse movements in exchange rates. The following table illustrates the Company’s net investments in foreign operations (“NIFO”) hedges for the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

	Derivative Gains (Losses) Deferred in AOCI
	For the three months ended June 30,		For the six months ended June 30,
Type of NIFO Hedge (1) (2)	2015	2014	2015	2014
Foreign currency swaps	$(12,945)	$(22,335)	$37,021	$744

(1)
There were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from accumulated other comprehensive income (loss) into investment income during the periods presented.

(2)	There was no ineffectiveness recognized for the Company’s hedges of net investments in foreign operations.

The cumulative foreign currency translation gain recorded in AOCI related to these hedges was $112.9 million and $75.8 million at June 30, 2015 and December 31, 2014, respectively. If a foreign operation was sold or substantially liquidated, the amounts in AOCI would be reclassified to the condensed consolidated statements of income. A pro rata portion would be reclassified upon partial sale of a foreign operation.

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
A summary of the effect of non-hedging derivatives, including embedded derivatives, on the Company’s income statement for the three and six months ended June 30, 2015 and 2014 is as follows (dollars in thousands):

		Gain (Loss) for the three months ended June 30,
Type of Non-hedging Derivative	Income Statement Location of Gain (Loss)	2015	2014
Interest rate swaps	Investment related gains (losses), net	$(41,729)	$22,251
Interest rate options	Investment related gains (losses), net	—	2,004
Financial futures	Investment related gains (losses), net	(2,183)	(7,684)
Foreign currency forwards	Investment related gains (losses), net	(1,433)	1,178
CPI swaps	Investment related gains (losses), net	168	114
Credit default swaps	Investment related gains (losses), net	(187)	4,783
Equity options	Investment related gains (losses), net	(2,606)	(8,800)
Longevity swaps	Other revenues	1,911	—
Mortality swaps	Other revenues	(478)	—
Subtotal		(46,537)	13,846
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	Investment related gains (losses), net	(23,098)	78,835
Indexed annuity products	Interest credited	8,080	(27,285)
Variable annuity products	Investment related gains (losses), net	50,878	(5,183)
Total non-hedging derivatives		$(10,677)	$60,213

		Gain (Loss) for the six months ended June 30,
Type of Non-hedging Derivative	Income Statement Location of Gain (Loss)	2015	2014
Interest rate swaps	Investment related gains (losses), net	$(12,385)	$51,904
Interest rate options	Investment related gains (losses), net	3,275	3,286
Financial futures	Investment related gains (losses), net	(9,514)	(9,268)
Foreign currency forwards	Investment related gains (losses), net	(1,653)	2,332
CPI swaps	Investment related gains (losses), net	97	467
Credit default swaps	Investment related gains (losses), net	2,471	2,669
Equity options	Investment related gains (losses), net	(10,672)	(17,765)
Longevity swaps	Other revenues	3,731	—
Mortality swaps	Other revenues	(957)	—
Subtotal		(25,607)	33,625
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	Investment related gains (losses), net	(25,423)	156,076
Indexed annuity products	Interest credited	(21,246)	(51,125)
Variable annuity products	Investment related gains (losses), net	25,745	(28,844)
Total non-hedging derivatives		$(46,531)	$109,732

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
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of credit default swaps sold by the Company at June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015			December 31, 2014
Rating Agency Designation of Referenced Credit Obligations(1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)
AAA/AA-/A+/A/A-
Single name credit default swaps	$2,250	$189,500	4.6	$1,498	$167,500	4.6
Credit default swaps referencing indices	—	—	—	—	—	—
Subtotal	2,250	189,500	4.6	1,498	167,500	4.6
BBB+/BBB/BBB-
Single name credit default swaps	(182)	281,200	4.8	168	217,200	4.9
Credit default swaps referencing indices	5,923	416,000	5.0	6,651	416,000	5.0
Subtotal	5,741	697,200	4.9	6,819	633,200	4.9
BB+
Single name credit default swaps	(171)	5,000	4.0	(130)	5,000	4.5
Credit default swaps referencing indices	—	—	—	—	—	—
Subtotal	(171)	5,000	4.0	(130)	5,000	4.5
Total	$7,820	$891,700	4.8	$8,187	$805,700	4.9

(1)	The rating agency designations are based on ratings from Standard and Poor’s (“S&P”).

(2)	Assumes the value of the referenced credit obligations is zero.

(3)	The weighted average years to maturity of the credit default swaps is calculated based on weighted average notional amounts.
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
Changes in fair values of embedded derivatives on modco or funds withheld treaties are net of an increase (decrease) in investment related gains (losses) of $0.2 million and $(0.5) million for the three months and $0.2 million and $(1.3) million for the six months ended June 30, 2015 and 2014, respectively, associated with a CVA. The Company also reinsures equity-indexed annuity and variable annuity contracts with benefits that are considered embedded derivatives, including guaranteed minimum withdrawal benefits, guaranteed minimum accumulation benefits, and guaranteed minimum income benefits. Changes in fair values of embedded derivatives on variable annuity contracts are net of an increase (decrease) in investment related gains (losses) of $(1.3) million and $0.1 million for the three months, and $(0.8) million and $0.5 million for the six month periods ended June 30, 2015 and 2014, associated with a CVA. The related gains (losses) and the effect on net income after amortization of deferred acquisition costs (“DAC”) and income taxes for the three and six months ended June 30, 2015 and 2014 are reflected in the following table (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Embedded derivatives in modco or funds withheld arrangements included in investment related gains	$(23,098)	$78,835	$(25,423)	$156,076
After the associated amortization of DAC and taxes, the related amounts included in net income	(3,917)	17,962	(6,504)	36,042
Embedded derivatives in variable annuity contracts included in investment related gains	50,878	(5,183)	25,745	(28,844)
After the associated amortization of DAC and taxes, the related amounts included in net income	19,608	(6,486)	10,198	(20,154)
Amounts related to embedded derivatives in equity-indexed annuities included in benefits and expenses	8,080	(27,285)	(21,246)	(51,125)
After the associated amortization of DAC and taxes, the related amounts included in net income	1,233	(15,600)	(14,766)	(33,976)
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

The Company’s credit exposure related to derivative contracts is generally limited to the fair value at the reporting date plus or minus any collateral posted or held by the Company. The Company’s credit exposure to non-investment swaps is minimal, as mortality swaps are fully collateralized by a counterparty and longevity swaps would require posting of collateral only upon the occurrence of certain agreed upon events. Information regarding the Company’s credit exposure related to its over-the-counter derivative contracts, centrally cleared derivative contracts and margin account for exchange-traded futures, excluding longevity and mortality swaps, at June 30, 2015 and December 31, 2014 are reflected in the following table (dollars in thousands):

	June 30, 2015	December 31, 2014
Estimated fair value of derivatives in net asset position	$169,860	$175,209
Cash provided as collateral(1)	4,940	—
Securities pledged to counterparties as collateral(2)	54,692	47,222
Cash pledged from counterparties as collateral(3)	(160,768)	(178,141)
Securities pledged from counterparties as collateral(4)	(15,587)	(20,260)
Initial margin for cleared derivatives(2)	(31,960)	(16,333)
Net credit exposure	$21,177	$7,697
Margin account related to exchange-traded futures(5)	$6,283	$7,976

(1)	Consists of receivable from counterparty, included in other assets.

(2)	Included in available-for-sale securities, primarily consists of U.S. Treasury securities.

(3)	Included in cash and cash equivalents, with obligation to return cash collateral recorded in other liabilities.

(4)	Consists of U.S. Treasury securities.

(5)	Included in cash and cash equivalents.

6.	Fair Value of Assets and Liabilities
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
Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or market standard valuation techniques and assumptions with significant inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Such observable inputs include benchmarking prices for similar assets in active, liquid markets, quoted prices in markets that are not active and observable yields and spreads in the market. The Company’s Level 2 assets and liabilities include investment securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose values are determined using market standard valuation techniques. This category primarily includes corporate securities, Canadian and Canadian provincial government securities, and residential and commercial mortgage-backed securities, and other foreign government, supranational and foreign government sponsored enterprises among others. Level 2 valuations are generally obtained from third party pricing services for identical or comparable assets or liabilities or through the use of valuation methodologies using observable market inputs. Prices from servicers are validated through analytical reviews and assessment of current market activity.
Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the related assets or liabilities. Level 3 assets and liabilities include those whose value is determined using market standard valuation techniques described above. When observable inputs are not available, the market standard techniques for determining the estimated fair value of certain securities that trade infrequently, and therefore have little transparency, rely on inputs that are significant to the estimated fair value and that are not observable in the market or cannot be derived principally from or corroborated by observable market data. These unobservable inputs can be based in large part on management judgment or estimation and cannot be supported by reference to market activity. Even though unobservable, management believes these inputs are based on assumptions deemed appropriate given the circumstances and consistent with what other market participants would use when pricing similar assets and liabilities. For the Company’s invested assets, this category generally includes corporate securities (primarily private placements and bank loans), asset-backed securities (including collateralized debt obligations and those with exposure to subprime mortgages), and to a lesser extent, certain residential and commercial mortgage-backed securities, and state and political subdivisions among others. Prices are determined using valuation methodologies such as discounted cash flow models and other similar techniques. Non-binding broker quotes, which are utilized when pricing service information is not available, are reviewed for reasonableness based on the Company’s understanding of the market, and are generally considered Level 3. Under certain circumstances, based on its observations of transactions in active markets, the Company may conclude the prices received from independent third party pricing services or brokers are not reasonable or reflective of market activity. In those instances, the Company would apply internally developed valuation techniques to the related assets or liabilities. Additionally, the Company’s embedded derivatives, all of which are associated with reinsurance treaties and longevity and mortality swaps, are classified in Level 3 since their values include significant unobservable inputs.
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

Assets and Liabilities by Hierarchy Level
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 are summarized below (dollars in thousands):

June 30, 2015:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
Corporate securities	$16,489,406	$157,790	$15,094,299	$1,237,317
Canadian and Canadian provincial governments	3,793,807	—	3,793,807	—
Residential mortgage-backed securities	1,190,879	—	892,503	298,376
Asset-backed securities	1,062,624	—	482,114	580,510
Commercial mortgage-backed securities	1,525,469	—	1,447,650	77,819
U.S. government and agencies	1,263,998	1,111,189	125,450	27,359
State and political subdivisions	506,172	—	465,986	40,186
Other foreign government supranational and foreign government-sponsored enterprises	2,231,620	268,042	1,948,921	14,657
Total fixed maturity securities – available-for-sale	28,063,975	1,537,021	24,250,730	2,276,224
Funds withheld at interest – embedded derivatives	(3,329)	—	—	(3,329)
Cash equivalents	665,037	665,037	—	—
Short-term investments	34,733	20,896	13,837	—
Other invested assets:
Non-redeemable preferred stock	90,574	78,186	—	12,388
Other equity securities	37,094	37,094	—	—
Derivatives:
Interest rate swaps	52,864	—	52,864	—
CPI swaps	(23)	—	(23)	—
Credit default swaps	8,248	—	8,248	—
Equity options	44,883	—	44,883	—
Foreign currency swaps	88,303	—	88,303	—
FVO contractholder-directed unit-linked investments	137,529	132,870	4,659	—
Other	9,852	9,852	—	—
Total other invested assets	469,324	258,002	198,934	12,388
Other assets – longevity swaps	10,853	—	—	10,853
Total	$29,240,593	$2,480,956	$24,463,501	$2,296,136
Liabilities:
Interest sensitive contract liabilities – embedded derivatives	$1,069,154	$—	$—	$1,069,154
Other liabilities:
Derivatives:
Interest rate swaps	16,152	—	16,152	—
Foreign currency forwards	7,422	—	7,422	—
Credit default swaps	428	—	428	—
Foreign currency swaps	413	—	413	—
Mortality swaps	1,754	—	—	1,754
Total	$1,095,323	$—	$24,415	$1,070,908

December 31, 2014:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
Corporate securities	$14,885,583	$115,822	$13,459,334	$1,310,427
Canadian and Canadian provincial governments	3,865,265	—	3,865,265	—
Residential mortgage-backed securities	1,037,896	—	849,802	188,094
Asset-backed securities	1,069,586	—	496,626	572,960
Commercial mortgage-backed securities	1,532,591	—	1,445,845	86,746
U.S. government and agencies	525,851	437,129	60,193	28,529
State and political subdivisions	426,076	—	383,365	42,711
Other foreign government, supranational and foreign government-sponsored enterprises	2,138,124	285,995	1,832,466	19,663
Total fixed maturity securities – available-for-sale	25,480,972	838,946	22,392,896	2,249,130
Funds withheld at interest – embedded derivatives	22,094	—	—	22,094
Cash equivalents	899,846	899,846	—	—
Short-term investments	45,190	21,536	23,654	—
Other invested assets:
Non-redeemable preferred stock	99,363	91,450	9	7,904
Other equity securities	27,497	27,497	—	—
Derivatives:
Interest rate swaps	84,578	—	84,578	—
Interest rate options	18,195	—	18,195	—
CPI swaps	(561)	—	(561)	—
Credit default swaps	8,606	—	8,606	—
Equity options	35,242	—	35,242	—
Foreign currency swaps	70,906	—	70,906	—
FVO contractholder-directed unit-linked investments	140,344	134,749	5,595	—
Other	6,420	6,420	—	—
Total other invested assets	490,590	260,116	222,570	7,904
Other assets - longevity swaps	7,727	—	—	7,727
Total	$26,946,419	$2,020,444	$22,639,120	$2,286,855
Liabilities:
Interest sensitive contract liabilities – embedded derivatives	$1,085,166	$—	$—	$1,085,166
Other liabilities:
Derivatives:
Interest rate swaps	12,957	—	12,957	—
Foreign currency forwards	15,011	—	15,011	—
Credit default swaps	419	—	419	—
Forward purchase commitments	13,370	—	13,370	—
Mortality swaps	797	—	—	797
Total	$1,127,720	$—	$41,757	$1,085,963
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
Level 3 Measurements and Transfers
As of June 30, 2015 and December 31, 2014, the Company classified approximately 8.1% and 8.8%, respectively, of its fixed maturity securities in the Level 3 category. These securities primarily consist of private placement corporate securities and bank loans with inactive trading markets. Additionally, the Company has included asset-backed securities with subprime exposure and mortgage-backed securities with below investment grade ratings in the Level 3 category due to market uncertainty associated with these securities and the Company’s utilization of unobservable information from third parties for the valuation of these securities.

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

The following table presents quantitative information about significant unobservable inputs used in Level 3 fair value measurements that are developed by the Company, which does not include unobservable Level 3 asset and liability measurements provided by third parties, as of June 30, 2015 and December 31, 2014 (dollars in thousands):

June 30, 2015:		Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	Fair Value
Assets:
State and political subdivision securities	$4,817	Market comparable securities	Liquidity premium	1%
Corporate securities	205,003	Market comparable securities	Liquidity premium	0-2% (1%)
U.S. government and agencies securities	27,359	Market comparable securities	Liquidity premium	0-1% (1%)
Funds withheld at interest- embedded derivatives	(3,329)	Total return swap	Mortality	0-100% (2%)
			Lapse	0-35% (8%)
			Withdrawal	0-5% (3%)
			CVA	0-5% (1%)
			Crediting rate	2-4% (3%)
Longevity swaps	10,853	Discounted cash flow	Mortality	0-100% (2%)
			Mortality improvement	(10%)-10% (3%)
Liabilities:
Interest sensitive contract liabilities- embedded derivatives- indexed annuities	935,619	Discounted cash flow	Mortality	0-100% (2%)
			Lapse	0-35% (8%)
			Withdrawal	0-5% (3%)
			Option budget projection	2-4% (3%)

Interest sensitive contract liabilities- embedded derivatives- variable annuities	133,535	Discounted cash flow	Mortality	0-100% (2%)
			Lapse	0-25% (9%)
			Withdrawal	0-7% (3%)
			CVA	0-5% (1%)
			Long-term volatility	0-27% (14%)
Mortality swaps	1,754	Discounted cash flow	Mortality	0-100% (1%)

December 31, 2014:	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)

Assets:
State and political subdivision securities	$4,994	Market comparable securities	Liquidity premium	1%
Corporate securities	205,392	Market comparable securities	Liquidity premium	0-2% (1%)
U.S. government and agencies securities	28,530	Market comparable securities	Liquidity premium	0-1% (1%)
Funds withheld at interest- embedded derivatives	22,094	Total return swap	Mortality	0-100% (2%)
			Lapse	0-35% (7%)
			Withdrawal	0-5% (3%)
			CVA	0-5% (1%)
			Crediting rate	2-4% (3%)
Longevity swaps	7,727	Discounted cash flow	Mortality	0-100% (2%)
			Mortality improvement	(10%)-10% (3%)

Liabilities:
Interest sensitive contract liabilities- embedded derivatives- indexed annuities	925,887	Discounted cash flow	Mortality	0-100% (2%)
			Lapse	0-35% (7%)
			Withdrawal	0-5% (3%)
			Option budget projection	2-4% (3%)
Interest sensitive contract liabilities- embedded derivatives- variable annuities	159,279	Discounted cash flow	Mortality	0-100% (2%)
			Lapse	0-25% (8%)
			Withdrawal	0-7% (3%)
			CVA	0-5% (1%)
			Long-term volatility	0-27% (11%)
Mortality swaps	797	Discounted cash flow	Mortality	0-100% (1%)
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

Transfers from Level 1 to Level 2 are due to the lack of observable market data when pricing these securities, while transfers from Level 2 to Level 1 are due to an increase in the availability of market observable data in an active market. The following tables present the transfers between Level 1 and Level 2 during the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

	2015		2014
	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1
Three months ended June 30:
Fixed maturity securities - available-for-sale:
Corporate securities	$—	$31,896	$—	$10,058

Six months ended June 30:
Fixed maturity securities - available-for-sale:
Corporate securities	$625	$36,996	$—	$10,058
The tables below provide a summary of the changes in fair value of Level 3 assets and liabilities for the three and six months ended June 30, 2015, as well as the portion of gains or losses included in income for the three and six months ended June 30, 2015 attributable to unrealized gains or losses related to those assets and liabilities still held at June 30, 2015 (dollars in thousands):

For the three months ended June 30, 2015:	Fixed maturity securities - available-for-sale
	Corporate securities	Residential mortgage- backed securities	Asset-backed securities	Commercial mortgage- backed securities	U.S. government and agencies	State and political subdivisions
Fair value, beginning of period	$1,286,979	$192,579	$609,436	$93,869	$27,756	$41,875
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(1,051)	(156)	1,511	677	112	8
Investment related gains (losses), net	(166)	17	283	(770)	(10)	(5)
Claims & other policy benefits	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—	—
Included in other comprehensive income	(16,902)	(1,291)	(301)	(386)	(559)	(1,480)
Purchases(1)	76,982	118,868	44,181	42	154	—
Sales(1)	(3,949)	—	(1,615)	(2,000)	—	—
Settlements(1)	(103,696)	(8,617)	(63,751)	(893)	(94)	(212)
Transfers into Level 3	413	1,800	—	—	—	—
Transfers out of Level 3	(1,293)	(4,824)	(9,234)	(12,720)	—	—
Fair value, end of period	$1,237,317	$298,376	$580,510	$77,819	$27,359	$40,186
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(997)	$(156)	$706	$640	$112	$8
Investment related gains (losses), net	—	—	—	—	—	—
Claims & other policy benefits	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—	—

For the three months ended June 30, 2015 (continued):	Fixed maturity securities available-for-sale
	Other foreign government, supranational and foreign government-sponsored enterprises	Funds withheld at interest- embedded derivatives	Other invested assets - non-redeemable preferred stock	Other assets longevity swaps	Interest sensitive contract liabilities embedded derivatives	Other liabilities mortality swaps
Fair value, beginning of period	$15,202	$19,769	$7,992	$8,602	$(1,132,271)	$(1,276)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	—	—	—	—	—	—
Investment related gains (losses), net	—	(23,098)	—	—	50,878	—
Claims & other policy benefits	—	—	—	—	—	—
Interest credited	—	—	—	—	8,080	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—	—
Included in other comprehensive income	(232)	—	(104)	340	—	—
Other revenues	—	—	—	1,911	—	(478)
Purchases(1)	—	—	4,500	—	(13,924)	—
Sales(1)	—	—	—	—	—	—
Settlements(1)	(313)	—	—	—	18,083	—
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Fair value, end of period	$14,657	$(3,329)	$12,388	$10,853	$(1,069,154)	$(1,754)
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$—	$—	$—	$—	$—	$—
Investment related gains (losses), net	—	(23,098)	—	—	48,603	—
Other revenues	—	—	—	1,911	—	(478)
Claims & other policy benefits	—	—	—	—	—	—
Interest credited	—	—	—	—	(10,003)	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—	—

For the six months ended June 30, 2015:	Fixed maturity securities - available-for-sale
	Corporate securities	Residential mortgage- backed securities	Asset-backed securities	Commercial mortgage- backed securities	U.S. government and agencies	State and political subdivisions
Fair value, beginning of period	$1,310,427	$188,094	$572,960	$86,746	$28,529	$42,711
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(1,854)	(296)	2,930	1,271	93	15
Investment related gains (losses), net	(571)	(65)	356	(683)	(117)	(9)
Claims & other policy benefits	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—	—
Included in other comprehensive income	(10,833)	(768)	3,331	(696)	(383)	(1,455)
Purchases(1)	113,882	130,307	85,172	42	275	—
Sales(1)	(3,949)	(714)	(8,971)	(2,956)	—	—
Settlements(1)	(163,296)	(14,336)	(67,873)	(6,013)	(1,038)	(241)
Transfers into Level 3	413	2,400	9,055	12,828	—	—
Transfers out of Level 3	(6,902)	(6,246)	(16,450)	(12,720)	—	(835)
Fair value, end of period	$1,237,317	$298,376	$580,510	$77,819	$27,359	$40,186
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(1,800)	$(297)	$2,105	$1,229	$93	$15
Investment related gains (losses), net	—	—	—	—	—	—
Claims & other policy benefits	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—	—

For the six months ended June 30, 2015 (continued):	Fixed maturity securities available-for-sale
	Other foreign government, supranational and foreign government-sponsored enterprises	Funds withheld at interest- embedded derivatives	Other invested assets - non-redeemable preferred stock	Other assets longevity swaps	Interest sensitive contract liabilities embedded derivatives	Other liabilities mortality swaps
Fair value, beginning of period	$19,663	$22,094	$7,904	$7,727	$(1,085,166)	$(797)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	—	—	—	—	—	—
Investment related gains (losses), net	—	(25,423)	—	—	25,745	—
Claims & other policy benefits	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	(21,246)	—
Included in other comprehensive income	(50)	—	(16)	(605)	—	—
Other revenues	—	—	—	3,731	—	(957)
Purchases(1)	—	—	4,529	—	(25,568)	—
Sales(1)	—	—	—	—	—	—
Settlements(1)	(623)	—	—	—	—	—
Transfers into Level 3	—	—	—	—	37,081	—
Transfers out of Level 3	(4,333)	—	(29)	—	—	—
Fair value, end of period	$14,657	$(3,329)	$12,388	$10,853	$(1,069,154)	$(1,754)
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$—	$—	$—	$—	$—	$—
Investment related gains (losses), net	—	(25,423)	—	—	20,358	—
Other revenues	—	—	—	3,731	—	(957)
Claims & other policy benefits	—	—	—	—	—	—
Interest credited	—	—	—	—	(58,327)	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—	—

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

The tables below provide a summary of the changes in fair value of Level 3 assets and liabilities for the three and six months ended June 30, 2014, as well as the portion of gains or losses included in income for the three and six months ended June 30, 2014 attributable to unrealized gains or losses related to those assets and liabilities still held at June 30, 2014 (dollars in thousands):

For the three months ended June 30, 2014:	Fixed maturity securities - available-for-sale
	Corporate securities	Residential mortgage-backed securities	Asset-backed securities	Commercial mortgage-backed securities	U.S. government and agencies
Fair value, beginning of period	$1,291,701	$177,927	$502,675	$90,373	$38,031
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(1,273)	42	2,055	447	(185)
Investment related gains (losses), net	165	31	942	6	(55)
Claims & other policy benefits	—	—	—	—	—
Interest credited	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—
Included in other comprehensive income	6,086	368	514	1,639	572
Purchases (1)	52,549	13,398	64,884	—	165
Sales(1)	(8,929)	—	(14,258)	—	—
Settlements(1)	(49,002)	(6,401)	(6,318)	(263)	(5,534)
Transfers into Level 3	—	901	5,666	5,712	—
Transfers out of Level 3	(3,357)	(719)	—	—	—
Fair value, end of period	$1,287,940	$185,547	$556,160	$97,914	$32,994
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(1,274)	$42	$2,005	$447	$(185)
Investment related gains (losses), net	—	—	—	—	—
Claims & other policy benefits	—	—	—	—	—
Interest credited	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—

	Fixed maturity securities - available-for-sale
For the three months ended June 30, 2014 (continued):	State and political subdivisions	Other foreign government, supranational and foreign government-sponsored enterprises	Funds withheld at interest- embedded derivatives	Interest sensitive contract liabilities embedded derivatives
Fair value, beginning of period	$43,833	$11,157	$(99,029)	$(911,987)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	10	—	—	—
Investment related gains (losses), net	(4)	—	78,835	(5,182)
Claims & other policy benefits	—	—	—	—
Interest credited	—	—	—	(27,285)
Policy acquisition costs and other insurance expenses	—	—	—	—
Included in other comprehensive income	2,330	33	—	—
Purchases(1)	—	—	—	(14,215)
Sales(1)	—	—	—	—
Settlements(1)	(402)	(302)	—	18,433
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value, end of period	$45,767	$10,888	$(20,194)	$(940,236)
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
Included in earnings, net:
Investment income, net of related expenses	$(2,336)	$94	$2,005	$875	$(282)
Investment related gains (losses), net	—	—	—	—	—
Claims & other policy benefits	—	—	—	—	—
Interest credited	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—

For the six months ended June 30, 2014 (continued):	Fixed maturity securities available-for-sale
	State and political subdivisions	Other foreign government, supranational and foreign government-sponsored enterprises	Funds withheld at interest- embedded derivative	Other invested assets- non-redeemable preferred stock	Interest sensitive contract liabilities embedded derivatives
Fair value, beginning of period	$43,776	$37,997	$(176,270)	$4,962	$(868,725)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	21	—	—	—	—
Investment related gains (losses), net	(8)	—	156,076	—	(28,844)
Claims & other policy benefits	—	—	—	—	—
Interest credited	—	—	—	—	(51,125)
Policy acquisition costs and other insurance expenses	—	—	—	—	—
Included in other comprehensive income	2,443	33	—	—	—
Purchases(1)	—	—	—	—	(29,408)
Sales(1)	—	—	—	—	—
Settlements(1)	(465)	(599)	—	—	37,866
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	(26,543)	—	(4,962)	—
Fair value, end of period	$45,767	$10,888	$(20,194)	$—	$(940,236)
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

	Carrying Value After Measurement		Net Investment Gains (Losses)
	At June 30,		Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2015	2014	2015	2014	2015	2014
Mortgage loans(1)	$5,850	$15,660	$(11)	$(2,037)	$39	$(1,656)
Limited partnership interests(2)	13,667	8,889	—	(4,171)	(4,509)	(4,171)

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

Fair Value of Financial Instruments
The Company is required by general accounting principles for Fair Value Measurements and Disclosures to disclose the fair value of certain financial instruments including those that are not carried at fair value. The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments, which were not measured at fair value on a recurring basis, at June 30, 2015 and December 31, 2014 (dollars in thousands). This table excludes any payables or receivables for collateral under repurchase agreements and other transactions. The estimated fair value of the excluded amount approximates carrying value as they equal the amount of cash collateral received/paid.

June 30, 2015:	Carrying Value	Estimated Fair Value	Fair Value Measurement Using:
			Level 1	Level 2	Level 3
Assets:
Mortgage loans on real estate	$3,073,313	$3,147,898	$—	$—	$3,147,898
Policy loans	1,438,156	1,438,156	—	1,438,156	—
Funds withheld at interest(1)	5,840,518	6,278,068	—	—	6,278,068
Cash and cash equivalents(2)	670,624	670,624	670,624	—	—
Short-term investments(2)	41,385	41,385	41,385	—	—
Other invested assets(2)	374,351	424,186	4,916	35,006	384,264
Accrued investment income	322,069	322,069	—	322,069	—
Liabilities:
Interest-sensitive contract liabilities(1)	$9,679,250	$10,083,745	$—	$—	$10,083,745
Long-term debt	2,313,470	2,460,800	—	—	2,460,800
Collateral finance and securitization notes	926,410	832,750	—	—	832,750

December 31, 2014:	Carrying Value	Estimated Fair Value	Fair Value Measurement Using:
			Level 1	Level 2	Level 3
Assets:
Mortgage loans on real estate	$2,712,238	$2,803,942	$—	$—	$2,803,942
Policy loans	1,284,284	1,284,284	—	1,284,284	—
Funds withheld at interest(1)	5,897,202	6,367,165	—	—	6,367,165
Cash and cash equivalents(2)	745,823	745,823	745,823	—	—
Short-term investments(2)	52,504	52,504	52,504	—	—
Other invested assets(2)	465,720	518,261	4,674	35,446	478,141
Accrued investment income	261,096	261,096	—	261,096	—
Liabilities:
Interest-sensitive contract liabilities(1)	$9,623,596	$9,666,240	$—	$—	$9,666,240
Long-term debt	2,314,293	2,518,399	—	—	2,518,399
Collateral finance and securitization notes	782,701	674,984	—	—	674,984

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

	Three months ended June 30,		Six months ended June 30,
Total revenues:	2015	2014	2015	2014
U.S. and Latin America:
Traditional	$1,342,248	$1,333,027	$2,597,538	$2,611,719
Non-Traditional	191,775	293,448	384,448	582,069
Total	1,534,023	1,626,475	2,981,986	3,193,788
Canada:
Traditional	270,090	301,401	535,094	572,845
Non-Traditional	11,458	7,712	23,332	14,017
Total	281,548	309,113	558,426	586,862
Europe, Middle East and Africa:
Traditional	284,192	307,100	579,424	614,850
Non-Traditional	75,308	84,218	130,684	142,325
Total	359,500	391,318	710,108	757,175
Asia Pacific:
Traditional	411,314	465,538	805,189	852,427
Non-Traditional	7,076	17,633	26,646	45,773
Total	418,390	483,171	831,835	898,200
Corporate and Other	36,879	22,943	68,598	54,168
Total	$2,630,340	$2,833,020	$5,150,953	$5,490,193

	Three months ended June 30,		Six months ended June 30,
Income (loss) before income taxes:	2015	2014	2015	2014
U.S. and Latin America:
Traditional	$82,793	$93,988	$100,636	$144,960
Non-Traditional	70,393	95,474	124,898	178,598
Total	153,186	189,462	225,534	323,558
Canada:
Traditional	22,736	32,009	45,463	51,442
Non-Traditional	3,094	3,011	7,225	3,642
Total	25,830	35,020	52,688	55,084
Europe, Middle East and Africa:
Traditional	9,159	26,787	19,641	25,795
Non-Traditional	31,432	34,535	51,066	50,732
Total	40,591	61,322	70,707	76,527
Asia Pacific:
Traditional	4,315	28,213	56,963	47,080
Non-Traditional	(1,405)	6,715	8,740	14,159
Total	2,910	34,928	65,703	61,239
Corporate and Other	(8,727)	(20,197)	(16,717)	(16,433)
Total	$213,790	$300,535	$397,915	$499,975

Total Assets:	June 30, 2015	December 31, 2014
U.S. and Latin America:
Traditional	$15,904,747	$14,159,824
Non-Traditional	13,854,077	11,572,251
Total	29,758,824	25,732,075
Canada:
Traditional	3,805,372	3,946,942
Non-Traditional	25,348	49,186
Total	3,830,720	3,996,128
Europe, Middle East and Africa:
Traditional	2,586,327	2,514,868
Non-Traditional	2,064,621	2,178,454
Total	4,650,948	4,693,322
Asia Pacific:
Traditional	2,997,342	2,951,723
Non-Traditional	625,125	667,645
Total	3,622,467	3,619,368
Corporate and Other	5,597,312	6,638,718
Total	$47,460,271	$44,679,611

8.	Commitments, Contingencies and Guarantees
Commitments
Funding of Investments
The Company's commitments to fund investments as of June 30, 2015 and December 31, 2014 are presented in the following table (dollars in thousands):

	June 30, 2015	December 31, 2014
Limited partnerships	$240,386	$254,314
Commercial mortgage loans	7,100	33,850
Private placements	3,300	—
Bank loans	52,467	52,859
Equity release mortgages	8,383	8,549
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
Letters of Credit
The Company has obtained bank letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions. At June 30, 2015 and December 31, 2014, there were approximately $147.2 million and $176.5 million, respectively, of undrawn outstanding bank letters of credit in favor of third parties. Additionally, the Company utilizes letters of credit primarily to secure reserve credits when it retrocedes business to its affiliated subsidiaries. The Company cedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions such as the U.S. and the United Kingdom. The capital required to support the business in the affiliates reflects a more realistic estimate of capital needed to back the related business. As of June 30, 2015 and December 31, 2014, $1,159.5 million and $1,035.0 million, respectively, in undrawn letters of credit from various banks were outstanding, primarily backing reinsurance between the various subsidiaries of the Company. The banks providing letters of credit to the Company are included on the National Association of Insurance Commissioners (“NAIC”) list of approved banks.
The Company maintains eight credit facilities, a syndicated revolving credit facility with a capacity of $850.0 million, and seven letter of credit facilities with a combined capacity of $806.7 million. The Company may borrow cash and obtain letters of credit in multiple currencies under its syndicated revolving credit facility. The following table provides additional information on the Company’s credit facilities as of June 30, 2015 and December 31, 2014 (dollars in thousands):

		Amount Utilized(1)
Facility Capacity	Maturity Date	June 30, 2015	December 31, 2014	Basis of Fees
$850,000	September 2019	$401,856	$204,774	Senior unsecured long-term debt rating
76,310(2)	November 2015	76,310	74,623	Fixed
120,000	May 2016	80,040	80,040	Fixed
38,535(2)	May 2016	26,975	28,612	Fixed
150,000	June 2016	130,000	130,000	Fixed
100,000	June 2017	76,029	81,747	Fixed
270,000	November 2017	270,000	270,000	Fixed
51,892(2)	March 2019	51,892	80,961	Fixed

(1)	Represents issued but undrawn letters of credit. There was no cash borrowed for the periods presented.

(2)	Foreign currency facility, amounts presented are in U.S. dollars.

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
Guarantees
RGA has issued guarantees to third parties on behalf of its subsidiaries for the payment of amounts due under certain securities borrowing arrangements, financing arrangements and office lease obligations, whereby, if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. Additionally, in limited circumstances, treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA’s subsidiary is relatively new, unrated, or not of a significant size, relative to the ceding company. Liabilities supported by the treaty guarantees, before consideration for any legally offsetting amounts due from the guaranteed party are reflected on the Company’s condensed consolidated balance sheets in future policy benefits. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to borrowed securities provide additional security to third parties should a subsidiary fail to return the borrowed securities when due. RGA’s guarantees issued as of June 30, 2015 and December 31, 2014 are reflected in the following table (dollars in thousands):

	June 30, 2015	December 31, 2014
Treaty guarantees	$790,455	$826,496
Treaty guarantees, net of assets in trust	646,422	664,913
Borrowed securities	275,060	201,050
Financing arrangements	100,000	100,000
Lease obligations	5,245	6,085
RGA, through wholly-owned subsidiaries, has committed to provide statutory reserve support to third parties, in exchange for a fee, by funding loans if certain defined events occur. Such statutory reserves are required under the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX for term life insurance policies and Regulation A-XXX for universal life secondary guarantees). The third parties have recourse to RGA should the subsidiary fail to provide the required funding, however, as of June 30, 2015, the Company does not believe that it will be required to provide any funding under these commitments as the occurrence of the defined events is considered remote. The following table presents the maximum potential obligation for these commitments as of June 30, 2015 (dollars in millions):

Commitment Period	June 30, 2015
2023	$500
2033	950
2034	3,000
2035	500
2036	1,432
In addition, the Company indemnifies its directors and officers as provided in its charters and by-laws. Since this indemnity generally is not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under this indemnity in the future.

9.	Income Tax
Provision for income tax expense differed from the amounts computed by applying the U.S. federal income tax statutory rate of 35% to pre-tax income as a result of the following for the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Tax provision at U.S. statutory rate	$74,826	$105,187	$139,270	$174,991
Increase (decrease) in income taxes resulting from:
Foreign tax rate differing from U.S. tax rate	(764)	(4,676)	(6,285)	(7,896)
Differences in tax bases in foreign jurisdictions	(6,931)	(3,564)	(13,601)	(3,314)
Deferred tax valuation allowance	4,967	2,510	11,758	(647)
Amounts related to tax audit contingencies	952	778	1,905	1,556
Subpart F	11,452	3,691	17,886	6,129
Foreign tax credits	(1,104)	(1,155)	(3,448)	(2,010)
Return to provision adjustments	(212)	114	(4,977)	(3,237)
Other, net	213	(646)	(98)	(557)
Total provision for income taxes	$83,399	$102,239	$142,410	$165,015
Effective tax rate	39.0%	34.0%	35.8%	33.0%
The second quarter and first six months of 2015 effective tax rates were higher than the U.S. Statutory rate of 35.0% primarily as a result of a tax accrual related to the Active Financing Exception ("AFE") business extender provision that the U.S. Congress did not pass prior to the end of the quarter and a loss in Australia which has a lower tax rate than the U.S. The high rate was partially offset with income in other jurisdictions with rates lower than the U.S. The second quarter and first six months of 2014 effective tax rates were lower than the U.S. Statutory rate of 35.0% primarily as a result of income in non-U.S. jurisdictions with lower tax rates than the U.S., and the release of a valuation allowance in the first quarter on tax benefits associated with claims experience on certain treaties, which were partially offset by a tax accrual related to the AFE business extender provision that the U.S. Congress did not pass prior to the end of the quarter.
10.    Employee Benefit Plans
The components of net periodic benefit costs for the three and six months ended June 30, 2015 and 2014 were as follows (dollars in thousands):

	Pension Benefits		Other Benefits
	Three months ended June 30,		Three months ended June 30,
	2015	2014	2015	2014
Service cost	$2,586	$2,489	$589	$470
Interest cost	1,283	1,487	491	339
Expected return on plan assets	(1,331)	(1,302)	—	—
Amortization of prior service cost	80	216	—	—
Amortization of prior actuarial loss	833	245	265	217
Net periodic benefit cost	$3,451	$3,135	$1,345	$1,026

	Pension Benefits		Other Benefits
	Six months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Service cost	$4,616	$3,990	$1,178	$940
Interest cost	2,526	2,295	982	677
Expected return on plan assets	(2,449)	(2,235)	—	—
Amortization of prior service cost	163	218	—	—
Amortization of prior actuarial loss	1,272	918	530	434
Net periodic benefit cost	$6,128	$5,186	$2,690	$2,051
The Company has made $4.0 million in pension contributions during the first six months of 2015, and does not expect to make any additional pension contributions in 2015.

11.	Equity Based Compensation
Equity compensation expense was $3.1 million and $6.4 million in the second quarter of 2015 and 2014, respectively. In the first quarter of 2015, the Company granted 0.3 million stock appreciation rights at $90.06 weighted average exercise price per share and 0.2 million performance contingent units to employees. Additionally, non-employee directors were granted a total of 15,174 shares of common stock. As of June 30, 2015, 1.8 million share options at a weighted average strike price per share of $53.26 were vested and exercisable, with a remaining weighted average exercise period of 4.9 years. As of June 30, 2015, the total compensation cost of non-vested awards not yet recognized in the condensed consolidated financial statements was $36.6 million. It is estimated that these costs will vest over a weighted average period of 2.1 years.

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
Retrocession reinsurance treaties do not relieve the Company from its obligations to direct writing companies. Failure of retrocessionaires to honor their obligations could result in losses to the Company. Consequently, allowances would be established for amounts deemed uncollectible. At June 30, 2015 and December 31, 2014, no allowances were deemed necessary. The Company regularly evaluates the financial condition of the insurance companies from which it assumes and to which it cedes reinsurance.
Retrocessions are arranged through the Company’s retrocession pools for amounts in excess of the Company’s retention limit. As of June 30, 2015 and December 31, 2014, all rated retrocession pool participants followed by the A.M. Best Company were rated “A- (excellent)” or better. The Company verifies retrocession pool participants’ ratings on a quarterly basis. For a majority of the retrocessionaires that were not rated, security in the form of letters of credit or trust assets has been given as additional security. In addition, the Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance. In addition to its third party retrocessionaires, various RGA reinsurance subsidiaries retrocede amounts in excess of their retention to affiliated subsidiaries.
The following table presents information for the Company's reinsurance ceded receivable assets, including the respective amount and A.M. Best rating for each reinsurer representing in excess of five percent of the total as of June 30, 2015 and December 31, 2014 (dollars in thousands):

		June 30, 2015		December 31, 2014
Reinsurer	A.M. Best Rating	Amount	% of Total	Amount	% of Total
Reinsurer A	A+	$201,915	28.4%	$210,996	36.5%
Reinsurer B	A+	193,294	27.2	45,541	7.9
Reinsurer C	A+	73,148	10.3	74,412	12.9
Reinsurer D	A	45,464	6.4	43,818	7.6
Reinsurer E	A++	43,679	6.1	43,154	7.5
Other reinsurers		153,963	21.6	160,285	27.6
Total		$711,463	100.0%	$578,206	100.0%
Included in the total reinsurance ceded receivables balance were $260.1 million and $143.0 million of claims recoverable, of which $19.6 million and $10.9 million were in excess of 90 days past due, as of June 30, 2015 and December 31, 2014, respectively. The increase in the Company's reinsurance ceded receivable and claims recoverable are due to a large retrocession transaction with Reinsurer B, as reflected in the table above.

13.	Stock Transactions
On January 22, 2015, RGA’s board of directors authorized a share repurchase program, with no expiration date, for up to $300.0 million of the RGA’s outstanding common stock. In connection with this authorization, the board of directors terminated the stock repurchase authority granted in 2014. In July 2015, RGA’s board of directors authorized an additional increase of $150.0 million to the share repurchase program previously authorized in January 2015. With these authorizations, the total amount of the Company’s outstanding common stock authorized for repurchase is $450.0 million.
During the first quarter of 2015, RGA repurchased 2,538,718 shares of common stock under this program for $230.1 million. The common shares repurchased have been placed into treasury to be used for general corporate purposes. During the second quarter of 2015, RGA repurchased 252,642 shares of common stock under this program for $23.5 million. As of June 30, 2015 there was $46.4 million remaining under the share repurchase authorization, which does not reflect the additional $150.0 million authorization approved by RGA’s board of directors in July 2015.

14.    Acquisition
On April 1, 2015, the Company completed the acquisition of 100% of Aurora National Life Assurance Company’s stock (“Aurora”) from Swiss Re Life & Health America, Inc. ("Swiss Re") pursuant to the stock purchase agreement dated October 20, 2014, between the Company and Swiss Re. The transaction represented an opportunity to deploy capital into a seasoned closed block of business in the U.S. market. The total cash purchase price was $191.5 million , net of cash acquired. Total assets acquired were $3.7 billion, primarily consisting of $3.6 billion of investments, and total liabilities assumed were $3.5 billion . There is no goodwill, including tax deductible goodwill, associated with the acquisition. The business acquired will be recorded in the U.S. and Latin America Traditional and Non-Traditional segments. This acquisition did not have a material impact on the Company's condensed consolidated financial statements, and as a result no proforma disclosures have been presented.
15.    Financing Activities
In May 2015, RGA’s subsidiary, RGA Reinsurance Company (Barbados) Ltd. (“RGA Barbados”) obtained CAD$200.0 million of collateral financing from a third party through 2020, enabling RGA Barbados to support collateral requirements for Canadian reinsurance transactions. The obligation is reflected on the condensed consolidated balance sheets in collateral finance and securitization notes. Interest on the collateral financing is payable quarterly and accrues at 3-month Canadian Dealer Offered Rate plus a margin and is reflected on the condensed consolidated statements of income in collateral finance and securitization expense.

16.	New Accounting Standards
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
Transfers and Servicing
In June 2014, the FASB amended the general accounting principles for Transfers and Servicing as it relates to the accounting for repurchase-to-maturity transactions, repurchase financings, and disclosures. This amendment requires entities to account for repurchase-to-maturity transactions as secured borrowings, eliminates guidance on linked repurchase financing transactions, and expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers accounted for as secured borrowings. These amendments are effective for annual years, and interim periods within those years, beginning after December 15, 2014. Certain interim period disclosures for repurchase agreements and securities lending transactions are not required until the second quarter of 2015. The adoption of this amendment did not have an impact on the Company's condensed consolidated financial statements other than the addition of the required disclosures.
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
Fair Value Measurement
In May 2015, the FASB amended the general accounting principle for Fair Value Measurement to remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. This ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years and which should be applied retrospectively to all periods presented. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
Financial Services - Insurance
In May 2015, the FASB issued Accounting Standards Update (ASU) 2015-09, Disclosures About Short-Duration Contracts, which expanded the breadth of disclosures that an insurance entity must provide about its short-duration insurance contracts. This ASU requires insurance entities to disclose for annual reporting periods information about the liability for unpaid claims and claim adjustment expenses. The ASU also requires insurance entities to disclose information about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses, including reasons for the change and the effects on the financial statements. In addition, the ASU requires insurance entities to disclose for annual and interim reporting periods a roll-forward of the liability for unpaid claims and claim adjustment expenses. This ASU focuses only on disclosure; it does not change the accounting model for short-duration contracts. The ASU is effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. The adoption of this amendment is not expected to have an impact on the Company's consolidated financial statements other than the addition of the required disclosures.

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
Overview
RGA is an insurance holding company that was formed on December 31, 1992. The condensed consolidated financial statements include the assets, liabilities and results of operations of RGA and its subsidiaries, all of which are wholly owned (collectively, the Company).
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

Results of Operations
Consolidated
Consolidated income before income taxes decreased $86.7 million, or 28.9%, and $102.1 million, or 20.4%, for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. The decrease in income for the second quarter and first six months of 2015 was primarily due to unfavorable mortality experience compared to the prior year, a decrease in investment related gains and adverse foreign currency fluctuations. The decrease in investment related gains reflects inverse changes in the fair value of embedded derivatives on modco or funds withheld treaties within the U.S. segment. The effect on income before income taxes related to these embedded derivatives were decreases of $6.0 million and $10.0 million in the second quarter and first six months of 2015 and increases of $27.6 million and $55.4 million in the second quarter and first six months of 2014. The large increases in fair value in the second quarter and first six months of 2014 reflect tightening credit spreads. Foreign currency fluctuations relative to the prior year unfavorably affected income before income taxes by approximately $7.9 million and $21.5 million for the second quarter and first six months of 2015, as compared to the same periods in 2014.
The Company recognizes in consolidated income, any changes in the fair value of embedded derivatives on modco or funds withheld treaties, equity-indexed annuity treaties (“EIAs”) and variable annuity products. The combined changes in these three types of embedded derivatives, after adjustment for deferred acquisition costs and retrocession, resulted in an increase in consolidated income before income taxes of approximately $14.4 million in the second quarter of 2015 and a reduction of approximately $18.6 million in the first six months of 2015, as compared to the same periods in 2014. This fluctuation does not affect current cash flows, crediting rates or spread performance on the underlying treaties. Therefore, management believes it is helpful to distinguish between the effects of changes in these embedded derivatives, net of related hedging activity, and the primary factors that drive profitability of the underlying treaties, namely investment income, fee income, and interest credited. The individual effect on income before income taxes for these three types of embedded derivatives is as follows:

•
The change in the value of embedded derivatives related to reinsurance treaties written on a modco or funds withheld basis are subject to the general accounting principles for derivatives and hedging related to embedded derivatives. The unrealized gains and losses associated with these embedded derivatives, after adjustment for deferred acquisition costs, reduced income before income taxes by $33.7 million and $65.5 million in the second quarter and first six months of 2015, respectively, as compared to the same periods in 2014.

•
Changes in risk-free rates used in the fair value estimates of embedded derivatives associated with EIAs affect the amount of unrealized gains and losses the Company recognizes. The unrealized gains and losses associated with EIAs, after adjustment for deferred acquisition costs and retrocession, increased income before income taxes by $7.9 million and $0.2 million in the second quarter and first six months of 2015, respectively, as compared to the same periods in 2014.

•
The change in the Company’s liability for variable annuities associated with guaranteed minimum living benefits affects the amount of unrealized gains and losses the Company recognizes. The unrealized gains and losses associated with guaranteed minimum living benefits, after adjustment for deferred acquisition costs, increased income before income taxes by $40.1 million and $46.7 million in the second quarter and first six months of 2015, respectively, as compared to the same periods in 2014.

Consolidated net premiums decreased $54.1 million, or 2.5%, and $130.9 million, or 3.1%, for the three and six months ended June 30, 2015, as compared to the same periods in 2014, due primarily to a large retrocession transaction completed during the fourth quarter of 2014 and adverse foreign currency fluctuations. The retrocession transaction reduced the U.S. and Latin America Traditional segment premiums by approximately $113.6 million and $225.9 million for the second quarter and first six months of 2015. Foreign currency fluctuations unfavorably affected net premiums by approximately $122.2 million and $218.8 million for the second quarter and first six of 2015, as compared to the same periods in 2014. Partially offsetting these decreases were additional premiums from new business from both new and existing treaties. Consolidated assumed life insurance in force decreased to $2,925.3 billion as of June 30, 2015 from $3,034.4 billion as of June 30, 2014 primarily due to adverse foreign currency fluctuations, which contributed $211.0 billion to the decrease in assumed life insurance in force from June 30, 2014. The Company added new business production, measured by face amount of insurance in force, of $71.7 billion and $118.4 billion during the second quarter of 2015 and 2014, respectively, and $177.5 billion and $217.3 billion during the first six months of 2015 and 2014, respectively. Management believes industry consolidation and the established practice of reinsuring mortality and morbidity risks should continue to provide opportunities for growth, albeit at rates less than historically experienced in some markets.
Consolidated investment income, net of related expenses, increased $39.9 million, or 9.7%, and $62.4 million, or 7.7%, for the three and six months ended June 30, 2015, as compared to the same periods in 2014. The increase is primarily due to a larger average invested asset base, excluding spread related business, and an increase in the investment yield. Average invested assets at amortized cost, excluding spread related business, for the six months ended June 30, 2015 totaled $20.9 billion, a 5.7% increase over June 30, 2014. The average yield earned on investments, excluding spread related business, was 4.88% and 4.79% for the second quarter of 2015 and 2014, respectively, and 4.83% and 4.76% for the six months ended June 30, 2015 and 2014, respectively. The average yield will vary from quarter to quarter and year to year depending on a number of variables, including the prevailing interest rate and credit spread environment, changes in the mix of the underlying investments and cash balances, and the timing of dividends and distributions on certain investments. A continued low interest rate environment in the U.S. and Canada is expected to put downward pressure on this yield in future reporting periods.
Total investment related gains (losses), net decreased by $134.7 million, or 113.6%, and $211.7 million, or 104.2%, for the three and six months ended June 30, 2015, as compared to the same periods in 2014. The decreases are primarily due to unfavorable changes in the value of embedded derivatives related to reinsurance treaties written on a modco or funds withheld basis of $101.9 million and $181.5 million in the second quarter and first six months of 2015, respectively. See Note 4 - “Investments” and Note 5 - “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for additional information on the impairment losses and derivatives. A portion of investment income and investment related gains and losses are allocated to the operating segments based upon average assets and related capital levels deemed appropriate to support the segment operations.
The effective tax rate on a consolidated basis was 39.0% and 34.0% for the second quarter of 2015 and 2014, respectively, and 35.8% and 33.0% for the first six months of 2015 and 2014, respectively. The second quarter and first six months of 2015 effective tax rates were higher than the U.S. Statutory rate of 35.0% primarily as a result of a tax accrual related to the AFE business extender provision that the U.S. Congress did not pass prior to the end of the quarter and a loss in Australia, which has a lower tax rate than the U.S. The high rate was partially offset with income in other jurisdictions with rates lower than the U.S.

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

U.S. and Latin America Operations
U.S. and Latin America operations consist of two major segments: Traditional and Non-Traditional. The Traditional segment primarily specializes in individual mortality-risk reinsurance and to a lesser extent, group, health and long-term care reinsurance. The Non-Traditional segment consists of Asset-Intensive and Financial Reinsurance. Asset-Intensive within the Non-Traditional segment provides coinsurance of annuities and corporate-owned life insurance policies and to a lesser extent also issues fee-based synthetic guaranteed investment contracts, which include investment-only, stable value contracts. Financial Reinsurance within the Non-Traditional segment primarily involves assisting ceding companies in meeting applicable regulatory requirements by enhancing the ceding companies’ financial strength and regulatory surplus position. Typically these transactions do not qualify as reinsurance under GAAP, due to the low-risk nature of the transactions, so only the related net fees are reflected in other revenues on the condensed consolidated statements of income.

For the three months ended June 30, 2015:		Non-Traditional
(dollars in thousands)		Asset-Intensive	Financial Reinsurance	Total U.S. and Latin America
	Traditional
Revenues:
Net premiums	$1,170,931	$5,941	$—	$1,176,872
Investment income, net of related expenses	163,390	155,364	1,194	319,948
Investment related gains (losses), net	3,360	(15,075)	—	(11,715)
Other revenues	4,567	26,634	17,717	48,918
Total revenues	1,342,248	172,864	18,911	1,534,023
Benefits and expenses:
Claims and other policy benefits	1,041,390	19,983	—	1,061,373
Interest credited	21,875	59,042	—	80,917
Policy acquisition costs and other insurance expenses	169,035	32,976	2,522	204,533
Other operating expenses	27,155	5,113	1,746	34,014
Total benefits and expenses	1,259,455	117,114	4,268	1,380,837
Income before income taxes	$82,793	$55,750	$14,643	$153,186

For the three months ended June 30, 2014:		Non-Traditional
(dollars in thousands)		Asset-Intensive	Financial Reinsurance	Total U.S. and Latin America
	Traditional
Revenues:
Net premiums	$1,189,822	$4,984	$—	$1,194,806
Investment income, net of related expenses	137,404	149,159	1,086	287,649
Investment related gains (losses), net	5,034	86,998	68	92,100
Other revenues	767	29,376	21,777	51,920
Total revenues	1,333,027	270,517	22,931	1,626,475
Benefits and expenses:
Claims and other policy benefits	1,045,030	4,713	—	1,049,743
Interest credited	12,818	96,953	—	109,771
Policy acquisition costs and other insurance expenses	156,270	83,241	6,944	246,455
Other operating expenses	24,921	3,813	2,310	31,044
Total benefits and expenses	1,239,039	188,720	9,254	1,437,013
Income before income taxes	$93,988	$81,797	$13,677	$189,462

For the six months ended June 30, 2015:		Non-Traditional
(dollars in thousands)		Asset-Intensive	Financial Reinsurance	Total U.S. and Latin America
	Traditional
Revenues:
Net premiums	$2,285,025	$10,982	$—	$2,296,007
Investment income, net of related expenses	306,395	303,201	2,339	611,935
Investment related gains (losses), net	887	(18,274)	—	(17,387)
Other revenues	5,231	53,178	33,022	91,431
Total revenues	2,597,538	349,087	35,361	2,981,986
Benefits and expenses:
Claims and other policy benefits	2,080,797	26,709	—	2,107,506
Interest credited	34,819	154,027	—	188,846
Policy acquisition costs and other insurance expenses	327,602	61,030	4,938	393,570
Other operating expenses	53,684	9,431	3,415	66,530
Total benefits and expenses	2,496,902	251,197	8,353	2,756,452
Income before income taxes	$100,636	$97,890	$27,008	$225,534

For the six months ended June 30, 2014:		Non-Traditional
(dollars in thousands)		Asset-Intensive	Financial Reinsurance	Total U.S. and Latin America
	Traditional
Revenues:
Net premiums	$2,331,727	$10,164	$—	$2,341,891
Investment income, net of related expenses	270,780	307,561	2,333	580,674
Investment related gains (losses), net	7,803	163,333	151	171,287
Other revenues	1,409	57,652	40,875	99,936
Total revenues	2,611,719	538,710	43,359	3,193,788
Benefits and expenses:
Claims and other policy benefits	2,078,737	8,973	—	2,087,710
Interest credited	25,090	192,037	—	217,127
Policy acquisition costs and other insurance expenses	312,270	177,381	12,686	502,337
Other operating expenses	50,662	7,907	4,487	63,056
Total benefits and expenses	2,466,759	386,298	17,173	2,870,230
Income before income taxes	$144,960	$152,412	$26,186	$323,558
Income before income taxes decreased by $36.3 million, or 19.1%, and $98.0 million, or 30.3%, for the three and six months ended June 30, 2015, as compared to the same periods in 2014. These decreases in income before income taxes were primarily due to changes in the value of the embedded derivatives associated with reinsurance treaties structured on a modco or funds withheld basis combined with unfavorable claims experience in the U.S. Traditional segment.
Traditional Reinsurance
The U.S. and Latin America Traditional segment provides life and health reinsurance to clients for a variety of products through yearly renewable term, coinsurance and modified coinsurance agreements. These reinsurance arrangements may involve either facultative or automatic agreements.
Income before income taxes for the U.S. and Latin America Traditional segment decreased by $11.2 million, or 11.9%, and $44.3 million, or 30.6%, for the three and six months ended June 30, 2015, as compared to the same periods in 2014. These decreases reflect deterioration in claims experience primarily due to elevated claims in both the individual life and group lines of business. The first six months of 2015 experienced an increase in the number of total mortality claims. The group line of business experienced an increase in both new and reopened disability claims. The poor claims experience was somewhat offset by additional investment income primarily due to an increase in the overall asset base as well as pre-payments in the Traditional investment portfolios.
Net premiums decreased $18.9 million, or 1.6%, and $46.7 million, or 2.0%, for the three and six months ended June 30, 2015, as compared to the same period in 2014. The decreases in net premiums were primarily driven by the effects of a large retrocession transaction completed during the fourth quarter of 2014, which reduced U.S. Traditional premiums by approximately $113.6 million and $225.9 million for the three and six months ended June 30, 2015. Offsetting the retrocession transaction were increased premiums driven by additional growth, including a large in force block transaction executed in late 2014, and increased group premiums due to a combination of sales, renewal rate increases, and increased shares in existing accounts. Further, the segment added new individual life business production, measured by face amount of insurance in force of $15.7 billion and $21.8 billion for the second quarter and $35.4 billion and $42.2 billion for the first six months of 2015 and 2014, respectively.

Net investment income increased $26.0 million, or 18.9%, and $35.6 million, or 13.2%, for the three and six months ended June 30, 2015, as compared to the same periods in 2014. The increases are due to an increase in the average invested asset base coupled with loan pre-payment penalties, specifically one related to a callable investment that was exercised in the second quarter of 2015. These increases were partially offset by lower yield rates. Investment related gains (losses), net decreased $1.7 million and $6.9 million for the three and six months ended June 30, 2015, as compared to the same periods in 2014. A portion of investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support segment operations. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Claims and other policy benefits as a percentage of net premiums (“loss ratios”) were 88.9% and 87.8% for the second quarter and 91.1% and 89.2% for the six months ended June 30, 2015 and 2014, respectively. The increase in the loss ratios for the three and six months ended June 30, 2015, as compared to the same periods in 2014 were due primarily to higher than normal adverse volatility in the total count of individual mortality claims, as well as an increase in group disabilities claims. Although reasonably predictable over a period of years, claims can be volatile over short-term periods.
Interest credited expense increased $9.1 million, or 70.7%, and $9.7 million, or 38.8%, for the three and six months ended June 30, 2015, as compared to the same periods in 2014. Interest credited in this segment relates to amounts credited on cash value products which also have a significant mortality component. The increases in both periods relate to the business acquired in the Aurora acquisition, see Note 14 - "Acquisition" in the Notes to Condensed Consolidated Financial Statements for additional details. Income before income taxes is affected by the spread between the investment income and the interest credited on the underlying products.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 14.4% and 13.1% for the second quarter and 14.3% and 13.4% for the six months ended June 30, 2015 and 2014, respectively. The increases were partially due to the aforementioned large retrocession transaction which decreased premiums with no corresponding effect on acquisition costs. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels within coinsurance-type arrangements. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary. Also, the mix of first year coinsurance business versus yearly renewable term business can cause the percentage to fluctuate from period to period.
Other operating expenses increased $2.2 million, or 9.0%, and $3.0 million, or 6.0%, for the three and six months ended June 30, 2015, as compared to the same periods in 2014. Other operating expenses, as a percentage of net premiums were 2.3% and 2.1% for the second quarter and 2.3% and 2.2% for the six month periods ended June 30, 2015 and 2014, respectively. The expense ratio tends to fluctuate only slightly from period to period due to maturity and scale of this segment.
Non-Traditional - Asset-Intensive Reinsurance
Asset-Intensive reinsurance within the U.S. and Latin America Non-Traditional segment primarily involves assuming investment risk within underlying annuities and corporate-owned life insurance policies. Most of these agreements are coinsurance, coinsurance with funds withheld or modco whereby the Company recognizes profits or losses primarily from the spread between the investment income earned and the interest credited on the underlying deposit liabilities, as well as fees associated with variable annuity account values and guaranteed investment contracts.
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

(dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues:
Total revenues	$172,864	$270,517	$349,087	$538,710
Less:
Embedded derivatives – modco/funds withheld treaties	(26,456)	79,769	(26,309)	158,465
Guaranteed minimum benefit riders and related free standing derivatives	10,619	6,815	6,052	7,052
Revenues before certain derivatives	188,701	183,933	369,344	373,193
Benefits and expenses:
Total benefits and expenses	117,114	188,720	251,197	386,298
Less:
Embedded derivatives – modco/funds withheld treaties	(17,072)	51,201	(15,416)	100,628
Guaranteed minimum benefit riders and related free standing derivatives	3,340	2,129	2,190	2,768
Equity-indexed annuities	(4,305)	3,631	1,296	1,501
Benefits and expenses before certain derivatives	135,151	131,759	263,127	281,401
Income before income taxes:
Income before income taxes	55,750	81,797	97,890	152,412
Less:
Embedded derivatives – modco/funds withheld treaties	(9,384)	28,568	(10,893)	57,837
Guaranteed minimum benefit riders and related free standing derivatives	7,279	4,686	3,862	4,284
Equity-indexed annuities	4,305	(3,631)	(1,296)	(1,501)
Income before income taxes and certain derivatives	$53,550	$52,174	$106,217	$91,792
Embedded Derivatives - Modco/Funds Withheld Treaties - Represents the change in the fair value of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis. The fair value changes of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in benefits and expenses. Changes in the fair value of the embedded derivative are driven by changes in investment credit spreads, including the CVA. Generally, an increase in investment credit spreads, ignoring changes in the Company’s own credit risk, will have a negative impact on the fair value of the embedded derivative (decrease in income). Changes in fair values of these embedded derivatives are net of an increase (decrease) in revenues of $0.2 million and $(0.5) million for the second quarter and $0.2 million and $(1.3) million for the six months ended June 30, 2015 and 2014, respectively, associated with a CVA. A 10% increase in the CVA would have increased revenues for the six months ended June 30, 2015 by approximately $0.1 million. Conversely, a 10% decrease in the CVA would have decreased revenues for the six months ended June 30, 2015 by approximately $0.1 million.
The change in fair value of the embedded derivatives - modco/funds withheld treaties decreased income before income taxes by $9.4 million and $10.9 million for the three and six months ended June 30, 2015, compared with an increase of $28.6 million and $57.8 million for the three and six months ended June 30, 2014. The decrease in income for the three and six months ended June 30, 2015 was primarily due to increasing risk-free rates and widening credit spreads. The increase in income for the three and six months ended June 30, 2014 was primarily due to declining risk-free rates and tightening credit spreads.
Guaranteed Minimum Benefit Riders - Represents the impact related to guaranteed minimum benefits associated with the Company’s reinsurance of variable annuities. The fair value changes of the guaranteed minimum benefits along with the changes in fair value of the free standing derivatives (interest rate swaps, financial futures and equity options), purchased by the Company to substantially hedge the liability are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in benefits and expenses. Changes in fair values of these embedded derivatives are net of an increase (decrease) in revenues of $(1.3) million and $0.1 million for the second quarter and $(0.8) million and $0.5 million for the six months ended June 30, 2015 and 2014, associated with a CVA. A 10% increase in the CVA would have increased revenues for the six months ended June 30, 2015 by approximately $0.5 million. Conversely, a 10% decrease in the CVA would have decreased revenues for the six months ended June 30, 2015 by approximately $0.5 million.
The change in fair value of the guaranteed minimum benefits, after allowing for changes in the associated free standing derivatives, increased income before income taxes by $7.3 million and $3.9 million for the three and six months ended June 30, 2015, compared with an increase of $4.7 million and $4.3 million for the three and six months ended June 30, 2014. The increase in income for the three and six months ended June, 2015 was primarily the result of the decrease in fair value of the guaranteed minimum benefits from the interaction between rising equity markets and a decrease in equity market implied volatility during the periods.  The increase in income for the three and six months ended June 30, 2014 was primarily due to a decrease in equity market implied volatility.
Equity-Indexed Annuities - Represents changes in the liability for equity-indexed annuities in excess of changes in account value, after adjustments for related deferred acquisition expenses. The change in fair value of embedded derivative liabilities associated with equity-indexed annuities increased income before income taxes by $4.3 million and decreased income before income taxes by $1.3 million for the three and six months ended June 30, 2015, compared with a decrease of $3.6 million and $1.5 million for the three and six months ended June 30, 2014.  The increase in income for the three months ended June 30, 2015 was primarily due to declining equity markets and the decrease in income for the six months ended June 30, 2015 was primarily due to rising equity markets which was partially offset by increasing interest rates. The decreases in income for the three and six months ended June 30, 2014 was primarily due to rising equity markets and declining interest rates.
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
Discussion and analysis before certain derivatives:
Income before income taxes and certain derivatives increased by $1.4 million and $14.4 million for the three and six months ended June 30, 2015, as compared to the same periods in 2014. The increase in income in the second quarter was primarily due to the acquisition of Aurora offset by the net impact of investment related gains (losses), net and the corresponding deferred acquisition costs associated with funds withheld and coinsurance portfolios. Funds withheld capital gains and losses are reported through investment income while coinsurance activity is reflected in investment related gains (losses), net. The increase in income in the first six months was primarily due to the acquisition of Aurora.
Revenue before certain derivatives increased by $4.8 million and decreased by $3.8 million for the three and six months ended June 30, 2015, as compared to the same periods in 2014. The increase in the second quarter was primarily due to investment income associated with the acquisition of Aurora which was partially offset by lower option gains associated with the reinsurance of certain EIAs. The decrease in the first six months was primarily due to lower option gains associated with the reinsurance of certain EIAs and lower investment yields as a result of declining interest rates which was partially offset by the investment income associated with the acquisition of Aurora in the second quarter. The effect on investment income related to equity options is substantially offset by a corresponding change in interest credited.
Benefits and expenses before certain derivatives increased by $3.4 million and decreased $18.3 million for the three and six months ended June 30, 2015, as compared to the same periods in 2014. The increase in the second quarter was primarily due to benefits associated with the acquisition of Aurora which was partially offset by lower interest credited associated with the reinsurance of EIAs and fixed annuities. The decrease in the first six months was primarily due to lower interest credited associated with the reinsurance of EIAs and fixed annuities which was partially offset by benefits associated with the acquisition of Aurora. The effect on interest credited related to equity options is substantially offset by a corresponding change in investment income.
The invested asset base supporting this segment increased to $14.1 billion as of June 30, 2015 from $11.0 billion as of June 30, 2014. The increase in the asset base was due primarily to the acquisition of Aurora in the second quarter of 2015. As of June 30, 2015, $4.2 billion of the invested assets were funds withheld at interest, of which greater than 90% is associated with one client.
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
Income before income taxes increased $1.0 million, or 7.1%, and $0.8 million, or 3.1%, for the three and six months ended June 30, 2015, as compared to the same periods in 2014. The increases in 2015 were primarily due to a number of new transactions, as well as organic growth on existing transactions offsetting the termination of certain agreements.

At June 30, 2015 and 2014, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial structures was $6.4 billion and $5.6 billion, respectively. The increase was primarily due to a number of new transactions, as well as organic growth on existing transactions. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and therefore can fluctuate from period to period.
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

(dollars in thousands)	Three months ended June 30,
	2015			2014
Revenues:	Traditional	Non-Traditional	Total Canada	Traditional	Non-Traditional	Total Canada
Net premiums	$224,960	$9,725	$234,685	$248,031	$5,546	$253,577
Investment income, net of related expenses	45,751	328	46,079	49,425	655	50,080
Investment related gains (losses), net	(167)	—	(167)	4,165	28	4,193
Other revenues	(454)	1,405	951	(220)	1,483	1,263
Total revenues	270,090	11,458	281,548	301,401	7,712	309,113
Benefits and expenses:
Claims and other policy benefits	185,742	7,904	193,646	199,084	4,209	203,293
Interest credited	5	—	5	9	—	9
Policy acquisition costs and other insurance expenses	53,371	148	53,519	60,687	150	60,837
Other operating expenses	8,236	312	8,548	9,612	342	9,954
Total benefits and expenses	247,354	8,364	255,718	269,392	4,701	274,093
Income before income taxes	$22,736	$3,094	$25,830	$32,009	$3,011	$35,020

(dollars in thousands)	Six months ended June 30,
	2015			2014
Revenues:	Traditional	Non-Traditional	Total Canada	Traditional	Non-Traditional	Total Canada
Net premiums	$437,510	$19,692	$457,202	$473,335	$11,086	$484,421
Investment income, net of related expenses	95,191	878	96,069	96,304	1,379	97,683
Investment related gains (losses), net	1,291	—	1,291	2,465	69	2,534
Other revenues	1,102	2,762	3,864	741	1,483	2,224
Total revenues	535,094	23,332	558,426	572,845	14,017	586,862
Benefits and expenses:
Claims and other policy benefits	369,276	15,203	384,479	388,655	9,394	398,049
Interest credited	9	—	9	9	—	9
Policy acquisition costs and other insurance expenses	102,922	255	103,177	113,640	301	113,941
Other operating expenses	17,424	649	18,073	19,099	680	19,779
Total benefits and expenses	489,631	16,107	505,738	521,403	10,375	531,778
Income before income taxes	$45,463	$7,225	$52,688	$51,442	$3,642	$55,084
Income before income taxes decreased by $9.2 million, or 26.2%, and $2.4 million, or 4.3%, for the three and six months ended June 30, 2015, as compared to the same periods in 2014. The decrease in income in the second quarter of 2015 is primarily due to lower net investment related gains and a weaker Canadian dollar. The decrease in income in the first six months of 2015 was primarily due to a weaker Canadian dollar offset by income from new non-traditional transactions completed in the first quarter of 2015. A weaker Canadian dollar resulted in a decrease in income before income taxes of $3.3 million and $6.4 million for the three and six months ended June 30, 2015, as compared to the same periods in 2014.

Traditional Reinsurance
Income before income taxes for the Canada Traditional segment decreased by $9.3 million, or 29.0%, and $6.0 million, or 11.6%, for the three and six months ended June 30, 2015, as compared to the same periods in 2014. The decrease in income in the second quarter of 2015 is primarily due to lower net investment related gains. Additionally, a weaker Canadian dollar resulted in a decrease in income before income taxes of $2.9 million and $5.8 million for the three and six months ended June 30, 2015, as compared to the same periods in 2014.
Net premiums decreased $23.1 million, or 9.3%, and $35.8 million, or 7.6%, for the three and six months ended June 30, 2015, as compared to the same periods in 2014. Foreign currency exchange fluctuation in the Canadian dollar resulted in a decrease in net premiums of approximately $28.9 million and $55.0 million for the three and six months ended June 30, 2015, as compared to the same periods in 2014. Largely offsetting this decrease were premiums from both new and existing treaties. Premium levels can be significantly influenced by currency fluctuations, large transactions, mix of business and reporting practices of ceding companies and therefore may fluctuate from period to period.
Net investment income decreased $3.7 million, or 7.4%, and $1.1 million, or 1.2%, for the three and six months ended June 30, 2015, as compared to the same periods in 2014. Foreign currency exchange fluctuation in the Canadian dollar resulted in a decrease in net investment income of approximately $5.8 million and $12.5 million for the three and six months ended June 30, 2015, as compared to the same periods in 2014. This decrease was offset somewhat by growth in the invested asset base. A portion of investment income and investment related gains and losses are allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Loss ratios for this segment were 82.6% and 80.3% for the three months ended June 30, 2015 and 2014, and 84.4% and 82.1% for the six months ended June 30, 2015 and 2014, respectively. Loss ratios for the traditional individual life mortality business were 96.2% and 97.5% for the second quarter and 99.2% and 98.6% for the first six months ended June 30, 2015 and 2014, respectively. Excluding creditor business, claims as a percentage of net premiums for this segment were 73.4% and 75.9% for the second quarter and 78.8% and 76.7% for the six months ended June 30, 2015 and 2014, respectively. Historically, the loss ratio increased primarily as the result of several large permanent level premium in force blocks assumed in 1997 and 1998. These blocks are mature blocks of long-term permanent level premium business in which mortality as a percentage of net premiums is expected to be higher than historical ratios. The nature of permanent level premium policies requires the Company to set up actuarial liabilities and invest the amounts received in excess of early-year claims costs to fund claims in later years when premiums, by design, continue to be level as compared to expected increasing mortality or claim costs. Excluding creditor business, claims and other policy benefits, as a percentage of net premiums and investment income were 76.3% and 76.9% for the second quarter and 77.2% and 77.8% for the six months ended June 30, 2015 and 2014, respectively.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 23.7% and 24.5% for the second quarter and 23.5% and 24.0% for the six months ended June 30, 2015 and 2014, respectively. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels and product mix. In addition, the amortization patterns of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary.

Other operating expenses decreased by $1.4 million, or 14.3%, and $1.7 million, or 8.8%, for the three and six months ended June 30, 2015, as compared to the same periods in 2014. Foreign currency exchange fluctuation in the Canadian dollar resulted in a decrease in operating expenses of approximately $1.1 million and $2.2 million for the three and six months ended June 30, 2015, as compared to the same periods in 2014. Other operating expenses as a percentage of net premiums were 3.7% and 3.9% for the second quarter and 4.0% for both six months ended June 30, 2015 and 2014, respectively.
Non-Traditional Reinsurance
Income before income taxes increased by $0.1 million, or 2.8%, and $3.6 million, or 98.4%, for the three and six months ended June 30, 2015, as compared to the same periods in 2014. The increase in income in the first six months was primarily due to fees associated with financial reinsurance and income from new non-traditional reinsurance transactions completed during the first quarter of 2015, partially offset by the effect of currency fluctuations. A weaker Canadian dollar resulted in a decrease in income before income taxes of $0.4 million and $0.6 million for the three and six months ended June 30, 2015, as compared to the same period in 2014.

Net premiums increased $4.2 million, or 75.4%, and $8.6 million, or 77.6%, for the three and six months ended June 30, 2015, as compared to the same periods in 2014. The increases were a result of new non-traditional reinsurance transactions completed during the first quarter of 2015. A weaker Canadian dollar resulted in a decrease in net premiums of approximately $1.2 million and $2.5 million for the three and six months ended June 30, 2015, as compared to the same periods in 2014. Premium levels can be significantly influenced by currency fluctuations, large transactions, mix of business and reporting practices of ceding companies and therefore may fluctuate from period to period.
Net investment income decreased $0.3 million, or 49.9%, and $0.5 million, or 36.3%, for the three and six months ended June 30, 2015, as compared to the same periods in 2014. A portion of investment income and investment related gains and losses are allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Other revenues decreased $0.1 million and increased $1.3 million for the three and six months ended June 30, 2015, as compared to the same periods in 2014. The increase in other revenues for the first six months is primarily due to fees associated with financial reinsurance.
Claims and other policy benefits increased $3.7 million, or 87.8%, and $5.8 million, or 61.8%, for the three and six months ended June 30, 2015 as compared to the same periods in 2014. The increases were a result of new non-traditional reinsurance transactions completed during the first quarter of 2015. Although reasonably predictable over a period of years, claims can be volatile over shorter periods. Management views recent experience as normal short-term volatility that is inherent in the business.

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

(dollars in thousands)	Three months ended June 30,
	2015			2014
Revenues:	Traditional	Non-Traditional	Total EMEA	Traditional	Non-Traditional	Total EMEA
Net premiums	$275,745	$50,234	$325,979	$286,403	$54,481	$340,884
Investment income, net of related expenses	13,092	15,782	28,874	12,113	8,558	20,671
Investment related gains (losses), net	(4,509)	50	(4,459)	8,920	12,904	21,824
Other revenues	(136)	9,242	9,106	(336)	8,275	7,939
Total revenues	284,192	75,308	359,500	307,100	84,218	391,318
Benefits and expenses:
Claims and other policy benefits	240,942	39,849	280,791	236,540	46,006	282,546
Interest credited	(4,048)	—	(4,048)	5,750	—	5,750
Policy acquisition costs and other insurance expenses	14,183	266	14,449	11,994	(502)	11,492
Other operating expenses	23,956	3,761	27,717	26,029	4,179	30,208
Total benefits and expenses	275,033	43,876	318,909	280,313	49,683	329,996
Income before income taxes	$9,159	$31,432	$40,591	$26,787	$34,535	$61,322

(dollars in thousands)	Six months ended June 30,
	2015			2014
Revenues:	Traditional	Non-Traditional	Total EMEA	Traditional	Non-Traditional	Total EMEA
Net premiums	$545,491	$80,094	$625,585	$578,201	$103,426	$681,627
Investment income, net of related expenses	25,181	32,659	57,840	23,937	10,103	34,040
Investment related gains (losses), net	7,748	901	8,649	12,644	13,002	25,646
Other revenues	1,004	17,030	18,034	68	15,794	15,862
Total revenues	579,424	130,684	710,108	614,850	142,325	757,175
Benefits and expenses:
Claims and other policy benefits	476,249	71,930	548,179	505,791	84,096	589,887
Interest credited	8,301	—	8,301	8,536	—	8,536
Policy acquisition costs and other insurance expenses	26,191	(264)	25,927	25,729	(972)	24,757
Other operating expenses	49,042	7,952	56,994	48,999	8,469	57,468
Total benefits and expenses	559,783	79,618	639,401	589,055	91,593	680,648
Income before income taxes	$19,641	$51,066	$70,707	$25,795	$50,732	$76,527
Income before income taxes decreased by $20.7 million, or 33.8%, and $5.8 million, or 7.6%, for the three and six months ended June 30, 2015, as compared to the same periods in 2014. The decreases in income before income taxes were primarily due to variability in traditional claims experience and a decrease in investment related gains. Additionally, foreign currency exchange fluctuations resulted in a decrease in income before income taxes totaling $4.9 million and $8.7 million for the three and six months ended June 30, 2015, as compared to the same periods in 2014.
Traditional Reinsurance
Income before income taxes decreased by $17.6 million and $6.2 million for the three and six months ended June 30, 2015, as compared to the same periods in 2014. The decreases in income before income taxes were primarily due to variability in claims experience as the second quarter of 2014 reflects favorable claims experience which has normalized in 2015. Foreign currency exchange fluctuations resulted in a decrease in income before income taxes totaling $0.8 million and $2.1 million for the three and six months ended June 30, 2015, as compared to the same periods in 2014.
Net premiums decreased $10.7 million, or 3.7%, and $32.7 million, or 5.7%, for the three and six months ended June 30, 2015, as compared to the same periods in 2014. Unfavorable foreign currency exchange fluctuations, particularly with the British pound and the Euro weakening against the U.S. dollar, decreased net premiums by approximately $35.4 million and $64.9 million for the three and six months of 2015, as compared to the same periods in 2014. Largely offsetting this decrease were premiums from new business and growth in existing business.
A portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage, primarily in the UK. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Net premiums earned from this coverage totaled $58.3 million and $66.3 million for the second quarter and $116.5 million and $131.9 million for the first six months of 2015 and 2014, respectively. Premium levels can be significantly influenced by currency fluctuations, large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.
Net investment income increased $1.0 million, or 8.1%, and $1.2 million, or 5.2%, for the three and six months ended June 30, 2015, as compared to the same periods in 2014. This increase was primarily due to an increase in the invested asset base and a slight increase in investment yield. Foreign currency exchange fluctuation resulted in a decrease in net investment income of approximately $1.7 million and $3.2 million for the three and six months ended June 30, 2015, as compared to the same periods in 2014. The unfavorable change in investment related gains (losses), net in the second quarter and first six months of 2015 is primarily due to a reduction in the income related to contractholders of unit-linked products. The effect on investment income and investment related gains (losses), net related to unit-linked products is substantially offset by a corresponding change in interest credited. A portion of investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Loss ratios for this segment were 87.4% and 82.6% for the second quarter and 87.3% and 87.5%, for the first six months ended June 30, 2015 and 2014, respectively. The increase in the loss ratio for the second quarter of 2015 reflects favorable individual life claims experience in the same period in 2014, primarily in the UK market. Although reasonably predictable over a period of years, claims can be volatile over shorter periods. Management views recent experience as normal short-term volatility that is inherent in the business.

Interest credited expense decreased by $9.8 million and $0.2 million for the three and six months ended June 30, 2015, as compared to the same periods in 2014. Interest credited in this segment relates to amounts credited to the contractholders of unit-linked products. The effect on interest credited related to unit-linked products is substantially offset by a corresponding change in investment income and investment related gains (losses), net.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 5.1% and 4.2% for the second quarter and 4.8% and 4.4% for the six months ended June 30, 2015 and 2014, respectively. These percentages fluctuate due to timing of client company reporting, variations in the mixture of business and the relative maturity of the business. In addition, as the segment grows, renewal premiums, which have lower allowances than first-year premiums, represent a greater percentage of the total net premiums.
Other operating expenses decreased $2.1 million, or 8.0%, for the three months ended June 30, 2015, as compared to the same period in 2014. Other operating expenses were virtually unchanged for the six months ended June 30, 2015, as compared to the same period in 2014. Foreign currency exchange fluctuation resulted in a decrease in operating expenses of approximately $4.2 million and $7.7 million for the three and six months ended June 30, 2015, as compared to the same periods in 2014. Other operating expenses as a percentage of net premiums totaled 8.7% and 9.1% for the second quarter and 9.0% and 8.5% for the six months ended June 30, 2015 and 2014, respectively. Partially offsetting the decrease from currency exchange fluctuation were acquisition related consulting costs and inflation.
Non-Traditional Reinsurance
Income before income taxes decreased by $3.1 million, or 9.0%, and increased $0.3 million, or 0.7%, for the three and six months ended June 30, 2015, as compared to the same periods in 2014. The decrease in income before income taxes for the second quarter was due primarily to foreign exchange rate fluctuations and a decrease in investment related gains. The increase in income before income taxes for the first six months was primarily due to an increase in investment income related to payout annuity reinsurance (longevity) transactions executed after the first quarter of 2014. Unfavorable foreign currency exchange fluctuations resulted in a decrease in income before income taxes totaling $4.1 million and $6.6 million for the three and six months ended June 30, 2015, as compared to the same periods in 2014.
Net premiums decreased $4.2 million, or 7.8%, and $23.3 million, or 22.6%, for the three and six months ended June 30, 2015, as compared to the same periods in 2014. Net premiums decreased due to a new retrocession contract, executed for risk management purposes, which cedes longevity risk to third parties. This reduction was partially offset by increased premiums associated with a payout annuity reinsurance (longevity) transaction executed in the second quarter of 2015. Unfavorable foreign currency exchange fluctuations decreased net premiums by approximately $4.8 million and $7.1 million for the three and six months ended June 30, 2015, as compared to the same periods in 2014. Premium levels can be significantly influenced by currency fluctuations, large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.
Net investment income increased $7.2 million, or 84.4%, and $22.6 million, or 223.3%, for the three and six months ended June 30, 2015, as compared to the same periods in 2014. This increase was primarily due to an increase in the invested asset base related to payout annuity reinsurance (longevity) transactions executed after the first quarter of 2014. Investment related gains decreased $12.9 million and $12.1 million in the second quarter and first six months of 2015, respectively, largely due to gains recognized in 2014 from asset repositioning related to a payout annuity reinsurance transaction executed in the second quarter of 2014. A portion of investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Other revenues increased by $1.0 million, or 11.7%, and $1.2 million, or 7.8%, for the three and six months ended June 30, 2015, as compared to the same periods in 2014. The increase in other revenues relates to an increase in non-reinsurance fee income from longevity derivatives. At June 30, 2015 and 2014, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures was $0.8 billion and $0.9 billion, respectively. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and, therefore, can fluctuate from period to period.
Claims and other policy benefits decreased $6.2 million, or 13.4%, and $12.2 million, or 14.5%, for the three and six months ended June 30, 2015, as compared to the same periods in 2014. Claims and other policy benefits decreased due to the new retrocession contract which cedes a portion of longevity risk to third parties. This reduction was partially offset by increased benefits associated with payout annuity reinsurance (longevity) transactions executed after the first quarter of 2014. Although reasonably predictable over a period of years, claims can vary over shorter periods and will vary with large transactions. Management views recent experience as normal.

Other operating expenses decreased $0.4 million, or 10.0%, and $0.5 million, or 6.1%, for the three and six months ended June 30, 2015, as compared to the same period in 2014. Foreign currency exchange fluctuation resulted in a decrease in operating expenses of approximately $0.6 million and $1.1 million for the three and six months ended June 30, 2015, as compared to the same periods in 2014.
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

(dollars in thousands)	Three months ended June 30,
	2015			2014
Revenues:	Traditional	Non-Traditional	Total Asia Pacific	Traditional	Non-Traditional	Total Asia Pacific
Net premiums	$390,456	$898	$391,354	$390,494	$3,193	$393,687
Investment income, net of related expenses	20,043	3,888	23,931	21,502	4,823	26,325
Investment related gains (losses), net	—	(1,549)	(1,549)	1,949	4,336	6,285
Other revenues	815	3,839	4,654	51,593	5,281	56,874
Total revenues	411,314	7,076	418,390	465,538	17,633	483,171
Benefits and expenses:
Claims and other policy benefits	325,667	4,706	330,373	299,747	6,573	306,320
Interest credited	—	169	169	—	234	234
Policy acquisition costs and other insurance expenses	49,335	419	49,754	107,293	616	107,909
Other operating expenses	31,997	3,187	35,184	30,285	3,495	33,780
Total benefits and expenses	406,999	8,481	415,480	437,325	10,918	448,243
Income (loss) before income taxes	$4,315	$(1,405)	$2,910	$28,213	$6,715	$34,928

(dollars in thousands)	Six months ended June 30,
	2015			2014
Revenues:	Traditional	Non-Traditional	Total Asia Pacific	Traditional	Non-Traditional	Total Asia Pacific
Net premiums	$762,601	$11,180	$773,781	$756,593	$18,844	$775,437
Investment income, net of related expenses	40,647	7,537	48,184	41,805	9,162	50,967
Investment related gains (losses), net	—	(1,027)	(1,027)	2,070	6,729	8,799
Other revenues	1,941	8,956	10,897	51,959	11,038	62,997
Total revenues	805,189	26,646	831,835	852,427	45,773	898,200
Benefits and expenses:
Claims and other policy benefits	590,976	10,441	601,417	586,423	23,493	609,916
Interest credited	—	353	353	—	480	480
Policy acquisition costs and other insurance expenses	96,247	965	97,212	160,872	1,326	162,198
Other operating expenses	61,003	6,147	67,150	58,052	6,315	64,367
Total benefits and expenses	748,226	17,906	766,132	805,347	31,614	836,961
Income (loss) before income taxes	$56,963	$8,740	$65,703	$47,080	$14,159	$61,239
Income before income taxes decreased by $32.0 million, or 91.7%, and increased $4.5 million, or 7.3%, for the three and six months ended June 30, 2015, as compared to the same periods in 2014. The decrease in the second quarter is primarily driven by a recapture fee associated with a large treaty in Australia along with fees associated with the reinstatement and conversion of an existing treaty in Japan recognized in the second quarter of 2014. Additionally, poor claims experience in Australia during the second quarter contributed to the quarter over quarter decline. The increase in income before income taxes for the first six months is primarily attributable to favorable results across the segment. Foreign currency exchange fluctuations resulted in an increase (decrease) to income before income taxes totaling approximately $1.3 million and $(3.9) million for the three and six months of 2015, as compared to the same periods in 2014.

Traditional Reinsurance
Income before income taxes decreased by $23.9 million, or 84.7%, and increased by $9.9 million, or 21.0%, for the three and six months ended June 30, 2015, as compared to the same periods in 2014. The decrease in the second quarter is primarily driven by a recapture fee associated with a large treaty in Australia along with fees associated with the reinstatement and conversion of an existing treaty in Japan recognized in the second quarter of 2014. Additionally, poor claims experience in Australia during the second quarter contributed to the quarter over quarter decline. The increase in income before income taxes for the first six months is primarily attributable to favorable results across the segment. Foreign currency exchange fluctuations resulted in an increase (decrease) to income before income taxes totaling approximately $1.5 million and $(3.2) million for the three and six months of 2015, as compared to the same periods in 2014.
Net premiums were relatively unchanged for the three months and increased $6.0 million, or 0.8%, for the six months ended June 30, 2015, as compared to the same periods in 2014. The increase for the six month period was driven by both new and existing business written throughout the segment. Foreign currency exchange fluctuations resulted in a decrease in net premiums of approximately $50.8 million and $86.0 million for the three and six months of 2015, as compared to the same periods in 2014.
A portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Reinsurance of critical illness in the segment is offered primarily in South Korea, Australia and Hong Kong. Net premiums earned from this coverage totaled $75.1 million and $71.9 million for the second quarter and $145.0 million and $132.3 million for the first six months ended June 30, 2015 and 2014, respectively. Premium levels can be significantly influenced by currency fluctuations, large transactions and reporting practices of ceding companies and can fluctuate from period to period.
Net investment income decreased $1.5 million, or 6.8%, and $1.2 million, or 2.8%, for the three and six months ended June 30, 2015, as compared to the same periods in 2014. The decreases were primarily due to a decline in investment yield and an unfavorable change in foreign currency exchange fluctuations of $2.9 million and $5.3 million for the three and six months ended June 30, 2015, as compared to the same periods in 2014. A portion of investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Other revenues decreased by $50.8 million, or 98.4%, and $50.0 million, or 96.3%, for the three and six months ended June 30, 2015, as compared to the same periods in 2014. The decrease in other revenues is primarily due to a recapture fee associated with a large treaty in Australia and fees associated with the reinstatement and conversion of an existing treaty in Japan recognized in the second quarter of 2014.
Loss ratios for this segment were 83.4% and 76.8% for the second quarter and 77.5% for both six months ended June 30, 2015 and 2014, respectively. The increase in the loss ratio for the second quarter of 2015, compared to the same period in 2014, was primarily due to unfavorable claims experience in Australia. Although reasonably predictable over a period of years, claims can be volatile over shorter periods. Management views recent experience as normal short-term volatility that is inherent in the business.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 12.6% and 27.5% for the second quarter and 12.6% and 21.3% for the six months ended June 30, 2015 and 2014, respectively. The decrease in the ratios in 2015 was primarily attributable to the recognition of the DAC relating to the aforementioned individual lump sum treaty recapture in Australia in the second quarter of 2014. The ratio of policy acquisition costs and other insurance expenses as a percentage of net premiums should generally decline as the business matures; however, the percentage does fluctuate periodically due to timing of client company reporting and variations in the mixture of business.
Other operating expenses increased $1.7 million, or 5.7%, and $3.0 million, or 5.1%, for the three and six months ended June 30, 2015, as compared to the same period in 2014. Other operating expenses as a percentage of net premiums totaled 8.2% and 7.8% for the second quarter and 8.0% and 7.7% for the six months ended June 30, 2015 and 2014, respectively. The timing of premium flows and the level of costs associated with the entrance into and development of new markets within the segment may cause other operating expenses as a percentage of net premiums to fluctuate over periods of time.
Non-Traditional Reinsurance
Income before income taxes decreased by $8.1 million, or 120.9%, and $5.4 million, or 38.3%, for the three and six months ended June 30, 2015, as compared to the same periods in 2014. The decrease in income before income taxes is primarily attributable to policy lapses associated with a treaty in Japan, as well as a loss on the fair value of derivatives. Foreign currency exchange fluctuations resulted in a decrease to income before income taxes totaling approximately $0.2 million and $0.7 million for the three and six months of 2015, as compared to the same periods in 2014.

Net premiums decreased $2.3 million, or 71.9%, and $7.7 million, or 40.7%, for the three and six months ended June 30, 2015, as compared to the same periods in 2014. The decrease was primarily due to policy lapses associated with a treaty in Japan. Foreign currency exchange fluctuations resulted in a decrease in net premiums of approximately $0.2 million and $1.8 million for the three and six months of 2015, as compared to the same periods in 2014. Premium levels can be significantly influenced by currency fluctuations, large transactions and reporting practices of ceding companies and can fluctuate from period to period.
Net investment income decreased $0.9 million, or 19.4%, and $1.6 million, or 17.7%, for the three and six months ended June 30, 2015, as compared to the same periods in 2014. The decrease was primarily due to a decrease in the invested asset base. Foreign currency exchange fluctuation resulted in a decrease in net investment income of approximately $0.7 million and $1.3 million for the three and six months of 2015, as compared to the same periods in 2014. A portion of investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Other revenues decreased by $1.4 million, or 27.3%, and $2.1 million, or 18.9%, for the three and six months ended June 30, 2015, as compared to the same periods in 2014. The decrease in other revenues for the three and six months ended June 30, 2015 was primarily due to the recapture of certain non-traditional treaties in the current quarter. At both June 30, 2015 and 2014, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures was $1.1 billion. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and, therefore, can fluctuate from period to period.
Claims and other policy benefits decreased by $1.9 million, or 28.4%, and $13.1 million, or 55.6%, for the three and six months ended June 30, 2015, as compared to the same periods in 2014. This decrease is attributable to favorable experience on the disability and life business in the segment. Although reasonably predictable over a period of years, claims can be volatile over shorter periods. Management views recent experience as normal short-term volatility that is inherent in the business.
Other operating expenses decreased $0.3 million, or 8.8%, and $0.2 million, or 2.7%, for the three and six months ended June 30, 2015, as compared to the same periods in 2014, respectively. The timing of premium flows and the level of costs associated with the entrance into and development of new markets within the segment may cause other operating expenses as a percentage of net premiums to fluctuate over periods of time.
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

(dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues:
Net premiums	$153	$206	$320	$421
Investment income, net of related expenses	31,707	25,882	63,402	51,618
Investment related gains (losses), net	1,712	(5,875)	(121)	(5,168)
Other revenues	3,307	2,730	4,997	7,297
Total revenues	36,879	22,943	68,598	54,168
Benefits and expenses:
Claims and other policy benefits	—	(17)	53	—
Interest credited	203	198	415	404
Policy acquisition costs and other insurance income	(21,843)	(17,319)	(42,431)	(38,986)
Other operating expenses	26,137	22,476	44,471	33,728
Interest expense	35,851	35,211	71,478	70,295
Collateral finance and securitization expense	5,258	2,591	11,329	5,160
Total benefits and expenses	45,606	43,140	85,315	70,601
Loss before income taxes	$(8,727)	$(20,197)	$(16,717)	$(16,433)

Loss before income taxes decreased by $11.5 million, or 56.8%, and increased by $0.3 million, or 1.7%, for the three and six months ended June 30, 2015, as compared to the same periods in 2014. The decrease in loss before income taxes in the second quarter is primarily due to an increase of $13.9 million in total revenues, partially offset by an increase of $2.5 million in total benefits and expenses. The increase in loss before income taxes in the first six months is primarily due to an increase of $14.7 million in total benefits and expenses, partially offset by an increase of $14.4 million in total revenues.
Total revenues increased by $13.9 million, or 60.7%, and $14.4 million, or 26.6%, for the three and six months ended June 30, 2015, as compared to the same periods in 2014. The increase for the second quarter is due to an increase of $7.6 million in investment related gains (losses), net and an increase of $5.8 million in investment income, net of related expenses due to higher investment yields and higher allocated invested assets. The increase for the first six months is primarily due to an increase of $11.8 million in investment income, net of related expenses due to higher investment yields and higher allocated invested assets. Also, the increase is due to an increase in investment related gains (losses), net of $5.0 million.
Total benefits and expenses increased by $2.5 million, or 5.7%, and $14.7 million, or 20.8%, for the three and six months ended June 30, 2015, as compared to the same periods in 2014. The increase in the second quarter is primarily due to a $3.7 million increase in other operating expenses mainly due to a decrease in the amount of executive costs allocated to the geographic segments. The increase in the first six months is primarily due to an increase of $10.7 million in other operating expenses mainly due to a decrease in the amount of executive costs allocated to the geographic segments and a $6.2 million increase in collateral finance facility expenses due to the issuance of $300.0 million of securitization notes in the fourth quarter of 2014, offset by a decrease of $3.4 million in policy acquisition costs and other insurance income related to the offset to capital charges allocated to the operating segments.
Liquidity and Capital Resources
Current Market Environment
The current interest rate environment in select markets, primarily the U.S. and Canada continues to negatively affect the Company's earnings. The Company's average investment yield, excluding spread related business, continues to be below 5.00%, with only slight movement since 2012. The average investment yield, excluding spread business, increased 7 basis points for the six months ended June 30, 2015 as compared to the same period in 2014. In addition, the Company’s insurance liabilities, in particular its annuity products, are sensitive to changing market factors. Rising interest rates during the second quarter of 2015 have decreased gross unrealized gains on fixed maturity and equity securities available-for-sale from $2,971.6 million at March 31, 2015 to $2,150.8 million at June 30, 2015. Similarly, the higher interest rates have increased gross unrealized losses from $99.5 million at March 31, 2015 to $393.8 million June 30, 2015.
The Company continues to be in a position to hold any investment security showing an unrealized loss until recovery, provided it remains comfortable with the credit of the issuer. As indicated above, gross unrealized gains on investment securities of $2,150.8 million remain well in excess of gross unrealized losses of $393.8 million as of June 30, 2015. Historically low interest rates continued to put pressure on the Company’s investment yield. The Company does not rely on short-term funding or commercial paper and to date it has experienced no liquidity pressure, nor does it anticipate such pressure in the foreseeable future.
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
The Holding Company
RGA is an insurance holding company whose primary uses of liquidity include, but are not limited to, the immediate capital needs of its operating companies, dividends paid to its shareholders, repurchase of common stock and interest payments on its indebtedness. RGA recognized interest expense of $88.3 million and $89.2 million for the six months ended June 30, 2015 and 2014, respectively. RGA made capital contributions to subsidiaries of $2.5 million and $115.0 million for the six months ended June 30, 2015 and 2014, respectively. Dividends to shareholders were $44.5 million and $42.0 million for the six months ended June 30, 2015 and 2014, respectively. The primary sources of RGA’s liquidity include proceeds from its capital raising efforts, interest income on undeployed corporate investments, interest income received on surplus notes issued by its subsidiaries and dividends from subsidiaries. RGA recognized interest and dividend income of $61.7 million and $49.1 million for the six months ended June 30, 2015 and 2014, respectively. As the Company continues its expansion efforts, RGA will continue to be dependent upon these sources of liquidity. As of June 30, 2015 and December 31, 2014, RGA held $586.5 million and $623.4 million, respectively, of cash and cash equivalents, short-term and other investments and fixed maturity investments.

RGA, through wholly-owned subsidiaries, has committed to provide statutory reserve support to third-parties, in exchange for a fee, by funding loans if certain defined events occur. Such statutory reserves are required under the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX for term life insurance policies and Regulation A-XXX for universal life secondary guarantees). The third-parties have recourse to RGA should the subsidiary fail to provide the required funding, however, as of June 30, 2015, the Company does not believe that it will be required to provide any funding under these commitments as the occurrence of the defined events is considered remote. See Note 8 - "Commitments, Contingencies and Guarantees" in the Notes to Condensed Consolidated Financial Statements for a table that presents these commitments by period and maximum obligation.
RGA has established an intercompany revolving credit facility where certain subsidiaries can lend to or borrow from each other and from RGA in order to manage capital and liquidity more efficiently. The intercompany revolving credit facility, which is a series of demand loans among RGA and its affiliates, comports with applicable insurance laws. This facility reduces overall borrowing costs by allowing RGA and its operating companies to access internal cash resources instead of incurring third-party transaction costs. The statutory borrowing and lending limit for RGA’s Missouri-domiciled insurance subsidiaries is currently 3% of the insurance company’s admitted assets as of its most recent year-end. There was $45.0 million and $35.0 million outstanding under the intercompany revolving credit facility as of June 30, 2015 and December 31, 2014, respectively. In addition to loans associated with the intercompany revolving credit facility, RGA and its subsidiary, RGA Capital LLC, provided loans to RGA Australian Holdings Pty Limited, another RGA subsidiary, with a total outstanding balance of $46.2 million and $49.1 million as of June 30, 2015 and December 31, 2014, respectively.
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
The Company endeavors to maintain a capital structure that provides financial and operational flexibility to its subsidiaries, credit ratings that support its competitive position in the financial services marketplace, and shareholder returns. As part of the Company’s capital deployment strategy, is has in recent years repurchased shares of the Company’s common stock and paid dividends to its shareholders, as authorized by the board of directors. The Company’s current share repurchase program, which was approved by the board of directors in January 2015 and amended in July 2015, authorizes the repurchase of up to $450.0 million of common stock. The pace of repurchase activity depends on various factors such as the level of available cash, an evaluation of the costs and benefits associated with alternative uses of excess capital, such as acquisitions and in force reinsurance transactions, and RGA’s stock price.
Details underlying dividend and stock repurchase activity were as follows (in thousands, except share data):

	Six months ended June30,
	2015	2014	Change
Dividends to shareholders	$44,519	$41,955	6.1%
Repurchases of treasury stock	253,604	176,747	43.5
Total amount paid to shareholders	$298,123	$218,702	36.3

Number of shares repurchased	2,791,360	2,267,808
Average price per share	$90.85	$77.94
In July 2015, the Company’s quarterly dividend was increased to $0.37 per share from $0.33 per share. All future payments of dividends are at the discretion of RGA’s board of directors and will depend on the Company’s earnings, capital requirements, insurance regulatory conditions, operating conditions, and other such factors as the board of directors may deem relevant. The amount of dividends that RGA can pay will depend in part on the operations of its reinsurance subsidiaries. See Note 13 - "Stock Transactions" in the Notes to Condensed Consolidated Financial Statements for information on the Company's share repurchase program.

Debt
Certain of the Company’s debt agreements contain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of consolidated net worth, maximum ratios of debt to capitalization and change of control provisions. The Company is required to maintain a minimum consolidated net worth, as defined in the debt agreements, of $2.8 billion, calculated as of the last day of each fiscal quarter. Also, consolidated indebtedness, calculated as of the last day of each fiscal quarter, cannot exceed 35% of the sum of the Company’s consolidated indebtedness plus adjusted consolidated stockholders' equity. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the various agreements. Additionally, the Company’s debt agreements contain cross-default covenants, which would make outstanding borrowings immediately payable in the event of a material uncured covenant default under any of the agreements, including, but not limited to, non-payment of indebtedness when due for an amount in excess of $100.0 million, bankruptcy proceedings, or any other event which results in the acceleration of the maturity of indebtedness. As of June 30, 2015 and December 31, 2014, the Company had $2,313.5 million and $2,314.3 million, respectively, in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, available liquidity at the holding company, and the Company’s ability to raise additional funds. Scheduled repayments of debt over the next five years total $2.5 million in 2016, $302.6 million in 2017, $2.7 million in 2018, $402.8 million in 2019, $2.9 million in 2020 and $1,603.4 million thereafter.
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
The Company may borrow up to $850.0 million in cash and obtain letters of credit in multiple currencies on its revolving credit facility that expires in September 2019. As of June 30, 2015, the Company had no cash borrowings outstanding and $401.9 million in issued, but undrawn, letters of credit under this facility. As of both June 30, 2015 and December 31, 2014, the average interest rate on short-term and long-term debt outstanding was 5.69%.
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
In May 2015, RGA’s subsidiary, RGA Barbados obtained CAD$200.0 million of collateral financing from a third party through 2020, enabling RGA Barbados to support collateral requirements for Canadian reinsurance transactions. The obligation is reflected on the condensed consolidated balance sheets in collateral finance and securitization notes. Interest on the collateral financing is payable quarterly and accrues at 3-month Canadian Dealer Offered Rate plus a margin and is reflected on the condensed consolidated statements of income in collateral finance and securitization expense.
In 2014, RGA's subsidiary, Chesterfield Financial, issued $300.0 million of asset-backed notes due December 2034 in a private placement. The notes were issued as part of an embedded value securitization transaction covering a closed block of policies assumed by RGA Reinsurance and retroceded to Chesterfield Re. Proceeds from the notes, along with a $79.0 million direct investment by the Company, were applied by Chesterfield Financial to (i) pay certain transaction-related expenses, (ii) establish a $27.0 million Reserve Account owned by Chesterfield Financial and pledged to the indenture trustee for the benefit of the holders of the notes (primarily to cover interest payments on the notes), and (iii) to fund an initial stock purchase from and capital contribution to Chesterfield Re of $346.5 million to capitalize Chesterfield Re and to finance the payment of a $256.5 million ceding commission by Chesterfield Re to RGA Reinsurance under the retrocession agreement. Interest on the notes accrues at an annual rate of 4.50%, payable quarterly and is reflected on the condensed consolidated statements of income in collateral finance and securitization expense. The notes represent senior, secured indebtedness of Chesterfield Financial and are reflected on the condensed consolidated balance sheets in collateral finance and securitization notes. Limited support is provided by RGA for temporary potential liquidity events at Chesterfield Financial and for temporary potential statutory capital and surplus events at Chesterfield Re. Otherwise, there is no legal recourse to RGA or its other subsidiaries. The notes are not insured or guaranteed by any other person or entity.
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
Affiliated captives are commonly used in the insurance industry to help manage statutory reserve and collateral requirements and are often domiciled in the same state as the insurance company that sponsors the captive. The NAIC has analyzed the insurance industry’s use of affiliated captive reinsurers to satisfy certain reserve requirements and has adopted measures to promote uniformity in both the approval and supervision of such reinsurers. While additional work will be done by the NAIC to implement all of the changes, new standards have been introduced to address the extent that captives can be used to finance reserve growth related to new life insurance business subject to Regulation XXX. There is a commitment to allowing current captives to continue in accordance with their currently approved plans. State insurance regulators that regulate the Company’s domestic insurance companies have placed new restrictions on the use of newly established captive reinsurers and it is anticipated that such additional restrictions may make them less effective as a means of helping to finance reserve growth related to business issued in the future. This could adversely affect the Company’s ability to reinsure certain products, maintain risk based capital ratios and deploy excess capital. As a result, the Company may need to alter the type and volume of business it reinsures, increase prices on those products, raise additional capital to support higher regulatory reserves or implement higher cost strategies, all of which could adversely affect the Company’s competitive position and its results of operations.

There may be more changes in the use and regulation of captives, but we cannot predict the extent of any changes that may be made. Accordingly, the Company has reevaluated and adjusted its strategy of using captives to enhance its capital efficiency and competitive position while it continued to monitor the regulations related to captives and any proposed changes in such regulations. The Company cannot estimate the impact of discontinuing or altering its captive strategy in response to potential regulatory changes due to many unknown variables such as the cost and availability of alternative capital, potential changes in regulatory reserving requirements under a principle-based reserving approach which would likely reduce required collateral, changes in acceptable collateral for statutory reserves, the introduction of the “certified reinsurer” laws and regulations in certain United States jurisdictions where the Company operates, the potential for increased pricing of products offered by the Company and the potential change in mix of products sold and/or offered by the Company and/or its clients.
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
Additional sources of liquidity to meet unexpected cash outflows in excess of operating cash inflows and current cash and equivalents on hand include selling short-term investments or fixed maturity securities and drawing funds under a revolving credit facility, under which the Company had availability of $448.1 million as of June 30, 2015. The Company also has $751.4 million of funds available through collateralized borrowings from the FHLB.
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

	For the six months ended June 30,
	2015	2014
	(Dollars in thousands)
Sources:
Net cash provided by operating activities	$605,692	$907,810
Proceeds from collateral finance transactions	160,060	—
Net cash provided by short-term debt issuances	—	110,000
Excess tax benefits from share-based payment arrangement	—	1,268
Exercise of stock options, net	12,641	9,578
Change in cash collateral for derivative positions and other arrangements	—	47,561
Effect of exchange rate changes on cash	—	18,483
Total sources	778,393	1,094,700

Uses:
Net cash used in investing activities	473,037	95,373
Dividends to stockholders	44,519	41,955
Repayment of collateral finance and securitization notes	17,632	—
Debt issuance costs	1,170	—
Principal payments of long-term debt	1,178	—
Purchases of treasury stock	262,515	179,592
Change in cash collateral for derivatives and other arrangements	31,244	—
Cash used for changes in universal life and other
investment type policies and contracts	230,921	323,310
Effect of exchange rate changes on cash	26,185	—
Total uses	1,088,401	640,230
Net increase (decrease) in cash and cash equivalents	$(310,008)	$454,470
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
Contractual Obligations
From December 31, 2014 to June 30, 2015, the Company’s obligation related to future policy benefits increased by $2,003.2 million due to the purchase of Aurora in the second quarter of 2015, as discussed in Note 14 - “Acquisition” in the Notes to Condensed Consolidated Financial Statements. The Company’s obligation related to its collateral finance facility, including interest, was reduced by $147.4 million since December 31, 2014. This amount represents the net of a reduction of $301.1 million related to the Company’s decision to terminate a collateral financing arrangement between its subsidiary, Manor Reinsurance Ltd., and an international bank largely offset by CAD$200 million of collateral financing obtained from a third party by the Company’s subsidiary, RGA Barbados. In addition, since December 31, 2014, the Company’s obligation for other investment related commitments decreased by $104.2 million due to the termination of the Company's securities repurchase program in 2015. There were no other material changes in the Company’s contractual obligations from those reported in the 2014 Annual Report.

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
The Company’s liquidity position (cash and cash equivalents and short-term investments) was $1,411.8 million and $1,743.4 million at June 30, 2015 and December 31, 2014, respectively. Cash and cash equivalents includes cash collateral received from derivative counterparties of $160.8 million and $178.1 million as of June 30, 2015 and December 31, 2014, respectively. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in other liabilities in the Company’s condensed consolidated balance sheets. Liquidity needs are determined from valuation analyses conducted by operational units and are driven by product portfolios. Periodic evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.
See “Securities Borrowing and Other” in Note 4 - “Investments” in the Notes to Condensed Consolidated Financial Statements for information related to the Company’s securities borrowing and repurchase/reverse repurchase programs. In addition to its security agreements with third parties, certain RGA’s subsidiaries have entered into intercompany securities lending agreements to more efficiently source securities for lending to third parties and to provide for more efficient regulatory capital management.
RGA Reinsurance is a member of the FHLB and holds $35.0 million of FHLB common stock, which is included in other invested assets on the Company's condensed consolidated balance sheets. Membership provides RGA Reinsurance access to borrowing arrangements (“advances”) and funding agreements, discussed below, with the FHLB. RGA Reinsurance did not have any advances from the FHLB at June 30, 2015 and December 31, 2014. RGA Reinsurance’s average outstanding balance of advances was $24.8 million and $12.5 million during the second quarter and first six months of 2015, respectively, and was $106.4 million and $59.3 million during the second quarter and first six months of 2014, respectively. Interest on advances is reflected in interest expense on the Company's condensed consolidated statements of income.
In addition, RGA Reinsurance has also entered into funding agreements with the FHLB under guaranteed investment contracts whereby RGA Reinsurance has issued the funding agreements in exchange for cash and for which the FHLB has been granted a blanket lien on RGA Reinsurance's commercial and residential mortgage-backed securities and commercial mortgage loans used to collateralize RGA Reinsurance's obligations under the funding agreements. RGA Reinsurance maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreements represented by this blanket lien provide that upon any event of default by RGA Reinsurance, the FHLB's recovery is limited to the amount of RGA Reinsurance's liability under the outstanding funding agreements. The amount of the RGA Reinsurance's liability for the funding agreements with the FHLB under guaranteed investment contracts was $625.1 million and $636.1 million at June 30, 2015 and December 31, 2014, respectively, which is included in interest sensitive contract liabilities on the Company's condensed consolidated balance sheets. The advances on these agreements are collateralized primarily by commercial and residential mortgage-backed securities and commercial mortgage loans. The amount of collateral exceeds the liability and is dependent on the type of assets collateralizing the guaranteed investment contracts.

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
Portfolio Composition
The Company had total cash and invested assets of $40.9 billion and $38.3 billion at June 30, 2015 and December 31, 2014, respectively, as illustrated below (dollars in thousands):

	June 30, 2015	% of Total	December 31, 2014	% of Total
Fixed maturity securities, available-for-sale	$28,063,975	68.5%	$25,480,972	66.5%
Mortgage loans on real estate	3,073,313	7.5	2,712,238	7.1
Policy loans	1,438,156	3.5	1,284,284	3.3
Funds withheld at interest	5,840,076	14.3	5,922,561	15.4
Short-term investments	76,118	0.2	97,694	0.3
Other invested assets	1,110,107	2.7	1,198,319	3.1
Cash and cash equivalents	1,335,661	3.3	1,645,669	4.3
Total cash and invested assets	$40,937,406	100.0%	$38,341,737	100.0%
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

	Three months ended June 30,			Six months ended June 30,
	2015	2014	Increase/ (Decrease)	2015	2014	Increase/ (Decrease)
Average invested assets at amortized cost	$21,029,197	$20,121,261	4.5%	$20,926,385	$19,807,087	5.7%
Net investment income	252,131	236,604	6.6	499,369	466,248	7.1
Investment yield (ratio of net investment income to average invested assets)	4.88%	4.79%	9 bps	4.83%	4.76%	7 bps

Investment yield increased for the three and six months ended June 30, 2015 in comparison to the same periods in the prior year due to increased income from limited partnership investments and prepayment fees on a structured note payoff, both of which are included in other invested assets.
Fixed Maturity and Equity Securities Available-for-Sale
See “Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables that provide the amortized cost, unrealized gains and losses, estimated fair value of fixed maturity and equity securities, and the other-than-temporary impairments in AOCI by sector as of June 30, 2015 and December 31, 2014.

The Company’s fixed maturity securities are invested primarily in corporate bonds, mortgage- and asset-backed securities, and U.S. and Canadian government securities. As of June 30, 2015 and December 31, 2014, approximately 93.8% and 94.6%, respectively, of the Company’s consolidated investment portfolio of fixed maturity securities were investment grade.
Important factors in the selection of investments include diversification, quality, yield, call protection and total rate of return potential. The relative importance of these factors is determined by market conditions and the underlying reinsurance liability and existing portfolio characteristics. The largest asset class in which fixed maturity securities were invested was corporate securities, which represented approximately 58.8% and 58.4% of total fixed maturity securities as of June 30, 2015 and December 31, 2014, respectively. See “Corporate Fixed Maturity Securities” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables showing the major industry types, which comprise the corporate fixed maturity holdings at June 30, 2015 and December 31, 2014.
As of June 30, 2015, the Company’s investments in Canadian and Canadian provincial government securities represented 13.5% of the fair value of total fixed maturity securities compared to 15.2% of the fair value of total fixed maturity securities at December 31, 2014. These assets are primarily high quality, long duration provincial strips, the valuation of which is closely linked to the interest rate curve. These assets are longer in duration and held primarily for asset/liability management to meet Canadian regulatory requirements. See “Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables showing the various sectors as of June 30, 2015 and December 31, 2014.
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
The quality of the Company’s available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity security portfolio, at June 30, 2015 and December 31, 2014 was as follows (dollars in thousands):

		June 30, 2015			December 31, 2014
NAIC Designation	Rating Agency Designation	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
1	AAA/AA/A	$16,880,974	$18,443,284	65.7%	$14,855,946	$16,866,777	66.1%
2	BBB	7,686,514	7,881,514	28.1	6,880,383	7,258,299	28.5
3	BB	932,629	950,069	3.4	750,152	760,531	3.0
4	B	510,894	504,272	1.8	387,456	372,375	1.5
5	CCC and lower	246,203	242,930	0.9	212,905	208,346	0.8
6	In or near default	48,118	41,906	0.1	18,755	14,644	0.1
	Total	$26,305,332	$28,063,975	100.0%	$23,105,597	$25,480,972	100.0%

The Company’s fixed maturity portfolio includes structured securities. The following table shows the types of structured securities the Company held at June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015		December 31, 2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Residential mortgage-backed securities:
Agency	$626,139	$656,940	$639,936	$677,352
Non-agency	528,593	533,939	351,931	360,544
Total residential mortgage-backed securities	1,154,732	1,190,879	991,867	1,037,896
Commercial mortgage-backed securities	1,471,419	1,525,469	1,453,657	1,532,591
Asset-backed securities	1,051,093	1,062,624	1,059,660	1,069,586
Total	$3,677,244	$3,778,972	$3,505,184	$3,640,073

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
As of June 30, 2015, approximately 99.1% of the commercial mortgage-backed securities were considered investment-grade utilizing the rating methodology described above.  The Company had no other-than-temporary impairments in its direct investments in commercial mortgage-backed securities for the three and six months ended June 30, 2015 or 2014.
Asset-backed securities include credit card and automobile receivables, student loans, home equity loans and collateralized debt obligations (primarily collateralized loan obligations). The Company owns floating rate securities that represent approximately 12.5% and 13.5% of the total fixed maturity securities at June 30, 2015 and December 31, 2014, respectively. These investments have a higher degree of income variability than the other fixed income holdings in the portfolio due to the floating rate nature of the interest payments. The Company holds these investments to match specific floating rate liabilities primarily reflected in the condensed consolidated balance sheets as collateral finance notes, as well as to enhance asset management strategies. In addition to the risks associated with floating rate securities, principal risks in holding asset-backed securities are structural, credit and capital market risks. Structural risks include the securities’ cash flow priority in the capital structure and the inherent prepayment sensitivity of the underlying collateral. Credit risks include the adequacy and ability to realize proceeds from the collateral. Credit risks are mitigated by credit enhancements which include excess spread, over-collateralization and subordination. Capital market risks include general level of interest rates and the liquidity for these securities in the marketplace.
The Company monitors its fixed maturity and equity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, the length of time and the extent to which the market value has been below amortized cost, compliance with covenants, general market and industry sector conditions, current intent and ability to hold securities, and various other subjective factors. Based on management's judgment, securities determined to have an other-than-temporary impairment in value are written down to fair value. See “Investments – Other-than-Temporary Impairment” in Note 2 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in the 2014 Annual Report for additional information. The table below summarizes other-than-temporary impairments and changes in the mortgage loan provision for the three and six months ended June 30, 2015 and 2014 (dollars in thousands).

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Corporate / Other fixed maturity securities	$4,137	$870	$6,664	$1,173
Other impairment losses and change in mortgage loan provision	(143)	5,309	4,025	3,645
Total	$3,994	$6,179	$10,689	$4,818

At June 30, 2015 and December 31, 2014, the Company had $393.8 million and $134.9 million, respectively, of gross unrealized losses related to its fixed maturity and equity securities. The distribution of the gross unrealized losses related to these securities is shown below.

	June 30, 2015	December 31, 2014
Sector:
Corporate securities	62.6%	68.3%
Canadian and Canada provincial governments	0.7	—
Residential mortgage-backed securities	2.8	4.9
Asset-backed securities	2.1	7.7
Commercial mortgage-backed securities	2.4	6.4
State and political subdivisions	2.8	2.6
U.S. government and agencies	22.1	0.4
Other foreign government, supranational and foreign government-sponsored enterprises	4.5	9.7
Total	100.0%	100.0%
Industry:
Finance	13.9%	17.4%
Asset-backed	2.1	7.7
Industrial	43.5	49.3
Mortgage-backed	5.2	11.3
Government	30.1	12.7
Utility	5.2	1.6
Total	100.0%	100.0%
See “Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the total gross unrealized losses for fixed maturity and equity securities at June 30, 2015 and December 31, 2014, respectively, where the estimated fair value had declined and remained below amortized cost by less than 20% or more than 20%.
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
See “Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables that present the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for fixed maturity and equity securities that have estimated fair values below amortized cost, by class and grade security, as well as the length of time the related market value has remained below amortized cost as of June 30, 2015 and December 31, 2014.
As of June 30, 2015 and December 31, 2014, the Company classified approximately 8.1% and 8.8%, respectively, of its fixed maturity securities in the Level 3 category (refer to Note 6 – “Fair Value of Assets and Liabilities” in the Notes to Condensed Consolidated Financial Statements for additional information). These securities primarily consist of private placement corporate securities, bank loans, below investment grade commercial and residential mortgage-backed securities, collateralized loan obligations and subprime asset-backed securities with inactive trading markets.
See “Securities Borrowing and Other” in Note 4 - “Investments” in the Notes to Condensed Consolidated Financial Statements for information related to the Company’s securities borrowing, repurchase and repurchase/reverse repurchase programs.
Mortgage Loans on Real Estate
Mortgage loans represented approximately 7.5% and 7.1% of the Company’s cash and invested assets as of June 30, 2015 and December 31, 2014, respectively. The Company’s mortgage loan portfolio consists of U.S. based investments primarily in commercial offices, light industrial properties and retail locations. The mortgage loan portfolio is diversified by geographic region and property type. Additional information on geographic concentration and property type can be found under "Mortgage Loans on Real Estate" in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements.

As of June 30, 2015 and December 31, 2014, the Company’s mortgage loans, gross of valuation allowances, were distributed throughout the United States as follows (dollars in thousands):

	June 30, 2015		December 31, 2014
	Recorded Investment	% of Total	Recorded Investment	% of Total
Pacific	$817,037	26.6%	$678,114	24.9%
South Atlantic	669,971	21.8	622,859	22.9
Mountain	536,571	17.4	480,075	17.7
Middle Atlantic	173,735	5.6	166,247	6.1
West North Central	271,100	8.8	185,061	6.8
East North Central	301,909	9.8	284,300	10.5
West South Central	210,408	6.8	178,478	6.6
East South Central	47,413	1.5	62,794	2.3
New England	51,111	1.7	60,781	2.2
Total	$3,079,255	100.0%	$2,718,709	100.0%
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
Policy Loans
Policy loans comprised approximately 3.5% and 3.3% of the Company’s cash and invested assets as of June 30, 2015 and December 31, 2014, respectively, the majority of which are associated with one client. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. Because policy loans represent premature distributions of policy liabilities, they have the effect of reducing future disintermediation risk. In addition, the Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.
Funds Withheld at Interest
Funds withheld at interest comprised approximately 14.3% and 15.4% of the Company’s cash and invested assets as of June 30, 2015 and December 31, 2014, respectively. For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company, and are reflected as funds withheld at interest on the Company’s consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances against amounts owed by the ceding company. Interest accrues to these assets at rates defined by the treaty terms. Additionally, under certain treaties the Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had an average rating of “A” at June 30, 2015 and December 31, 2014. Certain ceding companies maintain segregated portfolios for the benefit of the Company.
Other Invested Assets
Other invested assets include equity securities, limited partnership interests, joint ventures (other than operating joint ventures), structured loans, derivative contracts, FVO contractholder-directed unit-linked investments, FHLB common stock, real estate held-for-investment and equity release mortgages. Other invested assets represented approximately 2.7% and 3.1% of the Company’s cash and invested assets as of June 30, 2015 and December 31, 2014, respectively. See “Other Invested Assets” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the carrying value of the Company’s other invested assets by type as of June 30, 2015 and December 31, 2014.
The Company did not record any other-than-temporary impairments on equity securities in the first six months of 2015 or 2014. The Company recorded no other-than-temporary impairments in the second quarter of 2015 and $4.5 million of other-than-

temporary impairments on limited partnership interests in the first six months of 2015. The Company recorded $4.2 million of other-than-temporary impairments on limited partnership interests in the second quarter and first six months of 2014.
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
See Note 5 - “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the notional amounts and fair value of investment related derivative instruments held at June 30, 2015 and December 31, 2014.
The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value at the reporting date plus or minus any collateral posted or held by the Company. The Company had credit exposure related to its derivative contracts, excluding futures, longevity, and mortality swaps, of $21.2 million and $7.7 million at June 30, 2015 and December 31, 2014, respectively.
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

2.
Risk Tolerance Statements: Describes the amount of risk the Company is willing to accept, which take into account the interactions and aggregation of risks across multiple risk areas. These statements provide a framework for managing the Company from an overall risk point of view.

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
The Company generally does not hedge the foreign currency exposure of its subsidiaries transacting business in currencies other than their functional currency (transaction exposure). However, the Company has entered into cross currency swaps to manage its net exposure to foreign currencies. The majority of the Company’s foreign currency transactions are denominated in Australian dollars, British pounds, Canadian dollars, Euros, Japanese yen, Korean won, and the South African rand. The maximum amount of assets held in a specific currency (with the exception of the U.S. dollar) is measured relative to risk targets and is monitored regularly.
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
The Company reinsures annuities with benefits indexed to the cost of living. Some of these benefits are hedged with a combination of CPI swaps and indexed bonds when material.
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
Variable Annuities
The Company reinsures variable annuities including those with guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”) and guaranteed minimum withdrawal benefits (“GMWB”). Strong equity markets, increases in interest rates and decreases in equity market volatility will generally decrease the fair value of the liabilities underlying the benefits. Conversely, a decrease in the equity markets along with a decrease in interest rates and an increase in equity market volatility will generally result in an increase in the fair value of the liabilities underlying the benefits, which has the effect of increasing reserves and lowering earnings. The Company maintains a customized dynamic hedging program that is designed to substantially mitigate the risks associated with income volatility around the change in reserves on guaranteed benefits, ignoring the Company’s own credit risk assessment. However, the hedge positions may not fully offset the changes in the carrying value of the guarantees due to, among other things, time lags, high levels of volatility in the equity and derivative markets, extreme swings in interest rates, unexpected contract holder behavior, and divergence between the performance of the underlying funds and hedging indices. These factors, individually or collectively, may have a material adverse effect on the Company’s net income, financial condition or liquidity. The table below provides a summary of variable annuity account values and the fair value of the guaranteed benefits as of June 30, 2015 and December 31, 2014.

(dollars in millions)	June 30, 2015	December 31, 2014
No guarantee minimum benefits	$843	$881
GMDB only	69	75
GMIB only	5	5
GMAB only	38	44
GMWB only	1,540	1,636
GMDB / WB	391	427
Other	24	27
Total variable annuity account values	$2,910	$3,095
Fair value of liabilities associated with living benefit riders	$134	$159
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

The Company enters into various collateral arrangements, which require both the posting and accepting of collateral in connection with its derivative instruments. Collateral agreements contain attachment thresholds that vary depending on the posting party’s financial strength ratings. Additionally, a decrease in the Company’s financial strength rating to a specified level results in potential settlement of the derivative positions under the Company’s agreements with its counterparties. A committee is responsible for setting rules and approving and overseeing all transactions requiring collateral. See “Credit Risk” in Note 5 – “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for additional information on credit risk related to derivatives.
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
Generally, RGA’s insurance subsidiaries retrocede amounts in excess of their retention to RGA Reinsurance, Parkway Re, RGA Barbados, RGA Americas, Rockwood Re, Manor Re, RGA Worldwide or RGA Atlantic. External retrocessions are arranged through the Company’s retrocession pools for amounts in excess of its retention. As of June 30, 2015, all retrocession pool members in this excess retention pool rated by the A.M. Best Company were rated “A-” or better. A rating of “A-” is the fourth highest rating out of fifteen possible ratings. For a majority of the retrocessionaires that were not rated, letters of credit or trust assets have been given as additional security. In addition, the Company performs annual financial and in force reviews of its retrocessionaires to evaluate financial stability and performance.
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
New Accounting Standards
See Note 16 — “New Accounting Standards” in the Notes to Condensed Consolidated Financial Statements.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in the Company’s quantitative or qualitative aspects of market risk during the quarter ended June 30, 2015 from that disclosed in the 2014 Annual Report. See “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk”, which is included herein, for additional information.
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
There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table summarizes RGA’s repurchase activity of its common stock during the quarter ended June 30, 2015:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program
April 1, 2015 - April 30, 2015	253,324	$92.93	252,642	$46,395,712
May 1, 2015 - May 31, 2015	6,018	$93.11	—	$46,395,712
June 1, 2015 - June 30, 2015	341	$94.04	—	$46,395,712

(1)
RGA repurchased 252,642 shares of common stock under its share repurchase program for $23.5 million during April 2015. The Company net settled - issuing 1,597, 13,286 and 453 shares from treasury and repurchasing from recipients 682, 6,018 and 341 shares in April, May and June, respectively, in settlement of income tax withholding requirements incurred by the recipients of an equity incentive award.

On January 22, 2015, RGA’s board of directors authorized a share repurchase program, with no expiration date, for up to $300.0 million of the RGA’s outstanding common stock. In connection with this authorization, the board of directors terminated the stock repurchase authority granted in 2014. In July 2015, RGA’s board of directors authorized an additional increase of $150.0 million to the share repurchase program previously authorized in January 2015. With these authorizations, the total amount of the Company’s outstanding common stock authorized for repurchase is $450.0 million.
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

Reinsurance Group of America, Incorporated
Date: August 5, 2015	By:	/s/ A. Greig Woodring
A. Greig Woodring
President & Chief Executive Officer
(Principal Executive Officer)
Date: August 5, 2015	By:	/s/ Jack B. Lay
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