Form 10-Q
period 2015-09-30
REINSURANCE GROUP OF AMERICA INC
filed 2015-11-04
CIK 898174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Yes         No   X
As of October 30, 2015, 65,749,401 shares of the registrant’s common stock were outstanding.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2015	December 31, 2014
	(Dollars in thousands, except share data)
Assets
Fixed maturity securities:
Available-for-sale at fair value (amortized cost of $25,844,795 and $23,105,597)	$27,411,788	$25,480,972
Mortgage loans on real estate (net of allowances of $5,652 and $6,471)	3,170,002	2,712,238
Policy loans	1,444,009	1,284,284
Funds withheld at interest	5,675,174	5,922,561
Short-term investments	58,200	97,694
Other invested assets	1,187,504	1,198,319
Total investments	38,946,677	36,696,068
Cash and cash equivalents	1,747,692	1,645,669
Accrued investment income	342,088	261,096
Premiums receivable and other reinsurance balances	1,553,093	1,527,729
Reinsurance ceded receivables	661,185	578,206
Deferred policy acquisition costs	3,311,086	3,342,575
Other assets	1,044,299	628,268
Total assets	$47,606,120	$44,679,611
Liabilities and Stockholders’ Equity
Future policy benefits	$16,574,783	$14,476,637
Interest-sensitive contract liabilities	13,699,896	12,591,497
Other policy claims and benefits	3,892,036	3,824,069
Other reinsurance balances	280,093	306,915
Deferred income taxes	2,285,066	2,365,817
Other liabilities	1,405,675	994,230
Long-term debt	2,313,053	2,314,293
Collateral finance and securitization notes	914,452	782,701
Total liabilities	41,365,054	37,656,159
Commitments and contingent liabilities (See Note 8)
Stockholders’ Equity:
Preferred stock - par value $.01 per share, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock - par value $.01 per share, 140,000,000 shares authorized, 79,137,758 shares issued at September 30, 2015 and December 31, 2014	791	791
Additional paid-in-capital	1,812,377	1,798,279
Retained earnings	4,482,709	4,239,647
Treasury stock, at cost - 13,388,357 and 10,364,797 shares	(961,290)	(672,394)
Accumulated other comprehensive income	906,479	1,657,129
Total stockholders’ equity	6,241,066	7,023,452
Total liabilities and stockholders’ equity	$47,606,120	$44,679,611
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues:	(Dollars in thousands, except per share data)
Net premiums	$2,089,345	$2,168,285	$6,242,240	$6,452,082
Investment income, net of related expenses	389,597	447,106	1,267,027	1,262,088
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(23,111)	(246)	(29,775)	(1,419)
Other investment related gains (losses), net	(88,235)	22,564	(90,166)	226,835
Total investment related gains (losses), net	(111,346)	22,318	(119,941)	225,416
Other revenues	71,038	78,879	200,261	267,195
Total revenues	2,438,634	2,716,588	7,589,587	8,206,781
Benefits and Expenses:
Claims and other policy benefits	1,831,819	1,855,037	5,473,453	5,540,599
Interest credited	34,008	120,952	231,932	347,508
Policy acquisition costs and other insurance expenses	249,702	336,411	827,157	1,100,658
Other operating expenses	142,270	133,737	395,488	372,135
Interest expense	35,565	36,065	107,043	106,360
Collateral finance and securitization expense	5,133	2,571	16,462	7,731
Total benefits and expenses	2,298,497	2,484,773	7,051,535	7,474,991
Income before income taxes	140,137	231,815	538,052	731,790
Provision for income taxes	56,603	73,819	199,013	238,834
Net income	$83,534	$157,996	$339,039	$492,956
Earnings per share:
Basic earnings per share	$1.26	$2.30	$5.07	$7.10
Diluted earnings per share	$1.25	$2.28	$5.01	$7.03
Dividends declared per share	$0.37	$0.33	$1.03	$0.93
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Comprehensive income (loss)	(Dollars in thousands)
Net income	$83,534	$157,996	$339,039	$492,956
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	(105,504)	(75,107)	(201,340)	(75,147)
Change in net unrealized gains and losses on investments	(139,066)	(55,615)	(552,783)	566,014
Change in other-than-temporary impairment losses on fixed maturity securities	—	1,248	—	1,698
Changes in pension and other postretirement plan adjustments	1,685	421	3,473	1,435
Total other comprehensive income (loss), net of tax	(242,885)	(129,053)	(750,650)	494,000
Total comprehensive income (loss)	$(159,351)	$28,943	$(411,611)	$986,956
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2015	2014
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$339,039	$492,956
Adjustments to reconcile net income to net cash provided by operating activities:
Change in operating assets and liabilities, net of acquisition:
Accrued investment income	(47,088)	(41,658)
Premiums receivable and other reinsurance balances	(100,804)	(74,089)
Deferred policy acquisition costs	(42,855)	185,107
Reinsurance ceded receivable balances	(42,620)	9,961
Future policy benefits, other policy claims and benefits, and other reinsurance balances	594,389	736,169
Deferred income taxes	128,557	43,670
Other assets and other liabilities, net	(14,670)	134,471
Amortization of net investment premiums, discounts and other	(61,714)	(80,188)
Investment related (gains) losses, net	119,941	(225,416)
Excess tax benefits from share-based payment arrangement	(2,884)	3,088
Other, net	9,175	54,105
Net cash provided by operating activities	878,466	1,238,176
Cash Flows from Investing Activities:
Sales of fixed maturity securities available-for-sale	3,904,948	3,370,036
Maturities of fixed maturity securities available-for-sale	342,126	353,554
Principal payments on mortgage loans on real estate	223,807	341,989
Principal payments on policy loans	531	47,435
Purchases of fixed maturity securities available-for-sale	(3,746,290)	(4,414,097)
Cash invested in mortgage loans on real estate	(686,878)	(480,906)
Cash invested in policy loans	(6,628)	(52,914)
Cash invested in funds withheld at interest	(63,390)	(67,024)
Purchase of businesses, net of cash acquired of $19,907	(195,151)	—
Purchases of property and equipment	(24,240)	(74,342)
Cash received (paid) under securities repurchase agreements	(101,203)	100,000
Change in short-term investments	35,014	93,116
Change in other invested assets	132,412	266,389
Net cash used in investing activities	(184,942)	(516,764)
Cash Flows from Financing Activities:
Dividends to stockholders	(69,111)	(64,587)
Repayment of collateral finance and securitization notes	(19,732)	—
Proceeds from issuance of collateral finance and securitization notes	160,060	—
Proceeds from long-term debt issuance	—	100,000
Debt issuance costs	(1,074)	—
Principal payments of long-term debt	(1,776)	(192)
Purchases of treasury stock	(333,432)	(201,032)
Excess tax benefits from share-based payment arrangement	2,884	(3,088)
Exercise of stock options, net	12,551	17,010
Change in cash collateral for derivative positions and other arrangements	60,202	83,283
Deposits on universal life and other investment type policies and contracts	204,456	84,036
Withdrawals on universal life and other investment type policies and contracts	(556,821)	(525,217)
Net cash provided in (used in) financing activities	(541,793)	(509,787)
Effect of exchange rate changes on cash	(49,708)	(16,527)
Change in cash and cash equivalents	102,023	195,098
Cash and cash equivalents, beginning of period	1,645,669	923,647
Cash and cash equivalents, end of period	$1,747,692	$1,118,745
Supplemental disclosures of cash flow information:
Interest paid	$103,481	$93,698
Income taxes paid, net of refunds	$13,494	$37,833
Non-cash transactions:
Transfer of invested assets	$342,082	$—
Accrual for capitalized assets	$804	$—
Purchase of businesses:
Assets acquired, excluding cash acquired	$3,685,708	$—
Liabilities assumed	(3,490,557)	—
Net cash paid on purchase	$195,151	$—
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Business and Basis of Presentation
Reinsurance Group of America, Incorporated (“RGA”) is an insurance holding company that was formed on December 31, 1992. The accompanying unaudited condensed consolidated financial statements of RGA and its subsidiaries (collectively, the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments necessary for a fair presentation have been included. Results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. There were no subsequent events, other than as disclosed in Note 17 - "Subsequent Event," that would require disclosure or adjustments to the accompanying condensed consolidated financial statements through the date the financial statements were issued. These unaudited condensed consolidated financial statements include the accounts of RGA and its subsidiaries, and all intercompany accounts and transactions have been eliminated. These condensed consolidated statements should be read in conjunction with the Company’s 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 2, 2015 (the "2014 Annual Report").
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

2.	Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share on net income (in thousands, except per share information):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Earnings:
Net income (numerator for basic and diluted calculations)	$83,534	$157,996	$339,039	$492,956
Shares:
Weighted average outstanding shares (denominator for basic calculation)	66,205	68,643	66,895	69,426
Equivalent shares from outstanding stock options	677	692	749	675
Denominator for diluted calculation	66,882	69,335	67,644	70,101
Earnings per share:
Basic	$1.26	$2.30	$5.07	$7.10
Diluted	$1.25	$2.28	$5.01	$7.03
The calculation of common equivalent shares does not include the impact of options having a strike or conversion price that exceeds the average stock price for the earnings period, as the result would be antidilutive. The calculation of common equivalent shares also excludes the impact of outstanding performance contingent shares, as the conditions necessary for their issuance have not been satisfied as of the end of the reporting period. For the three months ended September 30, 2015, no stock options and approximately 0.7 million performance contingent shares were excluded from the calculation. For the three months ended September 30, 2014, no stock options and approximately 0.8 million performance contingent shares were excluded from the calculation. Year-to-date amounts for equivalent shares from outstanding stock options and performance contingent shares are the weighted average of the individual quarterly amounts.

3.	Accumulated Other Comprehensive Income
The balance of and changes in each component of accumulated other comprehensive income (loss) (“AOCI”) for the nine months ended September 30, 2015 and 2014 are as follows (dollars in thousands):

	Accumulated Other Comprehensive Income (Loss), Net of Income Tax
	Accumulated Currency Translation Adjustments	Unrealized Appreciation (Depreciation) of Investments(1)	Pension and Postretirement Benefits	Total
Balance, December 31, 2014	$81,847	$1,624,773	$(49,491)	$1,657,129
Other comprehensive income (loss) before reclassifications	(176,562)	(843,541)	1,254	(1,018,849)
Deferred income tax benefit (expense)	(24,778)	269,378	(382)	244,218
Other comprehensive income (loss) before reclassifications, net of income tax	(201,340)	(574,163)	872	(774,631)
Amounts reclassified to (from) AOCI	—	34,790	4,002	38,792
Deferred income tax benefit (expense)	—	(13,410)	(1,401)	(14,811)
Amounts reclassified to (from) AOCI, net of income tax	—	21,380	2,601	23,981
Balance, September 30, 2015	$(119,493)	$1,071,990	$(46,018)	$906,479

	Accumulated Other Comprehensive Income (Loss), Net of Income Tax
	Accumulated Currency Translation Adjustments	Unrealized Appreciation (Depreciation) of Investments(1)	Pension and Postretirement Benefits	Total
Balance, December 31, 2013	$207,083	$820,245	$(21,721)	$1,005,607
Other comprehensive income (loss) before reclassifications	(66,167)	857,802	(461)	791,174
Deferred income tax benefit (expense)	(8,980)	(266,429)	184	(275,225)
Other comprehensive income (loss) before reclassifications, net of income tax	(75,147)	591,373	(277)	515,949
Amounts reclassified to (from) AOCI	—	(36,035)	2,634	(33,401)
Deferred income tax benefit (expense)	—	12,374	(922)	11,452
Amounts reclassified to (from) AOCI, net of income tax	—	(23,661)	1,712	(21,949)
Balance, September 30, 2014	$131,936	$1,387,957	$(20,286)	$1,499,607

(1)	Includes cash flow hedges. See Note 5 - “Derivative Instruments” for additional information on cash flow hedges.
The following table presents the amounts of AOCI reclassifications for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Amount Reclassified from AOCI
	Three months ended September 30,		Nine months ended September 30,
Details about AOCI Components	2015	2014	2015	2014	Affected Line Item in Statement of Income
Unrealized gains and losses on available-for-sale securities	$(31,506)	$2,218	$(26,598)	$30,549	Investment related gains (losses), net
Gains and losses on cash flow hedges	(112)	393	491	932	Investment income
Gains and losses on cash flow hedges	179	—	834	—	Investment related gains (losses), net
Deferred policy acquisition costs attributed to unrealized gains and losses(1)	(9,543)	(4,237)	(9,517)	4,554
Total	(40,982)	(1,626)	(34,790)	36,035
Provision for income taxes	13,948	588	13,410	(12,374)
Net unrealized gains (losses), net of tax	$(27,034)	$(1,038)	$(21,380)	$23,661
Amortization of unrealized pension and postretirement benefits:
Prior service cost(2)	$(82)	$(214)	$(245)	$(432)
Actuarial gains/(losses)(2)	(1,955)	(850)	(3,757)	(2,202)
Total	(2,037)	(1,064)	(4,002)	(2,634)
Provision for income taxes	713	372	1,401	922
Amortization of unrealized pension and postretirement benefits, net of tax	$(1,324)	$(692)	$(2,601)	$(1,712)

Total reclassifications, net of tax	$(28,358)	$(1,730)	$(23,981)	$21,949

(1)	This AOCI component is included in the computation of the deferred policy acquisition cost. See Note 8 – “Deferred Policy Acquisition Costs” of the 2014 Annual Report for additional details.

(2)	These AOCI components are included in the computation of the net periodic pension cost. See Note 10 – “Employee Benefit Plans” for additional details.

4.	Investments
Fixed Maturity and Equity Securities Available-for-Sale
The following tables provide information relating to investments in fixed maturity and equity securities by sector as of September 30, 2015 and December 31, 2014 (dollars in thousands):

September 30, 2015:	Amortized	Unrealized	Unrealized	Estimated Fair	% of	Other-than- temporary impairments
	Cost	Gains	Losses	Value	Total	in AOCI
Available-for-sale:
Corporate securities	$15,801,362	$702,697	$330,612	$16,173,447	59.1%	$—
Canadian and Canadian provincial governments	2,520,495	1,023,160	929	3,542,726	12.9	—
Residential mortgage-backed securities	1,234,158	55,711	6,409	1,283,460	4.7	(300)
Asset-backed securities	1,055,760	16,971	11,359	1,061,372	3.9	354
Commercial mortgage-backed securities	1,441,845	58,555	8,449	1,491,951	5.4	(1,609)
U.S. government and agencies	1,337,493	20,688	40,963	1,317,218	4.8	—
State and political subdivisions	466,685	42,564	7,746	501,503	1.8	—
Other foreign government, supranational and foreign government-sponsored enterprises	1,986,997	89,648	36,534	2,040,111	7.4	—
Total fixed maturity securities	$25,844,795	$2,009,994	$443,001	$27,411,788	100.0%	$(1,555)
Non-redeemable preferred stock	$89,726	$2,737	$7,754	$84,709	76.7%
Other equity securities	26,968	—	1,303	25,665	23.3
Total equity securities	$116,694	$2,737	$9,057	$110,374	100.0%

December 31, 2014:	Amortized	Unrealized	Unrealized	Estimated Fair	% of	Other-than- temporary impairments
	Cost	Gains	Losses	Value	Total	in AOCI
Available-for-sale:
Corporate securities	$14,010,604	$965,523	$90,544	$14,885,583	58.4%	$—
Canadian and Canadian provincial governments	2,668,852	1,196,420	7	3,865,265	15.2	—
Residential mortgage-backed securities	991,867	52,640	6,611	1,037,896	4.1	(300)
Asset-backed securities	1,059,660	20,301	10,375	1,069,586	4.2	354
Commercial mortgage-backed securities	1,453,657	87,593	8,659	1,532,591	6.0	(1,609)
U.S. government and agencies	501,352	25,014	515	525,851	2.0	—
State and political subdivisions	378,457	51,117	3,498	426,076	1.7	—
Other foreign government, supranational and foreign government-sponsored enterprises	2,041,148	110,065	13,089	2,138,124	8.4	—
Total fixed maturity securities	$23,105,597	$2,508,673	$133,298	$25,480,972	100.0%	$(1,555)
Non-redeemable preferred stock	$93,540	$7,350	$1,527	$99,363	78.3%
Other equity securities	26,994	597	94	27,497	21.7
Total equity securities	$120,534	$7,947	$1,621	$126,860	100.0%
The Company enters into various collateral arrangements that require both the pledging and acceptance of fixed maturity securities as collateral with derivative, repurchase agreement and reinsurance counterparties. Pledged fixed maturity securities are included in fixed maturity securities, available-for-sale in the condensed consolidated balance sheets. Fixed maturity securities received as collateral are held in separate custodial accounts and are not recorded on the Company’s condensed consolidated balance sheets. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge collateral it receives; however, as of September 30, 2015 and December 31, 2014, none of the collateral received had been sold or re-pledged. The Company also holds securities in trust to satisfy collateral requirements under certain third-party reinsurance treaties. The following table includes fixed maturity securities pledged and received as collateral, and assets in trust held to satisfy collateral requirements under certain third-party reinsurance treaties as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015		December 31, 2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity securities pledged as collateral	$181,380	$194,189	$127,229	$134,863
Fixed maturity securities received as collateral	n/a	243,212	n/a	117,227
Securities held in trust	10,106,789	10,619,581	10,197,489	10,922,947
The Company monitors its concentrations of financial instruments on an ongoing basis, and mitigates credit risk by maintaining a diversified investment portfolio which limits exposure to any one issuer. The Company’s exposure to concentrations of credit risk of single issuers greater than 10% of the Company’s stockholders’ equity included securities of the U.S. government and its agencies as of September 30, 2015, as well as the securities disclosed below as of September 30, 2015 and December 31, 2014 (dollars in thousands).

	September 30, 2015		December 31, 2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity securities guaranteed or issued by:
Canadian province of Ontario	$876,694	$1,209,125	$979,908	$1,359,339
Canadian province of Quebec	966,171	1,464,067	1,006,315	1,599,673
The amortized cost and estimated fair value of fixed maturity securities available-for-sale at September 30, 2015 are shown by contractual maturity in the table below (dollars in thousands). Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset and mortgage-backed securities are shown separately in the table below, as they are not due at a single maturity date.

	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due in one year or less	$649,473	$657,750
Due after one year through five years	4,976,774	5,182,233
Due after five years through ten years	7,762,616	7,980,594
Due after ten years	8,724,169	9,754,428
Asset and mortgage-backed securities	3,731,763	3,836,783
Total	$25,844,795	$27,411,788
Corporate Fixed Maturity Securities
The tables below show the major industry types of the Company’s corporate fixed maturity holdings as of September 30, 2015 and December 31, 2014 (dollars in thousands):

September 30, 2015:		Estimated
	Amortized Cost	Fair Value	% of Total
Finance	$5,092,474	$5,279,879	32.7%
Industrial	9,004,544	9,099,228	56.2
Utility	1,704,344	1,794,340	11.1
Total	$15,801,362	$16,173,447	100.0%

December 31, 2014:		Estimated
	Amortized Cost	Fair Value	% of Total
Finance	$4,789,568	$5,066,408	34.0%
Industrial	7,639,330	8,086,067	54.3
Utility	1,581,706	1,733,108	11.7
Total	$14,010,604	$14,885,583	100.0%

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

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Balance, beginning of period	$7,284	$7,284	$7,284	$11,696
Credit loss OTTI previously recognized on securities which matured, paid down, prepaid or were sold during the period	—	—	—	(4,412)
Balance, end of period	$7,284	$7,284	$7,284	$7,284
Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale
The following table presents the total gross unrealized losses for the 1,640 and 932 fixed maturity and equity securities as of September 30, 2015 and December 31, 2014, respectively, where the estimated fair value had declined and remained below amortized cost by the indicated amount (dollars in thousands):

	September 30, 2015		December 31, 2014
	Gross Unrealized Losses	% of Total	Gross Unrealized Losses	% of Total
Less than 20%	$363,451	80.4%	$111,965	83.0%
20% or more for less than six months	72,884	16.1	13,698	10.1
20% or more for six months or greater	15,723	3.5	9,256	6.9
Total	$452,058	100.0%	$134,919	100.0%
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
The following tables present the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for 1,640 and 932 fixed maturity and equity securities that have estimated fair values below amortized cost as of September 30, 2015 and December 31, 2014, respectively (dollars in thousands). These investments are presented by class and grade of security, as well as the length of time the related fair value has remained below amortized cost.

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
September 30, 2015:	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
Corporate securities	$4,647,733	$216,291	$302,808	$30,784	$4,950,541	$247,075
Canadian and Canadian provincial governments	81,615	929	—	—	81,615	929
Residential mortgage-backed securities	231,621	2,363	66,339	3,247	297,960	5,610
Asset-backed securities	289,210	3,234	182,478	6,193	471,688	9,427
Commercial mortgage-backed securities	222,799	3,499	24,236	1,122	247,035	4,621
U.S. government and agencies	909,226	40,963	—	—	909,226	40,963
State and political subdivisions	128,633	4,204	13,206	3,542	141,839	7,746
Other foreign government, supranational and foreign government-sponsored enterprises	293,121	9,368	37,900	3,353	331,021	12,721
Total investment grade securities	6,803,958	280,851	626,967	48,241	7,430,925	329,092
Below investment grade securities:
Corporate securities	659,513	60,972	112,210	22,565	771,723	83,537
Residential mortgage-backed securities	42,309	445	8,797	354	51,106	799
Asset-backed securities	6,905	85	13,677	1,847	20,582	1,932
Commercial mortgage-backed securities	3,238	262	7,280	3,566	10,518	3,828
Other foreign government, supranational and foreign government-sponsored enterprises	87,340	16,297	20,541	7,516	107,881	23,813
Total below investment grade securities	799,305	78,061	162,505	35,848	961,810	113,909
Total fixed maturity securities	$7,603,263	$358,912	$789,472	$84,089	$8,392,735	$443,001
Non-redeemable preferred stock	$38,857	$5,481	$6,411	$2,273	$45,268	$7,754
Other equity securities	25,619	1,303	—	—	25,619	1,303
Total equity securities	$64,476	$6,784	$6,411	$2,273	$70,887	$9,057

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
December 31, 2014:	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
Corporate securities	$1,225,767	$27,784	$614,294	$30,040	$1,840,061	$57,824
Canadian and Canadian provincial governments	—	—	1,235	7	1,235	7
Residential mortgage-backed securities	78,864	846	135,414	5,247	214,278	6,093
Asset-backed securities	332,785	4,021	109,411	4,289	442,196	8,310
Commercial mortgage-backed securities	78,632	564	28,375	2,461	107,007	3,025
U.S. government and agencies	81,317	89	32,959	426	114,276	515
State and political subdivisions	13,780	17	18,998	3,438	32,778	3,455
Other foreign government, supranational and foreign government-sponsored enterprises	156,725	7,007	76,111	2,946	232,836	9,953
Total investment grade securities	1,967,870	40,328	1,016,797	48,854	2,984,667	89,182
Below investment grade securities:
Corporate securities	415,886	29,316	32,567	3,404	448,453	32,720
Residential mortgage-backed securities	22,836	293	6,284	225	29,120	518
Asset-backed securities	12,448	274	7,108	1,791	19,556	2,065
Commercial mortgage-backed securities	3,288	249	5,580	5,385	8,868	5,634
State and political subdivisions	964	43	—	—	964	43
Other foreign government, supranational and foreign government-sponsored enterprises	13,986	3,136	—	—	13,986	3,136
Total below investment grade securities	469,408	33,311	51,539	10,805	520,947	44,116
Total fixed maturity securities	$2,437,278	$73,639	$1,068,336	$59,659	$3,505,614	$133,298
Non-redeemable preferred stock	$11,619	$235	$19,100	$1,292	$30,719	$1,527
Other equity securities	—	—	3,545	94	3,545	94
Total equity securities	$11,619	$235	$22,645	$1,386	$34,264	$1,621

The Company has no intention to sell nor does it expect to be required to sell the securities outlined in the table above, as of the dates indicated. However, unforeseen facts and circumstances may cause the Company to sell fixed maturity and equity securities in the ordinary course of managing its portfolio to meet certain diversification, credit quality and liquidity guidelines.
Unrealized losses on below investment grade securities as of September 30, 2015 are primarily related to high-yield corporate and other foreign government, supranational and foreign government-sponsored enterprise securities. Unrealized losses increased across most security types as spreads widened during the first nine months of 2015.

Investment Income, Net of Related Expenses
Major categories of investment income, net of related expenses, consist of the following (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Fixed maturity securities available-for-sale	$298,376	$269,346	$871,936	$766,764
Mortgage loans on real estate	36,547	39,070	108,440	102,535
Policy loans	16,475	13,825	46,763	41,014
Funds withheld at interest	40,382	124,685	239,967	345,484
Short-term investments	576	462	2,085	1,507
Other invested assets	13,696	15,416	48,141	48,937
Investment income	406,052	462,804	1,317,332	1,306,241
Investment expense	(16,455)	(15,698)	(50,305)	(44,153)
Investment income, net of related expenses	$389,597	$447,106	$1,267,027	$1,262,088
Investment Related Gains (Losses), Net
Investment related gains (losses), net consist of the following (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Fixed maturity and equity securities available for sale:
Other-than-temporary impairment losses on fixed maturity securities recognized in earnings	$(23,111)	$(246)	$(29,775)	$(1,419)
Gain on investment activity	13,792	8,819	53,002	51,773
Loss on investment activity	(22,186)	(6,355)	(50,257)	(19,815)
Other impairment losses and change in mortgage loan provision	(636)	(2,041)	(4,661)	(5,686)
Derivatives and other, net	(79,205)	22,141	(88,250)	200,563
Total investment related gains (losses), net	$(111,346)	$22,318	$(119,941)	$225,416
The other-than-temporary impairment losses on fixed maturity securities for the three and nine months ended September 30, 2015 are primarily due to emerging market and high-yield debt exposures. The fluctuations in investment related gains (losses) for derivatives and other for the three and nine months ended September 30, 2015, compared to the same periods in 2014, are primarily due to changes in the fair value of embedded derivatives related to modified coinsurance and funds withheld treaties, as a result of changes in interest rates, driven primarily by credit spreads.
During the three months ended September 30, 2015 and 2014, the Company sold fixed maturity and equity securities with fair values of $404.1 million and $225.6 million at losses of $22.2 million and $6.4 million, respectively. During the nine months ended September 30, 2015 and 2014, the Company sold fixed maturity and equity securities with fair values of $1,255.0 million and $683.5 million at losses of $50.3 million and $19.8 million, respectively. The Company generally does not engage in short-term buying and selling of securities.
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

During the year, the Company participated in a repurchase program in which securities, reflected as investments on the Company’s condensed consolidated balance sheets, were pledged to a third party. In return, the Company received cash from the third party, reflected as a payable to the third party, included in other liabilities on the condensed consolidated balance sheets. The Company was required to maintain a minimum collateral balance with a fair value of 105% of the cash received. The Company terminated the program and all cash was returned prior to September 30, 2015. The gross balance of the repurchase agreement payable was $101.4 million as of December 31, 2014. This was fully collateralized by securities with a fair value of $107.2 million as of December 31, 2014.
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
The following table includes the amount of borrowed securities, repurchased securities pledged and repurchased/reverse repurchased securities pledged and received as of September 30, 2015 and December 31, 2014 (dollars in thousands).

	September 30, 2015		December 31, 2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Borrowed securities	$265,240	$281,225	$201,050	$212,946
Repurchase program securities pledged	—	—	92,446	107,158
Repurchase program/reverse repurchase program:
Securities pledged	442,679	468,008	298,466	314,160
Securities received	n/a	484,751	n/a	338,929
The following table presents information on the securities pledged as collateral by the Company related to its repurchase/reverse repurchase program as of September 30, 2015 (dollars in thousands). Collateral associated with certain borrowed securities is not included within the table as the collateral pledged to each counterparty is the right to reinsurance treaty cash flows.

	September 30, 2015
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Collateral on repurchase program
U.S. government and agencies	$—	$—	$—	$201,681	$201,681
Residential mortgage-backed securities	—	—	—	101,888	101,888
Corporate securities	—	—	3,042	145,434	148,476
Foreign government	—	—	—	3,484	3,484
Other	12,479	—	—	—	12,479
Total borrowings	$12,479	$—	$3,042	$452,487	$468,008

Gross amount of recognized liabilities for repurchase agreement in preceding table					$484,751
Amounts related to agreements not included in offsetting disclosure					$16,743

Mortgage Loans on Real Estate
Mortgage loans represented approximately 8.1% and 7.4% of the Company’s total investments as of September 30, 2015 and December 31, 2014. The Company makes mortgage loans on income producing properties that are geographically diversified throughout the U.S., with the largest concentration being in California, which represented 21.5% and 18.7% of mortgage loans on real estate as of September 30, 2015 and December 31, 2014, respectively. Loan-to-value ratios at the time of loan approval are 75% or less. The distribution of mortgage loans, gross of valuation allowances, by property type is as follows as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015		December 31, 2014
Property type:	Recorded Investment	% of Total	Recorded Investment	% of Total
Office building	$959,181	30.2%	$851,749	31.3%
Retail	1,007,083	31.7	802,466	29.6
Industrial	571,346	18.0	466,583	17.2
Apartment	423,509	13.3	376,430	13.8
Other commercial	214,535	6.8	221,481	8.1
Total	$3,175,654	100.0%	$2,718,709	100.0%
The maturities of the mortgage loans, gross of valuation allowances, as of September 30, 2015 and December 31, 2014 are as follows (dollars in thousands):

	September 30, 2015		December 31, 2014
	Recorded Investment	% of Total	Recorded Investment	% of Total
Due within five years	$932,955	29.4%	$860,362	31.6%
Due after five years through ten years	1,511,275	47.6	1,165,530	42.9
Due after ten years	731,424	23.0	692,817	25.5
Total	$3,175,654	100.0%	$2,718,709	100.0%
Information regarding the Company’s credit quality indicators, as determined by the Company's internal evaluation methodology for its recorded investment in mortgage loans, gross of valuation allowances, as of September 30, 2015 and December 31, 2014 is as follows (dollars in thousands):

	September 30, 2015		December 31, 2014
Internal credit quality grade:	Recorded Investment	% of Total	Recorded Investment	% of Total
High investment grade	$1,681,552	52.9%	$1,326,199	48.8%
Investment grade	1,378,194	43.4	1,235,046	45.4
Average	77,217	2.4	118,152	4.4
Watch list	17,857	0.6	22,285	0.8
In or near default	20,834	0.7	17,027	0.6
Total	$3,175,654	100.0%	$2,718,709	100.0%

None of the payments due to the Company on its recorded investment in mortgage loans were delinquent as of September 30, 2015 and December 31, 2014.

The following table presents the recorded investment in mortgage loans, by method of measuring impairment, and the related valuation allowances as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015	December 31, 2014
Mortgage loans:
Individually measured for impairment	$20,834	$17,027
Collectively measured for impairment	3,154,820	2,701,682
Mortgage loans, gross of valuation allowances	3,175,654	2,718,709
Valuation allowances:
Individually measured for impairment	710	816
Collectively measured for impairment	4,942	5,655
Total valuation allowances	5,652	6,471
Mortgage loans, net of valuation allowances	$3,170,002	$2,712,238
Information regarding the Company’s loan valuation allowances for mortgage loans for the three and nine months ended September 30, 2015 and 2014 is as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Balance, beginning of period	$5,942	$9,692	$6,471	$10,106
Charge-offs, net of recoveries	—	(2,757)	—	(2,733)
Provision (release)	(290)	(93)	(819)	(531)
Balance, end of period	$5,652	$6,842	$5,652	$6,842
Information regarding the portion of the Company’s mortgage loans that were impaired as of September 30, 2015 and December 31, 2014 is as follows (dollars in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Carrying Value
September 30, 2015:
Impaired mortgage loans with no valuation allowance recorded	$8,434	$8,374	$—	$8,374
Impaired mortgage loans with valuation allowance recorded	12,969	12,460	710	11,750
Total impaired mortgage loans	$21,403	$20,834	$710	$20,124
December 31, 2014:
Impaired mortgage loans with no valuation allowance recorded	$7,314	$6,711	$—	$6,711
Impaired mortgage loans with valuation allowance recorded	10,279	10,316	816	9,500
Total impaired mortgage loans	$17,593	$17,027	$816	$16,211

The Company’s average investment in impaired mortgage loans and the related interest income are reflected in the table below for the periods indicated (dollars in thousands):
	Three months ended September 30,
	2015		2014
	Average Recorded Investment(1)	Interest Income	Average Recorded Investment(1)	Interest Income
Impaired mortgage loans with no valuation allowance recorded	$6,364	$71	$9,159	$225
Impaired mortgage loans with valuation allowance recorded	12,495	194	14,870	26
Total impaired mortgage loans	$18,859	$265	$24,029	$251

	Nine months ended September 30,
	2015		2014
	Average Recorded Investment(1)	Interest Income	Average Recorded Investment(1)	Interest Income
Impaired mortgage loans with no valuation allowance recorded	$6,533	$212	$14,856	$614
Impaired mortgage loans with valuation allowance recorded	11,392	578	14,705	478
Total impaired mortgage loans	$17,925	$790	$29,561	$1,092
(1) Average recorded investment represents the average loan balances as of the beginning of period and all subsequent quarterly end of period balances.

The Company did not acquire any impaired mortgage loans during the nine months ended September 30, 2015 and 2014. The Company had no mortgage loans that were on a nonaccrual status at September 30, 2015 and December 31, 2014.
Policy Loans
Policy loans comprised approximately 3.7% and 3.5% of the Company’s total investments as of September 30, 2015 and December 31, 2014, respectively, the majority of which are associated with one client. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due to the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. As policy loans represent premature distributions of policy liabilities, they have the effect of reducing future disintermediation risk. In addition, the Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.
Funds Withheld at Interest
Funds withheld at interest comprised approximately 14.6% and 16.1% of the Company’s total investments as of September 30, 2015 and December 31, 2014, respectively. Of the $5.7 billion funds withheld at interest balance, net of embedded derivatives, as of September 30, 2015, $4.1 billion of the balance is associated with one client. For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance funds withheld basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company and are reflected as funds withheld at interest on the Company’s condensed consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances against amounts owed to the Company from the ceding company.
Other Invested Assets
Other invested assets include equity securities, limited partnership interests, joint ventures (other than operating joint ventures), structured loans, derivative contracts, fair value option ("FVO") contractholder-directed unit-linked investments, Federal Home Loan Bank of Des Moines ("FHLB") common stock (included in other in the table below), real estate held-for-investment (included in other in the table below), and equity release mortgages (included in other in the table below). The fair value option was elected for contractholder-directed investments supporting unit-linked variable annuity type liabilities which do not qualify for presentation and reporting as separate accounts. Other invested assets represented approximately 3.0% and 3.3% of the Company’s total investments as of September 30, 2015 and December 31, 2014, respectively. Carrying values of these assets as of September 30, 2015 and December 31, 2014 are as follows (dollars in thousands):

	September 30, 2015	December 31, 2014
Equity securities	$110,374	$126,860
Limited partnerships and real estate joint ventures	507,628	446,604
Structured loans	53,030	164,309
Derivatives	275,518	216,966
FVO contractholder-directed unit-linked investments	129,511	140,344
Other	111,443	103,236
Total other invested assets	$1,187,504	$1,198,319

5.    Derivative Instruments
Derivatives, except for embedded derivatives and longevity and mortality swaps, are carried on the Company’s condensed consolidated balance sheets in other invested assets or other liabilities, at fair value. Longevity and mortality swaps are included on the condensed consolidated balance sheets in other assets or other liabilities, at fair value. Embedded derivative assets and liabilities on modified coinsurance or funds withheld arrangements are included on the condensed consolidated balance sheets with the host contract in funds withheld at interest, at fair value. Embedded derivative liabilities on indexed annuity and variable annuity products are included on the condensed consolidated balance sheets with the host contract in interest-sensitive contract liabilities, at fair value. The following table presents the notional amounts and gross fair value of derivative instruments prior to taking into account the netting effects of master netting agreements as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015			December 31, 2014
	Notional	Carrying Value/Fair Value		Notional	Carrying Value/Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	$1,130,627	$101,194	$3,130	$1,144,661	$93,783	$3,934
Interest rate options	—	—	—	240,000	18,195	—
Financial futures	354,914	—	—	275,983	—	—
Foreign currency forwards	40,000	343	6,675	67,967	87	15,098
Consumer price index swaps	36,002	14	282	41,938	—	561
Credit default swaps	902,000	7,015	9,007	805,700	11,689	3,502
Equity options	483,830	60,032	—	555,361	35,242	—
Longevity swaps	894,160	13,321	23	450,000	7,727	—
Mortality swaps	50,000	—	2,196	50,000	—	797
Synthetic guaranteed investment contracts	6,969,973	—	—	6,500,942	—	—
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	—	—	49,498	—	22,094	—
Indexed annuity products	—	—	877,503	—	—	925,887
Variable annuity products	—	—	228,907	—	—	159,279
Total non-hedging derivatives	10,861,506	181,919	1,177,221	10,132,552	188,817	1,109,058
Derivatives designated as hedging instruments:
Interest rate swaps	120,000	—	36,801	120,000	—	18,228
Foreign currency swaps	826,891	128,486	2,428	676,972	70,906	—
Forward bond purchase commitments	—	—	—	196,452	1,175	14,545
Total hedging derivatives	946,891	128,486	39,229	993,424	72,081	32,773
Total derivatives	$11,808,397	$310,405	$1,216,450	$11,125,976	$260,898	$1,141,831
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

The following table provides information relating to the Company’s derivative instruments as of September 30, 2015 and December 31, 2014 (dollars in thousands):

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash Collateral Pledged/ Received	Net Amount
September 30, 2015:
Derivative assets	$310,405	$(21,589)	$288,816	$(19,127)	$(260,135)	$9,554
Derivative liabilities	60,542	(21,589)	38,953	(60,120)	(15,916)	(37,083)
December 31, 2014:
Derivative assets	$238,804	$(14,111)	$224,693	$(20,260)	$(178,141)	$26,292
Derivative liabilities	56,665	(14,111)	42,554	(47,222)	—	(4,668)
Accounting for Derivative Instruments and Hedging Activities
The Company does not enter into derivative instruments for speculative purposes. As discussed below under “Non-qualifying Derivatives and Derivatives for Purposes Other Than Hedging,” the Company uses various derivative instruments for risk management purposes that either do not qualify or have not been qualified for hedge accounting treatment, including derivatives used to economically hedge changes in the fair value of liabilities associated with the reinsurance of variable annuities with guaranteed living benefits. As of September 30, 2015 and December 31, 2014, the Company held interest rate swaps that were designated and qualified as cash flow hedges of interest rate risk, held foreign currency swaps that were designated and qualified as hedges of a portion of its net investment in its foreign operations and had derivative instruments that were not designated as hedging instruments. In addition, as of September 30, 2015, the Company held foreign currency swaps that were designated and qualified as fair value hedges of foreign currency risk and, as of December 31, 2014, the Company had forward bond purchase commitments that qualified as cash flow hedges. See Note 2 – “Summary of Significant Accounting Policies” of the Company’s 2014 Annual Report for a detailed discussion of the accounting treatment for derivative instruments, including embedded derivatives. Derivative instruments are carried at fair value and generally require an insignificant amount of cash at inception of the contracts.
Fair Value Hedges
The Company designates and reports certain foreign currency swaps to hedge the foreign currency fair value exposure of foreign currency denominated assets as fair value hedges when they meet the requirements of the general accounting principles for Derivatives and Hedging. The gain or loss on the hedged item attributable to a change in foreign currency and the offsetting gain or loss on the related foreign currency swaps as of September 30, 2015, were (dollars in thousands):

Type of Fair Value Hedge	Hedged Item	Gains (Losses) Recognized for Derivatives	Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Investment Related Gains (Losses)
For the three and nine months ended September 30, 2015:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$(293)	$293	$—
A regression analysis was used, both at inception of the hedge and on an ongoing basis, to determine whether each derivative used in a hedged transaction is highly effective in offsetting changes in the hedged item. For the foreign currency swaps, the change in fair value related to changes in the benchmark interest rate and credit spreads are excluded from the hedge effectiveness. For the three and nine months ended September 30, 2015, $2.1 million of the change in the estimated fair value of derivatives, was excluded from hedge effectiveness.
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

The following table presents the components of AOCI, before income tax, and the condensed consolidated income statement classification where the gain or loss is recognized related to cash flow hedges for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Three months ended September 30,
	2015	2014
Accumulated other comprehensive income (loss), balance beginning of period	$(23,901)	$457
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	(13,199)	(10,679)
Amounts reclassified to investment related gains (losses), net	(179)	—
Amounts reclassified to investment income	112	(393)
Accumulated other comprehensive income (loss), balance end of period	$(37,167)	$(10,615)

	Nine months ended September 30,
	2015	2014
Accumulated other comprehensive income (loss), balance beginning of period	$(31,591)	$(4,578)
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	(4,251)	(5,105)
Amounts reclassified to investment related gains (losses), net	(834)	—
Amounts reclassified to investment income	(491)	(932)
Accumulated other comprehensive income (loss), balance end of period	$(37,167)	$(10,615)
As of September 30, 2015, the before-tax deferred net losses on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are approximately $0.2 million. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to investment income over the term of the investment cash flows.
The following table presents the effective portion of derivatives in cash flow hedging relationships on the condensed consolidated statements of income and AOCI for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Effective Portion
Derivative Type	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified into Income from OCI
		Investment Related Gains (Losses)	Investment Income
For the three months ended September 30, 2015:
Interest rate swaps	$(13,199)	$—	$(60)
Forward bond purchase commitments	—	179	(52)
Total	$(13,199)	$179	$(112)
For the three months ended September 30, 2014:
Interest rate swaps	$(10,679)	$—	$393

For the nine months ended September 30, 2015:
Interest rate swaps	$(18,349)	$—	$231
Forward bond purchase commitments	14,098	834	260
Total	$(4,251)	$834	$491
For the nine months ended September 30, 2014:
Interest rate swaps	$(5,105)	$—	$932

All components of each derivative's gain or loss were included in the assessment of hedge effectiveness. For the three and nine months ended September 30, 2015 and 2014, the ineffective portion of derivatives reported as cash flow hedges was not material to the Company's results of operations. Also, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.
Hedges of Net Investments in Foreign Operations
The Company uses foreign currency swaps to hedge a portion of its net investment in certain foreign operations against adverse movements in exchange rates. The following table illustrates the Company’s net investments in foreign operations (“NIFO”) hedges for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Derivative Gains (Losses) Deferred in AOCI
	For the three months ended September 30,		For the nine months ended September 30,
Type of NIFO Hedge (1) (2)	2015	2014	2015	2014
Foreign currency swaps	$42,702	$27,931	$79,723	$28,675

(1)
There were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from accumulated other comprehensive income (loss) into investment income during the periods presented.

(2)	There was no ineffectiveness recognized for the Company’s hedges of net investments in foreign operations.

The cumulative foreign currency translation gain recorded in AOCI related to these hedges was $155.6 million and $75.8 million at September 30, 2015 and December 31, 2014, respectively. If a foreign operation was sold or substantially liquidated, the amounts in AOCI would be reclassified to the condensed consolidated statements of income. A pro rata portion would be reclassified upon partial sale of a foreign operation.
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

A summary of the effect of non-hedging derivatives, including embedded derivatives, on the Company’s income statement for the three and nine months ended September 30, 2015 and 2014 is as follows (dollars in thousands):

		Gain (Loss) for the three months ended September 30,
Type of Non-hedging Derivative	Income Statement Location of Gain (Loss)	2015	2014
Interest rate swaps	Investment related gains (losses), net	$42,014	$9,121
Interest rate options	Investment related gains (losses), net	—	865
Financial futures	Investment related gains (losses), net	16,654	6,446
Foreign currency forwards	Investment related gains (losses), net	708	(5,277)
CPI swaps	Investment related gains (losses), net	(250)	(274)
Credit default swaps	Investment related gains (losses), net	(8,407)	(1,389)
Equity options	Investment related gains (losses), net	15,150	1,018
Longevity swaps	Other revenues	2,404	4,499
Mortality swaps	Other revenues	(442)	(320)
Subtotal		67,831	14,689
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	Investment related gains (losses), net	(46,169)	56,811
Indexed annuity products	Interest credited	50,246	(35,650)
Variable annuity products	Investment related gains (losses), net	(95,372)	(47,479)
Total non-hedging derivatives		$(23,464)	$(11,629)

		Gain (Loss) for the nine months ended September 30,
Type of Non-hedging Derivative	Income Statement Location of Gain (Loss)	2015	2014
Interest rate swaps	Investment related gains (losses), net	$29,629	$61,025
Interest rate options	Investment related gains (losses), net	3,275	4,151
Financial futures	Investment related gains (losses), net	7,141	(2,822)
Foreign currency forwards	Investment related gains (losses), net	(946)	(2,945)
CPI swaps	Investment related gains (losses), net	(153)	193
Credit default swaps	Investment related gains (losses), net	(5,936)	1,280
Equity options	Investment related gains (losses), net	4,477	(16,748)
Longevity swaps	Other revenues	6,136	4,499
Mortality swaps	Other revenues	(1,399)	(320)
Subtotal		42,224	48,313
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	Investment related gains (losses), net	(71,592)	212,887
Indexed annuity products	Interest credited	28,999	(86,775)
Variable annuity products	Investment related gains (losses), net	(69,628)	(76,323)
Total non-hedging derivatives		$(69,997)	$98,102
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
Foreign Currency Swaps
Foreign currency swaps are used by the Company to reduce the risk from fluctuations in foreign currency exchange rates associated with its assets and liabilities denominated in foreign currencies. With a foreign currency swap transaction, the Company agrees with another party to exchange, at specified intervals, the difference between one currency and another at a forward exchange rate calculated by reference to an agreed upon principal amount. The principal amount of each currency is exchanged at the termination of the currency swap by each party. The Company uses foreign currency swaps to hedge a portion of its net investment in certain foreign operations and foreign currency securities against adverse movements in exchange rates. The Company also uses foreign currency swaps to hedge its exposure to market risks from changes in currency exchange rates with respect to investments denominated in foreign currencies that the Company either holds or intends to acquire or sell.
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

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of credit default swaps sold by the Company at September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015			December 31, 2014
Rating Agency Designation of Referenced Credit Obligations(1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)
AAA/AA-/A+/A/A-
Single name credit default swaps	$1,827	$180,000	4.8	$1,498	$167,500	4.6
Credit default swaps referencing indices	—	—	—	—	—	—
Subtotal	1,827	180,000	4.8	1,498	167,500	4.6
BBB+/BBB/BBB-
Single name credit default swaps	(3,063)	296,000	5.3	168	217,200	4.9
Credit default swaps referencing indices	1,373	416,000	5.2	6,651	416,000	5.0
Subtotal	(1,690)	712,000	5.3	6,819	633,200	4.9
BB+
Single name credit default swaps	(2,129)	10,000	4.4	(130)	5,000	4.5
Credit default swaps referencing indices	—	—	—	—	—	—
Subtotal	(2,129)	10,000	4.4	(130)	5,000	4.5
Total	$(1,992)	$902,000	5.2	$8,187	$805,700	4.9

(1)	The rating agency designations are based on ratings from Standard and Poor’s (“S&P”).

(2)	Assumes the value of the referenced credit obligations is zero.

(3)	The weighted average years to maturity of the credit default swaps is calculated based on weighted average notional amounts.
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
Synthetic Guaranteed Investment Contracts
The Company sells fee-based synthetic guaranteed investment contracts to retirement plans which include investment-only, stable value contracts. The assets are owned by the trustees of such plans, who invest the assets under the terms of investment guidelines to which the Company agrees. The contracts contain a guarantee of a minimum rate of return on participant balances supported by the underlying assets, and a guarantee of liquidity to meet certain participant-initiated plan cash flow requirements. These contracts are reported as derivatives, recorded at fair value and classified as interest rate derivatives.
Embedded Derivatives
The Company has certain embedded derivatives which are required to be valued separately from their host contracts and reported as derivatives. Host contracts include reinsurance treaties structured on a modified coinsurance (“modco”) or funds withheld basis. The valuation of embedded derivatives is sensitive to the investment credit spread environment. Changes in investment credit spreads are also affected by the application of a credit valuation adjustment (“CVA”). The fair value calculation of an embedded derivative in an asset position utilizes a CVA based on the ceding company’s credit risk. Conversely, the fair value calculation of an embedded derivative in a liability position utilizes a CVA based on the Company’s credit risk. Generally, an increase in investment credit spreads, ignoring changes in the CVA, will have a negative impact on the fair value of the embedded derivative (decrease in income).

Changes in fair values of embedded derivatives on modco or funds withheld treaties are net of an increase (decrease) in investment related gains (losses) of $0.4 million and $(0.5) million for the three months and $0.6 million and $(1.8) million for the nine months ended September 30, 2015 and 2014, respectively, associated with a CVA. The Company also reinsures equity-indexed annuity and variable annuity contracts with benefits that are considered embedded derivatives, including guaranteed minimum withdrawal benefits, guaranteed minimum accumulation benefits, and guaranteed minimum income benefits. Changes in fair values of embedded derivatives on variable annuity contracts are net of an increase in investment related gains (losses) of $2.1 million and $1.0 million for the three months, and $1.3 million and $1.6 million for the nine month periods ended September 30, 2015 and 2014, associated with a CVA. The related gains (losses) and the effect on net income after amortization of deferred acquisition costs (“DAC”) and income taxes for the three and nine months ended September 30, 2015 and 2014 are reflected in the following table (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Embedded derivatives in modco or funds withheld arrangements included in investment related gains	$(46,169)	$56,812	$(71,592)	$212,888
After the associated amortization of DAC and taxes, the related amounts included in net income	(11,783)	13,353	(18,287)	49,394
Embedded derivatives in variable annuity contracts included in investment related gains	(95,372)	(47,479)	(69,628)	(76,323)
After the associated amortization of DAC and taxes, the related amounts included in net income	(116,994)	26,542	(106,796)	6,388
Amounts related to embedded derivatives in equity-indexed annuities included in benefits and expenses	50,246	(35,650)	28,999	(86,775)
After the associated amortization of DAC and taxes, the related amounts included in net income	27,861	(23,920)	13,095	(57,896)
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

The Company’s credit exposure related to derivative contracts is generally limited to the fair value at the reporting date plus or minus any collateral posted or held by the Company. The Company’s credit exposure to mortality swaps is minimal, as they are fully collateralized by a counterparty. Information regarding the Company’s credit exposure related to its over-the-counter derivative contracts, centrally cleared derivative contracts and margin account for exchange-traded futures, excluding mortality swaps, at September 30, 2015 and December 31, 2014 are reflected in the following table (dollars in thousands):

	September 30, 2015	December 31, 2014
Estimated fair value of derivatives in net asset position	$252,059	$175,209
Cash provided as collateral(1)	15,916	—
Securities pledged to counterparties as collateral(2)	60,120	47,222
Cash pledged from counterparties as collateral(3)	(260,135)	(178,141)
Securities pledged from counterparties as collateral(4)	(19,127)	(20,260)
Initial margin for cleared derivatives(2)	(33,380)	(16,333)
Net credit exposure	$15,453	$7,697
Margin account related to exchange-traded futures(5)	$9,761	$7,976

(1)	Consists of receivable from counterparty, included in other assets.

(2)	Included in available-for-sale securities, primarily consists of U.S. Treasury securities.

(3)	Included in cash and cash equivalents, with obligation to return cash collateral recorded in other liabilities.

(4)	Consists of U.S. Treasury securities.

(5)	Included in cash and cash equivalents.

6.	Fair Value of Assets and Liabilities
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

Assets and Liabilities by Hierarchy Level
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 are summarized below (dollars in thousands):

September 30, 2015:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
Corporate securities	$16,173,447	$214,549	$14,711,208	$1,247,690
Canadian and Canadian provincial governments	3,542,726	—	3,542,726	—
Residential mortgage-backed securities	1,283,460	—	913,793	369,667
Asset-backed securities	1,061,372	—	457,169	604,203
Commercial mortgage-backed securities	1,491,951	—	1,419,308	72,643
U.S. government and agencies	1,317,218	1,162,453	127,445	27,320
State and political subdivisions	501,503	—	462,509	38,994
Other foreign government supranational and foreign government-sponsored enterprises	2,040,111	261,105	1,764,392	14,614
Total fixed maturity securities – available-for-sale	27,411,788	1,638,107	23,398,550	2,375,131
Funds withheld at interest – embedded derivatives	(49,498)	—	—	(49,498)
Cash equivalents	822,184	822,184	—	—
Short-term investments	11,829	4,422	7,407	—
Other invested assets:
Non-redeemable preferred stock	84,709	72,717	—	11,992
Other equity securities	25,665	25,665	—	—
Derivatives:
Interest rate swaps	86,504	—	86,504	—
Foreign currency forwards	343	—	343	—
CPI swaps	(268)	—	(268)	—
Credit default swaps	1,088	—	1,088	—
Equity options	60,032	—	60,032	—
Foreign currency swaps	127,819	—	127,819	—
FVO contractholder-directed unit-linked investments	129,511	125,609	3,902	—
Other	8,289	8,289	—	—
Total other invested assets	523,692	232,280	279,420	11,992
Other assets – longevity swaps	13,298	—	—	13,298
Total	$28,733,293	$2,696,993	$23,685,377	$2,350,923
Liabilities:
Interest sensitive contract liabilities – embedded derivatives	$1,106,410	$—	$—	$1,106,410
Other liabilities:
Derivatives:
Interest rate swaps	25,241	—	25,241	—
Foreign currency forwards	6,675	—	6,675	—
Credit default swaps	3,080	—	3,080	—
Foreign currency swaps	1,761	—	1,761	—
Mortality swaps	2,196	—	—	2,196
Total	$1,145,363	$—	$36,757	$1,108,606

December 31, 2014:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
Corporate securities	$14,885,583	$115,822	$13,459,334	$1,310,427
Canadian and Canadian provincial governments	3,865,265	—	3,865,265	—
Residential mortgage-backed securities	1,037,896	—	849,802	188,094
Asset-backed securities	1,069,586	—	496,626	572,960
Commercial mortgage-backed securities	1,532,591	—	1,445,845	86,746
U.S. government and agencies	525,851	437,129	60,193	28,529
State and political subdivisions	426,076	—	383,365	42,711
Other foreign government, supranational and foreign government-sponsored enterprises	2,138,124	285,995	1,832,466	19,663
Total fixed maturity securities – available-for-sale	25,480,972	838,946	22,392,896	2,249,130
Funds withheld at interest – embedded derivatives	22,094	—	—	22,094
Cash equivalents	899,846	899,846	—	—
Short-term investments	45,190	21,536	23,654	—
Other invested assets:
Non-redeemable preferred stock	99,363	91,450	9	7,904
Other equity securities	27,497	27,497	—	—
Derivatives:
Interest rate swaps	84,578	—	84,578	—
Interest rate options	18,195	—	18,195	—
CPI swaps	(561)	—	(561)	—
Credit default swaps	8,606	—	8,606	—
Equity options	35,242	—	35,242	—
Foreign currency swaps	70,906	—	70,906	—
FVO contractholder-directed unit-linked investments	140,344	134,749	5,595	—
Other	6,420	6,420	—	—
Total other invested assets	490,590	260,116	222,570	7,904
Other assets - longevity swaps	7,727	—	—	7,727
Total	$26,946,419	$2,020,444	$22,639,120	$2,286,855
Liabilities:
Interest sensitive contract liabilities – embedded derivatives	$1,085,166	$—	$—	$1,085,166
Other liabilities:
Derivatives:
Interest rate swaps	12,957	—	12,957	—
Foreign currency forwards	15,011	—	15,011	—
Credit default swaps	419	—	419	—
Forward purchase commitments	13,370	—	13,370	—
Mortality swaps	797	—	—	797
Total	$1,127,720	$—	$41,757	$1,085,963
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
Level 3 Measurements and Transfers
As of September 30, 2015 and December 31, 2014, the Company classified approximately 8.7% and 8.8%, respectively, of its fixed maturity securities in the Level 3 category. These securities primarily consist of private placement corporate securities and bank loans with inactive trading markets. Additionally, the Company has included asset-backed securities with subprime exposure and mortgage-backed securities with below investment grade ratings in the Level 3 category due to market uncertainty associated with these securities and the Company’s utilization of unobservable information from third parties for the valuation of these securities.

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
The following table presents quantitative information about significant unobservable inputs used in Level 3 fair value measurements that are developed by the Company, which does not include unobservable Level 3 asset and liability measurements provided by third parties, as of September 30, 2015 and December 31, 2014 (dollars in thousands):

September 30, 2015:		Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	Fair Value
Assets:
State and political subdivision securities	$4,898	Market comparable securities	Liquidity premium	1%
Corporate securities	186,499	Market comparable securities	Liquidity premium	0-2% (1%)
U.S. government and agencies securities	27,320	Market comparable securities	Liquidity premium	0-1% (1%)
Funds withheld at interest- embedded derivatives	(49,498)	Total return swap	Mortality	0-100% (2%)
			Lapse	0-35% (6%)
			Withdrawal	0-5% (3%)
			CVA	0-5% (1%)
			Crediting rate	2-4% (3%)
Longevity swaps	13,298	Discounted cash flow	Mortality	0-100% (2%)
			Mortality improvement	(10%)-10% (3%)
Liabilities:
Interest sensitive contract liabilities- embedded derivatives- indexed annuities	877,503	Discounted cash flow	Mortality	0-100% (2%)
			Lapse	0-35% (6%)
			Withdrawal	0-5% (3%)
			Option budget projection	2-4% (3%)

Interest sensitive contract liabilities- embedded derivatives- variable annuities	228,907	Discounted cash flow	Mortality	0-100% (2%)
			Lapse	0-25% (8%)
			Withdrawal	0-7% (3%)
			CVA	0-5% (1%)
			Long-term volatility	0-27% (14%)
Mortality swaps	2,196	Discounted cash flow	Mortality	0-100% (1%)

December 31, 2014:	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)

Assets:
State and political subdivision securities	$4,994	Market comparable securities	Liquidity premium	1%
Corporate securities	205,392	Market comparable securities	Liquidity premium	0-2% (1%)
U.S. government and agencies securities	28,530	Market comparable securities	Liquidity premium	0-1% (1%)
Funds withheld at interest- embedded derivatives	22,094	Total return swap	Mortality	0-100% (2%)
			Lapse	0-35% (7%)
			Withdrawal	0-5% (3%)
			CVA	0-5% (1%)
			Crediting rate	2-4% (3%)
Longevity swaps	7,727	Discounted cash flow	Mortality	0-100% (2%)
			Mortality improvement	(10%)-10% (3%)

Liabilities:
Interest sensitive contract liabilities- embedded derivatives- indexed annuities	925,887	Discounted cash flow	Mortality	0-100% (2%)
			Lapse	0-35% (7%)
			Withdrawal	0-5% (3%)
			Option budget projection	2-4% (3%)
Interest sensitive contract liabilities- embedded derivatives- variable annuities	159,279	Discounted cash flow	Mortality	0-100% (2%)
			Lapse	0-25% (8%)
			Withdrawal	0-7% (3%)
			CVA	0-5% (1%)
			Long-term volatility	0-27% (11%)
Mortality swaps	797	Discounted cash flow	Mortality	0-100% (1%)
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

Transfers from Level 1 to Level 2 are due to the lack of observable market data when pricing these securities, while transfers from Level 2 to Level 1 are due to an increase in the availability of market observable data in an active market. The following tables present the transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	2015		2014
	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1
Three months ended September 30:
Fixed maturity securities - available-for-sale:
Corporate securities	$—	$47,199	$—	$5,888

Nine months ended September 30:
Fixed maturity securities - available-for-sale:
Corporate securities	$625	$84,195	$—	$15,946
The tables below provide a summary of the changes in fair value of Level 3 assets and liabilities for the three and nine months ended September 30, 2015, as well as the portion of gains or losses included in income for the three and nine months ended September 30, 2015 attributable to unrealized gains or losses related to those assets and liabilities still held at September 30, 2015 (dollars in thousands):

For the three months ended September 30, 2015:	Fixed maturity securities - available-for-sale
	Corporate securities	Residential mortgage- backed securities	Asset-backed securities	Commercial mortgage- backed securities	U.S. government and agencies	State and political subdivisions
Fair value, beginning of period	$1,237,317	$298,376	$580,510	$77,819	$27,359	$40,186
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(891)	(378)	1,609	896	(92)	7
Investment related gains (losses), net	(35)	(143)	265	(466)	(37)	(5)
Claims & other policy benefits	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—	—
Included in other comprehensive income	(1,125)	829	(3,924)	(1,265)	200	(1,164)
Purchases(1)	66,137	86,748	57,120	—	157	—
Sales(1)	—	(271)	(174)	(3,197)	—	—
Settlements(1)	(47,248)	(12,263)	(26,776)	(1,144)	(267)	(30)
Transfers into Level 3	3,050	453	—	—	—	—
Transfers out of Level 3	(9,515)	(3,684)	(4,427)	—	—	—
Fair value, end of period	$1,247,690	$369,667	$604,203	$72,643	$27,320	$38,994
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(841)	$(378)	$373	$841	$(92)	$7
Investment related gains (losses), net	—	—	—	—	—	—
Claims & other policy benefits	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—	—

For the three months ended September 30, 2015 (continued):	Fixed maturity securities available-for-sale
	Other foreign government, supranational and foreign government-sponsored enterprises	Funds withheld at interest- embedded derivatives	Other invested assets - non-redeemable preferred stock	Other assets longevity swaps	Interest sensitive contract liabilities embedded derivatives	Other liabilities mortality swaps
Fair value, beginning of period	$14,657	$(3,329)	$12,388	$10,853	$(1,069,154)	$(1,754)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	—	—	—	—	—	—
Investment related gains (losses), net	—	(46,169)	—	—	(95,373)	—
Claims & other policy benefits	—	—	—	—	—	—
Interest credited	—	—	—	—	50,245	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—	—
Included in other comprehensive income	273	—	(396)	41	—	—
Other revenues	—	—	—	2,404	—	(442)
Purchases(1)	—	—	—	—	(9,333)	—
Sales(1)	—	—	—	—	—	—
Settlements(1)	(316)	—	—	—	17,205	—
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Fair value, end of period	$14,614	$(49,498)	$11,992	$13,298	$(1,106,410)	$(2,196)
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$—	$—	$—	$—	$—	$—
Investment related gains (losses), net	—	(46,169)	—	—	(97,696)	—
Other revenues	—	—	—	2,404	—	(442)
Claims & other policy benefits	—	—	—	—	—	—
Interest credited	—	—	—	—	33,040	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—	—

For the nine months ended September 30, 2015:	Fixed maturity securities - available-for-sale
	Corporate securities	Residential mortgage- backed securities	Asset-backed securities	Commercial mortgage- backed securities	U.S. government and agencies	State and political subdivisions
Fair value, beginning of period	$1,310,427	$188,094	$572,960	$86,746	$28,529	$42,711
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(2,745)	(674)	4,539	2,167	1	22
Investment related gains (losses), net	(606)	(208)	621	(1,149)	(154)	(14)
Claims & other policy benefits	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—	—
Included in other comprehensive income	(11,958)	61	(593)	(1,961)	(183)	(2,619)
Purchases(1)	180,019	217,055	142,292	42	432	—
Sales(1)	(3,949)	(985)	(9,145)	(6,153)	—	—
Settlements(1)	(210,544)	(26,599)	(94,649)	(7,157)	(1,305)	(271)
Transfers into Level 3	3,463	2,853	9,055	12,828	—	—
Transfers out of Level 3	(16,417)	(9,930)	(20,877)	(12,720)	—	(835)
Fair value, end of period	$1,247,690	$369,667	$604,203	$72,643	$27,320	$38,994
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(2,641)	$(675)	$2,478	$2,070	$1	$22
Investment related gains (losses), net	—	—	—	—	—	—
Claims & other policy benefits	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—	—

For the nine months ended September 30, 2015 (continued):	Fixed maturity securities available-for-sale
	Other foreign government, supranational and foreign government-sponsored enterprises	Funds withheld at interest- embedded derivatives	Other invested assets - non-redeemable preferred stock	Other assets longevity swaps	Interest sensitive contract liabilities embedded derivatives	Other liabilities mortality swaps
Fair value, beginning of period	$19,663	$22,094	$7,904	$7,727	$(1,085,166)	$(797)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	—	—	—	—	—	—
Investment related gains (losses), net	—	(71,592)	—	—	(69,628)	—
Claims & other policy benefits	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	28,999	—
Included in other comprehensive income	223	—	(412)	(565)	—	—
Other revenues	—	—	—	6,136	—	(1,399)
Purchases(1)	—	—	4,529	—	(34,901)	—
Sales(1)	—	—	—	—	—	—
Settlements(1)	(939)	—	—	—	54,286	—
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	(4,333)	—	(29)	—	—	—
Fair value, end of period	$14,614	$(49,498)	$11,992	$13,298	$(1,106,410)	$(2,196)
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$—	$—	$—	$—	$—	$—
Investment related gains (losses), net	—	(71,592)	—	—	(77,338)	—
Other revenues	—	—	—	6,136	—	(1,399)
Claims & other policy benefits	—	—	—	—	—	—
Interest credited	—	—	—	—	(25,288)	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—	—

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

For the three months ended September 30, 2014:	Fixed maturity securities - available-for-sale
	Corporate securities	Residential mortgage-backed securities	Asset-backed securities	Commercial mortgage-backed securities	U.S. government and agencies	State and political subdivision securities
Fair value, beginning of period	$1,287,940	$185,547	$556,160	$97,914	$32,994	$45,767
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(1,332)	(122)	1,919	523	(134)	9
Investment related gains (losses), net	(107)	37	740	7	(63)	(4)
Claims & other policy benefits	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—	—
Included in other comprehensive income	(13,424)	(462)	(1,116)	(2,248)	(115)	431
Purchases (1)	180,319	16,395	24,152	6,180	167	—
Sales(1)	(590)	—	(2,053)	—	—	—
Settlements(1)	(76,968)	(16,104)	(30,104)	(1,315)	(2,461)	(66)
Transfers into Level 3	3,327	2,211	—	—	—	—
Transfers out of Level 3	(2,161)	—	(5,066)	(5,542)	—	(3,632)
Fair value, end of period	$1,377,004	$187,502	$544,632	$95,519	$30,388	$42,505
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(1,335)	$(121)	$1,689	$523	$(134)	$9
Investment related gains (losses), net	—	—	—	—	—	—
Claims & other policy benefits	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—	—

	Fixed maturity securities available-for-sale
For the three months ended September 30, 2014 (continued):	Other foreign government, supranational and foreign government-sponsored enterprises	Funds withheld at interest- embedded derivative	Other assets longevity swaps	Interest sensitive contract liabilities embedded derivatives	Other liabilities mortality swaps
Fair value, beginning of period	$10,888	$(20,194)	$—	$(940,236)	$—
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	—	—	—	—	—
Investment related gains (losses), net	—	56,811	—	(47,479)	—
Claims & other policy benefits	—	—	—	—	—
Interest credited	—	—	—	(35,651)	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—
Included in other comprehensive income	(72)	—	(92)	—	—
Other revenues	—	—	4,499	—	(320)
Purchases(1)	—	—	—	(11,912)	—
Sales(1)	—	—	—	—	—
Settlements(1)	(304)	—	—	17,351	—
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Fair value, end of period	$10,512	$36,617	$4,407	$(1,017,927)	$(320)
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$—	$—	$—	$—	$—
Investment related gains (losses), net	—	56,811	—	(48,677)	—
Other revenues	—	—	4,499	—	(320)
Claims & other policy benefits	—	—	—	—	—
Interest credited	—	—	—	(53,001)	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—

For the nine months ended September 30, 2014:	Fixed maturity securities - available-for-sale
	Corporate securities	Residential mortgage- backed securities	Asset-backed securities	Commercial mortgage- backed securities	U.S. Government and agencies	State and political subdivision securities
Fair value, beginning of period	$1,345,289	$153,505	$471,848	$101,785	$40,919	$43,776
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(3,718)	(24)	6,031	1,342	(416)	31
Investment related gains (losses), net	(101)	174	1,987	99	(313)	(12)
Claims & other policy benefits	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—	—
Included in other comprehensive income	(4,888)	2,793	4,898	2,426	762	2,875
Purchases(1)	312,380	48,543	148,260	6,180	460	—
Sales(1)	(48,266)	(744)	(22,923)	(14,626)	—	—
Settlements(1)	(177,914)	(28,676)	(42,737)	(1,858)	(11,024)	(532)
Transfers into Level 3	10,257	13,675	11,614	5,712	—	—
Transfers out of Level 3	(56,035)	(1,744)	(34,346)	(5,541)	—	(3,633)
Fair value, end of period	$1,377,004	$187,502	$544,632	$95,519	$30,388	$42,505
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

	Carrying Value After Measurement		Net Investment Gains (Losses)
	At September 30,		Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2015	2014	2015	2014	2015	2014
Mortgage loans(1)	$11,750	$9,580	$67	$2,206	$106	$550
Limited partnership interests(2)	12,550	19,282	(924)	(2,134)	(5,433)	(6,305)

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

Fair Value of Financial Instruments
The Company is required by general accounting principles for Fair Value Measurements and Disclosures to disclose the fair value of certain financial instruments including those that are not carried at fair value. The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments, which were not measured at fair value on a recurring basis, at September 30, 2015 and December 31, 2014 (dollars in thousands). This table excludes any payables or receivables for collateral under repurchase agreements and other transactions. The estimated fair value of the excluded amount approximates carrying value as they equal the amount of cash collateral received/paid. In addition, the table excludes assets received prior to the effective date of the acquisition as described in Note 17 - “Subsequent Event”, as the carrying value of these assets equals the estimated fair value as of the date of the financial statements.

September 30, 2015:	Carrying Value	Estimated Fair Value	Fair Value Measurement Using:
			Level 1	Level 2	Level 3
Assets:
Mortgage loans on real estate	$3,170,002	$3,255,198	$—	$—	$3,255,198
Policy loans	1,444,009	1,444,009	—	1,444,009	—
Funds withheld at interest(1)	5,723,581	6,089,263	—	—	6,089,263
Cash and cash equivalents(2)	925,508	925,508	925,508	—	—
Short-term investments(2)	46,371	46,371	46,371	—	—
Other invested assets(2)	381,970	434,205	4,563	34,526	395,116
Accrued investment income	342,088	342,088	—	342,088	—
Liabilities:
Interest-sensitive contract liabilities(1)	$9,807,740	$10,139,341	$—	$—	$10,139,341
Long-term debt	2,313,053	2,451,987	—	—	2,451,987
Collateral finance and securitization notes	914,452	809,943	—	—	809,943

December 31, 2014:	Carrying Value	Estimated Fair Value	Fair Value Measurement Using:
			Level 1	Level 2	Level 3
Assets:
Mortgage loans on real estate	$2,712,238	$2,803,942	$—	$—	$2,803,942
Policy loans	1,284,284	1,284,284	—	1,284,284	—
Funds withheld at interest(1)	5,897,202	6,367,165	—	—	6,367,165
Cash and cash equivalents(2)	745,823	745,823	745,823	—	—
Short-term investments(2)	52,504	52,504	52,504	—	—
Other invested assets(2)	465,720	518,261	4,674	35,446	478,141
Accrued investment income	261,096	261,096	—	261,096	—
Liabilities:
Interest-sensitive contract liabilities(1)	$9,623,596	$9,666,240	$—	$—	$9,666,240
Long-term debt	2,314,293	2,518,399	—	—	2,518,399
Collateral finance and securitization notes	782,701	674,984	—	—	674,984

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
The Company allocates capital to its segments based on an internally developed economic capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model considers the unique and specific nature of the risks inherent in the Company’s businesses. As a result of the economic capital allocation process, a portion of investment income is attributed to the segments based on the level of allocated capital. In addition, the segments are charged for excess capital utilized above the allocated economic capital basis. This charge is included in policy acquisition costs and other insurance expenses.
The Company’s reportable segments are strategic business units that are primarily segregated by geographic region. Information related to revenues, income (loss) before income taxes and total assets of the Company for each reportable segment are summarized below (dollars in thousands).

	Three months ended September 30,		Nine months ended September 30,
Total revenues:	2015	2014	2015	2014
U.S. and Latin America:
Traditional	$1,312,638	$1,310,879	$3,910,176	$3,922,598
Non-Traditional	87,099	261,128	471,547	843,197
Total	1,399,737	1,572,007	4,381,723	4,765,795
Canada:
Traditional	241,438	289,678	776,532	862,523
Non-Traditional	11,040	7,662	34,372	21,679
Total	252,478	297,340	810,904	884,202
Europe, Middle East and Africa:
Traditional	284,350	310,483	863,774	925,333
Non-Traditional	69,238	82,429	199,922	224,754
Total	353,588	392,912	1,063,696	1,150,087
Asia Pacific:
Traditional	421,970	418,017	1,227,159	1,270,444
Non-Traditional	11,420	10,415	38,066	56,188
Total	433,390	428,432	1,265,225	1,326,632
Corporate and Other	(559)	25,897	68,039	80,065
Total	$2,438,634	$2,716,588	$7,589,587	$8,206,781

	Three months ended September 30,		Nine months ended September 30,
Income (loss) before income taxes:	2015	2014	2015	2014
U.S. and Latin America:
Traditional	$55,652	$77,833	$156,288	$222,793
Non-Traditional	36,255	77,500	161,153	256,098
Total	91,907	155,333	317,441	478,891
Canada:
Traditional	34,072	24,160	79,535	75,602
Non-Traditional	3,257	884	10,482	4,526
Total	37,329	25,044	90,017	80,128
Europe, Middle East and Africa:
Traditional	15,910	21,281	35,551	47,076
Non-Traditional	29,234	23,895	80,300	74,627
Total	45,144	45,176	115,851	121,703
Asia Pacific:
Traditional	11,276	24,302	68,239	71,382
Non-Traditional	5,412	(3,889)	14,152	10,270
Total	16,688	20,413	82,391	81,652
Corporate and Other	(50,931)	(14,151)	(67,648)	(30,584)
Total	$140,137	$231,815	$538,052	$731,790

Total Assets:	September 30, 2015	December 31, 2014
U.S. and Latin America:
Traditional	$16,090,309	$14,159,824
Non-Traditional	13,644,806	11,572,251
Total	29,735,115	25,732,075
Canada:
Traditional	3,720,003	3,946,942
Non-Traditional	20,900	49,186
Total	3,740,903	3,996,128
Europe, Middle East and Africa:
Traditional	2,949,206	2,514,868
Non-Traditional	1,992,788	2,178,454
Total	4,941,994	4,693,322
Asia Pacific:
Traditional	3,028,691	2,951,723
Non-Traditional	733,268	667,645
Total	3,761,959	3,619,368
Corporate and Other	5,426,149	6,638,718
Total	$47,606,120	$44,679,611

8.	Commitments, Contingencies and Guarantees
Commitments
Funding of Investments
The Company's commitments to fund investments as of September 30, 2015 and December 31, 2014 are presented in the following table (dollars in thousands):

	September 30, 2015	December 31, 2014
Limited partnerships	$234,309	$254,314
Commercial mortgage loans	50,035	33,850
Private placements	48,007	—
Bank loans	8,494	52,859
Equity release mortgages	6,000	8,549
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
Letters of Credit
The Company has obtained bank letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions. At September 30, 2015 and December 31, 2014, there were approximately $146.2 million and $176.5 million, respectively, of undrawn outstanding bank letters of credit in favor of third parties. Additionally, the Company utilizes letters of credit primarily to secure reserve credits when it retrocedes business to its affiliated subsidiaries. The Company cedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions such as the U.S. and the United Kingdom. The capital required to support the business in the affiliates reflects a more realistic estimate of capital needed to back the related business. As of September 30, 2015 and December 31, 2014, $1,104.6 million and $1,035.0 million, respectively, in undrawn letters of credit from various banks were outstanding, primarily backing reinsurance between the various subsidiaries of the Company. The banks providing letters of credit to the Company are included on the National Association of Insurance Commissioners (“NAIC”) list of approved banks.

The Company maintains seven credit facilities, a syndicated revolving credit facility with a capacity of $850.0 million, and six letter of credit facilities with a combined capacity of $651.3 million. The Company may borrow cash and obtain letters of credit in multiple currencies under its syndicated revolving credit facility. The following table provides additional information on the Company’s credit facilities as of September 30, 2015 and December 31, 2014 (dollars in thousands):

		Amount Utilized(1)
Facility Capacity	Maturity Date	September 30, 2015	December 31, 2014	Basis of Fees
$850,000	September 2019	$297,890	$204,774	Senior unsecured long-term debt rating
73,200(2)	November 2015	73,200	74,623	Fixed
120,000	June 2019	80,040	80,040	Fixed
35,090(2)	May 2018	35,090	28,612	Fixed
100,000	June 2016	71,364	81,747	Fixed
270,000	November 2017	270,000	270,000	Fixed
53,030(2)	March 2019	53,030	80,961	Fixed

(1)	Represents issued but undrawn letters of credit. There was no cash borrowed for the periods presented.

(2)	Foreign currency facility, amounts presented are in U.S. dollars.
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
Guarantees
RGA has issued guarantees to third parties on behalf of its subsidiaries for the payment of amounts due under certain securities borrowing arrangements, financing arrangements and office lease obligations, whereby, if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. Additionally, in limited circumstances, treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA’s subsidiary is relatively new, unrated, or not of a significant size, relative to the ceding company. Liabilities supported by the treaty guarantees, before consideration for any legally offsetting amounts due from the guaranteed party are reflected on the Company’s condensed consolidated balance sheets in future policy benefits. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to borrowed securities provide additional security to third parties should a subsidiary fail to return the borrowed securities when due. RGA’s guarantees issued as of September 30, 2015 and December 31, 2014 are reflected in the following table (dollars in thousands):

	September 30, 2015	December 31, 2014
Treaty guarantees	$740,397	$826,496
Treaty guarantees, net of assets in trust	614,679	664,913
Borrowed securities	265,240	201,050
Financing arrangements	100,000	100,000
Lease obligations	4,920	6,085

RGA, through wholly-owned subsidiaries, has committed to provide statutory reserve support to third parties, in exchange for a fee, by funding loans if certain defined events occur. Such statutory reserves are required under the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX for term life insurance policies and Regulation A-XXX for universal life secondary guarantees). The third parties have recourse to RGA should the subsidiary fail to provide the required funding, however, as of September 30, 2015, the Company does not believe that it will be required to provide any funding under these commitments as the occurrence of the defined events is considered remote. The following table presents the maximum potential obligation for these commitments as of September 30, 2015 (dollars in millions):

Commitment Period	September 30, 2015
2023	$500
2033	950
2034	3,000
2035	500
2036	1,432
In addition, the Company indemnifies its directors and officers as provided in its charters and by-laws. Since this indemnity generally is not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under this indemnity in the future.

9.	Income Tax
Provision for income tax expense differed from the amounts computed by applying the U.S. federal income tax statutory rate of 35% to pre-tax income as a result of the following for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Tax provision at U.S. statutory rate	$49,048	$81,135	$188,318	$256,126
Increase (decrease) in income taxes resulting from:
Foreign tax rate differing from U.S. tax rate	(96)	(3,645)	(5,685)	(11,715)
Differences in tax bases in foreign jurisdictions	(16,221)	(413)	(29,822)	(3,727)
Deferred tax valuation allowance	10,239	326	21,997	(322)
Amounts related to tax audit contingencies	(2,580)	(2,083)	(675)	(527)
Corporate rate changes	—	(26)	58	(386)
Subpart F	12,188	4,426	30,074	10,555
Foreign tax credits	(1,106)	(1,558)	(4,554)	(3,568)
Return to provision adjustments	3,747	(4,794)	(1,774)	(8,031)
Other, net	1,384	451	1,076	429
Total provision for income taxes	$56,603	$73,819	$199,013	$238,834
Effective tax rate	40.4%	31.8%	37.0%	32.6%
The third quarter and first nine months of 2015 effective tax rates were higher than the U.S. Statutory rate of 35.0% primarily as a result of a tax accrual related to the Active Financing Exception ("AFE") business extender provision that the U.S. Congress did not pass prior to the end of the quarter and a loss in Australia, which has a lower tax rate than the U.S. The high rate was partially offset with tax benefits associated with claims experience on certain treaties, which is mostly offset with a valuation allowance, and income in other jurisdictions with rates lower than that of the U.S. The third quarter and first nine months of 2014 effective tax rates were lower than the U.S. Statutory rate of 35.0% primarily as a result of income in non-U.S. jurisdictions with lower tax rates than the U.S., the release of a valuation allowance in the first quarter on tax benefits associated with claims experience on certain treaties, and an adjustment to reconcile the 2013 federal income tax provision to the 2013 federal income tax return, which was filed in the third quarter of 2014. These adjustments were partially offset by a tax accrual related to the AFE business extender provision that the U.S. Congress did not pass prior to the end of the quarter.

10.    Employee Benefit Plans
The components of net periodic benefit costs for the three and nine months ended September 30, 2015 and 2014 were as follows (dollars in thousands):

	Pension Benefits		Other Benefits
	Three months ended September 30,		Three months ended September 30,
	2015	2014	2015	2014
Service cost	$2,307	$2,195	$1,868	$826
Interest cost	1,262	1,367	947	794
Expected return on plan assets	(1,224)	(1,118)	—	—
Amortization of prior service cost	82	214	—	—
Amortization of prior actuarial loss	636	489	1,319	361
Net periodic benefit cost	$3,063	$3,147	$4,134	$1,981

	Pension Benefits		Other Benefits
	Nine months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Service cost	$6,923	$6,185	$3,046	$1,766
Interest cost	3,788	3,662	1,929	1,471
Expected return on plan assets	(3,673)	(3,353)	—	—
Amortization of prior service cost	245	432	—	—
Amortization of prior actuarial loss	1,908	1,407	1,849	795
Net periodic benefit cost	$9,191	$8,333	$6,824	$4,032
The Company has made $4.0 million in pension contributions during the first nine months of 2015, and does not expect to make any additional pension contributions in 2015.

11.	Equity Based Compensation
Equity compensation expense was $5.7 million and $5.3 million in the third quarter of 2015 and 2014, respectively. In the first quarter of 2015, the Company granted 0.3 million stock appreciation rights at $90.06 weighted average exercise price per share and 0.2 million performance contingent units to employees. Additionally, non-employee directors were granted a total of 15,174 shares of common stock. As of September 30, 2015, 1.7 million share options at a weighted average strike price per share of $53.54 were vested and exercisable, with a remaining weighted average exercise period of 4.9 years. As of September 30, 2015, the total compensation cost of non-vested awards not yet recognized in the condensed consolidated financial statements was $27.7 million. It is estimated that these costs will vest over a weighted average period of 2.0 years.

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
Retrocession reinsurance treaties do not relieve the Company from its obligations to direct writing companies. Failure of retrocessionaires to honor their obligations could result in losses to the Company. Consequently, allowances would be established for amounts deemed uncollectible. At September 30, 2015 and December 31, 2014, no allowances were deemed necessary. The Company regularly evaluates the financial condition of the insurance companies from which it assumes and to which it cedes reinsurance.
Retrocessions are arranged through the Company’s retrocession pools for amounts in excess of the Company’s retention limit. As of September 30, 2015 and December 31, 2014, all rated retrocession pool participants followed by the A.M. Best Company were rated “A- (excellent)” or better. The Company verifies retrocession pool participants’ ratings on a quarterly basis. For a majority of the retrocessionaires that were not rated, security in the form of letters of credit or trust assets has been given as additional security. In addition, the Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance. In addition to its third party retrocessionaires, various RGA reinsurance subsidiaries retrocede amounts in excess of their retention to affiliated subsidiaries.

The following table presents information for the Company's reinsurance ceded receivable assets, including the respective amount and A.M. Best rating for each reinsurer representing in excess of five percent of the total as of September 30, 2015 and December 31, 2014 (dollars in thousands):

		September 30, 2015		December 31, 2014
Reinsurer	A.M. Best Rating	Amount	% of Total	Amount	% of Total
Reinsurer A	A+	$199,261	30.1%	$45,541	7.9%
Reinsurer B	A+	192,553	29.1	210,996	36.5
Reinsurer C	A+	73,692	11.1	74,412	12.9
Reinsurer D	A	43,044	6.5	43,818	7.6
Reinsurer E	A++	41,545	6.3	43,154	7.5
Other reinsurers		111,090	16.9	160,285	27.6
Total		$661,185	100.0%	$578,206	100.0%
Included in the total reinsurance ceded receivables balance were $211.4 million and $143.0 million of claims recoverable, of which $11.7 million and $10.9 million were in excess of 90 days past due, as of September 30, 2015 and December 31, 2014, respectively. The increase in the Company's reinsurance ceded receivable and claims recoverable are due to a large retrocession transaction with Reinsurer A, as reflected in the table above.

13.	Stock Transactions
On January 22, 2015, RGA’s board of directors authorized a share repurchase program, with no expiration date, for up to $300.0 million of the RGA’s outstanding common stock. In connection with this authorization, the board of directors terminated the stock repurchase authority granted in 2014. In July 2015, RGA’s board of directors authorized an additional increase of $150.0 million to the share repurchase program previously authorized in January 2015. With these authorizations, the total amount of the RGA's outstanding common stock authorized for repurchase is $450.0 million.
RGA has repurchased shares throughout 2015 and as of September 30, 2015 there was $125.7 million remaining under the share repurchase authorizations. The following table provides quarterly information relating to share repurchases made by RGA during 2015, by quarter (dollars in thousands, except share data):

Period of Repurchase	Shares	Amount	Cost per Share
First quarter	2,538,718	$230,124	$90.65
Second quarter	252,642	23,480	92.94
Third quarter	782,437	70,702	90.36
Total	3,573,797	$324,306	$90.75

14.    Acquisition
In April 2015, the Company completed the acquisition of 100% of Aurora National Life Assurance Company’s stock (“Aurora”) from Swiss Re Life & Health America, Inc. ("Swiss Re") pursuant to the stock purchase agreement dated October 20, 2014, between the Company and Swiss Re. The transaction represented an opportunity to deploy capital into a seasoned closed block of business in the U.S. market. The total cash purchase price was $191.5 million, net of cash acquired. Total assets acquired were $3.7 billion, primarily consisting of $3.6 billion of investments, and total liabilities assumed were $3.5 billion. There is no goodwill, including tax deductible goodwill, associated with the acquisition. The business acquired is reflected in the U.S. and Latin America Traditional and Non-Traditional segments. This acquisition did not have a material impact on the Company's condensed consolidated financial statements, and as a result no proforma disclosures have been presented.
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
Business Combinations
In September 2015, the FASB amended the general accounting principles for Business Combinations as it relates to measurement period adjustments. This amendment requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in provisional amount as if the accounting had been completed at the acquisition date. The adjustments related to previous reporting periods since the acquisition date must be disclosed by income statement line item either on the face of the income statement or in the notes. The Company adopted this amendment during the three months ended September 30, 2015. Accordingly, the Company applied the amendments in this update to the measurement period adjustments made during the three months ended September 30, 2015 with no material effect on previous-period or current-period earnings.
Future Adoption of New Accounting Standards
Compensation
In June 2014, the FASB amended the general accounting principles for Compensation as it relates to the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. This amendment requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The amendment further clarifies that the performance target should not be reflected in estimating the grant-date fair value of the award and that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved. These amendments are effective for annual years, and interim periods within those years, beginning after December 15, 2015. The new guidance may be applied either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company is currently evaluating the impact of this amendment on its condensed consolidated financial statements.
Consolidation
In February 2015, the FASB amended the general accounting principle for Consolidation, effective for fiscal years beginning after December 15, 2015 and interim periods within those years and early adoption is permitted. The amendment may be applied using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption, or the amendment may be applied retrospectively. The new standard is intended to improve targeted areas of the consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. The amendments affect the consolidation evaluation for reporting organizations. In addition, the amendments simplify and improve current GAAP by reducing the number of consolidation models. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements.
Debt Issuance Costs
In April 2015, the FASB amended the general accounting principle related to the presentation of Debt Issuance Costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. These amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, an should be applied retrospectively to all periods presented. The adoption of this amendment is not expected to have a material impact on the Company’s condensed consolidated financial statements.
Fair Value Measurement
In May 2015, the FASB amended the general accounting principle for Fair Value Measurement to remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. This update is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years and which should be applied retrospectively to all periods presented. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements.
Financial Services - Insurance
In May 2015, the FASB amended the general accounting principle for Financial Services - Insurance which expanded the breadth of disclosures that an insurance entity must provide about its short-duration insurance contracts. This updated requires insurance entities to disclose for annual reporting periods information about the liability for unpaid claims and claim adjustment expenses. The updated also requires insurance entities to disclose information about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses, including reasons for the change and the effects on the financial statements. In addition, the amendment requires insurance entities to disclose for annual and interim reporting periods a roll-forward of the liability for unpaid claims and claim adjustment expenses. This amendment focuses only on disclosure; it does not change the accounting model for short-duration contracts. The update is effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. The new guidance should be applied retrospectively by providing comparative disclosures for each period presented, except for those requirements that apply only to the current period. The adoption of this amendment is not expected to have an impact on the Company's condensed consolidated financial statements other than the addition of the required disclosures.

17.	Subsequent Event
On October 1, 2015, the Company completed the acquisition of the life insurance portfolio of PGGM Levensverzekeringen, N.V. (“PGGM”), a Netherlands-based cooperative. Total assets and liabilities transferred were approximately $416.8 million and $402.3 million, respectively. Prior to the effective date of the acquisition, PGGM transferred approximately $350.6 million in assets to the Company. These assets and a corresponding liability are included on the condensed consolidated balance sheets in other assets and other liabilities. The transaction will be included in the Company’s Europe, Middle East and Africa traditional and non-traditional segments.

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

Historically, the Company’s primary business has been traditional life reinsurance, which involves reinsuring life insurance policies that are often in force for the remaining lifetime of the underlying individuals insured, with premiums earned typically over a period of 10 to 30 years. Each year, however, a portion of the business under existing treaties terminates due to, among other things, lapses or voluntary surrenders of underlying policies, deaths of insureds, and the exercise of recapture options by ceding companies. More recently, the Company has expanded its non-traditional reinsurance business, including significant asset-intensive, or annuity, transactions in the U.S. and UK, to allow its clients to take advantage of growth opportunities and manage their capital and investment risk.
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
The Company allocates capital to its segments based on an internally developed economic capital model, the purpose of which is to measure the risk in the business and to provide a consistent basis upon which capital is deployed. The economic capital model considers the unique and specific nature of the risks inherent in RGA’s businesses. As a result of the economic capital allocation process, a portion of investment income is credited to the segments based on the level of allocated capital. In addition, the segments are charged for excess capital utilized above the allocated economic capital basis. This charge is included in policy acquisition costs and other insurance expenses.

Results of Operations
Consolidated
Consolidated income before income taxes decreased $91.7 million, or 39.5%, and $193.7 million, or 26.5%, for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014. The decrease in income for the third quarter and first nine months of 2015 was primarily due to unfavorable mortality experience compared to the prior year, a decrease in investment related gains and adverse foreign currency fluctuations. The decrease in investment related gains reflects inverse changes in the fair value of embedded derivatives on modco or funds withheld treaties in 2014 and 2015, primarily due to changes in credit spreads. The unrealized gains and losses associated with these embedded derivatives, after adjustment for deferred acquisition costs, reduced income before income taxes by $38.7 million and $104.2 million in the third quarter and first nine months of 2015, respectively, as compared to the same periods in 2014. The decrease in investment related gains also reflects an increase in impairments on fixed maturity and equity securities of $22.9 million and $28.4 million in the third quarter and first nine months of 2015, respectively. Foreign currency fluctuations relative to the prior year unfavorably affected income before income taxes by approximately $14.4 million and $35.9 million for the third quarter and first nine months of 2015, as compared to the same periods in 2014.
The Company recognizes in consolidated income, any changes in the fair value of embedded derivatives on modco or funds withheld treaties, equity-indexed annuity treaties (“EIAs”) and variable annuity products. The combined changes in these three types of embedded derivatives, after adjustment for deferred acquisition costs and retrocession, resulted in a decrease in consolidated income before income taxes of approximately $255.1 million and $273.7 million in the third quarter and first nine months of 2015, respectively, as compared to the same periods in 2014. This fluctuation does not affect current cash flows, crediting rates or spread performance on the underlying treaties. Therefore, management believes it is helpful to distinguish between the effects of changes in these embedded derivatives, net of related hedging activity, and the primary factors that drive profitability of the underlying treaties, namely investment income, fee income, and interest credited. The individual effect on income before income taxes for these three types of embedded derivatives is as follows:

•
The change in the value of embedded derivatives related to reinsurance treaties written on a modco or funds withheld basis are subject to the general accounting principles for derivatives and hedging related to embedded derivatives. The unrealized gains and losses associated with these embedded derivatives, after adjustment for deferred acquisition costs, reduced income before income taxes by $38.7 million and $104.2 million in the third quarter and first nine months of 2015, respectively, as compared to the same periods in 2014.

•
Changes in risk-free rates used in the fair value estimates of embedded derivatives associated with EIAs affect the amount of unrealized gains and losses the Company recognizes. The unrealized gains and losses associated with EIAs, after adjustment for deferred acquisition costs and retrocession, increased income before income taxes by $4.3 million and $4.6 million in the third quarter and first nine months of 2015, respectively, as compared to the same periods in 2014.

•
The change in the Company’s liability for variable annuities associated with guaranteed minimum living benefits affects the amount of unrealized gains and losses the Company recognizes. The unrealized gains and losses associated with guaranteed minimum living benefits, after adjustment for deferred acquisition costs, decreased income before income taxes by $220.7 million and $174.1 million in the third quarter and first nine months of 2015, respectively, as compared to the same periods in 2014.

Consolidated net premiums decreased $78.9 million, or 3.6%, and $209.8 million, or 3.3%, for the three and nine months ended September 30, 2015, as compared to the same periods in 2014, due primarily to a large retrocession transaction completed during the fourth quarter of 2014 and adverse foreign currency fluctuations. The retrocession transaction reduced the U.S. and Latin America Traditional segment premiums by approximately $113.6 million and $339.4 million for the third quarter and first nine months of 2015, respectively. Foreign currency fluctuations unfavorably affected net premiums by approximately $146.7 million and $365.6 million for the third quarter and first nine of 2015, as compared to the same periods in 2014. Partially offsetting these decreases were additional premiums from new business from both new and existing treaties. Consolidated assumed life insurance in force decreased to $2,849.4 billion as of September 30, 2015 from $2,923.5 billion as of September 30, 2014 primarily due to adverse foreign currency fluctuations, which contributed $190.6 billion to the decrease in assumed life insurance in force from September 30, 2014. The Company added new business production, measured by face amount of insurance in force, of $84.6 billion and $71.9 billion during the third quarter of 2015 and 2014, respectively, and $262.1 billion and $289.1 billion during the first nine months of 2015 and 2014, respectively. Management believes industry consolidation, regulatory changes and the established practice of reinsuring mortality and morbidity risks should continue to provide opportunities for growth, albeit at rates less than historically experienced in some markets.
Consolidated investment income, net of related expenses, decreased $57.5 million, or 12.9%, and increased $4.9 million, or 0.4%, for the three and nine months ended September 30, 2015, as compared to the same periods in 2014. The decrease in market value changes related to the Company’s funds withheld at interest investment associated with the reinsurance of certain EIAs decreased investment income by $76.4 million and $101.5 million in the third quarter and first nine months of 2015, respectively, as compared to the same periods in 2014. The effect on investment income of the EIA's market value changes is substantially offset by a corresponding change in interest credited to policyholder account balances resulting in an insignificant effect on net income. Offsetting this decrease was the effect of a larger average invested asset base, excluding spread related business. Average invested assets at amortized cost, excluding spread related business, for the nine months ended September 30, 2015 totaled $20.8 billion, a 4.7% increase over September 30, 2014. The average yield earned on investments, excluding spread related business, was 4.66% and 4.80% for the third quarter of 2015 and 2014, respectively, and 4.77% and 4.78% for the nine months ended September 30, 2015 and 2014, respectively. The average yield will vary from quarter to quarter and year to year depending on a number of variables, including the prevailing interest rate and credit spread environment, changes in the mix of the underlying investments and cash balances, and the timing of dividends and distributions on certain investments. A continued low interest rate environment in the U.S. and Canada is expected to put downward pressure on this yield in future reporting periods. A portion of investment income is allocated to the operating segments based upon average assets and related capital levels deemed appropriate to support the segment operations.
Total investment related gains (losses), net decreased by $133.7 million, or 598.9%, and $345.4 million, or 153.2%, for the three and nine months ended September 30, 2015, as compared to the same periods in 2014. The decreases are primarily due to an unfavorable change in the embedded derivatives related to reinsurance treaties written on a modco or funds withheld basis of $103.0 million and $284.5 million, in the third quarter and first nine months of 2015, respectively, primarily due to the impact of higher credit spreads on the calculation of fair value. Investment impairments on fixed maturity and equity securities increased by $22.9 million and $28.4 million in the third quarter and first nine months of 2015, respectively. See Note 4 - “Investments” and Note 5 - “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for additional information on the impairment losses and derivatives.

The effective tax rate on a consolidated basis was 40.4% and 31.8% for the third quarter of 2015 and 2014, respectively, and 37.0% and 32.6% for the first nine months of 2015 and 2014, respectively. The third quarter and first nine months of 2015 effective tax rates were higher than the U.S. Statutory rate of 35.0% primarily as a result of a tax accrual related to the AFE business extender provision that the U.S. Congress did not pass prior to the end of the quarter and a loss in Australia, which has a lower tax rate than the U.S. The high rate was partially offset with tax benefits associated with claims experience on certain treaties and income in other jurisdictions with rates lower than the U.S. The third quarter and first nine months of 2014 effective tax rates were lower than the U.S. Statutory rate of 35.0% primarily as a result of income in non-U.S. jurisdictions with lower tax rates than the U.S., the release of a valuation allowance in the first quarter on tax benefits associated with claims experience on certain treaties, and an adjustment to reconcile the 2013 federal income tax provision to the 2013 federal income tax return which was filed in the third quarter of 2014. These adjustments were partially offset by a tax accrual related to the AFE business extender provision that the U.S. Congress did not pass prior to the end of the quarter.

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

For the three months ended September 30, 2015:		Non-Traditional
(dollars in thousands)		Asset-Intensive	Financial Reinsurance	Total U.S. and Latin America
	Traditional
Revenues:
Net premiums	$1,150,936	$5,177	$—	$1,156,113
Investment income, net of related expenses	154,210	104,055	1,438	259,703
Investment related gains (losses), net	926	(68,990)	—	(68,064)
Other revenues	6,566	28,973	16,446	51,985
Total revenues	1,312,638	69,215	17,884	1,399,737
Benefits and expenses:
Claims and other policy benefits	1,049,973	16,832	—	1,066,805
Interest credited	20,999	18,535	—	39,534
Policy acquisition costs and other insurance expenses	158,452	4,773	2,535	165,760
Other operating expenses	27,562	4,893	3,276	35,731
Total benefits and expenses	1,256,986	45,033	5,811	1,307,830
Income before income taxes	$55,652	$24,182	$12,073	$91,907

For the three months ended September 30, 2014:		Non-Traditional
(dollars in thousands)		Asset-Intensive	Financial Reinsurance	Total U.S. and Latin America
	Traditional
Revenues:
Net premiums	$1,171,916	$5,168	$—	$1,177,084
Investment income, net of related expenses	139,272	175,522	1,003	315,797
Investment related gains (losses), net	(1,092)	27,010	(100)	25,818
Other revenues	783	28,944	23,581	53,308
Total revenues	1,310,879	236,644	24,484	1,572,007
Benefits and expenses:
Claims and other policy benefits	1,030,525	5,586	—	1,036,111
Interest credited	12,993	104,570	—	117,563
Policy acquisition costs and other insurance expenses	161,120	58,481	8,458	228,059
Other operating expenses	28,408	4,211	2,322	34,941
Total benefits and expenses	1,233,046	172,848	10,780	1,416,674
Income before income taxes	$77,833	$63,796	$13,704	$155,333

For the nine months ended September 30, 2015:		Non-Traditional
(dollars in thousands)		Asset-Intensive	Financial Reinsurance	Total U.S. and Latin America
	Traditional
Revenues:
Net premiums	$3,435,961	$16,159	$—	$3,452,120
Investment income, net of related expenses	460,605	407,256	3,777	871,638
Investment related gains (losses), net	1,813	(87,264)	—	(85,451)
Other revenues	11,797	82,151	49,468	143,416
Total revenues	3,910,176	418,302	53,245	4,381,723
Benefits and expenses:
Claims and other policy benefits	3,130,770	43,541	—	3,174,311
Interest credited	55,818	172,562	—	228,380
Policy acquisition costs and other insurance expenses	486,054	65,803	7,473	559,330
Other operating expenses	81,246	14,324	6,691	102,261
Total benefits and expenses	3,753,888	296,230	14,164	4,064,282
Income before income taxes	$156,288	$122,072	$39,081	$317,441

For the nine months ended September 30, 2014:		Non-Traditional
(dollars in thousands)		Asset-Intensive	Financial Reinsurance	Total U.S. and Latin America
	Traditional
Revenues:
Net premiums	$3,503,643	$15,332	$—	$3,518,975
Investment income, net of related expenses	410,052	483,083	3,336	896,471
Investment related gains (losses), net	6,711	190,343	51	197,105
Other revenues	2,192	86,596	64,456	153,244
Total revenues	3,922,598	775,354	67,843	4,765,795
Benefits and expenses:
Claims and other policy benefits	3,109,262	14,559	—	3,123,821
Interest credited	38,083	296,607	—	334,690
Policy acquisition costs and other insurance expenses	473,390	235,862	21,144	730,396
Other operating expenses	79,070	12,118	6,809	97,997
Total benefits and expenses	3,699,805	559,146	27,953	4,286,904
Income before income taxes	$222,793	$216,208	$39,890	$478,891
Income before income taxes decreased by $63.4 million, or 40.8%, and $161.5 million, or 33.7%, for the three and nine months ended September 30, 2015, as compared to the same periods in 2014. These decreases in income before income taxes were primarily due to changes in the value of the embedded derivatives associated with reinsurance treaties structured on a modco or funds withheld basis combined with unfavorable claims experience in the U.S. Traditional segment.
Traditional Reinsurance
The U.S. and Latin America Traditional segment provides life and health reinsurance to clients for a variety of products through yearly renewable term, coinsurance and modified coinsurance agreements. These reinsurance arrangements may involve either facultative or automatic agreements.
Income before income taxes for the U.S. and Latin America Traditional segment decreased by $22.2 million, or 28.5%, and $66.5 million, or 29.9%, for the three and nine months ended September 30, 2015, as compared to the same periods in 2014. These decreases reflect deterioration in claims experience primarily due to elevated claims in both the individual life and group lines of business. The first nine months of 2015 reflects an increase in the average size and number of claims, mostly in older issue-age policies. The group line of business experienced an increase in both new and reopened disability claims. The poor claims experience was somewhat offset by additional investment income primarily due to an increase in the overall asset base as well as pre-payments in the Traditional investment portfolios.
Net premiums decreased $21.0 million, or 1.8%, and $67.7 million, or 1.9%, for the three and nine months ended September 30, 2015, as compared to the same period in 2014. The decreases in net premiums were primarily driven by the effects of a large retrocession transaction completed during the fourth quarter of 2014, which reduced U.S. Traditional premiums by approximately $113.6 million and $339.4 million for the three and nine months ended September 30, 2015. Offsetting the retrocession transaction were increased premiums driven by additional growth, including a large in force block transaction executed in late 2014, and increased group premiums due to a combination of sales, renewal rate increases, and increased shares in existing accounts. Further, the segment added new individual life business production, measured by face amount of insurance in force of $26.4 billion and $16.6 billion for the third quarter and $61.8 billion and $58.8 billion for the first nine months of 2015 and 2014, respectively.

Net investment income increased $14.9 million, or 10.7%, and $50.6 million, or 12.3%, for the three and nine months ended September 30, 2015, as compared to the same periods in 2014. The increases are due to an increase in the average invested asset base coupled with loan pre-payment penalties, specifically one related to a callable investment that was exercised in the second quarter of 2015. These increases were partially offset by lower yield rates. Investment related gains (losses), net increased $2.0 million and decreased by $4.9 million for the three and nine months ended September 30, 2015, as compared to the same periods in 2014. A portion of investment income is allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support segment operations. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Claims and other policy benefits as a percentage of net premiums (“loss ratios”) were 91.2% and 87.9% for the third quarter and 91.1% and 88.7% for the nine months ended September 30, 2015 and 2014, respectively. The increase in the loss ratios for the three and nine months ended September 30, 2015, as compared to the same periods in 2014 were due primarily to an increase in the number of individual mortality claims, mostly in older issue-age policies, as well as an increase in group disabilities claims. Overall in 2015, the Company has seen an increase in the average size and number of claims, most notably for older issue-age policies within its individual mortality block of business. Lower profit margins may emerge for the foreseeable future while this cohort of business fully runs its course. Although reasonably predictable over a period of years, claims can be volatile over short-term periods.
Interest credited expense increased $8.0 million, or 61.6%, and $17.7 million, or 46.6%, for the three and nine months ended September 30, 2015, as compared to the same periods in 2014. Interest credited in this segment relates to amounts credited on cash value products which also have a significant mortality component. The increases in both periods relate to the business acquired in the Aurora acquisition, see Note 14 - "Acquisition" in the Notes to Condensed Consolidated Financial Statements for additional details. Income before income taxes is affected by the spread between the investment income and the interest credited on the underlying products.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 13.8% and 13.7% for the third quarter and 14.1% and 13.5% for the nine months ended September 30, 2015 and 2014, respectively. The increases were partially due to the aforementioned large retrocession transaction which decreased premiums with no corresponding effect on acquisition costs. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels within coinsurance-type arrangements. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary. Also, the mix of first year coinsurance business versus yearly renewable term business can cause the percentage to fluctuate from period to period.
Other operating expenses decreased $0.8 million, or 3.0%, and increased $2.2 million, or 2.8%, for the three and nine months ended September 30, 2015, as compared to the same periods in 2014. Other operating expenses, as a percentage of net premiums were 2.4% for both third quarter periods ended September 30, 2015 and 2014, respectively, and 2.4% and 2.3% for the nine month periods ended September 30, 2015 and 2014, respectively. The expense ratio tends to fluctuate only slightly from period to period due to the maturity and scale of this segment.
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

(dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues:
Total revenues	$69,215	$236,644	$418,302	$775,354
Less:
Embedded derivatives – modco/funds withheld treaties	(47,094)	56,489	(73,403)	214,954
Guaranteed minimum benefit riders and related free standing derivatives	(18,436)	(25,463)	(12,384)	(18,409)
Revenues before certain derivatives	134,745	205,618	504,089	578,809
Benefits and expenses:
Total benefits and expenses	45,033	172,848	296,230	559,146
Less:
Embedded derivatives – modco/funds withheld treaties	(28,042)	36,270	(43,459)	136,897
Guaranteed minimum benefit riders and related free standing derivatives	(4,886)	(6,938)	(2,695)	(4,170)
Equity-indexed annuities	(3,612)	736	(2,317)	2,237
Benefits and expenses before certain derivatives	81,573	142,780	344,701	424,182
Income before income taxes:
Income before income taxes	24,182	63,796	122,072	216,208
Less:
Embedded derivatives – modco/funds withheld treaties	(19,052)	20,219	(29,944)	78,057
Guaranteed minimum benefit riders and related free standing derivatives	(13,550)	(18,525)	(9,689)	(14,239)
Equity-indexed annuities	3,612	(736)	2,317	(2,237)
Income before income taxes and certain derivatives	$53,172	$62,838	$159,388	$154,627
Embedded Derivatives - Modco/Funds Withheld Treaties - Represents the change in the fair value of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis. The fair value changes of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in benefits and expenses. Changes in the fair value of the embedded derivative are driven by changes in investment credit spreads, including the CVA. Generally, an increase in investment credit spreads, ignoring changes in the Company’s own credit risk, will have a negative impact on the fair value of the embedded derivative (decrease in income). Changes in fair values of these embedded derivatives are net of an increase (decrease) in revenues of $0.4 million and $(0.5) million for the third quarter and $0.6 million and $(1.8) million for the nine months ended September 30, 2015 and 2014, respectively, associated with a CVA. A 10% increase in the CVA would have decreased revenues for the nine months ended September 30, 2015 by approximately $0.1 million. Conversely, a 10% decrease in the CVA would have increased revenues for the nine months ended September 30, 2015 by approximately $0.1 million.
The change in fair value of the embedded derivatives - modco/funds withheld treaties decreased income before income taxes by $19.1 million and $29.9 million for the three and nine months ended September 30, 2015, compared with an increase of $20.2 million and $78.1 million for the three and nine months ended September 30, 2014. The decrease in income for the three and nine months ended September 30, 2015 was primarily due to increasing risk-free rates and widening credit spreads. The increase in income for the three and nine months ended September 30, 2014 was primarily due to declining risk-free rates and tightening credit spreads.
Guaranteed Minimum Benefit Riders - Represents the impact related to guaranteed minimum benefits associated with the Company’s reinsurance of variable annuities. The fair value changes of the guaranteed minimum benefits along with the changes in fair value of the free standing derivatives (interest rate swaps, financial futures and equity options), purchased by the Company to substantially hedge the liability are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in benefits and expenses. Changes in fair values of these embedded derivatives are net of an increase in revenues of $2.1 million and $1.0 million for the third quarter and $1.3 million and $1.6 million for the nine months ended September 30, 2015 and 2014, associated with a CVA. A 10% increase in the CVA would have increased revenues for the nine months ended September 30, 2015 by approximately $0.7 million. Conversely, a 10% decrease in the CVA would have decreased revenues for the nine months ended September 30, 2015 by approximately $0.7 million.

The change in fair value of the guaranteed minimum benefits, after allowing for changes in the associated free standing derivatives, decreased income before income taxes by $13.6 million and $9.7 million for the three and nine months ended September 30, 2015, compared with a decrease of $18.5 million and $14.2 million for the three and nine months ended September 30, 2014. The decrease in income for the three and nine months ended September 30, 2015 was primarily the result of declining global financial markets and updating of fair value assumptions. The decrease in income for the three and nine months ended September 30, 2014 was the result of flat global financial markets and updating of fair value assumptions.
Equity-Indexed Annuities - Represents changes in the liability for equity-indexed annuities in excess of changes in account value, after adjustments for related deferred acquisition expenses. The change in fair value of embedded derivative liabilities associated with equity-indexed annuities increased income before income taxes by $3.6 million and $2.3 million for the three and nine months ended September 30, 2015, compared with a decrease of $0.7 million and $2.2 million for the three and nine months ended September 30, 2014.  The increase in income for the three and nine months ended September 30, 2015 was primarily due to declining equity markets which was partially offset by decreasing interest rates. The decreases in income for the three and nine months ended September 30, 2014 was primarily due to rising equity markets and declining interest rates.
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
Discussion and analysis before certain derivatives:
Income before income taxes and certain derivatives decreased by $9.7 million and increased by $4.8 million for the three and nine months ended September 30, 2015, as compared to the same periods in 2014. For both the three and nine months ended September 30, 2015 the Aurora acquisition contributed significantly to period over period income. For the nine month period, this income more than offset the impact of lower fees received from the prepayment of commercial mortgage loans, lower income associated with the reinsurance of variable annuities, and lower investment related gains (losses), net and the corresponding impact to deferred acquisition costs, associated with funds withheld portfolios. However, for the third quarter, income from Aurora only partially offset these changes. Funds withheld capital gains and losses are reported through investment income while coinsurance activity is reflected in investment related gains (losses), net.
Revenue before certain derivatives decreased by $70.9 million and $74.7 million for the three and nine months ended September 30, 2015, as compared to the same periods in 2014. The decreases in the three and nine month periods were primarily due to the decline in fair value of equity options associated with the reinsurance of certain EIAs which offset the increase investment income associated with the acquisition of Aurora in 2015. The effect on investment income related to equity options is substantially offset by a corresponding change in interest credited.
Benefits and expenses before certain derivatives decreased by $61.2 million and $79.5 million for the three and nine months ended September 30, 2015, as compared to the same periods in 2014. The decreases in the third quarter and first nine months were primarily due to lower interest credited associated with the reinsurance of EIAs and fixed annuities which offset the benefits associated with the acquisition of Aurora. The effect on interest credited related to equity options is substantially offset by a corresponding change in investment income.
The invested asset base supporting this segment increased to $13.1 billion as of September 30, 2015 from $10.9 billion as of September 30, 2014. The increase in the asset base was due primarily to the acquisition of Aurora in the second quarter of 2015. As of September 30, 2015, $4.1 billion of the invested assets were funds withheld at interest, of which greater than 90% is associated with one client.
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
Income before income taxes decreased $1.6 million, or 11.9%, and $0.8 million, or 2.0%, for the three and nine months ended September 30, 2015, as compared to the same periods in 2014. The decreases in 2015 were primarily due to the termination of certain agreements offsetting the growth in new transactions and organic growth on existing transactions.

At September 30, 2015 and 2014, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial structures was $6.5 billion and $6.1 billion, respectively. The increase was primarily due to a number of new transactions, as well as organic growth on existing transactions. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and therefore can fluctuate from period to period.
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

(dollars in thousands)	Three months ended September 30,
	2015			2014
Revenues:	Traditional	Non-Traditional	Total Canada	Traditional	Non-Traditional	Total Canada
Net premiums	$200,000	$9,275	$209,275	$239,645	$5,491	$245,136
Investment income, net of related expenses	44,492	230	44,722	49,647	600	50,247
Investment related gains (losses), net	(3,821)	—	(3,821)	(375)	3	(372)
Other revenues	767	1,535	2,302	761	1,568	2,329
Total revenues	241,438	11,040	252,478	289,678	7,662	297,340
Benefits and expenses:
Claims and other policy benefits	152,640	7,340	159,980	195,162	6,271	201,433
Interest credited	5	—	5	10	—	10
Policy acquisition costs and other insurance expenses	46,581	152	46,733	60,260	149	60,409
Other operating expenses	8,140	291	8,431	10,086	358	10,444
Total benefits and expenses	207,366	7,783	215,149	265,518	6,778	272,296
Income before income taxes	$34,072	$3,257	$37,329	$24,160	$884	$25,044

(dollars in thousands)	Nine months ended September 30,
	2015			2014
Revenues:	Traditional	Non-Traditional	Total Canada	Traditional	Non-Traditional	Total Canada
Net premiums	$637,510	$28,967	$666,477	$712,980	$16,577	$729,557
Investment income, net of related expenses	139,683	1,108	140,791	145,951	1,979	147,930
Investment related gains (losses), net	(2,530)	—	(2,530)	2,090	72	2,162
Other revenues	1,869	4,297	6,166	1,502	3,051	4,553
Total revenues	776,532	34,372	810,904	862,523	21,679	884,202
Benefits and expenses:
Claims and other policy benefits	521,916	22,543	544,459	583,817	15,665	599,482
Interest credited	14	—	14	19	—	19
Policy acquisition costs and other insurance expenses	149,503	407	149,910	173,900	450	174,350
Other operating expenses	25,564	940	26,504	29,185	1,038	30,223
Total benefits and expenses	696,997	23,890	720,887	786,921	17,153	804,074
Income before income taxes	$79,535	$10,482	$90,017	$75,602	$4,526	$80,128
Income before income taxes increased by $12.3 million, or 49.1%, and $9.9 million, or 12.3%, for the three and nine months ended September 30, 2015, as compared to the same periods in 2014. The increase in income in the third quarter and first nine months of 2015 is primarily due to favorable traditional individual life mortality experience, as compared to the same periods in 2014. In addition, fees associated with new non-traditional reinsurance transactions contributed to the increase in income in 2015. A weaker Canadian dollar resulted in a decrease in income before income taxes of $7.5 million and $14.0 million for the three and nine months ended September 30, 2015, as compared to the same periods in 2014.

Traditional Reinsurance
Income before income taxes for the Canada Traditional segment increased by $9.9 million, or 41.0%, and $3.9 million, or 5.2%, for the three and nine months ended September 30, 2015, as compared to the same periods in 2014. The increases in income before income taxes in 2015 are primarily due to favorable traditional individual life mortality experience, as compared to the same periods in 2014. Additionally, a weaker Canadian dollar resulted in a decrease in income before income taxes of $6.9 million and $12.7 million for the three and nine months ended September 30, 2015, as compared to the same periods in 2014.
Net premiums decreased $39.6 million, or 16.5%, and $75.5 million, or 10.6%, for the three and nine months ended September 30, 2015, as compared to the same periods in 2014. These decreases were primarily due to foreign currency exchange fluctuation in the Canadian dollar, which resulted in a decrease in net premiums of approximately $40.4 million and $95.3 million for the three and nine months ended September 30, 2015, as compared to the same periods in 2014. Premium levels can be significantly influenced by currency fluctuations, large transactions, mix of business and reporting practices of ceding companies and therefore may fluctuate from period to period.
Net investment income decreased $5.2 million, or 10.4%, and $6.3 million, or 4.3%, for the three and nine months ended September 30, 2015, as compared to the same periods in 2014. Foreign currency exchange fluctuation in the Canadian dollar resulted in a decrease in net investment income of approximately $9.0 million and $21.4 million for the three and nine months ended September 30, 2015, as compared to the same periods in 2014. This decrease was offset somewhat by growth in the invested asset base. A portion of investment income is allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Loss ratios for this segment were 76.3% and 81.4% for the three months ended September 30, 2015 and 2014, respectively, and 81.9% for each nine month period ended September 30, 2015 and 2014. The decrease in the loss ratio for the third quarter of 2015, as compared to the same period in 2014, is due to favorable traditional life mortality experience. Loss ratios for the traditional individual life mortality business were 86.8% and 97.9% for the third quarter and 95.3% and 98.4% for the first nine months ended September 30, 2015 and 2014, respectively. Excluding creditor business, claims as a percentage of net premiums for this segment were 66.8% and 79.5% for the third quarter and 75.0% and 77.6% for the nine months ended September 30, 2015 and 2014, respectively. Historically, the loss ratio increased primarily as the result of several large permanent level premium in force blocks assumed in 1997 and 1998. These blocks are mature blocks of long-term permanent level premium business in which mortality as a percentage of net premiums is expected to be higher than historical ratios. The nature of permanent level premium policies requires the Company to set up actuarial liabilities and invest the amounts received in excess of early-year claims costs to fund claims in later years when premiums, by design, continue to be level as compared to expected increasing mortality or claim costs. Excluding creditor business, claims and other policy benefits, as a percentage of net premiums and investment income were 67.8% and 77.2% for the third quarter and 74.3% and 77.3% for the nine months ended September 30, 2015 and 2014, respectively.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 23.3% and 25.1% for the third quarter and 23.5% and 24.4% for the nine months ended September 30, 2015 and 2014, respectively. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels and product mix. In addition, the amortization patterns of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary.

Other operating expenses decreased by $1.9 million, or 19.3%, and $3.6 million, or 12.4%, for the three and nine months ended September 30, 2015, as compared to the same periods in 2014. These decreases were primarily due to foreign currency exchange fluctuation in the Canadian dollar, which resulted in a decrease in operating expenses of approximately $1.7 million and $3.8 million for the three and nine months ended September 30, 2015, as compared to the same periods in 2014. Other operating expenses as a percentage of net premiums were 4.1% and 4.2% for the third quarter and 4.0% and 4.1% for the nine months ended September 30, 2015 and 2014, respectively.
Non-Traditional Reinsurance
Income before income taxes increased by $2.4 million, or 268.4%, and $6.0 million, or 131.6%, for the three and nine months ended September 30, 2015, as compared to the same periods in 2014. The increase in income in the first nine months was primarily due to fees associated with financial reinsurance and income from new non-traditional reinsurance transactions completed in 2015, partially offset by the effect of currency fluctuations. A weaker Canadian dollar resulted in a decrease in income before income taxes of $0.7 million and $1.3 million for the three and nine months ended September 30, 2015, as compared to the same period in 2014.

Net premiums increased $3.8 million, or 68.9%, and $12.4 million, or 74.7%, for the three and nine months ended September 30, 2015, as compared to the same periods in 2014. The increases were a result of new non-traditional reinsurance transactions completed in 2015. A weaker Canadian dollar resulted in a decrease in net premiums of approximately $1.9 million and $4.4 million for the three and nine months ended September 30, 2015, as compared to the same periods in 2014. Premium levels can be significantly influenced by currency fluctuations, large transactions, mix of business and reporting practices of ceding companies and therefore may fluctuate from period to period.
Net investment income decreased $0.4 million, or 61.7%, and $0.9 million, or 44.0%, for the three and nine months ended September 30, 2015, as compared to the same periods in 2014. A portion of investment income is allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Other revenues increased $1.2 million for the nine months ended September 30, 2015, as compared to the same period in 2014. The increase in other revenues for the first nine months is primarily due to fees associated with financial reinsurance.
Claims and other policy benefits increased $1.1 million, or 17.0%, and $6.9 million, or 43.9%, for the three and nine months ended September 30, 2015 as compared to the same periods in 2014. The increases were a result of new non-traditional reinsurance transactions completed in 2015. Although reasonably predictable over a period of years, claims can be volatile over shorter periods. Management views recent experience as normal short-term volatility that is inherent in the business.

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

(dollars in thousands)	Three months ended September 30,
	2015			2014
Revenues:	Traditional	Non-Traditional	Total EMEA	Traditional	Non-Traditional	Total EMEA
Net premiums	$276,111	$44,584	$320,695	$291,015	$55,442	$346,457
Investment income, net of related expenses	12,066	17,305	29,371	13,050	16,141	29,191
Investment related gains (losses), net	(6,878)	8	(6,870)	3,540	206	3,746
Other revenues	3,051	7,341	10,392	2,878	10,640	13,518
Total revenues	284,350	69,238	353,588	310,483	82,429	392,912
Benefits and expenses:
Claims and other policy benefits	232,473	37,923	270,396	244,010	53,982	297,992
Interest credited	(6,798)	—	(6,798)	2,959	—	2,959
Policy acquisition costs and other insurance expenses	17,680	(511)	17,169	17,205	(738)	16,467
Other operating expenses	25,085	2,592	27,677	25,028	5,290	30,318
Total benefits and expenses	268,440	40,004	308,444	289,202	58,534	347,736
Income before income taxes	$15,910	$29,234	$45,144	$21,281	$23,895	$45,176

(dollars in thousands)	Nine months ended September 30,
	2015			2014
Revenues:	Traditional	Non-Traditional	Total EMEA	Traditional	Non-Traditional	Total EMEA
Net premiums	$821,602	$124,678	$946,280	$869,216	$158,868	$1,028,084
Investment income, net of related expenses	37,247	49,964	87,211	36,987	26,244	63,231
Investment related gains (losses), net	870	909	1,779	16,184	13,208	29,392
Other revenues	4,055	24,371	28,426	2,946	26,434	29,380
Total revenues	863,774	199,922	1,063,696	925,333	224,754	1,150,087
Benefits and expenses:
Claims and other policy benefits	708,722	109,853	818,575	749,801	138,078	887,879
Interest credited	1,503	—	1,503	11,495	—	11,495
Policy acquisition costs and other insurance expenses	43,871	(775)	43,096	42,934	(1,710)	41,224
Other operating expenses	74,127	10,544	84,671	74,027	13,759	87,786
Total benefits and expenses	828,223	119,622	947,845	878,257	150,127	1,028,384
Income before income taxes	$35,551	$80,300	$115,851	$47,076	$74,627	$121,703
Income before income taxes was essentially unchanged for the three months ended September 30, 2015 as compared to the same period in 2014. Income before income taxes decreased by $5.9 million, or 4.8%, for the nine months ended September 30, 2015, as compared to the same period in 2014. The decrease in income before income taxes for the first nine months was primarily due to unfavorable foreign currency exchange fluctuations partially offset by increased payout annuity reinsurance (longevity) business volumes. Foreign currency exchange fluctuations resulted in a decrease in income before income taxes totaling $3.6 million and $12.3 million for the three and nine months ended September 30, 2015, as compared to the same periods in 2014.
Traditional Reinsurance
Income before income taxes decreased by $5.4 million, or 25.2%, and $11.5 million, or 24.5%, for the three and nine months ended September 30, 2015, as compared to the same periods in 2014. The decreases in income before income taxes were primarily due to variability in claims experience as the third quarter of 2014 reflects favorable claims experience which has normalized in 2015. Foreign currency exchange fluctuations resulted in a decrease in income before income taxes totaling $0.8 million and $2.9 million for the three and nine months ended September 30, 2015, as compared to the same periods in 2014.
Net premiums decreased $14.9 million, or 5.1%, and $47.6 million, or 5.5%, for the three and nine months ended September 30, 2015, as compared to the same periods in 2014. Unfavorable foreign currency exchange fluctuations, particularly with the British pound and the Euro weakening against the U.S. dollar, decreased net premiums by approximately $29.9 million and $94.7 million for the three and nine months of 2015, as compared to the same periods in 2014. Partially offsetting this decrease were premiums from new business and growth in existing business.
A portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage, primarily in the UK. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Net premiums earned from this coverage totaled $58.1 million and $63.3 million for the third quarter and $174.6 million and $195.2 million for the first nine months of 2015 and 2014, respectively. Premium levels can be significantly influenced by currency fluctuations, large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.
Net investment income decreased $1.0 million, or 7.5%, and increased by $0.3 million, or 0.7%, for the three and nine months ended September 30, 2015, as compared to the same periods in 2014. The decrease for the third quarter was primarily due to foreign exchange fluctuations. The increase for the first nine months was primarily due to an increase in the invested asset base. Foreign currency exchange fluctuation resulted in a decrease in net investment income of approximately $1.6 million and $4.7 million for the three and nine months ended September 30, 2015, as compared to the same periods in 2014. The unfavorable change in investment related gains (losses), net in the third quarter and first nine months of 2015 is primarily due to a reduction in the income related to contractholders of unit-linked products. The effect on investment income and investment related gains (losses), net related to unit-linked products is substantially offset by a corresponding change in interest credited. A portion of investment income is allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.

Loss ratios for this segment were 84.2% and 83.8% for the third quarter and 86.3%, for both nine month periods ended September 30, 2015 and 2014, respectively. The increase in the loss ratio for the third quarter of 2015 reflects favorable individual life claims experience in the same period in 2014, primarily in the UK market. Although reasonably predictable over a period of years, claims can be volatile over shorter periods. Management views recent experience as normal short-term volatility that is inherent in the business.
Interest credited expense decreased by $9.8 million and $10.0 million for the three and nine months ended September 30, 2015, as compared to the same periods in 2014. Interest credited in this segment relates to amounts credited to the contractholders of unit-linked products. The effect on interest credited related to unit-linked products is substantially offset by a corresponding change in investment income and investment related gains (losses), net.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 6.4% and 5.9% for the third quarter and 5.3% and 4.9% for the nine months ended September 30, 2015 and 2014, respectively. These percentages fluctuate due to timing of client company reporting, variations in the mixture of business and the relative maturity of the business.
Other operating expenses increased $0.1 million, or 0.2%, and $0.1 million, or 0.1%,for the three and nine months ended September 30, 2015, as compared to the same periods in 2014. The decrease was primarily due to one-time costs recognized in the prior year related to longevity transactions and the effect on foreign currency fluctuations. Foreign currency exchange fluctuation resulted in a decrease in operating expenses of approximately $3.6 million and $11.3 million for the three and nine months ended September 30, 2015, as compared to the same periods in 2014. Other operating expenses as a percentage of net premiums totaled 9.1% and 8.6% for the third quarter and 9.0% and 8.5% for the nine months ended September 30, 2015 and 2014, respectively. Partially offsetting the decrease from currency exchange fluctuation were transaction related consulting costs and inflation.
Non-Traditional Reinsurance
Income before income taxes increased by $5.3 million, or 22.3%, and $5.7 million, or 7.6%, for the three and nine months ended September 30, 2015, as compared to the same periods in 2014. The increase in income before income taxes for the third quarter and first nine months was primarily related to payout annuity reinsurance (longevity) transactions executed after the third quarter of 2014 and favorable experience related to longevity business. Unfavorable foreign currency exchange fluctuations resulted in a decrease in income before income taxes totaling $2.9 million and $9.5 million for the three and nine months ended September 30, 2015, as compared to the same periods in 2014.
Net premiums decreased $10.9 million, or 19.6%, and $34.2 million, or 21.5%, for the three and nine months ended September 30, 2015, as compared to the same periods in 2014. Net premiums decreased due to a new retrocession contract, executed for risk management purposes, which cedes longevity risk to third parties. This reduction was partially offset by increased premiums associated with a payout annuity reinsurance (longevity) transaction executed in the second quarter of 2015. Unfavorable foreign currency exchange fluctuations decreased net premiums by approximately $3.4 million and $10.5 million for the three and nine months ended September 30, 2015, as compared to the same periods in 2014. Premium levels can be significantly influenced by currency fluctuations, large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.
Net investment income increased $1.2 million, or 7.2%, and $23.7 million, or 90.4%, for the three and nine months ended September 30, 2015, as compared to the same periods in 2014. This increase was primarily due to an increase in the invested asset base related to payout annuity reinsurance (longevity) transactions executed after the third quarter of 2014. A portion of investment income is allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Other revenues decreased by $3.3 million, or 31.0%, and $2.1 million, or 7.8%, for the three and nine months ended September 30, 2015, as compared to the same periods in 2014. The decrease in other revenues relates to unfavorable foreign currency exchange fluctuations. At September 30, 2015 and 2014, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures was $0.8 billion and $0.9 billion, respectively. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and, therefore, can fluctuate from period to period.
Claims and other policy benefits decreased $16.1 million, or 29.7%, and $28.2 million, or 20.4%, for the three and nine months ended September 30, 2015, as compared to the same periods in 2014. Claims and other policy benefits decreased due to the new retrocession contract which cedes a portion of longevity risk to third parties. This reduction was partially offset by increased benefits associated with payout annuity reinsurance (longevity) transactions executed after the third quarter of 2014. Although reasonably predictable over a period of years, claims can vary over shorter periods and will vary with large transactions. Management views recent experience as normal.

Other operating expenses decreased $2.7 million, or 51.0%, and $3.2 million, or 23.4%, for the three and nine months ended September 30, 2015, as compared to the same period in 2014. The decrease was primarily due to one-time costs recognized in the prior year related to longevity transactions and the effect of foreign currency fluctuations. Foreign currency exchange fluctuation resulted in a decrease in operating expenses of approximately $0.4 million and $1.5 million for the three and nine months ended September 30, 2015, as compared to the same periods in 2014.
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

(dollars in thousands)	Three months ended September 30,
	2015			2014
Revenues:	Traditional	Non-Traditional	Total Asia Pacific	Traditional	Non-Traditional	Total Asia Pacific
Net premiums	$400,322	$2,807	$403,129	$393,665	$5,757	$399,422
Investment income, net of related expenses	19,626	4,482	24,108	21,899	4,546	26,445
Investment related gains (losses), net	(1,706)	(175)	(1,881)	(323)	(6,062)	(6,385)
Other revenues	3,728	4,306	8,034	2,776	6,174	8,950
Total revenues	421,970	11,420	433,390	418,017	10,415	428,432
Benefits and expenses:
Claims and other policy benefits	333,739	903	334,642	309,648	9,859	319,507
Interest credited	—	1,023	1,023	—	221	221
Policy acquisition costs and other insurance expenses	41,982	292	42,274	51,249	603	51,852
Other operating expenses	34,973	3,790	38,763	32,818	3,621	36,439
Total benefits and expenses	410,694	6,008	416,702	393,715	14,304	408,019
Income (loss) before income taxes	$11,276	$5,412	$16,688	$24,302	$(3,889)	$20,413

(dollars in thousands)	Nine months ended September 30,
	2015			2014
Revenues:	Traditional	Non-Traditional	Total Asia Pacific	Traditional	Non-Traditional	Total Asia Pacific
Net premiums	$1,162,923	$13,987	$1,176,910	$1,150,258	$24,601	$1,174,859
Investment income, net of related expenses	60,273	12,019	72,292	63,704	13,708	77,412
Investment related gains (losses), net	(1,706)	(1,202)	(2,908)	1,747	667	2,414
Other revenues	5,669	13,262	18,931	54,735	17,212	71,947
Total revenues	1,227,159	38,066	1,265,225	1,270,444	56,188	1,326,632
Benefits and expenses:
Claims and other policy benefits	924,715	11,344	936,059	896,071	33,352	929,423
Interest credited	—	1,376	1,376	—	701	701
Policy acquisition costs and other insurance expenses	138,229	1,257	139,486	212,121	1,929	214,050
Other operating expenses	95,976	9,937	105,913	90,870	9,936	100,806
Total benefits and expenses	1,158,920	23,914	1,182,834	1,199,062	45,918	1,244,980
Income (loss) before income taxes	$68,239	$14,152	$82,391	$71,382	$10,270	$81,652
Income before income taxes decreased by $3.7 million, or 18.2%, and increased $0.7 million, or 0.9%, for the three and nine months ended September 30, 2015, as compared to the same periods in 2014. The decrease in the third quarter is primarily due to an increase in operating expenses, adverse foreign currency fluctuations and unfavorable claims experience, primarily in Australia. The increase in income before income taxes for the first nine months is primarily attributable to favorable results in most markets within the segment. Foreign currency exchange fluctuations resulted in a decrease to income before income taxes totaling approximately $1.7 million and $5.7 million for the three and nine months of 2015, as compared to the same periods in 2014.

Traditional Reinsurance
Income before income taxes decreased by $13.0 million, or 53.6%, and $3.1 million, or 4.4%, for the three and nine months ended September 30, 2015, as compared to the same periods in 2014. The decreases in income before income taxes in 2015 was primarily driven by higher claims in the current quarter, primarily in Australia, associated with disability coverages. Foreign currency exchange fluctuations resulted in an increase (decrease) to income before income taxes totaling approximately $0.1 million and $3.3 million for the three and nine months of 2015, as compared to the same periods in 2014.
Net premiums increased by $6.7 million, or 1.7%, and $12.7 million, or 1.1%, for the three and nine months ended September 30, 2015, as compared to the same periods in 2014. The increase for the three and nine month periods were driven by both new and existing business written throughout the segment. Foreign currency exchange fluctuations resulted in a decrease in net premiums of approximately $69.1 million and $155.1 million for the three and nine months of 2015, as compared to the same periods in 2014.
A portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Reinsurance of critical illness in the segment is offered primarily in South Korea, Australia and Hong Kong. Net premiums earned from this coverage totaled $86.3 million and $67.1 million for the third quarter and $231.3 million and $199.4 million for the first nine months ended September 30, 2015 and 2014, respectively. Premium levels can be significantly influenced by currency fluctuations, large transactions and reporting practices of ceding companies and can fluctuate from period to period.
Net investment income decreased $2.3 million, or 10.4%, and $3.4 million, or 5.4%, for the three and nine months ended September 30, 2015, as compared to the same periods in 2014. The decreases were primarily due to a decline in investment yield and an unfavorable change in foreign currency exchange fluctuations of $4.0 million and $9.2 million for the three and nine months ended September 30, 2015, as compared to the same periods in 2014. A portion of investment income is allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Other revenues increased by $1.0 million, or 34.3%, and decreased by $49.1 million, or 89.6%, for the three and nine months ended September 30, 2015, as compared to the same periods in 2014. The increase in other revenues for the third quarter was due to transaction currency gains recognized on certain transactions. The decrease in other revenues for the first nine months of 2015 is primarily due to a recapture fee associated with a large treaty in Australia recognized in 2014.
Loss ratios for this segment were 83.4% and 78.7% for the third quarter and 79.5% and 77.9% for the nine months ended September 30, 2015 and 2014, respectively. The increase in the loss ratios for 2015, compared to the same periods in 2014, was primarily due to unfavorable claims experience in Australia, primarily associated with disability coverages. Although reasonably predictable over a period of years, claims can be volatile over shorter periods. Management views recent experience as normal short-term volatility that is inherent in the business.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 10.5% and 13.0% for the third quarter and 11.9% and 18.4% for the nine months ended September 30, 2015 and 2014, respectively. The decrease in the ratios in 2015 was primarily attributable to the recognition of the DAC relating to the aforementioned individual lump sum treaty recapture in Australia in 2014. The ratio of policy acquisition costs and other insurance expenses as a percentage of net premiums should generally decline as the business matures; however, the percentage does fluctuate periodically due to timing of client company reporting and variations in the mixture of business.
Other operating expenses increased $2.2 million, or 6.6%, and $5.1 million, or 5.6%, for the three and nine months ended September 30, 2015, as compared to the same period in 2014. Other operating expenses as a percentage of net premiums totaled 8.7% and 8.3% for the third quarter and 8.3% and 7.9% for the nine months ended September 30, 2015 and 2014, respectively. The timing of premium flows and the level of costs associated with the entrance into and development of new markets within the segment may cause other operating expenses as a percentage of net premiums to fluctuate over periods of time.
Non-Traditional Reinsurance
Income before income taxes for the three months ended September 30, 2015 was $5.4 million compared to a loss of $3.9 million for the three months ended September 30, 2014. Income before income taxes increased by $3.9 million, or 37.8%, for the nine months ended September 30, 2015, as compared to the same period in 2014. These increases in income before income taxes are primarily attributable to favorable experience in the disability and life business within the segment and a decrease in the fair value of certain derivatives in 2014. Foreign currency exchange fluctuations resulted in a decrease to income before income taxes totaling approximately $1.6 million and $2.3 million for the three and nine months of 2015, as compared to the same periods in 2014.

Net premiums decreased $3.0 million, or 51.2%, and $10.6 million, or 43.1%, for the three and nine months ended September 30, 2015, as compared to the same periods in 2014. The decreases were primarily due to policy lapses on a closed block of business associated with a treaty in Japan. Foreign currency exchange fluctuations resulted in a decrease in net premiums of approximately $0.4 million and $2.2 million for the three and nine months of 2015, as compared to the same periods in 2014. Premium levels can be significantly influenced by currency fluctuations, large transactions and reporting practices of ceding companies and can fluctuate from period to period.
Net investment income decreased $0.1 million, or 1.4%, and $1.7 million, or 12.3%, for the three and nine months ended September 30, 2015, as compared to the same periods in 2014. Foreign currency exchange fluctuation resulted in a decrease in net investment income of approximately $1.1 million and $2.4 million for the three and nine months of 2015, as compared to the same periods in 2014. A portion of investment income is allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Other revenues decreased by $1.9 million, or 30.3%, and $4.0 million, or 22.9%, for the three and nine months ended September 30, 2015, as compared to the same periods in 2014. The decrease in other revenues for the three and nine months ended September 30, 2015 was primarily due to the recapture of certain non-traditional treaties in the current quarter. At September 30, 2015 and 2014, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures was $1.2 and $1.1 billion, respectively. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and, therefore, can fluctuate from period to period.
Claims and other policy benefits decreased by $9.0 million, or 90.8%, and $22.0 million, or 66.0%, for the three and nine months ended September 30, 2015, as compared to the same periods in 2014. This decrease is attributable to favorable experience on the disability and life business in the segment. Although reasonably predictable over a period of years, claims can be volatile over shorter periods. Management views recent experience as normal short-term volatility that is inherent in the business.
Other operating expenses increased $0.2 million, or 4.7%, for the three months ended September 30, 2015, as compared to the same period in 2014, respectively. Operating expenses were flat for the nine months ended September 30, 2015, as compared to the same period in 2014. The timing of premium flows and the level of costs associated with the entrance into and development of new markets within the segment may cause other operating expenses as a percentage of net premiums to fluctuate over periods of time.
Corporate and Other
Corporate and Other revenues primarily include investment income from unallocated invested assets and investment related gains and losses. Corporate and Other benefits and expenses consist of the offset to capital charges allocated to the operating segments within the policy acquisition costs and other insurance income line item, unallocated overhead and executive costs, interest expense related to debt, and the investment income and expense associated with the Company’s collateral finance and securitization transactions. Additionally, Corporate and Other includes results from, among others, RTP, a wholly-owned subsidiary that develops and markets technology solutions for the insurance industry.

(dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues:
Net premiums	$133	$186	$453	$607
Investment income, net of related expenses	31,693	25,426	95,095	77,044
Investment related gains (losses), net	(30,710)	(489)	(30,831)	(5,657)
Other revenues	(1,675)	774	3,322	8,071
Total revenues	(559)	25,897	68,039	80,065
Benefits and expenses:
Claims and other policy benefits	(4)	(6)	49	(6)
Interest credited	244	199	659	603
Policy acquisition costs and other insurance income	(22,234)	(20,376)	(64,665)	(59,362)
Other operating expenses	31,668	21,595	76,139	55,323
Interest expense	35,565	36,065	107,043	106,360
Collateral finance and securitization expense	5,133	2,571	16,462	7,731
Total benefits and expenses	50,372	40,048	135,687	110,649
Loss before income taxes	$(50,931)	$(14,151)	$(67,648)	$(30,584)

Loss before income taxes increased by $36.8 million, or 259.9%, and $37.1 million, or 121.2%, for the three and nine months ended September 30, 2015, as compared to the same periods in 2014. The increase in loss before income taxes in the third quarter is primarily due to a decrease of $26.5 million in total revenues, as well as an increase of $10.3 million in total benefits and expenses. The increase in loss before income taxes in the first nine months is primarily due to an increase of $25.0 million in total benefits and expenses, and a decrease of $12.0 million in total revenues.
Total revenues decreased by $26.5 million, or 102.2%, and $12.0 million, or 15.0%, for the three and nine months ended September 30, 2015, as compared to the same periods in 2014. The decrease for the third quarter is due to a decrease of $30.2 million in investment related gains (losses), net, primarily due to a $20.1 million increase in other-than-temporary impairments on fixed maturity securities, partially offset by an increase of $6.3 million in investment income, net of related expenses due to higher investment yields on unallocated invested assets and an increase in unallocated invested assets. The decrease for the first nine months is primarily due to a decrease of $25.2 million in investment related gains (losses), net, primarily due to a $24.9 million increase in other-than-temporary impairments on fixed maturity securities, partially offset by increase of $18.1 million in investment income, net of related expenses due to higher investment yields on unallocated invested assets.
Total benefits and expenses increased by $10.3 million, or 25.8%, and $25.0 million, or 22.6%, for the three and nine months ended September 30, 2015, as compared to the same periods in 2014. The increase in the third quarter is primarily due to a $10.1 million increase in other operating expenses mainly due to a decrease in the amount of executive costs allocated to the geographic segments. The increase in the first nine months is primarily due to an increase of $20.8 million in other operating expenses mainly due to a decrease in the amount of executive costs allocated to the geographic segments and a $8.7 million increase in collateral finance and securitization expense due to the issuance of $300.0 million of securitization notes in the fourth quarter of 2014, offset by a decrease of $5.3 million in policy acquisition costs and other insurance income related to a decrease in policy acquisition costs.
Liquidity and Capital Resources
Current Market Environment
The current interest rate environment in select markets, primarily the U.S. and Canada, continues to negatively affect the Company's earnings. The Company's average investment yield, excluding spread related business, continues to be below 5.00%. The average investment yield, excluding spread business, remained relatively constant, decreasing by 1 basis point for the nine months ended September 30, 2015 as compared to the same period in 2014. In addition, the Company’s insurance liabilities, in particular its annuity products, are sensitive to changing market factors. Gross unrealized gains on fixed maturity and equity securities available-for-sale were $2,012.7 million at September 30, 2015, reflecting a slight decrease from $2,150.8 million at June 30, 2015. Similarly, gross unrealized losses increased from $393.8 million at June 30, 2015 to $452.1 million September 30, 2015.
The Company continues to be in a position to hold any investment security showing an unrealized loss until recovery, provided it remains comfortable with the credit of the issuer. As indicated above, gross unrealized gains on investment securities of $2,012.7 million remain well in excess of gross unrealized losses of $452.1 million as of September 30, 2015. Historically low interest rates continued to put pressure on the Company’s investment yield. The Company does not rely on short-term funding or commercial paper and to date it has experienced no liquidity pressure, nor does it anticipate such pressure in the foreseeable future.
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

The Holding Company
RGA is an insurance holding company whose primary uses of liquidity include, but are not limited to, the immediate capital needs of its operating companies, dividends paid to its shareholders, repurchase of common stock and interest payments on its indebtedness. RGA recognized interest expense of $132.2 million and $134.2 million for the nine months ended September 30, 2015 and 2014, respectively. RGA made capital contributions to subsidiaries of $2.5 million and $115.4 million for the nine months ended September 30, 2015 and 2014, respectively. Dividends to shareholders were $69.1 million and $64.6 million for the nine months ended September 30, 2015 and 2014, respectively. The primary sources of RGA’s liquidity include proceeds from its capital raising efforts, interest income on undeployed corporate investments, interest income received on surplus notes issued by its subsidiaries and dividends from subsidiaries. RGA recognized interest and dividend income of $84.6 million and $74.4 million for the nine months ended September 30, 2015 and 2014, respectively. To the extent the Company continues expanding operations, RGA will continue to be dependent upon these sources of liquidity. As of September 30, 2015 and December 31, 2014, RGA held $592.3 million and $623.4 million, respectively, of cash and cash equivalents, short-term and other investments and fixed maturity investments.
RGA, through wholly-owned subsidiaries, has committed to provide statutory reserve support to third-parties, in exchange for a fee, by funding loans if certain defined events occur. Such statutory reserves are required under the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX for term life insurance policies and Regulation A-XXX for universal life secondary guarantees). The third-parties have recourse to RGA should the subsidiary fail to provide the required funding, however, as of September 30, 2015, the Company does not believe that it will be required to provide any funding under these commitments as the occurrence of the defined events is considered remote. See Note 8 - "Commitments, Contingencies and Guarantees" in the Notes to Condensed Consolidated Financial Statements for a table that presents these commitments by period and maximum obligation.
RGA has established an intercompany revolving credit facility where certain subsidiaries can lend to or borrow from each other and from RGA in order to manage capital and liquidity more efficiently. The intercompany revolving credit facility, which is a series of demand loans among RGA and its affiliates, comports with applicable insurance laws. This facility reduces overall borrowing costs by allowing RGA and its operating companies to access internal cash resources instead of incurring third-party transaction costs. The statutory borrowing and lending limit for RGA’s Missouri-domiciled insurance subsidiaries is currently 3% of the insurance company’s admitted assets as of its most recent year-end. There was $45.0 million and $35.0 million outstanding under the intercompany revolving credit facility as of September 30, 2015 and December 31, 2014, respectively. In addition to loans associated with the intercompany revolving credit facility, RGA and its subsidiary, RGA Capital LLC, provided loans to RGA Australian Holdings Pty Limited, another RGA subsidiary, with a total outstanding balance of $42.1 million and $49.1 million as of September 30, 2015 and December 31, 2014, respectively.
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
RGA endeavors to maintain a capital structure that provides financial and operational flexibility to its subsidiaries, credit ratings that support its competitive position in the financial services marketplace, and shareholder returns. As part of the Company’s capital deployment strategy, is has in recent years repurchased shares of RGA common stock and paid dividends to RGA shareholders, as authorized by the board of directors. RGA’s current share repurchase program, which was approved by the board of directors in January 2015 and amended in July 2015, authorizes the repurchase of up to $450.0 million of common stock. The pace of repurchase activity depends on various factors such as the level of available cash, an evaluation of the costs and benefits associated with alternative uses of excess capital, such as acquisitions and in force reinsurance transactions, and RGA’s stock price.

Details underlying dividend and share repurchase program activity were as follows (in thousands, except share data):

	Nine months ended September 30,
	2015	2014	Change
Dividends to shareholders	$69,111	$64,587	7.0%
Repurchases of treasury stock	324,306	197,665	64.1
Total amount paid to shareholders	$393,417	$262,252	50.0

Number of shares repurchased	3,573,797	2,530,608
Average price per share	$90.75	$78.11
In October 2015, RGA’s board of directors declared a quarterly dividend of $0.37 per share. All future payments of dividends are at the discretion of RGA’s board of directors and will depend on the Company’s earnings, capital requirements, insurance regulatory conditions, operating conditions, and other such factors as the board of directors may deem relevant. The amount of dividends that RGA can pay will depend in part on the operations of its reinsurance subsidiaries. See Note 13 - "Stock Transactions" in the Notes to Condensed Consolidated Financial Statements for information on the Company's share repurchase program.
Debt
Certain of the Company’s debt agreements contain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of consolidated net worth, maximum ratios of debt to capitalization and change of control provisions. The Company is required to maintain a minimum consolidated net worth, as defined in the debt agreements, of $2.8 billion, calculated as of the last day of each fiscal quarter. Also, consolidated indebtedness, calculated as of the last day of each fiscal quarter, cannot exceed 35% of the sum of the Company’s consolidated indebtedness plus adjusted consolidated stockholders' equity. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the various agreements. Additionally, the Company’s debt agreements contain cross-default covenants, which would make outstanding borrowings immediately payable in the event of a material uncured covenant default under any of the agreements, including, but not limited to, non-payment of indebtedness when due for an amount in excess of $100.0 million, bankruptcy proceedings, or any other event which results in the acceleration of the maturity of indebtedness. As of September 30, 2015 and December 31, 2014, the Company had $2,313.1 million and $2,314.3 million, respectively, in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, available liquidity at the holding company, and the Company’s ability to raise additional funds. Scheduled repayments of debt over the next five years total $2.5 million in 2016, $302.6 million in 2017, $2.7 million in 2018, $402.8 million in 2019, $2.9 million in 2020 and $1,603.2 million thereafter.
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
The Company may borrow up to $850.0 million in cash and obtain letters of credit in multiple currencies on its revolving credit facility that expires in September 2019. As of September 30, 2015, the Company had no cash borrowings outstanding and $297.9 million in issued, but undrawn, letters of credit under this facility. As of both September 30, 2015 and December 31, 2014, the average interest rate on short-term and long-term debt outstanding was 5.69%.
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
Regulation XXX, implemented in the U.S. for various types of life insurance business beginning January 1, 2000, significantly increased the level of reserves that U.S. life insurance and life reinsurance companies must hold on their statutory financial statements for various types of life insurance business, primarily certain level premium term life products. The reserve levels required under Regulation XXX increase over time and are normally in excess of reserves required under GAAP. In situations where primary insurers have reinsured business to reinsurers that are unlicensed and unaccredited in the U.S., the reinsurer must provide collateral equal to its reinsurance reserves in order for the ceding company to receive statutory financial statement credit. In order to manage the effect of Regulation XXX on its statutory financial statements, RGA Reinsurance has retroceded a majority of Regulation XXX reserves to unaffiliated and affiliated reinsurers, both licensed and unlicensed.
RGA Reinsurance’s statutory capital may be significantly reduced if the unlicensed unaffiliated or affiliated reinsurer is unable to provide the required collateral to support RGA Reinsurance’s statutory reserve credits and RGA Reinsurance cannot find an alternative source for collateral.
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
Additional sources of liquidity to meet unexpected cash outflows in excess of operating cash inflows and current cash and equivalents on hand include selling short-term investments or fixed maturity securities and drawing funds under a revolving credit facility, under which the Company had availability of $552.1 million as of September 30, 2015. The Company also has $958.7 million of funds available through collateralized borrowings from the FHLB.
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

	For the nine months ended September 30,
	2015	2014
	(Dollars in thousands)
Sources:
Net cash provided by operating activities	$878,466	$1,238,176
Proceeds from issuance of collateral finance and securitization notes	160,060	—
Proceeds from long-term debt issuance	—	100,000
Excess tax benefits from share-based payment arrangement	2,884	—
Exercise of stock options, net	12,551	17,010
Change in cash collateral for derivative positions and other arrangements	60,202	83,283
Total sources	1,114,163	1,438,469

Uses:
Net cash used in investing activities	184,942	516,764
Dividends to stockholders	69,111	64,587
Repayment of collateral finance and securitization notes	19,732	—
Debt issuance costs	1,074	—
Principal payments of long-term debt	1,776	192
Purchases of treasury stock	333,432	201,032
Excess tax benefits from share-based payment arrangement	—	3,088
Cash used for changes in universal life and other
investment type policies and contracts	352,365	441,181
Effect of exchange rate changes on cash	49,708	16,527
Total uses	1,012,140	1,243,371
Net change in cash and cash equivalents	$102,023	$195,098
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
Contractual Obligations
The Company’s obligation for payables for collateral received under derivative transactions increased by $88.1 million since December 31, 2014 due to an increase in cash received as collateral on derivative positions. There were no other material changes in the Company’s contractual obligations from those previously reported.
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
The Company’s liquidity position (cash and cash equivalents and short-term investments) was $1,805.9 million and $1,743.4 million at September 30, 2015 and December 31, 2014, respectively. Cash and cash equivalents includes cash collateral received from derivative counterparties of $260.1 million and $178.1 million as of September 30, 2015 and December 31, 2014, respectively. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in other liabilities in the Company’s condensed consolidated balance sheets. Liquidity needs are determined from valuation analyses conducted by operational units and are driven by product portfolios. Periodic evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.
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
RGA Reinsurance is a member of the FHLB and holds $34.5 million of FHLB common stock, which is included in other invested assets on the Company's condensed consolidated balance sheets. Membership provides RGA Reinsurance access to borrowing arrangements (“advances”) and funding agreements, discussed below, with the FHLB. RGA Reinsurance did not have any advances from the FHLB at September 30, 2015 and December 31, 2014. RGA Reinsurance’s average outstanding balance of advances was $6.1 million and $10.7 million during the third quarter and first nine months of 2015, respectively, and was $65.5 million and $61.4 million during the third quarter and first nine months of 2014, respectively. Interest on advances is reflected in interest expense on the Company's condensed consolidated statements of income.
In addition, RGA Reinsurance has also entered into funding agreements with the FHLB under guaranteed investment contracts whereby RGA Reinsurance has issued the funding agreements in exchange for cash and for which the FHLB has been granted a blanket lien on RGA Reinsurance's commercial and residential mortgage-backed securities and commercial mortgage loans used to collateralize RGA Reinsurance's obligations under the funding agreements. RGA Reinsurance maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreements represented by this blanket lien provide that upon any event of default by RGA Reinsurance, the FHLB's recovery is limited to the amount of RGA Reinsurance's liability under the outstanding funding agreements. The amount of the RGA Reinsurance's liability for the funding agreements with the FHLB under guaranteed investment contracts was $613.1 million and $636.1 million at September 30, 2015 and December 31, 2014, respectively, which is included in interest sensitive contract liabilities on the Company's condensed consolidated balance sheets. The advances on these agreements are collateralized primarily by commercial and residential mortgage-backed securities and commercial mortgage loans. The amount of collateral exceeds the liability and is dependent on the type of assets collateralizing the guaranteed investment contracts.

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
Portfolio Composition
The Company had total cash and invested assets of $40.7 billion and $38.3 billion at September 30, 2015 and December 31, 2014, respectively, as illustrated below (dollars in thousands):

	September 30, 2015	% of Total	December 31, 2014	% of Total
Fixed maturity securities, available-for-sale	$27,411,788	67.4%	$25,480,972	66.5%
Mortgage loans on real estate	3,170,002	7.8	2,712,238	7.1
Policy loans	1,444,009	3.5	1,284,284	3.3
Funds withheld at interest	5,675,174	13.9	5,922,561	15.4
Short-term investments	58,200	0.1	97,694	0.3
Other invested assets	1,187,504	2.9	1,198,319	3.1
Cash and cash equivalents	1,747,692	4.4	1,645,669	4.3
Total cash and invested assets	$40,694,369	100.0%	$38,341,737	100.0%
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

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	Increase/ (Decrease)	2015	2014	Increase/ (Decrease)
Average invested assets at amortized cost	$20,988,046	$20,424,141	2.8%	$20,783,655	$19,854,771	4.7%
Net investment income	240,168	240,877	(0.3)	739,538	707,125	4.6
Investment yield (ratio of net investment income to average invested assets)	4.66%	4.80%	(14) bps	4.77%	4.78%	(1) bps

Investment yield decreased for the three and nine months ended September 30, 2015 in comparison to the same periods in the prior year due to the low interest rate environment. The investment yield decrease for the nine months ended September 30, 2015 was partially offset by higher income from prepayments.
Fixed Maturity and Equity Securities Available-for-Sale
See “Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables that provide the amortized cost, unrealized gains and losses, estimated fair value of fixed maturity and equity securities, and the other-than-temporary impairments in AOCI by sector as of September 30, 2015 and December 31, 2014.

The Company’s fixed maturity securities are invested primarily in corporate bonds, mortgage- and asset-backed securities, and U.S. and foreign government securities. As of September 30, 2015 and December 31, 2014, approximately 93.8% and 94.6%, respectively, of the Company’s consolidated investment portfolio of fixed maturity securities were investment grade.
Important factors in the selection of investments include diversification, quality, yield, call protection and total rate of return potential. The relative importance of these factors is determined by market conditions and the underlying reinsurance liability and existing portfolio characteristics. The largest asset class in which fixed maturity securities were invested was corporate securities, which represented approximately 59.1% and 58.4% of total fixed maturity securities as of September 30, 2015 and December 31, 2014, respectively. See “Corporate Fixed Maturity Securities” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables showing the major industry types, which comprise the corporate fixed maturity holdings at September 30, 2015 and December 31, 2014.
As of September 30, 2015, the Company’s investments in Canadian and Canadian provincial government securities represented 12.9% of the fair value of total fixed maturity securities compared to 15.2% of the fair value of total fixed maturity securities at December 31, 2014. These assets are primarily high quality, long duration provincial strips, the valuation of which is closely linked to the interest rate curve. These assets are longer in duration and held primarily for asset/liability management to meet Canadian regulatory requirements. See “Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables showing the various sectors as of September 30, 2015 and December 31, 2014.
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
The quality of the Company’s available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity security portfolio, at September 30, 2015 and December 31, 2014 was as follows (dollars in thousands):

		September 30, 2015			December 31, 2014
NAIC Designation	Rating Agency Designation	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
1	AAA/AA/A	$16,479,884	$18,012,729	65.7%	$14,855,946	$16,866,777	66.1%
2	BBB	7,567,172	7,691,301	28.1	6,880,383	7,258,299	28.5
3	BB	1,061,245	1,015,762	3.7	750,152	760,531	3.0
4	B	414,775	389,089	1.4	387,456	372,375	1.5
5	CCC and lower	261,015	246,211	0.9	212,905	208,346	0.8
6	In or near default	60,704	56,696	0.2	18,755	14,644	0.1
	Total	$25,844,795	$27,411,788	100.0%	$23,105,597	$25,480,972	100.0%

The Company’s fixed maturity portfolio includes structured securities. The following table shows the types of structured securities the Company held at September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015		December 31, 2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Residential mortgage-backed securities:
Agency	$614,272	$657,066	$639,936	$677,352
Non-agency	619,886	626,394	351,931	360,544
Total residential mortgage-backed securities	1,234,158	1,283,460	991,867	1,037,896
Commercial mortgage-backed securities	1,441,845	1,491,951	1,453,657	1,532,591
Asset-backed securities	1,055,760	1,061,372	1,059,660	1,069,586
Total	$3,731,763	$3,836,783	$3,505,184	$3,640,073

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
As of September 30, 2015, approximately 99.3% of the commercial mortgage-backed securities were considered investment-grade utilizing the rating methodology described above.  The Company had no other-than-temporary impairments in its investments in commercial mortgage-backed securities for the three and nine months ended September 30, 2015 or 2014.
Asset-backed securities include credit card and automobile receivables, student loans, home equity loans and collateralized debt obligations (primarily collateralized loan obligations). The Company owns floating rate securities that represent approximately 12.5% and 13.5% of the total fixed maturity securities at September 30, 2015 and December 31, 2014, respectively. These investments have a higher degree of income variability than the other fixed income holdings in the portfolio due to the floating rate nature of the interest payments. The Company holds these investments to match specific floating rate liabilities primarily reflected in the condensed consolidated balance sheets as collateral finance notes, as well as to enhance asset management strategies. In addition to the risks associated with floating rate securities, principal risks in holding asset-backed securities are structural, credit and capital market risks. Structural risks include the securities’ cash flow priority in the capital structure and the inherent prepayment sensitivity of the underlying collateral. Credit risks include the adequacy and ability to realize proceeds from the collateral. Credit risks are mitigated by credit enhancements which include excess spread, over-collateralization and subordination. Capital market risks include general level of interest rates and the liquidity for these securities in the marketplace.
The Company monitors its fixed maturity and equity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, the length of time and the extent to which the market value has been below amortized cost, compliance with covenants, general market and industry sector conditions, current intent and ability to hold securities, and various other subjective factors. Based on management's judgment, securities determined to have an other-than-temporary impairment in value are written down to fair value. For the three and nine months ended September 30, 2015, other-than-temporary impairments on corporate and other fixed maturity securities related primarily to emerging market and high-yield debt exposures. See “Investments – Other-than-Temporary Impairment” in Note 2 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in the 2014 Annual Report for additional information. The table below summarizes other-than-temporary impairments and changes in the mortgage loan provision for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Corporate / Other fixed maturity securities	$23,111	$246	$29,775	$1,419
Other impairment losses and change in mortgage loan provision	636	2,041	4,661	5,686
Total	$23,747	$2,287	$34,436	$7,105

At September 30, 2015 and December 31, 2014, the Company had $452.1 million and $134.9 million, respectively, of gross unrealized losses related to its fixed maturity and equity securities. The distribution of the gross unrealized losses related to these securities is shown below.

	September 30, 2015	December 31, 2014
Sector:
Corporate securities	75.1%	68.3%
Canadian and Canada provincial governments	0.2	—
Residential mortgage-backed securities	1.4	4.9
Asset-backed securities	2.5	7.7
Commercial mortgage-backed securities	1.9	6.4
State and political subdivisions	1.7	2.6
U.S. government and agencies	9.1	0.4
Other foreign government, supranational and foreign government-sponsored enterprises	8.1	9.7
Total	100.0%	100.0%
Industry:
Finance	11.5%	17.4%
Asset-backed	2.5	7.7
Industrial	58.8	49.3
Mortgage-backed	3.3	11.3
Government	19.1	12.7
Utility	4.8	1.6
Total	100.0%	100.0%
See “Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the total gross unrealized losses for fixed maturity and equity securities at September 30, 2015 and December 31, 2014, respectively, where the estimated fair value had declined and remained below amortized cost by less than 20% or more than 20%.
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
See “Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables that present the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for fixed maturity and equity securities that have estimated fair values below amortized cost, by class and grade security, as well as the length of time the related market value has remained below amortized cost as of September 30, 2015 and December 31, 2014.
As of September 30, 2015 and December 31, 2014, the Company classified approximately 8.7% and 8.8%, respectively, of its fixed maturity securities in the Level 3 category (refer to Note 6 – “Fair Value of Assets and Liabilities” in the Notes to Condensed Consolidated Financial Statements for additional information). These securities primarily consist of private placement corporate securities, bank loans, below investment grade commercial and residential mortgage-backed securities, collateralized loan obligations and subprime asset-backed securities with inactive trading markets.
See “Securities Borrowing and Other” in Note 4 - “Investments” in the Notes to Condensed Consolidated Financial Statements for information related to the Company’s securities borrowing, repurchase and repurchase/reverse repurchase programs.
Mortgage Loans on Real Estate
Mortgage loans represented approximately 7.8% and 7.1% of the Company’s cash and invested assets as of September 30, 2015 and December 31, 2014, respectively. The Company’s mortgage loan portfolio consists of U.S. based investments primarily in commercial offices, light industrial properties and retail locations. The mortgage loan portfolio is diversified by geographic region and property type. Additional information on geographic concentration and property type can be found under "Mortgage Loans on Real Estate" in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements.

As of September 30, 2015 and December 31, 2014, the Company’s mortgage loans, gross of valuation allowances, were distributed throughout the United States as follows (dollars in thousands):

	September 30, 2015		December 31, 2014
	Recorded Investment	% of Total	Recorded Investment	% of Total
Pacific	$863,336	27.1%	$678,114	24.9%
South Atlantic	688,679	21.7	622,859	22.9
Mountain	533,841	16.8	480,075	17.7
Middle Atlantic	184,142	5.8	166,247	6.1
West North Central	278,944	8.8	185,061	6.8
East North Central	297,543	9.4	284,300	10.5
West South Central	222,021	7.0	178,478	6.6
East South Central	59,942	1.9	62,794	2.3
New England	47,206	1.5	60,781	2.2
Total	$3,175,654	100.0%	$2,718,709	100.0%
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
Policy Loans
Policy loans comprised approximately 3.5% and 3.3% of the Company’s cash and invested assets as of September 30, 2015 and December 31, 2014, respectively, the majority of which are associated with one client. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. Because policy loans represent premature distributions of policy liabilities, they have the effect of reducing future disintermediation risk. In addition, the Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.
Funds Withheld at Interest
Funds withheld at interest comprised approximately 13.9% and 15.4% of the Company’s cash and invested assets as of September 30, 2015 and December 31, 2014, respectively. For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company, and are reflected as funds withheld at interest on the Company’s consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances against amounts owed by the ceding company. Interest accrues to these assets at rates defined by the treaty terms. Additionally, under certain treaties the Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had an average rating of “A” at September 30, 2015 and December 31, 2014. Certain ceding companies maintain segregated portfolios for the benefit of the Company.
Other Invested Assets
Other invested assets include equity securities, limited partnership interests, joint ventures (other than operating joint ventures), structured loans, derivative contracts, FVO contractholder-directed unit-linked investments, FHLB common stock, real estate held-for-investment and equity release mortgages. Other invested assets represented approximately 2.9% and 3.1% of the Company’s cash and invested assets as of September 30, 2015 and December 31, 2014, respectively. See “Other Invested Assets” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the carrying value of the Company’s other invested assets by type as of September 30, 2015 and December 31, 2014.
The Company did not record any other-than-temporary impairments on equity securities in the first nine months of 2015 or 2014. The Company recorded $0.9 million and $5.4 million of other-than-temporary impairments on limited partnership interests in the third quarter and first nine months of 2015, respectively. The Company recorded $2.1 million and $6.3 million of other-than-temporary impairments on limited partnership interests in the third quarter and first nine months of 2014, respectively.
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
See Note 5 - “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the notional amounts and fair value of investment related derivative instruments held at September 30, 2015 and December 31, 2014.
The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value at the reporting date plus or minus any collateral posted or held by the Company. The Company had credit exposure related to its derivative contracts, excluding futures and mortality swaps, of $15.5 million and $7.7 million at September 30, 2015 and December 31, 2014, respectively.
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
Variable Annuities
The Company reinsures variable annuities including those with guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”) and guaranteed minimum withdrawal benefits (“GMWB”). Strong equity markets, increases in interest rates and decreases in equity market volatility will generally decrease the fair value of the liabilities underlying the benefits. Conversely, a decrease in the equity markets along with a decrease in interest rates and an increase in equity market volatility will generally result in an increase in the fair value of the liabilities underlying the benefits, which has the effect of increasing reserves and lowering earnings. The Company maintains a customized dynamic hedging program that is designed to substantially mitigate the risks associated with income volatility around the change in reserves on guaranteed benefits, ignoring the Company’s own credit risk assessment. However, the hedge positions may not fully offset the changes in the carrying value of the guarantees due to, among other things, time lags, high levels of volatility in the equity and derivative markets, extreme swings in interest rates, unexpected contract holder behavior, and divergence between the performance of the underlying funds and hedging indices. These factors, individually or collectively, may have a material adverse effect on the Company’s net income, financial condition or liquidity. The table below provides a summary of variable annuity account values and the fair value of the guaranteed benefits as of September 30, 2015 and December 31, 2014.

(dollars in millions)	September 30, 2015	December 31, 2014
No guarantee minimum benefits	$791	$881
GMDB only	63	75
GMIB only	5	5
GMAB only	33	44
GMWB only	1,426	1,636
GMDB / WB	361	427
Other	22	27
Total variable annuity account values	$2,701	$3,095
Fair value of liabilities associated with living benefit riders	$229	$159
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
Generally, RGA’s insurance subsidiaries retrocede amounts in excess of their retention to RGA Reinsurance, Parkway Re, RGA Barbados, RGA Americas, Rockwood Re, Manor Re, RGA Worldwide or RGA Atlantic. External retrocessions are arranged through the Company’s retrocession pools for amounts in excess of its retention. As of September 30, 2015, all retrocession pool members in this excess retention pool rated by the A.M. Best Company were rated “A-” or better. A rating of “A-” is the fourth highest rating out of fifteen possible ratings. For a majority of the retrocessionaires that were not rated, letters of credit or trust assets have been given as additional security. In addition, the Company performs annual financial and in force reviews of its retrocessionaires to evaluate financial stability and performance.
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
New Accounting Standards
See Note 16 — “New Accounting Standards” in the Notes to Condensed Consolidated Financial Statements.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in the Company’s quantitative or qualitative aspects of market risk during the quarter ended September 30, 2015 from that disclosed in the 2014 Annual Report. See “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk”, which is included herein, for additional information.
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
There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table summarizes RGA’s repurchase activity of its common stock during the quarter ended September 30, 2015:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program
July 1, 2015 - July 31, 2015	423	$96.55	—	$193,395,712
August 1, 2015 - August 31, 2015	452,996	$90.24	451,174	$155,694,322
September 1, 2015 - September 30, 2015	331,263	$90.56	331,263	$125,694,398

(1)
RGA repurchased 451,174 and 331,263 shares of common stock under its share repurchase program for $40.7 million and $30.0 million during August 2015 and September 2015, respectively. The Company net settled - issuing 3,595 and 3,476 shares from treasury and repurchasing from recipients 423 and 1,822 shares in July and August, respectively, in settlement of income tax withholding requirements incurred by the recipients of an equity incentive award.

On January 22, 2015, RGA’s board of directors authorized a share repurchase program, with no expiration date, for up to $300.0 million of the RGA’s outstanding common stock. In connection with this authorization, the board of directors terminated the stock repurchase authority granted in 2014. In July 2015, RGA’s board of directors authorized an additional increase of $150.0 million to the share repurchase program previously authorized in January 2015. With these authorizations, the total amount of the RGA’s outstanding common stock authorized for repurchase is $450.0 million.
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

Reinsurance Group of America, Incorporated
Date: November 4, 2015	By:	/s/ A. Greig Woodring
A. Greig Woodring
President & Chief Executive Officer
(Principal Executive Officer)
Date: November 4, 2015	By:	/s/ Jack B. Lay
Jack B. Lay
Senior Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K filed November 25, 2008.

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K filed July 18, 2014.

10.1	RGA Phantom Stock Plan for Directors, as amended and restated effective January 1, 2016.*

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Supplemental information containing the Company's traditional and non-traditional segment results for Canada, EMEA and Asia Pacific operations for 2014 and 2013.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
* Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15 of this Report.