Form 10-K
period 2015-12-31
REINSURANCE GROUP OF AMERICA INC
filed 2016-02-29
CIK 898174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2015

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number 1-11848
REINSURANCE GROUP OF AMERICA, INCORPORATED
(Exact name of registrant as specified in its charter)

Missouri	43-1627032
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16600 Swingley Ridge Road, Chesterfield, Missouri	63017
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (636) 736-7000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒       Accelerated filer ☐        Non-accelerated filer  ☐        Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company.  Yes ☐  No ☒
The aggregate market value of the stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2015, as reported on the New York Stock Exchange was approximately $6.3 billion.
As of January 31, 2016, 65,211,598 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Definitive Proxy Statement in connection with the 2015 Annual Meeting of Shareholders (“the Proxy Statement”) which will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended December 31, 2015, are incorporated by reference in Part III of this Form 10-K.

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
The Company has grown to become a leading global provider of traditional and non-traditional life and health reinsurance with operations in the United States, Latin America, Canada, Europe, Africa, Asia and Australia. Reinsurance is an arrangement under which an insurance company, the “reinsurer,” agrees to indemnify another insurance company, the “ceding company,” for all or a portion of the insurance and/or investment risks underwritten by the ceding company. Reinsurance is designed to (i) reduce the net amount at risk on individual risks, thereby enabling the ceding company to increase the volume of business it can underwrite, as well as increase the maximum risk it can underwrite on a single risk; (ii) stabilize operating results by leveling fluctuations in the ceding company’s loss experience; (iii) assist the ceding company in meeting applicable regulatory requirements; and (iv) enhance the ceding company’s financial strength and surplus position.
The Company has geographic-based and business-based operational segments: U.S. and Latin America; Canada; Europe, Middle East and Africa; Asia Pacific; and Corporate and Other. Geographic-based operations are further segmented into traditional and non-traditional businesses. The Company’s segments primarily write reinsurance business that is wholly or partially retained in one or more of RGA’s reinsurance subsidiaries. See “Segments” for more information concerning the Company’s operating segments.
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
The Company has entered into transactions on existing longevity business for clients in Europe and Canada. These have been arrangements with traditional insurance companies, as well as customized arrangements for banks dealing with pension schemes. In addition, the Company has acquired a closed block of longevity business in the U.S.
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
An ongoing partnership with clients is important with asset-intensive reinsurance because of the active management involved in this type of reinsurance. This active management includes investment decisions, investment and claims management, and the determination of non-guaranteed elements. Some examples of the reinsurance offered by asset-intensive reinsurance are: fixed deferred annuities, indexed annuities, unit-linked variable annuities, universal life corporate-owned life insurance and bank-owned life insurance, unit-linked variable life, immediate/payout annuities, whole life, disabled life reserves, and extended term insurance.
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
RGA is an insurance holding company, the principal assets of which consist of the common stock of Reinsurance Company of Missouri, Incorporated (“RCM”), RGA Americas Reinsurance Company, Ltd. (“RGA Americas”), RGA Reinsurance Company (Barbados) Ltd. (“RGA Barbados”), RGA International Reinsurance Company Limited (“RGA International”) and RGA Reinsurance Company of Australia Limited ("RGA Australia") as well as several other subsidiaries, all of which are wholly owned. Potential sources of funds for RGA to pay stockholder dividends and to fund debt service obligations are dividends and interest paid to RGA by its subsidiaries, securities maintained in its investment portfolio, and proceeds from securities offerings and borrowings. RCM’s primary sources of funds are dividend distributions paid by its subsidiary, RGA Reinsurance Company (“RGA Reinsurance”), whose principal source of funds is derived from current operations. RGA Americas’ primary sources of funds are dividend distributions paid by its subsidiaries, RGA Life Reinsurance Company of Canada (“RGA Canada”), RGA Atlantic Reinsurance Company Ltd. (“RGA Atlantic”) and RGA Reinsurance Company of South Africa, Limited ("RGA South Africa"), whose principal source of funds is derived from current operations. Dividends paid by RGA’s reinsurance subsidiaries are subject to regulatory restrictions of the respective governing bodies where each reinsurance subsidiary is domiciled.

Ratings
Insurer financial strength ratings, sometimes referred to as claims paying ratings, represent the opinions of rating agencies regarding the financial ability of an insurance company to meet its obligations under an insurance policy. The Company’s insurer financial strength ratings as of the date of this filing are listed in the table below for each rating agency that meets with the Company’s management on a regular basis. As of the date of this filing, all ratings listed below are on stable outlook.

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
Regulation
The following table provides the jurisdiction of the regulatory authority for RGA’s primary operating and captive subsidiaries:

Subsidiary	Regulatory Authority
RGA Reinsurance	Missouri
Parkway Reinsurance Company (“Parkway Re”)	Missouri
Rockwood Reinsurance Company ("Rockwood Re")	Missouri
Castlewood Reinsurance Company (“Castlewood Re”)	Missouri
Chesterfield Reinsurance Company (“Chesterfield Re”)	Missouri
RCM	Missouri
Timberlake Reinsurance Company II (“Timberlake Re”)	South Carolina
RGA Canada	Canada
RGA Barbados	Barbados
RGA Americas	Bermuda
Manor Reinsurance, Ltd. (“Manor Re”)	Barbados
RGA Atlantic	Barbados
RGA Worldwide Reinsurance Company, Ltd. (“RGA Worldwide”)	Barbados
RGA Global Reinsurance Company, Ltd. (“RGA Global”)	Bermuda
RGA Australia	Australia
RGA International	Ireland
RGA South Africa	South Africa
Aurora National Life Assurance Company ("Aurora National")	California
RGA Reinsurance, RGA Americas, Aurora National, RGA Global and RGA International are also subject to regulations in the other jurisdictions in which they are licensed or authorized to do business. Insurance laws and regulations, among other things, establish minimum capital requirements and limit the amount of dividends, distributions, and intercompany payments affiliates can make without regulatory approval. Additionally, insurance laws and regulations impose restrictions on the amounts and types of investments that insurance companies may hold. In addition, new standards to be imposed upon European insurers by Solvency II, revisions to the insurance laws of Bermuda similar to Solvency II, changes to regulations in Canada and revisions to the insurance holding company laws in the U.S. and other jurisdictions could, in the near future, affect RGA Americas, RGA International, RGA Global, RGA Canada, RGA Reinsurance and other subsidiaries, and the clients of each to varying degrees.
U.S. Regulation
Insurance Regulation
The insurance laws and regulations, as well as the level of supervisory authority that may be exercised by the various state insurance departments, vary by jurisdiction. These laws and regulations generally grant broad powers to supervisory agencies or regulators to examine and supervise insurance companies and insurance holding companies with respect to every significant aspect of the conduct of the insurance business. This includes the power to pre-approve the execution of approval or modification of contractual arrangements. These laws and regulations generally require insurance companies to meet certain solvency standards and asset tests, to maintain minimum standards of business conduct, and to file certain reports with regulatory authorities, including information concerning their capital structure, ownership, and financial condition; and subject insurers to potential assessments for amounts paid by guarantee funds. RGA Reinsurance, Chesterfield Re and RCM are subject to the state of Missouri’s adoption of the National Association of Insurance Commissioners (“NAIC”) Model Audit Rule which requires an insurer to have an annual audit by an independent certified public accountant, provide an annual management report of internal control over financial reporting, file the resulting reports with the Director of Insurance and maintain an audit committee. Aurora National is subject to similar regulation by the State of California. Moreover, Insurance Holding Company System Regulatory Acts in the United States permit the Missouri regulator to request and consider, in its regulation of the solvency of and capital standards for RGA Reinsurance, Chesterfield Re and RCM and the California regulator to request and consider, in its regulation of the solvency of and capital standards for Aurora National, information about the operations of other subsidiaries of RGA and the extent to which there may be deemed to exist contagion risk posed by those operations. In addition, RGA is subject of a supervisory college which involves regular meetings of the insurance regulators of the reinsurance entities of RGA. These regular meetings bring about additional questions and perhaps even limitations on some of the activities of the reinsurance company subsidiaries of RGA.
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

RGA Reinsurance, Chesterfield Re, Parkway Re, Rockwood Re, Castlewood Re and RCM prepare statutory financial statements in conformity with accounting practices prescribed or permitted by the State of Missouri. Timberlake Re prepares statutory financial statements in conformity with accounting practices prescribed or permitted by the State of South Carolina. Aurora National prepares its statutory financial statements in conformity with accounting practices prescribed or permitted by the State of California. Each of these states require domestic insurance companies to prepare their statutory financial statements in accordance with the NAIC Accounting Practices and Procedures manual subject to any deviations permitted by each state’s insurance commissioner. The Company’s non-U.S. subsidiaries are subject to the regulations and reporting requirements of their respective countries of domicile.
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
Affiliated captives are commonly used in the insurance industry to help manage statutory reserve and collateral requirements and are often domiciled in the same state as the insurance company that sponsors the captive. The NAIC has analyzed the insurance industry’s use of affiliated captive reinsurers to satisfy certain reserve requirements and has adopted measures to promote uniformity in both the approval and supervision of such reinsurers. New standards to address the use of captive reinurers have been introduced. There is a commitment to allowing current captives to continue in accordance with their currently approved plans. State insurance regulators that regulate the Company’s domestic insurance companies have placed restrictions on the use of newly established captive reinsurers which pose to make them less effective. Depending on how the new standards are ultimately applied and whether additional restrictions are introduced, the Company’s ability to reinsure certain products, maintain risk based capital ratios and deploy excess capital could be adversely affected. As a result, the Company may need to alter the type and volume of business it reinsures, increase prices on those products, raise additional capital to support higher regulatory reserves or implement higher cost strategies, all of which could adversely affect the Company’s competitive position and its results of operations.
More changes in the use and regulation of captives may also be adopted, but it is too early to predict the extent of any changes that may be made. Accordingly, the Company is reevaluating and anticipates adjusting its strategy of using captives to enhance its capital efficiency and competitive position while it monitors the regulations related to captives and any proposed changes in such regulations. The Company cannot estimate the impact of discontinuing or altering its captive strategy in response to potential regulatory changes due to many unknown variables, such as the cost and availability of alternative capital, potential changes in regulatory reserving requirements under a principle-based reserving approach, which would likely reduce required collateral, changes in acceptable collateral for statutory reserves, the introduction of the “certified reinsurer” laws and regulations in certain United States jurisdictions where the Company operates, the potential for increased pricing of products offered by the Company and the potential change in mix of products sold and/or offered by the Company and/or its clients.
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
Capital Requirements
Risk-Based Capital (“RBC”) guidelines promulgated by the NAIC are applicable to RGA Reinsurance, RCM, Aurora National and Chesterfield Re, and identify minimum capital requirements based upon business levels and asset mix. RGA Reinsurance, RCM, Aurora National and Chesterfield Re maintain capital levels in excess of the amounts required by the applicable guidelines. Timberlake Re, Parkway Re, Rockwood Re and Castlewood Re’s capital requirements are determined solely by their licensing orders issued by their states of domicile. Pursuant to its licensing order issued by the South Carolina Department of Insurance, Timberlake Re only calculates RBC as a means of demonstrating its ability to pay principal and interest on its surplus note issued to Timberlake Financial, L.L.C. ("Timberlake Financial"). It is not otherwise subject to the RBC guidelines. Similarly, Parkway Re, Rockwood Re and Castlewood Re are not subject to the requirements of the NAIC’s RBC guidelines. Regulations in international jurisdictions also require certain minimum capital levels, and subject the companies operating there to oversight by the applicable regulatory bodies. RGA’s subsidiaries meet the minimum capital requirements in their respective jurisdictions. The Company cannot predict the effect that any proposed or future legislation or rulemaking in the countries in which it operates may have on the financial condition or operations of the Company or its subsidiaries.
Insurance Holding Company Regulations
RGA Reinsurance, Chesterfield Re, Parkway Re, Rockwood Re, Castlewood Re and RCM are subject to regulation under the insurance and insurance holding company statutes of Missouri. Aurora National is subject to regulation under the insurance and insurance holding company statutes of California. These insurance holding company laws and regulations generally require insurance and reinsurance subsidiaries of insurance holding companies to register and file with the home state regulator, certain reports describing, among other information, their capital structure, ownership, financial condition, certain intercompany transactions, and general business operations. The insurance holding company statutes and regulations also require prior approval of, or in certain circumstances, prior notice to the home state regulator of certain material intercompany transfers of assets, as well as certain transactions between insurance companies, their parent companies and affiliates.
Under current Missouri and California insurance laws and regulations, unless (i) certain filings are made with the home state regulator, (ii) certain requirements are met, including a public hearing, and (iii) approval or exemption is granted by the home state regulator, no person may acquire any voting security or security convertible into a voting security of an insurance holding company, such as RGA, which controls a domestic insurance company, or merge with such an insurance holding company, if as a result of such transaction such person would “control” the insurance holding company. “Control” is presumed to exist under Missouri law if a person directly or indirectly owns or controls 10% or more of the voting securities of another person. Revisions to the insurance holding company standards of Missouri and California require greater disclosure to regulators of matters within the RGA group of companies.
Restrictions on Dividends and Distributions
Current Missouri law, applicable to RCM, and its subsidiaries, RGA Reinsurance and Chesterfield Re, permits the payment of dividends or distributions which, together with dividends or distributions paid during the preceding twelve months, do not exceed the greater of (i) 10% of statutory capital and surplus as of the preceding December 31, or (ii) statutory net gain from operations for the preceding calendar year. Any proposed dividend in excess of this amount is considered an “extraordinary dividend” and may not be paid until it has been approved, or a 30-day waiting period has passed during which it has not been disapproved, by the Director of the MDI. Additionally, dividends may be paid only to the extent the insurer has unassigned surplus (as opposed to contributed surplus). Pursuant to these regulatory restrictions, the allowable dividends without prior approval in 2016 for RGA Reinsurance are approximately $150.3 million. Any dividends paid by RGA Reinsurance would be paid to RCM, which in turn has the ability to pay dividends to RGA. Chesterfield Re would pay dividends to its immediate parent Chesterfield Financial Holdings LLC, ("Chesterfield Financial"), which would in turn pay dividends to RCM, subject to the terms of the indenture for the embedded value securitization transaction, in which Chesterfield Financial cannot declare or pay any dividends so long as any private placement notes are outstanding. Chesterfield Re is also subject to certain requirements and restrictions on the payment of dividends pursuant to an agreement with its parent, Chesterfield Financial. The MDI allows RCM to pay a dividend to RGA to the extent RCM received the dividend from RGA Reinsurance, without limitation related to the level of unassigned surplus. Historically, RGA has not relied upon dividends from its subsidiaries to fund its obligations. However, the regulatory limitations and other restrictions described here could limit the Company’s financial flexibility in the future should it choose to or need to use subsidiary dividends as a funding source for its obligations.
The California Insurance Holding Company Act defines an extraordinary dividend, consistent with the definition found in the Missouri Insurance Holding Company Act and imposes an identical restriction upon the ability of Aurora National to pay dividends to RGA Reinsurance. In contrast to both the Missouri and the California Insurance Holding Company Acts, the NAIC Model Insurance Holding Company System Regulatory Act defines an extraordinary dividend as a dividend or distribution which, together with dividends or distributions paid during the preceding twelve months, exceeds the lesser of (i) 10% of statutory capital and surplus as of the preceding December 31, or (ii) statutory net gain from operations for the preceding calendar year. The Company is unable to predict whether, when, or if, Missouri will enact a new measure for extraordinary dividends.
Missouri insurance laws and regulations also require that the statutory surplus of Chesterfield Re, RCM and RGA Reinsurance following any dividend or distribution be reasonable in relation to their outstanding liabilities and adequate to meet their financial needs. The Director of the MDI may call for a rescission of the payment of a dividend or distribution by Chesterfield Re, RGA Reinsurance or RCM that would cause their statutory surplus to be inadequate under the standards of the Missouri insurance regulations. California insurance laws and regulations impose the same scheme on Aurora National as to the dividends or distributions that are made.

Pursuant to the South Carolina Director of Insurance, Timberlake Re may declare dividends subject to a minimum Total Adjusted Capital threshold, as defined by the NAIC’s RBC regulation. As of December 31, 2015, Timberlake Re met the minimum required threshold. Any dividends paid by Timberlake Re would be paid to Timberlake Financial, which in turn is subject to contractual limitations on the amount of dividends it can pay to RCM.
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

International Regulation
RGA’s international insurance operations are principally regulated by insurance regulatory authorities in the jurisdictions in which they are located or operate branch offices. The regulation includes minimum capital, solvency and governance requirements. The authority of RGA’s international operations to conduct business is subject to licensing requirements, inspections and approvals and these authorizations are subject to modification and revocation. Periodic examinations of the insurance company books and records, financial reporting requirements, risk management processes and governance procedures are among the techniques used by regulators to supervise RGA’s non-U.S. insurance businesses. The regulators of RGA’s non-U.S. insurance companies and the California Department of Insurance, are also invited to be part of the supervisory college held by the Missouri Department of Insurance, RGA’s group supervisor.
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
Additionally, RGA International, operating in the European Economic Area (“EEA”), is subject to the Solvency II measures developed by the European Insurance and Occupational Pensions Authority and will be required to abide by the evolving risk management practices, capital standards and disclosure requirements of the Solvency II framework. Additionally, the Company’s clients located in the EEA will need to abide by these standards in operating their insurance businesses, including the management of their ceded reinsurance. Currently, insurers and reinsurers located in the EEA are operating under Solvency II. The Company expects Solvency II to have a significant influence on not only the regulation of solvency measures applied to insurers and reinsurers operating within the EEA, but the Company also expects the solvency regulation measures to influence future regulatory structures of countries outside of the EEA, including China and Japan. Influences of the Solvency II - type framework are already present in the insurance regulation of Bermuda and currently influence the solvency measures imposed upon RGA Global and RGA Americas.
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
Additionally, requirements proposed or becoming effective in Indonesia and India limit the amount of insurance business that can be ceded to reinsurers not domiciled in those countries. These forced localization requirements have the impact of limiting the amount of reinsurance business RGA can conduct in those countries without the participation of a local reinsurer.
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
Pricing
Automatic and Facultative. The Company has pricing actuaries dedicated in every geographic market and in every product category who develop reinsurance treaty rates following the Company’s policies, procedures and standards. Biometric assumptions are based primarily on the Company’s own mortality, morbidity and persistency experience, reflecting industry and client-specific experience. Economic and asset-related pricing assumptions are based on current and long-term market conditions and are developed by actuarial and investment personnel with appropriate experience and expertise. Management has established a high-level oversight of the processes and results of these activities, which includes peer reviews in every market as well as centralized procedures and processes for reviewing and auditing pricing activities.
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
Customer Base
The Company provides reinsurance products primarily to the largest life insurance companies in the world. In 2015, the Company’s five largest clients generated approximately $1,894.3 million or 20.1% of the Company’s gross premiums. In addition, 19 other clients each generated annual gross premiums of $100.0 million or more, and the aggregate gross premiums from these clients represented approximately 34.0% of the Company’s gross premiums. No individual client generated 10% or more of the Company’s total gross premiums. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.
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
Employees
As of December 31, 2015, the Company had 2,201 employees located throughout the world. None of these employees are represented by a labor union.

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

The following table sets forth the Company’s premiums attributable to each of its segments for the periods indicated on both a gross assumed basis and net of premiums ceded to third parties:
Gross and Net Premiums by Segment
(in millions)

	Year Ended December 31,
	2015		2014		2013
	Gross	Net	Gross	Net	Gross	Net

U.S. and Latin America:
Traditional	$5,413.7	$4,806.7	$5,013.3	$4,725.5	$4,709.6	$4,563.4
Non-Traditional	61.0	22.2	59.5	20.1	67.2	22.5
Total U.S. and Latin America	5,474.7	4,828.9	5,072.8	4,745.6	4,776.8	4,585.9

Canada:
Traditional	881.2	838.9	1,002.9	953.4	993.2	939.0
Non-Traditional	38.0	38.0	21.2	21.2	23.3	23.3
Total Canada	919.2	876.9	1,024.1	974.6	1,016.5	962.3

Europe, Middle East and Africa:
Traditional	1,147.0	1,121.5	1,187.8	1,157.4	1,095.2	1,069.4
Non-Traditional	260.9	171.8	216.6	216.6	151.4	151.4
Total Europe, Middle East and Africa	1,407.9	1,293.3	1,404.4	1,374.0	1,246.6	1,220.8

Asia Pacific:
Traditional	1,592.6	1,551.6	1,581.6	1,540.9	1,483.3	1,434.8
Non-Traditional	19.5	19.5	34.0	34.0	50.4	50.4
Total Asia Pacific	1,612.1	1,571.1	1,615.6	1,574.9	1,533.7	1,485.2

Corporate and Other	0.5	0.5	0.8	0.8	(0.2)	(0.2)
Total	$9,414.4	$8,570.7	$9,117.7	$8,669.9	$8,573.4	$8,254.0
The following table sets forth selected information concerning assumed life reinsurance business in force and assumed new business volume by segment for the periods indicated. The term “in force” refers to insurance policy face amounts or net amounts at risk. The term “volume” refers to insurance policy face amounts or net amounts at risk.
Reinsurance Business In Force and New Business by Segment
(in billions)

	As of December 31,
	2015		2014		2013
	In Force	New Business	In Force	New Business	In Force	New Business
U.S. and Latin America:
Traditional	$1,594.3	$203.9	$1,483.9	$176.9	$1,397.0	$95.6
Non-Traditional	2.1	—	1.4	—	2.2	—
Total U.S. and Latin America	1,596.4	203.9	1,485.3	176.9	1,399.2	95.6

Canada:
Traditional	333.0	38.6	402.8	48.3	386.3	46.0
Non-Traditional	—	—	—	—	—	—
Total Canada	333.0	38.6	402.8	48.3	386.3	46.0

Europe, Middle East and Africa:
Traditional	602.7	171.6	561.1	175.2	556.7	106.2
Non-Traditional	—	—	—	—	—	—
Total Europe, Middle East and Africa	602.7	171.6	561.1	175.2	556.7	106.2

Asia Pacific:
Traditional	462.7	76.9	494.0	81.6	547.4	122.6
Non-Traditional	0.3	—	0.3	—	0.3	—
Total Asia Pacific	463.0	76.9	494.3	81.6	547.7	122.6
Total	$2,995.1	$491.0	$2,943.5	$482.0	$2,889.9	$370.4

Reinsurance business in force reflects the addition or acquisition of new life reinsurance business, offset by terminations (e.g., life and group contract terminations, lapses of underlying policies, deaths of insureds, and recapture), changes in foreign currency exchange, and any other changes in the amount of insurance in force. As a result of terminations and other changes, assumed in force amounts at risk of $439.4 billion, $428.4 billion, and $408.1 billion were released in 2015, 2014 and 2013, respectively.
Additional information regarding the operations of the Company’s segments and geographic operations is contained in Note 15 – “Segment Information” in the Notes to Consolidated Financial Statements.
U.S. and Latin America Operations
The U.S. and Latin America operations represented 56.3%, 54.7% and 55.5% of the Company’s net premiums in 2015, 2014 and 2013, respectively. The U.S. and Latin America operations market traditional life and health reinsurance, reinsurance of asset-intensive products, and financial reinsurance, primarily to large U.S. life insurance companies.
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
The U.S. and Latin America facultative reinsurance operation involves the assessment of the risks inherent in (i) multiple impairments, such as heart disease, high blood pressure, and diabetes; (ii) cases involving large policy face amounts; and (iii) financial risk cases (i.e. cases involving policies disproportionately large in relation to the financial characteristics of the proposed insured). The U.S. and Latin America operations’ marketing efforts have focused on developing facultative relationships with client companies because management believes facultative reinsurance represents a substantial segment of the reinsurance activity of many large insurance companies and also serves as an effective means of expanding the U.S. and Latin America operations’ automatic business. In 2015, 2014 and 2013, approximately 19.9%, 19.9%, and 20.3%, respectively, of the U.S. and Latin America gross premiums were written on a facultative basis.
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
In addition, several of the Company’s U.S. and Latin America clients have purchased life insurance policies insuring the lives of their executives. These policies have generally been issued to fund deferred compensation plans and have been reinsured with the Company. The Company’s consolidated balance sheets included interest-sensitive contract liabilities of $2.2 billion and $1.3 billion and policy loans of $1.5 billion and $1.3 billion as of December 31, 2015 and 2014, respectively, associated with this business.
Non-Traditional - Asset-Intensive Reinsurance
The Company's U.S. and Latin America Asset-Intensive segment primarily concentrates on the investment risk within underlying annuities and corporate-owned life insurance policies. These reinsurance agreements are mostly structured as coinsurance, coinsurance with funds withheld, or modified coinsurance of primarily investment risk such that the Company recognizes profits or losses primarily from the spread between the investment earnings and the interest credited on the underlying annuity contract liabilities. Reinsurance of such business was reflected in interest-sensitive contract liabilities of approximately $10.5 billion and $10.7 billion as of December 31, 2015 and 2014, respectively.

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
Customer Base
The U.S. and Latin America operations market life reinsurance primarily to the largest U.S. life insurance companies. The Company estimates that approximately 85 of the top 100 U.S. life insurance companies, based on premiums, are clients. The treaties underlying this business generally are terminable by either party on 90 days written notice, but only with respect to future new business. Existing business generally is not terminable, unless the underlying policies terminate or are recaptured. In 2015, the five largest clients generated approximately $1,760.9 million or 32.2% of U.S. and Latin America operation’s gross premiums. In addition, 43 other clients each generated annual gross premiums of $20.0 million or more, and the aggregate gross premiums from these clients represented approximately 57.5% of U.S. and Latin America operation’s gross premiums. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.
Canada Operations
The Canada operations represented 10.2%, 11.2%, and 11.7% of the Company’s net premiums in 2015, 2014 and 2013, respectively. The Company operates in Canada primarily through RGA Canada. RGA Canada employs its own underwriting, actuarial, claims, pricing, accounting, systems, marketing and administrative staff in offices located in Montreal and Toronto.
Traditional Reinsurance
In 2015, the Canada Traditional Reinsurance segment assumed $38.6 billion in new business, predominately representing recurring new business, as opposed to in force transactions. Approximately 87.3% of the 2015 recurring new business was written on an automatic basis.
RGA Canada is a leading life reinsurer in Canada, based on new individual life insurance production. It assists clients with capital management and mortality and morbidity risk management and is primarily engaged in individual life reinsurance, as well as creditor, group life and health, and living benefits (critical illness and disability) reinsurance, through yearly renewable term and coinsurance agreements. Creditor insurance covers the outstanding balance on personal, mortgage or commercial loans in the event of death, disability or critical illness and is generally shorter in duration than individual life insurance.
The business is generally composed of facultative and automatic treaty business. Automatic business is generated pursuant to treaties which generally require that the underlying policies meet the ceding company’s underwriting criteria, although in certain cases such policies may be rated substandard. In contrast to facultative reinsurance, reinsurers do not engage in underwriting assessments of each risk assumed through an automatic treaty.
RGA Canada generally requires ceding companies to retain a portion of the business written on an automatic basis, thereby increasing the ceding companies’ incentives to underwrite risks with due care and, when appropriate, to contest claims diligently.

Facultative reinsurance involves the assessment of the risks from a medical and financial perspective. RGA Canada is recognized as a leader in facultative reinsurance, and this has served to maintain a strong market share on automatic business.
RGA Canada supports over half the companies active in the living benefits and in the group insurance markets.  Solid claims management expertise and innovative product development capabilities support a growing share of these markets.
Non-Traditional Reinsurance
The Canada Non-Traditional Reinsurance segment concentrates on assisting clients with longevity risk transfer structures within underlying annuities and pension benefit obligations, and on assisting clients in meeting applicable regulatory requirements while enhancing their financial strength and regulatory surplus position through financial reinsurance structures.
Customer Base
Clients include most of the life insurers in Canada, although the number of life insurers is much smaller compared to the U.S. In 2015, the five largest clients generated approximately $475.5 million or 51.7% of Canada operation’s gross premiums. In addition, eight other clients each generated annual gross premiums of $20.0 million or more, and the aggregate gross premiums from these clients represented approximately 35.0% of Canada operation’s gross premiums. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.
Europe, Middle East and Africa Operations
The Europe, Middle East and Africa ("EMEA") operations represented 15.1%, 15.9%, and 14.8% of the Company’s net premiums in 2015, 2014 and 2013, respectively. This segment serves clients from subsidiaries, licensed branch offices and/or representative offices primarily located in France, Germany, Ireland, Italy, the Netherlands, Poland, South Africa, Spain, the United Arab Emirates ("UAE") and the United Kingdom ("UK").
EMEA's operations in the UK, Continental Europe and South Africa employ their own underwriting, actuarial, claims, pricing, accounting, marketing and administration staffs with additional support services provided by the Company's staff in the U.S. and Canada.
Traditional Reinsurance
The principal types of reinsurance for this segment include life and health products through yearly renewable term and coinsurance agreements, the reinsurance of critical illness coverage that provides a benefit in the event of the diagnosis of a pre-defined critical illness and underwritten annuities. Premiums earned from the traditional reinsurance accounted for 86.7% of the total net premiums for the EMEA operations in 2015. Traditional reinsurance in the UK, South Africa and Italy consists predominantly of long term contracts, which are not terminable for existing risk without recapture or natural expiry, whereas in other markets within the region contracts are predominantly short term, renewing annually. The reinsurance agreements of critical illness coverage occurs primarily in the UK and South Africa and may be either facultative or automatic agreements. Premiums earned from critical illness coverage represented 20.8% of the total net premiums for this segment in 2015.
Non-Traditional Reinsurance
The principal types of reinsurance for this segment include longevity, asset-intensive and financial reinsurance. Longevity reinsurance takes the form of closed block annuity reinsurance and longevity swap structures. Premiums earned from non-traditional reinsurance accounted for 13.3% of the total net premiums for the EMEA operations in 2015. Asset-intensive business for this segment consists of coinsurance of payout annuities. Future policy benefits of approximately $4.0 billion and $1.9 billion as of December 31, 2015 and 2014, respectively are associated with this business. Financial reinsurance assists ceding companies in meeting applicable regulatory requirements while enhancing their financial strength. These transactions do not qualify as reinsurance under U.S. GAAP, due to low risk nature of transactions and are reported in accordance with deposit accounting guidelines.
Customer Base
In 2015, the UK operations generated approximately $1,032.7 million, or 73.4% of the segment’s gross premiums. In 2015, the five largest clients generated approximately $691.8 million or 49.1% of EMEA operation’s gross premiums. In addition, 13 other clients each generated annual gross premiums of $20.0 million or more, and the aggregate gross premiums from these clients represented approximately 28.9% of EMEA operation’s gross premiums. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.

Asia Pacific Operations
The Asia Pacific operations represented 18.3%, 18.2%, and 18.0% of the Company’s net premiums in 2015, 2014 and 2013, respectively. The Company has a presence in the Asia Pacific region with licensed branch offices and/or representative offices in China, Hong Kong, India, Japan, Malaysia, New Zealand, Singapore, South Korea and Taiwan. The Company has also established a reinsurance subsidiary in Australia in January 1996.
The Asian offices provide full reinsurance services and are supported by the Company’s U.S. and International Division Sydney offices. RGA Australia employs its own underwriting, actuarial, claims, pricing, accounting, systems, marketing, and administration service with additional support provided by the Company’s U.S. and International Division Sydney offices.
Traditional Reinsurance
The principal types of reinsurance for the Traditional Reinsurance segment include life, critical illness, disability and superannuation through yearly renewable term and coinsurance agreements. The reinsurance of critical illness coverage provides a benefit in the event of the diagnosis of pre-defined critical illness. Superannuation is the Australian government mandated compulsory retirement savings program. Superannuation funds accumulate retirement funds for employees, and, in addition, typically offer life and disability insurance coverage. Reinsurance agreements may be either facultative or automatic agreements covering primarily individual risks and, in some markets, group risks. Premiums earned from traditional reinsurance accounted for 98.8% of the total net premiums for the Asia Pacific operations in 2015. The reinsurance of critical illness coverage occurs primarily in South Korea, Australia and Hong Kong. Premiums earned from critical illness coverage represented 20.1% of the total net premiums for this segment in 2015.
Non-Traditional Reinsurance
The Non-Traditional segment includes financial reinsurance, asset-intensive and certain disability and life blocks. Financial reinsurance assists ceding companies in meeting applicable regulatory requirements while enhancing their financial strength. These transactions do not qualify as reinsurance under U.S. GAAP, due to low risk nature of transactions and are reported in accordance with deposit accounting guidelines. Asset-intensive business for this segment primarily concentrates on the investment risk within underlying annuities and life insurance policies. These reinsurance agreements are mostly structured to take on investment risk such that the Company recognizes profits or losses primarily from the spread between the investment earnings and the interest credited on the underlying annuity contract liabilities.
Customer Base
The Australian operations generated approximately $664.7 million, or 41.2% of the total gross premiums for the Asia Pacific operations in 2015. In 2015, the five largest clients generated approximately $576.2 million or 35.7% of Asia Pacific operation’s gross premiums. In addition, 18 other clients each generated annual gross premiums of $20.0 million or more, and the aggregate gross premiums from these clients represented approximately 42.2% of Asia Pacific operation’s gross premiums. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.
Corporate and Other
Corporate and Other operations include investment income from invested assets not allocated to support segment operations and undeployed proceeds from the Company’s capital-raising efforts, in addition to investment related gains or losses. Corporate expenses consist of the offset to capital charges allocated to the operating segments within the policy acquisition costs and other insurance income line item, unallocated overhead and executive costs, and interest expense related to debt. Additionally, Corporate and Other includes results from, among others, RGA Technology Partners, Inc. (“RTP”), a wholly-owned subsidiary that develops and markets technology solutions for the insurance industry and the investment income and expense associated with the Company’s collateral finance and securitization notes.

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
Our life reinsurance contracts expose us to mortality risk, which is the risk that the level of death claims may differ from that which we assumed in pricing our reinsurance contracts. Some of our reinsurance contracts expose us to morbidity risk, which is the risk that the claims we pay in the event an insured person becomes critically ill or disabled differ from that which we assumed in pricing our reinsurance contracts. Our risk analysis and underwriting processes are designed with the objective of controlling the quality of the business and establishing appropriate pricing for the risks we assume. Among other things, these processes rely heavily on our underwriting, our analysis of mortality and morbidity trends, lapse rates, expenses and our understanding of medical impairments and their effect on mortality or morbidity.
We expect mortality, morbidity and lapse experience to fluctuate somewhat from period to period, but believe they should remain reasonably predictable over a period of many years. Mortality, morbidity or lapse experience that is less favorable than the mortality, morbidity or lapse rates that we used in pricing a reinsurance agreement may cause our net income to be less than otherwise expected because the premiums we receive for the risks we assume may not be sufficient to cover the claims and profit margin. Furthermore, even if the total benefits paid over the life of the contract do not exceed the expected amount, unexpected increases in the incidence of deaths or illness can cause us to pay more benefits in a given reporting period than expected, adversely affecting our net income in any particular reporting period. Likewise, adverse experience could impair our ability to offset certain unamortized deferred acquisition costs and adversely affect our net income in any particular reporting period. We perform annual tests to establish that deferred policy acquisition costs remain recoverable at all times. These tests require us to make a significant number of assumptions. If our financial performance significantly deteriorates to the point where a premium deficiency exists, a cumulative charge to current operations will be recorded which may adversely affect our net income in a particular reporting period.
We regularly review our reserves and associated assumptions as part of our ongoing assessment of our business performance and risks. If we conclude that our reserves are insufficient to cover actual or expected policy and contract benefits and claim payments as a result of changes in experience, assumptions or otherwise, we would be required to increase our reserves and incur charges in the period in which we make the determination. The amounts of such increases may be significant and this could materially adversely affect our results of operations and financial condition and may require us to generate or fund additional capital in our businesses.

Our reinsurance subsidiaries are highly regulated, and changes in these regulations could negatively affect our business.
Our reinsurance subsidiaries are subject to government regulation in each of the jurisdictions in which they are licensed or authorized to do business.  Governmental agencies have broad administrative power to regulate many aspects of the reinsurance business, which may include reinsurance terms and capital adequacy.  These agencies are concerned primarily with the protection of policyholders and their direct insurers rather than shareholders or holders of debt securities.  Moreover, insurance laws and regulations, among other things, establish minimum capital requirements and limit the amount of dividends, tax distributions and other payments our reinsurance subsidiaries can make without prior regulatory approval, and impose restrictions on the amount and type of investments we may hold.  The State of Missouri also regulates our reinsurance subsidiaries as members of an insurance holding company system.  The regulation of our reinsurance subsidiaries in this way necessitates restrictions upon RGA as the ultimate parent of these entities.

Recently, insurance regulators have increased their scrutiny of insurance holding company systems in the United States. Much of the additional scrutiny is on activities of the insurance company’s entire group which includes the group’s parent company and any non-insurance subsidiaries.  While the laws have not extended regulation to RGA and its non-insurance subsidiaries, the manner in which the insurance regulators regulate RGA’s insurance subsidiaries is now influencing the activities of all other entities within the Company.  Insurance Holding Company System Regulatory Acts in the United States now provide for an expanded supervision of insurance groups operating in the United States.  The scope includes a review of enterprise risk management programs as well as expanded review of agreements between licensed insurers and their group members. Missouri and California have each adopted these new standards as law.
At the United States Federal level, the Dodd-Frank Wall Street Reform and Consumer Protection Act established a Financial Stability Oversight Council to identify financial institutions, including insurers and reinsurers, that are systemically important to the United States financial system.  A finding that RGA, or one of its U.S. subsidiaries, is systemically important could ultimately subject the identified entity to additional capital requirements based on business levels and asset mix and other supervision.  Such additional scrutiny might also impact RGA’s ability to pay dividends.   While we do not currently anticipate that the Financial Stability Oversight Council will find RGA to be systemically important, a few of RGA’s client insurance companies have been designated systemically important and we anticipate that more could receive such designation.  Designation of RGA’s client insurance companies could impact RGA through additional scrutiny of the client’s reinsurance programs with the Company, including a consideration of the volume of business ceded by the insurer to the Company.  Moreover, we cannot assure you that more stringent restrictions will not be adopted from time to time in other jurisdictions in which our reinsurance subsidiaries are domiciled, which could, under certain circumstances, significantly reduce dividends or other amounts payable to us by our subsidiaries unless they obtain approval from insurance regulatory authorities.  We cannot predict the effect that any recommendations of the NAIC or proposed or future legislation or rule-making in the United States or elsewhere may have on our financial condition or operations.
Certain of our subsidiaries are subject to the Solvency II measures developed by the European Insurance and Occupational Pensions Authority and are required to abide by the evolving risk management practices, capital standards and disclosure requirements of the Solvency II framework. We may also be subject to similar solvency regulations in other regions, such as China and Japan. See “Regulation - International Regulation” in Item 1, Business. While we currently believe that the Solvency II requirements will be directly imposed only on our European Union domiciled entities, there can be no assurance at this time that Solvency II will not result in broader consequences to the Company.

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
Any downgrade in the ratings of our reinsurance subsidiaries could adversely affect their ability to sell products, retain existing business, and compete for attractive acquisition opportunities. Ratings are subject to revision or withdrawal at any time by the assigning rating organization. A rating is not a recommendation to buy, sell or hold securities, and each rating should be evaluated independently of any other rating. We believe that the rating agencies consider the financial strength and flexibility of a parent company and its consolidated operations when assigning a rating to a particular subsidiary of that company. The ability of our subsidiaries to write reinsurance partially depends on their financial condition and is influenced by their ratings. In addition, a downgrade in the rating or outlook of RGA, among other factors, could adversely affect our ability to raise and then contribute capital to our subsidiaries for the purpose of facilitating their operations and growth. A downgrade could also increase our own cost of capital. For example, the facility fee and interest rate for our syndicated revolving credit facility are based on our senior long-term debt ratings. A decrease in those ratings could result in an increase in costs for that credit facility and others. Also, if there is a downgrade in the rating of RGA, or any of our rated subsidiaries, some of our reinsurance contracts would either permit our client ceding insurers to terminate such reinsurance contracts or require us to post collateral to secure our obligations under these reinsurance contracts. Accordingly, we believe a ratings downgrade of RGA, or any of our rated subsidiaries, could have a negative effect on our ability to conduct business.

We cannot assure you that actions taken by ratings agencies would not result in a material adverse effect on our business, financial condition or results of operations. In addition, it is unclear what effect, if any, a ratings change would have on the price of our securities in the secondary market.

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
State insurance regulators have been scrutinizing the use of captive reinsurers to satisfy certain reserve requirements. The NAIC has analyzed the insurance industry's use of affiliated captive reinsurers to satisfy certain reserve requirements and has adopted measures to promote uniformity in both the approval and supervision of such reinsurers. New standards to address the use of captive reinsurers have been introduced. State insurance regulators that regulate our domestic insurance companies have placed restrictions on the use of such captive reinsurers which pose to make them less effective. Depending on how the new standards are ultimately applied and whether additional restrictions are introduced, our ability to reinsure certain products, maintain risk based capital ratios and deploy excess capital could be adversely affected. As a result, we may need to alter the type and volume of business we reinsure, increase prices on those products, and raise additional capital to support higher regulatory reserves or implement higher cost strategies, all of which could adversely impact our competitive position and our results of operations and financial position. We cannot estimate the impact of discontinuing or altering our captive strategy in response to potential regulatory changes due to many unknown variables such as the cost and availability of alternative capital, potential changes in regulatory reserving requirements under a principle-based reserving approach which would likely reduce required collateral, changes in acceptable collateral for statutory reserves, the potential introduction of the concept of a “certified reinsurer” in the laws and regulations in certain jurisdictions where we operate, the potential for increased pricing of products offered by us and the potential change in mix of products sold or offered by us or our clients.
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

Changes in the equity markets, interest rates or volatility affects the profitability of variable annuities with guaranteed living benefits that we reinsure; therefore, such changes may have a material adverse effect on our business and profitability.
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

RGA is an insurance holding company, and our ability to pay principal, interest and dividends on securities is limited.
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
We are a multi-national company with operations in numerous countries and, as a result, are exposed to foreign currency risk to the extent that exchange rates of foreign currencies are subject to adverse change over time. The U.S. dollar value of our net investments in foreign operations, our foreign currency transaction settlements and the periodic conversion of the foreign-denominated earnings to U.S. dollars (our reporting currency) are each subject to adverse foreign exchange rate movements. A significant portion of our revenues and our fixed maturity securities available for sale are denominated in currencies other than the U.S. dollar. We use foreign-denominated revenues and investments to fund foreign-denominated expenses and liabilities when possible to mitigate exposure to foreign currency fluctuations.

We depend on the performance of others, and their failure to perform in a satisfactory manner would negatively affect us.
In the normal course of business, we seek to limit our exposure to losses from our reinsurance contracts by ceding a portion of the reinsurance to other insurance enterprises or retrocessionaires. We cannot assure you that these insurance enterprises or retrocessionaires will be able to fulfill their obligations to us. As of December 31, 2015, the retrocession pool members participating in our excess retention pool that have been reviewed by A.M. Best Company, were rated “A-”, the fourth highest rating out of fifteen possible ratings, or better. We are also subject to the risk that our clients will be unable to fulfill their obligations to us under our reinsurance agreements with them.
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
For some reinsurance agreements, the ceding company withholds and legally owns and manages assets equal to the net statutory reserves, and we reflect these assets as funds withheld at interest on our balance sheet. In the event that a ceding company was to become insolvent, we would need to assert a claim on the assets supporting our reserve liabilities. We attempt to mitigate our risk of loss by offsetting amounts for claims or allowances that we owe the ceding company with amounts that the ceding company owes to us. We are subject to the investment performance on the withheld assets, although we do not directly control them. We help to set, and monitor compliance with, the investment guidelines followed by these ceding companies. However, to the extent that such investment guidelines are not appropriate, or to the extent that the ceding companies do not adhere to such guidelines, our risk of loss could increase, which could materially adversely affect our financial condition and results of operations. For additional information on funds withheld at interest, see “Investments-Funds Withheld at Interest” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

Natural and man-made disasters, catastrophes and events, including terrorist attacks, epidemics and pandemics, could adversely affect our business and results of operations.
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
The reinsurance industry is highly competitive, and we encounter significant competition in all lines of business from other reinsurance companies, as well as competition from other providers of financial services. Our competitors vary by geographic market, and many of our competitors have greater financial resources than we do. Our ability to compete depends on, among other things, our ability to maintain strong financial strength ratings from rating agencies, pricing and other terms and conditions of reinsurance agreements, and our reputation, service and experience in the types of business that we underwrite. However, competition from other reinsurers could adversely affect our competitive position.
We compete based on the strength of our underwriting operations, insights on mortality trends based on our large book of business, and responsive service. We believe our quick response time to client requests for individual underwriting quotes and our underwriting expertise are important elements to our strategy and lead to other business opportunities with our clients. Our business will be adversely affected if we are unable to maintain these competitive advantages.

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
A general economic downturn or a downturn in the equity and other capital markets could adversely affect the market for many life insurance and annuity products. Factors including consumer spending, business investment, government spending, the volatility and strength of the capital markets, deflation and inflation all affect the economic environment and thus the profitability of our business. An economic downturn may yield higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, and could result in decreased demand for life insurance and annuity products. Because we obtain substantially all of our revenues through reinsurance arrangements that cover a portfolio of life insurance products, as well as annuities, our business would be harmed if the market for annuities or life insurance was adversely affected. Therefore, adverse changes in the economy could affect earnings negatively and could have an adverse effect on our business, financial condition or results of operations. In addition, the market for annuity reinsurance products is currently not well developed, and we cannot assure you that such market will develop in the future.

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

A failure to successfully manage the operational challenges and risks associated with or resulting from significant transactions, including acquisitions, could adversely affect our business, financial condition or results of operations.
Our international operations involve inherent risks.
A significant portion of our net premiums come from our operations in Europe, Middle East and Africa and Asia Pacific. One of our strategies is to grow these international operations. International operations subject us to various inherent risks. In addition to the regulatory and foreign currency risks identified above, other risks include the following:

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
Some of our international operations are in emerging markets where these risks are heightened and we anticipate that we will continue to do business in such markets. Our pricing assumptions may be less predictable in emerging markets, and deviations in actual experience from these assumptions could impact our profitability in these markets. Additionally, lack of legal certainty and stability in the emerging markets exposes us to increased risk of disruption and adverse or unpredictable actions by regulators and may make it more difficult for us to enforce our contracts, which may negatively impact our business.
We cannot assure you that we will be able to manage these risks effectively or that they will not have an adverse effect on our business, financial condition or results of operations.

Our risk management policies and procedures could leave us exposed to unidentified or unanticipated risk, which could negatively affect our business or result in losses.
Our risk management policies and procedures to identify, monitor and manage both internal and external risks may not adequately predict future exposures, which could be different or significantly greater than expected. These identified risks may not be the only risks facing us. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may adversely affect our business, financial condition or results of operations.

The failure in cyber or other information security systems, as well as the occurrence of unanticipated events affecting our disaster recovery systems and business continuity planning, could impair our ability to conduct business effectively.
Our business is highly dependent upon the effective operation of our computer systems. We rely on these systems for a variety of business functions across our global operations, including for the administration of our business, underwriting, claims, performing actuarial analyses and maintaining financial records. While we maintain liability insurance for cybersecurity and network interruption losses, our insurance may not be sufficient to protect us against all losses.
We depend heavily upon computer systems to provide reliable service, data and reports. In the event of a disaster such as a natural catastrophe, epidemic, industrial accident, blackout, computer virus, terrorist attack or war, unanticipated problems with our disaster recovery systems could have a material adverse impact on our ability to conduct business and on our results of operations and financial position, particularly if those problems affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data. In addition, in the event that a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct business could be severely compromised. These interruptions also may interfere with our clients’ ability to provide data and other information and our employees’ ability to perform their job responsibilities.
The failure of our computer systems or our disaster recovery capabilities and plans for any reason could cause significant interruptions in our operations and result in a failure to maintain security, confidentiality or privacy of sensitive or personal data, related to our customers, insured individuals or our employees. Like other global companies, we have experienced threats to our data and systems from time to time. However, we have not detected or identified any evidence to indicate we have experienced a material breach of cyber security. Administrative and technical controls, security measures and other preventative actions we take to reduce the risk of such incidents and protect our information technology may not be sufficient to prevent physical and electronic break-ins, and similar disruptions from unauthorized tampering with our computer systems. Such a failure could harm our reputation, subject us to regulatory sanctions and legal claims, lead to loss of customers and revenues and otherwise adversely affect our business, financial condition or results of operations.

Managing key employee retention and succession is critical to our success.
Our success depends in large part upon our ability to identify, hire, retain and motivate highly skilled employees. We would be adversely affected if we fail to adequately plan for the succession of our senior management and other key employees. While we have succession plans and long-term compensation plans designed to retain our employees, our succession plans may not operate effectively and our compensation plans cannot guarantee that the services of these employees will continue to be available to us.

Risks Related to Our Investments

Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, access to capital and cost of capital.
The capital and credit markets experience varying degrees of volatility and disruption. In some periods, the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers.
We need liquidity to pay our operating expenses, interest on our debt and dividends on our capital stock and to replace certain maturing liabilities. Without sufficient liquidity, we will be forced to curtail our operations, and our business will be adversely affected. The principal sources of our liquidity are reinsurance premiums under reinsurance treaties and cash flows from our investment portfolio and other assets. Sources of liquidity in normal markets also include proceeds from the issuance of a variety of short- and long-term instruments, including medium- and long-term debt, subordinated and junior subordinated debt securities, capital securities and common stock.
In the event current resources do not satisfy our needs, we may have to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of equity and credit, the volume of trading activities, the overall availability of credit to the financial services industry, our credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long- or short-term financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. Our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all.
Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital required to operate our business, most significantly our reinsurance operations. Such market conditions may limit our ability to replace, in a timely manner, maturing liabilities; satisfy statutory capital requirements; generate fee income and market-related revenue to meet liquidity needs; and access the capital necessary to grow our business. As such, we may be forced to delay raising capital, issue shorter tenor securities than we prefer, or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility. Further, our ability to finance our statutory reserve requirements depends on market conditions. If market capacity is limited for a prolonged period of time, our ability to obtain new funding for such purposes may be hindered and, as a result, our ability to write additional business in a cost-effective manner may be limited or otherwise adversely affected.

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
Concerns over U.S. fiscal policy and the trajectory of the U.S. national debt could have severe repercussions to the U.S. and global credit and financial markets, further exacerbate concerns over sovereign debt and disrupt economic activity in the U.S. and elsewhere. As a result, our access to, or cost of, liquidity may deteriorate. As a result of uncertainty regarding U.S. national debt, the market value of some of our investments may decrease, and our capital adequacy could be adversely affected. Further downgrades, together with the sustained current trajectory of the U.S. national debt, could have adverse effects on our business, financial condition and results of operations.
Past economic uncertainties and weakness and disruption of the financial markets around the world, such as the solvency of certain European Union member states and of financial institutions that have significant direct or indirect exposure to debt issued by such countries, have led to concerns over capital markets access. In addition, there has been recent volatility within certain emerging market countries spurred by concerns over the potential for rising U.S. interest rates, slowing global growth, lower prices for oil and other commodities, and the devaluation of certain currencies. These events and continuing market upheavals may have an adverse effect on us, in part because we have a large investment portfolio and are also dependent upon customer behavior. Our revenues may decline in such circumstances and our profit margins may erode. In addition, in the event of extreme prolonged market events, such as the global credit crisis, we could incur significant investment-related losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.

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
The success of any investment activity is affected by general economic conditions, including the level and volatility of interest rates and the extent and timing of investor participation in such markets, which may adversely affect the markets for interest rate sensitive securities, mortgages and equity securities. Unexpected volatility or illiquidity in the markets in which we directly or indirectly hold positions could adversely affect us.

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
Changes in interest rates may also affect our business in other ways. Higher interest rates may result in increased surrenders on interest-based products of our clients, which may affect our fees and our earnings on those products. Lower interest rates may result in lower sales of certain insurance and investment products of our customers, which would reduce the demand for our reinsurance of these products. If interest rates remain low for an extended period of time, it may adversely affect our results of operations, financial condition and cash flows.

The liquidity and value of some of our investments may become significantly diminished.
We hold certain investments that may lack liquidity, such as privately placed fixed maturity securities, mortgage loans, policy loans and real estate equity. If we require significant amounts of cash on short notice in excess of normal cash requirements or are required to post or return collateral in connection with our investment portfolio, derivatives transactions or securities lending activities, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both.

We could be forced to sell investments at a loss to cover policyholder withdrawals, recaptures of reinsurance treaties or other events.
Some of the products offered by our insurance company customers allow policyholders and contract holders to withdraw their funds under defined circumstances. Our reinsurance subsidiaries manage their liabilities and configure their investment portfolios so as to provide and maintain sufficient liquidity to support anticipated withdrawal demands and contract benefits and maturities under reinsurance treaties with these customers. While our reinsurance subsidiaries own a significant amount of liquid assets, a portion of their assets are relatively illiquid. Unanticipated withdrawal or surrender activity could, under some circumstances, require our reinsurance subsidiaries to dispose of assets on unfavorable terms, which could have an adverse effect on us. Reinsurance agreements may provide for recapture rights on the part of our insurance company customers. Recapture rights permit these customers to reassume all or a portion of the risk formerly ceded to us after an agreed-upon time, usually ten years, subject to various conditions.
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
We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, insurance companies, commercial banks, investment banks, investment funds and other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty. In addition, with respect to secured and other transactions that provide for us to hold collateral posted by the counterparty, our credit risk may be exacerbated when the collateral we hold cannot be liquidated at prices sufficient to recover the full amount of our exposure. We also have exposure to these financial institutions in the form of unsecured debt instruments, derivative transactions and equity investments. There can be no assurance that losses or impairments to the carrying value of these assets would not materially and adversely affect our business, financial condition or results of operations.

Defaults on our mortgage loans and volatility in performance may adversely affect our profitability.
Our mortgage loans face default risk and are principally collateralized by commercial properties. Mortgage loans are stated on our balance sheet at unpaid principal balance, adjusted for any unamortized premium or discount, deferred fees or expenses, and are net of valuation allowances. We establish valuation allowances for estimated impairments as of the balance sheet date. Such valuation allowances are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate, the value of the loan’s collateral if the loan is in the process of foreclosure or is otherwise collateral-dependent, or the loan’s market value if the loan is being sold. The performance of our mortgage loan investments, however, may fluctuate in the future. An increase in the default rate of our mortgage loan investments could have a material adverse effect on our financial condition or results of operations.

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
Fixed maturity, equity securities and short-term investments, which are primarily reported at fair value on the consolidated balance sheets, represent the majority of our total cash and invested assets. We have categorized these securities into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation. For example, a Level 3 fair value measurement may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Therefore, gains and losses for such assets and liabilities categorized within Level 3 may include changes in fair value that are attributable to both observable market inputs (Levels 1 and 2) and unobservable market inputs (Level 3).
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
During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities if trading becomes less frequent or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the financial environment. In such cases, more securities may fall to Level 3 and thus require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods that are more sophisticated or require greater estimation thereby resulting in values that may be different than the value at which the investments may be ultimately sold. Further, rapidly changing or disruptive credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on our financial condition or results of operations.
The reported value of our relatively illiquid types of investments, our investments in the asset classes described in the paragraph above and, at times, our high-quality, generally liquid asset classes, do not necessarily reflect the lowest current market price for the asset. If we were forced to sell certain of our assets in disruptive or volatile market conditions, there can be no assurance that we will be able to sell them for the prices at which we have recorded them and we may be forced to sell them at significantly lower prices.

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
We are subject to the risk that the issuers, or guarantors, of fixed maturity securities we own may default on principal and interest payments they owe us. Fixed maturity securities represent a substantial portion of our total cash and invested assets. The occurrence of a major economic downturn (or a prolonged downturn in the economy), acts of corporate malfeasance, widening risk spreads, or other events that adversely affect the issuers or guarantors of these securities could cause the value of our fixed maturity securities portfolio and our net income to decline and the default rate of the fixed maturity securities in our investment portfolio to increase. A ratings downgrade affecting issuers or guarantors of particular securities, or similar trends that could worsen the credit quality of issuers, such as the corporate issuers of securities in our investment portfolio, could also have a similar effect. With economic uncertainty, credit quality of issuers or guarantors could be adversely affected. Any event reducing the value of these securities other than on a temporary basis could have a material adverse effect on our business, financial condition or results of operations.

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

Investments not carried at fair value in our consolidated financial statements - principally, mortgage loans, policy loans, real estate joint ventures and other limited partnerships - may have fair values that are substantially higher or lower than the carrying value reflected in our consolidated financial statements. Each of such asset classes is regularly evaluated for impairment under the accounting guidance appropriate to the respective asset class.

Risks Related to Ownership of Our Common Stock

We may not pay dividends on our common stock.
Our shareholders may not receive future dividends. Historically, we have paid quarterly dividends ranging from $0.027 per share in 1993 to $0.37 per share in 2015. All future payments of dividends, however, are at the discretion of our board of directors and will depend on our earnings, capital requirements, insurance regulatory conditions, operating conditions and such other factors as our board of directors may deem relevant. The amount of dividends that we can pay will depend in part on the operations of our reinsurance subsidiaries. Under certain circumstances, we may be contractually prohibited from paying dividends on our common stock due to restrictions associated with certain of our debt securities.

Certain provisions in our articles of incorporation and bylaws, and in Missouri law, may delay or prevent a change in control which could adversely affect the price of our common stock.
Certain provisions in our articles of incorporation and bylaws, as well as Missouri corporate law and state insurance laws, may delay or prevent a change of control of RGA, which could adversely affect the price of our common stock. Our articles of incorporation and bylaws contain some provisions that may make the acquisition of control of RGA without the approval of our board of directors more difficult, including provisions relating to the nomination, election and removal of directors, the structure of the board of directors and limitations on actions by our shareholders. In addition, Missouri law also imposes some restrictions on mergers and other business combinations between RGA and holders of 20% or more of our outstanding common stock.
These provisions may have unintended anti-takeover effects, including to delay or prevent a change in control of RGA, which could adversely affect the price of our common stock.

Applicable insurance laws may make it difficult to effect a change of control of RGA.
Before a person can acquire control of a U.S. insurance company, prior written approval must be obtained from the insurance commission of the state where the domestic insurer is domiciled. Missouri insurance laws and regulations as well as the insurance laws and regulations of California provide that no person may acquire control of us, and thus indirect control of our U.S. domiciled reinsurance subsidiaries, including RGA Reinsurance and Aurora National, unless:

•	such person has provided certain required information to the domiciliary state insurance department; and

•	such acquisition is approved by the domestic state Director of Insurance, to whom we refer as the Director of Insurance, after a public hearing.
Under U.S. state insurance laws and regulations, any person acquiring 10% or more of the outstanding voting securities of a corporation, such as our common stock, is presumed to have acquired control of that corporation and its subsidiaries.
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
Our board of directors has the authority, without action or vote of the shareholders, to issue any or all authorized but unissued shares of our common stock, including securities convertible into, or exchangeable for, our common stock and authorized but unissued shares under our equity compensation plans. In the future, we may issue such additional securities, through public or private offerings, in order to raise additional capital. Any such issuance will dilute the percentage ownership of shareholders and may dilute the per share projected earnings or book value of the common stock. In addition, option holders may exercise their options at any time when we would otherwise be able to obtain additional equity capital on more favorable terms.

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
RGA and its subsidiaries may, from time to time, have a substantial amount of NOLs and other tax attributes, for U.S. federal income tax purposes, to offset taxable income and gains. Events outside of our control may cause RGA (and, consequently, its subsidiaries) to experience an “ownership change” under Sections 382 and 383 of the Internal Revenue Code and the related Treasury regulations, and limit the ability of RGA and its subsidiaries to utilize fully such NOLs and other tax attributes.
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
Item 2.         PROPERTIES
The Company's headquarters is located at 16600 Swingley Ridge Road, Chesterfield, Missouri, which comprises approximately 400,000 square feet. In addition, the Company leases approximately 315,000 square feet of office space in 42 locations throughout the world.
Most of the Company’s leases have terms of three to five years; while some leases have longer terms, none exceed 15 years. As provided in Note 12 – “Commitments, Contingencies and Guarantees” in the Notes to Consolidated Financial Statements, the rental expense on operating leases for office space and equipment totaled $12.1 million for 2015.
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

PART II
Item 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Insurance companies are subject to statutory regulations that restrict the payment of dividends. See Item 1 under the caption Regulation – “Restrictions on Dividends and Distributions”. See Item 8, Note 18 – “Equity” in the Notes to Consolidated Financial Statements for information regarding board-approved stock repurchase plans. See Item 12 for information about the Company's compensation plans.
Reinsurance Group of America, Incorporated common stock is traded on the New York Stock Exchange (NYSE) under the symbol “RGA”. On January 31, 2016, there were 30,019 stockholders of record of RGA’s common stock and 65.2 million shares outstanding. The following table presents the high and low closing prices for the common stock on the New York Stock Exchange during the periods indicated and the dividends declared per share during such periods:

	2015			2014
Period	High	Low	Dividends Declared	High	Low	Dividends Declared
First Quarter	$94.14	$82.81	$0.33	$81.28	$70.22	$0.30
Second Quarter	98.00	90.68	0.33	80.66	75.04	0.30
Third Quarter	98.57	84.86	0.37	84.45	78.29	0.33
Fourth Quarter	97.08	83.36	0.37	89.87	72.34	0.33
Issuer Purchases of Equity Securities
The following table summarizes RGA’s repurchase activity of its common stock during the quarter ended December 31, 2015:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program
November 1, 2015 - November 30, 2015	284,875	$91.57	283,939	$99,694,483
December 1, 2015 - December 31, 2015	287,729	$86.89	287,704	$74,694,511

(1)
RGA repurchased 283,939 and 287,704 shares of common stock under its share repurchase program for $26.0 million and $25.0 million during November and December 2015, respectively.  The Company net settled - issuing 2,707 and 45 shares from treasury and repurchasing from recipients 936 and 25 shares in November and December 2015, respectively, in settlement of income tax withholding requirements incurred by the recipients of an equity incentive award.

During 2015, RGA’s board of directors authorized and amended a share repurchase program, with no expiration date, for up to $450.0 million of the RGA’s outstanding common stock.  In connection with this authorization, the board of directors terminated the stock repurchase authority granted in 2014.
On January 21, 2016, RGA’s board of directors authorized a share repurchase program for up to $400.0 million of the RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date. In connection with this new authorization, the board of directors terminated the stock repurchase authority granted in 2015.

Comparison of 5-Year Cumulative Total Return
Set forth below is a graph for the Company’s common stock for the period beginning December 31, 2010 and ending December 31, 2015, assuming $100 was invested on December 31, 2010. The graph compares the cumulative total return on the Company’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the cumulative total return of companies in the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Insurance (Life/Health) Index. The indices are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the Company’s common stock, and are not intended to forecast or be indicative of future performance of the common stock.

	Base Period	Cumulative Total Return
	12/10	12/11	12/12	12/13	12/14	12/15
Reinsurance Group of America, Incorporated	$100.00	$98.32	$102.28	$150.39	$172.95	$171.44
S & P 500	100.00	102.11	118.45	156.82	178.28	180.75
S & P Life & Health Insurance	100.00	79.29	90.86	148.53	151.42	141.87

Item 6.         SELECTED FINANCIAL DATA
The following selected financial data has been derived from the Company’s audited consolidated financial statements. The consolidated statement of income data for the years ended December 31, 2015, 2014 and 2013, and the consolidated balance sheet data at December 31, 2015 and 2014 have been derived from the Company’s audited consolidated financial statements included elsewhere herein. The consolidated statement of income data for the years ended December 31, 2012 and 2011, and the consolidated balance sheet data at December 31, 2013, 2012 and 2011 have been derived from the Company’s audited consolidated financial statements not included herein. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere herein.
Selected Consolidated Financial and Operating Data
(in millions, except per share and operating data)

	As of or For the Years Ended December 31,
Income Statement Data	2015	2014	2013	2012	2011
Revenues:
Net premiums	$8,570.7	$8,669.9	$8,254.0	$7,906.6	$7,335.7
Investment income, net of related expenses	1,734.5	1,713.7	1,699.9	1,436.2	1,281.2
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(57.4)	(7.8)	(12.7)	(15.9)	(30.9)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	—	(0.2)	(7.6)	3.9
Other investment related gains (losses), net	(107.3)	194.0	76.9	277.6	(9.1)
Total investment related gains (losses), net	(164.7)	186.2	64.0	254.1	(36.1)
Other revenues	277.7	334.4	300.5	244.0	248.7
Total revenues	10,418.2	10,904.2	10,318.4	9,840.9	8,829.5
Benefits and expenses:
Claims and other policy benefits	7,489.4	7,406.7	7,304.3	6,666.0	6,225.2
Interest credited	337.0	451.0	476.5	379.9	316.4
Policy acquisition costs and other insurance expenses	1,127.5	1,391.4	1,300.8	1,306.5	990.1
Other operating expenses	554.0	538.4	466.7	451.8	419.3
Interest expense	142.9	96.7	124.3	105.3	102.6
Collateral finance and securitization expense	22.6	11.5	10.5	12.2	12.4
Total benefits and expenses	9,673.4	9,895.7	9,683.1	8,921.7	8,066.0
Income before income taxes	744.8	1,008.5	635.3	919.2	763.5
Provision for income taxes	242.6	324.5	216.4	287.3	217.5
Net income	$502.2	$684.0	$418.9	$631.9	$546.0
Earnings Per Share
Basic earnings per share	$7.55	$9.88	$5.82	$8.57	$7.42
Diluted earnings per share	7.46	9.78	5.78	8.52	7.37
Weighted average diluted shares, in thousands	67,292	69,962	72,461	74,153	74,108
Dividends per share on common stock	$1.40	$1.26	$1.08	$0.84	$0.60
Balance Sheet Data
Total investments	$41,978.3	$36,696.1	$32,441.1	$32,912.2	$24,964.6
Total assets (1)	50,383.2	44,654.3	39,652.4	40,338.1	31,615.8
Policy liabilities(2)	37,370.8	30,892.2	28,386.1	27,886.6	21,139.7
Long-term debt (1)	2,297.5	2,297.7	2,196.1	1,798.8	1,403.2
Collateral finance and securitization notes (1)	899.2	774.0	480.9	646.1	645.4
Total stockholders’ equity	6,135.4	7,023.5	5,935.5	6,910.2	5,818.7
Total stockholders’ equity per share	94.09	102.13	83.87	93.47	79.31
Operating Data (in billions)
Assumed ordinary life reinsurance in force	$2,995.1	$2,943.5	$2,889.9	$2,927.6	$2,664.4
Assumed new business production	491.0	482.0	370.4	426.6	428.9

(1)	Prior period balances have been updated to conform with current period presentation for the adoption of the accounting standard update "Simplifying the Presentation of Debt Issuance Costs."

(2)	Policy liabilities include future policy benefits, interest-sensitive contract liabilities, and other policy claims and benefits.

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
Overview
RGA is an insurance holding company that was formed on December 31, 1992. The consolidated financial statements include the assets, liabilities, and results of operations of RGA and its subsidiaries, all of which are wholly owned (collectively, the Company).
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
Historically, the Company’s primary business has been traditional life reinsurance, which involves reinsuring life insurance policies that are often in force for the remaining lifetime of the underlying individuals insured, with premiums earned typically over a period of 10 to 30 years. Each year, however, a portion of the business under existing treaties terminates due to, among other things, lapses or voluntary surrenders of underlying policies, deaths of insureds, and the exercise of recapture options by ceding companies. The Company has expanded its non-traditional reinsurance business, including significant asset-intensive transactions, which allow its clients to take advantage of growth opportunities and manage their capital, longevity and investment risk.
As is customary in the reinsurance business, clients continually update, refine, and revise reinsurance information provided to the Company. Such revised information is used by the Company in preparation of its consolidated financial statements and the financial effects resulting from the incorporation of revised data are reflected in the current period.
The Company’s long-term profitability primarily depends on the volume and amount of death- and health-related claims incurred and the ability to adequately price the risks it assumes. While death claims are reasonably predictable over a period of many years, claims become less predictable over shorter periods and are subject to significant fluctuation from quarter to quarter and year to year. The Company believes its sources of liquidity are sufficient to cover potential claims payments on both a short-term and long-term basis.
The Company has geographic-based and business-based operational segments: U.S. and Latin America; Canada; Europe, Middle East and Africa; Asia Pacific; and Corporate and Other. Effective January 1, 2015, the Company further refined its reporting of the Canada; Europe, Middle East and Africa; and Asia Pacific segments into traditional and non-traditional businesses to reflect the expanded product offerings within its geographic-based segments. The Company has recently experienced growth and opportunity in its non-traditional businesses resulting from its efforts to meet the needs of its clients and adapt to the changing regulatory environment within the insurance industry. The non-traditional business primarily consists of asset-intensive, longevity, financial reinsurance and capital-motivated transactions that are sourced and managed by the Company’s Global Financial Solutions unit. The prior-period presentation has been adjusted to conform to the new segment reporting structure.
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
The Company is one of the leading life reinsurers in North America based on premiums and the amount of life reinsurance in force. Based on an industry survey of 2014 information prepared by Munich American at the request of the Society of Actuaries Reinsurance Section (“SOA survey”), the Company has the third-largest market share in North America as measured by individual life insurance in force. The Company’s approach to the North American market has been to:

•	focus on large, high-quality life insurers as clients;

•	provide quality facultative underwriting and automatic reinsurance capacity; and

•	deliver responsive and flexible service to its clients.
In 1994, the Company began using its North American underwriting expertise and industry knowledge to expand into international markets and now has operations in Australia, Barbados, Bermuda, China, France, Germany, Hong Kong, India, Ireland, Italy, Japan, Mexico, the Netherlands, New Zealand, Poland, Singapore, South Africa, South Korea, Spain, Taiwan, the UAE and the UK. The Company generally starts new operations from the ground up in these markets as opposed to acquiring existing operations, and it often enters these markets to support its North American clients as they expand internationally. Based on the compilation of information from competitors’ annual reports, the Company believes it is the third-largest global life and health reinsurer in the world based on 2014 life and health reinsurance premiums. The Company conducts business with the majority of the largest U.S. and international life insurance companies. The Company has also developed its capacity and expertise in the reinsurance of longevity risks, asset-intensive products (primarily annuities and corporate-owned life insurance) and financial reinsurance.

Industry Trends
The Company believes that the following trends in the life insurance industry will continue to create demand for life reinsurance.
Outsourcing of Mortality. The SOA survey indicates that U.S. life reinsurance in force has increased from $6.6 trillion in 2004 to $9.9 trillion at year-end 2014. The Company believes this trend reflects the continued utilization by life insurance companies of reinsurance to manage capital and mortality risk and to develop competitive products. However, the survey results indicate a decline in the percentage of new business being reinsured in recent years, which has caused premium growth rates in the U.S. life reinsurance market to moderate. The Company believes the decline in new business being reinsured is likely a reaction by ceding companies to a broad-based increase in reinsurance rates in the market, stronger capital positions maintained by ceding companies in recent years and a desire by ceding companies to adjust their risk profiles. However, the Company believes reinsurers will continue to be an integral part of the life insurance market due to their ability to efficiently aggregate a significant volume of life insurance in force, creating economies of scale and greater diversification of risk. As a result of having larger amounts of data at their disposal compared to primary life insurance companies, reinsurers tend to have better insights into mortality trends, creating more efficient pricing for mortality risk.
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
Consolidation and Reorganization Within the Life Reinsurance and Life Insurance Industry. As a result of consolidations over the last decade within the life reinsurance industry, there are fewer competitors. According to the SOA survey, as of December 31, 2014, the top five companies held approximately 79.6% of the market share in North America based on life reinsurance in force. As a consequence, the Company believes the life reinsurance pricing environment will remain attractive for the remaining life reinsurers, particularly those with a significant market presence and strong ratings.
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

•
In Force Block Reinsurance. Increasingly, there are occasions to grow the business by reinsuring in force blocks, as insurers and reinsurers seek to exit various non-core businesses and increase financial flexibility in order to, among other things, redeploy capital and pursue merger and acquisition activity. The Company continually seeks these types of opportunities.

2) Continue Growth in Selected International Markets and Products. The Company’s strategy includes building upon the expertise and relationships developed in its North American business platform to continue its growth in selected international markets and products, including:

•
International Markets. Management believes that international markets continue to offer opportunities for long-term growth, and the Company intends to capitalize on these opportunities by growing its presence in selected markets. Since 1994, the Company has entered new markets internationally, including, in the mid-to-late 1990s, Australia, Hong Kong, Japan, Malaysia, New Zealand, South Africa, Spain, Taiwan and the UK, and beginning in 2002, China, India and South Korea. The Company received regulatory approval to open a representative office in China in 2005 and received its branch license there in 2014; opened representative offices in Poland and Germany in 2006; opened new offices in France and Italy in 2007; opened a representative office in the Netherlands in 2009; and commenced operations in the UAE in 2011 and in Brazil in 2015. Before entering new markets, the Company evaluates several factors including:

◦the size of the insured population,
◦competition,
◦the level of reinsurance penetration,
◦regulation,
◦existing clients with a presence in the market, and
◦the economic, social and political environment.
As previously indicated, the Company generally starts new operations in these markets from the ground up as opposed to acquiring existing operations, and it often enters these markets to support its large international clients as they expand into additional markets. Many of the markets that the Company has entered since 1994, or may enter in the future, are not utilizing life reinsurance, including facultative life reinsurance, at the same levels as the North American market, and therefore, the Company believes these markets represent opportunities for increasing reinsurance penetration. In particular, management believes markets such as Japan, Southeast Asia and South Korea are beginning to realize the benefits that reinsurers bring to the life insurance market. Markets such as China and India represent longer-term opportunities for growth as the underlying direct life insurance markets grow to meet the needs of growing middle-class populations. Additionally, the Company believes that regulatory changes (e.g., Solvency II) in European markets may cause ceding companies to reduce counterparty exposure to their existing life reinsurers and reinsure more business, creating opportunities for the Company.

•
Asset-intensive and Longevity Reinsurance and Other Products. The Company intends to continue leveraging its existing client relationships and reinsurance expertise to create customized reinsurance products and solutions. Industry trends, particularly the increased pace of consolidation and reorganization among life insurance companies and changes in products and product distribution, are expected to enhance existing opportunities for asset-intensive and longevity reinsurance and other products. The Company began reinsuring annuities with guaranteed minimum benefits on a limited basis in 2007. To date, most of the Company’s asset-intensive reinsurance business has been written in the U.S. and the UK; however, additional opportunities outside of the U.S. continue to develop. The Company also provides longevity reinsurance in Europe and Canada, and in 2008 entered the U.S. healthcare reinsurance market with a primary focus on long-term care and Medicare supplement insurance. In 2010, the Company expanded into the group reinsurance market in North America with the acquisition of Reliastar Life Insurance Company’s U.S. and Canada operations.

Results of Operations
Consolidated
Consolidated net income decreased $181.9 million, or 26.6%, and increased $265.2 million, or 63.3%, in 2015 and 2014, respectively. Diluted earnings per share on net income were $7.46 in 2015 compared to $9.78 in 2014 and $5.78 in 2013.
Consolidated income before income taxes decreased $263.7 million, or 26.2%, and increased $373.3 million, or 58.8% in 2015 and 2014, respectively. The decrease in income before income taxes in 2015 was primarily due to unfavorable mortality experience compared to the prior year, a decrease in investment related gains and adverse foreign currency fluctuations. The decrease in investment related gains reflects inverse changes in the fair value of embedded derivatives on modco or funds withheld treaties in 2014 and 2015, primarily due to changes in credit spreads. The unrealized gains and losses associated with these embedded derivatives, after adjustment for deferred acquisition costs, reduced income before income taxes by $109.6 million in 2015, as compared to 2014. The decrease in investment related gains also reflects an increase in impairments on fixed maturity securities of $49.6 million in 2015 compared to 2014.
Net income in 2014 benefited from the release of liabilities established for uncertain tax positions due to the closure with the U.S. Internal Revenue Service of tax returns for a recent five-year period. As a result of that release and other adjustments, the provision for income taxes in 2014 was reduced and accrued interest expense of approximately $43.9 million was reversed. The effect of recognizing the closure of these tax years and other related adjustments increased net income by $33.0 million.
The increase in income before income taxes in 2014 is mainly attributable to the Asia Pacific segment's transition from a loss of $226.7 million in 2013, to income of $102.3 million in 2014. The loss in the Asia Pacific segment during 2013 reflects an increase in Australian group claims liabilities primarily related to total and permanent disability coverage and disability income benefits as well as poor claims experience in the Australian operation’s individual lump sum and individual disability businesses.
In addition, the increase in income before income taxes in 2014 reflects higher premiums and increases in both investment related gains and other revenues. The increase in other revenues in 2014 is primarily due to fee income on financial reinsurance transactions in addition to recapture fees and reinstatement fees recognized in the Asia Pacific segment, offset somewhat by the recognition in other revenues of gains on the repurchase of collateral finance securities of $46.5 million in 2013.
Foreign currency exchange fluctuations resulted in decreases to income before income taxes of approximately $55.1 million and $16.9 million in 2015 and 2014, respectively.
The Company recognizes in consolidated income, any changes in the value of embedded derivatives on modco or funds withheld treaties, equity-indexed annuity treaties (“EIAs”) and variable annuity products. The combined changes in these three types of embedded derivatives, after adjustment for deferred acquisition costs and retrocession, resulted in a decrease to income before income taxes of approximately $191.6 million and $57.5 million in 2015 and 2014, respectively, as compared to the prior years. These fluctuations do not affect current cash flows, crediting rates or spread performance on the underlying treaties. Therefore, management believes it is helpful to distinguish between the effects of changes in these embedded derivatives, net of related hedging activity, and the primary factors that drive profitability of the underlying treaties, namely investment income, fee income, and interest credited. The individual effect on income before income taxes for these three types of embedded derivatives is as follows:

•
The change in the value of embedded derivatives related to reinsurance treaties written on a modco or funds withheld basis are subject to the general accounting principles for Derivatives and Hedging related to embedded derivatives. The unrealized gains and losses associated with these embedded derivatives, after adjustment for deferred acquisition costs, decreased income before income taxes by $109.6 million in 2015 and increased it by $40.4 million in 2014, respectively, as compared to the prior years.

•
Changes in risk-free rates used in the fair value estimates of embedded derivatives associated with EIAs affect the amount of unrealized gains and losses the Company recognizes. The unrealized gains and losses associated with EIAs, after adjustment for deferred acquisition costs and retrocession, increased income before income taxes by $5.1 million in 2015 and decreased it by $32.5 million in 2014, respectively, as compared to the prior years.

•
The change in the Company’s liability for variable annuities associated with guaranteed minimum living benefits affects the amount of unrealized gains and losses the Company recognizes. The unrealized gains and losses associated with guaranteed minimum living benefits, after adjustment for deferred acquisition costs, decreased income before income taxes by $87.1 million and $65.4 million in 2015 and 2014, respectively, as compared to the prior years.

Consolidated net premiums decreased $99.1 million, or 1.1%, and increased $415.8 million, or 5.0%, in 2015 and 2014, respectively. The decrease in 2015 is due primarily to adverse foreign currency fluctuations and a large retrocession transaction completed during the fourth quarter of 2014, partially offset by additional premiums from new business from both new and existing treaties. The retrocession transaction reduced the U.S. and Latin America Traditional segment premiums by approximately $321.4 million in 2015, compared to 2014. The increase in 2014 was primarily due to growth in life reinsurance in force, before the effect of foreign currency fluctuations. Foreign currency fluctuations relative to the prior year affected net premiums unfavorably by approximately $473.5 million and $111.2 million in 2015 and 2014, respectively. Consolidated assumed life insurance in force was $2,995.1 billion, $2,943.5 billion and $2,889.9 billion as of December 31, 2015, 2014 and 2013, respectively. Foreign currency fluctuations affected the increases in assumed life insurance in force unfavorably by $146.5 billion and $121.4 billion in 2015 and 2014, respectively. The Company added new business production, measured by face amount of insurance in force, of $491.0 billion, $482.0 billion and $370.4 billion during 2015, 2014 and 2013, respectively. Premiums on U.S. and Latin America health and group reinsurance contributed $84.5 million and $120.0 million to the increase in net premiums in 2015 and 2014, respectively.
Consolidated investment income, net of related expenses, increased $20.8 million, or 1.2%, and $13.8 million, or 0.8%, in 2015 and 2014, respectively, primarily due to increases in the average asset base. Market value changes related to the Company’s funds withheld at interest investment associated with the reinsurance of certain EIAs offset the increase in investment income by $108.8 million and $93.5 million in 2015 and 2014, respectively. The effect on investment income of the EIAs' market value changes is substantially offset by a corresponding change in interest credited to policyholder account balances resulting in an insignificant effect on net income. Average invested assets at amortized cost, excluding spread related business, totaled $20.8 billion, $19.9 billion and $18.1 billion in 2015, 2014 and 2013, respectively. The average yield earned on investments, excluding spread related business, was 4.82%, 4.82% and 4.73% in 2015, 2014 and 2013, respectively. The yield in 2015 benefited from the cumulative effect of income related to a funds withheld transaction executed in the fourth quarter of 2015 within the U.S. and Latin America Traditional segment, retroactive to the beginning of the year. In addition, the yield in 2014 benefited from higher than expected mortgage loan prepayment fees and bond make-whole premiums. The average yield will vary from year to year depending on a number of variables, including the prevailing interest rate and credit spread environment, prepayment fees and make-whole premiums, changes in the mix of the underlying investments and cash balances, and the timing of dividends and distributions on certain investments. Any continued low interest rate environment, particularly in the U.S. and Canada, would be expected to continue to put downward pressure on this yield.
Total investment related gains (losses), net, declined by $350.9 million, or 188.5% in 2015, and improved by $122.2 million, or 191.0% in 2014. The decline in 2015 was primarily due to an unfavorable change in the value of embedded derivatives related to reinsurance treaties written on a modco or funds withheld basis of $297.2 million. Conversely, the improvement in 2014 is primarily due to a favorable change in the value of embedded derivatives related to reinsurance treaties written on a modco or funds withheld basis of $128.2 million. Investment impairments on fixed maturity securities increased by $49.6 million in 2015 and decreased by $5.1 million in 2014, compared to the prior years. See Note 4 - “Investments” and Note 5 - “Derivative Instruments” in the Notes to Consolidated Financial Statements for additional information on investment related gains (losses), net, and derivatives. Investment income is allocated to the operating segments based upon average assets and related capital levels deemed appropriate to support segment operations.
The effective tax rate on a consolidated basis was 32.6%, 32.2% and 34.1% for 2015, 2014, and 2013, respectively. The effective tax rates for 2015, 2014, and 2013 are affected by earnings of non-U.S. subsidiaries in which the Company is permanently reinvested whose statutory tax rates are less than the U.S. statutory tax rate of 35.0%, Subpart F income, tax benefits related to the release of uncertain tax positions and differences in tax bases in foreign jurisdictions. Both Canada and Ireland statutory rates are less than the U.S. statutory rate resulting in the legal entities in these jurisdictions giving rise to the majority of the foreign rate differential. See Note 9 - “Income Tax” in the Notes to Consolidated Financial Statements for additional information on the Company’s consolidated effective tax rate.
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
Premiums Receivable
Premiums are accrued when due and in accordance with information received from the ceding company. When the Company enters into a new reinsurance agreement, it records accruals based on the terms of the reinsurance treaty. Similarly, when a ceding company fails to report information on a timely basis, the Company records accruals based on the terms of the reinsurance treaty as well as historical experience. Other management estimates include adjustments for increased insurance in force on existing treaties, lapsed premiums given historical experience, the financial health of specific ceding companies, collateral value and the legal right of offset on related amounts (i.e. allowances and claims) owed to the ceding company. Under the legal right of offset provisions in its reinsurance treaties, the Company can withhold payments for allowances and claims from unpaid premiums.
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
The Company tests the recoverability for each year of business at issue before establishing additional DAC. The Company also performs annual tests to establish that DAC remain recoverable at all times, and if financial performance significantly deteriorates to the point where a deficiency exists, a cumulative charge to current operations will be recorded. No such adjustments related to DAC recoverability were made in 2015, 2014 and 2013.
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
U.S. and Latin America Operations
U.S. and Latin America operations consist of two major segments: Traditional and Non-Traditional. The Traditional segment primarily specializes in individual mortality-risk reinsurance and to a lesser extent, group, health and long-term care reinsurance. The Non-Traditional segment consists of Asset-Intensive and Financial Reinsurance. Asset-Intensive within the Non-Traditional segment provides coinsurance of annuities and corporate-owned life insurance policies and to a lesser extent also issues fee-based synthetic guaranteed investment contracts, which include investment-only, stable value contracts. Financial Reinsurance within the Non-Traditional segment primarily involves assisting ceding companies in meeting applicable regulatory requirements by enhancing the ceding companies’ financial strength and regulatory surplus position. Typically these transactions do not qualify as reinsurance under GAAP, due to the low-risk nature of the transactions, so only the related net fees are reflected in other revenues on the consolidated statements of income.

For the year ended December 31, 2015		Non-Traditional
	Traditional	Asset-Intensive	Financial Reinsurance	Total U.S. and Latin America
(dollars in thousands)
Revenues:
Net premiums	$4,806,706	$22,177	$—	$4,828,883
Investment income, net of related expenses	636,779	560,701	5,479	1,202,959
Investment related gains (losses), net	2,306	(118,482)	—	(116,176)
Other revenues	19,235	105,389	68,601	193,225
Total revenues	5,465,026	569,785	74,080	6,108,891
Benefits and expenses:
Claims and other policy benefits	4,366,696	66,146	—	4,432,842
Interest credited	77,500	244,318	—	321,818
Policy acquisition costs and other insurance expenses	673,331	85,760	10,193	769,284
Other operating expenses	111,728	20,615	8,870	141,213
Total benefits and expenses	5,229,255	416,839	19,063	5,665,157
Income before income taxes	$235,771	$152,946	$55,017	$443,734

For the year ended December 31, 2014		Non-Traditional
	Traditional	Asset-Intensive	Financial Reinsurance	Total U.S. and Latin America
(dollars in thousands)
Revenues:
Net premiums	$4,725,505	$20,079	$—	$4,745,584
Investment income, net of related expenses	552,805	639,794	4,491	1,197,090
Investment related gains (losses), net	1,443	152,039	(111)	153,371
Other revenues	3,515	115,032	82,819	201,366
Total revenues	5,283,268	926,944	87,199	6,297,411
Benefits and expenses:
Claims and other policy benefits	4,130,308	19,848	—	4,150,156
Interest credited	51,184	382,539	—	433,723
Policy acquisition costs and other insurance expenses	641,785	256,989	25,256	924,030
Other operating expenses	108,346	16,882	9,685	134,913
Total benefits and expenses	4,931,623	676,258	34,941	5,642,822
Income before income taxes	$351,645	$250,686	$52,258	$654,589

For the year ended December 31, 2013		Non-Traditional
	Traditional	Asset-Intensive	Financial Reinsurance	Total U.S. and Latin America
(dollars in thousands)
Revenues:
Net premiums	$4,563,490	$22,521	$—	$4,586,011
Investment income, net of related expenses	543,824	716,658	4,624	1,265,106
Investment related gains (losses), net	4,921	44,416	(392)	48,945
Other revenues	3,706	114,098	60,893	178,697
Total revenues	5,115,941	897,693	65,125	6,078,759
Benefits and expenses:
Claims and other policy benefits	3,963,168	28,244	—	3,991,412
Interest credited	53,285	415,149	—	468,434
Policy acquisition costs and other insurance expenses	625,971	239,661	12,771	878,403
Other operating expenses	95,931	14,291	7,053	117,275
Total benefits and expenses	4,738,355	697,345	19,824	5,455,524
Income before income taxes	$377,586	$200,348	$45,301	$623,235
Income before income taxes for the U.S. and Latin America operations segment decreased by $210.9 million, or 32.2%, and increased by $31.4 million, or 5.0%, in 2015 and 2014, respectively. The decrease in income before income taxes in 2015 was primarily due to adverse claims experience in both the individual and group lines of business as well as changes in the value of the embedded derivatives associated with reinsurance treaties structured on a modco or funds withheld basis.
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
Income before income taxes for the U.S. and Latin America Traditional segment decreased by $115.9 million, or 33.0%, and $25.9 million, or 6.9% in 2015 and 2014, respectively. These decreases reflect deterioration in claims experience primarily due to elevated claims in both the individual life and group lines of business. In 2015, there was an increase in the average claim size, mostly in older issue-age policies. The group line of business experienced an increase in both new and reopened disability claims. The poor claims experience was somewhat offset by additional investment income primarily due to an increase in the overall asset base as well as pre-payments in the Traditional investment portfolios.

Net premiums increased $81.2 million, or 1.7%, and $162.0 million, or 3.6% in 2015 and 2014, respectively. These increases in net premiums were driven primarily by the growth in individual life business in force and health and group reinsurance. Offsetting the growth somewhat in 2015 and 2014 was a large retrocession transaction completed during the fourth quarter of 2014, which reduced U.S. Traditional premiums by approximately $451.1 million and $130.0 million in 2015 and 2014, respectively. The segment added new life business production, measured by face amount of insurance in force, of $203.9 billion, $176.9 billion and $95.6 billion during 2015, 2014 and 2013, respectively. Contributing to the increases in 2015 and 2014 were large in force block transactions of $114.5 billion and $101.9 billion, respectively. Total face amount of life business in force was $1,594.3 billion, $1,483.9 billion and $1,397.0 billion as of December 31, 2015, 2014 and 2013, respectively. Premiums on health and group reinsurance contributed $84.5 million and $120.0 million to the increase in net premiums in 2015 and 2014, respectively.
Net investment income increased $84.0 million, or 15.2%, and $9.0 million, or 1.7%, in 2015 and 2014, respectively, primarily due to growth in the average invested asset base offset by lower yields in both years. Additionally in 2015, investment income benefited from the cumulative effect of investment income related to a funds withheld transaction retroactive to the beginning of the year. Investment related gains increased by $0.9 million in 2015, and decreased by $3.5 million in 2014. Investment income is allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support segment operations. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Claims and other policy benefits as a percentage of net premiums (“loss ratios”) were 90.8%, 87.4% and 86.8% in 2015, 2014 and 2013, respectively. The increase in the loss ratio in 2015 was primarily due to an increase in the average claim size, most notably for older issue-age policies within its individual mortality block of business. Lower profit margins may emerge for the foreseeable future while this cohort of business fully runs its course. In addition, the group disability business was negatively affected by an increase in new and reopened claims. Although reasonably predictable over a period of years, claims experience can be volatile over shorter periods.
Interest credited expense increased by $26.3 million, or 51.4%, in 2015 and decreased by $2.1 million, or 3.9%, in 2014. The variances in interest credited expense are largely offset by variances in investment income. The increase in 2015 can be attributed to the acquisition of Aurora National. The decrease in 2014 can be attributed to one treaty in which the most prevalent credited loan rate decreased, partially offset by a slight increase in its asset base. Interest credited in this segment relates to amounts credited on cash value products which also have a significant mortality component. Income before income taxes is affected by the spread between the investment income and the interest credited on the underlying products.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 14.0%, 13.6% and 13.7% in 2015, 2014 and 2013, respectively. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels within coinsurance-type arrangements. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary. Also, the mix of first year coinsurance business versus yearly renewable term business can cause the percentage to fluctuate from period to period. In recent years, the mix of business has been premiums weighted toward yearly renewable term which has contributed to relatively stable rates.
Other operating expenses increased $3.4 million, or 3.1%, and $12.4 million, or 12.9% in 2015 and 2014, respectively. Contributing to the increase in 2014 was both higher compensation costs and increased information technology costs. Other operating expenses, as a percentage of net premiums, were 2.3%, 2.3% and 2.1% in 2015, 2014 and 2013, respectively. The expense ratio tends to fluctuate only slightly from period to period due to maturity and scale of this segment.
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

For the year ended December 31,	2015	2014	2013
(dollars in thousands)
Revenues:
Total revenues	$569,785	$926,944	$897,693
Less:
Embedded derivatives – modco/funds withheld treaties	(101,300)	201,464	68,285
Guaranteed minimum benefit riders and related free standing derivatives	(7,658)	(34,825)	(19,627)
Revenues before certain derivatives	678,743	760,305	849,035
Benefits and expenses:
Total benefits and expenses	416,839	676,258	697,345
Less:
Embedded derivatives – modco/funds withheld treaties	(58,754)	128,872	41,068
Guaranteed minimum benefit riders and related free standing derivatives	1,750	(9,461)	(8,346)
Equity-indexed annuities	(2,686)	2,371	(30,082)
Benefits and expenses before certain derivatives	476,529	554,476	694,705
Income (loss) before income taxes:
Income before income taxes	152,946	250,686	200,348
Less:
Embedded derivatives – modco/funds withheld treaties	(42,546)	72,592	27,217
Guaranteed minimum benefit riders and related free standing derivatives	(9,408)	(25,364)	(11,281)
Equity-indexed annuities	2,686	(2,371)	30,082
Income before income taxes and certain derivatives	$202,214	$205,829	$154,330
Embedded Derivatives - Modco/Funds Withheld Treaties - Represents the change in the fair value of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis. The fair value changes of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in benefits and expenses. The Company's utilization of a credit valuation adjustment did not have a material effect on the change in fair value of these embedded derivatives for the years ended December 31, 2015, 2014 and 2013.
The change in fair value of the embedded derivatives - modco/funds withheld treaties decreased income before income taxes by $42.5 million in 2015, compared to increases of $72.6 million and $27.2 million in 2014 and 2013, respectively. The decrease in income in 2015 was primarily due to increasing risk-free rates and widening credit spreads. The increases in income in 2014 and 2013 were primarily due to tightening credit spreads and changes in risk free rates.
Guaranteed Minimum Benefit Riders - Represents the impact related to guaranteed minimum benefits associated with the Company’s reinsurance of variable annuities. The fair value changes of the guaranteed minimum benefits along with the changes in fair value of the free standing derivatives (interest rate swaps, financial futures and equity options), purchased by the Company to substantially hedge the liability are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in benefits and expenses. The Company's utilization of a credit valuation adjustment did not have a material effect on the change in fair value of these embedded derivatives for the years ended December 31, 2015, 2014 and 2013.
The change in fair value of the guaranteed minimum benefits, after allowing for changes in the associated free standing derivatives, decreased income before income taxes by $9.4 million, $25.4 million and $11.3 million in 2015, 2014 and 2013, respectively. The decrease in income in 2015 was primarily due to updating policyholder assumptions. The decrease in income in 2014 was the result of declining interest rates and updating policyholder assumptions. The decrease in income in 2013 was due to updating policyholder assumptions which was partially offset by increasing interest rates and declining volatility.
Equity-Indexed Annuities - Represents changes in the liability for equity-indexed annuities in excess of changes in account value, after adjustments for related deferred acquisition expenses. The change in fair value of embedded derivative liabilities associated with equity-indexed annuities increased (decreased) income before income taxes by $2.7 million, $(2.4) million and $30.1 million, in 2015, 2014 and 2013, respectively. The increase in income in 2015 and decrease in 2014 was due to policyholder experience. The increase in income in 2013 was primarily due to rising equity markets.

Discussion and analysis before certain derivatives
Income before income taxes and certain derivatives decreased by $3.6 million and increased by $51.5 million in 2015 and 2014, respectively. The decrease in income in 2015 was primarily due to the impact of lower fees received from the prepayment of commercial mortgage loans, lower income associated with the reinsurance of variable annuities, and lower investment related gains (losses), net of the corresponding impact to deferred acquisition costs, associated with funds withheld and coinsurance portfolios. This decrease was largely offset by income associated with the acquisition of Aurora National. The increase in income in 2014 was primarily due to prepayment fees associated with certain commercial mortgage loans and higher investment related gains (losses), net of the corresponding impact to deferred acquisition costs, associated with funds withheld and coinsurance portfolios. Funds withheld capital gains (losses) are reported through investment income while coinsurance activity is reflected in investment related gains (losses), net.
Revenue before certain derivatives decreased by $81.6 million and $88.7 million in 2015 and 2014, respectively. These decreases were primarily due to the decline in fair value of equity options associated with the reinsurance of certain EIAs. The decrease in 2015 was partially offset by an increase in investment income associated with the acquisition of Aurora National. The effect on investment income related to equity options is substantially offset by a corresponding change in interest credited.
Benefits and expenses before certain derivatives decreased by $77.9 million and $140.2 million in 2015 and 2014, respectively. These decreases were primarily due to lower interest credited associated with the reinsurance of EIAs and fixed annuities. The decrease in 2015 was partially offset by the benefits associated with the acquisition of Aurora National. The effect on interest credited related to equity options is substantially offset by a corresponding change in investment income. Additionally, 2014 reflects a decrease in deferred acquisition expenses related to investment related gains and losses associated with funds withheld and coinsurance portfolios.
The invested asset base supporting this segment increased to $12.9 billion as of December 31, 2015 from $10.9 billion as of December 31, 2014. The increase of $2.0 billion in 2015 was primarily due to the acquisition of Aurora National. As of December 31, 2015 and 2014, $4.1 billion and $4.3 billion, respectively, of the invested assets were funds withheld at interest, of which 98.6% and 98.7%, respectively, was associated with one client.
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
Income before income taxes increased by $2.8 million, or 5.3%, and $7.0 million, or 15.4%, in 2015 and 2014, respectively. The increases in 2015 and 2014 were primarily related to the growth from new transactions.
At December 31, 2015, 2014 and 2013, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures, was $7.2 billion, $6.0 billion and $4.4 billion, respectively. The increases in both 2015 and 2014 can primarily be attributed to an increase in the number of new transactions executed each year and is consistent with the increase in related income. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and, therefore, can fluctuate from period to period.
Canada Operations
The Company conducts reinsurance business in Canada primarily through RGA Canada, which assists clients with capital management activity and mortality and morbidity risk management. The Canada operations are primarily engaged in Traditional reinsurance, which consists mainly of traditional individual life reinsurance, as well as creditor, group life and health and living benefits (disability and critical illness) reinsurance. Creditor insurance covers the outstanding balance on personal, mortgage or commercial loans in the event of death, disability or critical illness and is generally shorter in duration than traditional individual life insurance. The Canada operations are also engaged in Non-Traditional reinsurance which consists of longevity and financial reinsurance.

For the year ended December 31, 2015	Traditional	Non-Traditional	Total Canada
(dollars in thousands)
Revenues:
Net premiums	$838,894	$37,969	$876,863
Investment income, net of related expenses	182,621	1,436	184,057
Investment related gains (losses), net	(1,503)	—	(1,503)
Other revenues	3,000	5,629	8,629
Total revenues	1,023,012	45,034	1,068,046
Benefits and expenses:
Claims and other policy benefits	670,459	29,251	699,710
Interest credited	18	—	18
Policy acquisition costs and other insurance expenses	192,729	552	193,281
Other operating expenses	35,631	1,329	36,960
Total benefits and expenses	898,837	31,132	929,969
Income before income taxes	$124,175	$13,902	$138,077

For the year ended December 31, 2014	Traditional	Non-Traditional	Total Canada
(dollars in thousands)
Revenues:
Net premiums	$953,389	$21,192	$974,581
Investment income, net of related expenses	193,610	2,595	196,205
Investment related gains (losses), net:	4,445	80	4,525
Other revenues	2,071	4,483	6,554
Total revenues	1,153,515	28,350	1,181,865
Benefits and expenses:
Claims and other policy benefits	784,437	20,116	804,553
Interest credited	33	—	33
Policy acquisition costs and other insurance expenses	234,599	581	235,180
Other operating expenses	39,011	1,388	40,399
Total benefits and expenses	1,058,080	22,085	1,080,165
Income before income taxes	$95,435	$6,265	$101,700

For the year ended December 31, 2013	Traditional	Non-Traditional	Total Canada
(dollars in thousands)
Revenues:
Net premiums	$939,013	$23,298	$962,311
Investment income, net of related expenses	201,986	2,865	204,851
Investment related gains (losses), net:	17,002	8	17,010
Other revenues	845	—	845
Total revenues	1,158,846	26,171	1,185,017
Benefits and expenses:
Claims and other policy benefits	736,982	21,537	758,519
Interest credited	46	—	46
Policy acquisition costs and other insurance expenses	220,838	800	221,638
Other operating expenses	39,309	1,187	40,496
Total benefits and expenses	997,175	23,524	1,020,699
Income before income taxes	$161,671	$2,647	$164,318
Income before income taxes increased by $36.4 million, or 35.8%, and decreased by $62.6 million, or 38.1%, in 2015 and 2014, respectively. The increase in income in 2015 was primarily due to favorable traditional individual life mortality experience, compared to the prior year. The decrease in income in 2014 was primarily due to unfavorable traditional individual life mortality experience compared to the prior year and a decline of $12.5 million in net investment related gains. Foreign currency exchange fluctuation in the Canadian dollar resulted in a decrease in income before income taxes of approximately $22.3 million and $8.0 million in 2015 and 2014, respectively.
Traditional Reinsurance
Income before income taxes increased by $28.7 million, or 30.1%, and decreased by $66.2 million, or 41.0%, in 2015 and 2014, respectively. The increase in income before income taxes in 2015 was primarily due to favorable traditional life mortality experience compared to 2014. The decrease in income before income taxes in 2014 was primarily due to unfavorable mortality experience compared to 2013. Foreign currency exchange fluctuation in the Canadian dollar resulted in a decrease in income before income taxes of approximately $20.3 million and $7.5 million in 2015 and 2014, respectively.
Net premiums decreased $114.5 million, or 12.0%, and increased by $14.4 million, or 1.5%, in 2015 and 2014, respectively. Net premiums in both years were adversely affected by currency exchange fluctuation in the Canadian dollar, which resulted in a decrease in net premiums of approximately $130.4 million and $68.8 million in 2015 and 2014, respectively. Offsetting the adverse effect of currency exchange were increased premiums due to new business from both new and existing treaties. In addition, creditor premiums decreased by $36.3 million in 2015 and increased by $34.6 million in 2014. The segment added new business production, measured by face amount of insurance in force, of $38.6 billion, $48.3 billion and $46.0 billion during 2015, 2014 and 2013, respectively. Premium levels can be significantly influenced by currency fluctuations, large transactions, mix of business and reporting practices of ceding companies, and therefore may fluctuate from period to period.
Net investment income decreased $11.0 million, or 5.7%, and $8.4 million, or 4.1%, in 2015 and 2014, respectively. The effect of changes in the Canadian dollar exchange rates resulted in a decrease in net investment income of approximately $28.9 million and $14.0 million in 2015 and 2014, respectively. These decreases were offset somewhat by growth in the invested asset base. A portion of investment income is allocated to the segments based upon average assets and related capital levels deemed appropriate to support segment operations. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments. The increases in investment income, excluding the impact of foreign exchange, were mainly the result of increases in the average invested asset base due to growth in the underlying business volume, offset by decreases in investment yields.
Loss ratios for the segment were 79.9%, 82.3% and 78.5% in 2015, 2014 and 2013, respectively. The decrease in the 2015 loss ratio is due to favorable traditional individual life mortality experience. The increase in the 2014 loss ratio is due to unfavorable mortality experience. Loss ratios for the traditional individual life mortality business were 92.4%, 99.6% and 93.9% in 2015, 2014 and 2013, respectively. Historically, the loss ratio increased primarily as the result of several large permanent level premium in force blocks assumed in 1997 and 1998. These blocks are mature blocks of long-term permanent level premium business in which mortality as a percentage of net premiums is expected to be higher than historical ratios. The nature of permanent level premium policies requires the Company to set up actuarial liabilities and invest the amounts received in excess of early-year claims costs to fund claims in later years when premiums, by design, continue to be level as compared to expected increasing mortality or claim costs. Excluding creditor business, claims and other policy benefits, as a percentage of net premiums and investment income were 72.2%, 77.8% and 72.6% in 2015, 2014 and 2013, respectively.
Policy acquisition costs and other insurance expenses as a percentage of net premiums for traditional individual life business were 23.0%, 24.6% and 23.5% in 2015, 2014 and 2013, respectively. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels and product mix. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary.
Other operating expenses decreased by $3.4 million, or 8.7%, and $0.3 million, or 0.8%, in 2015 and 2014, respectively. The effect of changes in the Canadian dollar exchange rates resulted in decreases in operating expenses of approximately $5.5 million and $2.0 million in 2015 and 2014, respectively. Other operating expenses as a percentage of net premiums were 4.2%, 4.1% and 4.2% in 2015, 2014 and 2013, respectively.
Non-Traditional Reinsurance
Income before income taxes increased by $7.6 million, or 121.9%, and $3.6 million, or 136.7%, in 2015 and 2014, respectively. The increases in income in 2015 and 2014 were primarily due to fees associated with financial reinsurance. In addition, 2015 reflects an increase in income from new longevity reinsurance transactions. Foreign currency exchange fluctuation in the Canadian dollar resulted in a decrease in income before income taxes of approximately $1.9 million and $0.5 million in 2015 and 2014, respectively.
Net premiums increased $16.8 million, or 79.2%, and decreased by $2.1 million, or 9.0%, in 2015 and 2014, respectively. The increase in 2015 is the result of new longevity reinsurance transactions completed during the year. Foreign currency exchange fluctuation in the Canadian dollar resulted in a decrease in net premiums of approximately $6.0 million and $1.5 million in 2015 and 2014, respectively.
Net investment income decreased $1.2 million, or 44.7%, and $0.3 million, or 9.4%, in 2015 and 2014, respectively. The decrease in net investment income in 2015 was primarily due to a reduction in the invested asset base. Net investment income in 2015 and 2014 were adversely affected by currency fluctuation in the Canadian dollar, resulting in decreases of approximately $0.2 million in each year. A portion of investment income is allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.

Other revenues increased by $1.1 million and $4.5 million in 2015 and 2014, respectively. The increase in other revenues in 2014 is primarily due to fees associated with financial reinsurance.
Claims and other policy benefits increased $9.1 million, or 45.4%, and decreased by $1.4 million, or 6.6%, in 2015 and 2014, respectively. The increase in 2015 was a result of new longevity reinsurance transactions completed during the year. Although reasonably predictable over a period of years, claims can be volatile over shorter periods. Management views the 2014 experience as normal short-term volatility that is inherent in the business.
Europe, Middle East and Africa Operations
The Europe, Middle East and Africa (“EMEA”) segment includes business generated by its offices principally in the United Kingdom (“UK”), South Africa, France, Germany, Ireland, Italy, the Netherlands, Poland, Spain and the United Arab Emirates. EMEA consists of two major segments: Traditional and Non-Traditional. The Traditional segment primarily provides reinsurance through yearly renewable term and coinsurance agreements on a variety of life, health and critical illness products. Reinsurance agreements may be facultative or automatic agreements covering primarily individual risks and, in some markets, group risks. The Non-Traditional segment consists of reinsurance and other transactions associated with longevity closed blocks, payout annuities, capital management solutions and financial reinsurance.

For the year ended December 31, 2015	Traditional	Non-Traditional	Total EMEA
(dollars in thousands)
Revenues:
Net premiums	$1,121,540	$171,830	$1,293,370
Investment income, net of related expenses	51,370	73,432	124,802
Investment related gains (losses), net	8,397	10,170	18,567
Other revenues	9,435	31,234	40,669
Total revenues	1,190,742	286,666	1,477,408
Benefits and expenses:
Claims and other policy benefits	969,596	161,917	1,131,513
Interest credited	9,629	—	9,629
Policy acquisition costs and other insurance expenses	63,042	(1,100)	61,942
Other operating expenses	100,065	17,404	117,469
Total benefits and expenses	1,142,332	178,221	1,320,553
Income before income taxes	$48,410	$108,445	$156,855

For the year ended December 31, 2014	Traditional	Non-Traditional	Total EMEA
(dollars in thousands)
Revenues:
Net premiums	$1,157,407	$216,562	$1,373,969
Investment income, net of related expenses	52,086	55,043	107,129
Investment related gains (losses), net	23,192	15,522	38,714
Other revenues	2,364	35,671	38,035
Total revenues	1,235,049	322,798	1,557,847
Benefits and expenses:
Claims and other policy benefits	997,760	204,110	1,201,870
Interest credited	15,571	—	15,571
Policy acquisition costs and other insurance expenses	56,972	(2,356)	54,616
Other operating expenses	104,441	19,707	124,148
Total benefits and expenses	1,174,744	221,461	1,396,205
Income before income taxes	$60,305	$101,337	$161,642

For the year ended December 31, 2013	Traditional	Non-Traditional	Total EMEA
(dollars in thousands)
Revenues:
Net premiums	$1,069,375	$151,368	$1,220,743
Investment income, net of related expenses	49,212	2,822	52,034
Investment related gains (losses), net	8,849	127	8,976
Other revenues	2,221	21,038	23,259
Total revenues	1,129,657	175,355	1,305,012
Benefits and expenses:
Claims and other policy benefits	950,310	116,537	1,066,847
Interest credited	6,114	—	6,114
Policy acquisition costs and other insurance expenses	53,043	(809)	52,234
Other operating expenses	88,781	16,483	105,264
Total benefits and expenses	1,098,248	132,211	1,230,459
Income before income taxes	$31,409	$43,144	$74,553
Income before income taxes decreased by $4.8 million, or 3.0%, and increased by $87.1 million, or 116.8%, in 2015 and 2014, respectively. The decrease in income before income taxes in 2015 was primarily due to unfavorable foreign currency exchange fluctuations partially offset by increased payout annuity and longevity business volumes. The increase in income before income taxes in 2014 was primarily due to increased business volumes, most notably in payout annuity, longevity and fee income treaties. In addition, investment related gains increased in 2014 largely due to asset repositioning related to a payout annuity reinsurance transaction executed during the year. Foreign currency exchange fluctuations contributed to a decrease in income before income taxes of approximately $15.4 million and an increase of approximately $5.1 million in 2015 and 2014, respectively.
Traditional Reinsurance
Income before income taxes decreased by $11.9 million, or 19.7%, and increased by $28.9 million, or 92.0%, in 2015 and 2014, respectively. The decrease in income before income taxes in 2015 was primarily due to variability in claims experience and foreign currency exchange fluctuations. The increase in income before income taxes in 2014 was primarily due to increased business volumes. Foreign currency exchange fluctuations contributed to a decrease in income before income taxes of approximately $4.2 million and an increase of $1.7 million in 2015 and 2014, respectively.
Net premiums decreased by $35.9 million, or 3.1%, and increased by $88.0 million, or 8.2%, in 2015 and 2014, respectively. The decrease in 2015 was the result of unfavorable foreign currency fluctuations. The increase in 2014 was the result of new business from both new and existing treaties. The segment added new business production, measured by face amount of insurance in force, of $171.6 billion, $175.2 billion and $106.2 billion during 2015, 2014 and 2013, respectively. The face amount of reinsurance in force totaled approximately $602.7 billion, $561.1 billion, and $556.7 billion at December 31, 2015, 2014 and 2013, respectively. Foreign currency exchange fluctuations contributed to a decrease in net premiums of approximately $119.2 million and an increase of $19.0 million in 2015 and 2014, respectively. The segment’s primary currencies are the British pound, the Euro and the South African rand. Premium levels can be significantly influenced by currency fluctuations, large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.
A portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage, primarily in the UK. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Net premiums earned from this coverage totaled $233.2 million, $257.7 million and $254.4 million in 2015, 2014 and 2013, respectively.
Net investment income decreased $0.7 million, or 1.4%, and increased by $2.9 million, or 5.8%, in 2015 and 2014, respectively. The decrease in 2015 was primarily due to unfavorable foreign exchange fluctuations. The increase in 2014 can be primarily attributed to growth in the average invested asset base, primarily due to growing reserve balances. Investment income is allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support segment operations. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Investment related gains decreased by $14.8 million, or 63.8%, and increased by $14.3 million, or 162.1%, in 2015 and 2014, respectively. These movements in investment related gains relate to capital gains (losses) and a market value change in funds backing unit-linked variable annuities, which is substantially offset by a corresponding change in interest credited expense.
Other revenues increased by $7.1 million, or 299.1% and $0.1 million, or 6.4%, in 2015 and 2014, respectively. The increase in other revenues in 2015 relates primarily to foreign currency transactions.
Loss ratios for this segment were 86.5%, 86.2% and 88.9% in 2015, 2014 and 2013, respectively. The changes in the loss ratios in 2015 and 2014 were due to variability in claims experience. Although reasonably predictable over a period of years, claims experience is typically volatile over shorter periods. Management views recent experience as normal volatility that is inherent in the business.
Interest credited expense decreased by $5.9 million, or 38.2%, and increased by $9.5 million, or 154.7%, in 2015 and 2014, respectively. Interest credited in this segment relates to amounts credited to the contractholders of unit-linked variable annuities. The effect on interest credited related to unit-linked variable annuities is substantially offset by a corresponding change in investment income and investment related gains (losses), net.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 5.6%, 4.9% and 5.0% for 2015, 2014 and 2013, respectively. These percentages fluctuate due to timing of client company reporting, variations in the mixture of business and the relative maturity of the business. In addition, as the segment grows, renewal premiums, which have lower allowances than first-year premiums, represent a greater percentage of the total net premiums.
Other operating expenses decreased by $4.4 million, or 4.2%, and increased by $15.7 million, or 17.6%, in 2015 and 2014, respectively. The decrease in 2015 was primarily due to the effect of foreign currency fluctuations and a decrease in incentive compensation expense. The increase in 2014 operating expenses is primarily due to higher incentive compensation expenses and a full year of expenses from a business acquired in late 2013. Foreign currency exchange fluctuations resulted in a decrease in operating expenses of approximately $14.6 million and $0.6 million 2015 and 2014, respectively. Other operating expenses as a percentage of net premiums totaled 8.9%, 9.0% and 8.3% in 2015, 2014 and 2013, respectively.
Non-Traditional Reinsurance
Income before income taxes increased by $7.1 million, or 7.0%, and $58.2 million, or 134.9%, in 2015 and 2014, respectively. The increases in income before income taxes were primarily due to increased business volumes, most notably in payout annuity and fee income treaties. Foreign currency exchange fluctuations contributed to a decrease in income before income taxes of approximately $11.3 million and an increase of $3.4 million in 2015 and 2014, respectively.
Investment related gains decreased by $5.4 million and increased by $15.4 million, in 2015 and 2014, respectively. The change in investment related gains in 2015 and 2014 are largely due to capital gains realized from asset repositioning related to large payout annuity reinsurance transactions executed during those years.
Net premiums decreased by $44.7 million, or 20.7%, and increased by $65.2 million, or 43.1%, in 2015 and 2014, respectively. Net premiums decreased in 2015 due to a new retrocession agreement, executed for risk management purposes, which cedes a portion of longevity risk to third parties. Net premiums increased in 2014 primarily due to growth in longevity closed block business. Foreign currency exchange fluctuations contributed to a decrease in net premiums of approximately $12.6 million and an increase of approximately $10.2 million in 2015 and 2014, respectively. Premium levels can be significantly influenced by currency fluctuations, large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.
Net investment income increased $18.4 million, or 33.4%, and $52.2 million, or 1,850.5%, in 2015 and 2014, respectively. These increases were primarily due to an increase in the invested asset base related to the aforementioned longevity transactions executed in 2015 and 2014. A portion of investment income is allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Other revenues decreased by $4.4 million, or 12.4% and increased by $14.6 million, or 69.6%, in 2015 and 2014, respectively. The decrease in other revenues in 2015 relates to unfavorable foreign currency exchange fluctuations. The increase in other revenues in 2014 relates to an increased number of fee income treaties. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and, therefore, can fluctuate from period to period.
Claims and other policy benefits decreased $42.2 million, or 20.7%, and increased by $87.6 million, or 75.1%,in 2015 and 2014, respectively. Claims and other policy benefits decreased in 2015 due to the aforementioned retrocession agreement which retrocedes a portion of longevity risk to third parties. This reduction was partially offset by increased benefits associated with payout annuity reinsurance (longevity) transactions executed in late 2014. Claims and other policy benefits increased in 2014 primarily due to growth in longevity closed block business. Although reasonably predictable over a period of years, claims can vary over shorter periods and will vary with large transactions. Management views recent experience as normal.
Other operating expenses decreased by $2.3 million, or 11.7%, and increased by $3.2 million, or 19.6%, in 2015 and 2014, respectively. The decrease in 2015 was primarily due to the effect of foreign currency fluctuations. The increase in 2014 operating expenses is primarily due to build out of infrastructure to support growth in business. Foreign currency exchange fluctuations resulted in a decrease in operating expenses of approximately $2.0 million and $0.1 million 2015 and 2014, respectively.

Asia Pacific Operations
The Asia Pacific operations include business generated by its offices principally in Australia, China, Hong Kong, India, Japan, Malaysia, New Zealand, Singapore, South Korea and Taiwan. The principal types of reinsurance include life, critical illness, disability, superannuation, which are reported under the Traditional segment. Superannuation is the Australian government mandated compulsory retirement savings program. Superannuation funds accumulate retirement funds for employees, and, in addition, typically offer life and disability insurance coverage. The Non-Traditional segment includes financial reinsurance, asset-intensive and certain disability and life blocks sourced by the Global Financial Solutions unit. Reinsurance agreements may be facultative or automatic agreements covering primarily individual risks and in some markets, group risks.

For the year ended December 31, 2015	Traditional	Non-Traditional	Total Asia Pacific
(dollars in thousands)
Revenues:
Net premiums	$1,551,586	$19,474	$1,571,060
Investment income, net of related expenses	80,549	18,678	99,227
Investment related gains (losses), net	—	(531)	(531)
Other revenues	6,222	18,960	25,182
Total revenues	1,638,357	56,581	1,694,938
Benefits and expenses:
Claims and other policy benefits	1,208,984	16,295	1,225,279
Interest credited	—	4,471	4,471
Policy acquisition costs and other insurance expenses	187,976	2,554	190,530
Other operating expenses	135,743	13,642	149,385
Total benefits and expenses	1,532,703	36,962	1,569,665
Income before income taxes	$105,654	$19,619	$125,273

For the year ended December 31, 2014	Traditional	Non-Traditional	Total Asia Pacific
(dollars in thousands)
Revenues:
Net premiums	$1,540,910	$34,030	$1,574,940
Investment income, net of related expenses	84,489	17,972	102,461
Investment related gains (losses), net	2,939	(4,471)	(1,532)
Other revenues	58,098	22,751	80,849
Total revenues	1,686,436	70,282	1,756,718
Benefits and expenses:
Claims and other policy benefits	1,208,611	41,455	1,250,066
Interest credited	—	896	896
Policy acquisition costs and other insurance expenses	258,812	2,296	261,108
Other operating expenses	128,411	13,942	142,353
Total benefits and expenses	1,595,834	58,589	1,654,423
Income before income taxes	$90,602	$11,693	$102,295

For the year ended December 31, 2013	Traditional	Non-Traditional	Total Asia Pacific
(dollars in thousands)
Revenues:
Net premiums	$1,434,832	$50,373	$1,485,205
Investment income, net of related expenses	77,407	16,923	94,330
Investment related gains (losses), net	3,000	(8,474)	(5,474)
Other revenues	9,304	27,261	36,565
Total revenues	1,524,543	86,083	1,610,626
Benefits and expenses:
Claims and other policy benefits	1,430,140	57,409	1,487,549
Interest credited	—	1,118	1,118
Policy acquisition costs and other insurance expenses	219,984	2,824	222,808
Other operating expenses	113,435	12,381	125,816
Total benefits and expenses	1,763,559	73,732	1,837,291
Income (loss) before income taxes	$(239,016)	$12,351	$(226,665)
Income before income taxes increased by $23.0 million, or 22.5%, and $329.0 million, or 145.1%, in 2015 and 2014, respectively. The increase in income before income taxes in 2015 is primarily due to favorable claims experience compared to the prior year, most notably in Australia. The increase in income before income taxes in 2014 is mainly attributable to the large loss reported in Australia in 2013, and also reflects positive results throughout the remainder of the segment. Foreign currency exchange fluctuations contributed to a decrease in income before income taxes of approximately $10.9 million and $8.4 million in 2015 and 2014, respectively.
Traditional Reinsurance
Income before income taxes increased by $15.1 million, or 16.6%, and $329.6 million, or 137.9%, in 2015 and 2014, respectively. The increase in income before income taxes in 2015 was primarily due to favorable claims experience compared to the prior year. The increase in income before income taxes in 2014 is mainly attributable to the significant loss in Australia in 2013, and also reflects positive results throughout the remainder of the segment. Foreign currency exchange fluctuations contributed to a decrease in income before income taxes of approximately $8.0 million and $6.6 million in 2015 and 2014, respectively.
Net premiums increased by $10.7 million, or 0.7%, and $106.1 million, or 7.4%, in 2015 and 2014, respectively. The increases in premiums for 2015 and 2014 were driven by both new and existing business written throughout the segment, largely offset by adverse foreign currency exchange fluctuations. The segment added new business production, measured by face amount of insurance in force, of $76.9 billion, $81.6 billion and $122.6 billion during 2015, 2014 and 2013, respectively. The face amount of reinsurance in force totaled approximately $462.7 billion, $494.0 billion, and $547.4 billion at December 31, 2015, 2014 and 2013, respectively. Foreign currency fluctuations unfavorably affected the face amount of reinsurance in force by $42.1 billion and $38.6 billion in 2015 and 2014, respectively. Foreign currency exchange fluctuations contributed to a decrease in net premiums of approximately $198.2 million and $65.8 million in 2015 and 2014, respectively. Premium levels can be significantly influenced by currency fluctuations, large transactions and reporting practices of ceding companies and, therefore, can fluctuate from period to period.
A portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Reinsurance of critical illness in the Asia Pacific operations is offered primarily in South Korea, Australia and Hong Kong. Net premiums from this coverage totaled $312.6 million, $275.7 million, and $247.6 million in 2015, 2014 and 2013, respectively.
Net investment income decreased $3.9 million, or 4.7%, and increased by $7.1 million, or 9.1%, in 2015 and 2014, respectively. The decrease in net investment income in 2015 was primarily due to unfavorable foreign currency fluctuations and a decline in investment yield. The increase in 2014 can be primarily attributed to growth in the invested asset base. Investment income is allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support segment operations. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Other revenues decreased by $51.9 million, or 89.3%, and increased by $48.8 million, or 524.4%, in 2015 and 2014, respectively. The decrease in other revenues in 2015 and the increase in other revenues in 2014 are primarily due to a recapture fee associated with an individual lump sum treaty in Australia along with fees associated with the reinstatement and conversion of an existing treaty in Japan in 2014.
Loss ratios for this segment were 77.9%, 78.4% and 99.7% for 2015, 2014 and 2013, respectively. The slight decrease in the loss ratio in 2015 was primarily due to favorable claims experience and higher premiums. The decrease in the loss ratio in

2014 is attributable to the absence of the aforementioned loss in Australia in 2013 as well as favorable mortality experience throughout the segment. The significantly higher loss ratio in 2013 is primarily due to a $274.1 million increase in Australian group claims liabilities recognized in the second quarter of 2013 as well as poor claims experience in the Australian operation's individual disability business. The increase in liabilities is reflected in the table above in claims and other policy benefits.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 12.1%, 16.8% and 15.3% for 2015, 2014 and 2013, respectively. The decrease in the ratio in 2015 was primarily attributable to the recognition of the DAC relating to the aforementioned individual lump sum treaty recapture in Australia in 2014. The ratio of policy acquisition costs and other insurance expenses as a percentage of net premiums should generally decline as the business matures; however, the percentage does fluctuate periodically due to variations in the mixture of business.
Other operating expenses increased $7.3 million, or 5.7%, and $15.0 million, or 13.2%, in 2015 and 2014, respectively. The 2015 increase in other operating expenses is primarily due to an increase in information and technology expenses. The 2014 increase in other operating expenses is primarily due to increased information and technology expense and compensation related costs. Foreign currency exchange fluctuations resulted in a decrease in operating expenses of approximately $14.3 million and $2.5 million in 2015 and 2014, respectively. Other operating expenses as a percentage of net premiums totaled 8.7%, 8.3% and 7.9% in 2015, 2014 and 2013, respectively. The timing of premium flows and the level of costs associated with the entrance into and development of new markets in the Asia Pacific segment may cause other operating expenses as a percentage of net premiums to fluctuate over periods of time.
Non-Traditional Reinsurance
Income before income taxes increased by $7.9 million, or 67.8%, and decreased by $0.7 million, or 5.3%, in 2015 and 2014, respectively. The increase in 2015 in income before income taxes is primarily attributable to favorable experience in disability reinsurance business within the segment. The decrease in 2014 is primarily related to the decrease in the fair value of certain derivatives in 2014. Foreign currency exchange fluctuations contributed to a decrease in income before income taxes of approximately $2.9 million and $1.7 million in 2015 and 2014, respectively.
Net premiums decreased by $14.6 million, or 42.8%, and $16.3 million, or 32.4%, in 2015 and 2014, respectively. The decreases were primarily due to policy lapses on a closed block of business associated with a treaty in Japan. Foreign currency exchange fluctuations contributed to a decrease in net premiums of approximately $2.6 million and $3.5 million in 2015 and 2014, respectively. Premium levels can be significantly influenced by currency fluctuations, large transactions and reporting practices of ceding companies and, therefore, can fluctuate from period to period.
Net investment income increased $0.7 million, or 3.9%, and $1.0 million, or 6.2%, in 2015 and 2014, respectively. A portion of investment income is allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Other revenues decreased by $3.8 million, or 16.7%, and $4.5 million, or 16.5%, in 2015 and 2014, respectively. The decreases in 2015 and 2014 were primarily due to the recapture of certain treaties during those periods. The amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures was $1.2 billion at December 31, 2015 and 2014. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and therefore can fluctuate from period to period.
Claims and other policy benefits decreased by $25.2 million, or 60.7%, and $16.0 million, or 27.8%, in 2015 and 2014, respectively. These decreases are attributable to favorable experience on disability reinsurance business in the segment. Although reasonably predictable over a period of years, claims can be volatile over shorter periods. Management views recent experience as normal short-term volatility that is inherent in the business.
Other operating expenses decreased by $0.3 million, or 2.2%, and increased by $1.6 million, or 12.6%, in 2015 and 2014, respectively. The 2014 increase in other operating expenses is primarily due to increased information and technology expense and compensation related costs. The timing of premium flows and the level of costs associated with the entrance into and development of new markets in the Asia Pacific segment may cause other operating expenses as a percentage of net premiums to fluctuate over periods of time.

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

For the year ended December 31,	2015	2014	2013
(dollars in thousands)
Revenues:
Net premiums	$565	$780	$(243)
Investment income, net of related expenses	123,450	110,806	83,544
Investment related gains (losses), net	(65,107)	(8,885)	(5,467)
Other revenues	9,987	7,652	61,105
Total revenues	68,895	110,353	138,939
Benefits and expenses:
Claims and other policy benefits	38	(4)	5
Interest credited	1,028	808	802
Policy acquisition costs and other insurance income	(87,551)	(83,501)	(74,303)
Other operating expenses	109,017	96,602	77,866
Interest expense	142,863	96,700	124,307
Collateral finance and securitization expense	22,644	11,441	10,449
Total benefits and expenses	188,039	122,046	139,126
Loss before income taxes	$(119,144)	$(11,693)	$(187)
Loss before income taxes increased by $107.5 million and $11.5 million in 2015 and 2014, respectively. The increase in loss before income taxes in 2015 is primarily due to an increase in total investment related losses of $56.2 million along with an increase of $46.2 million in interest expense. The increase in loss before income taxes in 2014 is primarily due to the decrease in other revenues of $53.5 million, an increase in other operating expenses of $18.7 million, partially offset by a decrease in interest expense of $27.6 million and an increase in investment income, net of related expenses of $27.3 million.
Total revenues decreased $41.5 million, or 37.6%, and $28.6 million, or 20.6%, in 2015 and 2014, respectively. The decrease in total revenues in 2015 was largely due to the increase in investment related losses of $56.2 million primarily due to other-than-temporary impairments on fixed maturities of $48.8 million offset by an increase in investment income, net of related expenses of $12.6 million due to an increase in allocated invested assets and higher investment yields. The decrease in total revenues in 2014 was largely due to a decrease in other revenues of $53.5 million related to a $46.5 million gain on repurchase of collateral finance notes, included in other revenue in 2013, partially offset by an increase in investment income, net of related expenses of $27.3 million due to an increase in allocated invested assets.
Total benefits and expenses increased by $66.0 million or 54.1%, and decreased by $17.1 million or 12.3%, in 2015 and 2014, respectively. The increase in total benefits and expenses was largely due to an increase of $46.2 million in interest expense due to the prior year accrual reversal of accrued interest related to uncertain tax positions, an increase of $12.4 million in other operating expenses primarily related to compensation and an increase in collateral finance and securitzation expense due to the issuance of $300.0 million of securitization notes in the fourth quarter of 2014. The decrease in total benefits and expenses in 2014 was largely due to a decrease in interest expense of $27.6 million primarily from the reversal of accrued interest related to uncertain tax positions, partially offset by an increase in other operating expenses of $18.7 million primarily related to compensation, consulting expense and various corporate initiatives.
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

The Company periodically reviews the EGP valuation model and assumptions so that the assumptions reflect best estimates of future experience. Two assumptions are considered to be most significant: (1) estimated interest spread, and (2) estimated future policy lapses. As of December 31, 2015, the Company had $691.9 million of DAC related to asset-intensive products, all within the U.S. and Latin America Non-Traditional segment. The following table reflects the possible change that would occur in a given year if assumptions, as a percentage of current DAC related to asset-intensive products, are changed as illustrated:

Quantitative Change in Significant Assumptions	One-Time Increase in DAC	One-Time Decrease in DAC

Estimated interest spread increasing (decreasing) 25 basis points from the current spread	3.06%	(3.24)%

Estimated future policy lapse rates decreasing (increasing) 20% on a permanent basis (including surrender charges)	2.17%	(1.80)%
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
The following table displays DAC balances for the Traditional and Non-Traditional segments as of December 31, 2015:

(dollars in thousands)	Traditional	Non-Traditional	Total

U.S. and Latin America	$1,807,407	$691,944	$2,499,351
Canada	197,243	—	197,243
Europe, Middle East and Africa	236,194	—	236,194
Asia Pacific	457,372	2,277	459,649
Total	$2,698,216	$694,221	$3,392,437
As of December 31, 2015, the Company estimates that all of its DAC balance is collateralized by surrender fees due to the Company and the reduction of policy liabilities, in excess of termination values, upon surrender or lapse of a policy.

Liquidity and Capital Resources
Current Market Environment
The current interest rate environment in select markets, primarily the U.S. and Canada, continues to negatively affect the Company's earnings. The Company's average investment yield, excluding spread related business, continues to be below 5.00%. The average investment yield, excluding spread business, for 2015 was at 4.82%, unchanged from 2014. However, the 2015 investment yield was negatively affected by a lower interest rate environment offset by the cumulative effect of investment income related to a funds withheld transaction executed in the fourth quarter of 2015 retroactive to the beginning of the year. The Company’s insurance liabilities, in particular its annuity products, are sensitive to changing market factors. Gross unrealized gains on fixed maturity and equity securities available-for-sale were $1,947.0 million and $2,516.6 million at December 31, 2015 and 2014, respectively. Gross unrealized losses totaled $627.5 million and $134.9 million at December 31, 2015 and 2014, respectively.
The Company continues to be in a position to hold any investment security showing an unrealized loss until recovery, provided it remains comfortable with the credit of the issuer. As indicated above, gross unrealized gains on investment securities of $1,947.0 million remain well in excess of gross unrealized losses of $627.5 million as of December 31, 2015. Historically low interest rates continued to put pressure on the Company’s investment yield. The Company does not rely on short-term funding or commercial paper and to date it has experienced no liquidity pressure, nor does it anticipate such pressure in the foreseeable future.
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
The Holding Company
RGA is an insurance holding company whose primary uses of liquidity include, but are not limited to, the immediate capital needs of its operating companies, dividends paid to its shareholders, repurchase of common stock and interest payments on its indebtedness. The primary sources of RGA’s liquidity include proceeds from its capital-raising efforts, interest income on undeployed corporate investments, interest income received on surplus notes with RGA Reinsurance, RCM and Rockwood Re and dividends from operating subsidiaries. As the Company continues its expansion efforts, RGA will continue to be dependent upon these sources of liquidity. See “Part IV – Item 15(a)(2) Financial Statement Schedules – Schedule II – Condensed Financial Information of Registrant” for more information regarding RGA’s financial information.
RGA, through wholly-owned subsidiaries, has committed to provide statutory reserve support to third-parties, in exchange for a fee, by funding loans if certain defined events occur. Such statutory reserves are required under the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX for term life insurance policies and Regulation A-XXX for universal life secondary guarantees). The third-parties have recourse to RGA should the subsidiary fail to provide the required funding, however, as of December 31, 2015, the Company does not believe that it will be required to provide any funding under these commitments as the occurrence of the defined events is considered remote. See Note 12 - “Commitments, Contingencies and Guarantees” in the Notes to Consolidated Financial Statements for a table that presents these commitments by period and maximum obligation.
RGA established an intercompany revolving credit facility where certain subsidiaries can lend to or borrow from each other and from RGA in order to manage capital and liquidity more efficiently. The intercompany revolving credit facility, which is a series of demand loans among RGA and its affiliates, is permitted under applicable insurance laws. This facility reduces overall borrowing costs by allowing RGA and its operating companies to access internal cash resources instead of incurring third-party transaction costs. The statutory borrowing and lending limit for RGA’s Missouri-domiciled insurance subsidiaries is currently 3% of the insurance company’s admitted assets as of its most recent year-end. There was $45.0 million and $35.0 million outstanding under the intercompany revolving credit facility as of December 31, 2015 and 2014, respectively. In addition to loans associated with the intercompany revolving credit facility, RGA and its subsidiary, RGA Capital LLC, provided loans to RGA Australian Holdings Pty Limited with a total outstanding balance of $43.7 million and $49.1 million as of December 31, 2015 and 2014, respectively.
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
Undistributed earnings of the Company’s foreign subsidiaries are targeted for reinvestment outside of the U.S. As of December 31, 2015, the amount of cash and cash equivalents and short-term investments held by the Company’s subsidiaries that are taxed in a foreign jurisdiction was $738.8 million, of which $405.6 million was not available for use in the U.S. without incurring U.S. income taxes. The Company’s liquidity and capital position would not be materially affected by not having these funds available for use in the U.S. due to the Company’s aforementioned alternate liquidity resources. The Company would incur approximately $114.4 million in U.S. income taxes if these cash and cash equivalents and short-term investments are repatriated to the U.S.

RGA endeavors to maintain a capital structure that provides financial and operational flexibility to its subsidiaries, credit ratings that support its competitive position in the financial services marketplace, and shareholder returns. As part of the Company’s capital deployment strategy, it has in recent years repurchased shares of RGA common stock and paid dividends to RGA shareholders, as authorized by the board of directors. During 2015, RGA's board of directors authorized and amended a share repurchase program, with no expiration date, to repurchase up to $450.0 million of the RGA's outstanding common stock. The pace of repurchase activity depends on various factors such as the level of available cash, an evaluation of the costs and benefits associated with alternative uses of excess capital, such as acquisitions and in force reinsurance transactions, and RGA’s stock price. Details underlying dividend and share repurchase program activity were as follows (in thousands, except share data):

	2015	2014	2013
Dividends to shareholders	$93,381	$87,256	$77,642
Repurchases of treasury stock	375,305	197,665	261,281
Total amount paid to shareholders	$468,686	$284,921	$338,923

Number of shares repurchased	4,145,440	2,530,608	4,151,312
Average price per share	$90.53	$78.11	$62.94
On January 21, 2016, RGA’s board of directors authorized a share repurchase program for up to $400.0 million of the RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date. In connection with this new authorization, the board of directors terminated the stock repurchase authority granted in 2015.
RGA declared dividends totaling $1.40 per share in 2015. All future payments of dividends are at the discretion of RGA’s board of directors and will depend on the Company’s earnings, capital requirements, insurance regulatory conditions, operating conditions, and other such factors as the board of directors may deem relevant. The amount of dividends that RGA can pay will depend in part on the operations of its reinsurance subsidiaries.
See Note 13 - “Debt” and Note 18 - "Equity" in the Notes to Consolidated Financial Statements for additional information regarding the Company’s securities transactions.
Statutory Dividend Limitations
RCM, RGA Reinsurance and Chesterfield Re are subject to Missouri statutory provisions that restrict the payment of dividends. They may not pay dividends in any 12-month period in excess of the greater of the prior year’s statutory net gain from operations or 10% of statutory capital and surplus at the preceding year-end, without regulatory approval. The applicable statutory provisions only permit an insurer to pay a shareholder dividend from unassigned surplus. As of January 1, 2016, RGA Reinsurance could pay maximum dividends, without prior approval, of approximately $150.3 million. Any dividends paid by RGA Reinsurance would be paid to RCM, its parent company, which in turn has restrictions related to its ability to pay dividends to RGA. Chesterfield Re would pay dividends to its immediate parent Chesterfield Financial, which would in turn pay dividends to RCM, subject to the terms of the indenture for the embedded value securitization transaction, in which Chesterfield Financial cannot declare or pay any dividends so long as any private placement notes are outstanding. The MDI allows RCM to pay a dividend to RGA to the extent RCM received the dividend from RGA Reinsurance, without limitation related to the level of unassigned surplus. Dividend payments from other subsidiaries are subject to regulations in the jurisdiction of domicile, which are generally based on their earnings and/or capital level. In addition, the earnings of substantially all of the Company’s foreign subsidiaries have been indefinitely reinvested in foreign operations.
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
Debt
Certain of the Company’s debt agreements contain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of consolidated net worth, maximum ratios of debt to capitalization and change of control provisions. The Company is required to maintain a minimum consolidated net worth, as defined in the debt agreements, of $3.5 billion, calculated as of the last day of each fiscal quarter. Also, consolidated indebtedness, calculated as of the last day of each fiscal quarter, cannot exceed 35% of the sum of the Company’s consolidated indebtedness plus adjusted consolidated stockholders' equity. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the various agreements. Additionally, the Company’s debt agreements contain cross-default covenants, which would make outstanding borrowings immediately payable in the event of a material uncured covenant default under any of the agreements, including, but not limited to, non-payment of indebtedness when due for an amount in excess of $100.0 million, bankruptcy proceedings, or any other event which results in the acceleration of the maturity of indebtedness.

As of December 31, 2015 and 2014, the Company had $2,312.6 million and $2,314.3 million, respectively, in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. As of December 31, 2015, the average interest rate on long-term debt outstanding was 5.20% compared to 5.69% at the end of 2014. The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, available liquidity at the holding company, and the Company’s ability to raise additional funds.
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
The Company may borrow up to $850.0 million in cash and obtain letters of credit in multiple currencies on its revolving credit facility that expires in December 2019. As of December 31, 2015, the Company had no cash borrowings outstanding and $313.7 million in issued, but undrawn, letters of credit under this facility.
On December 15, 2015, the interest rate on RGA's Junior Subordinated Debentures due in 2065 with a face amount of $400.0 million converted from a fixed rate of 6.75% to a floating rate equal to the three-month LIBOR plus 266.5 basis points.
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
Letters of Credit
The Company has obtained bank letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions similar to those described in the “Debt” discussion above. At December 31, 2015, there were approximately $132.2 million of outstanding bank letters of credit in favor of third parties. Additionally, in accordance with applicable regulations, the Company utilizes letters of credit to secure statutory reserve credits when it retrocedes business to its affiliated subsidiaries. The Company cedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions, such as the U.S. and the UK. The Company believes the capital required to support the business in the affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of December 31, 2015, $1,127.4 million in letters of credit from various banks were outstanding, but undrawn, backing reinsurance between the various subsidiaries of the Company. See Note 13—“Debt” in the Notes to Consolidated Financial Statements for information regarding the Company’s letter of credit facilities.
In 2006, the Company entered into a reinsurance agreement that requires it to post collateral for a portion of the business being reinsured. As part of the collateral requirements, a third party financial institution has issued a letter of credit for the benefit of the ceding company (the “beneficiary”), which may draw on the letter of credit to be reimbursed for valid claim payments not made by RGA pursuant to the reinsurance treaty. RGA is not a direct obligor under the letter of credit. To the extent the letter of credit is drawn by the beneficiary, reimbursement to the third party financial institution will be through reduction in amounts owed to RGA by the third party financial institution under a secured structured loan. RGA’s liability under the reinsurance agreement will be reduced by any amount drawn by the ceding company under the letter of credit. As of December 31, 2015, the structured loan totaled $45.4 million and the amount of the letter of credit totaled $96.1 million. The structured loan is recorded in other invested assets on RGA’s consolidated balance sheets.
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
In October 2015, RGA's subsidiary, RGA Americas, entered into a collateral financing transaction pursuant to which it issued a CAD$150.0 million note to a third party and, in return, obtained a CAD$150.0 million demand note issued by a designated series of a Delaware master trusts. The demand note matures in October 2020 and is used to support collateral requirements for Canadian reinsurance transactions.
The demand note is secured by a portfolio of specified assets that have an aggregate market value at least equal to the principal amount of the demand note and a payment obligation pledged by a third party financial institution. The principal amount of the demand note is payable upon demand by the holder, which creates a corresponding payment under the note issued by RGA Americas. The note issued by RGA Americas bears interest at a rate equal to the rate on the corresponding demand note, plus an amount representing fees payable to the applicable third party financial institution. As of December 31, 2015, no principal payments have been received or are currently due on the demand note and, as a result, there was no payment obligation under the note issued by RGA Americas. Accordingly, the notes are not reflected in the Company’s consolidated balance sheet as of that date.
In May 2015, RGA’s subsidiary, RGA Barbados obtained CAD$200.0 million of collateral financing from a third party through 2020, enabling RGA Barbados to support collateral requirements for Canadian reinsurance transactions. The obligation is reflected on the consolidated balance sheet in collateral finance and securitization notes. Interest on the collateral financing is payable quarterly and accrues at 3-month Canadian Dealer Offered Rate plus a margin and is reflected on the consolidated statements of income in collateral finance and securitization expense.
In December 2014, RGA's subsidiary, Chesterfield Financial, issued $300.0 million of asset-backed notes due December 2034 in a private placement. The notes were issued as part of an embedded value securitization transaction covering a closed block of policies assumed by RGA Reinsurance and retroceded to Chesterfield Re. Proceeds from the notes, along with a direct investment by the Company, were applied by Chesterfield Financial to (i) pay certain transaction-related expenses, (ii) establish a reserve account owned by Chesterfield Financial and pledged to the indenture trustee for the benefit of the holders of the notes (primarily to cover interest payments on the notes), and (iii) to fund an initial stock purchase from and capital contribution to Chesterfield Re to capitalize Chesterfield Re and to finance the payment of ceding commission by Chesterfield Re to RGA Reinsurance under the retrocession agreement. As of December 31, 2015, the Company held deposits in trust of $22.4 million to cover interest payments on the notes, which are not available to satisfy the general obligations of the Company. Interest on the notes accrues at an annual rate of 4.50%, payable quarterly. The notes represent senior, secured indebtedness of Chesterfield Financial. Limited support is provided by RGA for temporary potential liquidity events at Chesterfield Financial and for temporary potential statutory capital and surplus events at Chesterfield Re. Otherwise, there is no legal recourse to RGA or its other subsidiaries. The notes are not insured or guaranteed by any other person or entity.
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
Based on the growth of the Company’s business and the pattern of reserve levels under Regulation XXX associated with term life business and other statutory reserve requirements, the amount of ceded reserve credits is expected to grow, albeit at slower rates than in the immediate past. This growth will require the Company to obtain additional letters of credit, put additional assets in trust, or utilize other funding mechanisms to support reserve credits. If the Company is unable to support the reserve credits, the regulatory capital levels of several of its subsidiaries may be significantly reduced, while the regulatory capital requirements for these subsidiaries would not change. The reduction in regulatory capital would not directly affect the Company’s consolidated shareholders’ equity under GAAP; however, it could affect the Company’s ability to write new business and retain existing business.
Affiliated captives are commonly used in the insurance industry to help manage statutory reserve and collateral requirements and are often domiciled in the same state as the insurance company that sponsors the captive. The NAIC has analyzed the insurance industry’s use of affiliated captive reinsurers to satisfy certain reserve requirements and has adopted measures to promote uniformity in both the approval and supervision of such reinsurers. New standards have been introduced to address the extent that captives can be used to finance reserve growth related to new life insurance business subject to Regulation XXX. There is a commitment to allowing current captives to continue in accordance with their currently approved plans. State insurance regulators that regulate the Company’s domestic insurance companies have placed restrictions on the use of newly established captive reinsurers which pose to make them less effective as a means of helping to finance reserve growth related to business issued in the future. Depending upon how the new standards are ultimately applied and whether additional restrictions are introduced, the Company's ability to reinsure certain products, maintain risk based capital ratios and deploy excess capital could be adversely affected. As a result, the Company may need to alter the type and volume of business it reinsures, increase prices on those products, raise additional capital to support higher regulatory reserves or implement higher cost strategies, all of which could adversely affect the Company’s competitive position and its results of operations.
There may be more changes in the use and regulation of captives, but the Company cannot predict the extent of any changes that may be made. Accordingly, the Company has reevaluated and adjusted its strategy of using captives to enhance its capital efficiency and competitive position while it continues to monitor the regulations related to captives and any proposed changes in such regulations. The Company cannot estimate the impact of discontinuing or altering its captive strategy in response to potential regulatory changes due to many unknown variables such as the cost and availability of alternative capital, potential changes in regulatory reserving requirements under a principle-based reserving approach which would likely reduce required collateral, changes in acceptable collateral for statutory reserves, the introduction of the “certified reinsurer” laws and regulations in certain United States jurisdictions where the Company operates, the potential for increased pricing of products offered by the Company and the potential change in mix of products sold and/or offered by the Company and/or its clients.
In the United States, the introduction of the certified reinsurer has provided an alternative way to manage collateral requirements. In 2014, RGA Americas was designated as a certified reinsurer by the Missouri Department of Insurance, Financial Institutions and Professional Registration. This designation allows the Company to retrocede business to RGA Americas with reduced collateral requirements in lieu of using captives.
Assets in Trust
Some treaties give ceding companies the right to request that the Company place assets in trust for the benefit of the cedant to support statutory reserve credits in the event of a downgrade of the Company’s ratings to specified levels, generally non-investment grade levels, or if minimum levels of financial condition are not maintained. As of December 31, 2015, these treaties had approximately $1,656.9 million in statutory reserves. Assets placed in trust continue to be owned by the Company, but their use is restricted based on the terms of the trust agreement. Securities with an amortized cost of $1,638.0 million were held in trust for the benefit of certain RGA subsidiaries to satisfy collateral requirements for reinsurance business at December 31, 2015. Additionally, securities with an amortized cost of $10,535.7 million as of December 31, 2015 were held in trust to satisfy collateral requirements under certain third-party reinsurance treaties. Under certain conditions, the Company may be obligated to move reinsurance from one subsidiary of RGA to another subsidiary or make payments under a given treaty. These conditions include change in control or ratings of the subsidiary, insolvency, nonperformance under a treaty, or loss of reinsurance license of such subsidiary. If the Company was ever required to perform under these obligations, the risk to the Company on a consolidated basis under the reinsurance treaties would not change; however, additional capital may be required due to the change in jurisdiction of the subsidiary reinsuring the business, which could lead to a strain on liquidity.
Proceeds from the notes issued by Timberlake Financial and RGA’s direct investment in Timberlake Financial were deposited into a series of trust accounts as collateral and are not available to satisfy the general obligations of the Company. As of December 31, 2015 the Company held deposits in trust and in custody of $932.6 million for this purpose, which is not included above. A reserve account has been established to cover interest payments on notes issued by Chesterfield Financial that are not available to satisfy the general obligations of the Company. As of December 31, 2015 the Company held deposits in trust of $22.4 million for this purpose, which is not included above. See “Collateral Finance and Securitization Notes and Statutory Reserve Funding” above for additional information on the Timberlake Financial and Chesterfield Financial notes.
Reinsurance Operations
Reinsurance agreements, whether facultative or automatic, generally provide recapture provisions. Most U.S.-based reinsurance treaties include a recapture right for ceding companies, generally after 10 years. Outside of the U.S., treaties primarily include a mutually agreed-upon recapture provision. Recapture rights permit the ceding company to reassume all or a portion of the risk formerly ceded to the reinsurer. In some situations, the Company has the right to place assets in trust for the benefit of the ceding party in lieu of recapture. Additionally, certain treaties may grant recapture rights to ceding companies in the event of a significant decrease in RGA Reinsurance’s NAIC risk based capital ratio or financial strength rating. The RBC ratio trigger varies by treaty, with the majority between 125% and 225% of the NAIC’s company action level. Financial strength rating triggers vary by treaty with the majority of the triggers reached if RGA Reinsurance’s financial strength rating falls five notches from its current rating of “AA-” to the “BBB” level on the S&P scale. Recapture of business previously ceded does not affect premiums ceded prior to the recapture of such business, but would reduce premiums in subsequent periods. Upon recapture, the Company would reflect a net gain or loss on the settlement of the assets and liabilities associated with the treaty. In some cases, the ceding company is required to pay the Company a recapture fee. The Company estimates approximately $338.9 billion of its gross assumed in force business, as of December 31, 2015, was subject to treaties where the ceding company could recapture in the event minimum levels of financial condition or ratings were not maintained.
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
Additional sources of liquidity to meet unexpected cash outflows in excess of operating cash inflows and current cash and equivalents on hand include selling short-term investments or fixed maturity securities and drawing funds under a revolving credit facility, under which the Company had availability of $536.3 million as of December 31, 2015. The Company also has $937.8 million of funds available through collateralized borrowings from the Federal Home Loan Bank of Des Moines (“FHLB”).
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

	For the years ended December 31,
	2015	2014	2013
Sources:
Net cash provided by operating activities	$2,088,615	$2,336,155	$1,727,160
Proceeds from long-term debt issuance	—	100,000	398,492
Proceeds from issuance of collateral finance and securitization notes	164,220	300,000	—
Excess tax benefits from share-based payment arrangement	2,963	—	3,125
Exercise of stock options, net	11,151	9,246	28,390
Change in cash collateral for derivatives and other arrangements	52,381	162,435	—
Total sources	2,319,330	2,907,836	2,157,167

Uses:
Net cash used in investing activities	1,431,741	1,310,945	1,335,101
Dividends to stockholders	93,381	87,256	77,642
Repayment of collateral finance and securitization notes	19,732	—	119,255
Debt issuance costs	4,748	4,260	3,400
Principal payments of long-term debt	2,380	772	—
Purchases of treasury stock	384,519	201,525	269,204
Excess tax benefits from share-based payment arrangement	—	3,011	—
Change in cash collateral for derivatives and other arrangements	—	—	73,338
Cash used for changes in universal life and other
investment type policies and contracts	434,237	530,416	568,381
Effect of exchange rate changes on cash	68,986	47,629	47,091
Total uses	2,439,724	2,185,814	2,493,412
Net increase (decrease) in cash and cash equivalents	$(120,394)	$722,022	$(336,245)
Cash Flows from Operations - The principal cash inflows from the Company’s reinsurance activities come from premiums, investment and fee income, annuity considerations, deposit funds and income tax refunds. The principal cash outflows relate to the liabilities associated with various life and health insurance, annuity and disability products, operating expenses, income tax and interest on outstanding debt obligations. The primary liquidity concern with respect to these cash flows is the risk of shortfalls in premiums and investment income, particularly in periods with abnormally high claims levels.
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

Contractual Obligations
The following table displays the Company’s contractual obligations, including obligations arising from its reinsurance business (in millions):

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Future policy benefits(1)	$5,283.4	$(523.6)	$(851.8)	$(758.6)	$7,417.4
Interest-sensitive contract liabilities(2)	20,563.2	1,872.1	3,518.0	2,925.0	12,248.1
Long-term debt, including interest	4,512.9	133.8	543.2	609.0	3,226.9
Collateral finance and securitization notes, including interest(3)	991.7	82.1	182.1	372.4	355.1
Other policy claims and benefits	4,094.6	4,094.6	—	—	—
Operating leases	45.8	9.9	16.4	6.6	12.9
Limited partnerships	263.2	263.2	—	—	—
Payables for collateral received under derivative transactions	280.0	280.0	—	—	—
Other investment related commitments	152.3	152.3	—	—	—
Total	$36,187.1	$6,364.4	$3,407.9	$3,154.4	$23,260.4

(1)
Future policyholder benefits include liabilities related primarily to the Company’s reinsurance of life and health insurance products. Amounts presented in the table above represent the estimated obligations as they become due to ceding companies for benefits under such contracts, and also include future premiums, allowances and other amounts due to or from the ceding companies as the result of the Company’s assumptions of mortality, morbidity, policy lapse and surrender risk as appropriate to the respective product. Total payments may vary materially from prior years due to the assumption of new treaties or as a result of changes in projections of future experience. All estimated cash payments presented in the table above are undiscounted as to interest, net of estimated future premiums on policies currently in force and gross of any reinsurance recoverable. The sum of the undiscounted estimated cash flows shown for all years in the table is an obligation of $5,283.4 million compared to the discounted liability amount of $19,612.3 million included on the consolidated balance sheets, substantially all due to the effects of discounting the estimated cash flows in the balance sheet liability. The time value of money is not factored into the calculations in the table above. In addition, differences will arise due to changes in the projection of future benefit payments compared with those developed when the reserve was established. Expected premiums can exceed expected policy benefit payments and allowances due to the nature of the reinsurance treaties, which generally have increasing premium rates that exceed the increasing benefit payments.

(2)
Interest-sensitive contract liabilities include amounts related to the Company’s reinsurance of asset-intensive products, primarily deferred annuities and corporate-owned life insurance. Amounts presented in the table above represent the estimated obligations as they become due both to and from ceding companies relating to activity of the underlying policyholders. Amounts presented in the table above represent the estimated obligations under such contracts undiscounted as to interest, including assumptions related to surrenders, withdrawals, premium persistency, partial withdrawals, surrender charges, annuitizations, mortality, future interest credited rates and policy loan utilization. The sum of the obligations shown for all years in the table of $20,563.2 million exceeds the liability amount of $13,663.9 million included on the consolidated balance sheets principally due to the lack of discounting and accounting for separate account contracts.

(3)
Includes the Manor Re collateral financing arrangement that does not appear on the consolidated balance sheets due to a master netting agreement where the Company holds a term deposit note of equal value from the counterparty.

Excluded from the table above are net deferred income tax liabilities, unrecognized tax benefits, and accrued interest related to unrecognized tax benefits of $2,435.2 million, for which the Company cannot reliably determine the timing of payment. Current income tax payable is also excluded from the table.
The net funded status of the Company’s qualified and nonqualified pension and other postretirement liabilities included within other liabilities has been excluded from the amounts presented in the table above. As of December 31, 2015, the Company had a net unfunded balance of $137.1 million related to qualified and nonqualified pension and other postretirement liabilities. See Note 10 – “Employee Benefit Plans” in the Notes to Consolidated Financial Statements for information related to the Company’s obligations and funding requirements for pension and other post-employment benefits.
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
The Company’s liquidity position (cash and cash equivalents and short-term investments) was $2,083.6 million and $1,743.4 million at December 31, 2015 and 2014, respectively. The increase in cash and cash equivalents in 2015 is primarily related to the timing and execution of an in force transaction and the embedded value securitization as well as the Company’s investment strategies. Cash and cash equivalents includes cash collateral received from derivative counterparties of $245.0 million and $178.1 million as of December 31, 2015 and 2014, respectively. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in other liabilities in the Company’s consolidated balance sheets. Liquidity needs are determined from valuation analyses conducted by operational units and are driven by product portfolios. Periodic evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.
See “Securities Borrowing and Other” in Note 4 - “Investments” in the Notes to Consolidated Financial Statements for information related to the Company’s securities borrowing and repurchase/reverse repurchase programs. In addition to its security agreements with third parties, certain RGA’s subsidiaries have entered into intercompany securities lending agreements to more efficiently source securities for lending to third parties and to provide for more efficient regulatory capital management.
RGA Reinsurance is a member of the FHLB and holds $34.9 million of FHLB common stock, which is included in other invested assets on the Company’s consolidated balance sheets. Membership provides RGA Reinsurance access to borrowing arrangements with the FHLB ("advances") and funding agreements, discussed below. RGA Reinsurance did not have advances at December 31, 2015 and 2014. RGA Reinsurance's average outstanding balance of advances was $14.9 million and $46.5 million in 2015 and 2014, respectively. Interest on advances is reflected in interest expense on the Company’s consolidated statements of income.
In addition, RGA Reinsurance has also entered into funding agreements with the FHLB under guaranteed investment contracts whereby RGA Reinsurance has issued the funding agreements in exchange for cash and for which the FHLB has been granted a blanket lien on RGA Reinsurance’s commercial and residential mortgage-backed securities and commercial mortgage loans used to collateralize RGA Reinsurance’s obligations under the funding agreements. RGA Reinsurance maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreements represented by this blanket lien provide that upon any event of default by RGA Reinsurance, the FHLB’s recovery is limited to the amount of RGA Reinsurance’s liability under the outstanding funding agreements. The amount of the RGA Reinsurance’s liability for the funding agreements with the FHLB under guaranteed investment contracts was $622.1 million and $636.1 million at December 31, 2015 and 2014, respectively, which is included in interest sensitive contract liabilities on the Company's consolidated balance sheets. The advances on these agreements are collateralized primarily by commercial and residential mortgage-backed securities and commercial mortgage loans. The amount of collateral exceeds the liability and is dependent on the type of assets collateralizing the guaranteed investment contracts.
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

Portfolio Composition
The Company had total cash and invested assets of $43.5 billion and $38.3 billion at December 31, 2015 and 2014, respectively, as illustrated below (dollars in thousands):

	2015	% of Total	2014	% of Total
Fixed maturity securities, available-for-sale	$29,642,905	68.1%	$25,480,972	66.5%
Mortgage loans on real estate	3,129,951	7.2	2,712,238	7.1
Policy loans	1,468,796	3.4	1,284,284	3.3
Funds withheld at interest	5,880,203	13.5	5,922,561	15.4
Short-term investments	558,284	1.3	97,694	0.3
Other invested assets	1,298,120	3.0	1,198,319	3.1
Cash and cash equivalents	1,525,275	3.5	1,645,669	4.3
Total cash and invested assets	$43,503,534	100.0%	$38,341,737	100.0%
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

				Increase /(Decrease)
	2015	2014	2013	2015	2014
Average invested assets at amortized cost	$20,784,941	$19,876,715	$18,124,333	4.6%	9.7%
Net investment income	1,002,197	957,882	856,615	4.6%	11.8%
Investment yield (ratio of net investment income to average invested assets)	4.82%	4.82%	4.73%	—%	0.09%
Investment yield was consistent between 2015 and 2014 as the effect of a lower interest rate environment was offset by the cumulative effect of income related to a funds withheld transaction executed in the fourth quarter of 2015, retroactive to the beginning of the year. Investment yield increased in 2014 primarily due to additional income from prepayments received during the year and increased income from limited partnership and real estate joint venture investments.
Fixed Maturity and Equity Securities Available-for-Sale
See “Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for tables that provide the amortized cost, unrealized gains and losses, estimated fair value of fixed maturity and equity securities, and the other-than-temporary impairments in AOCI by sector as of December 31, 2015 and 2014.
The Company’s fixed maturity securities are invested primarily in corporate bonds, mortgage-and asset-backed securities, and U.S. and foreign government securities. As of December 31, 2015 and 2014, approximately 94.6% of the Company’s consolidated investment portfolio of fixed maturity securities were investment grade.
Important factors in the selection of investments include diversification, quality, yield, call protection and total rate of return potential. The relative importance of these factors is determined by market conditions and the underlying reinsurance liability and existing portfolio characteristics. The largest asset class in which fixed maturity securities were invested was in corporate securities, which represented approximately 59.7% of total fixed maturity securities at December 31, 2015, compared to 58.4% at December 31, 2014. See “Corporate Fixed Maturity Securities” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for tables showing the major industry types which comprise the corporate fixed maturity holdings at December 31, 2015 and 2014.
As of December 31, 2015, the Company’s investments in Canadian and Canadian provincial government securities represented 12.1% of the fair value of total fixed maturity securities compared to 15.2% of the fair value of total fixed maturity securities at December 31, 2014. These assets are primarily high-quality long duration provincial strips, the valuation of which is closely linked to the interest rate curve. These assets are longer in duration and held primarily for asset/liability management to meet Canadian regulatory requirements. See “Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for tables showing the various sectors as of December 31, 2015 and 2014.
There has been recent volatility within the energy sector spurred by lower prices for oil. As of December 31, 2015, the Company’s exposure to lower oil prices includes direct investments and funds withheld, consisting of corporate bonds, foreign agency bonds, credit default swaps and other investments with a net market value of approximately $2.3 billion and net written credit default swaps of $110.6 million notional value. Approximately $2.2 billion of the Company’s market value exposure consists of direct investments in corporate and foreign agency fixed maturity securities, of which 89.0% is considered investment grade. As of December 31, 2015, the net unrealized loss on those investments totaled approximately $158.6 million.
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
The quality of the Company’s available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity security portfolio, at December 31, 2015 and 2014 was as follows (dollars in thousands):

		December 31, 2015			December 31, 2014
NAIC Designation	Rating Agency Designation	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
1	AAA/AA/A	$17,801,017	$19,231,535	64.8%	$14,855,946	$16,866,777	66.1%
2	BBB	8,838,444	8,830,172	29.8	6,880,383	7,258,299	28.5
3	BB	1,054,449	1,001,614	3.4	750,152	760,531	3.0
4	B	399,417	359,591	1.2	387,456	372,375	1.5
5	CCC	207,351	197,498	0.7	212,905	208,346	0.8
6	In or near default	22,299	22,495	0.1	18,755	14,644	0.1
	Total	$28,322,977	$29,642,905	100.0%	$23,105,597	$25,480,972	100.0%
The Company’s fixed maturity portfolio includes structured securities. The following table shows the types of structured securities the Company held at December 31, 2015 and 2014 (dollars in thousands):

	December 31, 2015		December 31, 2014
		Estimated Fair Value		Estimated Fair Value
	Amortized Cost		Amortized Cost
Residential mortgage-backed securities:
Agency	$602,524	$634,077	$639,936	$677,352
Non-agency	675,474	677,400	351,931	360,544
Total residential mortgage-backed securities	1,277,998	1,311,477	991,867	1,037,896
Commercial mortgage-backed securities	1,456,848	1,483,087	1,453,657	1,532,591
Asset-backed securities	1,219,000	1,212,676	1,059,660	1,069,586
Total	$3,953,846	$4,007,240	$3,505,184	$3,640,073
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
Asset-backed securities include credit card and automobile receivables, student loans, home equity loans and collateralized debt obligations (primarily collateralized loan obligations). The Company owns floating rate securities that represent approximately 12.4% and 13.5% of the total fixed maturity securities at December 31, 2015 and 2014, respectively. These investments have a higher degree of income variability than the other fixed income holdings in the portfolio due to the floating rate nature of the interest payments. The Company holds these investments to match specific floating rate liabilities primarily reflected in the consolidated balance sheets as collateral finance notes, as well as to enhance asset management strategies. In addition to the risks associated with floating rate securities, principal risks in holding asset-backed securities are structural, credit and capital market risks. Structural risks include the securities’ cash flow priority in the capital structure and the inherent prepayment sensitivity of the underlying collateral. Credit risks include the adequacy and ability to realize proceeds from the collateral. Credit risks are mitigated by credit enhancements which include excess spread, over-collateralization and subordination. Capital market risks include general level of interest rates and the liquidity for these securities in the marketplace.
The Company monitors its fixed maturity and equity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, the length of time and the extent to which the market value has been below amortized cost, compliance with covenants, general market and industry sector conditions, current intent and ability to hold securities, and various other subjective factors. Based on management’s judgment, securities determined to have an other-than-temporary impairment in value are written down to fair value. See “Investments – Other-than-Temporary Impairment” in Note 2 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements for additional information. The table below summarizes other-than-temporary impairments and changes in the mortgage loan provision for 2015, 2014 and 2013 (dollars in thousands):

	2015	2014	2013
Impairment losses on fixed maturity securities	$57,380	$7,766	$12,901
Other impairment losses	6,611	6,219	4,976
Change in mortgage loan provision	342	(904)	1,957
Total	$64,333	$13,081	$19,834
The fixed maturity impairments in 2015 and 2014 were largely related to high-yield energy and emerging market corporate securities. The fixed maturity impairments in 2013 were largely related to commercial mortgage-backed securities. In addition, other impairment losses in 2015, 2014 and 2013 are primarily due to impairments on limited partnerships. There were no impairment losses on equity securities in 2015, 2014 or 2013.
At December 31, 2015 and 2014, the Company had $627.5 million and $134.9 million, respectively, of gross unrealized losses related to its fixed maturity and equity securities. The distribution of the gross unrealized losses related to these securities is shown below:

	2015	2014
Sector:
Corporate securities	75.8%	68.3%
Canadian and Canada provincial governments	0.4	—
Residential mortgage-backed securities	1.9	4.9
Asset-backed securities	2.9	7.7
Commercial mortgage-backed securities	1.8	6.4
U.S. government and agencies	9.2	0.4
State and political subdivisions	1.4	2.6
Other foreign government, supranational and foreign government-sponsored enterprises	6.6	9.7
Total	100.0%	100.0%
Industry:
Finance	8.8%	17.4%
Asset-backed	2.9	7.7
Industrial	62.1	49.3
Mortgage-backed	3.7	11.3
Government	17.6	12.7
Utility	4.9	1.6
Total	100.0%	100.0%
See “Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for a table that presents the total gross unrealized losses for fixed maturity securities and equity securities at December 31, 2015 and 2014, respectively, where the estimated fair value had declined and remained below amortized cost by less than 20% or more than 20%.
The Company’s determination of whether a decline in value is other-than-temporary includes analysis of the underlying credit and the extent and duration of a decline in value. The Company’s credit analysis of an investment includes determining whether the issuer is current on its contractual payments, evaluating whether it is probable that the Company will be able to collect all amounts due according to the contractual terms of the security and analyzing the overall ability of the Company to recover the amortized cost of the investment. In the Company’s impairment review process, the duration and severity of an unrealized loss position for equity securities are given greater weight and consideration given the lack of contractual cash flows and the deferability features of these securities. As of December 31, 2015 and 2014, there were immaterial gross unrealized losses on equity securities greater than 20 percent of the amortized cost for more than 12 months.
See “Purchased Credit Impaired Fixed Maturity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for tables that present information related to the Company’s purchases of credit impaired securities in 2015 and 2014.
See “Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for tables that present the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for fixed maturity and equity securities that have estimated fair values below amortized cost, by class and grade security, as well as the length of time the related market value has remained below amortized cost as of December 31, 2015 and 2014.
As of December 31, 2015 and 2014, respectively, the Company classified approximately 8.2% and 8.8% of its fixed maturity securities in the Level 3 category (refer to Note 6 – “Fair Value of Assets and Liabilities” in the Notes to Consolidated Financial Statements for additional information). These securities primarily consist of private placement corporate securities, bank loans, below investment grade commercial and residential mortgage-backed securities and subprime asset-backed securities with inactive trading markets.
See “Securities Borrowing and Other” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for information related to the Company’s securities borrowing, repurchase and repurchase/reverse repurchase programs.
Mortgage Loans on Real Estate
Mortgage loans represented approximately 7.2% and 7.1% of the Company’s cash and invested assets as of December 31, 2015 and 2014, respectively. The Company’s mortgage loan portfolio consists of U.S. based investments primarily in commercial offices, light industrial properties and retail locations. The mortgage loan portfolio is diversified by geographic region and property type. The Company’s largest mortgage loan has a book value of approximately $58.9 million but most mortgage loans range in size up to $30.0 million, with the average mortgage loan investment as of December 31, 2015 totaling approximately $8.5 million. The mortgage loan portfolio was diversified by geographic region and property type as discussed further under “Mortgage Loans on Real Estate” in Note 4 - “Investments” in the Notes to Consolidated Financial Statements.
As of December 31, 2015 and 2014, the Company’s mortgage loans, gross of valuation allowances, were distributed throughout the United States as follows (dollars in thousands):

	2015		2014
	Recorded Investment	% of Total	Recorded Investment	% of Total
Pacific	$894,411	28.5%	$678,114	24.9%
South Atlantic	663,528	21.2	622,859	22.9
Mountain	486,699	15.5	480,075	17.7
East North Central	337,002	10.7	284,300	10.5
West North Central	274,760	8.8	185,061	6.8
West South Central	237,549	7.6	178,478	6.6
Middle Atlantic	151,084	4.8	166,247	6.1
East South Central	59,630	1.9	62,794	2.3
New England	32,101	1.0	60,781	2.2
Total	$3,136,764	100.0%	$2,718,709	100.0%
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
See “Mortgage Loans on Real Estate” in Note 4 - “Investments” in the Notes to Consolidated Financial Statements for information regarding valuation allowances and impairments.
Policy Loans
Policy loans comprised approximately 3.4% and 3.3% of the Company’s cash and invested assets as of December 31, 2015 and 2014, respectively, substantially all of which are associated with one client. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates.

The Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.
Funds Withheld at Interest
Funds withheld at interest comprised approximately 13.5% and 15.4% of the Company’s cash and invested assets as of December 31, 2015 and 2014, respectively. For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company, and are reflected as funds withheld at interest on the Company’s consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances with amounts owed by the ceding company. Ceding companies with funds withheld at interest had an average financial strength rating of “A” at December 31, 2015 and 2014. Certain ceding companies maintain segregated portfolios for the benefit of the Company.
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
Based on data provided by ceding companies at December 31, 2015 and 2014, funds withheld at interest totaled (dollars in thousands):

	December 31, 2015		December 31, 2014
Underlying Security Type:	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
Segregated portfolios	$4,132,667	$4,488,067	$4,220,047	$4,690,010
Non-segregated portfolios	1,823,713	1,823,713	1,677,155	1,677,155
Embedded derivatives (1)	(76,177)	—	25,359	—
Total funds withheld at interest	$5,880,203	$6,311,780	$5,922,561	$6,367,165

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

Based on data provided by the ceding company at December 31, 2015 and 2014, segregated portfolios contained primarily corporate, municipal, government and asset-backed securities as well as derivative securities and reverse repurchase obligations. These assets pose risks similar to the fixed maturity securities the Company directly owns. Derivatives consist primarily of S&P 500 options which are used to hedge liabilities and interest credited for EIAs reinsured by the Company. The securities held within the segregated portfolios are primarily investment-grade, with an average rating of “A.” The average maturity for investments held within the segregated portfolios of funds withheld at interest is ten years or more. Interest accrues to the total funds withheld at interest assets at rates defined by the treaty terms and the Company estimated the yields were approximately 6.10%, 7.59% and 9.68% for the years ended December 31, 2015, 2014 and 2013, respectively. Changes in these estimated yields are affected primarily by changes in the fair value of equity options held in the funds withheld portfolio associated with EIAs. Additionally, under certain treaties the Company is subject to the investment performance on the withheld assets, although it does not directly control them. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance.
Other Invested Assets
Other invested assets include equity securities, limited partnership interests, joint ventures (other than operating joint ventures), structured loans, derivative contracts, FVO contractholder-directed unit-linked investments, FHLB common stock, real estate held-for-investment and equity release mortgages. Other invested assets represented approximately 3.0% and 3.1% of the Company’s cash and invested assets as of December 31, 2015 and 2014, respectively. See “Other Invested Assets” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for a table that presents the carrying value of the Company’s other invested assets by type as of December 31, 2015 and 2014.
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
See Note 5 – “Derivative Instruments” in the Notes to Consolidated Financial Statements for a table that presents the notional amounts and fair value of investment related derivative instruments held at December 31, 2015 and 2014.
The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value at the reporting date plus or minus any collateral posted or held by the Company. The Company had credit exposure related to its derivative contracts, excluding futures and mortality swaps, of $7.8 million and $7.7 million at December 31, 2015 and 2014, respectively.
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
Enterprise Risk Management
RGA maintains a dedicated Enterprise Risk Management (“ERM”) function that is responsible for analyzing and reporting the Company’s risks on an aggregated basis; facilitating monitoring to ensure the Company’s risks remain within its appetites, limits and tolerances; and ensuring, on an ongoing basis, that RGA’s ERM objectives are met. This includes ensuring proper risk controls are in place; risks are effectively identified, assessed, and managed; and key risks to which the Company is exposed are disclosed to appropriate stakeholders. The ERM function plays an important role in fostering the Company’s risk management culture and practices.
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
In addition to leading the ERM function, the CRO also chairs the Company’s Risk Management Steering Committee (“RMSC”), which is made up of senior management executives, including the Chief Executive Officer ("CEO"), the President, the Chief Financial Officer ("CFO"), and the COO, among others. The RMSC approves targets and limits for each material risk at the consolidated level and reviews these limits at least annually. Exposure to these risks is calculated and presented to the RMSC at least quarterly. Any waiver or exception to established risk limits needs to be approved by the RMSC. The Company also has risk-focused committees such as the Business Continuity and Information Governance Steering Committee, Consolidated Investment Committee, Derivatives Risk Oversight Committee, Asset Liability Management Committee, Actuarial Standards Group, Collateral and Liquidity Committee, and the Currency Risk Management Committee. These committees are comprised of various risk and technical experts and have overlapping membership, enabling consistent and holistic management of risks. These committees report directly or indirectly to the RMSC. In addition to the risk committees at a consolidated level, some of RGA’s operating entities have risk management committees that oversee relevant risks relative to segment-level risk targets and limits.

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

5.
Business Specific Limits/Controls: These limits/controls provide additional safeguards against undesired risk exposures and are embedded in business processes. Examples include: maximum retention limits, pricing and underwriting reviews, per issuer limits, concentration limits, and standard treaty language.

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
Misestimation of any key risk can threaten the long term viability of the Company. Further, the pricing process is a key operational risk and significant effort is applied to ensuring the appropriateness of pricing assumptions. Some of the safeguards the Company uses to ensure proper pricing are: experience studies, strict underwriting, sensitivity and scenario testing, pricing guidelines and controls, authority limits and internal and external pricing reviews. In addition, the ERM function provides additional pricing oversight which includes periodic pricing audits.

Specific stress scenarios and reverse stress tests are analyzed to better understand how the solvency and rating of the Company may be affected by specific events and to better understand the kind of events the Company's capital position can sustain.
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
Catastrophic Retrocession
The Company seeks to limit its exposure to loss on its assumed catastrophic excess of loss reinsurance agreements by ceding a portion of its exposure to multiple retrocessionaires through retrocession line slips or directly to retrocession markets. The Company retains a maximum of $20.0 million of catastrophic loss exposure per agreement and retrocedes up to $50.0 million additional loss exposures to the retrocession markets. The Company limits its exposure on a country-by-country (and state-by-state in the U.S.) basis by managing its total exposure to all catastrophic excess of loss agreements bound within a given country to established maximum aggregate exposures. The maximum exposures are established and managed both on gross amounts issued prior to including retrocession and for amounts net of exposures retroceded.
Catastrophe Coverage
The Company accesses the markets each year for annual catastrophic coverages and reviews current coverage and pricing of current and alternate designs. Purchases vary from year to year based on the Company’s perceived value of such coverages. The current policy covers events involving 8 or more insured deaths from a single occurrence and covers $100.0 million of claims in excess of the Company’s $25.0 million deductible.
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
Market Risk
Market risk is the risk that net asset and liability values or results of operations will be affected adversely by changes in market conditions such as market prices, exchange rates, and nominal interest rates. The Company is primarily exposed to interest rate, foreign currency, inflation, real estate, and equity risks.
Interest Rate Risk
Interest rate risk is the potential for loss on a net asset and liability basis due to changes in interest rates, including both normal rate changes and credit spread changes. This risk arises from many of the Company’s primary activities, as the Company invests substantial funds in interest-sensitive assets, primarily fixed maturity securities, and also has certain interest-sensitive contract liabilities. A prolonged period where market yields are significantly below the book yields of the Company’s asset portfolio puts downward pressure on portfolio book yields. The Company has been proactive in its investment strategies, reinsurance structures and overall asset-liability practices to reduce the risk of unfavorable consequences in this type of environment.
The Company manages interest rate risk to maximize the return on the Company’s capital and to preserve the value created by its business operations within certain constraints. For example, certain management and monitoring processes are designed to minimize the effect of sudden and/or sustained changes in interest rates on fair value, cash flows, and net interest income. The Company manages its exposure to interest rates principally by managing the relative matching of the cash flows of its liabilities and assets.
The following table presents the account values, the weighted average interest-crediting rates and minimum guaranteed rate ranges for the contracts containing guaranteed rates by major class of interest-sensitive product as of December 31, 2015 and 2014 (dollars in thousands):

	Account Value		Current Weighted-Average Interest Crediting Rate		Minimum Guaranteed Rate Ranges
Interest Sensitive Contract Liability	2015	2014	2015	2014	2015	2014
Traditional individual fixed annuities	$5,148,415	$5,008,618	2.83%	2.86%	0.50 – 4.50%	0.50 – 4.50%
Equity-indexed annuities	4,475,388	4,673,916	1.58	4.43	1.00 – 3.00	1.00 – 3.00
Individual variable annuity contracts	4,911	5,314	2.58	2.52	0.33 – 3.13	0.33 – 3.15
Guaranteed investment contracts	622,523	636,360	1.26	1.36	0.00 – 4.50	0.00 – 4.50
Universal life – type policies	2,808,679	1,938,158	4.01	3.97	3.00 – 6.00	3.00 – 6.00
The following table presents the account values by each minimum guaranteed rate, rounded to the nearest percentage, by class of interest-sensitive product as of December 31, 2015 and 2014 (dollars in thousands):

	Account Value as of December 31, 2015
Interest Sensitive Contract Liability	1%	2%	3%	4%	5%	6%	Total
Traditional individual fixed annuities	$401,934	$679,165	$3,324,805	$730,056	$12,455	$—	$5,148,415
Equity-indexed annuities	696,737	2,756,136	1,022,515	—	—	—	4,475,388
Individual variable annuity contracts	6	—	4,905	—	—	—	4,911
Guaranteed investment contracts	407,107	153,562	—	36,537	25,317	—	622,523
Universal life – type policies	—	—	48,679	2,678,488	58,081	23,431	2,808,679

	Account Value as of December 31, 2014
Interest Sensitive Contract Liability	1%	2%	3%	4%	5%	6%	Total
Traditional individual fixed annuities	$213,640	$851,376	$3,422,493	$507,933	$13,176	$—	$5,008,618
Equity-indexed annuities	705,974	2,888,175	1,079,767	—	—	—	4,673,916
Individual variable annuity contracts	7	—	5,307	—	—	—	5,314
Guaranteed investment contracts	420,951	153,562	—	36,537	25,310	—	636,360
Universal life – type policies	—	—	45,575	1,807,815	58,862	23,906	1,936,158
The spread profits on the Company’s fixed annuity and interest-sensitive whole life, universal life (“UL”) and fixed portion of variable universal life (“VUL”) insurance policies are at risk if interest rates decline and remain relatively low for a period of time, which has generally been the case in recent years. Should interest rates remain at current levels, which are significantly lower than those existing prior to the declines of recent years, the average earned rate of return on the Company’s annuity and UL investment portfolios will continue to decline. Declining portfolio yields may cause the spreads between investment portfolio yields and the interest rate credited to contract holders to deteriorate as the Company’s ability to manage spreads can become limited by minimum guaranteed rates on annuity and UL policies. In 2015, minimum guaranteed rates on non-variable annuity and UL policies generally ranged from 0.50% to 6.00%, with an average guaranteed rate of approximately 2.78%. In 2014, minimum guaranteed rates on non-variable annuity and UL policies generally ranged from 0.50% to 6.00%, with an average guaranteed rate of approximately 2.68%.
Interest rate spreads are managed for near term income through a combination of crediting rate actions and portfolio management. Certain annuity products contain crediting rates that reset annually, of which $3,968.0 million and $3,171.7 million of account balances are not subject to surrender charges, with 99.8% and 99.7% of these already at their minimum guaranteed rates as of December 31, 2015 and 2014, respectively. As such, certain management and monitoring processes are designed to minimize the effect of sudden and/or sustained changes in interest rates on fair value, cash flows, and net interest income.
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
Interest rate sensitivity analysis is used to measure the Company’s interest rate price risk by computing estimated changes in fair value of fixed rate assets and liabilities in the event of a hypothetical 100 basis point change (increase or decrease) in market interest rates. The Company does not have fixed rate instruments classified as trading securities. The Company’s projected net decrease in fair value of financial instruments in the event of a 100 basis point increase in market interest rates at its fiscal years ended December 31, 2015 and 2014 was $774.1 million and $615.9 million, respectively.
The calculation of fair value is based on the net present value of estimated discounted cash flows expected over the life of the market risk sensitive instruments, using market prepayment assumptions and market rates of interest provided by independent broker quotations and other public sources, with adjustments made to reflect the shift in the treasury yield curve as appropriate.
Interest rate sensitivity analysis is also used to measure the Company’s interest rate cash flow risk by computing estimated changes in the cash flows expected in the near term attributable to floating rate assets and liabilities in the event of a range of assumed changes in market interest rates. This analysis assesses the risk of loss in cash flows in the near term in market risk sensitive floating rate instruments in the event of a hypothetical 100 basis point change (increase or decrease) in market interest rates. The Company does not have variable rate instruments classified as trading securities. The Company’s projected decrease in cash flows in the near term associated with floating rate instruments in the event of a 100 basis point decrease in market interest rates at its fiscal years ended December 31, 2015 and 2014 was $28.8 million and $30.6 million, respectively.
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
In order to reduce the exposure to changes in fair values from interest rate fluctuations, the Company has developed strategies to manage the net interest rate sensitivity of its assets and liabilities. In addition, from time to time, the Company has utilized the swap market to manage the sensitivity of fair values to interest rate fluctuations.
Foreign Currency Risk
The Company is subject to foreign currency translation, transaction, and net income exposure. The Company manages its exposure to currency principally by currency matching invested assets with the underlying liabilities to the extent possible. The Company has in place net investment hedges for a portion of its investments in its Canadian operations to reduce excess exposure to these currencies. Translation differences resulting from translating foreign subsidiary balances to U.S. dollars are reflected in stockholders’ equity on the consolidated balance sheets.
The Company generally does not hedge the foreign currency exposure of its subsidiaries transacting business in currencies other than their functional currency (transaction exposure). However, the Company has entered into cross currency swaps to manage exposure to specific currencies. The majority of the Company’s foreign currency transactions are denominated in Australian dollars, British pounds, Canadian dollars, Euros, Japanese yen, Korean won, and the South African rand.
The maximum amount of assets held in a specific currency (with the exception of the U.S. dollar) is measured relative to risk targets and is monitored regularly.

The Company does not hedge the income statement risk associated with translating foreign currencies. The foreign exchange risk sensitivity of the Company’s consolidated pre-tax income is assessed using hypothetical test scenarios. Actual results may differ from the results noted below particularly due to assumptions utilized or if events occur that were not included in the methodology. For more information on this risk, see “Item 1A - Risk Factors - Risks Related to Our Business.” The following tables summarize the results of this analysis on the Company’s reported pre-tax income as of the dates indicated (dollars in thousands):

Foreign exchange daily average rate for the year ended December 31, 2015
US dollar to foreign currencies	-10%	-5%	0	5%	10%
Income before income taxes	$701,000	$722,898	$744,795	$766,692	$788,590
% change of income before income taxes from base	(5.9)%	(2.9)%	—%	2.9%	5.9%
$ change of income before income taxes from base	$(43,795)	$(21,897)	$—	$21,897	$43,795

Foreign exchange daily average rate for the year ended December 31, 2014
US dollar to foreign currencies	-10%	-5%	0	5%	10%
Income before income taxes	$957,830	$983,182	$1,008,533	$1,033,884	$1,059,236
% change of income before income taxes from base	(5.0)%	(2.5)%	—%	2.5%	5.0%
$ change of income before income taxes from base	$(50,703)	$(25,351)	$—	$25,351	$50,703
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

Variable Annuities
The Company reinsures variable annuities including those with guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”) and guaranteed minimum withdrawal benefits (“GMWB”). Strong equity markets, increases in interest rates and decreases in volatility will generally decrease the fair value of the liabilities underlying the benefits. Conversely, a decrease in the equity markets along with a decrease in interest rates and an increase in volatility will generally result in an increase in the fair value of the liabilities underlying the benefits, which has the effect of increasing reserves and lowering earnings. The Company maintains a customized dynamic hedging program that is designed to substantially mitigate the risks associated with income volatility around the change in reserves on guaranteed benefits, ignoring the Company’s own credit risk assessment. However, the hedge positions may not fully offset the changes in the carrying value of the guarantees due to, among other things, time lags, high levels of volatility in the equity and derivative markets, extreme swings in interest rates, unexpected contract holder behavior, and divergence between the performance of the underlying funds and hedging indices. These factors, individually or collectively, may have a material adverse effect on the Company’s net income, financial condition or liquidity. The table below provides a summary of variable annuity account values and the fair value of the guaranteed benefits as of December 31, 2015 and 2014.

	December 31,
(dollars in millions)	2015	2014
No guarantee minimum benefits	$782	$881
GMDB only	62	75
GMIB only	5	5
GMAB only	33	44
GMWB only	1,425	1,636
GMDB / WB	359	427
Other	22	27
Total variable annuity account values	$2,688	$3,095
Fair value of liabilities associated with living benefit riders	$192	$159
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
The Company manages investment credit risk using per-issuer investment limits. In addition to per-issuer limits, the Company also limits the total amounts of investments per rating category. An automated compliance system checks for compliance for all investment positions and sends warning messages when there is a breach. The Company manages its credit risk related to over-the-counter derivatives by entering into transactions with creditworthy counterparties, maintaining collateral arrangements and through the use of master agreements that provide for a single net payment to be made by one counterparty to another at each due date and upon termination. Because futures are transacted through regulated exchanges, and positions are marked to market on a daily basis, the Company has minimal exposure to credit-related losses in the event of nonperformance by counterparties to such derivative instruments.
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

Run-on-the-Bank
The risk that a client’s in force block incurs substantial surrenders and/or lapses due to credit impairment, reputation damage or other market changes affecting the counterparty. Substantially higher than expected surrenders and/or lapses could result in inadequate in force business to recover cash paid out for acquisition costs.
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
Generally, RGA’s insurance subsidiaries retrocede amounts in excess of their retention to RGA Reinsurance, Parkway Re, RGA Barbados, RGA Americas, Rockwood Re, Manor Re, RGA Worldwide or RGA Atlantic. External retrocessions are arranged through the Company’s retrocession pools for amounts in excess of its retention. As of December 31, 2015, all retrocession pool members in this excess retention pool rated by the A.M. Best Company were rated “A-” or better. A rating of “A-” is the fourth highest rating out of fifteen possible ratings. For a majority of the retrocessionaires that were not rated, letters of credit or trust assets have been given as additional security. In addition, the Company performs annual financial and in force reviews of its retrocessionaires to evaluate financial stability and performance.
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

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
	(Dollars in thousands, except share data)
Assets
Fixed maturity securities:
Available-for-sale at fair value (amortized cost of $28,322,977 and $23,105,597)	$29,642,905	$25,480,972
Mortgage loans on real estate (net of allowances of $6,813 and $6,471)	3,129,951	2,712,238
Policy loans	1,468,796	1,284,284
Funds withheld at interest	5,880,203	5,922,561
Short-term investments	558,284	97,694
Other invested assets	1,298,120	1,198,319
Total investments	41,978,259	36,696,068
Cash and cash equivalents	1,525,275	1,645,669
Accrued investment income	339,452	261,096
Premiums receivable and other reinsurance balances	1,797,504	1,527,729
Reinsurance ceded receivables	637,859	578,206
Deferred policy acquisition costs	3,392,437	3,342,575
Other assets	712,366	602,957
Total assets	$50,383,152	$44,654,300
Liabilities and Stockholders’ Equity
Future policy benefits	$19,612,251	$14,476,637
Interest-sensitive contract liabilities	13,663,873	12,591,497
Other policy claims and benefits	4,094,640	3,824,069
Other reinsurance balances	296,899	306,915
Deferred income taxes	2,218,328	2,365,817
Other liabilities	1,165,071	994,230
Long-term debt	2,297,548	2,297,704
Collateral finance and securitization notes	899,161	773,979
Total liabilities	44,247,771	37,630,848
Commitments and contingent liabilities (See Note 12)
Stockholders’ Equity:
Preferred stock (par value $.01 per share; 10,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.01 per share; 140,000,000 shares authorized; shares issued: 79,137,758 at December 31, 2015 and 2014)	791	791
Additional paid-in-capital	1,816,142	1,798,279
Retained earnings	4,620,303	4,239,647
Treasury stock, at cost - 13,933,232 and 10,364,797 shares	(1,010,139)	(672,394)
Accumulated other comprehensive income	708,284	1,657,129
Total stockholders’ equity	6,135,381	7,023,452
Total liabilities and stockholders’ equity	$50,383,152	$44,654,300
See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
	2015	2014	2013
Revenues	(Dollars in thousands, except per share data)
Net premiums	$8,570,741	$8,669,854	$8,254,027
Investment income, net of related expenses	1,734,495	1,713,691	1,699,865
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(57,380)	(7,766)	(12,654)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	—	(247)
Other investment related gains (losses), net	(107,370)	193,959	76,891
Total investment related gains (losses), net	(164,750)	186,193	63,990
Other revenues	277,692	334,456	300,471
Total revenues	10,418,178	10,904,194	10,318,353
Benefits and expenses
Claims and other policy benefits	7,489,382	7,406,641	7,304,332
Interest credited	336,964	451,031	476,514
Policy acquisition costs and other insurance expenses	1,127,486	1,391,433	1,300,780
Other operating expenses	554,044	538,415	466,717
Interest expense	142,863	96,700	124,307
Collateral finance and securitization expense	22,644	11,441	10,449
Total benefits and expenses	9,673,383	9,895,661	9,683,099
Income before income taxes	744,795	1,008,533	635,254
Provision for income taxes	242,629	324,486	216,417
Net income	$502,166	$684,047	$418,837
Earnings per share
Basic earnings per share	$7.55	$9.88	$5.82
Diluted earnings per share	7.46	9.78	5.78
Dividends declared per share	$1.40	$1.26	$1.08
See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the years ended December 31,
	2015	2014	2013
Comprehensive income (loss)
Net Income	$502,166	$684,047	$418,837
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(262,998)	(125,236)	(60,392)
Net unrealized investment gains (losses)	(689,076)	804,528	(1,057,412)
Defined benefit pension and postretirement plan adjustments	3,229	(27,770)	14,509
Total other comprehensive income (loss), net of tax	(948,845)	651,522	(1,103,295)
Total comprehensive income (loss)	$(446,679)	$1,335,569	$(684,458)
See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2012	$791	$1,755,421	$3,357,255	$(312,182)	$2,108,902	$6,910,187
Net income			418,837			418,837
Total other comprehensive income (loss)					(1,103,295)	(1,103,295)
Dividends to stockholders			(77,642)			(77,642)
Purchase of treasury stock				(269,204)		(269,204)
Reissuance of treasury stock		22,485	(38,512)	72,671		56,644
Balance, December 31, 2013	791	1,777,906	3,659,938	(508,715)	1,005,607	5,935,527
Net income			684,047			684,047
Total other comprehensive income (loss)					651,522	651,522
Dividends to stockholders			(87,256)			(87,256)
Purchase of treasury stock				(201,525)		(201,525)
Reissuance of treasury stock		20,373	(17,082)	37,846		41,137
Balance, December 31, 2014	791	1,798,279	4,239,647	(672,394)	1,657,129	7,023,452
Net income			502,166			502,166
Total other comprehensive income (loss)					(948,845)	(948,845)
Dividends to stockholders			(93,381)			(93,381)
Purchase of treasury stock				(384,519)		(384,519)
Reissuance of treasury stock		17,863	(28,129)	46,774		36,508
Balance, December 31, 2015	$791	$1,816,142	$4,620,303	$(1,010,139)	$708,284	$6,135,381
See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

	For the years ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net income	$502,166	$684,047	$418,837
Adjustments to reconcile net income to net cash provided by operating activities:
Change in operating assets and liabilities, net of acquisition:
Accrued investment income	(48,458)	(855)	(69,875)
Premiums receivable and other reinsurance balances	(313,882)	(136,710)	(106,136)
Deferred policy acquisition costs	(66,633)	101,493	58,313
Reinsurance ceded receivable balances	(11,740)	39,345	62,058
Future policy benefits, other policy claims and benefits, and other reinsurance balances	1,867,488	1,625,561	1,429,697
Deferred income taxes	148,996	170,731	230,778
Other assets and other liabilities, net	(55,345)	(17,244)	(186,978)
Amortization of net investment premiums, discounts and other	(77,303)	(102,459)	(95,547)
Investment related (gains) losses, net	164,750	(186,193)	(63,990)
Gain on repurchase of collateral finance notes	—	—	(46,506)
Excess tax benefits from share-based payment arrangement	(2,963)	3,011	(3,125)
Other, net	(18,461)	155,428	99,634
Net cash provided by operating activities	2,088,615	2,336,155	1,727,160
Cash flows from investing activities
Sales of fixed maturity securities available-for-sale	5,461,687	4,309,985	3,629,378
Maturities of fixed maturity securities available-for-sale	439,640	539,789	155,237
Principal payments on mortgage loans on real estate	383,828	479,908	391,654
Principal payments on policy loans	21,322	63,785	33,724
Purchases of fixed maturity securities available-for-sale	(5,874,309)	(6,129,956)	(4,766,275)
Cash invested in mortgage loans on real estate	(810,092)	(721,836)	(613,413)
Cash invested in policy loans	(52,207)	(103,599)	(18)
Cash invested in funds withheld at interest	(339,062)	(86,588)	(90,707)
Purchase of businesses, net of cash acquired of $69,823, $0 and $9,709	(145,235)	—	(2,805)
Purchases of property and equipment	(23,553)	(88,361)	—
Cash received (paid) under securities repurchase agreements	(101,203)	101,203	—
Change in short-term investments	(470,002)	38,060	138,024
Change in other invested assets	77,445	286,665	(209,900)
Net cash used in investing activities	(1,431,741)	(1,310,945)	(1,335,101)
Cash flows from financing activities
Dividends to stockholders	(93,381)	(87,256)	(77,642)
Repayment of collateral finance and securitization notes	(19,732)	—	(119,255)
Proceeds from issuance of collateral finance and securitization notes	164,220	300,000	—
Proceeds from long-term debt issuance	—	100,000	398,492
Debt issuance costs	(4,748)	(4,260)	(3,400)
Principal payments of long-term debt	(2,380)	(772)	—
Purchases of treasury stock	(384,519)	(201,525)	(269,204)
Excess tax benefits from share-based payment arrangement	2,963	(3,011)	3,125
Exercise of stock options, net	11,151	9,246	28,390
Change in cash collateral for derivative positions and other arrangements	52,381	162,435	(73,338)
Deposits on universal life and other investment type policies and contracts	277,280	150,922	201,957
Withdrawals on universal life and other investment type policies and contracts	(711,517)	(681,338)	(770,338)
Net cash used in financing activities	(708,282)	(255,559)	(681,213)
Effect of exchange rate changes on cash	(68,986)	(47,629)	(47,091)
Change in cash and cash equivalents	(120,394)	722,022	(336,245)
Cash and cash equivalents, beginning of period	1,645,669	923,647	1,259,892
Cash and cash equivalents, end of period	$1,525,275	$1,645,669	$923,647

Supplemental disclosures of cash flow information:
Interest paid	$148,124	$136,499	$116,809
Income taxes paid, net of refunds	$41,577	$70,342	$110,773
Non-cash transactions:
Transfer of invested assets	$2,092,558	$2,001,439	$—
Accrual for capitalized assets	$253	$24,458	$—
Purchase of a business:
Assets acquired, excluding cash acquired	$4,040,175	$—	$137,596
Liabilities assumed	(3,894,940)	—	(134,791)
Net cash paid on purchase	$145,235	$—	$2,805
See accompanying notes to consolidated financial statements.

Reinsurance Group of America, Incorporated
Notes to consolidated financial statements
For the years ended December 31, 2015, 2014 and 2013
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
To conform with new presentation, debt issuance costs of $25.3 million previously reported by the Company as other assets in the consolidated balance sheet as of December 31, 2014, are now reported by the Company with long-term debt ($16.6 million), and collateral finance and securitization notes ($8.7 million), in accordance with the adoption of the accounting standard update "Simplifying the Presentation of Debt Issuance Costs."
Effective January 1, 2015, the Company further refined its reporting of the Canada; Europe, Middle East, and Africa; and Asia Pacific segments into traditional and non-traditional businesses to reflect the expanded product offerings within its geographic-based segments. The prior-period presentation has been adjusted to conform to the new segment reporting structure.
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
A mortgage loan is considered to be impaired when, based on the current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the mortgage agreement. Valuation allowances on mortgage loans are established based upon inherent losses expected by management to be realized in connection with future dispositions or settlement of mortgage loans, including foreclosures. The Company establishes valuation allowances for estimated impairments on an individual loan basis as of the balance sheet date. Such valuation allowances are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate, the value of the loan’s collateral if the loan is in the process of foreclosure or is otherwise collateral-dependent, or the loan’s market value if the loan is being sold. Non-specific valuation allowances are established for mortgage loans based upon several loan factors, including the Company’s historical experience for loan losses, defaults and loss severity, loss expectations for loans with similar risk characteristics and industry statistics. These evaluations are revised as conditions change and new information becomes available. In addition to historical experience, management considers qualitative factors that include the impact of changing macro-economic conditions, which may not be currently reflected in the loan portfolio performance, and the quality of the loan portfolio per internal credit quality ratings. Any interest accrued or received on the net carrying amount of the impaired loan will be included in investment income or applied to the principal of the loan, depending on the assessment of the collectability of the loan. Mortgage loans deemed to be uncollectible or that have been foreclosed are charged off against the valuation allowances and subsequent recoveries, if any, are credited to the valuation allowances. Changes in valuation allowances are reported in investment related gains (losses), net on the consolidated statements of income.
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
The Company’s internal credit quality rating model is used to estimate the probability of mortgage loan default and the likelihood of loss upon default. The rating scale ranges from “high investment grade” to “in or near default” with high investment grade being the highest quality and least likely to default and lose principal. Likewise, a rating of in or near default indicates the lowest quality and the most likely to default or lose principal. All loans are assigned a rating at origination and ratings are updated at least annually. Lower rated loans appear on the Company’s watch list and are re-evaluated more frequently. The debt service coverage ratio and the loan to value ratio are the most heavily weighted factors in determining the loan rating. Other factors involved in determining the final rating are loan amortization term, tenant rollover, location and market stability, and borrowers’ financial condition and experience.
Policy Loans
Policy loans are reported at the unpaid principal balance. Interest income on such loans is recorded as earned using the contractually agreed-upon interest rate. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due the ceding company upon the death of the insured or surrender of the underlying policy.
Funds Withheld at Interest
Funds withheld at interest represent amounts contractually withheld by ceding companies in accordance with reinsurance agreements. For agreements written on a modified coinsurance basis and agreements written on a coinsurance funds withheld basis, assets which support the net statutory reserves or as defined in the treaty, are withheld and legally owned by the ceding company. Interest, recorded in investment income, net of related expenses in the consolidated statements of income, accrues to these assets at calculated rates as defined by the treaty terms. Changes in the value of the equity options held within the funds withheld portfolio associated with equity-indexed annuity treaties are reflected in investment income.
Short-term Investments
Short-term investments represent investments with remaining maturities greater than three months but less than twelve months, at the date of purchase, and are stated at estimated fair value or amortized cost, which approximates estimated fair value. Interest on short-term investments is recorded in investment income, net of related expenses in the consolidated statements of income.
Other Invested Assets
In addition to derivative contracts discussed below, other invested assets include equity securities, contractholder-directed investments, limited partnership interests, investments in joint ventures (other than operating joint ventures), real estate-held-for-investment, equity release mortgages and structured loans. Equity securities are primarily carried at fair value. The fair value option ("FVO") was elected for contractholder-directed investments supporting unit-linked variable annuity type liabilities which do not qualify for presentation and reporting as separate accounts. Changes in estimated fair value of these securities are included in investment income, net of related expenses or investment related gains (losses), net. Through December 31, 2015, substantially all of the changes in estimated fair value of these securities are included in investment related gains (losses), net. Limited partnership interests and structured loans are primarily carried at cost. Based on the nature and structure of these investments, they do not meet the characteristics of an equity security in accordance with applicable accounting standards. Joint ventures and certain limited partnerships are reported using the equity method of accounting.
Real estate held-for-investment, including related improvements, is stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful life of the property. The Company’s real estate held-for-investment is primarily acquired upon foreclosure of mortgage loans, where the Company's cost basis is considered to be the estimated fair value of the property, less the estimated cost to sell, at the date of foreclosure. Equity release mortgages are carried at unpaid principal balances, net of any unamortized premium or discount and valuation allowance. Interest income is accrued on the principal amount of the equity release mortgage based on its contractual interest rate.
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
When hedge accounting is discontinued because it is determined that the derivative is not highly effective, the derivative continues to be carried in the consolidated balance sheets at fair value, with changes in fair value recognized in investment related gains (losses), net. The carrying value of the hedged asset or liability under a fair value hedge is no longer adjusted for changes in its estimated fair value due to the hedged risk, and the cumulative adjustment to its carrying value is amortized into income over the remaining life of the hedged item. Provided the hedged forecasted transaction occurrence is still probable, the changes in estimated fair value of derivatives recorded in other comprehensive income (loss) (“OCI”) related to discontinued cash flow hedges are released into the consolidated statement of income when the Company’s earnings are affected by the variability in cash flows of the hedged item.
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
Fair Value Measurements
General accounting principles for Fair Value Measurements and Disclosures define fair value, establish a framework for measuring fair value, establish a fair value hierarchy based on the inputs used to measure fair value and enhance disclosure requirements for fair value measurements. In compliance with these principles, the Company has categorized its assets and liabilities, based on the priority of the inputs to the valuation technique, into a three level hierarchy or separately for assets measured using the net asset value ("NAV"). The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1), the second highest priority to quoted prices in markets that are not active or inputs that are observable either directly or indirectly (Level 2) and the lowest priority to unobservable inputs (Level 3).
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
Premiums Receivable
Premiums are accrued when due and in accordance with information received from the ceding company. When the Company enters into a new reinsurance agreement, it records accruals based on the terms of the reinsurance treaty. Similarly, when a ceding company fails to report information on a timely basis, the Company records accruals based on the terms of the reinsurance treaty as well as historical experience. Other management estimates include adjustments for increased in force on existing treaties, lapsed premiums given historical experience, the financial health of specific ceding companies, collateral value and the legal right of offset on related amounts (i.e. allowances and claims) owed to the ceding company. Under the legal right of offset provisions in its reinsurance treaties, the Company can withhold payments for allowances and claims from unpaid premiums. Based on its review of these factors and historical experience, the Company did not believe a provision for doubtful accounts was necessary as of December 31, 2015 or 2014.
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
The Company tests the recoverability for each year of business at issue before establishing additional deferred acquisition costs (“DAC”). The Company also performs annual tests to establish that DAC are expected to remain recoverable, and if financial performance significantly deteriorates to the point where a deficiency exists, a cumulative charge to current operations will be recorded. No such adjustments related to DAC recoverability were made in 2015, 2014 and 2013.
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
Goodwill and Value of Business Acquired
Goodwill, reported in other assets, is not amortized into results of operations, but instead is reviewed at least annually for impairment and written down only in the periods in which the recorded value of goodwill exceeds its fair value. Goodwill as of December 31, 2015 and 2014 totaled $7.0 million. The value of business acquired (“VOBA”) is amortized in proportion to the ratio of annual premium revenues to total anticipated premium revenues or in relation to the present value of estimated profits. Anticipated premium revenues have been estimated using assumptions consistent with those used in estimating reserves for future policy benefits. The carrying value is reviewed at least annually for indicators of impairment in value. The VOBA was approximately $3.7 million and $4.5 million, including accumulated amortization of $13.8 million and $13.5 million, as of December 31, 2015 and 2014, respectively. The VOBA amortization expense for the years ended December 31, 2015, 2014 and 2013 was $0.4 million, $0.4 million, and $0.3 million, respectively. These amortized balances are included in other assets on the consolidated balance sheets. Future amortization of the VOBA is not material.
Value of Distribution Agreements and Customer Relationships Acquired
Value of distribution agreements (“VODA”) is reported in other assets and represents the present value of future profits associated with the expected future business derived from the distribution agreements. Value of customer relationships acquired (“VOCRA”) is also reported in other assets and represents the present value of the expected future profits associated with the expected future business acquired through existing customers of the acquired company or business. The VODA is amortized over a useful life of 15 years and the VOCRA is also amortized over a 15 year period in proportion to expected revenues generated. Such amortization is included in policy acquisition costs and other insurance expenses for reinsurance-related acquisitions or other operating expenses for other acquisitions. Each year the Company reviews VODA and VOCRA to determine the recoverability of these balances. VODA and VOCRA totaled approximately $70.5 million and $76.3 million, including accumulated amortization of $53.9 million and $44.4 million, as of December 31, 2015 and 2014, respectively. The VODA and VOCRA amortization expense for the years ended December 31, 2015, 2014 and 2013 was $9.5 million, $9.5 million and $10.1 million, respectively. Amortization of the VODA and VOCRA is estimated to be $9.3 million, $8.9 million, $8.6 million, $8.3 million and $7.8 million during 2016, 2017, 2018, 2019 and 2020, respectively.
Property, Equipment, Leasehold Improvements and Computer Software
Property, equipment and leasehold improvements, which are included in other assets, are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is determined using the straight-line method over the estimated useful lives of the assets, as appropriate. The estimated life is generally 40 years for company occupied real estate property, from one to seven years for leasehold improvements, and from three to seven years for all other property and equipment. The cost basis of the property, equipment and leasehold improvements was $219.6 million and $222.7 million at December 31, 2015 and 2014, respectively. Accumulated depreciation and amortization of property, equipment and leasehold improvements was $49.0 million and $38.5 million at December 31, 2015 and 2014, respectively. Related depreciation and amortization expense was $17.1 million, $9.4 million and $8.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.
The Company had assets acquired under capital leases, included in the total above, of $156.1 million and $167.3 million, net of accumulated amortization of $11.4 million and $1.4 million as of December 31, 2015 and 2014, respectively. Amortization on assets under capital leases charged to expense is included in other operating expenses. Amortization expense for the years ended December 31, 2015 and 2014 was $10.0 million and $1.4 million, respectively.
Computer software, which is included in other assets, is stated at cost, less accumulated amortization. Purchased software costs, as well as certain internal and external costs incurred to develop internal-use computer software during the application development stage, are capitalized. Amortization of software costs is recorded on a straight-line basis over periods ranging from three to ten years. Carrying values are reviewed periodically for indicators of impairment in value. Unamortized computer software costs were $100.8 million and $77.6 million at December 31, 2015 and 2014, respectively. The increase in unamortized software costs in 2015 was primarily related to the development or acquisition of software for internal use in connection with the Company's information technology and infrastructure initiatives. Amortization expense was $14.0 million, $5.9 million, and $6.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. The amortization in 2015 includes an asset impairment charge of $6.0 million.

Operating Joint Ventures
The Company has made investments in certain joint ventures that are strategic in nature and made other than for the sole purpose of generating investment income. These investments are reported under the equity method of accounting and are included in other assets on the consolidated balance sheets. The Company's share of earnings from these joint ventures is reported in other revenues on the consolidated statements of income. The Company’s investments in operating joint ventures do not have a material effect on the Company's results of operations and financial condition, and as a result no additional disclosures have been presented.
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
The Company establishes future policy benefits for guaranteed minimum death benefits (“GMDB”) relating to the reinsurance of certain variable annuity contracts by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess proportionally over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to claims and other policy benefits, if actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used in estimating the GMDB liabilities are consistent with those used for amortizing DAC, and are thus subject to the same variability and risk. The Company’s GMDB liabilities at December 31, 2015 and 2014 were not material.
Interest-Sensitive Contract Liabilities
Liabilities for future benefits on interest-sensitive life and investment-type contract liabilities are carried at the accumulated contract holder values without reduction for potential surrender or withdrawal charges. The Company reinsures asset-intensive products, including annuities and corporate-owned life insurance. The investment portfolios for these products are segregated for management purposes within the general account of RGA Reinsurance Company ("RGA Reinsurance"). The liabilities under asset-intensive insurance contracts or reinsurance contracts reinsured on a coinsurance basis are included in interest-sensitive contract liabilities on the consolidated balance sheets. Asset-intensive contracts principally include individual fixed annuities in the accumulation phase, single premium immediate annuities, equity-indexed annuities, individual variable annuities, corporate-owned life and interest-sensitive whole life insurance contracts. Interest-sensitive contract liabilities are equal to (i) policy account values, which consist of an accumulation of gross premium payments; (ii) credited interest less expenses, mortality charges, and withdrawals; and (iii) fair value adjustments relating to business combinations. Liabilities for immediate annuities are calculated as the present value of the expected cash flows, with the locked-in discount rate determined such that there is no gain or loss at inception. Additionally, certain annuity contracts the Company reinsures contain terms, such as guaranteed minimum benefits and equity participation options, which are deemed to be embedded derivatives and are accounted for based on the general accounting principles for Derivatives and Hedging.
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
Income Taxes
RGA and its eligible subsidiaries file a consolidated federal income tax return. The U.S. consolidated tax return includes the operations of RGA, RGA Americas Reinsurance Company, Ltd. ("RGA Americas"), RGA Reinsurance, RGA Reinsurance Company (Barbados) Ltd. ("RGA Barbados"), RGA Technology Partners, Inc., Reinsurance Company of Missouri ("RCM"), Timberlake Reinsurance Company II (“Timberlake Re”), Reinsurance Partners, Inc., RGA Worldwide Reinsurance Company, Ltd. (“RGA Worldwide”), Rockwood Reinsurance Company (“Rockwood Re”), Parkway Reinsurance Company (“Parkway Re”), Castlewood Reinsurance Company (“Castlewood Re”), Chesterfield Reinsurance Company ("Chesterfield Re"), RGA Capital LLC, Elite Sales Processing, Inc., RGAx LLC, and RGA Enterprise Services Company. Aurora National Life Assurance Company’s (“Aurora National”) files a separate federal income tax return as it is ineligible for inclusion in the consolidated federal tax return until 2021. The Company’s Australian, certain Barbadian, Bermudian, Canadian, South African, Indian, Irish, Singaporean, Brazilian, United Arab Emirates, Dutch and United Kingdom subsidiaries are taxed under applicable local statutes.
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
Any such changes could significantly affect the amounts reported in the consolidated financial statements in the year these changes occur. The Company reports its total liability for uncertain tax positions considering the recognition and measurement thresholds established in general accounting principles for income taxes. The tax effects of a position are recognized in the consolidated statement of income only if it is more likely than not to be sustained upon examination by the appropriate taxing authority. Unrecognized tax benefits due to tax uncertainties that do not meet the more likely than not criteria are included within other liabilities and are charged to earnings in the period that such determination is made. The Company classifies interest related to tax uncertainties as interest expense whereas penalties related to tax uncertainties are classified as a component of income tax.
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
Transfers and Servicing
In June 2014, the FASB amended the general accounting principles for Transfers and Servicing as it relates to the accounting for repurchase-to-maturity transactions, repurchase financings, and disclosures. This amendment requires entities to account for repurchase-to-maturity transactions as secured borrowings, eliminates guidance on linked repurchase financing transactions, and expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers accounted for as secured borrowings. These amendments were effective for annual years, and interim periods within those years, beginning after December 15, 2014. Certain interim period disclosures for repurchase agreements and securities lending transactions were not required until the second quarter of 2015. The adoption of this amendment did not have an impact on the Company's consolidated financial statements other than the addition of the required disclosures. The Company adopted these amendments and the required disclosures are provided in Note 4 - “Investments.”
Business Combinations
In September 2015, the FASB amended the general accounting principles for Business Combinations as it relates to measurement period adjustments. This amendment requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in provisional amount as if the accounting had been completed at the acquisition date. The adjustments related to previous reporting periods since the acquisition date must be disclosed by income statement line item either on the face of the income statement or in the notes. The Company adopted this amendment during the three months ended September 30, 2015. Accordingly, the Company applied the amendments in this update to the measurement period adjustments made during the six months ended December 31, 2015 with no material effect on previous-period or current-period earnings.
Debt Issuance costs
In April 2015, the FASB issued accounting guidance, “Simplifying the Presentation of Debt Issuance Costs” which requires capitalized debt issuance costs related to a recognized debt liability be presented in the statement of financial position as a direct deduction from the carrying amount of that debt. This standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted for financial statements not yet issued. The Company has elected to adopt this standard as of December 31, 2015, with retrospective application to all balance sheets presented.
Fair Value Measurement
In May 2015, the FASB issued amended guidance on the disclosures for investments in certain entities that calculate NAV per share (or its equivalent). The amendments remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the NAV per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The guidance is effective for fiscal years beginning after December 15, 2015 and for interim periods within those years. Early application is permitted. The Company adopted the guidance for the year ended December 31, 2015 and applied the guidance retrospectively. Adoption of the guidance did not have a material impact on the Company’s financial statements.
Future Adoption of New Accounting Standards
Financial Services - Insurance
In May 2015, the FASB amended the general accounting principle for Financial Services - Insurance which expanded the breadth of disclosures that an insurance entity must provide about its short-duration insurance contracts. This update requires insurance entities to disclose for annual reporting periods information about the liability for unpaid claims and claim adjustment expenses. The update also requires insurance entities to disclose information about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses, including reasons for the change and the effects on the financial statements. In addition, the amendment requires insurance entities to disclose for annual and interim reporting periods a roll-forward of the liability for unpaid claims and claim adjustment expenses. This amendment focuses only on disclosure; it does not change the accounting model for short-duration contracts. The update is effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. The new guidance should be applied retrospectively by providing comparative disclosures for each period presented, except for those requirements that apply only to the current period. The adoption of this amendment is not expected to have an impact on the Company's consolidated financial statements other than the addition of the required disclosures.

Financial Instruments
In January 2016, the FASB amended the general accounting principle for Financial Instruments, effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. The amendment revises the accounting related to (1) the classification and measurement of investments in equity securities, (2) the presentation of certain fair value changes for financial liabilities measured at fair value, (3) certain disclosure requirements associated with the fair value of financial instruments. The new guidance should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. The Company is currently evaluating the impact of this amendment on its consolidated financial statements.

Note 3  ACQUISITIONS
In April 2015, the Company completed the acquisition of 100% of Aurora National stock from Swiss Re Life & Health America, Inc. ("Swiss Re") pursuant to the stock purchase agreement dated October 20, 2014, between the Company and Swiss Re. The transaction represented an opportunity to deploy capital into a seasoned closed block of business in the U.S. market. The total cash purchase price was $191.5 million, net of cash acquired. Total assets acquired were $3.7 billion, primarily consisting of $3.6 billion of investments, and total liabilities assumed were $3.5 billion. There is no goodwill, including tax deductible goodwill, associated with the acquisition. The business acquired is reflected in the U.S. and Latin America Traditional and Non-Traditional segments. This acquisition did not have a material impact on the Company's consolidated financial statements, and as a result no proforma disclosures have been presented.
In October 2015, the Company completed the acquisition of the life insurance portfolio of PGGM Levensverzekeringen, N.V. (“PGGM”), a Netherlands-based cooperative. This transaction supports the Company's objective to capitalize on the realignment of the financial services industry and provide closed-block solutions in the European market. Total assets acquired were $404.4 million, primarily consisting of $395.6 million of investments, and total liabilities assumed were $394.1 million. There is no goodwill, including tax deductible goodwill, associated with the acquisition. The acquisition is reflected in the Company’s Europe, Middle East and Africa traditional and non-traditional segments. This acquisition did not have a material impact on the Company's consolidated financial statements, and as a result no proforma disclosures have been presented.

Note 4  INVESTMENTS
Fixed Maturity and Equity Securities Available-for-Sale
The following tables provide information relating to investments in fixed maturity and equity securities by sector as of December 31, 2015 and 2014 (dollars in thousands):

December 31, 2015:	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	% of Total	Other-than- temporary impairments in AOCI
Available-for-sale:
Corporate securities	$17,575,507	$599,718	$467,069	$17,708,156	59.7%	$—
Canadian and Canadian provincial governments	2,469,009	1,110,282	2,532	3,576,759	12.1	—
Residential mortgage-backed securities	1,277,998	45,152	11,673	1,311,477	4.4	(300)
Asset-backed securities	1,219,000	12,052	18,376	1,212,676	4.1	354
Commercial mortgage-backed securities	1,456,848	37,407	11,168	1,483,087	5.0	(1,609)
U.S. government and agencies	1,423,791	15,586	57,718	1,381,659	4.7	—
State and political subdivisions	480,067	40,014	9,067	511,014	1.7	—
Other foreign government, supranational and foreign government-sponsored enterprises	2,420,757	78,964	41,644	2,458,077	8.3	—
Total fixed maturity securities	$28,322,977	$1,939,175	$619,247	$29,642,905	100.0%	$(1,555)
Non-redeemable preferred stock	$85,645	$7,837	$5,962	$87,520	69.5%
Other equity securities	40,584	—	2,242	38,342	30.5
Total equity securities	$126,229	$7,837	$8,204	$125,862	100.0%

December 31, 2014:	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	% of Total	Other-than- temporary impairments in AOCI
Available-for-sale:
Corporate securities	$14,010,604	$965,523	$90,544	$14,885,583	58.4%	$—
Canadian and Canadian provincial governments	2,668,852	1,196,420	7	3,865,265	15.2	—
Residential mortgage-backed securities	991,867	52,640	6,611	1,037,896	4.1	(300)
Asset-backed securities	1,059,660	20,301	10,375	1,069,586	4.2	354
Commercial mortgage-backed securities	1,453,657	87,593	8,659	1,532,591	6.0	(1,609)
U.S. government and agencies	501,352	25,014	515	525,851	2.0	—
State and political subdivisions	378,457	51,117	3,498	426,076	1.7	—
Other foreign government, supranational and foreign government-sponsored enterprises	2,041,148	110,065	13,089	2,138,124	8.4	—
Total fixed maturity securities	$23,105,597	$2,508,673	$133,298	$25,480,972	100.0%	$(1,555)
Non-redeemable preferred stock	$93,540	$7,350	$1,527	$99,363	78.3%
Other equity securities	26,994	597	94	27,497	21.7
Total equity securities	$120,534	$7,947	$1,621	$126,860	100.0%
The Company enters into various collateral arrangements that require both the pledging and acceptance of fixed maturity securities as collateral with derivative, repurchase agreement and reinsurance counterparties. Pledged fixed maturity securities are included in fixed maturity securities, available-for-sale in the consolidated balance sheets. Fixed maturity securities received as collateral are held in separate custodial accounts and are not recorded on the Company’s consolidated balance sheets. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge collateral it receives; however, as of December 31, 2015 and 2014, none of the collateral received had been sold or re-pledged. The Company also holds securities in trust to satisfy collateral requirements under certain third-party reinsurance treaties. The following table includes fixed maturity securities pledged and received as collateral, and assets in trust held to satisfy collateral requirements under certain third-party reinsurance treaties as of December 31, 2015 and 2014 (dollars in thousands):

	2015		2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity securities pledged as collateral	$169,678	$176,782	$127,229	$134,863
Fixed maturity securities received as collateral	n/a	242,914	n/a	117,227
Securities held in trust	10,535,729	10,928,393	10,197,489	10,922,947
The Company monitors its concentrations of financial instruments on an ongoing basis, and mitigates credit risk by maintaining a diversified investment portfolio which limits exposure to any one issuer. The Company’s exposure to concentrations of credit risk of single issuers greater than 10% of the Company’s stockholders’ equity included securities of the U.S. government and its agencies as of December 31, 2015, as well as the securities disclosed below as of December 31, 2015 and 2014 (dollars in thousands).

	2015		2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity securities guaranteed or issued by:
Canadian province of Ontario	$864,444	$1,199,080	$979,908	$1,359,339
Canadian province of Quebec	943,484	1,525,903	1,006,315	1,599,673
The amortized cost and estimated fair value of fixed maturity securities available-for-sale at December 31, 2015 are shown by contractual maturity in the table below (dollars in thousands). Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset and mortgage-backed securities are shown separately in the table below, as they are not due at a single maturity date.

	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due in one year or less	$731,706	$739,485
Due after one year through five years	5,615,811	5,763,489
Due after five years through ten years	8,290,362	8,408,708
Due after ten years	9,731,252	10,723,983
Asset and mortgage-backed securities	3,953,846	4,007,240
Total	$28,322,977	$29,642,905
Corporate Fixed Maturity Securities
The tables below show the major industry types of the Company’s corporate fixed maturity holdings as of December 31, 2015 and 2014 (dollars in thousands):

December 31, 2015:	Amortized Cost	Estimated Fair Value	% of Total
Finance	$5,408,791	$5,555,044	31.4%
Industrial	10,211,426	10,129,917	57.2
Utility	1,955,290	2,023,195	11.4
Total	$17,575,507	$17,708,156	100.0%

December 31, 2014:	Amortized Cost	Estimated Fair Value	% of Total
Finance	$4,789,568	$5,066,408	34.0%
Industrial	7,639,330	8,086,067	54.3
Utility	1,581,706	1,733,108	11.7
Total	$14,010,604	$14,885,583	100.0%
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

	2015	2014	2013
Balance, beginning of period	$7,284	$11,696	$16,675
Additional impairments - credit loss OTTI recognized on securities previously impaired	—	—	134
Credit loss OTTI previously recognized on securities impaired to fair value during the period	—	—	(1,449)
Credit loss previously recognized on securities which matured, paid down, prepaid or were sold during the period	—	(4,412)	(3,664)
Balance, end of period	$7,284	$7,284	$11,696
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

The following tables present information on the Company’s purchased credit impaired securities, which are included in fixed maturity securities available-for-sale as of December 31, 2015 and 2014 (dollars in thousands):

	2015	2014
Outstanding principal and interest balance(1)	$343,640	$226,121
Carrying value, including accrued interest(2)	$287,663	$185,842

(1)	Represents the contractually required payments which is the sum of contractual principal, whether or not currently due, and accrued interest.

(2)	Estimated fair value plus accrued interest.
The following table presents information about purchased credit impaired investments acquired during the periods ended December 31, 2015 and 2014, as of the acquisition dates (dollars in thousands).

	2015	2014
Contractually required payments (including interest)	$217,187	$96,617
Cash flows expected to be collected(1)	$179,025	$76,551
Fair value of investments acquired	$137,399	$53,950

(1)	Represents undiscounted principal and interest cash flow expectations at the date of acquisition.
The following table presents activity for the accretable yield on purchased credit impaired securities for the years ended December 31, 2015 and 2014 (dollars in thousands):

	2015	2014
Balance, beginning of period	$67,171	$69,469
Investments purchased	41,626	22,601
Accretion	(11,402)	(9,339)
Disposals	(1,109)	(379)
Reclassification from nonaccretable difference	(8,270)	(15,181)
Balance, end of period	$88,016	$67,171
Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale
The following table presents the total gross unrealized losses for the 2,080 and 932 fixed maturity and equity securities at December 31, 2015 and 2014, respectively, where the estimated fair value had declined and remained below amortized cost by the indicated amount (dollars in thousands):

	2015		2014
	Gross Unrealized Losses	% of Total	Gross Unrealized Losses	% of Total
Less than 20%	$463,109	73.8%	$111,965	83.0%
20% or more for less than six months	142,495	22.7	13,698	10.1
20% or more for six months or greater	21,847	3.5	9,256	6.9
Total	$627,451	100.0%	$134,919	100.0%
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

The following tables present the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for 2,080 and 932 fixed maturity and equity securities that have estimated fair values below amortized cost as of December 31, 2015 and 2014, respectively (dollars in thousands). These investments are presented by class and grade of security, as well as the length of time the related fair value has remained below amortized cost.

	Less than 12 months		12 months or greater		Total
December 31, 2015:	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Investment grade securities:
Corporate securities	$6,388,148	$323,961	$294,755	$40,861	$6,682,903	$364,822
Canadian and Canadian provincial governments	122,746	2,532	—	—	122,746	2,532
Residential mortgage-backed securities	452,297	7,036	82,314	4,057	534,611	11,093
Asset-backed securities	581,701	9,825	199,298	7,100	780,999	16,925
Commercial mortgage-backed securities	514,877	9,806	31,177	997	546,054	10,803
U.S. government and agencies	1,010,387	57,718	—	—	1,010,387	57,718
State and political subdivisions	157,837	5,349	13,016	3,718	170,853	9,067
Other foreign government, supranational and foreign government-sponsored enterprises	702,962	18,279	38,379	4,206	741,341	22,485
Total investment grade securities	9,930,955	434,506	658,939	60,939	10,589,894	495,445
Below investment grade securities:
Corporate securities	554,688	71,171	114,427	31,076	669,115	102,247
Residential mortgage-backed securities	22,646	282	7,679	298	30,325	580
Asset-backed securities	6,772	201	9,335	1,250	16,107	1,451
Commercial mortgage-backed securities	3,253	248	767	117	4,020	365
Other foreign government, supranational and foreign government-sponsored enterprises	60,668	7,356	31,693	11,803	92,361	19,159
Total below investment grade securities	648,027	79,258	163,901	44,544	811,928	123,802
Total fixed maturity securities	$10,578,982	$513,764	$822,840	$105,483	$11,401,822	$619,247
Non-redeemable preferred stock	$12,331	$2,175	$12,191	$3,787	$24,522	$5,962
Other equity securities	38,327	2,242	—	—	38,327	2,242
Total equity securities	$50,658	$4,417	$12,191	$3,787	$62,849	$8,204

	Less than 12 months		12 months or greater		Total
December 31, 2014:	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Investment grade securities:
Corporate securities	$1,225,767	$27,784	$614,294	$30,040	$1,840,061	$57,824
Canadian and Canadian provincial governments	—	—	1,235	7	1,235	7
Residential mortgage-backed securities	78,864	846	135,414	5,247	214,278	6,093
Asset-backed securities	332,785	4,021	109,411	4,289	442,196	8,310
Commercial mortgage-backed securities	78,632	564	28,375	2,461	107,007	3,025
U.S. government and agencies	81,317	89	32,959	426	114,276	515
State and political subdivisions	13,780	17	18,998	3,438	32,778	3,455
Other foreign government, supranational and foreign government-sponsored enterprises	156,725	7,007	76,111	2,946	232,836	9,953
Total investment grade securities	1,967,870	40,328	1,016,797	48,854	2,984,667	89,182
Below investment grade securities:
Corporate securities	415,886	29,316	32,567	3,404	448,453	32,720
Residential mortgage-backed securities	22,836	293	6,284	225	29,120	518
Asset-backed securities	12,448	274	7,108	1,791	19,556	2,065
Commercial mortgage-backed securities	3,288	249	5,580	5,385	8,868	5,634
State and political subdivisions	964	43	—	—	964	43
Other foreign government, supranational and foreign government-sponsored enterprises	13,986	3,136	—	—	13,986	3,136
Total below investment grade securities	469,408	33,311	51,539	10,805	520,947	44,116
Total fixed maturity securities	$2,437,278	$73,639	$1,068,336	$59,659	$3,505,614	$133,298
Non-redeemable preferred stock	$11,619	$235	$19,100	$1,292	$30,719	$1,527
Other equity securities	—	—	3,545	94	3,545	94
Total equity securities	$11,619	$235	$22,645	$1,386	$34,264	$1,621
The Company neither has an intention to sell nor does it expect to be required to sell the securities outlined in the table above, as of the dates indicated. However, unforeseen facts and circumstances may cause the Company to sell fixed maturity and equity securities in the ordinary course of managing its portfolio to meet certain diversification, credit quality and liquidity guidelines.
Unrealized losses on below investment grade securities as of December 31, 2015 are primarily related to high-yield corporate and other foreign government, supranational and foreign government-sponsored enterprise securities. Unrealized losses increased across most security types as credit spreads widened during 2015.
Investment Income, Net of Related Expenses
Major categories of investment income, net of related expenses consist of the following (dollars in thousands):

	2015	2014	2013
Fixed maturity securities available-for-sale	$1,177,706	$1,052,715	$966,759
Mortgage loans on real estate	149,564	148,417	121,476
Policy loans	62,955	55,248	57,099
Funds withheld at interest	343,031	447,364	545,550
Short-term investments	2,567	2,118	2,236
Other invested assets	66,716	70,149	58,771
Investment income	1,802,539	1,776,011	1,751,891
Investment expense	(68,044)	(62,320)	(52,026)
Investment income, net of related expenses	$1,734,495	$1,713,691	$1,699,865

Investment Related Gains (Losses), Net
Investment related gains (losses), net, consist of the following (dollars in thousands):

	2015	2014	2013
Fixed maturity and equity securities available for sale:
Other-than-temporary impairment losses on fixed maturity securities recognized in earnings	$(57,380)	$(7,766)	$(12,901)
Gain on investment activity	73,079	65,435	82,744
Loss on investment activity	(71,893)	(31,295)	(60,575)
Other impairment losses and change in mortgage loan provision	(6,953)	(5,315)	(6,933)
Derivatives and other, net	(101,603)	165,134	61,655
Total investment related gains (losses), net	$(164,750)	$186,193	$63,990
The other-than-temporary impairment losses on fixed maturity securities for 2015 are primarily due to emerging market and high-yield debt exposures. The fluctuations in investment related gains (losses) for derivatives and other for 2015, compared to 2014, is primarily due to changes in the fair value of embedded derivatives related to modified coinsurance and funds withheld treaties, as a result of changes in interest rates, driven primarily by credit spreads.
At December 31, 2015 and 2014 the Company held non-income producing securities with amortized costs of $116.0 million and $42.7 million, and estimated fair values of $123.0 million and $52.8 million, respectively. Generally, securities are non-income producing when principal or interest is not paid primarily as a result of bankruptcies or credit defaults, but also include securities where amortization has been discontinued. During 2015, 2014 and 2013 the Company sold fixed maturity and equity securities with fair values of $1,523.6 million, $1,016.5 million, and $1,104.0 million, which were below amortized cost, at gross realized losses of $71.9 million, $31.3 million and $60.6 million, respectively. The Company generally does not engage in short-term buying and selling of securities.
Securities Borrowing and Other
The Company participates in securities borrowing programs whereby securities, which are not reflected on the Company’s consolidated balance sheets, are borrowed from third parties. The borrowed securities are used to provide collateral under affiliated reinsurance transactions. The Company is required to maintain a minimum of 100% of the fair value, or par value under certain programs, of the borrowed securities as collateral. The collateral consists of rights to reinsurance treaty cash flows. If cash flows from the reinsurance treaties are insufficient to maintain the minimum collateral requirement, the Company may substitute cash or securities to meet the requirement. No cash or securities have been pledged by the Company for this purpose.
During the year, the Company participated in a repurchase program in which securities, reflected as investments on the Company’s consolidated balance sheets, were pledged to a third party. In return, the Company received cash from the third party, reflected as a payable to the third party, included in other liabilities on the consolidated balance sheets. The Company was required to maintain a minimum collateral balance with a fair value of 105% of the cash received. The Company terminated the program and all cash was returned prior to December 31, 2015. The gross balance of the repurchase agreement payable as of December 31, 2014 was $101.4 million, which was fully collateralized by securities with a fair value of $107.2 million.
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
The following table includes the amount of borrowed securities, repurchased securities pledged and repurchased/reverse repurchased securities pledged and received as of December 31, 2015 and 2014 (dollars in thousands).

	2015		2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Borrowed securities	$259,540	$266,297	$201,050	$212,946
Repurchase program securities pledged	—	—	92,446	107,158
Repurchase program/reverse repurchase program:
Securities pledged	443,435	465,889	298,466	314,160
Securities received	n/a	481,197	n/a	338,929

The following table presents information on the securities pledged as collateral by the Company related to its repurchase/reverse repurchase program as of December 31, 2015 (dollars in thousands). Collateral associated with certain borrowed securities is not included within the table as the collateral pledged to each counterparty is the right to reinsurance treaty cash flows.

	December 31, 2015
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Collateral on repurchase program
Corporate securities	$—	$2,951	$—	$147,324	$150,275
Residential mortgage-backed securities	—	—	—	97,639	97,639
U.S. government and agencies	—	—	—	199,431	199,431
Foreign government	—	—	—	3,358	3,358
Other	15,186	—	—	—	15,186
Total borrowings	$15,186	$2,951	$—	$447,752	$465,889

Gross amount of recognized liabilities for repurchase agreement in preceding table					$481,197
Amounts related to agreements not included in offsetting disclosure					$15,308
Mortgage Loans on Real Estate
Mortgage loans represented approximately 7.5% and 7.4% of the Company’s total investments as of December 31, 2015 and 2014, respectively. The Company makes mortgage loans on income producing properties that are geographically diversified throughout the U.S. with the largest concentration being in California, which represented 22.3% and 18.7% of mortgage loans on real estate as of December 31, 2015 and 2014, respectively. Loan-to-value ratios at the time of loan approval are 75% or less. The distribution of mortgage loans, gross of valuation allowances, by property type is as follows as of December 31, 2015 and 2014 (dollars in thousands):

	2015		2014
	Recorded Investment	Percentage of Total	Recorded Investment	Percentage of Total
Property type:
Office building	$980,858	31.3%	$851,749	31.3%
Retail	1,026,018	32.7	802,466	29.6
Industrial	527,485	16.8	466,583	17.2
Apartment	420,014	13.4	376,430	13.8
Other commercial	182,389	5.8	221,481	8.1
Total	$3,136,764	100.0%	$2,718,709	100.0%
The maturities of the mortgage loans, gross of valuation allowances, as of December 31, 2015 and 2014 are as follows (dollars in thousands):

	2015		2014
	Recorded Investment	% of Total	Recorded Investment	% of Total
Due within five years	$873,280	27.8%	$860,362	31.6%
Due after five years through ten years	1,561,535	49.8	1,165,530	42.9
Due after ten years	701,949	22.4	692,817	25.5
Total	$3,136,764	100.0%	$2,718,709	100.0%

Information regarding the Company’s credit quality indicators, as determined by the Company's internal evaluation methodology for its recorded investment in mortgage loans, gross of valuation allowances, as of December 31, 2015 and 2014 are as follows (dollars in thousands):

	2015		2014
Internal credit quality grade:	Recorded Investment	% of Total	Recorded Investment	% of Total
High investment grade	$1,621,601	51.7%	$1,326,199	48.8%
Investment grade	1,397,996	44.6	1,235,046	45.4
Average	87,196	2.8	118,152	4.4
Watch list	13,550	0.4	22,285	0.8
In or near default	16,421	0.5	17,027	0.6
Total	$3,136,764	100.0%	$2,718,709	100.0%
None of the payments due to the Company on its recorded investment in mortgage loans were delinquent as of December 31, 2015 and 2014.
The following table presents the recorded investment in mortgage loans, by method of measuring impairment, and the related valuation allowances, as of December 31, 2015 and 2014 (dollars in thousands):

	2015	2014
Mortgage loans:
Individually measured for impairment	$16,421	$17,027
Collectively measured for impairment	3,120,343	2,701,682
Mortgage loans, gross of valuation allowances	3,136,764	2,718,709
Valuation allowances:
Individually measured for impairment	588	816
Collectively measured for impairment	6,225	5,655
Total valuation allowances	6,813	6,471
Mortgage loans, net of valuation allowances	$3,129,951	$2,712,238
Information regarding the Company’s loan valuation allowances for mortgage loans as of December 31, 2015, 2014 and 2013 are as follows (dollars in thousands):

	2015	2014	2013
Balance, beginning of period	$6,471	$10,106	$11,580
Charge-offs, net of recoveries	—	(2,731)	(3,431)
Provision	342	(904)	1,957
Balance, end of period	$6,813	$6,471	$10,106
Information regarding the portion of the Company’s mortgage loans that were impaired as of December 31, 2015 and 2014 is as follows (dollars in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Carrying Value
December 31, 2015:
Impaired mortgage loans with no valuation allowance recorded	$4,033	$4,033	$—	$4,033
Impaired mortgage loans with valuation allowance recorded	12,898	12,388	588	11,800
Total impaired mortgage loans	$16,931	$16,421	$588	$15,833
December 31, 2014:
Impaired mortgage loans with no valuation allowance recorded	$7,314	$6,711	$—	$6,711
Impaired mortgage loans with valuation allowance recorded	10,279	10,316	816	9,500
Total impaired mortgage loans	$17,593	$17,027	$816	$16,211

The Company’s average investment balance of impaired mortgage loans and the related interest income are reflected in the table below for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	2015		2014		2013
	Average Investment(1)	Interest Income	Average Investment(1)	Interest Income	Average Investment(1)	Interest Income
Impaired mortgage loans with no valuation allowance recorded	$6,033	$330	$13,227	$647	$15,023	$852
Impaired mortgage loans with valuation allowance recorded	11,592	770	13,827	637	22,818	951
Total	$17,625	$1,100	$27,054	$1,284	$37,841	$1,803

(1)	Average recorded investment represents the average loan balances as of the beginning of period and all subsequent quarterly end of period balances.
The Company did not acquire any impaired mortgage loans during the years ended December 31, 2015 and 2014. The Company had no mortgage loans that were on a nonaccrual status at December 31, 2015 and 2014.
Policy Loans
Policy loans comprised approximately 3.5% and 3.5% of the Company’s total investments as of December 31, 2015 and 2014, respectively, substantially all of which are associated with one client. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due to the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. The Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.
Funds Withheld at Interest
Funds withheld at interest comprised approximately 14.0% and 16.1% of the Company’s total investments as of December 31, 2015 and 2014, respectively. Of the $5.9 billion funds withheld at interest balance, net of embedded derivatives, as of December 31, 2015, $4.1 billion of the balance is associated with one client. For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance funds withheld basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company and are reflected as funds withheld at interest on the Company’s consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances against amounts owed to the Company from the ceding company.
Other Invested Assets
Other invested assets include equity securities, limited partnership interests, joint ventures (other than operating joint ventures), structured loans, derivative contracts, FVO contractholder-directed unit-linked investments, Federal Home Loan Bank of Des Moines ("FHLB") common stock (included in other), real estate held-for-investment (included in other) and equity release mortgages (included in other). The fair value option was elected for contractholder-directed investments supporting unit-linked variable annuity type liabilities which do not qualify for presentation and reporting as separate accounts. Other invested assets represented approximately 3.1% and 3.3% of the Company’s total investments as of December 31, 2015 and 2014, respectively. Carrying values of these assets as of December 31, 2015 and 2014 are as follows (dollars in thousands):

	2015	2014
Equity securities	$125,862	$126,860
Limited partnerships and real estate joint ventures	567,697	446,604
Structured loans	45,422	164,309
Derivatives	256,178	216,966
FVO contractholder-directed unit-linked investments	197,547	140,344
Other	105,414	103,236
Total other invested assets	$1,298,120	$1,198,319

Note 5   DERIVATIVE INSTRUMENTS
Derivatives, except for embedded derivatives and longevity and mortality swaps, are carried on the Company’s consolidated balance sheets in other invested assets or other liabilities, at fair value. Longevity and mortality swaps are included on the consolidated balance sheets in other assets or other liabilities, at fair value. Embedded derivative assets and liabilities on modified coinsurance or funds withheld arrangements are included on the consolidated balance sheets with the host contract in funds withheld at interest, at fair value. Embedded derivative liabilities on indexed annuity and variable annuity products are included on the consolidated balance sheets with the host contract in interest-sensitive contract liabilities, at fair value. The following table presents the notional amounts and gross fair value of derivative instruments prior to taking into account the netting effects of master netting agreements as of December 31, 2015 and 2014 (dollars in thousands):

	December 31, 2015			December 31, 2014
	Notional	Carrying Value/Fair Value		Notional	Carrying Value/Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	$1,123,057	$85,075	$4,196	$1,144,661	$93,783	$3,934
Interest rate options	—	—	—	240,000	18,195	—
Financial futures	420,665	—	—	275,983	—	—
Foreign currency forwards	45,000	44	6,768	67,967	87	15,098
Consumer price index swaps	28,561	—	292	41,938	—	561
Credit default swaps	897,000	8,230	11,053	805,700	11,689	3,502
Equity options	453,435	46,653	—	555,361	35,242	—
Longevity swaps	868,960	15,003	7	450,000	7,727	—
Mortality swaps	50,000	—	2,619	50,000	—	797
Synthetic guaranteed investment contracts	7,098,825	—	—	6,500,942	—	—
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	—	—	76,698	—	22,094	—
Indexed annuity products	—	—	878,114	—	—	925,887
Variable annuity products	—	—	192,470	—	—	159,279
Total non-hedging derivatives	10,985,503	155,005	1,172,217	10,132,552	188,817	1,109,058
Derivatives designated as hedging instruments:
Interest rate swaps	120,000	—	29,986	120,000	—	18,228
Foreign currency swaps	823,486	146,265	—	676,972	70,906	—
Forward bond purchase commitments	—	—	—	196,452	1,175	14,545
Total hedging derivatives	943,486	146,265	29,986	993,424	72,081	32,773
Total derivatives	$11,928,989	$301,270	$1,202,203	$11,125,976	$260,898	$1,141,831
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

The following table provides information relating to the Company’s derivative instruments as of December 31, 2015 and December 31, 2014 (dollars in thousands):

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments	Cash Collateral Pledged/ Received	Net Amount
December 31, 2015:
Derivative assets	$301,270	$(30,096)	$271,174	$(20,888)	$(245,038)	$5,248
Derivative liabilities	54,921	(30,096)	24,825	(47,149)	(12,540)	(34,864)
December 31, 2014:
Derivative assets	$238,804	$(14,111)	$224,693	$(20,260)	$(178,141)	$26,292
Derivative liabilities	56,665	(14,111)	42,554	(47,222)	—	(4,668)
Accounting for Derivative Instruments and Hedging Activities
The Company does not enter into derivative instruments for speculative purposes. As discussed below under “Non-qualifying Derivatives and Derivatives for Purposes Other Than Hedging,” the Company uses various derivative instruments for risk management purposes that either do not qualify or have not been qualified for hedge accounting treatment, including derivatives used to economically hedge changes in the fair value of liabilities associated with the reinsurance of variable annuities with guaranteed living benefits. As of December 31, 2015 and 2014, the Company held interest rate swaps that were designated and qualified as cash flow hedges of interest rate risk, held foreign currency swaps that were designated and qualified as hedges of a portion of its net investment in its foreign operations and had derivative instruments that were not designated as hedging instruments. In addition, as of December 31, 2015, the Company held foreign currency swaps that were designated and qualified as fair value hedges of foreign currency risk and, as of December 31, 2014, the Company had forward bond purchase commitments that qualified as cash flow hedges. See Note 2 – “Summary of Significant Accounting Policies” for a detailed discussion of the accounting treatment for derivative instruments, including embedded derivatives. Derivative instruments are carried at fair value and generally require an insignificant amount of cash at inception of the contracts.
Fair Value Hedges
The Company designates and reports certain foreign currency swaps to hedge the foreign currency fair value exposure of foreign currency denominated assets as fair value hedges when they meet the requirements of the general accounting principles for Derivatives and Hedging. The gain or loss on the hedged item attributable to a change in foreign currency and the offsetting gain or loss on the related foreign currency swaps as of December 31, 2015, were (dollars in thousands):

Type of Fair Value Hedge	Hedged Item	Gains (Losses) Recognized for Derivatives	Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Investment Related Gains (Losses)
Foreign currency swaps	Foreign-denominated fixed maturity securities	$4,008	$(4,008)	$—
A regression analysis was used, both at inception of the hedge and on an ongoing basis, to determine whether each derivative used in a hedged transaction is highly effective in offsetting changes in the hedged item. For the foreign currency swaps, the change in fair value related to changes in the benchmark interest rate and credit spreads are excluded from the hedge effectiveness. For the year ended December 31, 2015, $0.8 million of the change in the estimated fair value of derivatives, was excluded from hedge effectiveness.
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

The following table presents the components of AOCI, before income tax, and the consolidated income statement classification where the gain or loss is recognized related to cash flow hedges for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

Gain (Loss) Included in AOCI
Balance December 31, 2012	$403
Losses deferred in other comprehensive loss on the effective portion of cash flow hedges	(3,969)
Amounts reclassified to investment income	(1,012)
Balance December 31, 2013	(4,578)
Losses deferred in other comprehensive loss on the effective portion of cash flow hedges	(25,801)
Amounts reclassified to investment income	(1,212)
Balance December 31, 2014	(31,591)
Gains deferred in other comprehensive income on the effective portion of cash flow hedges	2,676
Amounts reclassified to investment related gains (losses), net	87
Amounts reclassified to investment income	(569)
Balance December 31, 2015	$(29,397)
As of December 31, 2015, the before-tax deferred net gains (losses) on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are approximately $0.2 million. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to investment income over the term of the investment cash flows.
The following table presents the effective portion of derivatives in cash flow hedging relationships on the consolidated statements of income and the consolidated statements of stockholders’ equity for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	Effective Portion
Derivative Type	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified into Income from OCI
For the year ended December 31, 2015:		Investment Related Gains (Losses)	Investment Income
Interest rate swaps	$(11,422)	$—	$343
Forward bond purchase commitments	14,098	(87)	226
Total	$2,676	$(87)	$569

For the year ended December 31, 2014:
Interest rate swaps	$(12,431)	$—	$1,212
Forward bond purchase commitments	(13,370)	—	—
Total	$(25,801)	$—	$1,212

For the year ended December 31, 2013:
Interest rate swaps	$(3,969)	$—	$1,012

All components of each derivative's gain or loss were included in the assessment of hedge effectiveness. For the years ended December 31, 2015, 2014 and 2013, the ineffective portion of derivatives reported as cash flow hedges was not material to the Company's results of operations. Also, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Hedges of Net Investments in Foreign Operations
The Company uses foreign currency swaps to hedge a portion of its net investment in certain foreign operations against adverse movements in exchange rates. The following table illustrates the Company’s net investments in foreign operations (“NIFO”) hedges for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	Derivative Gains (Losses) Deferred in AOCI
	For the year ended
Type of NIFO Hedge (1) (2)	2015	2014	2013
Foreign currency swaps	$96,019	$51,894	$40,347

(1)
There were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from accumulated other comprehensive income (loss) into investment income during the periods presented.

(2)	There was no ineffectiveness recognized for the Company’s hedges of net investments in foreign operations.
The cumulative foreign currency translation gain recorded in AOCI related to these hedges was $171.9 million and $75.8 million at December 31, 2015 and 2014, respectively. If a foreign operation was sold or substantially liquidated, the amounts in AOCI would be reclassified to the consolidated statements of income. A pro rata portion would be reclassified upon partial sale of a foreign operation.
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
A summary of the effect of non-hedging derivatives, including embedded derivatives, on the Company’s consolidated statements of income for the years ended December 31, 2015, 2014 and 2013 is as follows (dollars in thousands):

		Gain (Loss) for the Years Ended December 31,
Type of Non-hedging Derivative	Income Statement Location of Gain (Loss)	2015	2014	2013
Interest rate swaps	Investment related gains (losses), net	$20,358	$94,848	$(84,398)
Interest rate options	Investment related gains (losses), net	3,275	15,641	(11,518)
Financial futures	Investment related gains (losses), net	319	(9,550)	(11,157)
Foreign currency forwards	Investment related gains (losses), net	(1,160)	(8,691)	(13,201)
Consumer price index swaps	Investment related gains (losses), net	(208)	(344)	(1,942)
Credit default swaps	Investment related gains (losses), net	(4,683)	3,938	24,188
Equity options	Investment related gains (losses), net	(16,899)	(22,472)	(79,230)
Longevity swaps	Other revenues	8,228	8,088	—
Mortality swaps	Other revenues	(1,822)	(797)	—
Subtotal		7,408	80,661	(177,258)
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	Investment related gains (losses), net	(98,792)	198,365	70,177
Indexed annuity products	Interest credited	19,440	(104,844)	(115,409)
Variable annuity products	Investment related gains (losses), net	(33,192)	(129,224)	142,050
Total non-hedging derivatives		$(105,136)	$44,958	$(80,440)
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
Foreign Currency Swaps
Foreign currency swaps are used by the Company to reduce the risk from fluctuations in foreign currency exchange rates associated with its assets and liabilities denominated in foreign currencies. With a foreign currency swap transaction, the Company agrees with another party to exchange, at specified intervals, the difference between one currency and another at a forward exchange rate calculated by reference to an agreed-upon principal amount. The principal amount of each currency is exchanged at the termination of the currency swap by each party. The Company uses foreign currency swaps to hedge a portion of its net investment in certain foreign operations and foreign currency securities against adverse movements in exchange rates. The Company also uses foreign currency swaps to hedge its exposure to market risks from changes in currency exchange rates with respect to investments denominated in foreign currencies that the Company either holds or intends to acquire or sell.
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

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of credit default swaps sold by the Company at December 31, 2015 and 2014 (dollars in thousands):

	2015			2014
Rating Agency Designation of Referenced Credit Obligations(1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)
AAA/AA/AA-/A+/A/A-
Single name credit default swaps	$1,689	$152,500	3.9	$1,498	$167,500	4.6
Credit default swaps referencing indices	—	—	—	—	—	—
Subtotal	1,689	152,500	3.9	1,498	167,500	4.6
BBB+/BBB/BBB-
Single name credit default swaps	(5,066)	315,200	4.2	168	217,200	4.9
Credit default swaps referencing indices	2,274	416,000	5.0	6,651	416,000	5.0
Subtotal	(2,792)	731,200	4.6	6,819	633,200	4.9
BB+/BB
Single name credit default swaps	(2,900)	10,000	4.1	(130)	5,000	4.5
Credit default swaps referencing indices	—	—	—	—	—	—
Subtotal	(2,900)	10,000	4.1	(130)	5,000	4.5
Total	$(4,003)	$893,700	4.5	$8,187	$805,700	4.9

(1)	The rating agency designations are based on ratings from Standard and Poor’s (“S&P”).

(2)	Assumes the value of the referenced credit obligations is zero.

(3)	The weighted average years to maturity of the credit default swaps is calculated based on weighted average notional amounts.
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
Embedded Derivatives
The Company has certain embedded derivatives which are required to be separated from their host contracts and reported as derivatives. Host contracts include reinsurance treaties structured on a modified coinsurance or funds withheld basis. Additionally, the Company reinsures equity-indexed annuity and variable annuity contracts with benefits that are considered embedded derivatives, including guaranteed minimum withdrawal benefits, guaranteed minimum accumulation benefits, and guaranteed minimum income benefits. The changes in fair values of embedded derivatives on equity-indexed annuities described below relate to changes in the fair value associated with capital market and other related assumptions. The Company’s utilization of a credit valuation adjustment did not have a material effect on the change in fair value of its embedded derivatives for the years ended

December 31, 2015, 2014 and 2013. The related gains (losses) and the effect on net income after amortization of DAC and income taxes for the years ended December 31, 2015, 2014 and 2013 are reflected in the following table (dollars in thousands):

	2015	2014	2013
Embedded derivatives in modified coinsurance or funds withheld arrangements included in investment related gains	$98,792	$198,365	$70,177
After the associated amortization of DAC and taxes, the related amounts included in net income	(26,025)	45,171	18,920
Embedded derivatives in variable annuity contracts included in investment related gains	(33,192)	(129,224)	142,050
After the associated amortization of DAC and taxes, the related amounts included in net income	(29,008)	27,601	70,123
Amounts related to embedded derivatives in equity-indexed annuities included in benefits and expenses	19,440	(104,844)	(115,409)
After the associated amortization of DAC and taxes, the related amounts included in net income	6,204	(69,963)	(106,792)
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
The Company’s credit exposure related to derivative contracts is generally limited to the fair value at the reporting date plus or minus any collateral posted or held by the Company. The Company’s credit exposure to mortality swaps is minimal, as they are fully collateralized by a counterparty. Information regarding the Company’s credit exposure related to its over-the-counter derivative contracts, centrally cleared derivative contracts and margin account for exchange-traded futures, excluding mortality swaps, at December 31, 2015 and 2014 is reflected in the following table (dollars in thousands):

	2015	2014
Estimated fair value of derivatives in net asset position	$248,968	$175,209
Cash provided as collateral(1)	12,540	—
Securities pledged to counterparties as collateral(2)	47,149	47,222
Cash pledged from counterparties as collateral(3)	(245,038)	(178,141)
Securities pledged from counterparties as collateral(4)	(20,888)	(20,260)
Initial margin for cleared derivatives	(34,898)	(16,333)
Net credit exposure	$7,833	$7,697
Margin account related to exchange-traded futures(5)	$11,004	$7,976

(1)	Consists of receivable from counterparty, included in other assets.

(2)	Included in available-for-sale securities, primarily consists of U.S. Treasury and government agency securities.

(3)	Included in cash and cash equivalents, with obligation to return cash collateral recorded in other liabilities.

(4)	Consists of U.S. Treasury and government agency securities.

(5)	Included in other assets.

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
Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or market standard valuation techniques and assumptions with significant inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Such observable inputs include benchmarking prices for similar assets in active, liquid markets, quoted prices in markets that are not active and observable yields and spreads in the market. The Company’s Level 2 assets and liabilities include investment securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose values are determined using market standard valuation techniques. This category primarily includes corporate securities, Canadian and Canadian provincial government securities, residential and commercial mortgage-backed securities, and other foreign government, supranational and foreign government sponsored enterprises, among others. Level 2 valuations are generally obtained from third party pricing services for identical or comparable assets or liabilities or through the use of valuation methodologies using observable market inputs. Prices from servicers are validated through analytical reviews and assessment of current market activity.
Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the related assets or liabilities. Level 3 assets and liabilities include those whose value is determined using market standard valuation techniques described above. When observable inputs are not available, the market standard techniques for determining the estimated fair value of certain securities that trade infrequently, and therefore have little transparency, rely on inputs that are significant to the estimated fair value and that are not observable in the market or cannot be derived principally from or corroborated by observable market data. These unobservable inputs can be based in large part on management judgment or estimation and cannot be supported by reference to market activity. Even though unobservable, management believes these inputs are based on assumptions deemed appropriate given the circumstances and consistent with what other market participants would use when pricing similar assets and liabilities. For the Company’s invested assets, this category generally includes corporate securities (primarily private placements and bank loans), Canadian provincial securities, asset-backed securities (including collateralized debt obligations and those with exposure to subprime mortgages), and to a lesser extent, certain residential and commercial mortgage-backed securities, and state and political subdivisions, among others. Prices are determined using valuation methodologies such as discounted cash flow models and other similar techniques. Non-binding broker quotes, which are utilized when pricing service information is not available, are reviewed for reasonableness based on the Company’s understanding of the market, and are generally considered Level 3. Under certain circumstances, based on its observations of transactions in active markets, the Company may conclude the prices received from independent third party pricing services or brokers are not reasonable or reflective of market activity. In those instances, the Company would apply internally developed valuation techniques to the related assets or liabilities. Additionally, the Company’s embedded derivatives, all of which are associated with reinsurance treaties, and longevity and mortality swaps are classified in Level 3 since their values include significant unobservable inputs.
When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety, except for fair value measurements using NAV. For example, a Level 3 fair value measurement may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Therefore, gains and losses for such assets and liabilities categorized within Level 3 may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3).

Assets and Liabilities by Hierarchy Level
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and December 31, 2014 are summarized below (dollars in thousands):

December 31, 2015:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
Corporate securities	$17,708,156	$269,039	$16,212,147	$1,226,970
Canadian and Canadian provincial governments	3,576,759	—	3,160,683	416,076
Residential mortgage-backed securities	1,311,477	—	980,828	330,649
Asset-backed securities	1,212,676	—	908,840	303,836
Commercial mortgage-backed securities	1,483,087	—	1,414,524	68,563
U.S. government and agencies	1,381,659	1,227,858	127,536	26,265
State and political subdivisions	511,014	—	472,672	38,342
Other foreign government, supranational and foreign government-sponsored enterprises	2,458,077	260,552	2,183,460	14,065
Total fixed maturity securities – available-for-sale	29,642,905	1,757,449	25,460,690	2,424,766
Funds withheld at interest – embedded derivatives	(76,698)	—	—	(76,698)
Cash equivalents	406,521	406,521	—	—
Short-term investments	530,773	524,946	5,827	—
Other invested assets:
Non-redeemable preferred stock	87,520	81,809	5,711	—
Other equity securities	38,342	38,342	—	—
Derivatives:
Interest rate swaps	71,882	—	71,882	—
Foreign currency forwards	20	—	20	—
CPI swaps	(292)	—	(292)	—
Credit default swaps	2,567	—	2,567	—
Equity options	40,644	—	40,644	—
Foreign currency swaps	141,357	—	141,357	—
FVO contractholder-directed unit-linked investments	197,547	195,317	2,230	—
Other	8,170	8,170	—	—
Total other invested assets	587,757	323,638	264,119	—
Other assets - longevity swaps	14,996	—	—	14,996
Total	$31,106,254	$3,012,554	$25,730,636	$2,363,064
Liabilities:
Interest sensitive contract liabilities – embedded derivatives	$1,070,584	$—	$—	$1,070,584
Other liabilities:
Derivatives:
Interest rate swaps	20,989	—	20,989	—
Foreign currency forwards	6,744	—	6,744	—
Credit default swaps	5,390	—	5,390	—
Equity options	(6,009)	—	(6,009)	—
Foreign currency swaps	(4,908)	—	(4,908)	—
Mortality swaps	2,619	—	—	2,619
Total	$1,095,409	$—	$22,206	$1,073,203

December 31, 2014:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
Corporate securities	$14,885,583	$115,822	$13,459,334	$1,310,427
Canadian and Canadian provincial governments	3,865,265	—	3,865,265	—
Residential mortgage-backed securities	1,037,896	—	849,802	188,094
Asset-backed securities	1,069,586	—	496,626	572,960
Commercial mortgage-backed securities	1,532,591	—	1,445,845	86,746
U.S. government and agencies	525,851	437,129	60,193	28,529
State and political subdivisions	426,076	—	383,365	42,711
Other foreign government, supranational and foreign government-sponsored enterprises	2,138,124	285,995	1,832,466	19,663
Total fixed maturity securities – available-for-sale	25,480,972	838,946	22,392,896	2,249,130
Funds withheld at interest – embedded derivatives	22,094	—	—	22,094
Cash equivalents	899,846	899,846	—	—
Short-term investments	45,190	21,536	23,654	—
Other invested assets:
Non-redeemable preferred stock	99,363	91,450	9	7,904
Other equity securities	27,497	27,497	—	—
Derivatives:
Interest rate swaps	84,578	—	84,578	—
Interest rate options	18,195	—	18,195	—
CPI swaps	(561)	—	(561)	—
Credit default swaps	8,606	—	8,606	—
Equity options	35,242	—	35,242	—
Foreign currency swaps	70,906	—	70,906	—
FVO contractholder-directed unit-linked investments	140,344	134,749	5,595	—
Other	6,420	6,420	—	—
Total other invested assets	490,590	260,116	222,570	7,904
Other assets - longevity swaps	7,727	—	—	7,727
Total	$26,946,419	$2,020,444	$22,639,120	$2,286,855
Liabilities:
Interest sensitive contract liabilities – embedded derivatives	$1,085,166	$—	$—	$1,085,166
Other liabilities:
Derivatives:
Interest rate swaps	12,957	—	12,957	—
Foreign currency forwards	15,011	—	15,011	—
Credit default swaps	419	—	419	—
Forward purchase commitments	13,370	—	13,370	—
Mortality swaps	797	—	—	797
Total	$1,127,720	$—	$41,757	$1,085,963

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
Level 3 Measurements and Transfers
As of December 31, 2015 and December 31, 2014, respectively, the Company classified approximately 8.2% and 8.8% of its fixed maturity securities in the Level 3 category. These securities primarily consist of private placement corporate securities and bank loans with inactive trading markets. Additionally, the Company has included asset-backed securities with subprime exposure and mortgage-backed securities with below investment grade ratings in the Level 3 category due to market uncertainty associated with these securities and the Company’s utilization of unobservable information from third parties for the valuation of these securities.
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

The following table presents quantitative information about significant unobservable inputs used in Level 3 fair value measurements that are developed by the Company, which does not include unobservable Level 3 asset and liability measurements provided by third parties, as of December 31, 2015 and 2014 (dollars in thousands):

	Fair Value		Valuation	Unobservable	Range (Weighted Average)
Assets:	2015	2014	Technique	Input	2015	2014
State and political subdivisions	$4,770	$4,994	Market comparable securities	Liquidity premium	1%	1%
Corporate securities	195,557	205,392	Market comparable securities	Liquidity premium	0-2% (1%)	0-2% (1%)
U.S. government and agencies	26,265	28,530	Market comparable securities	Liquidity premium	0-1% (1%)	0-1% (1%)
Funds withheld at interest- embedded derivatives	(76,698)	22,094	Total return swap	Mortality	0-100% (2%)	0-100% (2%)
				Lapse	0-35% (7%)	0-35% (7%)
				Withdrawal	0-5% (3%)	0-5% (3%)
				CVA	0-5% (1%)	0-5% (1%)
				Crediting rate	2-4% (3%)	2-4% (3%)
Longevity swaps	14,996	7,727	Discounted cash flow	Mortality	0-100% (2%)	0-100% (2%)
				Mortality improvement	(10%)-10% (3%)	(10%)-10% (3%)

Liabilities:
Interest sensitive contract liabilities- embedded derivatives- indexed annuities	878,114	925,887	Discounted cash flow	Mortality	0-100% (2%)	0-100% (2%)
				Lapse	0-35% (7%)	0-35% (7%)
				Withdrawal	0-5% (3%)	0-5% (3%)
				Option budget projection	2-4% (3%)	2-4% (3%)
Interest sensitive contract liabilities- embedded derivatives- variable annuities	192,470	159,279	Discounted cash flow	Mortality	0-100% (2%)	0-100% (2%)
				Lapse	0-25% (7%)	0-25% (8%)
				Withdrawal	0-7% (3%)	0-7% (3%)
				CVA	0-5% (1%)	0-5% (1%)
				Long-term volatility	0-27% (14%)	0-27% (11%)
Mortality swaps	2,619	797	Discounted cash flow	Mortality	0-100% (1%)	0-100% (1%)
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
Transfers from Level 1 to Level 2 are due to the lack of observable market data when pricing these securities, while transfers from Level 2 to Level 1 are due to an increase in the availability of market observable data in an active market. The following tables present the transfers between Level 1 and Level 2 during the years ended December 31, 2015 and 2014 (dollars in thousands):

	2015		2014
	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1
Fixed maturity securities - available-for-sale:
Corporate securities	$32,206	$127,653	$6,000	$22,537

The tables below provide a summary of the changes in fair value of Level 3 assets and liabilities for the year ended December 31, 2015, as well as the portion of gains or losses included in income for the year ended December 31, 2015 attributable to unrealized gains or losses related to those assets and liabilities still held at December 31, 2015 (dollars in thousands):

For the year ended December 31, 2015:	Fixed maturity securities - available-for-sale
	Corporate securities	Canadian and Canadian provincial governments	Residential mortgage-backed securities	Asset-backed securities
Fair value, beginning of period	$1,310,427	$—	$188,094	$572,960
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(3,517)	2,788	(1,754)	4,526
Investment related gains (losses), net	(2,814)	—	(216)	808
Claims & other policy benefits	—	—	—	—
Interest credited	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—
Included in other comprehensive income	(32,452)	70,144	(944)	(2,490)
Other revenue	—	—	—	—
Purchases(1)	243,871	—	249,208	229,220
Sales(1)	(3,949)	—	(985)	(13,105)
Settlements(1)	(279,495)	—	(39,494)	(98,918)
Transfers into Level 3	15,455	343,144	2,853	13,542
Transfers out of Level 3	(20,556)	—	(66,113)	(402,707)
Fair value, end of period	$1,226,970	$416,076	$330,649	$303,836
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(3,396)	$2,788	$(1,753)	$2,465
Investment related gains (losses), net	(2,278)	—	—	—
Other revenue	—	—	—	—
Claims & other policy benefits	—	—	—	—
Interest credited	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—

For the year ended December 31, 2015 (continued):	Fixed maturity securities - available-for-sale
	Commercial mortgage-backed securities	U.S. government and agencies	State and political subdivisions	Other foreign government, supranational and foreign government-sponsored enterprises
Fair value, beginning of period	$86,746	$28,529	$42,711	$19,663
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	2,817	(48)	32	—
Investment related gains (losses), net	(4,737)	(233)	(19)	—
Claims & other policy benefits	—	—	—	—
Interest credited	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—
Included in other comprehensive income	(337)	(602)	(3,055)	(7)
Other revenue	—	—	—	—
Purchases(1)	42	544	—	—
Sales(1)	(6,153)	—	—	—
Settlements(1)	(7,226)	(1,925)	(492)	(1,258)
Transfers into Level 3	12,828	—	—	—
Transfers out of Level 3	(15,417)	—	(835)	(4,333)
Fair value, end of period	$68,563	$26,265	$38,342	$14,065
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$2,718	$(48)	$32	$—
Investment related gains (losses), net	(3,593)	—	—	—
Other revenue	—	—	—	—
Claims & other policy benefits	—	—	—	—
Interest credited	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—

For the year ended December 31, 2015 (continued):
	Funds withheld at interest-embedded derivatives	Other invested assets - non- redeemable preferred stock	Other assets - longevity swaps	Interest sensitive contract liabilities embedded derivatives	Other liabilities - mortality swaps
Fair value, beginning of period	$22,094	$7,904	$7,727	$(1,085,166)	$(797)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	—	—	—	—	—
Investment related gains (losses), net	(98,792)	—	—	(33,191)	—
Claims & other policy benefits	—	—	—	—	—
Interest credited	—	—	—	19,440	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—
Included in other comprehensive income	—	(412)	(959)	—	—
Other revenue	—	—	8,228	—	(1,822)
Purchases(1)	—	4,529	—	(42,798)	—
Sales(1)	—	—	—	—	—
Settlements(1)	—	—	—	71,131	—
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	(12,021)	—	—	—
Fair value, end of period	$(76,698)	$—	$14,996	$(1,070,584)	$(2,619)
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$—	$—	$—	$—	$—
Investment related gains (losses), net	(98,792)	—	—	(43,496)	—
Other revenue	—	—	8,228	—	(1,822)
Claims & other policy benefits	—	—	—	—	—
Interest credited	—	—	—	(51,691)	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—

(1)
The amount reported within purchases, sales and settlements is the purchase price (for purchases) and the sales/settlement proceeds (for sales and settlements) based upon the actual date purchased or sold/settled. Items purchased and sold/settled in the same period are excluded from the rollforward. The Company had no issuances during the period.

The tables below provide a summary of the changes in fair value of Level 3 assets and liabilities for the year ended December 31, 2014, as well as the portion of gains or losses included in income for the year ended December 31, 2014 attributable to unrealized gains or losses related to those assets and liabilities still held at December 31, 2014 (dollars in thousands).

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
Included in earnings, net:
Investment income, net of related expenses	$(4,686)	$(97)	$5,306	$1,949	$(480)	$39
Investment related gains (losses), net	—	—	—	—	—	—
Claims & other policy benefits	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—	—

For the year ended December 31, 2014 (continued):	Fixed maturity securities - available-for-sale
	Other foreign government, supranational and foreign government-sponsored enterprises	Funds withheld at interest-embedded derivatives	Other invested assets - non- redeemable preferred stock	Other assets - longevity swaps	Interest sensitive contract liabilities embedded derivatives	Other liabilities - mortality swaps
Fair value, beginning of period	$37,997	$(176,270)	$4,962	$—	$(868,725)	$—
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(5)	—	—	—	—	—
Investment related gains (losses), net	—	198,364	—	—	(129,224)	—
Claims & other policy benefits	—	—	—	—	—	—
Interest credited	—	—	—	—	(104,843)	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—	—
Included in other comprehensive income	(59)	—	(96)	(361)	—	—
Other revenue	—	—	—	8,088	—	(797)
Purchases(1)	—	—	8,000	—	(56,234)	—
Sales(1)	—	—	—	—	—	—
Settlements(1)	(1,210)	—	—	—	—	—
Transfers into Level 3	9,482	—	—	—	73,860	—
Transfers out of Level 3	(26,542)	—	(4,962)	—	—	—
Fair value, end of period	$19,663	$22,094	$7,904	$7,727	$(1,085,166)	$(797)
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
Included in earnings, net:
Investment income, net of related expenses	$(7,885)	$47	$6,425	$1,741	$(156)	$36
Investment related gains (losses), net	(202)	—	—	(10,243)	—	—
Claims & other policy benefits	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—	—

For the year ended December 31, 2013 (continued):	Fixed maturity securities - available-for-sale
	Other foreign government, supranational and foreign government-sponsored enterprises	Funds withheld at interest-embedded derivatives	Short-term investments	Other invested assets - non- redeemable preferred stock	Interest sensitive contract liabilities embedded derivatives
Fair value, beginning of period	$28,280	$(243,177)	$22,031	$—	$(912,361)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(305)	—	(4)	—	—
Investment related gains (losses), net	—	66,907	—	—	142,050
Claims & other policy benefits	—	—	—	—	—
Interest credited	—	—	—	—	(115,409)
Policy acquisition costs and other insurance expenses	—	—	—	—	—
Included in other comprehensive income	(1,570)	—	(27)	323	—
Purchases (1)	—	—	—	—	(57,391)
Sales (1)	—	—	—	—	—
Settlements (1)	(295)	—	(22,000)	—	74,386
Transfers into Level 3	11,887	—	—	4,639	—
Transfers out of Level 3	—	—	—	—	—
Fair value, end of period	$37,997	$(176,270)	$—	$4,962	$(868,725)
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

Nonrecurring Fair Value Measurements
The following table presents information for assets measured at estimated fair value on a nonrecurring basis during the periods presented; they are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). The estimated fair values for these assets were determined using significant unobservable inputs.

	Carrying Value After Measurement		Net Investment Gains (Losses)
	At December 31,		Years ended December 31,
(dollars in thousands)	2015	2014	2015	2014
Mortgage loans(1)	$11,800	$9,500	$228	$521
Limited partnership interests(2)	12,520	19,282	(6,550)	(6,305)

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

Fair Value of Financial Instruments
The Company is required by general accounting principles for Fair Value Measurements and Disclosures to disclose the fair value of certain financial instruments including those that are not carried at fair value. The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments, which were not measured at fair value on a recurring basis, at December 31, 2015 and December 31, 2014 (dollars in thousands).This table excludes any payables or receivables for collateral under repurchase agreements and other transactions. The estimated fair value of the excluded amount approximates carrying value as they equal the amount of cash collateral received/paid.

		Estimated Fair	Fair Value Measurement Using:
December 31, 2015	Carrying Value	Value	Level 1	Level 2	Level 3	NAV
Assets:
Mortgage loans on real estate	$3,129,951	$3,197,808	$—	$—	$3,197,808	$—
Policy loans	1,468,796	1,468,796	—	1,468,796	—	—
Funds withheld at interest(1)	5,956,380	6,311,780	—	—	6,311,780	—
Cash and cash equivalents(2)	1,118,754	1,118,754	1,118,754	—	—	—
Short-term investments(2)	27,511	27,511	27,511	—	—	—
Other invested assets(2)	399,799	444,342	4,445	34,886	111,412	293,599
Accrued investment income	339,452	339,452	—	339,452	—	—
Liabilities:
Interest-sensitive contract liabilities(1)	$9,746,870	$9,841,576	$—	$—	$9,841,576	$—
Long-term debt	2,297,548	2,415,119	—	—	2,415,119	—
Collateral finance and securitization notes	899,161	791,275	—	—	791,275	—

December 31, 2014
Assets:
Mortgage loans on real estate	$2,712,238	$2,803,942	$—	$—	$2,803,942	$—
Policy loans	1,284,284	1,284,284	—	1,284,284	—	—
Funds withheld at interest(1)	5,897,202	6,367,165	—	—	6,367,165	—
Cash and cash equivalents(2)	745,823	745,823	745,823	—	—	—
Short-term investments(2)	52,504	52,504	52,504	—	—	—
Other invested assets(2)	465,720	518,261	4,674	35,446	229,419	248,722
Accrued investment income	261,096	261,096	—	261,096	—	—
Liabilities:
Interest-sensitive contract liabilities(1)	$9,623,596	$9,666,240	$—	$—	$9,666,240	$—
Long-term debt(3)	2,297,704	2,501,810	—	—	2,501,810	—
Collateral finance and securitization notes(3)	773,979	666,262	—	—	666,262	—

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

(3)	Prior period balances have been updated to conform with current period presentation for the adoption of the accounting standard update "Simplifying the Presentation of Debt Issuance Costs."
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
Other Invested Assets – This primarily includes limited partnership interests accounted for using the cost method, structured loans, FHLB common stock, cash collateral and equity release mortgages. The fair value of limited partnerships and other investments accounted for using the cost method is determined using the net asset values ("NAV") of the Company’s ownership interest as provided in the financial statements of the investees. The fair value of structured loans is estimated based on a discounted cash flow analysis using discount rates applicable to each structured loan, this is considered Level 3 in the fair value hierarchy. The fair value of the Company’s common stock investment in the FHLB is considered to be the carrying value and it is considered Level 2 in the fair value hierarchy. The fair value of the Company's cash collateral is considered to be the carrying value and considered to be Level 1 in the fair value hierarchy. The fair value of the Company’s equity release mortgage loan portfolio, considered Level 3 in the fair value hierarchy, is estimated by discounting cash flows, both principal and interest, using current interest rates and credit spread adjustments derived from benchmarking against similar loans, allowing also for United Kingdom house price inflation and actuarial analyses of borrower behavior, mortality and morbidity.
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
Retrocession reinsurance treaties do not relieve the Company from its obligations to direct writing companies. Failure of retrocessionaires to honor their obligations could result in losses to the Company. Consequently, allowances would be established for amounts deemed uncollectible. At December 31, 2015 and 2014, no allowances were deemed necessary. The Company regularly evaluates the financial condition of the insurance companies from which it assumes and to which it cedes reinsurance.
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
Retrocessions are arranged through the Company’s retrocession pools for amounts in excess of the Company’s retention limit. As of December 31, 2015 and 2014, all rated retrocession pool participants followed by the A.M. Best Company were rated “A- (excellent)” or better. The Company verifies retrocession pool participants’ ratings on a quarterly basis. For a majority of the retrocessionaires that were not rated, security in the form of letters of credit or trust assets has been given as additional security. In addition, the Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance. In addition to its third party retrocessionaires, various RGA reinsurance subsidiaries retrocede amounts in excess of their retention to affiliated subsidiaries.

The following table presents information for the Company's ceded reinsurance receivable assets, including the respective amount and A.M. Best rating for each reinsurer representing in excess of five percent of the total as of December 31, 2015 and 2014 (dollars in thousands):

		2015		2014
Reinsurer	A.M. Best Rating	Amount	% of Total	Amount	% of Total
Reinsurer A	A+	$199,479	31.3%	$45,541	7.9%
Reinsurer B	A+	179,522	28.1	210,996	36.5
Reinsurer C	A+	72,836	11.4	74,412	12.9
Reinsurer D	A++	41,807	6.6	43,154	7.5
Reinsurer E	A	37,138	5.8	43,818	7.6
Other reinsurers		107,077	16.8	160,285	27.6
Total		$637,859	100.0%	$578,206	100.0%
Included in the total ceded reinsurance receivables balance were $233.7 million and $143.0 million of claims recoverable, of which $2.0 million and $10.9 million were in excess of 90 days past due, as of December 31, 2015 and 2014, respectively. The increase in the Company's reinsurance ceded receivable and claims recoverable are due to a large retrocession transaction with Reinsurer A, as reflected in the table above.
The effect of reinsurance on net premiums is as follows (dollars in thousands):

Years ended December 31,	2015	2014	2013
Direct	$43,106	$19,365	$5,224
Reinsurance assumed	9,371,308	9,098,378	8,568,222
Reinsurance ceded	(843,673)	(447,889)	(319,419)
Net premiums	$8,570,741	$8,669,854	$8,254,027
The effect of reinsurance on claims and other policy benefits as follows (dollars in thousands):

Years ended December 31,	2015	2014	2013
Direct	$82,942	$32,564	$8,078
Reinsurance assumed	8,205,308	7,805,984	7,515,524
Reinsurance ceded	(798,868)	(431,907)	(219,270)
Net claims and other policy benefits	$7,489,382	$7,406,641	$7,304,332
The effect of reinsurance on life insurance in force is shown in the following schedule (dollars in millions):

	Direct	Assumed	Ceded	Net	Assumed/Net %
December 31, 2015	$1,686	$2,995,079	$222,388	$2,774,377	108.0%
December 31, 2014	78	2,943,517	230,544	2,713,051	108.5
December 31, 2013	77	2,889,804	36,830	2,853,051	101.3
At December 31, 2015 and 2014, respectively, the Company provided approximately $8.8 billion and $8.2 billion of financial reinsurance, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures, to other insurance companies under financial reinsurance transactions to assist ceding companies in meeting applicable regulatory requirements. Generally, such financial reinsurance is provided by the Company committing cash or assuming insurance liabilities, which are collateralized by future profits on the reinsured business. The Company earns a fee based on the amount of net outstanding financial reinsurance.
Reinsurance agreements, whether facultative or automatic, may provide for recapture rights on the part of the ceding company. Recapture rights permit the ceding company to reassume all or a portion of the risk formerly ceded to the reinsurer after an agreed-upon period of time, generally 10 years, or in some cases due to changes in the financial condition or ratings of the reinsurer. Recapture of business previously ceded does not affect premiums ceded prior to the recapture of such business, but would reduce premiums in subsequent periods. Additionally, some treaties give the ceding company the right to request the Company to place assets in trust for their benefit to support their reserve credits, in the event of a downgrade of the Company’s ratings to specified levels, generally non-investment grade levels, or if minimum levels of financial condition are not maintained. As of December 31, 2015 and 2014, these treaties had approximately $1,656.9 million and $1,558.3 million, respectively, in statutory reserves. Assets placed in trust continue to be owned by the Company, but their use is restricted based on the terms of the trust agreement. Securities with an amortized cost of $1,638.0 million and $1,633.6 million were held in trust to satisfy collateral requirements for reinsurance business for the benefit of certain RGA subsidiaries at December 31, 2015 and 2014, respectively. In addition, the Company’s collateral financing operations have asset in trust requirements. See Note 14 – “Collateral Finance and Securitization Notes” for additional information. Securities with an amortized cost of $10,535.7 million and $10,197.5 million, as of December 31, 2015 and 2014, respectively, were held in trust to satisfy collateral requirements under certain third-party reinsurance treaties. Under certain conditions, RGA may be obligated to move reinsurance from one RGA subsidiary company to another or make payments under the treaty. These conditions include change in control or ratings of the subsidiary, insolvency, nonperformance under a treaty, or loss of reinsurance license of such subsidiary.
Note 8   DEFERRED POLICY ACQUISITION COSTS
The following reflects the amounts of policy acquisition costs deferred and amortized (dollars in thousands):

Years ended December 31,	2015	2014	2013
Balance, beginning of year	$3,342,575	$3,517,796	$3,619,274
Capitalization	352,260	877,609	854,163
Amortization (including interest)	(288,630)	(867,621)	(814,662)
Change in value of embedded derivatives	58,754	(111,744)	(98,141)
Attributed to unrealized investment gains (losses)	17,510	(4,480)	16,181
Foreign currency translation	(90,032)	(68,985)	(59,019)
Balance, end of year	$3,392,437	$3,342,575	$3,517,796
Some reinsurance agreements involve reimbursing the ceding company for allowances and commissions in excess of first-year premiums. These amounts represent acquisition costs and are capitalized to the extent deemed recoverable from the future premiums and amortized against future profits of the business. This type of agreement presents a risk to the extent that the business lapses faster than originally anticipated, resulting in future profits being insufficient to recover the Company’s investment. Prior to 2015, certain renewal commissions that were capitalized and amortized in the same period were reflected in the table above. During 2015, the Company enhanced its process to track certain DAC roll forward component items in a more refined manner, in particular, capitalization and amortization of certain renewal commissions have been excluded from the table above. Had the previous methodology been used in 2015, the amounts capitalized and amortized would have increased by $464.3 million.
Note 9   INCOME TAX
Pre-tax income for the years ended December 31, 2015, 2014 and 2013 consists of the following (dollars in thousands):

	2015	2014	2013
Pre-tax income - U.S.	$493,328	$768,857	$473,223
Pre-tax income - foreign	251,467	239,676	162,031
Total pre-tax income	$744,795	$1,008,533	$635,254
The provision for income tax expense for the years ended December 31, 2015, 2014 and 2013 consists of the following (dollars in thousands):

	2015	2014	2013
Current income tax expense (benefit):
U.S.	$1,588	$18,495	$(48,831)
Foreign	92,045	135,260	34,470
Total current	93,633	153,755	(14,361)
Deferred income tax expense (benefit):
U.S.	193,204	242,694	226,771
Foreign	(44,208)	(71,963)	4,007
Total deferred	148,996	170,731	230,778
Total provision for income taxes	$242,629	$324,486	$216,417

Provision for income tax expense differed from the amounts computed by applying the U.S. federal income tax statutory rate of 35% to pre-tax income as a result of the following for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	2015	2014	2013
Tax provision at U.S. statutory rate	$260,678	$352,987	$222,339
Increase (decrease) in income taxes resulting from:
Foreign tax rate differing from U.S. tax rate	(9,950)	(12,483)	(8,032)
Differences in tax basis in foreign jurisdictions	(32,472)	(8,256)	(26,484)
Deferred tax valuation allowance	19,157	2,076	26,507
Amounts related to tax audit contingencies	88	(9,083)	9,034
Corporate rate changes - Canada	—	—	(414)
Corporate rate changes - other	—	280	(1,184)
Subpart F	3,473	6,132	8,255
Foreign tax credits	(1,936)	(1,045)	(1,786)
Return to provision adjustments	1,482	(8,123)	(12,465)
Other, net	2,109	2,001	647
Total provision for income taxes	$242,629	$324,486	$216,417
Effective tax rate	32.6%	32.2%	34.1%
Total income taxes for the years ended December 31, 2015, 2014 and 2013 were as follows (dollars in thousands):

	2015	2014	2013
Provision for income taxes	$242,629	$324,486	$216,417
Income tax from OCI and additional paid-in-capital:
Net unrealized holding gain (loss) on debt and equity securities recognized for financial reporting purposes	(339,889)	348,697	(467,454)
Exercise of stock options	(2,963)	3,011	(3,125)
Foreign currency translation	16,478	22,998	12,330
Unrealized pension and post retirement	1,726	(14,770)	7,640
Total income taxes provided	$(82,019)	$684,422	$(234,192)
The tax effects of temporary differences that give rise to significant portions of the deferred income tax asset and liabilities at December 31, 2015 and 2014, are presented in the following tables (dollars in thousands):

	2015	2014
Deferred income tax assets:
Nondeductible accruals	$116,106	$118,389
Differences between tax and financial reporting amounts concerning certain reinsurance transactions	63,543	64,445
Differences in the tax basis of cash and invested assets	5,931	—
Investment income differences	—	56,176
Deferred acquisition costs capitalized for tax	131,714	92,832
Net operating loss carryforward	524,501	170,965
Capital loss and tax credit carryforwards	77,888	26,365
Subtotal	919,683	529,172
Valuation allowance	(127,132)	(112,005)
Total deferred income tax assets	792,551	417,167
Deferred income tax liabilities:
Deferred acquisition costs capitalized for financial reporting	1,011,753	961,170
Differences between tax and financial reporting amounts concerning certain reinsurance transactions	1,509,211	1,044,097
Differences in the tax basis of cash and invested assets	336,870	667,601
Investment income differences	14,654	8,187
Differences in foreign currency translation	81,492	64,115
Prepaid expenses	1,014	—
Total deferred income tax liabilities	2,954,994	2,745,170
Net deferred income tax liabilities	$2,162,443	$2,328,003
Balance sheet presentation of net deferred income tax liabilities:
Included in other assets	$55,885	$37,814
Included in deferred income taxes	2,218,328	2,365,817
Net deferred income tax liabilities	$2,162,443	$2,328,003
As of December 31, 2015, a valuation allowance for deferred tax assets of approximately $127.1 million was provided on the total deferred tax assets in certain jurisdictions. The valuation allowance is primarily related to numerous branches and legal entities for which there is no history of earnings in recent years. Further there is a partial valuation allowance on RGA Reinsurance

Company of South Africa, Limited ("RGA South Africa"), RGA Reinsurance Company of Australia Limited (“RGA Australia”) and Aurora National net operating losses, RGA International Reinsurance Company Limited’s ("RGA International") foreign tax credit and RGA's deferred tax asset related to share expense for foreign entities. As of December 31, 2014, a valuation allowance for deferred tax assets of approximately $112.0 million was provided on the total deferred tax assets. The valuation allowance is primarily related to numerous branches and legal entities for which there is no history of earnings in recent years. Further there is a partial valuation allowance on RGA South Africa and RGA Australia's net operating losses, RGA International's foreign tax credit and on RGA's deferred tax asset related to share expense for foreign entities. The Company utilizes valuation allowances when it believes, based on the weight of the available evidence, that it is more likely than not that the deferred income tax asset will not be utilized.
The earnings of substantially all of the Company’s foreign subsidiaries have been permanently reinvested in foreign operations. A provision of $4.2 million has been made for U.S. taxes on repatriation. No other provision has been made for U.S. tax or foreign withholding taxes that may be applicable upon any repatriation or sale. The determination of the unrecognized deferred tax liability for temporary differences related to investments in the Company’s foreign subsidiaries is not practicable. At December 31, 2015 and 2014, the financial reporting basis in excess of the tax basis for which no deferred taxes have been recognized was approximately $992.9 million and $1,115.2 million, respectively.
During 2015, 2014 and 2013, the Company received federal and foreign income tax refunds of approximately $136.8 million, $9.3 million and $2.6 million, respectively. The Company made cash income tax payments of approximately $178.4 million, $79.6 million and $113.4 million in 2015, 2014 and 2013, respectively. At December 31, 2015 and 2014, the Company recognized gross deferred tax assets associated with net operating losses of approximately $1,771.0 million and $647.0 million, respectively. The earliest expiration for net operating losses that do not have a valuation allowance is 2025, during which $10.5 million of net operating losses would expire if not utilized. The remaining net operating losses have either a valuation allowance or indefinite carryforward periods. However, these net operating losses, other than the net operating losses for which there is a valuation allowance, are expected to be utilized in the normal course of business during the period allowed for carryforwards and in any event, are not expected to be lost, due to the application of tax planning strategies that the Company would utilize.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is under continuous examination by the Internal Revenue Service and is subject to audit by taxing authorities in other foreign jurisdictions in which the Company has significant business operations. The income tax years under examination vary by jurisdiction. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years prior to 2011 and with a few exceptions, the Company is no longer subject to state and foreign income tax examinations by tax authorities for years prior to 2010.
As of December 31, 2015, the Company’s total amount of unrecognized tax benefits was $296.2 million and the total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, was $30.6 million. Management believes there will be no material impact to the Company’s effective tax rate related to unrecognized tax benefits over the next 12 months.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2015, 2014 and 2013, is as follows (dollars in thousands):

	Total Unrecognized Tax Benefits
	2015	2014	2013
Beginning balance, January 1	$274,661	$279,801	$245,636
Additions for tax positions of prior years	26,170	17,431	41,228
Reductions for tax positions of prior years	(7,820)	(26,001)	(10,401)
Additions for tax positions of current year	3,396	3,430	3,338
Settlements with tax authorities	(194)	—	—
Ending balance, December 31	$296,213	$274,661	$279,801
The Company recognized interest expense (benefit) associated with uncertain tax positions in 2015, 2014 and 2013 of $8.2 million, $(36.6) million and $7.6 million, respectively. As of December 31, 2015 and 2014, the Company had $28.8 million and $20.7 million, respectively, of accrued interest related to unrecognized tax benefits.
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
The Company also provides certain health care and life insurance benefits for retired employees. The health care benefits are provided through a self-insured welfare benefit plan. Employees become eligible for these benefits if they meet minimum age and service requirements. The retiree’s cost for health care benefits varies depending upon the credited years of service. The Company recorded benefits expense of approximately $9.1 million, $5.4 million, and $4.1 million in 2015, 2014 and 2013, respectively that are related to these postretirement plans. Virtually all retirees, or their beneficiaries, contribute a portion of the total cost of postretirement health benefits. Prepaid benefit costs and accrued benefit liabilities are included in other assets and other liabilities, respectively, in the Company’s consolidated balance sheets.
A December 31 measurement date is used for all of the defined benefit and postretirement plans. The status of these plans as of December 31, 2015 and 2014 is summarized below (dollars in thousands):

	December 31,
	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$138,196	$111,195	$59,782	$30,759
Service cost	9,222	8,121	4,062	2,354
Interest Cost	5,035	4,972	2,572	1,962
Participant contributions	—	—	229	174
Actuarial (gains) losses	(1,919)	18,930	(2,729)	25,354
Benefits paid	(4,480)	(3,044)	(609)	(821)
Foreign exchange translations and other adjustments	(3,815)	(1,978)	—	—
Benefit obligation at end of year	$142,239	$138,196	$63,307	$59,782

	December 31,
	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Change in plan assets:
Fair value of plan assets at beginning of year	$66,757	$59,559	$—	$—
Actual return on plan assets	(2,795)	2,489	—	—
Employer contributions	8,953	7,753	380	647
Participant contributions	—	—	229	174
Benefits paid and expenses	(4,480)	(3,044)	(609)	(821)
Fair value of plan assets at end of year	$68,435	$66,757	$—	$—
Funded status at end of year	$(73,804)	$(71,439)	$(63,307)	$(59,782)

	December 31,
	Qualified Plans		Non-Qualified Plans(1)		Total
	2015	2014	2015	2014	2015	2014
Aggregate fair value of plan assets	$68,435	$66,757	$—	$—	$68,435	$66,757
Aggregate projected benefit obligations	83,870	80,104	58,369	58,092	142,239	138,196
Under funded	$(15,435)	$(13,347)	$(58,369)	$(58,092)	$(73,804)	$(71,439)

(1)	For non-qualified plans, there are no required funding levels.

	December 31,
	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$41,814	$41,238	$27,755	$32,949
Net prior service cost	1,159	1,496	—	—
Total	$42,973	$42,734	$27,755	$32,949
The following table presents information for qualified and non-qualified pension plans with a projected benefit obligation in excess of plan assets as of December 31, 2015 and 2014 (dollars in thousands):

	2015	2014
Projected benefit obligation	$142,239	$138,196
Fair value of plan assets	68,435	66,757

The accumulated benefit obligations for all defined benefit pension plans were $140.4 million and $135.9 million at December 31, 2015 and 2014, respectively. The following table presents information for pension plans with an accumulated benefit obligation in excess of plan assets as of December 31, 2015 and 2014 (dollars in thousands):

	2015	2014
Accumulated benefit obligation	$140,442	$135,850
Fair value of plan assets	68,435	66,757
The components of net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income were as follows (dollars in thousands):

	Pension Benefits			Other Benefits
	2015	2014	2013	2015	2014	2013
Net periodic benefit cost:
Service cost	$9,222	$8,121	$8,023	$4,062	$2,354	$1,881
Interest cost	5,035	4,972	4,072	2,572	1,962	1,353
Expected return on plan assets	(4,897)	(4,471)	(3,734)	—	—	—
Amortization of prior actuarial losses	3,429	1,755	3,270	2,465	1,060	868
Amortization of prior service cost	309	333	373	—	—	—
Net periodic benefit cost	13,098	10,710	12,004	9,099	5,376	4,102
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial (gains) losses	5,774	20,912	(11,250)	(2,729)	25,354	(5,949)
Amortization of actuarial (gains) losses	(3,429)	(1,755)	(3,270)	(2,465)	(1,060)	(868)
Amortization of prior service cost (credit)	(309)	(333)	(373)	—	—	—
Foreign exchange translations and other adjustments	(1,797)	(578)	(439)	—	—	—
Total recognized in other comprehensive income	239	18,246	(15,332)	(5,194)	24,294	(6,817)
Total recognized in net periodic benefit cost and other comprehensive income	$13,337	$28,956	$(3,328)	$3,905	$29,670	$(2,715)
The Company expects to contribute to the plans $14.3 million in pension benefits and $6.6 million in other benefits during 2016.
The following benefit payments, which reflect expected future service as appropriate, are expected to be paid (dollars in thousands):

	Pension Benefits	Other Benefits
2016	$10,993	$753
2017	8,228	913
2018	8,141	1,095
2019	10,200	1,281
2020	9,533	1,535
2021-2025	57,489	11,534
The estimated net loss and prior service cost for the defined benefit pension plans and post-retirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $3.9 million and $1.7 million, respectively.
Assumptions
Weighted average assumptions used to determine the accumulated benefit obligation and net benefit cost or income were as follows:

	Pension Benefits			Other Benefits
	2015	2014	2013	2015	2014	2013
Discount rate used to determine benefit obligation	3.99%	3.90%	4.45%	4.43%	4.05%	5.05%
Discount rate used to determine net benefit cost or income	3.77%	4.30%	3.83%	4.05%	5.05%	4.15%
Expected long-term rate of return on plan assets	7.35%	7.35%	7.35%	—%	—%	—%
Rate of compensation increases	4.08%	4.08%	4.21%	—%	—%	—%

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
The assumed health care cost trend rates used in measuring the accumulated non-pension post-retirement benefit obligation were as follows:

	December 31,
	2015	2014
Pre-Medicare eligible claims	8% down to 5% in 2020	8% down to 5% in 2018
Medicare eligible claims	8% down to 5% in 2020	8% down to 5% in 2018
Assumed health care cost trend rates may have a significant effect on the amounts reported for health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects (dollars in thousands):

	One Percent Increase	One Percent Decrease
Effect on total of service and interest cost components	$1,694	$(1,226)
Effect on accumulated postretirement benefit obligation	$13,659	$(10,254)
Plan Assets
Target allocations of assets are determined with the objective of maximizing returns and minimizing volatility of net assets through adequate asset diversification and partial liability immunization. Adjustments are made to target allocations based on the Company’s assessment of the effect of economic factors and market conditions. The target allocations for plan assets are 60% equity securities and 40% debt securities as of December 31, 2015 and 2014. The Company’s plan assets are primarily invested in mutual funds. The mutual funds include holdings of S&P 500 securities, large-cap securities, mid-cap securities, small-cap securities, international securities, corporate debt securities, U.S. and other government securities, mortgage-related securities and cash.
Equity and debt securities are exposed to various risks, such as interest rate risk, credit risk, and overall market volatility. Due to the level of risk associated with certain investment securities, changes in the values of investment securities will occur and any change would affect the amounts reported in the financial statements.
The fair values of the Company’s pension plan assets as of December 31, 2015 and 2014 are summarized below (dollars in thousands):

	December 31, 2015
		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
Mutual Funds(1)	$68,349	$68,349	$—	$—
Cash	86	86	—	—
Total	$68,435	$68,435	$—	$—

(1)	Mutual funds were invested 32% in U.S. equity funds, 38% in U.S. fixed income funds, 15% in non-U.S. equity funds and 15% in other.

	December 31, 2014
		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
Mutual Funds(2)	$66,675	$66,675	$—	$—
Cash	82	82	—	—
Total	$66,757	$66,757	$—	$—

(2)	Mutual funds were invested 32% in U.S. equity funds, 30% in U.S. fixed income funds, 22% in non-U.S. equity funds and 16% in other.
As of December 31, 2015 and 2014, the Company classified all of its pension plan assets in the Level 1 category as quoted prices in active markets are available for these assets. See Note 6 – “Fair Value of Asset and Liabilities” for additional detail on the fair value hierarchy.
Savings and Investment Plans
Certain subsidiaries of RGA also sponsor saving and investment plans under which a portion of employee contributions are matched. Subsidiary contributions to these plans, were $9.0 million, $7.8 million and $7.3 million in 2015, 2014 and 2013, respectively.

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
Statutory net income, and capital and surplus of the Company’s insurance subsidiaries, determined in accordance with statutory accounting practices prescribed by the applicable state insurance department or local regulatory authority are as follows (dollars in thousands):

	Statutory Capital & Surplus		Statutory Net Income (Loss)
	2015	2014	2015	2014	2013
RGA Reinsurance (U.S.)	$1,503,402	$1,528,301	$(23,615)	$17,085	$115,814
RCM (U.S.)	1,598,328	1,625,276	51,041	126,326	109,084
RGA Life Reinsurance Company of Canada	874,151	915,130	113,526	225,083	89,428
RGA Barbados	654,245	690,420	98,284	39,293	70,940
RGA Australia	335,631	373,582	(18,128)	874	(70,404)
RGA Atlantic Reinsurance Company Ltd.	554,417	435,408	132,192	113,055	(27,137)
RGA Americas	2,699,101	2,787,552	218,067	236,215	147,363
Other reinsurance subsidiaries	2,136,480	1,941,996	300,847	(647,259)	252,571
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
A reconciliation of the Company’s surplus between NAIC SAP and practices prescribed by the state of domicile is shown below (dollars in thousands):

	December 31,
	2015	2014
Prescribed practice – surplus note	$639,515	$515,399
Prescribed practice – letters of credit	(570,100)	(642,200)
Surplus (deficit) – NAIC SAP	$69,415	$(126,801)

RCM, RGA Reinsurance and Chesterfield Re are subject to Missouri statutory provisions that restrict the payment of dividends. They may not pay dividends in any 12-month period in excess of the greater of the prior year’s statutory net gain from operations or 10% of statutory capital and surplus at the preceding year-end, without regulatory approval. The applicable statutory provisions only permit an insurer to pay a shareholder dividend from unassigned surplus. As of January 1, 2016, RGA Reinsurance could pay maximum dividends, without prior approval, of approximately $150.3 million. Any dividends paid by RGA Reinsurance would be paid to RCM, its parent company, which in turn has restrictions related to its ability to pay dividends to RGA. Chesterfield Re would pay dividends to its immediate parent Chesterfield Financial Holdings LLC, ("Chesterfield Financial"), which would in turn pay dividends to RCM, subject to the terms of the indenture for the embedded value securitization transaction, in which Chesterfield Financial cannot declare or pay any dividends so long as any private placement notes are outstanding. The Missouri Department of Insurance, Financial Institution and Professional Registration, allows RCM to pay a dividend to RGA to the extent RCM received the dividend from RGA Reinsurance, without limitation related to the level of unassigned surplus. Dividend payments from other subsidiaries are subject to regulations in the jurisdiction of domicile, which are generally based on their earnings and/or capital level. In addition, the earnings of substantially all of the Company’s foreign subsidiaries have been indefinitely reinvested in foreign operations.
There are no regulatory restrictions that limit the payment of dividends by RGA, except those generally applicable to Missouri corporations. Dividends are payable by Missouri corporations only under the circumstances specified in The General and Business Corporation Law of Missouri. RGA would not be permitted to pay common stock dividends if there is any accrued and unpaid interest on its Subordinated Debentures due 2042 and its Junior Subordinated Debentures due 2065. Furthermore, the ability of RGA to pay dividends is dependent on business conditions, income, cash requirements of the Company, receipt of dividends from its subsidiaries, financial covenant provisions and other relevant factors.
Note 12    COMMITMENTS, CONTINGENCIES AND GUARANTEES
Commitments
Funding of Investments
The Company's commitments to fund investments as of December 31, 2015 and 2014 are presented in the following table (dollars in thousands):

	December 31, 2015	December 31, 2014
Limited partnerships	$263,163	$254,314
Commercial mortgage loans	86,325	33,850
Bank loans	48,686	52,859
Equity release mortgages	8,504	8,549
The Company anticipates that the majority of its current commitments will be invested over the next five years; however, these commitments could become due any time at the request of the counterparties. Investments in limited partnerships are carried at cost or reported using the equity method and included in other invested assets in the consolidated balance sheets. Bank loans are carried at fair value and included in fixed maturities available-for-sale. Equity release mortgages are carried at unpaid principal balances, net of any amortized premium or discount and valuation allowance and included in other invested assets.
Leases
The Company leases office space and furniture and equipment under non-cancelable operating lease agreements, which expire at various dates. Future minimum office space annual rentals under non-cancelable operating leases along with associated sublease income at December 31, 2015 are as follows (dollars in thousands):

	Operating Leases	Sublease Income
2016	$9,879	$557
2017	8,773	115
2018	7,677	—
2019	4,142	—
2020	2,419	—
Thereafter	12,873	—
Rent expenses amounted to approximately $12.1 million, $19.3 million and $18.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Off-Balance Sheet Arrangements
In 2013, the Company executed a series of incentive agreements with the County of St. Louis, Missouri (the “County”). Under these agreements, the Company transferred its newly constructed world headquarters to the County in exchange for taxable industrial revenue bonds (the “bonds”), in a series of bond issuances during 2013 and 2014, with a maximum amount of $150.0 million. As a result, the Company was able to reduce the cost of constructing and operating its world headquarters by reducing certain state and local tax expenditures. The Company simultaneously leased the world headquarters from the County and has an option to purchase the world headquarters for a nominal fee upon tendering the bonds back to the County. The payments due to the Company under the terms of the bonds and the amounts owed by the Company under the terms of the lease agreement qualify for the right of offset under GAAP. As such, neither the bonds nor the lease obligation is recorded on the consolidated balance sheets as an asset or liability, respectively. The world headquarters is recorded as an asset of the Company in “Other assets” on the consolidated balance sheets.
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
Other Contingencies
In addition, the Company indemnifies its directors and officers as provided in its charters and by-laws. Since this indemnity generally is not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under this indemnity in the future.
Guarantees
Statutory Reserve Support
RGA, through wholly-owned subsidiaries, has committed to provide statutory reserve support to third-parties, in exchange for a fee, by funding loans if certain defined events occur. Such statutory reserves are required under the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX for term life insurance policies and Regulation A-XXX for universal life secondary guarantees). The third-parties have recourse to RGA should the subsidiary fail to provide the required funding, however, as of December 31, 2015, the Company does not believe that it will be required to provide any funding under these commitments as the occurrence of the defined events is considered remote. The following table presents the maximum potential obligation for these commitments as of December 31, 2015 (dollars in millions):

Commitment Period
2023	$500.0
2033	950.0
2034	3,000.0
2035	1,314.2
2036	1,432.0
Other Guarantees
RGA has issued guarantees to third parties on behalf of its subsidiaries for the payment of amounts due under certain reinsurance treaties, securities borrowing arrangements, financing arrangements and office lease obligations, whereby if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. In limited circumstances, treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA’s subsidiary is relatively new, unrated, or not of a significant size, relative to the ceding company. Liabilities supported by the treaty guarantees, before consideration for any legally offsetting amounts due from the guaranteed party are reflected on the Company’s consolidated balance sheets in a policy related liability. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to borrowed securities provide additional security to third parties should a subsidiary fail to return the borrowed securities when due. RGA’s guarantees issued as of December 31, 2015 and 2014 are reflected in the following table (dollars in thousands):

	2015	2014
Treaty guarantees	$765,505	$826,496
Treaty guarantees, net of assets in trust	634,909	664,913
Borrowed securities	259,540	201,050
Financing arrangements	100,000	100,000
Lease obligations	5,217	6,085

Note 13     DEBT
Long-Term Debt
The Company’s long-term debt consists of the following as of December 31, 2015 and 2014 (dollars in thousands):

	2015	2014
$400 million 6.20% Subordinated Debentures due 2042	$400,000	$400,000
$400 million Variable Rate Junior Subordinated Debentures due 2065	318,734	318,732
$400 million 4.70% Senior Notes due 2023	398,835	398,684
$400 million 5.00% Senior Notes due 2021	398,803	398,583
$400 million 6.45% Senior Notes due 2019	399,737	399,669
$300 million 5.625% Senior Notes due 2017	299,671	299,397
$100 million 4.09% Promissory Note due 2039	96,849	99,228
Sub-total	2,312,629	2,314,293
Unamortized issuance costs	(15,081)	(16,589)
Long-term Debt	$2,297,548	$2,297,704
On December 15, 2015, the interest rate on RGA's Junior Subordinated Debentures with a face amount of $400.0 million converted from a fixed rate of 6.75% to a floating rate equal to the three-month LIBOR plus 266.5 basis points.
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
Certain of the Company’s debt agreements contain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of consolidated net worth, maximum ratios of debt to capitalization and change of control provisions. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the various agreements. Additionally, the Company’s debt agreements contain cross-default covenants, which would make outstanding borrowings immediately payable in the event of a material uncured covenant default under any of the agreements, including, but not limited to, non-payment of indebtedness when due for an amount in excess of $100.0 million, bankruptcy proceedings, or any other event which results in the acceleration of the maturity of indebtedness. As of December 31, 2015 and 2014, the Company had $2,312.6 million and $2,314.3 million, respectively, in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. As of December 31, 2015 and 2014, the average interest rate on long-term debt outstanding was 5.20% and 5.69%, respectively.
The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, and the Company’s ability to raise additional funds. Future principal payments due on long-term debt, excluding discounts, as of December 31, 2015, were as follows (dollars in thousands):

	Calendar Year
	2016	2017	2018	2019	2020	Thereafter
Long-term debt	$2,268	$302,573	$2,681	$402,792	$2,909	$1,603,428
Credit and Committed Facilities
The Company has obtained bank letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions. At December 31, 2015 and 2014, there were approximately $132.2 million and $176.5 million, respectively, of undrawn outstanding bank letters of credit in favor of third parties. Additionally, the Company utilizes letters of credit primarily to secure reserve credits when it retrocedes business to its affiliated subsidiaries. The Company cedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions such as the U.S. and the United Kingdom. As of December 31, 2015 and 2014, $1,127.4 million and $1,035.0 million, respectively, in undrawn letters of credit from various banks were outstanding, primarily backing reinsurance between the various subsidiaries of the Company. The banks providing letters of credit to the Company are included on the NAIC list of approved banks.

The Company maintains seven committed credit facilities, a syndicated revolving credit facility with a capacity of $850.0 million and six letter of credit facilities with a combined capacity of $701.1 million. The Company may borrow cash and obtain letters of credit in multiple currencies under its syndicated revolving credit facility. The following table provides additional information on the Company’s existing committed credit facilities as of December 31, 2015 and 2014 (dollars in thousands):

		Amount Utilized(1) December 31,
Facility Capacity	Maturity Date	2015	2014	Basis of Fees
$850,000	September 2019	$313,659	$204,774	Senior unsecured long-term debt rating
120,000	June 2019	85,040	80,040	Fixed
270,000	November 2017	270,000	270,000	Fixed
100,000	June 2017	68,657	81,747	Fixed
129,214 (2)	November 2016	66,154	74,623	Fixed
45,422 (2)	March 2019	45,422	80,961	Fixed
36,430 (2)	May 2018	36,430	28,612	Fixed

(1)	Represents issued but undrawn letters of credit. There was no cash borrowed for the periods presented.

(2)	Foreign currency denominated facility, amounts presented are in U.S. dollars.
Fees associated with the Company’s other letters of credit are not fixed for periods in excess of one year and are based on the Company’s ratings and the general availability of these instruments in the marketplace. Total fees expensed associated with the Company’s letters of credit were $10.9 million, $12.6 million and $9.8 million for the years ended December 31, 2015, 2014 and 2013, respectively, and are included in policy acquisition costs and other insurance expenses.

Note 14     COLLATERAL FINANCE AND SECURITIZATION NOTES
Collateral Finance Notes
In June 2006, RGA’s subsidiary, Timberlake Financial L.L.C. (“Timberlake Financial”), issued $850.0 million of Series A Floating Rate Insured Notes, due June 2036, in a private placement. The notes were issued to fund the collateral requirements for statutory reserves required by Regulation XXX on specified term life insurance policies reinsured by RGA Reinsurance and retroceded to Timberlake Re. Proceeds from the notes, along with a $112.8 million direct investment by RGA, were deposited into a series of accounts that collateralize the notes and are not available to satisfy the general obligations of the Company. As of December 31, 2015 and 2014, respectively, the Company held assets in trust and in custody of $932.6 million and $922.8 million, of which $37.2 million and $15.7 million were held in a Debt Service Coverage account to cover interest payments on the notes. Interest on the notes accrues at an annual rate of 1-month LIBOR plus a base rate margin, payable monthly, and totaled $3.8 million, $4.0 million and $5.1 million in 2015, 2014 and 2013, respectively.
During 2013, the Company repurchased $160.0 million face amount of the Timberlake Financial notes for $112.0 million, which was the market value at the date of the purchase. The notes were purchased by RGA Reinsurance. As a result, the Company recorded pre-tax gains of $46.5 million, after fees, in other revenues in 2013.
In May 2015, RGA’s subsidiary, RGA Barbados obtained CAD$200.0 million of collateral financing from a third party through 2020, enabling RGA Barbados to support collateral requirements for Canadian reinsurance transactions. The obligation is reflected on the consolidated balance sheets in collateral finance and securitization notes. Interest on the collateral financing is payable quarterly and accrues at 3-month Canadian Dealer Offered Rate plus a margin and totaled $2.3 million in 2015. Capitalized issuance costs were approximately $1.3 million.
In October 2015, RGA's subsidiary, RGA Americas, entered into a collateral financing transaction pursuant to which it issued a CAD$150 million note and, in return, obtained a CAD$150 million demand note issued by a designated series of a Delaware master trusts. The demand note matures in October 2020 and is used to support collateral requirements for Canadian reinsurance transactions.
The demand note is secured by a portfolio of specified assets that have an aggregate market value at least equal to the principal amount of the demand note and a payment obligation pledged by a third party financial institution. The principal amount of the demand note is payable upon demand by the holder, which creates a corresponding payment under the note issued by RGA Americas. The note issued by RGA Americas bears interest at a rate equal to the rate on the corresponding demand note, plus an amount representing fees payable to the applicable third party financial institution. As of December 31, 2015, no principal payments have been received or are currently due on the demand note and, as a result, there was no payment obligation under the note issued by RGA Americas. Accordingly, the notes are not reflected in the Company’s consolidated balance sheet or the table below, as of that date. Capitalized issuance costs were approximately $2.4 million.

Securitization Notes
In December 2014, RGA's subsidiary, Chesterfield Financial Holdings LLC, ("Chesterfield Financial"), issued $300.0 million of asset-backed notes due December 2034 in a private placement. The notes were issued as part of an embedded value securitization transaction covering a closed block of policies assumed by RGA Reinsurance and retroceded to Chesterfield Re. Proceeds from the notes, along with a direct investment by the Company, were applied by Chesterfield Financial to (i) pay certain transaction-related expenses, (ii) establish a reserve account owned by Chesterfield Financial and pledged to the indenture trustee for the benefit of the holders of the notes (primarily to cover interest payments on the notes), and (iii) to fund an initial stock purchase from and capital contribution to Chesterfield Re to capitalize Chesterfield Re and to finance the payment of a ceding commission by Chesterfield Re to RGA Reinsurance under the retrocession agreement. As of December 31, 2015 and 2014, the Company held deposits in trust of $22.4 million and $26.9 million, respectively, to cover interest payments on the notes, which are not available to satisfy the general obligations of the Company. Interest on the notes accrues at an annual rate of 4.50%, payable quarterly, and totaled $14.0 million and $0.6 million in 2015 and 2014, respectively. Capitalized issuance costs were approximately $5.4 million. The notes represent senior, secured indebtedness of Chesterfield Financial. Limited support is provided by RGA for temporary potential liquidity events at Chesterfield Financial and for temporary potential statutory capital and surplus events at Chesterfield Re. Otherwise, there is no legal recourse to RGA or its other subsidiaries. The notes are not insured or guaranteed by any other person or entity.
The Company's collateral finance and securitization notes consist of the following as of December 31, 2015 and 2014 (dollars in thousands):

	2015	2014
Timberlake Financial, due 2036	$480,451	$482,138
RGA Barbados, due 2020	144,540	—
Chesterfield Financial, due 2034	282,300	300,563
Unamortized issuance costs	(8,130)	(8,722)
Total	$899,161	$773,979

Note 15     SEGMENT INFORMATION
Effective January 1, 2015, the Company further refined its reporting of the Canada; Europe, Middle East and Africa; and Asia Pacific segments into traditional and non-traditional businesses to reflect the expanded product offerings within its geographic-based segments. The Company’s traditional and non-traditional segments are now managed separately and have discrete financial information available that is reviewed regularly by the Company’s chief operating decision maker. The Company has recently experienced growth and opportunity in its non-traditional businesses resulting from its efforts to meet the needs of its clients and adapt to the changing regulatory environment within the insurance industry. The non-traditional business primarily consists of asset-intensive, longevity, financial reinsurance and capital-motivated transactions that are sourced and managed by the Company’s Global Financial Solutions unit. Prior periods have been adjusted to conform to the new segment reporting structure.
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

For the years ended December 31,	2015	2014	2013
Revenues:
U.S. and Latin America:
Traditional	$5,465,026	$5,283,268	$5,115,941
Non-Traditional	643,865	1,014,143	962,818
Total	6,108,891	6,297,411	6,078,759
Canada:
Traditional	1,023,012	1,153,515	1,158,846
Non-Traditional	45,034	28,350	26,171
Total	1,068,046	1,181,865	1,185,017
Europe, Middle East and Africa:
Traditional	1,190,742	1,235,049	1,129,657
Non-Traditional	286,666	322,798	175,355
Total	1,477,408	1,557,847	1,305,012
Asia Pacific:
Traditional	1,638,357	1,686,436	1,524,543
Non-Traditional	56,581	70,282	86,083
Total	1,694,938	1,756,718	1,610,626
Corporate and Other	68,895	110,353	138,939
Total	$10,418,178	$10,904,194	$10,318,353

For the years ended December 31,	2015	2014	2013
Income (loss) before income taxes:
U.S. and Latin America:
Traditional	$235,771	$351,645	$377,586
Non-Traditional	207,963	302,944	245,649
Total	443,734	654,589	623,235
Canada:
Traditional	124,175	95,435	161,671
Non-Traditional	13,902	6,265	2,647
Total	138,077	101,700	164,318
Europe, Middle East and Africa:
Traditional	48,410	60,305	31,409
Non-Traditional	108,445	101,337	43,144
Total	156,855	161,642	74,553
Asia Pacific:
Traditional	105,654	90,602	(239,016)
Non-Traditional	19,619	11,693	12,351
Total	125,273	102,295	(226,665)
Corporate and Other	(119,144)	(11,693)	(187)
Total	$744,795	$1,008,533	$635,254
The loss before income taxes for the year ended December 31, 2013 in the Asia Pacific segment reflects an increase in Australian group claims liabilities related to total and permanent disability coverage and disability income benefits as well as poor claims experience in the Australian operation's individual lump sum and individual disability businesses.

For the years ended December 31,	2015	2014	2013
Interest expense:
Corporate and Other	$142,863	$96,700	$124,307
Total	$142,863	$96,700	$124,307

For the years ended December 31,	2015	2014	2013
Depreciation and amortization:
U.S. and Latin America:
Traditional	$218,974	$558,404	$564,359
Non-Traditional	44,275	232,348	213,745
Total	263,249	790,752	778,104
Canada:
Traditional	23,887	204,229	193,878
Non-Traditional	—	—	—
Total	23,887	204,229	193,878
Europe, Middle East and Africa:
Traditional	60,193	57,291	55,003
Non-Traditional	—	—	—
Total	60,193	57,291	55,003
Asia Pacific:
Traditional	31,955	94,763	56,885
Non-Traditional	217	409	219
Total	32,172	95,172	57,104
Corporate and Other	16,495	3,644	3,490
Total	$395,996	$1,151,088	$1,087,579
The table above includes amortization of DAC, including the effect from investment related gains and losses. During 2015, the Company enhanced its process to track certain DAC components in a more refined manner. See Note 8 - “Deferred Policy Acquisition Costs” for additional information.

For the years ended December 31,	2015	2014(1)
Assets:
U.S. and Latin America:
Traditional	$16,554,509	$14,159,824
Non-Traditional	13,405,878	11,572,251
Total	29,960,387	25,732,075
Canada:
Traditional	3,604,344	3,946,942
Non-Traditional	27,543	49,186
Total	3,631,887	3,996,128
Europe, Middle East and Africa:
Traditional	2,757,593	2,514,868
Non-Traditional	4,162,703	2,178,454
Total	6,920,296	4,693,322
Asia Pacific:
Traditional	3,227,530	2,951,723
Non-Traditional	742,528	667,645
Total	3,970,058	3,619,368
Corporate and Other	5,900,524	6,613,407
Total	$50,383,152	$44,654,300

(1)
Total assets for the Corporate and Other segment have been updated to conform with current period presentation for the adoption of the accounting standard update "Simplifying the Presentation of Debt Issuance Costs."

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
No individual client generated 10% or more of the Company’s total gross premiums on a consolidated basis in 2015, 2014 and 2013. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.

Note 16     EQUITY BASED COMPENSATION
The Company adopted the RGA Flexible Stock Plan (the “Plan”) in February 1993, as amended, and the Flexible Stock Plan for Directors (the “Directors Plan”) in January 1997, as amended, (collectively, the “Stock Plans”). The Stock Plans provide for the award of benefits (collectively “Benefits”) of various types, including stock options, stock appreciation rights (“SARs”), restricted stock, performance shares, cash awards, and other stock-based awards, to key employees, officers, directors and others performing significant services for the benefit of the Company or its subsidiaries. As of December 31, 2015, shares authorized for the granting of Benefits under the Plan and the Directors Plan totaled 13,360,077 and 212,500 respectively. The Company uses treasury shares or shares made available from authorized but unissued shares to support the future exercise of options or settlement of awards granted under its stock plans.
Equity-based compensation expense of $16.0 million, $24.4 million, and $20.3 million related to grants or awards under the Stock Plans was recognized in 2015, 2014 and 2013, respectively. Equity-based compensation expense is principally related to the issuance of stock options, performance contingent restricted units, stock appreciation rights and restricted stock.
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
Stock Options
The following table presents a summary of stock option activity:

	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding December 31, 2014	2,978,733	$55.41
Granted	506,344	$91.65
Exercised	(652,015)	$51.43
Forfeited	(7,622)	$57.29
Outstanding December 31, 2015	2,825,440	$62.82	$81.5
Options exercisable	2,087,712	$56.12	$74.2
The intrinsic value of options exercised was $26.2 million, $17.0 million, and $11.3 million for 2015, 2014 and 2013, respectively.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of 12/31/2015	Weighted-Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable as of 12/31/2015	Weighted-Average Exercise Price
$25.00 - $44.99	208,347	3.0	$32.20	208,347	$32.20
$45.00 - $54.99	267,249	3.8	$47.11	267,249	$47.11
$55.00 +	2,349,844	6.6	$67.32	1,612,116	$60.71
Totals	2,825,440	6.1	$62.82	2,087,712	$56.12
The following table presents the weighted average assumptions used to determine the fair value of stock options issued:

For the years ended December 31,	2015	2014	2013
Dividend yield	1.47%	1.53%	1.63%
Risk-free rate of return	2.04%	2.27%	1.36%
Expected volatility	35.0%	35.7%	35.4%
Expected life (years)	7.0	7.0	6.8
Weighted average exercise price of stock options granted	$91.65	$78.48	$58.77
Weighted average fair value of stock options granted	$30.05	$26.76	$18.58
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

Performance Shares
Performance shares, also referred to as performance contingent units (“PCUs”), are units that, if they vest, are multiplied by a performance factor to produce a number of final PCUs which are paid in the Company’s common stock. Each PCU represents the right to receive up to two shares of Company common stock, depending on the results of certain performance measures over a three-year period. The compensation expense related to the PCUs is recognized ratably over the requisite performance period. Performance shares are accounted for as equity awards, but are not credited with dividend-equivalents for actual dividends paid on the Company’s common stock during the performance period.
Restricted Stock Units
In general, restricted stock units ("RSUs") become payable at the end of a three- or ten-year vesting period. Each RSU, if they vest, represents the right to receive one share of Company common stock. RSUs awarded under the plan generally have no strike price and are included in the Company's shares outstanding.
The following table presents a summary of Performance Share and Restricted Stock Unit activity:

	Performance Contingent Units	Restricted Stock Units
Outstanding December 31, 2014	692,663	36,065
Granted	185,783	37,078
Paid	(192,725)	—
Forfeited	(54,399)	(2,256)
Outstanding December 31, 2015	631,322	70,887
During 2015, the Company issued 185,783 PCUs to key employees at a weighted average fair value per unit of $90.15. In May 2015 and May 2014, the board approved a 0.820 and 0.529 share payout for each PCU granted in 2012 and 2011, resulting in the issuance of 192,725 and 103,358 shares of common stock from treasury, respectively.
As of December 31, 2015, the total compensation cost of non-vested awards not yet recognized in the financial statements was $30.5 million. It is estimated that these costs will vest over a weighted average period of 2.1 years.
The majority of the awards granted each year under the board-approved incentive compensation package and Directors Plan are made in the first quarter of each year.
Note 17   EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share on net income (in thousands, except per share information):

	2015	2014	2013
Earnings:
Net income (numerator for basic and diluted calculations)	$502,166	$684,047	$418,837
Shares:
Weighted average outstanding shares (denominator for basic calculations)	66,553	69,248	71,917
Equivalent shares from outstanding stock options	739	714	544
Diluted shares (denominator for diluted calculations)	67,292	69,962	72,461
Earnings per share:
Basic	$7.55	$9.88	$5.82
Diluted	7.46	9.78	5.78
The calculation of common equivalent shares does not include the impact of options having a strike or conversion price that exceeds the average stock price for the earnings period, as the result would be antidilutive. The calculation of common equivalent shares also excludes the impact of outstanding performance contingent shares, as the conditions necessary for their issuance have not been satisfied as of the end of the reporting period. Approximately 0.3 million outstanding stock options were not included in the calculation of common equivalent shares during 2015. During 2014 and 2013, all outstanding options were included in the calculation of common equivalent shares. Approximately 0.4 million, 0.5 million and 0.7 million performance contingent shares were excluded from the calculation of common equivalent shares during 2015, 2014 and 2013, respectively.

Note 18   EQUITY
Common stock
The changes in number of common stock shares, issued, held in treasury and outstanding are as follows for the periods indicated:

	Issued	Held In Treasury	Outstanding
Balance, December 31, 2012	79,137,758	5,210,427	73,927,331
Common Stock acquired	—	4,151,312	(4,151,312)
Stock-based compensation (1)	—	(992,199)	992,199
Balance, December 31, 2013	79,137,758	8,369,540	70,768,218
Common Stock acquired	—	2,530,608	(2,530,608)
Stock-based compensation (1)	—	(535,351)	535,351
Balance, December 31, 2014	79,137,758	10,364,797	68,772,961
Common Stock acquired	—	4,145,440	(4,145,440)
Stock-based compensation (1)	—	(577,005)	577,005
Balance, December 31, 2015	79,137,758	13,933,232	65,204,526

(1)	Represents net shares issued from treasury pursuant to the Company's stock-based compensation programs.
Common stock held in treasury
Common stock held in treasury is accounted for at average cost. Gains resulting from the reissuance of "Common stock held in treasury" are credited to "Additional paid-in capital." Losses resulting from the reissuance of "Common stock held in treasury" are charged first to "Additional paid-in capital" to the extent the Company has previously recorded gains on treasury share transactions, then to "Retained earnings."
During 2013, RGA’s board of directors authorized and amended a share repurchase program, with no expiration date, for up to $400.0 million of RGA’s outstanding common stock. During 2013, RGA repurchased 4,151,312 shares of common stock under this program for $261.3 million. The common shares repurchased have been placed into treasury to be used for general corporate purposes.
During 2014, RGA’s board of directors authorized a share repurchase program, with no expiration date, to repurchase up to $300.0 million of RGA’s outstanding common stock. In connection with this authorization, the board of directors terminated the stock repurchase authority granted in 2013. During 2014, RGA repurchased 2,530,608 shares of common stock under this program for $197.7 million. The common shares repurchased have been placed into treasury to be used for general corporate purposes.
During 2015, RGA’s board of directors authorized and amended a share repurchase program, with no expiration date, to repurchase up to $450.0 million of the RGA’s outstanding common stock. In connection with this authorization, the board of directors terminated the stock repurchase authority granted in 2014. During 2015, RGA repurchased 4,145,440 shares of common stock under this program for $375.3 million.
On January 21, 2016, RGA's board of directors authorized a share repurchase program for up to $400.0 million of the RGA's outstanding common stock. The authorization was effective immediately and does not have an expiration date. In connection with this new authorization, the board of directors terminated the stock repurchase authority granted in 2015.

Accumulated other comprehensive income (loss)
The following table presents the components of the Company’s other comprehensive income (loss) for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):
For the year ended December 31, 2015:

	Before-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Foreign currency translation adjustments:
Change arising during year	$(342,539)	$17,129	$(325,410)
Foreign currency swap	96,019	(33,607)	62,412
Net foreign currency translation adjustments	(246,520)	(16,478)	(262,998)
Unrealized losses on investments:(1)
Unrealized net holding losses arising during the year	(1,084,732)	359,407	(725,325)
Less: Reclassification adjustment for net losses realized in net income	(55,767)	19,518	(36,249)
Net unrealized losses	(1,028,965)	339,889	(689,076)
Unrealized pension and postretirement benefits:
Net prior service cost arising during the year	337	(107)	230
Net loss arising during the period	4,618	(1,619)	2,999
Unrealized pension and postretirement benefits, net	4,955	(1,726)	3,229
Other comprehensive income	$(1,270,530)	$321,685	$(948,845)
For the year ended December 31, 2014:

	Before-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Foreign currency translation adjustments:
Change arising during year	$(154,132)	$(4,835)	$(158,967)
Foreign currency swap	51,894	(18,163)	33,731
Net foreign currency translation adjustments	(102,238)	(22,998)	(125,236)
Unrealized gains on investments:(1)
Unrealized net holding gains arising during the year	1,177,017	(357,024)	819,993
Less: Reclassification adjustment for net gains realized in net income	26,405	(9,242)	17,163
Net unrealized gains	1,150,612	(347,782)	802,830
Change in unrealized OTTI on fixed maturity securities	2,612	(914)	1,698
Unrealized pension and postretirement benefits:
Net prior service cost arising during the year	485	(159)	326
Net gain arising during the period	(43,025)	14,929	(28,096)
Unrealized pension and postretirement benefits, net	(42,540)	14,770	(27,770)
Other comprehensive income (loss)	$1,008,446	$(356,924)	$651,522
For the year ended December 31, 2013:
	Before-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Foreign currency translation adjustments:
Change arising during year	$(88,409)	$1,791	$(86,618)
Foreign currency swap	40,347	(14,121)	26,226
Net foreign currency translation adjustments	(48,062)	(12,330)	(60,392)
Unrealized losses on investments:(1)
Unrealized net holding losses arising during the year	(1,519,967)	465,740	(1,054,227)
Less: Reclassification adjustment for net gains realized in net income	9,355	(3,274)	6,081
Net unrealized losses	(1,529,322)	469,014	(1,060,308)
Change in unrealized OTTI on fixed maturity securities	4,456	(1,560)	2,896
Unrealized pension and postretirement benefits:
Net prior service cost arising during the year	525	(171)	354
Net loss arising during the period	21,624	(7,469)	14,155
Unrealized pension and postretirement benefits, net	22,149	(7,640)	14,509
Other comprehensive income	$(1,550,779)	$447,484	$(1,103,295)

(1)	Includes cash flow hedges. See Note 5 for additional information on cash flow hedges.

A summary of the components of net unrealized appreciation (depreciation) of balances carried at fair value is as follows (dollars in thousands):

For the years ended December 31,	2015	2014	2013
Change in net unrealized appreciation (depreciation) on:
Fixed maturity securities available-for-sale	$(1,055,458)	$1,171,996	$(1,528,773)
Other investments(1)	8,983	(14,292)	(12,274)
Effect on unrealized appreciation on:
Deferred policy acquisition costs	17,510	(4,480)	16,181
Net unrealized appreciation (depreciation)	$(1,028,965)	$1,153,224	$(1,524,866)

(1)	Includes cash flow hedges. See Note 5 for additional information on cash flow hedges.
The balance of and changes in each component of AOCI were as follows (dollars in thousands):

	Accumulated Currency Translation Adjustments	Unrealized Appreciation (Depreciation) of Investments (1)	Pension and Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2012	$267,475	$1,877,657	$(36,230)	$2,108,902
OCI before reclassifications	(48,062)	(1,530,680)	17,638	(1,561,104)
Amounts reclassified from AOCI	—	5,814	4,511	10,325
Deferred income tax benefit (expense)	(12,330)	467,454	(7,640)	447,484
Balance, December 31, 2013	207,083	820,245	(21,721)	1,005,607
OCI before reclassifications	(102,238)	1,185,321	(45,688)	1,037,395
Amounts reclassified from AOCI	—	(32,097)	3,148	(28,949)
Deferred income tax benefit (expense)	(22,998)	(348,696)	14,770	(356,924)
Balance, December 31, 2014	81,847	1,624,773	(49,491)	1,657,129
OCI before reclassifications	(246,520)	(1,101,760)	(1,248)	(1,349,528)
Amounts reclassified from AOCI	—	72,795	6,203	78,998
Deferred income tax benefit (expense)	(16,478)	339,889	(1,726)	321,685
Balance, December 31, 2015	$(181,151)	$935,697	$(46,262)	$708,284

(1)	Includes cash flow hedges. See Note 5 for additional information on cash flow hedges.

The following table presents the amounts of AOCI reclassifications for the years ended December 31, 2015 and 2014 (dollars in thousands):

	Amount Reclassified from AOCI
Details about AOCI Components	2015	2014	Affected Line Item in Statement of Income
Net unrealized investment gains (losses):
Net unrealized gains and losses on available-for-sale securities	$(55,767)	$26,405	Investment related gains (losses), net
Cash flow hedges - Interest rate swaps	569	1,212	(1)
Cash flow hedges - Forward bond purchase commitments	(87)	—	(1)
Deferred policy acquisition costs attributed to unrealized gains and losses	(17,510)	4,480	(2)
Total	(72,795)	32,097
Provision for income taxes	28,109	(7,319)
Net unrealized gains (losses), net of tax	$(44,686)	$24,778

Amortization of defined benefit plan items:
Prior service cost	$(309)	$(333)	(3)
Actuarial gains/(losses)	(5,894)	(2,815)	(3)
Total	(6,203)	(3,148)
Provision for income taxes	2,171	1,082
Amortization of defined benefit plans, net of tax	$(4,032)	$(2,066)

Total reclassifications for the period	$(48,718)	$22,712

(1)	See Note 5 for information on cash flow hedges.

(2)	See Note 8 for information on deferred policy acquisition costs.

(3)	See Note 10 for information on employee benefit plans.
Note 19   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Years Ended December 31,
(in thousands, except per share data)
2015	First	Second	Third	Fourth
Total Revenues	$2,520,613	$2,630,340	$2,438,634	$2,828,591
Total benefits and expenses	2,336,488	2,416,550	2,298,497	2,621,848
Income before income taxes	184,125	213,790	140,137	206,743
Net Income	125,114	130,391	83,534	163,127
Earnings Per Share:
Basic earnings per share	$1.84	$1.97	$1.26	$2.49
Diluted earnings per share	1.81	1.94	1.25	2.46
2014	First	Second	Third	Fourth
Total Revenues	$2,657,173	$2,833,020	$2,716,588	$2,697,413
Total benefits and expenses	2,457,733	2,532,485	2,484,773	2,420,670
Income before income taxes	199,440	300,535	231,815	276,743
Net Income	136,664	198,296	157,996	191,091
Earnings Per Share:
Basic earnings per share	$1.94	$2.87	$2.30	$2.78
Diluted earnings per share	1.92	2.84	2.28	2.75

Note 20   SUBSEQUENT EVENT
On January 21, 2016, RGA’s board of directors authorized a share repurchase program for up to $400.0 million of the RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date. Repurchases would be made in accordance with applicable securities laws and would be made through market transactions, block trades, privately negotiated transactions or other means or a combination of these methods, with the timing and number of shares repurchased dependent on a variety of factors, including share price, corporate and regulatory requirements and market and business conditions. Repurchases may be commenced or suspended from time to time without prior notice. In connection with this new authorization, the board of directors terminated the stock repurchase authority granted in 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Reinsurance Group of America, Incorporated
Chesterfield, Missouri
We have audited the accompanying consolidated balance sheets of Reinsurance Group of America, Incorporated and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index at Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Reinsurance Group of America, Incorporated and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2016, expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
St. Louis, Missouri
February 29, 2016

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
There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Financial management has documented and evaluated the effectiveness of the internal control of the Company as of December 31, 2015 pertaining to financial reporting in accordance with the criteria established in “Internal Control – Integrated Framework (2013)" by the Committee of Sponsoring Organizations of the Treadway Commission.
In the opinion of management, the Company maintained effective internal control over financial reporting as of December 31, 2015.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Reinsurance Group of America, Incorporated
Chesterfield, Missouri
We have audited the internal control over financial reporting of Reinsurance Group of America, Incorporated and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2015, of the Company and our report dated February 29, 2016, expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.
/s/ DELOITTE & TOUCHE LLP
St. Louis, Missouri
February 29, 2016

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
John W. Hayden, 49, is Senior Vice President, Controller.  Mr. Hayden joined the Company in March 2000 and held the position of Vice President, SEC Reporting and Investor Relations prior to his current role. Before coming to RGA, Mr. Hayden served in a finance position at General American Life Insurance Company and prior to that position, he was a senior manager at KPMG LLP, in the financial services audit practice, specializing in the insurance industry.  Mr. Hayden also serves as a director and officer of several RGA subsidiaries.
William L. Hutton, 56, is Executive Vice President, General Counsel and Secretary of the Company. He is responsible for legal services provided throughout the RGA enterprise. Mr. Hutton joined the Company in 2001 and held several positions in the legal function before becoming General Counsel in 2011. Prior to joining the Company, he served as counsel at General American Life Insurance Company and was in private practice with two law firms in St. Louis, Missouri. Mr. Hutton also serves as an officer of several RGA subsidiaries.
Donna H. Kinnaird, 64, is Senior Executive Vice President and Chief Operating Officer. She is responsible for RGA’s business acceleration initiatives, Global Accounts, and other corporate functions such as Information Technology, Legal and Enterprise Risk Management. She is a member of RGA’s Executive Council. Before coming to RGA in 2012, Ms. Kinnaird was President of Swiss Re Life and Health America Inc. and President and Chief Executive Officer of its Reassure America Life Insurance Company. She has also held Chief Financial Officer and Chief Operating Officer roles in life insurance companies.
Todd C. Larson, 52, is Executive Vice President, Global Chief Risk Officer, Corporate Risk Management. Mr. Larson joined the Company in May 1995 as Controller and held several positions in the finance function, most recently the position of Executive Vice President, Corporate Finance and Treasurer, before becoming Global Chief Risk Officer in July 2014. Mr. Larson previously was Assistant Controller at Northwestern Mutual Life Insurance Company from 1994 through 1995 and prior to that position was an accountant for KPMG LLP from 1985 through 1993. Mr. Larson also serves as a director and officer of several RGA subsidiaries.
Jack B. Lay, 61, is Senior Executive Vice President and Chief Financial Officer. Mr. Lay is responsible for the Company’s financial and capital management as well as for its financial reporting. He is a member of RGA's Executive Council. Prior to joining the Company in 1994, Mr. Lay served as Second Vice President and Associate Controller at General American. Before joining General American in 1991, Mr. Lay was a partner in the financial services practice with the St. Louis office of KPMG LLP. Mr. Lay also serves as a director and officer of several RGA subsidiaries.
Anna Manning, 57, is President of the Company. Prior to her current role, Ms. Manning held the position of Senior Executive Vice President, Structured Solutions, which includes the Company's Global Financial Solutions and Global Acquisitions businesses. She is a member of RGA’s Executive Council. Ms. Manning joined the Company in 2007 as Executive Vice President and Chief Operating Officer for RGA International Corporation, followed by four years as Executive Vice President of U.S. Markets. Prior to joining the Company, Ms. Manning spent 19 years in actuarial consulting at Tillinghast Towers Perrin, following an actuarial career in the Canadian marketplace at Manulife Financial from 1981 through 1988. She is a Fellow of the Canadian Institute of Actuaries, and a Fellow of the Society of Actuaries.
Alain Néemeh, 48, is Senior Executive Vice President, Global Life and Health Markets and a member of RGA’s Executive Council. From 2006 to 2014, Mr. Néemeh was President and Chief Executive Officer of RGA Life Reinsurance Company of Canada and served as Executive Vice President of Operations, and Chief Financial Officer of that entity from 2001 until 2006. In addition, from 2012, Mr. Néemeh had executive responsibility for the Company's Australia and New Zealand operations. He joined the Company in 1997 from KPMG LLP, where he provided audit and other services to a variety of clients in the financial services, manufacturing and retail sectors.

A. Greig Woodring, 64, is Chief Executive Officer of the Company, a position he has held since 1993. He served as President of the Company from 1993 through November 2015. Mr. Woodring also headed the reinsurance business of General American Life Insurance Company from 1986 until the Company’s formation in December 1992. He is a member of RGA's Executive Council. He also serves as a director and officer of a number of subsidiaries of the Company.
Corporate Governance
The Company has adopted a Principles of Ethical Business Conduct (the “Principles”), a Directors’ Code of Conduct (the “Directors’ Code”), and a Financial Management Code of Professional Conduct (the “Financial Management Code”). The Principles apply to all employees and officers of the Company and its subsidiaries. The Directors’ Code applies to directors of the Company and its subsidiaries. The Financial Management Code applies to the Company's chief executive officer, chief financial officer, corporate controller, primary financial officers in each business unit, and all professionals in finance and finance-related departments. The Company intends to satisfy its disclosure obligations under Item 5.05 of Form 8-K by posting on its website information about amendments to, or waivers from a provision of the Financial Management Code that applies to the Company’s chief executive officer, chief financial officer, and corporate controller. Each of the three Codes described above is available on the Company’s website at www.rgare.com.
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
The following table summarizes information regarding securities authorized for issuance under equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,561,927 (1)	$62.82 (2) (3)	1,502,338 (4)
Equity compensation plans not approved by security holders	—	—	—
Total	3,561,927 (1)	$62.82 (2) (3)	1,502,338 (4)

(1)
Includes the number of securities to be issued upon exercises under the following plans: Flexible Stock Plan - 3,527,649; Flexible Stock Plan for Directors – 11,178; and Phantom Stock Plan for Directors – 23,100.

(2)
Does not include 702,209 performance contingent units outstanding under the Flexible Stock Plan or 23,100 phantom units outstanding under the Phantom Stock Plan for Directors because those securities do not have an exercise price (i.e. a unit is a hypothetical share of Company common stock with a value equal to the fair market value of the common stock).

(3)	Reflects the blended weighted-average exercise price of outstanding options under the Flexible Stock Plan $62.82.

(4)
Includes the number of securities remaining available for future issuance under the following plans: Flexible Stock Plan – 1,479,765; Flexible Stock Plan for Directors – 6,354; and Phantom Stock Plan for Directors – 16,219.

During 2015, RGA’s board of directors authorized and amended a share repurchase program, with no expiration date, for up to $450.0 million of the RGA’s outstanding common stock.  In connection with this authorization, the board of directors terminated the stock repurchase authority granted in 2014.
On January 21, 2016, RGA’s board of directors authorized a share repurchase program for up to $400.0 million of the RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date. In connection with this new authorization, the board of directors terminated the stock repurchase authority granted in 2015.
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

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE I-SUMMARY OF INVESTMENTS-OTHER THAN
INVESTMENTS IN RELATED PARTIES
December 31, 2015
(in millions)

Type of Investment	Cost	Fair Value	Amount at Which Shown in the Balance Sheets(1)
Fixed maturity securities:
Bonds:
United States government and government agencies and authorities	$1,424	$1,382	$1,382
State and political subdivisions	480	511	511
Foreign governments(2)	4,890	6,035	6,035
Public utilities	1,955	2,023	2,023
Mortgage-backed and asset-backed securities	3,954	4,007	4,007
All other corporate bonds	15,620	15,685	15,685
Total fixed maturity securities	28,323	29,643	29,643
Equity securities:
Non-redeemable preferred stock	86	88	88
Other equity securities	41	38	38
Total equity securities	127	126	126
Mortgage loans on real estate	3,130		3,130
Policy loans	1,469		1,469
Funds withheld at interest	5,880		5,880
Short-term investments	558		558
Other invested assets	1,172		1,172
Total investments	$40,659		$41,978

(1)	Fixed maturity securities are classified as available-for-sale and carried at fair value.

(2)	Includes fixed maturities directly issued by foreign governments, supranational and foreign government-sponsored enterprises.

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
December 31,
(dollars in thousands)

	2015	2014(1)	2013
CONDENSED BALANCE SHEETS
Assets:
Fixed maturity securities available-for-sale, at fair value	$426,218	$486,813
Short-term and other investments	254,398	87,726
Cash and cash equivalents	39,452	48,819
Investment in subsidiaries	8,110,687	8,649,084
Loans to subsidiaries	1,070,000	1,060,000
Other assets	309,340	342,487
Total assets	$10,210,095	$10,674,929
Liabilities and stockholders’ equity:
Long-term debt - unaffiliated(2)	$2,279,663	$2,277,421
Long-term debt - affiliated(3)	500,000	500,000
Other liabilities	1,295,051	874,056
Stockholders’ equity	6,135,381	7,023,452
Total liabilities and stockholders’ equity	$10,210,095	$10,674,929
CONDENSED STATEMENTS OF INCOME
Interest / dividend income(4)	$321,645	$521,623	$275,215
Investment related gains (losses), net	(324)	4,936	1,714
Operating expenses	(13,652)	(10,751)	(21,164)
Interest expense	(176,364)	(131,852)	(162,212)
Income (loss) before income tax and undistributed earnings of subsidiaries	131,305	383,956	93,553
Income tax expense (benefit)	(19,465)	(22,008)	33,850
Net income (loss) before undistributed earnings of subsidiaries	150,770	405,964	59,703
Equity in undistributed earnings of subsidiaries	351,396	278,083	359,134
Net income	502,166	684,047	418,837
Other comprehensive income	44,073	36,876	21,033
Total comprehensive income	$546,239	$720,923	$439,870
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

(1)
To conform with new presentation, debt issuance costs of $16.6 million previously reported by RGA as other assets in the condensed balance sheet as of December 31, 2014, is now reported by RGA with long-term debt - unaffiliated in accordance with the adoption of the accounting standard update "Simplifying the Presentation of Debt Issuance Costs"

(2)	Long-term debt - unaffiliated consists of the following:

	2015	2014
$400 million Variable Rate Junior Subordinated Debentures due 2065	$398,663	$398,660
$400 million 6.20% Subordinated Debentures due 2042	400,000	400,000
$400 million 4.70% Senior Notes due 2023	398,835	398,684
$400 million 5.00% Senior Notes due 2021	398,803	398,583
$400 million 6.45% Senior Notes due 2019	399,737	399,669
$300 million 5.625% Senior Notes due 2017	299,671	299,397
Subtotal	2,295,709	2,294,993
Unamortized debt issue costs	(16,046)	(17,572)
Total	$2,279,663	$2,277,421
Repayments of long-term debt—unaffiliated due over the next five years total $300,000 in 2017 and $400,000 in 2019.

(3)	Long-term debt—affiliated in 2015 and 2014 and consists of $500,000 of subordinated debt issued to various operating subsidiaries.

(4)	Interest/Dividend income includes $196,445, $423,323 and $175,000 of cash dividends received from consolidated subsidiaries in 2015, 2014 and 2013, respectively.

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT (continued)
December 31,
(dollars in thousands)

	2015	2014	2013
CONDENSED STATEMENTS OF CASH FLOWS
Operating activities:
Net income	$502,166	$684,047	$418,837
Equity in earnings of subsidiaries	(351,396)	(278,083)	(359,134)
Other, net	486,159	(171,299)	162,586
Net cash provided by operating activities	$636,929	$234,665	$222,289
Investing activities:
Sales of fixed maturity securities available-for-sale	$100,734	$132,732	$176,062
Purchases of fixed maturity securities available-for-sale	(52,698)	(105,535)	(103,566)
Repayments/issuances of loans to subsidiaries	(10,000)	41,751	(76,751)
Purchase of a business, net of cash acquired of $529, $0 and $9,709	(3,701)	—	(2,805)
Change in short-term investments	(102,508)	96,967	(96,967)
Change in other invested assets	(7,542)	126,397	(79,023)
Capital contributions to subsidiaries	(103,832)	(222,760)	(144,459)
Net cash (used in) provided by investing activities	(179,547)	69,552	(327,509)
Financing activities:
Dividends to stockholders	(93,381)	(87,256)	(77,642)
Purchases of treasury stock	(384,519)	(201,525)	(269,204)
Exercise of stock options, net	11,151	9,246	28,390
Proceeds from unaffiliated long-term debt issuance	—	—	398,533
Debt issuance costs	—	—	(3,400)
Net cash (used in) provided by financing activities	(466,749)	(279,535)	76,677
Net change in cash and cash equivalents	(9,367)	24,682	(28,543)
Cash and cash equivalents at beginning of year	48,819	24,137	52,680
Cash and cash equivalents at end of year	$39,452	$48,819	$24,137
Supplementary information:
Cash paid for interest	$165,775	$161,499	$141,615
Cash paid for income taxes, net of refunds	$(120,680)	$87	$82,000

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION
(dollars in thousands)

	As of December 31,
	Deferred Policy Acquisition Costs	Future Policy Benefits and Interest-Sensitive Contract Liabilities	Other Policy Claims and Benefits Payable
2015
U.S. and Latin America operations:
Traditional operations	$1,807,407	$10,593,424	$1,681,130
Non-Traditional operations	691,944	12,882,145	16,430
Canada operations:
Traditional operations	197,243	2,498,385	160,478
Non-Traditional operations	—	26,547	2,829
Europe, Middle East and Africa operations:
Traditional operations	236,194	1,104,771	754,573
Non-Traditional operations	—	3,994,702	35,801
Asia Pacific operations:
Traditional operations	457,372	1,115,987	1,420,248
Non-Traditional operations	2,277	758,301	14,634
Corporate and Other	—	301,862	8,517
Total	$3,392,437	$33,276,124	$4,094,640

2014
U.S. and Latin America operations:
Traditional operations	$1,688,827	$8,440,882	$1,459,444
Non-Traditional operations	690,698	10,915,471	14,656
Canada operations:
Traditional operations	237,295	2,825,938	208,246
Non-Traditional operations	—	35,114	1,497
Europe, Middle East and Africa operations:
Traditional operations	272,016	1,052,702	749,965
Non-Traditional operations	—	1,919,644	34,456
Asia Pacific operations:
Traditional operations	451,261	1,073,476	1,330,251
Non-Traditional operations	2,478	505,300	13,999
Corporate and Other	—	299,607	11,555
Total	$3,342,575	$27,068,134	$3,824,069

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION (continued)
(dollars in thousands)

	Year ended December 31,
	Premium Income	Net Investment Income	Policyholder Benefits and Interest Credited	Amortization of DAC(1)	Other Operating Expenses
2015
U.S. and Latin America operations:
Traditional operations	$4,806,706	$636,779	$4,444,196	$131,439	$653,620
Non-Traditional operations	22,177	566,180	310,464	40,416	85,022
Canada operations:
Traditional operations	838,894	182,621	670,477	11,299	217,061
Non-Traditional operations	37,969	1,436	29,251	—	1,881
Europe, Middle East and Africa operations:
Traditional operations	1,121,540	51,370	979,225	39,164	123,943
Non-Traditional operations	171,830	73,432	161,917	—	16,304
Asia Pacific operations:
Traditional operations	1,551,586	80,549	1,208,984	7,373	316,346
Non-Traditional operations	19,474	18,678	20,766	185	16,011
Corporate and Other	565	123,450	1,066	—	186,973
Total	$8,570,741	$1,734,495	$7,826,346	$229,876	$1,617,161
2014
U.S. and Latin America operations:
Traditional operations	$4,725,505	$552,805	$4,181,492	$467,067	$283,064
Non-Traditional operations	20,079	644,285	402,387	203,605	105,207
Canada operations:
Traditional operations	953,389	193,610	784,470	190,164	83,446
Non-Traditional operations	21,192	2,595	20,116	—	1,969
Europe, Middle East and Africa operations:
Traditional operations	1,157,407	52,086	1,013,331	43,549	117,864
Non-Traditional operations	216,562	55,043	204,110	—	17,351
Asia Pacific operations:
Traditional operations	1,540,910	84,489	1,208,611	74,571	312,652
Non-Traditional operations	34,030	17,972	42,351	409	15,829
Corporate and Other	780	110,806	804	—	121,242
Total	$8,669,854	$1,713,691	$7,857,672	$979,365	$1,058,624
2013
U.S. and Latin America operations:
Traditional operations	$4,563,490	$543,824	$4,016,453	$471,726	$250,175
Non-Traditional operations	22,521	721,282	443,393	185,396	88,380
Canada operations:
Traditional operations	939,013	201,986	737,028	178,566	81,581
Non-Traditional operations	23,298	2,865	21,537	—	1,988
Europe, Middle East and Africa operations:
Traditional operations	1,069,375	49,212	956,424	40,780	101,044
Non-Traditional operations	151,368	2,822	116,537	—	15,674
Asia Pacific operations:
Traditional operations	1,434,832	77,407	1,430,140	36,116	297,303
Non-Traditional operations	50,373	16,923	58,527	219	14,986
Corporate and Other	(243)	83,544	807	—	138,319
Total	$8,254,027	$1,699,865	$7,780,846	$912,803	$989,450

(1)
During 2015, the Company enhanced its process to track certain DAC components in a more refined manner, See Note 8 - “Deferred Policy Acquisition Costs” in the Notes to Consolidated Financial Statements for additional information.

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE IV—REINSURANCE
(in millions)

	As of or for the Year ended December 31,
	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amounts	Percentage of Amount Assumed to Net
2015
Life insurance in force	$1,686	$222,388	$2,995,079	$2,774,377	108.0%
Premiums
U.S. and Latin America operations:
Traditional operations	$29.4	$607.0	$5,384.3	$4,806.7	112.0%
Non-Traditional operations	2.9	38.8	58.1	22.2	261.7
Canada operations:
Traditional operations	—	42.3	881.2	838.9	105.0
Non-Traditional operations	—	—	38.0	38.0	100.0
Europe, Middle East and Africa operations:
Traditional operations	10.7	25.5	1,136.3	1,121.5	101.3
Non-Traditional operations	0.1	89.1	260.8	171.8	151.8
Asia Pacific operations:
Traditional operations	—	41.0	1,592.6	1,551.6	102.6
Non-Traditional operations	—	—	19.5	19.5	100.0
Corporate and Other	—	—	0.5	0.5	100.0
Total	$43.1	$843.7	$9,371.3	$8,570.7	109.3
2014
Life insurance in force	$78	$230,544	$2,943,517	$2,713,051	108.5%
Premiums
U.S. and Latin America operations:
Traditional operations	$9.6	$287.8	$5,003.7	$4,725.5	105.9%
Non-Traditional operations	—	39.4	59.5	20.1	296.0
Canada operations:
Traditional operations	—	49.6	1,002.9	953.3	105.2
Non-Traditional operations	—	—	21.3	21.3	100.0
Europe, Middle East and Africa operations:
Traditional operations	9.8	30.4	1,178.0	1,157.4	101.8
Non-Traditional operations	—	—	216.6	216.6	100.0
Asia Pacific operations:
Traditional operations	—	40.7	1,581.6	1,540.9	102.6
Non-Traditional operations	—	—	34.0	34.0	100.0
Corporate and Other	—	—	0.8	0.8	100.0
Total	$19.4	$447.9	$9,098.4	$8,669.9	104.9
2013
Life insurance in force	$77	$36,830	$2,889,804	$2,853,051	101.3%
Premiums
U.S. and Latin America operations:
Traditional operations	$5.2	$146.2	$4,704.4	$4,563.4	103.1%
Non-Traditional operations	—	44.7	67.2	22.5	298.7
Canada operations:
Traditional operations	—	54.2	993.2	939.0	105.8
Non-Traditional operations	—	—	23.3	23.3	100.0
Europe, Middle East and Africa operations:
Traditional operations	—	25.8	1,095.2	1,069.4	102.4
Non-Traditional operations	—	—	151.4	151.4	100.0
Asia Pacific operations:
Traditional operations	—	48.5	1,483.3	1,434.8	103.4
Non-Traditional operations	—	—	50.4	50.4	100.0
Corporate and Other	—	—	(0.2)	(0.2)	100.0
Total	$5.2	$319.4	$8,568.2	$8,254.0	103.8

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE V—VALUATION AND QUALIFYING ACCOUNTS
(in millions)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
2015
Valuation allowance for deferred income taxes	$112.0	$23.7	$(8.6)	$—	$127.1
Valuation allowance for mortgage loans	6.5	0.3	—	—	6.8
2014
Valuation allowance for deferred income taxes	$102.2	$15.9	$(6.1)	$—	$112.0
Valuation allowance for mortgage loans	10.1	(0.9)	—	2.7	6.5
2013
Valuation allowance for deferred income taxes	$10.1	$23.5	$68.6	$—	$102.2
Valuation allowance for mortgage loans	11.6	1.9	—	3.4	10.1

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Reinsurance Group of America, Incorporated.

By:	/s/ A. Greig Woodring
A. Greig Woodring
Chief Executive Officer

Date: February 29, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 29, 2016.

Signatures			Title

	/s/ J. Cliff Eason	February 29, 2016*	Chairman of the Board and Director
J. Cliff Eason

	/s/ A. Greig Woodring	February 29, 2016	Chief Executive Officer and Director
	A. Greig Woodring		(Principal Executive Officer)

	/s/ William J. Bartlett	February 29, 2016*	Director
William J. Bartlett

	/s/ Arnoud W.A. Boot	February 29, 2016*	Director
Arnoud W.A. Boot

	/s/ John F. Danahy	February 29, 2016*	Director
John F. Danahy

	/s/ Christine R. Detrick	February 29, 2016*	Director
Christine R. Detrick

	/s/ Alan C. Henderson	February 29, 2016*	Director
Alan C. Henderson

	/s/ Anna Manning	February 29, 2016*	Director
Anna Manning

	/s/ Joyce A. Phillips	February 29, 2016*	Director
Joyce A. Phillips

	/s/ Frederick J. Sievert	February 29, 2016*	Director
Frederick J. Sievert

	/s/ Stanley B. Tulin	February 29, 2016*	Director
Stanley B. Tulin

	/s/ Jack B. Lay	February 29, 2016	Senior Executive Vice President and Chief
	Jack B. Lay		Financial Officer (Principal Financial
and Accounting Officer)

*	By: /s/ Jack B. Lay	February 29, 2016
Jack B. Lay Attorney-in-fact

Index to Exhibits

Exhibit Number	Description

2.1
Reinsurance Agreement, dated as of December 31, 1992 between General American Life Insurance Company (“General American”) and General American Life Reinsurance Company of Canada (“RGA Canada”), incorporated by reference to Exhibit 2.1 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993 (“Amendment No. 1 to the Original S-1”)

2.2
Retrocession Agreement, dated as of July 1, 1990 between General American and The National Reinsurance Company of Canada, as amended between RGA Canada and General American on December 31, 1992, incorporated by reference to Exhibit 2.2 to Amendment No. 1 to the Original S-1

2.3
Reinsurance Agreement, dated as of January 1, 1993 between RGA Reinsurance Company (formerly “Saint Louis Reinsurance Company”) and General American, incorporated by reference to Exhibit 2.3 to Amendment No. 1 to the Original S-1

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on November 25, 2008 (File No. 1-11848)

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on July 18, 2014 (File No. 1-11848)

4.1	Form of stock certificate for RGA’s common stock, incorporated by reference to Exhibit 4 to RGA’s Registration Statement on Form 8-A filed on November 17, 2008

4.2
Form of Senior Indenture between RGA and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 (File Nos. 333-55304), filed on February 9, 2001, as amended (the “Original S-3”)

4.3
Second Supplemental Senior Indenture, dated as of March 9, 2007, between RGA and The Bank of New York Trust Company, N.A., as successor trustee to The Bank of New York, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on March 12, 2007 (File No. 1-11848)

4.4
Third Supplemental Senior Indenture, dated as of November 6, 2009, between RGA and The Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on November 9, 2009 (File No. 1-11848)

4.5
Fourth Supplemental Senior Indenture, dated as of May 27, 2011, between RGA and The Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on May 31, 2011 (File No. 1-11848)

4.6
Indenture, dated as of August 21, 2012, between RGA and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on August 21, 2012 (File No. 1-11848)

4.7
First Supplemental Indenture, dated as of August 21, 2012, between RGA and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on August 21, 2012 (File No. 1-11848)

4.8
Second Supplemental Indenture, dated as of September 24, 2013, between RGA and The Bank of New York Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on September 24, 2013 (File No. 1-11848)

4.9	Form of Junior Subordinated Indenture between RGA and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.3 of the Original S-3

4.10
Form of Second Supplemental Junior Subordinated Indenture between RGA and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on December 9, 2005 (File No. 1-11848)

10.1	Standard Form of General American Automatic Agreement, incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Original S-1

10.2	Standard Form of General American Facultative Agreement, incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Original S-1

10.3	Standard Form of General American Automatic and Facultative YRT Agreement, incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Original S-1

10.4
Credit Agreement, dated as of September 25, 2014, among RGA, the lenders named therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Bank of America, N.A., U.S. Bank National Association and Wells Fargo Bank, National Association as Joint Syndication Agents and Barclays Bank PLC, HSBC Bank USA, National Association, KeyBank National Association, Mizuho Bank, Ltd., Royal Bank of Canada, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and UBS AG, Stamford Branch as Co-Documentation Agents, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 29, 2014 (File No. 1-11848)

10.5
RGA Annual Bonus Plan, effective May 21, 2008, as amended and restated, incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (file No. 1-11848), filed on March 1, 2013*

10.6	RGA Reinsurance Company Management Deferred Compensation Plan (ended January 1, 1995), incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Original S-1*

10.7	RGA Reinsurance Company Executive Deferred Compensation Plan (ended January 1, 1995), incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Original S-1*

10.8	RGA Reinsurance Company Executive Supplemental Retirement Plan (ended January 1, 1995), incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Original S-1*

10.9	RGA Reinsurance Company Augmented Benefit Plan (ended January 1, 1995), incorporated by reference to Exhibit 10.21 to Amendment No. 1 to the Original S-1*

10.10
RGA Flexible Stock Plan as amended and restated effective July 1, 1998 and as further amended by Amendment on March 16, 2000, Second Amendment on May 28, 2003, Third Amendment on May 26, 2004, Fourth Amendment on May 23, 2007, Fifth Amendment on May 21, 2008, Sixth Amendment on May 8, 2011, Seventh Amendment on May 18, 2011, and Eighth Amendment on May 15, 2013, incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended June 30, 2013 (File No. 1-11848), filed on August 5, 2013*

10.11	Form of RGA Flexible Stock Plan Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 10, 2004 (File No. 1-11848)*

10.12
Form of RGA Flexible Stock Plan Performance Contingent Share Agreement, incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended March 31, 2012 (File No. 1-11848), filed on May 7, 2012*

10.13	Form of Flexible Stock Plan Stock Appreciation Right Award Agreement, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 25, 2011 (File No. 1-11848)*

10.14
Form of Flexible Stock Plan Stock Appreciation Right Award Agreement, incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended March 31, 2012 (File No. 1-11848), filed on May 7, 2012*

10.15
RGA Flexible Stock Plan for Directors, as amended and restated effective May 28, 2003, incorporated by reference to Proxy Statement on Schedule 14A for the annual meeting of shareholders on May 28, 2003, filed on April 10, 2003*

10.16
RGA Phantom Stock Plan for Directors, as amended effective January 1, 2003, incorporated by reference to Proxy Statement on Schedule 14A for the annual meeting of shareholders on May 28, 2003, filed on April 10, 2003*

10.17
RGA Phantom Stock Plan for Directors, as amended and restated effective January 1, 2016, incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended September 30, 2015 (File No. 1-11848), filed on November 4, 2015*

10.18	Offer Letter, dated October 29, 2015, between RGA and Anna Manning, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 24, 2015 (File No. 1-11848)*

10.19
Form of Stock Appreciation Right Award Agreement, effective December 1, 2015, between RGA and Anna Manning, incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on November 24, 2015 (File No. 1-11848)*

10.20
Form of Stock Appreciation Right Award Agreement, effective December 1, 2015, between RGA and Alain Néemeh, incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on November 24, 2015 (File No. 1-11848)*

10.21
Form of Restricted Share Unit Agreement, effective December 1, 2015, between the Company and Donna Kinnaird, incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on November 24, 2015 (File No. 1-11848)*

10.22
Confidential Separation Agreement and General Release, dated December 16, 2015, between Paul Schuster and RGA Reinsurance Company, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 22, 2015 (File No. 1-11848)*

10.23	Directors’ Compensation Summary Sheet*

10.24
Form of Directors’ Indemnification Agreement, incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-11848), filed on February 28, 2011*

12.1	Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of RGA

23.1	Consent of Deloitte & Touche LLP

24.1	Powers of Attorney for Messrs. Bartlett, Boot, Danahy, Eason, Henderson, Sievert and Tulin and Mses. Detrick, Manning and Phillips

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
* Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15 of this Report.