Form 10-Q
period 2016-03-31
REINSURANCE GROUP OF AMERICA INC
filed 2016-05-05
CIK 898174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Yes ☐  No ☒
As of April 30, 2016, 64,066,676 shares of the registrant’s common stock were outstanding.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2016	December 31, 2015
	(Dollars in thousands, except share data)
Assets
Fixed maturity securities:
Available-for-sale at fair value (amortized cost of $29,035,274 and $28,322,977)	$31,148,714	$29,642,905
Mortgage loans on real estate (net of allowances of $6,824 and $6,813)	3,292,496	3,129,951
Policy loans	1,451,857	1,468,796
Funds withheld at interest	5,797,183	5,880,203
Short-term investments	431,535	558,284
Other invested assets	1,368,544	1,298,120
Total investments	43,490,329	41,978,259
Cash and cash equivalents	1,502,082	1,525,275
Accrued investment income	364,432	339,452
Premiums receivable and other reinsurance balances	1,886,293	1,797,504
Reinsurance ceded receivables	688,491	637,859
Deferred policy acquisition costs	3,490,509	3,392,437
Other assets	764,488	712,366
Total assets	$52,186,624	$50,383,152
Liabilities and Stockholders’ Equity
Future policy benefits	$19,811,921	$19,612,251
Interest-sensitive contract liabilities	14,087,081	13,663,873
Other policy claims and benefits	4,384,072	4,094,640
Other reinsurance balances	397,375	296,899
Deferred income taxes	2,483,584	2,218,328
Other liabilities	1,106,531	1,165,071
Short-term debt	299,739	—
Long-term debt	1,997,970	2,297,548
Collateral finance and securitization notes	899,482	899,161
Total liabilities	45,467,755	44,247,771
Commitments and contingent liabilities (See Note 8)
Stockholders’ Equity:
Preferred stock - par value $.01 per share, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock - par value $.01 per share, 140,000,000 shares authorized, 79,137,758 shares issued at March 31, 2016 and December 31, 2015	791	791
Additional paid-in-capital	1,827,646	1,816,142
Retained earnings	4,668,588	4,620,303
Treasury stock, at cost - 15,072,348 and 13,933,232 shares	(1,108,539)	(1,010,139)
Accumulated other comprehensive income	1,330,383	708,284
Total stockholders’ equity	6,718,869	6,135,381
Total liabilities and stockholders’ equity	$52,186,624	$50,383,152
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,
	2016	2015
Revenues:	(Dollars in thousands, except per share data)
Net premiums	$2,157,005	$2,023,852
Investment income, net of related expenses	417,266	426,891
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(33,817)	(2,527)
Other investment related gains (losses), net	(87,069)	10,110
Total investment related gains (losses), net	(120,886)	7,583
Other revenues	59,183	62,287
Total revenues	2,512,568	2,520,613
Benefits and Expenses:
Claims and other policy benefits	1,886,764	1,775,451
Interest credited	87,905	120,678
Policy acquisition costs and other insurance expenses	233,763	277,043
Other operating expenses	157,424	121,618
Interest expense	32,807	35,627
Collateral finance and securitization expense	6,325	6,071
Total benefits and expenses	2,404,988	2,336,488
Income before income taxes	107,580	184,125
Provision for income taxes	31,108	59,011
Net income	$76,472	$125,114
Earnings per share:
Basic earnings per share	$1.18	$1.84
Diluted earnings per share	$1.17	$1.81
Dividends declared per share	$0.37	$0.33
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
	2016	2015
Comprehensive income	(Dollars in thousands)
Net income	$76,472	$125,114
Other comprehensive income, net of tax:
Foreign currency translation adjustments	77,733	(117,771)
Net unrealized investment gains	547,225	343,924
Defined benefit pension and postretirement plan adjustments	(2,859)	954
Total other comprehensive income, net of tax	622,099	227,107
Total comprehensive income	$698,571	$352,221
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2016	2015
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$76,472	$125,114
Adjustments to reconcile net income to net cash provided by operating activities:
Change in operating assets and liabilities:
Accrued investment income	(24,379)	(28,443)
Premiums receivable and other reinsurance balances	(51,778)	(19,816)
Deferred policy acquisition costs	(79,468)	2,380
Reinsurance ceded receivable balances	(68,918)	(64,299)
Future policy benefits, other policy claims and benefits, and other reinsurance balances	375,670	251,570
Deferred income taxes	23,406	13,144
Other assets and other liabilities, net	(18,513)	5,973
Amortization of net investment premiums, discounts and other	(15,782)	(21,666)
Investment related (gains) losses, net	120,886	(7,583)
Other, net	30,976	59,837
Net cash provided by operating activities	368,572	316,211
Cash Flows from Investing Activities:
Sales of fixed maturity securities available-for-sale	977,314	639,676
Maturities of fixed maturity securities available-for-sale	116,644	94,994
Principal payments on mortgage loans on real estate	141,228	69,322
Principal payments on policy loans	16,939	200
Purchases of fixed maturity securities available-for-sale	(1,768,881)	(1,000,335)
Cash invested in mortgage loans on real estate	(305,252)	(272,287)
Cash invested in policy loans	—	(1)
Cash invested in funds withheld at interest	(4,980)	(32,196)
Purchases of property and equipment	—	(21,504)
Change in short-term investments	124,653	4,325
Change in other invested assets	(7,262)	14,092
Net cash used in investing activities	(709,597)	(503,714)
Cash Flows from Financing Activities:
Dividends to stockholders	(24,019)	(22,669)
Repayment of collateral finance and securitization notes	(6,877)	(7,367)
Debt issuance costs	—	(1,184)
Principal payments of long-term debt	(610)	(586)
Purchases of treasury stock	(105,803)	(214,665)
Exercise of stock options, net	3,239	5,759
Change in cash collateral for derivative positions and other arrangements	40,392	31,109
Deposits on universal life and other investment type policies and contracts	432,684	66,329
Withdrawals on universal life and other investment type policies and contracts	(41,613)	(196,623)
Net cash provided in (used in) financing activities	297,393	(339,897)
Effect of exchange rate changes on cash	20,439	(35,090)
Change in cash and cash equivalents	(23,193)	(562,490)
Cash and cash equivalents, beginning of period	1,525,275	1,645,669
Cash and cash equivalents, end of period	$1,502,082	$1,083,179
Supplemental disclosures of cash flow information:
Interest paid	$29,112	$29,849
Income taxes paid, net of refunds	$12,322	$(58,864)
Non-cash transactions:
Transfer of invested assets	$689	$118
Accrual for capitalized assets	$—	$4,514
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Business and Basis of Presentation
Reinsurance Group of America, Incorporated (“RGA”) is an insurance holding company that was formed on December 31, 1992. The accompanying unaudited condensed consolidated financial statements of RGA and its subsidiaries (collectively, the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments necessary for a fair presentation have been included. Results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These unaudited condensed consolidated financial statements include the accounts of RGA and its subsidiaries, and all intercompany accounts and transactions have been eliminated. These condensed consolidated statements should be read in conjunction with the Company’s 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 29, 2016 (the "2015 Annual Report").

2.	Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share on net income (in thousands, except per share information):

	Three months ended March 31,
	2016	2015
Earnings:
Net income (numerator for basic and diluted calculations)	$76,472	$125,114
Shares:
Weighted average outstanding shares (denominator for basic calculation)	64,568	68,141
Equivalent shares from outstanding stock options	649	801
Denominator for diluted calculation	65,217	68,942
Earnings per share:
Basic	$1.18	$1.84
Diluted	$1.17	$1.81
The calculation of common equivalent shares does not include the impact of options having a strike or conversion price that exceeds the average stock price for the earnings period, as the result would be antidilutive. The calculation of common equivalent shares also excludes the impact of outstanding performance contingent shares, as the conditions necessary for their issuance have not been satisfied as of the end of the reporting period. For the three months ended March 31, 2016, 0.8 million stock options and approximately 0.9 million performance contingent shares were excluded from the calculation. For the three months ended March 31, 2015, approximately 0.3 million stock options and approximately 0.7 million performance contingent shares were excluded from the calculation. Year-to-date amounts for equivalent shares from outstanding stock options and performance contingent shares are the weighted average of the individual quarterly amounts.

3.	Equity
Common stock
The changes in number of common stock shares, issued, held in treasury and outstanding are as follows for the periods indicated:

	Issued	Held In Treasury	Outstanding
Balance, December 31, 2015	79,137,758	13,933,232	65,204,526
Common stock acquired	—	1,232,684	(1,232,684)
Stock-based compensation (1)	—	(93,568)	93,568
Balance, March 31, 2016	79,137,758	15,072,348	64,065,410

	Issued	Held In Treasury	Outstanding
Balance, December 31, 2014	79,137,758	10,364,797	68,772,961
Common stock acquired	—	2,538,718	(2,538,718)
Stock-based compensation (1)	—	(204,316)	204,316
Balance, March 31, 2015	79,137,758	12,699,199	66,438,559

(1)	Represents net shares issued from treasury pursuant to the Company's equity-based compensation programs.
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
On January 21, 2016, RGA's board of directors authorized a share repurchase program for up to $400.0 million of RGA's outstanding common stock. The authorization was effective immediately and does not have an expiration date. In connection with this new authorization, the board of directors terminated the stock repurchase authority granted in 2015. During the first quarter of 2016, RGA repurchased 1.2 million shares of common stock under this program for $105.1 million.
Accumulated other comprehensive income (loss)
The balance of and changes in each component of accumulated other comprehensive income (loss) (“AOCI”) for the three months ended March 31, 2016 and 2015 are as follows (dollars in thousands):

	Accumulated Other Comprehensive Income (Loss), Net of Income Tax
	Accumulated Currency Translation Adjustments	Unrealized Appreciation (Depreciation) of Investments(1)	Pension and Postretirement Benefits	Total
Balance, December 31, 2015	$(181,151)	$935,697	$(46,262)	$708,284
Other comprehensive income before reclassifications	72,695	781,293	(5,932)	848,056
Amounts reclassified to (from) AOCI	—	10,237	1,551	11,788
Deferred income tax benefit (expense)	5,038	(244,305)	1,522	(237,745)
Balance, March 31, 2016	$(103,418)	$1,482,922	$(49,121)	$1,330,383

	Accumulated Other Comprehensive Income (Loss), Net of Income Tax
	Accumulated Currency Translation Adjustments	Unrealized Appreciation (Depreciation) of Investments(1)	Pension and Postretirement Benefits	Total
Balance, December 31, 2014	$81,847	$1,624,773	$(49,491)	$1,657,129
Other comprehensive income before reclassifications	(103,285)	494,294	617	391,626
Amounts reclassified to (from) AOCI	—	(8,252)	787	(7,465)
Deferred income tax benefit (expense)	(14,486)	(142,118)	(450)	(157,054)
Balance, March 31, 2015	$(35,924)	$1,968,697	$(48,537)	$1,884,236

(1)
Includes cash flow hedges of $(21,794) and $(29,397) as of March 31, 2016 and December 31, 2015, respectively, and $(30,598) and $(31,591) as of March 31, 2015 and December 31, 2014, respectively. See Note 5 - “Derivative Instruments” for additional information on cash flow hedges.

The following table presents the amounts of AOCI reclassifications for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Amount Reclassified from AOCI
	Three months ended March 31,
Details about AOCI Components	2016	2015	Affected Line Item in Statement of Income
Net unrealized investment gains (losses):
Net unrealized gains (losses) on available-for-sale securities	$(18,291)	$3,079	Investment related gains (losses), net
Cash flow hedges - Interest rate swaps	160	840	(1)
Cash flow hedges - Forward bond purchase commitments	788	—	(1)
Deferred policy acquisition costs attributed to unrealized gains and losses	7,106	4,333	(2)
Total	(10,237)	8,252
Provision for income taxes	4,649	(860)
Net unrealized gains (losses), net of tax	$(5,588)	$7,392
Amortization of defined benefit plan items:
Prior service cost	$(78)	$(83)	(3)
Actuarial gains/(losses)	(1,473)	(704)	(3)
Total	(1,551)	(787)
Provision for income taxes	543	275
Amortization of defined benefit plans, net of tax	$(1,008)	$(512)

Total reclassifications for the period	$(6,596)	$6,880

(1)	See Note 5 - "Derivative Instruments" for additional information on cash flow hedges.

(2)	This AOCI component is included in the computation of the deferred policy acquisition cost. See Note 8 – “Deferred Policy Acquisition Costs” of the 2015 Annual Report for additional details.

(3)	This AOCI component is included in the computation of the net periodic pension cost. See Note 10 – “Employee Benefit Plans” for additional details.

4.	Investments
Fixed Maturity and Equity Securities Available-for-Sale
The following tables provide information relating to investments in fixed maturity and equity securities by sector as of March 31, 2016 and December 31, 2015 (dollars in thousands):

March 31, 2016:	Amortized	Unrealized	Unrealized	Estimated Fair	% of	Other-than- temporary impairments
	Cost	Gains	Losses	Value	Total	in AOCI
Available-for-sale:
Corporate securities	$17,926,454	$872,226	$286,632	$18,512,048	59.5%	$—
Canadian and Canadian provincial governments	2,611,654	1,269,576	113	3,881,117	12.5	—
Residential mortgage-backed securities	1,330,894	61,124	11,121	1,380,897	4.4	(300)
Asset-backed securities	1,319,616	10,462	40,697	1,289,381	4.1	354
Commercial mortgage-backed securities	1,466,500	47,907	6,224	1,508,183	4.8	(1,609)
U.S. government and agencies	1,469,170	40,859	2,949	1,507,080	4.8	—
State and political subdivisions	506,521	53,761	8,039	552,243	1.8	—
Other foreign government, supranational and foreign government-sponsored enterprises	2,404,465	134,991	21,691	2,517,765	8.1	—
Total fixed maturity securities	$29,035,274	$2,490,906	$377,466	$31,148,714	100.0%	$(1,555)
Non-redeemable preferred stock	$83,427	$2,768	$8,110	$78,085	66.2%
Other equity securities	40,595	150	954	39,791	33.8
Total equity securities	$124,022	$2,918	$9,064	$117,876	100.0%

December 31, 2015:	Amortized	Unrealized	Unrealized	Estimated Fair	% of	Other-than- temporary impairments
	Cost	Gains	Losses	Value	Total	in AOCI
Available-for-sale:
Corporate securities	$17,575,507	$599,718	$467,069	$17,708,156	59.7%	$—
Canadian and Canadian provincial governments	2,469,009	1,110,282	2,532	3,576,759	12.1	—
Residential mortgage-backed securities	1,277,998	45,152	11,673	1,311,477	4.4	(300)
Asset-backed securities	1,219,000	12,052	18,376	1,212,676	4.1	354
Commercial mortgage-backed securities	1,456,848	37,407	11,168	1,483,087	5.0	(1,609)
U.S. government and agencies	1,423,791	15,586	57,718	1,381,659	4.7	—
State and political subdivisions	480,067	40,014	9,067	511,014	1.7	—
Other foreign government, supranational and foreign government-sponsored enterprises	2,420,757	78,964	41,644	2,458,077	8.3	—
Total fixed maturity securities	$28,322,977	$1,939,175	$619,247	$29,642,905	100.0%	$(1,555)
Non-redeemable preferred stock	$85,645	$7,837	$5,962	$87,520	69.5%
Other equity securities	40,584	—	2,242	38,342	30.5
Total equity securities	$126,229	$7,837	$8,204	$125,862	100.0%
The Company enters into various collateral arrangements with counterparties that require both the pledging and acceptance of fixed maturity securities as collateral. Pledged fixed maturity securities are included in fixed maturity securities, available-for-sale in the condensed consolidated balance sheets. Fixed maturity securities received as collateral are held in separate custodial accounts and are not recorded on the Company’s condensed consolidated balance sheets. Subject to certain constraints, the Company is permitted by contract to sell or repledge collateral it receives; however, as of March 31, 2016 and December 31, 2015, none of the collateral received had been sold or repledged. The Company also holds securities in trust to satisfy collateral requirements under certain third-party reinsurance treaties. The following table includes fixed maturity securities pledged and received as collateral and assets in trust held to satisfy collateral requirements under certain third-party reinsurance treaties as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016		December 31, 2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity securities pledged as collateral	$192,718	$204,980	$169,678	$176,782
Fixed maturity securities received as collateral	n/a	261,601	n/a	242,914
Securities held in trust	10,698,579	11,345,193	10,535,729	10,928,393
The Company monitors its concentrations of financial instruments on an ongoing basis and mitigates credit risk by maintaining a diversified investment portfolio which limits exposure to any one issuer. The Company’s exposure to concentrations of credit risk from single issuers greater than 10% of the Company’s stockholders’ equity included securities of the U.S. government and its agencies as well as the securities disclosed below as of March 31, 2016 and December 31, 2015 (dollars in thousands).

	March 31, 2016		December 31, 2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity securities guaranteed or issued by:
Canadian province of Ontario	$892,870	$1,257,794	$864,444	$1,199,080
Canadian province of Quebec	1,013,019	1,702,423	943,484	1,525,903
The amortized cost and estimated fair value of fixed maturity securities classified as available-for-sale at March 31, 2016 are shown by contractual maturity in the table below (dollars in thousands). Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset and mortgage-backed securities are shown separately in the table below, as they are not due at a single maturity date.

	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due in one year or less	$802,218	$809,704
Due after one year through five years	5,606,886	5,828,982
Due after five years through ten years	8,633,420	8,985,775
Due after ten years	9,875,740	11,345,792
Asset and mortgage-backed securities	4,117,010	4,178,461
Total	$29,035,274	$31,148,714
Corporate Fixed Maturity Securities
The tables below show the major industry types of the Company’s corporate fixed maturity holdings as of March 31, 2016 and December 31, 2015 (dollars in thousands):

March 31, 2016:		Estimated
	Amortized Cost	Fair Value	% of Total
Finance	$5,818,427	$6,026,229	32.6%
Industrial	10,147,913	10,396,101	56.1
Utility	1,960,114	2,089,718	11.3
Total	$17,926,454	$18,512,048	100.0%

December 31, 2015:		Estimated
	Amortized Cost	Fair Value	% of Total
Finance	$5,408,791	$5,555,044	31.4%
Industrial	10,211,426	10,129,917	57.2
Utility	1,955,290	2,023,195	11.4
Total	$17,575,507	$17,708,156	100.0%
Other-Than-Temporary Impairments - Fixed Maturity and Equity Securities
As discussed in Note 2 – “Summary of Significant Accounting Policies” of the 2015 Annual Report, a portion of certain other-than-temporary impairment (“OTTI”) losses on fixed maturity securities is recognized in AOCI. For these securities, the net amount recognized in the condensed consolidated statements of income (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in AOCI. The amount of pre-tax credit loss impairments on fixed maturity securities held by the Company, for which a portion of the OTTI loss was recognized in AOCI, was $7.3 million as of March 31, 2016 and 2015. There were no changes in these amounts from their respective prior-year ending balances.
Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale
The following table presents the total gross unrealized losses for the 1,450 and 2,080 fixed maturity and equity securities as of March 31, 2016 and December 31, 2015, respectively, where the estimated fair value had declined and remained below amortized cost by the indicated amount (dollars in thousands):

	March 31, 2016		December 31, 2015
	Gross Unrealized Losses	% of Total	Gross Unrealized Losses	% of Total
Less than 20%	$275,128	71.2%	$463,109	73.8%
20% or more for less than six months	69,739	18.0	142,495	22.7
20% or more for six months or greater	41,663	10.8	21,847	3.5
Total	$386,530	100.0%	$627,451	100.0%

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
The following tables present the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for 1,450 and 2,080 fixed maturity and equity securities that have estimated fair values below amortized cost as of March 31, 2016 and December 31, 2015, respectively (dollars in thousands). These investments are presented by class and grade of security, as well as the length of time the related fair value has remained below amortized cost.

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
March 31, 2016:	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
Corporate securities	$2,082,050	$79,986	$1,557,209	$112,210	$3,639,259	$192,196
Canadian and Canadian provincial governments	49,560	113	—	—	49,560	113
Residential mortgage-backed securities	217,618	5,773	104,341	4,456	321,959	10,229
Asset-backed securities	629,257	25,390	237,331	12,243	866,588	37,633
Commercial mortgage-backed securities	256,118	3,936	52,341	1,995	308,459	5,931
U.S. government and agencies	129,048	801	70,288	2,148	199,336	2,949
State and political subdivisions	14,632	510	55,295	7,529	69,927	8,039
Other foreign government, supranational and foreign government-sponsored enterprises	107,785	3,274	115,085	5,922	222,870	9,196
Total investment grade securities	3,486,068	119,783	2,191,890	146,503	5,677,958	266,286
Below investment grade securities:
Corporate securities	573,014	65,766	137,674	28,670	710,688	94,436
Residential mortgage-backed securities	22,774	411	10,445	481	33,219	892
Asset-backed securities	6,506	1,368	8,818	1,696	15,324	3,064
Commercial mortgage-backed securities	—	—	3,207	293	3,207	293
Other foreign government, supranational and foreign government-sponsored enterprises	36,134	2,482	58,897	10,013	95,031	12,495
Total below investment grade securities	638,428	70,027	219,041	41,153	857,469	111,180
Total fixed maturity securities	$4,124,496	$189,810	$2,410,931	$187,656	$6,535,427	$377,466
Non-redeemable preferred stock	$15,334	$356	$22,821	$7,754	$38,155	$8,110
Other equity securities	13,263	702	11,649	252	24,912	954
Total equity securities	$28,597	$1,058	$34,470	$8,006	$63,067	$9,064

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
December 31, 2015:	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
Corporate securities	$6,388,148	$323,961	$294,755	$40,861	$6,682,903	$364,822
Canadian and Canadian provincial governments	122,746	2,532	—	—	122,746	2,532
Residential mortgage-backed securities	452,297	7,036	82,314	4,057	534,611	11,093
Asset-backed securities	581,701	9,825	199,298	7,100	780,999	16,925
Commercial mortgage-backed securities	514,877	9,806	31,177	997	546,054	10,803
U.S. government and agencies	1,010,387	57,718	—	—	1,010,387	57,718
State and political subdivisions	157,837	5,349	13,016	3,718	170,853	9,067
Other foreign government, supranational and foreign government-sponsored enterprises	702,962	18,279	38,379	4,206	741,341	22,485
Total investment grade securities	9,930,955	434,506	658,939	60,939	10,589,894	495,445
Below investment grade securities:
Corporate securities	554,688	71,171	114,427	31,076	669,115	102,247
Residential mortgage-backed securities	22,646	282	7,679	298	30,325	580
Asset-backed securities	6,772	201	9,335	1,250	16,107	1,451
Commercial mortgage-backed securities	3,253	248	767	117	4,020	365
Other foreign government, supranational and foreign government-sponsored enterprises	60,668	7,356	31,693	11,803	92,361	19,159
Total below investment grade securities	648,027	79,258	163,901	44,544	811,928	123,802
Total fixed maturity securities	$10,578,982	$513,764	$822,840	$105,483	$11,401,822	$619,247
Non-redeemable preferred stock	$12,331	$2,175	$12,191	$3,787	$24,522	$5,962
Other equity securities	38,327	2,242	—	—	38,327	2,242
Total equity securities	$50,658	$4,417	$12,191	$3,787	$62,849	$8,204
The Company has no intention to sell, nor does it expect to be required to sell, the securities outlined in the table above, as of the dates indicated. However, unforeseen facts and circumstances may cause the Company to sell fixed maturity and equity securities in the ordinary course of managing its portfolio to meet certain diversification, credit quality and liquidity guidelines.
Unrealized losses on below investment grade securities as of March 31, 2016 are primarily related to high-yield corporate and other foreign government, supranational and foreign government-sponsored enterprise securities. Unrealized losses decreased across most security types as treasury rates decreased during the first three months of 2016.

Investment Income, Net of Related Expenses
Major categories of investment income, net of related expenses, consist of the following (dollars in thousands):

	Three months ended March 31,
	2016	2015
Fixed maturity securities available-for-sale	$312,414	$269,768
Mortgage loans on real estate	39,792	34,772
Policy loans	16,134	14,040
Funds withheld at interest	55,980	112,260
Short-term investments	975	695
Other invested assets	9,824	12,027
Investment income	435,119	443,562
Investment expense	(17,853)	(16,671)
Investment income, net of related expenses	$417,266	$426,891

Investment Related Gains (Losses), Net
Investment related gains (losses), net consist of the following (dollars in thousands):

	Three months ended March 31,
	2016	2015
Fixed maturity and equity securities available for sale:
Other-than-temporary impairment losses on fixed maturity securities recognized in earnings	$(33,817)	$(2,527)
Gain on investment activity	27,192	19,201
Loss on investment activity	(11,787)	(13,596)
Other impairment losses and change in mortgage loan provision	(2,060)	(4,168)
Derivatives and other, net	(100,414)	8,673
Total investment related gains (losses), net	$(120,886)	$7,583
The fixed maturity impairments for the three months ended March 31, 2016 and 2015 were largely related to high-yield energy and emerging market corporate securities. The fluctuations in investment related gains (losses) for derivatives and other for the three months ended March 31, 2016, compared to the same period in 2015, are primarily due to changes in the fair value of embedded derivatives related to modified coinsurance and funds withheld treaties.
During the three months ended March 31, 2016 and 2015, the Company sold fixed maturity and equity securities with fair values of $242.6 million and $199.6 million at losses of $11.8 million and $13.6 million, respectively. The Company generally does not buy and sell securities on a short-term basis.
Securities Borrowing and Other
The Company participates in securities borrowing programs whereby securities, which are not reflected on the Company’s condensed consolidated balance sheets, are borrowed from third parties. The borrowed securities are used to provide collateral under affiliated reinsurance transactions. The Company is required to maintain a minimum of 100% of the fair value, or par value, under certain programs, of the borrowed securities as collateral. The collateral consists of rights to reinsurance treaty cash flows. If cash flows from the reinsurance treaties are insufficient to maintain the minimum collateral requirement, the Company may substitute cash or securities to meet the requirement. No cash or securities have been pledged by the Company for this purpose.
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
The following table includes the amount of borrowed securities, repurchased securities pledged and repurchased/reverse repurchased securities pledged and received as of March 31, 2016 and December 31, 2015 (dollars in thousands).

	March 31, 2016		December 31, 2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Borrowed securities	$268,800	$282,780	$259,540	$266,297
Repurchase program/reverse repurchase program:
Securities pledged	454,264	479,427	443,435	465,889
Securities received	n/a	479,482	n/a	481,197
The following table presents information on the securities pledged as collateral by the Company related to its repurchase/reverse repurchase program as of March 31, 2016 and December 31, 2015 (dollars in thousands). Collateral associated with certain borrowed securities is not included within the table, as the collateral pledged to each counterparty is the right to reinsurance treaty cash flows.

	March 31, 2016
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Collateral on repurchase program
Corporate securities	$—	$—	$1,445	$157,995	$159,440
Residential mortgage-backed securities	—	—	—	97,398	97,398
U.S. government and agencies	—	—	—	212,081	212,081
Foreign government	—	—	—	3,303	3,303
Other	7,205	—	—	—	7,205
Total borrowings	$7,205	$—	$1,445	$470,777	$479,427

Gross amount of recognized liabilities for repurchase agreement in preceding table					$479,482
Amounts related to agreements not included in offsetting disclosure					$55

	December 31, 2015
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Collateral on repurchase program
Corporate securities	$—	$2,951	$—	$147,324	$150,275
Residential mortgage-backed securities	—	—	—	97,639	97,639
U.S. government and agencies	—	—	—	199,431	199,431
Foreign government	—	—	—	3,358	3,358
Other	15,186	—	—	—	15,186
Total borrowings	$15,186	$2,951	$—	$447,752	$465,889

Gross amount of recognized liabilities for repurchase agreement in preceding table					$481,197
Amounts related to agreements not included in offsetting disclosure					$15,308
Mortgage Loans on Real Estate
Mortgage loans represented approximately 7.6% and 7.5% of the Company’s total investments as of March 31, 2016 and December 31, 2015. The Company makes mortgage loans on income producing properties that are geographically diversified, with the largest concentration being in the state of California, which represented 22.2% and 22.3% of mortgage loans on real estate as of March 31, 2016 and December 31, 2015, respectively. Loan-to-value ratios at the time of loan approval are 75% or less. The distribution of mortgage loans by property type, gross of valuation allowances, is as follows as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016		December 31, 2015
Property type:	Recorded Investment	% of Total	Recorded Investment	% of Total
Office building	$1,044,806	31.7%	$980,858	31.3%
Retail	1,011,124	30.6	1,026,018	32.7
Industrial	656,171	19.9	527,485	16.8
Apartment	399,653	12.1	420,014	13.4
Other commercial	187,566	5.7	182,389	5.8
Total	$3,299,320	100.0%	$3,136,764	100.0%

The maturities of the mortgage loans, gross of valuation allowances, as of March 31, 2016 and December 31, 2015 are as follows (dollars in thousands):

	March 31, 2016		December 31, 2015
	Recorded Investment	% of Total	Recorded Investment	% of Total
Due within five years	$844,192	25.6%	$873,280	27.8%
Due after five years through ten years	1,709,137	51.8	1,561,535	49.8
Due after ten years	745,991	22.6	701,949	22.4
Total	$3,299,320	100.0%	$3,136,764	100.0%
Information regarding the Company’s credit quality indicators, as determined by the Company's internal evaluation methodology for its recorded investment in mortgage loans, gross of valuation allowances, as of March 31, 2016 and December 31, 2015 is as follows (dollars in thousands):

	March 31, 2016		December 31, 2015
Internal credit quality grade:	Recorded Investment	% of Total	Recorded Investment	% of Total
High investment grade	$1,739,464	52.8%	$1,621,601	51.7%
Investment grade	1,449,516	43.9	1,397,996	44.6
Average	86,600	2.6	87,196	2.8
Watch list	13,483	0.4	13,550	0.4
In or near default	10,257	0.3	16,421	0.5
Total	$3,299,320	100.0%	$3,136,764	100.0%
The age analysis of the Company’s past due recorded investment in mortgage loans, gross of valuation allowances, as of March 31, 2016 and December 31, 2015 is as follows (dollars in thousands):

	March 31, 2016	December 31, 2015
31-60 days past due	$1,891	$—
61-90 days past due	—	—
Greater than 90 days	—	—
Total past due	1,891	—
Current	3,297,429	3,136,764
Total	$3,299,320	$3,136,764
The following table presents the recorded investment in mortgage loans, by method of measuring impairment, and the related valuation allowances as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016	December 31, 2015
Mortgage loans:
Individually measured for impairment	$10,257	$16,421
Collectively measured for impairment	3,289,063	3,120,343
Mortgage loans, gross of valuation allowances	3,299,320	3,136,764
Valuation allowances:
Individually measured for impairment	594	588
Collectively measured for impairment	6,230	6,225
Total valuation allowances	6,824	6,813
Mortgage loans, net of valuation allowances	$3,292,496	$3,129,951

Information regarding the Company’s loan valuation allowances for mortgage loans for the three months ended March 31, 2016 and 2015 is as follows (dollars in thousands):

	Three months ended March 31,
	2016	2015
Balance, beginning of period	$6,813	$6,471
Charge-offs, net of recoveries	—	—
Provision (release)	11	(341)
Balance, end of period	$6,824	$6,130
Information regarding the portion of the Company’s mortgage loans that were impaired as of March 31, 2016 and December 31, 2015 is as follows (dollars in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Carrying Value
March 31, 2016:
Impaired mortgage loans with no valuation allowance recorded	$818	$809	$—	$809
Impaired mortgage loans with valuation allowance recorded	9,950	9,448	594	8,854
Total impaired mortgage loans	$10,768	$10,257	$594	$9,663
December 31, 2015:
Impaired mortgage loans with no valuation allowance recorded	$4,033	$4,033	$—	$4,033
Impaired mortgage loans with valuation allowance recorded	12,898	12,388	588	11,800
Total impaired mortgage loans	$16,931	$16,421	$588	$15,833

The Company’s average investment in impaired mortgage loans and the related interest income are reflected in the table below for the periods indicated (dollars in thousands):
	Three months ended March 31,
	2016		2015
	Average Recorded Investment(1)	Interest Income	Average Recorded Investment(1)	Interest Income
Impaired mortgage loans with no valuation allowance recorded	$2,421	$12	$10,290	$106
Impaired mortgage loans with valuation allowance recorded	10,918	144	6,702	155
Total impaired mortgage loans	$13,339	$156	$16,992	$261
(1) Average recorded investment represents the average loan balances as of the beginning of period and all subsequent quarterly end of period balances.

The Company did not acquire any impaired mortgage loans during the three months ended March 31, 2016 and 2015. The Company had no mortgage loans that were on a nonaccrual status at March 31, 2016 and December 31, 2015.
Policy Loans
Policy loans comprised approximately 3.3% and 3.5% of the Company’s total investments as of March 31, 2016 and December 31, 2015, respectively, the majority of which are associated with one client. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due to the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. The Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.
Funds Withheld at Interest
Funds withheld at interest comprised approximately 13.3% and 14.0% of the Company’s total investments as of March 31, 2016 and December 31, 2015, respectively. Of the $5.8 billion funds withheld at interest balance, net of embedded derivatives, as of March 31, 2016, $3.9 billion of the balance is associated with one client. For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance funds withheld basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company and are reflected as funds withheld at interest on the Company’s condensed consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances against amounts owed to the Company from the ceding company.

Other Invested Assets
Other invested assets include equity securities, limited partnership interests, joint ventures (other than operating joint ventures), structured loans, derivative contracts, fair value option ("FVO") contractholder-directed unit-linked investments, Federal Home Loan Bank of Des Moines ("FHLB") common stock (included in other in the table below), real estate held-for-investment (included in other in the table below), and equity release mortgages (included in other in the table below). The fair value option was elected for contractholder-directed investments supporting unit-linked variable annuity type liabilities which do not qualify for presentation and reporting as separate accounts. Other invested assets represented approximately 3.1% of the Company’s total investments as of March 31, 2016 and December 31, 2015. Carrying values of these assets as of March 31, 2016 and December 31, 2015 are as follows (dollars in thousands):

	March 31, 2016	December 31, 2015
Equity securities	$117,876	$125,862
Limited partnerships and real estate joint ventures	602,117	567,697
Structured loans	35,751	45,422
Derivatives	282,954	256,178
FVO contractholder-directed unit-linked investments	202,130	197,547
Other	127,716	105,414
Total other invested assets	$1,368,544	$1,298,120

5.    Derivative Instruments
Derivatives, except for embedded derivatives and longevity and mortality swaps, are carried on the Company’s condensed consolidated balance sheets in other invested assets or other liabilities, at fair value. Longevity and mortality swaps are included on the condensed consolidated balance sheets in other assets or other liabilities, at fair value. Embedded derivative liabilities on modified coinsurance or funds withheld arrangements are included on the condensed consolidated balance sheets with the host contract in funds withheld at interest, at fair value. Embedded derivative liabilities on indexed annuity and variable annuity products are included on the condensed consolidated balance sheets with the host contract in interest-sensitive contract liabilities, at fair value. The following table presents the notional amounts and gross fair value of derivative instruments prior to taking into account the netting effects of master netting agreements as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016			December 31, 2015
	Notional	Carrying Value/Fair Value		Notional	Carrying Value/Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	$1,164,929	$142,357	$1,507	$1,123,057	$85,075	$4,196
Financial futures	442,723	—	—	420,665	—	—
Foreign currency forwards	38,000	915	3,312	45,000	44	6,768
Consumer price index swaps	30,015	—	402	28,561	—	292
Credit default swaps	855,700	8,709	7,724	897,000	8,230	11,053
Equity options	442,335	47,100	—	453,435	46,653	—
Longevity swaps	910,400	15,806	—	868,960	15,003	7
Mortality swaps	50,000	—	3,043	50,000	—	2,619
Synthetic guaranteed investment contracts	7,500,659	—	—	7,098,825	—	—
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	—	—	168,948	—	—	76,698
Indexed annuity products	—	—	862,658	—	—	878,114
Variable annuity products	—	—	255,411	—	—	192,470
Total non-hedging derivatives	11,434,761	214,887	1,303,005	10,985,503	155,005	1,172,217
Derivatives designated as hedging instruments:
Interest rate swaps	435,000	5,129	26,724	120,000	—	29,986
Foreign currency swaps	850,585	107,437	2,604	823,486	146,265	—
Total hedging derivatives	1,285,585	112,566	29,328	943,486	146,265	29,986
Total derivatives	$12,720,346	$327,453	$1,332,333	$11,928,989	$301,270	$1,202,203

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
The following table provides information relating to the Company’s derivative instruments as of March 31, 2016 and December 31, 2015 (dollars in thousands):

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments (1)	Cash Collateral Pledged/ Received	Net Amount
March 31, 2016:
Derivative assets	$327,453	$(28,693)	$298,760	$(32,953)	$(265,257)	$550
Derivative liabilities	45,316	(28,693)	16,623	(74,663)	(9,409)	(67,449)
December 31, 2015:
Derivative assets	$301,270	$(30,096)	$271,174	$(20,888)	$(245,038)	$5,248
Derivative liabilities	54,921	(30,096)	24,825	(47,149)	(12,540)	(34,864)

(1)	Includes initial margin posted to a central clearing partner.
Accounting for Derivative Instruments and Hedging Activities
The Company does not enter into derivative instruments for speculative purposes. As discussed below under “Non-qualifying Derivatives and Derivatives for Purposes Other Than Hedging,” the Company uses various derivative instruments for risk management purposes that either do not qualify or have not been qualified for hedge accounting treatment, including derivatives used to economically hedge changes in the fair value of liabilities associated with the reinsurance of variable annuities with guaranteed living benefits. As of March 31, 2016 and December 31, 2015, the Company held interest rate swaps that were designated and qualified as cash flow hedges of interest rate risk for variable rate liabilities and foreign currency assets, foreign currency swaps that were designated and qualified as hedges of a portion of its net investment in its foreign operations, foreign currency swaps that were designated and qualified as fair value hedges of foreign currency risk, and derivative instruments that were not designated as hedging instruments. See Note 2 – “Summary of Significant Accounting Policies” of the Company’s 2015 Annual Report for a detailed discussion of the accounting treatment for derivative instruments, including embedded derivatives. Derivative instruments are carried at fair value and generally require an insignificant amount of cash at inception of the contracts.
Fair Value Hedges
The Company designates and reports certain foreign currency swaps to hedge the foreign currency fair value exposure of foreign currency denominated assets as fair value hedges when they meet the requirements of the general accounting principles for Derivatives and Hedging. The gain or loss on the hedged item attributable to a change in foreign currency and the offsetting gain or loss on the related foreign currency swaps as of March 31, 2016, were (dollars in thousands):

Type of Fair Value Hedge	Hedged Item	Gains (Losses) Recognized for Derivatives	Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Investment Related Gains (Losses)
For the three months ended March 31, 2016:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$5,867	$(5,867)	$—
A regression analysis was used, both at inception of the hedge and on an ongoing basis, to determine whether each derivative used in a hedged transaction is highly effective in offsetting changes in the hedged item. For the foreign currency swaps, the change in fair value related to changes in the benchmark interest rate and credit spreads are excluded from the hedge effectiveness. For the three months ended March 31, 2016, $4.6 million of the change in the estimated fair value of derivatives, was excluded from hedge effectiveness. There were no fair value hedges as of March 31, 2015.
Cash Flow Hedges
Certain derivative instruments are designated as cash flow hedges when they meet the requirements of the general accounting principles for Derivatives and Hedging. The Company designates and accounts for the following as cash flow hedges: (i) certain interest rate swaps, in which the cash flows of assets are denominated in different currencies, commonly referred to as cross-

currency swaps; (ii) certain interest rate swaps, in which the cash flows of liabilities are variable based on a benchmark rate (LIBOR); and (iii) forward bond purchase commitments.
The following table presents the components of AOCI, before income tax, and the condensed consolidated income statement classification where the gain or loss is recognized related to cash flow hedges for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three months ended March 31,
	2016	2015
Accumulated other comprehensive income (loss), balance beginning of period	$(29,397)	$(31,591)
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	8,551	213
Amounts reclassified to investment related (gains) losses, net	(841)	840
Amounts reclassified to investment income	(107)	(60)
Accumulated other comprehensive income (loss), balance end of period	$(21,794)	$(30,598)
As of March 31, 2016, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are approximately $0.3 million. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to investment income over the term of the investment cash flows.
The following table presents the effective portion of derivatives in cash flow hedging relationships on the condensed consolidated statements of income and AOCI for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Effective Portion
Derivative Type	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified into Income from AOCI
		Investment Related Gains (Losses)	Investment Income
For the three months ended March 31, 2016:
Interest rate swaps	$8,551	$—	$160
Forward bond purchase commitments	—	841	(53)
Total	$8,551	$841	$107
For the three months ended March 31, 2015:
Interest rate swaps	$(7,567)	$—	$60
Forward bond purchase commitments	7,780	(840)	—
Total	$213	$(840)	$60
All components of each derivative's gain or loss were included in the assessment of hedge effectiveness. For the three months ended March 31, 2016 and 2015, the ineffective portion of derivatives reported as cash flow hedges was not material to the Company's results of operations. Also, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.
Hedges of Net Investments in Foreign Operations
The Company uses foreign currency swaps to hedge a portion of its net investment in certain foreign operations against adverse movements in exchange rates. The following table illustrates the Company’s net investments in foreign operations (“NIFO”) hedges for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Derivative Gains (Losses) Deferred in AOCI
	For the three months ended March 31,
Type of NIFO Hedge (1) (2)	2016	2015
Foreign currency swaps	$(31,794)	$49,966

(1)
There were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from accumulated other comprehensive income (loss) into investment income during the periods presented.

(2)	There was no ineffectiveness recognized for the Company’s hedges of net investments in foreign operations.

The cumulative foreign currency translation gain recorded in AOCI related to these hedges was $140.1 million and $171.9 million at March 31, 2016 and December 31, 2015, respectively. If a foreign operation was sold or substantially liquidated, the amounts in AOCI would be reclassified to the condensed consolidated statements of income. A pro rata portion would be reclassified upon partial sale of a foreign operation.
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
A summary of the effect of non-hedging derivatives, including embedded derivatives, on the Company’s income statement for the three months ended March 31, 2016 and 2015 is as follows (dollars in thousands):

		Gain (Loss) for the three months ended March 31,
Type of Non-hedging Derivative	Income Statement Location of Gain (Loss)	2016	2015
Interest rate swaps	Investment related gains (losses), net	$62,527	$29,344
Interest rate options	Investment related gains (losses), net	—	3,275
Financial futures	Investment related gains (losses), net	(11,051)	(7,331)
Foreign currency forwards	Investment related gains (losses), net	2,500	(220)
CPI swaps	Investment related gains (losses), net	(180)	(71)
Credit default swaps	Investment related gains (losses), net	3,346	2,658
Equity options	Investment related gains (losses), net	(2,703)	(8,067)
Longevity swaps	Other revenues	87	1,821
Mortality swaps	Other revenues	(424)	(479)
Subtotal		54,102	20,930
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	Investment related gains (losses), net	(92,250)	(2,325)
Indexed annuity products	Interest credited	1,394	(29,326)
Variable annuity products	Investment related gains (losses), net	(62,940)	(25,133)
Total non-hedging derivatives		$(99,694)	$(35,854)
Types of Derivatives Used by the Company
Interest Rate Swaps
Interest rate swaps are used by the Company primarily to reduce market risks from changes in interest rates, to alter interest rate exposure arising from mismatches between assets and liabilities (duration mismatches) and to manage the risk of cash flows of liabilities that are variable based on a benchmark rate (LIBOR). With an interest rate swap, the Company agrees with another party to exchange, at specified intervals, the difference between two rates, which can be either fixed-rate or floating-rate interest amounts, tied to an agreed-upon notional principal amount. These transactions are executed pursuant to master agreements that provide for a single net payment or individual gross payments at each due date. The Company utilizes interest rate swaps in cash flow and non-qualifying hedging relationships.
Interest Rate Options
Interest rate options, commonly referred to as swaptions, have been used by the Company primarily to hedge living benefit guarantees embedded in certain variable annuity products. A swaption, used to hedge against adverse changes in interest rates, is an option to enter into a swap with a forward starting effective date. The Company pays an upfront premium for the right to exercise this option in the future.

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
Forward Bond Purchase Commitments
Forward bond purchase commitments have been used by the Company to hedge against the variability in the anticipated cash flows required to purchase securities. With forward bond purchase commitments, the forward price is agreed upon at the time of the contract and payment for such contract is made at the future specified settlement date of the securities.
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

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of credit default swaps sold by the Company at March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016			December 31, 2015
Rating Agency Designation of Referenced Credit Obligations(1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)
AA/AA-/A+/A/A-
Single name credit default swaps	$1,351	$130,000	4.1	$1,689	$152,500	3.9
Credit default swaps referencing indices	—	—	—	—	—	—
Subtotal	1,351	130,000	4.1	1,689	152,500	3.9
BBB+/BBB/BBB-
Single name credit default swaps	(4,570)	304,700	4.1	(5,066)	315,200	4.2
Credit default swaps referencing indices	4,423	416,000	5.2	2,274	416,000	5.0
Subtotal	(147)	720,700	4.8	(2,792)	731,200	4.6
BB+/BB
Single name credit default swaps	(219)	5,000	3.2	(2,900)	10,000	4.1
Credit default swaps referencing indices	—	—	—	—	—	—
Subtotal	(219)	5,000	3.2	(2,900)	10,000	4.1
Total	$985	$855,700	4.7	$(4,003)	$893,700	4.5

(1)	The rating agency designations are based on ratings from Standard and Poor’s (“S&P”).

(2)	Assumes the value of the referenced credit obligations is zero.

(3)	The weighted average years to maturity of the credit default swaps is calculated based on weighted average notional amounts.
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
Embedded Derivatives
The Company has certain embedded derivatives which are required to be separated from their host contracts and reported as derivatives. Host contracts include reinsurance treaties structured on a modified coinsurance or funds withheld basis. Additionally, the Company reinsures equity-indexed annuity and variable annuity contracts with benefits that are considered embedded derivatives, including guaranteed minimum withdrawal benefits, guaranteed minimum accumulation benefits, and guaranteed minimum income benefits. The changes in fair values of embedded derivatives on equity-indexed annuities described below relate to changes in the fair value associated with capital market and other related assumptions. The Company’s utilization of a credit valuation adjustment did not have a material effect on the change in fair value of its embedded derivatives for the three months ended March 31, 2016 and 2015.

The related gains (losses) and the effect on net income after amortization of deferred acquisition costs (“DAC”) and income taxes for the three months ended March 31, 2016 and 2015 are reflected in the following table (dollars in thousands):

	Three months ended March 31,
	2016	2015
Embedded derivatives in modco or funds withheld arrangements included in investment related gains	$(92,250)	$(2,325)
After the associated amortization of DAC and taxes, the related amounts included in net income	(26,777)	(2,588)
Embedded derivatives in variable annuity contracts included in investment related gains	(62,940)	(25,133)
After the associated amortization of DAC and taxes, the related amounts included in net income	(25,843)	(9,409)
Amounts related to embedded derivatives in equity-indexed annuities included in benefits and expenses	1,394	(29,326)
After the associated amortization of DAC and taxes, the related amounts included in net income	11,234	(15,999)
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
The Company’s credit exposure related to derivative contracts is generally limited to the fair value at the reporting date plus or minus any collateral posted or held by the Company. The Company’s credit exposure to mortality swaps is minimal, as they are fully collateralized by a counterparty. Information regarding the Company’s credit exposure related to its over-the-counter derivative contracts, centrally cleared derivative contracts and margin account for exchange-traded futures, excluding mortality swaps, at March 31, 2016 and December 31, 2015 are reflected in the following table (dollars in thousands):

	March 31, 2016	December 31, 2015
Estimated fair value of derivatives in net asset position	$285,180	$248,968
Cash provided as collateral(1)	9,409	12,540
Securities pledged to counterparties as collateral(2)	74,663	47,149
Cash pledged from counterparties as collateral(3)	(265,257)	(245,038)
Securities pledged from counterparties as collateral(4)	(32,953)	(20,888)
Initial margin for cleared derivatives(2)	(65,036)	(34,898)
Net credit exposure	$6,006	$7,833
Margin account related to exchange-traded futures(5)	$12,764	$11,004

(1)	Consists of receivable from counterparty, included in other assets.

(2)	Included in available-for-sale securities, primarily consists of U.S. Treasury and government agency securities.

(3)	Included in cash and cash equivalents, with obligation to return cash collateral recorded in other liabilities.

(4)	Consists of U.S. Treasury and government securities securities.

(5)	Included in other assets.

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
When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety, except for fair value measurements using net asset value. For example, a Level 3 fair value measurement may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Therefore, gains and losses for such assets and liabilities categorized within Level 3 may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3).

Assets and Liabilities by Hierarchy Level
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 are summarized below (dollars in thousands):

March 31, 2016:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
Corporate securities	$18,512,048	$265,592	$17,002,796	$1,243,660
Canadian and Canadian provincial governments	3,881,117	—	3,393,734	487,383
Residential mortgage-backed securities	1,380,897	—	1,047,644	333,253
Asset-backed securities	1,289,381	—	1,004,161	285,220
Commercial mortgage-backed securities	1,508,183	—	1,444,609	63,574
U.S. government and agencies	1,507,080	1,349,361	131,839	25,880
State and political subdivisions	552,243	—	517,619	34,624
Other foreign government supranational and foreign government-sponsored enterprises	2,517,765	255,913	2,247,916	13,936
Total fixed maturity securities – available-for-sale	31,148,714	1,870,866	26,790,318	2,487,530
Funds withheld at interest – embedded derivatives	(168,948)	—	—	(168,948)
Cash equivalents	577,884	577,884	—	—
Short-term investments	364,214	353,227	10,987	—
Other invested assets:
Non-redeemable preferred stock	78,085	62,668	15,417	—
Other equity securities	39,791	39,791	—	—
Derivatives:
Interest rate swaps	131,665	—	131,665	—
Foreign currency forwards	915	—	915	—
CPI swaps	(402)	—	(402)	—
Credit default swaps	4,162	—	4,162	—
Equity options	40,096	—	40,096	—
Foreign currency swaps	106,518	—	106,518	—
FVO contractholder-directed unit-linked investments	202,130	200,844	1,286	—
Other	29,270	29,270	—	—
Total other invested assets	632,230	332,573	299,657	—
Other assets - longevity swaps	15,806	—	—	15,806
Total	$32,569,900	$3,134,550	$27,100,962	$2,334,388
Liabilities:
Interest sensitive contract liabilities – embedded derivatives	$1,118,069	$—	$—	$1,118,069
Other liabilities:
Derivatives:
Interest rate swaps	12,410	—	12,410	—
Foreign currency forwards	3,312	—	3,312	—
Credit default swaps	3,177	—	3,177	—
Equity options	(7,004)	—	(7,004)	—
Foreign currency swaps	1,685	—	1,685	—
Mortality swaps	3,043	—	—	3,043
Total	$1,134,692	$—	$13,580	$1,121,112

December 31, 2015:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
Corporate securities	$17,708,156	$269,039	$16,212,147	$1,226,970
Canadian and Canadian provincial governments	3,576,759	—	3,160,683	416,076
Residential mortgage-backed securities	1,311,477	—	980,828	330,649
Asset-backed securities	1,212,676	—	908,840	303,836
Commercial mortgage-backed securities	1,483,087	—	1,414,524	68,563
U.S. government and agencies	1,381,659	1,227,858	127,536	26,265
State and political subdivisions	511,014	—	472,672	38,342
Other foreign government, supranational and foreign government-sponsored enterprises	2,458,077	260,552	2,183,460	14,065
Total fixed maturity securities – available-for-sale	29,642,905	1,757,449	25,460,690	2,424,766
Funds withheld at interest – embedded derivatives	(76,698)	—	—	(76,698)
Cash equivalents	406,521	406,521	—	—
Short-term investments	530,773	524,946	5,827	—
Other invested assets:
Non-redeemable preferred stock	87,520	81,809	5,711	—
Other equity securities	38,342	38,342	—	—
Derivatives:
Interest rate swaps	71,882	—	71,882	—
Foreign currency forwards	20	—	20	—
CPI swaps	(292)	—	(292)	—
Credit default swaps	2,567	—	2,567	—
Equity options	40,644	—	40,644	—
Foreign currency swaps	141,357	—	141,357	—
FVO contractholder-directed unit-linked investments	197,547	195,317	2,230	—
Other	8,170	8,170	—	—
Total other invested assets	587,757	323,638	264,119	—
Other assets - longevity swaps	14,996	—	—	14,996
Total	$31,106,254	$3,012,554	$25,730,636	$2,363,064
Liabilities:
Interest sensitive contract liabilities – embedded derivatives	$1,070,584	$—	$—	$1,070,584
Other liabilities:
Derivatives:
Interest rate swaps	20,989	—	20,989	—
Foreign currency forwards	6,744	—	6,744	—
Credit default swaps	5,390	—	5,390	—
Equity options	(6,009)	—	(6,009)	—
Foreign currency swaps	(4,908)	—	(4,908)	—
Mortality swaps	2,619	—	—	2,619
Total	$1,095,409	$—	$22,206	$1,073,203
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
Level 3 Measurements and Transfers
As of March 31, 2016 and December 31, 2015, the Company classified approximately 8.0% and 8.2%, respectively, of its fixed maturity securities in the Level 3 category. These securities primarily consist of private placement corporate securities and bank loans with inactive trading markets. Additionally, the Company has included asset-backed securities with subprime exposure and mortgage-backed securities with below investment grade ratings in the Level 3 category due to market uncertainty associated with these securities and the Company’s utilization of unobservable information from third parties for the valuation of these securities.

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

The following table presents quantitative information about significant unobservable inputs used in Level 3 fair value measurements that are developed by the Company, which does not include unobservable Level 3 asset and liability measurements provided by third parties, as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	Estimated Fair Value		Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	March 31, 2016	December 31, 2015			March 31, 2016	December 31, 2015
Assets:
Corporate securities	$169,039	$195,557	Market comparable securities	Liquidity premium	0-1% (1%)	0-2% (1%)
U.S. government and agencies	25,880	26,265	Market comparable securities	Liquidity premium	0-1% (1%)	0-1% (1%)
State and political subdivisions	4,889	4,770	Market comparable securities	Liquidity premium	1%	1%
Funds withheld at interest- embedded derivatives	(168,948)	(76,698)	Total return swap	Mortality	0-100% (2%)	0-100% (2%)
				Lapse	0-35% (7%)	0-35% (7%)
				Withdrawal	0-5% (3%)	0-5% (3%)
				CVA	0-5% (1%)	0-5% (1%)
				Crediting rate	2-4% (3%)	2-4% (3%)
Longevity swaps	15,806	14,996	Discounted cash flow	Mortality	0-100% (2%)	0-100% (2%)
				Mortality improvement	(10%)-10% (3%)	(10%)-10% (3%)
Liabilities:
Interest sensitive contract liabilities- embedded derivatives- indexed annuities	862,658	878,114	Discounted cash flow	Mortality	0-100% (2%)	0-100% (2%)
				Lapse	0-35% (7%)	0-35% (7%)
				Withdrawal	0-5% (3%)	0-5% (3%)
				Option budget projection	2-4% (3%)	2-4% (3%)

Interest sensitive contract liabilities- embedded derivatives- variable annuities	255,411	192,470	Discounted cash flow	Mortality	0-100% (2%)	0-100% (2%)
				Lapse	0-25% (7%)	0-25% (7%)
				Withdrawal	0-7% (3%)	0-7% (3%)
				CVA	0-5% (1%)	0-5% (1%)
				Long-term volatility	0-27% (14%)	0-27% (14%)
Mortality swaps	3,043	2,619	Discounted cash flow	Mortality	0-100% (1%)	0-100% (1%)
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

Transfers from Level 1 to Level 2 are due to the lack of observable market data when pricing these securities, while transfers from Level 2 to Level 1 are due to an increase in the availability of market observable data in an active market. The following tables present the transfers between Level 1 and Level 2 during the three months ended March 31, 2016 and 2015 (dollars in thousands):

	2016		2015
	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1
Three months ended March 31:
Fixed maturity securities - available-for-sale:
Corporate securities	$—	$—	$625	$5,100
The tables below provide a summary of the changes in fair value of Level 3 assets and liabilities for the three months ended March 31, 2016, as well as the portion of gains or losses included in income for the three months ended March 31, 2016 attributable to unrealized gains or losses related to those assets and liabilities still held at March 31, 2016 (dollars in thousands):

For the three months ended March 31, 2016:	Fixed maturity securities - available-for-sale
	Corporate securities	Canadian and Canadian provincial governments	Residential mortgage- backed securities	Asset-backed securities	Commercial mortgage- backed securities	U.S. government and agencies
Fair value, beginning of period	$1,226,970	$416,076	$330,649	$303,836	$68,563	$26,265
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(827)	3,002	(487)	174	643	(123)
Investment related gains (losses), net	(21,868)	—	(31)	278	(620)	—
Claims & other policy benefits	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—	—
Included in other comprehensive income	25,682	68,305	(4,332)	(10,527)	(2,812)	596
Other revenues	—	—	—	—	—	—
Purchases(1)	67,596	—	29,315	37,271	1,545	113
Sales(1)	(9,582)	—	(448)	(8,500)	(3,638)	—
Settlements(1)	(49,494)	—	(11,440)	(3,725)	(69)	(971)
Transfers into Level 3	5,183	—	38	6,398	—	—
Transfers out of Level 3	—	—	(10,011)	(39,985)	(38)	—
Fair value, end of period	$1,243,660	$487,383	$333,253	$285,220	$63,574	$25,880
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(820)	$3,002	$(488)	$163	$546	$(123)
Investment related gains (losses), net	(21,726)	—	—	—	(657)	—
Claims & other policy benefits	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—	—

For the three months ended March 31, 2016 (continued):	Fixed maturity securities available-for-sale
	State and political subdivisions	Other foreign government, supranational and foreign government-sponsored enterprises	Funds withheld at interest- embedded derivatives	Other assets - longevity swaps	Interest sensitive contract liabilities embedded derivatives	Other liabilities - mortality swaps
Fair value, beginning of period	$38,342	$14,065	$(76,698)	$14,996	$(1,070,584)	$(2,619)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	183	—	—	—	—	—
Investment related gains (losses), net	—	—	(92,250)	—	(62,940)	—
Claims & other policy benefits	—	—	—	—	—	—
Interest credited	—	—	—	—	1,394	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—	—
Included in other comprehensive income	333	193	—	723	—	—
Other revenues	—	—	—	87	—	(424)
Purchases(1)	—	—	—	—	(2,668)	—
Sales(1)	—	—	—	—	—	—
Settlements(1)	(31)	(322)	—	—	16,729	—
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	(4,203)	—	—	—	—	—
Fair value, end of period	$34,624	$13,936	$(168,948)	$15,806	$(1,118,069)	$(3,043)
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$183	$—	$—	$—	$—	$—
Investment related gains (losses), net	—	—	(92,250)	—	(65,479)	—
Other revenues	—	—	—	87	—	(424)
Claims & other policy benefits	—	—	—	—	—	—
Interest credited	—	—	—	—	(15,335)	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—	—

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

The tables below provide a summary of the changes in fair value of Level 3 assets and liabilities for the three months ended March 31, 2015, as well as the portion of gains or losses included in income for the three months ended March 31, 2015 attributable to unrealized gains or losses related to those assets and liabilities still held at March 31, 2015 (dollars in thousands):

For the three months ended March 31, 2015:	Fixed maturity securities - available-for-sale
	Corporate securities	Residential mortgage-backed securities	Asset-backed securities	Commercial mortgage-backed securities	U.S. government and agencies	State and political subdivisions
Fair value, beginning of period	$1,310,427	$188,094	$572,960	$86,746	$28,529	$42,711
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(803)	(140)	1,419	594	(19)	7
Investment related gains (losses), net	(405)	(82)	73	87	(107)	(4)
Claims & other policy benefits	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—	—
Included in other comprehensive income	6,069	523	3,632	(310)	176	25
Purchases (1)	36,900	11,439	40,991	—	121	—
Sales(1)	—	(714)	(7,356)	(956)	—	—
Settlements(1)	(59,600)	(5,719)	(4,122)	(5,120)	(944)	(29)
Transfers into Level 3	—	600	9,055	12,828	—	—
Transfers out of Level 3	(5,609)	(1,422)	(7,216)	—	—	(835)
Fair value, end of period	$1,286,979	$192,579	$609,436	$93,869	$27,756	$41,875
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(803)	$(141)	$1,399	$589	$(19)	$7
Investment related gains (losses), net	—	—	—	—	—	—
Claims & other policy benefits	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—	—

For the three months ended March 31, 2015 (continued):	Fixed maturity securities available-for-sale
	Other foreign government, supranational and foreign government-sponsored enterprises	Funds withheld at interest- embedded derivatives	Other invested assets - non-redeemable preferred stock	Other assets - longevity swaps	Interest sensitive contract liabilities embedded derivatives	Other liabilities - mortality swaps
Fair value, beginning of period	$19,663	$22,094	$7,904	$7,727	$(1,085,166)	$(797)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	—	—	—	—	—	—
Investment related gains (losses), net	—	(2,325)	—	—	(25,133)	—
Claims & other policy benefits	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	(29,326)	—
Included in other comprehensive income	182	—	88	1,821	—	—
Other revenues	—	—	—	(946)	—	(479)
Purchases(1)	—	—	29	—	(11,644)	—
Sales(1)	—	—	—	—	—	—
Settlements(1)	(310)	—	—	—	—	—
Transfers into Level 3	—	—	—	—	18,999	—
Transfers out of Level 3	(4,333)	—	(29)	—	—	—
Fair value, end of period	$15,202	$19,769	$7,992	$8,602	$(1,132,270)	$(1,276)
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

	Carrying Value After Measurement		Net Investment Gains (Losses)
	At March 31,		Three months ended March 31,
(dollars in thousands)	2016	2015	2016	2015
Mortgage loans(1)	$9,663	$3,540	$(302)	$50
Limited partnership interests(2)	4,298	13,667	(2,053)	(4,509)

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

Fair Value of Financial Instruments
The Company is required by general accounting principles for Fair Value Measurements and Disclosures to disclose the fair value of certain financial instruments including those that are not carried at fair value. The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments, which were not measured at fair value on a recurring basis, at March 31, 2016 and December 31, 2015 (dollars in thousands). This table excludes any payables or receivables for collateral under repurchase agreements and other transactions. The estimated fair value of the excluded amount approximates carrying value as they equal the amount of cash collateral received/paid.

March 31, 2016:	Carrying Value	Estimated Fair Value	Fair Value Measurement Using:
			Level 1	Level 2	Level 3	NAV
Assets:
Mortgage loans on real estate	$3,292,496	$3,397,398	$—	$—	$3,397,398	$—
Policy loans	1,451,857	1,451,857	—	1,451,857	—	—
Funds withheld at interest(1)	5,963,937	6,321,182	—	—	6,321,182	—
Cash and cash equivalents(2)	924,198	924,198	924,198	—	—	—
Short-term investments(2)	67,321	67,321	67,321	—	—	—
Other invested assets(2)	392,671	425,652	4,628	36,724	99,801	284,499
Accrued investment income	364,432	364,432	—	364,432	—	—
Liabilities:						—
Interest-sensitive contract liabilities(1)	$10,133,638	$10,129,026	$—	$—	$10,129,026	$—
Short-term debt	299,739	309,900	—	—	309,900	—
Long-term debt	1,997,970	2,062,232	—	—	2,062,232	—
Collateral finance and securitization notes	899,482	805,612	—	—	805,612	—

December 31, 2015:	Carrying Value	Estimated Fair Value	Fair Value Measurement Using:
			Level 1	Level 2	Level 3	NAV
Assets:
Mortgage loans on real estate	$3,129,951	$3,197,808	$—	$—	$3,197,808	$—
Policy loans	1,468,796	1,468,796	—	1,468,796	—	—
Funds withheld at interest(1)	5,956,380	6,311,780	—	—	6,311,780	—
Cash and cash equivalents(2)	1,118,754	1,118,754	1,118,754	—	—	—
Short-term investments(2)	27,511	27,511	27,511	—	—	—
Other invested assets(2)	399,799	444,342	4,445	34,886	111,412	293,599
Accrued investment income	339,452	339,452	—	339,452	—	—
Liabilities:
Interest-sensitive contract liabilities(1)	$9,746,870	$9,841,576	$—	$—	$9,841,576	$—
Long-term debt	2,297,548	2,415,119	—	—	2,415,119	—
Collateral finance and securitization notes	899,161	791,275	—	—	791,275	—

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
Short- and Long-term Debt/Collateral Finance and Securitization Notes – The fair value of the Company’s short- and long-term, debt and collateral finance and securitization notes is generally estimated by discounting future cash flows using market rates currently available for debt with similar remaining maturities and reflecting the credit risk of the Company, including inputs when available, from actively traded debt of the Company or other companies with similar credit quality. The valuation of short- and long-term debt, and collateral finance and securitization notes are generally obtained from brokers and is considered Level 3 in the fair value hierarchy. The Company's short-term debt represents the portion of long-term debt maturing within one year.

7.	Segment Information
The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in Note 2 of the consolidated financial statements accompanying the 2015 Annual Report. The Company measures segment performance primarily based on profit or loss from operations before income taxes. There are no intersegment reinsurance transactions and the Company does not have any material long-lived assets. Investment income is allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes.
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

	Three months ended March 31,
Revenues:	2016	2015
U.S. and Latin America:
Traditional	$1,400,817	$1,255,290
Non-Traditional	38,905	192,673
Total	1,439,722	1,447,963
Canada:
Traditional	258,000	265,004
Non-Traditional	10,684	11,874
Total	268,684	276,878
Europe, Middle East and Africa:
Traditional	289,634	295,232
Non-Traditional	67,756	55,376
Total	357,390	350,608
Asia Pacific:
Traditional	394,199	393,875
Non-Traditional	20,071	19,570
Total	414,270	413,445
Corporate and Other	32,502	31,719
Total	$2,512,568	$2,520,613

	Three months ended March 31,
Income (loss) before income taxes:	2016	2015
U.S. and Latin America:
Traditional	$51,098	$17,843
Non-Traditional	(14,896)	54,505
Total	36,202	72,348
Canada:
Traditional	20,095	22,727
Non-Traditional	592	4,131
Total	20,687	26,858
Europe, Middle East and Africa:
Traditional	(1,116)	10,482
Non-Traditional	25,424	19,634
Total	24,308	30,116
Asia Pacific:
Traditional	41,160	52,648
Non-Traditional	8,553	10,145
Total	49,713	62,793
Corporate and Other	(23,330)	(7,990)
Total	$107,580	$184,125

Assets:	March 31, 2016	December 31, 2015
U.S. and Latin America:
Traditional	$17,622,125	$16,554,509
Non-Traditional	13,907,045	13,405,878
Total	31,529,170	29,960,387
Canada:
Traditional	3,673,055	3,604,344
Non-Traditional	31,338	27,543
Total	3,704,393	3,631,887
Europe, Middle East and Africa:
Traditional	2,651,864	2,757,593
Non-Traditional	4,309,700	4,162,703
Total	6,961,564	6,920,296
Asia Pacific:
Traditional	3,552,912	3,227,530
Non-Traditional	761,868	742,528
Total	4,314,780	3,970,058
Corporate and Other	5,676,717	5,900,524
Total	$52,186,624	$50,383,152

8.	Commitments, Contingencies and Guarantees
Commitments
Funding of Investments
The Company's commitments to fund investments as of March 31, 2016 and December 31, 2015 are presented in the following table (dollars in thousands):

	March 31, 2016	December 31, 2015
Limited partnerships	$239,266	$263,163
Commercial mortgage loans	63,100	86,325
Bank loans	55,257	48,686
Equity release mortgages	8,236	8,504
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
Guarantees
Statutory Reserve Support
RGA, through wholly-owned subsidiaries, has committed to provide statutory reserve support to third parties, in exchange for a fee, by funding loans if certain defined events occur. Such statutory reserves are required under the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX for term life insurance policies and Regulation A-XXX for universal life secondary guarantees). The third parties have recourse to RGA should the subsidiary fail to provide the required funding, however, as of March 31, 2016, the Company does not believe that it will be required to provide any funding under these commitments as the occurrence of the defined events is considered remote. The following table presents the maximum potential obligation for these commitments as of March 31, 2016 (dollars in millions):

Commitment Period	March 31, 2016
2023	$500.0
2033	950.0
2034	3,000.0
2035	1,314.2
2036	1,432.0

Other Guarantees
RGA has issued guarantees to third parties on behalf of its subsidiaries for the payment of amounts due under certain securities borrowing arrangements, financing arrangements and office lease obligations, whereby, if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. Additionally, in limited circumstances, treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA’s subsidiary is relatively new, unrated, or not of a significant size, relative to the ceding company. Liabilities supported by the treaty guarantees, before consideration for any legally offsetting amounts due from the guaranteed party are reflected on the Company’s condensed consolidated balance sheets in future policy benefits. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to borrowed securities provide additional security to third parties should a subsidiary fail to return the borrowed securities when due. RGA’s guarantees issued as of March 31, 2016 and December 31, 2015 are reflected in the following table (dollars in thousands):

	March 31, 2016	December 31, 2015
Treaty guarantees	$797,246	$765,505
Treaty guarantees, net of assets in trust	663,575	634,909
Borrowed securities	268,800	259,540
Financing arrangements	—	100,000
Lease obligations	3,650	5,217
In addition, the Company indemnifies its directors and officers as provided in its charters and by-laws. Since this indemnity generally is not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under this indemnity in the future.

9.	Income Tax
Provision for income tax expense differed from the amounts computed by applying the U.S. federal income tax statutory rate of 35% to pre-tax income as a result of the following for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three months ended March 31,
	2016	2015
Tax provision at U.S. statutory rate	$37,653	$64,444
Increase (decrease) in income taxes resulting from:
Foreign tax rate differing from U.S. tax rate	(3,884)	(5,517)
Differences in tax bases in foreign jurisdictions	(8,935)	(6,670)
Deferred tax valuation allowance	4,999	6,791
Amounts related to tax audit contingencies	602	952
Corporate rate changes	(65)	272
Subpart F	696	6,434
Foreign tax credits	(293)	(2,343)
Return to provision adjustments	125	(4,765)
Other, net	210	(587)
Total provision for income taxes	$31,108	$59,011
Effective tax rate	28.9%	32.0%
The first quarter of 2016 effective tax rate was lower than the U.S. Statutory rate of 35.0% primarily as a result of income in non-U.S. jurisdictions with lower tax rates than the U.S. and differences in tax bases in foreign jurisdictions. The 2015 tax benefits from income in non-U.S. jurisdictions were partially offset by a tax accrual related to the Active Financing Exception business extender provision that the U.S. Congress did not pass prior to March 31, 2015.

10.    Employee Benefit Plans
The components of net periodic benefit costs for the three months ended March 31, 2016 and 2015 were as follows (dollars in thousands):

	Pension Benefits		Other Benefits
	Three months ended March 31,		Three months ended March 31,
	2016	2015	2016	2015
Service cost	$2,306	$2,030	$1,016	$589
Interest cost	1,259	1,243	643	491
Expected return on plan assets	(1,224)	(1,118)	—	—
Amortization of prior service cost	78	83	—	—
Amortization of prior actuarial loss	857	439	616	265
Net periodic benefit cost	$3,276	$2,677	$2,275	$1,345
The Company has made no pension contributions during the first three months of 2016, and expects to make pension contributions of $8.0 million in 2016.

11.	Equity Based Compensation
Equity compensation expense was $11.5 million and $4.5 million in the first quarter of 2016 and 2015, respectively. In the first quarter of 2016, the Company granted 0.3 million stock appreciation rights at $93.53 weighted average exercise price per share and 0.2 million performance contingent units to employees. Additionally, non-employee directors were granted a total of 8,908 shares of common stock. As of March 31, 2016, 1.9 million share options at a weighted average strike price per share of $56.20 were vested and exercisable, with a remaining weighted average exercise period of 5.0 years. As of March 31, 2016, the total compensation cost of non-vested awards not yet recognized in the condensed consolidated financial statements was $47.6 million. It is estimated that these costs will vest over a weighted average period of 2.4 years.

12.	Reinsurance
The Company generally reports retrocession activity on a gross basis. Amounts paid or deemed to have been paid for reinsurance are reflected in reinsurance ceded receivables. The cost of reinsurance related to long-duration contracts is recognized over the terms of the reinsured policies on a basis consistent with the reporting of those policies.
Retrocession reinsurance treaties do not relieve the Company from its obligations to direct writing companies. Failure of retrocessionaires to honor their obligations could result in losses to the Company. Consequently, allowances would be established for amounts deemed uncollectible. At March 31, 2016 and December 31, 2015, no allowances were deemed necessary. The Company regularly evaluates the financial condition of the insurance companies from which it assumes and to which it cedes reinsurance.
Retrocessions are arranged through the Company’s retrocession pools for amounts in excess of the Company’s retention limit. As of March 31, 2016 and December 31, 2015, all rated retrocession pool participants followed by the A.M. Best Company were rated “A- (excellent)” or better. The Company verifies retrocession pool participants’ ratings on a quarterly basis. For a majority of the retrocessionaires that were not rated, security in the form of letters of credit or trust assets has been posted. In addition, the Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance. In addition to its third party retrocessionaires, various RGA reinsurance subsidiaries retrocede amounts in excess of their retention to affiliated subsidiaries.
The following table presents information for the Company's reinsurance ceded receivable assets, including the respective amount and A.M. Best rating for each reinsurer representing in excess of five percent of the total as of March 31, 2016 and December 31, 2015 (dollars in thousands):

		March 31, 2016		December 31, 2015
Reinsurer	A.M. Best Rating	Amount	% of Total	Amount	% of Total
Reinsurer A	A+	$219,510	31.9%	$199,479	31.3%
Reinsurer B	A+	191,988	27.9	179,522	28.1
Reinsurer C	A+	71,542	10.4	72,836	11.4
Reinsurer D	A++	41,621	6.0	41,807	6.6
Reinsurer E	A	39,510	5.7	37,138	5.8
Other reinsurers		124,320	18.1	107,077	16.8
Total		$688,491	100.0%	$637,859	100.0%

Included in the total reinsurance ceded receivables balance were $256.0 million and $233.7 million of claims recoverable, of which $4.9 million and $2.0 million were in excess of 90 days past due, as of March 31, 2016 and December 31, 2015, respectively.

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
Adoption of New Accounting Standards
Transfers and Servicing
In June 2014, the FASB amended the general accounting principles for Transfers and Servicing as it relates to the accounting for repurchase-to-maturity transactions, repurchase financings, and disclosures. This amendment requires entities to account for repurchase-to-maturity transactions as secured borrowings, eliminates guidance on linked repurchase financing transactions, and expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers accounted for as secured borrowings. These amendments are effective for annual years, and interim periods within those years, beginning after December 15, 2014. Certain interim period disclosures for repurchase agreements and securities lending transactions were not required until the second quarter of 2015. The adoption of this amendment did not have an impact on the Company's condensed consolidated financial statements other than the addition of the required disclosures. The Company adopted these amendments and the required disclosures are provided in Note 4 "Investments."
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
Debt Issuance costs
In April 2015, the FASB issued accounting guidance, “Simplifying the Presentation of Debt Issuance Costs” which requires capitalized debt issuance costs related to a recognized debt liability be presented in the statement of financial position as a direct deduction from the carrying amount of that debt. This standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted for financial statements not yet issued. The Company elected to adopt this standard as of December 31, 2015, with retrospective application to all balance sheets presented.
Fair Value Measurement
In May 2015, the FASB issued amended guidance on the disclosures for investments in certain entities that calculate NAV per share (or its equivalent). The amendments remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the NAV per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The guidance is effective for fiscal years beginning after December 15, 2015 and for interim periods within those years. Early application is permitted. The Company adopted the guidance for the year ended December 31, 2015 and applied the guidance retrospectively. Adoption of the guidance did not have a material impact on the Company’s condensed consolidated financial statements.
Future Adoption of New Accounting Standards
Financial Services - Insurance
In May 2015, the FASB amended the general accounting principle for Financial Services - Insurance which expanded the breadth of disclosures that an insurance entity must provide about its short-duration insurance contracts. This amendment requires insurance entities to disclose for annual reporting periods information about the liability for unpaid claims and claim adjustment expenses. The amendment also requires insurance entities to disclose information about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses, including reasons for the change and the effects on the financial statements. In addition, the amendment requires insurance entities to disclose for annual and interim reporting periods a roll-forward of the liability for unpaid claims and claim adjustment expenses. This amendment focuses only on disclosure; it does not change the accounting model for short-duration contracts. The update is effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. The new guidance should be applied retrospectively by providing comparative disclosures for each period presented, except for those requirements that apply only to the current period. The adoption of this amendment is not expected to have an impact on the Company's condensed consolidated financial statements other than the addition of the required disclosures.
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
Leases
In February 2016, the FASB issued guidance which will replace most existing lease accounting guidance. The new standard, based on the principle that entities should recognize assets and liabilities arising from leases, does not significantly change the lessees’ recognition, measurement and presentation of expenses and cash flows from the previous accounting standard. Leases are classified as finance or operating. The new standard's primary change is the requirement for entities to recognize a lease liability for payments and a right of use asset representing the right to use the leased asset during the term of operating lease arrangements. Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of twelve months or less. Lessors’ accounting is largely unchanged from the previous accounting standard. In addition, the new standard expands the disclosure requirements of lease arrangements. Lessees and lessors will use a modified retrospective transition approach, which includes a number of practical expedients. This guidance is effective for fiscal years and interim periods within those fiscal year beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of this amendment on its consolidated financial statements.
Stock Compensation
In March 2016, the FASB updated the general accounting principal for Stock Compensation. This update was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. This update is effective for annual and interim periods beginning after December 15, 2016. This guidance will be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in this update. Early adoption is permitted. The Company is currently evaluating the impact of this amendment on its consolidated financial statements.

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
Forward-looking statements should be evaluated together with the many risks and uncertainties that affect the Company’s business, including those mentioned in this document and the cautionary statements described in the periodic reports the Company files with the SEC. These forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligations to update these forward-looking statements, even though the Company’s situation may change in the future. The Company qualifies all of its forward-looking statements by these cautionary statements. For a discussion of these risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements, you are advised to see Item 1A – “Risk Factors” in the 2015 Annual Report.
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

Historically, the Company’s primary business has been traditional life reinsurance, which involves reinsuring life insurance policies that are often in force for the remaining lifetime of the underlying individuals insured, with premiums earned typically over a period of 10 to 30 years. Each year, however, a portion of the business under existing treaties terminates due to, among other things, lapses or voluntary surrenders of underlying policies, deaths of insureds, and the exercise of recapture options by ceding companies. The Company has expanded its non-traditional reinsurance business, including significant asset-intensive, or annuity, transactions, which allow its clients to take advantage of growth opportunities and manage their capital, longevity and investment risk.
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

Results of Operations
Consolidated
Consolidated income before income taxes decreased $76.5 million, or 41.6%, for the three months ended March 31, 2016, as compared to the same period in 2015. The decrease in income for first three months of 2016 was primarily due to investment related losses and adverse foreign currency fluctuations offset by improved mortality experience in the U.S. and Latin America, and Canada operations. Current-period investment related losses primarily reflect unfavorable changes in the fair value of embedded derivatives on modco or funds withheld treaties, primarily due to changes in credit spreads. Additionally, the Company reported an increase in impairments on fixed maturity and equity securities of $31.3 million in the first three months of 2016, as compared to the same period in 2015. Foreign currency fluctuations relative to the prior year unfavorably affected income before income taxes by approximately $9.2 million for the first three months of 2016, as compared to the same period in 2015.
The Company recognizes in consolidated income, any changes in the fair value of embedded derivatives on modco or funds withheld treaties, equity-indexed annuity treaties (“EIAs”) and variable annuity products. The combined changes in these three types of embedded derivatives, after adjustment for deferred acquisition costs and retrocession, resulted in a decrease in consolidated income before income taxes of approximately $70.2 million in the first three months of 2016, as compared to the same period in 2015. This fluctuation does not affect current cash flows, crediting rates or spread performance on the underlying treaties. Therefore, management believes it is helpful to distinguish between the effects of changes in these embedded derivatives, net of related hedging activity, and the primary factors that drive profitability of the underlying treaties, namely investment income, fee income, and interest credited. The individual effect on income before income taxes for these three types of embedded derivatives is as follows:

•
The change in the value of embedded derivatives related to reinsurance treaties written on a modco or funds withheld basis are subject to the general accounting principles for derivatives and hedging related to embedded derivatives. The unrealized gains and losses associated with these embedded derivatives, after adjustment for deferred acquisition costs, decreased income before income taxes by $37.2 million in the first three months of 2016, as compared to the same period in 2015.

•
Changes in risk-free rates used in the fair value estimates of embedded derivatives associated with EIAs affect the amount of unrealized gains and losses the Company recognizes. The unrealized gains and losses associated with EIAs, after adjustment for deferred acquisition costs and retrocession, decreased income before income taxes by $7.7 million in the first three months of 2016, as compared to the same period in 2015.

•
The change in the Company’s liability for variable annuities associated with guaranteed minimum living benefits affects the amount of unrealized gains and losses the Company recognizes. The unrealized gains and losses associated with guaranteed minimum living benefits, after adjustment for deferred acquisition costs, decreased income before income taxes by $25.3 million in the first three months of 2016, as compared to the same period in 2015.

Consolidated net premiums increased $133.2 million, or 6.6%, for the three months ended March 31, 2016, as compared to the same period in 2015, due to growth in life reinsurance in force. Foreign currency fluctuations unfavorably affected net premiums by approximately $70.2 million for the first three months of 2016, as compared to the same period in 2015. Consolidated assumed life insurance in force increased to $3,068.4 billion as of March 31, 2016 from $2,844.7 billion as of March 31, 2015 due to new business production and in force transactions. The Company added new business production, measured by face amount of insurance in force, of $107.8 billion and $105.8 billion during the first three months of 2016 and 2015, respectively. Management believes industry consolidation, regulatory changes and the established practice of reinsuring mortality and morbidity risks should continue to provide opportunities for growth, albeit at rates less than historically experienced in some markets.
Consolidated investment income, net of related expenses, decreased $9.6 million, or 2.3%, for the three months ended March 31, 2016, as compared to the same period in 2015. The decrease in market value changes related to the Company’s funds withheld at interest investment associated with the reinsurance of certain EIAs decreased investment income by $51.1 million in the first three months of 2016, as compared to the same period in 2015. The effect on investment income of the EIA's market value changes is substantially offset by a corresponding change in interest credited to policyholder account balances resulting in an insignificant effect on net income. In addition, investment income was negatively affected by a decrease in the average investment yield, partially offset by the effect of a larger average invested asset base, excluding spread related business. Average invested assets at amortized cost, excluding spread related business, for the three months ended March 31, 2016 totaled $22.4 billion, a 6.2% increase over March 31, 2015. The average yield earned on investments, excluding spread related business, was 4.46% and 4.78% for the three months ended March 31, 2016 and 2015, respectively. The average yield will vary from quarter to quarter and year to year depending on a number of variables, including the prevailing interest rate and credit spread environment, changes in the mix of the underlying investments and cash balances, prepayment fees recorded on the early payoff of certain investments, and the timing of dividends and distributions on certain investments. A continued low interest rate environment is expected to put downward pressure on this yield in future reporting periods. A portion of investment income is allocated to the operating segments based upon average assets and related capital levels deemed appropriate to support the segment operations.
Total investment related gains (losses), net decreased by $128.5 million for the three months ended March 31, 2016, as compared to the same period in 2015. The decrease is primarily due to an unfavorable change in the embedded derivatives related to reinsurance treaties written on a modco or funds withheld basis of $89.9 million, reflecting the impact of changes in credit spreads on the calculation of fair value. In addition, impairments on fixed maturity and equity securities increased by $31.3 million in the first three months of 2016, as compared to the same period in 2015. See Note 4 - “Investments” and Note 5 - “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for additional information on the impairment losses and derivatives.
The effective tax rate on a consolidated basis was 28.9% and 32.0% for the three months ended March 31, 2016 and 2015, respectively. The effective tax rate for the first three months of 2016 was lower than the U.S. Statutory rate of 35.0% primarily as a result of tax benefits from income in non-U.S. jurisdictions with lower tax rates than the U.S. and differences in tax bases in foreign jurisdictions. Tax benefits from income in non-U.S. jurisdictions recognized in the first three months of 2015 were partially offset by a tax accrual related to the Active Financing Exception business extender provision that the U.S. Congress did not pass prior to March 31, 2015.

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
A discussion of each of the critical accounting policies may be found in the Company’s 2015 Annual Report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”
Further discussion and analysis of the results for 2016 compared to 2015 are presented by segment.

U.S. and Latin America Operations
U.S. and Latin America operations consist of two major segments: Traditional and Non-Traditional. The Traditional segment primarily specializes in individual mortality-risk reinsurance and to a lesser extent, group, health and long-term care reinsurance. The Non-Traditional segment consists of Asset-Intensive and Financial Reinsurance. Asset-Intensive within the Non-Traditional segment provides coinsurance of annuities and corporate-owned life insurance policies and to a lesser extent also issues fee-based synthetic guaranteed investment contracts, which include investment-only, stable value contracts. Financial Reinsurance within the Non-Traditional segment primarily involves assisting ceding companies in meeting applicable regulatory requirements by enhancing the ceding companies’ financial strength and regulatory surplus position through relatively low risk reinsurance transactions. Typically these transactions do not qualify as reinsurance under GAAP, due to the low-risk nature of the transactions, so only the related net fees are reflected in other revenues on the condensed consolidated statements of income.

For the three months ended March 31, 2016:		Non-Traditional
(dollars in thousands)		Asset-Intensive	Financial Reinsurance	Total U.S. and Latin America
	Traditional
Revenues:
Net premiums	$1,234,394	$6,219	$—	$1,240,613
Investment income, net of related expenses	165,023	117,215	2,607	284,845
Investment related gains (losses), net	(2,100)	(128,551)	—	(130,651)
Other revenues	3,500	22,834	18,581	44,915
Total revenues	1,400,817	17,717	21,188	1,439,722
Benefits and expenses:
Claims and other policy benefits	1,119,442	19,833	—	1,139,275
Interest credited	21,400	62,558	—	83,958
Policy acquisition costs and other insurance expenses	177,078	(39,656)	2,568	139,990
Other operating expenses	31,799	5,812	2,686	40,297
Total benefits and expenses	1,349,719	48,547	5,254	1,403,520
Income before income taxes	$51,098	$(30,830)	$15,934	$36,202

For the three months ended March 31, 2015:		Non-Traditional
(dollars in thousands)		Asset-Intensive	Financial Reinsurance	Total U.S. and Latin America
	Traditional
Revenues:
Net premiums	$1,114,094	$5,041	$—	$1,119,135
Investment income, net of related expenses	143,005	147,837	1,145	291,987
Investment related gains (losses), net	(2,473)	(3,199)	—	(5,672)
Other revenues	664	26,544	15,305	42,513
Total revenues	1,255,290	176,223	16,450	1,447,963
Benefits and expenses:
Claims and other policy benefits	1,039,407	6,726	—	1,046,133
Interest credited	12,944	94,985	—	107,929
Policy acquisition costs and other insurance expenses	158,567	28,054	2,416	189,037
Other operating expenses	26,529	4,318	1,669	32,516
Total benefits and expenses	1,237,447	134,083	4,085	1,375,615
Income before income taxes	$17,843	$42,140	$12,365	$72,348
Income before income taxes decreased by $36.1 million, or 50.0%, for the three months ended March 31, 2016, as compared to the same period in 2015. The decrease in income before income taxes was primarily due to changes in the value of the embedded derivatives associated with reinsurance treaties structured on a modco or funds withheld basis combined with an increase in other-than-temporary impairments, primarily related to securities in the energy sector. The decrease in income was partially offset by favorable claims experience in the U.S. Traditional segment.
Traditional Reinsurance
The U.S. and Latin America Traditional segment provides life and health reinsurance to clients for a variety of products through yearly renewable term, coinsurance and modified coinsurance agreements. These reinsurance arrangements may involve either facultative or automatic agreements.
Income before income taxes for the U.S. and Latin America Traditional segment increased by $33.3 million, or 186.4%, for the three months ended March 31, 2016, as compared to the same period in 2015. The increase is due to improved claims experience and an increase in the overall asset base primarily associated with large in force block transactions executed in the fourth quarter of 2015.

Net premiums increased $120.3 million, or 10.8%, for the three months ended March 31, 2016, as compared to the same period in 2015. The increase was primarily due to large in force block transactions entered into the latter part of 2015 and expected organic premium growth. Further, the segment added new individual life business production, measured by face amount of insurance in force of $41.3 billion and $19.7 billion for the first three months of 2016 and 2015, respectively.
Net investment income increased $22.0 million, or 15.4%, for the three months ended March 31, 2016, as compared to the same period in 2015. The increase was primarily due to an increase in the average invested asset base primarily associated with the aforementioned in force block transactions. Investment related gains (losses), net increased $0.4 million for the three months ended March 31, 2016, as compared to the same period in 2015. A portion of investment income is allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support segment operations. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Claims and other policy benefits as a percentage of net premiums (“loss ratios”) were 90.7% and 93.3% for the three months ended March 31, 2016 and 2015, respectively. The decrease in the loss ratio for the three months ended March 31, 2016, as compared to the same period in 2015 was due primarily to lower average size of individual mortality claims. Although reasonably predictable over a period of years, claims can be volatile over short-term periods.
Interest credited expense increased $8.5 million, or 65.3%, for the three months ended March 31, 2016, as compared to the same period in 2015. Interest credited in this segment relates to amounts credited on cash value products which also have a significant mortality component. The increase relates primarily to the interest sensitive whole life products acquired in the acquisition of Aurora National Life Assurance Company ("Aurora") in the second quarter of 2015. Income before income taxes is affected by the spread between the investment income and the interest credited on the underlying products.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 14.3% and 14.2% for the three months ended March 31, 2016 and 2015, respectively. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels within coinsurance-type arrangements. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary. Also, the mix of first year coinsurance business versus yearly renewable term business can cause the percentage to fluctuate from period to period.
Other operating expenses increased $5.3 million, or 19.9%, for the three months ended March 31, 2016, as compared to the same period in 2015. A majority of the increase was due to an increase in underwriting personnel to support clients and the aforementioned acquisition of Aurora. Other operating expenses, as a percentage of net premiums were 2.6% and 2.4% for the three month periods ended March 31, 2016 and 2015, respectively. The expense ratio tends to fluctuate only slightly from period to period due to the maturity and scale of this segment.
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

(dollars in thousands)	Three months ended March 31,
	2016	2015
Revenues:
Total revenues	$17,717	$176,223
Less:
Embedded derivatives – modco/funds withheld treaties	(90,214)	147
Guaranteed minimum benefit riders and related free standing derivatives	(14,986)	(4,567)
Revenues before certain derivatives	122,917	180,643
Benefits and expenses:
Total benefits and expenses	48,547	134,083
Less:
Embedded derivatives – modco/funds withheld treaties	(51,053)	1,656
Guaranteed minimum benefit riders and related free standing derivatives	(2,849)	(1,149)
Equity-indexed annuities	13,260	5,601
Benefits and expenses before certain derivatives	89,189	127,975
Income before income taxes:
Income before income taxes	(30,830)	42,140
Less:
Embedded derivatives – modco/funds withheld treaties	(39,161)	(1,509)
Guaranteed minimum benefit riders and related free standing derivatives	(12,137)	(3,418)
Equity-indexed annuities	(13,260)	(5,601)
Income before income taxes and certain derivatives	$33,728	$52,668
Embedded Derivatives - Modco/Funds Withheld Treaties - Represents the change in the fair value of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis. The fair value changes of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in benefits and expenses. The Company's utilization of a credit valuation adjustment did not have a material effect on the change in fair value of these embedded derivatives for the three months ended March 31, 2016 and 2015.
The change in fair value of the embedded derivatives - modco/funds withheld treaties decreased income before income taxes by $39.2 million and $1.5 million for the three months ended March 31, 2016 and 2015, respectively. The decrease in income for the three months ended March 31, 2016 was primarily due to widening credit spreads. Offsetting this somewhat were declining risk-free rates.
Guaranteed Minimum Benefit Riders - Represents the impact related to guaranteed minimum benefits associated with the Company’s reinsurance of variable annuities. The fair value changes of the guaranteed minimum benefits along with the changes in fair value of the free standing derivatives (interest rate swaps, financial futures and equity options), purchased by the Company to substantially hedge the liability are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in benefits and expenses. The Company's utilization of a credit valuation adjustment did not have a material effect on the change in fair value of these embedded derivatives for the three months ended March 31, 2016 and 2015.
The change in fair value of the guaranteed minimum benefits, after allowing for changes in the associated free standing derivatives, decreased income before income taxes by $12.1 million and $3.4 million for the three months ended March 31, 2016 and 2015, respectively. The decrease in income for the three months ended March 31, 2016 and 2015 was primarily the result of updating policyholder fair value assumptions.
Equity-Indexed Annuities - Represents changes in the liability for equity-indexed annuities in excess of changes in account value, after adjustments for related deferred acquisition expenses. The change in fair value of embedded derivative liabilities associated with equity-indexed annuities decreased income before income taxes by $13.3 million and $5.6 million for the three months ended March 31, 2016 and 2015, respectively.  The decrease in income for the three months ended March 31, 2016 was primarily due to declining equity markets, which was partially offset by decreasing interest rates. The decrease in income for the three months ended March 31, 2015 was primarily due to rising equity markets and declining interest rates.

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
Discussion and analysis before certain derivatives:
Income before income taxes and certain derivatives decreased by $18.9 million for the three months ended March 31, 2016, as compared to the same period in 2015. The decrease was primarily due to an increase of $21.4 million in other-than-temporary impairments on investments, partially offset by the inclusion of Aurora in the 2016 results.
Revenue before certain derivatives decreased by $57.7 million for the three months ended March 31, 2016, as compared to the same period in 2015. The decrease in the first quarter was primarily due to the decline in fair value of equity options associated with the reinsurance of certain EIAs and other-than-temporary impairments on investments, which offset the increase in investment income associated with the acquisition of Aurora. The effect on investment income related to equity options is substantially offset by a corresponding change in interest credited.
Benefits and expenses before certain derivatives decreased by $38.8 million for the three months ended March 31, 2016, as compared to the same period in 2015. The decrease in the first quarter of 2016 was primarily due to lower interest credited associated with the reinsurance of EIAs and fixed annuities which was partially offset by the benefits and expenses associated with the acquisition of Aurora. The effect on interest credited related to equity options is substantially offset by a corresponding change in investment income.
The invested asset base supporting this segment increased to $13.1 billion as of March 31, 2016 from $10.8 billion as of March 31, 2015. The increase in the asset base was due primarily to the acquisition of Aurora in the second quarter of 2015. As of March 31, 2016, $4.0 billion of the invested assets were funds withheld at interest, of which greater than 90% is associated with one client.
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
Income before income taxes increased $3.6 million, or 28.9%, for the three months ended March 31, 2016, as compared to the same period in 2015. The increase was primarily due to growth in new transactions and organic growth on existing transactions which was partially offset by the termination of certain agreements.
At March 31, 2016 and 2015, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial structures was $7.4 billion and $6.2 billion, respectively. The increase was primarily due to a number of new transactions, as well as organic growth on existing transactions. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and therefore can fluctuate from period to period.
Canada Operations
The Company conducts reinsurance business in Canada primarily through RGA Canada, which assists clients with capital management activity, and mortality and morbidity risk management. The Canada operations are primarily engaged in Traditional reinsurance, which consists mainly of traditional individual life reinsurance, as well as creditor, group life and health and living benefits (disability and critical illness) reinsurance. Creditor insurance covers the outstanding balance on personal, mortgage or commercial loans in the event of death, disability or critical illness and is generally shorter in duration than traditional individual life insurance. The Canada operations are also engaged in Non-Traditional reinsurance which consists of longevity and financial reinsurance.

(dollars in thousands)	Three months ended March 31,
	2016			2015
Revenues:	Traditional	Non-Traditional	Total Canada	Traditional	Non-Traditional	Total Canada
Net premiums	$215,463	$8,951	$224,414	$212,550	$9,967	$222,517
Investment income, net of related expenses	42,023	384	42,407	49,440	550	49,990
Investment related gains (losses), net	1,640	—	1,640	1,458	—	1,458
Other revenues	(1,126)	1,349	223	1,556	1,357	2,913
Total revenues	258,000	10,684	268,684	265,004	11,874	276,878
Benefits and expenses:
Claims and other policy benefits	172,401	9,604	182,005	183,534	7,299	190,833
Interest credited	2	—	2	4	—	4
Policy acquisition costs and other insurance expenses	57,138	204	57,342	49,551	107	49,658
Other operating expenses	8,364	284	8,648	9,188	337	9,525
Total benefits and expenses	237,905	10,092	247,997	242,277	7,743	250,020
Income before income taxes	$20,095	$592	$20,687	$22,727	$4,131	$26,858
Income before income taxes decreased by $6.2 million, or 23.0%, for the three months ended March 31, 2016, as compared to the same period in 2015. The decrease in income in the first three months of 2016 is primarily due to a decrease in investment income and unfavorable experience on longevity business offset by improved traditional individual life mortality experience, as compared to the same period in 2015. A weaker Canadian dollar resulted in a decrease in income before income taxes of $3.7 million for the three months ended March 31, 2016, as compared to the same period in 2015.
Traditional Reinsurance
Income before income taxes for the Canada Traditional segment decreased by $2.6 million, or 11.6%, for the three months ended March 31, 2016, as compared to the same period in 2015. The decrease in income before income taxes in 2016 is primarily due to a decrease in investment income and other income offset by favorable traditional individual life mortality experience, as compared to the same period in 2015. Additionally, a weaker Canadian dollar resulted in a decrease in income before income taxes of $3.1 million for the three months ended March 31, 2016, as compared to the same period in 2015.
Net premiums increased $2.9 million, or 1.4%, for the three months ended March 31, 2016, as compared to the same period in 2015. The increase in net premiums was primarily due to an increase from creditor business of $15.9 million, as compared to the same period in 2015. This increase was largely offset by foreign currency exchange fluctuation in the Canadian dollar which resulted in a decrease in net premiums of approximately $22.0 million for the three months ended March 31, 2016, as compared to the same period in 2015. Premium levels can be significantly influenced by currency fluctuations, large transactions, mix of business and reporting practices of ceding companies and therefore may fluctuate from period to period.
Net investment income decreased $7.4 million, or 15.0%, for the three months ended March 31, 2016, as compared to the same period in 2015. Foreign currency exchange fluctuation in the Canadian dollar resulted in a decrease in net investment income of approximately $4.5 million for the three months ended March 31, 2016, as compared to the same period in 2015. Also contributing to the decrease was a decline in investment yeild. A portion of investment income is allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Other revenues decreased by $2.7 million, or 172.4%, for the three months ended March 31, 2016, as compared to the same period in 2015. The decrease in other revenues in the first three months of 2016 relates to unfavorable foreign currency exchange fluctuations.
Loss ratios for this segment were 80.0% and 86.3% for the three months ended March 31, 2016 and 2015, respectively. The decrease in the loss ratio for the first quarter of 2016, as compared to the same period in 2015, is due to improved traditional life mortality experience. Loss ratios for the traditional individual life mortality business were 99.4% and 102.5% for the first three months ended March 31, 2016 and 2015, respectively. Excluding creditor business, claims as a percentage of net premiums for this segment were 78.4% and 84.6% for the three months ended March 31, 2016 and 2015, respectively. Historically, the loss ratio increased primarily as the result of several large permanent level premium in force blocks assumed in 1997 and 1998. These blocks are mature blocks of long-term permanent level premium business in which mortality as a percentage of net premiums is expected to be higher than historical ratios. The nature of permanent level premium policies requires the Company to set up actuarial liabilities and invest the amounts received in excess of early-year claims costs to fund claims in later years when premiums, by design, continue to be level as compared to expected increasing mortality or claim costs. Excluding creditor business, claims and other policy benefits, as a percentage of net premiums and investment income were 79.2% and 78.2% for the three months ended March 31, 2016 and 2015, respectively.

Policy acquisition costs and other insurance expenses as a percentage of net premiums were 26.5% and 23.3% for the three months ended March 31, 2016 and 2015, respectively. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels and product mix. In addition, the amortization patterns of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary.
Other operating expenses decreased by $0.8 million, or 9.0%, for the three months ended March 31, 2016, as compared to the same period in 2015. The decrease was primarily due to foreign currency exchange fluctuation in the Canadian dollar, which resulted in a decrease in operating expenses of approximately $0.8 million for the three months ended March 31, 2016, as compared to the same period in 2015. Other operating expenses as a percentage of net premiums were 3.9% and 4.3% for the three months ended March 31, 2016 and 2015, respectively.
Non-Traditional Reinsurance
Income before income taxes decreased by $3.5 million, or 85.7%, for the three months ended March 31, 2016, as compared to the same period in 2015. The decrease in income in the first three months was primarily due to unfavorable experience on longevity business. A weaker Canadian dollar resulted in a decrease in income before income taxes of $0.6 million for the three months ended March 31, 2016, as compared to the same period in 2015.
Net premiums decreased $1.0 million, or 10.2%, for the three months ended March 31, 2016, as compared to the same period in 2015. A weaker Canadian dollar resulted in a decrease in net premiums of approximately $0.9 million for the three months ended March 31, 2016, as compared to the same period in 2015. Premium levels can be significantly influenced by currency fluctuations, large transactions, mix of business and reporting practices of ceding companies and therefore may fluctuate from period to period.
Net investment income decreased $0.2 million, or 30.2%, for the three months ended March 31, 2016, as compared to the same period in 2015 primarily due to a decrease in the invested asset base. A portion of investment income is allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Claims and other policy benefits increased $2.3 million, or 31.6%, for the three months ended March 31, 2016 as compared to the same period in 2015. The increase was a result of unfavorable experience on longevity business. Although reasonably predictable over a period of years, claims can be volatile over shorter periods. Management views recent experience as normal short-term volatility that is inherent in the business.

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

(dollars in thousands)	Three months ended March 31,
	2016			2015
Revenues:	Traditional	Non-Traditional	Total EMEA	Traditional	Non-Traditional	Total EMEA
Net premiums	$276,435	$35,606	$312,041	$269,746	$29,860	$299,606
Investment income, net of related expenses	12,168	28,684	40,852	12,089	16,877	28,966
Investment related gains (losses), net	5	(1,004)	(999)	12,257	851	13,108
Other revenues	1,026	4,470	5,496	1,140	7,788	8,928
Total revenues	289,634	67,756	357,390	295,232	55,376	350,608
Benefits and expenses:
Claims and other policy benefits	251,243	36,443	287,686	235,307	32,081	267,388
Interest credited	—	408	408	12,349	—	12,349
Policy acquisition costs and other insurance expenses	14,782	(193)	14,589	12,008	(530)	11,478
Other operating expenses	24,725	5,674	30,399	25,086	4,191	29,277
Total benefits and expenses	290,750	42,332	333,082	284,750	35,742	320,492
Income (loss) before income taxes	$(1,116)	$25,424	$24,308	$10,482	$19,634	$30,116

Income before income taxes decreased by $5.8 million, or 19.3%, for the three months ended March 31, 2016, as compared to the same period in 2015. The decrease in income before income taxes for the first three months was primarily due to unfavorable critical illness claims experience partially offset by increased payout annuity and longevity closed block business. Foreign currency exchange fluctuations resulted in a decrease in income before income taxes totaling $2.1 million for the three months ended March 31, 2016, as compared to the same period in 2015.
Traditional Reinsurance
Income before income taxes decreased by $11.6 million, or 110.6%, for the three months ended March 31, 2016, as compared to the same period in 2015. The decrease in income before income taxes was primarily due to unfavorable claims experience from critical illness business. Foreign currency exchange fluctuations resulted in a decrease in income before income taxes totaling $0.2 million for the three months ended March 31, 2016, as compared to the same period in 2015.
Net premiums increased $6.7 million, or 2.5%, for the three months ended March 31, 2016, as compared to the same period in 2015. Unfavorable foreign currency exchange fluctuations, primarily due to the British pound and the South African rand weakening against the U.S. dollar, decreased net premiums by approximately $23.0 million for the three months of 2016, as compared to the same period in 2015. Premiums from new business and growth in existing business offset the negative currency effect.
A portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage, primarily in the UK. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Net premiums earned from this coverage totaled $53.6 million and $58.2 million for the first three months of 2016 and 2015, respectively. Premium levels can be significantly influenced by currency fluctuations, large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.
Net investment income increased $0.1 million, or 0.7%, for the three months ended March 31, 2016, as compared to the same period in 2015. The increase for the first three months of 2016 was primarily due to an increase in the invested asset base. Foreign currency exchange fluctuation resulted in a decrease in net investment income of approximately $1.0 million for the three months ended March 31, 2016, as compared to the same period in 2015. A portion of investment income is allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Loss ratios for this segment were 90.9% and 87.2% for the three month periods ended March 31, 2016 and 2015, respectively. The increase in the loss ratio for the first three months of 2016 reflects unfavorable critical illness claims experience compared to the same period in 2015. Although reasonably predictable over a period of years, claims can be volatile over shorter periods. Management views recent experience as normal short-term volatility that is inherent in the business.
Interest credited expense decreased by $12.3 million for the three months ended March 31, 2016, as compared to the same period in 2015. Interest credited in 2015 relates to amounts credited to the contractholders of unit-linked products. In 2016, interest credited related to unit-linked products and the related investment income is reflected in Non-Traditional Reinsurance.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 5.3% and 4.5% for the three months ended March 31, 2016 and 2015, respectively. These percentages fluctuate due to timing of client company reporting, variations in the mixture of business and the relative maturity of the business.
Other operating expenses decreased $0.4 million, or 1.4%, for the three months ended March 31, 2016, as compared to the same period in 2015. The decrease was primarily due to the effect on foreign currency fluctuations. Foreign currency exchange fluctuation resulted in a decrease in operating expenses of approximately $2.4 million for the three months ended March 31, 2016, as compared to the same period in 2015. Other operating expenses as a percentage of net premiums totaled 8.9% and 9.3% for the three months ended March 31, 2016 and 2015, respectively.
Non-Traditional Reinsurance
Income before income taxes increased by $5.8 million, or 29.5%, for the three months ended March 31, 2016, as compared to the same period in 2015. The increase in income before income taxes for the first three months was primarily related to a payout annuity reinsurance (longevity) transaction executed after the third quarter of 2015 and favorable experience related to longevity business. Unfavorable foreign currency exchange fluctuations resulted in a decrease in income before income taxes totaling $1.9 million for the three months ended March 31, 2016, as compared to the same period in 2015.
Net premiums increased $5.7 million, or 19.2%, for the three months ended March 31, 2016, as compared to the same period in 2015 due to growth in longevity business. Net premiums increased due to increased volumes related to a closed longevity block. Unfavorable foreign currency exchange fluctuations decreased net premiums by approximately $2.0 million for the three months ended March 31, 2016, as compared to the same period in 2015. Premium levels can be significantly influenced by currency fluctuations, large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.

Net investment income increased $11.8 million, or 70.0%, for the three months ended March 31, 2016, as compared to the same period in 2015. This increase was primarily due to an increase in the invested asset base related to payout annuity reinsurance (longevity) transactions executed in the fourth quarter of 2015. A portion of investment income is allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Other revenues decreased by $3.3 million, or 42.6%, for the three months ended March 31, 2016, as compared to the same period in 2015. The decrease in other revenues relates to reduced fee income associated with a treaty terminated at year end 2015. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and, therefore, can fluctuate from period to period.
Claims and other policy benefits increased $4.4 million, or 13.6%, for the three months ended March 31, 2016, as compared to the same period in 2015. Claims and other policy benefits increased due to increased benefits associated with payout annuity reinsurance transactions executed in the fourth quarter of 2015. Although reasonably predictable over a period of years, claims can vary over shorter periods and will vary with large transactions. Management views recent experience as normal.
Interest credited expense increased by $0.4 million for the three months ended March 31, 2016, as compared to the same period in 2015. Interest credited in 2016 relates to amounts credited to the contractholders of unit-linked products. In 2015, interest credited related to unit-linked products was reflected in Traditional Reinsurance.
Other operating expenses increased $1.5 million, or 35.4%, for the three months ended March 31, 2016, as compared to the same period in 2015. The increase is primarily due to increased administration costs related to longevity transactions and are offset partially by the effect of foreign currency fluctuations. Foreign currency exchange fluctuation resulted in a decrease in operating expenses of approximately $0.2 million for the three months ended March 31, 2016, as compared to the same period in 2015.
Asia Pacific Operations
The Asia Pacific operations include business generated by its offices principally in Australia, China, Hong Kong, India, Japan, Malaysia, New Zealand, Singapore, South Korea and Taiwan. The principal types of reinsurance include life, critical illness, disability, superannuation, which are reported within the Traditional segment. Superannuation is the Australian government mandated compulsory retirement savings program. Superannuation funds accumulate retirement funds for employees, and, in addition, typically offer life and disability insurance coverage. The Non-Traditional segment includes financial reinsurance, asset-intensive and certain disability and life blocks sourced by the Global Financial Solutions unit. Reinsurance agreements may be facultative or automatic agreements covering primarily individual risks and in some markets, group risks.

(dollars in thousands)	Three months ended March 31,
	2016			2015
Revenues:	Traditional	Non-Traditional	Total Asia Pacific	Traditional	Non-Traditional	Total Asia Pacific
Net premiums	$374,142	$5,686	$379,828	$372,145	$10,282	$382,427
Investment income, net of related expenses	19,867	6,374	26,241	20,604	3,649	24,253
Investment related gains (losses), net	14	1,687	1,701	—	522	522
Other revenues	176	6,324	6,500	1,126	5,117	6,243
Total revenues	394,199	20,071	414,270	393,875	19,570	413,445
Benefits and expenses:
Claims and other policy benefits	274,298	3,473	277,771	265,309	5,735	271,044
Interest credited	—	3,030	3,030	—	184	184
Policy acquisition costs and other insurance expenses	44,367	1,287	45,654	46,912	546	47,458
Other operating expenses	34,374	3,728	38,102	29,006	2,960	31,966
Total benefits and expenses	353,039	11,518	364,557	341,227	9,425	350,652
Income before income taxes	$41,160	$8,553	$49,713	$52,648	$10,145	$62,793
Income before income taxes decreased by $13.1 million, or 20.8%, for the three months ended March 31, 2016, as compared to the same period in 2015. The decrease in income before income taxes for the first three months is primarily attributable to a more favorable mortality experience in the first three months of 2015 and higher operating expenses in 2016. Foreign currency exchange fluctuations resulted in a decrease to income before income taxes totaling approximately $2.0 million for the three months of 2016, as compared to the same period in 2015.

Traditional Reinsurance
Income before income taxes decreased by $11.5 million, or 21.8%, for the three months ended March 31, 2016, as compared to the same period in 2015. The decrease in income before income taxes in 2016 was primarily driven by a more favorable mortality experience in the first three months of 2015 and higher operating expenses in 2016. Foreign currency exchange fluctuations resulted in an increase (decrease) to income before income taxes totaling approximately $2.7 million for the three months of 2016, as compared to the same period in 2015.
Net premiums increased by $2.0 million, or 0.5%, for the three months ended March 31, 2016, as compared to the same period in 2015. The increase for the three month period in 2016 were driven by both new and existing business written throughout the segment. Foreign currency exchange fluctuations resulted in a decrease in net premiums of approximately $21.6 million for the three months of 2016, as compared to the same period in 2015.
A portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Reinsurance of critical illness in the segment is offered primarily in South Korea, Australia and Hong Kong. Net premiums earned from this coverage totaled $98.4 million and $69.9 million for the first three months ended March 31, 2016 and 2015, respectively. Premium levels can be significantly influenced by currency fluctuations, large transactions and reporting practices of ceding companies and can fluctuate from period to period.
Net investment income decreased $0.7 million, or 3.6%, for the three months ended March 31, 2016, as compared to the same period in 2015. The decreases were primarily due to a decline in investment yield and an unfavorable change in foreign currency exchange fluctuations of $1.2 million for the three months ended March 31, 2016, as compared to the same period in 2015. A portion of investment income is allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Other revenues decreased by $1.0 million, or 84.4%, for the three months ended March 31, 2016, as compared to the same period in 2015. The decrease in other revenues for the first three months of 2016 was due to transaction currency gains recognized in the first three months of 2015.
Loss ratios for this segment were 73.3% and 71.3% for the three months ended March 31, 2016 and 2015, respectively. The increase in the loss ratios for 2016, compared to the same period in 2015, was primarily due to more favorable mortality experience in the first three months of 2015. Although reasonably predictable over a period of years, claims can be volatile over shorter periods. Management views recent experience as normal short-term volatility that is inherent in the business.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 11.9% and 12.6% for the three months ended March 31, 2016 and 2015, respectively. The ratio of policy acquisition costs and other insurance expenses as a percentage of net premiums should generally decline as the business matures; however, the percentage does fluctuate periodically due to timing of client company reporting and variations in the mixture of business.
Other operating expenses increased $5.4 million, or 18.5%, for the three months ended March 31, 2016, as compared to the same period in 2015 mainly due to increased compensation costs relating to new positions filled during the second half of 2015, primarily in the growing Asian operations based in Hong Kong. Other operating expenses as a percentage of net premiums totaled 9.2% and 7.8% for the three months ended March 31, 2016 and 2015, respectively. The timing of premium flows and the level of costs associated with the entrance into and development of new markets within the segment may cause other operating expenses as a percentage of net premiums to fluctuate over periods of time.
Non-Traditional Reinsurance
Income before income taxes decreased by $1.6 million, or 15.7%, for the three months ended March 31, 2016, as compared to the same period in 2015. These decrease in income before income taxes is primarily attributable to unfavorable experience in the disability business within the segment in the first three months of 2016. Foreign currency exchange fluctuations resulted in an increase to income before income taxes totaling approximately $0.8 million for the three months of 2016, as compared to the same period in 2015.
Net premiums decreased $4.6 million, or 44.7%, for the three months ended March 31, 2016, as compared to the same period in 2015. The decreases were primarily due to policy lapses on a closed block of business associated with a treaty in Japan. Foreign currency exchange fluctuations resulted in an increase in net premiums of approximately $0.2 million for the three months of 2016, as compared to the same period in 2015. Premium levels can be significantly influenced by currency fluctuations, large transactions and reporting practices of ceding companies and can fluctuate from period to period.

Net investment income increased $2.7 million, or 74.7%, for the three months ended March 31, 2016, as compared to the same period in 2015 mainly due to growth in the invested asset base. Foreign currency exchange fluctuation resulted in a decrease in net investment income of approximately $0.4 million for the three months of 2016, as compared to the same period in 2015. A portion of investment income is allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Other revenues increased by $1.2 million, or 23.6%, for the three months ended March 31, 2016, as compared to the same period in 2015. The increase in other revenues for the three months ended March 31, 2016 was primarily due to certain non-traditional transactions entered into in 2016. At March 31, 2016 and 2015, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures was $1.0 billion and $1.3 billion, respectively. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and, therefore, can fluctuate from period to period.
Claims and other policy benefits decreased by $2.3 million, or 39.4%, for the three months ended March 31, 2016, as compared to the same period in 2015. This decrease is attributable to favorable experience on life business within the segment. Although reasonably predictable over a period of years, claims can be volatile over shorter periods. Management views recent experience as normal short-term volatility that is inherent in the business.
Other operating expenses increased $0.8 million, or 25.9%, for the three months ended March 31, 2016, as compared to the same period in 2015, respectively. The timing of premium flows and the level of costs associated with the entrance into and development of new markets within the segment may cause other operating expenses to fluctuate over periods of time.
Corporate and Other
Corporate and Other revenues primarily include investment income from unallocated invested assets and investment related gains and losses. Corporate and Other benefits and expenses consist of the offset to capital charges allocated to the operating segments within the policy acquisition costs and other insurance income line item, unallocated overhead and executive costs, interest expense related to debt, and the investment income and expense associated with the Company’s collateral finance and securitization transactions. Additionally, Corporate and Other includes results from, among others, RGA Technology Partners, a wholly-owned subsidiary that develops and markets technology solutions for the insurance industry.

(dollars in thousands)	Three months ended March 31,
	2016	2015
Revenues:
Net premiums	$109	$167
Investment income, net of related expenses	22,921	31,695
Investment related gains (losses), net	7,423	(1,833)
Other revenues	2,049	1,690
Total revenues	32,502	31,719
Benefits and expenses:
Claims and other policy benefits	27	53
Interest credited	507	212
Policy acquisition costs and other insurance income	(23,812)	(20,588)
Other operating expenses	39,978	18,334
Interest expense	32,807	35,627
Collateral finance and securitization expense	6,325	6,071
Total benefits and expenses	55,832	39,709
Loss before income taxes	$(23,330)	$(7,990)
Loss before income taxes increased by $15.3 million, or 192.0%, for the three months ended March 31, 2016, as compared to the same period in 2015. The increase in loss before income taxes in the first quarter is primarily due to an increase of $16.1 million in total benefits and expenses.
Total revenues increased by $0.8 million, or 2.5%, for the three months ended March 31, 2016, as compared to the same period in 2015. The increase for the first three months is primarily due to an increase of $9.3 million in investment related gains (losses), net, partially offset by a decrease of $8.8 million in investment income, net of related expenses due to a decrease in allocated invested assets and lower investment yields.

Total benefits and expenses increased by $16.1 million, or 40.6%, for the three months ended March 31, 2016, as compared to the same period in 2015. The increase in the first three months is primarily due to a $21.6 million increase in other operating expenses mainly due to increases related to compensation, including incentive compensation accruals, and general expenses.
Liquidity and Capital Resources
Current Market Environment
The current interest rate environment in select markets, primarily the U.S. and Canada, continues to negatively affect the Company's earnings. The average investment yield, excluding spread business, has decreased 32 basis points for the three months ended March 31, 2016 as compared to the same period in 2015. Results of operations in the first three months of 2016 and 2015 include unfavorable changes in the value of embedded derivatives. The effect of changes in credit spreads in the U.S. markets generated decreases in revenue related to embedded derivatives in both three month periods but to a greater extent in 2016 than 2015. In addition, the Company’s insurance liabilities, in particular its annuity products, are sensitive to changing market factors. The decrease in interest rates during the first quarter of 2016 has increased gross unrealized gains on fixed maturity and equity securities available-for-sale, which totaled $2,493.8 million and $1,947.0 million at March 31, 2016, and December 31, 2015, respectively. Similarly, gross unrealized losses decreased from $627.5 million at December 31, 2015 to $386.5 million at March 31, 2016.
The Company continues to be in a position to hold any investment security showing an unrealized loss until recovery, provided it remains comfortable with the credit of the issuer. As indicated above, gross unrealized gains on investment securities of $2,493.8 million remain well in excess of gross unrealized losses of $386.5 million as of March 31, 2016. Historically low interest rates continued to put pressure on the Company’s investment yield. The Company does not rely on short-term funding or commercial paper and to date it has experienced no liquidity pressure, nor does it anticipate such pressure in the foreseeable future.
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
The Holding Company
RGA is an insurance holding company whose primary uses of liquidity include, but are not limited to, the immediate capital needs of its operating companies, dividends paid to its shareholders, repurchase of common stock and interest payments on its indebtedness. The primary sources of RGA’s liquidity include proceeds from its capital-raising efforts, interest income on undeployed corporate investments, interest income received on surplus notes with RGA Reinsurance, RCM and Rockwood Re and dividends from operating subsidiaries. As the Company continues its expansion efforts, RGA will continue to be dependent upon these sources of liquidity. The following tables provide comparative information for RGA (dollars in thousands):

	Three months ended March 31,
	2016	2015
Interest expense	$40,523	$44,022
Capital contributions to subsidiaries	—	—
Dividends to shareholders	24,019	22,669
Interest and dividend income	23,049	23,843
Issuance of unaffiliated debt	—	—

	March 31, 2016	December 31, 2015
Cash and invested assets	$674,317	$720,068
See Item 15, Schedule II - “Condensed Financial Information of the Registrant” in the 2015 Annual Report for additional financial information related to RGA.
RGA, through wholly-owned subsidiaries, has committed to provide statutory reserve support to third-parties, in exchange for a fee, by funding loans if certain defined events occur. Such statutory reserves are required under the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX for term life insurance policies and Regulation A-XXX for universal life secondary guarantees). The third-parties have recourse to RGA should the subsidiary fail to provide the required funding, however, as of March 31, 2016, the Company does not believe that it will be required to provide any funding under these commitments as the occurrence of the defined events is considered remote. See Note 8 - "Commitments, Contingencies and

Guarantees" in the Notes to Condensed Consolidated Financial Statements for a table that presents these commitments by period and maximum obligation.
RGA established an intercompany revolving credit facility where certain subsidiaries can lend to or borrow from each other and from RGA in order to manage capital and liquidity more efficiently. The intercompany revolving credit facility, which is a series of demand loans among RGA and its affiliates, is permitted under applicable insurance laws. This facility reduces overall borrowing costs by allowing RGA and its operating companies to access internal cash resources instead of incurring third-party transaction costs. The statutory borrowing and lending limit for RGA’s Missouri-domiciled insurance subsidiaries is currently 3% of the insurance company’s admitted assets as of its most recent year-end. There was $45.0 million outstanding under the intercompany revolving credit facility as of March 31, 2016 and December 31, 2015. In addition to loans associated with the intercompany revolving credit facility, RGA and its subsidiary, RGA Capital LLC, provided loans to RGA Australian Holdings Pty Limited, another RGA subsidiary, with a total outstanding balance of $45.9 million and $43.7 million as of March 31, 2016 and December 31, 2015, respectively.
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
The undistributed earnings of substantially all of the Company’s foreign subsidiaries have been reinvested indefinitely in such non-U.S. operations, as described in Note 9 - “Income Tax” of the Notes to Consolidated Financial Statements in the 2015 Annual Report. Under current tax laws, should the Company repatriate such earnings, it may be subject to additional U.S. income taxes and foreign withholding taxes.
RGA endeavors to maintain a capital structure that provides financial and operational flexibility to its subsidiaries, credit ratings that support its competitive position in the financial services marketplace, and shareholder returns. As part of the Company’s capital deployment strategy, is has in recent years repurchased shares of RGA common stock and paid dividends to RGA shareholders, as authorized by the board of directors. RGA’s current share repurchase program, which was approved by the board of directors in January 2016, authorizes the repurchase of up to $400.0 million of common stock. The pace of repurchase activity depends on various factors such as the level of available cash, an evaluation of the costs and benefits associated with alternative uses of excess capital, such as acquisitions and in force reinsurance transactions, and RGA’s stock price.
Details underlying dividend and share repurchase program activity were as follows (in thousands, except share data):

	Three months ended March 31,
	2016	2015
Dividends to shareholders	$24,019	$22,669
Repurchases of treasury stock	105,144	230,124
Total amount paid to shareholders	$129,163	$252,793

Number of shares repurchased	1,232,684	2,538,718
Average price per share	$85.30	$90.65
In April 2016, RGA’s board of directors declared a quarterly dividend of $0.37 per share. All future payments of dividends are at the discretion of RGA’s board of directors and will depend on the Company’s earnings, capital requirements, insurance regulatory conditions, operating conditions, and other such factors as the board of directors may deem relevant. The amount of dividends that RGA can pay will depend in part on the operations of its reinsurance subsidiaries. See Note 3 - "Equity" in the Notes to Condensed Consolidated Financial Statements for information on the Company's share repurchase program.

Debt
Certain of the Company’s debt agreements contain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of consolidated net worth, maximum ratios of debt to capitalization and change of control provisions. The Company is required to maintain a minimum consolidated net worth, as defined in the debt agreements, of $3.5 billion, calculated as of the last day of each fiscal quarter. Also, consolidated indebtedness, calculated as of the last day of each fiscal quarter, cannot exceed 35% of the sum of the Company’s consolidated indebtedness plus adjusted consolidated stockholders' equity. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the various agreements. Additionally, the Company’s debt agreements contain cross-default covenants, which would make outstanding borrowings immediately payable in the event of a material uncured covenant default under any of the agreements, including, but not limited to, non-payment of indebtedness when due for an amount in excess of $100.0 million, bankruptcy proceedings, or any other event which results in the acceleration of the maturity of indebtedness. As of March 31, 2016 and December 31, 2015, the Company had $2,312.2 million and $2,312.6 million, respectively, in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, available liquidity at the holding company, and the Company’s ability to raise additional funds.
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
The Company may borrow up to $850.0 million in cash and obtain letters of credit in multiple currencies on its revolving credit facility that expires in September 2019. As of March 31, 2016, the Company had no cash borrowings outstanding and $231.7 million in issued, but undrawn, letters of credit under this facility. As of both March 31, 2016 and December 31, 2015, the average interest rate on short-term and long-term debt outstanding was 5.22% and 5.20%, respectively.
Based on the historic cash flows and the current financial results of the Company, management believes RGA’s cash flows will be sufficient to enable RGA to meet its obligations for at least the next 12 months.
Credit and Committed Facilities
At March 31, 2016, the Company maintained an $850.0 million syndicated revolving credit facility and certain committed letter of credit facilities aggregating $714.8 million. See note 13 - “Debt” in the Notes to Consolidated Financial Statements in the 2015 Annual Report for further information about these facilities.
The Company has obtained bank letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions similar to those described in the “Debt” discussion above. At March 31, 2016, there were approximately $118.6 million of outstanding bank letters of credit in favor of third parties. Additionally, in accordance with applicable regulations, the Company utilizes letters of credit to secure statutory reserve credits when it retrocedes business to its affiliated subsidiaries. The Company cedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions, such as the U.S. and the UK. The Company believes the capital required to support the business in the affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of March 31, 2016, $980.5 million in letters of credit from various banks were outstanding, but undrawn, backing reinsurance between the various subsidiaries of the Company.
Statutory Reserve Funding, Collateral Finance and Securitization Notes
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
Collateral Finance Notes
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
In October 2015, RGA's subsidiary, RGA Americas, entered into a collateral financing transaction pursuant to which it issued a CAD$150.0 million note to a third party and, in return, obtained a CAD$150.0 million demand note issued by a designated series of a Delaware master trust. The demand note matures in October 2020 and is used to support collateral requirements for Canadian reinsurance transactions.
The demand note is secured by a portfolio of specified assets that have an aggregate market value at least equal to the principal amount of the demand note and a payment obligation pledged by a third party financial institution. The principal amount of the demand note is payable upon demand by the holder, which creates a corresponding payment under the note issued by RGA Americas. The note issued by RGA Americas bears interest at a rate equal to the rate on the corresponding demand note, plus an amount representing fees payable to the applicable third party financial institution. No principal payments have been received or are currently due on the demand note and, as a result, there was no payment obligation under the note issued by RGA Americas. Accordingly, the notes are not reflected in the Company’s condensed consolidated balance sheets.
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
Additional sources of liquidity to meet unexpected cash outflows in excess of operating cash inflows and current cash and equivalents on hand include selling short-term investments or fixed maturity securities and drawing funds under a revolving credit facility, under which the Company had availability of $618.3 million as of March 31, 2016. The Company also has $848.7 million of funds available through collateralized borrowings from the FHLB as of March 31, 2016.
The Company’s principal cash outflows relate to the payment of claims liabilities, interest credited, operating expenses, income taxes, and principal and interest under debt and other financing obligations. The Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage and coinsurance contracts (See Note 2, “Summary of Significant Accounting Policies” of the Company's 2015 Annual Report). The Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance. The Company has never experienced a material default in connection with retrocession arrangements, nor has it experienced any difficulty in collecting claims recoverable from retrocessionaires; however, no assurance can be given as to the future performance of such retrocessionaires nor to the recoverability of future claims. The Company’s management believes its current sources of liquidity are adequate to meet its cash requirements for the next 12 months.

Summary of Primary Sources and Uses of Liquidity and Capital
The Company's primary sources and uses of liquidity and capital are summarized as follows:

	For the three months ended March 31,
	2016	2015
	(Dollars in thousands)
Sources:
Net cash provided by operating activities	$368,572	$316,211
Exercise of stock options, net	3,239	5,759
Change in cash collateral for derivative positions and other arrangements	40,392	31,109
Cash provided by changes in universal life and other
investment type policies and contracts	391,071	—
Effect of exchange rate changes on cash	20,439	—
Total sources	823,713	353,079

Uses:
Net cash used in investing activities	709,597	503,714
Dividends to stockholders	24,019	22,669
Repayment of collateral finance and securitization notes	6,877	7,367
Debt issuance costs	—	1,184
Principal payments of long-term debt	610	586
Purchases of treasury stock	105,803	214,665
Cash used for changes in universal life and other
investment type policies and contracts	—	130,294
Effect of exchange rate changes on cash	—	35,090
Total uses	846,906	915,569
Net change in cash and cash equivalents	$(23,193)	$(562,490)
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
Contractual Obligations
There were no material changes in the Company’s contractual obligations from those reported in the 2015 Annual Report.
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
The Company’s liquidity position (cash and cash equivalents and short-term investments) was $1,933.6 million and $2,083.6 million at March 31, 2016 and December 31, 2015, respectively. Cash and cash equivalents includes cash collateral received from derivative counterparties of $265.3 million and $245.0 million as of March 31, 2016 and December 31, 2015, respectively. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in other liabilities in the Company’s condensed consolidated balance sheets. Liquidity needs are determined from valuation analyses conducted by operational units and are driven by product portfolios. Periodic evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.
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
RGA Reinsurance is a member of the FHLB and holds $36.7 million of FHLB common stock, which is included in other invested assets on the Company's condensed consolidated balance sheets. Membership provides RGA Reinsurance access to borrowing arrangements (“advances”) and funding agreements, discussed below, with the FHLB. RGA Reinsurance did not have any advances from the FHLB at March 31, 2016 and December 31, 2015. RGA Reinsurance’s average outstanding balance of advances was $35.5 million for the first three months of 2016, and did not have any advances during the first three months of 2015. Interest on advances is reflected in interest expense on the Company's condensed consolidated statements of income.
In addition, RGA Reinsurance has also entered into funding agreements with the FHLB under guaranteed investment contracts whereby RGA Reinsurance has issued the funding agreements in exchange for cash and for which the FHLB has been granted a blanket lien on RGA Reinsurance's commercial and residential mortgage-backed securities and commercial mortgage loans used to collateralize RGA Reinsurance's obligations under the funding agreements. RGA Reinsurance maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreements represented by this blanket lien provide that upon any event of default by RGA Reinsurance, the FHLB's recovery is limited to the amount of RGA Reinsurance's liability under the outstanding funding agreements. The amount of the RGA Reinsurance's liability for the funding agreements with the FHLB under guaranteed investment contracts was $668.1 million and $622.1 million at March 31, 2016 and December 31, 2015, respectively, which is included in interest sensitive contract liabilities on the Company's condensed consolidated balance sheets. The advances on these agreements are collateralized primarily by commercial and residential mortgage-backed securities and commercial mortgage loans. The amount of collateral exceeds the liability and is dependent on the type of assets collateralizing the guaranteed investment contracts.

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
Portfolio Composition
The Company had total cash and invested assets of $45.0 billion and $43.5 billion at March 31, 2016 and December 31, 2015, respectively, as illustrated below (dollars in thousands):

	March 31, 2016	% of Total	December 31, 2015	% of Total
Fixed maturity securities, available-for-sale	$31,148,714	69.3%	$29,642,905	68.1%
Mortgage loans on real estate	3,292,496	7.3	3,129,951	7.2
Policy loans	1,451,857	3.2	1,468,796	3.4
Funds withheld at interest	5,797,183	12.9	5,880,203	13.5
Short-term investments	431,535	1.0	558,284	1.3
Other invested assets	1,368,544	3.0	1,298,120	3.0
Cash and cash equivalents	1,502,082	3.3	1,525,275	3.5
Total cash and invested assets	$44,992,411	100.0%	$43,503,534	100.0%
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

	Three months ended March 31,
	2016	2015	Increase/ (Decrease)
Average invested assets at amortized cost	$22,379,003	$21,073,262	6.2%
Net investment income	245,299	247,239	(0.8)%
Investment yield (ratio of net investment income to average invested assets)	4.46%	4.78%	(32) bps

Investment yield decreased for the three months ended March 31, 2016 in comparison to the same period in the prior year due to the effect of low interest rate environment.
Fixed Maturity and Equity Securities Available-for-Sale
See “Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables that provide the amortized cost, unrealized gains and losses, estimated fair value of fixed maturity and equity securities, and the other-than-temporary impairments in AOCI by sector as of March 31, 2016 and December 31, 2015.
The Company’s fixed maturity securities are invested primarily in corporate bonds, mortgage- and asset-backed securities, and U.S. and foreign government securities. As of March 31, 2016 and December 31, 2015, approximately 94.8% and 94.6%, respectively, of the Company’s consolidated investment portfolio of fixed maturity securities were investment grade.

Important factors in the selection of investments include diversification, quality, yield, call protection and total rate of return potential. The relative importance of these factors is determined by market conditions and the underlying reinsurance liability and existing portfolio characteristics. The largest asset class in which fixed maturity securities were invested was corporate securities, which represented approximately 59.5% and 59.7% of total fixed maturity securities as of March 31, 2016 and December 31, 2015, respectively. See “Corporate Fixed Maturity Securities” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables showing the major industry types, which comprise the corporate fixed maturity holdings at March 31, 2016 and December 31, 2015.
As of March 31, 2016, the Company’s investments in Canadian and Canadian provincial government securities represented 12.5% of the fair value of total fixed maturity securities compared to 12.1% of the fair value of total fixed maturity securities at December 31, 2015. These assets are primarily high quality, long duration provincial strips, the valuation of which is closely linked to the interest rate curve. These assets are longer in duration and held primarily for asset/liability management to meet Canadian regulatory requirements. See “Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables showing the various sectors as of March 31, 2016 and December 31, 2015.
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
The quality of the Company’s available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity security portfolio, at March 31, 2016 and December 31, 2015 was as follows (dollars in thousands):

		March 31, 2016			December 31, 2015
NAIC Designation	Rating Agency Designation	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
1	AAA/AA/A	$18,511,837	$20,516,462	65.9%	$17,801,017	$19,231,535	64.8%
2	BBB	8,813,991	9,005,192	28.9	8,838,444	8,830,172	29.8
3	BB	1,096,165	1,057,763	3.4	1,054,449	1,001,614	3.4
4	B	402,872	372,795	1.2	399,417	359,591	1.2
5	CCC and lower	178,537	165,491	0.5	207,351	197,498	0.7
6	In or near default	31,872	31,011	0.1	22,299	22,495	0.1
	Total	$29,035,274	$31,148,714	100.0%	$28,322,977	$29,642,905	100.0%

The Company’s fixed maturity portfolio includes structured securities. The following table shows the types of structured securities the Company held at March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016		December 31, 2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Residential mortgage-backed securities:
Agency	$593,662	$642,617	$602,524	$634,077
Non-agency	737,232	738,280	675,474	677,400
Total residential mortgage-backed securities	1,330,894	1,380,897	1,277,998	1,311,477
Commercial mortgage-backed securities	1,466,500	1,508,183	1,456,848	1,483,087
Asset-backed securities	1,319,616	1,289,381	1,219,000	1,212,676
Total	$4,117,010	$4,178,461	$3,953,846	$4,007,240

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
Asset-backed securities include credit card and automobile receivables, student loans, home equity loans and collateralized debt obligations (primarily collateralized loan obligations). The Company owns floating rate securities that represent approximately 12.1% and 12.4% of the total fixed maturity securities at March 31, 2016 and December 31, 2015, respectively. These investments have a higher degree of income variability than the other fixed income holdings in the portfolio due to the floating rate nature of the interest payments. The Company holds these investments to match specific floating rate liabilities primarily reflected in the condensed consolidated balance sheets as collateral finance notes, as well as to enhance asset management strategies. In addition to the risks associated with floating rate securities, principal risks in holding asset-backed securities are structural, credit and capital market risks. Structural risks include the securities’ cash flow priority in the capital structure and the inherent prepayment sensitivity of the underlying collateral. Credit risks include the adequacy and ability to realize proceeds from the collateral. Credit risks are mitigated by credit enhancements which include excess spread, over-collateralization and subordination. Capital market risks include general level of interest rates and the liquidity for these securities in the marketplace.
The Company monitors its fixed maturity and equity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, the length of time and the extent to which the market value has been below amortized cost, compliance with covenants, general market and industry sector conditions, current intent and ability to hold securities, and various other subjective factors. Based on management's judgment, securities determined to have an other-than-temporary impairment in value are written down to fair value. For the three months ended March 31, 2016, other-than-temporary impairments on corporate and other fixed maturity securities related primarily to emerging market and high-yield debt exposures. See “Investments – Other-than-Temporary Impairment” in Note 2 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in the 2015 Annual Report for additional information. The table below summarizes other-than-temporary impairments and changes in the mortgage loan provision for the three months ended March 31, 2016 and 2015 (dollars in thousands).

	Three months ended March 31,
	2016	2015
Impairment losses on fixed maturity securities	$33,817	$2,527
Other impairment losses	2,049	4,509
Change in mortgage loan provision	11	(341)
Total	$35,877	$6,695
The fixed maturity impairments for the three months ended March 31, 2016 and 2015 were largely related to high-yield energy and emerging market corporate securities. In addition, other impairment losses for the three months ended March 31, 2016 and 2015 are due to impairments on limited partnerships.
There has been increased focus on the energy sector spurred by lower prices for oil. The Company’s exposure to lower oil prices includes fixed maturity and equity securities, funds withheld at interest, credit default swaps and other investments. The fixed maturity and equity securities, and funds withheld at interest consist of corporate bonds, foreign agency bonds and non-redeemable preferred stock. The following table presents information regarding the Company's exposure to these investments as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016	December 31, 2015
Total energy sector investments, estimated fair value	$2,432,272	$2,342,803
Fixed maturity and equity securities:
Amortized cost	$2,408,850	$2,378,775
Net unrealized losses	84,343	157,813
Estimated fair value	$2,324,507	$2,220,962
Percentage investment grade	87.5%	89.0%
Net written credit default swaps, notional amount	$110,608	$110,608

At March 31, 2016 and December 31, 2015, the Company had $386.5 million and $627.5 million, respectively, of gross unrealized losses related to its fixed maturity and equity securities. The distribution of the gross unrealized losses related to these securities is shown below.

	March 31, 2016	December 31, 2015
Sector:
Corporate securities	76.4%	75.8%
Canadian and Canada provincial governments	—	0.4
Residential mortgage-backed securities	2.9	1.9
Asset-backed securities	10.6	2.9
Commercial mortgage-backed securities	1.6	1.8
State and political subdivisions	2.1	9.2
U.S. government and agencies	0.8	1.4
Other foreign government, supranational and foreign government-sponsored enterprises	5.6	6.6
Total	100.0%	100.0%
Industry:
Finance	11.3%	8.8%
Asset-backed	10.6	2.9
Industrial	61.3	62.1
Mortgage-backed	4.5	3.7
Government	8.5	17.6
Utility	3.8	4.9
Total	100.0%	100.0%
See “Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the total gross unrealized losses for fixed maturity and equity securities at March 31, 2016 and December 31, 2015, respectively, where the estimated fair value had declined and remained below amortized cost by less than 20% or more than 20%.
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
See “Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables that present the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for fixed maturity and equity securities that have estimated fair values below amortized cost, by class and grade security, as well as the length of time the related market value has remained below amortized cost as of March 31, 2016 and December 31, 2015.
As of March 31, 2016 and December 31, 2015, the Company classified approximately 8.0% and 8.2%, respectively, of its fixed maturity securities in the Level 3 category (refer to Note 6 – “Fair Value of Assets and Liabilities” in the Notes to Condensed Consolidated Financial Statements for additional information). These securities primarily consist of private placement corporate securities, bank loans, below investment grade commercial and residential mortgage-backed securities, collateralized loan obligations and subprime asset-backed securities with inactive trading markets.
See “Securities Borrowing and Other” in Note 4 - “Investments” in the Notes to Condensed Consolidated Financial Statements for information related to the Company’s securities borrowing, repurchase and repurchase/reverse repurchase programs.
Mortgage Loans on Real Estate
Mortgage loans represented approximately 7.3% and 7.2% of the Company’s cash and invested assets as of March 31, 2016 and December 31, 2015, respectively. The Company’s mortgage loan portfolio consists of U.S. and Canada based investments primarily in commercial offices, light industrial properties and retail locations. The mortgage loan portfolio is diversified by geographic region and property type. Additional information on geographic concentration and property type can be found under "Mortgage Loans on Real Estate" in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements.

As of March 31, 2016 and December 31, 2015, the Company’s mortgage loans, gross of valuation allowances, were distributed geographically as follows (dollars in thousands):

	March 31, 2016		December 31, 2015
	Recorded Investment	% of Total	Recorded Investment	% of Total
Pacific	$948,820	28.8%	$894,411	28.5%
South Atlantic	692,390	21.0	663,528	21.2
Mountain	532,317	16.1	486,699	15.5
East North Central	314,560	9.5	337,002	10.7
West North Central	295,070	8.9	274,760	8.8
West South Central	240,186	7.3	237,549	7.6
Middle Atlantic	162,568	4.9	151,084	4.8
East South Central	74,440	2.3	59,630	1.9
New England	33,443	1.0	32,101	1.0
Subtotal - U.S.	3,293,794	99.8	3,136,764	100.0
Canada	5,526	0.2	—	—
Total	$3,299,320	100.0%	$3,136,764	100.0%
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
Policy Loans
Policy loans comprised approximately 3.2% and 3.4% of the Company’s cash and invested assets as of March 31, 2016 and December 31, 2015, respectively, the majority of which are associated with one client. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. The Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.
Funds Withheld at Interest
Funds withheld at interest comprised approximately 12.9% and 13.5% of the Company’s cash and invested assets as of March 31, 2016 and December 31, 2015, respectively. For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company, and are reflected as funds withheld at interest on the Company’s condensed consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances against amounts owed by the ceding company. Interest accrues to the total funds withheld at interest assets at rates defined by the treaty terms. Additionally, under certain treaties the Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had an average financial strength rating of “A” at March 31, 2016 and December 31, 2015. Certain ceding companies maintain segregated portfolios for the benefit of the Company.
Other Invested Assets
Other invested assets include equity securities, limited partnership interests, joint ventures (other than operating joint ventures), structured loans, derivative contracts, FVO contractholder-directed unit-linked investments, FHLB common stock, real estate held-for-investment and equity release mortgages. Other invested assets represented approximately 3.0% of the Company’s cash and invested assets as of March 31, 2016 and December 31, 2015. See “Other Invested Assets” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the carrying value of the Company’s other invested assets by type as of March 31, 2016 and December 31, 2015.

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
See Note 5 - “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the notional amounts and fair value of investment related derivative instruments held at March 31, 2016 and December 31, 2015.
The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value at the reporting date plus or minus any collateral posted or held by the Company. The Company had credit exposure related to its derivative contracts, excluding futures and mortality swaps, of $6.0 million and $7.8 million at March 31, 2016 and December 31, 2015, respectively.
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
Risk Categories
The Company categorizes its main risks as insurance risk, market risk, credit risk and operational risk. Specific risk assessments and descriptions can be found below and in Item 1A – “Risk Factors” of the 2015 Annual Report.
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
Interest Rate Risk
Interest rate risk is the potential for loss, on a net asset and liability basis, due to changes in interest rates, including both risk-free rate changes and credit spread changes. This risk arises from many of the Company’s primary activities, as the Company invests substantial funds in interest-sensitive assets, primarily fixed maturity securities, and also has certain interest-sensitive contract liabilities. A prolonged period where market yields are significantly below the book yields of the Company's asset portfolio puts downward pressure on portfolio book yields. The Company has been proactive in its investment strategies, reinsurance structures and overall asset-liability practices to reduce the risk of unfavorable consequences in this type of environment.
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
Alternative Investments
Alternative investments are investments in non-traditional asset classes that are most commonly backing capital and surplus. The Company generally restricts the alternative investments portfolio to non-liability supporting assets: that is, free surplus. For (re)insurance companies, alternative investments generally encompass: hedge funds, owned commercial real estate, emerging markets debt, distressed debt, commodities, infrastructure, tax credits, and equities, both public and private. The Company mitigates its exposure to alternative investments by limiting the size of the alternative investments holding.

Fixed Indexed Annuities
The Company reinsures fixed indexed annuities ("FIAs"). Credits for FIAs are affected by changes in equity markets. Thus the fair value of the benefit is a function of primarily index returns and volatility. The Company hedges most of the underlying FIA equity exposure.
Variable Annuities
The Company reinsures variable annuities including those with guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”) and guaranteed minimum withdrawal benefits (“GMWB”). Strong equity markets, increases in interest rates and decreases in equity market volatility will generally decrease the fair value of the liabilities underlying the benefits. Conversely, a decrease in the equity markets along with a decrease in interest rates and an increase in equity market volatility will generally result in an increase in the fair value of the liabilities underlying the benefits, which has the effect of increasing reserves and lowering earnings. The Company maintains a customized dynamic hedging program that is designed to substantially mitigate the risks associated with income volatility around the change in reserves on guaranteed benefits, ignoring the Company’s own credit risk assessment. However, the hedge positions may not fully offset the changes in the carrying value of the guarantees due to, among other things, time lags, high levels of volatility in the equity and derivative markets, extreme swings in interest rates, unexpected contract holder behavior, and divergence between the performance of the underlying funds and hedging indices. These factors, individually or collectively, may have a material adverse effect on the Company’s net income, financial condition or liquidity. The table below provides a summary of variable annuity account values and the fair value of the guaranteed benefits as of March 31, 2016 and December 31, 2015.

(dollars in millions)	March 31, 2016	December 31, 2015
No guarantee minimum benefits	$753	$782
GMDB only	60	62
GMIB only	5	5
GMAB only	31	33
GMWB only	1,386	1,425
GMDB / WB	349	359
Other	21	22
Total variable annuity account values	$2,605	$2,688
Fair value of liabilities associated with living benefit riders	$255	$192
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
Generally, RGA’s insurance subsidiaries retrocede amounts in excess of their retention to RGA Reinsurance, Parkway Re, RGA Barbados, RGA Americas, Rockwood Re, Manor Re, RGA Worldwide or RGA Atlantic. External retrocessions are arranged through the Company’s retrocession pools for amounts in excess of its retention. As of March 31, 2016, all retrocession pool members in this excess retention pool rated by the A.M. Best Company were rated “A-” or better. A rating of “A-” is the fourth highest rating out of fifteen possible ratings. For a majority of the retrocessionaires that were not rated, letters of credit or trust assets have been given as additional security. In addition, the Company performs annual financial and in force reviews of its retrocessionaires to evaluate financial stability and performance.
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
New Accounting Standards
See Note 13 — “New Accounting Standards” in the Notes to Condensed Consolidated Financial Statements.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in the Company’s quantitative or qualitative aspects of market risk during the quarter ended March 31, 2016 from that disclosed in the 2015 Annual Report. See “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk”, which is included herein, for additional information.
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
There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A.  Risk Factors
There were no material changes from the risk factors disclosed in the 2015 Annual Report.
ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes RGA’s repurchase activity of its common stock during the quarter ended March 31, 2016:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program
January 1, 2016 - January 31, 2016	544	$83.82	—	$400,000,000
February 1, 2016 - February 29, 2016	1,238,501	$85.31	1,232,684	$294,855,892
March 1, 2016 - March 31, 2016	1,107	$94.24	—	$294,855,892

(1)
RGA repurchased 1,232,684 shares of common stock under its share repurchase program for $105.1 million during February 2016. The Company net settled - issuing 844, 15,474 and 3,592 shares from treasury and repurchasing from recipients 544, 5,817 and 1,107 shares in January, February and March, respectively, in settlement of income tax withholding requirements incurred by the recipients of an equity incentive award.

On January 21, 2016, RGA’s board of directors authorized a share repurchase program, with no expiration date, for up to $400.0 million of the RGA’s outstanding common stock. In connection with this authorization, the board of directors terminated the stock repurchase authority granted in 2015.
ITEM 6.  Exhibits
See index to exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Reinsurance Group of America, Incorporated
Date: May 5, 2016	By:	/s/ A. Greig Woodring
A. Greig Woodring
Chief Executive Officer
(Principal Executive Officer)
Date: May 5, 2016	By:	/s/ Todd C. Larson
Todd C. Larson
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

10.1
Form of Performance Contingent Share Agreement between the Company and A. Greig Woodring, effective March 4, 2016, incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed March 8, 2016.*

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