Form 10-Q
period 2016-06-30
REINSURANCE GROUP OF AMERICA INC
filed 2016-08-03
CIK 898174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Yes ☐  No ☒
As of July 31, 2016, 64,065,779 shares of the registrant’s common stock were outstanding.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2016	December 31, 2015
	(Dollars in thousands, except share data)
Assets
Fixed maturity securities:
Available-for-sale at fair value (amortized cost of $30,076,884 and $28,322,977)	$33,160,976	$29,642,905
Mortgage loans on real estate (net of allowances of $6,499 and $6,813)	3,377,039	3,129,951
Policy loans	1,445,410	1,468,796
Funds withheld at interest	5,899,289	5,880,203
Short-term investments	195,979	558,284
Other invested assets	1,682,143	1,298,120
Total investments	45,760,836	41,978,259
Cash and cash equivalents	1,034,329	1,525,275
Accrued investment income	368,926	339,452
Premiums receivable and other reinsurance balances	1,917,844	1,797,504
Reinsurance ceded receivables	681,425	637,859
Deferred policy acquisition costs	3,401,935	3,392,437
Other assets	711,408	712,366
Total assets	$53,876,703	$50,383,152
Liabilities and Stockholders’ Equity
Future policy benefits	$19,605,021	$19,612,251
Interest-sensitive contract liabilities	14,024,012	13,663,873
Other policy claims and benefits	4,305,219	4,094,640
Other reinsurance balances	344,527	296,899
Deferred income taxes	2,901,264	2,218,328
Other liabilities	1,157,252	1,165,071
Short-term debt	299,807	—
Long-term debt	2,788,473	2,297,548
Collateral finance and securitization notes	870,482	899,161
Total liabilities	46,296,057	44,247,771
Commitments and contingent liabilities (See Note 8)
Stockholders’ Equity:
Preferred stock - par value $.01 per share, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock - par value $.01 per share, 140,000,000 shares authorized, 79,137,758 shares issued at June 30, 2016 and December 31, 2015	791	791
Additional paid-in capital	1,834,995	1,816,142
Retained earnings	4,870,711	4,620,303
Treasury stock, at cost - 15,068,009 and 13,933,232 shares	(1,111,225)	(1,010,139)
Accumulated other comprehensive income	1,985,374	708,284
Total stockholders’ equity	7,580,646	6,135,381
Total liabilities and stockholders’ equity	$53,876,703	$50,383,152
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues:	(Dollars in thousands, except per share data)
Net premiums	$2,346,945	$2,129,043	$4,503,950	$4,152,895
Investment income, net of related expenses	507,666	450,539	924,932	877,430
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(846)	(4,137)	(34,663)	(6,664)
Other investment related gains (losses), net	119,110	(12,041)	32,041	(1,931)
Total investment related gains (losses), net	118,264	(16,178)	(2,622)	(8,595)
Other revenues	66,193	66,936	125,376	129,223
Total revenues	3,039,068	2,630,340	5,551,636	5,150,953
Benefits and Expenses:
Claims and other policy benefits	1,997,502	1,866,183	3,884,266	3,641,634
Interest credited	95,849	77,246	183,754	197,924
Policy acquisition costs and other insurance expenses	405,681	300,412	639,444	577,455
Other operating expenses	159,895	131,600	317,319	253,218
Interest expense	20,331	35,851	53,138	71,478
Collateral finance and securitization expense	6,587	5,258	12,912	11,329
Total benefits and expenses	2,685,845	2,416,550	5,090,833	4,753,038
Income before income taxes	353,223	213,790	460,803	397,915
Provision for income taxes	117,120	83,399	148,228	142,410
Net income	$236,103	$130,391	$312,575	$255,505
Earnings per share:
Basic earnings per share	$3.68	$1.97	$4.86	$3.80
Diluted earnings per share	$3.64	$1.94	$4.81	$3.76
Dividends declared per share	$0.37	$0.33	$0.74	$0.66
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Comprehensive income (loss)	(Dollars in thousands)
Net income	$236,103	$130,391	$312,575	$255,505
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	9,942	21,935	87,675	(95,836)
Net unrealized investment gains	643,893	(757,641)	1,191,118	(413,717)
Defined benefit pension and postretirement plan adjustments	1,156	834	(1,703)	1,788
Total other comprehensive income (loss), net of tax	654,991	(734,872)	1,277,090	(507,765)
Total comprehensive income (loss)	$891,094	$(604,481)	$1,589,665	$(252,260)
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2016	2015
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$312,575	$255,505
Adjustments to reconcile net income to net cash provided by operating activities:
Change in operating assets and liabilities:
Accrued investment income	(34,705)	(26,656)
Premiums receivable and other reinsurance balances	(98,610)	(19,683)
Deferred policy acquisition costs	(5,435)	5,136
Reinsurance ceded receivable balances	(60,465)	(115,355)
Future policy benefits, other policy claims and benefits, and other reinsurance balances	380,297	353,946
Deferred income taxes	101,163	77,047
Other assets and other liabilities, net	(43,708)	42,363
Amortization of net investment premiums, discounts and other	(42,843)	(39,021)
Investment related (gains) losses, net	2,622	8,595
Other, net	83,555	63,815
Net cash provided by operating activities	594,446	605,692
Cash Flows from Investing Activities:
Sales of fixed maturity securities available-for-sale	2,271,414	2,742,814
Maturities of fixed maturity securities available-for-sale	273,552	232,712
Sales of equity securities	132,932	50,083
Principal payments on mortgage loans on real estate	294,843	166,583
Principal payments on policy loans	25,065	441
Purchases of fixed maturity securities available-for-sale	(4,416,290)	(2,806,351)
Purchases of equity securities	(408,684)	(68,116)
Cash invested in mortgage loans on real estate	(543,454)	(531,317)
Cash invested in policy loans	(1,679)	(686)
Cash invested in funds withheld at interest	(27,868)	(57,708)
Purchase of businesses, net of cash acquired of $19,377	—	(191,450)
Purchases of property and equipment	—	(22,944)
Cash paid under securities repurchase agreements	—	(101,203)
Change in short-term investments	350,062	22,543
Change in other invested assets	(8,100)	91,562
Net cash used in investing activities	(2,058,207)	(473,037)
Cash Flows from Financing Activities:
Dividends to stockholders	(47,746)	(44,519)
Repayment of collateral finance and securitization notes	(35,369)	(17,632)
Proceeds from issuance of collateral finance and securitization notes	—	160,060
Proceeds from long-term debt issuance	799,984	—
Debt issuance costs	(9,026)	(1,170)
Principal payments of long-term debt	(1,227)	(1,178)
Purchases of treasury stock	(120,806)	(262,515)
Exercise of stock options, net	5,219	12,641
Change in cash collateral for derivative positions and other arrangements	57,055	(31,244)
Deposits on universal life and other investment type policies and contracts	513,679	132,679
Withdrawals on universal life and other investment type policies and contracts	(208,743)	(363,600)
Net cash provided by (used in) financing activities	953,020	(416,478)
Effect of exchange rate changes on cash	19,795	(26,185)
Change in cash and cash equivalents	(490,946)	(310,008)
Cash and cash equivalents, beginning of period	1,525,275	1,645,669
Cash and cash equivalents, end of period	$1,034,329	$1,335,661
Supplemental disclosures of cash flow information:
Interest paid	$68,445	$74,637
Income taxes paid, net of refunds	$43,838	$(19,307)
Non-cash transactions:
Transfer of invested assets	$1,730	$118
Accrual for capitalized assets	$—	$2,121
Purchase of businesses:
Assets acquired, excluding cash acquired	$—	$3,681,699
Liabilities assumed	—	(3,490,249)
Net cash paid on purchase	$—	$191,450
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Business and Basis of Presentation
Reinsurance Group of America, Incorporated (“RGA”) is an insurance holding company that was formed on December 31, 1992. The accompanying unaudited condensed consolidated financial statements of RGA and its subsidiaries (collectively, the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments necessary for a fair presentation have been included. Results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These unaudited condensed consolidated financial statements include the accounts of RGA and its subsidiaries, and all intercompany accounts and transactions have been eliminated. These condensed consolidated statements should be read in conjunction with the Company’s 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 29, 2016 (the "2015 Annual Report").

2.	Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share on net income (in thousands, except per share information):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Earnings:
Net income (numerator for basic and diluted calculations)	$236,103	$130,391	$312,575	$255,505
Shares:
Weighted average outstanding shares (denominator for basic calculation)	64,126	66,351	64,348	67,246
Equivalent shares from outstanding stock options	670	769	660	785
Denominator for diluted calculation	64,796	67,120	65,008	68,031
Earnings per share:
Basic	$3.68	$1.97	$4.86	$3.80
Diluted	$3.64	$1.94	$4.81	$3.76
The calculation of common equivalent shares does not include the impact of options having a strike or conversion price that exceeds the average stock price for the earnings period, as the result would be antidilutive. The calculation of common equivalent shares also excludes the impact of outstanding performance contingent shares, as the conditions necessary for their issuance have not been satisfied as of the end of the reporting period. For the three months ended June 30, 2016, no stock options and approximately 0.7 million performance contingent shares were excluded from the calculation. For the three months ended June 30, 2015, no stock options and approximately 0.7 million performance contingent shares were excluded from the calculation. Year-to-date amounts for equivalent shares from outstanding stock options and performance contingent shares are the weighted average of the individual quarterly amounts.

3.	Equity
Common Stock
The changes in number of common stock shares, issued, held in treasury and outstanding are as follows for the periods indicated:

	Issued	Held In Treasury	Outstanding
Balance, December 31, 2015	79,137,758	13,933,232	65,204,526
Common stock acquired	—	1,352,211	(1,352,211)
Stock-based compensation (1)	—	(217,434)	217,434
Balance, June 30, 2016	79,137,758	15,068,009	64,069,749

	Issued	Held In Treasury	Outstanding
Balance, December 31, 2014	79,137,758	10,364,797	68,772,961
Common stock acquired	—	2,791,360	(2,791,360)
Stock-based compensation (1)	—	(440,059)	440,059
Balance, June 30, 2015	79,137,758	12,716,098	66,421,660

(1)	Represents net shares issued from treasury pursuant to the Company's equity-based compensation programs.
Common Stock Held in Treasury
Common stock held in treasury is accounted for at average cost. Gains resulting from the reissuance of common stock held in treasury are credited to additional paid-in capital. Losses resulting from the reissuance of common stock held in treasury are charged first to additional paid-in capital to the extent the Company has previously recorded gains on treasury share transactions, then to retained earnings.
On January 21, 2016, RGA's board of directors authorized a share repurchase program for up to $400.0 million of RGA's outstanding common stock. The authorization was effective immediately and does not have an expiration date. In connection with this new authorization, the board of directors terminated the stock repurchase authority granted in 2015. During the first six months of 2016, RGA repurchased 1.4 million shares of common stock under this program for $116.1 million.
Accumulated Other Comprehensive Income (Loss)
The balance of and changes in each component of accumulated other comprehensive income (loss) (“AOCI”) for the six months ended June 30, 2016 and 2015 are as follows (dollars in thousands):

	AOCI, Net of Income Tax
	Accumulated Currency Translation Adjustments	Unrealized Appreciation (Depreciation) of Investments(1)	Pension and Postretirement Benefits	Total
Balance, December 31, 2015	$(181,151)	$935,697	$(46,262)	$708,284
Other comprehensive income before reclassifications	99,374	1,759,753	(6,083)	1,853,044
Amounts reclassified to (from) AOCI	—	(24,366)	3,467	(20,899)
Deferred income tax benefit (expense)	(11,699)	(544,269)	913	(555,055)
Balance, June 30, 2016	$(93,476)	$2,126,815	$(47,965)	$1,985,374

	AOCI, Net of Income Tax
	Accumulated Currency Translation Adjustments	Unrealized Appreciation (Depreciation) of Investments(1)	Pension and Postretirement Benefits	Total
Balance, December 31, 2014	$81,847	$1,624,773	$(49,491)	$1,657,129
Other comprehensive income before reclassifications	(89,220)	(612,314)	733	(700,801)
Amounts reclassified to (from) AOCI	—	(6,192)	1,965	(4,227)
Deferred income tax benefit (expense)	(6,616)	204,789	(910)	197,263
Balance, June 30, 2015	$(13,989)	$1,211,056	$(47,703)	$1,149,364

(1)
Includes cash flow hedges of $(41,192) and $(29,397) as of June 30, 2016 and December 31, 2015, respectively, and $(23,901) and $(31,591) as of June 30, 2015 and December 31, 2014, respectively. See Note 5 - “Derivative Instruments” for additional information on cash flow hedges.

The following table presents the amounts of AOCI reclassifications for the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

	Amount Reclassified from AOCI
	Three months ended June 30,		Six months ended June 30,
Details about AOCI Components	2016	2015	2016	2015	Affected Line Item in Statements of Income
Net unrealized investment gains (losses):
Net unrealized gains (losses) on available-for-sale securities	$30,190	$1,829	$11,899	$4,908	Investment related gains (losses), net
Cash flow hedges - Interest rate swaps	93	231	253	291	(1)
Cash flow hedges - Forward bond purchase commitments	(1,045)	1,807	(257)	967	(1)
Deferred policy acquisition costs attributed to unrealized gains and losses	5,365	(4,307)	12,471	26	(2)
Total	34,603	(440)	24,366	6,192
Provision for income taxes	(9,646)	(245)	(4,996)	(537)
Net unrealized gains (losses), net of tax	$24,957	$(685)	$19,370	$5,655
Amortization of defined benefit plan items:
Prior service cost	$(75)	$(80)	$(153)	$(163)	(3)
Actuarial gains (losses)	(1,841)	(1,098)	(3,314)	(1,802)	(3)
Total	(1,916)	(1,178)	(3,467)	(1,965)
Provision for income taxes	670	413	1,213	688
Amortization of defined benefit plans, net of tax	$(1,246)	$(765)	$(2,254)	$(1,277)

Total reclassifications for the period	$23,711	$(1,450)	$17,116	$4,378

(1)	See Note 5 - "Derivative Instruments" for additional information on cash flow hedges.

(2)	This AOCI component is included in the computation of the deferred policy acquisition cost. See Note 8 – “Deferred Policy Acquisition Costs” of the 2015 Annual Report for additional details.

(3)	This AOCI component is included in the computation of the net periodic pension cost. See Note 10 – “Employee Benefit Plans” for additional details.

4.	Investments
Fixed Maturity and Equity Securities Available-for-Sale
The following tables provide information relating to investments in fixed maturity and equity securities by sector as of June 30, 2016 and December 31, 2015 (dollars in thousands):

June 30, 2016:	Amortized	Unrealized	Unrealized	Estimated Fair	% of	Other-than- temporary impairments
	Cost	Gains	Losses	Value	Total	in AOCI
Available-for-sale:
Corporate securities	$18,417,375	$1,260,330	$134,468	$19,543,237	58.9%	$—
Canadian and Canadian provincial governments	2,607,276	1,497,998	—	4,105,274	12.4	—
Residential mortgage-backed securities	1,225,718	72,733	5,673	1,292,778	3.9	(300)
Asset-backed securities	1,377,736	11,054	32,113	1,356,677	4.1	275
Commercial mortgage-backed securities	1,441,091	67,727	1,125	1,507,693	4.5	(1,609)
U.S. government and agencies	1,907,648	99,690	—	2,007,338	6.1	—
State and political subdivisions	538,037	74,042	6,137	605,942	1.8	—
Other foreign government, supranational and foreign government-sponsored enterprises	2,562,003	190,688	10,654	2,742,037	8.3	—
Total fixed maturity securities	$30,076,884	$3,274,262	$190,170	$33,160,976	100.0%	$(1,634)
Non-redeemable preferred stock	$66,464	$2,575	$7,936	$61,103	14.6%
Other equity securities	349,577	7,952	446	357,083	85.4
Total equity securities	$416,041	$10,527	$8,382	$418,186	100.0%

December 31, 2015:	Amortized	Unrealized	Unrealized	Estimated Fair	% of	Other-than- temporary impairments
	Cost	Gains	Losses	Value	Total	in AOCI
Available-for-sale:
Corporate securities	$17,575,507	$599,718	$467,069	$17,708,156	59.7%	$—
Canadian and Canadian provincial governments	2,469,009	1,110,282	2,532	3,576,759	12.1	—
Residential mortgage-backed securities	1,277,998	45,152	11,673	1,311,477	4.4	(300)
Asset-backed securities	1,219,000	12,052	18,376	1,212,676	4.1	354
Commercial mortgage-backed securities	1,456,848	37,407	11,168	1,483,087	5.0	(1,609)
U.S. government and agencies	1,423,791	15,586	57,718	1,381,659	4.7	—
State and political subdivisions	480,067	40,014	9,067	511,014	1.7	—
Other foreign government, supranational and foreign government-sponsored enterprises	2,420,757	78,964	41,644	2,458,077	8.3	—
Total fixed maturity securities	$28,322,977	$1,939,175	$619,247	$29,642,905	100.0%	$(1,555)
Non-redeemable preferred stock	$85,645	$7,837	$5,962	$87,520	69.5%
Other equity securities	40,584	—	2,242	38,342	30.5
Total equity securities	$126,229	$7,837	$8,204	$125,862	100.0%
The Company enters into various collateral arrangements with counterparties that require both the pledging and acceptance of fixed maturity securities as collateral. Pledged fixed maturity securities are included in fixed maturity securities, available-for-sale in the condensed consolidated balance sheets. Fixed maturity securities received as collateral are held in separate custodial accounts and are not recorded on the Company’s condensed consolidated balance sheets. Subject to certain constraints, the Company is permitted by contract to sell or repledge collateral it receives; however, as of June 30, 2016 and December 31, 2015, none of the collateral received had been sold or repledged. The Company also holds assets in trust to satisfy collateral requirements under certain third-party reinsurance treaties. The following table includes fixed maturity securities pledged and received as collateral and assets in trust held to satisfy collateral requirements under certain third-party reinsurance treaties as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016		December 31, 2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity securities pledged as collateral	$189,370	$202,763	$169,678	$176,782
Fixed maturity securities received as collateral	n/a	261,461	n/a	242,914
Assets in trust held to satisfy collateral requirements	12,318,432	13,375,925	10,535,729	10,928,393
The Company monitors its concentrations of financial instruments on an ongoing basis and mitigates credit risk by maintaining a diversified investment portfolio which limits exposure to any one issuer. The Company’s exposure to concentrations of credit risk from single issuers greater than 10% of the Company’s stockholders’ equity included securities of the U.S. government and its agencies as well as the securities disclosed below as of June 30, 2016 and December 31, 2015 (dollars in thousands).

	June 30, 2016		December 31, 2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity securities guaranteed or issued by:
Canadian province of Ontario	$853,014	$1,257,954	$864,444	$1,199,080
Canadian province of Quebec	1,026,507	1,854,422	943,484	1,525,903
The amortized cost and estimated fair value of fixed maturity securities classified as available-for-sale at June 30, 2016 are shown by contractual maturity in the table below (dollars in thousands). Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset and mortgage-backed securities are shown separately in the table below, as they are not due at a single maturity date.

	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due in one year or less	$776,005	$783,582
Due after one year through five years	6,682,598	7,007,050
Due after five years through ten years	8,706,784	9,309,939
Due after ten years	9,866,952	11,903,257
Asset and mortgage-backed securities	4,044,545	4,157,148
Total	$30,076,884	$33,160,976
Corporate Fixed Maturity Securities
The tables below show the major industry types of the Company’s corporate fixed maturity holdings as of June 30, 2016 and December 31, 2015 (dollars in thousands):

June 30, 2016:		Estimated
	Amortized Cost	Fair Value	% of Total
Finance	$6,268,530	$6,577,989	33.8%
Industrial	10,192,465	10,811,758	55.2
Utility	1,956,380	2,153,490	11.0
Total	$18,417,375	$19,543,237	100.0%

December 31, 2015:		Estimated
	Amortized Cost	Fair Value	% of Total
Finance	$5,408,791	$5,555,044	31.4%
Industrial	10,211,426	10,129,917	57.2
Utility	1,955,290	2,023,195	11.4
Total	$17,575,507	$17,708,156	100.0%
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

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Balance, beginning of period	$7,284	$7,284	$7,284	$7,284
Credit loss OTTI previously recognized on securities which matured, paid down, prepaid or were sold during the period	(310)	—	(310)	—
Balance, end of period	$6,974	$7,284	$6,974	$7,284

Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale
The following table presents the total gross unrealized losses for the 908 and 2,080 fixed maturity and equity securities as of June 30, 2016 and December 31, 2015, respectively, where the estimated fair value had declined and remained below amortized cost by the indicated amount (dollars in thousands):

	June 30, 2016		December 31, 2015
	Gross Unrealized Losses	% of Total	Gross Unrealized Losses	% of Total
Less than 20%	$150,638	75.8%	$463,109	73.8%
20% or more for less than six months	8,933	4.5	142,495	22.7
20% or more for six months or greater	38,981	19.7	21,847	3.5
Total	$198,552	100.0%	$627,451	100.0%
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
The following tables present the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for 908 and 2,080 fixed maturity and equity securities that have estimated fair values below amortized cost as of June 30, 2016 and December 31, 2015, respectively (dollars in thousands). These investments are presented by class and grade of security, as well as the length of time the related fair value has remained below amortized cost.

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
June 30, 2016:	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
Corporate securities	$649,275	$15,424	$1,208,939	$59,206	$1,858,214	$74,630
Residential mortgage-backed securities	67,472	1,672	120,431	3,990	187,903	5,662
Asset-backed securities	534,180	18,943	258,828	10,507	793,008	29,450
Commercial mortgage-backed securities	78,002	423	41,399	702	119,401	1,125
State and political subdivisions	9,697	443	56,930	5,694	66,627	6,137
Other foreign government, supranational and foreign government-sponsored enterprises	99,330	1,135	79,592	3,677	178,922	4,812
Total investment grade securities	1,437,956	38,040	1,766,119	83,776	3,204,075	121,816
Below investment grade securities:
Corporate securities	282,830	14,077	335,351	45,761	618,181	59,838
Residential mortgage-backed securities	—	—	379	11	379	11
Asset-backed securities	5,858	1,118	8,623	1,545	14,481	2,663
Other foreign government, supranational and foreign government-sponsored enterprises	2,328	23	59,437	5,819	61,765	5,842
Total below investment grade securities	291,016	15,218	403,790	53,136	694,806	68,354
Total fixed maturity securities	$1,728,972	$53,258	$2,169,909	$136,912	$3,898,881	$190,170
Non-redeemable preferred stock	$3,248	$261	$24,247	$7,675	$27,495	$7,936
Other equity securities	—	—	6,606	446	6,606	446
Total equity securities	$3,248	$261	$30,853	$8,121	$34,101	$8,382

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
December 31, 2015:	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
Corporate securities	$6,388,148	$323,961	$294,755	$40,861	$6,682,903	$364,822
Canadian and Canadian provincial governments	122,746	2,532	—	—	122,746	2,532
Residential mortgage-backed securities	452,297	7,036	82,314	4,057	534,611	11,093
Asset-backed securities	581,701	9,825	199,298	7,100	780,999	16,925
Commercial mortgage-backed securities	514,877	9,806	31,177	997	546,054	10,803
U.S. government and agencies	1,010,387	57,718	—	—	1,010,387	57,718
State and political subdivisions	157,837	5,349	13,016	3,718	170,853	9,067
Other foreign government, supranational and foreign government-sponsored enterprises	702,962	18,279	38,379	4,206	741,341	22,485
Total investment grade securities	9,930,955	434,506	658,939	60,939	10,589,894	495,445
Below investment grade securities:
Corporate securities	554,688	71,171	114,427	31,076	669,115	102,247
Residential mortgage-backed securities	22,646	282	7,679	298	30,325	580
Asset-backed securities	6,772	201	9,335	1,250	16,107	1,451
Commercial mortgage-backed securities	3,253	248	767	117	4,020	365
Other foreign government, supranational and foreign government-sponsored enterprises	60,668	7,356	31,693	11,803	92,361	19,159
Total below investment grade securities	648,027	79,258	163,901	44,544	811,928	123,802
Total fixed maturity securities	$10,578,982	$513,764	$822,840	$105,483	$11,401,822	$619,247
Non-redeemable preferred stock	$12,331	$2,175	$12,191	$3,787	$24,522	$5,962
Other equity securities	38,327	2,242	—	—	38,327	2,242
Total equity securities	$50,658	$4,417	$12,191	$3,787	$62,849	$8,204
The Company has no intention to sell, nor does it expect to be required to sell, the securities outlined in the table above, as of the dates indicated. However, unforeseen facts and circumstances may cause the Company to sell fixed maturity and equity securities in the ordinary course of managing its portfolio to meet certain diversification, credit quality and liquidity guidelines.
Unrealized losses on below investment grade securities as of June 30, 2016 are primarily related to high-yield corporate and other foreign government, supranational and foreign government-sponsored enterprise securities. Unrealized losses decreased across most security types as treasury rates decreased during the first six months of 2016.

Investment Income, Net of Related Expenses
Major categories of investment income, net of related expenses, consist of the following (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Fixed maturity securities available-for-sale	$323,592	$303,792	$636,007	$573,560
Mortgage loans on real estate	41,900	37,121	81,692	71,893
Policy loans	16,372	16,248	32,506	30,288
Funds withheld at interest	112,893	87,325	168,873	199,585
Short-term investments	985	814	1,960	1,509
Other invested assets	29,487	22,418	39,311	34,445
Investment income	525,229	467,718	960,349	911,280
Investment expense	(17,563)	(17,179)	(35,417)	(33,850)
Investment income, net of related expenses	$507,666	$450,539	$924,932	$877,430

Investment Related Gains (Losses), Net
Investment related gains (losses), net consist of the following (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Fixed maturity and equity securities available for sale:
Other-than-temporary impairment losses on fixed maturity securities recognized in earnings	$(846)	$(4,137)	$(34,663)	$(6,664)
Gain on investment activity	53,615	20,009	80,807	39,210
Loss on investment activity	(22,556)	(14,475)	(34,343)	(28,071)
Other impairment losses and change in mortgage loan provision	211	143	(1,849)	(4,025)
Derivatives and other, net	87,840	(17,718)	(12,574)	(9,045)
Total investment related gains (losses), net	$118,264	$(16,178)	$(2,622)	$(8,595)
The fixed maturity impairments for the three and six months ended June 30, 2016 and 2015 were largely related to high-yield energy and emerging market corporate securities. The fluctuations in investment related gains (losses) for derivatives and other for the six months ended June 30, 2016, compared to the same period in 2015, are primarily due to changes in the fair value of interest rate swaps.
During the three months ended June 30, 2016 and 2015, the Company sold fixed maturity and equity securities with fair values of $343.3 million and $651.3 million at losses of $22.6 million and $14.5 million, respectively. During the six months ended June 30, 2016 and 2015, the Company sold fixed maturity and equity securities with fair values of $585.8 million and $850.9 million at losses of $34.3 million and $28.1 million, respectively. The Company generally does not buy and sell securities on a short-term basis.
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
The following table includes the amount of borrowed securities, repurchased securities pledged and repurchased/reverse repurchased securities pledged and received as of June 30, 2016 and December 31, 2015 (dollars in thousands).

	June 30, 2016		December 31, 2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Borrowed securities	$269,740	$289,454	$259,540	$266,297
Repurchase program/reverse repurchase program:
Securities pledged	448,615	480,618	443,435	465,889
Securities received	n/a	485,826	n/a	481,197
The following table presents information on the securities pledged as collateral by the Company related to its repurchase/reverse repurchase program as of June 30, 2016 and December 31, 2015 (dollars in thousands). Collateral associated with certain borrowed securities is not included within the table, as the collateral pledged to each counterparty is the right to reinsurance treaty cash flows.

	June 30, 2016
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Collateral on repurchase program:
Corporate securities	$—	$5,329	$4,031	$137,505	$146,865
Residential mortgage-backed securities	—	—	—	101,715	101,715
U.S. government and agencies	—	—	—	212,918	212,918
Foreign government	—	—	—	14,524	14,524
Other	4,596	—	—	—	4,596
Total borrowings	$4,596	$5,329	$4,031	$466,662	$480,618

Gross amount of recognized liabilities for repurchase agreement in preceding table					$485,826
Amounts related to agreements not included in offsetting disclosure					$5,208

	December 31, 2015
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Collateral on repurchase program:
Corporate securities	$—	$2,951	$—	$147,324	$150,275
Residential mortgage-backed securities	—	—	—	97,639	97,639
U.S. government and agencies	—	—	—	199,431	199,431
Foreign government	—	—	—	3,358	3,358
Other	15,186	—	—	—	15,186
Total borrowings	$15,186	$2,951	$—	$447,752	$465,889

Gross amount of recognized liabilities for repurchase agreement in preceding table					$481,197
Amounts related to agreements not included in offsetting disclosure					$15,308
Mortgage Loans on Real Estate
Mortgage loans represented approximately 7.4% and 7.5% of the Company’s total investments as of June 30, 2016 and December 31, 2015. The Company makes mortgage loans on income producing properties that are geographically diversified, with the largest concentration being in the state of California, which represented 24.1% and 22.3% of mortgage loans on real estate as of June 30, 2016 and December 31, 2015, respectively. Loan-to-value ratios at the time of loan approval are 75% or less. The distribution of mortgage loans by property type, gross of valuation allowances, is as follows as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016		December 31, 2015
Property type:	Recorded Investment	% of Total	Recorded Investment	% of Total
Office building	$1,057,245	31.3%	$980,858	31.3%
Retail	1,033,538	30.5	1,026,018	32.7
Industrial	708,764	20.9	527,485	16.8
Apartment	397,719	11.8	420,014	13.4
Other commercial	186,272	5.5	182,389	5.8
Total	$3,383,538	100.0%	$3,136,764	100.0%

The maturities of the mortgage loans, gross of valuation allowances, as of June 30, 2016 and December 31, 2015 are as follows (dollars in thousands):

	June 30, 2016		December 31, 2015
	Recorded Investment	% of Total	Recorded Investment	% of Total
Due within five years	$768,747	22.7%	$873,280	27.8%
Due after five years through ten years	1,800,601	53.2	1,561,535	49.8
Due after ten years	814,190	24.1	701,949	22.4
Total	$3,383,538	100.0%	$3,136,764	100.0%
Information regarding the Company’s credit quality indicators, as determined by the Company's internal evaluation methodology for its recorded investment in mortgage loans, gross of valuation allowances, as of June 30, 2016 and December 31, 2015 is as follows (dollars in thousands):

	June 30, 2016		December 31, 2015
Internal credit quality grade:	Recorded Investment	% of Total	Recorded Investment	% of Total
High investment grade	$1,904,494	56.3%	$1,621,601	51.7%
Investment grade	1,396,572	41.3	1,397,996	44.6
Average	39,444	1.2	87,196	2.8
Watch list	36,035	1.0	13,550	0.4
In or near default	6,993	0.2	16,421	0.5
Total	$3,383,538	100.0%	$3,136,764	100.0%
None of the payments due to the Company on its recorded investment in mortgage loans were delinquent as of June 30, 2016 and December 31, 2015.
The following table presents the recorded investment in mortgage loans, by method of measuring impairment, and the related valuation allowances as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016	December 31, 2015
Mortgage loans:
Individually measured for impairment	$6,993	$16,421
Collectively measured for impairment	3,376,545	3,120,343
Mortgage loans, gross of valuation allowances	3,383,538	3,136,764
Valuation allowances:
Individually measured for impairment	—	588
Collectively measured for impairment	6,499	6,225
Total valuation allowances	6,499	6,813
Mortgage loans, net of valuation allowances	$3,377,039	$3,129,951
Information regarding the Company’s loan valuation allowances for mortgage loans for the six months ended June 30, 2016 and 2015 is as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Balance, beginning of period	$6,824	$6,130	$6,813	$6,471
Provision (release)	(325)	(188)	(314)	(529)
Balance, end of period	$6,499	$5,942	$6,499	$5,942

Information regarding the portion of the Company’s mortgage loans that were impaired as of June 30, 2016 and December 31, 2015 is as follows (dollars in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Carrying Value
June 30, 2016:
Impaired mortgage loans with no valuation allowance recorded	$7,495	$6,993	$—	$6,993
Impaired mortgage loans with valuation allowance recorded	—	—	—	—
Total impaired mortgage loans	$7,495	$6,993	$—	$6,993
December 31, 2015:
Impaired mortgage loans with no valuation allowance recorded	$4,033	$4,033	$—	$4,033
Impaired mortgage loans with valuation allowance recorded	12,898	12,388	588	11,800
Total impaired mortgage loans	$16,931	$16,421	$588	$15,833

The Company’s average investment in impaired mortgage loans and the related interest income are reflected in the table below for the periods indicated (dollars in thousands):
	Three months ended June 30,
	2016		2015
	Average Recorded Investment(1)	Interest Income	Average Recorded Investment(1)	Interest Income
Impaired mortgage loans with no valuation allowance recorded	$3,901	$107	$5,524	$35
Impaired mortgage loans with valuation allowance recorded	4,724	—	11,397	229
Total impaired mortgage loans	$8,625	$107	$16,921	$264

	Six months ended June 30,
	2016		2015
	Average Recorded Investment(1)	Interest Income	Average Recorded Investment(1)	Interest Income
Impaired mortgage loans with no valuation allowance recorded	$3,945	$216	$5,920	$141
Impaired mortgage loans with valuation allowance recorded	7,279	—	11,036	384
Total impaired mortgage loans	$11,224	$216	$16,956	$525
(1) Average recorded investment represents the average loan balances as of the beginning of period and all subsequent quarterly end of period balances.

The Company did not acquire any impaired mortgage loans during the six months ended June 30, 2016 and 2015. The Company had no mortgage loans that were on a nonaccrual status at June 30, 2016 and December 31, 2015.
Policy Loans
Policy loans comprised approximately 3.2% and 3.5% of the Company’s total investments as of June 30, 2016 and December 31, 2015, respectively, the majority of which are associated with one client. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due to the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. The Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.
Funds Withheld at Interest
Funds withheld at interest comprised approximately 12.9% and 14.0% of the Company’s total investments as of June 30, 2016 and December 31, 2015, respectively. Of the $5.9 billion funds withheld at interest balance, net of embedded derivatives, as of June 30, 2016, $4.0 billion of the balance is associated with one client. For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance funds withheld basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company and are reflected as funds withheld at interest on the Company’s condensed consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances against amounts owed to the Company from the ceding company.
Other Invested Assets
Other invested assets include equity securities, limited partnership interests, joint ventures (other than operating joint ventures), derivative contracts and fair value option ("FVO") contractholder-directed unit-linked investments. Other invested assets also include Federal Home Loan Bank of Des Moines ("FHLB") common stock, real estate held-for-investment, equity release mortgages and structured loans, all of which are included in other in the table below. The fair value option was elected for contractholder-directed investments supporting unit-linked variable annuity type liabilities which do not qualify for presentation and reporting as separate accounts. Other invested assets represented approximately 3.7% and 3.1% of the Company’s total investments as of June 30, 2016 and December 31, 2015, respectively. Carrying values of these assets as of June 30, 2016 and December 31, 2015 are as follows (dollars in thousands):

	June 30, 2016	December 31, 2015
Equity securities	$418,186	$125,862
Limited partnership interests and real estate joint ventures	635,574	567,697
Derivatives	310,796	256,178
FVO contractholder-directed unit-linked investments	195,842	197,547
Other	121,745	150,836
Total other invested assets	$1,682,143	$1,298,120

5.    Derivative Instruments
Derivatives, except for embedded derivatives and longevity and mortality swaps, are carried on the Company’s condensed consolidated balance sheets in other invested assets or other liabilities, at fair value. Longevity and mortality swaps are included on the condensed consolidated balance sheets in other assets or other liabilities, at fair value. Embedded derivative liabilities on modified coinsurance or funds withheld arrangements are included on the condensed consolidated balance sheets with the host contract in funds withheld at interest, at fair value. Embedded derivative liabilities on indexed annuity and variable annuity products are included on the condensed consolidated balance sheets with the host contract in interest-sensitive contract liabilities, at fair value. The following table presents the notional amounts and gross fair value of derivative instruments prior to taking into account the netting effects of master netting agreements as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016			December 31, 2015
	Notional	Carrying Value/Fair Value		Notional	Carrying Value/Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	$1,118,523	$175,987	$970	$1,123,057	$85,075	$4,196
Financial futures	508,310	—	—	420,665	—	—
Foreign currency forwards	43,000	1,703	2,732	45,000	44	6,768
Consumer price index swaps	29,208	—	613	28,561	—	292
Credit default swaps	865,000	8,635	5,300	897,000	8,230	11,053
Equity options	541,749	54,322	—	453,435	46,653	—
Longevity swaps	888,480	17,781	—	868,960	15,003	7
Mortality swaps	50,000	—	1,997	50,000	—	2,619
Synthetic guaranteed investment contracts	8,235,734	—	—	7,098,825	—	—
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	—	—	91,981	—	—	76,698
Indexed annuity products	—	—	841,832	—	—	878,114
Variable annuity products	—	—	283,548	—	—	192,470
Total non-hedging derivatives	12,280,004	258,428	1,228,973	10,985,503	155,005	1,172,217
Derivatives designated as hedging instruments:
Interest rate swaps	435,000	—	42,038	120,000	—	29,986
Foreign currency swaps	909,524	102,406	3,383	823,486	146,265	—
Total hedging derivatives	1,344,524	102,406	45,421	943,486	146,265	29,986
Total derivatives	$13,624,528	$360,834	$1,274,394	$11,928,989	$301,270	$1,202,203
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
The following table provides information relating to the Company’s derivative instruments as of June 30, 2016 and December 31, 2015 (dollars in thousands):

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments (1)	Cash Collateral Pledged/ Received	Net Amount
June 30, 2016:
Derivative assets	$360,834	$(32,257)	$328,577	$(40,876)	$(298,459)	$(10,758)
Derivative liabilities	57,033	(32,257)	24,776	(74,538)	(16,822)	(66,584)
December 31, 2015:
Derivative assets	$301,270	$(30,096)	$271,174	$(20,888)	$(245,038)	$5,248
Derivative liabilities	54,921	(30,096)	24,825	(47,149)	(12,540)	(34,864)

(1)	Includes initial margin posted to a central clearing partner.
Accounting for Derivative Instruments and Hedging Activities
The Company does not enter into derivative instruments for speculative purposes. As discussed below under “Non-qualifying Derivatives and Derivatives for Purposes Other Than Hedging,” the Company uses various derivative instruments for risk management purposes that either do not qualify or have not been qualified for hedge accounting treatment, including derivatives used to economically hedge changes in the fair value of liabilities associated with the reinsurance of variable annuities with guaranteed living benefits. As of June 30, 2016 and December 31, 2015, the Company held interest rate swaps that were designated and qualified as cash flow hedges of interest rate risk for variable rate liabilities and foreign currency assets, foreign currency swaps that were designated and qualified as hedges of a portion of its net investment in its foreign operations, foreign currency swaps that were designated and qualified as fair value hedges of foreign currency risk, and derivative instruments that were not designated as hedging instruments. See Note 2 – “Summary of Significant Accounting Policies” of the Company’s 2015 Annual Report for a detailed discussion of the accounting treatment for derivative instruments, including embedded derivatives. Derivative instruments are carried at fair value and generally require an insignificant amount of cash at inception of the contracts.
Fair Value Hedges
The Company designates and reports certain foreign currency swaps to hedge the foreign currency fair value exposure of foreign currency denominated assets as fair value hedges when they meet the requirements of the general accounting principles for Derivatives and Hedging. The gain or loss on the hedged item attributable to a change in foreign currency and the offsetting gain or loss on the related foreign currency swaps as of June 30, 2016, were (dollars in thousands):

Type of Fair Value Hedge	Hedged Item	Gains (Losses) Recognized for Derivatives	Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Investment Related Gains (Losses), net
For the three months ended June 30, 2016:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$(3,755)	$3,755	$—
For the six months ended June 30, 2016:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$2,112	$(2,112)	$—
A regression analysis was used, both at inception of the hedge and on an ongoing basis, to determine whether each derivative used in a hedged transaction is highly effective in offsetting changes in the hedged item. For the foreign currency swaps, the change in fair value related to changes in the benchmark interest rate and credit spreads are excluded from the hedge effectiveness. For the three and six months ended June 30, 2016, $2.4 million and $7.0 million, respectively, of the change in the estimated fair value of derivatives, was excluded from hedge effectiveness. There were no fair value hedges as of June 30, 2015.
Cash Flow Hedges
Certain derivative instruments are designated as cash flow hedges when they meet the requirements of the general accounting principles for Derivatives and Hedging. The Company designates and accounts for the following as cash flow hedges: (i) certain interest rate swaps, in which the cash flows of assets are denominated in different currencies, commonly referred to as cross-currency swaps; (ii) certain interest rate swaps, in which the cash flows of liabilities are variable based on a benchmark rate (LIBOR); and (iii) forward bond purchase commitments.

The following table presents the components of AOCI, before income tax, and the condensed consolidated income statement classification where the gain or loss is recognized related to cash flow hedges for the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

	Three months ended June 30,
	2016	2015
Balance beginning of period	$(21,794)	$(30,598)
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	(20,350)	8,735
Amounts reclassified to investment related gains (losses), net	1,010	(1,495)
Amounts reclassified to investment income	(58)	(543)
Balance end of period	$(41,192)	$(23,901)

	Six months ended June 30,
	2016	2015
Balance beginning of period	$(29,397)	$(31,591)
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	(11,799)	8,948
Amounts reclassified to investment related (gains) losses, net	169	(655)
Amounts reclassified to investment income	(165)	(603)
Balance end of period	$(41,192)	$(23,901)
As of June 30, 2016, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are approximately $0.5 million. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to investment income over the term of the inve stment cash flows.
The following table presents the effective portion of derivatives in cash flow hedging relationships on the condensed consolidated statements of income and the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

	Effective Portion
Derivative Type	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified into Income from OCI
		Investment Related Gains (Losses), net	Investment Income
For the three months ended June 30, 2016:
Interest rate swaps	$(20,350)	$—	$93
Forward bond purchase commitments	—	(1,010)	(35)
Total	$(20,350)	$(1,010)	$58
For the three months ended June 30, 2015:
Interest rate swaps	$2,417	$—	$231
Forward bond purchase commitments	6,318	1,495	312
Total	$8,735	$1,495	$543

For the six months ended June 30, 2016:
Interest rate swaps	$(11,799)	$—	$253
Forward bond purchase commitments	—	(169)	(88)
Total	$(11,799)	$(169)	$165
For the six months ended June 30, 2015:
Interest rate swaps	$(5,150)	$—	$291
Forward bond purchase commitments	14,098	655	312
Total	$8,948	$655	$603
All components of each derivative's gain or loss were included in the assessment of hedge effectiveness. For the three and six months ended June 30, 2016 and 2015, the ineffective portion of derivatives reported as cash flow hedges was not material to the Company's results of operations. Also, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Hedges of Net Investments in Foreign Operations
The Company uses foreign currency swaps to hedge a portion of its net investment in certain foreign operations against adverse movements in exchange rates. The following table illustrates the Company’s net investments in foreign operations (“NIFO”) hedges for the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

	Derivative Gains (Losses) Deferred in AOCI
	For the three months ended June 30,		For the six months ended June 30,
Type of NIFO Hedge (1) (2)	2016	2015	2016	2015
Foreign currency swaps	$302	$(12,945)	$(31,493)	$37,021

(1)
There were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from accumulated other comprehensive income (loss) into investment income during the periods presented.

(2)	There was no ineffectiveness recognized for the Company’s hedges of net investments in foreign operations.

The cumulative foreign currency translation gain recorded in AOCI related to these hedges was $140.4 million and $171.9 million at June 30, 2016 and December 31, 2015, respectively. If a foreign operation was sold or substantially liquidated, the amounts in AOCI would be reclassified to the condensed consolidated statements of income. A pro rata portion would be reclassified upon partial sale of a foreign operation.
Non-qualifying Derivatives and Derivatives for Purposes Other Than Hedging
The Company uses various other derivative instruments for risk management purposes that either do not qualify or have not been qualified for hedge accounting treatment, including derivatives used to economically hedge changes in the fair value of liabilities associated with the reinsurance of variable annuities with guaranteed living benefits. The gain or loss related to the change in fair value for these derivative instruments is recognized in investment related gains (losses), net in the condensed consolidated statements of income, except where otherwise noted.

A summary of the effect of non-hedging derivatives, including embedded derivatives, on the Company’s condensed consolidated statements of income for the three and six months ended June 30, 2016 and 2015 is as follows (dollars in thousands):

		Gain (Loss) for the three months ended June 30,
Type of Non-hedging Derivative	Income Statement Location of Gain (Loss)	2016	2015
Interest rate swaps	Investment related gains (losses), net	$41,500	$(41,729)
Financial futures	Investment related gains (losses), net	(7,557)	(2,183)
Foreign currency forwards	Investment related gains (losses), net	3,577	(1,433)
CPI swaps	Investment related gains (losses), net	(520)	168
Credit default swaps	Investment related gains (losses), net	3,518	(187)
Equity options	Investment related gains (losses), net	(3,225)	(2,606)
Longevity swaps	Other revenues	2,394	1,911
Mortality swaps	Other revenues	1,046	(478)
Subtotal		40,733	(46,537)
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	Investment related gains (losses), net	76,966	(23,098)
Indexed annuity products	Interest credited	(2,019)	8,080
Variable annuity products	Investment related gains (losses), net	(28,137)	50,878
Total non-hedging derivatives		$87,543	$(10,677)

		Gain (Loss) for the six months ended June 30,
Type of Non-hedging Derivative	Income Statement Location of Gain (Loss)	2016	2015
Interest rate swaps	Investment related gains (losses), net	$104,027	$(12,385)
Interest rate options	Investment related gains (losses), net	—	3,275
Financial futures	Investment related gains (losses), net	(18,608)	(9,514)
Foreign currency forwards	Investment related gains (losses), net	6,077	(1,653)
CPI swaps	Investment related gains (losses), net	(700)	97
Credit default swaps	Investment related gains (losses), net	6,864	2,471
Equity options	Investment related gains (losses), net	(5,928)	(10,672)
Longevity swaps	Other revenues	2,481	3,731
Mortality swaps	Other revenues	622	(957)
Subtotal		94,835	(25,607)
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	Investment related gains (losses), net	(15,283)	(25,423)
Indexed annuity products	Interest credited	(626)	(21,246)
Variable annuity products	Investment related gains (losses), net	(91,077)	25,745
Total non-hedging derivatives		$(12,151)	$(46,531)
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

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of credit default swaps sold by the Company at June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016			December 31, 2015
Rating Agency Designation of Referenced Credit Obligations(1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)
AA/AA-/A+/A/A-
Single name credit default swaps	$851	$151,500	4.2	$1,689	$152,500	3.9
Credit default swaps referencing indices	—	—	—	—	—	—
Subtotal	851	151,500	4.2	1,689	152,500	3.9
BBB+/BBB/BBB-
Single name credit default swaps	(2,451)	289,200	4.2	(5,066)	315,200	4.2
Credit default swaps referencing indices	4,554	416,000	5.0	2,274	416,000	5.0
Subtotal	2,103	705,200	4.7	(2,792)	731,200	4.6
BB+/BB
Single name credit default swaps	(134)	5,000	3.2	(2,900)	10,000	4.1
Credit default swaps referencing indices	—	—	—	—	—	—
Subtotal	(134)	5,000	3.2	(2,900)	10,000	4.1
Total	$2,820	$861,700	4.6	$(4,003)	$893,700	4.5

(1)	The rating agency designations are based on ratings from Standard and Poor’s (“S&P”).

(2)	Assumes the value of the referenced credit obligations is zero.

(3)	The weighted average years to maturity of the credit default swaps is calculated based on weighted average notional amounts.
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
Embedded Derivatives
The Company has certain embedded derivatives which are required to be separated from their host contracts and reported as derivatives. Host contracts include reinsurance treaties structured on a modified coinsurance ("modco") or funds withheld basis. Additionally, the Company reinsures equity-indexed annuity and variable annuity contracts with benefits that are considered embedded derivatives, including guaranteed minimum withdrawal benefits, guaranteed minimum accumulation benefits, and guaranteed minimum income benefits. The changes in fair values of embedded derivatives on equity-indexed annuities described below relate to changes in the fair value associated with capital market and other related assumptions. The Company’s utilization of a credit valuation adjustment ("CVA") did not have a material effect on the change in fair value of its embedded derivatives for the three and six months ended June 30, 2016 and 2015.

The related gains (losses) and the effect on net income after amortization of deferred acquisition costs (“DAC”) and income taxes for the three and six months ended June 30, 2016 and 2015 are reflected in the following table (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Embedded derivatives in modco or funds withheld arrangements included in investment related gains	$76,966	$(23,098)	$(15,283)	$(25,423)
After the associated amortization of DAC and taxes, the related amounts included in net income	18,807	(3,917)	(7,970)	(6,504)
Embedded derivatives in variable annuity contracts included in investment related gains	(28,137)	50,878	(91,077)	25,745
After the associated amortization of DAC and taxes, the related amounts included in net income	(40,167)	19,608	(66,010)	10,198
Amounts related to embedded derivatives in equity-indexed annuities included in benefits and expenses	(2,019)	8,080	(626)	(21,246)
After the associated amortization of DAC and taxes, the related amounts included in net income	(7,816)	1,233	3,418	(14,766)
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
The Company’s credit exposure related to derivative contracts is generally limited to the fair value at the reporting date plus or minus any collateral posted or held by the Company. The Company’s credit exposure to mortality swaps is minimal, as they are fully collateralized by a counterparty. Information regarding the Company’s credit exposure related to its over-the-counter derivative contracts, centrally cleared derivative contracts and margin account for exchange-traded futures, excluding mortality swaps, at June 30, 2016 and December 31, 2015 are reflected in the following table (dollars in thousands):

	June 30, 2016	December 31, 2015
Estimated fair value of derivatives in net asset position	$305,798	$248,968
Cash provided as collateral(1)	16,822	12,540
Securities pledged to counterparties as collateral(2)	74,538	47,149
Cash pledged from counterparties as collateral(3)	(298,459)	(245,038)
Securities pledged from counterparties as collateral(4)	(40,876)	(20,888)
Initial margin for cleared derivatives(2)	(62,577)	(34,898)
Net amount after application of master netting agreements and collateral	$(4,754)	$7,833
Margin account related to exchange-traded futures(5)	$10,503	$11,004

(1)	Consists of receivable from counterparty, included in other assets.

(2)	Included in available-for-sale securities, primarily consists of U.S. Treasury and government agency securities.

(3)	Included in cash and cash equivalents, with obligation to return cash collateral recorded in other liabilities.

(4)	Consists of U.S. Treasury and government securities.

(5)	Included in other assets.

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
Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets include assets and liabilities that are traded in active exchange markets.
Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or market standard valuation techniques and assumptions that use significant inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the related assets or liabilities. Prices are determined using valuation methodologies such as discounted cash flow models and other similar techniques that require management’s judgment or estimation in developing inputs that are consistent with those other market participants would use when pricing similar assets and liabilities. Additionally, the Company’s embedded derivatives, all of which are associated with reinsurance treaties and longevity and mortality swaps, are classified in Level 3 since their values include significant unobservable inputs.
When inputs used to measure the fair value of an asset or liability fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety, except for fair value measurements using net asset value. For example, a Level 3 fair value measurement may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Therefore, gains and losses for such assets and liabilities categorized within Level 3 may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3).

Assets and Liabilities by Hierarchy Level
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 are summarized below (dollars in thousands):

June 30, 2016:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
Corporate securities	$19,543,237	$252,082	$17,993,773	$1,297,382
Canadian and Canadian provincial governments	4,105,274	—	3,551,082	554,192
Residential mortgage-backed securities	1,292,778	—	1,126,799	165,979
Asset-backed securities	1,356,677	—	1,057,861	298,816
Commercial mortgage-backed securities	1,507,693	—	1,469,758	37,935
U.S. government and agencies	2,007,338	1,874,944	106,139	26,255
State and political subdivisions	605,942	—	570,696	35,246
Other foreign government supranational and foreign government-sponsored enterprises	2,742,037	289,633	2,438,698	13,706
Total fixed maturity securities – available-for-sale	33,160,976	2,416,659	28,314,806	2,429,511
Funds withheld at interest – embedded derivatives	(91,981)	—	—	(91,981)
Cash equivalents	213,556	213,556	—	—
Short-term investments	160,901	133,716	27,185	—
Other invested assets:
Non-redeemable preferred stock	61,103	48,030	13,073	—
Other equity securities	357,083	357,083	—	—
Derivatives:
Interest rate swaps	159,611	—	159,611	—
Foreign currency forwards	1,498	—	1,498	—
CPI swaps	(613)	—	(613)	—
Credit default swaps	5,625	—	5,625	—
Equity options	43,543	—	43,543	—
Foreign currency swaps	101,132	—	101,132	—
FVO contractholder-directed unit-linked investments	195,842	194,604	1,238	—
Other	934	934	—	—
Total other invested assets	925,758	600,651	325,107	—
Other assets - longevity swaps	17,781	—	—	17,781
Total	$34,386,991	$3,364,582	$28,667,098	$2,355,311
Liabilities:
Interest sensitive contract liabilities – embedded derivatives	$1,125,380	$—	$—	$1,125,380
Other liabilities:
Derivatives:
Interest rate swaps	26,632	—	26,632	—
Foreign currency forwards	2,527	—	2,527	—
Credit default swaps	2,290	—	2,290	—
Equity options	(10,779)	—	(10,779)	—
Foreign currency swaps	2,109	—	2,109	—
Mortality swaps	1,997	—	—	1,997
Total	$1,150,156	$—	$22,779	$1,127,377

December 31, 2015:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
Corporate securities	$17,708,156	$269,039	$16,212,147	$1,226,970
Canadian and Canadian provincial governments	3,576,759	—	3,160,683	416,076
Residential mortgage-backed securities	1,311,477	—	980,828	330,649
Asset-backed securities	1,212,676	—	908,840	303,836
Commercial mortgage-backed securities	1,483,087	—	1,414,524	68,563
U.S. government and agencies	1,381,659	1,227,858	127,536	26,265
State and political subdivisions	511,014	—	472,672	38,342
Other foreign government, supranational and foreign government-sponsored enterprises	2,458,077	260,552	2,183,460	14,065
Total fixed maturity securities – available-for-sale	29,642,905	1,757,449	25,460,690	2,424,766
Funds withheld at interest – embedded derivatives	(76,698)	—	—	(76,698)
Cash equivalents	406,521	406,521	—	—
Short-term investments	530,773	524,946	5,827	—
Other invested assets:
Non-redeemable preferred stock	87,520	81,809	5,711	—
Other equity securities	38,342	38,342	—	—
Derivatives:
Interest rate swaps	71,882	—	71,882	—
Foreign currency forwards	20	—	20	—
CPI swaps	(292)	—	(292)	—
Credit default swaps	2,567	—	2,567	—
Equity options	40,644	—	40,644	—
Foreign currency swaps	141,357	—	141,357	—
FVO contractholder-directed unit-linked investments	197,547	195,317	2,230	—
Other	8,170	8,170	—	—
Total other invested assets	587,757	323,638	264,119	—
Other assets - longevity swaps	14,996	—	—	14,996
Total	$31,106,254	$3,012,554	$25,730,636	$2,363,064
Liabilities:
Interest sensitive contract liabilities – embedded derivatives	$1,070,584	$—	$—	$1,070,584
Other liabilities:
Derivatives:
Interest rate swaps	20,989	—	20,989	—
Foreign currency forwards	6,744	—	6,744	—
Credit default swaps	5,390	—	5,390	—
Equity options	(6,009)	—	(6,009)	—
Foreign currency swaps	(4,908)	—	(4,908)	—
Mortality swaps	2,619	—	—	2,619
Total	$1,095,409	$—	$22,206	$1,073,203
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

The Company performs initial and ongoing analysis and review of the various techniques utilized in determining fair value to ensure that they are appropriate and consistently applied, and that the various assumptions are reasonable. The Company analyzes and reviews the information and prices received from third parties to ensure that the prices represent a reasonable estimate of the fair value and to monitor controls around pricing, which includes quantitative and qualitative analysis and is overseen by the Company’s investment and accounting personnel. Examples of procedures performed include, but are not limited to, review of pricing trends, comparison of a sample of executed prices of securities sold to the fair value estimates, comparison of fair value estimates to management’s knowledge of the current market, and ongoing confirmation that third party pricing services use, wherever possible, market-based parameters for valuation. In addition, the Company utilizes both internal and external cash flow models to analyze the reasonableness of fair values utilizing credit spread and other market assumptions, where appropriate. As a result of the analysis, if the Company determines there is a more appropriate fair value based upon the available market data, the price received from the third party is adjusted accordingly. The Company also determines if the inputs used in estimated fair values received from pricing services are observable by assessing whether these inputs can be corroborated by observable market data.
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
Fixed Maturity Securities – The fair values of the Company’s publicly-traded fixed maturity securities are generally based on prices obtained from independent pricing services. Prices from pricing services are sourced from multiple vendors, and a vendor hierarchy is maintained by asset type based on historical pricing experience and vendor expertise. The Company generally receives prices from multiple pricing services for each security, but ultimately uses the price from the vendor that is highest in the hierarchy for the respective asset type. To validate reasonableness, prices are periodically reviewed as explained above. Consistent with the fair value hierarchy described above, securities with quotes from pricing services are generally reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs. If the pricing information received from third party pricing services is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process with the pricing service.
If the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of fair value, non-binding broker quotes are used, if available. If the Company concludes that the values from both pricing services and brokers are not reflective of fair value, an internally developed valuation may be prepared; however, this occurs infrequently. Internally developed valuations or non-binding broker quotes are also used to determine fair value in circumstances where vendor pricing is not available. These valuations may use significant unobservable inputs, which reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset. Observable market data may not be available in certain circumstances, such as market illiquidity and credit events related to the security. Pricing service overrides, internally developed valuations and non-binding broker quotes are generally based on significant unobservable inputs and are reflected as Level 3 in the valuation hierarchy.
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

Embedded Derivatives – The fair value of embedded derivative liabilities, including those calculated by third parties, are monitored through the use of attribution reports to quantify the effect of underlying sources of fair value change, including capital market inputs based on policyholder account values, interest rates and short-term and long-term implied volatilities, from period to period. Actuarial assumptions are based on experience studies performed internally in combination with available industry information and are reviewed on a periodic basis, at least annually.
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
Level 3 Measurements and Transfers
As of June 30, 2016 and December 31, 2015, the Company classified approximately 7.3% and 8.2%, respectively, of its fixed maturity securities in the Level 3 category. These securities primarily consist of private placement corporate securities and bank loans with inactive trading markets. Additionally, the Company has included asset-backed securities with subprime exposure and mortgage-backed securities with below investment grade ratings in the Level 3 category due to market uncertainty associated with these securities and the Company’s utilization of unobservable information from third parties for the valuation of these securities.

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

The following table presents quantitative information about significant unobservable inputs used in Level 3 fair value measurements that are developed internally by the Company as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	Estimated Fair Value		Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	June 30, 2016	December 31, 2015			June 30, 2016	December 31, 2015
Assets:
Corporate securities	$167,602	$195,557	Market comparable securities	Liquidity premium	0-2% (1%)	0-2% (1%)
U.S. government and agencies	26,255	26,265	Market comparable securities	Liquidity premium	0-1% (1%)	0-1% (1%)
State and political subdivisions	4,941	4,770	Market comparable securities	Liquidity premium	1%	1%
Funds withheld at interest- embedded derivatives	(91,981)	(76,698)	Total return swap	Mortality	0-100% (2%)	0-100% (2%)
				Lapse	0-35% (8%)	0-35% (7%)
				Withdrawal	0-5% (3%)	0-5% (3%)
				CVA	0-5% (1%)	0-5% (1%)
				Crediting rate	2-4% (2%)	2-4% (3%)
Longevity swaps	17,781	14,996	Discounted cash flow	Mortality	0-100% (2%)	0-100% (2%)
				Mortality improvement	(10%)-10% (3%)	(10%)-10% (3%)
Liabilities:
Interest sensitive contract liabilities- embedded derivatives- indexed annuities	841,832	878,114	Discounted cash flow	Mortality	0-100% (2%)	0-100% (2%)
				Lapse	0-35% (8%)	0-35% (7%)
				Withdrawal	0-5% (3%)	0-5% (3%)
				Option budget projection	2-4% (2%)	2-4% (3%)

Interest sensitive contract liabilities- embedded derivatives- variable annuities	283,548	192,470	Discounted cash flow	Mortality	0-100% (2%)	0-100% (2%)
				Lapse	0-25% (7%)	0-25% (7%)
				Withdrawal	0-7% (3%)	0-7% (3%)
				CVA	0-5% (1%)	0-5% (1%)
				Long-term volatility	0-27% (14%)	0-27% (14%)
Mortality swaps	1,997	2,619	Discounted cash flow	Mortality	0-100% (1%)	0-100% (1%)
The Company recognizes transfers of assets and liabilities into and out of levels within the fair value hierarchy at the beginning of the quarter in which the actual event or change in circumstances that caused the transfer occurs. Assets and liabilities transferred into Level 3 are due to a lack of observable market transactions and price information. Assets and liabilities are transferred out of Level 3 when circumstances change such that significant inputs can be corroborated with market observable data. This may be due to a significant increase in market activity for the asset or liability, a specific event, one or more significant input(s) becoming observable. Transfers out of Level 3 were primarily the result of the Company obtaining observable pricing information or a third party pricing quotation that appropriately reflects the fair value of those assets and liabilities. In addition, certain transfers out of Level 3 were also due to ratings upgrades on mortgage-backed securities that had previously had below investment-grade ratings.

Transfers from Level 1 to Level 2 are due to the lack of observable market data when pricing these securities, while transfers from Level 2 to Level 1 are due to an increase in the availability of market observable data in an active market. The following tables present the transfers between Level 1 and Level 2 during the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

	2016		2015
	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1
Three months ended June 30:
Fixed maturity securities - available-for-sale:
Corporate securities	$—	$—	$—	$31,896

Six months ended June 30:
Fixed maturity securities - available-for-sale:
Corporate securities	$—	$—	$625	$36,996
The tables below provide a summary of the changes in fair value of Level 3 assets and liabilities for the three and six months ended June 30, 2016, as well as the portion of gains or losses included in income for the three and six months ended June 30, 2016 attributable to unrealized gains or losses related to those assets and liabilities still held at June 30, 2016 (dollars in thousands):

For the three months ended June 30, 2016:	Fixed maturity securities - available-for-sale
	Corporate securities	Canadian and Canadian provincial governments	Residential mortgage- backed securities	Asset-backed securities	Commercial mortgage- backed securities	U.S. government and agencies
Fair value, beginning of period	$1,243,660	$487,383	$333,253	$285,220	$63,574	$25,880
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(592)	3,049	116	252	490	(122)
Investment related gains (losses), net	12	—	(1,891)	823	(2,669)	—
Interest credited	—	—	—	—	—	—
Included in other comprehensive income	30,391	63,760	3,839	2,793	453	461
Other revenues	—	—	—	—	—	—
Purchases(1)	72,982	—	42,913	59,779	—	144
Sales(1)	(901)	—	(167,236)	(30,181)	(22,338)	—
Settlements(1)	(47,461)	—	(13,464)	(4,196)	(68)	(108)
Transfers into Level 3	5,023	—	—	18,398	—	—
Transfers out of Level 3	(5,732)	—	(31,551)	(34,072)	(1,507)	—
Fair value, end of period	$1,297,382	$554,192	$165,979	$298,816	$37,935	$26,255
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(608)	$3,049	$530	$187	$485	$(122)
Investment related gains (losses), net	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—

For the three months ended June 30, 2016 (continued):	Fixed maturity securities available-for-sale
	State and political subdivisions	Other foreign government, supranational and foreign government-sponsored enterprises	Funds withheld at interest- embedded derivatives	Other assets - longevity swaps	Interest sensitive contract liabilities embedded derivatives	Other liabilities - mortality swaps
Fair value, beginning of period	$34,624	$13,936	$(168,948)	$15,806	$(1,118,069)	$(3,043)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	12	—	—	—	—	—
Investment related gains (losses), net	—	—	76,967	—	(28,137)	—
Interest credited	—	—	—	—	(2,019)	—
Included in other comprehensive income	837	95	—	(419)	—	—
Other revenues	—	—	—	2,394	—	1,046
Purchases(1)	—	—	—	—	4,703	—
Sales(1)	—	—	—	—	—	—
Settlements(1)	(227)	(325)	—	—	18,142	—
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Fair value, end of period	$35,246	$13,706	$(91,981)	$17,781	$(1,125,380)	$(1,997)
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$12	$—	$—	$—	$—	$—
Investment related gains (losses), net	—	—	76,967	—	(31,333)	—
Other revenues	—	—	—	2,394	—	1,046
Interest credited	—	—	—	—	(20,162)	—

For the six months ended June 30, 2016:	Fixed maturity securities - available-for-sale
	Corporate securities	Canadian and Canadian provincial governments	Residential mortgage- backed securities	Asset-backed securities	Commercial mortgage- backed securities	U.S. government and agencies
Fair value, beginning of period	$1,226,970	$416,076	$330,649	$303,836	$68,563	$26,265
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(1,419)	6,051	(371)	426	1,133	(245)
Investment related gains (losses), net	(21,856)	—	(1,922)	1,101	(3,289)	—
Interest credited	—	—	—	—	—	—
Included in other comprehensive income	56,073	132,065	(493)	(7,734)	(2,359)	1,057
Other revenues	—	—	—	—	—	—
Purchases(1)	140,578	—	72,228	97,050	1,545	257
Sales(1)	(10,483)	—	(167,684)	(38,681)	(25,976)	—
Settlements(1)	(96,955)	—	(24,904)	(7,921)	(137)	(1,079)
Transfers into Level 3	10,206	—	—	24,796	—	—
Transfers out of Level 3	(5,732)	—	(41,524)	(74,057)	(1,545)	—
Fair value, end of period	$1,297,382	$554,192	$165,979	$298,816	$37,935	$26,255
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(1,428)	$6,051	$42	$350	$1,031	$(245)
Investment related gains (losses), net	(21,726)	—	—	—	—	—
Interest credited	—	—	—	—	—	—

For the six months ended June 30, 2016 (continued):	Fixed maturity securities available-for-sale
	State and political subdivisions	Other foreign government, supranational and foreign government-sponsored enterprises	Funds withheld at interest- embedded derivatives	Other assets - longevity swaps	Interest sensitive contract liabilities embedded derivatives	Other liabilities - mortality swaps
Fair value, beginning of period	$38,342	$14,065	$(76,698)	$14,996	$(1,070,584)	$(2,619)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	195	—	—	—	—	—
Investment related gains (losses), net	—	—	(15,283)	—	(91,077)	—
Interest credited	—	—	—	—	(626)	—
Included in other comprehensive income	1,171	288	—	304	—	—
Other revenues	—	—	—	2,481	—	622
Purchases(1)	—	—	—	—	2,035	—
Sales(1)	—	—	—	—	—	—
Settlements(1)	(258)	(647)	—	—	34,872	—
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	(4,204)	—	—	—	—	—
Fair value, end of period	$35,246	$13,706	$(91,981)	$17,781	$(1,125,380)	$(1,997)
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$195	$—	$—	$—	$—	$—
Investment related gains (losses), net	—	—	(15,283)	—	(96,811)	—
Other revenues	—	—	—	2,481	—	622
Interest credited	—	—	—	—	(35,497)	—

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

The tables below provide a summary of the changes in fair value of Level 3 assets and liabilities for the three and six months ended June 30, 2015, as well as the portion of gains or losses included in income for the three and six months ended June 30, 2015 attributable to unrealized gains or losses related to those assets and liabilities still held at June 30, 2015 (dollars in thousands):

For the three months ended June 30, 2015:	Fixed maturity securities - available-for-sale
	Corporate securities	Residential mortgage- backed securities	Asset-backed securities	Commercial mortgage- backed securities	U.S. government and agencies	State and political subdivisions
Fair value, beginning of period	$1,286,979	$192,579	$609,436	$93,869	$27,756	$41,875
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(1,051)	(156)	1,511	677	112	8
Investment related gains (losses), net	(166)	17	283	(770)	(10)	(5)
Interest credited	—	—	—	—	—	—
Included in other comprehensive income	(16,902)	(1,291)	(301)	(386)	(559)	(1,480)
Purchases(1)	76,982	118,868	44,181	42	154	—
Sales(1)	(3,949)	—	(1,615)	(2,000)	—	—
Settlements(1)	(103,696)	(8,617)	(63,751)	(893)	(94)	(212)
Transfers into Level 3	413	1,800	—	—	—	—
Transfers out of Level 3	(1,293)	(4,824)	(9,234)	(12,720)	—	—
Fair value, end of period	$1,237,317	$298,376	$580,510	$77,819	$27,359	$40,186
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(997)	$(156)	$706	$640	$112	$8
Investment related gains (losses), net	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—

For the three months ended June 30, 2015 (continued):	Fixed maturity securities available-for-sale
	Other foreign government, supranational and foreign government-sponsored enterprises	Funds withheld at interest- embedded derivatives	Other invested assets - non-redeemable preferred stock	Other assets - longevity swaps	Interest sensitive contract liabilities embedded derivatives	Other liabilities - mortality swaps
Fair value, beginning of period	$15,202	$19,769	$7,992	$8,602	$(1,132,271)	$(1,276)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	—	—	—	—	—	—
Investment related gains (losses), net	—	(23,098)	—	—	50,878	—
Interest credited	—	—	—	—	8,080	—
Included in other comprehensive income	(232)	—	(104)	340	—	—
Other revenues	—	—	—	1,911	—	(478)
Purchases(1)	—	—	4,500	—	(13,924)	—
Sales(1)	—	—	—	—	—	—
Settlements(1)	(313)	—	—	—	18,083	—
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Fair value, end of period	$14,657	$(3,329)	$12,388	$10,853	$(1,069,154)	$(1,754)
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$—	$—	$—	$—	$—	$—
Investment related gains (losses), net	—	(23,098)	—	—	48,603	—
Other revenues	—	—	—	1,911	—	(478)
Interest credited	—	—	—	—	(10,003)	—

For the six months ended June 30, 2015:	Fixed maturity securities - available-for-sale
	Corporate securities	Residential mortgage- backed securities	Asset-backed securities	Commercial mortgage- backed securities	U.S. government and agencies	State and political subdivisions
Fair value, beginning of period	$1,310,427	$188,094	$572,960	$86,746	$28,529	$42,711
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(1,854)	(296)	2,930	1,271	93	15
Investment related gains (losses), net	(571)	(65)	356	(683)	(117)	(9)
Interest credited	—	—	—	—	—	—
Included in other comprehensive income	(10,833)	(768)	3,331	(696)	(383)	(1,455)
Purchases(1)	113,882	130,307	85,172	42	275	—
Sales(1)	(3,949)	(714)	(8,971)	(2,956)	—	—
Settlements(1)	(163,296)	(14,336)	(67,873)	(6,013)	(1,038)	(241)
Transfers into Level 3	413	2,400	9,055	12,828	—	—
Transfers out of Level 3	(6,902)	(6,246)	(16,450)	(12,720)	—	(835)
Fair value, end of period	$1,237,317	$298,376	$580,510	$77,819	$27,359	$40,186
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
Included in earnings, net:
Investment income, net of related expenses	$—	$—	$—	$—	$—	$—
Investment related gains (losses), net	—	(25,423)	—	—	20,358	—
Other revenues	—	—	—	3,731	—	(957)
Interest credited	—	—	—	—	(58,327)	—

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

	Carrying Value After Measurement		Net Investment Gains (Losses)
	At June 30,		Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2016	2015	2016	2015	2016	2015
Mortgage loans(1)	$6,993	$5,850	$(400)	$(11)	$(702)	$39
Limited partnership interests(2)	4,460	13,667	(112)	—	(2,039)	(4,509)

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

Fair Value of Financial Instruments
The Company is required by general accounting principles for Fair Value Measurements and Disclosures to disclose the fair value of certain financial instruments including those that are not carried at fair value. The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments, which were not measured at fair value on a recurring basis, at June 30, 2016 and December 31, 2015 (dollars in thousands). This table excludes any payables or receivables for collateral under repurchase agreements and other transactions. The estimated fair value of the excluded amount approximates carrying value as they equal the amount of cash collateral received/paid.

June 30, 2016:	Carrying Value	Estimated Fair Value	Fair Value Measurement Using:
			Level 1	Level 2	Level 3	NAV
Assets:
Mortgage loans on real estate	$3,377,039	$3,502,098	$—	$—	$3,502,098	$—
Policy loans	1,445,410	1,445,410	—	1,445,410	—	—
Funds withheld at interest(1)	5,987,794	6,368,471	—	—	6,368,471	—
Cash and cash equivalents(2)	820,773	820,773	820,773	—	—	—
Short-term investments(2)	35,078	35,078	35,078	—	—	—
Other invested assets(2)	383,295	409,054	4,297	36,151	86,092	282,514
Accrued investment income	368,926	368,926	—	368,926	—	—
Liabilities:
Interest-sensitive contract liabilities(1)	$10,058,118	$10,650,840	$—	$—	$10,650,840	$—
Short-term debt	299,807	308,457	—	—	308,457	—
Long-term debt	2,788,473	2,954,981	—	—	2,954,981	—
Collateral finance and securitization notes	870,482	790,304	—	—	790,304	—

December 31, 2015:	Carrying Value	Estimated Fair Value	Fair Value Measurement Using:
			Level 1	Level 2	Level 3	NAV
Assets:
Mortgage loans on real estate	$3,129,951	$3,197,808	$—	$—	$3,197,808	$—
Policy loans	1,468,796	1,468,796	—	1,468,796	—	—
Funds withheld at interest(1)	5,956,380	6,311,780	—	—	6,311,780	—
Cash and cash equivalents(2)	1,118,754	1,118,754	1,118,754	—	—	—
Short-term investments(2)	27,511	27,511	27,511	—	—	—
Other invested assets(2)	399,799	444,342	4,445	34,886	111,412	293,599
Accrued investment income	339,452	339,452	—	339,452	—	—
Liabilities:
Interest-sensitive contract liabilities(1)	$9,746,870	$9,841,576	$—	$—	$9,841,576	$—
Long-term debt	2,297,548	2,415,119	—	—	2,415,119	—
Collateral finance and securitization notes	899,161	791,275	—	—	791,275	—

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
Other Invested Assets – This primarily includes limited partnership interests accounted for using the cost method, structured loans, FHLB common stock, cash collateral and equity release mortgages. The fair value of limited partnership interests and other investments accounted for using the cost method is determined using the net asset values ("NAV") of the Company’s ownership interest as provided in the financial statements of the investees. The fair value of structured loans is estimated based on a discounted cash flow analysis using discount rates applicable to each structured loan, this is considered Level 3 in the fair value hierarchy. The fair value of the Company’s common stock investment in the FHLB is considered to be the carrying value and it is considered Level 2 in the fair value hierarchy. The fair value of the Company's cash collateral is considered to be the carrying value and considered to be Level 1 in the fair value hierarchy. The fair value of the Company’s equity release mortgage loan portfolio, considered Level 3 in the fair value hierarchy, is estimated by discounting cash flows, both principal and interest, using current interest rates and credit spread adjustments derived from benchmarking against similar loans, allowing also for United Kingdom house price inflation and actuarial analyses of borrower behavior, mortality and morbidity.
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

	Three months ended June 30,		Six months ended June 30,
Revenues:	2016	2015	2016	2015
U.S. and Latin America:
Traditional	$1,494,003	$1,342,248	$2,894,820	$2,597,538
Non-Traditional	305,077	191,775	343,982	384,448
Total	1,799,080	1,534,023	3,238,802	2,981,986
Canada:
Traditional	288,912	270,090	546,912	535,094
Non-Traditional	11,854	11,458	22,538	23,332
Total	300,766	281,548	569,450	558,426
Europe, Middle East and Africa:
Traditional	301,642	284,192	591,276	579,424
Non-Traditional	80,977	75,308	148,733	130,684
Total	382,619	359,500	740,009	710,108
Asia Pacific:
Traditional	477,571	411,314	871,770	805,189
Non-Traditional	17,045	7,076	37,116	26,646
Total	494,616	418,390	908,886	831,835
Corporate and Other	61,987	36,879	94,489	68,598
Total	$3,039,068	$2,630,340	$5,551,636	$5,150,953

	Three months ended June 30,		Six months ended June 30,
Income (loss) before income taxes:	2016	2015	2016	2015
U.S. and Latin America:
Traditional	$111,430	$82,793	$162,528	$100,636
Non-Traditional	108,854	70,393	93,958	124,898
Total	220,284	153,186	256,486	225,534
Canada:
Traditional	43,309	22,736	63,404	45,463
Non-Traditional	2,128	3,094	2,720	7,225
Total	45,437	25,830	66,124	52,688
Europe, Middle East and Africa:
Traditional	6,834	9,159	5,718	19,641
Non-Traditional	27,469	31,432	52,893	51,066
Total	34,303	40,591	58,611	70,707
Asia Pacific:
Traditional	34,482	4,315	75,642	56,963
Non-Traditional	(73)	(1,405)	8,480	8,740
Total	34,409	2,910	84,122	65,703
Corporate and Other	18,790	(8,727)	(4,540)	(16,717)
Total	$353,223	$213,790	$460,803	$397,915

Assets:	June 30, 2016	December 31, 2015
U.S. and Latin America:
Traditional	$17,806,550	$16,554,509
Non-Traditional	13,935,486	13,405,878
Total	31,742,036	29,960,387
Canada:
Traditional	3,894,407	3,604,344
Non-Traditional	16,933	27,543
Total	3,911,340	3,631,887
Europe, Middle East and Africa:
Traditional	2,669,404	2,757,593
Non-Traditional	4,076,547	4,162,703
Total	6,745,951	6,920,296
Asia Pacific:
Traditional	3,757,131	3,227,530
Non-Traditional	742,063	742,528
Total	4,499,194	3,970,058
Corporate and Other	6,978,182	5,900,524
Total	$53,876,703	$50,383,152

8.	Commitments, Contingencies and Guarantees
Commitments
Funding of Investments
The Company's commitments to fund investments as of June 30, 2016 and December 31, 2015 are presented in the following table (dollars in thousands):

	June 30, 2016	December 31, 2015
Limited partnerships and real estate joint ventures	$252,864	$263,163
Commercial mortgage loans	56,139	86,325
Bank loans	51,041	48,686
Equity release mortgages	40,091	8,504
The Company anticipates that the majority of its current commitments will be invested over the next five years; however, these commitments could become due any time at the request of the counterparties. Investments in limited partnerships and real estate joint ventures are carried at cost or reported using the equity method and included in other invested assets in the condensed consolidated balance sheets. Bank loans are carried at fair value and included in fixed maturity securities available-for-sale. Equity release mortgages are carried at unpaid principal balances, net of any amortized premium or discount and valuation allowance and included in other invested assets.
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
Guarantees
Statutory Reserve Support
RGA, through wholly-owned subsidiaries, has committed to provide statutory reserve support to third parties, in exchange for a fee, by funding loans if certain defined events occur. Such statutory reserves are required under the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX for term life insurance policies and Regulation A-XXX for universal life secondary guarantees). The third parties have recourse to RGA should the subsidiary fail to provide the required funding, however, as of June 30, 2016, the Company does not believe that it will be required to provide any funding under these commitments as the occurrence of the defined events is considered remote. The following table presents the maximum potential obligation for these commitments as of June 30, 2016 (dollars in millions):

Commitment Period:	June 30, 2016
2023	$500.0
2033	950.0
2034	3,000.0
2035	1,314.2
2036	1,432.0
Other Guarantees
RGA has issued guarantees to third parties on behalf of its subsidiaries for the payment of amounts due under certain securities borrowing arrangements, financing arrangements and office lease obligations, whereby, if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. Additionally, in limited circumstances, treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA’s subsidiary is relatively new, unrated, or not of a significant size, relative to the ceding company. Liabilities supported by the treaty guarantees, before consideration for any legally offsetting amounts due from the guaranteed party are reflected on the Company’s condensed consolidated balance sheets in future policy benefits. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to borrowed securities provide additional security to third parties should a subsidiary fail to return the borrowed securities when due. RGA’s guarantees issued as of June 30, 2016 and December 31, 2015 are reflected in the following table (dollars in thousands):

	June 30, 2016	December 31, 2015
Treaty guarantees	$759,175	$765,505
Treaty guarantees, net of assets in trust	631,267	634,909
Borrowed securities	269,740	259,540
Financing arrangements	121,369	100,000
Lease obligations	3,140	5,217

9.	Income Tax
Provision for income tax expense differed from the amounts computed by applying the U.S. federal income tax statutory rate of 35% to pre-tax income as a result of the following for the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Tax provision at U.S. statutory rate	$123,628	$74,826	$161,281	$139,270
Increase (decrease) in income taxes resulting from:
Foreign tax rate differing from U.S. tax rate	(8,398)	(764)	(12,282)	(6,285)
Differences in tax bases in foreign jurisdictions	(5,553)	(6,931)	(14,489)	(13,601)
Deferred tax valuation allowance	4,288	4,967	9,287	11,758
Amounts related to tax audit contingencies	3,288	952	3,889	1,905
Subpart F	738	11,452	1,433	17,886
Foreign tax credits	(427)	(1,104)	(721)	(3,448)
Return to provision adjustments	(442)	(212)	(316)	(4,977)
Other, net	(2)	213	146	(98)
Total provision for income taxes	$117,120	$83,399	$148,228	$142,410
Effective tax rate	33.2%	39.0%	32.2%	35.8%
The second quarter and first six months of 2016 effective tax rate was lower than the U.S. Statutory rate of 35.0% primarily as a result of income in non-U.S. jurisdictions with lower tax rates than the U.S. and differences in tax bases in foreign jurisdictions. The 2015 tax benefits from income in non-U.S. jurisdictions were partially offset by a tax accrual related to the Active Financing Exception business extender provision that the U.S. Congress did not pass prior to June 30, 2015.

10.    Employee Benefit Plans
The components of net periodic benefit costs for the three and six months ended June 30, 2016 and 2015 were as follows (dollars in thousands):

	Pension Benefits		Other Benefits
	Three months ended June 30,		Three months ended June 30,
	2016	2015	2016	2015
Service cost	$2,652	$2,586	$1,015	$589
Interest cost	1,076	1,283	643	491
Expected return on plan assets	(1,345)	(1,331)	—	—
Amortization of prior service cost	75	80	—	—
Amortization of prior actuarial loss	1,224	833	617	265
Net periodic benefit cost	$3,682	$3,451	$2,275	$1,345

	Pension Benefits		Other Benefits
	Six months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Service cost	$4,958	$4,616	$2,031	$1,178
Interest cost	2,335	2,526	1,286	982
Expected return on plan assets	(2,569)	(2,449)	—	—
Amortization of prior service cost	153	163	—	—
Amortization of prior actuarial loss	2,081	1,272	1,233	530
Net periodic benefit cost	$6,958	$6,128	$4,550	$2,690
The Company has made $4.0 million in pension contributions during the first six months of 2016 and expects to make total pension contributions of $8.0 million in 2016.

11.	Equity Based Compensation
Equity compensation expense was $7.4 million and $3.1 million in the second quarter of 2016 and 2015, respectively. In the first quarter of 2016, the Company granted 0.3 million stock appreciation rights at $93.53 weighted average exercise price per share and 0.2 million performance contingent units to employees. Additionally, non-employee directors were granted a total of 8,908 shares of common stock. As of June 30, 2016, 1.8 million share options at a weighted average strike price per share of $56.13 were vested and exercisable, with a remaining weighted average exercise period of 4.7 years. As of June 30, 2016, the total compensation cost of non-vested awards not yet recognized in the condensed consolidated financial statements was $40.7 million. It is estimated that these costs will vest over a weighted average period of 2.1 years.

12.	Reinsurance
The Company generally reports retrocession activity on a gross basis. Amounts paid or deemed to have been paid for reinsurance are reflected in reinsurance ceded receivables. The cost of reinsurance related to long-duration contracts is recognized over the terms of the reinsured policies on a basis consistent with the reporting of those policies.
Retrocession reinsurance treaties do not relieve the Company from its obligations to direct writing companies. Failure of retrocessionaires to honor their obligations could result in losses to the Company. Consequently, allowances would be established for amounts deemed uncollectible. At June 30, 2016 and December 31, 2015, no allowances were deemed necessary. The Company regularly evaluates the financial condition of the insurance companies from which it assumes and to which it cedes reinsurance.
Retrocessions are arranged through the Company’s retrocession pools for amounts in excess of the Company’s retention limit. As of June 30, 2016 and December 31, 2015, all rated retrocession pool participants followed by the A.M. Best Company were rated “A- (excellent)” or better. The Company verifies retrocession pool participants’ ratings on a quarterly basis. For a majority of the retrocessionaires that were not rated, security in the form of letters of credit or trust assets has been posted. In addition, the Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance. In addition to its third party retrocessionaires, various RGA reinsurance subsidiaries retrocede amounts in excess of their retention to affiliated subsidiaries.

The following table presents information for the Company's reinsurance ceded receivable assets, including the respective amount and A.M. Best rating for each reinsurer representing in excess of five percent of the total as of June 30, 2016 and December 31, 2015 (dollars in thousands):

		June 30, 2016		December 31, 2015
Reinsurer	A.M. Best Rating	Amount	% of Total	Amount	% of Total
Reinsurer A	A+	$233,016	34.2%	$199,479	31.3%
Reinsurer B	A+	190,957	28.0	179,522	28.1
Reinsurer C	A+	68,727	10.1	72,836	11.4
Reinsurer D	A++	38,098	5.6	41,807	6.6
Reinsurer E	A	36,847	5.4	37,138	5.8
Other reinsurers		113,780	16.7	107,077	16.8
Total		$681,425	100.0%	$637,859	100.0%
Included in the total reinsurance ceded receivables balance were $246.2 million and $233.7 million of claims recoverable, of which $4.7 million and $2.0 million were in excess of 90 days past due, as of June 30, 2016 and December 31, 2015, respectively.
13.    Financing Activities

On June 1, 2016, RGA issued 3.95% Senior Notes due September 15, 2026 with a face amount of $400.0 million and 5.75% Fixed-To-Floating Rate Subordinated Debentures due June 15, 2056 with a face amount of $400.0 million. These securities have been registered with the Securities and Exchange Commission. The net proceeds from these offerings were approximately $791.0 million and will be used in part to repay upon maturity the Company’s $300.0 million 5.625% Senior Notes that mature in March 2017. The remainder will be used for general corporate purposes. Capitalized issue costs were approximately $9.0 million.

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
In June, 2016, the FASB amended the existing impairment guidance of Financial Instruments. The amendment adds to U.S. GAAP an impairment model (known as current expected credit loss ("CECL") model) that is based on expected losses rather than incurred losses. For traditional and other receivables, held-to-maturity debt securities, loans and other instruments entities will be required to use the new forward-looking "expected loss" model that generally will result in earlier recognition of allowance for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses similar to what they do today, except the losses will be recognized as allowances rather than reduction to the amortized cost of the securities. This guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019, with early adoption permitted. The guidance will be adopted through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). The Company is currently evaluating the impact of this amendment on its condensed consolidated financial statements.
Leases
In February 2016, the FASB issued guidance which will replace most existing lease accounting guidance. The new standard, based on the principle that entities should recognize assets and liabilities arising from leases, does not significantly change the lessees’ recognition, measurement and presentation of expenses and cash flows from the previous accounting standard. Leases are classified as finance or operating. The new standard's primary change is the requirement for entities to recognize a lease liability for payments and a right of use asset representing the right to use the leased asset during the term of operating lease arrangements. Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of twelve months or less. Lessors’ accounting is largely unchanged from the previous accounting standard. In addition, the new standard expands the disclosure requirements of lease arrangements. Lessees and lessors will use a modified retrospective transition approach, which includes a number of practical expedients. This guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of this amendment on its condensed consolidated financial statements.
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

Results of Operations
Consolidated
Consolidated income before income taxes increased $139.4 million, or 65.2%, and $62.9 million, or 15.8%, for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015. The increase in income for the second quarter of 2016 was primarily due to improved mortality experience compared to the prior year, higher investment income and an increase in investment related gains. The increase in investment related gains for the second quarter was largely due to changes in the fair value of embedded derivatives on modco or funds withheld treaties within the U.S. segment. The effect of the change in fair value of these embedded derivatives on income is discussed below. Results in 2016 also benefited from a $15.4 million reduction in interest expense due to the effective settlement of uncertain tax positions. The increase in income for the first six months of 2016 was partially offset by an increase in impairments on fixed maturity and equity securities of $28.0 million, compared to the same period in 2015. Foreign currency fluctuations relative to the prior year unfavorably affected income before income taxes by approximately $5.7 million and $14.9 million for the second quarter and first six months of 2016, as compared to the same periods in 2015.
The Company recognizes in consolidated income, any changes in the fair value of embedded derivatives on modco or funds withheld treaties, equity-indexed annuity treaties (“EIAs”) and variable annuity products. The combined changes in these three types of embedded derivatives, after adjustment for deferred acquisition costs and retrocession, resulted in an increase in consolidated income before income taxes of approximately $53.9 million and $124.1 million in the second quarter and first six months of 2016, respectively, as compared to the same periods in 2015. This fluctuation does not affect current cash flows, crediting rates or spread performance on the underlying treaties. Therefore, management believes it is helpful to distinguish between the effects of changes in these embedded derivatives, net of related hedging activity and deferred acquisition costs, and the primary factors that drive profitability of the underlying treaties, namely investment income, fee income, and interest credited. The individual effect on income before income taxes for these three types of embedded derivatives is as follows:

•
The change in the value of embedded derivatives related to reinsurance treaties written on a modco or funds withheld basis are subject to the general accounting principles for derivatives and hedging related to embedded derivatives. The unrealized gains and losses associated with these embedded derivatives, after adjustment for deferred acquisition costs, resulted in an increase in income before income taxes of $35.0 million in the second quarter of 2016 and a decrease of $2.3 million in the first six months of 2016, as compared to the same periods in 2015.

•
Changes in risk-free rates used in the fair value estimates of embedded derivatives associated with EIAs affect the amount of unrealized gains and losses the Company recognizes. The unrealized gains and losses associated with EIAs, after adjustment for deferred acquisition costs and retrocession, resulted in an increase in income before income taxes of $3.1 million in the second quarter of 2016 and a decrease of $4.6 million in the first six months of 2016, as compared to the same periods in 2015.

•
The change in the Company’s liability for variable annuities associated with guaranteed minimum living benefits affects the amount of unrealized gains and losses the Company recognizes. The unrealized gains and losses associated with guaranteed minimum living benefits, after adjustment for deferred acquisition costs, decreased income before income taxes by $92.0 million and $117.2 million in the second quarter and first six months of 2016, respectively, as compared to the same periods in 2015.

Consolidated net premiums increased $217.9 million, or 10.2%, and $351.1 million, or 8.5%, for the three and six months ended June 30, 2016, as compared to the same periods in 2015, primarily due to growth in life reinsurance in force and large in force block transactions entered into during the latter part of 2015. Foreign currency fluctuations unfavorably affected net premiums by approximately $45.7 million and $115.9 million for the second quarter and first six months of 2016, as compared to the same periods in 2015. Consolidated assumed life insurance in force increased to $3,090.3 billion as of June 30, 2016 from $2,925.3 billion as of June 30, 2015 due to new business production and in force transactions, partially offset by adverse foreign currency fluctuations. The Company added new business production, measured by face amount of insurance in force, of $107.3 billion and $71.7 billion during the second quarter of 2016 and 2015, respectively, and $215.1 billion and $177.5 billion during the first six months of 2016 and 2015, respectively. Adverse foreign currency fluctuations offset the increase in assumed life insurance in force from June 30, 2015 by $89.9 million. Management believes industry consolidation, regulatory changes and the established practice of reinsuring mortality and morbidity risks should continue to provide opportunities for growth, albeit at rates less than historically experienced in some markets.
Consolidated investment income, net of related expenses, increased $57.1 million, or 12.7%, and $47.5 million, or 5.4%, for the three and six months ended June 30, 2016, as compared to the same periods in 2015. The increases are primarily attributable to strong variable investment income on alternative investments and investment prepayments and fees. Also contributing to the increase in investment income is a larger average invested asset base, excluding spread related business, partially offset by a decrease in the average investment yield. Average invested assets at amortized cost, excluding spread related business, for the six months ended June 30, 2016 totaled $22.7 billion, an 8.3% increase over June 30, 2015. The average yield earned on investments, excluding spread related business, was 4.71% and 4.88% for the second quarter of 2016 and 2015, respectively, and 4.59% and 4.83% for the six months ended June 30, 2016 and 2015, respectively. The average yield will vary from quarter to quarter and year to year depending on a number of variables, including the prevailing interest rate and credit spread environment, changes in the mix of the underlying investments and cash balances, prepayment fees recorded on the early payoff of certain investments and the timing of dividends and distributions on certain investments. A continued low interest rate environment is expected to put downward pressure on this yield in future reporting periods. A portion of investment income is allocated to the operating segments based upon average assets and related capital levels deemed appropriate to support the segment operations.
Total investment related gains (losses), net improved by $134.4 million and $6.0 million for the three and six months ended June 30, 2016, as compared to the same periods in 2015. The improvement in the second quarter of 2016 was primarily due to a favorable change in the value of embedded derivatives related to reinsurance treaties written on a modco or funds withheld basis of $100.1 million, as compared to the same period in 2015. During the first six months of 2016, the favorable change in the value of these embedded derivatives was $10.1 million, as compared to the same period in 2015. In addition, impairments on fixed maturity and equity securities increased by $28.0 million in the first six months of 2016, as compared to the same period in 2015. See Note 4 - “Investments” and Note 5 - “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for additional information on the impairment losses and derivatives.
The effective tax rate on a consolidated basis was 33.2% and 39.0% for the second quarter of 2016 and 2015, respectively, and 32.2% and 35.8% for the first six months of 2016 and 2015, respectively. The second quarter and first six months of 2016 effective tax rates were lower than the U.S. Statutory rate of 35.0% primarily as a result of tax benefits from income in non-U.S. jurisdictions with lower tax rates than the U.S. and differences in tax bases in foreign jurisdictions. These benefits were partially offset by an accrual related to an uncertain tax position. The second quarter and first six months of 2015 effective tax rates were higher than the U.S. Statutory rate of 35.0% primarily as a result of a tax accrual related to the Active Financing Exception business extender provision that the U.S. Congress did not pass prior to the end of the quarter and a loss in Australia which has a lower tax rate than the U.S. The high tax rate was partially offset with income in other jurisdictions with rates lower than the U.S.

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

For the three months ended June 30, 2016:		Non-Traditional
(dollars in thousands)		Asset-Intensive	Financial Reinsurance	Total U.S. and Latin America
	Traditional
Revenues:
Net premiums	$1,307,395	$5,662	$—	$1,313,057
Investment income, net of related expenses	182,238	177,681	2,386	362,305
Investment related gains (losses), net	(882)	76,830	—	75,948
Other revenues	5,252	24,555	17,963	47,770
Total revenues	1,494,003	284,728	20,349	1,799,080
Benefits and expenses:
Claims and other policy benefits	1,149,665	19,507	—	1,169,172
Interest credited	20,845	68,436	—	89,281
Policy acquisition costs and other insurance expenses	182,285	97,078	3,085	282,448
Other operating expenses	29,778	5,728	2,389	37,895
Total benefits and expenses	1,382,573	190,749	5,474	1,578,796
Income before income taxes	$111,430	$93,979	$14,875	$220,284

For the three months ended June 30, 2015:		Non-Traditional
(dollars in thousands)		Asset-Intensive	Financial Reinsurance	Total U.S. and Latin America
	Traditional
Revenues:
Net premiums	$1,170,931	$5,941	$—	$1,176,872
Investment income, net of related expenses	163,390	155,364	1,194	319,948
Investment related gains (losses), net	3,360	(15,075)	—	(11,715)
Other revenues	4,567	26,634	17,717	48,918
Total revenues	1,342,248	172,864	18,911	1,534,023
Benefits and expenses:
Claims and other policy benefits	1,041,390	19,983	—	1,061,373
Interest credited	21,875	59,042	—	80,917
Policy acquisition costs and other insurance expenses	169,035	32,976	2,522	204,533
Other operating expenses	27,155	5,113	1,746	34,014
Total benefits and expenses	1,259,455	117,114	4,268	1,380,837
Income before income taxes	$82,793	$55,750	$14,643	$153,186

For the six months ended June 30, 2016:		Non-Traditional
(dollars in thousands)		Asset-Intensive	Financial Reinsurance	Total U.S. and Latin America
	Traditional
Revenues:
Net premiums	$2,541,789	$11,881	$—	$2,553,670
Investment income, net of related expenses	347,261	294,896	4,993	647,150
Investment related gains (losses), net	(2,982)	(51,721)	—	(54,703)
Other revenues	8,752	47,389	36,544	92,685
Total revenues	2,894,820	302,445	41,537	3,238,802
Benefits and expenses:
Claims and other policy benefits	2,269,107	39,340	—	2,308,447
Interest credited	42,245	130,994	—	173,239
Policy acquisition costs and other insurance expenses	359,363	57,422	5,653	422,438
Other operating expenses	61,577	11,540	5,075	78,192
Total benefits and expenses	2,732,292	239,296	10,728	2,982,316
Income before income taxes	$162,528	$63,149	$30,809	$256,486

For the six months ended June 30, 2015:		Non-Traditional
(dollars in thousands)		Asset-Intensive	Financial Reinsurance	Total U.S. and Latin America
	Traditional
Revenues:
Net premiums	$2,285,025	$10,982	$—	$2,296,007
Investment income, net of related expenses	306,395	303,201	2,339	611,935
Investment related gains (losses), net	887	(18,274)	—	(17,387)
Other revenues	5,231	53,178	33,022	91,431
Total revenues	2,597,538	349,087	35,361	2,981,986
Benefits and expenses:
Claims and other policy benefits	2,080,797	26,709	—	2,107,506
Interest credited	34,819	154,027	—	188,846
Policy acquisition costs and other insurance expenses	327,602	61,030	4,938	393,570
Other operating expenses	53,684	9,431	3,415	66,530
Total benefits and expenses	2,496,902	251,197	8,353	2,756,452
Income before income taxes	$100,636	$97,890	$27,008	$225,534
Income before income taxes increased by $67.1 million, or 43.8%, and $31.0 million, or 13.7%, for the three and six months ended June 30, 2016, as compared to the same periods in 2015. For both the quarter and the year, as compared to same period prior year, the favorable increases were driven by changes in the value of the embedded derivatives associated with reinsurance treaties structured on a modco or funds withheld basis, improved claims experience in the Traditional segment, and a higher asset base, driven largely by acquisitions of in force blocks late in 2015. Year over year, the increase was somewhat offset by other than temporary impairments in the energy sector of the investment portfolio.
Traditional Reinsurance
The U.S. and Latin America Traditional segment provides life and health reinsurance to clients for a variety of products through yearly renewable term, coinsurance and modified coinsurance agreements. These reinsurance arrangements may involve either facultative or automatic agreements.
Income before income taxes for the U.S. and Latin America Traditional segment increased by $28.6 million, or 34.6%, and $61.9 million, or 61.5%, for the three and six months ended June 30, 2016, as compared to the same periods in 2015. The increases were primarily due to improved claims experience and an increase in the overall asset base primarily associated with large in force block transactions executed in the fourth quarter of 2015.
Net premiums increased $136.5 million, or 11.7%, and $256.8 million, or 11.2%, for the three and six months ended June 30, 2016, as compared to the same periods in 2015. The increases were primarily due to large in force block transactions executed during the latter part of 2015, significant individual health and group life transactions executed in the first six months of 2016, and expected organic premium growth. The segment added new individual life business production, measured by face amount of insurance in force of $32.0 billion and $15.7 billion for the second quarter and $73.3 billion and $35.4 billion for the first six months of 2016 and 2015, respectively.

Net investment income increased $18.8 million, or 11.5%, and $40.9 million, or 13.3%, for the three and six months ended June 30, 2016, as compared to the same periods in 2015. The increases were primarily due to an increase in the average invested asset base primarily associated with the aforementioned in force block transactions along with strong variable investment income during the six months ended June 30, 2016. Investment related gains (losses), net decreased $4.2 million and $3.9 million for the three and six months ended June 30, 2016, as compared to the same periods in 2015. A portion of investment income is allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support segment operations. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Claims and other policy benefits as a percentage of net premiums (“loss ratios”) were 87.9% and 88.9% for the second quarter and 89.3% and 91.1%, for the six months ended June 30, 2016 and 2015, respectively. The decreases in the loss ratios were primarily due to higher than normal adverse volatility in the total count of individual mortality claims during the three and six months ended June 30, 2015. Although reasonably predictable over a period of years, claims can be volatile over short-term periods.
Interest credited expense decreased $1.0 million, or 4.7%, and increased $7.4 million, or 21.3%, for the three and six months ended June 30, 2016, as compared to the same periods in 2015. Interest credited in this segment relates to amounts credited on cash value products which also have a significant mortality component. The increase in the first six months relates primarily to the interest sensitive whole life products acquired in the acquisition of Aurora National Life Assurance Company ("Aurora") in the second quarter of 2015. Income before income taxes is affected by the spread between the investment income and the interest credited on the underlying products.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 13.9% and 14.4% for the second quarter and 14.1% and 14.3% for the six months ended June 30, 2016 and 2015, respectively. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels within coinsurance-type arrangements. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary. Also, the mix of first year coinsurance business versus yearly renewable term business can cause the percentage to fluctuate from period to period.
Other operating expenses increased $2.6 million, or 9.7%, and $7.9 million, or 14.7%, for the three and six months ended June 30, 2016, as compared to the same periods in 2015. Contributing to the increase was an expansion in underwriting personnel to support clients. Other operating expenses, as a percentage of net premiums were 2.3% and 2.3% for the second quarter and 2.4% and 2.3% for the six month periods ended June 30, 2016 and 2015, respectively. The expense ratio tends to fluctuate only slightly from period to period due to the maturity and scale of this segment.
Non-Traditional - Asset-Intensive Reinsurance
Asset-Intensive reinsurance within the U.S. and Latin America Non-Traditional segment primarily involves assuming investment risk within underlying annuities and corporate-owned life insurance policies. Most of these agreements are coinsurance, coinsurance with funds withheld or modco. The Company recognizes profits or losses primarily from the spread between the investment income earned and the interest credited on the underlying deposit liabilities, income associated with longevity risk, and fees associated with variable annuity account values and guaranteed investment contracts.
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

(dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues:
Total revenues	$284,728	$172,864	$302,445	$349,087
Less:
Embedded derivatives – modco/funds withheld treaties	77,848	(26,456)	(12,366)	(26,309)
Guaranteed minimum benefit riders and related free standing derivatives	2,923	10,619	(12,063)	6,052
Revenues before certain derivatives	203,957	188,701	326,874	369,344
Benefits and expenses:
Total benefits and expenses	190,749	117,114	239,296	251,197
Less:
Embedded derivatives – modco/funds withheld treaties	48,033	(17,072)	(3,021)	(15,416)
Guaranteed minimum benefit riders and related free standing derivatives	2,545	3,340	(304)	2,190
Equity-indexed annuities	(7,359)	(4,305)	5,901	1,296
Benefits and expenses before certain derivatives	147,530	135,151	236,720	263,127
Income before income taxes:
Income before income taxes	93,979	55,750	63,149	97,890
Less:
Embedded derivatives – modco/funds withheld treaties	29,815	(9,384)	(9,345)	(10,893)
Guaranteed minimum benefit riders and related free standing derivatives	378	7,279	(11,759)	3,862
Equity-indexed annuities	7,359	4,305	(5,901)	(1,296)
Income before income taxes and certain derivatives	$56,427	$53,550	$90,154	$106,217
Embedded Derivatives - Modco/Funds Withheld Treaties - Represents the change in the fair value of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis. The fair value changes of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in benefits and expenses. The Company's utilization of a credit valuation adjustment did not have a material effect on the change in fair value of these embedded derivatives for the six months ended June 30, 2016 and 2015.
The change in fair value of the embedded derivatives - modco/funds withheld treaties increased (decreased) income before income taxes by $29.8 million and $(9.4) million for the second quarter and $(9.3) million and $(10.9) million for the six months ended June 30, 2016 and 2015, respectively. The increase in income for the three months ended June 30, 2016 was primarily due to tightening credit spreads, while the decrease in income for the three months ended June 30, 2015 was due to a combination of widening credit spreads and increased risk free rates. The decreases in income for the six months ended June 30, 2016 and 2015 were primarily due to widening credit spreads.
Guaranteed Minimum Benefit Riders - Represents the impact related to guaranteed minimum benefits associated with the Company’s reinsurance of variable annuities. The fair value changes of the guaranteed minimum benefits along with the changes in fair value of the free standing derivatives (interest rate swaps, financial futures and equity options), purchased by the Company to substantially hedge the liability are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in benefits and expenses. The Company's utilization of a credit valuation adjustment did not have a material effect on the change in fair value of these embedded derivatives for the six months ended June 30, 2016 and 2015.
The change in fair value of the guaranteed minimum benefits, after allowing for changes in the associated free standing derivatives, increased (decreased) income before income taxes by $0.4 million and $7.3 million for the second quarter and $(11.8) million and $3.9 million for the six months ended June 30, 2016 and 2015, respectively. The increase in income for the three months ended June 30, 2016 was primarily due to rising equity markets, while the increase in income for the three months ended June 30, 2015 was due to rising equity markets and declining volatility. The decrease in income for the six months ended June 30, 2016 was primarily due to policyholder experience, while the increase in income for the six months ended June 30, 2015 was due to rising equity markets and declining volatility.

Equity-Indexed Annuities - Represents changes in the liability for equity-indexed annuities in excess of changes in account value, after adjustments for related deferred acquisition expenses. The change in fair value of embedded derivative liabilities associated with equity-indexed annuities increased (decreased) income before income taxes by $7.4 million and $4.3 million for the second quarter and $(5.9) million and $(1.3) million for the six months ended June 30, 2016 and 2015, respectively.  The increase in income for the three months ended June 30, 2016 was primarily due to decreasing interest rates, while the increase in income for the three months ended June 30, 2015 was primarily due to increasing interest rates. The decrease in income for the three and six months ended June 30, 2016 and 2015 was primarily due increasing interest rates.
The changes in derivatives discussed above are considered unrealized by management and do not affect current cash flows, crediting rates or spread performance on the underlying treaties. Fluctuations occur period to period primarily due to changing investment conditions including, but not limited to, interest rate movements (including benchmark rates and credit spreads), credit valuation adjustments, implied volatility and equity market performance, all of which are factors in the calculations of fair value. Therefore, management believes it is helpful to distinguish between the effects of changes in these derivatives and the primary factors that drive profitability of the underlying treaties, namely investment income, fee income (included in other revenues) and interest credited.
Discussion and analysis before certain derivatives:
Income before income taxes and certain derivatives increased by $2.9 million and decreased by $16.1 million for the three and six months ended June 30, 2016, as compared to the same periods in 2015. The increase in the second quarter was primarily due to higher investment related gains (losses), net of the corresponding impact to deferred acquisition costs, associated with funds withheld portfolios. Funds withheld capital gains (losses) are reflected in investment income. The decrease in the first six months was primarily due to an increase of $21.4 million in other-than-temporary impairments on investments in the first quarter, partially offset by the inclusion of Aurora in the 2016 results.
Revenue before certain derivatives increased by $15.3 million and decreased by $42.5 million for the three and six months ended June 30, 2016, as compared to the same periods in 2015. The increase in the second quarter was primarily due to the change in fair value of equity options associated with the reinsurance of certain EIAs. The decrease in the first six months was primarily due to the decline in fair value of equity options associated with the reinsurance of certain EIAs and other-than-temporary impairments on investments, which offset the increase in investment income associated with the acquisition of Aurora. The effect on investment income related to equity options is substantially offset by a corresponding change in interest credited.
Benefits and expenses before certain derivatives increased by $12.4 million and decreased by $26.4 million for the three and six months ended June 30, 2016, as compared to the same period in 2015. The increase in the second quarter was primarily due to higher interest credited associated with the reinsurance of certain EIAs. The decrease in the first six months of 2016 was primarily due to lower interest credited associated with the reinsurance of EIAs which was partially offset by the benefits and expenses associated with the acquisition of Aurora. The effect on interest credited related to equity options is substantially offset by a corresponding change in investment income.
The invested asset base supporting this segment decreased to $13.1 billion as of June 30, 2016 from $14.1 billion as of June 30, 2015. The decrease in the asset base was due primarily to the expected run-off from closed block transactions. As of June 30, 2016, $4.0 billion of the invested assets were funds withheld at interest, of which greater than 90% is associated with one client.
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
Income before income taxes increased $0.2 million, or 1.6%, and $3.8 million, or 14.1%, for the three and six months ended June 30, 2016, as compared to the same periods in 2015. The increase was primarily due to growth in new transactions and organic growth on existing transactions which was partially offset by the termination of certain agreements.
At June 30, 2016 and 2015, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial structures was $7.7 billion and $6.4 billion, respectively. The increase was primarily due to a number of new transactions, as well as organic growth on existing transactions. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and therefore can fluctuate from period to period.

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

(dollars in thousands)	Three months ended June 30,
	2016			2015
Revenues:	Traditional	Non-Traditional	Total Canada	Traditional	Non-Traditional	Total Canada
Net premiums	$240,107	$10,192	$250,299	$224,960	$9,725	$234,685
Investment income, net of related expenses	46,859	228	47,087	45,751	328	46,079
Investment related gains (losses), net	2,285	—	2,285	(167)	—	(167)
Other revenues	(339)	1,434	1,095	(454)	1,405	951
Total revenues	288,912	11,854	300,766	270,090	11,458	281,548
Benefits and expenses:
Claims and other policy benefits	176,478	8,834	185,312	185,742	7,904	193,646
Interest credited	7	—	7	5	—	5
Policy acquisition costs and other insurance expenses	60,021	513	60,534	53,371	148	53,519
Other operating expenses	9,097	379	9,476	8,236	312	8,548
Total benefits and expenses	245,603	9,726	255,329	247,354	8,364	255,718
Income before income taxes	$43,309	$2,128	$45,437	$22,736	$3,094	$25,830

(dollars in thousands)	Six months ended June 30,
	2016			2015
Revenues:	Traditional	Non-Traditional	Total Canada	Traditional	Non-Traditional	Total Canada
Net premiums	$455,570	$19,143	$474,713	$437,510	$19,692	$457,202
Investment income, net of related expenses	88,882	612	89,494	95,191	878	96,069
Investment related gains (losses), net	3,925	—	3,925	1,291	—	1,291
Other revenues	(1,465)	2,783	1,318	1,102	2,762	3,864
Total revenues	546,912	22,538	569,450	535,094	23,332	558,426
Benefits and expenses:
Claims and other policy benefits	348,879	18,438	367,317	369,276	15,203	384,479
Interest credited	9	—	9	9	—	9
Policy acquisition costs and other insurance expenses	117,159	717	117,876	102,922	255	103,177
Other operating expenses	17,461	663	18,124	17,424	649	18,073
Total benefits and expenses	483,508	19,818	503,326	489,631	16,107	505,738
Income before income taxes	$63,404	$2,720	$66,124	$45,463	$7,225	$52,688
Income before income taxes increased by $19.6 million, or 75.9%, and $13.4 million, or 25.5%, for the three and six months ended June 30, 2016, as compared to the same periods in 2015. The increase in income for the second quarter is primarily due to improved traditional individual life mortality experience, as compared to the same period in 2015. The increase in income for the first six months is primarily due to improved traditional individual life mortality experience partially offset by a decrease in investment income and unfavorable experience on longevity business, as compared to the same period in 2015. A weaker Canadian dollar resulted in a decrease in income before income taxes of $2.4 million and $6.1 million for the three and six months ended June 30, 2016, as compared to the same periods in 2015.

Traditional Reinsurance
Income before income taxes for the Canada Traditional segment increased by $20.6 million, or 90.5%, and $17.9 million, or 39.5%, for the three and six months ended June 30, 2016, as compared to the same periods in 2015. The increase in income before income taxes for the second quarter is primarily due to favorable traditional individual life mortality experience and a $2.5 million increase in investment related gains (losses), net. The increase in income before income taxes for the first six months, is primarily due to favorable traditional individual life mortality experience and a $2.6 million increase in investment related gains (losses), net, partially offset by a decrease in investment income. Additionally, a weaker Canadian dollar resulted in a decrease in income before income taxes of $2.2 million and $5.4 million for the three and six months ended June 30, 2016, as compared to the same periods in 2015.
Net premiums increased $15.1 million, or 6.7%, and $18.1 million, or 4.1%, for the three and six months ended June 30, 2016, as compared to the same periods in 2015. The increases in net premiums were primarily due to an increase from creditor business of $16.6 million and $32.1 million, as compared to the same periods in 2015. Also contributing to the increase in net premiums for the second quarter and first six months is the underlying yearly renewable term structure on a significant portion of the block of business, which generally increases over time. These increases were partially offset by foreign currency exchange fluctuation in the Canadian dollar resulted in a decrease in net premiums of approximately $11.6 million and $33.6 million for the three and six months ended June 30, 2016, as compared to the same periods in 2015. Premium levels can be significantly influenced by currency fluctuations, large transactions, mix of business and reporting practices of ceding companies and therefore may fluctuate from period to period.
Net investment income increased $1.1 million, or 2.4%, and decreased $6.3 million, or 6.6%, for the three and six months ended June 30, 2016, as compared to the same periods in 2015. The increase in the second quarter was primarily due to growth in the invested asset base partially offset by adverse currency fluctuations of approximately $2.3 million. The decrease in net investment income for the first six months ended June 30, 2016, was primarily due to adverse foreign currency fluctuations of approximately $6.7 million. A portion of investment income is allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Other revenues increased by $0.1 million, or 25.3%, and decreased by $2.6 million, or 232.9%, for the three and six months ended June 30, 2016, as compared to the same periods in 2015. The decrease in other revenues in the first six months of 2016 was due to unfavorable foreign currency exchange fluctuations.
Loss ratios for this segment were 73.5% and 82.6% for the second quarter and 76.6% and 84.4% for the six months ended June 30, 2016 and 2015, respectively. The decreases in the loss ratios for the second quarter and first six months of 2016, as compared to the same periods in 2015, are due to improved traditional life mortality experience. Loss ratios for the traditional individual life mortality business were 87.2% and 96.2% for the second quarter and 92.9% and 99.2% for the first six months ended June 30, 2016 and 2015, respectively. Excluding creditor business, claims as a percentage of net premiums for this segment were 67.6% and 73.4% for the second quarter and 72.7% and 78.8% for the six months ended June 30, 2016 and 2015, respectively. Historically, the loss ratio increased primarily as the result of several large permanent level premium in force blocks assumed in 1997 and 1998. These blocks are mature blocks of long-term permanent level premium business in which mortality as a percentage of net premiums is expected to be higher than historical ratios. The nature of permanent level premium policies requires the Company to set up actuarial liabilities and invest the amounts received in excess of early-year claims costs to fund claims in later years when premiums, by design, continue to be level as compared to expected increasing mortality or claim costs. Excluding creditor business, claims and other policy benefits, as a percentage of net premiums and investment income were 69.3% and 76.3% for the second quarter and 73.5% and 77.2% for the six months ended June 30, 2016 and 2015, respectively.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 25.0% and 23.7% for the second quarter and 25.7% and 23.5% for the six months ended June 30, 2016 and 2015, respectively. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels and product mix. In addition, the amortization patterns of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary.
Other operating expenses increased by $0.9 million, or 10.5%, for the three months ended June 30, 2016, as compared to the same period in 2015. Other operating expenses were essentially flat for the comparable six month periods. Foreign currency exchange fluctuation in the Canadian dollar resulted in a decrease in operating expenses of approximately $0.4 million and $1.2 million for the three and six months ended June 30, 2016, as compared to the same periods in 2015. Other operating expenses as a percentage of net premiums were 3.8% and 3.7% for the second quarter and 3.8% and 4.0% for the first six months ended June 30, 2016 and 2015, respectively.

Non-Traditional Reinsurance
Income before income taxes decreased by $1.0 million, or 31.2%, and $4.5 million, or 62.4%, for the three and six months ended June 30, 2016, as compared to the same periods in 2015. The decrease in income for the three months ended June 30, 2016, as compared to the same period in 2015, is primarily due to favorable experience on longevity business for the three months ended June 30, 2015. The decrease in income for the six months ended June 30, 2016, as compared to the same period in 2015 was primarily due to unfavorable experience on longevity business. A weaker Canadian dollar resulted in a decrease in income before income taxes of $0.1 million and $0.7 million for the three and six months ended June 30, 2016, as compared to the same periods in 2015.
Net premiums increased $0.5 million, or 4.8%, and decreased by $0.5 million, or 2.8%, for the three and six months ended June 30, 2016, as compared to the same periods in 2015. A weaker Canadian dollar resulted in a decrease in net premiums of approximately $0.5 million and $1.4 million for the three and six months ended June 30, 2016, as compared to the same periods in 2015. Premium levels can be significantly influenced by currency fluctuations, large transactions, mix of business and reporting practices of ceding companies and therefore may fluctuate from period to period.
Claims and other policy benefits increased $0.9 million, or 11.8%, and $3.2 million, or 21.3%, for the three and six months ended June 30, 2016 as compared to the same periods in 2015. The increase for the second quarter is commensurate with business growth. The increase for the first six months was a result of unfavorable experience on longevity business, in addition to growth of the underlying business. Although reasonably predictable over a period of years, claims can be volatile over shorter periods. Management views recent experience as normal short-term volatility that is inherent in the business.

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

(dollars in thousands)	Three months ended June 30,
	2016			2015
Revenues:	Traditional	Non-Traditional	Total EMEA	Traditional	Non-Traditional	Total EMEA
Net premiums	$286,861	$43,484	$330,345	$275,745	$50,234	$325,979
Investment income, net of related expenses	13,321	33,417	46,738	13,092	15,782	28,874
Investment related gains (losses), net	—	1,468	1,468	(4,509)	50	(4,459)
Other revenues	1,460	2,608	4,068	(136)	9,242	9,106
Total revenues	301,642	80,977	382,619	284,192	75,308	359,500
Benefits and expenses:
Claims and other policy benefits	252,336	44,004	296,340	240,942	39,849	280,791
Interest credited	—	2,966	2,966	(4,048)	—	(4,048)
Policy acquisition costs and other insurance expenses	17,550	723	18,273	14,183	266	14,449
Other operating expenses	24,922	5,815	30,737	23,956	3,761	27,717
Total benefits and expenses	294,808	53,508	348,316	275,033	43,876	318,909
Income before income taxes	$6,834	$27,469	$34,303	$9,159	$31,432	$40,591

(dollars in thousands)	Six months ended June 30,
	2016			2015
Revenues:	Traditional	Non-Traditional	Total EMEA	Traditional	Non-Traditional	Total EMEA
Net premiums	$563,296	$79,090	$642,386	$545,491	$80,094	$625,585
Investment income, net of related expenses	25,489	62,101	87,590	25,181	32,659	57,840
Investment related gains (losses), net	5	464	469	7,748	901	8,649
Other revenues	2,486	7,078	9,564	1,004	17,030	18,034
Total revenues	591,276	148,733	740,009	579,424	130,684	710,108
Benefits and expenses:
Claims and other policy benefits	503,579	80,447	584,026	476,249	71,930	548,179
Interest credited	—	3,374	3,374	8,301	—	8,301
Policy acquisition costs and other insurance expenses	32,332	530	32,862	26,191	(264)	25,927
Other operating expenses	49,647	11,489	61,136	49,042	7,952	56,994
Total benefits and expenses	585,558	95,840	681,398	559,783	79,618	639,401
Income before income taxes	$5,718	$52,893	$58,611	$19,641	$51,066	$70,707
Income before income taxes decreased by $6.3 million, or 15.5%, and $12.1 million, or 17.1%, for the three and six months ended June 30, 2016, as compared to the same periods in 2015. The decreases in income before income taxes were primarily due to reduced fee income business and poor mortality and morbidity experience partially offset by increased payout annuity business. In addition, foreign currency exchange fluctuations resulted in a decrease in income before income taxes totaling $1.9 million and $4.1 million for the three and six months ended June 30, 2016, as compared to the same periods in 2015, due primarily to weakness in the British pound.
Traditional Reinsurance
Income before income taxes decreased by $2.3 million, or 25.4%, and $13.9 million, or 70.9%, for the three and six months ended June 30, 2016, as compared to the same periods in 2015. The decreases in income before income taxes were primarily due to unfavorable mortality and morbidity experience. Foreign currency exchange fluctuations resulted in an increase in income before income taxes totaling $0.1 million and a decrease in $0.1 million for the three and six months ended June 30, 2016, as compared to the same periods in 2015.
Net premiums increased $11.1 million, or 4.0%, and $17.8 million, or 3.3%, for the three and six months ended June 30, 2016, as compared to the same periods in 2015. The increases are primarily due to increased individual life and health premiums. Unfavorable foreign currency exchange fluctuations, primarily due to the British pound and the South African rand weakening against the U.S. dollar, decreased net premiums by approximately $20.2 million and $43.2 million for the three and six months of 2016, as compared to the same periods in 2015. Premiums from new business and growth in existing business offset the negative currency effect.
A portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage, primarily in the UK. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Net premiums earned from this coverage totaled $53.8 million and $58.3 million for the second quarter and $107.5 million and $116.5 million for the first six months of 2016 and 2015, respectively. Premium levels can be significantly influenced by currency fluctuations, large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.
Net investment income increased $0.2 million, or 1.7%, and $0.3 million, or 1.2%, for the three and six months ended June 30, 2016, as compared to the same periods in 2015. The increases were primarily due to an increase in the invested asset base related to increased business volumes. Foreign currency exchange fluctuations resulted in a decrease in net investment income of approximately $0.8 million and $1.9 million for the three and six months ended June 30, 2016, as compared to the same periods in 2015. A portion of investment income is allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Loss ratios for this segment were 88.0% and 87.4% for the second quarter and 89.4% and 87.3% for the first six months ended June 30, 2016 and 2015, respectively. The increases in the loss ratios reflect unfavorable mortality and morbidity experience compared to the same periods in 2015. Although reasonably predictable over a period of years, claims can be volatile over shorter periods. Management views recent experience as normal short-term volatility that is inherent in the business.
Interest credited expense increased by $4.0 million, or 100.0%, and decreased by $8.3 million, or 100.0%, for the three and six months ended June 30, 2016, as compared to the same periods in 2015. Interest credited in 2015 relates to amounts credited to the contractholders of unit-linked products. In 2016, interest credited related to unit-linked products and the related investment income is reflected in Non-Traditional Reinsurance.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 6.1% and 5.1% for the second quarter and 5.7% and 4.8% for the first six months ended June 30, 2016 and 2015, respectively. These percentages fluctuate due to timing of client company reporting, variations in the mixture of business and the relative maturity of the business.
Other operating expenses increased $1.0 million, or 4.0%, and $0.6 million, or 1.2%, for the three and six months ended June 30, 2016, as compared to the same periods in 2015. The increases were in line with expected expense levels to support business growth. Foreign currency exchange fluctuations resulted in a decrease in operating expenses of approximately $1.6 million and $4.0 million for the three and six months ended June 30, 2016, as compared to the same periods in 2015. Other operating expenses as a percentage of net premiums totaled 8.7% and 8.7% for the second quarter and 8.8% and 9.0% for the first six months ended June 30, 2016 and 2015, respectively.
Non-Traditional Reinsurance
Income before income taxes decreased by $4.0 million, or 12.6%, and increased by $1.8 million, or 3.6%, for the three and six months ended June 30, 2016, as compared to the same periods in 2015. The decrease in the second quarter is primarily due to decreased fee income business and strong closed block longevity experience in the prior period partially offset by increased payout annuity reinsurance (longevity) business. The increase in income before income taxes for the first six months was primarily related to a payout annuity reinsurance transaction executed after the third quarter of 2015 partially offset by a decrease in fee income. Unfavorable foreign currency exchange fluctuations resulted in a decrease in income before income taxes totaling $2.0 million and $3.9 million for the three and six months ended June 30, 2016, as compared to the same periods in 2015.
Net premiums decreased $6.8 million, or 13.4%, and $1.0 million, or 1.3%, for the three and six months ended June 30, 2016, as compared to the same periods in 2015. The decrease in the second quarter is primarily due to currency fluctuations and the recognition of premiums in the second quarter of 2015 related to a new closed block (longevity) transaction. The decrease in the first six months was primarily related to currency fluctuations largely offset by new closed block (longevity) business. Unfavorable foreign currency exchange fluctuations, primarily in the British pound, decreased net premiums by approximately $3.1 million and $5.1 million for the three and six months ended June 30, 2016, as compared to the same periods in 2015. Premium levels can be significantly influenced by currency fluctuations, large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.
Net investment income increased $17.6 million, or 111.7%, and $29.4 million, or 90.1%, for the three and six months ended June 30, 2016, as compared to the same periods in 2015. These increases were primarily due to an increase in the invested asset base related to closed block (longevity) transactions executed in the fourth quarter of 2015. A portion of investment income is allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Other revenues decreased by $6.6 million, or 71.8%, and $10.0 million, or 58.4%, for the three and six months ended June 30, 2016, as compared to the same periods in 2015. The decreases in other revenues relate to reduced fee income associated with treaties terminated at the end of 2015. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and, therefore, can fluctuate from period to period.
Claims and other policy benefits increased $4.2 million, or 10.4%, and $8.5 million, or 11.8%, for the three and six months ended June 30, 2016, as compared to the same periods in 2015. Claims and other policy benefits increased due to increased benefits associated with payout annuity reinsurance transactions executed in the fourth quarter of 2015. Although reasonably predictable over a period of years, claims can vary over shorter periods and will vary with large transactions. Management views recent experience as normal.
Interest credited expense increased by $3.0 million and $3.4 million for the three and six months ended June 30, 2016, as compared to the same periods in 2015. Interest credited in 2016 relates to amounts credited to the contractholders of unit-linked products. In 2015, interest credited related to unit-linked products was reflected in Traditional Reinsurance.
Other operating expenses increased $2.1 million, or 54.6%, and $3.5 million, or 44.5%, for the three and six months ended June 30, 2016, as compared to the same periods in 2015. The increases are primarily due to increased administration costs related to increased longevity business and an increase in expenses related to an acquisition in the Netherlands completed in the fourth quarter of 2015. Foreign currency exchange fluctuations resulted in a decrease in operating expenses of approximately $0.2 million and $0.4 million for the three and six months ended June 30, 2016, as compared to the same periods in 2015.

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

(dollars in thousands)	Three months ended June 30,
	2016			2015
Revenues:	Traditional	Non-Traditional	Total Asia Pacific	Traditional	Non-Traditional	Total Asia Pacific
Net premiums	$454,629	$(1,493)	$453,136	$390,456	$898	$391,354
Investment income, net of related expenses	20,461	5,885	26,346	20,043	3,888	23,931
Investment related gains (losses), net	—	6,527	6,527	—	(1,549)	(1,549)
Other revenues	2,481	6,126	8,607	815	3,839	4,654
Total revenues	477,571	17,045	494,616	411,314	7,076	418,390
Benefits and expenses:
Claims and other policy benefits	338,447	8,237	346,684	325,667	4,706	330,373
Interest credited	—	3,136	3,136	—	169	169
Policy acquisition costs and other insurance expenses	67,908	1,667	69,575	49,335	419	49,754
Other operating expenses	36,734	4,078	40,812	31,997	3,187	35,184
Total benefits and expenses	443,089	17,118	460,207	406,999	8,481	415,480
Income (loss) before income taxes	$34,482	$(73)	$34,409	$4,315	$(1,405)	$2,910

(dollars in thousands)	Six months ended June 30,
	2016			2015
Revenues:	Traditional	Non-Traditional	Total Asia Pacific	Traditional	Non-Traditional	Total Asia Pacific
Net premiums	$828,771	$4,193	$832,964	$762,601	$11,180	$773,781
Investment income, net of related expenses	40,328	12,259	52,587	40,647	7,537	48,184
Investment related gains (losses), net	14	8,214	8,228	—	(1,027)	(1,027)
Other revenues	2,657	12,450	15,107	1,941	8,956	10,897
Total revenues	871,770	37,116	908,886	805,189	26,646	831,835
Benefits and expenses:
Claims and other policy benefits	612,745	11,710	624,455	590,976	10,441	601,417
Interest credited	—	6,166	6,166	—	353	353
Policy acquisition costs and other insurance expenses	112,275	2,954	115,229	96,247	965	97,212
Other operating expenses	71,108	7,806	78,914	61,003	6,147	67,150
Total benefits and expenses	796,128	28,636	824,764	748,226	17,906	766,132
Income before income taxes	$75,642	$8,480	$84,122	$56,963	$8,740	$65,703
Income before income taxes increased by $31.5 million, or 1,082.4%, and $18.4 million, or 28.0%, for the three and six months ended June 30, 2016, as compared to the same periods in 2015. The increases in income before income taxes are primarily attributable to improved mortality experience in Asia and an experience refund on an Australian treaty recognized in the second quarter of 2016. In addition, poor claims experience in Australia had an adverse effect on income before income taxes in the second quarter of 2015. Foreign currency exchange fluctuations resulted in an increase to income before income taxes totaling approximately $0.7 million and a decrease $1.2 million for the three and six months of 2016, as compared to the same periods in 2015.

Traditional Reinsurance
Income before income taxes increased by $30.2 million, or 699.1%, and $18.7 million, or 32.8%, for the three and six months ended June 30, 2016, as compared to the same periods in 2015. The increases in income before income taxes in 2016 were primarily driven by improved mortality experience in Asia and an experience refund on an Australian treaty. In addition, poor claims experience in Australia had an adverse effect on income before income taxes in the second quarter of 2015. Foreign currency exchange fluctuations resulted in an increase (decrease) to income before income taxes totaling approximately $0.5 million and $(2.2) million for the three and six months of 2016, as compared to the same periods in 2015.
Net premiums increased by $64.2 million, or 16.4%, and $66.2 million, or 8.7%, for the three and six months ended June 30, 2016, as compared to the same periods in 2015. The increases were driven by both new and existing business written throughout the segment and an experience refund on an Australian treaty. Foreign currency exchange fluctuations resulted in a decrease in net premiums of approximately $7.7 million and $29.4 million for the three and six months of 2016, as compared to the same period in 2015.
A portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Reinsurance of critical illness in the segment is offered primarily in South Korea, Australia and Hong Kong. Net premiums earned from this coverage totaled $113.3 million and $75.1 million for the second quarter and $211.7 million and $145.0 million for the first six months ended June 30, 2016 and 2015, respectively. Premium levels can be significantly influenced by currency fluctuations, large transactions and reporting practices of ceding companies and can fluctuate from period to period.
Net investment income increased $0.4 million, or 2.1%, and decreased by $0.3 million, or 0.8%, for the three and six months ended June 30, 2016, as compared to the same periods in 2015. The increase in the second quarter was primarily due to higher invested asset base. The decrease for the first six months was primarily due to a decline in investment yield and an unfavorable change in currency fluctuations. Foreign currency exchange fluctuations resulted in a decrease in net investment income and approximately $0.5 million and $1.8 million for the three and six months ended June 30, 2016, as compared to the same periods in 2015. A portion of investment income is allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Other revenues increased by $1.7 million, or 204.4%, and $0.7 million, or 36.9%, for the three and six months ended June 30, 2016, as compared to the same periods in 2015. The increases in other revenues were due to foreign currency losses recognized in the prior period.
Loss ratios for this segment were 74.4% and 83.4% for the second quarter and 73.9% and 77.5% for the first six months ended June 30, 2016 and 2015, respectively. The decreases in the loss ratios for 2016, compared to the same periods in 2015, were primarily due to improved mortality experience in Asia in 2016 and an experience refund on an Australian treaty. The experience refund helped to offset poor claims experience in Australia, primarily associated with group business. Although reasonably predictable over a period of years, claims can be volatile over shorter periods. Management views recent experience as normal short-term volatility that is inherent in the business.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 14.9% and 12.6% for the second quarter and 13.5% and 12.6% for the six months ended June 30, 2016 and 2015, respectively. The ratio of policy acquisition costs and other insurance expenses as a percentage of net premiums should generally decline as the business matures; however, the percentage does fluctuate periodically due to timing of client company reporting and variations in the mixture of business.
Other operating expenses increased $4.7 million, or 14.8%, and $10.1 million, or 16.6%, for the three and six months ended June 30, 2016, as compared to the same periods in 2015 mainly due to increased compensation costs relating to new positions filled during the second half of 2015, primarily in the growing Asian operations based in Hong Kong. Other operating expenses as a percentage of net premiums totaled 8.1% and 8.2% for the second quarter and 8.6% and 8.0% for the first six months ended June 30, 2016 and 2015, respectively. The timing of premium flows and the level of costs associated with the entrance into and development of new markets within the segment may cause other operating expenses as a percentage of net premiums to fluctuate over periods of time.

Non-Traditional Reinsurance
Income before income taxes increased by $1.3 million, or 94.8%, and decreased by $0.3 million, or 3.0%, for the three and six months ended June 30, 2016, as compared to the same periods in 2015. The increase in the second quarter is primarily due to gains on derivatives, partially offset by unfavorable lapse experience from a closed block of business associated with a treaty in Japan. The decrease in income before income taxes for the first six months of 2016 is primarily attributable to unfavorable lapse experience from the previously mentioned closed block of business. Foreign currency exchange fluctuations resulted in an increase to income before income taxes totaling approximately $0.2 million and $1.0 million for the three and six months of 2016, as compared to the same periods in 2015.
Net premiums decreased $2.4 million, or 266.3%, and $7.0 million, or 62.5%, for the three and six months ended June 30, 2016, as compared to the same periods in 2015. The decreases were primarily due to the aforementioned policy lapses on a closed block in Japan. Foreign currency exchange fluctuations resulted in a decrease in net premiums of approximately $0.2 million and an increase of $0.1 million for the three and six months of 2016, as compared to the same periods in 2015. Premium levels can be significantly influenced by currency fluctuations, large transactions and reporting practices of ceding companies and can fluctuate from period to period.
Net investment income increased $2.0 million, or 51.4%, and $4.7 million, or 62.7%, for the three and six months ended June 30, 2016, as compared to the same periods in 2015 mainly due to growth in the invested asset base. Foreign currency exchange fluctuations resulted in a decrease in net investment income of approximately $0.1 million and $0.5 million for the three and six months of 2016, as compared to the same periods in 2015. A portion of investment income is allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Other revenues increased by $2.3 million, or 59.6%, and $3.5 million, or 39.0%, for the three and six months ended June 30, 2016, as compared to the same periods in 2015. The increases in other revenues were primarily due to new non-traditional transactions entered into during the second half of 2015. At June 30, 2016 and 2015, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures was $1.0 billion and $1.1 billion, respectively. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and, therefore, can fluctuate from period to period.
Claims and other policy benefits increased by $3.5 million, or 75.0%, and $1.3 million, or 12.2%, for the three and six months ended June 30, 2016, as compared to the same periods in 2015. These increases are attributable to the aforementioned unfavorable lapse experience on a closed block of business associated with a treaty in Japan. Although reasonably predictable over a period of years, claims can be volatile over shorter periods. Management views recent experience as normal short-term volatility that is inherent in the business.
Other operating expenses increased $0.9 million, or 28.0%, and $1.7 million, or 27.0%, for the three and six months ended June 30, 2016, as compared to the same periods in 2015, respectively. The timing of premium flows and the level of costs associated with the entrance into and development of new markets within the segment may cause other operating expenses to fluctuate over periods of time.
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

(dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues:
Net premiums	$108	$153	$217	$320
Investment income, net of related expenses	25,190	31,707	48,111	63,402
Investment related gains (losses), net	32,036	1,712	39,459	(121)
Other revenues	4,653	3,307	6,702	4,997
Total revenues	61,987	36,879	94,489	68,598
Benefits and expenses:
Claims and other policy benefits	(6)	—	21	53
Interest credited	459	203	966	415
Policy acquisition costs and other insurance income	(25,149)	(21,843)	(48,961)	(42,431)
Other operating expenses	40,975	26,137	80,953	44,471
Interest expense	20,331	35,851	53,138	71,478
Collateral finance and securitization expense	6,587	5,258	12,912	11,329
Total benefits and expenses	43,197	45,606	99,029	85,315
Income (loss) before income taxes	$18,790	$(8,727)	$(4,540)	$(16,717)
Income (loss) before income taxes improved by $27.5 million, or 315.3%, and $12.2 million, or 72.8%, for the three and six months ended June 30, 2016, as compared to the same periods in 2015. The increases were primarily due to improvement in investment related gains (losses), net and a reduction in interest expense related to a reduction in tax-related interest expense. These improvements to income before income taxes were partially offset by increased operating expenses and lower investment income, net of related expenses.
Total revenues increased by $25.1 million, or 68.1%, and $25.9 million, or 37.7%, for the three and six months ended June 30, 2016, as compared to the same periods in 2015. The increases were primarily due to increases of $30.3 million and $39.6 million in investment related gains (losses), net, primarily from the sale of investment securities, for the three and six months ended June 30, 2016, as compared to the same periods in 2015. These amounts include a reduction in impairments on fixed maturity and equity securities of $2.8 million in the second quarter and an increase of $7.2 million in the first six months of 2016, as compared to the same periods in 2015. Investment income, net of related expenses decreased by $6.5 million and $15.3 million in the second quarter and first six months of 2016, respectively, primarily due to a reduction in unallocated invested assets and the effect of lower investment yields.
Total benefits and expenses decreased by $2.4 million, or 5.3%, and increased by $13.7 million, or 16.1%, for the three and six months ended June 30, 2016, as compared to the same periods in 2015. The decrease in second quarter is primarily due to a reduction in interest expense largely offset by higher other operating expenses. The increase in the first six months is primarily due to higher other operating expenses partially offset by a reduction in interest expense. Other operating expenses increased by $14.8 million and $36.5 million, for the three and six months ended June 30, 2016, as compared to the same periods in 2015, mainly due to increases related to compensation, including incentive compensation accruals, and general expenses. The reduction in interest expense is attributable mainly to a reduction in tax-related interest expense resulting from the effective settlement of uncertain tax positions of $15.4 million.
Liquidity and Capital Resources
Overview
The Company believes that cash flows from the source of funds available to it will provide sufficient cash flows for the next twelve months to satisfy the current liquidity requirements of RGA, Inc. and its subsidiaries under various scenarios that include the potential risk of early recapture of reinsurance treaties, market events and higher than expected claims. The Company performs periodic liquidity stress testing to ensure its asset portfolio includes sufficient high quality liquid assets that could be utilized to bolster its liquidity position under stress scenarios. These assets could be utilized as collateral for secured borrowing transactions with various third parties or by selling the securities in the open market if needed. The Company’s liquidity requirements have been and will continue to be funded through net cash flows from operations. However, in the event of significant unanticipated cash requirements beyond normal liquidity needs, the Company has multiple liquidity alternatives available based on market conditions and the amount and timing of the liquidity need. These alternatives include borrowings under committed credit facilities, secured borrowings, the ability to issue long-term debt, preferred securities or common equity and, if necessary, the sale of invested assets subject to market conditions.

Current Market Environment
The current interest rate environment in select markets, primarily the U.S. and Canada, continues to negatively affect the Company's earnings. The average investment yield, excluding spread business, decreased 24 basis points for the six months ended June 30, 2016 as compared to the same period in 2015. The Company’s insurance liabilities, in particular its annuity products, are sensitive to changing market factors. Lower interest rates for the first six months of 2016 have increased gross unrealized gains on fixed maturity and equity securities available-for-sale, which totaled $3,284.8 million and $1,947.0 million at June 30, 2016, and December 31, 2015, respectively. Similarly, gross unrealized losses decreased from $627.5 million at December 31, 2015 to $198.6 million at June 30, 2016.
The Company continues to be in a position to hold any investment security showing an unrealized loss until recovery, provided it remains comfortable with the credit of the issuer. As indicated above, gross unrealized gains on investment securities of $3,284.8 million remain well in excess of gross unrealized losses of $198.6 million as of June 30, 2016. Historically low interest rates continued to put pressure on the Company’s investment yield. The Company does not rely on short-term funding or commercial paper and to date it has experienced no liquidity pressure, nor does it anticipate such pressure in the foreseeable future.
As a result of the June 23, 2016 referendum by British voters to exit the European Union (“Brexit”), global markets and foreign currencies have been adversely affected. In particular, the value of the British pound has sharply declined as compared to the U.S. dollar and other currencies. It is possible this volatility in foreign currencies could continue as the UK negotiates and executes its exit from the European Union. It is also possible that there will be greater restrictions, requirements and regulatory complexities on reinsurance provided in the UK by entities located outside the UK. These changes may adversely affect the Company’s operations and financial results.
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

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Interest expense	$28,351	$44,230	$68,874	$88,252
Capital contributions to subsidiaries	41,000	2,504	41,000	2,504
Dividends to shareholders	23,727	21,850	47,746	44,519
Interest and dividend income	32,844	37,851	55,893	61,694
Issuance of unaffiliated debt	799,984	—	799,984	—

	June 30, 2016	December 31, 2015
Cash and invested assets	$1,338,424	$720,068
See Item 15, Schedule II - “Condensed Financial Information of the Registrant” in the 2015 Annual Report for additional financial information related to RGA.
RGA, through wholly-owned subsidiaries, has committed to provide statutory reserve support to third-parties, in exchange for a fee, by funding loans if certain defined events occur. Such statutory reserves are required under the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX for term life insurance policies and Regulation A-XXX for universal life secondary guarantees). The third-parties have recourse to RGA should the subsidiary fail to provide the required funding, however, as of June 30, 2016, the Company does not believe that it will be required to provide any funding under these commitments as the occurrence of the defined events is considered remote. See Note 8 - "Commitments, Contingencies and Guarantees" in the Notes to Condensed Consolidated Financial Statements for a table that presents these commitments by period and maximum obligation.

RGA established an intercompany revolving credit facility where certain subsidiaries can lend to or borrow from each other and from RGA in order to manage capital and liquidity more efficiently. The intercompany revolving credit facility, which is a series of demand loans among RGA and its affiliates, is permitted under applicable insurance laws. This facility reduces overall borrowing costs by allowing RGA and its operating companies to access internal cash resources instead of incurring third-party transaction costs. The statutory borrowing and lending limit for RGA’s Missouri-domiciled insurance subsidiaries is currently 3% of the insurance company’s admitted assets as of its most recent year-end. There were no amounts outstanding and $45.0 million outstanding under the intercompany revolving credit facility as of June 30, 2016 and December 31, 2015. In addition to loans associated with the intercompany revolving credit facility, RGA and its subsidiary, RGA Capital LLC, provided loans to RGA Australian Holdings Pty Limited, another RGA subsidiary, with a total outstanding balance of $44.7 million and $43.7 million as of June 30, 2016 and December 31, 2015, respectively.
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
Details underlying dividend and share repurchase program activity were as follows (in thousands, except share data):

	Six months ended June 30,
	2016	2015
Dividends to shareholders	$47,746	$44,519
Repurchases of treasury stock	116,088	253,604
Total amount paid to shareholders	$163,834	$298,123

Number of shares repurchased	1,352,211	2,791,360
Average price per share	$85.85	$90.85
In July 2016, the Company’s quarterly dividend was increased to $0.41 per share from $0.37 per share. All future payments of dividends are at the discretion of RGA’s board of directors and will depend on the Company’s earnings, capital requirements, insurance regulatory conditions, operating conditions, and other such factors as the board of directors may deem relevant. The amount of dividends that RGA can pay will depend in part on the operations of its reinsurance subsidiaries. See Note 3 - "Equity" in the Notes to Condensed Consolidated Financial Statements for information on the Company's share repurchase program.

Debt
Certain of the Company’s debt agreements contain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of consolidated net worth, maximum ratios of debt to capitalization and change of control provisions. The Company is required to maintain a minimum consolidated net worth, as defined in the debt agreements, of $3.5 billion, calculated as of the last day of each fiscal quarter. Also, consolidated indebtedness, calculated as of the last day of each fiscal quarter, cannot exceed 35% of the sum of the Company’s consolidated indebtedness plus adjusted consolidated stockholders' equity. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the various agreements. Additionally, the Company’s debt agreements contain cross-default covenants, which would make outstanding borrowings immediately payable in the event of a material uncured covenant default under any of the agreements, including, but not limited to, non-payment of indebtedness when due for an amount in excess of $100.0 million, bankruptcy proceedings, or any other event which results in the acceleration of the maturity of indebtedness. As of June 30, 2016 and December 31, 2015, the Company had $3,111.7 million and $2,312.6 million, respectively, in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, available liquidity at the holding company, and the Company’s ability to raise additional funds.
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
On June 1, 2016, RGA issued 3.95% Senior Notes due September 15, 2026 with a face amount of $400.0 million and 5.75% Fixed-To-Floating Rate Subordinated Debentures due June 15, 2056 with a face amount of $400.0 million. These securities have been registered with the Securities and Exchange Commission. The net proceeds from these offerings were approximately $791.0 million and will be used in part to repay upon maturity the Company’s $300.0 million 5.625% senior notes that mature in March 2017. The remainder will be used for general corporate purposes. Capitalized issue costs were approximately $9.0 million.
The Company may borrow up to $850.0 million in cash and obtain letters of credit in multiple currencies on a revolving credit facility that expires in September 2019. As of June 30, 2016, the Company had no cash borrowings outstanding and $198.1 million in issued, but undrawn, letters of credit under this facility. As of June 30, 2016 and December 31, 2015, the average interest rate on short-term and long-term debt outstanding was 5.12% and 5.20%, respectively.
Based on the historic cash flows and the current financial results of the Company, management believes RGA’s cash flows will be sufficient to enable RGA to meet its obligations for at least the next 12 months.
Credit and Committed Facilities
At June 30, 2016, the Company maintained an $850.0 million syndicated revolving credit facility and certain committed letter of credit facilities aggregating $885.5 million. See note 13 - “Debt” in the Notes to Consolidated Financial Statements in the 2015 Annual Report for further information about these facilities.
The Company has obtained bank letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions similar to those described in the “Debt” discussion above. At June 30, 2016, there were approximately $218.6 million of outstanding bank letters of credit in favor of third parties. Additionally, in accordance with applicable regulations, the Company utilizes letters of credit to secure statutory reserve credits when it retrocedes business to its affiliated subsidiaries. The Company cedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions, such as the U.S. and the UK. The Company believes the capital required to support the business in the affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of June 30, 2016, $923.2 million in letters of credit from various banks were outstanding, but undrawn, backing reinsurance between the various subsidiaries of the Company.
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
Additional sources of liquidity to meet unexpected cash outflows in excess of operating cash inflows and current cash and equivalents on hand include selling short-term investments or fixed maturity securities and drawing funds under a revolving credit facility, under which the Company had availability of $651.9 million as of June 30, 2016. The Company also has $1,008.9 million of funds available through collateralized borrowings from the FHLB as of June 30, 2016.
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

	For the six months ended June 30,
	2016	2015
	(Dollars in thousands)
Sources:
Net cash provided by operating activities	$594,446	$605,692
Proceeds from issuance of collateral finance and securitization notes	—	160,060
Proceeds from long-term debt issuance	799,984	—
Exercise of stock options, net	5,219	12,641
Change in cash collateral for derivative positions and other arrangements	57,055	—
Cash provided by changes in universal life and other
investment type policies and contracts	304,936	—
Effect of exchange rate changes on cash	19,795	—
Total sources	1,781,435	778,393

Uses:
Net cash used in investing activities	2,058,207	473,037
Dividends to stockholders	47,746	44,519
Repayment of collateral finance and securitization notes	35,369	17,632
Debt issuance costs	9,026	1,170
Principal payments of long-term debt	1,227	1,178
Purchases of treasury stock	120,806	262,515
Change in cash collateral for derivatives and other arrangements	—	31,244
Cash used for changes in universal life and other
investment type policies and contracts	—	230,921
Effect of exchange rate changes on cash	—	26,185
Total uses	2,272,381	1,088,401
Net change in cash and cash equivalents	$(490,946)	$(310,008)
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
Contractual Obligations
The Company’s obligation for long-term debt, including interest, increased by $1,816.1 million since December 31, 2015 primarily related to the June 2016 issuance of senior notes and subordinated debentures as previously discussed. There were no other material changes in the Company’s contractual obligations from those reported in the 2015 Annual Report.
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
The Company’s liquidity position (cash and cash equivalents and short-term investments) was $1,230.3 million and $2,083.6 million at June 30, 2016 and December 31, 2015, respectively. Cash and cash equivalents includes cash collateral received from derivative counterparties of $298.5 million and $245.0 million as of June 30, 2016 and December 31, 2015, respectively. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in other liabilities in the Company’s condensed consolidated balance sheets. Liquidity needs are determined from valuation analyses conducted by operational units and are driven by product portfolios. Periodic evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.
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
RGA Reinsurance is a member of the FHLB and holds $36.2 million of FHLB common stock, which is included in other invested assets on the Company's condensed consolidated balance sheets. Membership provides RGA Reinsurance access to borrowing arrangements (“advances”) and funding agreements, discussed below, with the FHLB. RGA Reinsurance did not have any advances from the FHLB at June 30, 2016 and December 31, 2015. RGA Reinsurance’s average outstanding balance of advances was $52.8 million and $44.2 million during the second quarter and the first six months of 2016, respectively, and was $24.8 million and $12.5 million during the second quarter and the first six months of 2015, respectively. Interest on advances is reflected in interest expense on the Company's condensed consolidated statements of income.
In addition, RGA Reinsurance has also entered into funding agreements with the FHLB under guaranteed investment contracts whereby RGA Reinsurance has issued the funding agreements in exchange for cash and for which the FHLB has been granted a blanket lien on RGA Reinsurance's commercial and residential mortgage-backed securities and commercial mortgage loans used to collateralize RGA Reinsurance's obligations under the funding agreements. RGA Reinsurance maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreements represented by this blanket lien provide that upon any event of default by RGA Reinsurance, the FHLB's recovery is limited to the amount of RGA Reinsurance's liability under the outstanding funding agreements. The amount of the RGA Reinsurance's liability for the funding agreements with the FHLB under guaranteed investment contracts was $653.8 million and $622.1 million at June 30, 2016 and December 31, 2015, respectively, which is included in interest sensitive contract liabilities on the Company's condensed consolidated balance sheets. The advances on these agreements are collateralized primarily by commercial and residential mortgage-backed securities and commercial mortgage loans. The amount of collateral exceeds the liability and is dependent on the type of assets collateralizing the guaranteed investment contracts.
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
Portfolio Composition
The Company had total cash and invested assets of $46.8 billion and $43.5 billion at June 30, 2016 and December 31, 2015, respectively, as illustrated below (dollars in thousands):

	June 30, 2016	% of Total	December 31, 2015	% of Total
Fixed maturity securities, available-for-sale	$33,160,976	70.9%	$29,642,905	68.1%
Mortgage loans on real estate	3,377,039	7.2	3,129,951	7.2
Policy loans	1,445,410	3.1	1,468,796	3.4
Funds withheld at interest	5,899,289	12.6	5,880,203	13.5
Short-term investments	195,979	0.4	558,284	1.3
Other invested assets	1,682,143	3.6	1,298,120	3.0
Cash and cash equivalents	1,034,329	2.2	1,525,275	3.5
Total cash and invested assets	$46,795,165	100.0%	$43,503,534	100.0%
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

	Three months ended June 30,			Six months ended June 30,
	2016	2015	Increase/ (Decrease)	2016	2015	Increase/ (Decrease)
Average invested assets at amortized cost	$23,216,459	$21,029,197	10.4%	$22,669,219	$20,926,385	8.3%
Net investment income	268,747	252,131	6.6%	514,046	499,369	2.9%
Investment yield (ratio of net investment income to average invested assets)	4.71%	4.88%	(17) bps	4.59%	4.83%	(24) bps

Investment yield decreased for the three and six months ended June 30, 2016 in comparison to the same period in the prior year due to the effect of low interest rate environment.
Fixed Maturity and Equity Securities Available-for-Sale
See “Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables that provide the amortized cost, unrealized gains and losses, estimated fair value of fixed maturity and equity securities, and the other-than-temporary impairments in AOCI by sector as of June 30, 2016 and December 31, 2015.
The Company’s fixed maturity securities are invested primarily in corporate bonds, mortgage- and asset-backed securities, and U.S. and foreign government securities. As of June 30, 2016 and December 31, 2015, approximately 95.0% and 94.6%, respectively, of the Company’s consolidated investment portfolio of fixed maturity securities were investment grade.
Important factors in the selection of investments include diversification, quality, yield, call protection and total rate of return potential. The relative importance of these factors is determined by market conditions and the underlying reinsurance liability and existing portfolio characteristics. The largest asset class in which fixed maturity securities were invested was corporate securities, which represented approximately 58.9% and 59.7% of total fixed maturity securities as of June 30, 2016 and December 31, 2015, respectively. See “Corporate Fixed Maturity Securities” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables showing the major industry types, which comprise the corporate fixed maturity holdings at June 30, 2016 and December 31, 2015.

As of June 30, 2016, the Company’s investments in Canadian and Canadian provincial government securities represented 12.4% of the fair value of total fixed maturity securities compared to 12.1% of the fair value of total fixed maturity securities at December 31, 2015. These assets are primarily high quality, long duration provincial strips, the valuation of which is closely linked to the interest rate curve. These assets are longer in duration and held primarily for asset/liability management to meet Canadian regulatory requirements. See “Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables showing the various sectors as of June 30, 2016 and December 31, 2015.
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
The quality of the Company’s available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity security portfolio, at June 30, 2016 and December 31, 2015 was as follows (dollars in thousands):

		June 30, 2016			December 31, 2015
NAIC Designation	Rating Agency Designation	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
1	AAA/AA/A	$19,755,011	$22,392,311	67.5%	$17,801,017	$19,231,535	64.8%
2	BBB	8,679,819	9,130,971	27.5	8,838,444	8,830,172	29.8
3	BB	1,012,092	1,018,629	3.1	1,054,449	1,001,614	3.4
4	B	456,457	431,649	1.3	399,417	359,591	1.2
5	CCC and lower	143,675	135,927	0.4	207,351	197,498	0.7
6	In or near default	29,830	51,489	0.2	22,299	22,495	0.1
	Total	$30,076,884	$33,160,976	100.0%	$28,322,977	$29,642,905	100.0%

The Company’s fixed maturity portfolio includes structured securities. The following table shows the types of structured securities the Company held at June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016		December 31, 2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Residential mortgage-backed securities:
Agency	$601,728	$659,526	$602,524	$634,077
Non-agency	623,990	633,252	675,474	677,400
Total residential mortgage-backed securities	1,225,718	1,292,778	1,277,998	1,311,477
Commercial mortgage-backed securities	1,441,091	1,507,693	1,456,848	1,483,087
Asset-backed securities	1,377,736	1,356,677	1,219,000	1,212,676
Total	$4,044,545	$4,157,148	$3,953,846	$4,007,240
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
Asset-backed securities include credit card and automobile receivables, student loans, home equity loans and collateralized debt obligations (primarily collateralized loan obligations). The Company owns floating rate securities that represent approximately

11.8% and 12.4% of the total fixed maturity securities at June 30, 2016 and December 31, 2015, respectively. These investments have a higher degree of income variability than the other fixed income holdings in the portfolio due to the floating rate nature of the interest payments. The Company holds these investments to match specific floating rate liabilities primarily reflected in the condensed consolidated balance sheets as collateral finance notes, as well as to enhance asset management strategies. In addition to the risks associated with floating rate securities, principal risks in holding asset-backed securities are structural, credit and capital market risks. Structural risks include the securities’ cash flow priority in the capital structure and the inherent prepayment sensitivity of the underlying collateral. Credit risks include the adequacy and ability to realize proceeds from the collateral. Credit risks are mitigated by credit enhancements which include excess spread, over-collateralization and subordination. Capital market risks include general level of interest rates and the liquidity for these securities in the marketplace.
The Company monitors its fixed maturity and equity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, the length of time and the extent to which the market value has been below amortized cost, compliance with covenants, general market and industry sector conditions, current intent and ability to hold securities, and various other subjective factors. Based on management's judgment, securities determined to have an other-than-temporary impairment in value are written down to fair value. For the three and six months ended June 30, 2016, other-than-temporary impairments on corporate and other fixed maturity securities related primarily to emerging market and high-yield debt exposures. See “Investments – Other-than-Temporary Impairment” in Note 2 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in the 2015 Annual Report for additional information. The table below summarizes other-than-temporary impairments and changes in the mortgage loan provision for the three and six months ended June 30, 2016 and 2015 (dollars in thousands).

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Impairment losses on fixed maturity securities	$846	$4,137	$34,663	$6,664
Other impairment losses	114	45	2,163	4,554
Change in mortgage loan provision	(325)	(188)	(314)	(529)
Total	$635	$3,994	$36,512	$10,689
The fixed maturity impairments for the three and six months ended June 30, 2016 and 2015 were largely related to high-yield energy and emerging market corporate securities. In addition, other impairment losses for the three and six months ended June 30, 2016 and the six months ended June 30, 2015 are due to impairments on limited partnerships.
There has been increased focus on the energy sector spurred by lower prices for oil. The Company’s exposure to lower oil prices includes fixed maturity and equity securities, funds withheld at interest, credit default swaps and other investments. The fixed maturity and equity securities, and funds withheld at interest consist of corporate bonds, foreign agency bonds and non-redeemable preferred stock. The following table presents information regarding the Company's exposure to these investments as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016	December 31, 2015
Total energy sector investments, estimated fair value	$2,598,512	$2,342,803
Fixed maturity and equity securities:
Amortized cost	$2,404,565	$2,378,775
Net unrealized gains (losses)	84,519	(157,813)
Estimated fair value	$2,489,084	$2,220,962
Percentage investment grade	87.6%	89.0%
Net written credit default swaps, notional amount	$98,908	$110,608

At June 30, 2016 and December 31, 2015, the Company had $198.6 million and $627.5 million, respectively, of gross unrealized losses related to its fixed maturity and equity securities. The distribution of the gross unrealized losses related to these securities is shown below.

	June 30, 2016	December 31, 2015
Sector:
Corporate securities	71.9%	75.8%
Canadian and Canada provincial governments	—	0.4
Residential mortgage-backed securities	2.9	1.9
Asset-backed securities	16.1	2.9
Commercial mortgage-backed securities	0.6	1.8
State and political subdivisions	3.1	9.2
U.S. government and agencies	—	1.4
Other foreign government, supranational and foreign government-sponsored enterprises	5.4	6.6
Total	100.0%	100.0%
Industry:
Finance	14.1%	8.8%
Asset-backed	16.1	2.9
Industrial	55.0	62.1
Mortgage-backed	3.5	3.7
Government	8.5	17.6
Utility	2.8	4.9
Total	100.0%	100.0%
See “Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the total gross unrealized losses for fixed maturity and equity securities at June 30, 2016 and December 31, 2015, respectively, where the estimated fair value had declined and remained below amortized cost by less than 20% or more than 20%.
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
See “Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables that present the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for fixed maturity and equity securities that have estimated fair values below amortized cost, by class and grade security, as well as the length of time the related market value has remained below amortized cost as of June 30, 2016 and December 31, 2015.
As of June 30, 2016 and December 31, 2015, the Company classified approximately 7.3% and 8.2%, respectively, of its fixed maturity securities in the Level 3 category (refer to Note 6 – “Fair Value of Assets and Liabilities” in the Notes to Condensed Consolidated Financial Statements for additional information). These securities primarily consist of private placement corporate securities, bank loans, below investment grade commercial and residential mortgage-backed securities, collateralized loan obligations and subprime asset-backed securities with inactive trading markets.
See “Securities Borrowing and Other” in Note 4 - “Investments” in the Notes to Condensed Consolidated Financial Statements for information related to the Company’s securities borrowing, repurchase and repurchase/reverse repurchase programs.
Mortgage Loans on Real Estate
Mortgage loans represented approximately 7.2% of the Company’s cash and invested assets as of June 30, 2016 and December 31, 2015. The Company’s mortgage loan portfolio consists of U.S. and Canada based investments primarily in commercial offices, light industrial properties and retail locations. The mortgage loan portfolio is diversified by geographic region and property type. Additional information on geographic concentration and property type can be found under "Mortgage Loans on Real Estate" in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements.

As of June 30, 2016 and December 31, 2015, the Company’s mortgage loans, gross of valuation allowances, were distributed geographically as follows (dollars in thousands):

	June 30, 2016		December 31, 2015
	Recorded Investment	% of Total	Recorded Investment	% of Total
Pacific	$1,047,145	30.9%	$894,411	28.5%
South Atlantic	691,074	20.4	663,528	21.2
Mountain	519,620	15.4	486,699	15.5
East North Central	362,421	10.7	337,002	10.7
West North Central	293,288	8.7	274,760	8.8
West South Central	269,326	8.0	237,549	7.6
Middle Atlantic	102,390	3.0	151,084	4.8
East South Central	67,251	2.0	59,630	1.9
New England	13,913	0.4	32,101	1.0
Subtotal - U.S.	3,366,428	99.5	3,136,764	100.0
Canada	17,110	0.5	—	—
Total	$3,383,538	100.0%	$3,136,764	100.0%
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
Policy Loans
Policy loans comprised approximately 3.1% and 3.4% of the Company’s cash and invested assets as of June 30, 2016 and December 31, 2015, respectively, the majority of which are associated with one client. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. The Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.
Funds Withheld at Interest
Funds withheld at interest comprised approximately 12.6% and 13.5% of the Company’s cash and invested assets as of June 30, 2016 and December 31, 2015, respectively. For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company, and are reflected as funds withheld at interest on the Company’s condensed consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances against amounts owed by the ceding company. Interest accrues to the total funds withheld at interest assets at rates defined by the treaty terms. Additionally, under certain treaties the Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had an average financial strength rating of “A” at June 30, 2016 and December 31, 2015. Certain ceding companies maintain segregated portfolios for the benefit of the Company.
Other Invested Assets
Other invested assets include equity securities, limited partnership interests, joint ventures (other than operating joint ventures), structured loans, derivative contracts, FVO contractholder-directed unit-linked investments, FHLB common stock, real estate held-for-investment and equity release mortgages. Other invested assets represented approximately 3.6% and 3.0% of the Company’s cash and invested assets as of June 30, 2016 and December 31, 2015, respectively. See “Other Invested Assets” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the carrying value of the Company’s other invested assets by type as of June 30, 2016 and December 31, 2015.

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
See Note 5 - “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the notional amounts and fair value of investment related derivative instruments held at June 30, 2016 and December 31, 2015.
The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value at the reporting date plus or minus any collateral posted or held by the Company. The Company had no credit exposure related to its derivative contracts, excluding futures and mortality swaps, at June 30, 2016, as the net amount of collateral pledged to the Company from counterparties exceeded the fair value of the derivative contracts. The Company had credit exposure related to its derivative contracts, excluding futures and mortality swaps, of $7.8 million at December 31, 2015.
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
Variable Annuities
The Company reinsures variable annuities including those with guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”) and guaranteed minimum withdrawal benefits (“GMWB”). Strong equity markets, increases in interest rates and decreases in equity market volatility will generally decrease the fair value of the liabilities underlying the benefits. Conversely, a decrease in the equity markets along with a decrease in interest rates and an increase in equity market volatility will generally result in an increase in the fair value of the liabilities underlying the benefits, which has the effect of increasing reserves and lowering earnings. The Company maintains a customized dynamic hedging program that is designed to substantially mitigate the risks associated with income volatility around the change in reserves on guaranteed benefits, ignoring the Company’s own credit risk assessment. However, the hedge positions may not fully offset the changes in the carrying value of the guarantees due to, among other things, time lags, high levels of volatility in the equity and derivative markets, extreme swings in interest rates, unexpected contract holder behavior, and divergence between the performance of the underlying funds and hedging indices. These factors, individually or collectively, may have a material adverse effect on the Company’s net income, financial condition or liquidity. The table below provides a summary of variable annuity account values and the fair value of the guaranteed benefits as of June 30, 2016 and December 31, 2015.

(dollars in millions)	June 30, 2016	December 31, 2015
No guarantee minimum benefits	$732	$782
GMDB only	58	62
GMIB only	5	5
GMAB only	29	33
GMWB only	1,367	1,425
GMDB / WB	341	359
Other	20	22
Total variable annuity account values	$2,552	$2,688
Fair value of liabilities associated with living benefit riders	$284	$192
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
Generally, RGA’s insurance subsidiaries retrocede amounts in excess of their retention to RGA Reinsurance, Parkway Re, RGA Barbados, RGA Americas, Rockwood Re, Manor Re, RGA Worldwide or RGA Atlantic. External retrocessions are arranged through the Company’s retrocession pools for amounts in excess of its retention. As of June 30, 2016, all retrocession pool members in this excess retention pool rated by the A.M. Best Company were rated “A-” or better. A rating of “A-” is the fourth highest rating out of fifteen possible ratings. For a majority of the retrocessionaires that were not rated, letters of credit or trust assets have been given as additional security. In addition, the Company performs annual financial and in force reviews of its retrocessionaires to evaluate financial stability and performance.
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
New Accounting Standards
See Note 13 — “New Accounting Standards” in the Notes to Condensed Consolidated Financial Statements.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in the Company’s quantitative or qualitative aspects of market risk during the quarter ended June 30, 2016 from that disclosed in the 2015 Annual Report. See “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk”, which is included herein, for additional information.
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
There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A.  Risk Factors
In the risk factor below, we refer to the Company as “we,” “us,” or “our”. Other than the risk factor listed below, there have been no material changes from the risk factors previously disclosed in the Company’s 2015 Annual Report.
Our international operations involve inherent risks.
A significant portion of our net premiums come from our operations outside of the United States. One of our strategies is to grow these international operations. International operations subject us to various inherent risks. In addition to the regulatory and foreign currency risks identified above, other risks include the following:

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
On June 23, 2016, the United Kingdom (“UK”) held a referendum in which voters approved an exit from the European Union (“EU”), commonly referred to as “Brexit”. As a result of this referendum, it is expected that the British government will negotiate with the EU the terms under which it would ultimately leave participation in the EU and the nature of the future relationship between the UK and the EU. Although it is unknown what those terms might be, it is possible that there will be greater restrictions, requirements and regulatory complexities on reinsurance provided in the UK by entities located outside of the UK. These changes may adversely affect our operations and financial results.
We cannot assure you that we will be able to manage these risks effectively or that they will not have an adverse effect on our business, financial condition or results of operations.
ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes RGA’s repurchase activity of its common stock during the quarter ended June 30, 2016:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program
April 1, 2016 - April 30, 2016	—	$—	—	$294,855,892
May 1, 2016 - May 31, 2016	42,193	$96.48	—	$294,855,892
June 1, 2016 - June 30, 2016	119,796	$91.58	119,527	$283,911,502

(1)
RGA repurchased 119,527 shares of common stock under its share repurchase program for $10.9 million during June 2016. The Company net settled - issuing 121,354 and 3,462 shares from treasury and repurchasing from recipients 42,193 and 269 shares in May and June, respectively, in settlement of income tax withholding requirements incurred by the recipients of an equity incentive award.

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

Reinsurance Group of America, Incorporated
Date: August 3, 2016	By:	/s/ A. Greig Woodring
A. Greig Woodring
Chief Executive Officer
(Principal Executive Officer)
Date: August 3, 2016	By:	/s/ Todd C. Larson
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

4.1
Third Supplemental Indenture, dated as of June 8, 2016, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed June 8, 2016.

4.2
Fourth Supplemental Indenture, dated as of June 8, 2016, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed June 8, 2016.

4.3	Form of 3.95% Senior Note due 2026, incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed June 8, 2016.

4.4	Form of 5.75% Fixed-to-Floating Rate Subordinated Debenture due 2056, incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed June 8, 2016.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document