Form 10-Q
period 2016-09-30
REINSURANCE GROUP OF AMERICA INC
filed 2016-11-02
CIK 898174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Yes ☐  No ☒

As of October 31, 2016, 64,207,730 shares of the registrant’s common stock were outstanding.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2016	December 31, 2015
	(Dollars in thousands, except share data)
Assets
Fixed maturity securities:
Available-for-sale at fair value (amortized cost of $30,097,896 and $28,322,977)	$33,536,419	$29,642,905
Mortgage loans on real estate (net of allowances of $6,746 and $6,813)	3,607,700	3,129,951
Policy loans	1,414,963	1,468,796
Funds withheld at interest	5,922,656	5,880,203
Short-term investments	126,702	558,284
Other invested assets	1,777,065	1,298,120
Total investments	46,385,505	41,978,259
Cash and cash equivalents	1,379,693	1,525,275
Accrued investment income	391,837	339,452
Premiums receivable and other reinsurance balances	1,834,362	1,797,504
Reinsurance ceded receivables	694,906	637,859
Deferred policy acquisition costs	3,406,093	3,392,437
Other assets	740,102	712,366
Total assets	$54,832,498	$50,383,152
Liabilities and Stockholders’ Equity
Future policy benefits	$19,634,157	$19,612,251
Interest-sensitive contract liabilities	14,217,831	13,663,873
Other policy claims and benefits	4,304,491	4,094,640
Other reinsurance balances	353,426	296,899
Deferred income taxes	3,071,995	2,218,328
Other liabilities	1,321,017	1,165,071
Short-term debt	299,876	—
Long-term debt	2,788,834	2,297,548
Collateral finance and securitization notes	847,389	899,161
Total liabilities	46,839,016	44,247,771
Commitments and contingent liabilities (See Note 8)
Stockholders’ Equity:
Preferred stock - par value $.01 per share, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock - par value $.01 per share, 140,000,000 shares authorized, 79,137,758 shares issued at September 30, 2016 and December 31, 2015	791	791
Additional paid-in capital	1,842,390	1,816,142
Retained earnings	5,039,470	4,620,303
Treasury stock, at cost - 14,931,485 and 13,933,232 shares	(1,101,495)	(1,010,139)
Accumulated other comprehensive income	2,212,326	708,284
Total stockholders’ equity	7,993,482	6,135,381
Total liabilities and stockholders’ equity	$54,832,498	$50,383,152
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues:	(Dollars in thousands, except per share data)
Net premiums	$2,251,758	$2,089,345	$6,755,708	$6,242,240
Investment income, net of related expenses	489,727	389,597	1,414,659	1,267,027
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	—	(23,111)	(34,663)	(29,775)
Other investment related gains (losses), net	86,624	(88,235)	118,665	(90,166)
Total investment related gains (losses), net	86,624	(111,346)	84,002	(119,941)
Other revenues	72,468	71,038	197,844	200,261
Total revenues	2,900,577	2,438,634	8,452,213	7,589,587
Benefits and Expenses:
Claims and other policy benefits	1,993,064	1,831,819	5,877,330	5,473,453
Interest credited	116,848	34,008	300,602	231,932
Policy acquisition costs and other insurance expenses	300,962	249,702	940,406	827,157
Other operating expenses	152,556	142,270	469,875	395,488
Interest expense	43,063	35,565	96,201	107,043
Collateral finance and securitization expense	6,484	5,133	19,396	16,462
Total benefits and expenses	2,612,977	2,298,497	7,703,810	7,051,535
Income before income taxes	287,600	140,137	748,403	538,052
Provision for income taxes	88,881	56,603	237,109	199,013
Net income	$198,719	$83,534	$511,294	$339,039
Earnings per share:
Basic earnings per share	$3.10	$1.26	$7.95	$5.07
Diluted earnings per share	$3.07	$1.25	$7.87	$5.01
Dividends declared per share	$0.41	$0.37	$1.15	$1.03
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Comprehensive income (loss)	(Dollars in thousands)
Net income	$198,719	$83,534	$511,294	$339,039
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(28,233)	(105,504)	59,442	(201,340)
Net unrealized investment gains	254,658	(139,066)	1,445,776	(552,783)
Defined benefit pension and postretirement plan adjustments	527	1,685	(1,176)	3,473
Total other comprehensive income (loss), net of tax	226,952	(242,885)	1,504,042	(750,650)
Total comprehensive income (loss)	$425,671	$(159,351)	$2,015,336	$(411,611)
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2016	2015
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$511,294	$339,039
Adjustments to reconcile net income to net cash provided by operating activities:
Change in operating assets and liabilities:
Accrued investment income	(58,863)	(47,088)
Premiums receivable and other reinsurance balances	(3,619)	(100,804)
Deferred policy acquisition costs	(15,059)	(42,855)
Reinsurance ceded receivable balances	(77,741)	(42,620)
Future policy benefits, other policy claims and benefits, and other reinsurance balances	479,606	594,389
Deferred income taxes	165,988	128,557
Other assets and other liabilities, net	29,343	(14,670)
Amortization of net investment premiums, discounts and other	(55,967)	(61,714)
Investment related (gains) losses, net	(84,002)	119,941
Excess tax benefits from share-based payment arrangement	—	(2,884)
Other, net	128,892	9,175
Net cash provided by operating activities	1,019,872	878,466
Cash Flows from Investing Activities:
Sales of fixed maturity securities available-for-sale	3,649,187	3,904,948
Maturities of fixed maturity securities available-for-sale	349,836	342,126
Sales of equity securities	331,978	63,797
Principal payments on mortgage loans on real estate	377,671	223,807
Principal payments on policy loans	59,518	531
Purchases of fixed maturity securities available-for-sale	(5,938,302)	(3,746,290)
Purchases of equity securities	(523,499)	(75,396)
Cash invested in mortgage loans on real estate	(857,445)	(686,878)
Cash invested in policy loans	(5,685)	(6,628)
Cash invested in funds withheld at interest	(31,222)	(63,390)
Purchase of businesses, net of cash acquired of $19,377	—	(195,151)
Purchases of property and equipment	—	(24,240)
Cash paid under securities repurchase agreements	—	(101,203)
Change in short-term investments	418,625	35,014
Change in other invested assets	(78,068)	144,011
Net cash used in investing activities	(2,247,406)	(184,942)
Cash Flows from Financing Activities:
Dividends to stockholders	(74,034)	(69,111)
Repayment of collateral finance and securitization notes	(60,971)	(19,732)
Proceeds from issuance of collateral finance and securitization notes	—	160,060
Proceeds from long-term debt issuance	799,984	—
Debt issuance costs	(9,026)	(1,074)
Principal payments of long-term debt	(1,850)	(1,776)
Purchases of treasury stock	(121,896)	(333,432)
Excess tax benefits from share-based payment arrangement	—	2,884
Exercise of stock options, net	11,752	12,551
Change in cash collateral for derivative positions and other arrangements	24,749	60,202
Deposits on universal life and other investment type policies and contracts	874,708	204,456
Withdrawals on universal life and other investment type policies and contracts	(386,900)	(556,821)
Net cash provided by (used in) financing activities	1,056,516	(541,793)
Effect of exchange rate changes on cash	25,436	(49,708)
Change in cash and cash equivalents	(145,582)	102,023
Cash and cash equivalents, beginning of period	1,525,275	1,645,669
Cash and cash equivalents, end of period	$1,379,693	$1,747,692
Supplemental disclosures of cash flow information:
Interest paid	$114,043	$103,481
Income taxes paid, net of refunds	$47,312	$13,494
Non-cash transactions:
Transfer of invested assets	$3,621	$342,082
Accrual for capitalized assets	$—	$804
Purchase of businesses:
Assets acquired, excluding cash acquired	$—	$3,685,708
Liabilities assumed	—	(3,490,557)
Net cash paid on purchase	$—	$195,151
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Business and Basis of Presentation
Reinsurance Group of America, Incorporated (“RGA”) is an insurance holding company that was formed on December 31, 1992. The accompanying unaudited condensed consolidated financial statements of RGA and its subsidiaries (collectively, the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments necessary for a fair presentation have been included. Results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These unaudited condensed consolidated financial statements include the accounts of RGA and its subsidiaries, and all intercompany accounts and transactions have been eliminated. These condensed consolidated statements should be read in conjunction with the Company’s 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 29, 2016 (the "2015 Annual Report").

2.	Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share on net income (in thousands, except per share information):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Earnings:
Net income (numerator for basic and diluted calculations)	$198,719	$83,534	$511,294	$339,039
Shares:
Weighted average outstanding shares (denominator for basic calculation)	64,146	66,205	64,281	66,895
Equivalent shares from outstanding stock options	669	677	663	749
Denominator for diluted calculation	64,815	66,882	64,944	67,644
Earnings per share:
Basic	$3.10	$1.26	$7.95	$5.07
Diluted	$3.07	$1.25	$7.87	$5.01
The calculation of common equivalent shares does not include the impact of options having a strike or conversion price that exceeds the average stock price for the earnings period, as the result would be antidilutive. The calculation of common equivalent shares also excludes the impact of outstanding performance contingent shares, as the conditions necessary for their issuance have not been satisfied as of the end of the reporting period. For the three months ended September 30, 2016, no stock options and approximately 0.7 million performance contingent shares were excluded from the calculation. For the three months ended September 30, 2015, no stock options and approximately 0.7 million performance contingent shares were excluded from the calculation. Year-to-date amounts for equivalent shares from outstanding stock options and performance contingent shares are the weighted average of the individual quarterly amounts.

3.	Equity
Common Stock
The changes in number of common stock shares, issued, held in treasury and outstanding are as follows for the periods indicated:

	Issued	Held In Treasury	Outstanding
Balance, December 31, 2015	79,137,758	13,933,232	65,204,526
Common stock acquired	—	1,356,892	(1,356,892)
Stock-based compensation (1)	—	(358,639)	358,639
Balance, September 30, 2016	79,137,758	14,931,485	64,206,273

	Issued	Held In Treasury	Outstanding
Balance, December 31, 2014	79,137,758	10,364,797	68,772,961
Common stock acquired	—	3,573,797	(3,573,797)
Stock-based compensation (1)	—	(550,237)	550,237
Balance, September 30, 2015	79,137,758	13,388,357	65,749,401

(1)	Represents net shares issued from treasury pursuant to the Company's equity-based compensation programs.
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
On January 21, 2016, RGA's board of directors authorized a share repurchase program for up to $400.0 million of RGA's outstanding common stock. The authorization was effective immediately and does not have an expiration date. In connection with this new authorization, the board of directors terminated the stock repurchase authority granted in 2015. During the first nine months of 2016, RGA repurchased 1.4 million shares of common stock under this program for $116.5 million.
Accumulated Other Comprehensive Income (Loss)
The balance of and changes in each component of accumulated other comprehensive income (loss) (“AOCI”) for the nine months ended September 30, 2016 and 2015 are as follows (dollars in thousands):

	AOCI, Net of Income Tax
	Accumulated Currency Translation Adjustments	Unrealized Appreciation (Depreciation) of Investments(1)	Pension and Postretirement Benefits	Total
Balance, December 31, 2015	$(181,151)	$935,697	$(46,262)	$708,284
Other comprehensive income (loss) before reclassifications	68,271	2,191,823	(6,079)	2,254,015
Amounts reclassified to (from) AOCI	—	(109,145)	4,253	(104,892)
Deferred income tax benefit (expense)	(8,829)	(636,902)	650	(645,081)
Balance, September 30, 2016	$(121,709)	$2,381,473	$(47,438)	$2,212,326

	AOCI, Net of Income Tax
	Accumulated Currency Translation Adjustments	Unrealized Appreciation (Depreciation) of Investments(1)	Pension and Postretirement Benefits	Total
Balance, December 31, 2014	$81,847	$1,624,773	$(49,491)	$1,657,129
Other comprehensive income (loss) before reclassifications	(176,562)	(843,541)	1,254	(1,018,849)
Amounts reclassified to (from) AOCI	—	34,790	4,002	38,792
Deferred income tax benefit (expense)	(24,778)	255,968	(1,783)	229,407
Balance, September 30, 2015	$(119,493)	$1,071,990	$(46,018)	$906,479

(1)
Includes cash flow hedges of $(40,597) and $(29,397) as of September 30, 2016 and December 31, 2015, respectively, and $(37,167) and $(31,591) as of September 30, 2015 and December 31, 2014, respectively. See Note 5 - “Derivative Instruments” for additional information on cash flow hedges.

The following table presents the amounts of AOCI reclassifications for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Amount Reclassified from AOCI
	Three months ended September 30,		Nine months ended September 30,
Details about AOCI Components	2016	2015	2016	2015	Affected Line Item in Statements of Income
Net unrealized investment gains (losses):
Net unrealized gains (losses) on available-for-sale securities	$72,351	$(31,506)	$84,250	$(26,598)	Investment related gains (losses), net
Cash flow hedges - Interest rate swaps	200	(60)	454	231	(1)
Cash flow hedges - Forward bond purchase commitments	137	127	(120)	1,094	(1)
Deferred policy acquisition costs attributed to unrealized gains and losses	12,090	(9,543)	24,561	(9,517)	(2)
Total	84,778	(40,982)	109,145	(34,790)
Provision for income taxes	(27,680)	13,948	(32,676)	13,410
Net unrealized gains (losses), net of tax	$57,098	$(27,034)	$76,469	$(21,380)
Amortization of defined benefit plan items:
Prior service cost	$391	$(82)	$238	$(245)	(3)
Actuarial gains (losses)	(1,177)	(1,955)	(4,491)	(3,757)	(3)
Total	(786)	(2,037)	(4,253)	(4,002)
Provision for income taxes	276	713	1,489	1,401
Amortization of defined benefit plans, net of tax	$(510)	$(1,324)	$(2,764)	$(2,601)

Total reclassifications for the period	$56,588	$(28,358)	$73,705	$(23,981)

(1)	See Note 5 - "Derivative Instruments" for additional information on cash flow hedges.

(2)	This AOCI component is included in the computation of the deferred policy acquisition cost. See Note 8 – “Deferred Policy Acquisition Costs” of the 2015 Annual Report for additional details.

(3)	This AOCI component is included in the computation of the net periodic pension cost. See Note 10 – “Employee Benefit Plans” for additional details.

4.	Investments
Fixed Maturity and Equity Securities Available-for-Sale
The following tables provide information relating to investments in fixed maturity and equity securities by sector as of September 30, 2016 and December 31, 2015 (dollars in thousands):

September 30, 2016:	Amortized	Unrealized	Unrealized	Estimated Fair	% of	Other-than- temporary impairments
	Cost	Gains	Losses	Value	Total	in AOCI
Available-for-sale:
Corporate securities	$18,762,648	$1,498,816	$96,616	$20,164,848	60.2%	$—
Canadian and Canadian provincial governments	2,598,625	1,541,754	—	4,140,379	12.3	—
Residential mortgage-backed securities	1,247,677	67,854	3,839	1,311,692	3.9	(300)
Asset-backed securities	1,388,263	13,706	19,395	1,382,574	4.1	275
Commercial mortgage-backed securities	1,402,249	73,402	618	1,475,033	4.4	(1,609)
U.S. government and agencies	1,479,295	80,402	161	1,559,536	4.7	—
State and political subdivisions	549,669	72,598	4,418	617,849	1.8	—
Other foreign government, supranational and foreign government-sponsored enterprises	2,669,470	220,274	5,236	2,884,508	8.6	—
Total fixed maturity securities	$30,097,896	$3,568,806	$130,283	$33,536,419	100.0%	$(1,634)
Non-redeemable preferred stock	$56,944	$2,512	$6,604	$52,852	12.6%
Other equity securities	360,839	7,013	456	367,396	87.4
Total equity securities	$417,783	$9,525	$7,060	$420,248	100.0%

December 31, 2015:	Amortized	Unrealized	Unrealized	Estimated Fair	% of	Other-than- temporary impairments
	Cost	Gains	Losses	Value	Total	in AOCI
Available-for-sale:
Corporate securities	$17,575,507	$599,718	$467,069	$17,708,156	59.7%	$—
Canadian and Canadian provincial governments	2,469,009	1,110,282	2,532	3,576,759	12.1	—
Residential mortgage-backed securities	1,277,998	45,152	11,673	1,311,477	4.4	(300)
Asset-backed securities	1,219,000	12,052	18,376	1,212,676	4.1	354
Commercial mortgage-backed securities	1,456,848	37,407	11,168	1,483,087	5.0	(1,609)
U.S. government and agencies	1,423,791	15,586	57,718	1,381,659	4.7	—
State and political subdivisions	480,067	40,014	9,067	511,014	1.7	—
Other foreign government, supranational and foreign government-sponsored enterprises	2,420,757	78,964	41,644	2,458,077	8.3	—
Total fixed maturity securities	$28,322,977	$1,939,175	$619,247	$29,642,905	100.0%	$(1,555)
Non-redeemable preferred stock	$85,645	$7,837	$5,962	$87,520	69.5%
Other equity securities	40,584	—	2,242	38,342	30.5
Total equity securities	$126,229	$7,837	$8,204	$125,862	100.0%
The Company enters into various collateral arrangements with counterparties that require both the pledging and acceptance of fixed maturity securities as collateral. Pledged fixed maturity securities are included in fixed maturity securities, available-for-sale in the condensed consolidated balance sheets. Fixed maturity securities received as collateral are held in separate custodial accounts and are not recorded on the Company’s condensed consolidated balance sheets. Subject to certain constraints, the Company is permitted by contract to sell or repledge collateral it receives; however, as of September 30, 2016 and December 31, 2015, none of the collateral received had been sold or repledged. The Company also holds assets in trust to satisfy collateral requirements under certain third-party reinsurance treaties. The following table includes fixed maturity securities pledged and received as collateral and assets in trust held to satisfy collateral requirements under certain third-party reinsurance treaties as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016		December 31, 2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity securities pledged as collateral	$191,791	$201,124	$169,678	$176,782
Fixed maturity securities received as collateral	n/a	320,838	n/a	242,914
Assets in trust held to satisfy collateral requirements	12,258,854	13,525,565	10,535,729	10,928,393
The Company monitors its concentrations of financial instruments on an ongoing basis and mitigates credit risk by maintaining a diversified investment portfolio which limits exposure to any one issuer. The Company’s exposure to concentrations of credit risk from single issuers greater than 10% of the Company’s stockholders’ equity included securities of the U.S. government and its agencies as well as the securities disclosed below as of September 30, 2016 and December 31, 2015 (dollars in thousands).

	September 30, 2016		December 31, 2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity securities guaranteed or issued by:
Canadian province of Ontario	$843,239	$1,254,701	$864,444	$1,199,080
Canadian province of Quebec	1,021,325	1,877,335	943,484	1,525,903
The amortized cost and estimated fair value of fixed maturity securities classified as available-for-sale at September 30, 2016 are shown by contractual maturity in the table below (dollars in thousands). Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset and mortgage-backed securities are shown separately in the table below, as they are not due at a single maturity date.

	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due in one year or less	$728,318	$733,750
Due after one year through five years	6,519,471	6,847,608
Due after five years through ten years	8,991,047	9,689,531
Due after ten years	9,820,871	12,096,231
Asset and mortgage-backed securities	4,038,189	4,169,299
Total	$30,097,896	$33,536,419
Corporate Fixed Maturity Securities
The tables below show the major industry types of the Company’s corporate fixed maturity holdings as of September 30, 2016 and December 31, 2015 (dollars in thousands):

September 30, 2016:		Estimated
	Amortized Cost	Fair Value	% of Total
Finance	$6,530,758	$6,916,195	34.4%
Industrial	10,241,489	11,028,232	54.6
Utility	1,990,401	2,220,421	11.0
Total	$18,762,648	$20,164,848	100.0%

December 31, 2015:		Estimated
	Amortized Cost	Fair Value	% of Total
Finance	$5,408,791	$5,555,044	31.4%
Industrial	10,211,426	10,129,917	57.2
Utility	1,955,290	2,023,195	11.4
Total	$17,575,507	$17,708,156	100.0%
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

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Balance, beginning of period	$6,974	$7,284	$7,284	$7,284
Credit loss OTTI previously recognized on securities which matured, paid down, prepaid or were sold during the period	—	—	(310)	—
Balance, end of period	$6,974	$7,284	$6,974	$7,284

Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale
The following table presents the total gross unrealized losses for the 755 and 2,080 fixed maturity and equity securities as of September 30, 2016 and December 31, 2015, respectively, where the estimated fair value had declined and remained below amortized cost by the indicated amount (dollars in thousands):

	September 30, 2016		December 31, 2015
	Gross Unrealized Losses	% of Total	Gross Unrealized Losses	% of Total
Less than 20%	$88,034	64.1%	$463,109	73.8%
20% or more for less than six months	12,551	9.1	142,495	22.7
20% or more for six months or greater	36,758	26.8	21,847	3.5
Total	$137,343	100.0%	$627,451	100.0%
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
The following tables present the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for 755 and 2,080 fixed maturity and equity securities that have estimated fair values below amortized cost as of September 30, 2016 and December 31, 2015, respectively (dollars in thousands). These investments are presented by class and grade of security, as well as the length of time the related fair value has remained below amortized cost.

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
September 30, 2016:	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
Corporate securities	$775,973	$11,522	$567,398	$29,794	$1,343,371	$41,316
Residential mortgage-backed securities	85,970	593	107,240	3,236	193,210	3,829
Asset-backed securities	341,260	4,816	314,518	11,488	655,778	16,304
Commercial mortgage-backed securities	51,965	193	22,415	425	74,380	618
U.S. government and agencies	86,499	161	—	—	86,499	161
State and political subdivisions	53,229	841	13,141	3,577	66,370	4,418
Other foreign government, supranational and foreign government-sponsored enterprises	131,702	1,077	51,862	2,340	183,564	3,417
Total investment grade securities	1,526,598	19,203	1,076,574	50,860	2,603,172	70,063
Below investment grade securities:
Corporate securities	314,962	9,132	168,865	46,168	483,827	55,300
Residential mortgage-backed securities	—	—	369	10	369	10
Asset-backed securities	5,858	731	14,707	2,360	20,565	3,091
Other foreign government, supranational and foreign government-sponsored enterprises	6,194	22	42,501	1,797	48,695	1,819
Total below investment grade securities	327,014	9,885	226,442	50,335	553,456	60,220
Total fixed maturity securities	$1,853,612	$29,088	$1,303,016	$101,195	$3,156,628	$130,283
Non-redeemable preferred stock	$3,413	$96	$23,786	$6,508	$27,199	$6,604
Other equity securities	96,635	210	6,806	246	103,441	456
Total equity securities	$100,048	$306	$30,592	$6,754	$130,640	$7,060

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
December 31, 2015:	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
Corporate securities	$6,388,148	$323,961	$294,755	$40,861	$6,682,903	$364,822
Canadian and Canadian provincial governments	122,746	2,532	—	—	122,746	2,532
Residential mortgage-backed securities	452,297	7,036	82,314	4,057	534,611	11,093
Asset-backed securities	581,701	9,825	199,298	7,100	780,999	16,925
Commercial mortgage-backed securities	514,877	9,806	31,177	997	546,054	10,803
U.S. government and agencies	1,010,387	57,718	—	—	1,010,387	57,718
State and political subdivisions	157,837	5,349	13,016	3,718	170,853	9,067
Other foreign government, supranational and foreign government-sponsored enterprises	702,962	18,279	38,379	4,206	741,341	22,485
Total investment grade securities	9,930,955	434,506	658,939	60,939	10,589,894	495,445
Below investment grade securities:
Corporate securities	554,688	71,171	114,427	31,076	669,115	102,247
Residential mortgage-backed securities	22,646	282	7,679	298	30,325	580
Asset-backed securities	6,772	201	9,335	1,250	16,107	1,451
Commercial mortgage-backed securities	3,253	248	767	117	4,020	365
Other foreign government, supranational and foreign government-sponsored enterprises	60,668	7,356	31,693	11,803	92,361	19,159
Total below investment grade securities	648,027	79,258	163,901	44,544	811,928	123,802
Total fixed maturity securities	$10,578,982	$513,764	$822,840	$105,483	$11,401,822	$619,247
Non-redeemable preferred stock	$12,331	$2,175	$12,191	$3,787	$24,522	$5,962
Other equity securities	38,327	2,242	—	—	38,327	2,242
Total equity securities	$50,658	$4,417	$12,191	$3,787	$62,849	$8,204
The Company has no intention to sell, nor does it expect to be required to sell, the securities outlined in the table above, as of the dates indicated. However, unforeseen facts and circumstances may cause the Company to sell fixed maturity and equity securities in the ordinary course of managing its portfolio to meet certain diversification, credit quality and liquidity guidelines.
Unrealized losses on below investment grade securities as of September 30, 2016 are primarily related to high-yield corporate securities. Unrealized losses decreased across most security types as treasury rates decreased during the first nine months of 2016.

Investment Income, Net of Related Expenses
Major categories of investment income, net of related expenses, consist of the following (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Fixed maturity securities available-for-sale	$325,089	$298,376	$961,096	$871,936
Mortgage loans on real estate	39,802	36,547	121,494	108,440
Policy loans	15,391	16,475	47,897	46,763
Funds withheld at interest	104,609	40,382	273,482	239,967
Short-term investments	952	576	2,912	2,085
Other invested assets	21,938	13,696	61,249	48,141
Investment income	507,781	406,052	1,468,130	1,317,332
Investment expense	(18,054)	(16,455)	(53,471)	(50,305)
Investment income, net of related expenses	$489,727	$389,597	$1,414,659	$1,267,027

Investment Related Gains (Losses), Net
Investment related gains (losses), net consist of the following (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Fixed maturity and equity securities available for sale:
Other-than-temporary impairment losses on fixed maturity securities recognized in earnings	$—	$(23,111)	$(34,663)	$(29,775)
Gain on investment activity	46,346	13,792	127,153	53,002
Loss on investment activity	(9,054)	(22,186)	(43,397)	(50,257)
Other impairment losses and change in mortgage loan provision	(262)	(636)	(2,111)	(4,661)
Derivatives and other, net	49,594	(79,205)	37,020	(88,250)
Total investment related gains (losses), net	$86,624	$(111,346)	$84,002	$(119,941)
The fixed maturity impairments for the nine months ended September 30, 2016 were largely related to high-yield energy and emerging market corporate securities. The fixed maturity impairments for the three and nine months ended September 30, 2015 were largely related to high-yield energy and emerging market corporate securities. The fluctuations in investment related gains (losses) for derivatives and other for the three and nine months ended September 30, 2016, compared to the same periods in 2015, are primarily due to changes in the fair value of embedded derivatives and interest rate swaps.
During the three months ended September 30, 2016 and 2015, the Company sold fixed maturity and equity securities with fair values of $317.3 million and $404.1 million at losses of $9.1 million and $22.2 million, respectively. During the nine months ended September 30, 2016 and 2015, the Company sold fixed maturity and equity securities with fair values of $903.1 million and $1,255.0 million at losses of $43.4 million and $50.3 million, respectively. The Company generally does not buy and sell securities on a short-term basis.
Securities Borrowing, Lending and Other
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
The Company also participates in a securities lending program whereby securities, reflected as investments on the Company's condensed consolidated balance sheets, are loaned to a third party. The Company receives securities as collateral, in an amount equal to a minimum of 105% of the fair value of the securities lent. The securities received are not reflected on the Company’s condensed consolidated balance sheets.
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
The following table includes the amount of borrowed securities, securities lent and securities collateral received as part of the securities lending program and repurchased/reverse repurchased securities pledged and received as of September 30, 2016 and December 31, 2015 (dollars in thousands).

	September 30, 2016		December 31, 2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Borrowed securities	$267,360	$288,310	$259,540	$266,297
Securities lending:
Securities loaned	60,375	62,104	—	—
Securities received	n/a	65,000	n/a	—
Repurchase program/reverse repurchase program:
Securities pledged	442,510	475,820	443,435	465,889
Securities received	n/a	514,052	n/a	481,197

The following table presents information on the Company's securities lending and repurchase transactions as of September 30, 2016 and December 31, 2015 (dollars in thousands). Collateral associated with certain borrowed securities is not included within the table, as the collateral pledged to each counterparty is the right to reinsurance treaty cash flows.

	September 30, 2016
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Securities lending transactions:
Corporate securities	$—	$—	$—	$62,104	$62,104
Total	—	—	—	62,104	62,104
Repurchase transactions:
Corporate securities	—	3,906	5,239	133,551	142,696
Residential mortgage-backed securities	—	—	—	98,884	98,884
U.S. government and agencies	—	—	30,011	181,754	211,765
Foreign government	—	—	—	15,941	15,941
Other	6,534	—	—	—	6,534
Total	6,534	3,906	35,250	430,130	475,820
Total transactions	$6,534	$3,906	$35,250	$492,234	$537,924

Gross amount of recognized liabilities for securities lending and repurchase transactions in preceding table					$579,052
Amounts related to agreements not included in offsetting disclosure					$41,128

	December 31, 2015
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase transactions:
Corporate securities	$—	$2,951	$—	$147,324	$150,275
Residential mortgage-backed securities	—	—	—	97,639	97,639
U.S. government and agencies	—	—	—	199,431	199,431
Foreign government	—	—	—	3,358	3,358
Other	15,186	—	—	—	15,186
Total transactions	$15,186	$2,951	$—	$447,752	$465,889

Gross amount of recognized liabilities for repurchase agreement in preceding table					$481,197
Amounts related to agreements not included in offsetting disclosure					$15,308
The Company has elected to offset amounts recognized as receivables and payables resulting from the repurchase/reverse repurchase program. After the effect of offsetting, the net amount presented on the condensed consolidated balance sheet as of September 30, 2016 was a liability of $3.3 million. Amounts owed to and due from the counterparties may be settled in cash or offset, in accordance with the agreements.

Mortgage Loans on Real Estate
Mortgage loans represented approximately 7.8% and 7.5% of the Company’s total investments as of September 30, 2016 and December 31, 2015. The Company makes mortgage loans on income producing properties that are geographically diversified, with the largest concentration being in the state of California, which represented 23.4% and 22.3% of mortgage loans on real estate as of September 30, 2016 and December 31, 2015, respectively. Loan-to-value ratios at the time of loan approval are 75% or less. The distribution of mortgage loans by property type, gross of valuation allowances, is as follows as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016		December 31, 2015
Property type:	Recorded Investment	% of Total	Recorded Investment	% of Total
Office building	$1,173,087	32.4%	$980,858	31.3%
Retail	1,116,602	30.9	1,026,018	32.7
Industrial	703,407	19.5	527,485	16.8
Apartment	436,290	12.1	420,014	13.4
Other commercial	185,060	5.1	182,389	5.8
Total	$3,614,446	100.0%	$3,136,764	100.0%
The maturities of the mortgage loans, gross of valuation allowances, as of September 30, 2016 and December 31, 2015 are as follows (dollars in thousands):

	September 30, 2016		December 31, 2015
	Recorded Investment	% of Total	Recorded Investment	% of Total
Due within five years	$793,736	22.0%	$873,280	27.8%
Due after five years through ten years	1,952,001	54.0	1,561,535	49.8
Due after ten years	868,709	24.0	701,949	22.4
Total	$3,614,446	100.0%	$3,136,764	100.0%
Information regarding the Company’s credit quality indicators, as determined by the Company's internal evaluation methodology for its recorded investment in mortgage loans, gross of valuation allowances, as of September 30, 2016 and December 31, 2015 is as follows (dollars in thousands):

	September 30, 2016		December 31, 2015
Internal credit quality grade:	Recorded Investment	% of Total	Recorded Investment	% of Total
High investment grade	$2,097,202	58.0%	$1,621,601	51.7%
Investment grade	1,430,439	39.6	1,397,996	44.6
Average	44,097	1.2	87,196	2.8
Watch list	35,794	1.0	13,550	0.4
In or near default	6,914	0.2	16,421	0.5
Total	$3,614,446	100.0%	$3,136,764	100.0%
None of the payments due to the Company on its recorded investment in mortgage loans were delinquent as of September 30, 2016 and December 31, 2015.

The following table presents the recorded investment in mortgage loans, by method of measuring impairment, and the related valuation allowances as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016	December 31, 2015
Mortgage loans:
Individually measured for impairment	$6,913	$16,421
Collectively measured for impairment	3,607,533	3,120,343
Mortgage loans, gross of valuation allowances	3,614,446	3,136,764
Valuation allowances:
Individually measured for impairment	—	588
Collectively measured for impairment	6,746	6,225
Total valuation allowances	6,746	6,813
Mortgage loans, net of valuation allowances	$3,607,700	$3,129,951
Information regarding the Company’s loan valuation allowances for mortgage loans for the three and nine months ended September 30, 2016 and 2015 is as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Balance, beginning of period	$6,499	$5,942	$6,813	$6,471
Provision (release)	247	(290)	(67)	(819)
Balance, end of period	$6,746	$5,652	$6,746	$5,652
Information regarding the portion of the Company’s mortgage loans that were impaired as of September 30, 2016 and December 31, 2015 is as follows (dollars in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Carrying Value
September 30, 2016:
Impaired mortgage loans with no valuation allowance recorded	$7,416	$6,913	$—	$6,913
Impaired mortgage loans with valuation allowance recorded	—	—	—	—
Total impaired mortgage loans	$7,416	$6,913	$—	$6,913
December 31, 2015:
Impaired mortgage loans with no valuation allowance recorded	$4,033	$4,033	$—	$4,033
Impaired mortgage loans with valuation allowance recorded	12,898	12,388	588	11,800
Total impaired mortgage loans	$16,931	$16,421	$588	$15,833

The Company’s average investment in impaired mortgage loans and the related interest income are reflected in the table below for the periods indicated (dollars in thousands):
	Three months ended September 30,
	2016		2015
	Average Recorded Investment(1)	Interest Income	Average Recorded Investment(1)	Interest Income
Impaired mortgage loans with no valuation allowance recorded	$6,953	$107	$6,364	$71
Impaired mortgage loans with valuation allowance recorded	—	—	12,495	194
Total impaired mortgage loans	$6,953	$107	$18,859	$265

	Nine months ended September 30,
	2016		2015
	Average Recorded Investment(1)	Interest Income	Average Recorded Investment(1)	Interest Income
Impaired mortgage loans with no valuation allowance recorded	$4,687	$324	$6,533	$212
Impaired mortgage loans with valuation allowance recorded	5,459	—	11,392	578
Total impaired mortgage loans	$10,146	$324	$17,925	$790
(1) Average recorded investment represents the average loan balances as of the beginning of period and all subsequent quarterly end of period balances.

The Company did not acquire any impaired mortgage loans during the nine months ended September 30, 2016 and 2015. The Company had no mortgage loans that were on a nonaccrual status at September 30, 2016 and December 31, 2015.
Policy Loans
Policy loans comprised approximately 3.1% and 3.5% of the Company’s total investments as of September 30, 2016 and December 31, 2015, respectively, the majority of which are associated with one client. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due to the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. The Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.
Funds Withheld at Interest
Funds withheld at interest comprised approximately 12.8% and 14.0% of the Company’s total investments as of September 30, 2016 and December 31, 2015, respectively. Of the $5.9 billion funds withheld at interest balance, net of embedded derivatives, as of September 30, 2016, $4.0 billion of the balance is associated with one client. For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance funds withheld basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company and are reflected as funds withheld at interest on the Company’s condensed consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances against amounts owed to the Company from the ceding company.
Other Invested Assets
Other invested assets include equity securities, limited partnership interests, joint ventures (other than operating joint ventures), derivative contracts and fair value option ("FVO") contractholder-directed unit-linked investments. Other invested assets also include Federal Home Loan Bank of Des Moines ("FHLB") common stock, real estate held-for-investment, equity release mortgages and structured loans, all of which are included in other in the table below. The fair value option was elected for contractholder-directed investments supporting unit-linked variable annuity type liabilities which do not qualify for presentation and reporting as separate accounts. Other invested assets represented approximately 3.8% and 3.1% of the Company’s total investments as of September 30, 2016 and December 31, 2015, respectively. Carrying values of these assets as of September 30, 2016 and December 31, 2015 are as follows (dollars in thousands):

	September 30, 2016	December 31, 2015
Equity securities	$420,248	$125,862
Limited partnership interests and real estate joint ventures	671,577	567,697
Derivatives	310,168	256,178
FVO contractholder-directed unit-linked investments	200,208	197,547
Other	174,864	150,836
Total other invested assets	$1,777,065	$1,298,120

5.    Derivative Instruments
Derivatives, except for embedded derivatives and longevity and mortality swaps, are carried on the Company’s condensed consolidated balance sheets in other invested assets or other liabilities, at fair value. Longevity and mortality swaps are included on the condensed consolidated balance sheets in other assets or other liabilities, at fair value. Embedded derivative liabilities on modified coinsurance or funds withheld arrangements are included on the condensed consolidated balance sheets with the host contract in funds withheld at interest, at fair value. Embedded derivative liabilities on indexed annuity and variable annuity products are included on the condensed consolidated balance sheets with the host contract in interest-sensitive contract liabilities, at fair value. The following table presents the notional amounts and gross fair value of derivative instruments prior to taking into account the netting effects of master netting agreements as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016			December 31, 2015
	Notional	Carrying Value/Fair Value		Notional	Carrying Value/Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	$1,062,745	$175,123	$821	$1,123,057	$85,075	$4,196
Financial futures	552,384	—	—	420,665	—	—
Foreign currency forwards	30,000	173	2,733	45,000	44	6,768
Consumer price index swaps	30,043	13	460	28,561	—	292
Credit default swaps	909,000	10,605	3,430	897,000	8,230	11,053
Equity options	610,792	48,162	—	453,435	46,653	—
Longevity swaps	898,800	27,029	—	868,960	15,003	7
Mortality swaps	50,000	—	2,068	50,000	—	2,619
Synthetic guaranteed investment contracts	8,726,370	—	—	7,098,825	—	—
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	—	—	42,903	—	—	76,698
Indexed annuity products	—	—	854,564	—	—	878,114
Variable annuity products	—	—	275,560	—	—	192,470
Total non-hedging derivatives	12,870,134	261,105	1,182,539	10,985,503	155,005	1,172,217
Derivatives designated as hedging instruments:
Interest rate swaps	435,000	—	41,306	120,000	—	29,986
Foreign currency swaps	937,284	102,667	1,205	823,486	146,265	—
Total hedging derivatives	1,372,284	102,667	42,511	943,486	146,265	29,986
Total derivatives	$14,242,418	$363,772	$1,225,050	$11,928,989	$301,270	$1,202,203
Netting Arrangements
Certain of the Company’s derivatives are subject to enforceable master netting arrangements and reported as a net asset or liability in the condensed consolidated balance sheets. The Company nets all derivatives that are subject to such arrangements.
The Company has elected to include all derivatives, except embedded derivatives, in the tables below, irrespective of whether they are subject to an enforceable master netting arrangement or a similar agreement. See Note 4 – "Investments" for information regarding the Company’s securities borrowing, lending, repurchase and repurchase/reverse repurchase programs. See “Embedded Derivatives” below for information regarding the Company’s bifurcated embedded derivatives.
The following table provides information relating to the Company’s derivative instruments as of September 30, 2016 and December 31, 2015 (dollars in thousands):

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments (1)	Cash Collateral Pledged/ Received	Net Amount
September 30, 2016:
Derivative assets	$363,772	$(26,575)	$337,197	$(48,024)	$(305,658)	$(16,485)
Derivative liabilities	52,023	(26,575)	25,448	(74,680)	(20,078)	(69,310)
December 31, 2015:
Derivative assets	$301,270	$(30,096)	$271,174	$(20,888)	$(245,038)	$5,248
Derivative liabilities	54,921	(30,096)	24,825	(47,149)	(12,540)	(34,864)

(1)	Includes initial margin posted to a central clearing partner.

Accounting for Derivative Instruments and Hedging Activities
The Company does not enter into derivative instruments for speculative purposes. As discussed below under “Non-qualifying Derivatives and Derivatives for Purposes Other Than Hedging,” the Company uses various derivative instruments for risk management purposes that either do not qualify or have not been qualified for hedge accounting treatment, including derivatives used to economically hedge changes in the fair value of liabilities associated with the reinsurance of variable annuities with guaranteed living benefits. As of September 30, 2016 and December 31, 2015, the Company held interest rate swaps that were designated and qualified as cash flow hedges of interest rate risk for variable rate liabilities and foreign currency assets, foreign currency swaps that were designated and qualified as hedges of a portion of its net investment in its foreign operations, foreign currency swaps that were designated and qualified as fair value hedges of foreign currency risk, and derivative instruments that were not designated as hedging instruments. See Note 2 – “Summary of Significant Accounting Policies” of the Company’s 2015 Annual Report for a detailed discussion of the accounting treatment for derivative instruments, including embedded derivatives. Derivative instruments are carried at fair value and generally require an insignificant amount of cash at inception of the contracts.
Fair Value Hedges
The Company designates and reports certain foreign currency swaps to hedge the foreign currency fair value exposure of foreign currency denominated assets as fair value hedges when they meet the requirements of the general accounting principles for Derivatives and Hedging. The gain or loss on the hedged item attributable to a change in foreign currency and the offsetting gain or loss on the related foreign currency swaps as of September 30, 2016, were (dollars in thousands):

Type of Fair Value Hedge	Hedged Item	Gains (Losses) Recognized for Derivatives	Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Investment Related Gains (Losses), net
For the three months ended September 30, 2016:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$3,205	$(3,205)	$—
For the nine months ended September 30, 2016:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$5,317	$(5,317)	$—
A regression analysis was used, both at inception of the hedge and on an ongoing basis, to determine whether each derivative used in a hedged transaction is highly effective in offsetting changes in the hedged item. For the foreign currency swaps, the change in fair value related to changes in the benchmark interest rate and credit spreads are excluded from the hedge effectiveness. For the three and nine months ended September 30, 2016, $1.6 million and $(5.4) million, respectively, of the change in the estimated fair value of derivatives, was excluded from hedge effectiveness. For the three and nine months ended September 30, 2015, $2.1 million of the change in the estimated fair value of derivatives, was excluded from hedge effectiveness.
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

The following table presents the components of AOCI, before income tax, and the condensed consolidated income statement classification where the gain or loss is recognized related to cash flow hedges for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Three months ended September 30,
	2016	2015
Balance beginning of period	$(41,192)	$(23,901)
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	932	(13,199)
Amounts reclassified to investment related (gains) losses, net	(116)	(179)
Amounts reclassified to investment income	(221)	112
Balance end of period	$(40,597)	$(37,167)

	Nine months ended September 30,
	2016	2015
Balance beginning of period	$(29,397)	$(31,591)
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	(10,866)	(4,251)
Amounts reclassified to investment related (gains) losses, net	53	(834)
Amounts reclassified to investment income	(387)	(491)
Balance end of period	$(40,597)	$(37,167)
As of September 30, 2016, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are approximately $0.6 million. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to investment income over the term of the investment cash flows.
The following table presents the effective portion of derivatives in cash flow hedging relationships on the condensed consolidated statements of income and the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Effective Portion
Derivative Type	Gain (Loss) Recognized in OCI	Gain (Loss) Reclassified into Income from OCI
		Investment Related Gains (Losses), net	Investment Income
For the three months ended September 30, 2016:
Interest rate swaps	$932	$—	$200
Forward bond purchase commitments	—	116	21
Total	$932	$116	$221
For the three months ended September 30, 2015:
Interest rate swaps	$(13,199)	$—	$(60)
Forward bond purchase commitments	—	179	(52)
Total	$(13,199)	$179	$(112)

For the nine months ended September 30, 2016:
Interest rate swaps	$(10,866)	$—	$454
Forward bond purchase commitments	—	(53)	(67)
Total	$(10,866)	$(53)	$387
For the nine months ended September 30, 2015:
Interest rate swaps	$(18,349)	$—	$231
Forward bond purchase commitments	14,098	834	260
Total	$(4,251)	$834	$491
All components of each derivative's gain or loss were included in the assessment of hedge effectiveness. For the three and nine months ended September 30, 2016 and 2015, the ineffective portion of derivatives reported as cash flow hedges was not material to the Company's results of operations. Also, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Hedges of Net Investments in Foreign Operations
The Company uses foreign currency swaps to hedge a portion of its net investment in certain foreign operations against adverse movements in exchange rates. The following table illustrates the Company’s net investments in foreign operations (“NIFO”) hedges for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Derivative Gains (Losses) Deferred in AOCI
	For the three months ended September 30,		For the nine months ended September 30,
Type of NIFO Hedge (1) (2)	2016	2015	2016	2015
Foreign currency swaps	$8,341	$42,702	$(23,151)	$79,723

(1)
There were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from accumulated other comprehensive income (loss) into investment income during the periods presented.

(2)	There was no ineffectiveness recognized for the Company’s hedges of net investments in foreign operations.

The cumulative foreign currency translation gain recorded in AOCI related to these hedges was $148.7 million and $171.9 million at September 30, 2016 and December 31, 2015, respectively. If a foreign operation was sold or substantially liquidated, the amounts in AOCI would be reclassified to the condensed consolidated statements of income. A pro rata portion would be reclassified upon partial sale of a foreign operation.
Non-qualifying Derivatives and Derivatives for Purposes Other Than Hedging
The Company uses various other derivative instruments for risk management purposes that either do not qualify or have not been qualified for hedge accounting treatment. The gain or loss related to the change in fair value for these derivative instruments is recognized in investment related gains (losses), net in the condensed consolidated statements of income, except where otherwise noted.

A summary of the effect of non-hedging derivatives, including embedded derivatives, on the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2016 and 2015 is as follows (dollars in thousands):

		Gain (Loss) for the three months ended September 30,
Type of Non-hedging Derivative	Income Statement Location of Gain (Loss)	2016	2015
Interest rate swaps	Investment related gains (losses), net	$4,122	$42,014
Financial futures	Investment related gains (losses), net	(11,677)	16,654
Foreign currency forwards	Investment related gains (losses), net	507	708
CPI swaps	Investment related gains (losses), net	76	(250)
Credit default swaps	Investment related gains (losses), net	6,672	(8,407)
Equity options	Investment related gains (losses), net	(13,648)	15,150
Longevity swaps	Other revenues	8,921	2,404
Mortality swaps	Other revenues	(400)	(442)
Subtotal		(5,427)	67,831
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	Investment related gains (losses), net	49,078	(46,169)
Indexed annuity products	Interest credited	(20,104)	50,246
Variable annuity products	Investment related gains (losses), net	7,988	(95,372)
Total non-hedging derivatives		$31,535	$(23,464)

		Gain (Loss) for the nine months ended September 30,
Type of Non-hedging Derivative	Income Statement Location of Gain (Loss)	2016	2015
Interest rate swaps	Investment related gains (losses), net	$108,149	$29,629
Interest rate options	Investment related gains (losses), net	—	3,275
Financial futures	Investment related gains (losses), net	(30,285)	7,141
Foreign currency forwards	Investment related gains (losses), net	6,584	(946)
CPI swaps	Investment related gains (losses), net	(624)	(153)
Credit default swaps	Investment related gains (losses), net	13,536	(5,936)
Equity options	Investment related gains (losses), net	(19,576)	4,477
Longevity swaps	Other revenues	11,402	6,136
Mortality swaps	Other revenues	222	(1,399)
Subtotal		89,408	42,224
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	Investment related gains (losses), net	33,795	(71,592)
Indexed annuity products	Interest credited	(20,730)	28,999
Variable annuity products	Investment related gains (losses), net	(83,089)	(69,628)
Total non-hedging derivatives		$19,384	$(69,997)
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
Equity Options
Equity index options are used by the Company primarily to hedge minimum guarantees embedded in certain variable annuity products. To hedge against adverse changes in equity indices volatility, the Company buys put options. The contracts are net settled in cash based on differentials in the indices at the time of exercise and the strike price. Equity warrants are also used by the Company to economically hedge the variability in anticipated cash flows for the acquisition of investment securities.
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

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of credit default swaps sold by the Company at September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016			December 31, 2015
Rating Agency Designation of Referenced Credit Obligations(1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)
AA/AA-/A+/A/A-
Single name credit default swaps	$1,625	$145,500	4.0	$1,689	$152,500	3.9
Credit default swaps referencing indices	—	—	—	—	—	—
Subtotal	1,625	145,500	4.0	1,689	152,500	3.9
BBB+/BBB/BBB-
Single name credit default swaps	75	339,200	4.0	(5,066)	315,200	4.2
Credit default swaps referencing indices	5,165	416,000	5.2	2,274	416,000	5.0
Subtotal	5,240	755,200	4.7	(2,792)	731,200	4.6
BB+/BB
Single name credit default swaps	(56)	5,000	2.7	(2,900)	10,000	4.1
Credit default swaps referencing indices	—	—	—	—	—	—
Subtotal	(56)	5,000	2.7	(2,900)	10,000	4.1
Total	$6,809	$905,700	4.6	$(4,003)	$893,700	4.5

(1)	The rating agency designations are based on ratings from Standard and Poor’s (“S&P”).

(2)	Assumes the value of the referenced credit obligations is zero.

(3)	The weighted average years to maturity of the credit default swaps is calculated based on weighted average notional amounts.
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
Embedded Derivatives
The Company has certain embedded derivatives which are required to be separated from their host contracts and reported as derivatives. Host contracts include reinsurance treaties structured on a modified coinsurance ("modco") or funds withheld basis. Additionally, the Company reinsures equity-indexed annuity and variable annuity contracts with benefits that are considered embedded derivatives, including guaranteed minimum withdrawal benefits, guaranteed minimum accumulation benefits, and guaranteed minimum income benefits. The changes in fair values of embedded derivatives on equity-indexed annuities described below relate to changes in the fair value associated with capital market and other related assumptions. The Company’s utilization of a credit valuation adjustment ("CVA") did not have a material effect on the change in fair value of its embedded derivatives for the three and nine months ended September 30, 2016 and 2015.

The related gains (losses) and the effect on net income after amortization of deferred acquisition costs (“DAC”) and income taxes for the three and nine months ended September 30, 2016 and 2015 are reflected in the following table (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Embedded derivatives in modco or funds withheld arrangements included in investment related gains	$49,078	$(46,169)	$33,795	$(71,592)
After the associated amortization of DAC and taxes, the related amounts included in net income	9,653	(11,783)	1,683	(18,287)
Embedded derivatives in variable annuity contracts included in investment related gains	7,988	(95,372)	(83,089)	(69,628)
After the associated amortization of DAC and taxes, the related amounts included in net income	2,595	(116,994)	(63,415)	(106,796)
Amounts related to embedded derivatives in equity-indexed annuities included in benefits and expenses	(20,104)	50,246	(20,730)	28,999
After the associated amortization of DAC and taxes, the related amounts included in net income	(13,397)	27,861	(9,979)	13,095
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

The Company’s credit exposure related to derivative contracts is generally limited to the fair value at the reporting date plus or minus any collateral posted or held by the Company. The Company’s credit exposure to mortality swaps is minimal, as they are fully collateralized by a counterparty. Information regarding the Company’s credit exposure related to its over-the-counter derivative contracts, centrally cleared derivative contracts and margin account for exchange-traded futures, excluding mortality swaps, at September 30, 2016 and December 31, 2015 are reflected in the following table (dollars in thousands):

	September 30, 2016	December 31, 2015
Estimated fair value of derivatives in net asset position	$313,817	$248,968
Cash provided as collateral(1)	20,078	12,540
Securities pledged to counterparties as collateral(2)	74,680	47,149
Cash pledged from counterparties as collateral(3)	(305,658)	(245,038)
Securities pledged from counterparties as collateral(4)	(48,024)	(20,888)
Initial margin for cleared derivatives(2)	(63,056)	(34,898)
Net amount after application of master netting agreements and collateral	$(8,163)	$7,833
Margin account related to exchange-traded futures(5)	$10,101	$11,004

(1)	Consists of receivable from counterparty, included in other assets.

(2)	Included in available-for-sale securities, primarily consists of U.S. Treasury and government agency securities.

(3)	Included in cash and cash equivalents, with obligation to return cash collateral recorded in other liabilities.

(4)	Consists of U.S. Treasury and government securities.

(5)	Included in other assets.

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

Assets and Liabilities by Hierarchy Level
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 are summarized below (dollars in thousands):

September 30, 2016:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
Corporate securities	$20,164,848	$302,603	$18,606,341	$1,255,904
Canadian and Canadian provincial governments	4,140,379	—	3,566,760	573,619
Residential mortgage-backed securities	1,311,692	—	1,120,999	190,693
Asset-backed securities	1,382,574	—	1,158,923	223,651
Commercial mortgage-backed securities	1,475,033	—	1,437,526	37,507
U.S. government and agencies	1,559,536	1,427,369	106,334	25,833
State and political subdivisions	617,849	—	580,086	37,763
Other foreign government supranational and foreign government-sponsored enterprises	2,884,508	326,297	2,544,785	13,426
Total fixed maturity securities – available-for-sale	33,536,419	2,056,269	29,121,754	2,358,396
Funds withheld at interest – embedded derivatives	(42,903)	—	—	(42,903)
Cash equivalents	423,457	378,980	44,477	—
Short-term investments	92,151	56,017	36,134	—
Other invested assets:
Non-redeemable preferred stock	52,852	39,735	13,117	—
Other equity securities	367,396	367,396	—	—
Derivatives:
Interest rate swaps	161,008	—	161,008	—
CPI swaps	(447)	—	(447)	—
Credit default swaps	7,429	—	7,429	—
Equity options	40,021	—	40,021	—
Foreign currency swaps	102,157	—	102,157	—
FVO contractholder-directed unit-linked investments	200,208	198,925	1,283	—
Other	37	37	—	—
Total other invested assets	930,661	606,093	324,568	—
Other assets - longevity swaps	27,029	—	—	27,029
Total	$34,966,814	$3,097,359	$29,526,933	$2,342,522
Liabilities:
Interest sensitive contract liabilities – embedded derivatives	$1,130,124	$—	$—	$1,130,124
Other liabilities:
Derivatives:
Interest rate swaps	28,012	—	28,012	—
Foreign currency forwards	2,560	—	2,560	—
Credit default swaps	254	—	254	—
Equity options	(8,141)	—	(8,141)	—
Foreign currency swaps	695	—	695	—
Mortality swaps	2,068	—	—	2,068
Total	$1,155,572	$—	$23,380	$1,132,192

December 31, 2015:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
Corporate securities	$17,708,156	$269,039	$16,212,147	$1,226,970
Canadian and Canadian provincial governments	3,576,759	—	3,160,683	416,076
Residential mortgage-backed securities	1,311,477	—	980,828	330,649
Asset-backed securities	1,212,676	—	908,840	303,836
Commercial mortgage-backed securities	1,483,087	—	1,414,524	68,563
U.S. government and agencies	1,381,659	1,227,858	127,536	26,265
State and political subdivisions	511,014	—	472,672	38,342
Other foreign government, supranational and foreign government-sponsored enterprises	2,458,077	260,552	2,183,460	14,065
Total fixed maturity securities – available-for-sale	29,642,905	1,757,449	25,460,690	2,424,766
Funds withheld at interest – embedded derivatives	(76,698)	—	—	(76,698)
Cash equivalents	406,521	406,521	—	—
Short-term investments	530,773	524,946	5,827	—
Other invested assets:
Non-redeemable preferred stock	87,520	81,809	5,711	—
Other equity securities	38,342	38,342	—	—
Derivatives:
Interest rate swaps	71,882	—	71,882	—
Foreign currency forwards	20	—	20	—
CPI swaps	(292)	—	(292)	—
Credit default swaps	2,567	—	2,567	—
Equity options	40,644	—	40,644	—
Foreign currency swaps	141,357	—	141,357	—
FVO contractholder-directed unit-linked investments	197,547	195,317	2,230	—
Other	8,170	8,170	—	—
Total other invested assets	587,757	323,638	264,119	—
Other assets - longevity swaps	14,996	—	—	14,996
Total	$31,106,254	$3,012,554	$25,730,636	$2,363,064
Liabilities:
Interest sensitive contract liabilities – embedded derivatives	$1,070,584	$—	$—	$1,070,584
Other liabilities:
Derivatives:
Interest rate swaps	20,989	—	20,989	—
Foreign currency forwards	6,744	—	6,744	—
Credit default swaps	5,390	—	5,390	—
Equity options	(6,009)	—	(6,009)	—
Foreign currency swaps	(4,908)	—	(4,908)	—
Mortality swaps	2,619	—	—	2,619
Total	$1,095,409	$—	$22,206	$1,073,203
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
Cash Equivalents and Short-Term Investments – Cash equivalents and short-term investments include money market instruments, commercial paper and other highly liquid debt instruments. Money market instruments are generally valued using unadjusted quoted prices in active markets that are accessible for identical assets and are primarily classified as Level 1. The fair value of certain other cash equivalents and short-term investments, such as floating rate notes and bonds with original maturities less than twelve months, are based upon other market observable data and are typically classified as Level 2. However, certain short-term investments may incorporate significant unobservable inputs resulting in a Level 3 classification. Various time deposits carried as cash equivalents or short-term investments are not measured at estimated fair value and therefore are excluded from the tables presented.
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
Level 3 Measurements and Transfers
As of September 30, 2016 and December 31, 2015, the Company classified approximately 7.0% and 8.2%, respectively, of its fixed maturity securities in the Level 3 category. These securities primarily consist of private placement corporate securities and bank loans with inactive trading markets. Additionally, the Company has included asset-backed securities with subprime exposure and mortgage-backed securities with below investment grade ratings in the Level 3 category due to market uncertainty associated with these securities and the Company’s utilization of unobservable information from third parties for the valuation of these securities.

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

The following table presents quantitative information about significant unobservable inputs used in Level 3 fair value measurements that are developed internally by the Company as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	Estimated Fair Value		Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	September 30, 2016	December 31, 2015			September 30, 2016	December 31, 2015
Assets:
Corporate securities	$175,706	$195,557	Market comparable securities	Liquidity premium	0-2% (1%)	0-2% (1%)
U.S. government and agencies	25,833	26,265	Market comparable securities	Liquidity premium	0-1% (1%)	0-1% (1%)
State and political subdivisions	5,011	4,770	Market comparable securities	Liquidity premium	1%	1%
Funds withheld at interest- embedded derivatives	(42,903)	(76,698)	Total return swap	Mortality	0-100% (2%)	0-100% (2%)
				Lapse	0-35% (8%)	0-35% (7%)
				Withdrawal	0-5% (3%)	0-5% (3%)
				CVA	0-5% (1%)	0-5% (1%)
				Crediting rate	2-4% (2%)	2-4% (3%)
Longevity swaps	27,029	14,996	Discounted cash flow	Mortality	0-100% (2%)	0-100% (2%)
				Mortality improvement	(10%)-10% (3%)	(10%)-10% (3%)
Liabilities:
Interest sensitive contract liabilities- embedded derivatives- indexed annuities	854,564	878,114	Discounted cash flow	Mortality	0-100% (2%)	0-100% (2%)
				Lapse	0-35% (8%)	0-35% (7%)
				Withdrawal	0-5% (3%)	0-5% (3%)
				Option budget projection	2-4% (2%)	2-4% (3%)

Interest sensitive contract liabilities- embedded derivatives- variable annuities	275,560	192,470	Discounted cash flow	Mortality	0-100% (2%)	0-100% (2%)
				Lapse	0-25% (6%)	0-25% (7%)
				Withdrawal	0-7% (3%)	0-7% (3%)
				CVA	0-5% (1%)	0-5% (1%)
				Long-term volatility	0-27% (14%)	0-27% (14%)
Mortality swaps	2,068	2,619	Discounted cash flow	Mortality	0-100% (1%)	0-100% (1%)
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

Transfers from Level 1 to Level 2 are due to the lack of observable market data when pricing these securities, while transfers from Level 2 to Level 1 are due to an increase in the availability of market observable data in an active market. There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2016. The following tables present the transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2015 (dollars in thousands):

	2015
	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1
Three months ended September 30:
Fixed maturity securities - available-for-sale:
Corporate securities	$—	$47,199

Nine months ended September 30:
Fixed maturity securities - available-for-sale:
Corporate securities	$625	$84,195
The tables below provide a summary of the changes in fair value of Level 3 assets and liabilities for the three and nine months ended September 30, 2016, as well as the portion of gains or losses included in income for the three and nine months ended September 30, 2016 attributable to unrealized gains or losses related to those assets and liabilities still held at September 30, 2016 (dollars in thousands):

For the three months ended September 30, 2016:	Fixed maturity securities - available-for-sale
	Corporate securities	Canadian and Canadian provincial governments	Residential mortgage- backed securities	Asset-backed securities	Commercial mortgage- backed securities	U.S. government and agencies
Fair value, beginning of period	$1,297,382	$554,192	$165,979	$298,816	$37,935	$26,255
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(567)	3,085	(40)	173	304	(122)
Investment related gains (losses), net	17,917	—	—	—	—	—
Claims & other policy benefits	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—	—
Included in other comprehensive income	(19,635)	16,342	2,597	3,410	(94)	(135)
Other revenues	—	—	—	—	—	—
Purchases(1)	54,492	—	27,548	5,013	—	147
Sales(1)	(26,320)	—	—	—	—	—
Settlements(1)	(44,110)	—	(6,935)	(18,602)	(1)	(312)
Transfers into Level 3	—	—	1,544	28,285	—	—
Transfers out of Level 3	(23,255)	—	—	(93,444)	(637)	—
Fair value, end of period	$1,255,904	$573,619	$190,693	$223,651	$37,507	$25,833
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(489)	$3,085	$(40)	$173	$304	$(122)
Investment related gains (losses), net	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—

For the three months ended September 30, 2016 (continued):	Fixed maturity securities available-for-sale
	State and political subdivisions	Other foreign government, supranational and foreign government-sponsored enterprises	Funds withheld at interest- embedded derivatives	Other assets - longevity swaps	Interest sensitive contract liabilities embedded derivatives	Other liabilities - mortality swaps
Fair value, beginning of period	$35,246	$13,706	$(91,981)	$17,781	$(1,125,380)	$(1,997)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	10	—	—		—	—
Investment related gains (losses), net	—	—	49,078		7,988	—
Interest credited	—	—	—	—	(20,104)	—
Included in other comprehensive income	553	48	—	327	—	—
Other revenues	—	—	—	8,921	—	(400)
Purchases(1)	1,986	—	—		(11,853)	—
Sales(1)	—	—	—		—	—
Settlements(1)	(32)	(328)	—		19,225	329
Transfers into Level 3	—	—	—		—	—
Transfers out of Level 3	—	—	—		—	—
Fair value, end of period	$37,763	$13,426	$(42,903)	$27,029	$(1,130,124)	$(2,068)
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$10	$—	$—	$—	$—	$—
Investment related gains (losses), net	—	—	49,078	—	3,969	—
Other revenues	—	—	—	8,921	—	(400)
Interest credited	—	—	—	—	(39,329)	—

For the nine months ended September 30, 2016:	Fixed maturity securities - available-for-sale
	Corporate securities	Canadian and Canadian provincial governments	Residential mortgage- backed securities	Asset-backed securities	Commercial mortgage- backed securities	U.S. government and agencies
Fair value, beginning of period	$1,226,970	$416,076	$330,649	$303,836	$68,563	$26,265
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(1,986)	9,136	(411)	599	1,437	(367)
Investment related gains (losses), net	(3,939)	—	(1,922)	1,101	(3,289)	—
Interest credited	—	—	—	—	—	—
Included in other comprehensive income	36,438	148,407	2,104	(4,324)	(2,453)	922
Other revenues	—	—	—	—	—	—
Purchases(1)	195,070	—	99,776	102,063	1,545	404
Sales(1)	(36,803)	—	(167,684)	(38,681)	(25,976)	—
Settlements(1)	(141,065)	—	(31,839)	(26,523)	(138)	(1,391)
Transfers into Level 3	10,206	—	1,544	53,081	—	—
Transfers out of Level 3	(28,987)	—	(41,524)	(167,501)	(2,182)	—
Fair value, end of period	$1,255,904	$573,619	$190,693	$223,651	$37,507	$25,833
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(1,917)	$9,136	$2	$523	$1,335	$(367)
Investment related gains (losses), net	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—

For the nine months ended September 30, 2016 (continued):	Fixed maturity securities available-for-sale
	State and political subdivisions	Other foreign government, supranational and foreign government-sponsored enterprises	Funds withheld at interest- embedded derivatives	Other assets - longevity swaps	Interest sensitive contract liabilities embedded derivatives	Other liabilities - mortality swaps
Fair value, beginning of period	$38,342	$14,065	$(76,698)	$14,996	$(1,070,584)	$(2,619)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	205	—	—	—	—	—
Investment related gains (losses), net	—	—	33,795	—	(83,089)	—
Interest credited	—	—	—	—	(20,730)	—
Included in other comprehensive income	1,725	336	—	631	—	—
Other revenues	—	—	—	11,402	—	222
Purchases(1)	1,986	—	—	—	(9,817)	—
Sales(1)	—	—	—	—	—	—
Settlements(1)	(290)	(975)	—	—	54,096	329
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	(4,205)	—	—	—	—	—
Fair value, end of period	$37,763	$13,426	$(42,903)	$27,029	$(1,130,124)	$(2,068)
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$205	$—	$—	$—	$—	$—
Investment related gains (losses), net	—	—	33,795	—	(92,842)	—
Other revenues	—	—	—	11,402	—	222
Interest credited	—	—	—	—	(74,826)	—

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

	Carrying Value After Measurement		Net Investment Gains (Losses)
	At September 30,		Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2016	2015	2016	2015	2016	2015
Mortgage loans(1)	$6,913	$11,750	$747	$67	$45	$106
Limited partnership interests(2)	4,460	12,550	—	(924)	(2,039)	(5,433)

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

Fair Value of Financial Instruments
The Company is required by general accounting principles for Fair Value Measurements and Disclosures to disclose the fair value of certain financial instruments including those that are not carried at fair value. The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments, which were not measured at fair value on a recurring basis, at September 30, 2016 and December 31, 2015 (dollars in thousands). This table excludes any payables or receivables for collateral under repurchase agreements and other transactions. The estimated fair value of the excluded amount approximates carrying value as they equal the amount of cash collateral received/paid.

September 30, 2016:	Carrying Value	Estimated Fair Value	Fair Value Measurement Using:
			Level 1	Level 2	Level 3	NAV
Assets:
Mortgage loans on real estate	$3,607,700	$3,787,558	$—	$—	$3,787,558	$—
Policy loans	1,414,963	1,414,963	—	1,414,963	—	—
Funds withheld at interest(1)	5,958,025	6,417,638	—	—	6,417,638	—
Cash and cash equivalents(2)	956,236	956,236	956,236	—	—	—
Short-term investments(2)	34,551	34,551	34,551	—	—	—
Other invested assets(2)	441,792	470,669	13,932	51,765	119,301	285,671
Accrued investment income	391,837	391,837	—	391,837	—	—
Liabilities:
Interest-sensitive contract liabilities(1)	$10,258,427	$10,711,363	$—	$—	$10,711,363	$—
Short-term debt	299,876	305,181	—	—	305,181	—
Long-term debt	2,788,834	2,986,195	—	—	2,986,195	—
Collateral finance and securitization notes	847,389	752,494	—	—	752,494	—

December 31, 2015:	Carrying Value	Estimated Fair Value	Fair Value Measurement Using:
			Level 1	Level 2	Level 3	NAV
Assets:
Mortgage loans on real estate	$3,129,951	$3,197,808	$—	$—	$3,197,808	$—
Policy loans	1,468,796	1,468,796	—	1,468,796	—	—
Funds withheld at interest(1)	5,956,380	6,311,780	—	—	6,311,780	—
Cash and cash equivalents(2)	1,118,754	1,118,754	1,118,754	—	—	—
Short-term investments(2)	27,511	27,511	27,511	—	—	—
Other invested assets(2)	399,799	444,342	4,445	34,886	111,412	293,599
Accrued investment income	339,452	339,452	—	339,452	—	—
Liabilities:
Interest-sensitive contract liabilities(1)	$9,746,870	$9,841,576	$—	$—	$9,841,576	$—
Long-term debt	2,297,548	2,415,119	—	—	2,415,119	—
Collateral finance and securitization notes	899,161	791,275	—	—	791,275	—

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
Other Invested Assets – This primarily includes limited partnership interests accounted for using the cost method, structured loans, FHLB common stock, cash collateral and equity release mortgages. The fair value of limited partnership interests and other investments accounted for using the cost method is determined using the net asset value ("NAV") of the Company’s ownership interest as provided in the financial statements of the investees. The fair value of structured loans is estimated based on a discounted cash flow analysis using discount rates applicable to each structured loan, this is considered Level 3 in the fair value hierarchy. The fair value of the Company’s common stock investment in the FHLB is considered to be the carrying value and it is considered Level 2 in the fair value hierarchy. The fair value of the Company's cash collateral is considered to be the carrying value and considered to be Level 1 in the fair value hierarchy. The fair value of the Company’s equity release mortgage loan portfolio, considered Level 3 in the fair value hierarchy, is estimated by discounting cash flows, both principal and interest, using a risk free rate plus an illiquidity premium. The cash flow analysis considers future expenses, changes in property prices, and actuarial analysis of borrower behavior, mortality and morbidity.
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

	Three months ended September 30,		Nine months ended September 30,
Revenues:	2016	2015	2016	2015
U.S. and Latin America:
Traditional	$1,444,917	$1,312,638	$4,339,737	$3,910,176
Non-Traditional	276,135	87,099	620,117	471,547
Total	1,721,052	1,399,737	4,959,854	4,381,723
Canada:
Traditional	280,959	241,438	827,871	776,532
Non-Traditional	12,359	11,040	34,897	34,372
Total	293,318	252,478	862,768	810,904
Europe, Middle East and Africa:
Traditional	289,070	284,350	880,346	863,774
Non-Traditional	99,752	69,238	248,485	199,922
Total	388,822	353,588	1,128,831	1,063,696
Asia Pacific:
Traditional	427,647	421,970	1,299,417	1,227,159
Non-Traditional	19,037	11,420	56,153	38,066
Total	446,684	433,390	1,355,570	1,265,225
Corporate and Other	50,701	(559)	145,190	68,039
Total	$2,900,577	$2,438,634	$8,452,213	$7,589,587

	Three months ended September 30,		Nine months ended September 30,
Income (loss) before income taxes:	2016	2015	2016	2015
U.S. and Latin America:
Traditional	$77,081	$55,652	$239,609	$156,288
Non-Traditional	102,714	36,255	196,672	161,153
Total	179,795	91,907	436,281	317,441
Canada:
Traditional	34,275	34,072	97,679	79,535
Non-Traditional	1,160	3,257	3,880	10,482
Total	35,435	37,329	101,559	90,017
Europe, Middle East and Africa:
Traditional	8,515	15,910	14,233	35,551
Non-Traditional	43,786	29,234	96,679	80,300
Total	52,301	45,144	110,912	115,851
Asia Pacific:
Traditional	19,822	11,276	95,464	68,239
Non-Traditional	7,549	5,412	16,029	14,152
Total	27,371	16,688	111,493	82,391
Corporate and Other	(7,302)	(50,931)	(11,842)	(67,648)
Total	$287,600	$140,137	$748,403	$538,052

Assets:	September 30, 2016	December 31, 2015
U.S. and Latin America:
Traditional	$17,883,476	$16,554,509
Non-Traditional	14,094,435	13,405,878
Total	31,977,911	29,960,387
Canada:
Traditional	3,820,039	3,604,344
Non-Traditional	84,287	27,543
Total	3,904,326	3,631,887
Europe, Middle East and Africa:
Traditional	2,703,577	2,757,593
Non-Traditional	4,127,806	4,162,703
Total	6,831,383	6,920,296
Asia Pacific:
Traditional	4,010,298	3,227,530
Non-Traditional	748,822	742,528
Total	4,759,120	3,970,058
Corporate and Other	7,359,758	5,900,524
Total	$54,832,498	$50,383,152

8.	Commitments, Contingencies and Guarantees
Commitments
Funding of Investments
The Company's commitments to fund investments as of September 30, 2016 and December 31, 2015 are presented in the following table (dollars in thousands):

	September 30, 2016	December 31, 2015
Limited partnerships and real estate joint ventures	$318,932	$263,163
Commercial mortgage loans	143,870	86,325
Bank loans	50,986	48,686
Equity release mortgages	51,671	8,504
Private placements	8,969	—
The Company anticipates that the majority of its current commitments will be invested over the next five years; however, these commitments could become due any time at the request of the counterparties. Investments in limited partnerships and real estate joint ventures, and private placements are carried at cost or reported using the equity method and included in other invested assets in the condensed consolidated balance sheets. Bank loans are carried at fair value and included in fixed maturity securities available-for-sale. Equity release mortgages are carried at unpaid principal balances, net of any amortized premium or discount and valuation allowance and included in other invested assets.
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
Guarantees
Statutory Reserve Support
RGA, through wholly-owned subsidiaries, has committed to provide statutory reserve support to third parties, in exchange for a fee, by funding loans if certain defined events occur. Such statutory reserves are required under the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX for term life insurance policies and Regulation A-XXX for universal life secondary guarantees). The third parties have recourse to RGA should the subsidiary fail to provide the required funding, however, as of September 30, 2016, the Company does not believe that it will be required to provide any funding under these commitments as the occurrence of the defined events is considered remote. The following table presents the maximum potential obligation for these commitments as of September 30, 2016 (dollars in millions):

Commitment Period:	September 30, 2016
2023	$500.0
2033	950.0
2034	3,000.0
2035	1,314.2
2036	1,432.0
Other Guarantees
RGA has issued guarantees to third parties on behalf of its subsidiaries for the payment of amounts due under certain securities borrowing arrangements, financing arrangements and office lease obligations, whereby, if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. Additionally, in limited circumstances, treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA’s subsidiary is relatively new, unrated, or not of a significant size, relative to the ceding company. Liabilities supported by the treaty guarantees, before consideration for any legally offsetting amounts due from the guaranteed party are reflected on the Company’s condensed consolidated balance sheets in future policy benefits. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to borrowed securities provide additional security to third parties should a subsidiary fail to return the borrowed securities when due. RGA’s guarantees issued as of September 30, 2016 and December 31, 2015 are reflected in the following table (dollars in thousands):

	September 30, 2016	December 31, 2015
Treaty guarantees	$782,812	$765,505
Treaty guarantees, net of assets in trust	654,215	634,909
Borrowed securities	267,360	259,540
Financing arrangements	131,431	100,000
Lease obligations	2,792	5,217

9.	Income Tax
Provision for income tax expense differed from the amounts computed by applying the U.S. federal income tax statutory rate of 35% to pre-tax income as a result of the following for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Tax provision at U.S. statutory rate	$100,660	$49,048	$261,941	$188,318
Increase (decrease) in income taxes resulting from:
Foreign tax rate differing from U.S. tax rate	(2,335)	(96)	(14,617)	(5,685)
Differences in tax bases in foreign jurisdictions	(7,078)	(16,221)	(21,567)	(29,822)
Deferred tax valuation allowance	4,411	10,239	13,698	21,997
Amounts related to tax audit contingencies	(3,979)	(2,580)	(175)	(675)
Corporate rate changes	—	—	—	58
Subpart F	1,779	12,188	3,212	30,074
Foreign tax credits	(1,934)	(1,106)	(2,655)	(4,554)
Return to provision adjustments	(1,996)	3,747	(2,227)	(1,774)
Other, net	(647)	1,384	(501)	1,076
Total provision for income taxes	$88,881	$56,603	$237,109	$199,013
Effective tax rate	30.9%	40.4%	31.7%	37.0%
The third quarter of 2016 effective tax rate was lower than the U.S. Statutory rate of 35.0% primarily as a result of effectively settling uncertain tax positions during the quarter and adjustments related to the filing of the U.S. Federal Income tax return. The first nine months of 2016 effective tax rate was lower than the U.S. Statutory rate of 35.0% primarily as a result of tax benefits from income in non-U.S. jurisdictions with lower tax rates than the U.S. The third quarter and first nine months effective tax rates were further reduced by differences in tax bases in foreign jurisdictions.
The third quarter and first nine months of 2015 effective tax rates were higher than the U.S. Statutory rate of 35.0% primarily as a result of a tax accrual related to the Active Financing Exception business extender provision that the U.S. Congress did not pass prior to the end of the quarter and a loss in Australia which has a lower tax rate than the U.S. The higher rate was partially offset by tax benefits associated with claims experience on certain treaties and income in other jurisdictions with rates lower than the U.S.
10.    Employee Benefit Plans
The components of net periodic benefit costs for the three and nine months ended September 30, 2016 and 2015 were as follows (dollars in thousands):

	Pension Benefits		Other Benefits
	Three months ended September 30,		Three months ended September 30,
	2016	2015	2016	2015
Service cost	$2,479	$2,307	$131	$1,868
Interest cost	1,168	1,262	408	947
Expected return on plan assets	(1,285)	(1,224)	—	—
Amortization of prior service cost	76	82	(467)	—
Amortization of prior actuarial loss	1,040	636	137	1,319
Net periodic benefit cost	$3,478	$3,063	$209	$4,134

	Pension Benefits		Other Benefits
	Nine months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Service cost	$7,437	$6,923	$2,162	$3,046
Interest cost	3,503	3,788	1,694	1,929
Expected return on plan assets	(3,854)	(3,673)	—	—
Amortization of prior service cost	229	245	(467)	—
Amortization of prior actuarial loss	3,121	1,908	1,370	1,849
Net periodic benefit cost	$10,436	$9,191	$4,759	$6,824
The Company has made $8.0 million in pension contributions during the first nine months of 2016 and expects to make total pension contributions between $8.0 million and $10.0 million in 2016.

11.	Equity Based Compensation
Equity compensation expense was $8.3 million and $5.7 million in the third quarter of 2016 and 2015, respectively. In the first quarter of 2016, the Company granted 0.3 million stock appreciation rights at $93.53 weighted average exercise price per share and 0.2 million performance contingent units to employees. Additionally, non-employee directors were granted a total of 8,908 shares of common stock. As of September 30, 2016, 1.6 million share options at a weighted average strike price per share of $56.55 were vested and exercisable, with a remaining weighted average exercise period of 4.7 years. As of September 30, 2016, the total compensation cost of non-vested awards not yet recognized in the condensed consolidated financial statements was $33.4 million. It is estimated that these costs will vest over a weighted average period of 1.9 years.

12.	Reinsurance
The Company generally reports retrocession activity on a gross basis. Amounts paid or deemed to have been paid for reinsurance are reflected in reinsurance ceded receivables. The cost of reinsurance related to long-duration contracts is recognized over the terms of the reinsured policies on a basis consistent with the reporting of those policies.
Retrocession reinsurance treaties do not relieve the Company from its obligations to direct writing companies. Failure of retrocessionaires to honor their obligations could result in losses to the Company. Consequently, allowances would be established for amounts deemed uncollectible. At September 30, 2016 and December 31, 2015, no allowances were deemed necessary. The Company regularly evaluates the financial condition of the insurance companies from which it assumes and to which it cedes reinsurance.
Retrocessions are arranged through the Company’s retrocession pools for amounts in excess of the Company’s retention limit. As of September 30, 2016 and December 31, 2015, all rated retrocession pool participants followed by the A.M. Best Company were rated “A- (excellent)” or better. The Company verifies retrocession pool participants’ ratings on a quarterly basis. For a majority of the retrocessionaires that were not rated, security in the form of letters of credit or trust assets has been posted. In addition, the

Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance. In addition to its third party retrocessionaires, various RGA reinsurance subsidiaries retrocede amounts in excess of their retention to affiliated subsidiaries.
The following table presents information for the Company's reinsurance ceded receivable assets, including the respective amount and A.M. Best rating for each reinsurer representing in excess of five percent of the total as of September 30, 2016 and December 31, 2015 (dollars in thousands):

		September 30, 2016		December 31, 2015
Reinsurer	A.M. Best Rating	Amount	% of Total	Amount	% of Total
Reinsurer A	A+	$242,364	34.9%	$199,479	31.3%
Reinsurer B	A+	189,424	27.3	179,522	28.1
Reinsurer C	A+	69,819	10.0	72,836	11.4
Reinsurer D	A	37,634	5.4	37,138	5.8
Reinsurer E	A++	34,387	4.9	41,807	6.6
Other reinsurers		121,278	17.5	107,077	16.8
Total		$694,906	100.0%	$637,859	100.0%
Included in the total reinsurance ceded receivables balance were $267.4 million and $233.7 million of claims recoverable, of which $3.5 million and $2.0 million were in excess of 90 days past due, as of September 30, 2016 and December 31, 2015, respectively.
13.    Financing Activities

In June 2016, RGA issued 3.95% Senior Notes due September 15, 2026 with a face amount of $400.0 million and 5.75% Fixed-To-Floating Rate Subordinated Debentures due June 15, 2056 with a face amount of $400.0 million. These securities have been registered with the Securities and Exchange Commission. The net proceeds from these offerings were approximately $791.0 million and will be used in part to repay upon maturity the Company’s $300.0 million 5.625% Senior Notes that mature in March 2017. The remainder will be used for general corporate purposes. Capitalized issue costs were approximately $9.0 million.

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
Fair Value Measurement
In May 2015, the FASB issued amended guidance on the disclosures for investments in certain entities that calculate net asset value ("NAV") per share (or its equivalent). The amendments remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the NAV per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The guidance is effective for fiscal years beginning after December 15, 2015 and for interim periods within those years. Early application is permitted. The Company adopted the guidance for the year ended December 31, 2015 and applied the guidance retrospectively. Adoption of the guidance did not have a material impact on the Company’s condensed consolidated financial statements.
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
In June, 2016, the FASB amended the existing impairment guidance of Financial Instruments. The amendment adds to U.S. GAAP an impairment model, known as current expected credit loss ("CECL") model, that is based on expected losses rather than incurred losses. For traditional and other receivables, held-to-maturity debt securities, loans and other instruments entities will be required to use the new forward-looking "expected loss" model that generally will result in earlier recognition of allowance for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses similar to what they do today, except the losses will be recognized as allowances rather than reduction to the amortized cost of the securities. This guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019, with early adoption permitted. The guidance will be adopted through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). The Company is currently evaluating the impact of this amendment on its condensed consolidated financial statements.
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
Income Taxes
In October 2016, the FASB amended the general accounting principal for Income Taxes, effective for annual and interim periods beginning after December 15, 2017. The amendment requires entities to recognize the tax consequences of intercompany asset transfers, except for inventory, at the transaction date. Current U.S. GAAP prohibits entities from recognizing the income tax consequences from intercompany asset transfers. The seller defers any net tax effect, and the buyer is prohibited from recognizing a deferred tax asset on the difference between the newly created tax basis of the asset in its tax jurisdiction and its financial statement carrying amount as reported in the condensed consolidated financial statements. The amendment requires entities to recognize these tax consequences in the period in which the transfer occurred. There will be an immediate effect on earnings if the tax rates in the seller’s and buyer’s tax jurisdictions are different. This amendment will be applied using a modified retrospective transition method with a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact of this amendment on its condensed consolidated financial statements.

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
Forward-looking statements should be evaluated together with the many risks and uncertainties that affect the Company’s business, including those mentioned in this document and the cautionary statements described in the periodic reports the Company files with the SEC. These forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligations to update these forward-looking statements, even though the Company’s situation may change in the future. The Company qualifies all of its forward-looking statements by these cautionary statements. For a discussion of these risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements, you are advised to see Item 1A – “Risk Factors” in the 2015 Annual Report, as updated by Part II, Item 1A - “Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2016.
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

Results of Operations
Consolidated
The following table summarizes net income for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues:	(Dollars in thousands, except per share data)
Net premiums	$2,251,758	$2,089,345	$6,755,708	$6,242,240
Investment income, net of related expenses	489,727	389,597	1,414,659	1,267,027
Investment related gains (losses), net	86,624	(111,346)	84,002	(119,941)
Other revenues	72,468	71,038	197,844	200,261
Total revenues	2,900,577	2,438,634	8,452,213	7,589,587
Benefits and Expenses:
Claims and other policy benefits	1,993,064	1,831,819	5,877,330	5,473,453
Interest credited	116,848	34,008	300,602	231,932
Policy acquisition costs and other insurance expenses	300,962	249,702	940,406	827,157
Other operating expenses	152,556	142,270	469,875	395,488
Interest expense	43,063	35,565	96,201	107,043
Collateral finance and securitization expense	6,484	5,133	19,396	16,462
Total benefits and expenses	2,612,977	2,298,497	7,703,810	7,051,535
Income before income taxes	287,600	140,137	748,403	538,052
Provision for income taxes	88,881	56,603	237,109	199,013
Net income	$198,719	$83,534	$511,294	$339,039

Consolidated net income increased $115.2 million, or 137.9%, and $172.3 million, or 50.8%, for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. Consolidated income before income taxes increased $147.5 million, or 105.2%, and $210.4 million, or 39.1%, for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. The increases in income before income taxes for the third quarter and first nine months were primarily due to an increase in investment related gains, higher investment income and improved mortality experience in the U.S. operations compared to the prior year. The increase in investment related gains was largely due to changes in the fair value of embedded derivatives on modco or funds withheld treaties within the U.S. segment. The effect of the change in fair value of these embedded derivatives on income is discussed below. The increase in income before income taxes for the third quarter also reflects a decrease in impairments on fixed maturity and equity securities of $23.1 million, compared to the same period in 2015. Results for the first nine months of 2016 also benefited from a $15.4 million reduction in interest expense due to the effective settlement of uncertain tax positions recognized in the second quarter. Foreign currency fluctuations relative to the prior year unfavorably affected income before income taxes by approximately $4.4 million and $19.3 million for the third quarter and first nine months of 2016, as compared to the same periods in 2015.
The Company recognizes in consolidated income, any changes in the fair value of embedded derivatives on modco or funds withheld treaties, equity-indexed annuity treaties (“EIAs”) and variable annuity products. The combined changes in these three types of embedded derivatives, after adjustment for deferred acquisition costs and retrocession, resulted in an increase in consolidated income before income taxes of approximately $212.8 million and $88.7 million in the third quarter and first nine months of 2016, respectively, as compared to the same periods in 2015. This fluctuation does not affect current cash flows, crediting rates or spread performance on the underlying treaties. Therefore, management believes it is helpful to distinguish between the effects of changes in these embedded derivatives, net of related hedging activity and deferred acquisition costs, and the primary factors that drive profitability of the underlying treaties, namely investment income, fee income, and interest credited. The individual effect on income before income taxes for these three types of embedded derivatives is as follows:

•
The change in the value of embedded derivatives related to reinsurance treaties written on a modco or funds withheld basis are subject to the general accounting principles for derivatives and hedging related to embedded derivatives. The unrealized gains and losses associated with these embedded derivatives, after adjustment for deferred acquisition costs, resulted in an increase in income before income taxes of $33.0 million and $30.7 million in the third quarter and first nine months of 2016, respectively, as compared to the same periods in 2015.

•
Changes in risk-free rates used in the fair value estimates of embedded derivatives associated with EIAs affect the amount of unrealized gains and losses the Company recognizes. The unrealized gains and losses associated with EIAs, after adjustment for deferred acquisition costs and retrocession, resulted in a decrease in income before income taxes of $4.2 million and $8.8 million in the third quarter and first nine months of 2016, respectively, as compared to the same periods in 2015.

•
The change in the Company’s liability for variable annuities associated with guaranteed minimum living benefits affects the amount of unrealized gains and losses the Company recognizes. The unrealized gains and losses associated with guaranteed minimum living benefits, after adjustment for deferred acquisition costs, increased income before income taxes by $184.0 million and $66.8 million in the third quarter and first nine months of 2016, respectively, as compared to the same periods in 2015.

Consolidated net premiums increased $162.4 million, or 7.8%, and $513.5 million, or 8.2%, for the three and nine months ended September 30, 2016, as compared to the same periods in 2015, primarily due to growth in life reinsurance in force and large in force block transactions entered into during the latter part of 2015. Foreign currency fluctuations unfavorably affected net premiums by approximately $21.0 million and $136.9 million for the third quarter and first nine months of 2016, as compared to the same periods in 2015. Consolidated assumed life insurance in force increased to $3,082.8 billion as of September 30, 2016 from $2,849.4 billion as of September 30, 2015 due to new business production and in force transactions, partially offset by adverse foreign currency fluctuations. The Company added new business production, measured by face amount of insurance in force, of $81.3 billion and $84.6 billion during the third quarter of 2016 and 2015, respectively, and $296.4 billion and $262.1 billion during the first nine months of 2016 and 2015, respectively. Adverse foreign currency fluctuations offset the increase in assumed life insurance in force from September 30, 2015 by $22.3 billion. Management believes industry consolidation, regulatory changes and the established practice of reinsuring mortality and morbidity risks should continue to provide opportunities for growth, albeit at rates less than historically experienced in some markets.
Consolidated investment income, net of related expenses, increased $100.1 million, or 25.7%, and $147.6 million, or 11.7%, for the three and nine months ended September 30, 2016, as compared to the same periods in 2015. The increase in market value changes related to the Company’s funds withheld at interest investment associated with the reinsurance of certain EIAs increased investment income by $59.9 million and $24.7 million in the third quarter and first nine months of 2016, respectively, as compared to the same periods in 2015. The effect on investment income of the EIA's market value changes is substantially offset by a corresponding change in interest credited to policyholder account balances resulting in an insignificant effect on net income. The increase for the first nine months of 2016 also reflects strong variable investment income on alternative investments and investment prepayments and fees.

Also contributing to the increase in investment income is a larger average invested asset base, excluding spread related business, partially offset by a decrease in the average investment yield. Average invested assets at amortized cost, excluding spread related business, for the nine months ended September 30, 2016 totaled $23.0 billion, a 10.6% increase over September 30, 2015. The average yield earned on investments, excluding spread related business, was 4.43% and 4.66% for the third quarter of 2016 and 2015, respectively, and 4.53% and 4.77% for the nine months ended September 30, 2016 and 2015, respectively. The average yield will vary from quarter to quarter and year to year depending on a number of variables, including the prevailing interest rate and credit spread environment, changes in the mix of the underlying investments and cash balances, prepayment fees recorded on the early payoff of certain investments and the timing of dividends and distributions on certain investments. A continued low interest rate environment is expected to put downward pressure on this yield in future reporting periods. A portion of investment income is allocated to the operating segments based upon average assets and related capital levels deemed appropriate to support the segment operations.
Total investment related gains (losses), net improved by $198.0 million and $203.9 million for the three and nine months ended September 30, 2016, as compared to the same periods in 2015. The improvement in the third quarter of 2016 was primarily due to a favorable change in the value of embedded derivatives related to reinsurance treaties written on a modco or funds withheld basis of $95.2 million, as compared to the same period in 2015. During the first nine months of 2016, the favorable change in the value of these embedded derivatives was $105.4 million, as compared to the same period in 2015. The third quarter also reflects a decrease in impairments on fixed maturity and equity securities of $23.1 million, compared to the same period in 2015. See Note 4 - “Investments” and Note 5 - “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for additional information on the impairment losses and derivatives.
The effective tax rate on a consolidated basis was 30.9% and 40.4% for the three months ended September 30, 2016 and 2015, respectively, and 31.7% and 37.0% for the first nine months of 2016 and 2015, respectively. The third quarter of 2016 effective tax rate was lower than the U.S. Statutory rate of 35.0% primarily as a result of effectively settling uncertain tax positions during the quarter and adjustments related to the filing of the U.S. Federal Income tax return. The first nine months of 2016 effective tax rate was lower than the U.S. Statutory rate of 35.0% primarily as a result of tax benefits from income in non-U.S. jurisdictions with lower tax rates than the U.S. The third quarter and first nine months effective tax rates were further reduced by differences in tax bases in foreign jurisdictions. The third quarter and first nine months of 2015 effective tax rates were higher than the U.S. Statutory rate of 35.0% primarily as a result of a tax accrual related to the Active Financing Exception business extender provision that the U.S. Congress did not pass prior to the end of the quarter and a loss in Australia which has a lower tax rate than the U.S. The high rate was partially offset with tax benefits associated with claims experience on certain treaties and income in other jurisdictions with rates lower than the U.S.

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

For the three months ended September 30, 2016:		Non-Traditional
(dollars in thousands)		Asset-Intensive	Financial Reinsurance	Total U.S. and Latin America
	Traditional
Revenues:
Net premiums	$1,277,491	$5,369	$—	$1,282,860
Investment income, net of related expenses	167,898	167,683	1,038	336,619
Investment related gains (losses), net	(3,394)	59,661	—	56,267
Other revenues	2,922	23,417	18,967	45,306
Total revenues	1,444,917	256,130	20,005	1,721,052
Benefits and expenses:
Claims and other policy benefits	1,131,507	18,927	—	1,150,434
Interest credited	20,628	86,742	—	107,370
Policy acquisition costs and other insurance expenses	184,766	56,497	3,492	244,755
Other operating expenses	30,935	5,232	2,531	38,698
Total benefits and expenses	1,367,836	167,398	6,023	1,541,257
Income before income taxes	$77,081	$88,732	$13,982	$179,795

For the three months ended September 30, 2015:		Non-Traditional
(dollars in thousands)		Asset-Intensive	Financial Reinsurance	Total U.S. and Latin America
	Traditional
Revenues:
Net premiums	$1,150,936	$5,177	$—	$1,156,113
Investment income, net of related expenses	154,210	104,055	1,438	259,703
Investment related gains (losses), net	926	(68,990)	—	(68,064)
Other revenues	6,566	28,973	16,446	51,985
Total revenues	1,312,638	69,215	17,884	1,399,737
Benefits and expenses:
Claims and other policy benefits	1,049,973	16,832	—	1,066,805
Interest credited	20,999	18,535	—	39,534
Policy acquisition costs and other insurance expenses	158,452	4,773	2,535	165,760
Other operating expenses	27,562	4,893	3,276	35,731
Total benefits and expenses	1,256,986	45,033	5,811	1,307,830
Income before income taxes	$55,652	$24,182	$12,073	$91,907

For the nine months ended September 30, 2016:		Non-Traditional
(dollars in thousands)		Asset-Intensive	Financial Reinsurance	Total U.S. and Latin America
	Traditional
Revenues:
Net premiums	$3,819,280	$17,250	$—	$3,836,530
Investment income, net of related expenses	515,159	462,579	6,031	983,769
Investment related gains (losses), net	(6,376)	7,940	—	1,564
Other revenues	11,674	70,806	55,511	137,991
Total revenues	4,339,737	558,575	61,542	4,959,854
Benefits and expenses:
Claims and other policy benefits	3,400,614	58,267	—	3,458,881
Interest credited	62,873	217,736	—	280,609
Policy acquisition costs and other insurance expenses	544,129	113,919	9,145	667,193
Other operating expenses	92,512	16,772	7,606	116,890
Total benefits and expenses	4,100,128	406,694	16,751	4,523,573
Income before income taxes	$239,609	$151,881	$44,791	$436,281

For the nine months ended September 30, 2015:		Non-Traditional
(dollars in thousands)		Asset-Intensive	Financial Reinsurance	Total U.S. and Latin America
	Traditional
Revenues:
Net premiums	$3,435,961	$16,159	$—	$3,452,120
Investment income, net of related expenses	460,605	407,256	3,777	871,638
Investment related gains (losses), net	1,813	(87,264)	—	(85,451)
Other revenues	11,797	82,151	49,468	143,416
Total revenues	3,910,176	418,302	53,245	4,381,723
Benefits and expenses:
Claims and other policy benefits	3,130,770	43,541	—	3,174,311
Interest credited	55,818	172,562	—	228,380
Policy acquisition costs and other insurance expenses	486,054	65,803	7,473	559,330
Other operating expenses	81,246	14,324	6,691	102,261
Total benefits and expenses	3,753,888	296,230	14,164	4,064,282
Income before income taxes	$156,288	$122,072	$39,081	$317,441
Income before income taxes increased by $87.9 million, or 95.6%, and $118.8 million, or 37.4%, for the three and nine months ended September 30, 2016, as compared to the same periods in 2015. For both the third quarter and first nine months, as compared to same periods in 2015, the favorable increases were driven by changes in the value of the embedded derivatives associated with reinsurance treaties structured on a modco or funds withheld basis, improved claims experience in the Traditional segment, and a higher asset base, driven largely by acquisitions of in force blocks late in 2015. Additionally, quarter over quarter the Asset Intensive segment benefited from higher investment related gains.
Traditional Reinsurance
The U.S. and Latin America Traditional segment provides life and health reinsurance to clients for a variety of products through yearly renewable term, coinsurance and modified coinsurance agreements. These reinsurance arrangements may involve either facultative or automatic agreements.
Income before income taxes for the U.S. and Latin America Traditional segment increased by $21.4 million, or 38.5%, and $83.3 million, or 53.3%, for the three and nine months ended September 30, 2016, as compared to the same periods in 2015. The increases were primarily due to improved claims experience and an increase in the overall asset base primarily associated with large in force block transactions executed in the fourth quarter of 2015.
Net premiums increased $126.6 million, or 11.0%, and $383.3 million, or 11.2%, for the three and nine months ended September 30, 2016, as compared to the same periods in 2015. The increases were primarily due to large in force block transactions executed during the latter part of 2015, significant individual health and group life transactions executed in the first six months of 2016, and expected organic premium growth. The segment added new individual life business production, measured by face amount of insurance in force of $19.7 billion and $26.4 billion for the third quarter and $93.0 billion and $61.8 billion for the first nine months of 2016 and 2015, respectively.

Net investment income increased $13.7 million, or 8.9%, and $54.6 million, or 11.8%, for the three and nine months ended September 30, 2016, as compared to the same periods in 2015. The increases were primarily due to an increase in the average invested asset base primarily associated with the aforementioned in force block transactions along with strong variable investment income during the nine months ended September 30, 2016. Investment related gains (losses), net decreased $4.3 million and $8.2 million for the three and nine months ended September 30, 2016, as compared to the same periods in 2015. A portion of investment income is allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support segment operations. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Claims and other policy benefits as a percentage of net premiums (“loss ratios”) were 88.6% and 91.2% for the third quarter and 89.0% and 91.1%, for the nine months ended September 30, 2016 and 2015, respectively. The decreases in the loss ratios were primarily due to higher than normal adverse volatility in the total count and size of individual mortality claims during the three and nine months ended September 30, 2015. Although reasonably predictable over a period of years, claims can be volatile over short-term periods.
Interest credited expense decreased $0.4 million, or 1.8%, and increased $7.1 million, or 12.6%, for the three and nine months ended September 30, 2016, as compared to the same periods in 2015. Interest credited in this segment relates to amounts credited on cash value products which also have a significant mortality component. The increase in the first nine months relates primarily to the interest sensitive whole life products acquired in the acquisition of Aurora National Life Assurance Company ("Aurora") in the second quarter of 2015. Income before income taxes is affected by the spread between investment income and interest credited on the underlying products.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 14.5% and 13.8% for the third quarter and 14.2% and 14.1% for the nine months ended September 30, 2016 and 2015, respectively. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels within coinsurance-type arrangements. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary. Also, the mix of first year coinsurance business versus yearly renewable term business can cause the percentage to fluctuate from period to period.
Other operating expenses increased $3.4 million, or 12.2%, and $11.3 million, or 13.9%, for the three and nine months ended September 30, 2016, as compared to the same periods in 2015. Contributing to the increase was an expansion in underwriting personnel to support clients. Other operating expenses, as a percentage of net premiums remained constant at 2.4% for the third quarter and first nine months of 2016 and 2015.
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

(dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues:
Total revenues	$256,130	$69,215	$558,575	$418,302
Less:
Embedded derivatives – modco/funds withheld treaties	52,540	(47,094)	40,174	(73,403)
Guaranteed minimum benefit riders and related free standing derivatives	(12,647)	(18,436)	(24,710)	(12,384)
Revenues before certain derivatives	216,237	134,745	543,111	504,089
Benefits and expenses:
Total benefits and expenses	167,398	45,033	406,694	296,230
Less:
Embedded derivatives – modco/funds withheld treaties	34,226	(28,042)	31,206	(43,459)
Guaranteed minimum benefit riders and related free standing derivatives	(3,135)	(4,886)	(3,439)	(2,695)
Equity-indexed annuities	549	(3,612)	6,449	(2,317)
Benefits and expenses before certain derivatives	135,758	81,573	372,478	344,701
Income before income taxes:
Income before income taxes	88,732	24,182	151,881	122,072
Less:
Embedded derivatives – modco/funds withheld treaties	18,314	(19,052)	8,968	(29,944)
Guaranteed minimum benefit riders and related free standing derivatives	(9,512)	(13,550)	(21,271)	(9,689)
Equity-indexed annuities	(549)	3,612	(6,449)	2,317
Income before income taxes and certain derivatives	$80,479	$53,172	$170,633	$159,388
Embedded Derivatives - Modco/Funds Withheld Treaties - Represents the change in the fair value of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis. The fair value changes of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in benefits and expenses. The Company's utilization of a credit valuation adjustment did not have a material effect on the change in fair value of these embedded derivatives for the nine months ended September 30, 2016 and 2015.
The change in fair value of the embedded derivatives - modco/funds withheld treaties increased (decreased) income before income taxes by $18.3 million and $(19.1) million for the third quarter and $9.0 million and $(29.9) million for the nine months ended September 30, 2016 and 2015, respectively. The increase (decrease) in income for the third quarter was primarily due to tightening credit spreads in 2016 and widening credit spreads in 2015. The increase in income for the nine months ended was primarily due to declining risk free rates in 2016 and widening credit spreads in 2015.
Guaranteed Minimum Benefit Riders - Represents the impact related to guaranteed minimum benefits associated with the Company’s reinsurance of variable annuities. The fair value changes of the guaranteed minimum benefits along with the changes in fair value of the free standing derivatives (interest rate swaps, financial futures and equity options), purchased by the Company to substantially hedge the liability are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in benefits and expenses. The Company's utilization of a credit valuation adjustment did not have a material effect on the change in fair value of these embedded derivatives for the nine months ended September 30, 2016 and 2015.
The change in fair value of the guaranteed minimum benefits, after allowing for changes in the associated free standing derivatives, decreased income before income taxes by $9.5 million and $13.6 million for the third quarter and $21.3 million and $9.7 million for the nine months ended September 30, 2016 and 2015, respectively. The decrease in income for all periods is primarily due to the annual update of best estimate actuarial assumptions to account for lower policyholder termination experience.
Equity-Indexed Annuities - Represents changes in the liability for equity-indexed annuities in excess of changes in account value, after adjustments for related deferred acquisition expenses. The change in fair value of embedded derivative liabilities associated with equity-indexed annuities increased (decreased) income before income taxes by $(0.5) million and $3.6 million for the third quarter and $(6.4) million and $2.3 million for the nine months ended September 30, 2016 and 2015, respectively.  The decrease in income for the three months ended September 30, 2016 was primarily due to decreasing interest rates, while the increase in income for the three months ended September 30, 2015 was primarily due to increasing interest rates. The decrease in income for the nine months ended September 30, 2016 was primarily due rising equity markets and decreasing interest rates. The increase in income for the nine months ended September 30, 2015 was primarily due to declining equity markets which was partially offset by decreasing interest rates.

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
Discussion and analysis before certain derivatives:
Income before income taxes and certain derivatives increased by $27.3 million and $11.2 million for the three and nine months ended September 30, 2016, as compared to the same periods in 2015. The increase in the third quarter was primarily due to higher investment related gains (losses), net of the corresponding impact to deferred acquisition costs. The increase in the first nine months was primarily due to the impact from the acquisition of Aurora in the second quarter of 2015.
Revenue before certain derivatives increased by $81.5 million and $39.0 million for the three and nine months ended September 30, 2016, as compared to the same periods in 2015. The increase in the third quarter was primarily due to the change in fair value of equity options associated with the reinsurance of certain EIAs and higher investment related gains (losses). The effect on investment income related to equity options is substantially offset by a corresponding change in interest credited. The increase in the first nine months was primarily due to the change in fair value of equity options associated with the reinsurance of certain EIAs and the impact from the acquisition of Aurora in the second quarter of 2015.
Benefits and expenses before certain derivatives increased by $54.2 million and $27.8 million for the three and nine months ended September 30, 2016, as compared to the same period in 2015. The increase in the third quarter was primarily due to higher interest credited associated with the reinsurance of certain EIAs. The increase in the first nine months was primarily due higher interest credited associated with the reinsurance of certain EIAs and the impact from the acquisition of Aurora in the second quarter of 2015. The effect on interest credited related to equity options is substantially offset by a corresponding change in investment income.
The invested asset base supporting this segment increased to $13.2 billion as of September 30, 2016 from $13.1 billion as of September 30, 2015. The increase in the asset base was due primarily to growth in existing coinsurance transactions open to new production which was partially offset by the expected run-off from closed block transactions. As of September 30, 2016, $4.1 billion of the invested assets were funds withheld at interest, of which greater than 90% is associated with one client.
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
Income before income taxes increased $1.9 million, or 15.8%, and $5.7 million, or 14.6%, for the three and nine months ended September 30, 2016, as compared to the same periods in 2015. The increase was primarily due to growth in new transactions and organic growth on existing transactions which was partially offset by the termination of certain agreements.
At September 30, 2016 and 2015, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial structures was $7.9 billion and $6.5 billion, respectively. The increase was primarily due to a number of new transactions, as well as organic growth on existing transactions. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and therefore can fluctuate from period to period.
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

(dollars in thousands)	Three months ended September 30,
	2016			2015
Revenues:	Traditional	Non-Traditional	Total Canada	Traditional	Non-Traditional	Total Canada
Net premiums	$231,154	$9,946	$241,100	$200,000	$9,275	$209,275
Investment income, net of related expenses	45,239	1,037	46,276	44,492	230	44,722
Investment related gains (losses), net	3,832	—	3,832	(3,821)	—	(3,821)
Other revenues	734	1,376	2,110	767	1,535	2,302
Total revenues	280,959	12,359	293,318	241,438	11,040	252,478
Benefits and expenses:
Claims and other policy benefits	175,618	10,567	186,185	152,640	7,340	159,980
Interest credited	8	—	8	5	—	5
Policy acquisition costs and other insurance expenses	61,019	285	61,304	46,581	152	46,733
Other operating expenses	10,039	347	10,386	8,140	291	8,431
Total benefits and expenses	246,684	11,199	257,883	207,366	7,783	215,149
Income before income taxes	$34,275	$1,160	$35,435	$34,072	$3,257	$37,329

(dollars in thousands)	Nine months ended September 30,
	2016			2015
Revenues:	Traditional	Non-Traditional	Total Canada	Traditional	Non-Traditional	Total Canada
Net premiums	$686,724	$29,089	$715,813	$637,510	$28,967	$666,477
Investment income, net of related expenses	134,121	1,649	135,770	139,683	1,108	140,791
Investment related gains (losses), net	7,757	—	7,757	(2,530)	—	(2,530)
Other revenues	(731)	4,159	3,428	1,869	4,297	6,166
Total revenues	827,871	34,897	862,768	776,532	34,372	810,904
Benefits and expenses:
Claims and other policy benefits	524,497	29,005	553,502	521,916	22,543	544,459
Interest credited	17	—	17	14	—	14
Policy acquisition costs and other insurance expenses	178,178	1,002	179,180	149,503	407	149,910
Other operating expenses	27,500	1,010	28,510	25,564	940	26,504
Total benefits and expenses	730,192	31,017	761,209	696,997	23,890	720,887
Income before income taxes	$97,679	$3,880	$101,559	$79,535	$10,482	$90,017
Income before income taxes decreased by $1.9 million, or 5.1%, and increased by $11.5 million, or 12.8%, for the three and nine months ended September 30, 2016, as compared to the same periods in 2015. The decrease in income for the third quarter is primarily due to less favorable traditional individual life mortality experience and unfavorable experience on longevity business which was partially offset by an increase in investment related gains (losses), net, as compared to the same period in 2015. The increase in income for the first nine months is primarily due to favorable traditional individual life mortality experience and an increase in investment related gains (losses), net, partially offset by unfavorable experience on longevity business, as compared to the same period in 2015. Foreign currency exchange fluctuations in the Canadian dollar resulted in an increase (decrease) in income before income taxes of $0.1 million and $(6.0) million for the three and nine months ended September 30, 2016, as compared to the same periods in 2015.
Traditional Reinsurance
Income before income taxes for the Canada Traditional segment increased by $0.2 million, or 0.6%, and $18.1 million, or 22.8%, for the three and nine months ended September 30, 2016, as compared to the same periods in 2015. The increase in income before income taxes for the third quarter is primarily due to a $7.7 million increase in investment related gains (losses), net, offset by less favorable traditional individual life mortality experience. The increase in income before income taxes for the first nine months, is primarily due to favorable traditional individual life mortality experience and a $10.3 million increase in investment related gains (losses), net. Foreign currency exchange fluctuations in the Canadian dollar resulted in an increase (decrease) in income before income taxes of $0.1 million and $(5.3) million for the three and nine months ended September 30, 2016, as compared to the same periods in 2015.

Net premiums increased $31.2 million, or 15.6%, and $49.2 million, or 7.7%, for the three and nine months ended September 30, 2016, as compared to the same periods in 2015. The increases in net premiums were primarily due to an increase from creditor business of $20.3 million and $52.4 million, as compared to the same periods in 2015. Also contributing to the increase in net premiums for the third quarter and first nine months is the underlying yearly renewable term structure on a significant portion of the block of business, which generally increases over time. Foreign currency exchange fluctuation in the Canadian dollar resulted in an increase (decrease) in net premiums of approximately $0.7 million and $(32.9) million for the three and nine months ended September 30, 2016, as compared to the same periods in 2015. Premium levels can be significantly influenced by currency fluctuations, large transactions, mix of business and reporting practices of ceding companies and therefore may fluctuate from period to period.
Net investment income increased $0.7 million, or 1.7%, and decreased $5.6 million, or 4.0%, for the three and nine months ended September 30, 2016, as compared to the same periods in 2015. The increase in the third quarter was primarily due to growth in the invested asset base. The decrease in net investment income for the first nine months ended September 30, 2016, was primarily due to adverse foreign currency fluctuations of approximately $6.6 million. A portion of investment income is allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Other revenues decreased by $2.6 million, or 139.1%, for the nine months ended September 30, 2016, as compared to the same period in 2015. The decrease in other revenues in the first nine months of 2016 was due to unfavorable foreign currency exchange fluctuations.
Loss ratios for this segment were 76.0% and 76.3% for the third quarter and 76.4% and 81.9% for the nine months ended September 30, 2016 and 2015, respectively. The decrease in the loss ratio for the first nine months of 2016, as compared to the same period in 2015, is due to favorable traditional life mortality experience. Loss ratios for the traditional individual life mortality business were 94.4% and 86.8% for the third quarter and 93.4% and 95.3% for the first nine months ended September 30, 2016 and 2015, respectively. Historically, the loss ratio increased primarily as the result of several large permanent level premium in force blocks assumed in 1997 and 1998. These blocks are mature blocks of long-term permanent level premium business in which mortality as a percentage of net premiums is expected to be higher than historical ratios. The nature of permanent level premium policies requires the Company to set up actuarial liabilities and invest the amounts received in excess of early-year claims costs to fund claims in later years when premiums, by design, continue to be level as compared to expected increasing mortality or claim costs. Excluding creditor business, claims and other policy benefits, as a percentage of net premiums and investment income were 73.7% and 67.8% for the third quarter and 73.5% and 74.3% for the nine months ended September 30, 2016 and 2015, respectively.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 26.4% and 23.3% for the third quarter and 25.9% and 23.5% for the nine months ended September 30, 2016 and 2015, respectively. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels and product mix. In addition, the amortization patterns of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary.
Other operating expenses as a percentage of net premiums were 4.3% and 4.1% for the third quarter and 4.0% for both nine month periods ended September 30, 2016 and 2015, respectively. Foreign currency exchange fluctuation in the Canadian dollar resulted in a decrease in operating expenses of approximately $1.2 million for the nine months ended September 30, 2016, as compared to the same period in 2015.
Non-Traditional Reinsurance
Income before income taxes decreased by $2.1 million, or 64.4%, and $6.6 million, or 63.0%, for the three and nine months ended September 30, 2016, as compared to the same periods in 2015. The decreases in income for both the three and nine month periods are primarily due to unfavorable experience on longevity business. A weaker Canadian dollar resulted in a decrease in income before income taxes of $0.7 million for the nine months ended September 30, 2016, as compared to the same period in 2015.
Net premiums increased $0.7 million, or 7.2%, and $0.1 million, or 0.4%, for the three and nine months ended September 30, 2016, as compared to the same periods in 2015. A weaker Canadian dollar resulted in a decrease in net premiums of approximately $1.4 million for the nine months ended September 30, 2016, as compared to the same period in 2015. Premium levels can be significantly influenced by currency fluctuations, large transactions, mix of business and reporting practices of ceding companies and therefore may fluctuate from period to period.
Claims and other policy benefits increased $3.2 million, or 44.0%, and $6.5 million, or 28.7%, for the three and nine months ended September 30, 2016 as compared to the same periods in 2015. The increases for the third quarter and first nine months are primarily due to unfavorable experience on longevity business. Although reasonably predictable over a period of years, claims can be volatile over shorter periods particularly on a small base of business. Management views recent experience as normal short-term volatility that is inherent in the business.

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

(dollars in thousands)	Three months ended September 30,
	2016			2015
Revenues:	Traditional	Non-Traditional	Total EMEA	Traditional	Non-Traditional	Total EMEA
Net premiums	$275,514	$47,018	$322,532	$276,111	$44,584	$320,695
Investment income, net of related expenses	13,067	33,187	46,254	12,066	17,305	29,371
Investment related gains (losses), net	—	8,159	8,159	(6,878)	8	(6,870)
Other revenues	489	11,388	11,877	3,051	7,341	10,392
Total revenues	289,070	99,752	388,822	284,350	69,238	353,588
Benefits and expenses:
Claims and other policy benefits	241,763	45,805	287,568	232,473	37,923	270,396
Interest credited	—	5,540	5,540	(6,798)	—	(6,798)
Policy acquisition costs and other insurance expenses	14,133	(304)	13,829	17,680	(511)	17,169
Other operating expenses	24,659	4,925	29,584	25,085	2,592	27,677
Total benefits and expenses	280,555	55,966	336,521	268,440	40,004	308,444
Income before income taxes	$8,515	$43,786	$52,301	$15,910	$29,234	$45,144

(dollars in thousands)	Nine months ended September 30,
	2016			2015
Revenues:	Traditional	Non-Traditional	Total EMEA	Traditional	Non-Traditional	Total EMEA
Net premiums	$838,810	$126,108	$964,918	$821,602	$124,678	$946,280
Investment income, net of related expenses	38,556	95,288	133,844	37,247	49,964	87,211
Investment related gains (losses), net	5	8,623	8,628	870	909	1,779
Other revenues	2,975	18,466	21,441	4,055	24,371	28,426
Total revenues	880,346	248,485	1,128,831	863,774	199,922	1,063,696
Benefits and expenses:
Claims and other policy benefits	745,342	126,252	871,594	708,722	109,853	818,575
Interest credited	—	8,914	8,914	1,503	—	1,503
Policy acquisition costs and other insurance expenses	46,465	226	46,691	43,871	(775)	43,096
Other operating expenses	74,306	16,414	90,720	74,127	10,544	84,671
Total benefits and expenses	866,113	151,806	1,017,919	828,223	119,622	947,845
Income before income taxes	$14,233	$96,679	$110,912	$35,551	$80,300	$115,851
Income before income taxes increased by $7.2 million, or 15.9%, and decreased by $4.9 million, or 4.3%, for the three and nine months ended September 30, 2016, as compared to the same periods in 2015. The increase in income for the third quarter was due to increased payout annuity business and longevity closed block income offset partly by reduced fee income associated with treaties terminated at the end of 2015. The decrease in income before income taxes for the first nine months was primarily due to reduced fee income business and poor mortality and morbidity experience, partially offset by increased payout annuity business. Foreign currency exchange fluctuations resulted in a decrease in income before income taxes of $6.0 million and $10.1 million for the three and nine months ended September 30, 2016, as compared to the same periods in 2015, primarily due to weakness in the British pound.
Traditional Reinsurance
Income before income taxes decreased by $7.4 million, or 46.5%, and $21.3 million, or 60.0%, for the three and nine months ended September 30, 2016, as compared to the same periods in 2015. The decreases in income before income taxes were primarily due to unfavorable mortality and morbidity experience. Foreign currency exchange fluctuations had minimal effect on income before income taxes for the three and nine months ended September 30, 2016, as compared to the same periods in 2015.

Net premiums decreased $0.6 million, or 0.2%, and increased by $17.2 million, or 2.1%, for the three and nine months ended September 30, 2016, as compared to the same periods in 2015. The decrease in the third quarter was due to unfavorable foreign currency exchange fluctuations. The increase for the first nine months was primarily due to increased individual life and health premiums somewhat offset by unfavorable foreign currency exchange fluctuations. Unfavorable foreign currency exchange fluctuations, primarily due to the British pound and the South African rand weakening against the U.S. dollar, decreased net premiums by approximately $32.6 million and $75.8 million for the three and nine months ended September 30, 2016, as compared to the same periods in 2015. Premiums from new business and growth in existing business offset the negative currency effect.
A portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage, primarily in the UK. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Net premiums earned from this coverage totaled $49.5 million and $58.1 million for the third quarter and $157.0 million and $174.6 million for the first nine months of 2016 and 2015, respectively. Premium levels can be significantly influenced by currency fluctuations, large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.
Net investment income increased $1.0 million, or 8.3%, and $1.3 million, or 3.5%, for the three and nine months ended September 30, 2016, as compared to the same periods in 2015. The increases were primarily due to an increase in the invested asset base related to increased business volumes and a higher investment yield. Foreign currency exchange fluctuations resulted in a decrease in net investment income of approximately $1.3 million and $3.2 million for the three and nine months ended September 30, 2016, as compared to the same periods in 2015. A portion of investment income is allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Loss ratios for this segment were 87.7% and 84.2% for the third quarter and 88.9% and 86.3% for the first nine months ended September 30, 2016 and 2015, respectively. The increases in the loss ratios reflect unfavorable mortality and morbidity experience compared to the same periods in 2015. Although reasonably predictable over a period of years, claims can be volatile over shorter periods. Management views recent experience as normal short-term volatility that is inherent in the business.
Interest credited in 2015 relates to amounts credited to the contractholders of unit-linked products. In 2016, interest credited related to unit-linked products and the related investment income is reflected in Non-Traditional Reinsurance.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 5.1% and 6.4% for the third quarter and 5.5% and 5.3% for the first nine months ended September 30, 2016 and 2015, respectively. These percentages fluctuate due to timing of client company reporting, variations in the mixture of business and the relative maturity of the business.
Other operating expenses decreased $0.4 million, or 1.7%, and increased by $0.2 million, or 0.2%, for the three and nine months ended September 30, 2016, as compared to the same periods in 2015. The decrease for the third quarter was due to a decrease in foreign currency exchange fluctuations of $1.8 million. The increase in the first nine months was in line with expected expense levels to support business growth. Foreign currency exchange fluctuations resulted in a decrease in operating expenses of approximately $1.8 million and $5.8 million for the three and nine months ended September 30, 2016, as compared to the same periods in 2015. Other operating expenses as a percentage of net premiums totaled 9.0% and 9.1% for the third quarter and 8.9% and 9.0% for the first nine months ended September 30, 2016 and 2015, respectively.
Non-Traditional Reinsurance
Income before income taxes increased by $14.6 million, or 49.8%, and $16.4 million, or 20.4%, for the three and nine months ended September 30, 2016, as compared to the same periods in 2015. The increases in income before income taxes were primarily related to a payout annuity reinsurance transaction executed in the fourth quarter of 2015 partially offset by a decrease in fee income. Unfavorable foreign currency exchange fluctuations resulted in a decrease in income before income taxes totaling $6.2 million and $10.1 million for the three and nine months ended September 30, 2016, as compared to the same periods in 2015.
Net premiums increased by $2.4 million, or 5.5%, and $1.4 million, or 1.1%, for the three and nine months ended September 30, 2016, as compared to the same periods in 2015. The increases in net premiums were primarily due to premiums on longevity closed blocks. Unfavorable foreign currency exchange fluctuations, primarily in the British pound, decreased net premiums by approximately $8.3 million and $13.4 million for the three and nine months ended September 30, 2016, as compared to the same periods in 2015. Premium levels can be significantly influenced by currency fluctuations, large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.

Net investment income increased $15.9 million, or 91.8%, and $45.3 million, or 90.7%, for the three and nine months ended September 30, 2016, as compared to the same periods in 2015. These increases were primarily due to an increase in the invested asset base related to the aforementioned payout annuity treaty executed in the fourth quarter of 2015. A portion of investment income is allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Other revenues increased by $4.0 million, or 55.1%, and decreased by $5.9 million, or 24.2%, for the three and nine months ended September 30, 2016, as compared to the same periods in 2015. The increase in the third quarter was due to the valuation impact of recent mortality experience on certain longevity transactions. The decrease in the first nine months in other revenues relate to reduced fee income associated with treaties terminated at the end of 2015. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and, therefore, can fluctuate from period to period.
Claims and other policy benefits increased $7.9 million, or 20.8%, and $16.4 million, or 14.9%, for the three and nine months ended September 30, 2016, as compared to the same periods in 2015. Claims and other policy benefits increased due to increased benefits associated with payout annuity reinsurance transactions executed in the fourth quarter of 2015. Although reasonably predictable over a period of years, claims can vary over shorter periods and will vary with large transactions. Management views recent experience as normal.
Interest credited in 2016 relates to amounts credited to the contractholders of unit-linked products. In 2015, interest credited related to unit-linked products was reflected in Traditional Reinsurance. The effect on interest credited related to unit-linked products is substantially offset by a corresponding change in investment income and investment related gains (losses), net.
Other operating expenses increased $2.3 million, or 90.0%, and $5.9 million, or 55.7%, for the three and nine months ended September 30, 2016, as compared to the same periods in 2015. The increases are primarily due to increased administration costs related to increased longevity business and an increase in expenses related to an acquisition in the Netherlands completed in the fourth quarter of 2015. Foreign currency exchange fluctuations resulted in a decrease in operating expenses of approximately $0.3 million and $0.7 million for the three and nine months ended September 30, 2016, as compared to the same periods in 2015.
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

(dollars in thousands)	Three months ended September 30,
	2016			2015
Revenues:	Traditional	Non-Traditional	Total Asia Pacific	Traditional	Non-Traditional	Total Asia Pacific
Net premiums	$404,451	$743	$405,194	$400,322	$2,807	$403,129
Investment income, net of related expenses	21,273	5,827	27,100	19,626	4,482	24,108
Investment related gains (losses), net	—	6,108	6,108	(1,706)	(175)	(1,881)
Other revenues	1,923	6,359	8,282	3,728	4,306	8,034
Total revenues	427,647	19,037	446,684	421,970	11,420	433,390
Benefits and expenses:
Claims and other policy benefits	365,115	3,777	368,892	333,739	903	334,642
Interest credited	—	3,308	3,308	—	1,023	1,023
Policy acquisition costs and other insurance expenses	4,157	1,482	5,639	41,982	292	42,274
Other operating expenses	38,553	2,921	41,474	34,973	3,790	38,763
Total benefits and expenses	407,825	11,488	419,313	410,694	6,008	416,702
Income (loss) before income taxes	$19,822	$7,549	$27,371	$11,276	$5,412	$16,688

(dollars in thousands)	Nine months ended September 30,
	2016			2015
Revenues:	Traditional	Non-Traditional	Total Asia Pacific	Traditional	Non-Traditional	Total Asia Pacific
Net premiums	$1,233,222	$4,936	$1,238,158	$1,162,923	$13,987	$1,176,910
Investment income, net of related expenses	61,601	18,086	79,687	60,273	12,019	72,292
Investment related gains (losses), net	14	14,322	14,336	(1,706)	(1,202)	(2,908)
Other revenues	4,580	18,809	23,389	5,669	13,262	18,931
Total revenues	1,299,417	56,153	1,355,570	1,227,159	38,066	1,265,225
Benefits and expenses:
Claims and other policy benefits	977,860	15,487	993,347	924,715	11,344	936,059
Interest credited	—	9,474	9,474	—	1,376	1,376
Policy acquisition costs and other insurance expenses	116,432	4,436	120,868	138,229	1,257	139,486
Other operating expenses	109,661	10,727	120,388	95,976	9,937	105,913
Total benefits and expenses	1,203,953	40,124	1,244,077	1,158,920	23,914	1,182,834
Income before income taxes	$95,464	$16,029	$111,493	$68,239	$14,152	$82,391
Income before income taxes increased by $10.7 million, or 64.0%, and $29.1 million, or 35.3%, for the three and nine months ended September 30, 2016, as compared to the same periods in 2015. The increases in income before income taxes are primarily attributable to improved mortality experience in Asia and gains on derivatives associated with the hedging programs to mitigate currency risks. Unfavorable individual disability claims experience in Australia partially offset the increase in income in the third quarter of 2016. Foreign currency exchange fluctuations resulted in an increase to income before income taxes totaling approximately $1.2 million and $0.1 million for the three and nine months ended September 30, 2016, as compared to the same periods in 2015.
Traditional Reinsurance
Income before income taxes increased by $8.5 million, or 75.8%, and $27.2 million, or 39.9%, for the three and nine months ended September 30, 2016, as compared to the same periods in 2015. The increases in income before income taxes were primarily driven by improved mortality experience in Asia. Unfavorable claims experience in Australia partially offset the increase in income in the third quarter of 2016. Foreign currency exchange fluctuations resulted in an increase to income before income taxes totaling approximately $0.3 million and a decrease of $1.9 million for the three and nine months ended September 30, 2016, as compared to the same periods in 2015.
Net premiums increased by $4.1 million, or 1.0%, and $70.3 million, or 6.0%, for the three and nine months ended September 30, 2016, as compared to the same periods in 2015. The increases were driven by both new and existing business written throughout the segment. The increases were dampened by a higher than normal level of premium refunds linked to treaty performance in Australia during the third quarter of 2016. Foreign currency exchange fluctuations resulted in an increase in net premiums of approximately $20.1 million and a decrease in $9.3 million for the three and nine months of 2016, as compared to the same periods in 2015.
A portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Reinsurance of critical illness in the segment is offered primarily in South Korea, Australia and Hong Kong. Net premiums earned from this coverage totaled $100.6 million and $86.3 million for the third quarter and $312.3 million and $231.3 million for the first nine months ended September 30, 2016 and 2015, respectively. Premium levels can be significantly influenced by currency fluctuations, large transactions and reporting practices of ceding companies and can fluctuate from period to period.
Net investment income increased $1.6 million, or 8.4%, and $1.3 million, or 2.2%, for the three and nine months ended September 30, 2016, as compared to the same periods in 2015. The increases were primarily due to a higher invested asset base. Foreign currency exchange fluctuations resulted in an increase in net investment income of approximately $0.8 million and a decrease of $0.9 million for the three and nine months ended September 30, 2016, as compared to the same periods in 2015. A portion of investment income is allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Other revenues decreased by $1.8 million, or 48.4%, and $1.1 million, or 19.2%, for the three and nine months ended September 30, 2016, as compared to the same periods in 2015. The decreases in other revenues were due to foreign currency gains recognized in the comparable periods of 2015.

Loss ratios for this segment were 90.3% and 83.4% for the third quarter and 79.3% and 79.5% for the first nine months ended September 30, 2016 and 2015, respectively. The increase in the loss ratio for the third quarter for 2016 was primarily due to unfavorable individual disability claims experience in Australia and additional benefit expense associated with a large treaty in Hong Kong due to adjustments associated with delays in client reporting. The decrease in the loss ratio for the first nine months of 2016 was primarily due to improved mortality experience in Asia. Although reasonably predictable over a period of years, claims can be volatile over shorter periods. Management views recent experience as normal short-term volatility that is inherent in the business.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 1.0% and 10.5% for the third quarter and 9.4% and 11.9% for the nine months ended September 30, 2016 and 2015, respectively. The decreases in the three and nine month periods of 2016 are due primarily to a $40.0 million decrease in policy acquisition costs and other insurance expenses due to adjustments associated with delays in client reporting on one large treaty in Hong Kong. The impact of this decrease in policy acquisition costs and other insurance expenses was partially offset by a $29.3 million increase in claims and policy benefits associated with this treaty. These percentages fluctuate due to timing of client company reporting, premium refunds, variations in the mixture of business and the relative maturity of the business. In addition, as the segment grows, renewal premiums, which have lower allowances than first-year premiums, represent a greater percentage of the total net premiums.
Other operating expenses increased $3.6 million, or 10.2%, and $13.7 million, or 14.3%, for the three and nine months ended September 30, 2016, as compared to the same periods in 2015 mainly due to increased compensation costs relating to new positions filled during the second half of 2015, primarily in the growing Asian operations based in Hong Kong. Other operating expenses as a percentage of net premiums totaled 9.5% and 8.7% for the third quarter and 8.9% and 8.3% for the first nine months ended September 30, 2016 and 2015, respectively. The timing of premium flows and the level of costs associated with the entrance into and development of new markets within the segment may cause other operating expenses as a percentage of net premiums to fluctuate over periods of time.
Non-Traditional Reinsurance
Income before income taxes increased by $2.1 million, or 39.5%, and $1.9 million, or 13.3%, for the three and nine months ended September 30, 2016, as compared to the same periods in 2015. The increases are primarily due to gains on derivatives associated with the hedging programs to mitigate currency risks, partially offset by unfavorable lapse experience from a closed block of business associated with a treaty in Japan. Foreign currency exchange fluctuations resulted in an increase to income before income taxes totaling approximately $0.9 million and $1.9 million for the three and nine months ended September 30, 2016, as compared to the same periods in 2015.
Net premiums decreased $2.1 million, or 73.5%, and $9.1 million, or 64.7%, for the three and nine months ended September 30, 2016, as compared to the same periods in 2015. The decreases were primarily due to the aforementioned policy lapses on a closed block of business in Japan. Foreign currency exchange fluctuations resulted in an increase in net premiums of approximately $0.1 million for both the three and nine months ended September 30, 2016, as compared to the same periods in 2015. Premium levels can be significantly influenced by currency fluctuations, large transactions and reporting practices of ceding companies and can fluctuate from period to period.
Net investment income increased $1.3 million, or 30.0%, and $6.1 million, or 50.5%, for the three and nine months ended September 30, 2016, as compared to the same periods in 2015 mainly due to growth in the invested asset base partially offset by a lower investment yield. Foreign currency exchange fluctuations resulted in an increase in net investment income of approximately $0.4 million and a decrease of $0.2 million for the three and nine months ended September 30, 2016, as compared to the same periods in 2015. A portion of investment income is allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Other revenues increased by $2.1 million, or 47.7%, and $5.5 million, or 41.8%, for the three and nine months ended September 30, 2016, as compared to the same periods in 2015. The increases in other revenues were primarily due to new transactions. At September 30, 2016 and 2015, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures was $1.0 billion and $1.2 billion, respectively. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and, therefore, can fluctuate from period to period.
Claims and other policy benefits increased by $2.9 million, or 318.3%, and $4.1 million, or 36.5%, for the three and nine months ended September 30, 2016, as compared to the same periods in 2015. These increases are attributable to the aforementioned unfavorable lapse experience on a closed block of business associated with a treaty in Japan. Although reasonably predictable over a period of years, claims can be volatile over shorter periods. Management views recent experience as normal short-term volatility that is inherent in the business.

Other operating expenses decreased by $0.9 million, or 22.9%, and increased by $0.8 million, or 8.0%, for the three and nine months ended September 30, 2016, as compared to the same periods in 2015, respectively. The timing of premium flows and the level of costs associated with the entrance into and development of new markets within the segment may cause other operating expenses to fluctuate over periods of time.
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

(dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues:
Net premiums	$72	$133	$289	$453
Investment income, net of related expenses	33,478	31,693	81,589	95,095
Investment related gains (losses), net	12,258	(30,710)	51,717	(30,831)
Other revenues	4,893	(1,675)	11,595	3,322
Total revenues	50,701	(559)	145,190	68,039
Benefits and expenses:
Claims and other policy benefits	(15)	(4)	6	49
Interest credited	622	244	1,588	659
Policy acquisition costs and other insurance income	(24,565)	(22,234)	(73,526)	(64,665)
Other operating expenses	32,414	31,668	113,367	76,139
Interest expense	43,063	35,565	96,201	107,043
Collateral finance and securitization expense	6,484	5,133	19,396	16,462
Total benefits and expenses	58,003	50,372	157,032	135,687
Income (loss) before income taxes	$(7,302)	$(50,931)	$(11,842)	$(67,648)
Income (loss) before income taxes improved by $43.6 million, or 85.7%, and $55.8 million, or 82.5%, for the three and nine months ended September 30, 2016, as compared to the same periods in 2015. The increase in income for the third quarter is primarily due to increased net investment related gains, increased investment income and an increase in other revenues, partially offset by increased interest expense. The increase in income for the first nine months is primarily due to increased net investment related gains, an increase in other revenues, higher insurance income and lower interest expense, partially offset by lower investment income and higher operating expenses.
Total revenues increased by $51.3 million and $77.2 million, or 113.4%, for the three and nine months ended September 30, 2016, as compared to the same periods in 2015. These increases were primarily due to increases in net investment related gains, which include a reduction in impairments on fixed maturity securities of $20.2 million and $13.0 million for the third quarter and first nine months, respectively. Net investment income increased by $1.8 million and decreased by $13.5 million for the third quarter and first nine months, respectively. The increase in investment income for the third quarter was primarily due to an increase in the asset base partially offset by a lower investment yield. The decrease in investment income for the first nine months is primarily due to the effect of a lower investment yield. The increases in other revenues for the third quarter and first nine months were primarily related to favorable foreign currency exchange fluctuations and increases in the cash surrender value of corporate owned life insurance policies.

Total benefits and expenses increased by $7.6 million, or 15.1%, and $21.3 million, or 15.7%, for the three and nine months ended September 30, 2016, as compared to the same periods in 2015. The increase in the third quarter is primarily due to an increase in interest expense partially offset by an increase in other insurance income. The increase in interest expense in the third quarter is primarily due to the issuance of $800.0 million in long-term debt in June 2016. The increase in other insurance income in the third quarter is primarily related to the offset to capital charges allocated to the operating segments. The increase in the first nine months is primarily due to higher other operating expenses partially offset by a decrease in interest expense and an increase in other insurance income. The increase in other operating expenses in the first nine months is primarily due to increased compensation, including incentive compensation accruals, and general expenses. The reduction in interest expense is mainly attributable to a reduction in tax-related interest expense resulting from the effective settlement of uncertain tax positions of $15.4 million recognized in the second quarter of 2016. The increase in other insurance income in the first nine months is primarily related to the offset to capital charges allocated to the operating segments.
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
Current Market Environment
The current interest rate environment in select markets, primarily the U.S. and Canada, continues to negatively affect the Company's earnings. The average investment yield, excluding spread business, decreased 24 basis points for the nine months ended September 30, 2016 as compared to the same period in 2015. The Company’s insurance liabilities, in particular its annuity products, are sensitive to changing market factors. Lower interest rates for the first six months of 2016 have significantly increased gross unrealized gains on fixed maturity and equity securities available-for-sale, which totaled $3,578.3 million and $1,947.0 million at September 30, 2016, and December 31, 2015, respectively. Similarly, gross unrealized losses decreased from $627.5 million at December 31, 2015 to $137.3 million at September 30, 2016.
The Company continues to be in a position to hold any investment security showing an unrealized loss until recovery, provided it remains comfortable with the credit of the issuer. As indicated above, gross unrealized gains on investment securities of $3,578.3 million remain well in excess of gross unrealized losses of $137.3 million as of September 30, 2016. Historically low interest rates continued to put pressure on the Company’s investment yield. The Company does not rely on short-term funding or commercial paper and to date it has experienced no liquidity pressure, nor does it anticipate such pressure in the foreseeable future.
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

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Interest expense	$50,826	$43,965	$119,700	$132,217
Capital contributions to subsidiaries	46,002	—	87,002	2,504
Dividends to shareholders	26,288	24,592	74,034	69,111
Interest and dividend income	227,819	22,949	283,712	84,643
Issuance of unaffiliated debt	—	—	799,984	—

	September 30, 2016	December 31, 2015
Cash and invested assets	$1,459,505	$720,068
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
Details underlying dividend and share repurchase program activity were as follows (in thousands, except share data):

	Nine months ended September 30,
	2016	2015
Dividends to shareholders	$74,034	$69,111
Repurchases of treasury stock	116,522	324,306
Total amount paid to shareholders	$190,556	$393,417

Number of shares repurchased	1,356,892	3,573,797
Average price per share	$85.87	$90.75
In October 2016, RGA's board of directors declared a dividend of $0.41 per share. All future payments of dividends are at the discretion of RGA’s board of directors and will depend on the Company’s earnings, capital requirements, insurance regulatory conditions, operating conditions, and other such factors as the board of directors may deem relevant. The amount of dividends that RGA can pay will depend in part on the operations of its reinsurance subsidiaries. See Note 3 - "Equity" in the Notes to Condensed Consolidated Financial Statements for information on the Company's share repurchase program.

Debt
Certain of the Company’s debt agreements contain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of consolidated net worth, maximum ratios of debt to capitalization and change of control provisions. The Company is required to maintain a minimum consolidated net worth, as defined in the debt agreements, of $3.5 billion, calculated as of the last day of each fiscal quarter. Also, consolidated indebtedness, calculated as of the last day of each fiscal quarter, cannot exceed 35% of the sum of the Company’s consolidated indebtedness plus adjusted consolidated stockholders' equity. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the various agreements. Additionally, the Company’s debt agreements contain cross-default covenants, which would make outstanding borrowings immediately payable in the event of a material uncured covenant default under any of the agreements, including, but not limited to, non-payment of indebtedness when due for an amount in excess of $100.0 million, bankruptcy proceedings, or any other event which results in the acceleration of the maturity of indebtedness. As of September 30, 2016 and December 31, 2015, the Company had $3,111.3 million and $2,312.6 million, respectively, in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, available liquidity at the holding company, and the Company’s ability to raise additional funds.
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
In June 2016, RGA issued 3.95% Senior Notes due September 15, 2026 with a face amount of $400.0 million and 5.75% Fixed-To-Floating Rate Subordinated Debentures due June 15, 2056 with a face amount of $400.0 million. These securities have been registered with the Securities and Exchange Commission. The net proceeds from these offerings were approximately $791.0 million and will be used in part to repay upon maturity the Company’s $300.0 million 5.625% senior notes that mature in March 2017. The remainder will be used for general corporate purposes. Capitalized issue costs were approximately $9.0 million.
The Company may borrow up to $850.0 million in cash and obtain letters of credit in multiple currencies on a revolving credit facility that expires in September 2019. As of September 30, 2016, the Company had no cash borrowings outstanding and $97.4 million in issued, but undrawn, letters of credit under this facility. As of September 30, 2016 and December 31, 2015, the average interest rate on short-term and long-term debt outstanding was 5.14% and 5.20%, respectively.
Based on the historic cash flows and the current financial results of the Company, management believes RGA’s cash flows will be sufficient to enable RGA to meet its obligations for at least the next 12 months.
Credit and Committed Facilities
At September 30, 2016, the Company maintained an $850.0 million syndicated revolving credit facility and certain committed letter of credit facilities aggregating $890.3 million. See note 13 - “Debt” in the Notes to Consolidated Financial Statements in the 2015 Annual Report for further information about these facilities.
The Company has obtained bank letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions similar to those described in the “Debt” discussion above. At September 30, 2016, there were approximately $217.5 million of outstanding bank letters of credit in favor of third parties. Additionally, in accordance with applicable regulations, the Company utilizes letters of credit to secure statutory reserve credits when it retrocedes business to its affiliated subsidiaries. The Company cedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions, such as the U.S. and the UK. The Company believes the capital required to support the business in the affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of September 30, 2016, $907.9 million in letters of credit from various banks were outstanding, but undrawn, backing reinsurance between the various subsidiaries of the Company.
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
Additional sources of liquidity to meet unexpected cash outflows in excess of operating cash inflows and current cash and equivalents on hand include selling short-term investments or fixed maturity securities and drawing funds under a revolving credit facility, under which the Company had availability of $752.6 million as of September 30, 2016. The Company also has $838.3 million of funds available through collateralized borrowings from the FHLB as of September 30, 2016. As of September 30, 2016, the Company could have borrowed these additional amounts without violating any of its existing debt covenants.
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

	For the nine months ended September 30,
	2016	2015
	(Dollars in thousands)
Sources:
Net cash provided by operating activities	$1,019,872	$878,466
Proceeds from issuance of collateral finance and securitization notes	—	160,060
Proceeds from long-term debt issuance	799,984	—
Excess tax benefits from share-based payment arrangement	—	2,884
Exercise of stock options, net	11,752	12,551
Change in cash collateral for derivative positions and other arrangements	24,749	60,202
Cash provided by changes in universal life and other
investment type policies and contracts	487,808	—
Effect of exchange rate changes on cash	25,436	—
Total sources	2,369,601	1,114,163

Uses:
Net cash used in investing activities	2,247,406	184,942
Dividends to stockholders	74,034	69,111
Repayment of collateral finance and securitization notes	60,971	19,732
Debt issuance costs	9,026	1,074
Principal payments of long-term debt	1,850	1,776
Purchases of treasury stock	121,896	333,432
Cash used for changes in universal life and other
investment type policies and contracts	—	352,365
Effect of exchange rate changes on cash	—	49,708
Total uses	2,515,183	1,012,140
Net change in cash and cash equivalents	$(145,582)	$102,023
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
Contractual Obligations
The Company’s obligation for long-term debt, including interest, increased by $1,779.9 million since December 31, 2015 primarily related to the June 2016 issuance of senior notes and subordinated debentures as previously discussed. There were no other material changes in the Company’s contractual obligations from those reported in the 2015 Annual Report.
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
The Company’s liquidity position (cash and cash equivalents and short-term investments) was $1,506.4 million and $2,083.6 million at September 30, 2016 and December 31, 2015, respectively. Cash and cash equivalents includes cash collateral received from derivative counterparties of $305.7 million and $245.0 million as of September 30, 2016 and December 31, 2015, respectively. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in other liabilities in the Company’s condensed consolidated balance sheets. Liquidity needs are determined from valuation analyses conducted by operational units and are driven by product portfolios. Periodic evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.
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
The Company is a member of the FHLB and holds $51.8 million of FHLB common stock, which is included in other invested assets on the Company's condensed consolidated balance sheets. Membership provides the Company access to borrowing arrangements (“advances”) and funding agreements, discussed below, with the FHLB. RGA Reinsurance did not have any advances from the FHLB at September 30, 2016 and December 31, 2015. The Company’s average outstanding balance of advances was $0.5 million and $29.5 million during the third quarter and the first nine months of 2016, respectively, and was $6.1 million and $10.7 million during the third quarter and the first nine months of 2015, respectively. Interest on advances is reflected in interest expense on the Company's condensed consolidated statements of income.
In addition, the Company has also entered into funding agreements with the FHLB under guaranteed investment contracts whereby the Company has issued the funding agreements in exchange for cash and for which the FHLB has been granted a blanket lien on the Company's commercial and residential mortgage-backed securities and commercial mortgage loans used to collateralize the Company's obligations under the funding agreements. The Company maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreements represented by this blanket lien provide that upon any event of default by the Company, the FHLB's recovery is limited to the amount of the Company's liability under the outstanding funding agreements. The amount of the Company's liability for the funding agreements with the FHLB under guaranteed investment contracts was $956.2 million and $622.1 million at September 30, 2016 and December 31, 2015, respectively, which is included in interest sensitive contract liabilities on the Company's condensed consolidated balance sheets. The advances on these agreements are collateralized primarily by commercial and residential mortgage-backed securities, commercial mortgage loans, and U.S. Treasury and government agency securities. The amount of collateral exceeds the liability and is dependent on the type of assets collateralizing the guaranteed investment contracts.
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
Portfolio Composition
The Company had total cash and invested assets of $47.8 billion and $43.5 billion at September 30, 2016 and December 31, 2015, respectively, as illustrated below (dollars in thousands):

	September 30, 2016	% of Total	December 31, 2015	% of Total
Fixed maturity securities, available-for-sale	$33,536,419	70.2%	$29,642,905	68.1%
Mortgage loans on real estate	3,607,700	7.5	3,129,951	7.2
Policy loans	1,414,963	3.0	1,468,796	3.4
Funds withheld at interest	5,922,656	12.4	5,880,203	13.5
Short-term investments	126,702	0.3	558,284	1.3
Other invested assets	1,777,065	3.7	1,298,120	3.0
Cash and cash equivalents	1,379,693	2.9	1,525,275	3.5
Total cash and invested assets	$47,765,198	100.0%	$43,503,534	100.0%
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

	Three months ended September 30,			Nine months ended September 30,
	2016	2015	Increase/ (Decrease)	2016	2015	Increase/ (Decrease)
Average invested assets at amortized cost	$24,128,430	$20,988,046	15.0%	$22,982,245	$20,783,655	10.6%
Net investment income	263,111	240,168	9.6%	777,157	739,538	5.1%
Investment yield (ratio of net investment income to average invested assets)	4.43%	4.66%	(23) bps	4.53%	4.77%	(24) bps

Investment yield decreased for the three and nine months ended September 30, 2016 in comparison to the same period in the prior year due to the effect of low interest rate environment.

Fixed Maturity and Equity Securities Available-for-Sale
See “Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables that provide the amortized cost, unrealized gains and losses, estimated fair value of fixed maturity and equity securities, and the other-than-temporary impairments in AOCI by sector as of September 30, 2016 and December 31, 2015.
The Company’s fixed maturity securities are invested primarily in corporate bonds, mortgage- and asset-backed securities, and U.S. and foreign government securities. As of September 30, 2016 and December 31, 2015, approximately 95.0% and 94.6%, respectively, of the Company’s consolidated investment portfolio of fixed maturity securities were investment grade.
Important factors in the selection of investments include diversification, quality, yield, call protection and total rate of return potential. The relative importance of these factors is determined by market conditions and the underlying reinsurance liability and existing portfolio characteristics. The largest asset class in which fixed maturity securities were invested was corporate securities, which represented approximately 60.2% and 59.7% of total fixed maturity securities as of September 30, 2016 and December 31, 2015, respectively. See “Corporate Fixed Maturity Securities” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables showing the major industry types, which comprise the corporate fixed maturity holdings at September 30, 2016 and December 31, 2015.
As of September 30, 2016, the Company’s investments in Canadian and Canadian provincial government securities represented 12.3% of the fair value of total fixed maturity securities compared to 12.1% of the fair value of total fixed maturity securities at December 31, 2015. These assets are primarily high quality, long duration provincial strips, the valuation of which is closely linked to the interest rate curve. These assets are longer in duration and held primarily for asset/liability management to meet Canadian regulatory requirements. See “Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables showing the various sectors as of September 30, 2016 and December 31, 2015.
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
The quality of the Company’s available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity security portfolio, at September 30, 2016 and December 31, 2015 was as follows (dollars in thousands):

		September 30, 2016			December 31, 2015
NAIC Designation	Rating Agency Designation	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
1	AAA/AA/A	$19,794,556	$22,594,066	67.3%	$17,801,017	$19,231,535	64.8%
2	BBB	8,660,225	9,296,652	27.7	8,838,444	8,830,172	29.8
3	BB	1,010,694	1,027,001	3.1	1,054,449	1,001,614	3.4
4	B	451,456	441,887	1.3	399,417	359,591	1.2
5	CCC and lower	157,857	151,182	0.5	207,351	197,498	0.7
6	In or near default	23,108	25,631	0.1	22,299	22,495	0.1
	Total	$30,097,896	$33,536,419	100.0%	$28,322,977	$29,642,905	100.0%

The Company’s fixed maturity portfolio includes structured securities. The following table shows the types of structured securities the Company held at September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016		December 31, 2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Residential mortgage-backed securities:
Agency	$590,881	$642,041	$602,524	$634,077
Non-agency	656,796	669,651	675,474	677,400
Total residential mortgage-backed securities	1,247,677	1,311,692	1,277,998	1,311,477
Commercial mortgage-backed securities	1,402,249	1,475,033	1,456,848	1,483,087
Asset-backed securities	1,388,263	1,382,574	1,219,000	1,212,676
Total	$4,038,189	$4,169,299	$3,953,846	$4,007,240
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
Asset-backed securities include credit card and automobile receivables, student loans, home equity loans and collateralized debt obligations (primarily collateralized loan obligations). The Company owns floating rate securities that represent approximately 12.4% of the total fixed maturity securities at September 30, 2016 and December 31, 2015. These investments have a higher degree of income variability than the other fixed income holdings in the portfolio due to the floating rate nature of the interest payments. The Company holds these investments to match specific floating rate liabilities primarily reflected in the condensed consolidated balance sheets as collateral finance notes, as well as to enhance asset management strategies. In addition to the risks associated with floating rate securities, principal risks in holding asset-backed securities are structural, credit and capital market risks. Structural risks include the securities’ cash flow priority in the capital structure and the inherent prepayment sensitivity of the underlying collateral. Credit risks include the adequacy and ability to realize proceeds from the collateral. Credit risks are mitigated by credit enhancements which include excess spread, over-collateralization and subordination. Capital market risks include general level of interest rates and the liquidity for these securities in the marketplace.
The Company monitors its fixed maturity and equity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, the length of time and the extent to which the market value has been below amortized cost, compliance with covenants, general market and industry sector conditions, current intent and ability to hold securities, and various other subjective factors. Based on management's judgment, securities determined to have an other-than-temporary impairment in value are written down to fair value. For the nine months ended September 30, 2016, other-than-temporary impairments on corporate and other fixed maturity securities related primarily to emerging market and high-yield debt exposures. See “Investments – Other-than-Temporary Impairment” in Note 2 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in the 2015 Annual Report for additional information. The table below summarizes other-than-temporary impairments and changes in the mortgage loan provision for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Impairment losses on fixed maturity securities	$—	$23,111	$34,663	$29,775
Other impairment losses	15	926	2,178	5,480
Change in mortgage loan provision	247	(290)	(67)	(819)
Total	$262	$23,747	$36,774	$34,436
The fixed maturity impairments for the nine months ended September 30, 2016 and 2015 were largely related to high-yield energy and emerging market corporate securities. In addition, other impairment losses for the three and nine months ended September 30, 2016 and September 30, 2015 are due to impairments on limited partnerships and changes in the provision for equity release mortgages.

There has been increased focus on the energy sector spurred by lower prices for oil. The Company’s exposure to lower oil prices includes fixed maturity and equity securities, funds withheld at interest, credit default swaps and other investments. The fixed maturity and equity securities, and funds withheld at interest consist of corporate bonds, foreign agency bonds and non-redeemable preferred stock. The following table presents information regarding the Company's exposure to these investments as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016	December 31, 2015
Total energy sector investments, estimated fair value	$2,498,188	$2,342,803
Fixed maturity and equity securities:
Amortized cost	$2,254,682	$2,378,775
Net unrealized gains (losses)	130,002	(157,813)
Estimated fair value	$2,384,684	$2,220,962
Percentage investment grade	90.2%	89.0%
Net written credit default swaps, notional amount	$99,236	$110,608
At September 30, 2016 and December 31, 2015, the Company had $137.3 million and $627.5 million, respectively, of gross unrealized losses related to its fixed maturity and equity securities. The distribution of the gross unrealized losses related to these securities is shown below.

	September 30, 2016	December 31, 2015
Sector:
Corporate securities	75.6%	75.8%
Canadian and Canada provincial governments	—	0.4
Residential mortgage-backed securities	2.8	1.9
Asset-backed securities	14.1	2.9
Commercial mortgage-backed securities	0.4	1.8
State and political subdivisions	3.2	9.2
U.S. government and agencies	0.1	1.4
Other foreign government, supranational and foreign government-sponsored enterprises	3.8	6.6
Total	100.0%	100.0%
Industry:
Finance	14.2%	8.8%
Asset-backed	14.1	2.9
Industrial	51.5	62.1
Mortgage-backed	3.2	3.7
Government	7.1	17.6
Utility	9.9	4.9
Total	100.0%	100.0%
See “Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the total gross unrealized losses for fixed maturity and equity securities at September 30, 2016 and December 31, 2015, respectively, where the estimated fair value had declined and remained below amortized cost by less than 20% or more than 20%.
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
See “Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables that present the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for fixed maturity and equity securities that have estimated fair values below amortized cost, by class and grade security, as well as the length of time the related market value has remained below amortized cost as of September 30, 2016 and December 31, 2015.

As of September 30, 2016 and December 31, 2015, the Company classified approximately 7.0% and 8.2%, respectively, of its fixed maturity securities in the Level 3 category (refer to Note 6 – “Fair Value of Assets and Liabilities” in the Notes to Condensed Consolidated Financial Statements for additional information). These securities primarily consist of private placement corporate securities, bank loans, below investment grade commercial and residential mortgage-backed securities, collateralized loan obligations and subprime asset-backed securities with inactive trading markets.
See “Securities Borrowing and Other” in Note 4 - “Investments” in the Notes to Condensed Consolidated Financial Statements for information related to the Company’s securities borrowing, repurchase and repurchase/reverse repurchase programs.
Mortgage Loans on Real Estate
Mortgage loans represented approximately 7.5% and 7.2% of the Company’s cash and invested assets as of September 30, 2016 and December 31, 2015, respectively. The Company’s mortgage loan portfolio consists of U.S. and Canada based investments primarily in commercial offices, light industrial properties and retail locations. The mortgage loan portfolio is diversified by geographic region and property type. Additional information on geographic concentration and property type can be found under "Mortgage Loans on Real Estate" in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements.
As of September 30, 2016 and December 31, 2015, the Company’s mortgage loans, gross of valuation allowances, were distributed geographically as follows (dollars in thousands):

	September 30, 2016		December 31, 2015
	Recorded Investment	% of Total	Recorded Investment	% of Total
Pacific	$1,094,576	30.3%	$894,411	28.5%
South Atlantic	695,783	19.2	663,528	21.2
Mountain	593,835	16.4	486,699	15.5
East North Central	409,324	11.3	337,002	10.7
West North Central	319,937	8.9	274,760	8.8
West South Central	288,569	8.0	237,549	7.6
Middle Atlantic	96,813	2.7	151,084	4.8
East South Central	66,862	1.8	59,630	1.9
New England	13,836	0.4	32,101	1.0
Subtotal - U.S.	3,579,535	99.0	3,136,764	100.0
Canada	34,911	1.0	—	—
Total	$3,614,446	100.0%	$3,136,764	100.0%
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
Policy Loans
Policy loans comprised approximately 3.0% and 3.4% of the Company’s cash and invested assets as of September 30, 2016 and December 31, 2015, respectively, the majority of which are associated with one client. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. The Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.

Funds Withheld at Interest
Funds withheld at interest comprised approximately 12.4% and 13.5% of the Company’s cash and invested assets as of September 30, 2016 and December 31, 2015, respectively. For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company, and are reflected as funds withheld at interest on the Company’s condensed consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances against amounts owed by the ceding company. Interest accrues to the total funds withheld at interest assets at rates defined by the treaty terms. Additionally, under certain treaties the Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had an average financial strength rating of “A” at September 30, 2016 and December 31, 2015. Certain ceding companies maintain segregated portfolios for the benefit of the Company.
Other Invested Assets
Other invested assets include equity securities, limited partnership interests, joint ventures (other than operating joint ventures), structured loans, derivative contracts, FVO contractholder-directed unit-linked investments, FHLB common stock, real estate held-for-investment and equity release mortgages. Other invested assets represented approximately 3.7% and 3.0% of the Company’s cash and invested assets as of September 30, 2016 and December 31, 2015, respectively. See “Other Invested Assets” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the carrying value of the Company’s other invested assets by type as of September 30, 2016 and December 31, 2015.

The Company utilizes derivative financial instruments to protect the Company against possible changes in the fair value of its investment portfolio as a result of interest rate changes, to hedge against risk of changes in the purchase price of securities, to hedge liabilities associated with the reinsurance of variable annuities with guaranteed living benefits and to manage the portfolio’s effective yield, maturity and duration. In addition, the Company utilizes derivative financial instruments to reduce the risk associated with fluctuations in foreign currency exchange rates. The Company uses both exchange-traded, centrally cleared, and customized over-the-counter derivative financial instruments.
See Note 5 - “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the notional amounts and fair value of investment related derivative instruments held at September 30, 2016 and December 31, 2015.
The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value at the reporting date plus or minus any collateral posted or held by the Company. The Company had no credit exposure related to its derivative contracts, excluding futures and mortality swaps, at September 30, 2016, as the net amount of collateral pledged to the Company from counterparties exceeded the fair value of the derivative contracts. The Company had credit exposure related to its derivative contracts, excluding futures and mortality swaps, of $7.8 million at December 31, 2015.
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
The Company’s Global Chief Risk Officer (“CRO”) leads the dedicated ERM function. The CRO reports to the President and has direct access to the Board through the FIRM Committee with formal reporting occurring quarterly. The CRO is supported by a network of Business Unit Chief Risk Officers and Risk Management Officers throughout the business who are responsible for the analysis and management of risks within their scope. A Lead Risk Management Officer is assigned to each risk to take overall responsibility to monitor and assess the risk consistently across all markets.
In addition to leading the ERM function, the CRO also chairs the Company’s Risk Management Steering Committee (“RMSC”), which is made up of senior management executives, including the Chief Executive Officer ("CEO"), the President, the Chief Financial Officer ("CFO"), and the Chief Operating Officer, among others. The RMSC approves targets and limits for each material risk at the consolidated level and reviews these limits at least annually. Exposure to these risks is calculated and presented to the RMSC at least quarterly. Any waiver or exception to established risk limits needs to be approved by the RMSC. The Company also has risk-focused committees such as the Business Continuity and Information Governance Steering Committee, Consolidated Investment Committee, Derivatives Risk Oversight Committee, Asset Liability Management Committee, Actuarial Standards Group, Collateral and Liquidity Committee, and the Currency Risk Management Committee. These committees are comprised of various risk and technical experts and have overlapping membership, enabling consistent and holistic management of risks. These committees report directly or indirectly to the RMSC. In addition to the risk committees at a consolidated level, some of RGA’s operating entities have risk management committees that oversee relevant risks relative to segment-level risk targets and limits.
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
Variable Annuities
The Company reinsures variable annuities including those with guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”) and guaranteed minimum withdrawal benefits (“GMWB”). Strong equity markets, increases in interest rates and decreases in equity market volatility will generally decrease the fair value of the liabilities underlying the benefits. Conversely, a decrease in the equity markets along with a decrease in interest rates and an increase in equity market volatility will generally result in an increase in the fair value of the liabilities underlying the benefits, which has the effect of increasing reserves and lowering earnings. The Company maintains a customized dynamic hedging program that is designed to substantially mitigate the risks associated with income volatility around the change in reserves on guaranteed benefits, ignoring the Company’s own credit risk assessment. However, the hedge positions may not fully offset the changes in the carrying value of the guarantees due to, among other things, time lags, high levels of volatility in the equity and derivative markets, extreme swings in interest rates, unexpected contract holder behavior, and divergence between the performance of the underlying funds and hedging indices. These factors, individually or collectively, may have a material adverse effect on the Company’s net income, financial condition or liquidity. The table below provides a summary of variable annuity account values and the fair value of the guaranteed benefits as of September 30, 2016 and December 31, 2015.

(dollars in millions)	September 30, 2016	December 31, 2015
No guarantee minimum benefits	$739	$782
GMDB only	58	62
GMIB only	5	5
GMAB only	29	33
GMWB only	1,370	1,425
GMDB / WB	342	359
Other	20	22
Total variable annuity account values	$2,563	$2,688
Fair value of liabilities associated with living benefit riders	$276	$192
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

Generally, RGA’s insurance subsidiaries retrocede amounts in excess of their retention to RGA Reinsurance, Parkway Re, RGA Barbados, RGA Americas, Rockwood Re, Manor Re, RGA Worldwide or RGA Atlantic. External retrocessions are arranged through the Company’s retrocession pools for amounts in excess of its retention. As of September 30, 2016, all retrocession pool members in this excess retention pool rated by the A.M. Best Company were rated “A-” or better. A rating of “A-” is the fourth highest rating out of fifteen possible ratings. For a majority of the retrocessionaires that were not rated, letters of credit or trust assets have been given as additional security. In addition, the Company performs annual financial and in force reviews of its retrocessionaires to evaluate financial stability and performance.
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
New Accounting Standards
See Note 13 — “New Accounting Standards” in the Notes to Condensed Consolidated Financial Statements.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in the Company’s quantitative or qualitative aspects of market risk during the quarter ended September 30, 2016 from that disclosed in the 2015 Annual Report. See “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk”, which is included herein, for additional information.

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
There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A.  Risk Factors
There were no material changes from the risk factors disclosed in the 2015 Annual Report, as updated by the risk factors disclosed in the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2016.
ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes RGA’s repurchase activity of its common stock during the quarter ended September 30, 2016:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program
July 1, 2016 - July 31, 2016	4,873	$92.81	4,681	$283,478,453
August 1, 2016 - August 31, 2016	5,989	$102.33	—	$283,478,453
September 1, 2016 - September 30, 2016	359	$108.45	—	$283,478,453

(1)
RGA repurchased 4,681 shares of common stock under its share repurchase program for $0.4 million during July 2016. The Company net settled - issuing 714, 17,144 and 1,030 shares from treasury and repurchasing from recipients 192, 5,989 and 359 shares in July, August and September, respectively, in settlement of income tax withholding requirements incurred by the recipients of an equity incentive award.

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

Reinsurance Group of America, Incorporated
Date: November 2, 2016	By:	/s/ A. Greig Woodring
A. Greig Woodring
Chief Executive Officer
(Principal Executive Officer)
Date: November 2, 2016	By:	/s/ Todd C. Larson
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