Form 10-K
period 2016-12-31
REINSURANCE GROUP OF AMERICA INC
filed 2017-02-28
CIK 898174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2016

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number 1-11848
REINSURANCE GROUP OF AMERICA, INCORPORATED
(Exact name of registrant as specified in its charter)

Missouri	43-1627032
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16600 Swingley Ridge Road, Chesterfield, Missouri	63017
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (636) 736-7000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01	New York Stock Exchange
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
Large accelerated filer ☒       Accelerated filer ☐        Non-accelerated filer  ☐        Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company.  Yes ☐  No ☒
The aggregate market value of the stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2016, as reported on the New York Stock Exchange was approximately $6.2 billion.
As of January 31, 2017, 64,334,902 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders (“the Proxy Statement”) to be held May 23, 2017, to be filed by the Registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2016.

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
The Company is a leading global provider of traditional life and health reinsurance and financial solutions with operations in the U.S., Latin America, Canada, Europe, Africa, Asia and Australia. Reinsurance is an arrangement under which an insurance company, the “reinsurer,” agrees to indemnify another insurance company, the “ceding company,” for all or a portion of the insurance and/or investment risks underwritten by the ceding company. Reinsurance is designed to (i) reduce the net amount at risk on individual risks, thereby enabling the ceding company to increase the volume of business it can underwrite, as well as increase the maximum risk it can underwrite on a single risk; (ii) stabilize operating results by leveling fluctuations in the ceding company’s loss experience; (iii) assist the ceding company in meeting applicable regulatory requirements; and (iv) enhance the ceding company’s financial strength and surplus position.
The Company has geographic-based and business-based operational segments: U.S. and Latin America; Canada; Europe, Middle East and Africa; Asia Pacific; and Corporate and Other. Geographic-based operations are further segmented into traditional and financial solutions businesses. The Company’s segments primarily write reinsurance business that is wholly or partially retained in one or more of RGA’s reinsurance subsidiaries. See “Segments” for more information concerning the Company’s operating segments.
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
Facultative and automatic reinsurance may be written as yearly renewable term, coinsurance, modified coinsurance or coinsurance with funds withheld. Under a yearly renewable term treaty, the reinsurer assumes primarily the mortality or morbidity risk. Under a coinsurance arrangement, depending upon the terms of the contract, the reinsurer may share in the risk of loss due to mortality or morbidity, lapses, and the investment risk, if any, inherent in the underlying policy. Modified coinsurance and coinsurance with funds withheld differ from coinsurance in that the assets supporting the reserves are retained by the ceding company.
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
Financial Solutions
Financial solutions include longevity reinsurance, asset-intensive reinsurance, and financial reinsurance.
Longevity Reinsurance
In many countries, companies are increasingly interested in reducing their exposure to longevity risk related to employee retirement benefits. This concern comes from both the absolute size of the risk and also through the volatility that changes in life expectancy can have on their reported earnings. In addition, insurance companies that offer lifetime annuities are seeking ways to manage their current exposure, while also recognizing the potential to take on more risk from employers and individuals.
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
An ongoing partnership with clients is important with asset-intensive reinsurance because of the active management involved in this type of reinsurance. This active management includes investment decisions, investment and claims management, and the determination of non-guaranteed elements. Some examples of asset-intensive reinsurance are: fixed deferred annuities, indexed annuities, unit-linked variable annuities, universal life corporate-owned life insurance and bank-owned life insurance, unit-linked variable life, immediate/payout annuities, whole life, disabled life reserves, and extended term insurance.
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
As a holding company, RGA is separate and distinct from its subsidiaries and has no significant business operations of its own. Therefore, it relies on the dividends from its insurance companies and other subsidiaries as the principal source of cash flow to meet its obligations, pay dividends and repurchase common stock. Information regarding the cash flow and liquidity needs of RGA may be found in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

Regulation
The following table provides the jurisdiction of the regulatory authority for RGA’s primary operating and captive subsidiaries:

Subsidiary	Regulatory Authority Jurisdiction
RGA Reinsurance Company (“RGA Reinsurance”)	Missouri
Parkway Reinsurance Company (“Parkway Re”)	Missouri
Rockwood Reinsurance Company (“Rockwood Re”)	Missouri
Castlewood Reinsurance Company (“Castlewood Re”)	Missouri
Chesterfield Reinsurance Company (“Chesterfield Re”)	Missouri
Reinsurance Company of Missouri, Incorporated (“RCM”)	Missouri
Timberlake Reinsurance Company II (“Timberlake Re”)	South Carolina
RGA Life Reinsurance Company of Canada (“RGA Canada”)	Canada
RGA Reinsurance Company (Barbados) Ltd. (“RGA Barbados”)	Barbados
RGA Americas Reinsurance Company, Ltd. (“RGA Americas”)	Bermuda
Manor Reinsurance, Ltd. (“Manor Re”)	Barbados
RGA Atlantic Reinsurance Company Ltd. (“RGA Atlantic”)	Barbados
RGA Worldwide Reinsurance Company, Ltd. (“RGA Worldwide”)	Barbados
RGA Global Reinsurance Company, Ltd. (“RGA Global”)	Bermuda
RGA Reinsurance Company of Australia Limited (“RGA Australia”)	Australia
RGA International Reinsurance Company dac (“RGA International”)	Ireland
RGA Reinsurance Company of South Africa, Limited (“RGA South Africa”)	South Africa
Aurora National Life Assurance Company (“Aurora National”)	California
Certain of the Company’s subsidiaries are subject to regulations in the other jurisdictions in which they are licensed or authorized to do business. Insurance laws and regulations, among other things, establish minimum capital requirements and limit the amount of dividends, distributions, and intercompany payments that affiliates can make without regulatory approval. Additionally, insurance laws and regulations impose restrictions on the amounts and types of investments that insurance companies may hold. New standards imposed upon European insurers by Solvency II, revisions to the insurance laws of Bermuda similar to Solvency II, changes to regulations in Canada and revisions to the insurance holding company laws in the U.S. and other jurisdictions could, in the near future, affect certain subsidiaries, and the clients of each, to varying degrees.
U.S. Regulation
Insurance Regulation
The insurance laws and regulations, as well as the level of supervisory authority that may be exercised by the various state insurance departments, vary by jurisdiction. These laws and regulations generally grant broad powers to supervisory agencies or regulators to examine and supervise insurance companies and insurance holding companies with respect to every significant aspect of the conduct of the insurance business. This includes the power to pre-approve the execution or modification of contractual arrangements. These laws and regulations generally require insurance companies to meet certain solvency standards and asset tests, to maintain minimum standards of financial strength and to file certain reports with regulatory authorities (including information concerning their capital structure, ownership and financial condition). These laws and regulations subject insurers to potential assessments for amounts paid by guarantee funds. RGA Reinsurance, Chesterfield Re and RCM are subject to the state of Missouri’s adoption of the National Association of Insurance Commissioners (“NAIC”) Model Audit Rule which requires an insurer to have an annual audit by an independent certified public accountant, provide an annual management report of internal control over financial reporting, file the resulting reports with the Director of Insurance and maintain an audit committee. Aurora National is subject to similar regulation by the State of California. Moreover, Insurance Holding Company System Regulatory Acts in the U.S. permit the Missouri regulator to request and consider, in its regulation of the solvency of and capital standards for RGA Reinsurance, Chesterfield Re and RCM and the California regulator to request and consider, in its regulation of the solvency of and capital standards for Aurora National, information about the operations of other subsidiaries of RGA and the extent to which there may be deemed to exist contagion risk posed by those operations. In addition, RGA is subject to a supervisory college which involves regular meetings of the insurance regulators of the reinsurance entities of RGA. These regular meetings bring about additional questions and perhaps even limitations on some of the activities of the reinsurance company subsidiaries of RGA.
RGA’s reinsurance subsidiaries are required to file statutory financial statements in each jurisdiction in which they are licensed and may be subject to onsite, periodic examinations by the insurance regulators of the jurisdictions in which each is licensed, authorized, or accredited. To date, none of the regulators’ reports related to the Company’s periodic examinations have contained material adverse findings.

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
RGA Reinsurance is the primary subsidiary of the Company subject to Regulation XXX. In order to manage the effect of Regulation XXX on its statutory financial statements, RGA Reinsurance has retroceded a majority of Regulation XXX reserves to unaffiliated and affiliated unlicensed reinsurers and special purpose reinsurers, or captives. RGA Reinsurance’s statutory capital may be significantly reduced if the unaffiliated or affiliated reinsurer is unable to provide the required collateral to support RGA Reinsurance’s statutory reserve credits and RGA Reinsurance cannot find an alternative source for the collateral. New NAIC requirements for life insurers using special purpose reinsures are now in place. While RGA Reinsurance’s current reserve financing arrangements using special purpose reinsurers or “captive reinsurers” are permitted to remain in place, the new rules place limitations on RGA Reinsurance’s ability to utilize captive reinsurers to finance reserve growth related to future business. Such limitations have caused the Company to utilize alternative retrocession strategies, primarily involving the use of a certified reinsurer as discussed below.
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
Based on the growth of the Company’s business and the pattern of reserve levels under Regulation XXX associated with term life business and other statutory reserve requirements, the amount of ceded reserve credits is expected to grow, albeit at slower rates than in the immediate past. This growth will require the Company to obtain additional letters of credit, put additional assets in trust, or utilize other funding mechanisms to support reserve credits. If the Company is unable to support the reserve credits, the regulatory capital levels of several of its subsidiaries may be significantly reduced, while the regulatory capital requirements for these subsidiaries would not change. The reduction in regulatory capital could affect the Company’s ability to write new business and retain existing business.
Affiliated captives are commonly used in the insurance industry to help manage statutory reserve and collateral requirements and are often domiciled in the same state as the insurance company that sponsors the captive. The NAIC has analyzed the insurance industry’s use of affiliated captive reinsurers to satisfy certain reserve requirements and has adopted measures to promote uniformity in both the approval and supervision of such reinsurers. New standards to address the use of captive reinsurers were implemented, allowing current captives to continue in accordance with their currently approved plans. State insurance regulators that regulate the Company’s domestic insurance companies have placed additional restrictions on the use of newly established captive reinsurers which may increase costs and add complexity. As a result, the Company may need to alter the type and volume of business it reinsures, increase prices on those products, raise additional capital to support higher regulatory reserves or implement higher cost strategies.
In the U.S., the introduction of the certified reinsurer has provided an alternative way to manage collateral requirements. In 2014, RGA Americas was designated as a certified reinsurer by the Missouri Department of Insurance, Financial Institutions and Professional Registration (“MDOI”). This designation allows the Company to retrocede business to RGA Americas in lieu of using captives for collateral requirements. Effective in 2017, principles-based reserves are permitted in the U.S. During 2016, the NAIC amended the standard valuation law to adopt life principles-based reserving to be effective January 1, 2017, allowing a three-year adoption period. The Company is currently evaluating the impact of the new requirements and expects to defer implementation until 2019. The Company has chosen not to establish captives subject to the new regulations as it evaluates the impact of the regulations on new captives, and how these new captives fit into the Company’s overall risk management and financing programs.
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
Capital Requirements
Risk-Based Capital (“RBC”) guidelines promulgated by the NAIC are applicable to RGA Reinsurance, RCM, Aurora National and Chesterfield Re, and identify minimum capital requirements based upon business levels and asset mix. These subsidiaries maintain capital levels in excess of the amounts required by the applicable guidelines. Timberlake Re, Parkway Re, Rockwood Re and Castlewood Re’s capital requirements are determined solely by their licensing orders issued by their states of domicile. Pursuant to its licensing order issued by the South Carolina Department of Insurance, Timberlake Re only calculates RBC as a means of demonstrating its ability to pay principal and interest on its surplus note issued to Timberlake Financial, L.L.C. (“Timberlake Financial”). It is not otherwise subject to the RBC guidelines. Similarly, Parkway Re, Rockwood Re and Castlewood Re are not subject to the requirements of the NAIC’s RBC guidelines. Regulations in international jurisdictions also require certain minimum capital levels, and subject the companies operating in such jurisdictions, to oversight by the applicable regulatory bodies. RGA’s subsidiaries meet the minimum capital requirements in their respective jurisdictions. The Company cannot predict the effect that any proposed or future legislation or rulemaking in the countries in which it operates may have on the financial condition or operations of the Company or its subsidiaries.
Insurance Holding Company Regulations
RGA Reinsurance, Chesterfield Re, Parkway Re, Rockwood Re, Castlewood Re and RCM are subject to regulation under the insurance and insurance holding company statutes of Missouri. Aurora National is subject to regulation under the insurance and insurance holding company statutes of California. These insurance holding company laws and regulations generally require insurance and reinsurance subsidiaries of insurance holding companies to register and file with the home state regulator certain reports describing, among other information, capital structure, ownership, financial condition, certain intercompany transactions, and general business operations. The insurance holding company statutes and regulations also require prior approval of, or in certain circumstances, prior notice to the home state regulator of, certain material intercompany transfers of assets, as well as certain transactions between insurance companies, their parent companies and affiliates.
Under current Missouri and California insurance laws and regulations, unless (i) certain filings are made with the home state regulator, (ii) certain requirements are met, including a public hearing, and (iii) approval or exemption is granted by the home state regulator, no person may acquire any voting security or security convertible into a voting security of an insurance holding company, such as RGA, which controls a domestic insurance company, or merge with such an insurance holding company, if as a result of such transaction such person would “control” the insurance holding company. “Control” is presumed to exist under Missouri law if a person directly or indirectly owns or controls 10% or more of the voting securities of another person. Revisions to the insurance holding company regulations of Missouri and California require increased disclosure to regulators of matters within the RGA group of companies.
Restrictions on Dividends and Distributions
Current Missouri law, applicable to RCM and its subsidiaries, RGA Reinsurance and Chesterfield Re, permits the payment of dividends or distributions which, together with dividends or distributions paid during the preceding twelve months, do not exceed the greater of (i) 10% of statutory capital and surplus as of the preceding December 31, or (ii) statutory net gain from operations for the preceding calendar year. Any proposed dividend in excess of this amount is considered an “extraordinary dividend” and may not be paid until it has been approved, or a 30-day waiting period has passed during which it has not been disapproved, by the Director of the MDOI. Additionally, dividends may be paid only to the extent the insurer has unassigned surplus (as opposed to contributed surplus). Historically, RGA has not relied upon dividends from its subsidiaries to fund its obligations. However, the regulatory limitations and other restrictions described herein could limit the Company’s financial flexibility in the future should it choose to or need to use subsidiary dividends as a funding source for its obligations. See Note 11 - “Financial Condition and Net Income on a Statutory Basis - Significant Subsidiaries” in the Notes to Consolidated Financial Statements for additional information on the Company’s dividend restrictions.

The California Insurance Holding Company Act defines an extraordinary dividend consistent with the definition found in the Missouri Insurance Holding Company Act and imposes an identical restriction upon the ability of Aurora National to pay dividends to RGA Reinsurance. In contrast to both the Missouri and the California Insurance Holding Company Acts, the NAIC Model Insurance Holding Company System Regulatory Act defines an extraordinary dividend as a dividend or distribution which, together with dividends or distributions paid during the preceding twelve months, exceeds the lesser of (i) 10% of statutory capital and surplus as of the preceding December 31, or (ii) statutory net gain from operations for the preceding calendar year. The Company is unable to predict whether, when, or if, Missouri will enact a new regulation for extraordinary dividends.
Missouri insurance laws and regulations also require that the statutory surplus of Chesterfield Re, RCM and RGA Reinsurance following any dividend or distribution be reasonable in relation to their outstanding liabilities and adequate to meet their financial needs. The Director of the MDOI may call for a rescission of the payment of a dividend or distribution by these entities that would cause their statutory surplus to be inadequate under the standards of the Missouri insurance regulations. California insurance laws and regulations impose the same restrictions on Aurora National as to the dividends or distributions that are made.
Pursuant to the South Carolina Director of Insurance, Timberlake Re may declare dividends subject to a minimum Total Adjusted Capital threshold, as defined by the NAIC’s RBC regulation. As of December 31, 2016, Timberlake Re met the minimum required threshold. Any dividends paid by Timberlake Re would be paid to Timberlake Financial, which in turn is subject to contractual limitations on the amount of dividends it can pay to RCM.
Dividend payments from non-U.S. operations are subject to similar restrictions established by local regulators. The non-U.S. regulatory regimes also commonly limit the dividend payments to the parent to a portion of the prior year’s statutory income, as determined by the local accounting principles. The regulators of the Company’s non-U.S. operations may also limit or prohibit profit repatriations or other transfers of funds to the U.S. if such transfers are deemed to be detrimental to the solvency or financial strength of the non-U.S. operations, or for other reasons. Most of the non-U.S. operating subsidiaries are second tier subsidiaries which are owned by various non-U.S. holding companies. The capital and rating considerations applicable to the first tier subsidiaries may also impact the dividend flow to RGA.
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
Federal Regulation
Since the 2010 enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act, there has been renewed interest in the U.S. federal government becoming a regulator of insurance and reinsurance. Under the Dodd-Frank Act, recent activity by the Federal Insurance Office within the U.S. Treasury Department has resulted in the negotiation of a “covered agreement” with the European Union. The covered agreement, while promoting the recognition of U.S. state insurance regulators as group supervisors of U.S.-based global reinsurers such as RGA, also provides for an elimination of the collateral that reinsurers based in the European Union must currently post in favor of U.S. ceding insurers. This agreement, coupled with new state credit for reinsurance laws, has the potential to lower the cost at which RGA Reinsurance’s competitors are able to provide reinsurance to U.S. insurers. Additionally under the Dodd-Frank Act, a few of RGA’s client ceding insurers domiciled in the U.S. have been designated for solvency supervision by the Federal Reserve. These entities have been designated systemically important so as to warrant the imposition of an additional layer of regulation over already existing state regulation. While it is not expected that any RGA entity would be deemed to be systemically important and become subject to this additional scrutiny, the reinsurance programs RGA maintains with the insurers so designated as systemically important are subject to scrutiny by the Federal Reserve. It is possible that more of RGA’s clients will be given this designation leading to additional scrutiny of those clients’ reinsurance programs by the Federal Reserve. With the regulation of some U.S. domiciled insurers by the U.S. government, it is possible that the scope of the federal government’s ability to regulate insurers and reinsurers will be expanded. It is not possible to predict the effect of such decisions or changes in law on the operation of the Company, but the Dodd-Frank Act makes it more likely than in the past that insurance or reinsurance may be regulated at the federal level. A shift in regulation from the state to the federal level may bring into question the continued validity of the McCarran-Ferguson Act, which exempts the “business of insurance” from most federal laws, including anti-trust laws. With the McCarran-Ferguson Act exemption for the business of insurance, a reinsurer may set rate, underwriting and claims handling standards for its ceding company clients to follow.

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
International Regulation
RGA’s international insurance operations are principally regulated by insurance regulatory authorities in the jurisdictions in which they are located or operate branch offices. The regulation includes minimum capital, solvency and governance requirements. The authority of RGA’s international operations to conduct business is subject to licensing requirements, inspections and approvals and these authorizations are subject to modification and revocation. Periodic examinations of the insurance company books and records, financial reporting requirements, risk management processes and governance procedures are among the techniques used by regulators to supervise RGA’s non-U.S. insurance businesses. The regulators of RGA’s non-U.S. insurance companies and the California Department of Insurance are also invited to be part of the supervisory college held by the Missouri Department of Insurance, RGA’s group supervisor.
Much like the adoption of Dodd-Frank in the U.S., regulators around the world are reviewing the causes of the 2008 - 2009 financial crisis and considering ways to avoid similar problems in the future. A group leading this effort is the Financial Stability Board (“FSB”). The FSB consists of representatives of national financial authorities of the G20 nations. The G20 and the FSB and related governmental bodies have developed proposals to address issues such as group supervision, capital and solvency standards, systemic economic risk and corporate governance, including executive compensation and many other related issues associated with the financial crisis. At the direction of the FSB, the International Association of Insurance Supervisors (“IAIS”) is developing a model framework for the supervision of internationally active insurance groups (“IAIG’s”) that contemplates “group-wide supervision” across national boundaries. RGA anticipates that it may, in future years, be designated an IAIG bringing about requirements for RGA to conduct a group-wide risk and solvency assessment to monitor and manage its overall solvency. At this time RGA cannot predict what additional capital requirements, compliance costs or other burdens these requirements would impose on it, if adopted. There is also the potential for inconsistent or conflicting regulation of the RGA group of companies as lawmakers and regulators in multiple jurisdictions simultaneously pursue these initiatives.
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
New and proposed restrictions in many European and Asian countries on RGA’s ability to transfer data from one country to another also threaten to make its operations less efficient. Many of these restrictions either do not anticipate the processing of data for reinsurance purposes at all or place costly restrictions on the ability of a reinsurer to service its business by requiring processing to be done within the borders of the country in which the insured consumer resides.

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

Insurer Financial Strength Ratings	A.M. Best Company (1)	Moody’s Investors Service (2)	Standard & Poor’s (3)
RGA Reinsurance Company	A+	A1	AA-
RGA Life Reinsurance Company of Canada	A+	Not Rated	AA-
RGA International Reinsurance Company dac	Not Rated	Not Rated	AA-
RGA Global Reinsurance Company, Ltd.	Not Rated	Not Rated	AA-
RGA Reinsurance Company of Australia Limited	Not Rated	Not Rated	AA-
RGA Americas Reinsurance Company, Ltd.	A+	Not Rated	AA-
RGA Atlantic Reinsurance Company Ltd.	A+	Not Rated	Not Rated

(1)
An A.M. Best Company (“A.M. Best”) insurer financial strength rating of “A+” (superior) is the second highest out of sixteen possible ratings and is assigned to companies that have, in A.M. Best’s opinion, a superior ability to meet their ongoing insurance obligations.

(2)
A Moody’s Investors Service (“Moody’s”) insurer financial strength rating of “A1” (good) is the fifth highest rating out of twenty-one possible ratings and indicates that Moody’s believes the insurance company offers good financial security; however, elements may be present which suggest a susceptibility to impairment sometime in the future.

(3)
A Standard & Poor’s (“S&P”) insurer financial strength rating of “AA-” (very strong) is the fourth highest rating out of twenty-three possible ratings. According to S&P’s rating scale, a rating of “AA-” means that, in S&P’s opinion, the insurer has very strong financial security characteristics.

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
Operations
The Company’s business has been primarily obtained directly, rather than through brokers. The Company has an experienced sales and marketing staff that works to provide responsive service and maintain existing relationships.
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
Customer Base
The Company provides reinsurance products primarily to the largest life insurance companies in the world. In 2016, the Company’s five largest clients generated approximately $2.1 billion or 20.6% of the Company’s gross premiums. In addition, 21 other clients each generated annual gross premiums of $100.0 million or more, and the aggregate gross premiums from these clients represented approximately 35.7% of the Company’s gross premiums. No individual client generated 10% or more of the Company’s total gross premiums. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.
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
Employees
As of December 31, 2016, the Company had 2,482 employees located throughout the world. None of these employees are represented by a labor union.

C.	Segments
The Company obtains substantially all of its revenues through reinsurance agreements that cover a portfolio of life and health insurance products, including term life, credit life, universal life, whole life, group life and health, joint and last survivor insurance, critical illness, disability, longevity as well as asset-intensive (e.g., annuities) and financial reinsurance. Generally, the Company, through various subsidiaries, has provided reinsurance for mortality, morbidity, and lapse risks associated with such products. With respect to asset-intensive products, the Company has also provided reinsurance for investment-related risks. In the fourth quarter of 2016, the Company changed the name of its Non-Traditional segments to Financial Solutions. The name change better aligns external reports to internally used terminology. This name change does not affect any previously reported results for the Financial Solutions segments.

The following table sets forth the Company’s premiums attributable to each of its segments for the periods indicated on both a gross assumed basis and net of premiums ceded to third parties:
Gross and Net Premiums by Segment
(in millions)

	Year Ended December 31,
	2016		2015		2014
	Gross	Net	Gross	Net	Gross	Net

U.S. and Latin America:
Traditional	$5,865.6	$5,249.6	$5,413.7	$4,806.7	$5,013.3	$4,725.5
Financial Solutions	64.6	24.4	61.0	22.2	59.5	20.1
Total U.S. and Latin America	5,930.2	5,274.0	5,474.7	4,828.9	5,072.8	4,745.6

Canada:
Traditional	965.1	928.6	881.2	838.9	1,002.9	953.4
Financial Solutions	38.7	38.7	38.0	38.0	21.2	21.2
Total Canada	1,003.8	967.3	919.2	876.9	1,024.1	974.6

Europe, Middle East and Africa:
Traditional	1,171.0	1,140.1	1,147.0	1,121.5	1,187.8	1,157.4
Financial Solutions	264.7	180.3	260.9	171.8	216.6	216.6
Total Europe, Middle East and Africa	1,435.7	1,320.4	1,407.9	1,293.3	1,404.4	1,374.0

Asia Pacific:
Traditional	1,731.8	1,681.5	1,592.6	1,551.6	1,581.6	1,540.9
Financial Solutions	5.4	5.4	19.5	19.5	34.0	34.0
Total Asia Pacific	1,737.2	1,686.9	1,612.1	1,571.1	1,615.6	1,574.9

Corporate and Other	0.3	0.3	0.5	0.5	0.8	0.8
Total	$10,107.2	$9,248.9	$9,414.4	$8,570.7	$9,117.7	$8,669.9
The following table sets forth selected information concerning assumed life reinsurance business in force and assumed new business volume by segment for the periods indicated. The terms “in force” and “new business” refer to insurance policy face amounts or net amounts at risk.
Reinsurance Business In Force and New Business by Segment
(in billions)

	As of December 31,
	2016		2015		2014
	In Force	New Business	In Force	New Business	In Force	New Business
U.S. and Latin America:
Traditional	$1,609.3	$126.4	$1,594.3	$203.9	$1,483.9	$176.9
Financial Solutions	2.1	—	2.1	—	1.4	—
Total U.S. and Latin America	1,611.4	126.4	1,596.4	203.9	1,485.3	176.9

Canada:
Traditional	355.7	34.9	333.0	38.6	402.8	48.3
Financial Solutions	—	—	—	—	—	—
Total Canada	355.7	34.9	333.0	38.6	402.8	48.3

Europe, Middle East and Africa:
Traditional	603.0	169.8	602.7	171.6	561.1	175.2
Financial Solutions	—	—	—	—	—	—
Total Europe, Middle East and Africa	603.0	169.8	602.7	171.6	561.1	175.2

Asia Pacific:
Traditional	492.2	73.7	462.7	76.9	494.0	81.6
Financial Solutions	0.2	—	0.3	—	0.3	—
Total Asia Pacific	492.4	73.7	463.0	76.9	494.3	81.6
Total	$3,062.5	$404.8	$2,995.1	$491.0	$2,943.5	$482.0

Reinsurance business in force reflects the addition or acquisition of new life reinsurance business, offset by terminations (e.g., life and group contract terminations, lapses of underlying policies, deaths of insureds, and recapture), changes in foreign currency exchange, and any other changes in the amount of insurance in force. As a result of terminations and other changes, assumed in force amounts at risk of $337.4 billion, $439.4 billion, and $428.4 billion were released in 2016, 2015 and 2014, respectively.
Additional information regarding the operations of the Company’s segments and geographic operations is contained in Note 15 – “Segment Information” in the Notes to Consolidated Financial Statements.
U.S. and Latin America Operations
The U.S. and Latin America operations represented 57.0%, 56.3% and 54.7% of the Company’s net premiums in 2016, 2015 and 2014, respectively. The U.S. and Latin America operations market traditional life and health reinsurance, reinsurance of asset-intensive products, and financial reinsurance, primarily to large U.S. life insurance companies. The U.S. and Latin America operations include business generated by its offices in the U.S., Mexico and Brazil. The offices in Mexico and Brazil provide services to clients in other Latin American countries.
Traditional Reinsurance
The U.S. and Latin America Traditional segment provides individual and group life and health reinsurance to domestic clients for a variety of products through yearly renewable term agreements, coinsurance, and modified coinsurance. This business has been accepted under many different rate scales, with rates often tailored to suit the underlying product and the needs of the ceding company. Premiums typically vary for smokers and non-smokers, males and females, and may include a preferred underwriting class discount. Reinsurance premiums are paid in accordance with the treaty, regardless of the premium mode for the underlying primary insurance. This business is made up of facultative and automatic treaty business.
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
The U.S. and Latin America facultative reinsurance operation involves the assessment of the risks inherent in (i) multiple impairments, such as heart disease, high blood pressure, and diabetes; (ii) cases involving large policy face amounts; and (iii) financial risk cases (i.e. cases involving policies disproportionately large in relation to the financial characteristics of the proposed insured). The U.S. and Latin America operations’ marketing efforts have focused on developing facultative relationships with client companies because management believes facultative reinsurance represents a substantial segment of the reinsurance activity of many large insurance companies and also serves as an effective means of expanding the U.S. and Latin America operations’ automatic business. In 2016, 2015 and 2014, approximately 18.5%, 19.9%, and 19.9%, respectively, of the U.S. and Latin America gross premiums were written on a facultative basis.
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
In addition, several of the Company’s U.S. and Latin America clients have purchased life insurance policies insuring the lives of their executives. These policies have generally been issued to fund deferred compensation plans and have been reinsured with the Company. The Company’s consolidated balance sheets included interest-sensitive contract liabilities of $2.1 billion and $2.2 billion and policy loans of $1.4 billion and $1.5 billion as of December 31, 2016 and 2015, respectively, associated with this business.
Financial Solutions - Asset-Intensive Reinsurance
The Company’s U.S. and Latin America Asset-Intensive operations primarily concentrate on the investment risk within underlying annuities and corporate-owned life insurance policies. These reinsurance agreements are mostly structured as coinsurance, coinsurance with funds withheld, or modified coinsurance of primarily investment risk such that the Company recognizes profits or losses primarily from the spread between the investment earnings and the interest credited on the underlying annuity contract liabilities. Reinsurance of such business was reflected in interest-sensitive contract liabilities of approximately $10.8 billion and $10.5 billion as of December 31, 2016 and 2015, respectively.
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
Financial Solutions - Financial Reinsurance
The Company’s U.S. and Latin America Financial Reinsurance operations assist ceding companies in meeting applicable regulatory requirements while enhancing their financial strength and regulatory surplus position. The Company commits cash or assumes regulatory insurance liabilities from the ceding companies. In addition, the Company has committed to provide statutory reserve support to third-parties by funding loans if certain defined events occur. Generally, such amounts are offset by receivables from ceding companies that are repaid by the future profits from the reinsured block of business. The Company structures its financial reinsurance transactions so that the projected future profits of the underlying reinsured business significantly exceed the amount of regulatory surplus provided to the ceding company.
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
Customer Base
The U.S. and Latin America operations market life reinsurance primarily to the largest U.S. life insurance companies. The Company estimates that approximately 45 of the top 50 U.S. life insurance companies, based on premiums, are clients. The treaties underlying this business generally are terminable by either party on 90 days written notice, but only with respect to future new business. Existing business generally is not terminable, unless the underlying policies terminate or are recaptured. In 2016, the five largest clients generated approximately $1.9 billion or 32.1% of U.S. and Latin America operation’s gross premiums. In addition, 45 other clients each generated annual gross premiums of $20.0 million or more, and the aggregate gross premiums from these clients represented approximately 58.8% of U.S. and Latin America operation’s gross premiums. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.
Canada Operations
The Canada operations represented 10.5%, 10.2%, and 11.2% of the Company’s net premiums in 2016, 2015 and 2014, respectively. The Company operates in Canada primarily through RGA Canada. RGA Canada employs its own underwriting, actuarial, claims, pricing, accounting, systems, marketing and administrative staff in offices located in Montreal and Toronto.
Traditional Reinsurance
In 2016, the Canada Traditional Reinsurance segment assumed $34.9 billion in new business, predominately representing recurring new business, as opposed to in force transactions. Approximately 79.4% of the 2016 recurring new business was written on an automatic basis.
RGA Canada is a leading life reinsurer in Canada, based on new individual life insurance production. It assists clients with capital management and mortality and morbidity risk management and is primarily engaged in individual life reinsurance, as well as creditor, group life and health, critical illness and disability reinsurance, through yearly renewable term and coinsurance agreements. Creditor insurance covers the outstanding balance on personal, mortgage or commercial loans in the event of death, disability or critical illness and is generally shorter in duration than individual life insurance.
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
Financial Solutions
The Canada Financial Solutions segment concentrates on assisting clients with longevity risk transfer structures within underlying annuities and pension benefit obligations, and on assisting clients in meeting applicable regulatory requirements while enhancing their financial strength and regulatory surplus position through financial reinsurance structures.
Customer Base
Clients include most of the life insurers in Canada, although the number of life insurers is much smaller compared to the U.S. In 2016, the five largest clients generated approximately $539.1 million or 53.7% of Canada operation’s gross premiums. In addition, eight other clients each generated annual gross premiums of $20.0 million or more, and the aggregate gross premiums from these clients represented approximately 36.0% of Canada operation’s gross premiums. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.
Europe, Middle East and Africa Operations
The Europe, Middle East and Africa (“EMEA”) operations represented 14.3%, 15.1%, and 15.9% of the Company’s net premiums in 2016, 2015 and 2014, respectively. This segment serves clients from subsidiaries, licensed branch offices and/or representative offices primarily located in France, Germany, Ireland, Italy, the Netherlands, Poland, South Africa, Spain, the United Arab Emirates (“UAE”) and the United Kingdom (“UK”).
EMEA’s operations in the UK, Continental Europe and South Africa employ their own underwriting, actuarial, claims, pricing, accounting, marketing and administration staffs with additional support services provided by the Company’s staff in the U.S. and Canada.
Traditional Reinsurance
The principal types of reinsurance for this segment include individual and group life and health, critical illness, disability and underwritten annuities. Premiums earned from the traditional reinsurance accounted for 86.3% of the total net premiums for the EMEA operations in 2016. Traditional reinsurance in the UK, South Africa and Italy consists predominantly of long term contracts, which are not terminable for existing risk without recapture or natural expiry, whereas in other markets within the region contracts are predominantly short term, renewing annually. The reinsurance agreements of critical illness coverage occurs primarily in the UK and South Africa and may be either facultative or automatic agreements. Premiums earned from critical illness coverage represented 17.8% of the total net premiums for this segment in 2016.
Financial Solutions
The principal types of reinsurance for this segment include longevity, asset-intensive and financial reinsurance. Longevity reinsurance takes the form of closed block annuity reinsurance and longevity swap structures. Premiums earned from financial solutions accounted for 13.7% of the total net premiums for the EMEA operations in 2016. Asset-intensive business for this segment consists of coinsurance of payout annuities. Future policy benefits and interest-sensitive contracts liabilities of approximately $3.5 billion and $4.0 billion as of December 31, 2016 and 2015, respectively, are associated with this business. Financial reinsurance assists ceding companies in meeting applicable regulatory requirements while enhancing their financial strength. These transactions do not qualify as reinsurance under U.S. GAAP, due to low risk nature of transactions and are reported in accordance with deposit accounting guidelines.
Customer Base
In 2016, the UK operations generated approximately $972.6 million, or 67.7% of the segment’s gross premiums. In 2016, the five largest clients generated approximately $726.5 million or 50.6% of EMEA operation’s gross premiums. In addition, 13 other clients each generated annual gross premiums of $20.0 million or more, and the aggregate gross premiums from these clients represented approximately 27.1% of EMEA operation’s gross premiums. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.

Asia Pacific Operations
The Asia Pacific operations represented 18.2%, 18.3%, and 18.2% of the Company’s net premiums in 2016, 2015 and 2014, respectively. The Company has a presence in the Asia Pacific region with licensed branch offices and/or representative offices in China, Hong Kong, India, Japan, Malaysia, New Zealand, Singapore, South Korea and Taiwan. The Company has also established a reinsurance subsidiary in Australia in January 1996.
The Asian offices provide full reinsurance services and are supported by the Company’s U.S. and International Division Sydney offices. In addition, a regional team based in Hong Kong has been established in recent years to provide support to the Asian offices to accommodate business growth in the region. RGA Australia employs its own underwriting, actuarial, claims, pricing, accounting, systems, marketing, and administration service with additional support provided by the Company’s U.S. and International Division Sydney offices.
Traditional Reinsurance
The principal types of reinsurance for the Traditional Reinsurance segment include individual and group life and health, critical illness, disability and superannuation through yearly renewable term and coinsurance agreements. The reinsurance of critical illness coverage provides a benefit in the event of the diagnosis of pre-defined critical illness. Disability reinsurance provides income replacement benefits in the event the policyholder becomes disabled due to accident or illness. Superannuation is the Australian government mandated compulsory retirement savings program. Superannuation funds accumulate retirement funds for employees, and, in addition, typically offer life and disability insurance coverage. Reinsurance agreements may be either facultative or automatic agreements covering primarily individual risks and, in some markets, group risks. Premiums earned from traditional reinsurance accounted for 99.7% of the total net premiums for the Asia Pacific operations in 2016. The reinsurance of critical illness coverage occurs primarily in South Korea, Australia and Hong Kong. Premiums earned from critical illness coverage represented 23.7% of the total net premiums for this segment in 2016.
Financial Solutions
The Financial Solutions segment includes financial reinsurance, asset-intensive and certain disability and life blocks. Financial reinsurance assists ceding companies in meeting applicable regulatory requirements while enhancing their financial strength. These transactions do not qualify as reinsurance under U.S. GAAP, due to low risk nature of transactions and are reported in accordance with deposit accounting guidelines. Asset-intensive business for this segment primarily concentrates on the investment risk within underlying annuities and life insurance policies. These reinsurance agreements are mostly structured to take on investment risk such that the Company recognizes profits or losses primarily from the spread between the investment earnings and the interest credited on the underlying annuity contract liabilities.
Customer Base
The Australian operations generated approximately $592.8 million, or 34.1% of the total gross premiums for the Asia Pacific operations in 2016. In 2016, the five largest clients generated approximately $666.7 million or 38.4% of Asia Pacific operation’s gross premiums. In addition, 16 other clients each generated annual gross premiums of $20.0 million or more, and the aggregate gross premiums from these clients represented approximately 38.9% of Asia Pacific operation’s gross premiums. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.
Corporate and Other
Corporate and Other operations include investment income from invested assets not allocated to support segment operations, proceeds from the Company’s capital-raising efforts that have not been deployed and investment related gains or losses. Corporate expenses consist of the offset to capital charges allocated to the operating segments within the policy acquisition costs and other insurance income line item, unallocated overhead and executive costs, and interest expense related to debt. Additionally, Corporate and Other includes results associated with the Company’s collateral finance and securitization notes and results from certain wholly-owned subsidiaries and joint ventures that, among other activities, develop and market technology solutions for the insurance industry.

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

Item 1A.         RISK FACTORS
In the Risk Factors below, we refer to the Company as “we,” “us,” or “our.” Investing in our securities involves certain risks. Any of the following risks could materially adversely affect our business, financial condition or results of operations. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Cautionary Note Regarding Forward-Looking Statements” in Item 7 below and the risks of our businesses described elsewhere in this Annual Report on Form 10-K. Many of these risks are interrelated and occur under similar business and economic conditions, and the occurrence of certain of them may in turn cause the emergence, or exacerbate the effect, of others. Such a combination could materially increase the severity of the impact on our business, liquidity, financial condition and results of operations.
Risks Related to Our Business
We make assumptions when pricing our products relating to mortality, morbidity, lapsation, investment returns and expenses, and significant deviations in experience could negatively affect our financial condition and results of operations.
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
We expect mortality, morbidity and lapse experience to fluctuate somewhat from period to period, but believe they should remain reasonably predictable over a period of many years. Mortality, morbidity or lapse experience that is less favorable than the rates that we used in pricing a reinsurance agreement may cause our net income to be less than otherwise expected because the premiums we receive for the risks we assume may not be sufficient to cover the claims and profit margin. Furthermore, even if the total benefits paid over the life of the contract do not exceed the expected amount, unexpected increases in the incidence of deaths or illness can cause us to pay more benefits in a given reporting period than expected, adversely affecting our net income in any particular reporting period. Likewise, adverse experience could impair our ability to offset certain unamortized deferred acquisition costs and adversely affect our net income in any particular reporting period. We perform annual tests to establish that deferred policy acquisition costs remain recoverable at all times. These tests require us to make a significant number of assumptions. If our financial performance significantly deteriorates to the point where a premium deficiency exists, a cumulative charge to current operations will be recorded which may adversely affect our net income in a particular reporting period.
We regularly review our reserves and associated assumptions as part of our ongoing assessment of our business performance and risks. If we conclude that our reserves are insufficient to cover actual or expected policy and contract benefits and claim payments as a result of changes in experience, assumptions or otherwise, we would be required to increase our reserves and incur charges in the period in which we make the determination. The amounts of such increases may be significant and this could materially adversely affect our financial condition and results of operations and may require us to generate or fund additional capital in our businesses.
Our financial condition and results of operations may also be adversely impacted if our actual investment returns and expenses differ from our pricing and reserve assumptions. Changes in economic conditions may lead to changes in market interest rates or changes in our investment strategies, either of which could cause our actual investment returns and expenses to differ from our pricing and reserve assumptions.

Our reinsurance subsidiaries are highly regulated, and changes in these regulations could negatively affect our business.
Our reinsurance subsidiaries are subject to government regulation in each of the jurisdictions in which they are licensed or authorized to do business.  Governmental agencies have broad administrative power to regulate many aspects of the reinsurance business, which may include reinsurance terms and capital adequacy.  These agencies are concerned primarily with the protection of policyholders and their direct insurers rather than shareholders or holders of debt securities of reinsurance companies.  Moreover, insurance laws and regulations, among other things, establish minimum capital requirements and limit the amount of dividends, tax distributions and other payments our reinsurance subsidiaries can make without prior regulatory approval, and impose restrictions on the amount and type of investments we may hold.  The State of Missouri also regulates our reinsurance subsidiaries as members of an insurance holding company system.  The regulation of our reinsurance subsidiaries in this way necessitates restrictions upon RGA as the ultimate parent of these entities.
Recently, insurance regulators have increased their scrutiny of insurance holding company systems in the U.S. Much of the additional scrutiny is on activities of the insurance company’s entire group which includes the group’s parent company and any non-insurance subsidiaries.  While the laws have not extended regulation to RGA and its non-insurance subsidiaries, the manner in which the insurance regulators regulate our reinsurance subsidiaries is now influencing the activities of all other entities within the Company.  Insurance Holding Company System Regulatory Acts in the U.S. now provide for an expanded supervision of insurance groups operating in the U.S.  The scope includes a review of enterprise risk management programs as well as expanded review of agreements between licensed insurers and their group members. Missouri and California have each adopted these new standards as law.
At the U.S. federal level, the Dodd-Frank Wall Street Reform and Consumer Protection Act established a Financial Stability Oversight Council to identify financial institutions, including insurers and reinsurers that are systemically important to the U.S. financial system.  A finding that RGA or one of our U.S. subsidiaries is systemically important could ultimately subject the identified entity to additional capital requirements based on business levels and asset mix and other supervision.  Such additional scrutiny might also impact our ability to pay dividends.   While we do not currently anticipate that the Financial Stability Oversight Council will find RGA or any of our U.S. subsidiaries to be systemically important, a few of our client insurance companies have been designated systemically important and we anticipate that more could receive such designation.  Designation of our client insurance companies as systemically important could impact us through additional scrutiny of the client’s reinsurance programs with us, including a consideration of the volume of business ceded by the insurer to us.  Moreover, we cannot assure you that more stringent restrictions will not be adopted from time to time in other jurisdictions in which our reinsurance subsidiaries are domiciled, which could, under certain circumstances, significantly reduce or restrict dividends or other amounts payable to us by our subsidiaries unless they obtain approval from insurance regulatory authorities.  We cannot predict the effect that any recommendations of the NAIC or proposed or future legislation or rule-making in the U.S. or elsewhere may have on our business, financial condition or results of operations.
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
Our financial strength and credit ratings are important factors in our competitive position. Rating organizations periodically review the financial performance and condition of insurers, including our reinsurance subsidiaries. These ratings are based on an insurance company’s ability to pay its obligations and are not directed toward the protection of investors. Rating organizations assign ratings based upon several factors. While most of the factors considered relate to the rated company, some of the factors relate to general economic conditions and circumstances outside the rated company’s control. The various rating agencies periodically review and evaluate our capital adequacy in accordance with their established guidelines and capital models. In order to maintain our existing ratings, we may commit from time to time to manage our capital at levels commensurate with such guidelines and models. If our capital levels are insufficient to fulfill any such commitments, we could be required to reduce our risk profile by, for example, retroceding some of our business or by raising additional capital by issuing debt, hybrid or equity securities. Any such actions could have a material adverse impact on our earnings or materially dilute our shareholders’ equity ownership interests.
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

The availability and cost of collateral, including letters of credit, asset trusts and other credit facilities, as well as regulatory changes relating to the use of captive insurance companies, could adversely affect our business, financial condition or results of operations.
Regulatory reserve requirements in various jurisdictions in which we operate may be significantly higher than the reserves required under GAAP. Accordingly, we reinsure, or retrocede, business to affiliated and unaffiliated reinsurers to reduce the amount of regulatory reserves and capital we are required to hold in certain jurisdictions, including the U.S. and the UK.
A regulation in the U.S., commonly referred to as Regulation XXX, requires a relatively high level of regulatory, or statutory, reserves that U.S. life insurance and life reinsurance companies must hold on their statutory financial statements for various types of life insurance business, primarily certain level term life products. The reserve levels required under Regulation XXX increase over time and are normally in excess of reserves required under GAAP. The degree to which these reserves will increase and the ultimate level of reserves will depend upon the mix of our business and future production levels in the U.S. Based on the assumed rate of growth in our current business plan, and the increasing level of regulatory reserves associated with some of this business, we expect the amount of our required regulatory reserves to grow significantly.
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
State insurance regulators have been scrutinizing the use of captive reinsurers to satisfy certain reserve requirements. The NAIC has analyzed the insurance industry’s use of affiliated captive reinsurers to satisfy certain reserve requirements and has adopted measures to promote uniformity in both the approval and supervision of such reinsurers. New standards to address the use of captive reinsurers have been introduced. State insurance regulators that regulate our domestic reinsurance companies have placed restrictions on the use of such captive reinsurers which may make them less effective. Depending on how the new standards are ultimately applied and whether additional restrictions are introduced, our ability to reinsure certain products, maintain risk based capital ratios and deploy excess capital could be adversely affected. As a result, we may need to alter the type and volume of business we reinsure, increase prices on those products, raise additional capital to support higher regulatory reserves or implement higher cost strategies, all of which could adversely impact our competitive position and our financial condition and results of operations. We cannot estimate the impact of discontinuing or altering our captive strategy in response to potential regulatory changes due to many unknown variables such as the cost and availability of alternative capital, potential changes in regulatory reserve requirements under a principle-based reserving approach, changes in acceptable collateral for statutory reserves, the potential introduction of the concept of a “certified reinsurer” in the laws and regulations of certain jurisdictions where we operate, the potential for increased pricing of products offered by us and the potential change in the mix of products sold or offered by us or our clients.
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
In addition, we maintain credit and letter of credit facilities with various financial institutions as a potential source of collateral and excess liquidity. Our ability to utilize these facilities is conditioned on our satisfaction of covenants and other requirements contained in the facilities. Our ability to utilize these facilities is also subject to the continued willingness and ability of the lenders to provide funds or issue letters of credit. Our failure to comply with the covenants in these facilities, or the failure of the lenders to meet their commitments, would restrict our ability to access these facilities when needed, adversely affecting our liquidity, financial condition and results of operations.

Changes in the equity markets, interest rates and volatility affect the profitability of variable annuities with guaranteed living benefits that we reinsure; therefore, such changes may have a material adverse effect on our business and profitability.
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
Conversely, a decrease in the equity markets along with a decrease in interest rates and an increase in volatility will generally result in an increase in the fair value of the liabilities underlying the benefits, which increases the amount of reserves that we must carry. Such an increase in reserves would result in a charge to our earnings in the quarter in which we increase our reserves. We maintain a customized dynamic hedge program that is designed to mitigate the risks associated with income volatility around the change in reserves on guaranteed benefits. However, the hedge positions may not be effective to fully offset the changes in the carrying value of the guarantees due to, among other things, the time lag between changes in such values and corresponding changes in the hedge positions, high levels of volatility in the equity and derivatives markets, extreme swings in interest rates, contract holder behavior different than expected, and divergence between the performance of the underlying funds and hedging indices. These factors, individually or collectively, may have a material adverse effect on our liquidity, capital levels, financial condition or results of operations.

RGA is an insurance holding company, and our ability to pay principal, interest and dividends on securities is limited.
RGA is an insurance holding company, with our principal assets consisting of the stock of our reinsurance company subsidiaries, and substantially all of our income is derived from those subsidiaries. Our ability to pay principal and interest on any debt securities or dividends on any preferred or common stock depends, in part, on the ability of our reinsurance company subsidiaries, our principal sources of cash flow, to declare and distribute dividends or advance money to RGA. We are not permitted to pay common stock dividends or make payments of interest or principal on securities which rank equal or junior to our subordinated debentures and junior subordinated debentures, until we pay any accrued and unpaid interest on such debentures. Our reinsurance company subsidiaries are subject to various statutory and regulatory restrictions, applicable to insurance companies generally, that limit the amount of cash dividends, loans and advances that those subsidiaries may pay to us. Covenants contained in certain of our debt agreements also restrict the ability of certain subsidiaries to pay dividends and make other distributions or loans to us. In addition, we cannot assure you that more stringent dividend restrictions will not be adopted, as discussed above under “Our reinsurance subsidiaries are highly regulated, and changes in these regulations could negatively affect our business.”
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
A significant portion of our net premiums come from our operations outside of the U.S. One of our strategies is to grow these international operations. International operations subject us to various inherent risks. In addition to the regulatory and foreign currency risks identified above, other risks include the following:

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
On June 23, 2016, the UK held a referendum in which voters approved an exit from the European Union (“EU”), commonly referred to as “Brexit”. As a result of this referendum, it is expected that the British government will negotiate with the EU the terms under which it would ultimately leave participation in the EU and the nature of the future relationship between the UK and the EU. Although it is unknown what those terms might be, it is possible that there will be greater restrictions, requirements and regulatory complexities on reinsurance provided in the UK by entities located outside of the UK. These changes may adversely affect our business, financial condition or results of operations.
We cannot assure you that we will be able to manage the risks associated with our international operations effectively or that they will not have an adverse effect on our business, financial condition or results of operations.

We depend on the performance of others, and their failure to perform in a satisfactory manner would negatively affect us.
In the normal course of business, we seek to limit our exposure to losses from our reinsurance contracts by ceding a portion of the reinsurance to other insurance enterprises or retrocessionaires. We cannot assure you that these insurance enterprises or retrocessionaires will be able to fulfill their obligations to us. As of December 31, 2016, the retrocession pool members participating in our excess retention pool that have been reviewed by A.M. Best Company, were rated “A-”, the fourth highest rating out of sixteen possible ratings, or better. We are also subject to the risk that our clients will be unable to fulfill their obligations to us under our reinsurance agreements with them.
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

As with all financial services companies, our ability to conduct business depends on consumer confidence in the industry and our financial strength. Actions of competitors, and financial difficulties of other companies in the industry, and related adverse publicity, could undermine consumer confidence and harm our reputation and business.

Natural and man-made disasters, catastrophes and events, including terrorist attacks, epidemics and pandemics, could adversely affect our business, financial condition and results of operations.
Natural disasters and terrorist attacks, as well as epidemics and pandemics, can adversely affect our business, financial condition and results of operations because they exacerbate mortality and morbidity risk. Terrorist attacks on the U.S. and in other parts of the world and the threat of future attacks could have a negative effect on our business.
We believe our reinsurance programs are sufficient to reasonably limit our net losses for individual life claims relating to potential future natural disasters and terrorist attacks. However, the consequences of natural disasters, terrorist attacks, armed conflicts, epidemics and pandemics are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business.

We operate in a competitive industry which could adversely affect our market share.
The reinsurance industry is highly competitive, and we encounter significant competition in all lines of business from other reinsurance companies, as well as competition from other providers of financial services. Our competitors vary by geographic market, and many of our competitors have greater financial resources than we do. Our ability to compete depends on, among other things, pricing and other terms and conditions of reinsurance agreements, our ability to maintain strong financial strength ratings from rating agencies, and our service and experience in the types of business that we underwrite. Competition from other reinsurers could adversely affect our competitive position.
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
Under the U.S. Internal Revenue Code, income tax payable by policyholders on investment earnings is deferred during the accumulation period of some life insurance and annuity products. To the extent that the U.S. Internal Revenue Code is revised to reduce benefits associated with the tax-deferred status of life insurance and annuity products, or to increase the tax-deferred status of competing products, all life insurance companies would be adversely affected with respect to their ability to sell such products, and, depending on grandfathering provisions, by the surrenders of existing annuity contracts and life insurance policies. In addition, life insurance products are often used to fund estate tax obligations. The estate tax provisions of the U.S. Internal Revenue Code have been revised frequently in the past. If Congress adopts legislation in the future to reduce or eliminate the estate tax, our U.S. life insurance company customers could face reduced demand for some of their life insurance products, which in turn could negatively affect our reinsurance business. We cannot predict whether any tax legislation impacting corporate taxes or insurance products will be enacted, what the specific terms of any such legislation will be or whether any such legislation would have a material adverse effect on our business, financial condition and results of operations.
A general economic downturn or a downturn in the capital markets could adversely affect the market for many life insurance and annuity products. Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, deflation and inflation affect the economic environment and thus the profitability of our business. An economic downturn may yield higher unemployment and lower family income, corporate earnings, business investment and consumer spending, and could result in decreased demand for life insurance and annuity products. Because we obtain substantially all of our revenues through reinsurance arrangements that cover a portfolio of life insurance products and annuities, our business would be harmed if the market for annuities or life insurance was adversely affected. Therefore, adverse changes in the economy could adversely affect our business, financial condition and results of operations.

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

•
the ability to fund cash flow shortages that may occur if anticipated revenues are not realized or are delayed, whether by general economic or market conditions or unforeseen internal difficulties; and

•
the possibility that the value of investments acquired in an acquisition may be lower than expected or may diminish due to credit defaults or changes in interest rates and that liabilities assumed may be greater than expected (due to, among other factors, less favorable than expected mortality or morbidity experience).

A failure to successfully manage the operational challenges and risks associated with or resulting from significant transactions, including acquisitions, could adversely affect our business, financial condition or results of operations.

Our risk management policies and procedures could leave us exposed to unidentified or unanticipated risk, which could negatively affect our business, financial condition or results of operations.
Our risk management policies and procedures, designed to identify, monitor and manage both internal and external risks, may not adequately predict future exposures, which could be significantly greater than expected. In addition, these identified risks may not be the only risks facing us. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may adversely affect our business, financial condition or results of operations.

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
We depend heavily upon computer systems to provide reliable service, data and reports. In the event of a disaster such as a natural catastrophe, epidemic, industrial accident, blackout, computer virus, terrorist attack or war, unanticipated problems with our disaster recovery systems could have a material adverse impact on our ability to conduct business and on our financial condition and results of operations, particularly if those problems affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data. In addition, if a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct business could be severely compromised. These interruptions also may interfere with our clients’ ability to provide data and other information to us, and our employees’ ability to perform their job responsibilities.
The failure of our computer systems or disaster recovery capabilities for any reason could cause significant interruptions in our operations and result in a failure to maintain security, confidentiality or privacy of sensitive or personal data, related to our customers, insured individuals or our employees. Like other global companies, we have experienced threats to our data and systems from time to time. However, we have not detected or identified any evidence to indicate we have experienced a material breach of cyber security. Administrative and technical controls, security measures and other preventative actions we take to reduce the risk of such incidents and protect our information technology may not be sufficient to prevent physical and electronic break-ins, and similar disruptions from unauthorized tampering with our computer systems. Such a failure could harm our reputation, subject us to regulatory sanctions and legal claims, lead to loss of customers and revenues and otherwise adversely affect our business, financial condition or results of operations.

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
Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital required to operate our business, most significantly our reinsurance operations. Such market conditions may limit our ability to replace maturing liabilities in a timely manner, satisfy statutory capital requirements, generate fee income and market-related revenue to meet liquidity needs and access the capital necessary to grow our business. As such, we may be forced to delay raising capital, issue shorter tenor securities than we prefer, or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility. Further, our ability to finance our statutory reserve requirements depends on market conditions. If market capacity is limited for a prolonged period of time, our ability to obtain new funding for such purposes may be hindered and, as a result, our ability to write additional business in a cost-effective manner may be limited or otherwise adversely affected.

Difficult conditions in the global capital markets and the economy generally may materially adversely affect our business, financial condition and results of operations.
Our results of operations, financial condition, cash flows and statutory capital position are materially affected by conditions in the global capital markets and the economy generally, both in the U.S. and elsewhere around the world. Poor economic conditions, volatility and disruptions in capital markets or financial asset classes can have an adverse effect on our business because our investment portfolio and some of our liabilities are sensitive to changing market factors. Additionally, disruptions in one market or asset class can also spread to other markets or asset classes.
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
Past economic uncertainties and weakness and disruption of the financial markets around the world, such as the solvency of certain European Union member states and of financial institutions that have significant direct or indirect exposure to debt issued by such countries, have led to concerns over capital markets access. In addition, there has been recent volatility within certain emerging market countries spurred by concerns over the potential for rising U.S. interest rates, slowing global growth, lower prices for oil and other commodities and the devaluation of certain currencies. These events and continuing market upheavals may have an adverse effect on us, in part because we have a large investment portfolio and are also dependent upon customer behavior. Our revenues may decline in such circumstances and our profit margins may erode. In addition, in the event of extreme prolonged market events, such as the global credit crisis, we could incur significant investment-related losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.

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
Changes in interest rates may also affect our business in other ways. Higher interest rates may result in increased surrenders on interest-based products of our clients, which may affect our fees and earnings on those products. Lower interest rates may result in lower sales of certain insurance and investment products of our clients, which would reduce the demand for our reinsurance of these products. If interest rates remain low for an extended period of time, it may adversely affect our cash flows, financial condition and results of operations.

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

Our valuation of fixed maturity and equity securities and derivatives include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may have a material adverse effect on our financial condition or results of operations.
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

The determination of the amount of allowances and impairments taken on our investments is highly subjective and could materially affect our financial condition or results of operations.
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

Investments not carried at fair value in our consolidated financial statements — principally, mortgage loans, policy loans, real estate joint ventures and other limited partnerships — may have fair values that are substantially higher or lower than the carrying value reflected in our consolidated financial statements. Each of such asset classes is regularly evaluated for impairment under the accounting guidance appropriate to the respective asset class.

Risks Related to Ownership of Our Common Stock

We may not pay dividends on our common stock.
Our shareholders may not receive future dividends. Historically, we have paid quarterly dividends ranging from $0.027 per share in 1993 to $0.41 per share in 2016. All future payments of dividends, however, are at the discretion of our board of directors and will depend on our earnings, capital requirements, insurance regulatory conditions, operating conditions and such other factors as our board of directors may deem relevant. The amount of dividends that we can pay will depend in part on the operations of our reinsurance subsidiaries. Under certain circumstances, we may be contractually prohibited from paying dividends on our common stock due to restrictions associated with certain of our debt securities.

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
Our board of directors has the authority, without action or vote of the shareholders, to issue any or all authorized but unissued shares of our common stock, including securities convertible into, or exchangeable for, our common stock and authorized but unissued shares under our equity compensation plans. In the future, we may issue such additional securities, through public or private offerings, in order to raise additional capital. Any such issuance will dilute the percentage ownership of shareholders and may dilute the per share projected earnings or book value of our common stock. In addition, option holders may exercise their options at any time when we would otherwise be able to obtain additional equity capital on more favorable terms.

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
RGA and its subsidiaries may, from time to time, have a substantial amount of NOLs and other tax attributes, for U.S. federal income tax purposes, to offset taxable income and gains. If a corporation experiences an ownership change, it is generally subject to an annual limitation, which limits its ability to use its NOLs and other tax attributes. Events outside of our control may cause RGA (and, consequently, its subsidiaries) to experience an “ownership change” under Sections 382 and 383 of the Internal Revenue Code and the related Treasury regulations, and limit the ability of RGA and its subsidiaries to utilize fully such NOLs and other tax attributes. If we were to experience an ownership change, we could potentially have higher U.S. federal income tax liabilities than we would otherwise have had, which would negatively impact our financial condition and results of operations.

Item 1B.         UNRESOLVED STAFF COMMENTS
The Company has no unresolved staff comments from the Securities and Exchange Commission.
Item 2.         PROPERTIES
The Company’s headquarters is located at 16600 Swingley Ridge Road, Chesterfield, Missouri, which comprises approximately 400,000 square feet. In addition, the Company leases approximately 308,000 square feet of office space in 42 locations throughout the world.
Most of the Company’s leases have terms of three to five years; while some leases have longer terms, none exceed 15 years. As provided in Note 12 – “Commitments, Contingencies and Guarantees” in the Notes to Consolidated Financial Statements, the rental expense on operating leases for office space and equipment totaled $13.7 million for 2016.
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

PART II
Item 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Insurance companies are subject to statutory regulations that restrict the payment of dividends. See Item 1 under the caption Regulation – “Restrictions on Dividends and Distributions”. See Item 8, Note 18 – “Equity” in the Notes to Consolidated Financial Statements for information regarding board-approved stock repurchase plans. See Item 12 for information about the Company’s compensation plans.
Reinsurance Group of America, Incorporated common stock is traded on the New York Stock Exchange (NYSE) under the symbol “RGA”. On January 31, 2017, there were 28,414 stockholders of record of RGA’s common stock and 64.3 million shares outstanding. The following table presents the high and low closing prices for the common stock on the New York Stock Exchange during the periods indicated and the dividends declared per share during such periods:

	2016			2015
Period	High	Low	Dividends Declared	High	Low	Dividends Declared
First Quarter	$96.36	$78.61	$0.37	$94.14	$82.81	$0.33
Second Quarter	99.29	90.26	0.37	98.00	90.68	0.33
Third Quarter	110.08	93.44	0.41	98.57	84.86	0.37
Fourth Quarter	128.28	107.00	0.41	97.08	83.36	0.37
Issuer Purchases of Equity Securities
The following table summarizes RGA’s repurchase activity of its common stock during the quarter ended December 31, 2016:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program
October 1, 2016 - October 31, 2016	95	$109.93	—	$283,478,453
November 1, 2016 - November 30, 2016	4,458	$112.75	—	$283,478,453
December 1, 2016 - December 31, 2016	3,885	$126.80	—	$283,478,453

(1)
RGA had no repurchases of common stock under its share repurchase program during October, November and December 2016.  The Company net settled - issuing 352, 17,242 and 8,912 shares from treasury and repurchasing from recipients 95, 4,458 and 3,885 shares in October, November and December 2016, respectively, in settlement of income tax withholding requirements incurred by the recipients of equity incentive awards.

Comparison of 5-Year Cumulative Total Return
Set forth below is a graph for the Company’s common stock for the period beginning December 31, 2011 and ending December 31, 2016, assuming $100 was invested on December 31, 2011. The graph compares the cumulative total return on the Company’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the cumulative total return of companies in the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Insurance (Life/Health) Index. The indices are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the Company’s common stock, and are not intended to forecast or be indicative of future performance of the common stock.

	Base Period	Cumulative Total Return
	12/11	12/12	12/13	12/14	12/15	12/16
Reinsurance Group of America, Incorporated	$100.00	$104.02	$152.96	$175.90	$174.37	$260.63
S & P 500	100.00	116.00	153.57	174.60	177.01	198.18
S & P Life & Health Insurance	100.00	114.59	187.33	190.98	178.93	223.41

Item 6.         SELECTED FINANCIAL DATA
The following selected financial data has been derived from the Company’s audited consolidated financial statements. The consolidated statement of income data for the years ended December 31, 2016, 2015 and 2014, and the consolidated balance sheet data at December 31, 2016 and 2015 have been derived from the Company’s audited consolidated financial statements included elsewhere herein. The consolidated statement of income data for the years ended December 31, 2013 and 2012, and the consolidated balance sheet data at December 31, 2014, 2013 and 2012 have been derived from the Company’s audited consolidated financial statements not included herein. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere herein.
Selected Consolidated Financial and Operating Data
(in millions, except per share and operating data)

	As of or For the Years Ended December 31,
Income Statement Data	2016	2015	2014	2013	2012
Revenues:
Net premiums	$9,248.9	$8,570.7	$8,669.9	$8,254.0	$7,906.6
Investment income, net of related expenses	1,911.9	1,734.5	1,713.7	1,699.9	1,436.2
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(38.8)	(57.4)	(7.8)	(12.7)	(15.9)
Other-than-temporary impairments on fixed maturity securities transferred to (from) other comprehensive income	0.1	—	—	(0.2)	(7.6)
Other investment related gains (losses), net	132.9	(107.3)	194.0	76.9	277.6
Total investment related gains (losses), net	94.2	(164.7)	186.2	64.0	254.1
Other revenues	266.5	277.7	334.4	300.5	244.0
Total revenues	11,521.5	10,418.2	10,904.2	10,318.4	9,840.9
Benefits and expenses:
Claims and other policy benefits	7,993.4	7,489.4	7,406.7	7,304.3	6,666.0
Interest credited	364.7	337.0	451.0	476.5	379.9
Policy acquisition costs and other insurance expenses	1,310.6	1,127.5	1,391.4	1,300.8	1,306.5
Other operating expenses	645.5	554.0	538.4	466.7	451.8
Interest expense	137.6	142.9	96.7	124.3	105.3
Collateral finance and securitization expense	25.8	22.6	11.5	10.5	12.2
Total benefits and expenses	10,477.6	9,673.4	9,895.7	9,683.1	8,921.7
Income before income taxes	1,043.9	744.8	1,008.5	635.3	919.2
Provision for income taxes	342.5	242.6	324.5	216.4	287.3
Net income	$701.4	$502.2	$684.0	$418.9	$631.9
Earnings Per Share
Basic earnings per share	$10.91	$7.55	$9.88	$5.82	$8.57
Diluted earnings per share	10.79	7.46	9.78	5.78	8.52
Weighted average diluted shares, in thousands	64,989	67,292	69,962	72,461	74,153
Dividends per share on common stock	$1.56	$1.40	$1.26	$1.08	$0.84
Balance Sheet Data
Total investments	$44,841.3	$41,978.3	$36,696.1	$32,441.1	$32,912.2
Total assets	53,097.9	50,383.2	44,654.3	39,652.4	40,338.1
Policy liabilities(1)	37,874.0	37,370.8	30,892.2	28,386.1	27,886.6
Long-term debt	3,088.6	2,297.5	2,297.7	2,196.1	1,798.8
Collateral finance and securitization notes	840.7	899.2	774.0	480.9	646.1
Total stockholders’ equity	7,093.1	6,135.4	7,023.5	5,935.5	6,910.2
Total stockholders’ equity per share	110.31	94.09	102.13	83.87	93.47
Operating Data (in billions)
Assumed ordinary life reinsurance in force	$3,062.5	$2,995.1	$2,943.5	$2,889.9	$2,927.6
Assumed new business production	404.8	491.0	482.0	370.4	426.6

(1)	Policy liabilities include future policy benefits, interest-sensitive contract liabilities, and other policy claims and benefits.

Item 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward-Looking Statements
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
Numerous important factors could cause actual results and events to differ materially from those expressed or implied by forward-looking statements including, without limitation, (1) adverse capital and credit market conditions and their impact on the Company’s liquidity, access to capital and cost of capital, (2) the impairment of other financial institutions and its effect on the Company’s business, (3) requirements to post collateral or make payments due to declines in market value of assets subject to the Company’s collateral arrangements, (4) the fact that the determination of allowances and impairments taken on the Company’s investments is highly subjective, (5) adverse changes in mortality, morbidity, lapsation or claims experience, (6) changes in the Company’s financial strength and credit ratings and the effect of such changes on the Company’s future results of operations and financial condition, (7) inadequate risk analysis and underwriting, (8) general economic conditions or a prolonged economic downturn affecting the demand for insurance and reinsurance in the Company’s current and planned markets, (9) the availability and cost of collateral necessary for regulatory reserves and capital, (10) market or economic conditions that adversely affect the value of the Company’s investment securities or result in the impairment of all or a portion of the value of certain of the Company’s investment securities, that in turn could affect regulatory capital, (11) market or economic conditions that adversely affect the Company’s ability to make timely sales of investment securities, (12) risks inherent in the Company’s risk management and investment strategy, including changes in investment portfolio yields due to interest rate or credit quality changes, (13) fluctuations in U.S. or foreign currency exchange rates, interest rates, or securities and real estate markets, (14) adverse litigation or arbitration results, (15) the adequacy of reserves, resources and accurate information relating to settlements, awards and terminated and discontinued lines of business, (16) the stability of and actions by governments and economies in the markets in which the Company operates, including ongoing uncertainties regarding the amount of U.S. sovereign debt and the credit ratings thereof, (17) competitive factors and competitors’ responses to the Company’s initiatives, (18) the success of the Company’s clients, (19) successful execution of the Company’s entry into new markets, (20) successful development and introduction of new products and distribution opportunities, (21) the Company’s ability to successfully integrate acquired blocks of business and entities, (22) action by regulators who have authority over the Company’s reinsurance operations in the jurisdictions in which it operates, (23) the Company’s dependence on third parties, including those insurance companies and reinsurers to which the Company cedes some reinsurance, third-party investment managers and others, (24) the threat of natural disasters, catastrophes, terrorist attacks, epidemics or pandemics anywhere in the world where the Company or its clients do business, (25) interruption or failure of the Company’s telecommunication, information technology or other operational systems, or the Company’s failure to maintain adequate security to protect the confidentiality or privacy of personal or sensitive data stored on such systems, (26) changes in laws, regulations, and accounting standards applicable to the Company, its subsidiaries, or its business, (27) the effect of the Company’s status as an insurance holding company and regulatory restrictions on its ability to pay principal of and interest on its debt obligations, and (28) other risks and uncertainties described in this document and in the Company’s other filings with the Securities and Exchange Commission (“SEC”).
Forward-looking statements should be evaluated together with the many risks and uncertainties that affect the Company’s business, including those mentioned in this document and described in the periodic reports the Company files with the SEC. These forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligations to update these forward-looking statements, even though the Company’s situation may change in the future. For a discussion of these risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements, you are advised to see Item 1A – “Risk Factors”.
Overview
The Company is one of the leading life reinsurers in North America based on premiums and the amount of life reinsurance in force. Based on an industry survey of 2015 information prepared by Munich American at the request of the Society of Actuaries Reinsurance Section (“SOA survey”), the Company has the third-largest market share in North America as measured by individual life insurance in force. The Company’s approach to the North American market has been to:

•	focus on large, high-quality life insurers as clients;

•	provide quality facultative underwriting and automatic reinsurance capacity; and

•	deliver responsive and flexible service to its clients.
In 1994, the Company began using its North American underwriting expertise and industry knowledge to expand into international markets and now has operations in over 25 countries including locations in Asia Pacific, Europe, the Middle East and Africa. The Company generally starts operations from the ground up in new markets as opposed to acquiring existing operations, and it often enters new markets to support its North American clients as they expand internationally. Based on the compilation of information from competitors’ annual reports, the Company believes it is the third-largest global life and health reinsurer in the world based on 2015 life and health reinsurance premiums. The Company conducts business with the majority of the largest U.S. and international life insurance companies. The Company has also developed its capacity and expertise in the reinsurance of longevity risks, asset-intensive products (primarily annuities and corporate-owned life insurance) and financial reinsurance.
The Company provides traditional reinsurance and financial solutions to its clients. Traditional reinsurance includes individual and group life and health, disability, and critical illness reinsurance. Financial solutions includes longevity reinsurance, asset-intensive reinsurance, and financial reinsurance. The Company derives revenues primarily from renewal premiums from existing reinsurance treaties, new business premiums from existing or new reinsurance treaties, fee income from financial solutions business and income earned on invested assets.
Historically, the Company’s primary business has been traditional life reinsurance, which involves reinsuring life insurance policies that are often in force for the remaining lifetime of the underlying individuals insured, with premiums earned typically over a period of 10 to 30 years. Each year, however, a portion of the business under existing treaties terminates due to, among other things, lapses or voluntary surrenders of underlying policies, deaths of insureds, and the exercise of recapture options by ceding companies. The Company has expanded its financial solutions business, including significant asset-intensive transactions, which allow its clients to take advantage of growth opportunities and manage their capital, longevity and investment risk.
The Company’s long-term profitability largely depends on the volume and amount of death- and health-related claims incurred and the ability to adequately price the risks it assumes. While death claims are reasonably predictable over a period of many years, claims become less predictable over shorter periods and are subject to significant fluctuation from quarter to quarter and year to year. Additionally, the Company generates profits on investment spreads associated with the reinsurance of investment type contracts and generates fees from financial reinsurance transactions which are typically shorter duration than its traditional life reinsurance business. The Company believes its sources of liquidity are sufficient to cover potential claims payments on both a short-term and long-term basis.
Segment Presentation
The Company has geographic-based and business-based operational segments. Geographic-based operations are further segmented into traditional and financial solutions businesses. In the fourth quarter of 2016, the Company changed the name of its Non-Traditional segments to Financial Solutions. The name change better aligns external reports to internally used terminology. This name change does not affect any previously reported results for the Financial Solutions segments.
The Company allocates capital to its segments based on an internally developed economic capital model, the purpose of which is to measure the risk in the business and to provide a consistent basis upon which capital is deployed. The economic capital model considers the unique and specific nature of the risks inherent in RGA’s businesses. As a result of the economic capital allocation process, a portion of investment income is credited to the segments based on the level of allocated capital. In addition, the segments are charged for excess capital utilized above the allocated economic capital basis. This charge is included in policy acquisition costs and other insurance expenses. Segment investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Segment premium levels can be significantly influenced by currency fluctuations, large transactions, mix of business and reporting practices of ceding companies, and therefore may fluctuate from period to period. Although reasonably predictable over a period of years, segment claims experience can be volatile over shorter periods. See “Results of Operations by Segment” below for further information about the Company’s segments.

Industry Trends
The Company believes that the following trends in the life insurance industry will continue to create demand for life reinsurance.
Outsourcing of Mortality. The SOA survey indicates that U.S. life reinsurance in force has increased from $7.0 trillion in 2005 to $9.7 trillion at year-end 2015. The Company believes this trend reflects the continued utilization by life insurance companies of reinsurance to manage capital and mortality risk and to develop competitive products. However, the survey results indicate a decline in the percentage of new business being reinsured in recent years, which has caused premium growth rates in the U.S. life reinsurance market to moderate. The Company believes the decline in new business being reinsured is likely a reaction by ceding companies to a broad-based increase in reinsurance rates in the market, stronger capital positions maintained by ceding companies in recent years and a desire by ceding companies to adjust their risk profiles. However, the Company believes reinsurers will continue to be an integral part of the life insurance market due to their ability to efficiently aggregate a significant volume of life insurance in force, creating economies of scale and greater diversification of risk. As a result of having larger amounts of data at their disposal compared to primary life insurance companies, reinsurers tend to have better insights into mortality trends, creating more efficient pricing for mortality risk.
Capital Management. Changing regulatory environments, most notably in Europe, rating agencies and competitive business pressures are causing life insurers to evaluate reinsurance as a means to:

•	manage risk-based capital by shifting mortality and other risks to reinsurers, thereby reducing amounts of reserves and capital they need to maintain;

•	release capital to pursue new business initiatives;

•	unlock the capital supporting, and value embedded in, non-core product lines; and

•	exit certain lines of business.
Consolidation and Reorganization Within the Life Reinsurance and Life Insurance Industry. As a result of consolidations over the last decade within the life reinsurance industry, there are fewer competitors. According to the SOA survey, as of December 31, 2015, the top five companies held approximately 81.6% of the market share in North America based on life reinsurance in force. As a consequence, the Company believes the life reinsurance pricing environment will remain attractive for the remaining life reinsurers, particularly those with a significant market presence and strong ratings.
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

•
Asset-intensive and Longevity Reinsurance and Other Products. The Company intends to continue leveraging its existing client relationships and reinsurance expertise to create customized reinsurance products and solutions. Industry trends, particularly the increased pace of consolidation and reorganization among life insurance companies and changes in products and product distribution along with new solvency requirements, are expected to enhance existing opportunities for asset-intensive and longevity reinsurance and financial solutions products. The Company began reinsuring annuities with guaranteed minimum benefits on a limited basis in 2007. To date, most of the Company’s asset-intensive reinsurance business has been written in the U.S. and the UK; however, additional opportunities outside of the U.S. continue to develop. The Company also provides longevity reinsurance in Europe and Canada, and in 2008 entered the U.S. healthcare reinsurance market with a primary focus on long-term care and Medicare supplement insurance. In 2010, the Company expanded into the group reinsurance market in North America with the acquisition of Reliastar Life Insurance Company’s U.S. and Canada operations.

Consolidated Results of Operations
The following table summarizes net income for the periods presented.

	For the years ended December 31,
	2016	2015	2014
Revenues	(Dollars in thousands, except per share data)
Net premiums	$9,248,871	$8,570,741	$8,669,854
Investment income, net of related expenses	1,911,886	1,734,495	1,713,691
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(38,805)	(57,380)	(7,766)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	74	—	—
Other investment related gains (losses), net	132,926	(107,370)	193,959
Total investment related gains (losses), net	94,195	(164,750)	186,193
Other revenues	266,559	277,692	334,456
Total revenues	11,521,511	10,418,178	10,904,194
Benefits and expenses
Claims and other policy benefits	7,993,375	7,489,382	7,406,641
Interest credited	364,691	336,964	451,031
Policy acquisition costs and other insurance expenses	1,310,540	1,127,486	1,391,433
Other operating expenses	645,509	554,044	538,415
Interest expense	137,623	142,863	96,700
Collateral finance and securitization expense	25,827	22,644	11,441
Total benefits and expenses	10,477,565	9,673,383	9,895,661
Income before income taxes	1,043,946	744,795	1,008,533
Provision for income taxes	342,503	242,629	324,486
Net income	$701,443	$502,166	$684,047
Earnings per share
Basic earnings per share	$10.91	$7.55	$9.88
Diluted earnings per share	10.79	7.46	9.78
Dividends declared per share	$1.56	$1.40	$1.26
Consolidated net income increased $199.3 million, or 39.7%, and decreased $181.9 million, or 26.6%, in 2016 and 2015, respectively. Diluted earnings per share on net income were $10.79 in 2016 compared to $7.46 in 2015 and $9.78 in 2014.
Consolidated income before income taxes increased $299.2 million, or 40.2%, and decreased $263.7 million, or 26.2% in 2016 and 2015, respectively. The increase in income before income taxes in 2016 was primarily due to an increase in investment related gains, higher investment income and improved mortality experience in the U.S. operations compared to the prior year. The increase in investment related gains reflects changes in the fair value of embedded derivatives on modco or funds withheld treaties in 2016 and 2015, primarily due to changes in credit spreads. The effect of the change in fair value of these embedded derivatives on income is discussed below.
The decrease in income before income taxes in 2015 was primarily due to unfavorable mortality experience compared to the prior year, a decrease in investment related gains and adverse foreign currency fluctuations. The decrease in investment related gains reflects changes in the fair value of embedded derivatives on modco or funds withheld treaties in 2015 and 2014, primarily due to changes in credit spreads. The effect of the change in fair value of these embedded derivatives on income is discussed below.
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
Foreign currency exchange fluctuations resulted in decreases to income before income taxes of approximately $28.9 million and $55.1 million in 2016 and 2015, respectively.
The Company recognizes in consolidated income any changes in the value of embedded derivatives on modco or funds withheld treaties, equity-indexed annuity treaties (“EIAs”) and variable annuity products. The combined changes in these three types of embedded derivatives, after adjustment for deferred acquisition costs and retrocession, resulted in an increase to income before income taxes of $43.7 million in 2016 and a decrease of $191.6 million in 2015, as compared to the prior years. These fluctuations do not affect current cash flows, crediting rates or spread performance on the underlying treaties. Therefore, management believes it is helpful to distinguish between the effects of changes in these embedded derivatives, net of related hedging activity, and the primary factors that drive profitability of the underlying treaties, namely investment income, fee income, and interest credited. The individual effect on income before income taxes for these three types of embedded derivatives is as follows:

•
The change in the value of embedded derivatives related to reinsurance treaties written on a modco or funds withheld basis are subject to the general accounting principles for Derivatives and Hedging related to embedded derivatives. The unrealized gains and losses associated with these embedded derivatives, after adjustment for deferred acquisition costs, increased income before income taxes by $54.1 million in 2016 and decreased income by $109.6 million in 2015, as compared to the prior years.

•
Changes in risk-free rates used in the fair value estimates of embedded derivatives associated with EIAs affect the amount of unrealized gains and losses the Company recognizes. The unrealized gains and losses associated with EIAs, after adjustment for deferred acquisition costs and retrocession, increased income before income taxes by $8.4 million and $5.1 million in 2016 and 2015, respectively, as compared to the prior years.

•
The change in the Company’s liability for variable annuities associated with guaranteed minimum living benefits affects the amount of unrealized gains and losses the Company recognizes. The unrealized gains and losses associated with guaranteed minimum living benefits, after adjustment for deferred acquisition costs, decreased income before income taxes by $18.8 million and $87.1 million in 2016 and 2015, respectively, as compared to the prior years.

Consolidated net premiums increased $678.1 million, or 7.9%, and decreased $99.1 million, or 1.1%, in 2016 and 2015. The increase in 2016 is primarily due to growth in life reinsurance in force and large in force block transactions entered into during the latter part of 2015, partially offset by adverse foreign currency fluctuations. The decrease in 2015 is due primarily to adverse foreign currency fluctuations and a large retrocession transaction completed during the fourth quarter of 2014, partially offset by additional premiums from new business from both new and existing treaties. The retrocession transaction reduced the U.S. and Latin America Traditional segment premiums by approximately $321.4 million in 2015, compared to 2014. Foreign currency fluctuations relative to the prior year affected net premiums unfavorably by approximately $172.2 million and $473.5 million in 2016 and 2015, respectively. Consolidated assumed life insurance in force was $3,062.5 billion, $2,995.1 billion and $2,943.5 billion as of December 31, 2016, 2015 and 2014, respectively. Foreign currency fluctuations affected the increases in assumed life insurance in force unfavorably by $68.0 billion and $146.5 billion in 2016 and 2015, respectively. The Company added new business production, measured by face amount of insurance in force, of $404.8 billion, $491.0 billion and $482.0 billion during 2016, 2015 and 2014, respectively. U.S. and Latin America health and group reinsurance increased net premiums by $169.7 million and $84.5 million in 2016 and 2015, respectively, as compared to the prior years.
Consolidated investment income, net of related expenses, increased $177.4 million, or 10.2%, and $20.8 million, or 1.2%, in 2016 and 2015, respectively, primarily due to increases in the average asset base. Investment income reflects market value changes related to the Company’s funds withheld at interest investment associated with the reinsurance of certain EIAs, which contributed $23.4 million to the increase in 2016 and offset the increase in 2015 by $108.8 million. The effect on investment income of the EIAs’ market value changes is substantially offset by a corresponding change in interest credited to policyholder account balances resulting in an insignificant effect on net income. Contributing to the increases in investment income were higher average invested assets at amortized cost, excluding spread related business, which totaled $23.2 billion, $20.8 billion and $19.9 billion in 2016, 2015 and 2014, respectively. The average yield earned on investments, excluding spread related business, was 4.57%, 4.82% and 4.82% in 2016, 2015 and 2014, respectively. The yield in 2015 benefited from the cumulative effect of income related to a funds withheld transaction executed in the fourth quarter of 2015 within the U.S. and Latin America Traditional segment, retroactive to the beginning of the year. The yield in 2014 benefited from higher than expected mortgage loan prepayment fees and bond make-whole premiums. The average yield will vary from year to year depending on a number of variables, including the prevailing interest rate and credit spread environment, prepayment fees and make-whole premiums, changes in the mix of the underlying investments and cash balances, and the timing of dividends and distributions on certain investments. A continued low interest rate environment is expected to put downward pressure on this yield in future reporting periods.
Total investment related gains (losses), net, improved by $258.9 million, or 157.2% in 2016, and declined by $350.9 million, or 188.5% in 2015. The improvement in 2016 is primarily due to a favorable change in the value of embedded derivatives related to reinsurance treaties written on a modco or funds withheld basis of $152.9 million. Conversely, the decline in 2015 was primarily due to an unfavorable change in the value of embedded derivatives related to reinsurance treaties written on a modco or funds withheld basis of $297.2 million. Investment impairments on fixed maturity securities decreased by $18.6 million in 2016 and increased by $49.6 million in 2015, compared to the prior years. See Note 4 - “Investments” and Note 5 - “Derivative Instruments” in the Notes to Consolidated Financial Statements for additional information on investment related gains (losses), net, and derivatives. Investment income is allocated to the operating segments based upon average assets and related capital levels deemed appropriate to support segment operations.
The effective tax rate on a consolidated basis was 32.8%, 32.6% and 32.2% for 2016, 2015, and 2014, respectively. The 2016, 2015 and 2014 effective tax rates are affected by earnings of non-U.S. subsidiaries in which the Company is permanently reinvested whose statutory tax rates are less than the U.S. statutory tax rate of 35.0%, Subpart F income, tax benefits related to the release of uncertain tax positions and differences in tax bases in foreign jurisdictions. Canada, Ireland and UK statutory rates are less than the U.S. statutory rate resulting in the legal entities in these jurisdictions giving rise to the majority of the foreign rate differential. See Note 9 - “Income Tax” in the Notes to Consolidated Financial Statements for additional information on the Company’s consolidated effective tax rate.
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
The Company tests the recoverability for each year of business at issue before establishing additional DAC. The Company also performs annual tests to establish that DAC remain recoverable at all times, and if financial performance significantly deteriorates to the point where a deficiency exists, a cumulative charge to current operations will be recorded. No such adjustments related to DAC recoverability were made in 2016, 2015 and 2014.
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

Results of Operations by Segment
U.S. and Latin America Operations
The U.S. and Latin America operations include business generated by its offices in the U.S., Mexico and Brazil. The offices in Mexico and Brazil provide services to clients in other Latin American countries. U.S. and Latin America operations consist of two major segments: Traditional and Financial Solutions. The Traditional segment primarily specializes in individual mortality-risk reinsurance and to a lesser extent, group, health and long-term care reinsurance. The Financial Solutions segment consists of Asset-Intensive and Financial Reinsurance. Asset-Intensive within the Financial Solutions segment provides coinsurance of annuities and corporate-owned life insurance policies and to a lesser extent also issues fee-based synthetic guaranteed investment contracts, which include investment-only, stable value contracts. Financial Reinsurance within the Financial Solutions segment primarily involves assisting ceding companies in meeting applicable regulatory requirements by enhancing the ceding companies’ financial strength and regulatory surplus position through relatively low risk reinsurance transactions. Typically these transactions do not qualify as reinsurance under GAAP, due to the low-risk nature of the transactions, so only the related net fees are reflected in other revenues on the consolidated statements of income.

For the year ended December 31, 2016		Financial Solutions
	Traditional	Asset-Intensive	Financial Reinsurance	Total U.S. and Latin America
(dollars in thousands)
Revenues:
Net premiums	$5,249,571	$24,349	$—	$5,273,920
Investment income, net of related expenses	699,833	623,974	7,123	1,330,930
Investment related gains (losses), net	(4,229)	13,648	—	9,419
Other revenues	19,793	93,614	77,738	191,145
Total revenues	5,964,968	755,585	84,861	6,805,414
Benefits and expenses:
Claims and other policy benefits	4,632,821	81,860	—	4,714,681
Interest credited	85,029	251,247	—	336,276
Policy acquisition costs and other insurance expenses	749,487	174,225	14,650	938,362
Other operating expenses	126,530	24,111	10,973	161,614
Total benefits and expenses	5,593,867	531,443	25,623	6,150,933
Income before income taxes	$371,101	$224,142	$59,238	$654,481

For the year ended December 31, 2015		Financial Solutions
	Traditional	Asset-Intensive	Financial Reinsurance	Total U.S. and Latin America
(dollars in thousands)
Revenues:
Net premiums	$4,806,706	$22,177	$—	$4,828,883
Investment income, net of related expenses	636,779	560,701	5,479	1,202,959
Investment related gains (losses), net	2,306	(118,482)	—	(116,176)
Other revenues	19,235	105,389	68,601	193,225
Total revenues	5,465,026	569,785	74,080	6,108,891
Benefits and expenses:
Claims and other policy benefits	4,366,696	66,146	—	4,432,842
Interest credited	77,500	244,318	—	321,818
Policy acquisition costs and other insurance expenses	673,331	85,760	10,193	769,284
Other operating expenses	111,728	20,615	8,870	141,213
Total benefits and expenses	5,229,255	416,839	19,063	5,665,157
Income before income taxes	$235,771	$152,946	$55,017	$443,734

For the year ended December 31, 2014		Financial Solutions
	Traditional	Asset-Intensive	Financial Reinsurance	Total U.S. and Latin America
(dollars in thousands)
Revenues:
Net premiums	$4,725,505	$20,079	$—	$4,745,584
Investment income, net of related expenses	552,805	639,794	4,491	1,197,090
Investment related gains (losses), net	1,443	152,039	(111)	153,371
Other revenues	3,515	115,032	82,819	201,366
Total revenues	5,283,268	926,944	87,199	6,297,411
Benefits and expenses:
Claims and other policy benefits	4,130,308	19,848	—	4,150,156
Interest credited	51,184	382,539	—	433,723
Policy acquisition costs and other insurance expenses	641,785	256,989	25,256	924,030
Other operating expenses	108,346	16,882	9,685	134,913
Total benefits and expenses	4,931,623	676,258	34,941	5,642,822
Income before income taxes	$351,645	$250,686	$52,258	$654,589
Income before income taxes for the U.S. and Latin America operations segment increased by $210.7 million, or 47.5%, and decreased by $210.9 million, or 32.2%, in 2016 and 2015, respectively. The increase in 2016 was driven by changes in the value of the embedded derivatives associated with reinsurance treaties structured on a modco or funds withheld basis, improved claims experience in the Traditional segment, and higher investment income due to a higher invested asset base, driven largely by acquisitions of in force blocks late in 2015. The decrease in income before income taxes in 2015 was primarily due to adverse claims experience in both the individual and group lines of business as well as changes in the value of the embedded derivatives associated with reinsurance treaties structured on a modco or funds withheld basis.
Traditional Reinsurance
The U.S. and Latin America Traditional segment provides individual and group life and health reinsurance to domestic clients for a variety of products through yearly renewable term, coinsurance and modified coinsurance agreements. These reinsurance arrangements may involve either facultative or automatic agreements.
Income before income taxes for the U.S. and Latin America Traditional segment increased by $135.3 million, or 57.4%, and decreased by $115.9 million, or 33.0% in 2016 and 2015, respectively. The increase in 2016 was primarily due to improved claims experience and an increase in investment income due to a higher invested asset base primarily associated with large in force block transactions executed in the fourth quarter of 2015. The decrease in 2015 reflects deterioration in claims experience primarily due to elevated claims in both the individual life and group lines of business. In 2015, there was an increase in the average claim size, mostly in older issue-age policies. The group line of business experienced an increase in both new and reopened disability claims. The poor claims experience was somewhat offset by additional investment income primarily due to an increase in the overall invested asset base as well as prepayments in the Traditional investment portfolios.
Net premiums increased $442.9 million, or 9.2%, and $81.2 million, or 1.7% in 2016 and 2015, respectively. These increases in net premiums were driven primarily by the growth in individual life business in force and individual health and group reinsurance. The increase in 2016 was primarily due to large in force block transactions executed during the latter part of 2015, significant individual health and group life transactions executed in the first six months of 2016, and organic premium growth. Offsetting the growth somewhat in 2015 was a large retrocession transaction completed during the fourth quarter of 2014, which reduced U.S. Traditional premiums by approximately $321.4 million in 2015, as compared to 2014. The segment added new life business production, measured by face amount of insurance in force, of $126.4 billion, $203.9 billion and $176.9 billion during 2016, 2015 and 2014, respectively. Contributing to the increases in 2015 were large in force block transactions of $114.5 billion. Total face amount of life business in force was $1,609.3 billion, $1,594.3 billion and $1,483.9 billion as of December 31, 2016, 2015 and 2014, respectively. Individual health and group reinsurance contributed $169.7 million and $84.5 million to the increase in net premiums in 2016 and 2015, respectively.
Net investment income increased $63.1 million, or 9.9%, and $84.0 million, or 15.2%, in 2016 and 2015, respectively. The increase in 2016 was primarily due to an increase in the average invested asset base primarily associated with the aforementioned in force block transactions along with strong variable investment income partially offset by a lower investment yield. The increase in 2015 was primarily due to an increase in the average invested asset base partially offset by a lower investment yield. Additionally in 2015, investment income benefited from the cumulative effect of investment income related to a funds withheld transaction retroactive to the beginning of the year. Investment related gains decreased by $6.5 million in 2016, and increased by $0.9 million in 2015. The decrease in 2016 was primarily driven by changes in the fair value of the embedded derivatives associated with one reinsurance treaty structured on a modco basis.
Claims and other policy benefits as a percentage of net premiums (“loss ratios”) were 88.3%, 90.8% and 87.4% in 2016, 2015 and 2014, respectively. The decrease in the loss ratios for 2016 was primarily due to a decrease in the average claim size. The increase in the loss ratio in 2015 was primarily due to an increase in the average claim size, most notably for older issue-age policies within the individual mortality block of business. Lower profit margins may emerge for the foreseeable future while this cohort of business fully runs its course. In addition, in 2015 the group disability business was negatively affected by an increase in new and reopened claims.
Interest credited expense increased by $7.5 million, or 9.7%, in 2016 and $26.3 million, or 51.4%, in 2015. The variances in interest credited expense are largely offset by variances in investment income. The increase in 2015 can be attributed to the acquisition of Aurora National. Interest credited in this segment relates to amounts credited on cash value products which also have a significant mortality component. Income before income taxes is affected by the spread between the investment income and the interest credited on the underlying products.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 14.3%, 14.0% and 13.6% in 2016, 2015 and 2014, respectively. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels within coinsurance-type arrangements. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary. Also, the mix of first year coinsurance business versus yearly renewable term business can cause the percentage to fluctuate from period to period. In recent years, reinsurance treaties weighted toward yearly renewable term structures have contributed to relatively stable rates.
Other operating expenses increased $14.8 million, or 13.2%, and $3.4 million, or 3.1% in 2016 and 2015, respectively. Contributing to the increase in 2016 was an expansion in underwriting personnel to support clients. Other operating expenses, as a percentage of net premiums, were 2.4%, 2.3% and 2.3% in 2016, 2015 and 2014, respectively. The expense ratio tends to fluctuate only slightly from period to period due to maturity and scale of this segment.
Financial Solutions - Asset-Intensive Reinsurance
Asset-Intensive within the U.S. and Latin America Financial Solutions segment primarily assumes investment risk within underlying annuities and corporate-owned life insurance policies. Most of these agreements are coinsurance, coinsurance with funds withheld or modco. The Company recognizes profits or losses primarily from the spread between the investment income earned and the interest credited on the underlying deposit liabilities, income associated with longevity risk, and fees associated with variable annuity account values and guaranteed investment contracts.
Impact of certain derivatives
Income from the asset-intensive business tends to be volatile due to changes in the fair value of certain derivatives, including embedded derivatives associated with reinsurance treaties structured on a modco or funds withheld basis, as well as embedded derivatives associated with the Company’s reinsurance of EIAs and variable annuities with guaranteed minimum benefit riders. Fluctuations occur period to period primarily due to changing investment conditions including, but not limited to, interest rate movements (including risk-free rates and credit spreads), implied volatility, the Company’s own credit risk and equity market performance, all of which are factors in the calculations of fair value. Therefore, management believes it is helpful to distinguish between the effects of changes in these derivatives, net of related hedging activity, and the primary factors that drive profitability of the underlying treaties, namely investment income, fee income (included in other revenues), and interest credited. These fluctuations are considered unrealized by management and do not affect current cash flows, crediting rates or spread performance on the underlying treaties.

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

For the year ended December 31,	2016	2015	2014
(dollars in thousands)
Revenues:
Total revenues	$755,585	$569,785	$926,944
Less:
Embedded derivatives – modco/funds withheld treaties	58,737	(101,300)	201,464
Guaranteed minimum benefit riders and related free standing derivatives	(39,786)	(7,658)	(34,825)
Revenues before certain derivatives	736,634	678,743	760,305
Benefits and expenses:
Total benefits and expenses	531,443	416,839	676,258
Less:
Embedded derivatives – modco/funds withheld treaties	40,077	(58,754)	128,872
Guaranteed minimum benefit riders and related free standing derivatives	(10,937)	1,750	(9,461)
Equity-indexed annuities	(11,046)	(2,686)	2,371
Benefits and expenses before certain derivatives	513,349	476,529	554,476
Income (loss) before income taxes:
Income before income taxes	224,142	152,946	250,686
Less:
Embedded derivatives – modco/funds withheld treaties	18,660	(42,546)	72,592
Guaranteed minimum benefit riders and related free standing derivatives	(28,849)	(9,408)	(25,364)
Equity-indexed annuities	11,046	2,686	(2,371)
Income before income taxes and certain derivatives	$223,285	$202,214	$205,829
Embedded Derivatives - Modco/Funds Withheld Treaties - Represents the change in the fair value of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis. The fair value changes of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in benefits and expenses. The Company’s utilization of a credit valuation adjustment did not have a material effect on the change in fair value of these embedded derivatives for the years ended December 31, 2016, 2015 and 2014.
The change in fair value of the embedded derivatives - modco/funds withheld treaties increased (decreased) income before income taxes by $18.7 million, $(42.5) million and $72.6 million in 2016, 2015 and 2014, respectively. The increase in income in 2016 was primarily due to tightening credit spreads. The decrease in income in 2015 was primarily due to widening credit spreads and increasing risk-free rates. The increase in income in 2014 was primarily due to tightening credit spreads.
Guaranteed Minimum Benefit Riders - Represents the impact related to guaranteed minimum benefits associated with the Company’s reinsurance of variable annuities. The fair value changes of the guaranteed minimum benefits along with the changes in fair value of the free standing derivatives (interest rate swaps, financial futures and equity options), purchased by the Company to substantially hedge the liability are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in benefits and expenses. The Company’s utilization of a credit valuation adjustment did not have a material effect on the change in fair value of these embedded derivatives for the years ended December 31, 2016, 2015 and 2014.
The change in fair value of the guaranteed minimum benefits, after allowing for changes in the associated free standing derivatives, decreased income before income taxes by $28.8 million, $9.4 million and $25.4 million in 2016, 2015 and 2014, respectively. The decrease in income for all periods is primarily due to the annual update of best estimate actuarial assumptions to account for lower policyholder termination experience.
Equity-Indexed Annuities - Represents changes in the liability for equity-indexed annuities in excess of changes in account value, after adjustments for related deferred acquisition expenses. The change in fair value of embedded derivative liabilities associated with equity-indexed annuities increased (decreased) income before income taxes by $11.0 million, $2.7 million and $(2.4) million, in 2016, 2015 and 2014, respectively. The increase in income in 2016 was due to lower market volatility.
Discussion and analysis before certain derivatives
Income before income taxes and certain derivatives increased by $21.1 million and decreased by $3.6 million in 2016 and 2015, respectively. The increase in income in 2016, was primarily due to the full year impact in 2016 from the acquisition of Aurora National in the second quarter of 2015 and investment related gains (losses) associated with funds withheld and coinsurance portfolios, net of the corresponding impact to deferred acquisition costs. The decrease in income in 2015 was primarily due to the impact of lower fees received from the prepayment of commercial mortgage loans (variable investment income) and lower investment related gains (losses) associated with funds withheld and coinsurance portfolios, net of the corresponding impact to deferred acquisition costs, which were partially offset by income from the acquisition of Aurora National. Funds withheld capital gains (losses) are reported through investment income while coinsurance activity is reflected in investment related gains (losses), net.
Revenue before certain derivatives increased by $57.9 million and decreased by $81.6 million in 2016 and 2015, respectively. The increase in 2016 was primarily due to the increase in fair value of equity options associated with the reinsurance of certain EIAs and the full year impact in 2016 from the acquisition of Aurora National in the second quarter of 2015. The decrease in 2015 was primarily due to the decline in fair value of equity options associated with the reinsurance of certain EIAs partially offset by the revenue from the acquisition of Aurora National. The effect on investment income related to equity options is substantially offset by a corresponding change in interest credited.
Benefits and expenses before certain derivatives increased by $36.8 million and decreased by $77.9 million in 2016 and 2015, respectively. The increase in 2016 was primarily due to higher interest credited associated with the reinsurance of certain EIAs and the full year impact in 2016 from the acquisition of Aurora in the second quarter of 2015. The decrease in 2015 was primarily due to lower interest credited associated with the reinsurance of certain EIAs partially offset by the benefits from the acquisition of Aurora National. The effect on interest credited related to equity options is substantially offset by a corresponding change in investment income.
The invested asset base supporting this segment increased to $13.2 billion as of December 31, 2016 from $12.9 billion as of December 31, 2015. The increase in the asset base in 2016 is primarily due to growth in existing coinsurance transactions open to new production, which was partially offset by the expected run-off from closed block transactions. As of December 31, 2016 and 2015, $4.0 billion and $4.1 billion, respectively, of the invested assets were funds withheld at interest, of which 99.0% and 98.6%, respectively, was associated with one client.
Financial Solutions - Financial Reinsurance
Financial Reinsurance within the U.S. Financial Solutions segment income before income taxes consists primarily of net fees earned on financial reinsurance transactions. Additionally, a portion of the business is brokered business in which the Company does not participate in the assumption of risk. The fees earned from financial reinsurance contracts and brokered business are reflected in other revenues, and the fees paid to retrocessionaires are reflected in policy acquisition costs and other insurance expenses.
Income before income taxes increased by $4.2 million, or 7.7%, and $2.8 million, or 5.3%, in 2016 and 2015, respectively. The increases in 2016 and 2015 were primarily related to the growth from new transactions.
At December 31, 2016, 2015 and 2014, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures, was $8.8 billion, $7.2 billion and $6.0 billion, respectively. The increases in both 2016 and 2015 can primarily be attributed to an increase in the number of new transactions executed each year and is consistent with the increase in related income. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and, therefore, can fluctuate from period to period.

Canada Operations
The Company conducts reinsurance business in Canada primarily through RGA Canada, which assists clients with capital management activity and mortality and morbidity risk management. The Canada operations are primarily engaged in Traditional reinsurance, which consists mainly of traditional individual life reinsurance, as well as creditor, group life and health, critical illness and disability reinsurance. Creditor insurance covers the outstanding balance on personal, mortgage or commercial loans in the event of death, disability or critical illness and is generally shorter in duration than traditional individual life insurance. The Canada Financial Solutions segment consists of longevity and financial reinsurance.

For the year ended December 31, 2016	Traditional	Financial Solutions	Total Canada
(dollars in thousands)
Revenues:
Net premiums	$928,642	$38,701	$967,343
Investment income, net of related expenses	178,927	2,692	181,619
Investment related gains (losses), net	10,528	—	10,528
Other revenues	(93)	5,545	5,452
Total revenues	1,118,004	46,938	1,164,942
Benefits and expenses:
Claims and other policy benefits	707,409	36,275	743,684
Interest credited	19	—	19
Policy acquisition costs and other insurance expenses	238,252	1,231	239,483
Other operating expenses	37,619	1,487	39,106
Total benefits and expenses	983,299	38,993	1,022,292
Income before income taxes	$134,705	$7,945	$142,650

For the year ended December 31, 2015	Traditional	Financial Solutions	Total Canada
(dollars in thousands)
Revenues:
Net premiums	$838,894	$37,969	$876,863
Investment income, net of related expenses	182,621	1,436	184,057
Investment related gains (losses), net	(1,503)	—	(1,503)
Other revenues	3,000	5,629	8,629
Total revenues	1,023,012	45,034	1,068,046
Benefits and expenses:
Claims and other policy benefits	670,459	29,251	699,710
Interest credited	18	—	18
Policy acquisition costs and other insurance expenses	192,729	552	193,281
Other operating expenses	35,631	1,329	36,960
Total benefits and expenses	898,837	31,132	929,969
Income before income taxes	$124,175	$13,902	$138,077

For the year ended December 31, 2014	Traditional	Financial Solutions	Total Canada
(dollars in thousands)
Revenues:
Net premiums	$953,389	$21,192	$974,581
Investment income, net of related expenses	193,610	2,595	196,205
Investment related gains (losses), net:	4,445	80	4,525
Other revenues	2,071	4,483	6,554
Total revenues	1,153,515	28,350	1,181,865
Benefits and expenses:
Claims and other policy benefits	784,437	20,116	804,553
Interest credited	33	—	33
Policy acquisition costs and other insurance expenses	234,599	581	235,180
Other operating expenses	39,011	1,388	40,399
Total benefits and expenses	1,058,080	22,085	1,080,165
Income before income taxes	$95,435	$6,265	$101,700
Income before income taxes increased by $4.6 million, or 3.3%, and $36.4 million, or 35.8%, in 2016 and 2015, respectively. The increase in income for 2016 was primarily due to an increase in creditor premiums and an increase in investment related gains (losses), net, partially offset by less favorable traditional individual life mortality experience and unfavorable experience on longevity business, as compared to 2015. The increase in income in 2015 was primarily due to favorable traditional individual life mortality experience, compared to the prior year. Foreign currency exchange fluctuation in the Canadian dollar resulted in a decrease in income before income taxes of approximately $6.4 million and $22.3 million in 2016 and 2015, respectively.
Traditional Reinsurance
Income before income taxes increased by $10.5 million, or 8.5%, and $28.7 million, or 30.1%, in 2016 and 2015, respectively. The increase in income before income taxes in 2016 was primarily due to an increase in creditor premiums and a $12.0 million increase in investment related gains (losses), net, partially offset by a less favorable traditional individual life mortality experience, as compared to 2015. The increase in income before income taxes in 2015 was primarily due to favorable traditional life mortality experience compared to 2014. Foreign currency exchange fluctuation in the Canadian dollar resulted in a decrease in income before income taxes of approximately $5.8 million and $20.3 million in 2016 and 2015, respectively.
Net premiums increased by $89.7 million, or 10.7%, and decreased by $114.5 million, or 12.0%, in 2016 and 2015, respectively. The increase in 2016 was primarily due to an increase in creditor premiums of $70.0 million and premiums from new business production partially offset by adverse currency exchange fluctuation of $33.0 million. The decrease in 2015 was primarily due to adverse currency exchange fluctuation of $130.4 million and a decrease in creditor premiums of $36.3 million partially offset by premiums from new business production. The segment added new business production, measured by face amount of insurance in force, of $34.9 billion, $38.6 billion and $48.3 billion during 2016, 2015 and 2014, respectively.
Net investment income decreased $3.7 million, or 2.0%, and $11.0 million, or 5.7%, in 2016 and 2015, respectively. The effect of changes in the Canadian dollar exchange rates resulted in a decrease in net investment income of approximately $6.6 million and $28.9 million in 2016 and 2015, respectively. These decreases were offset somewhat by growth in the invested asset base.
Loss ratios for the segment were 76.2%, 79.9% and 82.3% in 2016, 2015 and 2014, respectively. The decrease in the 2016 loss ratio was due to the aforementioned increase in creditor premiums partially offset by less favorable life mortality experience. The decrease in the 2015 loss ratio is due to favorable individual life mortality experience. Loss ratios for the individual life mortality business were 93.5%, 92.4% and 99.6% in 2016, 2015 and 2014, respectively. Historically, the loss ratio increased primarily as the result of several large permanent level premium in force blocks assumed in 1997 and 1998. These blocks are mature blocks of long-term permanent level premium business in which mortality as a percentage of net premiums is expected to be higher than historical ratios. The nature of permanent level premium policies requires the Company to set up actuarial liabilities and invest the amounts received in excess of early-year claims costs to fund claims in later years when premiums, by design, continue to be level as compared to expected increasing mortality or claim costs. As such, investment income becomes a more significant component of profitability of these in force blocks. Excluding creditor business, claims and other policy benefits, as a percentage of net premiums and investment income were 73.7%, 72.2% and 77.8% in 2016, 2015 and 2014, respectively.
Policy acquisition costs and other insurance expenses as a percentage of net premiums for traditional individual life business were 25.7%, 23.0% and 24.6% in 2016, 2015 and 2014, respectively. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels and product mix. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary.
Other operating expenses increased by $2.0 million, or 5.6%, and decreased by $3.4 million, or 8.7%, in 2016 and 2015, respectively. The effect of changes in the Canadian dollar exchange rates resulted in decreases in operating expenses of approximately $1.2 million and $5.5 million in 2016 and 2015, respectively. The increase in other operating expenses in 2016 is primarily due to higher compensation costs. Other operating expenses as a percentage of net premiums were 4.1%, 4.2% and 4.1% in 2016, 2015 and 2014, respectively.
Financial Solutions
Income before income taxes decreased by $6.0 million, or 42.8%, and increased by $7.6 million, or 121.9%, in 2016 and 2015, respectively. The decrease in income before income taxes in 2016 was primarily due to unfavorable experience on longevity business. The increase in income in 2015 was primarily due to fees associated with financial reinsurance and income from new longevity reinsurance transactions. Foreign currency exchange fluctuation in the Canadian dollar resulted in a decrease in income before income taxes of approximately $0.7 million and $1.9 million in 2016 and 2015, respectively.
Net premiums increased $0.7 million, or 1.9%, and $16.8 million, or 79.2%, in 2016 and 2015, respectively. The increase in 2015 is the result of new longevity reinsurance transactions completed during the year. Foreign currency exchange fluctuation in the Canadian dollar resulted in a decrease in net premiums of approximately $1.4 million and $6.0 million in 2016 and 2015, respectively.

Net investment income increased by $1.3 million, or 87.5%, and decreased by $1.2 million, or 44.7%, in 2016 and 2015, respectively. The increase in net investment income in 2016 was primarily due to a growth in the invested asset base. Conversely, the decrease in net investment income in 2015 was primarily due to a reduction in the invested asset base.
Other revenues decreased by $0.1 million and increased by $1.1 million in 2016 and 2015, respectively. The increase in other revenues in 2015 is primarily due to fees associated with financial reinsurance.
Claims and other policy benefits increased $7.0 million, or 24.0%, and $9.1 million, or 45.4%, in 2016 and 2015, respectively. These increases were primarily due to claims experience on longevity business. The effect of changes in the Canadian dollar exchange rates resulted in a decrease in claims and other policy benefits of approximately $0.8 million and $4.9 million in 2016 and 2015, respectively.
Europe, Middle East and Africa Operations
The Europe, Middle East and Africa (“EMEA”) segment includes business generated by its offices principally in the United Kingdom (“UK”), South Africa, France, Germany, Ireland, Italy, the Netherlands, Poland, Spain and the United Arab Emirates. EMEA consists of two major segments: Traditional and Financial Solutions. The Traditional segment primarily provides reinsurance through yearly renewable term and coinsurance agreements on a variety of life, health and critical illness products. Reinsurance agreements may be facultative or automatic agreements covering primarily individual risks and, in some markets, group risks. The Financial Solutions segment consists of reinsurance and other transactions associated with longevity closed blocks, payout annuities, capital management solutions and financial reinsurance.

For the year ended December 31, 2016	Traditional	Financial Solutions	Total EMEA
(dollars in thousands)
Revenues:
Net premiums	$1,140,062	$180,271	$1,320,333
Investment income, net of related expenses	50,301	125,282	175,583
Investment related gains (losses), net	5	13,537	13,542
Other revenues	4,781	21,428	26,209
Total revenues	1,195,149	340,518	1,535,667
Benefits and expenses:
Claims and other policy benefits	999,005	164,883	1,163,888
Interest credited	—	13,131	13,131
Policy acquisition costs and other insurance expenses	63,848	6	63,854
Other operating expenses	102,237	24,491	126,728
Total benefits and expenses	1,165,090	202,511	1,367,601
Income before income taxes	$30,059	$138,007	$168,066

For the year ended December 31, 2015	Traditional	Financial Solutions	Total EMEA
(dollars in thousands)
Revenues:
Net premiums	$1,121,540	$171,830	$1,293,370
Investment income, net of related expenses	51,370	73,432	124,802
Investment related gains (losses), net	8,397	10,170	18,567
Other revenues	9,435	31,234	40,669
Total revenues	1,190,742	286,666	1,477,408
Benefits and expenses:
Claims and other policy benefits	969,596	161,917	1,131,513
Interest credited	9,629	—	9,629
Policy acquisition costs and other insurance expenses	63,042	(1,100)	61,942
Other operating expenses	100,065	17,404	117,469
Total benefits and expenses	1,142,332	178,221	1,320,553
Income before income taxes	$48,410	$108,445	$156,855

For the year ended December 31, 2014	Traditional	Financial Solutions	Total EMEA
(dollars in thousands)
Revenues:
Net premiums	$1,157,407	$216,562	$1,373,969
Investment income, net of related expenses	52,086	55,043	107,129
Investment related gains (losses), net	23,192	15,522	38,714
Other revenues	2,364	35,671	38,035
Total revenues	1,235,049	322,798	1,557,847
Benefits and expenses:
Claims and other policy benefits	997,760	204,110	1,201,870
Interest credited	15,571	—	15,571
Policy acquisition costs and other insurance expenses	56,972	(2,356)	54,616
Other operating expenses	104,441	19,707	124,148
Total benefits and expenses	1,174,744	221,461	1,396,205
Income before income taxes	$60,305	$101,337	$161,642
Income before income taxes increased by $11.2 million, or 7.1%, and decreased by $4.8 million, or 3.0%, in 2016 and 2015, respectively. The increase in income before income taxes for 2016 was primarily due to increased business volume and favorable experience related to payout annuity and longevity business offset partly by unfavorable mortality and morbidity experience. The decrease in income before income taxes in 2015 was primarily due to unfavorable foreign currency exchange fluctuations partially offset by increased payout annuity and longevity business volumes. Foreign currency exchange fluctuations contributed to a decrease in income before income taxes of approximately $20.4 million and $15.4 million in 2016 and 2015, respectively.
Traditional Reinsurance
Income before income taxes decreased by $18.4 million, or 37.9%, and $11.9 million, or 19.7%, in 2016 and 2015, respectively. The decrease in income before income taxes in 2016 was primarily due to unfavorable claims experience. The decrease in income before income taxes in 2015 was primarily due to unfavorable claims experience and foreign currency exchange fluctuations. Foreign currency exchange fluctuations contributed to a decrease in income before income taxes of approximately $1.0 million and $4.2 million in 2016 and 2015, respectively.
Net premiums increased by $18.5 million, or 1.7%, and decreased by $35.9 million, or 3.1%, in 2016 and 2015, respectively. The increase in 2016 was primarily due to increased individual life and health premiums somewhat offset by unfavorable foreign currency exchange fluctuations. The decrease in 2015 was the result of unfavorable foreign currency fluctuations. The segment added new business production, measured by face amount of insurance in force, of $169.8 billion, $171.6 billion and $175.2 billion during 2016, 2015 and 2014, respectively. The face amount of reinsurance in force totaled approximately $603.0 billion, $602.7 billion, and $561.1 billion at December 31, 2016, 2015 and 2014, respectively. Foreign currency exchange fluctuations contributed to a decrease in net premiums of approximately $113.1 million and $119.2 million in 2016 and 2015, respectively. The segment’s primary currencies are the British pound, the Euro and the South African rand.
A portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage, primarily in the UK. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Net premiums earned from this coverage totaled $203.4 million, $233.2 million and $257.7 million in 2016, 2015 and 2014, respectively.
Net investment income decreased by $1.1 million, or 2.1%, and $0.7 million, or 1.4%, in 2016 and 2015, respectively. These decreases were primarily due to unfavorable foreign exchange fluctuations, offset partly by an increase in the invested asset base related to increased business volume. Foreign currency exchange fluctuations resulted in a decrease in net investment income of approximately $4.5 million and $6.1 million in 2016 and 2015, respectively.
Investment related gains decreased by $8.4 million, or 99.9%, and $14.8 million, or 63.8%, in 2016 and 2015, respectively. Revenue related to unit-linked products were included in investment related gains in 2015 and 2014. In 2016, revenue related to unit-linked products is included in investment income within the Financial Solutions segment. The decrease in investment related gains in 2015 relates to capital gains (losses) and a market value change in funds backing unit-linked products, which is substantially offset by a corresponding change in interest credited expense.
Other revenues decreased by $4.7 million, or 49.3% and increased by $7.1 million, or 299.1%, in 2016 and 2015, respectively. These variances are primarily due to foreign currency transactions.
Loss ratios for this segment were 87.6%, 86.5% and 86.2% in 2016, 2015 and 2014, respectively. The changes in the loss ratios in 2016 and 2015 were due to variability in life and critical illness claims experience. Management views recent claims experience as normal volatility that is inherent in the business.

Interest credited expense decreased by $9.6 million, or 100.0%, and $5.9 million, or 38.2%, in 2016 and 2015, respectively. In 2016, interest credited related to unit-linked products and the related investment income is reflected in the Financial Solutions segment. Interest credited in 2015 and 2014 relates to amounts credited to the contractholders of unit-linked products. The effect on interest credited related to unit-linked products is substantially offset by a corresponding change in investment income and investment related gains (losses), net.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 5.6%, 5.6% and 4.9% for 2016, 2015 and 2014, respectively. These percentages fluctuate due to timing of client company reporting, variations in the mixture of business and the relative maturity of the business. In addition, as the segment grows, renewal premiums, which have lower allowances than first-year premiums, represent a greater percentage of the total net premiums.
Other operating expenses increased by $2.2 million, or 2.2%, and decreased by $4.4 million, or 4.2%, in 2016 and 2015, respectively. The increase in 2016 was in line with expected expense levels to support business growth coupled with a higher level of incentive compensation expense. The decrease in 2015 was primarily due to the effect of foreign currency fluctuations and a decrease in incentive compensation expense. Foreign currency exchange fluctuations resulted in a decrease in operating expenses of approximately $8.1 million and $14.6 million 2016 and 2015, respectively. Other operating expenses as a percentage of net premiums totaled 9.0%, 8.9% and 9.0% in 2016, 2015 and 2014, respectively.
Financial Solutions
Income before income taxes increased by $29.6 million, or 27.3%, and $7.1 million, or 7.0%, in 2016 and 2015, respectively. The increases in income before income taxes were primarily due to increased business volume, coupled with favorable experience in payout annuity and longevity treaties. Foreign currency exchange fluctuations contributed to a decrease in income before income taxes of approximately $19.4 million and $11.3 million in 2016 and 2015, respectively.
Net premiums increased by $8.4 million, or 4.9%, and decreased by $44.7 million, or 20.7%, in 2016 and 2015, respectively. The increase in net premiums in 2016 was primarily due to premiums on longevity closed blocks. Net premiums decreased in 2015 due to a new retrocession agreement, executed for risk management purposes, which cedes a portion of longevity risk to third parties. Foreign currency exchange fluctuations contributed to a decrease in net premiums of approximately $22.5 million and $12.6 million in 2016 and 2015, respectively.
Net investment income increased $51.9 million, or 70.6%, and $18.4 million, or 33.4%, in 2016 and 2015, respectively. The increase in 2016 is primarily due to an increase in the invested asset base related to a payout annuity treaty executed in the fourth quarter of 2015. In addition, revenue totaling $13.1 million in 2016 related to unit-linked products is included in the Financial Solutions segment investment income. The effect on investment income related to unit-linked products is substantially offset by a corresponding change in interest credited. The increase in 2015 was primarily due to an increase in the invested asset base related to payout annuity transactions.
Other revenues decreased by $9.8 million, or 31.4% and $4.4 million, or 12.4%, in 2016 and 2015, respectively. The decrease in 2016 in other revenues relate to reduced fee income associated with financial reinsurance treaties terminated at the end of 2015. The decrease in other revenues in 2015 relates to unfavorable foreign currency exchange fluctuations. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and, therefore, can fluctuate from period to period.
Claims and other policy benefits increased $3.0 million, or 1.8%, and decreased by $42.2 million, or 20.7%, in 2016 and 2015, respectively. Claims and other policy benefits increased in 2016 due to increased benefits associated with payout annuity reinsurance transactions executed in the fourth quarter of 2015, largely offset by favorable policy benefit experience. Claims and other policy benefits decreased in 2015 due to the aforementioned retrocession agreement which retrocedes a portion of longevity risk to third parties. This reduction was partially offset by increased benefits associated with payout annuity reinsurance (longevity) transactions executed in late 2014.
Interest credited in 2016 relates to amounts credited to the contractholders of unit-linked products. In 2015 and 2014, interest credited related to unit-linked products was reflected in Traditional Reinsurance. The effect on interest credited related to unit-linked products is substantially offset by a corresponding change in investment income.
Other operating expenses increased by $7.1 million, or 40.7%, and decreased by $2.3 million, or 11.7%, in 2016 and 2015, respectively. The increase in 2016 was primarily due to administration costs related to increased longevity business, increased incentive compensation expense and an increase in expenses related to an acquisition in the Netherlands completed in the fourth quarter of 2015. The decrease in 2015 was primarily due to the effect of foreign currency fluctuations. Foreign currency exchange fluctuations resulted in a decrease in operating expenses of approximately $1.4 million and $2.0 million 2016 and 2015, respectively.

Asia Pacific Operations
The Asia Pacific operations include business generated by its offices principally in Australia, China, Hong Kong, India, Japan, Malaysia, New Zealand, Singapore, South Korea and Taiwan. The Traditional segment’s principal types of reinsurance include individual and group life and health, critical illness, disability and superannuation. Superannuation is the Australian government mandated compulsory retirement savings program. Superannuation funds accumulate retirement funds for employees, and, in addition, typically offer life and disability insurance coverage. The Financial Solutions segment includes financial reinsurance, asset-intensive and certain disability and life blocks. Reinsurance agreements may be facultative or automatic agreements covering primarily individual risks and in some markets, group risks.

For the year ended December 31, 2016	Traditional	Financial Solutions	Total Asia Pacific
(dollars in thousands)
Revenues:
Net premiums	$1,681,505	$5,428	$1,686,933
Investment income, net of related expenses	83,049	23,648	106,697
Investment related gains (losses), net	14	9,436	9,450
Other revenues	6,582	24,870	31,452
Total revenues	1,771,150	63,382	1,834,532
Benefits and expenses:
Claims and other policy benefits	1,345,951	25,180	1,371,131
Interest credited	—	12,796	12,796
Policy acquisition costs and other insurance expenses	163,036	6,071	169,107
Other operating expenses	148,235	15,272	163,507
Total benefits and expenses	1,657,222	59,319	1,716,541
Income before income taxes	$113,928	$4,063	$117,991

For the year ended December 31, 2015	Traditional	Financial Solutions	Total Asia Pacific
(dollars in thousands)
Revenues:
Net premiums	$1,551,586	$19,474	$1,571,060
Investment income, net of related expenses	80,549	18,678	99,227
Investment related gains (losses), net	—	(531)	(531)
Other revenues	6,222	18,960	25,182
Total revenues	1,638,357	56,581	1,694,938
Benefits and expenses:
Claims and other policy benefits	1,208,984	16,295	1,225,279
Interest credited	—	4,471	4,471
Policy acquisition costs and other insurance expenses	187,976	2,554	190,530
Other operating expenses	135,743	13,642	149,385
Total benefits and expenses	1,532,703	36,962	1,569,665
Income before income taxes	$105,654	$19,619	$125,273

For the year ended December 31, 2014	Traditional	Financial Solutions	Total Asia Pacific
(dollars in thousands)
Revenues:
Net premiums	$1,540,910	$34,030	$1,574,940
Investment income, net of related expenses	84,489	17,972	102,461
Investment related gains (losses), net	2,939	(4,471)	(1,532)
Other revenues	58,098	22,751	80,849
Total revenues	1,686,436	70,282	1,756,718
Benefits and expenses:
Claims and other policy benefits	1,208,611	41,455	1,250,066
Interest credited	—	896	896
Policy acquisition costs and other insurance expenses	258,812	2,296	261,108
Other operating expenses	128,411	13,942	142,353
Total benefits and expenses	1,595,834	58,589	1,654,423
Income before income taxes	$90,602	$11,693	$102,295
Income before income taxes decreased by $7.3 million, or 5.8%, and increased by $23.0 million, or 22.5%, in 2016 and 2015, respectively. The decrease in income before income taxes in 2016 was primarily attributable to unfavorable individual disability claims experience in Australia and unfavorable lapse experience from a closed Financial Solutions treaty in Japan. These unfavorable variances are partially offset by favorable claims experience from offices in Asia and gains on derivatives associated with the hedging programs to mitigate currency risks. The increase in income before income taxes in 2015 is primarily due to favorable claims experience compared to the prior year, most notably in Australia. Foreign currency exchange fluctuations contributed to an increase in income before income taxes of approximately $0.7 million and a decrease of $10.9 million in 2016 and 2015, respectively.
Traditional Reinsurance
Income before income taxes increased by $8.3 million, or 7.8%, and $15.1 million, or 16.6%, in 2016 and 2015, respectively. The increase in income before income taxes in 2016 was primarily driven by improved mortality experience in Asia. Unfavorable individual disability claims experience in Australia partially offset the increase in income in 2016. The increase in income before income taxes in 2015 was primarily due to favorable claims experience compared to the prior year. Foreign currency exchange fluctuations contributed to a decrease in income before income taxes of approximately $0.8 million and $8.0 million in 2016 and 2015, respectively.
Net premiums increased by $129.9 million, or 8.4%, and $10.7 million, or 0.7%, in 2016 and 2015, respectively. The increases in premiums for 2016 and 2015 were driven by both new and existing business written throughout the segment, partially offset by the termination of a large treaty in Australia in November 2015. The increase in 2015 was also largely offset by adverse foreign currency exchange fluctuations. The segment added new business production, measured by face amount of insurance in force, of $73.7 billion, $76.9 billion and $81.6 billion during 2016, 2015 and 2014, respectively. The face amount of reinsurance in force totaled approximately $492.2 billion, $462.7 billion, and $494.0 billion at December 31, 2016, 2015 and 2014, respectively. Foreign currency fluctuations unfavorably affected the face amount of reinsurance in force by $4.7 billion and $42.1 billion in 2016 and 2015, respectively. Foreign currency exchange fluctuations contributed to an increase in net premiums of approximately $3.3 million and a decrease of $198.2 million in 2016 and 2015, respectively.
A portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Reinsurance of critical illness in the Asia Pacific operations is offered primarily in South Korea, Australia and Hong Kong. Net premiums from this coverage totaled $398.3 million, $312.6 million, and $275.7 million in 2016, 2015 and 2014, respectively.
Net investment income increased $2.5 million, or 3.1%, and decreased by $3.9 million, or 4.7%, in 2016 and 2015, respectively. The increase in 2016 was primarily due to a higher invested asset base largely offset by a lower investment yield. The decrease in net investment income in 2015 was primarily due to unfavorable foreign currency fluctuations and a decline in investment yield.
Other revenues increased by $0.4 million, or 5.8%, and decreased by $51.9 million, or 89.3%, in 2016 and 2015, respectively. The decrease in other revenues in 2015 was primarily due to a recapture fee associated with an individual lump sum treaty in Australia along with fees associated with the reinstatement and conversion of an existing treaty in Japan in 2014.
Loss ratios for this segment were 80.0%, 77.9% and 78.4% for 2016, 2015 and 2014, respectively. The increase in the loss ratio in 2016 was primarily due to aforementioned unfavorable individual disability claims experience in Australia and additional benefit expense associated with a large treaty in Hong Kong due to adjustments associated with delays in client reporting. The slight decrease in the loss ratio in 2015 was primarily due to favorable claims experience and higher premiums.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 9.7%, 12.1% and 16.8% for 2016, 2015 and 2014, respectively. The decrease in 2016 was due primarily to a $40.0 million decrease in policy acquisition costs and other insurance expenses due to adjustments associated with delays in client reporting on a large treaty in Hong Kong. The decrease in the ratio in 2015 was primarily attributable to the recognition of the DAC relating to the aforementioned individual lump sum treaty recapture in Australia in 2014. The ratio of policy acquisition costs and other insurance expenses as a percentage of net premiums should generally decline as the business matures; however, the percentage does fluctuate periodically due to variations in the mixture of business and client-related actions.
Other operating expenses increased $12.5 million, or 9.2%, and $7.3 million, or 5.7%, in 2016 and 2015, respectively. The 2016 increase in other operating expenses is mainly due to increased compensation costs relating to new positions filled during the second half of 2015, primarily in the growing Asian operations based in Hong Kong. The 2015 increase in other operating expenses is primarily due to an increase in information and technology expenses. Foreign currency exchange fluctuations resulted in an increase in operating expenses of approximately $0.7 million and a decrease of $14.3 million in 2016 and 2015, respectively. Other operating expenses as a percentage of net premiums totaled 8.8%, 8.7% and 8.3% in 2016, 2015 and 2014, respectively. The timing of premium flows and the level of costs associated with the entrance into and development of new markets in the Asia Pacific segment may cause other operating expenses as a percentage of net premiums to fluctuate over periods of time.
Financial Solutions
Income before income taxes decreased by $15.6 million, or 79.3%, and increased by $7.9 million, or 67.8%, in 2016 and 2015, respectively. The decrease in 2016 was primarily due to unfavorable lapse experience from a closed treaty in Japan, partially offset by gains on derivatives associated with hedging programs to mitigate currency risks. The increase in 2015 in income before income taxes is primarily attributable to favorable experience in disability reinsurance business within the segment. Foreign currency exchange fluctuations contributed to an increase in income before income taxes of approximately $1.5 million and a decrease of $2.9 million in 2016 and 2015, respectively.
Net premiums decreased by $14.0 million, or 72.1%, and $14.6 million, or 42.8%, in 2016 and 2015, respectively. The decreases were primarily due to policy lapses on a closed treaty in Japan. Foreign currency exchange fluctuations contributed to an increase in net premiums of approximately $0.2 million and a decrease of $2.6 million in 2016 and 2015, respectively.
Net investment income increased $5.0 million, or 26.6%, and $0.7 million, or 3.9%, in 2016 and 2015, respectively. The increase in investment income in 2016 was primarily due to an increase in invested assets associated with a treaty in Japan that came into effect in late 2015.
Other revenues increased by $5.9 million, or 31.2%, and decreased by $3.8 million, or 16.7%, in 2016 and 2015, respectively. The increase in 2016 was primarily due to new transactions. The decrease in 2015 was primarily due to the recapture of certain treaties during the year. The amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures was $1.5 billion and $1.2 billion at December 31, 2016 and 2015, respectively. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and therefore can fluctuate from period to period.
Claims and other policy benefits increased by $8.9 million, or 54.5%, and decreased by $25.2 million, or 60.7%, in 2016 and 2015, respectively. The increase in 2016 was attributable to the aforementioned unfavorable lapse experience on a closed treaty in Japan. The decrease in 2015 was attributable to favorable experience on disability reinsurance business in the segment. Management views recent experience as normal short-term volatility that is inherent in the business.
Other operating expenses increased by $1.6 million, or 11.9%, and decreased by $0.3 million, or 2.2%, in 2016 and 2015, respectively. The timing of premium flows and the level of costs associated with the entrance into and development of new markets in the Asia Pacific segment may cause other operating expenses to fluctuate over periods of time.

Corporate and Other
Corporate and Other revenues primarily include investment income from unallocated invested assets and investment related gains and losses. Corporate and Other expenses consist of the offset to capital charges allocated to the operating segments within the policy acquisition costs and other insurance income line item, unallocated overhead and executive costs, interest expense related to debt, and the investment income and expense associated with the Company’s collateral finance and securitization transactions. Additionally, Corporate and Other includes results from certain wholly-owned subsidiaries and joint ventures that, among other activities, develop and market technology solutions for the insurance industry.

For the year ended December 31,	2016	2015	2014
(dollars in thousands)
Revenues:
Net premiums	$342	$565	$780
Investment income, net of related expenses	117,057	123,450	110,806
Investment related gains (losses), net	51,256	(65,107)	(8,885)
Other revenues	12,301	9,987	7,652
Total revenues	180,956	68,895	110,353
Benefits and expenses:
Claims and other policy benefits	(9)	38	(4)
Interest credited	2,469	1,028	808
Policy acquisition costs and other insurance income	(100,266)	(87,551)	(83,501)
Other operating expenses	154,554	109,017	96,602
Interest expense	137,623	142,863	96,700
Collateral finance and securitization expense	25,827	22,644	11,441
Total benefits and expenses	220,198	188,039	122,046
Loss before income taxes	$(39,242)	$(119,144)	$(11,693)
Loss before income taxes decreased by $79.9 million and increased by $107.5 million in 2016 and 2015, respectively. The decrease in loss before income taxes in 2016 was primarily due to increased net investment related gains of $116.4 million along with an increase in other revenues and lower interest expense, partially offset by lower investment income and higher operating expenses. The increase in loss before income taxes in 2015 is primarily due to an increase in total investment related losses of $56.2 million along with an increase of $46.2 million in interest expense.
Total revenues increased $112.1 million, or 162.7%, and decreased by $41.5 million, or 37.6%, in 2016 and 2015, respectively. The increase in revenues in 2016 was primarily caused by increased net investment related gains of $116.4 million, due to a $32.7 million reduction in other-than-temporary impairments on fixed maturities and net gains on the sale of fixed maturities, along with an increase in other revenues of $2.3 million. The decrease in total revenues in 2015 was largely due to the increase in investment related losses of $56.2 million primarily due to other-than-temporary impairments on fixed maturities of $48.8 million offset by an increase in investment income, net of related expenses of $12.6 million due to an increase in allocated invested assets and higher investment yields.
Total benefits and expenses increased by $32.2 million or 17.1%, and $66.0 million or 54.1%, in 2016 and 2015, respectively. The increase in total benefits and expenses in 2016 was primarily due to an increase of other operating expenses of $45.5 million, and partially offset by an increase in other insurance income of $12.7 million, as well as a decrease in interest expense of $5.2 million. The reduction in interest expense is mainly attributable to a $15.7 million reduction in tax-related interest expense resulting from the effective settlement of uncertain tax positions and a $10.8 million reduction in interest expense related to the conversion of the Company’s junior subordinated debentures to a floating rate in December 2015. These reductions in interest expense are largely offset by $21.9 million of additional interest expense related to the issuance of $800.0 million in long-term debt during 2016. The increase in other insurance income is primarily related to the offset to capital charges allocated to the operating segments. The increase in total benefits and expenses in 2015 was largely due to an increase of $46.2 million in interest expense due to the prior year accruals related to uncertain tax positions no longer being accrued in 2015, an increase of $12.4 million in other operating expenses primarily related to compensation and an increase in collateral finance and securitization expense due to the issuance of $300.0 million of securitization notes in the fourth quarter of 2014.
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
The Company periodically reviews the EGP valuation model and assumptions so that the assumptions reflect best estimates of future experience. Two assumptions are considered to be most significant: (1) estimated interest spread, and (2) estimated future policy lapses. As of December 31, 2016, the Company had $582.0 million of DAC related to asset-intensive products, all within the U.S. and Latin America Financial Solutions segment. The following table reflects the possible change that would occur in a given year if assumptions, as a percentage of current DAC related to asset-intensive products, are changed as illustrated:

Quantitative Change in Significant Assumptions	One-Time Increase in DAC	One-Time Decrease in DAC

Estimated interest spread increasing (decreasing) 25 basis points from the current spread	3.62%	(3.83)%

Estimated future policy lapse rates decreasing (increasing) 20% on a permanent basis (including surrender charges)	2.60%	(2.13)%
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
The following table displays DAC balances for the Traditional and Financial Solutions segments as of December 31, 2016:

(dollars in thousands)	Traditional	Financial Solutions	Total

U.S. and Latin America	$1,818,211	$582,031	$2,400,242
Canada	201,149	—	201,149
Europe, Middle East and Africa	206,837	—	206,837
Asia Pacific	512,123	18,254	530,377
Total	$2,738,320	$600,285	$3,338,605
As of December 31, 2016, the Company estimates that all of its DAC balance is collateralized by surrender fees due to the Company and the reduction of policy liabilities, in excess of termination values, upon surrender or lapse of a policy.
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
Current Market Environment
The current interest rate environment in select markets, primarily the U.S. and Canada, continues to negatively affect the Company’s earnings. The Company’s average investment yield, excluding spread related business, for 2016 was at 4.57%, 25 basis points below 2015. The Company’s insurance liabilities, in particular its annuity products, are sensitive to changing market factors. Gross unrealized gains on fixed maturity and equity securities available-for-sale were $2,246.5 million and $1,947.0 million at December 31, 2016 and 2015, respectively. Gross unrealized losses totaled $374.9 million and $627.5 million at December 31, 2016 and 2015, respectively.
The Company continues to be in a position to hold any investment security showing an unrealized loss until recovery, provided it remains comfortable with the credit of the issuer. As indicated above, gross unrealized gains on investment securities of $2,246.5 million remain well in excess of gross unrealized losses of $374.9 million as of December 31, 2016. Historically low interest rates continued to put pressure on the Company’s investment yield. The Company does not rely on short-term funding or commercial paper and to date it has experienced no liquidity pressure, nor does it anticipate such pressure in the foreseeable future.
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
RGA, through wholly-owned subsidiaries, has committed to provide statutory reserve support to third-parties, in exchange for a fee, by funding loans if certain defined events occur. Such statutory reserves are required under the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX for term life insurance policies and Regulation A-XXX for universal life secondary guarantees). The third-parties have recourse to RGA should the subsidiary fail to provide the required funding, however, as of December 31, 2016, the Company does not believe that it will be required to provide any funding under these commitments as the occurrence of the defined events is considered remote. See Note 12 - “Commitments, Contingencies and Guarantees” in the Notes to Consolidated Financial Statements for a table that presents these commitments by period and maximum obligation.
RGA established an intercompany revolving credit facility where certain subsidiaries can lend to or borrow from each other and from RGA in order to manage capital and liquidity more efficiently. The intercompany revolving credit facility, which is a series of demand loans among RGA and its affiliates, is permitted under applicable insurance laws. This facility reduces overall borrowing costs by allowing RGA and its operating companies to access internal cash resources instead of incurring third-party transaction costs. The statutory borrowing and lending limit for RGA’s Missouri-domiciled insurance subsidiaries is currently 3% of the insurance company’s admitted assets as of its most recent year-end. There was $25.0 million and $45.0 million outstanding under the intercompany revolving credit facility as of December 31, 2016 and 2015, respectively. In addition to loans associated with the intercompany revolving credit facility, RGA and its subsidiary, RGA Capital LLC, provided loans to RGA Australian Holdings Pty Limited with a total outstanding balance of $43.2 million and $43.7 million as of December 31, 2016 and 2015, respectively.
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
Undistributed earnings of the Company’s foreign subsidiaries are targeted for reinvestment outside of the U.S. As of December 31, 2016, the amount of cash and cash equivalents and short-term investments held by the Company’s subsidiaries that are taxed in a foreign jurisdiction was $881.9 million, of which $422.4 million was not available for use in the U.S. without incurring U.S. income taxes. The Company’s liquidity and capital position would not be materially affected by not having these funds available for use in the U.S. due to the Company’s aforementioned alternate liquidity resources. The Company would incur approximately $107.9 million in U.S. income taxes if these cash and cash equivalents and short-term investments are repatriated to the U.S.

RGA endeavors to maintain a capital structure that provides financial and operational flexibility to its subsidiaries, credit ratings that support its competitive position in the financial services marketplace, and shareholder returns. As part of the Company’s capital deployment strategy, it has in recent years repurchased shares of RGA common stock and paid dividends to RGA shareholders, as authorized by the board of directors. In January 2016, RGA’s board of directors authorized a share repurchase program, with no expiration date, to repurchase up to $400.0 million of RGA’s outstanding common stock. The pace of repurchase activity depends on various factors such as the level of available cash, an evaluation of the costs and benefits associated with alternative uses of excess capital, such as acquisitions and in force reinsurance transactions, and RGA’s stock price. Details underlying dividend and share repurchase program activity were as follows (in thousands, except share data):

	2016	2015	2014
Dividends to shareholders	$100,371	$93,381	$87,256
Repurchases of treasury stock (1)	116,522	375,305	197,665
Total amount paid to shareholders	$216,893	$468,686	$284,921

Number of shares repurchased (1)	1,356,892	4,145,440	2,530,608
Average price per share	$85.87	$90.53	$78.11
(1) Excludes shares utilized to execute and settle certain stock incentive awards.
On January 26, 2017, RGA’s board of directors authorized a share repurchase program for up to $400.0 million of RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date. In connection with this new authorization, the board of directors terminated the stock repurchase authority granted in 2016.
RGA declared dividends totaling $1.56 per share in 2016. All future payments of dividends are at the discretion of RGA’s board of directors and will depend on the Company’s earnings, capital requirements, insurance regulatory conditions, operating conditions, and other such factors as the board of directors may deem relevant. The amount of dividends that RGA can pay will depend in part on the operations of its reinsurance subsidiaries.
See Note 13 - “Debt” and Note 18 - “Equity” in the Notes to Consolidated Financial Statements for additional information regarding the Company’s securities transactions.
Statutory Dividend Limitations
RCM, RGA Reinsurance and Chesterfield Re are subject to Missouri statutory provisions that restrict the payment of dividends. They may not pay dividends in any 12-month period in excess of the greater of the prior year’s statutory net gain from operations or 10% of statutory capital and surplus at the preceding year-end, without regulatory approval. The applicable statutory provisions only permit an insurer to pay a shareholder dividend from unassigned surplus. Any dividends paid by RGA Reinsurance would be paid to RCM, its parent company, which in turn has restrictions related to its ability to pay dividends to RGA. Chesterfield Re would pay dividends to its immediate parent Chesterfield Financial, which would in turn pay dividends to RCM, subject to the terms of the indenture for the embedded value securitization transaction, in which Chesterfield Financial cannot declare or pay any dividends so long as any private placement notes are outstanding. The MDOI allows RCM to pay a dividend to RGA to the extent RCM received the dividend from RGA Reinsurance, without limitation related to the level of unassigned surplus. Dividend payments from other subsidiaries are subject to regulations in the jurisdiction of domicile, which are generally based on their earnings and/or capital level. In addition, the earnings of substantially all of the Company’s foreign subsidiaries have been indefinitely reinvested in foreign operations.
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
Debt
Certain of the Company’s debt agreements contain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of consolidated net worth, maximum ratios of debt to capitalization and change of control provisions. The Company is required to maintain a minimum consolidated net worth, as defined in the debt agreements, of $3.5 billion, calculated as of the last day of each fiscal quarter. Also, consolidated indebtedness, calculated as of the last day of each fiscal quarter, cannot exceed 35% of the sum of the Company’s consolidated indebtedness plus adjusted consolidated stockholders’ equity. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the various agreements. Additionally, the Company’s debt agreements contain cross-default covenants, which would make outstanding borrowings immediately payable in the event of a material uncured covenant default under any of the agreements, including, but not limited to, non-payment of indebtedness when due for an amount in excess of $100.0 million, bankruptcy proceedings, or any other event which results in the acceleration of the maturity of indebtedness.

As of December 31, 2016 and 2015, the Company had $3.1 billion and $2.3 billion, respectively, in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. As of December 31, 2016, the average interest rate on long-term debt outstanding was 5.16% compared to 5.20% at the end of 2015. The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, available liquidity at the holding company, and the Company’s ability to raise additional funds.
The Company enters into derivative agreements with counterparties that reference either the Company’s debt rating or its financial strength rating. If either rating is downgraded in the future, it could trigger certain terms in the Company’s derivative agreements, which could negatively affect overall liquidity. For the majority of the Company’s derivative agreements, there is a termination event, at the Company’s option, should the long-term senior debt ratings drop below either BBB+ (S&P) or Baa1 (Moody’s) or the financial strength ratings drop below either A- (S&P) or A3 (Moody’s).
In June 2016, RGA issued 3.95% Senior Notes due September 15, 2026 with a face amount of $400.0 million and 5.75% Fixed-To-Floating Rate Subordinated Debentures due June 15, 2056 with a face amount of $400.0 million. These securities have been registered with the Securities and Exchange Commission. The net proceeds from these offerings were approximately $791.2 million and will be used in part to repay upon maturity the Company’s $300.0 million 5.625% senior notes that mature in March 2017. The remainder will be used for general corporate purposes. Capitalized issue costs were approximately $8.8 million.
The Company may borrow up to $850.0 million in cash and obtain letters of credit in multiple currencies on its revolving credit facility that expires in December 2019. As of December 31, 2016, the Company had no cash borrowings outstanding and $96.1 million in issued, but undrawn, letters of credit under this facility.
Based on the historic cash flows and the current financial results of the Company, management believes RGA’s cash flows will be sufficient to enable RGA to meet its obligations for at least the next 12 months.
Letters of Credit
The Company has obtained bank letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions similar to those described in the “Debt” discussion above. At December 31, 2016, there were approximately $189.4 million of outstanding bank letters of credit in favor of third parties. Additionally, in accordance with applicable regulations, the Company utilizes letters of credit to secure statutory reserve credits when it retrocedes business to its affiliated subsidiaries. The Company cedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions, such as the U.S. and the UK. The Company believes the capital required to support the business in the affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of December 31, 2016, $1.0 billion in letters of credit from various banks were outstanding, but undrawn, backing reinsurance between the various subsidiaries of the Company. See Note 13—“Debt” in the Notes to Consolidated Financial Statements for information regarding the Company’s letter of credit facilities.
In 2006, the Company entered into a reinsurance agreement that requires it to post collateral for a portion of the business being reinsured. As part of the collateral requirements, a third party financial institution has issued a letter of credit for the benefit of the ceding company (the “beneficiary”), which may draw on the letter of credit to be reimbursed for valid claim payments not made by RGA pursuant to the reinsurance treaty. RGA is not a direct obligor under the letter of credit. To the extent the letter of credit is drawn by the beneficiary, reimbursement to the third party financial institution will be through reduction in amounts owed to RGA by the third party financial institution under a secured structured loan. RGA’s liability under the reinsurance agreement will be reduced by any amount drawn by the ceding company under the letter of credit. As of December 31, 2016, the structured loan totaled $17.5 million and the amount of the letter of credit totaled $40.7 million. The structured loan is recorded in other invested assets on RGA’s consolidated balance sheets.
Collateral Finance and Securitization Notes and Statutory Reserve Funding
The Company uses various internal and third-party reinsurance arrangements and funding sources to manage statutory reserve strain, including reserves associated with the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX), and collateral requirements. Assets in trust and letters of credit are often used as collateral in these arrangements.
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
In October 2015, RGA’s subsidiary, RGA Americas, entered into a collateral financing transaction pursuant to which it issued a CAD$150.0 million note to a third party and, in return, obtained a CAD$150.0 million demand note issued by a designated series of a Delaware master trusts. The demand note matures in October 2020 and is used to support collateral requirements for Canadian reinsurance transactions.
The demand note is secured by a portfolio of specified assets that have an aggregate market value at least equal to the principal amount of the demand note and a payment obligation pledged by a third party financial institution. The principal amount of the demand note is payable upon demand by the holder, which creates a corresponding payment under the note issued by RGA Americas. The note issued by RGA Americas bears interest at a rate equal to the rate on the corresponding demand note, plus an amount representing fees payable to the applicable third party financial institution. As of December 31, 2016, no principal payments have been received or are currently due on the demand note and, as a result, there was no payment obligation under the note issued by RGA Americas. Accordingly, the notes are not reflected in the Company’s consolidated balance sheet as of that date.
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
In December 2014, RGA’s subsidiary, Chesterfield Financial, issued $300.0 million of asset-backed notes due December 2034 in a private placement. The notes were issued as part of an embedded value securitization transaction covering a closed block of policies assumed by RGA Reinsurance and retroceded to Chesterfield Re under a retrocession agreement. Proceeds from the notes, along with a direct investment by the Company, were applied by Chesterfield Financial to (i) pay certain transaction-related expenses, (ii) establish a reserve account owned by Chesterfield Financial and pledged to the indenture trustee for the benefit of the holders of the notes (primarily to cover interest payments on the notes), and (iii) to fund an initial stock purchase from and capital contribution to Chesterfield Re to capitalize Chesterfield Re and to finance the payment of ceding commission by Chesterfield Re to RGA Reinsurance under the retrocession agreement. Interest on the notes accrues at an annual rate of 4.50%, payable quarterly. The notes represent senior, secured indebtedness of Chesterfield Financial. Limited support is provided by RGA for temporary potential liquidity events at Chesterfield Financial and for temporary potential statutory capital and surplus events at Chesterfield Re. Otherwise, there is no legal recourse to RGA or its other subsidiaries. The notes are not insured or guaranteed by any other person or entity.
In June 2006, RGA’s subsidiary, Timberlake Financial, issued $850.0 million of Series A Floating Rate Insured Notes, due June 2036, in a private placement. The notes were issued to fund the collateral requirements for statutory reserves required by Regulation XXX on specified term life insurance policies reinsured by RGA Reinsurance and retroceded to Timberlake Re. Proceeds from the notes, along with a $112.8 million direct investment by the Company, were deposited into a series of accounts that collateralize the notes and are not available to satisfy the general obligations of the Company. Interest on the notes accrues at an annual rate of 1-month London Interbank Offered Rate (“LIBOR”) plus a base rate margin, payable monthly.
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
Affiliated captives are commonly used in the insurance industry to help manage statutory reserve and collateral requirements and are often domiciled in the same state as the insurance company that sponsors the captive. The NAIC has analyzed the insurance industry’s use of affiliated captive reinsurers to satisfy certain reserve requirements and has adopted measures to promote uniformity in both the approval and supervision of such reinsurers. New standards to address the use of captive reinsurers were implemented, allowing current captives to continue in accordance with their currently approved plans. State insurance regulators that regulate the Company’s domestic insurance companies have placed additional restrictions on the use of newly established captive reinsurers which may increase costs and add complexity. As a result, the Company may need to alter the type and volume of business it reinsures, increase prices on those products, raise additional capital to support higher regulatory reserves or implement higher cost strategies, all of which could adversely affect the Company’s competitive position and its results of operations.
In the U.S., the introduction of the certified reinsurer has provided an alternative way to manage collateral requirements. In 2014, RGA Americas was designated as a certified reinsurer by the MDOI. This designation allows the Company to retrocede business to RGA Americas in lieu of using captives for collateral requirements. Effective in 2017, principles-based reserves are permitted in the U.S. During 2016, the NAIC amended the standard valuation law to adopt life principles-based reserving to be effective January 1, 2017, allowing a three-year adoption period. The Company has chosen not to establish captives subject to the new regulations as it evaluates the impact of the regulations on new captives, and how these new captives fit into the Company’s overall risk management and financing programs.
Assets in Trust
Some treaties give ceding companies the right to request that the Company place assets in trust for the benefit of the cedant to support statutory reserve credits in the event of a downgrade of the Company’s ratings to specified levels, generally non-investment grade levels, or if minimum levels of financial condition are not maintained. As of December 31, 2016, these treaties had approximately $1.9 billion in statutory reserves. Assets placed in trust continue to be owned by the Company, but their use is restricted based on the terms of the trust agreement. Securities with an amortized cost of $2.4 billion were held in trust for the benefit of certain RGA subsidiaries to satisfy collateral requirements for reinsurance business at December 31, 2016. Additionally, securities with an amortized cost of $12.1 billion as of December 31, 2016 were held in trust to satisfy collateral requirements under certain third-party reinsurance treaties. Under certain conditions, the Company may be obligated to move reinsurance from one subsidiary of RGA to another subsidiary or make payments under a given treaty. These conditions include change in control or ratings of the subsidiary, insolvency, nonperformance under a treaty, or loss of reinsurance license of such subsidiary. If the Company was ever required to perform under these obligations, the risk to the Company on a consolidated basis under the reinsurance treaties would not change; however, additional capital may be required due to the change in jurisdiction of the subsidiary reinsuring the business, which could lead to a strain on liquidity.
Proceeds from the notes issued by Timberlake Financial and RGA’s direct investment in Timberlake Financial were deposited into a series of trust accounts as collateral and are not available to satisfy the general obligations of the Company. As of December 31, 2016 the Company held deposits in trust and in custody of $893.8 million for this purpose, which is not included in the figures above. A reserve account has been established to cover interest payments on notes issued by Chesterfield Financial that are not available to satisfy the general obligations of the Company. As of December 31, 2016 the Company held deposits in trust of $22.1 million for this purpose, which is not included in the figures above. See “Collateral Finance and Securitization Notes and Statutory Reserve Funding” above for additional information on the Timberlake Financial and Chesterfield Financial notes.
Reinsurance Operations
Reinsurance agreements, whether facultative or automatic, generally provide recapture provisions. Most U.S.-based reinsurance treaties include a recapture right for ceding companies, generally after 10 years. Outside of the U.S., treaties primarily include a mutually agreed-upon recapture provision. Recapture rights permit the ceding company to reassume all or a portion of the risk formerly ceded to the reinsurer. In some situations, the Company has the right to place assets in trust for the benefit of the ceding party in lieu of recapture. Additionally, certain treaties may grant recapture rights to ceding companies in the event of a significant decrease in RGA Reinsurance’s NAIC risk based capital ratio or financial strength rating. The RBC ratio trigger varies by treaty, with the majority between 125% and 225% of the NAIC’s company action level. Financial strength rating triggers vary by treaty with the majority of the triggers reached if RGA Reinsurance’s financial strength rating falls five notches from its current rating of “AA-” to the “BBB” level on the S&P scale. Recapture of business previously ceded does not affect premiums ceded prior to the recapture of such business, but would reduce premiums in subsequent periods. Upon recapture, the Company would reflect a net gain or loss on the settlement of the assets and liabilities associated with the treaty. In some cases, the ceding company is required to pay the Company a recapture fee. The Company estimates approximately $345.2 billion of its gross assumed in force business, as of December 31, 2016, was subject to treaties where the ceding company could recapture in the event minimum levels of financial condition or ratings were not maintained.
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
Off-Balance Sheet Arrangements
The Company has commitments to fund investments in limited partnerships, commercial mortgage loans, private placement investments and bank loans, including revolving credit agreements. See Note 12 - “Commitments, Contingencies and Guarantees” in the Notes to Consolidated Financial Statements for additional information on the Company’s commitments to fund investments and other off-balance sheet arrangements.
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
Additional sources of liquidity to meet unexpected cash outflows in excess of operating cash inflows and current cash and equivalents on hand include selling short-term investments or fixed maturity securities and drawing funds under a revolving credit facility, under which the Company had availability of $753.9 million as of December 31, 2016. The Company also has $1.0 billion of funds available through collateralized borrowings from the Federal Home Loan Bank of Des Moines (“FHLB”) as of December 31, 2016. As of December 31, 2016, the Company could have borrowed these additional amounts without violating any of its existing debt covenants.
The Company’s principal cash outflows relate to the payment of claims liabilities, interest credited, operating expenses, income taxes, dividends to shareholders, purchases of treasury stock, and principal and interest under debt and other financing obligations. The Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage and coinsurance contracts (See Note 2, “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements). The Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance. The Company has never experienced a material default in connection with retrocession arrangements, nor has it experienced any difficulty in collecting claims recoverable from retrocessionaires; however, no assurance can be given as to the future performance of such retrocessionaires nor to the recoverability of future claims. The Company’s management believes its current sources of liquidity are adequate to meet its cash requirements for the next 12 months.

Summary of Primary Sources and Uses of Liquidity and Capital
The Company’s primary sources and uses of liquidity and capital are summarized as follows (dollars in thousands):

	For the years ended December 31,
	2016	2015	2014
Sources:
Net cash provided by operating activities	$1,421,076	$2,088,615	$2,336,155
Proceeds from long-term debt issuance	799,984	—	100,000
Proceeds from issuance of collateral finance and securitization notes	—	164,220	300,000
Excess tax benefits from share-based payment arrangement	162	2,963	—
Exercise of stock options, net	15,321	11,151	9,246
Change in cash collateral for derivatives and other arrangements	26,413	52,381	162,435
Cash provided by changes in universal life and other
investment type policies and contracts	512,612	—	—
Total sources	2,775,568	2,319,330	2,907,836

Uses:
Net cash used in investing activities	2,781,084	1,431,741	1,310,945
Dividends to stockholders	100,371	93,381	87,256
Repayment of collateral finance and securitization notes	64,571	19,732	—
Debt issuance costs	8,766	4,748	4,260
Principal payments of long-term debt	2,479	2,380	772
Purchases of treasury stock	122,916	384,519	201,525
Excess tax benefits from share-based payment arrangement	—	—	3,011
Cash used for changes in universal life and other
investment type policies and contracts	—	434,237	530,416
Effect of exchange rate changes on cash	19,938	68,986	47,629
Total uses	3,100,125	2,439,724	2,185,814
Net increase (decrease) in cash and cash equivalents	$(324,557)	$(120,394)	$722,022
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

Contractual Obligations
The following table displays the Company’s contractual obligations, including obligations arising from its reinsurance business (in millions):

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Future policy benefits(1)	$6,627.5	$(413.1)	$(748.9)	$(717.8)	$8,507.3
Interest-sensitive contract liabilities(2)	20,005.0	1,563.2	3,318.7	2,922.7	12,200.4
Long-term debt, including interest	6,245.6	464.7	712.4	660.7	4,407.8
Collateral finance and securitization notes, including interest(3)	916.7	95.9	221.8	376.7	222.3
Other policy claims and benefits	4,263.0	4,263.0	—	—	—
Operating leases	45.7	11.3	16.6	6.8	11.0
Limited partnerships	332.2	332.2	—	—	—
Payables for collateral received under derivative transactions	254.5	254.5	—	—	—
Other investment related commitments	349.5	349.5	—	—	—
Total	$39,039.7	$6,921.2	$3,520.6	$3,249.1	$25,348.8

(1)
Future policyholder benefits include liabilities related primarily to the Company’s reinsurance of life and health insurance products. Amounts presented in the table above represent the estimated obligations as they become due to ceding companies for benefits under such contracts, and also include future premiums, allowances and other amounts due to or from the ceding companies as the result of the Company’s assumptions of mortality, morbidity, policy lapse and surrender risk as appropriate to the respective product. Total payments may vary materially from prior years due to the assumption of new treaties or as a result of changes in projections of future experience. All estimated cash payments presented in the table above are undiscounted as to interest, net of estimated future premiums on policies currently in force and gross of any reinsurance recoverable. The sum of the undiscounted estimated cash flows shown for all years in the table is an obligation of $6,627.5 million compared to the discounted liability amount of $19,581.6 million included on the consolidated balance sheets, substantially all due to the effects of discounting the estimated cash flows in the balance sheet liability. The time value of money is not factored into the calculations in the table above. In addition, differences will arise due to changes in the projection of future benefit payments compared with those developed when the reserve was established. Expected premiums can exceed expected policy benefit payments and allowances due to the nature of the reinsurance treaties, which generally have increasing premium rates that exceed the increasing benefit payments.

(2)
Interest-sensitive contract liabilities include amounts related to the Company’s reinsurance of asset-intensive products, primarily deferred annuities and corporate-owned life insurance. Amounts presented in the table above represent the estimated obligations as they become due both to and from ceding companies relating to activity of the underlying policyholders. Amounts presented in the table above represent the estimated obligations under such contracts undiscounted as to interest, including assumptions related to surrenders, withdrawals, premium persistency, partial withdrawals, surrender charges, annuitizations, mortality, future interest credited rates and policy loan utilization. The sum of the obligations shown for all years in the table of $20,005.0 million exceeds the liability amount of $14,029.4 million included on the consolidated balance sheets principally due to the lack of discounting and accounting for separate account contracts.

(3)
Includes the Manor Re collateral financing arrangement that does not appear on the consolidated balance sheets due to a master netting agreement where the Company holds a term deposit note of equal value from the counterparty.

Excluded from the table above are net deferred income tax liabilities, unrecognized tax benefits, and accrued interest related to unrecognized tax benefits of $2,918.6 million, for which the Company cannot reliably determine the timing of payment. Current income tax payable is also excluded from the table.
The net funded status of the Company’s qualified and nonqualified pension and other postretirement liabilities included within other liabilities has been excluded from the amounts presented in the table above. As of December 31, 2016, the Company had a net unfunded balance of $137.7 million related to qualified and nonqualified pension and other postretirement liabilities. See Note 10 – “Employee Benefit Plans” in the Notes to Consolidated Financial Statements for information related to the Company’s obligations and funding requirements for pension and other post-employment benefits.
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
The Company’s asset-intensive products are primarily supported by investments in fixed maturity securities reflected on the Company’s consolidated balance sheets and under funds withheld arrangements with the ceding company. Investment guidelines are established to structure the investment portfolio based upon the type, duration and behavior of products in the liability portfolio so as to achieve targeted levels of profitability. The Company manages the asset-intensive business to provide a targeted spread between the interest rate earned on investments and the interest rate credited to the underlying interest-sensitive contract liabilities. The Company periodically reviews models projecting different interest rate scenarios and their effect on profitability. Certain of these asset-intensive agreements, primarily in the U.S. and Latin America Financial Solutions operating segment, are generally funded by fixed maturity securities that are withheld by the ceding company.
The Company’s liquidity position (cash and cash equivalents and short-term investments) was $1,277.4 million and $2,083.6 million at December 31, 2016 and 2015, respectively. The decrease in cash and cash equivalents in 2016 is primarily related to the timing and execution of the Company’s investment strategies. Cash and cash equivalents includes cash collateral received from derivative counterparties of $254.5 million and $245.0 million as of December 31, 2016 and 2015, respectively. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in other liabilities in the Company’s consolidated balance sheets. Liquidity needs are determined from valuation analyses conducted by operational units and are driven by product portfolios. Periodic evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.
See “Securities Borrowing, Lending and Other” in Note 4 - “Investments” in the Notes to Consolidated Financial Statements for information related to the Company’s securities borrowing, lending and repurchase/reverse repurchase programs. In addition to its security agreements with third parties, certain RGA’s subsidiaries have entered into intercompany securities lending agreements to more efficiently source securities for lending to third parties and to provide for more efficient regulatory capital management.
The Company is a member of the FHLB and holds $55.7 million of FHLB common stock, which is included in other invested assets on the Company’s consolidated balance sheets. Membership provides the Company access to borrowing arrangements with the FHLB (“advances”) and funding agreements, discussed below. The Company did not have advances at December 31, 2016 and 2015. The Company’s average outstanding balance of advances was $28.5 million and $14.9 million in 2016 and 2015, respectively. Interest on advances is reflected in interest expense on the Company’s consolidated statements of income.
In addition, the Company has also entered into funding agreements with the FHLB under guaranteed investment contracts whereby the Company has issued the funding agreements in exchange for cash and for which the FHLB has been granted a blanket lien on the Company’s commercial and residential mortgage-backed securities and commercial mortgage loans used to collateralize the Company’s obligations under the funding agreements. The Company maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreements represented by this blanket lien provide that upon any event of default by the Company, the FHLB’s recovery is limited to the amount of the Company’s liability under the outstanding funding agreements. The amount of the Company’s liability for the funding agreements with the FHLB under guaranteed investment contracts was $1.1 billion and $622.1 million at December 31, 2016 and 2015, respectively, which is included in interest sensitive contract liabilities on the Company’s consolidated balance sheets. The advances on these agreements are collateralized primarily by commercial and residential mortgage-backed securities, commercial mortgage loans, and U.S. Treasury and government agency securities. The amount of collateral exceeds the liability and is dependent on the type of assets collateralizing the guaranteed investment contracts.
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

Portfolio Composition
The Company had total cash and invested assets of $46.0 billion and $43.5 billion at December 31, 2016 and 2015, respectively, as illustrated below (dollars in thousands):

	2016	% of Total	2015	% of Total
Fixed maturity securities, available-for-sale	$32,093,625	69.6%	$29,642,905	68.1%
Mortgage loans on real estate	3,775,522	8.2	3,129,951	7.2
Policy loans	1,427,602	3.1	1,468,796	3.4
Funds withheld at interest	5,875,919	12.8	5,880,203	13.5
Short-term investments	76,710	0.2	558,284	1.3
Other invested assets	1,591,940	3.5	1,298,120	3.0
Cash and cash equivalents	1,200,718	2.6	1,525,275	3.5
Total cash and invested assets	$46,042,036	100.0%	$43,503,534	100.0%
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

				Increase /(Decrease)
	2016	2015	2014	2016	2015
Average invested assets at amortized cost	$23,188,717	$20,784,941	$19,876,715	11.6%	4.6%
Net investment income	1,060,641	1,002,197	957,882	5.8%	4.6%
Investment yield (ratio of net investment income to average invested assets)	4.57%	4.82%	4.82%	(25) bps	— bps
Investment yield was lower between 2016 and 2015 primarily due to the effect of a lower interest rate environment notably in the U.S. and Canada. Investment yield was consistent between 2015 and 2014 as the effect of a lower interest rate environment was offset by the cumulative effect of income related to a funds withheld transaction executed in the fourth quarter of 2015, retroactive to the beginning of the year.
Fixed Maturity and Equity Securities Available-for-Sale
See “Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for tables that provide the amortized cost, unrealized gains and losses, estimated fair value of fixed maturity and equity securities, and the other-than-temporary impairments in AOCI by sector as of December 31, 2016 and 2015.
The Company’s fixed maturity securities are invested primarily in corporate bonds, mortgage-and asset-backed securities, and U.S. and foreign government securities. As of December 31, 2016 and 2015, approximately 95.0% and 94.6%, respectively, of the Company’s consolidated investment portfolio of fixed maturity securities were investment grade.
Important factors in the selection of investments include diversification, quality, yield, call protection and total rate of return potential. The relative importance of these factors is determined by market conditions and the underlying reinsurance liability and existing portfolio characteristics. The largest asset class in which fixed maturity securities were invested was in corporate securities, which represented approximately 61.1% of total fixed maturity securities at December 31, 2016, compared to 59.7% at December 31, 2015. See “Corporate Fixed Maturity Securities” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for tables showing the major industry types which comprise the corporate fixed maturity holdings at December 31, 2016 and 2015.
As of December 31, 2016, the Company’s investments in Canadian and Canadian provincial government securities represented 11.4% of the fair value of total fixed maturity securities compared to 12.1% of the fair value of total fixed maturity securities at December 31, 2015. These assets are primarily high-quality long duration provincial strips, the valuation of which is closely linked to the interest rate curve. These assets are longer in duration and held primarily for asset/liability management to meet Canadian regulatory requirements. See “Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for tables showing the various sectors as of December 31, 2016 and 2015.
The Company owns floating rate securities that represent approximately 12.9% and 12.4% of the total fixed maturity securities at December 31, 2016 and December 31, 2015. These investments have a higher degree of income variability than the other fixed income holdings in the portfolio due to the floating rate nature of the interest payments. The Company holds these investments to match specific floating rate liabilities primarily reflected in the consolidated balance sheets as collateral finance notes, as well as to enhance asset management strategies.
The Company references rating agency designations in some of its investments disclosures. These designations are based on the ratings from nationally recognized statistical rating organizations, primarily those assigned by S&P. In instances where an S&P rating is not available the Company references the rating provided by Moody’s and in the absence of both the Company will generally assign equivalent ratings based on information from the National Association of Insurance Commissioners (“NAIC”). The NAIC assigns securities quality ratings and uniform valuations called “NAIC Designations” which are used by insurers when preparing their U.S. statutory filings. Structured securities (mortgage-backed and asset-backed securities) held by the Company’s insurance subsidiaries that maintain the NAIC statutory basis of accounting utilize the NAIC rating methodology. The NAIC assigns designations to publicly traded as well as privately placed securities. The designations assigned by the NAIC range from class 1 to class 6, with designations in classes 1 and 2 generally considered investment grade (BBB or higher rating agency designation). NAIC designations in classes 3 through 6 are generally considered below investment grade (BB or lower rating agency designation).
The quality of the Company’s available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity security portfolio, at December 31, 2016 and 2015 was as follows (dollars in thousands):

		2016			2015
NAIC Designation	Rating Agency Designation	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
1	AAA/AA/A	$19,813,653	$21,369,081	66.5%	$17,801,017	$19,231,535	64.8%
2	BBB	8,834,469	9,162,483	28.5	8,838,444	8,830,172	29.8
3	BB	944,839	955,735	3.0	1,054,449	1,001,614	3.4
4	B	414,087	411,138	1.3	399,417	359,591	1.2
5	CCC	187,744	177,481	0.6	207,351	197,498	0.7
6	In or near default	16,995	17,707	0.1	22,299	22,495	0.1
	Total	$30,211,787	$32,093,625	100.0%	$28,322,977	$29,642,905	100.0%
The Company’s fixed maturity portfolio includes structured securities. The following table shows the types of structured securities the Company held at December 31, 2016 and 2015 (dollars in thousands):

	2016		2015
		Estimated Fair Value		Estimated Fair Value
	Amortized Cost		Amortized Cost
Residential mortgage-backed securities:
Agency	$579,686	$602,549	$602,524	$634,077
Non-agency	678,353	676,027	675,474	677,400
Total residential mortgage-backed securities	1,258,039	1,278,576	1,277,998	1,311,477
Commercial mortgage-backed securities	1,342,440	1,363,654	1,456,848	1,483,087
Asset-backed securities	1,443,822	1,429,344	1,219,000	1,212,676
Total	$4,044,301	$4,071,574	$3,953,846	$4,007,240
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
Asset-backed securities include credit card receivables, railcar leasing, student loans, home equity loans and collateralized debt obligations (primarily collateralized loan obligations). The principal risks specific to holding asset-backed securities are structural, credit and capital market risks. Structural risks include the securities’ cash flow priority in the capital structure and the inherent prepayment sensitivity of the underlying collateral. Credit risks include the adequacy and ability to realize proceeds from the collateral. Credit risks are mitigated by credit enhancements which include excess spread, over-collateralization and subordination. Capital market risks include general level of interest rates and the liquidity for these securities in the marketplace.

The Company monitors its fixed maturity and equity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, the length of time and the extent to which the market value has been below amortized cost, compliance with covenants, general market and industry sector conditions, current intent and ability to hold securities, and various other subjective factors. Based on management’s judgment, securities determined to have an other-than-temporary impairment in value are written down to fair value. See “Investments – Other-than-Temporary Impairment” in Note 2 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements for additional information. The table below summarizes other-than-temporary impairments and changes in the mortgage loan provision for 2016, 2015 and 2014 (dollars in thousands):

	2016	2015	2014
Impairment losses on fixed maturity securities	$38,731	$57,380	$7,766
Other impairment losses	10,134	6,611	6,219
Change in mortgage loan provision	872	342	(904)
Total	$49,737	$64,333	$13,081
The fixed maturity impairments in 2016, 2015 and 2014 were largely related to high-yield energy and emerging market corporate securities. In addition, other impairment losses in 2016, 2015 and 2014 are primarily due to impairments on limited partnerships. There were no impairment losses on equity securities in 2016, 2015 and 2014.
At December 31, 2016 and 2015, the Company had $374.9 million and $627.5 million, respectively, of gross unrealized losses related to its fixed maturity and equity securities. The distribution of the gross unrealized losses related to these securities is shown below:

	2016	2015
Sector:
Corporate securities	61.6%	75.8%
Canadian and Canada provincial governments	0.9	0.4
Residential mortgage-backed securities	3.6	1.9
Asset-backed securities	6.4	2.9
Commercial mortgage-backed securities	2.1	1.8
U.S. government and agencies	16.8	9.2
State and political subdivisions	3.3	1.4
Other foreign government, supranational and foreign government-sponsored enterprises	5.3	6.6
Total	100.0%	100.0%
Industry:
Finance	20.1%	8.8%
Asset-backed	6.4	2.9
Industrial	32.9	62.1
Mortgage-backed	5.7	3.7
Government	26.3	17.6
Utility	8.6	4.9
Total	100.0%	100.0%
See “Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for a table that presents the total gross unrealized losses for fixed maturity securities and equity securities at December 31, 2016 and 2015, respectively, where the estimated fair value had declined and remained below amortized cost by less than 20% or more than 20%.
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
See “Purchased Credit Impaired Fixed Maturity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for tables that present information related to the Company’s purchases of credit impaired securities in 2016 and 2015.
See “Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for tables that present the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for fixed maturity and equity securities that have estimated fair values below amortized cost, by class and grade security, as well as the length of time the related market value has remained below amortized cost as of December 31, 2016 and 2015.
As of December 31, 2016 and 2015, respectively, the Company classified approximately 6.9% and 8.2% of its fixed maturity securities in the Level 3 category (refer to Note 6 – “Fair Value of Assets and Liabilities” in the Notes to Consolidated Financial Statements for additional information). These securities primarily consist of private placement corporate securities, bank loans, Canadian provincial strips, below investment grade mortgage-backed securities and subprime asset-backed securities with inactive trading markets.
See “Securities Borrowing, Lending and Other” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for information related to the Company’s securities borrowing, lending, repurchase and repurchase/reverse repurchase programs.
Mortgage Loans on Real Estate
Mortgage loans represented approximately 8.2% and 7.2% of the Company’s cash and invested assets as of December 31, 2016 and 2015, respectively. The Company’s mortgage loan portfolio consists of U.S. and Canada based investments primarily in commercial offices, light industrial properties and retail locations. The mortgage loan portfolio is diversified by geographic region and property type. Most of the mortgage loans in the Company’s portfolio range in size up to $30.0 million, with the average mortgage loan investment as of December 31, 2016 totaling approximately $9.1 million. The mortgage loan portfolio was diversified by geographic region and property type as discussed further under “Mortgage Loans on Real Estate” in Note 4 - “Investments” in the Notes to Consolidated Financial Statements.
As of December 31, 2016 and 2015, the Company’s mortgage loans, gross of valuation allowances, were distributed geographically as follows (dollars in thousands):

	2016		2015
	Recorded Investment	% of Total	Recorded Investment	% of Total
Pacific	$1,112,636	29.4%	$894,411	28.5%
South Atlantic	782,509	20.7	663,528	21.2
Mountain	615,915	16.3	486,699	15.5
East North Central	422,512	11.2	337,002	10.7
West North Central	318,212	8.4	274,760	8.8
West South Central	317,194	8.4	237,549	7.6
Middle Atlantic	92,683	2.4	151,084	4.8
East South Central	57,216	1.5	59,630	1.9
New England	9,346	0.2	32,101	1.0
Subtotal - U.S.	3,728,223	98.5	3,136,764	100.0
Canada	54,984	1.5	—	—
Total	$3,783,207	100.0%	$3,136,764	100.0%
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
Policy Loans
Policy loans comprised approximately 3.1% and 3.4% of the Company’s cash and invested assets as of December 31, 2016 and 2015, respectively, substantially all of which are associated with one client. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. The Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.
Funds Withheld at Interest
Funds withheld at interest comprised approximately 12.8% and 13.5% of the Company’s cash and invested assets as of December 31, 2016 and 2015, respectively. For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company, and are reflected as funds withheld at interest on the Company’s consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances with amounts owed by the ceding company. Ceding companies with funds withheld at interest had an average financial strength rating of “A” at December 31, 2016 and 2015. Certain ceding companies maintain segregated portfolios for the benefit of the Company.
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
Based on data provided by ceding companies at December 31, 2016 and 2015, funds withheld at interest totaled (dollars in thousands):

	2016		2015
Underlying Security Type:	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
Segregated portfolios	$4,023,190	$4,322,975	$4,132,667	$4,488,067
Non-segregated portfolios	1,870,191	1,870,191	1,823,713	1,823,713
Embedded derivatives (1)	(17,462)	—	(76,177)	—
Total funds withheld at interest	$5,875,919	$6,193,166	$5,880,203	$6,311,780

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

Based on data provided by the ceding company at December 31, 2016 and 2015, segregated portfolios contained primarily corporate, municipal, government and asset-backed securities as well as derivative securities and reverse repurchase obligations. These assets pose risks similar to the fixed maturity securities the Company directly owns. Derivatives consist primarily of S&P 500 options which are used to hedge liabilities and interest credited for EIAs reinsured by the Company. The securities held within the segregated portfolios are primarily investment-grade, with an average rating of “A.” The average maturity for investments held within the segregated portfolios of funds withheld at interest is ten years or more. Interest accrues to the total funds withheld at interest assets at rates defined by the treaty terms and the Company estimated the yields were approximately 5.89%, 6.10% and 7.59% for the years ended December 31, 2016, 2015 and 2014, respectively. Changes in these estimated yields are affected by changes in the fair value of equity options held in the funds withheld portfolio associated with EIAs. Additionally, under certain treaties the Company is subject to the investment performance on the withheld assets, although it does not directly control them. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance.
Other Invested Assets
Other invested assets include equity securities, limited partnership interests, joint ventures (other than operating joint ventures), structured loans, derivative contracts, fair value option (“FVO”) contractholder-directed unit-linked investments, FHLB common stock and equity release mortgages. Other invested assets represented approximately 3.5% and 3.0% of the Company’s cash and invested assets as of December 31, 2016 and 2015, respectively. See “Other Invested Assets” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for a table that presents the carrying value of the Company’s other invested assets by type as of December 31, 2016 and 2015.
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
See Note 5 – “Derivative Instruments” in the Notes to Consolidated Financial Statements for a table that presents the notional amounts and fair value of investment related derivative instruments held at December 31, 2016 and 2015.

The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value at the reporting date plus or minus any collateral posted or held by the Company. The Company had no credit exposure related to its derivative contracts, excluding futures and mortality swaps, at December 31, 2016, as the net amount of collateral pledged to the Company from counterparties exceeded the fair value of the derivative contracts. The Company had credit exposure related to its derivative contracts, excluding futures and mortality swaps of $7.8 million at December 31, 2015.
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
The Company’s Global Chief Risk Officer (“CRO”) leads the dedicated ERM function. The CRO reports to the Chief Executive Officer (“CEO”) and has direct access to the Board through the FIRM Committee with formal reporting occurring quarterly. The CRO is supported by a network of Business Unit Chief Risk Officers and Risk Management Officers throughout the business who are responsible for the analysis and management of risks within their scope. A Lead Risk Management Officer is assigned to each risk to take overall responsibility to monitor and assess the risk consistently across all markets.
In addition to leading the ERM function, the CRO also chairs the Company’s Risk Management Steering Committee (“RMSC”), which is made up of senior management executives, including the CEO, the Chief Financial Officer (“CFO”), and the Chief Operating Officer, among others. The RMSC approves targets and limits for each material risk at the consolidated level and reviews these limits at least annually. Exposure to these risks is calculated and presented to the RMSC at least quarterly. Any waiver or exception to established risk limits needs to be approved by the RMSC. The Company also has risk-focused committees such as the Business Continuity and Information Governance Steering Committee, Consolidated Investment Committee, Derivatives Risk Oversight Committee, Asset Liability Management Committee, Actuarial Standards Group, Collateral and Liquidity Committee, and the Currency Risk Management Committee. These committees are comprised of various risk and technical experts and have overlapping membership, enabling consistent and holistic management of risks. These committees report directly or indirectly to the RMSC. In addition to the risk committees at a consolidated level, some of RGA’s operating entities have risk management committees that oversee relevant risks relative to segment-level risk targets and limits.
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
Specific stress scenarios and reverse stress tests are analyzed to better understand how the solvency and rating of the Company may be affected by specific events and to better understand the kind of events the Company’s capital position can sustain.
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
Interest Rate Risk
Interest rate risk is the potential for loss on a net asset and liability basis due to changes in interest rates, including both risk-free rate changes and credit spread changes. This risk arises from many of the Company’s primary activities, as the Company invests substantial funds in interest-sensitive assets, primarily fixed maturity securities, and also has certain interest-sensitive contract liabilities. A prolonged period where market yields are significantly below the book yields of the Company’s asset portfolio puts downward pressure on portfolio book yields. The Company has been proactive in its investment strategies, reinsurance structures and overall asset-liability management practices to reduce the risk of unfavorable consequences in this type of environment.
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

The following table presents the account values, the weighted average interest-crediting rates and minimum guaranteed rate ranges for the contracts containing guaranteed rates by major class of interest-sensitive product as of December 31, 2016 and 2015 (dollars in thousands):

	Account Value		Current Weighted-Average Interest Crediting Rate		Minimum Guaranteed Rate Ranges
Interest Sensitive Contract Liability	2016	2015	2016	2015	2016	2015
Traditional individual fixed annuities	$5,377,061	$5,148,415	2.86%	2.83%	0.50 – 4.50%	0.50 – 4.50%
Equity-indexed annuities	4,243,481	4,475,388	1.69	1.58	1.00 – 3.00	1.00 – 3.00
Individual variable annuity contracts	4,781	4,911	2.64	2.58	0.33 – 3.13	0.33 – 3.13
Guaranteed investment contracts	1,054,747	622,523	1.17	1.26	0.31 – 4.50	0.00 – 4.50
Universal life – type policies	2,761,886	2,808,679	4.03	4.01	3.00 – 6.00	3.00 – 6.00
The following table presents the account values by each minimum guaranteed rate, rounded to the nearest percentage, by class of interest-sensitive product as of December 31, 2016 and 2015 (dollars in thousands):

	Account Value as of December 31, 2016
Interest Sensitive Contract Liability	1%	2%	3%	4%	5%	6%	Total
Traditional individual fixed annuities	$659,734	$636,455	$3,371,758	$697,216	$11,898	$—	$5,377,061
Equity-indexed annuities	688,796	2,612,985	941,700	—	—	—	4,243,481
Individual variable annuity contracts	—	—	4,781	—	—	—	4,781
Guaranteed investment contracts	800,082	192,812	—	36,537	25,316	—	1,054,747
Universal life – type policies	—	—	49,706	2,631,139	57,751	23,290	2,761,886

	Account Value as of December 31, 2015
Interest Sensitive Contract Liability	1%	2%	3%	4%	5%	6%	Total
Traditional individual fixed annuities	$401,934	$679,165	$3,324,805	$730,056	$12,455	$—	$5,148,415
Equity-indexed annuities	696,737	2,756,136	1,022,515	—	—	—	4,475,388
Individual variable annuity contracts	6	—	4,905	—	—	—	4,911
Guaranteed investment contracts	407,107	153,562	—	36,537	25,317	—	622,523
Universal life – type policies	—	—	48,679	2,678,488	58,081	23,431	2,808,679
The spread profits on the Company’s fixed annuity and interest-sensitive whole life, universal life (“UL”) and fixed portion of variable universal life (“VUL”) insurance policies are at risk if interest rates decline and remain relatively low for a period of time, which has generally been the case in recent years. Should interest rates remain at current levels, which are significantly lower than those existing prior to the declines of recent years, the average earned rate of return on the Company’s annuity and UL investment portfolios will continue to decline. Declining portfolio yields may cause the spreads between investment portfolio yields and the interest rate credited to contract holders to deteriorate as the Company’s ability to manage spreads can become limited by minimum guaranteed rates on annuity and UL policies. In 2016, minimum guaranteed rates on non-variable annuity and UL policies generally ranged from 0.50% to 6.00%, with an average guaranteed rate of approximately 2.69%. In 2015, minimum guaranteed rates on non-variable annuity and UL policies generally ranged from 0.50% to 6.00%, with an average guaranteed rate of approximately 2.78%.
Interest rate spreads are managed for near term income through a combination of crediting rate actions and portfolio management. Certain annuity products contain crediting rates that reset annually, of which $4,218.6 million and $3,968.0 million of account balances are not subject to surrender charges as of December 31, 2016 and 2015, respectively, with substantially all of these already at their minimum guaranteed rates. As such, certain management and monitoring processes are designed to minimize the effect of sudden and/or sustained changes in interest rates on fair value, cash flows, and net interest income.
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
Interest rate sensitivity analysis is used to measure the Company’s interest rate price risk by computing estimated changes in fair value of fixed rate assets and liabilities in the event of a hypothetical 100 basis point change (increase or decrease) in market interest rates. The Company does not have fixed rate instruments classified as trading securities. The Company’s projected net decrease in fair value of financial instruments in the event of a 100 basis point increase in market interest rates at its fiscal years ended December 31, 2016 and 2015 was $876.5 million and $774.1 million, respectively.

The calculation of fair value is based on the net present value of estimated discounted cash flows expected over the life of the market risk sensitive instruments, using market prepayment assumptions and market rates of interest provided by independent broker quotations and other public sources, with adjustments made to reflect the shift in the treasury yield curve as appropriate.
The interest rate sensitivity relating to the Company’s fixed maturity securities is assessed using hypothetical scenarios that assume positive and negative 50 and 100 basis point parallel shifts in the yield curves. This analysis assumes that the U.S., Canadian and other pertinent countries’ yield curve shifts are of equal direction and magnitude. Change in value of individual securities is estimated consistently under each scenario using a commercial valuation tool. The Company’s actual experience may differ from the results noted below particularly due to assumptions utilized or if events differ from those included in the methodology. The following tables summarize the results of this analysis for fixed maturity securities in the Company’s investment portfolio as of the dates indicated (dollars in millions):

Interest Rate Analysis of Estimated Fair Value of Fixed Maturity Securities
December 31, 2016:	-100 bps	-50 bps	-	50 bps	100 bps
Total estimated fair value	$34,649	$33,346	$32,094	$30,907	$29,810
% Change in estimated fair value from base	8.0%	3.9%	—%	(3.7)%	(7.1)%
$ Change in estimated fair value from base	$2,555	$1,252	$—	$(1,187)	$(2,284)

December 31, 2015:	-100 bps	-50 bps	-	50 bps	100 bps
Total estimated fair value	$32,101	$30,841	$29,643	$28,520	$27,485
% Change in estimated fair value from base	8.3%	4.0%	—%	(3.8)%	(7.3)%
$ Change in estimated fair value from base	$2,458	$1,198	$—	$(1,123)	$(2,158)
Interest rate sensitivity analysis is also used to measure the Company’s interest rate cash flow risk by computing estimated changes in the expected cash flows for floating rate assets and liabilities over a one year period following an instantaneous, parallel, hypothetical 100 basis point change (increase or decrease) in market interest rates. The Company does not have variable rate instruments classified as trading securities. The Company’s projected decrease in cash flows associated with floating rate instruments in the event of an instantaneous 100 basis point decrease in market interest rates for its fiscal years ended December 31, 2016 and 2015 was $33.7 million and $28.8 million, respectively.
Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, and should not be relied on as indicative of future results. Further, the computations do not contemplate any actions management could undertake in response to changes in interest rates. Certain shortcomings are inherent in the method of analysis presented in the computation of the estimated fair value of fixed maturity securities and the estimated cash flows of floating rate instruments, which constitute forward-looking statements. Actual values may differ materially from those projections presented due to a number of factors, including, without limitation, market conditions varying from assumptions used in the calculation of the fair value.
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
The Company generally does not hedge the foreign currency exposure of its subsidiaries transacting business in currencies other than their functional currency (transaction exposure). However, the Company has entered into cross currency swaps to manage exposure to specific currencies. The majority of the Company’s foreign currency transactions are denominated in Australian dollars, British pounds, Canadian dollars, Euros, Japanese yen, Korean won and the South African rand.
The maximum amount of assets held in a specific currency (with the exception of the U.S. dollar) is measured relative to risk targets and is monitored regularly.
The Company does not hedge the income statement risk associated with translating foreign currencies. The foreign exchange risk sensitivity of the Company’s consolidated pre-tax income is assessed using hypothetical test scenarios. Actual results may differ from the results noted below particularly due to assumptions utilized or if events occur that were not included in the methodology. For more information on this risk, see “Item 1A - Risk Factors - Risks Related to Our Business.” In general, a weaker U.S. dollar relative to foreign currencies has a favorable impact on the Company’s income before income taxes. The following tables summarize the impact on the Company’s reported income before income taxes of an immediate favorable or unfavorable change in each of the foreign exchange rates to which the Company has exposure (dollars in thousands):

	Unfavorable			Favorable
Year Ended December 31, 2016	-10%	-5%	-	5%	10%
Income before income taxes	$996,109	$1,020,028	$1,043,946	$1,067,864	$1,091,783
% change of income before income taxes from base	(4.6)%	(2.3)%	—%	2.3%	4.6%
$ change of income before income taxes from base	$(47,837)	$(23,918)	$—	$23,918	$47,837

	Unfavorable			Favorable
Year Ended December 31, 2015	-10%	-5%	-	5%	10%
Income before income taxes	$701,000	$722,898	$744,795	$766,692	$788,590
% change of income before income taxes from base	(5.9)%	(2.9)%	—%	2.9%	5.9%
$ change of income before income taxes from base	$(43,795)	$(21,897)	$—	$21,897	$43,795
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
The Company reinsures annuities with benefits indexed to the cost of living. These benefits are generally hedged with a combination of CPI swaps and indexed bonds.
Long Term Care products have an inflation component linked to the future cost of such services. If health care costs increase at a much larger rate than what is prevalent in the nominal interest rates available in the markets, the Company may not earn enough investment yield to pay future claims on such products.
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
Alternative Investments
Alternative investments are investments in non-traditional asset classes that primarily back the Company’s capital and surplus. The Company generally restricts the alternative investments portfolio to non-liability supporting assets: that is, free surplus. For (re)insurance companies, alternative investments generally encompass: hedge funds, owned commercial real estate, emerging markets debt, distressed debt, commodities, infrastructure, tax credits, and equities, both public and private. The Company mitigates its exposure to alternative investments by limiting the size of the alternative investments holding.
Fixed Indexed Annuities
Credits for fixed indexed annuities are affected by changes in equity markets. Thus the fair value of the benefit is primarily a function of index returns and volatility. The Company hedges most of the underlying equity exposure.
Variable Annuities
The Company reinsures variable annuities including those with guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”) and guaranteed minimum withdrawal benefits (“GMWB”). Strong equity markets, increases in interest rates and decreases in volatility will generally decrease the fair value of the liabilities underlying the benefits. Conversely, a decrease in the equity markets along with a decrease in interest rates and an increase in volatility will generally result in an increase in the fair value of the liabilities underlying the benefits, which has the effect of increasing reserves and lowering earnings. The Company maintains a customized dynamic hedging program that is designed to substantially mitigate the risks associated with income volatility around the change in reserves on guaranteed benefits, ignoring the Company’s own credit risk assessment. However, the hedge positions may not fully offset the changes in the carrying value of the guarantees due to, among other things, time lags, high levels of volatility in the equity and derivative markets, extreme swings in interest rates, unexpected contract holder behavior, and divergence between the performance of the underlying funds and hedging indices. These factors, individually or collectively, may have a material adverse effect on the Company’s net income, financial condition or liquidity. The table below provides a summary of variable annuity account values and the fair value of the guaranteed benefits as of December 31, 2016 and 2015.

	December 31,
(dollars in millions)	2016	2015
No guarantee minimum benefits	$731	$782
GMDB only	58	62
GMIB only	5	5
GMAB only	28	33
GMWB only	1,334	1,425
GMDB / WB	335	359
Other	19	22
Total variable annuity account values	$2,510	$2,688
Fair value of liabilities associated with living benefit riders	$185	$192
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
Generally, RGA’s insurance subsidiaries retrocede amounts in excess of their retention to RGA Reinsurance, Parkway Re, RGA Barbados, RGA Americas, Rockwood Re, Manor Re, RGA Worldwide or RGA Atlantic. External retrocessions are arranged through the Company’s retrocession pools for amounts in excess of its retention. As of December 31, 2016, all retrocession pool members in this excess retention pool rated by the A.M. Best Company were rated “A-” or better. A rating of “A-” is the fourth highest rating out of sixteen possible ratings. For a majority of the retrocessionaires that were not rated, letters of credit or trust assets have been given as additional security. In addition, the Company performs annual financial and in force reviews of its retrocessionaires to evaluate financial stability and performance.
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
Legal/Regulatory Risks
Legal and regulatory risks include the various legal, compliance, sovereign, and regulatory obligations and concerns faced by the Company. This risk area often intersects with the Company’s core operational process risk areas. Given the scope of the Company’s business and the number of countries in which it operates, this set of risks has the potential to affect the business locally, regionally, or globally.
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

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
	(Dollars in thousands, except share data)
Assets
Fixed maturity securities:
Available-for-sale at fair value (amortized cost of $30,211,787 and $28,322,977)	$32,093,625	$29,642,905
Mortgage loans on real estate (net of allowances of $7,685 and $6,813)	3,775,522	3,129,951
Policy loans	1,427,602	1,468,796
Funds withheld at interest	5,875,919	5,880,203
Short-term investments	76,710	558,284
Other invested assets	1,591,940	1,298,120
Total investments	44,841,318	41,978,259
Cash and cash equivalents	1,200,718	1,525,275
Accrued investment income	347,173	339,452
Premiums receivable and other reinsurance balances	1,930,755	1,797,504
Reinsurance ceded receivables	683,972	637,859
Deferred policy acquisition costs	3,338,605	3,392,437
Other assets	755,338	712,366
Total assets	$53,097,879	$50,383,152
Liabilities and Stockholders’ Equity
Future policy benefits	$19,581,573	$19,612,251
Interest-sensitive contract liabilities	14,029,354	13,663,873
Other policy claims and benefits	4,263,026	4,094,640
Other reinsurance balances	388,989	296,899
Deferred income taxes	2,770,640	2,218,328
Other liabilities	1,041,880	1,165,071
Long-term debt	3,088,635	2,297,548
Collateral finance and securitization notes	840,700	899,161
Total liabilities	46,004,797	44,247,771
Commitments and contingent liabilities (See Note 12)
Stockholders’ Equity:
Preferred stock (par value $.01 per share; 10,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.01 per share; 140,000,000 shares authorized; shares issued: 79,137,758 at December 31, 2016 and 2015)	791	791
Additional paid-in-capital	1,848,611	1,816,142
Retained earnings	5,199,130	4,620,303
Treasury stock, at cost - 14,835,256 and 13,933,232 shares	(1,094,779)	(1,010,139)
Accumulated other comprehensive income	1,139,329	708,284
Total stockholders’ equity	7,093,082	6,135,381
Total liabilities and stockholders’ equity	$53,097,879	$50,383,152
See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
	2016	2015	2014
Revenues	(Dollars in thousands, except per share data)
Net premiums	$9,248,871	$8,570,741	$8,669,854
Investment income, net of related expenses	1,911,886	1,734,495	1,713,691
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(38,805)	(57,380)	(7,766)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income	74	—	—
Other investment related gains (losses), net	132,926	(107,370)	193,959
Total investment related gains (losses), net	94,195	(164,750)	186,193
Other revenues	266,559	277,692	334,456
Total revenues	11,521,511	10,418,178	10,904,194
Benefits and expenses
Claims and other policy benefits	7,993,375	7,489,382	7,406,641
Interest credited	364,691	336,964	451,031
Policy acquisition costs and other insurance expenses	1,310,540	1,127,486	1,391,433
Other operating expenses	645,509	554,044	538,415
Interest expense	137,623	142,863	96,700
Collateral finance and securitization expense	25,827	22,644	11,441
Total benefits and expenses	10,477,565	9,673,383	9,895,661
Income before income taxes	1,043,946	744,795	1,008,533
Provision for income taxes	342,503	242,629	324,486
Net income	$701,443	$502,166	$684,047
Earnings per share
Basic earnings per share	$10.91	$7.55	$9.88
Diluted earnings per share	10.79	7.46	9.78
Dividends declared per share	$1.56	$1.40	$1.26
See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the years ended December 31,
	2016	2015	2014
Comprehensive income (loss)
Net Income	$701,443	$502,166	$684,047
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	8,610	(262,998)	(125,236)
Net unrealized investment gains (losses)	419,336	(689,076)	804,528
Defined benefit pension and postretirement plan adjustments	3,099	3,229	(27,770)
Total other comprehensive income (loss), net of tax	431,045	(948,845)	651,522
Total comprehensive income (loss)	$1,132,488	$(446,679)	$1,335,569
See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2013	$791	$1,777,906	$3,659,938	$(508,715)	$1,005,607	$5,935,527
Net income			684,047			684,047
Total other comprehensive income (loss)					651,522	651,522
Dividends to stockholders			(87,256)			(87,256)
Purchase of treasury stock				(201,525)		(201,525)
Reissuance of treasury stock		20,373	(17,082)	37,846		41,137
Balance, December 31, 2014	791	1,798,279	4,239,647	(672,394)	1,657,129	7,023,452
Net income			502,166			502,166
Total other comprehensive income (loss)					(948,845)	(948,845)
Dividends to stockholders			(93,381)			(93,381)
Purchase of treasury stock				(384,519)		(384,519)
Reissuance of treasury stock		17,863	(28,129)	46,774		36,508
Balance, December 31, 2015	791	1,816,142	4,620,303	(1,010,139)	708,284	6,135,381
Net income			701,443			701,443
Total other comprehensive income (loss)					431,045	431,045
Dividends to stockholders			(100,371)			(100,371)
Purchase of treasury stock				(122,916)		(122,916)
Reissuance of treasury stock		32,469	(22,245)	38,276		48,500
Balance, December 31, 2016	$791	$1,848,611	$5,199,130	$(1,094,779)	$1,139,329	$7,093,082
See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

	For the years ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net income	$701,443	$502,166	$684,047
Adjustments to reconcile net income to net cash provided by operating activities:
Change in operating assets and liabilities:
Accrued investment income	(18,761)	(48,458)	(855)
Premiums receivable and other reinsurance balances	(156,836)	(313,882)	(136,710)
Deferred policy acquisition costs	31,024	(66,633)	101,493
Reinsurance ceded receivable balances	(53,221)	(11,740)	39,345
Future policy benefits, other policy claims and benefits, and other reinsurance balances	810,474	1,867,488	1,625,561
Deferred income taxes	293,777	148,996	170,731
Other assets and other liabilities, net	(98,675)	(55,345)	(17,244)
Amortization of net investment premiums, discounts and other	(93,952)	(77,303)	(102,459)
Depreciation and amortization expense	26,853	31,103	15,309
Investment related (gains) losses, net	(94,195)	164,750	(186,193)
Excess tax benefits from share-based payment arrangement	(162)	(2,963)	3,011
Other, net	117,949	(49,564)	140,119
Net cash provided by operating activities	1,465,718	2,088,615	2,336,155
Cash flows from investing activities
Sales of fixed maturity securities available-for-sale	4,584,828	5,461,687	4,309,985
Maturities of fixed maturity securities available-for-sale	472,435	439,640	539,789
Sales of equity securities	434,518	81,319	361,831
Principal payments on mortgage loans on real estate	442,755	383,828	479,908
Principal payments on policy loans	88,840	21,322	63,785
Purchases of fixed maturity securities available-for-sale	(7,414,647)	(5,874,309)	(6,129,956)
Purchases of equity securities	(584,532)	(95,834)	(72,593)
Cash invested in mortgage loans on real estate	(1,092,876)	(810,092)	(721,836)
Cash invested in policy loans	(47,646)	(52,207)	(103,599)
Cash invested in funds withheld at interest	(32,597)	(339,062)	(86,588)
Purchase of businesses, net of cash acquired of $69,823	—	(145,235)	—
Purchases of property and equipment	(44,642)	(23,553)	(88,361)
Cash paid under securities repurchase agreements	—	(101,203)	101,203
Change in short-term investments	465,628	(470,002)	38,060
Change in other invested assets	(97,790)	91,960	(2,573)
Net cash used in investing activities	(2,825,726)	(1,431,741)	(1,310,945)
Cash flows from financing activities
Dividends to stockholders	(100,371)	(93,381)	(87,256)
Repayment of collateral finance and securitization notes	(64,571)	(19,732)	—
Proceeds from issuance of collateral finance and securitization notes	—	164,220	300,000
Proceeds from long-term debt issuance	799,984	—	100,000
Debt issuance costs	(8,766)	(4,748)	(4,260)
Principal payments of long-term debt	(2,479)	(2,380)	(772)
Purchases of treasury stock	(122,916)	(384,519)	(201,525)
Excess tax benefits from share-based payment arrangement	162	2,963	(3,011)
Exercise of stock options, net	15,321	11,151	9,246
Change in cash collateral for derivative positions and other arrangements	26,413	52,381	162,435
Deposits on universal life and other investment type policies and contracts	1,041,623	277,280	150,922
Withdrawals on universal life and other investment type policies and contracts	(529,011)	(711,517)	(681,338)
Net cash used in financing activities	1,055,389	(708,282)	(255,559)
Effect of exchange rate changes on cash	(19,938)	(68,986)	(47,629)
Change in cash and cash equivalents	(324,557)	(120,394)	722,022
Cash and cash equivalents, beginning of period	1,525,275	1,645,669	923,647
Cash and cash equivalents, end of period	$1,200,718	$1,525,275	$1,645,669

Supplemental disclosures of cash flow information:
Interest paid	$156,727	$148,124	$136,499
Income taxes paid, net of refunds	$61,085	$41,577	$70,342
Non-cash transactions:
Transfer of invested assets	$120,500	$2,092,558	$2,001,439
Accrual for capitalized assets	$—	$253	$24,458
Purchase of a business:
Assets acquired, excluding cash acquired	$—	$4,040,175	$—
Liabilities assumed	—	(3,894,940)	—
Net cash paid on purchase	$—	$145,235	$—
See accompanying notes to consolidated financial statements.

Reinsurance Group of America, Incorporated
Notes to consolidated financial statements
For the years ended December 31, 2016, 2015 and 2014
Note 1   BUSINESS AND BASIS OF PRESENTATION
Business
Reinsurance Group of America, Incorporated (“RGA”) is an insurance holding company that was formed on December 31, 1992. The consolidated financial statements herein include the assets, liabilities, and results of operations of RGA and its subsidiaries, all of which are wholly owned (collectively, the “Company”).
The Company is engaged in providing traditional reinsurance, which includes individual and group life and health, disability, and critical illness reinsurance. The Company also provides financial solutions, which includes longevity reinsurance, asset-intensive products, primarily annuities, and financial reinsurance.
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
There were no subsequent events, other than as disclosed in Note 20 - “Subsequent Events”, that would require disclosure or adjustments to the accompanying consolidated financial statements through the date the consolidated financial statements were issued.
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
A mortgage loan is considered to be impaired when, based on the current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the mortgage agreement. Although all available and applicable factors are considered in the Company’s analysis, loan-to-value and debt service coverage ratios are the most critical factors in determining impairment.
Valuation allowances on mortgage loans are established based upon inherent losses expected by management to be realized in connection with future dispositions or settlement of mortgage loans, including foreclosures. The Company establishes valuation allowances for estimated impairments on an individual loan basis as of the balance sheet date. Such valuation allowances are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate, the value of the loan’s collateral if the loan is in the process of foreclosure or is otherwise collateral-dependent, or the loan’s market value if the loan is being sold. Non-specific valuation allowances are established for mortgage loans based upon several loan factors, including the Company’s historical experience for loan losses, defaults and loss severity, loss expectations for loans with similar risk characteristics and industry statistics. These evaluations are revised as conditions change and new information becomes available. In addition to historical experience, management considers qualitative factors that include the impact of changing macro-economic conditions, which may not be currently reflected in the loan portfolio performance, and the quality of the loan portfolio.
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
Other Invested Assets
In addition to derivative contracts discussed below, other invested assets include equity securities, contractholder-directed investments, limited partnership interests, investments in joint ventures (other than operating joint ventures), real estate-held-for-investment, equity release mortgages and structured loans. Equity securities are carried at fair value with the exception of the Company’s investment in the Federal Home Loan Bank of Des Moines (“FHLB”) common stock, which is carried at cost. The fair value option (“FVO”) was elected for contractholder-directed investments supporting unit-linked variable annuity type liabilities which do not qualify for presentation and reporting as separate accounts. Effective January 1, 2016, changes in estimated fair value of these securities are included in investment income, net of related expenses. Through December 31, 2015, substantially all of the changes in estimated fair value of these securities are included in investment related gains (losses), net. Limited partnership interests and structured loans are primarily carried at cost. Based on the nature and structure of these investments, they do not meet the characteristics of an equity security in accordance with applicable accounting standards. Joint ventures and certain limited partnerships are reported using the equity method of accounting.
Real estate held-for-investment, including related improvements, is stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful life of the property. The Company’s real estate held-for-investment is primarily acquired upon foreclosure of mortgage loans, where the Company’s cost basis is considered to be the estimated fair value of the property, less the estimated cost to sell, at the date of foreclosure. Equity release mortgages are carried at unpaid principal balances, net of any unamortized premium or discount and valuation allowance. Interest income is accrued on the principal amount of the equity release mortgage based on its contractual interest rate.
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
Changes in the fair value of non-investment free-standing derivative instruments (e.g. mortality and longevity swaps), which do not receive accounting hedge treatment, are reflected in other revenues.
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
Such embedded derivatives are carried on the consolidated balance sheets at fair value in the same line item as the host contract. Changes in the fair value of embedded derivatives associated with equity-indexed annuities are reflected in interest credited on the consolidated statements of income and changes in the fair value of embedded derivatives associated with variable annuity guaranteed minimum benefits are reflected in investment related gains (losses), net on the consolidated statements of income. See “Interest-Sensitive Contract Liabilities” below for additional information on embedded derivatives related to equity-indexed and variable annuities. The Company has implemented an economic hedging strategy to mitigate the volatility associated with its reinsurance of variable annuity guaranteed minimum benefits. The hedging strategy is designed such that changes in the fair value of the hedge contracts, primarily futures, swap contracts and options, move in the opposite direction of changes in the fair value of the embedded derivatives. While the Company actively manages its hedging program, the hedges that are in place may not be totally effective in offsetting the embedded derivative changes due to the many variables that must be managed and the Company may see a corresponding increase or decrease in the net liability. The Company has elected not to assess this hedging strategy for hedge accounting treatment.
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
Fair Value Measurements
General accounting principles for Fair Value Measurements and Disclosures define fair value, establish a framework for measuring fair value, establish a fair value hierarchy based on the inputs used to measure fair value and enhance disclosure requirements for fair value measurements. In compliance with these principles, the Company has categorized its assets and liabilities, based on the priority of the inputs to the valuation technique, into a three level hierarchy or separately for assets measured using the net asset value (“NAV”). The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities

(Level 1), the second highest priority to quoted prices in markets that are not active or inputs that are observable either directly or indirectly (Level 2) and the lowest priority to unobservable inputs (Level 3).
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
Premiums Receivable
Premiums are accrued when due and in accordance with information received from the ceding company. When the Company enters into a new reinsurance agreement, it records accruals based on the terms of the reinsurance treaty. Similarly, when a ceding company fails to report information on a timely basis, the Company records accruals based on the terms of the reinsurance treaty as well as historical experience. Other management estimates include adjustments for increased in force on existing treaties, lapsed premiums given historical experience, the financial health of specific ceding companies, collateral value and the legal right of offset on related amounts (i.e. allowances and claims) owed to the ceding company. Under the legal right of offset provisions in its reinsurance treaties, the Company can withhold payments for allowances and claims from unpaid premiums. Based on its review of these factors and historical experience, the Company did not believe a provision for doubtful accounts was necessary as of December 31, 2016 or 2015.
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
The Company tests the recoverability for each year of business at issue before establishing additional deferred acquisition costs (“DAC”). The Company also performs annual tests to establish that DAC are expected to remain recoverable, and if financial performance significantly deteriorates to the point where a deficiency exists, a cumulative charge to current operations will be recorded. No such adjustments related to DAC recoverability were made in 2016, 2015 and 2014.
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
Goodwill and Value of Business Acquired
Goodwill, reported in other assets, is not amortized into results of operations, but instead is reviewed at least annually for impairment and written down only in the periods in which the recorded value of goodwill exceeds its fair value. Goodwill as of December 31, 2016 and 2015 totaled $7.0 million. The value of business acquired (“VOBA”) is amortized in proportion to the ratio of annual premium revenues to total anticipated premium revenues or in relation to the present value of estimated profits. Anticipated premium revenues have been estimated using assumptions consistent with those used in estimating reserves for future policy benefits. The carrying value is reviewed at least annually for indicators of impairment in value. The VOBA was approximately $3.1 million and $3.7 million, including accumulated amortization of $14.3 million and $13.8 million, as of December 31, 2016 and 2015, respectively. The VOBA amortization expense for the years ended December 31, 2016, 2015 and 2014 was $0.5 million, $0.4 million, and $0.4 million, respectively. These amortized balances are included in other assets on the consolidated balance sheets. Future amortization of the VOBA is not material.
Value of Distribution Agreements and Customer Relationships Acquired
Value of distribution agreements (“VODA”) is reported in other assets and represents the present value of future profits associated with the expected future business derived from the distribution agreements. Value of customer relationships acquired (“VOCRA”) is also reported in other assets and represents the present value of the expected future profits associated with the expected future business acquired through existing customers of the acquired company or business. The VODA is amortized over a useful life of 15 years and the VOCRA is also amortized over a 15 year period in proportion to expected revenues generated. Such amortization is included in policy acquisition costs and other insurance expenses for reinsurance-related acquisitions or other operating expenses for other acquisitions. Each year the Company reviews VODA and VOCRA to determine the recoverability of these balances. VODA and VOCRA totaled approximately $61.2 million and $70.5 million, including accumulated amortization of $63.2 million and $53.9 million, as of December 31, 2016 and 2015, respectively. The VODA and VOCRA amortization expense for the years ended December 31, 2016, 2015 and 2014 was $9.3 million, $9.5 million and $9.5 million, respectively. Amortization of the VODA and VOCRA is estimated to be $8.9 million, $8.6 million, $8.3 million, $7.8 million and $6.9 million during 2017, 2018, 2019, 2020 and 2021, respectively.
Property, Equipment, Leasehold Improvements and Computer Software
Property, equipment and leasehold improvements, which are included in other assets, are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is determined using the straight-line method over the estimated useful lives of the assets, as appropriate. The estimated life is generally 40 years for company occupied real estate property, from one to seven years for leasehold improvements, and from three to seven years for all other property and equipment. The cost basis of the property, equipment and leasehold improvements was $221.7 million and $219.6 million at December 31, 2016 and 2015, respectively. Accumulated depreciation and amortization of property, equipment and leasehold improvements was $60.8 million and $49.0 million at December 31, 2016 and 2015, respectively. Related depreciation and amortization expense was $16.6 million, $17.1 million and $9.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.
The Company had assets acquired under capital leases, included in the total above, of $145.7 million and $156.1 million, net of accumulated amortization of $21.0 million and $11.4 million as of December 31, 2016 and 2015, respectively. Amortization on assets under capital leases charged to expense is included in other operating expenses. Amortization expense for the years ended December 31, 2016 and 2015 was $9.6 million and $10.0 million, respectively.
Computer software, which is included in other assets, is stated at cost, less accumulated amortization. Purchased software costs, as well as certain internal and external costs incurred to develop internal-use computer software during the application development stage, are capitalized. Amortization of software costs is recorded on a straight-line basis over periods ranging from three to ten years. Carrying values are reviewed periodically for indicators of impairment in value. Unamortized computer software costs were $139.8 million and $100.8 million at December 31, 2016 and 2015, respectively. The increase in unamortized software costs in 2016 was primarily related to the development or acquisition of software for internal use in connection with the Company’s information technology and infrastructure initiatives. Amortization expense was $10.3 million, $14.0 million, and $5.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. The amortization in 2016 and 2015 includes asset impairment charges of $0.6 million and $6.0 million, respectively.
Operating Joint Ventures
The Company has made investments in certain joint ventures that are strategic in nature and made other than for the sole purpose of generating investment income. These investments are reported under the equity method of accounting and are included in other assets on the consolidated balance sheets. The Company’s share of earnings from these joint ventures is reported in other revenues on the consolidated statements of income. The Company’s investments in operating joint ventures do not have a material effect on the Company’s results of operations and financial condition, and as a result no additional disclosures have been presented.
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
The Company establishes future policy benefits for guaranteed minimum death benefits (“GMDB”) relating to the reinsurance of certain variable annuity contracts by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess proportionally over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to claims and other policy benefits, if actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used in estimating the GMDB liabilities are consistent with those used for amortizing DAC, and are thus subject to the same variability and risk. The Company’s GMDB liabilities at December 31, 2016 and 2015 were not material.
Interest-Sensitive Contract Liabilities
Liabilities for future benefits on interest-sensitive life and investment-type contract liabilities are carried at the accumulated contract holder values without reduction for potential surrender or withdrawal charges. The Company reinsures asset-intensive products, including annuities and corporate-owned life insurance. The investment portfolios for these products are segregated for management purposes within the general account of RGA Reinsurance Company (“RGA Reinsurance”). The liabilities under asset-intensive insurance contracts or reinsurance contracts reinsured on a coinsurance basis are included in interest-sensitive contract liabilities on the consolidated balance sheets. Asset-intensive contracts principally include individual fixed annuities in the accumulation phase, single premium immediate annuities, equity-indexed annuities, individual variable annuities, corporate-owned life and interest-sensitive whole life insurance contracts. Interest-sensitive contract liabilities are equal to (i) policy account values, which consist of an accumulation of gross premium payments; (ii) credited interest less expenses, mortality charges, and withdrawals; and (iii) fair value adjustments relating to business combinations. Liabilities for immediate annuities are calculated as the present value of the expected cash flows, with the locked-in discount rate determined such that there is no gain or loss at inception. Additionally, certain annuity contracts the Company reinsures contain terms, such as guaranteed minimum benefits and equity participation options, which are deemed to be embedded derivatives and are accounted for based on the general accounting principles for Derivatives and Hedging.

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
The fair values of the GMIB, GMWB and GMAB embedded derivative liabilities are reflected in interest-sensitive contract liabilities on the consolidated balance sheets and are calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges over the lives of the contracts. These projected cash flows incorporate expectations concerning policyholder behavior, such as lapses, withdrawals and benefit selections, and capital market assumptions such as interest rates and equity market volatilities. In measuring the fair value of GMIBs, GMWBs and GMABs, the Company attributes a portion of the fees collected from the policyholder equal to the present value of expected future guaranteed minimum income, withdrawal and accumulation benefits (at inception). The changes in fair value are reported in investment related gains (losses), net. Any additional fees represent “excess” fees and are reported in other revenues on the consolidated statements of income. These variable annuity guaranteed living benefits may be more costly than expected in volatile or declining equity markets or falling interest rate markets, causing an increase in interest-sensitive contract liabilities, negatively affecting net income.
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
Other Policy Claims and Benefits
Claims payable for incurred but not reported losses are determined using case-basis estimates and lag studies of past experience. The time lag from the date of the claim or death to when the ceding company reports the claim to the Company can vary significantly by ceding company, business segment and product type, but generally averages around 3.4 months. Incurred but not reported claims are estimates on an undiscounted basis, using actuarial estimates of historical claims expense, adjusted for current trends and conditions. These estimates are continually reviewed and the ultimate liability may vary significantly from the amount recognized, which are reflected in claims and other policy benefits in the consolidated statements of income in the period in which they are determined.
Other Liabilities
Other liabilities primarily include investments in transit, separate accounts, employee benefits, cash collateral received on derivative positions and current federal income taxes payable.

Income Taxes
The U.S. consolidated tax return includes the operations of RGA and all eligible subsidiaries. Aurora National Life Assurance Company’s (“Aurora National”) files a separate U.S. income tax return as it is ineligible for inclusion in the consolidated federal tax return until 2021. The Company’s foreign subsidiaries are taxed under applicable local statutes.
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
Collateral Finance and Securitization Notes
Collateral finance and securitization notes represent private placement asset-backed structured financing transactions. Collateral finance notes are issued on specified insurance policies reinsured by the Company’s regulated subsidiaries. Transaction costs, primarily interest expense, are reflected in collateral finance and securitization expense. See Note 14 - “Collateral Finance and Securitization Notes” for additional information.
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
Adoption of New Accounting Standards
Debt Issuance Costs
In April 2015, the FASB issued accounting guidance, “Simplifying the Presentation of Debt Issuance Costs” which requires capitalized debt issuance costs related to a recognized debt liability be presented in the statement of financial position as a direct deduction from the carrying amount of that debt. This standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted for financial statements not yet issued. The Company adopted this standard as of December 31, 2015. Adoption of the guidance did not have a material impact on the Company’s financial statements.
Financial Services - Insurance
In May 2015, the FASB amended the general accounting principle for Financial Services - Insurance which expanded the breadth of disclosures that an insurance entity must provide about its short-duration insurance contracts. This update requires insurance entities to disclose for annual reporting periods information about the liability for unpaid claims and claim adjustment expenses. The update also requires insurance entities to disclose information about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses, including reasons for the change and the effects on the financial statements. This amendment focuses only on disclosure; it does not change the accounting model for short-duration contracts. The update is effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. The Company adopted the guidance for the year ended December 31, 2016 and applied the guidance prospectively. The adoption of this update did not have an impact on the Company’s consolidated financial statements other than the addition of the required disclosures, and the required disclosures are provided in Note 16 - “Short-Duration Contracts”.
Future Adoption of New Accounting Standards
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
In June 2016, the FASB amended the existing impairment guidance of Financial Instruments. The amendment adds to U.S. GAAP an impairment model, known as current expected credit loss (“CECL”) model that is based on expected losses rather than incurred losses. For traditional and other receivables, held-to-maturity debt securities, loans and other instruments entities will be required to use the new forward-looking “expected loss” model that generally will result in earlier recognition of allowance for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses similar to what they do today, except the losses will be recognized as allowances rather than reduction to the amortized cost of the securities. This guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019, with early adoption permitted. The guidance will be adopted through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). The Company is currently evaluating the impact of this amendment on its consolidated financial statements.
Leases
In February 2016, the FASB issued guidance which will replace most existing lease accounting guidance. The new standard, based on the principle that entities should recognize assets and liabilities arising from leases, does not significantly change the lessees’ recognition, measurement and presentation of expenses and cash flows from the previous accounting standard. The new standard’s primary change is the requirement for entities to recognize a lease liability for payments and a right of use asset representing the right to use the leased asset during the term of operating lease arrangements. Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of twelve months or less. Lessors’ accounting is largely unchanged from the previous accounting standard. In addition, the new standard expands the disclosure requirements of lease arrangements. Lessees and lessors will use a modified retrospective transition approach, which includes a number of practical expedients. This guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of this amendment on its consolidated financial statements.
Stock Compensation
In March 2016, the FASB updated the general accounting principal for Stock Compensation which changes how companies account for certain aspects of share-based payment awards to employees. The updated guidance requires excess tax benefits and deficiencies from share-based payment awards be recorded in income tax expense in the income statement. Currently, excess tax benefits and deficiencies are recognized in shareholders’ equity or deferred taxes on the balance sheet depending on the tax situation of the company. In addition, the updated guidance also changes the accounting for forfeitures and statutory tax withholding requirements, as well as the classification in the statement of cash flows. This update is effective for annual and interim periods beginning after December 15, 2016. This guidance will be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in this update. The adoption of this guidance could have a more than inconsequential effect on the Company’s financial statements. For example, if the Company had adopted this updated guidance in fiscal year 2016, its income tax expense for the year would have been reduced by approximately $5.4 million. The adoption of this guidance is also expected to result in increased volatility to the Company’s income tax expense in future periods dependent upon, the price of its common stock, and the timing and volume of share-based payment activity, such as employee exercises of stock options and the vesting of restricted stock awards. The Company will not elect an accounting policy change to record forfeitures as they occur and will continue to estimate forfeitures in each period.
Income Taxes
In October 2016, the FASB amended the general accounting principal for Income Taxes, effective for annual and interim periods beginning after December 15, 2017. The amendment requires entities to recognize the tax consequences of intercompany asset transfers, except for inventory, at the transaction date. Current U.S. GAAP prohibits entities from recognizing the income tax consequences from intercompany asset transfers. The seller defers any net tax effect, and the buyer is prohibited from recognizing a deferred tax asset on the difference between the newly created tax basis of the asset in its tax jurisdiction and its financial statement carrying amount as reported in the consolidated financial statements. The amendment requires entities to recognize these tax consequences in the period in which the transfer occurred. There will be an immediate effect on earnings if the tax rates in the seller’s and buyer’s tax jurisdictions are different. This amendment will be applied using a modified retrospective transition method with a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact of this amendment on its consolidated financial statements.
Note 3  ACQUISITIONS
In April 2015, the Company completed the acquisition of 100% of Aurora National stock from Swiss Re Life & Health America, Inc. (“Swiss Re”) pursuant to the stock purchase agreement dated October 20, 2014, between the Company and Swiss Re. The transaction represented an opportunity to deploy capital into a seasoned closed block of business in the U.S. market. The total cash purchase price was $191.5 million, net of cash acquired. Total assets acquired were $3.7 billion, primarily consisting of $3.6 billion of investments, and total liabilities assumed were $3.5 billion. There is no goodwill, including tax deductible goodwill, associated with the acquisition. The business acquired is reflected in the U.S. and Latin America Traditional and Financial Solutions segments. This acquisition did not have a material impact on the Company’s consolidated financial statements, and as a result no proforma disclosures have been presented.
In October 2015, the Company completed the acquisition of the life insurance portfolio of PGGM Levensverzekeringen, N.V. (“PGGM”), a Netherlands-based cooperative. This transaction supports the Company’s objective to capitalize on the realignment of the financial services industry and provide closed-block solutions in the European market. Total assets acquired were $404.4 million, primarily consisting of $395.6 million of investments, and total liabilities assumed were $394.1 million. There is no goodwill, including tax deductible goodwill, associated with the acquisition. The acquisition is reflected in the Company’s Europe, Middle East and Africa traditional and financial solutions segments. This acquisition did not have a material impact on the Company’s consolidated financial statements, and as a result no proforma disclosures have been presented.

Note 4  INVESTMENTS
Fixed Maturity and Equity Securities Available-for-Sale
The following tables provide information relating to investments in fixed maturity and equity securities by sector as of December 31, 2016 and 2015 (dollars in thousands):

December 31, 2016:	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	% of Total	Other-than- temporary impairments in AOCI
Available-for-sale:
Corporate securities	$18,924,711	$911,618	$217,245	$19,619,084	61.1%	$—
Canadian and Canadian provincial governments	2,561,605	1,085,982	3,541	3,644,046	11.4	—
Residential mortgage-backed securities	1,258,039	33,917	13,380	1,278,576	4.0	(375)
Asset-backed securities	1,443,822	9,350	23,828	1,429,344	4.5	275
Commercial mortgage-backed securities	1,342,440	28,973	7,759	1,363,654	4.2	—
U.S. government and agencies	1,518,702	12,644	63,044	1,468,302	4.6	—
State and political subdivisions	566,761	37,499	12,464	591,796	1.8	—
Other foreign government, supranational and foreign government-sponsored enterprises	2,595,707	123,054	19,938	2,698,823	8.4	—
Total fixed maturity securities	$30,211,787	$2,243,037	$361,199	$32,093,625	100.0%	$(100)
Non-redeemable preferred stock	$55,812	$1,648	$6,337	$51,123	18.6%
Other equity securities	229,767	1,792	7,321	224,238	81.4
Total equity securities	$285,579	$3,440	$13,658	$275,361	100.0%

December 31, 2015:	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	% of Total	Other-than- temporary impairments in AOCI
Available-for-sale:
Corporate securities	$17,575,507	$599,718	$467,069	$17,708,156	59.7%	$—
Canadian and Canadian provincial governments	2,469,009	1,110,282	2,532	3,576,759	12.1	—
Residential mortgage-backed securities	1,277,998	45,152	11,673	1,311,477	4.4	(300)
Asset-backed securities	1,219,000	12,052	18,376	1,212,676	4.1	354
Commercial mortgage-backed securities	1,456,848	37,407	11,168	1,483,087	5.0	(1,609)
U.S. government and agencies	1,423,791	15,586	57,718	1,381,659	4.7	—
State and political subdivisions	480,067	40,014	9,067	511,014	1.7	—
Other foreign government, supranational and foreign government-sponsored enterprises	2,420,757	78,964	41,644	2,458,077	8.3	—
Total fixed maturity securities	$28,322,977	$1,939,175	$619,247	$29,642,905	100.0%	$(1,555)
Non-redeemable preferred stock	$85,645	$7,837	$5,962	$87,520	69.5%
Other equity securities	40,584	—	2,242	38,342	30.5
Total equity securities	$126,229	$7,837	$8,204	$125,862	100.0%
The Company enters into various collateral arrangements with counterparties that require both the pledging and acceptance of fixed maturity securities as collateral. Pledged fixed maturity securities are included in fixed maturity securities, available-for-sale in the consolidated balance sheets. Fixed maturity securities received as collateral are held in separate custodial accounts and are not recorded on the Company’s consolidated balance sheets. Subject to certain constraints, the Company is permitted by contract to sell or repledge collateral it receives; however, as of December 31, 2016 and 2015, none of the collateral received had been sold or repledged. The Company also holds assets in trust to satisfy collateral requirements under certain third-party reinsurance treaties. The following table includes fixed maturity securities pledged and received as collateral and assets in trust held to satisfy collateral requirements under derivative transactions and certain third-party reinsurance treaties as of December 31, 2016 and 2015 (dollars in thousands):

	2016		2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity securities pledged as collateral	$207,066	$210,676	$169,678	$176,782
Fixed maturity securities received as collateral	n/a	300,925	n/a	242,914
Assets in trust held to satisfy collateral requirements	12,135,258	12,874,370	10,535,729	10,928,393
The Company monitors its concentrations of financial instruments on an ongoing basis, and mitigates credit risk by maintaining a diversified investment portfolio which limits exposure to any one issuer. The Company’s exposure to concentrations of credit risk from single issuers greater than 10% of the Company’s stockholders’ equity included securities of the U.S. government and its agencies, as well as the securities disclosed below, as of December 31, 2016 and 2015 (dollars in thousands).

	2016		2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity securities guaranteed or issued by:
Canadian province of Quebec	$1,004,261	$1,612,957	$943,484	$1,525,903
Canadian province of Ontario	832,764	1,126,433	864,444	1,199,080
The amortized cost and estimated fair value of fixed maturity securities available-for-sale at December 31, 2016 are shown by contractual maturity in the table below (dollars in thousands). Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset and mortgage-backed securities are shown separately in the table below, as they are not due at a single maturity date.

	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due in one year or less	$791,302	$800,010
Due after one year through five years	6,665,056	6,897,024
Due after five years through ten years	9,042,167	9,390,938
Due after ten years	9,668,961	10,934,079
Asset and mortgage-backed securities	4,044,301	4,071,574
Total	$30,211,787	$32,093,625
Corporate Fixed Maturity Securities
The tables below show the major industry types of the Company’s corporate fixed maturity holdings as of December 31, 2016 and 2015 (dollars in thousands):

December 31, 2016:	Amortized Cost	Estimated Fair Value	% of Total
Finance	$6,725,199	$6,888,968	35.2%
Industrial	10,228,813	10,639,613	54.2
Utility	1,970,699	2,090,503	10.6
Total	$18,924,711	$19,619,084	100.0%

December 31, 2015:	Amortized Cost	Estimated Fair Value	% of Total
Finance	$5,408,791	$5,555,044	31.4%
Industrial	10,211,426	10,129,917	57.2
Utility	1,955,290	2,023,195	11.4
Total	$17,575,507	$17,708,156	100.0%
Other-Than-Temporary Impairments—Fixed Maturity and Equity Securities
As discussed in Note 2 – “Summary of Significant Accounting Policies,” a portion of certain other-than-temporary impairment (“OTTI”) losses on fixed maturity securities is recognized in AOCI. For these securities, the net amount recognized in the consolidated statements of income (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in AOCI. The following table sets forth the amount of pre-tax credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in AOCI, and the corresponding changes in such amounts (dollars in thousands):

	2016	2015	2014
Balance, beginning of period	$7,284	$7,284	$11,696
Additional impairments - credit loss OTTI recognized on securities previously impaired	231	—	—
Credit loss previously recognized on securities which matured, paid down, prepaid or were sold during the period	(1,502)	—	(4,412)
Balance, end of period	$6,013	$7,284	$7,284
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

The following tables present information on the Company’s purchased credit impaired securities, which are included in fixed maturity securities available-for-sale as of December 31, 2016 and 2015 (dollars in thousands):

	2016	2015
Outstanding principal and interest balance(1)	$85,078	$343,640
Carrying value, including accrued interest(2)	$69,717	$287,663

(1)	Represents the contractually required payments which is the sum of contractual principal, whether or not currently due, and accrued interest.

(2)	Estimated fair value plus accrued interest.
The following table presents information about purchased credit impaired investments acquired during the periods ended December 31, 2016 and 2015, as of the acquisition dates (dollars in thousands):

	2016	2015
Contractually required payments (including interest)	$7,310	$217,187
Cash flows expected to be collected(1)	$5,748	$179,025
Fair value of investments acquired	$4,139	$137,399

(1)	Represents undiscounted principal and interest cash flow expectations at the date of acquisition.
The following table presents activity for the accretable yield on purchased credit impaired securities for the years ended December 31, 2016 and 2015 (dollars in thousands):

	2016	2015
Balance, beginning of period	$88,016	$67,171
Investments purchased	1,609	41,626
Accretion	(9,004)	(11,402)
Disposals	(59,078)	(1,109)
Reclassification from nonaccretable difference	(2,105)	(8,270)
Balance, end of period	$19,438	$88,016
Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale
The following table presents the total gross unrealized losses for the 1,535 and 2,080 fixed maturity and equity securities at December 31, 2016 and 2015, respectively, where the estimated fair value had declined and remained below amortized cost by the indicated amount (dollars in thousands):

	2016		2015
	Gross Unrealized Losses	% of Total	Gross Unrealized Losses	% of Total
Less than 20%	$337,831	90.1%	$463,109	73.8%
20% or more for less than six months	19,438	5.2	142,495	22.7
20% or more for six months or greater	17,588	4.7	21,847	3.5
Total	$374,857	100.0%	$627,451	100.0%
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

The following tables present the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for 1,535 and 2,080 fixed maturity and equity securities that have estimated fair values below amortized cost as of December 31, 2016 and 2015, respectively (dollars in thousands). These investments are presented by class and grade of security, as well as the length of time the related fair value has remained below amortized cost.

	Less than 12 months		12 months or greater		Total
December 31, 2016:	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Investment grade securities:
Corporate securities	$4,661,706	$124,444	$549,273	$43,282	$5,210,979	$167,726
Canadian and Canadian provincial governments	101,578	3,541	—	—	101,578	3,541
Residential mortgage-backed securities	490,473	9,733	112,216	3,635	602,689	13,368
Asset-backed securities	563,259	12,010	257,166	9,653	820,425	21,663
Commercial mortgage-backed securities	368,465	6,858	10,853	166	379,318	7,024
U.S. government and agencies	1,056,101	63,044	—	—	1,056,101	63,044
State and political subdivisions	187,194	9,396	13,635	3,068	200,829	12,464
Other foreign government, supranational and foreign government-sponsored enterprises	524,236	13,372	51,097	2,981	575,333	16,353
Total investment grade securities	7,953,012	242,398	994,240	62,785	8,947,252	305,183
Below investment grade securities:
Corporate securities	330,757	7,914	163,152	41,605	493,909	49,519
Residential mortgage-backed securities	—	—	412	12	412	12
Asset-backed securities	5,904	700	12,581	1,465	18,485	2,165
Commercial mortgage-backed securities	5,815	735	—	—	5,815	735
Other foreign government, supranational and foreign government-sponsored enterprises	32,355	1,258	39,763	2,327	72,118	3,585
Total below investment grade securities	374,831	10,607	215,908	45,409	590,739	56,016
Total fixed maturity securities	$8,327,843	$253,005	$1,210,148	$108,194	$9,537,991	$361,199
Non-redeemable preferred stock	$10,831	$831	$21,879	$5,506	$32,710	$6,337
Other equity securities	202,068	7,020	6,751	301	208,819	7,321
Total equity securities	$212,899	$7,851	$28,630	$5,807	$241,529	$13,658

	Less than 12 months		12 months or greater		Total
December 31, 2015:	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Investment grade securities:
Corporate securities	$6,388,148	$323,961	$294,755	$40,861	$6,682,903	$364,822
Canadian and Canadian provincial governments	122,746	2,532	—	—	122,746	2,532
Residential mortgage-backed securities	452,297	7,036	82,314	4,057	534,611	11,093
Asset-backed securities	581,701	9,825	199,298	7,100	780,999	16,925
Commercial mortgage-backed securities	514,877	9,806	31,177	997	546,054	10,803
U.S. government and agencies	1,010,387	57,718	—	—	1,010,387	57,718
State and political subdivisions	157,837	5,349	13,016	3,718	170,853	9,067
Other foreign government, supranational and foreign government-sponsored enterprises	702,962	18,279	38,379	4,206	741,341	22,485
Total investment grade securities	9,930,955	434,506	658,939	60,939	10,589,894	495,445
Below investment grade securities:
Corporate securities	554,688	71,171	114,427	31,076	669,115	102,247
Residential mortgage-backed securities	22,646	282	7,679	298	30,325	580
Asset-backed securities	6,772	201	9,335	1,250	16,107	1,451
Commercial mortgage-backed securities	3,253	248	767	117	4,020	365
Other foreign government, supranational and foreign government-sponsored enterprises	60,668	7,356	31,693	11,803	92,361	19,159
Total below investment grade securities	648,027	79,258	163,901	44,544	811,928	123,802
Total fixed maturity securities	$10,578,982	$513,764	$822,840	$105,483	$11,401,822	$619,247
Non-redeemable preferred stock	$12,331	$2,175	$12,191	$3,787	$24,522	$5,962
Other equity securities	38,327	2,242	—	—	38,327	2,242
Total equity securities	$50,658	$4,417	$12,191	$3,787	$62,849	$8,204
The Company has no intention to sell, nor does it expect to be required to sell, the securities outlined in the table above, as of the dates indicated. However, unforeseen facts and circumstances may cause the Company to sell fixed maturity and equity securities in the ordinary course of managing its portfolio to meet certain diversification, credit quality and liquidity guidelines.
Unrealized losses on below investment grade securities as of December 31, 2016 are primarily related to high-yield corporate and other foreign government, supranational and foreign government-sponsored enterprise securities. Changes in unrealized losses are primarily driven by changes in credit spreads and interest rates.
Investment Income, Net of Related Expenses
Major categories of investment income, net of related expenses consist of the following (dollars in thousands):

	2016	2015	2014
Fixed maturity securities available-for-sale	$1,285,406	$1,177,706	$1,052,715
Mortgage loans on real estate	168,582	149,564	148,417
Policy loans	63,837	62,955	55,248
Funds withheld at interest	368,728	343,031	447,364
Short-term investments and cash and cash equivalents	8,051	7,574	8,955
Other	89,371	61,709	63,312
Investment income	1,983,975	1,802,539	1,776,011
Investment expense	(72,089)	(68,044)	(62,320)
Investment income, net of related expenses	$1,911,886	$1,734,495	$1,713,691

Investment Related Gains (Losses), Net
Investment related gains (losses), net, consist of the following (dollars in thousands):

	2016	2015	2014
Fixed maturity and equity securities available for sale:
Other-than-temporary impairment losses on fixed maturities	$(38,805)	$(57,380)	$(7,766)
Portion of loss recognized in accumulated other comprehensive income	74	—	—
Net other-than-temporary impairment losses on fixed maturity securities recognized in earnings	$(38,731)	$(57,380)	$(7,766)
Gain on investment activity	154,370	73,079	65,435
Loss on investment activity	(49,965)	(71,893)	(31,295)
Other impairment losses and change in mortgage loan provision	(11,006)	(6,953)	(5,315)
Derivatives and other, net	39,527	(101,603)	165,134
Total investment related gains (losses), net	$94,195	$(164,750)	$186,193
The other-than-temporary impairment losses on fixed maturity securities for 2016, 2015 and 2014 are primarily due to emerging market and high-yield debt exposures. The fluctuations in investment related gains (losses) for derivatives and other are primarily due to changes in the fair value of embedded derivatives related to modified coinsurance and funds withheld treaties, as a result of changes in interest rates, driven primarily by credit spreads.
At December 31, 2016 and 2015 the Company held non-income producing securities with amortized costs of $35.4 million and $116.0 million, and estimated fair values of $47.3 million and $123.0 million, respectively. Generally, securities are non-income producing when principal or interest is not paid primarily as a result of bankruptcies or credit defaults, but also include securities where amortization has been discontinued. During 2016, 2015 and 2014 the Company sold fixed maturity and equity securities with fair values of $1,181.6 million, $1,523.6 million, and $1,016.5 million, which were below amortized cost, at gross realized losses of $50.0 million, $71.9 million and $31.3 million, respectively. The Company generally does not engage in short-term buying and selling of securities.
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
The Company also participates in a securities lending program whereby securities, reflected as investments on the Company’s consolidated balance sheets, are loaned to a third party. The Company receives securities as collateral, in an amount equal to a minimum of 105% of the fair value of the securities lent. The securities received are not reflected on the Company’s consolidated balance sheets.
The Company also participates in repurchase/reverse repurchase programs in which securities, reflected as investments on the Company’s consolidated balance sheets, are pledged to third parties. In return, the Company receives securities from the third parties with an estimated fair value equal to a minimum of 100% of the securities pledged. The securities received are not reflected on the Company’s consolidated balance sheets.
The Company also participates in a repurchase program in which securities, reflected as investments on the Company’s consolidated balance sheets, are pledged to a third party. In return, the Company receives cash from the third party, which is reflected as a payable to a third party, included in other liabilities on the consolidated balance sheets. The Company is required to maintain a minimum collateral balance with a fair value of 102% of the cash received.

The following table includes the amount of borrowed securities, securities lent and securities collateral received as part of the securities lending program, repurchased/reverse repurchased securities pledged and received and cash received as of December 31, 2016 and 2015 (dollars in thousands).

	2016		2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Borrowed securities	$263,820	$279,186	$259,540	$266,297
Securities lending:
Securities loaned	74,389	73,625	—	—
Securities received	n/a	80,000	n/a	—
Repurchase program/reverse repurchase program:
Securities pledged	476,531	499,891	443,435	465,889
Securities received	n/a	515,200	n/a	481,197
Cash received	—	28,832	—	—
The following tables present information on the Company’s securities lending and repurchase transactions as of December 31, 2016 and 2015, respectively (dollars in thousands). Collateral associated with certain borrowed securities is not included within the tables as the collateral pledged to each counterparty is the right to reinsurance treaty cash flows.

	December 31, 2016
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Securities lending transaction:
Corporate securities	$—	$—	$4,017	$69,608	$73,625
Total	—	—	4,017	69,608	73,625
Repurchase transactions:
Corporate securities	—	—	3,220	166,979	170,199
Residential mortgage-backed securities	—	—	—	92,546	92,546
U.S. government and agencies	—	—	—	216,000	216,000
Foreign government	—	—	—	19,900	19,900
Other	1,246	—	—	—	1,246
Total	1,246	—	3,220	495,425	499,891
Total transactions	$1,246	$—	$7,237	$565,033	$573,516

Gross amount of recognized liabilities for securities lending and repurchase transactions in preceding table					$624,032
Amounts related to agreements not included in offsetting disclosure					$50,516

	December 31, 2015
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Repurchase transactions:
Corporate securities	$—	$2,951	$—	$147,324	$150,275
Residential mortgage-backed securities	—	—	—	97,639	97,639
U.S. government and agencies	—	—	—	199,431	199,431
Foreign government	—	—	—	3,358	3,358
Other	15,186	—	—	—	15,186
Total transactions	$15,186	$2,951	$—	$447,752	$465,889

Gross amount of recognized liabilities for repurchase transactions in preceding table					$481,197
Amounts related to agreements not included in offsetting disclosure					$15,308
The Company has elected to offset amounts recognized as receivables and payables resulting from the repurchase/reverse repurchase programs. After the effect of offsetting, the net amount presented on the consolidated balance sheets was a liability of $5.5 million and $8.8 million as of December 31, 2016 and 2015, respectively. The Company also has a payable resulting from cash received associated with a repurchase agreement of $28.8 million as of December 31, 2016. There were no repurchase agreement payables as of December 31, 2015. Amounts owed to and due from the counterparties may be settled in cash or offset, in accordance with the agreements.
Mortgage Loans on Real Estate
Mortgage loans represented approximately 8.4% and 7.5% of the Company’s total investments as of December 31, 2016 and 2015, respectively. The Company makes mortgage loans on income producing properties that are geographically diversified, with the largest concentration being in the state of California, which represented 22.1% and 22.3% of mortgage loans on real estate as of December 31, 2016 and 2015, respectively. The distribution of mortgage loans by property type, gross of valuation allowances is as follows as of December 31, 2016 and 2015 (dollars in thousands):

	2016		2015
	Recorded Investment	Percentage of Total	Recorded Investment	Percentage of Total
Property type:
Office building	$1,270,113	33.6%	$980,858	31.3%
Retail	1,179,936	31.2	1,026,018	32.7
Industrial	713,461	18.8	527,485	16.8
Apartment	447,088	11.8	420,014	13.4
Other commercial	172,609	4.6	182,389	5.8
Total	$3,783,207	100.0%	$3,136,764	100.0%
The maturities of the mortgage loans, gross of valuation allowances, as of December 31, 2016 and 2015 are as follows (dollars in thousands):

	2016		2015
	Recorded Investment	% of Total	Recorded Investment	% of Total
Due within five years	$822,073	21.7%	$873,280	27.8%
Due after five years through ten years	2,099,559	55.5	1,561,535	49.8
Due after ten years	861,575	22.8	701,949	22.4
Total	$3,783,207	100.0%	$3,136,764	100.0%
The following tables set forth certain key credit quality indicators of the Company’s recorded investment in mortgage loans, gross of valuation allowances, as of December 31, 2016 and 2015 (dollars in thousands):

	Recorded Investment
	Debt Service Ratios
	>1.20x	1.00x - 1.20x	<1.00x	Total	% of Total
December 31, 2016:
Loan-to-Value Ratio
0% - 59.99%	$1,859,640	$64,749	$1,366	$1,925,755	50.8%
60% - 69.99%	1,257,788	34,678	—	1,292,466	34.2
70% - 79.99%	370,092	20,869	24,369	415,330	11.0
Greater than 80%	114,297	—	35,359	149,656	4.0
Total	$3,601,817	$120,296	$61,094	$3,783,207	100.0%

	Recorded Investment
	Debt Service Ratios
	>1.20x	1.00x - 1.20x	<1.00x	Total	% of Total
December 31, 2015:
Loan-to-Value Ratio
0% - 59.99%	$1,621,056	$77,118	$2,367	$1,700,541	54.2%
60% - 69.99%	881,611	14,332	19,805	915,748	29.2%
70% - 79.99%	446,565	7,947	34,539	489,051	15.6%
Greater than 80%	3,948	13,550	13,926	31,424	1.0%
Total	$2,953,180	$112,947	$70,637	$3,136,764	100.0%

None of the payments due to the Company on its recorded investment in mortgage loans were delinquent as of December 31, 2016 and 2015.
The following table presents the recorded investment in mortgage loans, by method of measuring impairment, and the related valuation allowances, as of December 31, 2016 and 2015 (dollars in thousands):

	2016	2015
Mortgage loans:
Individually measured for impairment	$2,216	$16,421
Collectively measured for impairment	3,780,991	3,120,343
Mortgage loans, gross of valuation allowances	3,783,207	3,136,764
Valuation allowances:
Individually measured for impairment	—	588
Collectively measured for impairment	7,685	6,225
Total valuation allowances	7,685	6,813
Mortgage loans, net of valuation allowances	$3,775,522	$3,129,951
Information regarding the Company’s loan valuation allowances for mortgage loans as of December 31, 2016, 2015 and 2014 are as follows (dollars in thousands):

	2016	2015	2014
Balance, beginning of period	$6,813	$6,471	$10,106
Charge-offs, net of recoveries	—	—	(2,731)
Provision (release)	872	342	(904)
Balance, end of period	$7,685	$6,813	$6,471
Information regarding the portion of the Company’s mortgage loans that were impaired as of December 31, 2016 and 2015 is as follows (dollars in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Carrying Value
December 31, 2016:
Impaired mortgage loans with no valuation allowance recorded	$2,758	$2,216	$—	$2,216
Impaired mortgage loans with valuation allowance recorded	—	—	—	—
Total impaired mortgage loans	$2,758	$2,216	$—	$2,216
December 31, 2015:
Impaired mortgage loans with no valuation allowance recorded	$4,033	$4,033	$—	$4,033
Impaired mortgage loans with valuation allowance recorded	12,898	12,388	588	11,800
Total impaired mortgage loans	$16,931	$16,421	$588	$15,833
The Company’s average investment balance of impaired mortgage loans and the related interest income are reflected in the table below for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

	2016		2015		2014
	Average Investment(1)	Interest Income	Average Investment(1)	Interest Income	Average Investment(1)	Interest Income
Impaired mortgage loans with no valuation allowance recorded	$2,249	$142	$6,033	$330	$13,227	$647
Impaired mortgage loans with valuation allowance recorded	—	—	11,592	770	13,827	637
Total	$2,249	$142	$17,625	$1,100	$27,054	$1,284

(1)	Average recorded investment represents the average loan balances as of the beginning of period and all subsequent quarterly end of period balances.
The Company did not acquire any impaired mortgage loans during the years ended December 31, 2016 and 2015. The Company had no mortgage loans that were on a nonaccrual status at December 31, 2016 and 2015.

Policy Loans
Policy loans comprised approximately 3.2% and 3.5% of the Company’s total investments as of December 31, 2016 and 2015, respectively, the majority of which are associated with one client. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due to the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. The Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.
Funds Withheld at Interest
Funds withheld at interest comprised approximately 13.1% and 14.0% of the Company’s total investments as of December 31, 2016 and 2015, respectively. Of the $5.9 billion funds withheld at interest balance, net of embedded derivatives, as of December 31, 2016, $4.0 billion of the balance is associated with one client. For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance funds withheld basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company and are reflected as funds withheld at interest on the Company’s consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances against amounts owed to the Company from the ceding company.
Other Invested Assets
Other invested assets include equity securities, limited partnership interests, joint ventures (other than operating joint ventures), derivative contracts, and FVO contractholder-directed unit-linked investments. Other invested assets also include Federal Home Loan Bank of Des Moines (“FHLB”) common stock, equity release mortgages and structured loans, all of which are included in other in the table below. Other invested assets represented approximately 3.6% and 3.1% of the Company’s total investments as of December 31, 2016 and 2015, respectively. Carrying values of these assets as of December 31, 2016 and 2015 are as follows (dollars in thousands):

	2016	2015
Equity securities	$275,361	$125,862
Limited partnerships and real estate joint ventures	687,522	567,697
Derivatives	229,108	256,178
FVO contractholder-directed unit-linked investments	190,120	197,547
Other	209,829	150,836
Total other invested assets	$1,591,940	$1,298,120

Note 5   DERIVATIVE INSTRUMENTS
Derivatives, except for embedded derivatives and longevity and mortality swaps, are carried on the Company’s consolidated balance sheets in other invested assets or other liabilities, at fair value. Longevity and mortality swaps are included on the consolidated balance sheets in other assets or other liabilities, at fair value. Embedded derivative liabilities on modified coinsurance or funds withheld arrangements are included on the consolidated balance sheets with the host contract in funds withheld at interest, at fair value. Embedded derivative liabilities on indexed annuity and variable annuity products are included on the consolidated balance sheets with the host contract in interest-sensitive contract liabilities, at fair value. The following table presents the notional amounts and gross fair value of derivative instruments prior to taking into account the netting effects of master netting agreements as of December 31, 2016 and 2015 (dollars in thousands):

	December 31, 2016			December 31, 2015
	Notional	Carrying Value/Fair Value		Notional	Carrying Value/Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	$949,556	$78,405	$5,949	$1,123,057	$85,075	$4,196
Financial futures	475,968	—	—	420,665	—	—
Foreign currency forwards	25,000	—	5,070	45,000	44	6,768
Consumer price index swaps	20,615	—	262	28,561	—	292
Credit default swaps	926,000	12,012	2,871	897,000	8,230	11,053
Equity options	525,894	33,459	—	453,435	46,653	—
Longevity swaps	841,360	26,958	—	868,960	15,003	7
Mortality swaps	50,000	—	2,462	50,000	—	2,619
Synthetic guaranteed investment contracts	8,834,700	—	—	7,098,825	—	—
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	—	—	22,529	—	—	76,698
Indexed annuity products	—	—	805,672	—	—	878,114
Variable annuity products	—	—	184,636	—	—	192,470
Total non-hedging derivatives	12,649,093	150,834	1,029,451	10,985,503	155,005	1,172,217
Derivatives designated as hedging instruments:
Interest rate swaps	435,000	27,901	31,223	120,000	—	29,986
Foreign currency swaps	928,505	104,359	734	823,486	146,265	—
Total hedging derivatives	1,363,505	132,260	31,957	943,486	146,265	29,986
Total derivatives	$14,012,598	$283,094	$1,061,408	$11,928,989	$301,270	$1,202,203
Netting Arrangements
Certain of the Company’s derivatives are subject to enforceable master netting arrangements and reported as a net asset or liability in the consolidated balance sheets. The Company nets all derivatives that are subject to such arrangements.
The Company has elected to include all derivatives, except embedded derivatives, in the tables below, irrespective of whether they are subject to an enforceable master netting arrangement or a similar agreement. See Note 4 – “Investments” for information regarding the Company’s securities borrowing, lending, repurchase and repurchase/reverse repurchase programs. See “Embedded Derivatives” below for information regarding the Company’s bifurcated embedded derivatives.

The following table provides information relating to the Company’s derivative instruments as of December 31, 2016 and December 31, 2015 (dollars in thousands):

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments(1)	Cash Collateral Pledged/ Received	Net Amount
December 31, 2016:
Derivative assets	$283,094	$(27,028)	$256,066	$(16,913)	$(254,498)	$(15,345)
Derivative liabilities	48,571	(27,028)	21,543	(95,863)	(1,441)	(75,761)
December 31, 2015:
Derivative assets	$301,270	$(30,096)	$271,174	$(20,888)	$(245,038)	$5,248
Derivative liabilities	54,921	(30,096)	24,825	(47,149)	(12,540)	(34,864)
(1) Includes initial margin posted to a central clearing partner.
Accounting for Derivative Instruments and Hedging Activities
The Company does not enter into derivative instruments for speculative purposes. As discussed below under “Non-qualifying Derivatives and Derivatives for Purposes Other Than Hedging,” the Company uses various derivative instruments for risk management purposes that either do not qualify or have not been qualified for hedge accounting treatment, including derivatives used to economically hedge changes in the fair value of liabilities associated with the reinsurance of variable annuities with guaranteed living benefits. As of December 31, 2016 and 2015, the Company held interest rate swaps that were designated and qualified as cash flow hedges of interest rate risk, for variable rate liabilities and foreign currency assets, foreign currency swaps that were designated and qualified as hedges of a portion of its net investment in its foreign operations, foreign currency swaps that were designated and qualified as fair value hedges of foreign currency risk, and derivative instruments that were not designated as hedging instruments. See Note 2 – “Summary of Significant Accounting Policies” for a detailed discussion of the accounting treatment for derivative instruments, including embedded derivatives. Derivative instruments are carried at fair value and generally require an insignificant amount of cash at inception of the contracts.
Fair Value Hedges
The Company designates and reports certain foreign currency swaps to hedge the foreign currency fair value exposure of foreign currency denominated assets as fair value hedges when they meet the requirements of the general accounting principles for Derivatives and Hedging. The gain or loss on the hedged item attributable to a change in foreign currency and the offsetting gain or loss on the related foreign currency swaps as of December 31, 2016 and 2015 were (dollars in thousands):

Type of Fair Value Hedge	Hedged Item	Gains (Losses) Recognized for Derivatives	Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Investment Related Gains (Losses)
For the Year Ended December 31, 2016:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$(1,700)	$1,700	$—
For the Year Ended December 31, 2015:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$4,008	$(4,008)	$—
A regression analysis was used, both at inception of the hedge and on an ongoing basis, to determine whether each derivative used in a hedged transaction is highly effective in offsetting changes in the hedged item. For the foreign currency swaps, the change in fair value related to changes in the benchmark interest rate and credit spreads are excluded from the hedge effectiveness. For the years ended December 31, 2016 and 2015, $0.4 million and $0.8 million, respectively, of the change in the estimated fair value of derivatives, was excluded from hedge effectiveness.
Cash Flow Hedges
Certain derivative instruments are designated as cash flow hedges when they meet the requirements of the general accounting principles for Derivatives and Hedging. The Company designates and accounts for the following as cash flows: (i) certain interest rate swaps, in which the cash flows of liabilities are variable based on a benchmark rate; (ii) certain interest rate swaps, in which the cash flows of assets are denominated in different currencies, commonly referred to as cross-currency swaps; and (iii) forward bond purchase commitments.

The following table presents the components of AOCI, before income tax, and the consolidated income statement classification where the gain or loss is recognized related to cash flow hedges for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

Amounts Included in AOCI
Balance December 31, 2013	$(4,578)
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	(25,801)
Amounts reclassified to investment income	(1,212)
Balance December 31, 2014	(31,591)
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	2,676
Amounts reclassified to investment related (gains) losses, net	87
Amounts reclassified to investment income	(569)
Balance December 31, 2015	(29,397)
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	27,110
Amounts reclassified to investment related (gains) losses, net	278
Amounts reclassified to investment income	(487)
Balance December 31, 2016	$(2,496)
As of December 31, 2016, the before-tax deferred net gains (losses) on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are approximately $0.4 million. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to investment income over the term of the investment cash flows.
The following table presents the effective portion of derivatives in cash flow hedging relationships on the consolidated statements of income and the consolidated statements of stockholders’ equity for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

	Effective Portion
Derivative Type	Gains (Losses) Recognized in OCI	Gains (Losses) Reclassified into Income from OCI
For the year ended December 31, 2016:		Investment Related Gains (Losses)	Investment Income
Interest rate	$27,901	$—	$—
Currency/Interest rate	(791)	—	510
Forward bond purchase commitments	—	(278)	(23)
Total	$27,110	$(278)	$487

For the year ended December 31, 2015:
Interest rate	$(11,422)	$—	$343
Forward bond purchase commitments	14,098	(87)	226
Total	$2,676	$(87)	$569

For the year ended December 31, 2014:
Interest rate	$(12,431)	$—	$1,212
Forward bond purchase commitments	(13,370)	—	—
Total	$(25,801)	$—	$1,212
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. For the years ended December 31, 2016, 2015 and 2014, the ineffective portion of derivatives reported as cash flow hedges was not material to the Company’s results of operations. Also, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Hedges of Net Investments in Foreign Operations
The Company uses foreign currency swaps to hedge a portion of its net investment in certain foreign operations against adverse movements in exchange rates. The following table illustrates the Company’s net investments in foreign operations (“NIFO”) hedges for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

	Derivative Gains (Losses) Deferred in AOCI
	For the year ended
Type of NIFO Hedge (1) (2)	2016	2015	2014
Foreign currency swaps	$(10,234)	$96,019	$51,894

(1)
There were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from accumulated other comprehensive income (loss) into investment income during the periods presented.

(2)	There was no ineffectiveness recognized for the Company’s hedges of net investments in foreign operations.
The cumulative foreign currency translation gain recorded in AOCI related to these hedges was $161.6 million and $171.9 million at December 31, 2016 and 2015, respectively. If a foreign operation was sold or substantially liquidated, the amounts in AOCI would be reclassified to the consolidated statements of income. A pro rata portion would be reclassified upon partial sale of a foreign operation.
Non-qualifying Derivatives and Derivatives for Purposes Other Than Hedging
The Company uses various other derivative instruments for risk management purposes that either do not qualify or have not been qualified for hedge accounting treatment. The gain or loss related to the change in fair value for these derivative instruments is recognized in investment related gains (losses), net in the consolidated statements of income, except where otherwise noted.
A summary of the effect of non-hedging derivatives, including embedded derivatives, on the Company’s consolidated statements of income for the years ended December 31, 2016, 2015 and 2014 is as follows (dollars in thousands):

		Gains (Losses) for the Years Ended December 31,
Type of Non-hedging Derivative	Income Statement Location of Gains (Losses)	2016	2015	2014
Interest rate swaps	Investment related gains (losses), net	$7,649	$20,358	$94,848
Interest rate options	Investment related gains (losses), net	—	3,275	15,641
Financial futures	Investment related gains (losses), net	(40,242)	319	(9,550)
Foreign currency forwards	Investment related gains (losses), net	1,630	(1,160)	(8,691)
Consumer price index swaps	Investment related gains (losses), net	(401)	(208)	(344)
Credit default swaps	Investment related gains (losses), net	18,100	(4,683)	3,938
Equity options	Investment related gains (losses), net	(28,270)	(16,899)	(22,472)
Longevity swaps	Other revenues	13,095	8,228	8,088
Mortality swaps	Other revenues	(172)	(1,822)	(797)
Subtotal		(28,611)	7,408	80,661
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	Investment related gains (losses), net	54,169	(98,792)	198,365
Indexed annuity products	Interest credited	10,708	19,440	(104,844)
Variable annuity products	Investment related gains (losses), net	7,835	(33,192)	(129,224)
Total non-hedging derivatives		$44,101	$(105,136)	$44,958
Types of Derivatives Used by the Company
Interest Rate Swaps
Interest rate swaps are used by the Company primarily to reduce market risks from changes in interest rates, to alter interest rate exposure arising from mismatches between assets and liabilities (duration mismatches) and to manage the risk of cash flows of liabilities that are variable based on a benchmark rate. With an interest rate swap, the Company agrees with another party to exchange, at specified intervals, the difference between two rates, which can be either fixed-rate or floating-rate interest amounts, tied to an agreed-upon notional principal amount. These transactions are executed pursuant to master agreements that provide for a single net payment or individual gross payments at each due date. The Company utilizes interest rate swaps in cash flow and non-qualifying hedging relationships.

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
Equity Options
Equity index options are used by the Company primarily to hedge minimum guarantees embedded in certain variable annuity products. To hedge against adverse changes in equity indices volatility, the Company buys put options. The contracts are net settled in cash based on differentials in the indices at the time of exercise and the strike price. Equity warrants have also been used by the Company to economically hedge the variability in anticipated cash flows for the acquisition of investment securities.
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

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of credit default swaps sold by the Company at December 31, 2016 and 2015 (dollars in thousands):

	2016			2015
Rating Agency Designation of Referenced Credit Obligations(1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)
AAA/AA+/AA/AA-/A+/A/A-
Single name credit default swaps	$1,726	$150,500	3.8	$1,689	$152,500	3.9
Subtotal	1,726	150,500	3.8	1,689	152,500	3.9
BBB+/BBB/BBB-
Single name credit default swaps	1,426	347,200	3.7	(5,066)	315,200	4.2
Credit default swaps referencing indices	6,295	416,000	5.0	2,274	416,000	5.0
Subtotal	7,721	763,200	4.4	(2,792)	731,200	4.6
BB+/BB/BB-
Single name credit default swaps	(477)	9,000	3.5	(2,900)	10,000	4.1
Subtotal	(477)	9,000	3.5	(2,900)	10,000	4.1
Total	$8,970	$922,700	4.3	$(4,003)	$893,700	4.5

(1)	The rating agency designations are based on ratings from Standard and Poor’s (“S&P”).

(2)	Assumes the value of the referenced credit obligations is zero.

(3)	The weighted average years to maturity of the credit default swaps is calculated based on weighted average notional amounts.
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
Embedded Derivatives
The Company has certain embedded derivatives which are required to be separated from their host contracts and reported as derivatives. Host contracts include reinsurance treaties structured on a modified coinsurance or funds withheld basis. Additionally, the Company reinsures equity-indexed annuity and variable annuity contracts with benefits that are considered embedded derivatives, including guaranteed minimum withdrawal benefits, guaranteed minimum accumulation benefits, and guaranteed minimum income benefits. The changes in fair values of embedded derivatives on equity-indexed annuities described below relate to changes in the fair value associated with capital market and other related assumptions. The Company’s utilization of a credit valuation adjustment did not have a material effect on the change in fair value of its embedded derivatives for the years ended December 31, 2016, 2015 and 2014. The related gains (losses) and the effect on net income after amortization of DAC and income taxes for the years ended December 31, 2016, 2015 and 2014 are reflected in the following table (dollars in thousands):

	2016	2015	2014
Embedded derivatives in modified coinsurance or funds withheld arrangements included in investment related gains	$54,169	$98,792	$198,365
After the associated amortization of DAC and taxes, the related amounts included in net income	9,160	(26,025)	45,171
Embedded derivatives in variable annuity contracts included in investment related gains	7,835	(33,192)	(129,224)
After the associated amortization of DAC and taxes, the related amounts included in net income	(41,201)	(29,008)	27,601
Amounts related to embedded derivatives in equity-indexed annuities included in benefits and expenses	10,708	19,440	(104,844)
After the associated amortization of DAC and taxes, the related amounts included in net income	(4,148)	6,204	(69,963)
Credit Risk
The Company manages its credit risk related to over-the-counter (“OTC”) derivatives by entering into transactions with creditworthy counterparties, maintaining collateral arrangements and through the use of master netting agreements that provide for a single net payment to be made by one counterparty to another at each due date and upon termination.
The credit exposure of the Company’s OTC derivative transactions is represented by the contracts with a positive fair value (market value) at the reporting date. To reduce credit exposures, the Company seeks to (i) enter into OTC derivative transactions pursuant to master netting agreements that provide for a netting of payments and receipts with a single counterparty, and (ii) enter into agreements that allow the use of credit support annexes, which are bilateral rating-sensitive agreements that require collateral postings at established threshold levels. Certain of the Company’s OTC derivatives are cleared derivatives, which are bilateral transactions between the Company and a counterparty where the transactions are cleared through a clearinghouse, such that each derivative counterparty is only exposed to the default of the clearinghouse. These cleared transactions require initial and daily variation margin collateral postings and include certain interest rate swaps and credit default swaps entered into on or after June 10, 2013, related to guidelines implemented under the Dodd-Frank Wall Street Reform and Consumer Protection Act. Also, the Company enters into exchange-traded futures through regulated exchanges and these transactions are settled on a daily basis, thereby reducing credit risk exposure in the event of non-performance by counterparties to such financial instruments.
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
The Company’s credit exposure related to derivative contracts is generally limited to the fair value at the reporting date plus or minus any collateral posted or held by the Company. The Company’s credit exposure to mortality swaps is minimal, as they are fully collateralized by a counterparty. Information regarding the Company’s credit exposure related to its over-the-counter derivative contracts, centrally cleared derivative contracts and margin account for exchange-traded futures, excluding mortality swaps, at December 31, 2016 and 2015 is reflected in the following table (dollars in thousands):

	2016	2015
Estimated fair value of derivatives in net asset position	$236,985	$248,968
Cash provided as collateral(1)	1,441	12,540
Securities pledged to counterparties as collateral(2)	95,863	47,149
Cash pledged from counterparties as collateral(3)	(254,498)	(245,038)
Securities pledged from counterparties as collateral(4)	(16,913)	(20,888)
Initial margin for cleared derivatives	(73,571)	(34,898)
Net amount after application of master netting agreements and collateral	$(10,693)	$7,833
Margin account related to exchange-traded futures(5)	$9,687	$11,004

(1)	Consists of receivable from counterparty, included in other assets.

(2)	Included in available-for-sale securities, primarily consists of U.S. Treasury and government agency securities.

(3)	Included in cash and cash equivalents, with obligation to return cash collateral recorded in other liabilities.

(4)	Consists of U.S. Treasury and government agency securities.

(5)	Included in other assets.

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

Assets and Liabilities by Hierarchy Level
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and December 31, 2015 are summarized below (dollars in thousands):

December 31, 2016:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
Corporate securities	$19,619,084	$310,995	$18,035,836	$1,272,253
Canadian and Canadian provincial governments	3,644,046	—	3,168,081	475,965
Residential mortgage-backed securities	1,278,576	—	1,118,285	160,291
Asset-backed securities	1,429,344	—	1,210,064	219,280
Commercial mortgage-backed securities	1,363,654	—	1,342,509	21,145
U.S. government and agencies	1,468,302	1,345,755	98,059	24,488
State and political subdivisions	591,796	—	550,130	41,666
Other foreign government, supranational and foreign government-sponsored enterprises	2,698,823	276,729	2,409,225	12,869
Total fixed maturity securities – available-for-sale	32,093,625	1,933,479	27,932,189	2,227,957
Funds withheld at interest – embedded derivatives	(22,529)	—	—	(22,529)
Cash equivalents	338,601	338,601	—	—
Short-term investments	44,241	8,276	32,619	3,346
Other invested assets:
Non-redeemable preferred stock	51,123	38,317	12,806	—
Other equity securities	224,238	224,238	—	—
Derivatives:
Interest rate swaps	93,508	—	93,508	—
Credit default swaps	9,136	—	9,136	—
Equity options	26,070	—	26,070	—
Foreign currency swaps	100,394	—	100,394	—
FVO contractholder-directed unit-linked investments	190,120	188,891	1,229	—
Other	11,036	11,036	—	—
Total other invested assets	705,625	462,482	243,143	—
Other assets - longevity swaps	26,958	—	—	26,958
Total	$33,186,521	$2,742,838	$28,207,951	$2,235,732
Liabilities:
Interest sensitive contract liabilities – embedded derivatives	$990,308	$—	$—	$990,308
Other liabilities:
Derivatives:
Interest rate swaps	24,374	—	24,374	—
Foreign currency forwards	5,070	—	5,070	—
CPI swaps	262	—	262	—
Credit default swaps	(5)	—	(5)	—
Equity options	(7,389)	—	(7,389)	—
Foreign currency swaps	(3,231)	—	(3,231)	—
Mortality swaps	2,462	—	—	2,462
Total	$1,011,851	$—	$19,081	$992,770

December 31, 2015:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
Corporate securities	$17,708,156	$269,039	$16,212,147	$1,226,970
Canadian and Canadian provincial governments	3,576,759	—	3,160,683	416,076
Residential mortgage-backed securities	1,311,477	—	980,828	330,649
Asset-backed securities	1,212,676	—	908,840	303,836
Commercial mortgage-backed securities	1,483,087	—	1,414,524	68,563
U.S. government and agencies	1,381,659	1,227,858	127,536	26,265
State and political subdivisions	511,014	—	472,672	38,342
Other foreign government, supranational and foreign government-sponsored enterprises	2,458,077	260,552	2,183,460	14,065
Total fixed maturity securities – available-for-sale	29,642,905	1,757,449	25,460,690	2,424,766
Funds withheld at interest – embedded derivatives	(76,698)	—	—	(76,698)
Cash equivalents	406,521	406,521	—	—
Short-term investments	530,773	524,946	5,827	—
Other invested assets:
Non-redeemable preferred stock	87,520	81,809	5,711	—
Other equity securities	38,342	38,342	—	—
Derivatives:
Interest rate swaps	71,882	—	71,882	—
Foreign currency forwards	20	—	20	—
CPI swaps	(292)	—	(292)	—
Credit default swaps	2,567	—	2,567	—
Equity options	40,644	—	40,644	—
Foreign currency swaps	141,357	—	141,357	—
FVO contractholder-directed unit-linked investments	197,547	195,317	2,230	—
Other	8,170	8,170	—	—
Total other invested assets	587,757	323,638	264,119	—
Other assets - longevity swaps	14,996	—	—	14,996
Total	$31,106,254	$3,012,554	$25,730,636	$2,363,064
Liabilities:
Interest sensitive contract liabilities – embedded derivatives	$1,070,584	$—	$—	$1,070,584
Other liabilities:
Derivatives:
Interest rate swaps	20,989	—	20,989	—
Foreign currency forwards	6,744	—	6,744	—
Credit default swaps	5,390	—	5,390	—
Equity options	(6,009)	—	(6,009)	—
Foreign currency swaps	(4,908)	—	(4,908)	—
Mortality swaps	2,619	—	—	2,619
Total	$1,095,409	$—	$22,206	$1,073,203
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
If the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of fair value, non-binding broker quotes are used, if available. If the Company concludes that the values from both pricing services and brokers are not reflective of fair value an internally developed valuation may be prepared; however, this occurs infrequently. Internally developed valuations or non-binding broker quotes are also used to determine fair value in circumstances where vendor pricing is not available. These valuations may use significant unobservable inputs, which reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset. Observable market data may not be available in certain circumstances such as market illiquidity and credit events related to the security. Pricing service overrides, internally developed valuations and non-binding broker quotes are generally based on significant unobservable inputs and are reflected as Level 3 in the valuation hierarchy.
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
Derivative Assets and Derivative Liabilities – All of the derivative instruments utilized by the Company, except for longevity and mortality swaps, are classified within Level 2 on the fair value hierarchy. These derivatives are principally valued using an income approach. Valuations of interest rate contracts are based on present value techniques, which utilize significant inputs that may include the swap yield curve, London Interbank Offered Rate (“LIBOR”) basis curves, and repurchase rates. Valuations of foreign currency contracts are based on present value techniques, which utilize significant inputs that may include the swap yield curve, LIBOR basis curves, currency spot rates, and cross currency basis curves. Valuations of credit contracts, are based on present value techniques, which utilize significant inputs that may include the swap yield curve, credit curves, and recovery rates. Valuations of equity market contracts, are based on present value techniques, which utilize significant inputs that may include the swap yield curve, spot equity index levels, and dividend yield curves. Valuations of equity market contracts, option-based, are based on option pricing models, which utilize significant inputs that may include the swap yield curve, spot equity index levels, dividend yield curves, and equity volatility. The Company does not currently have derivatives, except for longevity and mortality swaps, included in Level 3 measurement.
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
Level 3 Measurements and Transfers
As of December 31, 2016 and December 31, 2015, respectively, the Company classified approximately 6.9% and 8.2% of its fixed maturity securities in the Level 3 category. These securities primarily consist of private placement corporate securities and bank loans as well as Canadian provincial strips with inactive trading markets. Additionally, the Company has included asset-backed securities with subprime exposure and mortgage-backed securities with below investment grade ratings in the Level 3 category due to market uncertainty associated with these securities and the Company’s utilization of unobservable information from third parties for the valuation of these securities.
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

The following table presents quantitative information about significant unobservable inputs used in Level 3 fair value measurements that are developed internally by the Company as of December 31, 2016 and 2015 (dollars in thousands):

	Fair Value		Valuation	Unobservable	Range (Weighted Average)
Assets:	2016	2015	Technique	Input	2016	2015
Corporate securities	$167,815	$195,557	Market comparable securities	Liquidity premium	0-2% (1%)	0-2% (1%)
U.S. government and agencies	24,488	26,265	Market comparable securities	Liquidity premium	0-1% (1%)	0-1% (1%)
State and political subdivisions	4,670	4,770	Market comparable securities	Liquidity premium	1%	1%
Funds withheld at interest- embedded derivatives	(22,529)	(76,698)	Total return swap	Mortality	0-100% (2%)	0-100% (2%)
				Lapse	0-35% (8%)	0-35% (7%)
				Withdrawal	0-5% (3%)	0-5% (3%)
				CVA	0-5% (1%)	0-5% (1%)
				Crediting rate	2-4% (2%)	2-4% (3%)
Longevity swaps	26,958	14,996	Discounted cash flow	Mortality	0-100% (2%)	0-100% (2%)
				Mortality improvement	(10%)-10% (3%)	(10%)-10% (3%)

Liabilities:
Interest sensitive contract liabilities- embedded derivatives- indexed annuities	805,672	878,114	Discounted cash flow	Mortality	0-100% (2%)	0-100% (2%)
				Lapse	0-35% (8%)	0-35% (7%)
				Withdrawal	0-5% (3%)	0-5% (3%)
				Option budget projection	2-4% (2%)	2-4% (3%)
Interest sensitive contract liabilities- embedded derivatives- variable annuities	184,636	192,470	Discounted cash flow	Mortality	0-100% (2%)	0-100% (2%)
				Lapse	0-25% (6%)	0-25% (7%)
				Withdrawal	0-7% (3%)	0-7% (3%)
				CVA	0-5% (1%)	0-5% (1%)
				Long-term volatility	0-27% (14%)	0-27% (14%)
Mortality swaps	2,462	2,619	Discounted cash flow	Mortality	0-100% (1%)	0-100% (1%)
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
Transfers from Level 1 to Level 2 are due to the lack of observable market data when pricing these securities, while transfers from Level 2 to Level 1 are due to an increase in the availability of market observable data in an active market. There were no transfers between Level 1 and Level 2 during the year ended December 31, 2016. The following table presents the transfers between Level 1 and Level 2 during the year ended December 31, 2015 (dollars in thousands):

	2015
	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1
Fixed maturity securities - available-for-sale:
Corporate securities	$32,206	$127,653

The tables below provide a summary of the changes in fair value of Level 3 assets and liabilities for the year ended December 31, 2016, as well as the portion of gains or losses included in income for the year ended December 31, 2016 attributable to unrealized gains or losses related to those assets and liabilities still held at December 31, 2016 (dollars in thousands):

For the year ended December 31, 2016:	Fixed maturity securities - available-for-sale
	Corporate securities	Canadian and Canadian provincial governments	Residential mortgage-backed securities	Asset-backed securities
Fair value, beginning of period	$1,226,970	$416,076	$330,649	$303,836
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(2,399)	12,197	(595)	801
Investment related gains (losses), net	(4,756)	—	(2,153)	1,101
Included in other comprehensive income	10,022	47,692	(1,621)	(2,696)
Purchases(1)	312,720	—	103,553	138,522
Sales(1)	(60,399)	—	(167,684)	(38,681)
Settlements(1)	(195,016)	—	(38,495)	(61,770)
Transfers into Level 3	14,098	—	1,728	56,105
Transfers out of Level 3	(28,987)	—	(65,091)	(177,938)
Fair value, end of period	$1,272,253	$475,965	$160,291	$219,280
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(2,343)	$12,197	$(158)	$734
Investment related gains (losses), net	(817)	—	(231)	—

For the year ended December 31, 2016 (continued):	Fixed maturity securities - available-for-sale
	Commercial mortgage-backed securities	U.S. government and agencies	State and political subdivisions	Other foreign government, supranational and foreign government-sponsored enterprises	Short-term investments
Fair value, beginning of period	$68,563	$26,265	$38,342	$14,065	$—
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	1,677	(487)	215	—	—
Investment related gains (losses), net	(876)	—	—	—	—
Included in other comprehensive income	(5,887)	39	962	110	—
Purchases(1)	1,545	508	6,952	—	3,365
Sales(1)	(41,143)	—	—	—	—
Settlements(1)	(552)	(1,837)	(599)	(1,306)	(19)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	(2,182)	—	(4,206)	—	—
Fair value, end of period	$21,145	$24,488	$41,666	$12,869	$3,346
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$1,552	$(487)	$215	$—	$—

For the year ended December 31, 2016 (continued):
	Funds withheld at interest-embedded derivatives	Other assets - longevity swaps	Interest sensitive contract liabilities embedded derivatives	Other liabilities - mortality swaps
Fair value, beginning of period	$(76,698)	$14,996	$(1,070,584)	$(2,619)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment related gains (losses), net	54,169	—	7,834	—
Interest credited	—	—	10,709	—
Included in other comprehensive income	—	(1,133)	—	—
Other revenue	—	13,095	—	(172)
Purchases(1)	—	—	(12,725)	—
Settlements(1)	—	—	74,458	329
Fair value, end of period	$(22,529)	$26,958	$(990,308)	$(2,462)
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment related gains (losses), net	$54,169	$—	$(4,579)	$—
Other revenue	—	13,095	—	(172)
Interest credited	—	—	(63,748)	—

(1)
The amount reported within purchases, sales and settlements is the purchase price (for purchases) and the sales/settlement proceeds (for sales and settlements) based upon the actual date purchased or sold/settled. Items purchased and sold/settled in the same period are excluded from the rollforward. The Company had no issuances during the period.

The tables below provide a summary of the changes in fair value of Level 3 assets and liabilities for the year ended December 31, 2015, as well as the portion of gains or losses included in income for the year ended December 31, 2015 attributable to unrealized gains or losses related to those assets and liabilities still held at December 31, 2015 (dollars in thousands).

For the year ended December 31, 2015:	Fixed maturity securities - available-for-sale
	Corporate securities	Canadian and Canadian provincial governments	Residential mortgage-backed securities	Asset-backed securities
Fair value, beginning of period	$1,310,427	$—	$188,094	$572,960
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(3,517)	2,788	(1,754)	4,526
Investment related gains (losses), net	(2,814)	—	(216)	808
Included in other comprehensive income	(32,452)	70,144	(944)	(2,490)
Purchases(1)	243,871	—	249,208	229,220
Sales(1)	(3,949)	—	(985)	(13,105)
Settlements(1)	(279,495)	—	(39,494)	(98,918)
Transfers into Level 3	15,455	343,144	2,853	13,542
Transfers out of Level 3	(20,556)	—	(66,113)	(402,707)
Fair value, end of period	$1,226,970	$416,076	$330,649	$303,836
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(3,396)	$2,788	$(1,753)	$2,465
Investment related gains (losses), net	(2,278)	—	—	—

For the year ended December 31, 2015 (continued):	Fixed maturity securities - available-for-sale
	Commercial mortgage-backed securities	U.S. government and agencies	State and political subdivisions	Other foreign government, supranational and foreign government-sponsored enterprises
Fair value, beginning of period	$86,746	$28,529	$42,711	$19,663
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	2,817	(48)	32	—
Investment related gains (losses), net	(4,737)	(233)	(19)	—
Included in other comprehensive income	(337)	(602)	(3,055)	(7)
Purchases(1)	42	544	—	—
Sales(1)	(6,153)	—	—	—
Settlements(1)	(7,226)	(1,925)	(492)	(1,258)
Transfers into Level 3	12,828	—	—	—
Transfers out of Level 3	(15,417)	—	(835)	(4,333)
Fair value, end of period	$68,563	$26,265	$38,342	$14,065
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$2,718	$(48)	$32	$—
Investment related gains (losses), net	(3,593)	—	—	—

For the year ended December 31, 2015 (continued):
	Funds withheld at interest-embedded derivatives	Other invested assets - non- redeemable preferred stock	Other assets - longevity swaps	Interest sensitive contract liabilities embedded derivatives	Other liabilities - mortality swaps
Fair value, beginning of period	$22,094	$7,904	$7,727	$(1,085,166)	$(797)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment related gains (losses), net	(98,792)	—	—	(33,191)	—
Interest credited	—	—	—	19,440	—
Included in other comprehensive income	—	(412)	(959)	—	—
Other revenue	—	—	8,228	—	(1,822)
Purchases(1)	—	4,529	—	(42,798)	—
Settlements(1)	—	—	—	71,131	—
Transfers out of Level 3	—	(12,021)	—	—	—
Fair value, end of period	$(76,698)	$—	$14,996	$(1,070,584)	$(2,619)
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment related gains (losses), net	$(98,792)	$—	$—	$(43,496)	$—
Other revenue	—	—	8,228	—	(1,822)
Interest credited	—	—	—	(51,691)	—

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
Included in earnings, net:
Investment income, net of related expenses	$(4,686)	$(97)	$5,306	$1,949	$(480)	$39

For the year ended December 31, 2014 (continued):	Fixed maturity securities - available-for-sale
	Other foreign government, supranational and foreign government-sponsored enterprises	Funds withheld at interest-embedded derivatives	Other invested assets - non- redeemable preferred stock	Other assets - longevity swaps	Interest sensitive contract liabilities embedded derivatives	Other liabilities - mortality swaps
Fair value, beginning of period	$37,997	$(176,270)	$4,962	$—	$(868,725)	$—
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(5)	—	—	—	—	—
Investment related gains (losses), net	—	198,364	—	—	(129,224)	—
Interest credited	—	—	—	—	(104,843)	—
Included in other comprehensive income	(59)	—	(96)	(361)	—	—
Other revenue	—	—	—	8,088	—	(797)
Purchases(1)	—	—	8,000	—	(56,234)	—
Settlements(1)	(1,210)	—	—	—	—	—
Transfers into Level 3	9,482	—	—	—	73,860	—
Transfers out of Level 3	(26,542)	—	(4,962)	—	—	—
Fair value, end of period	$19,663	$22,094	$7,904	$7,727	$(1,085,166)	$(797)
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(5)	$—	$—	$—	$—	$—
Investment related gains (losses), net	—	—	—	—	(134,254)	—
Other revenue	—	—	—	8,088	—	(797)
Interest credited	—	198,365	—	—	(178,704)	—

(1)
The amount reported within purchases, sales and settlements is the purchase price (for purchases) and the sales/settlement proceeds (for sales and settlements) based upon the actual date purchased or sold/settled. Items purchased and sold/settled in the same period are excluded from the rollforward. The Company had no issuances during the period.

Nonrecurring Fair Value Measurements
The following table presents information for assets measured at estimated fair value on a nonrecurring basis during the periods presented and still held at the reporting dates (for example, when there is evidence of impairment). The estimated fair values for these assets were determined using significant unobservable inputs.

	Carrying Value After Measurement		Net Investment Gains (Losses)
	At December 31,		Years ended December 31,
(dollars in thousands)	2016	2015	2016	2015
Mortgage loans(1)	$—	$11,800	$—	$228
Limited partnership interests(2)	6,192	12,520	(9,277)	(6,550)

(1)
Estimated fair values for impaired mortgage loans are based on internal valuation models using unobservable inputs or, if the loans are in foreclosure or are otherwise determined to be collateral dependent, are based on external appraisals of the underlying collateral.

(2)
The impaired limited partnership interests presented above were accounted for using the cost method. Impairments on these cost method investments were recognized at estimated fair value determined using the net asset values of the Company’s ownership interest as provided in the financial statements of the investees. The market for these investments has limited activity and price transparency.

Fair Value of Financial Instruments
The Company is required by general accounting principles for Fair Value Measurements and Disclosures to disclose the fair value of certain financial instruments including those that are not carried at fair value. The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments, which were not measured at fair value on a recurring basis, at December 31, 2016 and December 31, 2015 (dollars in thousands).This table excludes any payables or receivables for collateral under repurchase agreements and other transactions. The estimated fair value of the excluded amount approximates carrying value as they equal the amount of cash collateral received/paid.

		Estimated Fair	Fair Value Measurement Using:
December 31, 2016:	Carrying Value	Value	Level 1	Level 2	Level 3	NAV
Assets:
Mortgage loans on real estate	$3,775,522	$3,786,987	$—	$—	$3,786,987	$—
Policy loans	1,427,602	1,427,602	—	1,427,602	—	—
Funds withheld at interest(1)	5,893,381	6,193,166	—	—	6,193,166	—
Cash and cash equivalents(2)	862,117	862,117	862,117	—	—	—
Short-term investments(2)	32,469	32,469	32,469	—	—	—
Other invested assets(2)	477,132	510,640	26,294	55,669	131,904	296,773
Accrued investment income	347,173	347,173	—	347,173	—	—
Liabilities:
Interest-sensitive contract liabilities(1)	$10,225,099	$10,234,544	$—	$—	$10,234,544	$—
Long-term debt	3,088,635	3,186,173	—	—	3,186,173	—
Collateral finance and securitization notes	840,700	745,805	—	—	745,805	—

December 31, 2015:
Assets:
Mortgage loans on real estate	$3,129,951	$3,197,808	$—	$—	$3,197,808	$—
Policy loans	1,468,796	1,468,796	—	1,468,796	—	—
Funds withheld at interest(1)	5,956,380	6,311,780	—	—	6,311,780	—
Cash and cash equivalents(2)	1,118,754	1,118,754	1,118,754	—	—	—
Short-term investments(2)	27,511	27,511	27,511	—	—	—
Other invested assets(2)	399,799	444,342	4,445	34,886	111,412	293,599
Accrued investment income	339,452	339,452	—	339,452	—	—
Liabilities:
Interest-sensitive contract liabilities(1)	$9,746,870	$9,841,576	$—	$—	$9,841,576	$—
Long-term debt	2,297,548	2,415,119	—	—	2,415,119	—
Collateral finance and securitization notes	899,161	791,275	—	—	791,275	—

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

Other Invested Assets – This primarily includes limited partnership interests accounted for using the cost method, structured loans, FHLB common stock, cash collateral and equity release mortgages. The fair value of limited partnership interests and other investments accounted for using the cost method is determined using the NAV of the Company’s ownership interest as provided in the financial statements of the investees. The fair value of structured loans is estimated based on a discounted cash flow analysis using discount rates applicable to each structured loan, this is considered Level 3 in the fair value hierarchy. The fair value of the Company’s common stock investment in the FHLB is considered to be the carrying value and it is considered Level 2 in the fair value hierarchy. The fair value of the Company’s cash collateral is considered to be the carrying value and considered to be Level 1 in the fair value hierarchy. The fair value of the Company’s equity release mortgage loan portfolio, considered Level 3 in the fair value hierarchy, is estimated by discounting cash flows, both principal and interest, using a risk free rate plus an illiquidity premium. The cash flow analysis considers future expenses, changes in property prices, and actuarial analysis of borrower behavior, mortality and morbidity.
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
Retrocession reinsurance treaties do not relieve the Company from its obligations to direct writing companies. Failure of retrocessionaires to honor their obligations could result in losses to the Company. Consequently, allowances would be established for amounts deemed uncollectible. At December 31, 2016 and 2015, no allowances were deemed necessary. The Company regularly evaluates the financial condition of the insurance companies from which it assumes and to which it cedes reinsurance.
Retrocessions are arranged through the Company’s retrocession pools for amounts in excess of the Company’s retention limit. As of December 31, 2016 and 2015, all rated retrocession pool participants followed by the A.M. Best Company were rated “A- (excellent)” or better. The Company verifies retrocession pool participants’ ratings on a quarterly basis. For a majority of the retrocessionaires that were not rated, security in the form of letters of credit or trust assets has been posted. In addition, the Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance. In addition to its third party retrocessionaires, various RGA reinsurance subsidiaries retrocede amounts in excess of their retention to affiliated subsidiaries.

The following table presents information for the Company’s ceded reinsurance receivable assets, including the respective amount and A.M. Best rating for each reinsurer representing in excess of five percent of the total as of December 31, 2016 and 2015 (dollars in thousands):

		2016		2015
Reinsurer	A.M. Best Rating	Amount	% of Total	Amount	% of Total
Reinsurer A	A+	$240,894	35.2%	$199,479	31.3%
Reinsurer B	A+	183,881	26.9	179,522	28.1
Reinsurer C	A+	68,832	10.1	72,836	11.4
Reinsurer D	A++	36,202	5.3	41,807	6.6
Reinsurer E	A	35,484	5.2	37,138	5.8
Other reinsurers		118,679	17.3	107,077	16.8
Total		$683,972	100.0%	$637,859	100.0%
Included in the total ceded reinsurance receivables balance were $242.0 million and $233.7 million of claims recoverable, of which $4.0 million and $2.0 million were in excess of 90 days past due, as of December 31, 2016 and 2015, respectively.
The effect of reinsurance on net premiums is as follows (dollars in thousands):

Years ended December 31,	2016	2015	2014
Direct	$57,562	$43,106	$19,365
Reinsurance assumed	10,049,587	9,371,308	9,098,378
Reinsurance ceded	(858,278)	(843,673)	(447,889)
Net premiums	$9,248,871	$8,570,741	$8,669,854
The effect of reinsurance on claims and other policy benefits as follows (dollars in thousands):

Years ended December 31,	2016	2015	2014
Direct	$105,435	$82,942	$32,564
Reinsurance assumed	8,621,647	8,205,308	7,805,984
Reinsurance ceded	(733,707)	(798,868)	(431,907)
Net claims and other policy benefits	$7,993,375	$7,489,382	$7,406,641
The effect of reinsurance on life insurance in force is shown in the following schedule (dollars in millions):

	Direct	Assumed	Ceded	Net	Assumed/Net %
December 31, 2016	$1,576	$3,062,525	$214,727	$2,849,374	107.5%
December 31, 2015	1,686	2,995,079	222,388	2,774,377	108.0
December 31, 2014	78	2,943,517	230,544	2,713,051	108.5
At December 31, 2016 and 2015, respectively, the Company provided approximately $10.8 billion and $8.8 billion of financial reinsurance, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures, to other insurance companies under financial reinsurance transactions to assist ceding companies in meeting applicable regulatory requirements. Generally, such financial reinsurance is provided by the Company committing cash or assuming insurance liabilities, which are collateralized by future profits on the reinsured business. The Company earns a fee based on the amount of net outstanding financial reinsurance.
Reinsurance agreements, whether facultative or automatic, may provide for recapture rights on the part of the ceding company. Recapture rights permit the ceding company to reassume all or a portion of the risk formerly ceded to the reinsurer after an agreed-upon period of time, generally 10 years, or in some cases due to changes in the financial condition or ratings of the reinsurer. Recapture of business previously ceded does not affect premiums ceded prior to the recapture of such business, but would reduce premiums in subsequent periods. Additionally, some treaties give the ceding company the right to request the Company to place assets in trust for their benefit to support their reserve credits, in the event of a downgrade of the Company’s ratings to specified levels, generally non-investment grade levels, or if minimum levels of financial condition are not maintained. As of December 31, 2016 and 2015, these treaties had approximately $1,935.0 million and $1,656.9 million, respectively, in statutory reserves. Assets placed in trust continue to be owned by the Company, but their use is restricted based on the terms of the trust agreement. Securities with an amortized cost of $2,372.1 million and $1,638.0 million were held in trust to satisfy collateral requirements for reinsurance business for the benefit of certain RGA subsidiaries at December 31, 2016 and 2015, respectively. In addition, the Company’s collateral financing operations have asset in trust requirements. See Note 14 – “Collateral Finance and Securitization Notes” for additional information. Securities with an amortized cost of $12,135.3 million and $10,535.7 million, as of December 31, 2016 and 2015, respectively, were held in trust to satisfy collateral requirements under certain third-party reinsurance treaties. Under certain conditions, RGA may be obligated to move reinsurance from one RGA subsidiary company to another or make payments under the treaty. These conditions include change in control or ratings of the subsidiary, insolvency, nonperformance under a treaty, or loss of reinsurance license of such subsidiary.
Note 8   DEFERRED POLICY ACQUISITION COSTS
The following reflects the amounts of policy acquisition costs deferred and amortized (dollars in thousands):

Years ended December 31,	2016	2015	2014
Balance, beginning of year	$3,392,437	$3,342,575	$3,517,796
Capitalization	350,233	352,260	877,609
Amortization (including interest)	(341,115)	(288,630)	(867,621)
Change in value of embedded derivatives	(40,077)	58,754	(111,744)
Attributed to unrealized investment gains (losses)	(3,541)	17,510	(4,480)
Foreign currency translation	(19,332)	(90,032)	(68,985)
Balance, end of year	$3,338,605	$3,392,437	$3,342,575
Some reinsurance agreements involve reimbursing the ceding company for allowances and commissions in excess of first-year premiums. These amounts represent acquisition costs and are capitalized to the extent deemed recoverable from the future premiums and amortized against future profits of the business. This type of agreement presents a risk to the extent that the business lapses faster than originally anticipated, resulting in future profits being insufficient to recover the Company’s investment. Prior to 2015, certain renewal commissions that were capitalized and amortized in the same period were reflected in the table above. During 2015, the Company enhanced its process to track certain DAC roll forward component items, in particular, capitalization and amortization of certain renewal commissions have been excluded from the table above. Had the current methodology been used in 2014, the amounts capitalized and amortized would have decreased by $437.9 million.
Note 9   INCOME TAX
Pre-tax income for the years ended December 31, 2016, 2015 and 2014 consists of the following (dollars in thousands):

	2016	2015	2014
Pre-tax income - U.S.	$758,496	$493,328	$768,857
Pre-tax income - foreign	285,450	251,467	239,676
Total pre-tax income	$1,043,946	$744,795	$1,008,533
The provision for income tax expense for the years ended December 31, 2016, 2015 and 2014 consists of the following (dollars in thousands):

	2016	2015	2014
Current income tax expense (benefit):
U.S.	$1,020	$1,588	$18,495
Foreign	47,706	92,045	135,260
Total current	48,726	93,633	153,755
Deferred income tax expense (benefit):
U.S.	273,928	193,204	242,694
Foreign	19,849	(44,208)	(71,963)
Total deferred	293,777	148,996	170,731
Total provision for income taxes	$342,503	$242,629	$324,486

Provision for income tax expense differed from the amounts computed by applying the U.S. federal income tax statutory rate of 35% to pre-tax income as a result of the following for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

	2016	2015	2014
Tax provision at U.S. statutory rate	$365,381	$260,678	$352,987
Increase (decrease) in income taxes resulting from:
Foreign tax rate differing from U.S. tax rate	(13,974)	(9,950)	(12,483)
Differences in tax basis in foreign jurisdictions	(17,770)	(32,472)	(8,256)
Deferred tax valuation allowance	10,963	19,157	2,076
Amounts related to tax audit contingencies	111	88	(9,083)
Corporate rate changes - other	—	—	280
Subpart F	1,783	3,473	6,132
Foreign tax credits	(1,683)	(1,936)	(1,045)
Return to provision adjustments	(1,473)	1,482	(8,123)
Other, net	(835)	2,109	2,001
Total provision for income taxes	$342,503	$242,629	$324,486
Effective tax rate	32.8%	32.6%	32.2%
Total income taxes for the years ended December 31, 2016, 2015 and 2014 were as follows (dollars in thousands):

	2016	2015	2014
Provision for income taxes	$342,503	$242,629	$324,486
Income tax from OCI and additional paid-in-capital:
Net unrealized holding gain (loss) on debt and equity securities recognized for financial reporting purposes	157,929	(339,889)	348,697
Exercise of stock options	(162)	(2,963)	3,011
Foreign currency translation	21,081	16,478	22,998
Unrealized pension and post retirement	1,772	1,726	(14,770)
Total income taxes provided	$523,123	$(82,019)	$684,422
The tax effects of temporary differences that give rise to significant portions of the deferred income tax asset and liabilities at December 31, 2016 and 2015, are presented in the following tables (dollars in thousands):

	2016	2015
Deferred income tax assets:
Nondeductible accruals	$125,879	$116,106
Differences between tax and financial reporting amounts concerning certain reinsurance transactions	87,688	63,543
Differences in the tax basis of cash and invested assets	775	5,931
Investment income differences	35,192	—
Deferred acquisition costs capitalized for tax	143,003	131,714
Net operating loss carryforward	325,806	524,501
Capital loss and tax credit carryforwards	101,223	77,888
Subtotal	819,566	919,683
Valuation allowance	(133,354)	(127,132)
Total deferred income tax assets	686,212	792,551
Deferred income tax liabilities:
Deferred acquisition costs capitalized for financial reporting	1,013,642	1,011,753
Differences between tax and financial reporting amounts concerning certain reinsurance transactions	1,773,929	1,509,211
Differences in the tax basis of cash and invested assets	505,841	336,870
Investment income differences	5,635	14,654
Differences in foreign currency translation	91,067	81,492
Prepaid expenses	—	1,014
Total deferred income tax liabilities	3,390,114	2,954,994
Net deferred income tax liabilities	$2,703,902	$2,162,443
Balance sheet presentation of net deferred income tax liabilities:
Included in other assets	$66,738	$55,885
Included in deferred income taxes	2,770,640	2,218,328
Net deferred income tax liabilities	$2,703,902	$2,162,443
As of December 31, 2016, a valuation allowance for deferred tax assets of approximately $133.4 million was provided on the total deferred tax assets in certain jurisdictions. The valuation allowance is primarily related to numerous branches and legal entities for which there is no history of earnings in recent years. Further there is a partial valuation allowance on RGA Reinsurance Company of South Africa, Limited (“RGA South Africa”), RGA Reinsurance Company of Australia Limited (“RGA Australia”) and Aurora National net operating losses as well as RGA International Reinsurance Company dac (“RGA International”) foreign tax credit. As of December 31, 2015, a valuation allowance for deferred tax assets of approximately $127.1 million was provided on the total deferred tax assets. The valuation allowance is primarily related to numerous branches and legal entities for which there is no history of earnings in recent years. Further there is a partial valuation allowance on RGA South Africa and RGA Australia’s net operating losses, RGA International’s foreign tax credit and on RGA’s deferred tax asset related to share expense for foreign entities. The Company utilizes valuation allowances when it believes, based on the weight of the available evidence, that it is more likely than not that the deferred income tax asset will not be utilized.
The earnings of substantially all of the Company’s foreign subsidiaries have been permanently reinvested in foreign operations. A provision of $4.2 million has been made for U.S. taxes on repatriation. No other provision has been made for U.S. tax or foreign withholding taxes that may be applicable upon any repatriation or sale. The determination of the unrecognized deferred tax liability for temporary differences related to investments in the Company’s foreign subsidiaries is not practicable. At December 31, 2016 and 2015, the financial reporting basis in excess of the tax basis for which no deferred taxes have been recognized was approximately $1,147.2 million and $992.9 million, respectively.
During 2016, 2015 and 2014, the Company received federal and foreign income tax refunds of approximately $6.9 million, $136.8 million and $9.3 million, respectively. The Company made cash income tax payments of approximately $68.0 million, $178.4 million and $79.6 million in 2016, 2015 and 2014, respectively. At December 31, 2016 and 2015, the Company recognized gross deferred tax assets associated with net operating losses of approximately $1,353.6 million and $1,771.0 million, respectively. The earliest expiration date for any significant net operating losses that do not have a valuation allowance is 2028, during which $50.3 million of net operating losses would expire if not utilized. The remaining net operating losses have either a valuation allowance or indefinite carryforward periods. At December 31, 2016 and 2015, the Company also recognized a deferred tax asset associated with tax credits of $100.9 million and $77.5 million, respectively. The earliest expiration date for the tax credits is 2023 during which $19.7 million would expire if not utilized. However, these net operating losses and tax credits, other than the net operating losses and tax credits for which there is a valuation allowance, are expected to be utilized in the normal course of business during the period allowed for carryforwards and in any event, are not expected to be lost, due to the application of tax planning strategies that the Company would utilize.
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
As of December 31, 2016, the Company’s total amount of unrecognized tax benefits was $297.3 million and the total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, was $30.3 million. Management believes there will be no material impact to the Company’s effective tax rate related to unrecognized tax benefits over the next 12 months.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2016, 2015 and 2014, is as follows (dollars in thousands):

	Total Unrecognized Tax Benefits
	2016	2015	2014
Beginning balance, January 1	$296,213	$274,661	$279,801
Additions for tax positions of prior years	226,720	26,170	17,431
Reductions for tax positions of prior years	(229,719)	(7,820)	(26,001)
Additions for tax positions of current year	4,186	3,396	3,430
Settlements with tax authorities	(110)	(194)	—
Ending balance, December 31	$297,290	$296,213	$274,661
The Company recognized interest expense (benefit) associated with uncertain tax positions in 2016, 2015 and 2014 of $(8.4) million, $8.2 million and $(36.6) million, respectively. Additionally, the Company recognized penalties of $0.3 million for 2016. As of December 31, 2016 and 2015, the Company had $20.4 million and $28.8 million, respectively, of accrued interest related to unrecognized tax benefits.
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
The Company also provides select health care and life insurance benefits for certain retired employees. The health care benefits are provided through a self-insured welfare benefit plan. Employees become eligible for these benefits if they meet minimum age and service requirements. The retiree’s cost for health care benefits varies depending upon the credited years of service. The Company recorded benefits expense of approximately $6.3 million, $9.1 million, and $5.4 million in 2016, 2015 and 2014, respectively, that are related to these postretirement plans. Effective January 1, 2017, employees hired in the U. S. are not eligible for retiree health care benefits. Virtually all retirees, or their beneficiaries, contribute a portion of the total cost of postretirement health benefits. Prepaid benefit costs and accrued benefit liabilities are included in other assets and other liabilities, respectively, in the Company’s consolidated balance sheets.
A December 31 measurement date is used for all of the defined benefit and postretirement plans. The status of these plans as of December 31, 2016 and 2015 is summarized below (dollars in thousands):

	December 31,
	Pension Benefits		Other Benefits
	2016	2015	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$142,239	$138,196	$63,307	$59,782
Service cost	10,319	9,222	2,883	4,062
Interest Cost	4,790	5,035	2,259	2,572
Participant contributions	—	—	305	229
Amendments(1)	—	—	(13,743)	—
Actuarial (gains) losses	9,973	(1,919)	6,228	(2,729)
Settlement (gains) losses	258	—	—	—
Settlements	(3,152)	—	—	—
Benefits paid	(3,047)	(4,480)	(715)	(609)
Foreign exchange translations and other adjustments	575	(3,815)	—	—
Benefit obligation at end of year	$161,955	$142,239	$60,524	$63,307

(1)
Reflects effect of the amendment to RGA’s U.S. retiree health care benefit plan announced in 2016, effective January 1, 2017. The amount was recorded in AOCI and will be amortized through prior service cost.

	December 31,
	Pension Benefits		Other Benefits
	2016	2015	2016	2015
Change in plan assets:
Fair value of plan assets at beginning of year	$68,435	$66,757	$—	$—
Actual return on plan assets	6,584	(2,795)	—	—
Employer contributions	15,950	8,953	410	380
Participant contributions	—	—	305	229
Disbursement for settlements	(3,152)	—	—	—
Benefits paid and expenses	(3,047)	(4,480)	(715)	(609)
Fair value of plan assets at end of year	$84,770	$68,435	$—	$—
Funded status at end of year	$(77,185)	$(73,804)	$(60,524)	$(63,307)

	December 31,
	Qualified Plans		Non-Qualified Plans(1)		Total
	2016	2015	2016	2015	2016	2015
Aggregate fair value of plan assets	$84,770	$68,435	$—	$—	$84,770	$68,435
Aggregate projected benefit obligations	96,418	83,870	65,537	58,369	161,955	142,239
Under funded	$(11,648)	$(15,435)	$(65,537)	$(58,369)	$(77,185)	$(73,804)

(1)	For non-qualified plans, there are no required funding levels.

	December 31,
	Pension Benefits		Other Benefits
	2016	2015	2016	2015
Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$46,119	$41,814	$32,156	$27,755
Net prior service cost (credit)	703	1,159	(13,121)	—
Total	$46,822	$42,973	$19,035	$27,755

The following table presents information for qualified and non-qualified pension plans with a projected benefit obligation in excess of plan assets as of December 31, 2016 and 2015 (dollars in thousands):

	2016	2015
Projected benefit obligation	$161,955	$142,239
Fair value of plan assets	84,770	68,435

The accumulated benefit obligations for all defined benefit pension plans were $158.6 million and $140.4 million at December 31, 2016 and 2015, respectively. The following table presents information for pension plans with an accumulated benefit obligation in excess of plan assets as of December 31, 2016 and 2015 (dollars in thousands):

	2016	2015
Accumulated benefit obligation	$158,580	$140,442
Fair value of plan assets	84,770	68,435
The components of net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income were as follows (dollars in thousands):

	Pension Benefits			Other Benefits
	2016	2015	2014	2016	2015	2014
Net periodic benefit cost:
Service cost	$10,319	$9,222	$8,121	$2,883	$4,062	$2,354
Interest cost	4,790	5,035	4,972	2,259	2,572	1,962
Expected return on plan assets	(5,138)	(4,897)	(4,471)	—	—	—
Amortization of prior actuarial losses	4,323	3,429	1,755	1,827	2,465	1,060
Amortization of prior service cost (credit)	294	309	333	(622)	—	—
Settlements	1,026	—	—	—	—	—
Net periodic benefit cost	15,614	13,098	10,710	6,347	9,099	5,376

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial (gains) losses	8,785	5,774	20,912	6,228	(2,729)	25,354
Amortization of actuarial (gains) losses	(4,323)	(3,429)	(1,755)	(1,827)	(2,465)	(1,060)
Amortization of prior service cost (credit)	(294)	(309)	(333)	622	—	—
Settlements	(1,026)	—	—	—	—	—
Prior service cost (credit) (1)	—	—	—	(13,743)	—	—
Foreign exchange translations and other adjustments	707	(1,797)	(578)	—	—	—
Total recognized in other comprehensive income	3,849	239	18,246	(8,720)	(5,194)	24,294
Total recognized in net periodic benefit cost and other comprehensive income	$19,463	$13,337	$28,956	$(2,373)	$3,905	$29,670

(1)
Reflects effect of the amendment to RGA’s U.S. retiree health care benefit plan announced in 2016, effective January 1, 2017. The amount was recorded in AOCI and will be amortized through prior service cost.

During 2017, the Company expects to contribute $15.1 million and $5.1 million to the pension plans and other benefit plans, respectively.
The following benefit payments, which reflect expected future service as appropriate, are expected to be paid (dollars in thousands):

	Pension Benefits	Other Benefits
2017	$8,944	$1,132
2018	8,709	1,387
2019	11,467	1,650
2020	10,250	1,977
2021	10,474	2,327
2022-2026	63,526	16,374

The estimated net loss and prior service cost for the defined benefit pension plans and post-retirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $4.1 million and $0.8 million, respectively.
Assumptions
Weighted average assumptions used to determine the accumulated benefit obligation and net benefit cost or income were as follows:

	Pension Benefits			Other Benefits
	2016	2015	2014	2016	2015	2014
Discount rate used to determine benefit obligation	3.80%	3.99%	3.90%	4.10%	4.43%	4.05%
Discount rate used to determine net benefit cost or income	3.95%	3.77%	4.30%	4.43%	4.05%	5.05%
Expected long-term rate of return on plan assets	7.35%	7.35%	7.35%	—%	—%	—%
Rate of compensation increases	4.08%	4.08%	4.08%	—%	—%	—%
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
The assumed health care cost trend rates used in measuring the accumulated non-pension post-retirement benefit obligation were as follows:

	December 31,
	2016	2015
Pre-Medicare eligible claims	10% down to 5% in 2024	8% down to 5% in 2020
Medicare eligible claims	10% down to 5% in 2024	8% down to 5% in 2020
Assumed health care cost trend rates may have a significant effect on the amounts reported for health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects (dollars in thousands):

	One Percent Increase	One Percent Decrease
Effect on total of service and interest cost components	$7,394	$(6,606)
Effect on accumulated postretirement benefit obligation	$940	$(710)
Plan Assets
Target allocations of U.S. qualified pension plan assets are determined with the objective of maximizing returns and minimizing volatility of net assets through adequate asset diversification and partial liability immunization. Adjustments are made to target allocations based on the Company’s assessment of the effect of economic factors and market conditions. The target allocations for plan assets are 60% equity securities and 40% debt securities as of December 31, 2016 and 2015. The Company’s plan assets are primarily invested in mutual funds. The mutual funds include holdings of S&P 500 securities, large-cap securities, mid-cap securities, small-cap securities, international securities, corporate debt securities, U.S. and other government securities, mortgage-related securities and cash.
Equity and debt securities are exposed to various risks, such as interest rate risk, credit risk, and overall market volatility. Due to the level of risk associated with certain investment securities, changes in the values of investment securities will occur and any change would affect the amounts reported in the financial statements.
The fair values of the Company’s qualified pension plan assets as of December 31, 2016 and 2015 are summarized below (dollars in thousands):

	December 31, 2016
		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
Mutual Funds(1)	$84,671	$84,671	$—	$—
Cash	99	99	—	—
Total	$84,770	$84,770	$—	$—

(1)	Mutual funds were invested 28% in U.S. equity funds, 37% in U.S. fixed income funds, 20% in non-U.S. equity funds and 15% in other.

	December 31, 2015
		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
Mutual Funds(2)	$68,349	$68,349	$—	$—
Cash	86	86	—	—
Total	$68,435	$68,435	$—	$—

(2)	Mutual funds were invested 32% in U.S. equity funds, 38% in U.S. fixed income funds, 15% in non-U.S. equity funds and 15% in other.
As of December 31, 2016 and 2015, the Company classified all of its qualified pension plan assets in the Level 1 category as quoted prices in active markets are available for these assets. See Note 6 – “Fair Value of Asset and Liabilities” for additional detail on the fair value hierarchy.
Savings and Investment Plans
Certain subsidiaries of RGA also sponsor saving and investment plans under which a portion of employee contributions are matched. Subsidiary contributions to these plans, were $9.9 million, $9.0 million and $7.8 million in 2016, 2015 and 2014, respectively.
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
Statutory net income, and capital and surplus of the Company’s insurance subsidiaries, determined in accordance with statutory accounting practices prescribed by the applicable state insurance department or local regulatory authority are as follows (dollars in thousands):

	Statutory Capital & Surplus		Statutory Net Income (Loss)
	2016	2015	2016	2015	2014
RGA Reinsurance (U.S.)	$1,521,644	$1,503,402	$148,576	$(23,615)	$17,085
Reinsurance Company of Missouri	1,651,274	1,598,328	272,038	51,041	126,326
RGA Life Reinsurance Company of Canada	915,134	874,151	13,947	113,526	225,083
RGA Reinsurance Company (Barbados) Ltd. (1)	957,051	835,126	95,859	113,049	66,097
RGA Australia	370,039	335,631	(7,694)	(18,128)	874
RGA Atlantic Reinsurance Company Ltd.	596,016	554,417	110,172	132,192	113,055
RGA Americas Reinsurance Company, Ltd. (1)	3,416,512	3,135,177	267,876	260,599	258,588
Other reinsurance subsidiaries	2,224,833	2,136,480	130,289	300,847	(647,259)

(1)
In 2016, the Company contributed to RGA Reinsurance Company (Barbados) Ltd. all of the outstanding shares of its wholly-owned subsidiaries, RGA Global Reinsurance Company, Ltd., and Manor Reinsurance, Ltd. In 2016, the Company also contributed to RGA Americas Reinsurance Company, Ltd. all of the outstanding shares of its wholly-owned subsidiaries, RGA International Reinsurance Company dac and Leidsche Leven Holding B.V. Periods prior to 2016 have been adjusted to reflect the contributions.

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
A reconciliation of the Company’s surplus between NAIC SAP and practices prescribed by the state of domicile is shown below (dollars in thousands):

	December 31,
	2016	2015
Prescribed practice – surplus note	$574,574	$639,515
Prescribed practice – letters of credit	(615,100)	(570,100)
Surplus (deficit) – NAIC SAP	$(40,526)	$69,415
Reinsurance Company of Missouri (“RCM”), RGA Reinsurance and Chesterfield Reinsurance Company (“Chesterfield Re”) are subject to Missouri statutory provisions that restrict the payment of dividends. They may not pay dividends in any 12-month period in excess of the greater of the prior year’s statutory net gain from operations or 10% of statutory capital and surplus at the preceding year-end, without regulatory approval. The applicable statutory provisions only permit an insurer to pay a shareholder dividend from unassigned surplus. As of January 1, 2017, RGA Reinsurance could pay maximum dividends, without prior approval, of approximately $152.2 million. Any dividends paid by RGA Reinsurance would be paid to RCM, its parent company, which in turn has restrictions related to its ability to pay dividends to RGA. Chesterfield Re would pay dividends to its immediate parent Chesterfield Financial Holdings LLC, (“Chesterfield Financial”), which would in turn pay dividends to RCM, subject to the terms of the indenture for the embedded value securitization transaction, in which Chesterfield Financial cannot declare or pay any dividends so long as any private placement notes are outstanding. The Missouri Department of Insurance, Financial Institution and Professional Registration, allows RCM to pay a dividend to RGA to the extent RCM received the dividend from RGA Reinsurance, without limitation related to the level of unassigned surplus. Dividend payments from other subsidiaries are subject to regulations in the jurisdiction of domicile, which are generally based on their earnings and/or capital level. In addition, the earnings of substantially all of the Company’s foreign subsidiaries have been indefinitely reinvested in foreign operations.
There are no regulatory restrictions that limit the payment of dividends by RGA, except those generally applicable to Missouri corporations. Dividends are payable by Missouri corporations only under the circumstances specified in The General and Business Corporation Law of Missouri. RGA would not be permitted to pay common stock dividends if there is any accrued and unpaid interest on its subordinated debentures and its junior subordinated debentures. Furthermore, the ability of RGA to pay dividends is dependent on business conditions, income, cash requirements of the Company, receipt of dividends from its subsidiaries, financial covenant provisions and other relevant factors.
Note 12    COMMITMENTS, CONTINGENCIES AND GUARANTEES
Commitments
Funding of Investments
The Company’s commitments to fund investments as of December 31, 2016 and 2015 are presented in the following table (dollars in thousands):

	2016	2015
Limited partnerships and real estate joint ventures	$332,169	$263,163
Commercial mortgage loans	126,248	86,325
Bank loans	58,318	48,686
Equity release mortgages	130,324	8,504

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
Leases
The Company leases office space and furniture and equipment under non-cancelable operating lease agreements, which expire at various dates. Future minimum office space annual rentals under non-cancelable operating leases along with associated sublease income at December 31, 2016 are as follows (dollars in thousands):

	Operating Leases	Sublease Income
2017	$11,297	$119
2018	10,250	—
2019	6,389	—
2020	4,317	—
2021	2,473	—
Thereafter	11,008	—
Rent expenses amounted to approximately $13.7 million, $12.1 million and $19.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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
Guarantees
Statutory Reserve Support
RGA, through wholly-owned subsidiaries, has committed to provide statutory reserve support to third-parties, in exchange for a fee, by funding loans if certain defined events occur. Such statutory reserves are required under the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX for term life insurance policies and Regulation A-XXX for universal life secondary guarantees). The third-parties have recourse to RGA should the subsidiary fail to provide the required funding, however, as of December 31, 2016, the Company does not believe that it will be required to provide any funding under these commitments as the occurrence of the defined events is considered remote. The following table presents the maximum potential obligation for these commitments as of December 31, 2016 (dollars in millions):

Commitment Period	Maximum Potential Obligation
2023	$500.0
2033	950.0
2034	3,000.0
2035	1,314.2
2036	1,432.0
Other Guarantees
RGA has issued guarantees to third parties on behalf of its subsidiaries for the payment of amounts due under certain reinsurance treaties, securities borrowing arrangements, financing arrangements and office lease obligations, whereby if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. In limited circumstances, treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA’s subsidiary is relatively new, unrated, or not of a significant size, relative to the ceding company. Liabilities supported by the treaty guarantees, before consideration for any legally offsetting amounts due from the guaranteed party are reflected on the Company’s consolidated balance sheets in a policy related liability. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to borrowed securities provide additional security to third parties should a subsidiary fail to return the borrowed securities when due. RGA’s guarantees issued as of December 31, 2016 and 2015 are reflected in the following table (dollars in thousands):

	2016	2015
Treaty guarantees	$902,216	$765,505
Treaty guarantees, net of assets in trust	780,786	634,909
Borrowed securities	263,820	259,540
Financing arrangements	119,073	100,000
Lease obligations	2,428	5,217

Note 13     DEBT
Long-Term Debt
The Company’s long-term debt consists of the following as of December 31, 2016 and 2015 (dollars in thousands):

	2016	2015
$300 million 5.625% Senior Notes due 2017	$299,945	$299,671
$400 million 6.45% Senior Notes due 2019	399,805	399,737
$400 million 5.00% Senior Notes due 2021	399,025	398,803
$400 million 4.70% Senior Notes due 2023	398,986	398,835
$400 million 3.95% Senior Notes due 2026	399,985	—
$100 million 4.09% Promissory Note due 2039	94,370	96,849
$400 million 6.20% Subordinated Debentures due 2042	400,000	400,000
$400 million 5.75% Subordinated Debentures due 2056	400,000	—
$400 million Variable Rate Junior Subordinated Debentures due 2065	318,737	318,734
Sub-total	3,110,853	2,312,629
Unamortized issuance costs	(22,218)	(15,081)
Long-term Debt	$3,088,635	$2,297,548
In June 2016, RGA issued 3.95% Senior Notes due September 15, 2026 with a face amount of $400.0 million and 5.75% Fixed-To-Floating Rate Subordinated Debentures due June 15, 2056 with a face amount of $400.0 million. These securities have been registered with the Securities and Exchange Commission. The net proceeds from these offerings were approximately $791.2 million and will be used in part to repay upon maturity the Company’s $300.0 million 5.625% Senior Notes that mature in March 2017. The remainder will be used for general corporate purposes. Capitalized issue costs were approximately $8.8 million.
On December 15, 2015, the interest rate on RGA’s Junior Subordinated Debentures with a face amount of $400.0 million converted from a fixed rate of 6.75% to a floating rate equal to the three-month LIBOR plus 266.5 basis points.
Certain of the Company’s debt agreements contain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of consolidated net worth, maximum ratios of debt to capitalization and change of control provisions. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the various agreements. Additionally, the Company’s debt agreements contain cross-default covenants, which would make outstanding borrowings immediately payable in the event of a material uncured covenant default under any of the agreements, including, but not limited to, non-payment of indebtedness when due for an amount in excess of

$100.0 million, bankruptcy proceedings, or any other event which results in the acceleration of the maturity of indebtedness. As of December 31, 2016 and 2015, the Company had $3,110.9 million and $2,312.6 million, respectively, in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. As of December 31, 2016 and 2015, the average interest rate on long-term debt outstanding was 5.16% and 5.20%, respectively.
The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, and the Company’s ability to raise additional funds. Future principal payments due on long-term debt, excluding discounts, as of December 31, 2016, were as follows (dollars in thousands):

	Calendar Year
	2017	2018	2019	2020	2021	Thereafter
Long-term debt	$302,582	$2,690	$402,802	$2,919	$403,040	$2,000,140
Credit and Committed Facilities
The Company has obtained bank letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions. At December 31, 2016 and 2015, there were approximately $189.4 million and $132.2 million, respectively, of undrawn outstanding bank letters of credit in favor of third parties. Additionally, the Company utilizes letters of credit primarily to secure reserve credits when it retrocedes business to its affiliated subsidiaries. The Company cedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions such as the U.S. and the United Kingdom. As of December 31, 2016 and 2015, $1,010.8 million and $1,127.4 million, respectively, in undrawn letters of credit from various banks were outstanding, primarily backing reinsurance between the various subsidiaries of the Company. The banks providing letters of credit to the Company are included on the NAIC list of approved banks.
The Company maintains seven committed credit facilities, a syndicated revolving credit facility with a capacity of $850.0 million and six letter of credit facilities with a combined capacity of $741.6 million. The Company may borrow cash and obtain letters of credit in multiple currencies under its syndicated revolving credit facility. The following table provides additional information on the Company’s existing committed credit facilities as of December 31, 2016 and 2015 (dollars in thousands):

		Amount Utilized(1) December 31,
Facility Capacity	Maturity Date	2016	2015	Basis of Fees
270,000	November 2017	270,000	270,000	Fixed
161,974 (2)	November 2017	31,382	66,154	Fixed
72,080 (2)	December 2018	72,080	36,430	Fixed
17,513 (2)	March 2019	17,513	45,422	Fixed
120,000	June 2019	85,040	85,040	Fixed
850,000	September 2019	96,095	313,659	Senior unsecured long-term debt rating
100,000	June 2020	70,690	68,657	Fixed

(1)	Represents issued but undrawn letters of credit. There was no cash borrowed for the periods presented.

(2)	Foreign currency denominated facility, amounts presented are in U.S. dollars.
Fees associated with the Company’s other letters of credit are not fixed for periods in excess of one year and are based on the Company’s ratings and the general availability of these instruments in the marketplace. Total fees expensed associated with the Company’s letters of credit were $7.9 million, $10.9 million and $12.6 million for the years ended December 31, 2016, 2015 and 2014, respectively, and are included in policy acquisition costs and other insurance expenses.

Note 14     COLLATERAL FINANCE AND SECURITIZATION NOTES
Collateral Finance Notes
In June 2006, RGA’s subsidiary, Timberlake Financial L.L.C. (“Timberlake Financial”), issued $850.0 million of Series A Floating Rate Insured Notes, due June 2036, in a private placement. The notes were issued to fund the collateral requirements for statutory reserves required by Regulation XXX on specified term life insurance policies reinsured by RGA Reinsurance and retroceded to Timberlake Re. Proceeds from the notes, along with a $112.8 million direct investment by RGA, were deposited into a series of accounts that collateralize the notes and are not available to satisfy the general obligations of the Company. As of December 31, 2016 and 2015, respectively, the Company held assets in trust and in custody of $893.8 million and $932.6 million, of which $24.1 million and $37.2 million were held in a Debt Service Coverage account to cover interest payments on the notes. Interest on the notes accrues at an annual rate of 1-month LIBOR plus a base rate margin, payable monthly, and totaled $4.2 million, $3.8 million and $4.0 million in 2016, 2015 and 2014, respectively.

In May 2015, RGA’s subsidiary, RGA Reinsurance Company (Barbados) Ltd. (“RGA Barbados”) obtained CAD$200.0 million of collateral financing from a third party through 2020, enabling RGA Barbados to support collateral requirements for Canadian reinsurance transactions. Capitalized issuance costs were approximately $1.3 million. The obligation is reflected on the consolidated balance sheets in collateral finance and securitization notes. Interest on the collateral financing is payable quarterly and accrues at 3-month Canadian Dealer Offered Rate plus a margin and totaled $4.0 million and $2.3 million in 2016 and 2015, respectively.
In October 2015, RGA’s subsidiary, RGA Americas Reinsurance Company, Ltd. (“RGA Americas”), entered into a collateral financing transaction pursuant to which it issued a CAD$150 million note and, in return, obtained a CAD$150 million demand note issued by a designated series of a Delaware master trusts. The demand note matures in October 2020 and is used to support collateral requirements for Canadian reinsurance transactions.
The demand note is secured by a portfolio of specified assets that have an aggregate market value at least equal to the principal amount of the demand note and a payment obligation pledged by a third party financial institution. The principal amount of the demand note is payable upon demand by the holder, which creates a corresponding payment under the note issued by RGA Americas. The note issued by RGA Americas bears interest at a rate equal to the rate on the corresponding demand note, plus an amount representing fees payable to the applicable third party financial institution. Through December 31, 2016, no principal payments have been received or are currently due on the demand note and, as a result, there was no payment obligation under the note issued by RGA Americas. Accordingly, the notes are not reflected in the Company’s consolidated balance sheet or the table below, as of that date. Capitalized issuance costs were approximately $2.4 million.
Securitization Notes
In December 2014, RGA’s subsidiary, Chesterfield Financial Holdings LLC, (“Chesterfield Financial”), issued $300.0 million of asset-backed notes due December 2024 in a private placement. The notes were issued as part of an embedded value securitization transaction covering a closed block of policies assumed by RGA Reinsurance and retroceded to Chesterfield Re. Proceeds from the notes, along with a direct investment by the Company, were applied by Chesterfield Financial to (i) pay certain transaction-related expenses, (ii) establish a reserve account owned by Chesterfield Financial and pledged to the indenture trustee for the benefit of the holders of the notes (primarily to cover interest payments on the notes), and (iii) to fund an initial stock purchase from and capital contribution to Chesterfield Re to capitalize Chesterfield Re and to finance the payment of a ceding commission by Chesterfield Re to RGA Reinsurance under the retrocession agreement. Capitalized issuance costs were approximately $5.4 million. As of December 31, 2016 and 2015, the Company held deposits in trust of $22.1 million and $22.4 million, respectively, to cover interest payments on the notes, which are not available to satisfy the general obligations of the Company. Interest on the notes accrues at an annual rate of 4.50%, payable quarterly, and totaled $13.1 million, $14.0 million and $0.6 million in 2016, 2015 and 2014, respectively. The notes represent senior, secured indebtedness of Chesterfield Financial. Limited support is provided by RGA for temporary potential liquidity events at Chesterfield Financial and for temporary potential statutory capital and surplus events at Chesterfield Re. Otherwise, there is no legal recourse to RGA or its other subsidiaries. The notes are not insured or guaranteed by any other person or entity.
The Company’s collateral finance and securitization notes consist of the following as of December 31, 2016 and 2015 (dollars in thousands):

	2016	2015
Timberlake Financial	$451,880	$480,451
RGA Barbados	148,820	144,540
Chesterfield Financial	246,300	282,300
Unamortized issuance costs	(6,300)	(8,130)
Total	$840,700	$899,161

Note 15     SEGMENT INFORMATION
The Company has geographic-based and business-based operational segments. Geographic-based operations are further segmented into traditional and financial solutions businesses. In the fourth quarter of 2016, the Company changed the name of its Non-Traditional segments to Financial Solutions. The name change better aligns external reports to internally used terminology. This name change does not affect any previously reported results for the Financial Solutions segments. The Company’s reporting segments are as follows:
The U.S. and Latin America Traditional segment provides individual and group life and health reinsurance to domestic clients for a variety of products through yearly renewable term agreements, coinsurance, and modified coinsurance. The U.S. and Latin America Financial Solutions segment includes asset-intensive products that concentrate on the investment risk within underlying annuities and corporate-owned life insurance policies, and financial reinsurance that assists ceding companies in meeting applicable regulatory requirements while enhancing their financial strength and regulatory surplus position.

The Canada Traditional segment is primarily engaged in individual life reinsurance, as well as creditor, group life and health, critical illness and disability reinsurance, through yearly renewable term and coinsurance agreements. The Canada Financial Solutions segment concentrates on assisting clients with longevity risk transfer structures within underlying annuities and pension benefit obligations, and on assisting clients in meeting applicable regulatory requirements while enhancing their financial strength and regulatory surplus position through financial reinsurance structures.
The Europe, Middle East and Africa Traditional segment provides individual and group life and health products through yearly renewable term and coinsurance agreements, reinsurance of critical illness coverage that provides a benefit in the event of the diagnosis of a pre-defined critical illness and underwritten annuities. The Europe, Middle East and Africa Financial Solutions segment provides longevity, asset-intensive and financial reinsurance. Longevity reinsurance takes the form of closed block annuity reinsurance and longevity swap structures.
The Asia Pacific Traditional segment provides individual and group life and health reinsurance, critical illness coverage, disability and superannuation through yearly renewable term and coinsurance agreements. The Asia Pacific Financial Solutions segment provides financial reinsurance, asset-intensive and certain disability and life blocks.
Corporate and Other operations include investment income from invested assets not allocated to support segment operations and proceeds from the Company’s capital-raising efforts that have not been deployed yet, in addition to investment related gains or losses. Additionally, Corporate and Other includes results associated with the Company’s collateral finance and securitization notes and results from certain wholly-owned subsidiaries and joint ventures that, among other activities, develop and market technology solutions for the insurance industry.
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

For the years ended December 31,	2016	2015	2014
Revenues:
U.S. and Latin America:
Traditional	$5,964,968	$5,465,026	$5,283,268
Financial Solutions	840,446	643,865	1,014,143
Total	6,805,414	6,108,891	6,297,411
Canada:
Traditional	1,118,004	1,023,012	1,153,515
Financial Solutions	46,938	45,034	28,350
Total	1,164,942	1,068,046	1,181,865
Europe, Middle East and Africa:
Traditional	1,195,149	1,190,742	1,235,049
Financial Solutions	340,518	286,666	322,798
Total	1,535,667	1,477,408	1,557,847
Asia Pacific:
Traditional	1,771,150	1,638,357	1,686,436
Financial Solutions	63,382	56,581	70,282
Total	1,834,532	1,694,938	1,756,718
Corporate and Other	180,956	68,895	110,353
Total	$11,521,511	$10,418,178	$10,904,194

For the years ended December 31,	2016	2015	2014
Income (loss) before income taxes:
U.S. and Latin America:
Traditional	$371,101	$235,771	$351,645
Financial Solutions	283,380	207,963	302,944
Total	654,481	443,734	654,589
Canada:
Traditional	134,705	124,175	95,435
Financial Solutions	7,945	13,902	6,265
Total	142,650	138,077	101,700
Europe, Middle East and Africa:
Traditional	30,059	48,410	60,305
Financial Solutions	138,007	108,445	101,337
Total	168,066	156,855	161,642
Asia Pacific:
Traditional	113,928	105,654	90,602
Financial Solutions	4,063	19,619	11,693
Total	117,991	125,273	102,295
Corporate and Other	(39,242)	(119,144)	(11,693)
Total	$1,043,946	$744,795	$1,008,533

For the years ended December 31,	2016	2015	2014
Interest expense:
Corporate and Other	$137,623	$142,863	$96,700
Total	$137,623	$142,863	$96,700

For the years ended December 31,	2016	2015	2014
Depreciation and amortization:
U.S. and Latin America:
Traditional	$271,732	$218,974	$558,404
Financial Solutions	155,560	44,275	232,348
Total	427,292	263,249	790,752
Canada:
Traditional	22,170	23,887	204,229
Financial Solutions	11	—	—
Total	22,181	23,887	204,229
Europe, Middle East and Africa:
Traditional	46,562	60,193	57,291
Financial Solutions	72	—	—
Total	46,634	60,193	57,291
Asia Pacific:
Traditional	45,562	31,955	94,763
Financial Solutions	1,492	217	409
Total	47,054	32,172	95,172
Corporate and Other	13,894	16,495	3,644
Total	$557,055	$395,996	$1,151,088
The table above includes amortization of DAC, including the effect from investment related gains and losses. During 2015, the Company enhanced its process to track certain DAC components. See Note 8 - “Deferred Policy Acquisition Costs” for additional information.

For the years ended December 31,	2016	2015
Assets:
U.S. and Latin America:
Traditional	$18,140,825	$16,554,509
Financial Solutions	13,712,106	13,405,878
Total	31,852,931	29,960,387
Canada:
Traditional	3,846,682	3,604,344
Financial Solutions	85,405	27,543
Total	3,932,087	3,631,887
Europe, Middle East and Africa:
Traditional	2,559,124	2,757,593
Financial Solutions	3,876,131	4,162,703
Total	6,435,255	6,920,296
Asia Pacific:
Traditional	3,968,081	3,227,530
Financial Solutions	676,281	742,528
Total	4,644,362	3,970,058
Corporate and Other	6,233,244	5,900,524
Total	$53,097,879	$50,383,152
Companies in which RGA has significant influence over the operating and financing decisions but are not required to be consolidated, are reported on the equity basis of accounting. The equity in the net income of such investments is not material to the results of operations or financial position of individual segments or the Company taken as a whole. Capital expenditures of each reporting segment were immaterial in the periods noted.
No individual client generated 10% or more of the Company’s total gross premiums on a consolidated basis in 2016, 2015 and 2014. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.

Note 16   SHORT-DURATION CONTRACTS

The Company uses several actuarial methods to compute incurred-but-not reported liabilities. These methods use historical claim reporting patterns to develop a triangle of reported claim amounts. The claim triangle is then used to develop the ultimate claims amount and the incurred-but-not reported liabilities. Expected claim methods use exposure data such as premiums to develop the ultimate claim amount. The final method blends the estimates from the development and the expected claim methods. The Company did not make significant changes to the methods used to compute the incurred-but-not reported liabilities in 2016.
The following tables provide information on incurred and paid claims development, net of retrocession, for short-duration reinsurance contracts for the Company’s U.S. and Latin America and Asia Pacific Traditional segments, which primarily relate to group life and health (including disability) business. The short-duration business for the Company’s other segments is immaterial. Liabilities for claims and claims adjustment expenses, net of reinsurance equals total incurred claims less cumulative paid claims plus outstanding liabilities prior to 2012.

The Company provides reinsurance on large quota share transactions. It is common industry practice for cedants to provide loss information on a bulk basis without comprehensive claim details.  Additionally, a claim under aggregate stop loss coverage may be the result of thousands of claims, but the Company only pays the excess amount.  Therefore, it is impractical to provide meaningful claim count detail by accident year in the tables shown below.

U.S. and Latin America						As of
(in thousands)						December 31, 2016
Incurred Claims and Allocated Claim Adjustments, Net of Reinsurance (1)						Total of Incurred-but-Not-Reported Liabilities Plus Expected Development on Reported Claims
	For the Years Ended December 31,
Accident Year	2012	2013	2014	2015	2016
2012	$322,579	$309,119	$297,037	$298,262	$299,098	$98
2013		349,262	332,907	338,977	336,552	1,263
2014			407,953	411,373	396,383	4,284
2015				459,524	460,917	26,531
2016					500,843	220,381
				Total	$1,993,793

Cumulative Paid Claims and Allocated Claim Adjustment Expense, Net of Reinsurance (1)
	For the Years Ended December 31,
Accident Year	2012	2013	2014	2015	2016
2012	$109,323	$222,139	$243,890	$252,018	$258,297
2013		114,457	248,828	277,130	285,817
2014			128,813	304,578	337,081
2015				146,196	360,658
2016					184,940
				Total	$1,426,793
	All outstanding claims prior to 2012, net of reinsurance				239,700
	Liabilities for claims and claim adjustment expense, net of reinsurance				$806,700

(1)	2012-2015 Unaudited.

Asia Pacific						As of
(in thousands)						December 31, 2016
Incurred Claims and Allocated Claim Adjustments, Net of Reinsurance (1)						Total of Incurred-but-Not-Reported Liabilities Plus Expected Development on Reported Claims
	For the Years Ended December 31,
Accident Year	2012	2013	2014	2015	2016
2012	$212,571	$285,302	$289,707	$293,097	$300,903	$15,050
2013		299,373	320,189	310,631	307,961	27,764
2014			283,298	307,111	271,418	43,893
2015				284,773	262,946	82,199
2016					232,788	139,345
				Total	$1,376,016

Cumulative Paid Claims and Allocated Claim Adjustment Expense, Net of Reinsurance (1)
	For the Years Ended December 31,
Accident Year	2012	2013	2014	2015	2016
2012	$50,433	$138,375	$189,503	$228,016	$249,043
2013		50,928	147,500	214,070	241,245
2014			35,298	138,728	181,441
2015				50,066	121,254
2016					39,173
				Total	$832,156
	All outstanding claims prior to 2012, net of reinsurance				171,608
	Liabilities for claims and claim adjustment expense, net of reinsurance				$715,468

(1)	2012-2015 Unaudited.

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expense in the consolidated balance sheets are as follows:

December 31, 2016
Liabilities for claims and claim adjustment expense, net of reinsurance:
U.S. and Latin America	$806,700
Asia Pacific	715,468
Liabilities for claims and claim adjustment expense, net of reinsurance	1,522,168
Adjustments to reconcile to total policy claims and future policy benefits:
Reinsurance recoverable	20,009
Effect of discounting and unallocated claims adjustment expense	(141,433)
Total adjustments	(121,424)
Other short-duration contracts:
Canada	155,520
Europe, Middle East and Africa	312,947
Other	117,977
Total short-duration contracts	1,987,188
Other than short-duration contracts	21,857,411
Total future policy benefits and other policy claims and benefits	$23,844,599
The following is unaudited supplementary information about average historical claims duration as of December 31, 2016:

Average Annual Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5
U.S. and Latin America	34.3%	42.1%	8.0%	2.6%	2.1%
Asia Pacific	16.4%	31.4%	18.1%	10.8%	7.0%

Note 17   EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share on net income (in thousands, except per share information):

	2016	2015	2014
Earnings:
Net income (numerator for basic and diluted calculations)	$701,443	$502,166	$684,047
Shares:
Weighted average outstanding shares (denominator for basic calculations)	64,274	66,553	69,248
Equivalent shares from outstanding stock options	715	739	714
Diluted shares (denominator for diluted calculations)	64,989	67,292	69,962
Earnings per share:
Basic	$10.91	$7.55	$9.88
Diluted	10.79	7.46	9.78
The calculation of common equivalent shares does not include the impact of options having a strike or conversion price that exceeds the average stock price for the earnings period, as the result would be antidilutive. The calculation of common equivalent shares also excludes the impact of outstanding performance contingent shares, as the conditions necessary for their issuance have not been satisfied as of the end of the reporting period. Approximately 0.3 million outstanding stock options were not included in the calculation of common equivalent shares during 2015. During 2016 and 2014, all outstanding options were included in the calculation of common equivalent shares. Approximately 0.4 million, 0.4 million and 0.5 million performance contingent shares were excluded from the calculation of common equivalent shares during 2016, 2015 and 2014, respectively.

Note 18   EQUITY
Common stock
The changes in number of common stock shares, issued, held in treasury and outstanding are as follows for the periods indicated:

	Issued	Held In Treasury	Outstanding
Balance, December 31, 2013	79,137,758	8,369,540	70,768,218
Common Stock acquired	—	2,530,608	(2,530,608)
Stock-based compensation (1)	—	(535,351)	535,351
Balance, December 31, 2014	79,137,758	10,364,797	68,772,961
Common Stock acquired	—	4,145,440	(4,145,440)
Stock-based compensation (1)	—	(577,005)	577,005
Balance, December 31, 2015	79,137,758	13,933,232	65,204,526
Common Stock acquired	—	1,356,892	(1,356,892)
Stock-based compensation (1)	—	(454,868)	454,868
Balance, December 31, 2016	79,137,758	14,835,256	64,302,502

(1)	Represents net shares issued from treasury pursuant to the Company’s stock-based compensation programs.
Common stock held in treasury
Common stock held in treasury is accounted for at average cost. Gains resulting from the reissuance of “Common stock held in treasury” are credited to “Additional paid-in capital.” Losses resulting from the reissuance of “Common stock held in treasury” are charged first to “Additional paid-in capital” to the extent the Company has previously recorded gains on treasury share transactions, then to “Retained earnings.”
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
During 2015, RGA’s board of directors authorized and amended a share repurchase program, with no expiration date, to repurchase up to $450.0 million of RGA’s outstanding common stock. In connection with this authorization, the board of directors terminated the stock repurchase authority granted in 2014. During 2015, RGA repurchased 4,145,440 shares of common stock under this program for $375.3 million.
During 2016, RGA’s board of directors authorized and amended a share repurchase program, with no expiration date, to repurchase up to $400.0 million of RGA’s outstanding common stock. In connection with this authorization, the board of directors terminated the stock repurchase authority granted in 2015. During 2016, RGA repurchased 1,356,892 shares of common stock under this program for $116.5 million.
On January 26, 2017, RGA’s board of directors authorized a share repurchase program for up to $400.0 million of RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date. In connection with this new authorization, the board of directors terminated the stock repurchase authority granted in 2016.

Accumulated other comprehensive income (loss)
The following table presents the components of the Company’s other comprehensive income (loss) for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):
For the year ended December 31, 2016:

	Before-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Foreign currency translation adjustments:
Change arising during year	$39,925	$(24,663)	$15,262
Foreign currency swap	(10,234)	3,582	(6,652)
Net foreign currency translation adjustments	29,691	(21,081)	8,610
Unrealized gains on investments:(1)
Unrealized net holding gains arising during the year	641,606	(180,448)	461,158
Less: Reclassification adjustment for net gains realized in net income	65,798	(23,029)	42,769
Net unrealized gains	575,808	(157,419)	418,389
Change in unrealized OTTI on fixed maturity securities	1,457	(510)	947
Unrealized pension and postretirement benefits:
Net prior service cost arising during the year	444	(149)	295
Net gain arising during the period	4,427	(1,623)	2,804
Unrealized pension and postretirement benefits, net	4,871	(1,772)	3,099
Other comprehensive income (loss)	$611,827	$(180,782)	$431,045
For the year ended December 31, 2015:

	Before-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Foreign currency translation adjustments:
Change arising during year	$(342,539)	$17,129	$(325,410)
Foreign currency swap	96,019	(33,607)	62,412
Net foreign currency translation adjustments	(246,520)	(16,478)	(262,998)
Unrealized losses on investments:(1)
Unrealized net holding losses arising during the year	(1,084,732)	359,407	(725,325)
Less: Reclassification adjustment for net losses realized in net income	(55,767)	19,518	(36,249)
Net unrealized losses	(1,028,965)	339,889	(689,076)
Unrealized pension and postretirement benefits:
Net prior service cost arising during the year	337	(107)	230
Net gain arising during the period	4,618	(1,619)	2,999
Unrealized pension and postretirement benefits, net	4,955	(1,726)	3,229
Other comprehensive income	$(1,270,530)	$321,685	$(948,845)
For the year ended December 31, 2014:
	Before-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Foreign currency translation adjustments:
Change arising during year	$(154,132)	$(4,835)	$(158,967)
Foreign currency swap	51,894	(18,163)	33,731
Net foreign currency translation adjustments	(102,238)	(22,998)	(125,236)
Unrealized gains on investments:(1)
Unrealized net holding gains arising during the year	1,177,017	(357,024)	819,993
Less: Reclassification adjustment for net gains realized in net income	26,405	(9,242)	17,163
Net unrealized gains	1,150,612	(347,782)	802,830
Change in unrealized OTTI on fixed maturity securities	2,612	(914)	1,698
Unrealized pension and postretirement benefits:
Net prior service cost arising during the year	485	(159)	326
Net loss arising during the period	(43,025)	14,929	(28,096)
Unrealized pension and postretirement benefits, net	(42,540)	14,770	(27,770)
Other comprehensive income (loss)	$1,008,446	$(356,924)	$651,522

(1)	Includes cash flow hedges. See Note 5 for additional information on cash flow hedges.

A summary of the components of net unrealized appreciation (depreciation) of balances carried at fair value is as follows (dollars in thousands):

For the years ended December 31,	2016	2015	2014
Change in net unrealized appreciation (depreciation) on:
Fixed maturity securities available-for-sale	$561,906	$(1,055,458)	$1,171,996
Other investments(1)	18,900	8,983	(14,292)
Effect on unrealized appreciation on:
Deferred policy acquisition costs	(3,541)	17,510	(4,480)
Net unrealized appreciation (depreciation)	$577,265	$(1,028,965)	$1,153,224

(1)	Includes cash flow hedges. See Note 5 for additional information on cash flow hedges.
The balance of and changes in each component of AOCI were as follows (dollars in thousands):

	Accumulated Currency Translation Adjustments	Unrealized Appreciation (Depreciation) of Investments (1)	Pension and Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2013	$207,083	$820,245	$(21,721)	$1,005,607
OCI before reclassifications	(102,238)	1,185,321	(45,688)	1,037,395
Amounts reclassified from AOCI	—	(32,097)	3,148	(28,949)
Deferred income tax benefit (expense)	(22,998)	(348,696)	14,770	(356,924)
Balance, December 31, 2014	81,847	1,624,773	(49,491)	1,657,129
OCI before reclassifications	(246,520)	(1,101,760)	(1,248)	(1,349,528)
Amounts reclassified from AOCI	—	72,795	6,203	78,998
Deferred income tax benefit (expense)	(16,478)	339,889	(1,726)	321,685
Balance, December 31, 2015	(181,151)	935,697	(46,262)	708,284
OCI before reclassifications	29,691	646,887	(951)	675,627
Amounts reclassified from AOCI	—	(69,622)	5,822	(63,800)
Deferred income tax benefit (expense)	(21,081)	(157,929)	(1,772)	(180,782)
Balance, December 31, 2016	$(172,541)	$1,355,033	$(43,163)	$1,139,329

(1)	Includes cash flow hedges of $(2,496), $(29,397) and $(31,591) as of December 31, 2016, 2015 and 2014, respectively. See Note 5 for additional information on cash flow hedges.
The following table presents the amounts of AOCI reclassifications for the years ended December 31, 2016 and 2015 (dollars in thousands):

	Amount Reclassified from AOCI
Details about AOCI Components	2016	2015	Affected Line Item in Statement of Income
Net unrealized investment gains (losses):
Net unrealized gains and losses on available-for-sale securities	$65,798	$(55,767)	Investment related gains (losses), net
OTTI on fixed maturity securities	74	—	Investment related gains (losses), net
Cash flow hedges - Currency/Interest rate	510	569	(1)
Cash flow hedges - Forward bond purchase commitments	(301)	(87)	(1)
Deferred policy acquisition costs attributed to unrealized gains and losses	3,541	(17,510)	(2)
Total	69,622	(72,795)
Provision for income taxes	(17,672)	28,109
Net unrealized gains (losses), net of tax	$51,950	$(44,686)

Amortization of defined benefit plan items:
Prior service cost (credit)	$328	$(309)	(3)
Actuarial gains/(losses)	(6,150)	(5,894)	(3)
Total	(5,822)	(6,203)
Provision for income taxes	2,038	2,171
Amortization of defined benefit plans, net of tax	$(3,784)	$(4,032)

Total reclassifications for the period	$48,166	$(48,718)

(1)	See Note 5 for information on cash flow hedges.

(2)	See Note 8 for information on deferred policy acquisition costs.

(3)	See Note 10 for information on employee benefit plans.

Equity Based Compensation
The Company adopted the RGA Flexible Stock Plan (the “Plan”) in February 1993, as amended, and the Flexible Stock Plan for Directors (the “Directors Plan”) in January 1997, as amended, (collectively, the “Stock Plans”). The Stock Plans provide for the award of benefits (collectively “Benefits”) of various types, including stock options, stock appreciation rights (“SARs”), restricted stock, performance shares, cash awards, and other stock-based awards, to key employees, officers, directors and others performing significant services for the benefit of the Company or its subsidiaries. As of December 31, 2016, shares authorized for the granting of Benefits under the Plan and the Directors Plan totaled 13,360,077 and 212,500 respectively. The Company uses treasury shares or shares made available from authorized but unissued shares to support the future exercise of options or settlement of awards granted under its stock plans.
Equity-based compensation expense of $33.1 million, $16.0 million, and $24.4 million related to grants or awards under the Stock Plans was recognized in 2016, 2015 and 2014, respectively. Equity-based compensation expense is principally related to the issuance of stock options, performance contingent restricted units, stock appreciation rights and restricted stock.
In general, options granted under the Plan become exercisable over vesting periods ranging from one to five years. Options are generally granted with an exercise price equal to the stock’s fair value at the date of grant and expire 10 years after the date of grant. There are no options outstanding under the Directors Plan during the periods presented. Information with respect to grants under the Stock Plans follows.
Stock Options
The following table presents a summary of stock option activity:

	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding December 31, 2015	2,825,440	$62.82
Granted	329,345	$93.53
Exercised	(577,071)	$54.06
Forfeited	(4,491)	$71.21
Outstanding December 31, 2016	2,573,223	$68.70	$147.0
Options exercisable	1,888,577	$60.43	$123.5
The intrinsic value of options exercised was $41.4 million, $26.2 million, and $17.0 million for 2016, 2015 and 2014, respectively.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of 12/31/2016	Weighted-Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable as of 12/31/2016	Weighted-Average Exercise Price
$0.00 - $49.99	307,889	2.5	$40.35	307,889	$40.35
$50.00 - $59.99	1,224,805	4.9	$58.11	1,224,805	$58.11
$60.00 - $69.99	839	6.0	$60.24	839	$60.24
$70.00 - $79.99	211,708	7.0	$78.48	154,393	$78.48
$90.00 +	827,982	8.7	$92.41	200,651	$91.48
Totals	2,573,223	6.0	$68.70	1,888,577	$60.43
The following table presents the weighted average assumptions used to determine the fair value of stock options issued:

For the years ended December 31,	2016	2015	2014
Dividend yield	1.58%	1.47%	1.53%
Risk-free rate of return	1.69%	2.04%	2.27%
Expected volatility	28.1%	35.0%	35.7%
Expected life (years)	7.0	7.0	7.0
Weighted average exercise price of stock options granted	$93.53	$91.65	$78.48
Weighted average fair value of stock options granted	$24.52	$30.05	$26.76
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
Restricted Stock Units
In general, restricted stock units (“RSUs”) become payable at the end of a three- or ten-year vesting period. Each RSU, if they vest, represents the right to receive one share of Company common stock. RSUs awarded under the plan generally have no strike price and are included in the Company’s shares outstanding.
The following table presents a summary of Performance Share and Restricted Stock Unit activity:

	Performance Contingent Units	Restricted Stock Units
Outstanding December 31, 2015	631,322	70,887
Granted	206,550	28,995
Paid	(94,436)	—
Forfeited	(157,465)	(3,254)
Outstanding December 31, 2016	585,971	96,628
During 2016, the Company issued 206,550 PCUs to key employees at a weighted average fair value per unit of $93.53. In May 2016 and May 2015, RGA’s board of directors approved a 0.40 and 0.82 share payout for each PCU granted in 2013 and 2012, resulting in the issuance of 94,436 and 192,725 shares of common stock from treasury, respectively.
As of December 31, 2016, the total compensation cost of non-vested awards not yet recognized in the financial statements was $29.7 million. It is estimated that these costs will vest over a weighted average period of 1.6 years.
The majority of the awards granted each year under the board-approved incentive compensation package and Directors Plan are made in the first quarter of each year.
Note 19   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Years Ended December 31,
(in thousands, except per share data)
2016	First	Second	Third	Fourth
Total Revenues	$2,512,568	$3,039,068	$2,900,577	$3,069,298
Total benefits and expenses	2,404,988	2,685,845	2,612,977	2,773,755
Income before income taxes	107,580	353,223	287,600	295,543
Net Income	76,472	236,103	198,719	190,149
Earnings Per Share:
Basic earnings per share	$1.18	$3.68	$3.10	$2.96
Diluted earnings per share	1.17	3.64	3.07	2.92
2015	First	Second	Third	Fourth
Total Revenues	$2,520,613	$2,630,340	$2,438,634	$2,828,591
Total benefits and expenses	2,336,488	2,416,550	2,298,497	2,621,848
Income before income taxes	184,125	213,790	140,137	206,743
Net Income	125,114	130,391	83,534	163,127
Earnings Per Share:
Basic earnings per share	$1.84	$1.97	$1.26	$2.49
Diluted earnings per share	1.81	1.94	1.25	2.46

Note 20   SUBSEQUENT EVENTS
On January 4, 2017, the International Swaps and Derivatives Association (“ISDA”) issued a confirmation letter endorsing the amendment to the Chicago Mercantile Exchange and LCH. Clearnet Limited respective rulebooks on the treatment of variation margin on centrally cleared swaps as a settlement of the derivative’s fair value and not collateral.  This change in accounting for cleared swaps would have caused a $53.1 million decrease in other invested assets and other liabilities for the Company as of December 31, 2016 related to the decrease in derivative fair value and related collateral.   There would have been no income statement impact from the change in accounting for variation margin.
On January 26, 2017, RGA’s board of directors authorized a share repurchase program for up to $400.0 million of RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date. Repurchases would be made in accordance with applicable securities laws and would be made through market transactions, block trades, privately negotiated transactions or other means or a combination of these methods, with the timing and number of shares repurchased dependent on a variety of factors, including share price, corporate and regulatory requirements and market and business conditions. Repurchases may be commenced or suspended from time to time without prior notice. In connection with this new authorization, the board of directors terminated the stock repurchase authority granted in 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Reinsurance Group of America, Incorporated
Chesterfield, Missouri
We have audited the accompanying consolidated balance sheets of Reinsurance Group of America, Incorporated and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Reinsurance Group of America, Incorporated and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2017, expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
St. Louis, Missouri
February 28, 2017

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
There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Financial management has documented and evaluated the effectiveness of the internal control of the Company as of December 31, 2016 pertaining to financial reporting in accordance with the criteria established in “Internal Control – Integrated Framework (2013)” by the Committee of Sponsoring Organizations of the Treadway Commission.
In the opinion of management, the Company maintained effective internal control over financial reporting as of December 31, 2016.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Reinsurance Group of America, Incorporated
Chesterfield, Missouri
We have audited the internal control over financial reporting of Reinsurance Group of America, Incorporated and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2016, of the Company and our report dated February 28, 2017, expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.
/s/ DELOITTE & TOUCHE LLP
St. Louis, Missouri
February 28, 2017

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
Executive Officers
The following is certain additional information concerning each individual who is an executive officer of the Company or its primary U.S.-based operating subsidiary, RGA Reinsurance Company.
John W. Hayden, 50, is Senior Vice President, Controller.  Mr. Hayden joined the Company in March 2000 and held the position of Vice President, SEC Reporting and Investor Relations prior to his current role. Before coming to RGA, Mr. Hayden served in a finance position at General American Life Insurance Company and prior to that position, he was a senior manager at KPMG LLP, in the financial services audit practice, specializing in the insurance industry.  Mr. Hayden also serves as a director and officer of several RGA subsidiaries.
William L. Hutton, 57, is Executive Vice President, General Counsel and Secretary of the Company. He is responsible for legal services provided throughout the RGA enterprise. Mr. Hutton joined the Company in 2001 and held several positions in the legal function before becoming General Counsel in 2011. Prior to joining the Company, he served as counsel at General American Life Insurance Company and was in private practice with two law firms in St. Louis, Missouri. Mr. Hutton also serves as an officer of several RGA subsidiaries.
Todd C. Larson, 53, is Senior Executive Vice President, Chief Financial Officer. Mr. Larson joined the Company in May 1995 as Controller and held several positions in the finance function, including the position of Executive Vice President, Corporate Finance and Treasurer, before becoming Global Chief Risk Officer in July 2014. Mr. Larson assumed the role of Chief Financial Officer in May 2016. Mr. Larson previously was Assistant Controller at Northwestern Mutual Life Insurance Company from 1994 through 1995 and prior to that position was an accountant for KPMG LLP from 1985 through 1993. Mr. Larson also serves as a director and officer of several RGA subsidiaries.
John P. Laughlin, 62, is Executive Vice President of Global Financial Solutions (“GFS”). He is also a member of the Company’s Executive Council. Mr. Laughlin joined the Company in 1995 through a joint venture acquisition that ultimately became RGA Financial Group, L.L.C. Mr. Laughlin heads the Company’s GFS unit, which is responsible for all of RGA’s financial reinsurance, asset-intensive reinsurance and bulk longevity business worldwide. Prior to joining the Company, Mr. Laughlin worked at ITT Financial Corporation and Liberty Financial Management. Mr. Laughlin also serves as a director and officer of several RGA subsidiaries.
Anna Manning, 58, is President and Chief Executive Officer of the Company. Prior to her current role, Ms. Manning held the position of Senior Executive Vice President, Structured Solutions, which includes the Company’s Global Financial Solutions and Global Acquisitions businesses. She is a member of RGA’s Executive Council. Ms. Manning joined the Company in 2007 as Executive Vice President and Chief Operating Officer for RGA International Corporation, followed by four years as Executive Vice President of U.S. Markets. Prior to joining the Company, Ms. Manning spent 19 years in actuarial consulting at Tillinghast Towers Perrin, following an actuarial career in the Canadian marketplace at Manulife Financial from 1981 through 1988. She is a Fellow of the Canadian Institute of Actuaries (“FCIA”), and a Fellow of the Society of Actuaries (“FSA”).
Timothy Matson, 58, is Executive Vice President, Chief Investment Officer. Mr. Matson joined the Company in August, 2014 and is responsible for directing RGA’s investment policy and strategy, and for managing the company’s global asset portfolio. Before joining the Company, he held investment management positions with Aetna and ING, in both the U.S. and Asia, and was the Chief Investment Officer of Cathay Conning Asset Management (“CCAM”), a joint venture based in Hong Kong. Mr. Matson also serves as a director and officer of several RGA subsidiaries.
Alain Néemeh, 49, is Senior Executive Vice President, Chief Operating Officer. He is also a member of the Company’s Executive Council. Prior to his current role, Mr. Néemeh was Senior Executive Vice President, Global Life and Health, a position he held since 2014. From 2006 to 2014, Mr. Néemeh was President and Chief Executive Officer of RGA Life Reinsurance Company of Canada (“RGA Canada”). In addition, from 2012, Mr. Néemeh had executive responsibility for the Company’s Australia and New Zealand operations. Prior to this, he served as Executive Vice President, Operations, and Chief Financial Officer of RGA

Canada from 2001, having joined the finance area in 1997 from KPMG LLP, where he provided audit and other services to a variety of clients in the financial services, manufacturing and retail sectors. Mr. Néemeh also serves as a director and officer of several RGA subsidiaries.
Jonathan Porter, 46, is Executive Vice President and Global Chief Risk Officer. Mr. Porter is responsible for the Company’s global enterprise risk management and corporate pricing oversight. Prior to his current role, Mr. Porter previously served in positions of Senior Vice President, Global Analytics and In-Force Management and Chief Pricing Actuary of International Markets. Before joining the Company in 2008, Mr. Porter worked for Manulife Financial as Chief Financial Officer, U.S. Life Insurance. Mr. Porter holds FSA and FCIA designations. Mr. Porter also serves as a director and officer of several RGA subsidiaries.
Corporate Governance
The Company has adopted a Principles of Ethical Business Conduct (the “Principles”), a Directors’ Code of Conduct (the “Directors’ Code”), and a Financial Management Code of Professional Conduct (the “Financial Management Code”). The Principles apply to all employees and officers of the Company and its subsidiaries. The Directors’ Code applies to directors of the Company and its subsidiaries. The Financial Management Code applies to the Company’s chief executive officer, chief financial officer, corporate controller, primary financial officers in each business unit, and all professionals in finance and finance-related departments. The Company intends to satisfy its disclosure obligations under Item 5.05 of Form 8-K by posting on its website information about amendments to, or waivers from a provision of the Financial Management Code that applies to the Company’s chief executive officer, chief financial officer, and corporate controller. Each of the three Codes described above is available on the Company’s website at www.rgare.com.
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
The following table summarizes information regarding securities authorized for issuance under equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,295,905 (1)	$68.70 (2) (3)	983,786 (4)
Equity compensation plans not approved by security holders	—	—	—
Total	3,295,905 (1)	$68.70 (2) (3)	983,786 (4)

(1)	Includes the number of securities to be issued upon exercises under the following plans: Flexible Stock Plan - 3,255,822; and Phantom Stock Plan for Directors – 40,083.

(2)
Does not include 585,971 performance contingent units outstanding under the Flexible Stock Plan or 40,083 phantom units outstanding under the Phantom Stock Plan for Directors because those securities do not have an exercise price (i.e. a unit is a hypothetical share of Company common stock with a value equal to the fair market value of the common stock).

(3)	Reflects the blended weighted-average exercise price of outstanding options under the Flexible Stock Plan $68.70.

(4)
Includes the number of securities remaining available for future issuance under the following plans: Flexible Stock Plan– 965,562; Flexible Stock Plan for Directors – 12,074; and Phantom Stock Plan for Directors – 6,150.

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

See the Index to Exhibits on page 168.

Item 16.         FORM 10-K SUMMARY
None.

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE I-SUMMARY OF INVESTMENTS-OTHER THAN
INVESTMENTS IN RELATED PARTIES
December 31, 2016
(in millions)

Type of Investment	Cost	Fair Value	Amount at Which Shown in the Balance Sheets(1)
Fixed maturity securities:
Bonds:
United States government and government agencies and authorities	$1,519	$1,468	$1,468
State and political subdivisions	567	592	592
Foreign governments(2)	5,157	6,343	6,343
Public utilities	1,971	2,091	2,091
Mortgage-backed and asset-backed securities	4,044	4,072	4,072
All other corporate bonds	16,954	17,528	17,528
Total fixed maturity securities	30,212	32,094	32,094
Equity securities:
Non-redeemable preferred stock	56	51	51
Other equity securities	230	224	224
Total equity securities	286	275	275
Mortgage loans on real estate	3,776		3,776
Policy loans	1,428		1,428
Funds withheld at interest	5,876		5,876
Short-term investments	77		77
Other invested assets	1,315		1,315
Total investments	$42,970		$44,841

(1)	Fixed maturity securities are classified as available-for-sale and carried at fair value.

(2)	Includes fixed maturities directly issued by foreign governments, supranational and foreign government-sponsored enterprises.

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
December 31,
(dollars in thousands)

	2016	2015	2014
CONDENSED BALANCE SHEETS
Assets:
Fixed maturity securities available-for-sale, at fair value	$1,154,559	$426,218
Short-term and other investments	245,478	254,398
Cash and cash equivalents	43,718	39,452
Investment in subsidiaries	9,209,700	8,110,687
Loans to subsidiaries	1,050,000	1,070,000
Other assets	258,379	309,340
Total assets	$11,961,834	$10,210,095
Liabilities and stockholders’ equity:
Long-term debt - unaffiliated(1)	$3,073,249	$2,279,663
Long-term debt - affiliated(2)	500,000	500,000
Other liabilities	1,295,503	1,295,051
Stockholders’ equity	7,093,082	6,135,381
Total liabilities and stockholders’ equity	$11,961,834	$10,210,095
CONDENSED STATEMENTS OF INCOME
Interest / dividend income(3)	$602,830	$321,645	$521,623
Investment related gains (losses), net	203	(324)	4,936
Operating expenses	(20,742)	(13,652)	(10,751)
Interest expense	(168,924)	(176,364)	(131,852)
Income (loss) before income tax and undistributed earnings of subsidiaries	413,367	131,305	383,956
Income tax expense (benefit)	(23,911)	(19,465)	(22,008)
Net income (loss) before undistributed earnings of subsidiaries	437,278	150,770	405,964
Equity in undistributed earnings of subsidiaries	264,165	351,396	278,083
Net income	701,443	502,166	684,047
Other comprehensive income	5,531	44,073	36,876
Total comprehensive income	$706,974	$546,239	$720,923
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

(1)	Long-term debt - unaffiliated consists of the following:

	2016	2015
$300 million 5.625% Senior Notes due 2017	$299,945	$299,671
$400 million 6.45% Senior Notes due 2019	399,805	399,737
$400 million 5.00% Senior Notes due 2021	399,025	398,803
$400 million 4.70% Senior Notes due 2023	398,986	398,835
$400 million 3.95% Senior Notes due 2026	399,985	—
$400 million 6.20% Subordinated Debentures due 2042	400,000	400,000
$400 million 5.75% Subordinated Debentures due 2056	400,000	—
$400 million Variable Rate Junior Subordinated Debentures due 2065	398,667	398,663
Subtotal	3,096,413	2,295,709
Unamortized debt issue costs	(23,164)	(16,046)
Total	$3,073,249	$2,279,663
Repayments of long-term debt—unaffiliated due over the next five years total $300,000 in 2017, $400,000 in 2019 and $400,000 in 2021.

(2)	Long-term debt—affiliated in 2016 and 2015 and consists of $500,000 of subordinated debt issued to various operating subsidiaries.

(3)	Interest/Dividend income includes $478,602, $196,445 and $423,323 of cash dividends received from consolidated subsidiaries in 2016, 2015 and 2014, respectively.

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT (continued)
December 31,
(dollars in thousands)

	2016	2015	2014
CONDENSED STATEMENTS OF CASH FLOWS
Operating activities:
Net income	$701,443	$502,166	$684,047
Equity in earnings of subsidiaries	(264,165)	(351,396)	(278,083)
Other, net	(63,795)	486,159	(171,299)
Net cash provided by operating activities	$373,483	$636,929	$234,665
Investing activities:
Sales of fixed maturity securities available-for-sale	$228,383	$100,734	$132,732
Purchases of fixed maturity securities available-for-sale	(984,397)	(52,698)	(105,535)
Repayments/issuances of loans to subsidiaries	20,000	(10,000)	41,751
Purchase of a business, net of cash acquired of $529	—	(3,701)	—
Change in short-term investments	102,508	(102,508)	96,967
Change in other invested assets	(109,914)	(7,542)	126,397
Capital contributions to subsidiaries	(314,142)	(103,832)	(222,760)
Net cash (used in) provided by investing activities	(1,057,562)	(179,547)	69,552
Financing activities:
Dividends to stockholders	(100,371)	(93,381)	(87,256)
Purchases of treasury stock	(122,916)	(384,519)	(201,525)
Exercise of stock options, net	15,321	11,151	9,246
Net change in cash collateral for loaned securities	105,093	—	—
Proceeds from unaffiliated long-term debt issuance	799,984	—	—
Debt issuance costs	(8,766)	—	—
Net cash (used in) provided by financing activities	688,345	(466,749)	(279,535)
Net change in cash and cash equivalents	4,266	(9,367)	24,682
Cash and cash equivalents at beginning of year	39,452	48,819	24,137
Cash and cash equivalents at end of year	$43,718	$39,452	$48,819
Supplementary information:
Cash paid for interest	$169,860	$165,775	$161,499
Cash paid for income taxes, net of refunds	$1,500	$(120,680)	$87

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION
(dollars in thousands)

	As of December 31,
	Deferred Policy Acquisition Costs	Future Policy Benefits and Interest-Sensitive Contract Liabilities	Other Policy Claims and Benefits Payable
2016
U.S. and Latin America operations:
Traditional operations	$1,818,211	$10,990,560	$1,659,473
Financial Solutions operations	582,031	13,074,231	20,352
Canada operations:
Traditional operations	201,149	2,713,510	200,246
Financial Solutions operations	—	29,531	4,599
Europe, Middle East and Africa operations:
Traditional operations	206,837	913,351	740,218
Financial Solutions operations	—	3,457,196	46,761
Asia Pacific operations:
Traditional operations	512,123	1,288,642	1,563,707
Financial Solutions operations	18,254	641,614	19,643
Corporate and Other	—	502,292	8,027
Total	$3,338,605	$33,610,927	$4,263,026

2015
U.S. and Latin America operations:
Traditional operations	$1,807,407	$10,593,424	$1,681,130
Financial Solutions operations	691,944	12,882,145	16,430
Canada operations:
Traditional operations	197,243	2,498,385	160,478
Financial Solutions operations	—	26,547	2,829
Europe, Middle East and Africa operations:
Traditional operations	236,194	1,104,771	754,573
Financial Solutions operations	—	3,994,702	35,801
Asia Pacific operations:
Traditional operations	457,372	1,115,987	1,420,248
Financial Solutions operations	2,277	758,301	14,634
Corporate and Other	—	301,862	8,517
Total	$3,392,437	$33,276,124	$4,094,640

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION (continued)
(dollars in thousands)

	Year ended December 31,
	Premium Income	Net Investment Income	Policyholder Benefits and Interest Credited	Amortization of DAC(1)	Other Operating Expenses
2016
U.S. and Latin America operations:
Traditional operations	$5,249,571	$699,833	$4,717,850	$177,255	$698,762
Financial Solutions operations	24,349	631,097	333,107	133,501	90,458
Canada operations:
Traditional operations	928,642	178,927	707,428	10,621	265,250
Financial Solutions operations	38,701	2,692	36,275	—	2,718
Europe, Middle East and Africa operations:
Traditional operations	1,140,062	50,301	999,005	33,795	132,290
Financial Solutions operations	180,271	125,282	178,014	—	24,497
Asia Pacific operations:
Traditional operations	1,681,505	83,049	1,345,951	24,597	286,674
Financial Solutions operations	5,428	23,648	37,976	1,423	19,920
Corporate and Other	342	117,057	2,460	—	217,738
Total	$9,248,871	$1,911,886	$8,358,066	$381,192	$1,738,307
2015
U.S. and Latin America operations:
Traditional operations	$4,806,706	$636,779	$4,444,196	$131,439	$653,620
Financial Solutions operations	22,177	566,180	310,464	40,416	85,022
Canada operations:
Traditional operations	838,894	182,621	670,477	11,299	217,061
Financial Solutions operations	37,969	1,436	29,251	—	1,881
Europe, Middle East and Africa operations:
Traditional operations	1,121,540	51,370	979,225	39,164	123,943
Financial Solutions operations	171,830	73,432	161,917	—	16,304
Asia Pacific operations:
Traditional operations	1,551,586	80,549	1,208,984	7,373	316,346
Financial Solutions operations	19,474	18,678	20,766	185	16,011
Corporate and Other	565	123,450	1,066	—	186,973
Total	$8,570,741	$1,734,495	$7,826,346	$229,876	$1,617,161
2014
U.S. and Latin America operations:
Traditional operations	$4,725,505	$552,805	$4,181,492	$467,067	$283,064
Financial Solutions operations	20,079	644,285	402,387	203,605	105,207
Canada operations:
Traditional operations	953,389	193,610	784,470	190,164	83,446
Financial Solutions operations	21,192	2,595	20,116	—	1,969
Europe, Middle East and Africa operations:
Traditional operations	1,157,407	52,086	1,013,331	43,549	117,864
Financial Solutions operations	216,562	55,043	204,110	—	17,351
Asia Pacific operations:
Traditional operations	1,540,910	84,489	1,208,611	74,571	312,652
Financial Solutions operations	34,030	17,972	42,351	409	15,829
Corporate and Other	780	110,806	804	—	121,242
Total	$8,669,854	$1,713,691	$7,857,672	$979,365	$1,058,624

(1)
During 2015, the Company enhanced its process to track certain DAC components. See Note 8 - “Deferred Policy Acquisition Costs” in the Notes to Consolidated Financial Statements for additional information.

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE IV—REINSURANCE
(in millions)

	As of or for the Year ended December 31,
	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amounts	Percentage of Amount Assumed to Net
2016
Life insurance in force	$1,576	$214,727	$3,062,525	$2,849,374	107.5%
Premiums
U.S. and Latin America operations:
Traditional operations	$31.6	$616.0	$5,834.0	$5,249.6	111.1%
Financial Solutions operations	1.6	40.2	63.0	24.4	258.2
Canada operations:
Traditional operations	—	36.5	965.1	928.6	103.9
Financial Solutions operations	—	—	38.7	38.7	100.0
Europe, Middle East and Africa operations:
Traditional operations	24.1	30.9	1,146.9	1,140.1	100.6
Financial Solutions operations	0.3	84.4	264.4	180.3	146.6
Asia Pacific operations:
Traditional operations	—	50.3	1,731.8	1,681.5	103.0
Financial Solutions operations	—	—	5.4	5.4	100.0
Corporate and Other	—	—	0.3	0.3	100.0
Total	$57.6	$858.3	$10,049.6	$9,248.9	108.7
2015
Life insurance in force	$1,686	$222,388	$2,995,079	$2,774,377	108.0%
Premiums
U.S. and Latin America operations:
Traditional operations	$29.4	$607.0	$5,384.3	$4,806.7	112.0%
Financial Solutions operations	2.9	38.8	58.1	22.2	261.7
Canada operations:
Traditional operations	—	42.3	881.2	838.9	105.0
Financial Solutions operations	—	—	38.0	38.0	100.0
Europe, Middle East and Africa operations:
Traditional operations	10.7	25.5	1,136.3	1,121.5	101.3
Financial Solutions operations	0.1	89.1	260.8	171.8	151.8
Asia Pacific operations:
Traditional operations	—	41.0	1,592.6	1,551.6	102.6
Financial Solutions operations	—	—	19.5	19.5	100.0
Corporate and Other	—	—	0.5	0.5	100.0
Total	$43.1	$843.7	$9,371.3	$8,570.7	109.3
2014
Life insurance in force	$78	$230,544	$2,943,517	$2,713,051	108.5%
Premiums
U.S. and Latin America operations:
Traditional operations	$9.6	$287.8	$5,003.7	$4,725.5	105.9%
Financial Solutions operations	—	39.4	59.5	20.1	296.0
Canada operations:
Traditional operations	—	49.6	1,002.9	953.3	105.2
Financial Solutions operations	—	—	21.3	21.3	100.0
Europe, Middle East and Africa operations:
Traditional operations	9.8	30.4	1,178.0	1,157.4	101.8
Financial Solutions operations	—	—	216.6	216.6	100.0
Asia Pacific operations:
Traditional operations	—	40.7	1,581.6	1,540.9	102.6
Financial Solutions operations	—	—	34.0	34.0	100.0
Corporate and Other	—	—	0.8	0.8	100.0
Total	$19.4	$447.9	$9,098.4	$8,669.9	104.9

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE V—VALUATION AND QUALIFYING ACCOUNTS
(in millions)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
2016
Valuation allowance for deferred income taxes	$127.1	$11.0	$(4.7)	$—	$133.4
Valuation allowance for mortgage loans	6.8	0.9	—	—	7.7
2015
Valuation allowance for deferred income taxes	$112.0	$23.7	$(8.6)	$—	$127.1
Valuation allowance for mortgage loans	6.5	0.3	—	—	6.8
2014
Valuation allowance for deferred income taxes	$102.2	$15.9	$(6.1)	$—	$112.0
Valuation allowance for mortgage loans	10.1	(0.9)	—	2.7	6.5

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Reinsurance Group of America, Incorporated.

By:	/s/ Anna Manning
Anna Manning
President and Chief Executive Officer

Date: February 28, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2017.

Signatures			Title

	/s/ J. Cliff Eason	February 28, 2017*	Chairman of the Board and Director
J. Cliff Eason

	/s/ Anna Manning	February 28, 2017	President, Chief Executive Officer and
	Anna Manning		Director
(Principal Executive Officer)

	/s/ William J. Bartlett	February 28, 2017*	Director
William J. Bartlett

	/s/ Arnoud W.A. Boot	February 28, 2017*	Director
Arnoud W.A. Boot

	/s/ John F. Danahy	February 28, 2017*	Director
John F. Danahy

	/s/ Christine R. Detrick	February 28, 2017*	Director
Christine R. Detrick

	/s/ Patricia L. Guinn	February 28, 2017*	Director
Patricia L. Guinn

	/s/ Alan C. Henderson	February 28, 2017*	Director
Alan C. Henderson

	/s/ Joyce A. Phillips	February 28, 2017*	Director
Joyce A. Phillips

	/s/ Frederick J. Sievert	February 28, 2017*	Director
Frederick J. Sievert

	/s/ Stanley B. Tulin	February 28, 2017*	Director
Stanley B. Tulin

	/s/ Todd C. Larson	February 28, 2017	Senior Executive Vice President and Chief
	Todd C. Larson		Financial Officer (Principal Financial
and Accounting Officer)

*	By: /s/ Todd C. Larson	February 28, 2017
Todd C. Larson Attorney-in-fact

Index to Exhibits

Exhibit Number	Description

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

4.2
Form of Senior Indenture between RGA and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 (File Nos. 333-55304), filed on February 9, 2001, as amended (the “Original S-3”)

4.3
Second Supplemental Senior Indenture, dated as of March 9, 2007, between RGA and The Bank of New York Trust Company, N.A., as successor trustee to The Bank of New York, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on March 12, 2007 (File No. 1-11848)

4.4
Third Supplemental Senior Indenture, dated as of November 6, 2009, between RGA and The Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on November 9, 2009 (File No. 1-11848)

4.5
Fourth Supplemental Senior Indenture, dated as of May 27, 2011, between RGA and The Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on May 31, 2011 (File No. 1-11848)

4.6
Indenture, dated as of August 21, 2012, between RGA and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on August 21, 2012 (File No. 1-11848)

4.7
First Supplemental Indenture, dated as of August 21, 2012, between RGA and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on August 21, 2012 (File No. 1-11848)

4.8
Second Supplemental Indenture, dated as of September 24, 2013, between RGA and The Bank of New York Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on September 24, 2013 (File No. 1-11848)

4.9
Third Supplemental Indenture, dated as of June 8, 2016, between RGA and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on June 8, 2016 (File No. 1-11848)

4.10
Fourth Supplemental Indenture, dated as of June 8, 2016, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed on June 8, 2016 (File No. 1-11848)

4.11	Form of Junior Subordinated Indenture between RGA and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.3 of the Original S-3

4.12
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

10.19
Form of Stock Appreciation Right Award Agreement, effective December 1, 2015, between RGA and Anna Manning, incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on November 24, 2015 (File No. 1-11848)*

10.20
Form of Stock Appreciation Right Award Agreement, effective December 1, 2015, between RGA and Alain Néemeh, incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on November 24, 2015 (File No. 1-11848)*

10.21
Form of Performance Contingent Share Agreement between RGA and A. Greig Woodring, effective March 4, 2016, incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on March 8, 2016 (File No. 1-11848)*

10.22	Letter Agreement, dated December 21, 2016, between RGA and A. Greig Woodring, incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K filed on December 22, 2016 (File No. 1-11848)*

10.23	Directors’ Compensation Summary Sheet*

10.24
Form of Directors’ Indemnification Agreement, incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-11848), filed on February 28, 2011*

12.1	Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of RGA

23.1	Consent of Deloitte & Touche LLP

24.1	Powers of Attorney for Messrs. Bartlett, Boot, Danahy, Eason, Henderson, Sievert and Tulin and Mses. Detrick, Guinn and Phillips

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
* Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15 of this Report.