Form 10-Q
period 2017-03-31
REINSURANCE GROUP OF AMERICA INC
filed 2017-05-04
CIK 898174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒     Accelerated filer ☐     Non-accelerated filer ☐
Smaller reporting company ☐     Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒
As of April 30, 2017, 64,392,144 shares of the registrant’s common stock were outstanding.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2017	December 31, 2016
	(Dollars in thousands, except share data)
Assets
Fixed maturity securities:
Available-for-sale at fair value (amortized cost of $30,540,567 and $30,211,787)	$32,694,793	$32,093,625
Mortgage loans on real estate (net of allowances of $7,786 and $7,685)	3,871,309	3,775,522
Policy loans	1,402,940	1,427,602
Funds withheld at interest	5,943,450	5,875,919
Short-term investments	54,288	76,710
Other invested assets	1,429,175	1,591,940
Total investments	45,395,955	44,841,318
Cash and cash equivalents	1,178,114	1,200,718
Accrued investment income	360,225	347,173
Premiums receivable and other reinsurance balances	2,008,409	1,930,755
Reinsurance ceded receivables	760,715	683,972
Deferred policy acquisition costs	3,300,548	3,338,605
Other assets	801,854	755,338
Total assets	$53,805,820	$53,097,879
Liabilities and Stockholders’ Equity
Future policy benefits	$19,832,483	$19,581,573
Interest-sensitive contract liabilities	14,039,919	14,029,354
Other policy claims and benefits	4,649,192	4,263,026
Other reinsurance balances	390,019	388,989
Deferred income taxes	2,863,744	2,770,640
Other liabilities	996,288	1,041,880
Long-term debt	2,788,619	3,088,635
Collateral finance and securitization notes	825,526	840,700
Total liabilities	46,385,790	46,004,797
Commitments and contingent liabilities (See Note 8)
Stockholders’ Equity:
Preferred stock - par value $.01 per share, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock - par value $.01 per share, 140,000,000 shares authorized, 79,137,758 shares issued at March 31, 2017 and December 31, 2016	791	791
Additional paid-in-capital	1,858,226	1,848,611
Retained earnings	5,329,464	5,199,130
Treasury stock, at cost - 14,749,207 and 14,835,256 shares	(1,089,606)	(1,094,779)
Accumulated other comprehensive income	1,321,155	1,139,329
Total stockholders’ equity	7,420,030	7,093,082
Total liabilities and stockholders’ equity	$53,805,820	$53,097,879
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,
	2017	2016
Revenues:	(Dollars in thousands, except per share data)
Net premiums	$2,365,696	$2,157,005
Investment income, net of related expenses	514,364	417,266
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(17,189)	(33,817)
Other investment related gains (losses), net	77,712	(87,069)
Total investment related gains (losses), net	60,523	(120,886)
Other revenues	68,157	59,183
Total revenues	3,008,740	2,512,568
Benefits and Expenses:
Claims and other policy benefits	2,106,145	1,886,764
Interest credited	107,684	87,905
Policy acquisition costs and other insurance expenses	379,389	233,763
Other operating expenses	158,506	157,424
Interest expense	42,402	32,807
Collateral finance and securitization expense	6,770	6,325
Total benefits and expenses	2,800,896	2,404,988
Income before income taxes	207,844	107,580
Provision for income taxes	62,332	31,108
Net income	$145,512	$76,472
Earnings per share:
Basic earnings per share	$2.26	$1.18
Diluted earnings per share	$2.22	$1.17
Dividends declared per share	$0.41	$0.37
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
	2017	2016
Comprehensive income	(Dollars in thousands)
Net income	$145,512	$76,472
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(22,213)	77,733
Net unrealized investment gains	203,115	547,225
Defined benefit pension and postretirement plan adjustments	924	(2,859)
Total other comprehensive income, net of tax	181,826	622,099
Total comprehensive income	$327,338	$698,571
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2017	2016
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$145,512	$76,472
Adjustments to reconcile net income to net cash provided by operating activities:
Change in operating assets and liabilities:
Accrued investment income	(10,501)	(24,379)
Premiums receivable and other reinsurance balances	(54,845)	(51,778)
Deferred policy acquisition costs	58,962	(79,468)
Reinsurance ceded receivable balances	(81,046)	(68,918)
Future policy benefits, other policy claims and benefits, and other reinsurance balances	396,459	375,670
Deferred income taxes	50,110	23,406
Other assets and other liabilities, net	(11,101)	(18,513)
Amortization of net investment premiums, discounts and other	(23,471)	(15,782)
Depreciation and amortization expense	6,845	6,128
Investment related (gains) losses, net	(60,523)	120,886
Other, net	964	24,848
Net cash provided by operating activities	417,365	368,572
Cash Flows from Investing Activities:
Sales of fixed maturity securities available-for-sale	1,563,956	977,314
Maturities of fixed maturity securities available-for-sale	201,515	116,644
Sales of equity securities	152,509	40,426
Principal payments on mortgage loans on real estate	88,835	141,228
Principal payments on policy loans	24,663	16,939
Purchases of fixed maturity securities available-for-sale	(1,933,120)	(1,768,881)
Purchases of equity securities	(14,646)	(20,288)
Cash invested in mortgage loans on real estate	(184,575)	(305,252)
Cash invested in funds withheld at interest	(2,753)	(4,980)
Purchases of property and equipment	(16,893)	—
Change in short-term investments	23,668	124,653
Change in other invested assets	(14,126)	(27,400)
Net cash used in investing activities	(110,967)	(709,597)
Cash Flows from Financing Activities:
Dividends to stockholders	(26,381)	(24,019)
Repayment of collateral finance and securitization notes	(16,908)	(6,877)
Principal payments of long-term debt	(300,636)	(610)
Purchases of treasury stock	(3,067)	(105,803)
Exercise of stock options, net	1,719	3,239
Change in cash collateral for derivative positions and other arrangements	(3,628)	40,392
Deposits on universal life and other investment type policies and contracts	202,850	432,684
Withdrawals on universal life and other investment type policies and contracts	(201,784)	(41,613)
Net cash provided by (used in) financing activities	(347,835)	297,393
Effect of exchange rate changes on cash	18,833	20,439
Change in cash and cash equivalents	(22,604)	(23,193)
Cash and cash equivalents, beginning of period	1,200,718	1,525,275
Cash and cash equivalents, end of period	$1,178,114	$1,502,082
Supplemental disclosures of cash flow information:
Interest paid	$46,401	$29,112
Income taxes paid, net of refunds	$12,132	$12,322
Non-cash transactions:
Transfer of invested assets	$1,653	$689
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Business and Basis of Presentation
Reinsurance Group of America, Incorporated (“RGA”) is an insurance holding company that was formed on December 31, 1992. The accompanying unaudited condensed consolidated financial statements of RGA and its subsidiaries (collectively, the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments necessary for a fair presentation have been included. Results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These unaudited condensed consolidated financial statements include the accounts of RGA and its subsidiaries, and all intercompany accounts and transactions have been eliminated. These condensed consolidated statements should be read in conjunction with the Company’s 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 28, 2017 (the “2016 Annual Report”).

2.	Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share on net income (in thousands, except per share information):

	Three months ended March 31,
	2017	2016
Earnings:
Net income (numerator for basic and diluted calculations)	$145,512	$76,472
Shares:
Weighted average outstanding shares (denominator for basic calculation)	64,353	64,568
Equivalent shares from outstanding stock options	1,318	649
Denominator for diluted calculation	65,671	65,217
Earnings per share:
Basic	$2.26	$1.18
Diluted	$2.22	$1.17
The calculation of common equivalent shares does not include the impact of options having a strike or conversion price that exceeds the average stock price for the earnings period, as the result would be antidilutive. The calculation of common equivalent shares also excludes the impact of outstanding performance contingent shares, as the conditions necessary for their issuance have not been satisfied as of the end of the reporting period. For the three months ended March 31, 2017, approximately 0.2 million stock options and approximately 0.5 million performance contingent shares were excluded from the calculation. For the three months ended March 31, 2016, approximately 0.8 million stock options and approximately 0.9 million performance contingent shares were excluded from the calculation.

3.	Equity
Common stock
The changes in number of common stock shares, issued, held in treasury and outstanding are as follows for the periods indicated:

	Issued	Held In Treasury	Outstanding
Balance, December 31, 2016	79,137,758	14,835,256	64,302,502
Stock-based compensation (1)	—	(86,049)	86,049
Balance, March 31, 2017	79,137,758	14,749,207	64,388,551

	Issued	Held In Treasury	Outstanding
Balance, December 31, 2015	79,137,758	13,933,232	65,204,526
Common stock acquired	—	1,232,684	(1,232,684)
Stock-based compensation (1)	—	(93,568)	93,568
Balance, March 31, 2016	79,137,758	15,072,348	64,065,410

(1)	Represents net shares issued from treasury pursuant to the Company’s equity-based compensation programs.
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
On January 26, 2017, RGA’s board of directors authorized a share repurchase program for up to $400.0 million of RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date. In connection with this new authorization, the board of directors terminated the stock repurchase authority granted in 2016. During the three months ended March 31, 2017, no common stock was repurchased by RGA under this program.
Accumulated Other Comprehensive Income (Loss)
The balance of and changes in each component of accumulated other comprehensive income (loss) (“AOCI”) for the three months ended March 31, 2017 and 2016 are as follows (dollars in thousands):

	Accumulated Other Comprehensive Income (Loss), Net of Income Tax
	Accumulated Currency Translation Adjustments	Unrealized Appreciation (Depreciation) of Investments(1)	Pension and Postretirement Benefits	Total
Balance, December 31, 2016	$(172,541)	$1,355,033	$(43,163)	$1,139,329
Other comprehensive income (loss) before reclassifications	(50,735)	283,443	(27)	232,681
Amounts reclassified to (from) AOCI	—	5,762	1,456	7,218
Deferred income tax benefit (expense)	28,522	(86,090)	(505)	(58,073)
Balance, March 31, 2017	$(194,754)	$1,558,148	$(42,239)	$1,321,155

	Accumulated Other Comprehensive Income (Loss), Net of Income Tax
	Accumulated Currency Translation Adjustments	Unrealized Appreciation (Depreciation) of Investments(1)	Pension and Postretirement Benefits	Total
Balance, December 31, 2015	$(181,151)	$935,697	$(46,262)	$708,284
Other comprehensive income (loss) before reclassifications	72,695	781,293	(5,932)	848,056
Amounts reclassified to (from) AOCI	—	10,237	1,551	11,788
Deferred income tax benefit (expense)	5,038	(244,305)	1,522	(237,745)
Balance, March 31, 2016	$(103,418)	$1,482,922	$(49,121)	$1,330,383

(1)
Includes cash flow hedges of $7,690 and $(2,496) as of March 31, 2017 and December 31, 2016, respectively, and $(21,794) and $(29,397) as of March 31, 2016 and December 31, 2015, respectively. See Note 5 - “Derivative Instruments” for additional information on cash flow hedges.

The following table presents the amounts of AOCI reclassifications for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Amount Reclassified from AOCI
	Three months ended March 31,
Details about AOCI Components	2017	2016	Affected Line Item in Statement of Income
Net unrealized investment gains (losses):
Net unrealized gains and losses on available-for-sale securities	$(11,857)	$(18,291)	Investment related gains (losses), net
Cash flow hedges - Currency/Interest rate	197	160	(1)
Cash flow hedges - Forward bond purchase commitments	50	788	(1)
Deferred policy acquisition costs attributed to unrealized gains and losses	5,848	7,106	(2)
Total	(5,762)	(10,237)
Provision for income taxes	3,194	4,649
Net unrealized gains (losses), net of tax	$(2,568)	$(5,588)
Amortization of defined benefit plan items:
Prior service cost (credit)	$82	$(78)	(3)
Actuarial gains/(losses)	(1,538)	(1,473)	(3)
Total	(1,456)	(1,551)
Provision for income taxes	510	543
Amortization of defined benefit plans, net of tax	$(946)	$(1,008)

Total reclassifications for the period	$(3,514)	$(6,596)

(1)	See Note 5 - “Derivative Instruments” for additional information on cash flow hedges.

(2)	This AOCI component is included in the computation of the deferred policy acquisition cost. See Note 8 – “Deferred Policy Acquisition Costs” of the 2016 Annual Report for additional details.

(3)	This AOCI component is included in the computation of the net periodic pension cost. See Note 10 – “Employee Benefit Plans” for additional details.

Equity Based Compensation
Equity compensation expense was $9.6 million and $11.5 million for the three months ended March 31, 2017 and 2016, respectively. In the first quarter of 2017, the Company granted 0.2 million stock appreciation rights at $129.72 weighted average exercise price per share and 0.2 million performance contingent units to employees. Additionally, non-employee directors were granted a total of 8,177 shares of common stock. As of March 31, 2017, 1.8 million share options at a weighted average strike price per share of $60.33 were vested and exercisable, with a remaining weighted average exercise period of 5.0 years.

4.	Investments
Fixed Maturity and Equity Securities Available-for-Sale
The following tables provide information relating to investments in fixed maturity and equity securities by sector as of March 31, 2017 and December 31, 2016 (dollars in thousands):

March 31, 2017:	Amortized	Unrealized	Unrealized	Estimated Fair	% of	Other-than- temporary impairments
	Cost	Gains	Losses	Value	Total	in AOCI
Available-for-sale:
Corporate securities	$19,281,539	$1,037,337	$157,423	$20,161,453	61.8%	$—
Canadian and Canadian provincial governments	2,601,403	1,122,418	3,457	3,720,364	11.4	—
Residential mortgage-backed securities	1,281,171	34,382	11,676	1,303,877	4.0	—
Asset-backed securities	1,379,251	14,480	13,141	1,380,590	4.2	275
Commercial mortgage-backed securities	1,272,020	24,353	7,035	1,289,338	3.9	—
U.S. government and agencies	1,522,651	15,135	55,334	1,482,452	4.5	—
State and political subdivisions	566,553	40,471	11,567	595,457	1.8	—
Other foreign government, supranational and foreign government-sponsored enterprises	2,635,979	136,850	11,567	2,761,262	8.4	—
Total fixed maturity securities	$30,540,567	$2,425,426	$271,200	$32,694,793	100.0%	$275
Non-redeemable preferred stock	$33,656	$360	$2,801	$31,215	28.0%
Other equity securities	83,473	532	3,604	80,401	72.0
Total equity securities	$117,129	$892	$6,405	$111,616	100.0%

December 31, 2016:	Amortized	Unrealized	Unrealized	Estimated Fair	% of	Other-than- temporary impairments
	Cost	Gains	Losses	Value	Total	in AOCI
Available-for-sale:
Corporate securities	$18,924,711	$911,618	$217,245	$19,619,084	61.1%	$—
Canadian and Canadian provincial governments	2,561,605	1,085,982	3,541	3,644,046	11.4	—
Residential mortgage-backed securities	1,258,039	33,917	13,380	1,278,576	4.0	(375)
Asset-backed securities	1,443,822	9,350	23,828	1,429,344	4.5	275
Commercial mortgage-backed securities	1,342,440	28,973	7,759	1,363,654	4.2	—
U.S. government and agencies	1,518,702	12,644	63,044	1,468,302	4.6	—
State and political subdivisions	566,761	37,499	12,464	591,796	1.8	—
Other foreign government, supranational and foreign government-sponsored enterprises	2,595,707	123,054	19,938	2,698,823	8.4	—
Total fixed maturity securities	$30,211,787	$2,243,037	$361,199	$32,093,625	100.0%	$(100)
Non-redeemable preferred stock	$55,812	$1,648	$6,337	$51,123	18.6%
Other equity securities	229,767	1,792	7,321	224,238	81.4
Total equity securities	$285,579	$3,440	$13,658	$275,361	100.0%
The Company enters into various collateral arrangements with counterparties that require both the pledging and acceptance of fixed maturity securities as collateral. Pledged fixed maturity securities are included in fixed maturity securities, available-for-sale in the condensed consolidated balance sheets. Fixed maturity securities received as collateral are held in separate custodial accounts and are not recorded on the Company’s condensed consolidated balance sheets. Subject to certain constraints, the Company is permitted by contract to sell or repledge collateral it receives; however, as of March 31, 2017 and December 31, 2016, none of the collateral received had been sold or repledged. The Company also holds assets in trust to satisfy collateral requirements under certain third-party reinsurance treaties. The following table includes fixed maturity securities pledged and received as collateral and assets in trust held to satisfy collateral requirements under derivative transactions and certain third-party reinsurance treaties as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017		December 31, 2016
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity securities pledged as collateral	$183,860	$189,387	$207,066	$210,676
Fixed maturity securities received as collateral	n/a	414,893	n/a	300,925
Assets in trust held to satisfy collateral requirements	12,157,811	13,015,274	12,135,258	12,874,370
The Company monitors its concentrations of financial instruments on an ongoing basis and mitigates credit risk by maintaining a diversified investment portfolio which limits exposure to any one issuer. The Company’s exposure to concentrations of credit risk from single issuers greater than 10% of the Company’s stockholders’ equity included securities of the U.S. government and its agencies as well as the securities disclosed below as of March 31, 2017 and December 31, 2016 (dollars in thousands).

	March 31, 2017		December 31, 2016
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity securities guaranteed or issued by:
Canadian province of Quebec	$1,020,682	$1,644,422	$1,004,261	$1,612,957
Canadian province of Ontario	852,739	1,157,169	832,764	1,126,433
The amortized cost and estimated fair value of fixed maturity securities classified as available-for-sale at March 31, 2017 are shown by contractual maturity in the table below (dollars in thousands). Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset and mortgage-backed securities are shown separately in the table below, as they are not due at a single maturity date.

	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due in one year or less	$837,801	$849,530
Due after one year through five years	6,853,278	7,132,145
Due after five years through ten years	9,113,078	9,548,835
Due after ten years	9,803,968	11,190,478
Asset and mortgage-backed securities	3,932,442	3,973,805
Total	$30,540,567	$32,694,793
Corporate Fixed Maturity Securities
The tables below show the major industry types of the Company’s corporate fixed maturity holdings as of March 31, 2017 and December 31, 2016 (dollars in thousands):

March 31, 2017:		Estimated
	Amortized Cost	Fair Value	% of Total
Finance	$6,862,721	$7,103,865	35.2%
Industrial	10,398,548	10,889,185	54.0
Utility	2,020,270	2,168,403	10.8
Total	$19,281,539	$20,161,453	100.0%

December 31, 2016:		Estimated
	Amortized Cost	Fair Value	% of Total
Finance	$6,725,199	$6,888,968	35.2%
Industrial	10,228,813	10,639,613	54.2
Utility	1,970,699	2,090,503	10.6
Total	$18,924,711	$19,619,084	100.0%

Other-Than-Temporary Impairments - Fixed Maturity and Equity Securities
As discussed in Note 2 – “Summary of Significant Accounting Policies” of the 2016 Annual Report, a portion of certain other-than-temporary impairment (“OTTI”) losses on fixed maturity securities is recognized in AOCI. For these securities, the net amount recognized in the condensed consolidated statements of income (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in AOCI. The following table sets forth the amount of pre-tax credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in AOCI, and the corresponding changes in such amounts (dollars in thousands):

	Three months ended March 31,
	2017	2016
Balance, beginning of period	$6,013	$7,284
Credit loss OTTI previously recognized on securities impaired to fair value during the period	(2,336)	—
Balance, end of period	$3,677	$7,284
Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale
The following table presents the total gross unrealized losses for the 1,308 and 1,535 fixed maturity and equity securities as of March 31, 2017 and December 31, 2016, respectively, where the estimated fair value had declined and remained below amortized cost by the indicated amount (dollars in thousands):

	March 31, 2017		December 31, 2016
	Gross Unrealized Losses	% of Total	Gross Unrealized Losses	% of Total
Less than 20%	$251,640	90.7%	$337,831	90.1%
20% or more for less than six months	4,113	1.5	19,438	5.2
20% or more for six months or greater	21,852	7.8	17,588	4.7
Total	$277,605	100.0%	$374,857	100.0%
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
The following tables present the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for 1,308 and 1,535 fixed maturity and equity securities that have estimated fair values below amortized cost as of March 31, 2017 and December 31, 2016, respectively (dollars in thousands). These investments are presented by class and grade of security, as well as the length of time the related fair value has remained below amortized cost.

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
March 31, 2017:	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
Corporate securities	$3,658,776	$89,271	$412,413	$33,285	$4,071,189	$122,556
Canadian and Canadian provincial governments	137,014	3,457	—	—	137,014	3,457
Residential mortgage-backed securities	467,812	9,394	101,886	2,277	569,698	11,671
Asset-backed securities	381,219	4,213	270,456	8,248	651,675	12,461
Commercial mortgage-backed securities	370,152	6,816	7,398	111	377,550	6,927
U.S. government and agencies	1,122,884	55,334	—	—	1,122,884	55,334
State and political subdivisions	155,720	7,963	13,086	3,604	168,806	11,567
Other foreign government, supranational and foreign government-sponsored enterprises	432,726	9,041	40,431	1,985	473,157	11,026
Total investment grade securities	6,726,303	185,489	845,670	49,510	7,571,973	234,999
Below investment grade securities:
Corporate securities	195,427	3,023	110,909	31,844	306,336	34,867
Residential mortgage-backed securities	—	—	122	5	122	5
Asset-backed securities	—	—	11,463	680	11,463	680
Commercial mortgage-backed securities	1,891	108	—	—	1,891	108
Other foreign government, supranational and foreign government-sponsored enterprises	9,704	84	14,163	457	23,867	541
Total below investment grade securities	207,022	3,215	136,657	32,986	343,679	36,201
Total fixed maturity securities	$6,933,325	$188,704	$982,327	$82,496	$7,915,652	$271,200
Non-redeemable preferred stock	$—	$—	$24,289	$2,801	$24,289	$2,801
Other equity securities	70,591	3,604	—	—	70,591	3,604
Total equity securities	$70,591	$3,604	$24,289	$2,801	$94,880	$6,405

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
December 31, 2016:	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
Corporate securities	$4,661,706	$124,444	$549,273	$43,282	$5,210,979	$167,726
Canadian and Canadian provincial governments	101,578	3,541	—	—	101,578	3,541
Residential mortgage-backed securities	490,473	9,733	112,216	3,635	602,689	13,368
Asset-backed securities	563,259	12,010	257,166	9,653	820,425	21,663
Commercial mortgage-backed securities	368,465	6,858	10,853	166	379,318	7,024
U.S. government and agencies	1,056,101	63,044	—	—	1,056,101	63,044
State and political subdivisions	187,194	9,396	13,635	3,068	200,829	12,464
Other foreign government, supranational and foreign government-sponsored enterprises	524,236	13,372	51,097	2,981	575,333	16,353
Total investment grade securities	7,953,012	242,398	994,240	62,785	8,947,252	305,183
Below investment grade securities:
Corporate securities	330,757	7,914	163,152	41,605	493,909	49,519
Residential mortgage-backed securities	—	—	412	12	412	12
Asset-backed securities	5,904	700	12,581	1,465	18,485	2,165
Commercial mortgage-backed securities	5,815	735	—	—	5,815	735
Other foreign government, supranational and foreign government-sponsored enterprises	32,355	1,258	39,763	2,327	72,118	3,585
Total below investment grade securities	374,831	10,607	215,908	45,409	590,739	56,016
Total fixed maturity securities	$8,327,843	$253,005	$1,210,148	$108,194	$9,537,991	$361,199
Non-redeemable preferred stock	$10,831	$831	$21,879	$5,506	$32,710	$6,337
Other equity securities	202,068	7,020	6,751	301	208,819	7,321
Total equity securities	$212,899	$7,851	$28,630	$5,807	$241,529	$13,658

The Company has no intention to sell, nor does it expect to be required to sell, the securities outlined in the table above, as of the dates indicated. However, unforeseen facts and circumstances may cause the Company to sell fixed maturity and equity securities in the ordinary course of managing its portfolio to meet certain diversification, credit quality and liquidity guidelines.
Unrealized losses on below investment grade securities as of March 31, 2017 are primarily related to high-yield corporate securities. Changes in unrealized losses are primarily being driven by changes in credit spreads and interest rates.

Investment Income, Net of Related Expenses
Major categories of investment income, net of related expenses, consist of the following (dollars in thousands):

	Three months ended March 31,
	2017	2016
Fixed maturity securities available-for-sale	$324,500	$312,414
Mortgage loans on real estate	44,347	39,792
Policy loans	15,272	16,134
Funds withheld at interest	127,578	55,980
Short-term investments and cash and cash equivalents	1,510	2,191
Other	19,827	8,608
Investment income	533,034	435,119
Investment expense	(18,670)	(17,853)
Investment income, net of related expenses	$514,364	$417,266
Investment Related Gains (Losses), Net
Investment related gains (losses), net consist of the following (dollars in thousands):

	Three months ended March 31,
	2017	2016
Fixed maturity and equity securities available for sale:
Other-than-temporary impairment losses on fixed maturity securities recognized in earnings	$(17,189)	$(33,817)
Gain on investment activity	17,893	27,192
Loss on investment activity	(12,563)	(11,787)
Other impairment losses and change in mortgage loan provision	(99)	(2,060)
Derivatives and other, net	72,481	(100,414)
Total investment related gains (losses), net	$60,523	$(120,886)
The fixed maturity impairments for the three months ended March 31, 2017 and 2016 were largely related to high-yield energy and emerging market corporate securities. The fluctuations in investment related gains (losses) for derivatives and other for the three months ended March 31, 2017, compared to the same period in 2016, are primarily due to changes in the fair value of embedded derivatives and interest rate swaps.
During the three months ended March 31, 2017 and 2016, the Company sold fixed maturity and equity securities with fair values of $576.2 million and $242.6 million at losses of $12.6 million and $11.8 million, respectively. The Company generally does not buy and sell securities on a short-term basis.
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

The Company also participates in repurchase/reverse repurchase programs in which securities, reflected as investments on the Company’s condensed consolidated balance sheets, are pledged to third parties. In return, the Company receives securities from the third parties with an estimated fair value equal to a minimum of 100% of the securities pledged. The securities received are not reflected on the Company’s condensed consolidated balance sheets.
The Company also participates in a repurchase program in which securities, reflected as investments on the Company’s condensed consolidated balance sheets, are pledged to a third party. In return, the Company receives cash from the third party, which is reflected as a payable to the third party and included in other liabilities on the condensed consolidated balance sheets. The Company is required to maintain a minimum collateral balance with a fair value of 102% of the cash received.
The following table includes the amount of borrowed securities, securities lent and securities collateral received as part of the securities lending program and repurchased/reverse repurchased securities pledged and received as of March 31, 2017 and December 31, 2016 (dollars in thousands).

	March 31, 2017		December 31, 2016
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Borrowed securities	$265,180	$279,637	$263,820	$279,186
Securities lending:
Securities loaned	87,865	88,486	74,389	73,625
Securities received	n/a	94,000	n/a	80,000
Repurchase program/reverse repurchase program:
Securities pledged	480,965	504,645	476,531	499,891
Securities received	n/a	518,358	n/a	515,200
The Company also held cash collateral for repurchase program/reverse repurchase programs of $30.5 million and $28.8 million at March 31, 2017 and December 31, 2016, respectively.
The following table presents information on the Company’s securities lending and repurchase transactions as of March 31, 2017 and December 31, 2016 (dollars in thousands). Collateral associated with certain borrowed securities is not included within the table, as the collateral pledged to each counterparty is the right to reinsurance treaty cash flows.

	March 31, 2017
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Securities lending transactions:
Corporate securities	$—	$—	$—	$88,486	$88,486
Total	$—	$—	$—	$88,486	$88,486
Repurchase transactions:
Corporate securities	$—	$—	$2,531	$172,119	$174,650
Residential mortgage-backed securities	—	—	—	90,422	90,422
U.S. government and agencies	—	—	30,006	185,811	215,817
Foreign government	—	—	—	20,411	20,411
Other	3,345	—	—	—	3,345
Total	3,345	—	32,537	468,763	504,645
Total borrowings	$3,345	$—	$32,537	$557,249	$593,131

Gross amount of recognized liabilities for securities lending and repurchase transactions in preceding table					$642,874
Amounts related to agreements not included in offsetting disclosure					$49,743

	December 31, 2016
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Securities lending transactions:
Corporate securities	$—	$—	$4,017	$69,608	$73,625
Total	$—	$—	$4,017	$69,608	$73,625
Repurchase transactions:
Corporate securities	$—	$—	$3,220	$166,979	$170,199
Residential mortgage-backed securities	—	—	—	92,546	92,546
U.S. government and agencies	—	—	—	216,000	216,000
Foreign government	—	—	—	19,900	19,900
Other	1,246	—	—	—	1,246
Total	1,246	—	3,220	495,425	499,891
Total borrowings	$1,246	$—	$7,237	$565,033	$573,516

Gross amount of recognized liabilities for securities lending and repurchase transactions in preceding table					$624,032
Amounts related to agreements not included in offsetting disclosure					$50,516
The Company has elected to offset amounts recognized as receivables and payables resulting from the repurchase/reverse repurchase programs. After the effect of offsetting, the net amount presented on the consolidated balance sheets was a liability of $2.5 million and $5.5 million as of March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017 and December 31, 2016, the Company recognized payables resulting from cash received as collateral associated with a repurchase agreement, as discussed above. Amounts owed to and due from the counterparties may be settled in cash or offset, in accordance with the agreements.
Mortgage Loans on Real Estate
Mortgage loans represented approximately 8.5% and 8.4% of the Company’s total investments as of March 31, 2017 and December 31, 2016. The Company makes mortgage loans on income producing properties that are geographically diversified throughout the U.S. with the largest concentration being in the state of California, which represented 23.5% and 22.1% of mortgage loans on real estate as of March 31, 2017 and December 31, 2016, respectively. The recorded investment in mortgage loans on real estate presented below is gross of unamortized deferred loan origination fees and expenses, and valuation allowances.
The distribution of mortgage loans by property type is as follows as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017		December 31, 2016
Property type:	Carrying Value	% of Total	Carrying Value	% of Total
Office building	$1,329,399	34.2%	$1,270,113	33.6%
Retail	1,202,317	31.0	1,179,936	31.2
Industrial	750,978	19.4	713,461	18.8
Apartment	425,614	11.0	447,088	11.8
Other commercial	171,461	4.4	172,609	4.6
Recorded investment	3,879,769	100.0%	$3,783,207	100.0%
Unamortized balance of loan origination fees and expenses	(674)		—
Valuation allowances	(7,786)		(7,685)
Total mortgage loans on real estate	$3,871,309		$3,775,522

The maturities of the mortgage loans as of March 31, 2017 and December 31, 2016 are as follows (dollars in thousands):

	March 31, 2017		December 31, 2016
	Recorded Investment	% of Total	Recorded Investment	% of Total
Due within five years	$907,453	23.4%	$822,073	21.7%
Due after five years through ten years	2,144,303	55.3	2,099,559	55.5
Due after ten years	828,013	21.3	861,575	22.8
Total	$3,879,769	100.0%	$3,783,207	100.0%
The following tables set forth certain key credit quality indicators of the Company’s recorded investment in mortgage loans as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	Recorded Investment
	Debt Service Ratios
	>1.20x	1.00x - 1.20x	<1.00x	Total	% of Total
March 31, 2017:
Loan-to-Value Ratio
0% - 59.99%	$1,967,449	$64,541	$1,183	$2,033,173	52.3%
60% - 69.99%	1,259,650	34,584	—	1,294,234	33.4
70% - 79.99%	368,504	20,734	24,207	413,445	10.7
Greater than 80%	103,896	—	35,021	138,917	3.6
Total	$3,699,499	$119,859	$60,411	$3,879,769	100.0%

	Recorded Investment
	Debt Service Ratios
	>1.20x	1.00x - 1.20x	<1.00x	Total	% of Total
December 31, 2016:
Loan-to-Value Ratio
0% - 59.99%	$1,859,640	$64,749	$1,366	$1,925,755	50.8%
60% - 69.99%	1,257,788	34,678	—	1,292,466	34.2
70% - 79.99%	370,092	20,869	24,369	415,330	11.0
Greater than 80%	114,297	—	35,359	149,656	4.0
Total	$3,601,817	$120,296	$61,094	$3,783,207	100.0%
None of the payments due to the Company on its recorded investment in mortgage loans were delinquent as of March 31, 2017 and December 31, 2016.
The following table presents the recorded investment in mortgage loans, by method of measuring impairment, and the related valuation allowances as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017	December 31, 2016
Mortgage loans:
Individually measured for impairment	$2,099	$2,216
Collectively measured for impairment	3,877,670	3,780,991
Recorded investment	$3,879,769	$3,783,207
Valuation allowances:
Individually measured for impairment	$—	$—
Collectively measured for impairment	7,786	7,685
Total valuation allowances	$7,786	$7,685

Information regarding the Company’s loan valuation allowances for mortgage loans for the three months ended March 31, 2017 and 2016 is as follows (dollars in thousands):

	Three months ended March 31,
	2017	2016
Balance, beginning of period	$7,685	$6,813
Provision (release)	101	11
Balance, end of period	$7,786	$6,824
Information regarding the portion of the Company’s mortgage loans that were impaired as of March 31, 2017 and December 31, 2016 is as follows (dollars in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Carrying Value
March 31, 2017:
Impaired mortgage loans with no valuation allowance recorded	$2,641	$2,099	$—	$2,099
Impaired mortgage loans with valuation allowance recorded	—	—	—	—
Total impaired mortgage loans	$2,641	$2,099	$—	$2,099
December 31, 2016:
Impaired mortgage loans with no valuation allowance recorded	$2,758	$2,216	$—	$2,216
Impaired mortgage loans with valuation allowance recorded	—	—	—	—
Total impaired mortgage loans	$2,758	$2,216	$—	$2,216

The Company’s average investment balance of impaired mortgage loans and the related interest income are reflected in the table below for the periods indicated (dollars in thousands):
	Three months ended March 31,
	2017		2016
	Average Recorded Investment(1)	Interest Income	Average Recorded Investment(1)	Interest Income
Impaired mortgage loans with no valuation allowance recorded	$2,157	$33	$2,421	$12
Impaired mortgage loans with valuation allowance recorded	—	—	10,918	144
Total impaired mortgage loans	$2,157	$33	$13,339	$156
(1) Average recorded investment represents the average loan balances as of the beginning of period and all subsequent quarterly end of period balances.

The Company did not acquire any impaired mortgage loans during the three months ended March 31, 2017 and 2016. The Company had no mortgage loans that were on a nonaccrual status at March 31, 2017 and December 31, 2016.
Policy Loans
Policy loans comprised approximately 3.1% and 3.2% of the Company’s total investments as of March 31, 2017 and December 31, 2016, respectively, the majority of which are associated with one client. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due to the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. The Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.
Funds Withheld at Interest
Funds withheld at interest comprised approximately 13.1% of the Company’s total investments for both March 31, 2017 and December 31, 2016. Of the $5.9 billion funds withheld at interest balance, net of embedded derivatives, as of March 31, 2017, $4.1 billion of the balance is associated with one client. For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance funds withheld basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company and are reflected as funds withheld at interest on the Company’s condensed consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances against amounts owed to the Company from the ceding company.
Other Invested Assets
Other invested assets include equity securities, limited partnership interests, joint ventures (other than operating joint ventures), derivative contracts and fair value option (“FVO”) contractholder-directed unit-linked investments. Other invested assets also include Federal Home Loan Bank of Des Moines (“FHLB”) common stock, real estate held-for-investment, equity release mortgages and structured loans, all of which are included in other in the table below. The fair value option was elected for contractholder-directed investments supporting unit-linked variable annuity type liabilities which do not qualify for presentation and reporting as separate accounts. Other invested assets represented approximately 3.1% and 3.6% of the Company’s total investments as of March 31, 2017 and December 31, 2016, respectively. Carrying values of these assets as of March 31, 2017 and December 31, 2016 are as follows (dollars in thousands):

	March 31, 2017	December 31, 2016
Equity securities	$111,616	$275,361
Limited partnership interests and real estate joint ventures	706,143	687,522
Derivatives	170,183	229,108
FVO contractholder-directed unit-linked investments	193,600	190,120
Other	247,633	209,829
Total other invested assets	$1,429,175	$1,591,940

5.    Derivative Instruments
Derivatives, except for embedded derivatives and longevity and mortality swaps, are carried on the Company’s condensed consolidated balance sheets in other invested assets or other liabilities, at fair value. Longevity and mortality swaps are included on the condensed consolidated balance sheets in other assets or other liabilities, at fair value. Embedded derivative assets and liabilities on modified coinsurance or funds withheld arrangements are included on the condensed consolidated balance sheets with the host contract in funds withheld at interest, at fair value. Embedded derivative liabilities on indexed annuity and variable annuity products are included on the condensed consolidated balance sheets with the host contract in interest-sensitive contract liabilities, at fair value. The following table presents the notional amounts and gross fair value of derivative instruments prior to taking into account the netting effects of master netting agreements as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017			December 31, 2016
	Notional	Carrying Value/Fair Value		Notional	Carrying Value/Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	$956,480	$59,926	$763	$949,556	$78,405	$5,949
Financial futures	466,519	—	—	475,968	—	—
Foreign currency forwards	25,000	142	3,380	25,000	—	5,070
Consumer price index swaps	21,819	—	244	20,615	—	262
Credit default swaps	935,000	6,507	714	926,000	12,012	2,871
Equity options	570,713	26,439	—	525,894	33,459	—
Longevity swaps	852,160	29,170	—	841,360	26,958	—
Mortality swaps	50,000	—	2,857	50,000	—	2,462
Synthetic guaranteed investment contracts	8,971,610	—	—	8,834,700	—	—
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	—	46,173	—	—	—	22,529
Indexed annuity products	—	—	810,657	—	—	805,672
Variable annuity products	—	—	162,273	—	—	184,636
Total non-hedging derivatives	12,849,301	168,357	980,888	12,649,093	150,834	1,029,451
Derivatives designated as hedging instruments:
Interest rate swaps	435,000	—	23,854	435,000	27,901	31,223
Foreign currency swaps	977,958	100,243	2,583	928,505	104,359	734
Total hedging derivatives	1,412,958	100,243	26,437	1,363,505	132,260	31,957
Total derivatives	$14,262,259	$268,600	$1,007,325	$14,012,598	$283,094	$1,061,408
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
The following table provides information relating to the Company’s derivative instruments as of March 31, 2017 and December 31, 2016 (dollars in thousands):

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments (1)	Cash Collateral Pledged/ Received	Net Amount
March 31, 2017:
Derivative assets	$222,427	$(23,074)	$199,353	$(18,439)	$(194,125)	$(13,211)
Derivative liabilities	34,395	(23,074)	11,321	(76,173)	(1,111)	(65,963)
December 31, 2016:
Derivative assets	$283,094	$(27,028)	$256,066	$(16,913)	$(254,498)	$(15,345)
Derivative liabilities	48,571	(27,028)	21,543	(95,863)	(1,441)	(75,761)

(1)	Includes initial margin posted to a central clearing partner.
Accounting for Derivative Instruments and Hedging Activities
The Company does not enter into derivative instruments for speculative purposes. As discussed below under “Non-qualifying Derivatives and Derivatives for Purposes Other Than Hedging,” the Company uses various derivative instruments for risk management purposes that either do not qualify or have not been qualified for hedge accounting treatment. As of March 31, 2017 and December 31, 2016, the Company held interest rate swaps that were designated and qualified as cash flow hedges of interest rate risk, for variable rate liabilities and foreign currency assets, foreign currency swaps that were designated and qualified as hedges of a portion of its net investment in its foreign operations, foreign currency swaps that were designated and qualified as fair value hedges of foreign currency risk, and derivative instruments that were not designated as hedging instruments. See Note 2 – “Summary of Significant Accounting Policies” of the Company’s 2016 Annual Report for a detailed discussion of the accounting treatment for derivative instruments, including embedded derivatives. Derivative instruments are carried at fair value and generally require an insignificant amount of cash at inception of the contracts.
Fair Value Hedges
The Company designates and reports certain foreign currency swaps to hedge the foreign currency fair value exposure of foreign currency denominated assets as fair value hedges when they meet the requirements of the general accounting principles for Derivatives and Hedging. The gain or loss on the hedged item attributable to a change in foreign currency and the offsetting gain or loss on the related foreign currency swaps as of March 31, 2017 and 2016, were (dollars in thousands):

Type of Fair Value Hedge	Hedged Item	Gains (Losses) Recognized for Derivatives	Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Investment Related Gains (Losses)
For the three months ended March 31, 2017:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$6,536	$(6,536)	$—
For the three months ended March 31, 2016:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$5,867	$(5,867)	$—
A regression analysis was used, both at inception of the hedge and on an ongoing basis, to determine whether each derivative used in a hedged transaction is highly effective in offsetting changes in the hedged item. For the foreign currency swaps, the change in fair value related to changes in the benchmark interest rate and credit spreads are excluded from the hedge effectiveness. For the three months ended March 31, 2017 and 2016, $1.0 million and $4.6 million, respectively, of the change in the estimated fair value of derivatives, was excluded from hedge effectiveness.
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

The following table presents the components of AOCI, before income tax, and the condensed consolidated income statement classification where the gain or loss is recognized related to cash flow hedges for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three months ended March 31,
	2017	2016
Balance beginning of period	$(2,496)	$(29,397)
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	10,433	8,551
Amounts reclassified to investment related (gains) losses, net	—	(841)
Amounts reclassified to investment income	(247)	(107)
Balance end of period	$7,690	$(21,794)
As of March 31, 2017, the before-tax deferred net gains (losses) on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are approximately $0.2 million. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to investment income over the term of the investment cash flows.
The following table presents the effective portion of derivatives in cash flow hedging relationships on the condensed consolidated statements of income and the condensed consolidated statements of comprehensive income for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Effective Portion
Derivative Type	Gain (Loss) Deferred in AOCI	Gain (Loss) Reclassified into Income from AOCI
		Investment Related Gains (Losses)	Investment Income
For the three months ended March 31, 2017:
Interest rate	$2,216	$—	$—
Currency/Interest rate	8,217	—	197
Forward bond purchase commitments	—	—	50
Total	$10,433	$—	$247
For the three months ended March 31, 2016:
Interest rate	$5,129	$—	$—
Currency/Interest rate	3,422	—	160
Forward bond purchase commitments	—	841	(53)
Total	$8,551	$841	$107
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. For the three months ended March 31, 2017 and 2016, the ineffective portion of derivatives reported as cash flow hedges was not material to the Company’s results of operations. Also, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.
Hedges of Net Investments in Foreign Operations
The Company uses foreign currency swaps to hedge a portion of its net investment in certain foreign operations against adverse movements in exchange rates. The following table illustrates the Company’s net investments in foreign operations (“NIFO”) hedges for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Derivative Gains (Losses) Deferred in AOCI
	For the three months ended March 31,
Type of NIFO Hedge (1) (2)	2017	2016
Foreign currency swaps	$(7,606)	$(31,794)

(1)
There were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from accumulated other comprehensive income (loss) into investment income during the periods presented.

(2)	There was no ineffectiveness recognized for the Company’s hedges of net investments in foreign operations.

The cumulative foreign currency translation gain recorded in AOCI related to these hedges was $154.0 million and $161.6 million at March 31, 2017 and December 31, 2016, respectively. If a foreign operation was sold or substantially liquidated, the amounts in AOCI would be reclassified to the condensed consolidated statements of income. A pro rata portion would be reclassified upon partial sale of a foreign operation.
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
A summary of the effect of non-hedging derivatives, including embedded derivatives, on the Company’s condensed consolidated statements of income for the three months ended March 31, 2017 and 2016 is as follows (dollars in thousands):

		Gain (Loss) for the three months ended March 31,
Type of Non-hedging Derivative	Income Statement Location of Gain (Loss)	2017	2016
Interest rate swaps	Investment related gains (losses), net	$(2,612)	$62,527
Financial futures	Investment related gains (losses), net	(12,775)	(11,051)
Foreign currency forwards	Investment related gains (losses), net	904	2,500
CPI swaps	Investment related gains (losses), net	(5)	(180)
Credit default swaps	Investment related gains (losses), net	7,358	3,346
Equity options	Investment related gains (losses), net	(17,189)	(2,703)
Longevity swaps	Other revenues	1,865	87
Mortality swaps	Other revenues	(395)	(424)
Subtotal		(22,849)	54,102
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	Investment related gains (losses), net	68,702	(92,250)
Indexed annuity products	Interest credited	(16,402)	1,394
Variable annuity products	Investment related gains (losses), net	22,363	(62,940)
Total non-hedging derivatives		$51,814	$(99,694)
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
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of credit default swaps sold by the Company at March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017			December 31, 2016
Rating Agency Designation of Referenced Credit Obligations(1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)
AAA/AA+/AA/AA-/A+/A/A-
Single name credit default swaps	$2,704	$155,500	3.6	$1,726	$150,500	3.8
Subtotal	2,704	155,500	3.6	1,726	150,500	3.8
BBB+/BBB/BBB-
Single name credit default swaps	2,822	355,200	3.5	1,426	347,200	3.7
Credit default swaps referencing indices	126	416,000	4.7	6,295	416,000	5.0
Subtotal	2,948	771,200	4.2	7,721	763,200	4.4
BB+/BB/BB-
Single name credit default swaps	9	5,000	2.2	(477)	9,000	3.5
Subtotal	9	5,000	2.2	(477)	9,000	3.5
Total	$5,661	$931,700	4.1	$8,970	$922,700	4.3

(1)	The rating agency designations are based on ratings from Standard and Poor’s (“S&P”).

(2)	Assumes the value of the referenced credit obligations is zero.

(3)	The weighted average years to maturity of the credit default swaps is calculated based on weighted average notional amounts.

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
Embedded Derivatives
The Company has certain embedded derivatives which are required to be separated from their host contracts and reported as derivatives. Host contracts include reinsurance treaties structured on a modified coinsurance (“modco”) or funds withheld basis. Additionally, the Company reinsures equity-indexed annuity and variable annuity contracts with benefits that are considered embedded derivatives, including guaranteed minimum withdrawal benefits, guaranteed minimum accumulation benefits, and guaranteed minimum income benefits. The changes in fair values of embedded derivatives on equity-indexed annuities described below relate to changes in the fair value associated with capital market and other related assumptions. The Company’s utilization of a credit valuation adjustment (“CVA”) did not have a material effect on the change in fair value of its embedded derivatives for the three months ended March 31, 2017 and 2016.
The related gains (losses) and the effect on net income after amortization of deferred acquisition costs (“DAC”) and income taxes for the three months ended March 31, 2017 and 2016 are reflected in the following table (dollars in thousands):

	Three months ended March 31,
	2017	2016
Embedded derivatives in modco or funds withheld arrangements included in investment related gains	$68,702	$(92,250)
After the associated amortization of DAC and taxes, the related amounts included in net income	25,844	(26,777)
Embedded derivatives in variable annuity contracts included in investment related gains	22,363	(62,940)
After the associated amortization of DAC and taxes, the related amounts included in net income	28,836	(25,843)
Amounts related to embedded derivatives in equity-indexed annuities included in benefits and expenses	(16,402)	1,394
After the associated amortization of DAC and taxes, the related amounts included in net income	(21,396)	11,234
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
The Company’s credit exposure related to derivative contracts is generally limited to the fair value at the reporting date plus or minus any collateral posted or held by the Company. The Company’s credit exposure to mortality swaps is minimal, as they are fully collateralized by a counterparty. Information regarding the Company’s credit exposure related to its over-the-counter derivative contracts, centrally cleared derivative contracts and margin account for exchange-traded futures, excluding mortality swaps, at March 31, 2017 and December 31, 2016 are reflected in the following table (dollars in thousands):

	March 31, 2017	December 31, 2016
Estimated fair value of derivatives in net asset position	$190,889	$236,985
Cash provided as collateral(1)	1,111	1,441
Securities pledged to counterparties as collateral(2)	76,173	95,863
Cash pledged from counterparties as collateral(3)	(194,125)	(254,498)
Securities pledged from counterparties as collateral(4)	(18,439)	(16,913)
Initial margin for cleared derivatives(2)	(66,063)	(73,571)
Net amount after application of master netting agreements and collateral	$(10,454)	$(10,693)
Margin account related to exchange-traded futures(5)	$9,474	$9,687

(1)	Consists of receivable from counterparty, included in other assets.

(2)	Included in available-for-sale securities, primarily consists of U.S. Treasury and government agency securities.

(3)	Included in cash and cash equivalents, with obligation to return cash collateral recorded in other liabilities.

(4)	Consists of U.S. Treasury and government securities.

(5)	Included in other assets.

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
Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets and liabilities are traded in active exchange markets.
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

Assets and Liabilities by Hierarchy Level
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 are summarized below (dollars in thousands):

March 31, 2017:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
Corporate securities	$20,161,453	$426,837	$18,470,691	$1,263,925
Canadian and Canadian provincial governments	3,720,364	—	3,236,804	483,560
Residential mortgage-backed securities	1,303,877	—	1,160,447	143,430
Asset-backed securities	1,380,590	—	1,172,154	208,436
Commercial mortgage-backed securities	1,289,338	—	1,287,415	1,923
U.S. government and agencies	1,482,452	1,360,357	98,621	23,474
State and political subdivisions	595,457	—	561,599	33,858
Other foreign government supranational and foreign government-sponsored enterprises	2,761,262	313,644	2,435,274	12,344
Total fixed maturity securities – available-for-sale	32,694,793	2,100,838	28,423,005	2,170,950
Funds withheld at interest – embedded derivatives	46,173	—	—	46,173
Cash equivalents	367,562	367,562	—	—
Short-term investments	24,929	1,615	20,038	3,276
Other invested assets:
Non-redeemable preferred stock	31,215	31,215	—	—
Other equity securities	80,401	80,401	—	—
Derivatives:
Interest rate swaps	50,011	—	50,011	—
Foreign currency forwards	139	—	139	—
Credit default swaps	5,128	—	5,128	—
Equity options	17,245	—	17,245	—
Foreign currency swaps	97,660	—	97,660	—
FVO contractholder-directed unit-linked investments	193,600	192,266	1,334	—
Other	8,192	8,192	—	—
Total other invested assets	483,591	312,074	171,517	—
Other assets - longevity swaps	29,170	—	—	29,170
Total	$33,646,218	$2,782,089	$28,614,560	$2,249,569
Liabilities:
Interest sensitive contract liabilities – embedded derivatives	$972,930	$—	$—	$972,930
Other liabilities:
Derivatives:
Interest rate swaps	14,702	—	14,702	—
Foreign currency forwards	3,377	—	3,377	—
CPI swaps	244	—	244	—
Credit default swaps	(665)	—	(665)	—
Equity options	(9,194)	—	(9,194)	—
Mortality swaps	2,857	—	—	2,857
Total	$984,251	$—	$8,464	$975,787

December 31, 2016:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
Corporate securities	$19,619,084	$310,995	$18,035,836	$1,272,253
Canadian and Canadian provincial governments	3,644,046	—	3,168,081	475,965
Residential mortgage-backed securities	1,278,576	—	1,118,285	160,291
Asset-backed securities	1,429,344	—	1,210,064	219,280
Commercial mortgage-backed securities	1,363,654	—	1,342,509	21,145
U.S. government and agencies	1,468,302	1,345,755	98,059	24,488
State and political subdivisions	591,796	—	550,130	41,666
Other foreign government, supranational and foreign government-sponsored enterprises	2,698,823	276,729	2,409,225	12,869
Total fixed maturity securities – available-for-sale	32,093,625	1,933,479	27,932,189	2,227,957
Funds withheld at interest – embedded derivatives	(22,529)	—	—	(22,529)
Cash equivalents	338,601	338,601	—	—
Short-term investments	44,241	8,276	32,619	3,346
Other invested assets:
Non-redeemable preferred stock	51,123	38,317	12,806	—
Other equity securities	224,238	224,238	—	—
Derivatives:
Interest rate swaps	93,508	—	93,508	—
Credit default swaps	9,136	—	9,136	—
Equity options	26,070	—	26,070	—
Foreign currency swaps	100,394	—	100,394	—
FVO contractholder-directed unit-linked investments	190,120	188,891	1,229	—
Other	11,036	11,036	—	—
Total other invested assets	705,625	462,482	243,143	—
Other assets - longevity swaps	26,958	—	—	26,958
Total	$33,186,521	$2,742,838	$28,207,951	$2,235,732
Liabilities:
Interest sensitive contract liabilities – embedded derivatives	$990,308	$—	$—	$990,308
Other liabilities:
Derivatives:
Interest rate swaps	24,374	—	24,374	—
Foreign currency forwards	5,070	—	5,070	—
CPI swaps	262	—	262	—
Credit default swaps	(5)	—	(5)	—
Equity options	(7,389)	—	(7,389)	—
Foreign currency swaps	(3,231)	—	(3,231)	—
Mortality swaps	2,462	—	—	2,462
Total	$1,011,851	$—	$19,081	$992,770
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
Level 3 Measurements and Transfers
As of March 31, 2017 and December 31, 2016, the Company classified approximately 6.6% and 6.9%, respectively, of its fixed maturity securities in the Level 3 category. These securities primarily consist of private placement corporate securities and bank loans as well as Canadian provincial strips with inactive trading markets. Additionally, the Company has included asset-backed securities with subprime exposure and mortgage-backed securities with below investment grade ratings in the Level 3 category due to market uncertainty associated with these securities and the Company’s utilization of unobservable information from third parties for the valuation of these securities.

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
The following table presents quantitative information about significant unobservable inputs used in Level 3 fair value measurements that are developed internally by the Company as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	Estimated Fair Value		Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	March 31, 2017	December 31, 2016			March 31, 2017	December 31, 2016
Assets:
Corporate securities	$158,772	$167,815	Market comparable securities	Liquidity premium	0-2% (1%)	0-2% (1%)
U.S. government and agencies	23,474	24,488	Market comparable securities	Liquidity premium	0-1% (1%)	0-1% (1%)
State and political subdivisions	4,653	4,670	Market comparable securities	Liquidity premium	1%	1%
Funds withheld at interest- embedded derivatives	46,173	(22,529)	Total return swap	Mortality	0-100% (2%)	0-100% (2%)
				Lapse	0-35% (8%)	0-35% (8%)
				Withdrawal	0-5% (3%)	0-5% (3%)
				CVA	0-5% (1%)	0-5% (1%)
				Crediting rate	2-4% (2%)	2-4% (2%)
Longevity swaps	29,170	26,958	Discounted cash flow	Mortality	0-100% (2%)	0-100% (2%)
				Mortality improvement	(10%)-10% (3%)	(10%)-10% (3%)
Liabilities:
Interest sensitive contract liabilities- embedded derivatives- indexed annuities	810,657	805,672	Discounted cash flow	Mortality	0-100% (2%)	0-100% (2%)
				Lapse	0-35% (8%)	0-35% (8%)
				Withdrawal	0-5% (3%)	0-5% (3%)
				Option budget projection	2-4% (2%)	2-4% (2%)
Interest sensitive contract liabilities- embedded derivatives- variable annuities	162,273	184,636	Discounted cash flow	Mortality	0-100% (2%)	0-100% (2%)
				Lapse	0-25% (6%)	0-25% (6%)
				Withdrawal	0-7% (3%)	0-7% (3%)
				CVA	0-5% (1%)	0-5% (1%)
				Long-term volatility	0-27% (9%)	0-27% (14%)
Mortality swaps	2,857	2,462	Discounted cash flow	Mortality	0-100% (1%)	0-100% (1%)
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

Transfers from Level 1 to Level 2 are due to the lack of observable market data when pricing these securities, while transfers from Level 2 to Level 1 are due to an increase in the availability of market observable data in an active market. There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2016. The following table presents the transfers between Level 1 and Level 2 during the three months ended March 31, 2017 (dollars in thousands):

	2017
	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1
Fixed maturity securities - available-for-sale:
Corporate securities	$—	$38,675
The tables below provide a summary of the changes in fair value of Level 3 assets and liabilities for the three months ended March 31, 2017, as well as the portion of gains or losses included in income for the three months ended March 31, 2017 attributable to unrealized gains or losses related to those assets and liabilities still held at March 31, 2017 (dollars in thousands):

For the three months ended March 31, 2017:	Fixed maturity securities - available-for-sale
	Corporate securities	Canadian and Canadian provincial governments	Residential mortgage- backed securities	Asset-backed securities	Commercial mortgage- backed securities	U.S. government and agencies
Fair value, beginning of period	$1,272,253	$475,965	$160,291	$219,280	$21,145	$24,488
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(423)	3,070	(245)	1,018	709	(117)
Investment related gains (losses), net	(1,231)	—	365	—	(595)	—
Included in other comprehensive income	4,948	4,525	650	5,767	(83)	52
Other revenues	—	—	—	—	—	—
Purchases(1)	45,914	—	16,499	10,849	—	104
Sales(1)	—	—	(10,604)	—	(3,720)	—
Settlements(1)	(71,470)	—	(6,784)	(18,154)	(5,401)	(1,053)
Transfers into Level 3	13,934	—	77	35,258	—	—
Transfers out of Level 3	—	—	(16,819)	(45,582)	(10,132)	—
Fair value, end of period	$1,263,925	$483,560	$143,430	$208,436	$1,923	$23,474
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(423)	$3,070	$(91)	$161	$—	$(117)
Investment related gains (losses), net	(1,293)	—	(346)	—	—	—

For the three months ended March 31, 2017 (continued):	Fixed maturity securities available-for-sale
	State and political subdivisions	Other foreign government, supranational and foreign government-sponsored enterprises	Short-term Investments	Funds withheld at interest- embedded derivatives	Other assets - longevity swaps	Interest sensitive contract liabilities embedded derivatives	Other liabilities - mortality swaps
Fair value, beginning of period	$41,666	$12,869	$3,346	$(22,529)	$26,958	$(990,308)	$(2,462)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(88)	—	—	—	—	—	—
Investment related gains (losses), net	—	—	—	68,702	—	22,362	—
Interest credited	—	—	—	—	—	(16,402)	—
Included in other comprehensive income	(843)	(191)	33	—	347	—	—
Other revenues	—	—	—	—	1,865	—	(395)
Purchases(1)	—	—	32	—	—	(6,393)	—
Settlements(1)	(33)	(334)	(135)	—	—	17,811	—
Transfers out of Level 3	(6,844)	—	—	—	—	—	—
Fair value, end of period	$33,858	$12,344	$3,276	$46,173	$29,170	$(972,930)	$(2,857)
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(88)	$—	$—	$—	$—	$—	$—
Investment related gains (losses), net	—	—	—	68,702	—	20,300	—
Other revenues	—	—	—	—	1,865	—	(395)
Interest credited	—	—	—	—	—	(34,214)	—

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

The tables below provide a summary of the changes in fair value of Level 3 assets and liabilities for the three months ended March 31, 2016, as well as the portion of gains or losses included in income for the three months ended March 31, 2016 attributable to unrealized gains or losses related to those assets and liabilities still held at March 31, 2016 (dollars in thousands):

For the three months ended March 31, 2016:	Fixed maturity securities - available-for-sale
	Corporate securities	Canadian and Canadian provincial governments	Residential mortgage- backed securities	Asset-backed securities	Commercial mortgage- backed securities	U.S. government and agencies
Fair value, beginning of period	$1,226,970	$416,076	$330,649	$303,836	$68,563	$26,265
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(827)	3,002	(487)	174	643	(123)
Investment related gains (losses), net	(21,868)	—	(31)	278	(620)	—
Included in other comprehensive income	25,682	68,305	(4,332)	(10,527)	(2,812)	596
Purchases(1)	67,596	—	29,315	37,271	1,545	113
Sales(1)	(9,582)	—	(448)	(8,500)	(3,638)	—
Settlements(1)	(49,494)	—	(11,440)	(3,725)	(69)	(971)
Transfers into Level 3	5,183	—	38	6,398	—	—
Transfers out of Level 3	—	—	(10,011)	(39,985)	(38)	—
Fair value, end of period	$1,243,660	$487,383	$333,253	$285,220	$63,574	$25,880
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(820)	$3,002	$(488)	$163	$546	$(123)
Investment related gains (losses), net	(21,726)	—	—	—	(657)	—

For the three months ended March 31, 2016 (continued):	Fixed maturity securities available-for-sale
	State and political subdivisions	Other foreign government, supranational and foreign government-sponsored enterprises	Funds withheld at interest- embedded derivatives	Other assets - longevity swaps	Interest sensitive contract liabilities embedded derivatives	Other liabilities - mortality swaps
Fair value, beginning of period	$38,342	$14,065	$(76,698)	$14,996	$(1,070,584)	$(2,619)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	183	—	—	—	—	—
Investment related gains (losses), net	—	—	(92,250)	—	(62,940)	—
Interest credited	—	—	—	—	1,394	—
Included in other comprehensive income	333	193	—	723	—	—
Other revenues	—	—	—	87	—	(424)
Purchases(1)	—	—	—	—	(2,668)	—
Settlements(1)	(31)	(322)	—	—	16,729	—
Transfers out of Level 3	(4,203)	—	—	—	—	—
Fair value, end of period	$34,624	$13,936	$(168,948)	$15,806	$(1,118,069)	$(3,043)
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$183	$—	$—	$—	$—	$—
Investment related gains (losses), net	—	—	(92,250)	—	(65,479)	—
Other revenues	—	—	—	87	—	(424)
Interest credited	—	—	—	—	(15,335)	—

(1)
The amount reported within purchases, sales and settlements is the purchase price (for purchases) and the sales/settlement proceeds (for sales and settlements) based upon the actual date purchased or sold/settled. Items purchased and sold/settled in the same period are excluded from the rollforward. The Company had no issuances during the period.

Nonrecurring Fair Value Measurements
During the three months ended March 31, 2017, the Company did not have any adjustments to its assets or liabilities measured at fair value on a nonrecurring basis. The following table presents information for assets measured at estimated fair value on a nonrecurring basis during the three months ended March 31, 2016 and still held at the reporting date (for example, when there is evidence of impairment). The estimated fair values for these assets were determined using significant unobservable inputs (Level 3).

(dollars in thousands)	Carrying Value After Measurement	Net Investment Gains (Losses)
Mortgage loans(1)	$9,663	$(302)
Limited partnership interests(2)	4,298	(2,053)

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

Fair Value of Financial Instruments
The Company is required by general accounting principles for Fair Value Measurements and Disclosures to disclose the fair value of certain financial instruments including those that are not carried at fair value. The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments, which were not measured at fair value on a recurring basis, at March 31, 2017 and December 31, 2016 (dollars in thousands). This table excludes any payables or receivables for collateral under repurchase agreements and other transactions. The estimated fair value of the excluded amount approximates carrying value as they equal the amount of cash collateral received/paid.

March 31, 2017:	Carrying Value	Estimated Fair Value	Fair Value Measurement Using:
			Level 1	Level 2	Level 3	NAV
Assets:
Mortgage loans on real estate	$3,871,309	$3,909,506	$—	$—	$3,909,506	$—
Policy loans	1,402,940	1,402,940	—	1,402,940	—	—
Funds withheld at interest(1)	5,895,159	6,202,931	—	—	6,202,931	—
Cash and cash equivalents(2)	810,552	810,552	810,552	—	—	—
Short-term investments(2)	29,359	29,359	29,359	—	—	—
Other invested assets(2)	523,365	555,707	26,802	60,492	167,947	300,466
Accrued investment income	360,225	360,225	—	360,225	—	—
Liabilities:
Interest-sensitive contract liabilities(1)	$10,279,136	$10,237,636	$—	$—	$10,237,636	$—
Long-term debt	2,788,619	2,964,610	—	—	2,964,610	—
Collateral finance and securitization notes	825,526	732,353	—	—	732,353	—

December 31, 2016:	Carrying Value	Estimated Fair Value	Fair Value Measurement Using:
			Level 1	Level 2	Level 3	NAV
Assets:
Mortgage loans on real estate	$3,775,522	$3,786,987	$—	$—	$3,786,987	$—
Policy loans	1,427,602	1,427,602	—	1,427,602	—	—
Funds withheld at interest(1)	5,893,381	6,193,166	—	—	6,193,166	—
Cash and cash equivalents(2)	862,117	862,117	862,117	—	—	—
Short-term investments(2)	32,469	32,469	32,469	—	—	—
Other invested assets(2)	477,132	510,640	26,294	55,669	131,904	296,773
Accrued investment income	347,173	347,173	—	347,173	—	—
Liabilities:
Interest-sensitive contract liabilities(1)	$10,225,099	$10,234,544	$—	$—	$10,234,544	$—
Long-term debt	3,088,635	3,186,173	—	—	3,186,173	—
Collateral finance and securitization notes	840,700	745,805	—	—	745,805	—

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
Other Invested Assets – This primarily includes limited partnership interests accounted for using the cost method, structured loans, FHLB common stock, cash collateral and equity release mortgages. The fair value of limited partnership interests and other investments accounted for using the cost method is determined using the net asset value (“NAV”) of the Company’s ownership interest as provided in the financial statements of the investees. The fair value of structured loans is estimated based on a discounted cash flow analysis using discount rates applicable to each structured loan, this is considered Level 3 in the fair value hierarchy. The fair value of the Company’s common stock investment in the FHLB is considered to be the carrying value and it is considered Level 2 in the fair value hierarchy. The fair value of the Company’s cash collateral is considered to be the carrying value and considered to be Level 1 in the fair value hierarchy. The fair value of the Company’s equity release mortgage loan portfolio, considered Level 3 in the fair value hierarchy, is estimated by discounting cash flows, both principal and interest, using a risk free rate plus an illiquidity premium. The cash flow analysis considers future expenses, changes in property prices, and actuarial analysis of borrower behavior, mortality and morbidity.
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
Long-term Debt/Collateral Finance and Securitization Notes – The fair value of the Company’s long-term debt, and collateral finance and securitization notes is generally estimated by discounting future cash flows using market rates currently available for debt with similar remaining maturities and reflecting the credit risk of the Company, including inputs when available, from actively traded debt of the Company or other companies with similar credit quality. The valuation of long-term debt, and collateral finance and securitization notes are generally obtained from brokers and is considered Level 3 in the fair value hierarchy.

7.	Segment Information
The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in Note 2 of the consolidated financial statements accompanying the 2016 Annual Report. The Company measures segment performance primarily based on profit or loss from operations before income taxes. There are no intersegment reinsurance transactions and the Company does not have any material long-lived assets.
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

	Three months ended March 31,
Revenues:	2017	2016
U.S. and Latin America:
Traditional	$1,488,503	$1,400,817
Financial Solutions	298,846	38,905
Total	1,787,349	1,439,722
Canada:
Traditional	264,275	258,000
Financial Solutions	11,807	10,684
Total	276,082	268,684
Europe, Middle East and Africa:
Traditional	318,086	289,634
Financial Solutions	79,989	67,756
Total	398,075	357,390
Asia Pacific:
Traditional	505,230	394,199
Financial Solutions	20,452	20,071
Total	525,682	414,270
Corporate and Other	21,552	32,502
Total	$3,008,740	$2,512,568

	Three months ended March 31,
Income (loss) before income taxes:	2017	2016
U.S. and Latin America:
Traditional	$29,960	$51,098
Financial Solutions	103,586	(14,896)
Total	133,546	36,202
Canada:
Traditional	19,328	20,095
Financial Solutions	3,592	592
Total	22,920	20,687
Europe, Middle East and Africa:
Traditional	13,976	(1,116)
Financial Solutions	31,918	25,424
Total	45,894	24,308
Asia Pacific:
Traditional	41,688	41,160
Financial Solutions	5,872	8,553
Total	47,560	49,713
Corporate and Other	(42,076)	(23,330)
Total	$207,844	$107,580

Assets:	March 31, 2017	December 31, 2016
U.S. and Latin America:
Traditional	$18,237,867	$18,140,825
Financial Solutions	13,715,786	13,712,106
Total	31,953,653	31,852,931
Canada:
Traditional	3,843,409	3,846,682
Financial Solutions	83,533	85,405
Total	3,926,942	3,932,087
Europe, Middle East and Africa:
Traditional	2,670,923	2,559,124
Financial Solutions	3,908,594	3,876,131
Total	6,579,517	6,435,255
Asia Pacific:
Traditional	4,267,498	3,968,081
Financial Solutions	686,523	676,281
Total	4,954,021	4,644,362
Corporate and Other	6,391,687	6,233,244
Total	$53,805,820	$53,097,879

8.	Commitments, Contingencies and Guarantees
Commitments
Funding of Investments
The Company’s commitments to fund investments as of March 31, 2017 and December 31, 2016 are presented in the following table (dollars in thousands):

	March 31, 2017	December 31, 2016
Limited partnership interests and real estate joint ventures	$360,498	$332,169
Commercial mortgage loans	170,890	126,248
Bank loans and private placements	67,994	58,318
Equity release mortgages	100,158	130,324
The Company anticipates that the majority of its current commitments will be invested over the next five years; however, these commitments could become due any time at the request of the counterparties. Investments in limited partnership interests and real estate joint ventures are carried at cost or reported using the equity method and included in other invested assets in the condensed consolidated balance sheets. Bank loans and private placements are carried at fair value and included in fixed maturity securities available-for-sale. Equity release mortgages are carried at unpaid principal balances, net of any amortized premium or discount and valuation allowance and included in other invested assets.
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
Guarantees
Statutory Reserve Support
RGA, through wholly-owned subsidiaries, has committed to provide statutory reserve support to third parties, in exchange for a fee, by funding loans if certain defined events occur. Such statutory reserves are required under the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX for term life insurance policies and Regulation A-XXX for universal life secondary guarantees). The third parties have recourse to RGA should the subsidiary fail to provide the required funding, however, as of March 31, 2017, the Company does not believe that it will be required to provide any funding under these commitments as the occurrence of the defined events is considered remote. The following table presents the maximum potential obligation for these commitments as of March 31, 2017 (dollars in millions):

Commitment Period	Maximum Potential Obligation
2023	$500.0
2033	450.0
2034	2,000.0
2035	1,314.2
2036	2,932.0
2037	1,750.0
Other Guarantees
RGA has issued guarantees to third parties on behalf of its subsidiaries for the payment of amounts due under certain securities borrowing arrangements, financing arrangements and office lease obligations, whereby, if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. Additionally, in limited circumstances, treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA’s subsidiary is relatively new, unrated, or not of a significant size, relative to the ceding company. Liabilities supported by the treaty guarantees, before consideration for any legally offsetting amounts due from the guaranteed party are reflected on the Company’s condensed consolidated balance sheets in future policy benefits. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to borrowed securities provide additional security to third parties should a subsidiary fail to return the borrowed securities when due. RGA’s guarantees issued as of March 31, 2017 and December 31, 2016 are reflected in the following table (dollars in thousands):

	March 31, 2017	December 31, 2016
Treaty guarantees	$950,809	$902,216
Treaty guarantees, net of assets in trust	822,680	780,786
Borrowed securities	190,090	263,820
Financing arrangements	114,064	119,073
Lease obligations	2,238	2,428

9.	Income Tax
Provision for income tax expense differed from the amounts computed by applying the U.S. federal income tax statutory rate of 35% to pre-tax income as a result of the following for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three months ended March 31,
	2017	2016
Tax provision at U.S. statutory rate	$72,745	$37,653
Increase (decrease) in income taxes resulting from:
Foreign tax rate differing from U.S. tax rate	(6,153)	(3,884)
Differences in tax bases in foreign jurisdictions	(3,383)	(8,935)
Deferred tax valuation allowance	1,182	4,999
Amounts related to tax audit contingencies	611	602
Corporate rate changes	(1,237)	(65)
Subpart F	186	696
Foreign tax credits	(126)	(293)
Return to provision adjustments	229	125
Equity compensation excess benefit	(1,856)	—
Other, net	134	210
Total provision for income taxes	$62,332	$31,108
Effective tax rate	30.0%	28.9%
The effective tax rate for the three months ended March 31, 2017 was lower than the U.S. Statutory rate of 35.0% primarily as a result of income in non-U.S. jurisdictions with lower tax rates than the U.S., and the impact of adopting newly-effective accounting guidance related to stock compensation as of January 1, 2017. As a result of the adoption, the excess tax benefits related to share-

based awards are now recorded in income tax expense rather than deferred tax liabilities. See Note 12 - “New Accounting Standards” for additional information. The effective tax rate for the three months ended March 31, 2016 was lower than the U.S. Statutory rate of 35.0% primarily as a result of tax benefits from income in non-U.S. jurisdictions with lower tax rates than the U.S. and differences in tax bases in foreign jurisdictions.
10.    Employee Benefit Plans
The components of net periodic benefit costs, included in other operating expenses on the condensed consolidated statements of income, for the three months ended March 31, 2017 and 2016 were as follows (dollars in thousands):

	Pension Benefits		Other Benefits
	Three months ended March 31,		Three months ended March 31,
	2017	2016	2017	2016
Service cost	$2,580	$2,306	$721	$1,016
Interest cost	1,198	1,259	565	643
Expected return on plan assets	(1,285)	(1,224)	—	—
Amortization of prior service cost	74	78	(156)	—
Amortization of prior actuarial loss	1,081	857	457	616
Settlements	257	—	—	—
Net periodic benefit cost	$3,905	$3,276	$1,587	$2,275
The Company has made no pension contributions during the first three months of 2017, and expects to make pension contributions between $5.0 million and $10.0 million in 2017.

11.	Reinsurance
Retrocession reinsurance treaties do not relieve the Company from its obligations to direct writing companies. Failure of retrocessionaires to honor their obligations could result in losses to the Company. Consequently, allowances would be established for amounts deemed uncollectible. At March 31, 2017 and December 31, 2016, no allowances were deemed necessary. The Company regularly evaluates the financial condition of the insurance companies from which it assumes and to which it cedes reinsurance.
Retrocessions are arranged through the Company’s retrocession pools for amounts in excess of the Company’s retention limit. As of March 31, 2017 and December 31, 2016, all rated retrocession pool participants followed by the A.M. Best Company were rated “A- (excellent)” or better. The Company verifies retrocession pool participants’ ratings on a quarterly basis. For a majority of the retrocessionaires that were not rated, security in the form of letters of credit or trust assets has been posted. In addition, the Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance. In addition to its third party retrocessionaires, various RGA reinsurance subsidiaries retrocede amounts in excess of their retention to affiliated subsidiaries.
The following table presents information for the Company’s reinsurance ceded receivable assets, including the respective amount and A.M. Best rating for each reinsurer representing in excess of five percent of the total as of March 31, 2017 and December 31, 2016 (dollars in thousands):

		March 31, 2017		December 31, 2016
Reinsurer	A.M. Best Rating	Amount	% of Total	Amount	% of Total
Reinsurer A	A+	$273,387	35.9%	$240,894	35.2%
Reinsurer B	A+	187,880	24.7	183,881	26.9
Reinsurer C	A+	72,191	9.5	68,832	10.1
Reinsurer D	A++	45,327	6.0	36,202	5.3
Reinsurer E	A	41,797	5.5	35,484	5.2
Other reinsurers		140,133	18.4	118,679	17.3
Total		$760,715	100.0%	$683,972	100.0%
Included in the total reinsurance ceded receivables balance were $278.4 million and $242.0 million of claims recoverable, of which $4.4 million and $4.0 million were in excess of 90 days past due, as of March 31, 2017 and December 31, 2016, respectively.

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
Adoption of New Accounting Standards
Stock Compensation

In March 2016, the FASB updated the general accounting principal for Stock Compensation which changed how companies account for certain aspects of share-based payment awards to employees. The updated guidance requires excess tax benefits and deficiencies from share-based payment awards be recorded in income tax expense in the income statement. Previously, excess tax benefits and deficiencies were recognized in shareholders’ equity or deferred taxes on the balance sheet depending on the tax situation of the Company. In addition, the updated guidance also changes the accounting for forfeitures and statutory tax withholding requirements, as well as the classification in the statement of cash flows. The new standard generally requires a modified retrospective transition through a cumulative-effect adjustment as of the beginning of the period of adoption, with certain provisions requiring either a prospective or retrospective transition. The Company adopted the new guidance on January 1, 2017. Upon adoption, the Company recognized excess tax benefits of approximately $17.7 million in deferred tax assets that were previously not recognized in a cumulative-effect adjustment increasing retained earnings by $17.7 million. The Company also recorded a tax benefit associated with the excess tax benefits of approximately $1.9 million in the provision for income taxes for the three-month period ended March 31, 2017. The number of weighted average diluted shares outstanding were also adjusted to exclude excess tax benefits from the assumed proceeds in the diluted shares calculation resulting in an immaterial increase in the number of dilutive shares outstanding. The Company also elected to continue estimating forfeitures for purposes of recognizing share-based compensation. Other aspects of the adoption of the updated guidance did not have a material impact to the Company’s financial statements.
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
Forward-looking statements should be evaluated together with the many risks and uncertainties that affect the Company’s business, including those mentioned in this document and described in the periodic reports the Company files with the SEC. These forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligations to update these forward-looking statements, even though the Company’s situation may change in the future. For a discussion of these risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements, you are advised to see Item 1A – “Risk Factors” in the 2016 Annual Report.
Overview
The Company is one of the leading life reinsurers in North America based on premiums and the amount of life reinsurance in force, providing traditional reinsurance and financial solutions to its clients. Traditional reinsurance includes individual and group life and health, disability, and critical illness reinsurance. Financial solutions includes longevity reinsurance, asset-intensive reinsurance, and financial reinsurance. The Company derives revenues primarily from renewal premiums from existing reinsurance treaties, new business premiums from existing or new reinsurance treaties, fee income from financial solutions business and income earned on invested assets.
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

Consolidated Results of Operations

	Three months ended March 31,
	2017	2016
Revenues:	(Dollars in thousands, except per share data)
Net premiums	$2,365,696	$2,157,005
Investment income, net of related expenses	514,364	417,266
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(17,189)	(33,817)
Other investment related gains (losses), net	77,712	(87,069)
Total investment related gains (losses), net	60,523	(120,886)
Other revenues	68,157	59,183
Total revenues	3,008,740	2,512,568
Benefits and Expenses:
Claims and other policy benefits	2,106,145	1,886,764
Interest credited	107,684	87,905
Policy acquisition costs and other insurance expenses	379,389	233,763
Other operating expenses	158,506	157,424
Interest expense	42,402	32,807
Collateral finance and securitization expense	6,770	6,325
Total benefits and expenses	2,800,896	2,404,988
Income before income taxes	207,844	107,580
Provision for income taxes	62,332	31,108
Net income	$145,512	$76,472
Earnings per share:
Basic earnings per share	$2.26	$1.18
Diluted earnings per share	$2.22	$1.17
Dividends declared per share	$0.41	$0.37
Consolidated income before income taxes increased $100.3 million, or 93.2%, for the three months ended March 31, 2017, as compared to the same period in 2016. The increase in income for first three months of 2017 was primarily due to investment related gains associated with fair value changes on embedded derivatives. Current-period investment related gains primarily reflect favorable changes in the fair value of embedded derivatives on modco or funds withheld treaties, primarily due to changes in interest rates and credit spreads. Additionally, the Company reported a decrease in impairments on fixed maturity and equity securities of $16.6 million in the first three months of 2017, as compared to the same period in 2016. Adverse mortality experience in the U.S. and Canada partially offset the favorable investment related variances. Foreign currency exchange fluctuations relative to the prior year did not have a material effect on income before income taxes.
The Company recognizes in consolidated income, any changes in the fair value of embedded derivatives on modco or funds withheld treaties, equity-indexed annuity treaties (“EIAs”) and variable annuity products. The combined changes in these three types of embedded derivatives, after adjustment for deferred acquisition costs and retrocession, resulted in an increase in consolidated income before income taxes of approximately $189.8 million in the first three months of 2017, as compared to the same period in 2016. This fluctuation does not affect current cash flows, crediting rates or spread performance on the underlying treaties. Therefore, management believes it is helpful to distinguish between the effects of changes in these embedded derivatives, net of related hedging activity and deferred acquisition costs, and the primary factors that drive profitability of the underlying treaties, namely investment income, fee income, and interest credited. The individual effect on income before income taxes for these three types of embedded derivatives is as follows:

•
The change in the value of embedded derivatives related to reinsurance treaties written on a modco or funds withheld basis are subject to the general accounting principles for derivatives and hedging related to embedded derivatives. The unrealized gains and losses associated with these embedded derivatives, after adjustment for deferred acquisition costs, increased income before income taxes by $81.0 million in the first three months of 2017, as compared to the same period in 2016.

•
Changes in risk-free rates used in the fair value estimates of embedded derivatives associated with EIAs affect the amount of unrealized gains and losses the Company recognizes. The unrealized gains and losses associated with EIAs, after adjustment for deferred acquisition costs and retrocession, increased income before income taxes by $24.7 million in the first three months of 2017, as compared to the same period in 2016.

•
The change in the Company’s liability for variable annuities associated with guaranteed minimum living benefits affects the amount of unrealized gains and losses the Company recognizes. The unrealized gains and losses associated with guaranteed minimum living benefits, after adjustment for deferred acquisition costs, increased income before income taxes by $84.1 million in the first three months of 2017, as compared to the same period in 2016. After consideration of the change in fair value of freestanding derivatives used to hedge this liability, income before income taxes increased by $7.5 million, as compared to the same period in 2016.

Consolidated net premiums increased $208.7 million, or 9.7%, for the three months ended March 31, 2017, as compared to the same period in 2016, due to growth in life reinsurance in force. Foreign currency exchange fluctuations relative to the prior year did not have a material effect on net premiums. Consolidated assumed life insurance in force increased to $3,136.8 billion as of March 31, 2017 from $3,068.4 billion as of March 31, 2016 due to new business production and in force transactions, partially offset by adverse foreign currency exchange fluctuations. The Company added new business production, measured by face amount of insurance in force, of $91.6 billion and $107.8 billion during the first three months of 2017 and 2016, respectively. Adverse foreign currency exchange fluctuations offset the increase in assumed life insurance in force from March 31, 2016 by $68.5 billion. Management believes industry consolidation, regulatory changes and the established practice of reinsuring mortality and morbidity risks should continue to provide opportunities for growth, albeit at rates less than historically experienced in some markets.
Consolidated investment income, net of related expenses, increased $97.1 million, or 23.3%, for the three months ended March 31, 2017, as compared to the same period in 2016. The increase in fair value attributed to the Company’s funds withheld at interest investment associated with the reinsurance of certain EIAs increased investment income by $79.0 million in the first three months of 2017, as compared to the same period in 2016. The effect on investment income of the EIA's fair value changes is substantially offset by a corresponding change in interest credited to policyholder account balances resulting in an insignificant effect on net income. Also contributing to the increase in investment income is a larger average invested asset base, excluding spread related business, partially offset by a decrease in the average investment yield. Average invested assets at amortized cost, excluding spread related business, for the three months ended March 31, 2017 totaled $25.2 billion, a 12.7% increase over March 31, 2016. The average yield earned on investments, excluding spread related business, was 4.41% and 4.46% for the three months ended March 31, 2017 and 2016, respectively. The average yield will vary from quarter to quarter and year to year depending on a number of variables, including the prevailing interest rate and credit spread environment, prepayment fees and make-whole premiums, changes in the mix of the underlying investments and cash balances, and the timing of dividends and distributions on certain investments. A continued low interest rate environment is expected to put downward pressure on this yield in future reporting periods. A portion of investment income is allocated to the operating segments based upon average assets and related capital levels deemed appropriate to support segment operations.
Total investment related gains (losses), net improved by $181.4 million for the three months ended March 31, 2017, as compared to the same period in 2016. The improvement is primarily due to a favorable change in the value of embedded derivatives related to reinsurance treaties written on a modco or funds withheld basis of $161.0 million, reflecting the impact of changes in interest rates and credit spreads on the calculation of fair value. In addition, impairments on fixed maturity and equity securities decreased by $16.6 million in the first three months of 2017, as compared to the same period in 2016. See Note 4 - “Investments” and Note 5 - “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for additional information on the impairment losses and derivatives.
The effective tax rate on a consolidated basis was 30.0% and 28.9% for the first quarter 2017 and 2016, respectively. The effective tax rate for the first three months of 2017 was lower than the U.S. Statutory rate of 35% primarily due to income generated in non-U.S. jurisdictions with lower tax rates than the U.S., and the impact of adopting newly-effective accounting guidance related to stock compensation as of January 1, 2017. As a result of the adoption, the excess tax benefits related to share-based awards are now recorded in income tax expense rather than the balance sheet. See Note 12 - “New Accounting Standards” in the Notes to Condensed Consolidated Financial Statements for additional information. The effective tax rate for the first quarter of 2016 was lower than the U.S. Statutory rate of 35% primarily as a result of tax benefits from income in non-U.S. jurisdictions with lower tax rates than the U.S. and differences in tax bases in foreign jurisdictions.

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
A discussion of each of the critical accounting policies may be found in the Company’s 2016 Annual Report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”

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

For the three months ended March 31, 2017:		Financial Solutions
(dollars in thousands)		Asset-Intensive	Financial Reinsurance	Total U.S. and Latin America
	Traditional
Revenues:
Net premiums	$1,304,345	$4,635	$—	$1,308,980
Investment income, net of related expenses	178,995	187,153	1,664	367,812
Investment related gains (losses), net	1,965	57,771	—	59,736
Other revenues	3,198	23,214	24,409	50,821
Total revenues	1,488,503	272,773	26,073	1,787,349
Benefits and expenses:
Claims and other policy benefits	1,225,640	17,536	—	1,243,176
Interest credited	20,289	79,157	—	99,446
Policy acquisition costs and other insurance expenses	180,810	83,653	5,941	270,404
Other operating expenses	31,804	6,657	2,316	40,777
Total benefits and expenses	1,458,543	187,003	8,257	1,653,803
Income before income taxes	$29,960	$85,770	$17,816	$133,546

For the three months ended March 31, 2016:		Financial Solutions
(dollars in thousands)		Asset-Intensive	Financial Reinsurance	Total U.S. and Latin America
	Traditional
Revenues:
Net premiums	$1,234,394	$6,219	$—	$1,240,613
Investment income, net of related expenses	165,023	117,215	2,607	284,845
Investment related gains (losses), net	(2,100)	(128,551)	—	(130,651)
Other revenues	3,500	22,834	18,581	44,915
Total revenues	1,400,817	17,717	21,188	1,439,722
Benefits and expenses:
Claims and other policy benefits	1,119,442	19,833	—	1,139,275
Interest credited	21,400	62,558	—	83,958
Policy acquisition costs and other insurance expenses	177,078	(39,656)	2,568	139,990
Other operating expenses	31,799	5,812	2,686	40,297
Total benefits and expenses	1,349,719	48,547	5,254	1,403,520
Income before income taxes	$51,098	$(30,830)	$15,934	$36,202
Income before income taxes increased by $97.3 million, or 268.9%, for the three months ended March 31, 2017, as compared to the same period in 2016. The increase in income before income taxes was primarily due to changes in the value of the embedded derivatives associated with reinsurance treaties structured on a modco or funds withheld basis combined with a decrease in other-than-temporary impairments. The increase in income was partially offset by unfavorable claims experience in the U.S. Traditional segment.
Traditional Reinsurance
The U.S. and Latin America Traditional segment provides life and health reinsurance to clients for a variety of products through yearly renewable term, coinsurance and modified coinsurance agreements. These reinsurance arrangements may involve either facultative or automatic agreements.

Income before income taxes for the U.S. and Latin America Traditional segment decreased by $21.1 million, or 41.4%, for the three months ended March 31, 2017, as compared to the same period in 2016. The decrease is due to unfavorable mortality experience resulting in an increase in the loss ratio to 94.0% in the first quarter of 2017 compared to 90.7% in the same period in 2016. A majority of the increase is attributed to large claim volatility; specifically an increase in the number of large claims reported.
Net premiums increased $70.0 million, or 5.7%, for the three months ended March 31, 2017, as compared to the same period in 2016. The increase was primarily due to expected organic premium growth and additional premiums associated with a large individual health treaty. The segment added new individual life business production, measured by face amount of insurance in force of $26.8 billion and $41.3 billion for the first three months of 2017 and 2016, respectively.
Net investment income increased $14.0 million, or 8.5%, for the three months ended March 31, 2017, as compared to the same period in 2016. The increase was due to both an increase in the average invested asset base and higher yields. The higher yields were mainly the result of larger variable income associated with joint ventures and limited partnerships. Investment related gains (losses), net increased $4.1 million for the three months ended March 31, 2017, as compared to the same period in 2016.
Claims and other policy benefits as a percentage of net premiums (“loss ratios”) were 94.0% and 90.7% for the three months ended March 31, 2017 and 2016, respectively. The increase in the loss ratio for the three months ended March 31, 2017, as compared to the same period in 2016 was primarily due to a higher number of individual mortality claims in excess of $1.0 million. Although reasonably predictable over a period of years, claims can be volatile over short-term periods.
Interest credited expense decreased $1.1 million, or 5.2%, for the three months ended March 31, 2017, as compared to the same period in 2016. Interest credited in this segment relates to amounts credited on cash value products which also have a significant mortality component. Income before income taxes is affected by the spread between the investment income and the interest credited on the underlying products.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 13.9% and 14.3% for the three months ended March 31, 2017 and 2016, respectively. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels within coinsurance-type arrangements. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary. Also, the mix of first year coinsurance business versus yearly renewable term business can cause the percentage to fluctuate from period to period.
Other operating expenses, as a percentage of net premiums were 2.4% and 2.6% for the three month periods ended March 31, 2017 and 2016, respectively. The expense ratio tends to fluctuate only slightly from period to period due to the maturity and scale of this segment.
Financial Solutions - Asset-Intensive Reinsurance
Asset-Intensive reinsurance within the U.S. and Latin America Financial Solutions segment primarily involves assuming investment risk within underlying annuities and corporate-owned life insurance policies. Most of these agreements are coinsurance, coinsurance with funds withheld or modco. The Company recognizes profits or losses primarily from the spread between the investment income earned and the interest credited on the underlying deposit liabilities, income associated with longevity risk and fees associated with variable annuity account values and guaranteed investment contracts.
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

(dollars in thousands)	Three months ended March 31,
	2017	2016
Revenues:
Total revenues	$272,773	$17,717
Less:
Embedded derivatives – modco/funds withheld treaties	66,738	(90,214)
Guaranteed minimum benefit riders and related free standing derivatives	(6,895)	(14,986)
Revenues before certain derivatives	212,930	122,917
Benefits and expenses:
Total benefits and expenses	187,003	48,547
Less:
Embedded derivatives – modco/funds withheld treaties	28,942	(51,053)
Guaranteed minimum benefit riders and related free standing derivatives	(2,282)	(2,849)
Equity-indexed annuities	(11,443)	13,260
Benefits and expenses before certain derivatives	171,786	89,189
Income before income taxes:
Income before income taxes	85,770	(30,830)
Less:
Embedded derivatives – modco/funds withheld treaties	37,796	(39,161)
Guaranteed minimum benefit riders and related free standing derivatives	(4,613)	(12,137)
Equity-indexed annuities	11,443	(13,260)
Income before income taxes and certain derivatives	$41,144	$33,728
Embedded Derivatives - Modco/Funds Withheld Treaties - Represents the change in the fair value of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis. The fair value changes of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in benefits and expenses. The Company’s utilization of a credit valuation adjustment did not have a material effect on the change in fair value of these embedded derivatives for the three months ended March 31, 2017 and 2016.
The change in fair value of the embedded derivatives - modco/funds withheld treaties increased (decreased) income before income taxes by $37.8 million and $(39.2) million for the three months ended March 31, 2017 and 2016, respectively. The increase in income for the three months ended March 31, 2017 was primarily due to tightening credit spreads and a divergence in the interest rate swap curve relative to treasury rates. The decrease in income for the three months ended March 31, 2016 was primarily due to widening credit spreads.
Guaranteed Minimum Benefit Riders - Represents the impact related to guaranteed minimum benefits associated with the Company’s reinsurance of variable annuities. The fair value changes of the guaranteed minimum benefits along with the changes in fair value of the free standing derivatives (interest rate swaps, financial futures and equity options), purchased by the Company to substantially hedge the liability are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in benefits and expenses. The Company’s utilization of a credit valuation adjustment did not have a material effect on the change in fair value of these embedded derivatives for the three months ended March 31, 2017 and 2016.
The change in fair value of the guaranteed minimum benefits, after allowing for changes in the associated free standing derivatives, decreased income before income taxes by $4.6 million and $12.1 million for the three months ended March 31, 2017 and 2016, respectively. The decrease in income for the three months ended March 31, 2017 and 2016 was primarily the result of shifts in policyholder behavior.

Equity-Indexed Annuities - Represents changes in the liability for equity-indexed annuities in excess of changes in account value, after adjustments for related deferred acquisition expenses. The change in fair value of embedded derivative liabilities associated with equity-indexed annuities increased (decreased) income before income taxes by $11.4 million and $(13.3) million for the three months ended March 31, 2017 and 2016, respectively.  The increase in income for the three months ended March 31, 2017 was primarily due to rising equity markets. The decrease in income for the three months ended March 31, 2016 was due to declining equity markets, which was partially offset by decreasing interest rates.
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
Discussion and analysis before certain derivatives:
Income before income taxes and certain derivatives increased by $7.4 million for the three months ended March 31, 2017, as compared to the same period in 2016. The increase was primarily due to rising equity markets in 2017 and declining equity markets in 2016.
Revenue before certain derivatives increased by $90.0 million for the three months ended March 31, 2017, as compared to the same period in 2016. The increase in the first quarter was primarily due to the change in fair value of equity options associated with the reinsurance of certain EIAs and other-than-temporary impairments on investments in the first quarter of 2016. The effect on investment income related to equity options is substantially offset by a corresponding change in interest credited.
Benefits and expenses before certain derivatives increased by $82.6 million for the three months ended March 31, 2017, as compared to the same period in 2016. The increase in the first quarter of 2017 was primarily due to higher interest credited associated with the reinsurance of EIAs. The effect on interest credited related to equity options is substantially offset by a corresponding change in investment income.
The invested asset base supporting this segment increased to $13.2 billion as of March 31, 2017 from $13.1 billion as of March 31, 2016. As of March 31, 2017, $4.1 billion of the invested assets were funds withheld at interest, of which greater than 90% is associated with one client.
Financial Solutions - Financial Reinsurance
Financial Reinsurance within the U.S. and Latin America Financial Solutions segment income before income taxes consists primarily of net fees earned on financial reinsurance transactions. Additionally, a portion of the business is brokered business in which the Company does not participate in the assumption of risk. The fees earned from financial reinsurance contracts and brokered business are reflected in other revenues, and the fees paid to retrocessionaires are reflected in policy acquisition costs and other insurance expenses.
Income before income taxes increased $1.9 million, or 11.8%, for the three months ended March 31, 2017, as compared to the same period in 2016. The increase was primarily due to growth from new transactions.
At March 31, 2017 and 2016, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial structures was $10.6 billion and $7.4 billion, respectively. The increase was primarily due to a number of new transactions, as well as organic growth on existing transactions. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and therefore can fluctuate from period to period.

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

(dollars in thousands)	Three months ended March 31,
	2017			2016
Revenues:	Traditional	Financial Solutions	Total Canada	Traditional	Financial Solutions	Total Canada
Net premiums	$215,762	$9,410	$225,172	$215,463	$8,951	$224,414
Investment income, net of related expenses	44,506	1,044	45,550	42,023	384	42,407
Investment related gains (losses), net	3,843	—	3,843	1,640	—	1,640
Other revenues	164	1,353	1,517	(1,126)	1,349	223
Total revenues	264,275	11,807	276,082	258,000	10,684	268,684
Benefits and expenses:
Claims and other policy benefits	191,052	7,619	198,671	172,401	9,604	182,005
Interest credited	4	—	4	2	—	2
Policy acquisition costs and other insurance expenses	45,682	144	45,826	57,138	204	57,342
Other operating expenses	8,209	452	8,661	8,364	284	8,648
Total benefits and expenses	244,947	8,215	253,162	237,905	10,092	247,997
Income before income taxes	$19,328	$3,592	$22,920	$20,095	$592	$20,687
Income before income taxes increased by $2.2 million, or 10.8%, for the three months ended March 31, 2017, as compared to the same period in 2016. The increase in income in the first three months of 2017 is primarily due to favorable experience on longevity business, offset by unfavorable traditional individual life mortality experience. A strengthening Canadian dollar resulted in an increase in income before income taxes of $1.4 million for the three months ended March 31, 2017, as compared to the same period in 2016.
Traditional Reinsurance
Income before income taxes for the Canada Traditional segment decreased by $0.8 million, or 3.8%, for the three months ended March 31, 2017, as compared to the same period in 2016. The decrease in income before income taxes in 2017 is primarily due to unfavorable traditional individual life mortality experience, as compared to the same period in 2016. A strengthening Canadian dollar resulted in an increase in income before income taxes of $1.2 million for the three months ended March 31, 2017, as compared to the same period in 2016.
Net premiums increased $0.3 million, or 0.1%, for the three months ended March 31, 2017, as compared to the same period in 2016. Foreign currency exchange fluctuation in the Canadian dollar resulted in an increase in net premiums of approximately $7.6 million for the three months ended March 31, 2017, as compared to the same period in 2016. In addition, traditional individual life business premiums increased over the same period in 2016. Largely offsetting these increases was an anticipated decrease in creditor premiums of $20.3 million.
Net investment income increased $2.5 million, or 5.9%, for the three months ended March 31, 2017, as compared to the same period in 2016. Foreign currency exchange fluctuation in the Canadian dollar resulted in an increase in net investment income of approximately $1.5 million for the three months ended March 31, 2017, as compared to the same period in 2016. Also contributing to the increase was an increase in the invested asset base.
Other revenues increased by $1.3 million for the three months ended March 31, 2017, as compared to the same period in 2016. The increase in other revenues in the first three months of 2017 relates to gains on foreign currency exchange.
Loss ratios for this segment were 88.5% and 80.0% for the three months ended March 31, 2017 and 2016, respectively. The increase in the loss ratio for the first quarter of 2017, as compared to the same period in 2016, is due to unfavorable traditional individual life mortality experience and a decrease in creditor business premiums. Loss ratios for the traditional individual life mortality business were 102.4% and 99.4% for the first three months ended March 31, 2017 and 2016, respectively. Excluding creditor business, claims as a percentage of net premiums for this segment were 81.8% and 78.4% for the three months ended March 31, 2017 and 2016, respectively. Historically, the loss ratio increased primarily as the result of several large permanent level premium in force blocks assumed in 1997 and 1998. These blocks are mature blocks of long-term permanent level premium business in which mortality as a percentage of net premiums is expected to be higher than historical ratios. The nature of permanent level premium policies requires the Company to set up actuarial liabilities and invest the amounts received in excess of early-year claims costs to fund claims in later years when premiums, by design, continue to be level as compared to expected increasing mortality or claim costs. As such, investment income becomes a more significant component of profitability of these in force blocks. Excluding creditor business, claims and other policy benefits, as a percentage of net premiums and investment income were 81.9% and 79.2% for the three months ended March 31, 2017 and 2016, respectively.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 21.2% and 26.5% for the three months ended March 31, 2017 and 2016, respectively. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels and product mix. The current period decrease reflects a lower level of creditor business. In addition, the amortization patterns of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary.
Other operating expenses as a percentage of net premiums were 3.8% and 3.9% for the three months ended March 31, 2017 and 2016, respectively.
Financial Solutions Reinsurance
Income before income taxes increased by $3.0 million for the three months ended March 31, 2017, as compared to the same period in 2016. The increase in income in the first three months was primarily due to favorable experience on longevity business. A strengthening Canadian dollar resulted in an increase in income before income taxes of $0.2 million for the three months ended March 31, 2017, as compared to the same period in 2016.
Net premiums increased $0.5 million, or 5.1%, for the three months ended March 31, 2017, as compared to the same period in 2016. The increase was primarily due to a strengthening Canadian dollar resulted in an increase in net premiums of approximately $0.4 million for the three months ended March 31, 2017, as compared to the same period in 2016.
Net investment income increased $0.7 million for the three months ended March 31, 2017, as compared to the same period in 2016 primarily due to an increase in the invested asset base.
Claims and other policy benefits decreased $2.0 million, or 20.7%, for the three months ended March 31, 2017 as compared to the same period in 2016. The decrease was primarily a result of favorable experience on longevity business.

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

(dollars in thousands)	Three months ended March 31,
	2017			2016
Revenues:	Traditional	Financial Solutions	Total EMEA	Traditional	Financial Solutions	Total EMEA
Net premiums	$304,672	$41,995	$346,667	$276,435	$35,606	$312,041
Investment income, net of related expenses	12,720	29,681	42,401	12,168	28,684	40,852
Investment related gains (losses), net	7	4,575	4,582	5	(1,004)	(999)
Other revenues	687	3,738	4,425	1,026	4,470	5,496
Total revenues	318,086	79,989	398,075	289,634	67,756	357,390
Benefits and expenses:
Claims and other policy benefits	266,401	35,936	302,337	251,243	36,443	287,686
Interest credited	—	4,113	4,113	—	408	408
Policy acquisition costs and other insurance expenses	15,163	289	15,452	14,782	(193)	14,589
Other operating expenses	22,546	7,733	30,279	24,725	5,674	30,399
Total benefits and expenses	304,110	48,071	352,181	290,750	42,332	333,082
Income (loss) before income taxes	$13,976	$31,918	$45,894	$(1,116)	$25,424	$24,308

Income before income taxes increased by $21.6 million, or 88.8%, for the three months ended March 31, 2017, as compared to the same period in 2016. The increase in income before income taxes for the first three months was primarily due to improved claims experience. Foreign currency exchange fluctuations resulted in a decrease in income before income taxes totaling $5.5 million for the three months ended March 31, 2017, as compared to the same period in 2016.
Traditional Reinsurance
Income before income taxes increased by $15.1 million, for the three months ended March 31, 2017, as compared to the same period in 2016. The increase in income before income taxes was primarily due to improved claims experience over a poor prior-year period. Individual life claims experience improved across many markets in the segment and critical illness experience in the UK and South Africa also improved as compared to the same period in 2016. Foreign currency exchange fluctuations resulted in a decrease in income before income taxes totaling $0.7 million for the three months ended March 31, 2017, as compared to the same period in 2016.
Net premiums increased $28.2 million, or 10.2%, for the three months ended March 31, 2017, as compared to the same period in 2016. The increase in net premiums was primarily due to increased business volumes, most notably in South Africa related to a treaty entered into during the second quarter of 2016. Unfavorable foreign currency exchange fluctuations decreased net premiums by approximately $17.9 million for the three months of 2017, as compared to the same period in 2016.
A portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage, primarily in the UK. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Net premiums earned from this coverage totaled $46.0 million and $53.6 million for the first three months of 2017 and 2016, respectively.
Net investment income increased $0.6 million, or 4.5%, for the three months ended March 31, 2017, as compared to the same period in 2016. The increase for the first three months of 2017 was primarily due to an increase in the invested asset base. Foreign currency exchange fluctuation resulted in a decrease in net investment income of approximately $0.7 million for the three months ended March 31, 2017, as compared to the same period in 2016.
Loss ratios for this segment were 87.4% and 90.9% for the three month periods ended March 31, 2017 and 2016, respectively. The decrease in the loss ratio for the first three months of 2017 reflects improved claims experience compared to the prior year. Management views recent experience as normal short-term volatility that is inherent in the business.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 5.0% and 5.3% for the three months ended March 31, 2017 and 2016, respectively. These percentages fluctuate due to timing of client company reporting, variations in the mixture of business and the relative maturity of the business.
Other operating expenses decreased $2.2 million, or 8.8%, for the three months ended March 31, 2017, as compared to the same period in 2016. The decrease was primarily due to expense timing variability and the effect of foreign currency exchange fluctuations. Foreign currency exchange fluctuation resulted in a decrease in operating expenses of approximately $0.6 million for the three months ended March 31, 2017, as compared to the same period in 2016. Other operating expenses as a percentage of net premiums totaled 7.4% and 8.9% for the three months ended March 31, 2017 and 2016, respectively.
Financial Solutions Reinsurance
Income before income taxes increased by $6.5 million, or 25.5%, for the three months ended March 31, 2017, as compared to the same period in 2016. The increase in income before income taxes for the first three months was primarily due to favorable longevity experience. Unfavorable foreign currency exchange fluctuations, primarily due to a weaker British Pound, resulted in a decrease in income before income taxes totaling $4.7 million for the three months ended March 31, 2017, as compared to the same period in 2016.
Net premiums increased $6.4 million, or 17.9%, for the three months ended March 31, 2017, as compared to the same period in 2016 due to growth in longevity business. Net premiums increased due to increased volumes related to closed block longevity business. Unfavorable foreign currency exchange fluctuations decreased net premiums by approximately $6.2 million for the three months ended March 31, 2017, as compared to the same period in 2016.
Net investment income increased $1.0 million, or 3.5%, for the three months ended March 31, 2017, as compared to the same period in 2016. This increase was primarily due to an increase in the asset base related to new business.
Other revenues decreased by $0.7 million, or 16.4%, for the three months ended March 31, 2017, as compared to the same period in 2016. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and, therefore, can fluctuate from period to period.

Claims and other policy benefits decreased $0.5 million, or 1.4%, for the three months ended March 31, 2017, as compared to the same period in 2016. An increase in claims and other policy benefits due to increased business volumes was more than offset by unfavorable foreign currency exchange fluctuations of $5.4 million.
Interest credited expense increased by $3.7 million for the three months ended March 31, 2017, as compared to the same period in 2016. Interest credited in this segment relates to amounts credited to the contractholders of unit-linked products. The effect on interest credited related to unit-linked products is substantially offset by a corresponding change in investment income.
Other operating expenses increased $2.1 million, or 36.3%, for the three months ended March 31, 2017, as compared to the same period in 2016. The increase is primarily due to increased administration costs related to longevity transactions and are offset partially by the effect of foreign currency exchange fluctuations. Foreign currency exchange fluctuation resulted in a decrease in operating expenses of approximately $0.7 million for the three months ended March 31, 2017, as compared to the same period in 2016.
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

(dollars in thousands)	Three months ended March 31,
	2017			2016
Revenues:	Traditional	Financial Solutions	Total Asia Pacific	Traditional	Financial Solutions	Total Asia Pacific
Net premiums	$483,307	$1,526	$484,833	$374,142	$5,686	$379,828
Investment income, net of related expenses	21,902	5,536	27,438	19,867	6,374	26,241
Investment related gains (losses), net	—	7,185	7,185	14	1,687	1,701
Other revenues	21	6,205	6,226	176	6,324	6,500
Total revenues	505,230	20,452	525,682	394,199	20,071	414,270
Benefits and expenses:
Claims and other policy benefits	355,439	6,495	361,934	274,298	3,473	277,771
Interest credited	—	2,997	2,997	—	3,030	3,030
Policy acquisition costs and other insurance expenses	72,857	1,917	74,774	44,367	1,287	45,654
Other operating expenses	35,246	3,171	38,417	34,374	3,728	38,102
Total benefits and expenses	463,542	14,580	478,122	353,039	11,518	364,557
Income before income taxes	$41,688	$5,872	$47,560	$41,160	$8,553	$49,713
Income before income taxes decreased by $2.2 million, or 4.3%, for the three months ended March 31, 2017, as compared to the same period in 2016. The decrease in income before income taxes for the first three months is primarily attributable to less favorable mortality and morbidity experience in Australia as compared to the same period in 2016. This decrease in income was largely offset by higher income from offices in Asia primarily driven by business growth. Foreign currency exchange fluctuations resulted in an increase to income before income taxes totaling approximately $0.9 million for the three months ended March 31, 2017, as compared to the same period in 2016.
Traditional Reinsurance
Income before income taxes increased by $0.5 million, or 1.3%, for the three months ended March 31, 2017, as compared to the same period in 2016. The increase in income before income taxes in 2017 was primarily due to business growth in Asia, offset by less favorable mortality and morbidity experience in Australia. Foreign currency exchange fluctuations resulted in an increase to income before income taxes totaling approximately $0.9 million for the three months of 2017, as compared to the same period in 2016.
Net premiums increased by $109.2 million, or 29.2%, for the three months ended March 31, 2017, as compared to the same period in 2016. The increase for the three month period in 2017 was driven by both new and existing business written throughout the segment as well as a premium accrual true-up based on client reporting. Foreign currency exchange fluctuations resulted in an increase in net premiums of approximately $11.8 million for the three months of 2017, as compared to the same period in 2016.

A portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Reinsurance of critical illness in the segment is offered primarily in South Korea, Australia and Hong Kong. Net premiums earned from this coverage totaled $141.9 million and $98.4 million for the first three months ended March 31, 2017 and 2016, respectively.
Net investment income increased $2.0 million, or 10.2%, for the three months ended March 31, 2017, as compared to the same period in 2016. The increase was primarily due to an increase in the invested asset base. Foreign currency exchange fluctuations resulted in an increase in net investment income of approximately $0.8 million for the three months ended March 31, 2017, as compared to the same period in 2016.
Other revenues decreased by $0.2 million, or 88.1%, for the three months ended March 31, 2017, as compared to the same period in 2016. The decrease in other revenues for the first three months of 2017 was due to foreign currency exchange losses as a result of the appreciation of certain Asian currencies in the current quarter.
Loss ratios for this segment were relatively unchanged at 73.5% and 73.3% for the three months ended March 31, 2017 and 2016, respectively.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 15.1% and 11.9% for the three months ended March 31, 2017 and 2016, respectively. The ratio of policy acquisition costs and other insurance expenses as a percentage of net premiums should generally decline as the business matures; however, the percentage does fluctuate periodically due to timing of client company reporting and variations in the mixture of business. The increase in the current quarter is primarily due to the true-up of allowances based on client reporting.
Other operating expenses increased $0.9 million or 2.5%, for the three months ended March 31, 2017, as compared to the same period in 2016 mainly due to increased compensation costs, primarily in the growing Asian operations based in Hong Kong. Other operating expenses as a percentage of net premiums totaled 7.3% and 9.2% for the three months ended March 31, 2017 and 2016, respectively. The timing of premium flows and the level of costs associated with the entrance into and development of new markets within the segment may cause other operating expenses as a percentage of net premiums to fluctuate over periods of time.
Financial Solutions Reinsurance
Income before income taxes decreased by $2.7 million, or 31.3%, for the three months ended March 31, 2017, as compared to the same period in 2016. The decrease in income before income taxes is primarily attributable to policy lapses on a closed block of business in Japan. Foreign currency exchange fluctuations had a negligible affect on income before income taxes for the three months ended March 31, 2017, as compared to the same period in 2016.
Net premiums decreased $4.2 million, or 73.2%, for the three months ended March 31, 2017, as compared to the same period in 2016. The decrease was primarily due to the aforementioned policy lapses on a closed block of business associated with a treaty in Japan.
Net investment income decreased $0.8 million, or 13.1%, for the three months ended March 31, 2017, as compared to the same period in 2016. The decrease is primarily driven by a lower invested asset base. Foreign currency exchange fluctuation resulted in an increase in net investment income of approximately $0.2 million for the three months ended March 31, 2017, as compared to the same period in 2016.
Other revenues decreased by $0.1 million, or 1.9%, for the three months ended March 31, 2017, as compared to the same period in 2016. At March 31, 2017 and 2016, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures was $1.5 billion and $1.0 billion, respectively. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and, therefore, can fluctuate from period to period.
Claims and other policy benefits increased by $3.0 million, or 87.0%, for the three months ended March 31, 2017, as compared to the same period in 2016. This increase is attributable to higher benefits paid out related to the aforementioned closed block of business in Japan.
Other operating expenses decreased $0.6 million, or 14.9%, for the three months ended March 31, 2017, as compared to the same period in 2016, respectively. The timing of premium flows and the level of costs associated with the entrance into and development of new markets within the segment may cause other operating expenses to fluctuate over periods of time.

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

(dollars in thousands)	Three months ended March 31,
	2017	2016
Revenues:
Net premiums	$44	$109
Investment income, net of related expenses	31,163	22,921
Investment related gains (losses), net	(14,823)	7,423
Other revenues	5,168	2,049
Total revenues	21,552	32,502
Benefits and expenses:
Claims and other policy benefits	27	27
Interest credited	1,124	507
Policy acquisition costs and other insurance income	(27,067)	(23,812)
Other operating expenses	40,372	39,978
Interest expense	42,402	32,807
Collateral finance and securitization expense	6,770	6,325
Total benefits and expenses	63,628	55,832
Loss before income taxes	$(42,076)	$(23,330)
Loss before income taxes increased by $18.7 million, or 80.4%, for the three months ended March 31, 2017, as compared to the same period in 2016. The increase in loss before income taxes in the first quarter is primarily due to a decrease of $22.2 million in investment related gains (losses), net, and a $9.6 million increase in interest expense partially offset by an increase of $8.2 million in investment income.
Total revenues decreased by $11.0 million, or 33.7%, for the three months ended March 31, 2017, as compared to the same period in 2016. The decrease for the first three months is primarily caused by a decrease of $22.2 million in investment related gains (losses), net, primarily due to an increase in other-than-temporary impairments of $2.6 million and a decrease in net gains on the sale of securities of $17.6 million. This increase was partially offset by an increase of $8.2 million in investment income related to an increase in unallocated invested assets and an increase in other revenues of $3.1 million.
Total benefits and expenses increased by $7.8 million, or 14.0%, for the three months ended March 31, 2017, as compared to the same period in 2016. The increase in the first three months is primarily due to a $9.6 million increase in interest expense related to the issuance of $800.0 million in long-term debt during the second quarter of 2016, offset by a decrease of $3.3 million in policy acquisition costs and other insurance income.
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

Current Market Environment
The current interest rate environment in select markets, primarily the U.S. and Canada, continues to negatively affect the Company's earnings. The Company’s average investment yield, excluding spread business, for the three months ended March 31, 2017 was 4.41%, 5 basis points below the same period in 2016. The Company’s insurance liabilities, in particular its annuity products, are sensitive to changing market factors. Gross unrealized gains on fixed maturity and equity securities available-for-sale increased from $2,246.5 million at December 31, 2016 to $2,426.3 million at March 31, 2017. Similarly, gross unrealized losses decreased from $374.9 million at December 31, 2016 to $277.6 million at March 31, 2017.
The Company continues to be in a position to hold any investment security showing an unrealized loss until recovery, provided it remains comfortable with the credit of the issuer. As indicated above, gross unrealized gains on investment securities of $2,426.3 million remain well in excess of gross unrealized losses of $277.6 million as of March 31, 2017. Historically low interest rates continued to put pressure on the Company’s investment yield. The Company does not rely on short-term funding or commercial paper and to date it has experienced no liquidity pressure, nor does it anticipate such pressure in the foreseeable future.
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

	Three months ended March 31,
	2017	2016
Interest expense	$50,221	$40,523
Capital contributions to subsidiaries	7,500	—
Dividends to shareholders	26,381	24,019
Interest and dividend income	26,073	23,049

	March 31, 2017	December 31, 2016
Cash and invested assets	$1,055,713	$1,443,755
See Item 15, Schedule II - “Condensed Financial Information of the Registrant” in the 2016 Annual Report for additional financial information related to RGA.
The undistributed earnings of substantially all of the Company’s foreign subsidiaries have been reinvested indefinitely in such non-U.S. operations, as described in Note 9 - “Income Tax” of the Notes to Consolidated Financial Statements in the 2016 Annual Report. Under current tax laws, should the Company repatriate such earnings, it may be subject to additional U.S. income taxes and foreign withholding taxes.
RGA endeavors to maintain a capital structure that provides financial and operational flexibility to its subsidiaries, credit ratings that support its competitive position in the financial services marketplace, and shareholder returns. As part of the Company’s capital deployment strategy, is has in recent years repurchased shares of RGA common stock and paid dividends to RGA shareholders, as authorized by the board of directors. RGA’s current share repurchase program, which was approved by the board of directors in January 2017, authorizes the repurchase of up to $400.0 million of common stock. The pace of repurchase activity depends on various factors such as the level of available cash, an evaluation of the costs and benefits associated with alternative uses of excess capital, such as acquisitions and in force reinsurance transactions, and RGA’s stock price.

Details underlying dividend and share repurchase program activity were as follows (in thousands, except share data):

	Three months ended March 31,
	2017	2016
Dividends to shareholders	$26,381	$24,019
Repurchases of treasury stock	—	105,144
Total amount paid to shareholders	$26,381	$129,163

Number of shares repurchased	—	1,232,684
Average price per share	$—	$85.30
In April 2017, RGA’s board of directors declared a quarterly dividend of $0.41 per share. All future payments of dividends are at the discretion of RGA’s board of directors and will depend on the Company’s earnings, capital requirements, insurance regulatory conditions, operating conditions, and other such factors as the board of directors may deem relevant. The amount of dividends that RGA can pay will depend in part on the operations of its reinsurance subsidiaries. See Note 3 - “Equity” in the Notes to Condensed Consolidated Financial Statements for information on the Company’s share repurchase program.
Debt
Certain of the Company’s debt agreements contain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of consolidated net worth, maximum ratios of debt to capitalization and change of control provisions. The Company is required to maintain a minimum consolidated net worth, as defined in the debt agreements, of $3.5 billion, calculated as of the last day of each fiscal quarter. Also, consolidated indebtedness, calculated as of the last day of each fiscal quarter, cannot exceed 35% of the sum of the Company’s consolidated indebtedness plus adjusted consolidated stockholders’ equity. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the various agreements. Additionally, the Company’s debt agreements contain cross-default covenants, which would make outstanding borrowings immediately payable in the event of a material uncured covenant default under any of the agreements, including, but not limited to, non-payment of indebtedness when due for an amount in excess of $100.0 million, bankruptcy proceedings, or any other event which results in the acceleration of the maturity of indebtedness. As of March 31, 2017 and December 31, 2016, the Company had $2.8 billion and $3.1 billion, respectively, in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, available liquidity at the holding company, and the Company’s ability to raise additional funds.
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
The Company may borrow up to $850.0 million in cash and obtain letters of credit in multiple currencies on its revolving credit facility that expires in September 2019. As of March 31, 2017, the Company had no cash borrowings outstanding and $125.4 million in issued, but undrawn, letters of credit under this facility. As of both March 31, 2017 and December 31, 2016, the average interest rate on long-term debt outstanding was 5.12% and 5.16%, respectively.
Based on the historic cash flows and the current financial results of the Company, management believes RGA’s cash flows will be sufficient to enable RGA to meet its obligations for at least the next 12 months.
Credit and Committed Facilities
At March 31, 2017, the Company maintained an $850.0 million syndicated revolving credit facility and certain committed letter of credit facilities aggregating $754.8 million. See Note 13 - “Debt” in the Notes to Consolidated Financial Statements in the 2016 Annual Report for further information about these facilities.
The Company has obtained bank letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions similar to those described in the “Debt” discussion above. At March 31, 2017, there were approximately $169.6 million of outstanding bank letters of credit in favor of third parties. Additionally, in accordance with applicable regulations, the Company utilizes letters of credit to secure statutory reserve credits when it retrocedes business to its affiliated subsidiaries. The Company cedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions, such as the U.S. and the UK. The Company believes the capital required to support the business in the affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of March 31, 2017, $1.4 billion in letters of credit from various banks were outstanding, but undrawn, backing reinsurance between the various subsidiaries of the Company.
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
Additional sources of liquidity to meet unexpected cash outflows in excess of operating cash inflows and current cash and equivalents on hand include selling short-term investments or fixed maturity securities and drawing funds under a revolving credit facility, under which the Company had availability of $724.6 million as of March 31, 2017. The Company also has $1,154.7 million of funds available through collateralized borrowings from the FHLB as of March 31, 2017. As of March 31, 2017, the Company could have borrowed these additional amounts without violating any of its existing debt covenants.
The Company’s principal cash outflows relate to the payment of claims liabilities, interest credited, operating expenses, income taxes, dividends to shareholders, purchases of treasury stock, and principal and interest under debt and other financing obligations. The Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage and coinsurance contracts (See Note 2, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in the 2016 Annual Report). The Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance. The Company has never experienced a material default in connection with retrocession arrangements, nor has it experienced any difficulty in collecting claims recoverable from retrocessionaires; however, no assurance can be given as to the future performance of such retrocessionaires nor to the recoverability of future claims. The Company’s management believes its current sources of liquidity are adequate to meet its cash requirements for the next 12 months.
Summary of Primary Sources and Uses of Liquidity and Capital
The Company’s primary sources and uses of liquidity and capital are summarized as follows:

	For the three months ended March 31,
	2017	2016
	(Dollars in thousands)
Sources:
Net cash provided by operating activities	$417,365	$368,572
Exercise of stock options, net	1,719	3,239
Change in cash collateral for derivative positions and other arrangements	—	40,392
Cash provided by changes in universal life and other
investment type policies and contracts	1,066	391,071
Effect of exchange rate changes on cash	18,833	20,439
Total sources	438,983	823,713

Uses:
Net cash used in investing activities	110,967	709,597
Dividends to stockholders	26,381	24,019
Repayment of collateral finance and securitization notes	16,908	6,877
Principal payments of long-term debt	300,636	610
Purchases of treasury stock	3,067	105,803
Change in cash collateral for derivative positions and other arrangements	3,628	—
Total uses	461,587	846,906
Net change in cash and cash equivalents	$(22,604)	$(23,193)
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
Contractual Obligations
There were no material changes in the Company’s contractual obligations from those reported in the 2016 Annual Report.
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
The Company’s liquidity position (cash and cash equivalents and short-term investments) was $1,232.4 million and $1,277.4 million at March 31, 2017 and December 31, 2016, respectively. Cash and cash equivalents includes cash collateral received from derivative counterparties of $194.1 million and $254.5 million as of March 31, 2017 and December 31, 2016, respectively. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in other liabilities in the Company’s condensed consolidated balance sheets. Liquidity needs are determined from valuation analyses conducted by operational units and are driven by product portfolios. Periodic evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.
See “Securities Borrowing, Lending and Other” in Note 4 - “Investments” in the Notes to Condensed Consolidated Financial Statements for information related to the Company’s securities borrowing, lending and repurchase/reverse repurchase programs. In addition to its security agreements with third parties, certain RGA’s subsidiaries have entered into intercompany securities lending agreements to more efficiently source securities for lending to third parties and to provide for more efficient regulatory capital management.
The Company is a member of the FHLB and holds $60.5 million of FHLB common stock, which is included in other invested assets on the Company’s condensed consolidated balance sheets. Membership provides the Company access to borrowing arrangements (“advances”) and funding agreements, discussed below, with the FHLB. The Company did not have any advances from the FHLB at March 31, 2017 and December 31, 2016. The Company’s average outstanding balance of advances was $3.1 million for the first three months of 2017, and $35.5 million for the first three months of 2016. Interest on advances is reflected in interest expense on the Company’s condensed consolidated statements of income.
In addition, the Company has also entered into funding agreements with the FHLB under guaranteed investment contracts whereby the Company has issued the funding agreements in exchange for cash and for which the FHLB has been granted a blanket lien on the Company’s commercial and residential mortgage-backed securities and commercial mortgage loans used to collateralize the Company’s obligations under the funding agreements. The Company maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreements represented by this blanket lien provide that upon any event of default by the Company, the FHLB’s recovery is limited to the amount of the Company’s liability under the outstanding funding agreements. The amount of the Company’s liability for the funding agreements with the FHLB under guaranteed investment contracts was $1.2 million and $1.1 billion at March 31, 2017 and December 31, 2016, respectively, which is included in interest sensitive contract liabilities on the Company’s condensed consolidated balance sheets. The advances on these agreements are collateralized primarily by commercial and residential mortgage-backed securities, commercial mortgage loans, and U.S. Treasury and government agency securities. The amount of collateral exceeds the liability and is dependent on the type of assets collateralizing the guaranteed investment contracts.
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
Portfolio Composition
The Company had total cash and invested assets of $46.6 billion and $46.0 billion at March 31, 2017 and December 31, 2016, respectively, as illustrated below (dollars in thousands):

	March 31, 2017	% of Total	December 31, 2016	% of Total
Fixed maturity securities, available-for-sale	$32,694,793	70.2%	$32,093,625	69.6%
Mortgage loans on real estate	3,871,309	8.3	3,775,522	8.2
Policy loans	1,402,940	3.0	1,427,602	3.1
Funds withheld at interest	5,943,450	12.8	5,875,919	12.8
Short-term investments	54,288	0.1	76,710	0.2
Other invested assets	1,429,175	3.1	1,591,940	3.5
Cash and cash equivalents	1,178,114	2.5	1,200,718	2.6
Total cash and invested assets	$46,574,069	100.0%	$46,042,036	100.0%
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

	Three months ended March 31,
	2017	2016	Increase/ (Decrease)
Average invested assets at amortized cost	$25,212,377	$22,379,003	12.7%
Net investment income	273,208	245,299	11.4%
Investment yield (ratio of net investment income to average invested assets)	4.41%	4.46%	(5) bps

Investment yield decreased for the three months ended March 31, 2017 in comparison to the same period in the prior year due to the effect of low interest rate environment.

Fixed Maturity and Equity Securities Available-for-Sale
See “Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables that provide the amortized cost, unrealized gains and losses, estimated fair value of fixed maturity and equity securities, and the other-than-temporary impairments in AOCI by sector as of March 31, 2017 and December 31, 2016.
The Company’s fixed maturity securities are invested primarily in corporate bonds, mortgage- and asset-backed securities, and U.S. and foreign government securities. As of March 31, 2017 and December 31, 2016, approximately 95.1% and 95.0%, respectively, of the Company’s consolidated investment portfolio of fixed maturity securities were investment grade.
Important factors in the selection of investments include diversification, quality, yield, call protection and total rate of return potential. The relative importance of these factors is determined by market conditions and the underlying reinsurance liability and existing portfolio characteristics. The largest asset class in which fixed maturity securities were invested was corporate securities, which represented approximately 61.8% and 61.1% of total fixed maturity securities as of March 31, 2017 and December 31, 2016, respectively. See “Corporate Fixed Maturity Securities” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables showing the major industry types, which comprise the corporate fixed maturity holdings at March 31, 2017 and December 31, 2016.
As of March 31, 2017, the Company’s investments in Canadian and Canadian provincial government securities remains unchanged from December 31, 2016, representing 11.4% of the fair value of total fixed maturity securities. These assets are primarily high quality, long duration provincial strips, the valuation of which is closely linked to the interest rate curve. These assets are longer in duration and held primarily for asset/liability management to meet Canadian regulatory requirements. See “Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables showing the various sectors as of March 31, 2017 and December 31, 2016.
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
The quality of the Company’s available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity security portfolio, at March 31, 2017 and December 31, 2016 was as follows (dollars in thousands):

		March 31, 2017			December 31, 2016
NAIC Designation	Rating Agency Designation	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
1	AAA/AA/A	$19,816,139	$21,521,758	65.8%	$19,813,653	$21,369,081	66.5%
2	BBB	9,159,294	9,571,666	29.3	8,834,469	9,162,483	28.5
3	BB	1,079,371	1,109,172	3.4	944,839	955,735	3.0
4	B	383,254	377,469	1.2	414,087	411,138	1.3
5	CCC and lower	91,245	105,749	0.3	187,744	177,481	0.6
6	In or near default	11,264	8,979	—	16,995	17,707	0.1
	Total	$30,540,567	$32,694,793	100.0%	$30,211,787	$32,093,625	100.0%

The Company’s fixed maturity portfolio includes structured securities. The following table shows the types of structured securities the Company held at March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017		December 31, 2016
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Residential mortgage-backed securities:
Agency	$584,067	$608,066	$579,686	$602,549
Non-agency	697,104	695,811	678,353	676,027
Total residential mortgage-backed securities	1,281,171	1,303,877	1,258,039	1,278,576
Commercial mortgage-backed securities	1,272,020	1,289,338	1,342,440	1,363,654
Asset-backed securities	1,379,251	1,380,590	1,443,822	1,429,344
Total	$3,932,442	$3,973,805	$4,044,301	$4,071,574
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
Asset-backed securities include credit card and automobile receivables, student loans, home equity loans and collateralized debt obligations (primarily collateralized loan obligations). The Company owns floating rate securities that represent approximately 13.0% and 12.9% of the total fixed maturity securities at March 31, 2017 and December 31, 2016, respectively. These investments have a higher degree of income variability than the other fixed income holdings in the portfolio due to the floating rate nature of the interest payments. The Company holds these investments to match specific floating rate liabilities primarily reflected in the condensed consolidated balance sheets as collateral finance notes, as well as to enhance asset management strategies. In addition to the risks associated with floating rate securities, principal risks in holding asset-backed securities are structural, credit and capital market risks. Structural risks include the securities’ cash flow priority in the capital structure and the inherent prepayment sensitivity of the underlying collateral. Credit risks include the adequacy and ability to realize proceeds from the collateral. Credit risks are mitigated by credit enhancements which include excess spread, over-collateralization and subordination. Capital market risks include general level of interest rates and the liquidity for these securities in the marketplace.
The Company monitors its fixed maturity and equity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, the length of time and the extent to which the market value has been below amortized cost, compliance with covenants, general market and industry sector conditions, current intent and ability to hold securities, and various other subjective factors. Based on management’s judgment, securities determined to have an other-than-temporary impairment in value are written down to fair value. See “Investments – Other-than-Temporary Impairment” in Note 2 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in the 2016 Annual Report for additional information. The table below summarizes other-than-temporary impairments and changes in the mortgage loan provision for the three months ended March 31, 2017 and 2016 (dollars in thousands).

	Three months ended March 31,
	2017	2016
Impairment losses on fixed maturity securities	$17,189	$33,817
Other impairment losses	(2)	2,049
Change in mortgage loan provision	101	11
Total	$17,288	$35,877
The fixed maturity impairments for the three months ended March 31, 2017 and 2016 were largely related to high-yield corporate securities. In addition, other impairment losses for the three months ended March 31, 2016 are due to impairments on limited partnerships.

At March 31, 2017 and December 31, 2016, the Company had $277.6 million and $374.9 million, respectively, of gross unrealized losses related to its fixed maturity and equity securities. The distribution of the gross unrealized losses related to these securities is shown below.

	March 31, 2017	December 31, 2016
Sector:
Corporate securities	59.0%	61.6%
Canadian and Canada provincial governments	1.2	0.9
Residential mortgage-backed securities	4.2	3.6
Asset-backed securities	4.7	6.4
Commercial mortgage-backed securities	2.5	2.1
State and political subdivisions	4.2	16.8
U.S. government and agencies	20.0	3.3
Other foreign government, supranational and foreign government-sponsored enterprises	4.2	5.3
Total	100.0%	100.0%
Industry:
Finance	17.0%	20.1%
Asset-backed	4.7	6.4
Industrial	36.9	32.9
Mortgage-backed	6.7	5.7
Government	29.6	26.3
Utility	5.1	8.6
Total	100.0%	100.0%
See “Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the total gross unrealized losses for fixed maturity and equity securities at March 31, 2017 and December 31, 2016, respectively, where the estimated fair value had declined and remained below amortized cost by less than 20% or more than 20%.
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
See “Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables that present the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for fixed maturity and equity securities that have estimated fair values below amortized cost, by class and grade security, as well as the length of time the related market value has remained below amortized cost as of March 31, 2017 and December 31, 2016.
As of March 31, 2017 and December 31, 2016, the Company classified approximately 6.6% and 6.9%, respectively, of its fixed maturity securities in the Level 3 category (refer to Note 6 – “Fair Value of Assets and Liabilities” in the Notes to Condensed Consolidated Financial Statements for additional information). These securities primarily consist of private placement corporate securities, bank loans, Canadian provincial strips, below investment grade mortgage-backed securities, collateralized loan obligations and subprime asset-backed securities with inactive trading markets.
See “Securities Borrowing and Other” in Note 4 - “Investments” in the Notes to Condensed Consolidated Financial Statements for information related to the Company’s securities borrowing, repurchase and repurchase/reverse repurchase programs.
Mortgage Loans on Real Estate
Mortgage loans represented approximately 8.3% and 8.2% of the Company’s cash and invested assets as of March 31, 2017 and December 31, 2016, respectively. The Company’s mortgage loan portfolio consists of U.S. and Canada based investments primarily in commercial offices, light industrial properties and retail locations. The mortgage loan portfolio is diversified by geographic region and property type. Additional information on geographic concentration and property type can be found under “Mortgage Loans on Real Estate” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements.

As of March 31, 2017 and December 31, 2016, the Company’s mortgage loans, gross of unamortized deferred loan origination fees and expenses and valuation allowances, were distributed geographically as follows (dollars in thousands):

	March 31, 2017		December 31, 2016
	Recorded Investment	% of Total	Recorded Investment	% of Total
U.S. Region:
Pacific	$1,190,378	30.7%	$1,112,636	29.4%
South Atlantic	780,802	20.1	782,509	20.7
Mountain	630,895	16.3	615,915	16.3
East North Central	421,809	10.9	422,512	11.2
West North Central	309,860	8.0	318,212	8.4
West South Central	318,497	8.2	317,194	8.4
Middle Atlantic	81,858	2.1	92,683	2.4
East South Central	65,884	1.7	57,216	1.5
New England	9,288	0.2	9,346	0.2
Subtotal - U.S.	3,809,271	98.2	3,728,223	98.5
Canada	70,498	1.8	54,984	1.5
Total	$3,879,769	100.0%	$3,783,207	100.0%
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
Policy Loans
Policy loans comprised approximately 3.0% and 3.1% of the Company’s cash and invested assets as of March 31, 2017 and December 31, 2016, respectively, the majority of which are associated with one client. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. The Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.
Funds Withheld at Interest
Funds withheld at interest comprised approximately 12.8% of the Company’s cash and invested assets as of March 31, 2017 and December 31, 2016. For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company, and are reflected as funds withheld at interest on the Company’s condensed consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances against amounts owed by the ceding company. Interest accrues to the total funds withheld at interest assets at rates defined by the treaty terms. Additionally, under certain treaties the Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had an average financial strength rating of “A” at March 31, 2017 and December 31, 2016. Certain ceding companies maintain segregated portfolios for the benefit of the Company.
Other Invested Assets
Other invested assets include equity securities, limited partnership interests, joint ventures (other than operating joint ventures), structured loans, derivative contracts, FVO contractholder-directed unit-linked investments, FHLB common stock, real estate held-for-investment and equity release mortgages. Other invested assets represented approximately 3.1% and 3.5% of the Company’s cash and invested assets as of March 31, 2017 and December 31, 2016, respectively. See “Other Invested Assets” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the carrying value of the Company’s other invested assets by type as of March 31, 2017 and December 31, 2016.

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
See Note 5 - “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the notional amounts and fair value of investment related derivative instruments held at March 31, 2017 and December 31, 2016.
The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value at the reporting date plus or minus any collateral posted or held by the Company. The Company had no credit exposure related to its derivative contracts, excluding futures and mortality swaps, at March 31, 2017 and December 31, 2016, as the net amount of collateral pledged to the Company from counterparties exceeded the fair value of the derivative contracts.
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
Enterprise Risk Management Structure and Governance
The Board of Directors (“the Board”) oversees enterprise risk through its standing committees. The Finance, Investments, and Risk Management (“FIRM”) Committee of the Board oversees the management of the Company’s ERM program and policies. The FIRM receives regular reports and assessments which describe the Company’s key risk exposures and include quantitative and qualitative assessments and information about breaches, exceptions, and waivers.
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
Risk Categories
The Company categorizes its main risks as insurance risk, market risk, credit risk and operational risk. Specific risk assessments and descriptions can be found below and in Item 1A – “Risk Factors” of the 2016 Annual Report.
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
Catastrophic Excess Loss Retrocession
The Company seeks to limit its exposure to loss on its assumed catastrophic excess of loss reinsurance agreements by ceding a portion of its exposure to multiple retrocessionaires through retrocession line slips or directly to retrocession markets. The Company retains a maximum of $20.0 million of catastrophic loss exposure per agreement and retrocedes up to $30.0 million additional loss exposures to the retrocession markets. The Company limits its exposure on a country-by-country (and state-by-state in the U.S.) basis by managing its total exposure to all catastrophic excess of loss agreements bound within a given country to established maximum aggregate exposures. The maximum exposures are established and managed both on gross amounts issued prior to including retrocession and for amounts net of exposures retroceded.
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

Fixed Indexed Annuities
The Company reinsures fixed indexed annuities (“FIAs”). Credits for FIAs are affected by changes in equity markets. Thus the fair value of the benefit is primarily a function of index returns and volatility. The Company hedges most of the underlying FIA equity exposure.
Variable Annuities
The Company reinsures variable annuities including those with guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”) and guaranteed minimum withdrawal benefits (“GMWB”). Strong equity markets, increases in interest rates and decreases in equity market volatility will generally decrease the fair value of the liabilities underlying the benefits. Conversely, a decrease in the equity markets along with a decrease in interest rates and an increase in equity market volatility will generally result in an increase in the fair value of the liabilities underlying the benefits, which has the effect of increasing reserves and lowering earnings. The Company maintains a customized dynamic hedging program that is designed to substantially mitigate the risks associated with income volatility around the change in reserves on guaranteed benefits, ignoring the Company’s own credit risk assessment. However, the hedge positions may not fully offset the changes in the carrying value of the guarantees due to, among other things, time lags, high levels of volatility in the equity and derivative markets, extreme swings in interest rates, unexpected contract holder behavior, and divergence between the performance of the underlying funds and hedging indices. These factors, individually or collectively, may have a material adverse effect on the Company’s net income, financial condition or liquidity. The table below provides a summary of variable annuity account values and the fair value of the guaranteed benefits as of March 31, 2017 and December 31, 2016.

(dollars in millions)	March 31, 2017	December 31, 2016
No guarantee minimum benefits	$727	$731
GMDB only	58	58
GMIB only	5	5
GMAB only	29	28
GMWB only	1,354	1,334
GMDB / WB	339	335
Other	20	19
Total variable annuity account values	$2,532	$2,510
Fair value of liabilities associated with living benefit riders	$162	$185
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
Generally, RGA’s insurance subsidiaries retrocede amounts in excess of their retention to certain other RGA insurance subsidiaries. External retrocessions are arranged through the Company’s retrocession pools for amounts in excess of its retention. As of March 31, 2017, all retrocession pool members in this excess retention pool rated by the A.M. Best Company were rated “A-” or better. A rating of “A-” is the fourth highest rating out of sixteen possible ratings. For a majority of the retrocessionaires that were not rated, letters of credit or trust assets have been given as additional security. In addition, the Company performs annual financial and in force reviews of its retrocessionaires to evaluate financial stability and performance.
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
Operational Risks
Operational risks represent the risk of loss, or lost business opportunities, due to inadequate or failed internal processes, people, or systems or due to external events. These risks are sometimes residual risks after insurance, market, and credit risks have been identified. Identified operational risks include the following:
Key operational process risks (such as administration, claims, underwriting, investment operations, retrocession, pricing process, disruption of operations, information security, and financial reporting) could have potential effects on the Company’s ability to meet business objectives.
Various legal, compliance, sovereign, and regulatory risk obligations and concerns often intersect with the Company’s core operational process risk areas. Given the scope of the Company’s business and the number of countries in which it operates, this set of risks has the potential to affect the business locally, regionally, or globally.
Fraud, collateral, expenses, financing, liquidity, tax, and valuation risks are important to the operations of the Company and its ability to meet obligations with its clients, shareholders, and regulators.

Human capital, ratings, reputation, and strategy are core risks to managing the Company’s brand and market confidence as well as maintaining its ability to acquire and retain the appropriate expertise to execute and operate the business.
New Accounting Standards
See Note 12 — “New Accounting Standards” in the Notes to Condensed Consolidated Financial Statements.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in the Company’s quantitative or qualitative aspects of market risk during the quarter ended March 31, 2017 from that disclosed in the 2016 Annual Report. See “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk”, which is included herein, for additional information.
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
There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 1A.  Risk Factors
There were no material changes from the risk factors disclosed in the 2016 Annual Report.
ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes RGA’s repurchase activity of its common stock during the quarter ended March 31, 2017:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program
January 1, 2017 - January 31, 2017	14,737	$125.42	—	$400,000,000
February 1, 2017 - February 28, 2017	6,559	$127.21	—	$400,000,000
March 1, 2017 - March 31, 2017	3,126	$129.49	—	$400,000,000

(1)
RGA had no repurchases of common stock under its share repurchase program during January, February and March 2017. The Company net settled certain equity incentive awards - issuing 41,839, 19,529 and 9,569 shares from treasury and repurchasing from recipients 14,737, 6,559 and 3,126 shares in January, February and March, respectively, in settlement of income tax withholding requirements incurred by the recipients of such equity incentive awards.

On January 26, 2017, RGA’s board of directors authorized a share repurchase program, with no expiration date, for up to $400.0 million of RGA’s outstanding common stock. In connection with this authorization, the board of directors terminated the stock repurchase authority granted in 2016.

ITEM 6.  Exhibits
See index to exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Reinsurance Group of America, Incorporated
Date: May 4, 2017	By:	/s/ Anna Manning
Anna Manning
President & Chief Executive Officer
(Principal Executive Officer)
Date: May 4, 2017	By:	/s/ Todd C. Larson
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