Form 10-Q
period 2017-06-30
REINSURANCE GROUP OF AMERICA INC
filed 2017-08-02
CIK 898174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Yes ☐  No ☒

As of July 31, 2017, 64,493,846 shares of the registrant’s common stock were outstanding.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2017	December 31, 2016
	(Dollars in thousands, except share data)
Assets
Fixed maturity securities:
Available-for-sale at fair value (amortized cost of $33,738,334 and $30,211,787)	$36,345,426	$32,093,625
Mortgage loans on real estate (net of allowances of $8,156 and $7,685)	4,104,487	3,775,522
Policy loans	1,406,774	1,427,602
Funds withheld at interest	5,968,856	5,875,919
Short-term investments	123,308	76,710
Other invested assets	1,498,370	1,591,940
Total investments	49,447,221	44,841,318
Cash and cash equivalents	1,123,350	1,200,718
Accrued investment income	388,008	347,173
Premiums receivable and other reinsurance balances	2,205,631	1,930,755
Reinsurance ceded receivables	798,365	683,972
Deferred policy acquisition costs	3,334,094	3,338,605
Other assets	841,403	755,338
Total assets	$58,138,072	$53,097,879
Liabilities and Stockholders’ Equity
Future policy benefits	$20,665,256	$19,581,573
Interest-sensitive contract liabilities	16,440,873	14,029,354
Other policy claims and benefits	4,809,780	4,263,026
Other reinsurance balances	399,517	388,989
Deferred income taxes	3,162,666	2,770,640
Other liabilities	1,077,223	1,041,880
Long-term debt	2,788,494	3,088,635
Collateral finance and securitization notes	823,108	840,700
Total liabilities	50,166,917	46,004,797
Commitments and contingent liabilities (See Note 8)
Stockholders’ Equity:
Preferred stock - par value $.01 per share, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock - par value $.01 per share, 140,000,000 shares authorized, 79,137,758 shares issued at June 30, 2017 and December 31, 2016	791	791
Additional paid-in capital	1,860,001	1,848,611
Retained earnings	5,523,622	5,199,130
Treasury stock, at cost - 14,645,901 and 14,835,256 shares	(1,085,157)	(1,094,779)
Accumulated other comprehensive income	1,671,898	1,139,329
Total stockholders’ equity	7,971,155	7,093,082
Total liabilities and stockholders’ equity	$58,138,072	$53,097,879
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenues:	(Dollars in thousands, except per share data)
Net premiums	$2,480,451	$2,346,945	$4,846,147	$4,503,950
Investment income, net of related expenses	518,538	507,666	1,032,902	924,932
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(3,401)	(846)	(20,590)	(34,663)
Other investment related gains (losses), net	59,696	119,110	137,408	32,041
Total investment related gains (losses), net	56,295	118,264	116,818	(2,622)
Other revenues	73,992	66,193	142,149	125,376
Total revenues	3,129,276	3,039,068	6,138,016	5,551,636
Benefits and Expenses:
Claims and other policy benefits	2,164,363	1,997,502	4,270,508	3,884,266
Interest credited	115,285	95,849	222,969	183,754
Policy acquisition costs and other insurance expenses	319,832	405,681	699,221	639,444
Other operating expenses	154,356	159,895	312,862	317,319
Interest expense	29,352	20,331	71,754	53,138
Collateral finance and securitization expense	6,773	6,587	13,543	12,912
Total benefits and expenses	2,789,961	2,685,845	5,590,857	5,090,833
Income before income taxes	339,315	353,223	547,159	460,803
Provision for income taxes	107,125	117,120	169,457	148,228
Net income	$232,190	$236,103	$377,702	$312,575
Earnings per share:
Basic earnings per share	$3.60	$3.68	$5.86	$4.86
Diluted earnings per share	$3.54	$3.64	$5.76	$4.81
Dividends declared per share	$0.41	$0.37	$0.82	$0.74
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Comprehensive income	(Dollars in thousands)
Net income	$232,190	$236,103	$377,702	$312,575
Other comprehensive income, net of tax:
Foreign currency translation adjustments	43,565	9,942	21,352	87,675
Net unrealized investment gains	306,329	643,893	509,444	1,191,118
Defined benefit pension and postretirement plan adjustments	849	1,156	1,773	(1,703)
Total other comprehensive income, net of tax	350,743	654,991	532,569	1,277,090
Total comprehensive income	$582,933	$891,094	$910,271	$1,589,665
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2017	2016
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$377,702	$312,575
Adjustments to reconcile net income to net cash provided by operating activities:
Change in operating assets and liabilities:
Accrued investment income	(34,676)	(34,705)
Premiums receivable and other reinsurance balances	(230,650)	(98,610)
Deferred policy acquisition costs	35,870	(5,435)
Reinsurance ceded receivable balances	(127,995)	(60,465)
Future policy benefits, other policy claims and benefits, and other reinsurance balances	745,799	380,297
Deferred income taxes	142,044	101,163
Other assets and other liabilities, net	(63,811)	(43,708)
Amortization of net investment premiums, discounts and other	(47,563)	(42,843)
Depreciation and amortization expense	13,869	12,888
Investment related (gains) losses, net	(116,818)	2,622
Other, net	(37,797)	70,667
Net cash provided by operating activities	655,974	594,446
Cash Flows from Investing Activities:
Sales of fixed maturity securities available-for-sale	4,288,713	2,271,414
Maturities of fixed maturity securities available-for-sale	313,530	273,552
Sales of equity securities	166,916	132,932
Principal payments on mortgage loans on real estate	135,450	294,843
Principal payments on policy loans	26,658	25,065
Purchases of fixed maturity securities available-for-sale	(5,311,818)	(4,416,290)
Purchases of equity securities	(32,299)	(408,684)
Cash invested in mortgage loans on real estate	(463,063)	(543,454)
Cash invested in policy loans	(5,830)	(1,679)
Cash invested in funds withheld at interest	(6,910)	(27,868)
Purchases of property and equipment	31,686	—
Change in short-term investments	22,671	350,062
Change in other invested assets	(55,379)	(8,100)
Net cash used in investing activities	(889,675)	(2,058,207)
Cash Flows from Financing Activities:
Dividends to stockholders	(52,815)	(47,746)
Repayment of collateral finance and securitization notes	(23,761)	(35,369)
Proceeds from long-term debt issuance	—	799,984
Debt issuance costs	—	(9,026)
Principal payments of long-term debt	(301,278)	(1,227)
Purchases of treasury stock	(10,578)	(120,806)
Exercise of stock options, net	2,527	5,219
Change in cash collateral for derivative positions and other arrangements	(7,046)	57,055
Deposits on universal life and other investment type policies and contracts	917,675	513,679
Withdrawals on universal life and other investment type policies and contracts	(402,528)	(208,743)
Net cash provided by financing activities	122,196	953,020
Effect of exchange rate changes on cash	34,137	19,795
Change in cash and cash equivalents	(77,368)	(490,946)
Cash and cash equivalents, beginning of period	1,200,718	1,525,275
Cash and cash equivalents, end of period	$1,123,350	$1,034,329
Supplemental disclosures of cash flow information:
Interest paid	$90,425	$68,445
Income taxes paid, net of refunds	$26,447	$43,838
Non-cash transactions:
Transfer of invested assets	$2,243,360	$1,730
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Business and Basis of Presentation
Reinsurance Group of America, Incorporated (“RGA”) is an insurance holding company that was formed on December 31, 1992. The accompanying unaudited condensed consolidated financial statements of RGA and its subsidiaries (collectively, the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments necessary for a fair presentation have been included. Results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These unaudited condensed consolidated financial statements include the accounts of RGA and its subsidiaries, and all intercompany accounts and transactions have been eliminated. These condensed consolidated statements should be read in conjunction with the Company’s 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 28, 2017 (the “2016 Annual Report”).

2.	Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share on net income (in thousands, except per share information):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Earnings:
Net income (numerator for basic and diluted calculations)	$232,190	$236,103	$377,702	$312,575
Shares:
Weighted average outstanding shares (denominator for basic calculation)	64,449	64,126	64,401	64,348
Equivalent shares from outstanding stock options	1,159	670	1,204	660
Denominator for diluted calculation	65,608	64,796	65,605	65,008
Earnings per share:
Basic	$3.60	$3.68	$5.86	$4.86
Diluted	$3.54	$3.64	$5.76	$4.81
The calculation of common equivalent shares does not include the impact of options having a strike or conversion price that exceeds the average stock price for the earnings period, as the result would be antidilutive. The calculation of common equivalent shares also excludes the impact of outstanding performance contingent shares, as the conditions necessary for their issuance have not been satisfied as of the end of the reporting period. For the three months ended June 30, 2017, 0.2 million stock options and approximately 0.3 million performance contingent shares were excluded from the calculation. For the three months ended June 30, 2016, no stock options and approximately 0.7 million performance contingent shares were excluded from the calculation. Year-to-date amounts for equivalent shares from outstanding stock options and performance contingent shares are the weighted average of the individual quarterly amounts.

3.	Equity
Common Stock
The changes in number of common stock shares, issued, held in treasury and outstanding are as follows for the periods indicated:

	Issued	Held In Treasury	Outstanding
Balance, December 31, 2016	79,137,758	14,835,256	64,302,502
Stock-based compensation (1)	—	(189,355)	189,355
Balance, June 30, 2017	79,137,758	14,645,901	64,491,857

	Issued	Held In Treasury	Outstanding
Balance, December 31, 2015	79,137,758	13,933,232	65,204,526
Common stock acquired	—	1,352,211	(1,352,211)
Stock-based compensation (1)	—	(217,434)	217,434
Balance, June 30, 2016	79,137,758	15,068,009	64,069,749

(1)	Represents net shares issued from treasury pursuant to the Company’s equity-based compensation programs.
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
On January 26, 2017, RGA’s board of directors authorized a share repurchase program for up to $400.0 million of RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date. In connection with this new authorization, the board of directors terminated the stock repurchase authority granted in 2016. During the first six months of 2017, no common stock was repurchased by RGA under this program.
Accumulated Other Comprehensive Income (Loss)
The balance of and changes in each component of accumulated other comprehensive income (loss) (“AOCI”) for the six months ended June 30, 2017 and 2016 are as follows (dollars in thousands):

	Accumulated Currency Translation Adjustments	Unrealized Appreciation (Depreciation) of Investments(1)	Pension and Postretirement Benefits	Total
Balance, December 31, 2016	$(172,541)	$1,355,033	$(43,163)	$1,139,329
Other comprehensive income (loss) before reclassifications	(13,936)	774,688	(196)	760,556
Amounts reclassified to (from) AOCI	—	(39,360)	2,935	(36,425)
Deferred income tax benefit (expense)	35,288	(225,884)	(966)	(191,562)
Balance, June 30, 2017	$(151,189)	$1,864,477	$(41,390)	$1,671,898

	Accumulated Currency Translation Adjustments	Unrealized Appreciation (Depreciation) of Investments(1)	Pension and Postretirement Benefits	Total
Balance, December 31, 2015	$(181,151)	$935,697	$(46,262)	$708,284
Other comprehensive income (loss) before reclassifications	99,374	1,759,753	(6,083)	1,853,044
Amounts reclassified to (from) AOCI	—	(24,366)	3,467	(20,899)
Deferred income tax benefit (expense)	(11,699)	(544,269)	913	(555,055)
Balance, June 30, 2016	$(93,476)	$2,126,815	$(47,965)	$1,985,374

(1)
Includes cash flow hedges of $1,131 and $(2,496) as of June 30, 2017 and December 31, 2016, respectively, and $(41,192) and $(29,397) as of June 30, 2016 and December 31, 2015, respectively. See Note 5 - “Derivative Instruments” for additional information on cash flow hedges.

The following table presents the amounts of AOCI reclassifications for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	Amount Reclassified from AOCI
	Three months ended June 30,		Six months ended June 30,
Details about AOCI Components	2017	2016	2017	2016	Affected Line Item in Statements of Income
Net unrealized investment gains (losses):
Net unrealized gains and losses on available-for-sale securities	$40,374	$30,190	$28,517	$11,899	Investment related gains (losses), net
Cash flow hedges - Currency/Interest rate	132	93	329	253	(1)
Cash flow hedges - Forward bond purchase commitments	51	(1,045)	101	(257)	(1)
Deferred policy acquisition costs attributed to unrealized gains and losses	4,565	5,365	10,413	12,471	(2)
Total	45,122	34,603	39,360	24,366
Provision for income taxes	(15,218)	(9,646)	(12,024)	(4,996)
Net unrealized gains (losses), net of tax	$29,904	$24,957	$27,336	$19,370
Amortization of defined benefit plan items:
Prior service cost (credit)	$60	$(75)	$142	$(153)	(3)
Actuarial gains/(losses)	(1,539)	(1,841)	(3,077)	(3,314)	(3)
Total	(1,479)	(1,916)	(2,935)	(3,467)
Provision for income taxes	517	670	1,027	1,213
Amortization of defined benefit plans, net of tax	$(962)	$(1,246)	$(1,908)	$(2,254)

Total reclassifications for the period	$28,942	$23,711	$25,428	$17,116

(1)	See Note 5 - “Derivative Instruments” for additional information on cash flow hedges.

(2)	This AOCI component is included in the computation of the deferred policy acquisition cost. See Note 8 – “Deferred Policy Acquisition Costs” of the 2016 Annual Report for additional details.

(3)	This AOCI component is included in the computation of the net periodic pension cost. See Note 10 – “Employee Benefit Plans” for additional details.

Equity Based Compensation
Equity compensation expense was $11.4 million and $18.9 million in the first six months of 2017 and 2016, respectively. In the first quarter of 2017, the Company granted 0.2 million stock appreciation rights at $129.72 weighted average exercise price per share and 0.2 million performance contingent units to employees. Additionally, non-employee directors were granted a total of 8,177 shares of common stock. As of June 30, 2017, 1.7 million share options at a weighted average strike price per share of $60.31 were vested and exercisable, with a remaining weighted average exercise period of 4.8 years. As of June 30, 2017, the total compensation cost of non-vested awards not yet recognized in the condensed consolidated financial statements was $38.6 million. It is estimated that these costs will vest over a weighted average period of 1.4 years.

4.	Investments
Fixed Maturity and Equity Securities Available-for-Sale
The following tables provide information relating to investments in fixed maturity and equity securities by sector as of June 30, 2017 and December 31, 2016 (dollars in thousands):

June 30, 2017:	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	% of Total	Other-than- temporary impairments in AOCI
Available-for-sale:
Corporate securities	$21,252,180	$1,189,750	$100,269	$22,341,661	61.5%	$—
Canadian and Canadian provincial governments	2,713,972	1,296,242	2,460	4,007,754	11.0	—
Residential mortgage-backed securities	1,505,474	42,619	8,794	1,539,299	4.2	—
Asset-backed securities	1,630,499	17,266	5,924	1,641,841	4.5	275
Commercial mortgage-backed securities	1,558,035	28,928	4,935	1,582,028	4.4	—
U.S. government and agencies	1,738,419	15,193	32,048	1,721,564	4.7	—
State and political subdivisions	599,622	47,564	8,216	638,970	1.8	—
Other foreign government, supranational and foreign government-sponsored enterprises	2,740,133	141,973	9,797	2,872,309	7.9	—
Total fixed maturity securities	$33,738,334	$2,779,535	$172,443	$36,345,426	100.0%	$275
Non-redeemable preferred stock	$34,545	$435	$3,021	$31,959	30.6%
Other equity securities	75,413	522	3,617	72,318	69.4
Total equity securities	$109,958	$957	$6,638	$104,277	100.0%

December 31, 2016:	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	% of Total	Other-than- temporary impairments in AOCI
Available-for-sale:
Corporate securities	$18,924,711	$911,618	$217,245	$19,619,084	61.1%	$—
Canadian and Canadian provincial governments	2,561,605	1,085,982	3,541	3,644,046	11.4	—
Residential mortgage-backed securities	1,258,039	33,917	13,380	1,278,576	4.0	(375)
Asset-backed securities	1,443,822	9,350	23,828	1,429,344	4.5	275
Commercial mortgage-backed securities	1,342,440	28,973	7,759	1,363,654	4.2	—
U.S. government and agencies	1,518,702	12,644	63,044	1,468,302	4.6	—
State and political subdivisions	566,761	37,499	12,464	591,796	1.8	—
Other foreign government, supranational and foreign government-sponsored enterprises	2,595,707	123,054	19,938	2,698,823	8.4	—
Total fixed maturity securities	$30,211,787	$2,243,037	$361,199	$32,093,625	100.0%	$(100)
Non-redeemable preferred stock	$55,812	$1,648	$6,337	$51,123	18.6%
Other equity securities	229,767	1,792	7,321	224,238	81.4
Total equity securities	$285,579	$3,440	$13,658	$275,361	100.0%
The Company enters into various collateral arrangements with counterparties that require both the pledging and acceptance of fixed maturity securities as collateral. Pledged fixed maturity securities are included in fixed maturity securities, available-for-sale in the condensed consolidated balance sheets. Fixed maturity securities received as collateral are held in separate custodial accounts and are not recorded on the Company’s condensed consolidated balance sheets. Subject to certain constraints, the Company is permitted by contract to sell or repledge collateral it receives; however, as of June 30, 2017 and December 31, 2016, none of the collateral received had been sold or repledged. The Company also holds assets in trust to satisfy collateral requirements under certain third-party reinsurance treaties. The following table includes fixed maturity securities pledged and received as collateral and assets in trust held to satisfy collateral requirements under derivative transactions and certain third-party reinsurance treaties as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017		December 31, 2016
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity securities pledged as collateral	$69,849	$74,441	$207,066	$210,676
Fixed maturity securities received as collateral	n/a	457,801	n/a	300,925
Assets in trust held to satisfy collateral requirements	14,706,225	15,723,178	12,135,258	12,874,370
The Company monitors its concentrations of financial instruments on an ongoing basis and mitigates credit risk by maintaining a diversified investment portfolio which limits exposure to any one issuer. The Company’s exposure to concentrations of credit risk from single issuers greater than 10% of the Company’s stockholders’ equity included securities of the U.S. government and its agencies as well as the securities disclosed below as of June 30, 2017 and December 31, 2016 (dollars in thousands).

	June 30, 2017		December 31, 2016
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity securities guaranteed or issued by:
Canadian province of Quebec	$1,060,922	$1,785,573	$1,004,261	$1,612,957
Canadian province of Ontario	886,518	1,228,391	832,764	1,126,433
The amortized cost and estimated fair value of fixed maturity securities classified as available-for-sale at June 30, 2017 are shown by contractual maturity in the table below (dollars in thousands). Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset and mortgage-backed securities are shown separately in the table below, as they are not due at a single maturity date.

	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due in one year or less	$861,051	$868,405
Due after one year through five years	7,421,897	7,696,337
Due after five years through ten years	9,514,341	10,016,984
Due after ten years	11,247,037	13,000,532
Asset and mortgage-backed securities	4,694,008	4,763,168
Total	$33,738,334	$36,345,426
Corporate Fixed Maturity Securities
The tables below show the major industry types of the Company’s corporate fixed maturity holdings as of June 30, 2017 and December 31, 2016 (dollars in thousands):

June 30, 2017:		Estimated
	Amortized Cost	Fair Value	% of Total
Finance	$7,741,482	$8,077,195	36.1%
Industrial	11,215,292	11,792,664	52.9
Utility	2,295,406	2,471,802	11.0
Total	$21,252,180	$22,341,661	100.0%

December 31, 2016:		Estimated
	Amortized Cost	Fair Value	% of Total
Finance	$6,725,199	$6,888,968	35.2%
Industrial	10,228,813	10,639,613	54.2
Utility	1,970,699	2,090,503	10.6
Total	$18,924,711	$19,619,084	100.0%

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

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Balance, beginning of period	$3,677	$7,284	$6,013	$7,284
Credit loss OTTI previously recognized on securities which matured, paid down, prepaid or were sold during the period	—	(310)	(2,336)	(310)
Balance, end of period	$3,677	$6,974	$3,677	$6,974

Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale
The following table presents the total gross unrealized losses for the 1,134 and 1,535 fixed maturity and equity securities as of June 30, 2017 and December 31, 2016, respectively, where the estimated fair value had declined and remained below amortized cost by the indicated amount (dollars in thousands):

	June 30, 2017		December 31, 2016
	Gross Unrealized Losses	% of Total	Gross Unrealized Losses	% of Total
Less than 20%	$150,762	84.2%	$337,831	90.1%
20% or more for less than six months	7,593	4.2	19,438	5.2
20% or more for six months or greater	20,726	11.6	17,588	4.7
Total	$179,081	100.0%	$374,857	100.0%
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
The following tables present the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for 1,134 and 1,535 fixed maturity and equity securities that have estimated fair values below amortized cost as of June 30, 2017 and December 31, 2016, respectively (dollars in thousands). These investments are presented by class and grade of security, as well as the length of time the related fair value has remained below amortized cost.

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
June 30, 2017:	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
Corporate securities	$2,895,605	$46,389	$399,546	$23,252	$3,295,151	$69,641
Canadian and Canadian provincial governments	116,719	2,457	—	—	116,719	2,457
Residential mortgage-backed securities	471,933	6,872	100,785	1,918	572,718	8,790
Asset-backed securities	285,211	1,451	204,154	3,916	489,365	5,367
Commercial mortgage-backed securities	352,867	4,897	2,195	38	355,062	4,935
U.S. government and agencies	1,378,976	31,962	13,763	86	1,392,739	32,048
State and political subdivisions	125,465	5,098	13,558	3,118	139,023	8,216
Other foreign government, supranational and foreign government-sponsored enterprises	440,670	7,189	29,234	1,616	469,904	8,805
Total investment grade securities	6,067,446	106,315	763,235	33,944	6,830,681	140,259
Below investment grade securities:
Corporate securities	255,991	4,547	93,562	26,081	349,553	30,628
Canadian and Canadian provincial governments	1,247	3	—	—	1,247	3
Residential mortgage-backed securities	—	—	107	4	107	4
Asset-backed securities	—	—	7,295	557	7,295	557
Other foreign government, supranational and foreign government-sponsored enterprises	38,069	287	17,606	705	55,675	992
Total below investment grade securities	295,307	4,837	118,570	27,347	413,877	32,184
Total fixed maturity securities	$6,362,753	$111,152	$881,805	$61,291	$7,244,558	$172,443
Non-redeemable preferred stock	$—	$—	$24,807	$3,021	$24,807	$3,021
Other equity securities	64,990	3,617	—	—	64,990	3,617
Total equity securities	$64,990	$3,617	$24,807	$3,021	$89,797	$6,638

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
December 31, 2016:	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
Corporate securities	$4,661,706	$124,444	$549,273	$43,282	$5,210,979	$167,726
Canadian and Canadian provincial governments	101,578	3,541	—	—	101,578	3,541
Residential mortgage-backed securities	490,473	9,733	112,216	3,635	602,689	13,368
Asset-backed securities	563,259	12,010	257,166	9,653	820,425	21,663
Commercial mortgage-backed securities	368,465	6,858	10,853	166	379,318	7,024
U.S. government and agencies	1,056,101	63,044	—	—	1,056,101	63,044
State and political subdivisions	187,194	9,396	13,635	3,068	200,829	12,464
Other foreign government, supranational and foreign government-sponsored enterprises	524,236	13,372	51,097	2,981	575,333	16,353
Total investment grade securities	7,953,012	242,398	994,240	62,785	8,947,252	305,183
Below investment grade securities:
Corporate securities	330,757	7,914	163,152	41,605	493,909	49,519
Residential mortgage-backed securities	—	—	412	12	412	12
Asset-backed securities	5,904	700	12,581	1,465	18,485	2,165
Commercial mortgage-backed securities	5,815	735	—	—	5,815	735
Other foreign government, supranational and foreign government-sponsored enterprises	32,355	1,258	39,763	2,327	72,118	3,585
Total below investment grade securities	374,831	10,607	215,908	45,409	590,739	56,016
Total fixed maturity securities	$8,327,843	$253,005	$1,210,148	$108,194	$9,537,991	$361,199
Non-redeemable preferred stock	$10,831	$831	$21,879	$5,506	$32,710	$6,337
Other equity securities	202,068	7,020	6,751	301	208,819	7,321
Total equity securities	$212,899	$7,851	$28,630	$5,807	$241,529	$13,658

The Company has no intention to sell, nor does it expect to be required to sell, the securities outlined in the table above, as of the dates indicated. However, unforeseen facts and circumstances may cause the Company to sell fixed maturity and equity securities in the ordinary course of managing its portfolio to meet certain diversification, credit quality and liquidity guidelines.
Unrealized losses on below investment grade securities as of June 30, 2017 are primarily related to high-yield corporate securities. Changes in unrealized losses are primarily being driven by changes in credit spreads and interest rates.

Investment Income, Net of Related Expenses
Major categories of investment income, net of related expenses, consist of the following (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Fixed maturity securities available-for-sale	$355,735	$323,592	$680,235	$636,007
Mortgage loans on real estate	44,442	41,900	88,789	81,692
Policy loans	15,194	16,372	30,466	32,506
Funds withheld at interest	97,367	112,893	224,945	168,873
Short-term investments and cash and cash equivalents	1,779	2,322	3,289	4,513
Other invested assets	23,066	28,150	42,893	36,758
Investment income	537,583	525,229	1,070,617	960,349
Investment expense	(19,045)	(17,563)	(37,715)	(35,417)
Investment income, net of related expenses	$518,538	$507,666	$1,032,902	$924,932
Investment Related Gains (Losses), Net
Investment related gains (losses), net consist of the following (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Fixed maturity and equity securities available for sale:
Other-than-temporary impairment losses on fixed maturity securities recognized in earnings	$(3,401)	$(846)	$(20,590)	$(34,663)
Gain on investment activity	54,220	53,615	72,113	80,807
Loss on investment activity	(10,471)	(22,556)	(23,034)	(34,343)
Other impairment losses and change in mortgage loan provision	(6,675)	211	(6,774)	(1,849)
Derivatives and other, net	22,622	87,840	95,103	(12,574)
Total investment related gains (losses), net	$56,295	$118,264	$116,818	$(2,622)
The fixed maturity impairments for the three and six months ended June 30, 2017 and 2016 were largely related to high-yield energy and emerging market corporate securities. The other impairment losses and change in mortgage loan provision for the three and six months ended June 30, 2017 and 2016 were primarily due to impairments on limited partnerships. The fluctuations in investment related gains (losses) for derivatives and other for the three and six months ended June 30, 2017, compared to the same periods in 2016, are primarily due to changes in the fair value of embedded derivatives and interest rate swaps.
During the three months ended June 30, 2017 and 2016, the Company sold fixed maturity and equity securities with fair values of $710.5 million and $343.3 million at losses of $10.5 million and $22.6 million, respectively. During the six months ended June 30, 2017 and 2016, the Company sold fixed maturity and equity securities with fair values of $1,286.7 million and $585.8 million at losses of $23.0 million and $34.3 million, respectively. The Company generally does not buy and sell securities on a short-term basis.
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

The Company also participates in a securities lending program whereby securities, reflected as investments on the Company’s condensed consolidated balance sheets, are loaned to a third party. The Company receives securities as collateral, in an amount equal to a minimum of 105% of the fair value of the securities lent. The securities received are not reflected on the Company’s condensed consolidated balance sheets.
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
The following table includes the amount of borrowed securities, securities lent and securities collateral received as part of the securities lending program and repurchased/reverse repurchased securities pledged and received as of June 30, 2017 and December 31, 2016 (dollars in thousands).

	June 30, 2017		December 31, 2016
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Borrowed securities	$269,280	$284,083	$263,820	$279,186
Securities lending:
Securities loaned	117,217	121,064	74,389	73,625
Securities received	n/a	109,000	n/a	80,000
Repurchase program/reverse repurchase program:
Securities pledged	486,700	509,579	476,531	499,891
Securities received	n/a	517,871	n/a	515,200
The Company also held cash collateral for securities lending and the repurchase program/reverse repurchase programs of $47.9 million and $28.8 million at June 30, 2017 and December 31, 2016, respectively.
The following table presents information on the Company’s securities lending and repurchase transactions as of June 30, 2017 and December 31, 2016 (dollars in thousands). Collateral associated with certain borrowed securities is not included within the table, as the collateral pledged to each counterparty is the right to reinsurance treaty cash flows.

	June 30, 2017
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Securities lending transactions:
Corporate securities	$—	$—	$—	$121,064	$121,064
Total	—	—	—	121,064	121,064
Repurchase transactions:
Corporate securities	—	—	1,311	177,555	178,866
Residential mortgage-backed securities	—	—	—	89,333	89,333
U.S. government and agencies	—	—	—	219,522	219,522
Foreign government	—	—	—	20,953	20,953
Other	905	—	—	—	905
Total	905	—	1,311	507,363	509,579
Total transactions	$905	$—	$1,311	$628,427	$630,643

Gross amount of recognized liabilities for securities lending and repurchase transactions in preceding table					$674,817
Amounts related to agreements not included in offsetting disclosure					$44,174

	December 31, 2016
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Securities lending transactions:
Corporate securities	$—	$—	$4,017	$69,608	$73,625
Total	$—	$—	$4,017	$69,608	$73,625
Repurchase transactions:
Corporate securities	$—	$—	$3,220	$166,979	$170,199
Residential mortgage-backed securities	—	—	—	92,546	92,546
U.S. government and agencies	—	—	—	216,000	216,000
Foreign government	—	—	—	19,900	19,900
Other	1,246	—	—	—	1,246
Total	1,246	—	3,220	495,425	499,891
Total borrowings	$1,246	$—	$7,237	$565,033	$573,516

Gross amount of recognized liabilities for securities lending and repurchase transactions in preceding table					$624,032
Amounts related to agreements not included in offsetting disclosure					$50,516
The Company has elected to offset amounts recognized as receivables and payables resulting from the repurchase/reverse repurchase programs. After the effect of offsetting, the net amount presented on the consolidated balance sheets was a liability of $5.1 million and $5.5 million of June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017 and December 31, 2016, the Company recognized payables resulting from cash received as collateral associated with a repurchase agreement as discussed above. Amounts owed to and due from the counterparties may be settled in cash or offset, in accordance with the agreements.
Mortgage Loans on Real Estate
Mortgage loans represented approximately 8.3% and 8.4% of the Company’s total investments as of June 30, 2017 and December 31, 2016. The Company makes mortgage loans on income producing properties that are geographically diversified throughout the U.S. with the largest concentration being in the state of California, which represented 22.0% and 22.1% of mortgage loans on real estate as of June 30, 2017 and December 31, 2016, respectively. The recorded investment in mortgage loans on real estate presented below is gross of unamortized deferred loan origination fees and expenses, and valuation allowances.
The distribution of mortgage loans by property type is as follows as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017		December 31, 2016
Property type:	Carrying Value	% of Total	Carrying Value	% of Total
Office building	$1,402,369	34.1%	$1,270,113	33.6%
Retail	1,248,238	30.3	1,179,936	31.2
Industrial	809,309	19.7	713,461	18.8
Apartment	483,811	11.8	447,088	11.8
Other commercial	170,305	4.1	172,609	4.6
Recorded investment	4,114,032	100.0%	$3,783,207	100.0%
Unamortized balance of loan origination fees and expenses	(1,389)		—
Valuation allowances	(8,156)		(7,685)
Total mortgage loans on real estate	$4,104,487		$3,775,522
The maturities of the mortgage loans as of June 30, 2017 and December 31, 2016 are as follows (dollars in thousands):

	June 30, 2017		December 31, 2016
	Recorded Investment	% of Total	Recorded Investment	% of Total
Due within five years	$1,037,000	25.2%	$822,073	21.7%
Due after five years through ten years	2,236,805	54.4	2,099,559	55.5
Due after ten years	840,227	20.4	861,575	22.8
Total	$4,114,032	100.0%	$3,783,207	100.0%

The following tables set forth certain key credit quality indicators of the Company’s recorded investment in mortgage loans as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	Recorded Investment
	Debt Service Ratios
	>1.20x	1.00x - 1.20x	<1.00x	Total	% of Total
June 30, 2017:
Loan-to-Value Ratio
0% - 59.99%	$2,009,905	$60,110	$4,060	$2,074,075	50.4%
60% - 69.99%	1,453,061	57,332	7,684	1,518,077	36.9
70% - 79.99%	377,744	20,575	37,091	435,410	10.6
Greater than 80%	61,704	—	24,766	86,470	2.1
Total	$3,902,414	$138,017	$73,601	$4,114,032	100.0%

	Recorded Investment
	Debt Service Ratios
	>1.20x	1.00x - 1.20x	<1.00x	Total	% of Total
December 31, 2016:
Loan-to-Value Ratio
0% - 59.99%	$1,859,640	$64,749	$1,366	$1,925,755	50.8%
60% - 69.99%	1,257,788	34,678	—	1,292,466	34.2
70% - 79.99%	370,092	20,869	24,369	415,330	11.0
Greater than 80%	114,297	—	35,359	149,656	4.0
Total	$3,601,817	$120,296	$61,094	$3,783,207	100.0%
The age analysis of the Company’s past due recorded investments in mortgage loans as of June 30, 2017 and December 31, 2016.

	June 30, 2017	December 31, 2016
31-60 days past due	$—	$—
61-90 days past due	3,729	—
Greater than 90 days	—	—
Total past due	$3,729	$—
Current	4,110,303	3,783,207
Total	$4,114,032	$3,783,207
The following table presents the recorded investment in mortgage loans, by method of measuring impairment, and the related valuation allowances as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017	December 31, 2016
Mortgage loans:
Individually measured for impairment	$2,077	$2,216
Collectively measured for impairment	4,111,955	3,780,991
Recorded investment	$4,114,032	$3,783,207
Valuation allowances:
Individually measured for impairment	$—	$—
Collectively measured for impairment	8,156	7,685
Total valuation allowances	$8,156	$7,685

Information regarding the Company’s loan valuation allowances for mortgage loans for the three and six months ended June 30, 2017 and 2016 is as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Balance, beginning of period	$7,786	$6,824	$7,685	$6,813
Provision (release)	366	(325)	467	(314)
Translation adjustment	4	—	4	—
Balance, end of period	$8,156	$6,499	$8,156	$6,499
Information regarding the portion of the Company’s mortgage loans that were impaired as of June 30, 2017 and December 31, 2016 is as follows (dollars in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Carrying Value
June 30, 2017:
Impaired mortgage loans with no valuation allowance recorded	$2,620	$2,077	$—	$2,077
Impaired mortgage loans with valuation allowance recorded	—	—	—	—
Total impaired mortgage loans	$2,620	$2,077	$—	$2,077
December 31, 2016:
Impaired mortgage loans with no valuation allowance recorded	$2,758	$2,216	$—	$2,216
Impaired mortgage loans with valuation allowance recorded	—	—	—	—
Total impaired mortgage loans	$2,758	$2,216	$—	$2,216

The Company’s average investment in impaired mortgage loans and the related interest income are reflected in the table below for the periods indicated (dollars in thousands):
	Three months ended June 30,
	2017		2016
	Average Recorded Investment(1)	Interest Income	Average Recorded Investment(1)	Interest Income
Impaired mortgage loans with no valuation allowance recorded	$2,088	$33	$3,901	$107
Impaired mortgage loans with valuation allowance recorded	—	—	4,724	—
Total impaired mortgage loans	$2,088	$33	$8,625	$107

	Six months ended June 30,
	2017		2016
	Average Recorded Investment(1)	Interest Income	Average Recorded Investment(1)	Interest Income
Impaired mortgage loans with no valuation allowance recorded	$2,131	$67	$3,945	$216
Impaired mortgage loans with valuation allowance recorded	—	—	7,279	—
Total impaired mortgage loans	$2,131	$67	$11,224	$216
(1) Average recorded investment represents the average loan balances as of the beginning of period and all subsequent quarterly end of period balances.

The Company did not acquire any impaired mortgage loans during the six months ended June 30, 2017 and 2016. The Company had no mortgage loans that were on a nonaccrual status at June 30, 2017 and December 31, 2016.
Policy Loans
Policy loans comprised approximately 2.8% and 3.2% of the Company’s total investments as of June 30, 2017 and December 31, 2016, respectively, the majority of which are associated with one client. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due to the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. The Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.

Funds Withheld at Interest
Funds withheld at interest comprised approximately 12.1% and 13.1% of the Company’s total investments as of June 30, 2017 and December 31, 2016, respectively. Of the $6.0 billion funds withheld at interest balance, net of embedded derivatives, as of June 30, 2017, $4.0 billion of the balance is associated with one client. For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance funds withheld basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company and are reflected as funds withheld at interest on the Company’s condensed consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances against amounts owed to the Company from the ceding company.
Other Invested Assets
Other invested assets include equity securities, limited partnership interests, joint ventures (other than operating joint ventures), derivative contracts and fair value option (“FVO”) contractholder-directed unit-linked investments. Other invested assets also include Federal Home Loan Bank of Des Moines (“FHLB”) common stock, equity release mortgages and structured loans, all of which are included in other in the table below. The fair value option was elected for contractholder-directed investments supporting unit-linked variable annuity type liabilities which do not qualify for presentation and reporting as separate accounts. Other invested assets represented approximately 3.0% and 3.6% of the Company’s total investments as of June 30, 2017 and December 31, 2016, respectively. Carrying values of these assets as of June 30, 2017 and December 31, 2016 are as follows (dollars in thousands):

	June 30, 2017	December 31, 2016
Equity securities	$104,277	$275,361
Limited partnership interests and real estate joint ventures	746,573	687,522
Derivatives	158,048	229,108
FVO contractholder-directed unit-linked investments	204,630	190,120
Other	284,842	209,829
Total other invested assets	$1,498,370	$1,591,940

5.    Derivative Instruments
Derivatives, except for embedded derivatives and longevity and mortality swaps, are carried on the Company’s condensed consolidated balance sheets in other invested assets or other liabilities, at fair value. Longevity and mortality swaps are included on the condensed consolidated balance sheets in other assets or other liabilities, at fair value. Embedded derivative assets and liabilities on modified coinsurance or funds withheld arrangements are included on the condensed consolidated balance sheets with the host contract in funds withheld at interest, at fair value. Embedded derivative liabilities on indexed annuity and variable annuity products are included on the condensed consolidated balance sheets with the host contract in interest-sensitive contract liabilities, at fair value. The following table presents the notional amounts and gross fair value of derivative instruments prior to taking into account the netting effects of master netting agreements as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017			December 31, 2016
	Notional	Carrying Value/Fair Value		Notional	Carrying Value/Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	$973,825	$63,370	$4,375	$949,556	$78,405	$5,949
Financial futures	477,407	—	—	475,968	—	—
Foreign currency forwards	15,000	21	63	25,000	—	5,070
Consumer price index swaps	21,991	—	187	20,615	—	262
Credit default swaps	945,000	7,620	1,043	926,000	12,012	2,871
Equity options	541,532	28,301	—	525,894	33,459	—
Longevity swaps	914,080	33,349	—	841,360	26,958	—
Mortality swaps	50,000	—	1,552	50,000	—	2,462
Synthetic guaranteed investment contracts	9,141,018	—	—	8,834,700	—	—
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	—	61,281	—	—	—	22,529
Indexed annuity products	—	—	812,718	—	—	805,672
Variable annuity products	—	—	161,913	—	—	184,636
Total non-hedging derivatives	13,079,853	193,942	981,851	12,649,093	150,834	1,029,451
Derivatives designated as hedging instruments:
Interest rate swaps	435,000	1,267	22,120	435,000	27,901	31,223
Foreign currency swaps	896,873	86,318	7,176	928,505	104,359	734
Foreign currency forwards	150,211	—	4,158	—	—	—
Total hedging derivatives	1,482,084	87,585	33,454	1,363,505	132,260	31,957
Total derivatives	$14,561,937	$281,527	$1,015,305	$14,012,598	$283,094	$1,061,408
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
The following table provides information relating to the Company’s derivative instruments as of June 30, 2017 and December 31, 2016 (dollars in thousands):

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments (1)	Cash Collateral Pledged/ Received	Net Amount
June 30, 2017:
Derivative assets	$220,246	$(28,849)	$191,397	$(17,847)	$(183,179)	$(9,629)
Derivative liabilities	40,674	(28,849)	11,825	(59,540)	(7,461)	(55,176)
December 31, 2016:
Derivative assets	$283,094	$(27,028)	$256,066	$(16,913)	$(254,498)	$(15,345)
Derivative liabilities	48,571	(27,028)	21,543	(95,863)	(1,441)	(75,761)

(1)	Includes initial margin posted to a central clearing partner.

Accounting for Derivative Instruments and Hedging Activities
The Company does not enter into derivative instruments for speculative purposes. As discussed below under “Non-qualifying Derivatives and Derivatives for Purposes Other Than Hedging,” the Company uses various derivative instruments for risk management purposes that either do not qualify or have not been qualified for hedge accounting treatment. As of June 30, 2017 and December 31, 2016, the Company held interest rate swaps that were designated and qualified as cash flow hedges of interest rate risk, for variable rate liabilities and foreign currency assets, foreign currency swaps and foreign currency forwards that were designated and qualified as hedges of a portion of its net investment in its foreign operations, foreign currency swaps that were designated and qualified as fair value hedges of foreign currency risk, and derivative instruments that were not designated as hedging instruments. See Note 2 – “Summary of Significant Accounting Policies” of the Company’s 2016 Annual Report for a detailed discussion of the accounting treatment for derivative instruments, including embedded derivatives. Derivative instruments are carried at fair value and generally require an insignificant amount of cash at inception of the contracts.
Fair Value Hedges
The Company designates and reports certain foreign currency swaps to hedge the foreign currency fair value exposure of foreign currency denominated assets as fair value hedges when they meet the requirements of the general accounting principles for Derivatives and Hedging. The gain or loss on the hedged item attributable to a change in foreign currency and the offsetting gain or loss on the related foreign currency swaps as of June 30, 2017 and 2016, were (dollars in thousands):

Type of Fair Value Hedge	Hedged Item	Gains (Losses) Recognized for Derivatives	Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Investment Related Gains (Losses), net
For the three months ended June 30, 2017:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$905	$(905)	$—
For the three months ended June 30, 2016:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$(3,755)	$3,755	$—
For the six months ended June 30, 2017:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$7,441	$(7,441)	$—
For the six months ended June 30, 2016:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$2,112	$(2,112)	$—
A regression analysis was used, both at inception of the hedge and on an ongoing basis, to determine whether each derivative used in a hedged transaction is highly effective in offsetting changes in the hedged item. For the foreign currency swaps, the change in fair value related to changes in the benchmark interest rate and credit spreads are excluded from the hedge effectiveness. For the three and six months ended June 30, 2017, $0.5 million loss and $0.5 million gain, respectively, of the change in the estimated fair value of derivatives, was excluded from hedge effectiveness. For the three and six months ended June 30, 2016, $2.4 million and $7.0 million, respectively, of the change in the estimated fair value of derivatives, was excluded from hedge effectiveness.
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

The following table presents the components of AOCI, before income tax, and the condensed consolidated income statement classification where the gain or loss is recognized related to cash flow hedges for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	Three months ended June 30,
	2017	2016
Balance beginning of period	$7,690	$(21,794)
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	(6,417)	(20,350)
Amounts reclassified to investment related (gains) losses, net	41	1,010
Amounts reclassified to investment income	(183)	(58)
Balance end of period	$1,131	$(41,192)

	Six months ended June 30,
	2017	2016
Balance beginning of period	$(2,496)	$(29,397)
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	4,016	(11,799)
Amounts reclassified to investment related (gains) losses, net	41	169
Amounts reclassified to investment income	(430)	(165)
Balance end of period	$1,131	$(41,192)
As of June 30, 2017, the before-tax deferred net gains (losses) on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are approximately $(0.1) million. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to investment income over the term of the investment cash flows.
The following table presents the effective portion of derivatives in cash flow hedging relationships on the condensed consolidated statements of income and the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	Effective Portion
Derivative Type	Gain (Loss) Deferred in OCI	Gain (Loss) Reclassified into Income from OCI
		Investment Related Gains (Losses)	Investment Income
For the three months ended June 30, 2017:
Interest rate	$(7,643)	$—	$—
Currency/Interest rate	1,226	—	132
Forward bond purchase commitments	—	(41)	51
Total	$(6,417)	$(41)	$183
For the three months ended June 30, 2016:
Interest rate	$(17,464)	$—	$—
Currency/Interest rate	(2,886)	—	93
Forward bond purchase commitments	—	(1,010)	(35)
Total	$(20,350)	$(1,010)	$58

For the six months ended June 30, 2017:
Interest rate	$(5,427)	$—	$—
Currency/Interest rate	9,443	—	329
Forward bond purchase commitments	—	(41)	101
Total	$4,016	$(41)	$430
For the six months ended June 30, 2016:
Interest rate	$(12,335)	$—	$—
Currency/Interest rate	536	—	253
Forward bond purchase commitments	—	(169)	(88)
Total	$(11,799)	$(169)	$165

All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. For the three and six months ended June 30, 2017 and 2016, the ineffective portion of derivatives reported as cash flow hedges was not material to the Company’s results of operations. Also, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.
Hedges of Net Investments in Foreign Operations
The Company uses foreign currency swaps and foreign currency forwards to hedge a portion of its net investment in certain foreign operations against adverse movements in exchange rates. The following table illustrates the Company’s net investments in foreign operations (“NIFO”) hedges for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	Derivative Gains (Losses) Deferred in AOCI
	For the three months ended June 30,		For the six months ended June 30,
Type of NIFO Hedge (1) (2)	2017	2016	2017	2016
Foreign currency swaps	$(17,919)	$302	$(25,525)	$(31,493)
Foreign currency forwards	4,158	—	4,158	—
Total	$(13,761)	$302	$(21,367)	$(31,493)

(1)
There were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from accumulated other comprehensive income (loss) into investment income during the periods presented.

(2)	There was no ineffectiveness recognized for the Company’s hedges of net investments in foreign operations.

The cumulative foreign currency translation gain recorded in AOCI related to these hedges was $140.3 million and $161.6 million at June 30, 2017 and December 31, 2016, respectively. If a foreign operation was sold or substantially liquidated, the amounts in AOCI would be reclassified to the condensed consolidated statements of income. A pro rata portion would be reclassified upon partial sale of a foreign operation.
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

A summary of the effect of non-hedging derivatives, including embedded derivatives, on the Company’s condensed consolidated statements of income for the three and six months ended June 30, 2017 and 2016 is as follows (dollars in thousands):

		Gain (Loss) for the three months ended June 30,
Type of Non-hedging Derivative	Income Statement Location of Gain (Loss)	2017	2016
Interest rate swaps	Investment related gains (losses), net	$14,289	$41,500
Financial futures	Investment related gains (losses), net	(6,442)	(7,557)
Foreign currency forwards	Investment related gains (losses), net	(351)	3,577
CPI swaps	Investment related gains (losses), net	(4)	(520)
Credit default swaps	Investment related gains (losses), net	3,879	3,518
Equity options	Investment related gains (losses), net	(9,273)	(3,225)
Longevity swaps	Other revenues	1,981	2,394
Mortality swaps	Other revenues	(395)	1,046
Subtotal		3,684	40,733
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	Investment related gains (losses), net	15,108	76,966
Indexed annuity products	Interest credited	(5,955)	(2,019)
Variable annuity products	Investment related gains (losses), net	360	(28,137)
Total non-hedging derivatives		$13,197	$87,543

		Gain (Loss) for the six months ended June 30,
Type of Non-hedging Derivative	Income Statement Location of Gain (Loss)	2017	2016
Interest rate swaps	Investment related gains (losses), net	$11,677	$104,027
Financial futures	Investment related gains (losses), net	(19,217)	(18,608)
Foreign currency forwards	Investment related gains (losses), net	553	6,077
CPI swaps	Investment related gains (losses), net	(9)	(700)
Credit default swaps	Investment related gains (losses), net	11,237	6,864
Equity options	Investment related gains (losses), net	(26,462)	(5,928)
Longevity swaps	Other revenues	3,847	2,481
Mortality swaps	Other revenues	(790)	622
Subtotal		(19,164)	94,835
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	Investment related gains (losses), net	83,810	(15,283)
Indexed annuity products	Interest credited	(22,357)	(626)
Variable annuity products	Investment related gains (losses), net	22,723	(91,077)
Total non-hedging derivatives		$65,012	$(12,151)
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
Foreign Currency Swaps
Foreign currency swaps are used by the Company to reduce the risk from fluctuations in foreign currency exchange rates associated with its assets and liabilities denominated in foreign currencies. With a foreign currency swap transaction, the Company agrees with another party to exchange, at specified intervals, the difference between one currency and another at a forward exchange rate calculated by reference to an agreed upon principal amount. The principal amount of each currency is exchanged at the termination of the currency swap by each party. The Company uses foreign currency swaps in hedges of net investments in foreign operations and non-qualifying hedge relationships.
Foreign Currency Forwards
Foreign currency forwards are used by the Company to reduce the risk from fluctuations in foreign currency exchange rates associated with its assets and liabilities denominated in foreign currencies. With a foreign currency forward transaction, the Company agrees with another party to deliver a specified amount of an identified currency at a specified future date. The price is agreed upon at the time of the contract and payment for such a contract is made in a different currency at the specified future date. The Company uses foreign currency forwards in hedges of net investments in foreign operations and non-qualifying hedge relationships.
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

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of credit default swaps sold by the Company at June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017			December 31, 2016
Rating Agency Designation of Referenced Credit Obligations(1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)
AAA/AA+/AA/AA-/A+/A/A-
Single name credit default swaps	$2,857	$155,500	3.5	$1,726	$150,500	3.8
Subtotal	2,857	155,500	3.5	1,726	150,500	3.8
BBB+/BBB/BBB-
Single name credit default swaps	3,351	365,200	3.3	1,426	347,200	3.7
Credit default swaps referencing indices	82	416,000	4.5	6,295	416,000	5.0
Subtotal	3,433	781,200	3.9	7,721	763,200	4.4
BB+/BB/BB-
Single name credit default swaps	1	5,000	2.0	(477)	9,000	3.5
Subtotal	1	5,000	2.0	(477)	9,000	3.5
Total	$6,291	$941,700	3.8	$8,970	$922,700	4.3

(1)	The rating agency designations are based on ratings from Standard and Poor’s (“S&P”).

(2)	Assumes the value of the referenced credit obligations is zero.

(3)	The weighted average years to maturity of the credit default swaps is calculated based on weighted average notional amounts.
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
Embedded Derivatives
The Company has certain embedded derivatives which are required to be separated from their host contracts and reported as derivatives. Host contracts include reinsurance treaties structured on a modified coinsurance (“modco”) or funds withheld basis. Additionally, the Company reinsures equity-indexed annuity and variable annuity contracts with benefits that are considered embedded derivatives, including guaranteed minimum withdrawal benefits, guaranteed minimum accumulation benefits, and guaranteed minimum income benefits. The changes in fair values of embedded derivatives on equity-indexed annuities described below relate to changes in the fair value associated with capital market and other related assumptions. The Company’s utilization of a credit valuation adjustment (“CVA”) did not have a material effect on the change in fair value of its embedded derivatives for the three and six months ended June 30, 2017 and 2016.

The related gains (losses) and the effect on net income after amortization of deferred acquisition costs (“DAC”) and income taxes for the three and six months ended June 30, 2017 and 2016 are reflected in the following table (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Embedded derivatives in modco or funds withheld arrangements included in investment related gains	$15,108	$76,966	$83,810	$(15,283)
After the associated amortization of DAC and taxes, the related amounts included in net income	2,941	18,807	28,785	(7,970)
Embedded derivatives in variable annuity contracts included in investment related gains	360	(28,137)	22,723	(91,077)
After the associated amortization of DAC and taxes, the related amounts included in net income	3,023	(40,167)	31,859	(66,010)
Amounts related to embedded derivatives in equity-indexed annuities included in benefits and expenses	(5,955)	(2,019)	(22,357)	(626)
After the associated amortization of DAC and taxes, the related amounts included in net income	(6,925)	(7,816)	(28,322)	3,418
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
The Company’s credit exposure related to derivative contracts is generally limited to the fair value at the reporting date plus or minus any collateral posted or held by the Company. The Company’s credit exposure to mortality swaps is minimal, as they are fully collateralized by a counterparty. Information regarding the Company’s credit exposure related to its over-the-counter derivative contracts, centrally cleared derivative contracts and margin account for exchange-traded futures, excluding mortality swaps, at June 30, 2017 and December 31, 2016 are reflected in the following table (dollars in thousands):

	June 30, 2017	December 31, 2016
Estimated fair value of derivatives in net asset position	$181,124	$236,985
Cash provided as collateral(1)	7,461	1,441
Securities pledged to counterparties as collateral(2)	59,540	95,863
Cash pledged from counterparties as collateral(3)	(183,179)	(254,498)
Securities pledged from counterparties as collateral(4)	(17,847)	(16,913)
Initial margin for cleared derivatives(2)	(58,526)	(73,571)
Net amount after application of master netting agreements and collateral	$(11,427)	$(10,693)
Margin account related to exchange-traded futures(5)	$8,530	$9,687

(1)	Consists of receivable from counterparty, included in other assets.

(2)	Included in available-for-sale securities, primarily consists of U.S. Treasury and government agency securities.

(3)	Included in cash and cash equivalents, with obligation to return cash collateral recorded in other liabilities.

(4)	Consists of U.S. Treasury and government securities.

(5)	Included in other assets.

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

Assets and Liabilities by Hierarchy Level
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 are summarized below (dollars in thousands):

June 30, 2017:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
Corporate securities	$22,341,661	$603,002	$20,447,605	$1,291,054
Canadian and Canadian provincial governments	4,007,754	—	3,474,484	533,270
Residential mortgage-backed securities	1,539,299	—	1,390,614	148,685
Asset-backed securities	1,641,841	—	1,440,252	201,589
Commercial mortgage-backed securities	1,582,028	—	1,580,085	1,943
U.S. government and agencies	1,721,564	1,597,777	100,220	23,567
State and political subdivisions	638,970	—	604,536	34,434
Other foreign government supranational and foreign government-sponsored enterprises	2,872,309	326,033	2,534,282	11,994
Total fixed maturity securities – available-for-sale	36,345,426	2,526,812	31,572,078	2,246,536
Funds withheld at interest – embedded derivatives	61,281	—	—	61,281
Cash equivalents	300,516	300,516	—	—
Short-term investments	91,024	21,586	65,890	3,548
Other invested assets:
Non-redeemable preferred stock	31,959	31,959	—	—
Other equity securities	72,318	72,318	—	—
Derivatives:
Interest rate swaps	55,154	—	55,154	—
CPI swaps	(187)	—	(187)	—
Credit default swaps	6,258	—	6,258	—
Equity options	15,804	—	15,804	—
Foreign currency swaps	81,019	—	81,019	—
FVO contractholder-directed unit-linked investments	204,630	203,150	1,480	—
Other	7,047	7,047	—	—
Total other invested assets	474,002	314,474	159,528	—
Other assets - longevity swaps	33,349	—	—	33,349
Total	$37,305,598	$3,163,388	$31,797,496	$2,344,714
Liabilities:
Interest sensitive contract liabilities – embedded derivatives	$974,631	$—	$—	$974,631
Other liabilities:
Derivatives:
Interest rate swaps	17,012	—	17,012	—
Foreign currency forwards	4,200	—	4,200	—
Credit default swaps	(319)	—	(319)	—
Equity options	(12,497)	—	(12,497)	—
Foreign currency swaps	1,877	—	1,877	—
Mortality swaps	1,552	—	—	1,552
Total	$986,456	$—	$10,273	$976,183

December 31, 2016:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
Corporate securities	$19,619,084	$310,995	$18,035,836	$1,272,253
Canadian and Canadian provincial governments	3,644,046	—	3,168,081	475,965
Residential mortgage-backed securities	1,278,576	—	1,118,285	160,291
Asset-backed securities	1,429,344	—	1,210,064	219,280
Commercial mortgage-backed securities	1,363,654	—	1,342,509	21,145
U.S. government and agencies	1,468,302	1,345,755	98,059	24,488
State and political subdivisions	591,796	—	550,130	41,666
Other foreign government, supranational and foreign government-sponsored enterprises	2,698,823	276,729	2,409,225	12,869
Total fixed maturity securities – available-for-sale	32,093,625	1,933,479	27,932,189	2,227,957
Funds withheld at interest – embedded derivatives	(22,529)	—	—	(22,529)
Cash equivalents	338,601	338,601	—	—
Short-term investments	44,241	8,276	32,619	3,346
Other invested assets:
Non-redeemable preferred stock	51,123	38,317	12,806	—
Other equity securities	224,238	224,238	—	—
Derivatives:
Interest rate swaps	93,508	—	93,508	—
Credit default swaps	9,136	—	9,136	—
Equity options	26,070	—	26,070	—
Foreign currency swaps	100,394	—	100,394	—
FVO contractholder-directed unit-linked investments	190,120	188,891	1,229	—
Other	11,036	11,036	—	—
Total other invested assets	705,625	462,482	243,143	—
Other assets - longevity swaps	26,958	—	—	26,958
Total	$33,186,521	$2,742,838	$28,207,951	$2,235,732
Liabilities:
Interest sensitive contract liabilities – embedded derivatives	$990,308	$—	$—	$990,308
Other liabilities:
Derivatives:
Interest rate swaps	24,374	—	24,374	—
Foreign currency forwards	5,070	—	5,070	—
CPI swaps	262	—	262	—
Credit default swaps	(5)	—	(5)	—
Equity options	(7,389)	—	(7,389)	—
Foreign currency swaps	(3,231)	—	(3,231)	—
Mortality swaps	2,462	—	—	2,462
Total	$1,011,851	$—	$19,081	$992,770

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
Level 3 Measurements and Transfers
As of June 30, 2017 and December 31, 2016, the Company classified approximately 6.2% and 6.9%, respectively, of its fixed maturity securities in the Level 3 category. These securities primarily consist of private placement corporate securities and bank loans as well as Canadian provincial strips with inactive trading markets. Additionally, the Company has included asset-backed securities with subprime exposure and mortgage-backed securities with below investment grade ratings in the Level 3 category due to market uncertainty associated with these securities and the Company’s utilization of unobservable information from third parties for the valuation of these securities.

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
The following table presents quantitative information about significant unobservable inputs used in Level 3 fair value measurements that are developed internally by the Company as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	Estimated Fair Value		Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	June 30, 2017	December 31, 2016			June 30, 2017	December 31, 2016
Assets:
Corporate securities	$158,309	$167,815	Market comparable securities	Liquidity premium	0-2% (1%)	0-2% (1%)
U.S. government and agencies	23,567	24,488	Market comparable securities	Liquidity premium	0-1% (1%)	0-1% (1%)
State and political subdivisions	4,607	4,670	Market comparable securities	Liquidity premium	1%	1%
Funds withheld at interest- embedded derivatives	61,281	(22,529)	Total return swap	Mortality	0-100% (2%)	0-100% (2%)
				Lapse	0-35% (9%)	0-35% (8%)
				Withdrawal	0-5% (3%)	0-5% (3%)
				CVA	0-5% (1%)	0-5% (1%)
				Crediting rate	2-4% (2%)	2-4% (2%)
Longevity swaps	33,349	26,958	Discounted cash flow	Mortality	0-100% (2%)	0-100% (2%)
				Mortality improvement	(10%)-10% (3%)	(10%)-10% (3%)
Liabilities:
Interest sensitive contract liabilities- embedded derivatives- indexed annuities	812,718	805,672	Discounted cash flow	Mortality	0-100% (2%)	0-100% (2%)
				Lapse	0-35% (9%)	0-35% (8%)
				Withdrawal	0-5% (3%)	0-5% (3%)
				Option budget projection	2-4% (2%)	2-4% (2%)

Interest sensitive contract liabilities- embedded derivatives- variable annuities	161,913	184,636	Discounted cash flow	Mortality	0-100% (2%)	0-100% (2%)
				Lapse	0-25% (6%)	0-25% (6%)
				Withdrawal	0-7% (3%)	0-7% (3%)
				CVA	0-5% (1%)	0-5% (1%)
				Long-term volatility	0-27% (9%)	0-27% (14%)
Mortality swaps	1,552	2,462	Discounted cash flow	Mortality	0-100% (1%)	0-100% (1%)
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

Transfers from Level 1 to Level 2 are due to the lack of observable market data when pricing these securities, while transfers from Level 2 to Level 1 are due to an increase in the availability of market observable data in an active market. There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2016. The following tables present the transfers between Level 1 and Level 2 during the three and six months ended June 30, 2017 (dollars in thousands):

	2017
	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1
Three months ended June 30:
Fixed maturity securities - available-for-sale:
Corporate securities	$—	$49,999

Six months ended June 30:
Fixed maturity securities - available-for-sale:
Corporate securities	$—	$88,674
The tables below provide a summary of the changes in fair value of Level 3 assets and liabilities for the three and six months ended June 30, 2017, as well as the portion of gains or losses included in income for the three and six months ended June 30, 2017 attributable to unrealized gains or losses related to those assets and liabilities still held at June 30, 2017 (dollars in thousands):

For the three months ended June 30, 2017:	Fixed maturity securities - available-for-sale
	Corporate securities	Canadian and Canadian provincial governments	Residential mortgage- backed securities	Asset-backed securities
Fair value, beginning of period	$1,263,925	$483,560	$143,430	$208,436
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(396)	3,201	(29)	511
Investment related gains (losses), net	8,427	—	115	—
Included in other comprehensive income	(4,548)	46,509	1,962	1,136
Purchases(1)	104,087	—	29,318	34,366
Sales(1)	(23,174)	—	(4,467)	—
Settlements(1)	(74,531)	—	(4,655)	(27,569)
Transfers into Level 3	17,264	—	5,423	3,500
Transfers out of Level 3	—	—	(22,412)	(18,791)
Fair value, end of period	$1,291,054	$533,270	$148,685	$201,589
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(396)	$3,201	$(37)	$239
Investment related gains (losses), net	(1,495)	—	—	—

For the three months ended June 30, 2017 (continued):	Fixed maturity securities available-for-sale
	Commercial mortgage- backed securities	U.S. government and agencies	State and political subdivisions	Other foreign government, supranational and foreign government-sponsored enterprises
Fair value, beginning of period	$1,923	$23,474	$33,858	$12,344
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	—	(115)	(6)	—
Included in other comprehensive income	21	211	823	(12)
Purchases(1)	—	132	—	—
Settlements(1)	(1)	(135)	(241)	(338)
Fair value, end of period	$1,943	$23,567	$34,434	$11,994
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$—	$(115)	$(6)	$—

For the three months ended June 30, 2017 (continued):	Short-term Investments	Funds withheld at interest- embedded derivatives	Other assets - longevity swaps	Interest sensitive contract liabilities embedded derivatives	Other liabilities - mortality swaps
Fair value, beginning of period	$3,276	$46,173	$29,170	$(972,930)	$(2,857)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment related gains (losses), net	—	15,108	—	360	—
Interest credited	—	—	—	(5,955)	—
Included in other comprehensive income	(29)	—	2,198	—	—
Other revenues	—	—	1,981	—	(395)
Purchases(1)	324	—	—	(19,533)	—
Settlements(1)	(23)	—	—	23,427	1,700
Fair value, end of period	$3,548	$61,281	$33,349	$(974,631)	$(1,552)
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment related gains (losses), net	—	15,108	—	(1,794)	—
Other revenues	—	—	1,981	—	(395)
Interest credited	—	—	—	(29,382)	—

For the six months ended June 30, 2017:	Fixed maturity securities - available-for-sale
	Corporate securities	Canadian and Canadian provincial governments	Residential mortgage- backed securities	Asset-backed securities
Fair value, beginning of period	$1,272,253	$475,965	$160,291	$219,280
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(819)	6,271	(274)	1,529
Investment related gains (losses), net	7,196	—	480	—
Interest credited
Included in other comprehensive income	400	51,034	2,612	6,903
Purchases(1)	150,001	—	45,817	45,215
Sales(1)	(23,174)	—	(15,071)	—
Settlements(1)	(146,001)	—	(11,439)	(45,723)
Transfers into Level 3	31,198	—	5,500	38,758
Transfers out of Level 3	—	—	(39,231)	(64,373)
Fair value, end of period	$1,291,054	$533,270	$148,685	$201,589
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(819)	$6,271	$(128)	$400
Investment related gains (losses), net	(2,788)	—	(346)	—

For the six months ended June 30, 2017 (continued):	Fixed maturity securities available-for-sale
	Commercial mortgage- backed securities	U.S. government and agencies	State and political subdivisions	Other foreign government, supranational and foreign government-sponsored enterprises
Fair value, beginning of period	$21,145	$24,488	$41,666	$12,869
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	709	(232)	(94)	—
Investment related gains (losses), net	(595)	—	—	—
Included in other comprehensive income	(62)	263	(20)	(203)
Other revenues	—	—	—	—
Purchases(1)	—	236	—	—
Sales(1)	(3,720)	—	—	—
Settlements(1)	(5,402)	(1,188)	(274)	(672)
Transfers out of Level 3	(10,132)	—	(6,844)	—
Fair value, end of period	$1,943	$23,567	$34,434	$11,994
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$—	$(232)	$(94)	$—

For the six months ended June 30, 2017 (continued):	Short-term Investments	Funds withheld at interest- embedded derivatives	Other assets - longevity swaps	Interest sensitive contract liabilities embedded derivatives	Other liabilities - mortality swaps
Fair value, beginning of period	$3,346	$(22,529)	$26,958	$(990,308)	$(2,462)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment related gains (losses), net	—	83,810	—	22,723	—
Interest credited	—	—	—	(22,357)	—
Included in other comprehensive income	4	—	2,545	—	—
Other revenues	—	—	3,846	—	(790)
Purchases(1)	356	—	—	(25,927)	—
Settlements(1)	(158)	—	—	41,238	1,700
Fair value, end of period	$3,548	$61,281	$33,349	$(974,631)	$(1,552)
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment related gains (losses), net	—	83,810	—	18,505	—
Other revenues	—	—	3,846	—	(790)
Interest credited	—	—	—	(63,596)	—

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
Included in earnings, net:
Investment income, net of related expenses	$(608)	$3,049	$530	$187	$485	$(122)

For the three months ended June 30, 2016 (continued):	Fixed maturity securities available-for-sale
	State and political subdivisions	Other foreign government, supranational and foreign government-sponsored enterprises	Funds withheld at interest- embedded derivatives	Other assets - longevity swaps	Interest sensitive contract liabilities embedded derivatives	Other liabilities - mortality swaps
Fair value, beginning of period	$34,624	$13,936	$(168,948)	$15,806	$(1,118,069)	$(3,043)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	12	—	—	—	—	—
Investment related gains (losses), net	—	—	76,967	—	(28,137)	—
Interest credited	—	—	—	—	(2,019)	—
Included in other comprehensive income	837	95	—	(419)	—	—
Other revenues	—	—	—	2,394	—	1,046
Purchases(1)	—	—	—	—	4,703	—
Settlements(1)	(227)	(325)	—	—	18,142	—
Fair value, end of period	$35,246	$13,706	$(91,981)	$17,781	$(1,125,380)	$(1,997)
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
Included in earnings, net:
Investment income, net of related expenses	$(1,428)	$6,051	$42	$350	$1,031	$(245)
Investment related gains (losses), net	(21,726)	—	—	—	—	—

For the six months ended June 30, 2016 (continued):	Fixed maturity securities available-for-sale
	State and political subdivisions	Other foreign government, supranational and foreign government-sponsored enterprises	Funds withheld at interest- embedded derivatives	Other assets - longevity swaps	Interest sensitive contract liabilities embedded derivatives	Other liabilities - mortality swaps
Fair value, beginning of period	$38,342	$14,065	$(76,698)	$14,996	$(1,070,584)	$(2,619)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	195	—	—	—	—	—
Investment related gains (losses), net	—	—	(15,283)	—	(91,077)	—
Interest credited	—	—	—	—	(626)	—
Included in other comprehensive income	1,171	288	—	304	—	—
Other revenues	—	—	—	2,481	—	622
Purchases(1)	—	—	—	—	2,035	—
Settlements(1)	(258)	(647)	—	—	34,872	—
Transfers out of Level 3	(4,204)	—	—	—	—	—
Fair value, end of period	$35,246	$13,706	$(91,981)	$17,781	$(1,125,380)	$(1,997)
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

Nonrecurring Fair Value Measurements
The following table presents information for assets measured at estimated fair value on a nonrecurring basis during the periods presented and still held at the reporting date (for example, when there is evidence of impairment). The estimated fair values for these assets were determined using significant unobservable inputs (Level 3).

	Carrying Value After Measurement		Net Investment Gains (Losses)
	At June 30,		Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2017	2016	2017	2016	2017	2016
Mortgage loans(1)	$—	$6,993	$—	$(400)	$—	$(702)
Limited partnership interests(2)	3,690	4,460	(6,308)	(112)	(6,308)	(2,039)

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

Fair Value of Financial Instruments
The Company is required by general accounting principles for Fair Value Measurements and Disclosures to disclose the fair value of certain financial instruments including those that are not carried at fair value. The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments, which were not measured at fair value on a recurring basis, at June 30, 2017 and December 31, 2016 (dollars in thousands). This table excludes any payables or receivables for collateral under repurchase agreements and other transactions. The estimated fair value of the excluded amount approximates carrying value as they equal the amount of cash collateral received/paid.

June 30, 2017:	Carrying Value	Estimated Fair Value	Fair Value Measurement Using:
			Level 1	Level 2	Level 3	NAV
Assets:
Mortgage loans on real estate	$4,104,487	$4,215,094	$—	$—	$4,215,094	$—
Policy loans	1,406,774	1,406,774	—	1,406,774	—	—
Funds withheld at interest(1)	5,904,679	6,258,874	—	—	6,258,874	—
Cash and cash equivalents(2)	822,834	822,834	822,834	—	—	—
Short-term investments(2)	32,284	32,284	32,284	—	—	—
Other invested assets(2)	567,448	603,783	27,815	66,501	198,931	310,536
Accrued investment income	388,008	388,008	—	388,008	—	—
Liabilities:
Interest-sensitive contract liabilities(1)	$12,718,836	$12,711,801	$—	$—	$12,711,801	$—
Long-term debt	2,788,494	3,029,601	—	—	3,029,601	—
Collateral finance and securitization notes	823,108	730,809	—	—	730,809	—

December 31, 2016:	Carrying Value	Estimated Fair Value	Fair Value Measurement Using:
			Level 1	Level 2	Level 3	NAV
Assets:
Mortgage loans on real estate	$3,775,522	$3,786,987	$—	$—	$3,786,987	$—
Policy loans	1,427,602	1,427,602	—	1,427,602	—	—
Funds withheld at interest(1)	5,893,381	6,193,166	—	—	6,193,166	—
Cash and cash equivalents(2)	862,117	862,117	862,117	—	—	—
Short-term investments(2)	32,469	32,469	32,469	—	—	—
Other invested assets(2)	477,132	510,640	26,294	55,669	131,904	296,773
Accrued investment income	347,173	347,173	—	347,173	—	—
Liabilities:
Interest-sensitive contract liabilities(1)	$10,225,099	$10,234,544	$—	$—	$10,234,544	$—
Long-term debt	3,088,635	3,186,173	—	—	3,186,173	—
Collateral finance and securitization notes	840,700	745,805	—	—	745,805	—

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
Long-term Debt/Collateral Finance and Securitization Notes – The fair value of the Company’s long-term, debt and collateral finance and securitization notes is generally estimated by discounting future cash flows using market rates currently available for debt with similar remaining maturities and reflecting the credit risk of the Company, including inputs when available, from actively traded debt of the Company or other companies with similar credit quality. The valuation of long-term debt, and collateral finance and securitization notes are generally obtained from brokers and is considered Level 3 in the fair value hierarchy.

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

	Three months ended June 30,		Six months ended June 30,
Revenues:	2017	2016	2017	2016
U.S. and Latin America:
Traditional	$1,522,698	$1,494,003	$3,011,201	$2,894,820
Financial Solutions	271,976	305,077	570,822	343,982
Total	1,794,674	1,799,080	3,582,023	3,238,802
Canada:
Traditional	269,273	288,912	533,548	546,912
Financial Solutions	12,003	11,854	23,810	22,538
Total	281,276	300,766	557,358	569,450
Europe, Middle East and Africa:
Traditional	345,920	301,642	664,006	591,276
Financial Solutions	73,405	80,977	153,394	148,733
Total	419,325	382,619	817,400	740,009
Asia Pacific:
Traditional	561,529	477,571	1,066,759	871,770
Financial Solutions	17,984	17,045	38,436	37,116
Total	579,513	494,616	1,105,195	908,886
Corporate and Other	54,488	61,987	76,040	94,489
Total	$3,129,276	$3,039,068	$6,138,016	$5,551,636

	Three months ended June 30,		Six months ended June 30,
Income (loss) before income taxes:	2017	2016	2017	2016
U.S. and Latin America:
Traditional	$90,594	$111,430	$120,554	$162,528
Financial Solutions	106,985	108,854	210,571	93,958
Total	197,579	220,284	331,125	256,486
Canada:
Traditional	32,836	43,309	52,164	63,404
Financial Solutions	4,425	2,128	8,017	2,720
Total	37,261	45,437	60,181	66,124
Europe, Middle East and Africa:
Traditional	11,354	6,834	25,330	5,718
Financial Solutions	28,905	27,469	60,823	52,893
Total	40,259	34,303	86,153	58,611
Asia Pacific:
Traditional	53,322	34,482	95,010	75,642
Financial Solutions	5,377	(73)	11,249	8,480
Total	58,699	34,409	106,259	84,122
Corporate and Other	5,517	18,790	(36,559)	(4,540)
Total	$339,315	$353,223	$547,159	$460,803

Assets:	June 30, 2017	December 31, 2016
U.S. and Latin America:
Traditional	$18,588,924	$18,140,825
Financial Solutions	16,370,238	13,712,106
Total	34,959,162	31,852,931
Canada:
Traditional	3,965,235	3,846,682
Financial Solutions	104,804	85,405
Total	4,070,039	3,932,087
Europe, Middle East and Africa:
Traditional	2,852,309	2,559,124
Financial Solutions	4,016,788	3,876,131
Total	6,869,097	6,435,255
Asia Pacific:
Traditional	4,449,350	3,968,081
Financial Solutions	1,179,010	676,281
Total	5,628,360	4,644,362
Corporate and Other	6,611,414	6,233,244
Total	$58,138,072	$53,097,879

8.    Commitments, Contingencies and Guarantees
Commitments
Funding of Investments
The Company’s commitments to fund investments as of June 30, 2017 and December 31, 2016 are presented in the following table (dollars in thousands):

	June 30, 2017	December 31, 2016
Limited partnership interests and real estate joint ventures	$328,739	$332,169
Commercial mortgage loans	84,685	126,248
Bank loans and private placements	51,627	58,318
Equity release mortgages	173,203	130,324
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
Guarantees
Statutory Reserve Support
RGA, through wholly-owned subsidiaries, has committed to provide statutory reserve support to third parties, in exchange for a fee, by funding loans if certain defined events occur. Such statutory reserves are required under the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX for term life insurance policies and Regulation A-XXX for universal life secondary guarantees). The third parties have recourse to RGA should the subsidiary fail to provide the required funding, however, as of June 30, 2017, the Company does not believe that it will be required to provide any funding under these commitments as the occurrence of the defined events is considered remote. The following table presents the maximum potential obligation for these commitments as of June 30, 2017 (dollars in millions):

Commitment Period:	Maximum Potential Obligation
2023	$500.0
2033	450.0
2034	2,000.0
2035	1,314.2
2036	2,932.0
2037	5,657.4
Other Guarantees
RGA has issued guarantees to third parties on behalf of its subsidiaries for the payment of amounts due under certain securities borrowing and repurchase arrangements, financing arrangements and office lease obligations, whereby, if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. Additionally, in limited circumstances, treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA’s subsidiary is relatively new, unrated, or not of a significant size, relative to the ceding company. Liabilities supported by the treaty guarantees, before consideration for any legally offsetting amounts due from the guaranteed party are reflected on the Company’s condensed consolidated balance sheets in future policy benefits. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to securities borrowing and repurchase arrangements provide additional security to third parties should a subsidiary fail to provide securities when due. RGA’s guarantees issued as of June 30, 2017 and December 31, 2016 are reflected in the following table (dollars in thousands):

	June 30, 2017	December 31, 2016
Treaty guarantees	$964,978	$902,216
Treaty guarantees, net of assets in trust	833,654	780,786
Securities borrowing and repurchase arrangements	207,140	263,820
Financing arrangements	106,681	119,073
Lease obligations	2,162	2,428

9.	Income Tax
Provision for income tax expense differed from the amounts computed by applying the U.S. federal income tax statutory rate of 35.0% to pre-tax income as a result of the following for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Tax provision at U.S. statutory rate	$118,760	$123,628	$191,506	$161,281
Increase (decrease) in income taxes resulting from:
Foreign tax rate differing from U.S. tax rate	(4,261)	(8,398)	(10,413)	(12,282)
Differences in tax bases in foreign jurisdictions	(13,375)	(5,553)	(16,759)	(14,489)
Deferred tax valuation allowance	13,031	4,288	14,213	9,287
Amounts related to tax audit contingencies	(1,783)	3,288	(1,172)	3,889
Corporate rate changes	44	—	(1,193)	—
Subpart F	1,140	738	1,326	1,433
Foreign tax credits	(1,938)	(427)	(2,064)	(721)
Equity compensation excess benefit	(2,609)	—	(4,464)	—
Return to provision adjustments	(633)	(442)	(403)	(316)
Other, net	(1,251)	(2)	(1,120)	146
Total provision for income taxes	$107,125	$117,120	$169,457	$148,228
Effective tax rate	31.6%	33.2%	31.0%	32.2%

The effective tax rates for the second quarter and the first six months of 2017 were lower than the U.S. Statutory rate of 35.0% primarily as a result of income generated in non-U.S. jurisdictions, predominately related to income earned in RGA Life Reinsurance Company of Canada and the United Kingdom Branch of RGA International Reinsurance Company dac, with statutory rates of approximately 26.6% and 19.3%, respectively. Further, tax benefits derived from differences in tax bases in foreign jurisdictions and benefits related to the filing of an amended tax return also lowered the effective tax rate. These items were partially offset with a valuation allowance established related to the amended return filing. The effective tax rates for the second quarter and first six months of 2016 were lower than the U.S. Statutory rate of 35.0% primarily as a result of tax benefits from income in non-U.S. jurisdictions, mostly related to RGA Life Reinsurance Company of Canada, with lower tax rates than the U.S. and differences in tax bases in foreign jurisdictions. These benefits were partially offset by an accrual related to an uncertain tax position.
10.    Employee Benefit Plans
The components of net periodic benefit costs, included in other operating expenses on the condensed consolidated statements of income, for the three and six months ended June 30, 2017 and 2016 were as follows (dollars in thousands):

	Pension Benefits		Other Benefits
	Three months ended June 30,		Three months ended June 30,
	2017	2016	2017	2016
Service cost	$2,819	$2,652	$721	$1,015
Interest cost	1,431	1,076	565	643
Expected return on plan assets	(1,823)	(1,345)	—	—
Amortization of prior service cost	95	75	(155)	—
Amortization of prior actuarial loss	1,082	1,224	457	617
Settlements	256	—	—	—
Net periodic benefit cost	$3,860	$3,682	$1,588	$2,275

	Pension Benefits		Other Benefits
	Six months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Service cost	$5,399	$4,958	$1,442	$2,031
Interest cost	2,629	2,335	1,130	1,286
Expected return on plan assets	(3,108)	(2,569)	—	—
Amortization of prior service cost	169	153	(311)	—
Amortization of prior actuarial loss	2,163	2,081	914	1,233
Settlements	513	—	—	—
Net periodic benefit cost	$7,765	$6,958	$3,175	$4,550
The Company has made $5.0 million in pension contributions during the first six months of 2017 and expects to make total pension contributions between $5.0 million and $10.0 million in 2017.

11.	Reinsurance
Retrocession reinsurance treaties do not relieve the Company from its obligations to direct writing companies. Failure of retrocessionaires to honor their obligations could result in losses to the Company. Consequently, allowances would be established for amounts deemed uncollectible. At June 30, 2017 and December 31, 2016, no allowances were deemed necessary. The Company regularly evaluates the financial condition of the insurance companies from which it assumes and to which it cedes reinsurance.
Retrocessions are arranged through the Company’s retrocession pools for amounts in excess of the Company’s retention limit. As of June 30, 2017 and December 31, 2016, all rated retrocession pool participants followed by the A.M. Best Company were rated “A- (excellent)” or better. The Company verifies retrocession pool participants’ ratings on a quarterly basis. For a majority of the retrocessionaires that were not rated, security in the form of letters of credit or trust assets has been posted. In addition, the Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance. In addition to its third party retrocessionaires, various RGA reinsurance subsidiaries retrocede amounts in excess of their retention to affiliated subsidiaries.

The following table presents information for the Company’s reinsurance ceded receivable assets, including the respective amount and A.M. Best rating for each reinsurer representing in excess of five percent of the total as of June 30, 2017 and December 31, 2016 (dollars in thousands):

		June 30, 2017		December 31, 2016
Reinsurer	A.M. Best Rating	Amount	% of Total	Amount	% of Total
Reinsurer A	A+	$291,029	36.4%	$240,894	35.2%
Reinsurer B	A+	195,222	24.4	183,881	26.9
Reinsurer C	A+	67,691	8.5	68,832	10.1
Reinsurer D	A++	47,520	6.0	36,202	5.3
Reinsurer E	A	42,808	5.4	35,484	5.2
Other reinsurers		154,095	19.3	118,679	17.3
Total		$798,365	100.0%	$683,972	100.0%
Included in the total reinsurance ceded receivables balance were $257.6 million and $242.0 million of claims recoverable, of which $3.8 million and $4.0 million were in excess of 90 days past due, as of June 30, 2017 and December 31, 2016, respectively.

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
Adoption of New Accounting Standards
Stock Compensation

In March 2016, the FASB updated the general accounting principal for Stock Compensation which changed how companies account for certain aspects of share-based payment awards to employees. The updated guidance requires excess tax benefits and deficiencies from share-based payment awards be recorded in income tax expense in the income statement. Previously, excess tax benefits and deficiencies were recognized in shareholders’ equity or deferred taxes on the balance sheet depending on the tax situation of the Company. In addition, the updated guidance also changes the accounting for forfeitures and statutory tax withholding requirements, as well as the classification in the statement of cash flows. The new standard generally requires a modified retrospective transition through a cumulative-effect adjustment as of the beginning of the period of adoption, with certain provisions requiring either a prospective or retrospective transition. The Company adopted the new guidance on January 1, 2017. Upon adoption, the Company recognized excess tax benefits of approximately $17.7 million in deferred tax assets that were previously not recognized in a cumulative-effect adjustment increasing retained earnings by $17.7 million. The Company also recorded excess tax benefits of approximately $2.6 million and $4.5 million in the provision for income taxes for the three and six months ended June 30, 2017, respectively. The number of weighted average diluted shares outstanding were also adjusted to exclude excess tax benefits from the assumed proceeds in the diluted shares calculation resulting in an immaterial increase in the number of dilutive shares outstanding. The Company also elected to continue estimating forfeitures for purposes of recognizing share-based compensation. Other aspects of the adoption of the updated guidance did not have a material impact to the Company’s financial statements.
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
Consolidated Results of Operations

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenues:	(Dollars in thousands, except per share data)
Net premiums	$2,480,451	$2,346,945	$4,846,147	$4,503,950
Investment income, net of related expenses	518,538	507,666	1,032,902	924,932
Investment related gains (losses), net	56,295	118,264	116,818	(2,622)
Other revenues	73,992	66,193	142,149	125,376
Total revenues	3,129,276	3,039,068	6,138,016	5,551,636
Benefits and Expenses:
Claims and other policy benefits	2,164,363	1,997,502	4,270,508	3,884,266
Interest credited	115,285	95,849	222,969	183,754
Policy acquisition costs and other insurance expenses	319,832	405,681	699,221	639,444
Other operating expenses	154,356	159,895	312,862	317,319
Interest expense	29,352	20,331	71,754	53,138
Collateral finance and securitization expense	6,773	6,587	13,543	12,912
Total benefits and expenses	2,789,961	2,685,845	5,590,857	5,090,833
Income before income taxes	339,315	353,223	547,159	460,803
Provision for income taxes	107,125	117,120	169,457	148,228
Net income	$232,190	$236,103	$377,702	$312,575
Earnings per share:
Basic earnings per share	$3.60	$3.68	$5.86	$4.86
Diluted earnings per share	$3.54	$3.64	$5.76	$4.81
Dividends declared per share	$0.41	$0.37	$0.82	$0.74

Consolidated income before income taxes decreased $13.9 million, or 3.9%, and increased $86.4 million, or 18.7%, for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. The decrease in income for second quarter of 2017 was primarily due to an unfavorable change in investment related gains (losses), net and an increase in interest expense, partially offset by higher investment income. The increase in income for the first six months of 2017 was primarily due to a favorable change in investment related gains (losses), net and higher investment income, partially offset by an increase in interest expense. The changes in investment related gains (losses), net for the second quarter and first six months were largely due to changes in the fair value of embedded derivatives on modco or funds withheld treaties within the U.S. segment primarily related to changes in interest rates and credit spreads. The effect of the change in fair value of these embedded derivatives on income is discussed below. The increases in interest expense for the second quarter and first six months are discussed within the Corporate and Other section. Foreign currency fluctuations relative to the prior year unfavorably affected income before income taxes by approximately $6.5 million and $9.3 million for the second quarter and first six months of 2017, as compared to the same periods in 2016.
The Company recognizes in consolidated income, any changes in the fair value of embedded derivatives on modco or funds withheld treaties, equity-indexed annuity treaties (“EIAs”) and variable annuity products. The combined changes in these three types of embedded derivatives, after adjustment for deferred acquisition costs and retrocession, resulted in an increase in consolidated income before income taxes of approximately $37.3 million and $227.1 million in the second quarter and first six months of 2017, respectively, as compared to the same periods in 2016. This fluctuation does not affect current cash flows, crediting rates or spread performance on the underlying treaties. Therefore, management believes it is helpful to distinguish between the effects of changes in these embedded derivatives, net of related hedging activity and deferred acquisition costs, and the primary factors that drive profitability of the underlying treaties, namely investment income, fee income, and interest credited. The individual effect on income before income taxes for these three types of embedded derivatives is as follows:

•
The change in the value of embedded derivatives related to reinsurance treaties written on a modco or funds withheld basis are subject to the general accounting principles for derivatives and hedging related to embedded derivatives. The unrealized gains and losses associated with these embedded derivatives, after adjustment for deferred acquisition costs, resulted in a decrease in income before income taxes of $24.4 million in the second quarter of 2017 and an increase of $56.5 million in the first six months of 2017, as compared to the same periods in 2016.

•
Changes in risk-free rates used in the fair value estimates of embedded derivatives associated with EIAs affect the amount of unrealized gains and losses the Company recognizes. The unrealized gains and losses associated with EIAs, after adjustment for deferred acquisition costs and retrocession, resulted in a decrease in income before income taxes of $4.7 million in the second quarter of 2017 and an increase of $20.0 million in the first six months of 2017, as compared to the same periods in 2016.

•
The change in the Company’s liability for variable annuities associated with guaranteed minimum living benefits affects the amount of unrealized gains and losses the Company recognizes. The unrealized gains and losses associated with guaranteed minimum living benefits, after adjustment for deferred acquisition costs, increased income before income taxes by $66.4 million and $150.6 million in the second quarter and first six months of 2017, respectively, as compared to the same periods in 2016. After consideration of the change in fair value of freestanding derivatives used to hedge this liability, income before income taxes increased by $1.5 million and $9.1 million in the second quarter and first six months of 2017, respectively, as compared to the same periods in 2016.

Consolidated net premiums increased $133.5 million, or 5.7%, and $342.2 million, or 7.6%, for the three and six months ended June 30, 2017, as compared to the same periods in 2016, primarily due to growth in life reinsurance in force. Foreign currency fluctuations unfavorably affected net premiums by approximately $30.5 million and $35.6 million for the second quarter and first six months of 2017, as compared to the same periods in 2016. Consolidated assumed life insurance in force increased to $3,233.1 billion as of June 30, 2017 from $3,090.3 billion as of June 30, 2016 due to new business production and in force transactions. The Company added new business production, measured by face amount of insurance in force, of $122.5 billion and $107.3 billion during the second quarter of 2017 and 2016, respectively, and $214.1 billion and $215.1 billion during the first six months of 2017 and 2016, respectively. Management believes industry consolidation, regulatory changes and the established practice of reinsuring mortality and morbidity risks should continue to provide opportunities for growth, albeit at rates less than historically experienced in some markets.
Consolidated investment income, net of related expenses, increased $10.9 million, or 2.1%, and $108.0 million, or 11.7%, for the three and six months ended June 30, 2017, as compared to the same periods in 2016. Market value changes related to the Company’s funds withheld at interest investment associated with the reinsurance of certain EIAs increased (decreased) investment income by $(4.4) million and $74.6 million in the second quarter and first six months of 2017, respectively, as compared to the same periods in 2016. The effect on investment income of the EIA's market value changes is substantially offset by a corresponding change in interest credited to policyholder account balances resulting in an insignificant effect on net income.
Also contributing to the increase in investment income is a larger average invested asset base, excluding spread related business, partially offset by a decrease in the average investment yield. Average invested assets at amortized cost, excluding spread related business, for the six months ended June 30, 2017 totaled $25.1 billion, a 10.5% increase over June 30, 2016. The average yield earned on investments, excluding spread related business, was 4.60% and 4.71% for the second quarter of 2017 and 2016, respectively, and 4.50% and 4.59% for the six months ended June 30, 2017 and 2016, respectively. The average yield will vary from quarter to quarter and year to year depending on a number of variables, including the prevailing interest rate and credit spread environment, prepayment fees and make-whole premiums, changes in the mix of the underlying investments and cash balances, and the timing of dividends and distributions on certain investments. A continued low interest rate environment is expected to put downward pressure on this yield in future reporting periods.
Total investment related gains (losses), net changed favorably (unfavorably) by $(62.0) million and $119.4 million for the three and six months ended June 30, 2017, as compared to the same periods in 2016. A significant portion of theses variances in the second quarter and first six months are due to changes in the value of embedded derivatives related to reinsurance treaties written on a modco or funds withheld basis, reflecting the impact of changes in interest rates and credit spreads on the calculation of fair value. During the second quarter and first six months of 2017, the favorable (unfavorable) changes in the value of these embedded derivatives was $(24.4) million and $56.5 million respectively, as compared to the same periods in 2016. In addition, impairments on fixed maturity securities decreased by $14.1 million in the first six months of 2017, as compared to the same period in 2016. See Note 4 - “Investments” and Note 5 - “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for additional information on the impairment losses and derivatives.
The effective tax rate on a consolidated basis was 31.6% and 33.2% for the second quarter 2017 and 2016, respectively, and 31.0% and 32.2% for the first six months of 2017 and 2016, respectively. The effective tax rate for the second quarter and the first six months of 2017 was lower than the U.S. Statutory rate of 35% primarily as a result of income generated in non-U.S. jurisdictions with lower tax rates than the U.S., and differences in tax bases in foreign jurisdictions. The second quarter of 2017 also includes a valuation allowance established related to amended return filings, which was partially offset with a tax benefit from these amended tax returns. The effective tax rates for the second quarter and first six months of 2016 effective were lower than the U.S. Statutory rate of 35.0% primarily as a result of tax benefits from income in non-U.S. jurisdictions with lower tax rates than the U.S. and differences in tax bases in foreign jurisdictions. These benefits were partially offset by an accrual related to an uncertain tax position.

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

For the three months ended June 30, 2017:		Financial Solutions
(dollars in thousands)		Asset-Intensive	Financial Reinsurance	Total U.S. and Latin America
	Traditional
Revenues:
Net premiums	$1,335,316	$7,128	$—	$1,342,444
Investment income, net of related expenses	183,713	177,957	1,853	363,523
Investment related gains (losses), net	(654)	32,626	—	31,972
Other revenues	4,323	26,211	26,201	56,735
Total revenues	1,522,698	243,922	28,054	1,794,674
Benefits and expenses:
Claims and other policy benefits	1,194,917	24,503	—	1,219,420
Interest credited	20,838	87,664	—	108,502
Policy acquisition costs and other insurance expenses	186,375	38,211	5,619	230,205
Other operating expenses	29,974	6,542	2,452	38,968
Total benefits and expenses	1,432,104	156,920	8,071	1,597,095
Income before income taxes	$90,594	$87,002	$19,983	$197,579

For the three months ended June 30, 2016:		Financial Solutions
(dollars in thousands)		Asset-Intensive	Financial Reinsurance	Total U.S. and Latin America
	Traditional
Revenues:
Net premiums	$1,307,395	$5,662	$—	$1,313,057
Investment income, net of related expenses	182,238	177,681	2,386	362,305
Investment related gains (losses), net	(882)	76,830	—	75,948
Other revenues	5,252	24,555	17,963	47,770
Total revenues	1,494,003	284,728	20,349	1,799,080
Benefits and expenses:
Claims and other policy benefits	1,149,665	19,507	—	1,169,172
Interest credited	20,845	68,436	—	89,281
Policy acquisition costs and other insurance expenses	182,285	97,078	3,085	282,448
Other operating expenses	29,778	5,728	2,389	37,895
Total benefits and expenses	1,382,573	190,749	5,474	1,578,796
Income before income taxes	$111,430	$93,979	$14,875	$220,284

For the six months ended June 30, 2017:		Financial Solutions
(dollars in thousands)		Asset-Intensive	Financial Reinsurance	Total U.S. and Latin America
	Traditional
Revenues:
Net premiums	$2,639,661	$11,763	$—	$2,651,424
Investment income, net of related expenses	362,708	365,110	3,517	731,335
Investment related gains (losses), net	1,311	90,397	—	91,708
Other revenues	7,521	49,425	50,610	107,556
Total revenues	3,011,201	516,695	54,127	3,582,023
Benefits and expenses:
Claims and other policy benefits	2,420,557	42,039	—	2,462,596
Interest credited	41,127	166,821	—	207,948
Policy acquisition costs and other insurance expenses	367,185	121,864	11,560	500,609
Other operating expenses	61,778	13,199	4,768	79,745
Total benefits and expenses	2,890,647	343,923	16,328	3,250,898
Income before income taxes	$120,554	$172,772	$37,799	$331,125

For the six months ended June 30, 2016:		Financial Solutions
(dollars in thousands)		Asset-Intensive	Financial Reinsurance	Total U.S. and Latin America
	Traditional
Revenues:
Net premiums	$2,541,789	$11,881	$—	$2,553,670
Investment income, net of related expenses	347,261	294,896	4,993	647,150
Investment related gains (losses), net	(2,982)	(51,721)	—	(54,703)
Other revenues	8,752	47,389	36,544	92,685
Total revenues	2,894,820	302,445	41,537	3,238,802
Benefits and expenses:
Claims and other policy benefits	2,269,107	39,340	—	2,308,447
Interest credited	42,245	130,994	—	173,239
Policy acquisition costs and other insurance expenses	359,363	57,422	5,653	422,438
Other operating expenses	61,577	11,540	5,075	78,192
Total benefits and expenses	2,732,292	239,296	10,728	2,982,316
Income before income taxes	$162,528	$63,149	$30,809	$256,486
Income before income taxes decreased by $22.7 million, or 10.3%, and increased by $74.6 million, or 29.1%, for the three and six months ended June 30, 2017, as compared to the same periods in 2016. The decrease in income in the second quarter was primarily due to unfavorable claims experience in the Traditional segment related to group and long-term care business. The increase in income before income taxes for the first six months was primarily due to changes in the value of the embedded derivatives associated with reinsurance treaties structured on a modco or funds withheld basis combined with a decrease in other-than-temporary impairments. The increase in income was partially offset by unfavorable claims experience in the U.S. Traditional segment.
Traditional Reinsurance
The U.S. and Latin America Traditional segment provides life and health reinsurance to clients for a variety of products through yearly renewable term, coinsurance and modified coinsurance agreements. These reinsurance arrangements may involve either facultative or automatic agreements.
Income before income taxes for the U.S. and Latin America Traditional segment decreased by $20.8 million, or 18.7%, and $42.0 million, or 25.8%, for the three and six months ended June 30, 2017, as compared to the same periods in 2016. The decrease in the second quarter is due to unfavorable claims experience, primarily in the group line of business, as well as variations in amount at risk and lapse activity as reported by the clients. Offsetting this somewhat was favorable individual life mortality experience. A majority of the increase year to date is attributed to large claim volatility; specifically an increase in the number of large individual life claims reported in the first quarter of 2017.
Net premiums increased $27.9 million, or 2.1%, and $97.9 million, or 3.9%, for the three and six months ended June 30, 2017, as compared to the same periods in 2016. The increases were primarily due to expected organic premium growth and additional premiums associated with a large global health treaty. The segment added new individual life business production, measured by face amount of insurance in force of $23.5 billion and $32.0 billion for the second quarter and $50.3 billion and $73.3 billion for the first six months of 2017 and 2016, respectively.

Net investment income increased $1.5 million, or 0.8%, and $15.4 million, or 4.4%, for the three and six months ended June 30, 2017, as compared to the same periods in 2016. The increases were primarily due to both an increase in the average invested asset base. Investment related gains (losses), net increased $0.2 million and $4.3 million for the three and six months ended June 30, 2017, as compared to the same periods in 2016.
Claims and other policy benefits as a percentage of net premiums (“loss ratios”) were 89.5% and 87.9% for the second quarter and 91.7% and 89.3%, for the six months ended June 30, 2017 and 2016, respectively. The increase in the loss ratio for the second quarter of 2017, as compared to the same period in 2016 was primarily due to higher claims associated with the segment’s individual and group health lines of business and variations in amounts at risk and lapse activity as reported by the clients. The increase in the loss ratio for the first six months of 2017, as compared to the same period in 2016 was primarily due to a higher number of individual mortality claims in excess of $1.0 million.
Interest credited expense decreased $1.1 million, or 2.6%, for the six months ended June 30, 2017, as compared to the same period in 2016. Interest credited in this segment relates to amounts credited on cash value products which also have a significant mortality component. Income before income taxes is affected by the spread between the investment income and the interest credited on the underlying products.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 14.0% and 13.9% for the second quarter and 13.9% and 14.1% for the six months ended June 30, 2017 and 2016, respectively. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels within coinsurance-type arrangements. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary. Also, the mix of first year coinsurance business versus yearly renewable term business can cause the percentage to fluctuate from period to period
Other operating expenses, as a percentage of net premiums remained constant at 2.2% and 2.3% for the second quarter and 2.3% and 2.4% first six months of 2017 and 2016, respectively. The expense ratio tends to fluctuate only slightly from period to period due to the maturity and scale of this segment.
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

(dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenues:
Total revenues	$243,922	$284,728	$516,695	$302,445
Less:
Embedded derivatives – modco/funds withheld treaties	15,762	77,848	82,500	(12,366)
Guaranteed minimum benefit riders and related free standing derivatives	3,017	2,923	(3,877)	(12,063)
Revenues before certain derivatives	225,143	203,957	438,072	326,874
Benefits and expenses:
Total benefits and expenses	156,920	190,749	343,923	239,296
Less:
Embedded derivatives – modco/funds withheld treaties	10,585	48,033	39,526	(3,021)
Guaranteed minimum benefit riders and related free standing derivatives	1,096	2,545	(1,186)	(304)
Equity-indexed annuities	(2,641)	(7,359)	(14,084)	5,901
Benefits and expenses before certain derivatives	147,880	147,530	319,667	236,720
Income before income taxes:
Income before income taxes	87,002	93,979	172,772	63,149
Less:
Embedded derivatives – modco/funds withheld treaties	5,177	29,815	42,974	(9,345)
Guaranteed minimum benefit riders and related free standing derivatives	1,921	378	(2,691)	(11,759)
Equity-indexed annuities	2,641	7,359	14,084	(5,901)
Income before income taxes and certain derivatives	$77,263	$56,427	$118,405	$90,154
Embedded Derivatives - Modco/Funds Withheld Treaties - Represents the change in the fair value of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis. The fair value changes of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in benefits and expenses. The Company’s utilization of a credit valuation adjustment did not have a material effect on the change in fair value of these embedded derivatives for the six months ended June 30, 2017 and 2016.
The change in fair value of the embedded derivatives - modco/funds withheld treaties increased (decreased) income before income taxes by $5.2 million and $29.8 million for the second quarter and $43.0 million and $(9.3) million for the six months ended June 30, 2017 and 2016, respectively. The increases in income for the second quarter of 2016 and 2017 were primarily due to tightening credit spreads. The increase in income for the six months ended June 30, 2017 was primarily due to tightening credit spreads. The decrease in income for the six months ended June 30, 2016 was primarily due to widening credit spreads.
Guaranteed Minimum Benefit Riders - Represents the impact related to guaranteed minimum benefits associated with the Company’s reinsurance of variable annuities. The fair value changes of the guaranteed minimum benefits along with the changes in fair value of the free standing derivatives (interest rate swaps, financial futures and equity options), purchased by the Company to substantially hedge the liability are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in benefits and expenses. The Company’s utilization of a credit valuation adjustment did not have a material effect on the change in fair value of these embedded derivatives for the six months ended June 30, 2017 and 2016.
The change in fair value of the guaranteed minimum benefits, after allowing for changes in the associated free standing derivatives, increased (decreased) income before income taxes by $1.9 million and $0.4 million for the second quarter and $(2.7) million and $(11.8) million for the six months ended June 30, 2017 and 2016, respectively. The increase in income for the three months ended June 30, 2017 and 2016 was primarily due to favorable hedging results. The decrease in income for the six months ended June 30, 2017 and 2016 is primarily due to shifts in policyholder behavior.

Equity-Indexed Annuities - Represents changes in the liability for equity-indexed annuities in excess of changes in account value, after adjustments for related deferred acquisition expenses. The change in fair value of embedded derivative liabilities associated with equity-indexed annuities increased (decreased) income before income taxes by $2.6 million and $7.4 million for the second quarter and $14.1 million and $(5.9) million for the six months ended June 30, 2017 and 2016, respectively.  The increase in income for the second quarter of 2017 and 2016 was primarily due to rising equity markets. The increase in income for the first six months of 2017 was primarily due to rising equity markets. The decrease in income for the first six months of 2016 was primarily due to increasing short-term interest rates.
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
Discussion and analysis before certain derivatives:
Income before income taxes and certain derivatives increased by $20.8 million and $28.3 million for the three and six months ended June 30, 2017, as compared to the same periods in 2016. The increases were primarily due to higher investment related gains (losses), net of the corresponding impact to deferred acquisition costs, associated with coinsurance and funds withheld portfolios. Funds withheld capital gains (losses) are reported in investment income.
Revenue before certain derivatives increased by $21.2 million and $111.2 million for the three and six months ended June 30, 2017, as compared to the same periods in 2016. The increase in the second quarter was primarily due to the impact to investment income from a new coinsurance transaction in 2017 and higher investment related gains (losses) associated with coinsurance and funds withheld portfolios. The increase in the first six months was primarily due to the change in fair value of equity options associated with the reinsurance of certain EIAs and higher investment related gains (losses) associated with coinsurance and funds withheld portfolios. The effect on investment income related to equity options is substantially offset by a corresponding change in interest credited.
Benefits and expenses before certain derivatives increased by $0.4 million and $82.9 million for the three and six months ended June 30, 2017, as compared to the same period in 2016. The increase in the second quarter was primarily due to the impact to interest credited of a new coinsurance transaction in 2017 which was offset by lower interest credited associated with the reinsurance of EIAs. The increase in the first six months was primarily due to higher interest credited associated with the reinsurance of EIAs. The effect on interest credited related to equity options is substantially offset by a corresponding change in investment income.
The invested asset base supporting this segment increased to $15.7 billion as of June 30, 2017 from $13.1 billion as of June 30, 2016. The increase in the asset base was due primarily to the aforementioned new coinsurance transaction in 2017, partially offset by the expected run-off from closed block transactions. As of June 30, 2017, $4.1 billion of the invested assets were funds withheld at interest, of which greater than 90% is associated with one client.
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
Income before income taxes increased $5.1 million, or 34.3%, and $7.0 million, or 22.7%, for the three and six months ended June 30, 2017, as compared to the same periods in 2016. The increases were primarily due to growth in new transactions and organic growth on existing transactions which was partially offset by the termination of certain agreements.
At June 30, 2017 and 2016, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial structures was $12.4 billion and $7.7 billion, respectively. The increase was primarily due to a number of new transactions, as well as organic growth on existing transactions. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and therefore can fluctuate from period to period.

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

(dollars in thousands)	Three months ended June 30,
	2017			2016
Revenues:	Traditional	Financial Solutions	Total Canada	Traditional	Financial Solutions	Total Canada
Net premiums	$221,380	$9,314	$230,694	$240,107	$10,192	$250,299
Investment income, net of related expenses	44,830	1,351	46,181	46,859	228	47,087
Investment related gains (losses), net	2,598	—	2,598	2,285	—	2,285
Other revenues	465	1,338	1,803	(339)	1,434	1,095
Total revenues	269,273	12,003	281,276	288,912	11,854	300,766
Benefits and expenses:
Claims and other policy benefits	181,197	7,099	188,296	176,478	8,834	185,312
Interest credited	5	—	5	7	—	7
Policy acquisition costs and other insurance expenses	47,597	206	47,803	60,021	513	60,534
Other operating expenses	7,638	273	7,911	9,097	379	9,476
Total benefits and expenses	236,437	7,578	244,015	245,603	9,726	255,329
Income before income taxes	$32,836	$4,425	$37,261	$43,309	$2,128	$45,437

(dollars in thousands)	Six months ended June 30,
	2017			2016
Revenues:	Traditional	Financial Solutions	Total Canada	Traditional	Financial Solutions	Total Canada
Net premiums	$437,142	$18,724	$455,866	$455,570	$19,143	$474,713
Investment income, net of related expenses	89,336	2,395	91,731	88,882	612	89,494
Investment related gains (losses), net	6,441	—	6,441	3,925	—	3,925
Other revenues	629	2,691	3,320	(1,465)	2,783	1,318
Total revenues	533,548	23,810	557,358	546,912	22,538	569,450
Benefits and expenses:
Claims and other policy benefits	372,249	14,718	386,967	348,879	18,438	367,317
Interest credited	9	—	9	9	—	9
Policy acquisition costs and other insurance expenses	93,279	350	93,629	117,159	717	117,876
Other operating expenses	15,847	725	16,572	17,461	663	18,124
Total benefits and expenses	481,384	15,793	497,177	483,508	19,818	503,326
Income before income taxes	$52,164	$8,017	$60,181	$63,404	$2,720	$66,124
Income before income taxes decreased by $8.2 million, or 18.0%, and $5.9 million, or 9.0%, for the three and six months ended June 30, 2017, as compared to the same periods in 2016. The decrease in income for the second quarter and first six months is primarily due to unfavorable traditional individual life mortality experience compared to favorable experience in the same periods in 2016, partially offset by favorable experience on longevity business. Foreign currency exchange fluctuations in the Canadian dollar resulted in a decrease in income before income taxes of $1.5 million and $0.1 million for the three and six months ended June 30, 2017, as compared to the same periods in 2016.
Traditional Reinsurance
Income before income taxes for the Canada Traditional segment decreased by $10.5 million, or 24.2%, and $11.2 million, or 17.7%, for the three and six months ended June 30, 2017, as compared to the same periods in 2016. The decrease in income before income taxes for the second quarter and first six months is primarily due to unfavorable traditional individual life mortality experience compared to favorable experience in the same periods in 2016. Foreign currency exchange fluctuations in the Canadian dollar resulted in a decrease in income before income taxes of $1.3 million and $0.1 million for the three and six months ended June 30, 2017, as compared to the same periods in 2016.

Net premiums decreased $18.7 million, or 7.8%, and $18.4 million, or 4.0%, for the three and six months ended June 30, 2017, as compared to the same periods in 2016. The decreases in net premiums were primarily due to an anticipated decrease in creditor premiums of $20.2 million and $39.3 million for the second quarter and first six months, respectively, and foreign currency exchange fluctuation. These decreases were partially offset by an increase in traditional individual life business premiums where the underlying yearly renewable term structure on a significant portion of this block of business generally increases over time. Foreign currency exchange fluctuation in the Canadian dollar resulted in a decrease in net premiums of approximately $9.5 million and $2.0 million for the three and six months ended June 30, 2017, as compared to the same periods in 2016.
Net investment income decreased $2.0 million, or 4.3%, and increased $0.5 million, or 0.5%, for the three and six months ended June 30, 2017, as compared to the same periods in 2016. The decrease in investment income for the second quarter is primarily due to foreign currency exchange fluctuation, while the increase for the first six months was primarily the result of an increase in the invested asset base due to growth in the underlying business volume, offset by a decrease in investment yields and foreign currency exchange fluctuation. Foreign currency exchange fluctuation in the Canadian dollar resulted in a decrease in net investment income of approximately $1.9 million and $0.4 million for the three and six months ended June 30, 2017, as compared to the same periods in 2016.
Other revenues increased by $0.8 million and $2.1 million for the three and six months ended June 30, 2017, as compared to the same periods in 2016. The increases in other revenues for the three and six months of 2017 is primarily due to income from the recapture of a previously assumed block of individual life business during the second quarter of 2017.
Loss ratios for this segment were 81.8% and 73.5% for the second quarter and 85.2% and 76.6% for the six months ended June 30, 2017 and 2016, respectively. The increases in the loss ratio for the three and six months of 2017, as compared to the same periods in 2016, are due to unfavorable traditional life mortality experience compared to favorable experience in the same periods in 2016, and a decrease in creditor business premiums. Loss ratios for the traditional individual life mortality business were 94.3% and 87.2% for the second quarter and 98.3% and 92.9% for the first six months ended June 30, 2017 and 2016, respectively. Historically, the loss ratio increased primarily as the result of several large permanent level premium in force blocks assumed in 1997 and 1998. These blocks are mature blocks of long-term permanent level premium business in which mortality as a percentage of net premiums is expected to be higher than historical ratios. The nature of permanent level premium policies requires the Company to set up actuarial liabilities and invest the amounts received in excess of early-year claims costs to fund claims in later years when premiums, by design, continue to be level as compared to expected increasing mortality or claim costs. As such, investment income becomes a more significant component of profitability of these in force blocks. Excluding creditor business, claims and other policy benefits, as a percentage of net premiums and investment income were 74.6% and 69.3% for the second quarter and 77.7% and 73.5% for the six months ended June 30, 2017 and 2016, respectively.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 21.5% and 25.0% for the second quarter and 21.3% and 25.7% for the six months ended June 30, 2017 and 2016, respectively. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels and product mix. The decrease for the second quarter and first six months reflects a lower level of creditor business. In addition, the amortization patterns of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary.
Other operating expenses decreased $1.5 million, or 16.0%, and $1.6 million, or 9.2%, for the three and six months ended June 30, 2017, as compared to the same periods in 2016, primarily due to a decrease in allocated corporate expenses. Other operating expenses as a percentage of net premiums were 3.5% and 3.8% for the second quarter and 3.6% and 3.8% for the six month periods ended June 30, 2017 and 2016, respectively.
Financial Solutions Reinsurance
Income before income taxes increased by $2.3 million, or 107.9%, and $5.3 million, or 194.7%, for the three and six months ended June 30, 2017, as compared to the same periods in 2016. The increases in income for both the three and six month periods are primarily due to favorable experience on longevity business. Foreign currency exchange fluctuations had a negligible effect on income before income taxes for the three and six months ended June 30, 2017, as compared to the same periods in 2016.
Net premiums decreased $0.9 million, or 8.6%, and $0.4 million, or 2.2%, for the three and six months ended June 30, 2017, as compared to the same periods in 2016. A weaker Canadian dollar resulted in a decrease in net premiums of approximately $0.4 million and $0.1 million for the three and six months ended June 30, 2017, as compared to the same periods in 2016.
Net investment income increased $1.1 million and $1.8 million for the three and six months ended June 30, 2017, as compared to the same periods in 2016 primarily due to an increase in the invested asset base.
Claims and other policy benefits decreased $1.7 million, or 19.6%, and $3.7 million, or 20.2%, for the three and six months ended June 30, 2017 as compared to the same periods in 2016. The decreases for the second quarter and first six months are primarily due to favorable experience on longevity business.

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

(dollars in thousands)	Three months ended June 30,
	2017			2016
Revenues:	Traditional	Financial Solutions	Total EMEA	Traditional	Financial Solutions	Total EMEA
Net premiums	$330,850	$38,520	$369,370	$286,861	$43,484	$330,345
Investment income, net of related expenses	13,585	28,029	41,614	13,321	33,417	46,738
Investment related gains (losses), net	—	2,458	2,458	—	1,468	1,468
Other revenues	1,485	4,398	5,883	1,460	2,608	4,068
Total revenues	345,920	73,405	419,325	301,642	80,977	382,619
Benefits and expenses:
Claims and other policy benefits	295,004	36,797	331,801	252,336	44,004	296,340
Interest credited	—	(291)	(291)	—	2,966	2,966
Policy acquisition costs and other insurance expenses	15,349	454	15,803	17,550	723	18,273
Other operating expenses	24,213	7,540	31,753	24,922	5,815	30,737
Total benefits and expenses	334,566	44,500	379,066	294,808	53,508	348,316
Income before income taxes	$11,354	$28,905	$40,259	$6,834	$27,469	$34,303

(dollars in thousands)	Six months ended June 30,
	2017			2016
Revenues:	Traditional	Financial Solutions	Total EMEA	Traditional	Financial Solutions	Total EMEA
Net premiums	$635,522	$80,515	$716,037	$563,296	$79,090	$642,386
Investment income, net of related expenses	26,305	57,710	84,015	25,489	62,101	87,590
Investment related gains (losses), net	7	7,033	7,040	5	464	469
Other revenues	2,172	8,136	10,308	2,486	7,078	9,564
Total revenues	664,006	153,394	817,400	591,276	148,733	740,009
Benefits and expenses:
Claims and other policy benefits	561,405	72,733	634,138	503,579	80,447	584,026
Interest credited	—	3,822	3,822	—	3,374	3,374
Policy acquisition costs and other insurance expenses	30,512	743	31,255	32,332	530	32,862
Other operating expenses	46,759	15,273	62,032	49,647	11,489	61,136
Total benefits and expenses	638,676	92,571	731,247	585,558	95,840	681,398
Income before income taxes	$25,330	$60,823	$86,153	$5,718	$52,893	$58,611
Income before income taxes increased by $6.0 million, or 17.4%, and $27.5 million, or 47.0%, for the three and six months ended June 30, 2017, as compared to the same periods in 2016. The increase in income for the second quarter was primarily due to growth in traditional business and favorable individual mortality experience partially offset by unfavorable morbidity experience. The increase in income before income taxes for the first six months was primarily due to favorable individual mortality and financial solutions closed block longevity experience. Foreign currency exchange fluctuations resulted in a decrease in income before income taxes of $3.8 million and $9.3 million for the three and six months ended June 30, 2017, as compared to the same periods in 2016.
Traditional Reinsurance
Income before income taxes increased by $4.5 million, or 66.1%, and $19.6 million, or 343.0%, for the three and six months ended June 30, 2017, as compared to the same periods in 2016. The increases in income before income taxes were primarily due to business growth and favorable individual mortality experience partially offset by unfavorable morbidity experience. Foreign currency exchange fluctuations resulted in a decrease in income before income taxes of $0.5 million and $1.2 million for the three and six months ended June 30, 2017, as compared to the same periods in 2016.

Net premiums increased $44.0 million, or 15.3%, and $72.2 million, or 12.8%, for the three and six months ended June 30, 2017, as compared to the same periods in 2016. The increase in the three and six months was primarily due to increased business volumes, most notably in the Middle East, Italy and South Africa related to new treaties in 2017 and favorable growth from existing treaties. Unfavorable foreign currency exchange fluctuations decreased net premiums by approximately $17.2 million and $35.1 million for the three and six months ended June 30, 2017, as compared to the same periods in 2016.
A portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage, primarily in the UK. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Net premiums earned from this coverage totaled $49.2 million and $53.8 million for the second quarter and $95.2 million and $107.5 million for the first six months of 2017 and 2016, respectively.
Net investment income increased $0.3 million, or 2.0%, and $0.8 million, or 3.2%, for the three and six months ended June 30, 2017, as compared to the same periods in 2016. The increases were primarily due to an increase in the invested asset base related to increased business volumes. Foreign currency exchange fluctuations resulted in a decrease in net investment income of approximately $0.5 million and $1.2 million for the three and six months ended June 30, 2017, as compared to the same periods in 2016.
Loss ratios for this segment were 89.2% and 88.0% for the second quarter and 88.3% and 89.4% for the first six months ended June 30, 2017 and 2016, respectively. The increase in loss ratio for the second quarter is due in part to the mix of business reflecting higher volume of new single premium business in the second quarter of 2017, which has higher initial reserves at inception. This is somewhat offset with lower acquisition costs as reflected in the decline in the second quarter 2017 policy acquisition cost ratio below. The decrease in loss ratio for the six months is primarily due to favorable UK claims experience relative to the prior year.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 4.6% and 6.1% for the second quarter and 4.8% and 5.7% for the first six months ended June 30, 2017 and 2016, respectively. These percentages fluctuate due to timing of client company reporting, variations in the mixture of business and the relative maturity of the business.
Other operating expenses decreased $0.7 million, or 2.8%, and $2.9 million, or 5.8%, for the three and six months ended June 30, 2017, as compared to the same periods in 2016. The decreases were primarily due to expense timing variability and the effect of foreign currency exchange fluctuations. Foreign currency exchange fluctuations resulted in a decrease in operating expenses of approximately $0.6 million and $1.2 million for the three and six months ended June 30, 2017, as compared to the same periods in 2016. Other operating expenses as a percentage of net premiums totaled 7.3% and 8.7% for the second quarter and 7.4% and 8.8% for the first six months ended June 30, 2017 and 2016, respectively.
Financial Solutions Reinsurance
Income before income taxes increased by $1.4 million, or 5.2%, and $7.9 million, or 15.0%, for the three and six months ended June 30, 2017, as compared to the same periods in 2016. The increases in income before income taxes were primarily due to favorable closed block longevity experience. Unfavorable foreign currency exchange fluctuations resulted in a decrease in income before income taxes totaling $3.3 million and $8.1 million for the three and six months ended June 30, 2017, as compared to the same periods in 2016.
Net premiums decreased by $5.0 million, or 11.4%, and increased by $1.4 million, or 1.8%, for the three and six months ended June 30, 2017, as compared to the same periods in 2016. The decrease in the second quarter was due to a new retrocession contract, executed for risk management purposes effective in the first quarter of 2017, which cedes longevity risk to third parties, partially offset by an increase from new transactions. The increase in the first six months was due to increased volumes of closed block longevity business, offset by a decrease related to the aforementioned new longevity retrocession contract. Unfavorable foreign currency exchange fluctuations decreased net premiums by approximately $4.4 million and $10.5 million for the three and six months ended June 30, 2017, as compared to the same periods in 2016.
Net investment income decreased $5.4 million, or 16.1%, and $4.4 million, or 7.1%, for the three and six months ended June 30, 2017, as compared to the same periods in 2016. The decreases in investment income for the second quarter and first six months are primarily due to foreign currency exchange fluctuations and a decrease in the invested asset base, while the first six months decrease was partially offset by an increase in investment yields. Foreign currency exchange fluctuations resulted in a decrease in net investment income of approximately $3.4 million and $7.4 million for the three and six months ended June 30, 2017, as compared to the same periods in 2016.
Other revenues increased by $1.8 million, or 68.6%, and $1.1 million, or 14.9%, for the three and six months ended June 30, 2017, as compared to the same periods in 2016. The increases were due to increased fee income business. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and, therefore, can fluctuate from period to period.

Claims and other policy benefits decreased $7.2 million, or 16.4%, and $7.7 million, or 9.6%, for the three and six months ended June 30, 2017, as compared to the same periods in 2016. The decrease in the second quarter and first six months was primarily due to favorable claims experience and the aforementioned new longevity retrocession contract that cedes longevity risk to third parties, net of an increase from new transactions. Foreign currency exchange fluctuations resulted in a decrease in claims and other policy benefits of approximately $4.2 million and $9.6 million for the three and six months ended June 30, 2017, as compared to the same periods in 2016.
Interest credited expense decreased by $3.3 million, or 109.8%, and increased by $0.4 million, or 13.3%, for the three and six months ended June 30, 2017, as compared to the same periods in 2016. Interest credited in this segment relates to amounts credited to the contractholders of unit-linked products. This amount will vary according to contractholder investment selections, equity returns and interest rates. The effect on interest credited related to unit-linked products is substantially offset by a corresponding change in investment income.
Other operating expenses increased $1.7 million, or 29.7%, and $3.8 million, or 32.9%, for the three and six months ended June 30, 2017, as compared to the same periods in 2016. The increases are primarily due to increased administration costs related to longevity transactions and are offset partially by the effect of foreign currency exchange fluctuations. Foreign currency exchange fluctuations resulted in a decrease in operating expenses of approximately $0.5 million and $1.2 million for the three and six months ended June 30, 2017, as compared to the same periods in 2016.
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

(dollars in thousands)	Three months ended June 30,
	2017			2016
Revenues:	Traditional	Financial Solutions	Total Asia Pacific	Traditional	Financial Solutions	Total Asia Pacific
Net premiums	$537,352	$549	$537,901	$454,629	$(1,493)	$453,136
Investment income, net of related expenses	22,345	8,570	30,915	20,461	5,885	26,346
Investment related gains (losses), net	—	3,582	3,582	—	6,527	6,527
Other revenues	1,832	5,283	7,115	2,481	6,126	8,607
Total revenues	561,529	17,984	579,513	477,571	17,045	494,616
Benefits and expenses:
Claims and other policy benefits	423,294	1,565	424,859	338,447	8,237	346,684
Interest credited	—	5,572	5,572	—	3,136	3,136
Policy acquisition costs and other insurance expenses	51,259	1,541	52,800	67,908	1,667	69,575
Other operating expenses	33,654	3,929	37,583	36,734	4,078	40,812
Total benefits and expenses	508,207	12,607	520,814	443,089	17,118	460,207
Income (loss) before income taxes	$53,322	$5,377	$58,699	$34,482	$(73)	$34,409

(dollars in thousands)	Six months ended June 30,
	2017			2016
Revenues:	Traditional	Financial Solutions	Total Asia Pacific	Traditional	Financial Solutions	Total Asia Pacific
Net premiums	$1,020,659	$2,075	$1,022,734	$828,771	$4,193	$832,964
Investment income, net of related expenses	44,247	14,106	58,353	40,328	12,259	52,587
Investment related gains (losses), net	—	10,767	10,767	14	8,214	8,228
Other revenues	1,853	11,488	13,341	2,657	12,450	15,107
Total revenues	1,066,759	38,436	1,105,195	871,770	37,116	908,886
Benefits and expenses:
Claims and other policy benefits	778,733	8,060	786,793	612,745	11,710	624,455
Interest credited	—	8,569	8,569	—	6,166	6,166
Policy acquisition costs and other insurance expenses	124,116	3,458	127,574	112,275	2,954	115,229
Other operating expenses	68,900	7,100	76,000	71,108	7,806	78,914
Total benefits and expenses	971,749	27,187	998,936	796,128	28,636	824,764
Income before income taxes	$95,010	$11,249	$106,259	$75,642	$8,480	$84,122
Income before income taxes increased by $24.3 million, or 70.6%, and $22.1 million, or 26.3%, for the three and six months ended June 30, 2017, as compared to the same periods in 2016. The increases in income before income taxes are primarily due to higher income from offices in Asia driven by business growth. Foreign currency exchange fluctuations resulted in an increase (decrease) to income before income taxes totaling approximately $(0.4) million and $0.6 million for the three and six months ended June 30, 2017, as compared to the same periods in 2016.
Traditional Reinsurance
Income before income taxes increased by $18.8 million, or 54.6%, and $19.4 million, or 25.6%, for the three and six months ended June 30, 2017, as compared to the same periods in 2016. The increases in income before income taxes are primarily due to higher income from offices in Asia driven by business growth. Foreign currency exchange fluctuations resulted in a decrease to income before income taxes totaling approximately $0.3 million and an increase of $0.6 million for the three and six months ended June 30, 2017, as compared to the same periods in 2016.
Net premiums increased by $82.7 million, or 18.2%, and $191.9 million, or 23.2%, for the three and six months ended June 30, 2017, as compared to the same periods in 2016. The increases were driven by both new and existing business written throughout the segment. Foreign currency exchange fluctuations resulted in an increase in net premiums of approximately $1.3 million and $13.1 million for the three and six months of 2017, as compared to the same periods in 2016.
A portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Reinsurance of critical illness in the segment is offered primarily in South Korea, Australia and Hong Kong. Net premiums earned from this coverage totaled $174.3 million and $113.3 million for the second quarter and $316.2 million and $211.7 million for the first six months ended June 30, 2017 and 2016, respectively.
Net investment income increased $1.9 million, or 9.2%, and $3.9 million, or 9.7%, for the three and six months ended June 30, 2017, as compared to the same periods in 2016. The increases were primarily due to a higher invested asset base. Foreign currency exchange fluctuations resulted in an increase in net investment income of approximately $0.1 million and $0.9 million for the three and six months ended June 30, 2017, as compared to the same periods in 2016.
Other revenues decreased by $0.6 million, or 26.2%, and $0.8 million, or 30.3%, for the three and six months ended June 30, 2017, as compared to the same periods in 2016. These variances are primarily due to gains and losses related to foreign currency transactions.
Loss ratios for this segment were 78.8% and 74.4% for the second quarter and 76.3% and 73.9% for the first six months ended June 30, 2017 and 2016, respectively. The increases in the loss ratios for the second quarter and first six months of 2017 were primarily due to slightly less favorable claims experience in the segment compared to the prior year.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 9.5% and 14.9% for the second quarter and 12.2% and 13.5% for the six months ended June 30, 2017 and 2016, respectively. These percentages fluctuate due to timing of client company reporting, premium refunds, variations in the mixture of business and the relative maturity of the business. In addition, as the segment grows, renewal premiums, which have lower allowances than first-year premiums, represent a greater percentage of the total net premiums.

Other operating expenses decreased $3.1 million, or 8.4%, and $2.2 million, or 3.1%, for the three and six months ended June 30, 2017, as compared to the same periods in 2016 mainly due to the timing of travel and consultant expenditures. Other operating expenses as a percentage of net premiums totaled 6.3% and 8.1% for the second quarter and 6.8% and 8.6% for the first six months ended June 30, 2017 and 2016, respectively. The timing of premium flows and the level of costs associated with the entrance into and development of new markets within the segment may cause other operating expenses as a percentage of net premiums to fluctuate over periods of time.
Financial Solutions Reinsurance
Income before income taxes increased by $5.5 million and $2.8 million for the three and six months ended June 30, 2017, as compared to the same periods in 2016. The increases in income before income taxes are primarily due to higher income from a closed block of business in Japan as less policies lapsed during the period. Foreign currency exchange fluctuations had a negligible effect on income before income taxes for the three and six months ended June 30, 2017, as compared to the same periods in 2016.
Net premiums increased $2.0 million or 136.8%, and decreased by $2.1 million, or 50.5%, for the three and six months ended June 30, 2017, as compared to the same periods in 2016. The increase compared to prior quarter is mainly due to lower lapses from policies from the above mentioned closed block of business in Japan. However, the lower policy base caused a decrease in premiums in the first six months, compared to the same period in 2016. Foreign currency exchange fluctuations had a negligible effect on net premiums for the three and six months ended June 30, 2017, as compared to the same periods in 2016.
Net investment income increased $2.7 million, or 45.6%, and $1.8 million, or 15.1%, for the three and six months ended June 30, 2017, as compared to the same periods in 2016 mainly due to growth in the invested asset base. Foreign currency exchange fluctuations resulted in an increase in net investment income of approximately $0.1 million and $0.3 million for the three and six months ended June 30, 2017, as compared to the same periods in 2016.
Other revenues decreased by $0.8 million, or 13.8%, and $1.0 million, or 7.7%, for the three and six months ended June 30, 2017, as compared to the same periods in 2016. At June 30, 2017 and 2016, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures was $1.4 billion and $1.0 billion, respectively. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and, therefore, can fluctuate from period to period.
Claims and other policy benefits decreased by $6.7 million, or 81.0%, and $3.7 million, or 31.2%, for the three and six months ended June 30, 2017, as compared to the same periods in 2016. These decreases are attributable to lower lapses from policies from the above mentioned closed block of business in Japan.
Other operating expenses decreased by $0.1 million, or 3.7%, and $0.7 million, or 9.0%, for the three and six months ended June 30, 2017, as compared to the same periods in 2016, respectively. The timing of premium flows and the level of costs associated with the entrance into and development of new markets within the segment may cause other operating expenses to fluctuate over periods of time.

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

(dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenues:
Net premiums	$42	$108	$86	$217
Investment income, net of related expenses	36,305	25,190	67,468	48,111
Investment related gains (losses), net	15,685	32,036	862	39,459
Other revenues	2,456	4,653	7,624	6,702
Total revenues	54,488	61,987	76,040	94,489
Benefits and expenses:
Claims and other policy benefits	(13)	(6)	14	21
Interest credited	1,497	459	2,621	966
Policy acquisition costs and other insurance income	(26,779)	(25,149)	(53,846)	(48,961)
Other operating expenses	38,141	40,975	78,513	80,953
Interest expense	29,352	20,331	71,754	53,138
Collateral finance and securitization expense	6,773	6,587	13,543	12,912
Total benefits and expenses	48,971	43,197	112,599	99,029
Income (loss) before income taxes	$5,517	$18,790	$(36,559)	$(4,540)
Income before income taxes decreased by $13.3 million, or 70.6% for the three months ended June 30, 2017, as compared to the same period in 2016. Loss before income taxes increased by $32.0 million 705.3%, for the six months ended June 30, 2017, as compared to the same period in 2016. The decrease in income before income taxes for the second quarter and the increase in loss before income taxes for the first six months is primarily due to decreased net investment related gains and higher interest expense partially offset by increased investment income.
Total revenues decreased by $7.5 million, or 12.1%, and $18.4 million, or 19.5%, for the three and six months ended June 30, 2017, as compared to the same periods in 2016. The decrease for the second quarter is primarily due to a decrease of $16.4 million in investment related gains (losses), net, largely caused by an increase in other-than-temporary impairments of $9.0 million and a decrease in net gains on the sale of securities of $7.4 million. The second quarter decrease was partially offset by an increase of $11.1 million in investment income related to an increase in unallocated invested assets and higher investment yields. The decrease for the first six months is primarily due to a decrease of $38.6 million in investment related gains (losses), net, mainly related to an increase in other-than-temporary impairments of $9.6 million and a decrease in net gains on the sale of securities of $29.0 million. The second quarter decrease was partially offset by an increase of $19.4 million in investment income related to an increase in unallocated invested assets and higher investment yields.
Total benefits and expenses increased by $5.8 million, or 13.4%, and $13.6 million, or 13.7%, for the three and six months ended June 30, 2017, as compared to the same periods in 2016. The increase in the second quarter and first six months is primarily due to an increase in interest expense partially offset by a decrease in other operating expenses and an increase in other insurance income. The increase in interest expense in the second quarter and first six months is primarily due to the issuance of $800.0 million in long-term debt in June 2016, which was partially offset by the repayment of $300 million of long-term debt in 2017, and a lower reduction in tax-related interest expense primarily resulting from settlement with the taxing authority. The reduction in tax-related interest expense resulting from settlement with the taxing authority was $10.0 million in the second quarter and first six months of 2017, and $15.4 million in the second quarter and first six months of 2016.
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
Current Market Environment
The current interest rate environment in select markets, primarily the U.S. and Canada, continues to negatively affect the Company’s earnings. The Company’s average investment yield, excluding spread business, for the six months ended June 30, 2017 was 4.60%, 11 basis points below the same period in 2016. The Company’s insurance liabilities, in particular its annuity products, are sensitive to changing market factors. Gross unrealized gains on fixed maturity and equity securities available-for-sale increased from $2,246.5 million at December 31, 2016 to $2,780.5 million at June 30, 2017. Similarly, gross unrealized losses decreased from $374.9 million at December 31, 2016 to $179.1 million at June 30, 2017.
The Company continues to be in a position to hold any investment security showing an unrealized loss until recovery, provided it remains comfortable with the credit of the issuer. As indicated above, gross unrealized gains on investment securities of $2,780.5 million remain well in excess of gross unrealized losses of $179.1 million as of June 30, 2017. Historically low interest rates continued to put pressure on the Company’s investment yield. The Company does not rely on short-term funding or commercial paper and to date it has experienced no liquidity pressure, nor does it anticipate such pressure in the foreseeable future.
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

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Interest expense	$37,100	$28,351	$87,321	$68,874
Capital contributions to subsidiaries	11,000	41,000	18,500	41,000
Dividends to shareholders	26,434	23,727	52,815	47,746
Interest and dividend income	27,748	32,844	52,281	55,893
Issuance of unaffiliated debt	—	799,984	—	799,984

	June 30, 2017	December 31, 2016
Cash and invested assets	$962,405	$1,443,755
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
Details underlying dividend and share repurchase program activity were as follows (in thousands, except share data):

	Six months ended June 30,
	2017	2016
Dividends to shareholders	$52,815	$47,746
Repurchases of treasury stock	—	116,088
Total amount paid to shareholders	$52,815	$163,834

Number of shares repurchased	—	1,352,211
Average price per share	$—	$85.85
In July 2017, RGA’s board of directors declared a quarterly dividend of $0.50 per share. All future payments of dividends are at the discretion of RGA’s board of directors and will depend on the Company’s earnings, capital requirements, insurance regulatory conditions, operating conditions, and other such factors as the board of directors may deem relevant. The amount of dividends that RGA can pay will depend in part on the operations of its reinsurance subsidiaries. See Note 3 - “Equity” in the Notes to Condensed Consolidated Financial Statements for information on the Company’s share repurchase program.
Debt
Certain of the Company’s debt agreements contain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of consolidated net worth, maximum ratios of debt to capitalization and change of control provisions. The Company is required to maintain a minimum consolidated net worth, as defined in the debt agreements, of $3.5 billion, calculated as of the last day of each fiscal quarter. Also, consolidated indebtedness, calculated as of the last day of each fiscal quarter, cannot exceed 35% of the sum of the Company’s consolidated indebtedness plus adjusted consolidated stockholders’ equity. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the various agreements. Additionally, the Company’s debt agreements contain cross-default covenants, which would make outstanding borrowings immediately payable in the event of a material uncured covenant default under any of the agreements, including, but not limited to, non-payment of indebtedness when due for an amount in excess of $100.0 million, bankruptcy proceedings, or any other event which results in the acceleration of the maturity of indebtedness. As of June 30, 2017 and December 31, 2016, the Company had $2.8 billion and $3.1 billion, respectively, in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, available liquidity at the holding company, and the Company’s ability to raise additional funds.
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
The Company may borrow up to $850.0 million in cash and obtain letters of credit in multiple currencies on a revolving credit facility that expires in September 2019. As of June 30, 2017, the Company had no cash borrowings outstanding and $94.0 million in issued, but undrawn, letters of credit under this facility. As of June 30, 2017 and December 31, 2016, the average interest rate on short-term and long-term debt outstanding was 5.14% and 5.16%, respectively.
Based on the historic cash flows and the current financial results of the Company, management believes RGA’s cash flows will be sufficient to enable RGA to meet its obligations for at least the next 12 months.
Credit and Committed Facilities
At June 30, 2017, the Company maintained an $850.0 million syndicated revolving credit facility and certain committed letter of credit facilities aggregating $1,353.8 million. See Note 13 - “Debt” in the Notes to Consolidated Financial Statements in the 2016 Annual Report for further information about these facilities.

The Company has obtained bank letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions similar to those described in the “Debt” discussion above. At June 30, 2017, there were approximately $147.9 million of outstanding bank letters of credit in favor of third parties. Additionally, in accordance with applicable regulations, the Company utilizes letters of credit to secure statutory reserve credits when it retrocedes business to its affiliated subsidiaries. The Company cedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions, such as the U.S. and the UK. The Company believes the capital required to support the business in the affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of June 30, 2017, $1.4 billion in letters of credit from various banks were outstanding, but undrawn, backing reinsurance between the various subsidiaries of the Company.
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
Additional sources of liquidity to meet unexpected cash outflows in excess of operating cash inflows and current cash and equivalents on hand include selling short-term investments or fixed maturity securities and drawing funds under a revolving credit facility, under which the Company had availability of $756.0 million as of June 30, 2017. The Company also has $1,057.6 million of funds available through collateralized borrowings from the FHLB as of June 30, 2017. As of June 30, 2017, the Company could have borrowed these additional amounts without violating any of its existing debt covenants.
The Company’s principal cash outflows relate to the payment of claims liabilities, interest credited, operating expenses, income taxes, dividends to shareholders, purchases of treasury stock and principal and interest under debt and other financing obligations. The Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage and coinsurance contracts (See Note 2, “Summary of Significant Accounting Policies” in Notes to Consolidated Financial Statements in the 2016 Annual Report). The Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance. The Company has never experienced a material default in connection with retrocession arrangements, nor has it experienced any difficulty in collecting claims recoverable from retrocessionaires; however, no assurance can be given as to the future performance of such retrocessionaires nor to the recoverability of future claims. The Company’s management believes its current sources of liquidity are adequate to meet its cash requirements for the next 12 months.
Summary of Primary Sources and Uses of Liquidity and Capital
The Company’s primary sources and uses of liquidity and capital are summarized as follows:

	For the six months ended June 30,
	2017	2016
	(Dollars in thousands)
Sources:
Net cash provided by operating activities	$655,974	$594,446
Proceeds from long-term debt issuance	—	799,984
Exercise of stock options, net	2,527	5,219
Change in cash collateral for derivative positions and other arrangements	—	57,055
Cash provided by changes in universal life and other
investment type policies and contracts	515,147	304,936
Effect of exchange rate changes on cash	34,137	19,795
Total sources	1,207,785	1,781,435

Uses:
Net cash used in investing activities	889,675	2,058,207
Dividends to stockholders	52,815	47,746
Repayment of collateral finance and securitization notes	23,761	35,369
Debt issuance costs	—	9,026
Principal payments of long-term debt	301,278	1,227
Purchases of treasury stock	10,578	120,806
Change in cash collateral for derivatives and other arrangements	7,046	—
Total uses	1,285,153	2,272,381
Net change in cash and cash equivalents	$(77,368)	$(490,946)

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
Contractual Obligations
The Company’s obligation related to future policy benefits and interest-sensitive contract liabilities increased by $1.0 billion and $3.2 billion, respectively, since December 31, 2016 due to a large annuity reinsurance transaction executed during the second quarter of 2017. There were no other material changes in the Company’s contractual obligations from those reported in the 2016 Annual Report.
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
The Company’s liquidity position (cash and cash equivalents and short-term investments) was $1,246.7 million and $1,277.4 million at June 30, 2017 and December 31, 2016, respectively. Cash and cash equivalents includes cash collateral received from derivative counterparties of $183.2 million and $254.5 million as of June 30, 2017 and December 31, 2016, respectively. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in other liabilities in the Company’s condensed consolidated balance sheets. Liquidity needs are determined from valuation analyses conducted by operational units and are driven by product portfolios. Periodic evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.
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
The Company is a member of the FHLB and holds $66.5 million of FHLB common stock, which is included in other invested assets on the Company’s condensed consolidated balance sheets. Membership provides the Company access to borrowing arrangements (“advances”) and funding agreements, discussed below, with the FHLB. The Company did not have any advances from the FHLB at June 30, 2017 and December 31, 2016. The Company’s average outstanding balance of advances was $39.5 million and $21.4 million during the second quarter and the first six months of 2017, respectively, and was $52.8 million and $44.2 million during the second quarter and the first six months of 2016, respectively. Interest on advances is reflected in interest expense on the Company’s condensed consolidated statements of income.
In addition, the Company has also entered into funding agreements with the FHLB under guaranteed investment contracts whereby the Company has issued the funding agreements in exchange for cash and for which the FHLB has been granted a blanket lien on the Company’s commercial and residential mortgage-backed securities and commercial mortgage loans used to collateralize the Company’s obligations under the funding agreements. The Company maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreements represented by this blanket lien provide that upon any event of default by the Company, the FHLB’s recovery is limited to the amount of the Company’s liability under the outstanding funding agreements. The amount of the Company’s liability for the funding agreements with the FHLB under guaranteed investment contracts was $1.3 billion and $1.1 billion at June 30, 2017 and December 31, 2016, respectively, which is included in interest sensitive contract liabilities on the Company’s condensed consolidated balance sheets. The advances on these agreements are collateralized primarily by commercial and residential mortgage-backed securities, commercial mortgage loans, and U.S. Treasury and government agency securities. The amount of collateral exceeds the liability and is dependent on the type of assets collateralizing the guaranteed investment contracts.
Investments
Management of Investments
The Company’s investment and derivative strategies involve matching the characteristics of its reinsurance products and other obligations and to seek to closely approximate the interest rate sensitivity of the assets with estimated interest rate sensitivity of the reinsurance liabilities. The Company achieves its income objectives through strategic and tactical asset allocations, security and derivative strategies within an asset/liability management and disciplined risk management framework. Derivative strategies are employed within the Company’s risk management framework to help manage duration, currency, and other risks in assets and/or liabilities and to replicate the credit characteristics of certain assets. For a discussion of the Company’s risk management process see “Market and Credit Risk” in the “Enterprise Risk Management” section below.
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
Portfolio Composition
The Company had total cash and invested assets of $50.6 billion and $46.0 billion at June 30, 2017 and December 31, 2016, respectively, as illustrated below (dollars in thousands):

	June 30, 2017	% of Total	December 31, 2016	% of Total
Fixed maturity securities, available-for-sale	$36,345,426	71.9%	$32,093,625	69.6%
Mortgage loans on real estate	4,104,487	8.1	3,775,522	8.2
Policy loans	1,406,774	2.8	1,427,602	3.1
Funds withheld at interest	5,968,856	11.8	5,875,919	12.8
Short-term investments	123,308	0.2	76,710	0.2
Other invested assets	1,498,370	3.0	1,591,940	3.5
Cash and cash equivalents	1,123,350	2.2	1,200,718	2.6
Total cash and invested assets	$50,570,571	100.0%	$46,042,036	100.0%

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

	Three months ended June 30,			Six months ended June 30,
	2017	2016	Increase/ (Decrease)	2017	2016	Increase/ (Decrease)
Average invested assets at amortized cost	$25,172,367	$23,216,459	8.4%	$25,052,849	$22,669,219	10.5%
Net investment income	284,884	268,747	6.0%	558,092	514,046	8.6%
Investment yield (ratio of net investment income to average invested assets)	4.60%	4.71%	(11) bps	4.50%	4.59%	(9) bps

Investment yield decreased for the three and six months ended June 30, 2017 in comparison to the same period in the prior year due to the effect of low interest rate environment.
Fixed Maturity and Equity Securities Available-for-Sale
See “Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables that provide the amortized cost, unrealized gains and losses, estimated fair value of fixed maturity and equity securities, and the other-than-temporary impairments in AOCI by sector as of June 30, 2017 and December 31, 2016.
The Company’s fixed maturity securities are invested primarily in corporate bonds, mortgage- and asset-backed securities, and U.S. and foreign government securities. As of June 30, 2017 and December 31, 2016, approximately 95.6% and 95.0%, respectively, of the Company’s consolidated investment portfolio of fixed maturity securities were investment grade.
Important factors in the selection of investments include diversification, quality, yield, call protection and total rate of return potential. The relative importance of these factors is determined by market conditions and the underlying reinsurance liability and existing portfolio characteristics. The largest asset class in which fixed maturity securities were invested was corporate securities, which represented approximately 61.5% and 61.1% of total fixed maturity securities as of June 30, 2017 and December 31, 2016, respectively. See “Corporate Fixed Maturity Securities” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables showing the major industry types, which comprise the corporate fixed maturity holdings at June 30, 2017 and December 31, 2016.
As of June 30, 2017, the Company’s investments in Canadian and Canadian provincial government securities represented 11.0% of the fair value of total fixed maturity securities compared to 11.4% of the fair value of total fixed maturity securities at December 31, 2016. These assets are primarily high quality, long duration provincial strips, the valuation of which is closely linked to the interest rate curve. These assets are longer in duration and held primarily for asset/liability management to meet Canadian regulatory requirements. See “Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables showing the various sectors as of June 30, 2017 and December 31, 2016.
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

The quality of the Company’s available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity security portfolio, at June 30, 2017 and December 31, 2016 was as follows (dollars in thousands):

		June 30, 2017			December 31, 2016
NAIC Designation	Rating Agency Designation	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
1	AAA/AA/A	$22,039,025	$24,093,110	66.4%	$19,813,653	$21,369,081	66.5%
2	BBB	10,097,673	10,626,154	29.2	8,834,469	9,162,483	28.5
3	BB	1,140,073	1,167,968	3.2	944,839	955,735	3.0
4	B	358,668	369,794	1.0	414,087	411,138	1.3
5	CCC and lower	94,473	79,662	0.2	187,744	177,481	0.6
6	In or near default	8,422	8,738	—	16,995	17,707	0.1
	Total	$33,738,334	$36,345,426	100.0%	$30,211,787	$32,093,625	100.0%

The Company’s fixed maturity portfolio includes structured securities. The following table shows the types of structured securities the Company held at June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017		December 31, 2016
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Residential mortgage-backed securities:
Agency	$784,648	$813,463	$579,686	$602,549
Non-agency	720,826	725,836	678,353	676,027
Total residential mortgage-backed securities	1,505,474	1,539,299	1,258,039	1,278,576
Commercial mortgage-backed securities	1,558,035	1,582,028	1,342,440	1,363,654
Asset-backed securities	1,630,499	1,641,841	1,443,822	1,429,344
Total	$4,694,008	$4,763,168	$4,044,301	$4,071,574
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
Asset-backed securities include credit card and automobile receivables, student loans, home equity loans and collateralized debt obligations (primarily collateralized loan obligations). The Company owns floating rate securities that represent approximately 13.7% and 12.9% of the total fixed maturity securities at June 30, 2017 and December 31, 2016, respectively. These investments have a higher degree of income variability than the other fixed income holdings in the portfolio due to the floating rate nature of the interest payments. The Company holds these investments to match specific floating rate liabilities primarily reflected in the condensed consolidated balance sheets as collateral finance notes, as well as to enhance asset management strategies. In addition to the risks associated with floating rate securities, principal risks in holding asset-backed securities are structural, credit and capital market risks. Structural risks include the securities’ cash flow priority in the capital structure and the inherent prepayment sensitivity of the underlying collateral. Credit risks include the adequacy and ability to realize proceeds from the collateral. Credit risks are mitigated by credit enhancements which include excess spread, over-collateralization and subordination. Capital market risks include general level of interest rates and the liquidity for these securities in the marketplace.

The Company monitors its fixed maturity and equity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, the length of time and the extent to which the market value has been below amortized cost, compliance with covenants, general market and industry sector conditions, current intent and ability to hold securities, and various other subjective factors. Based on management’s judgment, securities determined to have an other-than-temporary impairment in value are written down to fair value. See “Investments – Other-than-Temporary Impairment” in Note 2 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in the 2016 Annual Report for additional information. The table below summarizes other-than-temporary impairments and changes in the mortgage loan provision for the three and six months ended June 30, 2017 and 2016 (dollars in thousands).

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Impairment losses on fixed maturity securities	$3,401	$846	$20,590	$34,663
Other impairment losses	6,309	114	6,307	2,163
Change in mortgage loan provision	366	(325)	467	(314)
Total	$10,076	$635	$27,364	$36,512
The fixed maturity impairments for the three and six months ended June 30, 2017 and 2016 were largely related to high-yield corporate securities. In addition, other impairment losses for the three and six months ended June 30, 2017 and 2016 are due to impairments on limited partnerships.
At June 30, 2017 and December 31, 2016, the Company had $179.1 million and $374.9 million, respectively, of gross unrealized losses related to its fixed maturity and equity securities. The distribution of the gross unrealized losses related to these securities is shown below.

	June 30, 2017	December 31, 2016
Sector:
Corporate securities	59.7%	61.6%
Canadian and Canada provincial governments	1.4	0.9
Residential mortgage-backed securities	4.9	3.6
Asset-backed securities	3.3	6.4
Commercial mortgage-backed securities	2.8	2.1
State and political subdivisions	4.6	3.3
U.S. government and agencies	17.8	16.8
Other foreign government, supranational and foreign government-sponsored enterprises	5.5	5.3
Total	100.0%	100.0%
Industry:
Finance	15.1%	20.1%
Asset-backed	3.3	6.4
Industrial	40.2	32.9
Mortgage-backed	7.7	5.7
Government	29.3	26.3
Utility	4.4	8.6
Total	100.0%	100.0%
See “Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the total gross unrealized losses for fixed maturity and equity securities at June 30, 2017 and December 31, 2016, respectively, where the estimated fair value had declined and remained below amortized cost by less than 20% or more than 20%.
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

See “Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables that present the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for fixed maturity and equity securities that have estimated fair values below amortized cost, by class and grade security, as well as the length of time the related market value has remained below amortized cost as of June 30, 2017 and December 31, 2016.
As of June 30, 2017 and December 31, 2016, the Company classified approximately 6.2% and 6.9%, respectively, of its fixed maturity securities in the Level 3 category (refer to Note 6 – “Fair Value of Assets and Liabilities” in the Notes to Condensed Consolidated Financial Statements for additional information). These securities primarily consist of private placement corporate securities, bank loans, Canadian provincial strips, below investment grade mortgage-backed securities, collateralized loan obligations and subprime asset-backed securities with inactive trading markets.
See “Securities Borrowing, Lending and Other” in Note 4 - “Investments” in the Notes to Condensed Consolidated Financial Statements for information related to the Company’s securities borrowing, repurchase and repurchase/reverse repurchase programs.
Mortgage Loans on Real Estate
Mortgage loans represented approximately 8.1% and 8.2% of the Company’s cash and invested assets as of June 30, 2017 and December 31, 2016, respectively. The Company’s mortgage loan portfolio consists of U.S. and Canada based investments primarily in commercial offices, light industrial properties and retail locations. The mortgage loan portfolio is diversified by geographic region and property type. Additional information on geographic concentration and property type can be found under “Mortgage Loans on Real Estate” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements.
As of June 30, 2017 and December 31, 2016, the Company’s mortgage loans, gross of unamortized deferred loan origination fees and expenses and valuation allowances, were distributed geographically as follows (dollars in thousands):

	June 30, 2017		December 31, 2016
	Recorded Investment	% of Total	Recorded Investment	% of Total
U.S. Region:
Pacific	$1,218,762	29.6%	$1,112,636	29.4%
South Atlantic	834,828	20.3	782,509	20.7
Mountain	684,634	16.7	615,915	16.3
East North Central	469,191	11.4	422,512	11.2
West North Central	307,889	7.5	318,212	8.4
West South Central	324,343	7.9	317,194	8.4
Middle Atlantic	95,363	2.3	92,683	2.4
East South Central	97,851	2.4	57,216	1.5
New England	9,230	0.2	9,346	0.2
Subtotal - U.S.	4,042,091	98.3	3,728,223	98.5
Canada	71,941	1.7	54,984	1.5
Total	$4,114,032	100.0%	$3,783,207	100.0%
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
Policy Loans
Policy loans comprised approximately 2.8% and 3.1% of the Company’s cash and invested assets as of June 30, 2017 and December 31, 2016, respectively, the majority of which are associated with one client. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. The Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.

Funds Withheld at Interest
Funds withheld at interest comprised approximately 11.8% and 12.8% of the Company’s cash and invested assets as of June 30, 2017 and December 31, 2016, respectively. For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company, and are reflected as funds withheld at interest on the Company’s condensed consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances against amounts owed by the ceding company. Interest accrues to the total funds withheld at interest assets at rates defined by the treaty terms. Additionally, under certain treaties the Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had an average financial strength rating of “A” at June 30, 2017 and December 31, 2016. Certain ceding companies maintain segregated portfolios for the benefit of the Company.
Other Invested Assets
Other invested assets include equity securities, limited partnership interests, joint ventures (other than operating joint ventures), structured loans, derivative contracts, FVO contractholder-directed unit-linked investments, FHLB common stock and equity release mortgages. Other invested assets represented approximately 3.0% and 3.5% of the Company’s cash and invested assets as of June 30, 2017 and December 31, 2016, respectively. See “Other Invested Assets” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the carrying value of the Company’s other invested assets by type as of June 30, 2017 and December 31, 2016.
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
See Note 5 - “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the notional amounts and fair value of investment related derivative instruments held at June 30, 2017 and December 31, 2016.
The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value at the reporting date plus or minus any collateral posted or held by the Company. The Company had no credit exposure related to its derivative contracts, excluding futures and mortality swaps, at June 30, 2017 and December 31, 2016, as the net amount of collateral pledged to the Company from counterparties exceeded the fair value of the derivative contracts.
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
Enterprise Risk Management
RGA maintains a dedicated Enterprise Risk Management (“ERM”) function that is responsible for analyzing and reporting the Company’s risks on an aggregated basis; facilitating monitoring to ensure the Company’s risks remain within its appetites and limits; and ensuring, on an ongoing basis, that RGA’s ERM objectives are met. This includes ensuring proper risk controls are in place; risks are effectively identified, assessed, and managed; and key risks to which the Company is exposed are disclosed to appropriate stakeholders. The ERM function plays an important role in fostering the Company’s risk management culture and practices.

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
In addition to leading the ERM function, the CRO also chairs the Company’s Risk Management Steering Committee (“RMSC”), which is made up of senior management executives, including the CEO, the Chief Financial Officer (“CFO”), and the Chief Operating Officer, among others. The RMSC provides oversight for the Insurance, Market and Credit, Capital, and Operational risk committees and retains direct risk oversight responsibilities for the following:

•	Company’s global ERM framework, activities, and issues.

•	Identification, assessments, and management of all known, new and emerging strategic risk exposures.

•	Risk appetite statement, including the ongoing alignment of the risk appetite statement with the Company’s strategy and capital plans.

•	Review, revise and approve RGA group-level strategic risk limits consistent with the risk appetite statement
The Insurance, Market and Credit, Capital, and Operational risk committees have direct oversight accountability for their respective risks areas including the identification, assessments, and management of known, new and emerging risk exposures and the review and approval of RGA group-level risk limits
To ensure appropriate oversight of enterprise-wide risk management issues without unnecessary duplication, as well as to foster cross-committee communication and coordination regarding risk issues, risk committee chairs attend RMSC meetings. In addition to the risk committees, their sub-committees and working groups, some RGA operating entities have risk management committees that oversee relevant risks related to segment-level risk limits.
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

2.
Risk Appetite Statement: A general and high level overview of the risk profile RGA aims to achieve to meet its strategic objectives. This statement is then supported by more granular risk limits guiding the businesses to achieve this Risk Appetite Statement.

3.
Risk Limits: Risk Limits establish the maximum amount of defined risk that the Company is willing to assume to remain within the Company’s overall risk appetite. These risks have been identified by the management of the Company as relevant to manage the overall risk profile of the Company while allowing achievement of strategic objectives.

4.	Risk Assessment Process: RGA uses qualitative and quantitative methods to assess key risks through a portfolio approach, which analyzes established and emerging risks in conjunction with other risks.

5.
Business Specific Limits/Controls: These limits/controls provide additional safeguards against undesired risk exposures and are embedded in business processes. Examples include maximum retention limits, pricing and underwriting reviews, per issuer limits, concentration limits, and standard treaty language.

Proactive risk monitoring and reporting enable early detection and mitigation of emerging risks. The RMSC and its subcommittees monitor adherence to risk limits through the ERM function, which reports regularly to the RMSC and FIRM Committee. The frequency of monitoring is tailored to the volatility assessment and relative priority of each risk. Risk escalation channels coupled with open communication lines enhance the mitigants explained above. The Company has devoted significant resources to developing its ERM program and expects to continue to do so in the future. Nonetheless, the Company’s policies and procedures to identify, manage, and monitor risks may not be fully effective. Many of the Company’s methods for managing risk are based on historical information, which may not be a good predictor of future risk exposures, such as the risk of a pandemic causing a large number of deaths. Management of operational, legal, and regulatory risk relies on policies and procedures which may not be fully effective under all scenarios.
Risk Categories
The Company categorizes its main risks as Insurance risk, Market and Credit risk, Capital risk, Operational risk and Strategic risk. Specific risk assessments and descriptions can be found below and in Item 1A - “Risk Factors” of the 2016 Annual Report.
Insurance Risk
Insurance risk is the risk of lower or negative earnings and potentially a reduction in enterprise value due to a greater amount of benefits and related expenses paid than expected, or from adverse policyholder or client behavior. The Company uses multiple approaches to managing insurance risk: active insurance risk assessment and pricing appropriately for the risks assumed, transferring undesired risks, and managing the retained exposure prudently. These strategies are explained below.
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
Catastrophic Excess Loss Retrocession
The Company seeks to limit its exposure to loss on its assumed catastrophic excess of loss reinsurance agreements by ceding a portion of its exposure to multiple retrocessionaires through retrocession line slips or directly to retrocession markets. The Company’s policy is to retain a maximum of $20.0 million of catastrophic loss exposure per agreement and to retrocede up to $30.0 million additional loss exposures to the retrocession markets. The Company limits its exposure on a country-by-country (and state-by-state in the U.S.) basis by managing its total exposure to all catastrophic excess of loss agreements bound within a given country to established maximum aggregate exposures. The maximum exposures are established and managed both on gross amounts issued prior to including retrocession and for amounts net of exposures retroceded.
Catastrophe Coverage
The Company accesses the markets each year for annual catastrophic coverages and reviews current coverage and pricing of current and alternate designs. The coverage may vary from year to year based on the Company’s perceived value of such protection. The current policy covers events involving 8 or more insured deaths from a single occurrence and covers $100.0 million of claims in excess of the Company’s $25.0 million deductible.

Managing Retained Exposure
The Company retains most of the inbound insurance risk. The Company manages the retained exposure proactively using various mitigating factors such as diversification and limits. Diversification is the primary mitigating factor of short term volatility risk, but it also mitigates adverse impacts of changes in long term trends and catastrophic events. The Company’s insured populations are dispersed globally, diversifying the insurance exposure because factors that cause actual experience to deviate materially from expectations do not affect all areas uniformly and synchronously or in close sequence. A variety of limits mitigate retained insurance risk. Examples of these limits include geographic exposure limits, which set the maximum amount of business that can be written in a given country, and jumbo limits, which prevent excessive coverage on a given individual.
In the event that mortality or morbidity experience develops in excess of expectations, some reinsurance treaties allow for increases to future premium rates. Other treaties include experience refund provisions, which may also help reduce RGA’s mortality risk.
RGA has various methods to manage its insurance risks, including access to the capital and reinsurance markets.
Market and Credit Risk
Market and Credit risk is the risk of lower or negative earnings and potentially a reduction in enterprise value due to changes in the market prices of asset and liabilities.
Interest Rate Risk
Interest Rate risk is risk that changes in the level and volatility of nominal interest rates affect the profitability, value or solvency position of the Company. This includes credit spread changes and inflation but excludes credit quality deterioration. This risk arises from many of the Company’s primary activities, as the Company invests substantial funds in interest-sensitive assets, primarily fixed maturity securities, and also has certain interest-sensitive contract liabilities. A prolonged period where market yields are significantly below the book yields of the Company’s asset portfolio puts downward pressure on portfolio book yields. The Company has been proactive in its investment strategies, reinsurance structures and overall asset-liability management practices to reduce the risk of unfavorable consequences in this type of environment.
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
Inflation can also have direct effects on the Company’s assets and liabilities. The primary direct effect of inflation is the increase in operating expenses. A large portion of the Company’s operating expenses consists of salaries, which are subject to wage increases at least partly affected by the rate of inflation.
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
Foreign Currency Risk
Foreign currency risk is the risk of changes in level and volatility of currency exchange rates affect the profitability, value or solvency position of the Company. The Company manages its exposure to currency principally by currency matching invested assets with the underlying liabilities to the extent possible. The Company has in place net investment hedges for a portion of its investments in its Canadian operations to reduce excess exposure to these currencies. Translation differences resulting from translating foreign subsidiary balances to U.S. dollars are reflected in stockholders’ equity on the condensed consolidated balance sheets.

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
Real Estate Risk
Real Estate risk is the risk that changes in the level and volatility of real estate market valuations may impact the profitability, value or solvency position of the Company. The Company has investments in direct real estate equity and debt instruments collateralized by real estate (“real estate loans”). Real estate equity risks include significant reduction in valuations, which could be caused by downturns in the broad economy or in specific geographic regions or sectors. In addition, real estate loan risks include defaults, natural disasters, borrower or tenant bankruptcy and reduced liquidity. Real estate loan risks are partially mitigated by the excess of the value of the property over the loan principle, which provides a buffer should the value of the real estate decrease. The Company manages its real estate loan risk by diversifying by property type and geography and through exposure limits.
Equity Risk
Equity risk is the risk that changes in the level and volatility of equity market valuations affect the profitability, value or solvency position of the company. This risk includes Variable Annuity and other equity linked exposures and asset related equity exposure. The Company assumes equity risk from alternative investments, fixed indexed annuities and variable annuities. The Company uses derivatives to hedge its exposure to movements in equity markets that have a direct correlation with certain of its reinsurance products.
Alternative Investments
Alternative investments are investments in non-traditional asset classes that primarily back the Company’s capital and surplus. The Company generally restricts the alternative investments portfolio to non-liability supporting assets: that is, free surplus. Alternative investments generally encompass: hedge funds, owned commercial real estate, emerging markets debt, distressed debt, commodities, infrastructure, tax credits, and equities, both public and private. The Company mitigates its exposure to alternative investments by limiting the size of the alternative investments holding and using per-issuer investment limits.
Fixed Indexed Annuities
The Company reinsures fixed indexed annuities (“FIAs”). Credits for FIAs are affected by changes in equity markets. Thus the fair value of the benefit is primarily a function of index returns and volatility. The Company hedges most of the underlying FIA equity exposure.

Variable Annuities
The Company reinsures variable annuities including those with guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”) and guaranteed minimum withdrawal benefits (“GMWB”). Strong equity markets, increases in interest rates and decreases in equity market volatility will generally decrease the fair value of the liabilities underlying the benefits. Conversely, a decrease in the equity markets along with a decrease in interest rates and an increase in equity market volatility will generally result in an increase in the fair value of the liabilities underlying the benefits, which has the effect of increasing reserves and lowering earnings. The Company maintains a customized dynamic hedging program that is designed to substantially mitigate the risks associated with income volatility around the change in reserves on guaranteed benefits, ignoring the Company’s own credit risk assessment. However, the hedge positions may not fully offset the changes in the carrying value of the guarantees due to, among other things, time lags, high levels of volatility in the equity and derivative markets, extreme swings in interest rates, unexpected contract holder behavior, and divergence between the performance of the underlying funds and hedging indices. These factors, individually or collectively, may have a material adverse effect on the Company’s net income, financial condition or liquidity. The table below provides a summary of variable annuity account values and the fair value of the guaranteed benefits as of June 30, 2017 and December 31, 2016.

(dollars in millions)	June 30, 2017	December 31, 2016
No guarantee minimum benefits	$939	$731
GMDB only	179	58
GMIB only	23	5
GMAB only	28	28
GMWB only	1,358	1,334
GMDB / WB	339	335
Other	35	19
Total variable annuity account values	$2,901	$2,510
Fair value of liabilities associated with living benefit riders	$162	$185
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
The Company enters into various collateral arrangements, which require both the posting and accepting of collateral in connection with its derivative instruments. Collateral agreements contain attachment thresholds that vary depending on the posting party’s financial strength ratings. Additionally, a decrease in the Company’s financial strength rating to a specified level results in potential settlement of the derivative positions under the Company’s agreements with its counterparties. A committee is responsible for setting rules and approving and overseeing all transactions requiring collateral. See “Credit Risk” in Note 5 - “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for additional information on credit risk related to derivatives.
Counterparty Risk
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
The Company manages counterparty risk by limiting the total exposure to a single counterparty and by only initiating contracts with creditworthy counterparties. In addition, some of the counterparties have set up trusts and letters of credit, reducing the Company’s exposure to these counterparties.
Generally, RGA’s insurance subsidiaries retrocede amounts in excess of their retention to certain other RGA insurance subsidiaries. External retrocessions are arranged through the Company’s retrocession pools for amounts in excess of its retention. As of June 30, 2017, all retrocession pool members in this excess retention pool rated by the A.M. Best Company were rated “A-” or better. A rating of “A-” is the fourth highest rating out of sixteen possible ratings. For a majority of the retrocessionaires that were not rated, letters of credit or trust assets have been given as additional security. In addition, the Company performs annual financial and in force reviews of its retrocessionaires to evaluate financial stability and performance.
The Company has never experienced a material default in connection with retrocession arrangements, nor has it experienced any material difficulty in collecting claims recoverable from retrocessionaires; however, no assurance can be given as to the future performance of such retrocessionaires or as to the recoverability of any such claims.
Aggregate Counterparty Limits
In addition to investment credit limits and counterparty limits, there are aggregate counterparty risk limits which include counterparty exposures from reinsurance, financing and investment activities at an aggregated level to control total exposure to a single counterparty. Counterparty risk aggregation is important because it enables the Company to capture risk exposures at a comprehensive level and under more extreme circumstances compared to analyzing the components individually.
All counterparty exposures are calculated on a quarterly basis, reviewed by management and monitored by the ERM function.
Capital Risk
Capital risk is the risk of lower or negative earnings and a potential reduction in enterprise value, and/or the ability to conduct business due to insufficient financial capacity. Collateral, financing, liquidity and tax risks are important to the operations of the Company and its ability to meet obligations with its clients, shareholders and regulators.
Operational Risk
Operational risk is the risk of lower or negative earnings and a potential reduction in enterprise value caused by the inadequacy or failure of internal processes, people and systems, or from the adverse impact of external events or actors. The Company regularly monitors the risks related to human capital, fraud, business conduct and governance, disruption of operations, business operations and privacy and security related matters. Operational risks are core to managing the Company’s brand and market confidence as well as maintaining its ability to acquire and retain the appropriate expertise to execute and operate the business.
Strategic Risk
Strategic risk is the risk of lower or negative earnings and a potential reduction in enterprise value related to the planning, implementation, and management of the Company’s business plans and strategies. This includes the risks associated with the global environment in which it operates; future law and regulation changes; political and sovereign risks; and relationships with key external parties.
New Accounting Standards
See Note 12 — “New Accounting Standards” in the Notes to Condensed Consolidated Financial Statements.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in the Company’s quantitative or qualitative aspects of market risk during the quarter ended June 30, 2017 from that disclosed in the 2016 Annual Report. See “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market and Credit Risk”, which is included herein, for additional information.

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
There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table summarizes RGA’s repurchase activity of its common stock during the quarter ended June 30, 2017:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program
April 1, 2017 - April 30, 2017	1,409	$127.23	—	$400,000,000
May 1, 2017 - May 31, 2017	56,278	$127.18	—	$400,000,000
June 1, 2017 - June 30, 2017	1,201	$127.95	—	$400,000,000

(1)
RGA had no repurchases of common stock under its share repurchase program for April, May and June 2017. The Company net settled - issuing 4,146, 145,234 and 4,135 shares from treasury and repurchasing from recipients 1,409, 56,278 and 1,201 shares in April, May and June, respectively, in settlement of income tax withholding requirements incurred by the recipients of an equity incentive award.

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

Reinsurance Group of America, Incorporated
Date: August 2, 2017	By:	/s/ Anna Manning
Anna Manning
President & Chief Executive Officer
(Principal Executive Officer)
Date: August 2, 2017	By:	/s/ Todd C. Larson
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

10.1
Letter of Credit Reimbursement Agreement, dated as of May 17, 2017, by and between Reinsurance Group of America, Incorporated and Crédit Agricole Corporate and Investment Bank, incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed May 19, 2017.

10.2	Reinsurance Group of America, Incorporated Amended & Restated Flexible Stock Plan, effective May 23, 2017, incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed May 24, 2017.

10.3
Reinsurance Group of America, Incorporated Amended & Restated Flexible Stock Plan for Directors, effective May 23, 2017, incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K filed May 24, 2017.

10.4
Reinsurance Group of America, Incorporated Amended & Restated Phantom Stock Plan for Directors, effective May 23, 2017, incorporated by reference to Exhibit 10.3 of Current Report on Form 8-K filed May 24, 2017.

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