Form 10-Q
period 2017-09-30
REINSURANCE GROUP OF AMERICA INC
filed 2017-11-02
CIK 898174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Yes ☐  No ☒

As of October 31, 2017, 64,404,061 shares of the registrant’s common stock were outstanding.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2017	December 31, 2016
	(Dollars in thousands, except share data)
Assets
Fixed maturity securities:
Available-for-sale at fair value (amortized cost of $33,889,968 and $30,211,787)	$36,381,742	$32,093,625
Mortgage loans on real estate (net of allowances of $9,137 and $7,685)	4,322,329	3,775,522
Policy loans	1,340,146	1,427,602
Funds withheld at interest	6,020,336	5,875,919
Short-term investments	80,582	76,710
Other invested assets	1,532,523	1,591,940
Total investments	49,677,658	44,841,318
Cash and cash equivalents	1,204,590	1,200,718
Accrued investment income	420,111	347,173
Premiums receivable and other reinsurance balances	2,411,777	1,930,755
Reinsurance ceded receivables	779,118	683,972
Deferred policy acquisition costs	3,315,237	3,338,605
Other assets	885,540	755,338
Total assets	$58,694,031	$53,097,879
Liabilities and Stockholders’ Equity
Future policy benefits	$21,084,562	$19,581,573
Interest-sensitive contract liabilities	16,370,090	14,029,354
Other policy claims and benefits	4,899,367	4,263,026
Other reinsurance balances	415,692	388,989
Deferred income taxes	3,180,545	2,770,640
Other liabilities	1,061,352	1,041,880
Long-term debt	2,788,480	3,088,635
Collateral finance and securitization notes	796,825	840,700
Total liabilities	50,596,913	46,004,797
Commitments and contingent liabilities (See Note 8)
Stockholders’ Equity:
Preferred stock - par value $.01 per share, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock - par value $.01 per share, 140,000,000 shares authorized, 79,137,758 shares issued at September 30, 2017 and December 31, 2016	791	791
Additional paid-in capital	1,865,699	1,848,611
Retained earnings	5,712,590	5,199,130
Treasury stock, at cost - 14,769,487 and 14,835,256 shares	(1,107,719)	(1,094,779)
Accumulated other comprehensive income	1,625,757	1,139,329
Total stockholders’ equity	8,097,118	7,093,082
Total liabilities and stockholders’ equity	$58,694,031	$53,097,879
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenues:	(Dollars in thousands, except per share data)
Net premiums	$2,489,797	$2,251,758	$7,335,944	$6,755,708
Investment income, net of related expenses	556,918	489,727	1,589,820	1,414,659
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(390)	—	(20,980)	(34,663)
Other investment related gains (losses), net	23,043	86,624	160,451	118,665
Total investment related gains (losses), net	22,653	86,624	139,471	84,002
Other revenues	75,942	72,468	218,091	197,844
Total revenues	3,145,310	2,900,577	9,283,326	8,452,213
Benefits and Expenses:
Claims and other policy benefits	2,100,680	1,993,064	6,371,188	5,877,330
Interest credited	126,099	116,848	349,068	300,602
Policy acquisition costs and other insurance expenses	365,424	300,962	1,064,645	940,406
Other operating expenses	168,417	152,556	481,279	469,875
Interest expense	36,836	43,063	108,590	96,201
Collateral finance and securitization expense	7,692	6,484	21,235	19,396
Total benefits and expenses	2,805,148	2,612,977	8,396,005	7,703,810
Income before income taxes	340,162	287,600	887,321	748,403
Provision for income taxes	112,571	88,881	282,028	237,109
Net income	$227,591	$198,719	$605,293	$511,294
Earnings per share:
Basic earnings per share	$3.53	$3.10	$9.39	$7.95
Diluted earnings per share	$3.47	$3.07	$9.23	$7.87
Dividends declared per share	$0.50	$0.41	$1.32	$1.15
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Comprehensive income	(Dollars in thousands)
Net income	$227,591	$198,719	$605,293	$511,294
Other comprehensive income, net of tax:
Foreign currency translation adjustments	46,733	(28,233)	68,085	59,442
Net unrealized investment gains	(93,574)	254,658	415,870	1,445,776
Defined benefit pension and postretirement plan adjustments	700	527	2,473	(1,176)
Total other comprehensive income, net of tax	(46,141)	226,952	486,428	1,504,042
Total comprehensive income	$181,450	$425,671	$1,091,721	$2,015,336
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2017	2016
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$605,293	$511,294
Adjustments to reconcile net income to net cash provided by operating activities:
Change in operating assets and liabilities:
Accrued investment income	(63,321)	(58,863)
Premiums receivable and other reinsurance balances	(421,027)	(3,619)
Deferred policy acquisition costs	67,471	(15,059)
Reinsurance ceded receivable balances	(120,013)	(77,741)
Future policy benefits, other policy claims and benefits, and other reinsurance balances	982,164	479,606
Deferred income taxes	236,185	165,988
Other assets and other liabilities, net	78,848	29,343
Amortization of net investment premiums, discounts and other	(95,227)	(55,967)
Depreciation and amortization expense	21,384	19,489
Investment related (gains) losses, net	(139,471)	(84,002)
Other, net	(47,787)	109,403
Net cash provided by operating activities	1,104,499	1,019,872
Cash Flows from Investing Activities:
Sales of fixed maturity securities available-for-sale	6,364,236	3,649,187
Maturities of fixed maturity securities available-for-sale	385,993	349,836
Sales of equity securities	192,821	331,978
Principal payments on mortgage loans on real estate	208,052	377,671
Principal payments on policy loans	93,286	59,518
Purchases of fixed maturity securities available-for-sale	(7,450,749)	(5,938,302)
Purchases of equity securities	(60,790)	(523,499)
Cash invested in mortgage loans on real estate	(751,702)	(857,445)
Cash invested in policy loans	(5,830)	(5,685)
Cash invested in funds withheld at interest	(12,597)	(31,222)
Purchases of property and equipment	(33,242)	—
Change in short-term investments	65,664	418,625
Change in other invested assets	(51,476)	(78,068)
Net cash used in investing activities	(1,056,334)	(2,247,406)
Cash Flows from Financing Activities:
Dividends to stockholders	(85,086)	(74,034)
Repayment of collateral finance and securitization notes	(56,637)	(60,971)
Proceeds from long-term debt issuance	—	799,984
Debt issuance costs	—	(9,026)
Principal payments of long-term debt	(301,927)	(1,850)
Purchases of treasury stock	(41,360)	(121,896)
Exercise of stock options, net	4,450	11,752
Change in cash collateral for derivative positions and other arrangements	(46,206)	24,749
Deposits on universal life and other investment type policies and contracts	1,007,563	874,708
Withdrawals on universal life and other investment type policies and contracts	(568,789)	(386,900)
Net cash provided by financing activities	(87,992)	1,056,516
Effect of exchange rate changes on cash	43,699	25,436
Change in cash and cash equivalents	3,872	(145,582)
Cash and cash equivalents, beginning of period	1,200,718	1,525,275
Cash and cash equivalents, end of period	$1,204,590	$1,379,693
Supplemental disclosures of cash flow information:
Interest paid	$129,136	$114,043
Income taxes paid, net of refunds	$27,385	$47,312
Non-cash transactions:
Transfer of invested assets	$2,247,136	$3,621
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Business and Basis of Presentation
Reinsurance Group of America, Incorporated (“RGA”) is an insurance holding company that was formed on December 31, 1992. The accompanying unaudited condensed consolidated financial statements of RGA and its subsidiaries (collectively, the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments necessary for a fair presentation have been included. Results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These unaudited condensed consolidated financial statements include the accounts of RGA and its subsidiaries, and all intercompany accounts and transactions have been eliminated. These condensed consolidated statements should be read in conjunction with the Company’s 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 28, 2017 (the “2016 Annual Report”).

2.	Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share on net income (in thousands, except per share information):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Earnings:
Net income (numerator for basic and diluted calculations)	$227,591	$198,719	$605,293	$511,294
Shares:
Weighted average outstanding shares (denominator for basic calculation)	64,488	64,146	64,430	64,281
Equivalent shares from outstanding stock options	1,165	669	1,174	663
Denominator for diluted calculation	65,653	64,815	65,604	64,944
Earnings per share:
Basic	$3.53	$3.10	$9.39	$7.95
Diluted	$3.47	$3.07	$9.23	$7.87
The calculation of common equivalent shares does not include the impact of options having a strike or conversion price that exceeds the average stock price for the earnings period, as the result would be antidilutive. The calculation of common equivalent shares also excludes the impact of outstanding performance contingent shares, as the conditions necessary for their issuance have not been satisfied as of the end of the reporting period. For the three months ended September 30, 2017, 0.1 million stock options and approximately 0.3 million performance contingent shares were excluded from the calculation. For the three months ended September 30, 2016, no stock options and approximately 0.7 million performance contingent shares were excluded from the calculation. Year-to-date amounts for equivalent shares from outstanding stock options and performance contingent shares are the weighted average of the individual quarterly amounts.

3.	Equity
Common Stock
The changes in number of common stock shares, issued, held in treasury and outstanding are as follows for the periods indicated:

	Issued	Held In Treasury	Outstanding
Balance, December 31, 2016	79,137,758	14,835,256	64,302,502
Common stock acquired	—	208,680	(208,680)
Stock-based compensation (1)	—	(274,449)	274,449
Balance, September 30, 2017	79,137,758	14,769,487	64,368,271

	Issued	Held In Treasury	Outstanding
Balance, December 31, 2015	79,137,758	13,933,232	65,204,526
Common stock acquired	—	1,356,892	(1,356,892)
Stock-based compensation (1)	—	(358,639)	358,639
Balance, September 30, 2016	79,137,758	14,931,485	64,206,273

(1)	Represents net shares issued from treasury pursuant to the Company’s equity-based compensation programs.
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
On January 26, 2017, RGA’s board of directors authorized a share repurchase program for up to $400.0 million of RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date. In connection with this new authorization, the board of directors terminated the stock repurchase authority granted in 2016. During the first nine months of 2017, RGA repurchased 0.2 million shares of common stock under this program for $26.9 million.
Accumulated Other Comprehensive Income (Loss)
The balance of and changes in each component of accumulated other comprehensive income (loss) (“AOCI”) for the nine months ended September 30, 2017 and 2016 are as follows (dollars in thousands):

	Accumulated Currency Translation Adjustments	Unrealized Appreciation (Depreciation) of Investments(1)	Pension and Postretirement Benefits	Total
Balance, December 31, 2016	$(172,541)	$1,355,033	$(43,163)	$1,139,329
Other comprehensive income (loss) before reclassifications	23,117	671,564	(191)	694,490
Amounts reclassified to (from) AOCI	—	(51,407)	4,006	(47,401)
Deferred income tax benefit (expense)	44,968	(204,287)	(1,342)	(160,661)
Balance, September 30, 2017	$(104,456)	$1,770,903	$(40,690)	$1,625,757

	Accumulated Currency Translation Adjustments	Unrealized Appreciation (Depreciation) of Investments(1)	Pension and Postretirement Benefits	Total
Balance, December 31, 2015	$(181,151)	$935,697	$(46,262)	$708,284
Other comprehensive income (loss) before reclassifications	68,271	2,191,823	(6,079)	2,254,015
Amounts reclassified to (from) AOCI	—	(109,145)	4,253	(104,892)
Deferred income tax benefit (expense)	(8,829)	(636,902)	650	(645,081)
Balance, September 30, 2016	$(121,709)	$2,381,473	$(47,438)	$2,212,326

(1)
Includes cash flow hedges of $347 and $(2,496) as of September 30, 2017 and December 31, 2016, respectively, and $(40,597) and $(29,397) as of September 30, 2016 and December 31, 2015, respectively. See Note 5 - “Derivative Instruments” for additional information on cash flow hedges.

The following table presents the amounts of AOCI reclassifications for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Amount Reclassified from AOCI
	Three months ended September 30,		Nine months ended September 30,
Details about AOCI Components	2017	2016	2017	2016	Affected Line Item in Statements of Income
Net unrealized investment gains (losses):
Net unrealized gains and losses on available-for-sale securities	$10,515	$72,351	$39,032	$84,250	Investment related gains (losses), net
Cash flow hedges - Currency/Interest rate	230	200	560	454	(1)
Cash flow hedges - Forward bond purchase commitments	224	137	286	(120)	(1)
Deferred policy acquisition costs attributed to unrealized gains and losses	1,116	12,090	11,529	24,561	(2)
Total	12,085	84,778	51,407	109,145
Provision for income taxes	(3,991)	(27,680)	(16,015)	(32,676)
Net unrealized gains (losses), net of tax	$8,094	$57,098	$35,392	$76,469
Amortization of defined benefit plan items:
Prior service cost (credit)	$590	$391	$732	$238	(3)
Actuarial gains/(losses)	(1,661)	(1,177)	(4,738)	(4,491)	(3)
Total	(1,071)	(786)	(4,006)	(4,253)
Provision for income taxes	375	276	1,402	1,489
Amortization of defined benefit plans, net of tax	$(696)	$(510)	$(2,604)	$(2,764)

Total reclassifications for the period	$7,398	$56,588	$32,788	$73,705

(1)	See Note 5 - “Derivative Instruments” for additional information on cash flow hedges.

(2)	This AOCI component is included in the computation of the deferred policy acquisition cost. See Note 8 – “Deferred Policy Acquisition Costs” of the 2016 Annual Report for additional details.

(3)	This AOCI component is included in the computation of the net periodic pension cost. See Note 10 – “Employee Benefit Plans” for additional details.

Equity Based Compensation
Equity compensation expense was $17.1 million and $27.1 million in the first nine months of 2017 and 2016, respectively. In the first quarter of 2017, the Company granted 0.2 million stock appreciation rights at $129.72 weighted average exercise price per share and 0.2 million performance contingent units to employees. Additionally, non-employee directors were granted a total of 7,696 shares of common stock. As of September 30, 2017, 1.6 million share options at a weighted average strike price per share of $60.77 were vested and exercisable, with a remaining weighted average exercise period of 4.6 years. As of September 30, 2017, the total compensation cost of non-vested awards not yet recognized in the condensed consolidated financial statements was $32.5 million. It is estimated that these costs will vest over a weighted average period of 1.2 years.

4.	Investments
Fixed Maturity and Equity Securities Available-for-Sale
The following tables provide information relating to investments in fixed maturity and equity securities by sector as of September 30, 2017 and December 31, 2016 (dollars in thousands):

September 30, 2017:	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	% of Total	Other-than- temporary impairments in AOCI
Available-for-sale:
Corporate securities	$21,418,741	$1,209,999	$92,910	$22,535,830	61.9%	$—
Canadian and Canadian provincial governments	2,850,982	1,142,635	2,432	3,991,185	11.0	—
Residential mortgage-backed securities	1,645,379	42,202	8,276	1,679,305	4.6	—
Asset-backed securities	1,680,918	18,713	5,063	1,694,568	4.7	275
Commercial mortgage-backed securities	1,293,296	25,471	5,445	1,313,322	3.6	—
U.S. government and agencies	1,621,053	13,614	30,998	1,603,669	4.4	—
State and political subdivisions	614,099	52,919	5,987	661,031	1.8	—
Other foreign government, supranational and foreign government-sponsored enterprises	2,765,500	145,025	7,693	2,902,832	8.0	—
Total fixed maturity securities	$33,889,968	$2,650,578	$158,804	$36,381,742	100.0%	$275
Non-redeemable preferred stock	$41,878	$312	$3,289	$38,901	34.4%
Other equity securities	74,514	633	1,117	74,030	65.6
Total equity securities	$116,392	$945	$4,406	$112,931	100.0%

December 31, 2016:	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	% of Total	Other-than- temporary impairments in AOCI
Available-for-sale:
Corporate securities	$18,924,711	$911,618	$217,245	$19,619,084	61.1%	$—
Canadian and Canadian provincial governments	2,561,605	1,085,982	3,541	3,644,046	11.4	—
Residential mortgage-backed securities	1,258,039	33,917	13,380	1,278,576	4.0	(375)
Asset-backed securities	1,443,822	9,350	23,828	1,429,344	4.5	275
Commercial mortgage-backed securities	1,342,440	28,973	7,759	1,363,654	4.2	—
U.S. government and agencies	1,518,702	12,644	63,044	1,468,302	4.6	—
State and political subdivisions	566,761	37,499	12,464	591,796	1.8	—
Other foreign government, supranational and foreign government-sponsored enterprises	2,595,707	123,054	19,938	2,698,823	8.4	—
Total fixed maturity securities	$30,211,787	$2,243,037	$361,199	$32,093,625	100.0%	$(100)
Non-redeemable preferred stock	$55,812	$1,648	$6,337	$51,123	18.6%
Other equity securities	229,767	1,792	7,321	224,238	81.4
Total equity securities	$285,579	$3,440	$13,658	$275,361	100.0%
The Company enters into various collateral arrangements with counterparties that require both the pledging and acceptance of fixed maturity securities as collateral. Pledged fixed maturity securities are included in fixed maturity securities, available-for-sale in the condensed consolidated balance sheets. Fixed maturity securities received as collateral are held in separate custodial accounts and are not recorded on the Company’s condensed consolidated balance sheets. Subject to certain constraints, the Company is permitted by contract to sell or repledge collateral it receives; however, as of September 30, 2017 and December 31, 2016, none of the collateral received had been sold or repledged. The Company also holds assets in trust to satisfy collateral requirements under certain third-party reinsurance treaties. The following table includes fixed maturity securities pledged and received as collateral and assets in trust held to satisfy collateral requirements under derivative transactions and certain third-party reinsurance treaties as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017		December 31, 2016
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity securities pledged as collateral	$68,841	$72,365	$207,066	$210,676
Fixed maturity securities received as collateral	n/a	461,237	n/a	300,925
Assets in trust held to satisfy collateral requirements	14,598,404	15,598,457	12,135,258	12,874,370
The Company monitors its concentrations of financial instruments on an ongoing basis and mitigates credit risk by maintaining a diversified investment portfolio which limits exposure to any one issuer. The Company’s exposure to concentrations of credit risk from single issuers greater than 10% of the Company’s stockholders’ equity included securities of the U.S. government and its agencies as well as the securities disclosed below as of September 30, 2017 and December 31, 2016 (dollars in thousands).

	September 30, 2017		December 31, 2016
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity securities guaranteed or issued by:
Canadian province of Quebec	$1,115,505	$1,766,749	$1,004,261	$1,612,957
Canadian province of Ontario	932,872	1,231,201	832,764	1,126,433
The amortized cost and estimated fair value of fixed maturity securities classified as available-for-sale at September 30, 2017 are shown by contractual maturity in the table below (dollars in thousands). Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset and mortgage-backed securities are shown separately in the table below, as they are not due at a single maturity date.

	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due in one year or less	$910,821	$915,586
Due after one year through five years	7,339,134	7,618,692
Due after five years through ten years	9,581,912	10,090,704
Due after ten years	11,438,508	13,069,565
Asset and mortgage-backed securities	4,619,593	4,687,195
Total	$33,889,968	$36,381,742
Corporate Fixed Maturity Securities
The tables below show the major industry types of the Company’s corporate fixed maturity holdings as of September 30, 2017 and December 31, 2016 (dollars in thousands):

September 30, 2017:		Estimated
	Amortized Cost	Fair Value	% of Total
Finance	$7,797,576	$8,146,891	36.2%
Industrial	11,323,024	11,914,845	52.8
Utility	2,298,141	2,474,094	11.0
Total	$21,418,741	$22,535,830	100.0%

December 31, 2016:		Estimated
	Amortized Cost	Fair Value	% of Total
Finance	$6,725,199	$6,888,968	35.2%
Industrial	10,228,813	10,639,613	54.2
Utility	1,970,699	2,090,503	10.6
Total	$18,924,711	$19,619,084	100.0%

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

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Balance, beginning of period	$3,677	$6,974	$6,013	$7,284
Credit loss OTTI previously recognized on securities which matured, paid down, prepaid or were sold during the period	—	—	(2,336)	(310)
Balance, end of period	$3,677	$6,974	$3,677	$6,974

Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale
The following table presents the total gross unrealized losses for the 1,165 and 1,535 fixed maturity and equity securities as of September 30, 2017 and December 31, 2016, respectively, where the estimated fair value had declined and remained below amortized cost by the indicated amount (dollars in thousands):

	September 30, 2017		December 31, 2016
	Gross Unrealized Losses	% of Total	Gross Unrealized Losses	% of Total
Less than 20%	$140,313	86.0%	$337,831	90.1%
20% or more for less than six months	3,407	2.1	19,438	5.2
20% or more for six months or greater	19,490	11.9	17,588	4.7
Total	$163,210	100.0%	$374,857	100.0%
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
The following tables present the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for 1,165 and 1,535 fixed maturity and equity securities that have estimated fair values below amortized cost as of September 30, 2017 and December 31, 2016, respectively (dollars in thousands). These investments are presented by class and grade of security, as well as the length of time the related fair value has remained below amortized cost.

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
September 30, 2017:	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
Corporate securities	$2,035,856	$15,923	$1,213,026	$49,422	$3,248,882	$65,345
Canadian and Canadian provincial governments	97,100	1,320	46,663	1,112	143,763	2,432
Residential mortgage-backed securities	507,372	5,084	154,469	3,189	661,841	8,273
Asset-backed securities	516,613	2,318	133,848	2,213	650,461	4,531
Commercial mortgage-backed securities	293,834	3,224	61,707	2,221	355,541	5,445
U.S. government and agencies	1,302,732	29,712	56,595	1,286	1,359,327	30,998
State and political subdivisions	53,977	743	62,530	5,156	116,507	5,899
Other foreign government, supranational and foreign government-sponsored enterprises	327,813	2,529	104,333	4,865	432,146	7,394
Total investment grade securities	5,135,297	60,853	1,833,171	69,464	6,968,468	130,317
Below investment grade securities:
Corporate securities	170,023	3,780	95,089	23,785	265,112	27,565
Residential mortgage-backed securities	—	—	93	3	93	3
Asset-backed securities	—	—	5,611	532	5,611	532
State and political subdivisions	919	88	—	—	919	88
Other foreign government, supranational and foreign government-sponsored enterprises	11,219	77	15,667	222	26,886	299
Total below investment grade securities	182,161	3,945	116,460	24,542	298,621	28,487
Total fixed maturity securities	$5,317,458	$64,798	$1,949,631	$94,006	$7,267,089	$158,804
Non-redeemable preferred stock	$6,712	$345	$25,983	$2,944	$32,695	$3,289
Other equity securities	6,446	396	58,206	721	64,652	1,117
Total equity securities	$13,158	$741	$84,189	$3,665	$97,347	$4,406

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
December 31, 2016:	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
Corporate securities	$4,661,706	$124,444	$549,273	$43,282	$5,210,979	$167,726
Canadian and Canadian provincial governments	101,578	3,541	—	—	101,578	3,541
Residential mortgage-backed securities	490,473	9,733	112,216	3,635	602,689	13,368
Asset-backed securities	563,259	12,010	257,166	9,653	820,425	21,663
Commercial mortgage-backed securities	368,465	6,858	10,853	166	379,318	7,024
U.S. government and agencies	1,056,101	63,044	—	—	1,056,101	63,044
State and political subdivisions	187,194	9,396	13,635	3,068	200,829	12,464
Other foreign government, supranational and foreign government-sponsored enterprises	524,236	13,372	51,097	2,981	575,333	16,353
Total investment grade securities	7,953,012	242,398	994,240	62,785	8,947,252	305,183
Below investment grade securities:
Corporate securities	330,757	7,914	163,152	41,605	493,909	49,519
Residential mortgage-backed securities	—	—	412	12	412	12
Asset-backed securities	5,904	700	12,581	1,465	18,485	2,165
Commercial mortgage-backed securities	5,815	735	—	—	5,815	735
Other foreign government, supranational and foreign government-sponsored enterprises	32,355	1,258	39,763	2,327	72,118	3,585
Total below investment grade securities	374,831	10,607	215,908	45,409	590,739	56,016
Total fixed maturity securities	$8,327,843	$253,005	$1,210,148	$108,194	$9,537,991	$361,199
Non-redeemable preferred stock	$10,831	$831	$21,879	$5,506	$32,710	$6,337
Other equity securities	202,068	7,020	6,751	301	208,819	7,321
Total equity securities	$212,899	$7,851	$28,630	$5,807	$241,529	$13,658

The Company has no intention to sell, nor does it expect to be required to sell, the securities outlined in the table above, as of the dates indicated. However, unforeseen facts and circumstances may cause the Company to sell fixed maturity and equity securities in the ordinary course of managing its portfolio to meet certain diversification, credit quality and liquidity guidelines.
Unrealized losses on below investment grade securities as of September 30, 2017 are primarily related to high-yield corporate securities. Changes in unrealized losses are primarily being driven by changes in credit spreads and interest rates.

Investment Income, Net of Related Expenses
Major categories of investment income, net of related expenses, consist of the following (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Fixed maturity securities available-for-sale	$359,157	$325,089	$1,039,392	$961,096
Mortgage loans on real estate	50,040	39,802	138,829	121,494
Policy loans	15,404	15,391	45,870	47,897
Funds withheld at interest	102,144	104,609	327,089	273,482
Short-term investments and cash and cash equivalents	1,977	1,752	5,266	6,265
Other invested assets	47,595	21,138	90,488	57,896
Investment income	576,317	507,781	1,646,934	1,468,130
Investment expense	(19,399)	(18,054)	(57,114)	(53,471)
Investment income, net of related expenses	$556,918	$489,727	$1,589,820	$1,414,659
Investment Related Gains (Losses), Net
Investment related gains (losses), net consist of the following (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Fixed maturity and equity securities available for sale:
Other-than-temporary impairment losses on fixed maturity securities recognized in earnings	$(390)	$—	$(20,980)	$(34,663)
Impairment losses on equity securities	(889)	—	(889)	—
Gain on investment activity	19,522	46,346	91,635	127,153
Loss on investment activity	(7,678)	(9,054)	(30,712)	(43,397)
Other impairment losses and change in mortgage loan provision	(2,446)	(262)	(9,220)	(2,111)
Derivatives and other, net	14,534	49,594	109,637	37,020
Total investment related gains (losses), net	$22,653	$86,624	$139,471	$84,002
The fixed maturity impairments for the three and nine months ended September 30, 2017 and 2016 were largely related to high-yield and emerging market corporate securities. The equity impairments for the three and nine months ended September 30, 2017 were related to an equity position received as part of a debt restructuring. The other impairment losses and change in mortgage loan provision for the three and nine months ended September 30, 2017 and 2016 were primarily due to impairments on limited partnerships. The fluctuations in investment related gains (losses) for derivatives and other for the three and nine months ended September 30, 2017, compared to the same periods in 2016, are primarily due to changes in the fair value of embedded derivatives and interest rate swaps.
During the three months ended September 30, 2017 and 2016, the Company sold fixed maturity and equity securities with fair values of $484.7 million and $317.3 million at losses of $7.7 million and $9.1 million, respectively. During the nine months ended September 30, 2017 and 2016, the Company sold fixed maturity and equity securities with fair values of $1,771.4 million and $903.1 million at losses of $30.7 million and $43.4 million, respectively. The Company generally does not buy and sell securities on a short-term basis.

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
The Company also participates in a securities lending program whereby securities, reflected as investments on the Company’s condensed consolidated balance sheets, are loaned to a third party. The Company receives securities as collateral, in an amount equal to a minimum of 105% of the fair value of the securities lent. The securities received as collateral are not reflected on the Company’s condensed consolidated balance sheets.
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
The following table includes the amount of borrowed securities, securities lent and securities collateral received as part of the securities lending program and repurchased/reverse repurchased securities pledged and received as of September 30, 2017 and December 31, 2016 (dollars in thousands).

	September 30, 2017		December 31, 2016
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Borrowed securities	$360,475	$379,101	$263,820	$279,186
Securities lending:
Securities loaned	117,219	121,958	74,389	73,625
Securities received	n/a	120,000	n/a	80,000
Repurchase program/reverse repurchase program:
Securities pledged	491,824	512,613	476,531	499,891
Securities received	n/a	522,354	n/a	515,200
The Company also held cash collateral for securities lending and the repurchase program/reverse repurchase programs of $38.5 million and $28.8 million at September 30, 2017 and December 31, 2016, respectively.

The following table presents information on the Company’s securities lending and repurchase transactions as of September 30, 2017 and December 31, 2016 (dollars in thousands). Collateral associated with certain borrowed securities is not included within the table, as the collateral pledged to each counterparty is the right to reinsurance treaty cash flows.

	September 30, 2017
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Securities lending transactions:
Corporate securities	$—	$—	$—	$121,958	$121,958
Total	—	—	—	121,958	121,958
Repurchase transactions:
Corporate securities	—	1,472	5,402	175,258	182,132
Residential mortgage-backed securities	—	—	—	87,418	87,418
U.S. government and agencies	—	—	23,206	196,040	219,246
Foreign government	—	—	—	21,370	21,370
Other	2,447	—	—	—	2,447
Total	2,447	1,472	28,608	480,086	512,613
Total transactions	$2,447	$1,472	$28,608	$602,044	$634,571

Gross amount of recognized liabilities for securities lending and repurchase transactions in preceding table					$680,850
Amounts related to agreements not included in offsetting disclosure					$46,279

	December 31, 2016
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Securities lending transactions:
Corporate securities	$—	$—	$4,017	$69,608	$73,625
Total	$—	$—	$4,017	$69,608	$73,625
Repurchase transactions:
Corporate securities	$—	$—	$3,220	$166,979	$170,199
Residential mortgage-backed securities	—	—	—	92,546	92,546
U.S. government and agencies	—	—	—	216,000	216,000
Foreign government	—	—	—	19,900	19,900
Other	1,246	—	—	—	1,246
Total	1,246	—	3,220	495,425	499,891
Total borrowings	$1,246	$—	$7,237	$565,033	$573,516

Gross amount of recognized liabilities for securities lending and repurchase transactions in preceding table					$624,032
Amounts related to agreements not included in offsetting disclosure					$50,516
The Company has elected to offset amounts recognized as receivables and payables resulting from the repurchase/reverse repurchase programs. After the effect of offsetting, the net amount presented on the condensed consolidated balance sheets was a liability of $7.9 million and $5.5 million of September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017 and December 31, 2016, the Company recognized payables resulting from cash received as collateral associated with a repurchase agreement as discussed above. Amounts owed to and due from the counterparties may be settled in cash or offset, in accordance with the agreements.

Mortgage Loans on Real Estate
Mortgage loans represented approximately 8.7% and 8.4% of the Company’s total investments as of September 30, 2017 and December 31, 2016. The Company makes mortgage loans on income producing properties that are geographically diversified throughout the U.S. with the largest concentration being in the state of California, which represented 21.2% and 22.1% of mortgage loans on real estate as of September 30, 2017 and December 31, 2016, respectively. The recorded investment in mortgage loans on real estate presented below is gross of unamortized deferred loan origination fees and expenses, and valuation allowances.
The distribution of mortgage loans by property type is as follows as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017		December 31, 2016
Property type:	Carrying Value	% of Total	Carrying Value	% of Total
Office building	$1,426,673	32.9%	$1,270,113	33.6%
Retail	1,316,463	30.4	1,179,936	31.2
Industrial	891,051	20.6	713,461	18.8
Apartment	508,367	11.7	447,088	11.8
Other commercial	191,443	4.4	172,609	4.6
Recorded investment	4,333,997	100.0%	$3,783,207	100.0%
Unamortized balance of loan origination fees and expenses	(2,531)		—
Valuation allowances	(9,137)		(7,685)
Total mortgage loans on real estate	$4,322,329		$3,775,522
The maturities of the mortgage loans as of September 30, 2017 and December 31, 2016 are as follows (dollars in thousands):

	September 30, 2017		December 31, 2016
	Recorded Investment	% of Total	Recorded Investment	% of Total
Due within five years	$1,086,700	25.1%	$822,073	21.7%
Due after five years through ten years	2,334,113	53.8	2,099,559	55.5
Due after ten years	913,184	21.1	861,575	22.8
Total	$4,333,997	100.0%	$3,783,207	100.0%
The following tables set forth certain key credit quality indicators of the Company’s recorded investment in mortgage loans as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	Recorded Investment
	Debt Service Ratios
	>1.20x	1.00x - 1.20x	<1.00x	Total	% of Total
September 30, 2017:
Loan-to-Value Ratio
0% - 59.99%	$2,060,277	$51,162	$4,698	$2,116,137	48.8%
60% - 69.99%	1,515,469	86,613	44,358	1,646,440	38.0
70% - 79.99%	424,195	32,664	19,850	476,709	11.0
Greater than 80%	51,348	19,951	23,412	94,711	2.2
Total	$4,051,289	$190,390	$92,318	$4,333,997	100.0%

	Recorded Investment
	Debt Service Ratios
	>1.20x	1.00x - 1.20x	<1.00x	Total	% of Total
December 31, 2016:
Loan-to-Value Ratio
0% - 59.99%	$1,859,640	$64,749	$1,366	$1,925,755	50.8%
60% - 69.99%	1,257,788	34,678	—	1,292,466	34.2
70% - 79.99%	370,092	20,869	24,369	415,330	11.0
Greater than 80%	114,297	—	35,359	149,656	4.0
Total	$3,601,817	$120,296	$61,094	$3,783,207	100.0%
None of the payments due to the Company on its recorded investment in mortgage loans were delinquent as of September 30, 2017 and December 31, 2016.
The following table presents the recorded investment in mortgage loans, by method of measuring impairment, and the related valuation allowances as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017	December 31, 2016
Mortgage loans:
Individually measured for impairment	$5,856	$2,216
Collectively measured for impairment	4,328,141	3,780,991
Recorded investment	$4,333,997	$3,783,207
Valuation allowances:
Individually measured for impairment	$—	$—
Collectively measured for impairment	9,137	7,685
Total valuation allowances	$9,137	$7,685
Information regarding the Company’s loan valuation allowances for mortgage loans for the three and nine months ended September 30, 2017 and 2016 is as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Balance, beginning of period	$8,156	$6,499	$7,685	$6,813
Provision (release)	977	247	1,444	(67)
Translation adjustment	4	—	8	—
Balance, end of period	$9,137	$6,746	$9,137	$6,746

Information regarding the portion of the Company’s mortgage loans that were impaired as of September 30, 2017 and December 31, 2016 is as follows (dollars in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Carrying Value
September 30, 2017:
Impaired mortgage loans with no valuation allowance recorded	$6,427	$5,856	$—	$5,856
Impaired mortgage loans with valuation allowance recorded	—	—	—	—
Total impaired mortgage loans	$6,427	$5,856	$—	$5,856
December 31, 2016:
Impaired mortgage loans with no valuation allowance recorded	$2,758	$2,216	$—	$2,216
Impaired mortgage loans with valuation allowance recorded	—	—	—	—
Total impaired mortgage loans	$2,758	$2,216	$—	$2,216

The Company’s average investment in impaired mortgage loans and the related interest income are reflected in the table below for the periods indicated (dollars in thousands):
	Three months ended September 30,
	2017		2016
	Average Recorded Investment(1)	Interest Income	Average Recorded Investment(1)	Interest Income
Impaired mortgage loans with no valuation allowance recorded	$3,967	$33	$6,953	$107
Impaired mortgage loans with valuation allowance recorded	—	—	—	—
Total impaired mortgage loans	$3,967	$33	$6,953	$107

	Nine months ended September 30,
	2017		2016
	Average Recorded Investment(1)	Interest Income	Average Recorded Investment(1)	Interest Income
Impaired mortgage loans with no valuation allowance recorded	$3,062	$100	$4,687	$324
Impaired mortgage loans with valuation allowance recorded	—	—	5,459	—
Total impaired mortgage loans	$3,062	$100	$10,146	$324
(1) Average recorded investment represents the average loan balances as of the beginning of period and all subsequent quarterly end of period balances.

The Company did not acquire any impaired mortgage loans during the nine months ended September 30, 2017 and 2016. The Company had no mortgage loans that were on a nonaccrual status at September 30, 2017 and December 31, 2016.
Policy Loans
Policy loans comprised approximately 2.7% and 3.2% of the Company’s total investments as of September 30, 2017 and December 31, 2016, respectively, the majority of which are associated with one client. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due to the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. The Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.
Funds Withheld at Interest
Funds withheld at interest comprised approximately 12.1% and 13.1% of the Company’s total investments as of September 30, 2017 and December 31, 2016, respectively. Of the $6.0 billion funds withheld at interest balance, net of embedded derivatives, as of September 30, 2017, $4.0 billion of the balance is associated with one client. For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance funds withheld basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company and are reflected as funds withheld at interest on the Company’s condensed consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances against amounts owed to the Company from the ceding company.

Other Invested Assets
Other invested assets include equity securities, limited partnership interests, joint ventures (other than operating joint ventures), derivative contracts and fair value option (“FVO”) contractholder-directed unit-linked investments. Other invested assets also include Federal Home Loan Bank of Des Moines (“FHLB”) common stock, equity release mortgages and structured loans, all of which are included in other in the table below. The fair value option was elected for contractholder-directed investments supporting unit-linked variable annuity type liabilities which do not qualify for presentation and reporting as separate accounts. Other invested assets represented approximately 3.1% and 3.6% of the Company’s total investments as of September 30, 2017 and December 31, 2016, respectively. Carrying values of these assets as of September 30, 2017 and December 31, 2016 are as follows (dollars in thousands):

	September 30, 2017	December 31, 2016
Equity securities	$112,931	$275,361
Limited partnership interests and real estate joint ventures	761,739	687,522
Derivatives	133,405	229,108
FVO contractholder-directed unit-linked investments	210,660	190,120
Other	313,788	209,829
Total other invested assets	$1,532,523	$1,591,940

5.    Derivative Instruments
Derivatives, except for embedded derivatives and longevity and mortality swaps, are carried on the Company’s condensed consolidated balance sheets in other invested assets or other liabilities, at fair value. Longevity and mortality swaps are included on the condensed consolidated balance sheets in other assets or other liabilities, at fair value. Embedded derivative assets and liabilities on modified coinsurance or funds withheld arrangements are included on the condensed consolidated balance sheets with the host contract in funds withheld at interest, at fair value. Embedded derivative liabilities on indexed annuity and variable annuity products are included on the condensed consolidated balance sheets with the host contract in interest-sensitive contract liabilities, at fair value. The following table presents the notional amounts and gross fair value of derivative instruments prior to taking into account the netting effects of master netting agreements as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017			December 31, 2016
	Notional	Carrying Value/Fair Value		Notional	Carrying Value/Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	$946,726	$61,263	$1,825	$949,556	$78,405	$5,949
Financial futures	448,600	—	—	475,968	—	—
Foreign currency forwards	6,000	(84)	—	25,000	—	5,070
Consumer price index swaps	132,081	589	420	20,615	—	262
Credit default swaps	948,000	7,905	490	926,000	12,012	2,871
Equity options	541,532	20,006	—	525,894	33,459	—
Longevity swaps	945,120	37,827	—	841,360	26,958	—
Mortality swaps	50,000	—	1,683	50,000	—	2,462
Synthetic guaranteed investment contracts	9,119,434	—	—	8,834,700	—	—
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	—	84,325	—	—	—	22,529
Indexed annuity products	—	—	821,821	—	—	805,672
Variable annuity products	—	—	168,119	—	—	184,636
Total non-hedging derivatives	13,137,493	211,831	994,358	12,649,093	150,834	1,029,451
Derivatives designated as hedging instruments:
Interest rate swaps	435,000	—	22,133	435,000	27,901	31,223
Foreign currency swaps	796,489	71,032	13,876	928,505	104,359	734
Foreign currency forwards	331,135	1,418	10,203	—	—	—
Total hedging derivatives	1,562,624	72,450	46,212	1,363,505	132,260	31,957
Total derivatives	$14,700,117	$284,281	$1,040,570	$14,012,598	$283,094	$1,061,408
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
The following table provides information relating to the Company’s derivative instruments as of September 30, 2017 and December 31, 2016 (dollars in thousands):

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments (1)	Cash Collateral Pledged/ Received	Net Amount
September 30, 2017:
Derivative assets	$199,956	$(28,724)	$171,232	$(17,782)	$(174,120)	$(20,670)
Derivative liabilities	50,630	(28,724)	21,906	(58,360)	(30,771)	(67,225)
December 31, 2016:
Derivative assets	$283,094	$(27,028)	$256,066	$(16,913)	$(254,498)	$(15,345)
Derivative liabilities	48,571	(27,028)	21,543	(95,863)	(1,441)	(75,761)

(1)	Includes initial margin posted to a central clearing partner.
Accounting for Derivative Instruments and Hedging Activities
The Company does not enter into derivative instruments for speculative purposes. As discussed below under “Non-qualifying Derivatives and Derivatives for Purposes Other Than Hedging,” the Company uses various derivative instruments for risk management purposes that either do not qualify or have not been qualified for hedge accounting treatment. As of September 30, 2017 and December 31, 2016, the Company held interest rate swaps that were designated and qualified as cash flow hedges of interest rate risk, for variable rate liabilities and foreign currency assets, foreign currency swaps and foreign currency forwards that were designated and qualified as hedges of a portion of its net investment in its foreign operations, foreign currency swaps that were designated and qualified as fair value hedges of foreign currency risk, and derivative instruments that were not designated as hedging instruments. See Note 2 – “Summary of Significant Accounting Policies” of the Company’s 2016 Annual Report for a detailed discussion of the accounting treatment for derivative instruments, including embedded derivatives. Derivative instruments are carried at fair value and generally require an insignificant amount of cash at inception of the contracts.
Fair Value Hedges
The Company designates and reports certain foreign currency swaps to hedge the foreign currency fair value exposure of foreign currency denominated assets as fair value hedges when they meet the requirements of the general accounting principles for Derivatives and Hedging. The gain or loss on the hedged item attributable to a change in foreign currency and the offsetting gain or loss on the related foreign currency swaps as of September 30, 2017 and 2016, were (dollars in thousands):

Type of Fair Value Hedge	Hedged Item	Gains (Losses) Recognized for Derivatives	Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Investment Related Gains (Losses), net
For the three months ended September 30, 2017:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$2,100	$(2,100)	$—
For the three months ended September 30, 2016:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$3,205	$(3,205)	$—
For the nine months ended September 30, 2017:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$9,541	$(9,541)	$—
For the nine months ended September 30, 2016:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$5,317	$(5,317)	$—
A regression analysis was used, both at inception of the hedge and on an ongoing basis, to determine whether each derivative used in a hedged transaction is highly effective in offsetting changes in the hedged item. For the foreign currency swaps, the change in fair value related to changes in the benchmark interest rate and credit spreads are excluded from the hedge effectiveness. For the three and nine months ended September 30, 2017, $0.2 million and $0.8 million, respectively, of the change in the estimated fair value of derivatives, was excluded from hedge effectiveness. For the three and nine months ended September 30, 2016, $1.6 million and $(5.4) million, respectively, of the change in the estimated fair value of derivatives, was excluded from hedge effectiveness.

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
The following table presents the components of AOCI, before income tax, and the condensed consolidated income statement classification where the gain or loss is recognized related to cash flow hedges for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Three months ended September 30,
	2017	2016
Balance beginning of period	$7,690	$(41,192)
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	(6,889)	932
Amounts reclassified to investment related (gains) losses, net	(183)	(116)
Amounts reclassified to investment income	(271)	(221)
Balance end of period	$347	$(40,597)

	Nine months ended September 30,
	2017	2016
Balance beginning of period	$(2,496)	$(29,397)
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	3,689	(10,866)
Amounts reclassified to investment related (gains) losses, net	(142)	53
Amounts reclassified to investment income	(704)	(387)
Balance end of period	$347	$(40,597)
As of September 30, 2017, the before-tax deferred net gains (losses) on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are approximately $(0.4) million. This expectation is based on the anticipated interest payments on hedged investments in fixed maturity securities that will occur over the next twelve months, at which time the Company will recognize the deferred net gains (losses) as an adjustment to investment income over the term of the investment cash flows.

The following table presents the effective portion of derivatives in cash flow hedging relationships on the condensed consolidated statements of income and the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Effective Portion
Derivative Type	Gain (Loss) Deferred in OCI	Gain (Loss) Reclassified into Income from OCI
		Investment Related Gains (Losses)	Investment Income
For the three months ended September 30, 2017:
Interest rate	$(8,421)	$—	$—
Currency/Interest rate	1,544	—	230
Forward bond purchase commitments	(12)	183	41
Total	$(6,889)	$183	$271
For the three months ended September 30, 2016:
Interest rate	$(3,282)	$—	$—
Currency/Interest rate	4,214	—	200
Forward bond purchase commitments	—	116	21
Total	$932	$116	$221

For the nine months ended September 30, 2017:
Interest rate	$(6,205)	$—	$—
Currency/Interest rate	9,894	—	560
Forward bond purchase commitments	—	142	144
Total	$3,689	$142	$704
For the nine months ended September 30, 2016:
Interest rate	$(15,617)	$—	$—
Currency/Interest rate	4,751	—	454
Forward bond purchase commitments	—	(53)	(67)
Total	$(10,866)	$(53)	$387
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. For the three and nine months ended September 30, 2017 and 2016, the ineffective portion of derivatives reported as cash flow hedges was not material to the Company’s results of operations. Also, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.
Hedges of Net Investments in Foreign Operations
The Company uses foreign currency swaps and foreign currency forwards to hedge a portion of its net investment in certain foreign operations against adverse movements in exchange rates. The following table illustrates the Company’s net investments in foreign operations (“NIFO”) hedges for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Derivative Gains (Losses) Deferred in AOCI
	For the three months ended September 30,		For the nine months ended September 30,
Type of NIFO Hedge (1) (2)	2017	2016	2017	2016
Foreign currency swaps	$(35,198)	$8,341	$(60,723)	$(23,151)
Foreign currency forwards	4,627	—	8,785	—
Total	$(30,571)	$8,341	$(51,938)	$(23,151)

(1)
There were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from accumulated other comprehensive income (loss) into investment income during the periods presented.

(2)	There was no ineffectiveness recognized for the Company’s hedges of net investments in foreign operations.

The cumulative foreign currency translation gain recorded in AOCI related to these hedges was $109.7 million and $161.6 million at September 30, 2017 and December 31, 2016, respectively. If a hedged foreign operation was sold or substantially liquidated, the amounts in AOCI would be reclassified to the condensed consolidated statements of income. A pro rata portion would be reclassified upon partial sale of a hedged foreign operation.

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
A summary of the effect of non-hedging derivatives, including embedded derivatives, on the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2017 and 2016 is as follows (dollars in thousands):

		Gain (Loss) for the three months ended September 30,
Type of Non-hedging Derivative	Income Statement Location of Gain (Loss)	2017	2016
Interest rate swaps	Investment related gains (losses), net	$641	$4,122
Financial futures	Investment related gains (losses), net	(8,890)	(11,677)
Foreign currency forwards	Investment related gains (losses), net	24	507
CPI swaps	Investment related gains (losses), net	220	76
Credit default swaps	Investment related gains (losses), net	4,137	6,672
Equity options	Investment related gains (losses), net	(8,295)	(13,648)
Longevity swaps	Other revenues	3,334	8,921
Mortality swaps	Other revenues	(132)	(400)
Subtotal		(8,961)	(5,427)
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	Investment related gains (losses), net	23,044	49,078
Indexed annuity products	Interest credited	(13,133)	(20,104)
Variable annuity products	Investment related gains (losses), net	(6,205)	7,988
Total non-hedging derivatives		$(5,255)	$31,535

		Gain (Loss) for the nine months ended September 30,
Type of Non-hedging Derivative	Income Statement Location of Gain (Loss)	2017	2016
Interest rate swaps	Investment related gains (losses), net	$12,318	$108,149
Financial futures	Investment related gains (losses), net	(28,107)	(30,285)
Foreign currency forwards	Investment related gains (losses), net	577	6,584
CPI swaps	Investment related gains (losses), net	211	(624)
Credit default swaps	Investment related gains (losses), net	15,374	13,536
Equity options	Investment related gains (losses), net	(34,757)	(19,576)
Longevity swaps	Other revenues	7,180	11,402
Mortality swaps	Other revenues	(921)	222
Subtotal		(28,125)	89,408
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	Investment related gains (losses), net	106,854	33,795
Indexed annuity products	Interest credited	(35,490)	(20,730)
Variable annuity products	Investment related gains (losses), net	16,518	(83,089)
Total non-hedging derivatives		$59,757	$19,384

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
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of credit default swaps sold by the Company at September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017			December 31, 2016
Rating Agency Designation of Referenced Credit Obligations(1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)
AAA/AA+/AA/AA-/A+/A/A-
Single name credit default swaps	$2,975	$155,500	3.2	$1,726	$150,500	3.8
Subtotal	2,975	155,500	3.2	1,726	150,500	3.8
BBB+/BBB/BBB-
Single name credit default swaps	4,209	368,200	3.2	1,426	347,200	3.7
Credit default swaps referencing indices	56	416,000	4.2	6,295	416,000	5.0
Subtotal	4,265	784,200	3.7	7,721	763,200	4.4
BB+/BB/BB-
Single name credit default swaps	21	5,000	1.7	(477)	9,000	3.5
Subtotal	21	5,000	1.7	(477)	9,000	3.5
Total	$7,261	$944,700	3.6	$8,970	$922,700	4.3

(1)	The rating agency designations are based on ratings from Standard and Poor’s (“S&P”).

(2)	Assumes the value of the referenced credit obligations is zero.

(3)	The weighted average years to maturity of the credit default swaps is calculated based on weighted average notional amounts.
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
Synthetic Guaranteed Investment Contracts
The Company sells fee-based synthetic guaranteed investment contracts to retirement plans which include investment-only, stable value contracts. The assets are owned by the trustees of such plans, who invest the assets under the terms of investment guidelines to which the Company agrees. The contracts contain a guarantee of a minimum rate of return on participant balances supported by the underlying assets, and a guarantee of liquidity to meet certain participant-initiated plan cash flow requirements. These contracts are reported as derivatives and recorded at fair value.
Embedded Derivatives
The Company has certain embedded derivatives which are required to be separated from their host contracts and reported as derivatives. Host contracts include reinsurance treaties structured on a modified coinsurance (“modco”) or funds withheld basis. Additionally, the Company reinsures equity-indexed annuity and variable annuity contracts with benefits that are considered embedded derivatives, including guaranteed minimum withdrawal benefits, guaranteed minimum accumulation benefits, and guaranteed minimum income benefits. The changes in fair values of embedded derivatives on equity-indexed annuities described below relate to changes in the fair value associated with capital market and other related assumptions. The Company’s utilization of a credit valuation adjustment (“CVA”) did not have a material effect on the change in fair value of its embedded derivatives for the three and nine months ended September 30, 2017 and 2016.
The related gains (losses) and the effect on net income after amortization of deferred acquisition costs (“DAC”) and income taxes for the three and nine months ended September 30, 2017 and 2016 are reflected in the following table (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Embedded derivatives in modco or funds withheld arrangements included in investment related gains	$23,044	$49,078	$106,854	$33,795
After the associated amortization of DAC and taxes, the related amounts included in net income	7,515	9,653	36,300	1,683
Embedded derivatives in variable annuity contracts included in investment related gains	(6,205)	7,988	16,518	(83,089)
After the associated amortization of DAC and taxes, the related amounts included in net income	(1,074)	2,595	30,785	(63,415)
Amounts related to embedded derivatives in equity-indexed annuities included in benefits and expenses	(13,133)	(20,104)	(35,490)	(20,730)
After the associated amortization of DAC and taxes, the related amounts included in net income	(9,737)	(13,397)	(38,059)	(9,979)
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

The Company’s credit exposure related to derivative contracts is generally limited to the fair value at the reporting date plus or minus any collateral posted or held by the Company. The Company’s credit exposure to mortality swaps is minimal, as they are fully collateralized by a counterparty. Information regarding the Company’s credit exposure related to its over-the-counter derivative contracts, centrally cleared derivative contracts and margin account for exchange-traded futures, excluding mortality swaps, at September 30, 2017 and December 31, 2016 are reflected in the following table (dollars in thousands):

	September 30, 2017	December 31, 2016
Estimated fair value of derivatives in net asset position	$151,009	$236,985
Cash provided as collateral(1)	30,771	1,441
Securities pledged to counterparties as collateral(2)	58,360	95,863
Cash pledged from counterparties as collateral(3)	(174,120)	(254,498)
Securities pledged from counterparties as collateral(4)	(17,782)	(16,913)
Initial margin for cleared derivatives(2)	(58,360)	(73,571)
Net amount after application of master netting agreements and collateral	$(10,122)	$(10,693)
Margin account related to exchange-traded futures(5)	$7,832	$9,687

(1)	Consists of receivable from counterparty, included in other assets.

(2)	Included in available-for-sale securities, primarily consists of U.S. Treasury and government agency securities.

(3)	Included in cash and cash equivalents, with obligation to return cash collateral recorded in other liabilities.

(4)	Consists of U.S. Treasury and government securities.

(5)	Included in other assets.

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

Assets and Liabilities by Hierarchy Level
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 are summarized below (dollars in thousands):

September 30, 2017:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
Corporate securities	$22,535,830	$615,433	$20,648,377	$1,272,020
Canadian and Canadian provincial governments	3,991,185	—	3,465,820	525,365
Residential mortgage-backed securities	1,679,305	—	1,561,310	117,995
Asset-backed securities	1,694,568	—	1,549,371	145,197
Commercial mortgage-backed securities	1,313,322	—	1,311,375	1,947
U.S. government and agencies	1,603,669	1,480,357	100,061	23,251
State and political subdivisions	661,031	—	619,519	41,512
Other foreign government supranational and foreign government-sponsored enterprises	2,902,832	319,147	2,578,057	5,628
Total fixed maturity securities – available-for-sale	36,381,742	2,414,937	31,833,890	2,132,915
Funds withheld at interest – embedded derivatives	84,325	—	—	84,325
Cash equivalents	332,186	332,186	—	—
Short-term investments	56,454	—	53,095	3,359
Other invested assets:
Non-redeemable preferred stock	38,901	38,901	—	—
Other equity securities	74,030	74,030	—	—
Derivatives:
Interest rate swaps	46,258	—	46,258	—
Foreign currency forwards	1,418	—	1,418	—
CPI swaps	230	—	230	—
Credit default swaps	6,903	—	6,903	—
Equity options	9,700	—	9,700	—
Foreign currency swaps	68,896	—	68,896	—
FVO contractholder-directed unit-linked investments	210,660	209,136	1,524	—
Total other invested assets	456,996	322,067	134,929	—
Other assets - longevity swaps	37,827	—	—	37,827
Total	$37,349,530	$3,069,190	$32,021,914	$2,258,426
Liabilities:
Interest sensitive contract liabilities – embedded derivatives	$989,940	$—	$—	$989,940
Other liabilities:
Derivatives:
Interest rate swaps	8,953	—	8,953	—
Foreign currency forwards	10,287	—	10,287	—
CPI swaps	61	—	61	—
Credit default swaps	(512)	—	(512)	—
Equity options	(10,306)	—	(10,306)	—
Foreign currency swaps	11,740	—	11,740	—
Mortality swaps	1,683	—	—	1,683
Total	$1,011,846	$—	$20,223	$991,623

December 31, 2016:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
Corporate securities	$19,619,084	$310,995	$18,035,836	$1,272,253
Canadian and Canadian provincial governments	3,644,046	—	3,168,081	475,965
Residential mortgage-backed securities	1,278,576	—	1,118,285	160,291
Asset-backed securities	1,429,344	—	1,210,064	219,280
Commercial mortgage-backed securities	1,363,654	—	1,342,509	21,145
U.S. government and agencies	1,468,302	1,345,755	98,059	24,488
State and political subdivisions	591,796	—	550,130	41,666
Other foreign government, supranational and foreign government-sponsored enterprises	2,698,823	276,729	2,409,225	12,869
Total fixed maturity securities – available-for-sale	32,093,625	1,933,479	27,932,189	2,227,957
Funds withheld at interest – embedded derivatives	(22,529)	—	—	(22,529)
Cash equivalents	338,601	338,601	—	—
Short-term investments	44,241	8,276	32,619	3,346
Other invested assets:
Non-redeemable preferred stock	51,123	38,317	12,806	—
Other equity securities	224,238	224,238	—	—
Derivatives:
Interest rate swaps	93,508	—	93,508	—
Credit default swaps	9,136	—	9,136	—
Equity options	26,070	—	26,070	—
Foreign currency swaps	100,394	—	100,394	—
FVO contractholder-directed unit-linked investments	190,120	188,891	1,229	—
Other	11,036	11,036	—	—
Total other invested assets	705,625	462,482	243,143	—
Other assets - longevity swaps	26,958	—	—	26,958
Total	$33,186,521	$2,742,838	$28,207,951	$2,235,732
Liabilities:
Interest sensitive contract liabilities – embedded derivatives	$990,308	$—	$—	$990,308
Other liabilities:
Derivatives:
Interest rate swaps	24,374	—	24,374	—
Foreign currency forwards	5,070	—	5,070	—
CPI swaps	262	—	262	—
Credit default swaps	(5)	—	(5)	—
Equity options	(7,389)	—	(7,389)	—
Foreign currency swaps	(3,231)	—	(3,231)	—
Mortality swaps	2,462	—	—	2,462
Total	$1,011,851	$—	$19,081	$992,770
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
Level 3 Measurements and Transfers
As of September 30, 2017 and December 31, 2016, the Company classified approximately 5.9% and 6.9%, respectively, of its fixed maturity securities in the Level 3 category. These securities primarily consist of private placement corporate securities and bank loans as well as Canadian provincial strips with inactive trading markets. Additionally, the Company has included asset-backed securities with subprime exposure and mortgage-backed securities with below investment grade ratings in the Level 3 category due to market uncertainty associated with these securities and the Company’s utilization of unobservable information from third parties for the valuation of these securities.

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
The following table presents quantitative information about significant unobservable inputs used in Level 3 fair value measurements that are developed internally by the Company as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	Estimated Fair Value		Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	September 30, 2017	December 31, 2016			September 30, 2017	December 31, 2016
Assets:
Corporate securities	$150,170	$167,815	Market comparable securities	Liquidity premium	0-2% (1%)	0-2% (1%)
U.S. government and agencies	23,251	24,488	Market comparable securities	Liquidity premium	0-1% (1%)	0-1% (1%)
State and political subdivisions	4,544	4,670	Market comparable securities	Liquidity premium	1%	1%
Funds withheld at interest- embedded derivatives	84,325	(22,529)	Total return swap	Mortality	0-100% (3%)	0-100% (2%)
				Lapse	0-35% (10%)	0-35% (8%)
				Withdrawal	0-5% (4%)	0-5% (3%)
				CVA	0-5% (1%)	0-5% (1%)
				Crediting rate	2-4% (3%)	2-4% (2%)
Longevity swaps	37,827	26,958	Discounted cash flow	Mortality	0-100% (2%)	0-100% (2%)
				Mortality improvement	(10%)-10% (3%)	(10%)-10% (3%)
Liabilities:
Interest sensitive contract liabilities- embedded derivatives- indexed annuities	821,821	805,672	Discounted cash flow	Mortality	0-100% (3%)	0-100% (2%)
				Lapse	0-35% (10%)	0-35% (8%)
				Withdrawal	0-5% (4%)	0-5% (3%)
				Option budget projection	2-4% (3%)	2-4% (2%)

Interest sensitive contract liabilities- embedded derivatives- variable annuities	168,119	184,636	Discounted cash flow	Mortality	0-100% (1%)	0-100% (2%)
				Lapse	0-25% (5%)	0-25% (6%)
				Withdrawal	0-7% (3%)	0-7% (3%)
				CVA	0-5% (1%)	0-5% (1%)
				Long-term volatility	0-27% (9%)	0-27% (14%)
Mortality swaps	1,683	2,462	Discounted cash flow	Mortality	0-100% (1%)	0-100% (1%)
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

Transfers from Level 1 to Level 2 are due to the lack of observable market data when pricing these securities, while transfers from Level 2 to Level 1 are due to an increase in the availability of market observable data in an active market. There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2016. The following tables present the transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2017 (dollars in thousands):

	2017
	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1
Three months ended September 30:
Fixed maturity securities - available-for-sale:
Corporate securities	$—	$—

Nine months ended September 30:
Fixed maturity securities - available-for-sale:
Corporate securities	$—	$88,674
The tables below provide a summary of the changes in fair value of Level 3 assets and liabilities for the three and nine months ended September 30, 2017, as well as the portion of gains or losses included in income for the three and nine months ended September 30, 2017 attributable to unrealized gains or losses related to those assets and liabilities still held at September 30, 2017 (dollars in thousands):

For the three months ended September 30, 2017:	Fixed maturity securities - available-for-sale
	Corporate securities	Canadian and Canadian provincial governments	Residential mortgage- backed securities	Asset-backed securities
Fair value, beginning of period	$1,291,054	$533,270	$148,685	$201,589
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(383)	3,460	(30)	160
Investment related gains (losses), net	396	—	44	—
Included in other comprehensive income	(2,700)	(11,365)	104	(101)
Purchases(1)	107,670	—	26,765	—
Sales(1)	(26,337)	—	(3,553)	—
Settlements(1)	(88,551)	—	(3,645)	(15,243)
Transfers into Level 3	3,844	—	15	36,994
Transfers out of Level 3	(12,973)	—	(50,390)	(78,202)
Fair value, end of period	$1,272,020	$525,365	$117,995	$145,197
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(394)	$3,460	$(27)	$156

For the three months ended September 30, 2017 (continued):	Fixed maturity securities available-for-sale
	Commercial mortgage- backed securities	U.S. government and agencies	State and political subdivisions	Other foreign government, supranational and foreign government-sponsored enterprises
Fair value, beginning of period	$1,943	$23,567	$34,434	$11,994
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	—	(116)	26	(1)
Included in other comprehensive income	5	6	(208)	(7)
Purchases(1)	—	134	—	495
Settlements(1)	(1)	(340)	(35)	—
Transfers into Level 3	—	—	7,295	—
Transfers out of Level 3	—	—	—	(6,853)
Fair value, end of period	$1,947	$23,251	$41,512	$5,628
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$—	$(116)	$26	$(1)

For the three months ended September 30, 2017 (continued):	Short-term Investments	Funds withheld at interest- embedded derivatives	Other assets - longevity swaps	Interest sensitive contract liabilities embedded derivatives	Other liabilities - mortality swaps
Fair value, beginning of period	$3,548	$61,281	$33,349	$(974,631)	$(1,552)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment related gains (losses), net	—	23,044	—	(10,047)	—
Interest credited	—	—	—	(8,335)	—
Included in other comprehensive income	(3)	—	1,144	—	1
Other revenues	—	—	3,334	—	(132)
Purchases(1)	3,164	—	—	(18,736)	—
Settlements(1)	(114)	—	—	21,809	—
Transfers out of Level 3	(3,236)	—		—	—
Fair value, end of period	$3,359	$84,325	$37,827	$(989,940)	$(1,683)
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment related gains (losses), net	—	23,044	—	(11,900)	—
Other revenues	—	—	3,334	—	(132)
Interest credited	—	—	—	(30,145)	—

For the nine months ended September 30, 2017:	Fixed maturity securities - available-for-sale
	Corporate securities	Canadian and Canadian provincial governments	Residential mortgage- backed securities	Asset-backed securities
Fair value, beginning of period	$1,272,253	$475,965	$160,291	$219,280
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(1,202)	9,731	(304)	1,689
Investment related gains (losses), net	7,592	—	524	—
Interest credited
Included in other comprehensive income	(2,300)	39,669	2,716	6,802
Purchases(1)	257,671	—	72,582	45,215
Sales(1)	(49,511)	—	(18,624)	—
Settlements(1)	(234,552)	—	(15,084)	(60,966)
Transfers into Level 3	35,042	—	5,515	75,752
Transfers out of Level 3	(12,973)	—	(89,621)	(142,575)
Fair value, end of period	$1,272,020	$525,365	$117,995	$145,197
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(1,213)	$9,731	$(155)	$556
Investment related gains (losses), net	(2,788)	—	(346)	—

For the nine months ended September 30, 2017 (continued):	Fixed maturity securities available-for-sale
	Commercial mortgage- backed securities	U.S. government and agencies	State and political subdivisions	Other foreign government, supranational and foreign government-sponsored enterprises
Fair value, beginning of period	$21,145	$24,488	$41,666	$12,869
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	709	(348)	(68)	(1)
Investment related gains (losses), net	(595)	—	—	—
Included in other comprehensive income	(57)	269	(228)	(210)
Other revenues	—	—	—	—
Purchases(1)	—	370	—	495
Sales(1)	(3,720)	—	—	—
Settlements(1)	(5,403)	(1,528)	(309)	(672)
Transfers into Level 3	—	—	7,295	—
Transfers out of Level 3	(10,132)	—	(6,844)	(6,853)
Fair value, end of period	$1,947	$23,251	$41,512	$5,628
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$—	$(348)	$(68)	$(1)

For the nine months ended September 30, 2017 (continued):	Short-term Investments	Funds withheld at interest- embedded derivatives	Other assets - longevity swaps	Interest sensitive contract liabilities embedded derivatives	Other liabilities - mortality swaps
Fair value, beginning of period	$3,346	$(22,529)	$26,958	$(990,308)	$(2,462)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment related gains (losses), net	—	106,854	—	9,005	—
Interest credited	—	—	—	(20,408)	—
Included in other comprehensive income	1	—	3,689	—	1
Other revenues	—	—	7,180	—	(922)
Purchases(1)	3,520	—	—	(51,276)	—
Settlements(1)	(272)	—	—	63,047	1,700
Transfers out of Level 3	(3,236)	—	—	—	—
Fair value, end of period	$3,359	$84,325	$37,827	$(989,940)	$(1,683)
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment related gains (losses), net	—	106,854	—	2,934	—
Other revenues	—	—	7,180	—	(922)
Interest credited	—	—	—	(83,456)	—

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
Included in earnings, net:
Investment income, net of related expenses	$(489)	$3,085	$(40)	$173	$304	$(122)

For the three months ended September 30, 2016 (continued):	Fixed maturity securities available-for-sale
	State and political subdivisions	Other foreign government, supranational and foreign government-sponsored enterprises	Funds withheld at interest- embedded derivatives	Other assets - longevity swaps	Interest sensitive contract liabilities embedded derivatives	Other liabilities - mortality swaps
Fair value, beginning of period	$35,246	$13,706	$(91,981)	$17,781	$(1,125,380)	$(1,997)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	10	—	—	—	—	—
Investment related gains (losses), net	—	—	49,078	—	7,988	—
Interest credited	—	—	—	—	(20,104)	—
Included in other comprehensive income	553	48	—	327	—	—
Other revenues	—	—	—	8,921	—	(400)
Purchases(1)	1,986	—	—	—	(11,853)	—
Sales(1)	—	—	—	—	—	—
Settlements(1)	(32)	(328)	—	—	19,225	329
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Fair value, end of period	$37,763	$13,426	$(42,903)	$27,029	$(1,130,124)	$(2,068)
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

	Carrying Value After Measurement		Net Investment Gains (Losses)
	At September 30,		Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2017	2016	2017	2016	2017	2016
Mortgage loans(1)	$—	$6,913	$—	$747	$—	$45
Limited partnership interests(2)	4,656	4,460	(896)	—	(7,204)	(2,039)
Private equities(3)	106	—	(531)	—	(531)	—

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

(3)	The fair value of the Company’s private equity investments is based on external valuation models.

Fair Value of Financial Instruments
The Company is required by general accounting principles for Fair Value Measurements and Disclosures to disclose the fair value of certain financial instruments including those that are not carried at fair value. The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments, which were not measured at fair value on a recurring basis, as of September 30, 2017 and December 31, 2016 (dollars in thousands). This table excludes any payables or receivables for collateral under repurchase agreements and other transactions. The estimated fair value of the excluded amount approximates carrying value as they equal the amount of cash collateral received/paid.

September 30, 2017:	Carrying Value	Estimated Fair Value	Fair Value Measurement Using:
			Level 1	Level 2	Level 3	NAV
Assets:
Mortgage loans on real estate	$4,322,329	$4,494,964	$—	$—	$4,494,964	$—
Policy loans	1,340,146	1,340,146	—	1,340,146	—	—
Funds withheld at interest(1)	5,931,416	6,309,369	—	—	6,309,369	—
Cash and cash equivalents(2)	872,404	872,404	872,404	—	—	—
Short-term investments(2)	24,128	24,128	24,128	—	—	—
Other invested assets(2)	601,905	627,650	28,267	68,342	230,355	300,686
Accrued investment income	420,111	420,111	—	420,111	—	—
Liabilities:
Interest-sensitive contract liabilities(1)	$12,616,104	$12,960,161	$—	$—	$12,960,161	$—
Long-term debt	2,778,480	2,997,791	—	—	2,997,791	—
Collateral finance and securitization notes	796,825	708,342	—	—	708,342	—

December 31, 2016:	Carrying Value	Estimated Fair Value	Fair Value Measurement Using:
			Level 1	Level 2	Level 3	NAV
Assets:
Mortgage loans on real estate	$3,775,522	$3,786,987	$—	$—	$3,786,987	$—
Policy loans	1,427,602	1,427,602	—	1,427,602	—	—
Funds withheld at interest(1)	5,893,381	6,193,166	—	—	6,193,166	—
Cash and cash equivalents(2)	862,117	862,117	862,117	—	—	—
Short-term investments(2)	32,469	32,469	32,469	—	—	—
Other invested assets(2)	477,132	510,640	26,294	55,669	131,904	296,773
Accrued investment income	347,173	347,173	—	347,173	—	—
Liabilities:
Interest-sensitive contract liabilities(1)	$10,225,099	$10,234,544	$—	$—	$10,234,544	$—
Long-term debt	3,088,635	3,186,173	—	—	3,186,173	—
Collateral finance and securitization notes	840,700	745,805	—	—	745,805	—

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

	Three months ended September 30,		Nine months ended September 30,
Revenues:	2017	2016	2017	2016
U.S. and Latin America:
Traditional	$1,521,383	$1,444,917	$4,532,584	$4,339,737
Financial Solutions	264,170	276,135	834,992	620,117
Total	1,785,553	1,721,052	5,367,576	4,959,854
Canada:
Traditional	281,095	280,959	814,643	827,871
Financial Solutions	12,430	12,359	36,240	34,897
Total	293,525	293,318	850,883	862,768
Europe, Middle East and Africa:
Traditional	360,972	289,070	1,024,978	880,346
Financial Solutions	77,041	99,752	230,435	248,485
Total	438,013	388,822	1,255,413	1,128,831
Asia Pacific:
Traditional	561,660	427,647	1,628,419	1,299,417
Financial Solutions	16,932	19,037	55,368	56,153
Total	578,592	446,684	1,683,787	1,355,570
Corporate and Other	49,627	50,701	125,667	145,190
Total	$3,145,310	$2,900,577	$9,283,326	$8,452,213

	Three months ended September 30,		Nine months ended September 30,
Income (loss) before income taxes:	2017	2016	2017	2016
U.S. and Latin America:
Traditional	$160,512	$77,081	$281,066	$239,609
Financial Solutions	89,118	102,714	299,689	196,672
Total	249,630	179,795	580,755	436,281
Canada:
Traditional	28,789	34,275	80,953	97,679
Financial Solutions	4,472	1,160	12,489	3,880
Total	33,261	35,435	93,442	101,559
Europe, Middle East and Africa:
Traditional	15,421	8,515	40,751	14,233
Financial Solutions	30,953	43,786	91,776	96,679
Total	46,374	52,301	132,527	110,912
Asia Pacific:
Traditional	26,564	19,822	121,574	95,464
Financial Solutions	(229)	7,549	11,020	16,029
Total	26,335	27,371	132,594	111,493
Corporate and Other	(15,438)	(7,302)	(51,997)	(11,842)
Total	$340,162	$287,600	$887,321	$748,403

Assets:	September 30, 2017	December 31, 2016
U.S. and Latin America:
Traditional	$18,707,824	$18,140,825
Financial Solutions	16,101,746	13,712,106
Total	34,809,570	31,852,931
Canada:
Traditional	4,177,125	3,846,682
Financial Solutions	88,609	85,405
Total	4,265,734	3,932,087
Europe, Middle East and Africa:
Traditional	2,978,701	2,559,124
Financial Solutions	4,094,518	3,876,131
Total	7,073,219	6,435,255
Asia Pacific:
Traditional	4,750,652	3,968,081
Financial Solutions	1,187,514	676,281
Total	5,938,166	4,644,362
Corporate and Other	6,607,342	6,233,244
Total	$58,694,031	$53,097,879

8.    Commitments, Contingencies and Guarantees
Commitments
Funding of Investments
The Company’s commitments to fund investments as of September 30, 2017 and December 31, 2016 are presented in the following table (dollars in thousands):

	September 30, 2017	December 31, 2016
Limited partnership interests and real estate joint ventures	$349,157	$332,169
Commercial mortgage loans	75,492	126,248
Bank loans and private placements	51,479	58,318
Equity release mortgages	156,777	130,324
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
Guarantees
Statutory Reserve Support
RGA, through wholly-owned subsidiaries, has committed to provide statutory reserve support to third parties, in exchange for a fee, by funding loans if certain defined events occur. Such statutory reserves are required under the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX for term life insurance policies and Regulation A-XXX for universal life secondary guarantees). The third parties have recourse to RGA should the subsidiary fail to provide the required funding, however, as of September 30, 2017, the Company does not believe that it will be required to provide any funding under these commitments as the occurrence of the defined events is considered remote. The following table presents the maximum potential obligation for these commitments as of September 30, 2017 (dollars in millions):

Commitment Period:	Maximum Potential Obligation
2023	$500.0
2033	450.0
2034	2,000.0
2035	1,314.2
2036	2,932.0
2037	5,750.0
Other Guarantees
RGA has issued guarantees to third parties on behalf of its subsidiaries for the payment of amounts due under certain securities borrowing and repurchase arrangements, financing arrangements and office lease obligations, whereby, if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. Additionally, in limited circumstances, treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA’s subsidiary is relatively new, unrated, or not of a significant size, relative to the ceding company. Liabilities supported by the treaty guarantees, before consideration for any legally offsetting amounts due from the guaranteed party are reflected on the Company’s condensed consolidated balance sheets in future policy benefits. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to securities borrowing and repurchase arrangements provide additional security to third parties should a subsidiary fail to provide securities when due. RGA’s guarantees issued as of September 30, 2017 and December 31, 2016 are reflected in the following table (dollars in thousands):

	September 30, 2017	December 31, 2016
Treaty guarantees	$936,032	$902,216
Treaty guarantees, net of assets in trust	810,870	780,786
Securities borrowing and repurchase arrangements	295,285	263,820
Financing arrangements	100,602	119,073
Lease obligations	1,895	2,428

9.	Income Tax
Provision for income tax expense differed from the amounts computed by applying the U.S. federal income tax statutory rate of 35.0% to pre-tax income as a result of the following for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Tax provision at U.S. statutory rate	$119,057	$100,660	$310,562	$261,941
Increase (decrease) in income taxes resulting from:
Foreign tax rate differing from U.S. tax rate	(3,635)	(2,335)	(14,049)	(14,617)
Differences in tax bases in foreign jurisdictions	2,126	(7,078)	(14,633)	(21,567)
Deferred tax valuation allowance	(2,501)	4,411	11,627	13,698
Amounts related to tax audit contingencies	299	(3,979)	(873)	(175)
Corporate rate changes	(1,139)	—	(2,332)	—
Subpart F	64	1,779	1,390	3,212
Foreign tax credits	1,230	(1,934)	(834)	(2,655)
Equity compensation excess benefit	(2,762)	—	(7,226)	—
Return to provision adjustments	452	(1,996)	133	(2,227)
Other, net	(620)	(647)	(1,737)	(501)
Total provision for income taxes	$112,571	$88,881	$282,028	$237,109
Effective tax rate	33.1%	30.9%	31.8%	31.7%

The effective tax rate for the third quarter of 2017 was lower than the U.S. Statutory rate of 35.0% primarily as a result of income generated in non-U.S. jurisdictions with lower tax rates than the U.S. The first nine months of 2017 also includes a reduction related to differences in tax bases in foreign jurisdictions and a tax benefit from the filing of amended returns, which was partially offset with a valuation allowance established related to amended return filings. The third quarter of 2016 effective tax rate was lower than the U.S. Statutory rate of 35.0% primarily as a result of effectively settling an uncertain tax position during the quarter and adjustments related to the filing of the US Federal Income tax return. The first nine months of 2016 effective tax rate was lower than the U.S. Statutory rate of 35.0% primarily as a result of tax benefits from income in non-U.S. jurisdictions with lower tax rates than the U.S.
10.    Employee Benefit Plans
The components of net periodic benefit costs, included in other operating expenses on the condensed consolidated statements of income, for the three and nine months ended September 30, 2017 and 2016 were as follows (dollars in thousands):

	Pension Benefits		Other Benefits
	Three months ended September 30,		Three months ended September 30,
	2017	2016	2017	2016
Service cost	$2,699	$2,479	$465	$131
Interest cost	1,314	1,168	459	408
Expected return on plan assets	(1,554)	(1,285)	—	—
Amortization of prior service cost	85	76	(675)	(467)
Amortization of prior actuarial loss	1,081	1,040	580	137
Settlements	256	—	—	—
Net periodic benefit cost	$3,881	$3,478	$829	$209

	Pension Benefits		Other Benefits
	Nine months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Service cost	$8,098	$7,437	$1,907	$2,162
Interest cost	3,943	3,503	1,589	1,694
Expected return on plan assets	(4,662)	(3,854)	—	—
Amortization of prior service cost	254	229	(986)	(467)
Amortization of prior actuarial loss	3,244	3,121	1,494	1,370
Settlements	769	—	—	—
Net periodic benefit cost	$11,646	$10,436	$4,004	$4,759
The Company has made $5.0 million in pension contributions during the first nine months of 2017 and expects to make total pension contributions between $5.0 million and $10.0 million in 2017.

11.	Reinsurance
Retrocession reinsurance treaties do not relieve the Company from its obligations to direct writing companies. Failure of retrocessionaires to honor their obligations could result in losses to the Company. Consequently, allowances would be established for amounts deemed uncollectible. At September 30, 2017 and December 31, 2016, no allowances were deemed necessary. The Company regularly evaluates the financial condition of the insurance companies from which it assumes and to which it cedes reinsurance.
Retrocessions are arranged through the Company’s retrocession pools for amounts in excess of the Company’s retention limit. As of September 30, 2017 and December 31, 2016, all rated retrocession pool participants followed by the A.M. Best Company were rated “A- (excellent)” or better. The Company verifies retrocession pool participants’ ratings on a quarterly basis. For a majority of the retrocessionaires that were not rated, security in the form of letters of credit or trust assets has been posted. In addition, the Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance. In addition to its third party retrocessionaires, various RGA reinsurance subsidiaries retrocede amounts in excess of their retention to affiliated subsidiaries.

The following table presents information for the Company’s reinsurance ceded receivable assets, including the respective amount and A.M. Best rating for each reinsurer representing in excess of five percent of the total as of September 30, 2017 and December 31, 2016 (dollars in thousands):

		September 30, 2017		December 31, 2016
Reinsurer	A.M. Best Rating	Amount	% of Total	Amount	% of Total
Reinsurer A	A+	$291,115	37.4	$240,894	35.2%
Reinsurer B	A+	203,584	26.1	183,881	26.9
Reinsurer C	A+	65,528	8.4	68,832	10.1
Reinsurer D	A++	40,860	5.2	36,202	5.3
Reinsurer E	A+	40,387	5.2	35,484	5.2
Other reinsurers		137,644	17.7	118,679	17.3
Total		$779,118	100.0%	$683,972	100.0%
Included in the total reinsurance ceded receivables balance were $268.1 million and $242.0 million of claims recoverable, of which $0.9 million and $4.0 million were in excess of 90 days past due, as of September 30, 2017 and December 31, 2016, respectively.

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
Adoption of New Accounting Standards
Stock Compensation

In March 2016, the FASB updated the general accounting principal for Stock Compensation which changed how companies account for certain aspects of share-based payment awards to employees. The updated guidance requires excess tax benefits and deficiencies from share-based payment awards be recorded in income tax expense in the income statement. Previously, excess tax benefits and deficiencies were recognized in shareholders’ equity or deferred taxes on the balance sheet depending on the tax situation of the Company. In addition, the updated guidance also changes the accounting for forfeitures and statutory tax withholding requirements, as well as the classification in the statement of cash flows. The new standard generally requires a modified retrospective transition through a cumulative-effect adjustment as of the beginning of the period of adoption, with certain provisions requiring either a prospective or retrospective transition. The Company adopted the new guidance on January 1, 2017. Upon adoption, the Company recognized excess tax benefits of approximately $17.7 million in deferred tax assets that were previously not recognized in a cumulative-effect adjustment increasing retained earnings by $17.7 million. The Company also recorded excess tax benefits of approximately $2.8 million and $7.2 million in the provision for income taxes for the three and nine months ended September 30, 2017, respectively. The number of weighted average diluted shares outstanding were also adjusted to exclude excess tax benefits from the assumed proceeds in the diluted shares calculation resulting in an immaterial increase in the number of dilutive shares outstanding. The Company also elected to continue estimating forfeitures for purposes of recognizing share-based compensation. Other aspects of the adoption of the updated guidance did not have a material impact to the Company’s financial statements.
Future Adoption of New Accounting Standards
Financial Instruments
In January 2016, the FASB amended the general accounting principle for Financial Instruments, effective for the Company January 1, 2018. The amendment revises the accounting related to (1) the classification and measurement of investments in equity securities, (2) the presentation of certain fair value changes for financial liabilities measured at fair value, (3) certain disclosure requirements associated with the fair value of financial instruments. The new guidance should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. The adoption of this amendment is not expected to have a material impact on the Company’s financial statements; however, it could result in net income volatility depending on the composition of the Company’s investment portfolio and changes in the fair value of equity securities.
In June 2016, the FASB amended the existing impairment guidance of Financial Instruments. The amendment adds to U.S. GAAP an impairment model, known as current expected credit loss (“CECL”) model that is based on expected losses rather than incurred losses. For traditional and other receivables, held-to-maturity debt securities, loans and other instruments entities will be required to use the new forward-looking “expected loss” model that generally will result in earlier recognition of allowance for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses similar to what they do today, except the losses will be recognized as allowances rather than reduction to the amortized cost of the securities. This guidance is effective for the Company January 1, 2020, with early adoption permitted. The guidance will be adopted through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). The Company is currently evaluating the impact of this amendment on its condensed consolidated financial statements.
Leases
In February 2016, the FASB issued guidance which will replace most existing lease accounting guidance. The new standard, based on the principle that entities should recognize assets and liabilities arising from leases, does not significantly change the lessees’ recognition, measurement and presentation of expenses and cash flows from the previous accounting standard. Leases are classified as finance or operating. The new standard’s primary change is the requirement for entities to recognize a lease liability for payments and a right of use asset representing the right to use the leased asset during the term of operating lease arrangements. Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of twelve months or less. Lessors’ accounting is largely unchanged from the previous accounting standard. In addition, the new standard expands the disclosure requirements of lease arrangements. Lessees and lessors will use a modified retrospective transition approach, which includes a number of practical expedients. This guidance is effective for the Company January 1, 2019, with early adoption permitted. The Company is currently evaluating the impact of this amendment on its condensed consolidated financial statements.
Income Taxes
In October 2016, the FASB amended the general accounting principal for Income Taxes, effective for the Company January 1, 2018. The amendment requires entities to recognize the tax consequences of intercompany asset transfers, except for inventory, at the transaction date. Current GAAP prohibits entities from recognizing the income tax consequences from intercompany asset transfers. The seller defers any net tax effect, and the buyer is prohibited from recognizing a deferred tax asset on the difference between the newly created tax basis of the asset in its tax jurisdiction and its financial statement carrying amount as reported in the condensed consolidated financial statements. The amendment requires entities to recognize these tax consequences in the period in which the transfer occurred. There will be an immediate effect on earnings if the tax rates in the seller’s and buyer’s tax jurisdictions are different. This amendment will be applied using a modified retrospective transition method with a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. The adoption of this amendment will not have a material impact on the Company’s condensed consolidated financial statements.
Derivative and Hedging
In August 2017, the FASB updated the general accounting principal for Derivatives and Hedging. The updated guidance improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and make certain targeted improvements to simplify the application of the hedge accounting in current GAAP related to the assessment of hedge effectiveness. The updated guidance is effective for the Company January 1, 2019, with early adoption permitted. The Company is currently evaluating the impact of this amending on its condensed consolidated financial statements.

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
Consolidated Results of Operations

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenues:	(Dollars in thousands, except per share data)
Net premiums	$2,489,797	$2,251,758	$7,335,944	$6,755,708
Investment income, net of related expenses	556,918	489,727	1,589,820	1,414,659
Investment related gains (losses), net	22,653	86,624	139,471	84,002
Other revenues	75,942	72,468	218,091	197,844
Total revenues	3,145,310	2,900,577	9,283,326	8,452,213
Benefits and Expenses:
Claims and other policy benefits	2,100,680	1,993,064	6,371,188	5,877,330
Interest credited	126,099	116,848	349,068	300,602
Policy acquisition costs and other insurance expenses	365,424	300,962	1,064,645	940,406
Other operating expenses	168,417	152,556	481,279	469,875
Interest expense	36,836	43,063	108,590	96,201
Collateral finance and securitization expense	7,692	6,484	21,235	19,396
Total benefits and expenses	2,805,148	2,612,977	8,396,005	7,703,810
Income before income taxes	340,162	287,600	887,321	748,403
Provision for income taxes	112,571	88,881	282,028	237,109
Net income	$227,591	$198,719	$605,293	$511,294
Earnings per share:
Basic earnings per share	$3.53	$3.10	$9.39	$7.95
Diluted earnings per share	$3.47	$3.07	$9.23	$7.87
Dividends declared per share	$0.50	$0.41	$1.32	$1.15

Consolidated income before income taxes increased $52.6 million, or 18.3%, and $138.9 million, or 18.6%, for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016. The increase in income for third quarter of 2017 was primarily due to improved mortality experience in the U.S. operations, increased investment income, new business growth in the Europe, Middle East and Africa (“EMEA”) and Asia Pacific operations and lower interest expense. The increase in income for the first nine months of 2017 was primarily due to improved mortality experience in the U.S., EMEA and Asia Pacific operations and increased investment income, partially offset by higher interest expense. The increases in investment income are discussed below and the changes in interest expense for the third quarter and first nine months are discussed within the Corporate and Other section. Foreign currency fluctuations resulted in an increase (decrease) in income before income taxes by $2.0 million and $(7.4) million for the third quarter and first nine months of 2017, as compared to the same periods in 2016.
The Company recognizes in consolidated income, any changes in the fair value of embedded derivatives on modco or funds withheld treaties, equity-indexed annuity treaties (“EIAs”) and variable annuity products. The combined changes in these three types of embedded derivatives, after adjustment for deferred acquisition costs and retrocession, resulted in a decrease in consolidated income before income taxes of $8.9 million in the third quarter of 2017 and an increase of $218.2 million in the first nine months of 2017, respectively, as compared to the same periods in 2016. This fluctuation does not affect current cash flows, crediting rates or spread performance on the underlying treaties. Therefore, management believes it is helpful to distinguish between the effects of changes in these embedded derivatives, net of related hedging activity and deferred acquisition costs, and the primary factors that drive profitability of the underlying treaties, namely investment income, fee income, and interest credited. The individual effect on income before income taxes for these three types of embedded derivatives is as follows:

•
The change in the value of embedded derivatives related to reinsurance treaties written on a modco or funds withheld basis are subject to the general accounting principles for derivatives and hedging related to embedded derivatives. The unrealized gains and losses associated with these embedded derivatives, after adjustment for deferred acquisition costs, resulted in a decrease in income before income taxes of $3.3 million in the third quarter of 2017 and an increase of $53.3 million in the first nine months of 2017, as compared to the same periods in 2016.

•
Changes in risk-free rates used in the fair value estimates of embedded derivatives associated with EIAs affect the amount of unrealized gains and losses the Company recognizes. The unrealized gains and losses associated with EIAs, after adjustment for deferred acquisition costs and retrocession, increased income before income taxes by $0.1 million and $20.0 million in the third quarter and first nine months of 2017, respectively, as compared to the same periods in 2016.

•
The change in the Company’s liability for variable annuities associated with guaranteed minimum living benefits affects the amount of unrealized gains and losses the Company recognizes. The unrealized gains and losses associated with guaranteed minimum living benefits, after adjustment for deferred acquisition costs, resulted in a decrease in income before income taxes of $5.7 million in the third quarter of 2017 and an increase of $144.9 million in the first nine months of 2017, as compared to the same periods in 2016. After consideration of the change in fair value of freestanding derivatives used to hedge this liability, income before income taxes decreased by $2.2 million in the third quarter of 2017 and increased by $6.9 million in the first nine months of 2017, as compared to the same periods in 2016.

Consolidated net premiums increased $238.0 million, or 10.6%, and $580.2 million, or 8.6%, for the three and nine months ended September 30, 2017, as compared to the same periods in 2016, primarily due to growth in life reinsurance in force. Foreign currency fluctuations resulted in an increase (decrease) in net premiums of $18.3 million and $(17.3) million for the third quarter and first nine months of 2017, as compared to the same periods in 2016. Consolidated assumed life insurance in force increased to $3,297.9 billion as of September 30, 2017 from $3,082.8 billion as of September 30, 2016 due to new business production and in force transactions. The Company added new business production, measured by face amount of insurance in force, of $90.7 billion and $81.3 billion during the third quarter of 2017 and 2016, respectively, and $304.8 billion and $296.4 billion during the first nine months of 2017 and 2016, respectively. Foreign currency fluctuations contributed $43.6 billion to the increase in assumed life insurance in force from September 30, 2016. Management believes industry consolidation, regulatory changes and the established practice of reinsuring mortality and morbidity risks should continue to provide opportunities for growth, albeit at rates less than historically experienced in some markets.
Consolidated investment income, net of related expenses, increased $67.2 million, or 13.7%, and $175.2 million, or 12.4%, for the three and nine months ended September 30, 2017, as compared to the same periods in 2016. Market value changes related to the Company’s funds withheld at interest investment associated with the reinsurance of certain EIAs increased (decreased) investment income by $(1.3) million and $73.3 million in the third quarter and first nine months of 2017, respectively, as compared to the same periods in 2016. The effect on investment income of the EIA's market value changes is substantially offset by a corresponding change in interest credited to policyholder account balances resulting in an insignificant effect on net income.
Also contributing to the increase in investment income is a larger average invested asset base, excluding spread related business, partially offset by a decrease in the average investment yield. Average invested assets at amortized cost, excluding spread related business, for the nine months ended September 30, 2017 totaled $25.1 billion, a 9.4% increase over September 30, 2016. The average yield earned on investments, excluding spread related business, was 4.81% and 4.43% for the third quarter of 2017 and 2016, respectively, and 4.61% and 4.53% for the first nine months ended September 30, 2017 and 2016, respectively. The average yield will vary from quarter to quarter and year to year depending on a number of variables, including the prevailing interest rate and credit spread environment, prepayment fees and make-whole premiums, changes in the mix of the underlying investments and cash balances, and the timing of dividends and distributions on certain investments. The third quarter of 2017, in particular, benefited from a higher level of bond make-whole premiums and distributions from joint ventures and limited partnerships. A continued low interest rate environment is expected to put downward pressure on this yield in future reporting periods.
Total investment related gains (losses), net changed favorably (unfavorably) by $(64.0) million and $55.5 million for the three and nine months ended September 30, 2017, as compared to the same periods in 2016. A significant portion of theses variances in the third quarter and first nine months are due to changes in the value of embedded derivatives related to reinsurance treaties written on a modco or funds withheld basis, reflecting the impact of changes in interest rates and credit spreads on the calculation of fair value. During the third quarter and first nine months of 2017, the favorable (unfavorable) changes in the value of these embedded derivatives was $(26.0) million and $73.1 million respectively, as compared to the same periods in 2016. Impairments on fixed maturity securities decreased by $13.7 million in the first nine months of 2017, as compared to the same period in 2016. See Note 4 - “Investments” and Note 5 - “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for additional information on the impairment losses and derivatives.
The effective tax rate on a consolidated basis was 33.1% and 30.9% for the third quarter 2017 and 2016, respectively, and 31.8% and 31.7% for the first nine months of 2017 and 2016, respectively. The effective tax rate for the third quarter of 2017 was lower than the U.S. Statutory rate of 35% primarily as a result of income generated in non-U.S. jurisdictions with lower tax rates than the U.S. The first nine months of 2017 also includes a reduction related to differences in tax bases in foreign jurisdictions and a tax benefit from the filing of amended returns, which was partially offset with a valuation allowance established related to amended return filings. The effective tax rate for the third quarter of 2016 was lower than the U.S. Statutory rate of 35.0% primarily as a result of effectively settling an uncertain tax position during the quarter and adjustments related to the filing of the US Federal Income tax return. The first nine months of 2016 effective tax rate was lower than the U.S. Statutory rate of 35.0% primarily as a result of tax benefits from income in non-U.S. jurisdictions with lower tax rates than the U.S.

Critical Accounting Policies
The preparation of financial statements in conformity with GAAP requires the application of accounting policies that often involve a significant degree of judgment. Management, on an ongoing basis, reviews estimates and assumptions used in the preparation of financial statements. If management determines that modifications in assumptions and estimates are appropriate given current facts and circumstances, results of operations and financial position as reported in the condensed consolidated financial statements could change significantly.
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

For the three months ended September 30, 2017:		Financial Solutions
(dollars in thousands)		Asset-Intensive	Financial Reinsurance	Total U.S. and Latin America
	Traditional
Revenues:
Net premiums	$1,327,181	$6,423	$—	$1,333,604
Investment income, net of related expenses	191,904	188,176	2,984	383,064
Investment related gains (losses), net	(1,503)	12,832	—	11,329
Other revenues	3,801	26,899	26,856	57,556
Total revenues	1,521,383	234,330	29,840	1,785,553
Benefits and expenses:
Claims and other policy benefits	1,118,401	11,959	—	1,130,360
Interest credited	20,673	94,120	—	114,793
Policy acquisition costs and other insurance expenses	189,291	54,441	5,674	249,406
Other operating expenses	32,506	6,684	2,174	41,364
Total benefits and expenses	1,360,871	167,204	7,848	1,535,923
Income before income taxes	$160,512	$67,126	$21,992	$249,630

For the three months ended September 30, 2016:		Financial Solutions
(dollars in thousands)		Asset-Intensive	Financial Reinsurance	Total U.S. and Latin America
	Traditional
Revenues:
Net premiums	$1,277,491	$5,369	$—	$1,282,860
Investment income, net of related expenses	167,898	167,683	1,038	336,619
Investment related gains (losses), net	(3,394)	59,661	—	56,267
Other revenues	2,922	23,417	18,967	45,306
Total revenues	1,444,917	256,130	20,005	1,721,052
Benefits and expenses:
Claims and other policy benefits	1,131,507	18,927	—	1,150,434
Interest credited	20,628	86,742	—	107,370
Policy acquisition costs and other insurance expenses	184,766	56,497	3,492	244,755
Other operating expenses	30,935	5,232	2,531	38,698
Total benefits and expenses	1,367,836	167,398	6,023	1,541,257
Income before income taxes	$77,081	$88,732	$13,982	$179,795

For the nine months ended September 30, 2017:		Financial Solutions
(dollars in thousands)		Asset-Intensive	Financial Reinsurance	Total U.S. and Latin America
	Traditional
Revenues:
Net premiums	$3,966,842	$18,186	$—	$3,985,028
Investment income, net of related expenses	554,612	553,286	6,501	1,114,399
Investment related gains (losses), net	(192)	103,229	—	103,037
Other revenues	11,322	76,324	77,466	165,112
Total revenues	4,532,584	751,025	83,967	5,367,576
Benefits and expenses:
Claims and other policy benefits	3,538,958	53,998	—	3,592,956
Interest credited	61,800	260,941	—	322,741
Policy acquisition costs and other insurance expenses	556,476	176,305	17,234	750,015
Other operating expenses	94,284	19,883	6,942	121,109
Total benefits and expenses	4,251,518	511,127	24,176	4,786,821
Income before income taxes	$281,066	$239,898	$59,791	$580,755

For the nine months ended September 30, 2016:		Financial Solutions
(dollars in thousands)		Asset-Intensive	Financial Reinsurance	Total U.S. and Latin America
	Traditional
Revenues:
Net premiums	$3,819,280	$17,250	$—	$3,836,530
Investment income, net of related expenses	515,159	462,579	6,031	983,769
Investment related gains (losses), net	(6,376)	7,940	—	1,564
Other revenues	11,674	70,806	55,511	137,991
Total revenues	4,339,737	558,575	61,542	4,959,854
Benefits and expenses:
Claims and other policy benefits	3,400,614	58,267	—	3,458,881
Interest credited	62,873	217,736	—	280,609
Policy acquisition costs and other insurance expenses	544,129	113,919	9,145	667,193
Other operating expenses	92,512	16,772	7,606	116,890
Total benefits and expenses	4,100,128	406,694	16,751	4,523,573
Income before income taxes	$239,609	$151,881	$44,791	$436,281
Income before income taxes increased by $69.8 million, or 38.8%, and $144.5 million, or 33.1%, for the three and nine months ended September 30, 2017, as compared to the same periods in 2016. The increase in income before income taxes for the third quarter was primarily due to strong mortality experience in the Traditional segment as well as higher variable investment income. The increase was offset somewhat by a decrease in investment related gains in the Financial Solutions segment. The increase in income before income taxes for the first nine months is the result of several factors, including changes in the value of the embedded derivatives associated with reinsurance treaties structured on a modco or funds withheld, an increase in investment related capital gains and additional variable investment income.
Traditional Reinsurance
The U.S. and Latin America Traditional segment provides life and health reinsurance to clients for a variety of products through yearly renewable term, coinsurance and modco agreements. These reinsurance arrangements may involve either facultative or automatic agreements.
Income before income taxes for the U.S. and Latin America Traditional segment increased by $83.4 million, or 108.2%, and $41.5 million, or 17.3%, for the three and nine months ended September 30, 2017, as compared to the same periods in 2016. The increase in the third quarter is primarily due to favorable mortality experience as compared to same period in 2016 and higher variable investment income. The favorable mortality experience was driven by both a lower number and average size of large claims. The increase in income for the first nine months was primarily due to higher variable investment.
Net premiums increased $49.7 million, or 3.9%, and $147.6 million, or 3.9%, for the three and nine months ended September 30, 2017, as compared to the same periods in 2016. The increases were primarily due to expected organic premium growth. The segment added new individual life business production, measured by face amount of insurance in force of $24.8 billion and $19.7 billion for the third quarter and $75.1 billion and $93.0 billion for the first nine months of 2017 and 2016, respectively.
Net investment income increased $24.0 million, or 14.3%, and $39.5 million, or 7.7%, for the three and nine months ended September 30, 2017, as compared to the same periods in 2016. The increases were primarily due to higher variable investment income. Investment related gains (losses), net increased $1.9 million and $6.2 million for the three and nine months ended September 30, 2017, as compared to the same periods in 2016.

Claims and other policy benefits as a percentage of net premiums (“loss ratios”) were 84.3% and 88.6% for the third quarter and 89.2% and 89.0%, for the nine months ended September 30, 2017 and 2016, respectively. The decrease in the loss ratio for the third quarter of 2017, as compared to the same period in 2016 was primarily due to favorable mortality experience, specifically the lower number and average size of large claims. For the first nine months of 2017, as compared to the same period in 2016, mortality experience was relatively consistent.
Interest credited expense decreased $1.1 million, or 1.7%, for the nine months ended September 30, 2017, as compared to the same period in 2016. Interest credited in this segment relates to amounts credited on cash value products which also have a significant mortality component. Income before income taxes is affected by the spread between the investment income and the interest credited on the underlying products.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 14.3% and 14.5% for the third quarter and 14.0% and 14.2% for the nine months ended September 30, 2017 and 2016, respectively. While these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels within coinsurance-type arrangements. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary. Also, the mix of first year coinsurance business versus yearly renewable term business can cause the percentage to fluctuate from period to period
Other operating expenses, as a percentage of net premiums remained constant at 2.4% and 2.4% for the third quarter and 2.4% and 2.4% first nine months of 2017 and 2016, respectively. The expense ratio tends to fluctuate only slightly from period to period due to the maturity and scale of this segment.
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

(dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenues:
Total revenues	$234,330	$256,130	$751,025	$558,575
Less:
Embedded derivatives – modco/funds withheld treaties	24,539	52,540	107,039	40,174
Guaranteed minimum benefit riders and related free standing derivatives	(17,058)	(12,647)	(20,935)	(24,710)
Revenues before certain derivatives	226,849	216,237	664,921	543,111
Benefits and expenses:
Total benefits and expenses	167,204	167,398	511,127	406,694
Less:
Embedded derivatives – modco/funds withheld treaties	11,481	34,226	51,008	31,206
Guaranteed minimum benefit riders and related free standing derivatives	(5,379)	(3,135)	(6,565)	(3,439)
Equity-indexed annuities	481	549	(13,603)	6,449
Benefits and expenses before certain derivatives	160,621	135,758	480,287	372,478
Income before income taxes:
Income before income taxes	67,126	88,732	239,898	151,881
Less:
Embedded derivatives – modco/funds withheld treaties	13,058	18,314	56,031	8,968
Guaranteed minimum benefit riders and related free standing derivatives	(11,679)	(9,512)	(14,370)	(21,271)
Equity-indexed annuities	(481)	(549)	13,603	(6,449)
Income before income taxes and certain derivatives	$66,228	$80,479	$184,634	$170,633
Embedded Derivatives - Modco/Funds Withheld Treaties - Represents the change in the fair value of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis. The fair value changes of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in benefits and expenses. The Company’s utilization of a credit valuation adjustment did not have a material effect on the change in fair value of these embedded derivatives for the nine months ended September 30, 2017 and 2016.
The change in fair value of the embedded derivatives - modco/funds withheld treaties increased income before income taxes by $13.1 million and $18.3 million for the third quarter and $56.0 million and $9.0 million for the nine months ended September 30, 2017 and 2016, respectively. The increases in income for the third quarter of 2016 and 2017 were primarily due to tightening credit spreads. The increase in income for the nine months ended September 30, 2017 was primarily due to tightening credit spreads. The decrease in income for the nine months ended September 30, 2016 was primarily due to shifts in the yield curve.
Guaranteed Minimum Benefit Riders - Represents the impact related to guaranteed minimum benefits associated with the Company’s reinsurance of variable annuities. The fair value changes of the guaranteed minimum benefits along with the changes in fair value of the free standing derivatives (interest rate swaps, financial futures and equity options), purchased by the Company to substantially hedge the liability are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in benefits and expenses. The Company’s utilization of a credit valuation adjustment did not have a material effect on the change in fair value of these embedded derivatives for the nine months ended September 30, 2017 and 2016.
The change in fair value of the guaranteed minimum benefits, after allowing for changes in the associated free standing derivatives, decreased income before income taxes by $11.7 million and $9.5 million for the third quarter and $14.4 million and $21.3 million for the nine months ended September 30, 2017 and 2016, respectively. The decrease in income for all periods was primarily due to the annual update of best estimate actuarial assumptions to account for lower policyholder lapse experience.
Equity-Indexed Annuities - Represents changes in the liability for equity-indexed annuities in excess of changes in account value, after adjustments for related deferred acquisition expenses. The change in fair value of embedded derivative liabilities associated with equity-indexed annuities increased (decreased) income before income taxes by $(0.5) million and $(0.5) million for the third quarter and $13.6 million and $(6.4) million for the nine months ended September 30, 2017 and 2016, respectively.  The decreases in income for the third quarter of 2017 and 2016 were primarily due to shifts in the yield curve. The increase in income for the first nine months of 2017 was primarily due to declining long-term interest rates. The decrease in income for the first nine months of 2016 was primarily due to increasing short-term interest rates.

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
Discussion and analysis before certain derivatives:
Income before income taxes and certain derivatives decreased by $14.3 million and increased by $14.0 million for the three and nine months ended September 30, 2017, as compared to the same periods in 2016. The decrease in the third quarter was primarily due to lower investment related gains (losses), net of the corresponding impact to deferred acquisition costs, associated with coinsurance and funds withheld portfolios, which was partially offset by favorable policyholder experience in payout annuities. Funds withheld capital gains (losses) are reported in investment income. The increase in the first nine months was primarily due to favorable policyholder experience in payout annuities and higher variable investment income.
Revenue before certain derivatives increased by $10.6 million and $121.8 million for the three and nine months ended September 30, 2017, as compared to the same periods in 2016. The increase in the third quarter was primarily due to the impact to investment income from a new coinsurance transaction in 2017 which was partially offset by lower investment related gains (losses) associated with coinsurance and funds withheld portfolios. The increase in the first nine months was primarily due to the change in fair value of equity options associated with the reinsurance of certain EIAs and higher investment related gains (losses) associated with coinsurance and funds withheld portfolios. The effect on investment income related to equity options is substantially offset by a corresponding change in interest credited.
Benefits and expenses before certain derivatives increased by $24.9 million and $107.8 million for the three and nine months ended September 30, 2017, as compared to the same period in 2016. The increase in the third quarter was primarily due to the impact to interest credited of a new coinsurance transaction in 2017 and the corresponding impact to deferred acquisition costs from investment related gains (losses) in coinsurance and funds withheld portfolios. The increase in the first nine months was primarily due to higher interest credited associated with the reinsurance of EIAs and the corresponding impact to deferred acquisition costs from investment related gains (losses) in coinsurance and funds withheld portfolios. The effect on interest credited related to equity options is substantially offset by a corresponding change in investment income.
The invested asset base supporting this segment increased to $15.5 billion as of September 30, 2017 from $13.2 billion as of September 30, 2016. The increase in the asset base was due primarily to the aforementioned new coinsurance transaction in 2017. As of September 30, 2017, $4.1 billion of the invested assets were funds withheld at interest, of which greater than 90% is associated with one client.
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
Income before income taxes increased $8.0 million, or 57.3%, and $15.0 million, or 33.5%, for the three and nine months ended September 30, 2017, as compared to the same periods in 2016. The increases were primarily due to growth in new transactions and organic growth on existing transactions which was partially offset by the termination of certain agreements.
At September 30, 2017 and 2016, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial structures was $12.6 billion and $7.9 billion, respectively. The increase was primarily due to new transactions, as well as organic growth on existing transactions. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and therefore can fluctuate from period to period.

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

(dollars in thousands)	Three months ended September 30,
	2017			2016
Revenues:	Traditional	Financial Solutions	Total Canada	Traditional	Financial Solutions	Total Canada
Net premiums	$225,841	$9,874	$235,715	$231,154	$9,946	$241,100
Investment income, net of related expenses	51,593	1,120	52,713	45,239	1,037	46,276
Investment related gains (losses), net	2,380	—	2,380	3,832	—	3,832
Other revenues	1,281	1,436	2,717	734	1,376	2,110
Total revenues	281,095	12,430	293,525	280,959	12,359	293,318
Benefits and expenses:
Claims and other policy benefits	193,978	7,170	201,148	175,618	10,567	186,185
Interest credited	6	—	6	8	—	8
Policy acquisition costs and other insurance expenses	50,023	221	50,244	61,019	285	61,304
Other operating expenses	8,299	567	8,866	10,039	347	10,386
Total benefits and expenses	252,306	7,958	260,264	246,684	11,199	257,883
Income before income taxes	$28,789	$4,472	$33,261	$34,275	$1,160	$35,435

(dollars in thousands)	Nine months ended September 30,
	2017			2016
Revenues:	Traditional	Financial Solutions	Total Canada	Traditional	Financial Solutions	Total Canada
Net premiums	$662,983	$28,598	$691,581	$686,724	$29,089	$715,813
Investment income, net of related expenses	140,929	3,515	144,444	134,121	1,649	135,770
Investment related gains (losses), net	8,821	—	8,821	7,757	—	7,757
Other revenues	1,910	4,127	6,037	(731)	4,159	3,428
Total revenues	814,643	36,240	850,883	827,871	34,897	862,768
Benefits and expenses:
Claims and other policy benefits	566,227	21,888	588,115	524,497	29,005	553,502
Interest credited	15	—	15	17	—	17
Policy acquisition costs and other insurance expenses	143,302	571	143,873	178,178	1,002	179,180
Other operating expenses	24,146	1,292	25,438	27,500	1,010	28,510
Total benefits and expenses	733,690	23,751	757,441	730,192	31,017	761,209
Income before income taxes	$80,953	$12,489	$93,442	$97,679	$3,880	$101,559
Income before income taxes decreased by $2.2 million, or 6.1%, and $8.1 million, or 8.0%, for the three and nine months ended September 30, 2017, as compared to the same periods in 2016. The decrease in income for the third quarter and first nine months is primarily due to unfavorable traditional individual life mortality experience compared to favorable experience in the same periods in 2016, partially offset by favorable experience on longevity business in the current year. Foreign currency exchange fluctuations in the Canadian dollar resulted in an increase in income before income taxes of $1.7 million and $1.6 million for the three and nine months ended September 30, 2017, as compared to the same periods in 2016.
Traditional Reinsurance
Income before income taxes for the Canada Traditional segment decreased by $5.5 million, or 16.0%, and $16.7 million, or 17.1%, for the three and nine months ended September 30, 2017, as compared to the same periods in 2016. The decrease in income before income taxes for the third quarter and first nine months is primarily due to unfavorable traditional individual life mortality experience compared to favorable experience in the same periods in 2016. Foreign currency exchange fluctuations in the Canadian dollar resulted in an increase in income before income taxes of $1.5 million and $1.4 million for the three and nine months ended September 30, 2017, as compared to the same periods in 2016.

Net premiums decreased $5.3 million, or 2.3%, and $23.7 million, or 3.5%, for the three and nine months ended September 30, 2017, as compared to the same periods in 2016. The decreases in net premiums were primarily due to an anticipated decrease in creditor premiums of $21.0 million and $60.4 million for the third quarter and first nine months, respectively. These decreases were partially offset by an increase in traditional individual life business premiums from annually increasing premium rates on yearly renewable term treaties and favorable foreign currency exchange fluctuation. Foreign currency exchange fluctuations in the Canadian dollar resulted in an increase in net premiums of approximately $9.0 million and $7.0 million for the three and nine months ended September 30, 2017, as compared to the same periods in 2016.
Net investment income increased $6.4 million, or 14.0%, and $6.8 million, or 5.1%, for the three and nine months ended September 30, 2017, as compared to the same periods in 2016. The increases in investment income for the third quarter and the first nine months were primarily the result of an increase in the invested asset base due to growth in the underlying business volume and an increase in investment yields from a higher level of variable investment income. Foreign currency exchange fluctuation in the Canadian dollar resulted in an increase in net investment income of approximately $2.1 million and $1.7 million for the three and nine months ended September 30, 2017, as compared to the same periods in 2016.
Other revenues increased by $0.5 million and $2.6 million for the three and nine months ended September 30, 2017, as compared to the same periods in 2016. The increase in other revenues for the third quarter of 2017 is primarily due to foreign currency exchange fluctuations. The increase in other revenues for the first nine months of 2017 is primarily due to fee income from the recapture of a previously assumed block of individual life business during the second quarter of 2017.
Loss ratios for this segment were 85.9% and 76.0% for the third quarter and 85.4% and 76.4% for the nine months ended September 30, 2017 and 2016, respectively. The increases in the loss ratio for the three and nine months of 2017, as compared to the same periods in 2016, are due to unfavorable traditional life mortality experience compared to favorable experience in the same periods in 2016 and a decrease in creditor business premiums. Loss ratios for the traditional individual life mortality business were 99.5% and 94.4% for the third quarter and 98.7% and 93.4% for the first nine months ended September 30, 2017 and 2016, respectively. Historically, the loss ratio increased primarily as the result of several large permanent level premium in force blocks assumed in 1997 and 1998. These blocks are mature blocks of long-term permanent level premium business in which mortality as a percentage of net premiums is expected to be higher than historical ratios. The nature of permanent level premium policies requires the Company to set up actuarial liabilities and invest the amounts received in excess of early-year claims costs to fund claims in later years when premiums, by design, continue to be level as compared to expected increasing mortality or claim costs. As such, investment income becomes a more significant component of profitability of these in force blocks. Excluding creditor business, claims and other policy benefits, as a percentage of net premiums and investment income were 77.7% and 73.7% for the third quarter and 77.7% and 73.5% for the nine months ended September 30, 2017 and 2016, respectively.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 22.1% and 26.4% for the third quarter and 21.6% and 25.9% for the nine months ended September 30, 2017 and 2016, respectively. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels and product mix. The decrease for the third quarter and first nine months reflects a lower level of creditor business which typically has a higher level of acquisition costs. In addition, the amortization patterns of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary.
Other operating expenses decreased $1.7 million, or 17.3%, and $3.4 million, or 12.2%, for the three and nine months ended September 30, 2017, as compared to the same periods in 2016, primarily due to a decrease in corporate overhead expenses. Other operating expenses as a percentage of net premiums were 3.7% and 4.3% for the third quarter and 3.6% and 4.0% for the nine month periods ended September 30, 2017 and 2016, respectively.
Financial Solutions Reinsurance
Income before income taxes increased by $3.3 million and $8.6 million for the three and nine months ended September 30, 2017, as compared to the same periods in 2016. The increases in income for both the three and nine month periods are primarily due to favorable experience on longevity business in the current-year periods. Foreign currency exchange fluctuations in the Canadian dollar resulted in an increase in income before income taxes of $0.2 million for both the three and nine months ended September 30, 2017, as compared to the same periods in 2016.
Net premiums decreased $0.1 million, or 0.7%, and $0.5 million, or 1.7%, for the three and nine months ended September 30, 2017, as compared to the same periods in 2016. Foreign currency exchange fluctuations in the Canadian dollar resulted in an increase in net premiums of approximately $0.4 million for both the three and nine months ended September 30, 2017, as compared to the same periods in 2016.
Net investment income increased $0.1 million and $1.9 million for the three and nine months ended September 30, 2017, as compared to the same periods in 2016 primarily due to an increase in the invested asset base.

Claims and other policy benefits decreased $3.4 million, or 32.1%, and $7.1 million, or 24.5%, for the three and nine months ended September 30, 2017 as compared to the same periods in 2016. The decreases for the third quarter and first nine months are primarily due to favorable experience on longevity business.
Europe, Middle East and Africa Operations
The Europe, Middle East and Africa (“EMEA”) segment includes business generated by its offices principally in the United Kingdom (“UK”), South Africa, France, Germany, Ireland, Italy, the Netherlands, Poland, Spain and the United Arab Emirates (“UAE”). EMEA consists of two major segments: Traditional and Financial Solutions. The Traditional segment primarily provides reinsurance through yearly renewable term and coinsurance agreements on a variety of life, health and critical illness products. Reinsurance agreements may be facultative or automatic agreements covering primarily individual risks and, in some markets, group risks. The Financial Solutions segment consists of reinsurance and other transactions associated with longevity closed blocks, payout annuities, capital management solutions and financial reinsurance.

(dollars in thousands)	Three months ended September 30,
	2017			2016
Revenues:	Traditional	Financial Solutions	Total EMEA	Traditional	Financial Solutions	Total EMEA
Net premiums	$344,211	$39,294	$383,505	$275,514	$47,018	$322,532
Investment income, net of related expenses	14,727	30,892	45,619	13,067	33,187	46,254
Investment related gains (losses), net	—	1,192	1,192	—	8,159	8,159
Other revenues	2,034	5,663	7,697	489	11,388	11,877
Total revenues	360,972	77,041	438,013	289,070	99,752	388,822
Benefits and expenses:
Claims and other policy benefits	285,071	35,648	320,719	241,763	45,805	287,568
Interest credited	—	2,475	2,475	—	5,540	5,540
Policy acquisition costs and other insurance expenses	35,751	327	36,078	14,133	(304)	13,829
Other operating expenses	24,729	7,638	32,367	24,659	4,925	29,584
Total benefits and expenses	345,551	46,088	391,639	280,555	55,966	336,521
Income before income taxes	$15,421	$30,953	$46,374	$8,515	$43,786	$52,301

(dollars in thousands)	Nine months ended September 30,
	2017			2016
Revenues:	Traditional	Financial Solutions	Total EMEA	Traditional	Financial Solutions	Total EMEA
Net premiums	$979,733	$119,809	$1,099,542	$838,810	$126,108	$964,918
Investment income, net of related expenses	41,032	88,602	129,634	38,556	95,288	133,844
Investment related gains (losses), net	7	8,225	8,232	5	8,623	8,628
Other revenues	4,206	13,799	18,005	2,975	18,466	21,441
Total revenues	1,024,978	230,435	1,255,413	880,346	248,485	1,128,831
Benefits and expenses:
Claims and other policy benefits	846,476	108,381	954,857	745,342	126,252	871,594
Interest credited	—	6,297	6,297	—	8,914	8,914
Policy acquisition costs and other insurance expenses	66,263	1,070	67,333	46,465	226	46,691
Other operating expenses	71,488	22,911	94,399	74,306	16,414	90,720
Total benefits and expenses	984,227	138,659	1,122,886	866,113	151,806	1,017,919
Income before income taxes	$40,751	$91,776	$132,527	$14,233	$96,679	$110,912
Income before income taxes decreased by $5.9 million, or 11.3%, and increased by $21.6 million, or 19.5%, for the three and nine months ended September 30, 2017, as compared to the same periods in 2016. The decrease in income for the third quarter was primarily due to lower payout annuity income partially offset by favorable mortality experience. The increase in income before income taxes for the first nine months was primarily due to favorable individual mortality and longevity experience. Foreign currency exchange fluctuations resulted in an increase (decrease) in income before income taxes of $0.8 million and $(8.5) million for the three and nine months ended September 30, 2017, as compared to the same periods in 2016.

Traditional Reinsurance
Income before income taxes increased by $6.9 million, or 81.1%, and $26.5 million, or 186.3%, for the three and nine months ended September 30, 2017, as compared to the same periods in 2016. The increase in income for the third quarter was primarily due to favorable mortality experience. The increases in income before income taxes for the first nine months was primarily due to business growth and favorable individual mortality experience partially offset by unfavorable morbidity experience. Foreign currency exchange fluctuations resulted in an increase (decrease) in income before income taxes of $0.7 million and $(0.5) million for the three and nine months ended September 30, 2017, as compared to the same periods in 2016.
Net premiums increased $68.7 million, or 24.9%, and $140.9 million, or 16.8%, for the three and nine months ended September 30, 2017, as compared to the same periods in 2016. The increase in the three and nine months was primarily due to increased business volumes, most notably in the UAE, Italy and South Africa related to new treaties in 2017 and favorable growth from existing treaties. Foreign currency exchange fluctuations increased (decreased) net premiums by approximately $7.3 million and $(27.8) million for the three and nine months ended September 30, 2017, as compared to the same periods in 2016.
A portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage, primarily in the UK. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Net premiums earned from this coverage totaled $49.0 million and $49.5 million for the third quarter and $144.2 million and $157.0 million for the first nine months of 2017 and 2016, respectively.
Net investment income increased $1.7 million, or 12.7%, and $2.5 million, or 6.4%, for the three and nine months ended September 30, 2017, as compared to the same periods in 2016. The increases were primarily due to an increase in the invested asset base related to increased business volumes. Foreign currency exchange fluctuations resulted in an increase (decrease) in net investment income of approximately $0.4 million and $(0.8) million for the three and nine months ended September 30, 2017, as compared to the same periods in 2016.
Loss ratios for this segment were 82.8% and 87.7% for the third quarter and 86.4% and 88.9% for the first nine months ended September 30, 2017 and 2016, respectively. The decreases in loss ratios were primarily due to changes in the mix of business in the third quarter of 2017 reflecting increased volumes of new business with lower loss ratios, but with higher commissions. These higher commissions are reflected in the increases of 2017 policy acquisition cost ratios below.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 10.4% and 5.1% for the third quarter and 6.8% and 5.5% for the first nine months ended September 30, 2017 and 2016, respectively. The increases in policy acquisition cost ratios are due primarily to changes in the mix of business in the third quarter of 2017 reflecting increased volumes of new business with higher commissions.
Other operating expenses increased $0.1 million, or 0.3%, and decreased $2.8 million, or 3.8%, for the three and nine months ended September 30, 2017, as compared to the same periods in 2016. The decrease in the first nine months was primarily due to lower corporate overhead expense timing and the effect of foreign currency exchange fluctuations. Foreign currency exchange fluctuations resulted in an increase (decrease) in operating expenses of approximately $0.8 million and $(0.4) million for the three and nine months ended September 30, 2017, as compared to the same periods in 2016. Other operating expenses as a percentage of net premiums totaled 7.2% and 9.0% for the third quarter and 7.3% and 8.9% for the first nine months ended September 30, 2017 and 2016, respectively.
Financial Solutions Reinsurance
Income before income taxes decreased by $12.8 million, or 29.3%, and $4.9 million, or 5.1%, for the three and nine months ended September 30, 2017, as compared to the same periods in 2016. The decreases in income before income taxes were primarily due to payout annuity experience normalizing after a particularly positive 2016, partly offset by favorable longevity business results. Foreign currency exchange fluctuations resulted in an increase (decrease) in income before income taxes totaling $0.1 million and $(7.9) million for the three and nine months ended September 30, 2017, as compared to the same periods in 2016.
Net premiums decreased by $7.7 million, or 16.4%, and $6.3 million, or 5.0%, for the three and nine months ended September 30, 2017, as compared to the same periods in 2016. The decreases in net premiums were due to a new retrocession treaty, executed for risk management purposes effective in the first quarter of 2017, which cedes longevity risk to third parties, partially offset by an increase in premiums from new transactions. Foreign currency exchange fluctuations increased (decreased) net premiums by approximately $0.1 million and $(10.5) million for the three and nine months ended September 30, 2017, as compared to the same periods in 2016.

Net investment income decreased $2.3 million, or 6.9%, and $6.7 million, or 7.0%, for the three and nine months ended September 30, 2017, as compared to the same periods in 2016. The decreases in investment income for the third quarter was due to decreases in both investment yields and the invested asset base, while the decrease for the nine-month period was primarily due to foreign currency exchange fluctuations. Foreign currency exchange fluctuations resulted in an increase (decrease) in net investment income of approximately $0.1 million and $(7.3) million for the three and nine months ended September 30, 2017, as compared to the same periods in 2016.
Other revenues decreased by $5.7 million, or 50.3%, and $4.7 million, or 25.3%, for the three and nine months ended September 30, 2017, as compared to the same periods in 2016. The decreases in other revenues were due to experience from a longevity swap normalizing after a particularly positive 2016.
Claims and other policy benefits decreased $10.2 million, or 22.2%, and $17.9 million, or 14.2%, for the three and nine months ended September 30, 2017, as compared to the same periods in 2016. The decrease in the third quarter and first nine months was primarily due to the aforementioned new longevity retrocession treaty that cedes longevity risk to third parties, net of an increase in claims and other policy benefits from new transactions. Foreign currency exchange fluctuations resulted in a decrease in claims and other policy benefits of approximately $9.6 million for the nine months ended September 30, 2017, as compared to the same period in 2016.
Interest credited expense decreased by $3.1 million, or 55.3%, and $2.6 million, or 29.4%, for the three and nine months ended September 30, 2017, as compared to the same periods in 2016. Interest credited in this segment relates to amounts credited to the contractholders of unit-linked products. This amount will fluctuate according to contractholder investment selections, equity returns and interest rates. The effect on interest credited related to unit-linked products is substantially offset by a corresponding change in investment income.
Other operating expenses increased $2.7 million, or 55.1%, and $6.5 million, or 39.6%, for the three and nine months ended September 30, 2017, as compared to the same periods in 2016. The increases are primarily due to increased administration costs related to longevity transactions and are offset partially by the effect of foreign currency exchange fluctuations. Foreign currency exchange fluctuations resulted in an increase (decrease) in operating expenses of approximately $0.2 million and $(1.0) million for the three and nine months ended September 30, 2017, as compared to the same periods in 2016.
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

(dollars in thousands)	Three months ended September 30,
	2017			2016
Revenues:	Traditional	Financial Solutions	Total Asia Pacific	Traditional	Financial Solutions	Total Asia Pacific
Net premiums	$536,931	$19	$536,950	$404,451	$743	$405,194
Investment income, net of related expenses	23,858	10,556	34,414	21,273	5,827	27,100
Investment related gains (losses), net	—	758	758	—	6,108	6,108
Other revenues	871	5,599	6,470	1,923	6,359	8,282
Total revenues	561,660	16,932	578,592	427,647	19,037	446,684
Benefits and expenses:
Claims and other policy benefits	442,358	6,110	448,468	365,115	3,777	368,892
Interest credited	—	7,026	7,026	—	3,308	3,308
Policy acquisition costs and other insurance expenses	55,891	653	56,544	4,157	1,482	5,639
Other operating expenses	36,847	3,372	40,219	38,553	2,921	41,474
Total benefits and expenses	535,096	17,161	552,257	407,825	11,488	419,313
Income (loss) before income taxes	$26,564	$(229)	$26,335	$19,822	$7,549	$27,371

(dollars in thousands)	Nine months ended September 30,
	2017			2016
Revenues:	Traditional	Financial Solutions	Total Asia Pacific	Traditional	Financial Solutions	Total Asia Pacific
Net premiums	$1,557,590	$2,094	$1,559,684	$1,233,222	$4,936	$1,238,158
Investment income, net of related expenses	68,105	24,662	92,767	61,601	18,086	79,687
Investment related gains (losses), net	—	11,525	11,525	14	14,322	14,336
Other revenues	2,724	17,087	19,811	4,580	18,809	23,389
Total revenues	1,628,419	55,368	1,683,787	1,299,417	56,153	1,355,570
Benefits and expenses:
Claims and other policy benefits	1,221,091	14,170	1,235,261	977,860	15,487	993,347
Interest credited	—	15,595	15,595	—	9,474	9,474
Policy acquisition costs and other insurance expenses	180,007	4,111	184,118	116,432	4,436	120,868
Other operating expenses	105,747	10,472	116,219	109,661	10,727	120,388
Total benefits and expenses	1,506,845	44,348	1,551,193	1,203,953	40,124	1,244,077
Income before income taxes	$121,574	$11,020	$132,594	$95,464	$16,029	$111,493
Income before income taxes decreased by $1.0 million, or 3.8%, and increased by $21.1 million, or 18.9%, for the three and nine months ended September 30, 2017, as compared to the same periods in 2016. The decrease in income before income taxes for the third quarter was due to an increase in policy lapses on a financial solutions closed block of business in Japan partially offset by favorable results in the traditional segment. The increase in income before income taxes for the first nine months was primarily due to higher income from offices in Asia driven by business growth, most notably in Hong Kong and Southeast Asia. The prior-year period also included poor claims experience in Australia. The third quarter of 2016 also included a higher level of benefit expense associated with the timing of client reporting on one large treaty in Hong Kong. Foreign currency exchange fluctuations resulted in a decrease to income before income taxes totaling approximately $0.8 million and $0.3 million for the three and nine months ended September 30, 2017, as compared to the same periods in 2016.
Traditional Reinsurance
Income before income taxes increased by $6.7 million, or 34.0%, and $26.1 million, or 27.4%, for the three and nine months ended September 30, 2017, as compared to the same periods in 2016. The increases in income before income taxes are primarily due to higher income from offices in Asia driven by business growth. Foreign currency exchange fluctuations resulted in a decrease to income before income taxes totaling approximately $1.0 million and $0.4 million for the three and nine months ended September 30, 2017, as compared to the same periods in 2016.
Net premiums increased by $132.5 million, or 32.8%, and $324.4 million, or 26.3%, for the three and nine months ended September 30, 2017, as compared to the same periods in 2016. The increases were driven by both new and existing business written throughout the segment. Foreign currency exchange fluctuations resulted in an increase in net premiums of approximately $1.0 million and $14.2 million for the three and nine months of 2017, as compared to the same periods in 2016.
A portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Reinsurance of critical illness in the segment is offered primarily in South Korea, Australia and Hong Kong. Net premiums earned from this coverage totaled $158.6 million and $100.6 million for the third quarter and $474.8 million and $312.3 million for the first nine months ended September 30, 2017 and 2016, respectively.
Net investment income increased $2.6 million, or 12.2%, and $6.5 million, or 10.6%, for the three and nine months ended September 30, 2017, as compared to the same periods in 2016. The increases were primarily due to a higher invested asset base. Foreign currency exchange fluctuations resulted in an increase in net investment income of approximately $0.5 million and $1.3 million for the three and nine months ended September 30, 2017, as compared to the same periods in 2016.
Other revenues decreased by $1.1 million, or 54.7%, and $1.9 million, or 40.5%, for the three and nine months ended September 30, 2017, as compared to the same periods in 2016. These variances are primarily due to gains and losses related to foreign currency transactions.
Loss ratios for this segment were 82.4% and 90.3% for the third quarter and 78.4% and 79.3% for the first nine months ended September 30, 2017 and 2016, respectively. The decreases in the loss ratios for the third quarter and first nine months of 2017 were primarily due to improved claims experience in Australia compared to the prior year.

Policy acquisition costs and other insurance expenses as a percentage of net premiums were 10.4% and 1.0% for the third quarter and 11.6% and 9.4% for the nine months ended September 30, 2017 and 2016, respectively. The third quarter 2016 included the affect of adjustments associated with client reporting on one large treaty in Hong Kong. These percentages fluctuate due to timing of client company reporting, premium refunds, variations in the mixture of business and the relative maturity of the business. In addition, as the segment grows, renewal premiums, which have lower allowances than first-year premiums, represent a greater percentage of the total net premiums.
Other operating expenses decreased $1.7 million, or 4.4%, and $3.9 million, or 3.6%, for the three and nine months ended September 30, 2017, as compared to the same periods in 2016 mainly due to the timing of travel and consultant expenditures. Other operating expenses as a percentage of net premiums totaled 6.9% and 9.5% for the third quarter and 6.8% and 8.9% for the first nine months ended September 30, 2017 and 2016, respectively. The timing of premium flows and the level of costs associated with the entrance into and development of new markets within the segment may cause other operating expenses as a percentage of net premiums to fluctuate over periods of time.
Financial Solutions Reinsurance
Income before income taxes decreased by $7.8 million and $5.0 million for the three and nine months ended September 30, 2017, as compared to the same periods in 2016. The decreases in income before income taxes are primarily due to lower income from higher lapses on policies of the aforementioned closed block of business in Japan. Foreign currency exchange fluctuations resulted in an increase in income before income taxes of approximately $0.1 million for both the three and nine months ended September 30, 2017, as compared to the same periods in 2016.
Net premiums decreased $0.7 million or 97.4%, and $2.8 million, or 57.6%, for the three and nine months ended September 30, 2017, as compared to the same periods in 2016. The decreases for the third quarter and first nine months were due to higher lapses from policies of the aforementioned closed block of business in Japan. Foreign currency exchange fluctuations had a negligible effect on net premiums for the three and nine months ended September 30, 2017, as compared to the same periods in 2016.
Net investment income increased $4.7 million, or 81.2%, and $6.6 million, or 36.4%, for the three and nine months ended September 30, 2017, as compared to the same periods in 2016 mainly due to growth in the invested asset base. Foreign currency exchange fluctuations resulted in an increase in net investment income of approximately $0.2 million and $0.4 million for the three and nine months ended September 30, 2017, as compared to the same periods in 2016.
Other revenues decreased by $0.8 million, or 12.0%, and $1.7 million, or 9.2%, for the three and nine months ended September 30, 2017, as compared to the same periods in 2016. At September 30, 2017 and 2016, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures was $2.4 billion and $1.0 billion, respectively. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and, therefore, can fluctuate from period to period.
Claims and other policy benefits increased by $2.3 million, or 61.8%, and decreased by $1.3 million, or 8.5%, for the three and nine months ended September 30, 2017, as compared to the same periods in 2016. The increase in the third quarter was primarily due to higher lapses from policies of the aforementioned closed block of business in Japan. The decrease in the first nine months is attributable to lower lapses from policies from a closed block of business in Japan.
Other operating expenses increased by $0.5 million, or 15.4%, and decreased by $0.3 million, or 2.4%, for the three and nine months ended September 30, 2017, as compared to the same periods in 2016, respectively. The timing of premium flows and the level of costs associated with the entrance into and development of new markets within the segment may cause other operating expenses to fluctuate over periods of time.

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

(dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenues:
Net premiums	$23	$72	$109	$289
Investment income, net of related expenses	41,108	33,478	108,576	81,589
Investment related gains (losses), net	6,994	12,258	7,856	51,717
Other revenues	1,502	4,893	9,126	11,595
Total revenues	49,627	50,701	125,667	145,190
Benefits and expenses:
Claims and other policy benefits	(15)	(15)	(1)	6
Interest credited	1,799	622	4,420	1,588
Policy acquisition costs and other insurance income	(26,848)	(24,565)	(80,694)	(73,526)
Other operating expenses	45,601	32,414	124,114	113,367
Interest expense	36,836	43,063	108,590	96,201
Collateral finance and securitization expense	7,692	6,484	21,235	19,396
Total benefits and expenses	65,065	58,003	177,664	157,032
Income (loss) before income taxes	$(15,438)	$(7,302)	$(51,997)	$(11,842)
Loss before income taxes increased by $8.1 million, or 111.4% and $40.2 million, or 339.1%, for the three and nine months ended September 30, 2017, as compared to the same periods in 2016. The increase in loss before income taxes for the third quarter and the first nine months is primarily due to decreased net investment related gains, decreased other revenues and higher other operating expenses partially offset by increased investment income.
Total revenues decreased by $1.1 million, or 2.1%, and $19.5 million, or 13.4%, for the three and nine months ended September 30, 2017, as compared to the same periods in 2016. The decrease for the third quarter is primarily due to a $5.3 million decrease in investment related gains (losses), net, largely caused by an increase in other-than-temporary impairments on fixed maturity securities and other impairment charges of $3.2 million. The third quarter decrease was partially offset by a $7.6 million increase in investment income related to an increase in unallocated invested assets and higher investment yields, primarily due to a higher level of variable investment income. The decrease for the first nine months is primarily due to a decrease of $43.9 million in investment related gains (losses), net, mainly related to an increase in other-than-temporary impairments on fixed maturity securities and other impairment charges of $12.9 million and a reduction in net gains on the sale of investments of $25.2 million. The decrease for the first nine months was partially offset by an increase of $27.0 million in investment income related to an increase in unallocated invested assets and higher investment yields, primarily due to a higher level of variable investment income.
Total benefits and expenses increased by $7.1 million, or 12.2%, and $20.6 million, or 13.1%, for the three and nine months ended September 30, 2017, as compared to the same periods in 2016. The increase of total benefits and expenses in the third quarter is primarily due to a $13.2 million increase in other operating expenses, primarily related to compensation and consulting expenses, partially offset by a reduction in interest expense of $6.2 million. The increase in total benefits and expenses in the first nine months was primarily due to an increase in interest expense and other operating expenses offset by an increase in other insurance income, related to the offset to capital charges allocated to the operating segments. The increase in interest expense in the first nine months is primarily due to the issuance of $800.0 million in long-term debt in June 2016, which was partially offset by the repayment of $300.0 million of long-term debt in 2017, and a lower reduction in tax-related interest expense primarily resulting from settlement with the taxing authority in 2016.

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
Current Market Environment
The current interest rate environment in select markets, primarily the U.S. and Canada, continues to negatively affect the Company’s earnings. However, the Company’s average investment yield, excluding spread business, has begun to increase, which for the nine months ended September 30, 2017 was 4.61%, 8 basis points above the same period in 2016. The Company’s insurance liabilities, in particular its annuity products, are sensitive to changing market factors. Gross unrealized gains on fixed maturity and equity securities available-for-sale increased from $2,246.5 million at December 31, 2016 to $2,651.5 million at September 30, 2017. Gross unrealized losses decreased from $374.9 million at December 31, 2016 to $163.2 million at September 30, 2017.
The Company continues to be in a position to hold any investment security showing an unrealized loss until recovery, provided it remains comfortable with the credit of the issuer. As indicated above, gross unrealized gains on investment securities of $2,651.5 million remain well in excess of gross unrealized losses of $163.2 million as of September 30, 2017. The Company does not rely on short-term funding or commercial paper and to date it has experienced no liquidity pressure, nor does it anticipate such pressure in the foreseeable future.
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

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Interest expense	$44,697	$50,826	$132,018	$119,700
Capital contributions to subsidiaries	10,000	46,002	28,500	87,002
Dividends to shareholders	32,271	26,288	85,086	74,034
Interest and dividend income	23,635	227,819	75,916	283,712
Issuance of unaffiliated debt	—	—	—	799,984

	September 30, 2017	December 31, 2016
Cash and invested assets	$862,480	$1,443,755
See Item 15, Schedule II - “Condensed Financial Information of the Registrant” in the 2016 Annual Report for additional financial information related to RGA.

The undistributed earnings of substantially all of the Company’s foreign subsidiaries have been reinvested indefinitely in those non-U.S. operations, as described in Note 9 - “Income Tax” of the Notes to Consolidated Financial Statements in the 2016 Annual Report. Under current tax laws, should the Company repatriate such earnings, it may be subject to additional U.S. income taxes and foreign withholding taxes.
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
Details underlying dividend and share repurchase program activity were as follows (in thousands, except share data):

	Nine months ended September 30,
	2017	2016
Dividends to shareholders	$85,086	$74,034
Repurchases of treasury stock	26,897	116,522
Total amount paid to shareholders	$111,983	$190,556

Number of shares repurchased	208,680	1,356,892
Average price per share	$128.89	$85.87
In October 2017, RGA’s board of directors declared a quarterly dividend of $0.50 per share. All future payments of dividends are at the discretion of RGA’s board of directors and will depend on the Company’s earnings, capital requirements, insurance regulatory conditions, operating conditions, and other such factors as the board of directors may deem relevant. The amount of dividends that RGA can pay will depend in part on the operations of its reinsurance subsidiaries. See Note 3 - “Equity” in the Notes to Condensed Consolidated Financial Statements for information on the Company’s share repurchase program.
Debt
Certain of the Company’s debt agreements contain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of consolidated net worth, maximum ratios of debt to capitalization and change of control provisions. The Company is required to maintain a minimum consolidated net worth, as defined in the debt agreements, of $3.5 billion, calculated as of the last day of each fiscal quarter. Also, consolidated indebtedness, calculated as of the last day of each fiscal quarter, cannot exceed 35% of the sum of the Company’s consolidated indebtedness plus adjusted consolidated stockholders’ equity. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the various agreements. Additionally, the Company’s debt agreements contain cross-default covenants, which would make outstanding borrowings immediately payable in the event of a material uncured covenant default under any of the agreements, including, but not limited to, non-payment of indebtedness when due for an amount in excess of $100.0 million, bankruptcy proceedings, or any other event which results in the acceleration of the maturity of indebtedness. As of September 30, 2017 and December 31, 2016, the Company had $2.8 billion and $3.1 billion, respectively, in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, available liquidity at the holding company, and the Company’s ability to raise additional funds.
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
The Company may borrow up to $850.0 million in cash and obtain letters of credit in multiple currencies on a revolving credit facility that expires in September 2019. As of September 30, 2017, the Company had no cash borrowings outstanding and $97.2 million in issued, but undrawn, letters of credit under this facility. As of September 30, 2017 and December 31, 2016, the average interest rate on short-term and long-term debt outstanding was 5.15% and 5.16%, respectively.

Based on the historic cash flows and the current financial results of the Company, management believes RGA’s cash flows will be sufficient to enable RGA to meet its obligations for at least the next 12 months.
Credit and Committed Facilities
At September 30, 2017, the Company maintained an $850.0 million syndicated revolving credit facility and certain committed letter of credit facilities aggregating $1,349.1 million. See Note 13 - “Debt” in the Notes to Consolidated Financial Statements in the 2016 Annual Report for further information about these facilities.
The Company has obtained bank letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions similar to those described in the “Debt” discussion above. At September 30, 2017, there were approximately $133.4 million of outstanding bank letters of credit in favor of third parties. Additionally, in accordance with applicable regulations, the Company utilizes letters of credit to secure statutory reserve credits when it retrocedes business to its affiliated subsidiaries. The Company cedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions, such as the U.S. and the UK. The Company believes the capital required to support the business in the affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of September 30, 2017, $1.5 billion in letters of credit from various banks were outstanding, but undrawn, backing reinsurance between the various subsidiaries of the Company.
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
Additional sources of liquidity to meet unexpected cash outflows in excess of operating cash inflows and current cash and equivalents on hand include selling short-term investments or fixed maturity securities and drawing funds under a revolving credit facility, under which the Company had availability of $752.8 million as of September 30, 2017. The Company also has $1.1 billion of funds available through collateralized borrowings from the FHLB as of September 30, 2017. As of September 30, 2017, the Company could have borrowed these additional amounts without violating any of its existing debt covenants.
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

	For the nine months ended September 30,
	2017	2016
	(Dollars in thousands)
Sources:
Net cash provided by operating activities	$1,104,499	$1,019,872
Proceeds from long-term debt issuance	—	799,984
Exercise of stock options, net	4,450	11,752
Change in cash collateral for derivative positions and other arrangements	—	24,749
Cash provided by changes in universal life and other
investment type policies and contracts	438,774	487,808
Effect of exchange rate changes on cash	43,699	25,436
Total sources	1,591,422	2,369,601

Uses:
Net cash used in investing activities	1,056,334	2,247,406
Dividends to stockholders	85,086	74,034
Repayment of collateral finance and securitization notes	56,637	60,971
Debt issuance costs	—	9,026
Principal payments of long-term debt	301,927	1,850
Purchases of treasury stock	41,360	121,896
Change in cash collateral for derivatives and other arrangements	46,206	—
Total uses	1,587,550	2,515,183
Net change in cash and cash equivalents	$3,872	$(145,582)
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
Contractual Obligations
There were no material changes in the Company’s contractual obligations from those previously reported.
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
The Company’s liquidity position (cash and cash equivalents and short-term investments) was $1,285.2 million and $1,277.4 million at September 30, 2017 and December 31, 2016, respectively. Cash and cash equivalents includes cash collateral received from derivative counterparties of $174.1 million and $254.5 million as of September 30, 2017 and December 31, 2016, respectively. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in other liabilities in the Company’s condensed consolidated balance sheets. Liquidity needs are determined from valuation analyses conducted by operational units and are driven by product portfolios. Periodic evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.
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
The Company is a member of the FHLB and holds $67.9 million of FHLB common stock, which is included in other invested assets on the Company’s condensed consolidated balance sheets. Membership provides the Company access to borrowing arrangements (“advances”) and funding agreements, discussed below, with the FHLB. The Company did not have any advances from the FHLB at September 30, 2017 and December 31, 2016. The Company’s average outstanding balance of advances was $8.2 million and $17.0 million during the third quarter and the first nine months of 2017, respectively, and was $0.5 million and $29.5 million during the third quarter and the first nine months of 2016, respectively. Interest on advances is reflected in interest expense on the Company’s condensed consolidated statements of income.
In addition, the Company has also entered into funding agreements with the FHLB under guaranteed investment contracts whereby the Company has issued the funding agreements in exchange for cash and for which the FHLB has been granted a blanket lien on the Company’s commercial and residential mortgage-backed securities and commercial mortgage loans used to collateralize the Company’s obligations under the funding agreements. The Company maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreements represented by this blanket lien provide that upon any event of default by the Company, the FHLB’s recovery is limited to the amount of the Company’s liability under the outstanding funding agreements. The amount of the Company’s liability for the funding agreements with the FHLB under guaranteed investment contracts was $1.4 billion and $1.1 billion at September 30, 2017 and December 31, 2016, respectively, which is included in interest sensitive contract liabilities on the Company’s condensed consolidated balance sheets. The advances on these agreements are collateralized primarily by commercial and residential mortgage-backed securities, commercial mortgage loans, and U.S. Treasury and government agency securities. The amount of collateral exceeds the liability and is dependent on the type of assets collateralizing the guaranteed investment contracts.
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
Portfolio Composition
The Company had total cash and invested assets of $50.9 billion and $46.0 billion at September 30, 2017 and December 31, 2016, respectively, as illustrated below (dollars in thousands):

	September 30, 2017	% of Total	December 31, 2016	% of Total
Fixed maturity securities, available-for-sale	$36,381,742	71.5%	$32,093,625	69.6%
Mortgage loans on real estate	4,322,329	8.5	3,775,522	8.2
Policy loans	1,340,146	2.6	1,427,602	3.1
Funds withheld at interest	6,020,336	11.8	5,875,919	12.8
Short-term investments	80,582	0.2	76,710	0.2
Other invested assets	1,532,523	3.0	1,591,940	3.5
Cash and cash equivalents	1,204,590	2.4	1,200,718	2.6
Total cash and invested assets	$50,882,248	100.0%	$46,042,036	100.0%
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

	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Increase/ (Decrease)	2017	2016	Increase/ (Decrease)
Average invested assets at amortized cost	$25,887,338	$24,128,430	7.3%	$25,136,119	$22,982,245	9.4%
Net investment income	305,632	263,111	16.2%	863,724	777,157	11.1%
Investment yield (ratio of net investment income to average invested assets)	4.81%	4.43%	38 bps	4.61%	4.53%	8 bps

Investment yield increased for the three and nine months ended September 30, 2017 in comparison to the same period in the prior year primarily due to increased income from bond make-whole premiums and limited partnership and joint venture investments, both of which are included in other invested assets on the condensed consolidated balance sheets.
Fixed Maturity and Equity Securities Available-for-Sale
See “Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables that provide the amortized cost, unrealized gains and losses, estimated fair value of fixed maturity and equity securities, and the other-than-temporary impairments in AOCI by sector as of September 30, 2017 and December 31, 2016.
The Company’s fixed maturity securities are invested primarily in corporate bonds, mortgage- and asset-backed securities, and U.S. and foreign government securities. As of September 30, 2017 and December 31, 2016, approximately 95.7% and 95.0%, respectively, of the Company’s consolidated investment portfolio of fixed maturity securities were investment grade.
Important factors in the selection of investments include diversification, quality, yield, call protection and total rate of return potential. The relative importance of these factors is determined by market conditions and the underlying reinsurance liability and existing portfolio characteristics. The largest asset class in which fixed maturity securities were invested was corporate securities, which represented approximately 61.9% and 61.1% of total fixed maturity securities as of September 30, 2017 and December 31, 2016, respectively. See “Corporate Fixed Maturity Securities” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables showing the major industry types, which comprise the corporate fixed maturity holdings at September 30, 2017 and December 31, 2016.

As of September 30, 2017, the Company’s investments in Canadian and Canadian provincial government securities represented 11.0% of the fair value of total fixed maturity securities compared to 11.4% of the fair value of total fixed maturity securities at December 31, 2016. These assets are primarily high quality, long duration provincial strips, the valuation of which is closely linked to the interest rate curve. These assets are longer in duration and held primarily for asset/liability management to meet Canadian regulatory requirements. See “Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables showing the various sectors as of September 30, 2017 and December 31, 2016.
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
The quality of the Company’s available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity security portfolio, at September 30, 2017 and December 31, 2016 was as follows (dollars in thousands):

		September 30, 2017			December 31, 2016
NAIC Designation	Rating Agency Designation	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
1	AAA/AA/A	$22,095,642	$23,989,873	66.0%	$19,813,653	$21,369,081	66.5%
2	BBB	10,233,331	10,792,989	29.7	8,834,469	9,162,483	28.5
3	BB	1,107,086	1,143,449	3.1	944,839	955,735	3.0
4	B	360,643	374,478	1.0	414,087	411,138	1.3
5	CCC and lower	86,984	74,093	0.2	187,744	177,481	0.6
6	In or near default	6,282	6,860	—	16,995	17,707	0.1
	Total	$33,889,968	$36,381,742	100.0%	$30,211,787	$32,093,625	100.0%

The Company’s fixed maturity portfolio includes structured securities. The following table shows the types of structured securities the Company held at September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017		December 31, 2016
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Residential mortgage-backed securities:
Agency	$891,508	$917,589	$579,686	$602,549
Non-agency	753,871	761,716	678,353	676,027
Total residential mortgage-backed securities	1,645,379	1,679,305	1,258,039	1,278,576
Commercial mortgage-backed securities	1,293,296	1,313,322	1,342,440	1,363,654
Asset-backed securities	1,680,918	1,694,568	1,443,822	1,429,344
Total	$4,619,593	$4,687,195	$4,044,301	$4,071,574
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
Asset-backed securities include credit card and automobile receivables, student loans, home equity loans and collateralized debt obligations (primarily collateralized loan obligations). The Company owns floating rate securities that represent approximately

14.0% and 12.9% of the total fixed maturity securities at September 30, 2017 and December 31, 2016, respectively. These investments have a higher degree of income variability than the other fixed income holdings in the portfolio due to the floating rate nature of the interest payments. The Company holds these investments to match specific floating rate liabilities primarily reflected in the condensed consolidated balance sheets as collateral finance notes, as well as to enhance asset management strategies. In addition to the risks associated with floating rate securities, principal risks in holding asset-backed securities are structural, credit and capital market risks. Structural risks include the securities’ cash flow priority in the capital structure and the inherent prepayment sensitivity of the underlying collateral. Credit risks include the adequacy and ability to realize proceeds from the collateral. Credit risks are mitigated by credit enhancements which include excess spread, over-collateralization and subordination. Capital market risks include general level of interest rates and the liquidity for these securities in the marketplace.
The Company monitors its fixed maturity and equity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, the length of time and the extent to which the market value has been below amortized cost, compliance with covenants, general market and industry sector conditions, current intent and ability to hold securities, and various other subjective factors. Based on management’s judgment, securities determined to have an other-than-temporary impairment in value are written down to fair value. See “Investments – Other-than-Temporary Impairment” in Note 2 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in the 2016 Annual Report for additional information. The table below summarizes other-than-temporary impairments and changes in the mortgage loan provision for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Impairment losses on available-for-sale securities:
Fixed maturity securities	$390	$—	$20,980	$34,663
Equity securities	889	—	889	—
Other impairment losses	1,469	15	7,776	2,178
Change in mortgage loan provision	977	247	1,444	(67)
Total	$3,725	$262	$31,089	$36,774
The fixed maturity impairments for the three and nine months ended September 30, 2017 and 2016 were largely related to high-yield corporate securities. The equity impairments for the three and nine months ended September 30, 2017 were related to an equity position received as part of a debt restructuring. In addition, other impairment losses for the three and nine months ended September 30, 2017 and 2016 are primarily due to impairments on limited partnerships.
At September 30, 2017 and December 31, 2016, the Company had $163.2 million and $374.9 million, respectively, of gross unrealized losses related to its fixed maturity and equity securities. The distribution of the gross unrealized losses related to these securities is shown below.

	September 30, 2017	December 31, 2016
Sector:
Corporate securities	59.6%	61.6%
Canadian and Canada provincial governments	1.5	0.9
Residential mortgage-backed securities	5.1	3.6
Asset-backed securities	3.1	6.4
Commercial mortgage-backed securities	3.3	2.1
State and political subdivisions	3.7	3.3
U.S. government and agencies	19.0	16.8
Other foreign government, supranational and foreign government-sponsored enterprises	4.7	5.3
Total	100.0%	100.0%
Industry:
Finance	15.3%	20.1%
Asset-backed	3.1	6.4
Industrial	40.1	32.9
Mortgage-backed	8.4	5.7
Government	28.9	26.3
Utility	4.2	8.6
Total	100.0%	100.0%

See “Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the total gross unrealized losses for fixed maturity and equity securities at September 30, 2017 and December 31, 2016, respectively, where the estimated fair value had declined and remained below amortized cost by less than 20% or more than 20%.
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
See “Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables that present the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for fixed maturity and equity securities that have estimated fair values below amortized cost, by class and grade security, as well as the length of time the related market value has remained below amortized cost as of September 30, 2017 and December 31, 2016.
As of September 30, 2017 and December 31, 2016, the Company classified approximately 5.9% and 6.9%, respectively, of its fixed maturity securities in the Level 3 category (refer to Note 6 – “Fair Value of Assets and Liabilities” in the Notes to Condensed Consolidated Financial Statements for additional information). These securities primarily consist of private placement corporate securities, bank loans, Canadian provincial strips, below investment grade mortgage-backed securities and subprime asset-backed securities with inactive trading markets.
See “Securities Borrowing, Lending and Other” in Note 4 - “Investments” in the Notes to Condensed Consolidated Financial Statements for information related to the Company’s securities borrowing, repurchase and repurchase/reverse repurchase programs.
Mortgage Loans on Real Estate
Mortgage loans represented approximately 8.5% and 8.2% of the Company’s cash and invested assets as of September 30, 2017 and December 31, 2016, respectively. The Company’s mortgage loan portfolio consists of U.S. and Canada based investments primarily in commercial offices, light industrial properties and retail locations. The mortgage loan portfolio is diversified by geographic region and property type. Additional information on geographic concentration and property type can be found under “Mortgage Loans on Real Estate” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements.
As of September 30, 2017 and December 31, 2016, the Company’s mortgage loans, gross of unamortized deferred loan origination fees and expenses and valuation allowances, were distributed geographically as follows (dollars in thousands):

	September 30, 2017		December 31, 2016
	Recorded Investment	% of Total	Recorded Investment	% of Total
U.S. Region:
Pacific	$1,304,056	30.1	$1,112,636	29.4%
South Atlantic	858,474	19.8	782,509	20.7
Mountain	688,609	15.9	615,915	16.3
East North Central	529,007	12.2	422,512	11.2
West North Central	305,894	7.1	318,212	8.4
West South Central	359,680	8.3	317,194	8.4
Middle Atlantic	107,453	2.5	92,683	2.4
East South Central	97,379	2.2	57,216	1.5
New England	9,191	0.2	9,346	0.2
Subtotal - U.S.	4,259,743	98.3	3,728,223	98.5
Canada	74,254	1.7	54,984	1.5
Total	$4,333,997	100.0%	$3,783,207	100.0%

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
Policy Loans
Policy loans comprised approximately 2.6% and 3.1% of the Company’s cash and invested assets as of September 30, 2017 and December 31, 2016, respectively, the majority of which are associated with one client. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. The Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.
Funds Withheld at Interest
Funds withheld at interest comprised approximately 11.8% and 12.8% of the Company’s cash and invested assets as of September 30, 2017 and December 31, 2016, respectively. For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company, and are reflected as funds withheld at interest on the Company’s condensed consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances against amounts owed by the ceding company. Interest accrues to the total funds withheld at interest assets at rates defined by the treaty terms. Additionally, under certain treaties the Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had an average financial strength rating of “A” at September 30, 2017 and December 31, 2016. Certain ceding companies maintain segregated portfolios for the benefit of the Company.
Other Invested Assets
Other invested assets include equity securities, limited partnership interests, joint ventures (other than operating joint ventures), structured loans, derivative contracts, FVO contractholder-directed unit-linked investments, FHLB common stock and equity release mortgages. Other invested assets represented approximately 3.0% and 3.5% of the Company’s cash and invested assets as of September 30, 2017 and December 31, 2016, respectively. See “Other Invested Assets” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the carrying value of the Company’s other invested assets by type as of September 30, 2017 and December 31, 2016.
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
See Note 5 - “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the notional amounts and fair value of investment related derivative instruments held at September 30, 2017 and December 31, 2016.
The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value at the reporting date plus or minus any collateral posted or held by the Company. The Company had no net credit exposure related to its derivative contracts, excluding futures and mortality swaps, at September 30, 2017 and December 31, 2016, as the net amount of collateral pledged to the Company from counterparties exceeded the fair value of the derivative contracts.
The Company manages its credit risk related to over-the-counter derivatives by entering into transactions with creditworthy counterparties, maintaining collateral arrangements and through the use of master agreements that provide for a single net payment to be made by one counterparty to another at each due date and upon termination. Certain of the Company’s OTC derivatives are cleared derivatives, which are bilateral transactions between the Company and a counterparty where the transactions are cleared through a clearinghouse, such that each derivative counterparty is only exposed to the default of the clearinghouse. As exchange-

traded futures are affected through regulated exchanges, and positions are marked to market on a daily basis, the Company has minimal exposure to credit-related losses in the event of nonperformance by counterparties. See Note 5 - “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for more information regarding the Company’s derivative instruments.
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
Risk Categories
The Company groups its risks into the following categories: Insurance risk, Market and Credit risk, Capital risk, Operational risk and Strategic risk. Specific risk assessments and descriptions can be found below and in Item 1A - “Risk Factors” of the 2016 Annual Report.
Insurance Risk
Insurance risk is the risk of lower or negative earnings and potentially a reduction in enterprise value due to a greater amount of benefits and related expenses paid than expected, or from non-market related adverse policyholder or client behavior. The Company uses multiple approaches to managing insurance risk: active insurance risk assessment and pricing appropriately for the risks assumed, transferring undesired risks, and managing the retained exposure prudently. These strategies are explained below.
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
Real Estate Risk
Real Estate risk is the risk that changes in the level and volatility of real estate market valuations may impact the profitability, value or solvency position of the Company. The Company has investments in direct real estate equity and debt instruments collateralized by real estate (“real estate loans”). Real estate equity risks include significant reduction in valuations, which could be caused by downturns in the broad economy or in specific geographic regions or sectors. In addition, real estate loan risks include defaults, borrower or tenant bankruptcy and reduced liquidity. Real estate loan risks are partially mitigated by the excess of the value of the property over the loan principle, which provides a buffer should the value of the real estate decrease. The Company manages its real estate loan risk by diversifying by property type and geography and through exposure limits.
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
Alternative Investments
Alternative investments are investments in non-traditional asset classes that primarily back the Company’s capital and surplus. The Company generally restricts the alternative investments portfolio to non-liability supporting assets: that is, free surplus. Alternative investments generally encompass: hedge funds, emerging markets debt, distressed debt, commodities, infrastructure, tax credits, and equities, both public and private. The Company mitigates its exposure to alternative investments by limiting the size of the alternative investments holding and using per-issuer investment limits.
Fixed Indexed Annuities
The Company reinsures fixed indexed annuities (“FIAs”). Credits for FIAs are affected by changes in equity markets. Thus the fair value of the benefit is primarily a function of index returns and volatility. The Company hedges most of the underlying FIA equity exposure with derivatives.

Variable Annuities
The Company reinsures variable annuities including those with guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”) and guaranteed minimum withdrawal benefits (“GMWB”). Strong equity markets, increases in interest rates and decreases in equity market volatility will generally decrease the fair value of the liabilities underlying the benefits. Conversely, a decrease in the equity markets along with a decrease in interest rates and an increase in equity market volatility will generally result in an increase in the fair value of the liabilities underlying the benefits, which has the effect of increasing reserves and lowering earnings. The Company maintains a customized dynamic hedging program that is designed to substantially mitigate the risks associated with income volatility around the change in reserves on guaranteed benefits, ignoring the Company’s own credit risk assessment. However, the hedge positions may not fully offset the changes in the carrying value of the guarantees due to, among other things, time lags, high levels of volatility in the equity and derivative markets, extreme swings in interest rates, unexpected contract holder behavior, and divergence between the performance of the underlying funds and hedging indices. These factors, individually or collectively, may have a material adverse effect on the Company’s net income, financial condition or liquidity. The table below provides a summary of variable annuity account values and the fair value of the guaranteed benefits as of September 30, 2017 and December 31, 2016.

(dollars in millions)	September 30, 2017	December 31, 2016
No guaranteed minimum benefits	$940	$731
GMDB only	180	58
GMIB only	23	5
GMAB only	25	28
GMWB only	1,361	1,334
GMDB / WB	340	335
Other	33	19
Total variable annuity account values	$2,902	$2,510
Fair value of liabilities associated with living benefit riders	$168	$185
Credit Risk
Credit risk, which includes default risk, is risk of loss due to credit quality deterioration of an individual financial asset, derivative or non-derivative contract or instrument. Credit quality deterioration may or may not be accompanied by a ratings downgrade. Generally, the credit exposure for an asset is limited to the fair value, net of any collateral received, at the reporting date.
Investment Credit Risk
Investment credit risk is credit risk related to invested assets. The Company manages investment credit risk using per-issuer investment limits. In addition to per-issuer limits, the Company also limits the total amounts of investments per rating category. An automated compliance system checks for compliance for all investment positions and sends warning messages when there is a breach. The Company manages its credit risk related to over-the-counter derivatives by entering into transactions with creditworthy counterparties, maintaining collateral arrangements and through the use of master agreements that provide for a single net payment to be made by one counterparty to another at each due date and upon termination. Because futures are transacted through regulated exchanges, and positions are marked to market on a daily basis, the Company has minimal exposure to credit-related losses in the event of nonperformance by counterparties to such derivative instruments.
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
Generally, RGA’s insurance subsidiaries retrocede amounts in excess of their retention to certain other RGA insurance subsidiaries. External retrocessions are arranged through the Company’s retrocession pools for amounts in excess of its retention. As of September 30, 2017, all retrocession pool members in this excess retention pool rated by the A.M. Best Company were rated “A-” or better. A rating of “A-” is the fourth highest rating out of sixteen possible ratings. For a majority of the retrocessionaires that were not rated, letters of credit or trust assets have been given as additional security. In addition, the Company performs annual financial and in force reviews of its retrocessionaires to evaluate financial stability and performance.
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
New Accounting Standards
See Note 12 — “New Accounting Standards” in the Notes to Condensed Consolidated Financial Statements.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in the Company’s quantitative or qualitative aspects of market risk during the quarter ended September 30, 2017 from that disclosed in the 2016 Annual Report. See “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market and Credit Risk”, which is included herein, for additional information.

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
There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table summarizes RGA’s repurchase activity of its common stock during the quarter ended September 30, 2017:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program
July 1, 2017 - July 31, 2017	1,320	$131.02	—	$400,000,000
August 1, 2017 - August 31, 2017	25,841	$140.23	—	$400,000,000
September 1, 2017 - September 30, 2017	209,344	$128.91	208,680	$373,103,074

(1)
RGA repurchased 208,680 shares of common stock under its share repurchase program for $26.9 million during September 2017. The Company net settled - issuing 3,190, 65,078 and 2,648 shares from treasury and repurchasing from recipients 1,320, 25,841 and 664 shares in July, August and September, respectively, in settlement of income tax withholding requirements incurred by the recipients of an equity incentive award.

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

Reinsurance Group of America, Incorporated
Date: November 2, 2017	By:	/s/ Anna Manning
Anna Manning
President & Chief Executive Officer
(Principal Executive Officer)
Date: November 2, 2017	By:	/s/ Todd C. Larson
Todd C. Larson
Senior Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)