Form 10-K
period 2017-12-31
REINSURANCE GROUP OF AMERICA INC
filed 2018-02-27
CIK 898174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2017

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number 1-11848
REINSURANCE GROUP OF AMERICA, INCORPORATED
(Exact name of registrant as specified in its charter)

Missouri	43-1627032
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16600 Swingley Ridge Road, Chesterfield, Missouri	63017
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (636) 736-7000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01	New York Stock Exchange
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
Large accelerated filer ☒       Accelerated filer ☐        Non-accelerated filer  ☐        Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company.  Yes ☐  No ☒
The aggregate market value of the stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2017, as reported on the New York Stock Exchange was approximately $8.3 billion.
As of January 31, 2018, 64,481,393 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders (“the Proxy Statement”) to be held May 23, 2018, to be filed by the Registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2017.

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
In the U.S., the introduction of the certified reinsurer has provided an alternative way to manage collateral requirements. In 2014, RGA Americas was designated as a certified reinsurer by the Missouri Department of Insurance, Financial Institutions and Professional Registration (“MDOI”). This designation allows the Company to retrocede business to RGA Americas in lieu of using captives for collateral requirements. Effective in 2017, principles-based reserves are permitted in the U.S. During 2016, the NAIC amended the standard valuation law to adopt life principles-based reserving that was effective January 1, 2017, allowing a three-year adoption period. The Company is currently evaluating the impact of the new requirements and expects to defer implementation until 2019. The Company has chosen not to establish captives subject to the new regulations as it evaluates the impact of the regulations on new captives, and how these new captives fit into the Company’s overall risk management and financing programs.
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
Capital Requirements
Risk-Based Capital (“RBC”) guidelines promulgated by the NAIC are applicable to RGA Reinsurance, RCM, Aurora National and Chesterfield Re, and identify minimum capital requirements based upon business levels and asset mix. These subsidiaries maintain capital levels in excess of the amounts required by the applicable guidelines. Timberlake Re, Parkway Re, Rockwood Re and Castlewood Re’s capital requirements are determined solely by their licensing orders issued by their states of domicile. Pursuant to its licensing order issued by the South Carolina Department of Insurance, Timberlake Re only calculates RBC as a means of demonstrating its ability to pay principal and interest on its surplus note issued to Timberlake Financial, L.L.C. (“Timberlake Financial”). It is not otherwise subject to the RBC guidelines. Similarly, Parkway Re, Rockwood Re and Castlewood Re are not subject to the requirements of the NAIC’s RBC guidelines. As a result of the Tax Cuts and Jobs Act of 2017 the U.S. federal statutory tax rate will decline from 35% to 21% starting in 2018. Under the current RBC formula and guidelines the lowering of the federal statutory tax rate alone would cause a decline in the RBC of U.S. insurers and reinsurers assuming other inputs remain constant. The extent of such a decline is not yet known nor is it known whether, or the extent to which, the NAIC will adjust its RBC formula and guidelines to compensate for the use of a lower federal statutory tax rate in the U.S. A decline in the RBC of one or more of the Company’s U.S. insurers can cause the appearance of less capitalization in its U.S. insurers, individually, or when considered as a group.
The development of a group capital calculation by the NAIC will also have relevance to RGA Reinsurance, RCM, Aurora National and Chesterfield Re along with captive reinsurers Timberlake Re, Parkway Re, Rockwood Re and Castlewood Re. While the NAIC is still working on its calculation and has not yet articulated the ways in which it intends U.S. states to use the calculation, the calculation is expected to be used to assess the adequacy of capital within an insurance group domiciled in the U.S., particularly where the group is designated an IAIG by the group supervisor. The Company cannot currently predict the effect that any proposed or future group capital standard will have on its financial condition or operations or the financial condition or operations of its subsidiaries.
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
Pursuant to the South Carolina Director of Insurance, Timberlake Re may declare dividends subject to a minimum Total Adjusted Capital threshold, as defined by the NAIC’s RBC regulation. As of December 31, 2017, Timberlake Re met the minimum required threshold. Any dividends paid by Timberlake Re would be paid to Timberlake Financial, which in turn is subject to contractual limitations on the amount of dividends it can pay to RCM.
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
Additionally, RGA International, operating in the European Economic Area (“EEA”), is subject to the Solvency II measures developed by the European Insurance and Occupational Pensions Authority and will be required to abide by the evolving risk management practices, capital standards and disclosure requirements of the Solvency II framework. Additionally, the

Company’s clients located in the EEA will need to abide by these standards in operating their insurance businesses, including the management of their ceded reinsurance. Currently, insurers and reinsurers located in the EEA are operating under Solvency II. The Company expects Solvency II to have a significant influence on not only the regulation of solvency measures applied to insurers and reinsurers operating within the EEA, but the Company also expects the solvency regulation measures to influence future regulatory structures of countries outside of the EEA, including Japan. Influences of the Solvency II - type framework are already present in the insurance regulation of Bermuda and China and currently influence the solvency measures imposed upon RGA Global and RGA Americas.
As a result of the 2016 Brexit referendum, under which the United Kingdom (“UK”) will exit the European Union, the regulatory approval of RGA International as a reinsurer of insurance business written by UK domiciled insurers is expected to terminate in or around March of 2019. While it currently appears that post Brexit insurance regulation in the UK will permit the separate registration of RGA International as a branch in the UK, there exists questions as to what requirements will be imposed upon reinsurers domiciled outside of the UK after implementation of the Brexit initiative.
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
Additionally, requirements effective in Indonesia and India limit the amount of insurance business that can be ceded to reinsurers not domiciled in those countries. These forced localization requirements have the impact of limiting the amount of reinsurance business RGA can conduct in those countries without the participation of a local reinsurer.
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
Customer Base
The Company provides reinsurance products primarily to the largest life insurance companies in the world. In 2017, the Company’s five largest clients generated approximately $2.0 billion or 18.4% of the Company’s gross premiums. In addition, 24 other clients each generated annual gross premiums of $100.0 million or more, and the aggregate gross premiums from these clients represented approximately 39.9% of the Company’s gross premiums. No individual client generated 10% or more of the Company’s total gross premiums. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.
Competition
New reinsurance opportunities continue to be highly price competitive; however, winning this business also requires companies to be financially strong, provide flexible terms and conditions, have a positive reputation, deliver excellent service, and demonstrate experience in the types of business underwritten. The Company’s competition includes other reinsurance companies, other providers of financial services, and more recently, private equity firms. The Company believes that its primary global reinsurance competitors are the following, or their affiliates: Munich Re, Swiss Re, Hannover Re and SCOR Global Re. In addition, the Company may compete with Pacific Life, Prudential Financial, and Canada Life in select risk acquisition.  Within the reinsurance industry, the competitors can change from year to year and by region.
Employees
As of December 31, 2017, the Company had 2,640 employees located throughout the world. None of these employees are represented by a labor union.

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
The following table sets forth the Company’s premiums attributable to each of its segments for the periods indicated on both a gross assumed basis and net of premiums ceded to third parties:
Gross and Net Premiums by Segment
(in millions)

	Year Ended December 31,
	2017		2016		2015
	Gross	Net	Gross	Net	Gross	Net

U.S. and Latin America:
Traditional	$5,966.7	$5,356.3	$5,865.6	$5,249.6	$5,413.7	$4,806.7
Financial Solutions	23.7	23.7	64.6	24.4	61.0	22.2
Total U.S. and Latin America	5,990.4	5,380.0	5,930.2	5,274.0	5,474.7	4,828.9

Canada:
Traditional	940.1	902.0	965.1	928.6	881.2	838.9
Financial Solutions	38.2	38.2	38.7	38.7	38.0	38.0
Total Canada	978.3	940.2	1,003.8	967.3	919.2	876.9

Europe, Middle East and Africa:
Traditional	1,336.6	1,301.7	1,171.0	1,140.1	1,147.0	1,121.5
Financial Solutions	288.7	163.7	264.7	180.3	260.9	171.8
Total Europe, Middle East and Africa	1,625.3	1,465.4	1,435.7	1,320.4	1,407.9	1,293.3

Asia Pacific:
Traditional	2,107.5	2,053.0	1,731.8	1,681.5	1,592.6	1,551.6
Financial Solutions	2.4	2.4	5.4	5.4	19.5	19.5
Total Asia Pacific	2,109.9	2,055.4	1,737.2	1,686.9	1,612.1	1,571.1

Corporate and Other	0.1	0.1	0.3	0.3	0.5	0.5
Total	$10,704.0	$9,841.1	$10,107.2	$9,248.9	$9,414.4	$8,570.7

The following table sets forth selected information concerning assumed life reinsurance business in force and assumed new business volume by segment for the periods indicated. The terms “in force” and “new business” refer to insurance policy face amounts or net amounts at risk.
Reinsurance Business In Force and New Business by Segment
(in billions)

	As of December 31,
	2017		2016		2015
	In Force	New Business	In Force	New Business	In Force	New Business
U.S. and Latin America:
Traditional	$1,609.8	$99.4	$1,609.3	$126.4	$1,594.3	$203.9
Financial Solutions	2.1	—	2.1	—	2.1	—
Total U.S. and Latin America	1,611.9	99.4	1,611.4	126.4	1,596.4	203.9

Canada:
Traditional	393.9	35.6	355.7	34.9	333.0	38.6
Financial Solutions	—	—	—	—	—	—
Total Canada	393.9	35.6	355.7	34.9	333.0	38.6

Europe, Middle East and Africa:
Traditional	739.0	181.5	603.0	169.8	602.7	171.6
Financial Solutions	—	—	—	—	—	—
Total Europe, Middle East and Africa	739.0	181.5	603.0	169.8	602.7	171.6

Asia Pacific:
Traditional	552.3	78.9	492.2	73.7	462.7	76.9
Financial Solutions	0.2	—	0.2	—	0.3	—
Total Asia Pacific	552.5	78.9	492.4	73.7	463.0	76.9
Total	$3,297.3	$395.4	$3,062.5	$404.8	$2,995.1	$491.0
Reinsurance business in force reflects the addition or acquisition of new life reinsurance business, offset by terminations (e.g., life and group contract terminations, lapses of underlying policies, deaths of insureds, and recapture), changes in foreign currency exchange, and any other changes in the amount of insurance in force. As a result of terminations and other changes, assumed in force amounts at risk of $160.6 billion, $337.4 billion, and $439.4 billion were released in 2017, 2016 and 2015, respectively.
Additional information regarding the operations of the Company’s segments and geographic operations is contained in Note 15 – “Segment Information” in the Notes to Consolidated Financial Statements.
U.S. and Latin America Operations
The U.S. and Latin America operations represented 54.7%, 57.0% and 56.3% of the Company’s net premiums in 2017, 2016 and 2015, respectively. The U.S. and Latin America operations market traditional life and health reinsurance, reinsurance of asset-intensive products, and financial reinsurance, primarily to large U.S. life insurance companies. The U.S. and Latin America operations include business generated by its offices in the U.S., Mexico and Brazil. The offices in Mexico and Brazil provide services to clients in other Latin American countries.
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
The U.S. and Latin America facultative reinsurance operation involves the assessment of the risks inherent in (i) multiple impairments, such as heart disease, high blood pressure, and diabetes; (ii) cases involving large policy face amounts; and (iii) financial risk cases (i.e. cases involving policies disproportionately large in relation to the financial characteristics of the proposed insured). The U.S. and Latin America operations’ marketing efforts have focused on developing facultative relationships with client companies because management believes facultative reinsurance represents a substantial segment of the reinsurance activity of many large insurance companies and also serves as an effective means of expanding the U.S. and Latin America operations’ automatic business. In 2017, 2016 and 2015, approximately 18.3%, 18.5%, and 19.9%, respectively, of the U.S. and Latin America gross premiums were written on a facultative basis.
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
In addition, several of the Company’s U.S. and Latin America clients have purchased life insurance policies insuring the lives of their executives. These policies have generally been issued to fund deferred compensation plans and have been reinsured with the Company. The Company’s consolidated balance sheets included interest-sensitive contract liabilities of $2.0 billion and $2.1 billion and policy loans of $1.3 billion and $1.4 billion as of December 31, 2017 and 2016, respectively, associated with this business.
Financial Solutions - Asset-Intensive Reinsurance
The Company’s U.S. and Latin America Asset-Intensive operations primarily concentrate on the investment risk within underlying annuities and corporate-owned life insurance policies. These reinsurance agreements are mostly structured as coinsurance, coinsurance with funds withheld, or modified coinsurance of primarily investment risk such that the Company recognizes profits or losses primarily from the spread between the investment earnings and the interest credited on the underlying annuity contract liabilities. Reinsurance of such business was reflected in interest-sensitive contract liabilities and future policy benefits of approximately $15.1 billion and $13.1 billion as of December 31, 2017 and 2016, respectively.
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

Customer Base
The U.S. and Latin America operations market life reinsurance primarily to the largest U.S. life insurance companies. The treaties underlying this business generally are terminable by either party on 90 days written notice, but only with respect to future new business. Existing business generally is not terminable, unless the underlying policies terminate or are recaptured. In 2017, the five largest clients generated approximately $1.7 billion or 28.7% of U.S. and Latin America operation’s gross premiums. In addition, 45 other clients each generated annual gross premiums of $20.0 million or more, and the aggregate gross premiums from these clients represented approximately 61.1% of U.S. and Latin America operation’s gross premiums. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.
Canada Operations
The Canada operations represented 9.6%, 10.5%, and 10.2% of the Company’s net premiums in 2017, 2016 and 2015, respectively. The Company operates in Canada primarily through RGA Canada. RGA Canada employs its own underwriting, actuarial, claims, pricing, accounting, systems, marketing and administrative staff in offices located in Montreal and Toronto.
Traditional Reinsurance
In 2017, the Canada Traditional Reinsurance segment assumed $35.6 billion in new business, predominately representing recurring new business, as opposed to in force transactions. Approximately 79.1% of the 2017 recurring new business was written on an automatic basis.
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
Customer Base
Clients include most of the life insurers in Canada, although the number of life insurers is much smaller compared to the U.S. In 2017, the five largest clients generated approximately $519.4 million or 53.1% of Canada operation’s gross premiums. In addition, 10 other clients each generated annual gross premiums of $20.0 million or more, and the aggregate gross premiums from these clients represented approximately 38.7% of Canada operation’s gross premiums. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.
Europe, Middle East and Africa Operations
The Europe, Middle East and Africa (“EMEA”) operations represented 14.9%, 14.3%, and 15.1% of the Company’s net premiums in 2017, 2016 and 2015, respectively. This segment serves clients from subsidiaries, licensed branch offices and/or representative offices primarily located in France, Germany, Ireland, Italy, the Netherlands, Poland, South Africa, Spain, the Middle East region and the UK.
EMEA’s operations in the UK, Continental Europe, South Africa and the Middle East employ their own underwriting, actuarial, claims, pricing, accounting, marketing and administration staffs with additional support services provided by the Company’s staff in the U.S. and Canada.

Traditional Reinsurance
The principal types of reinsurance for this segment include individual and group life and health, critical illness, disability and underwritten annuities. Revenues earned from the traditional reinsurance accounted for 81.4% of the total revenues for the EMEA operations in 2017. Traditional reinsurance in the UK, South Africa, Italy and Germany consists predominantly of long term contracts, which are not terminable for existing risk without recapture or natural expiry, whereas in other markets within the region contracts are predominantly short term, renewing annually. The reinsurance agreements of critical illness coverage occurs primarily in the UK and South Africa and may be either facultative or automatic agreements. Premiums earned from critical illness coverage represented 14.7% of the total net premiums for this segment in 2017.
Financial Solutions
The principal types of reinsurance for this segment include longevity, asset-intensive and financial reinsurance. Longevity reinsurance takes the form of closed block annuity reinsurance and longevity swap structures. Revenues earned from financial solutions accounted for 18.6% of the total revenues for the EMEA operations in 2017. Asset-intensive business for this segment consists of coinsurance of payout annuities. Future policy benefits and interest-sensitive contracts liabilities of approximately $4.7 billion and $3.5 billion as of December 31, 2017 and 2016, respectively, are associated with this business. Financial reinsurance assists ceding companies in meeting applicable regulatory requirements while enhancing their financial strength. These transactions do not qualify as reinsurance under U.S. GAAP, due to low risk nature of transactions and are reported in accordance with deposit accounting guidelines.
Customer Base
In 2017, the UK operations generated approximately $1,004.7 million, or 61.8% of the segment’s gross premiums. In 2017, the five largest clients generated approximately $758.2 million or 46.7% of EMEA operation’s gross premiums. In addition, 18 other clients each generated annual gross premiums of $20.0 million or more, and the aggregate gross premiums from these clients represented approximately 34.3% of EMEA operation’s gross premiums. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.
Asia Pacific Operations
The Asia Pacific operations represented 20.9%, 18.2%, and 18.3% of the Company’s net premiums in 2017, 2016 and 2015, respectively. The Company has a presence in the Asia Pacific region with licensed branch offices and/or representative offices in China, Hong Kong, India, Japan, Malaysia, New Zealand, Singapore, South Korea and Taiwan. The Company has also established a reinsurance subsidiary in Australia in January 1996.
The Asian offices provide full reinsurance services with additional support services provided by the Company’s staff in the U.S. and Canada. In addition, a regional team based in Hong Kong has been established in recent years to provide support to the Asian offices to accommodate business growth in the region. RGA Australia employs its own underwriting, actuarial, claims, pricing, accounting, systems, marketing, and administration service with additional support provided by the Company’s U.S. and International Division Sydney offices.
Traditional Reinsurance
The principal types of reinsurance for the Traditional Reinsurance segment include individual and group life and health, critical illness, disability and superannuation through yearly renewable term and coinsurance agreements. The reinsurance of critical illness coverage provides a benefit in the event of the diagnosis of pre-defined critical illness. Disability reinsurance provides income replacement benefits in the event the policyholder becomes disabled due to accident or illness. Superannuation is the Australian government mandated compulsory retirement savings program. Superannuation funds accumulate retirement funds for employees, and, in addition, typically offer life and disability insurance coverage. Reinsurance agreements may be either facultative or automatic agreements covering primarily individual risks and, in some markets, group risks. Revenues earned from traditional reinsurance accounted for 96.8% of the total revenues for the Asia Pacific operations in 2017. The reinsurance of critical illness coverage occurs primarily in South Korea, Australia, China and Hong Kong. Premiums earned from critical illness coverage represented 29.8% of the total net premiums for this segment in 2017.
Financial Solutions
The Financial Solutions segment includes financial reinsurance, asset-intensive and certain disability and life blocks. Financial reinsurance assists ceding companies in meeting applicable regulatory requirements while enhancing their financial strength. These transactions do not qualify as reinsurance under U.S. GAAP, due to low risk nature of transactions and are reported in accordance with deposit accounting guidelines. Asset-intensive business for this segment primarily concentrates on the investment risk within underlying annuities and life insurance policies. These reinsurance agreements are mostly structured to take on investment risk such that the Company recognizes profits or losses primarily from the spread between the investment earnings and the interest credited on the underlying annuity contract liabilities. The Financial Solutions business occurs primarily in Australia, Hong Kong and Japan.
Customer Base
In 2017, the five largest clients generated approximately $892.5 million or 42.3% of Asia Pacific operation’s gross premiums. In addition, 17 other clients each generated annual gross premiums of $20.0 million or more, and the aggregate gross premiums from these clients represented approximately 37.9% of Asia Pacific operation’s gross premiums. The Australian operations generated approximately $599.8 million, or 28.4% of the total gross premiums for the Asia Pacific operations in 2017. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.
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
Our financial condition and results of operations may also be adversely affected if our actual investment returns and expenses differ from our pricing and reserve assumptions. Changes in economic conditions may lead to changes in market interest rates or changes in our investment strategies, either of which could cause our actual investment returns and expenses to differ from our pricing and reserve assumptions.

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
At the U.S. federal level, the Dodd-Frank Wall Street Reform and Consumer Protection Act established a Financial Stability Oversight Council to identify financial institutions, including insurers and reinsurers that are systemically important to the U.S. financial system.  A finding that RGA or one of our U.S. subsidiaries is systemically important could ultimately subject the identified entity to additional capital requirements based on business levels and asset mix and other supervision.  Such additional scrutiny might also impact our ability to pay dividends.   While we do not currently anticipate that the Financial Stability Oversight Council will find RGA or any of our U.S. subsidiaries to be systemically important, a few of our client insurance companies have been designated systemically important and we anticipate that more could receive such designation.  Designation of our client insurance companies as systemically important could impact us through additional scrutiny of the client’s reinsurance programs with us, including a consideration of the volume of business ceded by the insurer to us.  Moreover, more stringent restrictions may be adopted from time to time in other jurisdictions in which our reinsurance subsidiaries are domiciled, which could, under certain circumstances, significantly reduce or restrict dividends or other amounts payable to us by our subsidiaries unless they obtain approval from insurance regulatory authorities.  We cannot predict the effect that any recommendations of the NAIC or proposed or future legislation or rule-making in the U.S. or elsewhere may have on our business, financial condition or results of operations.
We operate in many jurisdictions around the world and a substantial portion of our operations occur outside of the United States. These international businesses are subject to the insurance, tax and other laws and regulations in the countries in which they are organized and in which they operate. These laws and regulations may apply heightened scrutiny to non-domestic companies, which can adversely affect our operations, liquidity, profitability and regulatory capital. Foreign governments and regulatory bodies from time to time consider legislation and regulations that could subject us to new or different requirements and such changes could negatively impact our operations in the relevant jurisdictions. Certain of our subsidiaries are subject to the Solvency II measures developed by the European Insurance and Occupational Pensions Authority and are required to abide by the evolving risk management practices, capital standards and disclosure requirements of the Solvency II framework. We may also be subject to similar solvency regulations in other regions, such as Bermuda and China, where influences of the Solvency II - type framework are already present in the insurance regulation, and Japan. See “Regulation - International Regulation” in Item 1, Business. As a result, there can be no assurance at this time that Solvency II and such similar solvency regulations will not result in broader consequences to the Company.

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
During 2013 and 2014, U.S. state insurance regulators reviewed the life insurance industries’ use of affiliated captive reinsurers to satisfy certain reserve requirements. As a result of this review, measures were adopted and implemented in 2015 to promote uniformity in both the approval and supervision of such reinsurers. These standards allow current captives to continue in accordance with their previously approved plans, but place restrictions on the use of such captive reinsurers for new programs making them less effective than previous captive programs. As a result captive reinsurance has become less a part of our reserve growth financing than earlier. It is also possible that additional restrictions could be introduced and this could further limit our ability to reinsure certain products, maintain risk based capital ratios and deploy excess capital. As a result, we may need to alter the type and volume of business we reinsure, increase prices on those products, raise additional capital to support higher regulatory reserves or implement higher cost strategies, all of which could adversely impact our competitive position and our financial condition and results of operations. We cannot estimate the impact of discontinuing or altering our captive strategy in response to potential regulatory changes due to many unknown variables such as the cost and availability of alternative capital, potential changes in regulatory reserve requirements under a principle-based reserving approach, changes in acceptable collateral for statutory reserves, the potential introduction of the concept of a “certified reinsurer” in the laws and regulations of certain jurisdictions where we operate, the potential for increased pricing of products offered by us and the potential change in the mix of products sold or offered by us or our clients.
Recently, the U.S. and the European Union negotiated a covered agreement under the authority provided in the Dodd-Frank Wall Street Reform and Consumer Protection Act. The covered agreement is a bilateral trade agreement under which both the U.S. and the member countries of the European Union agreed to eliminate collateral for reinsurance cessions from insurers domiciled in their home jurisdiction to reinsurers domiciled in the foreign jurisdiction, accept each other’s regulators as the group supervisor and rely on the group capital calculation at use in the insurer’s/reinsurer’s home jurisdiction. It is unclear as to how the U.S. regulators will implement the terms of the covered agreement, but it is possible that the certified reinsurer concept could be altered or eliminated in U.S. reinsurance reserve credit regulation. Such alteration or elimination may impact the cost or the availability of alternative capital, which may or may not be offset by the reduction in collateral that may ultimately result from the covered agreement.
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
A significant portion of our net premiums come from our operations outside of the U.S. One of our strategies is to grow these international operations. International operations subject us to various inherent risks. In addition to the regulatory and foreign currency risks identified above, other risks include the following:

•	managing the growth of these operations effectively, particularly given the recent rates of growth;

•	changes in mortality and morbidity experience and the supply and demand for our products that are specific to these markets and that may be difficult to anticipate;

•	political and economic instability in the regions of the world where we operate;

•	uncertainty arising out of foreign government sovereignty over our international operations;

•	potentially uncertain or adverse tax consequences, including the repatriation of earnings from our non-U.S. subsidiaries; and

•	potential reduction in opportunities resulting from market access restrictions.
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
On June 23, 2016, the UK held a referendum in which voters approved an exit from the European Union (“EU”), commonly referred to as “Brexit”. As a result of this referendum, in 2017 the British government formally commenced the process to leave the EU and began negotiating the terms of treaties that will govern the future relationship between the UK and the EU. Although it is unknown what those terms might be, it is possible that there will be greater restrictions, requirements and regulatory complexities on reinsurance provided in the UK by entities located outside of the UK. These changes may adversely affect our business, financial condition or results of operations.
We cannot assure you that we will be able to manage the risks associated with our international operations effectively or that they will not have an adverse effect on our business, financial condition or results of operations.

We depend on the performance of others, and their failure to perform in a satisfactory manner would negatively affect us.
In the normal course of business, we seek to limit our exposure to losses from our reinsurance contracts by ceding a portion of the reinsurance to other insurance enterprises or retrocessionaires. We cannot assure you that these insurance enterprises or retrocessionaires will be able to fulfill their obligations to us. As of December 31, 2017, the retrocession pool members participating in our excess retention pool that have been reviewed by A.M. Best Company, were rated “A-”, the fourth highest rating out of sixteen possible ratings, or better. We are also subject to the risk that our clients will be unable to fulfill their obligations to us under our reinsurance agreements with them.
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
We use the services of third-parties such as asset managers, software vendors and administrators to perform various functions that are important to our business. For instance, we have engaged third party investment managers to manage certain assets where our investment management expertise is limited, who we rely on to provide investment advice and execute investment transactions that are within our investment policy guidelines. Poor performance on the part of these outside vendors could negatively affect our operations and financial performance.
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
Natural disasters and terrorist attacks, as well as epidemics and pandemics, can adversely affect our business, financial condition and results of operations because they exacerbate mortality and morbidity risk. The likelihood, timing, and severity of these events cannot be predicted. A pandemic or other disaster could have a major impact on the global economy or the economies of particular countries or regions, including travel, trade, tourism, the health system, food supply, consumption, overall economic output, as well as on the financial markets. In addition, a pandemic or other disaster that affected our employees or the employees of companies with which we do business could disrupt our business operations. The effectiveness of external parties, including governmental and non-governmental organizations, in combating the spread and severity of such an event could have a material impact on the losses we experience. These events could cause a material adverse effect on our results of operations in any period and, depending on their severity, could also materially and adversely affect our financial condition.
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

We operate in a competitive, dynamic industry and we face intense competition.
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
The insurance and reinsurance industries are subject to ongoing changes from market pressures brought about by customer demands, changes in law, technological innovation, marketing practices and new providers of insurance and reinsurance solutions. Because of these and other factors, we are required to anticipate market trends and make changes to differentiate our products and services from those of our competitors. Failure to anticipate these market trends or to differentiate our products and services may affect our ability to grow or to maintain our current position in the industry. A failure to meet evolving consumer demands by the insurance industry and us through innovative product development, effective distribution channels and investments in technology could adversely affect the insurance industry and our operating results. Similarly, our failure to meet the changing demands of our insurance company clients could negatively impact our financial performance.

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
There are inherent limitations to risk management strategies because there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. If our risk management framework proves ineffective, we may suffer unexpected losses and could be materially adversely affected. As our businesses change and the markets in which we operate evolve, our risk management framework may not evolve at the same pace as those changes. As a result, there is a risk that new business strategies may present risks that are not appropriately identified, monitored or managed. In times of market stress, unanticipated market movements or unanticipated claims experience resulting from adverse mortality, morbidity or policyholder behavior, the effectiveness of our risk management strategies may be limited, resulting in losses. In addition, under difficult or less liquid market conditions, our risk management strategies may not be effective because other market participants may be using the same or similar strategies to manage risk under the same challenging market conditions. In such circumstances, it may be difficult or more expensive for us to mitigate risk due to the activity of such other market participants.
Past or future misconduct by our employees or employees of our vendors could result in violations of law by us, regulatory sanctions and serious reputational or financial harm and the precautions we take to prevent and detect this activity may not be effective in all cases. There can be no assurance that controls and procedures that we employ, which are designed to monitor associates’ business decisions and prevent us from taking excessive or inappropriate risks, will be effective. We review our compensation policies and practices as part of our overall risk management program, but it is possible that our compensation policies and practices could inadvertently incentivize excessive or inappropriate risk taking. If our associates take excessive or inappropriate risks, those risks could harm our reputation and have a material adverse effect on our results of operations or financial condition.

The failure in cyber or other information security systems, as well as the occurrence of unanticipated events affecting our disaster recovery systems and business continuity planning, could impair our ability to conduct business effectively.
Our business is highly dependent upon the effective operation of our computer systems. We rely on these systems for a variety of business functions across our global operations, including for the administration of our business, underwriting, claims, performing actuarial analysis and maintaining financial records. While we maintain liability insurance for cybersecurity and network interruption losses, our insurance may not be sufficient to protect us against all losses.
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

Failure to protect the confidentiality of information could adversely affect our reputation and have a material adverse effect on our business, financial condition and results of operations.
Many jurisdictions in which we operate have enacted laws to safeguard the privacy and security of personal information. Additionally, various government agencies have established rules protecting the privacy and security of such information. These laws and rules vary greatly by jurisdiction. Some of our employees have access to personal information of policy holders. We rely on internal controls to protect the confidentiality of this information. It is possible that an employee could, intentionally or unintentionally, disclose or misappropriate confidential information or our data could be the subject of a cybersecurity attack. If we fail to maintain adequate internal controls or if our employees fail to comply with our policies, misappropriation or intentional or unintentional inappropriate disclosure or misuse of client information could occur. Such internal control inadequacies or non-compliance could materially damage our reputation or lead to civil or criminal penalties, which, in turn, could have a material adverse effect on our business, financial condition and results of operations. In addition, we analyze customer data to better manage our business. There has been increased scrutiny, including from U.S. state regulators, regarding the use of “big data” techniques. We cannot predict what, if any, actions may be taken with regard to “big data,” but any inquiries could cause reputational harm and any limitations could have a material impact on our business, financial condition and results of operations.

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

Risks Related to Our Investments

Adverse capital and credit market conditions and access to credit facilities may significantly affect our ability to meet liquidity needs, access to capital and cost of capital.
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
We also rely on our unsecured credit facilities, including our $850 million syndicated credit facility, as potential sources of liquidity. Our credit facilities contain administrative, reporting, legal and financial covenants, and our syndicated credit facility includes requirements to maintain a specified minimum consolidated net worth and a minimum ratio of consolidated indebtedness to total capitalization. If we were unable to access our credit facilities it could materially impact our capital position. The availability of these facilities could be critical to our credit and financial strength ratings and our ability to meet our obligations as they come due in a market when alternative sources of credit are unavailable.

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

Uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR after 2021 may adversely affect the value of certain of our LIBOR-based assets and liabilities.
Regulators and law enforcement agencies in the United Kingdom and elsewhere are conducting civil and criminal investigations into whether the banks that contribute to the British Bankers’ Association (the “BBA”) in connection with the calculation of daily LIBOR may have been under-reporting or otherwise manipulating or attempting to manipulate LIBOR. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to this alleged manipulation of LIBOR. Actions by the BBA, regulators or law enforcement agencies may result in changes to the manner in which LIBOR is determined or the establishment of alternative reference rates. For example, on July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the trading market for LIBOR-based securities, including certain of our LIBOR-based assets and liabilities. More generally, any of the above changes or any other consequential changes to LIBOR or any other “benchmark” as a result of international, national or other proposals for reform or other initiatives or investigations, or any further uncertainty in relation to the timing and manner of implementation of such changes, could have a material adverse effect on the value of and return on any securities based on or linked to a “benchmark,” such as certain of our LIBOR-based assets and liabilities. We are not able to predict what the impact of such changes may be on our cash flows, financial condition and results of operations.

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
Our shareholders may not receive future dividends. Historically, we have paid quarterly dividends ranging from $0.027 per share in 1993 to $0.50 per share in 2017. All future payments of dividends, however, are at the discretion of our board of directors and will depend on our earnings, capital requirements, insurance regulatory conditions, operating conditions and such other factors as our board of directors may deem relevant. The amount of dividends that we can pay will depend in part on the operations of our reinsurance subsidiaries. Under certain circumstances, we may be contractually prohibited from paying dividends on our common stock due to restrictions associated with certain of our debt securities.

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

We could be subject to additional income tax liabilities.
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Tax laws, regulations and administrative practices in various jurisdictions may be subject to significant change, with or without notice, due to economic, political and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. The U.S. recently enacted tax reform legislation commonly referred to as the U.S. Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform”), which among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating losses, allows for the expensing of certain capital expenditures and implements a number of changes impacting operations outside of the U.S. including, but not limited to, imposing a one-time tax on accumulated post-1986 deferred foreign income that has not previously been subject to tax, modifying the treatment of certain intercompany transactions that are viewed as eroding the U.S. tax base and imposing a minimum tax on overseas operations that operate in low tax jurisdictions.
In addition, a number of countries are actively pursuing changes to their tax laws applicable to multinational corporations. Foreign governments may enact tax laws in response to U.S. Tax Reform that could result in further changes to global taxation and materially affect our financial position and results of operations.
Our ability to minimize additional tax payments by restructuring various aspects of our business operations may be hindered by uncertainty regarding U.S. Tax Reform, other new tax laws and future guidance issued by the U.S. Treasury Department, foreign taxing authorities or insurance regulators. For instance, the U.S. Treasury Department, the IRS, and other standard-setting bodies could interpret or issue guidance on how U.S. Tax Reform will be applied that is different from our interpretations. We continue to examine the impact that U.S. Tax Reform and other tax legislation may have on our business. The impact of such tax legislation on our financial position and operations is uncertain and could be adverse.

Item 1B.         UNRESOLVED STAFF COMMENTS
The Company has no unresolved staff comments from the Securities and Exchange Commission.
Item 2.         PROPERTIES
The Company’s headquarters is located at 16600 Swingley Ridge Road, Chesterfield, Missouri, which comprises approximately 400,000 square feet. In addition, the Company leases approximately 309,000 square feet of office space in 42 locations throughout the world.
Most of the Company’s leases have terms of three to five years; while some leases have longer terms, none exceed 15 years. As provided in Note 12 – “Commitments, Contingencies and Guarantees” in the Notes to Consolidated Financial Statements, the rental expense on operating leases for office space and equipment totaled $15.7 million for 2017.
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
Reinsurance Group of America, Incorporated common stock is traded on the New York Stock Exchange (NYSE) under the symbol “RGA”. On January 31, 2018, there were 26,844 stockholders of record of RGA’s common stock and 64.5 million shares outstanding. The following table presents the high and low closing prices for the common stock on the New York Stock Exchange during the periods indicated and the dividends declared per share during such periods:

	2017			2016
Period	High	Low	Dividends Declared	High	Low	Dividends Declared
First Quarter	$132.25	$122.70	$0.41	$96.36	$78.61	$0.37
Second Quarter	130.52	122.13	0.41	99.29	90.26	0.37
Third Quarter	141.19	127.52	0.50	110.08	93.44	0.41
Fourth Quarter	164.17	140.60	0.50	128.28	107.00	0.41
Issuer Purchases of Equity Securities
The following table summarizes RGA’s repurchase activity of its common stock during the quarter ended December 31, 2017:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program
October 1, 2017 - October 31, 2017	1,171	$143.21	—	$373,103,074
November 1, 2017 - November 30, 2017	11,936	$154.26	—	$373,103,074
December 1, 2017 - December 31, 2017	865	$160.56	—	$373,103,074

(1)
RGA had no repurchases of common stock under its share repurchase program during October, November and December 2017.  The Company net settled - issuing 3,705, 28,520 and 3,594 shares from treasury and repurchasing from recipients 1,171, 11,936 and 865 shares in October, November and December 2017, respectively, in settlement of income tax withholding requirements incurred by the recipients of equity incentive awards.

Comparison of 5-Year Cumulative Total Return
Set forth below is a graph for the Company’s common stock for the period beginning December 31, 2012 and ending December 31, 2017, assuming $100 was invested on December 31, 2012. The graph compares the cumulative total return on the Company’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the cumulative total return of companies in the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Insurance (Life/Health) Index. The indices are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the Company’s common stock, and are not intended to forecast or be indicative of future performance of the common stock.

	Base Period	Cumulative Total Return
	12/12	12/13	12/14	12/15	12/16	12/17
Reinsurance Group of America, Incorporated	$100.00	$147.04	$169.10	$167.63	$250.55	$314.65
S & P 500	100.00	132.39	150.51	152.59	170.84	208.14
S & P Life & Health Insurance	100.00	163.48	166.66	156.14	194.96	226.98

Item 6.         SELECTED FINANCIAL DATA
The following selected financial data has been derived from the Company’s audited consolidated financial statements. The consolidated statement of income data for the years ended December 31, 2017, 2016 and 2015, and the consolidated balance sheet data at December 31, 2017 and 2016 have been derived from the Company’s audited consolidated financial statements included elsewhere herein. The consolidated statement of income data for the years ended December 31, 2014 and 2013, and the consolidated balance sheet data at December 31, 2015, 2014 and 2013 have been derived from the Company’s audited consolidated financial statements not included herein. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere herein.
Selected Consolidated Financial and Operating Data
(in millions, except per share and operating data)

	As of or For the Years Ended December 31,
Income Statement Data	2017	2016	2015	2014	2013
Revenues:
Net premiums	$9,841.1	$9,248.9	$8,570.7	$8,669.9	$8,254.0
Investment income, net of related expenses	2,154.7	1,911.9	1,734.5	1,713.7	1,699.9
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(42.6)	(38.8)	(57.4)	(7.8)	(12.7)
Other-than-temporary impairments on fixed maturity securities transferred to (from) other comprehensive income	—	0.1	—	—	(0.2)
Other investment related gains (losses), net	210.5	132.9	(107.3)	194.0	76.9
Total investment related gains (losses), net	167.9	94.2	(164.7)	186.2	64.0
Other revenues	352.1	266.5	277.7	334.4	300.5
Total revenues	12,515.8	11,521.5	10,418.2	10,904.2	10,318.4
Benefits and expenses:
Claims and other policy benefits	8,518.9	7,993.4	7,489.4	7,406.7	7,304.3
Interest credited	502.1	364.7	337.0	451.0	476.5
Policy acquisition costs and other insurance expenses	1,466.7	1,310.6	1,127.5	1,391.4	1,300.8
Other operating expenses	710.7	645.5	554.0	538.4	466.7
Interest expense	146.0	137.6	142.9	96.7	124.3
Collateral finance and securitization expense	28.6	25.8	22.6	11.5	10.5
Total benefits and expenses	11,373.0	10,477.6	9,673.4	9,895.7	9,683.1
Income before income taxes	1,142.8	1,043.9	744.8	1,008.5	635.3
Provision for income taxes(1)	(679.4)	342.5	242.6	324.5	216.4
Net income	$1,822.2	$701.4	$502.2	$684.0	$418.9
Earnings Per Share
Basic earnings per share	$28.28	$10.91	$7.55	$9.88	$5.82
Diluted earnings per share	27.71	10.79	7.46	9.78	5.78
Weighted average diluted shares, in thousands	65,753	64,989	67,292	69,962	72,461
Dividends per share on common stock	$1.82	$1.56	$1.40	$1.26	$1.08
Balance Sheet Data
Total investments	$51,691.2	$44,841.3	$41,978.3	$36,696.1	$32,441.1
Total assets	60,514.8	53,097.9	50,383.2	44,654.3	39,652.4
Policy liabilities(2)	43,583.0	37,874.0	37,370.8	30,892.2	28,386.1
Long-term debt	2,788.4	3,088.6	2,297.5	2,297.7	2,196.1
Collateral finance and securitization notes	783.9	840.7	899.2	774.0	480.9
Total stockholders’ equity	9,569.5	7,093.1	6,135.4	7,023.5	5,935.5
Total stockholders’ equity per share	148.48	110.31	94.09	102.13	83.87
Operating Data (in billions)
Assumed ordinary life reinsurance in force	$3,297.3	$3,062.5	$2,995.1	$2,943.5	$2,889.9
Assumed new business production	395.4	404.8	491.0	482.0	370.4

(1)	2017 includes the effect of U.S. Tax Reform. See Note 9 - “Income Tax” in the Notes to Consolidated Financial Statements for additional information.

(2)	Policy liabilities include future policy benefits, interest-sensitive contract liabilities, and other policy claims and benefits.

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
Numerous important factors could cause actual results and events to differ materially from those expressed or implied by forward-looking statements including, without limitation, (1) adverse capital and credit market conditions and their impact on the Company’s liquidity, access to capital and cost of capital, (2) the impairment of other financial institutions and its effect on the Company’s business, (3) requirements to post collateral or make payments due to declines in market value of assets subject to the Company’s collateral arrangements, (4) the fact that the determination of allowances and impairments taken on the Company’s investments is highly subjective, (5) adverse changes in mortality, morbidity, lapsation or claims experience, (6) changes in the Company’s financial strength and credit ratings and the effect of such changes on the Company’s future results of operations and financial condition, (7) inadequate risk analysis and underwriting, (8) general economic conditions or a prolonged economic downturn affecting the demand for insurance and reinsurance in the Company’s current and planned markets, (9) the availability and cost of collateral necessary for regulatory reserves and capital, (10) market or economic conditions that adversely affect the value of the Company’s investment securities or result in the impairment of all or a portion of the value of certain of the Company’s investment securities, that in turn could affect regulatory capital, (11) market or economic conditions that adversely affect the Company’s ability to make timely sales of investment securities, (12) risks inherent in the Company’s risk management and investment strategy, including changes in investment portfolio yields due to interest rate or credit quality changes, (13) fluctuations in U.S. or foreign currency exchange rates, interest rates, or securities and real estate markets, (14) adverse litigation or arbitration results, (15) the adequacy of reserves, resources and accurate information relating to settlements, awards and terminated and discontinued lines of business, (16) the stability of and actions by governments and economies in the markets in which the Company operates, including ongoing uncertainties regarding the amount of U.S. sovereign debt and the credit ratings thereof, (17) competitive factors and competitors’ responses to the Company’s initiatives, (18) the success of the Company’s clients, (19) successful execution of the Company’s entry into new markets, (20) successful development and introduction of new products and distribution opportunities, (21) the Company’s ability to successfully integrate acquired blocks of business and entities, (22) action by regulators who have authority over the Company’s reinsurance operations in the jurisdictions in which it operates, (23) the Company’s dependence on third parties, including those insurance companies and reinsurers to which the Company cedes some reinsurance, third-party investment managers and others, (24) the threat of natural disasters, catastrophes, terrorist attacks, epidemics or pandemics anywhere in the world where the Company or its clients do business, (25) interruption or failure of the Company’s telecommunication, information technology or other operational systems, or the Company’s failure to maintain adequate security to protect the confidentiality or privacy of personal or sensitive data stored on such systems, (26) changes in laws, regulations, and accounting standards applicable to the Company, its subsidiaries, or its business, (27) the benefits or burdens associated with the Tax Cuts and Jobs Act of 2017 may be different than expected, (28) the effect of the Company’s status as an insurance holding company and regulatory restrictions on its ability to pay principal of and interest on its debt obligations, and (29) other risks and uncertainties described in this document and in the Company’s other filings with the Securities and Exchange Commission (“SEC”).
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
Overview
The Company is among the leading global providers of life reinsurance and financial solutions, with $3.3 trillion of life reinsurance in force and assets of $60.5 billion as of December 31, 2017. The Company’s historical approach to the reinsurance market has been to focus on large, high-quality life insurers as clients, provide quality facultative underwriting and automatic reinsurance capacity while delivering responsive and flexible service to its clients.
The Company’s underwriting expertise and industry knowledge has allowed it to expand into international markets and now has operations in over 25 countries including locations in Asia Pacific, Europe, the Middle East region and Africa. The

Company generally starts operations from the ground up in new markets as opposed to acquiring existing operations, and it often enters new markets to support its North American clients as they expand internationally. Based on the compilation of information from competitors’ annual reports, the Company believes it is the third-largest global life and health reinsurer in the world based on 2016 life and health reinsurance premiums. The Company conducts business with the majority of the largest U.S. and international life insurance companies. The Company has also developed its capacity and expertise in the reinsurance of longevity risks, asset-intensive products (primarily annuities and corporate-owned life insurance) and financial reinsurance.
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
Historically, the Company’s primary business has been traditional life reinsurance, which involves reinsuring life insurance policies that are often in force for the remaining lifetime of the underlying individuals insured, with premiums earned typically over a period of 10 to 30 years. Each year, however, a portion of the business under existing treaties terminates due to, among other things, lapses or voluntary surrenders of underlying policies, deaths of insureds, and the exercise of recapture options by ceding companies. The Company has expanded its financial solutions business, including significant asset-intensive and longevity risk transactions, which allow its clients to take advantage of growth opportunities and manage their capital, longevity and investment risk.
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
Segment revenue levels can be significantly influenced by currency fluctuations, large transactions, mix of business and reporting practices of ceding companies, and therefore may fluctuate from period to period. Although reasonably predictable over a period of years, segment claims experience can be volatile over shorter periods. See “Results of Operations by Segment” below for further information about the Company’s segments.

Industry Trends
The Company believes that the following trends in the life insurance industry will continue to create demand for life reinsurance.
Outsourcing of Mortality. The Company believes life insurance companies will continue to utilize reinsurance to manage capital and mortality risk and to develop competitive products. The Company believes there has been a decline in the percentage of new business being reinsured in recent years, which has caused premium growth rates in the U.S. life reinsurance market to moderate. The Company believes a decline in new business being reinsured is likely a reaction by ceding companies to a broad-based increase in reinsurance rates in the market, stronger capital positions maintained by ceding companies in recent years and a desire by ceding companies to adjust their risk profiles. However, the Company believes reinsurers will continue to be an integral part of the life insurance market due to their ability to efficiently aggregate a significant volume of life insurance in force, creating economies of scale and greater diversification of risk. As a result of having larger amounts of data at their disposal compared to primary life insurance companies, reinsurers tend to have better insights into mortality trends, creating more efficient pricing for mortality risk.
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

•
Asset-intensive and Longevity Reinsurance and Other Products. The Company intends to continue leveraging its existing client relationships and reinsurance expertise to create customized reinsurance products and solutions. Industry trends, particularly the increased pace of consolidation and reorganization among life insurance companies and changes in products and product distribution along with new solvency requirements, are expected to enhance existing opportunities for asset-intensive and longevity reinsurance and financial solutions products. The Company began reinsuring annuities with guaranteed minimum benefits on a limited basis in 2007. To date, most of the Company’s asset-intensive reinsurance business has been written in the U.S. and the UK; however, additional opportunities outside of the U.S. continue to develop. The Company also provides longevity reinsurance in Europe and Canada, and in 2008 entered the U.S. healthcare reinsurance market with a primary focus on long-term care and Medicare supplement insurance. Additionally, the Company is experiencing growth in health related product offerings, such as critical illness, most notably in select Asian markets. In 2010, the Company expanded into the group reinsurance market in North America with the acquisition of Reliastar Life Insurance Company’s U.S. and Canada operations.

Consolidated Results of Operations
The following table summarizes net income for the periods presented.

	For the years ended December 31,
	2017	2016	2015
Revenues	(Dollars in thousands, except per share data)
Net premiums	$9,841,130	$9,248,871	$8,570,741
Investment income, net of related expenses	2,154,651	1,911,886	1,734,495
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(42,639)	(38,805)	(57,380)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	74	—
Other investment related gains (losses), net	210,519	132,926	(107,370)
Total investment related gains (losses), net	167,880	94,195	(164,750)
Other revenues	352,108	266,559	277,692
Total revenues	12,515,769	11,521,511	10,418,178
Benefits and expenses
Claims and other policy benefits	8,518,917	7,993,375	7,489,382
Interest credited	502,040	364,691	336,964
Policy acquisition costs and other insurance expenses	1,466,646	1,310,540	1,127,486
Other operating expenses	710,690	645,509	554,044
Interest expense	146,025	137,623	142,863
Collateral finance and securitization expense	28,636	25,827	22,644
Total benefits and expenses	11,372,954	10,477,565	9,673,383
Income before income taxes	1,142,815	1,043,946	744,795
Provision for income taxes	(679,366)	342,503	242,629
Net income	$1,822,181	$701,443	$502,166
Earnings per share
Basic earnings per share	$28.28	$10.91	$7.55
Diluted earnings per share	27.71	10.79	7.46
Dividends declared per share	$1.82	$1.56	$1.40
Consolidated net income increased $1.1 billion, or 159.8%, and $199.3 million, or 39.7%, in 2017 and 2016, respectively. Diluted earnings per share were $27.71 in 2017 compared to $10.79 in 2016 and $7.46 in 2015. As a result of the U.S. corporate income tax rate being reduced from 35 percent to 21 percent as part of the Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform”), a net tax benefit was recorded in 2017 of approximately $1.0 billion or $15.72 per diluted share, primarily related to the revaluation of the Company’s net deferred tax liabilities. The estimated impact of U.S. Tax Reform is based on the best information currently available and may change as a result of changes in interpretations and assumptions the Company has made.
Consolidated income before income taxes increased $98.9 million, or 9.5%, and $299.2 million, or 40.2% in 2017 and 2016, respectively. The increase in income before income taxes in 2017 was primarily due to higher investment income, increased other revenues and improved claims experience in Europe, Middle East and Africa (“EMEA”) partially offset by higher interest expense. The increase in investment income is discussed below, the increase in other revenues is largely due to recapture fees as discussed within the Asia Pacific section. The increase in interest expense is discussed within the Corporate and Other section. The increase in income before income taxes in 2016 was primarily due to an increase in investment related gains, higher investment income and improved mortality experience in the U.S. operations compared to the prior year.
The increases in investment related gains reflect changes in the fair value of embedded derivatives on modco or funds withheld treaties in 2017 and 2016, primarily due to changes in credit spreads. The effect of the change in fair value of these embedded derivatives on income is discussed below. Foreign currency exchange fluctuations resulted in decreases to income before income taxes of approximately $1.4 million and $28.9 million in 2017 and 2016, respectively.
The Company recognizes in consolidated income any changes in the value of embedded derivatives on modco or funds withheld treaties, equity-indexed annuity treaties (“EIAs”) and variable annuity products. The combined changes in these three types of embedded derivatives, after adjustment for deferred acquisition costs and retrocession, resulted in an increase to income before income taxes of $209.6 million and $43.7 million in 2017 and 2016, respectively, as compared to the prior years. These fluctuations do not affect current cash flows, crediting rates or spread performance on the underlying treaties. Therefore, management believes it is helpful to distinguish between the effects of changes in these embedded derivatives, net of related hedging activity, and the primary factors that drive profitability of the underlying treaties, namely investment income, fee income, and interest credited. The individual effect on income before income taxes for these three types of embedded derivatives is as follows:

•
The change in the value of embedded derivatives related to reinsurance treaties written on a modco or funds withheld basis are subject to the general accounting principles for Derivatives and Hedging related to embedded derivatives. The unrealized gains and losses associated with these embedded derivatives, after adjustment for deferred acquisition costs, increased income before income taxes by $60.3 million and $54.1 million in 2017 and 2016, respectively, as compared to the prior years.

•
Changes in risk-free rates used in the fair value estimates of embedded derivatives associated with EIAs affect the amount of unrealized gains and losses the Company recognizes. The unrealized gains and losses associated with EIAs, after adjustment for deferred acquisition costs and retrocession, increased income before income taxes by $3.4 million and $8.4 million in 2017 and 2016, respectively, as compared to the prior years.

•
The change in the Company’s liability for variable annuities associated with guaranteed minimum living benefits affects the amount of unrealized gains and losses the Company recognizes. The unrealized gains and losses associated with guaranteed minimum living benefits, after adjustment for deferred acquisition costs, increased income before income taxes by $145.9 million in 2017 and decreased income by $18.8 million in 2016, as compared to the prior years. After consideration of the change in fair value of freestanding derivatives used to hedge this liability, income before income taxes increased by $15.5 million in 2017 and decreased by $19.4 million in 2016, as compared to the prior years.

Consolidated net premiums increased $592.3 million, or 6.4%, and $678.1 million, or 7.9%, in 2017 and 2016, respectively. The increases in 2017 and 2016 are primarily due to growth in life reinsurance in force. In addition, the increase in 2016 reflects large in force block transactions entered into during the latter part of 2015, partially offset by adverse foreign currency fluctuations. Foreign currency fluctuations relative to the prior year affected net premiums favorably by approximately $25.9 million in 2017 and unfavorably by $172.2 million in 2016. Consolidated assumed life insurance in force was $3,297.3 billion, $3,062.5 billion and $2,995.1 billion as of December 31, 2017, 2016 and 2015, respectively. Foreign currency fluctuations affected the increases in assumed life insurance in force favorably by $121.1 billion in 2017 and unfavorably by $68.0 billion 2016. The Company added new business production, measured by face amount of insurance in force, of $395.4 billion, $404.8 billion and $491.0 billion during 2017, 2016 and 2015, respectively.
Consolidated investment income, net of related expenses, increased $242.8 million, or 12.7%, and $177.4 million, or 10.2%, in 2017 and 2016, respectively, primarily due to increases in the average invested asset base. Investment income reflects market value changes related to the Company’s funds withheld at interest investment associated with the reinsurance of certain EIAs, which contributed $117.0 million and $23.4 million to the increases in 2017 and 2016, respectively. The effect on investment income of the EIAs’ market value changes is substantially offset by a corresponding change in interest credited to policyholder account balances resulting in an insignificant effect on net income.
The average invested assets at amortized cost, excluding spread related business, totaled $25.2 billion, $23.2 billion and $20.8 billion in 2017, 2016 and 2015, respectively. The average yield earned on investments, excluding spread related business, was 4.55%, 4.57% and 4.82% in 2017, 2016 and 2015, respectively. The yield in 2015 benefited from the cumulative effect of income related to a funds withheld transaction executed in the fourth quarter of 2015 within the U.S. and Latin America Traditional segment, retroactive to the beginning of the year. The average yield will vary from year to year depending on a number of variables, including the prevailing interest rate and credit spread environment, prepayment fees and make-whole premiums, changes in the mix of the underlying investments and cash balances, and the timing of dividends and distributions on certain investments. Investment income in 2017 benefited from a higher level of bond make-whole premiums and distributions from joint ventures and limited partnerships. A continued low interest rate environment is expected to put downward pressure on this yield in future reporting periods.
Total investment related gains (losses), net, improved by $73.7 million, or 78.2%, and $258.9 million, or 157.2% in 2017 and 2016, respectively. These improvements are primarily due to a favorable changes in the value of embedded derivatives related to reinsurance treaties written on a modco or funds withheld basis of $90.6 million and $152.9 million in 2017 and 2016, respectively. Investment impairments on fixed maturity securities increased by $3.8 million in 2017 and decreased by $18.6 million in 2016, compared to the prior years. See Note 4 - “Investments” and Note 5 - “Derivative Instruments” in the Notes to Consolidated Financial Statements for additional information on investment related gains (losses), net, and derivatives. Investment income is allocated to the operating segments based upon average assets and related capital levels deemed appropriate to support segment operations.
The effective tax rate on a consolidated basis was (59.4%), 32.8%, and 32.6% for 2017, 2016, and 2015, respectively. The 2017 effective tax rate includes the tax effects of the aforementioned U.S. Tax Reform. The Company recorded an estimated net tax benefit of approximately $1.0 billion resulting in a reduction to the effective tax rate of 90.4%. Due to the complexity of the new global intangible low tax income (“GILTI”) tax rules, as well as the new base erosion anti-abuse tax (“BEAT”), the Company is continuing to evaluate the effect of these taxes on the future effective tax rate. Notwithstanding the aforementioned complexities, the Company does not expect the GILTI and BEAT to have a material adverse effect on the effective tax rate; moreover, as result of the change in the U.S. federal corporate tax rate from 35% to 21%, the Company expects a lower overall effective tax rate in future years.
The 2016 and 2015 effective tax rates are affected by earnings of non-U.S. subsidiaries in which the Company is permanently reinvested whose statutory tax rates are less than the U.S. statutory tax rate of 35.0%, tax benefits related to the release of uncertain tax positions and differences in tax bases in foreign jurisdictions. Canada and UK statutory rates are less than the U.S. statutory rate resulting in the legal entities in these jurisdictions giving rise to the majority of the foreign rate differential. See Note 9 - “Income Tax” in the Notes to Consolidated Financial Statements for additional information on the Company’s consolidated effective tax rate.
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
The Company tests the recoverability for each year of business at issue before establishing additional DAC. The Company also performs annual tests to establish that DAC remain recoverable at all times, and if financial performance significantly deteriorates to the point where a deficiency exists, a cumulative charge to current operations will be recorded. No such adjustments related to DAC recoverability were made in 2017, 2016 and 2015.
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
Income Taxes
The Company provides for federal, state and foreign income taxes currently payable, as well as those deferred due to temporary differences between the financial reporting and tax bases of assets and liabilities and are recognized in net income or in certain cases in other comprehensive income. The Company’s accounting for income taxes represents management’s best estimate of various events and transactions considering the laws enacted as of the reporting date. The aforementioned U.S. Tax Reform creates additional complexity due to various provisions that require management judgment and assumptions, which are subject to change.
Deferred tax assets and liabilities resulting from temporary differences between the financial reporting and tax bases of assets and liabilities are measured at the reporting date using enacted tax rates in the relevant jurisdictions expected to apply to taxable income in the years the temporary differences are expected to reverse.
The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the tax law in the applicable tax jurisdiction. The Company has deferred tax assets related to net operating and capital losses. The Company has projected its ability to utilize its U.S. and foreign net operating losses and has determined that all of the U.S. losses are expected to be utilized prior to their expiration and established a valuation allowance on the portion of the foreign deferred tax assets the Company believes more likely than not that deferred income tax assets will not be realized. The Company also has deferred tax assets related to foreign tax credit (“FTC”) carryforwards. The Company established a valuation allowance on the FTC carryforwards as the Company no longer expects to realize these credits.
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

For the year ended December 31, 2017		Financial Solutions
	Traditional	Asset-Intensive	Financial Reinsurance	Total U.S. and Latin America
(dollars in thousands)
Revenues:
Net premiums	$5,356,321	$23,683	$—	$5,380,004
Investment income, net of related expenses	728,073	769,932	8,541	1,506,546
Investment related gains (losses), net	(1,606)	144,343	—	142,737
Other revenues	17,383	98,782	105,097	221,262
Total revenues	6,100,171	1,036,740	113,638	7,250,549
Benefits and expenses:
Claims and other policy benefits	4,760,194	78,447	—	4,838,641
Interest credited	82,218	379,921	—	462,139
Policy acquisition costs and other insurance expenses	753,336	229,506	22,804	1,005,646
Other operating expenses	130,989	28,158	9,958	169,105
Total benefits and expenses	5,726,737	716,032	32,762	6,475,531
Income before income taxes	$373,434	$320,708	$80,876	$775,018

For the year ended December 31, 2016		Financial Solutions
	Traditional	Asset-Intensive	Financial Reinsurance	Total U.S. and Latin America
(dollars in thousands)
Revenues:
Net premiums	$5,249,571	$24,349	$—	$5,273,920
Investment income, net of related expenses	699,833	623,974	7,123	1,330,930
Investment related gains (losses), net	(4,229)	13,648	—	9,419
Other revenues	19,793	93,614	77,738	191,145
Total revenues	5,964,968	755,585	84,861	6,805,414
Benefits and expenses:
Claims and other policy benefits	4,632,821	81,860	—	4,714,681
Interest credited	85,029	251,247	—	336,276
Policy acquisition costs and other insurance expenses	749,487	174,225	14,650	938,362
Other operating expenses	126,530	24,111	10,973	161,614
Total benefits and expenses	5,593,867	531,443	25,623	6,150,933
Income before income taxes	$371,101	$224,142	$59,238	$654,481

For the year ended December 31, 2015		Financial Solutions
	Traditional	Asset-Intensive	Financial Reinsurance	Total U.S. and Latin America
(dollars in thousands)
Revenues:
Net premiums	$4,806,706	$22,177	$—	$4,828,883
Investment income, net of related expenses	636,779	560,701	5,479	1,202,959
Investment related gains (losses), net	2,306	(118,482)	—	(116,176)
Other revenues	19,235	105,389	68,601	193,225
Total revenues	5,465,026	569,785	74,080	6,108,891
Benefits and expenses:
Claims and other policy benefits	4,366,696	66,146	—	4,432,842
Interest credited	77,500	244,318	—	321,818
Policy acquisition costs and other insurance expenses	673,331	85,760	10,193	769,284
Other operating expenses	111,728	20,615	8,870	141,213
Total benefits and expenses	5,229,255	416,839	19,063	5,665,157
Income before income taxes	$235,771	$152,946	$55,017	$443,734
Income before income taxes for the U.S. and Latin America operations segment increased by $120.5 million, or 18.4%, and $210.7 million, or 47.5%, in 2017 and 2016, respectively. The increase in 2017 was the result of several factors, including changes in the value of the embedded derivatives associated with reinsurance treaties structured on a modco or funds withheld, an increase in investment related capital gains and additional variable investment income. The increase in 2016 was driven by changes in the value of the embedded derivatives associated with reinsurance treaties structured on a modco or funds withheld basis, improved claims experience in the Traditional segment, and higher investment income due to a higher invested asset base, driven largely by acquisitions of in force blocks late in 2015.
Traditional Reinsurance
The U.S. and Latin America Traditional segment provides individual and group life and health reinsurance to domestic clients for a variety of products through yearly renewable term, coinsurance and modified coinsurance agreements. These reinsurance arrangements may involve either facultative or automatic agreements.
Income before income taxes for the U.S. and Latin America Traditional segment increased by $2.3 million, or 0.6%, and $135.3 million, or 57.4% in 2017 and 2016, respectively. The increase in 2017 was primarily due to higher investment income from variable investment income and a growing asset base offset somewhat by lower investment yields. Additionally, U.S. Traditional had a slightly lower underwriting margin compared to 2016. The increase in 2016 was primarily due to improved claims experience and an increase in investment income due to a higher invested asset base primarily associated with large in force block transactions executed in the fourth quarter of 2015.
Net premiums increased $106.8 million, or 2.0%, and $442.9 million, or 9.2% in 2017 and 2016, respectively. The increase in 2017 was primarily due to expected organic premium growth in yearly renewable term and coinsurance business offset somewhat by a negotiated modification of a health treaty. The increase in 2016 was primarily due to large in force block transactions executed during the latter part of 2015, significant individual health and group life transactions executed in the first six months of 2016, and organic premium growth. The segment added new life business production, measured by face amount of insurance in force, of $99.4 billion, $126.4 billion and $203.9 billion during 2017, 2016 and 2015, respectively. Contributing to the increases in 2015 were large in force block transactions of $114.5 billion. Total face amount of life business in force was $1,609.8 billion, $1,609.3 billion and $1,594.3 billion as of December 31, 2017, 2016 and 2015, respectively.
Net investment income increased $28.2 million, or 4.0%, and $63.1 million, or 9.9%, in 2017 and 2016, respectively. The increase in 2017 was primarily due to strong variable investment income associated with a higher level of bond make-whole premiums and distributions from joint ventures and limited partnerships, and an increase in the average invested asset base partially offset by a lower investment yield. The increase in 2016 was primarily due to an increase in the average invested asset base primarily associated with the aforementioned in force block transactions along with strong variable investment income partially offset by a lower investment yield. Investment related gains increased by $2.6 million in 2017, and decreased by $6.5 million in 2016. The increase in 2017 was primarily driven by changes in the value of the embedded derivatives associated with one reinsurance treaty structured on a modco basis.
Claims and other policy benefits as a percentage of net premiums (“loss ratios”) were 88.9%, 88.3% and 90.8% in 2017, 2016 and 2015, respectively. The increase in the loss ratio for 2017 was primarily due to unfavorable claims experience in the traditional mortality and group health lines of business. The decrease in the loss ratio for 2016 was primarily related to improvement in the traditional life mortality business due to a decrease in the average claim size. In addition, in 2015 the group disability business was negatively affected by an increase in new and reopened claims.
Interest credited expense decreased by $2.8 million, or 3.3%, in 2017 and increased by $7.5 million, or 9.7%, in 2016. The decrease in 2017 relates to primarily to one treaty in which the interest credited will vary depending on the number of deaths in any given year. The decrease is primarily offset by a decrease in investment income. The increase in 2016 was the result of a full year of expense on a new treaty signed in April of 2015. The variances in interest credited expense are largely offset by variances in investment income. Interest credited in this segment relates to amounts credited on cash value products which also have a significant mortality component. Income before income taxes is affected by the spread between the investment income and the interest credited on the underlying products.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 14.1%, 14.3% and 14.0% in 2017, 2016 and 2015, respectively. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels within coinsurance-type arrangements. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary. Also, the mix of first year coinsurance business versus yearly renewable term business can cause the percentage to fluctuate from period to period. In recent years, reinsurance treaties weighted toward yearly renewable term structures have contributed to relatively stable rates.
Other operating expenses increased $4.5 million, or 3.5%, and $14.8 million, or 13.2% in 2017 and 2016, respectively. Contributing to the increase in 2016 was an expansion in underwriting personnel to support clients. Other operating expenses, as a percentage of net premiums, were 2.4%, 2.4% and 2.3% in 2017, 2016 and 2015, respectively. The expense ratio tends to fluctuate only slightly from period to period due to maturity and scale of this segment.
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

For the year ended December 31,	2017	2016	2015
(dollars in thousands)
Revenues:
Total revenues	$1,036,740	$755,585	$569,785
Less:
Embedded derivatives – modco/funds withheld treaties	146,329	58,737	(101,300)
Guaranteed minimum benefit riders and related free standing derivatives	(18,686)	(39,786)	(7,658)
Revenues before certain derivatives	909,097	736,634	678,743
Benefits and expenses:
Total benefits and expenses	716,032	531,443	416,839
Less:
Embedded derivatives – modco/funds withheld treaties	70,392	40,077	(58,754)
Guaranteed minimum benefit riders and related free standing derivatives	(5,369)	(10,937)	1,750
Equity-indexed annuities	(14,463)	(11,046)	(2,686)
Benefits and expenses before certain derivatives	665,472	513,349	476,529
Income (loss) before income taxes:
Income before income taxes	320,708	224,142	152,946
Less:
Embedded derivatives – modco/funds withheld treaties	75,937	18,660	(42,546)
Guaranteed minimum benefit riders and related free standing derivatives	(13,317)	(28,849)	(9,408)
Equity-indexed annuities	14,463	11,046	2,686
Income before income taxes and certain derivatives	$243,625	$223,285	$202,214
Embedded Derivatives - Modco/Funds Withheld Treaties - Represents the change in the fair value of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis. The fair value changes of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in benefits and expenses. The Company’s utilization of a credit valuation adjustment did not have a material effect on the change in fair value of these embedded derivatives for the years ended December 31, 2017, 2016 and 2015.
The change in fair value of the embedded derivatives - modco/funds withheld treaties increased (decreased) income before income taxes by $75.9 million, $18.7 million and $(42.5) million in 2017, 2016 and 2015, respectively. The increases in income in 2017 and 2016 were primarily due to tightening credit spreads. The decrease in income in 2015 was primarily due to widening credit spreads and increasing risk-free rates.
Guaranteed Minimum Benefit Riders - Represents the impact related to guaranteed minimum benefits associated with the Company’s reinsurance of variable annuities. The fair value changes of the guaranteed minimum benefits along with the changes in fair value of the free standing derivatives (interest rate swaps, financial futures and equity options), purchased by the Company to substantially hedge the liability are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in benefits and expenses. The Company’s utilization of a credit valuation adjustment did not have a material effect on the change in fair value of these embedded derivatives for the years ended December 31, 2017, 2016 and 2015.
The change in fair value of the guaranteed minimum benefits, after allowing for changes in the associated free standing derivatives, decreased income before income taxes by $13.3 million, $28.8 million and $9.4 million in 2017, 2016 and 2015, respectively. The decrease in income for all periods is primarily due to the annual update of best estimate actuarial assumptions to account for lower policyholder termination experience.
Equity-Indexed Annuities - Represents changes in the liability for equity-indexed annuities in excess of changes in account value, after adjustments for related deferred acquisition expenses. The change in fair value of embedded derivative liabilities associated with equity-indexed annuities increased income before income taxes by $14.5 million, $11.0 million and $2.7 million, in 2017, 2016 and 2015, respectively. The increase in income in in each period was primarily due to the flattening of the treasury yield curve.
Discussion and analysis before certain derivatives
Income before income taxes and certain derivatives increased by $20.3 million and $21.1 million in 2017 and 2016, respectively. The increase in income in 2017, was primarily due to the impact of rising equity markets associated with the

Company’s reinsurance of EIAs and variable annuities and higher variable investment income. The increase in income in 2016, was primarily due to the full year impact in 2016 from the acquisition of Aurora National in the second quarter of 2015 and investment related gains (losses) associated with funds withheld and coinsurance portfolios, net of the corresponding impact to deferred acquisition costs. Funds withheld capital gains (losses) are reported through investment income while coinsurance activity is reflected in investment related gains (losses), net.
Revenue before certain derivatives increased by $172.5 million and by $57.9 million in 2017 and 2016, respectively. The increase in 2017 was primarily due to the change in fair value of equity options associated with the reinsurance of EIAs, investment income from a new coinsurance transaction in 2017, and higher investment related gains (losses) associated with coinsurance and funds withheld portfolios. The increase in 2016 was primarily due to the increase in fair value of equity options associated with the reinsurance of EIAs and the full year impact in 2016 from the acquisition of Aurora National in the second quarter of 2015. The effect on investment income related to equity options is substantially offset by a corresponding change in interest credited.
Benefits and expenses before certain derivatives increased by $152.1 million and by $36.8 million in 2017 and 2016, respectively. The increase in 2017 was primarily due to higher interest credited associated with the reinsurance of EIAs, interest credited from a new coinsurance transaction in 2017 and the corresponding impact to deferred acquisition costs from investment related gains (losses) in coinsurance and funds withheld portfolios. The increase in 2016 was primarily due to higher interest credited associated with the reinsurance of certain EIAs and the full year impact in 2016 from the acquisition of Aurora National in the second quarter of 2015. The effect on interest credited related to equity options is substantially offset by a corresponding change in investment income.
The invested asset base supporting this segment increased to $15.4 billion as of December 31, 2017 from $13.2 billion as of December 31, 2016. The increase in the asset base was due primarily to the aforementioned new coinsurance transaction in 2017. As of December 31, 2017 and 2016, $4.1 billion and $4.0 billion, respectively, of which greater than 90% is associated with one client.
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
Income before income taxes increased by $21.6 million, or 36.5%, and $4.2 million, or 7.7%, in 2017 and 2016, respectively. The increases in 2017 and 2016 were primarily related to the growth from new transactions.
At December 31, 2017, 2016 and 2015, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures, was $13.1 billion, $8.8 billion and $7.2 billion, respectively. The increases in both 2017 and 2016 can primarily be attributed to an increase in the number of new transactions executed each year and is consistent with the increase in related income. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and, therefore, can fluctuate from period to period.

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

For the year ended December 31, 2017	Traditional	Financial Solutions	Total Canada
(dollars in thousands)
Revenues:
Net premiums	$901,976	$38,229	$940,205
Investment income, net of related expenses	189,018	5,115	194,133
Investment related gains (losses), net	10,619	—	10,619
Other revenues	1,907	5,594	7,501
Total revenues	1,103,520	48,938	1,152,458
Benefits and expenses:
Claims and other policy benefits	757,892	29,639	787,531
Interest credited	20	—	20
Policy acquisition costs and other insurance expenses	192,183	789	192,972
Other operating expenses	33,207	1,867	35,074
Total benefits and expenses	983,302	32,295	1,015,597
Income before income taxes	$120,218	$16,643	$136,861

For the year ended December 31, 2016	Traditional	Financial Solutions	Total Canada
(dollars in thousands)
Revenues:
Net premiums	$928,642	$38,701	$967,343
Investment income, net of related expenses	178,927	2,692	181,619
Investment related gains (losses), net	10,528	—	10,528
Other revenues	(93)	5,545	5,452
Total revenues	1,118,004	46,938	1,164,942
Benefits and expenses:
Claims and other policy benefits	707,409	36,275	743,684
Interest credited	19	—	19
Policy acquisition costs and other insurance expenses	238,252	1,231	239,483
Other operating expenses	37,619	1,487	39,106
Total benefits and expenses	983,299	38,993	1,022,292
Income before income taxes	$134,705	$7,945	$142,650

For the year ended December 31, 2015	Traditional	Financial Solutions	Total Canada
(dollars in thousands)
Revenues:
Net premiums	$838,894	$37,969	$876,863
Investment income, net of related expenses	182,621	1,436	184,057
Investment related gains (losses), net:	(1,503)	—	(1,503)
Other revenues	3,000	5,629	8,629
Total revenues	1,023,012	45,034	1,068,046
Benefits and expenses:
Claims and other policy benefits	670,459	29,251	699,710
Interest credited	18	—	18
Policy acquisition costs and other insurance expenses	192,729	552	193,281
Other operating expenses	35,631	1,329	36,960
Total benefits and expenses	898,837	31,132	929,969
Income before income taxes	$124,175	$13,902	$138,077
Income before income taxes decreased by $5.8 million, or 4.1%, and increased by $4.6 million, or 3.3%, in 2017 and 2016, respectively. The decrease in income for 2017 was primarily due to unfavorable traditional individual life mortality experience compared to favorable experience in 2016, partially offset by favorable experience on longevity business. The increase in income for 2016 was primarily due to an increase in investment related gains (losses), net, partially offset by less favorable traditional individual life mortality experience and unfavorable experience on longevity business, as compared to 2015. Foreign currency exchange fluctuation in the Canadian dollar resulted in an increase in income before income taxes of $3.7 million and decrease of $6.4 million in 2017 and 2016, respectively.
Traditional Reinsurance
Income before income taxes decreased by $14.5 million, or 10.8%, and increased by $10.5 million, or 8.5%, in 2017 and 2016, respectively. The decrease in income for 2017 was primarily due to unfavorable traditional individual life mortality experience compared to favorable experience in 2016. The increase in income before income taxes in 2016 was primarily due to a $12.0 million increase in investment related gains (losses), net, partially offset by a less favorable traditional individual life mortality experience, as compared to 2015. Foreign currency exchange fluctuation in the Canadian dollar resulted in an increase in income before income taxes of $3.2 million and a decrease of $5.8 million in 2017 and 2016, respectively.
Net premiums decreased by $26.7 million, or 2.9%, and increased by $89.7 million, or 10.7%, in 2017 and 2016, respectively. The decrease in 2017 was primarily due to an anticipated decrease in creditor premiums of $80.4 million partially offset by an increase in traditional individual life business premiums from annually increasing premium rates on yearly renewable term treaties and favorable foreign currency exchange fluctuation. The increase in 2016 was primarily due to an increase in creditor premiums of $70.0 million and premiums from new business production partially offset by adverse currency exchange fluctuation. Foreign currency exchange fluctuation in the Canadian dollar resulted in an increase in net premiums of $18.5 million and a decrease of $33.0 million in 2017 and 2016, respectively. The segment added new business production, measured by face amount of insurance in force, of $35.6 billion, $34.9 billion and $38.6 billion during 2017, 2016 and 2015, respectively.
Net investment income increased $10.1 million, or 5.6%, and decreased by $3.7 million, or 2.0%, in 2017 and 2016, respectively. The effect of changes in the Canadian dollar exchange rates resulted in an increase in net investment income of $4.0 million and a decrease of $6.6 million in 2017 and 2016, respectively. Increases in the invested asset base increased net investment income in 2017 and 2016.
Loss ratios for the segment were 84.0%, 76.2% and 79.9% in 2017, 2016 and 2015, respectively. The increase in the 2017 loss ratio was due to unfavorable traditional life mortality experience compared to favorable experience in 2016 and a decrease in creditor business premiums. The decrease in the 2016 loss ratio was due to an increase in creditor premiums partially offset by less favorable life mortality experience, as compared to 2015. Loss ratios for the individual life mortality business were 97.2%, 93.5% and 92.4% in 2017, 2016 and 2015, respectively. Historically, the loss ratio increased primarily as the result of several large permanent level premium in force blocks assumed in 1997 and 1998. These blocks are mature blocks of long-term permanent level premium business in which mortality as a percentage of net premiums is expected to be higher than historical ratios. The nature of permanent level premium policies requires the Company to set up actuarial liabilities and invest the amounts received in excess of early-year claims costs to fund claims in later years when premiums, by design, continue to be level as compared to expected increasing mortality or claim costs. As such, investment income becomes a more significant component of profitability of these in force blocks. Excluding creditor business, claims and other policy benefits, as a percentage of net premiums and investment income were 76.5%, 73.7% and 72.2% in 2017, 2016 and 2015, respectively.
Policy acquisition costs and other insurance expenses as a percentage of net premiums for traditional individual life business were 21.3%, 25.7% and 23.0% in 2017, 2016 and 2015, respectively. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels and product mix. The decrease in 2017 reflects a lower level of creditor business which typically has a higher level of acquisition costs. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary.
Other operating expenses decreased by $4.4 million, or 11.7%, and increased by $2.0 million, or 5.6%, in 2017 and 2016, respectively. Foreign currency exchange fluctuation in the Canadian dollar resulted in an increase in other operating expenses of $0.7 million and a decrease of $1.2 million in 2017 and 2016, respectively. The decrease in other operating expenses in 2017 is primarily due to decrease in allocated expense from corporate operations. The increase in other operating expenses in 2016 is primarily due to higher compensation costs. Other operating expenses as a percentage of net premiums were 3.7%, 4.1% and 4.2% in 2017, 2016 and 2015, respectively.
Financial Solutions
Income before income taxes increased by $8.7 million, or 109.5%, and decreased by $6.0 million, or 42.8%, in 2017 and 2016, respectively. The increase in income before income taxes in 2017 was primarily due to favorable experience on longevity business. The decrease in income before income taxes in 2016 was primarily due to unfavorable experience on longevity business. Foreign currency exchange fluctuation in the Canadian dollar resulted in an increase in income before income taxes of $0.4 million and a decrease of $0.7 million in 2017 and 2016, respectively.

Net premiums decreased $0.5 million, or 1.2%, and increased by $0.7 million, or 1.9%, in 2017 and 2016, respectively. Foreign currency exchange fluctuation in the Canadian dollar resulted in an increase in net premiums of $0.9 million and a decrease of $1.4 million in 2017 and 2016, respectively.
Net investment income increased by $2.4 million, or 90.0%, and $1.3 million, or 87.5%, in 2017 and 2016, respectively. The increases in net investment income for both periods were primarily due to a growth in the invested asset base.
Claims and other policy benefits decreased by $6.6 million, or 18.3%, and increased by $7.0 million, or 24.0%, in 2017 and 2016, respectively. The decrease in 2017 was primarily due to favorable experience on longevity business while the increase in 2016 was primarily due to unfavorable experience on longevity business. The effect of changes in the Canadian dollar exchange rates resulted in an increase in claims and other policy benefits of $0.6 million and a decrease of $0.8 million in 2017 and 2016, respectively.
Europe, Middle East and Africa Operations
The Europe, Middle East and Africa (“EMEA”) segment includes business generated by its offices principally in the United Kingdom (“UK”), South Africa, France, Germany, Ireland, Italy, the Netherlands, Poland, Spain and the Middle East region. EMEA consists of two major segments: Traditional and Financial Solutions. The Traditional segment primarily provides reinsurance through yearly renewable term and coinsurance agreements on a variety of life, health and critical illness products. Reinsurance agreements may be facultative or automatic agreements covering primarily individual risks and, in some markets, group risks. The Financial Solutions segment consists of reinsurance and other transactions associated with longevity closed blocks, payout annuities, capital management solutions and financial reinsurance.

For the year ended December 31, 2017	Traditional	Financial Solutions	Total EMEA
(dollars in thousands)
Revenues:
Net premiums	$1,301,640	$163,720	$1,465,360
Investment income, net of related expenses	55,511	123,258	178,769
Investment related gains (losses), net	52	5,487	5,539
Other revenues	4,872	18,606	23,478
Total revenues	1,362,075	311,071	1,673,146
Benefits and expenses:
Claims and other policy benefits	1,096,211	142,796	1,239,007
Interest credited	—	11,078	11,078
Policy acquisition costs and other insurance expenses	92,143	1,833	93,976
Other operating expenses	103,235	31,850	135,085
Total benefits and expenses	1,291,589	187,557	1,479,146
Income before income taxes	$70,486	$123,514	$194,000

For the year ended December 31, 2016	Traditional	Financial Solutions	Total EMEA
(dollars in thousands)
Revenues:
Net premiums	$1,140,062	$180,271	$1,320,333
Investment income, net of related expenses	50,301	125,282	175,583
Investment related gains (losses), net	5	13,537	13,542
Other revenues	4,781	21,428	26,209
Total revenues	1,195,149	340,518	1,535,667
Benefits and expenses:
Claims and other policy benefits	999,005	164,883	1,163,888
Interest credited	—	13,131	13,131
Policy acquisition costs and other insurance expenses	63,848	6	63,854
Other operating expenses	102,237	24,491	126,728
Total benefits and expenses	1,165,090	202,511	1,367,601
Income before income taxes	$30,059	$138,007	$168,066

For the year ended December 31, 2015	Traditional	Financial Solutions	Total EMEA
(dollars in thousands)
Revenues:
Net premiums	$1,121,540	$171,830	$1,293,370
Investment income, net of related expenses	51,370	73,432	124,802
Investment related gains (losses), net	8,397	10,170	18,567
Other revenues	9,435	31,234	40,669
Total revenues	1,190,742	286,666	1,477,408
Benefits and expenses:
Claims and other policy benefits	969,596	161,917	1,131,513
Interest credited	9,629	—	9,629
Policy acquisition costs and other insurance expenses	63,042	(1,100)	61,942
Other operating expenses	100,065	17,404	117,469
Total benefits and expenses	1,142,332	178,221	1,320,553
Income before income taxes	$48,410	$108,445	$156,855
Income before income taxes increased by $25.9 million, or 15.4%, and $11.2 million, or 7.1%, in 2017 and 2016, respectively. The increase in income before income taxes for 2017 was primarily due to favorable individual mortality, morbidity and longevity experience, partly offset by lower payout annuity performance. The increase in income before income taxes for 2016 was primarily due to increased business volume and favorable experience related to payout annuity and longevity business offset partly by unfavorable mortality and morbidity experience. Foreign currency exchange fluctuations contributed to a decrease in income before income taxes of $4.3 million and $20.4 million in 2017 and 2016, respectively.
Traditional Reinsurance
Income before income taxes increased by $40.4 million, or 134.5%, and decreased by $18.4 million, or 37.9%, in 2017 and 2016, respectively. The increase in income before income taxes in 2017 was primarily due to business growth and favorable individual morbidity and mortality experience. The decrease in income before income taxes in 2016 was primarily due to unfavorable claims experience on life and critical illness business. Foreign currency exchange fluctuations contributed to an increase in income before income taxes of $1.5 million and a decrease of $1.0 million in 2017 and 2016, respectively.
Net premiums increased by $161.6 million, or 14.2%, and $18.5 million, or 1.7%, in 2017 and 2016, respectively. The increase in 2017 was primarily due to increased business volumes, most notably in Italy, South Africa, the Middle East and the Netherlands related to new treaties in 2017 and favorable growth from existing treaties. The increase in 2016 was primarily due to increased individual life and health premiums somewhat offset by unfavorable foreign currency exchange fluctuations. The segment added new business production, measured by face amount of insurance in force, of $181.5 billion, $169.8 billion and $171.6 billion during 2017, 2016 and 2015, respectively. The face amount of reinsurance in force totaled $739.0 billion, $603.0 billion, and $602.7 billion at December 31, 2017, 2016 and 2015, respectively. Foreign currency fluctuations favorably affected the face amount of reinsurance in force by $64.7 billion and unfavorably by $72.1 billion in 2017 and 2016, respectively. Foreign currency exchange fluctuations contributed to a decrease in net premiums of $8.3 million and $113.1 million in 2017 and 2016, respectively. The segment’s primary currencies are the British pound, the Euro and the South African rand.
A portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage, primarily in the UK. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Net premiums earned from this coverage totaled $191.5 million, $203.4 million and $233.2 million in 2017, 2016 and 2015, respectively.
Net investment income increased by $5.2 million, or 10.4%, and decreased by $1.1 million, or 2.1%, in 2017 and 2016, respectively. The increase in 2017 was primarily due to an increase in the invested asset base related to increased business volumes. The decrease in 2016 was primarily due to unfavorable foreign exchange fluctuations, offset partly by an increase in the invested asset base related to increased business volume. Foreign currency exchange fluctuations resulted in an increase in net investment income of $0.1 million and a decrease of $4.5 million in 2017 and 2016, respectively.
Investment related gains were level in 2017 and decreased by $8.4 million, or 99.9%, in 2016. Revenue related to unit-linked products were included in investment related gains in 2015. Beginning in 2016, revenue related to unit-linked products is included in investment income within the Financial Solutions segment.
Other revenues increased by $0.1 million, or 1.9% and decreased by $4.7 million, or 49.3%, in 2017 and 2016, respectively. These variances are primarily due to foreign currency transactions.
Loss ratios for this segment were 84.2%, 87.6% and 86.5% in 2017, 2016 and 2015, respectively. The decrease in loss ratio in 2017 was primarily due to favorable claims experience and changes in the mix of business reflecting increased volumes of new business with lower loss ratios, but with higher commissions. These higher commissions are reflected in the increase of the 2017 policy acquisition cost ratio below. The increase in the loss ratio in 2016 was due to variability in life and critical illness claims experience. Management views recent claims experience as normal volatility that is inherent in the business.
Interest credited expense remained level in 2017 and decreased by $9.6 million, or 100.0%, in 2016. Beginning in 2016, interest credited related to unit-linked products and the related investment income is reflected in the Financial Solutions segment.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 7.1%, 5.6% and 5.6% for 2017, 2016 and 2015, respectively. The increase in policy acquisition cost ratio in 2017 is due primarily to changes in the mix of business reflecting increased volumes of new business with higher commissions.
Other operating expenses increased by $1.0 million, or 1.0%, and $2.2 million, or 2.2%, in 2017 and 2016, respectively. The increase in 2017 was primarily due to the effect of foreign currency exchange fluctuations. The increase in 2016 was in line with expected expense levels to support business growth coupled with a higher level of incentive compensation expense. Foreign currency exchange fluctuations resulted in an increase in operating expenses of $1.6 million and a decrease of $8.1 million 2017 and 2016, respectively. Other operating expenses as a percentage of net premiums totaled 7.9%, 9.0% and 8.9% in 2017, 2016 and 2015, respectively.
Financial Solutions
Income before income taxes decreased by $14.5 million, or 10.5%, and increased by $29.6 million, or 27.3%, in 2017 and 2016, respectively. The decrease in 2017 in income before income taxes was primarily due to payout annuity experience normalizing after a particularly positive 2016, partly offset by favorable longevity business results. The increase in 2016 in income before income taxes was primarily due to increased business volume, coupled with favorable experience in payout annuity and longevity treaties. Foreign currency exchange fluctuations contributed to a decrease in income before income taxes of $5.8 million and $19.4 million in 2017 and 2016, respectively.
Net premiums decreased by $16.6 million, or 9.2%, and increased by $8.4 million, or 4.9%, in 2017 and 2016, respectively. The decrease in 2017 in net premiums was due to a new retrocession treaty, executed for risk management purposes which cedes longevity risk to third parties, partially offset by an increase in premiums from new transactions. The increase in net premiums in 2016 was primarily due to premiums on longevity closed blocks. Foreign currency exchange fluctuations contributed to a decrease in net premiums of $7.6 million and $22.5 million in 2017 and 2016, respectively.
Net investment income decreased $2.0 million, or 1.6%, and increased by $51.9 million, or 70.6%, in 2017 and 2016, respectively. The decrease in 2017 in investment income in 2017 was primarily due to adverse foreign currency exchange fluctuations. The increase in 2016 is primarily due to an increase in the invested asset base related to a payout annuity treaty executed in the fourth quarter of 2015. Beginning in 2016, revenue related to unit-linked products was included in investment income of the Financial Solutions segment, contributing $13.1 million to the increase. The effect on investment income related to unit-linked products is substantially offset by a corresponding change in interest credited. Foreign currency exchange fluctuations resulted in a decrease in investment income of $4.8 million and $14.2 million in 2017 and 2016, respectively.
Other revenues decreased by $2.8 million, or 13.2% and $9.8 million, or 31.4%, in 2017 and 2016, respectively. The decrease in 2017 in other revenues was due to experience from a longevity swap normalizing after a particularly positive 2016. The decrease in 2016 in other revenues relate to reduced fee income associated with financial reinsurance treaties terminated at the end of 2015. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and, therefore, can fluctuate from period to period.
Claims and other policy benefits decreased $22.1 million, or 13.4%, and increased by $3.0 million, or 1.8%, in 2017 and 2016, respectively. The decrease in 2017 was primarily due to the aforementioned new longevity retrocession treaty that cedes longevity risk to third parties, net of an increase in claims and other policy benefits from new transactions. Claims and other policy benefits increased in 2016 due to increased benefits associated with payout annuity reinsurance transactions executed in the fourth quarter of 2015, largely offset by favorable policy benefit experience.
Interest credited expense decreased by $2.1 million, or 15.6%, in 2017. Interest credited in this segment relates to amounts credited to the contractholders of unit-linked products. This amount will fluctuate according to contractholder investment selections, equity returns and interest rates. The effect on interest credited related to unit-linked products is substantially offset by a corresponding change in investment income.
Other operating expenses increased by $7.4 million, or 30.0%, and $7.1 million, or 40.7%, in 2017 and 2016, respectively. The increase in 2017 was primarily due to increased administration costs related to longevity transactions, costs related to a potential acquisition and by the effect of foreign currency exchange fluctuations. The increase in 2016 was primarily due to administration costs related to increased longevity business, increased incentive compensation expense and an increase in expenses related to an acquisition in the Netherlands completed in the fourth quarter of 2015. Foreign currency exchange fluctuations resulted in an increase in operating expenses of $0.4 million and a decrease of $1.4 million 2017 and 2016, respectively.

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

For the year ended December 31, 2017	Traditional	Financial Solutions	Total Asia Pacific
(dollars in thousands)
Revenues:
Net premiums	$2,053,029	$2,419	$2,055,448
Investment income, net of related expenses	91,675	34,529	126,204
Investment related gains (losses), net	(10)	13,938	13,928
Other revenues	65,992	22,889	88,881
Total revenues	2,210,686	73,775	2,284,461
Benefits and expenses:
Claims and other policy benefits	1,635,728	18,020	1,653,748
Interest credited	—	22,447	22,447
Policy acquisition costs and other insurance expenses	277,582	5,111	282,693
Other operating expenses	148,590	15,067	163,657
Total benefits and expenses	2,061,900	60,645	2,122,545
Income before income taxes	$148,786	$13,130	$161,916

For the year ended December 31, 2016	Traditional	Financial Solutions	Total Asia Pacific
(dollars in thousands)
Revenues:
Net premiums	$1,681,505	$5,428	$1,686,933
Investment income, net of related expenses	83,049	23,648	106,697
Investment related gains (losses), net	14	9,436	9,450
Other revenues	6,582	24,870	31,452
Total revenues	1,771,150	63,382	1,834,532
Benefits and expenses:
Claims and other policy benefits	1,345,951	25,180	1,371,131
Interest credited	—	12,796	12,796
Policy acquisition costs and other insurance expenses	163,036	6,071	169,107
Other operating expenses	148,235	15,272	163,507
Total benefits and expenses	1,657,222	59,319	1,716,541
Income before income taxes	$113,928	$4,063	$117,991

For the year ended December 31, 2015	Traditional	Financial Solutions	Total Asia Pacific
(dollars in thousands)
Revenues:
Net premiums	$1,551,586	$19,474	$1,571,060
Investment income, net of related expenses	80,549	18,678	99,227
Investment related gains (losses), net	—	(531)	(531)
Other revenues	6,222	18,960	25,182
Total revenues	1,638,357	56,581	1,694,938
Benefits and expenses:
Claims and other policy benefits	1,208,984	16,295	1,225,279
Interest credited	—	4,471	4,471
Policy acquisition costs and other insurance expenses	187,976	2,554	190,530
Other operating expenses	135,743	13,642	149,385
Total benefits and expenses	1,532,703	36,962	1,569,665
Income before income taxes	$105,654	$19,619	$125,273
Income before income taxes increased by $43.9 million, or 37.2%, and decreased by $7.3 million, or 5.8%, in 2017 and 2016, respectively. The increase in income before income taxes in 2017 was primarily due to higher income from offices in Asia driven by business growth, most notably in Hong Kong and Southeast Asia. The decrease in income before income taxes in 2016 was primarily attributable to unfavorable individual disability claims experience in Australia and unfavorable lapse experience from a closed Financial Solutions treaty in Japan. These unfavorable variances in 2016 are partially offset by favorable claims experience from offices in Asia and gains on derivatives associated with the hedging programs to mitigate currency risks. Foreign currency exchange fluctuations contributed to a decrease in income before income taxes of $1.1 million and an increase of $0.7 million in 2017 and 2016, respectively.
Traditional Reinsurance
Income before income taxes increased by $34.9 million, or 30.6%, and $8.3 million, or 7.8%, in 2017 and 2016, respectively. The increase in income before income taxes in 2017 was primarily due to higher income from offices in Asia driven by business growth. The increase in income before income taxes in 2016 was primarily driven by improved mortality experience in Asia. Unfavorable individual disability claims experience in Australia partially offset the increase in income in 2016. Foreign currency exchange fluctuations contributed to a decrease in income before income taxes of $1.4 million and $0.8 million in 2017 and 2016, respectively.
Net premiums increased by $371.5 million, or 22.1%, and $129.9 million, or 8.4%, in 2017 and 2016, respectively. The increases in premiums for 2017 and 2016 were driven by both new and existing business written throughout the segment. The segment added new business production, measured by face amount of insurance in force, of $78.9 billion, $73.7 billion and $76.9 billion during 2017, 2016 and 2015, respectively. The face amount of reinsurance in force totaled $552.3 billion, $492.2 billion, and $462.7 billion at December 31, 2017, 2016 and 2015, respectively. Foreign currency fluctuations favorably affected the face amount of reinsurance in force by $30.6 billion and unfavorably by $4.7 billion in 2017 and 2016, respectively. Foreign currency exchange fluctuations contributed to an increase in net premiums of $22.7 million and $3.3 million in 2017 and 2016, respectively.
A portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Reinsurance of critical illness in the Asia Pacific operations is offered primarily in South Korea, Australia, China and Hong Kong. Net premiums from this coverage totaled $611.0 million, $398.3 million, and $312.6 million in 2017, 2016 and 2015, respectively.
Net investment income increased $8.6 million, or 10.4%, and $2.5 million, or 3.1%, in 2017 and 2016, respectively. The increases in 2017 and 2016 were primarily due to a higher invested asset base largely offset in 2016 by a lower investment yield.
Other revenues increased by $59.4 million, or 902.6%, and $0.4 million, or 5.8%, in 2017 and 2016, respectively. The increases in other revenues in 2017 was primarily due to $57.9 million in recapture fees associated with three treaties recaptured in Australia.
Loss ratios for this segment were 79.7%, 80.0% and 77.9% for 2017, 2016 and 2015, respectively. The decrease in the loss ratio in 2017 was primarily due to improved claims experience in Australia compared to the prior year. The increase in the loss ratio in 2016 was primarily due to aforementioned unfavorable individual disability claims experience in Australia and additional benefit expense associated with a large treaty in Hong Kong due to adjustments associated with delays in client reporting.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 13.5%, 9.7% and 12.1% for 2017, 2016 and 2015, respectively. The low ratio in 2016 was due primarily to a $40.0 million decrease in policy acquisition costs and other insurance expenses due to adjustments associated with delays in client reporting on a large treaty in Hong Kong. The ratio of policy acquisition costs and other insurance expenses as a percentage of net premiums should generally decline as the business matures; however, the percentage does fluctuate periodically due to variations in the mixture of business and client-related actions.
Other operating expenses increased $0.4 million, or 0.2%, and $12.5 million, or 9.2%, in 2017 and 2016, respectively. Operating expenses remained flat in 2017; however, the 2016 increase in other operating expenses is mainly due to increased compensation costs relating to new positions filled during the second half of 2015, primarily in the growing Asian operations based in Hong Kong. Foreign currency exchange fluctuations resulted in an increase in operating expenses of $1.2 million and $0.7 million in 2017 and 2016, respectively. Other operating expenses as a percentage of net premiums totaled 7.2%, 8.8% and 8.7% in 2017, 2016 and 2015, respectively. The timing of premium flows and the level of costs associated with the entrance into and development of new markets in the Asia Pacific segment may cause other operating expenses as a percentage of net premiums to fluctuate over periods of time.
Financial Solutions
Income before income taxes increased by $9.1 million, or 223.2%, and decreased by $15.6 million, or 79.3%, in 2017 and 2016, respectively. The increase in income before income taxes in 2017 was primarily due to favorable lapse experience on a closed treaty in Japan as compared to 2016. The decrease in 2016 was primarily due to unfavorable lapse experience from the same treaty, partially offset by gains on derivatives associated with hedging programs to mitigate currency risks. Foreign currency exchange fluctuations contributed to an increase in income before income taxes of $0.3 million and a decrease of $1.5 million in 2017 and 2016, respectively.
Net premiums decreased by $3.0 million, or 55.4%, and $14.0 million, or 72.1%, in 2017 and 2016, respectively. The decreases were primarily due to policy lapses on the previously mentioned treaty in Japan.
Net investment income increased $10.9 million, or 46.0%, and $5.0 million, or 26.6%, in 2017 and 2016, respectively. The increases in investment income were primarily due to increases in the invested asset base.
Other revenues decreased by $2.0 million, or 8.0%, and increased by $5.9 million, or 31.2%, in 2017 and 2016, respectively. The decrease in other revenues in 2017 was primarily due to run-off of the previously mentioned treaty in Japan. The increase in 2016 was primarily due to new transactions. The amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures was $2.6 billion and $1.5 billion at December 31, 2017 and 2016, respectively. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and therefore can fluctuate from period to period.
Claims and other policy benefits decreased by $7.2 million, or 28.4%, and increased by $8.9 million, or 54.5%, in 2017 and 2016, respectively. The decrease in 2017 was attributable to lower lapses from policies from a closed block of business in Japan. The increase in 2016 was attributable to the aforementioned unfavorable lapse experience on a closed treaty in Japan. Management views recent experience as normal short-term volatility that is inherent in the business.
Other operating expenses decreased by $0.2 million, or 1.3%, and increased by $1.6 million, or 11.9%, in 2017 and 2016, respectively. The timing of premium flows and the level of costs associated with the entrance into and development of new markets in the Asia Pacific segment may cause other operating expenses to fluctuate over periods of time.

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

For the year ended December 31,	2017	2016	2015
(dollars in thousands)
Revenues:
Net premiums	$113	$342	$565
Investment income, net of related expenses	148,999	117,057	123,450
Investment related gains (losses), net	(4,943)	51,256	(65,107)
Other revenues	10,986	12,301	9,987
Total revenues	155,155	180,956	68,895
Benefits and expenses:
Claims and other policy benefits	(10)	(9)	38
Interest credited	6,356	2,469	1,028
Policy acquisition costs and other insurance income	(108,641)	(100,266)	(87,551)
Other operating expenses	207,769	154,554	109,017
Interest expense	146,025	137,623	142,863
Collateral finance and securitization expense	28,636	25,827	22,644
Total benefits and expenses	280,135	220,198	188,039
Loss before income taxes	$(124,980)	$(39,242)	$(119,144)
Loss before income taxes increased by $85.7 million and decreased by $79.9 million in 2017 and 2016, respectively. The increase in loss before income taxes for 2017 was primarily due to decreased net investment related gains, decreased other revenues and higher other operating expenses partially offset by increased investment income. The decrease in loss before income taxes in 2016 was primarily due to increased net investment related gains of $116.4 million along with an increase in other revenues and lower interest expense, partially offset by lower investment income and higher operating expenses.
Total revenues decreased $25.8 million, or 14.3%, and increased by $112.1 million, or 162.7%, in 2017 and 2016, respectively. The decrease in revenues in 2017 was primarily due to a reduction in investment related gains (losses), net related to higher impairments on fixed maturity and other securities of $21.3 million and a reduction in net gains on the sale of fixed maturity securities of $29.7 million. The decrease was partially offset by an increase of $31.9 million in investment income related to an increase in unallocated invested assets and higher investment yields. The increase in revenues in 2016 was primarily caused by increased net investment related gains of $116.4 million, due to a $32.7 million reduction in other-than-temporary impairments on fixed maturities and net gains on the sale of fixed maturities, along with an increase in other revenues of $2.3 million.
Total benefits and expenses increased by $59.9 million or 27.2%, and $32.2 million or 17.1%, in 2017 and 2016, respectively. The increase in total benefits and expenses in 2017 was primarily due to an increase in other operating expenses and interest expense offset by an increase in other insurance income, related to the offset to capital charges allocated to the operating segments. The $53.2 million increase in other operating expenses was primarily related to a $22.5 million capital project write-off, in addition to a $13.7 million increase in compensation expense, mainly due to increased incentive-based compensation and pension benefits, and a $10.0 million increase in consulting expenses due to various corporate initiatives. The $8.4 million increase in interest expense is primarily due to the issuance of $800.0 million in long-term debt in June 2016, which was partially offset by the repayment of $300.0 million of long-term debt in 2017, and a lower reduction in tax-related interest expense primarily resulting from settlement with the taxing authority.
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
The Company periodically reviews the EGP valuation model and assumptions so that the assumptions reflect best estimates of future experience. Two assumptions are considered to be most significant: (1) estimated interest spread, and (2) estimated future policy lapses. As of December 31, 2017, the Company had $405.6 million of DAC related to asset-intensive products, all within the U.S. and Latin America Financial Solutions segment. The following table reflects the possible change that would occur in a given year if assumptions, as a percentage of current DAC related to asset-intensive products, are changed as illustrated:

Quantitative Change in Significant Assumptions	One-Time Increase in DAC	One-Time Decrease in DAC

Estimated interest spread increasing (decreasing) 25 basis points from the current spread	5.09%	(5.27)%

Estimated future policy lapse rates decreasing (increasing) 20% on a permanent basis (including surrender charges)	3.72%	(3.35)%
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
The following table displays DAC balances for the Traditional and Financial Solutions segments as of December 31, 2017:

(dollars in thousands)	Traditional	Financial Solutions	Total

U.S. and Latin America	$1,818,572	$405,623	$2,224,195
Canada	212,345	—	212,345
Europe, Middle East and Africa	229,150	—	229,150
Asia Pacific	552,947	21,187	574,134
Total	$2,813,014	$426,810	$3,239,824
As of December 31, 2017, the Company estimates that all of its DAC balance is collateralized by surrender fees due to the Company and the reduction of policy liabilities, in excess of termination values, upon surrender or lapse of a policy.
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
Current Market Environment
The current interest rate environment in select markets, primarily the U.S. and Canada, continues to negatively affect the Company’s earnings. The Company’s average investment yield, excluding spread related business, for 2017 was at 4.55%, slightly below the comparable 2016 rate. The Company’s insurance liabilities, in particular its annuity products, are sensitive to changing market factors. Gross unrealized gains on fixed maturity and equity securities available-for-sale were $2,983.7 million and $2,246.5 million at December 31, 2017 and 2016, respectively. Gross unrealized losses totaled $117.0 million and $374.9 million at December 31, 2017 and 2016, respectively.
The Company continues to be in a position to hold any investment security showing an unrealized loss until recovery, provided it remains comfortable with the credit of the issuer. As indicated above, gross unrealized gains on investment securities of $2,983.7 million remain well in excess of gross unrealized losses of $117.0 million as of December 31, 2017. Historically low interest rates continued to put pressure on the Company’s investment yield. The Company does not rely on short-term funding or commercial paper and to date it has experienced no liquidity pressure, nor does it anticipate such pressure in the foreseeable future.
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
RGA, through wholly-owned subsidiaries, has committed to provide statutory reserve support to third-parties, in exchange for a fee, by funding loans if certain defined events occur. Such statutory reserves are required under the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX for term life insurance policies and Regulation A-XXX for universal life secondary guarantees). The third-parties have recourse to RGA should the subsidiary fail to provide the required funding, however, as of December 31, 2017, the Company does not believe that it will be required to provide any funding under these commitments as the occurrence of the defined events is considered remote. See Note 12 - “Commitments, Contingencies and Guarantees” in the Notes to Consolidated Financial Statements for a table that presents these commitments by period and maximum obligation.
RGA established an intercompany revolving credit facility where certain subsidiaries can lend to or borrow from each other and from RGA in order to manage capital and liquidity more efficiently. The intercompany revolving credit facility, which is a series of demand loans among RGA and its affiliates, is permitted under applicable insurance laws. This facility reduces overall borrowing costs by allowing RGA and its operating companies to access internal cash resources instead of incurring third-party transaction costs. The statutory borrowing and lending limit for RGA’s Missouri-domiciled insurance subsidiaries is currently 3% of the insurance company’s admitted assets as of its most recent year-end. There were no borrowings and $25.0 million outstanding under the intercompany revolving credit facility as of December 31, 2017 and 2016, respectively. In addition to loans associated with the intercompany revolving credit facility, RGA and its subsidiary, RGA Capital LLC, provided loans to RGA Australian Holdings Pty Limited with a total outstanding balance of $46.9 million and $43.2 million as of December 31, 2017 and 2016, respectively.
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

Undistributed earnings of the Company’s foreign subsidiaries are targeted for reinvestment outside of the U.S. As of December 31, 2017, the amount of cash and cash equivalents and short-term investments held by the Company’s subsidiaries that are taxed in a foreign jurisdiction was $585.4 million. As U.S. Tax Reform generally eliminates U.S. federal income taxes on dividends from foreign subsidiaries, the Company does not expect to incur material income taxes if these funds were repatriated. The Company’s liquidity and capital position would not be materially affected by not having these funds available for use in the U.S. due to the Company’s aforementioned alternate liquidity resources.
RGA endeavors to maintain a capital structure that provides financial and operational flexibility to its subsidiaries, credit ratings that support its competitive position in the financial services marketplace, and shareholder returns. As part of the Company’s capital deployment strategy, it has in recent years repurchased shares of RGA common stock and paid dividends to RGA shareholders, as authorized by the board of directors. In January 2017, RGA’s board of directors authorized a share repurchase program, with no expiration date, to repurchase up to $400.0 million of RGA’s outstanding common stock. The pace of repurchase activity depends on various factors such as the level of available cash, an evaluation of the costs and benefits associated with alternative uses of excess capital, such as acquisitions and in force reinsurance transactions, and RGA’s stock price. Details underlying dividend and share repurchase program activity were as follows (in thousands, except share data):

	2017	2016	2015
Dividends to shareholders	$117,291	$100,371	$93,381
Repurchases of treasury stock (1)	26,897	116,522	375,305
Total amount paid to shareholders	$144,188	$216,893	$468,686

Number of shares repurchased (1)	208,680	1,356,892	4,145,440
Average price per share	$128.89	$85.87	$90.53
(1) Excludes shares utilized to execute and settle certain stock incentive awards.
RGA declared dividends totaling $1.82 per share in 2017. All future payments of dividends are at the discretion of RGA’s board of directors and will depend on the Company’s earnings, capital requirements, insurance regulatory conditions, operating conditions, and other such factors as the board of directors may deem relevant. The amount of dividends that RGA can pay will depend in part on the operations of its reinsurance subsidiaries.
See Note 13 - “Debt” and Note 18 - “Equity” in the Notes to Consolidated Financial Statements for additional information regarding the Company’s securities transactions.
Statutory Dividend Limitations
RCM, RGA Reinsurance and Chesterfield Re are subject to Missouri statutory provisions that restrict the payment of dividends. They may not pay dividends in any 12-month period in excess of the greater of the prior year’s statutory net gain from operations or 10% of statutory capital and surplus at the preceding year-end, without regulatory approval. Aurora National is subject to California statutory provisions that are identical to those imposed by Missouri regarding the ability of Aurora National to pay dividends to RGA Reinsurance. The applicable statutory provisions only permit an insurer to pay a shareholder dividend from unassigned surplus. Any dividends paid by RGA Reinsurance would be paid to RCM, its parent company, which in turn has restrictions related to its ability to pay dividends to RGA. Chesterfield Re would pay dividends to its immediate parent Chesterfield Financial, which would in turn pay dividends to RCM, subject to the terms of the indenture for the embedded value securitization transaction, in which Chesterfield Financial cannot declare or pay any dividends so long as any private placement notes are outstanding. The MDOI allows RCM to pay a dividend to RGA to the extent RCM received the dividend from its subsidiaries, without limitation related to the level of unassigned surplus. Dividend payments from other subsidiaries are subject to regulations in the jurisdiction of domicile, which are generally based on their earnings and/or capital level.
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

Debt
Certain of the Company’s debt agreements contain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of consolidated net worth, maximum ratios of debt to capitalization and change of control provisions. The Company is required to maintain a minimum consolidated net worth, as defined in the debt agreements, of $3.5 billion, calculated as of the last day of each fiscal quarter. Also, consolidated indebtedness, calculated as of the last day of each fiscal quarter, cannot exceed 35% of the sum of the Company’s consolidated indebtedness plus adjusted consolidated stockholders’ equity. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the various agreements. Additionally, the Company’s debt agreements contain cross-default covenants, which would make outstanding borrowings immediately payable in the event of a material uncured covenant default under any of the agreements, including, but not limited to, non-payment of indebtedness when due for an amount in excess of the amounts set forth in those agreements, bankruptcy proceedings, or any other event which results in the acceleration of the maturity of indebtedness.
As of December 31, 2017 and 2016, the Company had $2.8 billion and $3.1 billion, respectively, in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. As of December 31, 2017, the average interest rate on long-term debt outstanding was 5.24% compared to 5.16% at the end of 2016. The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, available liquidity at the holding company, and the Company’s ability to raise additional funds.
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
In June 2016, RGA issued 3.95% Senior Notes due September 15, 2026 with a face amount of $400.0 million and 5.75% Fixed-To-Floating Rate Subordinated Debentures due June 15, 2056 with a face amount of $400.0 million. These securities have been registered with the Securities and Exchange Commission. The net proceeds from these offerings were approximately $791.2 million and were used in part to repay upon maturity the Company’s $300.0 million 5.625% senior notes that matured in March 2017. The remainder will be used for general corporate purposes. Capitalized issue costs were approximately $8.8 million.
The Company may borrow up to $850.0 million in cash and obtain letters of credit in multiple currencies on its revolving credit facility that matures in September 2019. As of December 31, 2017, the Company had no cash borrowings outstanding and $96.6 million in issued, but undrawn, letters of credit under this facility.
Based on the historic cash flows and the current financial results of the Company, management believes RGA’s cash flows will be sufficient to enable RGA to meet its obligations for at least the next 12 months.
Letters of Credit
The Company has obtained bank letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions similar to those described in the “Debt” discussion above. At December 31, 2017, there were approximately $120.1 million of outstanding bank letters of credit in favor of third parties. Additionally, in accordance with applicable regulations, the Company utilizes letters of credit to secure statutory reserve credits when it retrocedes business to its affiliated subsidiaries. The Company cedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions, such as the U.S. and the UK. The Company believes the capital required to support the business in the affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of December 31, 2017, $1.5 billion in letters of credit from various banks were outstanding, but undrawn, backing reinsurance between the various subsidiaries of the Company. See Note 13—“Debt” in the Notes to Consolidated Financial Statements for information regarding the Company’s letter of credit facilities.
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
The Company has issued both collateral finance and securitization notes. The consolidated balance sheets include outstanding notes of $783.9 million and $840.7 million as of December 31, 2017 and 2016, respectively. See Note 14 - “Collateral Finance and Securitization Notes” in the Notes to Consolidated Financial Statements for additional information regarding the Company’s collateral finance and securitization notes.
The demand for financing of the ceded reserve credits associated with the Company’s assumed term life business has grown at a slower rate in recent years. The Company has been able to utilize its certified reinsurer, RGA Americas, as a means of reducing the burden of financing Regulation XXX and other types of reserves. The Company’s Regulation XXX statutory reserve requirements associated with term life business and other statutory reserve requirements continues to require the Company to obtain additional letters of credit, put additional assets in trust, or utilize other funding mechanisms to support reserve credits. If the Company is unable to support the reserve credits, the regulatory capital levels of several of its subsidiaries may be significantly reduced, while the regulatory capital requirements for these subsidiaries would not change. The reduction in regulatory capital would not directly affect the Company’s consolidated shareholders’ equity under GAAP; however, it could affect the Company’s ability to write new business and retain existing business.
Affiliated captives are commonly used in the insurance industry to help manage statutory reserve and collateral requirements and are often domiciled in the same state as the insurance company that sponsors the captive. The NAIC has analyzed the insurance industry’s use of affiliated captive reinsurers to satisfy certain reserve requirements and has adopted measures to promote uniformity in both the approval and supervision of such reinsurers. New standards to address the use of captive reinsurers were implemented, allowing current captives to continue in accordance with their currently approved plans. State insurance regulators that regulate the Company’s domestic insurance companies have placed additional restrictions on the use of newly established captive reinsurers which may increase costs and add complexity. As a result, the Company may need to alter the type and volume of business it reinsures, increase prices on those products, raise additional capital to support higher regulatory reserves or implement higher cost strategies, all of which could adversely affect the Company’s competitive position and its results of operations. It is also possible that the NAIC could place limits on the recognition of capital held in related party captives when adopting its group capital calculation. Doing so would adversely impact the amount of capital that the group would otherwise be able to recognize and report as capital resident in the group.
In the U.S., the introduction of the certified reinsurer has provided an alternative way to manage collateral requirements. In 2014, RGA Americas was designated as a certified reinsurer by the MDOI. This designation allows the Company to retrocede business to RGA Americas in lieu of using captives for collateral requirements. Effective in 2017, principles-based reserves are permitted in the U.S. During 2016, the NAIC amended the standard valuation law to adopt life principles-based reserving that was effective January 1, 2017, allowing a three-year adoption period. The Company has chosen not to establish captives subject to the new regulations as it evaluates the impact of the regulations on new captives, and how these new captives fit into the Company’s overall risk management and financing programs.
Assets in Trust
Some treaties give ceding companies the right to request that the Company place assets in trust for the benefit of the cedant to support statutory reserve credits in the event of a downgrade of the Company’s ratings to specified levels, generally non-investment grade levels, or if minimum levels of financial condition are not maintained. As of December 31, 2017, these treaties had approximately $2.9 billion in statutory reserves. Assets placed in trust continue to be owned by the Company, but their use is restricted based on the terms of the trust agreement. Securities with an amortized cost of $2.2 billion were held in trust for the benefit of certain RGA subsidiaries to satisfy collateral requirements for reinsurance business at December 31, 2017. Additionally, securities with an amortized cost of $15.6 billion as of December 31, 2017, were held in trust to satisfy collateral requirements under certain third-party reinsurance treaties. Under certain conditions, the Company may be obligated to move reinsurance from one subsidiary of RGA to another subsidiary or make payments under a given treaty. These conditions include change in control or ratings of the subsidiary, insolvency, nonperformance under a treaty, or loss of reinsurance license of such subsidiary. If the Company was ever required to perform under these obligations, the risk to the Company on a consolidated basis under the reinsurance treaties would not change; however, additional capital may be required due to the change in jurisdiction of the subsidiary reinsuring the business, which could lead to a strain on liquidity.
Proceeds from the notes issued by Timberlake Financial and RGA’s direct investment in Timberlake Financial were deposited into a series of trust accounts as collateral and are not available to satisfy the general obligations of the Company. As of December 31, 2017 the Company held deposits in trust and in custody of $841.5 million for this purpose, which is not included in the figures above. A reserve account has been established to cover interest payments on notes issued by Chesterfield Financial that are not available to satisfy the general obligations of the Company. As of December 31, 2017 the Company held deposits in trust of $19.4 million for this purpose, which is not included in the figures above. See “Collateral Finance and Securitization Notes and Statutory Reserve Funding” above for additional information on the Timberlake Financial and Chesterfield Financial notes.
Reinsurance Operations
Reinsurance agreements, whether facultative or automatic, generally provide recapture provisions. Most U.S.-based reinsurance treaties include a recapture right for ceding companies, generally after 10 years. Outside of the U.S., treaties primarily include a mutually agreed-upon recapture provision. Recapture rights permit the ceding company to reassume all or a portion of the risk formerly ceded to the reinsurer. In some situations, the Company has the right to place assets in trust for the benefit of the ceding party in lieu of recapture. Additionally, certain treaties may grant recapture rights to ceding companies in the event of a significant decrease in RGA Reinsurance’s NAIC risk based capital ratio or financial strength rating. The RBC ratio trigger varies by treaty, with the majority between 125% and 225% of the NAIC’s company action level. Financial strength rating triggers vary by treaty with the majority of the triggers reached if RGA Reinsurance’s financial strength rating falls five notches from its current rating of “AA-” to the “BBB” level on the S&P scale. Recapture of business previously ceded does not affect premiums ceded prior to the recapture of such business, but would reduce premiums in subsequent periods. Upon recapture, the Company would reflect a net gain or loss on the settlement of the assets and liabilities associated with the treaty. In some cases, the ceding company is required to pay the Company a recapture fee. The Company estimates approximately $453.8 billion of its gross assumed in force business, as of December 31, 2017, was subject to treaties where the ceding company could recapture in the event minimum levels of financial condition or ratings were not maintained.
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
Off-Balance Sheet Arrangements
The Company has commitments to fund investments in limited partnerships, joint ventures, commercial mortgage loans, private placement investments and bank loans, including revolving credit agreements. See Note 12 - “Commitments, Contingencies and Guarantees” in the Notes to Consolidated Financial Statements for additional information on the Company’s commitments to fund investments and other off-balance sheet arrangements.
The Company has not engaged in trading activities involving non-exchange-traded contracts reported at fair value, nor has it engaged in relationships or transactions with persons or entities that derive benefits from their non-independent relationship with the Company.
Cash Flows
The Company’s principal cash inflows from its reinsurance operations include premiums and deposit funds received from ceding companies. The primary liquidity concerns with respect to these cash flows are early recapture of the reinsurance contract by the ceding company and lapses of annuity products reinsured by the Company. The Company’s principal cash inflows from its invested assets result from investment income and the maturity and sales of invested assets. The primary liquidity concerns with respect to these cash inflows relates to the risk of default by debtors and interest rate volatility. The Company manages these risks very closely. See “Investments” and “Interest Rate Risk” below.
Additional sources of liquidity to meet unexpected cash outflows in excess of operating cash inflows and current cash and equivalents on hand include selling short-term investments or fixed maturity securities and drawing funds under a revolving credit facility, under which the Company had availability of $753.4 million as of December 31, 2017. The Company also has $1.1 billion of funds available through collateralized borrowings from the Federal Home Loan Bank of Des Moines (“FHLB”) as of December 31, 2017. As of December 31, 2017, the Company could have borrowed these additional amounts without violating any of its existing debt covenants.
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

	For the years ended December 31,
	2017	2016	2015
Sources:
Net cash provided by operating activities	$1,982,308	$1,421,076	$2,088,615
Proceeds from long-term debt issuance	—	799,984	—
Proceeds from issuance of collateral finance and securitization notes	—	—	164,220
Excess tax benefits from share-based payment arrangement	—	162	2,963
Exercise of stock options, net	7,292	15,321	11,151
Change in cash collateral for derivatives and other arrangements	—	26,413	52,381
Cash provided by changes in universal life and other
investment type policies and contracts	265,318	512,612	—
Effect of exchange rate changes on cash	52,693	—	—
Total sources	2,307,611	2,775,568	2,319,330

Uses:
Net cash used in investing activities	1,607,573	2,781,084	1,431,741
Dividends to stockholders	117,291	100,371	93,381
Repayment of collateral finance and securitization notes	68,429	64,571	19,732
Debt issuance costs	—	8,766	4,748
Principal payments of long-term debt	302,582	2,479	2,380
Purchases of treasury stock	43,508	122,916	384,519
Change in cash collateral for derivatives and other arrangements	65,422	—	—
Cash used for changes in universal life and other
investment type policies and contracts	—	—	434,237
Effect of exchange rate changes on cash	—	19,938	68,986
Total uses	2,204,805	3,100,125	2,439,724
Net increase (decrease) in cash and cash equivalents	$102,806	$(324,557)	$(120,394)
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
Cash Flows from Investments - The principal cash inflows from the Company’s investment activities come from repayments of principal on invested assets, proceeds from sales and maturities of invested assets, and settlements of freestanding derivatives. The principal cash outflows relate to purchases of investments, issuances of policy loans and settlements of freestanding derivatives. The Company typically has a net cash outflow from investing activities because cash inflows from insurance operations are reinvested in accordance with its asset/liability management discipline to fund insurance liabilities. The Company closely monitors and manages these risks through its credit risk management process. The primary liquidity concerns with respect to these cash flows are the risk of default by debtors and market disruption, which could make it difficult for the Company to sell investments.
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

Contractual Obligations
The following table displays the Company’s contractual obligations, including obligations arising from its reinsurance business (in millions):

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Future policy benefits(1)	$7,837.7	$(366.6)	$(791.1)	$(736.9)	$9,732.3
Interest-sensitive contract liabilities(2)	24,372.9	2,039.8	4,019.5	3,839.2	14,474.4
Long-term debt, including interest	5,781.0	156.2	686.6	640.8	4,297.4
Collateral finance and securitization notes, including interest(3)	865.1	112.7	397.0	193.7	161.7
Other policy claims and benefits	4,992.1	4,992.1	—	—	—
Operating leases	38.2	11.2	12.0	5.5	9.5
Limited partnership interests and joint ventures	485.2	485.2	—	—	—
Payables for collateral received under derivative transactions	185.9	185.9	—	—	—
Other investment related commitments	288.4	288.4	—	—	—
Total	$44,846.5	$7,904.9	$4,324.0	$3,942.3	$28,675.3

(1)
Future policyholder benefits include liabilities related primarily to the Company’s reinsurance of life and health insurance products. Amounts presented in the table above represent the estimated obligations as they become due to ceding companies for benefits under such contracts, and also include future premiums, allowances and other amounts due to or from the ceding companies as the result of the Company’s assumptions of mortality, morbidity, policy lapse and surrender risk as appropriate to the respective product. Total payments may vary materially from prior years due to the assumption of new treaties or as a result of changes in projections of future experience. All estimated cash payments presented in the table above are undiscounted as to interest, net of estimated future premiums on policies currently in force and gross of any reinsurance recoverable. The sum of the undiscounted estimated cash flows shown for all years in the table is an obligation of $7,837.7 million compared to the discounted liability amount of $22,363.2 million included on the consolidated balance sheets, substantially all due to the effects of discounting the estimated cash flows in the balance sheet liability. The time value of money is not factored into the calculations in the table above. In addition, differences will arise due to changes in the projection of future benefit payments compared with those developed when the reserve was established. Expected premiums can exceed expected policy benefit payments and allowances due to the nature of the reinsurance treaties, which generally have increasing premium rates that exceed the increasing benefit payments.

(2)
Interest-sensitive contract liabilities include amounts related to the Company’s reinsurance of asset-intensive products, primarily deferred annuities and corporate-owned life insurance. Amounts presented in the table above represent the estimated obligations as they become due both to and from ceding companies relating to activity of the underlying policyholders. Amounts presented in the table above represent the estimated obligations under such contracts undiscounted as to interest, including assumptions related to surrenders, withdrawals, premium persistency, partial withdrawals, surrender charges, annuitizations, mortality, future interest credited rates and policy loan utilization. The sum of the obligations shown for all years in the table of $24,372.9 million exceeds the liability amount of $16,227.6 million included on the consolidated balance sheets principally due to the lack of discounting and accounting for separate account contracts.

(3)
Includes the Manor Re collateral financing arrangement that does not appear on the consolidated balance sheets due to a master netting agreement where the Company holds a term deposit note of equal value from the counterparty.

Excluded from the table above are net deferred income tax liabilities, unrecognized tax benefits, and accrued interest related to unrecognized tax benefits of $2,319.1 million, for which the Company cannot reliably determine the timing of payment. Current income tax payable is also excluded from the table.
The net funded status of the Company’s qualified and nonqualified pension and other postretirement liabilities included within other liabilities has been excluded from the amounts presented in the table above. As of December 31, 2017, the Company had a net unfunded balance of $139.1 million related to qualified and nonqualified pension and other postretirement liabilities. See Note 10 – “Employee Benefit Plans” in the Notes to Consolidated Financial Statements for information related to the Company’s obligations and funding requirements for pension and other post-employment benefits.
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
The Company has established target asset portfolios for its operating segments, which represent the investment strategies intended to profitably fund its liabilities within acceptable risk parameters. These strategies include objectives and limits for effective duration, yield curve sensitivity and convexity, liquidity, asset sector concentration and credit quality.
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
The Company’s liquidity position (cash and cash equivalents and short-term investments) was $1,396.8 million and $1,277.4 million at December 31, 2017 and 2016, respectively. The increase in cash and cash equivalents during 2017 is primarily related to the timing and execution of the Company’s investment strategies. Cash and cash equivalents includes cash collateral received from derivative counterparties of $185.9 million and $254.5 million as of December 31, 2017 and 2016, respectively. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in other liabilities in the Company’s consolidated balance sheets. Liquidity needs are determined from valuation analyses conducted by operational units and are driven by product portfolios. Periodic evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.
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
The Company is a member of the FHLB and holds $67.8 million of FHLB common stock, which is included in other invested assets on the Company’s consolidated balance sheets. Membership provides the Company access to borrowing arrangements with the FHLB (“advances”) and funding agreements, discussed below. The Company did not have advances at December 31, 2017 and 2016. The Company’s average outstanding balance of advances was $12.7 million and $28.5 million in 2017 and 2016, respectively. Interest on advances is reflected in interest expense on the Company’s consolidated statements of income.
In addition, the Company has also entered into funding agreements with the FHLB under guaranteed investment contracts whereby the Company has issued the funding agreements in exchange for cash and for which the FHLB has been granted a blanket lien on the Company’s commercial and residential mortgage-backed securities and commercial mortgage loans used to collateralize the Company’s obligations under the funding agreements. The Company maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreements represented by this blanket lien provide that upon any event of default by the Company, the FHLB’s recovery is limited to the amount of the Company’s liability under the outstanding funding agreements. The amount of the Company’s liability for the funding agreements with the FHLB under guaranteed investment contracts was $1.4 billion and $1.1 billion at December 31, 2017 and 2016, respectively, which is included in interest sensitive contract liabilities on the Company’s consolidated balance sheets. The advances on these agreements are collateralized primarily by commercial and residential mortgage-backed securities, commercial mortgage loans, and U.S. Treasury and government agency securities. The amount of collateral exceeds the liability and is dependent on the type of assets collateralizing the guaranteed investment contracts.
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

Portfolio Composition
The Company had total cash and invested assets of $53.0 billion and $46.0 billion at December 31, 2017 and 2016, respectively, as illustrated below (dollars in thousands):

	2017	% of Total	2016	% of Total
Fixed maturity securities, available-for-sale	$38,150,820	71.9%	$32,093,625	69.6%
Mortgage loans on real estate	4,400,533	8.3	3,775,522	8.2
Policy loans	1,357,624	2.6	1,427,602	3.1
Funds withheld at interest	6,083,388	11.5	5,875,919	12.8
Short-term investments	93,304	0.2	76,710	0.2
Other invested assets	1,605,484	3.0	1,591,940	3.5
Cash and cash equivalents	1,303,524	2.5	1,200,718	2.6
Total cash and invested assets	$52,994,677	100.0%	$46,042,036	100.0%
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

				Increase /(Decrease)
	2017	2016	2015	2017	2016
Average invested assets at amortized cost	$25,225,400	$23,188,717	$20,784,941	8.8%	11.6%
Net investment income	1,147,713	1,060,641	1,002,197	8.2%	5.8%
Investment yield (ratio of net investment income to average invested assets)	4.55%	4.57%	4.82%	(2) bps	(25) bps
Investment yield was progressively lower each year primarily due to the effect of a lower interest rate environment notably in the U.S. and Canada.
Fixed Maturity and Equity Securities Available-for-Sale
See “Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for tables that provide the amortized cost, unrealized gains and losses, estimated fair value of fixed maturity and equity securities, and the other-than-temporary impairments in AOCI by sector as of December 31, 2017 and 2016.
The Company holds various types of fixed maturity securities available-for-sale and classifies them as corporate securities (“Corporate”), Canadian and Canadian provincial government securities (“Canadian government”), residential mortgage-backed securities (“RMBS”), asset-backed securities (“ABS”), commercial mortgage-backed securities (“CMBS”), U.S. government and agencies (“U.S. government”), state and political subdivisions, and other foreign government, supranational and foreign government-sponsored enterprises (“Other foreign government”). As of December 31, 2017 and 2016, approximately 95.6% and 95.0%, respectively, of the Company’s consolidated investment portfolio of fixed maturity securities were investment grade.
Important factors in the selection of investments include diversification, quality, yield, call protection and total rate of return potential. The relative importance of these factors is determined by market conditions and the underlying reinsurance liability and existing portfolio characteristics. The largest asset class in which fixed maturity securities were invested was in corporate securities, which represented approximately 60.9% of total fixed maturity securities at December 31, 2017, compared to 61.1% at December 31, 2016. See “Corporate Fixed Maturity Securities” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for tables showing the major industry types which comprise the corporate fixed maturity holdings at December 31, 2017 and 2016.
As of December 31, 2017, the Company’s investments in Canadian government securities represented 11.1% of the fair value of total fixed maturity securities compared to 11.4% of the fair value of total fixed maturity securities at December 31, 2016. These assets are primarily high-quality long duration provincial strips, the valuation of which is closely linked to the interest rate curve. These assets are longer in duration and held primarily for asset/liability management to meet Canadian regulatory requirements. See “Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for tables showing the various sectors as of December 31, 2017 and 2016.
The Company owns floating rate securities that represent approximately 13.8% and 12.9% of the total fixed maturity securities at December 31, 2017 and December 31, 2016. These investments have a higher degree of income variability than the other fixed income holdings in the portfolio due to the floating rate nature of the interest payments. The Company holds these investments to match specific floating rate liabilities primarily reflected in the consolidated balance sheets as collateral finance notes, as well as to enhance asset management strategies.
The Company references rating agency designations in some of its investments disclosures. These designations are based on the ratings from nationally recognized statistical rating organizations, primarily Moody’s, S&P and Fitch. Structured securities (mortgage-backed and asset-backed securities) held by the Company’s insurance subsidiaries that maintain the NAIC statutory basis of accounting utilize the NAIC rating methodology. The NAIC assigns designations to publicly traded as well as privately placed securities. The designations assigned by the NAIC range from class 1 to class 6, with designations in classes 1 and 2 generally considered investment grade (BBB or higher rating agency designation). NAIC designations in classes 3 through 6 are generally considered below investment grade (BB or lower rating agency designation).
The quality of the Company’s available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity security portfolio, at December 31, 2017 and 2016 was as follows (dollars in thousands):

		2017			2016
NAIC Designation	Rating Agency Designation	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
1	AAA/AA/A	$23,534,574	$25,762,103	67.5%	$19,813,653	$21,369,081	66.5%
2	BBB	10,115,008	10,709,170	28.1	8,834,469	9,162,483	28.5
3	BB	1,139,200	1,173,639	3.1	944,839	955,735	3.0
4	B	408,990	420,284	1.1	414,087	411,138	1.3
5	CCC	78,143	79,747	0.2	187,744	177,481	0.6
6	In or near default	5,497	5,877	—	16,995	17,707	0.1
	Total	$35,281,412	$38,150,820	100.0%	$30,211,787	$32,093,625	100.0%
The Company’s fixed maturity portfolio includes structured securities. The following table shows the types of structured securities the Company held at December 31, 2017 and 2016 (dollars in thousands):

	2017		2016
		Estimated Fair Value		Estimated Fair Value
	Amortized Cost		Amortized Cost
RMBS:
Agency	$878,559	$896,977	$579,686	$602,549
Non-agency	816,567	822,903	678,353	676,027
Total RMBS	1,695,126	1,719,880	1,258,039	1,278,576
CMBS	1,285,594	1,303,387	1,342,440	1,363,654
ABS	1,634,758	1,648,362	1,443,822	1,429,344
Total	$4,615,478	$4,671,629	$4,044,301	$4,071,574
The Company’s RMBS include agency-issued pass-through securities and collateralized mortgage obligations. A majority of the agency-issued pass-through securities are guaranteed or otherwise supported by the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, or the Government National Mortgage Association. The principal risks inherent in holding mortgage-backed securities are prepayment and extension risks, which will affect the timing of when cash will be received and are dependent on the level of mortgage interest rates. Prepayment risk is the unexpected increase in principal payments from the expected, primarily as a result of owner refinancing. Extension risk relates to the unexpected slowdown in principal payments from the expected. In addition, non-agency RMBS face credit risk should the borrower be unable to pay the contractual interest or principal on their obligation. The Company monitors its mortgage-backed securities to mitigate exposure to the cash flow uncertainties associated with these risks.
The Company’s ABS include credit card receivables, railcar leasing, student loans, single-family rentals, home equity loans and collateralized debt obligations (primarily collateralized loan obligations). The principal risks specific to holding ABS are structural, credit and capital market risks. Structural risks include the securities’ cash flow priority in the capital structure and the inherent prepayment sensitivity of the underlying collateral. Credit risks include the adequacy and ability to realize proceeds from the collateral. Credit risks are mitigated by credit enhancements which include excess spread, over-collateralization and subordination. Capital market risks include general level of interest rates and the liquidity for these securities in the marketplace.
The Company monitors its fixed maturity and equity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, the length of time and the extent to which the market value has been below amortized cost, compliance with covenants, general market and industry sector conditions, current intent and ability to hold securities, and various other subjective factors. Based on management’s judgment, securities determined to have an other-than-temporary impairment in value are written down to fair value. See “Investments – Other-than-Temporary Impairment” in

Note 2 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements for additional information. The table below summarizes other-than-temporary impairments and changes in the mortgage loan provision for 2017, 2016 and 2015 (dollars in thousands):

	2017	2016	2015
Impairment losses on available-for-sale securities:
Fixed maturity securities	$42,639	$38,731	$57,380
Equity securities	1,202	—	—
Other impairment losses	7,806	10,134	6,611
Change in mortgage loan provision	1,691	872	342
Total	$53,338	$49,737	$64,333
The fixed maturity impairments in 2017, 2016 and 2015 were largely related to high-yield energy and emerging market corporate securities. The equity impairments in 2017 were related to an equity position received as part of a debt restructuring. There were no impairment losses on equity securities in 2016 and 2015. In addition, other impairment losses in 2017, 2016 and 2015 are primarily due to impairments on limited partnerships.
At December 31, 2017 and 2016, the Company had $117.0 million and $374.9 million, respectively, of gross unrealized losses related to its fixed maturity and equity securities. The distribution of the gross unrealized losses related to these securities is shown below:

	2017	2016
Sector:
Corporate	50.5%	61.6%
Canadian government	1.5	0.9
RMBS	10.2	3.6
ABS	4.4	6.4
CMBS	4.1	2.1
U.S. government	18.7	16.8
State and political subdivisions	3.7	3.3
Other foreign government	6.9	5.3
Total	100.0%	100.0%
Industry:
Finance	16.3%	20.1%
Asset-backed	4.4	6.4
Industrial	30.8	32.9
Mortgage-backed	14.3	5.7
Government	30.8	26.3
Utility	3.4	8.6
Total	100.0%	100.0%
See “Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for a table that presents the total gross unrealized losses for fixed maturity securities and equity securities at December 31, 2017 and 2016, respectively, where the estimated fair value had declined and remained below amortized cost by less than 20% or more than 20%.
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
See “Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for tables that present the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for fixed maturity and equity securities that have estimated fair values below amortized cost, by class and grade security, as well as the length of time the related market value has remained below amortized cost as of December 31, 2017 and 2016.
As of December 31, 2017 and 2016, respectively, the Company classified approximately 5.9% and 6.9% of its fixed maturity securities in the Level 3 category (refer to Note 6 – “Fair Value of Assets and Liabilities” in the Notes to Consolidated Financial Statements for additional information). These securities primarily consist of private placement corporate securities, bank loans, Canadian provincial strips, below investment grade mortgage-backed securities and subprime asset-backed securities with inactive trading markets.
See “Securities Borrowing, Lending and Other” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for information related to the Company’s securities borrowing, lending, repurchase and repurchase/reverse repurchase programs.
Mortgage Loans on Real Estate
Mortgage loans represented approximately 8.3% and 8.2% of the Company’s cash and invested assets as of December 31, 2017 and 2016, respectively. The Company’s mortgage loan portfolio consists of U.S. and Canada based investments primarily in commercial offices, light industrial properties and retail locations. The mortgage loan portfolio is diversified by geographic region and property type. Most of the mortgage loans in the Company’s portfolio range in size up to $30.0 million, with the average mortgage loan investment as of December 31, 2017 totaling approximately $9.5 million. The mortgage loan portfolio was diversified by geographic region and property type as discussed further under “Mortgage Loans on Real Estate” in Note 4 - “Investments” in the Notes to Consolidated Financial Statements.
As of December 31, 2017 and 2016, the Company’s mortgage loans, gross of unamortized deferred loan origination fees and expenses and valuation allowances, were distributed geographically as follows (dollars in thousands):

	2017		2016
	Recorded Investment	% of Total	Recorded Investment	% of Total
Pacific	$1,258,753	28.6%	$1,112,636	29.4%
South Atlantic	896,117	20.3	782,509	20.7
Mountain	694,324	15.7	615,915	16.3
East North Central	527,316	11.9	422,512	11.2
West North Central	309,326	7.0	318,212	8.4
West South Central	387,151	8.8	317,194	8.4
Middle Atlantic	137,600	3.1	92,683	2.4
East South Central	96,887	2.2	57,216	1.5
New England	5,700	0.1	9,346	0.2
Subtotal - U.S.	4,313,174	97.7	3,728,223	98.5
Canada	99,997	2.3	54,984	1.5
Total	$4,413,171	100.0%	$3,783,207	100.0%
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
Policy Loans
Policy loans comprised approximately 2.6% and 3.1% of the Company’s cash and invested assets as of December 31, 2017 and 2016, respectively, substantially all of which are associated with one client. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. The Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.
Funds Withheld at Interest
Funds withheld at interest comprised approximately 11.5% and 12.8% of the Company’s cash and invested assets as of December 31, 2017 and 2016, respectively. For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company, and are reflected as funds withheld at interest on the Company’s consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances with amounts owed by the ceding company. Ceding companies with funds withheld at interest had an average financial strength rating of “A” at December 31, 2017 and 2016. Certain ceding companies maintain segregated portfolios for the benefit of the Company.
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
Based on data provided by ceding companies at December 31, 2017 and 2016, funds withheld at interest totaled (dollars in thousands):

	2017		2016
Underlying Security Type:	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
Segregated portfolios	$3,958,583	$4,279,114	$4,023,190	$4,322,975
Non-segregated portfolios	1,996,509	1,996,509	1,870,191	1,870,191
Embedded derivatives (1)	128,296	—	(17,462)	—
Total funds withheld at interest	$6,083,388	$6,275,623	$5,875,919	$6,193,166

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

Based on data provided by the ceding company at December 31, 2017 and 2016, segregated portfolios contained primarily corporate, municipal, government and asset-backed securities as well as derivative securities and reverse repurchase obligations. These assets pose risks similar to the fixed maturity securities the Company directly owns. Derivatives consist primarily of S&P 500 options which are used to hedge liabilities and interest credited for EIAs reinsured by the Company. The securities held within the segregated portfolios are primarily investment-grade, with an average rating of “A.” The average maturity for investments held within the segregated portfolios of funds withheld at interest is ten years or more. Interest accrues to the total funds withheld at interest assets at rates defined by the treaty terms and the Company estimated the yields were approximately 7.78%, 5.89% and 6.10% for the years ended December 31, 2017, 2016 and 2015, respectively. Changes in these estimated yields are affected by changes in the fair value of equity options held in the funds withheld portfolio associated with EIAs. Additionally, under certain treaties the Company is subject to the investment performance on the withheld assets, although it does not directly control them. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance.
Other Invested Assets
Other invested assets include equity securities, limited partnership interests, joint ventures (other than operating joint ventures), derivative contracts, fair value option (“FVO”) contractholder-directed unit-linked investments, FHLB common stock and equity release mortgages. Other invested assets represented approximately 3.0% and 3.5% of the Company’s cash and invested assets as of December 31, 2017 and 2016, respectively. See “Other Invested Assets” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for a table that presents the carrying value of the Company’s other invested assets by type as of December 31, 2017 and 2016.
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
See Note 5 – “Derivative Instruments” in the Notes to Consolidated Financial Statements for a table that presents the notional amounts and fair value of investment related derivative instruments held at December 31, 2017 and 2016.
The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value at the reporting date plus or minus any collateral posted or held by the Company. The Company had no credit exposure related to its derivative contracts, excluding futures and mortality swaps, at December 31, 2017 and 2016, as the net amount of collateral pledged to the Company from counterparties exceeded the fair value of the derivative contracts.

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

The following table presents the account values, the weighted average interest-crediting rates and minimum guaranteed rate ranges for the contracts containing guaranteed rates by major class of interest-sensitive product as of December 31, 2017 and 2016 (dollars in thousands):

	Account Value		Current Weighted-Average Interest Crediting Rate		Minimum Guaranteed Rate Ranges
Interest Sensitive Contract Liability	2017	2016	2017	2016	2017	2016
Traditional individual fixed annuities	$6,671,880	$5,377,061	2.86%	2.86%	0.50 – 4.50%	0.50 – 4.50%
Equity-indexed annuities	4,071,702	4,243,481	3.88	1.69	1.00 – 3.00	1.00 – 3.00
Individual variable annuity contracts	144,615	4,781	3.04	2.64	1.50 – 3.04	0.33 – 3.13
Guaranteed investment contracts	1,358,612	1,054,747	1.63	1.17	1.47 – 2.63	0.31 – 4.50
Universal life – type policies	2,659,445	2,761,886	3.97	4.03	3.00 – 6.00	3.00 – 6.00
The following table presents the account values by each minimum guaranteed rate, rounded to the nearest percentage, by class of interest-sensitive product as of December 31, 2017 and 2016 (dollars in thousands):

	Account Value as of December 31, 2017
Interest Sensitive Contract Liability	1%	2%	3%	4%	5%	6%	Total
Traditional individual fixed annuities	$833,788	$742,760	$3,761,978	$1,322,063	$11,291	$—	$6,671,880
Equity-indexed annuities	692,601	2,508,847	870,254	—	—	—	4,071,702
Individual variable annuity contracts	—	2,528	142,087	—	—	—	144,615
Guaranteed investment contracts	239,809	1,093,776	25,027	—	—	—	1,358,612
Universal life – type policies	—	—	51,010	2,529,314	56,634	22,487	2,659,445

	Account Value as of December 31, 2016
Interest Sensitive Contract Liability	1%	2%	3%	4%	5%	6%	Total
Traditional individual fixed annuities	$659,734	$636,455	$3,371,758	$697,216	$11,898	$—	$5,377,061
Equity-indexed annuities	688,796	2,612,985	941,700	—	—	—	4,243,481
Individual variable annuity contracts	—	—	4,781	—	—	—	4,781
Guaranteed investment contracts	800,082	192,812	—	36,537	25,316	—	1,054,747
Universal life – type policies	—	—	49,706	2,631,139	57,751	23,290	2,761,886
The spread profits on the Company’s fixed annuity and interest-sensitive whole life, universal life (“UL”) and fixed portion of variable universal life (“VUL”) insurance policies are at risk if interest rates decline and remain relatively low for a period of time, which has generally been the case in recent years. Should interest rates remain at current levels, which are significantly lower than those existing prior to the declines of recent years, the average earned rate of return on the Company’s annuity and UL investment portfolios will continue to decline. Declining portfolio yields may cause the spreads between investment portfolio yields and the interest rate credited to contract holders to deteriorate as the Company’s ability to manage spreads can become limited by minimum guaranteed rates on annuity and UL policies. In 2017, minimum guaranteed rates on non-variable annuity and UL policies generally ranged from 0.50% to 6.00%, with an average guaranteed rate of approximately 2.74%. In 2016, minimum guaranteed rates on non-variable annuity and UL policies generally ranged from 0.50% to 6.00%, with an average guaranteed rate of approximately 2.69%.
Interest rate spreads are managed for near term income through a combination of crediting rate actions and portfolio management. Certain annuity products contain crediting rates that reset annually, of which $5,343.9 million and $4,218.6 million of account balances are not subject to surrender charges as of December 31, 2017 and 2016, respectively, with substantially all of these already at their minimum guaranteed rates. As such, certain management and monitoring processes are designed to minimize the effect of sudden and/or sustained changes in interest rates on fair value, cash flows, and net interest income.
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
Interest rate sensitivity analysis is used to measure the Company’s interest rate price risk by computing estimated changes in fair value of fixed rate assets and liabilities in the event of a hypothetical 100 basis point change (increase or decrease) in market interest rates. The Company does not have fixed rate instruments classified as trading securities. The Company’s projected net decrease in fair value of financial instruments in the event of a 100 basis point increase in market interest rates at its fiscal years ended December 31, 2017 and 2016 was $966.7 million and $876.5 million, respectively.

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

Interest Rate Analysis of Estimated Fair Value of Fixed Maturity Securities
December 31, 2017:	-100 bps	-50 bps	-	50 bps	100 bps
Total estimated fair value	$41,312	$39,695	$38,151	$36,699	$35,354
% Change in estimated fair value from base	8.3%	4.0%	—%	(3.8)%	(7.3)%
$ Change in estimated fair value from base	$3,161	$1,544	$—	$(1,452)	$(2,797)

December 31, 2016:	-100 bps	-50 bps	-	50 bps	100 bps
Total estimated fair value	$34,649	$33,346	$32,094	$30,907	$29,810
% Change in estimated fair value from base	8.0%	3.9%	—%	(3.7)%	(7.1)%
$ Change in estimated fair value from base	$2,555	$1,252	$—	$(1,187)	$(2,284)
Interest rate sensitivity analysis is also used to measure the Company’s interest rate cash flow risk by computing estimated changes in the expected cash flows for floating rate assets and liabilities over a one year period following an instantaneous, parallel, hypothetical 100 basis point change (increase or decrease) in market interest rates. The Company does not have variable rate instruments classified as trading securities. The Company’s projected decrease in cash flows associated with floating rate instruments in the event of an instantaneous 100 basis point decrease in market interest rates for its fiscal years ended December 31, 2017 and 2016 was $44.4 million and $33.7 million, respectively.
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

	Unfavorable			Favorable
Year Ended December 31, 2017	-10%	-5%	-	5%	10%
Income before income taxes	$1,096,520	$1,119,667	$1,142,815	$1,165,963	$1,189,110
% change of income before income taxes from base	(4.1)%	(2.0)%	—%	2.0%	4.1%
$ change of income before income taxes from base	$(46,295)	$(23,148)	$—	$23,148	$46,295

	Unfavorable			Favorable
Year Ended December 31, 2016	-10%	-5%	-	5%	10%
Income before income taxes	$996,109	$1,020,028	$1,043,946	$1,067,864	$1,091,783
% change of income before income taxes from base	(4.6)%	(2.3)%	—%	2.3%	4.6%
$ change of income before income taxes from base	$(47,837)	$(23,918)	$—	$23,918	$47,837
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

Variable Annuities
The Company reinsures variable annuities including those with guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”) and guaranteed minimum withdrawal benefits (“GMWB”). Strong equity markets, increases in interest rates and decreases in equity market volatility will generally decrease the fair value of the liabilities underlying the benefits. Conversely, a decrease in the equity markets along with a decrease in interest rates and an increase in equity market volatility will generally result in an increase in the fair value of the liabilities underlying the benefits, which has the effect of increasing reserves and lowering earnings. The Company maintains a customized dynamic hedging program that is designed to substantially mitigate the risks associated with income volatility around the change in reserves on guaranteed benefits, ignoring the Company’s own credit risk assessment. However, the hedge positions may not fully offset the changes in the carrying value of the guarantees due to, among other things, time lags, high levels of volatility in the equity and derivative markets, extreme swings in interest rates, unexpected contract holder behavior, and divergence between the performance of the underlying funds and hedging indices. These factors, individually or collectively, may have a material adverse effect on the Company’s net income, financial condition or liquidity. The table below provides a summary of variable annuity account values and the fair value of the guaranteed benefits as of December 31, 2017 and 2016.

	December 31,
(dollars in millions)	2017	2016
No guaranteed minimum benefits	$950	$731
GMDB only	182	58
GMIB only	24	5
GMAB only	22	28
GMWB only	1,366	1,334
GMDB / WB	343	335
Other	31	19
Total variable annuity account values	$2,918	$2,510
Fair value of liabilities associated with living benefit riders	$152	$185
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
The Company enters into various collateral arrangements, which require both the posting and accepting of collateral in connection with its derivative instruments. Collateral agreements contain attachment thresholds that vary depending on the posting party’s financial strength ratings. Additionally, a decrease in the Company’s financial strength rating to a specified level results in potential settlement of the derivative positions under the Company’s agreements with its counterparties. A committee is responsible for setting rules and approving and overseeing all transactions requiring collateral. See “Credit Risk” in Note 5 - “Derivative Instruments” in the Notes to Consolidated Financial Statements for additional information on credit risk related to derivatives.
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
Generally, RGA’s insurance subsidiaries retrocede amounts in excess of their retention to certain other RGA insurance subsidiaries. External retrocessions are arranged through the Company’s retrocession pools for amounts in excess of its retention. As of December 31, 2017, all retrocession pool members in this excess retention pool rated by the A.M. Best Company were rated “A-” or better. A rating of “A-” is the fourth highest rating out of sixteen possible ratings. For a majority of the retrocessionaires that were not rated, letters of credit or trust assets have been given as additional security. In addition, the Company performs annual financial and in force reviews of its retrocessionaires to evaluate financial stability and performance.
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
Capital Risk
Capital risk is the risk of lower/negative earnings, potential reduction in enterprise value, and/or the loss of ability to conduct business due to insufficient financial capacity, including not having the appropriate amount of group or entity-level capital to conduct business today or in the future. The Company monitors capital risk exposure using relevant bases of measurement including but not limited to economic, rating agency, and local regulatory methodologies. Additionally, the Company regularly assesses risk related to collateral, financing, liquidity and tax.
Collateral Risk
Collateral risk is the risk that collateral will not be available at expected costs or in the capacity required to meet current and future needs. The Company monitors risks related to interest rate movement, collateral requirements and position and capital markets environment. Collateral demands and resources continue to be actively managed with available collateral sources being more than sufficient to cover stress level collateral demands.
Financing Risk
Financing risk is the risk that capital will not be available at expected costs or in the capacity required. The Company continues to monitor financing risks related to regulatory financing, contingency financing, and debt capital and sees no immediate issues with its current structures, capacity and plans.
Liquidity Risk
Liquidity risk is the risk that the Company is unable to meet payment obligations at expected costs or in the capacity required. The Company’s traditional liquidity demands include items such as claims, expenses, debt financing and investment purchases which are largely known or can be reasonably forecasted. The Company regularly performs liquidity risk modeling, including both market and Company specific stresses, to assess the sufficiency of available resources.
Tax Risk
Tax risk is the risk that current and future tax positions are different than expected. The Company monitors tax risks related to the evolving tax and regulatory environment, business transactions, legal entity reorganizations, tax compliance obligations, and financial reporting.

Operational Risk
Operational risk is the risk of lower/negative earnings and a potential reduction in enterprise value caused by unexpected losses associated with inadequacy or failure on the part of internal processes, people and systems, or from external events.  The Company regularly monitors and assesses the risks related to business conduct and governance, fraud, privacy and security, business disruption, and business operations. Various insurance, market and credit, capital, and strategy risk obligations and concerns often intersect with the Company’s core operational process risk areas.  Given the scope of the Company’s business and the number of countries in which it operates, this set of risks has the potential to affect the business locally, regionally, or globally. Operational risks are core to managing the Company’s brand and market confidence as well as maintaining its ability to acquire and retain the appropriate expertise to execute and operate the business.
Business Conduct and Governance
Business conduct and governance is the risk related to management oversight, compliance, market conduct, and legal matters. The Company’s Compliance Risk Management Program facilitates a proactive evaluation of present and potential compliance risks associated with both local and enterprise-wide regulatory requirements as well as compliance with Company policies and procedures.
Fraud Risk
Fraud risk is the risk related to the deliberate abuse of and/or taking of Company assets in order to secure gain for the perpetrator or inflict harm on the Company or other victim. Ongoing monitoring and an annual fraud risk assessment enables the Company to continually evaluate potential fraud risks within the organization.
Privacy and Security Risk
Privacy and security risk is the risk of theft, loss, or unauthorized disclosure of physical or electronic assets resulting in a loss of asset value, confidentiality, or intellectual property. The Company’s privacy and security programs, processes, and procedures are designed to prevent unauthorized physical and electronic theft and the disclosure of confidential and personal data related to its customers, insured individuals or its employees. The Company employs technology, administrative related processes and procedural controls, security measures and other preventative actions to reduce the risk of such incidents.
Business Disruption Risk
Business disruption risk is the risk of impairment to operational capabilities due to the unavailability of people, systems, and/or facilities. The Company’s global business continuity process enables associates to identify potential impacts that threaten operations by providing the framework, policies and procedures and required recurring training for how the Company will recover and restore interrupted critical functions, within a predetermined time, after a disaster or extended disruption, until its normal facilities are restored.
Business Operations Risk
Business operations risk is the risk related to business processes and procedures. Business operations risk includes risk associated with the processing of transactions, data use and management, monitoring and reporting, the integrity and accuracy of models and the use of third party and advisory services.
Human Capital Risk
Human capital risk is related to workforce management, including talent acquisition, development, retention, and employment relations/regulations. The Company actively monitors human capital risks using multiple practices which include but are not limited to human resource and compliance policies and procedures, regularly reviewing key risk indicators, performance evaluations, compensation and benefits benchmarking, succession planning, employee engagement surveys and associate exit interviews.
Strategic Risk
Strategic risk relates to the planning, implementation, and management of the Company’s business plans and strategies, including the risks associated with: the global environment in which it operates; future law and regulation changes; political risks; and relationships with key external parties.
Strategy Risk
Strategy risk is the risk related to the design and execution of the Company’s strategic plan, including risks associated with merger and acquisition activity. Strategy risks are addressed by a robust multi-year planning process, regular business unit level assessments of strategy execution and active benchmarking of key performance and risk indicators across the Company’s portfolios of businesses. The Company’s risk appetites and limits are set consistently with strategic objectives.

External Environment Risk
External environment risk relates to external competition, macro trends, and client needs. Macro characteristics that drive market opportunities, risk and growth potential, the competitive landscape and client feedback are closely monitored.
Key Relationships Risk
Key relationships risk relates to areas of important interactions with parties external to the Company. The Company’s reputation is a critical asset in successfully conducting business and therefore relationships with its primary stakeholders (including but not limited to business partners, shareholders, clients, rating agencies, and regulators) are all carefully monitored.
Political and Regulatory Risk
Political and regulatory risk relates to future law and regulation changes and the impact of political changes or instability on the Company’s ability to achieve its objectives. Regulatory and political developments and related risks that may affect the Company are identified, assessed and monitored as part of regular oversight activities.
New Accounting Standards
See “New Accounting Pronouncements” in Note 2 — “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements.

Item 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information required by Item 7A is contained in Item 7 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market and Credit Risk”

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
	(Dollars in thousands, except share data)
Assets
Fixed maturity securities:
Available-for-sale at fair value (amortized cost of $35,281,412 and $30,211,787)	$38,150,820	$32,093,625
Mortgage loans on real estate (net of allowances of $9,384 and $7,685)	4,400,533	3,775,522
Policy loans	1,357,624	1,427,602
Funds withheld at interest	6,083,388	5,875,919
Short-term investments	93,304	76,710
Other invested assets	1,605,484	1,591,940
Total investments	51,691,153	44,841,318
Cash and cash equivalents	1,303,524	1,200,718
Accrued investment income	392,721	347,173
Premiums receivable and other reinsurance balances	2,338,481	1,930,755
Reinsurance ceded receivables	782,027	683,972
Deferred policy acquisition costs	3,239,824	3,338,605
Other assets	767,088	755,338
Total assets	$60,514,818	$53,097,879
Liabilities and Stockholders’ Equity
Future policy benefits	$22,363,241	$19,581,573
Interest-sensitive contract liabilities	16,227,642	14,029,354
Other policy claims and benefits	4,992,074	4,263,026
Other reinsurance balances	488,739	388,989
Deferred income taxes	2,198,309	2,770,640
Other liabilities	1,102,975	1,041,880
Long-term debt	2,788,365	3,088,635
Collateral finance and securitization notes	783,938	840,700
Total liabilities	50,945,283	46,004,797
Commitments and contingent liabilities (See Note 12)
Stockholders’ Equity:
Preferred stock (par value $.01 per share; 10,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.01 per share; 140,000,000 shares authorized; shares issued: 79,137,758 at December 31, 2017 and 2016)	791	791
Additional paid-in-capital	1,870,906	1,848,611
Retained earnings	6,736,265	5,199,130
Treasury stock, at cost - 14,685,663 and 14,835,256 shares	(1,102,058)	(1,094,779)
Accumulated other comprehensive income	2,063,631	1,139,329
Total stockholders’ equity	9,569,535	7,093,082
Total liabilities and stockholders’ equity	$60,514,818	$53,097,879
See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
	2017	2016	2015
Revenues	(Dollars in thousands, except per share data)
Net premiums	$9,841,130	$9,248,871	$8,570,741
Investment income, net of related expenses	2,154,651	1,911,886	1,734,495
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(42,639)	(38,805)	(57,380)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income	—	74	—
Other investment related gains (losses), net	210,519	132,926	(107,370)
Total investment related gains (losses), net	167,880	94,195	(164,750)
Other revenues	352,108	266,559	277,692
Total revenues	12,515,769	11,521,511	10,418,178
Benefits and expenses
Claims and other policy benefits	8,518,917	7,993,375	7,489,382
Interest credited	502,040	364,691	336,964
Policy acquisition costs and other insurance expenses	1,466,646	1,310,540	1,127,486
Other operating expenses	710,690	645,509	554,044
Interest expense	146,025	137,623	142,863
Collateral finance and securitization expense	28,636	25,827	22,644
Total benefits and expenses	11,372,954	10,477,565	9,673,383
Income before income taxes	1,142,815	1,043,946	744,795
Provision for income taxes	(679,366)	342,503	242,629
Net income	$1,822,181	$701,443	$502,166
Earnings per share
Basic earnings per share	$28.28	$10.91	$7.55
Diluted earnings per share	27.71	10.79	7.46
Dividends declared per share	$1.82	$1.56	$1.40
See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the years ended December 31,
	2017	2016	2015
Comprehensive income (loss)
Net Income	$1,822,181	$701,443	$502,166
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	69,126	8,610	(262,998)
Net unrealized investment gains (losses)	698,078	419,336	(689,076)
Defined benefit pension and postretirement plan adjustments	726	3,099	3,229
Total other comprehensive income (loss), net of tax	767,930	431,045	(948,845)
Total comprehensive income (loss)	$2,590,111	$1,132,488	$(446,679)
See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2014	$791	$1,798,279	$4,239,647	$(672,394)	$1,657,129	$7,023,452
Net income			502,166			502,166
Total other comprehensive income (loss)					(948,845)	(948,845)
Dividends to stockholders			(93,381)			(93,381)
Purchase of treasury stock				(384,519)		(384,519)
Reissuance of treasury stock		17,863	(28,129)	46,774		36,508
Balance, December 31, 2015	791	1,816,142	4,620,303	(1,010,139)	708,284	6,135,381
Net income			701,443			701,443
Total other comprehensive income (loss)					431,045	431,045
Dividends to stockholders			(100,371)			(100,371)
Purchase of treasury stock				(122,916)		(122,916)
Reissuance of treasury stock		32,469	(22,245)	38,276		48,500
Balance, December 31, 2016	791	1,848,611	5,199,130	(1,094,779)	1,139,329	7,093,082
Adoption of new accounting standards			(138,649)		156,372	17,723
Net income			1,822,181			1,822,181
Total other comprehensive income (loss)					767,930	767,930
Dividends to stockholders			(117,291)			(117,291)
Purchase of treasury stock				(43,508)		(43,508)
Reissuance of treasury stock		22,295	(29,106)	36,229		29,418
Balance, December 31, 2017	$791	$1,870,906	$6,736,265	$(1,102,058)	$2,063,631	$9,569,535
See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

	For the years ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net income	$1,822,181	$701,443	$502,166
Adjustments to reconcile net income to net cash provided by operating activities:
Change in operating assets and liabilities:
Accrued investment income	(43,142)	(18,761)	(48,458)
Premiums receivable and other reinsurance balances	(346,737)	(156,836)	(313,882)
Deferred policy acquisition costs	154,234	31,024	(66,633)
Reinsurance ceded receivable balances	(124,056)	(53,221)	(11,740)
Future policy benefits, other policy claims and benefits, and other reinsurance balances	1,320,810	810,474	1,867,488
Deferred income taxes	(847,304)	293,777	148,996
Other assets and other liabilities, net	242,466	(98,675)	(55,345)
Amortization of net investment premiums, discounts and other	(105,382)	(93,952)	(77,303)
Depreciation and amortization expense	52,902	26,853	31,103
Investment related (gains) losses, net	(167,880)	(94,195)	164,750
Excess tax benefits from share-based payment arrangement	—	(162)	(2,963)
Other, net	24,216	117,949	(49,564)
Net cash provided by operating activities	1,982,308	1,465,718	2,088,615
Cash flows from investing activities
Sales of fixed maturity securities available-for-sale	7,308,608	4,584,828	5,461,687
Maturities of fixed maturity securities available-for-sale	589,214	472,435	439,640
Sales of equity securities	207,347	434,518	81,319
Principal payments on mortgage loans on real estate	339,919	442,755	383,828
Principal payments on policy loans	114,586	88,840	21,322
Purchases of fixed maturity securities available-for-sale	(8,941,293)	(7,414,647)	(5,874,309)
Purchases of equity securities	(81,254)	(584,532)	(95,834)
Cash invested in mortgage loans on real estate	(964,421)	(1,092,876)	(810,092)
Cash invested in policy loans	(44,607)	(47,646)	(52,207)
Cash invested in funds withheld at interest	(22,557)	(32,597)	(339,062)
Purchase of businesses, net of cash acquired of $69,823	—	—	(145,235)
Purchases of property and equipment	(44,211)	(44,642)	(23,553)
Cash paid under securities repurchase agreements	—	—	(101,203)
Change in short-term investments	52,302	465,628	(470,002)
Change in other invested assets	(121,206)	(97,790)	91,960
Net cash used in investing activities	(1,607,573)	(2,825,726)	(1,431,741)
Cash flows from financing activities
Dividends to stockholders	(117,291)	(100,371)	(93,381)
Repayment of collateral finance and securitization notes	(68,429)	(64,571)	(19,732)
Proceeds from issuance of collateral finance and securitization notes	—	—	164,220
Proceeds from long-term debt issuance	—	799,984	—
Debt issuance costs	—	(8,766)	(4,748)
Principal payments of long-term debt	(302,582)	(2,479)	(2,380)
Purchases of treasury stock	(43,508)	(122,916)	(384,519)
Excess tax benefits from share-based payment arrangement	—	162	2,963
Exercise of stock options, net	7,292	15,321	11,151
Change in cash collateral for derivative positions and other arrangements	(65,422)	26,413	52,381
Deposits on universal life and other investment type policies and contracts	1,017,699	1,041,623	277,280
Withdrawals on universal life and other investment type policies and contracts	(752,381)	(529,011)	(711,517)
Net cash used in financing activities	(324,622)	1,055,389	(708,282)
Effect of exchange rate changes on cash	52,693	(19,938)	(68,986)
Change in cash and cash equivalents	102,806	(324,557)	(120,394)
Cash and cash equivalents, beginning of period	1,200,718	1,525,275	1,645,669
Cash and cash equivalents, end of period	$1,303,524	$1,200,718	$1,525,275

Supplemental disclosures of cash flow information:
Interest paid	$173,471	$156,727	$148,124
Income taxes paid, net of refunds	$37,098	$61,085	$41,577
Non-cash transactions:
Transfer of invested assets	$3,285,837	$120,500	$2,092,558
Accrual for capitalized assets	$—	$—	$253
Purchase of a business:
Assets acquired, excluding cash acquired	$—	$—	$4,040,175
Liabilities assumed	—	—	(3,894,940)
Net cash paid on purchase	$—	$—	$145,235
See accompanying notes to consolidated financial statements.

Reinsurance Group of America, Incorporated
Notes to consolidated financial statements
For the years ended December 31, 2017, 2016 and 2015
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
Funds Withheld at Interest
Funds withheld at interest represent amounts contractually withheld by ceding companies in accordance with reinsurance agreements. For agreements written on a modified coinsurance basis and agreements written on a coinsurance funds withheld basis, assets which support the net statutory reserves or as defined in the treaty, are withheld and legally owned by the ceding company. Interest, recorded in investment income, net of related expenses in the consolidated statements of income, accrues to these assets at calculated rates as defined by the treaty terms. Changes in the value of the equity options held within the funds withheld portfolio associated with equity-indexed annuity treaties are reflected in investment income, net of related expenses.
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
Other Invested Assets
In addition to derivative contracts discussed below, other invested assets include equity securities, contractholder-directed investments, limited partnership interests, joint ventures (other than operating joint ventures), equity release mortgages and structured loans. Equity securities are carried at fair value with the exception of the Company’s investment in the Federal Home Loan Bank of Des Moines (“FHLB”) common stock, which is carried at cost. The fair value option (“FVO”) was elected for contractholder-directed investments supporting unit-linked variable annuity type liabilities which do not qualify for presentation and reporting as separate accounts. Changes in estimated fair value of these securities are included in investment income, net of related expenses. Limited partnership interests and structured loans are primarily carried at cost. Based on the nature and structure of these investments, they do not meet the characteristics of an equity security in accordance with applicable accounting standards. Joint ventures and certain limited partnerships are reported using the equity method of accounting.
Equity release mortgages are carried at unpaid principal balances, net of any unamortized premium or discount and valuation allowance. Interest income is accrued on the principal amount of the equity release mortgage based on its contractual interest rate.
Securities Borrowing, Lending and Repurchase Agreements
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
The Company participates in a securities lending program whereby securities, reflected as investments on the Company’s consolidated balance sheets, are loaned to a third party. The Company receives securities as collateral, in an amount equal to a minimum of 105% of the fair value of the securities lent. The securities received as collateral are not reflected on the Company’s consolidated balance sheets.
The Company participates in a repurchase program in which securities, reflected as investments on the Company’s consolidated balance sheets, are pledged to a third party. In return, the Company receives cash from the third party, which is reflected as a payable to a third party, included in other liabilities on the consolidated balance sheets. The Company is required to maintain a minimum collateral balance with a fair value of 102% of the cash received.
The Company participates in repurchase/reverse repurchase programs in which securities, reflected as investments on the Company’s consolidated balance sheets, are pledged to third parties. In return, the Company receives securities from the third parties with an estimated fair value equal to a minimum of 100% of the securities pledged. The securities received are not reflected on the Company’s consolidated balance sheets.
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
Derivative Instruments
Overview
The Company utilizes a variety of derivative instruments including swaps, options, forwards and futures, primarily to manage or hedge interest rate risk, credit risk, inflation risk, foreign currency risk, market volatility and various other market risks associated with its business. The Company does not invest in derivatives for speculative purposes. It is the Company’s policy to enter into derivative contracts primarily with highly rated parties. See Note 5 - “Derivative Instruments” for additional detail on the Company’s derivative positions.
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
Premiums Receivable
Premiums are accrued when due and in accordance with information received from the ceding company. When the Company enters into a new reinsurance agreement, it records accruals based on the terms of the reinsurance treaty. Similarly, when a ceding company fails to report information on a timely basis, the Company records accruals based on the terms of the reinsurance treaty as well as historical experience. Other management estimates include adjustments for increased in force on existing treaties, lapsed premiums given historical experience, the financial health of specific ceding companies, collateral value and the legal right of offset on related amounts (i.e. allowances and claims) owed to the ceding company. Under the legal right of offset provisions in its reinsurance treaties, the Company can withhold payments for allowances and claims from unpaid premiums. Based on its review of these factors and historical experience, the Company did not believe a provision for doubtful accounts was necessary as of December 31, 2017 or 2016.
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
The Company tests the recoverability for each year of business at issue before establishing additional deferred acquisition costs (“DAC”). The Company also performs annual tests to establish that DAC are expected to remain recoverable, and if financial performance significantly deteriorates to the point where a deficiency exists, a cumulative charge to current operations will be recorded. No such adjustments related to DAC recoverability were made in 2017, 2016 and 2015.
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
Goodwill and Value of Business Acquired
Goodwill, reported in other assets, is not amortized into results of operations, but instead is reviewed at least annually for impairment and written down only in the periods in which the recorded value of goodwill exceeds its fair value. Goodwill as of December 31, 2017 and 2016 totaled $7.0 million. The value of business acquired (“VOBA”) is amortized in proportion to the ratio of annual premium revenues to total anticipated premium revenues or in relation to the present value of estimated profits. Anticipated premium revenues have been estimated using assumptions consistent with those used in estimating reserves for future policy benefits. The carrying value is reviewed at least annually for indicators of impairment in value. The VOBA was approximately $3.3 million and $3.1 million, including accumulated amortization of $14.6 million and $14.3 million, as of December 31, 2017 and 2016, respectively. The VOBA amortization expense for the years ended December 31, 2017, 2016 and 2015 was $0.3 million, $0.5 million, and $0.4 million, respectively. These amortized balances are included in other assets on the consolidated balance sheets. Future amortization of the VOBA is not material.
Value of Distribution Agreements and Customer Relationships Acquired
Value of distribution agreements (“VODA”) is reported in other assets and represents the present value of future profits associated with the expected future business derived from the distribution agreements. Value of customer relationships acquired (“VOCRA”) is also reported in other assets and represents the present value of the expected future profits associated with the expected future business acquired through existing customers of the acquired company or business. The VODA is amortized over a useful life of 15 years and the VOCRA is also amortized over a 15 year period in proportion to expected revenues generated. Such amortization is included in policy acquisition costs and other insurance expenses for reinsurance-related acquisitions or other operating expenses for other acquisitions. Each year the Company reviews VODA and VOCRA to determine the recoverability of these balances. VODA and VOCRA totaled approximately $52.3 million and $61.2 million, including accumulated amortization of $72.1 million and $63.2 million, as of December 31, 2017 and 2016, respectively. The VODA and VOCRA amortization expense for the years ended December 31, 2017, 2016 and 2015 was $8.9 million, $9.3 million and $9.5 million, respectively. Amortization of the VODA and VOCRA is estimated to be $8.6 million, $8.3 million, $7.8 million, $6.9 million and $6.6 million during 2018, 2019, 2020, 2021 and 2022, respectively.
Property, Equipment, Leasehold Improvements and Computer Software
Property, equipment and leasehold improvements, which are included in other assets, are stated at cost, less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, as appropriate. The estimated life is generally 40 years for company occupied real estate property, from one to seven years for leasehold improvements, and from three to seven years for all other property and equipment. The cost basis of the property, equipment and leasehold improvements was $236.1 million and $221.7 million at December 31, 2017 and 2016, respectively. Accumulated depreciation of property, equipment and leasehold improvements was $79.4 million and $60.8 million at December 31, 2017 and 2016, respectively. Related depreciation expense was $17.2 million, $16.6 million and $17.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. The Company had assets acquired under capital leases, included in the total above, of $136.3 million and $145.7 million, net of accumulated depreciation of $30.5 million and $21.0 million as of December 31, 2017 and 2016, respectively. Depreciation on assets under capital leases charged to expense is included in other operating expenses. Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $9.4 million, $9.6 million and $10.0 million, respectively.

Computer software, which is included in other assets, is stated at cost, less accumulated amortization. Purchased software costs, as well as certain internal and external costs incurred to develop internal-use computer software during the application development stage, are capitalized. Amortization of software costs is recorded on a straight-line basis over periods ranging from three to ten years. Carrying values are reviewed periodically for indicators of impairment in value. Unamortized computer software costs were $145.5 million and $139.8 million at December 31, 2017 and 2016, respectively. Amortization expense was $35.7 million, $10.3 million, and $14.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. The Company recognized capital project write-offs of $24.5 million, $0.6 million and $6.0 million in 2017, 2016 and 2015, respectively.

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
The Company establishes future policy benefits for guaranteed minimum death benefits (“GMDB”) relating to the reinsurance of certain variable annuity contracts by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess proportionally over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to claims and other policy benefits, if actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used in estimating the GMDB liabilities are consistent with those used for amortizing DAC, and are thus subject to the same variability and risk. The Company’s GMDB liabilities at December 31, 2017 and 2016 were not material.
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
Other Policy Claims and Benefits
Claims payable for incurred but not reported losses are determined using case-basis estimates and lag studies of past experience. The time lag from the date of the claim or death to when the ceding company reports the claim to the Company can vary significantly by ceding company, business segment and product type, but generally averages around 3.6 months. Incurred but not reported claims are estimates on an undiscounted basis, using actuarial estimates of historical claims expense, adjusted for current trends and conditions. These estimates are continually reviewed and the ultimate liability may vary significantly from the amount recognized, which are reflected in claims and other policy benefits in the consolidated statements of income in the period in which they are determined.

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
The Company provides for federal, state and foreign income taxes currently payable, as well as those deferred due to temporary differences between the financial reporting and tax bases of assets and liabilities and are recognized in net income or in certain cases in OCI. The Company’s accounting for income taxes represents management’s best estimate of various events and transactions considering the laws enacted as of the reporting date. The Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform”) creates additional complexity due to various provisions that require management judgment and assumptions, which are subject to change.
Deferred tax assets and liabilities resulting from temporary differences between the financial reporting and tax bases of assets and liabilities are measured at the balance sheet date using enacted tax rates in the relevant jurisdictions expected to apply to taxable income in the years the temporary differences are expected to reverse.
The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the tax law in the applicable tax jurisdiction. The Company has deferred tax assets related to net operating and capital losses. The Company has projected its ability to utilize its U.S. and foreign net operating losses and has determined that all of the U.S. losses are expected to be utilized prior to their expiration and established a valuation allowance on the portion of the foreign deferred tax assets the Company believes more likely than not that deferred income tax assets will not be realized. The Company also has deferred tax assets related to foreign tax credit (“FTC”) carryforwards. The Company established a valuation allowance on the FTC carryforwards as the Company no longer expects to realize these credits.
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
Foreign Currency Translation
Assets, liabilities and results of foreign operations are recorded based on the functional currency of each foreign operation. The determination of the functional currency is based on economic facts and circumstances pertaining to each foreign operation. The Company’s material functional currencies are the U.S. dollar, Canadian dollar, British pound, Australian dollar, Japanese yen, Korean won, Euro and South African rand. The translation of the functional currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using weighted-average exchange rates during each year. Gains or losses, net of applicable deferred income taxes, resulting from such translation are included in accumulated currency translation adjustments, in AOCI on the consolidated balance sheets until the underlying functional currency operation is sold or substantially liquidated.

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
Equity Based Compensation
The Company expenses the fair value of stock awards included in its incentive compensation plans. As of the date stock awards are approved, the fair value of stock options is determined using a Black-Scholes options valuation methodology, and the fair value of other stock awards is based upon the market value of the stock on the grant date. The fair value of the awards is expensed over the performance or service period, which generally corresponds to the vesting period, and is recognized as an increase to additional paid-in-capital in stockholders’ equity, and stock-based compensation expense is reflected in other operating expenses in the consolidated statements of income.
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
Adoption of New Accounting Standards
Stock Compensation
In March 2016, the FASB updated the general accounting principal for Stock Compensation which changed how companies account for certain aspects of share-based payment awards to employees. The updated guidance requires excess tax benefits and deficiencies from share-based payment awards be recorded in income tax expense in the income statement. Previously, excess tax benefits and deficiencies were recognized in shareholders’ equity or deferred taxes on the balance sheet depending on the tax situation of the Company. In addition, the updated guidance also changes the accounting for forfeitures and statutory tax withholding requirements, as well as the classification in the statement of cash flows. The new standard generally requires a modified retrospective transition through a cumulative-effect adjustment as of the beginning of the period of adoption, with certain provisions requiring either a prospective or retrospective transition. The Company adopted the new guidance on January 1, 2017. Upon adoption, the Company recognized excess tax benefits of approximately $17.7 million in deferred tax assets that were previously not recognized in a cumulative-effect adjustment increasing retained earnings by $17.7 million. The Company also recorded excess tax benefits of approximately $10.5 million in the provision for income taxes for the year ended December 31, 2017. The number of weighted average diluted shares outstanding were also adjusted to exclude excess tax benefits from the assumed proceeds in the diluted shares calculation resulting in an immaterial increase in the number of dilutive shares outstanding. The Company also elected to continue estimating forfeitures for purposes of recognizing share-based compensation. Other aspects of the adoption of the updated guidance did not have a material impact to the Company’s financial statements.
Reporting Comprehensive Income
In February 2018, the FASB updated the general accounting principle for Reporting Comprehensive Income to require reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects resulting from the newly enacted U.S. federal corporate income tax rate. The amount of the reclassification would be the difference between the historical U.S. federal corporate income tax rate and the newly enacted 21 percent tax rate. The Company adopted the new guidance on December 31, 2017 by reclassifying certain income tax effects of items within accumulated other comprehensive income to retained earnings as a result of the Tax Cuts and Jobs Act of 2017. The impact of adopting this standard was an increase in accumulated other comprehensive income and a reduction in retained earnings of approximately $156.4 million.
Future Adoption of New Accounting Standards
Financial Instruments
In January 2016, the FASB amended the general accounting principle for Financial Instruments, which requires equity investments that are not accounted for under the equity method of accounting to be measured at fair value with changes recognized in net income and also updates certain presentation and disclosure requirements. The new guidance became effective for the Company beginning January 1, 2018 and required a cumulative-effect adjustment for certain items upon adoption. The adoption of the new guidance was not material to the Company’s consolidated financial statements.
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
Leases
In February 2016, the FASB issued guidance which will replace most existing lease accounting guidance. The new standard, based on the principle that entities should recognize assets and liabilities arising from leases, does not significantly change the lessees’ recognition, measurement and presentation of expenses and cash flows from the previous accounting standard. Leases are classified as finance or operating. The new standard’s primary change is the requirement for entities to recognize a lease liability for payments and a right of use asset representing the right to use the leased asset during the term of operating lease arrangements. Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of twelve months or less. Lessors’ accounting is largely unchanged from the previous accounting standard. In addition, the new standard expands the disclosure requirements of lease arrangements. Lessees and lessors will use a modified retrospective transition approach, which includes a number of practical expedients. This guidance is effective for the Company January 1, 2019, with early adoption permitted. The Company is currently evaluating the impact of this amendment on its consolidated financial statements; however, it does not expect the adoption of the new standard to have a material impact on its results of operations or balance sheet as a result of the recognition of right-to-use assets and lease liabilities related to operating leases. Contractual obligations related to operating leases totaled approximately $38.2 million as of December 31, 2017.
Income Taxes
In October 2016, the FASB amended the general accounting principal for Income Taxes, effective for the Company January 1, 2018. The amendment requires entities to recognize the tax consequences of intercompany asset transfers, except for inventory, at the transaction date. Current GAAP prohibits entities from recognizing the income tax consequences from intercompany asset transfers. The seller defers any net tax effect, and the buyer is prohibited from recognizing a deferred tax asset on the difference between the newly created tax basis of the asset in its tax jurisdiction and its financial statement carrying amount as reported in the consolidated financial statements. The amendment requires entities to recognize these tax consequences in the period in which the transfer occurred. There will be an immediate effect on earnings if the tax rates in the seller’s and buyer’s tax jurisdictions are different. This amendment will be applied using a modified retrospective transition method with a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. The adoption of this amendment is not expected to have a material impact on the Company’s consolidated financial statements.
Derivative and Hedging
In August 2017, the FASB updated the general accounting principal for Derivatives and Hedging. The updated guidance improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and make certain targeted improvements to simplify the application of the hedge accounting in current GAAP related to the assessment of hedge effectiveness. The updated guidance is effective for the Company January 1, 2019, with early adoption permitted. The Company is currently evaluating the impact of this updated guidance on its consolidated financial statements.
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
Note 4  INVESTMENTS
Fixed Maturity and Equity Securities Available-for-Sale
The Company holds various types of fixed maturity securities available-for-sale and classifies them as corporate securities (“Corporate”), Canadian and Canadian provincial government securities (“Canadian government”), residential mortgage-backed securities (“RMBS”), asset-backed securities (“ABS”), commercial mortgage-backed securities (“CMBS”), U.S. government and agencies (“U.S. government”), state and political subdivisions, and other foreign government, supranational and foreign government-sponsored enterprises (“Other foreign government”). The following tables provide information relating to investments in fixed maturity and equity securities by sector as of December 31, 2017 and 2016 (dollars in thousands):

December 31, 2017:	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	% of Total	Other-than- temporary impairments in AOCI
Available-for-sale:
Corporate	$21,966,803	$1,299,594	$55,429	$23,210,968	60.9%	$—
Canadian government	2,843,273	1,378,510	1,707	4,220,076	11.1	—
RMBS	1,695,126	36,632	11,878	1,719,880	4.5	—
ABS	1,634,758	18,798	5,194	1,648,362	4.3	275
CMBS	1,285,594	22,627	4,834	1,303,387	3.4	—
U.S. government	1,953,436	12,089	21,933	1,943,592	5.1	—
State and political subdivisions	647,727	59,997	4,296	703,428	1.8	—
Other foreign government	3,254,695	154,507	8,075	3,401,127	8.9	—
Total fixed maturity securities	$35,281,412	$2,982,754	$113,346	$38,150,820	100.0%	$275
Non-redeemable preferred stock	$41,553	$479	$2,226	$39,806	39.7%
Other equity securities	61,288	479	1,421	60,346	60.3
Total equity securities	$102,841	$958	$3,647	$100,152	100.0%

December 31, 2016:	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	% of Total	Other-than- temporary impairments in AOCI
Available-for-sale:
Corporate	$18,924,711	$911,618	$217,245	$19,619,084	61.1%	$—
Canadian government	2,561,605	1,085,982	3,541	3,644,046	11.4	—
RMBS	1,258,039	33,917	13,380	1,278,576	4.0	(375)
ABS	1,443,822	9,350	23,828	1,429,344	4.5	275
CMBS	1,342,440	28,973	7,759	1,363,654	4.2	—
U.S. government	1,518,702	12,644	63,044	1,468,302	4.6	—
State and political subdivisions	566,761	37,499	12,464	591,796	1.8	—
Other foreign government	2,595,707	123,054	19,938	2,698,823	8.4	—
Total fixed maturity securities	$30,211,787	$2,243,037	$361,199	$32,093,625	100.0%	$(100)
Non-redeemable preferred stock	$55,812	$1,648	$6,337	$51,123	18.6%
Other equity securities	229,767	1,792	7,321	224,238	81.4
Total equity securities	$285,579	$3,440	$13,658	$275,361	100.0%
The Company enters into various collateral arrangements with counterparties that require both the pledging and acceptance of fixed maturity securities as collateral. Pledged fixed maturity securities are included in fixed maturity securities, available-for-sale in the consolidated balance sheets. Fixed maturity securities received as collateral are held in separate custodial accounts and are not recorded on the Company’s consolidated balance sheets. Subject to certain constraints, the Company is permitted by contract to sell or repledge collateral it receives; however, as of December 31, 2017 and 2016, none of the collateral received had been sold or repledged. The Company also holds assets in trust to satisfy collateral requirements under derivative transactions and certain third-party reinsurance treaties. The following table includes fixed maturity securities pledged and received as collateral and assets in trust held to satisfy collateral requirements under derivative transactions and certain third-party reinsurance treaties as of December 31, 2017 and 2016 (dollars in thousands):

	2017		2016
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity securities pledged as collateral	$72,542	$75,622	$207,066	$210,676
Fixed maturity securities received as collateral	n/a	590,417	n/a	300,925
Assets in trust held to satisfy collateral requirements	15,584,296	16,715,281	12,135,258	12,874,370
The Company monitors its concentrations of financial instruments on an ongoing basis, and mitigates credit risk by maintaining a diversified investment portfolio which limits exposure to any one issuer. The Company’s exposure to concentrations of credit risk from single issuers greater than 10% of the Company’s stockholders’ equity included securities of the U.S. government and its agencies, as well as the securities disclosed below, as of December 31, 2017 and 2016 (dollars in thousands):

	2017		2016
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity securities guaranteed or issued by:
Canadian province of Quebec	$1,119,337	$1,917,996	$1,004,261	$1,612,957
Canadian province of Ontario	939,837	1,282,944	832,764	1,126,433
The amortized cost and estimated fair value of fixed maturity securities available-for-sale at December 31, 2017 are shown by contractual maturity in the table below (dollars in thousands). Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset and mortgage-backed securities are shown separately in the table below, as they are not due at a single maturity date.

	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due in one year or less	$864,993	$868,802
Due after one year through five years	7,988,167	8,234,097
Due after five years through ten years	9,286,543	9,781,323
Due after ten years	12,526,231	14,594,969
Asset and mortgage-backed securities	4,615,478	4,671,629
Total	$35,281,412	$38,150,820

Corporate Fixed Maturity Securities
The tables below show the major industry types of the Company’s corporate fixed maturity holdings as of December 31, 2017 and 2016 (dollars in thousands):

December 31, 2017:	Amortized Cost	Estimated Fair Value	% of Total
Finance	$7,977,885	$8,362,774	36.1%
Industrial	11,535,166	12,199,333	52.5
Utility	2,453,752	2,648,861	11.4
Total	$21,966,803	$23,210,968	100.0%

December 31, 2016:	Amortized Cost	Estimated Fair Value	% of Total
Finance	$6,725,199	$6,888,968	35.2%
Industrial	10,228,813	10,639,613	54.2
Utility	1,970,699	2,090,503	10.6
Total	$18,924,711	$19,619,084	100.0%
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

	2017	2016	2015
Balance, beginning of period	$6,013	$7,284	$7,284
Additional impairments - credit loss OTTI recognized on securities previously impaired	—	231	—
Credit loss impairments previously recognized on securities impaired to fair value during the period	(2,336)	—	—
Credit loss previously recognized on securities which matured, paid down, prepaid or were sold during the period	—	(1,502)	—
Balance, end of period	$3,677	$6,013	$7,284
Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale
The following table presents the total gross unrealized losses for the 1,116 and 1,535 fixed maturity and equity securities at December 31, 2017 and 2016, respectively, where the estimated fair value had declined and remained below amortized cost by the indicated amount (dollars in thousands):

	2017		2016
	Gross Unrealized Losses	% of Total	Gross Unrealized Losses	% of Total
Less than 20%	$113,466	97.0%	$337,831	90.1%
20% or more for less than six months	689	0.6	19,438	5.2
20% or more for six months or greater	2,838	2.4	17,588	4.7
Total	$116,993	100.0%	$374,857	100.0%
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

The following tables present the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for 1,116 and 1,535 fixed maturity and equity securities that have estimated fair values below amortized cost as of December 31, 2017 and 2016, respectively. These investments are presented by class and grade of security, as well as the length of time the related fair value has remained below amortized cost (dollars in thousands):

	Less than 12 months		12 months or greater		Total
December 31, 2017:	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Investment grade securities:
Corporate	$1,886,212	$17,099	$1,009,750	$28,080	$2,895,962	$45,179
Canadian government	18,688	91	111,560	1,596	130,248	1,687
RMBS	566,699	5,852	224,439	6,004	791,138	11,856
ABS	434,274	2,707	168,524	2,434	602,798	5,141
CMBS	220,401	1,914	103,269	2,920	323,670	4,834
U.S. government	800,298	6,177	767,197	15,756	1,567,495	21,933
State and political subdivisions	43,510	242	68,666	4,054	112,176	4,296
Other foreign government	369,717	2,707	191,265	4,704	560,982	7,411
Total investment grade securities	4,339,799	36,789	2,644,670	65,548	6,984,469	102,337
Below investment grade securities:
Corporate	194,879	3,317	75,731	6,933	270,610	10,250
Canadian government	1,995	20	—	—	1,995	20
RMBS	—	—	1,369	22	1,369	22
ABS	—	—	1,489	53	1,489	53
Other foreign government	28,600	113	15,134	551	43,734	664
Total below investment grade securities	225,474	3,450	93,723	7,559	319,197	11,009
Total fixed maturity securities	$4,565,273	$40,239	$2,738,393	$73,107	$7,303,666	$113,346
Non-redeemable preferred stock	$82	$1	$26,471	$2,225	$26,553	$2,226
Other equity securities	5,820	1,023	47,251	398	53,071	1,421
Total equity securities	$5,902	$1,024	$73,722	$2,623	$79,624	$3,647

	Less than 12 months		12 months or greater		Total
December 31, 2016:	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Investment grade securities:
Corporate	$4,661,706	$124,444	$549,273	$43,282	$5,210,979	$167,726
Canadian government	101,578	3,541	—	—	101,578	3,541
RMBS	490,473	9,733	112,216	3,635	602,689	13,368
ABS	563,259	12,010	257,166	9,653	820,425	21,663
CMBS	368,465	6,858	10,853	166	379,318	7,024
U.S. government	1,056,101	63,044	—	—	1,056,101	63,044
State and political subdivisions	187,194	9,396	13,635	3,068	200,829	12,464
Other foreign government	524,236	13,372	51,097	2,981	575,333	16,353
Total investment grade securities	7,953,012	242,398	994,240	62,785	8,947,252	305,183
Below investment grade securities:
Corporate	330,757	7,914	163,152	41,605	493,909	49,519
RMBS	—	—	412	12	412	12
ABS	5,904	700	12,581	1,465	18,485	2,165
CMBS	5,815	735	—	—	5,815	735
Other foreign government	32,355	1,258	39,763	2,327	72,118	3,585
Total below investment grade securities	374,831	10,607	215,908	45,409	590,739	56,016
Total fixed maturity securities	$8,327,843	$253,005	$1,210,148	$108,194	$9,537,991	$361,199
Non-redeemable preferred stock	$10,831	$831	$21,879	$5,506	$32,710	$6,337
Other equity securities	202,068	7,020	6,751	301	208,819	7,321
Total equity securities	$212,899	$7,851	$28,630	$5,807	$241,529	$13,658

The Company has no intention to sell, nor does it expect to be required to sell, the securities outlined in the table above, as of the dates indicated. However, unforeseen facts and circumstances may cause the Company to sell fixed maturity and equity securities in the ordinary course of managing its portfolio to meet certain diversification, credit quality and liquidity guidelines.
Unrealized losses on below investment grade securities as of December 31, 2017 are primarily related to high-yield corporate securities. Changes in unrealized losses are primarily driven by changes in credit spreads and interest rates.
Investment Income, Net of Related Expenses
Major categories of investment income, net of related expenses consist of the following (dollars in thousands):

	2017	2016	2015
Fixed maturity securities	$1,401,585	$1,285,406	$1,177,706
Mortgage loans on real estate	197,755	168,582	149,564
Policy loans	60,617	63,837	62,955
Funds withheld at interest	457,774	368,728	343,031
Short-term investments and cash and cash equivalents	7,171	8,051	7,574
Other	110,460	89,371	61,709
Investment income	2,235,362	1,983,975	1,802,539
Investment expense	(80,711)	(72,089)	(68,044)
Investment income, net of related expenses	$2,154,651	$1,911,886	$1,734,495
Investment Related Gains (Losses), Net
Investment related gains (losses), net, consist of the following (dollars in thousands):

	2017	2016	2015
Fixed maturity and equity securities:
Other-than-temporary impairment losses on fixed maturities	$(42,639)	$(38,805)	$(57,380)
Portion of loss recognized in accumulated other comprehensive income	—	74	—
Net other-than-temporary impairment losses on fixed maturity securities recognized in earnings	$(42,639)	$(38,731)	$(57,380)
Impairment losses on equity securities	(1,202)	—	—
Gain on investment activity	110,569	154,370	73,079
Loss on investment activity	(41,679)	(49,965)	(71,893)
Other impairment losses and change in mortgage loan provision	(9,497)	(11,006)	(6,953)
Derivatives and other, net	152,328	39,527	(101,603)
Total investment related gains (losses), net	$167,880	$94,195	$(164,750)
The other-than-temporary impairment losses on fixed maturity securities for 2017, 2016 and 2015 are primarily due to emerging market and high-yield debt exposures. The fluctuations in investment related gains (losses) for derivatives and other are primarily due to changes in the fair value of embedded derivatives related to modified coinsurance and funds withheld treaties, as a result of changes in interest rates, driven primarily by credit spreads.
At December 31, 2017 and 2016 the Company held non-income producing securities with amortized costs of $38.8 million and $35.4 million, and estimated fair values of $39.3 million and $47.3 million, respectively. Generally, securities are non-income producing when principal or interest is not paid primarily as a result of bankruptcies or credit defaults, but also include securities where amortization has been discontinued. During 2017, 2016 and 2015 the Company sold fixed maturity and equity securities with fair values of $2,727.8 million, $1,181.6 million, and $1,523.6 million, which were below amortized cost, at gross realized losses of $41.7 million, $50.0 million and $71.9 million, respectively. The Company generally does not engage in short-term buying and selling of securities.

Securities Borrowing, Lending and Repurchase Agreements
The following table includes the amount of borrowed securities, securities lent and securities collateral received as part of the securities lending program, repurchased/reverse repurchased securities pledged and received and cash received as of December 31, 2017 and 2016 (dollars in thousands):

	2017		2016
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Borrowed securities	$358,875	$377,820	$263,820	$279,186
Securities lending:
Securities loaned	117,246	121,551	74,389	73,625
Securities received	n/a	128,000	n/a	80,000
Repurchase program/reverse repurchase program:
Securities pledged	413,819	428,344	476,531	499,891
Securities received	n/a	417,550	n/a	515,200
The Company also held cash collateral for securities lending and the repurchase program/reverse repurchase programs of $31.2 million and $28.8 million at December 31, 2017 and 2016, respectively. No cash or securities have been pledged by the Company for its securities borrowing program as of December 31, 2017 and 2016.
The following tables present information on the Company’s securities lending and repurchase transactions as of December 31, 2017 and 2016, respectively (dollars in thousands). Collateral associated with certain borrowed securities is not included within the tables as the collateral pledged to each counterparty is the right to reinsurance treaty cash flows.

	December 31, 2017
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Securities lending transaction:
Corporate	$—	$—	$—	$121,551	$121,551
Total	—	—	—	121,551	121,551
Repurchase transactions:
Corporate	—	—	312	184,334	184,646
RMBS	—	—	—	—	—
U.S. government	—	—	—	220,765	220,765
Foreign government	—	—	—	21,802	21,802
Other	1,131	—	—	—	1,131
Total	1,131	—	312	426,901	428,344
Total transactions	$1,131	$—	$312	$548,452	$549,895

Gross amount of recognized liabilities for securities lending and repurchase transactions in preceding table					$576,786
Amounts related to agreements not included in offsetting disclosure					$26,891

	December 31, 2016
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Securities lending transaction:
Corporate	$—	$—	$4,017	$69,608	$73,625
Total	—	—	4,017	69,608	73,625
Repurchase transactions:
Corporate	$—	$—	$3,220	$166,979	$170,199
RMBS	—	—	—	92,546	92,546
U.S. government	—	—	—	216,000	216,000
Foreign government	—	—	—	19,900	19,900
Other	1,246	—	—	—	1,246
Total	1,246	—	3,220	495,425	499,891
Total transactions	$1,246	$—	$7,237	$565,033	$573,516

Gross amount of recognized liabilities for repurchase transactions in preceding table					$624,032
Amounts related to agreements not included in offsetting disclosure					$50,516
The Company has elected to offset amounts recognized as receivables and payables resulting from the repurchase/reverse repurchase programs. After the effect of offsetting, the net amount presented on the consolidated balance sheets was a liability of $1.1 million and $5.5 million as of December 31, 2017 and 2016, respectively. As of December 31, 2017 and 2016, the Company recognized payables resulting from cash received as collateral associated with a repurchase agreement as discussed above. Amounts owed to and due from the counterparties may be settled in cash or offset, in accordance with the agreements.
Mortgage Loans on Real Estate
Mortgage loans represented approximately 8.5% and 8.4% of the Company’s total investments as of December 31, 2017 and 2016, respectively. As of December 31, 2017, mortgage loans were geographically dispersed throughout the U.S. with the largest concentrations in California (19.5%), Texas (8.4%) and Georgia (7.6%) and include loans secured by properties in Canada (2.3%). The recorded investment in mortgage loans on real estate presented below is gross of unamortized deferred loan origination fees and expenses, and valuation allowances.
The distribution of mortgage loans by property type is as follows as of December 31, 2017 and 2016 (dollars in thousands):

	2017		2016
	Carrying Value	Percentage of Total	Carrying Value	Percentage of Total
Property type:
Office building	$1,487,392	33.6%	$1,270,113	33.6%
Retail	1,270,676	28.8	1,179,936	31.2
Industrial	938,612	21.3	713,461	18.8
Apartment	510,052	11.6	447,088	11.8
Other commercial	206,439	4.7	172,609	4.6
Recorded investment	4,413,171	100.0%	$3,783,207	100.0%
Unamortized balance of loan origination fees and expenses	(3,254)		—
Valuation allowances	(9,384)		(7,685)
Total mortgage loans on real estate	$4,400,533		$3,775,522
The maturities of the mortgage loans as of December 31, 2017 and 2016 are as follows (dollars in thousands):

	2017		2016
	Recorded Investment	% of Total	Recorded Investment	% of Total
Due within five years	$1,091,066	24.8%	$822,073	21.7%
Due after five years through ten years	2,516,872	57.0	2,099,559	55.5
Due after ten years	805,233	18.2	861,575	22.8
Total	$4,413,171	100.0%	$3,783,207	100.0%

The following tables set forth certain key credit quality indicators of the Company’s recorded investment in mortgage loans as of December 31, 2017 and 2016 (dollars in thousands):

	Recorded Investment
	Debt Service Ratios			Construction loans
	>1.20x	1.00x - 1.20x	<1.00x		Total	% of Total
December 31, 2017:
Loan-to-Value Ratio
0% - 59.99%	$2,148,428	$53,979	$3,801	$—	$2,206,208	50.0%
60% - 69.99%	1,517,029	47,128	43,921	—	1,608,078	36.4
70% - 79.99%	396,446	19,461	15,367	—	431,274	9.8
Greater than 80%	120,850	30,713	6,362	9,686	167,611	3.8
Total	$4,182,753	$151,281	$69,451	$9,686	$4,413,171	100.0%

	Recorded Investment
	Debt Service Ratios
	>1.20x	1.00x - 1.20x	<1.00x	Total	% of Total
December 31, 2016:
Loan-to-Value Ratio
0% - 59.99%	$1,859,640	$64,749	$1,366	$1,925,755	50.8%
60% - 69.99%	1,257,788	34,678	—	1,292,466	34.2
70% - 79.99%	370,092	20,869	24,369	415,330	11.0
Greater than 80%	114,297	—	35,359	149,656	4.0
Total	$3,601,817	$120,296	$61,094	$3,783,207	100.0%
The age analysis of the Company’s past due recorded investments in mortgage loans as of December 31, 2017 and 2016 (dollars in thousands):

	2017	2016
31-60 days past due	$17,100	$—
61-90 days past due	2,056	—
Total past due	19,156	—
Current	4,394,015	3,783,207
Total	$4,413,171	$3,783,207
The following table presents the recorded investment in mortgage loans, by method of measuring impairment, and the related valuation allowances, as of December 31, 2017 and 2016 (dollars in thousands):

	2017	2016
Mortgage loans:
Individually measured for impairment	$5,858	$2,216
Collectively measured for impairment	4,407,313	3,780,991
Recorded investment	4,413,171	3,783,207
Valuation allowances:
Individually measured for impairment	—	—
Collectively measured for impairment	9,384	7,685
Total valuation allowances	9,384	7,685

Information regarding the Company’s loan valuation allowances for mortgage loans as of December 31, 2017, 2016 and 2015 are as follows (dollars in thousands):

	2017	2016	2015
Balance, beginning of period	$7,685	$6,813	$6,471
Provision	1,691	872	342
Translation adjustment	8	—	—
Balance, end of period	$9,384	$7,685	$6,813
Information regarding the portion of the Company’s mortgage loans that were impaired as of December 31, 2017 and 2016 is as follows (dollars in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Carrying Value
December 31, 2017:
Impaired mortgage loans with no valuation allowance recorded	$6,427	$5,858	$—	$5,858
Impaired mortgage loans with valuation allowance recorded	—	—	—	—
Total impaired mortgage loans	$6,427	$5,858	$—	$5,858
December 31, 2016:
Impaired mortgage loans with no valuation allowance recorded	$2,758	$2,216	$—	$2,216
Impaired mortgage loans with valuation allowance recorded	—	—	—	—
Total impaired mortgage loans	$2,758	$2,216	$—	$2,216
The Company’s average investment balance of impaired mortgage loans and the related interest income are reflected in the table below for the years ended December 31, 2017, 2016 and 2015 (dollars in thousands):

	2017		2016		2015
	Average Investment(1)	Interest Income	Average Investment(1)	Interest Income	Average Investment(1)	Interest Income
Impaired mortgage loans with no valuation allowance recorded	$3,621	$186	$2,249	$142	$6,033	$330
Impaired mortgage loans with valuation allowance recorded	—	—	—	—	11,592	770
Total	$3,621	$186	$2,249	$142	$17,625	$1,100

(1)	Average recorded investment represents the average loan balances as of the beginning of period and all subsequent quarterly end of period balances.
The Company did not acquire any impaired mortgage loans during the years ended December 31, 2017 and 2016. The Company had no mortgage loans that were on a nonaccrual status at December 31, 2017 and 2016.
Policy Loans
Policy loans comprised approximately 2.6% and 3.2% of the Company’s total investments as of December 31, 2017 and 2016, respectively, the majority of which are associated with one client. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due to the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. The Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.
Funds Withheld at Interest
Funds withheld at interest comprised approximately 11.8% and 13.1% of the Company’s total investments as of December 31, 2017 and 2016, respectively. Of the $6.1 billion funds withheld at interest balance, net of embedded derivatives, as of December 31, 2017, $4.1 billion of the balance is associated with one client. For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance funds withheld basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company and are reflected as funds withheld at interest on the Company’s consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances against amounts owed to the Company from the ceding company.
Other Invested Assets
Other invested assets include equity securities, limited partnership interests, joint ventures (other than operating joint ventures), derivative contracts, and FVO contractholder-directed unit-linked investments. Other invested assets also include Federal Home

Loan Bank of Des Moines (“FHLB”) common stock, equity release mortgages and structured loans, all of which are included in other in the table below. Other invested assets represented approximately 3.1% and 3.6% of the Company’s total investments as of December 31, 2017 and 2016, respectively. Carrying values of these assets as of December 31, 2017 and 2016 are as follows (dollars in thousands):

	2017	2016
Equity securities	$100,152	$275,361
Limited partnerships and real estate joint ventures	781,124	687,522
Derivatives	137,613	229,108
FVO contractholder-directed unit-linked investments	218,541	190,120
Other	368,054	209,829
Total other invested assets	$1,605,484	$1,591,940
Note 5   DERIVATIVE INSTRUMENTS
Derivatives, except for embedded derivatives and longevity and mortality swaps, are carried on the Company’s consolidated balance sheets in other invested assets or other liabilities, at fair value. Longevity and mortality swaps are included on the consolidated balance sheets in other assets or other liabilities, at fair value. Embedded derivative assets and liabilities on modified coinsurance or funds withheld arrangements are included on the consolidated balance sheets with the host contract in funds withheld at interest, at fair value. Embedded derivative liabilities on indexed annuity and variable annuity products are included on the consolidated balance sheets with the host contract in interest-sensitive contract liabilities, at fair value. The following table presents the notional amounts and gross fair value of derivative instruments prior to taking into account the netting effects of master netting agreements as of December 31, 2017 and 2016 (dollars in thousands):

	December 31, 2017			December 31, 2016
	Notional	Carrying Value/Fair Value		Notional	Carrying Value/Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	$996,204	$59,809	$2,372	$949,556	$78,405	$5,949
Financial futures	412,438	—	—	475,968	—	—
Foreign currency forwards	6,030	—	28	25,000	—	5,070
Consumer price index swaps	221,932	—	2,160	20,615	—	262
Credit default swaps	961,200	8,319	1,651	926,000	12,012	2,871
Equity options	632,251	23,271	—	525,894	33,459	—
Longevity swaps	960,400	40,659	—	841,360	26,958	—
Mortality swaps	—	—	1,683	50,000	—	2,462
Synthetic guaranteed investment contracts	10,052,576	—	—	8,834,700	—	—
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	—	122,194	—	—	—	22,529
Indexed annuity products	—	—	861,758	—	—	805,672
Variable annuity products	—	—	152,470	—	—	184,636
Total non-hedging derivatives	14,243,031	254,252	1,022,122	12,649,093	150,834	1,029,451
Derivatives designated as hedging instruments:
Interest rate swaps	435,000	—	20,389	435,000	27,901	31,223
Foreign currency swaps	672,921	65,207	8,496	928,505	104,359	734
Foreign currency forwards	553,175	1,265	7,720	—	—	—
Total hedging derivatives	1,661,096	66,472	36,605	1,363,505	132,260	31,957
Total derivatives	$15,904,127	$320,724	$1,058,727	$14,012,598	$283,094	$1,061,408
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

The following table provides information relating to the Company’s derivative instruments as of December 31, 2017 and December 31, 2016 (dollars in thousands):

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments(1)	Cash Collateral Pledged/ Received	Net Amount
December 31, 2017:
Derivative assets	$198,530	$(20,258)	$178,272	$(862)	$(185,900)	$(8,490)
Derivative liabilities	44,499	(20,258)	24,241	(58,156)	(22,221)	(56,136)
December 31, 2016:
Derivative assets	$283,094	$(27,028)	$256,066	$(16,913)	$(254,498)	$(15,345)
Derivative liabilities	48,571	(27,028)	21,543	(95,863)	(1,441)	(75,761)
(1) Includes initial margin posted to a central clearing partner.
Accounting for Derivative Instruments and Hedging Activities
The Company does not enter into derivative instruments for speculative purposes. As discussed below under “Non-qualifying Derivatives and Derivatives for Purposes Other Than Hedging,” the Company uses various derivative instruments for risk management purposes that either do not qualify or have not been qualified for hedge accounting treatment. As of December 31, 2017 and 2016, the Company held interest rate swaps that were designated and qualified as cash flow hedges of interest rate risk, for variable rate liabilities and foreign currency assets, foreign currency swaps and foreign currency forwards that were designated and qualified as hedges of a portion of its net investment in its foreign operations, foreign currency swaps that were designated and qualified as fair value hedges of foreign currency risk, and derivative instruments that were not designated as hedging instruments. See Note 2 – “Summary of Significant Accounting Policies” for a detailed discussion of the accounting treatment for derivative instruments, including embedded derivatives. Derivative instruments are carried at fair value and generally require an insignificant amount of cash at inception of the contracts.
Fair Value Hedges
The Company designates and reports certain foreign currency swaps to hedge the foreign currency fair value exposure of foreign currency denominated assets as fair value hedges when they meet the requirements of the general accounting principles for Derivatives and Hedging. The gain or loss on the hedged item attributable to a change in foreign currency and the offsetting gain or loss on the related foreign currency swaps as of December 31, 2017, 2016 and 2015 were (dollars in thousands):

Type of Fair Value Hedge	Hedged Item	Gains (Losses) Recognized for Derivatives	Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Investment Related Gains (Losses)
For the Year Ended December 31, 2017:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$9,456	$(9,456)	$—
For the Year Ended December 31, 2016:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$(1,700)	$1,700	$—
For the Year Ended December 31, 2015:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$4,008	$(4,008)	$—
A regression analysis was used, both at inception of the hedge and on an ongoing basis, to determine whether each derivative used in a hedged transaction is highly effective in offsetting changes in the hedged item. For the foreign currency swaps, the change in fair value related to changes in the benchmark interest rate and credit spreads are excluded from the hedge effectiveness. For the years ended December 31, 2017, 2016 and 2015, $2.0 million, $0.4 million and $0.8 million, respectively, of the change in the estimated fair value of derivatives, was excluded from hedge effectiveness.
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

The following table presents the components of AOCI, before income tax, and the consolidated income statement classification where the gain or loss is recognized related to cash flow hedges for the years ended December 31, 2017, 2016 and 2015 (dollars in thousands):

Amounts Included in AOCI
Balance December 31, 2014	$(31,591)
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	2,676
Amounts reclassified to investment related (gains) losses, net	87
Amounts reclassified to investment income	(569)
Balance December 31, 2015	(29,397)
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	27,110
Amounts reclassified to investment related (gains) losses, net	278
Amounts reclassified to investment income	(487)
Balance December 31, 2016	(2,496)
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	6,316
Amounts reclassified to investment related (gains) losses, net	(775)
Amounts reclassified to investment income	(505)
Amounts reclassified to interest expense	79
Balance December 31, 2017	$2,619
As of December 31, 2017, the before-tax deferred net gains (losses) on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are approximately $0.7 million and $(0.8) million in investment income and interest expense, respectively.
The following table presents the effective portion of derivatives in cash flow hedging relationships on the consolidated statements of income and the consolidated statements of stockholders’ equity for the years ended December 31, 2017, 2016 and 2015 (dollars in thousands):

	Effective Portion
Derivative Type	Gains (Losses) Deferred in OCI	Gains (Losses) Reclassified into Income from OCI
For the year ended December 31, 2017:		Investment Related Gains (Losses)	Investment Income	Interest Expense
Interest rate	$(5,649)	$—	$—	$(79)
Currency/Interest rate	11,955	—	380	—
Forward bond purchase commitments	10	775	125	—
Total	$6,316	$775	$505	$(79)

For the year ended December 31, 2016:
Interest rate	$27,901	$—	$—	$—
Currency/Interest rate	(791)	—	510	—
Forward bond purchase commitments	—	(278)	(23)	—
Total	$27,110	$(278)	$487	$—

For the year ended December 31, 2015:
Currency/Interest rate	$(11,422)	$—	$343	$—
Forward bond purchase commitments	14,098	(87)	226	—
Total	$2,676	$(87)	$569	$—
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. For the years ended December 31, 2017, 2016 and 2015, the ineffective portion of derivatives reported as cash flow hedges was not material to the Company’s results of operations. Also, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Hedges of Net Investments in Foreign Operations
The Company uses foreign currency swaps and foreign currency forwards to hedge a portion of its net investment in certain foreign operations against adverse movements in exchange rates. The following table illustrates the Company’s net investments in foreign operations (“NIFO”) hedges for the years ended December 31, 2017, 2016 and 2015 (dollars in thousands):

	Derivative Gains (Losses) Deferred in AOCI
	For the year ended
Type of NIFO Hedge (1) (2)	2017	2016	2015
Foreign currency swaps	$(37,567)	$(10,234)	$96,019
Foreign currency forwards	(10,386)	—	—

(1)
There were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from accumulated other comprehensive income (loss) into investment income during the periods presented.

(2)	There was no ineffectiveness recognized for the Company’s hedges of net investments in foreign operations.
The cumulative foreign currency translation gain recorded in AOCI related to these hedges was $113.7 million and $161.6 million at December 31, 2017 and 2016, respectively. If a hedged foreign operation was sold or substantially liquidated, the amounts in AOCI would be reclassified to the consolidated statements of income. A pro rata portion would be reclassified upon partial sale of a hedged foreign operation.
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
A summary of the effect of non-hedging derivatives, including embedded derivatives, on the Company’s consolidated statements of income for the years ended December 31, 2017, 2016 and 2015 is as follows (dollars in thousands):

		Gains (Losses) for the Years Ended December 31,
Type of Non-hedging Derivative	Income Statement Location of Gains (Losses)	2017	2016	2015
Interest rate swaps	Investment related gains (losses), net	$11,278	$7,649	$20,358
Interest rate options	Investment related gains (losses), net	—	—	3,275
Financial futures	Investment related gains (losses), net	(36,160)	(40,242)	319
Foreign currency forwards	Investment related gains (losses), net	591	1,630	(1,160)
Consumer price index swaps	Investment related gains (losses), net	(2,078)	(401)	(208)
Credit default swaps	Investment related gains (losses), net	18,118	18,100	(4,683)
Equity options	Investment related gains (losses), net	(42,953)	(28,270)	(16,899)
Longevity swaps	Other revenues	9,358	13,095	8,228
Mortality swaps	Other revenues	(921)	(172)	(1,822)
Subtotal		(42,767)	(28,611)	7,408
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	Investment related gains (losses), net	144,723	54,169	(98,792)
Indexed annuity products	Interest credited	(80,062)	10,708	19,440
Variable annuity products	Investment related gains (losses), net	32,166	7,835	(33,192)
Total non-hedging derivatives		$54,060	$44,101	$(105,136)
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
Foreign Currency Swaps
Foreign currency swaps are used by the Company to reduce the risk from fluctuations in foreign currency exchange rates associated with its assets and liabilities denominated in foreign currencies. With a foreign currency swap transaction, the Company agrees with another party to exchange, at specified intervals, the difference between one currency and another at a forward exchange rate calculated by reference to an agreed upon principal amount. The principal amount of each currency is exchanged at the termination of the currency swap by each party. The Company uses foreign currency swaps in hedges of net investments in foreign operations, fair value hedges and non-qualifying hedge relationships.
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

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of credit default swaps sold by the Company at December 31, 2017 and 2016 (dollars in thousands):

	2017			2016
Rating Agency Designation of Referenced Credit Obligations(1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)
AAA/AA+/AA/AA-/A+/A/A-
Single name credit default swaps	$3,128	$162,000	2.9	$1,726	$150,500	3.8
Subtotal	3,128	162,000	2.9	1,726	150,500	3.8
BBB+/BBB/BBB-
Single name credit default swaps	4,469	361,700	2.9	1,426	347,200	3.7
Credit default swaps referencing indices	(55)	422,600	4.0	6,295	416,000	5.0
Subtotal	4,414	784,300	3.5	7,721	763,200	4.4
BB+/BB/BB-
Single name credit default swaps	30	5,000	1.5	(477)	9,000	3.5
Subtotal	30	5,000	1.5	(477)	9,000	3.5
Total	$7,572	$951,300	3.4	$8,970	$922,700	4.3

(1)	The rating agency designations are based on ratings from Standard and Poor’s (“S&P”).

(2)	Assumes the value of the referenced credit obligations is zero.

(3)	The weighted average years to maturity of the credit default swaps is calculated based on weighted average notional amounts.
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
Mortality Swaps
Mortality swaps have been used by the Company to hedge risk from changes in mortality experience associated with its reinsurance of life insurance risk. The Company agrees with another party to exchange, at specified intervals, a proportion of a notional value determined by the difference between a predefined expected and realized claim amount on a designated index of reinsured lives, for a fixed percentage (premium) each term. The mortality swaps matured in 2017 and an accrued liability for amounts owed to the counterparty is recorded in other liabilities at December 31, 2017.
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

Embedded Derivatives
The Company has certain embedded derivatives which are required to be separated from their host contracts and reported as derivatives. Host contracts include reinsurance treaties structured on a modified coinsurance or funds withheld basis. Additionally, the Company reinsures equity-indexed annuity and variable annuity contracts with benefits that are considered embedded derivatives, including guaranteed minimum withdrawal benefits, guaranteed minimum accumulation benefits, and guaranteed minimum income benefits. The changes in fair values of embedded derivatives on equity-indexed annuities described below relate to changes in the fair value associated with capital market and other related assumptions. The Company’s utilization of a credit valuation adjustment did not have a material effect on the change in fair value of its embedded derivatives for the years ended December 31, 2017, 2016 and 2015. The related gains (losses) and the effect on net income after amortization of DAC and income taxes for the years ended December 31, 2017, 2016 and 2015 are reflected in the following table (dollars in thousands):

	2017	2016	2015
Embedded derivatives in modified coinsurance or funds withheld arrangements included in investment related gains	$144,723	$54,169	$98,792
After the associated amortization of DAC and taxes, the related amounts included in net income	48,316	9,160	(26,025)
Embedded derivatives in variable annuity contracts included in investment related gains	32,166	7,835	(33,192)
After the associated amortization of DAC and taxes, the related amounts included in net income	53,645	(41,201)	(29,008)
Amounts related to embedded derivatives in equity-indexed annuities included in benefits and expenses	(80,062)	10,708	19,440
After the associated amortization of DAC and taxes, the related amounts included in net income	(68,808)	(4,148)	6,204
Credit Risk
The Company manages its credit risk related to over-the-counter (“OTC”) derivatives by entering into transactions with creditworthy counterparties, maintaining collateral arrangements and through the use of master netting agreements that provide for a single net payment to be made by one counterparty to another at each due date and upon termination.
The credit exposure of the Company’s OTC derivative transactions is represented by the contracts with a positive fair value (market value) at the reporting date. To reduce credit exposures, the Company seeks to (i) enter into OTC derivative transactions pursuant to master netting agreements that provide for a netting of payments and receipts with a single counterparty and (ii) enter into agreements that allow the use of credit support annexes, which are bilateral rating-sensitive agreements that require collateral postings at established threshold levels. Certain of the Company’s OTC derivatives are cleared derivatives, which are bilateral transactions between the Company and a counterparty where the transactions are cleared through a clearinghouse, such that each derivative counterparty is only exposed to the default of the clearinghouse. These cleared transactions require initial and daily variation margin collateral postings and include certain interest rate swaps and credit default swaps entered into on or after June 10, 2013, related to guidelines implemented under the Dodd-Frank Wall Street Reform and Consumer Protection Act. In 2017, the Company followed the Chicago Mercantile Exchange amended rulebook to legally characterize variation margin payments as settlements of the derivative’s mark-to-market exposure and not collateral. Also, the Company enters into exchange-traded futures through regulated exchanges and these transactions are settled on a daily basis, thereby reducing credit risk exposure in the event of non-performance by counterparties to such financial instruments.
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

The Company’s credit exposure related to derivative contracts is generally limited to the fair value at the reporting date plus or minus any collateral posted or held by the Company. Information regarding the Company’s credit exposure related to its over-the-counter derivative contracts, centrally cleared derivative contracts and margin account for exchange-traded futures at December 31, 2017 and 2016 is reflected in the following table (dollars in thousands):

	2017	2016
Estimated fair value of derivatives in net asset position	$155,714	$236,985
Cash provided as collateral(1)	22,221	1,441
Securities pledged to counterparties as collateral(2)	58,156	95,863
Cash pledged from counterparties as collateral(3)	(185,900)	(254,498)
Securities pledged from counterparties as collateral(4)	(862)	(16,913)
Initial margin for cleared derivatives	(58,156)	(73,571)
Net amount after application of master netting agreements and collateral	$(8,827)	$(10,693)
Margin account related to exchange-traded futures(5)	$6,538	$9,687

(1)	Consists of receivable from counterparty, included in other assets.

(2)	Included in available-for-sale securities, primarily consists of U.S. Treasury and government agency securities.

(3)	Included in cash and cash equivalents, with obligation to return cash collateral recorded in other liabilities.

(4)	Consists of U.S. Treasury and government agency securities.

(5)	Included in other assets.
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
Assets and Liabilities by Hierarchy Level
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and December 31, 2016 are summarized below (dollars in thousands):

December 31, 2017:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
Corporate	$23,210,968	$—	$21,873,696	$1,337,272
Canadian government	4,220,076	—	3,626,134	593,942
RMBS	1,719,880	—	1,611,998	107,882
ABS	1,648,362	—	1,524,888	123,474
CMBS	1,303,387	—	1,300,153	3,234
U.S. government	1,943,592	1,818,006	103,075	22,511
State and political subdivisions	703,428	—	662,225	41,203
Other foreign government	3,401,127	—	3,396,035	5,092
Total fixed maturity securities – available-for-sale	38,150,820	1,818,006	34,098,204	2,234,610
Funds withheld at interest – embedded derivatives	122,194	—	—	122,194
Cash equivalents	356,788	354,071	2,717	—
Short-term investments	50,746	—	47,650	3,096
Other invested assets:
Non-redeemable preferred stock	39,806	39,806	—	—
Other equity securities	60,346	60,346	—	—
Derivatives:
Interest rate swaps	51,359	—	51,359	—
Foreign currency forwards	730	—	730	—
CPI swaps	(221)	—	(221)	—
Credit default swaps	5,908	—	5,908	—
Equity options	16,932	—	16,932	—
Foreign currency swaps	62,905	—	62,905	—
FVO contractholder-directed unit-linked investments	218,541	217,618	923	—
Total other invested assets	456,306	317,770	138,536	—
Other assets - longevity swaps	40,659	—	—	40,659
Total	$39,177,513	$2,489,847	$34,287,107	$2,400,559
Liabilities:
Interest sensitive contract liabilities – embedded derivatives	$1,014,228	$—	$—	$1,014,228
Other liabilities:
Derivatives:
Interest rate swaps	14,311	—	14,311	—
Foreign currency forwards	7,213	—	7,213	—
CPI swaps	1,939	—	1,939	—
Credit default swaps	(760)	—	(760)	—
Equity options	(6,339)	—	(6,339)	—
Foreign currency swaps	6,194	—	6,194	—
Mortality swaps	1,683	—	—	1,683
Total	$1,038,469	$—	$22,558	$1,015,911

December 31, 2016:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
Corporate	$19,619,084	$310,995	$18,035,836	$1,272,253
Canadian government	3,644,046	—	3,168,081	475,965
RMBS	1,278,576	—	1,118,285	160,291
ABS	1,429,344	—	1,210,064	219,280
CMBS	1,363,654	—	1,342,509	21,145
U.S. government	1,468,302	1,345,755	98,059	24,488
State and political subdivisions	591,796	—	550,130	41,666
Other foreign government	2,698,823	276,729	2,409,225	12,869
Total fixed maturity securities – available-for-sale	32,093,625	1,933,479	27,932,189	2,227,957
Funds withheld at interest – embedded derivatives	(22,529)	—	—	(22,529)
Cash equivalents	338,601	338,601	—	—
Short-term investments	44,241	8,276	32,619	3,346
Other invested assets:
Non-redeemable preferred stock	51,123	38,317	12,806	—
Other equity securities	224,238	224,238	—	—
Derivatives:
Interest rate swaps	93,508	—	93,508	—
Credit default swaps	9,136	—	9,136	—
Equity options	26,070	—	26,070	—
Foreign currency swaps	100,394	—	100,394	—
FVO contractholder-directed unit-linked investments	190,120	188,891	1,229	—
Other	11,036	11,036	—	—
Total other invested assets	705,625	462,482	243,143	—
Other assets - longevity swaps	26,958	—	—	26,958
Total	$33,186,521	$2,742,838	$28,207,951	$2,235,732
Liabilities:
Interest sensitive contract liabilities – embedded derivatives	$990,308	$—	$—	$990,308
Other liabilities:
Derivatives:
Interest rate swaps	24,374	—	24,374	—
Foreign currency forwards	5,070	—	5,070	—
CPI swaps	262	—	262	—
Credit default swaps	(5)	—	(5)	—
Equity options	(7,389)	—	(7,389)	—
Foreign currency swaps	(3,231)	—	(3,231)	—
Mortality swaps	2,462	—	—	2,462
Total	$1,011,851	$—	$19,081	$992,770
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
Cash Equivalents and Short-Term Investments – Cash equivalents and short-term investments include money market instruments, commercial paper and other highly liquid debt instruments. Money market instruments are generally valued using unadjusted quoted prices in active markets that are accessible for identical assets and are primarily classified as Level 1. The fair value of certain other cash equivalents and short-term investments, such as bonds with original maturities less than twelve months, are based upon other market observable data and are typically classified as Level 2. However, certain short-term investments may incorporate significant unobservable inputs resulting in a Level 3 classification. Various time deposits, certificates of deposit and sweeps carried as cash equivalents or short-term investments are not measured at estimated fair value and therefore are excluded from the tables presented.
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
Level 3 Measurements and Transfers
As of December 31, 2017 and December 31, 2016, respectively, the Company classified approximately 5.9% and 6.9% of its fixed maturity securities in the Level 3 category. These securities primarily consist of private placement corporate securities, bank loans, Canadian provincial strips, below investment grade mortgage-backed securities and subprime asset-backed securities with inactive trading markets.
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

The following table presents quantitative information about significant unobservable inputs used in Level 3 fair value measurements that are developed internally by the Company as of December 31, 2017 and 2016 (dollars in thousands):

	Fair Value		Valuation	Unobservable	Range (Weighted Average)
Assets:	2017	2016	Technique	Input	2017	2016
Corporate	$173,579	$167,815	Market comparable securities	Liquidity premium	0-2% (1%)	0-2% (1%)
U.S. government	22,511	24,488	Market comparable securities	Liquidity premium	0-1% (1%)	0-1% (1%)
State and political subdivisions	4,616	4,670	Market comparable securities	Liquidity premium	1%	1%
Funds withheld at interest- embedded derivatives	122,194	(22,529)	Total return swap	Mortality	0-100% (2%)	0-100% (2%)
				Lapse	0-35% (9%)	0-35% (8%)
				Withdrawal	0-5% (3%)	0-5% (3%)
				CVA	0-5% (1%)	0-5% (1%)
				Crediting rate	2-4% (2%)	2-4% (2%)
Longevity swaps	40,659	26,958	Discounted cash flow	Mortality	0-100% (2%)	0-100% (2%)
				Mortality improvement	(10%)-10% (3%)	(10%)-10% (3%)

Liabilities:
Interest sensitive contract liabilities- embedded derivatives- indexed annuities	861,758	805,672	Discounted cash flow	Mortality	0-100% (2%)	0-100% (2%)
				Lapse	0-35% (9%)	0-35% (8%)
				Withdrawal	0-5% (3%)	0-5% (3%)
				Option budget projection	2-4% (2%)	2-4% (2%)
Interest sensitive contract liabilities- embedded derivatives- variable annuities	152,470	184,636	Discounted cash flow	Mortality	0-100% (1%)	0-100% (2%)
				Lapse	0-25% (5%)	0-25% (6%)
				Withdrawal	0-7% (3%)	0-7% (3%)
				CVA	0-5% (1%)	0-5% (1%)
				Long-term volatility	0-27% (8%)	0-27% (14%)
Mortality swaps	1,683	2,462	Discounted cash flow	Mortality	0-100% (1%)	0-100% (1%)
The Company recognizes transfers of assets and liabilities into and out of levels within the fair value hierarchy at the beginning of the quarter in which the actual event or change in circumstances that caused the transfer occurs. Transfers between Levels 1 and 2 are made to reflect changes in observability of inputs and market activity. There were no transfers between Level 1 and Level 2 for year ended December 31, 2016. The transfers from level 1 to level 2 during the year ended December 31, 2017 were due to the Company refining its process related to the observability of inputs and market activity. The following tables present the transfers between Level 1 and Level 2 during the year ended December 31, 2017 (dollars in thousands):

	2017
	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1
Fixed maturity securities - available-for-sale:
Corporate	$596,809	$88,674
Other foreign government	317,640	—
Assets and liabilities transferred into Level 3 are due to a lack of observable market transactions and price information. Certain transfers into Level 3 were also due to ratings downgrades on mortgage-backed securities that previously had investment-grade ratings. Assets and liabilities are transferred out of Level 3 when circumstances change such that significant inputs can be corroborated with market observable data. This may be due to a significant increase in market activity for the asset or liability, a specific event, or one or more significant input(s) becoming observable. Transfers out of Level 3 were primarily the result of the Company obtaining observable pricing information or a third party pricing quotation that appropriately reflects the fair value of those assets and liabilities. In addition, certain transfers out of Level 3 were also due to ratings upgrades on mortgage-backed securities that previously had below investment-grade ratings.

The reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

For the year ended December 31, 2017:	Fixed maturity securities - available-for-sale
	Corporate	Canadian government	RMBS	ABS
Fair value, beginning of period	$1,272,253	$475,965	$160,291	$219,280
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(1,429)	13,180	(346)	1,776
Investment related gains (losses), net	4,991	—	729	245
Included in other comprehensive income	(6,719)	104,797	2,341	7,044
Purchases(1)	408,995	—	76,792	45,215
Sales(1)	(89,248)	—	(28,043)	—
Settlements(1)	(285,958)	—	(18,988)	(87,328)
Transfers into Level 3	47,360	—	9,100	85,152
Transfers out of Level 3	(12,973)	—	(93,994)	(147,910)
Fair value, end of period	$1,337,272	$593,942	$107,882	$123,474
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(1,457)	$13,180	$(196)	$669
Investment related gains (losses), net	(5,389)	—	(346)	—

For the year ended December 31, 2017 (continued):	Fixed maturity securities - available-for-sale
	CMBS	U.S. government	State and political subdivisions	Other foreign government	Short-term investments
Fair value, beginning of period	$21,145	$24,488	$41,666	$12,869	$3,346
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	709	(461)	(55)	(1)	—
Investment related gains (losses), net	(595)	—	—	—	—
Included in other comprehensive income	(71)	19	(15)	(252)	11
Purchases(1)	—	465	—	496	3,703
Sales(1)	(3,720)	—	—	—	—
Settlements(1)	(5,404)	(2,000)	(843)	(672)	(335)
Transfers into Level 3	1,302	—	7,294	—	—
Transfers out of Level 3	(10,132)	—	(6,844)	(7,348)	(3,629)
Fair value, end of period	$3,234	$22,511	$41,203	$5,092	$3,096
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$—	$(461)	$(54)	$(1)	$—

For the year ended December 31, 2017 (continued):
	Funds withheld at interest-embedded derivatives	Other assets - longevity swaps	Interest sensitive contract liabilities embedded derivatives	Other liabilities - mortality swaps
Fair value, beginning of period	$(22,529)	$26,958	$(990,308)	$(2,462)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment related gains (losses), net	144,723	—	32,166	—
Interest credited	—	—	(80,062)	—
Included in other comprehensive income	—	4,343	—	—
Other revenue	—	9,358	—	(921)
Purchases(1)	—	—	(55,237)	—
Sales(1)	—	—	—	—
Settlements(1)	—	—	79,213	1,700
Fair value, end of period	$122,194	$40,659	$(1,014,228)	$(1,683)
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment related gains (losses), net	$144,723	$—	$23,472	$—
Other revenue	—	9,358	—	(921)
Interest credited	—	—	(159,276)	—

For the year ended December 31, 2016:	Fixed maturity securities - available-for-sale
	Corporate	Canadian government	RMBS	ABS
Fair value, beginning of period	$1,226,970	$416,076	$330,649	$303,836
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(2,399)	12,197	(595)	801
Investment related gains (losses), net	(4,756)	—	(2,153)	1,101
Included in other comprehensive income	10,022	47,692	(1,621)	(2,696)
Purchases(1)	312,720	—	103,553	138,522
Sales(1)	(60,399)	—	(167,684)	(38,681)
Settlements(1)	(195,016)	—	(38,495)	(61,770)
Transfers into Level 3	14,098	—	1,728	56,105
Transfers out of Level 3	(28,987)	—	(65,091)	(177,938)
Fair value, end of period	$1,272,253	$475,965	$160,291	$219,280
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(2,343)	$12,197	$(158)	$734
Investment related gains (losses), net	(817)	—	(231)	—

For the year ended December 31, 2016 (continued):	Fixed maturity securities - available-for-sale
	CMBS	U.S. government	State and political subdivisions	Other foreign government	Short-term investments
Fair value, beginning of period	$68,563	$26,265	$38,342	$14,065	$—
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	1,677	(487)	215	—	—
Investment related gains (losses), net	(876)	—	—	—	—
Included in other comprehensive income	(5,887)	39	962	110	—
Purchases(1)	1,545	508	6,952	—	3,365
Sales(1)	(41,143)	—	—	—	—
Settlements(1)	(552)	(1,837)	(599)	(1,306)	(19)
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	(2,182)	—	(4,206)	—	—
Fair value, end of period	$21,145	$24,488	$41,666	$12,869	$3,346
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$1,552	$(487)	$215	$—	$—

For the year ended December 31, 2016 (continued):
	Funds withheld at interest-embedded derivatives	Other assets - longevity swaps	Interest sensitive contract liabilities embedded derivatives	Other liabilities - mortality swaps
Fair value, beginning of period	$(76,698)	$14,996	$(1,070,584)	$(2,619)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment related gains (losses), net	54,169	—	7,834	—
Interest credited	—	—	10,709	—
Included in other comprehensive income	—	(1,133)	—	—
Other revenue	—	13,095	—	(172)
Purchases(1)	—	—	(12,725)	—
Sales(1)	—	—	—	—
Settlements(1)	—	—	74,458	329
Fair value, end of period	$(22,529)	$26,958	$(990,308)	$(2,462)
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment related gains (losses), net	$54,169	$—	$(4,579)	$—
Other revenue	—	13,095	—	(172)
Interest credited	—	—	(63,748)	—

For the year ended December 31, 2015:	Fixed maturity securities - available-for-sale
	Corporate	Canadian government	RMBS	ABS
Fair value, beginning of period	$1,310,427	$—	$188,094	$572,960
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(3,517)	2,788	(1,754)	4,526
Investment related gains (losses), net	(2,814)	—	(216)	808
Included in other comprehensive income	(32,452)	70,144	(944)	(2,490)
Purchases(1)	243,871	—	249,208	229,220
Sales(1)	(3,949)	—	(985)	(13,105)
Settlements(1)	(279,495)	—	(39,494)	(98,918)
Transfers into Level 3	15,455	343,144	2,853	13,542
Transfers out of Level 3	(20,556)	—	(66,113)	(402,707)
Fair value, end of period	$1,226,970	$416,076	$330,649	$303,836
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(3,396)	$2,788	$(1,753)	$2,465
Investment related gains (losses), net	(2,278)	—	—	—

For the year ended December 31, 2015 (continued):	Fixed maturity securities - available-for-sale
	CMBS	U.S. government	State and political subdivisions	Other foreign government
Fair value, beginning of period	$86,746	$28,529	$42,711	$19,663
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	2,817	(48)	32	—
Investment related gains (losses), net	(4,737)	(233)	(19)	—
Included in other comprehensive income	(337)	(602)	(3,055)	(7)
Purchases(1)	42	544	—	—
Sales(1)	(6,153)	—	—	—
Settlements(1)	(7,226)	(1,925)	(492)	(1,258)
Transfers into Level 3	12,828	—	—	—
Transfers out of Level 3	(15,417)	—	(835)	(4,333)
Fair value, end of period	$68,563	$26,265	$38,342	$14,065
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

	Carrying Value After Measurement		Net Investment Gains (Losses)
	At December 31,		Years ended December 31,
(dollars in thousands)	2017	2016	2017	2016
Limited partnership interests(1)	$4,656	$6,192	$(7,204)	$(9,277)
Private equities(2)	106	—	(531)	—

(1)
The impaired limited partnership interests presented above were accounted for using the cost method. Impairments on these cost method investments were recognized at estimated fair value determined using the net asset values of the Company’s ownership interest as provided in the financial statements of the investees. The market for these investments has limited activity and price transparency.

(2)	The fair value of the Company’s private equity investments is based on external valuation models.

Fair Value of Financial Instruments
The Company is required by general accounting principles for Fair Value Measurements and Disclosures to disclose the fair value of certain financial instruments including those that are not carried at fair value. The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments, which were not measured at fair value on a recurring basis, as of December 31, 2017 and December 31, 2016 (dollars in thousands).This table excludes any payables or receivables for collateral under repurchase agreements and other transactions. The estimated fair value of the excluded amount approximates carrying value as they equal the amount of cash collateral received/paid.

		Estimated Fair	Fair Value Measurement Using:
December 31, 2017:	Carrying Value (1)	Value	Level 1	Level 2	Level 3	NAV
Assets:
Mortgage loans on real estate	$4,400,533	$4,477,654	$—	$—	$4,477,654	$—
Policy loans	1,357,624	1,357,624	—	1,357,624	—	—
Funds withheld at interest	5,955,092	6,275,623	—	—	6,275,623	—
Cash and cash equivalents	946,736	946,736	946,736	—	—	—
Short-term investments	42,558	42,558	42,558	—	—	—
Other invested assets	690,198	718,282	28,540	67,778	286,839	335,125
Accrued investment income	392,721	392,721	—	392,721	—	—
Liabilities:
Interest-sensitive contract liabilities	$12,683,872	$12,917,243	$—	$—	$12,917,243	$—
Long-term debt	2,788,365	2,959,912	—	—	2,959,912	—
Collateral finance and securitization notes	783,938	722,145	—	—	722,145	—

December 31, 2016:
Assets:
Mortgage loans on real estate	$3,775,522	$3,786,987	$—	$—	$3,786,987	$—
Policy loans	1,427,602	1,427,602	—	1,427,602	—	—
Funds withheld at interest	5,893,381	6,193,166	—	—	6,193,166	—
Cash and cash equivalents	862,117	862,117	862,117	—	—	—
Short-term investments	32,469	32,469	32,469	—	—	—
Other invested assets	477,132	510,640	26,294	55,669	131,904	296,773
Accrued investment income	347,173	347,173	—	347,173	—	—
Liabilities:
Interest-sensitive contract liabilities	$10,225,099	$10,234,544	$—	$—	$10,234,544	$—
Long-term debt	3,088,635	3,186,173	—	—	3,186,173	—
Collateral finance and securitization notes	840,700	745,805	—	—	745,805	—

(1)
Carrying values presented herein may differ from those in the Company’s consolidated balance sheets because certain items within the respective financial statement captions may be measured at fair value on a recurring basis.

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
Retrocession reinsurance treaties do not relieve the Company from its obligations to direct writing companies. Failure of retrocessionaires to honor their obligations could result in losses to the Company. Consequently, allowances would be established for amounts deemed uncollectible. At December 31, 2017 and 2016, no allowances were deemed necessary. The Company regularly evaluates the financial condition of the insurance companies from which it assumes and to which it cedes reinsurance.
Retrocessions are arranged through the Company’s retrocession pools for amounts in excess of the Company’s retention limit. As of December 31, 2017 and 2016, all rated retrocession pool participants followed by the A.M. Best Company were rated “A- (excellent)” or better. The Company verifies retrocession pool participants’ ratings on a quarterly basis. For a majority of the retrocessionaires that were not rated, security in the form of letters of credit or trust assets has been posted. In addition, the Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance. In addition to its third party retrocessionaires, various RGA reinsurance subsidiaries retrocede amounts in excess of their retention to affiliated subsidiaries.

The following table presents information for the Company’s ceded reinsurance receivable assets, including the respective amount and A.M. Best rating for each reinsurer representing in excess of five percent of the total as of December 31, 2017 and 2016 (dollars in thousands):

		2017		2016
Reinsurer	A.M. Best Rating	Amount	% of Total	Amount	% of Total
Reinsurer A	A+	$301,478	38.6%	$240,894	35.2%
Reinsurer B	A+	203,898	26.1	183,881	26.9
Reinsurer C	A	67,723	8.7	68,832	10.1
Reinsurer D	A++	40,592	5.2	36,202	5.3
Reinsurer E	A+	40,528	5.2	35,484	5.2
Other reinsurers		127,808	16.2	118,679	17.3
Total		$782,027	100.0%	$683,972	100.0%
Included in the total ceded reinsurance receivables balance were $243.8 million and $242.0 million of claims recoverable, of which $1.9 million and $4.0 million were in excess of 90 days past due, as of December 31, 2017 and 2016, respectively.
The effect of reinsurance on net premiums is as follows (dollars in thousands):

Years ended December 31,	2017	2016	2015
Direct	$61,571	$57,562	$43,106
Reinsurance assumed	10,642,462	10,049,587	9,371,308
Reinsurance ceded	(862,903)	(858,278)	(843,673)
Net premiums	$9,841,130	$9,248,871	$8,570,741
The effect of reinsurance on claims and other policy benefits as follows (dollars in thousands):

Years ended December 31,	2017	2016	2015
Direct	$104,447	$105,435	$82,942
Reinsurance assumed	9,281,590	8,621,647	8,205,308
Reinsurance ceded	(867,120)	(733,707)	(798,868)
Net claims and other policy benefits	$8,518,917	$7,993,375	$7,489,382
The effect of reinsurance on life insurance in force is shown in the following schedule (dollars in millions):

	Direct	Assumed	Ceded	Net	Assumed/Net %
December 31, 2017	$1,462	$3,297,275	$205,529	$3,093,208	106.6%
December 31, 2016	1,576	3,062,525	214,727	2,849,374	107.5
December 31, 2015	1,686	2,995,079	222,388	2,774,377	108.0
At December 31, 2017 and 2016, respectively, the Company provided approximately $16.2 billion and $10.8 billion of financial reinsurance, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures, to other insurance companies under financial reinsurance transactions to assist ceding companies in meeting applicable regulatory requirements. Generally, such financial reinsurance is provided by the Company committing cash or assuming insurance liabilities, which are collateralized by future profits on the reinsured business. The Company earns a fee based on the amount of net outstanding financial reinsurance.
Reinsurance agreements, whether facultative or automatic, may provide for recapture rights on the part of the ceding company. Recapture rights permit the ceding company to reassume all or a portion of the risk formerly ceded to the reinsurer after an agreed-upon period of time, generally 10 years, or in some cases due to changes in the financial condition or ratings of the reinsurer. Recapture of business previously ceded does not affect premiums ceded prior to the recapture of such business, but would reduce premiums in subsequent periods. Additionally, some treaties give the ceding company the right to request the Company to place assets in trust for their benefit to support their reserve credits, in the event of a downgrade of the Company’s ratings to specified levels, generally non-investment grade levels, or if minimum levels of financial condition are not maintained. As of December 31, 2017 and 2016, these treaties had approximately $2,901.1 million and $1,935.0 million, respectively, in statutory reserves. Assets placed in trust continue to be owned by the Company, but their use is restricted based on the terms of the trust agreement. Securities with an amortized cost of $2,214.1 million and $2,372.1 million were held in trust to satisfy collateral requirements for reinsurance business for the benefit of certain RGA subsidiaries at December 31, 2017 and 2016, respectively. In addition, the Company’s collateral financing operations have asset in trust requirements. See Note 14 – “Collateral Finance and Securitization Notes” for additional information. Securities with an amortized cost of $15,584.3 million and $12,135.3 million, as of December 31, 2017 and 2016, respectively, were held in trust to satisfy collateral requirements under certain third-party reinsurance treaties. Under certain conditions, RGA may be obligated to move reinsurance from one RGA subsidiary company to another or make payments under the treaty. These conditions include change in control or ratings of the subsidiary, insolvency, nonperformance under a treaty, or loss of reinsurance license of such subsidiary.
Note 8   DEFERRED POLICY ACQUISITION COSTS
The following reflects the amounts of policy acquisition costs deferred and amortized (dollars in thousands):

Years ended December 31,	2017	2016	2015
Balance, beginning of year	$3,338,605	$3,392,437	$3,342,575
Capitalization	348,470	350,233	352,260
Amortization (including interest)	(432,474)	(341,115)	(288,630)
Change in value of embedded derivatives	(70,392)	(40,077)	58,754
Attributed to unrealized investment gains (losses)	(8,220)	(3,541)	17,510
Foreign currency translation	63,835	(19,332)	(90,032)
Balance, end of year	$3,239,824	$3,338,605	$3,392,437
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

Note 9   INCOME TAX
The Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform”) was signed into law on December 22, 2017. U.S. Tax Reform makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized; (5) creating the base erosion anti-abuse tax (“BEAT”), a new minimum tax; (6) establishing a new provision designed to tax global intangible low-taxed income (“GILTI”), which allows for the possibility of using foreign tax credits and a deduction of up to 50 percent to offset the income tax liability (subject to some limitations); and (7) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.
In connection with the Company’s initial analysis of the impact of U.S. Tax Reform, it recorded a discrete provisional net tax benefit of $1,033.8 million in the period ending December 31, 2017. This estimated net benefit primarily consists of the U.S. federal rate reduction from 35 percent to 21 percent applied to the net deferred tax liability. The Company provisionally estimates there would be no one-time transition tax on unrepatriated earnings of foreign subsidiaries. However, this tax could change based on future clarification of U.S. Tax Reform, as well as due to the Company gathering additional information to more precisely compute the transition tax. Further, as a result of U.S. Tax Reform, the Company established a valuation allowance of $58.9 million related to U.S. foreign tax credit carryforwards. The valuation allowance relates to the Company’s interpretation of the changes in the ability to use existing foreign tax credit carryforwards against future foreign branch profits. The valuation allowance could change based on future interpretation and analysis of U.S. Tax Reform.
Because of the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of U.S. Tax Reform and the application of Accounting Standards Codification 740 (“ASC 740”). Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to the GILTI as a current-period expense when incurred (“the period cost method”) or (2) factoring such amounts into a Company’s measurement of its deferred taxes (“the deferred method”). The Company’s selection of an accounting policy with respect to new GILTI tax rules will depend, in part, on analyzing its global income to determine whether the Company expects to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. Whether the Company expects to have future U.S. inclusions in taxable income related to GILTI depends on not only its current corporate structure, its intercompany reinsurance business flows and estimated future results of global operations, but also its intent and ability to modify its structure and/or its business, the Company is not yet able to reasonably estimate the effect of this provision of U.S. Tax Reform. Therefore, the Company has not made any adjustments related to potential GILTI tax in its financial statements and has not made a policy decision regarding whether to record deferred taxes on GILTI.
The SEC issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the tax effects of U.S. Tax Reform. SAB 118 provides a measurement period that should not extend beyond one year from U.S. Tax Reform enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of U.S. Tax Reform for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of U.S. Tax Reform is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of U.S. Tax Reform.
The Company calculated a provisional estimate of the impact of U.S. Tax Reform. The actual adjustment may vary from this estimate due to a number of uncertainties and factors, including changes in interpretations and assumptions made by the Company, gathering additional information to more precisely compute the pretax deferred tax items upon which the change in rate was applied, and may change due to future further clarification of the new law regulatory and accounting guidance. The Company is still analyzing U.S. Tax Reform and refining its calculations, which could potentially impact the measurement of recorded tax balances as of December 31, 2017. This provisional amount is based on the best information currently available and may be revised and is subject to change. The provisional impact of the enactment of U.S. Tax Reform is reflected in the tables below.
Pre-tax income for the years ended December 31, 2017, 2016 and 2015 consists of the following (dollars in thousands):

	2017	2016	2015
Pre-tax income - U.S.	$870,532	$758,496	$493,328
Pre-tax income - foreign	272,283	285,450	251,467
Total pre-tax income	$1,142,815	$1,043,946	$744,795
The provision for income tax expense for the years ended December 31, 2017, 2016 and 2015 consists of the following (dollars in thousands):

	2017	2016	2015
Current income tax expense (benefit):
U.S.	$131,108	$1,020	$1,588
Foreign	36,830	47,706	92,045
Total current	167,938	48,726	93,633
Deferred income tax expense (benefit):
U.S.	159,853	273,928	193,204
U.S. Tax Reform provisional estimate	(1,033,755)	—	—
Foreign	26,598	19,849	(44,208)
Total deferred	(847,304)	293,777	148,996
Total provision for income taxes	$(679,366)	$342,503	$242,629
The Company’s effective tax rate differed from the U.S. federal income tax statutory rate of 35% as a result of the following for the years ended December 31, 2017, 2016 and 2015 (dollars in thousands):

	2017	2016	2015
Tax provision at U.S. statutory rate	$399,985	$365,381	$260,678
Increase (decrease) in income taxes resulting from:
U.S. Tax Reform provisional estimate	(1,033,755)	—	—
Foreign tax rate differing from U.S. tax rate	(21,867)	(13,974)	(9,950)
Differences in tax basis in foreign jurisdictions	(23,324)	(17,770)	(32,472)
Deferred tax valuation allowance	29,458	10,963	19,157
Amounts related to audit contingencies	(7,184)	111	88
Equity compensation excess benefit	(10,532)	—	—
Corporate rate changes	(6,065)	—	—
Subpart F for non-full inclusion companies	1,528	1,783	3,473
Foreign tax Credits	(1,681)	(1,683)	(1,936)
Return to provision Adjustments	(4,674)	(1,473)	1,482
Other, net	(1,255)	(835)	2,109
Total provision for income taxes	$(679,366)	$342,503	$242,629
Effective tax rate	(59.4)%	32.8%	32.6%

Total income taxes for the years ended December 31, 2017, 2016 and 2015 were as follows (dollars in thousands):

	2017	2016	2015
Provision for income taxes	$(679,366)	$342,503	$242,629
Income tax from OCI and additional paid-in-capital:
Net unrealized holding gain (loss) on debt and equity securities recognized for financial reporting purposes	306,849	157,929	(339,889)
Exercise of stock options	—	(162)	(2,963)
Foreign currency translation	(42,153)	21,081	16,478
Unrealized pension and post retirement	404	1,772	1,726
Total income taxes provided	$(414,266)	$523,123	$(82,019)
The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities at December 31, 2017 and 2016, are presented in the following tables (dollars in thousands):

	2017	2016
Deferred income tax assets:
Nondeductible accruals	$80,905	$125,879
Differences between tax and financial reporting amounts concerning certain reinsurance transactions	96,043	87,688
Differences in the tax basis of cash and invested assets	557	775
Investment income differences	43,230	35,192
Deferred acquisition costs capitalized for tax	88,531	143,003
Net operating loss carryforward	535,374	325,806
Capital loss and tax credit carryforwards	102,143	101,223
Subtotal	946,783	819,566
Valuation allowance	(226,884)	(133,354)
Total deferred income tax assets	719,899	686,212
Deferred income tax liabilities:
Deferred acquisition costs capitalized for financial reporting	627,378	1,013,642
Differences between tax and financial reporting amounts concerning certain reinsurance transactions	1,547,101	1,773,929
Differences in the tax basis of cash and invested assets	674,569	505,841
Investment income differences	1,858	5,635
Differences in foreign currency translation	33,803	91,067
Prepaid expenses	—	—
Total deferred income tax liabilities	2,884,709	3,390,114
Net deferred income tax liabilities	$2,164,810	$2,703,902
Balance sheet presentation of net deferred income tax liabilities:
Included in other assets	$33,499	$66,738
Included in deferred income taxes	2,198,309	2,770,640
Net deferred income tax liabilities	$2,164,810	$2,703,902
As of December 31, 2017, a valuation allowance against deferred tax assets was approximately $226.9 million. During 2017, a valuation allowance was established on the U.S. Foreign tax credit carryforwards of $65.1 million, RGA Reinsurance Company of Australia Limited’s, (“RGA Australia”) net operating losses of $20.1 million, as well as on the deferred tax assets of other jurisdictions of $3.3 million. Further movement in the valuation allowance includes foreign currency translation and reclassifications with other deferred tax assets of $10.6 million and ($5.6) million, respectively. The other significant components of the valuation allowance relate to a partial valuation allowance on the net operating loss carryforwards in RGA Australia and the foreign tax credit carryforwards in RGA International Reinsurance Company dac (“RGA International”). A valuation allowance also exists against the deferred tax assets of other branches and legal entities most of which there is no history of earnings in recent years.
As of December 31, 2016, a valuation allowance for deferred tax assets of approximately $133.4 million was provided on the total deferred tax assets in certain jurisdictions. The valuation allowance is primarily related to numerous branches and legal entities for which there is no history of earnings in recent years. Further there is a partial valuation allowance on RGA South Africa, RGA Australia, and Aurora National net operating losses, as well as RGA International’s foreign tax credit. The Company utilizes valuation allowance when it believes, based on the weight of the available evidence, that it is more likely than not that the deferred income tax asset will not be utilized.
The earnings of substantially all of the Company’s foreign subsidiaries have been permanently reinvested in foreign operations. No provision has been made for U.S. tax or foreign withholding taxes that may be applicable upon any repatriation or sale. At December 31, 2017 and 2016, the financial reporting basis in excess of the tax basis for which no deferred taxes have been recognized was approximately $1,442.9 million and $1,147.2 million, respectively. As U.S. Tax Reform generally eliminates U.S. federal income taxes on dividends from foreign subsidiaries, the Company does not expect to incur material income taxes if these funds are repatriated.

During 2017, 2016 and 2015, the Company received federal and foreign income tax refunds of approximately $11.6 million, $6.9 million and $136.8 million, respectively. The Company made cash income tax payments of approximately $48.7 million, $68.0 million and $178.4 million in 2017, 2016 and 2015, respectively. At December 31, 2017 and 2016, the Company recognized gross deferred tax assets associated with net operating losses of approximately $2,715.8 million and $1,353.6 million, respectively. The earliest expiration date for any significant net operating losses is 2029. Net operating losses of $181.2 million, $451.4 million, and $1,557.1 million would expire in 2029, 2030, and 2032, respectively if unutilized. The remaining losses where a valuation allowance has not been established that are subject to expiration are $48.0 million and would expire between 2034 and 2036. These net operating losses, other than the net operating losses for which there is a valuation allowance, are expected to be utilized in the normal course of business during the period allowed for carryforwards and in any event, are not expected to be lost, due to the application of tax planning strategies that management would utilize.
At December 31, 2017 and 2016, the Company also has foreign tax credit carryforwards of $152.0 million and $100.9 million, respectively, in the U.S. and Ireland. During 2017 the Company established a valuation allowance of $65.1 million on the U.S. foreign tax credits and the remaining U.S. foreign tax credits of $57.0 million reduced the uncertain tax liabilities. The Ireland foreign tax credit of $29.9 million has a full valuation allowance. The Company also has AMT carryforwards of $25.9 million and $21.3 million, respectively. As a result of U.S. Tax Reform, the AMT credits are fully refundable if unutilized by 2021. The Company has recorded these credits as deferred tax assets.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is under continuous examination by the Internal Revenue Service and is subject to audit by taxing authorities in other foreign jurisdictions in which the Company has significant business operations. The income tax years under examination vary by jurisdiction. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years prior to 2014, Canadian tax authorities for years prior to 2013 and with a few exceptions, the Company is no longer subject to state and foreign income tax examinations by tax authorities for years prior to 2012.
As of December 31, 2017, the Company’s total amount of unrecognized tax benefits was $321.2 million and the total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, was $10.9 million. Management believes there will be no material impact to the Company’s effective tax rate related to unrecognized tax benefits over the next 12 months.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2017, 2016 and 2015, is as follows (dollars in thousands):

	Total Unrecognized Tax Benefits
	2017	2016	2015
Beginning balance, January 1	$297,290	$296,213	$274,661
Additions for tax positions of prior years	247,596	226,720	26,170
Reductions for tax positions of prior years	(246,894)	(229,719)	(7,820)
Additions for tax positions of current year	36,438	4,186	3,396
Settlements with tax authorities	(13,206)	(110)	(194)
Ending balance, December 31	$321,224	$297,290	$296,213
The Company recognized interest expense (benefit) associated with uncertain tax positions in 2017, 2016 and 2015 of $(5.0) million, $(8.4) million and $8.2 million, respectively. Additionally, the Company recognized penalties of $0.3 million in 2016. As of December 31, 2017 and 2016, the Company had $15.1 million and $20.4 million, respectively, of accrued interest related to unrecognized tax benefits. There are no penalties accrued as of December 31, 2017.
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
The Company also provides select health care and life insurance benefits for certain retired employees. The health care benefits are provided through a self-insured welfare benefit plan. Employees become eligible for these benefits if they meet minimum age and service requirements. The retiree’s cost for health care benefits varies depending upon the credited years of service. The Company recorded benefits expense of approximately $5.3 million, $6.3 million and $9.1 million in 2017, 2016 and 2015, respectively, that are related to these postretirement plans. Effective January 1, 2017, employees hired in the U. S. are not eligible for retiree health care benefits. Virtually all retirees, or their beneficiaries, contribute a portion of the total cost of postretirement health benefits. Prepaid benefit costs and accrued benefit liabilities are included in other assets and other liabilities, respectively, in the Company’s consolidated balance sheets.

A December 31 measurement date is used for all of the defined benefit and postretirement plans. The status of these plans as of December 31, 2017 and 2016 is summarized below (dollars in thousands):

	December 31,
	Pension Benefits		Other Benefits
	2017	2016	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$161,955	$142,239	$60,524	$63,307
Service cost	10,686	10,319	2,543	2,883
Interest Cost	5,326	4,790	2,118	2,259
Participant contributions	—	—	354	305
Amendments(1)	159	—	—	(13,743)
Actuarial (gains) losses	11,336	9,973	5,510	6,228
Settlement (gains) losses	(438)	258	—	—
Settlements	(12,907)	(3,152)	—	—
Benefits paid	(5,974)	(3,047)	(851)	(715)
Foreign exchange translations and other adjustments	2,000	575	—	—
Benefit obligation at end of year	$172,143	$161,955	$70,198	$60,524

(1)
Reflects effect of the amendment to RGA’s U.S. retiree health care benefit plan announced in 2016, effective January 1, 2017 and other administrative amendments to the pension plans. The amounts were recorded in AOCI and will be amortized through prior service cost.

	December 31,
	Pension Benefits		Other Benefits
	2017	2016	2017	2016
Change in plan assets:
Fair value of plan assets at beginning of year	$84,770	$68,435	$—	$—
Actual return on plan assets	14,481	6,584	—	—
Employer contributions	22,866	15,950	497	410
Participant contributions	—	—	354	305
Disbursement for settlements	(12,907)	(3,152)	—	—
Benefits paid and expenses	(5,974)	(3,047)	(851)	(715)
Fair value of plan assets at end of year	$103,236	$84,770	$—	$—
Funded status at end of year	$(68,907)	$(77,185)	$(70,198)	$(60,524)

	December 31,
	Qualified Plans		Non-Qualified Plans(1)		Total
	2017	2016	2017	2016	2017	2016
Aggregate fair value of plan assets	$103,236	$84,770	$—	$—	$103,236	$84,770
Aggregate projected benefit obligations	107,072	96,418	65,071	65,537	172,143	161,955
Under funded	$(3,836)	$(11,648)	$(65,071)	$(65,537)	$(68,907)	$(77,185)

(1)	For non-qualified plans, there are no required funding levels.

	December 31,
	Pension Benefits		Other Benefits
	2017	2016	2017	2016
Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$40,058	$46,119	$35,672	$32,156
Net prior service cost (credit)	804	703	(11,806)	(13,121)
Total	$40,862	$46,822	$23,866	$19,035

The following table presents information for qualified and non-qualified pension plans with a projected benefit obligation in excess of plan assets as of December 31, 2017 and 2016 (dollars in thousands):

	2017	2016
Projected benefit obligation	$172,143	$161,955
Fair value of plan assets	103,236	84,770

The following table presents information for pension plans with an accumulated benefit obligation in excess of plan assets as of December 31, 2017 and 2016 (dollars in thousands):

	2017	2016
Accumulated benefit obligation	$169,705	$158,580
Fair value of plan assets	103,236	84,770
The components of net periodic benefit cost, included in other operating expenses on the consolidated statements of income, and other changes in plan assets and benefit obligations recognized in other comprehensive income were as follows (dollars in thousands):

	Pension Benefits			Other Benefits
	2017	2016	2015	2017	2016	2015
Net periodic benefit cost:
Service cost	$10,686	$10,319	$9,222	$2,543	$2,883	$4,062
Interest cost	5,326	4,790	5,035	2,118	2,259	2,572
Expected return on plan assets	(6,215)	(5,138)	(4,897)	—	—	—
Amortization of prior actuarial losses	4,382	4,323	3,429	1,992	1,827	2,465
Amortization of prior service cost (credit)	344	294	309	(1,315)	(622)	—
Settlements	4,785	1,026	—	—	—	—
Net periodic benefit cost	19,308	15,614	13,098	5,338	6,347	9,099

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial (gains) losses	2,633	8,785	5,774	5,507	6,228	(2,729)
Amortization of actuarial (gains) losses	(4,382)	(4,323)	(3,429)	(1,992)	(1,827)	(2,465)
Amortization of prior service cost (credit)	(344)	(294)	(309)	1,315	622	—
Settlements	(4,785)	(1,026)	—	—	—	—
Prior service cost (credit) (1)	159	—	—	—	(13,743)	—
Foreign exchange translations and other adjustments	759	707	(1,797)	—	—	—
Total recognized in other comprehensive income	(5,960)	3,849	239	4,830	(8,720)	(5,194)
Total recognized in net periodic benefit cost and other comprehensive income	$13,348	$19,463	$13,337	$10,168	$(2,373)	$3,905

(1)
Reflects effect of the amendment to RGA’s U.S. retiree health care benefit plan announced in 2016, effective January 1, 2017 and other administrative amendments to the pension plans. The amounts were recorded in AOCI and will be amortized through prior service cost.

During 2018, the Company expects to contribute $14.5 million and $1.2 million to the pension plans and other benefit plans, respectively.
The following benefit payments, which reflect expected future service as appropriate, are expected to be paid (dollars in thousands):

	Pension Benefits	Other Benefits
2018	$9,315	$1,238
2019	9,765	1,495
2020	10,885	1,842
2021	11,102	2,188
2022	13,184	2,521
2023-2027	69,285	18,205

The estimated net loss and prior service cost for the defined benefit pension plans and post-retirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $3.4 million and $1.1 million, respectively.
Assumptions
Weighted average assumptions used to determine the accumulated benefit obligation and net benefit cost or income were as follows:

	Pension Benefits			Other Benefits
	2017	2016	2015	2017	2016	2015
Discount rate used to determine benefit obligation	3.40%	3.80%	3.99%	3.56%	4.10%	4.43%
Discount rate used to determine net benefit cost or income	3.81%	3.95%	3.77%	4.10%	4.43%	4.05%
Expected long-term rate of return on plan assets	7.35%	7.35%	7.35%	—%	—%	—%
Rate of compensation increases	4.16%	4.08%	4.08%	—%	—%	—%
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
The assumed health care cost trend rates used in measuring the accumulated non-pension post-retirement benefit obligation were as follows:

	December 31,
	2017	2016
Pre-Medicare eligible claims	9% down to 5% in 2024	10% down to 5% in 2024
Medicare eligible claims	9% down to 5% in 2024	10% down to 5% in 2024
Assumed health care cost trend rates may have a significant effect on the amounts reported for health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects (dollars in thousands):

	One Percent Increase	One Percent Decrease
Effect on total of service and interest cost components	$7,941	$(7,104)
Effect on accumulated postretirement benefit obligation	$447	$(359)
Plan Assets
Target allocations of U.S. qualified pension plan assets are determined with the objective of maximizing returns and minimizing volatility of net assets through adequate asset diversification and partial liability immunization. Adjustments are made to target allocations based on the Company’s assessment of the effect of economic factors and market conditions. The target allocations for plan assets are 60% equity securities and 40% debt securities as of December 31, 2017 and 2016. The Company’s plan assets are primarily invested in mutual funds. The mutual funds include holdings of S&P 500 securities, large-cap securities, mid-cap securities, small-cap securities, international securities, corporate debt securities, U.S. and other government securities, mortgage-related securities and cash.
Equity and debt securities are exposed to various risks, such as interest rate risk, credit risk and overall market volatility. Due to the level of risk associated with certain investment securities, changes in the values of investment securities will occur and any change would affect the amounts reported in the financial statements.
The fair values of the Company’s qualified pension plan assets as of December 31, 2017 and 2016 are summarized below (dollars in thousands):

	December 31, 2017
		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
Mutual Funds(1)	$103,106	$103,106	$—	$—
Cash	130	130	—	—
Total	$103,236	$103,236	$—	$—

(1)	Mutual funds were invested 27% in U.S. equity funds, 36% in U.S. fixed income funds, 22% in non-U.S. equity funds and 15% in other.

	December 31, 2016
		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
Mutual Funds(2)	$84,671	$84,671	$—	$—
Cash	99	99	—	—
Total	$84,770	$84,770	$—	$—

(2)	Mutual funds were invested 28% in U.S. equity funds, 37% in U.S. fixed income funds, 20% in non-U.S. equity funds and 15% in other.
As of December 31, 2017 and 2016, the Company classified all of its qualified pension plan assets in the Level 1 category as quoted prices in active markets are available for these assets. See Note 6 – “Fair Value of Asset and Liabilities” for additional detail on the fair value hierarchy.
Savings and Investment Plans
Certain subsidiaries of RGA also sponsor savings and investment plans under which a portion of employee contributions are matched. Subsidiary contributions to these plans were $14.2 million, $9.9 million and $9.0 million in 2017, 2016 and 2015, respectively.
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
Statutory net income, and capital and surplus of the Company’s insurance subsidiaries, determined in accordance with statutory accounting practices prescribed by the applicable state insurance department or local regulatory authority are as follows (dollars in thousands):

	Statutory Capital & Surplus		Statutory Net Income (Loss)
	2017	2016	2017	2016	2015
RGA Reinsurance (U.S.)	$1,584,007	$1,521,644	$138,359	$148,576	$(23,615)
Reinsurance Company of Missouri	1,557,453	1,651,274	(183,136)	272,038	51,041
RGA Life Reinsurance Company of Canada	1,006,190	915,134	25,971	13,947	113,526
RGA Reinsurance Company (Barbados) Ltd.	1,278,006	957,051	309,346	95,859	113,049
RGA Australia	476,528	370,039	78,497	(7,694)	(18,128)
RGA Atlantic Reinsurance Company Ltd.	812,307	596,016	213,511	110,172	132,192
RGA Americas Reinsurance Company, Ltd. (1)	4,833,890	3,752,910	624,145	282,226	264,518
Other reinsurance subsidiaries	2,694,317	2,224,833	65,658	130,289	300,847

(1)
In 2017, the Company contributed to RGA Americas Reinsurance Company, Ltd. all of the outstanding shares of its wholly-owned subsidiary, RGA Australia. Periods prior to 2017 have been adjusted to reflect this contribution.

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
A reconciliation of the Company’s surplus between NAIC SAP and practices prescribed by the state of domicile is shown below (dollars in thousands):

	December 31,
	2017	2016
Prescribed practice – surplus note	$726,531	$574,574
Prescribed practice – letters of credit	(960,100)	(615,100)
Surplus (deficit) – NAIC SAP	$(233,569)	$(40,526)
Reinsurance Company of Missouri (“RCM”), RGA Reinsurance and Chesterfield Reinsurance Company (“Chesterfield Re”) are subject to Missouri statutory provisions that restrict the payment of dividends. They may not pay dividends in any 12-month period in excess of the greater of the prior year’s statutory net gain from operations or 10% of statutory capital and surplus at the preceding year-end, without regulatory approval. Aurora National is subject to California statutory provisions that are identical to those imposed by Missouri regarding the ability of Aurora National to pay dividends to RGA Reinsurance. The applicable statutory provisions only permit an insurer to pay a shareholder dividend from unassigned surplus. As of January 1, 2018, RGA Reinsurance could pay maximum dividends, without prior approval, of approximately $158.4 million. Any dividends paid by RGA Reinsurance would be paid to RCM, its parent company, which in turn has restrictions related to its ability to pay dividends to RGA.
Chesterfield Re would pay dividends to its immediate parent Chesterfield Financial Holdings LLC, (“Chesterfield Financial”), which would in turn pay dividends to RCM, subject to the terms of the indenture for the embedded value securitization transaction, in which Chesterfield Financial cannot declare or pay any dividends so long as any private placement notes are outstanding. The Missouri Department of Insurance, Financial Institution and Professional Registration, allows RCM to pay a dividend to RGA to the extent RCM received the dividend from its subsidiaries, without limitation related to the level of unassigned surplus. Dividend payments from other subsidiaries are subject to regulations in the jurisdiction of domicile, which are generally based on their earnings and/or capital level.
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

Note 12    COMMITMENTS, CONTINGENCIES AND GUARANTEES
Commitments
Funding of Investments
The Company’s commitments to fund investments as of December 31, 2017 and 2016 are presented in the following table (dollars in thousands):

	2017	2016
Limited partnership interests and joint ventures	$485,197	$332,169
Commercial mortgage loans	40,815	126,248
Bank loans and private placements	60,472	58,318
Equity release mortgages	153,937	130,324
The Company anticipates that the majority of its current commitments will be invested over the next five years; however, these commitments could become due any time at the request of the counterparties. Bank loans and private placements are included in fixed maturity securities available-for-sale.
Leases
The Company leases office space and furniture and equipment under non-cancelable operating lease agreements, which expire at various dates. Future minimum office space annual rentals under non-cancelable operating leases at December 31, 2017 are as follows (dollars in thousands):

Operating Leases
2018	$11,157
2019	7,108
2020	4,879
2021	3,076
2022	2,421
Thereafter	9,466
Rent expenses amounted to approximately $15.7 million, $13.7 million and $12.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.
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

Guarantees
Statutory Reserve Support
RGA, through wholly-owned subsidiaries, has committed to provide statutory reserve support to third-parties, in exchange for a fee, by funding loans if certain defined events occur. Such statutory reserves are required under the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX for term life insurance policies and Regulation A-XXX for universal life secondary guarantees). The third-parties have recourse to RGA should the subsidiary fail to provide the required funding, however, as of December 31, 2017, the Company does not believe that it will be required to provide any funding under these commitments as the occurrence of the defined events is considered remote. The following table presents the maximum potential obligation for these commitments as of December 31, 2017 (dollars in millions):

Commitment Period	Maximum Potential Obligation
2023	$500.0
2033	450.0
2034	2,000.0
2035	1,314.2
2036	2,932.0
2037	5,750.0
Other Guarantees
RGA has issued guarantees to third parties on behalf of its subsidiaries for the payment of amounts due under certain reinsurance treaties, securities borrowing and repurchase arrangements, financing arrangements and office lease obligations, whereby if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. In limited circumstances, treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA’s subsidiary is relatively new, unrated, or not of a significant size, relative to the ceding company. Liabilities supported by the treaty guarantees, before consideration for any legally offsetting amounts due from the guaranteed party are reflected on the Company’s consolidated balance sheets in a policy related liability. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to securities borrowing and repurchase arrangements provide additional security to third parties should a subsidiary fail to provide securities when due. RGA’s guarantees issued as of December 31, 2017 and 2016 are reflected in the following table (dollars in thousands):

	2017	2016
Treaty guarantees	$1,047,449	$902,216
Treaty guarantees, net of assets in trust	926,393	780,786
Securities borrowing and repurchase arrangements	294,325	263,820
Financing arrangements	86,183	119,073
Lease obligations	1,662	2,428

Note 13     DEBT
Long-Term Debt
The Company’s long-term debt consists of the following as of December 31, 2017 and 2016 (dollars in thousands):

	2017	2016
$300 million 5.625% Senior Notes due 2017	$—	$299,945
$400 million 6.45% Senior Notes due 2019	399,873	399,805
$400 million 5.00% Senior Notes due 2021	399,245	399,025
$400 million 4.70% Senior Notes due 2023	399,138	398,986
$400 million 3.95% Senior Notes due 2026	399,987	399,985
$100 million 4.09% Promissory Note due 2039	91,787	94,370
$400 million 6.20% Subordinated Debentures due 2042	400,000	400,000
$400 million 5.75% Subordinated Debentures due 2056	400,000	400,000
$400 million Variable Rate Junior Subordinated Debentures due 2065	318,740	318,737
Sub-total	2,808,770	3,110,853
Unamortized issuance costs	(20,405)	(22,218)
Long-term Debt	$2,788,365	$3,088,635
In June 2016, RGA issued 3.95% Senior Notes due September 15, 2026 with a face amount of $400.0 million and 5.75% Fixed-To-Floating Rate Subordinated Debentures due June 15, 2056 with a face amount of $400.0 million. These securities have been registered with the Securities and Exchange Commission. The net proceeds from these offerings were approximately $791.2 million and were used in part to repay upon maturity the Company’s $300.0 million 5.625% Senior Notes that matured in March 2017. The remainder was used for general corporate purposes. Capitalized issue costs were approximately $8.8 million.
In December 2015, the interest rate on RGA’s Junior Subordinated Debentures with a face amount of $400.0 million converted from a fixed rate of 6.75% to a floating rate equal to the three-month LIBOR plus 266.5 basis points. The Company entered into an interest rate swap that commenced in December 2017, effectively fixing the interest rate on these securities at 4.82% until December 2037.
Certain of the Company’s debt agreements contain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of consolidated net worth, maximum ratios of debt to capitalization and change of control provisions. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the various agreements. Additionally, the Company’s debt agreements contain cross-default covenants, which would make outstanding borrowings immediately payable in the event of a material uncured covenant default under any of the agreements, including, but not limited to, non-payment of indebtedness when due for an amount in excess of the amounts set forth in those agreements, bankruptcy proceedings, or any other event which results in the acceleration of the maturity of indebtedness. As of December 31, 2017 and 2016, the Company had $2,808.8 million and $3,110.9 million, respectively, in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. As of December 31, 2017 and 2016, the average interest rate on long-term debt outstanding was 5.24% and 5.16%, respectively.
The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, and the Company’s ability to raise additional funds. Future principal payments due on long-term debt, excluding discounts, as of December 31, 2017, were as follows (dollars in thousands):

	Calendar Year
	2018	2019	2020	2021	2022	Thereafter
Long-term debt	$2,690	$402,802	$2,919	$403,040	$3,167	$1,996,972
Credit and Committed Facilities
The Company has obtained bank letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions. At December 31, 2017 and 2016, there were approximately $120.1 million and $189.4 million, respectively, of undrawn outstanding bank letters of credit in favor of third parties. Additionally, the Company utilizes letters of credit primarily to secure reserve credits when it retrocedes business to its affiliated subsidiaries. The Company cedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions such as the U.S. and the United Kingdom. As of December 31, 2017 and 2016, $1,492.2 million and $1,010.8 million, respectively, in undrawn letters of credit from various banks were outstanding, primarily backing reinsurance between the various subsidiaries of the Company. The banks providing letters of credit to the Company are included on the NAIC list of approved banks.
The Company maintains nine committed credit facilities, a syndicated revolving credit facility with a capacity of $850.0 million and eight letter of credit facilities with a combined capacity of $1,266.5 million. The Company may borrow cash and obtain letters of credit in multiple currencies under its syndicated revolving credit facility. The following table provides additional information on the Company’s existing committed credit facilities as of December 31, 2017 and 2016 (dollars in thousands):

		Amount Utilized(1) December 31,
Current Capacity	Maturity Date	2017	2016	Basis of Fees
$180,403 (2)	November 2018	$8,638	$31,382	Fixed
5,952 (2)	March 2019	5,952	17,513	Fixed
850,000	September 2019	96,564	96,095	Senior unsecured long-term debt rating
188,000	October 2019	188,000	270,000	Fixed
117,135 (2)	December 2019	117,135	72,080	Fixed
100,000	June 2020	75,573	70,690	Fixed
100,000	May 2021	100,000	—	Fixed
75,000	June 2021	61,900	85,040	Fixed
500,000	May 2022	500,000	—	Fixed

(1)	Represents issued but undrawn letters of credit. There was no cash borrowed for the periods presented.

(2)	Foreign currency denominated facility, amounts presented are in U.S. dollars.
Fees associated with the Company’s other letters of credit are not fixed for periods in excess of one year and are based on the Company’s ratings and the general availability of these instruments in the marketplace. Total fees expensed associated with the

Company’s letters of credit were $10.5 million, $7.9 million and $10.9 million for the years ended December 31, 2017, 2016 and 2015, respectively, and are included in policy acquisition costs and other insurance expenses.

Note 14     COLLATERAL FINANCE AND SECURITIZATION NOTES
Collateral Finance Notes
In June 2006, RGA’s subsidiary, Timberlake Financial L.L.C. (“Timberlake Financial”), issued $850.0 million of Series A Floating Rate Insured Notes, due June 2036, in a private placement. The notes were issued to fund the collateral requirements for statutory reserves required by Regulation XXX on specified term life insurance policies reinsured by RGA Reinsurance and retroceded to Timberlake Re. Proceeds from the notes, along with a $112.8 million direct investment by RGA, were deposited into a series of accounts that collateralize the notes and are not available to satisfy the general obligations of the Company. As of December 31, 2017 and 2016, respectively, the Company held assets in trust and in custody of $841.5 million and $893.8 million, of which $39.7 million and $24.1 million were held in a Debt Service Coverage account to cover interest payments on the notes. Interest on the notes accrues at an annual rate of 1-month LIBOR plus a base rate margin, payable monthly, and totaled $6.4 million, $4.2 million and $3.8 million in 2017, 2016 and 2015, respectively.
In May 2015, RGA’s subsidiary, RGA Reinsurance Company (Barbados) Ltd. (“RGA Barbados”) obtained CAD$200.0 million of collateral financing from a third party through 2020, enabling RGA Barbados to support collateral requirements for Canadian reinsurance transactions. Capitalized issuance costs were approximately $1.3 million. The obligation is reflected on the consolidated balance sheets in collateral finance and securitization notes. Interest on the collateral financing is payable quarterly and accrues at 3-month Canadian Dealer Offered Rate plus a margin and totaled $4.2 million, $4.0 million and $2.3 million in 2017, 2016 and 2015, respectively.
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
The demand note is secured by a portfolio of specified assets that have an aggregate market value at least equal to the principal amount of the demand note and a payment obligation pledged by a third party financial institution. The principal amount of the demand note is payable upon demand by the holder, which creates a corresponding payment under the note issued by RGA Americas. The note issued by RGA Americas bears interest at a rate equal to the rate on the corresponding demand note, plus an amount representing fees payable to the applicable third party financial institution. Through December 31, 2017, no principal payments have been received or are currently due on the demand note and, as a result, there was no payment obligation under the note issued by RGA Americas. Accordingly, the notes are not reflected in the Company’s consolidated balance sheet or the table below, as of that date. Capitalized issuance costs were approximately $2.4 million.
Securitization Notes
In December 2014, RGA’s subsidiary, Chesterfield Financial Holdings LLC, (“Chesterfield Financial”), issued $300.0 million of asset-backed notes due December 2024 in a private placement. The notes were issued as part of an embedded value securitization transaction covering a closed block of policies assumed by RGA Reinsurance and retroceded to Chesterfield Re. Proceeds from the notes, along with a direct investment by the Company, were applied by Chesterfield Financial to (i) pay certain transaction-related expenses, (ii) establish a reserve account owned by Chesterfield Financial and pledged to the indenture trustee for the benefit of the holders of the notes (primarily to cover interest payments on the notes), and (iii) to fund an initial stock purchase from and capital contribution to Chesterfield Re to capitalize Chesterfield Re and to finance the payment of a ceding commission by Chesterfield Re to RGA Reinsurance under the retrocession agreement. Capitalized issuance costs were approximately $5.4 million. As of December 31, 2017 and 2016, the Company held deposits in trust of $19.4 million and $22.1 million, respectively, to cover interest payments on the notes, which are not available to satisfy the general obligations of the Company. Interest on the notes accrues at an annual rate of 4.50%, payable quarterly, and totaled $11.3 million, $13.1 million and $14.0 million in 2017, 2016 and 2015, respectively. The notes represent senior, secured indebtedness of Chesterfield Financial. Limited support is provided by RGA for temporary potential liquidity events at Chesterfield Financial and for temporary potential statutory capital and surplus events at Chesterfield Re. Otherwise, there is no legal recourse to RGA or its other subsidiaries. The notes are not insured or guaranteed by any other person or entity.

The Company’s collateral finance and securitization notes consist of the following as of December 31, 2017 and 2016 (dollars in thousands):

	2017	2016
Timberlake Financial	$411,951	$451,880
RGA Barbados	159,100	148,820
Chesterfield Financial	217,800	246,300
Unamortized issuance costs	(4,913)	(6,300)
Total	$783,938	$840,700

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

Information related to revenues, income (loss) before income taxes, interest expense, depreciation and amortization, and assets of the Company’s operations are summarized below (dollars in thousands):

For the years ended December 31,	2017	2016	2015
Revenues:
U.S. and Latin America:
Traditional	$6,100,171	$5,964,968	$5,465,026
Financial Solutions	1,150,378	840,446	643,865
Total	7,250,549	6,805,414	6,108,891
Canada:
Traditional	1,103,520	1,118,004	1,023,012
Financial Solutions	48,938	46,938	45,034
Total	1,152,458	1,164,942	1,068,046
Europe, Middle East and Africa:
Traditional	1,362,075	1,195,149	1,190,742
Financial Solutions	311,071	340,518	286,666
Total	1,673,146	1,535,667	1,477,408
Asia Pacific:
Traditional	2,210,686	1,771,150	1,638,357
Financial Solutions	73,775	63,382	56,581
Total	2,284,461	1,834,532	1,694,938
Corporate and Other	155,155	180,956	68,895
Total	$12,515,769	$11,521,511	$10,418,178

For the years ended December 31,	2017	2016	2015
Income (loss) before income taxes:
U.S. and Latin America:
Traditional	$373,434	$371,101	$235,771
Financial Solutions	401,584	283,380	207,963
Total	775,018	654,481	443,734
Canada:
Traditional	120,218	134,705	124,175
Financial Solutions	16,643	7,945	13,902
Total	136,861	142,650	138,077
Europe, Middle East and Africa:
Traditional	70,486	30,059	48,410
Financial Solutions	123,514	138,007	108,445
Total	194,000	168,066	156,855
Asia Pacific:
Traditional	148,786	113,928	105,654
Financial Solutions	13,130	4,063	19,619
Total	161,916	117,991	125,273
Corporate and Other	(124,980)	(39,242)	(119,144)
Total	$1,142,815	$1,043,946	$744,795

For the years ended December 31,	2017	2016	2015
Interest expense:
Corporate and Other	$146,025	$137,623	$142,863
Total	$146,025	$137,623	$142,863

For the years ended December 31,	2017	2016	2015
Depreciation and amortization:
U.S. and Latin America:
Traditional	$284,959	$271,732	$218,974
Financial Solutions	208,790	155,560	44,275
Total	493,749	427,292	263,249
Canada:
Traditional	24,057	22,170	23,887
Financial Solutions	10	11	—
Total	24,067	22,181	23,887
Europe, Middle East and Africa:
Traditional	35,000	46,562	60,193
Financial Solutions	91	72	—
Total	35,091	46,634	60,193
Asia Pacific:
Traditional	114,333	45,562	31,955
Financial Solutions	1,448	1,492	217
Total	115,781	47,054	32,172
Corporate and Other	37,276	13,894	16,495
Total	$705,964	$557,055	$395,996
The table above includes amortization of DAC, including the effect from investment related gains and losses.

For the years ended December 31,	2017	2016
Assets:
U.S. and Latin America:
Traditional	$18,603,423	$18,140,825
Financial Solutions	15,959,206	13,712,106
Total	34,562,629	31,852,931
Canada:
Traditional	4,161,452	3,846,682
Financial Solutions	126,372	85,405
Total	4,287,824	3,932,087
Europe, Middle East and Africa:
Traditional	3,099,495	2,559,124
Financial Solutions	5,274,993	3,876,131
Total	8,374,488	6,435,255
Asia Pacific:
Traditional	4,915,442	3,968,081
Financial Solutions	1,198,585	676,281
Total	6,114,027	4,644,362
Corporate and Other	7,175,850	6,233,244
Total	$60,514,818	$53,097,879
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
No individual client generated 10% or more of the Company’s total gross premiums on a consolidated basis in 2017, 2016 and 2015. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.

Note 16   SHORT-DURATION CONTRACTS

The Company uses several actuarial methods to compute incurred-but-not reported liabilities. These methods use historical claim reporting patterns to develop a triangle of reported claim amounts. The claim triangle is then used to develop the ultimate claims amount and the incurred-but-not reported liabilities. Expected claim methods use exposure data such as premiums to develop the ultimate claim amount. The final method blends the estimates from the development and the expected claim methods. The Company did not make significant changes to the methods used to compute the incurred-but-not reported liabilities in 2017.

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

U.S. and Latin America							As of
(in thousands)							December 31, 2017
Incurred Claims and Allocated Claim Adjustments, Net of Reinsurance (1)							Total of Incurred-but-Not-Reported Liabilities Plus Expected Development on Reported Claims
	For the Years Ended December 31,
Accident Year	2012	2013	2014	2015	2016	2017
2012	$322,579	$309,119	$297,037	$298,262	$299,098	$297,688	$24
2013		349,262	332,907	338,977	336,552	336,436	164
2014			407,953	411,373	396,383	397,151	1,597
2015				459,524	460,917	465,167	3,809
2016					500,843	499,785	23,149
2017						485,442	200,109
					Total	$2,481,669

Cumulative Paid Claims and Allocated Claim Adjustment Expense, Net of Reinsurance (1)
	For the Years Ended December 31,
Accident Year	2012	2013	2014	2015	2016	2017
2012	$109,323	$222,139	$243,890	$252,018	$258,297	$263,565
2013		114,457	248,828	277,130	285,817	292,067
2014			128,813	304,578	337,081	349,078
2015				146,196	360,658	407,282
2016					184,940	392,517
2017						189,853
					Total	$1,894,362
		All outstanding claims prior to 2012, net of reinsurance				208,874
	Liabilities for claims and claim adjustment expense, net of reinsurance					$796,181

(1)	2012-2016 Unaudited.

Asia Pacific							As of
(in thousands)							December 31, 2017
Incurred Claims and Allocated Claim Adjustments, Net of Reinsurance (1)							Total of Incurred-but-Not-Reported Liabilities Plus Expected Development on Reported Claims
	For the Years Ended December 31,
Accident Year	2012	2013	2014	2015	2016	2017
2012	$230,295	$309,090	$313,862	$317,536	$325,992	$336,901	$13,196
2013		324,334	346,886	336,531	333,639	347,865	21,310
2014			306,919	332,718	294,049	300,025	27,113
2015				308,517	284,871	277,166	44,713
2016					252,197	228,342	62,959
2017						235,146	140,159
					Total	$1,725,445

Cumulative Paid Claims and Allocated Claim Adjustment Expense, Net of Reinsurance (1)
	For the Years Ended December 31,
Accident Year	2012	2013	2014	2015	2016	2017
2012	$54,638	$149,912	$205,303	$247,028	$269,808	$287,941
2013		55,175	159,799	231,919	261,359	289,472
2014			38,241	150,295	196,570	228,405
2015				54,241	131,364	185,393
2016					42,440	108,310
2017						39,262
					Total	$1,138,783
		All outstanding claims prior to 2012, net of reinsurance				144,984
	Liabilities for claims and claim adjustment expense, net of reinsurance					$731,646

(1)	2012-2016 Unaudited.
The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expense in the consolidated balance sheets as of December 31, 2017 and 2016, are as follows:

2017
Liabilities for claims and claim adjustment expense, net of reinsurance:
U.S. and Latin America	$796,181
Asia Pacific	731,646
Liabilities for claims and claim adjustment expense, net of reinsurance	1,527,827
Adjustments to reconcile to total policy claims and future policy benefits:
Reinsurance recoverable	17,940
Effect of discounting and unallocated claims adjustment expense	(146,331)
Total adjustments	(128,391)
Other short-duration contracts:
Canada	150,248
Europe, Middle East and Africa	346,916
Other	122,690
Total short-duration contracts	2,019,290
Other than short-duration contracts	25,336,025
Total future policy benefits and other policy claims and benefits	$27,355,315
The following is unaudited supplementary information about average historical claims duration as of December 31, 2017:

Average Annual Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6
U.S. and Latin America	35.1%	41.9%	8.5%	2.8%	2.0%	1.8%
Asia Pacific	16.5%	30.3%	18.0%	10.5%	7.6%	5.4%

Note 17   EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share on net income (in thousands, except per share information):

	2017	2016	2015
Earnings:
Net income (numerator for basic and diluted calculations)	$1,822,181	$701,443	$502,166
Shares:
Weighted average outstanding shares (denominator for basic calculations)	64,427	64,274	66,553
Equivalent shares from outstanding stock options	1,326	715	739
Diluted shares (denominator for diluted calculations)	65,753	64,989	67,292
Earnings per share:
Basic	$28.28	$10.91	$7.55
Diluted	27.71	10.79	7.46
The calculation of common equivalent shares does not include the impact of options having a strike or conversion price that exceeds the average stock price for the earnings period, as the result would be antidilutive. The calculation of common equivalent shares also excludes the impact of outstanding performance contingent shares, as the conditions necessary for their issuance have not been satisfied as of the end of the reporting period. Approximately 0.2 million and 0.3 million outstanding stock options were not included in the calculation of common equivalent shares during 2017 and 2015, respectively. During 2016, all outstanding options were included in the calculation of common equivalent shares. Approximately 0.3 million, 0.4 million and 0.4 million performance contingent shares were excluded from the calculation of common equivalent shares during 2017, 2016 and 2015, respectively.
Note 18   EQUITY
Common stock
The changes in number of common stock shares, issued, held in treasury and outstanding are as follows for the periods indicated:

	Issued	Held In Treasury	Outstanding
Balance, December 31, 2014	79,137,758	10,364,797	68,772,961
Common Stock acquired	—	4,145,440	(4,145,440)
Stock-based compensation (1)	—	(577,005)	577,005
Balance, December 31, 2015	79,137,758	13,933,232	65,204,526
Common Stock acquired	—	1,356,892	(1,356,892)
Stock-based compensation (1)	—	(454,868)	454,868
Balance, December 31, 2016	79,137,758	14,835,256	64,302,502
Common Stock acquired	—	208,680	(208,680)
Stock-based compensation (1)	—	(358,273)	358,273
Balance, December 31, 2017	79,137,758	14,685,663	64,452,095

(1)	Represents net shares issued from treasury pursuant to the Company’s stock-based compensation programs.
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
During 2017, RGA’s board of directors authorized and amended a share repurchase program, with no expiration date, to repurchase up to $400.0 million of RGA’s outstanding common stock. In connection with this authorization, the board of directors terminated the stock repurchase authority granted in 2016. During 2017, RGA repurchased 208,680 shares of common stock under this program for $26.9 million.

Accumulated other comprehensive income (loss)
The following table presents the components of the Company’s other comprehensive income (loss) for the years ended December 31, 2017, 2016 and 2015 (dollars in thousands):
For the year ended December 31, 2017:

	Before-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Foreign currency translation adjustments:
Change arising during year	$74,926	$25,369	$100,295
Foreign currency swap	(47,953)	16,784	(31,169)
Net foreign currency translation adjustments	26,973	42,153	69,126
Unrealized gains on investments:(1)
Unrealized net holding gains arising during the year	1,029,591	(313,729)	715,862
Less: Reclassification adjustment for net gains realized in net income	25,039	(7,011)	18,028
Net unrealized gains	1,004,552	(306,718)	697,834
Change in unrealized OTTI on fixed maturity securities	375	(131)	244
Unrealized pension and postretirement benefits:
Net prior service cost arising during the year	11,717	(4,095)	7,622
Net gain arising during the period	(10,587)	3,691	(6,896)
Unrealized pension and postretirement benefits, net	1,130	(404)	726
Other comprehensive income (loss)	$1,033,030	$(265,100)	$767,930
For the year ended December 31, 2016:

	Before-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Foreign currency translation adjustments:
Change arising during year	$39,925	$(24,663)	$15,262
Foreign currency swap	(10,234)	3,582	(6,652)
Net foreign currency translation adjustments	29,691	(21,081)	8,610
Unrealized gains on investments:(1)
Unrealized net holding gains arising during the year	641,606	(180,448)	461,158
Less: Reclassification adjustment for net gains realized in net income	65,798	(23,029)	42,769
Net unrealized gains	575,808	(157,419)	418,389
Change in unrealized OTTI on fixed maturity securities	1,457	(510)	947
Unrealized pension and postretirement benefits:
Net prior service cost arising during the year	444	(149)	295
Net gain arising during the period	4,427	(1,623)	2,804
Unrealized pension and postretirement benefits, net	4,871	(1,772)	3,099
Other comprehensive income (loss)	$611,827	$(180,782)	$431,045
For the year ended December 31, 2015:
	Before-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Foreign currency translation adjustments:
Change arising during year	$(342,539)	$17,129	$(325,410)
Foreign currency swap	96,019	(33,607)	62,412
Net foreign currency translation adjustments	(246,520)	(16,478)	(262,998)
Unrealized losses on investments:(1)
Unrealized net holding losses arising during the year	(1,084,732)	359,407	(725,325)
Less: Reclassification adjustment for net losses realized in net income	(55,767)	19,518	(36,249)
Net unrealized losses	(1,028,965)	339,889	(689,076)
Unrealized pension and postretirement benefits:
Net prior service cost arising during the year	337	(107)	230
Net loss arising during the period	4,618	(1,619)	2,999
Unrealized pension and postretirement benefits, net	4,955	(1,726)	3,229
Other comprehensive income (loss)	$(1,270,530)	$321,685	$(948,845)

(1)	Includes cash flow hedges. See Note 5 for additional information on cash flow hedges.

A summary of the components of net unrealized appreciation (depreciation) of balances carried at fair value is as follows (dollars in thousands):

For the years ended December 31,	2017	2016	2015
Change in net unrealized appreciation (depreciation) on:
Fixed maturity securities available-for-sale	$987,570	$561,906	$(1,055,458)
Other investments(1)	25,577	18,900	8,983
Effect on unrealized appreciation on:
Deferred policy acquisition costs	(8,220)	(3,541)	17,510
Net unrealized appreciation (depreciation)	$1,004,927	$577,265	$(1,028,965)

(1)	Includes cash flow hedges. See Note 5 for additional information on cash flow hedges.
The balance of and changes in each component of AOCI were as follows (dollars in thousands):

	Accumulated Currency Translation Adjustments	Unrealized Appreciation (Depreciation) of Investments (1)	Pension and Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2014	$81,847	$1,624,773	$(49,491)	$1,657,129
OCI before reclassifications	(246,520)	(1,101,760)	(1,248)	(1,349,528)
Amounts reclassified from AOCI	—	72,795	6,203	78,998
Deferred income tax benefit (expense)	(16,478)	339,889	(1,726)	321,685
Balance, December 31, 2015	(181,151)	935,697	(46,262)	708,284
OCI before reclassifications	29,691	646,887	(951)	675,627
Amounts reclassified from AOCI	—	(69,622)	5,822	(63,800)
Deferred income tax benefit (expense)	(21,081)	(157,929)	(1,772)	(180,782)
Balance, December 31, 2016	(172,541)	1,355,033	(43,163)	1,139,329
OCI before reclassifications	26,973	1,039,387	(4,273)	1,062,087
Amounts reclassified from AOCI	—	(34,460)	5,403	(29,057)
Deferred income tax benefit (expense)	42,153	(306,849)	(404)	(265,100)
Adoption of new accounting standard	17,065	147,550	(8,243)	156,372
Balance, December 31, 2017	$(86,350)	$2,200,661	$(50,680)	$2,063,631

(1)	Includes cash flow hedges of $2,619, $(2,496) and $(29,397) as of December 31, 2017, 2016 and 2015, respectively. See Note 5 for additional information on cash flow hedges.

The following table presents the amounts of AOCI reclassifications for the years ended December 31, 2017 and 2016 (dollars in thousands):

	Amount Reclassified from AOCI
Details about AOCI Components	2017	2016	Affected Line Item in Statement of Income
Net unrealized investment gains (losses):
Net unrealized gains and losses on available-for-sale securities	$25,039	$65,798	Investment related gains (losses), net
OTTI on fixed maturity securities	—	74	Investment related gains (losses), net
Cash flow hedges - Interest rate	(79)	—	(1)
Cash flow hedges - Currency/Interest rate	380	510	(1)
Cash flow hedges - Forward bond purchase commitments	900	(301)	(1)
Deferred policy acquisition costs attributed to unrealized gains and losses	8,220	3,541	(2)
Total	34,460	69,622
Provision for income taxes	(10,308)	(17,672)
Net unrealized gains (losses), net of tax	$24,152	$51,950

Amortization of defined benefit plan items:
Prior service cost (credit)	$971	$328	(3)
Actuarial gains/(losses)	(6,374)	(6,150)	(3)
Total	(5,403)	(5,822)
Provision for income taxes	1,891	2,038
Amortization of defined benefit plans, net of tax	$(3,512)	$(3,784)

Total reclassifications for the period	$20,640	$48,166

(1)	See Note 5 for information on cash flow hedges.

(2)	See Note 8 for information on deferred policy acquisition costs.

(3)	See Note 10 for information on employee benefit plans.
Equity Based Compensation
The Company adopted the RGA Flexible Stock Plan (the “Plan”) in February 1993, as amended, and the Flexible Stock Plan for Directors (the “Directors Plan”) in January 1997, as amended, (collectively, the “Stock Plans”). The Stock Plans provide for the award of benefits (collectively “Benefits”) of various types, including stock options, stock appreciation rights (“SARs”), restricted stock, performance shares, cash awards, and other stock-based awards, to key employees, officers, directors and others performing significant services for the benefit of the Company or its subsidiaries. As of December 31, 2017, shares authorized for the granting of Benefits under the Plan and the Directors Plan totaled 14,960,077 and 412,500 respectively. The Company uses treasury shares or shares made available from authorized but unissued shares to support the future exercise of options or settlement of awards granted under its stock plans.
Equity-based compensation expense of $22.3 million, $33.1 million, and $16.0 million related to grants or awards under the Stock Plans was recognized in 2017, 2016 and 2015, respectively. Equity-based compensation expense is principally related to the issuance of stock options, performance contingent restricted units, stock appreciation rights and restricted stock.
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
Stock Options
The following table presents a summary of stock option activity:

	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding December 31, 2016	2,573,223	$68.70
Granted	171,388	$129.72
Exercised	(430,429)	$58.07
Forfeited	(4,413)	$87.15
Outstanding December 31, 2017	2,309,769	$75.17	$186.5
Options exercisable	1,700,629	$66.04	$152.9
The intrinsic value of options exercised was $42.1 million, $41.4 million, and $26.2 million for 2017, 2016 and 2015, respectively.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of 12/31/2017	Weighted-Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable as of 12/31/2017	Weighted-Average Exercise Price
$0.00 - $49.99	245,264	1.7	$40.54	245,264	$40.54
$50.00 - $59.99	902,246	4.4	$58.23	902,246	$58.23
$60.00 - $69.99	839	5.2	$60.24	839	$60.24
$70.00 - $79.99	190,137	6.2	$78.48	190,137	$78.48
$90.00 +	971,283	8.1	$99.02	362,143	$96.22
Totals	2,309,769	5.8	$75.17	1,700,629	$66.04
The following table presents the weighted average assumptions used to determine the fair value of stock options issued:

For the years ended December 31,	2017	2016	2015
Dividend yield	1.26%	1.58%	1.47%
Risk-free rate of return	2.32%	1.69%	2.04%
Expected volatility	22.8%	28.1%	35.0%
Expected life (years)	7.0	7.0	7.0
Weighted average exercise price of stock options granted	$129.72	$93.53	$91.65
Weighted average fair value of stock options granted	$31.57	$24.52	$30.50
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
The following table presents a summary of Performance Share and Restricted Stock Unit activity:

	Performance Contingent Units	Restricted Stock Units
Outstanding December 31, 2016	585,971	96,628
Granted	115,176	22,971
Paid	(137,083)	(38,843)
Forfeited	(100,805)	(3,398)
Outstanding December 31, 2017	463,259	77,358
During 2017, the Company issued 115,176 PCUs to key employees at a weighted average fair value per unit of $129.72. In May 2017 and May 2016, RGA’s board of directors approved a 0.75 and 0.40 share payout for each PCU granted in 2014 and 2013, resulting in the issuance of 137,083 and 94,436 shares of common stock from treasury, respectively.
As of December 31, 2017, the total compensation cost of non-vested awards not yet recognized in the financial statements was $26.3 million. It is estimated that these costs will vest over a weighted average period of 1.5 years.
The majority of the awards granted each year under the board-approved incentive compensation package and Directors Plan are made in the first quarter of each year.

Note 19   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Years Ended December 31,
(in thousands, except per share data)
2017	First	Second	Third	Fourth
Total Revenues	$3,008,740	$3,129,276	$3,145,310	$3,232,443
Total benefits and expenses	2,800,896	2,789,961	2,805,148	2,976,949
Income before income taxes	207,844	339,315	340,162	255,494
Net Income	145,512	232,190	227,591	1,216,888
Earnings Per Share:
Basic earnings per share	$2.26	$3.60	$3.53	$18.89
Diluted earnings per share	2.22	3.54	3.47	18.49
2016	First	Second	Third	Fourth
Total Revenues	$2,512,568	$3,039,068	$2,900,577	$3,069,298
Total benefits and expenses	2,404,988	2,685,845	2,612,977	2,773,755
Income before income taxes	107,580	353,223	287,600	295,543
Net Income	76,472	236,103	198,719	190,149
Earnings Per Share:
Basic earnings per share	$1.18	$3.68	$3.10	$2.96
Diluted earnings per share	1.17	3.64	3.07	2.92

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Reinsurance Group of America, Incorporated
Chesterfield, Missouri
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Reinsurance Group of America, Incorporated and subsidiaries (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes, and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2018 expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ DELOITTE & TOUCHE LLP
St. Louis, Missouri
February 27, 2018

We have served as the Company’s auditor since 2000.

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
There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Financial management has documented and evaluated the effectiveness of the internal control of the Company as of December 31, 2017 pertaining to financial reporting in accordance with the criteria established in “Internal Control – Integrated Framework (2013)” by the Committee of Sponsoring Organizations of the Treadway Commission.
In the opinion of management, the Company maintained effective internal control over financial reporting as of December 31, 2017.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Reinsurance Group of America, Incorporated
Chesterfield, Missouri
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Reinsurance Group of Americas Incorporated and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 27, 2018, expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.
Basis of Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP
St. Louis, Missouri
February 27, 2018

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
John W. Hayden, 51, is Senior Vice President, Controller.  Mr. Hayden joined the Company in March 2000 and held the position of Vice President, SEC Reporting and Investor Relations prior to his current role. Before coming to RGA, Mr. Hayden served in a finance position at General American Life Insurance Company and prior to that position, he was a senior manager at KPMG LLP, in the financial services audit practice, specializing in the insurance industry.  Mr. Hayden also serves as a director and officer of several RGA subsidiaries.
William L. Hutton, 58, is Executive Vice President, General Counsel and Secretary of the Company. He is responsible for legal services provided throughout the RGA enterprise. Mr. Hutton joined the Company in 2001 and held several positions in the legal function before becoming General Counsel in 2011. Prior to joining the Company, he served as counsel at General American Life Insurance Company and was in private practice with two law firms in St. Louis, Missouri. Mr. Hutton also serves as an officer of several RGA subsidiaries.
Todd C. Larson, 54, is Senior Executive Vice President, Chief Financial Officer. Mr. Larson joined the Company in May 1995 as Controller and held several positions in the finance function, including the position of Executive Vice President, Corporate Finance and Treasurer, before becoming Global Chief Risk Officer in July 2014. Mr. Larson assumed the role of Chief Financial Officer in May 2016. Mr. Larson previously was Assistant Controller at Northwestern Mutual Life Insurance Company from 1994 through 1995 and prior to that position was an accountant for KPMG LLP from 1985 through 1993. Mr. Larson also serves as a director and officer of several RGA subsidiaries.
John P. Laughlin, 63, is Executive Vice President of Global Financial Solutions (“GFS”). He is also a member of the Company’s Executive Council. Mr. Laughlin joined the Company in 1995 through a joint venture acquisition that ultimately became RGA Financial Group, L.L.C. Mr. Laughlin heads the Company’s GFS unit, which is responsible for all of RGA’s financial reinsurance, asset-intensive reinsurance and bulk longevity business worldwide. Prior to joining the Company, Mr. Laughlin worked at ITT Financial Corporation and Liberty Financial Management. Mr. Laughlin also serves as a director and officer of several RGA subsidiaries.
Anna Manning, 59, is President and Chief Executive Officer of the Company. Prior to her current role, Ms. Manning held the position of Senior Executive Vice President, Structured Solutions, which includes the Company’s Global Financial Solutions and Global Acquisitions businesses. She is a member of RGA’s Executive Council. Ms. Manning joined the Company in 2007 as Executive Vice President and Chief Operating Officer for RGA International Corporation, followed by four years as Executive Vice President of U.S. Markets. Prior to joining the Company, Ms. Manning spent 19 years in actuarial consulting at Tillinghast Towers Perrin, following an actuarial career in the Canadian marketplace at Manulife Financial from 1981 through 1988. She is a Fellow of the Canadian Institute of Actuaries (“FCIA”), and a Fellow of the Society of Actuaries (“FSA”).
Timothy Matson, 59, is Executive Vice President, Chief Investment Officer. He is also a member of the Company’s Executive Council. Mr. Matson joined the Company in August, 2014 and is responsible for directing RGA’s investment policy and strategy, and for managing the company’s global asset portfolio. Before joining the Company, he held investment management positions with Aetna and ING, in both the U.S. and Asia, and was the Chief Investment Officer of Cathay Conning Asset Management (“CCAM”), a joint venture based in Hong Kong. He is a Chartered Financial Analyst and a member of the CFA Society of St. Louis. Mr. Matson also serves as a director and officer of several RGA subsidiaries.
Alain Néemeh, 50, is Senior Executive Vice President, Chief Operating Officer. He is also a member of the Company’s Executive Council. Prior to his current role, Mr. Néemeh was Senior Executive Vice President, Global Life and Health, a position he held since 2014. From 2006 to 2014, Mr. Néemeh was President and Chief Executive Officer of RGA Life Reinsurance Company of Canada (“RGA Canada”). In addition, from 2012, Mr. Néemeh had executive responsibility for the Company’s Australia and

New Zealand operations. Prior to this, he served as Executive Vice President, Operations, and Chief Financial Officer of RGA Canada from 2001, having joined the finance area in 1997 from KPMG LLP, where he provided audit and other services to a variety of clients in the financial services, manufacturing and retail sectors. Mr. Néemeh also serves as a director and officer of several RGA subsidiaries.
Jonathan Porter, 47, is Executive Vice President and Global Chief Risk Officer. Mr. Porter is responsible for the Company’s global enterprise risk management and corporate pricing oversight. Prior to his current role, Mr. Porter previously served in positions of Senior Vice President, Global Analytics and In-Force Management and Chief Pricing Actuary of International Markets. Before joining the Company in 2008, Mr. Porter worked for Manulife Financial as Chief Financial Officer, U.S. Life Insurance. Mr. Porter holds FSA and FCIA designations. Mr. Porter also serves as a director and officer of several RGA subsidiaries.
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
In accordance with the Securities Exchange Act of 1934, the Company’s board of directors has established a standing audit committee. The board of directors has determined, in its judgment, that all of the members of the audit committee are independent within the meaning of SEC regulations and the listing standards of the New York Stock Exchange (“NYSE”). The board of directors has determined, in its judgment, that Messrs. Boot and Danahy and Ms. Guinn are qualified as audit committee financial experts within the meaning of SEC regulations and the board has determined that each of them has accounting and related financial management expertise within the meaning of the listing standards of the NYSE. The audit committee charter provides that members of the audit committee may not simultaneously serve on the audit committee of more than two other public companies unless such member demonstrates that he or she has the ability to devote the time and attention that are required to serve on multiple audit committees.
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
The following table summarizes information regarding securities authorized for issuance under equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,893,715 (1)	$75.17 (2) (3)	2,435,314 (4)
Equity compensation plans not approved by security holders	—	—	—
Total	2,893,715 (1)	$75.17 (2) (3)	2,435,314 (4)

(1)	Includes the number of securities to be issued upon exercises under the following plans: Flexible Stock Plan - 2,850,386; and Phantom Stock Plan for Directors – 43,329.

(2)
Does not include 463,259 performance contingent units outstanding under the Flexible Stock Plan or 43,329 phantom units outstanding under the Phantom Stock Plan for Directors because those securities do not have an exercise price (i.e. a unit is a hypothetical share of Company common stock with a value equal to the fair market value of the common stock).

(3)	Reflects the blended weighted-average exercise price of outstanding options under the Flexible Stock Plan $75.17.

(4)
Includes the number of securities remaining available for future issuance under the following plans: Flexible Stock Plan– 2,328,032; Flexible Stock Plan for Directors – 74,378; and Phantom Stock Plan for Directors – 32,904.

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

See the Index to Exhibits on page 172.

Item 16.         FORM 10-K SUMMARY
None.

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE I-SUMMARY OF INVESTMENTS-OTHER THAN
INVESTMENTS IN RELATED PARTIES
December 31, 2017
(in millions)

Type of Investment	Cost	Fair Value	Amount at Which Shown in the Balance Sheets(1)
Fixed maturity securities:
Bonds:
United States government and government agencies and authorities	$1,953	$1,944	$1,944
State and political subdivisions	648	703	703
Foreign governments(2)	6,098	7,621	7,621
Public utilities	2,454	2,649	2,649
Mortgage-backed and asset-backed securities	4,615	4,672	4,672
All other corporate bonds	19,513	20,562	20,562
Total fixed maturity securities	35,281	38,151	38,151
Equity securities:
Non-redeemable preferred stock	42	40	40
Other equity securities	61	60	60
Total equity securities	103	100	100
Mortgage loans on real estate	4,401		4,401
Policy loans	1,358		1,358
Funds withheld at interest	6,083		6,083
Short-term investments	93		93
Other invested assets	1,505		1,505
Total investments	$48,824		$51,691

(1)	Fixed maturity securities are classified as available-for-sale and carried at fair value.

(2)	Includes fixed maturities directly issued by foreign governments, supranational and foreign government-sponsored enterprises.

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
December 31,
(dollars in thousands)

	2017	2016	2015
CONDENSED BALANCE SHEETS
Assets:
Fixed maturity securities available-for-sale, at fair value	$710,303	$1,154,559
Short-term and other investments	54,517	245,478
Cash and cash equivalents	15,176	43,718
Investment in subsidiaries	12,043,911	9,209,700
Loans to subsidiaries	1,010,000	1,050,000
Other assets	234,707	258,379
Total assets	$14,068,614	$11,961,834
Liabilities and stockholders’ equity:
Long-term debt - unaffiliated(1)	$2,775,579	$3,073,249
Long-term debt - affiliated(2)	500,000	500,000
Other liabilities	1,223,500	1,295,503
Stockholders’ equity	9,569,535	7,093,082
Total liabilities and stockholders’ equity	$14,068,614	$11,961,834
CONDENSED STATEMENTS OF INCOME
Interest / dividend income(3)	$131,067	$602,830	$321,645
Investment related gains (losses), net	(5,187)	203	(324)
Operating expenses	(20,517)	(20,742)	(13,652)
Interest expense	(177,417)	(168,924)	(176,364)
Income (loss) before income tax and undistributed earnings of subsidiaries	(72,054)	413,367	131,305
Income tax expense (benefit)	65,882	(23,911)	(19,465)
Net income (loss) before undistributed earnings of subsidiaries	(137,936)	437,278	150,770
Equity in undistributed earnings of subsidiaries	1,960,117	264,165	351,396
Net income	1,822,181	701,443	502,166
Other comprehensive income (loss)	(7,672)	5,531	44,073
Total comprehensive income	$1,814,509	$706,974	$546,239
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

(1)	Long-term debt - unaffiliated consists of the following:

	2017	2016
$300 million 5.625% Senior Notes due 2017	$—	$299,945
$400 million 6.45% Senior Notes due 2019	399,873	399,805
$400 million 5.00% Senior Notes due 2021	399,245	399,025
$400 million 4.70% Senior Notes due 2023	399,138	398,986
$400 million 3.95% Senior Notes due 2026	399,987	399,985
$400 million 6.20% Subordinated Debentures due 2042	400,000	400,000
$400 million 5.75% Subordinated Debentures due 2056	400,000	400,000
$400 million Variable Rate Junior Subordinated Debentures due 2065	398,670	398,667
Subtotal	2,796,913	3,096,413
Unamortized debt issue costs	(21,334)	(23,164)
Total	$2,775,579	$3,073,249
Repayments of long-term debt—unaffiliated due over the next five years total $400,000 in 2019 and $400,000 in 2021.

(2)	Long-term debt—affiliated in 2017 and 2016 and consists of $500,000 of subordinated debt issued to various operating subsidiaries.

(3)
Interest/Dividend income includes $478,602 and $196,445 of cash dividends received from consolidated subsidiaries in 2016 and 2015, respectively. In 2017 there were no cash dividends received from consolidated subsidiaries.

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT (continued)
December 31,
(dollars in thousands)

	2017	2016	2015
CONDENSED STATEMENTS OF CASH FLOWS
Operating activities:
Net income	$1,822,181	$701,443	$502,166
Equity in earnings of subsidiaries	(1,960,117)	(264,165)	(351,396)
Other, net	57,677	(63,795)	486,159
Net cash (used in) provided by operating activities	(80,259)	373,483	636,929
Investing activities:
Sales of fixed maturity securities available-for-sale	514,508	228,383	100,734
Purchases of fixed maturity securities available-for-sale	(75,000)	(984,397)	(52,698)
Repayments/issuances of loans to subsidiaries	40,000	20,000	(10,000)
Purchase of a business, net of cash acquired of $529	—	—	(3,701)
Change in short-term investments	—	102,508	(102,508)
Change in other invested assets	125,506	(109,914)	(7,542)
Capital contributions to subsidiaries	(62,500)	(314,142)	(103,832)
Net cash (used in) provided by investing activities	542,514	(1,057,562)	(179,547)
Financing activities:
Dividends to stockholders	(117,291)	(100,371)	(93,381)
Purchases of treasury stock	(43,508)	(122,916)	(384,519)
Exercise of stock options, net	7,292	15,321	11,151
Net change in cash collateral for loaned securities	(37,290)	105,093	—
Principal payments on debt	(300,000)	—	—
Proceeds from unaffiliated long-term debt issuance	—	799,984	—
Debt issuance costs	—	(8,766)	—
Net cash (used in) provided by financing activities	(490,797)	688,345	(466,749)
Net change in cash and cash equivalents	(28,542)	4,266	(9,367)
Cash and cash equivalents at beginning of year	43,718	39,452	48,819
Cash and cash equivalents at end of year	$15,176	$43,718	$39,452
Supplementary information:
Cash paid for interest	$185,554	$169,860	$165,775
Cash paid for income taxes, net of refunds	$8,248	$1,500	$(120,680)

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION
(dollars in thousands)

	As of December 31,
	Deferred Policy Acquisition Costs	Future Policy Benefits and Interest-Sensitive Contract Liabilities	Other Policy Claims and Benefits Payable
2017
U.S. and Latin America operations:
Traditional operations	$1,818,572	$11,343,921	$1,814,018
Financial Solutions operations	405,623	15,127,529	17,876
Canada operations:
Traditional operations	212,345	3,041,790	206,655
Financial Solutions operations	—	27,908	1,040
Europe, Middle East and Africa operations:
Traditional operations	229,150	1,075,786	882,744
Financial Solutions operations	—	4,741,983	38,044
Asia Pacific operations:
Traditional operations	552,947	1,611,633	2,017,920
Financial Solutions operations	21,187	1,118,012	6,885
Corporate and Other	—	502,321	6,892
Total	$3,239,824	$38,590,883	$4,992,074

2016
U.S. and Latin America operations:
Traditional operations	$1,818,211	$10,990,560	$1,659,473
Financial Solutions operations	582,031	13,074,231	20,352
Canada operations:
Traditional operations	201,149	2,713,510	200,246
Financial Solutions operations	—	29,531	4,599
Europe, Middle East and Africa operations:
Traditional operations	206,837	913,351	740,218
Financial Solutions operations	—	3,457,196	46,761
Asia Pacific operations:
Traditional operations	512,123	1,288,642	1,563,707
Financial Solutions operations	18,254	641,614	19,643
Corporate and Other	—	502,292	8,027
Total	$3,338,605	$33,610,927	$4,263,026

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION (continued)
(dollars in thousands)

	Year ended December 31,
	Premium Income	Net Investment Income	Policyholder Benefits and Interest Credited	Amortization of DAC	Other Operating Expenses
2017
U.S. and Latin America operations:
Traditional operations	$5,356,321	$728,073	$4,842,412	$191,725	$692,600
Financial Solutions operations	23,683	778,473	458,368	185,280	105,146
Canada operations:
Traditional operations	901,976	189,018	757,912	12,426	212,964
Financial Solutions operations	38,229	5,115	29,639	—	2,656
Europe, Middle East and Africa operations:
Traditional operations	1,301,640	55,511	1,096,211	20,570	174,808
Financial Solutions operations	163,720	123,258	153,874	—	33,683
Asia Pacific operations:
Traditional operations	2,053,029	91,675	1,635,728	91,477	334,695
Financial Solutions operations	2,419	34,529	40,467	1,388	18,790
Corporate and Other	113	148,999	6,346	—	273,789
Total	$9,841,130	$2,154,651	$9,020,957	$502,866	$1,849,131
2016
U.S. and Latin America operations:
Traditional operations	$5,249,571	$699,833	$4,717,850	$177,255	$698,762
Financial Solutions operations	24,349	631,097	333,107	133,501	90,458
Canada operations:
Traditional operations	928,642	178,927	707,428	10,621	265,250
Financial Solutions operations	38,701	2,692	36,275	—	2,718
Europe, Middle East and Africa operations:
Traditional operations	1,140,062	50,301	999,005	33,795	132,290
Financial Solutions operations	180,271	125,282	178,014	—	24,497
Asia Pacific operations:
Traditional operations	1,681,505	83,049	1,345,951	24,597	286,674
Financial Solutions operations	5,428	23,648	37,976	1,423	19,920
Corporate and Other	342	117,057	2,460	—	217,738
Total	$9,248,871	$1,911,886	$8,358,066	$381,192	$1,738,307
2015
U.S. and Latin America operations:
Traditional operations	$4,806,706	$636,779	$4,444,196	$131,439	$653,620
Financial Solutions operations	22,177	566,180	310,464	40,416	85,022
Canada operations:
Traditional operations	838,894	182,621	670,477	11,299	217,061
Financial Solutions operations	37,969	1,436	29,251	—	1,881
Europe, Middle East and Africa operations:
Traditional operations	1,121,540	51,370	979,225	39,164	123,943
Financial Solutions operations	171,830	73,432	161,917	—	16,304
Asia Pacific operations:
Traditional operations	1,551,586	80,549	1,208,984	7,373	316,346
Financial Solutions operations	19,474	18,678	20,766	185	16,011
Corporate and Other	565	123,450	1,066	—	186,973
Total	$8,570,741	$1,734,495	$7,826,346	$229,876	$1,617,161

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE IV—REINSURANCE
(in millions)

	As of or for the Year ended December 31,
	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amounts	Percentage of Amount Assumed to Net
2017
Life insurance in force	$1,462	$205,529	$3,297,275	$3,093,208	106.6%
Premiums
U.S. and Latin America operations:
Traditional operations	$30.5	$610.4	$5,936.2	$5,356.3	110.8%
Financial Solutions operations	4.3	—	19.4	23.7	81.9
Canada operations:
Traditional operations	—	38.1	940.1	902.0	104.2
Financial Solutions operations	—	—	38.2	38.2	100.0
Europe, Middle East and Africa operations:
Traditional operations	26.6	34.9	1,310.0	1,301.7	100.6
Financial Solutions operations	0.2	125.0	288.5	163.7	176.2
Asia Pacific operations:
Traditional operations	—	54.5	2,107.5	2,053.0	102.7
Financial Solutions operations	—	—	2.4	2.4	100.0
Corporate and Other	—	—	0.1	0.1	100.0
Total	$61.6	$862.9	$10,642.4	$9,841.1	108.1
2016
Life insurance in force	$1,576	$214,727	$3,062,525	$2,849,374	107.5%
Premiums
U.S. and Latin America operations:
Traditional operations	$31.6	$616.0	$5,834.0	$5,249.6	111.1%
Financial Solutions operations	1.6	40.2	63.0	24.4	258.2
Canada operations:
Traditional operations	—	36.5	965.1	928.6	103.9
Financial Solutions operations	—	—	38.7	38.7	100.0
Europe, Middle East and Africa operations:
Traditional operations	24.1	30.9	1,146.9	1,140.1	100.6
Financial Solutions operations	0.3	84.4	264.4	180.3	146.6
Asia Pacific operations:
Traditional operations	—	50.3	1,731.8	1,681.5	103.0
Financial Solutions operations	—	—	5.4	5.4	100.0
Corporate and Other	—	—	0.3	0.3	100.0
Total	$57.6	$858.3	$10,049.6	$9,248.9	108.7
2015
Life insurance in force	$1,686	$222,388	$2,995,079	$2,774,377	108.0%
Premiums
U.S. and Latin America operations:
Traditional operations	$29.4	$607.0	$5,384.3	$4,806.7	112.0%
Financial Solutions operations	2.9	38.8	58.1	22.2	261.7
Canada operations:
Traditional operations	—	42.3	881.2	838.9	105.0
Financial Solutions operations	—	—	38.0	38.0	100.0
Europe, Middle East and Africa operations:
Traditional operations	10.7	25.5	1,136.3	1,121.5	101.3
Financial Solutions operations	0.1	89.1	260.8	171.8	151.8
Asia Pacific operations:
Traditional operations	—	41.0	1,592.6	1,551.6	102.6
Financial Solutions operations	—	—	19.5	19.5	100.0
Corporate and Other	—	—	0.5	0.5	100.0
Total	$43.1	$843.7	$9,371.3	$8,570.7	109.3

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE V—VALUATION AND QUALIFYING ACCOUNTS
(in millions)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
2017
Valuation allowance for deferred income taxes	$133.4	$88.5	$10.6	$5.6	$226.9
Valuation allowance for mortgage loans	7.7	1.7	—	—	9.4
2016
Valuation allowance for deferred income taxes	$127.1	$11.0	$(4.7)	$—	$133.4
Valuation allowance for mortgage loans	6.8	0.9	—	—	7.7
2015
Valuation allowance for deferred income taxes	$112.0	$23.7	$(8.6)	$—	$127.1
Valuation allowance for mortgage loans	6.5	0.3	—	—	6.8

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Reinsurance Group of America, Incorporated.

By:	/s/ Anna Manning
Anna Manning
President and Chief Executive Officer

Date: February 27, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2018.

Signatures			Title

	/s/ J. Cliff Eason	February 27, 2018*	Chairman of the Board and Director
J. Cliff Eason

	/s/ Anna Manning	February 27, 2018	President, Chief Executive Officer and
	Anna Manning		Director
(Principal Executive Officer)

	/s/ William J. Bartlett	February 27, 2018*	Director
William J. Bartlett

	/s/ Arnoud W.A. Boot	February 27, 2018*	Director
Arnoud W.A. Boot

	/s/ John F. Danahy	February 27, 2018*	Director
John F. Danahy

	/s/ Christine R. Detrick	February 27, 2018*	Director
Christine R. Detrick

	/s/ Patricia L. Guinn	February 27, 2018*	Director
Patricia L. Guinn

	/s/ Alan C. Henderson	February 27, 2018*	Director
Alan C. Henderson

	/s/ Frederick J. Sievert	February 27, 2018*	Director
Frederick J. Sievert

	/s/ Stanley B. Tulin	February 27, 2018*	Director
Stanley B. Tulin

	/s/ Todd C. Larson	February 27, 2018	Senior Executive Vice President and Chief
	Todd C. Larson		Financial Officer (Principal Financial
and Accounting Officer)

*	By: /s/ Todd C. Larson	February 27, 2018
Todd C. Larson Attorney-in-fact

Index to Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on November 25, 2008 (File No. 1-11848)

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on July 18, 2014 (File No. 1-11848)

4.1	Form of stock certificate for RGA’s common stock, incorporated by reference to Exhibit 4 to RGA’s Registration Statement on Form 8-A filed on November 17, 2008

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

4.12
Form of Second Supplemental Junior Subordinated Indenture between RGA and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on December 9, 2005 (File No. 1-11848)

10.1
Credit Agreement, dated as of September 25, 2014, among RGA, the lenders named therein, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Bank of America, N.A., U.S. Bank National Association and Wells Fargo Bank, National Association as Joint Syndication Agents and Barclays Bank PLC, HSBC Bank USA, National Association, KeyBank National Association, Mizuho Bank, Ltd., Royal Bank of Canada, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and UBS AG, Stamford Branch as Co-Documentation Agents, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 29, 2014 (File No. 1-11848)

10.2
Letter of Credit Reimbursement Agreement, dated as of May 17, 2017, by and between RGA and Crédit Agricole Corporate and Investment Bank, incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed May 19, 2017 (File No. 1-11848)

10.3
RGA Annual Bonus Plan, effective May 21, 2008, as amended and restated, incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (file No. 1-11848), filed on March 1, 2013*

10.4
RGA Flexible Stock Plan as amended and restated effective July 1, 1998 and as further amended by Amendment on March 16, 2000, Second Amendment on May 28, 2003, Third Amendment on May 26, 2004, Fourth Amendment on May 23, 2007, Fifth Amendment on May 21, 2008, Sixth Amendment on May 8, 2011, Seventh Amendment on May 18, 2011, and Eighth Amendment on May 15, 2013, incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended June 30, 2013 (File No. 1-11848), filed on August 5, 2013*

10.5	Form of RGA Flexible Stock Plan Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 10, 2004 (File No. 1-11848)*

10.6
Form of RGA Flexible Stock Plan Performance Contingent Share Agreement, incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended March 31, 2012 (File No. 1-11848), filed on May 7, 2012*

10.7	Form of Flexible Stock Plan Stock Appreciation Right Award Agreement, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 25, 2011 (File No. 1-11848)*

10.8
Form of Flexible Stock Plan Stock Appreciation Right Award Agreement, incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended March 31, 2012 (File No. 1-11848), filed on May 7, 2012*

10.9	RGA Flexible Stock Plan, as amended and restated effective May 23, 2017*

10.10
RGA Flexible Stock Plan for Directors, as amended and restated effective May 28, 2003, incorporated by reference to Proxy Statement on Schedule 14A for the annual meeting of shareholders on May 28, 2003, filed on April 10, 2003*

10.11	RGA Flexible Stock Plan for Directors, as amended and restated effective May 23, 2017*

10.12
RGA Phantom Stock Plan for Directors, as amended effective January 1, 2003, incorporated by reference to Proxy Statement on Schedule 14A for the annual meeting of shareholders on May 28, 2003, filed on April 10, 2003*

10.13
RGA Phantom Stock Plan for Directors, as amended and restated effective January 1, 2016, incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended September 30, 2015 (File No. 1-11848), filed on November 4, 2015*

10.14	RGA Phantom Stock Plan for Directors, as amended and restated effective May 23, 2017*

10.15	Offer Letter, dated October 29, 2015, between RGA and Anna Manning, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 24, 2015 (File No. 1-11848)*

10.16
Form of Stock Appreciation Right Award Agreement, effective December 1, 2015, between RGA and Anna Manning, incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on November 24, 2015 (File No. 1-11848)*

10.17
Form of Stock Appreciation Right Award Agreement, effective December 1, 2015, between RGA and Alain Néemeh, incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on November 24, 2015 (File No. 1-11848)*

10.18
Form of Performance Contingent Share Agreement between RGA and A. Greig Woodring, effective March 4, 2016, incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on March 8, 2016 (File No. 1-11848)*

10.19	Letter Agreement, dated December 21, 2016, between RGA and A. Greig Woodring, incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K filed on December 22, 2016 (File No. 1-11848)*

10.20	RGA Reinsurance Company Augmented Benefit Plan, as amended*

10.21	RGA Reinsurance Company Executive Deferred Savings Plan, as amended*

10.22	Canadian Supplemental Executive Retirement Plan for Executive Employees of RGA Life Reinsurance Company of Canada, as amended and restated as of August 1, 2015*

10.23	Directors’ Compensation Summary Sheet*

10.24	Form of Directors’ Indemnification Agreement*

12.1	Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of RGA

23.1	Consent of Deloitte & Touche LLP

24.1	Powers of Attorney for Messrs. Bartlett, Boot, Danahy, Eason, Henderson, Sievert and Tulin and Mses. Detrick and Guinn

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
* Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15 of this Report.