Form 10-Q
period 2018-03-31
REINSURANCE GROUP OF AMERICA INC
filed 2018-05-04
CIK 898174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Yes ☐  No ☒
As of April 30, 2018, 64,523,063 shares of the registrant’s common stock were outstanding.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2018	December 31, 2017
	(Dollars in thousands, except share data)
Assets
Fixed maturity securities available-for-sale, at fair value (amortized cost $35,913,705 and $35,281,412)	$37,945,260	$38,150,820
Equity securities, at fair value (cost $110,747 and $102,841)	103,983	100,152
Mortgage loans on real estate (net of allowances of $8,864 and $9,384)	4,437,994	4,400,533
Policy loans	1,346,930	1,357,624
Funds withheld at interest	6,005,892	6,083,388
Short-term investments	130,430	93,304
Other invested assets	1,512,147	1,505,332
Total investments	51,482,636	51,691,153
Cash and cash equivalents	1,510,407	1,303,524
Accrued investment income	408,338	392,721
Premiums receivable and other reinsurance balances	2,620,515	2,338,481
Reinsurance ceded receivables	810,554	782,027
Deferred policy acquisition costs	3,245,851	3,239,824
Other assets	876,522	767,088
Total assets	$60,954,823	$60,514,818
Liabilities and Stockholders’ Equity
Future policy benefits	$22,645,243	$22,363,241
Interest-sensitive contract liabilities	16,661,602	16,227,642
Other policy claims and benefits	5,361,149	4,992,074
Other reinsurance balances	483,708	488,739
Deferred income taxes	2,085,631	2,198,309
Other liabilities	1,167,596	1,102,975
Long-term debt	2,788,240	2,788,365
Collateral finance and securitization notes	753,393	783,938
Total liabilities	51,946,562	50,945,283
Commitments and contingent liabilities (See Note 8)
Stockholders’ Equity:
Preferred stock - par value $.01 per share, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock - par value $.01 per share, 140,000,000 shares authorized, 79,137,758 shares issued at March 31, 2018 and December 31, 2017	791	791
Additional paid-in-capital	1,880,352	1,870,906
Retained earnings	6,797,545	6,736,265
Treasury stock, at cost - 14,624,985 and 14,685,663 shares	(1,098,823)	(1,102,058)
Accumulated other comprehensive income	1,428,396	2,063,631
Total stockholders’ equity	9,008,261	9,569,535
Total liabilities and stockholders’ equity	$60,954,823	$60,514,818
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,
	2018	2017
Revenues:	(Dollars in thousands, except per share data)
Net premiums	$2,582,551	$2,365,696
Investment income, net of related expenses	516,329	514,364
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	—	(17,189)
Other investment related gains (losses), net	(470)	77,712
Total investment related gains (losses), net	(470)	60,523
Other revenues	75,297	68,157
Total revenues	3,173,707	3,008,740
Benefits and Expenses:
Claims and other policy benefits	2,362,101	2,106,145
Interest credited	80,449	107,684
Policy acquisition costs and other insurance expenses	356,902	379,389
Other operating expenses	191,274	158,506
Interest expense	37,454	42,402
Collateral finance and securitization expense	7,602	6,770
Total benefits and expenses	3,035,782	2,800,896
Income before income taxes	137,925	207,844
Provision for income taxes	37,695	62,332
Net income	$100,230	$145,512
Earnings per share:
Basic earnings per share	$1.55	$2.26
Diluted earnings per share	$1.52	$2.22
Dividends declared per share	$0.50	$0.41
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
	2018	2017
Comprehensive income (loss)	(Dollars in thousands)
Net income	$100,230	$145,512
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,160)	(22,213)
Net unrealized investment gains (losses)	(633,604)	203,115
Defined benefit pension and postretirement plan adjustments	(471)	924
Total other comprehensive income (loss), net of tax	(635,235)	181,826
Total comprehensive income (loss)	$(535,005)	$327,338
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2018	2017
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$100,230	$145,512
Adjustments to reconcile net income to net cash provided by operating activities:
Change in operating assets and liabilities:
Accrued investment income	(10,484)	(10,501)
Premiums receivable and other reinsurance balances	(275,354)	(54,845)
Deferred policy acquisition costs	13,007	58,962
Reinsurance ceded receivable balances	(21,872)	(81,046)
Future policy benefits, other policy claims and benefits, and other reinsurance balances	466,983	396,459
Deferred income taxes	33,715	50,110
Other assets and other liabilities, net	(41,385)	(11,101)
Amortization of net investment premiums, discounts and other	(31,032)	(23,471)
Depreciation and amortization expense	10,294	6,845
Investment related (gains) losses, net	470	(60,523)
Other, net	(20,823)	964
Net cash provided by operating activities	223,749	417,365
Cash Flows from Investing Activities:
Sales of fixed maturity securities available-for-sale	1,898,722	1,563,956
Maturities of fixed maturity securities available-for-sale	195,549	201,515
Sales of equity securities	29,683	152,509
Principal payments on mortgage loans on real estate	102,002	88,835
Principal payments on policy loans	10,694	24,663
Purchases of fixed maturity securities available-for-sale	(1,969,899)	(1,933,120)
Purchases of equity securities	(2,173)	(14,646)
Cash invested in mortgage loans on real estate	(141,131)	(184,575)
Cash invested in funds withheld at interest, net	19,638	(2,753)
Purchase of businesses, net of cash acquired of $1,733	(24,864)	—
Purchases of property and equipment	(5,292)	(16,893)
Change in short-term investments	(13,026)	23,668
Change in other invested assets	(23,353)	(14,126)
Net cash provided by (used in) investing activities	76,550	(110,967)
Cash Flows from Financing Activities:
Dividends to stockholders	(32,241)	(26,381)
Repayment of collateral finance and securitization notes	(27,104)	(16,908)
Principal payments of long-term debt	(662)	(300,636)
Purchases of treasury stock	(2,616)	(3,067)
Exercise of stock options, net	1,163	1,719
Change in cash collateral for derivative positions and other arrangements	19,537	(3,628)
Deposits on universal life and other investment type policies and contracts	83,004	202,850
Withdrawals on universal life and other investment type policies and contracts	(156,486)	(201,784)
Net cash used in financing activities	(115,405)	(347,835)
Effect of exchange rate changes on cash	21,989	18,833
Change in cash and cash equivalents	206,883	(22,604)
Cash and cash equivalents, beginning of period	1,303,524	1,200,718
Cash and cash equivalents, end of period	$1,510,407	$1,178,114
Supplemental disclosures of cash flow information:
Interest paid	$39,284	$46,401
Income taxes paid, net of refunds	$6,356	$12,132
Non-cash transactions:
Transfer of invested assets	$605,085	$1,653
Purchase of businesses:
Assets acquired, excluding cash acquired	$59,184	$—
Liabilities assumed	(34,320)	—
Net cash paid on purchase	$24,864	$—
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Business and Basis of Presentation
Reinsurance Group of America, Incorporated (“RGA”) is an insurance holding company that was formed on December 31, 1992. The accompanying unaudited condensed consolidated financial statements of RGA and its subsidiaries (collectively, the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments necessary for a fair presentation have been included. Results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These unaudited condensed consolidated financial statements include the accounts of RGA and its subsidiaries, and all intercompany accounts and transactions have been eliminated. These condensed consolidated statements should be read in conjunction with the Company’s 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 27, 2018 (the “2017 Annual Report”).

2.	Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share on net income (in thousands, except per share information):

	Three months ended March 31,
	2018	2017
Earnings:
Net income (numerator for basic and diluted calculations)	$100,230	$145,512
Shares:
Weighted average outstanding shares (denominator for basic calculation)	64,490	64,353
Equivalent shares from outstanding stock options	1,382	1,318
Denominator for diluted calculation	65,872	65,671
Earnings per share:
Basic	$1.55	$2.26
Diluted	$1.52	$2.22
The calculation of common equivalent shares does not include the impact of options having a strike or conversion price that exceeds the average stock price for the earnings period, as the result would be antidilutive. The calculation of common equivalent shares also excludes the impact of outstanding performance contingent shares, as the conditions necessary for their issuance have not been satisfied as of the end of the reporting period. For the three months ended March 31, 2018, approximately 0.2 million stock options and approximately 0.2 million performance contingent shares were excluded from the calculation. For the three months ended March 31, 2017, approximately 0.2 million stock options and approximately 0.5 million performance contingent shares were excluded from the calculation.

3.	Equity
Common stock
The changes in number of common stock shares, issued, held in treasury and outstanding are as follows for the periods indicated:

	Issued	Held In Treasury	Outstanding
Balance, December 31, 2017	79,137,758	14,685,663	64,452,095
Stock-based compensation (1)	—	(60,678)	60,678
Balance, March 31, 2018	79,137,758	14,624,985	64,512,773

	Issued	Held In Treasury	Outstanding
Balance, December 31, 2016	79,137,758	14,835,256	64,302,502
Stock-based compensation (1)	—	(86,049)	86,049
Balance, March 31, 2017	79,137,758	14,749,207	64,388,551

(1)	Represents net shares issued from treasury pursuant to the Company’s equity-based compensation programs.
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
On January 26, 2017, RGA’s board of directors authorized a share repurchase program for up to $400.0 million of RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date. During the three months ended March 31, 2018 and 2017, no common stock was repurchased by RGA under this program.
Accumulated Other Comprehensive Income (Loss)
The balance of and changes in each component of accumulated other comprehensive income (loss) (“AOCI”) for the three months ended March 31, 2018 and 2017 are as follows (dollars in thousands):

	Accumulated Other Comprehensive Income (Loss), Net of Income Tax
	Accumulated Currency Translation Adjustments	Unrealized Appreciation (Depreciation) of Investments(1)	Pension and Postretirement Benefits	Total
Balance, December 31, 2017	$(86,350)	$2,200,661	$(50,680)	$2,063,631
Other comprehensive income (loss) before reclassifications	5,696	(827,701)	(1,910)	(823,915)
Amounts reclassified to AOCI	—	21,274	1,346	22,620
Deferred income tax benefit (expense)	(6,856)	172,823	93	166,060
Balance, March 31, 2018	$(87,510)	$1,567,057	$(51,151)	$1,428,396

	Accumulated Other Comprehensive Income (Loss), Net of Income Tax
	Accumulated Currency Translation Adjustments	Unrealized Appreciation (Depreciation) of Investments(1)	Pension and Postretirement Benefits	Total
Balance, December 31, 2016	$(172,541)	$1,355,033	$(43,163)	$1,139,329
Other comprehensive income (loss) before reclassifications	(50,735)	283,443	(27)	232,681
Amounts reclassified to AOCI	—	5,762	1,456	7,218
Deferred income tax benefit (expense)	28,522	(86,090)	(505)	(58,073)
Balance, March 31, 2017	$(194,754)	$1,558,148	$(42,239)	$1,321,155

(1)
Includes cash flow hedges of $20,662 and $2,619 as of March 31, 2018 and December 31, 2017, respectively, and $7,690 and $(2,496) as of March 31, 2017 and December 31, 2016, respectively. See Note 5 - “Derivative Instruments” for additional information on cash flow hedges.

The following table presents the amounts of AOCI reclassifications for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Amount Reclassified from AOCI
	Three months ended March 31,
Details about AOCI Components	2018	2017	Affected Line Item in Statement of Income
Net unrealized investment gains (losses):
Net unrealized gains (losses) on available-for-sale securities	$(14,456)	$(11,857)	Investment related gains (losses), net
Cash flow hedges - Interest rate	(370)	—	(1)
Cash flow hedges - Currency/Interest rate	144	197	(1)
Cash flow hedges - Forward bond purchase commitments	—	50	(1)
Deferred policy acquisition costs attributed to unrealized gains and losses	(6,592)	5,848	(2)
Total	(21,274)	(5,762)
Provision for income taxes	4,678	3,194
Net unrealized gains (losses), net of tax	$(16,596)	$(2,568)
Amortization of defined benefit plan items:
Prior service cost (credit)	$246	$82	(3)
Actuarial gains/(losses)	(1,592)	(1,538)	(3)
Total	(1,346)	(1,456)
Provision for income taxes	283	510
Amortization of defined benefit plans, net of tax	$(1,063)	$(946)

Total reclassifications for the period	$(17,659)	$(3,514)

(1)	See Note 5 - “Derivative Instruments” for additional information on cash flow hedges.

(2)	This AOCI component is included in the computation of the deferred policy acquisition cost. See Note 8 – “Deferred Policy Acquisition Costs” of the 2017 Annual Report for additional details.

(3)	This AOCI component is included in the computation of the net periodic pension cost. See Note 10 – “Employee Benefit Plans” for additional details.

Equity Based Compensation
Equity compensation expense was $9.7 million and $9.6 million for the three months ended March 31, 2018 and 2017, respectively. In the first quarter of 2018, the Company granted 0.2 million stock appreciation rights at $150.87 weighted average exercise price per share and 0.1 million performance contingent units to employees. Additionally, non-employee directors were granted a total of 7,263 shares of common stock. As of March 31, 2018, 1.7 million share options at a weighted average strike price per share of $68.51 were vested and exercisable, with a remaining weighted average exercise period of 4.9 years.

4.	Investments
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
The following table provides information relating to investments in fixed maturity securities by sector as of March 31, 2018 (dollars in thousands):

March 31, 2018:	Amortized	Unrealized	Unrealized	Estimated Fair	% of	Other-than- temporary impairments
	Cost	Gains	Losses	Value	Total	in AOCI
Available-for-sale:
Corporate	$22,890,985	$869,867	$240,383	$23,520,469	61.9%	$—
Canadian government	2,803,077	1,297,817	3,040	4,097,854	10.8	—
RMBS	1,791,007	23,640	27,499	1,787,148	4.7	—
ABS	1,727,810	16,383	9,471	1,734,722	4.6	275
CMBS	1,281,452	12,717	12,236	1,281,933	3.4	—
U.S. government	1,486,262	9,266	59,414	1,436,114	3.8	—
State and political subdivisions	672,064	49,465	8,016	713,513	1.9	—
Other foreign government	3,261,048	133,865	21,406	3,373,507	8.9	—
Total fixed maturity securities	$35,913,705	$2,413,020	$381,465	$37,945,260	100.0%	$275

The following table provides information relating to investments in fixed maturity and equity securities by sector as of December 31, 2017 (dollars in thousands):

December 31, 2017:	Amortized	Unrealized	Unrealized	Estimated Fair	% of	Other-than- temporary impairments
	Cost	Gains	Losses	Value	Total	in AOCI
Available-for-sale:
Corporate	$21,966,803	$1,299,594	$55,429	$23,210,968	60.9%	$—
Canadian government	2,843,273	1,378,510	1,707	4,220,076	11.1	—
RMBS	1,695,126	36,632	11,878	1,719,880	4.5	—
ABS	1,634,758	18,798	5,194	1,648,362	4.3	275
CMBS	1,285,594	22,627	4,834	1,303,387	3.4	—
U.S. government	1,953,436	12,089	21,933	1,943,592	5.1	—
State and political subdivisions	647,727	59,997	4,296	703,428	1.8	—
Other foreign government	3,254,695	154,507	8,075	3,401,127	8.9	—
Total fixed maturity securities	$35,281,412	$2,982,754	$113,346	$38,150,820	100.0%	$275
Non-redeemable preferred stock	$41,553	$479	$2,226	$39,806	39.7%
Other equity securities	61,288	479	1,421	60,346	60.3
Total equity securities	$102,841	$958	$3,647	$100,152	100.0%
The Company enters into various collateral arrangements with counterparties that require both the pledging and acceptance of fixed maturity securities as collateral. Pledged fixed maturity securities are included in fixed maturity securities, available-for-sale in the condensed consolidated balance sheets. Fixed maturity securities received as collateral are held in separate custodial accounts and are not recorded on the Company’s condensed consolidated balance sheets. Subject to certain constraints, the Company is permitted by contract to sell or repledge collateral it receives; however, as of March 31, 2018 and December 31, 2017, none of the collateral received had been sold or repledged. The Company also holds assets in trust to satisfy collateral requirements under derivative transactions and certain third-party reinsurance treaties. The following table includes fixed maturity securities pledged and received as collateral and assets in trust held to satisfy collateral requirements under derivative transactions and certain third-party reinsurance treaties as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018		December 31, 2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity securities pledged as collateral	$72,850	$75,384	$72,542	$75,622
Fixed maturity securities received as collateral	n/a	614,423	n/a	590,417
Assets in trust held to satisfy collateral requirements	16,316,662	17,076,547	15,584,296	16,715,281
The Company monitors its concentrations of financial instruments on an ongoing basis and mitigates credit risk by maintaining a diversified investment portfolio which limits exposure to any one issuer. The Company’s exposure to concentrations of credit risk from single issuers greater than 10% of the Company’s stockholders’ equity included securities of the U.S. government and its agencies as well as the securities disclosed below as of March 31, 2018 and December 31, 2017 (dollars in thousands).

	March 31, 2018		December 31, 2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity securities guaranteed or issued by:
Canadian province of Quebec	$1,106,753	$1,863,568	$1,119,337	$1,917,996
Canadian province of Ontario	928,384	1,247,158	939,837	1,282,944
The amortized cost and estimated fair value of fixed maturity securities classified as available-for-sale at March 31, 2018 are shown by contractual maturity in the table below (dollars in thousands). Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset and mortgage-backed securities are shown separately in the table below, as they are not due at a single maturity date.

	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due in one year or less	$900,166	$905,385
Due after one year through five years	7,939,821	8,084,053
Due after five years through ten years	9,533,025	9,779,934
Due after ten years	12,740,424	14,372,085
Asset and mortgage-backed securities	4,800,269	4,803,803
Total	$35,913,705	$37,945,260
Corporate Fixed Maturity Securities
The tables below show the major industry types of the Company’s corporate fixed maturity holdings as of March 31, 2018 and December 31, 2017 (dollars in thousands):

March 31, 2018:		Estimated
	Amortized Cost	Fair Value	% of Total
Finance	$8,250,681	$8,407,037	35.8%
Industrial	12,093,034	12,437,180	52.8
Utility	2,547,270	2,676,252	11.4
Total	$22,890,985	$23,520,469	100.0%

December 31, 2017:		Estimated
	Amortized Cost	Fair Value	% of Total
Finance	$7,977,885	$8,362,774	36.1%
Industrial	11,535,166	12,199,333	52.5
Utility	2,453,752	2,648,861	11.4
Total	$21,966,803	$23,210,968	100.0%

Other-Than-Temporary Impairments - Fixed Maturity Securities
As discussed in Note 2 – “Summary of Significant Accounting Policies” of the 2017 Annual Report, a portion of certain other-than-temporary impairment (“OTTI”) losses on fixed maturity securities is recognized in AOCI. For these securities, the net amount recognized in the condensed consolidated statements of income (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in AOCI. The following table sets forth the amount of pre-tax credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in AOCI, and the corresponding changes in such amounts (dollars in thousands):

	Three months ended March 31,
	2018	2017
Balance, beginning of period	$3,677	$6,013
Credit loss OTTI previously recognized on securities impaired to fair value during the period	—	(2,336)
Balance, end of period	$3,677	$3,677
Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale
The following table presents the total gross unrealized losses for the 2,114 fixed maturity securities as of March 31, 2018, where the estimated fair value had declined and remained below amortized cost by the indicated amount (dollars in thousands):

	March 31, 2018
	Gross Unrealized Losses	% of Total
Less than 20%	$358,873	94.1%
20% or more for less than six months	20,232	5.3
20% or more for six months or greater	2,360	0.6
Total	$381,465	100.0%
The following table presents the total gross unrealized losses for the 1,116 fixed maturity and equity securities at December 31, 2017 where the estimated fair value had declined and remained below amortized cost by the indicated amount (dollars in thousands):

	December 31, 2017
	Gross Unrealized Losses	% of Total
Less than 20%	$113,466	97.0%
20% or more for less than six months	689	0.6
20% or more for six months or greater	2,838	2.4
Total	$116,993	100.0%
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
The following table presents the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for 2,114 fixed maturity securities that have estimated fair values below amortized cost as of March 31, 2018 (dollars in thousands). These investments are presented by class and grade of security, as well as the length of time the related fair value has remained below amortized cost.

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
March 31, 2018:	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
Corporate	$7,282,079	$155,541	$883,699	$46,908	$8,165,778	$202,449
Canadian government	39,192	390	109,552	2,536	148,744	2,926
RMBS	897,255	19,899	225,288	7,575	1,122,543	27,474
ABS	612,053	7,001	114,605	2,423	726,658	9,424
CMBS	538,464	8,026	103,447	4,210	641,911	12,236
U.S. government	488,095	16,856	744,844	42,558	1,232,939	59,414
State and political subdivisions	135,158	3,331	67,949	4,685	203,107	8,016
Other foreign government	746,485	15,575	191,446	5,000	937,931	20,575
Total investment grade securities	10,738,781	226,619	2,440,830	115,895	13,179,611	342,514
Below investment grade securities:
Corporate	452,086	29,597	46,976	8,337	499,062	37,934
Canadian government	1,900	114	—	—	1,900	114
RMBS	—	—	1,272	25	1,272	25
ABS	—	—	1,173	47	1,173	47
Other foreign government	57,385	662	12,045	169	69,430	831
Total below investment grade securities	511,371	30,373	61,466	8,578	572,837	38,951
Total fixed maturity securities	$11,250,152	$256,992	$2,502,296	$124,473	$13,752,448	$381,465
The following table presents the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for 1,116 fixed maturity and equity securities that have estimated fair values below amortized cost as of December 31, 2017 (dollars in thousands):

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
December 31, 2017:	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
Corporate	$1,886,212	$17,099	$1,009,750	$28,080	$2,895,962	$45,179
Canadian government	18,688	91	111,560	1,596	130,248	1,687
RMBS	566,699	5,852	224,439	6,004	791,138	11,856
ABS	434,274	2,707	168,524	2,434	602,798	5,141
CMBS	220,401	1,914	103,269	2,920	323,670	4,834
U.S. government	800,298	6,177	767,197	15,756	1,567,495	21,933
State and political subdivisions	43,510	242	68,666	4,054	112,176	4,296
Other foreign government	369,717	2,707	191,265	4,704	560,982	7,411
Total investment grade securities	4,339,799	36,789	2,644,670	65,548	6,984,469	102,337
Below investment grade securities:
Corporate	194,879	3,317	75,731	6,933	270,610	10,250
Canadian government	1,995	20	—	—	1,995	20
RMBS	—	—	1,369	22	1,369	22
ABS	—	—	1,489	53	1,489	53
Other foreign government	28,600	113	15,134	551	43,734	664
Total below investment grade securities	225,474	3,450	93,723	7,559	319,197	11,009
Total fixed maturity securities	$4,565,273	$40,239	$2,738,393	$73,107	$7,303,666	$113,346
Non-redeemable preferred stock	$82	$1	$26,471	$2,225	$26,553	$2,226
Other equity securities	5,820	1,023	47,251	398	53,071	1,421
Total equity securities	$5,902	$1,024	$73,722	$2,623	$79,624	$3,647

The Company has no intention to sell, nor does it expect to be required to sell, the securities outlined in the table above, as of the dates indicated. However, unforeseen facts and circumstances may cause the Company to sell fixed maturity securities in the ordinary course of managing its portfolio to meet certain diversification, credit quality and liquidity guidelines.
Unrealized losses on below investment grade securities as of March 31, 2018 are primarily related to high-yield corporate securities. Changes in unrealized losses are primarily being driven by changes in interest rates.

Investment Income, Net of Related Expenses
Major categories of investment income, net of related expenses, consist of the following (dollars in thousands):

	Three months ended March 31,
	2018	2017
Fixed maturity securities available-for-sale	$369,203	$324,500
Equity securities	1,682	1,359
Mortgage loans on real estate	50,199	44,347
Policy loans	14,780	15,272
Funds withheld at interest	75,445	127,578
Short-term investments and cash and cash equivalents	3,245	1,510
Other	23,828	18,468
Investment income	538,382	533,034
Investment expense	(22,053)	(18,670)
Investment income, net of related expenses	$516,329	$514,364
Investment Related Gains (Losses), Net
Investment related gains (losses), net consist of the following (dollars in thousands):

	Three months ended March 31,
	2018	2017
Fixed maturity securities available for sale:
Other-than-temporary impairment losses on fixed maturity securities recognized in earnings	$—	$(17,189)
Gain on investment activity	10,966	17,893
Loss on investment activity	(20,380)	(8,687)
Equity securities:
Gain on investment activity	28	—
Loss on investment activity	(950)	(3,876)
Change in unrealized gains (losses) recognized in earnings	(4,137)	—
Other impairment losses and change in mortgage loan provision	(312)	(99)
Derivatives and other, net	14,315	72,481
Total investment related gains (losses), net	$(470)	$60,523
There were no fixed maturity impairments for the three months ended March 31, 2018. The fixed maturity impairments for the three months ended March 31, 2017 were largely related to high-yield corporate securities. The other impairment losses and change in mortgage loan provision for the three months ended March 31, 2018 were primarily due to impairments on real estate joint ventures offset by a release of the mortgage loan valuation allowance. The other impairment losses and change in mortgage loan provision for the three months ended March 31, 2017 were primarily due to an increase in the mortgage loan valuation allowance. The fluctuations in investment related gains (losses) for derivatives and other for the three months ended March 31, 2018, compared to the same period in 2017, are primarily due to changes in the fair value of embedded derivatives and interest rate swaps.
During the three months ended March 31, 2018 and 2017, the Company sold fixed maturity securities with fair values of $1,263.6 million and $428.6 million at losses of $20.4 million and $8.7 million, respectively. During the three months ended March 31, 2018 and 2017, the Company sold equity securities with fair values of $28.4 million and $147.6 million at losses of $1.0 million and $3.9 million, respectively. The Company generally does not buy and sell securities on a short-term basis.

Securities Borrowing, Lending and Other
The following table includes the amount of borrowed securities, securities lent and securities collateral received as part of the securities lending program and repurchased/reverse repurchased securities pledged and received as of March 31, 2018 and December 31, 2017 (dollars in thousands).

	March 31, 2018		December 31, 2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Borrowed securities	$353,875	$370,760	$358,875	$377,820
Securities lending:
Securities loaned	117,449	118,617	117,246	121,551
Securities received	n/a	128,000	n/a	128,000
Repurchase program/reverse repurchase program:
Securities pledged	403,135	411,988	413,819	428,344
Securities received	n/a	404,871	n/a	417,550
The Company also held cash collateral for repurchase program/reverse repurchase programs of $30.7 million and $31.2 million at March 31, 2018 and December 31, 2017, respectively. No cash or securities have been pledged by the Company for its securities borrowing program as of March 31, 2018 and December 31, 2017.
The following table presents information on the Company’s securities lending and repurchase transactions as of March 31, 2018 and December 31, 2017 (dollars in thousands). Collateral associated with certain borrowed securities is not included within the table, as the collateral pledged to each counterparty is the right to reinsurance treaty cash flows.

	March 31, 2018
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Securities lending transactions:
Corporate	$—	$—	$—	$118,617	$118,617
Total	$—	$—	$—	$118,617	$118,617
Repurchase transactions:
Corporate	$—	$—	$—	$171,678	$171,678
RMBS	—	—	—	—	—
U.S. government	—	—	—	219,509	219,509
Foreign government	—	—	—	19,670	19,670
Other	1,131	—	—	—	1,131
Total	1,131	—	—	410,857	411,988
Total borrowings	$1,131	$—	$—	$529,474	$530,605

Gross amount of recognized liabilities for securities lending and repurchase transactions in preceding table					$563,587
Amounts related to agreements not included in offsetting disclosure					$32,982

	December 31, 2017
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Securities lending transactions:
Corporate	$—	$—	$—	$121,551	$121,551
Total	$—	$—	$—	$121,551	$121,551
Repurchase transactions:
Corporate	$—	$—	$312	$184,334	$184,646
RMBS	—	—	—	—	—
U.S. government	—	—	—	220,765	220,765
Foreign government	—	—	—	21,802	21,802
Other	1,131	—	—	—	1,131
Total	1,131	—	312	426,901	428,344
Total borrowings	$1,131	$—	$312	$548,452	$549,895

Gross amount of recognized liabilities for securities lending and repurchase transactions in preceding table					$576,786
Amounts related to agreements not included in offsetting disclosure					$26,891
The Company has elected to offset amounts recognized as receivables and payables resulting from the repurchase/reverse repurchase programs. After the effect of offsetting, the net amount presented on the condensed consolidated balance sheets was a liability of $0.4 million and $1.1 million as of March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018 and December 31, 2017, the Company recognized payables resulting from cash received as collateral associated with a repurchase agreement, as discussed above. Amounts owed to and due from the counterparties may be settled in cash or offset, in accordance with the agreements.
Mortgage Loans on Real Estate
Mortgage loans represented approximately 8.6% and 8.5% of the Company’s total investments as of March 31, 2018 and December 31, 2017. As of March 31, 2018, mortgage loans were geographically dispersed throughout the U.S. with the largest concentrations in California (19.6%), Texas (8.6%) and Georgia (7.5%) and include loans secured by properties in Canada (2.4%). The recorded investment in mortgage loans on real estate presented below is gross of unamortized deferred loan origination fees and expenses, and valuation allowances.
The distribution of mortgage loans by property type is as follows as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018		December 31, 2017
Property type:	Carrying Value	% of Total	Carrying Value	% of Total
Office building	$1,518,170	34.1%	$1,487,392	33.6%
Retail	1,236,933	27.8	1,270,676	28.8
Industrial	964,685	21.7	938,612	21.3
Apartment	497,699	11.2	510,052	11.6
Other commercial	232,804	5.2	206,439	4.7
Recorded investment	4,450,291	100.0%	$4,413,171	100.0%
Unamortized balance of loan origination fees and expenses	(3,433)		(3,254)
Valuation allowances	(8,864)		(9,384)
Total mortgage loans on real estate	$4,437,994		$4,400,533

The maturities of the mortgage loans as of March 31, 2018 and December 31, 2017 are as follows (dollars in thousands):

	March 31, 2018		December 31, 2017
	Recorded Investment	% of Total	Recorded Investment	% of Total
Due within five years	$1,130,108	25.4%	$1,091,066	24.8%
Due after five years through ten years	2,492,588	56.0	2,516,872	57.0
Due after ten years	827,595	18.6	805,233	18.2
Total	$4,450,291	100.0%	$4,413,171	100.0%
The following tables set forth certain key credit quality indicators of the Company’s recorded investment in mortgage loans as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	Recorded Investment
	Debt Service Ratios			Construction loans
	>1.20x	1.00x - 1.20x	<1.00x		Total	% of Total
March 31, 2018:
Loan-to-Value Ratio
0% - 59.99%	$2,154,344	$79,738	$6,855	$12,279	$2,253,216	50.6%
60% - 69.99%	1,520,008	29,795	68,070	—	1,617,873	36.4
70% - 79.99%	360,183	27,682	30,904	—	418,769	9.4
Greater than 80%	125,660	30,497	4,276	—	160,433	3.6
Total	$4,160,195	$167,712	$110,105	$12,279	$4,450,291	100.0%

	Recorded Investment
	Debt Service Ratios			Construction loans
	>1.20x	1.00x - 1.20x	<1.00x		Total	% of Total
December 31, 2017:
Loan-to-Value Ratio
0% - 59.99%	$2,148,428	$53,979	$3,801	$—	$2,206,208	50.0%
60% - 69.99%	1,517,029	47,128	43,921	—	1,608,078	36.4
70% - 79.99%	396,446	19,461	15,367	—	431,274	9.8
Greater than 80%	120,850	30,713	6,362	9,686	167,611	3.8
Total	$4,182,753	$151,281	$69,451	$9,686	$4,413,171	100.0%
The age analysis of the Company’s past due recorded investments in mortgage loans as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018	December 31, 2017
31-60 days past due	$17,102	$17,100
61-90 days past due	—	2,056
Greater than 90 days	2,056	—
Total past due	19,158	19,156
Current	4,431,133	4,394,015
Total	$4,450,291	$4,413,171

The following table presents the recorded investment in mortgage loans, by method of measuring impairment, and the related valuation allowances as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018	December 31, 2017
Mortgage loans:
Individually measured for impairment	$23,423	$5,858
Collectively measured for impairment	4,426,868	4,407,313
Recorded investment	$4,450,291	$4,413,171
Valuation allowances:
Individually measured for impairment	$—	$—
Collectively measured for impairment	8,864	9,384
Total valuation allowances	$8,864	$9,384
Information regarding the Company’s loan valuation allowances for mortgage loans for the three months ended March 31, 2018 and 2017 is as follows (dollars in thousands):

	Three months ended March 31,
	2018	2017
Balance, beginning of period	$9,384	$7,685
Provision (release)	(516)	101
Translation adjustment	(4)	—
Balance, end of period	$8,864	$7,786

Information regarding the portion of the Company’s mortgage loans that were impaired as of March 31, 2018 and December 31, 2017 is as follows (dollars in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Carrying Value
March 31, 2018:
Impaired mortgage loans with no valuation allowance recorded	$—	$23,423	$—	$23,423
Impaired mortgage loans with valuation allowance recorded	—	—	—	—
Total impaired mortgage loans	$—	$23,423	$—	$23,423
December 31, 2017:
Impaired mortgage loans with no valuation allowance recorded	$6,427	$5,858	$—	$5,858
Impaired mortgage loans with valuation allowance recorded	—	—	—	—
Total impaired mortgage loans	$6,427	$5,858	$—	$5,858

The Company’s average investment balance of impaired mortgage loans and the related interest income are reflected in the table below for the periods indicated (dollars in thousands):
	Three months ended March 31,
	2018		2017
	Average Recorded Investment(1)	Interest Income	Average Recorded Investment(1)	Interest Income
Impaired mortgage loans with no valuation allowance recorded	$14,640	$56	$2,157	$33
Impaired mortgage loans with valuation allowance recorded	—	—	—	—
Total impaired mortgage loans	$14,640	$56	$2,157	$33
(1) Average recorded investment represents the average loan balances as of the beginning of period and all subsequent quarterly end of period balances.

The Company did not acquire any impaired mortgage loans during the three months ended March 31, 2018 and 2017. The Company had no mortgage loans that were on a nonaccrual status as of March 31, 2018 and December 31, 2017.

Policy Loans
Policy loans comprised approximately 2.6% of the Company’s total investments as of March 31, 2018 and December 31, 2017, the majority of which are associated with one client. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due to the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. The Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.
Funds Withheld at Interest
Funds withheld at interest comprised approximately 11.7% and 11.8% of the Company’s total investments as of March 31, 2018 and December 31, 2017, respectively. Of the $6.0 billion funds withheld at interest balance, net of embedded derivatives, as of March 31, 2018, $4.0 billion of the balance is associated with one client. For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance funds withheld basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company and are reflected as funds withheld at interest on the Company’s condensed consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances against amounts owed to the Company from the ceding company.
Other Invested Assets
Other invested assets include limited partnership interests, joint ventures (other than operating joint ventures), equity release mortgages, derivative contracts and fair value option (“FVO”) contractholder-directed unit-linked investments. Other invested assets also include FHLB common stock, which is included in other in the table below. Other invested assets represented approximately 2.9% of the Company’s total investments as of March 31, 2018 and December 31, 2017. Carrying values of these assets as of March 31, 2018 and December 31, 2017 are as follows (dollars in thousands):

	March 31, 2018	December 31, 2017
Limited partnership interests and real estate joint ventures	805,613	781,124
Equity release mortgages	261,837	219,940
Derivatives	132,195	137,613
FVO contractholder-directed unit-linked investments	221,512	218,541
Other	90,990	148,114
Total other invested assets	$1,512,147	$1,505,332

5.    Derivative Instruments
Derivatives, except for embedded derivatives and longevity and mortality swaps, are carried on the Company’s condensed consolidated balance sheets in other invested assets or other liabilities, at fair value. Longevity and mortality swaps are included on the condensed consolidated balance sheets in other assets or other liabilities, at fair value. Embedded derivative assets and liabilities on modified coinsurance or funds withheld arrangements are included on the condensed consolidated balance sheets with the host contract in funds withheld at interest, at fair value. Embedded derivative liabilities on indexed annuity and variable annuity products are included on the condensed consolidated balance sheets with the host contract in interest-sensitive contract liabilities, at fair value. The following table presents the notional amounts and gross fair value of derivative instruments prior to taking into account the netting effects of master netting agreements as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018			December 31, 2017
	Notional	Carrying Value/Fair Value		Notional	Carrying Value/Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	$1,021,739	$47,303	$152	$996,204	$59,809	$2,372
Financial futures	388,874	—	—	412,438	—	—
Foreign currency forwards	6,012	48	4	6,030	—	28
Consumer price index swaps	218,237	127	427	221,932	—	2,160
Credit default swaps	933,200	7,279	1,058	961,200	8,319	1,651
Equity options	639,801	33,958	—	632,251	23,271	—
Longevity swaps	985,920	44,011	—	960,400	40,659	—
Mortality swaps	—	—	1,683	—	—	1,683
Synthetic guaranteed investment contracts	10,866,171	—	—	10,052,576	—	—
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	—	135,805	—	—	122,194	—
Indexed annuity products	—	—	827,109	—	—	861,758
Variable annuity products	—	—	137,686	—	—	152,470
Total non-hedging derivatives	15,059,954	268,531	968,119	14,243,031	254,252	1,022,122
Derivatives designated as hedging instruments:
Interest rate swaps	435,000	(1,119)	16,972	435,000	—	20,389
Foreign currency swaps	598,575	56,403	5,461	672,921	65,207	8,496
Foreign currency forwards	698,241	7,458	225	553,175	1,265	7,720
Total hedging derivatives	1,731,816	62,742	22,658	1,661,096	66,472	36,605
Total derivatives	$16,791,770	$331,273	$990,777	$15,904,127	$320,724	$1,058,727
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

The following table provides information relating to the Company’s derivative instruments as of March 31, 2018 and December 31, 2017 (dollars in thousands):

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments (1)	Cash Collateral Pledged/ Received	Net Amount
March 31, 2018:
Derivative assets	$195,468	$(19,262)	$176,206	$—	$(188,407)	$(12,201)
Derivative liabilities	25,982	(19,262)	6,720	(57,456)	(3,470)	(54,206)
December 31, 2017:
Derivative assets	$198,530	$(20,258)	$178,272	$(862)	$(185,900)	$(8,490)
Derivative liabilities	44,499	(20,258)	24,241	(58,156)	(22,221)	(56,136)

(1)	Includes initial margin posted to a central clearing partner.
Accounting for Derivative Instruments and Hedging Activities
The Company does not enter into derivative instruments for speculative purposes. As discussed below under “Non-qualifying Derivatives and Derivatives for Purposes Other Than Hedging,” the Company uses various derivative instruments for risk management purposes that either do not qualify or have not been qualified for hedge accounting treatment. As of March 31, 2018 and December 31, 2017, the Company held interest rate swaps that were designated and qualified as cash flow hedges of interest rate risk, for variable rate liabilities and foreign currency assets, foreign currency swaps and foreign currency forwards that were designated and qualified as hedges of a portion of its net investment in its foreign operations, foreign currency swaps that were designated and qualified as fair value hedges of foreign currency risk, and derivative instruments that were not designated as hedging instruments. See Note 2 – “Summary of Significant Accounting Policies” of the Company’s 2017 Annual Report for a detailed discussion of the accounting treatment for derivative instruments, including embedded derivatives. Derivative instruments are carried at fair value and generally require an insignificant amount of cash at inception of the contracts.
Fair Value Hedges
The Company designates and reports certain foreign currency swaps to hedge the foreign currency fair value exposure of foreign currency denominated assets as fair value hedges when they meet the requirements of the general accounting principles for Derivatives and Hedging. The gain or loss on the hedged item attributable to a change in foreign currency and the offsetting gain or loss on the related foreign currency swaps as of March 31, 2018 and 2017, were (dollars in thousands):

Type of Fair Value Hedge	Hedged Item	Gains (Losses) Recognized for Derivatives	Gains (Losses) Recognized for Hedged Items	Ineffectiveness Recognized in Investment Related Gains (Losses)
For the three months ended March 31, 2018:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$(1,891)	$1,891	$—
For the three months ended March 31, 2017:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$6,536	$(6,536)	$—
A regression analysis was used, both at inception of the hedge and on an ongoing basis, to determine whether each derivative used in a hedged transaction is highly effective in offsetting changes in the hedged item. For the foreign currency swaps, the change in fair value related to changes in the benchmark interest rate and credit spreads are excluded from the hedge effectiveness. For the three months ended March 31, 2018 and 2017, $2.4 million and $1.0 million, respectively, of the change in the estimated fair value of derivatives, was excluded from hedge effectiveness.
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

The following table presents the components of AOCI, before income tax, and the condensed consolidated income statement classification where the gain or loss is recognized related to cash flow hedges for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three months ended March 31,
	2018	2017
Balance beginning of period	$2,619	$(2,496)
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	17,817	10,433
Amounts reclassified to investment income	(144)	(247)
Amounts reclassified to interest expense	370	—
Balance end of period	$20,662	$7,690
As of March 31, 2018, the before-tax deferred net gains (losses) on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are approximately $0.6 million and $0.7 million in investment income and interest expense, respectively.
The following table presents the effective portion of derivatives in cash flow hedging relationships on the condensed consolidated statements of income and the condensed consolidated statements of comprehensive income for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Effective Portion
Derivative Type	Gain (Loss) Deferred in OCI	Gain (Loss) Reclassified into Income from OCI
		Investment Income	Interest Expense
For the three months ended March 31, 2018:
Interest rate	$14,986	$—	$(370)
Currency/Interest rate	2,831	144	—
Forward bond purchase commitments	—	—	—
Total	$17,817	$144	$(370)
For the three months ended March 31, 2017:
Interest rate	$2,216	$—	$—
Currency/Interest rate	8,217	197	—
Forward bond purchase commitments	—	50	—
Total	$10,433	$247	$—
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. For the three months ended March 31, 2018 and 2017, the ineffective portion of derivatives reported as cash flow hedges was not material to the Company’s results of operations. Also, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.
Hedges of Net Investments in Foreign Operations
The Company uses foreign currency swaps and foreign currency forwards to hedge a portion of its net investment in certain foreign operations against adverse movements in exchange rates. The following table illustrates the Company’s net investments in foreign operations (“NIFO”) hedges for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Derivative Gains (Losses) Deferred in AOCI
	For the three months ended March 31,
Type of NIFO Hedge (1) (2)	2018	2017
Foreign currency swaps	$8,805	$(7,606)
Foreign currency forwards	12,236	—

(1)
There were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from accumulated other comprehensive income (loss) into investment income during the periods presented.

(2)	There was no ineffectiveness recognized for the Company’s hedges of net investments in foreign operations.

The cumulative foreign currency translation gain recorded in AOCI related to these hedges was $134.7 million and $113.7 million at March 31, 2018 and December 31, 2017, respectively. If a hedged foreign operation was sold or substantially liquidated, the amounts in AOCI would be reclassified to the condensed consolidated statements of income. A pro rata portion would be reclassified upon partial sale of a hedged foreign operation.
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
A summary of the effect of non-hedging derivatives, including embedded derivatives, on the Company’s condensed consolidated statements of income for the three months ended March 31, 2018 and 2017 is as follows (dollars in thousands):

		Gain (Loss) for the three months ended March 31,
Type of Non-hedging Derivative	Income Statement Location of Gain (Loss)	2018	2017
Interest rate swaps	Investment related gains (losses), net	$(26,571)	$(2,612)
Financial futures	Investment related gains (losses), net	129	(12,775)
Foreign currency forwards	Investment related gains (losses), net	323	904
CPI swaps	Investment related gains (losses), net	2,186	(5)
Credit default swaps	Investment related gains (losses), net	(402)	7,358
Equity options	Investment related gains (losses), net	2,593	(17,189)
Longevity swaps	Other revenues	2,267	1,865
Mortality swaps	Other revenues	—	(395)
Subtotal		(19,475)	(22,849)
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	Investment related gains (losses), net	13,611	68,702
Indexed annuity products	Interest credited	25,351	(16,402)
Variable annuity products	Investment related gains (losses), net	14,785	22,363
Total non-hedging derivatives		$34,272	$51,814
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

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of credit default swaps sold by the Company at March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018			December 31, 2017
Rating Agency Designation of Referenced Credit Obligations(1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)
AAA/AA+/AA/AA-/A+/A/A-
Single name credit default swaps	$2,761	$152,000	3.0	$3,128	$162,000	2.9
Subtotal	2,761	152,000	3.0	3,128	162,000	2.9
BBB+/BBB/BBB-
Single name credit default swaps	4,203	333,700	2.8	4,469	361,700	2.9
Credit default swaps referencing indices	156	422,600	3.7	(55)	422,600	4.0
Subtotal	4,359	756,300	3.3	4,414	784,300	3.5
BB+/BB/BB-
Single name credit default swaps	(25)	15,000	1.5	30	5,000	1.5
Subtotal	(25)	15,000	1.5	30	5,000	1.5
Total	$7,095	$923,300	3.2	$7,572	$951,300	3.4

(1)	The rating agency designations are based on ratings from Standard and Poor’s (“S&P”).

(2)	Assumes the value of the referenced credit obligations is zero.

(3)	The weighted average years to maturity of the credit default swaps is calculated based on weighted average notional amounts.
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
Mortality Swaps
Mortality swaps have been used by the Company to hedge risk from changes in mortality experience associated with its reinsurance of life insurance risk. The Company agrees with another party to exchange, at specified intervals, a proportion of a notional value determined by the difference between a predefined expected and realized claim amount on a designated index of reinsured lives, for a fixed percentage (premium) each term. The mortality swaps matured in 2017 and an accrued liability for amounts owed to the counterparty is recorded in other liabilities at March 31, 2018.
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
Embedded Derivatives
The Company has certain embedded derivatives which are required to be separated from their host contracts and reported as derivatives. Host contracts include reinsurance treaties structured on a modified coinsurance (“modco”) or funds withheld basis. Additionally, the Company reinsures equity-indexed annuity and variable annuity contracts with benefits that are considered embedded derivatives, including guaranteed minimum withdrawal benefits, guaranteed minimum accumulation benefits, and guaranteed minimum income benefits. The changes in fair values of embedded derivatives on equity-indexed annuities described below relate to changes in the fair value associated with capital market and other related assumptions. The Company’s utilization of a credit valuation adjustment (“CVA”) did not have a material effect on the change in fair value of its embedded derivatives for the three months ended March 31, 2018 and 2017.

The related gains (losses) and the effect on net income after amortization of deferred acquisition costs (“DAC”) and income taxes for the three months ended March 31, 2018 and 2017 are reflected in the following table (dollars in thousands):

	Three months ended March 31,
	2018	2017
Embedded derivatives in modco or funds withheld arrangements included in investment related gains	$13,611	$68,702
After the associated amortization of DAC and taxes, the related amounts included in net income	6,850	25,844
Embedded derivatives in variable annuity contracts included in investment related gains	14,785	22,363
After the associated amortization of DAC and taxes, the related amounts included in net income	11,126	28,836
Amounts related to embedded derivatives in equity-indexed annuities included in benefits and expenses	25,351	(16,402)
After the associated amortization of DAC and taxes, the related amounts included in net income	6,537	(21,396)
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
The Company’s credit exposure related to derivative contracts is generally limited to the fair value at the reporting date plus or minus any collateral posted or held by the Company. Information regarding the Company’s credit exposure related to its over-the-counter derivative contracts, centrally cleared derivative contracts and margin account for exchange-traded futures at March 31, 2018 and December 31, 2017 are reflected in the following table (dollars in thousands):

	March 31, 2018	December 31, 2017
Estimated fair value of derivatives in net asset position	$171,169	$155,714
Cash provided as collateral(1)	3,470	22,221
Securities pledged to counterparties as collateral(2)	57,456	58,156
Cash pledged from counterparties as collateral(3)	(188,407)	(185,900)
Securities pledged from counterparties as collateral(4)	—	(862)
Initial margin for cleared derivatives(2)	(57,456)	(58,156)
Net amount after application of master netting agreements and collateral	$(13,768)	$(8,827)
Margin account related to exchange-traded futures(5)	$7,382	$6,538

(1)	Consists of receivable from counterparty, included in other assets.

(2)	Included in available-for-sale securities, primarily consists of U.S. Treasury and government agency securities.

(3)	Included in cash and cash equivalents, with obligation to return cash collateral recorded in other liabilities.

(4)	Consists of U.S. Treasury and government securities.

(5)	Included in other assets.

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
Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the related assets or liabilities. Prices are determined using valuation methodologies such as discounted cash flow models and other similar techniques that require management’s judgment or estimation in developing inputs that are consistent with what other market participants would use when pricing similar assets and liabilities. Additionally, the Company’s embedded derivatives, all of which are associated with reinsurance treaties and longevity and mortality swaps, are classified in Level 3 since their values include significant unobservable inputs.
For a discussion of the Company’s valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see Note 6 in the Notes to Consolidated Financial Statements included in the Company’s 2017 Annual Report.

Assets and Liabilities by Hierarchy Level
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 are summarized below (dollars in thousands):

March 31, 2018:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
Corporate	$23,520,469	$—	$22,221,205	$1,299,264
Canadian government	4,097,854	—	3,525,107	572,747
RMBS	1,787,148	—	1,666,534	120,614
ABS	1,734,722	—	1,604,016	130,706
CMBS	1,281,933	—	1,280,049	1,884
U.S. government	1,436,114	1,313,806	101,255	21,053
State and political subdivisions	713,513	—	671,637	41,876
Other foreign government	3,373,507	—	3,368,503	5,004
Total fixed maturity securities – available-for-sale	37,945,260	1,313,806	34,438,306	2,193,148
Equity securities	103,983	67,831	—	36,152
Funds withheld at interest – embedded derivatives	135,805	—	—	135,805
Cash equivalents	538,761	538,761	—	—
Short-term investments	58,499	67	55,215	3,217
Other invested assets:
Derivatives:
Interest rate swaps	40,812	—	40,812	—
Foreign currency forwards	6,932	—	6,932	—
CPI swaps	(99)	—	(99)	—
Credit default swaps	5,465	—	5,465	—
Equity options	27,140	—	27,140	—
Foreign currency swaps	51,945	—	51,945	—
FVO contractholder-directed unit-linked investments	221,512	221,043	469	—
Total other invested assets	353,707	221,043	132,664	—
Other assets - longevity swaps	44,011	—	—	44,011
Total	$39,180,026	$2,141,508	$34,626,185	$2,412,333
Liabilities:
Interest sensitive contract liabilities – embedded derivatives	$964,795	$—	$—	$964,795
Other liabilities:
Derivatives:
Interest rate swaps	11,752	—	11,752	—
Foreign currency forwards	(345)	—	(345)	—
CPI swaps	201	—	201	—
Credit default swaps	(756)	—	(756)	—
Equity options	(6,818)	—	(6,818)	—
Foreign currency swaps	1,003	—	1,003	—
Mortality swaps	1,683	—	—	1,683
Total	$971,515	$—	$5,037	$966,478

December 31, 2017:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
Corporate	$23,210,968	$—	$21,873,696	$1,337,272
Canadian government	4,220,076	—	3,626,134	593,942
RMBS	1,719,880	—	1,611,998	107,882
ABS	1,648,362	—	1,524,888	123,474
CMBS	1,303,387	—	1,300,153	3,234
U.S. government	1,943,592	1,818,006	103,075	22,511
State and political subdivisions	703,428	—	662,225	41,203
Other foreign government	3,401,127	—	3,396,035	5,092
Total fixed maturity securities – available-for-sale	38,150,820	1,818,006	34,098,204	2,234,610
Equity securities:
Non-redeemable preferred stock	39,806	39,806	—	—
Other equity securities	60,346	60,346	—	—
Funds withheld at interest – embedded derivatives	122,194	—	—	122,194
Cash equivalents	356,788	354,071	2,717	—
Short-term investments	50,746	—	47,650	3,096
Other invested assets:
Derivatives:
Interest rate swaps	51,359	—	51,359	—
Foreign currency forwards	730	—	730	—
CPI swaps	(221)	—	(221)	—
Credit default swaps	5,908	—	5,908	—
Equity options	16,932	—	16,932	—
Foreign currency swaps	62,905	—	62,905	—
FVO contractholder-directed unit-linked investments	218,541	217,618	923	—
Total other invested assets	356,154	217,618	138,536	—
Other assets - longevity swaps	40,659	—	—	40,659
Total	$39,177,513	$2,489,847	$34,287,107	$2,400,559
Liabilities:
Interest sensitive contract liabilities – embedded derivatives	$1,014,228	$—	$—	$1,014,228
Other liabilities:
Derivatives:
Interest rate swaps	14,311	—	14,311	—
Foreign currency forwards	7,213	—	7,213	—
CPI swaps	1,939	—	1,939	—
Credit default swaps	(760)	—	(760)	—
Equity options	(6,339)	—	(6,339)	—
Foreign currency swaps	6,194	—	6,194	—
Mortality swaps	1,683	—	—	1,683
Total	$1,038,469	$—	$22,558	$1,015,911
Transfers between Levels 1 and 2
Transfers between Levels 1 and 2 are made to reflect changes in observability of inputs and market activity. There were no transfers between Level 1 and Level 2 for the quarter ended March 31, 2018. The Company recognizes transfers of assets and liabilities into and out of levels within the fair value hierarchy at the beginning of the quarter in which the actual event or change in circumstances that caused the transfer occurs. The following tables present the transfers between Level 1 and Level 2 during the three months ended March 31, 2017 (dollars in thousands):

	2017
	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1
Fixed maturity securities - available-for-sale:
Corporate	$—	$38,675

Quantitative Information Regarding Internally - Priced Level 3 Assets and Liabilities
The following table presents quantitative information about significant unobservable inputs used in Level 3 fair value measurements that are developed internally by the Company as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	Estimated Fair Value		Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	March 31, 2018	December 31, 2017			March 31, 2018	December 31, 2017
Assets:
Corporate	$183,680	$173,579	Market comparable securities	Liquidity premium	0-2% (1%)	0-2% (1%)
				EBITDA Multiple	5.9X - 7.5X (6.6X)	—
U.S. government	21,053	22,511	Market comparable securities	Liquidity premium	0-1% (1%)	0-1% (1%)
State and political subdivisions	4,452	4,616	Market comparable securities	Liquidity premium	1%	1%
Equity securities	25,987	—	Market comparable securities	Liquidity premium	3%	—
				EBITDA Multiple	6.9X - 13.1X (8.0X)	—
Funds withheld at interest- embedded derivatives	135,805	122,194	Total return swap	Mortality	0-100% (2%)	0-100% (2%)
				Lapse	0-35% (9%)	0-35% (9%)
				Withdrawal	0-5% (3%)	0-5% (3%)
				CVA	0-5% (1%)	0-5% (1%)
				Crediting rate	2-4% (2%)	2-4% (2%)
Longevity swaps	44,011	40,659	Discounted cash flow	Mortality	0-100% (2%)	0-100% (2%)
				Mortality improvement	(10%)-10% (3%)	(10%)-10% (3%)
Liabilities:
Interest sensitive contract liabilities- embedded derivatives- indexed annuities	827,109	861,758	Discounted cash flow	Mortality	0-100% (2%)	0-100% (2%)
				Lapse	0-35% (9%)	0-35% (9%)
				Withdrawal	0-5% (3%)	0-5% (3%)
				Option budget projection	2-4% (2%)	2-4% (2%)
Interest sensitive contract liabilities- embedded derivatives- variable annuities	137,686	152,470	Discounted cash flow	Mortality	0-100% (1%)	0-100% (1%)
				Lapse	0-25% (5%)	0-25% (5%)
				Withdrawal	0-7% (4%)	0-7% (3%)
				CVA	0-5% (1%)	0-5% (1%)
				Long-term volatility	0-27% (13%)	0-27% (8%)
Mortality swaps	1,683	1,683	Discounted cash flow	Mortality	0-100% (1%)	0-100% (1%)

Changes in Level 3 Assets and Liabilities
Assets and liabilities transferred into Level 3 are due to a lack of observable market transactions and price information. Assets and liabilities are transferred out of Level 3 when circumstances change such that significant inputs can be corroborated with market observable data. This may be due to a significant increase in market activity for the asset or liability, a specific event, one or more significant input(s) becoming observable. Transfers out of Level 3 were primarily the result of the Company obtaining observable pricing information or a third party pricing quotation that appropriately reflects the fair value of those assets and liabilities. In addition, certain transfers out of Level 3 were also due to ratings upgrades on mortgage-backed securities that had previously had below investment-grade ratings. The Company also transferred equity securities with a fair value of approximately $38.9 million into Level 3 as a result of the adoption of the new accounting guidance for the recognition and measurement of equity securities.

For further information on the Company’s valuation processes, see Note 6 in the Notes to Consolidated Financial Statements included in the Company’s 2017 Annual Report.
The reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows (dollars in thousands):

For the three months ended March 31, 2018:	Fixed maturity securities - available-for-sale
	Corporate	Canadian government	RMBS	ABS
Fair value, beginning of period	$1,337,272	$593,942	$107,882	$123,474
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(361)	3,444	(92)	106
Investment related gains (losses), net	—	—	—	2
Included in other comprehensive income	(32,852)	(24,639)	(1,110)	853
Purchases(1)	100,170	—	20,916	11,000
Sales(1)	(6,180)	—	—	—
Settlements(1)	(75,146)	—	(2,963)	(2,739)
Transfers into Level 3	7,166	—	—	—
Transfers out of Level 3	(30,805)	—	(4,019)	(1,990)
Fair value, end of period	$1,299,264	$572,747	$120,614	$130,706
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(361)	$3,444	$(92)	$106

For the three months ended March 31, 2018 (continued):	Fixed maturity securities - available-for-sale
	CMBS	U.S. government	State and political subdivisions	Other foreign government
Fair value, beginning of period	$3,234	$22,511	$41,203	$5,092
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	—	(110)	8	—
Included in other comprehensive income	(47)	(340)	700	(88)
Purchases(1)	—	96	—	—
Settlements(1)	(1)	(1,104)	(35)	—
Transfers out of Level 3	(1,302)	—	—	—
Fair value, end of period	$1,884	$21,053	$41,876	$5,004
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$—	$(110)	$8	$—

For the three months ended March 31, 2018 (continued):	Equity securities	Funds withheld at interest- embedded derivatives	Short-term Investments	Other assets - longevity swaps	Interest sensitive contract liabilities embedded derivatives	Other liabilities - mortality swaps
Fair value, beginning of period	$—	$122,194	$3,096	$40,659	$(1,014,229)	$(1,683)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment related gains (losses), net	(2,677)	13,611	—	—	14,785	—
Interest credited	—	—	—	—	25,351	—
Included in other comprehensive income	—	—	(25)	1,085	—	—
Other revenues	—	—	—	2,267	—	—
Purchases(1)	—	—	146	—	(8,508)	—
Sales(1)	(28)	—	—	—	—	—
Settlements(1)	(48)	—	—	—	17,807	—
Transfers into Level 3	38,905	—	—	—	—	—
Fair value, end of period	$36,152	$135,805	$3,217	$44,011	$(964,794)	$(1,683)
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$—	$—	$—	$—	$—	$—
Investment related gains (losses), net	(2,705)	13,611	—	—	12,901	—
Other revenues	—	—	—	2,267	—	—
Interest credited	—	—	—	—	7,544	—

For the three months ended March 31, 2017:	Fixed maturity securities - available-for-sale
	Corporate	Canadian governments	RMBS	ABS	CMBS	U.S. government
Fair value, beginning of period	$1,272,253	$475,965	$160,291	$219,280	$21,145	$24,488
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(423)	3,070	(245)	1,018	709	(117)
Investment related gains (losses), net	(1,231)	—	365	—	(595)	—
Included in other comprehensive income	4,948	4,525	650	5,767	(83)	52
Purchases(1)	45,914	—	16,499	10,849	—	104
Sales(1)	—	—	(10,604)	—	(3,720)	—
Settlements(1)	(71,470)	—	(6,784)	(18,154)	(5,401)	(1,053)
Transfers into Level 3	13,934	—	77	35,258	—	—
Transfers out of Level 3	—	—	(16,819)	(45,582)	(10,132)	—
Fair value, end of period	$1,263,925	$483,560	$143,430	$208,436	$1,923	$23,474
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(423)	$3,070	$(91)	$161	$—	$(117)
Investment related gains (losses), net	(1,293)	—	(346)	—	—	—

For the three months ended March 31, 2017 (continued):	Fixed maturity securities available-for-sale
	State and political subdivisions	Other foreign government	Funds withheld at interest- embedded derivatives	Short-term Investments	Other assets - longevity swaps	Interest sensitive contract liabilities embedded derivatives	Other liabilities - mortality swaps
Fair value, beginning of period	$41,666	$12,869	$(22,529)	$3,346	$26,958	$(990,308)	$(2,462)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(88)	—	—	—	—	—	—
Investment related gains (losses), net	—	—	68,702	—	—	22,362	—
Interest credited	—	—	—	—	—	(16,402)	—
Included in other comprehensive income	(843)	(191)	—	33	347	—	—
Other revenues	—	—	—	—	1,865	—	(395)
Purchases(1)	—	—	—	32	—	(6,393)	—
Settlements(1)	(33)	(334)	—	(135)	—	17,811	—
Transfers out of Level 3	(6,844)	—	—	—	—	—	—
Fair value, end of period	$33,858	$12,344	$46,173	$3,276	$29,170	$(972,930)	$(2,857)
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(88)	$—	$—	$—	$—	$—	$—
Investment related gains (losses), net	—	—	68,702	—	—	20,300	—
Other revenues	—	—	—	—	1,865	—	(395)
Interest credited	—	—	—	—	—	(34,214)	—

(1)
The amount reported within purchases, sales and settlements is the purchase price (for purchases) and the sales/settlement proceeds (for sales and settlements) based upon the actual date purchased or sold/settled. Items purchased and sold/settled in the same period are excluded from the rollforward. The Company had no issuances during the period.

Nonrecurring Fair Value Measurements
During the three months ended March 31, 2018 and March 31, 2017, the Company did not have any adjustments to its assets or liabilities measured at fair value on a nonrecurring basis that are still held at the reporting date.

Fair Value of Financial Instruments
The Company is required by general accounting principles for Fair Value Measurements and Disclosures to disclose the fair value of certain financial instruments including those that are not carried at fair value. The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments, which were not measured at fair value on a recurring basis, as of March 31, 2018 and December 31, 2017 (dollars in thousands). For additional information regarding the methods and significant assumptions used by the Company to estimate these fair values, see Note 6 in the Notes to Consolidated Financial Statements included in the Company’s 2017 Annual Report. This table excludes any payables or receivables for collateral under repurchase agreements and other transactions. The estimated fair value of the excluded amount approximates carrying value as they equal the amount of cash collateral received/paid.

March 31, 2018:	Carrying Value (1)	Estimated Fair Value	Fair Value Measurement Using:
			Level 1	Level 2	Level 3	NAV
Assets:
Mortgage loans on real estate	$4,437,994	$4,411,472	$—	$—	$4,411,472	$—
Policy loans	1,346,930	1,346,930	—	1,346,930	—	—
Funds withheld at interest	5,865,791	6,098,479	—	—	6,098,479	—
Cash and cash equivalents	971,646	971,646	971,646	—	—	—
Short-term investments	71,931	71,931	71,931	—	—	—
Other invested assets	690,200	710,009	10,165	68,903	283,205	347,736
Accrued investment income	408,338	408,338	—	408,338	—	—
Liabilities:
Interest-sensitive contract liabilities	$13,169,951	$13,151,162	$—	$—	$13,151,162	$—
Long-term debt	2,788,240	2,916,200	—	—	2,916,200	—
Collateral finance and securitization notes	753,393	692,696	—	—	692,696	—

December 31, 2017:
Assets:
Mortgage loans on real estate	$4,400,533	$4,477,654	$—	$—	$4,477,654	$—
Policy loans	1,357,624	1,357,624	—	1,357,624	—	—
Funds withheld at interest	5,955,092	6,275,623	—	—	6,275,623	—
Cash and cash equivalents	946,736	946,736	946,736	—	—	—
Short-term investments	42,558	42,558	42,558	—	—	—
Other invested assets	651,792	679,377	28,540	67,778	247,934	335,125
Accrued investment income	392,721	392,721	—	392,721	—	—
Liabilities:
Interest-sensitive contract liabilities	$12,683,872	$12,917,243	$—	$—	$12,917,243	$—
Long-term debt	2,788,365	2,959,912	—	—	2,959,912	—
Collateral finance and securitization notes	783,938	722,145	—	—	722,145	—

(1)
Carrying values presented herein may differ from those in the Company’s condensed consolidated balance sheets because certain items within the respective financial statement captions may be measured at fair value on a recurring basis.

7.	Segment Information
The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in Note 2 of the consolidated financial statements accompanying the 2017 Annual Report. The Company measures segment performance primarily based on profit or loss from operations before income taxes. There are no intersegment reinsurance transactions and the Company does not have any material long-lived assets.
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

The Company has geographic-based and business-based operational segments. Geographic-based operations are further segmented into traditional and financial solutions businesses. Information related to revenues, income (loss) before income taxes and total assets of the Company for each reportable segment are summarized below (dollars in thousands):

	Three months ended March 31,
Revenues:	2018	2017
U.S. and Latin America:
Traditional	$1,489,694	$1,488,503
Financial Solutions	213,352	298,846
Total	1,703,046	1,787,349
Canada:
Traditional	302,319	264,275
Financial Solutions	12,777	11,807
Total	315,096	276,082
Europe, Middle East and Africa:
Traditional	393,782	318,086
Financial Solutions	88,143	79,989
Total	481,925	398,075
Asia Pacific:
Traditional	614,539	505,230
Financial Solutions	19,846	20,452
Total	634,385	525,682
Corporate and Other	39,255	21,552
Total	$3,173,707	$3,008,740

	Three months ended March 31,
Income (loss) before income taxes:	2018	2017
U.S. and Latin America:
Traditional	$2,892	$29,960
Financial Solutions	67,421	103,586
Total	70,313	133,546
Canada:
Traditional	23,707	19,328
Financial Solutions	3,191	3,592
Total	26,898	22,920
Europe, Middle East and Africa:
Traditional	15,421	13,976
Financial Solutions	39,164	31,918
Total	54,585	45,894
Asia Pacific:
Traditional	22,887	41,688
Financial Solutions	4,021	5,872
Total	26,908	47,560
Corporate and Other	(40,779)	(42,076)
Total	$137,925	$207,844

Assets:	March 31, 2018	December 31, 2017
U.S. and Latin America:
Traditional	$18,839,888	$18,603,423
Financial Solutions	16,349,148	15,959,206
Total	35,189,036	34,562,629
Canada:
Traditional	4,234,253	4,161,452
Financial Solutions	126,747	126,372
Total	4,361,000	4,287,824
Europe, Middle East and Africa:
Traditional	3,385,127	3,099,495
Financial Solutions	5,279,499	5,274,993
Total	8,664,626	8,374,488
Asia Pacific:
Traditional	5,095,054	4,915,442
Financial Solutions	1,175,002	1,198,585
Total	6,270,056	6,114,027
Corporate and Other	6,470,105	7,175,850
Total	$60,954,823	$60,514,818

8.	Commitments, Contingencies and Guarantees
Commitments
Funding of Investments
The Company’s commitments to fund investments as of March 31, 2018 and December 31, 2017 are presented in the following table (dollars in thousands):

	March 31, 2018	December 31, 2017
Limited partnership interests and joint ventures	$482,149	$485,197
Commercial mortgage loans	67,837	40,815
Bank loans and private placements	96,808	60,472
Equity release mortgages	132,523	153,937
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
Guarantees
Statutory Reserve Support
RGA, through wholly-owned subsidiaries, has committed to provide statutory reserve support to third parties, in exchange for a fee, by funding loans if certain defined events occur. Such statutory reserves are required under the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX for term life insurance policies and Regulation A-XXX for universal life secondary guarantees). The third parties have recourse to RGA should the subsidiary fail to provide the required funding, however, as of March 31, 2018, the Company does not believe that it will be required to provide any funding under these commitments as the occurrence of the defined events is considered remote. The following table presents the maximum potential obligation for these commitments as of March 31, 2018 (dollars in millions):

Commitment Period	Maximum Potential Obligation
2023	$500.0
2033	450.0
2034	2,000.0
2035	1,314.2
2036	1,932.0
2037	6,750.0
2038	800.0

Other Guarantees
RGA has issued guarantees to third parties on behalf of its subsidiaries for the payment of amounts due under certain securities borrowing and repurchase arrangements, financing arrangements and office lease obligations, whereby, if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. Additionally, in limited circumstances, treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA’s subsidiary is relatively new, unrated, or not of a significant size, relative to the ceding company. Liabilities supported by the treaty guarantees, before consideration for any legally offsetting amounts due from the guaranteed party are reflected on the Company’s condensed consolidated balance sheets in future policy benefits. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to securities borrowing and repurchase arrangements provide additional security to third parties should a subsidiary fail to provide securities when due. RGA’s guarantees issued as of March 31, 2018 and December 31, 2017 are reflected in the following table (dollars in thousands):

	March 31, 2018	December 31, 2017
Treaty guarantees	$949,443	$1,047,449
Treaty guarantees, net of assets in trust	832,487	926,393
Securities borrowing and repurchase arrangements	291,325	294,325
Financing arrangements	77,858	86,183
Lease obligations	1,465	1,662

9.	Income Tax
The Company's effective tax rates differed from the applicable U.S. federal income tax statutory rates of 21% and 35% as a result of the following for the three months ended March 31, 2018 and 2017, respectively (dollars in thousands):

	Three months ended March 31,
	2018	2017
Tax provision at U.S. statutory rate	$28,964	$72,745
Increase (decrease) in income taxes resulting from:
U.S. Tax Reform provisional adjustments	775	—
Foreign tax rate differing from U.S. tax rate	1,432	(6,153)
Differences in tax bases in foreign jurisdictions	(5,760)	(3,383)
Deferred tax valuation allowance	7,947	1,182
Amounts related to tax audit contingencies	835	611
Corporate rate changes	111	(1,237)
Subpart F	658	186
Foreign tax credits	(572)	(126)
Global intangible low-taxed income, net of credit	4,409	—
Return to provision adjustments	—	229
Equity compensation excess benefit	(1,114)	(1,856)
Other, net	10	134
Total provision for income taxes	$37,695	$62,332
Effective tax rate	27.3%	30.0%
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform”) was signed into law. U.S. Tax Reform makes broad and complex changes to the U.S. tax code, including but not limited to, (1) reducing the U.S. federal corporate tax rate from 35% to 21%; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized; (5) creating the base erosion anti-abuse tax (“BEAT”), a new minimum tax; (6) establishing a new provision designed to tax global intangible low-taxed income (“GILTI”), which allows for the possibility of using foreign tax credits and a deduction of up to 50 percent to offset the income tax liability (subject to some limitations); and (7) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.
Companies subject to GILTI have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for temporary differences including outside basis differences expected to reverse as GILTI. The Company has not yet made a policy election to account for GILTI, but included an estimate of the current GILTI impact in the tax provision.

As of March 31, 2018, the Company has not yet completed its accounting for the tax effects of the enactment of the U.S. Tax Reform. The Company continues to gather additional information to account for the effects of U.S. Tax Reform such as information to more precisely compute the pretax deferred tax items upon which the change in rate was applied and refine the necessary valuation allowance related to the foreign tax credits. Also, the Company also continues to monitor new regulatory and accounting guidance which could impact the provisional balances recorded as of December 31, 2017.
The effective tax rate for the three months ended March 31, 2018 was higher than the U.S. Statutory rate of 21.0% primarily as a result of income in non-U.S. jurisdictions with higher tax rates than the U.S., the inclusion of U.S. tax related to GILTI and losses in foreign jurisdictions for which the company established a valuation allowance. The higher rate was partially offset with tax benefits related to bases differences in non-U.S. jurisdictions.

10.    Employee Benefit Plans
The components of net periodic benefit cost, included in other operating expenses on the condensed consolidated statements of income, for the three months ended March 31, 2018 and 2017 were as follows (dollars in thousands):

	Pension Benefits		Other Benefits
	Three months ended March 31,		Three months ended March 31,
	2018	2017	2018	2017
Service cost	$2,654	$2,580	$636	$721
Interest cost	1,330	1,198	530	565
Expected return on plan assets	(1,554)	(1,285)	—	—
Amortization of prior service cost (credit)	83	74	(329)	(156)
Amortization of prior actuarial losses	1,094	1,081	498	457
Settlements	—	257	—	—
Net periodic benefit cost	$3,607	$3,905	$1,335	$1,587
The Company made no pension contributions during the first three months of 2018 and expects to make pension contributions between $8.0 million and $10.0 million in 2018.

11.	Reinsurance
Retrocession reinsurance treaties do not relieve the Company from its obligations to direct writing companies. Failure of retrocessionaires to honor their obligations could result in losses to the Company. Consequently, allowances would be established for amounts deemed uncollectible. At March 31, 2018 and December 31, 2017, no allowances were deemed necessary. The Company regularly evaluates the financial condition of the insurance companies from which it assumes and to which it cedes reinsurance.
Retrocessions are arranged through the Company’s retrocession pools for amounts in excess of the Company’s retention limit. As of March 31, 2018 and December 31, 2017, all rated retrocession pool participants followed by the A.M. Best Company were rated “A- (excellent)” or better. The Company verifies retrocession pool participants’ ratings on a quarterly basis. For a majority of the retrocessionaires that were not rated, security in the form of letters of credit or trust assets has been posted. In addition, the Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance. In addition to its third party retrocessionaires, various RGA reinsurance subsidiaries retrocede amounts in excess of their retention to affiliated subsidiaries.
The following table presents information for the Company’s reinsurance ceded receivable assets, including the respective amount and A.M. Best rating for each reinsurer representing in excess of five percent of the total as of March 31, 2018 and December 31, 2017 (dollars in thousands):

		March 31, 2018		December 31, 2017
Reinsurer	A.M. Best Rating	Amount	% of Total	Amount	% of Total
Reinsurer A	A+	$317,136	39.1%	$301,478	38.6%
Reinsurer B	A+	203,137	25.1	203,898	26.1
Reinsurer C	A	69,434	8.6	67,723	8.7
Reinsurer D	A++	42,967	5.3	40,592	5.2
Reinsurer E	A+	42,538	5.2	40,528	5.2
Other reinsurers		135,342	16.7	127,808	16.2
Total		$810,554	100.0%	$782,027	100.0%

Included in the total reinsurance ceded receivables balance were $291.1 million and $243.8 million of claims recoverable, of which $17.6 million and $1.9 million were in excess of 90 days past due, as of March 31, 2018 and December 31, 2017, respectively.

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

Description	Date of Adoption	Effect on the financial statements or other significant matters
Standards adopted:
Reporting Comprehensive Income
This updated guidance requires reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects resulting from the newly enacted U.S. federal corporate income tax rate. The amount of the reclassification would be the difference between the historical U.S. federal corporate income tax rate and the newly enacted 21 percent tax rate.
December 31, 2017

The Company adopted the new guidance by reclassifying certain income tax effects of items within accumulated other comprehensive income to retained earnings as a result of the Tax Cuts and Jobs Act of 2017. The impact of adopting this standard was an increase in accumulated other comprehensive income and a reduction in retained earnings of approximately $156.4 million.

Stock Compensation
This updated guidance requires excess tax benefits and deficiencies from share-based payment awards be recorded in income tax expense in the income statement. Previously, excess tax benefits and deficiencies were recognized in shareholders’ equity or deferred taxes on the balance sheet depending on the tax situation of the Company. In addition, the updated guidance also changes the accounting for forfeitures and statutory tax withholding requirements, as well as the classification in the statement of cash flows.
January 1, 2017

Upon adoption, the Company recognized excess tax benefits of approximately $17.7 million in deferred tax assets that were previously not recognized in a cumulative-effect adjustment increasing retained earnings by $17.7 million. The Company also recorded excess tax benefits of approximately $10.5 million in the provision for income taxes for the year ended December 31, 2017. The number of weighted average diluted shares outstanding were also adjusted to exclude excess tax benefits from the assumed proceeds in the diluted shares calculation resulting in an immaterial increase in the number of dilutive shares outstanding. The Company also elected to continue estimating forfeitures for purposes of recognizing share-based compensation. Other aspects of the adoption of the updated guidance did not have a material impact to the Company’s consolidated financial statements.

Financial Instruments - Recognition and Measurement
This guidance requires equity investments that are not accounted for under the equity method of accounting to be measured at fair value with changes recognized in net income and also updates certain presentation and disclosure requirements.
	January 1, 2018	This guidance required a cumulative-effect adjustment for certain items upon adoption. The adoption of the new guidance was not material to the Company's consolidated financial statements.

Standards not yet adopted:
Leases
This new standard, based on the principle that entities should recognize assets and liabilities arising from leases, does not significantly change the lessees’ recognition, measurement and presentation of expenses and cash flows from the previous accounting standard. Leases are classified as finance or operating. The new standard’s primary change is the requirement for entities to recognize a lease liability for payments and a right of use asset representing the right to use the leased asset during the term of operating lease arrangements. Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of twelve months or less. Lessors’ accounting is largely unchanged from the previous accounting standard. In addition, the new standard expands the disclosure requirements of lease arrangements. Early adoption is permitted.
January 1, 2019

This new standard will be adopted by applying a modified retrospective transition approach, which includes a number of practical expedients. The Company is currently evaluating the impact of this amendment on its consolidated financial statements; however, it does not expect the adoption of the new standard to have a material impact on its results of operations or balance sheet as a result of the recognition of right-to-use assets and lease liabilities related to operating leases. Contractual obligations related to operating leases totaled approximately $38.2 million as of December 31, 2017.

Derivatives and Hedging
This updated guidance improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and make certain targeted improvements to simplify the application of the hedge accounting in current GAAP related to the assessment of hedge effectiveness. Early adoption is permitted.
January 1, 2019

This new guidance will be adopted by applying a modified retrospective approach to existing hedging relationships as of the date of adoption. The Company is currently evaluating the impact of this updated guidance on its consolidated financial statements.

Financial Instruments - Credit Losses
This guidance adds to U.S. GAAP an impairment model, known as current expected credit loss (“CECL”) model that is based on expected losses rather than incurred losses. For traditional and other receivables, held-to-maturity debt securities, loans and other instruments entities will be required to use the new forward-looking “expected loss” model that generally will result in earlier recognition of allowance for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses similar to what they do today, except the losses will be recognized as allowances rather than reduction to the amortized cost of the securities. Early adoption is permitted.
January 1, 2020

This guidance will be adopted through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). The Company is currently evaluating the impact of this amendment on its consolidated financial statements.

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
Forward-looking statements should be evaluated together with the many risks and uncertainties that affect the Company’s business, including those mentioned in this document and described in the periodic reports the Company files with the SEC. These forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligations to update these forward-looking statements, even though the Company’s situation may change in the future. For a discussion of these risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements, you are advised to see Item 1A – “Risk Factors” in the 2017 Annual Report.
Overview
The Company is among the leading global providers of life reinsurance and financial solutions, with $3.4 trillion of life reinsurance in force. Traditional reinsurance includes individual and group life and health, disability, and critical illness reinsurance. Financial solutions includes longevity reinsurance, asset-intensive reinsurance, and financial reinsurance. The Company derives revenues primarily from renewal premiums from existing reinsurance treaties, new business premiums from existing or new reinsurance treaties, fee income from financial solutions business and income earned on invested assets.
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

Consolidated Results of Operations

	Three months ended March 31,
	2018	2017
Revenues:	(Dollars in thousands, except per share data)
Net premiums	$2,582,551	$2,365,696
Investment income, net of related expenses	516,329	514,364
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	—	(17,189)
Other investment related gains (losses), net	(470)	77,712
Total investment related gains (losses), net	(470)	60,523
Other revenues	75,297	68,157
Total revenues	3,173,707	3,008,740
Benefits and Expenses:
Claims and other policy benefits	2,362,101	2,106,145
Interest credited	80,449	107,684
Policy acquisition costs and other insurance expenses	356,902	379,389
Other operating expenses	191,274	158,506
Interest expense	37,454	42,402
Collateral finance and securitization expense	7,602	6,770
Total benefits and expenses	3,035,782	2,800,896
Income before income taxes	137,925	207,844
Provision for income taxes	37,695	62,332
Net income	$100,230	$145,512
Earnings per share:
Basic earnings per share	$1.55	$2.26
Diluted earnings per share	$1.52	$2.22
Dividends declared per share	$0.50	$0.41
Consolidated income before income taxes decreased $69.9 million, or 33.6%, for the three months ended March 31, 2018, as compared to the same period in 2017. The decrease in income for the first three months of 2018 was primarily due to unfavorable claims experience in the U.S. and Asia Pacific segments and a decrease in investment related gains associated with fair value changes on modco or funds withheld treaties compared to 2017, which was caused by changes in interest rates and credit spreads. The decrease in income before income taxes was partially offset by a decrease in impairments on fixed maturity securities of $17.2 million in the first three months of 2018, as compared to the same period in 2017. Foreign currency fluctuations resulted in an increase in income before income taxes of $8.9 million for the first three months of 2018, as compared to the same period in 2017.
The Company recognizes in consolidated income, any changes in the fair value of embedded derivatives on modco or funds withheld treaties, equity-indexed annuity treaties (“EIAs”) and variable annuity products. The combined changes in these three types of embedded derivatives, after adjustment for deferred acquisition costs and retrocession, resulted in an increase in consolidated income before income taxes of $40.9 million and $95.6 million in the first three months of 2018 and 2017, respectively. This fluctuation does not affect current cash flows, crediting rates or spread performance on the underlying treaties. Therefore, management believes it is helpful to distinguish between the effects of changes in these embedded derivatives, net of related hedging activity and deferred acquisition costs, and the primary factors that drive profitability of the underlying treaties, namely investment income, fee income, and interest credited. The individual effect on income before income taxes for these three types of embedded derivatives is as follows:

•
The change in the value of embedded derivatives related to reinsurance treaties written on a modco or funds withheld basis are subject to the general accounting principles for derivatives and hedging related to embedded derivatives. The unrealized gains and losses associated with these embedded derivatives, after adjustment for deferred acquisition costs, increased income before income taxes by $10.5 million and $39.8 million in the first three months of 2018 and 2017, respectively.

•
Changes in risk-free rates used in the fair value estimates of embedded derivatives associated with EIAs affect the amount of unrealized gains and losses the Company recognizes. The unrealized gains and losses associated with EIAs, after adjustment for deferred acquisition costs and retrocession, increased income before income taxes by $13.3 million and $11.4 million in the first three months of 2018 and 2017, respectively.

•
The change in the Company’s liability for variable annuities associated with guaranteed minimum living benefits affects the amount of unrealized gains and losses the Company recognizes. The unrealized gains and losses associated with guaranteed minimum living benefits, after adjustment for deferred acquisition costs, increased income before income taxes by $17.1 million and $44.4 million in the first three months of 2018 and 2017, respectively. After consideration of the change in fair value of freestanding derivatives used to hedge this liability, income before income taxes decreased by $5.4 million and $4.6 million in the first three months of 2018 and 2017, respectively.

Consolidated net premiums increased $216.9 million, or 9.2%, for the three months ended March 31, 2018, as compared to the same period in 2017, due to growth in life reinsurance in force. Additionally, foreign currency fluctuations contributed to the increase in net premiums by $79.3 million for the first three months of 2018, as compared to the same period in 2017. Consolidated assumed life insurance in force increased to $3,383.8 billion as of March 31, 2018 from $3,136.8 billion as of March 31, 2017 due to new business production, in force transactions and foreign currency exchange fluctuations. The Company added new business production, measured by face amount of insurance in force, of $96.7 billion and $91.6 billion during the first three months of 2018 and 2017, respectively. Favorable foreign currency exchange fluctuations contributed $103.1 billion to the increase in assumed life insurance in force from March 31, 2017. Management believes industry consolidation, regulatory changes and the established practice of reinsuring mortality and morbidity risks should continue to provide opportunities for growth, albeit at rates less than historically experienced in some markets.
Consolidated investment income, net of related expenses, increased $2.0 million, or 0.4%, for the three months ended March 31, 2018, as compared to the same period in 2017. The increase is largely attributable to an increase in the average asset base, a higher average investment yield and higher variable investment income. Largely offsetting the increase in investment income was a decrease in the fair value attributed to the Company’s funds withheld at interest investment associated with the reinsurance of certain EIAs increased investment income of $43.3 million in the first three months of 2018, as compared to the same period in 2017. The effect on investment income of the EIA's fair value changes is substantially offset by a corresponding change in interest credited to policyholder account balances resulting in an insignificant effect on net income.
Average invested assets at amortized cost, excluding spread related business, for the three months ended March 31, 2018 totaled $27.0 billion, a 7.2% increase over March 31, 2017. The average yield earned on investments, excluding spread related business, was 4.46% and 4.41% for the three months ended March 31, 2018 and 2017, respectively. The average yield will vary from quarter to quarter and year to year depending on a number of variables, including the prevailing interest rate and credit spread environment, prepayment fees and make-whole premiums, changes in the mix of the underlying investments and cash balances, and the timing of dividends and distributions on certain investments. A continued low interest rate environment is expected to put downward pressure on this yield in future reporting periods.
Investment related gains, net decreased by $61.0 million for the three months ended March 31, 2018, as compared to the same period in 2017. The decrease is primarily due to less favorable changes in the fair value of embedded derivatives on modco or funds withheld treaties in the current period compared to 2017 reflecting the impact of changes in interest rates and credit spreads on the calculation of fair value. Changes in the fair value associated with these embedded derivatives increased investment related gains by $13.6 million and $68.7 million in the first three months of 2018 and 2017, respectively. Partially offsetting this decrease were lower impairments on fixed maturity securities, which decreased by $17.2 million in the first three months of 2018, as compared to the same period in 2017. See Note 4 - “Investments” and Note 5 - “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for additional information on the impairment losses and derivatives.
The effective tax rate on a consolidated basis was 27.3% and 30.0% for the first quarter 2018 and 2017, respectively. See Note 9 - “Income Tax” in the Notes to Condensed Consolidated Financial Statements for additional information on the Company’s consolidated effective tax rates.

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
A discussion of each of the critical accounting policies may be found in the Company’s 2017 Annual Report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”

Results of Operations by Segment

U.S. and Latin America Operations
The U.S. and Latin America operations include business generated by its offices in the U.S., Mexico and Brazil. The offices in Mexico and Brazil provide services to clients in other Latin American countries. U.S. and Latin America operations consist of two major segments: Traditional and Financial Solutions. The Traditional segment primarily specializes in individual mortality-risk reinsurance and to a lesser extent, group, health and long-term care reinsurance. The Financial Solutions segment consists of Asset-Intensive and Financial Reinsurance. Asset-Intensive within the Financial Solutions segment provides coinsurance of annuities and corporate-owned life insurance policies and to a lesser extent also issues fee-based synthetic guaranteed investment contracts, which include investment-only, stable value contracts. Financial Reinsurance within the Financial Solutions segment primarily involves assisting ceding companies in meeting applicable regulatory requirements by enhancing the ceding companies’ financial strength and regulatory surplus position through relatively low risk reinsurance transactions. Due to the low-risk nature of financial reinsurance transactions, they typically do not qualify as reinsurance under GAAP, so only the related net fees are reflected in other revenues on the condensed consolidated statements of income.

For the three months ended March 31, 2018:		Financial Solutions
(dollars in thousands)		Asset-Intensive	Financial Reinsurance	Total U.S. and Latin America
	Traditional
Revenues:
Net premiums	$1,299,422	$5,192	$—	$1,304,614
Investment income, net of related expenses	183,060	157,912	1,822	342,794
Investment related gains (losses), net	1,683	676	—	2,359
Other revenues	5,529	22,959	24,791	53,279
Total revenues	1,489,694	186,739	26,613	1,703,046
Benefits and expenses:
Claims and other policy benefits	1,254,961	15,945	—	1,270,906
Interest credited	20,280	54,212	—	74,492
Policy acquisition costs and other insurance expenses	177,640	62,035	4,000	243,675
Other operating expenses	33,921	7,285	2,454	43,660
Total benefits and expenses	1,486,802	139,477	6,454	1,632,733
Income before income taxes	$2,892	$47,262	$20,159	$70,313

For the three months ended March 31, 2017:		Financial Solutions
(dollars in thousands)		Asset-Intensive	Financial Reinsurance	Total U.S. and Latin America
	Traditional
Revenues:
Net premiums	$1,304,345	$4,635	$—	$1,308,980
Investment income, net of related expenses	178,995	187,153	1,664	367,812
Investment related gains (losses), net	1,965	57,771	—	59,736
Other revenues	3,198	23,214	24,409	50,821
Total revenues	1,488,503	272,773	26,073	1,787,349
Benefits and expenses:
Claims and other policy benefits	1,225,640	17,536	—	1,243,176
Interest credited	20,289	79,157	—	99,446
Policy acquisition costs and other insurance expenses	180,810	83,653	5,941	270,404
Other operating expenses	31,804	6,657	2,316	40,777
Total benefits and expenses	1,458,543	187,003	8,257	1,653,803
Income before income taxes	$29,960	$85,770	$17,816	$133,546
Income before income taxes decreased by $63.2 million, or 47.3%, for the three months ended March 31, 2018, as compared to the same period in 2017. The decrease in income before income taxes was primarily due to unfavorable claims experience in the U.S. Traditional segment and changes in the value of the embedded derivatives associated with reinsurance treaties structured on a modco or funds withheld basis.
Traditional Reinsurance
Income before income taxes for the U.S. and Latin America Traditional segment decreased by $27.1 million, or 90.3%, for the three months ended March 31, 2018, as compared to the same period in 2017. The decrease is primarily due to unfavorable claims experience in the traditional individual mortality line of business and to a lesser extent, the group disability line of business.

Net premiums decreased $4.9 million, or 0.4%, for the three months ended March 31, 2018, as compared to the same period in 2017. The decrease was primarily due to the restructuring of a health treaty, which contributed $23.0 million to the decrease in net premiums. Largely offsetting this decrease was organic growth in traditional mortality and group businesses. The segment added new individual life business production, measured by face amount of insurance in force of $23.3 billion and $26.8 billion in the first three months of 2018 and 2017, respectively.
Net investment income increased $4.1 million, or 2.3%, for the three months ended March 31, 2018, as compared to the same period in 2017. The increase was due to higher variable income associated with the sale of a joint venture and limited partnership distributions. Investment related gains (losses), net decreased $0.3 million for the three months ended March 31, 2018, as compared to the same period in 2017.
Claims and other policy benefits as a percentage of net premiums (“loss ratios”) were 96.6% and 94.0% for the three months ended March 31, 2018 and 2017, respectively. The increase in the loss ratio in 2018 was primarily due to unfavorable claims experience in traditional individual mortality and group disability lines of business. Management believes the unfavorable individual life and group disability claims experience reflects normal volatility associated with the influenza season.
Interest credited expense remained flat for the three months ended March 31, 2018, as compared to the same period in 2017. Interest credited in this segment relates to amounts credited on cash value products which also have a significant mortality component. Income before income taxes is affected by the spread between the investment income and the interest credited on the underlying products.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 13.7% and 13.9% for the three months ended March 31, 2018 and 2017, respectively. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels within coinsurance-type arrangements. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary. Also, the mix of first year coinsurance business versus yearly renewable term business can cause the percentage to fluctuate from period to period.
Other operating expenses increased $2.1 million, or 6.7%, for the three months ended March 31, 2018, as compared to the same period in 2017. Other operating expenses as a percentage of net premiums were 2.6% and 2.4% for the three month periods ended March 31, 2018 and 2017, respectively. The expense ratio tends to fluctuate only slightly from period to period due to the maturity and scale of this segment.
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

The following table summarizes the asset-intensive results and quantifies the impact of these embedded derivatives for the periods presented. Revenues before certain derivatives, benefits and expenses before certain derivatives, and income before income taxes and certain derivatives should not be viewed as substitutes for GAAP revenues, GAAP benefits and expenses, and GAAP income before income taxes.

(dollars in thousands)	Three months ended March 31,
	2018	2017
Revenues:
Total revenues	$186,739	$272,773
Less:
Embedded derivatives – modco/funds withheld treaties	11,918	66,738
Guaranteed minimum benefit riders and related free standing derivatives	(4,588)	(6,895)
Revenues before certain derivatives	179,409	212,930
Benefits and expenses:
Total benefits and expenses	139,477	187,003
Less:
Embedded derivatives – modco/funds withheld treaties	3,073	28,942
Guaranteed minimum benefit riders and related free standing derivatives	794	(2,282)
Equity-indexed annuities	(13,268)	(11,443)
Benefits and expenses before certain derivatives	148,878	171,786
Income before income taxes:
Income before income taxes	47,262	85,770
Less:
Embedded derivatives – modco/funds withheld treaties	8,845	37,796
Guaranteed minimum benefit riders and related free standing derivatives	(5,382)	(4,613)
Equity-indexed annuities	13,268	11,443
Income before income taxes and certain derivatives	$30,531	$41,144
Embedded Derivatives - Modco/Funds Withheld Treaties - Represents the change in the fair value of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis. The fair value changes of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in benefits and expenses. The Company’s utilization of a credit valuation adjustment did not have a material effect on the change in fair value of these embedded derivatives for the three months ended March 31, 2018 and 2017.
The change in fair value of the embedded derivatives - modco/funds withheld treaties increased income before income taxes by $8.8 million and $37.8 million for the three months ended March 31, 2018 and 2017, respectively. The increase in income for the three months ended March 31, 2018 was primarily due to tightening credit spreads while the increase in income for the three months ended March 31, 2017 was primarily due to tightening credit spreads and a divergence in the interest rate swap curve relative to treasury rates.
Guaranteed Minimum Benefit Riders - Represents the impact related to guaranteed minimum benefits associated with the Company’s reinsurance of variable annuities. The fair value changes of the guaranteed minimum benefits along with the changes in fair value of the free standing derivatives (interest rate swaps, financial futures and equity options), purchased by the Company to substantially hedge the liability are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in benefits and expenses. The Company’s utilization of a credit valuation adjustment did not have a material effect on the change in fair value of these embedded derivatives for the three months ended March 31, 2018 and 2017.
The change in fair value of the guaranteed minimum benefits, after allowing for changes in the associated free standing derivatives, decreased income before income taxes by $5.4 million and $4.6 million for the three months ended March 31, 2018 and 2017, respectively. The decrease in income for the three months ended March 31, 2018 was primarily the result of interest rate movements. The decrease for the three months ended March 31, 2017 was primarily the result of lower policyholder lapses.

Equity-Indexed Annuities - Represents changes in the liability for equity-indexed annuities in excess of changes in account value, after adjustments for related deferred acquisition expenses. The change in fair value of embedded derivative liabilities associated with equity-indexed annuities increased income before income taxes by $13.3 million and $11.4 million for the three months ended March 31, 2018 and 2017, respectively.  The increase in income for the three months ended March 31, 2018 was due to lower policyholder lapses and withdrawals. The increase for the three months ended March 31, 2017 was primarily due to changes in the domestic equity markets.
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
Discussion and analysis before certain derivatives:
Income before income taxes and certain derivatives decreased by $10.6 million for the three months ended March 31, 2018, as compared to the same period in 2017. The decrease was primarily due to lower investment related gains (losses), net of the corresponding impact to deferred acquisition costs, associated with coinsurance and funds withheld portfolios. Funds withheld capital gains (losses) are reported in investment income.
Revenue before certain derivatives decreased by $33.5 million for the three months ended March 31, 2018, as compared to the same period in 2017. The decrease in the first quarter was primarily due to the change in fair value of equity options associated with the reinsurance of EIAs and lower investment related gains (losses) associated with coinsurance and funds withheld portfolios. The effect on investment income related to equity options is substantially offset by a corresponding change in interest credited.
Benefits and expenses before certain derivatives decreased by $22.9 million for the three months ended March 31, 2018, as compared to the same period in 2017. The decrease in the first quarter of 2018 was primarily due to lower interest credited associated with the reinsurance of EIAs in coinsurance and funds withheld portfolios. The effect on interest credited related to equity options is substantially offset by a corresponding change in investment income.
The invested asset base supporting this segment increased to $16.0 billion as of March 31, 2018 from $13.2 billion as of March 31, 2017. As of March 31, 2018, $4.1 billion of the invested assets were funds withheld at interest, of which greater than 90% is associated with one client.
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
Income before income taxes increased $2.3 million, or 13.2%, for the three months ended March 31, 2018, as compared to the same period in 2017. The increase was primarily due to growth from new transactions.
As of March 31, 2018 and 2017, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial structures was $13.3 billion and $10.6 billion, respectively. The increase was primarily due to a number of new transactions, as well as organic growth on existing transactions. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and therefore can fluctuate from period to period.

Canada Operations
The Company conducts reinsurance business in Canada primarily through RGA Canada, which assists clients with capital management activity and mortality and morbidity risk management. The Canada operations is primarily engaged in Traditional reinsurance, which consists mainly of traditional individual life reinsurance, as well as creditor, group life and health, critical illness and disability reinsurance. Creditor insurance covers the outstanding balance on personal, mortgage or commercial loans in the event of death, disability or critical illness and is generally shorter in duration than traditional individual life insurance. The Canada Financial Solutions segment consists of longevity and financial reinsurance.

(dollars in thousands)	Three months ended March 31,
	2018			2017
Revenues:	Traditional	Financial Solutions	Total Canada	Traditional	Financial Solutions	Total Canada
Net premiums	$252,723	$11,305	$264,028	$215,762	$9,410	$225,172
Investment income, net of related expenses	50,584	115	50,699	44,506	1,044	45,550
Investment related gains (losses), net	(731)	—	(731)	3,843	—	3,843
Other revenues	(257)	1,357	1,100	164	1,353	1,517
Total revenues	302,319	12,777	315,096	264,275	11,807	276,082
Benefits and expenses:
Claims and other policy benefits	212,825	9,115	221,940	191,052	7,619	198,671
Interest credited	5	—	5	4	—	4
Policy acquisition costs and other insurance expenses	57,032	96	57,128	45,682	144	45,826
Other operating expenses	8,750	375	9,125	8,209	452	8,661
Total benefits and expenses	278,612	9,586	288,198	244,947	8,215	253,162
Income before income taxes	$23,707	$3,191	$26,898	$19,328	$3,592	$22,920
Income before income taxes increased by $4.0 million, or 17.4%, for the three months ended March 31, 2018, as compared to the same period in 2017. The increase in income in the first three months of 2018 is primarily due to favorable traditional individual life mortality experience as compared to the same period in 2017 as well as a new in force block transaction entered into in 2018. A strengthening Canadian dollar resulted in an increase in income before income taxes of $1.6 million for the three months ended March 31, 2018, as compared to the same period in 2017.
Traditional Reinsurance
Income before income taxes for the Canada Traditional segment increased by $4.4 million, or 22.7%, for the three months ended March 31, 2018, as compared to the same period in 2017. The increase in income before income taxes in 2018 is primarily due to favorable traditional individual life mortality experience as well as a new in force block transaction entered into in 2018. A strengthening Canadian dollar resulted in an increase in income before income taxes of $1.4 million for the three months ended March 31, 2018, as compared to the same period in 2017.
Net premiums increased $37.0 million, or 17.1%, for the three months ended March 31, 2018, as compared to the same period in 2017. The increase in 2018 was primarily due to the aforementioned in force block transaction that increased insurance in force by $10.3 billion during the quarter. Foreign currency exchange fluctuation in the Canadian dollar resulted in an increase in net premiums of $10.8 million for the three months ended March 31, 2018, as compared to the same period in 2017.
Net investment income increased $6.1 million, or 13.7%, for the three months ended March 31, 2018, as compared to the same period in 2017. The increase in 2018 is primarily a result of an increase in the invested asset base due to growth in underlying business volume and an increase in investment yields from a higher level of variable investment income. Additionally, foreign currency exchange fluctuation in the Canadian dollar resulted in an increase in net investment income of $2.2 million for the three months ended March 31, 2018, as compared to the same period in 2017.
Investment related gains (losses), net decreased by $4.6 million, or 119.0%, for the three months ended March 31, 2018, as compared to the same period in 2017. The decrease in 2018 was primarily due to a decline in the fair market value of derivatives.
Loss ratios for this segment were 84.2% and 88.5% for the three months ended March 31, 2018 and 2017, respectively. The decrease in the loss ratio for the first quarter of 2018, as compared to the same period in 2017, is due to favorable traditional individual life mortality experience and the aforementioned in force block transaction, partially offset by unfavorable results on group business. Loss ratios for the traditional individual life mortality business were 91.3% and 102.4% for the first three months ended March 31, 2018 and 2017, respectively. Excluding creditor business, claims as a percentage of net premiums for this segment were 77.0% and 81.8% for the three months ended March 31, 2018 and 2017, respectively. Historically, the loss ratio increased primarily as the result of several large permanent level premium in force blocks assumed in 1997 and 1998. These blocks are mature blocks of long-term permanent level premium business in which mortality as a percentage of net premiums is expected to be higher than historical ratios. The nature of permanent level premium policies requires the Company to set up actuarial liabilities and invest the amounts received in excess of early-year claims costs to fund claims in later years when premiums, by design, continue to be level as compared to expected increasing mortality or claim costs. As such, investment income becomes a more significant component of profitability of these in force blocks. Excluding creditor business, claims and other policy benefits, as a percentage of net premiums and investment income were 75.3% and 81.9% for the three months ended March 31, 2018 and 2017, respectively.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 22.6% and 21.2% for the three months ended March 31, 2018 and 2017, respectively. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels and product mix. In addition, the amortization patterns of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary.
Other operating expenses increased by $0.5 million, or 6.6%, for the three months ended March 31, 2018, as compared to the same period in 2017. Other operating expenses as a percentage of net premiums were 3.5% and 3.8% for the three months ended March 31, 2018 and 2017, respectively.
Financial Solutions Reinsurance
Income before income taxes decreased by $0.4 million, or 11.2%, for the three months ended March 31, 2018, as compared to the same period in 2017. The decrease in income in the first three months was primarily due to a decrease in net investment income as a result of a decrease in the invested asset base partially offset by favorable experience on longevity business. A strengthening Canadian dollar resulted in an increase in income before income taxes of $0.2 million for the three months ended March 31, 2018, as compared to the same period in 2017.
Net premiums increased $1.9 million, or 20.1%, for the three months ended March 31, 2018, as compared to the same period in 2017. The increase was primarily due to longevity business, where the premium structure generally increases over time. A strengthening Canadian dollar resulted in an increase in net premiums of $0.5 million for the three months ended March 31, 2018, as compared to the same period in 2017.
Net investment income decreased $0.9 million, or 89.0%, for the three months ended March 31, 2018, as compared to the same period in 2017 primarily due to a decrease in the invested asset base.
Claims and other policy benefits increased $1.5 million, or 19.6%, for the three months ended March 31, 2018 as compared to the same period in 2017. The increase was primarily a result of normal aging of the longevity block of business.

Europe, Middle East and Africa Operations
The Europe, Middle East and Africa (“EMEA”) operations include business generated by its offices principally in the United Kingdom (“UK”), South Africa, France, Germany, Ireland, Italy, the Netherlands, Poland, Spain and the Middle East region. EMEA consists of two major segments: Traditional and Financial Solutions. The Traditional segment primarily provides reinsurance through yearly renewable term and coinsurance agreements on a variety of life, health and critical illness products. Reinsurance agreements may be facultative or automatic agreements covering primarily individual risks and, in some markets, group risks. The Financial Solutions segment consists of reinsurance and other transactions associated with longevity closed blocks, payout annuities, capital management solutions and financial reinsurance.

(dollars in thousands)	Three months ended March 31,
	2018			2017
Revenues:	Traditional	Financial Solutions	Total EMEA	Traditional	Financial Solutions	Total EMEA
Net premiums	$375,729	$47,979	$423,708	$304,672	$41,995	$346,667
Investment income, net of related expenses	15,764	31,932	47,696	12,720	29,681	42,401
Investment related gains (losses), net	9	3,352	3,361	7	4,575	4,582
Other revenues	2,280	4,880	7,160	687	3,738	4,425
Total revenues	393,782	88,143	481,925	318,086	79,989	398,075
Benefits and expenses:
Claims and other policy benefits	326,802	42,471	369,273	266,401	35,936	302,337
Interest credited	—	(2,652)	(2,652)	—	4,113	4,113
Policy acquisition costs and other insurance expenses	25,552	1,080	26,632	15,163	289	15,452
Other operating expenses	26,007	8,080	34,087	22,546	7,733	30,279
Total benefits and expenses	378,361	48,979	427,340	304,110	48,071	352,181
Income (loss) before income taxes	$15,421	$39,164	$54,585	$13,976	$31,918	$45,894

Income before income taxes increased by $8.7 million, or 18.9%, for the three months ended March 31, 2018, as compared to the same period in 2017. The increase in income before income taxes for the first three months was primarily due to foreign currency exchange fluctuations and favorable Financial Solutions performance in payout annuities. Foreign currency exchange fluctuations resulted in an increase in income before income taxes totaling $6.1 million for the three months ended March 31, 2018, as compared to the same period in 2017.
Traditional Reinsurance
Income before income taxes increased by $1.4 million, or 10.3%, for the three months ended March 31, 2018, as compared to the same period in 2017. The increase in income before income taxes was primarily due to foreign currency exchange fluctuations while favorable experience in group and health business was offset by unfavorable individual mortality and morbidity experience. Foreign currency exchange fluctuations resulted in an increase in income before income taxes totaling $1.8 million for the three months ended March 31, 2018, as compared to the same period in 2017.
Net premiums increased $71.1 million, or 23.3%, for the three months ended March 31, 2018, as compared to the same period in 2017. The increase in net premiums was primarily due to foreign currency exchange fluctuations as well as increased business volumes, primarily from individual mortality business in the UK and Middle East region. Foreign currency exchange fluctuations increased net premiums by $40.3 million for the three months ended March 31, 2018, as compared to the same period in 2017.
A portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage, primarily in the UK. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Net premiums earned from this coverage totaled $48.9 million and $46.0 million for the first three months of 2018 and 2017, respectively.
Net investment income increased $3.0 million, or 23.9%, for the three months ended March 31, 2018, as compared to the same period in 2017. The increase for the first three months of 2018 was primarily due to an increase in the invested asset base. Foreign currency exchange fluctuation resulted in an increase in net investment income of $1.7 million for the three months ended March 31, 2018, as compared to the same period in 2017.
Loss ratios for this segment were 87.0% and 87.4% for the three month periods ended March 31, 2018 and 2017, respectively. The slight decrease in the loss ratio for the first three months of 2018 is primarily due to changes in business mix, partially offset by slightly higher overall claim rates. Management views recent claims experience as normal short-term volatility that is inherent in the business.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 6.8% and 5.0% for the three months ended March 31, 2018 and 2017, respectively. These percentages fluctuate due to timing of client company reporting, variations in the mixture of business and the relative maturity of the business. Certain new treaties have included higher than average ceding allowances.
Other operating expenses increased $3.5 million, or 15.4%, for the three months ended March 31, 2018, as compared to the same period in 2017. The increase was primarily due to foreign currency exchange fluctuation, which resulted in an increase in operating expenses of $2.9 million for the three months ended March 31, 2018, as compared to the same period in 2017. Other operating expenses as a percentage of net premiums totaled 6.9% and 7.4% for the three months ended March 31, 2018 and 2017, respectively.
Financial Solutions Reinsurance
Income before income taxes increased by $7.2 million, or 22.7%, for the three months ended March 31, 2018, as compared to the same period in 2017. The increase in income before income taxes for the first three months was primarily due to foreign currency exchange fluctuations and favorable payout annuity and closed block longevity experience. Foreign currency exchange fluctuations resulted in an increase in income before income taxes totaling $4.3 million for the three months ended March 31, 2018, as compared to the same period in 2017.
Net premiums increased $6.0 million, or 14.2%, for the three months ended March 31, 2018, as compared to the same period in 2017. Net premiums increased primarily due to foreign currency exchange fluctuations and increased volumes related to closed block longevity business. Foreign currency exchange fluctuations increased net premiums by $5.4 million for the three months ended March 31, 2018, as compared to the same period in 2017.
Net investment income increased $2.3 million, or 7.6%, for the three months ended March 31, 2018, as compared to the same period in 2017. The increase was primarily due to an increase in the asset base related to new business and favorable foreign currency exchange fluctuation offset by a decrease in investment income related to unit-linked products. The effect on investment income related to unit-linked products is substantially offset by a corresponding change in interest credited. Foreign currency exchange fluctuation resulted in an increase in investment income of $3.4 million for the three months ended March 31, 2018, as compared to the same period in 2017.

Other revenues increased by $1.1 million, or 30.6%, for the three months ended March 31, 2018, as compared to the same period in 2017. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and, therefore, can fluctuate from period to period.
Claims and other policy benefits increased $6.5 million, or 18.2%, for the three months ended March 31, 2018, as compared to the same period in 2017. An increase in claims and other policy benefits was due primarily to foreign currency exchange fluctuations and increased payout annuity business volumes. Foreign currency exchange fluctuations increased claims and other policy benefits by $4.7 million for the three months ended March 31, 2018, as compared to the same period in 2017.
Interest credited expense decreased by $6.8 million for the three months ended March 31, 2018, as compared to the same period in 2017. Interest credited in this segment relates to amounts credited to the contractholders of unit-linked products. The effect on interest credited related to unit-linked products is substantially offset by a corresponding change in investment income.
Other operating expenses increased $0.3 million, or 4.5%, for the three months ended March 31, 2018, as compared to the same period in 2017. The increase is primarily due to foreign currency exchange fluctuation, which resulted in an increase in operating expenses of $1.0 million for the three months ended March 31, 2018, as compared to the same period in 2017.
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

(dollars in thousands)	Three months ended March 31,
	2018			2017
Revenues:	Traditional	Financial Solutions	Total Asia Pacific	Traditional	Financial Solutions	Total Asia Pacific
Net premiums	$589,513	$678	$590,191	$483,307	$1,526	$484,833
Investment income, net of related expenses	24,600	10,394	34,994	21,902	5,536	27,438
Investment related gains (losses), net	8	3,467	3,475	—	7,185	7,185
Other revenues	418	5,307	5,725	21	6,205	6,226
Total revenues	614,539	19,846	634,385	505,230	20,452	525,682
Benefits and expenses:
Claims and other policy benefits	495,194	4,468	499,662	355,439	6,495	361,934
Interest credited	—	6,394	6,394	—	2,997	2,997
Policy acquisition costs and other insurance expenses	58,782	1,197	59,979	72,857	1,917	74,774
Other operating expenses	37,676	3,766	41,442	35,246	3,171	38,417
Total benefits and expenses	591,652	15,825	607,477	463,542	14,580	478,122
Income before income taxes	$22,887	$4,021	$26,908	$41,688	$5,872	$47,560
Income before income taxes decreased by $20.7 million, or 43.4%, for the three months ended March 31, 2018, as compared to the same period in 2017. The decrease in income before income taxes for the first three months is primarily attributable to unfavorable claims experience and from new business mix. Foreign currency exchange fluctuations resulted in an increase to income before income taxes totaling $1.1 million for the three months ended March 31, 2018, as compared to the same period in 2017.
Traditional Reinsurance
Income before income taxes decreased by $18.8 million, or 45.1%, for the three months ended March 31, 2018, as compared to the same period in 2017. The decrease in income before income taxes in 2018 was primarily due to unfavorable claims experience and new business mix. Foreign currency exchange fluctuations resulted in an increase to income before income taxes totaling $1.0 million for the three months ended 2018, as compared to the same period in 2017.

Net premiums increased by $106.2 million, or 22.0%, for the three months ended March 31, 2018, as compared to the same period in 2017. The increase for the three month period in 2018 was driven by new business written in Asian markets. Foreign currency exchange fluctuations resulted in an increase in net premiums of $21.3 million for the three months ended March 31, 2018, as compared to the same period in 2017.
A portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Reinsurance of critical illness in the segment is offered primarily in South Korea, Australia and Hong Kong. Net premiums earned from this coverage totaled $235.7 million and $141.9 million for the three months ended March 31, 2018 and 2017, respectively.
Net investment income increased $2.7 million, or 12.3%, for the three months ended March 31, 2018, as compared to the same period in 2017. The increase was primarily due to an increase in the invested asset base. Foreign currency exchange fluctuations resulted in an increase in net investment income of $0.8 million for the three months ended March 31, 2018, as compared to the same period in 2017.
Loss ratios for this segment were 84.0% and 73.5% for the three months ended March 31, 2018 and 2017, respectively. The increase in the loss ratio for the first three months of 2018 was primarily due to unfavorable claims experience in Australia and several Asian markets. The loss ratio in 2017 reflected favorable claims experience in several markets.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 10.0% and 15.1% for the three months ended March 31, 2018 and 2017, respectively. The ratio of policy acquisition costs and other insurance expenses as a percentage of net premiums fluctuates periodically due to timing of client company reporting and variations in the mixture of business. The decrease in the current quarter is primarily due to the true-up of allowances based on updated client reporting.
Other operating expenses increased $2.4 million or 6.9%, for the three months ended March 31, 2018, as compared to the same period in 2017 mainly due to higher compensation and employee related expenses. Foreign currency exchange fluctuations resulted in an increase in other operating expenses of $1.4 million for the three months ended March 31, 2018, as compared to the same period in 2017. Other operating expenses as a percentage of net premiums totaled 6.4% and 7.3% for the three months ended March 31, 2018 and 2017, respectively. The timing of premium flows and the level of costs associated with development of new markets within the segment may cause other operating expenses as a percentage of net premiums to fluctuate from period to period.
Financial Solutions Reinsurance
Income before income taxes decreased by $1.9 million, or 31.5%, for the three months ended March 31, 2018, as compared to the same period in 2017. The decrease in income before income taxes is primarily attributable to a decline in investment related gains (losses) in the first three months of 2018 as compared to the same period in 2017. Foreign currency exchange fluctuations increased income before income taxes by $0.1 million for the three months ended March 31, 2018, as compared to the same period in 2017.
Net premiums decreased $0.8 million, or 55.6%, for the three months ended March 31, 2018, as compared to the same period in 2017. The decrease was primarily due to policy lapses on a closed treaty in Japan.
Net investment income increased $4.9 million, or 87.8%, for the three months ended March 31, 2018, as compared to the same period in 2017. The increase is primarily driven by growth in invested asset base from new transactions. Foreign currency exchange fluctuation resulted in an increase in net investment income of $0.2 million for the three months ended March 31, 2018, as compared to the same period in 2017.
Other revenues decreased by $0.9 million, or 14.5%, for the three months ended March 31, 2018, as compared to the same period in 2017. The decrease is primarily due to foreign currency gains recorded in the first three months of 2017. As of March 31, 2018 and 2017, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures was $2.6 billion and $1.5 billion, respectively. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and, therefore, can fluctuate from period to period.
Claims and other policy benefits decreased by $2.0 million, or 31.2%, for the three months ended March 31, 2018, as compared to the same period in 2017. This decrease is attributable to lower lapses on the aforementioned closed treaty in Japan.
Interest credited expense increased by $3.4 million, or 113.3%, for the three months ended March 31, 2018, as compared to the same period in 2017. The increase is primarily driven by growth from new asset-intensive transactions.
Other operating expenses increased $0.6 million, or 18.8%, for the three months ended March 31, 2018, as compared to the same period in 2017. The timing of premium flows and the level of costs associated with the entrance into and development of new markets within the segment may cause other operating expenses to fluctuate from period to period.

Corporate and Other
Corporate and Other revenues primarily include investment income from unallocated invested assets and investment related gains and losses. Corporate and Other expenses consist of the offset to capital charges allocated to the operating segments within the policy acquisition costs and other insurance income line item, unallocated overhead and executive costs, interest expense related to debt, and the investment income and expense associated with the Company’s collateral finance and securitization transactions. Additionally, Corporate and Other includes results from certain wholly-owned subsidiaries, such as RGAx, and joint ventures that, among other activities, develop and market technology, and provide consulting and outsourcing solutions for the insurance and reinsurance industry.

(dollars in thousands)	Three months ended March 31,
	2018	2017
Revenues:
Net premiums	$10	$44
Investment income, net of related expenses	40,146	31,163
Investment related gains (losses), net	(8,934)	(14,823)
Other revenues	8,033	5,168
Total revenues	39,255	21,552
Benefits and expenses:
Claims and other policy benefits	320	27
Interest credited	2,210	1,124
Policy acquisition costs and other insurance income	(30,512)	(27,067)
Other operating expenses	62,960	40,372
Interest expense	37,454	42,402
Collateral finance and securitization expense	7,602	6,770
Total benefits and expenses	80,034	63,628
Loss before income taxes	$(40,779)	$(42,076)
Loss before income taxes decreased by $1.3 million, or 3.1%, for the three months ended March 31, 2018, as compared to the same period in 2017. The decrease in loss before income taxes in the first quarter is primarily due to increases in investment income, investment related gains (losses), net and lower interest expense partially offset by an increase in other operating expenses.
Total revenues increased by $17.7 million, or 82.1%, for the three months ended March 31, 2018, as compared to the same period in 2017. The increase for the first three months is primarily due to increases of $9.0 million in investment income, related to an increase in unallocated invested assets and higher investment yields, as well as a $5.9 million reduction in investment related losses. The decrease in investment related losses, net was primarily caused by a $14.1 million reduction in other-than-temporary impairments on fixed maturity securities, which was offset by a $4.2 million change in fair value of equity securities and a $3.0 million increase in net losses on the sale of securities. In addition, the Company’s January 2018 acquisition of LOGiQ3 Inc., a group of companies providing technology, consulting and outsourcing solutions primarily to the North American life insurance and reinsurance industry, contributed $2.9 million to other revenues in the current quarter.
Total benefits and expenses increased by $16.4 million, or 25.8%, for the three months ended March 31, 2018, as compared to the same period in 2017. The increase in the first three months is primarily due to a $22.6 million increase in other operating expenses, offset by a decrease of $4.9 million in interest expense. The increase in operating expenses was primarily related to increased consulting expenses and compensation expense due to increased compliance costs, strategic initiatives and acquisitions. The aforementioned acquisition of LOGiQ3 Inc. contributed $4.7 million of other operating expenses in the current quarter. The decrease in interest expense was primarily due to the repayment of $300.0 million of long-term debt in 2017.
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
Current Market Environment
The current low interest rate environment in select markets, primarily the U.S. and Canada, continues to put downward pressure on the Company's investment yield. The Company’s average investment yield, excluding spread business, for the three months ended March 31, 2018 was 4.46%, five basis points above the same period in 2017. The Company’s insurance liabilities, in particular its annuity products, are sensitive to changing market factors. Gross unrealized gains on fixed maturity securities available-for-sale decreased from $2,982.8 million at December 31, 2017 to $2,413.0 million at March 31, 2018. Similarly, gross unrealized losses increased from $113.3 million at December 31, 2017 to $381.5 million at March 31, 2018.
The Company continues to be in a position to hold any investment security showing an unrealized loss until recovery, provided it remains comfortable with the credit of the issuer. As indicated above, gross unrealized gains on fixed maturity securities of $2,413.0 million remain well in excess of gross unrealized losses of $381.5 million as of March 31, 2018. The Company does not rely on short-term funding or commercial paper and to date it has experienced no liquidity pressure, nor does it anticipate such pressure in the foreseeable future.
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

	Three months ended March 31,
	2018	2017
Interest expense	$45,444	$50,221
Capital contributions to subsidiaries	11,000	7,500
Dividends to shareholders	32,241	26,381
Interest and dividend income	31,547	26,073

	March 31, 2018	December 31, 2017
Cash and invested assets	$677,956	$779,996
See Item 15, Schedule II - “Condensed Financial Information of the Registrant” in the 2017 Annual Report for additional financial information related to RGA.
The undistributed earnings of substantially all of the Company’s foreign subsidiaries have been reinvested indefinitely in those non-U.S. operations, as described in Note 9 - “Income Tax” of the Notes to Consolidated Financial Statements in the 2017 Annual Report. As U.S. Tax Reform generally eliminates U.S. federal income taxes on dividends from foreign subsidiaries, the Company does not expect to incur material income taxes if these funds are repatriated.
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

In April 2018, RGA’s board of directors declared a quarterly dividend of $0.50 per share. All future payments of dividends are at the discretion of RGA’s board of directors and will depend on the Company’s earnings, capital requirements, insurance regulatory conditions, operating conditions, and other such factors as the board of directors may deem relevant. The amount of dividends that RGA can pay will depend in part on the operations of its reinsurance subsidiaries. See Note 3 - “Equity” in the Notes to Condensed Consolidated Financial Statements for information on the Company’s share repurchase program.
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

As of March 31, 2018 and December 31, 2017, the Company had $2.8 billion in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. As of March 31, 2018 and December 31, 2017, the average interest rate on long-term debt outstanding was 5.24%. The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, available liquidity at the holding company, and the Company’s ability to raise additional funds.
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
The Company may borrow up to $850.0 million in cash and obtain letters of credit in multiple currencies on its revolving credit facility that matures in September 2019. As of March 31, 2018, the Company had no cash borrowings outstanding and $80.9 million in issued, but undrawn, letters of credit under this facility.
Based on the historic cash flows and the current financial results of the Company, management believes RGA’s cash flows will be sufficient to enable RGA to meet its obligations for at least the next 12 months.
Credit and Committed Facilities
At March 31, 2018, the Company maintained an $850.0 million syndicated revolving credit facility and certain committed letter of credit facilities aggregating $1,275.8 million. See Note 13 - “Debt” in the Notes to Consolidated Financial Statements in the 2017 Annual Report for further information about these facilities.
The Company has obtained bank letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions similar to those described in the “Debt” discussion above. At March 31, 2018, there were approximately $110.8 million of outstanding bank letters of credit in favor of third parties. Additionally, in accordance with applicable regulations, the Company utilizes letters of credit to secure statutory reserve credits when it retrocedes business to its affiliated subsidiaries. The Company cedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions, such as the U.S. and the UK. The Company believes the capital required to support the business in the affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of March 31, 2018, $1.7 billion in letters of credit from various banks were outstanding, but undrawn, backing reinsurance between the various subsidiaries of the Company.
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
Additional sources of liquidity to meet unexpected cash outflows in excess of operating cash inflows and current cash and equivalents on hand include selling short-term investments or fixed maturity securities and drawing funds under a revolving credit facility, under which the Company had availability of $769.1 million as of March 31, 2018. The Company also has $1.1 billion of funds available through collateralized borrowings from the FHLB as of March 31, 2018. As of March 31, 2018, the Company could have borrowed these additional amounts without violating any of its existing debt covenants.
The Company’s principal cash outflows relate to the payment of claims liabilities, interest credited, operating expenses, income taxes, dividends to shareholders, purchases of treasury stock, and principal and interest under debt and other financing obligations. The Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage and coinsurance contracts (See Note 2, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in the 2017 Annual Report). The Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance. The Company has never experienced a material default in connection with retrocession arrangements, nor has it experienced any difficulty in collecting claims recoverable from retrocessionaires; however, no assurance can be given as to the future performance of such retrocessionaires nor to the recoverability of future claims. The Company’s management believes its current sources of liquidity are adequate to meet its cash requirements for the next 12 months.
Summary of Primary Sources and Uses of Liquidity and Capital
The Company’s primary sources and uses of liquidity and capital are summarized as follows:

	For the three months ended March 31,
	2018	2017
	(Dollars in thousands)
Sources:
Net cash provided by operating activities	$223,749	$417,365
Exercise of stock options, net	1,163	1,719
Change in cash collateral for derivative positions and other arrangements	19,537	—
Cash provided by changes in universal life and other
investment type policies and contracts	—	1,066
Effect of exchange rate changes on cash	21,989	18,833
Total sources	266,438	438,983

Uses:
Net cash provided by (used in) investing activities	(76,550)	110,967
Dividends to stockholders	32,241	26,381
Repayment of collateral finance and securitization notes	27,104	16,908
Principal payments of long-term debt	662	300,636
Purchases of treasury stock	2,616	3,067
Change in cash collateral for derivative positions and other arrangements	—	3,628
Cash used for changes in universal life and other
investment type policies and contracts	73,482	—
Total uses	59,555	461,587
Net change in cash and cash equivalents	$206,883	$(22,604)
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
Contractual Obligations
There were no material changes in the Company’s contractual obligations from those reported in the 2017 Annual Report.
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
The Company’s liquidity position (cash and cash equivalents and short-term investments) was $1,640.8 million and $1,396.8 million at March 31, 2018 and December 31, 2017, respectively. Cash and cash equivalents includes cash collateral received from derivative counterparties of $188.4 million and $185.9 million as of March 31, 2018 and December 31, 2017, respectively. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in other liabilities in the Company’s condensed consolidated balance sheets. Liquidity needs are determined from valuation analyses conducted by operational units and are driven by product portfolios. Periodic evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.
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
The Company is a member of the FHLB and holds $68.9 million of FHLB common stock, which is included in other invested assets on the Company’s condensed consolidated balance sheets. Membership provides the Company access to borrowing arrangements (“advances”) and funding agreements, discussed below, with the FHLB. The Company did not have any advances from the FHLB at March 31, 2018 and December 31, 2017. The Company had no outstanding balance of advances for the first three months of 2018. The Company’s average outstanding balance of advances was $3.1 million for the first three months of 2017. Interest on advances is reflected in interest expense on the Company’s condensed consolidated statements of income.
In addition, the Company has also entered into funding agreements with the FHLB under guaranteed investment contracts whereby the Company has issued the funding agreements in exchange for cash and for which the FHLB has been granted a blanket lien on the Company’s commercial and residential mortgage-backed securities and commercial mortgage loans used to collateralize the Company’s obligations under the funding agreements. The Company maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreements represented by this blanket lien provide that upon any event of default by the Company, the FHLB’s recovery is limited to the amount of the Company’s liability under the outstanding funding agreements. The amount of the Company’s liability for the funding agreements with the FHLB under guaranteed investment contracts was $1.4 billion at both March 31, 2018 and December 31, 2017, which is included in interest sensitive contract liabilities on the Company’s condensed consolidated balance sheets. The advances on these agreements are collateralized primarily by commercial and residential mortgage-backed securities, commercial mortgage loans, and U.S. Treasury and government agency securities. The amount of collateral exceeds the liability and is dependent on the type of assets collateralizing the guaranteed investment contracts.

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
Portfolio Composition
The Company had total cash and invested assets of $53.0 billion at March 31, 2018 and December 31, 2017, as illustrated below (dollars in thousands):

	March 31, 2018	% of Total	December 31, 2017	% of Total
Fixed maturity securities, available-for-sale	$37,945,260	71.6%	$38,150,820	71.9%
Equity securities	103,983	0.2	100,152	0.2
Mortgage loans on real estate	4,437,994	8.4	4,400,533	8.3
Policy loans	1,346,930	2.5	1,357,624	2.6
Funds withheld at interest	6,005,892	11.3	6,083,388	11.5
Short-term investments	130,430	0.2	93,304	0.2
Other invested assets	1,512,147	2.9	1,505,332	2.8
Cash and cash equivalents	1,510,407	2.9	1,303,524	2.5
Total cash and invested assets	$52,993,043	100.0%	$52,994,677	100.0%
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

	Three months ended March 31,
	2018	2017	Increase/ (Decrease)
Average invested assets at amortized cost	$27,024,934	$25,212,377	7.2%
Net investment income	296,473	273,208	8.5%
Investment yield (ratio of net investment income to average invested assets)	4.46%	4.41%	5 bps

Investment yield increased for the three months ended March 31, 2018 in comparison to the same period in the prior year primarily due to increased income from real estate joint ventures and limited partnership investments, which are included in other invested assets on the condensed consolidated balance sheets.
Fixed Maturity and Equity Securities Available-for-Sale
See “Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables that provide the amortized cost, unrealized gains and losses, estimated fair value of these securities, and the other-than-temporary impairments in AOCI by sector as of March 31, 2018 and December 31, 2017.

The Company holds various types of fixed maturity securities available-for-sale and classifies them as corporate securities (“Corporate”), Canadian and Canadian provincial government securities (“Canadian government”), residential mortgage-backed securities (“RMBS”), asset-backed securities (“ABS”), commercial mortgage-backed securities (“CMBS”), U.S. government and agencies (“U.S. government”), state and political subdivisions, and other foreign government, supranational and foreign government-sponsored enterprises (“Other foreign government”). As of March 31, 2018 and December 31, 2017, approximately 95.5% and 95.6%, respectively, of the Company’s consolidated investment portfolio of fixed maturity securities were investment grade.
Important factors in the selection of investments include diversification, quality, yield, call protection and total rate of return potential. The relative importance of these factors is determined by market conditions and the underlying reinsurance liability and existing portfolio characteristics. The largest asset class in which fixed maturity securities were invested was corporate securities, which represented approximately 61.9% and 60.9% of total fixed maturity securities as of March 31, 2018 and December 31, 2017, respectively. See “Corporate Fixed Maturity Securities” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables showing the major industry types, which comprise the corporate fixed maturity holdings at March 31, 2018 and December 31, 2017.
As of March 31, 2018, the Company’s investments in Canadian and Canadian provincial government securities represented 10.8% of the fair value of total fixed maturity securities compared to 11.1% of the fair value of total fixed maturities at December 31, 2017. These assets are primarily high quality, long duration provincial strips, the valuation of which is closely linked to the interest rate curve. These assets are longer in duration and held primarily for asset/liability management to meet Canadian regulatory requirements. See “Fixed Maturity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables showing the various sectors as of March 31, 2018 and December 31, 2017.
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
The quality of the Company’s available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity security portfolio, at March 31, 2018 and December 31, 2017 was as follows (dollars in thousands):

		March 31, 2018			December 31, 2017
NAIC Designation	Rating Agency Designation	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
1	AAA/AA/A	$23,699,901	$25,416,105	67.0%	$23,534,574	$25,762,103	67.5%
2	BBB	10,502,621	10,816,607	28.5	10,115,008	10,709,170	28.1
3	BB	1,209,542	1,211,330	3.2	1,139,200	1,173,639	3.1
4	B	439,444	439,736	1.2	408,990	420,284	1.1
5	CCC and lower	45,617	43,929	0.1	78,143	79,747	0.2
6	In or near default	16,580	17,553	—	5,497	5,877	—
	Total	$35,913,705	$37,945,260	100.0%	$35,281,412	$38,150,820	100.0%

The Company’s fixed maturity portfolio includes structured securities. The following table shows the types of structured securities the Company held at March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018		December 31, 2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
RMBS:
Agency	$861,908	$861,214	$878,559	$896,977
Non-agency	929,099	925,934	816,567	822,903
Total RMBS	1,791,007	1,787,148	1,695,126	1,719,880
CMBS	1,281,452	1,281,933	1,285,594	1,303,387
ABS	1,727,810	1,734,722	1,634,758	1,648,362
Total	$4,800,269	$4,803,803	$4,615,478	$4,671,629

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
The Company’s ABS include credit card receivables, railcar leasing, student loans, single-family rentals, home equity loans and collateralized debt obligations (primarily collateralized loan obligations). The Company owns floating rate securities that represent approximately 14.7% and 13.8% of the total fixed maturity securities at March 31, 2018 and December 31, 2017, respectively. These investments have a higher degree of income variability than the other fixed income holdings in the portfolio due to the floating rate nature of the interest payments. The Company holds these investments to match specific floating rate liabilities primarily reflected in the condensed consolidated balance sheets as collateral finance notes, as well as to enhance asset management strategies. In addition to the risks associated with floating rate securities, principal risks in holding asset-backed securities are structural, credit and capital market risks. Structural risks include the securities’ cash flow priority in the capital structure and the inherent prepayment sensitivity of the underlying collateral. Credit risks include the adequacy and ability to realize proceeds from the collateral. Credit risks are mitigated by credit enhancements which include excess spread, over-collateralization and subordination. Capital market risks include general level of interest rates and the liquidity for these securities in the marketplace.
The Company monitors its fixed maturity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, the length of time and the extent to which the market value has been below amortized cost, compliance with covenants, general market and industry sector conditions, current intent and ability to hold securities, and various other subjective factors. Based on management’s judgment, securities determined to have an other-than-temporary impairment in value are written down to fair value. See “Investments – Other-than-Temporary Impairment” in Note 2 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in the 2017 Annual Report for additional information. The table below summarizes other-than-temporary impairments and changes in the mortgage loan provision for the three months ended March 31, 2018 and 2017 (dollars in thousands).

	Three months ended March 31,
	2018	2017
Impairment losses on fixed maturity securities	$—	$17,189
Other impairment losses	828	(2)
Change in mortgage loan provision	(516)	101
Total	$312	$17,288
There were no fixed maturity impairments for the three months ended March 31, 2018. The fixed maturity impairments for the three months ended March 31, 2017 were largely related to high-yield corporate securities. In addition, other impairment losses for the three months ended March 31, 2018 were primarily due to impairments on real estate joint ventures.

At March 31, 2018 and December 31, 2017, the Company had $381.5 million and $113.3 million, respectively, of gross unrealized losses related to its fixed maturity securities. The distribution of the gross unrealized losses related to these securities is shown below.

	March 31, 2018	December 31, 2017
Sector:
Corporate	63.0%	48.8%
Canadian government	0.8	1.5
RMBS	7.2	10.5
ABS	2.5	4.6
CMBS	3.2	4.3
U.S. government	15.6	19.4
State and political subdivisions	2.1	3.8
Other foreign government	5.6	7.1
Total	100.0%	100.0%
Industry:
Finance	22.5%	15.8%
Asset-backed	2.5	4.6
Industrial	35.3	30.0
Mortgage-backed	10.4	14.8
Government	24.1	31.8
Utility	5.2	3.0
Total	100.0%	100.0%
See “Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the total gross unrealized losses for these securities at March 31, 2018 and December 31, 2017, respectively, where the estimated fair value had declined and remained below amortized cost by less than 20% or more than 20%.
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
See “Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables that present the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for these securities that have estimated fair values below amortized cost, by class and grade security, as well as the length of time the related market value has remained below amortized cost as of March 31, 2018 and December 31, 2017.
As of March 31, 2018 and December 31, 2017, the Company classified approximately 5.8% and 5.9%, respectively, of its fixed maturity securities in the Level 3 category (refer to Note 6 – “Fair Value of Assets and Liabilities” in the Notes to Condensed Consolidated Financial Statements for additional information). These securities primarily consist of private placement corporate securities, bank loans, Canadian provincial strips, below investment grade mortgage-backed securities, collateralized loan obligations and subprime asset-backed securities with inactive trading markets.
See “Securities Borrowing and Other” in Note 4 - “Investments” in the Notes to Condensed Consolidated Financial Statements for information related to the Company’s securities borrowing, repurchase and repurchase/reverse repurchase programs.
Mortgage Loans on Real Estate
Mortgage loans represented approximately 8.4% and 8.3% of the Company’s cash and invested assets as of March 31, 2018 and December 31, 2017, respectively. The Company’s mortgage loan portfolio consists of U.S. and Canadian based investments primarily in commercial offices, light industrial properties and retail locations. The mortgage loan portfolio is diversified by geographic region and property type. Additional information on geographic concentration and property type can be found under “Mortgage Loans on Real Estate” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements.

As of March 31, 2018 and December 31, 2017, the Company’s mortgage loans, gross of unamortized deferred loan origination fees and expenses and valuation allowances, were distributed geographically as follows (dollars in thousands):

	March 31, 2018		December 31, 2017
	Recorded Investment	% of Total	Recorded Investment	% of Total
U.S. Region:
Pacific	$1,266,368	28.5%	$1,258,753	28.6%
South Atlantic	911,960	20.5	896,117	20.3
Mountain	662,903	14.9	694,324	15.7
East North Central	529,707	11.9	527,316	11.9
West North Central	316,837	7.1	309,326	7.0
West South Central	395,543	8.9	387,151	8.8
Middle Atlantic	156,010	3.5	137,600	3.1
East South Central	96,375	2.2	96,887	2.2
New England	5,691	0.1	5,700	0.1
Subtotal - U.S.	4,341,394	97.6	4,313,174	97.7
Canada	108,897	2.4	99,997	2.3
Total	$4,450,291	100.0%	$4,413,171	100.0%
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
Policy Loans
Policy loans comprised approximately 2.5% and 2.6% of the Company’s cash and invested assets as of March 31, 2018 and December 31, 2017, respectively, the majority of which are associated with one client. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. The Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.
Funds Withheld at Interest
Funds withheld at interest comprised approximately 11.3% and 11.5% of the Company’s cash and invested assets as of March 31, 2018 and December 31, 2017. For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company, and are reflected as funds withheld at interest on the Company’s condensed consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances against amounts owed by the ceding company. Interest accrues to the total funds withheld at interest assets at rates defined by the treaty terms. Additionally, under certain treaties the Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had an average financial strength rating of “A” at March 31, 2018 and December 31, 2017. Certain ceding companies maintain segregated portfolios for the benefit of the Company.
Other Invested Assets
Other invested assets include limited partnership interests, joint ventures (other than operating joint ventures), equity release mortgages, derivative contracts, FVO contractholder-directed unit-linked investments, and FHLB common stock. Other invested assets represented approximately 2.9% and 2.8% of the Company’s cash and invested assets as of March 31, 2018 and December 31, 2017, respectively. See “Other Invested Assets” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the carrying value of the Company’s other invested assets by type as of March 31, 2018 and December 31, 2017.

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
See Note 5 - “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the notional amounts and fair value of investment related derivative instruments held at March 31, 2018 and December 31, 2017.
The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value at the reporting date plus or minus any collateral posted or held by the Company. The Company had no credit exposure related to its derivative contracts, excluding futures and mortality swaps, at March 31, 2018 and December 31, 2017, as the net amount of collateral pledged to the Company from counterparties exceeded the fair value of the derivative contracts.
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
Risk Categories
The Company groups its risks into the following categories: Insurance risk, Market and Credit risk, Capital risk, Operational risk and Strategic risk. Specific risk assessments and descriptions can be found below and in Item 1A – “Risk Factors” of the 2017 Annual Report.
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
Variable Annuities
The Company reinsures variable annuities including those with guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”) and guaranteed minimum withdrawal benefits (“GMWB”). Strong equity markets, increases in interest rates and decreases in equity market volatility will generally decrease the fair value of the liabilities underlying the benefits. Conversely, a decrease in the equity markets along with a decrease in interest rates and an increase in equity market volatility will generally result in an increase in the fair value of the liabilities underlying the benefits, which has the effect of increasing reserves and lowering earnings. The Company maintains a customized dynamic hedging program that is designed to substantially mitigate the risks associated with income volatility around the change in reserves on guaranteed benefits, ignoring the Company’s own credit risk assessment. However, the hedge positions may not fully offset the changes in the carrying value of the guarantees due to, among other things, time lags, high levels of volatility in the equity and derivative markets, extreme swings in interest rates, unexpected contract holder behavior, and divergence between the performance of the underlying funds and hedging indices. These factors, individually or collectively, may have a material adverse effect on the Company’s net income, financial condition or liquidity. The table below provides a summary of variable annuity account values and the fair value of the guaranteed benefits as of March 31, 2018 and December 31, 2017.

(dollars in millions)	March 31, 2018	December 31, 2017
No guarantee minimum benefits	$890	$950
GMDB only	178	182
GMIB only	23	24
GMAB only	16	22
GMWB only	1,299	1,366
GMDB / WB	327	343
Other	28	31
Total variable annuity account values	$2,761	$2,918
Fair value of liabilities associated with living benefit riders	$138	$152
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
Generally, RGA’s insurance subsidiaries retrocede amounts in excess of their retention to certain other RGA insurance subsidiaries. External retrocessions are arranged through the Company’s retrocession pools for amounts in excess of its retention. As of March 31, 2018, all retrocession pool members in this excess retention pool rated by the A.M. Best Company were rated “A-” or better. A rating of “A-” is the fourth highest rating out of sixteen possible ratings. For a majority of the retrocessionaires that were not rated, letters of credit or trust assets have been given as additional security. In addition, the Company performs annual financial and in force reviews of its retrocessionaires to evaluate financial stability and performance.
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
Strategy Risk
Strategy risk is the risk related to the design and execution of the Company’s strategic plan, including risks associated with merger and acquisition activity. Strategy risks are addressed by a multi-year planning process, regular business unit level assessments of strategy execution and active benchmarking of key performance and risk indicators across the Company’s portfolios of businesses. The Company’s risk appetites and limits are set consistently with strategic objectives.
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
New Accounting Standards
See Note 12 — “New Accounting Standards” in the Notes to Condensed Consolidated Financial Statements.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in the Company’s quantitative or qualitative aspects of market risk during the quarter ended March 31, 2018 from that disclosed in the 2017 Annual Report. See “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market and Credit Risk”, which is included herein, for additional information.
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
There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.  Risk Factors
There were no material changes from the risk factors disclosed in the 2017 Annual Report.
ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes RGA’s repurchase activity of its common stock during the quarter ended March 31, 2018:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program
January 1, 2018 - January 31, 2018	12,549	$161.74	—	$373,103,074
February 1, 2018 - February 28, 2018	3,140	$153.35	—	$373,103,074
March 1, 2018 - March 31, 2018	662	$158.64	—	$373,103,074

(1)
RGA had no repurchases of common stock under its share repurchase program during January, February and March 2018. The Company net settled certain equity incentive awards - issuing 33,712, 8,812 and 3,929 shares from treasury and repurchasing from recipients 12,549, 3,140 and 662 shares in January, February and March, respectively, in settlement of income tax withholding requirements incurred by the recipients of such equity incentive awards.

On January 26, 2017, RGA’s board of directors authorized a share repurchase program, with no expiration date, for up to $400.0 million of RGA’s outstanding common stock.
ITEM 6.  Exhibits
See index to exhibits.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K filed November 25, 2008

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K filed July 18, 2014

10.1	Form of Performance Contingent Share Agreement under RGA Flexible Stock Plan, as amended and restated effective May 23, 2017*

10.2	Form of Stock Appreciation Right Award Agreement under RGA Flexible Stock Plan, as amended and restated effective May 23, 2017*

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Represents a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Reinsurance Group of America, Incorporated
Date: May 4, 2018	By:	/s/ Anna Manning
Anna Manning
President & Chief Executive Officer
(Principal Executive Officer)
Date: May 4, 2018	By:	/s/ Todd C. Larson
Todd C. Larson
Senior Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)