Form 10-Q
period 2018-06-30
REINSURANCE GROUP OF AMERICA INC
filed 2018-08-03
CIK 898174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒     Accelerated filer ☐     Non-accelerated filer ☐
Smaller reporting company ☐     Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of July 31, 2018, 63,656,444 shares of the registrant’s common stock were outstanding.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2018	December 31, 2017
	(Dollars in thousands, except share data)
Assets
Fixed maturity securities available-for-sale, at fair value (amortized cost $35,233,970 and $35,281,412)	$36,784,954	$38,150,820
Equity securities, at fair value (cost $121,744 and $102,841)	108,070	100,152
Mortgage loans on real estate (net of allowances of $9,706 and $9,384)	4,558,669	4,400,533
Policy loans	1,339,252	1,357,624
Funds withheld at interest	5,981,092	6,083,388
Short-term investments	123,028	93,304
Other invested assets	1,605,562	1,505,332
Total investments	50,500,627	51,691,153
Cash and cash equivalents	1,397,679	1,303,524
Accrued investment income	400,160	392,721
Premiums receivable and other reinsurance balances	2,617,382	2,338,481
Reinsurance ceded receivables	789,429	782,027
Deferred policy acquisition costs	3,205,667	3,239,824
Other assets	855,553	767,088
Total assets	$59,766,497	$60,514,818
Liabilities and Stockholders’ Equity
Future policy benefits	$22,286,622	$22,363,241
Interest-sensitive contract liabilities	16,513,668	16,227,642
Other policy claims and benefits	5,334,210	4,992,074
Other reinsurance balances	412,846	488,739
Deferred income taxes	2,009,514	2,198,309
Other liabilities	1,094,826	1,102,975
Long-term debt	2,788,111	2,788,365
Collateral finance and securitization notes	724,998	783,938
Total liabilities	51,164,795	50,945,283
Commitments and contingent liabilities (See Note 8)
Stockholders’ Equity:
Preferred stock - par value $.01 per share, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock - par value $.01 per share, 140,000,000 shares authorized, 79,137,758 shares issued at June 30, 2018 and December 31, 2017	791	791
Additional paid-in capital	1,887,336	1,870,906
Retained earnings	6,952,170	6,736,265
Treasury stock, at cost - 15,465,272 and 14,685,663 shares	(1,243,566)	(1,102,058)
Accumulated other comprehensive income	1,004,971	2,063,631
Total stockholders’ equity	8,601,702	9,569,535
Total liabilities and stockholders’ equity	$59,766,497	$60,514,818
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenues:	(Dollars in thousands, except per share data)
Net premiums	$2,594,460	$2,480,451	$5,177,011	$4,846,147
Investment income, net of related expenses	528,061	518,538	1,044,390	1,032,902
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(3,350)	(3,401)	(3,350)	(20,590)
Other investment related gains (losses), net	(7,222)	59,696	(7,692)	137,408
Total investment related gains (losses), net	(10,572)	56,295	(11,042)	116,818
Other revenues	83,959	73,992	159,256	142,149
Total revenues	3,195,908	3,129,276	6,369,615	6,138,016
Benefits and Expenses:
Claims and other policy benefits	2,279,593	2,164,363	4,641,694	4,270,508
Interest credited	109,327	115,285	189,776	222,969
Policy acquisition costs and other insurance expenses	320,276	319,832	677,178	699,221
Other operating expenses	194,959	154,356	386,233	312,862
Interest expense	37,025	29,352	74,479	71,754
Collateral finance and securitization expense	7,440	6,773	15,042	13,543
Total benefits and expenses	2,948,620	2,789,961	5,984,402	5,590,857
Income before income taxes	247,288	339,315	385,213	547,159
Provision for income taxes	42,914	107,125	80,609	169,457
Net income	$204,374	$232,190	$304,604	$377,702
Earnings per share:
Basic earnings per share	$3.19	$3.60	$4.74	$5.86
Diluted earnings per share	$3.13	$3.54	$4.65	$5.76
Dividends declared per share	$0.50	$0.41	$1.00	$0.82
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Comprehensive income (loss)	(Dollars in thousands)
Net income	$204,374	$232,190	$304,604	$377,702
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(54,677)	43,565	(55,837)	21,352
Net unrealized investment gains (losses)	(368,719)	306,329	(1,002,323)	509,444
Defined benefit pension and postretirement plan adjustments	(29)	849	(500)	1,773
Total other comprehensive income (loss), net of tax	(423,425)	350,743	(1,058,660)	532,569
Total comprehensive income (loss)	$(219,051)	$582,933	$(754,056)	$910,271
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2018	2017
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$304,604	$377,702
Adjustments to reconcile net income to net cash provided by operating activities:
Change in operating assets and liabilities:
Accrued investment income	1,834	(34,676)
Premiums receivable and other reinsurance balances	(345,253)	(230,650)
Deferred policy acquisition costs	20,528	35,870
Reinsurance ceded receivable balances	18,245	(127,995)
Future policy benefits, other policy claims and benefits, and other reinsurance balances	598,015	745,799
Deferred income taxes	48,117	142,044
Other assets and other liabilities, net	(98,807)	(63,811)
Amortization of net investment premiums, discounts and other	(25,713)	(47,563)
Depreciation and amortization expense	21,554	13,869
Investment related (gains) losses, net	11,042	(116,818)
Other, net	29,422	(37,797)
Net cash provided by operating activities	583,588	655,974
Cash Flows from Investing Activities:
Sales of fixed maturity securities available-for-sale	3,836,575	4,288,713
Maturities of fixed maturity securities available-for-sale	328,097	313,530
Sales of equity securities	29,099	166,916
Principal payments and sales of mortgage loans on real estate	213,691	135,450
Principal payments on policy loans	24,793	26,658
Purchases of fixed maturity securities available-for-sale	(3,880,733)	(5,311,818)
Purchases of equity securities	(11,930)	(32,299)
Cash invested in mortgage loans on real estate	(376,470)	(463,063)
Cash invested in policy loans	(6,421)	(5,830)
Cash invested in funds withheld at interest	(42,761)	(6,910)
Purchase of businesses, net of cash acquired of $4,938	(29,315)	—
Purchases of property and equipment	(14,573)	31,686
Change in short-term investments	(9,843)	22,671
Change in other invested assets	(160,824)	(55,379)
Net cash used in investing activities	(100,615)	(889,675)
Cash Flows from Financing Activities:
Dividends to stockholders	(64,370)	(52,815)
Repayment of collateral finance and securitization notes	(53,102)	(23,761)
Principal payments of long-term debt	(1,331)	(301,278)
Purchases of treasury stock	(165,069)	(10,578)
Exercise of stock options, net	1,252	2,527
Change in cash collateral for derivative positions and other arrangements	17,578	(7,046)
Deposits on universal life and other investment type policies and contracts	225,876	917,675
Withdrawals on universal life and other investment type policies and contracts	(329,899)	(402,528)
Net cash (used in) provided by financing activities	(369,065)	122,196
Effect of exchange rate changes on cash	(19,753)	34,137
Change in cash and cash equivalents	94,155	(77,368)
Cash and cash equivalents, beginning of period	1,303,524	1,200,718
Cash and cash equivalents, end of period	$1,397,679	$1,123,350
Supplemental disclosures of cash flow information:
Interest paid	$84,670	$90,425
Income taxes paid, net of refunds	$59,397	$26,447
Non-cash transactions:
Transfer of invested assets	$604,374	$2,243,360
Purchase of businesses:
Assets acquired, excluding cash acquired	$65,948	$—
Liabilities assumed	(36,633)	—
Net cash paid on purchase	$29,315	$—
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Business and Basis of Presentation
Reinsurance Group of America, Incorporated (“RGA”) is an insurance holding company that was formed on December 31, 1992. The accompanying unaudited condensed consolidated financial statements of RGA and its subsidiaries (collectively, the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments necessary for a fair presentation have been included. Results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These unaudited condensed consolidated financial statements include the accounts of RGA and its subsidiaries, and all intercompany accounts and transactions have been eliminated. These condensed consolidated statements should be read in conjunction with the Company’s 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 27, 2018 (the “2017 Annual Report”).

2.	Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share on net income (in thousands, except per share information):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Earnings:
Net income (numerator for basic and diluted calculations)	$204,374	$232,190	$304,604	$377,702
Shares:
Weighted average outstanding shares (denominator for basic calculation)	64,071	64,449	64,278	64,401
Equivalent shares from outstanding stock options	1,179	1,159	1,277	1,204
Denominator for diluted calculation	65,250	65,608	65,555	65,605
Earnings per share:
Basic	$3.19	$3.60	$4.74	$5.86
Diluted	$3.13	$3.54	$4.65	$5.76
The calculation of common equivalent shares does not include the impact of options having a strike or conversion price that exceeds the average stock price for the earnings period, as the result would be antidilutive. The calculation of common equivalent shares also excludes the impact of outstanding performance contingent shares, as the conditions necessary for their issuance have not been satisfied as of the end of the reporting period. The following table presents approximate amounts of stock options and performance contingent shares excluded from the calculation of common equivalent shares (in millions):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Excluded from common equivalent shares:
Stock options	0.2	0.2	0.3	0.3
Performance contingent shares	0.2	0.3	0.2	0.3

3.	Equity
Common Stock
The changes in number of common stock shares, issued, held in treasury and outstanding are as follows for the periods indicated:

	Issued	Held In Treasury	Outstanding
Balance, December 31, 2017	79,137,758	14,685,663	64,452,095
Common stock acquired	—	991,477	(991,477)
Stock-based compensation (1)	—	(211,868)	211,868
Balance, June 30, 2018	79,137,758	15,465,272	63,672,486

	Issued	Held In Treasury	Outstanding
Balance, December 31, 2016	79,137,758	14,835,256	64,302,502
Stock-based compensation (1)	—	(189,355)	189,355
Balance, June 30, 2017	79,137,758	14,645,901	64,491,857

(1)	Represents net shares issued from treasury pursuant to the Company’s equity-based compensation programs.
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
In January 2017, RGA’s board of directors authorized a share repurchase program for up to $400.0 million of RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date. During the first six months of 2018, RGA repurchased 1.0 million shares of common stock under this program for $150.0 million. During the first six months ended June 30, 2017, no common stock was repurchased by RGA under this program.
Accumulated Other Comprehensive Income (Loss)
The balance of and changes in each component of accumulated other comprehensive income (loss) (“AOCI”) for the six months ended June 30, 2018 and 2017 are as follows (dollars in thousands):

	Accumulated Currency Translation Adjustments	Unrealized Appreciation (Depreciation) of Investments(1)	Pension and Postretirement Benefits	Total
Balance, December 31, 2017	$(86,350)	$2,200,661	$(50,680)	$2,063,631
Other comprehensive income (loss) before reclassifications	(44,227)	(1,327,195)	(2,986)	(1,374,408)
Amounts reclassified to (from) AOCI	—	53,646	2,366	56,012
Deferred income tax benefit (expense)	(11,610)	271,226	120	259,736
Balance, June 30, 2018	$(142,187)	$1,198,338	$(51,180)	$1,004,971

	Accumulated Currency Translation Adjustments	Unrealized Appreciation (Depreciation) of Investments(1)	Pension and Postretirement Benefits	Total
Balance, December 31, 2016	$(172,541)	$1,355,033	$(43,163)	$1,139,329
Other comprehensive income (loss) before reclassifications	(13,936)	774,688	(196)	760,556
Amounts reclassified to (from) AOCI	—	(39,360)	2,935	(36,425)
Deferred income tax benefit (expense)	35,288	(225,884)	(966)	(191,562)
Balance, June 30, 2017	$(151,189)	$1,864,477	$(41,390)	$1,671,898

(1)
Includes cash flow hedges of $22,656 and $2,619 as of June 30, 2018 and December 31, 2017, respectively, and $1,131 and $(2,496) as of June 30, 2017 and December 31, 2016, respectively. See Note 5 - “Derivative Instruments” for additional information on cash flow hedges.

The following table presents the amounts of AOCI reclassifications for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	Amount Reclassified from AOCI
	Three months ended June 30,		Six months ended June 30,
Details about AOCI Components	2018	2017	2018	2017	Affected Line Item in Statements of Income
Net unrealized investment gains (losses):
Net unrealized gains (losses) on available-for-sale securities	$(24,642)	$40,374	$(39,098)	$28,517	Investment related gains (losses), net
Cash flow hedges - Interest rate	29	—	(342)	—	(1)
Cash flow hedges - Currency/Interest rate	76	132	221	329	(1)
Cash flow hedges - Forward bond purchase commitments	—	51	—	101	(1)
Deferred policy acquisition costs attributed to unrealized gains and losses	(7,835)	4,565	(14,427)	10,413	(2)
Total	(32,372)	45,122	(53,646)	39,360
Provision for income taxes	6,945	(15,218)	11,623	(12,024)
Net unrealized gains (losses), net of tax	$(25,427)	$29,904	$(42,023)	$27,336
Amortization of defined benefit plan items:
Prior service cost (credit)	$247	$60	$493	$142	(3)
Actuarial gains/(losses)	(1,267)	(1,539)	(2,859)	(3,077)	(3)
Total	(1,020)	(1,479)	(2,366)	(2,935)
Provision for income taxes	214	517	497	1,027
Amortization of defined benefit plans, net of tax	$(806)	$(962)	$(1,869)	$(1,908)

Total reclassifications for the period	$(26,233)	$28,942	$(43,892)	$25,428

(1)	See Note 5 - “Derivative Instruments” for additional information on cash flow hedges.

(2)	This AOCI component is included in the computation of the deferred policy acquisition cost. See Note 8 – “Deferred Policy Acquisition Costs” of the 2017 Annual Report for additional details.

(3)	This AOCI component is included in the computation of the net periodic pension cost. See Note 10 – “Employee Benefit Plans” for additional details.

Equity Based Compensation
Equity compensation expense was $16.6 million and $11.4 million in the first six months of 2018 and 2017, respectively. In the first quarter of 2018, the Company granted 0.2 million stock appreciation rights at $150.87 weighted average exercise price per share and 0.1 million performance contingent units to employees. Additionally, non-employee directors were granted a total of 7,623 shares of common stock. As of June 30, 2018, 1.5 million share options at a weighted average strike price per share of $65.70 were vested and exercisable, with a remaining weighted average exercise period of 4.4 years. As of June 30, 2018, the total compensation cost of non-vested awards not yet recognized in the condensed consolidated financial statements was $36.9 million. It is estimated that these costs will vest over a weighted average period of 1.4 years.

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
The following table provides information relating to investments in fixed maturity securities by sector as of June 30, 2018 (dollars in thousands):

June 30, 2018:	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	% of Total	Other-than- temporary impairments in AOCI
Available-for-sale:
Corporate	$22,249,964	$663,087	$409,544	$22,503,507	61.2%	$—
Canadian government	2,789,699	1,277,020	3,876	4,062,843	11.0	—
RMBS	1,837,316	18,500	34,602	1,821,214	5.0	—
ABS	1,711,099	11,596	13,871	1,708,824	4.6	275
CMBS	1,249,616	8,591	15,698	1,242,509	3.4	—
U.S. government	1,583,622	8,193	66,665	1,525,150	4.1	—
State and political subdivisions	703,047	43,318	9,321	737,044	2.0	—
Other foreign government	3,109,607	112,887	38,631	3,183,863	8.7	—
Total fixed maturity securities	$35,233,970	$2,143,192	$592,208	$36,784,954	100.0%	$275
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
The Company enters into various collateral arrangements with counterparties that require both the pledging and acceptance of fixed maturity securities as collateral. Pledged fixed maturity securities are included in fixed maturity securities, available-for-sale in the condensed consolidated balance sheets. Fixed maturity securities received as collateral are held in separate custodial accounts and are not recorded on the Company’s condensed consolidated balance sheets. Subject to certain constraints, the Company is permitted by contract to sell or repledge collateral it receives; however, as of June 30, 2018 and December 31, 2017, none of the collateral received had been sold or repledged. The Company also holds assets in trust to satisfy collateral requirements under derivative transactions and certain third-party reinsurance treaties. The following table includes fixed maturity securities pledged and received as collateral and assets in trust held to satisfy collateral requirements under derivative transactions and certain third-party reinsurance treaties as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018		December 31, 2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity securities pledged as collateral	$63,640	$66,118	$72,542	$75,622
Fixed maturity securities received as collateral	n/a	626,081	n/a	590,417
Assets in trust held to satisfy collateral requirements	16,061,218	16,571,173	15,584,296	16,715,281
The Company monitors its concentrations of financial instruments on an ongoing basis and mitigates credit risk by maintaining a diversified investment portfolio which limits exposure to any one issuer. The Company’s exposure to concentrations of credit risk from single issuers greater than 10% of the Company’s stockholders’ equity included securities of the U.S. government and its agencies as well as the securities disclosed below as of June 30, 2018 and December 31, 2017 (dollars in thousands).

	June 30, 2018		December 31, 2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity securities guaranteed or issued by:
Canadian province of Quebec	$1,101,825	$1,850,642	$1,119,337	$1,917,996
Canadian province of Ontario	929,913	1,239,102	939,837	1,282,944
The amortized cost and estimated fair value of fixed maturity securities classified as available-for-sale at June 30, 2018 are shown by contractual maturity in the table below (dollars in thousands). Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset and mortgage-backed securities are shown separately in the table below, as they are not due at a single maturity date.

	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due in one year or less	$978,683	$986,160
Due after one year through five years	7,550,595	7,649,023
Due after five years through ten years	9,208,763	9,323,786
Due after ten years	12,697,898	14,053,438
Asset and mortgage-backed securities	4,798,031	4,772,547
Total	$35,233,970	$36,784,954
Corporate Fixed Maturity Securities
The tables below show the major industry types of the Company’s corporate fixed maturity holdings as of June 30, 2018 and December 31, 2017 (dollars in thousands):

June 30, 2018:		Estimated
	Amortized Cost	Fair Value	% of Total
Finance	$8,097,947	$8,129,125	36.2%
Industrial	11,705,150	11,847,762	52.6
Utility	2,446,867	2,526,620	11.2
Total	$22,249,964	$22,503,507	100.0%

December 31, 2017:		Estimated
	Amortized Cost	Fair Value	% of Total
Finance	$7,977,885	$8,362,774	36.1%
Industrial	11,535,166	12,199,333	52.5
Utility	2,453,752	2,648,861	11.4
Total	$21,966,803	$23,210,968	100.0%

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

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Balance, beginning of period	$3,677	$3,677	$3,677	$6,013
Credit loss OTTI previously recognized on securities impaired to fair value during the period	—	—	—	(2,336)
Balance, end of period	$3,677	$3,677	$3,677	$3,677

Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale
The following table presents the total gross unrealized losses for the 2,580 fixed maturity securities as of June 30, 2018, where the estimated fair value had declined and remained below amortized cost by the indicated amount (dollars in thousands):

	June 30, 2018
	Gross Unrealized Losses	% of Total
Less than 20%	$571,151	96.4%
20% or more for less than six months	21,045	3.6
20% or more for six months or greater	12	—
Total	$592,208	100.0%
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
The following table presents the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for 2,580 fixed maturity securities that have estimated fair values below amortized cost as of June 30, 2018 (dollars in thousands). These investments are presented by class and grade of security, as well as the length of time the related fair value has remained below amortized cost.

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
June 30, 2018:	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
Corporate	$9,135,620	$299,909	$818,555	$51,938	$9,954,175	$351,847
Canadian government	46,392	668	110,326	3,058	156,718	3,726
RMBS	1,101,941	25,546	241,914	9,032	1,343,855	34,578
ABS	807,714	10,637	139,676	3,187	947,390	13,824
CMBS	612,214	11,097	104,426	4,601	716,640	15,698
U.S. government	584,758	20,707	747,679	45,958	1,332,437	66,665
State and political subdivisions	168,817	5,064	66,122	4,257	234,939	9,321
Other foreign government	919,229	25,758	199,578	5,407	1,118,807	31,165
Total investment grade securities	13,376,685	399,386	2,428,276	127,438	15,804,961	526,824
Below investment grade securities:
Corporate	735,338	47,846	56,042	9,851	791,380	57,697
Canadian government	1,864	150	—	—	1,864	150
RMBS	—	—	1,194	24	1,194	24
ABS	—	—	1,148	47	1,148	47
Other foreign government	146,374	7,111	7,643	355	154,017	7,466
Total below investment grade securities	883,576	55,107	66,027	10,277	949,603	65,384
Total fixed maturity securities	$14,260,261	$454,493	$2,494,303	$137,715	$16,754,564	$592,208
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
Unrealized losses on below investment grade securities as of June 30, 2018 are primarily related to publicly traded and privately placed corporate securities. Changes in unrealized losses are primarily being driven by changes in interest rates.

Investment Income, Net of Related Expenses
Major categories of investment income, net of related expenses, consist of the following (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Fixed maturity securities available-for-sale	$373,624	$355,735	$742,827	$680,235
Equity securities	709	995	2,391	2,354
Mortgage loans on real estate	50,460	44,442	100,659	88,789
Policy loans	14,775	15,194	29,555	30,466
Funds withheld at interest	86,417	97,367	161,862	224,945
Short-term investments and cash and cash equivalents	2,964	1,779	6,209	3,289
Other invested assets	20,785	22,071	44,613	40,539
Investment income	549,734	537,583	1,088,116	1,070,617
Investment expense	(21,673)	(19,045)	(43,726)	(37,715)
Investment income, net of related expenses	$528,061	$518,538	$1,044,390	$1,032,902
Investment Related Gains (Losses), Net
Investment related gains (losses), net consist of the following (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Fixed maturity securities available for sale:
Other-than-temporary impairment losses	$(3,350)	$(3,401)	$(3,350)	$(20,590)
Gain on investment activity	21,140	54,197	32,106	72,090
Loss on investment activity	(35,934)	(10,288)	(56,314)	(18,975)
Equity securities:
Gain on investment activity	469	23	497	23
Loss on investment activity	—	(183)	(950)	(4,059)
Change in unrealized gains (losses) recognized in earnings	(6,966)	—	(11,103)	—
Other impairment losses and change in mortgage loan provision	(1,357)	(6,675)	(1,669)	(6,774)
Derivatives and other, net	15,426	22,622	29,741	95,103
Total investment related gains (losses), net	$(10,572)	$56,295	$(11,042)	$116,818
The fixed maturity impairments for the three and six months ended June 30, 2018 and 2017 were largely related to high-yield corporate securities. The other impairment losses and change in mortgage loan provision for the three and six months ended June 30, 2018 includes impairments on real estate joint ventures. The other impairment losses and change in mortgage loan provision for the three and six months ended June 30, 2017 includes impairments on limited partnerships. The fluctuations in investment related gains (losses) for derivatives and other for the three and six months ended June 30, 2018, compared to the same periods in 2017, are primarily due to changes in the fair value of embedded derivatives and interest rate swaps.
During the three months ended June 30, 2018 and 2017, the Company sold fixed maturity securities with fair values of $1,174.4 million and $696.4 million at losses of $35.9 million and $10.3 million, respectively. During the six months ended June 30, 2018 and 2017, the Company sold fixed maturity securities with fair values of $2,438.0 million and $1,125.0 million at losses of $56.3 million and $19.0 million, respectively. The Company did not sell any equity securities at losses during the three months ended June 30, 2018. During the three months ended June 30, 2017, the Company sold equity securities with fair values of $14.1 million at losses of $0.2 million. During the six months ended June 30, 2018 and 2017, the Company sold equity securities with fair values of $28.4 million and $161.7 million at losses of $1.0 million and $4.1 million, respectively. The Company generally does not buy and sell securities on a short-term basis.

Securities Borrowing, Lending and Other
The following table includes the amount of borrowed securities, securities lent and securities collateral received as part of the securities lending program and repurchased/reverse repurchased securities pledged and received as of June 30, 2018 and December 31, 2017 (dollars in thousands).

	June 30, 2018		December 31, 2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Borrowed securities	$350,350	$365,730	$358,875	$377,820
Securities lending:
Securities loaned	101,995	102,208	117,246	121,551
Securities received	n/a	112,000	n/a	128,000
Repurchase program/reverse repurchase program:
Securities pledged	385,391	394,698	413,819	428,344
Securities received	n/a	397,712	n/a	417,550
The Company also held cash collateral for securities lending and the repurchase program/reverse repurchase programs of $29.6 million and $31.2 million at June 30, 2018 and December 31, 2017, respectively. No cash or securities have been pledged by the Company for its securities borrowing program as of June 30, 2018 and December 31, 2017.
The following tables present information on the Company’s securities lending and repurchase transactions as of June 30, 2018 and December 31, 2017 (dollars in thousands). Collateral associated with certain borrowed securities is not included within the table, as the collateral pledged to each counterparty is the right to reinsurance treaty cash flows.

	June 30, 2018
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Securities lending transactions:
Corporate	$—	$—	$—	$102,208	$102,208
Total	—	—	—	102,208	102,208
Repurchase transactions:
Corporate	—	—	—	151,519	151,519
U.S. government	—	—	—	219,154	219,154
Foreign government	—	—	—	22,894	22,894
Other	1,131	—	—	—	1,131
Total	1,131	—	—	393,567	394,698
Total transactions	$1,131	$—	$—	$495,775	$496,906

Gross amount of recognized liabilities for securities lending and repurchase transactions in preceding table					$539,332
Amounts related to agreements not included in offsetting disclosure					$42,426

	December 31, 2017
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Securities lending transactions:
Corporate	$—	$—	$—	$121,551	$121,551
Total	$—	$—	$—	$121,551	$121,551
Repurchase transactions:
Corporate	$—	$—	$312	$184,334	$184,646
U.S. government	—	—	—	220,765	220,765
Foreign government	—	—	—	21,802	21,802
Other	1,131	—	—	—	1,131
Total	1,131	—	312	426,901	428,344
Total borrowings	$1,131	$—	$312	$548,452	$549,895

Gross amount of recognized liabilities for securities lending and repurchase transactions in preceding table					$576,786
Amounts related to agreements not included in offsetting disclosure					$26,891
The Company has elected to offset amounts recognized as receivables and payables resulting from the repurchase/reverse repurchase programs. After the effect of offsetting, the net amount presented on the condensed consolidated balance sheets was a liability of $0.4 million and $1.1 million of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018 and December 31, 2017, the Company recognized payables resulting from cash received as collateral associated with a repurchase agreement as discussed above. Amounts owed to and due from the counterparties may be settled in cash or offset, in accordance with the agreements.
Mortgage Loans on Real Estate
Mortgage loans represented approximately 9.0% and 8.5% of the Company’s total investments as of June 30, 2018 and December 31, 2017. As of June 30, 2018, mortgage loans were geographically dispersed throughout the U.S. with the largest concentrations in California (19.4%), Texas (9.6%) and Washington (7.8%) and include loans secured by properties in Canada (2.6%). The recorded investment in mortgage loans on real estate presented below is gross of unamortized deferred loan origination fees and expenses, and valuation allowances.
The distribution of mortgage loans by property type is as follows as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018		December 31, 2017
Property type:	Carrying Value	% of Total	Carrying Value	% of Total
Office building	$1,546,148	33.9%	$1,487,392	33.6%
Retail	1,296,157	28.3	1,270,676	28.8
Industrial	962,049	21.0	938,612	21.3
Apartment	530,599	11.6	510,052	11.6
Other commercial	237,610	5.2	206,439	4.7
Recorded investment	4,572,563	100.0%	4,413,171	100.0%
Unamortized balance of loan origination fees and expenses	(4,188)		(3,254)
Valuation allowances	(9,706)		(9,384)
Total mortgage loans on real estate	$4,558,669		$4,400,533
The maturities of the mortgage loans as of June 30, 2018 and December 31, 2017 are as follows (dollars in thousands):

	June 30, 2018		December 31, 2017
	Recorded Investment	% of Total	Recorded Investment	% of Total
Due within five years	$1,153,623	25.2%	$1,091,066	24.8%
Due after five years through ten years	2,623,105	57.4	2,516,872	57.0
Due after ten years	795,835	17.4	805,233	18.2
Total	$4,572,563	100.0%	$4,413,171	100.0%

The following tables set forth certain key credit quality indicators of the Company’s recorded investment in mortgage loans as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	Recorded Investment
	Debt Service Ratios			Construction loans
	>1.20x	1.00x - 1.20x	<1.00x		Total	% of Total
June 30, 2018:
Loan-to-Value Ratio
0% - 59.99%	$2,125,328	$102,254	$19,439	$17,602	$2,264,623	49.5%
60% - 69.99%	1,552,568	117,751	49,221	—	1,719,540	37.6
70% - 79.99%	315,274	25,121	101,213	—	441,608	9.7
Greater than 80%	101,870	12,933	31,989	—	146,792	3.2
Total	$4,095,040	$258,059	$201,862	$17,602	$4,572,563	100.0%

	Recorded Investment
	Debt Service Ratios			Construction loans
	>1.20x	1.00x - 1.20x	<1.00x		Total	% of Total
December 31, 2017:
Loan-to-Value Ratio
0% - 59.99%	$2,148,428	$53,979	$3,801	$—	$2,206,208	50.0%
60% - 69.99%	1,517,029	47,128	43,921	—	1,608,078	36.4
70% - 79.99%	396,446	19,461	15,367	—	431,274	9.8
Greater than 80%	120,850	30,713	6,362	9,686	167,611	3.8
Total	$4,182,753	$151,281	$69,451	$9,686	$4,413,171	100.0%
The age analysis of the Company’s past due recorded investments in mortgage loans as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018	December 31, 2017
31-60 days past due	$12,027	$17,100
61-90 days past due	—	2,056
Total past due	12,027	19,156
Current	4,560,536	4,394,015
Total	$4,572,563	$4,413,171
The following table presents the recorded investment in mortgage loans, by method of measuring impairment, and the related valuation allowances as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018	December 31, 2017
Mortgage loans:
Individually measured for impairment	$30,653	$5,858
Collectively measured for impairment	4,541,910	4,407,313
Recorded investment	$4,572,563	$4,413,171
Valuation allowances:
Individually measured for impairment	$—	$—
Collectively measured for impairment	9,706	9,384
Total valuation allowances	$9,706	$9,384

Information regarding the Company’s loan valuation allowances for mortgage loans for the three and six months ended June 30, 2018 and 2017 is as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Balance, beginning of period	$8,864	$7,786	$9,384	$7,685
Provision (release)	845	366	329	467
Translation adjustment	(3)	4	(7)	4
Balance, end of period	$9,706	$8,156	$9,706	$8,156
Information regarding the portion of the Company’s mortgage loans that were impaired as of June 30, 2018 and December 31, 2017 is as follows (dollars in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Carrying Value
June 30, 2018:
Impaired mortgage loans with no valuation allowance recorded	$30,690	$30,653	$—	$30,653
Impaired mortgage loans with valuation allowance recorded	—	—	—	—
Total impaired mortgage loans	$30,690	$30,653	$—	$30,653
December 31, 2017:
Impaired mortgage loans with no valuation allowance recorded	$6,427	$5,858	$—	$5,858
Impaired mortgage loans with valuation allowance recorded	—	—	—	—
Total impaired mortgage loans	$6,427	$5,858	$—	$5,858

The Company’s average investment in impaired mortgage loans and the related interest income are reflected in the table below for the periods indicated (dollars in thousands):
	Three months ended June 30,
	2018		2017
	Average Recorded Investment(1)	Interest Income	Average Recorded Investment(1)	Interest Income
Impaired mortgage loans with no valuation allowance recorded	$27,038	$247	$2,088	$33
Impaired mortgage loans with valuation allowance recorded	—	—	—	—
Total impaired mortgage loans	$27,038	$247	$2,088	$33

	Six months ended June 30,
	2018		2017
	Average Recorded Investment(1)	Interest Income	Average Recorded Investment(1)	Interest Income
Impaired mortgage loans with no valuation allowance recorded	$19,978	$304	$2,131	$67
Impaired mortgage loans with valuation allowance recorded	—	—	—	—
Total impaired mortgage loans	$19,978	$304	$2,131	$67
(1) Average recorded investment represents the average loan balances as of the beginning of period and all subsequent quarterly end of period balances.

The Company did not acquire any impaired mortgage loans during the six months ended June 30, 2018 and 2017. The Company had no mortgage loans that were on a nonaccrual status at June 30, 2018 and December 31, 2017.
Policy Loans
Policy loans comprised approximately 2.7% and 2.6% of the Company’s total investments as of June 30, 2018 and December 31, 2017, respectively, the majority of which are associated with one client. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due to the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. The Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.

Funds Withheld at Interest
Funds withheld at interest comprised approximately 11.8% of the Company’s total investments as of both June 30, 2018 and December 31, 2017. Of the $6.0 billion funds withheld at interest balance, net of embedded derivatives, as of June 30, 2018, $4.0 billion of the balance is associated with one client. For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance funds withheld basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company and are reflected as funds withheld at interest on the Company’s condensed consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances against amounts owed to the Company from the ceding company.
Other Invested Assets
Other invested assets include limited partnership interests, joint ventures (other than operating joint ventures), equity release mortgages, derivative contracts and fair value option (“FVO”) contractholder-directed unit-linked investments. Other invested assets also include Federal Home Loan Bank of Des Moines (“FHLB”) common stock which is included in other in the table below. Other invested assets represented approximately 3.2% and 2.9% of the Company’s total investments as of June 30, 2018 and December 31, 2017, respectively. Carrying values of these assets as of June 30, 2018 and December 31, 2017 are as follows (dollars in thousands):

	June 30, 2018	December 31, 2017
Limited partnership interests and real estate joint ventures	$857,599	$781,124
Equity release mortgages	311,723	219,940
Derivatives	137,315	137,613
FVO contractholder-directed unit-linked investments	212,202	218,541
Other	86,723	148,114
Total other invested assets	$1,605,562	$1,505,332

5.    Derivative Instruments
Derivatives, except for embedded derivatives and longevity and mortality swaps, are carried on the Company’s condensed consolidated balance sheets in other invested assets or other liabilities, at fair value. Longevity and mortality swaps are included on the condensed consolidated balance sheets in other assets or other liabilities, at fair value. Embedded derivative assets and liabilities on modified coinsurance or funds withheld arrangements are included on the condensed consolidated balance sheets with the host contract in funds withheld at interest, at fair value. Embedded derivative liabilities on indexed annuity and variable annuity products are included on the condensed consolidated balance sheets with the host contract in interest-sensitive contract liabilities, at fair value. The following table presents the notional amounts and gross fair value of derivative instruments prior to taking into account the netting effects of master netting agreements as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018			December 31, 2017
	Notional	Carrying Value/Fair Value		Notional	Carrying Value/Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	$1,084,555	$43,439	$2,514	$996,204	$59,809	$2,372
Financial futures	348,874	—	—	412,438	—	—
Foreign currency forwards	4,512	—	8	6,030	—	28
Consumer price index swaps	328,190	1,126	199	221,932	—	2,160
Credit default swaps	928,300	6,725	122	961,200	8,319	1,651
Equity options	639,801	25,950	—	632,251	23,271	—
Longevity swaps	934,720	43,971	—	960,400	40,659	—
Mortality swaps	25,000	—	782	—	—	1,683
Synthetic guaranteed investment contracts	10,634,677	—	—	10,052,576	—	—
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	—	144,610	—	—	122,194	—
Indexed annuity products	—	—	806,436	—	—	861,758
Variable annuity products	—	—	122,361	—	—	152,470
Total non-hedging derivatives	14,928,629	265,821	932,422	14,243,031	254,252	1,022,122
Derivatives designated as hedging instruments:
Interest rate swaps	435,000	204	19,699	435,000	—	20,389
Foreign currency swaps	580,036	58,294	2,598	672,921	65,207	8,496
Foreign currency forwards	718,177	18,428	—	553,175	1,265	7,720
Total hedging derivatives	1,733,213	76,926	22,297	1,661,096	66,472	36,605
Total derivatives	$16,661,842	$342,747	$954,719	$15,904,127	$320,724	$1,058,727
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
The following table provides information relating to the Company’s derivative instruments as of June 30, 2018 and December 31, 2017 (dollars in thousands):

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments (1)	Cash Collateral Pledged/ Received	Net Amount
June 30, 2018:
Derivative assets	$198,137	$(16,851)	$181,286	$—	$(194,067)	$(12,781)
Derivative liabilities	25,922	(16,851)	9,071	(57,302)	(9,030)	(57,261)
December 31, 2017:
Derivative assets	$198,530	$(20,258)	$178,272	$(862)	$(185,900)	$(8,490)
Derivative liabilities	44,499	(20,258)	24,241	(58,156)	(22,221)	(56,136)

(1)	Includes initial margin posted to a central clearing partner.

Accounting for Derivative Instruments and Hedging Activities
The Company does not enter into derivative instruments for speculative purposes. As discussed below under “Non-qualifying Derivatives and Derivatives for Purposes Other Than Hedging,” the Company uses various derivative instruments for risk management purposes that either do not qualify or have not been qualified for hedge accounting treatment. As of June 30, 2018 and December 31, 2017, the Company held interest rate swaps that were designated and qualified as cash flow hedges of interest rate risk, for variable rate liabilities and foreign currency assets, foreign currency swaps and foreign currency forwards that were designated and qualified as hedges of a portion of its net investment in its foreign operations, foreign currency swaps that were designated and qualified as fair value hedges of foreign currency risk, and derivative instruments that were not designated as hedging instruments. See Note 2 – “Summary of Significant Accounting Policies” of the Company’s 2017 Annual Report for a detailed discussion of the accounting treatment for derivative instruments, including embedded derivatives. Derivative instruments are carried at fair value and generally require an insignificant amount of cash at inception of the contracts.
Fair Value Hedges
The Company designates and reports certain foreign currency swaps to hedge the foreign currency fair value exposure of foreign currency denominated assets as fair value hedges when they meet the requirements of the general accounting principles for Derivatives and Hedging. The gain or loss on the hedged item attributable to a change in foreign currency and the offsetting gain or loss on the related foreign currency swaps as of June 30, 2018 and 2017, were (dollars in thousands):

Type of Fair Value Hedge	Hedged Item	Gains (Losses) Recognized for Derivatives (1)	Gains (Losses) Recognized for Hedged Items (1)
For the three months ended June 30, 2018:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$(1,134)	$4,942
For the three months ended June 30, 2017:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$905	$(905)
For the six months ended June 30, 2018:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$(3,025)	$6,833
For the six months ended June 30, 2017:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$7,441	$(7,441)

(1)	The net amount represents the ineffective portion of the fair value hedges

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
The following table presents the components of AOCI, before income tax, and the condensed consolidated income statement classification where the gain or loss is recognized related to cash flow hedges for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	Three months ended June 30,
	2018	2017
Balance beginning of period	$20,662	$7,690
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	2,099	(6,417)
Amounts reclassified to investment related (gains) losses, net	—	41
Amounts reclassified to investment income	(76)	(183)
Amounts reclassified to interest expense	(29)	—
Balance end of period	$22,656	$1,131

	Six months ended June 30,
	2018	2017
Balance beginning of period	$2,619	$(2,496)
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	19,916	4,016
Amounts reclassified to investment related (gains) losses, net	—	41
Amounts reclassified to investment income	(221)	(430)
Amounts reclassified to interest expense	342	—
Balance end of period	$22,656	$1,131
As of June 30, 2018, the before-tax deferred net gains (losses) on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are approximately $0.4 million and $1.5 million in investment income and interest expense, respectively.
The following table presents the effective portion of derivatives in cash flow hedging relationships on the condensed consolidated statements of income and the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	Effective Portion
Derivative Type	Gain (Loss) Deferred in OCI	Gain (Loss) Reclassified into Income from OCI
		Investment Related Gains (Losses)	Investment Income	Interest Expense
For the three months ended June 30, 2018:
Interest rate	$4,742	$—	$—	$29
Currency/Interest rate	(2,643)	—	76	—
Total	$2,099	$—	$76	$29
For the three months ended June 30, 2017:
Interest rate	$(7,643)	$—	$—	$—
Currency/Interest rate	1,226	—	132	—
Forward bond purchase commitments	—	(41)	51	—
Total	$(6,417)	$(41)	$183	$—

For the six months ended June 30, 2018:
Interest rate	$19,727	$—	$—	$(342)
Currency/Interest rate	189	—	221	—
Total	$19,916	$—	$221	$(342)
For the six months ended June 30, 2017:
Interest rate	$(5,427)	$—	$—	$—
Currency/Interest rate	9,443	—	329	—
Forward bond purchase commitments	—	(41)	101	—
Total	$4,016	$(41)	$430	$—
For the three and six months ended June 30, 2018 and 2017, the ineffective portion of derivatives reported as cash flow hedges was not material to the Company’s results of operations. Also, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Hedges of Net Investments in Foreign Operations
The Company uses foreign currency swaps and foreign currency forwards to hedge a portion of its net investment in certain foreign operations against adverse movements in exchange rates. The following table illustrates the Company’s net investments in foreign operations (“NIFO”) hedges for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	Derivative Gains (Losses) Deferred in AOCI
	For the three months ended June 30,		For the six months ended June 30,
Type of NIFO Hedge (1) (2)	2018	2017	2018	2017
Foreign currency swaps	$8,197	$(17,919)	$17,002	$(25,525)
Foreign currency forwards	11,063	4,158	23,299	4,158
Total	$19,260	$(13,761)	$40,301	$(21,367)

(1)
There were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from accumulated other comprehensive income (loss) into investment income during the periods presented.

(2)	There was no ineffectiveness recognized for the Company’s hedges of net investments in foreign operations.

The cumulative foreign currency translation gain recorded in AOCI related to these hedges was $154.0 million and $113.7 million at June 30, 2018 and December 31, 2017, respectively. If a hedged foreign operation was sold or substantially liquidated, the amounts in AOCI would be reclassified to the condensed consolidated statements of income. A pro rata portion would be reclassified upon partial sale of a hedged foreign operation.
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
A summary of the effect of non-hedging derivatives, including embedded derivatives, on the Company’s condensed consolidated statements of income for the three and six months ended June 30, 2018 and 2017 is as follows (dollars in thousands):

		Gain (Loss) for the three months ended June 30,
Type of Non-hedging Derivative	Income Statement Location of Gain (Loss)	2018	2017
Interest rate swaps	Investment related gains (losses), net	$(8,600)	$14,289
Financial futures	Investment related gains (losses), net	(897)	(6,442)
Foreign currency forwards	Investment related gains (losses), net	(262)	(351)
CPI swaps	Investment related gains (losses), net	1,041	(4)
Credit default swaps	Investment related gains (losses), net	1,084	3,879
Equity options	Investment related gains (losses), net	(8,007)	(9,273)
Longevity swaps	Other revenues	2,289	1,981
Mortality swaps	Other revenues	(799)	(395)
Subtotal		(14,151)	3,684
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	Investment related gains (losses), net	8,805	15,108
Indexed annuity products	Interest credited	6,519	(5,955)
Variable annuity products	Investment related gains (losses), net	15,324	360
Total non-hedging derivatives		$16,497	$13,197

		Gain (Loss) for the six months ended June 30,
Type of Non-hedging Derivative	Income Statement Location of Gain (Loss)	2018	2017
Interest rate swaps	Investment related gains (losses), net	$(35,171)	$11,677
Financial futures	Investment related gains (losses), net	(768)	(19,217)
Foreign currency forwards	Investment related gains (losses), net	61	553
CPI swaps	Investment related gains (losses), net	3,227	(9)
Credit default swaps	Investment related gains (losses), net	682	11,237
Equity options	Investment related gains (losses), net	(5,414)	(26,462)
Longevity swaps	Other revenues	4,557	3,847
Mortality swaps	Other revenues	(799)	(790)
Subtotal		(33,625)	(19,164)
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	Investment related gains (losses), net	22,416	83,810
Indexed annuity products	Interest credited	31,870	(22,357)
Variable annuity products	Investment related gains (losses), net	30,109	22,723
Total non-hedging derivatives		$50,770	$65,012
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

The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of credit default swaps sold by the Company at June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018			December 31, 2017
Rating Agency Designation of Referenced Credit Obligations(1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)
AAA/AA+/AA/AA-/A+/A/A-
Single name credit default swaps	$2,574	$152,000	2.7	$3,128	$162,000	2.9
Subtotal	2,574	152,000	2.7	3,128	162,000	2.9
BBB+/BBB/BBB-
Single name credit default swaps	4,092	338,700	2.6	4,469	361,700	2.9
Credit default swaps referencing indices	(59)	422,600	3.5	(55)	422,600	4.0
Subtotal	4,033	761,300	3.1	4,414	784,300	3.5
BB+/BB/BB-
Single name credit default swaps	(4)	15,000	1.2	30	5,000	1.5
Subtotal	(4)	15,000	1.2	30	5,000	1.5
Total	$6,603	$928,300	3.0	$7,572	$951,300	3.4

(1)	The rating agency designations are based on ratings from Standard and Poor’s (“S&P”).

(2)	Assumes the value of the referenced credit obligations is zero.

(3)	The weighted average years to maturity of the credit default swaps is calculated based on weighted average notional amounts.
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
Embedded Derivatives
The Company has certain embedded derivatives which are required to be separated from their host contracts and reported as derivatives. Host contracts include reinsurance treaties structured on a modified coinsurance (“modco”) or funds withheld basis. Additionally, the Company reinsures equity-indexed annuity and variable annuity contracts with benefits that are considered embedded derivatives, including guaranteed minimum withdrawal benefits, guaranteed minimum accumulation benefits, and guaranteed minimum income benefits. The changes in fair values of embedded derivatives on equity-indexed annuities described below relate to changes in the fair value associated with capital market and other related assumptions. The Company’s utilization of a credit valuation adjustment (“CVA”) did not have a material effect on the change in fair value of its embedded derivatives for the three and six months ended June 30, 2018 and 2017.
The related gains (losses) and the effect on net income after amortization of deferred acquisition costs (“DAC”) and income taxes for the three and six months ended June 30, 2018 and 2017 are reflected in the following table (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Embedded derivatives in modco or funds withheld arrangements included in investment related gains	$8,805	$15,108	$22,416	$83,810
After the associated amortization of DAC and taxes, the related amounts included in net income	5,987	2,941	12,836	28,785
Embedded derivatives in variable annuity contracts included in investment related gains	15,324	360	30,109	22,723
After the associated amortization of DAC and taxes, the related amounts included in net income	12,472	3,023	23,598	31,859
Amounts related to embedded derivatives in equity-indexed annuities included in benefits and expenses	6,519	(5,955)	31,870	(22,357)
After the associated amortization of DAC and taxes, the related amounts included in net income	3,966	(6,925)	10,503	(28,322)
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
The Company’s credit exposure related to derivative contracts is generally limited to the fair value at the reporting date plus or minus any collateral posted or held by the Company. The Company’s credit exposure to mortality swaps is minimal, as they are fully collateralized by a counterparty. Information regarding the Company’s credit exposure related to its over-the-counter derivative contracts, centrally cleared derivative contracts and margin account for exchange-traded futures, excluding mortality swaps, at June 30, 2018 and December 31, 2017 are reflected in the following table (dollars in thousands):

	June 30, 2018	December 31, 2017
Estimated fair value of derivatives in net asset position	$172,997	$155,714
Cash provided as collateral(1)	9,030	22,221
Securities pledged to counterparties as collateral(2)	57,302	58,156
Cash pledged from counterparties as collateral(3)	(194,067)	(185,900)
Securities pledged from counterparties as collateral(4)	—	(862)
Initial margin for cleared derivatives(2)	(57,302)	(58,156)
Net amount after application of master netting agreements and collateral	$(12,040)	$(8,827)
Margin account related to exchange-traded futures(5)	$8,331	$6,538

(1)	Consists of receivable from counterparty, included in other assets.

(2)	Included in available-for-sale securities, primarily consists of U.S. Treasury and government agency securities.

(3)	Included in cash and cash equivalents, with obligation to return cash collateral recorded in other liabilities.

(4)	Consists of U.S. Treasury and government securities.

(5)	Included in other assets.

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

Assets and Liabilities by Hierarchy Level
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 are summarized below (dollars in thousands):

June 30, 2018:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
Corporate	$22,503,507	$—	$21,136,353	$1,367,154
Canadian government	4,062,843	—	3,490,145	572,698
RMBS	1,821,214	—	1,766,375	54,839
ABS	1,708,824	—	1,638,138	70,686
CMBS	1,242,509	—	1,240,642	1,867
U.S. government	1,525,150	1,405,485	98,930	20,735
State and political subdivisions	737,044	—	720,539	16,505
Other foreign government	3,183,863	—	3,178,819	5,044
Total fixed maturity securities – available-for-sale	36,784,954	1,405,485	33,269,941	2,109,528
Equity securities	108,070	65,133	—	42,937
Funds withheld at interest – embedded derivatives	144,610	—	—	144,610
Cash equivalents	424,601	409,242	15,359	—
Short-term investments	82,521	991	78,313	3,217
Other invested assets:
Derivatives:
Interest rate swaps	36,170	—	36,170	—
Foreign currency forwards	18,428	—	18,428	—
CPI swaps	(42)	—	(42)	—
Credit default swaps	5,927	—	5,927	—
Equity options	21,136	—	21,136	—
Foreign currency swaps	55,696	—	55,696	—
FVO contractholder-directed unit-linked investments	212,202	211,141	1,061	—
Total other invested assets	349,517	211,141	138,376	—
Other assets - longevity swaps	43,971	—	—	43,971
Total	$37,938,244	$2,091,992	$33,501,989	$2,344,263
Liabilities:
Interest sensitive contract liabilities – embedded derivatives	$928,797	$—	$—	$928,797
Other liabilities:
Derivatives:
Interest rate swaps	14,740	—	14,740	—
Foreign currency forwards	8	—	8	—
CPI swaps	(969)	—	(969)	—
Credit default swaps	(676)	—	(676)	—
Equity options	(4,814)	—	(4,814)	—
Mortality swaps	782	—	—	782
Total	$937,868	$—	$8,289	$929,579

December 31, 2017:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
Corporate	$23,210,968	$—	$21,873,696	$1,337,272
Canadian government	4,220,076	—	3,626,134	593,942
RMBS	1,719,880	—	1,611,998	107,882
ABS	1,648,362	—	1,524,888	123,474
CMBS	1,303,387	—	1,300,153	3,234
U.S. government	1,943,592	1,818,006	103,075	22,511
State and political subdivisions	703,428	—	662,225	41,203
Other foreign government	3,401,127	—	3,396,035	5,092
Total fixed maturity securities – available-for-sale	38,150,820	1,818,006	34,098,204	2,234,610
Equity securities:
Non-redeemable preferred stock	39,806	39,806	—	—
Other equity securities	60,346	60,346	—	—
Funds withheld at interest – embedded derivatives	122,194	—	—	122,194
Cash equivalents	356,788	354,071	2,717	—
Short-term investments	50,746	—	47,650	3,096
Other invested assets:
Derivatives:
Interest rate swaps	51,359	—	51,359	—
Foreign currency forwards	730	—	730	—
CPI swaps	(221)	—	(221)	—
Credit default swaps	5,908	—	5,908	—
Equity options	16,932	—	16,932	—
Foreign currency swaps	62,905	—	62,905	—
FVO contractholder-directed unit-linked investments	218,541	217,618	923	—
Total other invested assets	356,154	217,618	138,536	—
Other assets - longevity swaps	40,659	—	—	40,659
Total	$39,177,513	$2,489,847	$34,287,107	$2,400,559
Liabilities:
Interest sensitive contract liabilities – embedded derivatives	$1,014,228	$—	$—	$1,014,228
Other liabilities:
Derivatives:
Interest rate swaps	14,311	—	14,311	—
Foreign currency forwards	7,213	—	7,213	—
CPI swaps	1,939	—	1,939	—
Credit default swaps	(760)	—	(760)	—
Equity options	(6,339)	—	(6,339)	—
Foreign currency swaps	6,194	—	6,194	—
Mortality swaps	1,683	—	—	1,683
Total	$1,038,469	$—	$22,558	$1,015,911

Transfers between Levels 1 and 2
Transfers between Levels 1 and 2 are made to reflect changes in observability of inputs and market activity. There were no transfers between Level 1 and Level 2 for the six months ended June 30, 2018. The Company recognizes transfers of assets and liabilities into and out of levels within the fair value hierarchy at the beginning of the quarter in which the actual event or change in circumstances that caused the transfer occurs. The following tables present the transfers between Level 1 and Level 2 during the three and six months ended June 30, 2017 (dollars in thousands):

	2017
	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1
Three months ended June 30:
Fixed maturity securities - available-for-sale:
Corporate securities	$—	$49,999

Six months ended June 30:
Fixed maturity securities - available-for-sale:
Corporate securities	$—	$88,674

Quantitative Information Regarding Internally - Priced Level 3 Assets and Liabilities
The following table presents quantitative information about significant unobservable inputs used in Level 3 fair value measurements that are developed internally by the Company as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	Estimated Fair Value		Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	June 30, 2018	December 31, 2017			June 30, 2018	December 31, 2017
Assets:
Corporate	$571,750	$173,579	Market comparable securities	Liquidity premium	0-2% (1%)	0-2% (1%)
				EBITDA Multiple	5.9x-7.5x (6.9x)	—
U.S. government	20,735	22,511	Market comparable securities	Liquidity premium	0-1% (1%)	0-1% (1%)
State and political subdivisions	4,361	4,616	Market comparable securities	Liquidity premium	1%	1%
Other foreign government	5,044	—	Market comparable securities	Liquidity premium	1%	—
Equity securities	23,856	—	Market comparable securities	Liquidity premium	1%	—
				EBITDA Multiple	6.9x-13.1x (7.9x)	—
Funds withheld at interest- embedded derivatives	144,610	122,194	Total return swap	Mortality	0-100% (2%)	0-100% (2%)
				Lapse	0-35% (9%)	0-35% (9%)
				Withdrawal	0-5% (3%)	0-5% (3%)
				CVA	0-5% (1%)	0-5% (1%)
				Crediting rate	2-4% (2%)	2-4% (2%)
Longevity swaps	43,971	40,659	Discounted cash flow	Mortality	0-100% (2%)	0-100% (2%)
				Mortality improvement	(10%)-10% (3%)	(10%)-10% (3%)
Liabilities:
Interest sensitive contract liabilities- embedded derivatives- indexed annuities	806,436	861,758	Discounted cash flow	Mortality	0-100% (2%)	0-100% (2%)
				Lapse	0-35% (9%)	0-35% (9%)
				Withdrawal	0-5% (3%)	0-5% (3%)
				Option budget projection	2-4% (2%)	2-4% (2%)
Interest sensitive contract liabilities- embedded derivatives- variable annuities	122,361	152,470	Discounted cash flow	Mortality	0-100% (1%)	0-100% (1%)
				Lapse	0-25% (5%)	0-25% (5%)
				Withdrawal	0-7% (4%)	0-7% (3%)
				CVA	0-5% (1%)	0-5% (1%)
				Long-term volatility	0-27% (14%)	0-27% (8%)
Mortality swaps	782	1,683	Discounted cash flow	Mortality	0-100% (1%)	0-100% (1%)

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
The reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows (dollars in thousands):

For the three months ended June 30, 2018:	Fixed maturity securities - available-for-sale
	Corporate	Canadian government	RMBS	ABS
Fair value, beginning of period	$1,299,264	$572,747	$120,614	$130,706
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(305)	3,468	(43)	76
Investment related gains (losses), net	(3,141)	—	312	1,282
Included in other comprehensive income	2,178	(3,517)	(671)	(1,544)
Purchases(1)	155,498	—	24,412	—
Sales(1)	(11,089)	—	(4,961)	—
Settlements(1)	(68,328)	—	(1,572)	(19,544)
Transfers into Level 3	—	—	3,031	4,968
Transfers out of Level 3	(6,923)	—	(86,283)	(45,258)
Fair value, end of period	$1,367,154	$572,698	$54,839	$70,686
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(304)	$3,468	$(13)	$68
Investment related gains (losses), net	(3,141)	—	—	—

For the three months ended June 30, 2018 (continued):	Fixed maturity securities available-for-sale
	CMBS	U.S. government	State and political subdivisions	Other foreign government
Fair value, beginning of period	$1,884	$21,053	$41,876	$5,004
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	—	(107)	(10)	—
Included in other comprehensive income	(16)	(173)	(110)	40
Purchases(1)	—	118	—	—
Settlements(1)	(2)	(156)	(86)	—
Transfers out of Level 3	1	—	(25,165)	—
Fair value, end of period	$1,867	$20,735	$16,505	$5,044
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$—	$(108)	$(11)	$—

For the three months ended June 30, 2018 (continued):	Equity securities	Funds withheld at interest- embedded derivatives	Short-term Investments	Other assets - longevity swaps	Interest sensitive contract liabilities embedded derivatives	Other liabilities - mortality swaps
Fair value, beginning of period	$36,152	$135,805	$3,217	$44,011	$(964,794)	$(1,683)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	—	—	—	—	—	—
Investment related gains (losses), net	(4,922)	8,805	—	—	15,324	—
Claims & other policy benefits	—	—	—	—	—	—
Interest credited	—	—	—	—	6,519	—
Policy acquisition costs and other insurance expenses	—	—	—	—	—	—
Included in other comprehensive income	—	—	(21)	(2,329)	—	—
Other revenues	—	—	—	2,289	—	(799)
Purchases(1)	12,248	—	335	—	(4,205)	—
Sales(1)	(541)	—	—	—	—	—
Settlements(1)	—	—	(314)	—	18,359	1,700
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Fair value, end of period	$42,937	$144,610	$3,217	$43,971	$(928,797)	$(782)
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment related gains (losses), net	$(5,000)	$8,805	$—	$—	$13,474	$—
Other revenues	—	—	—	2,289	—	(799)
Interest credited	—	—	—	—	(11,839)	—

For the six months ended June 30, 2018:	Fixed maturity securities - available-for-sale
	Corporate	Canadian government	RMBS	ABS
Fair value, beginning of period	$1,337,272	$593,942	$107,882	$123,474
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(666)	6,912	(135)	182
Investment related gains (losses), net	(3,141)	—	312	1,284
Included in other comprehensive income	(30,674)	(28,156)	(1,781)	(691)
Purchases(1)	255,668	—	45,328	11,000
Sales(1)	(17,269)	—	(4,961)	—
Settlements(1)	(143,474)	—	(4,535)	(22,283)
Transfers into Level 3	7,166	—	3,031	4,968
Transfers out of Level 3	(37,728)	—	(90,302)	(47,248)
Fair value, end of period	$1,367,154	$572,698	$54,839	$70,686
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(665)	$6,912	$(105)	$174
Investment related gains (losses), net	(3,141)	—	—	—

For the six months ended June 30, 2018 (continued):	Fixed maturity securities available-for-sale
	CMBS	U.S. government	State and political subdivisions	Other foreign government
Fair value, beginning of period	$3,234	$22,511	$41,203	$5,092
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	—	(217)	(2)	—
Included in other comprehensive income	(63)	(513)	590	(48)
Purchases(1)	—	214	—	—
Settlements(1)	(3)	(1,260)	(121)	—
Transfers out of Level 3	(1,301)	—	(25,165)	—
Fair value, end of period	$1,867	$20,735	$16,505	$5,044
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$—	$(218)	$(3)	$—

For the six months ended June 30, 2018 (continued):	Equity securities	Funds withheld at interest- embedded derivatives	Short-term Investments	Other assets - longevity swaps	Interest sensitive contract liabilities embedded derivatives	Other liabilities - mortality swaps
Fair value, beginning of period	$—	$122,194	$3,096	$40,659	$(1,014,228)	$(1,683)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment related gains (losses), net	(7,599)	22,416	—	—	30,109	—
Interest credited	—	—	—	—	31,870	—
Included in other comprehensive income	—	—	(46)	(1,245)	—	—
Other revenues	—	—	—	4,557	—	(799)
Purchases(1)	12,248	—	481	—	(12,713)	—
Sales(1)	(569)	—	—	—	—	—
Settlements(1)	(48)	—	(314)	—	36,165	1,700
Transfers into Level 3	38,905	—	—	—	—	—
Fair value, end of period	$42,937	$144,610	$3,217	$43,971	$(928,797)	$(782)
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment related gains (losses), net	$(7,705)	$22,416	$—	$—	$26,375	$—
Other revenues	—	—	—	4,557	—	(799)
Interest credited	—	—	—	—	(4,295)	—

For the three months ended June 30, 2017:	Fixed maturity securities - available-for-sale
	Corporate	Canadian government	RMBS	ABS
Fair value, beginning of period	$1,263,925	$483,560	$143,430	$208,436
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(396)	3,201	(29)	511
Investment related gains (losses), net	8,427	—	115	—
Included in other comprehensive income	(4,548)	46,509	1,962	1,136
Purchases(1)	104,087	—	29,318	34,366
Sales(1)	(23,174)	—	(4,467)	—
Settlements(1)	(74,531)	—	(4,655)	(27,569)
Transfers into Level 3	17,264	—	5,423	3,500
Transfers out of Level 3	—	—	(22,412)	(18,791)
Fair value, end of period	$1,291,054	$533,270	$148,685	$201,589
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
Included in earnings, net:
Investment related gains (losses), net	$—	$15,108	$—	$(1,794)	$—
Other revenues	—	—	1,981	—	(395)
Interest credited	—	—	—	(29,382)	—

For the six months ended June 30, 2017:	Fixed maturity securities - available-for-sale
	Corporate	Canadian government	RMBS	ABS
Fair value, beginning of period	$1,272,253	$475,965	$160,291	$219,280
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(819)	6,271	(274)	1,529
Investment related gains (losses), net	7,196	—	480	—
Included in other comprehensive income	400	51,034	2,612	6,903
Purchases(1)	150,001	—	45,817	45,215
Sales(1)	(23,174)	—	(15,071)	—
Settlements(1)	(146,001)	—	(11,439)	(45,723)
Transfers into Level 3	31,198	—	5,500	38,758
Transfers out of Level 3	—	—	(39,231)	(64,373)
Fair value, end of period	$1,291,054	$533,270	$148,685	$201,589
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
Included in earnings, net:
Investment related gains (losses), net	$—	$83,810	$—	$18,505	$—
Other revenues	—	—	3,846	—	(790)
Interest credited	—	—	—	(63,596)	—

(1)
The amount reported within purchases, sales and settlements is the purchase price (for purchases) and the sales/settlement proceeds (for sales and settlements) based upon the actual date purchased or sold/settled. Items purchased and sold/settled in the same period are excluded from the rollforward. The Company had no issuances during the period.

Nonrecurring Fair Value Measurements
During the six months ended June 30, 2018, the Company did not have any adjustments to its assets or liabilities measured at fair value on a nonrecurring basis that are still held at the reporting date. The following table presents information for assets measured at estimated fair value on a nonrecurring basis during the 2017 periods presented and still held at the reporting date (for example, when there is evidence of impairment). The estimated fair values for these assets were determined using significant unobservable inputs (Level 3).

	Carrying Value After Measurement	Net Investment Gains (Losses)
(dollars in thousands)	At June 30, 2017	Three months ended June 30, 2017	Six months ended June 30, 2017
Limited partnership interests(1)	$3,690	$(6,308)	$(6,308)

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

Fair Value of Financial Instruments
The Company is required by general accounting principles for Fair Value Measurements and Disclosures to disclose the fair value of certain financial instruments including those that are not carried at fair value. The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments, which were not measured at fair value on a recurring basis, as of June 30, 2018 and December 31, 2017 (dollars in thousands). For additional information regarding the methods and significant assumptions used by the Company to estimate these fair values, see Note 6 in the Notes to Consolidated Financial Statements included in the Company’s 2017 Annual Report. This table excludes any payables or receivables for collateral under repurchase agreements and other transactions. The estimated fair value of the excluded amount approximates carrying value as they equal the amount of cash collateral received/paid.

June 30, 2018:	Carrying Value (1)	Estimated Fair Value	Fair Value Measurement Using:
			Level 1	Level 2	Level 3	NAV
Assets:
Mortgage loans on real estate	$4,558,669	$4,461,317	$—	$—	$4,461,317	$—
Policy loans	1,339,252	1,339,252	—	1,339,252	—	—
Funds withheld at interest	5,836,373	6,057,217	—	—	6,057,217	—
Cash and cash equivalents	973,078	973,078	973,078	—	—	—
Short-term investments	40,507	40,507	40,507	—	—	—
Other invested assets	757,264	775,322	5,565	71,797	323,142	374,818
Accrued investment income	400,160	400,160	—	400,160	—	—
Liabilities:
Interest-sensitive contract liabilities	$13,072,239	$12,972,203	$—	$—	$12,972,203	$—
Long-term debt	2,788,111	2,868,837	—	—	2,868,837	—
Collateral finance and securitization notes	724,998	666,356	—	—	666,356	—

December 31, 2017:	Carrying Value (1)	Estimated Fair Value	Fair Value Measurement Using:
			Level 1	Level 2	Level 3	NAV
Assets:
Mortgage loans on real estate	$4,400,533	$4,477,654	$—	$—	$4,477,654	$—
Policy loans	1,357,624	1,357,624	—	1,357,624	—	—
Funds withheld at interest	5,955,092	6,275,623	—	—	6,275,623	—
Cash and cash equivalents	946,736	946,736	946,736	—	—	—
Short-term investments	42,558	42,558	42,558	—	—	—
Other invested assets	651,792	679,377	28,540	67,778	247,934	335,125
Accrued investment income	392,721	392,721	—	392,721	—	—
Liabilities:
Interest-sensitive contract liabilities	$12,683,872	$12,917,243	$—	$—	$12,917,243	$—
Long-term debt	2,788,365	2,959,912	—	—	2,959,912	—
Collateral finance and securitization notes	783,938	722,145	—	—	722,145	—

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

	Three months ended June 30,		Six months ended June 30,
Revenues:	2018	2017	2018	2017
U.S. and Latin America:
Traditional	$1,564,147	$1,522,698	$3,053,841	$3,011,201
Financial Solutions	229,948	271,976	443,300	570,822
Total	1,794,095	1,794,674	3,497,141	3,582,023
Canada:
Traditional	312,199	269,273	614,518	533,548
Financial Solutions	12,089	12,003	24,866	23,810
Total	324,288	281,276	639,384	557,358
Europe, Middle East and Africa:
Traditional	372,538	345,920	766,320	664,006
Financial Solutions	100,675	73,405	188,818	153,394
Total	473,213	419,325	955,138	817,400
Asia Pacific:
Traditional	570,520	561,529	1,185,059	1,066,759
Financial Solutions	17,992	17,984	37,838	38,436
Total	588,512	579,513	1,222,897	1,105,195
Corporate and Other	15,800	54,488	55,055	76,040
Total	$3,195,908	$3,129,276	$6,369,615	$6,138,016

	Three months ended June 30,		Six months ended June 30,
Income (loss) before income taxes:	2018	2017	2018	2017
U.S. and Latin America:
Traditional	$71,978	$90,594	$74,870	$120,554
Financial Solutions	82,388	106,985	149,809	210,571
Total	154,366	197,579	224,679	331,125
Canada:
Traditional	21,805	32,836	45,512	52,164
Financial Solutions	3,544	4,425	6,735	8,017
Total	25,349	37,261	52,247	60,181
Europe, Middle East and Africa:
Traditional	6,468	11,354	21,889	25,330
Financial Solutions	65,369	28,905	104,533	60,823
Total	71,837	40,259	126,422	86,153
Asia Pacific:
Traditional	58,862	53,322	81,749	95,010
Financial Solutions	4,138	5,377	8,159	11,249
Total	63,000	58,699	89,908	106,259
Corporate and Other	(67,264)	5,517	(108,043)	(36,559)
Total	$247,288	$339,315	$385,213	$547,159

Assets:	June 30, 2018	December 31, 2017
U.S. and Latin America:
Traditional	$19,038,145	$18,603,423
Financial Solutions	16,043,393	15,959,206
Total	35,081,538	34,562,629
Canada:
Traditional	4,203,344	4,161,452
Financial Solutions	141,581	126,372
Total	4,344,925	4,287,824
Europe, Middle East and Africa:
Traditional	3,335,264	3,099,495
Financial Solutions	4,829,194	5,274,993
Total	8,164,458	8,374,488
Asia Pacific:
Traditional	5,159,546	4,915,442
Financial Solutions	1,156,371	1,198,585
Total	6,315,917	6,114,027
Corporate and Other	5,859,659	7,175,850
Total	$59,766,497	$60,514,818

8.    Commitments, Contingencies and Guarantees
Commitments
Funding of Investments
The Company’s commitments to fund investments as of June 30, 2018 and December 31, 2017 are presented in the following table (dollars in thousands):

	June 30, 2018	December 31, 2017
Limited partnership interests and joint ventures	$490,601	$485,197
Commercial mortgage loans	113,992	40,815
Bank loans and private placements	98,652	60,472
Equity release mortgages	157,069	153,937
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
Guarantees
Statutory Reserve Support
RGA, through wholly-owned subsidiaries, has committed to provide statutory reserve support to third parties, in exchange for a fee, by funding loans if certain defined events occur. Such statutory reserves are required under the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX for term life insurance policies and Regulation A-XXX for universal life secondary guarantees). The third parties have recourse to RGA should the subsidiary fail to provide the required funding, however, as of June 30, 2018, the Company does not believe that it will be required to provide any funding under these commitments as the occurrence of the defined events is considered remote. The following table presents the maximum potential obligation for these commitments as of June 30, 2018 (dollars in millions):

Commitment Period:	Maximum Potential Obligation
2023	$500.0
2033	450.0
2034	2,000.0
2035	1,314.2
2036	1,932.0
2037	6,750.0
2038	800.0

Other Guarantees
RGA has issued guarantees to third parties on behalf of its subsidiaries for the payment of amounts due under certain securities borrowing and repurchase arrangements, financing arrangements and office lease obligations, whereby, if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. Additionally, in limited circumstances, treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA’s subsidiary is relatively new, unrated, or not of a significant size, relative to the ceding company. Liabilities supported by the treaty guarantees, before consideration for any legally offsetting amounts due from the guaranteed party are reflected on the Company’s condensed consolidated balance sheets in future policy benefits. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to securities borrowing and repurchase arrangements provide additional security to third parties should a subsidiary fail to provide securities when due. RGA’s guarantees issued as of June 30, 2018 and December 31, 2017 are reflected in the following table (dollars in thousands):

	June 30, 2018	December 31, 2017
Treaty guarantees	$913,902	$1,047,449
Treaty guarantees, net of assets in trust	802,073	926,393
Securities borrowing and repurchase arrangements	289,210	294,325
Financing arrangements	74,864	86,183
Lease obligations	1,137	1,662

9.	Income Tax
The Company's effective tax rates differed from the applicable U.S. federal income tax statutory rates of 21% and 35% as a result of the following for the three and six months ended June 30, 2018 and 2017, respectively (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Tax provision at U.S. statutory rate	$51,931	$118,760	$80,895	$191,506
Increase (decrease) in income taxes resulting from:
U.S. Tax Reform provisional adjustments	(4,314)	—	(3,539)	—
Foreign tax rate differing from U.S. tax rate	(330)	(4,261)	1,103	(10,413)
Differences in tax bases in foreign jurisdictions	(1,132)	(13,375)	(6,892)	(16,759)
Deferred tax valuation allowance	3,079	13,031	10,501	14,213
Amounts related to tax audit contingencies	(2,036)	(1,783)	(1,201)	(1,172)
Corporate rate changes	145	44	417	(1,193)
Subpart F	(348)	1,140	310	1,326
Foreign tax credits	113	(1,938)	(459)	(2,064)
Global intangible low-taxed income, net of credit	(119)	—	4,291	—
Equity compensation excess benefit	(3,135)	(2,609)	(4,250)	(4,464)
Return to provision adjustments	(503)	(633)	(139)	(403)
Other, net	(437)	(1,251)	(428)	(1,120)
Total provision for income taxes	$42,914	$107,125	$80,609	$169,457
Effective tax rate	17.4%	31.6%	20.9%	31.0%
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

As of June 30, 2018, the Company has not yet completed its accounting for the tax effects of the enactment of U.S. Tax Reform. The Company continues to gather additional information to account for the effects of U.S. Tax Reform such as information to more precisely compute the pretax deferred tax items upon which the change in rate was applied and refine the necessary valuation allowance. The Company also continues to monitor the issuance of new guidance in the form of Treasury Regulations which could impact the provisional balances recorded as of December 31, 2017.
The Company continues to evaluate the effects of the BEAT and is currently restructuring existing business flows to reduce the risk that the Company will be subject to the BEAT for 2018. The Company has estimated that the annual deductible payments to foreign affiliates as a percentage of annual estimated total deductions to be below the threshold for application of the BEAT; therefore, the Company has not established an additional BEAT liability as of June 30, 2018.
The effective tax rates for the second quarter and first six months of 2018 were lower than the U.S. Statutory rate of 21.0% primarily as a result of U.S. Tax Reform related adjustments, the effective settlement of an uncertain tax position, benefits from differences in bases in foreign jurisdictions and excess tax benefits related to equity compensation. These benefits were partially offset by valuation allowances established on losses in foreign jurisdictions. The effective tax rates for the second quarter and first six months of 2017 were lower than the U.S. Statutory rate of 35% primarily as a result of tax benefits from income in non-U.S. jurisdictions, mostly related to RGA Life Reinsurance Company of Canada and the United Kingdom Branch of RGA International Reinsurance Company dac, with statutory rates of 26.6% and 19.3%, respectively. Further, tax benefits derived from differences in tax bases in foreign jurisdictions and benefits related to the filing of an amended tax return also lowered the effective tax rate. These benefits were partially offset with a valuation allowance established related to the amended return filing.
10.    Employee Benefit Plans
The components of net periodic benefit costs, included in other operating expenses on the condensed consolidated statements of income, for the three and six months ended June 30, 2018 and 2017 were as follows (dollars in thousands):

	Pension Benefits		Other Benefits
	Three months ended June 30,		Three months ended June 30,
	2018	2017	2018	2017
Service cost	$3,570	$2,819	$636	$721
Interest cost	1,357	1,431	529	565
Expected return on plan assets	(2,213)	(1,823)	—	—
Amortization of prior service cost (credit)	82	95	(329)	(155)
Amortization of prior actuarial losses	769	1,082	498	457
Settlements	—	256	—	—
Net periodic benefit cost	$3,565	$3,860	$1,334	$1,588

	Pension Benefits		Other Benefits
	Six months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Service cost	$6,224	$5,399	$1,272	$1,442
Interest cost	2,687	2,629	1,059	1,130
Expected return on plan assets	(3,767)	(3,108)	—	—
Amortization of prior service cost (credit)	165	169	(658)	(311)
Amortization of prior actuarial losses	1,863	2,163	996	914
Settlements	—	513	—	—
Net periodic benefit cost	$7,172	$7,765	$2,669	$3,175
The Company made $5.0 million in pension contributions during the first six months of 2018 and expects to make total pension contributions between $8.0 million and $10.0 million in 2018.

11.	Reinsurance
Retrocession reinsurance treaties do not relieve the Company from its obligations to direct writing companies. Failure of retrocessionaires to honor their obligations could result in losses to the Company. Consequently, allowances would be established for amounts deemed uncollectible. At June 30, 2018 and December 31, 2017, no allowances were deemed necessary. The Company regularly evaluates the financial condition of the insurance companies from which it assumes and to which it cedes reinsurance.
Retrocessions are arranged through the Company’s retrocession pools for amounts in excess of the Company’s retention limit. As of June 30, 2018 and December 31, 2017, all rated retrocession pool participants followed by the A.M. Best Company were rated “A- (excellent)” or better, except for one pool member that was rated “B++”. The Company verifies retrocession pool participants’ ratings on a quarterly basis. For a majority of the retrocessionaires that were not rated, security in the form of letters of credit or trust assets has been posted. In addition, the Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance. In addition to its third party retrocessionaires, various RGA reinsurance subsidiaries retrocede amounts in excess of their retention to affiliated subsidiaries.
The following table presents information for the Company’s reinsurance ceded receivable assets, including the respective amount and A.M. Best rating for each reinsurer representing in excess of five percent of the total as of June 30, 2018 or December 31, 2017 (dollars in thousands):

		June 30, 2018		December 31, 2017
Reinsurer	A.M. Best Rating	Amount	% of Total	Amount	% of Total
Reinsurer A	A+	$312,405	39.6	$301,478	38.6%
Reinsurer B	A+	198,782	25.2	203,898	26.1
Reinsurer C	A	67,699	8.6	67,723	8.7
Reinsurer D	A+	41,807	5.3	40,528	5.2
Reinsurer E	A++	38,935	4.9	40,592	5.2
Other reinsurers		129,801	16.4	127,808	16.2
Total		$789,429	100.0%	$782,027	100.0%
Included in the total reinsurance ceded receivables balance were $271.2 million and $243.8 million of claims recoverable, of which $3.1 million and $1.9 million were in excess of 90 days past due, as of June 30, 2018 and December 31, 2017, respectively.

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
Overview
The Company is among the leading global providers of life reinsurance and financial solutions, with $3.3 trillion of life reinsurance in force. Traditional reinsurance includes individual and group life and health, disability, and critical illness reinsurance. Financial solutions includes longevity reinsurance, asset-intensive reinsurance, and financial reinsurance. The Company derives revenues primarily from renewal premiums from existing reinsurance treaties, new business premiums from existing or new reinsurance treaties, fee income from financial solutions business and income earned on invested assets.
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
Consolidated Results of Operations

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenues:	(Dollars in thousands, except per share data)
Net premiums	$2,594,460	$2,480,451	$5,177,011	$4,846,147
Investment income, net of related expenses	528,061	518,538	1,044,390	1,032,902
Investment related gains (losses), net	(10,572)	56,295	(11,042)	116,818
Other revenues	83,959	73,992	159,256	142,149
Total revenues	3,195,908	3,129,276	6,369,615	6,138,016
Benefits and Expenses:
Claims and other policy benefits	2,279,593	2,164,363	4,641,694	4,270,508
Interest credited	109,327	115,285	189,776	222,969
Policy acquisition costs and other insurance expenses	320,276	319,832	677,178	699,221
Other operating expenses	194,959	154,356	386,233	312,862
Interest expense	37,025	29,352	74,479	71,754
Collateral finance and securitization expense	7,440	6,773	15,042	13,543
Total benefits and expenses	2,948,620	2,789,961	5,984,402	5,590,857
Income before income taxes	247,288	339,315	385,213	547,159
Provision for income taxes	42,914	107,125	80,609	169,457
Net income	$204,374	$232,190	$304,604	$377,702
Earnings per share:
Basic earnings per share	$3.19	$3.60	$4.74	$5.86
Diluted earnings per share	$3.13	$3.54	$4.65	$5.76
Dividends declared per share	$0.50	$0.41	$1.00	$0.82

Consolidated income before income taxes decreased $92.0 million, or 27.1%, and $161.9 million, or 29.6%, for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. The decrease in income for the second quarter of 2018 was primarily due to unfavorable claims experience in the U.S. group and individual mortality businesses and an increase in operating expenses related to the Company’s strategic initiatives. In addition, the decrease in income for the first six months of 2018 reflects an unfavorable change in investment related gains (losses) largely due to changes in the fair value of embedded derivatives on modco or funds withheld treaties within the U.S. segment primarily related to changes in interest rates and credit spreads. The effect of the change in fair value of these embedded derivatives on income is discussed below. Foreign currency fluctuations relative to the prior year resulted in an increase in income before income taxes by approximately $6.0 million and $14.8 million for the second quarter and first six months of 2018, as compared to the same periods in 2017.
The Company recognizes in consolidated income, any changes in the fair value of embedded derivatives on modco or funds withheld treaties, equity-indexed annuity treaties (“EIAs”) and variable annuities with guaranteed minimum benefit riders. The Company utilizes freestanding derivatives to minimize the income statement volatility due to changes in the fair value of embedded derivatives associated with guaranteed minimum benefit riders. The following table presents the effect of embedded derivatives and related freestanding derivatives on income before income taxes for the periods indicated (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Modco/Funds withheld:
Unrealized gains (losses)	$8,805	$15,108	$22,416	$83,810
Deferred acquisition costs/retrocession	405	(10,585)	(2,668)	(39,526)
Net effect	9,210	4,523	19,748	44,284
EIAs:
Unrealized gains (losses)	(565)	7,340	27,998	35,298
Deferred acquisition costs/retrocession	(418)	(4,699)	(15,711)	(21,214)
Net effect	(983)	2,641	12,287	14,084
Guaranteed minimum benefit riders:
Unrealized gains (losses)	15,324	360	30,109	22,723
Deferred acquisition costs/retrocession	3,864	4,291	6,195	26,292
Net effect	19,188	4,651	36,304	49,015
Related freestanding derivatives	(18,805)	(2,730)	(41,304)	(51,706)
Net effect after related freestanding derivatives	383	1,921	(5,000)	(2,691)

Total net effect of embedded derivatives	27,415	11,815	68,339	107,383
Related freestanding derivatives	(18,805)	(2,730)	(41,304)	(51,706)
Total net effect after freestanding derivatives	$8,610	$9,085	$27,035	$55,677
Consolidated net premiums increased $114.0 million, or 4.6%, and $330.9 million, or 6.8%, for the three and six months ended June 30, 2018, as compared to the same periods in 2017, primarily due to growth in life reinsurance in force. Additionally, foreign currency fluctuations contributed to the increases in net premiums by approximately $40.9 million and $120.2 million for the second quarter and first six months of 2018, as compared to the same periods in 2017. Consolidated assumed life insurance in force increased to $3,340.6 billion as of June 30, 2018 from $3,233.1 billion as of June 30, 2017 due to new business production and in force transactions. The Company added new business production, measured by face amount of insurance in force, of $99.7 billion and $122.5 billion during the second quarter of 2018 and 2017, respectively, and $196.4 billion and $214.1 billion during the first six months of 2018 and 2017, respectively.
Consolidated investment income, net of related expenses, increased $9.5 million, or 1.8%, and $11.5 million, or 1.1%, for the three and six months ended June 30, 2018, as compared to the same periods in 2017. The increases are primarily attributable to an increase in the average invested asset base largely offset by a decrease in the average investment yield, lower variable investment income and an unfavorable change in the fair value of the Company’s funds withheld at interest assets associated with the reinsurance of certain EIA products. The re-measurement of these funds withheld assets decreased investment income by $19.2 million and $62.5 million in the second quarter and first six months of 2018, respectively, as compared to the same periods in 2017. The effect on investment income of the EIA's market value changes is substantially offset by a corresponding change in interest credited to policyholder account balances resulting in an insignificant effect on net income.
Average invested assets at amortized cost, excluding spread related business, for the six months ended June 30, 2018 totaled $26.8 billion, a 7.0% increase over June 30, 2017. The average yield earned on investments, excluding spread related business, was 4.32% and 4.60% for the second quarter of 2018 and 2017, respectively, and 4.39% and 4.50% for the six months ended June 30,

2018 and 2017, respectively. The average yield will vary from quarter to quarter and year to year depending on a number of variables, including the prevailing interest rate and credit spread environment, prepayment fees and make-whole premiums, changes in the mix of the underlying investments and cash balances, and the timing of dividends and distributions on certain investments. A continued low interest rate environment is expected to put downward pressure on this yield in future reporting periods.
Total investment related gains (losses), net were $(10.6) million and $56.3 million for the second quarter of 2018 and 2017, respectively, and $(11.0) million and $116.8 million for the first six months of 2018 and 2017, respectively. The unfavorable changes are largely due to asset repositioning related to reinsurance transactions occurring in late 2017 and early 2018. A portion of the investment related gains (losses) are due to changes in the value of embedded derivatives related to reinsurance treaties written on a modco or funds withheld basis, reflecting the impact of changes in interest rates and credit spreads on the calculation of fair value. Changes in the fair value of these embedded derivatives increased investment related gains by $8.8 million and $15.1 million for the second quarter of 2018 and 2017, respectively, and $22.4 million and $83.8 million for the first six months of 2018 and 2017, respectively. In addition, impairments on fixed maturity securities decreased by $17.2 million in the first six months of 2018, as compared to the same period in 2017. See Note 4 - “Investments” and Note 5 - “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for additional information on the impairment losses and derivatives.
The effective tax rate on a consolidated basis was 17.4% and 31.6% for the second quarter 2018 and 2017, respectively, and 20.9% and 31.0% for the first six months of 2018 and 2017, respectively. The 2018 effective tax rates reflect changes to the U.S. tax code related to the Tax Cuts and Jobs Act of 2017. See Note 9 - “Income Tax” in the Notes to Condensed Consolidated Financial Statements for additional information on the Company’s consolidated effective tax rates.

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

For the three months ended June 30, 2018:		Financial Solutions
(dollars in thousands)		Asset-Intensive	Financial Reinsurance	Total U.S. and Latin America
	Traditional
Revenues:
Net premiums	$1,373,548	$6,699	$—	$1,380,247
Investment income, net of related expenses	180,478	171,810	1,504	353,792
Investment related gains (losses), net	3,725	776	—	4,501
Other revenues	6,396	24,065	25,094	55,555
Total revenues	1,564,147	203,350	26,598	1,794,095
Benefits and expenses:
Claims and other policy benefits	1,255,007	22,590	—	1,277,597
Interest credited	20,992	74,810	—	95,802
Policy acquisition costs and other insurance expenses	182,064	37,939	2,609	222,612
Other operating expenses	34,106	7,171	2,441	43,718
Total benefits and expenses	1,492,169	142,510	5,050	1,639,729
Income before income taxes	$71,978	$60,840	$21,548	$154,366

For the three months ended June 30, 2017:		Financial Solutions
(dollars in thousands)		Asset-Intensive	Financial Reinsurance	Total U.S. and Latin America
	Traditional
Revenues:
Net premiums	$1,335,316	$7,128	$—	$1,342,444
Investment income, net of related expenses	183,713	177,957	1,853	363,523
Investment related gains (losses), net	(654)	32,626	—	31,972
Other revenues	4,323	26,211	26,201	56,735
Total revenues	1,522,698	243,922	28,054	1,794,674
Benefits and expenses:
Claims and other policy benefits	1,194,917	24,503	—	1,219,420
Interest credited	20,838	87,664	—	108,502
Policy acquisition costs and other insurance expenses	186,375	38,211	5,619	230,205
Other operating expenses	29,974	6,542	2,452	38,968
Total benefits and expenses	1,432,104	156,920	8,071	1,597,095
Income before income taxes	$90,594	$87,002	$19,983	$197,579

For the six months ended June 30, 2018:		Financial Solutions
(dollars in thousands)		Asset-Intensive	Financial Reinsurance	Total U.S. and Latin America
	Traditional
Revenues:
Net premiums	$2,672,970	$11,891	$—	$2,684,861
Investment income, net of related expenses	363,538	329,722	3,326	696,586
Investment related gains (losses), net	5,408	1,452	—	6,860
Other revenues	11,925	47,024	49,885	108,834
Total revenues	3,053,841	390,089	53,211	3,497,141
Benefits and expenses:
Claims and other policy benefits	2,509,968	38,535	—	2,548,503
Interest credited	41,272	129,022	—	170,294
Policy acquisition costs and other insurance expenses	359,704	99,974	6,609	466,287
Other operating expenses	68,027	14,456	4,895	87,378
Total benefits and expenses	2,978,971	281,987	11,504	3,272,462
Income before income taxes	$74,870	$108,102	$41,707	$224,679

For the six months ended June 30, 2017:		Financial Solutions
(dollars in thousands)		Asset-Intensive	Financial Reinsurance	Total U.S. and Latin America
	Traditional
Revenues:
Net premiums	$2,639,661	$11,763	$—	$2,651,424
Investment income, net of related expenses	362,708	365,110	3,517	731,335
Investment related gains (losses), net	1,311	90,397	—	91,708
Other revenues	7,521	49,425	50,610	107,556
Total revenues	3,011,201	516,695	54,127	3,582,023
Benefits and expenses:
Claims and other policy benefits	2,420,557	42,039	—	2,462,596
Interest credited	41,127	166,821	—	207,948
Policy acquisition costs and other insurance expenses	367,185	121,864	11,560	500,609
Other operating expenses	61,778	13,199	4,768	79,745
Total benefits and expenses	2,890,647	343,923	16,328	3,250,898
Income before income taxes	$120,554	$172,772	$37,799	$331,125
Income before income taxes decreased by $43.2 million, or 21.9%, and $106.4 million, or 32.1%, for the three and six months ended June 30, 2018, as compared to the same periods in 2017. The decrease in income before income taxes for the second quarter was primarily due to a decrease in investment related gains and unfavorable claims experience in the group disability and healthcare excess lines of business. The decrease in income before income taxes for the first six months was primarily due to the aforementioned unfavorable claims experience from group business and the individual mortality business due partially to a severe influenza season in 2018. Also contributing to the year over year decline in income were lower investment related gains and changes in the value of the embedded derivatives associated with reinsurance treaties structured on a modco or funds withheld basis.
Traditional Reinsurance
Income before income taxes for the U.S. and Latin America Traditional segment decreased by $18.6 million, or 20.5%, and $45.7 million, or 37.9%, for the three and six months ended June 30, 2018, as compared to the same periods in 2017. The decrease in the second quarter and first six months is primarily due to unfavorable claims experience in the group disability and healthcare excess lines of business and higher individual mortality claims. Mortality claims increased significantly in the first quarter of 2018 due to a severe influenza season.
Net premiums increased $38.2 million, or 2.9%, and $33.3 million, or 1.3%, for the three and six months ended June 30, 2018, as compared to the same periods in 2017. The increases in net premiums in the second quarter and first six months were reduced by $28.8 million and $51.8 million, respectively, due to the restructure of a health treaty. After adjusting for the treaty restructure, net premiums increased 5.1% and 3.3% in the second quarter and first six months of 2018, respectively, compared to the same periods in 2017, due to expected organic growth mainly in the Mortality and Group lines of business. The segment added new individual life business production, measured by face amount of insurance in force of $29.3 billion and $23.5 billion for the second quarter and $52.6 billion and $50.3 billion for the first six months of 2018 and 2017, respectively.

Net investment income decreased $3.2 million, or 1.8%, and increased by $0.8 million, or 0.2%, for the three and six months ended June 30, 2018, as compared to the same periods in 2017. The decrease in the second quarter was primarily due to lower variable investment income. For the first six months, investment income was relatively flat as the effect of less variable investment income was offset by growth in the asset base. Investment related gains (losses), net increased $4.4 million and $4.1 million for the three and six months ended June 30, 2018, as compared to the same periods in 2017.
Claims and other policy benefits as a percentage of net premiums (“loss ratios”) were 91.4% and 89.5% for the second quarter and 93.9% and 91.7%, for the six months ended June 30, 2018 and 2017, respectively. The increases in the loss ratios for the second quarter and first six months of 2018, as compared to the same periods in 2017 were primarily due to unfavorable claims experience in both the group and mortality lines of business. Management believes a portion of the unfavorable variance is the normal volatility associated with influenza season.
Interest credited expense remained flat for the three and six months ended June 30, 2018, as compared to the same periods in 2017. Interest credited in this segment relates to amounts credited on cash value products which also have a significant mortality component. Income before income taxes is affected by the spread between the investment income and the interest credited on the underlying products.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 13.3% and 14.0% for the second quarter and 13.5% and 13.9% for the six months ended June 30, 2018 and 2017, respectively. While these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels within coinsurance-type arrangements. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary. Also, the mix of first year coinsurance business versus yearly renewable term business can cause the percentage to fluctuate from period to period
Other operating expenses increased $4.1 million, or 13.8%, and $6.2 million, or 10.1%, for the three and six months ended June 30, 2018, as compared to the same periods in 2017. The increase in operating expenses, for both periods, is primarily related to expense growth associated with key business line initiatives focused on enhancing the services and reinsurance options for clients. Other operating expenses, as a percentage of net premiums were 2.5% and 2.2% for the second quarter and 2.5% and 2.3% first six months of 2018 and 2017, respectively. The expense ratio tends to fluctuate only slightly from period to period due to the maturity and scale of this segment.
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

(dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenues:
Total revenues	$203,350	$243,922	$390,089	$516,695
Less:
Embedded derivatives – modco/funds withheld treaties	5,039	15,762	16,957	82,500
Guaranteed minimum benefit riders and related free standing derivatives	2,077	3,017	(2,512)	(3,877)
Revenues before certain derivatives	196,234	225,143	375,644	438,072
Benefits and expenses:
Total benefits and expenses	142,510	156,920	281,987	343,923
Less:
Embedded derivatives – modco/funds withheld treaties	(405)	10,585	2,668	39,526
Guaranteed minimum benefit riders and related free standing derivatives	1,694	1,096	2,488	(1,186)
Equity-indexed annuities	983	(2,641)	(12,287)	(14,084)
Benefits and expenses before certain derivatives	140,238	147,880	289,118	319,667
Income before income taxes:
Income before income taxes	60,840	87,002	108,102	172,772
Less:
Embedded derivatives – modco/funds withheld treaties	5,444	5,177	14,289	42,974
Guaranteed minimum benefit riders and related free standing derivatives	383	1,921	(5,000)	(2,691)
Equity-indexed annuities	(983)	2,641	12,287	14,084
Income before income taxes and certain derivatives	$55,996	$77,263	$86,526	$118,405
Embedded Derivatives - Modco/Funds Withheld Treaties - Represents the change in the fair value of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis. The fair value changes of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in benefits and expenses. The Company’s utilization of a credit valuation adjustment did not have a material effect on the change in fair value of these embedded derivatives for the six months ended June 30, 2018 and 2017.
The change in fair value of the embedded derivatives - modco/funds withheld treaties increased income before income taxes by $5.4 million and $5.2 million for the second quarter and $14.3 million and $43.0 million for the six months ended June 30, 2018 and 2017, respectively. The increase in income for the second quarter of 2018 was primarily the result of interest rate movements, partially offset by repositioning in the funds withheld portfolio. The increase in income for the second quarter of 2017 and for the first six months ended June 30, 2018 and 2017 were primarily due to tightening credit spreads.
Guaranteed Minimum Benefit Riders - Represents the impact related to guaranteed minimum benefits associated with the Company’s reinsurance of variable annuities. The fair value changes of the guaranteed minimum benefits along with the changes in fair value of the free standing derivatives (interest rate swaps, financial futures and equity options), purchased by the Company to substantially hedge the liability are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in benefits and expenses. The Company’s utilization of a credit valuation adjustment did not have a material effect on the change in fair value of these embedded derivatives for the six months ended June 30, 2018 and 2017.
The change in fair value of the guaranteed minimum benefits, after allowing for changes in the associated free standing derivatives, increased income before income taxes by $0.4 million and $1.9 million for the second quarter and decreased by $5.0 million and $2.7 million for the six months ended June 30, 2018 and 2017, respectively. The increases in income for the second quarter of 2018 and 2017 were primarily due to favorable hedging results. The decrease in income for the first six months ended June 30, 2018 was primarily the result of interest rate movements. The decrease in income for the first six months of2017 was primarily the result of lower policyholder lapses.
Equity-Indexed Annuities - Represents changes in the liability for equity-indexed annuities in excess of changes in account value, after adjustments for related deferred acquisition expenses. The change in fair value of embedded derivative liabilities associated with equity-indexed annuities increased (decreased) income before income taxes by $(1.0) million and $2.6 million for the second quarter and $12.3 million and $14.1 million for the six months ended June 30, 2018 and 2017, respectively.  The decrease in income for the second quarter of 2018 was primarily the result of interest rate movements. The increase in income for the first six months of 2018 was primarily due to lower policyholder lapses and withdrawals. The increase in income for the second quarter and first six months of 2017 was primarily due to changes in the domestic equity markets.

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
Discussion and analysis before certain derivatives:
Income before income taxes and certain derivatives decreased by $21.3 million and $31.9 million for the three and six months ended June 30, 2018, as compared to the same periods in 2017. The decreases in the second quarter and first six months were primarily due to lower investment related gains (losses), net of the corresponding impact to deferred acquisition costs, associated with coinsurance portfolios.
Revenue before certain derivatives decreased by $28.9 million and $62.4 million for the three and six months ended June 30, 2018, as compared to the same periods in 2017. The decreases in the second quarter and first six months were primarily due to the change in fair value of equity options associated with the reinsurance of EIAs and lower investment related gains (losses) associated with coinsurance portfolios. The effect on investment income related to equity options is substantially offset by a corresponding change in interest credited.
Benefits and expenses before certain derivatives decreased by $7.6 million and $30.5 million for the three and six months ended June 30, 2018, as compared to the same period in 2017. The decreases in the second quarter and first six months were primarily due to lower interest credited associated with the reinsurance of EIAs. The effect on interest credited related to equity options is substantially offset by a corresponding change in investment income.
The invested asset base supporting this segment increased to $15.8 billion as of June 30, 2018 from $15.7 billion as of June 30, 2017. As of June 30, 2018, $4.0 billion of the invested assets were funds withheld at interest, of which greater than 90% is associated with one client.
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
Income before income taxes increased $1.6 million, or 7.8%, and $3.9 million, or 10.3%, for the three and six months ended June 30, 2018, as compared to the same periods in 2017. The increases were primarily due to growth in new transactions.
At June 30, 2018 and 2017, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial structures was $13.7 billion and $12.4 billion, respectively. The increase was primarily due to new transactions, as well as organic growth on existing transactions. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and therefore can fluctuate from period to period.

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

(dollars in thousands)	Three months ended June 30,
	2018			2017
Revenues:	Traditional	Financial Solutions	Total Canada	Traditional	Financial Solutions	Total Canada
Net premiums	$260,750	$10,955	$271,705	$221,380	$9,314	$230,694
Investment income, net of related expenses	49,535	330	49,865	44,830	1,351	46,181
Investment related gains (losses), net	446	—	446	2,598	—	2,598
Other revenues	1,468	804	2,272	465	1,338	1,803
Total revenues	312,199	12,089	324,288	269,273	12,003	281,276
Benefits and expenses:
Claims and other policy benefits	223,935	7,915	231,850	181,197	7,099	188,296
Interest credited	21	—	21	5	—	5
Policy acquisition costs and other insurance expenses	58,541	292	58,833	47,597	206	47,803
Other operating expenses	7,897	338	8,235	7,638	273	7,911
Total benefits and expenses	290,394	8,545	298,939	236,437	7,578	244,015
Income before income taxes	$21,805	$3,544	$25,349	$32,836	$4,425	$37,261

(dollars in thousands)	Six months ended June 30,
	2018			2017
Revenues:	Traditional	Financial Solutions	Total Canada	Traditional	Financial Solutions	Total Canada
Net premiums	$513,473	$22,260	$535,733	$437,142	$18,724	$455,866
Investment income, net of related expenses	100,119	445	100,564	89,336	2,395	91,731
Investment related gains (losses), net	(285)	—	(285)	6,441	—	6,441
Other revenues	1,211	2,161	3,372	629	2,691	3,320
Total revenues	614,518	24,866	639,384	533,548	23,810	557,358
Benefits and expenses:
Claims and other policy benefits	436,760	17,030	453,790	372,249	14,718	386,967
Interest credited	26	—	26	9	—	9
Policy acquisition costs and other insurance expenses	115,573	388	115,961	93,279	350	93,629
Other operating expenses	16,647	713	17,360	15,847	725	16,572
Total benefits and expenses	569,006	18,131	587,137	481,384	15,793	497,177
Income before income taxes	$45,512	$6,735	$52,247	$52,164	$8,017	$60,181
Income before income taxes decreased by $11.9 million, or 32.0%, and $7.9 million, or 13.2%, for the three and six months ended June 30, 2018, as compared to the same periods in 2017. The decreases in income for the second quarter and first six months are primarily due to unfavorable traditional individual life mortality experience as compared to the same periods in 2017. Foreign currency exchange fluctuations in the Canadian dollar resulted in an increase in income before income taxes of $0.7 million and $2.3 million for the three and six months ended June 30, 2018, as compared to the same periods in 2017.
Traditional Reinsurance
Income before income taxes for the Canada Traditional segment decreased by $11.0 million, or 33.6%, and $6.7 million, or 12.8%, for the three and six months ended June 30, 2018, as compared to the same periods in 2017. The decreases in income before income taxes for the second quarter and first six months were primarily due to unfavorable traditional individual life mortality experience. Foreign currency exchange fluctuations in the Canadian dollar resulted in an increase in income before income taxes of $0.6 million and $2.0 million for the three and six months ended June 30, 2018, as compared to the same periods in 2017.

Net premiums increased $39.4 million, or 17.8%, and $76.3 million, or 17.5%, for the three and six months ended June 30, 2018, as compared to the same periods in 2017. The increases in net premiums were primarily due to a new in force block transaction during the first quarter of 2018. Foreign currency exchange fluctuations in the Canadian dollar resulted in an increase in net premiums of approximately $10.2 million and $21.1 million for the three and six months ended June 30, 2018, as compared to the same periods in 2017.
Net investment income increased $4.7 million, or 10.5%, and $10.8 million, or 12.1%, for the three and six months ended June 30, 2018, as compared to the same periods in 2017. The increases in investment income for the second quarter and the first six months were primarily the result of an increase in the invested asset base due to growth in the underlying business volume and an increase in investment yields from a higher level of variable investment income in the first quarter. Additionally, foreign currency exchange fluctuation in the Canadian dollar resulted in an increase in net investment income of approximately $2.0 million and $4.2 million for the three and six months ended June 30, 2018, as compared to the same periods in 2017.
Other revenues increased by $1.0 million and $0.6 million for the three and six months ended June 30, 2018, as compared to the same periods in 2017. These variances are primarily due to gains and losses related to foreign currency transactions.
Loss ratios for this segment were 85.9% and 81.8% for the second quarter and 85.1% and 85.2% for the six months ended June 30, 2018 and 2017, respectively. The increase in the loss ratio for the three months of 2018, as compared to the same period in 2017, is due to unfavorable traditional individual life mortality experience. Loss ratios for the traditional individual life mortality business were 97.8% and 94.3% for the second quarter and 94.6% and 98.3% for the first six months ended June 30, 2018 and 2017, respectively. Historically, the loss ratio increased primarily as the result of several large permanent level premium in force blocks assumed in 1997 and 1998. These blocks are mature blocks of long-term permanent level premium business in which mortality as a percentage of net premiums is expected to be higher than historical ratios. The nature of permanent level premium policies requires the Company to set up actuarial liabilities and invest the amounts received in excess of early-year claims costs to fund claims in later years when premiums, by design, continue to be level as compared to expected increasing mortality or claim costs. As such, investment income becomes a more significant component of profitability of these in force blocks. Excluding creditor business, claims and other policy benefits, as a percentage of net premiums and investment income were 77.5% and 74.6% for the second quarter and 76.3% and 77.7% for the six months ended June 30, 2018 and 2017, respectively.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 22.5% and 21.5% for the second quarter and 22.5% and 21.3% for the six months ended June 30, 2018 and 2017, respectively. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels and product mix. In addition, the amortization patterns of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary.
Other operating expenses increased $0.3 million, or 3.4%, and $0.8 million, or 5.0%, for the three and six months ended June 30, 2018, as compared to the same periods in 2017. Other operating expenses as a percentage of net premiums were 3.0% and 3.5% for the second quarter and 3.2% and 3.6% for the six month periods ended June 30, 2018 and 2017, respectively.
Financial Solutions Reinsurance
Income before income taxes decreased by $0.9 million, or 19.9%, and $1.3 million, or 16.0%, for the three and six months ended June 30, 2018, as compared to the same periods in 2017. The decreases in income for both the three and six month periods are primarily due to a decrease in net investment income as a result of a decrease in the invested asset base partially offset by favorable experience on longevity business. Foreign currency exchange fluctuations in the Canadian dollar resulted in an increase in income before income taxes of $0.1 million and $0.3 million for the three and six months ended June 30, 2018, as compared to the same periods in 2017.
Net premiums increased $1.6 million, or 17.6%, and $3.5 million, or 18.9%, for the three and six months ended June 30, 2018, as compared to the same periods in 2017. The increases were primarily due to longevity business, where the premium structure generally increases over time. Foreign currency exchange fluctuations in the Canadian dollar resulted in an increase in net premiums of approximately $0.4 million and $0.9 million for the three and six months ended June 30, 2018, as compared to the same periods in 2017.
Net investment income decreased $1.0 million, or 75.6%, and $2.0 million, or 81.4%, for the three and six months ended June 30, 2018, as compared to the same periods in 2017 primarily due to a decrease in the invested asset base.
Claims and other policy benefits increased $0.8 million, or 11.5%, and $2.3 million, or 15.7%, for the three and six months ended June 30, 2018 as compared to the same periods in 2017. The increases for the second quarter and first six months were primarily a result of normal aging of the longevity block of business.

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

(dollars in thousands)	Three months ended June 30,
	2018			2017
Revenues:	Traditional	Financial Solutions	Total EMEA	Traditional	Financial Solutions	Total EMEA
Net premiums	$354,534	$49,135	$403,669	$330,850	$38,520	$369,370
Investment income, net of related expenses	17,087	40,330	57,417	13,585	28,029	41,614
Investment related gains (losses), net	—	5,858	5,858	—	2,458	2,458
Other revenues	917	5,352	6,269	1,485	4,398	5,883
Total revenues	372,538	100,675	473,213	345,920	73,405	419,325
Benefits and expenses:
Claims and other policy benefits	310,187	21,854	332,041	295,004	36,797	331,801
Interest credited	—	4,127	4,127	—	(291)	(291)
Policy acquisition costs and other insurance expenses	29,961	1,054	31,015	15,349	454	15,803
Other operating expenses	25,922	8,271	34,193	24,213	7,540	31,753
Total benefits and expenses	366,070	35,306	401,376	334,566	44,500	379,066
Income before income taxes	$6,468	$65,369	$71,837	$11,354	$28,905	$40,259

(dollars in thousands)	Six months ended June 30,
	2018			2017
Revenues:	Traditional	Financial Solutions	Total EMEA	Traditional	Financial Solutions	Total EMEA
Net premiums	$730,263	$97,114	$827,377	$635,522	$80,515	$716,037
Investment income, net of related expenses	32,851	72,262	105,113	26,305	57,710	84,015
Investment related gains (losses), net	9	9,210	9,219	7	7,033	7,040
Other revenues	3,197	10,232	13,429	2,172	8,136	10,308
Total revenues	766,320	188,818	955,138	664,006	153,394	817,400
Benefits and expenses:
Claims and other policy benefits	636,989	64,325	701,314	561,405	72,733	634,138
Interest credited	—	1,475	1,475	—	3,822	3,822
Policy acquisition costs and other insurance expenses	55,513	2,134	57,647	30,512	743	31,255
Other operating expenses	51,929	16,351	68,280	46,759	15,273	62,032
Total benefits and expenses	744,431	84,285	828,716	638,676	92,571	731,247
Income before income taxes	$21,889	$104,533	$126,422	$25,330	$60,823	$86,153
Income before income taxes increased by $31.6 million, or 78.4%, and increased by $40.3 million, or 46.7%, for the three and six months ended June 30, 2018, as compared to the same periods in 2017. The increases in income before income taxes were primarily due to favorable performance in the closed block longevity and payout annuity businesses partly offset by unfavorable mortality experience. Foreign currency exchange fluctuations resulted in an increase in income before income taxes of $4.3 million and $10.4 million for the three and six months ended June 30, 2018, as compared to the same periods in 2017.
Traditional Reinsurance
Income before income taxes decreased by $4.9 million, or 43.0%, and $3.4 million, or 13.6%, for the three and six months ended June 30, 2018, as compared to the same periods in 2017. The decrease in income for the second quarter was primarily due to unfavorable individual life mortality experience. The decrease in income for the first six months was primarily due to unfavorable individual life mortality experience. Foreign currency exchange fluctuations resulted in an increase in income before income taxes of $1.0 million and $2.8 million for the three and six months ended June 30, 2018, as compared to the same periods in 2017.

Net premiums increased $23.7 million, or 7.2%, and $94.7 million, or 14.9%, for the three and six months ended June 30, 2018, as compared to the same periods in 2017. The increases in net premiums for the three and six months were primarily due to increased individual life and health business volumes. Foreign currency exchange fluctuations increased net premiums by approximately $18.7 million and $59.0 million for the three and six months ended June 30, 2018, as compared to the same periods in 2017.
A portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage, primarily in the UK. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Net premiums earned from this coverage totaled $47.9 million and $49.2 million for the second quarter and $96.7 million and $95.2 million for the first six months of 2018 and 2017, respectively.
Net investment income increased $3.5 million, or 25.8%, and $6.5 million, or 24.9%, for the three and six months ended June 30, 2018, as compared to the same periods in 2017. The increases in net investment income were primarily due to an increase in the invested asset base resulting from business growth. Foreign currency exchange fluctuations resulted in an increase in net investment income of approximately $1.0 million and $2.7 million for the three and six months ended June 30, 2018, as compared to the same periods in 2017.
Loss ratios for this segment were 87.5% and 89.2% for the second quarter and 87.2% and 88.3% for the first six months ended June 30, 2018 and 2017, respectively. The decreases in loss ratios were primarily due to changes in business mix and normal claims variability.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 8.5% and 4.6% for the second quarter and 7.6% and 4.8% for the first six months ended June 30, 2018 and 2017, respectively. The increases in policy acquisition cost ratios are due primarily to variations in the mixture of business. A small number of recent larger new treaties have included higher than average ceding allowances.
Other operating expenses increased $1.7 million, or 7.1%, and $5.2 million, or 11.1%, for the three and six months ended June 30, 2018, as compared to the same periods in 2017. The increase in the second quarter and first six months was primarily due to foreign currency fluctuations, which resulted in an increase in operating expenses of approximately $1.4 million and $4.3 million for the three and six months ended June 30, 2018, as compared to the same periods in 2017. Other operating expenses as a percentage of net premiums totaled 7.3% and 7.3% for the second quarter and 7.1% and 7.4% for the first six months ended June 30, 2018 and 2017, respectively.
Financial Solutions Reinsurance
Income before income taxes increased by $36.5 million, or 126.2%, and $43.7 million, or 71.9%, for the three and six months ended June 30, 2018, as compared to the same periods in 2017. The increases in income before income taxes were primarily due to favorable performance in the closed block longevity and payout annuity businesses. Foreign currency exchange fluctuations resulted in an increase in income before income taxes totaling $3.3 million and $7.7 million for the three and six months ended June 30, 2018, as compared to the same periods in 2017.
Net premiums increased by $10.6 million, or 27.6%, and $16.6 million, or 20.6%, for the three and six months ended June 30, 2018, as compared to the same periods in 2017. The increases in net premiums were due to increased volumes of closed block longevity business. Foreign currency exchange fluctuations increased net premiums by approximately $3.0 million and $8.4 million for the three and six months ended June 30, 2018, as compared to the same periods in 2017.
Net investment income increased $12.3 million, or 43.9%, and $14.6 million, or 25.2%, for the three and six months ended June 30, 2018, as compared to the same periods in 2017. The increases in investment income were due to an increased invested asset base resulting from business growth. Foreign currency exchange fluctuations resulted in an increase in net investment income of approximately $2.3 million and $5.7 million for the three and six months ended June 30, 2018, as compared to the same periods in 2017.
Other revenues increased by $1.0 million, or 21.7%, and $2.1 million, or 25.8%, for the three and six months ended June 30, 2018, as compared to the same periods in 2017. The increases in fees earned from this business are due to new transactions. Fees earned can vary significantly depending on the size of the transactions and the timing of their completion and, therefore, can fluctuate from period to period. Foreign currency exchange fluctuations resulted in an increase in other revenues of approximately $0.3 million and $0.9 million for the three and six months ended June 30, 2018, as compared to the same periods in 2017.
Claims and other policy benefits decreased $14.9 million, or 40.6%, and $8.4 million, or 11.6%, for the three and six months ended June 30, 2018, as compared to the same periods in 2017. The decreases in the second quarter and first six months were primarily due to the closed block longevity business resulting from higher terminations. Foreign currency exchange fluctuations resulted in an increase in claims and other policy benefits of approximately $1.8 million and $6.5 million for the three and six months ended June 30, 2018, as compared to the same periods in 2017.

Interest credited expense increased by $4.4 million and decreased by $2.3 million or the three and six months ended June 30, 2018, as compared to the same periods in 2017. Interest credited in this segment relates to amounts credited to the contractholders of unit-linked products. The effect on interest credited related to unit-linked products is substantially offset by a corresponding change in investment income.
Other operating expenses increased $0.7 million, or 9.7%, and $1.1 million, or 7.1%, for the three and six months ended June 30, 2018, as compared to the same periods in 2017. The increases are primarily due to foreign currency exchange fluctuations, which resulted in an increase in operating expenses of approximately $0.5 million and $1.5 million for the three and six months ended June 30, 2018, as compared to the same periods in 2017.
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

(dollars in thousands)	Three months ended June 30,
	2018			2017
Revenues:	Traditional	Financial Solutions	Total Asia Pacific	Traditional	Financial Solutions	Total Asia Pacific
Net premiums	$538,799	$30	$538,829	$537,352	$549	$537,901
Investment income, net of related expenses	24,076	10,184	34,260	22,345	8,570	30,915
Investment related gains (losses), net	—	1,904	1,904	—	3,582	3,582
Other revenues	7,645	5,874	13,519	1,832	5,283	7,115
Total revenues	570,520	17,992	588,512	561,529	17,984	579,513
Benefits and expenses:
Claims and other policy benefits	435,592	2,405	437,997	423,294	1,565	424,859
Interest credited	—	6,660	6,660	—	5,572	5,572
Policy acquisition costs and other insurance expenses	37,584	728	38,312	51,259	1,541	52,800
Other operating expenses	38,482	4,061	42,543	33,654	3,929	37,583
Total benefits and expenses	511,658	13,854	525,512	508,207	12,607	520,814
Income (loss) before income taxes	$58,862	$4,138	$63,000	$53,322	$5,377	$58,699

(dollars in thousands)	Six months ended June 30,
	2018			2017
Revenues:	Traditional	Financial Solutions	Total Asia Pacific	Traditional	Financial Solutions	Total Asia Pacific
Net premiums	$1,128,312	$708	$1,129,020	$1,020,659	$2,075	$1,022,734
Investment income, net of related expenses	48,676	20,578	69,254	44,247	14,106	58,353
Investment related gains (losses), net	8	5,371	5,379	—	10,767	10,767
Other revenues	8,063	11,181	19,244	1,853	11,488	13,341
Total revenues	1,185,059	37,838	1,222,897	1,066,759	38,436	1,105,195
Benefits and expenses:
Claims and other policy benefits	930,786	6,873	937,659	778,733	8,060	786,793
Interest credited	—	13,054	13,054	—	8,569	8,569
Policy acquisition costs and other insurance expenses	96,366	1,925	98,291	124,116	3,458	127,574
Other operating expenses	76,158	7,827	83,985	68,900	7,100	76,000
Total benefits and expenses	1,103,310	29,679	1,132,989	971,749	27,187	998,936
Income before income taxes	$81,749	$8,159	$89,908	$95,010	$11,249	$106,259

Income before income taxes increased by $4.3 million, or 7.3%, and decreased by $16.4 million, or 15.4%, for the three and six months ended June 30, 2018, as compared to the same periods in 2017. The increase in income before income taxes for the second quarter was due to business growth across the region. The decrease in income before income taxes for the first six months was primarily due to unfavorable claims experience, notably in Australia and new business mix. Foreign currency exchange fluctuations had a negligible effect on income before income taxes for the three and six months ended June 30, 2018, as compared to the same periods in 2017.
Traditional Reinsurance
Income before income taxes increased by $5.5 million, or 10.4%, and decreased by $13.3 million, or 14.0%, for the three and six months ended June 30, 2018, as compared to the same periods in 2017. The increase in income before income taxes in the second quarter was primarily due to business growth across the region. The decrease in income before income taxes for the first six months was primarily due to unfavorable claims experience, largely in Australia, and new business mix. Foreign currency exchange fluctuations had a negligible effect on income before income taxes for the three and six months ended June 30, 2018, as compared to the same periods in 2017.
Net premiums increased by $1.4 million, or 0.3%, and $107.7 million, or 10.5%, for the three and six months ended June 30, 2018, as compared to the same periods in 2017. The increases were driven by new business written in Asian markets and currency fluctuations. Foreign currency exchange fluctuations resulted in an increase in net premiums of approximately $9.2 million and $30.5 million for the three and six months of 2018, as compared to the same periods in 2017.
A portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Reinsurance of critical illness in the segment is offered primarily in South Korea, Australia and Hong Kong. Net premiums earned from this coverage totaled $180.9 million and $174.3 million for the second quarter and $416.6 million and $316.2 million for the first six months ended June 30, 2018 and 2017, respectively.
Net investment income increased $1.7 million, or 7.7%, and $4.4 million, or 10.0%, for the three and six months ended June 30, 2018, as compared to the same periods in 2017. The increases were primarily due to a higher invested asset base. Foreign currency exchange fluctuations resulted in an increase in net investment income of approximately $0.2 million and $1.0 million for the three and six months ended June 30, 2018, as compared to the same periods in 2017.
Other revenues increased by $5.8 million, or 317.3%, and $6.2 million, or 335.1%, for the three and six months ended June 30, 2018, as compared to the same periods in 2017. These variances are primarily due to gains and losses related to foreign currency transactions.
Loss ratios for this segment were 80.8% and 78.8% for the second quarter and 82.5% and 76.3% for the first six months ended June 30, 2018 and 2017, respectively. The increases in the loss ratios for the second quarter and first six months of 2018 were primarily due to unfavorable claims experience, largely in Australia and new business mix.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 7.0% and 9.5% for the second quarter and 8.5% and 12.2% for the six months ended June 30, 2018 and 2017, respectively. These percentages fluctuate due to timing of client company reporting, premium refunds, variations in the mixture of business and the relative maturity of the business. In addition, as the segment grows, renewal premiums, which have lower allowances than first-year premiums, represent a greater percentage of the total net premiums.
Other operating expenses increased $4.8 million, or 14.3%, and $7.3 million, or 10.5%, for the three and six months ended June 30, 2018, as compared to the same periods in 2017 mainly due to growth in operations in Asia and consultant expenditures. Other operating expenses as a percentage of net premiums totaled 7.1% and 6.3% for the second quarter and 6.7% and 6.8% for the first six months ended June 30, 2018 and 2017, respectively. The timing of premium flows and the level of costs associated with the entrance into and development of new markets within the segment may cause other operating expenses as a percentage of net premiums to fluctuate over periods of time.
Financial Solutions Reinsurance
Income before income taxes decreased by $1.2 million, or 23.0%, and $3.1 million, or 27.5%, for the three and six months ended June 30, 2018, as compared to the same periods in 2017. The decreases in income before income taxes were primarily due to a decline in investment related gains (losses) associated with a closed treaty in Japan. Foreign currency exchange fluctuations had a negligible effect on income before income taxes for the three and six months ended June 30, 2018, as compared to the same periods in 2017.

Net premiums decreased $0.5 million or 94.5%, and $1.4 million, or 65.9%, for the three and six months ended June 30, 2018, as compared to the same periods in 2017. The decreases for the second quarter and first six months were due to policy lapses on a closed treaty in Japan. Foreign currency exchange fluctuations had a negligible effect on net premiums for the three and six months ended June 30, 2018, as compared to the same periods in 2017.
Net investment income increased $1.6 million, or 18.8%, and $6.5 million, or 45.9%, for the three and six months ended June 30, 2018, as compared to the same periods in 2017 mainly due to growth in the invested asset base. Foreign currency exchange fluctuations had a negligible effect on net investment income for the three and six months ended June 30, 2018, as compared to the same periods in 2017.
Other revenues increased by $0.6 million, or 11.2%, and decreased by $0.3 million, or 2.7%, for the three and six months ended June 30, 2018, as compared to the same periods in 2017. At June 30, 2018 and 2017, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures was $2.8 billion and $1.4 billion, respectively. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and, therefore, can fluctuate from period to period.
Claims and other policy benefits increased by $0.8 million, or 53.7%, and decreased by $1.2 million, or 14.7%, for the three and six months ended June 30, 2018, as compared to the same periods in 2017. The increase in the second quarter was primarily due to new treaties in Asia entered in the second quarter of 2018. The decrease in the first six months is attributable to lower lapses on the aforementioned closed treaty in Japan, partially offset by higher claims and policy benefits from new business.
Other operating expenses increased by $0.1 million, or 3.4%, and decreased by $0.7 million, or 10.2%, for the three and six months ended June 30, 2018, as compared to the same periods in 2017, respectively. The timing of transactions and the level of costs associated with the entrance into and development of new markets within the segment may cause other operating expenses to fluctuate over periods of time.
Corporate and Other
Corporate and Other revenues primarily include investment income from unallocated invested assets and investment related gains and losses. Corporate and Other expenses consist of the offset to capital charges allocated to the operating segments within the policy acquisition costs and other insurance income line item, unallocated overhead and executive costs, interest expense related to debt, and the investment income and expense associated with the Company’s collateral finance and securitization transactions. Additionally, Corporate and Other includes results from certain wholly-owned subsidiaries, such as RGAx, and joint ventures that, among other activities, develop and market technology, and provide consulting and outsourcing solutions for the insurance and reinsurance industries.

(dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenues:
Net premiums	$10	$42	$20	$86
Investment income, net of related expenses	32,727	36,305	72,873	67,468
Investment related gains (losses), net	(23,281)	15,685	(32,215)	862
Other revenues	6,344	2,456	14,377	7,624
Total revenues	15,800	54,488	55,055	76,040
Benefits and expenses:
Claims and other policy benefits	108	(13)	428	14
Interest credited	2,717	1,497	4,927	2,621
Policy acquisition costs and other insurance income	(30,496)	(26,779)	(61,008)	(53,846)
Other operating expenses	66,270	38,141	129,230	78,513
Interest expense	37,025	29,352	74,479	71,754
Collateral finance and securitization expense	7,440	6,773	15,042	13,543
Total benefits and expenses	83,064	48,971	163,098	112,599
Income (loss) before income taxes	$(67,264)	$5,517	$(108,043)	$(36,559)
Loss before income taxes increased by $72.8 million and $71.5 million for the three and six months ended June 30, 2018, as compared to the same periods in 2017. The increase in loss before income taxes for the second quarter and the first six months is primarily due to decreased net investment related gains and higher other operating expenses partially offset by increased other revenue.

Net investment income decreased by $3.6 million, or 9.9%, and increased by $5.4 million, or 8.0%, for the three and six months ended June 30, 2018, as compared to the same periods in 2017. The decrease in the second quarter was mainly due to lower investment yields. The increase in the first six months was related to an increase in unallocated invested assets and higher investment yields.
Net investment related gains (losses) decreased by $39.0 million and $33.1 million for the three and six months ended June 30, 2018, as compared to the same periods in 2017. The unfavorable change in the second quarter was largely caused by an increase in net losses on the sale of securities of $40.0 million and a $6.9 million reduction in fair value of equity securities, which was partially offset by a $7.2 million decrease in impairments on fixed maturity securities and other investments. The decrease in the first six months was primarily due to a $43.0 million increase in net losses on the sale of securities and an $11.1 million decrease in fair value of equity securities, which was partially offset by a $21.0 million reduction in other-than-temporary impairments on fixed maturity securities and other investments.
Other revenues increased by $3.9 million, or 158.3%, and $6.8 million, or 88.6%, for the three and six months ended June 30, 2018, as compared to the same periods in 2017. The increase in the second quarter was mainly due to the Company’s January 2018 acquisition of LOGiQ3 Inc., a group of companies providing technology, consulting and outsourcing solutions primarily to the North American life insurance and reinsurance industry, which contributed $5.2 million to other revenues in the current quarter. The acquisition of LOGiQ3 Inc. contributed $10.0 million to other revenues in the first six months.
Policy acquisition costs and other insurance income increased by $3.7 million, or 13.9%, and $7.2 million, or 13.3%, for the three and six months ended June 30, 2018, as compared to the same periods in 2017. Fluctuations period over period were attributable to the offset to capital charges allocated to the operating segments.
Other operating expenses increased by $28.1 million, or 73.8%, and $50.7 million, or 64.6%, for the three and six months ended June 30, 2018, as compared to the same periods in 2017. The increase in operating expenses, for both periods presented, was primarily related to increased consulting and compensation expenses due to increased compliance costs, strategic initiatives, acquisitions and increased incentive-based compensation. The aforementioned acquisition of LOGiQ3 Inc. contributed $7.1 million and $13.9 million of other operating expenses in the current quarter and first six months, respectively.
Interest expense increased by $7.7 million, or 26.1%, and $2.7 million, or 3.8%, for the three and six months ended June 30, 2018, as compared to the same periods in 2017. The increase in interest expense for both periods presented was primarily caused by a lower reduction in tax-related interest expense, which, specifically for the six month period, was partially offset by the repayment of $300.0 million of long-term debt in 2017.
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
Current Market Environment
The current low interest rate environment in select markets, primarily the U.S. and Canada, continues to put downward pressure on the Company’s investment yield. The Company’s average investment yield, excluding spread business, for the six months ended June 30, 2018 was 4.39%, 11 basis points below the same period in 2017. The Company’s insurance liabilities, in particular its annuity products, are sensitive to changing market factors. Due to recent increases in risk free interest rates, gross unrealized gains on fixed maturity securities available-for-sale decreased from $2,982.8 million at December 31, 2017 to $2,143.2 million at June 30, 2018. Gross unrealized losses increased from $113.3 million at December 31, 2017 to $592.2 million at June 30, 2018.

The Company continues to be in a position to hold any investment security showing an unrealized loss until recovery, provided it remains comfortable with the credit of the issuer. As indicated above, gross unrealized gains on fixed maturity securities of $2,143.2 million remain well in excess of gross unrealized losses of $592.2 million as of June 30, 2018. The Company does not rely on short-term funding or commercial paper and to date it has experienced no liquidity pressure, nor does it anticipate such pressure in the foreseeable future.
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

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Interest expense	$47,250	$37,100	$92,694	$87,321
Capital contributions to subsidiaries	12,000	11,000	23,000	18,500
Dividends to shareholders	32,129	26,434	64,370	52,815
Interest and dividend income	232,473	27,748	264,020	52,281

	June 30, 2018	December 31, 2017
Cash and invested assets	$644,472	$779,996
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
Details underlying dividend and share repurchase program activity were as follows (in thousands, except share data):

	Six months ended June 30,
	2018	2017
Dividends to shareholders	$64,370	$52,815
Repurchases of treasury stock	150,000	—
Total amount paid to shareholders	$214,370	$52,815

Number of shares repurchased	991,477	—
Average price per share	$151.29	$—

In July 2018, RGA’s board of directors declared a quarterly dividend of $0.60 per share. All future payments of dividends are at the discretion of RGA’s board of directors and will depend on the Company’s earnings, capital requirements, insurance regulatory conditions, operating conditions, and other such factors as the board of directors may deem relevant. The amount of dividends that RGA can pay will depend in part on the operations of its reinsurance subsidiaries. See Note 3 - “Equity” in the Notes to Condensed Consolidated Financial Statements for information on the Company’s share repurchase program.
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
As of June 30, 2018 and December 31, 2017, the Company had $2.8 billion in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. As of June 30, 2018 and December 31, 2017, the average net interest rate on long-term debt outstanding was 5.24%. The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, available liquidity at the holding company, and the Company’s ability to raise additional funds.
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
The Company may borrow up to $850.0 million in cash and obtain letters of credit in multiple currencies on its revolving credit facility that matures in September 2019. As of June 30, 2018, the Company had no cash borrowings outstanding and $80.4 million in issued, but undrawn, letters of credit under this facility.
Based on the historic cash flows and the current financial results of the Company, management believes RGA’s cash flows will be sufficient to enable RGA to meet its obligations for at least the next 12 months.
Credit and Committed Facilities
At June 30, 2018, the Company maintained an $850.0 million syndicated revolving credit facility and certain committed letter of credit facilities aggregating $1,263.8 million. See Note 13 - “Debt” in the Notes to Consolidated Financial Statements in the 2017 Annual Report for further information about these facilities.
The Company has obtained bank letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions similar to those described in the “Debt” discussion above. At June 30, 2018, there were approximately $103.7 million of outstanding bank letters of credit in favor of third parties. Additionally, in accordance with applicable regulations, the Company utilizes letters of credit to secure statutory reserve credits when it retrocedes business to its affiliated subsidiaries. The Company cedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions, such as the U.S. and the UK. The Company believes the capital required to support the business in the affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of June 30, 2018, $1.4 billion in letters of credit from various banks were outstanding, but undrawn, backing reinsurance between the various subsidiaries of the Company.
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

Additional sources of liquidity to meet unexpected cash outflows in excess of operating cash inflows and current cash and equivalents on hand include selling short-term investments or fixed maturity securities and drawing funds under a revolving credit facility, under which the Company had availability of $769.6 million as of June 30, 2018. The Company also has $1.1 billion of funds available through collateralized borrowings from the FHLB as of June 30, 2018. As of June 30, 2018, the Company could have borrowed these additional amounts without violating any of its existing debt covenants.
The Company’s principal cash outflows relate to the payment of claims liabilities, interest credited, operating expenses, income taxes, dividends to shareholders, purchases of treasury stock and principal and interest under debt and other financing obligations. The Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage and coinsurance contracts (See Note 2, “Summary of Significant Accounting Policies” in Notes to Consolidated Financial Statements in the 2017 Annual Report). The Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance. The Company has never experienced a material default in connection with retrocession arrangements, nor has it experienced any difficulty in collecting claims recoverable from retrocessionaires; however, no assurance can be given as to the future performance of such retrocessionaires nor to the recoverability of future claims. The Company’s management believes its current sources of liquidity are adequate to meet its cash requirements for the next 12 months.
Summary of Primary Sources and Uses of Liquidity and Capital
The Company’s primary sources and uses of liquidity and capital are summarized as follows:

	For the six months ended June 30,
	2018	2017
	(Dollars in thousands)
Sources:
Net cash provided by operating activities	$583,588	$655,974
Exercise of stock options, net	1,252	2,527
Change in cash collateral for derivative positions and other arrangements	17,578	—
Cash provided by changes in universal life and other
investment type policies and contracts	—	515,147
Effect of exchange rate changes on cash	—	34,137
Total sources	602,418	1,207,785

Uses:
Net cash used in investing activities	100,615	889,675
Dividends to stockholders	64,370	52,815
Repayment of collateral finance and securitization notes	53,102	23,761
Principal payments of long-term debt	1,331	301,278
Repurchase and repayment of collateral finance facility securities	—	—
Purchases of treasury stock	165,069	10,578
Change in cash collateral for derivatives and other arrangements	—	7,046
Cash used for changes in universal life and other
investment type policies and contracts	104,023	—
Effect of exchange rate changes on cash	19,753	—
Total uses	508,263	1,285,153
Net change in cash and cash equivalents	$94,155	$(77,368)
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
Contractual Obligations
There were no material changes in the Company’s contractual obligations from those previously reported in the 2017 Annual Report.
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
The Company’s liquidity position (cash and cash equivalents and short-term investments) was $1,520.7 million and $1,396.8 million at June 30, 2018 and December 31, 2017, respectively. Cash and cash equivalents includes cash collateral received from derivative counterparties of $194.1 million and $185.9 million as of June 30, 2018 and December 31, 2017, respectively. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in other liabilities in the Company’s condensed consolidated balance sheets. Liquidity needs are determined from valuation analyses conducted by operational units and are driven by product portfolios. Periodic evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.
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
The Company is a member of the FHLB and holds $71.8 million of FHLB common stock, which is included in other invested assets on the Company’s condensed consolidated balance sheets. Membership provides the Company access to borrowing arrangements (“advances”) and funding agreements, discussed below, with the FHLB. The Company did not have any advances from the FHLB at June 30, 2018 and December 31, 2017. The Company had no outstanding balance of advances during the second quarter and the first six months of 2018, respectively, and was $39.5 million and $21.4 million during the second quarter and the first six months of 2017, respectively. Interest on advances is reflected in interest expense on the Company’s condensed consolidated statements of income.
In addition, the Company has also entered into funding agreements with the FHLB under guaranteed investment contracts whereby the Company has issued the funding agreements in exchange for cash and for which the FHLB has been granted a blanket lien on the Company’s commercial and residential mortgage-backed securities and commercial mortgage loans used to collateralize the Company’s obligations under the funding agreements. The Company maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreements represented by this blanket lien provide that upon any event of default by the Company, the FHLB’s recovery is limited to the amount of the Company’s liability under the outstanding funding agreements. The amount of the Company’s liability for the funding agreements with the FHLB under guaranteed investment contracts was $1.5 billion and $1.4 billion at June 30, 2018 and December 31, 2017, respectively, which is included in interest sensitive contract liabilities on the Company’s condensed consolidated balance sheets. The advances on these agreements are collateralized primarily by commercial and residential mortgage-backed securities, commercial mortgage loans, and U.S. Treasury and government agency securities. The amount of collateral exceeds the liability and is dependent on the type of assets collateralizing the guaranteed investment contracts.
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
Portfolio Composition
The Company had total cash and invested assets of $51.9 billion and $53.0 billion at June 30, 2018 and December 31, 2017, respectively, as illustrated below (dollars in thousands):

	June 30, 2018	% of Total	December 31, 2017	% of Total
Fixed maturity securities, available-for-sale	$36,784,954	70.9%	$38,150,820	71.9%
Equity securities	108,070	0.2	100,152	0.2
Mortgage loans on real estate	4,558,669	8.8	4,400,533	8.3
Policy loans	1,339,252	2.6	1,357,624	2.6
Funds withheld at interest	5,981,092	11.5	6,083,388	11.5
Short-term investments	123,028	0.2	93,304	0.2
Other invested assets	1,605,562	3.1	1,505,332	2.8
Cash and cash equivalents	1,397,679	2.7	1,303,524	2.5
Total cash and invested assets	$51,898,306	100.0%	$52,994,677	100.0%

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

	Three months ended June 30,			Six months ended June 30,
	2018	2017	Increase/ (Decrease)	2018	2017	Increase/ (Decrease)
Average invested assets at amortized cost	$26,899,416	$25,172,367	6.9%	$26,816,599	$25,052,849	7.0%
Net investment income	285,832	284,884	0.3%	582,305	558,092	4.3%
Investment yield (ratio of net investment income to average invested assets)	4.32%	4.60%	(28 bps)	4.39%	4.50%	(11 bps)

Investment yield decreased for the three months ended June 30, 2018 in comparison to the same period in the prior year primarily due to decreased income from limited partnership and joint venture investments, both of which are included in other invested assets on the condensed consolidated balance sheets, and the effect of the low interest rate environment. Investment yield decreased for the six months ended June 30, 2018 in comparison to the same period in the prior year primarily due to decreased income from make-whole premiums and the effect of the low interest rate environment.

Fixed Maturity and Equity Securities Available-for-Sale
See “Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables that provide the amortized cost, unrealized gains and losses, estimated fair value of these securities, and the other-than-temporary impairments in AOCI by sector as of June 30, 2018 and December 31, 2017.
The Company holds various types of fixed maturity securities available-for-sale and classifies them as corporate securities (“Corporate”), Canadian and Canadian provincial government securities (“Canadian government”), residential mortgage-backed securities (“RMBS”), asset-backed securities (“ABS”), commercial mortgage-backed securities (“CMBS”), U.S. government and agencies (“U.S. government”), state and political subdivisions, and other foreign government, supranational and foreign government-sponsored enterprises (“Other foreign government”). As of June 30, 2018 and December 31, 2017, approximately 95.5% and 95.6%, respectively, of the Company’s consolidated investment portfolio of fixed maturity securities were investment grade.
Important factors in the selection of investments include diversification, quality, yield, call protection and total rate of return potential. The relative importance of these factors is determined by market conditions and the underlying reinsurance liability and existing portfolio characteristics. The largest asset class in which fixed maturity securities were invested was corporate securities, which represented approximately 61.2% and 60.9% of total fixed maturity securities as of June 30, 2018 and December 31, 2017, respectively. See “Corporate Fixed Maturity Securities” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables showing the major industry types, which comprise the corporate fixed maturity holdings at June 30, 2018 and December 31, 2017.
As of June 30, 2018, the Company’s investments in Canadian and Canadian provincial government securities represented 11.0% of the fair value of total fixed maturity securities compared to 11.1% of the fair value of total fixed maturity securities at December 31, 2017. These assets are primarily high quality, long duration provincial strips, the valuation of which is closely linked to the interest rate curve. These assets are longer in duration and held primarily for asset/liability management to meet Canadian regulatory requirements. See “Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables showing the various sectors as of June 30, 2018 and December 31, 2017.
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
The quality of the Company’s available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity security portfolio, at June 30, 2018 and December 31, 2017 was as follows (dollars in thousands):

		June 30, 2018			December 31, 2017
NAIC Designation	Rating Agency Designation	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
1	AAA/AA/A	$23,206,331	$24,697,276	67.2%	$23,534,574	$25,762,103	67.5%
2	BBB	10,309,842	10,413,893	28.3	10,115,008	10,709,170	28.1
3	BB	1,165,503	1,136,259	3.1	1,139,200	1,173,639	3.1
4	B	501,101	488,648	1.3	408,990	420,284	1.1
5	CCC and lower	45,696	42,876	0.1	78,143	79,747	0.2
6	In or near default	5,497	6,002	—	5,497	5,877	—
	Total	$35,233,970	$36,784,954	100.0%	$35,281,412	$38,150,820	100.0%

The Company’s fixed maturity portfolio includes structured securities. The following table shows the types of structured securities the Company held at June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018		December 31, 2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
RMBS:
Agency	$840,284	$833,587	$878,559	$896,977
Non-agency	997,032	987,627	816,567	822,903
Total RMBS	1,837,316	1,821,214	1,695,126	1,719,880
CMBS	1,249,616	1,242,509	1,285,594	1,303,387
ABS	1,711,099	1,708,824	1,634,758	1,648,362
Total	$4,798,031	$4,772,547	$4,615,478	$4,671,629
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
The Company’s ABS include credit card receivables, railcar leasing, student loans, single-family rentals, home equity loans and collateralized debt obligations (primarily collateralized loan obligations). The Company owns floating rate securities that represent approximately 15.5% and 13.8% of the total fixed maturity securities at June 30, 2018 and December 31, 2017, respectively. These investments have a higher degree of income variability than the other fixed income holdings in the portfolio due to the floating rate nature of the interest payments. The Company holds these investments to match specific floating rate liabilities primarily reflected in the condensed consolidated balance sheets as collateral finance notes, as well as to enhance asset management strategies. In addition to the risks associated with floating rate securities, principal risks in holding asset-backed securities are structural, credit and capital market risks. Structural risks include the securities’ cash flow priority in the capital structure and the inherent prepayment sensitivity of the underlying collateral. Credit risks include the adequacy and ability to realize proceeds from the collateral. Credit risks are mitigated by credit enhancements which include excess spread, over-collateralization and subordination. Capital market risks include general level of interest rates and the liquidity for these securities in the marketplace.
The Company monitors its fixed maturity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, the length of time and the extent to which the market value has been below amortized cost, compliance with covenants, general market and industry sector conditions, current intent and ability to hold securities, and various other subjective factors. Based on management’s judgment, securities determined to have an other-than-temporary impairment in value are written down to fair value. See “Investments – Other-than-Temporary Impairment” in Note 2 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in the 2017 Annual Report for additional information. The table below summarizes other-than-temporary impairments and changes in the mortgage loan provision for the three and six months ended June 30, 2018 and 2017 (dollars in thousands).

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Impairment losses on fixed maturity securities	$3,350	$3,401	$3,350	$20,590
Other impairment losses	512	6,309	1,340	6,307
Change in mortgage loan provision	845	366	329	467
Total	$4,707	$10,076	$5,019	$27,364
The fixed maturity impairments for the three and six months ended June 30, 2018 and 2017 were largely related to high-yield corporate securities. In addition, other impairment losses for the three and six months ended June 30, 2018 were primarily due to impairments on real estate joint ventures. Other impairment losses for the three and six months ended June 30, 2017 were primarily due to impairments on limited partnerships.

At June 30, 2018 and December 31, 2017, the Company had $592.2 million and $113.3 million, respectively, of gross unrealized losses related to its fixed maturity securities. The distribution of the gross unrealized losses related to these securities is shown below.

	June 30, 2018	December 31, 2017
Sector:
Corporate	69.2%	48.8%
Canadian government	0.7	1.5
RMBS	5.8	10.5
ABS	2.3	4.6
CMBS	2.7	4.3
U.S. government	11.2	19.4
State and political subdivisions	1.6	3.8
Other foreign government	6.5	7.1
Total	100.0%	100.0%
Industry:
Finance	25.0%	15.8%
Asset-backed	2.3	4.6
Industrial	37.6	30.0
Mortgage-backed	8.5	14.8
Government	20.0	31.8
Utility	6.6	3.0
Total	100.0%	100.0%
See “Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the total gross unrealized losses for these securities at June 30, 2018 and December 31, 2017, respectively, where the estimated fair value had declined and remained below amortized cost by less than 20% or more than 20%.
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
See “Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables that present the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for these securities that have estimated fair values below amortized cost, by class and grade security, as well as the length of time the related market value has remained below amortized cost as of June 30, 2018 and December 31, 2017.
As of June 30, 2018 and December 31, 2017, the Company classified approximately 5.7% and 5.9%, respectively, of its fixed maturity securities in the Level 3 category (refer to Note 6 – “Fair Value of Assets and Liabilities” in the Notes to Condensed Consolidated Financial Statements for additional information). These securities primarily consist of private placement corporate securities, bank loans, Canadian provincial strips, below investment grade mortgage-backed securities and subprime asset-backed securities with inactive trading markets.
See “Securities Borrowing, Lending and Other” in Note 4 - “Investments” in the Notes to Condensed Consolidated Financial Statements for information related to the Company’s securities borrowing, repurchase and repurchase/reverse repurchase programs.
Mortgage Loans on Real Estate
Mortgage loans represented approximately 8.8% and 8.3% of the Company’s cash and invested assets as of June 30, 2018 and December 31, 2017, respectively. The Company’s mortgage loan portfolio consists of U.S. and Canadian based investments primarily in commercial offices, light industrial properties and retail locations. The mortgage loan portfolio is diversified by geographic region and property type. Additional information on geographic concentration and property type can be found under “Mortgage Loans on Real Estate” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements.

As of June 30, 2018 and December 31, 2017, the Company’s mortgage loans, gross of unamortized deferred loan origination fees and expenses and valuation allowances, were distributed geographically as follows (dollars in thousands):

	June 30, 2018		December 31, 2017
	Recorded Investment	% of Total	Recorded Investment	% of Total
U.S. Region:
Pacific	$1,331,967	29.0%	$1,258,753	28.6%
South Atlantic	926,086	20.3	896,117	20.3
Mountain	625,485	13.7	694,324	15.7
East North Central	530,002	11.6	527,316	11.9
West North Central	314,855	6.9	309,326	7.0
West South Central	452,282	9.9	387,151	8.8
Middle Atlantic	171,788	3.8	137,600	3.1
East South Central	95,836	2.1	96,887	2.2
New England	5,664	0.1	5,700	0.1
Subtotal - U.S.	4,453,965	97.4	4,313,174	97.7
Canada	118,598	2.6	99,997	2.3
Total	$4,572,563	100.0%	$4,413,171	100.0%
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
Policy Loans
Policy loans comprised approximately 2.6% of the Company’s cash and invested assets as of June 30, 2018 and December 31, 2017, the majority of which are associated with one client. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. The Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.
Funds Withheld at Interest
Funds withheld at interest comprised approximately 11.5% of the Company’s cash and invested assets as of June 30, 2018 and December 31, 2017. For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company, and are reflected as funds withheld at interest on the Company’s condensed consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances against amounts owed by the ceding company. Interest accrues to the total funds withheld at interest assets at rates defined by the treaty terms. Additionally, under certain treaties the Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had an average financial strength rating of “A” at June 30, 2018 and December 31, 2017. Certain ceding companies maintain segregated portfolios for the benefit of the Company.
Other Invested Assets
Other invested assets include limited partnership interests, joint ventures (other than operating joint ventures), equity release mortgages, derivative contracts, FVO contractholder-directed unit-linked investments and FHLB common stock. Other invested assets represented approximately 3.1% and 2.8% of the Company’s cash and invested assets as of June 30, 2018 and December 31, 2017, respectively. See “Other Invested Assets” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the carrying value of the Company’s other invested assets by type as of June 30, 2018 and December 31, 2017.

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
See Note 5 - “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the notional amounts and fair value of investment related derivative instruments held at June 30, 2018 and December 31, 2017.
The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value at the reporting date plus or minus any collateral posted or held by the Company. The Company had no net credit exposure related to its derivative contracts, excluding futures and mortality swaps, at June 30, 2018 and December 31, 2017, as the net amount of collateral pledged to the Company from counterparties exceeded the fair value of the derivative contracts.
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
Variable Annuities
The Company reinsures variable annuities including those with guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”) and guaranteed minimum withdrawal benefits (“GMWB”). Strong equity markets, increases in interest rates and decreases in equity market volatility will generally decrease the fair value of the liabilities underlying the benefits. Conversely, a decrease in the equity markets along with a decrease in interest rates and an increase in equity market volatility will generally result in an increase in the fair value of the liabilities underlying the benefits, which has the effect of increasing reserves and lowering earnings. The Company maintains a customized dynamic hedging program that is designed to substantially mitigate the risks associated with income volatility around the change in reserves on guaranteed benefits, ignoring the Company’s own credit risk assessment. However, the hedge positions may not fully offset the changes in the carrying value of the guarantees due to, among other things, time lags, high levels of volatility in the equity and derivative markets, extreme swings in interest rates, unexpected contract holder behavior, and divergence between the performance of the underlying funds and hedging indices. These factors, individually or collectively, may have a material adverse effect on the Company’s net income, financial condition or liquidity. The table below provides a summary of variable annuity account values and the fair value of the guaranteed benefits as of June 30, 2018 and December 31, 2017.

(dollars in millions)	June 30, 2018	December 31, 2017
No guaranteed minimum benefits	$877	$950
GMDB only	177	182
GMIB only	24	24
GMAB only	13	22
GMWB only	1,268	1,366
GMDB / WB	318	343
Other	24	31
Total variable annuity account values	$2,701	$2,918
Fair value of liabilities associated with living benefit riders	$122	$152
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
Generally, RGA’s insurance subsidiaries retrocede amounts in excess of their retention to certain other RGA insurance subsidiaries. External retrocessions are arranged through the Company’s retrocession pools for amounts in excess of its retention. As of June 30, 2018, all retrocession pool members in this excess retention pool rated by the A.M. Best Company were rated “A-” or better, except for one pool member that was rated “B++”. A rating of “A-” is the fourth highest rating out of sixteen possible ratings. For a majority of the retrocessionaires that were not rated, letters of credit or trust assets have been given as additional security. In addition, the Company performs annual financial and in force reviews of its retrocessionaires to evaluate financial stability and performance.
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
New Accounting Standards
See Note 12 — “New Accounting Standards” in the Notes to Condensed Consolidated Financial Statements.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
There has been no significant change in the Company’s quantitative or qualitative aspects of market risk during the quarter ended June 30, 2018 from that disclosed in the 2017 Annual Report. See “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market and Credit Risk”, which is included herein, for additional information.

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
There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table summarizes RGA’s repurchase activity of its common stock during the quarter ended June 30, 2018:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program
April 1, 2018 - April 30, 2018	5,794	$153.58	—	$373,103,074
May 1, 2018 - May 31, 2018	1,039,976	$151.22	972,503	$225,943,473
June 1, 2018 - June 30, 2018	29,014	$148.26	18,974	$223,103,279

(1)
RGA repurchased 972,503 and 18,974 shares of common stock under its share repurchase program for $147.2 million and $2.8 million during May and June 2018, respectively. The Company net settled - issuing 16,084, 189,507 and 25,067 shares from treasury and repurchasing from recipients 5,794, 67,473 and 10,040 shares in April, May and June 2018, respectively, in settlement of income tax withholding requirements incurred by the recipients of an equity incentive award.

In January 2017, RGA’s board of directors authorized a share repurchase program, with no expiration date, for up to $400.0 million of RGA’s outstanding common stock.
ITEM 6.  Exhibits
See index to exhibits.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, as amended by Amendment of Articles of Incorporation, effective as of May 23, 2018.

3.2	Amended and Restated Bylaws, effective as of May 23, 2018, incorporated by reference to Exhibit 3.2 of Current Report on Form 8-K filed May 24, 2018.

10.1	Form of RGA Flexible Stock Plan Non-Qualified Stock Option Agreement under RGA Flexible Stock Plan, as amended and restated effective May 23, 2017.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Reinsurance Group of America, Incorporated
Date: August 3, 2018	By:	/s/ Anna Manning
Anna Manning
President & Chief Executive Officer
(Principal Executive Officer)
Date: August 3, 2018	By:	/s/ Todd C. Larson
Todd C. Larson
Senior Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)