Form 10-K
period 2018-12-31
REINSURANCE GROUP OF AMERICA INC
filed 2019-02-27
CIK 898174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2018

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number 1-11848
REINSURANCE GROUP OF AMERICA, INCORPORATED
(Exact name of registrant as specified in its charter)

Missouri	43-1627032
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16600 Swingley Ridge Road, Chesterfield, Missouri	63017
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (636) 736-7000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒       Accelerated filer ☐        Non-accelerated filer  ☐        Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company.  Yes ☐  No ☒
The aggregate market value of the stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2018, as reported on the New York Stock Exchange was approximately $8.5 billion.
As of January 31, 2019, 62,839,877 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders (“the Proxy Statement”) to be held May 22, 2019, to be filed by the Registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2018.

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
The Company is a leading global provider of traditional life and health reinsurance and financial solutions with operations in the U.S., Latin America, Canada, Europe, the Middle East, Africa, Asia and Australia. Reinsurance is an arrangement under which an insurance company, the “reinsurer,” agrees to indemnify another insurance company, the “ceding company,” for all or a portion of the insurance and/or investment risks underwritten by the ceding company. Reinsurance is designed to (i) reduce the net amount at risk on individual risks, thereby enabling the ceding company to increase the volume of business it can underwrite, as well as increase the maximum risk it can underwrite on a single risk; (ii) enhance the ceding company’s financial strength and surplus position; (iii) stabilize operating results by leveling fluctuations in the ceding company’s loss experience; and (iv) assist the ceding company in meeting applicable regulatory requirements.
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
Many reinsurance agreements include recapture rights that permit the ceding company to reassume all or a portion of the risk formerly ceded to the reinsurer after an agreed-upon period of time or in some cases due to deterioration in the financial condition or ratings of the reinsurer. Recapture of business previously ceded does not affect premiums ceded prior to the recapture of such business, but would reduce premiums in subsequent periods. The potential adverse effects of recapture rights are mitigated by the following factors: (i) recapture rights vary by treaty and the risk of recapture is a factor that is considered when pricing a reinsurance agreement; (ii) ceding companies generally may exercise their recapture rights only to the extent they have increased their retention limits for the reinsured policies; (iii) ceding companies generally must recapture all of the policies eligible for recapture under the agreement in a particular year if any are recaptured, which prevents a ceding company from recapturing only the most profitable policies; and (iv) the ceding company is sometimes required to pay a fee to the reinsurer upon recapture. In addition, when a ceding company recaptures reinsured policies, the reinsurer releases the reserves it maintained to support the recaptured portion of the policies.
Financial Solutions
Financial solutions include longevity reinsurance, asset-intensive reinsurance, financial reinsurance and stable value products.
Longevity Reinsurance
RGA’s longevity reinsurance products are reinsurance contracts from which the Company earns premium for assuming the longevity risk of pension plans and other annuity products that have been insured by third parties. In many countries, companies are increasingly interested in reducing their exposure to longevity risk related to employee retirement benefits. This concern comes from both the absolute size of the risk and also through the volatility that changes in life expectancy can have on their reported earnings. In addition, insurance companies that offer lifetime annuities are seeking ways to manage their current exposure, while also recognizing the potential to take on more risk from employers and individuals.
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
Stable Value Products
The Company provides guaranteed investment contracts to retirement plans that include investment-only, stable value wrap products. The assets are owned by the trustees of such plans, who invest the assets under the terms of investment guidelines to which the Company agrees. The contracts contain a guarantee of a minimum rate of return on participant balances supported by the underlying assets, and a guarantee of liquidity to meet certain participant-initiated plan cash flow requirements.

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
Certain of the Company’s subsidiaries are subject to regulations in the other jurisdictions in which they are licensed or authorized to do business. Insurance laws and regulations, among other things, establish minimum capital requirements and limit the amount of dividends, distributions, and intercompany payments that affiliates can make without regulatory approval. Additionally, insurance laws and regulations impose restrictions on the amounts and types of investments that insurance companies may hold. New capital standards (discussed below) are being developed and are likely to be applied to one or more of the Company’s subsidiaries to either require more capital and/or limit the extent to which some forms of existing capital may be counted in an evaluation of financial strength by its regulators.
U.S. Regulation
Insurance Regulation
The insurance laws and regulations, as well as the level of supervisory authority that may be exercised by the various state insurance departments, vary by jurisdiction. These laws and regulations generally grant broad powers to supervisory agencies or regulators to examine and supervise insurance companies and insurance holding companies with respect to every significant aspect of the conduct of the insurance business. This includes the power to pre-approve the execution or modification of contractual arrangements. These laws and regulations generally require insurance companies to meet certain solvency standards and asset tests, to maintain minimum standards of financial strength and to file certain reports with regulatory authorities (including information concerning their capital structure, ownership and financial condition). These laws and regulations subject insurers to potential assessments for amounts paid by guarantee funds. RGA Reinsurance, Chesterfield Re and RCM are subject to the state of Missouri’s adoption of the National Association of Insurance Commissioners (“NAIC”) Model Audit Rule, which requires an insurer to have an annual audit by an independent certified public accountant, provide an annual management report of internal control over financial reporting, file the resulting reports with the Director of Insurance and maintain an audit committee. Aurora National is subject to similar regulation by the State of California. Moreover, Insurance Holding Company System Regulatory Acts in the U.S. permit the Missouri regulator to request and consider, in its regulation of the solvency of and capital standards for RGA Reinsurance, Chesterfield Re and RCM and the California regulator to request and consider, in its regulation of the solvency of and capital standards for Aurora National, information about the operations of other subsidiaries of RGA and the extent to which there may be deemed to exist contagion risk posed by those operations. In addition, RGA is subject to a supervisory college, conducted by its group supervisor the Missouri Department of Insurance, Financial Institutions and Professional Registration (“MDOI”). The supervisory college is comprised of insurance regulators of the major jurisdictions in which RGA has established insurance branches and subsidiaries. Since the inception of the supervisory college in October 2012, the MDOI has conducted four more in-person supervisory college meetings in addition to numerous regulator-only conference calls. These meetings bring about requests for information from RGA’s regulators as they monitor RGA’s solvency, governance and overall management. While the supervisory college has the ability to impose limitations on the activities of the insurance subsidiaries of RGA, particularly since RGA has met the requirements to become an internationally active insurance group, no such limitations have been imposed to date. The existence of the supervisory college does generally help RGA’s regulators understand its business to a greater degree and does encourage a more global view by RGA of its own regulation.

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
RGA Reinsurance is the primary subsidiary of the Company subject to Regulation XXX. In order to manage the effect of Regulation XXX on its statutory financial statements, RGA Reinsurance has retroceded a majority of Regulation XXX reserves to unaffiliated and affiliated unlicensed reinsurers and special purpose reinsurers, or captives. RGA Reinsurance’s statutory capital may be significantly reduced if the unaffiliated or affiliated reinsurer is unable to provide the required collateral to support RGA Reinsurance’s statutory reserve credits and RGA Reinsurance cannot find an alternative source for the collateral. The NAIC has requirements for life insurers using special purpose reinsurers. While RGA Reinsurance’s reserve financing arrangements using special purpose reinsurers or “captive reinsurers” are permitted, the rules place limitations on RGA Reinsurance’s ability to utilize captive reinsurers to finance reserve growth related to future business. Such limitations have caused the Company to utilize alternative retrocession strategies, primarily involving the use of a certified reinsurer as discussed below.
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
Affiliated captives are commonly used in the insurance industry to help manage statutory reserve and collateral requirements and are often domiciled in the same state as the insurance company that sponsors the captive. The NAIC has analyzed the insurance industry’s use of affiliated captive reinsurers to satisfy certain reserve requirements and has adopted measures to promote uniformity in both the approval and supervision of such reinsurers. Current standards addressing the use of captive reinsurers allow captives organized prior to 2016 to continue in accordance with their currently approved plans. State insurance regulators that regulate the Company’s domestic insurance companies have placed additional restrictions on the use of newly established captive reinsurers, which may increase costs and add complexity. As a result, the Company may need to alter the type and volume of business it reinsures, increase prices on those products, raise additional capital to support higher regulatory reserves or implement higher cost strategies.

In the U.S., the introduction of the certified reinsurer has provided an alternative way to manage collateral requirements. In 2014, RGA Americas was designated as a certified reinsurer by the MDOI. This designation allows the Company to retrocede business to RGA Americas in lieu of using captives for collateral requirements. Beginning 2017, the NAIC approved principles-based reserving for U.S. insurers, however implementation required approval by the states. To achieve this, the NAIC amended the standard valuation law to adopt life principles-based reserving that was effective January 1, 2017, allowing a three-year adoption period. The Company continues to evaluate the impact of the new requirements and expects to begin implementation in 2019. The Company has chosen not to establish captives subject to the new regulations as it evaluates the impact of the regulations on new captives, and how these new captives fit into the Company’s overall risk management and financing programs.
Reinsurers may place assets in trust to satisfy collateral requirements for certain treaties. In addition, the Company holds securities in trust to satisfy collateral requirements under certain third-party reinsurance treaties. Under certain conditions in some treaties, the Company may be obligated to move reinsurance from one subsidiary of RGA to another subsidiary, post additional collateral for the ceding insurer or allow the ceding insurer to cancel the reinsurance. These conditions include change in control, level of capital or ratings of the subsidiary, insolvency, nonperformance under a treaty, or loss of the subsidiary’s reinsurance license. If the Company is ever required to perform under these obligations, the risk to the consolidated company under the reinsurance treaties would not change; however, additional capital may be required due to the change in jurisdiction of the subsidiary reinsuring the business and may create a strain on liquidity, possibly causing a reduction in dividend payments or hampering the Company’s ability to write new business or retain existing business. In the event of termination of a treaty the future profits as to that treaty may be lost.
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
The development of a group capital calculation by the NAIC will also have relevance to RGA Reinsurance, RCM, Aurora National and Chesterfield Re along with captive reinsurers Timberlake Re, Parkway Re, Rockwood Re and Castlewood Re. While the NAIC is still working on its calculation and has not yet articulated the ways in which it intends U.S. states to use the calculation, the calculation is expected to be used to assess the adequacy of capital within an insurance group domiciled in the U.S., particularly where the group is designated an internationally active insurance group (“IAIG”) by the group supervisor. The Company cannot currently predict the effect that any proposed or future group capital standard will have on its financial condition or operations or the financial condition or operations of its subsidiaries.
Regulations in international jurisdictions also require certain minimum capital levels, and subject the companies operating in such jurisdictions, to oversight by the applicable regulatory bodies. RGA’s subsidiaries meet the minimum capital requirements in their respective jurisdictions. The International Association of Insurance Supervisors continues work on its insurance capital standard. While the insurance capital standard is a model for capital standards and not a standard that must be followed on its own in any jurisdiction, it is likely to influence capital requirements for insurers around the world leading to a need for additional capital in one or more of RGA’s subsidiaries. The Company cannot predict the effect that any proposed or future legislation or rulemaking in the countries in which it operates may have on the financial condition or operations of the Company or its subsidiaries.
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
Restrictions on Dividends and Distributions
Current Missouri law, applicable to RCM and its subsidiaries, RGA Reinsurance and Chesterfield Re, permits the payment of dividends or distributions that together with dividends or distributions paid during the preceding twelve months do not exceed the greater of (i) 10% of statutory capital and surplus as of the preceding December 31, or (ii) statutory net gain from operations for the preceding calendar year. Any proposed dividend in excess of this amount is considered an “extraordinary dividend” and may not be paid until it has been approved, or a 30-day waiting period has passed during which it has not been disapproved, by the Director of the MDOI. Additionally, dividends may be paid only to the extent the insurer has unassigned surplus (as opposed to contributed surplus). Historically, RGA has not relied upon dividends from its subsidiaries to fund its obligations. However, the regulatory limitations and other restrictions described herein could limit the Company’s financial flexibility in the future should it choose to or need to use subsidiary dividends as a funding source for its obligations. See Note 11 - “Financial Condition and Net Income on a Statutory Basis - Significant Subsidiaries” in the Notes to Consolidated Financial Statements for additional information on the Company’s dividend restrictions.
The California Insurance Holding Company Act defines an extraordinary dividend consistent with the definition found in the Missouri Insurance Holding Company Act and imposes an identical restriction upon the ability of Aurora National to pay dividends to RGA Reinsurance. In contrast to both the Missouri and the California Insurance Holding Company Acts, the NAIC Model Insurance Holding Company System Regulatory Act defines an extraordinary dividend as a dividend or distribution that together with dividends or distributions paid during the preceding twelve months exceeds the lesser of (i) 10% of statutory capital and surplus as of the preceding December 31, or (ii) statutory net gain from operations for the preceding calendar year. The Company is unable to predict whether, when, or if, Missouri will enact a new regulation for extraordinary dividends.
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
Pursuant to the South Carolina Director of Insurance, Timberlake Re may declare dividends subject to a minimum Total Adjusted Capital threshold, as defined by the NAIC’s RBC regulation. As of December 31, 2018, Timberlake Re met the minimum required threshold. Any dividends paid by Timberlake Re would be paid to Timberlake Financial, which in turn is subject to contractual limitations on the amount of dividends it can pay to RCM.
Dividend payments from non-U.S. operations are subject to similar restrictions established by local regulators. The non-U.S. regulatory regimes also commonly limit the dividend payments to the parent to a portion of the prior year’s statutory income, as determined by the local accounting principles. The regulators of the Company’s non-U.S. operations may also limit or prohibit profit repatriations or other transfers of funds to the U.S. if such transfers are deemed to be detrimental to the solvency or financial strength of the non-U.S. operations, or for other reasons. Most of the non-U.S. operating subsidiaries are second tier subsidiaries that are owned by various non-U.S. holding companies. The capital and rating considerations applicable to the first tier subsidiaries may also impact the dividend flow to RGA.
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
Federal Regulation
Since the 2010 enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act, there has been renewed interest by the U.S. federal government in the manner in which insurance and reinsurance is regulated. Under the Dodd-Frank Act, recent activity by the Federal Insurance Office within the U.S. Treasury Department has resulted in the negotiation of a “covered agreement” with the European Union. The covered agreement, while promoting the recognition of U.S. state insurance regulators as group supervisors of U.S.-based global reinsurers such as RGA, also provides for an elimination of the collateral that reinsurers based in the European Union must currently post in favor of U.S. ceding insurers. This agreement, coupled with new state credit for reinsurance laws, has the potential to lower the cost at which RGA Reinsurance’s competitors are able to provide reinsurance to U.S. insurers. Additionally under the Dodd-Frank Act, one or more of RGA’s client ceding insurers domiciled in the U.S. may from time-to-time be designated for solvency supervision by the Federal Reserve. Insurers can be designated systemically important so as to warrant the imposition of an additional layer of regulation over already existing state regulation. While it is not expected that any RGA entity would be deemed to be systemically important and become subject to this additional scrutiny, the reinsurance programs RGA maintains with the insurers so designated as systemically important are subject to scrutiny by the Federal Reserve. It is possible that more of RGA’s clients will be given this designation leading to additional scrutiny of those clients’ reinsurance programs by the Federal Reserve. With the regulation of some U.S. domiciled insurers by the U.S. government, it is possible that the scope of the federal government’s ability to regulate insurers and reinsurers will be expanded. It is not possible to predict the effect of such decisions or changes in law on the operation of the Company, but the Dodd-Frank Act makes it more likely than in the past that insurance or reinsurance may be regulated at the federal level. A shift in regulation from the state to the federal level may bring into question the continued validity of the McCarran-Ferguson Act, which exempts the “business of insurance” from most federal laws, including anti-trust laws. With the McCarran-Ferguson Act exemption for the business of insurance, a reinsurer may set rate, underwriting and claims handling standards for its ceding company clients to follow.
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
The Company’s subsidiaries domiciled in Bermuda are subject to extensive regulation and supervision by the Bermuda Monetary Authority (“BMA”). Such regulation includes rules regarding privacy, anti-money laundering, bank secrecy, anti-corruption and foreign asset control in addition to insurance regulation To that end, the BMA has broad powers to regulate business activities of the Company’s Bermuda domiciled subsidiaries, mandate capital and surplus requirements, regulate trade and claims practices and require strong enterprise risk management and corporate governance activities. The Company’s subsidiaries domiciled in Barbados are subject regulation and supervision by the Financial Services Commission in Barbados.
Much like the adoption of Dodd-Frank in the U.S., regulators around the world are reviewing the causes of the 2008 - 2009 financial crisis and considering ways to avoid similar problems in the future. A group leading this effort is the Financial Stability Board (“FSB”). The FSB consists of representatives of national financial authorities of the G20 nations. The G20 and the FSB and related governmental bodies have developed proposals to address issues such as group supervision, capital and solvency standards, systemic economic risk and corporate governance, including executive compensation and many other related issues associated with the financial crisis. At the direction of the FSB, the International Association of Insurance Supervisors

(“IAIS”) is developing a model framework for the supervision of IAIG’s that contemplates “group-wide supervision” across national boundaries. RGA now qualifies as an IAIG bringing about requirements for RGA to conduct a group-wide risk and solvency assessment to monitor and manage its overall solvency. At this time RGA cannot predict what additional capital requirements, compliance costs or other burdens these requirements would impose on it, if adopted. There is also the potential for inconsistent or conflicting regulation of the RGA group of companies as lawmakers and regulators in multiple jurisdictions simultaneously pursue these initiatives.
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
As a result of the 2016 Brexit referendum, under which the United Kingdom (“UK”) may exit the European Union during 2019, the regulatory approval of RGA International as a reinsurer of insurance business written by UK domiciled insurers remains susceptible to termination in or around March of 2019 until a formal agreement is approved. While it currently appears that any post Brexit insurance regulation in the UK will permit the separate registration of RGA International as a branch in the UK, there exists questions as to what requirements will be imposed upon reinsurers domiciled outside of the UK after implementation of the Brexit initiative (if it occurs).
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
Additionally, requirements effective in Indonesia limit the amount of insurance business that can be ceded to reinsurers not domiciled in that country. Requirements of this type are proposed from time-to-time in developing markets. These forced localization requirements have the impact of limiting the amount of reinsurance business RGA can conduct in those countries without the participation of a local reinsurer.
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
Pricing
The Company has pricing actuaries dedicated in every geographic market and in every product category who develop reinsurance treaty rates following the Company’s policies, procedures and standards. Biometric assumptions are based primarily on the Company’s own mortality, morbidity and persistency experience, reflecting industry and client-specific experience. Economic and asset-related pricing assumptions are based on current and long-term market conditions and are developed by actuarial and investment personnel with appropriate experience and expertise. The Company’s view of short- and long-term risks are reflected in pricing consistent with its internal capital model. For transactional business with material day-one invested assets there is diligence on the expected asset portfolio that is reflected in the pricing assumption. For transactional business focusing on tail risk the Company has policies and procedures related to views on transaction-specific tail risk events. A transaction process ensures that the business reflects the input of internal areas of expertise in deal teams and has procedures for escalation based on the size and nature of the risks. Management has established a high-level oversight of the processes and results of these activities, which includes peer reviews in every market as well as centralized procedures and processes for reviewing and auditing pricing activities.
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
Customer Base
The Company provides reinsurance products primarily to the largest life insurance companies in the world. In 2018, the Company’s five largest clients generated approximately $2.2 billion or 19.5% of the Company’s gross premiums. In addition, 25 other clients each generated annual gross premiums of $100.0 million or more, and the aggregate gross premiums from these clients represented approximately 41.3% of the Company’s gross premiums. No individual client generated 10% or more of the Company’s total gross premiums. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.
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
Employees
As of December 31, 2018, the Company had 2,767 employees located throughout the world. We believe that our employee relations are satisfactory.

C.	Segments
The Company obtains substantially all of its revenues through reinsurance agreements that cover a portfolio of life and health insurance products, including term life, credit life, universal life, whole life, group life and health, joint and last survivor insurance, critical illness, disability, longevity as well as asset-intensive (e.g., annuities) and financial reinsurance. Generally, the Company, through various subsidiaries, has provided reinsurance for mortality, morbidity, lapse and investment-related risks associated with such products. With respect to asset-intensive products, the Company has also provided reinsurance for investment-related risks.
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
Automatic business is generated pursuant to treaties that generally require the underlying policies to meet the ceding company’s underwriting criteria, although in certain cases such policies may be rated substandard. In contrast to facultative reinsurance, reinsurers do not engage in underwriting assessments of each risk assumed through an automatic treaty.
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
The Company primarily targets U.S.-based highly rated, financially secure companies as clients for asset-intensive business. These companies may wish to limit their own exposure to certain products. Ongoing asset/liability analysis is required for the management of asset-intensive business. The Company performs this analysis internally, in conjunction with asset/liability analysis performed by the ceding companies.
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
Customer Base
The U.S. and Latin America operations market life reinsurance primarily to the largest U.S. life insurance companies. The treaties underlying this business generally are terminable by either party on 90 days written notice, but only with respect to future new business. Existing business generally is not terminable, unless the underlying policies terminate or are recaptured. In 2018, the five largest clients generated approximately $1.8 billion or 28.6% of U.S. and Latin America operation’s gross premiums. In addition, 47 other clients each generated annual gross premiums of $20.0 million or more, and the aggregate gross premiums from these clients represented approximately 63.3% of U.S. and Latin America operation’s gross premiums. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.

Canada Operations
The Company operates in Canada primarily through RGA Canada. RGA Canada employs its own underwriting, actuarial, claims, pricing, accounting, systems, marketing and administrative staff in offices located in Montreal and Toronto.
Traditional Reinsurance
RGA Canada is a leading life reinsurer in Canada, based on new individual life insurance production. It assists clients with capital management and mortality and morbidity risk management and is primarily engaged in individual life reinsurance, and to a lesser extent creditor, group life and health, critical illness and disability reinsurance, through yearly renewable term and coinsurance agreements. Creditor insurance covers the outstanding balance on personal, mortgage or commercial loans in the event of death, disability or critical illness and is generally shorter in duration than individual life insurance.
The business is generally composed of facultative and automatic treaty business. Automatic business is generated pursuant to treaties that generally require the underlying policies to meet the ceding company’s underwriting criteria, although in certain cases such policies may be rated substandard. In contrast to facultative reinsurance, reinsurers do not engage in underwriting assessments of each risk assumed through an automatic treaty.
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
Customer Base
Clients include most of the life insurers in Canada, although the number of life insurers is much smaller compared to the U.S. In 2018, the five largest clients generated approximately $644.1 million or 57.8% of Canada operation’s gross premiums. In addition, 11 other clients each generated annual gross premiums of $20.0 million or more, and the aggregate gross premiums from these clients represented approximately 37.9% of Canada operation’s gross premiums. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.
Europe, Middle East and Africa Operations
The Europe, Middle East and Africa (“EMEA”) operations serve clients from subsidiaries, licensed branch offices and/or representative offices primarily located in France, Germany, Ireland, Italy, the Middle East, the Netherlands, Poland, South Africa, Spain and the UK. EMEA’s office in the Middle East is located in the United Arab Emirates (“UAE”).
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
Financial Solutions
The principal types of reinsurance for this segment include longevity, asset-intensive and financial reinsurance. Longevity reinsurance takes the form of closed block annuity reinsurance and longevity swap structures. Asset-intensive business for this segment consists of coinsurance of payout annuities. Financial reinsurance assists ceding companies in meeting applicable regulatory requirements while enhancing their financial strength. These transactions do not qualify as reinsurance under U.S. GAAP, due to low risk nature of transactions and are reported in accordance with deposit accounting guidelines.

Customer Base
In 2018, the five largest clients generated approximately $838.4 million or 46.9% of EMEA operation’s gross premiums. In addition, 18 other clients each generated annual gross premiums of $20.0 million or more, and the aggregate gross premiums from these clients represented approximately 34.1% of EMEA operation’s gross premiums. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.
Asia Pacific Operations
The Asia Pacific operations serve clients from subsidiaries, licensed branch offices and/or representative offices in Australia, China, Hong Kong, India, Japan, Malaysia, New Zealand, Singapore, South Korea and Taiwan.
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
Financial Solutions
The Financial Solutions segment includes financial reinsurance, asset-intensive and certain disability and life blocks. Financial reinsurance assists ceding companies in meeting applicable regulatory requirements while enhancing their financial strength. These transactions do not qualify as reinsurance under GAAP, due to low risk nature of transactions and are reported in accordance with deposit accounting guidelines. Asset-intensive business for this segment primarily concentrates on the investment risk within underlying annuities and life insurance policies. These reinsurance agreements are mostly structured to take on investment risk such that the Company recognizes profits or losses primarily from the spread between the investment earnings and the interest credited on the underlying annuity contract liabilities.
Customer Base
In 2018, the five largest clients generated approximately $1,074.4 million or 45.8% of Asia Pacific operation’s gross premiums. In addition, 18 other clients each generated annual gross premiums of $20.0 million or more, and the aggregate gross premiums from these clients represented approximately 35.8% of Asia Pacific operation’s gross premiums. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.
Corporate and Other
Corporate and Other revenues primarily include investment income from unallocated invested assets, investment related gains and losses and service fees. Corporate and Other expenses consist of the offset to capital charges allocated to the operating segments within the policy acquisition costs and other insurance income line item, unallocated overhead and executive costs, interest expense related to debt, and the investment income and expense associated with the Company’s collateral finance and securitization transactions and service business expenses. Additionally, Corporate and Other includes results from certain wholly-owned subsidiaries, such as RGAx, and joint ventures that, among other activities, develop and market technology, and provide consulting and outsourcing solutions for the insurance and reinsurance industries. In the past two years, the Company has increased its investment and expenditures in this area in an effort to both support its clients and generate new future revenue streams.

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
Our life reinsurance contracts expose us to mortality risk, which is the risk that the level of death claims may differ from that which we assumed in pricing our reinsurance contracts. Some of our annuity and pension reinsurance contracts expose us to longevity risk, which is the risk that the length of time we pay annuity or pension benefits may exceed that which we assumed in pricing our reinsurance contracts. Some of our reinsurance contracts expose us to morbidity risk, which is the risk that the claims we pay if an insured person becomes critically ill or disabled differ from that which we assumed in pricing our reinsurance contracts. Our risk analysis and underwriting processes are designed with the objective of controlling the quality of the business and establishing appropriate pricing for the risks we assume. Among other things, these processes rely heavily on our underwriting, our analysis of mortality, longevity and morbidity trends, lapse rates, expenses and our understanding of medical impairments and their effect on mortality, longevity or morbidity.
We expect mortality, longevity, morbidity and lapse experience to fluctuate somewhat from period to period, but believe they should remain reasonably predictable over a period of many years. Mortality, longevity, morbidity or lapse experience that is less favorable than the rates that we used in pricing a reinsurance agreement may cause our net income to be less than otherwise expected because the premiums we receive for the risks we assume may not be sufficient to cover the claims and profit margin. Furthermore, even if the total benefits paid over the life of the contract do not exceed the expected amount, unexpected increases in the incidence of deaths or illness can cause us to pay more benefits in a given reporting period than expected, adversely affecting our net income in any particular reporting period. Likewise, adverse experience could impair our ability to offset certain unamortized deferred acquisition costs and adversely affect our net income in any particular reporting period. We perform annual tests to establish that deferred policy acquisition costs remain recoverable at all times. These tests require us to make a significant number of assumptions. If our financial performance significantly deteriorates to the point where a premium deficiency exists, a cumulative charge to current operations will be recorded, which may adversely affect our net income in a particular reporting period.
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

Changes in accounting standards may adversely affect our reported results of operations and financial condition.
The Company’s consolidated financial statements are prepared in conformity with GAAP.  If we are required to adopt revised accounting standards in the future, it may adversely affect our reported results of operations and financial condition. For a discussion of the impact of accounting pronouncements issued but not yet implemented, see Item 8. “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 2 Significant Accounting Policies and Pronouncements”.  In August 2018, the Financial Accounting Standards Board issued guidance that will significantly change the accounting for long-duration insurance contracts. This guidance will become effective for the Company on January 1, 2021. We are still evaluating the impact this guidance will have on our consolidated financial statements, but it could negatively impact our reported profitability, financial position and financial ratios. In addition, the required adoption of new accounting standards may result in significant incremental costs associated with initial implementation and ongoing compliance.
.

Our reinsurance subsidiaries are highly regulated, and changes in these regulations could negatively affect our business.
Our reinsurance subsidiaries are subject to government regulation in each of the jurisdictions in which they are licensed or authorized to do business.  Governmental agencies have broad administrative power to regulate many aspects of the reinsurance business, which may include reinsurance terms and capital adequacy.  These agencies are concerned primarily with the protection of policyholders and their direct insurers rather than shareholders or holders of debt securities of reinsurance companies.  Moreover, insurance laws and regulations, among other things, establish minimum capital requirements and limit the amount of dividends, tax distributions and other payments our reinsurance subsidiaries can make without prior regulatory approval, and impose restrictions on the amount and type of investments we may hold.  The MDOI, our insurance group supervisor, also regulates our reinsurance subsidiaries as members of an insurance holding company system.  The regulation of our reinsurance subsidiaries in this way necessitates restrictions upon RGA as the ultimate parent of these entities.
Over the past several years, insurance regulators have increased their scrutiny of insurance holding company systems both within and outside of the U.S. During 2018, the Company first met the criteria necessary to be identified as an “Internationally Active Insurance Group.” While the full impact of this designation has yet to be determined by regulators, it is clear that one aspect of such designation will be the continued emphasis of the supervisory college in which insurance regulators who are charged with supervising the solvency of one or more of the Company’s insurance subsidiaries meet and discuss the Company’s operations and solvency as a group. These efforts are coordinated and led by the MDOI as group supervisor, but involve input from all insurance regulators that directly supervise the Company’s significant reinsurance subsidiaries. Much of the additional scrutiny under insurance holding company regulatory acts and designation as an International Active Insurance Group is on activities of the insurance company’s entire group, which includes the group’s parent company and any non-insurance subsidiaries.  While the laws have not extended direct regulation to RGA and its non-insurance subsidiaries, the manner in which the insurance regulators regulate our reinsurance subsidiaries may influence the activities of all other entities within the Company.  Insurance holding company system regulatory acts in the U.S. now provide for an expanded supervision of insurance groups operating in the U.S, including a review of enterprise risk management programs as well as expanded review of agreements between licensed insurers and their group members. Missouri, Arizona and California have each adopted these new standards as law.
The IAIS is in the process of developing the Common Framework for Supervision of Internationally Active Insurance Groups, or “ComFrame.” It is possible that ComFrame could lead to enhanced supervision of and higher capital standards for the Company on a global basis if the IAIS, the NAIC and the U.S. states adopt the proposed provisions or provisions similar to those proposed. While it is not yet known how or the extent to which these measures will impact us, such measures could result in increased costs of compliance, additional disclosure and less flexibility in capital management, which could adversely impact our business and results of operations. Additionally, the NAIC is developing a group capital calculation to be used as an analytical tool applied to U.S.-based insurance groups. The group capital calculation would be used in addition to the risk-based capital requirement that is applied on a legal entity level basis in the U.S. The group capital calculation has the potential to increase the amount of capital that an insurer or reinsurer is required to have and could result in the Company being subject to increased regulatory requirements.
At the U.S. federal level, the Dodd-Frank Wall Street Reform and Consumer Protection Act established a Financial Stability Oversight Council to identify financial institutions, including insurers and reinsurers, which are systemically important to the U.S. financial system. From time to time, one or more of our client insurance companies may be designated systemically important. Such designations could impact us through additional scrutiny of the client’s reinsurance programs with us, including a consideration of the volume of business ceded by the insurer to us. We do not currently anticipate that the Financial Stability Oversight Council will find RGA or any of our U.S. subsidiaries to be systemically important, but such a finding could ultimately subject the identified entity to additional capital requirements based on business levels and asset mix and other supervision.  Such additional scrutiny might also impact our ability to pay dividends. Moreover, more stringent restrictions may be adopted from time to time in other jurisdictions in which our reinsurance subsidiaries are domiciled, which could, under certain circumstances, significantly reduce or restrict dividends or other amounts payable to us by our subsidiaries unless they obtain approval from insurance regulatory authorities.  We cannot predict the effect that any recommendations of the NAIC or proposed or future legislation or rule-making in the U.S. or elsewhere may have on our business, financial condition or results of operations.
We operate in many jurisdictions around the world and a substantial portion of our operations occur outside of the United States. These international businesses are subject to the insurance, tax and other laws and regulations in the countries in which they are organized and in which they operate. These laws and regulations may apply heightened scrutiny to non-domestic companies, which can adversely affect our operations, liquidity, profitability and regulatory capital. Foreign governments and regulatory bodies from time to time consider legislation and regulations that could subject us to new or different requirements and such changes could negatively impact our operations in the relevant jurisdictions. Certain of our subsidiaries are subject to the Solvency II measures developed by the European Insurance and Occupational Pensions Authority and are required to abide by the evolving risk management practices, capital standards and disclosure requirements of the Solvency II framework. We may also be subject to similar solvency regulations in other regions, such as Bermuda and China, where influences of the Solvency II - type framework are already present in the insurance regulation, and Japan. See “Regulation - International Regulation” in Item 1, Business. There can be no assurance at this time that Solvency II and such similar solvency regulations will not result in broader consequences to the Company or negatively impact our business, financial condition or results of operations. We also expect to adopt new International Financial Reporting Standards for insurance contracts in many jurisdictions in which our subsidiaries operate effective in 2022. While we expect the adoption of these standards to create implementation demands, we are still evaluating the new requirements and it is unclear what impact there will be in the financial positions of the affected subsidiaries.

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

During 2013 and 2014, U.S. state insurance regulators reviewed the life insurance industries’ use of affiliated captive reinsurers to satisfy certain reserve requirements. As a result of this review, measures were adopted and implemented in 2015 to promote uniformity in both the approval and supervision of such reinsurers. These standards allow current captives to continue in accordance with their previously approved plans, but place restrictions on the use of such captive reinsurers for new programs making them less effective than previous captive programs. As a result, captive reinsurance has become less a part of our reserve growth financing than earlier. It is also possible that additional restrictions could be introduced and this could further limit our ability to reinsure certain products, maintain risk based capital ratios and deploy excess capital. As a result, we may need to alter the type and volume of business we reinsure, increase prices on those products, raise additional capital to support higher regulatory reserves or implement higher cost strategies, all of which could adversely impact our competitive position and our financial condition and results of operations. We cannot estimate the impact of discontinuing or altering our captive strategy in response to potential regulatory changes due to many unknown variables such as the cost and availability of alternative capital, potential changes in regulatory reserve requirements under a principle-based reserving approach, changes in acceptable collateral for statutory reserves, the potential introduction of the concept of a “certified reinsurer” in the laws and regulations of certain jurisdictions where we operate, the potential for increased pricing of products offered by us and the potential change in the mix of products sold or offered by us or our clients.
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

Changes in the equity markets, interest rates and volatility affect the profitability of variable annuities with guaranteed living benefits that we reinsure, which may have a material adverse effect on our business and profitability.
We reinsure variable annuity products that include guaranteed minimum living benefits. These include guaranteed minimum withdrawal benefits, guaranteed minimum accumulation benefits and guaranteed minimum income benefits. The amount of reserves related to these benefits is based on their fair value and is affected by changes in equity markets, interest rates and volatility. Accordingly, strong equity markets, increases in interest rates and decreases in volatility will generally decrease the fair value of the liabilities underlying the benefits.
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
RGA is an insurance holding company, with our principal assets consisting of the stock of our reinsurance company subsidiaries, and substantially all of our income is derived from those subsidiaries. Our ability to pay principal and interest on any debt securities or dividends on any preferred or common stock depends, in part, on the ability of our reinsurance company subsidiaries, our principal sources of cash flow, to declare and distribute dividends or advance money to RGA. We are not permitted to pay common stock dividends or make payments of interest or principal on securities that rank equal or junior to our subordinated debentures and junior subordinated debentures, until we pay any accrued and unpaid interest on such debentures. Our reinsurance company subsidiaries are subject to various statutory and regulatory restrictions, applicable to insurance companies generally, that limit the amount of cash dividends, loans and advances that those subsidiaries may pay to us. Covenants contained in certain of our debt agreements also restrict the ability of certain subsidiaries to pay dividends and make other distributions or loans to us. In addition, we cannot assure you that more stringent dividend restrictions will not be adopted, as discussed above under “Our reinsurance subsidiaries are highly regulated, and changes in these regulations could negatively affect our business.”
As a result of our insurance holding company structure, upon the insolvency, liquidation, reorganization, dissolution or other winding-up of one of our reinsurance subsidiaries, all creditors of that subsidiary would be entitled to payment in full out of the assets of such subsidiary before we, as shareholder, would be entitled to any payment. Our subsidiaries would have to pay their direct creditors in full before our creditors, including holders of common stock, preferred stock or debt securities of RGA, could receive any payment from the assets of such subsidiaries.

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
A significant portion of our net premiums come from our operations outside of the U.S. One of our strategies is to grow these international operations. International operations subject us to various inherent risks. In addition to the regulatory and foreign currency risks identified above, other risks include the following:

•	managing the growth of these operations effectively, particularly given the recent rates of growth;

•	changes in mortality and morbidity experience and the supply and demand for our products that are specific to these markets and that may be difficult to anticipate;

•	political and economic instability in the regions of the world, and the potential for deteriorating economic and political relationships between the countries, where we operate;

•	uncertainty arising out of foreign government sovereignty over our international operations;

•	potentially uncertain or adverse tax consequences, including the repatriation of earnings from our non-U.S. subsidiaries; and

•	potential reduction in opportunities resulting from market access restrictions.
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
The vote in 2016 by the UK to exit the European Union (“EU”), or Brexit, has created significant volatility in the global financial markets. However, the eventual effects of the UK’s withdrawal from the EU (if it in fact occurs) on our business or our investment portfolios is uncertain at this time and will depend on agreements the UK makes to retain access to EU markets either during a transitional period or more permanently. It is possible that there will be greater restrictions, requirements and regulatory complexities on reinsurance provided in the UK by entities located outside of the UK, which may adversely affect our business, financial condition or results of operations. Furthermore, Brexit could adversely affect European and worldwide economic conditions and could contribute to greater instability in the global financial markets before and after the terms of the UK’s future relationship with the EU are settled.
We cannot assure you that we will be able to manage the risks associated with our international operations effectively or that they will not have an adverse effect on our business, financial condition or results of operations.

We depend on the performance of others, and their failure to perform in a satisfactory manner would negatively affect us.
In the normal course of business, we seek to limit our exposure to losses from our reinsurance contracts by ceding a portion of the reinsurance to other insurance enterprises or retrocessionaires. We cannot assure you that these insurance enterprises or retrocessionaires will be able to fulfill their obligations to us. As of December 31, 2018, the retrocession pool members participating in our excess retention pool that have been reviewed by A.M. Best Company, were rated “A-” or better, except for one pool member that was rated “B+.” A rating of “A-” is the fourth highest rating out of sixteen possible ratings. We are also subject to the risk that our clients will be unable to fulfill their obligations to us under our reinsurance agreements with them.
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
For some reinsurance agreements, the ceding company withholds and legally owns and manages assets equal to the net statutory reserves, and we reflect these assets as funds withheld at interest on our balance sheet. If a ceding company was to become insolvent, we would need to assert a claim on the assets supporting our reserve liabilities. We attempt to mitigate our risk of loss by offsetting amounts for claims or allowances that we owe the ceding company with amounts that the ceding company owes to us. We are subject to the investment performance on the withheld assets, although we do not directly control them. We help to set, and monitor compliance with, the investment guidelines followed by these ceding companies. However, to the extent that such investment guidelines are not appropriate, or to the extent that the ceding companies do not adhere to such guidelines, our risk of loss could increase, which could materially adversely affect our financial condition and results of operations. For additional information on funds withheld at interest, see “Investments-Funds Withheld at Interest” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
We use the services of third-parties such as asset managers, software vendors and administrators to perform various functions that are important to our business. For instance, we have engaged third party investment managers to manage certain assets where our investment management expertise is limited, who we rely on to provide investment advice and execute investment transactions that are within our investment policy guidelines. Our third party service providers rely on their computer systems and their ability to maintain the security, confidentiality, integrity and privacy of those systems and the data residing on such systems. Our service providers may be subject to cybersecurity attacks and may not sufficiently protect their information technology and related data, which may impact their ability to provide us services and protect our data, which may subject us to losses and harm our reputation. Poor performance on the part of these outside vendors could negatively affect our operations and financial performance.
As with all financial services companies, our ability to conduct business depends on consumer confidence in the industry and our financial strength. Actions of competitors, and financial difficulties of other companies in the industry, and related adverse publicity, could undermine consumer confidence and harm our reputation and business.

Epidemics and pandemics, natural and man-made disasters, catastrophes and events, including terrorist attacks, could adversely affect our business, financial condition and results of operations.
Epidemics and pandemics, as well as natural disasters, climate change and terrorist attacks and other catastrophes and events can adversely affect our business, financial condition and results of operations because they exacerbate mortality and morbidity risk. The likelihood, timing, and severity of these events cannot be predicted. A pandemic or other disaster could have a major impact on the global economy or the economies of particular countries or regions, including travel, trade, tourism, the health system, food supply, consumption, overall economic output, as well as on the financial markets. In addition, a pandemic or other disaster that affected our employees or the employees of companies with which we do business could disrupt our business operations. The effectiveness of external parties, including governmental and non-governmental organizations, in combating the spread and severity of such an event could have a material impact on the losses we experience. These events could cause a material adverse effect on our results of operations in any period and, depending on their severity, could also materially and adversely affect our financial condition.
Additionally, the impact of an increase in global average temperatures could cause changes in weather patterns, resulting in more severe and more frequent natural disasters such as forest fires, hurricanes, tornadoes, floods and storm surges and may impact disease incidence and severity, food and water supplies and the general health of impacted populations. These climate change trends are expected to continue in the future and may impact nearly all sectors of the economy to varying degrees. We cannot predict the long-term impacts of climate change for the Company and our clients, but such events may adversely impact our mortality and morbidity rates and also may impact asset prices, financial markets and general economic conditions.
We believe our reinsurance programs are sufficient to reasonably limit our net losses for individual life claims relating to potential future natural disasters and terrorist attacks under some circumstances. However, the consequences of natural disasters, climate change, terrorist attacks, armed conflicts, epidemics and pandemics are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business.

We operate in a highly competitive and dynamic industry.
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
We compete based on the strength of our underwriting operations, insights on mortality trends based on our large book of business, our ability to efficiently execute transactions, our client relationships and responsive service. We believe our quick response time to client requests for individual underwriting quotes, our underwriting expertise and our ability to structure solutions to meet clients’ needs are important elements to our strategy and lead to other business opportunities with our clients. Our business will be adversely affected if we are unable to maintain these competitive advantages.
The insurance and reinsurance industries are subject to ongoing changes from market pressures brought about by customer demands, changes in law, changes in economic conditions such as interest rates and investment performance, technological innovation, marketing practices and new providers of insurance and reinsurance solutions. Because of these and other factors, we are required to anticipate market trends and make changes to differentiate our products and services from those of our competitors. Failure to anticipate these market trends or to differentiate our products and services may affect our ability to grow or to maintain our current position in the industry. A failure to meet evolving consumer demands by the insurance industry and us through innovative product development, effective distribution channels and investments in technology could adversely affect the insurance industry and our operating results. Similarly, our failure to meet the changing demands of our insurance company clients could negatively impact our financial performance. Additionally, our failure to adjust our strategies in response to changing economic conditions could impact our competitive position and have a material adverse effect on our business, financial condition and results of operations.

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
We have made, and may in the future make, acquisitions, either of selected blocks of business or other companies. The success of these acquisitions depends on, among other factors, our ability to appropriately price and evaluate the risks of the acquired business. Additionally, acquisitions may expose us to operational challenges and various risks, including:

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

The failure in cyber or other information security systems, including a failure to maintain the security, confidentiality, integrity or privacy of sensitive data residing on such systems, as well as the occurrence of unanticipated events affecting our disaster recovery systems and business continuity planning, could impair our ability to conduct business effectively.
Our business is highly dependent upon the effective operation of our computer systems. The failure of our computer systems or disaster recovery capabilities for any reason could cause significant interruptions in our operations and result in a failure to maintain the security, confidentiality, integrity or privacy of sensitive or personal data, related to our customers, insured individuals or employees. Like other global companies, we have experienced threats to our data and systems from time to time. However, we have not detected or identified any evidence to indicate we have experienced a material breach of cybersecurity. Administrative and technical controls, security measures and other preventative actions we take to reduce the risk of such incidents and protect our information technology may not be sufficient to prevent physical and electronic break-ins, and similar disruptions from unauthorized tampering with our computer systems. Such a failure could harm our reputation, subject us to investigations, litigation, regulatory sanctions and other claims and expenses, lead to loss of customers and revenues and otherwise adversely affect our business, financial condition or results of operations.
We rely on our computer systems for a variety of business functions across our global operations, including for the administration of our business, underwriting, claims, performing actuarial analysis and maintaining financial records. We depend heavily upon these computer systems to provide reliable service, data and reports. Upon a disaster such as a natural catastrophe, epidemic, industrial accident, blackout, computer virus, terrorist attack or war, unanticipated problems with our disaster recovery systems could have a material adverse impact on our ability to conduct business and on our financial condition and results of operations, particularly if those problems affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data. While we maintain liability insurance for cybersecurity and network interruption losses, our insurance may not be sufficient to protect us against all losses. In addition, if a significant number of our managers were unavailable upon a disaster, our ability to effectively conduct business could be severely compromised. These interruptions also may interfere with our clients’ ability to provide data and other information to us, and our employees’ ability to perform their job responsibilities.

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

Managing key employee attraction, retention and succession is critical to our success.
Our success depends in large part upon our ability to identify, hire, retain and motivate highly skilled employees. We would be adversely affected if we fail to adequately plan for the succession of our senior management and other key employees. While we have succession plans and long-term compensation plans designed to retain our existing employees and attract and retain additional qualified personnel in the future, our succession plans may not operate effectively and our compensation plans cannot guarantee that the services of these employees will continue to be available to us.

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
We need liquidity to make our benefit payments, pay our operating expenses, interest on our debt and dividends on our capital stock and to replace certain maturing liabilities. Without sufficient liquidity, we will be forced to curtail our operations, and our business will be adversely affected. The principal sources of our liquidity are reinsurance premiums under reinsurance treaties and cash flows from our investment portfolio and other assets. Sources of liquidity in normal markets also include proceeds from the issuance of a variety of short- and long-term instruments, including medium- and long-term debt, subordinated and junior subordinated debt securities, capital securities and common stock.
If current resources do not satisfy our needs, we may have to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of equity and credit, the volume of trading activities, the overall availability of credit to the financial services industry, our credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long- or short-term financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. Our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all.
Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital required to operate our business, most significantly our reinsurance operations. Such market conditions may limit our ability to replace maturing liabilities in a timely manner, satisfy statutory capital requirements, generate fee income and market-related revenue to meet liquidity needs and access the capital necessary to grow our business. As such, we may be forced to delay raising capital, issue shorter tenor securities than we prefer, or bear an unattractive cost of capital, which could decrease our profitability and significantly reduce our financial flexibility. Further, our ability to finance our statutory reserve requirements depends on market conditions. If market capacity is limited for a prolonged period of time, our ability to obtain new funding for such purposes may be hindered and, as a result, our ability to write additional business in a cost-effective manner may be limited or otherwise adversely affected.
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
Our results of operations, financial condition, cash flows and statutory capital position are materially affected by conditions in the global capital markets and the economy generally, both in the U.S. and elsewhere around the world. Poor economic conditions, volatility and disruptions in capital markets or financial asset classes and geopolitical upheaval (including trade disputes) can have an adverse effect on our business because our investment portfolio and some of our liabilities are sensitive to changing market factors. Additionally, disruptions in one market or asset class can also spread to other markets or asset classes.
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

Past economic uncertainties and weakness and disruption of the financial markets around the world, such as the results of Brexit, the solvency of certain European Union member states and of financial institutions that have significant direct or indirect exposure to debt issued by such countries, have led and may lead to concerns over capital markets access. In addition, there are ongoing risks around the world related to interest rate fluctuations, slowing global growth, commodity prices and the devaluation of certain currencies. These events and continuing market upheavals may have an adverse effect on us, in part because we have a large investment portfolio and are also dependent upon customer behavior. Our revenues may decline in such circumstances and our profit margins may erode. In addition, upon prolonged market events, such as the global credit crisis, we could incur significant investment-related losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.

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
Our investment guidelines permit us to invest up to 6.5% of our investment portfolio in non-investment grade fixed maturity securities. While any investment carries some risk, the risks associated with lower-rated securities are greater than the risks associated with investment grade securities. The risk of loss of principal or interest through default is greater because lower-rated securities are usually unsecured and are often subordinated to an issuer’s other obligations. Additionally, the issuers of these securities frequently have relatively high debt levels and are thus more sensitive to difficult economic conditions, specific corporate developments and rising interest rates, which could impair an issuer’s capacity or willingness to meet its financial commitment on such lower-rated securities. As a result, the market price of these securities may be quite volatile, and the risk of loss is greater.
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
There may be illiquid markets for certain investments we hold in our investment portfolio. These include privately-placed fixed maturity securities, options and other derivative instruments, mortgage loans, policy loans, limited partnership interests, and real estate equity, such as real estate joint ventures and funds. Additionally, markets for certain of our investments that are currently liquid may experience reduced liquidity during periods of market volatility or disruption. If we were forced to sell certain of our investments into illiquid markets, prices may be lower than our carrying value in such investments. This could result in realized losses which could have a material adverse effect on our results of operations and financial condition, as well as our financial ratios, which could affect compliance with our credit instruments and rating agency capital adequacy measures.

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
We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, insurance companies, commercial banks, investment banks, investment funds and other institutions. Many of these transactions expose us to credit risk upon default of our counterparty. In addition, with respect to secured and other transactions that provide for us to hold collateral posted by the counterparty, our credit risk may be exacerbated when the collateral we hold cannot be liquidated at prices sufficient to recover the full amount of our exposure. We also have exposure to these financial institutions in the form of unsecured debt instruments, derivative transactions and equity investments. There can be no assurance that losses or impairments to the carrying value of these assets would not materially and adversely affect our business, financial condition or results of operations.

Defaults on our mortgage loans or the mortgage loans underlying our investments in mortgage-backed securities and volatility in performance of our investments in real-estate related assets may adversely affect our profitability.
A portion of our investment portfolio consists of assets linked to real estate, including mortgage loans on commercial properties and investments in commercial mortgage-backed securities (“CMBS”) and residential mortgage-backed securities (“RMBS”). Delinquency and defaults by third parties in the payment or performance of their obligations underlying these assets could reduce our investment income and realized investment gains or result in the recognition of investment losses. Mortgage loans are stated on our balance sheet at unpaid principal balance, adjusted for any unamortized premium or discount, deferred fees or expenses, and are net of valuation allowances. We establish valuation allowances for estimated impairments as of the balance sheet date. Such valuation allowances are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate, the value of the loan’s collateral if the loan is in the process of foreclosure or is otherwise collateral-dependent, or the loan’s market value if the loan is being sold. CMBS and RMBS are stated on our balance sheet at fair value. The performance of our mortgage loan investments and our investments in CMBS and RMBS, however, may fluctuate in the future. An increase in the default rate of our mortgage loan investments or the mortgage loans underlying our investments in CMBS and RMBS could have a material adverse effect on our financial condition or results of operations.
Further, any geographic or sector concentration of our mortgage loans or the mortgage loans underlying our investments in CMBS and RMBS may have adverse effects on our investment portfolios and consequently on our consolidated results of operations or financial condition. While we seek to mitigate this risk by having a broadly diversified portfolio, events or developments that have a negative effect on any particular geographic region or sector may have a greater adverse effect on the investment portfolios to the extent that the portfolios are concentrated. Moreover, our ability to sell assets relating to such particular groups of related assets may be limited if other market participants are seeking to sell at the same time.

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
For example, the cost of our fixed maturity securities is adjusted for impairments in value deemed to be other-than-temporary in the period in which the determination is made. The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value. Our management considers a wide range of factors about the security issuer and uses their best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. There can be no assurance that our management has accurately assessed the level of impairments taken, or allowances reflected in our financial statements and their potential impact on regulatory capital. Furthermore, additional impairments or additional allowances may be needed in the future.

Our investments are reflected within the consolidated financial statements utilizing different accounting bases and accordingly we may not have recognized differences, which may be significant, between cost and fair value in our consolidated financial statements.
Certain of our principal investments are in fixed maturity securities, short-term investments, mortgage loans, policy loans, funds withheld at interest and other invested assets. The carrying value of such investments is as follows:

•
Fixed maturity securities are classified as available-for-sale and are reported at their estimated fair value. Unrealized investment gains and losses on these securities are recorded as a separate component of accumulated other comprehensive income or loss, net of related deferred acquisition costs and deferred income taxes.

•
Short-term investments include investments with remaining maturities of one year or less, but greater than three months, at the time of acquisition and are stated at estimated fair value or amortized cost, which approximates estimated fair value.

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
Actions by regulators or law enforcement agencies in the UK and elsewhere may result in changes to the manner in which the London Interbank Offered Rate (“LIBOR”) is determined or the establishment of alternative reference rates. For example, on July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the UK or elsewhere. The U.S. Federal Reserve, based on the recommendations of the New York Federal Reserve’s Alternative Reference Rate Committee (constituted of major derivative market participants and their regulators), began publishing a Secured Overnight Funding Rate (SOFR) in April 2018 which is intended to replace U.S. dollar LIBOR. Plans for alternative reference rates for other currencies have also been announced. At this time, it is not possible to predict how markets will respond to these new rates, and the effect of any changes or reforms to LIBOR or discontinuation of LIBOR on new or existing financial instruments to which we have exposure. If LIBOR ceases to exist or if the methods of calculating LIBOR change from current methods for any reason, interest rates on our LIBOR-based assets and liabilities may be adversely affected. Further, any uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could adversely affect the trading market for and value of LIBOR-based securities, including certain of our LIBOR-based assets and liabilities. More generally, any of the above changes or any other consequential changes to LIBOR or any other “benchmark” as a result of international, national or other proposals for reform or other initiatives or investigations, or any further uncertainty in relation to the timing and manner of implementation of such changes, could have a material adverse effect on the value of and return on any securities based on or linked to a “benchmark,” such as certain of our LIBOR-based assets and liabilities. We are not able to predict what the impact of such changes may be on our cash flows, financial condition and results of operations.

Risks Related to Ownership of Our Common Stock

We may not pay dividends on our common stock.
Our shareholders may not receive future dividends. Historically, we have paid quarterly dividends ranging from $0.027 per share in 1993 to $0.60 per share in 2018. All future payments of dividends, however, are at the discretion of our board of directors and will depend on our earnings, capital requirements, insurance regulatory conditions, operating conditions and such other factors as our board of directors may deem relevant. The amount of dividends that we can pay will depend in part on the operations of our reinsurance subsidiaries. Under certain circumstances, we may be contractually prohibited from paying dividends on our common stock due to restrictions associated with certain of our debt securities.

Certain provisions in our articles of incorporation and bylaws, and in Missouri law, may delay or prevent a change in control, which could adversely affect the price of our common stock.
Certain provisions in our articles of incorporation and bylaws, as well as Missouri corporate law and state insurance laws, may delay or prevent a change of control of RGA, which could adversely affect the price of our common stock. Our articles of incorporation and bylaws contain some provisions that may make the acquisition of control of RGA without the approval of our board of directors more difficult, including provisions relating to the nomination, election and removal of directors and limitations on actions by our shareholders. In addition, Missouri law also imposes some restrictions on mergers and other business combinations between RGA and holders of 20% or more of our outstanding common stock.
These provisions may have unintended anti-takeover effects, including to delay or prevent a change in control of RGA, which could adversely affect the price of our common stock.

Applicable insurance laws may make it difficult to effect a change of control of RGA.
Before a person can acquire control of a U.S. insurance company, prior written approval must be obtained from the insurance commission of the state where the domestic insurer is domiciled. Missouri insurance laws and regulations as well as the insurance laws and regulations of Arizona and California provide that no person may acquire control of us, and thus indirect control of our U.S. domiciled reinsurance subsidiaries, including RGA Reinsurance and Aurora National, unless:

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
Item 2.         PROPERTIES
The Company’s headquarters is located at 16600 Swingley Ridge Road, Chesterfield, Missouri, which comprises approximately 400,000 square feet. In addition, the Company leases approximately 405,000 square feet of office space in 50 locations throughout the world.
Most of the Company’s leases have terms of three to five years; while some leases have longer terms, none exceed 15 years. As provided in Note 12 – “Commitments, Contingencies and Guarantees” in the Notes to Consolidated Financial Statements, the rental expense on operating leases for office space and equipment totaled $17.5 million for 2018.
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

PART II
Item 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Insurance companies are subject to statutory regulations that restrict the payment of dividends. See Item 1 under the caption Regulation – “Restrictions on Dividends and Distributions”. See Item 8, Note 17 – “Equity” in the Notes to Consolidated Financial Statements for information regarding board-approved stock repurchase plans. See Item 12 for information about the Company’s compensation plans.
Reinsurance Group of America, Incorporated common stock is traded on the New York Stock Exchange (NYSE) under the symbol “RGA”. On January 31, 2019, there were 25,527 stockholders of record of RGA’s common stock and 62.8 million shares outstanding.
Issuer Purchases of Equity Securities
The following table summarizes RGA’s repurchase activity of its common stock during the quarter ended December 31, 2018:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program
October 1, 2018 - October 31, 2018	181,910	$137.54	181,760	$89,579,317
November 1, 2018 - November 30, 2018	5,382	$145.09	—	$89,579,317
December 1, 2018 - December 31, 2018	36	$136.81	—	$89,579,317

(1)
RGA repurchased 181,760 of common stock under its share repurchase program for $25.0 million during October 2018 and had no repurchases of common stock under its share repurchase program for November and December 2018.  The Company net settled - issuing 394, 14,315 and 117 shares from treasury and repurchasing from recipients 150, 5,382 and 36 shares in October, November and December 2018, respectively, in settlement of income tax withholding requirements incurred by the recipients of equity incentive awards.

On January 24, 2019, RGA’s board of directors authorized a share repurchase program for up to $400.0 million of RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date. In connection with this new authorization, the board of directors terminated the stock repurchase authority granted in 2017.

Comparison of 5-Year Cumulative Total Return
Set forth below is a graph for the Company’s common stock for the period beginning December 31, 2013 and ending December 31, 2018, assuming $100 was invested on December 31, 2013. The graph compares the cumulative total return on the Company’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the cumulative total return of companies in the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Insurance (Life/Health) Index. The indices are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the Company’s common stock, and are not intended to forecast or be indicative of future performance of the common stock.

	Base Period	Cumulative Total Return
	12/13	12/14	12/15	12/16	12/17	12/18
Reinsurance Group of America, Incorporated	$100.00	$115.00	$114.00	$170.40	$213.99	$195.33
S & P 500	100.00	113.69	115.26	129.05	157.22	150.33
S & P Life & Health Insurance	100.00	101.95	95.51	119.26	138.85	110.01

Item 6.         SELECTED FINANCIAL DATA
The following selected financial data has been derived from the Company’s audited consolidated financial statements. The consolidated statement of income data for the years ended December 31, 2018, 2017 and 2016, and the consolidated balance sheet data at December 31, 2018 and 2017 have been derived from the Company’s audited consolidated financial statements included elsewhere herein. The consolidated statement of income data for the years ended December 31, 2015 and 2014, and the consolidated balance sheet data at December 31, 2016, 2015 and 2014 have been derived from the Company’s audited consolidated financial statements not included herein. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere herein.
Selected Consolidated Financial and Operating Data
(in millions, except per share and operating data)

	As of or For the Years Ended December 31,
Income Statement Data	2018	2017	2016	2015	2014
Revenues:
Net premiums	$10,544	$9,841	$9,249	$8,571	$8,670
Investment income, net of related expenses	2,139	2,155	1,912	1,734	1,714
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(28)	(43)	(39)	(57)	(8)
Other investment related gains (losses), net	(142)	211	133	(108)	194
Total investment related gains (losses), net	(170)	168	94	(165)	186
Other revenues	363	352	267	278	334
Total revenues	12,876	12,516	11,522	10,418	10,904
Benefits and expenses:
Claims and other policy benefits	9,319	8,519	7,993	7,489	7,407
Interest credited	425	502	365	337	451
Policy acquisition costs and other insurance expenses	1,323	1,467	1,311	1,127	1,391
Other operating expenses	786	710	645	554	538
Interest expense	147	146	138	143	97
Collateral finance and securitization expense	30	29	26	23	12
Total benefits and expenses	12,030	11,373	10,478	9,673	9,896
Income before income taxes	846	1,143	1,044	745	1,008
Provision for income taxes(1)	130	(679)	343	243	324
Net income	$716	$1,822	$701	$502	$684
Earnings Per Share
Basic earnings per share	$11.25	$28.28	$10.91	$7.55	$9.88
Diluted earnings per share	11.00	27.71	10.79	7.46	9.78
Weighted average diluted shares, in thousands	65,094	65,753	64,989	67,292	69,962
Dividends per share on common stock	$2.20	$1.82	$1.56	$1.40	$1.26
Balance Sheet Data
Total investments	$54,205	$51,691	$44,841	$41,978	$36,696
Total assets	64,535	60,515	53,098	50,383	44,654
Policy liabilities(2)	48,933	43,583	37,874	37,371	30,892
Long-term debt	2,788	2,788	3,089	2,298	2,298
Collateral finance and securitization notes	682	784	841	899	774
Total stockholders’ equity	8,451	9,570	7,093	6,135	7,023
Total stockholders’ equity per share	134.53	148.48	110.31	94.09	102.13
Operating Data (in billions)
Assumed ordinary life reinsurance in force	$3,329	$3,297	$3,063	$2,995	$2,944
Assumed new business production	407	395	405	491	482

(1)	2017 reflects adjustments related to the initial adoption of U.S. Tax Reform. See Note 9 - “Income Tax” in the Notes to Consolidated Financial Statements for additional information.

(2)	Policy liabilities include future policy benefits, interest-sensitive contract liabilities, and other policy claims and benefits.

Item 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview
The Company is among the leading global providers of life reinsurance and financial solutions, with $3.3 trillion of life reinsurance in force and assets of $64.5 billion as of December 31, 2018. Traditional reinsurance includes individual and group life and health, disability, and critical illness reinsurance. Financial solutions includes longevity reinsurance, asset-intensive reinsurance, financial reinsurance and stable value products. The Company derives revenues primarily from renewal premiums from existing reinsurance treaties, new business premiums from existing or new reinsurance treaties, fee income from financial solutions business and income earned on invested assets.
The Company’s underwriting expertise and industry knowledge has allowed it to expand into international markets and now has operations in over 25 countries including locations in the Asia Pacific region, Europe, the Middle East, Africa and Latin America. The Company generally starts operations from the ground up in new markets as opposed to acquiring existing operations, and it often enters new markets to support its clients as they expand internationally. Based on the compilation of information from competitors’ annual reports, the Company believes it is the third-largest global life and health reinsurer in the world based on 2017 life and health reinsurance revenues. The Company conducts business with the majority of the largest U.S. and international life insurance companies. The Company has also developed its capacity and expertise in the reinsurance of longevity risks, asset-intensive products (primarily annuities and corporate-owned life insurance) and financial reinsurance. More recently, the Company has increased its investment and expenditures in client service and technology oriented initiatives to both support its clients and generate new future revenue streams.
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
The Company’s long-term profitability largely depends on the volume and amount of death- and health-related claims incurred and the ability to adequately price the risks it assumes. While death claims are reasonably predictable over a period of many years, claims become less predictable over shorter periods and are subject to significant fluctuation from quarter to quarter and year to year. For longevity business, the Company’s profitability depends on the lifespan of the underlying contract holders and the investment performance for certain contracts. Additionally, the Company generates profits on investment spreads associated with the reinsurance of investment type contracts and generates fees from financial reinsurance transactions, which are typically shorter duration than its traditional life reinsurance business. The Company believes its sources of liquidity are sufficient to cover potential claims payments on both a short-term and long-term basis.
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

The following table sets forth the Company’s premiums attributable to each of its segments for the periods indicated on both a gross assumed basis and net of premiums ceded to third parties:
Gross and Net Premiums by Segment
(in millions)

	Year Ended December 31,
	2018		2017		2016
	Gross	Net	Gross	Net	Gross	Net

U.S. and Latin America:
Traditional	$6,127.0	$5,533.3	$5,966.7	$5,356.3	$5,865.6	$5,249.6
Financial Solutions	27.2	27.2	23.7	23.7	64.6	24.4
Total U.S. and Latin America	6,154.2	5,560.5	5,990.4	5,380.0	5,930.2	5,274.0

Canada:
Traditional	1,070.9	1,024.0	940.1	902.0	965.1	928.6
Financial Solutions	43.4	43.4	38.2	38.2	38.7	38.7
Total Canada	1,114.3	1,067.4	978.3	940.2	1,003.8	967.3

Europe, Middle East and Africa:
Traditional	1,449.1	1,423.2	1,336.6	1,301.7	1,171.0	1,140.1
Financial Solutions	339.0	195.3	288.7	163.7	264.7	180.3
Total Europe, Middle East and Africa	1,788.1	1,618.5	1,625.3	1,465.4	1,435.7	1,320.4

Asia Pacific:
Traditional	2,346.2	2,296.4	2,107.5	2,053.0	1,731.8	1,681.5
Financial Solutions	0.9	0.9	2.4	2.4	5.4	5.4
Total Asia Pacific	2,347.1	2,297.3	2,109.9	2,055.4	1,737.2	1,686.9

Corporate and Other	0.1	0.1	0.1	0.1	0.3	0.3
Total	$11,403.8	$10,543.8	$10,704.0	$9,841.1	$10,107.2	$9,248.9

The following table sets forth selected information concerning assumed life reinsurance business in force and assumed new business volume by segment for the periods indicated. The terms “in force” and “new business” refer to insurance policy face amounts or net amounts at risk.
Reinsurance Business In Force and New Business by Segment
(in billions)

	As of December 31,
	2018		2017		2016
	In Force	New Business	In Force	New Business	In Force	New Business
U.S. and Latin America:
Traditional	$1,610.1	$106.5	$1,609.8	$99.4	$1,609.3	$126.4
Financial Solutions	2.1	—	2.1	—	2.1	—
Total U.S. and Latin America	1,612.2	106.5	1,611.9	99.4	1,611.4	126.4

Canada:
Traditional	383.5	43.1	393.9	35.6	355.7	34.9
Financial Solutions	—	—	—	—	—	—
Total Canada	383.5	43.1	393.9	35.6	355.7	34.9

Europe, Middle East and Africa:
Traditional	716.3	190.2	739.0	181.5	603.0	169.8
Financial Solutions	—	—	—	—	—	—
Total Europe, Middle East and Africa	716.3	190.2	739.0	181.5	603.0	169.8

Asia Pacific:
Traditional	616.9	66.9	552.3	78.9	492.2	73.7
Financial Solutions	0.3	—	0.2	—	0.2	—
Total Asia Pacific	617.2	66.9	552.5	78.9	492.4	73.7
Total	$3,329.2	$406.7	$3,297.3	$395.4	$3,062.5	$404.8

Reinsurance business in force reflects the addition or acquisition of new life reinsurance business, offset by terminations (e.g., life and group contract terminations, lapses of underlying policies, deaths of insureds, and recapture), changes in foreign currency exchange, and any other changes in the amount of insurance in force. As a result of terminations and other changes, assumed in force amounts at risk of $374.8 billion, $160.6 billion, and $337.4 billion were released in 2018, 2017 and 2016, respectively.
See “Results of Operations by Segment” below for further information about the Company’s segments.

Industry Trends
The Company believes that the following trends in the life insurance industry will continue to create demand for life reinsurance.
Outsourcing of Mortality and Morbidity. The Company believes life insurance companies will continue to utilize reinsurance to manage capital and mortality/morbidity risk and to develop competitive products. The Company believes there has been a decline in the percentage of new business being reinsured in recent years, which has caused premium growth rates in select markets, notably in North America, to moderate. The Company believes a decline in new business being reinsured is likely a reaction by ceding companies to a broad-based increase in reinsurance rates in the market, stronger capital positions maintained by ceding companies in recent years and a desire by ceding companies to adjust their risk profiles. However, the Company believes reinsurers will continue to be an integral part of the life insurance market due to their ability to efficiently aggregate a significant volume of life insurance in force, creating economies of scale and greater diversification of risk. As a result of having larger amounts of data at their disposal compared to primary life insurance companies, reinsurers tend to have better insights into mortality/morbidity trends, creating more efficient pricing for mortality/morbidity risk.
Capital Management. Changing regulatory environments, rating agencies and competitive business pressures are causing life insurers to evaluate reinsurance as a means to:

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

•
Automatic Reinsurance. The Company intends to maintain its presence in the North American automatic reinsurance market by leveraging its mortality expertise and breadth of products and services to gain additional market share.

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

•
Asset-intensive and Longevity Reinsurance and Other Products and Services. In recent years, the Company has experienced growth in asset-intensive and longevity reinsurance. The Company intends to continue leveraging its existing client relationships and reinsurance expertise to create customized reinsurance products and solutions. Industry trends, particularly the increased pace of consolidation and reorganization among life insurance companies and changes in products and product distribution along with new solvency requirements, are expected to enhance existing opportunities for asset-intensive and longevity reinsurance and financial solutions products. The Company began reinsuring annuities with guaranteed minimum benefits on a limited basis in 2007. To date, most of the Company’s asset-intensive reinsurance business has been written in the U.S. and the UK; however, additional opportunities outside of the U.S. continue to develop. The Company also provides longevity reinsurance in Europe and Canada, and in 2008 entered the U.S. healthcare reinsurance market with a primary focus on long-term care and Medicare supplement insurance. Additionally, the Company is experiencing growth in health related product offerings, such as critical illness, most notably in select Asian markets. In 2010, the Company expanded into the group reinsurance market in North America with the acquisition of Reliastar Life Insurance Company’s U.S. and Canada operations. The Company has more recently increased its investment and expenditures in client service and technology oriented initiatives to both support its clients and generate new future revenue streams.

Consolidated Results of Operations
The following table summarizes net income for the periods presented.

	For the years ended December 31,
	2018	2017	2016
Revenues	(Dollars in thousands, except per share data)
Net premiums	$10,543,776	$9,841,130	$9,248,871
Investment income, net of related expenses	2,138,525	2,154,651	1,911,886
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(28,494)	(42,639)	(38,805)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	—	74
Other investment related gains (losses), net	(141,594)	210,519	132,926
Total investment related gains (losses), net	(170,088)	167,880	94,195
Other revenues	363,451	352,108	266,559
Total revenues	12,875,664	12,515,769	11,521,511
Benefits and expenses
Claims and other policy benefits	9,318,929	8,518,917	7,993,375
Interest credited	425,204	502,040	364,691
Policy acquisition costs and other insurance expenses	1,322,520	1,466,646	1,310,540
Other operating expenses	786,137	710,690	645,509
Interest expense	147,355	146,025	137,623
Collateral finance and securitization expense	29,699	28,636	25,827
Total benefits and expenses	12,029,844	11,372,954	10,477,565
Income before income taxes	845,820	1,142,815	1,043,946
Provision for income taxes	129,978	(679,366)	342,503
Net income	$715,842	$1,822,181	$701,443
Earnings per share
Basic earnings per share	$11.25	$28.28	$10.91
Diluted earnings per share	11.00	27.71	10.79
Dividends declared per share	$2.20	$1.82	$1.56
Consolidated net income decreased $1.1 billion, or 60.7% in 2018, and increased $1.1 billion, or 159.8%, in 2017. Diluted earnings per share were $11.00 in 2018 compared to $27.71 in 2017 and $10.79 in 2016. During 2017, a net tax benefit was recorded of approximately $1.0 billion or $15.72 per diluted share, primarily related to the revaluation of the Company’s net deferred tax liabilities as a result of the U.S. corporate income tax rate being reduced from 35% to 21% as part of the Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform”).
Consolidated income before income taxes decreased $297.0 million in 2018, or 26.0%, and increased $98.9 million, or 9.5%, in 2017. The decrease in income before income taxes in 2018 was due to investment related losses, unfavorable claims experience in the individual and group businesses in the U.S., and unfavorable results in the Company’s Australian disability business due to adverse claims development and an increase in claims incurred in the current year. The increase in income before income taxes in 2017 was primarily due to higher investment income, increased other revenues and improved claims experience in Europe, Middle East and Africa (“EMEA”) partially offset by higher interest expense. Foreign currency exchange fluctuations resulted an increase to income before income taxes of approximately $9.7 million and a decrease of $1.4 million in 2018 and 2017, respectively.
The Company recognizes in consolidated income, any changes in the fair value of embedded derivatives on modified coinsurance (“modco”) or funds withheld treaties, equity-indexed annuity treaties (“EIAs”) and variable annuities with guaranteed minimum benefit riders. The Company utilizes freestanding derivatives to minimize the income statement volatility due to changes in the fair value of embedded derivatives associated with guaranteed minimum benefit riders. The following table presents the effect of embedded derivatives and related freestanding derivatives on income before income taxes for the periods indicated (dollars in thousands):

	Twelve months ended December 31,
	2018	2017	2016
Modco/Funds withheld:
Unrealized gains (losses)	$(12,597)	$144,724	$54,169
Deferred acquisition costs/retrocession	14,658	(70,392)	(40,077)
Net effect	2,061	74,332	14,092
EIAs:
Unrealized gains (losses)	17,378	40,260	28,137
Deferred acquisition costs/retrocession	(10,935)	(25,797)	(17,091)
Net effect	6,443	14,463	11,046
Guaranteed minimum benefit riders:
Unrealized gains (losses)	(15,455)	32,166	7,834
Deferred acquisition costs/retrocession	38,852	50,365	(71,221)
Net effect	23,397	82,531	(63,387)
Related freestanding derivatives	(28,508)	(95,848)	34,538
Net effect after related freestanding derivatives	(5,111)	(13,317)	(28,849)

Total net effect of embedded derivatives	31,901	171,326	(38,249)
Related freestanding derivatives	(28,508)	(95,848)	34,538
Total net effect after freestanding derivatives	$3,393	$75,478	$(3,711)
Consolidated net premiums increased $702.6 million, or 7.1%, and $592.3 million, or 6.4%, in 2018 and 2017, respectively. The increases in 2018 and 2017 are primarily due to growth in life reinsurance in force. Foreign currency fluctuations relative to the prior year affected net premiums favorably by approximately $43.0 million and $25.9 million in 2018 and 2017, respectively. Consolidated assumed life insurance in force was $3,329.2 billion, $3,297.3 billion and $3,062.5 billion as of December 31, 2018, 2017 and 2016, respectively. Foreign currency fluctuations affected the increases in assumed life insurance in force unfavorably by $101.5 billion in 2018 and favorably by $121.1 billion in 2017. The Company added new business production, measured by face amount of insurance in force, of $406.7 billion, $395.4 billion and $404.8 billion during 2018, 2017 and 2016, respectively.
Consolidated investment income, net of related expenses, decreased $16.1 million, or 0.7% in 2018, and increased $242.8 million, or 12.7%, in 2017. The decrease in 2018 is primarily the result of decreases in investment yield and funds withheld at interest, partially offset by increases in the average invested asset base. The increase in 2017 was primarily due to an increase in the average invested asset base. Investment income is affected by changes in the fair value of the Company’s funds withheld at interest assets associated with the reinsurance of certain EIA products. The re-measurement of these funds withheld assets decreased investment income by $133.0 million in 2018 and increased investment income by $117.0 million in 2017 when compared to prior periods. The effect on investment income of the EIAs’ market value changes is substantially offset by a corresponding change in interest credited to policyholder account balances resulting in an insignificant effect on net income.
The average invested assets at amortized cost, excluding spread related business, totaled $26.6 billion, $25.2 billion and $23.2 billion in 2018, 2017 and 2016, respectively. The average yield earned on investments, excluding spread related business, was 4.45%, 4.55% and 4.57% in 2018, 2017 and 2016, respectively. The average yield will vary from year to year depending on several variables, including the prevailing interest rate and credit spread environment, prepayment fees and make-whole premiums, changes in the mix of the underlying investments and cash balances, and the timing of dividends and distributions on certain investments. Investment income in 2018 and 2017 benefited from distributions from joint ventures and limited partnerships, which can be highly variable from year to year. A continued low interest rate environment is expected to put downward pressure on this yield in future reporting periods.
Total investment related gains (losses), net, decreased by $337.8 million or 201.3% in 2018 and increased by $73.7 million, or 78.2%, in 2017. Fluctuations in investment related gains (losses), net are primarily due to unfavorable and favorable changes in the value of embedded derivatives related to reinsurance treaties written on a modco or funds withheld basis of $157.3 million and $90.6 million in 2018 and 2017, respectively. In addition, 2018 reflects net realized losses on investment sales compared to net realized gains in 2017. Net realized losses in 2018 are primarily related to repositioning of fixed maturity securities in a rising interest rate environment. Investment impairments on fixed maturity securities decreased by $14.1 million in 2018 and increased by $3.8 million in 2017, compared to the prior years. See Note 4 - “Investments” and Note 5 - “Derivative Instruments” in the Notes to Consolidated Financial Statements for additional information on investment related gains (losses), net, and derivatives. Investment income is allocated to the operating segments based upon average assets and related capital levels deemed appropriate to support segment operations.

The effective tax rate on a consolidated basis was 15.4%, (59.4)%, and 32.8% for 2018, 2017, and 2016, respectively. The 2018 effective tax rate was lower than the U.S. Statutory rate of 21% primarily as a result of the release of a valuation allowance on foreign tax credits, which was partially offset by tax expense related to global intangible low-taxed income (“GILTI”) and valuation allowance increases. The 2017 effective tax rate includes the tax effects of the U.S. Tax Reform. The Company recorded an estimated net tax benefit of approximately $1.0 billion resulting in a reduction to the effective tax rate. See Note 9 - “Income Tax” in the Notes to Consolidated Financial Statements for additional information on the Company’s consolidated effective tax rate.

Critical Accounting Policies
The Company’s accounting policies are described in Note 2 – “Significant Accounting Policies and Pronouncements” in the Notes to Consolidated Financial Statements. The Company believes its most critical accounting policies include the establishment of premiums receivable; amortization of deferred acquisition costs (“DAC”); the establishment of liabilities for future policy benefits and incurred but not reported claims; the valuation of investments and investment impairments; the valuation of embedded derivatives; and accounting for income taxes. The balances of these accounts require extensive use of assumptions and estimates, particularly related to the future performance of the underlying business.
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
The Company tests the recoverability for each year of business at issue before establishing additional DAC. The Company also performs annual tests to establish that DAC remain recoverable at all times, and if financial performance significantly deteriorates to the point where a deficiency exists, a cumulative charge to current operations will be recorded. No such adjustments related to DAC recoverability were made in 2018, 2017 and 2016.
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
DAC related to interest-sensitive life and investment-type contracts is amortized over the lives of the contracts, in relation to the present value of estimated gross profits (“EGP”) from mortality, investment income, and expense margins. The EGP for asset-intensive products include the following components: (1) estimates of fees charged to policyholders to cover mortality, surrenders and maintenance costs, less amount of risk upon death; (2) expected interest rate spreads between income earned and amounts credited to policyholder accounts; and (3) estimated costs of administration. EGP is also reduced by the Company’s estimate of future losses due to defaults in fixed maturity securities as well as the change in reserves for embedded derivatives.

DAC is sensitive to changes in assumptions regarding these EGP components, and any change in such assumptions could have an effect on the Company’s profitability.
The Company periodically reviews the EGP valuation model and assumptions so that the assumptions reflect best estimates of future experience. Two assumptions are considered to be most significant: (1) estimated interest spread, and (2) estimated future policy lapses. As of December 31, 2018, the Company had $420.2 million of DAC related to asset-intensive products, all within the U.S. and Latin America Financial Solutions segment. The following table reflects the possible change that would occur in a given year if assumptions, as a percentage of current DAC related to asset-intensive products, are changed as illustrated:

Quantitative Change in Significant Assumptions	One-Time Increase in DAC	One-Time Decrease in DAC

Estimated interest spread increasing (decreasing) 25 basis points from the current spread	4.43%	(4.65)%

Estimated future policy lapse rates decreasing (increasing) 20% on a permanent basis (including surrender charges)	5.22%	(4.66)%
In general, a change in assumption that improves the Company’s expectations regarding EGP is going to have the effect of deferring the amortization of DAC into the future, thus increasing earnings and the current DAC balance. DAC can be no greater than the initial DAC balance plus interest and would be subject to recoverability testing, which is ignored for purposes of this analysis. Conversely, a change in assumption that decreases EGP will have the effect of speeding up the amortization of DAC, thus reducing earnings and lowering the DAC balance. The Company also adjusts DAC to reflect changes in the unrealized gains and losses on available-for-sale fixed maturity securities since these changes affect EGP. This adjustment to DAC is reflected in accumulated other comprehensive income.
The DAC associated with the Company’s non-asset-intensive business is less sensitive to changes in estimates for investment yields, mortality and lapses. In accordance with generally accepted accounting principles, the estimates include provisions for the risk of adverse deviation and are not adjusted unless experience significantly deteriorates to the point where a premium deficiency exists.
The following table displays DAC balances for the Traditional and Financial Solutions segments as of December 31, 2018:

(dollars in thousands)	Traditional	Financial Solutions	Total

U.S. and Latin America	$1,824,874	$420,154	$2,245,028
Canada	192,661	—	192,661
Europe, Middle East and Africa	239,161	—	239,161
Asia Pacific	702,439	18,481	720,920
Total	$2,959,135	$438,635	$3,397,770
As of December 31, 2018, the Company estimates that all of its DAC balance is collateralized by surrender fees due to the Company and the reduction of policy liabilities, in excess of termination values, upon surrender or lapse of a policy.
Liabilities for Future Policy Benefits and Incurred but not Reported Claims
Liabilities for future policy benefits under long-duration life insurance policies (policy reserves) are computed based upon expected investment yields, mortality and withdrawal (lapse) rates, and other assumptions, including a provision for adverse deviation from expected claim levels. Liabilities for policy claims and benefits for short-duration contracts are accounted for based on actuarial estimates of the amount of loss inherent in that period’s claims, including losses incurred for which claims have not been reported. Short-duration contract loss estimates rely on actuarial observations of ultimate loss experience for similar historical events. The Company primarily relies on its own valuation and administration systems to establish policy reserves. The policy reserves the Company establishes may differ from those established by the ceding companies due to the use of different mortality and other assumptions. However, the Company relies upon its ceding company clients to provide accurate data, including policy-level information, premiums and claims, which is the primary information used to establish reserves. The Company’s administration departments work directly with clients to help ensure information is submitted in accordance with the reinsurance contracts. Additionally, the Company performs periodic audits of the information provided by clients. The Company establishes reserves for processing backlogs with a goal of clearing all backlogs within a ninety-day period. The backlogs are usually due to data errors the Company discovers or computer file compatibility issues, since much of the data reported to the Company is in electronic format and is uploaded to its computer systems.
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
Claims payable for incurred but not reported losses for long-duration life policies are determined using case-basis estimates and lag studies of past experience. The time lag from the date of the claim or death to the date when the ceding company reports the claim to the Company can be several months and can vary significantly by ceding company, business segment and product type. Incurred but not reported claims are estimates on an undiscounted basis, using actuarial estimates of historical claims expense, adjusted for current trends and conditions. These estimates are continually reviewed and the ultimate liability may vary significantly from the amount recognized, which are reflected in net income in the period in which they are determined.
Claims payable for incurred but not reported losses for disability, medical and other short-duration contracts are determined using actuarial methods based on historical claim patterns as well as estimated changes in cost trends. The Company also reviews and evaluates how prior periods’ estimates are developed when estimating the accrual for the current period. To the extent appropriate, changes in such development are recorded as a change to the current period expense. Historically, the amount of the claim development adjustment made in subsequent reporting periods for prior period estimates has been in a reasonable range given the Company’s normal claim fluctuations.
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
See “Investments” in Note 2 – “Significant Accounting Policies and Pronouncements” and Note 6 – “Fair Value of Assets and Liabilities” in the Notes to the Consolidated Financial Statements for additional information regarding the valuation of the Company’s investments.
Mortgage loans on real estate are carried at unpaid principal balances, net of any unamortized premium or discount and valuation allowances. For a discussion regarding the valuation allowance for mortgage loans see “Mortgage Loans on Real Estate” in Note 2 – “Significant Accounting Policies and Pronouncements” in the Notes to the Consolidated Financial Statements.
In addition, investments are subject to impairment reviews to identify when a decline in value is other-than-temporary. Other-than-temporary impairment losses related to non-credit factors are recognized in AOCI whereas the credit loss portion is recognized in investment related gains (losses), net. See “Other-than-Temporary Impairment” in Note 2 – “Significant Accounting Policies and Pronouncements” in the Notes to the Consolidated Financial Statements for a discussion of the policies regarding other-than-temporary impairments.
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
The valuation of the various embedded derivatives requires complex calculations based on actuarial and capital markets inputs and assumptions related to estimates of future cash flows and interpretations of the primary accounting guidance continue to evolve in practice. The valuation of embedded derivatives is sensitive to the investment credit spread environment. Changes in investment credit spreads are also affected by the application of a credit valuation adjustment (“CVA”). The fair value calculation of an embedded derivative in an asset position utilizes a CVA based on the ceding company’s credit risk. Conversely, the fair value calculation of an embedded derivative in a liability position utilizes a CVA based on the Company’s credit risk. Generally, an increase in investment credit spreads, ignoring changes in the CVA, will have a negative impact on the fair value of the embedded derivative (decrease in income). See “Derivative Instruments” in Note 2 – “Significant Accounting Policies and Pronouncements” and Note 6 – “Fair Value of Assets and Liabilities” in the Notes to the Consolidated Financial Statements for additional information regarding the valuation of the Company’s embedded derivatives.
Income Taxes
The U.S. consolidated tax return includes the operations of RGA and all eligible subsidiaries. Certain RGA subsidiaries file separate U.S. income tax returns as these companies are currently ineligible for inclusion in the consolidated federal tax return. The Company’s foreign subsidiaries are taxed under applicable local statutes.
The Company provides for federal, state and foreign income taxes currently payable, as well as those deferred due to temporary differences between the tax basis of assets and liabilities and the reported amounts, and are recognized in net income or in certain cases in other comprehensive income. The Company’s accounting for income taxes represents management’s best estimate of various events and transactions considering the laws enacted as of the reporting date. U.S. Tax Reform creates additional complexity due to various provisions that require management judgment and assumptions, which are subject to change.
Deferred tax assets and liabilities are measured by applying the relevant jurisdictions’ enacted tax rate to the temporary difference in the period in which the temporary differences are expected to reverse. The Company will establish a valuation allowance if management determines, based on available information, that it is more likely than not that deferred income tax assets will not be realized. The Company has deferred tax assets including those related to net operating and capital losses. The Company has projected its ability to utilize its U.S. and foreign deferred tax assets and has determined that all of the U.S. assets including losses are expected to be utilized and established a valuation allowance on the portion of the foreign deferred tax assets the Company believes more likely than not will not be realized.
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
The Company reports uncertain tax positions in accordance with generally accepted accounting principles. In order to recognize the benefit of an uncertain tax position, the position must meet the more likely than not criteria of being sustained. Unrecognized tax benefits due to tax uncertainties that do not meet the more likely than not criteria are included within other liabilities and are charged to earnings in the period that such determination is made. The Company classifies interest related to tax uncertainties as interest expense whereas penalties related to tax uncertainties are classified as a component of income tax.
See Note 9 - “Income Tax” for further discussion including the impact of the December 22, 2017 enactment of U.S. Tax Reform.

Results of Operations by Segment
U.S. and Latin America Operations
The U.S. and Latin America operations include business generated by its offices in the U.S., Mexico and Brazil. The offices in Mexico and Brazil provide services to clients in other Latin American countries. U.S. and Latin America operations consist of two major segments: Traditional and Financial Solutions. The Traditional segment primarily specializes in the reinsurance of individual mortality-risk, health and long-term care and to a lesser extent, group reinsurance. The Financial Solutions segment consists of Asset-Intensive and Financial Reinsurance. Asset-Intensive within the Financial Solutions segment includes coinsurance of annuities and corporate-owned life insurance policies and to a lesser extent, fee-based synthetic guaranteed investment contracts, which include investment-only, stable value contracts. Financial Reinsurance within the Financial Solutions segment primarily involves assisting ceding companies in meeting applicable regulatory requirements by enhancing the ceding companies’ financial strength and regulatory surplus position through relatively low risk reinsurance transactions. Typically these transactions do not qualify as reinsurance under GAAP, due to the low-risk nature of the transactions, so only the related net fees are reflected in other revenues on the consolidated statements of income.

For the year ended December 31, 2018		Financial Solutions
	Traditional	Asset-Intensive	Financial Reinsurance	Total U.S. and Latin America
(dollars in thousands)
Revenues:
Net premiums	$5,533,256	$27,203	$—	$5,560,459
Investment income, net of related expenses	729,757	700,041	6,583	1,436,381
Investment related gains (losses), net	8,177	(57,228)	—	(49,051)
Other revenues	24,543	128,124	102,522	255,189
Total revenues	6,295,733	798,140	109,105	7,202,978
Benefits and expenses:
Claims and other policy benefits	5,048,749	130,234	—	5,178,983
Interest credited	82,046	311,837	—	393,883
Policy acquisition costs and other insurance expenses	738,574	158,929	16,017	913,520
Other operating expenses	139,954	29,346	10,404	179,704
Total benefits and expenses	6,009,323	630,346	26,421	6,666,090
Income before income taxes	$286,410	$167,794	$82,684	$536,888

For the year ended December 31, 2017		Financial Solutions
	Traditional	Asset-Intensive	Financial Reinsurance	Total U.S. and Latin America
(dollars in thousands)
Revenues:
Net premiums	$5,356,321	$23,683	$—	$5,380,004
Investment income, net of related expenses	728,073	769,932	8,541	1,506,546
Investment related gains (losses), net	(1,606)	144,343	—	142,737
Other revenues	17,383	98,782	105,097	221,262
Total revenues	6,100,171	1,036,740	113,638	7,250,549
Benefits and expenses:
Claims and other policy benefits	4,760,194	78,447	—	4,838,641
Interest credited	82,218	379,921	—	462,139
Policy acquisition costs and other insurance expenses	753,336	229,506	22,804	1,005,646
Other operating expenses	130,989	28,158	9,958	169,105
Total benefits and expenses	5,726,737	716,032	32,762	6,475,531
Income before income taxes	$373,434	$320,708	$80,876	$775,018

For the year ended December 31, 2016		Financial Solutions
	Traditional	Asset-Intensive	Financial Reinsurance	Total U.S. and Latin America
(dollars in thousands)
Revenues:
Net premiums	$5,249,571	$24,349	$—	$5,273,920
Investment income, net of related expenses	699,833	623,974	7,123	1,330,930
Investment related gains (losses), net	(4,229)	13,648	—	9,419
Other revenues	19,793	93,614	77,738	191,145
Total revenues	5,964,968	755,585	84,861	6,805,414
Benefits and expenses:
Claims and other policy benefits	4,632,821	81,860	—	4,714,681
Interest credited	85,029	251,247	—	336,276
Policy acquisition costs and other insurance expenses	749,487	174,225	14,650	938,362
Other operating expenses	126,530	24,111	10,973	161,614
Total benefits and expenses	5,593,867	531,443	25,623	6,150,933
Income before income taxes	$371,101	$224,142	$59,238	$654,481
Income before income taxes decreased by $238.1 million, or 30.7%, and increased by $120.5 million, or 18.4%, in 2018 and 2017, respectively. The decrease in 2018 was primarily due to unfavorable claims experience in the group disability and healthcare excess lines of business. Additionally, the individual life line of business experienced higher claims, partially related to a severe influenza season in 2018. Also contributing to the year over year decline in income were lower investment related gains and changes in the value of the embedded derivatives associated with reinsurance treaties structured on a modco or funds withheld basis. The increase in 2017 was the result of several factors, including changes in the value of the embedded derivatives associated with reinsurance treaties structured on a modco or funds withheld, an increase in investment related capital gains and additional variable investment income.
Traditional Reinsurance
Income before income taxes for the U.S. and Latin America Traditional segment decreased by $87.0 million, or 23.3%, and increased by $2.3 million, or 0.6% in 2018 and 2017, respectively. The decrease in 2018 reflects unfavorable claims experience from the group disability and healthcare excess business as well as higher individual life claims, in part relating to the severe influenza season. The increase in 2017 was primarily due to higher investment income from variable investment income and a growing asset base offset somewhat by lower investment yields and a slightly lower underwriting margin.
Net premiums increased $176.9 million, or 3.3%, and $106.8 million, or 2.0% in 2018 and 2017, respectively. The increase in 2018 and 2017 was primarily due to organic premium growth in yearly renewable term and coinsurance business. The segment added new life business production, measured by face amount of insurance in force, of $106.5 billion, $99.4 billion and $126.4 billion during 2018, 2017 and 2016, respectively. Total face amount of life business in force was $1,610.1 billion, $1,609.8 billion and $1,609.3 billion as of December 31, 2018, 2017 and 2016, respectively.
Net investment income increased $1.7 million, or 0.2%, and $28.2 million, or 4.0%, in 2018 and 2017, respectively. The increase in 2018 was due to a higher asset base largely offset by lower investment yields with variable investment income relatively consistent for both periods. The increase in 2017 was primarily due to strong variable investment income associated with a higher level of bond make-whole premiums and distributions from joint ventures and limited partnerships, and an increase in the average invested asset base partially offset by a lower investment yield.
Claims and other policy benefits as a percentage of net premiums (“loss ratios”) were 91.2%, 88.9% and 88.3% in 2018, 2017 and 2016, respectively. The increase in the loss ratio for 2018 was primarily due to unfavorable claims experience in the individual line of business and higher claims from the group disability and healthcare excess lines of business. Similarly, the increase in the loss ratio for 2017 was primarily related to unfavorable claims experience in the individual mortality and group health lines of business.
Interest credited expense decreased by $0.2 million, or 0.2%, in 2018 and $2.8 million, or 3.3%, in 2017. There was a minimal decrease in interest credited expense in 2018, while the decrease in 2017 relates primarily to one treaty in which the interest credited varies depending on the number of deaths in any given year. The decrease is primarily offset by a decrease in investment income. The variances in interest credited expense are largely offset by variances in investment income. Interest credited in this segment relates to amounts credited on cash value products, which also have a significant mortality component. Income before income taxes is affected by the spread between the investment income and the interest credited on the underlying products.

Policy acquisition costs and other insurance expenses as a percentage of net premiums were 13.3%, 14.1% and 14.3% in 2018, 2017 and 2016, respectively. Overall, these ratios are expected to remain in a predictable range and may fluctuate from period to period due to varying allowance levels within coinsurance-type arrangements. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies may vary. Also, the mix of first year coinsurance business versus yearly renewable term business can cause the percentage to fluctuate from period to period. In recent years, reinsurance treaties weighted toward yearly renewable term structures have contributed to relatively stable rates.
Other operating expenses increased $9.0 million, or 6.8%, and $4.5 million, or 3.5% in 2018 and 2017, respectively. In addition to reflecting normal growth in employee related costs, the increase in operating expenses for 2018 reflects expense growth associated with key business line initiatives focused on enhancing the services and reinsurance options for clients. Other operating expenses, as a percentage of net premiums, were 2.5%, 2.4% and 2.4% in 2018, 2017 and 2016, respectively. The expense ratio tends to fluctuate only slightly from period to period due to maturity and scale of this segment.
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

For the year ended December 31,	2018	2017	2016
(dollars in thousands)
Revenues:
Total revenues	$798,140	$1,036,740	$755,585
Less:
Embedded derivatives – modco/funds withheld treaties	(20,991)	146,329	58,737
Guaranteed minimum benefit riders and related free standing derivatives	6,241	(18,686)	(39,786)
Revenues before certain derivatives	812,890	909,097	736,634
Benefits and expenses:
Total benefits and expenses	630,346	716,032	531,443
Less:
Embedded derivatives – modco/funds withheld treaties	(14,658)	70,392	40,077
Guaranteed minimum benefit riders and related free standing derivatives	11,352	(5,369)	(10,937)
Equity-indexed annuities	(6,443)	(14,463)	(11,046)
Benefits and expenses before certain derivatives	640,095	665,472	513,349
Income (loss) before income taxes:
Income before income taxes	167,794	320,708	224,142
Less:
Embedded derivatives – modco/funds withheld treaties	(6,333)	75,937	18,660
Guaranteed minimum benefit riders and related free standing derivatives	(5,111)	(13,317)	(28,849)
Equity-indexed annuities	6,443	14,463	11,046
Income before income taxes and certain derivatives	$172,795	$243,625	$223,285

Embedded Derivatives - Modco/Funds Withheld Treaties - Represents the change in the fair value of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis. The fair value changes of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in benefits and expenses. The Company’s utilization of a credit valuation adjustment did not have a material effect on the change in fair value of these embedded derivatives for the years ended December 31, 2018, 2017 and 2016.
The change in fair value of the embedded derivatives - modco/funds withheld treaties increased (decreased) income before income taxes by $(6.3) million, $75.9 million and $18.7 million in 2018, 2017 and 2016, respectively. The decrease in income for 2018 was primarily due to the repositioning in the funds withheld portfolio. The increases in income in 2017 and 2016 were primarily due to tightening credit spreads.
Guaranteed Minimum Benefit Riders - Represents the impact related to guaranteed minimum benefits associated with the Company’s reinsurance of variable annuities. The fair value changes of the guaranteed minimum benefits along with the changes in fair value of the free standing derivatives (interest rate swaps, financial futures and equity options), purchased by the Company to substantially hedge the liability are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in benefits and expenses. The Company’s utilization of a credit valuation adjustment did not have a material effect on the change in fair value of these embedded derivatives for the years ended December 31, 2018, 2017 and 2016.
The change in fair value of the guaranteed minimum benefits, after allowing for changes in the associated free standing derivatives, decreased income before income taxes by $5.1 million, $13.3 million and $28.8 million in 2018, 2017 and 2016, respectively. The decrease in income for 2018 is primarily associated with unfavorable policyholder termination experience. The decrease in income for 2017 and 2016 was primarily due to the annual update of best estimate actuarial assumptions to account for lower policyholder termination experience.
Equity-Indexed Annuities - Represents changes in the liability for equity-indexed annuities in excess of changes in account value, after adjustments for related deferred acquisition expenses. The change in fair value of embedded derivative liabilities associated with equity-indexed annuities increased income before income taxes by $6.4 million, $14.5 million and $11.0 million, in 2018, 2017 and 2016, respectively. The increase in income in 2018 was primarily due to lower policyholder lapses and withdrawals. The increase in income in 2017 and 2016 was primarily due to declining long-term interest rates and the flattening of the treasury yield curve.
Discussion and analysis before certain derivatives
Income before income taxes and certain derivatives decreased by $70.8 million and increased by $20.3 million in 2018 and 2017, respectively. The decrease in income in 2018 was primarily due to lower investment related gains (losses,) partially due to the repositioning of coinsurance portfolios associated with new transactions, net of the corresponding impact to deferred acquisition costs. The increase in income in 2017, was primarily due to the impact of rising equity markets associated with the Company’s reinsurance of EIAs and variable annuities and higher variable investment income.
Revenue before certain derivatives decreased by $96.2 million and increased by $172.5 million in 2018 and 2017, respectively. The decrease in 2018 was primarily due to the change in fair value of equity options associated with the reinsurance of EIAs and lower investment related gains (losses) associated with coinsurance portfolios, partially offset by revenues from new transactions. The increase in 2017 was primarily due to the change in fair value of equity options associated with the reinsurance of EIAs, investment income from a new coinsurance transaction in 2017, and higher investment related gains (losses) associated with coinsurance and funds withheld portfolios. The effect on investment income related to equity options is substantially offset by a corresponding change in interest credited.
Benefits and expenses before certain derivatives decreased by $25.4 million and increased by $152.1 million in 2018 and 2017, respectively. The decrease in benefits and expenses in 2018 was primarily due to lower interest credited associated with the reinsurance of EIAs, partially offset by the impact from new transactions. The increase in 2017 was primarily due to higher interest credited associated with the reinsurance of EIAs, interest credited from a new coinsurance transaction in 2017 and the corresponding impact to deferred acquisition costs from investment related gains (losses) in coinsurance and funds withheld portfolios. The effect on interest credited related to equity options is substantially offset by a corresponding change in investment income.
The invested asset base supporting this segment increased to $20.1 billion as of December 31, 2018 from $15.4 billion as of December 31, 2017. The increase in the asset base was due primarily to new coinsurance transactions in the second half of 2018. As of December 31, 2018 and 2017, $3.8 billion and $4.1 billion, respectively, of the invested assets were funds withheld at interest, of which greater than 90% is associated with one client.
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
Income before income taxes increased by $1.8 million, or 2.2%, and $21.6 million, or 36.5%, in 2018 and 2017, respectively. The increases in 2018 and 2017 were primarily related to the growth from new transactions.
At December 31, 2018, 2017 and 2016, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures, was $14.2 billion, $13.1 billion and $8.8 billion, respectively. The increases in both 2018 and 2017 can primarily be attributed to an increase in the number of new transactions executed each year and is consistent with the increase in related income. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and, therefore, can fluctuate from period to period.

Canada Operations
The Company conducts reinsurance business in Canada primarily through RGA Canada, which assists clients with capital management activity and mortality and morbidity risk management. The Canada operations are primarily engaged in Traditional reinsurance, which consists mainly of traditional individual life reinsurance, and to a lesser extent creditor, group life and health, critical illness and disability reinsurance. Creditor insurance covers the outstanding balance on personal, mortgage or commercial loans in the event of death, disability or critical illness and is generally shorter in duration than traditional individual life insurance. The Canada Financial Solutions segment consists of longevity and financial reinsurance.

For the year ended December 31, 2018	Traditional	Financial Solutions	Total Canada
(dollars in thousands)
Revenues:
Net premiums	$1,024,021	$43,372	$1,067,393
Investment income, net of related expenses	199,412	1,334	200,746
Investment related gains (losses), net	(733)	—	(733)
Other revenues	1,704	3,882	5,586
Total revenues	1,224,404	48,588	1,272,992
Benefits and expenses:
Claims and other policy benefits	847,745	36,808	884,553
Interest credited	83	—	83
Policy acquisition costs and other insurance expenses	231,258	766	232,024
Other operating expenses	33,010	1,438	34,448
Total benefits and expenses	1,112,096	39,012	1,151,108
Income before income taxes	$112,308	$9,576	$121,884

For the year ended December 31, 2017	Traditional	Financial Solutions	Total Canada
(dollars in thousands)
Revenues:
Net premiums	$901,976	$38,229	$940,205
Investment income, net of related expenses	189,018	5,115	194,133
Investment related gains (losses), net	10,619	—	10,619
Other revenues	1,907	5,594	7,501
Total revenues	1,103,520	48,938	1,152,458
Benefits and expenses:
Claims and other policy benefits	757,892	29,639	787,531
Interest credited	20	—	20
Policy acquisition costs and other insurance expenses	192,183	789	192,972
Other operating expenses	33,207	1,867	35,074
Total benefits and expenses	983,302	32,295	1,015,597
Income before income taxes	$120,218	$16,643	$136,861

For the year ended December 31, 2016	Traditional	Financial Solutions	Total Canada
(dollars in thousands)
Revenues:
Net premiums	$928,642	$38,701	$967,343
Investment income, net of related expenses	178,927	2,692	181,619
Investment related gains (losses), net	10,528	—	10,528
Other revenues	(93)	5,545	5,452
Total revenues	1,118,004	46,938	1,164,942
Benefits and expenses:
Claims and other policy benefits	707,409	36,275	743,684
Interest credited	19	—	19
Policy acquisition costs and other insurance expenses	238,252	1,231	239,483
Other operating expenses	37,619	1,487	39,106
Total benefits and expenses	983,299	38,993	1,022,292
Income before income taxes	$134,705	$7,945	$142,650
Income before income taxes decreased by $15.0 million, or 10.9%, and $5.8 million, or 4.1%, in 2018 and 2017, respectively. The decrease in income for 2018 was primarily due to unfavorable traditional individual life mortality experience as compared to 2017. The decrease in income for 2017 was primarily due to unfavorable traditional individual life mortality experience compared to favorable experience in 2016, partially offset by favorable experience on longevity business. Foreign currency exchange fluctuation in the Canadian dollar resulted in a decrease in income before income taxes of $1.0 million and an increase of $3.7 million in 2018 and 2017, respectively.
Traditional Reinsurance
Income before income taxes decreased by $7.9 million, or 6.6%, and $14.5 million, or 10.8%, in 2018 and 2017, respectively. The decrease in income for 2018 was primarily due to unfavorable traditional individual life mortality experience. The decrease in income for 2017 was primarily due to unfavorable traditional individual life mortality experience compared to favorable experience in 2016. Foreign currency exchange fluctuation in the Canadian dollar resulted in a decrease in income before income taxes of $1.2 million and an increase of $3.2 million in 2018 and 2017, respectively.
Net premiums increased by $122.0 million, or 13.5%, and decreased by $26.7 million, or 2.9%, in 2018 and 2017, respectively. The increase in 2018 was primarily due to new in force block transactions completed during 2018. The decrease in 2017 was primarily due to a decrease in creditor premiums of $80.4 million partially offset by an increase in traditional individual life business premiums from annually increasing premium rates on yearly renewable term treaties and favorable foreign currency exchange fluctuation. Foreign currency exchange fluctuation in the Canadian dollar had a negligible effect on net premiums in 2018 and resulted in an increase of $18.5 million in 2017. The segment added new business production, measured by face amount of insurance in force, of $43.1 billion, $35.6 billion and $34.9 billion during 2018, 2017 and 2016, respectively.
Net investment income increased $10.4 million, or 5.5%, and $10.1 million, or 5.6%, in 2018 and 2017, respectively. The effect of changes in the Canadian dollar exchange rates had a negligible effect on net investment income in 2018 and resulted in an increase of $4.0 million in 2017. Increases in the invested asset base increased net investment income in 2018 and 2017.
Loss ratios for the segment were 82.8%, 84.0% and 76.2% in 2018, 2017 and 2016, respectively. The decrease in the 2018 loss ratio was due to the aforementioned new inforce block transactions completed during of 2018 partially offset by unfavorable traditional life mortality experience compared to the prior year. The increase in the 2017 loss ratio was due to unfavorable traditional life mortality experience compared to favorable experience in 2016 and a decrease in creditor business premiums. Loss ratios for the individual life mortality business were 91.6%, 97.2% and 93.5% in 2018, 2017 and 2016, respectively. The aforementioned new inforce block transactions reduced the traditional individual life mortality business loss ratio in 2018 by 8.3%. Historically, the loss ratio increased annually primarily as the result of several large permanent level premium in force blocks assumed in 1997 and 1998. These blocks are mature blocks of long-term permanent level premium business in which mortality as a percentage of net premiums is expected to be higher than historical ratios. The nature of permanent level premium policies requires the Company to set up actuarial liabilities and invest the amounts received in excess of early-year claims costs to fund claims in later years when premiums, by design, continue to be level as compared to expected increasing mortality or claim costs. As such, investment income becomes a more significant component of profitability of these in force blocks. Excluding creditor business, claims and other policy benefits, as a percentage of net premiums and investment income were 74.2%, 76.5% and 73.7% in 2018, 2017 and 2016, respectively.
Policy acquisition costs and other insurance expenses as a percentage of net premiums for traditional individual life business were 22.6%, 21.3% and 25.7% in 2018, 2017 and 2016, respectively. Overall, while these ratios are expected to remain in a predictable range, and may fluctuate from period to period due to varying allowance levels and product mix. The decrease in 2017 reflects a lower level of creditor business, which typically has a higher level of acquisition costs. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary.
Other operating expenses decreased by $0.2 million, or 0.6%, and $4.4 million, or 11.7%, in 2018 and 2017, respectively. Foreign currency exchange fluctuation in the Canadian dollar had a negligible effect on other operating expenses for 2018 and resulted in an increase in other operating expenses of $0.7 million in 2017, respectively. The decrease in other operating expenses in 2017 is primarily due to decrease in allocated expense from corporate operations. Other operating expenses as a percentage of net premiums were 3.2%, 3.7% and 4.1% in 2018, 2017 and 2016, respectively.
Financial Solutions
Income before income taxes decreased by $7.1 million, or 42.5%, and increased by $8.7 million, or 109.5%, in 2018 and 2017, respectively. The decrease in income before income taxes in 2018 was primarily a result of favorable experience on the longevity block of business in 2017 and a decrease in investment income. The increase in income before income taxes in 2017 was primarily due to favorable experience on longevity business. Foreign currency exchange fluctuation in the Canadian dollar resulted in an increase in income before income taxes of $0.2 million and a decrease of $0.4 million in 2018 and 2017, respectively.
Net premiums increased $5.1 million, or 13.5%, and decreased by $0.5 million, or 1.2%, in 2018 and 2017, respectively. The increase in net premiums in 2018 was primarily due to longevity business, where the premium structure generally increases over time. Foreign currency exchange fluctuation in the Canadian dollar resulted in an increase in net premiums of $0.1 million and $0.9 million in 2018 and 2017, respectively.
Net investment income decreased by $3.8 million, or 73.9%, and increased by $2.4 million, or 90.0%, in 2018 and 2017, respectively. The decrease in net investment income in 2018 was primarily due to a decrease in the invested asset base. The increase in net investment income for 2017 was primarily due to a growth in the invested asset base.
Claims and other policy benefits increased by $7.2 million, or 24.2%, and decreased by $6.6 million, or 18.3%, in 2018 and 2017, respectively. The increase in 2018 and the decrease in 2017 reflect favorable experience on the longevity block of business in 2017. The effect of changes in the Canadian dollar exchange rates resulted in a decrease in claims and other policy benefits of $0.2 million and an increase of $0.6 million in 2018 and 2017, respectively.

Europe, Middle East and Africa Operations
The Europe, Middle East and Africa (“EMEA”) operations includes business generated by its offices principally in France, Germany, Ireland, Italy, the Middle East, the Netherlands, Poland, South Africa, Spain and the United Kingdom (“UK”). EMEA consists of two major segments: Traditional and Financial Solutions. The Traditional segment primarily provides reinsurance through yearly renewable term and coinsurance agreements on a variety of life, health and critical illness products. Reinsurance agreements may be facultative or automatic agreements covering primarily individual risks and, in some markets, group risks. The Financial Solutions segment consists of reinsurance and other transactions associated with longevity closed blocks, payout annuities, capital management solutions and financial reinsurance.

For the year ended December 31, 2018	Traditional	Financial Solutions	Total EMEA
(dollars in thousands)
Revenues:
Net premiums	$1,423,199	$195,333	$1,618,532
Investment income, net of related expenses	66,242	133,855	200,097
Investment related gains (losses), net	(161)	555	394
Other revenues	5,325	20,143	25,468
Total revenues	1,494,605	349,886	1,844,491
Benefits and expenses:
Claims and other policy benefits	1,233,458	123,151	1,356,609
Interest credited	—	(6,659)	(6,659)
Policy acquisition costs and other insurance expenses	98,981	3,981	102,962
Other operating expenses	107,047	33,026	140,073
Total benefits and expenses	1,439,486	153,499	1,592,985
Income before income taxes	$55,119	$196,387	$251,506

For the year ended December 31, 2017	Traditional	Financial Solutions	Total EMEA
(dollars in thousands)
Revenues:
Net premiums	$1,301,640	$163,720	$1,465,360
Investment income, net of related expenses	55,511	123,258	178,769
Investment related gains (losses), net	52	5,487	5,539
Other revenues	4,872	18,606	23,478
Total revenues	1,362,075	311,071	1,673,146
Benefits and expenses:
Claims and other policy benefits	1,096,211	142,796	1,239,007
Interest credited	—	11,078	11,078
Policy acquisition costs and other insurance expenses	92,143	1,833	93,976
Other operating expenses	103,235	31,850	135,085
Total benefits and expenses	1,291,589	187,557	1,479,146
Income before income taxes	$70,486	$123,514	$194,000

For the year ended December 31, 2016	Traditional	Financial Solutions	Total EMEA
(dollars in thousands)
Revenues:
Net premiums	$1,140,062	$180,271	$1,320,333
Investment income, net of related expenses	50,301	125,282	175,583
Investment related gains (losses), net	5	13,537	13,542
Other revenues	4,781	21,428	26,209
Total revenues	1,195,149	340,518	1,535,667
Benefits and expenses:
Claims and other policy benefits	999,005	164,883	1,163,888
Interest credited	—	13,131	13,131
Policy acquisition costs and other insurance expenses	63,848	6	63,854
Other operating expenses	102,237	24,491	126,728
Total benefits and expenses	1,165,090	202,511	1,367,601
Income before income taxes	$30,059	$138,007	$168,066
Income before income taxes increased by $57.5 million, or 29.6%, and $25.9 million, or 15.4%, in 2018 and 2017, respectively. The increase in income before income taxes for 2018 was primarily due to favorable performance in the closed block longevity and payout annuity business partially offset by unfavorable individual mortality and morbidity experience. The increase in income before income taxes for 2017 was primarily due to favorable individual mortality, morbidity and longevity experience, partly offset by lower payout annuity performance. Foreign currency exchange fluctuations resulted in an increase in income before income taxes of $7.4 million and a decrease of $4.3 million in 2018 and 2017, respectively.
Traditional Reinsurance
Income before income taxes decreased by $15.4 million, or 21.8%, and increased by $40.4 million, or 134.5%, in 2018 and 2017, respectively. The decrease in income before income taxes in 2018 was primarily due to unfavorable individual mortality and morbidity experience. The increase in income before income taxes in 2017 was primarily due to business growth and favorable individual morbidity and mortality experience. Foreign currency exchange fluctuations resulted in an increase in income before income taxes of $1.5 million in both 2018 and 2017.
Net premiums increased by $121.6 million, or 9.3%, and $161.6 million, or 14.2%, in 2018 and 2017, respectively. The increase in 2018 was primarily due to increased volumes of mostly individual life business as well as increased health business. The increase in 2017 was primarily due to increased business volumes, most notably in Italy, South Africa, the Middle East and the Netherlands related to new treaties in 2017 and favorable growth from existing treaties. The segment added new business production, measured by face amount of insurance in force, of $190.2 billion, $181.5 billion and $169.8 billion during 2018, 2017 and 2016, respectively. The face amount of reinsurance in force totaled $716.3 billion, $739.0 billion, and $603.0 billion at December 31, 2018, 2017 and 2016, respectively. Foreign currency fluctuations unfavorably affected the face amount of reinsurance in force by $41.4 billion and favorably by $64.7 billion in 2018 and 2017, respectively. Foreign currency exchange fluctuations resulted in an increase in net premiums of $40.6 million and a decrease of $8.3 million in 2018 and 2017, respectively. The segment’s primary currencies are the British pound, the Euro and the South African rand.
A portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage, primarily in the UK. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Net premiums earned from this coverage totaled $187.6 million, $191.5 million and $203.4 million in 2018, 2017 and 2016, respectively.

Net investment income increased by $10.7 million, or 19.3%, and $5.2 million, or 10.4%, in 2018 and 2017, respectively. The increase in 2018 was primarily due to an increase in the invested asset base and increased invested asset yield. The increase in 2017 was primarily due to an increase in the invested asset base related to increased business volumes. Foreign currency exchange fluctuations resulted in an increase in net investment income of $1.8 million and $0.1 million in 2018 and 2017, respectively.
Other revenues increased by $0.5 million, or 9.3% and $0.1 million, or 1.9%, in 2018 and 2017, respectively. These variances are primarily due to foreign currency transactions.
Loss ratios for this segment were 86.7%, 84.2% and 87.6% in 2018, 2017 and 2016, respectively. The decrease in loss ratio in 2017 was primarily due to favorable claims experience and changes in the mix of business reflecting increased volumes of new business with lower loss ratios, but with higher commissions. These higher commissions are reflected in the increase of the 2017 policy acquisition cost ratio below.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 7.0%, 7.1% and 5.6% for 2018, 2017 and 2016, respectively. The increase in policy acquisition cost ratio in 2017 was due primarily to changes in the mix of business reflecting increased volumes of new business with higher commissions.
Other operating expenses increased by $3.8 million, or 3.7%, and $1.0 million, or 1.0%, in 2018 and 2017, respectively. The increases in 2018 and 2017 were primarily due to the effects of foreign currency exchange fluctuations. Foreign currency exchange fluctuations resulted in an increase in operating expenses of $2.6 million and $1.6 million 2018 and 2017, respectively. Other operating expenses as a percentage of net premiums totaled 7.5%, 7.9% and 9.0% in 2018, 2017 and 2016, respectively.
Financial Solutions
Income before income taxes increased by $72.9 million, or 59.0%, and decreased by $14.5 million, or 10.5%, in 2018 and 2017, respectively. The increase in 2018 was primarily due to favorable performance in the closed block longevity and payout annuity businesses. The decrease in 2017 in income before income taxes was primarily due to payout annuity experience normalizing after a particularly positive 2016, partly offset by favorable longevity business results. Foreign currency exchange fluctuations resulted in an increase in income before income taxes of $5.8 million and a decrease of $5.8 million in 2018 and 2017, respectively.
Net premiums increased by $31.6 million, or 19.3%, and decreased by $16.6 million, or 9.2%, in 2018 and 2017, respectively. The increase in 2018 in net premiums was due to increased volumes of closed block longevity business. The decrease in 2017 in net premiums was due to a new retrocession treaty, executed for risk management purposes that cedes longevity risk to third parties, partially offset by an increase in premiums from new transactions. Foreign currency exchange fluctuations resulted in an increase in net premiums of $6.5 million and a decrease of $7.6 million in 2018 and 2017, respectively.
Net investment income increased $10.6 million, or 8.6%, and decreased by $2.0 million, or 1.6%, in 2018 and 2017, respectively. The increase in investment income in 2018 was due to an increased invested asset base resulting from business growth. The decrease in investment income in 2017 was primarily due to adverse foreign currency exchange fluctuations. Foreign currency exchange fluctuations resulted in an increase in investment income of $4.8 million and a decrease of $4.8 million in 2018 and 2017, respectively.
Other revenues increased by $1.5 million, or 8.3% and decreased by $2.8 million, or 13.2%, in 2018 and 2017, respectively. The increase in 2018 in other revenues was due to increased volumes of fee income business. The decrease in 2017 in other revenues was due to experience from a longevity swap normalizing after a particularly positive 2016. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and, therefore, can fluctuate from period to period.
Claims and other policy benefits decreased $19.6 million, or 13.8%, and $22.1 million, or 13.4%, in 2018 and 2017, respectively. The decrease in 2018 was primarily due to higher terminations in closed block longevity business. The decrease in 2017 was primarily due to the aforementioned new longevity retrocession treaty that cedes longevity risk to third parties, net of an increase in claims and other policy benefits from new transactions.
Interest credited expense decreased by $17.7 million, or 160.1%, and $2.1 million, or 15.6%, in 2018 and 2017, respectively. Interest credited in this segment relates to amounts credited to the contractholders of unit-linked products. This amount will fluctuate according to contractholder investment selections, equity returns and interest rates. The effect on interest credited related to unit-linked products is substantially offset by a corresponding change in investment income.
Other operating expenses increased by $1.2 million, or 3.7%, and $7.4 million, or 30.0%, in 2018 and 2017, respectively. The increase in other operating expenses of 2018 was primarily due to an increase in foreign currency exchange fluctuations. The increase in 2017 was primarily due to increased administration costs related to longevity transactions, costs related to a potential acquisition and by the effect of foreign currency exchange fluctuations. Foreign currency exchange fluctuations resulted in an increase in operating expenses of $1.2 million and a decrease of $0.4 million 2018 and 2017, respectively.
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

For the year ended December 31, 2018	Traditional	Financial Solutions	Total Asia Pacific
(dollars in thousands)
Revenues:
Net premiums	$2,296,435	$866	$2,297,301
Investment income, net of related expenses	95,521	40,729	136,250
Investment related gains (losses), net	7	(10,278)	(10,271)
Other revenues	24,885	23,162	48,047
Total revenues	2,416,848	54,479	2,471,327
Benefits and expenses:
Claims and other policy benefits	1,885,355	13,343	1,898,698
Interest credited	—	26,383	26,383
Policy acquisition costs and other insurance expenses	194,685	3,467	198,152
Other operating expenses	159,307	17,252	176,559
Total benefits and expenses	2,239,347	60,445	2,299,792
Income before income taxes	$177,501	$(5,966)	$171,535

For the year ended December 31, 2017	Traditional	Financial Solutions	Total Asia Pacific
(dollars in thousands)
Revenues:
Net premiums	$2,053,029	$2,419	$2,055,448
Investment income, net of related expenses	91,675	34,529	126,204
Investment related gains (losses), net	(10)	13,938	13,928
Other revenues	65,992	22,889	88,881
Total revenues	2,210,686	73,775	2,284,461
Benefits and expenses:
Claims and other policy benefits	1,635,728	18,020	1,653,748
Interest credited	—	22,447	22,447
Policy acquisition costs and other insurance expenses	277,582	5,111	282,693
Other operating expenses	148,590	15,067	163,657
Total benefits and expenses	2,061,900	60,645	2,122,545
Income before income taxes	$148,786	$13,130	$161,916

For the year ended December 31, 2016	Traditional	Financial Solutions	Total Asia Pacific
(dollars in thousands)
Revenues:
Net premiums	$1,681,505	$5,428	$1,686,933
Investment income, net of related expenses	83,049	23,648	106,697
Investment related gains (losses), net	14	9,436	9,450
Other revenues	6,582	24,870	31,452
Total revenues	1,771,150	63,382	1,834,532
Benefits and expenses:
Claims and other policy benefits	1,345,951	25,180	1,371,131
Interest credited	—	12,796	12,796
Policy acquisition costs and other insurance expenses	163,036	6,071	169,107
Other operating expenses	148,235	15,272	163,507
Total benefits and expenses	1,657,222	59,319	1,716,541
Income before income taxes	$113,928	$4,063	$117,991
Income before income taxes increased by $9.6 million, or 5.9%, and $43.9 million, or 37.2%, in 2018 and 2017, respectively. The increase in income before income taxes in 2018 was primarily due to business growth across the region and net favorable claims experience in Asia, partially offset by adverse claims experience in Australia. Also offsetting the increase in income before income taxes were losses on sales of investment securities and unfavorable changes in the fair value of derivatives in 2018 compared with gains on security sales and favorable changes in the fair value of derivatives in 2017. The increase in income before income taxes in 2017 was primarily due to higher income from offices in Asia driven by business growth, most notably in Hong Kong and Southeast Asia. Foreign currency exchange fluctuations resulted in an increase in income before income taxes of $3.1 million and a decrease of $1.1 million in 2018 and 2017, respectively.
Traditional Reinsurance
Income before income taxes increased by $28.7 million, or 19.3%, and $34.9 million, or 30.6%, in 2018 and 2017, respectively. The increase in income before income taxes in 2018 was primarily due to business growth across the region and favorable claims experience in Asia partially offset by adverse claims experience in Australia. The increase in income before income taxes in 2017 was primarily due to higher income from offices in Asia driven by business growth. Foreign currency exchange fluctuations resulted in an increase in income before income taxes of $2.8 million and a decrease of $1.4 million in 2018 and 2017, respectively.
Net premiums increased by $243.4 million, or 11.9%, and $371.5 million, or 22.1%, in 2018 and 2017, respectively. The increase in premiums for 2018 was primarily driven by new business written in Asian markets partially offset by the effect of three treaties recaptured in Australia in the fourth quarter of 2017. The increase in premiums for 2017 was driven by both new and existing business written throughout the segment. The segment added new business production, measured by face amount of insurance in force, of $66.9 billion, $78.9 billion and $73.7 billion during 2018, 2017 and 2016, respectively. The face amount of reinsurance in force totaled $616.9 billion, $552.3 billion, and $492.2 billion at December 31, 2018, 2017 and 2016, respectively. Foreign currency fluctuations unfavorably affected the face amount of reinsurance in force by $28.0 billion and favorably by $30.6 billion in 2018 and 2017, respectively. Foreign currency exchange fluctuations resulted in a decrease in net premiums of $2.8 million and an increase of $22.7 million in 2018 and 2017, respectively.
A portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Reinsurance of critical illness in the Asia Pacific operations is offered primarily in South Korea, Australia, China and Hong Kong. Net premiums from this coverage totaled $806.1 million, $611.0 million, and $398.3 million in 2018, 2017 and 2016, respectively.
Net investment income increased $3.8 million, or 4.2%, and $8.6 million, or 10.4%, in 2018 and 2017, respectively. The increase in 2018 was primarily due to higher investment yields, largely offset by a lower invested asset base. The increase in 2017 was primarily due to a higher invested asset base. Foreign currency exchange fluctuations resulted in a decrease in net investment income of $1.2 million and an increase of $1.7 million in 2018 and 2017, respectively.
Other revenues decreased by $41.1 million, or 62.3%, and increased by $59.4 million, or 902.6%, in 2018 and 2017, respectively. The decrease in other revenues in 2018 was primarily due to $57.9 million in recapture fees recognized in 2017 associated with the recapture of three treaties in Australia, compared to $9.7 million of recapture fees in 2018 associated with the recapture of one treaty in Australia. The increase in other revenues in 2017 was primarily due to the aforementioned recapture fees associated with three treaties recaptured in Australia.

Loss ratios for this segment were 82.1%, 79.7% and 80.0% for 2018, 2017 and 2016, respectively. The increase in the loss ratio in 2018 was primarily due to new business mix in Asia and adverse claims experience in Australia. The decrease in the loss ratio in 2017 was primarily due to improved claims experience in Australia compared to the prior year.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 8.5%, 13.5% and 9.7% for 2018, 2017 and 2016, respectively. The ratio of policy acquisition costs and other insurance expenses as a percentage of net premiums increased in 2017, primarily due to the acceleration of policy acquisition costs related to the aforementioned recaptured treaties in Australia. The ratio of policy acquisition costs and other insurance expenses as a percentage of net premiums should generally decline as the business matures; however, the percentage does fluctuate periodically due to variations in the mixture of business and client-related actions.
Other operating expenses increased $10.7 million, or 7.2%, and $0.4 million, or 0.2%, in 2018 and 2017, respectively. The 2018 increase in other operating expenses is mainly due to increased compensation costs, primarily in the growing Asian operations. Foreign currency exchange fluctuations resulted in a decrease in operating expenses of $0.3 million and an increase of $1.2 million in 2018 and 2017, respectively. Other operating expenses as a percentage of net premiums totaled 6.9%, 7.2% and 8.8% in 2018, 2017 and 2016, respectively. The timing of premium flows and the level of costs associated with the entrance into and development of new markets in the Asia Pacific segment may cause other operating expenses as a percentage of net premiums to fluctuate over periods of time.
Financial Solutions
Income before income taxes decreased by $19.1 million, or 145.4%, and increased by $9.1 million, or 223.2%, in 2018 and 2017, respectively. The decrease in income before income taxes in 2018 was primarily due to investment related losses and a decrease in the fair value of derivatives in 2018 compared to investment related gains and an increase in the fair value of derivatives in 2017. The increase in income before income taxes in 2017 was primarily due to favorable lapse experience on a closed treaty in Japan as compared to 2016. Foreign currency exchange fluctuations resulted in an increase in income before income taxes of $0.4 million and $0.3 million in 2018 and 2017, respectively.
Net premiums decreased by $1.6 million, or 64.2%, and $3.0 million, or 55.4%, in 2018 and 2017, respectively. The decreases were primarily due to policy lapses on a closed treaty in Japan.
Net investment income increased $6.2 million, or 18.0%, and $10.9 million, or 46.0%, in 2018 and 2017, respectively. The increase in investment income in 2018 was primarily due to higher investment yields, partially offset by a lower invested asset base. The increase in investment income in 2017 was primarily due to a higher invested asset base.
Other revenues increased by $0.3 million, or 1.2%, and decreased by $2.0 million, or 8.0%, in 2018 and 2017, respectively. The decrease in other revenues in 2017 was primarily due to run-off of the previously mentioned treaty in Japan. The amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures was $2.9 billion and $2.6 billion at December 31, 2018 and 2017, respectively. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and therefore can fluctuate from period to period.
Claims and other policy benefits decreased by $4.7 million, or 26.0%, and $7.2 million, or 28.4%, in 2018 and 2017, respectively. The decrease in 2018 was attributable to lower lapses on the aforementioned closed treaty in Japan, partially offset by higher claims and policy benefits from new business. The decrease in 2017 was attributable to lower lapses from policies from a closed block of business in Japan. Management views recent experience as normal short-term volatility that is inherent in the business.
Other operating expenses increased by $2.2 million, or 14.5%, and decreased by $0.2 million, or 1.3%, in 2018 and 2017, respectively. The timing of premium flows and the level of costs associated with the entrance into and development of new markets in the Asia Pacific segment causes other operating expenses to fluctuate over periods of time.

Corporate and Other
Corporate and Other revenues primarily include investment income from unallocated invested assets, investment related gains and losses and service fees. Corporate and Other expenses consist of the offset to capital charges allocated to the operating segments within the policy acquisition costs and other insurance income line item, unallocated overhead and executive costs, interest expense related to debt, and the investment income and expense associated with the Company’s collateral finance and securitization transactions and service business expenses. Additionally, Corporate and Other includes results from certain wholly-owned subsidiaries, such as RGAx, and joint ventures that, among other activities, develop and market technology, and provide consulting and outsourcing solutions for the insurance and reinsurance industries. In the past two years, the Company has increased its investment and expenditures in this area in an effort to both support its clients and generate new future revenue streams.

For the year ended December 31,	2018	2017	2016
(dollars in thousands)
Revenues:
Net premiums	$91	$113	$342
Investment income, net of related expenses	165,051	148,999	117,057
Investment related gains (losses), net	(110,427)	(4,943)	51,256
Other revenues	29,161	10,986	12,301
Total revenues	83,876	155,155	180,956
Benefits and expenses:
Claims and other policy benefits	86	(10)	(9)
Interest credited	11,514	6,356	2,469
Policy acquisition costs and other insurance income	(124,138)	(108,641)	(100,266)
Other operating expenses	255,353	207,769	154,554
Interest expense	147,355	146,025	137,623
Collateral finance and securitization expense	29,699	28,636	25,827
Total benefits and expenses	319,869	280,135	220,198
Loss before income taxes	$(235,993)	$(124,980)	$(39,242)
Loss before income taxes increased by $111.0 million and $85.7 million in 2018 and 2017, respectively. The increase in loss before income taxes for 2018 was primarily due to investment related losses and higher other operating expenses partially offset by increased other revenue. The increase in loss before income taxes for 2017 was primarily due to decreased net investment related gains, decreased other revenues and higher other operating expenses partially offset by increased investment income.
Net investment income increased by $16.1 million, or 10.8%, and $31.9 million, or 27.3%, in 2018 and 2017, respectively. The increase in 2018 was related to an increase in unallocated invested assets and higher variable investment income. The increase in 2017 was related to an increase in unallocated invested assets and higher investment yields.
Net investment related losses increased by $105.5 million and $56.2 million in 2018 and 2017, respectively. The increase in net investment related losses in 2018 was due to net losses on the sale of fixed maturity securities of $55.2 million compared to gains in the prior year of $36.7 million and a decline in the fair value of equity securities of $23.6 million, which were offset by a $18.3 million decrease in other-than-temporary impairments on fixed maturity securities. Net investment related losses in 2017 reflect higher impairments on fixed maturity and other securities of $21.3 million and a reduction in net gains on the sale of fixed maturity securities of $29.7 million, compared to 2016.
Other revenues increased by $18.2 million, or 165.4%, and decreased by $1.3 million, or 10.7%, in 2018 and 2017, respectively. The increase in 2018 was mainly due to the Company’s January 2018 acquisition of LOGiQ3 Inc., a group of companies providing technology, consulting and outsourcing solutions primarily to the North American life insurance and reinsurance industry, which contributed $20.5 million to other revenues in 2018.
Policy acquisition costs and other insurance income decreased by $15.5 million, or 14.3%, and $8.4 million, or 8.4%, in 2018 and 2017, respectively. Fluctuations period over period were attributable to the offset to capital charges allocated to the operating segments.
Other operating expenses increased by $47.6 million, or 22.9%, and $53.2 million, or 34.4%, in 2018 and 2017, respectively. The increase in other operating expenses during 2018 was due to increased compliance costs, strategic initiatives, acquisitions and increased incentive-based compensation. In addition, the aforementioned acquisition of LOGiQ3 Inc. contributed $29.3 million of other operating expenses in 2018. The $53.2 million increase in other operating expenses in 2017 was primarily related to a $22.5 million capital project write-off, in addition to a $13.7 million increase in compensation expense, mainly due to increased incentive-based compensation and pension benefits, and a $10.0 million increase in consulting expenses due to various corporate initiatives.
Interest expense increased by $1.3 million, or 0.9%, and $8.4 million, or 6.1%, in 2018 and 2017, respectively. The increase in interest expense was primarily due to variability in tax-related interest expense. The $8.4 million increase in interest expense during 2017 was primarily due to the issuance of $800.0 million in long-term debt in June 2016, which was partially offset by the repayment of $300.0 million of long-term debt in 2017.

Liquidity and Capital Resources
Overview
The Company believes that cash flows from the source of funds available to it will provide sufficient cash flows for the next twelve months to satisfy the current liquidity requirements of the Company under various scenarios that include the potential risk of early recapture of reinsurance treaties, market events and higher than expected claims. The Company performs periodic liquidity stress testing to ensure its asset portfolio includes sufficient high quality liquid assets that could be utilized to bolster its liquidity position under stress scenarios. These assets could be utilized as collateral for secured borrowing transactions with various third parties or by selling the securities in the open market if needed. The Company’s liquidity requirements have been and will continue to be funded through net cash flows from operations. However, in the event of significant unanticipated cash requirements beyond normal liquidity needs, the Company has multiple liquidity alternatives available based on market conditions and the amount and timing of the liquidity need. These alternatives include borrowings under committed credit facilities, secured borrowings, the ability to issue long-term debt, preferred securities or common equity and, if necessary, the sale of invested assets subject to market conditions.
Current Market Environment
The current interest rate environment in select markets, primarily the U.S. and Canada, continues to put downward pressure on the Company’s investment yield. The Company’s average investment yield, excluding spread related business, for 2018 was at 4.45%, 10 basis points below the comparable 2017 rate. The Company’s insurance liabilities, in particular its annuity products, are sensitive to changing market factors. Due to increases in risk free interest rates, gross unrealized gains on fixed maturity securities available-for-sale decreased from $2,982.8 million at December 31, 2017 to $1,858.7 million at December 31, 2018. Gross unrealized losses increased from $113.3 million at December 31, 2017 to $748.5 million at December 31, 2018.
The Company continues to be in a position to hold any investment security showing an unrealized loss until recovery, provided it remains comfortable with the credit of the issuer. As indicated above, gross unrealized gains on investment securities of $1,858.7 million remain well in excess of gross unrealized losses of $748.5 million as of December 31, 2018. Historically low interest rates continued to put pressure on the Company’s investment yield. The Company does not rely on short-term funding or commercial paper and to date it has experienced no liquidity pressure, nor does it anticipate such pressure in the foreseeable future.
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
RGA, through wholly-owned subsidiaries, has committed to provide statutory reserve support to third parties, in exchange for a fee, by funding loans if certain defined events occur. Such statutory reserves are required under the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX for term life insurance policies and Regulation A-XXX for universal life secondary guarantees). The third-parties have recourse to RGA should the subsidiary fail to provide the required funding, however, as of December 31, 2018, the Company does not believe that it will be required to provide any funding under these commitments as the occurrence of the defined events is considered remote. See Note 12 - “Commitments, Contingencies and Guarantees” in the Notes to Consolidated Financial Statements for a table that presents these commitments by period and maximum obligation.
RGA established an intercompany revolving credit facility where certain subsidiaries can lend to or borrow from each other and from RGA in order to manage capital and liquidity more efficiently. The intercompany revolving credit facility, which is a series of demand loans among RGA and its affiliates, is permitted under applicable insurance laws. This facility reduces overall borrowing costs by allowing RGA and its operating companies to access internal cash resources instead of incurring third-party transaction costs. The statutory borrowing and lending limit for RGA’s Missouri-domiciled insurance subsidiaries is currently 3% of the insurance company’s admitted assets as of its most recent year-end. There were $20.9 million and no borrowings outstanding under the intercompany revolving credit facility as of December 31, 2018 and 2017, respectively. In addition to loans associated with the intercompany revolving credit facility, RGA and its subsidiary, RGA Capital LLC, provided loans to RGA Australian Holdings Pty Limited with a total outstanding balance of $42.3 million and $46.9 million as of December 31, 2018 and 2017, respectively.
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
Undistributed earnings of the Company’s foreign subsidiaries are targeted for reinvestment outside of the U.S. As of December 31, 2018, the amount of cash and cash equivalents and short-term investments held by the Company’s subsidiaries that are taxed in a foreign jurisdiction was $913.8 million. The GILTI provision generally eliminates U.S. federal income tax deferral on earnings of foreign subsidiaries, therefore the Company does not expect to incur any material incremental U.S. federal income tax on repatriation of these earnings. Incremental foreign withholding taxes are not expected to be material.
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

	2018	2017	2016
Dividends to shareholders	$140,110	$117,291	$100,371
Repurchases of treasury stock (1)	283,524	26,897	116,522
Total amount paid to shareholders	$423,634	$144,188	$216,893

Number of shares repurchased (1)	1,932,055	208,680	1,356,892
Average price per share	$146.75	$128.89	$85.87
(1) Excludes shares utilized to execute and settle certain stock incentive awards.
On January 24, 2019, RGA’s board of directors authorized a share repurchase program for up to $400.0 million of RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date. In connection with this new authorization, the board of directors terminated the stock repurchase authority granted in 2017.
RGA declared dividends totaling $2.20 per share in 2018. All future payments of dividends are at the discretion of RGA’s board of directors and will depend on the Company’s earnings, capital requirements, insurance regulatory conditions, operating conditions, and other such factors as the board of directors may deem relevant. The amount of dividends that RGA can pay will depend in part on the operations of its reinsurance subsidiaries.
See Note 13 - “Debt” and Note 17 - “Equity” in the Notes to Consolidated Financial Statements for additional information regarding the Company’s securities transactions.
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
Dividend payments from non-U.S. operations are subject to similar restrictions established by local regulators. The non-U.S. regulatory regimes also commonly limit the dividend payments to the parent to a portion of the prior year’s statutory income, as determined by the local accounting principles. The regulators of the Company’s non-U.S. operations may also limit or prohibit profit repatriations or other transfers of funds to the U.S. if such transfers are deemed to be detrimental to the solvency or financial strength of the non-U.S. operations, or for other reasons. Most of the non-U.S. operating subsidiaries are second tier subsidiaries that are owned by various non-U.S. holding companies. The capital and rating considerations applicable to the first tier subsidiaries may also impact the dividend flow to RGA.
Debt
Certain of the Company’s debt agreements contain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of consolidated net worth, maximum ratios of debt to capitalization and change of control provisions. The Company is required to maintain a minimum consolidated net worth, as defined in the debt agreements, of $5.3 billion, calculated as of the last day of each fiscal quarter. Also, consolidated indebtedness, calculated as of the last day of each fiscal quarter, cannot exceed 35% of the sum of the Company’s consolidated indebtedness plus adjusted consolidated stockholders’ equity. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the various agreements. Additionally, the Company’s debt agreements contain cross-default covenants, which would make outstanding borrowings immediately payable in the event of a material uncured covenant default under any of the agreements, including, but not limited to, non-payment of indebtedness when due for an amount in excess of the amounts set forth in those agreements, bankruptcy proceedings, or any other event that results in the acceleration of the maturity of indebtedness.
As of December 31, 2018 and 2017, the Company had $2.8 billion in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. As of December 31, 2018 and 2017, the average interest rate on long-term debt outstanding was 5.24%. The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, available liquidity at the holding company, and the Company’s ability to raise additional funds.
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
The Company may borrow up to $850.0 million in cash and obtain letters of credit in multiple currencies on its revolving credit facility that matures in August 2023. As of December 31, 2018, the Company had no cash borrowings outstanding and $18.2 million in issued, but undrawn, letters of credit under this facility.
Based on the historic cash flows and the current financial results of the Company, management believes RGA’s cash flows will be sufficient to enable RGA to meet its obligations for at least the next 12 months.
Letters of Credit
The Company has obtained bank letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions similar to those described in the “Debt” discussion above. At December 31, 2018, there were approximately $105.6 million of outstanding bank letters of credit in favor of third parties. Additionally, in accordance with applicable regulations, the Company utilizes letters of credit to secure statutory reserve credits when it retrocedes business to its affiliated subsidiaries. The Company cedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions, such as the U.S. and the UK. The Company believes the capital required to support the business in the affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of December 31, 2018, $1.4 billion in letters of credit from various banks were outstanding, but undrawn, backing reinsurance between the various subsidiaries of the Company. See Note 13—“Debt” in the Notes to Consolidated Financial Statements for information regarding the Company’s letter of credit facilities.

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
The Company has issued both collateral finance and securitization notes. The consolidated balance sheets include outstanding notes of $682.0 million and $783.9 million as of December 31, 2018 and 2017, respectively. See Note 14 - “Collateral Finance and Securitization Notes” in the Notes to Consolidated Financial Statements for additional information regarding the Company’s collateral finance and securitization notes.
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
Affiliated captives are commonly used in the insurance industry to help manage statutory reserve and collateral requirements. The NAIC has analyzed the insurance industry’s use of affiliated captive reinsurers to satisfy certain reserve requirements and has adopted measures to promote uniformity in both the approval and supervision of such reinsurers. New standards to address the use of captive reinsurers were implemented, allowing current captives to continue in accordance with their currently approved plans. State insurance regulators that regulate the Company’s domestic insurance companies have placed additional restrictions on the use of newly established captive reinsurers, which may increase costs and add complexity. As a result, the Company may need to alter the type and volume of business it reinsures, increase prices on those products, raise additional capital to support higher regulatory reserves or implement higher cost strategies, all of which could adversely affect the Company’s competitive position and its results of operations. It is also possible that the NAIC could place limits on the recognition of capital held in related party captives when adopting its group capital calculation. Doing so would adversely impact the amount of capital that the group would otherwise be able to recognize and report as capital resident in the group.
In the U.S., the introduction of the certified reinsurer has provided an alternative way to manage collateral requirements. In 2014, RGA Americas was designated as a certified reinsurer by the MDOI. This designation allows the Company to retrocede business to RGA Americas in lieu of using captives for collateral requirements. Effective in 2017, principles-based reserves are permitted in the U.S. During 2016, the NAIC amended the standard valuation law to adopt life principles-based reserving that was effective January 1, 2017, allowing a three-year adoption period. The Company has chosen not to establish new captives while it evaluates the impact of principles-based reserving upon its overall risk management and financing programs, but continues to evaluate the effectiveness of the certified reinsurer option for financing its reserve growth compared to the option of establishing captives under the U.S. post-2014 regulations.
Assets in Trust
Some treaties give ceding companies the right to request that the Company place assets in trust for the benefit of the cedant to support statutory reserve credits in the event of a downgrade of the Company’s ratings to specified levels, generally non-investment grade levels, or if minimum levels of financial condition are not maintained. As of December 31, 2018, these treaties had approximately $3.4 billion in statutory reserves. Assets placed in trust continue to be owned by the Company, but their use is restricted based on the terms of the trust agreement. Securities with an amortized cost of $2.3 billion were held in trust for the benefit of certain RGA subsidiaries to satisfy collateral requirements for reinsurance business at December 31, 2018. Additionally, securities with an amortized cost of $20.1 billion as of December 31, 2018, were held in trust to satisfy collateral requirements under certain third-party reinsurance treaties. Under certain conditions, the Company may be obligated to move reinsurance from one subsidiary of RGA to another subsidiary or make payments under a given treaty. These conditions include change in control or ratings of the subsidiary, insolvency, nonperformance under a treaty, or loss of reinsurance license of such subsidiary. If the Company was ever required to perform under these obligations, the risk to the Company on a consolidated basis under the reinsurance treaties would not change; however, additional capital may be required due to the change in jurisdiction of the subsidiary reinsuring the business, which could lead to a strain on liquidity.
Proceeds from the notes issued by Timberlake Financial and RGA’s direct investment in Timberlake Financial were deposited into a series of trust accounts as collateral and are not available to satisfy the general obligations of the Company. As of December 31, 2018 the Company held deposits in trust and in custody of $767.9 million for this purpose, which is not included in the figures above. A reserve account has been established to cover interest payments on notes issued by Chesterfield Financial that are not available to satisfy the general obligations of the Company. As of December 31, 2018 the Company held deposits in trust of $13.5 million for this purpose, which is not included in the figures above. See “Collateral Finance and Securitization Notes and Statutory Reserve Funding” above for additional information on the Timberlake Financial and Chesterfield Financial notes.
Reinsurance Operations
Reinsurance agreements, whether facultative or automatic, generally provide recapture provisions. Most U.S.-based reinsurance treaties include a recapture right for ceding companies, generally after 10 years. Outside of the U.S., treaties primarily include a mutually agreed-upon recapture provision. Recapture rights permit the ceding company to reassume all or a portion of the risk formerly ceded to the reinsurer. In some situations, the Company has the right to place assets in trust for the benefit of the ceding party in lieu of recapture. Additionally, certain treaties may grant recapture rights to ceding companies in the event of a significant decrease in RGA Reinsurance’s NAIC risk based capital ratio or financial strength rating. The RBC ratio trigger varies by treaty, with the majority between 125% and 225% of the NAIC’s company action level. Financial strength rating triggers vary by treaty with the majority of the triggers reached if RGA Reinsurance’s financial strength rating falls five notches from its current rating of “AA-” to the “BBB” level on the S&P scale. Recapture of business previously ceded does not affect premiums ceded prior to the recapture of such business, but would reduce premiums in subsequent periods. Upon recapture, the Company would reflect a net gain or loss on the settlement of the assets and liabilities associated with the treaty. In some cases, the ceding company is required to pay the Company a recapture fee. The Company estimates approximately $544.9 billion of its gross assumed in force business, as of December 31, 2018, was subject to treaties where the ceding company could recapture in the event minimum levels of financial condition or ratings were not maintained.
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
Additional sources of liquidity to meet unexpected cash outflows in excess of operating cash inflows and current cash and equivalents on hand include selling short-term investments or fixed maturity securities and drawing funds under a revolving credit facility, under which the Company had availability of $831.8 million as of December 31, 2018. The Company also has $684.0 million of funds available through collateralized borrowings from the Federal Home Loan Bank of Des Moines (“FHLB”) as of December 31, 2018. As of December 31, 2018, the Company could have borrowed these additional amounts without violating any of its existing debt covenants.
The Company’s principal cash outflows relate to the payment of claims liabilities, interest credited, operating expenses, income taxes, dividends to shareholders, purchases of treasury stock, and principal and interest under debt and other financing obligations. The Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage and coinsurance contracts (See Note 2, “Significant Accounting Policies and Pronouncements” of the Notes to Consolidated Financial Statements). The Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance. The Company has never experienced a material default in connection with retrocession arrangements, nor has it experienced any difficulty in collecting claims recoverable from retrocessionaires; however, no assurance can be given as to the future performance of such retrocessionaires nor to the recoverability of future claims. The Company’s management believes its current sources of liquidity are adequate to meet its cash requirements for the next 12 months.
Summary of Primary Sources and Uses of Liquidity and Capital
The Company’s primary sources and uses of liquidity and capital are summarized as follows (dollars in thousands):

	For the years ended December 31,
	2018	2017	2016
Sources:
Net cash provided by operating activities	$1,581,121	$1,982,308	$1,421,076
Proceeds from long-term debt issuance	—	—	799,984
Excess tax benefits from share-based payment arrangement	—	—	162
Exercise of stock options, net	3,459	7,292	15,321
Change in cash collateral for derivatives and other arrangements	43,607	—	26,413
Cash provided by changes in universal life and other
investment type policies and contracts	169,794	265,318	512,612
Effect of exchange rate changes on cash	—	52,693	—
Total sources	1,797,981	2,307,611	2,775,568

Uses:
Net cash used in investing activities	636,552	1,607,573	2,781,084
Dividends to stockholders	140,110	117,291	100,371
Repayment of collateral finance and securitization notes	96,354	68,429	64,571
Debt issuance costs	—	—	8,766
Principal payments of long-term debt	2,690	302,582	2,479
Purchases of treasury stock	299,679	43,508	122,916
Change in cash collateral for derivatives and other arrangements	—	65,422	—
Effect of exchange rate changes on cash	36,387	—	19,938
Total uses	1,211,772	2,204,805	3,100,125
Net change in cash and cash equivalents	$586,209	$102,806	$(324,557)
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
Contractual Obligations
The following table displays the Company’s contractual obligations, including obligations arising from its reinsurance business (in millions):

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Future policy benefits(1)	$7,550.0	$(472.1)	$(1,014.5)	$(860.1)	$9,896.7
Interest-sensitive contract liabilities(2)	31,175.4	2,483.5	4,928.7	4,815.1	18,948.1
Long-term debt, including interest	5,624.7	556.2	660.7	620.7	3,787.1
Collateral finance and securitization notes, including interest(3)	755.6	130.6	352.5	175.5	97.0
Other policy claims and benefits	5,642.8	5,642.8	—	—	—
Operating leases	65.5	13.6	21.0	16.8	14.1
Limited partnership interests and joint ventures	523.9	523.9	—	—	—
Payables for collateral received under derivative transactions	235.6	235.6	—	—	—
Other investment related commitments	453.7	453.7	—	—	—
Total	$52,027.2	$9,567.8	$4,948.4	$4,768.0	$32,743.0

(1)
Future policyholder benefits include liabilities related primarily to the Company’s reinsurance of life and health insurance products. Amounts presented in the table above represent the estimated obligations as they become due to ceding companies for benefits under such contracts, and also include future premiums, allowances and other amounts due to or from the ceding companies as the result of the Company’s assumptions of mortality, morbidity, policy lapse and surrender risk as appropriate to the respective product. Total payments may vary materially from prior years due to the assumption of new treaties or as a result of changes in projections of future experience. All estimated cash payments presented in the table above are undiscounted as to interest, net of estimated future premiums on policies currently in force and gross of any reinsurance recoverable. The sum of the undiscounted estimated cash flows shown for all years in the table is an obligation of $7,550.0 million compared to the discounted liability amount of $25,285.4 million included on the consolidated balance sheets, substantially all due to the effects of discounting the estimated cash flows in the balance sheet liability. The time value of money is not factored into the calculations in the table above. In addition, differences will arise due to changes in the projection of future benefit payments compared with those developed when the reserve was established. Expected premiums can exceed expected policy benefit payments and allowances due to the nature of the reinsurance treaties, which generally have increasing premium rates that exceed the increasing benefit payments.

(2)
Interest-sensitive contract liabilities include amounts related to the Company’s reinsurance of asset-intensive products, primarily deferred annuities and corporate-owned life insurance. Amounts presented in the table above represent the estimated obligations as they become due both to and from ceding companies relating to activity of the underlying policyholders. Amounts presented in the table above represent the estimated obligations under such contracts undiscounted as to interest, including assumptions related to surrenders, withdrawals, premium persistency, partial withdrawals, surrender charges, annuitizations, mortality, future interest credited rates and policy loan utilization. The sum of the obligations shown for all years in the table of $31,175.4 million exceeds the liability amount of $18,004.5 million included on the consolidated balance sheets principally due to the lack of discounting and accounting for separate account contracts.

(3)
Includes the Manor Re collateral financing arrangement that does not appear on the consolidated balance sheets due to a master netting agreement where the Company holds a term deposit note of equal value from the counterparty.

Excluded from the table above are net deferred income tax liabilities, unrecognized tax benefits, and accrued interest related to unrecognized tax benefits of $2,079.9 million, for which the Company cannot reliably determine the timing of payment. Current income tax payable is also excluded from the table.
The net funded status of the Company’s qualified and nonqualified pension and other postretirement liabilities included within other liabilities has been excluded from the amounts presented in the table above. As of December 31, 2018, the Company had a net unfunded balance of $143.4 million related to qualified and nonqualified pension and other postretirement liabilities. See Note 10 – “Employee Benefit Plans” in the Notes to Consolidated Financial Statements for information related to the Company’s obligations and funding requirements for pension and other post-employment benefits.

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
The Company’s liquidity position (cash and cash equivalents and short-term investments) was $2,032.3 million and $1,396.8 million at December 31, 2018 and 2017, respectively. Liquidity needs are determined from valuation analyses conducted by operational units and are driven by product portfolios. Periodic evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.
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
The Company is a member of the FHLB and holds $83.2 million of FHLB common stock, which is included in other invested assets on the Company’s consolidated balance sheets. The Company has entered into funding agreements with the FHLB under guaranteed investment contracts whereby the Company has issued the funding agreements in exchange for cash and for which the FHLB has been granted a blanket lien on the Company’s commercial and residential mortgage-backed securities and commercial mortgage loans used to collateralize the Company’s obligations under the funding agreements. The Company maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreements represented by this blanket lien provide that upon any event of default by the Company, the FHLB’s recovery is limited to the amount of the Company’s liability under the outstanding funding agreements. The amount of the Company’s liability for the funding agreements with the FHLB under guaranteed investment contracts was $1.7 billion and $1.4 billion at December 31, 2018 and 2017, respectively, which is included in interest sensitive contract liabilities on the Company’s consolidated balance sheets. The advances on these agreements are collateralized primarily by commercial and residential mortgage-backed securities, commercial mortgage loans, and U.S. Treasury and government agency securities. The amount of collateral exceeds the liability and is dependent on the type of assets collateralizing the guaranteed investment contracts.

Investments
Management of Investments
The Company’s investment and derivative strategies involve matching the characteristics of its reinsurance products and other obligations and to seek to closely approximate the interest rate sensitivity of the assets with estimated interest rate sensitivity of the reinsurance liabilities. The Company achieves its income objectives through strategic and tactical asset allocations, security and derivative strategies within an asset/liability management and disciplined risk management framework. Derivative strategies are employed within the Company’s risk management framework to help manage duration, currency, and other risks in assets and/or liabilities and to replicate the credit characteristics of certain assets. For a discussion of the Company’s risk management process, see “Market and Credit Risk” in the “Enterprise Risk Management” section below.
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

Portfolio Composition
The Company had total cash and invested assets of $56.1 billion and $53.0 billion as of December 31, 2018 and 2017, respectively, as illustrated below (dollars in thousands):

	2018	% of Total	2017	% of Total
Fixed maturity securities, available-for-sale	$39,992,346	71.3%	$38,150,820	71.9%
Equity securities	82,197	0.1	100,152	0.2
Mortgage loans on real estate	4,966,298	8.8	4,400,533	8.3
Policy loans	1,344,980	2.4	1,357,624	2.6
Funds withheld at interest	5,761,471	10.3	6,083,388	11.5
Short-term investments	142,598	0.3	93,304	0.2
Other invested assets	1,915,297	3.4	1,505,332	2.8
Cash and cash equivalents	1,889,733	3.4	1,303,524	2.5
Total cash and invested assets	$56,094,920	100.0%	$52,994,677	100.0%
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

				Increase /(Decrease)
	2018	2017	2016	2018	2017
Average invested assets at amortized cost	$26,640,947	$25,225,400	$23,188,717	5.6%	8.8%
Net investment income	1,185,067	1,147,713	1,060,641	3.3%	8.2%
Investment yield (ratio of net investment income to average invested assets)	4.45%	4.55%	4.57%	(10) bps	(2) bps
Investment yield was progressively lower each year primarily due to the effect of a lower interest rate environment notably in the U.S. and Canada.
Fixed Maturity and Equity Securities Available-for-Sale
See “Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for tables that provide the amortized cost, unrealized gains and losses, estimated fair value of these securities, and the other-than-temporary impairments in AOCI by sector as of December 31, 2018 and 2017.
The Company holds various types of fixed maturity securities available-for-sale and classifies them as corporate securities (“Corporate”), Canadian and Canadian provincial government securities (“Canadian government”), residential mortgage-backed securities (“RMBS”), asset-backed securities (“ABS”), commercial mortgage-backed securities (“CMBS”), U.S. government and agencies (“U.S. government”), state and political subdivisions, and other foreign government, supranational and foreign government-sponsored enterprises (“Other foreign government”). As of both December 31, 2018 and 2017, approximately 95.6% of the Company’s consolidated investment portfolio of fixed maturity securities were investment grade.
Important factors in the selection of investments include diversification, quality, yield, call protection and total rate of return potential. The relative importance of these factors is determined by market conditions and the underlying reinsurance liability and existing portfolio characteristics. The largest asset class in which fixed maturity securities were invested was corporate securities, which represented approximately 59.9% of total fixed maturity securities as of December 31, 2018, compared to 60.9% as of December 31, 2017. See “Corporate Fixed Maturity Securities” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for tables showing the major industry types, which comprise the corporate fixed maturity holdings as of December 31, 2018 and 2017.
As of December 31, 2018, the Company’s investments in Canadian and Canadian provincial government securities represented 9.7% of the fair value of total fixed maturity securities compared to 11.1% of the fair value of total fixed maturity securities as of December 31, 2017. These assets are primarily high quality, long duration provincial strips, the valuation of which is closely linked to the interest rate curve. These assets are longer in duration and held primarily for asset/liability management to meet Canadian regulatory requirements. See “Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for tables showing the various sectors as of December 31, 2018 and 2017.
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
The quality of the Company’s available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity security portfolio, as of December 31, 2018 and 2017 was as follows (dollars in thousands):

		2018			2017
NAIC Designation	Rating Agency Designation	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
1	AAA/AA/A	$24,904,526	$26,180,440	65.5%	$23,534,574	$25,762,103	67.5%
2	BBB	12,141,601	12,023,426	30.1	10,115,008	10,709,170	28.1
3	BB	1,409,235	1,371,328	3.4	1,139,200	1,173,639	3.1
4	B	395,694	385,670	1.0	408,990	420,284	1.1
5	CCC	13,183	12,860	—	78,143	79,747	0.2
6	In or near default	17,929	18,622	—	5,497	5,877	—
	Total	$38,882,168	$39,992,346	100.0%	$35,281,412	$38,150,820	100.0%
The Company’s fixed maturity portfolio includes structured securities. The following table shows the types of structured securities the Company held as of December 31, 2018 and 2017 (dollars in thousands):

	2018		2017
		Estimated Fair Value		Estimated Fair Value
	Amortized Cost		Amortized Cost
RMBS:
Agency	$811,044	$814,568	$878,559	$896,977
Non-agency	1,061,192	1,054,653	816,567	822,903
Total RMBS	1,872,236	1,869,221	1,695,126	1,719,880
CMBS	1,428,115	1,419,034	1,285,594	1,303,387
ABS	2,171,254	2,149,204	1,634,758	1,648,362
Total	$5,471,605	$5,437,459	$4,615,478	$4,671,629
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
The Company’s ABS include credit card receivables, railcar leasing, student loans, single-family rentals, home equity loans and collateralized debt obligations (primarily collateralized loan obligations). The Company owns floating rate securities that represent approximately 16.0% and 13.8% of the total fixed maturity securities as of December 31, 2018 and 2017, respectively. These investments have a higher degree of income variability than the other fixed income holdings in the portfolio due to the floating rate nature of the interest payments. The Company holds these investments to match specific floating rate liabilities primarily reflected in the consolidated balance sheets as collateral finance notes, as well as to enhance asset management strategies.  In addition to the risks associated with floating rate securities, principal risks in holding asset-backed securities are structural, credit and capital market risks. Structural risks include the securities’ cash flow priority in the capital structure and the inherent prepayment sensitivity of the underlying collateral. Credit risks include the adequacy and ability to realize proceeds from the collateral. Credit risks are mitigated by credit enhancements that include excess spread, over-collateralization and subordination. Capital market risks include general level of interest rates and the liquidity for these securities in the marketplace.
The Company monitors its fixed maturity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, the length of time and the extent to which the market value has been below amortized cost, compliance with covenants, general market and industry sector conditions, current intent and ability to hold securities, and various other subjective factors. Based on management’s judgment, securities determined to have an other-than-

temporary impairment in value are written down to fair value. See “Investments – Other-than-Temporary Impairment” in Note 2 – “Significant Accounting Policies and Pronouncements” in the Notes to Consolidated Financial Statements for additional information. The table below summarizes other-than-temporary impairments and changes in the mortgage loan provision for 2018, 2017 and 2016 (dollars in thousands):

	2018	2017	2016
Impairment losses on available-for-sale securities:
Fixed maturity securities	$28,494	$42,639	$38,731
Equity securities	—	1,202	—
Other impairment losses	10,001	7,806	10,134
Change in mortgage loan provision	1,918	1,691	872
Total	$40,413	$53,338	$49,737
The fixed maturity impairments in 2018, 2017 and 2016 were largely related to high-yield and emerging market corporate securities. The equity impairments in 2017 were related to an equity position received as part of a debt restructuring. In addition, other impairment losses in 2018, 2017 and 2016 were primarily due to impairments on real estate joint ventures and limited partnerships.
As of December 31, 2018 and 2017, the Company had $748.5 million and $113.3 million, respectively, of gross unrealized losses related to its fixed maturity securities. The distribution of the gross unrealized losses related to these securities is shown below:

	2018	2017
Sector:
Corporate	74.2%	48.8%
Canadian government	0.3	1.5
RMBS	3.4	10.5
ABS	4.4	4.6
CMBS	2.4	4.3
U.S. government	7.7	19.4
State and political subdivisions	1.2	3.8
Other foreign government	6.4	7.1
Total	100.0%	100.0%
Industry:
Finance	27.5%	15.8%
Asset-backed	4.4	4.6
Industrial	38.2	30.0
Mortgage-backed	5.8	14.8
Government	15.6	31.8
Utility	8.5	3.0
Total	100.0%	100.0%
See “Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for a table that presents the total gross unrealized losses for these securities as of December 31, 2018 and 2017, respectively, where the estimated fair value had declined and remained below amortized cost by 20% or more or less than 20%.
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
See “Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for tables that present the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for these securities that have estimated fair values below amortized cost, by class and grade security, as well as the length of time the related market value has remained below amortized cost as of December 31, 2018 and 2017.
As of December 31, 2018 and 2017, respectively, the Company classified approximately 5.0% and 5.9% of its fixed maturity securities in the Level 3 category (refer to Note 6 – “Fair Value of Assets and Liabilities” in the Notes to Consolidated

Financial Statements for additional information). These securities primarily consist of private placement corporate securities, bank loans and Canadian provincial strips with inactive trading markets.
See “Securities Borrowing, Lending and Other” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for information related to the Company’s securities borrowing, lending, repurchase and repurchase/reverse repurchase programs.
Mortgage Loans on Real Estate
Mortgage loans represented approximately 8.8% and 8.3% of the Company’s cash and invested assets as of December 31, 2018 and 2017, respectively. The Company’s mortgage loan portfolio consists of U.S., Canada and United Kingdom based investments primarily in commercial offices, light industrial properties and retail locations. The mortgage loan portfolio is diversified by geographic region and property type. Most of the mortgage loans in the Company’s portfolio range in size up to $30.0 million, with the average mortgage loan investment as of December 31, 2018 totaling approximately $9.6 million. The mortgage loan portfolio was diversified by geographic region and property type as discussed further under “Mortgage Loans on Real Estate” in Note 4 - “Investments” in the Notes to Consolidated Financial Statements.
As of December 31, 2018 and 2017, the Company’s mortgage loans, gross of unamortized deferred loan origination fees and expenses and valuation allowances, were distributed geographically as follows (dollars in thousands):

	2018		2017
	Recorded Investment	% of Total	Recorded Investment	% of Total
U.S. Region:
Pacific	$1,396,346	28.0%	$1,258,753	28.6%
South Atlantic	964,174	19.3	896,117	20.3
Mountain	693,281	13.9	694,324	15.7
East North Central	605,608	12.2	527,316	11.9
West North Central	288,949	5.8	309,326	7.0
West South Central	567,541	11.4	387,151	8.8
Middle Atlantic	202,235	4.1	137,600	3.1
East South Central	117,588	2.4	96,887	2.2
New England	5,609	0.1	5,700	0.1
Subtotal - U.S.	4,841,331	97.2	4,313,174	97.7
Canada	135,394	2.7	99,997	2.3
UK	6,629	0.1	—	—
Total	$4,983,354	100.0%	$4,413,171	100.0%
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
Policy Loans
Policy loans comprised approximately 2.4% and 2.6% of the Company’s cash and invested assets as of December 31, 2018 and 2017, respectively, the majority of which are associated with one client. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. The Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.
Funds Withheld at Interest
Funds withheld at interest comprised approximately 10.3% and 11.5% of the Company’s cash and invested assets as of December 31, 2018 and 2017, respectively. For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company, and are reflected as funds withheld at interest on the Company’s consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances against amounts owed by the ceding company. Interest accrues to the total funds withheld at interest assets at rates defined by the treaty terms. The Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had an average financial strength rating of “A” as of December 31, 2018 and 2017. Certain ceding companies maintain segregated portfolios for the benefit of the Company.
The majority of the Company’s funds withheld at interest balances are associated with its reinsurance of annuity contracts. The funds withheld receivable balance for segregated portfolios is subject to the general accounting principles for Derivatives and Hedging related to embedded derivatives.
Under these principles, the Company’s funds withheld receivable under certain reinsurance arrangements incorporate credit risk exposures that are unrelated or only partially related to the creditworthiness of the obligor and include an embedded derivative feature that is not clearly and closely related to the host contract. Therefore, the embedded derivative feature must be measured at fair value on the consolidated balance sheets and changes in fair value reported in income. See “Embedded Derivatives” in Note 2 - “Significant Accounting Policies and Pronouncements” in the Notes to Consolidated Financial Statements for further discussion.
Based on data provided by ceding companies as of December 31, 2018 and 2017, funds withheld at interest totaled (dollars in thousands):

	2018		2017
Underlying Security Type:	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
Segregated portfolios	$3,681,874	$3,829,337	$3,958,583	$4,279,114
Non-segregated portfolios	1,973,181	1,973,181	1,996,509	1,996,509
Embedded derivatives (1)	106,416	—	128,296	—
Total funds withheld at interest	$5,761,471	$5,802,518	$6,083,388	$6,275,623

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

Based on data provided by the ceding company as of December 31, 2018 and 2017, segregated portfolios contained primarily corporate, municipal, government and asset-backed securities as well as derivative securities and reverse repurchase obligations. These assets pose risks similar to the fixed maturity securities the Company directly owns. Derivatives consist primarily of S&P 500 options that are used to hedge liabilities and interest credited for EIAs reinsured by the Company. The securities held within the segregated portfolios are primarily investment-grade, with an average rating of “A.” The average maturity for investments held within the segregated portfolios of funds withheld at interest is ten years or more. Interest accrues to the total funds withheld at interest assets at rates defined by the treaty terms and the Company estimated the yields were approximately 5.43%, 7.78% and 5.89% for the years ended December 31, 2018, 2017 and 2016, respectively. Changes in these estimated yields are affected by changes in the fair value of equity options held in the funds withheld portfolio associated with EIAs. Additionally, under certain treaties the Company is subject to the investment performance on the withheld assets, although it does not directly control them. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance.
Other Invested Assets
Other invested assets include limited partnership interests, joint ventures (other than operating joint ventures), equity release mortgages, derivative contracts, fair value option (“FVO”) contractholder-directed unit-linked investments and FHLB common stock.  Other invested assets represented approximately 3.4% and 2.8% of the Company’s cash and invested assets as of December 31, 2018 and 2017, respectively. See “Other Invested Assets” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for a table that presents the carrying value of the Company’s other invested assets by type as of December 31, 2018 and 2017.
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
See Note 5 – “Derivative Instruments” in the Notes to Consolidated Financial Statements for a table that presents the notional amounts and fair value of investment related derivative instruments held as of December 31, 2018 and 2017.

The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value at the reporting date plus or minus any collateral posted or held by the Company. The Company had no credit exposure related to its derivative contracts, excluding futures and mortality swaps, as of December 31, 2018 and 2017, as the net amount of collateral pledged to the Company from counterparties exceeded the fair value of the derivative contracts.
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
The Company holds beneficial interests in equity release mortgages in the UK. Equity release mortgages represent loans provided to individuals 55 years of age and older secured by the borrower’s residence. Equity release mortgages are comparable to a home equity loan by allowing the borrower to utilize the equity in their home as collateral. The amount of the loan is dependent on the appraised value of the home at the time of origination, the borrower's age and interest rate. Unlike a home equity loan, no payment of principal or interest is required until the death of the borrower or sale of the home. Equity release mortgages may also be either fully funded at origination, or the borrower can request periodic funding similar to a line of credit. Equity release mortgages are subject to risks, including market, credit, interest rate, liquidity, operational, reputational and legal risks.
Other invested assets includes $475.9 million and $219.9 million of equity release mortgages as of December 31, 2018 and 2017, respectively. Investment income includes $17.9 million, $8.3 million and $2.6 million in interest income earned on equity release mortgages for the years ended December 31, 2018, 2017 and 2016, respectively.
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
Enterprise Risk Management Structure and Governance
The Board of Directors (“the Board”) oversees enterprise risk through its standing committees. The Finance, Investments, and Risk Management (“FIRM”) Committee of the Board oversees the management of the Company’s ERM program and policies. The FIRM receives regular reports and assessments that describe the Company’s key risk exposures and include quantitative and qualitative assessments and information about breaches, exceptions, and waivers.
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

Proactive risk monitoring and reporting enable early detection and mitigation of emerging risks. The RMSC and its subcommittees monitor adherence to risk limits through the ERM function, which reports regularly to the RMSC and FIRM Committee. The frequency of monitoring is tailored to the volatility assessment and relative priority of each risk. Risk escalation channels coupled with open communication lines enhance the mitigations explained above. The Company has devoted significant resources to developing its ERM program and expects to continue to do so in the future. Nonetheless, the Company’s policies and procedures to identify, manage, and monitor risks may not be fully effective. Many of the Company’s methods for managing risk are based on historical information, which may not be a good predictor of future risk exposures, such as the risk of a pandemic causing a large number of deaths. Management of operational, legal, and regulatory risk relies on policies and procedures that may not be fully effective under all scenarios.
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
Insurance Risk Assessment and Pricing
The Company has developed extensive expertise in assessing insurance risks that ultimately forms an integral part of ensuring that it is compensated commensurately for the risks it assumes and that it does not overpay for the risks it transfers to third parties. This expertise includes a vast array of market and product knowledge supported by a large information database of historical experience that is closely monitored. Analysis and experience studies derived from this database help form the basis for the Company’s pricing assumptions that are used in developing rates for new risks. If actual mortality or morbidity experience is materially adverse, some reinsurance treaties allow for increases to future premium rates.

Mis-estimation of any key risk can threaten the long term viability of the enterprise. Further, the pricing process is a key operational risk and significant effort is applied to ensuring the appropriateness of pricing assumptions. Some of the safeguards the Company uses to ensure proper pricing are: experience studies, strict underwriting, sensitivity and scenario testing, pricing guidelines and controls, authority limits and internal and external pricing reviews. In addition, the ERM function provides pricing oversight that includes periodic pricing audits.
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
Catastrophic Excess Loss Retrocession
The Company seeks to limit its exposure to loss on its assumed catastrophic excess of loss reinsurance agreements by ceding a portion of its exposure to multiple retrocessionaires through retrocession line slips or directly to retrocession markets. The Company’s policy is to retain a maximum of $20.0 million of catastrophic loss exposure per agreement and to retrocede up to $40.0 million additional loss exposures to the retrocession markets. The Company limits its exposure on a country-by-country (and state-by-state in the U.S.) basis by managing its total exposure to all catastrophic excess of loss agreements bound within a given country to established maximum aggregate exposures. The maximum exposures are established and managed both on gross amounts issued prior to including retrocession and for amounts net of exposures retroceded.
Catastrophe Coverage
The Company accesses the markets each year for annual catastrophic coverages and reviews current coverage and pricing of current and alternate designs. The coverage may vary from year to year based on the Company’s perceived value of such protection. The current policy covers events involving 5 or more insured deaths from a single occurrence and covers $100.0 million of claims in excess of the Company’s $25.0 million deductible.
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
The following table presents the account values, the weighted average interest-crediting rates and minimum guaranteed rate ranges for the contracts containing guaranteed rates by major class of interest-sensitive product as of December 31, 2018 and 2017 (dollars in thousands):

	Account Value		Current Weighted-Average Interest Crediting Rate		Minimum Guaranteed Rate Ranges
Interest Sensitive Contract Liability	2018	2017	2018	2017	2018	2017
Traditional individual fixed annuities	$8,497,997	$6,671,880	2.96%	2.86%	0.50 – 5.50%	0.50 – 4.50%
Equity-indexed annuities	3,727,953	4,071,702	1.11	3.88	0.10 – 3.00	1.00 – 3.00
Individual variable annuity contracts	130,826	144,615	2.97	3.04	1.50 – 3.04	1.50 – 3.04
Guaranteed investment contracts	1,744,418	1,358,612	2.45	1.63	1.47 – 3.61	1.47 – 2.63
Universal life – type policies	2,603,802	2,659,445	4.00	3.97	3.00 – 6.00	3.00 – 6.00
The following table presents the account values by each minimum guaranteed rate, rounded to the nearest percentage, by class of interest-sensitive product as of December 31, 2018 and 2017 (dollars in thousands):

	Account Value as of December 31, 2018
Interest Sensitive Contract Liability	1%	2%	3%	4%	5%	6%	Total
Traditional individual fixed annuities	$937,992	$759,700	$4,697,125	$2,071,431	$10,718	$21,031	$8,497,997
Equity-indexed annuities	685,249	2,252,767	789,937	—	—	—	3,727,953
Individual variable annuity contracts	—	2,123	128,703	—	—	—	130,826
Guaranteed investment contracts	125,000	635,555	973,151	10,712	—	—	1,744,418
Universal life – type policies	—	—	6	2,526,631	55,862	21,303	2,603,802

	Account Value as of December 31, 2017
Interest Sensitive Contract Liability	1%	2%	3%	4%	5%	6%	Total
Traditional individual fixed annuities	$833,788	$742,760	$3,761,978	$1,322,063	$11,291	$—	$6,671,880
Equity-indexed annuities	692,601	2,508,847	870,254	—	—	—	4,071,702
Individual variable annuity contracts	—	2,528	142,087	—	—	—	144,615
Guaranteed investment contracts	239,809	1,093,776	25,027	—	—	—	1,358,612
Universal life – type policies	—	—	51,010	2,529,314	56,634	22,487	2,659,445
The spread profits on the Company’s fixed annuity and interest-sensitive whole life, universal life (“UL”) and fixed portion of variable universal life (“VUL”) insurance policies are at risk if interest rates decline and remain relatively low for a period of time, which has generally been the case in recent years. Should interest rates remain at current levels, which are significantly lower than those existing prior to the declines of recent years, the average earned rate of return on the Company’s annuity and UL investment portfolios will continue to decline. Declining portfolio yields may cause the spreads between investment portfolio yields and the interest rate credited to contract holders to deteriorate as the Company’s ability to manage spreads can become limited by minimum guaranteed rates on annuity and UL policies. In 2018, minimum guaranteed rates on non-variable annuity and UL policies generally ranged from 0.10% to 6.00%, with an average guaranteed rate of approximately 2.86%. In 2017, minimum guaranteed rates on non-variable annuity and UL policies generally ranged from 0.50% to 6.00%, with an average guaranteed rate of approximately 2.74%.
Interest rate spreads are managed for near term income through a combination of crediting rate actions and portfolio management. Certain annuity products contain crediting rates that reset annually, of which $7,003.9 million and $5,343.9 million of account balances are not subject to surrender charges as of December 31, 2018 and 2017, respectively, with substantially all of these already at their minimum guaranteed rates. As such, certain management and monitoring processes are designed to minimize the effect of sudden and/or sustained changes in interest rates on fair value, cash flows, and net interest income.
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
Interest rate sensitivity analysis is used to measure the Company’s interest rate price risk by computing estimated changes in fair value of fixed rate assets and liabilities in the event of a hypothetical 100 basis point change (increase or decrease) in market interest rates. The Company does not have fixed rate instruments classified as trading securities. The Company’s projected net decrease in fair value of financial instruments in the event of a 100 basis point increase in market interest rates at its fiscal years ended December 31, 2018 and 2017 was $1,493.1 million and $966.7 million, respectively.
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

Interest Rate Analysis of Estimated Fair Value of Fixed Maturity Securities
December 31, 2018:	-100 bps	-50 bps	-	50 bps	100 bps
Total estimated fair value	$43,073	$41,494	$39,992	$38,570	$37,248
% Change in estimated fair value from base	7.7%	3.8%	—%	(3.6)%	(6.9)%
$ Change in estimated fair value from base	$3,081	$1,502	$—	$(1,422)	$(2,744)

December 31, 2017:	-100 bps	-50 bps	-	50 bps	100 bps
Total estimated fair value	$41,312	$39,695	$38,151	$36,699	$35,354
% Change in estimated fair value from base	8.3%	4.0%	—%	(3.8)%	(7.3)%
$ Change in estimated fair value from base	$3,161	$1,544	$—	$(1,452)	$(2,797)
Interest rate sensitivity analysis is also used to measure the Company’s interest rate cash flow risk by computing estimated changes in the expected cash flows for floating rate assets and liabilities over a one year period following an instantaneous, parallel, hypothetical 100 basis point change (increase or decrease) in market interest rates. The Company does not have variable rate instruments classified as trading securities. The Company’s projected decrease in cash flows associated with floating rate instruments in the event of an instantaneous 100 basis point decrease in market interest rates for its fiscal years ended December 31, 2018 and 2017 was $71.3 million and $44.4 million, respectively.
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
Alternative Investments
Alternative investments are investments in non-traditional asset classes that primarily back the Company’s capital and surplus as well as certain long-term illiquid liability portfolios. Alternative investments generally encompass: hedge funds, emerging markets debt, distressed debt, commodities, infrastructure, tax credits, and equities, both public and private. The Company mitigates its exposure to alternative investments by limiting the size of the alternative investments holding and using per-issuer investment limits.
Fixed Indexed Annuities
The Company reinsures fixed indexed annuities (“FIAs”). Credits for FIAs are affected by changes in equity markets. Thus the fair value of the benefit is primarily a function of index returns and volatility. The Company hedges most of the underlying FIA equity exposure with derivatives.
Variable Annuities
The Company reinsures variable annuities including those with guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”) and guaranteed minimum withdrawal benefits (“GMWB”). Strong equity markets, increases in interest rates and decreases in equity market volatility will generally decrease the fair value of the liabilities underlying the benefits. Conversely, a decrease in the equity markets along with a decrease in interest rates and an increase in equity market volatility will generally result in an increase in the fair value of the liabilities underlying the benefits, which has the effect of increasing reserves and lowering earnings. The Company maintains a customized dynamic hedging program that is designed to substantially mitigate the risks associated with income volatility around the change in reserves on guaranteed benefits, ignoring the Company’s own credit risk assessment. However, the hedge positions may not fully offset the changes in the carrying value of the guarantees due to, among other things, time lags, high levels of volatility in the equity and derivative markets, extreme changes in interest rates, unexpected contract holder behavior, and divergence between the performance of the underlying funds and hedging indices. These factors, individually or collectively, may have a material adverse effect on the Company’s net income, financial condition or liquidity. The table below provides a summary of variable annuity account values and the fair value of the guaranteed benefits as of December 31, 2018 and 2017.

	December 31,
(dollars in millions)	2018	2017
No guaranteed minimum benefits	$797	$950
GMDB only	159	182
GMIB only	21	24
GMAB only	7	22
GMWB only	1,090	1,366
GMDB / WB	272	343
Other	19	31
Total variable annuity account values	$2,365	$2,918
Fair value of liabilities associated with living benefit riders	$168	$152

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
Generally, RGA’s insurance subsidiaries retrocede amounts in excess of their retention to certain other RGA insurance subsidiaries. External retrocessions are arranged through the Company’s retrocession pools for amounts in excess of its retention. As of December 31, 2018, all retrocession pool members in this excess retention pool rated by the A.M. Best Company were rated “A-” or better except one pool member that was rated “B+.” A rating of “A-” is the fourth highest rating out of sixteen possible ratings. For a majority of the retrocessionaires that were not rated, letters of credit or trust assets have been given as additional security. In addition, the Company performs annual financial and in force reviews of its retrocessionaires to evaluate financial stability and performance.
The Company has never experienced a material default in connection with retrocession arrangements, nor has it experienced any material difficulty in collecting claims recoverable from retrocessionaires; however, no assurance can be given as to the future performance of such retrocessionaires or as to the recoverability of any such claims.
Aggregate Counterparty Limits
In addition to investment credit limits and counterparty limits, there are aggregate counterparty risk limits that include counterparty exposures from reinsurance, financing and investment activities at an aggregated level to control total exposure to a single counterparty. Counterparty risk aggregation is important because it enables the Company to capture risk exposures at a comprehensive level and under more extreme circumstances compared to analyzing the components individually.

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
Foreign Currency Risk
Foreign currency risk is the risk of changes in level and volatility of currency exchange rates affect the profitability, value or solvency position of the Company. The Company manages its exposure to currency principally by currency matching invested assets with the underlying liabilities to the extent practical. The Company has in place net investment hedges for a portion of its investments in its Canadian operations to reduce excess exposure to these currencies. Translation differences resulting from translating foreign subsidiary balances to U.S. dollars are reflected in stockholders’ equity on the consolidated balance sheets.
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

	Unfavorable			Favorable
Year Ended December 31, 2018	-10%	-5%	-	5%	10%
Income before income taxes	$795,645	$820,732	$845,820	$870,908	$895,995
% change of income before income taxes from base	(5.9)%	(3.0)%	—%	3.0%	5.9%
$ change of income before income taxes from base	$(50,175)	$(25,088)	$—	$25,088	$50,175

	Unfavorable			Favorable
Year Ended December 31, 2017	-10%	-5%	-	5%	10%
Income before income taxes	$1,096,520	$1,119,667	$1,142,815	$1,165,963	$1,189,110
% change of income before income taxes from base	(4.1)%	(2.0)%	—%	2.0%	4.1%
$ change of income before income taxes from base	$(46,295)	$(23,148)	$—	$23,148	$46,295
Financing Risk
Financing risk is the risk that capital will not be available at expected costs or in the capacity required. The Company continues to monitor financing risks related to regulatory financing, contingency financing, and debt capital and sees no immediate issues with its current structures, capacity and plans.
Liquidity Risk
Liquidity risk is the risk that the Company is unable to meet payment obligations at expected costs or in the capacity required. The Company’s traditional liquidity demands include items such as claims, expenses, debt financing and investment purchases, which are largely known or can be reasonably forecasted. The Company regularly performs liquidity risk modeling, including both market and Company specific stresses, to assess the sufficiency of available resources.
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
Business Operations Risk
Business operations risk is the risk related to business processes and procedures. Business operations risk includes risk associated with the processing of transactions, data use and management, monitoring and reporting, the integrity and accuracy of models, the use of third parties, and the delivery of advisory services.
Human Capital Risk
Human capital risk is related to workforce management, including talent acquisition, development, retention, and employment relations/regulations. The Company actively monitors human capital risks using multiple practices that include but are not limited to human resource and compliance policies and procedures, regularly reviewing key risk indicators, performance evaluations, compensation and benefits benchmarking, succession planning, employee engagement surveys and associate exit interviews.
Strategic Risk
Strategic risk relates to the planning, implementation, and management of the Company’s business plans and strategies, including the risks associated with: the global environment in which it operates; future law and regulation changes; political risks; and relationships with key external parties.

Strategy Risk
Strategy risk is the risk related to the design and execution of the Company’s strategic plan, including risks associated with merger and acquisition activity. Strategy risks are addressed by a robust multi-year planning process, regular business unit level assessments of strategy execution and active benchmarking of key performance and risk indicators across the Company’s portfolios of businesses. The Company’s risk appetites and limits are set to be consistent with strategic objectives.
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
New Accounting Standards
See “New Accounting Pronouncements” in Note 2 — “Significant Accounting Policies and Pronouncements” in the Notes to Consolidated Financial Statements.
Item 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information required by Item 7A is contained in Item 7 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market and Credit Risk”

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2018	December 31, 2017
Assets
Fixed maturity securities:
Available-for-sale at fair value (amortized cost of $38,882,168 and $35,281,412)	$39,992,346	$38,150,820
Equity securities (amortized cost of $107,721 and $102,841)	82,197	100,152
Mortgage loans on real estate (net of allowances of $11,286 and $9,384)	4,966,298	4,400,533
Policy loans	1,344,980	1,357,624
Funds withheld at interest	5,761,471	6,083,388
Short-term investments	142,598	93,304
Other invested assets	1,915,297	1,505,332
Total investments	54,205,187	51,691,153
Cash and cash equivalents	1,889,733	1,303,524
Accrued investment income	427,893	392,721
Premiums receivable and other reinsurance balances	3,017,868	2,338,481
Reinsurance ceded receivables	757,572	782,027
Deferred policy acquisition costs	3,397,770	3,239,824
Other assets	839,222	767,088
Total assets	$64,535,245	$60,514,818
Liabilities and Stockholders’ Equity
Future policy benefits	$25,285,400	$22,363,241
Interest-sensitive contract liabilities	18,004,526	16,227,642
Other policy claims and benefits	5,642,755	4,992,074
Other reinsurance balances	487,177	488,739
Deferred income taxes	1,798,800	2,198,309
Other liabilities	1,396,200	1,102,975
Long-term debt	2,787,873	2,788,365
Collateral finance and securitization notes	681,961	783,938
Total liabilities	56,084,692	50,945,283
Commitments and contingent liabilities (See Note 12)
Stockholders’ Equity:
Preferred stock (par value $.01 per share; 10,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.01 per share; 140,000,000 shares authorized; shares issued: 79,137,758 at December 31, 2018 and 2017)	791	791
Additional paid-in-capital	1,898,652	1,870,906
Retained earnings	7,284,949	6,736,265
Treasury stock, at cost - 16,323,390 and 14,685,663 shares	(1,370,602)	(1,102,058)
Accumulated other comprehensive income	636,763	2,063,631
Total stockholders’ equity	8,450,553	9,569,535
Total liabilities and stockholders’ equity	$64,535,245	$60,514,818
See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	For the years ended December 31,
	2018	2017	2016
Revenues
Net premiums	$10,543,776	$9,841,130	$9,248,871
Investment income, net of related expenses	2,138,525	2,154,651	1,911,886
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(28,494)	(42,639)	(38,805)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income	—	—	74
Other investment related gains (losses), net	(141,594)	210,519	132,926
Total investment related gains (losses), net	(170,088)	167,880	94,195
Other revenues	363,451	352,108	266,559
Total revenues	12,875,664	12,515,769	11,521,511
Benefits and expenses
Claims and other policy benefits	9,318,929	8,518,917	7,993,375
Interest credited	425,204	502,040	364,691
Policy acquisition costs and other insurance expenses	1,322,520	1,466,646	1,310,540
Other operating expenses	786,137	710,690	645,509
Interest expense	147,355	146,025	137,623
Collateral finance and securitization expense	29,699	28,636	25,827
Total benefits and expenses	12,029,844	11,372,954	10,477,565
Income before income taxes	845,820	1,142,815	1,043,946
Provision for income taxes	129,978	(679,366)	342,503
Net income	$715,842	$1,822,181	$701,443
Earnings per share
Basic earnings per share	$11.25	$28.28	$10.91
Diluted earnings per share	11.00	27.71	10.79
See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the years ended December 31,
	2018	2017	2016
Comprehensive income (loss)
Net Income	$715,842	$1,822,181	$701,443
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(79,775)	69,126	8,610
Net unrealized investment gains (losses)	(1,344,502)	698,078	419,336
Defined benefit pension and postretirement plan adjustments	(18)	726	3,099
Total other comprehensive income (loss), net of tax	(1,424,295)	767,930	431,045
Total comprehensive income (loss)	$(708,453)	$2,590,111	$1,132,488
See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands except per share amounts)

	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2015	$791	$1,816,142	$4,620,303	$(1,010,139)	$708,284	$6,135,381
Net income			701,443			701,443
Total other comprehensive income (loss)					431,045	431,045
Dividends to stockholders, $1.56 per share			(100,371)			(100,371)
Purchase of treasury stock				(122,916)		(122,916)
Reissuance of treasury stock		32,469	(22,245)	38,276		48,500
Balance, December 31, 2016	791	1,848,611	5,199,130	(1,094,779)	1,139,329	7,093,082
Adoption of new accounting standards			(138,649)		156,372	17,723
Net income			1,822,181			1,822,181
Total other comprehensive income (loss)					767,930	767,930
Dividends to stockholders, $1.82 per share			(117,291)			(117,291)
Purchase of treasury stock				(43,508)		(43,508)
Reissuance of treasury stock		22,295	(29,106)	36,229		29,418
Balance, December 31, 2017	791	1,870,906	6,736,265	(1,102,058)	2,063,631	9,569,535
Adoption of new accounting standards			553		(2,573)	(2,020)
Net income			715,842			715,842
Total other comprehensive income (loss)					(1,424,295)	(1,424,295)
Dividends to stockholders, $2.20 per share			(140,110)			(140,110)
Purchase of treasury stock				(299,679)		(299,679)
Reissuance of treasury stock		27,746	(27,601)	31,135		31,280
Balance, December 31, 2018	$791	$1,898,652	$7,284,949	$(1,370,602)	$636,763	$8,450,553
See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

	For the years ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net income	$715,842	$1,822,181	$701,443
Adjustments to reconcile net income to net cash provided by operating activities:
Change in operating assets and liabilities:
Accrued investment income	7,159	(43,142)	(18,761)
Premiums receivable and other reinsurance balances	(764,159)	(346,737)	(156,836)
Deferred policy acquisition costs	(107,325)	154,234	31,024
Reinsurance ceded receivable balances	66,298	(124,056)	(53,221)
Future policy benefits, other policy claims and benefits, and other reinsurance balances	1,593,065	1,320,810	810,474
Deferred income taxes	76,507	(847,304)	293,777
Other assets and other liabilities, net	(162,835)	242,466	(98,675)
Amortization of net investment premiums, discounts and other	(57,378)	(105,382)	(93,952)
Depreciation and amortization expense	45,127	52,902	26,853
Investment related (gains) losses, net	170,088	(167,880)	(94,195)
Excess tax benefits from share-based payment arrangement	—	—	(162)
Other, net	(1,268)	24,216	117,949
Net cash provided by operating activities	1,581,121	1,982,308	1,465,718
Cash flows from investing activities
Sales of fixed maturity securities available-for-sale	9,339,632	7,308,608	4,584,828
Maturities of fixed maturity securities available-for-sale	626,650	589,214	472,435
Sales of equity securities	45,863	207,347	434,518
Principal payments on mortgage loans on real estate	445,360	339,919	442,755
Principal payments on policy loans	57,352	114,586	88,840
Purchases of fixed maturity securities available-for-sale	(9,724,190)	(8,941,293)	(7,414,647)
Purchases of equity securities	(13,428)	(81,254)	(584,532)
Cash invested in mortgage loans on real estate	(1,019,212)	(964,421)	(1,092,876)
Cash invested in policy loans	(44,708)	(44,607)	(47,646)
Cash invested in funds withheld at interest	(53,626)	(22,557)	(32,597)
Purchase of businesses, net of cash acquired of $4,988	(31,441)	—	—
Purchases of property and equipment	(28,891)	(44,211)	(44,642)
Change in short-term investments	129,329	52,302	465,628
Change in other invested assets	(365,242)	(121,206)	(97,790)
Net cash used in investing activities	(636,552)	(1,607,573)	(2,825,726)
Cash flows from financing activities
Dividends to stockholders	(140,110)	(117,291)	(100,371)
Repayment of collateral finance and securitization notes	(96,354)	(68,429)	(64,571)
Proceeds from long-term debt issuance	—	—	799,984
Debt issuance costs	—	—	(8,766)
Principal payments of long-term debt	(2,690)	(302,582)	(2,479)
Purchases of treasury stock	(299,679)	(43,508)	(122,916)
Excess tax benefits from share-based payment arrangement	—	—	162
Exercise of stock options, net	3,459	7,292	15,321
Change in cash collateral for derivative positions and other arrangements	43,607	(65,422)	26,413
Deposits on universal life and other investment type policies and contracts	864,193	1,017,699	1,041,623
Withdrawals on universal life and other investment type policies and contracts	(694,399)	(752,381)	(529,011)
Net cash used in financing activities	(321,973)	(324,622)	1,055,389
Effect of exchange rate changes on cash	(36,387)	52,693	(19,938)
Change in cash and cash equivalents	586,209	102,806	(324,557)
Cash and cash equivalents, beginning of period	1,303,524	1,200,718	1,525,275
Cash and cash equivalents, end of period	$1,889,733	$1,303,524	$1,200,718

Supplemental disclosures of cash flow information:
Interest paid	$170,191	$173,471	$156,727
Income taxes paid, net of refunds	$141,703	$37,098	$61,085
Non-cash transactions:
Transfer of invested assets	$4,636,099	$3,285,837	$120,500
Purchase of a business:
Assets acquired, excluding cash acquired	$69,791	$—	$—
Liabilities assumed	(38,350)	—	—
Net cash paid on purchase	$31,441	$—	$—
See accompanying notes to consolidated financial statements.

Reinsurance Group of America, Incorporated
Notes to consolidated financial statements
For the years ended December 31, 2018, 2017 and 2016
Note 1   BUSINESS AND BASIS OF PRESENTATION
Business
Reinsurance Group of America, Incorporated (“RGA”) is an insurance holding company that was formed on December 31, 1992. The consolidated financial statements herein include the assets, liabilities, and results of operations of RGA and its subsidiaries, all of which are wholly owned (collectively, the “Company”).
The Company is engaged in providing traditional reinsurance, which includes individual and group life and health, disability, and critical illness reinsurance. The Company also provides financial solutions, which includes longevity reinsurance, asset-intensive products, primarily annuities, financial reinsurance and stable value products.
Reinsurance is an arrangement under which an insurance company, the reinsurer, agrees to indemnify another insurance company, the ceding company, for all or a portion of the insurance risks underwritten by the ceding company. Reinsurance is designed to (i) reduce the net amount at risk on individual risks, thereby enabling the ceding company to increase the volume of business it can underwrite, as well as increase the maximum risk it can underwrite on a single risk; (ii) enhance the ceding company’s financial strength and surplus position; (iii) stabilize operating results by leveling fluctuations in the ceding company’s loss experience; and (iv) assist the ceding company in meeting applicable regulatory requirements.
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
There were no subsequent events, other than as disclosed in Note 19 - “Subsequent Event,” that would require disclosure or adjustments to the accompanying consolidated financial statements through the date the consolidated financial statements were issued.
Note 2   SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS
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
Equity Securities
Equity securities are carried at fair value with the exception of the Company’s investment in the Federal Home Loan Bank of Des Moines (“FHLB”) common stock, which is carried at cost and included in other invested assets. Realized and unrealized gains and losses associated with equity securities carried at fair value are included in investment related gains (losses), net.

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
Funds Withheld at Interest
Funds withheld at interest represent amounts contractually withheld by ceding companies in accordance with reinsurance agreements. For agreements written on a modified coinsurance (“modco”) basis and agreements written on a coinsurance funds withheld basis, assets that support the net statutory reserves or as defined in the treaty, are withheld and legally owned by the ceding company. Interest, recorded in investment income, net of related expenses in the consolidated statements of income, accrues to these assets at calculated rates as defined by the treaty terms. Changes in the value of the equity options held within the funds withheld portfolio associated with equity-indexed annuity treaties are reflected in investment income, net of related expenses.
Short-term Investments
Short-term investments represent investments with remaining maturities of one year or less, but greater than three months, at the time of acquisition and are stated at estimated fair value or amortized cost, which approximates estimated fair value. Interest on short-term investments is recorded in investment income, net of related expenses in the consolidated statements of income.

Other Invested Assets
In addition to FHLB common stock discussed in the Equity Securities section above and derivative contracts discussed below, other invested assets include limited partnership interests, joint ventures (other than operating joint ventures), equity release mortgages and contractholder-directed investments. Limited partnership interests are primarily carried at cost. Based on the nature and structure of these investments, they do not meet the characteristics of an equity security in accordance with applicable accounting standards. Joint ventures and certain limited partnerships are reported using the equity method of accounting.
Equity release mortgages are carried at unpaid principal balances, net of any unamortized premium or discount and valuation allowance. Interest income is accrued on the principal amount of the equity release mortgage based on its contractual interest rate.
The fair value option (“FVO”) was elected for contractholder-directed investments supporting unit-linked variable annuity type liabilities that do not qualify for presentation and reporting as separate accounts. Changes in estimated fair value of these securities are included in investment income, net of related expenses.
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
Other-than-Temporary Impairment
The Company identifies fixed maturity securities that could potentially have credit impairments that are other-than-temporary by monitoring market events that could impact issuers’ credit ratings, business climates, management changes, litigation, government actions and other similar factors. The Company also monitors late payments, pricing levels, rating agency actions, key financial ratios, financial statements, revenue forecasts and cash flow projections as indicators of credit issues.
The Company reviews all securities on a case-by-case basis to determine whether an other-than-temporary decline in value exists and whether losses should be recognized. The Company considers relevant facts and circumstances in evaluating whether a credit or interest rate-related impairment of a security is other-than-temporary. Relevant facts and circumstances considered include: (1) the extent and length of time the fair value has been below cost or amortized cost; (2) the reasons for the decline in fair value; (3) the issuer’s financial position and access to capital; and (4) the Company’s intent to sell a security or whether it is more likely than not it will be required to sell the security before the recovery of its amortized cost that, in some cases, may extend to maturity. To the extent the Company determines that a security is deemed to be other-than-temporarily impaired, an impairment loss is recognized.
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
The Company considers its cost method investments for other-than-temporary impairment when the carrying value of these investments exceeds the net asset value. The Company takes into consideration the severity and duration of this excess when deciding if the cost method investment is other-than-temporarily impaired. For equity method investments (including real estate joint ventures), the Company considers financial and other information provided by the investee, other known information and inherent risks in the underlying investments, as well as future capital commitments, in determining whether an impairment has occurred.
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
Accounting and Financial Statement Presentation of Derivatives
Derivatives are carried on the Company’s consolidated balance sheets primarily in other invested assets or other liabilities, at fair value. Certain derivatives are subject to master netting provisions and reported as a net asset or liability. On the date a derivative contract is executed, the Company designates the derivative as (1) a fair value hedge, (2) a cash flow hedge, (3) a net investment hedge in a foreign operation or (4) free-standing derivatives held for other risk management purposes, which primarily involve managing asset or liability risks associated with the Company’s reinsurance treaties that do not qualify for hedge accounting.
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
Hedge Documentation and Hedge Effectiveness
To qualify for hedge accounting, at the inception of the hedging relationship, the Company formally documents its risk management objective and strategy for undertaking the hedging transaction, as well as its designation of the hedge as either (i) a fair value hedge; (ii) a cash flow hedge; or (iii) a hedge of a net investment in a foreign operation. In this documentation, the Company sets forth how the hedging instrument is expected to hedge the designated risks related to the hedged item and sets forth the method that will be used to retrospectively and prospectively assess the hedging instrument’s effectiveness and the method that will be used to measure ineffectiveness. A derivative designated as a hedging instrument must be assessed as being highly effective in offsetting the designated risk of the hedged item. Hedge effectiveness is formally assessed at inception and periodically throughout the life of the designated hedging relationship.
Under a fair value hedge, changes in the fair value of the hedging derivative, including amounts measured as ineffective, and changes in the fair value of the hedged item related to the designated risk being hedged, are reported within investment related gains (losses), net. The fair values of the hedging derivatives are exclusive of any accruals that are separately reported in the consolidated statements of income within interest income or interest expense to match the location of the hedged item.
Under a cash flow hedge, changes in the fair value of the hedging derivative measured as effective are reported within AOCI and the deferred gains or losses on the derivative are reclassified into the consolidated statements of income when the Company’s earnings are affected by the variability in cash flows of the hedged item. Changes in the fair value of the hedging instrument measured as ineffective are reported within investment related gains (losses), net. The fair values of the hedging derivatives are exclusive of any accruals that are separately reported in the consolidated statements of income within interest income or interest expense to match the location of the hedged item.
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
When hedge accounting is discontinued because it is determined that the derivative is not highly effective, the derivative continues to be carried in the consolidated balance sheets at fair value, with changes in fair value recognized in investment related gains (losses), net. The carrying value of the hedged asset or liability under a fair value hedge is no longer adjusted for changes in its estimated fair value due to the hedged risk, and the cumulative adjustment to its carrying value is amortized into income over the remaining life of the hedged item. Provided the hedged forecasted transaction occurrence is still probable, the changes in estimated fair value of derivatives recorded in other comprehensive income (loss) (“OCI”) related to discontinued cash flow hedges are released into the consolidated statements of income when the Company’s earnings are affected by the variability in cash flows of the hedged item.
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
Embedded Derivatives
The Company reinsures certain annuity products that contain terms that are deemed to be embedded derivatives, primarily equity-indexed annuities and variable annuities with guaranteed minimum benefits. The Company assesses reinsurance contract terms to identify embedded derivatives, which are required to be bifurcated under the general accounting principles for Derivatives and Hedging. If the contract is not reported for in its entirety at fair value and it is determined that the terms of the embedded derivative are not clearly and closely related to the economic characteristics of the host contract, and that a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host contract and accounted for separately.
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
Additionally, reinsurance treaties written on a modco or funds withheld basis are subject to the general accounting principles for Derivatives and Hedging related to embedded derivatives. The Company’s funds withheld at interest balances are primarily associated with its reinsurance treaties structured on a modco or funds withheld basis, the majority of which were subject to the general accounting principles for Derivatives and Hedging related to embedded derivatives. Management believes the embedded derivative feature in each of these reinsurance treaties is similar to a total return swap on the assets held by the ceding companies. The valuation of embedded derivatives is sensitive to the investment credit spread environment. Changes in investment credit spreads are also affected by the application of a credit valuation adjustment (“CVA”). The fair value calculation of an embedded derivative in an asset position utilizes a CVA based on the ceding company’s credit risk. Conversely, the fair value calculation of an embedded derivative in a liability position utilizes a CVA based on the Company’s credit risk. Generally, an increase in investment credit spreads, ignoring changes in the CVA, will have a negative impact on the fair value of the embedded derivative (decrease in income). The fair value of the embedded derivatives is included in the funds withheld at interest line item on the consolidated balance sheets. The change in the fair value of the embedded derivatives is recorded in investment related gains (losses), net on the consolidated statements of income.
The Company has entered into various financial reinsurance treaties on a funds withheld and modco basis. These treaties do not transfer significant insurance risk and are recorded on a deposit method of accounting with the Company earning a net fee. As a result of the experience refund provisions contained in these treaties, the value of the embedded derivatives in these contracts is currently considered immaterial. The Company monitors the performance of these treaties on a quarterly basis. Significant adverse performance or losses on these treaties may result in a loss associated with the embedded derivative.
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
Premiums Receivable
Premiums are accrued when due and in accordance with information received from the ceding company. When the Company enters into a new reinsurance agreement, it records accruals based on the terms of the reinsurance treaty. Similarly, when a ceding company fails to report information on a timely basis, the Company records accruals based on the terms of the reinsurance treaty as well as historical experience. Other management estimates include adjustments for increased in force on existing treaties, lapsed premiums given historical experience, the financial health of specific ceding companies, collateral value and the legal right of offset on related amounts (i.e. allowances and claims) owed to the ceding company. Under the legal right of offset provisions in its reinsurance treaties, the Company can withhold payments for allowances and claims from unpaid premiums. Based on its review of these factors and historical experience, the Company did not believe a provision for doubtful accounts was necessary as of December 31, 2018 or 2017.
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
The Company tests the recoverability for each year of business at issue before establishing additional deferred acquisition costs (“DAC”). The Company also performs annual tests to establish that DAC are expected to remain recoverable, and if financial performance significantly deteriorates to the point where a deficiency exists, a cumulative charge to current operations will be recorded. No such adjustments related to DAC recoverability were made in 2018, 2017 and 2016.

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
Acquired Intangibles
Goodwill and Value of Business Acquired
Goodwill, reported in other assets, is not amortized into results of operations, but instead is reviewed at least annually for impairment and written down only in the periods in which the recorded value of goodwill exceeds its fair value. Goodwill as of December 31, 2018 and 2017 totaled $7.0 million. The value of business acquired (“VOBA”) is amortized in proportion to the ratio of annual premium revenues to total anticipated premium revenues or in relation to the present value of estimated profits. Anticipated premium revenues have been estimated using assumptions consistent with those used in estimating reserves for future policy benefits. The carrying value is reviewed at least annually for indicators of impairment in value. The VOBA was approximately $5.1 million and $3.3 million, including accumulated amortization of $15.0 million and $14.6 million, as of December 31, 2018 and 2017, respectively. The VOBA amortization expense for the years ended December 31, 2018, 2017 and 2016 was $0.4 million, $0.3 million, and $0.5 million, respectively. These amortized balances are included in other assets on the consolidated balance sheets. Future amortization of the VOBA is not material.
Value of Distribution Agreements and Customer Relationships Acquired
Value of distribution agreements (“VODA”) is reported in other assets and represents the present value of future profits associated with the expected future business derived from the distribution agreements. Value of customer relationships acquired (“VOCRA”) is also reported in other assets and represents the present value of the expected future profits associated with the expected future business acquired through existing customers of the acquired company or business. The VODA is amortized over a useful life of 15 years and the VOCRA is also amortized over a 15 year period in proportion to expected revenues generated, with amortization included in policy acquisition costs and other insurance expenses. Each year the Company reviews VODA and VOCRA to determine the recoverability of these balances. VODA and VOCRA totaled approximately $40.8 million and $49.2 million, including accumulated amortization of $79.8 million and $71.5 million, as of December 31, 2018 and 2017, respectively. The VODA and VOCRA amortization expense for the years ended December 31, 2018, 2017 and 2016 was $8.3 million, $8.7 million and $9.0 million, respectively. Amortization of the VODA and VOCRA is estimated to be $8.1 million, $7.6 million, $6.6 million, $6.4 million and $6.2 million during 2019, 2020, 2021, 2022 and 2023, respectively.
Other acquired intangible assets
Other acquired intangibles are also reported in other assets and primarily represent intangibles and licenses acquired through the Company’s acquisition of service and technology oriented companies in an effort to both support its clients and generate new future revenue streams. Other acquired intangible assets are amortized using the straight-line method over the estimated useful life of 10 years, with amortization included in other operating expenses. Each year the Company reviews other acquired intangibles to determine the recoverability of these balances. Other acquired intangibles totaled approximately $37.4 million and $3.1 million, including accumulated amortization of $4.4 million and $0.6 million, as of December 31, 2018 and 2017, respectively. Other acquired intangibles amortization expense for the years ended December 31, 2018, 2017 and 2016 was $3.8 million, $0.3 million and $0.2 million, respectively. Amortization of other acquired intangibles is estimated to be $4.2 million, $4.2 million, $4.1 million, $4.1 million and $4.1 million during 2019, 2020, 2021, 2022 and 2023, respectively.

Property, Equipment, Leasehold Improvements and Computer Software
Property, equipment and leasehold improvements, which are included in other assets, are stated at cost, less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, as appropriate. The estimated life is generally 40 years for company occupied real estate property, from one to seven years for leasehold improvements, and from three to seven years for all other property and equipment. The cost basis of the property, equipment and leasehold improvements was $248.7 million and $236.1 million at December 31, 2018 and 2017, respectively. Accumulated depreciation of property, equipment and leasehold improvements was $97.0 million and $79.4 million at December 31, 2018 and 2017, respectively. Related depreciation expense was $18.3 million, $17.2 million and $16.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Computer software, which is included in other assets, is stated at cost, less accumulated amortization. Purchased software costs, as well as certain internal and external costs incurred to develop internal-use computer software during the application development stage, are capitalized. Amortization of software costs is recorded on a straight-line basis over periods ranging from three to ten years. Carrying values are reviewed at least annually for indicators of impairment in value. Unamortized computer software costs were $150.4 million and $145.5 million at December 31, 2018 and 2017, respectively. Amortization expense was $26.9 million, $35.7 million, and $10.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. The Company recognized capital project write-offs of $4.7 million, $24.5 million and $0.6 million in 2018, 2017 and 2016, respectively.
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
Future Policy Benefits
Liabilities for future benefits on life policies are established in an amount adequate to meet the estimated future obligations on policies in force. Liabilities for future policy benefits under long-duration life insurance policies have been computed based upon expected investment yields, mortality and withdrawal (lapse) rates, and other assumptions. These assumptions include a margin for adverse deviation and vary with the characteristics of the plan of insurance, year of issue, age of insured, and other appropriate factors. Interest rates range from 3.0% to 6.0%. The mortality and withdrawal assumptions are based on the Company’s experience as well as industry experience and standards. In establishing reserves for future policy benefits, the Company assigns policy liability assumptions to particular timeframes (eras) in such a manner as to be consistent with the underlying assumptions and economic conditions at the time the risks are assumed. The Company maintains a consistent approach to setting the provision for adverse deviation between eras.
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
The Company periodically reviews actual and anticipated experience compared to the assumptions used to establish policy benefits. The Company establishes premium deficiency reserves if actual and anticipated experience indicates that existing policy liabilities together with the present value of future gross premiums will not be sufficient to cover the present value of future benefits, settlement and maintenance costs and to recover unamortized acquisition costs. Anticipated investment income is considered in the calculation of premium deficiency losses for short-duration contracts. The premium deficiency reserve is established by a charge to income, as well as a reduction in unamortized acquisition costs and, to the extent there are no unamortized acquisition costs, an increase in future policy benefits.
The reserving process includes normal periodic reviews of assumptions used and adjustments of reserves to incorporate the refinement of the assumptions. Any such adjustments relate only to policies assumed in recent periods and the adjustments are reflected by a cumulative charge or credit to current operations.
The Company reinsures disability products in various markets. Liabilities for future benefits on disability policies’ active lives are established in an amount adequate to meet the estimated future obligations on policies in force. These reserves are the amounts that, with the additional premiums to be received and interest thereon compounded annually at certain assumed rates, are calculated to be sufficient to meet the various policy and contract obligations as they mature.

The Company establishes future policy benefits for guaranteed minimum death benefits (“GMDB”) relating to the reinsurance of certain variable annuity contracts by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess proportionally over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to claims and other policy benefits, if actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used in estimating the GMDB liabilities are consistent with those used for amortizing DAC, and are thus subject to the same variability and risk. The Company’s GMDB liabilities at December 31, 2018 and 2017 were not material.
Interest-Sensitive Contract Liabilities
Liabilities for future benefits on interest-sensitive life and investment-type contract liabilities are carried at the accumulated contract holder values without reduction for potential surrender or withdrawal charges. The Company reinsures asset-intensive products, including annuities and corporate-owned life insurance. The investment portfolios for these products are segregated for management purposes within the general account of the respective legal entity. The liabilities under asset-intensive insurance contracts or reinsurance contracts reinsured on a coinsurance basis are included in interest-sensitive contract liabilities on the consolidated balance sheets. Asset-intensive contracts principally include individual fixed annuities in the accumulation phase, single premium immediate annuities, equity-indexed annuities, individual variable annuities, corporate-owned life and interest-sensitive whole life insurance contracts. Interest-sensitive contract liabilities are equal to (i) policy account values, which consist of an accumulation of gross premium payments; (ii) credited interest less expenses, mortality charges, and withdrawals; and (iii) fair value adjustments relating to business combinations. Liabilities for immediate annuities are calculated as the present value of the expected cash flows, with the locked-in discount rate determined such that there is no gain or loss at inception. Additionally, certain annuity contracts the Company reinsures contain terms, such as guaranteed minimum benefits and equity participation options, which are deemed to be embedded derivatives and are accounted for based on the general accounting principles for Derivatives and Hedging.
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
Other Policy Claims and Benefits
Claims payable for incurred but not reported losses are determined using case-basis estimates and lag studies of past experience. The time lag from the date of the claim or death to when the ceding company reports the claim to the Company can vary significantly by ceding company, business segment and product type, but generally averages around 3.8 months. Incurred but not reported claims are estimates on an undiscounted basis, using actuarial estimates of historical claims expense, adjusted for current trends and conditions. These estimates are continually reviewed and the ultimate liability may vary significantly from the amount recognized, which are reflected in claims and other policy benefits in the consolidated statements of income in the period in which they are determined.
Other Liabilities
Other liabilities primarily include investments in transit, separate accounts, employee benefits, cash collateral received on derivative positions and current federal income taxes payable.
Income Taxes
The U.S. consolidated tax return includes the operations of RGA and all eligible subsidiaries. Certain RGA subsidiaries file separate U.S. income tax returns as these companies are currently ineligible for inclusion in the consolidated federal tax return. The Company’s foreign subsidiaries are taxed under applicable local statutes.
The Company provides for federal, state and foreign income taxes currently payable, as well as those deferred due to temporary differences between the tax basis of assets and liabilities and the reported amounts, and are recognized in net income or in certain cases in OCI. The Company’s accounting for income taxes represents management’s best estimate of various events and transactions considering the laws enacted as of the reporting date. The Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform”) creates additional complexity due to various provisions that require management judgment and assumptions, which are subject to change.
Deferred tax assets and liabilities are measured by applying the relevant jurisdictions’ enacted tax rate to the temporary difference in the period in which the temporary differences are expected to reverse. The Company will establish a valuation allowance if management determines, based on available information, that it is more likely than not that deferred income tax assets will not be realized. The Company has deferred tax assets including those related to net operating and capital losses. The Company has projected its ability to utilize its U.S. and foreign deferred tax assets and has determined that all of the U.S. assets including losses are expected to be utilized and established a valuation allowance on the portion of the foreign deferred tax assets the Company believes more likely than not will not be realized.
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
The Company reports uncertain tax positions in accordance with generally accepted accounting principles. In order to recognize the benefit of an uncertain tax position, the position must meet the more likely than not criteria of being sustained. Unrecognized tax benefits due to tax uncertainties that do not meet the more likely than not criteria are included within other liabilities and are charged to earnings in the period that such determination is made. The Company classifies interest related to tax uncertainties as interest expense whereas penalties related to tax uncertainties are classified as a component of income tax.
See Note 9 - “Income Tax” for further discussion including the impact of the December 22, 2017 enactment of U.S. Tax Reform.

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
	December 31, 2018	This new guidance was applied retrospectively to all periods presented in the year of adoption. The adoption of the new standard was not material to the Company’s consolidated financial statements.

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
January 1, 2019

This new standard will be adopted by applying the optional transition method and record a right-of use asset and liability on the Company’s balance sheet relating to existing operating leases. The Company does not expect the adoption of the new standard to have a material impact on its results of operations or balance sheet. The Company will recognize a lease liability and right-of-use asset of approximately $55.2 million related to its operating leases upon adoption of the new standard.

Derivatives and Hedging
This updated guidance improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and make certain targeted improvements to simplify the application of the hedge accounting in current GAAP related to the assessment of hedge effectiveness. Early adoption is permitted.
January 1, 2019

This new guidance will be adopted by applying a modified retrospective approach to existing hedging relationships as of the date of adoption. The Company does not expect the adoption of the new standard to have a material impact on its results of operations or balance sheet. Upon adoption of the new standard, the Company will record an immaterial adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective and will modify some disclosures.

Financial Instruments - Credit Losses
This guidance adds to GAAP an impairment model, known as current expected credit loss (“CECL”) model that is based on expected losses rather than incurred losses. For traditional and other receivables, held-to-maturity debt securities, loans and other instruments entities will be required to use the new forward-looking “expected loss” model that generally will result in earlier recognition of allowance for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses similar to what they do today, except the losses will be recognized as allowances rather than reduction to the amortized cost of the securities. Early adoption is permitted.
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
January 1, 2021

The guidance on measuring the liabilities for future policy benefits and DAC will likely be adopted on a modified retrospective basis as of the earliest period presented in the year of adoption. The guidance on MRB will be adopted on a retrospective basis as of the earliest period presented in the year of adoption. The Company is currently evaluating the impact of this amendment on its consolidated financial statements but anticipates the updated guidance will likely have a material impact on the measurement and recognition of its long-duration insurance contracts.

Note 3   EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share on net income (in thousands, except per share information):

	2018	2017	2016
Earnings:
Net income (numerator for basic and diluted calculations)	$715,842	$1,822,181	$701,443
Shares:
Weighted average outstanding shares (denominator for basic calculations)	63,658	64,427	64,274
Equivalent shares from outstanding stock options	1,436	1,326	715
Diluted shares (denominator for diluted calculations)	65,094	65,753	64,989
Earnings per share:
Basic	$11.25	$28.28	$10.91
Diluted	11.00	27.71	10.79
The calculation of common equivalent shares does not include the impact of options having a strike or conversion price that exceeds the average stock price for the earnings period, as the result would be antidilutive. The calculation of common equivalent shares also excludes the impact of outstanding performance contingent shares, as the conditions necessary for their issuance have not been satisfied as of the end of the reporting period. Approximately 0.1 million and 0.2 million outstanding stock options were not included in the calculation of common equivalent shares during 2018 and 2017, respectively. During 2016, all outstanding options were included in the calculation of common equivalent shares. Approximately 0.4 million, 0.3 million and 0.4 million performance contingent shares were excluded from the calculation of common equivalent shares during 2018, 2017 and 2016, respectively.
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
The following table provides information relating to investments in fixed maturity securities by sector as of December 31, 2018 (dollars in thousands):

December 31, 2018:	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	% of Total	Other-than- temporary impairments in AOCI
Available-for-sale:
Corporate	$24,006,407	$530,804	$555,092	$23,982,119	59.9%	$—
Canadian government	2,768,466	1,126,227	2,308	3,892,385	9.7	—
RMBS	1,872,236	22,267	25,282	1,869,221	4.7	—
ABS	2,171,254	10,779	32,829	2,149,204	5.4	275
CMBS	1,428,115	9,153	18,234	1,419,034	3.5	—
U.S. government	2,233,537	10,204	57,867	2,185,874	5.5	—
State and political subdivisions	721,290	39,914	9,010	752,194	1.9	—
Other foreign government	3,680,863	109,320	47,868	3,742,315	9.4	—
Total fixed maturity securities	$38,882,168	$1,858,668	$748,490	$39,992,346	100.0%	$275

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
The Company enters into various collateral arrangements with counterparties that require both the pledging and acceptance of fixed maturity securities as collateral. Pledged fixed maturity securities are included in fixed maturity securities, available-for-sale in the consolidated balance sheets. Fixed maturity securities received as collateral are held in separate custodial accounts and are not recorded on the Company’s consolidated balance sheets. Subject to certain constraints, the Company is permitted by contract to sell or repledge collateral it receives; however, as of December 31, 2018 and 2017, none of the collateral received had been sold or repledged. The Company also holds assets in trust to satisfy collateral requirements under derivative transactions and certain third-party reinsurance treaties. The following table includes fixed maturity securities pledged and received as collateral and assets in trust held to satisfy collateral requirements under derivative transactions and certain third-party reinsurance treaties as of December 31, 2018 and 2017 (dollars in thousands):

	2018		2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity securities pledged as collateral	$80,891	$83,950	$72,542	$75,622
Fixed maturity securities received as collateral	n/a	616,584	n/a	590,417
Assets in trust held to satisfy collateral requirements	20,072,735	20,366,170	15,584,296	16,715,281
The Company monitors its concentrations of financial instruments on an ongoing basis and mitigates credit risk by maintaining a diversified investment portfolio that limits exposure to any one issuer. The Company’s exposure to concentrations of credit risk from single issuers greater than 10% of the Company’s stockholders’ equity included securities of the U.S. government and its agencies, as well as the securities disclosed below, as of December 31, 2018 and 2017 (dollars in thousands):

	2018		2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity securities guaranteed or issued by:
Canadian province of Quebec	$1,091,018	$1,757,087	$1,119,337	$1,917,996
Canadian province of Ontario	913,642	1,187,526	939,837	1,282,944
The amortized cost and estimated fair value of fixed maturity securities classified as available-for-sale as of December 31, 2018 are shown by contractual maturity in the table below (dollars in thousands). Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset and mortgage-backed securities are shown separately in the table below, as they are not due at a single maturity date.

	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due in one year or less	$1,185,868	$1,190,931
Due after one year through five years	8,760,200	8,851,307
Due after five years through ten years	9,060,972	9,149,497
Due after ten years	14,403,523	15,363,152
Asset and mortgage-backed securities	5,471,605	5,437,459
Total	$38,882,168	$39,992,346
Corporate Fixed Maturity Securities
The tables below show the major industry types of the Company’s corporate fixed maturity holdings as of December 31, 2018 and 2017 (dollars in thousands):

December 31, 2018:	Amortized Cost	Estimated Fair Value	% of Total
Finance	$8,793,742	$8,730,568	36.3%
Industrial	12,336,857	12,342,111	51.6
Utility	2,875,808	2,909,440	12.1
Total	$24,006,407	$23,982,119	100.0%

December 31, 2017:	Amortized Cost	Estimated Fair Value	% of Total
Finance	$7,977,885	$8,362,774	36.1%
Industrial	11,535,166	12,199,333	52.5
Utility	2,453,752	2,648,861	11.4
Total	$21,966,803	$23,210,968	100.0%
Other-Than-Temporary Impairments—Fixed Maturity Securities
As discussed in Note 2 – “Significant Accounting Policies and Pronouncements,” a portion of certain other-than-temporary impairment (“OTTI”) losses on fixed maturity securities is recognized in AOCI. For these securities, the net amount recognized in the consolidated statements of income (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in AOCI. The following table sets forth the amount of pre-tax credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in AOCI, and the corresponding changes in such amounts (dollars in thousands):

	2018	2017	2016
Balance, beginning of period	$3,677	$6,013	$7,284
Additional impairments - credit loss OTTI recognized on securities previously impaired	—	—	231
Credit loss impairments previously recognized on securities impaired to fair value during the period	—	(2,336)	—
Credit loss previously recognized on securities that matured, paid down, prepaid or were sold during the period	—	—	(1,502)
Balance, end of period	$3,677	$3,677	$6,013
Unrealized Losses for Fixed Maturity and Equity Securities Available-for-Sale
The following table presents the total gross unrealized losses for the 3,109 fixed maturity securities as of December 31, 2018, where the estimated fair value had declined and remained below amortized cost by the indicated amount (dollars in thousands):

	2018
	Gross Unrealized Losses	% of Total
Less than 20%	$721,015	96.3%
20% or more for less than six months	21,336	2.9
20% or more for six months or greater	6,139	0.8
Total	$748,490	100.0%
The following table presents the total gross unrealized losses for the 1,116 fixed maturity and equity securities as of December 31, 2017, where the estimated fair value had declined and remained below amortized cost by the indicated amount (dollars in thousands):

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
The following table presents the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for 3,109 fixed maturity securities that have estimated fair values below amortized cost as of December 31, 2018 (dollars in thousands). These investments are presented by class and grade of security, as well as the length of time the related fair value has remained below amortized cost.

	Less than 12 months		12 months or greater		Total
December 31, 2018:	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Investment grade securities:
Corporate	$8,505,371	$302,604	$3,611,266	$195,082	$12,116,637	$497,686
Canadian government	25,169	419	131,806	1,612	156,975	2,031
RMBS	269,558	2,488	836,741	22,760	1,106,299	25,248
ABS	1,102,677	24,271	381,609	8,523	1,484,286	32,794
CMBS	384,259	4,304	414,719	13,930	798,978	18,234
U.S. government	8,616	80	1,086,694	57,787	1,095,310	57,867
State and political subdivisions	103,504	1,538	157,330	7,472	260,834	9,010
Other foreign government	789,859	24,509	472,934	17,446	1,262,793	41,955
Total investment grade securities	11,189,013	360,213	7,093,099	324,612	18,282,112	684,825
Below investment grade securities:
Corporate	755,679	42,760	122,559	14,646	878,238	57,406
Canadian government	443	34	1,770	243	2,213	277
RMBS	—	—	1,026	34	1,026	34
ABS	—	—	1,063	35	1,063	35
Other foreign government	128,725	5,574	7,479	339	136,204	5,913
Total below investment grade securities	884,847	48,368	133,897	15,297	1,018,744	63,665
Total fixed maturity securities	$12,073,860	$408,581	$7,226,996	$339,909	$19,300,856	$748,490
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
The Company has no intention to sell, nor does it expect to be required to sell, the securities outlined in the table above, as of the dates indicated. However, unforeseen facts and circumstances may cause the Company to sell fixed maturity securities in the ordinary course of managing its portfolio to meet certain diversification, credit quality and liquidity guidelines. Changes in unrealized losses are primarily driven by changes in interest rates.
Investment Income, Net of Related Expenses
Major categories of investment income, net of related expenses, consist of the following (dollars in thousands):

	2018	2017	2016
Fixed maturity securities available-for-sale	$1,528,086	$1,401,585	$1,285,406
Equity securities	4,343	4,445	12,513
Mortgage loans on real estate	214,387	197,755	168,582
Policy loans	59,332	60,617	63,837
Funds withheld at interest	309,977	457,774	368,728
Short-term investments and cash and cash equivalents	14,349	7,171	8,051
Other invested assets	98,557	106,015	76,858
Investment income	2,229,031	2,235,362	1,983,975
Investment expense	(90,506)	(80,711)	(72,089)
Investment income, net of related expenses	$2,138,525	$2,154,651	$1,911,886
Investment Related Gains (Losses), Net
Investment related gains (losses), net, consist of the following (dollars in thousands):

	2018	2017	2016
Fixed maturity securities available-for-sale:
Other-than-temporary impairment losses	$(28,494)	$(42,639)	$(38,805)
Portion of loss recognized in accumulated other comprehensive income	—	—	74
Gain on investment activity	65,211	110,546	145,172
Loss on investment activity	(158,870)	(37,328)	(47,094)
Equity securities:
Other-than-temporary impairment losses	—	(1,202)	—
Gain on investment activity	4,429	23	9,198
Loss on investment activity	(1,937)	(4,351)	(2,871)
Change in unrealized gains (losses) recognized in earnings	(23,184)	—	—
Other impairment losses and change in mortgage loan provision	(11,919)	(9,497)	(11,006)
Derivatives and other, net	(15,324)	152,328	39,527
Total investment related gains (losses), net	$(170,088)	$167,880	$94,195
The other-than-temporary impairment losses on fixed maturity securities for 2018, 2017 and 2016 are primarily due to emerging market and high-yield debt exposures. The fluctuations in investment related gains (losses) for derivatives and other are primarily due to changes in the fair value of embedded derivatives related to modco and funds withheld treaties, as a result of changes in interest rates, driven primarily by credit spreads. These fluctuations were partially offset by changes in the fair value of free-standing derivatives as a result of changes in value of underlying stock indices, movements in credit and inflation spreads, and changes in interest rates.
As of December 31, 2018 and 2017, the Company held non-income producing securities with amortized costs of $41.3 million and $38.8 million, and estimated fair values of $42.7 million and $39.3 million, respectively. Generally, securities are non-income producing when principal or interest is not paid primarily as a result of bankruptcies or credit defaults, but also include securities where amortization has been discontinued. During 2018, 2017 and 2016, the Company sold fixed maturity securities with fair values of $5,784.6 million, $2,550.1 million, and $1,055.5 million at losses of $158.9 million, $37.3 million and $47.1 million, respectively. During 2018, 2017 and 2016, the Company sold equity securities with fair values of $32.8 million, $177.7 million, and $126.1 million at losses of $1.9 million, $4.4 million and $2.9 million, respectively. The Company generally does not engage in short-term buying and selling of securities.

Securities Borrowing, Lending and Repurchase Agreements
The following table includes the amount of borrowed securities, securities lent and securities collateral received as part of the securities lending program, repurchased/reverse repurchased securities pledged and received and cash received as of December 31, 2018 and 2017 (dollars in thousands):

	2018		2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Borrowed securities	$335,781	$366,663	$358,875	$377,820
Securities lending:
Securities loaned	101,981	102,618	117,246	121,551
Securities received	n/a	112,000	n/a	128,000
Repurchase program/reverse repurchase program:
Securities pledged	554,806	554,589	413,819	428,344
Securities received	n/a	530,932	n/a	417,550
The Company also held cash collateral for securities lending and the repurchase program/reverse repurchase programs of $28.6 million and $31.2 million as of December 31, 2018 and 2017, respectively. No cash or securities have been pledged by the Company for its securities borrowing program as of December 31, 2018 and 2017.
The following tables present information on the Company’s securities lending and repurchase transactions as of December 31, 2018 and 2017, respectively (dollars in thousands). Collateral associated with certain borrowed securities is not included within the tables as the collateral pledged to each counterparty is the right to reinsurance treaty cash flows.

	December 31, 2018
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Securities lending transaction:
Corporate	$—	$—	$—	$102,618	$102,618
Total	—	—	—	102,618	102,618
Repurchase transactions:
Corporate	—	—	—	254,151	254,151
U.S. government	—	—	—	221,572	221,572
Foreign government	—	—	—	78,866	78,866
Total	—	—	—	554,589	554,589
Total transactions	$—	$—	$—	$657,207	$657,207

Gross amount of recognized liabilities for securities lending and repurchase transactions in preceding table					$671,492
Amounts related to agreements not included in offsetting disclosure					$14,285

	December 31, 2017
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Securities lending transaction:
Corporate	$—	$—	$—	$121,551	$121,551
Total	—	—	—	121,551	121,551
Repurchase transactions:
Corporate	—	—	312	184,334	$184,646
U.S. government	—	—	—	220,765	220,765
Foreign government	—	—	—	21,802	21,802
Other	1,131	—	—	—	1,131
Total	1,131	—	312	426,901	428,344
Total transactions	$1,131	$—	$312	$548,452	$549,895

Gross amount of recognized liabilities for repurchase transactions in preceding table					$576,786
Amounts related to agreements not included in offsetting disclosure					$26,891
The Company has elected to offset amounts recognized as receivables and payables resulting from the repurchase/reverse repurchase programs. After the effect of offsetting, the net amount presented on the consolidated balance sheets was a liability of $0.4 million and $1.1 million as of December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, the Company recognized payables resulting from cash received as collateral associated with a repurchase agreement as discussed above. Amounts owed to and due from the counterparties may be settled in cash or offset, in accordance with the agreements.
Mortgage Loans on Real Estate
Mortgage loans represented approximately 9.1% and 8.5% of the Company’s total investments as of December 31, 2018 and 2017, respectively. As of December 31, 2018, mortgage loans were geographically dispersed throughout the U.S. with the largest concentrations in California (18.7%), Texas (10.9%) and Washington (7.4%) and include loans secured by properties in Canada (2.7%) and United Kingdom (0.1%). The recorded investment in mortgage loans on real estate presented below is gross of unamortized deferred loan origination fees and expenses, and valuation allowances.
The distribution of mortgage loans by property type is as follows as of December 31, 2018 and 2017 (dollars in thousands):

	2018		2017
	Carrying Value	Percentage of Total	Carrying Value	Percentage of Total
Property type:
Office building	$1,725,748	34.6%	$1,487,392	33.6%
Retail	1,432,394	28.7	1,270,676	28.8
Industrial	961,924	19.3	938,612	21.3
Apartment	571,291	11.5	510,052	11.6
Other commercial	291,997	5.9	206,439	4.7
Recorded investment	$4,983,354	100.0%	$4,413,171	100.0%
Unamortized balance of loan origination fees and expenses	(5,770)		(3,254)
Valuation allowances	(11,286)		(9,384)
Total mortgage loans on real estate	$4,966,298		$4,400,533
The maturities of the mortgage loans as of December 31, 2018 and 2017 are as follows (dollars in thousands):

	2018		2017
	Recorded Investment	% of Total	Recorded Investment	% of Total
Due within five years	$1,425,598	28.6%	$1,091,066	24.8%
Due after five years through ten years	2,686,264	53.9	2,516,872	57.0
Due after ten years	871,492	17.5	805,233	18.2
Total	$4,983,354	100.0%	$4,413,171	100.0%

The following tables set forth certain key credit quality indicators of the Company’s recorded investment in mortgage loans as of December 31, 2018 and 2017 (dollars in thousands):

	Recorded Investment
	Debt Service Ratios			Construction loans
	>1.20x	1.00x - 1.20x	<1.00x		Total	% of Total
December 31, 2018:
Loan-to-Value Ratio
0% - 59.99%	$2,410,556	$61,246	$38,177	$13,691	$2,523,670	50.6%
60% - 69.99%	1,618,374	73,908	38,120	18,929	1,749,331	35.1
70% - 79.99%	414,269	48,438	54,440	—	517,147	10.4
Greater than 80%	117,978	49,668	25,560	—	193,206	3.9
Total	$4,561,177	$233,260	$156,297	$32,620	$4,983,354	100.0%

	Recorded Investment
	Debt Service Ratios			Construction loans
	>1.20x	1.00x - 1.20x	<1.00x		Total	% of Total
December 31, 2017:
Loan-to-Value Ratio
0% - 59.99%	$2,148,428	$53,979	$3,801	$—	$2,206,208	50.0%
60% - 69.99%	1,517,029	47,128	43,921	—	1,608,078	36.4
70% - 79.99%	396,446	19,461	15,367	—	431,274	9.8
Greater than 80%	120,850	30,713	6,362	9,686	167,611	3.8
Total	$4,182,753	$151,281	$69,451	$9,686	$4,413,171	100.0%
The age analysis of the Company’s past due recorded investments in mortgage loans as of December 31, 2018 and 2017 (dollars in thousands):

	2018	2017
31-60 days past due	$—	$17,100
61-90 days past due	—	2,056
Total past due	—	19,156
Current	4,983,354	4,394,015
Total	$4,983,354	$4,413,171
The following table presents the recorded investment in mortgage loans, by method of measuring impairment, and the related valuation allowances, as of December 31, 2018 and 2017 (dollars in thousands):

	2018	2017
Mortgage loans:
Individually measured for impairment	$30,635	$5,858
Collectively measured for impairment	4,952,719	4,407,313
Recorded investment	$4,983,354	$4,413,171
Valuation allowances:
Individually measured for impairment	$—	$—
Collectively measured for impairment	11,286	9,384
Total valuation allowances	$11,286	$9,384

Information regarding the Company’s loan valuation allowances for mortgage loans as of December 31, 2018, 2017 and 2016 are as follows (dollars in thousands):

	2018	2017	2016
Balance, beginning of period	$9,384	$7,685	$6,813
Provision	1,918	1,691	872
Translation adjustment	(16)	8	—
Balance, end of period	$11,286	$9,384	$7,685
Information regarding the portion of the Company’s mortgage loans that were impaired as of December 31, 2018 and 2017 is as follows (dollars in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Carrying Value
December 31, 2018:
Impaired mortgage loans with no valuation allowance recorded	$30,660	$30,635	$—	$30,635
Impaired mortgage loans with valuation allowance recorded	—	—	—	—
Total impaired mortgage loans	$30,660	$30,635	$—	$30,635
December 31, 2017:
Impaired mortgage loans with no valuation allowance recorded	$6,427	$5,858	$—	$5,858
Impaired mortgage loans with valuation allowance recorded	—	—	—	—
Total impaired mortgage loans	$6,427	$5,858	$—	$5,858
The Company’s average investment balance of impaired mortgage loans and the related interest income are reflected in the table below for the years ended December 31, 2018, 2017 and 2016 (dollars in thousands):

	2018		2017		2016
	Average Investment(1)	Interest Income	Average Investment(1)	Interest Income	Average Investment(1)	Interest Income
Impaired mortgage loans with no valuation allowance recorded	$24,240	$1,129	$3,621	$186	$2,249	$142
Impaired mortgage loans with valuation allowance recorded	—	—	—	—	—	—
Total	$24,240	$1,129	$3,621	$186	$2,249	$142

(1)	Average recorded investment represents the average loan balances as of the beginning of period and all subsequent quarterly end of period balances.
The Company did not acquire any impaired mortgage loans during the years ended December 31, 2018 and 2017. The Company had no mortgage loans that were on a nonaccrual status as of December 31, 2018 and 2017.
Policy Loans
Policy loans comprised approximately 2.5% and 2.6% of the Company’s total investments as of December 31, 2018 and 2017, respectively, the majority of which are associated with one client. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due to the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. The Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.
Funds Withheld at Interest
Funds withheld at interest comprised approximately 10.6% and 11.8% of the Company’s total investments as of December 31, 2018 and 2017, respectively. Of the $5.8 billion funds withheld at interest balance, net of embedded derivatives, as of December 31, 2018, $3.8 billion of the balance is associated with one client. For reinsurance agreements written on a modco basis and certain agreements written on a coinsurance funds withheld basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company and are reflected as funds withheld at interest on the Company’s consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances against amounts owed to the Company from the ceding company.
Other Invested Assets
Other invested assets include limited partnership interests, joint ventures (other than operating joint ventures), equity release mortgages, derivative contracts and fair value option (“FVO”) contractholder-directed unit-linked investments. Other invested assets also include Federal Home Loan Bank of Des Moines (“FHLB”) common stock, which is included in Other in the table below. Other invested assets represented approximately 3.5% and 2.9% of the Company’s total investments as of December 31, 2018 and 2017, respectively. Carrying values of these assets as of December 31, 2018 and 2017 are as follows (dollars in thousands):

	2018	2017
Limited partnership interests and real estate joint ventures	$965,094	$781,124
Equity release mortgages	475,905	219,940
Derivatives	180,699	137,613
FVO contractholder-directed unit-linked investments	197,770	218,541
Other	95,829	148,114
Total other invested assets	$1,915,297	$1,505,332

Note 5   DERIVATIVE INSTRUMENTS
Accounting for Derivative Instruments and Hedging Activities
See Note 2 – “Significant Accounting Policies and Pronouncements” for a detailed discussion of the accounting treatment for derivative instruments, including embedded derivatives and Note 6 – “Fair Value of Assets and Liabilities” for additional disclosures related to the fair value hierarchy for derivative instruments, including embedded derivatives.
Types of Derivatives Used by the Company
Credit Derivatives
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
Equity Derivatives
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
Foreign Currency Derivatives
Foreign currency swaps are used by the Company to reduce the risk from fluctuations in foreign currency exchange rates associated with its assets and liabilities denominated in foreign currencies. With a foreign currency swap transaction, the Company agrees with another party to exchange, at specified intervals, the difference between one currency and another at a forward exchange rate calculated by reference to an agreed upon principal amount. The principal amount of each currency is exchanged at the termination of the currency swap by each party. The Company uses foreign currency swaps in hedges of net investments in foreign operations and fair value hedges.
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

Interest Rate Derivatives
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
The Company sells fee-based synthetic guaranteed investment contracts (“GICs”) to retirement plans that include investment-only, stable value contracts. The assets are owned by the trustees of such plans, who invest the assets under the terms of investment guidelines to which the Company agrees. The contracts contain a guarantee of a minimum rate of return on participant balances supported by the underlying assets, and a guarantee of liquidity to meet certain participant-initiated plan cash flow requirements. These contracts are reported as derivatives and recorded at fair value.
Other Derivatives
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
The Company has certain embedded derivatives that are required to be separated from their host contracts and reported as derivatives. Host contracts include reinsurance treaties structured on a modco or funds withheld basis. Additionally, the Company reinsures equity-indexed annuity and variable annuity contracts with benefits that are considered embedded derivatives, including guaranteed minimum withdrawal benefits, guaranteed minimum accumulation benefits, and guaranteed minimum income benefits. The changes in fair values of embedded derivatives on equity-indexed annuities described below relate to changes in the fair value associated with capital market and other related assumptions. The Company’s utilization of a credit valuation adjustment did not have a material effect on the change in fair value of its embedded derivatives for the years ended December 31, 2018, 2017 and 2016.

Summary of Derivative Positions
Derivatives, except for embedded derivatives and longevity and mortality swaps, are carried on the Company’s consolidated balance sheets in other invested assets or other liabilities, at fair value. Longevity and mortality swaps are included on the consolidated balance sheets in other assets or other liabilities, at fair value. Embedded derivative assets and liabilities on modco or funds withheld arrangements are included on the consolidated balance sheets with the host contract in funds withheld at interest, at fair value. Embedded derivative liabilities on indexed annuity and variable annuity products are included on the consolidated balance sheets with the host contract in interest-sensitive contract liabilities, at fair value. The following table presents the notional amounts and gross fair value of derivative instruments prior to taking into account the netting effects of master netting agreements as of December 31, 2018 and 2017 (dollars in thousands):

		December 31, 2018			December 31, 2017
	Primary Underlying Risk	Notional	Carrying Value/Fair Value		Notional	Carrying Value/Fair Value
		Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	Interest rate	$1,040,588	$47,652	$961	$996,204	$59,809	$2,372
Financial futures	Equity	325,620	—	—	412,438	—	—
Foreign currency swaps	Foreign currency	149,698	504	4,659	—	—	—
Foreign currency forwards	Foreign currency	25,000	—	234	6,030	—	28
CPI swaps	CPI	385,580	—	11,384	221,932	—	2,160
Credit default swaps	Credit	1,338,300	6,003	1,166	961,200	8,319	1,651
Equity options	Equity	439,158	42,836	—	632,251	23,271	—
Longevity swaps	Longevity	917,360	47,789	—	960,400	40,659	—
Mortality swaps	Mortality	25,000	—	369	—	—	1,683
Synthetic GICs	Interest rate	13,397,729	—	—	10,052,576	—	—
Embedded derivatives in:
Modco or funds withheld arrangements		—	109,597	—	—	122,194	—
Indexed annuity products		—	—	776,940	—	—	861,758
Variable annuity products		—	—	167,925	—	—	152,470
Total non-hedging derivatives		18,044,033	254,381	963,638	14,243,031	254,252	1,022,122
Derivatives designated as hedging instruments:
Interest rate swaps	Foreign currency/Interest rate	435,000	—	27,257	435,000	—	20,389
Foreign currency swaps	Foreign currency	494,461	51,311	—	672,921	65,207	8,496
Foreign currency forwards	Foreign currency	911,197	50,974	—	553,175	1,265	7,720
Total hedging derivatives		1,840,658	102,285	27,257	1,661,096	66,472	36,605
Total derivatives		$19,884,691	$356,666	$990,895	$15,904,127	$320,724	$1,058,727
Fair Value Hedges
The Company designates and reports certain foreign currency swaps to hedge the foreign currency fair value exposure of foreign currency denominated assets as fair value hedges when they meet the requirements of the general accounting principles for Derivatives and Hedging. The gain or loss on the hedged item attributable to a change in foreign currency and the offsetting gain or loss on the related foreign currency swaps as of December 31, 2018, 2017 and 2016 were (dollars in thousands):

Type of Fair Value Hedge	Hedged Item	Gains (Losses) Recognized for Derivatives (1)	Gains (Losses) Recognized for Hedged Items (1)
For the Year Ended December 31, 2018:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$(11,164)	$12,446
For the Year Ended December 31, 2017:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$9,456	$(9,456)
For the Year Ended December 31, 2016:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$(1,700)	$1,700

(1)	The net amount represents the ineffective portion of the fair value hedges.

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
The following table presents the components of AOCI, before income tax, and the consolidated income statement classification where the gain or loss is recognized related to cash flow hedges for the years ended December 31, 2018, 2017 and 2016 (dollars in thousands):

Amounts Included in AOCI
Balance December 31, 2015	$(29,397)
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	27,110
Amounts reclassified to investment related (gains) losses, net	278
Amounts reclassified to investment income	(487)
Balance December 31, 2016	(2,496)
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	6,316
Amounts reclassified to investment related (gains) losses, net	(775)
Amounts reclassified to investment income	(505)
Amounts reclassified to interest expense	79
Balance December 31, 2017	2,619
Gains (losses) deferred in other comprehensive income (loss) on the effective portion of cash flow hedges	6,644
Amounts reclassified to investment income	(292)
Amounts reclassified to interest expense	(183)
Balance December 31, 2018	$8,788
As of December 31, 2018, the before-tax deferred net gains on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are approximately $0.1 million and $1.9 million in investment income and interest expense, respectively.
The following table presents the effective portion of derivatives in cash flow hedging relationships on the consolidated statements of income and the consolidated statements of stockholders’ equity for the years ended December 31, 2018, 2017 and 2016 (dollars in thousands):

	Effective Portion
Derivative Type	Gains (Losses) Deferred in OCI	Gains (Losses) Reclassified into Income from OCI
For the year ended December 31, 2018:		Investment Related Gains (Losses)	Investment Income	Interest Expense
Interest rate	$12,886	$—	$—	$183
Foreign currency/Interest rate	(6,242)	—	292	—
Total	$6,644	$—	$292	$183

For the year ended December 31, 2017:
Interest rate	$(5,649)	$—	$—	$(79)
Foreign currency/Interest rate	11,955	—	380	—
Forward bond purchase commitments	10	775	125	—
Total	$6,316	$775	$505	$(79)

For the year ended December 31, 2016:
Interest rate	$27,901	$—	$—	$—
Foreign currency/Interest rate	(791)	—	510	—
Forward bond purchase commitments	—	(278)	(23)	—
Total	$27,110	$(278)	$487	$—
For the years ended December 31, 2018, 2017 and 2016, the ineffective portion of derivatives reported as cash flow hedges was not material to the Company’s results of operations. Also, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.
Hedges of Net Investments in Foreign Operations
The Company uses foreign currency swaps and foreign currency forwards to hedge a portion of its net investment in certain foreign operations against adverse movements in exchange rates. The following table illustrates the Company’s net investments in foreign operations (“NIFO”) hedges for the years ended December 31, 2018, 2017 and 2016 (dollars in thousands):

	Derivative Gains (Losses) Deferred in AOCI
	For the year ended
Type of NIFO Hedge (1) (2)	2018	2017	2016
Foreign currency swaps	$31,431	$(37,567)	$(10,234)
Foreign currency forwards	55,913	(10,386)	—

(1)
There were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from accumulated other comprehensive income (loss) into investment income during the periods presented.

(2)	There was no ineffectiveness recognized for the Company’s hedges of net investments in foreign operations.
The cumulative foreign currency translation gain recorded in AOCI related to these hedges was $201.0 million and $113.7 million as of December 31, 2018 and 2017, respectively. If a hedged foreign operation was sold or substantially liquidated, the amounts in AOCI would be reclassified to the consolidated statements of income. A pro rata portion would be reclassified upon partial sale of a hedged foreign operation.
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
A summary of the effect of non-hedging derivatives, including embedded derivatives, on the Company’s consolidated statements of income for the years ended December 31, 2018, 2017 and 2016 is as follows (dollars in thousands):

		Gains (Losses) for the Years Ended December 31,
Type of Non-hedging Derivative	Income Statement Location of Gains (Losses)	2018	2017	2016
Interest rate swaps	Investment related gains (losses), net	$(21,314)	$11,278	$7,649
Financial futures	Investment related gains (losses), net	21,200	(36,160)	(40,242)
Foreign currency swaps	Investment related gains (losses), net	(3,695)	—	—
Foreign currency forwards	Investment related gains (losses), net	(234)	591	1,630
Consumer price index swaps	Investment related gains (losses), net	(10,047)	(2,078)	(401)
Credit default swaps	Investment related gains (losses), net	(2,150)	18,118	18,100
Equity options	Investment related gains (losses), net	7,315	(42,953)	(28,270)
Longevity swaps	Other revenues	9,215	9,358	13,095
Mortality swaps	Other revenues	(386)	(921)	(172)
Subtotal		(96)	(42,767)	(28,611)
Embedded derivatives in:
Modco or funds withheld arrangements	Investment related gains (losses), net	(12,597)	144,723	54,169
Indexed annuity products	Interest credited	27,591	(80,062)	10,708
Variable annuity products	Investment related gains (losses), net	(15,455)	32,166	7,835
Total non-hedging derivatives		$(557)	$54,060	$44,101

Credit Derivatives
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of credit default swaps sold by the Company as of December 31, 2018 and 2017 (dollars in thousands):

	2018			2017
Rating Agency Designation of Referenced Credit Obligations(1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)
AAA/AA+/AA/AA-/A+/A/A-
Single name credit default swaps	$1,953	$152,000	2.2	$3,128	$162,000	2.9
Subtotal	1,953	152,000	2.2	3,128	162,000	2.9
BBB+/BBB/BBB-
Single name credit default swaps	2,930	353,700	2.2	4,469	361,700	2.9
Credit default swaps referencing indices	(76)	817,600	6.4	(55)	422,600	4.0
Subtotal	2,854	1,171,300	5.1	4,414	784,300	3.5
BB+/BB/BB-
Single name credit default swaps	30	15,000	0.7	30	5,000	1.5
Subtotal	30	15,000	0.7	30	5,000	1.5
Total	$4,837	$1,338,300	4.7	$7,572	$951,300	3.4

(1)	The rating agency designations are based on ratings from Standard and Poor’s (“S&P”).

(2)	Assumes the value of the referenced credit obligations is zero.

(3)	The weighted average years to maturity of the credit default swaps is calculated based on weighted average notional amounts.
Netting Arrangements and Credit Risk
Certain of the Company’s derivatives are subject to enforceable master netting arrangements and reported as a net asset or liability in the consolidated balance sheets. The Company nets all derivatives that are subject to such arrangements.
The Company has elected to include all derivatives, except embedded derivatives, in the tables below, irrespective of whether they are subject to an enforceable master netting arrangement or a similar agreement. See Note 4 – “Investments” for information regarding the Company’s securities borrowing, lending, repurchase and repurchase/reverse repurchase programs. See “Embedded Derivatives” above for information regarding the Company’s bifurcated embedded derivatives.
The following table provides information relating to the netting of the Company’s derivative instruments as of December 31, 2018 and December 31, 2017 (dollars in thousands):

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments(1)	Cash Collateral Pledged/ Received	Net Amount
December 31, 2018:
Derivative assets	$247,069	$(18,581)	$228,488	$—	$(235,611)	$(7,123)
Derivative liabilities	46,030	(18,581)	27,449	(71,376)	(24,080)	(68,007)
December 31, 2017:
Derivative assets	$198,530	$(20,258)	$178,272	$(862)	$(185,900)	$(8,490)
Derivative liabilities	44,499	(20,258)	24,241	(58,156)	(22,221)	(56,136)

(1)	Includes initial margin posted to a central clearing partner.
The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments with a positive fair value. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value at the reporting date plus or minus any collateral posted or held by the Company. The Company had no credit exposure related to its derivative contracts, as of December 31, 2018 and 2017, as the net amount of collateral pledged to the Company from counterparties exceeded the fair value of the derivative contracts.
Derivatives may be exchange-traded or they may be privately negotiated contracts, which are referred to as over-the-counter (“OTC”) derivatives. Certain of the Company’s OTC derivatives are cleared and settled through central clearing counterparties (“OTC cleared”) and others are bilateral contracts between two counterparties. The Company manages its credit risk related to OTC derivatives by entering into transactions with creditworthy counterparties, maintaining collateral arrangements and through the use of master netting agreements that provide for a single net payment to be made by one counterparty to another at each due date and upon termination. The Company is only exposed to the default of the central clearing counterparties for OTC cleared derivatives, and these transactions require initial and daily variation margin collateral postings. Exchange-traded derivatives are settled on a daily basis, thereby reducing the credit risk exposure in the event of non-performance by counterparties to such financial instruments.

Note 6     FAIR VALUE OF ASSETS AND LIABILITIES
Fair Value Measurement
General accounting principles for Fair Value Measurements and Disclosures define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. These principles also establish a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value and describes three levels of inputs that may be used to measure fair value:
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

Assets and Liabilities by Hierarchy Level
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017 are summarized below (dollars in thousands):

December 31, 2018:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
Corporate	$23,982,119	$—	$22,651,194	$1,330,925
Canadian government	3,892,385	—	3,364,261	528,124
RMBS	1,869,221	—	1,862,366	6,855
ABS	2,149,204	—	2,053,632	95,572
CMBS	1,419,034	—	1,419,012	22
U.S. government	2,185,874	2,067,529	100,320	18,025
State and political subdivisions	752,194	—	741,992	10,202
Other foreign government	3,742,315	—	3,737,309	5,006
Total fixed maturity securities – available-for-sale	39,992,346	2,067,529	35,930,086	1,994,731
Equity securities	82,197	48,737	—	33,460
Funds withheld at interest – embedded derivatives	109,597	—	—	109,597
Cash equivalents	485,167	473,509	11,658	—
Short-term investments	105,991	4,989	98,774	2,228
Other invested assets:
Derivatives:
Interest rate swaps	37,976	—	37,976	—
Foreign currency forwards	50,740	—	50,740	—
Credit default swaps	4,466	—	4,466	—
Equity options	36,206	—	36,206	—
Foreign currency swaps	51,311	—	51,311	—
FVO contractholder-directed unit-linked investments	197,770	196,781	989	—
Total other invested assets	378,469	196,781	181,688	—
Other assets - longevity swaps	47,789	—	—	47,789
Total	$41,201,556	$2,791,545	$36,222,206	$2,187,805
Liabilities:
Interest-sensitive contract liabilities – embedded derivatives	$944,865	$—	$—	$944,865
Other liabilities:
Derivatives:
Interest rate swaps	18,542	—	18,542	—
Foreign currency swaps - non-hedged	4,155	—	4,155	—
CPI swaps	11,384	—	11,384	—
Credit default swaps	(371)	—	(371)	—
Equity options	(6,630)	—	(6,630)	—
Mortality swaps	369	—	—	369
Total	$972,314	$—	$27,080	$945,234

December 31, 2017:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
Corporate	$23,210,968	$—	$21,873,696	$1,337,272
Canadian government	4,220,076	—	3,626,134	593,942
RMBS	1,719,880	—	1,611,998	107,882
ABS	1,648,362	—	1,524,888	123,474
CMBS	1,303,387	—	1,300,153	3,234
U.S. government	1,943,592	1,818,006	103,075	22,511
State and political subdivisions	703,428	—	662,225	41,203
Other foreign government	3,401,127	—	3,396,035	5,092
Total fixed maturity securities – available-for-sale	38,150,820	1,818,006	34,098,204	2,234,610
Equity securities:
Non-redeemable preferred stock	39,806	39,806	—	—
Other equity securities	60,346	60,346	—	—
Funds withheld at interest – embedded derivatives	122,194	—	—	122,194
Cash equivalents	356,788	354,071	2,717	—
Short-term investments	50,746	—	47,650	3,096
Other invested assets:
Derivatives:
Interest rate swaps	51,359	—	51,359	—
Foreign currency forwards	730	—	730	—
CPI swaps	(221)	—	(221)	—
Credit default swaps	5,908	—	5,908	—
Equity options	16,932	—	16,932	—
Foreign currency swaps	62,905	—	62,905	—
FVO contractholder-directed unit-linked investments	218,541	217,618	923	—
Total other invested assets	356,154	217,618	138,536	—
Other assets - longevity swaps	40,659	—	—	40,659
Total	$39,177,513	$2,489,847	$34,287,107	$2,400,559
Liabilities:
Interest-sensitive contract liabilities – embedded derivatives	$1,014,228	$—	$—	$1,014,228
Other liabilities:
Derivatives:
Interest rate swaps	14,311	—	14,311	—
Foreign currency forwards	7,213	—	7,213	—
CPI swaps	1,939	—	1,939	—
Credit default swaps	(760)	—	(760)	—
Equity options	(6,339)	—	(6,339)	—
Foreign currency swaps	6,194	—	6,194	—
Mortality swaps	1,683	—	—	1,683
Total	$1,038,469	$—	$22,558	$1,015,911
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
The methods and assumptions the Company uses to estimate the fair value of assets and liabilities measured at fair value on a recurring basis are summarized below. See “Valuation Process for Fair Value Measurements Categorized within Level 3” for additional information on Level 3 valuations.
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
The inputs used in the valuation of corporate and government securities include, but are not limited to standard market observable inputs that are derived from, or corroborated by, market observable data including market yield curve, duration, call provisions, observable prices and spreads for similar publicly traded or privately placed issues that incorporate the credit quality and industry sector of the issuer. For private placements and structured securities, valuation is based primarily on matrix pricing or other similar techniques using standard market inputs including spreads for actively traded securities, spreads off benchmark yields, expected prepayment speeds and volumes, current and forecasted loss severity, rating, weighted average coupon, weighted average maturity, average delinquency rates, geographic region, debt service coverage ratios and issuance-specific information including, but not limited to: collateral type, payment terms of the underlying assets, payment priority within the tranche, structure of the security, deal performance and vintage of loans.
When observable inputs are not available, the market standard valuation techniques for determining the estimated fair value of certain types of securities that trade infrequently, and therefore have little or no price transparency, rely on inputs that are significant to the estimated fair value that are not observable in the market or cannot be derived principally from or corroborated by observable market data, such as market illiquidity. Other significant unobservable inputs used in the fair value measurement of the Company’s private debt investments include a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”). These unobservable inputs can be based in large part on management judgment or estimation, and cannot be supported by reference to market activity. Even though unobservable, these inputs are based on assumptions deemed appropriate given the circumstances and are believed to be consistent with what other market participants would use when pricing such securities.
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
Equity Securities – Equity securities consist principally of exchange-traded funds and common and preferred stock of publicly and privately traded companies. The fair values of publicly traded equity securities are primarily based on quoted market prices in active markets and are classified within Level 1 in the fair value hierarchy. Non-binding broker quotes and internally developed evaluations for equity securities are generally based on significant unobservable inputs and are reflected as Level 3 in the fair value hierarchy.
Credit Valuation Adjustment – The Company uses a structural default risk model to estimate a CVA. The input assumptions are a combination of externally derived and published values (default threshold and uncertainty), market inputs (interest rate, equity price per share, debt per share, equity price volatility) and insurance industry data (Loss Given Default), adjusted for market recoverability.
Cash Equivalents and Short-Term Investments – Cash equivalents and short-term investments include money market instruments, commercial paper and other highly liquid debt instruments. Money market instruments are generally valued using unadjusted quoted prices in active markets that are accessible for identical assets and are primarily classified as Level 1. The fair value of certain other cash equivalents and short-term investments, such as bonds with original maturities twelve months or less, are based upon other market observable data and are typically classified as Level 2. However, certain short-term investments may incorporate significant unobservable inputs resulting in a Level 3 classification. Various time deposits, certificates of deposit and sweeps carried as cash equivalents or short-term investments are not measured at estimated fair value and therefore are excluded from the tables presented.
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

Transfers between Levels 1 and 2
Transfers between Levels 1 and 2 are made to reflect changes in observability of inputs and market activity. The Company recognizes transfers of assets and liabilities into and out of levels within the fair value hierarchy at the beginning of the quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1 and Level 2 for the year ended December 31, 2018. The following table presents the transfers between Level 1 and Level 2 during the year ended December 31, 2017 (dollars in thousands):

	2017
	Transfers from Level 1 to Level 2	Transfers from Level 2 to Level 1
Fixed maturity securities - available-for-sale:
Corporate	$596,809	$88,674
Other foreign government	317,640	—
Quantitative Information Regarding Internally-Priced Assets and Liabilities
The following table presents quantitative information about significant unobservable inputs used in Level 3 fair value measurements that are developed internally by the Company as of December 31, 2018 and 2017 (dollars in thousands):

	Fair Value		Valuation	Unobservable	Range (Weighted Average)
Assets:	2018	2017	Technique	Input	2018	2017
Corporate	$642,647	$173,579	Market comparable securities	Liquidity premium	0-5% (1%)	0-2% (1%)
				EBITDA Multiple	5.9x-7.5x (6.5x)	—
ABS	77,842	—	Market comparable securities	Liquidity premium	0-1% (1%)	—
U.S. government	18,025	22,511	Market comparable securities	Liquidity premium	0-1% (1%)	0-1% (1%)
State and political subdivisions	—	4,616	Market comparable securities	Liquidity premium	—	1%
Other foreign government	5,006	—	Market comparable securities	Liquidity premium	1%	—
Equity securities	25,007	—	Market comparable securities	Liquidity premium	4%	—
				EBITDA Multiple	6.9x-12.3x (7.9x)	—
Funds withheld at interest- embedded derivatives	109,597	122,194	Total return swap	Mortality	0-100% (2%)	0-100% (2%)
				Lapse	0-35% (10%)	0-35% (9%)
				Withdrawal	0-5% (3%)	0-5% (3%)
				CVA	0-5% (1%)	0-5% (1%)
				Crediting rate	2-4% (2%)	2-4% (2%)
Longevity swaps	47,789	40,659	Discounted cash flow	Mortality	0-100% (2%)	0-100% (2%)
				Mortality improvement	(10%)-10% (3%)	(10%)-10% (3%)
Liabilities:
Interest-sensitive contract liabilities- embedded derivatives- indexed annuities	776,940	861,758	Discounted cash flow	Mortality	0-100% (2%)	0-100% (2%)
				Lapse	0-35% (10%)	0-35% (9%)
				Withdrawal	0-5% (3%)	0-5% (3%)
				Option budget projection	2-4% (2%)	2-4% (2%)
Interest-sensitive contract liabilities- embedded derivatives- variable annuities	167,925	152,470	Discounted cash flow	Mortality	0-100% (1%)	0-100% (1%)
				Lapse	0-25% (5%)	0-25% (5%)
				Withdrawal	0-7% (5%)	0-7% (3%)
				CVA	0-5% (1%)	0-5% (1%)
				Long-term volatility	0-27% (13%)	0-27% (8%)
Mortality swaps	369	1,683	Discounted cash flow	Mortality	0-100% (1%)	0-100% (1%)

Valuation Process for Fair Value Measurements Categorized within Level 3
As of December 31, 2018 and 2017, respectively, the Company classified approximately 5.0% and 5.9% of its fixed maturity securities in the Level 3 category. These securities primarily consist of private placement corporate securities, bank loans and Canadian provincial strips with inactive trading markets.
The significant unobservable inputs used in the fair value measurement of the Company’s corporate, sovereign, government-backed, other political subdivision and equity security investments include probability of default, liquidity premium and subordination premium. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumptions used for the liquidity premium and subordination premium. For securities with a fair value derived using the market comparable pricing valuation technique, liquidity premium is the only significant unobservable input.
Other significant unobservable inputs used in the fair value measurement of the Company’s private debt and equity investments include a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”). An increase (decrease) in the EBITDA multiple would result in a higher (lower) fair value measurement.
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
The actuarial assumptions used in the fair value of embedded derivatives, which include assumptions related to lapses, withdrawals, and mortality, are based on experience studies performed by the Company in combination with available industry information and are reviewed on a periodic basis, at least annually. The significant unobservable inputs used in the fair value measurement of embedded derivatives are assumptions associated with policyholder experience and selected capital market assumptions for equity-indexed and variable annuities. The selected capital market assumptions, which include long-term implied volatilities, are projections based on short-term historical information. Changes in interest rates, equity indices, equity volatility, CVA, and actuarial assumptions regarding policyholder experience may result in significant fluctuations in the value of embedded derivatives.
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

The reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows (dollars in thousands):

For the year ended December 31, 2018:	Fixed maturity securities - available-for-sale
	Corporate	Canadian government	RMBS	ABS
Fair value, beginning of period	$1,337,272	$593,942	$107,882	$123,474
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(1,045)	13,965	(129)	224
Investment related gains (losses), net	(4,651)	—	312	1,910
Included in other comprehensive income	(32,983)	(79,783)	(1,786)	(1,344)
Purchases(1)	509,134	—	52,279	42,120
Sales(1)	(106,005)	—	(4,961)	(462)
Settlements(1)	(273,898)	—	(4,633)	(57,476)
Transfers into Level 3	9,948	—	3,031	73,289
Transfers out of Level 3	(106,847)	—	(145,140)	(86,163)
Fair value, end of period	$1,330,925	$528,124	$6,855	$95,572
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(998)	$13,965	$3	$209
Investment related gains (losses), net	(6,320)	—	—	—

For the year ended December 31, 2018 (continued):	Fixed maturity securities - available-for-sale
	CMBS	U.S. government	State and political subdivisions	Other foreign government
Fair value, beginning of period	$3,234	$22,511	$41,203	$5,092
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	—	(423)	9	—
Investment related gains (losses), net	1	(208)	—	—
Included in other comprehensive income	(65)	(436)	66	(86)
Purchases(1)	—	418	—	—
Sales(1)	(1,751)	—	—	—
Settlements(1)	(5)	(3,837)	(494)	—
Transfers into Level 3	1,752	—	9,859	—
Transfers out of Level 3	(3,144)	—	(40,441)	—
Fair value, end of period	$22	$18,025	$10,202	$5,006
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$—	$(417)	$8	$—

For the year ended December 31, 2018 (continued):
	Equity securities	Funds withheld at interest-embedded derivatives	Short-term investments	Other assets - longevity swaps	Interest-sensitive contract liabilities embedded derivatives	Other liabilities - mortality swaps
Fair value, beginning of period	$—	$122,194	$3,096	$40,659	$(1,014,228)	$(1,683)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment related gains (losses), net	(12,600)	(12,597)	—	—	(15,455)	—
Interest credited	—	—	—	—	27,590	—
Included in other comprehensive income	—	—	1	(2,085)	—	—
Other revenues	—	—	—	9,215	—	(386)
Purchases(1)	13,962	—	2,624	—	(19,182)	—
Sales(1)	(6,759)	—	(250)	—	—	—
Settlements(1)	(48)	—	(461)	—	76,410	1,700
Transfers into Level 3	38,905	—	—	—	—	—
Transfers out of Level 3	—	—	(2,782)	—	—	—
Fair value, end of period	$33,460	$109,597	$2,228	$47,789	$(944,865)	$(369)
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment related gains (losses), net	$(15,992)	$(12,597)	$—	$—	$(22,393)	$—
Other revenues	—	—	—	9,215	—	(386)
Interest credited	—	—	—	—	(48,819)	—

For the year ended December 31, 2017:	Fixed maturity securities - available-for-sale
	Corporate	Canadian government	RMBS	ABS
Fair value, beginning of period	$1,272,253	$475,965	$160,291	$219,280
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(1,429)	13,180	(346)	1,776
Investment related gains (losses), net	4,991	—	729	245
Included in other comprehensive income	(6,719)	104,797	2,341	7,044
Purchases(1)	408,995	—	76,792	45,215
Sales(1)	(89,248)	—	(28,043)	—
Settlements(1)	(285,958)	—	(18,988)	(87,328)
Transfers into Level 3	47,360	—	9,100	85,152
Transfers out of Level 3	(12,973)	—	(93,994)	(147,910)
Fair value, end of period	$1,337,272	$593,942	$107,882	$123,474
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(1,457)	$13,180	$(196)	$669
Investment related gains (losses), net	(5,389)	—	(346)	—

For the year ended December 31, 2017 (continued):	Fixed maturity securities - available-for-sale
	CMBS	U.S. government	State and political subdivisions	Other foreign government
Fair value, beginning of period	$21,145	$24,488	$41,666	$12,869
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	709	(461)	(55)	(1)
Investment related gains (losses), net	(595)	—	—	—
Included in other comprehensive income	(71)	19	(15)	(252)
Purchases(1)	—	465	—	496
Sales(1)	(3,720)	—	—	—
Settlements(1)	(5,404)	(2,000)	(843)	(672)
Transfers into Level 3	1,302	—	7,294	—
Transfers out of Level 3	(10,132)	—	(6,844)	(7,348)
Fair value, end of period	$3,234	$22,511	$41,203	$5,092
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$—	$(461)	$(54)	$(1)

For the year ended December 31, 2017 (continued):
	Short-term investments	Funds withheld at interest-embedded derivatives	Other assets - longevity swaps	Interest-sensitive contract liabilities embedded derivatives	Other liabilities - mortality swaps
Fair value, beginning of period	$3,346	$(22,529)	$26,958	$(990,308)	$(2,462)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment related gains (losses), net	—	144,723	—	32,166	—
Interest credited	—	—	—	(80,062)	—
Included in other comprehensive income	11	—	4,343	—	—
Other revenues	—	—	9,358	—	(921)
Purchases(1)	3,703	—	—	(55,237)	—
Settlements(1)	(335)	—	—	79,213	1,700
Transfers out of Level 3	(3,629)	—	—	—	—
Fair value, end of period	$3,096	$122,194	$40,659	$(1,014,228)	$(1,683)
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment related gains (losses), net	$—	$144,723	$—	$23,472	$—
Other revenues	—	—	9,358	—	(921)
Interest credited	—	—	—	(159,276)	—

For the year ended December 31, 2016:	Fixed maturity securities - available-for-sale
	Corporate	Canadian government	RMBS	ABS
Fair value, beginning of period	$1,226,970	$416,076	$330,649	$303,836
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(2,399)	12,197	(595)	801
Investment related gains (losses), net	(4,756)	—	(2,153)	1,101
Included in other comprehensive income	10,022	47,692	(1,621)	(2,696)
Purchases(1)	312,720	—	103,553	138,522
Sales(1)	(60,399)	—	(167,684)	(38,681)
Settlements(1)	(195,016)	—	(38,495)	(61,770)
Transfers into Level 3	14,098	—	1,728	56,105
Transfers out of Level 3	(28,987)	—	(65,091)	(177,938)
Fair value, end of period	$1,272,253	$475,965	$160,291	$219,280
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(2,343)	$12,197	$(158)	$734
Investment related gains (losses), net	(817)	—	(231)	—

For the year ended December 31, 2016 (continued):	Fixed maturity securities - available-for-sale
	CMBS	U.S. government	State and political subdivisions	Other foreign government
Fair value, beginning of period	$68,563	$26,265	$38,342	$14,065
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	1,677	(487)	215	—
Investment related gains (losses), net	(876)	—	—	—
Included in other comprehensive income	(5,887)	39	962	110
Purchases(1)	1,545	508	6,952	—
Sales(1)	(41,143)	—	—	—
Settlements(1)	(552)	(1,837)	(599)	(1,306)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	(2,182)	—	(4,206)	—
Fair value, end of period	$21,145	$24,488	$41,666	$12,869
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$1,552	$(487)	$215	$—

For the year ended December 31, 2016 (continued):
	Short-term investments	Funds withheld at interest-embedded derivatives	Other assets - longevity swaps	Interest- sensitive contract liabilities embedded derivatives	Other liabilities - mortality swaps
Fair value, beginning of period	$—	$(76,698)	$14,996	$(1,070,584)	$(2,619)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment related gains (losses), net	—	54,169	—	7,834	—
Interest credited	—	—	—	10,709	—
Included in other comprehensive income	—	—	(1,133)	—	—
Other revenues	—	—	13,095	—	(172)
Purchases(1)	3,365	—	—	(12,725)	—
Settlements(1)	(19)	—	—	74,458	329
Fair value, end of period	$3,346	$(22,529)	$26,958	$(990,308)	$(2,462)
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment related gains (losses), net	$—	$54,169	$—	$(4,579)	$—
Other revenues	—	—	13,095	—	(172)
Interest credited	—	—	—	(63,748)	—

(1)
The amount reported within purchases, sales and settlements is the purchase price (for purchases) and the sales/settlement proceeds (for sales and settlements) based upon the actual date purchased or sold/settled. Items purchased and sold/settled in the same period are excluded from the rollforward. The Company had no issuances during the period.

Nonrecurring Fair Value Measurements
The following table presents information for financial instruments measured at an estimated fair value on a nonrecurring basis during the periods presented and still held at the reporting date (for example, when there is evidence of impairment). The estimated fair values for these financial instruments were determined using significant unobservable inputs (Level 3).

	Carrying Value After Measurement		Net Investment Gains (Losses)
	At December 31,		Years ended December 31,
(dollars in thousands)	2018	2017	2018	2017
Limited partnership interests(1)	$4,596	$4,656	$(3,200)	$(7,204)
Private equities(2)	—	106	—	(531)

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

Fair Value of Financial Instruments
The Company is required by general accounting principles for Fair Value Measurements and Disclosures to disclose the fair value of certain financial instruments including those that are not carried at fair value. The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments, which were not measured at fair value on a recurring basis, as of December 31, 2018 and 2017 (dollars in thousands). This table excludes any payables or receivables for collateral under repurchase agreements and other transactions. The estimated fair value of the excluded amount approximates carrying value as they equal the amount of cash collateral received/paid.

		Estimated Fair	Fair Value Measurement Using:
December 31, 2018:	Carrying Value (1)	Value	Level 1	Level 2	Level 3	NAV
Assets:
Mortgage loans on real estate	$4,966,298	$4,917,416	$—	$—	$4,917,416	$—
Policy loans	1,344,980	1,344,980	—	1,344,980	—	—
Funds withheld at interest	5,655,055	5,802,518	—	—	5,802,518	—
Cash and cash equivalents	1,404,566	1,404,566	1,404,566	—	—	—
Short-term investments	36,607	36,607	36,607	—	—	—
Other invested assets	945,731	941,449	4,640	83,203	477,214	376,392
Accrued investment income	427,893	427,893	—	427,893	—	—
Liabilities:
Interest-sensitive contract liabilities	$14,547,436	$14,611,011	$—	$—	$14,611,011	$—
Long-term debt	2,787,873	2,752,047	—	—	2,752,047	—
Collateral finance and securitization notes	681,961	626,731	—	—	626,731	—

December 31, 2017:
Assets:
Mortgage loans on real estate	$4,400,533	$4,477,654	$—	$—	$4,477,654	$—
Policy loans	1,357,624	1,357,624	—	1,357,624	—	—
Funds withheld at interest	5,955,092	6,275,623	—	—	6,275,623	—
Cash and cash equivalents	946,736	946,736	946,736	—	—	—
Short-term investments	42,558	42,558	42,558	—	—	—
Other invested assets	690,198	718,282	28,540	67,778	286,839	335,125
Accrued investment income	392,721	392,721	—	392,721	—	—
Liabilities:
Interest-sensitive contract liabilities	$12,683,872	$12,917,243	$—	$—	$12,917,243	$—
Long-term debt	2,788,365	2,959,912	—	—	2,959,912	—
Collateral finance and securitization notes	783,938	722,145	—	—	722,145	—

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
Funds Withheld at Interest – The carrying value of funds withheld at interest approximates fair value except where the funds withheld are specifically identified in the agreement. When funds withheld are specifically identified in the agreement, the fair value is based on the fair value of the underlying assets that are held by the ceding company. Ceding companies use a variety of sources and pricing methodologies, which are not transparent to the Company and may include significant unobservable inputs, to value the securities that are held in distinct portfolios, therefore the valuation of these funds withheld assets are considered Level 3 in the fair value hierarchy.
Cash and Cash Equivalents and Short-term Investments – The carrying values of cash and cash equivalents and short-term investments approximates fair values due to the short-term maturities of these instruments and are considered Level 1 in the fair value hierarchy.

Other Invested Assets – This primarily includes limited partnership interests accounted for using the cost method, FHLB common stock, cash collateral and equity release mortgages. The fair value of limited partnership interests and other investments accounted for using the cost method is determined using the NAV of the Company’s ownership interest as provided in the financial statements of the investees. The fair value of the Company’s common stock investment in the FHLB is considered to be the carrying value and it is considered Level 2 in the fair value hierarchy. The fair value of the Company’s cash collateral is considered to be the carrying value and considered to be Level 1 in the fair value hierarchy. The fair value of the Company’s equity release mortgage loan portfolio, considered Level 3 in the fair value hierarchy, is estimated by discounting cash flows, both principal and interest, using a risk-free rate plus an illiquidity premium. The cash flow analysis considers future expenses, changes in property prices, and actuarial analysis of borrower behavior, mortality and morbidity.
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
Retrocession reinsurance treaties do not relieve the Company from its obligations to direct writing companies. Failure of retrocessionaires to honor their obligations could result in losses to the Company. Consequently, allowances would be established for amounts deemed uncollectible. At December 31, 2018 and 2017, no allowances were deemed necessary. The Company regularly evaluates the financial condition of the insurance companies from which it assumes and to which it cedes reinsurance.
Retrocessions are arranged through the Company’s retrocession pools for amounts in excess of the Company’s retention limit. As of December 31, 2018 and 2017, all rated retrocession pool participants followed by the A.M. Best Company were rated “A- (excellent)” or better except one pool member that was rated “B+.” The Company verifies retrocession pool participants’ ratings on a quarterly basis. For a majority of the retrocessionaires that were not rated, security in the form of letters of credit or trust assets has been posted. In addition, the Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance. In addition to its third party retrocessionaires, various RGA reinsurance subsidiaries retrocede amounts in excess of their retention to affiliated subsidiaries.

The following table presents information for the Company’s ceded reinsurance receivable assets, including the respective amount and A.M. Best rating for each reinsurer representing in excess of five percent of the total as of December 31, 2018 or 2017 (dollars in thousands):

		2018		2017
Reinsurer	A.M. Best Rating	Amount	% of Total	Amount	% of Total
Reinsurer A	A+	$303,036	40.0%	$301,478	38.6%
Reinsurer B	A+	193,324	25.5	203,898	26.1
Reinsurer C	A	69,885	9.2	67,723	8.7
Reinsurer D	A+	40,004	5.3	40,528	5.2
Reinsurer E	A++	36,600	4.8	40,592	5.2
Other reinsurers		114,723	15.2	127,808	16.2
Total		$757,572	100.0%	$782,027	100.0%
Included in the total ceded reinsurance receivables balance were $242.8 million and $243.8 million of claims recoverable, of which $17.4 million and $1.9 million were in excess of 90 days past due, as of December 31, 2018 and 2017, respectively.
The effect of reinsurance on net premiums is as follows (dollars in thousands):

Years ended December 31,	2018	2017	2016
Direct	$62,526	$61,571	$57,562
Reinsurance assumed	11,341,284	10,642,462	10,049,587
Reinsurance ceded	(860,034)	(862,903)	(858,278)
Net premiums	$10,543,776	$9,841,130	$9,248,871
The effect of reinsurance on claims and other policy benefits as follows (dollars in thousands):

Years ended December 31,	2018	2017	2016
Direct	$107,405	$104,447	$105,435
Reinsurance assumed	9,997,173	9,281,590	8,621,647
Reinsurance ceded	(785,649)	(867,120)	(733,707)
Net claims and other policy benefits	$9,318,929	$8,518,917	$7,993,375
The effect of reinsurance on life insurance in force is shown in the following schedule (dollars in millions):

	Direct	Assumed	Ceded	Net	Assumed/Net %
December 31, 2018	$1,363	$3,329,181	$186,172	$3,144,372	105.9%
December 31, 2017	1,462	3,297,275	205,529	3,093,208	106.6
December 31, 2016	1,576	3,062,525	214,727	2,849,374	107.5
At December 31, 2018 and 2017, respectively, the Company provided approximately $18.1 billion and $16.2 billion of financial reinsurance, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures, to other insurance companies under financial reinsurance transactions to assist ceding companies in meeting applicable regulatory requirements. Generally, such financial reinsurance is provided by the Company committing cash or assuming insurance liabilities, which are collateralized by future profits on the reinsured business. The Company earns a fee based on the amount of net outstanding financial reinsurance.
Reinsurance agreements, whether facultative or automatic, may provide for recapture rights on the part of the ceding company. Recapture rights permit the ceding company to reassume all or a portion of the risk formerly ceded to the reinsurer after an agreed-upon period of time, generally 10 years, or in some cases due to changes in the financial condition or ratings of the reinsurer. Recapture of business previously ceded does not affect premiums ceded prior to the recapture of such business, but would reduce premiums in subsequent periods. Additionally, some treaties give the ceding company the right to request the Company to place assets in trust for their benefit to support their reserve credits, in the event of a downgrade of the Company’s ratings to specified levels, generally non-investment grade levels, or if minimum levels of financial condition are not maintained. As of December 31, 2018 and 2017, these treaties had approximately $3,421.0 million and $2,901.1 million, respectively, in statutory reserves. Assets placed in trust continue to be owned by the Company, but their use is restricted based on the terms of the trust agreement. Securities with an amortized cost of $2,910.2 million and $2,214.1 million were held in trust to satisfy collateral requirements for reinsurance business for the benefit of certain RGA subsidiaries at December 31, 2018 and 2017, respectively. In addition, the Company’s collateral financing operations have asset in trust requirements. See Note 14 – “Collateral Finance and Securitization Notes” for additional information. Securities with an amortized cost of $20,072.7 million and $15,584.3 million, as of December 31, 2018 and 2017, respectively, were held in trust to satisfy collateral requirements under certain third-party reinsurance treaties. Under certain conditions, RGA may be obligated to move reinsurance from one RGA subsidiary company to another or make payments under the treaty. These conditions include change in control or ratings of the subsidiary, insolvency, nonperformance under a treaty, or loss of reinsurance license of such subsidiary.
Note 8   DEFERRED POLICY ACQUISITION COSTS
The following reflects the amounts of policy acquisition costs deferred and amortized (dollars in thousands):

Years ended December 31,	2018	2017	2016
Balance, beginning of year	$3,239,824	$3,338,605	$3,392,437
Capitalization	607,743	348,470	350,233
Amortization (including interest)	(437,696)	(432,474)	(341,115)
Change in value of embedded derivatives	14,658	(70,392)	(40,077)
Attributed to unrealized investment gains (losses)	26,608	(8,220)	(3,541)
Foreign currency translation	(53,367)	63,835	(19,332)
Balance, end of year	$3,397,770	$3,239,824	$3,338,605
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
Note 9   INCOME TAX
The Tax Cuts and Jobs Act (“U.S. Tax Reform”) was signed into law on December 22, 2017. U.S. Tax Reform made broad changes to the U.S. tax code, including (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) imposed a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminated U.S. federal income taxes on dividends from foreign subsidiaries; (4) eliminated the corporate alternative minimum tax (“AMT”) and changed how existing AMT credits can be realized; (5) created the base erosion anti-abuse tax (“BEAT”); (6) established a new provision designed to tax global intangible low-taxed income (“GILTI”), which allows for the possibility of using foreign tax credits and a deduction of up to 50% to offset the income tax liability (subject to some limitations); and (7) modified the rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.
In connection with the Company’s initial analysis of the impact of U.S. Tax Reform, it recorded a discrete provisional net tax benefit of $1,033.8 million in the period ending December 31, 2017. This estimated net benefit primarily consisted of the U.S. federal rate reduction from 35% to 21% applied to the net deferred tax liability. The Company provisionally estimated there would be no one-time transition tax on unrepatriated earnings of foreign subsidiaries. Further, as a result of U.S. Tax Reform, the Company established a valuation allowance of $58.9 million related to U.S. foreign tax credit carryforwards. The valuation allowance related to the Company’s interpretation of the changes in the ability to use existing foreign tax credit carryforwards against future foreign branch profits.
The SEC issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the tax effects of U.S. Tax Reform. SAB 118 provides a measurement period that should not extend beyond one year from U.S. Tax Reform enactment date for companies to complete the accounting under ASC 740. The Company completed its accounting for the effects of U.S. Tax Reform within the measurement period during the fourth quarter of 2018.
The Company’s refinement of the provisional estimates for the impact of U.S. Tax Reform resulted in the aforementioned valuation allowance adjustment and other immaterial adjustments to the amounts originally estimated. Upon review of the Proposed Treasury Regulations issued during the year and completion of the accumulated and current earnings and profits calculations of the Company’s foreign subsidiaries, no adjustment to the provisional estimate of the transition tax on unrepatriated earnings was necessary.
The valuation allowance established with U.S. Tax Reform was released in 2018. The Company recognized an uncertain tax position due to the expiration of the statute of limitations. Concurrent with this recognition of a prior year tax position, the Company established a new uncertain tax liability. The foreign tax credits were used to offset the new uncertain tax liability, hence a valuation allowance was no longer necessary.
Under GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to the GILTI as a current-period expense when incurred (“the period cost method”) or (2) factoring such amounts into a Company’s measurement of its deferred taxes (“the deferred method”). The Company made a policy election to account for GILTI as a period cost.

For the year ended December 31, 2018, the Company is not subject to the BEAT. The Company continues to monitor guidance as it is issued; however, it does not expect changes in guidance to result in a BEAT liability.
The effective tax rate for 2018 was lower than the U.S. Statutory rate of 21.0% primarily as a result of the release of a valuation allowance on foreign tax credits, which partially offset tax expense related to GILTI and valuation allowance increases. The effective tax rate for 2017 was lower than the U.S. Statutory rate of 35% primarily as a result of accounting for the effects of U.S. Tax Reform and income generated in non-U.S. jurisdictions with lower tax rates than the U.S. See the table below for additional information.
Pre-tax income for the years ended December 31, 2018, 2017 and 2016 consists of the following (dollars in thousands):

	2018	2017	2016
Pre-tax income - U.S.	$626,197	$870,532	$758,496
Pre-tax income - foreign	219,623	272,283	285,450
Total pre-tax income	$845,820	$1,142,815	$1,043,946
The provision for income tax expense for the years ended December 31, 2018, 2017 and 2016 consists of the following (dollars in thousands):

	2018	2017	2016
Current income tax expense (benefit):
U.S.	$78,431	$131,108	$1,020
U.S. Tax Reform	(68,080)	—	—
Foreign	43,120	36,830	47,706
Total current	53,471	167,938	48,726
Deferred income tax expense (benefit):
U.S.	62,890	159,853	273,928
U.S. Tax Reform	5,907	(1,033,755)	—
Foreign	7,710	26,598	19,849
Total deferred	76,507	(847,304)	293,777
Total provision for income taxes	$129,978	$(679,366)	$342,503
The Company’s effective tax rate differed from the U.S. federal income tax statutory rate of 21%, 35%, and 35% as a result of the following for the years ended December 31, 2018, 2017 and 2016 (dollars in thousands):

	2018	2017	2016
Tax provision at U.S. statutory rate	$177,622	$399,985	$365,381
Increase (decrease) in income taxes resulting from:
U.S. Tax Reform	(62,173)	(1,033,755)	—
Foreign tax rate differing from U.S. tax rate	4,526	(21,867)	(13,974)
Differences in tax basis in foreign jurisdictions	(23,257)	(23,324)	(17,770)
Deferred tax valuation allowance	23,144	29,458	10,963
Amounts related to audit contingencies	1,516	(7,184)	111
Equity compensation excess benefit	(6,103)	(10,532)	—
Corporate rate changes	1,008	(6,065)	—
GILTI, net of credits	10,400	—	—
Subpart F for non-full inclusion companies	583	1,528	1,783
Foreign tax credits	(2,544)	(1,681)	(1,683)
Return to provision adjustments	(1,305)	(4,674)	(1,473)
Other, net	6,561	(1,255)	(835)
Total provision for income taxes	$129,978	$(679,366)	$342,503
Effective tax rate	15.4%	(59.4)%	32.8%

Total income taxes for the years ended December 31, 2018, 2017 and 2016 were as follows (dollars in thousands):

	2018	2017	2016
Provision for income taxes	$129,978	$(679,366)	$342,503
Income tax from OCI and additional paid-in-capital:
Net unrealized holding gain (loss) on debt and equity securities recognized for financial reporting purposes	(367,933)	306,849	157,929
Exercise of stock options	—	—	(162)
Foreign currency translation	19,101	(42,153)	21,081
Unrealized pension and post retirement	134	404	1,772
Total income taxes provided	$(218,720)	$(414,266)	$523,123
The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities at December 31, 2018 and 2017, are presented in the following tables (dollars in thousands):

	2018	2017
Deferred income tax assets:
Nondeductible accruals	$86,092	$80,905
Differences between tax and financial reporting amounts concerning certain reinsurance transactions	102,014	96,043
Differences in the tax basis of cash and invested assets	28,398	557
Investment income differences	80,200	43,230
Deferred acquisition costs capitalized for tax	124,707	88,531
Net operating loss carryforward	405,958	535,374
Capital loss and tax credit carryforwards	32,897	102,143
Subtotal	860,266	946,783
Valuation allowance	(181,110)	(226,884)
Total deferred income tax assets	679,156	719,899
Deferred income tax liabilities:
Deferred acquisition costs capitalized for financial reporting	843,328	627,378
Differences between tax and financial reporting amounts concerning certain reinsurance transactions	1,151,419	1,547,101
Differences in the tax basis of cash and invested assets	345,836	674,569
Investment income differences	9,493	1,858
Differences in foreign currency translation	52,928	33,803
Anticipated future tax credit reduction	25,433	—
Total deferred income tax liabilities	2,428,437	2,884,709
Net deferred income tax liabilities	$1,749,281	$2,164,810
Balance sheet presentation of net deferred income tax liabilities:
Included in other assets	$49,519	$33,499
Included in deferred income taxes	1,798,800	2,198,309
Net deferred income tax liabilities	$1,749,281	$2,164,810
As of December 31, 2018, the valuation allowance against deferred tax assets was $181.1 million. During 2018, a valuation allowance on the U.S. Foreign tax credit carryforwards of $65.1 million was released. This release partially offset a $24.5 million increase to the valuation allowance related to the net operating losses of RGA Reinsurance Company of Australia Limited (“RGA Australia”) and increases and decreases to the valuation allowance in jurisdictions where the Company does not have a history of earnings. Further movement in the valuation allowance includes foreign currency translation and reclassifications with other deferred tax assets of ($12.8) million.
As of December 31, 2017, the valuation allowance against deferred tax assets was approximately $226.9 million. During 2017 a valuation allowance was established on the U.S. Foreign tax credit carryforwards of $65.1 million, RGA Australia net operating losses of $20.1 million, as well as on the deferred tax assets of other jurisdictions of $3.3 million. Further movement in the valuation allowance includes foreign currency translation and reclassifications with other deferred tax assets of $10.6 million and ($5.6) million, respectively. The other significant components of the valuation allowance relate to a partial valuation allowance on the net operating loss carryforwards in RGA Australia and the foreign tax credit carryforwards in RGA International Reinsurance Company dac (“RGA International”). A valuation allowance also exists against the deferred tax assets of other branches and legal entities most of which there is no history of earnings in recent years.
The earnings of substantially all of the Company’s foreign subsidiaries have been permanently reinvested in foreign operations. No provision has been made for U.S. tax or foreign withholding taxes that may be applicable upon any repatriation or sale. At December 31, 2018 and 2017, the financial reporting basis in excess of the tax basis for which no deferred taxes have been recognized was approximately $1,364.1 million and $1,442.9 million, respectively. As U.S. Tax Reform generally eliminates U.S. federal income taxes on dividends from foreign subsidiaries, the Company does not expect to incur material income taxes if these funds are repatriated.

During 2018, 2017 and 2016, the Company received federal and foreign income tax refunds of approximately $2.4 million, $11.6 million and $6.9 million, respectively. The Company made cash income tax payments of approximately $144.1 million, $48.7 million and $68.0 million in 2018, 2017 and 2016, respectively.
The following table presents consolidated net operating losses (“NOL”) as of December 31, 2018 (dollars in millions):

2018
NOL with no expiration and with no valuation allowance	$52
NOL with a full valuation allowance	167
NOL with no expiration and a partial valuation allowance	396
NOL with expiration dates between 2029 & 2035 with no valuation allowance	1,118
Total net operating loss carryforwards	$1,733
These net operating losses, other than the net operating losses for which there is a valuation allowance, are expected to be utilized in the normal course of business during the period allowed for carryforwards and in any event, are not expected to be lost, due to the application of tax planning strategies that management would utilize.
As of December 31, 2018 the Company had foreign tax credit carryforwards of $27.8 million in Ireland and as of December 31, 2017, the Company had $152.0 million of foreign tax credit carryforwards in the U.S. and Ireland. The Ireland foreign tax credit carryforward has a full valuation allowance.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is under continuous examination by the Internal Revenue Service and is subject to audit by taxing authorities in other foreign jurisdictions in which the Company has significant business operations. The income tax years under examination vary by jurisdiction. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years prior to 2015, Canadian tax authorities for years prior to 2014 and with a few exceptions, the Company is no longer subject to state and foreign income tax examinations by tax authorities for years prior to 2013.
As of December 31, 2018, the Company’s total amount of unrecognized tax benefits was $324.6 million and the total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, was $12.8 million. Management believes there will be no material impact to the Company’s effective tax rate related to unrecognized tax benefits over the next 12 months.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2018, 2017 and 2016, is as follows (dollars in thousands):

	Total Unrecognized Tax Benefits
	2018	2017	2016
Beginning balance, January 1	$321,224	$297,290	$296,213
Accounting for business combinations	521	—	—
Additions for tax positions of prior years	255,970	247,596	226,720
Reductions for tax positions of prior years	(256,587)	(246,894)	(229,719)
Additions for tax positions of current year	3,682	36,438	4,186
Payment on deposit	(185)	—	—
Settlements with tax authorities	—	(13,206)	(110)
Ending balance, December 31	$324,625	$321,224	$297,290
The Company recognized a benefit in interest expense associated with uncertain tax positions in 2018, 2017 and 2016 of $3.3 million, $5.0 million and $8.4 million, respectively. Additionally, the Company recognized penalties of $0.3 million in 2016. As of December 31, 2018 and 2017, the Company had $11.6 million and $15.1 million, respectively, of accrued interest related to unrecognized tax benefits. There are no penalties accrued as of December 31, 2018 or December 31, 2017.
Note 10   EMPLOYEE BENEFIT PLANS
Certain subsidiaries of the Company are sponsors or administrators of both qualified and non-qualified defined benefit pension plans (“Pension Plans”). The largest of these plans is a non-contributory qualified defined benefit pension plan sponsored by RGA Reinsurance Company (“RGA Reinsurance”) that covers U.S. employees. The benefits under the Pension Plans are generally based on years of service and compensation levels.
The Company also provides select health care and life insurance benefits for certain retired employees. The health care benefits are provided through a self-insured welfare benefit plan. Employees become eligible for these benefits if they meet minimum age and service requirements. The retiree’s cost for health care benefits varies depending upon the credited years of service. Effective January 1, 2017, employees hired in the U. S. are not eligible for retiree health care benefits. The effect of the amendment was recorded in 2016 in AOCI and is being amortized through prior service cost. Virtually all retirees, or their beneficiaries, contribute a portion of the total cost of postretirement health benefits. Prepaid benefit costs and accrued benefit liabilities are included in other assets and other liabilities, respectively, in the Company’s consolidated balance sheets.
A December 31 measurement date is used for all of the defined benefit and postretirement plans. The status of these plans as of December 31, 2018 and 2017 is summarized below (dollars in thousands):

	December 31,
	Pension Benefits		Other Benefits
	2018	2017	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of year	$172,143	$161,955	$70,198	$60,524
Service cost	12,502	10,686	3,028	2,543
Interest Cost	5,405	5,326	2,319	2,118
Participant contributions	—	—	432	354
Amendments	—	159	—	—
Actuarial (gains) losses	(1,045)	11,336	(7,172)	5,510
Settlement (gains) losses	—	(438)	—	—
Settlements	—	(12,907)	—	—
Benefits paid	(7,801)	(5,974)	(1,409)	(851)
Foreign exchange translations and other adjustments	(2,600)	2,000	—	—
Benefit obligation at end of year	$178,604	$172,143	$67,396	$70,198

	December 31,
	Pension Benefits		Other Benefits
	2018	2017	2018	2017
Change in plan assets:
Fair value of plan assets at beginning of year	$103,236	$84,770	$—	$—
Actual return on plan assets	(6,464)	14,481	—	—
Employer contributions	13,590	22,866	977	497
Participant contributions	—	—	432	354
Disbursement for settlements	—	(12,907)	—	—
Benefits paid and expenses	(7,801)	(5,974)	(1,409)	(851)
Fair value of plan assets at end of year	$102,561	$103,236	$—	$—
Funded status at end of year	$(76,043)	$(68,907)	$(67,396)	$(70,198)

	December 31,
	Qualified Plans		Non-Qualified Plans(1)		Total
	2018	2017	2018	2017	2018	2017
Aggregate fair value of plan assets	$102,561	$103,236	$—	$—	$102,561	$103,236
Aggregate projected benefit obligations	112,093	107,072	66,511	65,071	178,604	172,143
Under funded	$(9,532)	$(3,836)	$(66,511)	$(65,071)	$(76,043)	$(68,907)

(1)	For non-qualified plans, there are no required funding levels.

	December 31,
	Pension Benefits		Other Benefits
	2018	2017	2018	2017
Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$48,744	$40,058	$25,923	$35,672
Net prior service cost (credit)	436	804	(10,491)	(11,806)
Total	$49,180	$40,862	$15,432	$23,866

The following table presents information for qualified and non-qualified pension plans with a projected benefit obligation in excess of plan assets as of December 31, 2018 and 2017 (dollars in thousands):

	2018	2017
Projected benefit obligation	$178,604	$172,143
Fair value of plan assets	102,561	103,236

The following table presents information for pension plans with an accumulated benefit obligation in excess of plan assets as of December 31, 2018 and 2017 (dollars in thousands):

	2018	2017
Accumulated benefit obligation	$174,400	$169,705
Fair value of plan assets	102,561	103,236
The components of net periodic benefit cost, included in other operating expenses on the consolidated statements of income, and other changes in plan assets and benefit obligations recognized in other comprehensive income were as follows (dollars in thousands):

	Pension Benefits			Other Benefits
	2018	2017	2016	2018	2017	2016
Net periodic benefit cost:
Service cost	$12,502	$10,686	$10,319	$3,028	$2,543	$2,883
Interest cost	5,405	5,326	4,790	2,319	2,118	2,259
Expected return on plan assets	(7,535)	(6,215)	(5,138)	—	—	—
Amortization of net actuarial losses	3,728	4,382	4,323	2,577	1,992	1,827
Amortization of prior service cost (credit)	344	344	294	(1,315)	(1,315)	(622)
Settlements	—	4,785	1,026	—	—	—
Net periodic benefit cost	14,444	19,308	15,614	6,609	5,338	6,347

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial (gains) losses	12,954	2,633	8,785	(7,172)	5,507	6,228
Amortization of net actuarial (losses)	(3,728)	(4,382)	(4,323)	(2,577)	(1,992)	(1,827)
Amortization of prior service (cost) credit	(344)	(344)	(294)	1,315	1,315	622
Settlements	—	(4,785)	(1,026)	—	—	—
Prior service cost (credit)	—	159	—	—	—	(13,743)
Foreign exchange translations and other adjustments	(565)	759	707	—	—	—
Total recognized in other comprehensive income	8,317	(5,960)	3,849	(8,434)	4,830	(8,720)
Total recognized in net periodic benefit cost and other comprehensive income	$22,761	$13,348	$19,463	$(1,825)	$10,168	$(2,373)
During 2019, the Company expects to contribute $16.3 million and $1.5 million to the pension plans and other benefit plans, respectively.
The following benefit payments, which reflect expected future service as appropriate, are expected to be paid (dollars in thousands):

	Pension Benefits	Other Benefits
2019	$9,977	$1,528
2020	12,013	1,835
2021	11,663	2,209
2022	14,229	2,633
2023	14,128	3,009
2024-2028	77,832	20,359

Assumptions
Weighted average assumptions used to determine the accumulated benefit obligation and net benefit cost or income were as follows:

	Pension Benefits			Other Benefits
	2018	2017	2016	2018	2017	2016
Discount rate used to determine benefit obligation	4.02%	3.40%	3.80%	4.17%	3.56%	4.10%
Discount rate used to determine net benefit cost or income	3.41%	3.81%	3.95%	3.56%	4.10%	4.43%
Expected long-term rate of return on plan assets	7.35%	7.35%	7.35%	—%	—%	—%
Rate of compensation increases	4.17%	4.16%	4.08%	—%	—%	—%
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
The assumed health care cost trend rates used in measuring the accumulated non-pension post-retirement benefit obligation were as follows:

	December 31,
	2018	2017
Pre-Medicare eligible claims	8% down to 5% in 2024	9% down to 5% in 2024
Medicare eligible claims	8% down to 5% in 2024	9% down to 5% in 2024

Plan Assets
Target allocations of U.S. qualified pension plan assets are determined with the objective of maximizing returns and minimizing volatility of net assets through adequate asset diversification and partial liability immunization. Adjustments are made to target allocations based on the Company’s assessment of the effect of economic factors and market conditions. The target allocations for plan assets are 60% equity securities and 40% debt securities as of December 31, 2018 and 2017. The Company’s plan assets are primarily invested in mutual funds. The mutual funds include holdings of S&P 500 securities, large-cap securities, mid-cap securities, small-cap securities, international securities, corporate debt securities, U.S. and other government securities, mortgage-related securities and cash.
Equity and debt securities are exposed to various risks, such as interest rate risk, credit risk and overall market volatility. Due to the level of risk associated with certain investment securities, changes in the values of investment securities will occur and any change would affect the amounts reported in the financial statements.
The fair values of the Company’s qualified pension plan assets as of December 31, 2018 and 2017 are summarized below (dollars in thousands):

	December 31, 2018
		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
Mutual Funds(1)	$102,414	$102,414	$—	$—
Cash	147	147	—	—
Total	$102,561	$102,561	$—	$—

(1)	Mutual funds were invested 25% in U.S. equity funds, 42% in U.S. fixed income funds, 17% in non-U.S. equity funds and 16% in other.

	December 31, 2017
		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
Mutual Funds(2)	$103,106	$103,106	$—	$—
Cash	130	130	—	—
Total	$103,236	$103,236	$—	$—

(2)	Mutual funds were invested 27% in U.S. equity funds, 36% in U.S. fixed income funds, 22% in non-U.S. equity funds and 15% in other.

As of December 31, 2018 and 2017, the Company classified all of its qualified pension plan assets in the Level 1 category as quoted prices in active markets are available for these assets. See Note 6 – “Fair Value of Asset and Liabilities” for additional detail on the fair value hierarchy.
Savings and Investment Plans
Certain subsidiaries of RGA also sponsor savings and investment plans under which a portion of employee contributions are matched. Subsidiary contributions to these plans were $15.3 million, $14.2 million and $9.9 million in 2018, 2017 and 2016, respectively.
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
Statutory net income, and capital and surplus of the Company’s insurance subsidiaries, determined in accordance with statutory accounting practices prescribed by the applicable state insurance department or local regulatory authority are as follows (dollars in thousands):

	Statutory Capital & Surplus		Statutory Net Income (Loss)
	2018	2017	2018	2017	2016
RGA Americas Reinsurance Company, Ltd.	$4,298,368	$4,833,890	$208,999	$624,145	$282,226
RGA Reinsurance (U.S.)	2,078,654	1,584,007	659,941	138,359	148,576
Reinsurance Company of Missouri	2,053,379	1,557,453	(24,907)	(183,136)	272,038
RGA Reinsurance Company (Barbados) Ltd.	1,169,790	1,278,006	48,779	309,346	95,859
RGA Atlantic Reinsurance Company Ltd.	1,083,181	812,307	256,080	213,511	110,172
RGA Life Reinsurance Company of Canada	896,760	1,006,190	(37,922)	25,971	13,947
RGA Australia	433,406	476,528	(37,208)	78,497	(7,694)
Other insurance subsidiaries	2,572,307	2,694,317	345,249	65,658	130,289
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
A reconciliation of the Company’s surplus between NAIC SAP and practices prescribed by the state of domicile is shown below (dollars in thousands):

	December 31,
	2018	2017
Prescribed practice – surplus note	$624,266	$726,531
Prescribed practice – letters of credit	(976,100)	(960,100)
Surplus (deficit) – NAIC SAP	$(351,834)	$(233,569)
Reinsurance Company of Missouri (“RCM”), RGA Reinsurance and Chesterfield Reinsurance Company (“Chesterfield Re”) are subject to Missouri statutory provisions that restrict the payment of dividends. They may not pay dividends in any 12-month period in excess of the greater of the prior year’s statutory net gain from operations or 10% of statutory capital and surplus at the preceding year-end, without regulatory approval. Aurora National Life Assurance Company (“Aurora National”) is subject to California statutory provisions that are identical to those imposed by Missouri regarding the ability of Aurora National to pay dividends to RGA Reinsurance. The applicable statutory provisions only permit an insurer to pay a shareholder dividend from unassigned surplus. As of January 1, 2018, RGA Reinsurance could pay maximum dividends, without prior approval, of approximately $653.9 million. Any dividends paid by RGA Reinsurance would be paid to RCM, its parent company, which in turn has restrictions related to its ability to pay dividends to RGA.
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
Dividend payments from non-U.S. operations are subject to similar restrictions established by local regulators. The non-U.S. regulatory regimes also commonly limit the dividend payments to the parent to a portion of the prior year’s statutory income, as determined by the local accounting principles. The regulators of the Company’s non-U.S. operations may also limit or prohibit profit repatriations or other transfers of funds to the U.S. if such transfers are deemed to be detrimental to the solvency or financial strength of the non-U.S. operations, or for other reasons. Most of the non-U.S. operating subsidiaries are second tier subsidiaries that are owned by various non-U.S. holding companies. The capital and rating considerations applicable to the first tier subsidiaries may also impact the dividend flow to RGA.
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
Note 12    COMMITMENTS, CONTINGENCIES AND GUARANTEES
Commitments
Funding of Investments
The Company’s commitments to fund investments as of December 31, 2018 and 2017 are presented in the following table (dollars in thousands):

	2018	2017
Limited partnership interests and joint ventures	$523,903	$485,197
Commercial mortgage loans	22,605	40,815
Bank loans and private placements	137,076	60,472
Equity release mortgages	264,858	153,937

The Company anticipates that the majority of its current commitments will be invested over the next five years; however, these commitments could become due any time at the request of the counterparties. Bank loans and private placements are included in fixed maturity securities available-for-sale.
Leases
The Company leases office space and furniture and equipment under non-cancelable operating lease agreements, which expire at various dates. Future minimum office space annual rentals under non-cancelable operating leases at December 31, 2018 are as follows (dollars in thousands):

Operating Leases
2019	$13,578
2020	11,541
2021	9,447
2022	8,587
2023	8,248
Thereafter	14,101
Rent expenses amounted to approximately $17.5 million, $15.7 million and $13.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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

Guarantees
Statutory Reserve Support
RGA, through wholly-owned subsidiaries, has committed to provide statutory reserve support to third-parties, in exchange for a fee, by funding loans if certain defined events occur. Such statutory reserves are required under the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX for term life insurance policies and Regulation A-XXX for universal life secondary guarantees). The third-parties have recourse to RGA should the subsidiary fail to provide the required funding, however, as of December 31, 2018, the Company does not believe that it will be required to provide any funding under these commitments as the occurrence of the defined events is considered remote. The following table presents the maximum potential obligation for these commitments as of December 31, 2018 (dollars in millions):

Commitment Period	Maximum Potential Obligation
2023	$500.0
2033	450.0
2034	2,000.0
2035	1,314.2
2036	2,658.0
2037	6,750.0
2038	800.0
Other Guarantees
RGA has issued guarantees to third parties on behalf of its subsidiaries for the payment of amounts due under certain reinsurance treaties, securities borrowing and repurchase arrangements, financing arrangements and office lease obligations, whereby if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. In limited circumstances, treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA’s subsidiary is relatively new, unrated, or not of a significant size, relative to the ceding company. Liabilities supported by the treaty guarantees, before consideration for any legally offsetting amounts due from the guaranteed party are reflected on the Company’s consolidated balance sheets in a policy related liability. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to securities borrowing and repurchase arrangements provide additional security to third parties should a subsidiary fail to provide securities when due. RGA’s guarantees issued as of December 31, 2018 and 2017 are reflected in the following table (dollars in thousands):

	2018	2017
Treaty guarantees	$1,392,352	$1,047,449
Treaty guarantees, net of assets in trust	1,291,445	926,393
Securities borrowing and repurchase arrangements	269,980	294,325
Financing arrangements	61,273	86,183
Lease obligations	392	1,662

Note 13     DEBT
Long-Term Debt
The Company’s long-term debt consists of the following as of December 31, 2018 and 2017 (dollars in thousands):

	2018	2017
$400 million 6.45% Senior Notes due 2019	$399,941	$399,873
$400 million 5.00% Senior Notes due 2021	399,466	399,245
$400 million 4.70% Senior Notes due 2023	399,288	399,138
$400 million 3.95% Senior Notes due 2026	399,988	399,987
$100 million 4.09% Promissory Note due 2039	89,098	91,787
$400 million 6.20% Subordinated Debentures due 2042	400,000	400,000
$400 million 5.75% Subordinated Debentures due 2056	400,000	400,000
$400 million Variable Rate Junior Subordinated Debentures due 2065	318,743	318,740
Sub-total	2,806,524	2,808,770
Unamortized issuance costs	(18,651)	(20,405)
Long-term Debt	$2,787,873	$2,788,365
RGA has entered into an interest rate swap on its Variable Rate Junior Subordinated Debentures that effectively fixes the interest rate on these securities at 4.82% until December 2037.

Certain of the Company’s debt agreements contain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of consolidated net worth, maximum ratios of debt to capitalization and change of control provisions. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the various agreements. Additionally, the Company’s debt agreements contain cross-default covenants, which would make outstanding borrowings immediately payable in the event of a material uncured covenant default under any of the agreements, including, but not limited to, non-payment of indebtedness when due for an amount in excess of the amounts set forth in those agreements, bankruptcy proceedings, or any other event that results in the acceleration of the maturity of indebtedness. As of December 31, 2018 and 2017, the Company had $2,806.5 million and $2,808.8 million, respectively, in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. As of December 31, 2018 and 2017, the average interest rate on long-term debt outstanding was 5.24%.
The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, and the Company’s ability to raise additional funds. Future principal payments due on long-term debt, excluding discounts, as of December 31, 2018, were as follows (dollars in thousands):

	Calendar Year
	2019	2020	2021	2022	2023	Thereafter
Long-term debt	$402,802	$2,919	$403,040	$3,167	$403,299	$1,593,674
Credit and Committed Facilities
The Company has obtained bank letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions. At December 31, 2018 and 2017, there were approximately $105.6 million and $120.1 million, respectively, of undrawn outstanding bank letters of credit in favor of third parties. Additionally, the Company utilizes letters of credit primarily to secure reserve credits when it retrocedes business to its affiliated subsidiaries. The Company cedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions such as the U.S. and the United Kingdom. As of December 31, 2018 and 2017, $1,356.9 million and $1,492.2 million, respectively, in undrawn letters of credit from various banks were outstanding, primarily backing reinsurance between the various subsidiaries of the Company. The banks providing letters of credit to the Company are included on the NAIC list of approved banks.
The Company maintains eight committed credit facilities, a syndicated revolving credit facility with a capacity of $850.0 million and seven letter of credit facilities with a combined capacity of $1,260.3 million. The Company may borrow cash and obtain letters of credit in multiple currencies under its syndicated revolving credit facility. The following table provides additional information on the Company’s existing committed credit facilities as of December 31, 2018 and 2017 (dollars in thousands):

		Amount Utilized(1) December 31,
Current Capacity	Maturity Date	2018	2017	Basis of Fees
$191,583 (2)	March 2019	$4,156	$5,952	Fixed
188,000	November 2019	188,000	188,000	Fixed
105,735 (2)	December 2019	105,735	117,135	Fixed
100,000	June 2020	—	75,573	Fixed
100,000	May 2021	61,000	100,000	Fixed
75,000	June 2021	33,900	61,900	Fixed
500,000	May 2022	395,000	500,000	Debt rating and utilization %
850,000	August 2023	18,153	95,564	Senior unsecured long-term debt rating

(1)	Represents issued but undrawn letters of credit. There was no cash borrowed for the periods presented.

(2)	Foreign currency denominated facility, amounts presented are in U.S. dollars.
Fees associated with the Company’s other letters of credit are not fixed for periods in excess of one year and are based on the Company’s ratings and the general availability of these instruments in the marketplace. Total fees expensed associated with the Company’s letters of credit were $9.7 million, $10.5 million and $7.9 million for the years ended December 31, 2018, 2017 and 2016, respectively, and are included in policy acquisition costs and other insurance expenses.

Note 14     COLLATERAL FINANCE AND SECURITIZATION NOTES
Collateral Finance Notes
In 2006, RGA’s subsidiary, Timberlake Financial L.L.C. (“Timberlake Financial”), issued $850.0 million of Series A Floating Rate Insured Notes, due June 2036, in a private placement. The notes were issued to fund the collateral requirements for statutory reserves required by Regulation XXX on specified term life insurance policies reinsured by RGA Reinsurance and retroceded to Timberlake Re. Proceeds from the notes, along with a $112.8 million direct investment by RGA, were deposited into a series of accounts that collateralize the notes and are not available to satisfy the general obligations of the Company. As of December 31, 2018 and 2017, respectively, the Company held assets in trust and in custody of $767.9 million and $841.5 million, of which $57.1 million and $39.7 million were held in a Debt Service Coverage account to cover interest payments on the notes. Interest on the notes accrues at an annual rate of 1-month LIBOR plus a base rate margin, payable monthly, and totaled $9.4 million, $6.4 million and $4.2 million in 2018, 2017 and 2016, respectively.
In 2015, RGA’s subsidiary, RGA Reinsurance Company (Barbados) Ltd. (“RGA Barbados”) obtained CAD$200.0 million of collateral financing from a third party through 2020, enabling RGA Barbados to support collateral requirements for Canadian reinsurance transactions. The obligation is reflected on the consolidated balance sheets in collateral finance and securitization notes. Interest on the collateral financing is payable quarterly and accrues at 3-month Canadian Dealer Offered Rate plus a margin and totaled $5.1 million, $4.2 million and $4.0 million in 2018, 2017 and 2016, respectively.
In 2015, RGA’s subsidiary, RGA Americas Reinsurance Company, Ltd. (“RGA Americas”), entered into a collateral financing transaction pursuant to which it issued a CAD$150 million note and, in return, obtained a CAD$150 million demand note issued by a designated series of a Delaware master trusts. The demand note matures in October 2020 and is used to support collateral requirements for Canadian reinsurance transactions.
The demand note is secured by a portfolio of specified assets that have an aggregate market value at least equal to the principal amount of the demand note and a payment obligation pledged by a third party financial institution. The principal amount of the demand note is payable upon demand by the holder, which creates a corresponding payment under the note issued by RGA Americas. The note issued by RGA Americas bears interest at a rate equal to the rate on the corresponding demand note, plus an amount representing fees payable to the applicable third party financial institution. Through December 31, 2018, no principal payments have been received or are currently due on the demand note and, as a result, there was no payment obligation under the note issued by RGA Americas. Accordingly, the notes are not reflected in the Company’s consolidated balance sheet or the table below, as of that date.
Securitization Notes
In 2014, RGA’s subsidiary, Chesterfield Financial Holdings LLC, (“Chesterfield Financial”), issued $300.0 million of asset-backed notes due December 2024 in a private placement. The notes were issued as part of an embedded value securitization transaction covering a closed block of policies assumed by RGA Reinsurance and retroceded to Chesterfield Re. Proceeds from the notes, along with a direct investment by the Company, were applied by Chesterfield Financial to (i) pay certain transaction-related expenses, (ii) establish a reserve account owned by Chesterfield Financial and pledged to the indenture trustee for the benefit of the holders of the notes (primarily to cover interest payments on the notes), and (iii) to fund an initial stock purchase from and capital contribution to Chesterfield Re to capitalize Chesterfield Re and to finance the payment of a ceding commission by Chesterfield Re to RGA Reinsurance under the retrocession agreement. As of December 31, 2018 and 2017, the Company held deposits in trust of $13.5 million and $19.4 million, respectively, to cover interest payments on the notes, which are not available to satisfy the general obligations of the Company. Interest on the notes accrues at an annual rate of 4.50%, payable quarterly, and totaled $9.5 million, $11.3 million and $13.1 million in 2018, 2017 and 2016, respectively. The notes represent senior, secured indebtedness of Chesterfield Financial. Limited support is provided by RGA for temporary potential liquidity events at Chesterfield Financial and for temporary potential statutory capital and surplus events at Chesterfield Re. Otherwise, there is no legal recourse to RGA or its other subsidiaries. The notes are not insured or guaranteed by any other person or entity.
The Company’s collateral finance and securitization notes consist of the following as of December 31, 2018 and 2017 (dollars in thousands):

	2018	2017
Timberlake Financial	$368,207	$411,951
RGA Barbados	131,602	159,100
Chesterfield Financial	185,700	217,800
Unamortized issuance costs	(3,548)	(4,913)
Total	$681,961	$783,938

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
The Canada Traditional segment is primarily engaged in individual life reinsurance, and to a lesser extent creditor, group life and health, critical illness and disability reinsurance, through yearly renewable term and coinsurance agreements. The Canada Financial Solutions segment concentrates on assisting clients with longevity risk transfer structures within underlying annuities and pension benefit obligations, and on assisting clients in meeting applicable regulatory requirements while enhancing their financial strength and regulatory surplus position through financial reinsurance structures.
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
Corporate and Other revenues primarily include investment income from unallocated invested assets, investment related gains and losses and service fees. Corporate and Other expenses consist of the offset to capital charges allocated to the operating segments within the policy acquisition costs and other insurance income line item, unallocated overhead and executive costs, interest expense related to debt, and the investment income and expense associated with the Company’s collateral finance and securitization transactions and service business expenses. Additionally, Corporate and Other includes results from certain wholly-owned subsidiaries, such as RGAx, and joint ventures that, among other activities, develop and market technology, and provide consulting and outsourcing solutions for the insurance and reinsurance industries. In the past two years, the Company has increased its investment and expenditures in this area in an effort to both support its clients and generate new future revenue streams.
The accounting policies of the segments are the same as those described in Note 2 – “Significant Accounting Policies and Pronouncements.” The Company measures segment performance primarily based on profit or loss from operations before income taxes. There are no intersegment reinsurance transactions and the Company does not have any material long-lived assets.
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

Information related to revenues, income (loss) before income taxes, interest expense, depreciation and amortization, and assets of the Company’s operations are summarized below (dollars in thousands):

For the years ended December 31,	2018	2017	2016
Revenues:
U.S. and Latin America:
Traditional	$6,295,733	$6,100,171	$5,964,968
Financial Solutions	907,245	1,150,378	840,446
Total	7,202,978	7,250,549	6,805,414
Canada:
Traditional	1,224,404	1,103,520	1,118,004
Financial Solutions	48,588	48,938	46,938
Total	1,272,992	1,152,458	1,164,942
Europe, Middle East and Africa:
Traditional	1,494,605	1,362,075	1,195,149
Financial Solutions	349,886	311,071	340,518
Total	1,844,491	1,673,146	1,535,667
Asia Pacific:
Traditional	2,416,848	2,210,686	1,771,150
Financial Solutions	54,479	73,775	63,382
Total	2,471,327	2,284,461	1,834,532
Corporate and Other	83,876	155,155	180,956
Total	$12,875,664	$12,515,769	$11,521,511

For the years ended December 31,	2018	2017	2016
Income (loss) before income taxes:
U.S. and Latin America:
Traditional	$286,410	$373,434	$371,101
Financial Solutions	250,478	401,584	283,380
Total	536,888	775,018	654,481
Canada:
Traditional	112,308	120,218	134,705
Financial Solutions	9,576	16,643	7,945
Total	121,884	136,861	142,650
Europe, Middle East and Africa:
Traditional	55,119	70,486	30,059
Financial Solutions	196,387	123,514	138,007
Total	251,506	194,000	168,066
Asia Pacific:
Traditional	177,501	148,786	113,928
Financial Solutions	(5,966)	13,130	4,063
Total	171,535	161,916	117,991
Corporate and Other	(235,993)	(124,980)	(39,242)
Total	$845,820	$1,142,815	$1,043,946

For the years ended December 31,	2018	2017	2016
Interest expense:
Corporate and Other	$147,355	$146,025	$137,623
Total	$147,355	$146,025	$137,623

For the years ended December 31,	2018	2017	2016
Depreciation and amortization:
U.S. and Latin America:
Traditional	$272,555	$284,959	$271,732
Financial Solutions	95,306	208,790	155,560
Total	367,861	493,749	427,292
Canada:
Traditional	22,109	24,057	22,170
Financial Solutions	9	10	11
Total	22,118	24,067	22,181
Europe, Middle East and Africa:
Traditional	45,140	35,000	46,562
Financial Solutions	384	91	72
Total	45,524	35,091	46,634
Asia Pacific:
Traditional	114,870	114,333	45,562
Financial Solutions	1,885	1,448	1,492
Total	116,755	115,781	47,054
Corporate and Other	22,104	37,276	13,894
Total	$574,362	$705,964	$557,055
The table above includes amortization of DAC, including the effect from investment related gains and losses.

For the years ended December 31,	2018	2017
Assets:
U.S. and Latin America:
Traditional	$19,235,781	$18,603,423
Financial Solutions	19,870,388	15,959,206
Total	39,106,169	34,562,629
Canada:
Traditional	4,200,792	4,161,452
Financial Solutions	154,000	126,372
Total	4,354,792	4,287,824
Europe, Middle East and Africa:
Traditional	3,643,174	3,099,495
Financial Solutions	4,737,529	5,274,993
Total	8,380,703	8,374,488
Asia Pacific:
Traditional	5,680,978	4,915,442
Financial Solutions	1,180,745	1,198,585
Total	6,861,723	6,114,027
Corporate and Other	5,831,858	7,175,850
Total	$64,535,245	$60,514,818
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
No individual client generated 10% or more of the Company’s total gross premiums on a consolidated basis in 2018, 2017 and 2016. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.

Note 16   POLICY CLAIMS AND BENEFITS
Liabilities for Unpaid Claims and Claim Expense
The Company uses several actuarial methods to compute incurred-but-not reported liabilities. These methods use historical claim reporting patterns to develop a triangle of reported claim amounts. The claim triangle is then used to develop the ultimate claims amount and the incurred-but-not reported liabilities. Expected claim methods use exposure data such as premiums to develop the ultimate claim amount. The final method blends the estimates from the development and the expected claim methods. There were no significant changes in methodologies during 2018.
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

U.S. and Latin America								As of
(in thousands)								December 31, 2018
Incurred Claims and Allocated Claim Adjustments, Net of Reinsurance (1)								Total of Incurred-but-Not-Reported Liabilities Plus Expected Development on Reported Claims
Accident Year	For the Years Ended December 31,
	2012	2013	2014	2015	2016	2017	2018
2012	$322,579	$309,119	$297,037	$298,262	$299,098	$297,688	$296,717	$—
2013		349,262	332,907	338,977	336,552	336,436	336,323	24
2014			407,953	411,373	396,383	397,151	396,010	272
2015				459,524	460,917	465,167	461,947	1,505
2016					500,843	499,785	500,725	4,885
2017						485,442	513,722	27,190
2018							538,456	234,548
						Total	$3,043,900

Cumulative Paid Claims and Allocated Claim Adjustment Expense, Net of Reinsurance (1)
Accident Year	For the Years Ended December 31,
	2012	2013	2014	2015	2016	2017	2018
2012	$109,323	$222,139	$243,890	$252,018	$258,297	$263,565	$268,073
2013		114,457	248,828	277,130	285,817	292,067	297,126
2014			128,813	304,578	337,081	349,078	356,026
2015				146,196	360,658	407,282	422,102
2016					184,940	392,517	436,892
2017						189,853	402,759
2018							182,560
						Total	$2,365,538
			All outstanding claims prior to 2012, net of reinsurance				178,024
	Liabilities for claims and claim adjustment expense, net of reinsurance						$856,386

(1)	2012-2017 Unaudited.

Asia Pacific								As of
(in thousands)								December 31, 2018
Incurred Claims and Allocated Claim Adjustments, Net of Reinsurance (1)								Total of Incurred-but-Not-Reported Liabilities Plus Expected Development on Reported Claims
Accident Year	For the Years Ended December 31,
	2012	2013	2014	2015	2016	2017	2018
2012	$207,882	$279,008	$283,316	$286,632	$294,265	$303,340	$309,287	$10,352
2013		292,769	313,126	303,779	301,168	314,283	328,017	16,728
2014			277,049	300,336	265,431	272,247	284,237	21,339
2015				278,491	257,146	251,650	267,292	32,392
2016					227,653	211,425	212,722	40,376
2017						216,499	214,707	63,383
2018							253,691	156,761
						Total	$1,869,953

Cumulative Paid Claims and Allocated Claim Adjustment Expense, Net of Reinsurance (1)
Accident Year	For the Years Ended December 31,
	2012	2013	2014	2015	2016	2017	2018
2012	$49,321	$135,322	$185,322	$222,987	$243,549	$259,917	$274,830
2013		49,805	144,247	209,347	235,923	261,299	282,961
2014			34,519	135,668	177,439	206,176	228,873
2015				48,962	118,579	167,350	202,273
2016					38,310	97,769	133,091
2017						35,442	87,037
2018							31,871
						Total	$1,240,936
			All outstanding claims prior to 2012, net of reinsurance				112,373
		Liabilities for claims and claim adjustment expense, net of reinsurance					$741,390

(1)	2012-2017 Unaudited.
The following is unaudited supplementary information about average historical claims duration as of December 31, 2018:

Average Annual Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7
U.S. and Latin America	34.7%	41.9%	8.6%	2.9%	1.9%	1.6%	1.5%
Asia Pacific	15.5%	28.4%	17.1%	10.9%	7.5%	5.9%	4.8%

Reconciliation of the Disclosure of Incurred and Paid Claims Development to the Liability for Unpaid Claims and Claims Adjustment Expenses
The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expense in the consolidated balance sheet as of December 31, 2018 is as follows (dollars in thousands):

2018
Liabilities for claims and claim adjustment expense, net of reinsurance:
U.S. and Latin America	$856,386
Asia Pacific	741,390
Liabilities for claims and claim adjustment expense, net of reinsurance	1,597,776
Adjustments to reconcile to total policy claims and future policy benefits:
Reinsurance recoverable	16,121
Effect of discounting	(141,689)
Unallocated claims adjustment expense	5,907
Total adjustments	(119,661)
Other short-duration contracts:
Canada	128,831
Europe, Middle East and Africa	383,936
Other	177,416
Liability for unpaid claims and claim adjustment expense - short-duration	2,168,298
Liability for unpaid claims and claim adjustment expense - long-duration	4,416,370
Total liability for unpaid claims and claim adjustment expense (included in future policy benefits and other policy-related balances)	$6,584,668
Rollforward of Claims and Claim Adjustment Expenses
The liability for unpaid claims is reported in future policy benefits and other policy-related balances within the Company’s consolidated balance sheet. Activity associated with unpaid claims is summarized below (dollars in thousands):

	2018	2017	2016
Balance at beginning of year	$5,896,469	$5,180,802	$4,977,836
Less: reinsurance recoverable	(455,547)	(394,821)	(405,583)
Net balance at beginning of year	5,440,922	4,785,981	4,572,253
Incurred:
Current year	10,048,866	8,911,640	8,562,036
Prior years	131,181	14,364	(134,765)
Total incurred	10,180,047	8,926,004	8,427,271
Payments:
Current year	(4,602,535)	(4,513,606)	(4,385,839)
Prior years	(4,691,722)	(4,004,038)	(3,777,137)
Total payments	(9,294,257)	(8,517,644)	(8,162,976)
Other changes:
Interest accretion	24,802	19,443	18,151
Foreign exchange adjustments	(199,428)	227,138	(68,718)
Total other changes	(174,626)	246,581	(50,567)

Net balance at end of year	6,152,086	5,440,922	4,785,981
Plus: reinsurance recoverable	432,582	455,547	394,821
Balance at end of year	$6,584,668	$5,896,469	$5,180,802
Incurred claims related to prior years reflected in the table above, resulted in part from developed claims for prior years being different than were anticipated when the liabilities for unpaid claims were originally estimated.  These trends have been considered in establishing the current year liability for unpaid claims.

Note 17   EQUITY
Common stock
The changes in number of common stock shares, issued, held in treasury and outstanding are as follows for the periods indicated:

	Issued	Held In Treasury	Outstanding
Balance, December 31, 2015	79,137,758	13,933,232	65,204,526
Common Stock acquired	—	1,356,892	(1,356,892)
Stock-based compensation (1)	—	(454,868)	454,868
Balance, December 31, 2016	79,137,758	14,835,256	64,302,502
Common Stock acquired	—	208,680	(208,680)
Stock-based compensation (1)	—	(358,273)	358,273
Balance, December 31, 2017	79,137,758	14,685,663	64,452,095
Common Stock acquired	—	1,932,055	(1,932,055)
Stock-based compensation (1)	—	(294,328)	294,328
Balance, December 31, 2018	79,137,758	16,323,390	62,814,368

(1)	Represents net shares issued from treasury pursuant to the Company’s stock-based compensation programs.
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
During 2017, RGA’s board of directors authorized and amended a share repurchase program, with no expiration date, to repurchase up to $400.0 million of RGA’s outstanding common stock. In connection with this authorization, the board of directors terminated all previously announced repurchase authorizations. The following table summarizes the Company’s current share repurchase program activity for the years ended 2018 and 2017 (dollar amounts in thousands, except per share amounts):

Year of Repurchase	Shares Repurchased	Amount Paid	Average Per Share
2018	1,932,055	$283,524	$146.75
2017	208,680	26,897	$128.89
Total	2,140,735	$310,421
During 2016, RGA’s board of directors authorized and amended a share repurchase program, with no expiration date, to repurchase up to $400.0 million of RGA’s outstanding common stock. During 2016, RGA repurchased 1,356,892 shares of common stock under this program for $116.5 million.
On January 24, 2019, RGA’s board of directors authorized a share repurchase program for up to $400.0 million of RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date. In connection with this new authorization, the board of directors terminated the stock repurchase authority granted in 2017.
The timing and amount of share repurchases are determined by management based upon market conditions and other considerations. Factors could affecting the timing and amount of any future repurchases under the share repurchase authorization, include increased capital needs of the Company due to changes in regulatory capital requirements, opportunities for growth and acquisitions, and the effect of adverse market conditions on the segments.

Accumulated other comprehensive income (loss)
The following table presents the components of the Company’s other comprehensive income (loss) for the years ended December 31, 2018, 2017 and 2016 (dollars in thousands):
For the year ended December 31, 2018:

	Before-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Foreign currency translation adjustments:
Change arising during year	$(148,018)	$(759)	$(148,777)
Foreign currency swap	87,344	(18,342)	69,002
Net foreign currency translation adjustments	(60,674)	(19,101)	(79,775)
Unrealized gains on investments:(1)
Unrealized net holding gains arising during the year	(1,834,656)	393,653	(1,441,003)
Less: Reclassification adjustment for net gains realized in net income	(122,221)	25,720	(96,501)
Net unrealized gains	(1,712,435)	367,933	(1,344,502)
Unrealized pension and postretirement benefits:
Net prior service cost arising during the year	(947)	182	(765)
Net gain arising during the period	1,063	(316)	747
Unrealized pension and postretirement benefits, net	116	(134)	(18)
Other comprehensive income (loss)	$(1,772,993)	$348,698	$(1,424,295)
For the year ended December 31, 2017:

	Before-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Foreign currency translation adjustments:
Change arising during year	$74,926	$25,369	$100,295
Foreign currency swap	(47,953)	16,784	(31,169)
Net foreign currency translation adjustments	26,973	42,153	69,126
Unrealized gains on investments:(1)
Unrealized net holding gains arising during the year	1,029,591	(313,729)	715,862
Less: Reclassification adjustment for net gains realized in net income	25,039	(7,011)	18,028
Net unrealized gains	1,004,552	(306,718)	697,834
Change in unrealized OTTI on fixed maturity securities	375	(131)	244
Unrealized pension and postretirement benefits:
Net prior service cost arising during the year	11,717	(4,095)	7,622
Net gain arising during the period	(10,587)	3,691	(6,896)
Unrealized pension and postretirement benefits, net	1,130	(404)	726
Other comprehensive income (loss)	$1,033,030	$(265,100)	$767,930
For the year ended December 31, 2016:

	Before-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Foreign currency translation adjustments:
Change arising during year	$39,925	$(24,663)	$15,262
Foreign currency swap	(10,234)	3,582	(6,652)
Net foreign currency translation adjustments	29,691	(21,081)	8,610
Unrealized gains on investments:(1)
Unrealized net holding gains arising during the year	641,606	(180,448)	461,158
Less: Reclassification adjustment for net gains realized in net income	65,798	(23,029)	42,769
Net unrealized gains	575,808	(157,419)	418,389
Change in unrealized OTTI on fixed maturity securities	1,457	(510)	947
Unrealized pension and postretirement benefits:
Net prior service cost arising during the year	444	(149)	295
Net gain arising during the period	4,427	(1,623)	2,804
Unrealized pension and postretirement benefits, net	4,871	(1,772)	3,099
Other comprehensive income (loss)	$611,827	$(180,782)	$431,045

(1)	Includes cash flow hedges. See Note 5 for additional information on cash flow hedges.

A summary of the components of net unrealized appreciation (depreciation) of balances carried at fair value is as follows (dollars in thousands):

For the years ended December 31,	2018	2017	2016
Change in net unrealized appreciation (depreciation) on:
Fixed maturity securities available-for-sale	$(1,759,230)	$987,570	$561,906
Other investments(1)	20,187	25,577	18,900
Effect on unrealized appreciation on:
Deferred policy acquisition costs	26,608	(8,220)	(3,541)
Net unrealized appreciation (depreciation)	$(1,712,435)	$1,004,927	$577,265

(1)	Includes cash flow hedges. See Note 5 for additional information on cash flow hedges.
The balance of and changes in each component of AOCI were as follows (dollars in thousands):

	Accumulated Currency Translation Adjustments	Unrealized Appreciation (Depreciation) of Investments (1)	Pension and Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2015	$(181,151)	$935,697	$(46,262)	$708,284
OCI before reclassifications	29,691	646,887	(951)	675,627
Amounts reclassified from AOCI	—	(69,622)	5,822	(63,800)
Deferred income tax benefit (expense)	(21,081)	(157,929)	(1,772)	(180,782)
Balance, December 31, 2016	(172,541)	1,355,033	(43,163)	1,139,329
OCI before reclassifications	26,973	1,039,387	(4,273)	1,062,087
Amounts reclassified from AOCI	—	(34,460)	5,403	(29,057)
Deferred income tax benefit (expense)	42,153	(306,849)	(404)	(265,100)
Adoption of new accounting standard	17,065	147,550	(8,243)	156,372
Balance, December 31, 2017	(86,350)	2,200,661	(50,680)	2,063,631
OCI before reclassifications	(60,674)	(1,860,789)	(5,218)	(1,926,681)
Amounts reclassified from AOCI	—	148,354	5,334	153,688
Deferred income tax benefit (expense)	(19,101)	367,933	(134)	348,698
Adoption of new accounting standard	(2,573)	—	—	(2,573)
Balance, December 31, 2018	$(168,698)	$856,159	$(50,698)	$636,763

(1)	Includes cash flow hedges of $8,788, $2,619 and $(2,496) as of December 31, 2018, 2017 and 2016, respectively. See Note 5 for additional information on cash flow hedges.

The following table presents the amounts of AOCI reclassifications for the years ended December 31, 2018 and 2017 (dollars in thousands):

	Amount Reclassified from AOCI
Details about AOCI Components	2018	2017	Affected Line Item in Statement of Income
Net unrealized investment gains (losses):
Net unrealized gains and losses on available-for-sale securities	$(122,221)	$25,039	Investment related gains (losses), net
Cash flow hedges - Interest rate	183	(79)	(1)
Cash flow hedges - Currency/Interest rate	292	380	(1)
Cash flow hedges - Forward bond purchase commitments	—	900	(1)
Deferred policy acquisition costs attributed to unrealized gains and losses	(26,608)	8,220	(2)
Total	(148,354)	34,460
Provision for income taxes	31,208	(10,308)
Net unrealized gains (losses), net of tax	$(117,146)	$24,152

Amortization of defined benefit plan items:
Prior service cost (credit)	$971	$971	(3)
Actuarial gains/(losses)	(6,305)	(6,374)	(3)
Total	(5,334)	(5,403)
Provision for income taxes	1,176	1,891
Amortization of defined benefit plans, net of tax	$(4,158)	$(3,512)

Total reclassifications for the period	$(121,304)	$20,640

(1)	See Note 5 for information on cash flow hedges.

(2)	See Note 8 for information on deferred policy acquisition costs.

(3)	See Note 10 for information on employee benefit plans.
Equity Based Compensation
The Company adopted the RGA Flexible Stock Plan (the “Plan”) in February 1993, as amended, and the Flexible Stock Plan for Directors (the “Directors Plan”) in January 1997, as amended, (collectively, the “Stock Plans”). The Stock Plans provide for the award of benefits (collectively “Benefits”) of various types, including stock options, stock appreciation rights (“SARs”), restricted stock, performance shares, cash awards, and other stock-based awards, to key employees, officers, directors and others performing significant services for the benefit of the Company or its subsidiaries. As of December 31, 2018, shares authorized for the granting of Benefits under the Plan and the Directors Plan totaled 14,960,077 and 412,500 respectively. The Company uses treasury shares or shares made available from authorized but unissued shares to support the future exercise of options or settlement of awards granted under its stock plans.
Equity-based compensation expense of $30.1 million, $22.3 million, and $33.1 million related to grants or awards under the Stock Plans was recognized in 2018, 2017 and 2016, respectively. Equity-based compensation expense is principally related to the issuance of stock options, performance contingent restricted units, stock appreciation rights and restricted stock.
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
Stock Options
The following table presents a summary of stock option activity:

	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding December 31, 2017	2,309,769	$75.17
Granted	164,889	$150.87
Exercised	(286,874)	$59.45
Forfeited	(17,341)	$119.63
Outstanding December 31, 2018	2,170,443	$82.65	$126.7
Options exercisable	1,633,182	$73.09	$110.1
The intrinsic value of options exercised was $25.6 million, $42.1 million, and $41.4 million for 2018, 2017 and 2016, respectively.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of 12/31/2018	Weighted-Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable as of 12/31/2018	Weighted-Average Exercise Price
$0.00 - $49.99	163,805	0.9	$43.97	163,805	$43.97
$50.00 - $59.99	775,518	3.5	$58.26	775,518	$58.26
$60.00 - $69.99	839	4.2	$60.24	839	$60.24
$70.00 - $79.99	159,593	5.2	$78.48	159,593	$78.48
$90.00 +	1,070,688	7.4	$106.87	533,427	$102.00
Totals	2,170,443	5.3	$82.65	1,633,182	$73.09
The following table presents the weighted average assumptions used to determine the fair value of stock options issued:

For the years ended December 31,	2018	2017	2016
Dividend yield	1.33%	1.26%	1.58%
Risk-free rate of return	2.79%	2.32%	1.69%
Expected volatility	21.4%	22.8%	28.1%
Expected life (years)	7.0	7.0	7.0
Weighted average exercise price of stock options granted	$150.87	$129.72	$93.53
Weighted average fair value of stock options granted	$36.31	$31.57	$24.52
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
Performance Shares
Performance shares, also referred to as performance contingent units (“PCUs”), are units that, if they vest, are multiplied by a performance factor to produce a number of final PCUs that are paid in the Company’s common stock. Each PCU represents the right to receive up to two shares of Company common stock, depending on the results of certain performance measures over a three-year period. The compensation expense related to the PCUs is recognized ratably over the requisite performance period. Performance shares are accounted for as equity awards, but are not credited with dividend-equivalents for actual dividends paid on the Company’s common stock during the performance period.
Restricted Stock Units
In general, restricted stock units (“RSUs”) become payable at the end of a three- or ten-year vesting period. Each RSU, if they vest, represents the right to receive one share of Company common stock. RSUs awarded under the plan generally have no strike price and are included in the Company’s shares outstanding.
The following table presents a summary of Performance Share and Restricted Stock Unit activity:

	Performance Contingent Units	Restricted Stock Units
Outstanding December 31, 2017	463,259	77,358
Granted	110,042	20,393
Paid	(170,080)	(28,023)
Forfeited	(7,350)	(2,729)
Outstanding December 31, 2018	395,871	66,999
During 2018, the Company issued 110,042 PCUs to key employees at a weighted average fair value per unit of $150.87. In May 2018 and May 2017, RGA’s board of directors approved a 1.07 and 0.75 share payout for each PCU granted in 2016 and 2015, resulting in the issuance of 170,080 and 137,083 shares of common stock from treasury, respectively.
As of December 31, 2018, the total compensation cost of non-vested awards not yet recognized in the financial statements was $24.7 million. It is estimated that these costs will vest over a weighted average period of 1.4 years.
The majority of the awards granted each year under the board-approved incentive compensation package and Directors Plan are made in the first quarter of each year.

Note 18   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Years Ended December 31,
(in thousands, except per share data)
2018	First	Second	Third	Fourth
Total Revenues	$3,173,707	$3,195,908	$3,227,531	$3,278,518
Total benefits and expenses	3,035,782	2,948,620	2,904,870	3,140,572
Income before income taxes	137,925	247,288	322,661	137,946
Net Income	100,230	204,374	301,199	110,039
Earnings Per Share:
Basic earnings per share	$1.55	$3.19	$4.76	$1.75
Diluted earnings per share	1.52	3.13	4.68	1.72
2017	First	Second	Third	Fourth
Total Revenues	$3,008,740	$3,129,276	$3,145,310	$3,232,443
Total benefits and expenses	2,800,896	2,789,961	2,805,148	2,976,949
Income before income taxes	207,844	339,315	340,162	255,494
Net Income	145,512	232,190	227,591	1,216,888
Earnings Per Share:
Basic earnings per share	$2.26	$3.60	$3.53	$18.89
Diluted earnings per share	2.22	3.54	3.47	18.49

Note 19   SUBSEQUENT EVENT
On January 24, 2019, RGA’s board of directors authorized a share repurchase program for up to $400.0 million of RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date. Repurchases would be made in accordance with applicable securities laws and would be made through market transactions, block trades, privately negotiated transactions or other means or a combination of these methods, with the timing and number of shares repurchased dependent on a variety of factors, including share price, corporate and regulatory requirements and market and business conditions. Repurchases may be commenced or suspended from time to time without prior notice. In connection with this new authorization, the board of directors terminated the stock repurchase authority granted in 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Reinsurance Group of America, Incorporated
Chesterfield, Missouri
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Reinsurance Group of America, Incorporated and subsidiaries (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes, and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2019 expressed an unqualified opinion on the Company's internal control over financial reporting.
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
February 27, 2019

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
There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Financial management has documented and evaluated the effectiveness of the internal control of the Company as of December 31, 2018 pertaining to financial reporting in accordance with the criteria established in “Internal Control – Integrated Framework (2013)” by the Committee of Sponsoring Organizations of the Treadway Commission.
In the opinion of management, the Company maintained effective internal control over financial reporting as of December 31, 2018.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Reinsurance Group of America, Incorporated
Chesterfield, Missouri
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Reinsurance Group of Americas Incorporated and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 27, 2019, expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.
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
February 27, 2019

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
John W. Hayden, 52, is Senior Vice President, Controller.  Mr. Hayden joined the Company in March 2000 and held the position of Vice President, SEC Reporting and Investor Relations prior to his current role. Before coming to RGA, Mr. Hayden served in a finance position at General American Life Insurance Company and prior to that position, he was a senior manager at KPMG LLP, in the financial services audit practice, specializing in the insurance industry.  Mr. Hayden also serves as a director and officer of several RGA subsidiaries.
William L. Hutton, 59, is Executive Vice President, General Counsel and Secretary of the Company. He is responsible for legal services provided throughout the RGA enterprise. Mr. Hutton joined the Company in 2001 and held several positions in the legal function before becoming General Counsel in 2011. Prior to joining the Company, he served as counsel at General American Life Insurance Company and was in private practice with two law firms in St. Louis, Missouri. Mr. Hutton also serves as an officer of several RGA subsidiaries.
Todd C. Larson, 55, is Senior Executive Vice President, Chief Financial Officer. He is also a member of the Company’s Executive Committee. Mr. Larson joined the Company in May 1995 as Controller and held several positions in the finance function, including the position of Executive Vice President, Corporate Finance and Treasurer, before becoming Global Chief Risk Officer in July 2014. Mr. Larson assumed the role of Chief Financial Officer in May 2016. Mr. Larson previously was Assistant Controller at Northwestern Mutual Life Insurance Company from 1994 through 1995 and prior to that position was an accountant for KPMG LLP from 1985 through 1993. Mr. Larson also serves as a director and officer of several RGA subsidiaries.
John P. Laughlin, 64, is Executive Vice President of Global Financial Solutions (“GFS”). He is also a member of the Company’s Executive Committee. Mr. Laughlin joined the Company in 1995 through a joint venture acquisition that ultimately became RGA Financial Group, L.L.C. Mr. Laughlin heads the Company’s GFS unit, which is responsible for all of RGA’s financial reinsurance, asset-intensive reinsurance and bulk longevity business worldwide. Prior to joining the Company, Mr. Laughlin worked at ITT Financial Corporation and Liberty Financial Management. Mr. Laughlin also serves as a director and officer of several RGA subsidiaries.
Anna Manning, 60, is President and Chief Executive Officer of the Company. She is also a member of the Company’s Executive Committee. Prior to her current role, Ms. Manning held the position of Senior Executive Vice President, Structured Solutions, which includes the Company’s Global Financial Solutions and Global Acquisitions businesses. Ms. Manning joined the Company in 2007 as Executive Vice President and Chief Operating Officer for RGA International Corporation, followed by four years as Executive Vice President of U.S. Markets. Prior to joining the Company, Ms. Manning spent 19 years in actuarial consulting at Tillinghast Towers Perrin, following an actuarial career in the Canadian marketplace at Manulife Financial from 1981 through 1988. She is a Fellow of the Canadian Institute of Actuaries (“FCIA”), and a Fellow of the Society of Actuaries (“FSA”).
Timothy Matson, 60, is Executive Vice President, Chief Investment Officer. He is also a member of the Company’s Executive Committee. Mr. Matson joined the Company in August, 2014 and is responsible for directing RGA’s investment policy and strategy, and for managing the company’s global asset portfolio. Before joining the Company, he held investment management positions with Aetna and ING, in both the U.S. and Asia, and was the Chief Investment Officer of Cathay Conning Asset Management (“CCAM”), a joint venture based in Hong Kong. He is a Chartered Financial Analyst and a member of the CFA Society of St. Louis. Mr. Matson also serves as a director and officer of several RGA subsidiaries.

Alain Néemeh, 51, is Senior Executive Vice President, Chief Operating Officer. He is also a member of the Company’s Executive Committee. Prior to his current role, Mr. Néemeh was Senior Executive Vice President, Global Life and Health, a position he held since 2015. From 2006 to 2014, Mr. Néemeh was President and Chief Executive Officer of RGA Life Reinsurance

Company of Canada (“RGA Canada”). In addition, from 2012, Mr. Néemeh had executive responsibility for the Company’s Australia and New Zealand operations. Prior to 2006, he served as Executive Vice President, Operations, and Chief Financial Officer of RGA Canada from 2001, having joined the finance area in 1997 from KPMG LLP, where he provided audit and other services to a variety of clients in the financial services, manufacturing and retail sectors. Mr. Néemeh also serves as a director and officer of several RGA subsidiaries.
Jonathan Porter, 48, is Executive Vice President and Global Chief Risk Officer. He is also a member of the Company’s Executive Committee. Mr. Porter is responsible for the Company’s global enterprise risk management and corporate pricing oversight. Prior to his current role, Mr. Porter previously served in positions of Senior Vice President, Global Analytics and In-Force Management and Chief Pricing Actuary of International Markets. Before joining the Company in 2008, Mr. Porter worked for Manulife Financial as Chief Financial Officer, U.S. Life Insurance. Mr. Porter holds FSA and FCIA designations. Mr. Porter also serves as a director and officer of several RGA subsidiaries.
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
In accordance with the Securities Exchange Act of 1934, the Company’s board of directors has established a standing audit committee. The board of directors has determined, in its judgment, that all of the members of the audit committee are independent within the meaning of SEC regulations and the listing standards of the New York Stock Exchange (“NYSE”). The board of directors has determined, in its judgment, that all member of the Audit Committee (Messrs. Boot, Danahy and Gauthier and Ms. Guinn and McNeilage) are qualified as audit committee financial experts within the meaning of SEC regulations and the board has determined that each of them has accounting and related financial management expertise within the meaning of the listing standards of the NYSE. The audit committee charter provides that members of the audit committee may not simultaneously serve on the audit committee of more than two other public companies unless such member demonstrates that he or she has the ability to devote the time and attention that are required to serve on multiple audit committees.
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
The following table summarizes information regarding securities authorized for issuance under equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,671,971 (1)	$82.65 (2) (3)	2,100,532 (4)
Equity compensation plans not approved by security holders	—	—	—
Total	2,671,971 (1)	$82.65 (2) (3)	2,100,532 (4)

(1)	Includes the number of securities to be issued upon exercises under the following plans: Flexible Stock Plan - 2,633,313; and Phantom Stock Plan for Directors – 38,658.

(2)
Does not include 395,871 performance contingent units outstanding under the Flexible Stock Plan or 38,658 phantom units outstanding under the Phantom Stock Plan for Directors because those securities do not have an exercise price (i.e. a unit is a hypothetical share of Company common stock with a value equal to the fair market value of the common stock).

(3)	Reflects the blended weighted-average exercise price of outstanding options under the Flexible Stock Plan $82.65.

(4)
Includes the number of securities remaining available for future issuance under the following plans: Flexible Stock Plan– 2,004,923; Flexible Stock Plan for Directors – 63,665; and Phantom Stock Plan for Directors – 31,944.

On January 24, 2019, RGA’s board of directors authorized a share repurchase program for up to $400.0 million of RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date. In connection with this new authorization, the board of directors terminated the stock repurchase authority granted in 2017.
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

See the Index to Exhibits on page 174.

Item 16.         FORM 10-K SUMMARY
None.

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE I-SUMMARY OF INVESTMENTS-OTHER THAN
INVESTMENTS IN RELATED PARTIES
December 31, 2018
(in millions)

Type of Investment	Amortized Cost	Estimated Fair Value	Amount at Which Shown in the Balance Sheets(1)
Fixed maturity securities:
United States government and government agencies and authorities	$2,234	$2,186	$2,186
State and political subdivisions	721	752	752
Foreign governments(2)	6,449	7,635	7,635
Public utilities	2,876	2,909	2,909
Mortgage-backed and asset-backed securities	5,472	5,437	5,437
All other corporate bonds	21,130	21,073	21,073
Total fixed maturity securities	$38,882	$39,992	$39,992

Equity securities	$108	$82	$82
Mortgage loans on real estate	4,966		4,966
Policy loans	1,345		1,345
Funds withheld at interest	5,762		5,762
Short-term investments	143		143
Other invested assets	1,915		1,915
Total investments	$53,121		$54,205

(1)	Fixed maturity securities are classified as available-for-sale and carried at fair value.

(2)	Includes fixed maturities directly issued by foreign governments, supranational and foreign government-sponsored enterprises.

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
December 31,
(in thousands)

	2018	2017	2016
CONDENSED BALANCE SHEETS
Assets:
Fixed maturity securities available-for-sale, at fair value	$595,303	$710,303
Short-term and other investments	42,906	54,517
Cash and cash equivalents	20,641	15,176
Investment in subsidiaries	11,033,195	12,043,911
Loans to subsidiaries	1,010,000	1,010,000
Other assets	239,643	234,707
Total assets	$12,941,688	$14,068,614
Liabilities and stockholders’ equity:
Long-term debt - unaffiliated(1)	$2,777,756	$2,775,579
Long-term debt - affiliated(2)	500,000	500,000
Other liabilities	1,213,379	1,223,500
Stockholders’ equity	8,450,553	9,569,535
Total liabilities and stockholders’ equity	$12,941,688	$14,068,614
CONDENSED STATEMENTS OF INCOME
Interest / dividend income(3)	$575,833	$131,067	$602,830
Investment related gains (losses), net	(5,392)	(5,187)	203
Operating expenses	(35,912)	(20,517)	(20,742)
Interest expense	(181,364)	(177,417)	(168,924)
Income (loss) before income tax and undistributed earnings of subsidiaries	353,165	(72,054)	413,367
Income tax expense (benefit)	(37,294)	65,882	(23,911)
Net income (loss) before undistributed earnings of subsidiaries	390,459	(137,936)	437,278
Equity in undistributed earnings of subsidiaries	325,383	1,960,117	264,165
Net income	715,842	1,822,181	701,443
Other comprehensive income (loss)	21,455	(7,672)	5,531
Total comprehensive income	$737,297	$1,814,509	$706,974
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

(1)	Long-term debt - unaffiliated consists of the following:

	2018	2017
$400 million 6.45% Senior Notes due 2019	$399,941	$399,873
$400 million 5.00% Senior Notes due 2021	399,466	399,245
$400 million 4.70% Senior Notes due 2023	399,289	399,138
$400 million 3.95% Senior Notes due 2026	399,987	399,987
$400 million 6.20% Subordinated Debentures due 2042	400,000	400,000
$400 million 5.75% Subordinated Debentures due 2056	400,000	400,000
$400 million Variable Rate Junior Subordinated Debentures due 2065	398,674	398,670
Subtotal	2,797,357	2,796,913
Unamortized debt issue costs	(19,601)	(21,334)
Total	$2,777,756	$2,775,579
Repayments of long-term debt—unaffiliated due over the next five years total $400,000 in 2019, $400,000 in 2021 and $400,000 in 2023.

(2)	Long-term debt—affiliated in 2018 and 2017 and consists of $500,000 of subordinated debt issued to various operating subsidiaries.

(3)
Interest/dividend income includes $450,000 and $478,602 of cash dividends received from consolidated subsidiaries in 2018 and 2016, respectively. In 2017 there were no cash dividends received from consolidated subsidiaries.

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT (continued)
December 31,
(in thousands)

	2018	2017	2016
CONDENSED STATEMENTS OF CASH FLOWS
Operating activities:
Net income	$715,842	$1,822,181	$701,443
Equity in earnings of subsidiaries	(325,383)	(1,960,117)	(264,165)
Other, net	36,754	57,677	(63,795)
Net cash (used in) provided by operating activities	427,213	(80,259)	373,483
Investing activities:
Sales of fixed maturity securities available-for-sale	482,324	514,508	228,383
Purchases of fixed maturity securities available-for-sale	(383,392)	(75,000)	(984,397)
Repayments/issuances of loans to subsidiaries	—	40,000	20,000
Change in short-term investments	—	—	102,508
Change in other invested assets	44	125,506	(109,914)
Capital contributions to subsidiaries	(82,150)	(62,500)	(314,142)
Net cash (used in) provided by investing activities	16,826	542,514	(1,057,562)
Financing activities:
Dividends to stockholders	(140,110)	(117,291)	(100,371)
Purchases of treasury stock	(299,679)	(43,508)	(122,916)
Exercise of stock options, net	3,459	7,292	15,321
Net change in cash collateral for loaned securities	(2,244)	(37,290)	105,093
Principal payments on debt	—	(300,000)	—
Proceeds from unaffiliated long-term debt issuance	—	—	799,984
Debt issuance costs	—	—	(8,766)
Net cash (used in) provided by financing activities	(438,574)	(490,797)	688,345
Net change in cash and cash equivalents	5,465	(28,542)	4,266
Cash and cash equivalents at beginning of year	15,176	43,718	39,452
Cash and cash equivalents at end of year	$20,641	$15,176	$43,718
Supplementary information:
Cash paid for interest	$176,236	$185,554	$169,860
Cash paid for income taxes, net of refunds	$93,000	$8,248	$1,500

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION
(in thousands)

	As of December 31,
	Deferred Policy Acquisition Costs	Future Policy Benefits and Interest-Sensitive Contract Liabilities	Other Policy Claims and Benefits Payable
2018
U.S. and Latin America:
Traditional	$1,824,874	$11,727,505	$1,948,335
Financial Solutions	420,154	19,420,906	20,855
Canada:
Traditional	192,661	2,929,568	182,343
Financial Solutions	—	25,574	34,471
Europe, Middle East and Africa:
Traditional	239,161	1,110,194	977,530
Financial Solutions	—	4,540,751	34,514
Asia Pacific:
Traditional	702,439	1,738,199	2,436,473
Financial Solutions	18,481	1,043,375	2,365
Corporate and Other	—	753,854	5,869
Total	$3,397,770	$43,289,926	$5,642,755

2017
U.S. and Latin America:
Traditional	$1,818,572	$11,343,921	$1,814,018
Financial Solutions	405,623	15,127,529	17,876
Canada:
Traditional	212,345	3,041,790	206,655
Financial Solutions	—	27,908	1,040
Europe, Middle East and Africa:
Traditional	229,150	1,075,786	882,744
Financial Solutions	—	4,741,983	38,044
Asia Pacific:
Traditional	552,947	1,611,633	2,017,920
Financial Solutions	21,187	1,118,012	6,885
Corporate and Other	—	502,321	6,892
Total	$3,239,824	$38,590,883	$4,992,074

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION (continued)
(in thousands)

	Year ended December 31,
	Premium Income	Net Investment Income	Policyholder Benefits and Interest Credited	Amortization of DAC	Other Expenses (1)
2018
U.S. and Latin America:
Traditional	$5,533,256	$729,757	$5,130,795	$180,407	$698,121
Financial Solutions	27,203	706,624	442,071	108,697	105,999
Canada:
Traditional	1,024,021	199,412	847,828	13,097	251,171
Financial Solutions	43,372	1,334	36,808	—	2,204
Europe, Middle East and Africa:
Traditional	1,423,199	66,242	1,233,458	26,915	179,113
Financial Solutions	195,333	133,855	116,492	—	37,007
Asia Pacific:
Traditional	2,296,435	95,521	1,885,355	92,231	261,761
Financial Solutions	866	40,729	39,726	1,691	19,028
Corporate and Other	91	165,051	11,600	—	308,269
Total	$10,543,776	$2,138,525	$9,744,133	$423,038	$1,862,673
2017
U.S. and Latin America:
Traditional	$5,356,321	$728,073	$4,842,412	$191,725	$692,600
Financial Solutions	23,683	778,473	458,368	185,280	105,146
Canada:
Traditional	901,976	189,018	757,912	12,426	212,964
Financial Solutions	38,229	5,115	29,639	—	2,656
Europe, Middle East and Africa:
Traditional	1,301,640	55,511	1,096,211	20,570	174,808
Financial Solutions	163,720	123,258	153,874	—	33,683
Asia Pacific:
Traditional	2,053,029	91,675	1,635,728	91,477	334,695
Financial Solutions	2,419	34,529	40,467	1,388	18,790
Corporate and Other	113	148,999	6,346	—	273,789
Total	$9,841,130	$2,154,651	$9,020,957	$502,866	$1,849,131
2016
U.S. and Latin America:
Traditional	$5,249,571	$699,833	$4,717,850	$177,255	$698,762
Financial Solutions	24,349	631,097	333,107	133,501	90,458
Canada:
Traditional	928,642	178,927	707,428	10,621	265,250
Financial Solutions	38,701	2,692	36,275	—	2,718
Europe, Middle East and Africa:
Traditional	1,140,062	50,301	999,005	33,795	132,290
Financial Solutions	180,271	125,282	178,014	—	24,497
Asia Pacific:
Traditional	1,681,505	83,049	1,345,951	24,597	286,674
Financial Solutions	5,428	23,648	37,976	1,423	19,920
Corporate and Other	342	117,057	2,460	—	217,738
Total	$9,248,871	$1,911,886	$8,358,066	$381,192	$1,738,307

(1)
Includes policy acquisition costs and other insurance expenses, excluding amortization of DAC. Also includes other operating expenses, interest expense, and collateral finance and securitization expense.

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE IV—REINSURANCE
(in millions)

	As of or for the Year ended December 31,
	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amounts	Percentage of Amount Assumed to Net
2018
Life insurance in force	$1,363	$186,172	$3,329,181	$3,144,372	105.9%
Premiums
U.S. and Latin America:
Traditional	$31.6	$593.7	$6,095.4	5,533.3	110.2%
Financial Solutions	4.7	—	22.5	27.2	82.7
Canada:
Traditional	—	46.9	1,070.9	1,024.0	104.6
Financial Solutions	—	—	43.4	43.4	100.0
Europe, Middle East and Africa:
Traditional	26.0	25.9	1,423.1	1,423.2	100.0
Financial Solutions	0.2	143.7	338.8	195.3	173.5
Asia Pacific:
Traditional	—	49.8	2,346.2	2,296.4	102.2
Financial Solutions	—	—	0.9	0.9	100.0
Corporate and Other	—	—	0.1	0.1	100.0
Total	$62.5	$860.0	$11,341.3	$10,543.8	107.6
2017
Life insurance in force	$1,462	$205,529	$3,297,275	$3,093,208	106.6%
Premiums
U.S. and Latin America:
Traditional	$30.5	$610.4	$5,936.2	$5,356.3	110.8%
Financial Solutions	4.3	—	19.4	23.7	81.9
Canada:
Traditional	—	38.1	940.1	902.0	104.2
Financial Solutions	—	—	38.2	38.2	100.0
Europe, Middle East and Africa:
Traditional	26.6	34.9	1,310.0	1,301.7	100.6
Financial Solutions	0.2	125.0	288.5	163.7	176.2
Asia Pacific:
Traditional	—	54.5	2,107.5	2,053.0	102.7
Financial Solutions	—	—	2.4	2.4	100.0
Corporate and Other	—	—	0.1	0.1	100.0
Total	$61.6	$862.9	$10,642.4	$9,841.1	108.1
2016
Life insurance in force	$1,576	$214,727	$3,062,525	$2,849,374	107.5%
Premiums
U.S. and Latin America:
Traditional	$31.6	$616.0	$5,834.0	$5,249.6	111.1%
Financial Solutions	1.6	40.2	63.0	24.4	258.2
Canada:
Traditional	—	36.5	965.1	928.6	103.9
Financial Solutions	—	—	38.7	38.7	100.0
Europe, Middle East and Africa:
Traditional	24.1	30.9	1,146.9	1,140.1	100.6
Financial Solutions	0.3	84.4	264.4	180.3	146.6
Asia Pacific:
Traditional	—	50.3	1,731.8	1,681.5	103.0
Financial Solutions	—	—	5.4	5.4	100.0
Corporate and Other	—	—	0.3	0.3	100.0
Total	$57.6	$858.3	$10,049.6	$9,248.9	108.7

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE V—VALUATION AND QUALIFYING ACCOUNTS
(in millions)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
2018
Valuation allowance for deferred income taxes	$226.9	$(33.7)	$(12.1)	$—	$181.1
Valuation allowance for mortgage loans	9.4	1.9	—	—	11.3
2017
Valuation allowance for deferred income taxes	$133.4	$88.5	$10.6	$5.6	$226.9
Valuation allowance for mortgage loans	7.7	1.7	—	—	9.4
2016
Valuation allowance for deferred income taxes	$127.1	$11.0	$(4.7)	$—	$133.4
Valuation allowance for mortgage loans	6.8	0.9	—	—	7.7

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Reinsurance Group of America, Incorporated.

By:	/s/ Anna Manning
Anna Manning
President and Chief Executive Officer

Date: February 27, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2019.

Signatures			Title

	/s/ J. Cliff Eason	February 27, 2019*	Chairman of the Board and Director
J. Cliff Eason

	/s/ Anna Manning	February 27, 2019	President, Chief Executive Officer and
	Anna Manning		Director
(Principal Executive Officer)

	/s/ Arnoud W.A. Boot	February 27, 2019*	Director
Arnoud W.A. Boot

	/s/ John F. Danahy	February 27, 2019*	Director
John F. Danahy

	/s/ Christine R. Detrick	February 27, 2019*	Director
Christine R. Detrick

	/s/ John J. Gauthier	February 27, 2019*	Director
John J. Gauthier

	/s/ Patricia L. Guinn	February 27, 2019*	Director
Patricia L. Guinn

	/s/ Alan C. Henderson	February 27, 2019*	Director
Alan C. Henderson

	/s/ Hazel M. McNeilage	February 27, 2019*	Director
Hazel M. McNeilage

	/s/ Frederick J. Sievert	February 27, 2019*	Director
Frederick J. Sievert

	/s/ Stanley B. Tulin	February 27, 2019*	Director
Stanley B. Tulin

	/s/ Steven C. Van Wyk	February 27, 2019*	Director
Steven C. Van Wyk

	/s/ Todd C. Larson	February 27, 2019	Senior Executive Vice President and Chief
	Todd C. Larson		Financial Officer (Principal Financial
and Accounting Officer)

*	By: /s/ Todd C. Larson	February 27, 2019
Todd C. Larson Attorney-in-fact

Index to Exhibits

Exhibit Number	Description

3.1
Amended and Restated Articles of Incorporation, as amended by Amendment of Articles of Incorporation, effective as of May 23, 2018, incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q for the period ended June 30, 2018, filed on August 3, 2018 (File No. 1-11848)

3.2	Amended and Restated Bylaws, effective as of May 23, 2018, incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on May 24, 2018 (File No. 1-11848)

4.1	Form of stock certificate for RGA’s common stock, incorporated by reference to Exhibit 4 to RGA’s Registration Statement on Form 8-A filed on November 17, 2008 (File No. 1-11848)

4.2
Form of Senior Indenture between RGA and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3, filed on February 9, 2001, as amended (File No. 333-55304) (the “Original S-3”)

4.3
Third Supplemental Senior Indenture, dated as of November 6, 2009, between RGA and The Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on November 9, 2009 (File No. 1-11848)

4.4
Fourth Supplemental Senior Indenture, dated as of May 27, 2011, between RGA and The Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on May 31, 2011 (File No. 1-11848)

4.5
Indenture, dated as of August 21, 2012, between RGA and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on August 21, 2012 (File No. 1-11848)

4.6
First Supplemental Indenture, dated as of August 21, 2012, between RGA and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on August 21, 2012 (File No. 1-11848)

4.7
Second Supplemental Indenture, dated as of September 24, 2013, between RGA and The Bank of New York Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on September 24, 2013 (File No. 1-11848)

4.8
Third Supplemental Indenture, dated as of June 8, 2016, between RGA and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on June 8, 2016 (File No. 1-11848)

4.9
Fourth Supplemental Indenture, dated as of June 8, 2016, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed on June 8, 2016 (File No. 1-11848)

4.10	Form of Junior Subordinated Indenture between RGA and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.3 of the Original S-3 (File No. 333-55304)

4.11
Form of Second Supplemental Junior Subordinated Indenture between RGA and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on December 9, 2005 (File No. 1-11848)

10.1
Credit Agreement, dated as of August 21, 2018, by and among RGA, the lenders named therein, U.S. Bank National Association, as Administrative Agent, Swing Line Lender and L/C Issuer, Bank of America, N.A.; JPMorgan Chase Bank, N.A.; and Wells Fargo Bank, National Association as Joint Syndication Agents and Barclays Bank PLC; HSBC Bank USA, National Association; KeyBank National Association; Mizuho Bank, Ltd.; MUFG Bank, Ltd.; Royal Bank of Canada; and Sumitomo Mitsui Banking Corporation as Co-Documentation Agents, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 22, 2018 (File No. 1-11848)

10.2
Letter of Credit Reimbursement Agreement, dated as of May 17, 2017, by and between RGA and Crédit Agricole Corporate and Investment Bank, incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed May 19, 2017 (File No. 1-11848)

10.3
RGA Annual Bonus Plan, effective May 21, 2008, as amended and restated, incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on March 1, 2013 (file No. 1-11848)*

10.4
RGA Flexible Stock Plan as amended and restated effective July 1, 1998 and as further amended by Amendment on March 16, 2000, Second Amendment on May 28, 2003, Third Amendment on May 26, 2004, Fourth Amendment on May 23, 2007, Fifth Amendment on May 21, 2008, Sixth Amendment on May 8, 2011, Seventh Amendment on May 18, 2011, and Eighth Amendment on May 15, 2013, incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed on August 5, 2013 (File No. 1-11848)*

10.5	Form of RGA Flexible Stock Plan Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 10, 2004 (File No. 1-11848)*

10.6
Form of RGA Flexible Stock Plan Performance Contingent Share Agreement, incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended March 31, 2012, filed on May 7, 2012 (File No. 1-11848) *

10.7	Form of RGA Flexible Stock Plan Stock Appreciation Right Award Agreement, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 25, 2011 (File No. 1-11848)*

10.8
Form of RGA Flexible Stock Plan Stock Appreciation Right Award Agreement, incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended March 31, 2012, filed on May 7, 2012 (File No. 1-11848)*

10.9
RGA Flexible Stock Plan, as amended and restated effective May 23, 2017, incorporated by reference to Exhibit 10.9 to Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed on February 27, 2018 (File No. 1-11848)*

10.10
Form of Performance Contingent Share Agreement under RGA Flexible Stock Plan, as amended and restated effective May 23, 2017, incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended March 31, 2018, filed on May 4, 2018 (File No. 1-11848)*

10.11
Form of Stock Appreciation Right Award Agreement under RGA Flexible Stock Plan, as amended and restated effective May 23, 2017, incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended March 31, 2018, filed on May 4, 2018 (File No. 1-11848)*

10.12
Form of Non-Qualified Stock Option Agreement under RGA Flexible Stock Plan, as amended and restated effective May 23, 2017, incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended June 30, 2018, filed on August 3, 2018 (File No. 1-11848)*

10.13
RGA Flexible Stock Plan for Directors, as amended and restated effective May 28, 2003, incorporated by reference to Proxy Statement on Schedule 14A for the annual meeting of shareholders on May 28, 2003, filed on April 10, 2003 (File No. 1-11848)*

10.14
RGA Flexible Stock Plan for Directors, as amended and restated effective May 23, 2017, incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed on February 27, 2018 (File No. 1-11848)*

10.15
RGA Phantom Stock Plan for Directors, as amended effective January 1, 2003, incorporated by reference to Proxy Statement on Schedule 14A for the annual meeting of shareholders on May 28, 2003, filed on April 10, 2003*

10.16
RGA Phantom Stock Plan for Directors, as amended and restated effective January 1, 2016, incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended September 30, 2015 (File No. 1-11848), filed on November 4, 2015*

10.17
RGA Phantom Stock Plan for Directors, as amended and restated effective May 23, 2017, incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed on February 27, 2018 (File No. 1-11848)*

10.18	Offer Letter, dated October 29, 2015, between RGA and Anna Manning, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 24, 2015 (File No. 1-11848)*

10.19
Form of Stock Appreciation Right Award Agreement, effective December 1, 2015, between RGA and Anna Manning, incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on November 24, 2015 (File No. 1-11848)*

10.20
Form of Stock Appreciation Right Award Agreement, effective December 1, 2015, between RGA and Alain Néemeh, incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on November 24, 2015 (File No. 1-11848)*

10.21
RGA Reinsurance Company Augmented Benefit Plan, as amended, incorporated by reference to Exhibit 10.20 to Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed on February 27, 2018 (File No. 1-11848)*

10.22
RGA Reinsurance Company Executive Deferred Savings Plan, as amended, incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed on February 27, 2018 (File No. 1-11848)*

10.23
Canadian Supplemental Executive Retirement Plan for Executive Employees of RGA Life Reinsurance Company of Canada, as amended and restated as of August 1, 2015, incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed on February 27, 2018 (File No. 1-11848)*

10.24
Directors’ Compensation Summary Sheet, incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed on February 27, 2018 (File No. 1-11848)*

10.25
Form of Directors’ Indemnification Agreement, incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed on February 27, 2018 (File No. 1-11848)*

21.1	Subsidiaries of RGA

23.1	Consent of Deloitte & Touche LLP

24.1	Powers of Attorney for Messrs. Boot, Danahy, Eason, Gauthier, Henderson, Sievert, Tulin and Van Wyk and Mses. Detrick, Guinn and McNeilage

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
* Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15 of this Report.