Form 10-Q
period 2019-09-30
REINSURANCE GROUP OF AMERICA INC
filed 2019-11-01
CIK 898174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
 OR
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

As of October 31, 2019, 62,610,856 shares of the registrant’s common stock were outstanding.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2019	December 31, 2018
	(Dollars in thousands, except share data)
Assets
Fixed maturity securities available-for-sale, at fair value (amortized cost $44,860,441 and $38,882,168)	$49,481,267	$39,992,346
Equity securities, at fair value (cost $150,384 and $107,721)	134,453	82,197
Mortgage loans on real estate (net of allowances of $11,775 and $11,286)	5,647,265	4,966,298
Policy loans	1,289,868	1,344,980
Funds withheld at interest	5,614,363	5,761,471
Short-term investments	107,503	142,598
Other invested assets	2,215,275	1,915,297
Total investments	64,489,994	54,205,187
Cash and cash equivalents	2,635,596	1,889,733
Accrued investment income	520,301	427,893
Premiums receivable and other reinsurance balances	2,817,709	3,017,868
Reinsurance ceded receivables	863,027	757,572
Deferred policy acquisition costs	3,411,481	3,397,770
Other assets	1,035,877	839,222
Total assets	$75,773,985	$64,535,245
Liabilities and Stockholders’ Equity
Future policy benefits	$27,085,728	$25,285,400
Interest-sensitive contract liabilities	22,345,126	18,004,526
Other policy claims and benefits	6,147,432	5,642,755
Other reinsurance balances	512,883	487,177
Deferred income taxes	2,761,726	1,798,800
Other liabilities	1,405,704	1,396,200
Long-term debt	3,381,406	2,787,873
Collateral finance and securitization notes	610,246	681,961
Total liabilities	64,250,251	56,084,692
Commitments and contingent liabilities (See Note 8)
Stockholders’ Equity:
Preferred stock - par value $.01 per share, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock - par value $.01 per share, 140,000,000 shares authorized, 79,137,758 shares issued at September 30, 2019 and December 31, 2018	791	791
Additional paid-in capital	1,927,943	1,898,652
Retained earnings	7,765,678	7,284,949
Treasury stock, at cost - 16,528,557 and 16,323,390 shares	(1,429,024)	(1,370,602)
Accumulated other comprehensive income	3,258,346	636,763
Total stockholders’ equity	11,523,734	8,450,553
Total liabilities and stockholders’ equity	$75,773,985	$64,535,245
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenues:	(Dollars in thousands, except per share data)
Net premiums	$2,809,641	$2,562,042	$8,311,240	$7,739,053
Investment income, net of related expenses	678,805	572,742	1,842,760	1,617,132
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(8,539)	(10,705)	(17,992)	(14,055)
Other investment related gains (losses), net	57,323	(9,312)	87,036	(17,004)
Total investment related gains (losses), net	48,784	(20,017)	69,044	(31,059)
Other revenues	90,335	112,764	291,960	272,020
Total revenues	3,627,565	3,227,531	10,515,004	9,597,146
Benefits and Expenses:
Claims and other policy benefits	2,469,981	2,209,920	7,493,516	6,851,614
Interest credited	226,262	143,292	517,293	333,068
Policy acquisition costs and other insurance expenses	321,855	310,639	894,081	987,817
Other operating expenses	209,348	200,262	634,330	586,495
Interest expense	45,927	33,290	129,383	107,769
Collateral finance and securitization expense	7,102	7,467	22,670	22,509
Total benefits and expenses	3,280,475	2,904,870	9,691,273	8,889,272
Income before income taxes	347,090	322,661	823,731	707,874
Provision for income taxes	84,325	21,462	188,761	102,071
Net income	$262,765	$301,199	$634,970	$605,803
Earnings per share:
Basic earnings per share	$4.19	$4.76	$10.13	$9.47
Diluted earnings per share	$4.12	$4.68	$9.93	$9.30
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Comprehensive income (loss)	(Dollars in thousands)
Net income	$262,765	$301,199	$634,970	$605,803
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(34,465)	25,462	11,524	(30,375)
Net unrealized investment gains (losses)	656,656	(215,986)	2,616,390	(1,218,309)
Defined benefit pension and postretirement plan adjustments	(5,958)	931	(6,331)	431
Total other comprehensive income (loss), net of tax	616,233	(189,593)	2,621,583	(1,248,253)
Total comprehensive income (loss)	$878,998	$111,606	$3,256,553	$(642,450)
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands except per share amounts)
(Unaudited)

	Three months ended September 30, 2019 and 2018
	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance, June 30, 2019	$791	$1,920,144	$7,549,737	$(1,403,774)	$2,642,113	$10,709,011
Net income			262,765			262,765
Total other comprehensive income (loss)					616,233	616,233
Dividends to stockholders, $0.70 per share			(43,886)			(43,886)
Purchase of treasury stock				(30,487)		(30,487)
Reissuance of treasury stock		7,799	(2,938)	5,237		10,098
Balance, September 30, 2019	$791	$1,927,943	$7,765,678	$(1,429,024)	$3,258,346	$11,523,734

Balance, June 30, 2018	$791	$1,887,336	$6,952,170	$(1,243,566)	$1,004,971	$8,601,702
Adoption of new accounting standards			2,573		(2,573)	—
Net income			301,199			301,199
Total other comprehensive income (loss)					(189,593)	(189,593)
Dividends to stockholders, $0.60 per share			(38,071)			(38,071)
Purchase of treasury stock				(108,804)		(108,804)
Reissuance of treasury stock		11,808	(2,345)	3,427		12,890
Balance, September 30, 2018	$791	$1,899,144	$7,215,526	$(1,348,943)	$812,805	$8,579,323

	Nine months ended September 30, 2019 and 2018
	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2018	$791	$1,898,652	$7,284,949	$(1,370,602)	$636,763	$8,450,553
Adoption of new accounting standards			(87)			(87)
Net income			634,970			634,970
Total other comprehensive income (loss)					2,621,583	2,621,583
Dividends to stockholders, $1.90 per share			(119,233)			(119,233)
Purchase of treasury stock				(98,231)		(98,231)
Reissuance of treasury stock		29,291	(34,921)	39,809		34,179
Balance, September 30, 2019	$791	$1,927,943	$7,765,678	$(1,429,024)	$3,258,346	$11,523,734

Balance, December 31, 2017	$791	$1,870,906	$6,736,265	$(1,102,058)	$2,063,631	$9,569,535
Adoption of new accounting standards			553		(2,573)	(2,020)
Net income			605,803			605,803
Total other comprehensive income (loss)					(1,248,253)	(1,248,253)
Dividends to stockholders, $1.60 per share			(102,441)			(102,441)
Purchase of treasury stock				(273,873)		(273,873)
Reissuance of treasury stock		28,238	(24,654)	26,988		30,572
Balance, September 30, 2018	$791	$1,899,144	$7,215,526	$(1,348,943)	$812,805	$8,579,323

See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2019	2018
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$634,970	$605,803
Adjustments to reconcile net income to net cash provided by operating activities:
Change in operating assets and liabilities:
Accrued investment income	(40,160)	23,473
Premiums receivable and other reinsurance balances	182,018	(519,107)
Deferred policy acquisition costs	(130,305)	23,682
Reinsurance ceded receivable balances	(124,290)	37,468
Future policy benefits, other policy claims and benefits, and other reinsurance balances	1,174,427	920,492
Deferred income taxes	200,653	(8,136)
Other assets and other liabilities, net	(253,405)	(47,978)
Amortization of net investment premiums, discounts and other	(44,386)	(55,154)
Depreciation and amortization expense	33,624	32,153
Investment related (gains) losses, net	(69,044)	31,059
Other, net	199,148	56,408
Net cash provided by operating activities	1,763,250	1,100,163
Cash Flows from Investing Activities:
Sales of fixed maturity securities available-for-sale	10,544,915	6,314,968
Maturities of fixed maturity securities available-for-sale	614,489	461,764
Sales of equity securities	35,840	44,952
Principal payments and sales of mortgage loans on real estate	308,694	290,450
Principal payments on policy loans	73,705	43,995
Purchases of fixed maturity securities available-for-sale	(11,377,473)	(6,041,665)
Purchases of equity securities	(77,553)	(12,578)
Cash invested in mortgage loans on real estate	(986,709)	(671,956)
Cash invested in policy loans	(4,942)	(6,422)
Cash invested in funds withheld at interest	(51,623)	(61,969)
Purchase of businesses, net of cash acquired of $27,374 and $4,938	3,561	(31,441)
Purchases of property and equipment	(23,967)	(20,478)
Change in short-term investments	154,332	34,856
Change in other invested assets	(193,475)	(313,464)
Net cash provided by (used in) investing activities	(980,206)	31,012
Cash Flows from Financing Activities:
Dividends to stockholders	(119,233)	(102,441)
Repayment of collateral finance and securitization notes	(76,516)	(75,146)
Proceeds from long-term debt issuance	598,524	—
Debt issuance costs	(4,750)	—
Principal payments of long-term debt	(2,091)	(2,007)
Purchases of treasury stock	(98,231)	(273,873)
Exercise of stock options, net	4,259	2,336
Change in cash collateral for derivative positions and other arrangements	(67,069)	(21,288)
Deposits on universal life and other investment type policies and contracts	318,510	320,871
Withdrawals on universal life and other investment type policies and contracts	(572,996)	(520,649)
Net cash used in financing activities	(19,593)	(672,197)
Effect of exchange rate changes on cash	(17,588)	(32,013)
Change in cash and cash equivalents	745,863	426,965
Cash and cash equivalents, beginning of period	1,889,733	1,303,524
Cash and cash equivalents, end of period	$2,635,596	$1,730,489
Supplemental disclosures of cash flow information:
Interest paid	$124,154	$124,575
Income taxes paid, net of refunds	$14,115	$99,554
Non-cash investing activities:
Transfer of invested assets	$6,198,117	$3,763,195
Right-of-use assets acquired through operating losses	$986	$—
Purchase of businesses:
Assets acquired, excluding cash acquired	$8,303	$69,853
Liabilities assumed	(11,864)	(38,412)
Net cash (received) paid on purchase	$(3,561)	$31,441
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

2.	Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share on net income (in thousands, except per share information):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Earnings:
Net income (numerator for basic and diluted calculations)	$262,765	$301,199	$634,970	$605,803
Shares:
Weighted average outstanding shares (denominator for basic calculation)	62,666	63,279	62,701	63,941
Equivalent shares from outstanding stock options	1,123	1,017	1,218	1,189
Denominator for diluted calculation	63,789	64,296	63,919	65,130
Earnings per share:
Basic	$4.19	$4.76	$10.13	$9.47
Diluted	$4.12	$4.68	$9.93	$9.30

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

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Excluded from common equivalent shares:
Stock options	139	227	416	349
Performance contingent shares	258	276	182	256

3.	Equity
Common Stock
The changes in the number of common stock issued, held in treasury and outstanding are as follows for the periods indicated:

	Issued	Held In Treasury	Outstanding
Balance, December 31, 2018	79,137,758	16,323,390	62,814,368
Common stock acquired	—	546,614	(546,614)
Stock-based compensation (1)	—	(341,447)	341,447
Balance, September 30, 2019	79,137,758	16,528,557	62,609,201

	Issued	Held In Treasury	Outstanding
Balance, December 31, 2017	79,137,758	14,685,663	64,452,095
Common stock acquired	—	1,750,295	(1,750,295)
Stock-based compensation (1)	—	(249,068)	249,068
Balance, September 30, 2018	79,137,758	16,186,890	62,950,868

(1)	Represents net shares issued from treasury pursuant to the Company’s equity-based compensation programs.
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
In January 2019, RGA’s board of directors authorized a repurchase program for up to $400.0 million of RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date. Repurchases would be made in accordance with applicable securities laws and would be made through market transactions, block trades, privately negotiated transactions or other means or a combination of these methods, with the timing and number of shares repurchased dependent on a variety of factors, including share price, corporate and regulatory requirements and market and business conditions. Repurchases may be commenced or suspended from time to time without prior notice. In connection with this new authorization, the board of directors terminated the stock repurchase authority granted in 2017. During the first nine months of 2019, RGA repurchased 0.5 million shares of common stock under this program for $79.8 million. During the first nine months of 2018, RGA repurchased 1.8 million shares of common stock under the 2017 repurchase program for $258.5 million.
Accumulated Other Comprehensive Income (Loss)
The balance of and changes in each component of accumulated other comprehensive income (loss) (“AOCI”) for the nine months ended September 30, 2019 and 2018 are as follows (dollars in thousands):

	Accumulated Currency Translation Adjustments	Unrealized Appreciation (Depreciation) of Investments(1)	Pension and Postretirement Benefits	Total
Balance, December 31, 2018	$(168,698)	$856,159	$(50,698)	$636,763
Other comprehensive income (loss) before reclassifications	16,155	3,526,151	(11,735)	3,530,571
Amounts reclassified to (from) AOCI	—	(170,531)	3,728	(166,803)
Deferred income tax benefit (expense)	(4,631)	(739,230)	1,676	(742,185)
Balance, September 30, 2019	$(157,174)	$3,472,549	$(57,029)	$3,258,346

	Accumulated Currency Translation Adjustments	Unrealized Appreciation (Depreciation) of Investments(1)	Pension and Postretirement Benefits	Total
Balance, December 31, 2017	$(86,350)	$2,200,661	$(50,680)	$2,063,631
Other comprehensive income (loss) before reclassifications	(24,977)	(1,638,146)	(3,391)	(1,666,514)
Amounts reclassified to (from) AOCI	—	79,505	3,986	83,491
Deferred income tax benefit (expense)	(5,398)	340,332	(164)	334,770
Adoption of new accounting standard	(2,573)	—	—	(2,573)
Balance, September 30, 2018	$(119,298)	$982,352	$(50,249)	$812,805

(1)
Includes cash flow hedges of $(47,202) and $8,788 as of September 30, 2019 and December 31, 2018, respectively, and $29,043 and $2,619 as of September 30, 2018 and December 31, 2017, respectively. See Note 5 - “Derivative Instruments” for additional information on cash flow hedges.

The following table presents the amounts of AOCI reclassifications for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Amount Reclassified from AOCI
	Three months ended September 30,		Nine months ended September 30,
Details about AOCI Components	2019	2018	2019	2018	Affected Line Item in Statements of Income
Net unrealized investment gains (losses):
Net unrealized gains (losses) on available-for-sale securities	$50,537	$(21,249)	$70,513	$(60,347)	Investment related gains (losses), net
Cash flow hedges - Interest rate	255	234	1,107	(108)	(1)
Cash flow hedges - Currency/Interest rate	(38)	50	(19)	270	(1)
Deferred policy acquisition costs attributed to unrealized gains and losses	21,275	(4,893)	98,930	(19,320)	(2)
Total	72,029	(25,858)	170,531	(79,505)
Provision for income taxes	(14,808)	5,355	(35,087)	16,978
Net unrealized gains (losses), net of tax	$57,221	$(20,503)	$135,444	$(62,527)
Amortization of defined benefit plan items:
Prior service cost (credit)	$267	$246	$804	$739	(3)
Actuarial gains/(losses)	(1,102)	(1,866)	(4,532)	(4,725)	(3)
Total	(835)	(1,620)	(3,728)	(3,986)
Provision for income taxes	175	340	783	837
Amortization of defined benefit plans, net of tax	$(660)	$(1,280)	$(2,945)	$(3,149)

Total reclassifications for the period	$56,561	$(21,783)	$132,499	$(65,676)

(1)	See Note 5 - “Derivative Instruments” for additional information on cash flow hedges.

(2)	This AOCI component is included in the computation of the deferred policy acquisition cost. See Note 8 – “Deferred Policy Acquisition Costs” of the 2018 Annual Report for additional details.

(3)	This AOCI component is included in the computation of the net periodic pension cost. See Note 10 – “Employee Benefit Plans” for additional details.

Equity Based Compensation
Equity compensation expense was $29.3 million and $28.4 million in the first nine months of 2019 and 2018, respectively. In the first quarter of 2019, the Company granted 0.2 million stock appreciation rights at $145.25 weighted average exercise price per share and 0.1 million performance contingent units to employees. Additionally, non-employee directors were granted a total of 8,472 shares of common stock. As of September 30, 2019, 1.4 million share options at a weighted average strike price per share of $76.08 were vested and exercisable, with a remaining weighted average exercise period of 4.1 years. As of September 30, 2019, the total compensation cost of non-vested awards not yet recognized in the condensed consolidated financial statements was $26.5 million. It is estimated that these costs will vest over a weighted average period of 0.9 years.

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
The following tables provide information relating to investments in fixed maturity securities by sector as of September 30, 2019 and December 31, 2018 (dollars in thousands):

September 30, 2019:	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	% of Total	Other-than- temporary Impairments in AOCI
Available-for-sale:
Corporate	$28,154,301	$2,277,070	$78,152	$30,353,219	61.3%	$—
Canadian government	2,962,729	1,670,680	190	4,633,219	9.4	—
RMBS	2,360,691	81,367	2,216	2,439,842	4.9	—
ABS	2,809,008	27,621	13,994	2,822,635	5.7	275
CMBS	1,698,334	84,345	461	1,782,218	3.6	—
U.S. government	1,570,540	98,193	228	1,668,505	3.4	—
State and political subdivisions	1,078,019	113,684	1,600	1,190,103	2.4	—
Other foreign government	4,226,819	370,109	5,402	4,591,526	9.3	—
Total fixed maturity securities	$44,860,441	$4,723,069	$102,243	$49,481,267	100.0%	$275

December 31, 2018:	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	% of Total	Other-than- temporary Impairments in AOCI
Available-for-sale:
Corporate	$24,006,407	$530,804	$555,092	$23,982,119	59.9%	$—
Canadian government	2,768,466	1,126,227	2,308	3,892,385	9.7	—
RMBS	1,872,236	22,267	25,282	1,869,221	4.7	—
ABS	2,171,254	10,779	32,829	2,149,204	5.4	275
CMBS	1,428,115	9,153	18,234	1,419,034	3.5	—
U.S. government	2,233,537	10,204	57,867	2,185,874	5.5	—
State and political subdivisions	721,290	39,914	9,010	752,194	1.9	—
Other foreign government	3,680,863	109,320	47,868	3,742,315	9.4	—
Total fixed maturity securities	$38,882,168	$1,858,668	$748,490	$39,992,346	100.0%	$275

The Company enters into various collateral arrangements with counterparties that require both the pledging and acceptance of fixed maturity securities as collateral. Pledged fixed maturity securities are included in fixed maturity securities, available-for-sale in the condensed consolidated balance sheets. Fixed maturity securities received as collateral are held in separate custodial accounts and are not recorded on the Company’s condensed consolidated balance sheets. Subject to certain constraints, the Company is permitted by contract to sell or repledge collateral it receives; however, as of September 30, 2019 and December 31, 2018, none of the collateral received had been sold or repledged. The Company also holds assets in trust to satisfy collateral requirements under derivative transactions and certain third-party reinsurance treaties. The following table includes fixed maturity securities pledged and received as collateral and assets in trust held to satisfy collateral requirements under derivative transactions and certain third-party reinsurance treaties as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019		December 31, 2018
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity securities pledged as collateral	$95,387	$99,393	$80,891	$83,950
Fixed maturity securities received as collateral	n/a	696,435	n/a	616,584
Assets in trust held to satisfy collateral requirements	26,332,915	28,368,125	20,072,735	20,366,170

The Company monitors its concentrations of financial instruments on an ongoing basis and mitigates credit risk by maintaining a diversified investment portfolio that limits exposure to any one issuer. The Company’s exposure to concentrations of credit risk from single issuers greater than 10% of the Company’s stockholders’ equity included securities of the U.S. government and its agencies as well as the securities disclosed below as of September 30, 2019 and December 31, 2018 (dollars in thousands).

	September 30, 2019		December 31, 2018
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity securities guaranteed or issued by:
Canadian province of Quebec	$1,167,744	$2,153,434	$1,091,018	$1,757,087
Canadian province of Ontario	981,279	1,371,571	913,642	1,187,526

The amortized cost and estimated fair value of fixed maturity securities classified as available-for-sale at September 30, 2019 are shown by contractual maturity in the table below (dollars in thousands). Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset and mortgage-backed securities are shown separately in the table below, as they are not due at a single maturity date.

	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due in one year or less	$1,538,152	$1,547,966
Due after one year through five years	8,318,044	8,656,979
Due after five years through ten years	9,485,912	10,275,538
Due after ten years	18,650,300	21,956,089
Asset and mortgage-backed securities	6,868,033	7,044,695
Total	$44,860,441	$49,481,267

Corporate Fixed Maturity Securities
The tables below show the major industry types of the Company’s corporate fixed maturity holdings as of September 30, 2019 and December 31, 2018 (dollars in thousands):

September 30, 2019:		Estimated
	Amortized Cost	Fair Value	% of Total
Finance	$10,604,290	$11,327,324	37.3%
Industrial	14,099,496	15,213,256	50.1
Utility	3,450,515	3,812,639	12.6
Total	$28,154,301	$30,353,219	100.0%

December 31, 2018:		Estimated
	Amortized Cost	Fair Value	% of Total
Finance	$8,793,742	$8,730,568	36.3%
Industrial	12,336,857	12,342,111	51.6
Utility	2,875,808	2,909,440	12.1
Total	$24,006,407	$23,982,119	100.0%

Other-Than-Temporary Impairments - Fixed Maturity Securities
As discussed in Note 2 – “Significant Accounting Policies and Pronouncements” of the 2018 Annual Report, a portion of certain other-than-temporary impairment (“OTTI”) losses on fixed maturity securities is recognized in AOCI. For these securities, the net amount recognized in the condensed consolidated statements of income (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in AOCI. The amount of pre-tax credit loss impairments on fixed maturity securities held by the Company, for which a portion of the OTTI loss was recognized in AOCI, was $3.7 million as of September 30, 2019 and 2018. There were no changes in these amounts from their respective prior-year ending balances.

Unrealized Losses for Fixed Maturity Securities Available-for-Sale
The following table presents the total gross unrealized losses for the 856 and 3,109 fixed maturity securities as of September 30, 2019 and December 31, 2018, respectively, where the estimated fair value had declined and remained below amortized cost by the indicated amount (dollars in thousands):

	September 30, 2019		December 31, 2018
	Gross Unrealized Losses	% of Total	Gross Unrealized Losses	% of Total
Less than 20%	$75,658	74.0%	$721,015	96.3%
20% or more for less than six months	10,064	9.8	21,336	2.9
20% or more for six months or greater	16,521	16.2	6,139	0.8
Total	$102,243	100.0%	$748,490	100.0%

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
The following tables present the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for 856 and 3,109 fixed maturity securities that have estimated fair values below amortized cost as of September 30, 2019 and December 31, 2018, respectively (dollars in thousands). These investments are presented by class and grade of security, as well as the length of time the related fair value has remained below amortized cost.

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
September 30, 2019:	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
Corporate	$1,570,113	$25,598	$410,462	$11,576	$1,980,575	$37,174
Canadian government	867	10	17,509	180	18,376	190
RMBS	222,644	987	116,037	1,218	338,681	2,205
ABS	765,223	4,861	413,297	9,133	1,178,520	13,994
CMBS	48,699	218	32,638	232	81,337	450
U.S. government	2,758	7	65,220	221	67,978	228
State and political subdivisions	11,129	97	13,838	1,503	24,967	1,600
Other foreign government	198,170	3,474	45,430	761	243,600	4,235
Total investment grade securities	2,819,603	35,252	1,114,431	24,824	3,934,034	60,076
Below investment grade securities:
Corporate	206,108	24,561	122,670	16,417	328,778	40,978
RMBS	—	—	939	11	939	11
CMBS	1,042	11	—	—	1,042	11
Other foreign government	12,914	290	13,173	877	26,087	1,167
Total below investment grade securities	220,064	24,862	136,782	17,305	356,846	42,167
Total fixed maturity securities	$3,039,667	$60,114	$1,251,213	$42,129	$4,290,880	$102,243

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
December 31, 2018:	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
Corporate	$8,505,371	$302,604	$3,611,266	$195,082	$12,116,637	$497,686
Canadian government	25,169	419	131,806	1,612	156,975	2,031
RMBS	269,558	2,488	836,741	22,760	1,106,299	25,248
ABS	1,102,677	24,271	381,609	8,523	1,484,286	32,794
CMBS	384,259	4,304	414,719	13,930	798,978	18,234
U.S. government	8,616	80	1,086,694	57,787	1,095,310	57,867
State and political subdivisions	103,504	1,538	157,330	7,472	260,834	9,010
Other foreign government	789,859	24,509	472,934	17,446	1,262,793	41,955
Total investment grade securities	11,189,013	360,213	7,093,099	324,612	18,282,112	684,825
Below investment grade securities:
Corporate	755,679	42,760	122,559	14,646	878,238	57,406
Canadian government	443	34	1,770	243	2,213	277
RMBS	—	—	1,026	34	1,026	34
ABS	—	—	1,063	35	1,063	35
Other foreign government	128,725	5,574	7,479	339	136,204	5,913
Total below investment grade securities	884,847	48,368	133,897	15,297	1,018,744	63,665
Total fixed maturity securities	$12,073,860	$408,581	$7,226,996	$339,909	$19,300,856	$748,490

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

Investment Income, Net of Related Expenses
Major categories of investment income, net of related expenses, consist of the following (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Fixed maturity securities available-for-sale	$464,431	$378,669	$1,307,359	$1,121,496
Equity securities	1,709	1,319	3,600	3,710
Mortgage loans on real estate	67,071	54,424	187,142	155,083
Policy loans	14,580	14,730	43,083	44,285
Funds withheld at interest	81,862	108,232	209,568	270,094
Short-term investments and cash and cash equivalents	6,152	3,067	20,517	9,276
Other invested assets	66,611	35,594	140,757	80,207
Investment income	702,416	596,035	1,912,026	1,684,151
Investment expense	(23,611)	(23,293)	(69,266)	(67,019)
Investment income, net of related expenses	$678,805	$572,742	$1,842,760	$1,617,132

Investment Related Gains (Losses), Net
Investment related gains (losses), net, consist of the following (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Fixed maturity securities available-for-sale:
Other-than-temporary impairment losses	$(8,539)	$(10,705)	$(17,992)	$(14,055)
Gain on investment activity	67,980	20,040	116,409	52,146
Loss on investment activity	(12,996)	(37,880)	(38,589)	(94,194)
Equity securities:
Gain on investment activity	432	3,932	506	4,429
Loss on investment activity	—	(174)	(1)	(1,124)
Change in unrealized gains (losses) recognized in earnings	3,396	3,539	9,813	(7,564)
Other impairment losses and change in mortgage loan provision	(4,030)	(6,566)	(11,498)	(8,235)
Derivatives and other, net	2,541	7,797	10,396	37,538
Total investment related gains (losses), net	$48,784	$(20,017)	$69,044	$(31,059)

The fixed maturity impairments for the three months ended September 30, 2019 and 2018 are primarily related to high-yield securities. The fixed maturity impairments for the nine months ended September 30, 2019 were primarily related to a U.S. utility company and high-yield securities. The fixed maturity impairments for the nine months ended September 30, 2018 were primarily related to high-yield securities. The other impairment losses and change in mortgage loan provision for the three months ended September 30, 2019 includes impairments on limited partnerships. The other impairment losses and change in mortgage loan provision for the three months ended September 30, 2018 includes impairments on real estate joint ventures and limited partnerships. The other impairment losses and change in mortgage loan provision for the nine months ended September 30, 2019 and 2018 includes impairments on real estate joint ventures and limited partnerships. The fluctuations in investment related gains (losses) for derivatives and other for the three and nine months ended September 30, 2019, compared to the same periods in 2018, are primarily due to changes in the fair value of embedded derivatives and interest rate swaps.
During the three months ended September 30, 2019 and 2018, the Company sold fixed maturity securities with fair values of $1,313.7 million and $1,345.3 million at losses of $13.0 million and $37.9 million, respectively. During the nine months ended September 30, 2019 and 2018, the Company sold fixed maturity securities with fair values of $3,026.5 million and $3,783.3 million at losses of $38.6 million and $94.2 million, respectively. The Company did not sell any equity securities at losses during the three months ended September 30, 2019. During the three months ended September 30, 2018, the Company sold equity securities with fair values of $3.1 million at losses of $0.2 million. During the nine months ended September 30, 2019, the Company sold equity securities for immaterial losses. During the nine months ended September 30, 2018, the Company sold equity securities with fair values $31.5 million at losses of $1.1 million. The Company generally does not buy and sell securities on a short-term basis.

Securities Borrowing, Lending and Other
The following table includes the amount of borrowed securities, securities lent and securities collateral received as part of the securities lending program and repurchased/reverse repurchased securities pledged and received as of September 30, 2019 and December 31, 2018 (dollars in thousands).

	September 30, 2019		December 31, 2018
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Borrowed securities	$335,408	$372,617	$335,781	$366,663
Securities lending:
Securities loaned	97,606	104,191	101,981	102,618
Securities received	n/a	107,000	n/a	112,000
Repurchase program/reverse repurchase program:
Securities pledged	610,701	644,471	554,806	554,589
Securities received	n/a	624,348	n/a	530,932

The Company also held cash collateral for repurchase/reverse repurchase programs of $27.5 million and $28.6 million as of September 30, 2019 and December 31, 2018, respectively. No cash or securities have been pledged by the Company for its securities borrowing program as of September 30, 2019 and December 31, 2018.
The following tables present information on the Company’s securities lending and repurchase transactions as of September 30, 2019 and December 31, 2018, respectively (dollars in thousands). Collateral associated with certain borrowed securities is not included within the table, as the collateral pledged to each counterparty is the right to reinsurance treaty cash flows.

	September 30, 2019
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Securities lending transactions:
Corporate	$—	$—	$—	$104,191	$104,191
Total	—	—	—	104,191	104,191
Repurchase transactions:
Corporate	—	—	—	324,033	324,033
U.S. government	—	—	66,264	142,124	208,388
Foreign government	—	—	—	112,050	112,050
Other	—	—	—	—	—
Total	—	—	66,264	578,207	644,471
Total borrowings	$—	$—	$66,264	$682,398	$748,662

Gross amount of recognized liabilities for securities lending and repurchase transactions in preceding table					$758,883
Amounts related to agreements not included in offsetting disclosure					$10,221

	December 31, 2018
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Securities lending transactions:
Corporate	$—	$—	$—	$102,618	$102,618
Total	$—	$—	$—	$102,618	$102,618
Repurchase transactions:
Corporate	$—	$—	$—	$254,151	$254,151
U.S. government	—	—	—	221,572	221,572
Foreign government	—	—	—	78,866	78,866
Total	—	—	—	554,589	554,589
Total borrowings	$—	$—	$—	$657,207	$657,207

Gross amount of recognized liabilities for securities lending and repurchase transactions in preceding table					$671,492
Amounts related to agreements not included in offsetting disclosure					$14,285

The Company has elected to offset amounts recognized as receivables and payables resulting from the repurchase/reverse repurchase programs. After the effect of offsetting, the net amount presented on the condensed consolidated balance sheets was a liability of $0.5 million and $0.4 million as of September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019 and December 31, 2018, the Company recognized payables resulting from cash received as collateral associated with a repurchase agreement as discussed above. Amounts owed to and due from the counterparties may be settled in cash or offset, in accordance with the agreements.
Mortgage Loans on Real Estate
Mortgage loans represented approximately 8.8% and 9.1% of the Company’s total investments as of September 30, 2019 and December 31, 2018. As of September 30, 2019, mortgage loans were geographically dispersed throughout the U.S. with the largest concentrations in California (17.0%), Texas (12.9%) and Washington (7.4%). In addition, the Company held mortgage loans secured by properties in Canada (2.9%) and United Kingdom (0.5%). The recorded investment in mortgage loans on real estate presented below is gross of unamortized deferred loan origination fees and expenses, and valuation allowances.
The distribution of mortgage loans by property type is as follows as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019		December 31, 2018
Property type:	Carrying Value	% of Total	Carrying Value	% of Total
Office building	$1,787,871	31.6%	$1,725,748	34.6%
Retail	1,645,521	29.0	1,432,394	28.7
Industrial	1,137,598	20.1	961,924	19.3
Apartment	748,392	13.2	571,291	11.5
Other commercial	347,972	6.1	291,997	5.9
Recorded investment	5,667,354	100.0%	4,983,354	100.0%
Unamortized balance of loan origination fees and expenses	(8,314)		(5,770)
Valuation allowances	(11,775)		(11,286)
Total mortgage loans on real estate	$5,647,265		$4,966,298

The maturities of mortgage loans as of September 30, 2019 and December 31, 2018 are as follows (dollars in thousands):

	September 30, 2019		December 31, 2018
	Recorded Investment	% of Total	Recorded Investment	% of Total
Due within five years	$1,750,771	30.9%	$1,425,598	28.6%
Due after five years through ten years	3,001,527	53.0	2,686,264	53.9
Due after ten years	915,056	16.1	871,492	17.5
Total	$5,667,354	100.0%	$4,983,354	100.0%

The following tables set forth certain key credit quality indicators of the Company’s recorded investment in mortgage loans as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	Recorded Investment
	Debt Service Ratios			Construction Loans
	>1.20x	1.00x - 1.20x	<1.00x		Total	% of Total
September 30, 2019:
Loan-to-Value Ratio
0% - 59.99%	$2,912,673	$91,954	$12,932	$21,434	$3,038,993	53.6%
60% - 69.99%	1,889,981	83,814	37,321	—	2,011,116	35.5
70% - 79.99%	395,599	—	32,586	—	428,185	7.6
Greater than 80%	116,605	49,087	23,368	—	189,060	3.3
Total	$5,314,858	$224,855	$106,207	$21,434	$5,667,354	100.0%

	Recorded Investment
	Debt Service Ratios			Construction Loans
	>1.20x	1.00x - 1.20x	<1.00x		Total	% of Total
December 31, 2018:
Loan-to-Value Ratio
0% - 59.99%	$2,410,556	$61,246	$38,177	$13,691	$2,523,670	50.6%
60% - 69.99%	1,618,374	73,908	38,120	18,929	1,749,331	35.1
70% - 79.99%	414,269	48,438	54,440	—	517,147	10.4
Greater than 80%	117,978	49,668	25,560	—	193,206	3.9
Total	$4,561,177	$233,260	$156,297	$32,620	$4,983,354	100.0%

The age analysis of the Company’s past due recorded investments in mortgage loans as of September 30, 2019 and December 31, 2018 is as follows (dollars in thousands):

	September 30, 2019	December 31, 2018
31-60 days past due	$21,065	$—
Total past due	21,065	—
Current	5,646,289	4,983,354
Total	$5,667,354	$4,983,354

The following table presents the recorded investment in mortgage loans, by method of measuring impairment, and the related valuation allowances as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019	December 31, 2018
Mortgage loans:
Individually measured for impairment	$17,016	$30,635
Collectively measured for impairment	5,650,338	4,952,719
Recorded investment	$5,667,354	$4,983,354
Valuation allowances:
Individually measured for impairment	$—	$—
Collectively measured for impairment	11,775	11,286
Total valuation allowances	$11,775	$11,286

Information regarding the Company’s loan valuation allowances for mortgage loans for the three and nine months ended September 30, 2019 and 2018 is as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Balance, beginning of period	$11,692	$9,706	$11,286	$9,384
Provision (release)	88	656	485	986
Translation adjustment	(5)	4	4	(4)
Balance, end of period	$11,775	$10,366	$11,775	$10,366

Information regarding the portion of the Company’s mortgage loans that were impaired as of September 30, 2019 and December 31, 2018 is as follows (dollars in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Carrying Value
September 30, 2019:
Impaired mortgage loans with no valuation allowance recorded	$17,017	$17,016	$—	$17,016
Impaired mortgage loans with valuation allowance recorded	—	—	—	—
Total impaired mortgage loans	$17,017	$17,016	$—	$17,016
December 31, 2018:
Impaired mortgage loans with no valuation allowance recorded	$30,660	$30,635	$—	$30,635
Impaired mortgage loans with valuation allowance recorded	—	—	—	—
Total impaired mortgage loans	$30,660	$30,635	$—	$30,635

The Company’s average investment balance of impaired mortgage loans and the related interest income are reflected in the table below for the periods indicated (dollars in thousands):
	Three months ended September 30,
	2019		2018
	Average Recorded Investment(1)	Interest Income	Average Recorded Investment(1)	Interest Income
Impaired mortgage loans with no valuation allowance recorded	$17,015	$170	$30,641	$346
Impaired mortgage loans with valuation allowance recorded	—	—	—	—
Total impaired mortgage loans	$17,015	$170	$30,641	$346

	Nine months ended September 30,
	2019		2018
	Average Recorded Investment(1)	Interest Income	Average Recorded Investment(1)	Interest Income
Impaired mortgage loans with no valuation allowance recorded	$20,436	$669	$22,641	$650
Impaired mortgage loans with valuation allowance recorded	—	—	—	—
Total impaired mortgage loans	$20,436	$669	$22,641	$650

(1) Average recorded investment represents the average loan balances as of the beginning of period and all subsequent quarterly end of period balances.

The Company did not acquire any impaired mortgage loans during the nine months ended September 30, 2019 and 2018. The Company had no mortgage loans that were on a nonaccrual status at September 30, 2019 and December 31, 2018.
Policy Loans
Policy loans comprised approximately 2.0% and 2.5% of the Company’s total investments as of September 30, 2019 and December 31, 2018, respectively, the majority of which are associated with one client. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due to the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. The Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.

Funds Withheld at Interest
Funds withheld at interest comprised approximately 8.7% and 10.6% of the Company’s total investments as of September 30, 2019 and December 31, 2018, respectively. Of the $5.6 billion funds withheld at interest balance, net of embedded derivatives, as of September 30, 2019, $3.6 billion of the balance is associated with one client. For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance funds withheld basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company and are reflected as funds withheld at interest on the Company’s condensed consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances against amounts owed to the Company from the ceding company.
Other Invested Assets
Other invested assets represented approximately 3.4% and 3.5% of the Company’s total investments as of September 30, 2019 and December 31, 2018, respectively. Carrying values of these assets as of September 30, 2019 and December 31, 2018 were as follows (dollars in thousands):

	September 30, 2019	December 31, 2018
Limited partnership interests and real estate joint ventures	$1,059,025	$965,094
Lifetime mortgages	669,981	475,905
Derivatives	142,099	180,699
FVO contractholder-directed unit-linked investments	252,277	197,770
Other	91,893	95,829
Total other invested assets	$2,215,275	$1,915,297

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

Summary of Derivative Positions
Derivatives, except for embedded derivatives and longevity and mortality swaps, are carried on the Company’s condensed consolidated balance sheets in other invested assets or other liabilities, at fair value. Longevity and mortality swaps are included on the condensed consolidated balance sheets in other assets or other liabilities, at fair value. Embedded derivative assets and liabilities on modified coinsurance (“modco”) or funds withheld arrangements are included on the condensed consolidated balance sheets with the host contract in funds withheld at interest, at fair value. Embedded derivative liabilities on indexed annuity and variable annuity products are included on the condensed consolidated balance sheets with the host contract in interest-sensitive contract liabilities, at fair value. The following table presents the notional amounts and gross fair value of derivative instruments prior to taking into account the netting effects of master netting agreements as of September 30, 2019 and December 31, 2018 (dollars in thousands):

		September 30, 2019			December 31, 2018
	Primary Underlying Risk	Notional	Carrying Value/Fair Value		Notional	Carrying Value/Fair Value
		Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	Interest rate	$929,963	$84,306	$2,778	$1,040,588	$47,652	$961
Financial futures	Equity	361,030	—	—	325,620	—	—
Foreign currency swaps	Foreign currency	149,698	—	12,454	149,698	504	4,659
Foreign currency forwards	Foreign currency	125,000	337	—	25,000	—	234
Consumer price index swaps	CPI	422,068	360	33,245	385,580	—	11,384
Credit default swaps	Credit	1,337,800	5,888	139	1,338,300	6,003	1,166
Equity options	Equity	386,536	24,844	—	439,158	42,836	—
Longevity swaps	Longevity	871,920	51,620	—	917,360	47,789	—
Mortality swaps	Mortality	25,000	—	853	25,000	—	369
Synthetic guaranteed investment contracts	Interest rate	13,919,866	—	—	13,397,729	—	—
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements		—	121,275	—	—	109,597	—
Indexed annuity products		—	—	779,128	—	—	776,940
Variable annuity products		—	—	210,041	—	—	167,925
Total non-hedging derivatives		18,528,881	288,630	1,038,638	18,044,033	254,381	963,638
Derivatives designated as hedging instruments:
Interest rate swaps	Foreign currency/Interest rate	435,000	—	34,467	435,000	—	27,257
Foreign currency swaps	Foreign currency	366,193	26,384	7,615	494,461	51,311	—
Foreign currency forwards	Foreign currency	1,025,548	43,441	—	911,197	50,974	—
Total hedging derivatives		1,826,741	69,825	42,082	1,840,658	102,285	27,257
Total derivatives		$20,355,622	$358,455	$1,080,720	$19,884,691	$356,666	$990,895

Fair Value Hedges
The Company designates and reports certain foreign currency swaps to hedge the foreign currency fair value exposure of foreign currency denominated assets as fair value hedges when they meet the requirements of the general accounting principles for Derivatives and Hedging. The gain or loss on the hedged item attributable to a change in foreign currency and the offsetting gain or loss on the related foreign currency swaps as of September 30, 2019 and 2018, were (dollars in thousands):

Type of Fair Value Hedge	Hedged Item	Gains (Losses) Recognized for Derivatives	Gains (Losses) Recognized for Hedged Items
		Investment Related Gains (Losses)
For the three months ended September 30, 2019:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$(5,995)	$4,088
For the three months ended September 30, 2018:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$(2,258)	$2,832
For the nine months ended September 30, 2019:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$(10,422)	$4,503
For the nine months ended September 30, 2018:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$(5,284)	$9,666

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
The following table presents the components of AOCI, before income tax, and the condensed consolidated income statement classification where the gain or loss is recognized related to cash flow hedges for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Three months ended September 30,
	2019	2018
Balance beginning of period	$(14,862)	$22,656
Gains (losses) deferred in other comprehensive income (loss)	(32,123)	6,671
Amounts reclassified to investment income	38	(50)
Amounts reclassified to interest expense	(255)	(234)
Balance end of period	$(47,202)	$29,043

	Nine months ended September 30,
	2019	2018
Balance beginning of period	$8,788	$2,619
Gains (losses) deferred in other comprehensive income (loss)	(54,902)	26,586
Amounts reclassified to investment income	19	(270)
Amounts reclassified to interest expense	(1,107)	108
Balance end of period	$(47,202)	$29,043

As of September 30, 2019, the before-tax deferred net gains (losses) on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are approximately $0.1 million and $(0.8) million in investment income and interest expense, respectively.

The following table presents the effect of derivatives in cash flow hedging relationships on the condensed consolidated statements of income and the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

Derivative Type	Gain (Loss) Deferred in AOCI	Gain (Loss) Reclassified into Income from AOCI
		Investment Income	Interest Expense
For the three months ended September 30, 2019:
Interest rate	$(24,846)	$—	$255
Currency/Interest rate	(7,277)	(38)	—
Total	$(32,123)	$(38)	$255
For the three months ended September 30, 2018:
Interest rate	$7,490	$—	$234
Currency/Interest rate	(819)	50	—
Total	$6,671	$50	$234

For the nine months ended September 30, 2019:
Interest rate	$(46,816)	$—	$1,107
Currency/Interest rate	(8,086)	(19)	—
Total	$(54,902)	$(19)	$1,107
For the nine months ended September 30, 2018:
Interest rate	$27,217	$—	$(108)
Currency/Interest rate	(631)	270	—
Total	$26,586	$270	$(108)

Hedges of Net Investments in Foreign Operations
The Company uses foreign currency swaps and foreign currency forwards to hedge a portion of its net investment in certain foreign operations against adverse movements in exchange rates. The following table illustrates the Company’s net investments in foreign operations (“NIFO”) hedges for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Derivative Gains (Losses) Deferred in AOCI
	For the three months ended September 30,		For the nine months ended September 30,
Type of NIFO Hedge (1)	2019	2018	2019	2018
Foreign currency swaps	$3,930	$(5,877)	$(5,563)	$11,125
Foreign currency forwards	16,427	(11,562)	(7,669)	11,737
Total	$20,357	$(17,439)	$(13,232)	$22,862

(1)
There were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from accumulated other comprehensive income (loss) into investment income during the periods presented.

The cumulative foreign currency translation gain recorded in AOCI related to these hedges was $187.8 million and $201.0 million at September 30, 2019 and December 31, 2018, respectively. If a hedged foreign operation was sold or substantially liquidated, the amounts in AOCI would be reclassified to the condensed consolidated statements of income. A pro rata portion would be reclassified upon partial sale of a hedged foreign operation.
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

A summary of the effect of non-hedging derivatives, including embedded derivatives, on the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2019 and 2018 is as follows (dollars in thousands):

		Gain (Loss) for the three months ended September 30,
Type of Non-hedging Derivative	Income Statement Location of Gain (Loss)	2019	2018
Interest rate swaps	Investment related gains (losses), net	$38,701	$(12,228)
Financial futures	Investment related gains (losses), net	322	(6,544)
Foreign currency swaps	Investment related gains (losses), net	867	—
Foreign currency forwards	Investment related gains (losses), net	337	(58)
CPI swaps	Investment related gains (losses), net	(8,235)	(4,223)
Credit default swaps	Investment related gains (losses), net	1,961	4,689
Equity options	Investment related gains (losses), net	243	(9,793)
Longevity swaps	Other revenues	2,063	2,426
Mortality swaps	Other revenues	—	473
Subtotal		36,259	(25,258)
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	Investment related gains (losses), net	8,508	(2,081)
Indexed annuity products	Interest credited	(44,972)	(25,347)
Variable annuity products	Investment related gains (losses), net	(42,233)	32,133
Total non-hedging derivatives		$(42,438)	$(20,553)

		Gain (Loss) for the nine months ended September 30,
Type of Non-hedging Derivative	Income Statement Location of Gain (Loss)	2019	2018
Interest rate swaps	Investment related gains (losses), net	$96,079	$(47,399)
Financial futures	Investment related gains (losses), net	(29,641)	(7,312)
Foreign currency swaps	Investment related gains (losses), net	(4,790)	—
Foreign currency forwards	Investment related gains (losses), net	571	3
CPI swaps	Investment related gains (losses), net	(23,898)	(996)
Credit default swaps	Investment related gains (losses), net	21,539	5,371
Equity options	Investment related gains (losses), net	(27,269)	(15,207)
Longevity swaps	Other revenues	6,390	6,983
Mortality swaps	Other revenues	(484)	(326)
Subtotal		38,497	(58,883)
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	Investment related gains (losses), net	11,678	20,335
Indexed annuity products	Interest credited	(50,361)	6,523
Variable annuity products	Investment related gains (losses), net	(42,116)	62,242
Total non-hedging derivatives		$(42,302)	$30,217

Credit Derivatives
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of credit default swaps sold by the Company at September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019			December 31, 2018
Rating Agency Designation of Referenced Credit Obligations(1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)
AAA/AA+/AA/AA-/A+/A/A-
Single name credit default swaps	$1,018	$117,500	1.6	$1,953	$152,000	2.2
Credit default swaps referencing indices	342	240,000	10.2	—	—	0.0
Subtotal	1,360	357,500	7.4	1,953	152,000	2.2
BBB+/BBB/BBB-
Single name credit default swaps	4,103	337,700	2.0	2,930	353,700	2.2
Credit default swaps referencing indices	111	632,600	2.9	(76)	817,600	6.4
Subtotal	4,214	970,300	2.6	2,854	1,171,300	5.1
BB+/BB/BB-
Single name credit default swaps	175	10,000	2.7	30	15,000	0.7
Subtotal	175	10,000	2.7	30	15,000	0.7
Total	$5,749	$1,337,800	3.9	$4,837	$1,338,300	4.7

(1)	The rating agency designations are based on ratings from Standard and Poor’s (“S&P”).

(2)	Assumes the value of the referenced credit obligations is zero.

(3)	The weighted average years to maturity of the credit default swaps is calculated based on weighted average notional amounts.
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
The following table provides information relating to the Company’s derivative instruments as of September 30, 2019 and December 31, 2018 (dollars in thousands):

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments (1)	Cash Collateral Pledged/ Received	Net Amount
September 30, 2019:
Derivative assets	$237,180	$(43,461)	$193,719	$—	$(205,890)	$(12,171)
Derivative liabilities	91,551	(43,461)	48,090	(81,090)	(60,080)	(93,080)
December 31, 2018:
Derivative assets	$247,069	$(18,581)	$228,488	$—	$(235,611)	$(7,123)
Derivative liabilities	46,030	(18,581)	27,449	(71,376)	(24,080)	(68,007)

(1)	Includes initial margin posted to a central clearing partner.

The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments with a positive fair value. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value at the reporting date plus or minus any collateral posted or held by the Company. The Company had no credit exposure related to its derivative contracts, as of September 30, 2019 and December 31, 2018, as the net amount of collateral pledged to the Company from counterparties exceeded the fair value of the derivative contracts.
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

Assets and Liabilities by Hierarchy Level
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 are summarized below (dollars in thousands):

September 30, 2019:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
Corporate	$30,353,219	$—	$28,547,959	$1,805,260
Canadian government	4,633,219	—	3,942,376	690,843
RMBS	2,439,842	—	2,416,762	23,080
ABS	2,822,635	—	2,719,526	103,109
CMBS	1,782,218	—	1,752,250	29,968
U.S. government	1,668,505	1,541,294	110,070	17,141
State and political subdivisions	1,190,103	—	1,180,150	9,953
Other foreign government	4,591,526	—	4,575,383	16,143
Total fixed maturity securities – available-for-sale	49,481,267	1,541,294	45,244,476	2,695,497
Equity securities	134,453	86,968	—	47,485
Funds withheld at interest – embedded derivatives	121,275	—	—	121,275
Cash equivalents	927,175	922,291	4,884	—
Short-term investments	89,130	17,375	68,898	2,857
Other invested assets:
Derivatives:
Interest rate swaps	73,085	—	73,085	—
Foreign currency forwards	43,654	—	43,654	—
Credit default swaps	(7,174)	—	(7,174)	—
Equity options	6,150	—	6,150	—
Foreign currency swaps	26,384	—	26,384	—
FVO contractholder-directed unit-linked investments	252,277	197,195	55,082	—
Total other invested assets	394,376	197,195	197,181	—
Other assets - longevity swaps	51,620	—	—	51,620
Total	$51,199,296	$2,765,123	$45,515,439	$2,918,734
Liabilities:
Interest sensitive contract liabilities – embedded derivatives	$989,170	$—	$—	$989,170
Other liabilities:
Derivatives:
Interest rate swaps	26,024	—	26,024	—
Foreign currency swaps - non-hedged	12,454	—	12,454	—
Foreign currency forwards	(124)	—	(124)	—
CPI swaps	32,885	—	32,885	—
Credit default swaps	(12,923)	—	(12,923)	—
Equity options	(18,694)	—	(18,694)	—
Foreign currency swaps	7,615	—	7,615	—
Mortality swaps	853	—	—	853
Total	$1,037,260	$—	$47,237	$990,023

December 31, 2018:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
Corporate	$23,982,119	$—	$22,651,194	$1,330,925
Canadian government	3,892,385	—	3,364,261	528,124
RMBS	1,869,221	—	1,862,366	6,855
ABS	2,149,204	—	2,053,632	95,572
CMBS	1,419,034	—	1,419,012	22
U.S. government	2,185,874	2,067,529	100,320	18,025
State and political subdivisions	752,194	—	741,992	10,202
Other foreign government	3,742,315	—	3,737,309	5,006
Total fixed maturity securities – available-for-sale	39,992,346	2,067,529	35,930,086	1,994,731
Equity securities	82,197	48,737	—	33,460
Funds withheld at interest – embedded derivatives	109,597	—	—	109,597
Cash equivalents	485,167	473,509	11,658	—
Short-term investments	105,991	4,989	98,774	2,228
Other invested assets:
Derivatives:
Interest rate swaps	37,976	—	37,976	—
Foreign currency forwards	50,740	—	50,740	—
Credit default swaps	4,466	—	4,466	—
Equity options	36,206	—	36,206	—
Foreign currency swaps	51,311	—	51,311	—
FVO contractholder-directed unit-linked investments	197,770	196,781	989	—
Total other invested assets	378,469	196,781	181,688	—
Other assets - longevity swaps	47,789	—	—	47,789
Total	$41,201,556	$2,791,545	$36,222,206	$2,187,805
Liabilities:
Interest sensitive contract liabilities – embedded derivatives	$944,865	$—	$—	$944,865
Other liabilities:
Derivatives:
Interest rate swaps	18,542	—	18,542	—
Foreign currency swaps - non-hedged	4,155	—	4,155	—
CPI swaps	11,384	—	11,384	—
Credit default swaps	(371)	—	(371)	—
Equity options	(6,630)	—	(6,630)	—
Mortality swaps	369	—	—	369
Total	$972,314	$—	$27,080	$945,234

Transfers between Levels 1 and 2
Transfers between Levels 1 and 2 are made to reflect changes in observability of inputs and market activity. The Company recognizes transfers of assets and liabilities into and out of levels within the fair value hierarchy at the beginning of the quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2019 or 2018.
Quantitative Information Regarding Internally - Priced Assets and Liabilities
The following table presents quantitative information about significant unobservable inputs used in Level 3 fair value measurements that are developed internally by the Company as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	Estimated Fair Value		Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	September 30, 2019	December 31, 2018			September 30, 2019	December 31, 2018
Assets:
Corporate	$888,946	$642,647	Market comparable securities	Liquidity premium	0-5% (1%)	0-5% (1%)
				EBITDA Multiple	5.2x-6.1x (5.8x)	5.9x-7.5x (6.5x)
ABS	102,027	77,842	Market comparable securities	Liquidity premium	0-4% (1%)	0-1% (1%)
U.S. government	17,141	18,025	Market comparable securities	Liquidity premium	0-1% (1%)	0-1% (1%)
Other foreign government	16,143	5,006	Market comparable securities	Liquidity premium	0-1% (1%)	1%
Equity securities	30,681	25,007	Market comparable securities	Liquidity premium	4%	4%
				EBITDA Multiple	6.9x-9.3x (7.9x)	6.9x-12.3x (7.9x)

Funds withheld at interest- embedded derivatives	121,275	109,597	Total return swap	Mortality	0-100% (2%)	0-100% (2%)
				Lapse	0-35% (12%)	0-35% (10%)
				Withdrawal	0-5% (3%)	0-5% (3%)
				CVA	0-5% (1%)	0-5% (1%)
				Crediting rate	2-4% (2%)	2-4% (2%)
Longevity swaps	51,620	47,789	Discounted cash flow	Mortality	0-100% (2%)	0-100% (2%)
				Mortality improvement	(10%)-10% (3%)	(10%)-10% (3%)
Liabilities:
Interest sensitive contract liabilities- embedded derivatives- indexed annuities	779,128	776,940	Discounted cash flow	Mortality	0-100% (2%)	0-100% (2%)
				Lapse	0-35% (12%)	0-35% (10%)
				Withdrawal	0-5% (3%)	0-5% (3%)
				Option budget projection	2-4% (2%)	2-4% (2%)
Interest sensitive contract liabilities- embedded derivatives- variable annuities	210,041	167,925	Discounted cash flow	Mortality	0-100% (1%)	0-100% (1%)
				Lapse	0-25% (5%)	0-25% (5%)
				Withdrawal	0-7% (5%)	0-7% (5%)
				CVA	0-5% (1%)	0-5% (1%)
				Long-term volatility	0-27% (12%)	0-27% (13%)
Mortality swaps	853	369	Discounted cash flow	Mortality	0-100% (1%)	0-100% (1%)

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
The reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows (dollars in thousands):

For the three months ended September 30, 2019:	Fixed maturity securities - available-for-sale
	Corporate	Canadian government	RMBS	ABS
Fair value, beginning of period	$1,644,364	$671,027	$16,032	$110,322
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	318	3,713	(113)	3
Included in other comprehensive income	17,090	16,103	150	(51)
Purchases(1)	214,025	—	—	10,764
Sales(1)	(34,363)	—	—	—
Settlements(1)	(63,216)	—	(2,370)	(17,929)
Transfers into Level 3	27,042	—	15,421	—
Transfers out of Level 3	—	—	(6,040)	—
Fair value, end of period	$1,805,260	$690,843	$23,080	$103,109
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$344	$3,713	$(113)	$3

For the three months ended September 30, 2019 (continued):	Fixed maturity securities available-for-sale
	CMBS	U.S. government	State and political subdivisions	Other foreign government	Equity securities
Fair value, beginning of period	$19	$17,406	$9,855	$15,686	$44,807
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	—	(90)	6	—	—
Investment related gains (losses), net	—	—	—	—	2,737
Included in other comprehensive income	(975)	79	132	457	—
Purchases(1)	1,155	104	—	—	821
Sales(1)	—	—	—	—	(880)
Settlements(1)	(3)	(358)	(40)	—	—
Transfers into Level 3	29,772	—	—	—	—
Fair value, end of period	$29,968	$17,141	$9,953	$16,143	$47,485
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$—	$(90)	$6	$—	$—
Investment related gains (losses), net	—	—	—	—	2,638

For the three months ended September 30, 2019 (continued):	Funds withheld at interest- embedded derivatives	Short-term Investments	Other assets - longevity swaps	Interest sensitive contract liabilities embedded derivatives	Other liabilities - mortality swaps
Fair value, beginning of period	$112,767	$28,387	$51,755	$(908,491)	$(853)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	—	133	—	—	—
Investment related gains (losses), net	8,508	—	—	(42,233)	—
Interest credited	—	—	—	(44,972)	—
Included in other comprehensive income	—	(266)	(2,198)	—	—
Other revenues	—	—	2,063	—	—
Purchases(1)	—	1,656	—	(16,887)	—
Sales(1)	—	—	—	—	—
Settlements(1)	—	(11)	—	23,413	—
Transfers out of Level 3	—	(27,042)	—	—	—
Fair value, end of period	$121,275	$2,857	$51,620	$(989,170)	$(853)
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$—	$133	$—	$—	$—
Investment related gains (losses), net	8,508	—	—	(44,965)	—
Other revenues	—	—	2,063	—	—
Interest credited	—	—	—	(68,385)	—

For the nine months ended September 30, 2019:	Fixed maturity securities - available-for-sale
	Corporate	Canadian government	RMBS	ABS
Fair value, beginning of period	$1,330,925	$528,124	$6,855	$95,572
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	478	10,775	(132)	25
Investment related gains (losses), net	15	—	—	110
Included in other comprehensive income	53,222	151,944	221	1,972
Purchases(1)	604,897	—	3,018	50,511
Sales(1)	(59,000)	—	—	—
Settlements(1)	(166,865)	—	(3,945)	(45,081)
Transfers into Level 3	43,083	—	23,103	—
Transfers out of Level 3	(1,495)	—	(6,040)	—
Fair value, end of period	$1,805,260	$690,843	$23,080	$103,109
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$580	$10,775	$(132)	$24

For the nine months ended September 30, 2019 (continued):	Fixed maturity securities available-for-sale
	CMBS	U.S. government	State and political subdivisions	Other foreign government	Equity securities
Fair value, beginning of period	$22	$18,025	$10,202	$5,006	$33,460
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	—	(265)	16	—	—
Investment related gains (losses), net	—	—	—	—	8,284
Included in other comprehensive income	(975)	668	164	1,137	—
Purchases(1)	1,155	290	—	10,000	6,621
Sales(1)	—	—	—	—	(880)
Settlements(1)	(6)	(1,577)	(429)	—	—
Transfers into Level 3	29,772	—	—	—	—
Fair value, end of period	$29,968	$17,141	$9,953	$16,143	$47,485
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$—	$(265)	$16	$—	$—
Investment related gains (losses), net	—	—	—	—	8,185

For the nine months ended September 30, 2019 (continued):	Funds withheld at interest- embedded derivatives	Cash equivalents	Short-term Investments	Other assets - longevity swaps	Interest sensitive contract liabilities embedded derivatives	Other liabilities - mortality swaps
Fair value, beginning of period	$109,597	$—	$2,228	$47,789	$(944,865)	$(369)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	—	—	221	—	—	—
Investment related gains (losses), net	11,678	—	17	—	(42,116)	—
Interest credited	—	—	—	—	(50,361)	—
Included in other comprehensive income	—	—	(134)	(2,559)	—	—
Other revenues	—	—	—	6,390	—	(484)
Purchases(1)	—	19	29,664	—	(12,904)	—
Sales(1)	—	—	(1,517)	—	—	—
Settlements(1)	—	—	(558)	—	61,076	—
Transfers out of Level 3	—	(19)	(27,064)	—	—	—
Fair value, end of period	$121,275	$—	$2,857	$51,620	$(989,170)	$(853)
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$—	$—	$221	$—	$—	$—
Investment related gains (losses), net	11,678	—	—	—	(48,041)	—
Other revenues	—	—	—	6,390	—	(484)
Interest credited	—	—	—	—	(111,436)	—

For the three months ended September 30, 2018:	Fixed maturity securities - available-for-sale
	Corporate	Canadian government	RMBS	ABS
Fair value, beginning of period	$1,367,154	$572,698	$54,839	$70,686
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(156)	3,520	3	20
Investment related gains (losses), net	239	—	—	626
Included in other comprehensive income	(4,858)	(27,476)	(1)	(130)
Purchases(1)	123,808	—	—	11,099
Sales(1)	(62,047)	—	—	(462)
Settlements(1)	(101,868)	—	(3)	(24,166)
Transfers into Level 3	2,782	—	—	64,009
Transfers out of Level 3	(69,119)	—	(54,838)	(38,915)
Fair value, end of period	$1,255,935	$548,742	$—	$82,767
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

Nonrecurring Fair Value Measurements
The following table (dollars in thousands) presents information for assets measured at an estimated fair value on a nonrecurring basis during the 2019 and 2018 periods presented and still held at the reporting date (for example, when there is evidence of impairment). The estimated fair values for these assets were determined using significant unobservable inputs (Level 3).

	Carrying Value After Measurement		Investment Related Gains (Losses), Net
	At September 30,		Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018	2019	2018
Limited partnership interests (1)	$17,785	$2,246	$(3,537)	$(1,860)	$(8,586)	$(1,860)

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

Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments, which were not measured at fair value on a recurring basis, as of September 30, 2019 and December 31, 2018 (dollars in thousands). For additional information regarding the methods and significant assumptions used by the Company to estimate these fair values, see Note 6 in the Notes to Consolidated Financial Statements included in the Company’s 2018 Annual Report. This table excludes any payables or receivables for collateral under repurchase agreements and other transactions. The estimated fair value of the excluded amount approximates carrying value as they equal the amount of cash collateral received/paid.

September 30, 2019:	Carrying Value (1)	Estimated Fair Value	Fair Value Measurement Using:
			Level 1	Level 2	Level 3	NAV
Assets:
Mortgage loans on real estate	$5,647,265	$5,936,051	$—	$—	$5,936,051	$—
Policy loans	1,289,868	1,289,868	—	1,289,868	—	—
Funds withheld at interest	5,476,148	5,873,575	—	—	5,873,575	—
Cash and cash equivalents	1,708,421	1,708,421	1,708,421	—	—	—
Short-term investments	18,373	18,373	18,373	—	—	—
Other invested assets	1,147,167	1,205,284	5,208	82,360	737,064	380,652
Accrued investment income	520,301	520,301	—	520,301	—	—
Liabilities:
Interest-sensitive contract liabilities	$18,747,630	$20,446,240	$—	$—	$20,446,240	$—
Long-term debt	3,381,406	3,564,595	—	—	3,564,595	—
Collateral finance and securitization notes	610,246	561,011	—	—	561,011	—

December 31, 2018:	Carrying Value (1)	Estimated Fair Value	Fair Value Measurement Using:
			Level 1	Level 2	Level 3	NAV
Assets:
Mortgage loans on real estate	$4,966,298	$4,917,416	$—	$—	$4,917,416	$—
Policy loans	1,344,980	1,344,980	—	1,344,980	—	—
Funds withheld at interest	5,655,055	5,802,518	—	—	5,802,518	—
Cash and cash equivalents	1,404,566	1,404,566	1,404,566	—	—	—
Short-term investments	36,607	36,607	36,607	—	—	—
Other invested assets	945,731	941,449	4,640	83,203	477,214	376,392
Accrued investment income	427,893	427,893	—	427,893	—	—
Liabilities:
Interest-sensitive contract liabilities	$14,547,436	$14,611,011	$—	$—	$14,611,011	$—
Long-term debt	2,787,873	2,752,047	—	—	2,752,047	—
Collateral finance and securitization notes	681,961	626,731	—	—	626,731	—

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

	Three months ended September 30,		Nine months ended September 30,
Revenues:	2019	2018	2019	2018
U.S. and Latin America:
Traditional	$1,609,866	$1,547,790	$4,735,208	$4,601,631
Financial Solutions	382,672	290,848	938,589	734,148
Total	1,992,538	1,838,638	5,673,797	5,335,779
Canada:
Traditional	324,851	295,962	955,326	910,480
Financial Solutions	24,204	12,168	71,707	37,034
Total	349,055	308,130	1,027,033	947,514
Europe, Middle East and Africa:
Traditional	378,110	357,059	1,131,615	1,123,379
Financial Solutions	116,800	91,664	340,207	280,482
Total	494,910	448,723	1,471,822	1,403,861
Asia Pacific:
Traditional	685,886	578,035	1,992,475	1,763,094
Financial Solutions	45,702	16,167	159,788	54,005
Total	731,588	594,202	2,152,263	1,817,099
Corporate and Other	59,474	37,838	190,089	92,893
Total	$3,627,565	$3,227,531	$10,515,004	$9,597,146

	Three months ended September 30,		Nine months ended September 30,
Income (loss) before income taxes:	2019	2018	2019	2018
U.S. and Latin America:
Traditional	$112,542	$116,328	$179,371	$191,198
Financial Solutions	118,876	87,073	294,171	236,882
Total	231,418	203,401	473,542	428,080
Canada:
Traditional	43,684	21,149	140,222	66,661
Financial Solutions	3,108	1,646	8,269	8,381
Total	46,792	22,795	148,491	75,042
Europe, Middle East and Africa:
Traditional	25,342	18,370	56,887	40,259
Financial Solutions	61,246	56,205	151,437	160,738
Total	86,588	74,575	208,324	200,997
Asia Pacific:
Traditional	21,453	62,007	92,852	143,756
Financial Solutions	1,886	206	9,887	8,365
Total	23,339	62,213	102,739	152,121
Corporate and Other	(41,047)	(40,323)	(109,365)	(148,366)
Total	$347,090	$322,661	$823,731	$707,874

Assets:	September 30, 2019	December 31, 2018
U.S. and Latin America:
Traditional	$19,035,387	$19,235,781
Financial Solutions	25,522,131	19,870,388
Total	44,557,518	39,106,169
Canada:
Traditional	4,248,447	4,200,792
Financial Solutions	81,684	154,000
Total	4,330,131	4,354,792
Europe, Middle East and Africa:
Traditional	3,774,565	3,643,174
Financial Solutions	6,094,334	4,737,529
Total	9,868,899	8,380,703
Asia Pacific:
Traditional	6,440,974	5,680,978
Financial Solutions	1,671,502	1,180,745
Total	8,112,476	6,861,723
Corporate and Other	8,904,961	5,831,858
Total	$75,773,985	$64,535,245

8.    Commitments, Contingencies and Guarantees
Commitments
Funding of Investments
The Company’s commitments to fund investments as of September 30, 2019 and December 31, 2018 are presented in the following table (dollars in thousands):

	September 30, 2019	December 31, 2018
Limited partnership interests and joint ventures	$619,582	$523,903
Commercial mortgage loans	111,110	22,605
Bank loans and private placements	188,648	137,076
Lifetime mortgages	44,910	264,858

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

Guarantees
Statutory Reserve Support
RGA, through wholly-owned subsidiaries, has committed to provide statutory reserve support to third parties, in exchange for a fee, by funding loans if certain defined events occur. Such statutory reserves are required under the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX for term life insurance policies and Regulation A-XXX for universal life secondary guarantees). The third parties have recourse to RGA should the subsidiary fail to provide the required funding, however, as of September 30, 2019, the Company does not believe that it will be required to provide any funding under these commitments as the occurrence of the defined events is considered remote. The following table presents the maximum potential obligation for these commitments as of September 30, 2019 (dollars in millions):

Commitment Period:	Maximum Potential Obligation
2023	$500.0
2034	2,000.0
2035	1,314.2
2036	2,658.0
2037	5,750.0
2038	1,800.0
2039	1,750.0

Other Guarantees
RGA has issued guarantees to third parties on behalf of its subsidiaries for the payment of amounts due under certain securities borrowing and repurchase arrangements, financing arrangements and office lease obligations, whereby, if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. Additionally, in limited circumstances, treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA’s subsidiary is relatively new, unrated, or not of a significant size, relative to the ceding company. Liabilities supported by the treaty guarantees, before consideration of any legally offsetting amounts due from the guaranteed party are reflected on the Company’s condensed consolidated balance sheets in future policy benefits. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to securities borrowing and repurchase arrangements provide additional security to third parties should a subsidiary fail to provide securities when due. RGA’s guarantees issued as of September 30, 2019 and December 31, 2018 are reflected in the following table (dollars in thousands):

	September 30, 2019	December 31, 2018
Treaty guarantees	$1,764,146	$1,392,352
Treaty guarantees, net of assets in trust	902,008	1,291,445
Securities borrowing and repurchase arrangements	273,295	269,980
Financing arrangements	41,246	61,273
Lease obligations	—	392

9.	Income Tax

The provision for income tax expense differed from the amounts computed by applying the U.S. federal income tax statutory rate of 21.0% to pre-tax income as a result of the following for the three and nine months ended September 30, 2019 and 2018, respectively (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Tax provision at U.S. statutory rate	$72,889	$67,759	$172,984	$148,654
Increase (decrease) in income taxes resulting from:
U.S. Tax Reform provisional adjustments	—	664	—	(2,685)
U.S. Tax Reform valuation allowance adjustments	—	(58,949)	—	(59,139)
Foreign tax rate differing from U.S. tax rate	84	7,537	1,373	8,795
Differences in tax bases in foreign jurisdictions	(9,550)	(2,371)	(30,626)	(9,264)
Deferred tax valuation allowance	27,721	(5,334)	50,607	5,357
Amounts related to tax audit contingencies	3,259	1,851	6,223	650
Corporate rate changes	116	(166)	(1,621)	30
Subpart F	(26)	(99)	440	211
Foreign tax credits	(651)	(544)	(759)	(1,003)
Global intangible low-taxed income, net of credit	—	7,624	—	11,916
Equity compensation excess benefit	(1,034)	(817)	(6,189)	(5,067)
Return to provision adjustments	(8,362)	4,213	(4,400)	4,108
Other, net	(121)	94	729	(492)
Total provision for income taxes	$84,325	$21,462	$188,761	$102,071
Effective tax rate	24.3%	6.7%	22.9%	14.4%

The effective tax rates for the third quarter and first nine months of 2019 were higher than the U.S. Statutory rate of 21.0% primarily as a result of valuation allowances established on deferred tax assets in foreign jurisdictions and the accrual of uncertain tax positions, which was partially offset by differences in tax bases of foreign jurisdictions, return to provision adjustments, and tax benefits related to equity compensation.
The effective tax rates for the third quarter and first nine months of 2018 were lower than the U.S. Statutory rate of 21.0% primarily as a result of the release of a valuation allowance on foreign tax credits, which was partially offset by income earned in jurisdictions with statutory rate higher than the U.S. tax rate and a tax expense related to global intangible low-taxed income. During the third quarter of 2018 the Company released an uncertain tax position due to the expiration of the statute of limitations and established a new position. The foreign tax credits were used to offset the new uncertain tax liability, resulting in a valuation allowance no longer being necessary. $58.9 million of the release of the valuation allowance was previously established as part of U.S. Tax Reform.

10.    Employee Benefit Plans
The components of net periodic benefit costs, included in other operating expenses on the condensed consolidated statements of income, for the three and nine months ended September 30, 2019 and 2018 were as follows (dollars in thousands):

	Pension Benefits		Other Benefits
	Three months ended September 30,		Three months ended September 30,
	2019	2018	2019	2018
Service cost	$3,158	$3,106	$461	$999
Interest cost	1,662	1,341	827	680
Expected return on plan assets	(1,788)	(1,884)	—	—
Amortization of prior service cost (credit)	61	82	(328)	(328)
Amortization of prior actuarial losses	1,073	929	29	937
Net periodic benefit cost	$4,166	$3,574	$989	$2,288

	Pension Benefits		Other Benefits
	Nine months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Service cost	$9,465	$9,330	$1,975	$2,271
Interest cost	4,979	4,028	1,986	1,739
Expected return on plan assets	(5,364)	(5,651)	—	—
Amortization of prior service cost (credit)	182	247	(986)	(986)
Amortization of prior actuarial losses	3,215	2,792	1,317	1,933
Net periodic benefit cost	$12,477	$10,746	$4,292	$4,957

11.	Reinsurance
Retrocession reinsurance treaties do not relieve the Company from its obligations to direct writing companies. Failure of retrocessionaires to honor their obligations could result in losses to the Company. Consequently, allowances would be established for amounts deemed uncollectible. At September 30, 2019 and December 31, 2018, no allowances were deemed necessary. The Company regularly evaluates the financial condition of the insurance companies from which it assumes and to which it cedes reinsurance.
Retrocessions are arranged through the Company’s retrocession pools for amounts in excess of the Company’s retention limit. As of September 30, 2019 and December 31, 2018, all rated retrocession pool participants followed by the A.M. Best Company were rated “A- (excellent)” or better. The Company verifies retrocession pool participants’ ratings on a quarterly basis. For a majority of the retrocessionaires that were not rated, security in the form of letters of credit or trust assets has been posted. In addition, the Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance.
The following table presents information for the Company’s reinsurance ceded receivable assets, including the respective amount and A.M. Best rating for each reinsurer representing in excess of five percent of the total as of September 30, 2019 or December 31, 2018 (dollars in thousands):

		September 30, 2019		December 31, 2018
Reinsurer	A.M. Best Rating	Amount	% of Total	Amount	% of Total
Reinsurer A	A+	$358,845	41.6%	$303,036	40.0%
Reinsurer B	A+	201,011	23.3	193,324	25.5
Reinsurer C	A	76,807	8.9	69,885	9.2
Reinsurer D	A++	57,247	6.6	36,600	4.8
Reinsurer E	A+	40,816	4.7	40,004	5.3
Other reinsurers		128,301	14.9	114,723	15.2
Total		$863,027	100.0%	$757,572	100.0%

Included in the total reinsurance ceded receivables balance were $189.9 million and $242.8 million of claims recoverable, of which $15.6 million and $17.4 million were in excess of 90 days past due, as of September 30, 2019 and December 31, 2018, respectively.

12.	Policy Claims and Benefits
The liability for unpaid claims is reported in future policy benefits and other policy-related balances within the Company’s consolidated balance sheet. Activity associated with unpaid claims is summarized below (dollars in thousands):

	Nine months ended September 30,
	2019	2018
Balance at beginning of year	$6,584,668	$5,896,469
Less: reinsurance recoverable	(432,582)	(455,547)
Net balance at beginning of year	6,152,086	5,440,922
Incurred:
Current year	8,203,842	7,534,297
Prior years	108,023	97,336
Total incurred	8,311,865	7,631,633
Payments:
Current year	(2,937,099)	(2,748,547)
Prior years	(4,774,623)	(4,222,550)
Total payments	(7,711,722)	(6,971,097)
Other changes:
Interest accretion	19,887	18,550
Foreign exchange adjustments	(99,788)	(153,247)
Total other changes	(79,901)	(134,697)

Net balance at end the period	6,672,328	5,966,761
Plus: reinsurance recoverable	508,003	424,545
Balance at end of the period	$7,180,331	$6,391,306

Incurred claims related to prior years reflected in the table above resulted in part from developed claims for prior years being different than were anticipated when the liabilities for unpaid claims were originally estimated.  These trends have been considered in establishing the current year liability for unpaid claims.

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
Standards not yet adopted:
Financial Services - Insurance
This guidance significantly changes how insurers account for long-duration insurance contracts. The new guidance also significantly expands the disclosure requirements of long-duration insurance contracts. The FASB has tentatively agreed to defer the original effective date by one year. Upon issuance of a final standard, the new guidance will be effective for annual and interim reporting periods beginning January 1, 2022. Below are the most significant areas of change:
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

Financial Instruments - Credit Losses
Financial Instruments - Credit Losses This guidance adds to U.S. GAAP an impairment model, known as current expected credit loss (“CECL”) model that is based on expected losses rather than incurred losses. For traditional and other receivables, held-to-maturity debt securities, loans and other instruments entities will be required to use the new forward-looking “expected loss” model that generally will result in earlier recognition of allowance for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses similar to what they do today, except the losses will be recognized through an allowance for credit losses and adjusted each period for changes in credit risks. Early adoption is permitted.

January 1, 2020

For asset classes within the scope of the CECL model, this guidance will be adopted through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). For available-for-sale debt securities, this guidance will be applied prospectively. The Company is developing its expected credit loss models and related system processes and controls for assets held at amortized costs, the most significant of which are commercial mortgages and other loans. The allowance for credit losses will increase when this guidance is adopted to include expected losses over the lifetime of commercial mortgages and other loans, including reasonable and supportable forecasts and expected changes in future economic conditions. Based on a preliminary analysis performed in the third quarter of 2019 and forecasts of macroeconomic conditions and exposures at that time, the overall impact is estimated to be an approximate $15 million to $25 million increase in the allowance for credit losses. This increase will be reflected as a decrease to opening retained earnings, net of income taxes, as of January 1, 2020. The extent of the impact of the adoption of this guidance on the Company’s consolidated financial statements will depend on various factors including the economic environment, the size and type of commercial loans and the nature and size of transactions closed in the fourth quarter of 2019.

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
Overview
The Company is among the leading global providers of life reinsurance and financial solutions, with $3.4 trillion of life reinsurance in force and assets of $75.8 billion as of September 30, 2019. Traditional reinsurance includes individual and group life and health, disability, and critical illness reinsurance. Financial solutions includes longevity reinsurance, asset-intensive reinsurance, financial reinsurance and stable value products. The Company derives revenues primarily from renewal premiums from existing reinsurance treaties, new business premiums from existing or new reinsurance treaties, fee income from financial solutions business and income earned on invested assets.

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

Consolidated Results of Operations
The following table summarizes net income for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenues:	(Dollars in thousands, except per share data)
Net premiums	$2,809,641	$2,562,042	$8,311,240	$7,739,053
Investment income, net of related expenses	678,805	572,742	1,842,760	1,617,132
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(8,539)	(10,705)	(17,992)	(14,055)
Other investment related gains (losses), net	57,323	(9,312)	87,036	(17,004)
Investment related gains (losses), net	48,784	(20,017)	69,044	(31,059)
Other revenues	90,335	112,764	291,960	272,020
Total revenues	3,627,565	3,227,531	10,515,004	9,597,146
Benefits and Expenses:
Claims and other policy benefits	2,469,981	2,209,920	7,493,516	6,851,614
Interest credited	226,262	143,292	517,293	333,068
Policy acquisition costs and other insurance expenses	321,855	310,639	894,081	987,817
Other operating expenses	209,348	200,262	634,330	586,495
Interest expense	45,927	33,290	129,383	107,769
Collateral finance and securitization expense	7,102	7,467	22,670	22,509
Total benefits and expenses	3,280,475	2,904,870	9,691,273	8,889,272
Income before income taxes	347,090	322,661	823,731	707,874
Provision for income taxes	84,325	21,462	188,761	102,071
Net income	$262,765	$301,199	$634,970	$605,803
Earnings per share:
Basic earnings per share	$4.19	$4.76	$10.13	$9.47
Diluted earnings per share	$4.12	$4.68	$9.93	$9.30
Consolidated income before income taxes increased $24.4 million, or 7.6%, and $115.9 million, or 16.4%, for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. The increase in income for the third quarter of 2019 was primarily due to improved claims experience in the Canada and Europe, Middle East, and Africa segments, as well as favorable experience in the various Financial Solutions segments. The favorable experience was partially offset by unfavorable results in the Asia Pacific Traditional segment, primarily in Australia, and the U.S. and Latin America Traditional segment. In addition, income for the first nine months of 2019 reflects unfavorable changes in investment related gain (losses) resulting from changes in the fair value of embedded derivatives on modco or funds withheld treaties within the U.S. segment due to changes in interest rates and credit spreads. The effect of the change in fair value of these embedded derivatives on income is discussed below. Foreign currency fluctuations relative to the prior year decreased income before income taxes by $1.8 million in the third quarter and decreased income by $15.7 million in the first nine months of 2019, as compared to the same periods in 2018.

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

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Modco/Funds withheld:
Unrealized gains (losses)	$8,508	$(2,081)	$11,678	$20,335
Deferred acquisition costs/retrocession	(9,157)	51	(17,575)	(2,617)
Net effect	(649)	(2,030)	(5,897)	17,718
EIAs:
Unrealized gains (losses)	(35,883)	1,602	(55,940)	29,600
Deferred acquisition costs/retrocession	16,682	(1,285)	27,192	(16,997)
Net effect	(19,201)	317	(28,748)	12,603
Guaranteed minimum benefit riders:
Unrealized gains (losses)	(42,233)	32,133	(42,116)	62,242
Deferred acquisition costs/retrocession	(17,784)	(17,575)	(40,633)	(11,379)
Net effect	(60,017)	14,558	(82,749)	50,863
Related freestanding derivatives	57,085	(9,393)	81,998	(50,697)
Net effect after related freestanding derivatives	(2,932)	5,165	(751)	166

Total net effect of embedded derivatives	(79,867)	12,845	(117,394)	81,184
Related freestanding derivatives	57,085	(9,393)	81,998	(50,697)
Total net effect after freestanding derivatives	$(22,782)	$3,452	$(35,396)	$30,487
Consolidated net premiums increased $247.6 million, or 9.7%, and $572.2 million, or 7.4%, for the three and nine months ended September 30, 2019, as compared to the same periods in 2018, primarily due to growth in life reinsurance in force. Foreign currency fluctuations decreased net premiums by $34.9 million and $173.7 million in the third quarter and the first nine months of 2019, as compared to the same periods in 2018. Consolidated assumed life insurance in force increased to $3,359.8 billion as of September 30, 2019 from $3,307.2 billion as of September 30, 2018 due to new business production and in force transactions. The Company added new business production, measured by face amount of insurance in force, of $98.3 billion and $95.7 billion during the third quarter of 2019 and 2018, respectively, and $248.0 billion and $292.1 billion during the first nine months of 2019 and 2018, respectively.
Consolidated investment income, net of related expenses, increased $106.1 million, or 18.5%, and $225.6 million, or 14.0%, for the three and nine months ended September 30, 2019, as compared to the same periods in 2018. The increases are primarily attributable to an increase in the average invested asset base and higher variable investment income associated with joint venture and limited partnership investments. Investment income is affected by changes in the fair value of the Company’s funds withheld at interest assets associated with the reinsurance of certain EIA products. The re-measurement of these funds withheld assets decreased investment income by $19.5 million in the third quarter and decreased investment income by $29.6 million in the first nine months of 2019, respectively, as compared to the same periods in 2018. The effect on investment income of the EIA's market value changes is substantially offset by a corresponding change in interest credited to policyholder account balances resulting in an insignificant effect on net income.
Average invested assets at amortized cost, excluding spread related business, for the nine months ended September 30, 2019 were $28.2 billion, a 5.7% increase over September 30, 2018. The average yield earned on investments, excluding spread related business, was 4.83% and 4.57% for the third quarter of 2019 and 2018, respectively, and 4.57% and 4.45% for the nine months ended September 30, 2019 and 2018, respectively. The average yield will vary from quarter to quarter and year to year depending on a number of variables, including the prevailing interest rate and credit spread environment, prepayment fees, make-whole premiums and changes in the mix of the underlying investments and cash balances, and the timing of dividends and distributions on certain investments. Investment yields in 2019 benefited from higher distributions from joint ventures and limited partnerships. A continued low interest rate environment is expected to put downward pressure on this yield in future reporting periods.
Total investment related gains (losses), net were $48.8 million and $(20.0) million for the third quarter of 2019 and 2018, respectively, and $69.0 million and $(31.1) million for the first nine months of 2019 and 2018, respectively. A portion of the increase in investment related gains (losses) was offset by changes in the value of embedded derivatives related to reinsurance treaties written on a modco or funds withheld basis, reflecting the impact of changes in interest rates and credit spreads on the calculation of fair value. Changes in the fair value of these embedded derivatives increased (decreased) investment related gains by $8.5 million and $(2.1) million for the third quarter of 2019 and 2018, respectively, and $11.7 million and $20.3 million for the first nine months of 2019 and 2018, respectively. In addition, impairments on fixed maturity securities decreased by $2.2 million in the third quarter and increased by $3.9 million in the first nine months of 2019, respectively, as compared to the same periods in 2018. See Note 4 - “Investments” and Note 5 - “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for additional information on the impairment losses and derivatives.
The effective tax rate on a consolidated basis was 24.3% and 6.7% for the third quarter 2019 and 2018, respectively, and 22.9% and 14.4% for the first nine months of 2019 and 2018, respectively. See Note 9 - “Income Tax” in the Notes to Condensed Consolidated Financial Statements for additional information on the Company’s consolidated effective tax rates.
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

Results of Operations by Segment

U.S. and Latin America Operations
The U.S. and Latin America operations include business generated by its offices in the U.S., Mexico and Brazil. The offices in Mexico and Brazil provide services to clients in other Latin American countries. U.S. and Latin America operations consist of two major segments: Traditional and Financial Solutions. The Traditional segment primarily specializes in the reinsurance of individual mortality-risk, health and long-term care and to a lesser extent, group reinsurance. The Financial Solutions segment consists of Asset-Intensive and Financial Reinsurance. Asset-Intensive within the Financial Solutions segment includes coinsurance of annuities and corporate-owned life insurance policies and to a lesser extent fee-based synthetic guaranteed investment contracts, which include investment-only, stable value contracts and other longevity type products. Financial Reinsurance within the Financial Solutions segment primarily involves assisting ceding companies in meeting applicable regulatory requirements by enhancing the ceding companies’ financial strength and regulatory surplus position through relatively low risk reinsurance transactions. Due to the low-risk nature of financial reinsurance transactions, they typically do not qualify as reinsurance under GAAP, so only the related net fees are reflected in other revenues on the condensed consolidated statements of income.

For the three months ended September 30, 2019:		Financial Solutions
(dollars in thousands)		Asset-Intensive	Financial Reinsurance	Total U.S. and Latin America
	Traditional
Revenues:
Net premiums	$1,404,164	$12,298	$—	$1,416,462
Investment income, net of related expenses	209,874	254,264	1,002	465,140
Investment related gains (losses), net	(9,587)	56,840	—	47,253
Other revenues	5,415	36,422	21,846	63,683
Total revenues	1,609,866	359,824	22,848	1,992,538
Benefits and expenses:
Claims and other policy benefits	1,241,332	49,438	—	1,290,770
Interest credited	19,518	183,295	—	202,813
Policy acquisition costs and other insurance expenses	201,784	19,642	672	222,098
Other operating expenses	34,690	7,788	2,961	45,439
Total benefits and expenses	1,497,324	260,163	3,633	1,761,120
Income before income taxes	$112,542	$99,661	$19,215	$231,418

For the three months ended September 30, 2018:		Financial Solutions
(dollars in thousands)		Asset-Intensive	Financial Reinsurance	Total U.S. and Latin America
	Traditional
Revenues:
Net premiums	$1,360,076	$6,885	$—	$1,366,961
Investment income, net of related expenses	181,396	200,397	1,491	383,284
Investment related gains (losses), net	(33)	581	—	548
Other revenues	6,351	53,735	27,759	87,845
Total revenues	1,547,790	261,598	29,250	1,838,638
Benefits and expenses:
Claims and other policy benefits	1,191,489	46,995	—	1,238,484
Interest credited	20,321	110,673	—	130,994
Policy acquisition costs and other insurance expenses	183,433	30,519	5,324	219,276
Other operating expenses	36,219	7,921	2,343	46,483
Total benefits and expenses	1,431,462	196,108	7,667	1,635,237
Income before income taxes	$116,328	$65,490	$21,583	$203,401

For the nine months ended September 30, 2019:		Financial Solutions
(dollars in thousands)		Asset-Intensive	Financial Reinsurance	Total U.S. and Latin America
	Traditional
Revenues:
Net premiums	$4,171,549	$27,728	$—	$4,199,277
Investment income, net of related expenses	568,718	655,379	3,047	1,227,144
Investment related gains (losses), net	(20,009)	75,386	—	55,377
Other revenues	14,950	109,338	67,711	191,999
Total revenues	4,735,208	867,831	70,758	5,673,797
Benefits and expenses:
Claims and other policy benefits	3,834,249	146,200	—	3,980,449
Interest credited	58,909	395,791	—	454,700
Policy acquisition costs and other insurance expenses	557,734	64,532	5,233	627,499
Other operating expenses	104,945	23,995	8,667	137,607
Total benefits and expenses	4,555,837	630,518	13,900	5,200,255
Income before income taxes	$179,371	$237,313	$56,858	$473,542

For the nine months ended September 30, 2018:		Financial Solutions
(dollars in thousands)		Asset-Intensive	Financial Reinsurance	Total U.S. and Latin America
	Traditional
Revenues:
Net premiums	$4,033,046	$18,776	$—	$4,051,822
Investment income, net of related expenses	544,934	530,119	4,817	1,079,870
Investment related gains (losses), net	5,375	2,033	—	7,408
Other revenues	18,276	100,759	77,644	196,679
Total revenues	4,601,631	651,687	82,461	5,335,779
Benefits and expenses:
Claims and other policy benefits	3,701,457	85,530	—	3,786,987
Interest credited	61,593	239,695	—	301,288
Policy acquisition costs and other insurance expenses	543,137	130,493	11,933	685,563
Other operating expenses	104,246	22,377	7,238	133,861
Total benefits and expenses	4,410,433	478,095	19,171	4,907,699
Income before income taxes	$191,198	$173,592	$63,290	$428,080
Income before income taxes increased by $28.0 million, or 13.8%, and $45.5 million, or 10.6%, for the three and nine months ended September 30, 2019, as compared to the same periods in 2018. The increase in income before income taxes for the third quarter was primarily due to the income from asset-intensive transactions executed since the third quarter of 2018, including investment related gains recognized during portfolio repositioning. The increase in income before income taxes for the first nine months was primarily due to the impact of higher investment related gains (losses) in the Asset-Intensive segment.
Traditional Reinsurance
Income before income taxes for the U.S. and Latin America Traditional segment decreased by $3.8 million, or 3.3%, and $11.8 million, or 6.2%, for the three and nine months ended September 30, 2019, as compared to the same periods in 2018. The decrease in the third quarter and first nine months was primarily due to unfavorable claims experience within the individual mortality business as well as changes in the value of embedded derivatives associated with reinsurance treaties structured on a modco or funds withheld basis. The unfavorable individual mortality claims experience was partially offset by an increase in variable investment income and improved claims experience within the Group and Individual Health lines of business.
Net premiums increased $44.1 million, or 3.2%, and $138.5 million, or 3.4%, for the three and nine months ended September 30, 2019, as compared to the same periods in 2018. The increases in net premiums in the third quarter and first nine months were due to organic growth as well as new sales. The segment added new individual life business production, measured by face amount of insurance in force of $23.9 billion and $27.6 billion for the third quarter and $77.4 billion and $80.2 billion for the first nine months of 2019 and 2018, respectively.
Net investment income increased $28.5 million, or 15.7%, and $23.8 million, or 4.4%, for the three and nine months ended September 30, 2019, as compared to the same periods in 2018. The increases in the third quarter and first nine months were primarily due to an increase in variable investment income from real estate joint ventures and limited partnerships as well as a higher asset base. Investment related gains (losses), net decreased $9.6 million and $25.4 million for the three and nine months ended September 30, 2019, as compared to the same periods in 2018.

Claims and other policy benefits as a percentage of net premiums (“loss ratios”) were 88.4% and 87.6% for the third quarter and 91.9% and 91.8%, for the nine months ended September 30, 2019 and 2018, respectively. The increase in the loss ratio for the third quarter was primarily due to unfavorable claims experience in the individual mortality line of business.
Interest credited expense decreased $0.8 million, or 4.0%, and $2.7 million, or 4.4%, for the three and nine months ended September 30, 2019, as compared to the same periods in 2018. Interest credited in this segment relates to amounts credited on cash value products which also have a significant mortality component. Income before income taxes is affected by the spread between the investment income and the interest credited on the underlying products.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 14.4% and 13.5% for the third quarter and 13.4% and 13.5% for the nine months ended September 30, 2019 and 2018, respectively. While these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels within coinsurance-type arrangements. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary. Also, the mix of first year coinsurance business versus yearly renewable term business can cause the percentage to fluctuate from period to period.
Other operating expenses decreased $1.5 million, or 4.2%, and increased by $0.7 million, or 0.7%, for the three and nine months ended September 30, 2019, as compared to the same periods in 2018. The decrease in the third quarter was primarily due to lower salaries and fringe costs related to the timing of incentive based compensation adjustments. Other operating expenses, as a percentage of net premiums were 2.5% and 2.7% for the third quarter and 2.5% and 2.6% first nine months of 2019 and 2018, respectively. The expense ratio tends to fluctuate only slightly from period to period due to the maturity and scale of this segment.
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

(dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenues:
Total revenues	$359,824	$261,598	$867,831	$651,687
Less:
Embedded derivatives – modco/funds withheld treaties	18,160	(2,138)	31,799	14,819
Guaranteed minimum benefit riders and related free standing derivatives	(769)	8,067	307	5,556
Revenues before certain derivatives	342,433	255,669	835,725	631,312
Benefits and expenses:
Total benefits and expenses	260,163	196,108	630,518	478,095
Less:
Embedded derivatives – modco/funds withheld treaties	9,157	(51)	17,575	2,617
Guaranteed minimum benefit riders and related free standing derivatives	2,163	2,902	1,058	5,390
Equity-indexed annuities	19,201	(317)	28,748	(12,603)
Benefits and expenses before certain derivatives	229,642	193,574	583,137	482,691
Income before income taxes:
Income before income taxes	99,661	65,490	237,313	173,592
Less:
Embedded derivatives – modco/funds withheld treaties	9,003	(2,087)	14,224	12,202
Guaranteed minimum benefit riders and related free standing derivatives	(2,932)	5,165	(751)	166
Equity-indexed annuities	(19,201)	317	(28,748)	12,603
Income before income taxes and certain derivatives	$112,791	$62,095	$252,588	$148,621
Embedded Derivatives - Modco/Funds Withheld Treaties - Represents the change in the fair value of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis. The fair value changes of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in benefits and expenses. The Company’s utilization of a credit valuation adjustment did not have a material effect on the change in fair value of these embedded derivatives for the nine months ended September 30, 2019 and 2018.
The change in fair value of the embedded derivatives - modco/funds withheld treaties increased (decreased) income before income taxes by $9.0 million and $(2.1) million for the third quarter and $14.2 million and $12.2 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in income for the third quarter and first nine months of 2019 was primarily the result of repositioning in the funds withheld portfolio, partially offset by widening credit spreads. The increase in income for the third quarter of 2018 was primarily the result of interest rate movements. The increase in income for the first nine months of 2018 were primarily due to tightening credit spreads, partially offset by repositioning in the funds withheld portfolio.
Guaranteed Minimum Benefit Riders - Represents the impact related to guaranteed minimum benefits associated with the Company’s reinsurance of variable annuities. The fair value changes of the guaranteed minimum benefits along with the changes in fair value of the free standing derivatives (interest rate swaps, financial futures and equity options), purchased by the Company to substantially hedge the liability are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in benefits and expenses. The Company’s utilization of a credit valuation adjustment did not have a material effect on the change in fair value of these embedded derivatives for the nine months ended September 30, 2019 and 2018.
The change in fair value of the guaranteed minimum benefits, after allowing for changes in the associated free standing derivatives, increased (decreased) income before income taxes by $(2.9) million and $5.2 million for the third quarter and $(0.8) million and $0.2 million for the nine months ended September 30, 2019 and 2018, respectively. The decrease in income for the three and nine months ended September 30, 2019 was due to the annual update of best estimate actuarial policyholder assumptions to account for lower policyholder lapse experience, partially offset by favorable hedging results. The increases in income for the third quarter and for the first nine months of September 30, 2018 were primarily due to favorable hedging results.
Equity-Indexed Annuities - Represents changes in the liability for equity-indexed annuities in excess of changes in account value, after adjustments for related deferred acquisition expenses. The change in fair value of embedded derivative liabilities associated with equity-indexed annuities increased (decreased) income before income taxes by $(19.2) million and $0.3 million for the third quarter and $(28.7) million and $12.6 million for the nine months ended September 30, 2019 and 2018, respectively.  The decreases in income for the third quarter and first nine months of 2019 were primarily due to interest rate movements. The increases in income for the third quarter and first nine months of 2018 were primarily due to lower policyholder lapses and withdrawals.

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
Discussion and analysis before certain derivatives:
Income before income taxes and certain derivatives increased by $50.7 million and $104.0 million for the three and nine months ended September 30, 2019, as compared to the same periods in 2018. The increases in the third quarter and the first nine months were primarily due to income from asset-intensive transactions executed since the third quarter of 2018, including investment related gains recognized during portfolio repositioning and favorable longevity experience during the first nine months of 2019.
Revenue before certain derivatives increased by $86.8 million and $204.4 million for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. The increases in the third quarter and first nine months were primarily due to income from asset-intensive transactions executed since the third quarter of 2018, including investment related gains recognized during portfolio repositioning, partially offset by lower interest credited associated with the reinsurance of EIAs. The effect on investment income related to equity options is substantially offset by a corresponding change in interest credited.
Benefits and expenses before certain derivatives increased by $36.1 million and $100.4 million for the three and nine months ended September 30, 2019, as compared to the same period in 2018. The increases in the third quarter and first nine months were primarily due to benefits and expenses from asset-intensive transactions executed since the third quarter of 2018, including investment related gains recognized during portfolio repositioning, partially offset by lower interest credited associated with the reinsurance of EIAs. The effect on interest credited related to equity options is substantially offset by a corresponding change in investment income.
The invested asset base supporting this segment increased to $24.7 billion as of September 30, 2019 from $19.0 billion as of September 30, 2018. As of September 30, 2019, $3.6 billion of the invested assets were funds withheld at interest, of which greater than 90% is associated with one client.
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
Income before income taxes decreased $2.4 million, or 11.0%, and $6.4 million, or 10.2%, for the three and nine months ended September 30, 2019, as compared to the same periods in 2018. The decreases in the third quarter and first nine months were primarily due to the termination of certain agreements.
At September 30, 2019 and 2018, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial structures was $15.9 billion and $13.7 billion, respectively. The increase was primarily due to a number of new transactions offsetting the termination of certain agreements, as well as organic growth on existing transactions. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and therefore can fluctuate from period to period.

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

(dollars in thousands)	Three months ended September 30,
	2019			2018
Revenues:	Traditional	Financial Solutions	Total Canada	Traditional	Financial Solutions	Total Canada
Net premiums	$270,749	$22,432	$293,181	$243,105	$10,681	$253,786
Investment income, net of related expenses	53,162	960	54,122	50,145	415	50,560
Investment related gains (losses), net	1,067	—	1,067	2,484	—	2,484
Other revenues	(127)	812	685	228	1,072	1,300
Total revenues	324,851	24,204	349,055	295,962	12,168	308,130
Benefits and expenses:
Claims and other policy benefits	215,950	20,127	236,077	210,292	10,003	220,295
Interest credited	31	—	31	6	—	6
Policy acquisition costs and other insurance expenses	56,528	453	56,981	56,224	190	56,414
Other operating expenses	8,658	516	9,174	8,291	329	8,620
Total benefits and expenses	281,167	21,096	302,263	274,813	10,522	285,335
Income before income taxes	$43,684	$3,108	$46,792	$21,149	$1,646	$22,795

(dollars in thousands)	Nine months ended September 30,
	2019			2018
Revenues:	Traditional	Financial Solutions	Total Canada	Traditional	Financial Solutions	Total Canada
Net premiums	$790,188	$66,877	$857,065	$756,578	$32,941	$789,519
Investment income, net of related expenses	152,857	2,466	155,323	150,264	860	151,124
Investment related gains (losses), net	11,035	—	11,035	2,199	—	2,199
Other revenues	1,246	2,364	3,610	1,439	3,233	4,672
Total revenues	955,326	71,707	1,027,033	910,480	37,034	947,514
Benefits and expenses:
Claims and other policy benefits	622,078	60,502	682,580	647,052	27,033	674,085
Interest credited	159	—	159	32	—	32
Policy acquisition costs and other insurance expenses	167,485	1,349	168,834	171,797	578	172,375
Other operating expenses	25,382	1,587	26,969	24,938	1,042	25,980
Total benefits and expenses	815,104	63,438	878,542	843,819	28,653	872,472
Income before income taxes	$140,222	$8,269	$148,491	$66,661	$8,381	$75,042
Income before income taxes increased by $24.0 million, or 105.3%, and $73.4 million, or 97.9%, for the three and nine months ended September 30, 2019, as compared to the same periods in 2018. The increases in income for the third quarter and first nine months are primarily due to favorable individual mortality experience as compared to the same period in 2018. Foreign currency exchange fluctuations in the Canadian dollar resulted in a decrease in income before income taxes of $0.5 million and $4.9 million for the three and nine months ended September 30, 2019, as compared to the same periods in 2018.
Traditional Reinsurance
Income before income taxes for the Canada Traditional segment increased by $22.5 million, or 106.6%, and $73.6 million, or 110.4%, for the three and nine months ended September 30, 2019, as compared to the same periods in 2018. The increases in income before income taxes for the third quarter and first nine months were primarily due to favorable individual mortality experience as compared to the same periods in 2018. Foreign currency exchange fluctuations in the Canadian dollar resulted in a decrease in income before income taxes of $0.5 million and $4.6 million for the three and nine months ended September 30, 2019, as compared to the same periods in 2018.

Net premiums increased by $27.6 million, or 11.4%, and $33.6 million, or 4.4%, for the three and nine months ended September 30, 2019, as compared to the same periods in 2018. The increases in net premiums in 2019 were primarily due to a new in force block transaction completed during the last quarter of 2018 as well as a non-recurring payment received during the quarter relating to a block of existing business. Foreign currency exchange fluctuations in the Canadian dollar resulted in a decrease in net premiums of $2.9 million and $25.1 million for the three and nine months ended September 30, 2019, as compared to the same periods in 2018.
Net investment income increased $3.0 million, or 6.0%, and $2.6 million, or 1.7%, for the three and nine months ended September 30, 2019, as compared to the same periods in 2018. The increases in net investment income for the third quarter and first nine months of 2019 were primarily a result of an increase in the invested asset base due to growth in the underlying business volume, partially offset by foreign currency exchange fluctuations. Foreign currency exchange fluctuation in the Canadian dollar resulted in a decrease in net investment income of $0.6 million and $4.9 million for the three and nine months ended September 30, 2019, as compared to the same periods in 2018.
Other revenues decreased by $0.4 million and $0.2 million for the three and nine months ended September 30, 2019, as compared to the same periods in 2018. These variances are primarily due to gains and losses related to foreign currency transactions.
Loss ratios for this segment were 79.8% and 86.5% for the third quarter and 78.7% and 85.5% for the nine months ended September 30, 2019 and 2018, respectively. The decrease in the loss ratios for the three and nine months ended September 30, 2019, as compared to the same periods in 2018, is due to favorable individual mortality experience. Loss ratios for the traditional individual life mortality business were 85.2% and 96.7% for the third quarter and 84.0% and 95.3% for the first nine months ended September 30, 2019 and 2018, respectively. Excluding creditor business, claims as a percentage of net premiums for this segment were 65.0% and 81.2% for the third quarter and 68.5% and 79.1% for the nine months ended September 30, 2019 and 2018, respectively. Excluding creditor business, claims and other policy benefits, as a percentage of net premiums and investment income were 70.5% and 77.2% for the third quarter and 70.0% and 76.8% for the nine months ended September 30, 2019 and 2018, respectively.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 20.9% and 23.1% for the third quarter and 21.2% and 22.7% for the nine months ended September 30, 2019 and 2018, respectively. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels and product mix. In addition, the amortization patterns of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary.
Other operating expenses increased $0.4 million, or 4.4%, and $0.4 million, or 1.8%, for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. Other operating expenses as a percentage of net premiums were 3.2% and 3.4% for the third quarter and 3.2% and 3.3% for the nine month periods ended September 30, 2019 and 2018, respectively.
Financial Solutions Reinsurance
Income before income taxes increased by $1.5 million, or 88.8%, and decreased by $0.1 million, or 1.3%, for the three and nine months ended September 30, 2019, as compared to the same periods in 2018. The increase in income for the third quarter was primarily due to favorable experience on longevity business and favorable investment revenues. The decrease in income for the nine months ended September 30, 2019 was primarily due to more favorable experience on longevity business in 2018 compared to 2019. Foreign currency exchange fluctuations in the Canadian dollar resulted in a negligible difference and a decrease in income before income taxes of $0.2 million for the three and nine months ended September 30, 2019, as compared to the same periods in 2018.
Net premiums increased $11.8 million, or 110.0%, and $33.9 million, or 103.0%, for the three and nine months ended September 30, 2019, as compared to the same periods in 2018. The increases were primarily due to a new transaction completed in the first three months of 2019. Foreign currency exchange fluctuations in the Canadian dollar resulted in a decrease in net premiums of $0.2 million and $2.1 million for the three and nine months ended September 30, 2019, as compared to the same periods in 2018.
Net investment income increased $0.5 million, or 131.3%, and $1.6 million, or 186.7%, for the three and nine months ended September 30, 2019, as compared to the same periods in 2018 primarily due to an increase in the invested asset base.
Claims and other policy benefits increased $10.1 million, or 101.2%, and $33.5 million, or 123.8%, for the three and nine months ended September 30, 2019 as compared to the same periods in 2018. The increases for the third quarter and first nine months were primarily a result of the aforementioned new transaction completed in the first three months of 2019.
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

(dollars in thousands)	Three months ended September 30,
	2019			2018
Revenues:	Traditional	Financial Solutions	Total EMEA	Traditional	Financial Solutions	Total EMEA
Net premiums	$359,394	$54,692	$414,086	$340,414	$49,104	$389,518
Investment income, net of related expenses	17,514	54,937	72,451	16,190	37,548	53,738
Investment related gains (losses), net	(112)	2,165	2,053	—	(87)	(87)
Other revenues	1,314	5,006	6,320	455	5,099	5,554
Total revenues	378,110	116,800	494,910	357,059	91,664	448,723
Benefits and expenses:
Claims and other policy benefits	297,289	33,333	330,622	291,442	24,211	315,653
Interest credited	—	11,916	11,916	—	2,402	2,402
Policy acquisition costs and other insurance expenses	26,538	562	27,100	21,817	814	22,631
Other operating expenses	28,941	9,743	38,684	25,430	8,032	33,462
Total benefits and expenses	352,768	55,554	408,322	338,689	35,459	374,148
Income before income taxes	$25,342	$61,246	$86,588	$18,370	$56,205	$74,575

(dollars in thousands)	Nine months ended September 30,
	2019			2018
Revenues:	Traditional	Financial Solutions	Total EMEA	Traditional	Financial Solutions	Total EMEA
Net premiums	$1,074,162	$163,453	$1,237,615	$1,070,677	$146,218	$1,216,895
Investment income, net of related expenses	54,261	150,195	204,456	49,041	109,810	158,851
Investment related gains (losses), net	—	8,079	8,079	9	9,123	9,132
Other revenues	3,192	18,480	21,672	3,652	15,331	18,983
Total revenues	1,131,615	340,207	1,471,822	1,123,379	280,482	1,403,861
Benefits and expenses:
Claims and other policy benefits	905,085	129,762	1,034,847	928,431	88,536	1,016,967
Interest credited	—	26,538	26,538	—	3,877	3,877
Policy acquisition costs and other insurance expenses	84,085	2,374	86,459	77,330	2,948	80,278
Other operating expenses	85,558	30,096	115,654	77,359	24,383	101,742
Total benefits and expenses	1,074,728	188,770	1,263,498	1,083,120	119,744	1,202,864
Income before income taxes	$56,887	$151,437	$208,324	$40,259	$160,738	$200,997
Income before income taxes increased by $12.0 million, or 16.1%, and $7.3 million, or 3.6%, for the three and nine months ended September 30, 2019, as compared to the same periods in 2018. The increases in income before income taxes were primarily due to favorable performance in the individual mortality, closed block longevity and payout annuity businesses, as well as increased business volumes. Foreign currency exchange fluctuations resulted in a decrease in income before income taxes of $4.7 million and $13.1 million for the three and nine months ended September 30, 2019, as compared to the same periods in 2018.
Traditional Reinsurance
Income before income taxes increased by $7.0 million, or 38.0%, and $16.6 million, or 41.3%, for the three and nine months ended September 30, 2019, as compared to the same periods in 2018. The increase in income for the quarter was primarily due to an improvement in individual mortality experience. The increase in income for the first nine months was primarily due to an improvement in individual mortality and morbidity experience. Foreign currency exchange fluctuations resulted in a decrease in income before income taxes of $1.2 million and $3.9 million for the three and nine months ended September 30, 2019, as compared to the same periods in 2018.

Net premiums increased $19.0 million, or 5.6%, and $3.5 million, or 0.3%, for the three and nine months ended September 30, 2019, as compared to the same periods in 2018. The increase in net premiums for the three and nine months was primarily due to an increase in business volumes on existing treaties partially offset by treaty terminations and unfavorable foreign exchange fluctuations. Foreign currency exchange fluctuations decreased net premiums by $17.1 million and $73.0 million for the three and nine months ended September 30, 2019, as compared to the same periods in 2018.
A portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage, primarily in the UK. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Net premiums earned from this coverage totaled $48.6 million and $45.6 million for the third quarter and $136.1 million and $142.4 million for the first nine months of 2019 and 2018, respectively.
Net investment income increased $1.3 million, or 8.2%, and $5.2 million, or 10.6%, for the three and nine months ended September 30, 2019, as compared to the same periods in 2018. The increases in net investment income were primarily due to an increase in the invested asset base resulting from business growth. Foreign currency exchange fluctuations resulted in a decrease in net investment income of $0.9 million and $3.9 million for the three and nine months ended September 30, 2019, as compared to the same periods in 2018.
Loss ratios for this segment were 82.7% and 85.6% for the third quarter and 84.3% and 86.7% for the first nine months ended September 30, 2019 and 2018, respectively. The decreases in loss ratios were due to normal claims variability associated with individual mortality and morbidity business and changes in business mix.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 7.4% and 6.4% for the third quarter and 7.8% and 7.2% for the first nine months ended September 30, 2019 and 2018, respectively. The increases in the percentages are due primarily to variations in the mixture of business.
Other operating expenses increased $3.5 million, or 13.8%, and $8.2 million, or 10.6%, for the three and nine months ended September 30, 2019, as compared to the same periods in 2018. The increase is in line with expected expense levels needed to support the business as well as higher incentive-based compensation. Foreign currency fluctuations resulted in a decrease in operating expenses of $1.3 million and $5.7 million for the three and nine months ended September 30, 2019, as compared to the same periods in 2018. Other operating expenses as a percentage of net premiums totaled 8.1% and 7.5% for the third quarter and 8.0% and 7.2% for the first nine months ended September 30, 2019 and 2018, respectively.
Financial Solutions Reinsurance
Income before income taxes increased by $5.0 million, or 9.0%, and decreased by $9.3 million, or 5.8%, for the three and nine months ended September 30, 2019, as compared to the same periods in 2018. The increase in the third quarter was primarily due to favorable longevity performance and increased business volumes. The decrease in income before income taxes for the first nine months was primarily due to the normalization of performance on closed longevity blocks after a positive 2018. Foreign currency exchange fluctuations resulted in a decrease in income before income taxes of $3.4 million and $9.2 million for the three and nine months ended September 30, 2019, as compared to the same periods in 2018.
Net premiums increased by $5.6 million, or 11.4%, and $17.2 million, or 11.8%, for the three and nine months ended September 30, 2019, as compared to the same periods in 2018. The increases in net premiums were due to higher new business volumes of closed longevity business. Foreign currency exchange fluctuations decreased net premiums by $3.1 million and $10.1 million for the three and nine months ended September 30, 2019, as compared to the same periods in 2018.
Net investment income increased $17.4 million, or 46.3%, and $40.4 million, or 36.8%, for the three and nine months ended September 30, 2019, as compared to the same periods in 2018. The increase in investment income for the three months was due to an increased invested asset yield and an increased invested asset base resulting from business growth. The increase for the nine months was due to an increased invested asset yield, an increased invested asset base from business growth as well as an increase in investment income associated with unit-linked policies which fluctuate with market performance. The effect on investment income related to unit-linked products is substantially offset by a corresponding change in interest credited. Foreign currency exchange fluctuations resulted in a decrease in net investment income of $3.2 million and $9.4 million for the three and nine months ended September 30, 2019, as compared to the same periods in 2018.
Other revenues decreased by $0.1 million, or 1.8%, and increased by $3.1 million, or 20.5%, for the three and nine months ended September 30, 2019, as compared to the same periods in 2018. The increase in other revenues for the first nine months of 2019 was primarily due to fees related to a new closed block annuity transaction. Foreign currency exchange fluctuations resulted in a decrease in other revenues of $0.2 million and $1.4 million for the three and nine months ended September 30, 2019, as compared to the same periods in 2018.

Claims and other policy benefits increased $9.1 million, or 37.7%, and $41.2 million, or 46.6%, for the three and nine months ended September 30, 2019, as compared to the same periods in 2018. The increase in the third quarter and the first nine months was primarily due to increased volumes of closed longevity block business as well as a normalization of performance compared to favorable performance in 2018. Foreign currency exchange fluctuations resulted in a decrease in claims and other policy benefits of $1.9 million and $8.2 million for the three and nine months ended September 30, 2019, as compared to the same periods in 2018.
Interest credited expense increased by $9.5 million and $22.7 million or the three and nine months ended September 30, 2019, as compared to the same periods in 2018. Interest credited in this segment relates to amounts credited to the contractholders of unit-linked products. The effect on interest credited related to unit-linked products is substantially offset by a corresponding change in investment income.
Other operating expenses increased $1.7 million, or 21.3%, and $5.7 million, or 23.4%, for the three and nine months ended September 30, 2019, as compared to the same periods in 2018 due to normal growth in operations and an increase in acquisition related costs. Foreign currency exchange fluctuations resulted in a decrease in operating expenses of $0.5 million and $1.9 million for the three and nine months ended September 30, 2019, as compared to the same periods in 2018.
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

(dollars in thousands)	Three months ended September 30,
	2019			2018
Revenues:	Traditional	Financial Solutions	Total Asia Pacific	Traditional	Financial Solutions	Total Asia Pacific
Net premiums	$655,911	$29,995	$685,906	$551,695	$75	$551,770
Investment income, net of related expenses	26,643	10,482	37,125	23,169	10,145	33,314
Investment related gains (losses), net	(1)	(1,062)	(1,063)	—	(438)	(438)
Other revenues	3,333	6,287	9,620	3,171	6,385	9,556
Total revenues	685,886	45,702	731,588	578,035	16,167	594,202
Benefits and expenses:
Claims and other policy benefits	584,005	28,399	612,404	431,570	3,894	435,464
Interest credited	—	6,081	6,081	—	6,875	6,875
Policy acquisition costs and other insurance expenses	40,114	5,095	45,209	42,063	786	42,849
Other operating expenses	40,314	4,241	44,555	42,395	4,406	46,801
Total benefits and expenses	664,433	43,816	708,249	516,028	15,961	531,989
Income (loss) before income taxes	$21,453	$1,886	$23,339	$62,007	$206	$62,213

(dollars in thousands)	Nine months ended September 30,
	2019			2018
Revenues:	Traditional	Financial Solutions	Total Asia Pacific	Traditional	Financial Solutions	Total Asia Pacific
Net premiums	$1,909,070	$108,243	$2,017,313	$1,680,007	$783	$1,680,790
Investment income, net of related expenses	76,710	31,134	107,844	71,845	30,723	102,568
Investment related gains (losses), net	7	2,191	2,198	8	4,933	4,941
Other revenues	6,688	18,220	24,908	11,234	17,566	28,800
Total revenues	1,992,475	159,788	2,152,263	1,763,094	54,005	1,817,099
Benefits and expenses:
Claims and other policy benefits	1,698,453	97,225	1,795,678	1,362,356	10,767	1,373,123
Interest credited	—	19,513	19,513	—	19,929	19,929
Policy acquisition costs and other insurance expenses	78,853	20,004	98,857	138,429	2,711	141,140
Other operating expenses	122,317	13,159	135,476	118,553	12,233	130,786
Total benefits and expenses	1,899,623	149,901	2,049,524	1,619,338	45,640	1,664,978
Income before income taxes	$92,852	$9,887	$102,739	$143,756	$8,365	$152,121
Income before income taxes decreased by $38.9 million, or 62.5%, and $49.4 million, or 32.5%, for the three and nine months ended September 30, 2019, as compared to the same periods in 2018. The decreases in income before income taxes are the result of an increase in the loss incurred in Australia and unfavorable claims experience and assumption updates in Asia as compared to the prior periods. Foreign currency exchange fluctuations resulted in an increase in income before income taxes of $3.5 million and $2.2 million for the three and nine months ended September 30, 2019, as compared to the same periods in 2018.
Traditional Reinsurance
Income before income taxes decreased by $40.6 million, or 65.4%, and $50.9 million, or 35.4%, for the three and nine months ended September 30, 2019, as compared to the same periods in 2018. The decreases in income before income taxes are the result of an increase in the loss incurred in Australia and unfavorable claims experience and assumption updates in Asia as compared to the prior periods. Foreign currency exchange fluctuations resulted in an increase in income before income taxes of $3.1 million and $1.5 million for the three and nine months ended September 30, 2019, as compared to the same periods in 2018.
Net premiums increased by $104.2 million, or 18.9%, and $229.1 million, or 13.6%, for the three and nine months ended September 30, 2019, as compared to the same periods in 2018. The increases were driven by new business written in Asia as well as in force growth across the segment. Foreign currency exchange fluctuations resulted in a decrease in net premiums of $11.9 million and $62.3 million for the three and nine months of 2019, as compared to the same periods in 2018.
A portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Reinsurance of critical illness in the segment is offered primarily in South Korea, Australia, China and Hong Kong. Net premiums earned from this coverage totaled $294.4 million and $191.1 million for the third quarter and $789.3 million and $607.7 million for the first nine months ended September 30, 2019 and 2018, respectively.
Net investment income increased by $3.5 million, or 15.0%, and $4.9 million, or 6.8%, for the three and nine months ended September 30, 2019, as compared to the same periods in 2018. The increases were due to an increase in invested asset base, partially offset by a lower investment yield and foreign currency exchange fluctuations. Foreign currency exchange fluctuations resulted in a decrease in net investment income of $0.8 million and $3.7 million for the three and nine months ended September 30, 2019, as compared to the same periods in 2018.
Other revenues increased by $0.2 million, or 5.1%, and decreased by $4.5 million, or 40.5%, for the three and nine months ended September 30, 2019, as compared to the same periods in 2018. The decrease in the first nine months of 2019 was primarily related to variances in foreign currency gains and losses recognized in each period. Foreign currency exchange fluctuations resulted in a decrease in other revenues of $0.3 million and $0.7 million for the three and nine months ended September 30, 2019, as compared to the same periods in 2018.
Loss ratios for this segment were 89.0% and 78.2% for the third quarter and 89.0% and 81.1% for the first nine months ended September 30, 2019 and 2018, respectively. The increases in the loss ratios were primarily due to unfavorable claims experience in several markets, as well as the impact of experience adjustments in Asia.

Policy acquisition costs and other insurance expenses as a percentage of net premiums were 6.1% and 7.6% for the third quarter and 4.1% and 8.2% for the nine months ended September 30, 2019 and 2018, respectively. These percentages fluctuate due to timing of client company reporting, premium refunds, variations in the mixture of business and the relative maturity of the business. In addition, as the segment grows, renewal premiums, which have lower allowances than first-year premiums, represent a greater percentage of the total net premiums. Experience adjustments in Asia resulted in reduced policy acquisition costs and other insurance expenses during the nine months ended September 30, 2019. Favorability in policy acquisition costs and other insurance expenses was offset by an increase to claims and other policy benefits.
Other operating expenses decreased $2.1 million, or 4.9%, and increased by $3.8 million, or 3.2%, for the three and nine months ended September 30, 2019, as compared to the same periods in 2018. The increase in the first nine months was mainly due to growth in operations in Asia. Other operating expenses as a percentage of net premiums totaled 6.1% and 7.7% for the third quarter and 6.4% and 7.1% for the first nine months ended September 30, 2019 and 2018, respectively. The timing of premium flows and the level of costs associated with the entrance into and development of new markets within the segment may cause other operating expenses as a percentage of net premiums to fluctuate over periods of time.
Financial Solutions Reinsurance
Income before income taxes increased by $1.7 million and $1.5 million for the three and nine months ended September 30, 2019, as compared to the same periods in 2018. The increase in income before income taxes for the three and nine months ended September 30, 2019 was primarily due to new business growth in the segment. Foreign currency exchange fluctuations resulted in an increase in income before income taxes of $0.4 million and $0.8 million for the three and nine months ended September 30, 2019, as compared to the same periods in 2018.
Net premiums increased $29.9 million and $107.5 million for the three and nine months ended September 30, 2019, as compared to the same periods in 2018. The increase for the third quarter and first nine months was due to new asset-intensive transactions in Asia. Foreign currency exchange fluctuations had a negligible effect on net premiums for the three months ended September 30, 2019, as compared to the same period in 2018. Foreign currency exchange fluctuations increased net premiums by $0.8 million and decreased net premiums by $0.4 million for the three and nine months ended September 30, 2019, as compared to the same periods in 2018.
Net investment income increased $0.3 million, or 3.3%, and $0.4 million, or 1.3%, for the three and nine months ended September 30, 2019, as compared to the same periods in 2018 mainly due to an increase in invested asset base, partially offset by a lower investment yield and foreign currency exchange fluctuations. Foreign currency exchange fluctuations resulted in a decrease in net investment income of $0.2 million and $1.0 million for the three and nine months ended September 30, 2019, as compared to the same periods in 2018.
Other revenues decreased by $0.1 million, or 1.5%, and increased by $0.7 million, or 3.7%, for the three and nine months ended September 30, 2019, as compared to the same periods in 2018. At September 30, 2019 and 2018, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures was $3.3 billion and $2.9 billion, respectively. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and, therefore, can fluctuate from period to period.
Claims and other policy benefits increased by $24.5 million and $86.5 million for the three and nine months ended September 30, 2019, as compared to the same periods in 2018. The increases in the third quarter and first nine months were attributable to new asset-intensive transactions in Asia.
Other operating expenses increased by $0.2 million, or 3.7%, and $0.9 million, or 7.6%, for the three and nine months ended September 30, 2019, as compared to the same periods in 2018, respectively. The timing of transactions and the level of costs associated with the entrance into and development of new markets and new transactions within the segment may cause other operating expenses to fluctuate over periods of time.
Corporate and Other
Corporate and Other revenues primarily include investment income from unallocated invested assets, investment related gains and losses and service fees. Corporate and Other expenses consist of the offset to capital charges allocated to the operating segments within the policy acquisition costs and other insurance income line item, unallocated overhead and executive costs, interest expense related to debt, and the investment income and expense associated with the Company’s collateral finance and securitization transactions and service business expenses. Additionally, Corporate and Other includes results from certain wholly-owned subsidiaries, such as RGAx, and joint ventures that, among other activities, develop and market technology, and provide consulting and outsourcing solutions for the insurance and reinsurance industries. In the past two years, the Company has increased its investment and expenditures in this area in an effort to both support its clients and accelerate the development of new solutions and services to increase consumer engagement within the life insurance industry.

(dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenues:
Net premiums	$6	$7	$(30)	$27
Investment income, net of related expenses	49,967	51,846	147,993	124,719
Investment related gains (losses), net	(526)	(22,524)	(7,645)	(54,739)
Other revenues	10,027	8,509	49,771	22,886
Total revenues	59,474	37,838	190,089	92,893
Benefits and expenses:
Claims and other policy benefits	108	24	(38)	452
Interest credited	5,421	3,015	16,383	7,942
Policy acquisition costs and other insurance income	(29,533)	(30,531)	(87,568)	(91,539)
Other operating expenses	71,496	64,896	218,624	194,126
Interest expense	45,927	33,290	129,383	107,769
Collateral finance and securitization expense	7,102	7,467	22,670	22,509
Total benefits and expenses	100,521	78,161	299,454	241,259
Income (loss) before income taxes	$(41,047)	$(40,323)	$(109,365)	$(148,366)
Loss before income taxes increased by $0.7 million and decreased by $39.0 million for the three and nine months ended September 30, 2019, as compared to the same periods in 2018. The increase in loss before income taxes for the third quarter was primarily due to increased interest expense and other operating expenses, offset by lower investment losses. The decrease in loss before income taxes for the first nine months was primarily due to decreased net investment related losses and higher investment income partially offset by increased other operating expenses and interest expense.
Net investment income decreased by $1.9 million, or 3.6%, and increased by $23.3 million, or 18.7%, for the three and nine months ended September 30, 2019, as compared to the same periods in 2018. The decrease in the third quarter was largely attributable to lower yield on unallocated invested assets. The increase in the first nine months was largely attributable to increases in unallocated invested assets and a higher average investment yield.
Net investment related losses decreased by $22.0 million and $47.1 million for the three and nine months ended September 30, 2019, as compared to the same periods in 2018. The decrease in the third quarter losses was primarily due to an increase in net gains on the sale of fixed maturity securities of $20.2 million and an increase in the fair value of equity securities of $0.4 million, as well as a decrease of $4.9 million in investment impairments. The increase in the first nine months of 2019 was primarily due to an increase in net gains on the sale of fixed maturity securities of $47.4 million and an increase in the fair value of equity securities of $17.1 million, which were offset by a $1.5 million increase in other-than-temporary impairments on fixed maturity securities and other investments.
Other revenues increased by $1.5 million and $26.9 million for the three and nine months ended September 30, 2019, as compared to the same periods in 2018. The increase in the third quarter was mainly related to the Company’s RGAx operations, which contributed $5.1 million to the variance in other revenues, and was partially offset by losses primarily in foreign currency exchange of $2.3 million. The increase in the first nine months of 2019 was mainly due to a recapture of a collateral finance transaction, which resulted in a $12.9 million gain. In addition, the Company’s RGAx operations contributed $38.0 million to other revenues in the first nine months of 2019 compared to $22.0 million in the same period in 2018.
Policy acquisition costs and other insurance income decreased by $1.0 million, or 3.3%, and $4.0 million, or 4.3%, for the three and nine months ended September 30, 2019, as compared to the same periods in 2018. Fluctuations period over period were attributable to the offset to capital charges allocated to the operating segments.
Other operating expenses increased by $6.6 million, or 10.2%, and $24.5 million, or 12.6%, for the three and nine months ended September 30, 2019, as compared to the same periods in 2018. The increases in other operating expenses were primarily due to growth in strategic initiatives, such as RGAx, and increased incentive-based compensation.
Interest expense increased by $12.6 million, or 38.0%, and $21.6 million, or 20.1%, for the three and nine months ended September 30, 2019, as compared to the same periods in 2018. The increases in interest expense resulted primarily from the issuance of $600.0 million in long-term debt in May 2019 and the variability in tax-related interest expense.

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
Current Market Environment
The current low interest rate environment in select markets, primarily the U.S., Canada and Europe, continues to put downward pressure on the Company’s investment yield. However, the Company’s average investment yield, excluding spread business, for the nine months ended September 30, 2019 was 4.57%, 12 basis points above the same period in 2018 due to higher income from limited partnerships. The Company’s insurance liabilities, in particular its annuity products, are sensitive to changing market factors. Gross unrealized gains on fixed maturity securities available-for-sale increased from $1,858.7 million at December 31, 2018 to $4,723.1 million at September 30, 2019. Similarly, gross unrealized losses decreased from $748.5 million at December 31, 2018 to $102.2 million at September 30, 2019.
The Company continues to be in a position to hold any investment security showing an unrealized loss until recovery, provided it remains comfortable with the credit of the issuer. As indicated above, gross unrealized gains on fixed maturity securities of $4,723.1 million remain well in excess of gross unrealized losses of $102.2 million as of September 30, 2019. The Company does not rely on short-term funding or commercial paper and to date it has experienced no liquidity pressure, nor does it anticipate such pressure in the foreseeable future.
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

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Interest expense	$54,036	$40,924	$154,034	$133,618
Capital contributions to subsidiaries	12,000	17,850	50,768	40,850
Dividends to shareholders	43,886	38,071	119,233	102,441
Interest and dividend income	35,758	132,035	101,676	396,055
Issuance of unaffiliated debt	—	—	598,524	—

	September 30, 2019	December 31, 2018
Cash and invested assets	$814,504	$658,850
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
Details underlying dividend and share repurchase program activity were as follows (in thousands, except share data):

	Nine months ended September 30,
	2019	2018
Dividends to shareholders	$119,233	$102,441
Repurchases of treasury stock	79,804	258,524
Total amount paid to shareholders	$199,037	$360,965

Number of shares repurchased	546,614	1,750,295
Average price per share	$146.00	$147.70
In October 2019, RGA’s board of directors declared a quarterly dividend of $0.70 per share. All future payments of dividends are at the discretion of RGA’s board of directors and will depend on the Company’s earnings, capital requirements, insurance regulatory conditions, operating conditions, and other such factors as the board of directors may deem relevant. The amount of dividends that RGA can pay will depend in part on the operations of its reinsurance subsidiaries. See Note 3 - “Equity” in the Notes to Condensed Consolidated Financial Statements for information on the Company’s share repurchase program.
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
As of September 30, 2019 and December 31, 2018, the Company had $3.4 billion and $2.8 billion, respectively, in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. As of September 30, 2019 and December 31, 2018, the average net interest rate on long-term debt outstanding was 5.01% and 5.24%, respectively. The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, available liquidity at the holding company, and the Company’s ability to raise additional funds.
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
The Company may borrow up to $850.0 million in cash and obtain letters of credit in multiple currencies on its revolving credit facility that matures in August 2023. As of September 30, 2019, the Company had no cash borrowings outstanding and $19.5 million in issued, but undrawn, letters of credit under this facility.
Based on the historic cash flows and the current financial results of the Company, management believes RGA’s cash flows will be sufficient to enable RGA to meet its obligations for at least the next 12 months.
Credit and Committed Facilities
At September 30, 2019, the Company maintained an $850.0 million syndicated revolving credit facility and certain committed letter of credit facilities aggregating to $1,070.6 million. See Note 13 - “Debt” in the Notes to Consolidated Financial Statements in the 2018 Annual Report for further information about these facilities.
The Company has obtained bank letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions similar to those described in the “Debt” discussion above. At September 30, 2019, there were approximately $84.8 million of outstanding bank letters of credit in favor of third parties. Additionally, in accordance with applicable regulations, the Company utilizes letters of credit to secure statutory reserve credits when it retrocedes business to its affiliated subsidiaries. The Company cedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions, such as the U.S. and the UK. The Company believes the capital required to support the business in the affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of September 30, 2019, $1.1 billion in letters of credit from various banks were outstanding, but undrawn, backing reinsurance between the various subsidiaries of the Company.
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
Additional sources of liquidity to meet unexpected cash outflows in excess of operating cash inflows and current cash and equivalents on hand include selling short-term investments or fixed maturity securities and drawing funds under a revolving credit facility, under which the Company had availability of $830.5 million as of September 30, 2019. The Company also has $901.1 million of funds available through collateralized borrowings from the FHLB as of September 30, 2019. As of September 30, 2019, the Company could have borrowed these additional amounts without violating any of its existing debt covenants.
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

	For the nine months ended September 30,
	2019	2018
	(Dollars in thousands)
Sources:
Net cash provided by operating activities	$1,763,250	$1,100,163
Net cash provided by investing activities	—	31,012
Proceeds from long-term debt issuance	598,524	—
Exercise of stock options, net	4,259	2,336
Change in cash collateral for derivative positions and other arrangements	—	—
Effect of exchange rate changes on cash	—	—
Total sources	2,366,033	1,133,511

Uses:
Net cash used in investing activities	980,206	—
Dividends to stockholders	119,233	102,441
Repayment of collateral finance and securitization notes	76,516	75,146
Debt issuance costs	4,750	—
Principal payments of long-term debt	2,091	2,007
Purchases of treasury stock	98,231	273,873
Change in cash collateral for derivatives and other arrangements	67,069	21,288
Cash used for changes in universal life and other
investment type policies and contracts	254,486	199,778
Effect of exchange rate changes on cash	17,588	32,013
Total uses	1,620,170	706,546
Net change in cash and cash equivalents	$745,863	$426,965
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
Contractual Obligations
The Company’s obligation for long-term debt, including interest, increased by $725.1 million since December 31, 2018 primarily related to the May 2019 issuance of senior notes as previously discussed. The Company’s obligation for interest sensitive contracts increased by $7.5 billion since December 31, 2018 as a result of several large asset-intensive transactions closed during 2019. There were no other material changes in the Company’s contractual obligations from those reported in the 2018 Annual Report.
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
The Company’s liquidity position (cash and cash equivalents and short-term investments) was $2,743.1 million and $2,032.3 million at September 30, 2019 and December 31, 2018, respectively. Liquidity needs are determined from valuation analyses conducted by operational units and are driven by product portfolios. Periodic evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.
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
The Company is a member of the FHLB and holds $82.4 million of FHLB common stock, which is included in other invested assets on the Company’s condensed consolidated balance sheets.
The Company has entered into funding agreements with the FHLB under guaranteed investment contracts whereby the Company has issued the funding agreements in exchange for cash and for which the FHLB has been granted a blanket lien on the Company’s commercial and residential mortgage-backed securities and commercial mortgage loans used to collateralize the Company’s obligations under the funding agreements. The Company maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreements represented by this blanket lien provide that upon any event of default by the Company, the FHLB’s recovery is limited to the amount of the Company’s liability under the outstanding funding agreements. The amount of the Company’s liability for the funding agreements with the FHLB under guaranteed investment contracts was $1.7 billion at September 30, 2019 and December 31, 2018, respectively, which is included in interest sensitive contract liabilities on the Company’s condensed consolidated balance sheets. The advances on these agreements are collateralized primarily by commercial and residential mortgage-backed securities, commercial mortgage loans, and U.S. Treasury and government agency securities. The amount of collateral exceeds the liability and is dependent on the type of assets collateralizing the guaranteed investment contracts.
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

Portfolio Composition
The Company had total cash and invested assets of $67.1 billion and $56.1 billion at September 30, 2019 and December 31, 2018, respectively, as illustrated below (dollars in thousands):

	September 30, 2019	% of Total	December 31, 2018	% of Total
Fixed maturity securities, available-for-sale	$49,481,267	73.7%	$39,992,346	71.3%
Equity securities	134,453	0.2	82,197	0.1
Mortgage loans on real estate	5,647,265	8.4	4,966,298	8.8
Policy loans	1,289,868	1.9	1,344,980	2.4
Funds withheld at interest	5,614,363	8.4	5,761,471	10.3
Short-term investments	107,503	0.2	142,598	0.3
Other invested assets	2,215,275	3.3	1,915,297	3.4
Cash and cash equivalents	2,635,596	3.9	1,889,733	3.4
Total cash and invested assets	$67,125,590	100.0%	$56,094,920	100.0%

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

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Increase/ (Decrease)	2019	2018	Increase/ (Decrease)
Average invested assets at amortized cost	$29,043,254	$27,029,073	7.5%	$28,221,792	$26,689,086	5.7%
Net investment income	344,363	303,860	13.3%	961,397	886,165	8.5%
Investment yield (ratio of net investment income to average invested assets)	4.83%	4.57%	26 bps	4.57%	4.45%	12 bps
Investment yield increased for the three months ended September 30, 2019 in comparison to the same period in the prior year primarily due to increased income from joint ventures and limited partnerships. Investment yield increased for the nine months ended September 30, 2019 in comparison to the same period in the prior year primarily due to increased income from limited partnerships. Joint ventures and limited partnerships, are included in other invested assets on the condensed consolidated balance sheets.
Fixed Maturity Securities Available-for-Sale
See “Fixed Maturity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables that provide the amortized cost, unrealized gains and losses, estimated fair value of these securities, and the other-than-temporary impairments in AOCI by sector as of September 30, 2019 and December 31, 2018.
The Company holds various types of fixed maturity securities available-for-sale and classifies them as corporate securities (“Corporate”), Canadian and Canadian provincial government securities (“Canadian government”), residential mortgage-backed securities (“RMBS”), asset-backed securities (“ABS”), commercial mortgage-backed securities (“CMBS”), U.S. government and agencies (“U.S. government”), state and political subdivisions, and other foreign government, supranational and foreign government-sponsored enterprises (“Other foreign government”). As of both September 30, 2019 and December 31, 2018, approximately 95.6% of the Company’s consolidated investment portfolio of fixed maturity securities were investment grade.
Important factors in the selection of investments include diversification, quality, yield, call protection and total rate of return potential. The relative importance of these factors is determined by market conditions and the underlying reinsurance liability and existing portfolio characteristics. The Company owns floating rate securities that represent approximately 5.9% and 6.2% of the total fixed maturity securities at September 30, 2019 and December 31, 2018, respectively. These investments have a higher degree of income variability than the other fixed income holdings in the portfolio due to fluctuations in interest payments. The Company holds floating rate investments to match specific floating rate liabilities primarily reflected in the condensed consolidated balance sheets as collateral finance notes, as well as to enhance asset management strategies.

The largest asset class in which fixed maturity securities were invested was corporate securities, which represented approximately 61.3% and 59.9% of total fixed maturity securities as of September 30, 2019 and December 31, 2018, respectively. See “Corporate Fixed Maturity Securities” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables showing the major industry types, which comprise the corporate fixed maturity holdings at September 30, 2019 and December 31, 2018.
As of September 30, 2019, the Company’s investments in Canadian government securities represented 9.4% of the fair value of total fixed maturity securities compared to 9.7% of the fair value of total fixed maturities at December 31, 2018. These assets are primarily high quality, long duration provincial strips, the valuation of which is closely linked to the interest rate curve. These assets are longer in duration and held primarily for asset/liability management to meet Canadian regulatory requirements. See “Fixed Maturity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables showing the various sectors as of September 30, 2019 and December 31, 2018.
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
The quality of the Company’s available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity security portfolio, at September 30, 2019 and December 31, 2018 was as follows (dollars in thousands):

		September 30, 2019			December 31, 2018
NAIC Designation	Rating Agency Designation	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
1	AAA/AA/A	$28,621,572	$32,128,170	64.9%	$24,904,526	$26,180,440	65.5%
2	BBB	14,129,529	15,213,511	30.7	12,141,601	12,023,426	30.1
3	BB	1,585,829	1,610,553	3.3	1,409,235	1,371,328	3.4
4	B	443,401	444,260	0.9	395,694	385,670	1.0
5	CCC and lower	29,558	29,186	0.1	13,183	12,860	—
6	In or near default	50,552	55,587	0.1	17,929	18,622	—
	Total	$44,860,441	$49,481,267	100.0%	$38,882,168	$39,992,346	100.0%

The Company’s fixed maturity portfolio includes structured securities. The following table shows the types of structured securities the Company held at September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019		December 31, 2018
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
RMBS:
Agency	$786,882	$834,399	$811,044	$814,568
Non-agency	1,573,809	1,605,443	1,061,192	1,054,653
Total RMBS	2,360,691	2,439,842	1,872,236	1,869,221
CMBS	1,698,334	1,782,218	1,428,115	1,419,034
ABS	2,809,008	2,822,635	2,171,254	2,149,204
Total	$6,868,033	$7,044,695	$5,471,605	$5,437,459
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
The Company monitors its fixed maturity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, the length of time and the extent to which the market value has been below amortized cost, compliance with covenants, general market and industry sector conditions, current intent and ability to hold securities, and various other subjective factors. Based on management’s judgment, securities determined to have an other-than-temporary impairment in value are written down to fair value. See “Investments – Other-than-Temporary Impairment” in Note 2 – “Significant Accounting Policies and Pronouncements” in the Notes to Consolidated Financial Statements in the 2018 Annual Report for additional information. The table below summarizes other-than-temporary impairments and changes in the mortgage loan provision for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Impairment losses on fixed maturity securities	$8,539	$10,705	$17,992	$14,055
Other impairment losses	3,942	5,910	11,013	7,249
Change in mortgage loan provision	88	656	485	986
Total	$12,569	$17,271	$29,490	$22,290
The fixed maturity impairments for the three months ended September 30, 2019 and 2018, primarily related to high-yield securities. The fixed maturity impairments for the nine months ended September 30, 2019 were primarily related to a U.S. utility company and high-yield securities. The fixed maturity impairments for the nine months ended September 30, 2018 were primarily related to high-yield securities. In addition, other impairment losses for the three months ended September 30, 2019 were primarily due to impairments on limited partnerships. Other impairment losses for the three months ended September 30, 2018 were primarily due to impairments on real estate joint ventures and limited partnerships. Other impairment losses for the nine months ended September 30, 2019 and 2018 were primarily due to impairments on real estate joint ventures and limited partnerships.
At September 30, 2019 and December 31, 2018, the Company had $102.2 million and $748.5 million, respectively, of gross unrealized losses related to its fixed maturity securities. The distribution of the gross unrealized losses related to these securities is shown below.

	September 30, 2019	December 31, 2018
Sector:
Corporate	76.3%	74.2%
Canadian government	0.2	0.3
RMBS	2.2	3.4
ABS	13.7	4.4
CMBS	0.5	2.4
U.S. government	0.2	7.7
State and political subdivisions	1.6	1.2
Other foreign government	5.3	6.4
Total	100.0%	100.0%
Industry:
Finance	18.0%	27.5%
Asset-backed	13.7	4.4
Industrial	51.0	38.2
Mortgage-backed	2.7	5.8
Government	7.3	15.6
Utility	7.3	8.5
Total	100.0%	100.0%

See “Unrealized Losses for Fixed Maturity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the total gross unrealized losses for these securities at September 30, 2019 and December 31, 2018, where the estimated fair value had declined and remained below amortized cost by less than 20% or more than 20%.
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
See “Unrealized Losses for Fixed Maturity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables that present the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for these securities that have estimated fair values below amortized cost, by class and grade security, as well as the length of time the related market value has remained below amortized cost as of September 30, 2019 and December 31, 2018.
As of September 30, 2019 and December 31, 2018, the Company classified approximately 5.4% and 5.0%, respectively, of its fixed maturity securities in the Level 3 category (refer to Note 6 – “Fair Value of Assets and Liabilities” in the Notes to Condensed Consolidated Financial Statements for additional information). These securities primarily consist of private placement corporate securities, bank loans, and Canadian provincial strips with inactive trading markets.
See “Securities Borrowing, Lending and Other” in Note 4 - “Investments” in the Notes to Condensed Consolidated Financial Statements for information related to the Company’s securities borrowing, lending, repurchase and repurchase/reverse repurchase programs.
Mortgage Loans on Real Estate
Mortgage loans represented approximately 8.4% and 8.8% of the Company’s cash and invested assets as of September 30, 2019 and December 31, 2018, respectively. The Company’s mortgage loan portfolio consists of U.S., Canada and United Kingdom based investments primarily in commercial offices, light industrial properties and retail locations. The mortgage loan portfolio is diversified by geographic region and property type. The mortgage loan portfolio was diversified by geographic region and property type discussed further under “Mortgage Loans on Real Estate” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements.
As of September 30, 2019 and December 31, 2018, the Company’s mortgage loans, gross of unamortized deferred loan origination fees and expenses and valuation allowances, were distributed geographically as follows (dollars in thousands):

	September 30, 2019		December 31, 2018
	Recorded Investment	% of Total	Recorded Investment	% of Total
U.S. Region:
Pacific	$1,498,874	26.5%	$1,396,346	28.0%
South Atlantic	1,017,068	17.9	964,174	19.3
Mountain	820,734	14.5	693,281	13.9
East North Central	727,264	12.8	605,608	12.2
West North Central	278,086	4.9	288,949	5.8
West South Central	757,446	13.4	567,541	11.4
Middle Atlantic	249,709	4.4	202,235	4.1
East South Central	126,203	2.2	117,588	2.4
New England	—	—	5,609	0.1
Subtotal - U.S.	5,475,384	96.6	4,841,331	97.2
Canada	166,298	2.9	135,394	2.7
United Kingdom	25,672	0.5	6,629	0.1
Total	$5,667,354	100.0%	$4,983,354	100.0%

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
Policy Loans
Policy loans comprised approximately 1.9% and 2.4% of the Company’s cash and invested assets as of September 30, 2019 and December 31, 2018, respectively, the majority of which are associated with one client. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. The Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.
Funds Withheld at Interest
Funds withheld at interest comprised approximately 8.4% and 10.3% of the Company’s cash and invested assets as of September 30, 2019 and December 31, 2018, respectively. For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company, and are reflected as funds withheld at interest on the Company’s condensed consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances against amounts owed by the ceding company. Interest accrues to the total funds withheld at interest assets at rates defined by the treaty terms. The Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had an average financial strength rating of “A” at September 30, 2019 and December 31, 2018. Certain ceding companies maintain segregated portfolios for the benefit of the Company.
Other Invested Assets
Other invested assets include limited partnership interests, joint ventures (other than operating joint ventures), lifetime mortgages, derivative contracts, FVO contractholder-directed unit-linked investments and FHLB common stock. Other invested assets represented approximately 3.3% and 3.4% of the Company’s cash and invested assets as of September 30, 2019 and December 31, 2018, respectively. See “Other Invested Assets” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the carrying value of the Company’s other invested assets by type as of September 30, 2019 and December 31, 2018.
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
The Company holds beneficial interests in lifetime mortgages in the United Kingdom. Lifetime mortgages represent loans provided to individuals 55 years of age and older secured by the borrower’s residence. Lifetime mortgages are comparable to a home equity loan by allowing the borrower to utilize the equity in their home as collateral. The amount of the loan is dependent on the appraised value of the home at the time of origination, the borrower's age and interest rate. Unlike a home equity loan, no payment of principal or interest is required until the death of the borrower or sale of the home. Lifetime mortgages may be fully funded at origination, or the borrower can request periodic funding similar to a line of credit. Lifetime mortgages are subject to risks, including market, credit, interest rate, liquidity, operational, reputational and legal risks.
Other invested assets include $670.0 million and $475.9 million of lifetime mortgages as of September 30, 2019 and December 31, 2018, respectively. Lifetime mortgage investment income was $8.8 million and $5.4 million for the three months ended September 30, 2019 and 2018, respectively, and $24.5 million and $12.6 million for the nine months ended September 30, 2019 and 2018, respectively.
See Note 5 - “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the notional amounts and fair value of investment related derivative instruments held at September 30, 2019 and December 31, 2018.

The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value at the reporting date plus or minus any collateral posted or held by the Company. The Company had no credit exposure related to its derivative contracts, excluding futures and mortality swaps, at September 30, 2019 and December 31, 2018, as the net amount of collateral pledged to the Company from counterparties exceeded the fair value of the derivative contracts.
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

New Accounting Standards
See Note 14 — “New Accounting Standards” in the Notes to Condensed Consolidated Financial Statements.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, the Company products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and the Company’s strategies for managing this risk, vary by product.  As of September 30, 2019, there have been no material changes in the Company’s economic exposure to market risk or the Company’s Enterprise Risk Management function from December 31, 2018, a description of which may be found in its Annual Report on Form 10-K, for the year ended December 31, 2018, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission.
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
There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table summarizes RGA’s repurchase activity of its common stock during the quarter ended September 30, 2019:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program
July 1, 2019 - July 31, 2019	1,154	$158.86	—	$350,000,071
August 1, 2019 - August 31, 2019	202,721	$147.27	202,377	$320,195,966
September 1, 2019 - September 30, 2019	2,788	$160.71	—	$320,195,966

(1)
RGA had no repurchases of common stock under its share repurchase program for July and September 2019 and repurchased 202,377 of common stock under its share repurchase program for $29.8 million during August 2019. The Company net settled - issuing 3,187, 1,154 and 7,220 shares from treasury and repurchased from recipients 1,154, 344 and 2,788 shares in July, August and September 2019, respectively, in settlement of income tax withholding requirements incurred by the recipients of equity incentive awards.

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

3.2	Amended and Restated Bylaws, effective as of May 23, 2018, incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on May 24, 2018.

10.1	Letter Agreement, dated as of July 25, 2019, by and between the Company and Anna Manning.*

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).

* Represents a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Reinsurance Group of America, Incorporated
Date: November 1, 2019	By:	/s/ Anna Manning
Anna Manning
President & Chief Executive Officer
(Principal Executive Officer)
Date: November 1, 2019	By:	/s/ Todd C. Larson
Todd C. Larson
Senior Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)