Form 10-K
period 2019-12-31
REINSURANCE GROUP OF AMERICA INC
filed 2020-02-27
CIK 898174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
☒Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2019
☐Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Large accelerated filer ☒       Accelerated filer ☐        Non-accelerated filer  ☐        Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company.  Yes ☐  No ☒
The aggregate market value of the stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2019, as reported on the New York Stock Exchange was approximately $9.8 billion.
As of January 31, 2020, 62,583,958 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders (the “Proxy Statement”) to be held in May 2020, to be filed by the Registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2019.

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
The Company has geographic-based and business-based operational segments: U.S. and Latin America; Canada; Europe, Middle East and Africa; Asia Pacific; and Corporate and Other. Geographic-based operations are further segmented into traditional and financial solutions businesses. The Company’s segments primarily write traditional reinsurance and financial solutions business that is wholly or partially retained in one or more of RGA’s reinsurance subsidiaries. See “Segments” for more information concerning the Company’s operating segments.
Traditional Reinsurance
Traditional reinsurance includes individual and group life and health, disability, long-term care and critical illness reinsurance. Life reinsurance primarily refers to reinsurance of individual or group-issued term, whole life, universal life, and joint and last survivor insurance policies. Health and disability reinsurance primarily refers to reinsurance of individual or group health policies. Long-term care reinsurance provides benefits in the event a person is no longer able to perform some specified activities of daily living. Critical illness reinsurance provides a benefit in the event of the diagnosis of a pre-defined critical illness.
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
Many reinsurance agreements include recapture rights that permit the ceding company to reassume all or a portion of the risk formerly ceded to the reinsurer after an agreed-upon period of time or in some cases due to deterioration in the financial condition or ratings of the reinsurer. Recapture of business previously ceded does not affect premiums ceded prior to the recapture of such business, but would reduce premiums in subsequent periods. The potential adverse effects of recapture rights are mitigated by the following factors: (i) recapture rights vary by treaty and the risk of recapture is a factor that is considered when pricing a reinsurance agreement; (ii) ceding companies generally may exercise their recapture rights only to the extent they have increased their retention limits for the reinsured policies; (iii) ceding companies generally must recapture all of the policies eligible for recapture under the agreement in a particular year if any are recaptured, which prevents a ceding company from recapturing only the most profitable policies; and (iv) the ceding company is sometimes required to pay a fee to the reinsurer upon recapture. In addition, when a ceding company recaptures reinsured policies, the reinsurer generally releases the reserves it maintained to support the recaptured portion of the policies.
Financial Solutions
Financial solutions include longevity reinsurance, asset-intensive reinsurance, capital solutions and stable value products.
Asset-Intensive Reinsurance
Asset-intensive reinsurance refers to transactions with a significant investment component, which qualify as reinsurance under U. S. generally accepted accounting principles (“GAAP”). Asset-intensive reinsurance allows the Company’s clients to manage their investment risk and available capital to pursue new growth opportunities.

An ongoing partnership with clients is important with asset-intensive reinsurance because of the active management involved in this type of reinsurance. This active management includes investment decisions, investment and claims management, and the determination of non-guaranteed elements. Some examples of asset-intensive reinsurance are: fixed deferred annuities, immediate/payout annuities, indexed annuities, unit-linked variable annuities, universal life, corporate-owned life insurance and bank-owned life insurance, unit-linked variable life, immediate/payout annuities, whole life, disabled life reserves, and extended term insurance.
Longevity Reinsurance
RGA’s longevity reinsurance products are reinsurance contracts from which the Company earns premium for assuming the longevity risk of pension plans and other annuity products that have been insured by third parties. In many countries, companies are increasingly interested in reducing their exposure to longevity risk related to employee retirement benefits and individual annuities. This concern comes from both the absolute size of the risk and also through the volatility that changes in life expectancy can have on their reported earnings. In addition, insurance companies that offer lifetime annuities are seeking ways to manage their current exposure, while also recognizing the potential to take on more risk from employers and individuals.
The Company has entered into transactions on existing longevity business for clients in the U.S., Europe and Canada. These have been arrangements with traditional insurance companies, as well as customized arrangements for banks dealing with pension schemes.
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
Capital Solutions
Capital solutions includes financial reinsurance and fee-based transactions which assist ceding companies in meeting applicable regulatory requirements by enhancing the ceding companies’ financial strength and regulatory surplus position. Financial reinsurance and fee-based transactions do not qualify as reinsurance under GAAP, due to the remote-risk nature of the transactions, and are reported in accordance with deposit accounting guidelines or other applicable accounting guidelines.

B.	Corporate Structure
As a holding company, RGA is separate and distinct from its subsidiaries and has no significant business operations of its own. Therefore, it relies on capital raising efforts, interest income on undeployed corporate investments and dividends from its insurance companies and other subsidiaries as the principal source of cash flow to meet its obligations, pay dividends and repurchase common stock. Information regarding the cash flow and liquidity needs of RGA may be found in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

Regulation
The following table provides the jurisdiction of the regulatory authority for RGA’s primary operating and captive subsidiaries:

Subsidiary	Regulatory Authority Jurisdiction
RGA Reinsurance Company (“RGA Reinsurance”)	Missouri
Parkway Reinsurance Company (“Parkway Re”)	Missouri
Rockwood Reinsurance Company (“Rockwood Re”)	Missouri
Castlewood Reinsurance Company (“Castlewood Re”)	Missouri
Chesterfield Reinsurance Company (“Chesterfield Re”)	Missouri
Reinsurance Company of Missouri, Incorporated (“RCM”)	Missouri
Timberlake Reinsurance Company II (“Timberlake Re”)	South Carolina
RGA Life Reinsurance Company of Canada (“RGA Canada”)	Canada
RGA Reinsurance Company (Barbados) Ltd. (“RGA Barbados”)	Barbados
RGA Americas Reinsurance Company, Ltd. (“RGA Americas”)	Bermuda
Manor Reinsurance, Ltd. (“Manor Re”)	Barbados
RGA Atlantic Reinsurance Company Ltd. (“RGA Atlantic”)	Barbados
RGA Worldwide Reinsurance Company, Ltd. (“RGA Worldwide”)	Barbados
RGA Global Reinsurance Company, Ltd. (“RGA Global”)	Bermuda
RGA Reinsurance Company of Australia Limited (“RGA Australia”)	Australia
RGA International Reinsurance Company dac (“RGA International”)	Ireland
RGA Reinsurance Company of South Africa, Limited (“RGA South Africa”)	South Africa
Aurora National Life Assurance Company (“Aurora National”)	California
Greenhouse Life Insurance Company (“Greenhouse”)	Arizona
Omnilife Insurance Company, Limited	United Kingdom
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
U.S. Regulation
Insurance Regulation
The insurance laws and regulations, as well as the level of supervisory authority that may be exercised by the various state insurance departments, vary by jurisdiction. These laws and regulations generally grant broad powers to supervisory agencies or regulators to examine and supervise insurance companies and insurance holding companies with respect to every significant aspect of the conduct of the insurance business. This includes the power to pre-approve the execution or modification of contractual arrangements. These laws and regulations generally require insurance companies to meet certain solvency standards and asset tests, to maintain minimum standards of financial strength and to file certain reports with regulatory authorities (including information concerning their capital structure, ownership and financial condition). These laws and regulations subject insurers to potential assessments for amounts paid by guarantee funds. RGA Reinsurance, Chesterfield Re and RCM are subject to the state of Missouri’s adoption of the National Association of Insurance Commissioners (“NAIC”) Model Audit Rule, which requires an insurer to have an annual audit by an independent certified public accountant, provide an annual management report of internal control over financial reporting, file the resulting reports with the Director of Insurance and maintain an audit committee. Aurora National and Greenhouse are subject to similar regulation by the States of California and Arizona respectively.
The Insurance Holding Company System Regulatory Acts in the U.S. permits the Missouri regulator to request and consider similar information, in its regulation of the solvency of and capital standards for RGA Reinsurance, Chesterfield Re and RCM. In addition, California and Arizona regulators are permitted to request and consider, in their regulation of the solvency of and capital standards for Aurora National and Greenhouse respectively. Information about the operations of other subsidiaries of RGA and the extent to which contagion risk posed by those operations may also exist.
In addition, RGA is subject to a supervisory college, conducted by its group supervisor the Missouri Department of Commerce and Insurance (“MDCI”). The supervisory college is comprised of insurance regulators of the major jurisdictions in which RGA has established insurance branches and subsidiaries. Since the inception of the supervisory college in October 2012, the MDCI has conducted regular in-person supervisory college meetings in addition to numerous regulator-only conference calls. These meetings bring about requests for information from RGA’s regulators as they monitor RGA’s solvency, governance and overall management. While the supervisory college has the ability to impose limitations on the activities of the insurance subsidiaries of RGA, particularly since RGA has met the requirements to become an internationally active insurance group, no such limitations have been imposed to date. The existence of the supervisory college does generally help RGA’s regulators understand its business to a greater degree and does encourage a more global view by RGA of its own regulation.
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
Although some of the rates and policy terms of U.S. direct insurance agreements are regulated by state insurance departments, the rates, policy terms, and conditions of reinsurance agreements generally are not subject to regulation by any regulatory authority. The same is true outside of the U.S. In the U.S., however, the NAIC Model Law on Credit for Reinsurance, which has been adopted in most states, imposes certain requirements for an insurer to take reserve credit for risk ceded to a reinsurer. Generally, the reinsurer is required to be licensed or accredited in the insurer’s state of domicile, or post security for reserves transferred to the reinsurer in the form of letters of credit or assets placed in trust. A forthcoming alternative will allow a U.S.- domiciled insurer to obtain credit for the reserves it cedes to what will be termed a “reciprocal reinsurer”. A reciprocal reinsurer is a reinsurer that is domiciled in a jurisdiction that observes the standards established in the U.S.-EU-Covered Agreement or a similar bi-lateral trade agreement dealing with reinsurance. Insurers ceding business to reciprocal reinsurers will be permitted to take reserve credit without the reinsurer having to establish security. The NAIC Life and Health Reinsurance Agreements Model Regulation, which has been adopted in most states, imposes additional requirements for insurers to claim reserve credit for reinsurance ceded (excluding yearly renewable term reinsurance and non-proportional reinsurance). These requirements include bona fide risk transfer, an insolvency clause, written agreements, and filing of reinsurance agreements involving in force business, among other things. Outside of the U.S., rules for reinsurance and requirements for minimum risk transfer are less specific and are less likely to be published as rules, but nevertheless standards can be imposed to varying extents.
U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX), implemented in the U.S. for various types of life insurance business, significantly increased the level of reserves that U.S. life insurance and life reinsurance companies must hold on their statutory financial statements for various types of life insurance business, primarily certain level premium term life products. The reserve levels required under Regulation XXX are normally in excess of reserves required under GAAP. In situations where primary insurers have reinsured business to reinsurers that are unlicensed and unaccredited in the U.S., the reinsurer must provide collateral equal to its reinsurance reserves in order for the ceding company to receive statutory financial statement credit. Reinsurers have historically utilized letters of credit for the benefit of the ceding company, or have placed assets in trust for the benefit of the ceding company, or have used other structures as the primary forms of collateral. An exception to this requirement will soon exist for reinsurance ceded to reciprocal reinsurers.
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
RGA Reinsurance, Chesterfield Re, Parkway Re, Rockwood Re, Castlewood Re and RCM prepare statutory financial statements in conformity with accounting practices prescribed or permitted by the State of Missouri. Timberlake Re prepares statutory financial statements in conformity with accounting practices prescribed or permitted by the State of South Carolina. Aurora National prepares its statutory financial statements in conformity with accounting practices prescribed or permitted by the State of California and Greenhouse prepares its statutory financial statements in conformity with accounting practices of the State of Arizona. Each of these states require domestic insurance companies to prepare their statutory financial statements in accordance with the NAIC Accounting Practices and Procedures manual subject to any deviations permitted by each state’s insurance commissioner. The Company’s non-U.S. subsidiaries are subject to the regulations and reporting requirements of their respective countries of domicile.
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
In the U.S., the introduction of the certified reinsurer has provided an alternative way to manage regulatory reserves and collateral requirements. In 2014, RGA Americas was designated as a certified reinsurer by the MDCI. This designation allows the Company to retrocede business to RGA Americas in lieu of using captives for collateral requirements. Beginning in 2017, the NAIC approved principles-based reserving for U.S. insurers, however implementation required approval by the states. To achieve this, the NAIC amended the standard valuation law to adopt life principles-based reserving that was effective January 1, 2017, allowing a three-year adoption period. The Company has begun its implementation of principles based reserving, however as some aspects of the new regulation remain unresolved, the full impact of the new requirements is yet unknown. The Company has chosen not to establish captives subject to the new regulations as it evaluates the impact of the regulations on new captives, and how these new captives fit into the Company’s overall risk management and financing programs.
Reinsurers may place assets in trust to satisfy collateral requirements for certain treaties. In addition, the Company holds securities in trust to satisfy collateral requirements under certain third-party reinsurance treaties. Under certain conditions in some treaties, the Company may be obligated to move reinsurance from one subsidiary of RGA to another subsidiary, post additional collateral for the ceding insurer or allow the ceding insurer to cancel the reinsurance. These conditions include change in control, level of capital or ratings of the subsidiary, insolvency, nonperformance under a treaty, or loss of the subsidiary’s reinsurance license. If the Company is ever required to perform under these obligations, the risk to the consolidated company under the reinsurance treaties would not change; however, additional capital may be required due to the change in jurisdiction of the subsidiary reinsuring the business and may create a strain on liquidity, possibly causing a reduction in dividend payments or hampering the Company’s ability to write new business or retain existing business. In the event that a treaty is terminated, the future profits related to the terminated treaty may be lost.
Capital Requirements
Risk-Based Capital (“RBC”) guidelines promulgated by the NAIC are applicable to RGA Reinsurance, RCM, Aurora National, Greenhouse and Chesterfield Re, and identify minimum capital requirements based upon business levels and asset mix. These subsidiaries maintain capital levels in excess of the amounts required by the applicable guidelines. Timberlake Re, Parkway Re, Rockwood Re and Castlewood Re’s capital requirements are determined solely by their licensing orders issued by their states of domicile. Pursuant to its licensing order issued by the South Carolina Department of Insurance, Timberlake Re only calculates RBC as a means of demonstrating its ability to pay principal and interest on its surplus note issued to Timberlake Financial, L.L.C. (“Timberlake Financial”). It is not otherwise subject to the RBC guidelines. Similarly, Parkway Re, Rockwood Re and Castlewood Re are not subject to the requirements of the NAIC’s RBC guidelines. A decline in the RBC of one or more of the Company’s U.S. insurers can cause the appearance of less capitalization in its U.S. insurers, individually, or when considered as a group.
The development of a group capital calculation by the NAIC will also have relevance to RGA Reinsurance, RCM, Aurora National, Greenhouse and Chesterfield Re along with captive reinsurers Timberlake Re, Parkway Re, Rockwood Re and Castlewood Re. While the NAIC is still working on its calculation and has not yet articulated the ways in which it intends U.S. states to use the calculation, the calculation is expected to be used to assess the adequacy of capital within an insurance group domiciled in the U.S., particularly where the group is designated an Internationally Active Insurance Group (“IAIG”) by the group supervisor. The Company cannot currently predict the effect that any proposed or future group capital standard will have on its financial condition or operations or the financial condition or operations of its subsidiaries.
Regulations in international jurisdictions also require certain minimum capital levels, and subject the companies operating in such jurisdictions, to oversight by the applicable regulatory bodies. RGA’s subsidiaries meet the minimum capital requirements in their respective jurisdictions. The International Association of Insurance Supervisors continues work on its insurance capital standard. While the insurance capital standard is a model for capital standards and not a standard that must be followed on its own in any jurisdiction, it is likely to influence capital requirements for insurers around the world and may lead to a need for additional capital in one or more of RGA’s subsidiaries. The Company cannot predict the effect that any proposed or future legislation or rulemaking in the countries in which it operates may have on the financial condition or operations of the Company or its subsidiaries.

Insurance Holding Company Regulations
RGA Reinsurance, Chesterfield Re, Parkway Re, Rockwood Re, Castlewood Re and RCM are subject to regulation under the insurance and insurance holding company statutes of Missouri. Aurora National is subject to regulation under the insurance and insurance holding company statutes of California. Greenhouse is subject to insurance holding company statutes of Arizona. These insurance holding company laws and regulations generally require insurance and reinsurance subsidiaries of insurance holding companies to register and file with the home state regulator certain reports describing, among other information, capital structure, ownership, financial condition, certain intercompany transactions, and general business operations. The insurance holding company statutes and regulations also require prior approval of, or in certain circumstances, prior notice to the home state regulator of, certain material intercompany transfers of assets, as well as certain transactions between insurance companies, their parent companies and affiliates.
Under current Missouri, California and Arizona insurance laws and regulations no person may acquire any voting security or security convertible into a voting security of an insurance holding company, such as RGA, if as a result of the acquisition such person would “control” the insurance holding company.  “Control” is presumed to exist under Missouri, California and Arizonia law if a person directly or indirectly owns or controls 10% or more of the voting securities of another person.  Changes in control of an insurer are not permitted under the laws of these states unless: (i) certain filings are made with the home state regulator, (ii) certain requirements are met, including a public hearing, and (iii) approval or exemption is granted by the home state regulator.  Additionally, revisions to the insurance holding company regulations of Missouri, California and Arizona require increased disclosure to regulators of matters within the RGA group of companies.
Restrictions on Dividends and Distributions
Current Missouri law, applicable to RCM and its subsidiaries, RGA Reinsurance and Chesterfield Re, permits the payment of dividends or distributions that together with dividends or distributions paid during the preceding twelve months do not exceed the greater of (i) 10% of statutory capital and surplus as of the preceding December 31, or (ii) statutory net gain from operations for the preceding calendar year. Any proposed dividend in excess of this amount is considered an “extraordinary dividend” and may not be paid until it has been approved, or a 30-day waiting period has passed during which it has not been disapproved, by the Director of the MDCI. Additionally, dividends may be paid only to the extent the insurer has unassigned surplus (as opposed to contributed surplus). The regulatory limitations and other restrictions described herein could limit the Company’s financial flexibility in the future should it choose to or need to use subsidiary dividends as a funding source for its obligations. See Note 11 - “Financial Condition and Net Income on a Statutory Basis - Significant Subsidiaries” in the Notes to Consolidated Financial Statements for additional information on the Company’s dividend restrictions.
The California Insurance Holding Company Act defines an extraordinary dividend consistent with the definition found in the Missouri Insurance Holding Company Act and imposes an identical restriction upon the ability of Aurora National to pay dividends to RGA Reinsurance. In contrast to both the Missouri and the California Insurance Holding Company Acts, the NAIC Model Insurance Holding Company System Regulatory Act and the Arizona Insurance Holding Company Act each define an extraordinary dividend as a dividend or distribution that together with dividends or distributions paid during the preceding twelve months exceeds the lesser of (i) 10% of statutory capital and surplus as of the preceding December 31, or (ii) statutory net gain from operations for the preceding calendar year. The Company is unable to predict whether, when, or if, Missouri will enact a new regulation for extraordinary dividends.
Missouri insurance laws and regulations also require that the statutory surplus of Chesterfield Re, RCM and RGA Reinsurance following any dividend or distribution be reasonable in relation to their outstanding liabilities and adequate to meet their financial needs. The Director of the MDCI may call for a rescission of the payment of a dividend or distribution by these entities that would cause their statutory surplus to be inadequate under the standards of the Missouri insurance regulations. California and Arizona insurance laws and regulations impose the same restrictions on Aurora National and Greenhouse, respectively, as to the dividends or distributions that are made.
Pursuant to the South Carolina Director of Insurance, Timberlake Re may declare dividends subject to a minimum Total Adjusted Capital threshold, as defined by the NAIC’s RBC regulation. As of December 31, 2019, Timberlake Re met the minimum required threshold. Any dividends paid by Timberlake Re would be paid to Timberlake Financial, which in turn is subject to contractual limitations on the amount of dividends it can pay to RCM.
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
Federal Regulation
Since the 2010 enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act, there has been renewed interest by the U.S. federal government in the manner in which insurance and reinsurance is regulated. Under the Dodd-Frank Act, recent activity by the Federal Insurance Office within the U.S. Treasury Department has resulted in the negotiation of a “covered agreement” with the European Union. The covered agreement, while promoting the recognition of U.S. state insurance regulators as group supervisors of U.S.-based global reinsurers such as RGA, also provides for an elimination of the collateral that reinsurers based in the European Union, and by NAIC’s anticipated extension of the rules, to those reinsurers based in Bermuda and Switzerland, must currently post in favor of U.S. ceding insurers. This agreement, coupled with new state credit for reinsurance laws, has the potential to lower the cost at which RGA Reinsurance’s competitors are able to provide reinsurance to U.S. insurers. Additionally under the Dodd-Frank Act, one or more of RGA’s client ceding insurers domiciled in the U.S. may from time-to-time be designated for solvency supervision by the Federal Reserve.
Insurers can be designated systemically important so as to warrant the imposition of an additional layer of regulation over already existing state regulation. While it is not expected that any RGA entity would be deemed to be systemically important and become subject to this additional scrutiny, the reinsurance programs RGA maintains with the insurers so designated as systemically important are subject to scrutiny by the Federal Reserve. While no U.S. insurers or reinsurers are designated systemically important, it is possible that one or more of RGA’s clients will be given this designation in the future leading to additional scrutiny of those clients’ reinsurance programs by the Federal Reserve.
With the potential regulation of some U.S. domiciled insurers by the U.S. government, it is possible that the scope of the federal government’s ability to regulate insurers and reinsurers will be expanded. It is not possible to predict the effect of such decisions or changes in law on the operation of the Company, but the Dodd-Frank Act makes it more likely than in the past that insurance or reinsurance may be regulated at the federal level. A shift in regulation from the state to the federal level may bring into question the continued validity of the McCarran-Ferguson Act, which exempts the “business of insurance” from most federal laws, including anti-trust laws. With the McCarran-Ferguson Act exemption for the business of insurance, a reinsurer may set rate, underwriting and claims handling standards for its ceding company clients to follow.
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
In addition to conducting an environmental assessment while underwriting a mortgage loan, the Company routinely conducts environmental assessments prior to taking title to real estate through foreclosure on real estate collateralizing mortgages that it holds. Although unexpected environmental liabilities can always arise, the Company seeks to minimize this risk by undertaking these environmental assessments and complying with its internal procedures, and as a result, the Company believes that any costs associated with compliance with environmental laws and regulations or any clean-up of properties would not have a material adverse effect on the Company’s results of operations.

International Regulation
RGA’s international insurance operations are principally regulated by insurance regulatory authorities in the jurisdictions in which they are located or operate branch offices. The regulation includes minimum capital, solvency and governance requirements. The authority of RGA’s international operations to conduct business is subject to licensing requirements, inspections and approvals and these authorizations are subject to modification and revocation. Periodic examinations of the insurance company books and records, financial reporting requirements, risk management processes and governance procedures are among the techniques used by regulators to supervise RGA’s non-U.S. insurance businesses. The regulators of RGA’s non-U.S. insurance companies, the California Department of Insurance and the Arizona Department of Insurance are also invited to be part of the supervisory college held by the MDCI, RGA’s group supervisor.
The Company’s subsidiaries domiciled in Bermuda are subject to extensive regulation and supervision by the Bermuda Monetary Authority (“BMA”). Such regulation includes rules regarding privacy, anti-money laundering, bank secrecy, anti-corruption and foreign asset control in addition to insurance regulation. To that end, the BMA has broad powers to regulate business activities of the Company’s Bermuda domiciled subsidiaries, mandate capital and surplus requirements, regulate trade and claims practices and require strong enterprise risk management and corporate governance activities. The Company’s subsidiaries domiciled in Barbados are subject to regulation and supervision by the Financial Services Commission in Barbados. Recently enacted economic substance requirements in Bermuda and Barbados may place additional requirements, including reporting requirements, on the Company’s subsidiaries domiciled in those countries in order to demonstrate purpose and governance of those entities and their operations to greater levels than required in the past.
Much like the adoption of the Dodd-Frank Act in the U.S., regulators around the world continue to consider ways to avoid a recurrence of the causes of the 2008 - 2009 financial crisis. A group leading this effort is the Financial Stability Board (“FSB”). The FSB consists of representatives of national financial authorities of the G20 nations. The G20 and the FSB and related governmental bodies have developed proposals to address issues such as group supervision, capital and solvency standards, systemic economic risk and corporate governance, including executive compensation and many other related issues associated with the financial crisis. At the direction of the FSB, the International Association of Insurance Supervisors (“IAIS”) has developed a model framework for the supervision of IAIG’s that contemplates “group-wide supervision” across national boundaries. RGA now qualifies as an IAIG bringing about requirements for RGA to conduct a group-wide risk and solvency assessment to monitor and manage its overall solvency. At this time RGA cannot predict what additional capital requirements, compliance costs or other burdens these requirements would impose on it, if adopted for the evaluation of a U.S.- domiciled insurance group. There is also the potential for inconsistent or conflicting regulation of the RGA group of companies as lawmakers and regulators in multiple jurisdictions simultaneously pursue these initiatives.
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
As a result of the 2016 Brexit referendum, under which the United Kingdom (“UK”) exited the European Union effective January 31, 2020, the regulatory approval of RGA International as a reinsurer of insurance business written by UK domiciled insurers remains susceptible to termination after the end of 2020. While it currently appears that any post Brexit insurance regulation in the UK will permit the separate registration of RGA International as a branch in the UK, there exists questions as to what requirements will be imposed upon reinsurers domiciled outside of the UK after implementation of the Brexit initiative.
New and proposed restrictions in many European and Asian countries on RGA’s ability to transfer data from one country to another also threaten to make its operations less efficient. In Europe, the General Data Protection Regulation (“GDPR”), which establishes uniform data privacy laws across the European Union (“EU”) is effective for all EU member states and is extraterritorial in that it applies to EU entities, as well as entities established in the EU that offer goods or services to data subjects in the EU or monitor consumer behavior that takes place in the EU. The GDPR anticipates the processing of data for reinsurance and other purposes and applies standards and rules that covered entities must establish and monitor with respect to such processing and use. Many of the restrictions enacted by jurisdictions outside of the EU either do not anticipate the processing of data for reinsurance purposes at all or place costly restrictions on the ability of a reinsurer to service its business by requiring processing to be done within the borders of the country in which the insured consumer resides.
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
Privacy and Cybersecurity Regulation

Various jurisdictions in which the Company’s subsidiaries and their clients operate have established laws protecting the privacy and handling of consumers’ private data. The area of cybersecurity has also come under increased scrutiny from insurance regulators. These laws and regulations vary country to country and state to state, but they generally require the establishment of programs to detect and prevent unauthorized access to personal data and to mitigate theft of personal data. They also may require the Company, among other things, to notify client insurers or individuals of any security breach involving protected data, and to provide individuals with the right to access personal data and with the right to be forgotten.

In the U.S. the NAIC adopted the Insurance Data Security Model Law which establishes standards for data security and for the investigation of and notification of insurance regulators of cybersecurity events involving unauthorized access to certain private information belonging to insureds. To date, this Model Law has not been widely adopted, but the Company expects further adoption in the future. The cybersecurity regulation in New York is applicable to many of the Company’s clients and it requires the Company to demonstrate the existence and soundness of its cybersecurity program to those clients. The California Consumer Privacy Act of 2018 (“CCPA”) grants all California residents the right to know what information a business has collected from them and the sourcing and sharing of that information. The CCPA also gives the California consumer the right to have a business delete their personal information with some exceptions. The California restrictions, and related exceptions become effective on January 1, 2020. The Company expects that the exceptions will apply to a significant portion of its business. Laws and regulations similar to the New York cybersecurity regulation and the CCPA, as well as measures similar to the NAIC’s Insurance Data Security Model Law are likely to be adopted by more U.S. states in the new future, if not by the U.S. federal government.

In addition, new and proposed privacy and cybersecurity laws and regulations in many European and Asian countries restrict RGA’s ability to transfer data and impose other requirements on holders of data. In Europe, the General Data Protection Regulation (“GDPR”), which establishes uniform data privacy laws across the European Union (“EU”) is effective for all EU member states and is extraterritorial in that it applies to EU entities, as well as entities established in the EU that offer goods or services to data subjects in the EU or monitor consumer behavior that takes place in the EU. The GDPR anticipates the processing of data for reinsurance and other purposes and applies standards and rules that covered entities must establish and monitor with respect to such processing and use. Many of the restrictions enacted by jurisdictions outside of the EU either do not anticipate the processing of data for reinsurance purposes at all or place costly restrictions on the ability of a reinsurer to service its business by requiring processing to be done within the borders of the country in which the insured consumer resides.
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

Insurer Financial Strength Ratings	A.M. Best Company (1)	Moody’s Investors Service (2)	Standard & Poor’s (3)
RGA Reinsurance Company	A+	A1	AA-
RGA Life Reinsurance Company of Canada	A+	Not Rated	AA-
RGA International Reinsurance Company dac	Not Rated	Not Rated	AA-
RGA Global Reinsurance Company, Ltd.	Not Rated	Not Rated	AA-
RGA Reinsurance Company of Australia Limited	Not Rated	Not Rated	AA-
RGA Reinsurance Company (Barbados) Ltd.	Not Rated	Not Rated	AA-
RGA Americas Reinsurance Company, Ltd.	A+	Not Rated	AA-
RGA Atlantic Reinsurance Company Ltd.	A+	Not Rated	Not Rated
Omnilife Insurance Company Limited	Not Rated	Not Rated	A+

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

(3)
A Standard & Poor’s (“S&P”) insurer financial strength rating of “AA-” (very strong) is the fourth highest rating out of twenty-two possible ratings. According to S&P’s rating scale, a rating of “AA-” means that, in S&P’s opinion, the insurer has very strong financial security characteristics. An S&P insurer financial strength rating of “A+” (strong) is the fifth highest rating out of twenty-two possible ratings. According to S&P’s rating scale, a rating of “A+” means that, in S&P’s opinion, the insurer has strong financial security characteristics.

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

Customer Base
The Company provides reinsurance products primarily to the largest life insurance companies in the world. In 2019, the Company’s five largest clients generated approximately $2.6 billion or 20.6% of the Company’s gross premiums and other revenues. In addition, 29 other clients each generated annual gross premiums and other revenues of $100 million or more, and the aggregate gross premiums and other revenues from these clients represented approximately 44.1% of the Company’s gross premiums and other revenues. No individual client generated 10% or more of the Company’s total gross premiums and other revenues. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.
Competition
New reinsurance opportunities continue to be highly price competitive; however, companies that consistently win business are financially strong, provide flexible terms and conditions, have a positive reputation, deliver excellent service, and demonstrate execution certainty and a long-term commitment to the business underwritten. The Company’s competition includes other reinsurance companies, providers of financial services, and private equity firms. The Company believes that its primary global reinsurance competitors are the following, or their affiliates: Munich Re, Swiss Re, Hannover Re and SCOR Global Re. In addition, the Company may compete with Pacific Life, Prudential Financial, and Canada Life in select risk acquisition.  Within the reinsurance industry, the competitors can change from year to year and by region.
Employees
As of December 31, 2019, the Company had 3,188 employees located throughout the world. We believe that our employee relations are satisfactory.

C.	Segments
The Company obtains substantially all of its revenues through reinsurance agreements that cover a portfolio of life and health insurance products, including term life, credit life, universal life, whole life, group life and health, joint and last survivor insurance, critical illness, disability, longevity as well as asset-intensive (e.g., annuities), financial reinsurance and other capital motivated solutions. Generally, the Company, through various subsidiaries, has provided reinsurance for mortality, morbidity, lapse and investment-related risks associated with such products. With respect to asset-intensive products, the Company has also provided reinsurance for investment-related risks.
Additional information regarding the operations of the Company’s segments and geographic operations is contained in Note 15 – “Segment Information” in the Notes to Consolidated Financial Statements.
U.S. and Latin America Operations
The U.S. and Latin America operations market traditional life and health reinsurance, reinsurance of asset-intensive products, financial reinsurance and other capital motivated solutions, primarily to U.S. life insurance companies. The U.S. and Latin America operations include business generated by its offices in the U.S., Mexico and Brazil. The offices in Mexico and Brazil provide services to clients in other Latin American countries.
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
Financial Solutions - Asset-Intensive Reinsurance
The Company’s U.S. and Latin America Asset-Intensive operations primarily concentrate on the investment risk within underlying annuities and other investment oriented products. These reinsurance agreements are mostly structured as coinsurance, with some on a coinsurance with funds withheld, or modified coinsurance of primarily investment risk such that the Company recognizes profits or losses primarily from the spread between the investment earnings and amounts credited on the underlying contract liabilities.
The Company also provides guaranteed investment contracts to retirement plans that include investment-only, stable value wrap products. The assets are owned by the trustees of such plans, who invest the assets under the terms of investment guidelines to which the Company agrees. The contracts contain a guarantee of a minimum rate of return on participant balances supported by the underlying assets, and a guarantee of liquidity to meet certain participant-initiated plan cash flow requirements.
The Company primarily targets highly rated, financially secure companies as clients for asset-intensive business. These companies may wish to limit their own exposure to certain products or blocks of business. Ongoing asset/liability analysis is required for the management of asset-intensive business. The Company’s analysis is a cross discipline analysis between the Company’s underwriting, actuarial, investment and other departments throughout the organization and is completed in conjunction with an asset/liability analysis performed by the ceding companies.
Financial Solutions - Capital Solutions
The Company’s U.S. and Latin America Capital Solutions operations assist ceding companies in meeting applicable regulatory requirements while enhancing their financial strength and regulatory surplus position. The Company assumes regulatory insurance liabilities from the ceding companies. In addition, the Company has committed to provide statutory reserve or asset support to third parties by funding loans or assuming real estate leases if certain defined events occur. Generally, such amounts are offset by receivables from ceding companies that are repaid by the future regulatory profits from the reinsured block of business. The Company structures its financial reinsurance and other capital solution transactions so that the projected future profits of the underlying reinsured business significantly exceed the amount of regulatory surplus provided to the ceding company.
The Company primarily targets highly rated insurance companies for capital solutions business. A careful analysis is performed before providing any regulatory surplus enhancement to the ceding company. This analysis is intended to ensure that the Company understands the risks of the underlying insurance product and that the transaction has a high likelihood of being repaid through the future regulatory profits of the underlying business. If the future regulatory profits of the business are not sufficient to repay the Company or if the ceding company becomes financially distressed and is unable to make payments under the treaty, the Company may incur losses. A staff of actuaries and accountants track experience for each treaty on a quarterly basis in comparison to models of expected results.
Customer Base
The U.S. and Latin America operations market life reinsurance and financial solutions primarily to U.S. life insurance companies. The treaties underlying this business generally are terminable by either party on 90 days written notice, but only with respect to future new business. Existing business generally is not terminable, unless the underlying policies terminate or are recaptured. In 2019, the five largest clients generated approximately $1.8 billion or 27.2% of U.S. and Latin America operation’s gross premiums and other revenues. In addition, 50 other clients each generated annual gross premiums and other revenues of $20 million or more, and the aggregate gross premiums from these clients represented approximately 65.3% of U.S. and Latin America operation’s gross premiums and other revenues. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.

Canada Operations
The Company operates in Canada primarily through RGA Canada. RGA Canada employs its own underwriting, actuarial, claims, pricing, accounting, systems, marketing and administrative staff in offices located in Montreal and Toronto.
Traditional Reinsurance
RGA Canada assists clients with capital management and mortality and morbidity risk management and is primarily engaged in individual life reinsurance, and to a lesser extent creditor, group life and health, critical illness and disability reinsurance, through yearly renewable term and coinsurance agreements. Creditor insurance covers the outstanding balance on personal, mortgage or commercial loans in the event of death, disability or critical illness and is generally shorter in duration than individual life insurance.
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
RGA Canada supports over half the companies active in the living benefits and group insurance markets.  Solid claims management expertise and innovative product development capabilities support a growing share of these markets.
Financial Solutions
The Company’s Canada Financial Solutions operations primarily concentrates on the investment and longevity risk within underlying annuities and other investment oriented products. These reinsurance agreements are mostly structured as coinsurance, with some on a coinsurance with funds withheld, or modified coinsurance of primarily investment risk such that the Company recognizes profits or losses primarily from the spread between the investment earnings and amounts credited on the underlying contract liabilities. Canada’s Financial Solutions operations also provide capital solutions to assist ceding companies in meeting applicable regulatory requirements while enhancing their financial strength and regulatory position.
The Company primarily targets highly rated, financially secure companies as clients for its financial solutions business. These companies may wish to limit their own exposure to certain products or blocks of business. Ongoing asset/liability analysis is required for the management of asset-intensive business. The Company’s analysis is a cross discipline analysis between the Company’s underwriting, actuarial, investment and other departments throughout the organization and is completed in conjunction with an asset/liability analysis performed by the ceding companies.
Customer Base
Clients include most of the life insurers in Canada, although the number of life insurers is much smaller compared to the U.S. In 2019, the five largest clients generated approximately $731 million or 60.1% of Canada operation’s gross premiums and other revenues. In addition, 10 other clients each generated annual gross premiums and other revenues of $20 million or more, and the aggregate gross premiums and other revenues from these clients represented approximately 33.6% of Canada operation’s gross premiums and other revenues. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.
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
Financial Solutions
The Company’s EMEA Financial Solutions segment includes longevity, asset-intensive and financial reinsurance. Longevity reinsurance takes the form of closed block annuity reinsurance and longevity swap structures. Asset-intensive business for this segment consists of coinsurance of payout annuities. Financial reinsurance assists ceding companies in meeting applicable regulatory requirements while enhancing their financial strength. These transactions do not qualify as reinsurance under U.S. GAAP, due to the low risk nature of transactions and are reported in accordance with deposit accounting guidelines.
Customer Base
In 2019, the five largest clients generated approximately $868 million or 45.8% of EMEA operation’s gross premiums and other revenues. In addition, 20 other clients each generated annual gross premiums and other revenues of $20 million or more, and the aggregate gross premiums and other revenues from these clients represented approximately 36.8% of EMEA operation’s gross premiums and other revenues. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.
Asia Pacific Operations
The Asia Pacific operations serve clients from subsidiaries, licensed branch offices and/or representative offices in Australia, China, Hong Kong, India, Japan, Malaysia, New Zealand, Singapore, South Korea and Taiwan.
The Asian offices provide full reinsurance services with additional support services provided by the Company’s staff in the U.S. and Canada. In addition, a regional team based in Hong Kong has been established in recent years to provide support to the Asian offices to accommodate business growth in the region. RGA Australia employs its own underwriting, actuarial, claims, pricing, accounting, systems, marketing, and administration service.
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
Financial Solutions
The Asia Pacific Financial Solutions segment includes financial reinsurance, asset-intensive and certain disability, and life and health blocks that contain material investment risks. Financial reinsurance assists ceding companies in meeting applicable regulatory requirements while enhancing their financial strength. These transactions do not qualify as reinsurance under GAAP, due to the remote risk nature of transactions and are reported in accordance with deposit accounting guidelines. Asset-intensive business for this segment primarily concentrates on the investment risk within underlying annuities and life insurance policies. These reinsurance agreements are mostly structured to take on investment risk such that the Company recognizes profits or losses primarily from the spread between the investment earnings and the interest credited on the underlying annuity contract liabilities.
Customer Base
In 2019, the five largest clients generated approximately $1.3 billion or 46.8% of Asia Pacific operation’s gross premiums and other revenues. In addition, 19 other clients each generated annual gross premiums and other revenues of $20 million or more, and the aggregate gross premiums and other revenues from these clients represented approximately 35.5% of Asia Pacific operation’s gross premiums and other revenues. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.
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

D.	Financial Information About Foreign Operations
The Company’s foreign operations are primarily in Canada, Asia Pacific, EMEA and Latin America. Revenue, income (loss) before income taxes, which include investment related gains (losses), interest expense, depreciation and amortization, and identifiable assets attributable to these geographic regions are identified in Note 15 – “Segment Information” in the Notes to Consolidated Financial Statements. Although there are risks inherent to foreign operations, such as currency fluctuations and restrictions on the movement of funds, as described in Item 1A – “Risk Factors”, the Company’s financial position and results of operations have not been materially adversely affected thereby to date.

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
The Company’s consolidated financial statements are prepared in conformity with GAAP.  If we are required to adopt revised accounting standards in the future, it may adversely affect our reported results of operations and financial condition. For a discussion of the impact of accounting pronouncements issued but not yet implemented, see Item 8. “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 2 Significant Accounting Policies and Pronouncements”.  In August 2018, the Financial Accounting Standards Board issued guidance that will significantly change the accounting for long-duration insurance contracts. This guidance will become effective for the Company on January 1, 2022. We are still evaluating the impact this guidance will have on our consolidated financial statements, but it could negatively impact our reported profitability, financial position and financial ratios. In addition, the required adoption of new accounting standards may result in significant incremental costs associated with initial implementation and ongoing compliance.

Our reinsurance subsidiaries are highly regulated, and changes in these regulations could negatively affect our business.
Our reinsurance subsidiaries are subject to government regulation in each of the jurisdictions in which they are licensed or authorized to do business.  Governmental agencies have broad administrative power to regulate many aspects of the reinsurance business, which may include reinsurance terms and capital adequacy.  These agencies are concerned primarily with the protection of policyholders and their direct insurers rather than shareholders or holders of debt securities of reinsurance companies.  Moreover, insurance laws and regulations, among other things, establish minimum capital requirements and limit the amount of dividends, tax distributions and other payments our reinsurance subsidiaries can make without prior regulatory approval, and impose restrictions on the amount and type of investments we may hold.  The MDCI, our insurance group supervisor, regulates the solvency of our entire group and, in particular, regulates dealings between our reinsurance subsidiaries and other entities within our insurance holding company system.  The regulation of our reinsurance subsidiaries in this way necessitates restrictions upon RGA as the ultimate parent of these entities.
Over the past several years, insurance regulators have increased their scrutiny of insurance holding company systems both within and outside of the U.S. Currently the Company meets the criteria for identification as an “Internationally Active Insurance Group.” We expect to continue to meet the criteria for this designation. While the full impact of designation as an Internationally Active Insurance Group has yet to be determined by regulators, it is clear that one aspect of such designation will be the continued emphasis of the supervisory college in which insurance regulators who are charged with supervising the solvency of one or more of the Company’s insurance subsidiaries meet and discuss the Company’s operations and solvency as a group. These efforts are coordinated and led by the MDCI as group supervisor, but involve input from all insurance regulators that directly supervise the Company’s significant reinsurance subsidiaries. Much of the additional scrutiny under insurance holding company regulatory acts and designation as an International Active Insurance Group is on activities of the insurance company’s entire group, which includes the group’s parent company and any non-insurance subsidiaries.  While the laws have not extended direct regulation to RGA and its non-insurance subsidiaries, the manner in which the insurance regulators regulate our reinsurance subsidiaries may influence the activities of all other entities within the Company.  Insurance holding company system regulatory acts in the U.S. now provide for an expanded supervision of insurance groups operating in the U.S, including a review of enterprise risk management programs as well as expanded review of agreements between licensed insurers and their group members. Missouri, Arizona and California have each adopted these new standards as law.
The IAIS has developed and adopted the Common Framework for Supervision of Internationally Active Insurance Groups, or “ComFrame.” It is possible that ComFrame could lead to enhanced supervision of and higher capital standards for the Company on a global basis if the IAIS, the NAIC and the U.S. states adopt the proposed provisions or provisions similar to those proposed. While it is not yet known how or the extent to which these measures will impact us, such measures could be influential in the design of a group capital standard in the U.S. and could result in increased costs of compliance, additional disclosure and less flexibility in capital management, which could adversely impact our business and results of operations. The NAIC continues work on the development of a group capital calculation to be used as an analytical tool applied to U.S.-based insurance groups. The group capital calculation will be used in addition to the risk-based capital requirement that is applied on a legal entity level basis in the U.S. The group capital calculation has the potential to increase the amount of capital that an insurer or reinsurer is required to have and could result in the Company being subject to increased regulatory requirements.
At the U.S. federal level, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) established a Financial Stability Oversight Council to identify financial institutions, including insurers and reinsurers, which are systemically important to the U.S. financial system. From time to time, one or more of our client insurance companies may be designated systemically important. Such designations could impact us through additional scrutiny of the client’s reinsurance programs with us, including a consideration of the volume of business ceded by the insurer to us. We do not currently anticipate that the Financial Stability Oversight Council will find RGA or any of our U.S. subsidiaries to be systemically important, but such a finding could ultimately subject the identified entity to additional capital requirements based on business levels and asset mix and other supervision. Currently, there are no U.S. insurers under supervision as systemically important financial institutions. The designation of RGA as a systemically important financial institution would bring additional scrutiny and could impact our ability to pay dividends. Moreover, more stringent restrictions may be adopted from time to time in other jurisdictions in which our reinsurance subsidiaries are domiciled, which could, under certain circumstances, significantly reduce or restrict dividends or other amounts payable to us by our subsidiaries unless they obtain approval from insurance regulatory authorities.  We cannot predict the effect that any recommendations of the NAIC or proposed or future legislation or rule-making in the U.S. or elsewhere may have on our business, financial condition or results of operations, but the Dodd-Frank Act provides an avenue for the U.S. federal government to scrutinize one or more insurers or reinsurers that would otherwise be solely evaluated at the state level. Solvency evaluation of insurers and reinsurers at the federal level could serve to ultimately bring about a shift in regulation from the state to the federal level. Such a shift may bring into question the continued validity of the McCarran-Ferguson Act, which exempts the “business of insurance” from most federal laws, including anti-trust laws. With the McCarran-Ferguson Act exemption for the business of insurance, a reinsurer may set rate, underwriting and claims handling standards for its ceding company clients to follow.
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
We believe that the rating agencies consider the financial strength and flexibility of a parent company and its consolidated operations when assigning a rating to a particular subsidiary of that company. A downgrade in the rating or outlook of RGA, among other factors, could adversely affect our ability to raise and then contribute capital to our subsidiaries for the purpose of facilitating their operations and growth. A downgrade could also increase our own cost of capital. For example, the facility fee and interest rate for our syndicated revolving credit facility are based on our senior long-term debt ratings. A decrease in those ratings could result in an increase in costs for that credit facility and others. Also, if there is a downgrade in the rating of RGA, or any of our rated subsidiaries, some of our reinsurance contracts would either permit our client ceding insurers to terminate such reinsurance contracts or require us to post collateral to secure our obligations under these reinsurance contracts. Accordingly, we believe a ratings downgrade of RGA, or any of our rated subsidiaries, could negatively impact our ability to conduct business.
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
A regulation in the U.S., commonly referred to as Regulation XXX, requires U.S. life insurance and life reinsurance companies to hold a relatively high level of regulatory, or statutory, reserves on their statutory financial statements for various types of life insurance business, primarily certain level term life products. The reserve levels required under Regulation XXX increase over time and are normally in excess of reserves required under GAAP. The degree to which these reserves will increase and the ultimate level of reserves will depend upon the mix of our business and future production levels in the U.S. Based on the assumed rate of growth in our current business plan, and the increasing level of regulatory reserves associated with some of this business, we expect the amount of our required regulatory reserves to grow significantly.
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
Following a regulatory review by state insurance regulators of the life insurance industry’s use of affiliated captive reinsurers to satisfy certain reserve requirements, measures were adopted and implemented in 2015 to promote uniformity in both the approval and supervision of such reinsurers. These standards allow each of our current captives to continue in accordance with their previously approved plans, but place restrictions on the use of such captive reinsurers for new programs making them less effective than previous captive programs. As a result, captive reinsurance has become less a part of our reserve growth financing than earlier. It is also possible that additional restrictions could be introduced to further limit our ability to reinsure certain products, maintain risk based capital ratios and deploy excess capital. Further, the ultimate working of the group capital calculation may discourage the continued use of captives or other types of reserve financing. As a result, we may need to alter the type and volume of business we reinsure, increase prices on those products, raise additional capital to support higher regulatory reserves or implement higher cost strategies, all of which could adversely impact our competitive position and our financial condition and results of operations. We cannot estimate the impact of discontinuing or altering our captive strategy in response to potential regulatory changes due to many unknown variables such as the cost and availability of alternative capital, the ultimate outcome of the NAIC’s group capital calculation methodology and use, changes in regulatory reserve requirements under a principle-based reserving approach, changes in acceptable collateral for statutory reserves, the long-term impact of the “certified reinsurer” option in the laws and regulations of certain jurisdictions where we operate, the potential for increased pricing of products offered by us and the potential change in the mix of products sold or offered by us or our clients.
In December of 2017, the U.S. and the European Union completed negotiation of a covered agreement under the authority provided in the Dodd-Frank Act. The covered agreement is a bilateral trade agreement under which both the U.S. and the member countries of the European Union agreed to eliminate collateral for reinsurance cessions from insurers domiciled in their home jurisdiction to reinsurers domiciled in the foreign jurisdiction, accept each other’s regulators as the group supervisor and rely on the group capital calculation at use in the insurer’s/reinsurer’s home jurisdiction. Currently, the U.S. regulators are implementing the terms of the covered agreement in a way that preserves the certified reinsurer concept, but this status could be altered or eliminated in U.S. reinsurance reserve credit regulation in the future. Such alteration or elimination may impact the cost or the availability of alternative capital, which may or may not be offset by the reduction in collateral that may ultimately result from the covered agreement.
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
Conversely, a decrease in the equity markets along with a decrease in interest rates and an increase in volatility will generally result in an increase in the fair value of the liabilities underlying the benefits, which increases the amount of reserves that we must carry. Such an increase in reserves would result in a charge to our earnings in the quarter in which we increase our reserves. We maintain a customized dynamic hedging program that is designed to mitigate the risks associated with income volatility around the change in reserves on guaranteed benefits. However, hedge positions may not be effective to fully offset changes in the carrying value of the guarantees due to, among other things, the time lag between changes in such values and corresponding changes in the hedge positions, high levels of volatility in the equity and derivatives markets, extreme swings in interest rates, unexpected contract holder behavior, and divergence between the performance of the underlying funds and hedging indices. These factors, individually or collectively, may have a material adverse effect on our liquidity, capital levels, financial condition or results of operations.

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
We are a multi-national company with operations in numerous countries and, as a result, are exposed to foreign currency risk to the extent that exchange rates of foreign currencies are subject to adverse change over time. The U.S. dollar value of our net investments in foreign operations, our foreign currency transaction settlements and the periodic conversion of the foreign-denominated earnings to U.S. dollars (our reporting currency) are each subject to adverse foreign exchange rate movements. A significant portion of our revenues and our fixed maturity securities available for sale are denominated in currencies other than the U.S. dollar. We use foreign-denominated revenues and investments to fund foreign-denominated expenses and liabilities when possible to mitigate exposure to foreign currency fluctuations. In addition, we utilize hedging strategies to mitigate exposure to foreign currency fluctuation.

Our international operations involve inherent risks.
A significant portion of our net premiums come from our operations outside of the U.S. One of our strategies is to grow these international operations. International operations subject us to various inherent risks. In addition to the regulatory and foreign currency risks identified above, other risks include the following:

•	managing the growth of these operations effectively, particularly given the recent rates of growth;

•	changes in mortality and morbidity experience and the supply and demand for our products that are specific to these markets and that may be difficult to anticipate;

•	political and economic instability in the regions of the world, and the potential for deteriorating economic and political relationships between the countries, where we operate;

•	uncertainty arising out of foreign government sovereignty over our international operations;

•	increased exposure to epidemic and pandemic risks;

•	potentially uncertain or adverse tax consequences, including the repatriation of earnings from our non-U.S. subsidiaries; and

•	potential reduction in opportunities resulting from market access restrictions.
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
The decision by the UK to exit the European Union (“EU”), or Brexit, created significant uncertainty about the future of insurance and reinsurance regulation in the UK as well as the terms upon which a reinsurer will be permitted to access the UK market or operate to serve other markets from within the UK. The eventual effects of the UK’s withdrawal from the EU on our business or our investment portfolios remains uncertain at this time and will depend on agreements the UK makes to retain access to EU markets either during a transitional period or more permanently. It is possible that there will be greater restrictions, requirements and regulatory complexities on reinsurance provided in the UK by entities located outside of the UK, which may adversely affect our business, financial condition or results of operations. Furthermore, Brexit could adversely affect European and worldwide economic conditions and could contribute to greater instability in the global financial markets before and after the terms of the UK’s future relationship with the EU are settled.
We cannot assure you that we will be able to manage the risks associated with our international operations effectively or that they will not have an adverse effect on our business, financial condition or results of operations.

We depend on the performance of others, and their failure to perform in a satisfactory manner would negatively affect us.
In the normal course of business, we seek to limit our exposure to losses from our reinsurance contracts by ceding a portion of the reinsurance to other insurance enterprises or retrocessionaires. We cannot assure you that these insurance enterprises or retrocessionaires will be able to fulfill their obligations to us. As of December 31, 2019, the external retrocession pool members participating in our excess retention pool that have been reviewed by A.M. Best Company were rated “A-” or better. A rating of “A-” is the fourth highest rating out of sixteen possible ratings. We are also subject to the risk that our clients will be unable to fulfill their obligations to us under our reinsurance agreements with them.
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
Epidemics, such as the novel coronavirus, pandemics, as well as natural disasters, climate change and terrorist attacks, and other catastrophes and events can adversely affect our business, financial condition and results of operations because they exacerbate mortality and morbidity risk. The likelihood, timing, and severity of these events cannot be predicted. A pandemic or other disaster could have a major impact on the global economy or the economies of particular countries or regions, including travel, trade, tourism, the health system, food supply, consumption, and overall economic output. Additionally, any such events could have a material negative impact on the financial markets, potentially impacting the value and liquidity of our invested assets, access to capital markets and credit, and the business of our clients. In addition, a pandemic or other disaster that affected our employees or the employees of companies with which we do business could disrupt our business operations. The effectiveness of external parties, including governmental and non-governmental organizations, in combating the spread and severity of such an event could have a material impact on the losses we experience. These events could cause a material adverse effect on our results of operations in any period and, depending on their severity, could also materially and adversely affect our financial condition.
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
The reinsurance industry is highly competitive, and we encounter significant competition in all lines of business from other reinsurance companies, as well as competition from other providers of financial services. Our competitors vary by geographic market, and many of our competitors have greater financial resources than we do. Our ability to compete depends on, among other things, pricing and other terms and conditions of reinsurance agreements, our ability to maintain strong financial strength ratings, and our service and experience in the types of business that we underwrite. Competition from other reinsurers could adversely affect our competitive position.

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
The insurance and reinsurance industries are subject to ongoing changes from market pressures brought about by customer demands, changes in law, changes in economic conditions such as interest rates and investment performance, technological innovation, marketing practices and new providers of insurance and reinsurance solutions. Because of these and other factors, we are required to anticipate market trends and make changes to differentiate our products and services from those of our competitors. Failure to anticipate these market trends or to differentiate our products and services may affect our ability to grow or to maintain our current position in the industry. A failure by the insurance industry to meet evolving consumer demands could adversely affect the insurance industry and our operating results. Similarly, our failure to meet the changing demands of our insurance company clients through innovative product development, effective distribution channels and investments in technology could negatively impact our financial performance over the long-term. Additionally, our failure to adjust our strategies in response to changing economic conditions could impact our competitive position and have a material adverse effect on our business, financial condition and results of operations.

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
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Tax laws, regulations and administrative practices in various jurisdictions may be subject to significant change, with or without notice, due to economic, political and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. The U.S. recently enacted tax reform legislation commonly referred to as the U.S. Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform”), which, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating losses, allows for the expensing of certain capital expenditures and implements a number of changes impacting operations outside of the U.S. including, but not limited to, imposing a one-time tax on accumulated post-1986 deferred foreign income that has not previously been subject to tax, modifying the treatment of certain intercompany transactions that are viewed as eroding the U.S. tax base and imposing a minimum tax on overseas operations that operate in low tax jurisdictions.
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
Past or future misconduct by our employees or employees of our vendors could result in violations of law, regulatory sanctions and serious reputational or financial harm and the precautions we take to prevent and detect this activity may not be effective. There can be no assurance that controls and procedures that we employ, which are designed to monitor associates’ business decisions and prevent us from taking excessive or inappropriate risks, will be effective. We review our compensation policies and practices as part of our overall risk management program, but it is possible that our compensation policies and practices could inadvertently incentivize excessive or inappropriate risk taking. If our associates take excessive or inappropriate risks, those risks could harm our reputation and have a material adverse effect on our results of operations or financial condition.

The failure in cyber or other information security systems, including a failure to maintain the security, confidentiality, integrity or privacy of sensitive data residing on such systems, as well as the occurrence of unanticipated events affecting our disaster recovery systems and business continuity planning, could impair our ability to conduct business effectively.
Our business is highly dependent upon the effective operation of our computer systems. The failure of our computer systems or disaster recovery capabilities for any reason could cause significant interruptions in our operations and result in a failure to maintain the security, confidentiality, integrity or privacy of sensitive or personal data related to our customers, insured individuals or employees. Like other global companies, we have experienced threats to our data and systems from time to time. However, we have not detected or identified any evidence to indicate we have experienced a material breach of cybersecurity. Administrative and technical controls, security measures and other preventative actions we take to reduce the risk of such incidents and protect our information technology may not be sufficient to prevent physical and electronic break-ins, and similar disruptions from unauthorized tampering with our computer systems. Such a failure could harm our reputation, subject us to investigations, litigation, regulatory sanctions and other claims and expenses, lead to loss of customers and revenues and otherwise adversely affect our business, financial condition or results of operations.

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

Litigation and regulatory investigations and actions may result in financial losses or harm our reputation.
We are, and in the future may be, subject to litigation and regulatory investigations or actions in the ordinary course of our business. A substantial legal liability or a significant federal, state or other regulatory action against us, as well as regulatory inquiries or investigations, could harm our reputation, result in material fines or penalties, result in significant legal costs and otherwise have a material adverse effect on our business, financial condition and results of operations. Regulatory inquiries and litigation may also cause volatility in the price of stocks of companies in our industry or in our stock price. Material pending litigation and regulatory matters affecting us, if any, are discussed in Item 8. “Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 12 Commitments, Contingencies and Guarantees”.

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
Past economic uncertainties and weakness and disruption of the financial markets around the world, such as geopolitical upheaval (including trade disputes), the results of Brexit, the solvency of certain European Union member states and of financial institutions that have significant direct or indirect exposure to debt issued by such countries, have led and may continue to lead to concerns over capital markets access. In addition, there are ongoing risks around the world related to interest rate fluctuations, slowing global growth, commodity prices and the devaluation of certain currencies. These events and continuing market upheavals may have an adverse effect on us, in part because we have a large investment portfolio and are also dependent upon customer behavior. Our revenues may decline in such circumstances and our profit margins may erode. In addition, upon prolonged market events, such as the global credit crisis, we could incur significant investment-related losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.

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
Our investment guidelines limit non-investment grade fixed maturity securities in our investment portfolio. While any investment carries some risk, the risks associated with lower-rated securities are greater than the risks associated with investment grade securities. The risk of loss of principal or interest through default is greater because lower-rated securities are usually unsecured and are often subordinated to an issuer’s other obligations. Additionally, the issuers of these securities frequently have relatively high debt levels and are thus more sensitive to difficult economic conditions, specific corporate developments and rising interest rates, which could impair an issuer’s capacity or willingness to meet its financial commitment on such lower-rated securities. As a result, the market price of these securities may be quite volatile, and the risk of loss is greater.
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

The occurrence of a major or prolonged economic downturn, acts of corporate malfeasance, widening risk spreads, or other events that adversely affect the issuers or guarantors of these securities could cause the value of our fixed maturity securities portfolio and our net income to decline and the default rate of the fixed maturity securities in our investment portfolio to increase. A ratings downgrade affecting issuers or guarantors of particular securities, or similar trends that could worsen the credit quality of issuers, such as the corporate issuers of securities in our investment portfolio, could also have a similar effect. With economic uncertainty, credit quality of issuers or guarantors could be adversely affected. Any event reducing the value of these securities other than on a temporary basis could have a material adverse effect on our business, financial condition or results of operations.

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
A portion of our investment portfolio consists of assets linked to real estate, including mortgage loans on commercial properties, lifetime mortgages, investments in commercial mortgage-backed securities (“CMBS”), and residential mortgage-backed securities (“RMBS”). Delinquency and defaults by third parties in the payment or performance of their obligations underlying these assets could reduce our investment income and realized investment gains or result in the recognition of investment losses. Mortgage loans are stated on our balance sheet at unpaid principal balance, adjusted for any unamortized premium or discount, deferred fees or expenses, and are net of valuation allowances. We establish valuation allowances for estimated impairments as of the balance sheet date. Such valuation allowances are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate, the value of the loan’s collateral if the loan is in the process of foreclosure or is otherwise collateral-dependent, or the loan’s market value if the loan is being sold. CMBS and RMBS are stated on our balance sheet at fair value. The performance of our mortgage loan investments and our investments in CMBS and RMBS, however, may fluctuate in the future. An increase in the default rate of our mortgage loan investments or the mortgage loans underlying our investments in CMBS and RMBS could have a material adverse effect on our financial condition or results of operations.
Further, any geographic or sector concentration of our mortgage loans or the mortgage loans underlying our investments in CMBS and RMBS may have adverse effects on our investment portfolios and consequently on our consolidated results of operations or financial condition. While we seek to mitigate this risk by having a broadly diversified portfolio, events or developments that have a negative effect on any particular geographic region or sector may have a greater adverse effect on our investment portfolios to the extent that the portfolios are concentrated. Moreover, our ability to sell assets relating to such particular groups of related assets may be limited if other market participants are seeking to sell at the same time.

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

•
Mortgage, policy loans and lifetime mortgages are stated at unpaid principal balance. Additionally, mortgage loans and lifetime mortgages are adjusted for any unamortized premium or discount, deferred fees or expenses, net of valuation allowances.

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
Actions by regulators or law enforcement agencies in the UK and elsewhere may result in changes to the manner in which the London Interbank Offered Rate (“LIBOR”) is determined or the establishment of alternative reference rates. For example, on July 27, 2017, the UK Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the UK or elsewhere. The U.S. Federal Reserve, based on the recommendations of the New York Federal Reserve’s Alternative Reference Rate Committee (constituted of major derivative market participants and their regulators), began publishing a Secured Overnight Funding Rate (SOFR) in April 2018 which is intended to replace U.S. dollar LIBOR. Plans for alternative reference rates for other currencies have also been announced. At this time, it is not possible to predict how markets will respond to these new rates, and the effect of any changes or reforms to LIBOR or discontinuation of LIBOR on new or existing financial instruments to which we have exposure. If LIBOR ceases to exist or if the methods of calculating LIBOR change from current methods for any reason, interest rates on our LIBOR-based assets and liabilities may be adversely affected. Further, any uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could adversely affect the trading market for and value of LIBOR-based securities, including certain of our LIBOR-based assets and liabilities. More generally, any of the above changes or any other consequential changes to LIBOR or any other “benchmark” as a result of international, national or other proposals for reform or other initiatives or investigations, or any further uncertainty in relation to the timing and manner of implementation of such changes, could have a material adverse effect on the value of and return on any securities based on or linked to a “benchmark,” such as certain of our LIBOR-based assets and liabilities. We are not able to predict what the impact of such changes may be on our cash flows, financial condition and results of operations.

Risks Related to Ownership of Our Common Stock

We may not pay dividends on our common stock.
Our shareholders may not receive future dividends. Historically, we have paid quarterly dividends ranging from $0.027 per share in 1993 to $0.70 per share in 2019. All future payments of dividends, however, are at the discretion of our board of directors and will depend on our earnings, capital requirements, insurance regulatory conditions, operating conditions and such other factors as our board of directors may deem relevant. The amount of dividends that we can pay will depend in part on the operations of our reinsurance subsidiaries. Under certain circumstances, we may be contractually prohibited from paying dividends on our common stock due to restrictions associated with certain of our debt securities.

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
Item 2.         PROPERTIES
The Company’s corporate headquarters is located at an owned site in Chesterfield, Missouri. In addition the Company leases office space in 51 locations throughout the world. Most of the Company’s leases have terms of three to five years; while some leases have longer terms, none exceed 15 years.
The Company believes that its existing facilities, including both owned and leased, are in good operating condition and suitable for the conduct of its business.
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
Reinsurance Group of America, Incorporated common stock is traded on the New York Stock Exchange (NYSE) under the symbol “RGA”. On January 31, 2020, there were 24,201 stockholders of record of RGA’s common stock and 63 million shares outstanding.
Issuer Purchases of Equity Securities
The following table summarizes RGA’s repurchase activity of its common stock during the quarter ended December 31, 2019:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program
October 1, 2019 - October 31, 2019	823	$161.41	—	$320,195,966
November 1, 2019 - November 30, 2019	13,094	$166.14	—	$320,195,966
December 1, 2019 - December 31, 2019	1,234	$166.70	—	$320,195,966

(1)
RGA had no repurchases of common stock under its share repurchase program for October, November and December 2019.  The Company net settled - issuing 2,478, 31,636 and 2,771 shares from treasury and repurchased from recipients 823, 13,094 and 1,234 shares in October, November and December 2019, respectively, in settlement of income tax withholding requirements incurred by the recipients of equity incentive awards.

On January 24, 2019, RGA’s board of directors authorized a share repurchase program for up to $400 million of RGA’s outstanding common stock.

Comparison of 5-Year Cumulative Total Return
The graph below shows the performance of the Company’s common stock for the period beginning December 31, 2014 and ending December 31, 2019, assuming $100 was invested on December 31, 2014. The graph compares the cumulative total return on the Company’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the cumulative total return of companies in the Standard & Poor’s (“S&P”) 500 Stock Index and the S&P’s Insurance (Life/Health) Index. The indices are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the Company’s common stock, and are not intended to forecast or be indicative of future performance of the common stock.

	Base Period	Cumulative Total Return
	12/14	12/15	12/16	12/17	12/18	12/19
Reinsurance Group of America, Incorporated	$100.00	$99.13	$148.17	$186.07	$169.85	$200.92
S & P 500	100.00	101.38	113.51	138.29	132.23	173.86
S & P Life & Health Insurance	100.00	93.69	116.98	136.20	107.91	132.92

Item 6.         SELECTED FINANCIAL DATA
The following selected financial data has been derived from the Company’s audited consolidated financial statements. The consolidated statement of income data for the years ended December 31, 2019, 2018 and 2017, and the consolidated balance sheet data at December 31, 2019 and 2018 have been derived from the Company’s audited consolidated financial statements included elsewhere herein. The consolidated statement of income data for the years ended December 31, 2016 and 2015, and the consolidated balance sheet data at December 31, 2017, 2016 and 2015 have been derived from the Company’s audited consolidated financial statements not included herein. The selected financial data shown below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere herein.
Selected Consolidated Financial and Operating Data
(in millions, except per share and operating data)

	As of or For the Years Ended December 31,
Income Statement Data	2019	2018	2017	2016	2015
Revenues:
Net premiums	$11,297	$10,544	$9,841	$9,249	$8,571
Investment income, net of related expenses	2,520	2,139	2,155	1,912	1,734
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(31)	(28)	(43)	(39)	(57)
Other investment related gains (losses), net	122	(142)	211	133	(108)
Total investment related gains (losses), net	91	(170)	168	94	(165)
Other revenues	392	363	352	267	278
Total revenues	14,300	12,876	12,516	11,522	10,418
Benefits and expenses:
Claims and other policy benefits	10,197	9,319	8,519	7,993	7,489
Interest credited	697	425	502	365	337
Policy acquisition costs and other insurance expenses	1,204	1,323	1,467	1,311	1,127
Other operating expenses	868	786	710	645	554
Interest expense	173	147	146	138	143
Collateral finance and securitization expense	29	30	29	26	23
Total benefits and expenses	13,168	12,030	11,373	10,478	9,673
Income before income taxes	1,132	846	1,143	1,044	745
Provision for income taxes(1)	262	130	(679)	343	243
Net income	$870	$716	$1,822	$701	$502
Earnings Per Share
Basic earnings per share	$13.88	$11.25	$28.28	$10.91	$7.55
Diluted earnings per share	13.62	11.00	27.71	10.79	7.46
Weighted average diluted shares, in thousands	63,882	65,094	65,753	64,989	67,292
Dividends per share on common stock	$2.60	$2.20	$1.82	$1.56	$1.40
Balance Sheet Data
Total investments	$66,555	$54,204	$51,691	$44,841	$41,978
Total assets	76,731	64,535	60,515	53,098	50,383
Policy liabilities(2)	57,094	48,933	43,583	37,874	37,371
Long-term debt	2,981	2,788	2,788	3,089	2,298
Collateral finance and securitization notes	598	682	784	841	899
Total stockholders’ equity	11,601	8,450	9,570	7,093	6,135
Total stockholders’ equity per share	185.17	134.53	148.48	110.31	94.09
Operating Data (in billions)
Assumed ordinary life reinsurance in force	$3,480	$3,329	$3,297	$3,063	$2,995
Assumed new business production	377	407	395	405	491

(1)	2017 reflects adjustments related to the initial adoption of U.S. Tax Reform. See Note 9 - “Income Tax” in the Notes to Consolidated Financial Statements for additional information.

(2)	Policy liabilities include future policy benefits, interest-sensitive contract liabilities, and other policy claims and benefits.

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

Overview
The Company is among the leading global providers of life reinsurance and financial solutions, with $3.5 trillion of life reinsurance in force and assets of $76.7 billion as of December 31, 2019. Traditional reinsurance includes individual and group life and health, disability, and critical illness reinsurance. Financial solutions includes longevity reinsurance, asset-intensive reinsurance, capital solutions, including financial reinsurance and stable value products. The Company derives revenues primarily from renewal premiums from existing reinsurance treaties, new business premiums from existing or new reinsurance treaties, fee income from financial solutions business and income earned on invested assets.
The Company’s underwriting expertise and industry knowledge has allowed it to expand into international markets and now has operations in over 25 countries including locations in Canada, the Asia Pacific region, Europe, the Middle East, Africa and Latin America. The Company generally starts operations from the ground up in new markets as opposed to acquiring existing operations, and it often enters new markets to support its clients as they expand internationally. Based on the compilation of information from competitors’ annual reports, the Company believes it is the second-largest global life and health reinsurer in the world based on 2018 life and health reinsurance revenues. The Company conducts business with the majority of the largest U.S. and international life insurance companies. The Company has also developed its capacity and expertise in the reinsurance of longevity risks, asset-intensive products (primarily annuities and corporate-owned life insurance) and financial reinsurance. More recently, the Company has increased its investment and expenditures in client service and technology oriented initiatives to both support its clients and generate new future revenue streams.
Historically, the Company’s primary business has been traditional life reinsurance, which involves reinsuring life insurance policies that are often in force for the remaining lifetime of the underlying individuals insured, with premiums earned typically over a period of 10 to 30 years or longer. Each year, however, a portion of the business under existing treaties terminates due to, among other things, lapses or voluntary surrenders of underlying policies, deaths of insureds, and the exercise of recapture options by ceding companies. The Company has expanded its financial solutions business, including significant asset-intensive and longevity risk transactions, which allow its clients to take advantage of growth opportunities and manage their capital, longevity and investment risk.
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

The following table sets forth the Company’s premiums attributable to each of its segments for the periods indicated on both a gross assumed basis and net of premiums ceded to third parties:
Gross and Net Premiums by Segment
(in millions)

	Year Ended December 31,
	2019		2018		2017
	Gross	Net	Gross	Net	Gross	Net

U.S. and Latin America:
Traditional	$6,320	$5,729	$6,127	$5,534	$5,967	$5,356
Financial Solutions	39	39	27	27	24	24
Total U.S. and Latin America	6,359	5,768	6,154	5,561	5,991	5,380

Canada:
Traditional	1,332	1,066	1,071	1,024	940	902
Financial Solutions	89	89	43	43	38	38
Total Canada	1,421	1,155	1,114	1,067	978	940

Europe, Middle East and Africa:
Traditional	1,494	1,442	1,449	1,424	1,337	1,301
Financial Solutions	366	218	339	195	289	164
Total Europe, Middle East and Africa	1,860	1,660	1,788	1,619	1,626	1,465

Asia Pacific:
Traditional	2,652	2,568	2,346	2,296	2,108	2,053
Financial Solutions	146	146	1	1	2	3
Total Asia Pacific	2,798	2,714	2,347	2,297	2,110	2,056

Corporate and Other	—	—	—	—	—	—
Total	$12,438	$11,297	$11,403	$10,544	$10,705	$9,841

The following table sets forth selected information concerning assumed life reinsurance business in force and assumed new business volume by segment for the periods indicated. The terms “in force” and “new business” refer to insurance policy face amounts or net amounts at risk.
Reinsurance Business In Force and New Business by Segment
(in billions)

	As of December 31,
	2019		2018		2017
	In Force	New Business	In Force	New Business	In Force	New Business
U.S. and Latin America:
Traditional	$1,619.6	$115.8	$1,610.1	$106.5	$1,609.8	$99.4
Financial Solutions	5.1	3.2	2.1	—	2.1	—
Total U.S. and Latin America	1,624.7	119.0	1,612.2	106.5	1,611.9	99.4

Canada:
Traditional	417.1	40.4	383.5	43.1	393.9	35.6
Financial Solutions	—	—	—	—	—	—
Total Canada	417.1	40.4	383.5	43.1	393.9	35.6

Europe, Middle East and Africa:
Traditional	776.4	147.4	716.3	190.2	739.0	181.5
Financial Solutions	—	—	—	—	—	—
Total Europe, Middle East and Africa	776.4	147.4	716.3	190.2	739.0	181.5

Asia Pacific:
Traditional	662.0	69.7	616.9	66.9	552.3	78.9
Financial Solutions	—	—	0.3	—	0.2	—
Total Asia Pacific	662.0	69.7	617.2	66.9	552.5	78.9
Total	$3,480.2	$376.5	$3,329.2	$406.7	$3,297.3	$395.4

Reinsurance business in force reflects the addition or acquisition of new life reinsurance business, offset by terminations (e.g., life and group contract terminations, lapses of underlying policies, deaths of insureds, and recapture), changes in foreign currency exchange, and any other changes in the amount of insurance in force. As a result of terminations and other changes, assumed in force amounts at risk of $225.5 billion, $374.8 billion, and $160.6 billion were released in 2019, 2018 and 2017, respectively.
See “Results of Operations by Segment” below for further information about the Company’s segments.

Industry Trends
The Company believes life and health insurance companies will continue to partner with reinsurance companies to manage risk, achieve new growth, assist with capital efficiency, develop solutions across the value chain and to help navigate through changes in regulatory and accounting standards. The Company also believes the following trends in the life and health insurance industry will continue to create demand for both traditional reinsurance and financial solutions.
Traditional Reinsurance. The percentage of new life and health business being reinsured in North America has stabilized and recently began to increase following a period of decline, due to strong recurring production coupled with in-force opportunities and an aging population, which increases the need for living benefit morbidity products. Cession rates in the Company’s international markets are expected to continue increasing as middle-class growth and wealth creation drive additional insurance growth. New products and distribution channels, from accelerated underwriting and insurtech, are expected to contribute to the growth of the insurance market globally and provide opportunities for reinsurers. In addition, changing global capital requirements are leading to additional reinsurance opportunities. The Company believes reinsurers will continue to be an integral part of the life and health insurance market due to their ability to efficiently aggregate a significant volume of life insurance in force, creating economies of scale and greater diversification of risk. As a result of having larger amounts of mortality and morbidity experience data at their disposal compared to primary life insurance companies, reinsurers tend to have more comprehensive insights into mortality and morbidity trends, creating more efficient pricing for mortality and morbidity risk.
Financial Solutions. Asset intensive and longevity products continue to grow in importance due to the growing middle class and the aging population, and their concerns about peak income protection and the need for retirement and estate planning. Additionally, in many countries, companies are increasingly interested in reducing their exposure to longevity risk related to employee retirement plans. The low interest rate environment puts pressure on new business opportunities for asset intensive blocks; however, the Company believes that the demand for reinsuring these blocks of business will continue. In addition, regulatory, accounting, and economic changes across the globe are creating opportunities for reinsurance to:

•	manage risk-based capital by shifting mortality and other risks to reinsurers, thereby reducing amounts of reserves and capital the life and health insurance companies need to maintain;

•	release capital to pursue new business initiatives;

•	unlock the capital supporting, and value embedded in, non-core product lines; and

•	exit certain lines of business.
Trends that affect all of the Company’s lines of business include the following:
Consolidation and Reorganization within the Life Reinsurance and Life Insurance Industry. There are fewer competitors in the traditional life reinsurance industry as a result of consolidations in the industry. As a consequence, the Company believes there will be business opportunities for the remaining life reinsurers, particularly those with a significant market presence and strong ratings. However, competition from new entrants for large in-force blocks, particularly for asset-intensive blocks, has increased in recent years. Additionally, merger and acquisition transactions within the life insurance industry will likely continue to occur, which we believe will increase the demand for reinsurance products to facilitate these transactions and manage risk.
Changing Demographics of Insured Populations. The aging population in North America and elsewhere is increasing demand for financial products among “baby boomers” who are concerned about protecting their peak income stream and are considering retirement and estate planning. This trend is likely to result in continuing demand for annuity products and life insurance policies, larger face amounts of life insurance policies and higher mortality and longevity risk taken by life insurers, all of which should fuel the need for insurers to seek reinsurance coverage.
The Company hopes to continue to capitalize on industry trends by ensuring it is well positioned to meet its clients’ needs through the following initiatives:
Continue Growth of Traditional Reinsurance. The Company’s strategy includes continuing to grow each of the following components of its traditional operations:

•
North America. Based on discussions with the Company’s clients, an industry survey and informal knowledge about the industry, the Company believes it is a leader in facultative underwriting in North America. The Company intends to maintain that status by emphasizing its underwriting standards, prompt response on quotes, competitive pricing, capacity, value added services and flexibility in meeting customer needs. The Company believes its facultative business has allowed it to develop close, long-standing client relationships and generate additional business opportunities with its facultative clients. In addition, the Company intends to maintain its presence in the North American automatic reinsurance market by leveraging its mortality expertise and breadth of products and services to gain additional market share.

•
International Markets. International markets continue to offer opportunities for long-term growth, and the Company intends to capitalize on these opportunities by growing its presence in select markets. Many of the markets where the Company does business, or may enter in the future, are not utilizing life reinsurance at the same levels as the North American market. Therefore, the Company believes these markets represent opportunities for increasing reinsurance penetration. In particular, markets such as Japan, Southeast Asia and South Korea are beginning to realize the benefits that reinsurers bring to the life insurance market. Markets such as China and India represent longer-term opportunities for growth as the underlying direct life insurance markets grow to meet the needs of expanding middle-class populations. Additionally, the Company believes that regulatory changes in many of its markets may cause ceding companies to reduce counterparty exposure to their existing life reinsurers and reinsure more business, creating opportunities for the Company. More recently, the Company has experienced significant growth in health related product offerings, such as critical illness, most notably in select Asian markets.

•
In Force Block Reinsurance. Increasingly, there are opportunities to grow the business by reinsuring in force blocks, as insurers and reinsurers seek to exit various non-core businesses and increase financial flexibility to, among other things, redeploy capital and pursue merger and acquisition activity. The Company continually seeks these types of opportunities.

Continue Growth in Financial Solutions.

•
Asset-intensive and Longevity Reinsurance. In recent years, the Company has experienced growth in asset-intensive and longevity reinsurance. The Company intends to continue leveraging its existing client relationships and reinsurance expertise to create customized reinsurance products and other capital solutions. Industry trends, particularly the consolidation and reorganization that occurred among life insurance companies, changes in products and product distribution and new solvency requirements, are expected to enhance existing opportunities for asset-intensive and longevity reinsurance. To date, most of the Company’s asset-intensive reinsurance business has been written in the U.S., the UK and Japan; however, additional opportunities in other markets continue to develop. The Company also provides longevity reinsurance in the U.S., Canada and Europe.

•
Capital Solutions. The Company provides capital solutions customized for each client, country, and product. The Company’s culture of collaboration and innovation makes it well positioned to react to regulatory and accounting changes in all of its clients’ markets, which we believe may create demand for increased product development and more capital solutions.

Build on the Company’s History of Innovation.

•
The Company has a history of innovation, expertise and a relentless focus on its clients. As such, the Company continues to build a diverse and experienced team while partnering with insurance companies, data and technology providers and insurtech entrepreneurs to develop and market technology and provide consulting and outsourcing solutions. While this is currently a small, but growing, part of the Company’s operations, these initiatives may lead to new revenue streams, new opportunities across the industry value chain and new business innovations that could have a transformational impact on the insurance industry and the Company.

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
The Company tests the recoverability for each year of business at issue before establishing additional DAC. The Company also performs annual tests to establish that DAC remain recoverable at all times, and if financial performance significantly deteriorates to the point where a deficiency exists, a cumulative charge to current operations will be recorded. No such adjustments related to DAC recoverability were made in 2019, 2018 and 2017.
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
The Company periodically reviews the EGP valuation model and assumptions so that the assumptions reflect best estimates of future experience. Two assumptions are considered to be most significant: (1) estimated interest spread, and (2) estimated future policy lapses. As of December 31, 2019, the Company had $313 million of DAC related to asset-intensive products, all within the U.S. and Latin America Financial Solutions segment. The following table reflects the possible change that would occur in a given year if assumptions, as a percentage of current DAC related to asset-intensive products, are changed as illustrated:

Quantitative Change in Significant Assumptions	One-Time Increase in DAC	One-Time Decrease in DAC

Estimated interest spread increasing (decreasing) 25 basis points from the current spread	4.66%	(5.09)%

Estimated future policy lapse rates decreasing (increasing) 20% on a permanent basis (including surrender charges)	2.75%	(2.48)%
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
The following table displays DAC balances for the Traditional and Financial Solutions segments as of December 31, 2019:

(dollars in millions)	Traditional	Financial Solutions	Total

U.S. and Latin America	$1,806	$313	$2,119
Canada	199	—	199
Europe, Middle East and Africa	250	—	250
Asia Pacific	927	17	944
Total	$3,182	$330	$3,512
As of December 31, 2019, the Company estimates that all of its DAC balance is collateralized by surrender fees due to the Company and the reduction of policy liabilities, in excess of termination values, upon surrender or lapse of a policy.
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
Deferred tax assets and liabilities are measured by applying the relevant jurisdictions’ enacted tax rate to the temporary difference in the period in which the temporary differences are expected to reverse. The Company will establish a valuation allowance if management determines, based on available information, that it is more likely than not that deferred income tax assets will not be realized. The Company has deferred tax assets including those related to foreign tax credits, net operating and capital losses. The Company has projected its ability to utilize its deferred tax assets and established a valuation allowance on the portion of the deferred tax assets the Company believes more likely than not will not be realized.
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
The Company made a policy election to account for global intangible low-taxed income (“GILTI”) as a period cost.
The Company reports uncertain tax positions in accordance with generally accepted accounting principles. In order to recognize the benefit of an uncertain tax position, the position must meet the more likely than not criteria of being sustained. Unrecognized tax benefits due to tax uncertainties that do not meet the more likely than not criteria are included within liabilities and are charged to earnings in the period that such determination is made. The Company classifies interest related to tax uncertainties as interest expense whereas penalties related to tax uncertainties are classified as a component of income tax.
See Note 9 - “Income Tax” for further discussion including the impact of the December 22, 2017 enactment of U.S. Tax Reform.

Consolidated Results of Operations
A discussion regarding our financial condition and results of operations for the year ended December 31, 2019, compared to the year ended December 31, 2018, is presented below. A discussion regarding our financial condition and results of operations for year ended December 31, 2018 compared to the year ended December 31, 2017, can be found under Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 27, 2019, which is available free of charge on the SEC’s website at www.sec.gov and our Investor Relations website at www.rgare.com. Information provided on such websites does not constitute part of this Annual Report on Form 10-K.
The following table summarizes net income for the periods presented.

	For the years ended December 31,
	2019	2018	2017
Revenues	(Dollars in millions, except per share data)
Net premiums	$11,297	$10,544	$9,841
Investment income, net of related expenses	2,520	2,139	2,155
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(31)	(28)	(43)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	—	—
Other investment related gains (losses), net	122	(142)	211
Total investment related gains (losses), net	91	(170)	168
Other revenues	392	363	352
Total revenues	14,300	12,876	12,516
Benefits and expenses
Claims and other policy benefits	10,197	9,319	8,519
Interest credited	697	425	502
Policy acquisition costs and other insurance expenses	1,204	1,323	1,467
Other operating expenses	868	786	710
Interest expense	173	147	146
Collateral finance and securitization expense	29	30	29
Total benefits and expenses	13,168	12,030	11,373
Income before income taxes	1,132	846	1,143
Provision for income taxes	262	130	(679)
Net income	$870	$716	$1,822
Earnings per share
Basic earnings per share	$13.88	$11.25	$28.28
Diluted earnings per share	13.62	11.00	27.71
Consolidated income before income taxes increased $286 million, or 33.8% in 2019. Diluted earnings per share were $13.62 in 2019 compared to $11.00 in 2018. The increase in income was primarily due to favorable experience in the various Financial Solutions segments, improved claims experience in the Canada and EMEA Traditional segments and increases in investment income. The favorable experience was partially offset by unfavorable results in the Asia Pacific Traditional segment, primarily in Australia, and the U.S. and Latin America Traditional segment. In addition, 2019 income reflects favorable changes in investment related gain (losses) resulting from changes in the fair value of embedded derivatives on modified coinsurance (“modco”) or funds withheld treaties within the U.S. segment due to changes in interest rates and credit spreads. The effects of the change in fair value of these embedded derivatives on income is discussed below. Foreign currency fluctuations relative to the prior year decreased income before income taxes by $15 million in 2019 and increased income before income taxes by $10 million in 2018.
Consolidated net premiums increased $753 million, or 7.1% in 2019, primarily due to growth in life reinsurance in force. Consolidated assumed life insurance in force increased to $3,480.2 billion as of December 31, 2019, from $3,329.2 billion as of December 31, 2018 due to new business production and in force transactions. The Company added new business production, measured by face amount of insurance in force, of $376.5 billion, and $406.7 billion during 2019 and 2018, respectively. Foreign currency fluctuations relative to the prior year decreased net premium by $179 million in 2019 and increased net premiums by $43 million in 2018. Foreign currency fluctuations affected the increases in assumed life insurance in force favorably by $38.0 billion in 2019 and unfavorably by $101.5 billion in 2018.

Consolidated investment income, net of related expenses, increased $381 million, or 17.8% in 2019. The increase is primarily attributable to an increase in the average invested asset base and higher variable investment income associated with joint venture and limited partnership investments. Investment income is affected by changes in the fair value of the Company’s funds withheld at interest assets associated with the reinsurance of certain equity-indexed annuity treaties (“EIAs”) products. The re-measurement of these funds withheld assets increased investment income by $11 million in 2019 compared to a decrease of $12 million in 2018. The effect on investment income of the EIAs’ market value changes is substantially offset by a corresponding change in interest credited to policyholder account balances resulting in an insignificant effect on net income.
The average invested assets at amortized cost, excluding spread related business, totaled $28.3 billion and $26.6 billion in 2019 and 2018, respectively. The average yield earned on investments, excluding spread related business, was 4.56% and 4.45% in 2019 and 2018, respectively. The average yield will vary from year to year depending on several variables, including the prevailing risk-fee interest rate and credit spread environment, prepayment fees and make-whole premiums, changes in the mix of the underlying investments and cash balances, and the timing of distributions on certain investments. Investment income in 2019 and 2018 benefited from higher variable investment income from joint ventures and limited partnerships, which can be highly variable from year to year. A continued low interest rate environment is expected to put downward pressure on this yield in future reporting periods. Investment income is allocated to the operating segments based upon average assets and related capital levels deemed appropriate to support segment operations.
Total investment related gains (losses), net, increased by $261 million in 2019. A portion of the increase in investment related gains (losses) was includes changes in the value of embedded derivatives related to reinsurance treaties written on a modco or funds withheld basis, reflecting the impact of changes in interest rates and credit spreads on the calculation of fair value. Changes in the fair value of these embedded derivatives increased (decreased) investment related gains by $11 million and $(13) million in 2019 and 2018, respectively. In addition, 2019 included net realized gains on investment sales compared to net realized losses in 2018. Net realized losses in 2018 are primarily related to repositioning of fixed maturity securities portfolios in a changing interest rate environment. Investment impairments on fixed maturity securities increased by $3 million in 2019 compared to 2018. See Note 4 - “Investments” and Note 5 - “Derivative Instruments” in the Notes to Consolidated Financial Statements for additional information on investment related gains (losses), net, and derivatives.
The effective tax rate on a consolidated basis was 23.1% and 15.4% for 2019 and 2018, respectively. The increase to the effective tax rate was primarily the result of valuation allowance increases in various jurisdictions and tax expense related to uncertain tax positions. The 2018 effective tax rate reflects refinements to the Company’s accounting for the effects of U.S. Tax Reform. See Note 9 - “Income Tax” in the Notes to Consolidated Financial Statements for additional information on the Company’s consolidated effective tax rate.

Impact of certain derivatives
The Company recognizes in consolidated income, any changes in the fair value of embedded derivatives on modco or funds withheld treaties, EIAs and variable annuities with guaranteed minimum benefit riders. The Company utilizes freestanding derivatives to minimize the income statement volatility due to changes in the fair value of embedded derivatives associated with guaranteed minimum benefit riders. The following table presents the effect of embedded derivatives and related freestanding derivatives on income before income taxes for the periods indicated (dollars in millions):

	Twelve months ended December 31,
	2019	2018	2017
Modco/Funds withheld:
Unrealized gains (losses)	$11	$(13)	$145
Deferred acquisition costs/retrocession	(15)	15	(70)
Net effect	(4)	2	75
EIAs:
Unrealized gains (losses)	(46)	17	40
Deferred acquisition costs/retrocession	23	(11)	(26)
Net effect	(23)	6	14
Guaranteed minimum benefit riders:
Unrealized gains (losses)	5	(15)	32
Deferred acquisition costs/retrocession	(21)	39	50
Net effect	(16)	24	82
Related freestanding derivatives	14	(29)	(96)
Net effect after related freestanding derivatives	(2)	(5)	(14)

Total net effect of embedded derivatives	(43)	32	171
Related freestanding derivatives	14	(29)	(96)
Total net effect after freestanding derivatives	$(29)	$3	$75

Results of Operations by Segment
U.S. and Latin America Operations
In the fourth quarter of 2019, the Company changed the name of the Financial Reinsurance business within the U.S. and Latin America Financial Solutions segment to “Capital Solutions”.  The name change better describes the product offerings for this part of the U.S. and Latin America's Financial Solutions segment.  This change does not affect any previously or future reported results for the U.S. and Latin America Financial Solutions segment.
The U.S. and Latin America operations include business generated by its offices in the U.S., Mexico and Brazil. The offices in Mexico and Brazil provide services to clients in other Latin American countries. U.S. and Latin America operations consist of two major segments: Traditional and Financial Solutions. The Traditional segment primarily specializes in the reinsurance of individual mortality-risk, health and long-term care and to a lesser extent, group reinsurance. The Financial Solutions segment consists of Asset-Intensive and Capital Solutions. Asset-Intensive within the Financial Solutions segment includes coinsurance of annuities and corporate-owned life insurance policies and to a lesser extent, fee-based synthetic guaranteed investment contracts, which include investment-only, stable value contracts. Capital Solutions within the Financial Solutions segment primarily involves assisting ceding companies in meeting applicable regulatory requirements by enhancing the ceding companies’ financial strength and regulatory surplus position through relatively low risk reinsurance and other transactions. Typically these transactions do not qualify as reinsurance under GAAP, due to the low-risk nature of the transactions, so only the related net fees are reflected in other revenues on the consolidated statements of income.

For the year ended December 31, 2019		Financial Solutions
	Traditional	Asset-Intensive	Capital Solutions	Total U.S. and Latin America
(dollars in millions)
Revenues:
Net premiums	$5,729	$39	$—	$5,768
Investment income, net of related expenses	769	927	4	1,700
Investment related gains (losses), net	(18)	75	—	57
Other revenues	20	137	97	254
Total revenues	6,500	1,178	101	7,779
Benefits and expenses:
Claims and other policy benefits	5,261	197	—	5,458
Interest credited	78	540	—	618
Policy acquisition costs and other insurance expenses	752	93	6	851
Other operating expenses	144	33	12	189
Total benefits and expenses	6,235	863	18	7,116
Income before income taxes	$265	$315	$83	$663

For the year ended December 31, 2018		Financial Solutions
	Traditional	Asset-Intensive	Capital Solutions	Total U.S. and Latin America
(dollars in millions)
Revenues:
Net premiums	$5,534	$27	$—	$5,561
Investment income, net of related expenses	730	700	6	1,436
Investment related gains (losses), net	8	(57)	—	(49)
Other revenues	24	128	103	255
Total revenues	6,296	798	109	7,203
Benefits and expenses:
Claims and other policy benefits	5,049	130	—	5,179
Interest credited	82	312	—	394
Policy acquisition costs and other insurance expenses	739	159	16	914
Other operating expenses	140	29	10	179
Total benefits and expenses	6,010	630	26	6,666
Income before income taxes	$286	$168	$83	$537

For the year ended December 31, 2017		Financial Solutions
	Traditional	Asset-Intensive	Capital Solutions	Total U.S. and Latin America
(dollars in millions)
Revenues:
Net premiums	$5,356	$24	$—	$5,380
Investment income, net of related expenses	728	770	9	1,507
Investment related gains (losses), net	(2)	145	—	143
Other revenues	18	98	105	221
Total revenues	6,100	1,037	114	7,251
Benefits and expenses:
Claims and other policy benefits	4,761	78	—	4,839
Interest credited	82	380	—	462
Policy acquisition costs and other insurance expenses	753	230	23	1,006
Other operating expenses	131	28	10	169
Total benefits and expenses	5,727	716	33	6,476
Income before income taxes	$373	$321	$81	$775
Income before income taxes increased by $126 million, or 23.5% in 2019. The increase in 2019 was due to income from asset-intensive transactions executed since the third quarter of 2018, including investment related gains recognized during portfolio reposition.

Traditional Reinsurance
Income before income taxes for the U.S. and Latin America Traditional segment decreased by $21 million, or 7.3% in 2019. The decrease in 2019 was primarily due to unfavorable claims experience within the Individual Mortality business as well as changes in the value of embedded derivatives associated with reinsurance treaties structured on a modco or funds withheld basis. These were partially offset by an increase in variable investment income and improved claims experience within the Group and Individual Health lines of business.
Net premiums increased $195 million, or 3.5%, in 2019. The increase in 2019 was primarily due to organic growth as well as new sales. The segment added new life business production, measured by face amount of insurance in force, of $115.8 billion, and $106.5 billion during 2019 and 2018, respectively. Total face amount of life business in force was $1,619.6 billion, and $1,610.1 billion of December 31, 2019 and 2018, respectively.
Net investment income increased $39 million, or 5.3%, in 2019, which was due to an increase in variable investment income from real estate joint ventures and limited partnerships as well as a higher invested asset base.
Claims and other policy benefits as a percentage of net premiums (“loss ratios”) were 91.8%, and 91.2% in 2019 and 2018, respectively. The increase in the loss ratio for 2019 was primarily due to unfavorable claims experience in the individual mortality line of business, specifically large claim experience. Large claims ($1 million or more per claim) can be particularly volatile form year to year.
Interest credited expense decreased by $4 million, or 4.9%, in 2019. Interest credited in this segment relates to amounts credited on cash value products, which also have a significant mortality component. Income before income taxes is affected by the spread between the investment income and the interest credited on the underlying products.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 13.1%, and 13.3% in 2019 and 2018, respectively. Overall, these ratios are expected to remain in a predictable range and may fluctuate from period to period due to varying allowance levels within coinsurance-type arrangements. The amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies may vary. Also, the mix of first year coinsurance business versus yearly renewable term business can cause the percentage to fluctuate from period to period. In recent years, reinsurance treaties weighted toward yearly renewable term structures have contributed to relatively stable rates.
Other operating expenses increased $4 million, or 2.9%, in 2019. In addition to reflecting normal growth in employee related costs, the increase in operating expenses for 2019 reflects expense growth associated with key business line initiatives focused on enhancing the services and reinsurance options for clients. Other operating expenses, as a percentage of net premiums, were 2.5%, in both 2019 and 2018. The expense ratio tends to fluctuate only slightly from period to period due to maturity and scale of this segment.
Financial Solutions - Asset-Intensive Reinsurance
Asset-Intensive within the U.S. and Latin America Financial Solutions segment primarily assumes investment risk within underlying annuities and other investment oriented products. Most of these agreements are coinsurance, with some on a coinsurance with funds withheld or modco. The Company recognizes profits or losses primarily from the spread between the investment income earned and amounts credited on the underlying deposit liabilities, income associated with longevity risk, and fees associated with variable annuity account values and guaranteed investment contracts.
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

For the year ended December 31,	2019	2018	2017
(dollars in millions)
Revenues:
Total revenues	$1,178	$798	$1,037
Less:
Embedded derivatives – modco/funds withheld treaties	29	(21)	146
Guaranteed minimum benefit riders and related free standing derivatives	(5)	6	(18)
Revenues before certain derivatives	1,154	813	909
Benefits and expenses:
Total benefits and expenses	863	630	716
Less:
Embedded derivatives – modco/funds withheld treaties	15	(15)	70
Guaranteed minimum benefit riders and related free standing derivatives	(3)	11	(5)
Equity-indexed annuities	23	(6)	(14)
Benefits and expenses before certain derivatives	828	640	665
Income (loss) before income taxes:
Income before income taxes	315	168	321
Less:
Embedded derivatives – modco/funds withheld treaties	14	(6)	76
Guaranteed minimum benefit riders and related free standing derivatives	(2)	(5)	(13)
Equity-indexed annuities	(23)	6	14
Income before income taxes and certain derivatives	$326	$173	$244
Embedded Derivatives - Modco/Funds Withheld Treaties - Represents the change in the fair value of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis. The fair value changes of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in benefits and expenses. The Company’s utilization of a credit valuation adjustment did not have a material effect on the change in fair value of these embedded derivatives for the years ended December 31, 2019 and 2018.
The change in fair value of the embedded derivatives - modco/funds withheld treaties increased income before income taxes by $14 million in 2019. The increase in 2019 was primarily the result of repositioning in the funds withheld portfolio, partially offset by widening credit spreads.
Guaranteed Minimum Benefit Riders - Represents the impact related to guaranteed minimum benefits associated with the Company’s reinsurance of variable annuities. The fair value changes of the guaranteed minimum benefits along with the changes in fair value of the free standing derivatives (interest rate swaps, financial futures and equity options), purchased by the Company to substantially hedge the liability are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in benefits and expenses. The Company’s utilization of a credit valuation adjustment did not have a material effect on the change in fair value of these embedded derivatives for the years ended December 31, 2019 and 2018.
The change in fair value of the guaranteed minimum benefits, after allowing for changes in the associated free standing derivatives, decreased income before income taxes by $2 million in 2019. The decrease in income for 2019 is primarily due to the annual update of best estimate actual policyholder assumptions, partially offset by favorable hedging results.
Equity-Indexed Annuities - Represents changes in the liability for equity-indexed annuities in excess of changes in account value, after adjustments for related deferred acquisition expenses. The change in fair value of embedded derivative liabilities associated with equity-indexed annuities increased (decreased) income before income taxes by $(23) million in 2019 . The decrease in income in 2019 was primarily due to interest rate movements.
Discussion and analysis before certain derivatives
Income before income taxes and certain derivatives increased by $153 million in 2019,which was primarily due to income from new asset-intensive transactions, including investment related gains recognized during the repositioning of investment portfolios related to those new transactions.
Revenue before certain derivatives increased by $341 million in 2019. The increase in 2019 was primarily due to income from asset-intensive transactions, executed since the third quarter of 2018, including investment related gains recognized during portfolio repositioning.
Benefits and expenses before certain derivatives increased by $188 million in 2019. The increase in benefits and expenses in 2019 was primarily due to benefits and expenses from asset-intensive transactions executed since the third quarter of 2018.

The invested asset base supporting this segment increased to $24.0 billion as of December 31, 2019 from $20.1 billion as of December 31, 2018. The increase in the asset base was due primarily to the coinsurance of $5.3 billion in new in force transactions in 2019. As of December 31, 2019 and 2018, $3.5 billion and $3.8 billion, respectively, of the invested assets were funds withheld at interest, of which greater than 90% is associated with one client.
Financial Solutions - Capital Solutions
Capital Solutions within the U.S. Financial Solutions segment income before income taxes consists primarily of net fees earned on financial reinsurance and other capital solutions transactions. Additionally, a portion of the business is brokered business in which the Company does not participate in the assumption of risk. The fees earned from financial reinsurance contracts and brokered business are reflected in other revenues, and the fees paid to retrocessionaires are reflected in policy acquisition costs and other insurance expenses.
Income before income taxes for the year ended December 31, 2019 was consistent with 2018 as the effect of a new transaction that closed in the fourth quarter of 2019 was offset by terminations earlier in the year.
At December 31, 2019 and 2018, the amount of business assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures, was $18.2 billion, and $14.2 billion, respectively. The increases in 2019 were primarily attributed to an increase in the number of new transactions and growth on existing transactions. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and, therefore, can fluctuate from period to period.

Canada Operations
The Company conducts reinsurance business in Canada primarily through RGA Canada, which assists clients with capital management activity and mortality and morbidity risk management. The Canada operations are primarily engaged in Traditional reinsurance, which consists mainly of traditional individual life reinsurance, and to a lesser extent creditor, group life and health, critical illness and disability reinsurance. Creditor insurance covers the outstanding balance on personal, mortgage or commercial loans in the event of death, disability or critical illness and is generally shorter in duration than traditional individual life insurance. The Canada Financial Solutions segment consists of longevity and capital solutions.

For the year ended December 31, 2019	Traditional	Financial Solutions	Total Canada
(dollars in millions)
Revenues:
Net premiums	$1,066	$89	$1,155
Investment income, net of related expenses	205	3	208
Investment related gains (losses), net	14	—	14
Other revenues	1	7	8
Total revenues	1,286	99	1,385
Benefits and expenses:
Claims and other policy benefits	857	80	937
Interest credited	—	—	—
Policy acquisition costs and other insurance expenses	224	2	226
Other operating expenses	37	2	39
Total benefits and expenses	1,118	84	1,202
Income before income taxes	$168	$15	$183

For the year ended December 31, 2018	Traditional	Financial Solutions	Total Canada
(dollars in millions)
Revenues:
Net premiums	$1,024	$43	$1,067
Investment income, net of related expenses	199	2	201
Investment related gains (losses), net	(1)	—	(1)
Other revenues	2	4	6
Total revenues	1,224	49	1,273
Benefits and expenses:
Claims and other policy benefits	848	37	885
Interest credited	—	—	—
Policy acquisition costs and other insurance expenses	231	1	232
Other operating expenses	33	1	34
Total benefits and expenses	1,112	39	1,151
Income before income taxes	$112	$10	$122

For the year ended December 31, 2017	Traditional	Financial Solutions	Total Canada
(dollars in millions)
Revenues:
Net premiums	$902	$38	$940
Investment income, net of related expenses	189	5	194
Investment related gains (losses), net	11	—	11
Other revenues	1	6	7
Total revenues	1,103	49	1,152
Benefits and expenses:
Claims and other policy benefits	758	30	788
Interest credited	—	—	—
Policy acquisition costs and other insurance expenses	192	1	193
Other operating expenses	33	1	34
Total benefits and expenses	983	32	1,015
Income before income taxes	$120	$17	$137
Income before income taxes increased by $61 million, or 50.0%, in 2019, which was primarily due to favorable mortality experience. Foreign currency exchange fluctuation in the Canadian dollar resulted in a decrease in income before income taxes of $5 million in 2019.
Traditional Reinsurance
Income before income taxes increased by $56 million, or 50.0%, in 2019. The increase in income for 2019 was primarily due to favorable individual mortality experience. Foreign currency exchange fluctuation in the Canadian dollar resulted in a decrease in income before income taxes of $5 million in 2019.
Net premiums increased by $42 million, or 4.1%, in 2019. The increase in 2019 was primarily due to a new in force block transaction completed in the last quarter of 2018 as well as two non-recurring payments received relating to blocks of existing business totaling $22 million. Foreign currency exchange fluctuation in the Canadian dollar resulted in a decrease in net premiums of $25 million in 2019. The segment added new business production, measured by face amount of insurance in force, of $40.4 billion and $43.1 billion during 2019 and 2018, respectively.
Net investment income increased $6 million, or 3.0%, in 2019. The increase in net investment income was primarily a result of an increase in the invested asset base due to growth in the underlying business volume, partially offset by foreign currency exchange fluctuations of $5 million.
Loss ratios for the segment were 80.4% and 82.8% in 2019 and 2018, respectively. The decrease in the 2019 loss ratio was due to favorable individual mortality experience.
Policy acquisition costs and other insurance expenses as a percentage of net premiums for traditional individual life business were 21.0% and 22.6% in 2019 and 2018, respectively. Overall, while these ratios are expected to remain in a predictable range, and may fluctuate from period to period due to varying allowance levels and product mix. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary.

Other operating expenses increased by $4 million, or 12.1%, in 2019 primarily due to higher incentive compensation accruals. Other operating expenses as a percentage of net premiums were 3.5% and 3.2% 2019 and 2018, respectively.
Financial Solutions
Income before income taxes increased by $5 million, or 50.0%, in 2019. The increase in income before income taxes in 2019 was primarily a result of two new transactions and favorable investment income. Foreign currency exchange fluctuation in the Canadian dollar had an immaterial effect on income before income taxes.
Net premiums increased $46 million, or 107.0%, in 2019. The increase in net premiums in 2019 was primarily due to a new longevity transaction completed in 2019. Foreign currency exchange fluctuation in the Canadian dollar resulted in a decrease in net premiums of $2 million in 2019.
Net investment income increased by $1 million, or 50.0%, in 2019, which was primarily due to an increase in the invested asset base.
Claims and other policy benefits increased by $43 million, or 116.2%, in 2019. The increase in 2019 was primarily a result of the aforementioned new longevity transaction completed in 2019. Foreign currency exchange fluctuations in the Canadian dollar resulted in a decrease in claims and other policy benefits of $2 million in 2019.

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

For the year ended December 31, 2019	Traditional	Financial Solutions	Total EMEA
(dollars in millions)
Revenues:
Net premiums	$1,442	$218	$1,660
Investment income, net of related expenses	73	195	268
Investment related gains (losses), net	—	9	9
Other revenues	5	28	33
Total revenues	1,520	450	1,970
Benefits and expenses:
Claims and other policy benefits	1,205	149	1,354
Interest credited	—	26	26
Policy acquisition costs and other insurance expenses	114	12	126
Other operating expenses	121	40	161
Total benefits and expenses	1,440	227	1,667
Income before income taxes	$80	$223	$303

For the year ended December 31, 2018	Traditional	Financial Solutions	Total EMEA
(dollars in millions)
Revenues:
Net premiums	$1,424	$195	$1,619
Investment income, net of related expenses	66	134	200
Investment related gains (losses), net	—	1	1
Other revenues	5	20	25
Total revenues	1,495	350	1,845
Benefits and expenses:
Claims and other policy benefits	1,233	123	1,356
Interest credited	—	(7)	(7)
Policy acquisition costs and other insurance expenses	99	4	103
Other operating expenses	108	33	141
Total benefits and expenses	1,440	153	1,593
Income before income taxes	$55	$197	$252

For the year ended December 31, 2017	Traditional	Financial Solutions	Total EMEA
(dollars in millions)
Revenues:
Net premiums	$1,301	$164	$1,465
Investment income, net of related expenses	56	123	179
Investment related gains (losses), net	—	5	5
Other revenues	5	19	24
Total revenues	1,362	311	1,673
Benefits and expenses:
Claims and other policy benefits	1,096	143	1,239
Interest credited	—	11	11
Policy acquisition costs and other insurance expenses	92	2	94
Other operating expenses	104	31	135
Total benefits and expenses	1,292	187	1,479
Income before income taxes	$70	$124	$194
Income before income taxes increased by $51 million, or 20.2%, in 2019. The increase in income before income taxes for 2019 was primarily due to favorable performance in the closed block longevity and payout annuity business, as well as favorable individual mortality and morbidity experience and increased business volumes. Foreign currency exchange fluctuations resulted in a decrease in income before income taxes of $13 million in 2019.
Traditional Reinsurance
Income before income taxes increased by $25 million, or 45.5%, in 2019. The increase in income before income taxes in 2019 was primarily due to an improvement in individual mortality and morbidity experience. Foreign currency exchange fluctuations resulted in a decrease in income before income taxes of $5 million in 2019.
Net premiums increased by $18 million, or 1.3%, in 2019, which was primarily due to increased business volumes on existing treaties partially offset by treaty terminations. The segment added new business production, measured by face amount of insurance in force, of $147.4 billion and $190.2 billion during 2019 and 2018, respectively. The face amount of reinsurance in force totaled $776.4 billion and $716.3 billion, at December 31, 2019 and 2018, respectively. Foreign currency fluctuations unfavorably affected the face amount of reinsurance in force by $19.2 billion and $41.4 billion in 2019 and 2018, respectively. Foreign currency exchange fluctuations resulted in a decrease in net premiums of $77 million in 2019. The segment’s primary currencies are the British pound, the Euro and the South African rand.
A portion of the net premiums for the segment relates to reinsurance of critical illness coverage, primarily in the UK. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Net premiums earned from this coverage totaled $178 million and $188 million in 2019 and 2018, respectively.
Net investment income increased by $7 million, or 10.6%, in 2019, which was primarily due to an increase in the invested asset base resulting from business growth. Foreign currency exchange fluctuations resulted in a decrease in net investment income of $4 million in 2019.
Loss ratios for this segment were 83.6% and 86.7% in 2019 and 2018, respectively. The decrease in loss ratio in 2019 was due to normal claims variability associated with individual mortality and morbidity business and changes in business mix.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 7.9% and 7.0% for 2019 and 2018, respectively. The increase in the policy acquisition cost ratio in 2019 was due primarily to changes in the mix of business.
Other operating expenses increased by $13 million, or 12.0%, in 2019. The increase in 2019 was in line with expected expense levels required to support the business as well as higher incentive-based compensation. Foreign currency exchange fluctuations resulted in a decrease in other operating expenses of $6 million in 2019. Other operating expenses as a percentage of net premiums totaled 8.4% and 7.5% 2019 and 2018, respectively.
Financial Solutions
Income before income taxes increased by $26 million, or 13.2%, in 2019. The increase in 2019 was primarily due to favorable performance in the closed block longevity and payout annuity businesses. Foreign currency exchange fluctuations resulted in a decrease in income before income taxes of $9 million in 2019.
Net premiums increased by $23 million, or 11.8%, in 2019. The increase in net premiums was due to higher new business volumes of closed longevity business. Foreign currency exchange fluctuations resulted in a decrease in net premiums of $10 million in 2019.

Net investment income increased $61 million, or 45.5%, in 2019. The increase in investment income in 2019 was due to an increased invested asset yield as a result of repositioning a portion of the portfolio to higher yielding assets such as lifetime mortgages, increased invested asset base resulting from business growth, and an increase in investment income associated with unit-linked policies which fluctuate with market performance. The effect on investment income related to unit-linked products is substantially offset by a corresponding change in interest credited. Foreign currency exchange fluctuations resulted in a decrease in investment income of $9 million in 2019.
Other revenues increased by $8 million, or 40.0% in 2019. The increase in 2019 in other revenues was primarily due to a recapture fee associated with the early termination of a transaction and other fees related to new transactions. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and, therefore, can fluctuate from period to period.
Claims and other policy benefits increased $26 million, or 21.1%, in 2019, which was primarily due to business growth and a normalization of performance on the closed block longevity business compared to favorable performance in 2018.
Interest credited expense increased by $33 million in 2019. Interest credited includes amounts credited to the contractholders of unit-linked products. This amount will fluctuate according to contractholder investment selections, equity returns and interest rates. The effect on interest credited related to unit-linked products is substantially offset by a corresponding change in investment income.
Other operating expenses increased by $7 million, or 21.2%, in 2019. The increase in other operating expenses in 2019 was due to normal growth in operations and an increase in acquisition related costs. Foreign currency exchange fluctuations resulted in a decrease in operating expenses of $2 million in 2019.
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

For the year ended December 31, 2019	Traditional	Financial Solutions	Total Asia Pacific
(dollars in millions)
Revenues:
Net premiums	$2,568	$146	$2,714
Investment income, net of related expenses	104	46	150
Investment related gains (losses), net	—	9	9
Other revenues	9	27	36
Total revenues	2,681	228	2,909
Benefits and expenses:
Claims and other policy benefits	2,317	131	2,448
Interest credited	—	31	31
Policy acquisition costs and other insurance expenses	92	25	117
Other operating expenses	167	18	185
Total benefits and expenses	2,576	205	2,781
Income before income taxes	$105	$23	$128

For the year ended December 31, 2018	Traditional	Financial Solutions	Total Asia Pacific
(dollars in millions)
Revenues:
Net premiums	$2,296	$1	$2,297
Investment income, net of related expenses	96	40	136
Investment related gains (losses), net	—	(10)	(10)
Other revenues	25	23	48
Total revenues	2,417	54	2,471
Benefits and expenses:
Claims and other policy benefits	1,885	14	1,899
Interest credited	—	26	26
Policy acquisition costs and other insurance expenses	195	3	198
Other operating expenses	159	17	176
Total benefits and expenses	2,239	60	2,299
Income before income taxes	$178	$(6)	$172

For the year ended December 31, 2017	Traditional	Financial Solutions	Total Asia Pacific
(dollars in millions)
Revenues:
Net premiums	$2,053	$3	$2,056
Investment income, net of related expenses	92	34	126
Investment related gains (losses), net	—	14	14
Other revenues	65	23	88
Total revenues	2,210	74	2,284
Benefits and expenses:
Claims and other policy benefits	1,636	18	1,654
Interest credited	—	22	22
Policy acquisition costs and other insurance expenses	278	5	283
Other operating expenses	147	16	163
Total benefits and expenses	2,061	61	2,122
Income before income taxes	$149	$13	$162
Income before income taxes decreased by $44 million, or 25.6%, in 2019. The decrease in income before income taxes in 2019 was the result of unfavorable claims experience as compared to the prior year across the segment, partially offset by income from new business growth within the Financial Solutions business. Foreign currency exchange fluctuations resulted in an increase in income before income taxes of $4 million in 2019.
Traditional Reinsurance
Income before income taxes decreased by $73 million, or 41.0%, in 2019. The decrease in income before income taxes in 2019 was primarily due to unfavorable claims experience as compared to prior year across the segment. Foreign currency exchange fluctuations resulted in an increase in income before income taxes of $3 million in 2019.
Net premiums increased by $272 million, or 11.8%, in 2019. The increase in net premiums for 2019 was primarily driven by new business as well as in force growth in Asian markets offset by reductions to Australian group business driven by new legislation that was effective July 2019. The segment added new business production, measured by face amount of insurance in force, of $69.7 billion and $66.9 billion during 2019 and 2018, respectively. The face amount of reinsurance in force totaled $662.0 billion and $616.9 billion at December 31, 2019 and 2018, respectively. Foreign currency fluctuations unfavorably affected the face amount of reinsurance in force by $1.0 billion in 2019. Foreign currency exchange fluctuations resulted in a decrease in net premiums of $65 million in 2019.
A portion of the net premiums for the segment relates to reinsurance of critical illness coverage. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Reinsurance of critical illness in the Asia Pacific Traditional segment is offered primarily in South Korea, Australia, China and Hong Kong. Net premiums from this coverage totaled $1,055 million and $806 million in 2019 and 2018, respectively.
Net investment income increased $8 million, or 8.3%, in 2019. The increase in 2019 was primarily due to an increase in invested asset base, partially offset by a lower investment yield and foreign currency fluctuations. Foreign currency exchange fluctuations resulted in a decrease in net investment income of $4 million in 2019.

Other revenues decreased by $16 million, or 64.0%, in 2019. The decrease in other revenues in 2019 was primarily related to a $10 million recapture fee in 2018 associated with one transaction in Australia as well as as variances in foreign currency gains and losses. Foreign currency exchange fluctuations resulted in a decrease in other revenues of $1 million in 2019.
Loss ratios for this segment were 90.2% and 82.1% for 2019 and 2018, respectively. The increase in the loss ratio in 2019 was primarily due to unfavorable claims experience compared to the prior year across the segment.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 3.6%, and 8.5% for 2019 and 2018, respectively. These percentages fluctuate due to timing of client company reporting, premium refunds, variations in the mixture of business and the relative maturity of the business. In addition, as the segment grows, renewal premiums, which have lower allowances than first-year premiums, represent a greater percentage of the total net premiums. Experience adjustments in Asia resulted in reduced policy acquisition costs and other insurance expenses in 2019.
Other operating expenses increased $8 million, or 5.0%, in 2019, which was due to increased compensation costs, primarily in the growing Asian operations. Foreign currency exchange fluctuations resulted in a decrease in operating expenses of $5 million in 2019. Other operating expenses as a percentage of net premiums totaled 6.5%, and 6.9% in 2019 and 2018, respectively.
Financial Solutions
Income before income taxes increased by $29 million in 2019. The increase in income before income taxes in 2019 was primarily due to new business growth in Asia. Foreign currency exchange fluctuations resulted in an increase in income before income taxes of $1 million in 2019.
Net premiums increased by $145 million in 2019. The increase was primarily due to new asset-intensive transactions in Asia.
Net investment income increased $6 million, or 15.0%, in 2019. The increase in investment income in 2019 was primarily due to an increase in invested asset base from new asset-intensive transactions, partially offset by a lower investment yield and foreign currency fluctuations. Foreign currency exchange fluctuations resulted in a decrease in net investment income of $1 million.
Other revenues increased by $4 million, or 17.4%, in 2019, which was primarily due to higher income from new financial reinsurance transactions. The amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures was $3.9 billion and $2.9 billion at December 31, 2019 and 2018, respectively. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and therefore can fluctuate from period to period.
Claims and other policy benefits increased by $117 million in 2019, which was due to new asset-intensive transactions in Asia.
Other operating expenses increased by $1 million, or 5.9%, in 2019. The timing of premium flows and the level of costs associated with the entrance into and development of new markets in the Asia Pacific Financial Solutions segment causes other operating expenses to fluctuate over periods of time.

Corporate and Other
Corporate and Other revenues primarily include investment income from unallocated invested assets, investment related gains and losses and service fees. Corporate and Other expenses consist of the offset to capital charges allocated to the operating segments within the policy acquisition costs and other insurance income line item, unallocated overhead and executive costs, interest expense related to debt, and the investment income and expense associated with the Company’s collateral finance and securitization transactions and service business expenses. Additionally, Corporate and Other includes results from certain wholly-owned subsidiaries, such as RGAx, and joint ventures that, among other activities, develop and market technology, and provide consulting and outsourcing solutions for the insurance and reinsurance industries. In the past two years, the Company has increased its investment and expenditures in this area in an effort to both support its clients and accelerate the development of new solutions and services to increase consumer engagement within the life insurance industry and hence generate new future revenue streams.

For the year ended December 31,	2019	2018	2017
(dollars in millions)
Revenues:
Net premiums	$—	$—	$—
Investment income, net of related expenses	194	166	149
Investment related gains (losses), net	2	(111)	(5)
Other revenues	61	29	12
Total revenues	257	84	156
Benefits and expenses:
Claims and other policy benefits	—	—	(1)
Interest credited	22	12	7
Policy acquisition costs and other insurance income	(116)	(124)	(109)
Other operating expenses	294	256	209
Interest expense	173	147	146
Collateral finance and securitization expense	29	30	29
Total benefits and expenses	402	321	281
Loss before income taxes	$(145)	$(237)	$(125)
Loss before income taxes decreased by $92 million in 2019. The decrease in loss before income taxes for 2019 was primarily due to increased investment income, net of related expenses, decreased investment related losses, and increased other revenues partially offset by increased operating and interest expense.
Net investment income increased by $28 million, or 16.9%, in 2019. The increase in 2019 was attributable to increased unallocated invested assets as result of the 2019 debt issuance.
Net investment related losses decreased by $113 million in 2019. The decrease in net investment related losses in 2019 was due to net gains on the sale of fixed maturity securities of $25 million compared to losses in the prior year of $55 million and an increase in the fair value of equity securities of $37 million compared to a decline in 2018 of $24 million, which were partially offset by a $3 million increase in investment impairments.
Other revenues increased by $32 million, or 110.3%, in 2019. The increase in 2019 was mainly due to a recapture of a collateral finance transaction, which resulted in a $13 million fee paid to the Company. In addition, the Company’s RGAx operations contributed $46 million to other revenues compared to $30 million in 2018.
Policy acquisition costs and other insurance income increased by $8 million, or 6.5%, in 2019. Fluctuations period over period were attributable to the offset to capital charges allocated to the operating segments.
Other operating expenses increased by $38 million, or 14.8%, in 2019. The increase in other operating expenses during 2019 was due to growth in strategic initiatives, such as RGAx, and increased incentive-based compensation.
Interest expense increased by $26 million, or 17.7%, in 2019. The increase in interest expense resulted primarily from the issuance of $600 million in long-term debt in May 2019, which was partially offset by the repayment of $400 million of long-term debt in November, and the variability in tax-related interest expense.

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
Current Market Environment
The Company’s average investment yield, excluding spread related business, for 2019 was at 4.56%, 11 basis points above the comparable 2018 rate. However, the current interest rate environment continues to put downward pressure on the Company’s investment yield. The Company’s insurance liabilities, in particular its annuity products, are sensitive to changing market factors. Due to decreases in risk free interest rates, gross unrealized gains on fixed maturity securities available-for-sale increased from $1.9 billion at December 31, 2018 to $4.5 billion at December 31, 2019. Gross unrealized losses decreased from $748 million at December 31, 2018 to $110 million at December 31, 2019.
The Company continues to be in a position to hold any investment security showing an unrealized loss until recovery, provided it remains comfortable with the credit of the issuer. As indicated above, gross unrealized gains on investment securities of $4.5 billion remain well in excess of gross unrealized losses of $110 million as of December 31, 2019. The Company does not rely on short-term funding or commercial paper and to date it has experienced no liquidity pressure, nor does it anticipate such pressure in the foreseeable future.
The Company projects its reserves to be sufficient and it would not expect to write down deferred acquisition costs or be required to take any actions to augment capital, even if interest rates remain at current levels for the next five years, assuming all other factors remain constant. While the Company has felt the pressures of sustained low interest rates and volatile equity markets and may continue to do so, its business and results of operations are not overly sensitive to these risks. Mortality and morbidity risks continue to be the most significant risk for the Company. Although management believes the Company’s current capital base is adequate to support its business at current operating levels, it continues to monitor new business opportunities and any associated new capital needs that could arise from the changing financial landscape.
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
RGA, through wholly-owned subsidiaries, has committed to provide statutory reserve support to third parties, in exchange for a fee, by funding loans if certain defined events occur. Such statutory reserves are required under the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX for term life insurance policies and Regulation A-XXX for universal life secondary guarantees). The third-parties have recourse to RGA should the subsidiary fail to provide the required funding, however, as of December 31, 2019, the Company does not believe that it will be required to provide any funding under these commitments as the occurrence of the defined events is considered remote. See Note 12 - “Commitments, Contingencies and Guarantees” in the Notes to Consolidated Financial Statements for a table that presents these commitments by period and maximum obligation.
RGA established an intercompany revolving credit facility where certain subsidiaries can lend to or borrow from each other and from RGA in order to manage capital and liquidity more efficiently. The intercompany revolving credit facility, which is a series of demand loans among RGA and its affiliates, is permitted under applicable insurance laws. This facility reduces overall borrowing costs by allowing RGA and its operating companies to access internal cash resources instead of incurring third-party transaction costs. The statutory borrowing and lending limit for RGA’s Missouri-domiciled insurance subsidiaries is currently 3% of the insurance company’s admitted assets as of its most recent year-end. There were borrowings of $196 million and $21 million outstanding under the intercompany revolving credit facility as of December 31, 2019 and 2018, respectively. In addition to loans associated with the intercompany revolving credit facility, RGA and its subsidiary, RGA Capital LLC, provided loans to RGA Australian Holdings Pty Limited with a total outstanding balance of $42 million as of December 31, 2019 and 2018.
The Company believes that it has sufficient liquidity for the next 12 months to fund its cash needs under various scenarios that include the potential risk of early recapture of reinsurance treaties and higher than expected death and morbidity claims. Historically, the Company has generated positive net cash flows from operations. However, in the event of significant unanticipated cash requirements beyond normal liquidity, the Company has multiple liquidity alternatives available based on market conditions and the amount and timing of the liquidity need. These options include borrowings under committed credit facilities, secured borrowings, the ability to issue long-term debt, preferred securities or common equity and, if necessary, the sale of invested assets, subject to market conditions.
Undistributed earnings of the Company’s foreign subsidiaries are targeted for reinvestment outside of the U.S. As of December 31, 2019, the amount of cash and cash equivalents and short-term investments held by the Company’s subsidiaries that are taxed in a foreign jurisdiction was $720 million. The Global Intangible Low-Taxed Income (“GILTI”) and Subpart F provisions of U.S. Tax Reform generally eliminate U.S. federal income tax deferral on earnings of foreign subsidiaries, while the dividend received deduction generally allows for tax-free repatriation of any untaxed earnings. Therefore, the Company does not expect to incur any material incremental U.S. federal income tax on repatriation of these earnings. Incremental foreign withholding taxes are not expected to be material.
RGA endeavors to maintain a capital structure that provides financial and operational flexibility to its subsidiaries, credit ratings that support its competitive position in the financial services marketplace, and shareholder returns. As part of the Company’s capital deployment strategy, it has in recent years repurchased shares of RGA common stock and paid dividends to RGA shareholders, as authorized by the board of directors. In January 2017, RGA’s board of directors authorized a share repurchase program, with no expiration date, to repurchase up to $400 million of RGA’s outstanding common stock. On January 24, 2019, RGA’s board of directors authorized a share repurchase program for up to $400 million of RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date. In connection with this new authorization, the board of directors terminated the stock repurchase authority granted in 2017. The pace of repurchase activity depends on various factors such as the level of available cash, an evaluation of the costs and benefits associated with alternative uses of excess capital, such as acquisitions and in force reinsurance transactions, and RGA’s stock price. Details underlying dividend and share repurchase program activity were as follows (in millions, except share data):

	2019	2018	2017
Dividends to shareholders	$163	$140	$117
Repurchases of treasury stock (1)	80	284	27
Total amount paid to shareholders	$243	$424	$144

Number of shares repurchased (1)	546,614	1,932,055	208,680
Average price per share	$146.00	$146.75	$128.89
(1) Excludes shares utilized to execute and settle certain stock incentive awards.
RGA declared dividends totaling $2.60 per share in 2019. All future payments of dividends are at the discretion of RGA’s board of directors and will depend on the Company’s earnings, capital requirements, insurance regulatory conditions, operating conditions, and other such factors as the board of directors may deem relevant. The amount of dividends that RGA can pay will depend in part on the operations of its reinsurance subsidiaries.
See Note 13 - “Debt” and Note 17 - “Equity” in the Notes to Consolidated Financial Statements for additional information regarding the Company’s securities transactions.
Statutory Dividend Limitations
RCM, RGA Reinsurance and Chesterfield Re are subject to Missouri statutory provisions that restrict the payment of dividends. They may not pay dividends in any 12-month period in excess of the greater of the prior year’s statutory net gain from operations or 10% of statutory capital and surplus at the preceding year-end, without regulatory approval. Aurora National is subject to California statutory provisions that are identical to those imposed by Missouri regarding the ability of Aurora National to pay dividends to RGA Reinsurance. The applicable statutory provisions only permit an insurer to pay a shareholder dividend from unassigned surplus. Any dividends paid by RGA Reinsurance would be paid to RCM, its parent company, which in turn has restrictions related to its ability to pay dividends to RGA. Chesterfield Re would pay dividends to its immediate parent Chesterfield Financial, which would in turn pay dividends to RCM, subject to the terms of the indenture for the embedded value securitization transaction, in which Chesterfield Financial cannot declare or pay any dividends so long as any private placement notes are outstanding. The MDCI allows RCM to pay a dividend to RGA to the extent RCM received the dividend from its subsidiaries, without limitation related to the level of unassigned surplus. Dividend payments from other subsidiaries are subject to regulations in the jurisdiction of domicile, which are generally based on their earnings and/or capital level.
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
As of December 31, 2019 and 2018, the Company had $3.0 billion and $2.8 billion, respectively, in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. As of December 31, 2019 and 2018, the average interest rate on long-term debt outstanding was 4.82% and 5.24%, respectively. The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of its subsidiaries, investment earnings on undeployed capital proceeds, available liquidity at the holding company, and the Company’s ability to raise additional funds.
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
The Company may borrow up to $850 million in cash and obtain letters of credit in multiple currencies on its revolving credit facility that matures in August 2023. As of December 31, 2019, the Company had no cash borrowings outstanding and $20 million in issued, but undrawn, letters of credit under this facility.
On May 15, 2019, RGA issued 3.9% Senior Notes due May 15, 2029 with a face amount of $600 million. This security has been registered with the Securities and Exchange Commission. The net proceeds were approximately $594 million and were used in part to repay upon maturity the Company’s $400 million 6.45% Senior Notes that matured in November 2019. The remainder will be used for general corporate purposes. Capitalized issue costs were approximately $5 million.
Based on the historic cash flows and the current financial results of the Company, management believes RGA’s cash flows will be sufficient to enable RGA to meet its obligations for at least the next 12 months.
Letters of Credit
The Company has obtained bank letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions similar to those described in the “Debt” discussion above. At December 31, 2019, there were approximately $62 million of outstanding bank letters of credit in favor of third parties. Additionally, in accordance with applicable regulations, the Company utilizes letters of credit to secure statutory reserve credits when it retrocedes business to its affiliated subsidiaries. The Company cedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions, such as the U.S. and the UK. The Company believes the capital required to support the business in the affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of December 31, 2019, $1.2 billion in letters of credit from various banks were outstanding, but undrawn, backing reinsurance between the various subsidiaries of the Company. See Note 13—“Debt” in the Notes to Consolidated Financial Statements for information regarding the Company’s letter of credit facilities.
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
The Company has issued both collateral finance and securitization notes. The consolidated balance sheets include outstanding notes of $598 million and $682 million as of December 31, 2019 and 2018, respectively. See Note 14 - “Collateral Finance and Securitization Notes” in the Notes to Consolidated Financial Statements for additional information regarding the Company’s collateral finance and securitization notes.
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
In the U.S., the introduction of the certified reinsurer has provided an alternative way to manage collateral requirements. In 2014, RGA Americas was designated as a certified reinsurer by the MDCI. This designation allows the Company to retrocede business to RGA Americas in lieu of using captives for collateral requirements. Effective in 2017, principles-based reserves are permitted in the U.S. During 2016, the NAIC amended the standard valuation law to adopt life principles-based reserving that was effective January 1, 2017, allowing a three-year adoption period. The Company has chosen not to establish new captives while it evaluates the impact of principles-based reserving upon its overall risk management and financing programs, but continues to evaluate the effectiveness of the certified reinsurer option for financing its reserve growth compared to the option of establishing captives under the U.S. post-2014 regulations.

Assets in Trust
The Company enters into reinsurance treaties in the ordinary course of business. In some cases, if the credit rating and/or defined statutory measures of the Company declines to certain levels, the reinsurance treaty would require the Company to post collateral or additional collateral to secure the Company’s obligations under such reinsurance treaty, obtain guarantees, permit the ceding company to recapture such reinsurance treaty, or some other negotiated remedy. As of December 31, 2019, neither the Company nor its subsidiaries have been required to post additional collateral or have had a reinsurance treaty recaptured as a result of a credit downgrade or a defined statutory measure decline.
In addition, certain reinsurance treaties require the Company to place assets in trust at the time of closing to collateralize its obligations to the ceding company. Assets placed in trust continue to be owned by the Company, but their beneficial ownership and use are restricted based on the terms of the trust agreement. Securities with an amortized cost of $2.8 billion were held in trust for the benefit of the Company’s subsidiaries to satisfy collateral requirements for reinsurance business at December 31, 2019. Additionally, securities with an amortized cost of $27.3 billion as of December 31, 2019, were held in trust to satisfy collateral requirements under certain third-party reinsurance treaties. Under certain conditions, the Company may be obligated to move reinsurance from one subsidiary to another subsidiary, post additional collateral or make payments under a given reinsurance treaty. These conditions include change in control or ratings of the subsidiary, insolvency, nonperformance under a reinsurance treaty, or loss of license or other regulatory authorization of such subsidiary. If the Company was ever required to move reinsurance from one subsidiary to another subsidiary, the risk to the Company on a consolidated basis under the reinsurance treaties would not change; however, additional collateral may need to be posted or additional capital may be required due to the change in jurisdiction of the subsidiary reinsuring the business, which could lead to a strain on liquidity.
Proceeds from the notes issued by Timberlake Financial and RGA’s direct investment in Timberlake Financial were deposited into a series of trust accounts as collateral and are not available to satisfy the general obligations of the Company. As of December 31, 2019 the Company held deposits in trust and in custody of $694 million for this purpose, which is not included in the figures above. A reserve account has been established to cover interest payments on notes issued by Chesterfield Financial that are not available to satisfy the general obligations of the Company. As of December 31, 2019 the Company held deposits in trust of $15 million for this purpose, which is not included in the figures above. See “Collateral Finance and Securitization Notes and Statutory Reserve Funding” above for additional information on the Timberlake Financial and Chesterfield Financial notes.
Reinsurance Operations
Reinsurance treaties, whether facultative or automatic, generally provide recapture provisions. Most U.S.-based reinsurance treaties include a recapture right for ceding companies, generally after 10 years. Outside of the U.S., treaties primarily include a mutually agreed-upon recapture provision. Recapture rights permit the ceding company to reassume all or a portion of the risk formerly ceded to the reinsurer. In some situations, the Company has the right to place assets in trust for the benefit of the ceding company in lieu of recapture. Additionally, certain treaties may grant recapture rights to ceding companies in the event of a significant decrease in RGA Reinsurance’s NAIC risk based capital ratio or financial strength rating. The RBC ratio trigger varies by treaty, with the majority between 125% and 225% of the NAIC’s company action level. Financial strength rating triggers vary by reinsurance treaty with the majority of the triggers reached if the Company’s financial strength rating falls five notches from its current rating of “AA-” to the “BBB” level on the S&P scale. Recapture of business previously ceded does not affect premiums ceded prior to the recapture of such business, but would reduce premiums in subsequent periods. Upon recapture, the Company would reflect a net gain or loss on the settlement of the assets and liabilities associated with the reinsurance treaty. In some cases, the ceding company is required to pay the Company a recapture fee.
Guarantees
The Company has issued guarantees to third parties on behalf of its subsidiaries for the payment of amounts due under certain reinsurance treaties, securities borrowing arrangements, financing arrangements and office lease obligations, whereby if a subsidiary fails to meet an obligation, the Company or one of its other subsidiaries will make a payment to fulfill the obligation. In limited circumstances, treaty guarantees are granted to ceding companies in order to provide additional security, particularly in cases where the Company’s subsidiary is relatively new, unrated, or not of significant size, relative to the ceding company. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to borrowed securities provide additional security to third parties should a subsidiary fail to return the borrowed securities when due. The Company has issued payment guarantees on behalf of two of its subsidiaries in the event the subsidiaries fail to make payment under their office lease obligations. See Note 12 - “Commitments, Contingencies and Guarantees” in the Notes to Consolidated Financial Statements for a table that presents the amounts for guarantees, by type, issued by the Company.
In addition, the Company indemnifies its directors and officers pursuant to its charters and by-laws. Since this indemnity generally is not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under this indemnity in the future.

Off-Balance Sheet Arrangements
The Company has commitments to fund investments in limited partnerships, joint ventures, commercial mortgage loans, lifetime mortgages, private placement investments and bank loans, including revolving credit agreements. See Note 12 - “Commitments, Contingencies and Guarantees” in the Notes to Consolidated Financial Statements for additional information on the Company’s commitments to fund investments and other off-balance sheet arrangements.
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
Additional sources of liquidity to meet unexpected cash outflows in excess of operating cash inflows and current cash and equivalents on hand include selling short-term investments or fixed maturity securities and drawing funds under a revolving credit facility, under which the Company had availability of $850 million as of December 31, 2019. The Company also has $1.2 billion of funds available through collateralized borrowings from the Federal Home Loan Bank of Des Moines (“FHLB”) as of December 31, 2019. As of December 31, 2019, the Company could have borrowed these additional amounts without violating any of its existing debt covenants.
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
Summary of Primary Sources and Uses of Liquidity and Capital
The Company’s primary sources and uses of liquidity and capital are summarized as follows (dollars in millions):

	For the years ended December 31,
	2019	2018	2017
Sources:
Net cash provided by operating activities	$2,307	$1,581	$1,983
Proceeds from long-term debt issuance	599	—	—
Exercise of stock options, net	6	3	7
Change in cash collateral for derivatives and other arrangements	—	44	—
Cash provided by changes in universal life and other
investment type policies and contracts	200	170	265
Effect of exchange rate changes on cash	11	—	53
Total sources	3,123	1,798	2,308

Uses:
Net cash used in investing activities	2,638	637	1,608
Dividends to stockholders	163	140	117
Repayment of collateral finance and securitization notes	91	96	68
Debt issuance costs	5	—	—
Principal payments of long-term debt	403	3	303
Purchases of treasury stock	101	300	44
Change in cash collateral for derivatives and other arrangements	163	—	65
Effect of exchange rate changes on cash	—	36	—
Total uses	3,564	1,212	2,205
Net change in cash and cash equivalents	$(441)	$586	$103

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
Financing Cash Flows - The principal cash inflows from the Company’s financing activities come from issuances of debt and equity securities, and deposit funds associated with universal life and other investment type policies and contracts. The principal financing cash outflows are the repayments of debt, payments of dividends to stockholders, purchases of treasury stock, and withdrawals associated with universal life and other investment type policies and contracts. A primary liquidity concern with respect to these cash flows is the risk of early contractholder and policyholder withdrawal.
Contractual Obligations
The following table displays the Company’s contractual obligations, including obligations arising from its reinsurance business (in millions):

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Future policy benefits(1)	$11,638	$(510)	$(989)	$(819)	$13,956
Interest-sensitive contract liabilities(2)	40,376	3,225	6,787	5,788	24,576
Long-term debt, including interest	5,892	154	688	649	4,401
Collateral finance and securitization notes, including interest	647	250	203	115	79
Other policy claims and benefits	5,711	5,711	—	—	—
Operating leases	70	15	24	20	11
Limited partnership interests and joint ventures	685	685	—	—	—
Payables for collateral received under derivative transactions	120	120	—	—	—
Other investment related commitments	512	512	—	—	—
Total	$65,651	$10,162	$6,713	$5,753	$43,023

(1)
Future policy benefits are primarily related to the Company’s reinsurance of life and health insurance products. The amounts presented in the table above represent the estimated benefit obligations as they become due, and also include estimated future premiums on policies in force, allowances and other amounts due to or from the ceding companies as the result of the Company’s assumptions of mortality, morbidity, policy lapse and surrender risk as appropriate to the respective product. All estimated cash payments presented in the table above are undiscounted as to interest and gross of any reinsurance recoverable. The discounted liability amount of $28.7 billion included on the consolidated balance sheets exceeds the sum of the undiscounted estimated cash flows of $11.6 billion shown above. The difference is substantially due to net obligations including estimated future premiums exceeding estimated policy benefit payments and allowances due to the nature of certain reinsurance treaties, which generally have increasing premium rates that exceed the increasing benefit payments. In addition, differences will arise due to changes in the projection of future benefit payments compared with those developed when the reserve was established. Total payments may vary materially from prior years due to the assumption of new reinsurance treaties or as a result of changes in projections of future experience.

(2)
Interest-sensitive contract liabilities include amounts related to the Company’s reinsurance of asset-intensive products, primarily deferred annuities and corporate-owned life insurance. The amounts in the table above represent the estimated obligations as they become due both to and from ceding companies relating to activity of the underlying policyholders. All amounts presented above are undiscounted as to interest, and include assumptions related to surrenders, withdrawals, premium persistency, partial withdrawals, surrender charges, annuitizations, mortality, future interest credited rates and policy loan utilization. The sum of the obligations shown for all years in the table of $40.4 billion exceeds the liability amount of $22.7 billion included on the consolidated balance sheets, and the difference is primarily related to the lack of discounting and to liabilities related to accounting conventions, which are not contractually due and are therefore excluded.

Excluded from the table above are net deferred income tax liabilities, unrecognized tax benefits, and accrued interest related to unrecognized tax benefits of $3.0 billion, for which the Company cannot reliably determine the timing of payment. Current income tax payable is also excluded from the table.
The net funded status of the Company’s qualified and nonqualified pension and other postretirement liabilities included within other liabilities has been excluded from the amounts presented in the table above. As of December 31, 2019, the Company had a net unfunded balance of $174 million related to qualified and nonqualified pension and other postretirement liabilities. See

Note 10 – “Employee Benefit Plans” in the Notes to Consolidated Financial Statements for information related to the Company’s obligations and funding requirements for pension and other postretirement benefits.

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
The Company’s liquidity position (cash and cash equivalents and short-term investments) was $1.5 billion and $2.0 billion at December 31, 2019 and 2018, respectively. Liquidity needs are determined from valuation analysis conducted by operational units and are driven by product portfolios. Periodic evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.
See “Securities Borrowing, Lending and Other” in Note 4 - “Investments” in the Notes to Consolidated Financial Statements for information related to the Company’s securities borrowing, lending and repurchase/reverse repurchase programs. In addition to its security agreements with third parties, certain RGA subsidiaries have entered into intercompany securities lending agreements to more efficiently source securities for lending to third parties and to provide for more efficient regulatory capital management.
The Company is a member of the FHLB and holds $68 million of FHLB common stock, which is included in other invested assets on the Company’s consolidated balance sheets. The Company has entered into funding agreements with the FHLB under guaranteed investment contracts whereby the Company has issued the funding agreements in exchange for cash and for which the FHLB has been granted a blanket lien on the Company’s commercial and residential mortgage-backed securities and commercial mortgage loans used to collateralize the Company’s obligations under the funding agreements. The Company maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreements represented by this blanket lien provide that upon any event of default by the Company, the FHLB’s recovery is limited to the amount of the Company’s liability under the outstanding funding agreements. The amount of the Company’s liability for the funding agreements with the FHLB under guaranteed investment contracts was $1.4 billion and $1.7 billion at December 31, 2019 and 2018, respectively, which is included in interest sensitive contract liabilities on the Company’s consolidated balance sheets. The advances on these agreements are collateralized primarily by commercial and residential mortgage-backed securities, commercial mortgage loans, and U.S. Treasury and government agency securities. The amount of collateral exceeds the liability and is dependent on the type of assets collateralizing the guaranteed investment contracts.

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
Portfolio Composition
The Company had total cash and invested assets of $68.0 billion and $56.1 billion as of December 31, 2019 and 2018, respectively, as illustrated below (dollars in millions):

	2019	% of Total	2018	% of Total
Fixed maturity securities, available-for-sale	$51,121	75.3%	$39,992	71.3%
Equity securities	320	0.5	82	0.1
Mortgage loans on real estate	5,706	8.3	4,966	8.8
Policy loans	1,319	1.9	1,345	2.4
Funds withheld at interest	5,662	8.3	5,761	10.3
Short-term investments	64	0.1	143	0.3
Other invested assets	2,363	3.5	1,915	3.4
Cash and cash equivalents	1,449	2.1	1,890	3.4
Total cash and invested assets	$68,004	100.0%	$56,094	100.0%
Investment Yield
The following table presents consolidated average invested assets at amortized cost, net investment income and investment yield, excluding spread related business. Spread related business is primarily associated with contracts on which the Company earns an interest rate spread between assets and liabilities. To varying degrees, fluctuations in the yield on other spread related business is generally subject to corresponding adjustments to the interest credited on the liabilities (dollars in millions).

				Increase /(Decrease)
	2019	2018	2017	2019	2018
Average invested assets at amortized cost	$28,300	$26,641	$25,225	6.2%	5.6%
Net investment income	1,291	1,185	1,148	8.9%	3.3%
Investment yield (ratio of net investment income to average invested assets)	4.56%	4.45%	4.55%	11 bps	(10) bps
Investment yield increased between 2018 and 2019 due to increased income from joint ventures and limited partnerships, which is included in other invested assets on the consolidated balance sheets. Investment yield decreased between 2017 and 2018 due to the effect of a lower interest rate environment.
Fixed Maturity Securities Available-for-Sale
See “Fixed Maturity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for tables that provide the amortized cost, unrealized gains and losses, estimated fair value of these securities, and the other-than-temporary impairments in AOCI by sector as of December 31, 2019 and 2018.
The Company holds various types of fixed maturity securities available-for-sale and classifies them as corporate securities (“Corporate”), Canadian and Canadian provincial government securities (“Canadian government”), residential mortgage-backed securities (“RMBS”), asset-backed securities (“ABS”), commercial mortgage-backed securities (“CMBS”), U.S. government and agencies (“U.S. government”), state and political subdivisions, and other foreign government, supranational and foreign government-sponsored enterprises (“Other foreign government”). As of December 31, 2019 and 2018, approximately 95.5% and 95.6%, respectively, of the Company’s consolidated investment portfolio of fixed maturity securities were investment grade.
Important factors in the selection of investments include diversification, quality, yield, call protection and total rate of return potential. The relative importance of these factors is determined by market conditions and the underlying reinsurance liability and existing portfolio characteristics. The Company owns floating rate securities that represent approximately 6.3% and 6.2% of the total fixed maturity securities as of December 31, 2019 and 2018, respectively. These investments have a higher degree of income variability than the other fixed income holdings in the portfolio due to fluctuations in interest payments. The Company holds floating rate investments to match specific floating rate liabilities primarily reflected in the consolidated balance sheets as collateral finance notes, as well as to enhance asset management strategies.

The largest asset class in which fixed maturity securities were invested was corporate securities, which represented approximately 61.4% of total fixed maturity securities as of December 31, 2019, compared to 59.9% as of December 31, 2018. See “Corporate Fixed Maturity Securities” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for tables showing the major industry types, which comprise the corporate fixed maturity holdings as of December 31, 2019 and 2018.
As of December 31, 2019, the Company’s investments in Canadian government securities represented 9.0% of the fair value of total fixed maturity securities compared to 9.7% of the fair value of total fixed maturity securities as of December 31, 2018. These assets are primarily high quality, long duration provincial strip bonds, the valuation of which is closely linked to the interest rate curve. These assets are longer in duration and held primarily for asset/liability management to meet Canadian regulatory requirements. See “Fixed Maturity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for tables showing the various sectors as of December 31, 2019 and 2018.
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
The quality of the Company’s available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity security portfolio, as of December 31, 2019 and 2018 was as follows (dollars in millions):

		2019			2018
NAIC Designation	Rating Agency Designation	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
1	AAA/AA/A	$30,100	$33,284	65.2%	$24,904	$26,180	65.5%
2	BBB	14,366	15,514	30.3	12,142	12,023	30.1
3	BB	1,706	1,748	3.4	1,409	1,371	3.4
4	B	514	518	1.0	396	386	1.0
5	CCC	36	23	—	13	13	—
6	In or near default	31	34	0.1	18	19	—
	Total	$46,753	$51,121	100.0%	$38,882	$39,992	100.0%
The Company’s fixed maturity portfolio includes structured securities. The following table shows the types of structured securities the Company held as of December 31, 2019 and 2018 (dollars in millions):

	2019			2018
		Estimated Fair Value	% of Total		Estimated Fair Value	% of Total
	Amortized Cost			Amortized Cost
RMBS:
Agency	$742	$777	10.6%	$811	$814	15.0%
Non-agency	1,597	1,621	22.3	1,061	1,055	19.4
Total RMBS	2,339	2,398	32.9	1,872	1,869	34.4
ABS:
Collateralized loan obligations (“CLOs”)	1,750	1,743	24.0	1,212	1,184	21.8
ABS, excluding CLOs	1,223	1,235	17.0	960	966	17.7
Total ABS	2,973	2,978	41.0	2,172	2,150	39.5
CMBS	1,841	1,899	26.1	1,428	1,419	26.1
Total	$7,153	$7,275	100.0%	$5,472	$5,438	100.0%
The Company’s RMBS portfolio include agency-issued pass-through securities and collateralized mortgage obligations. A majority of the agency-issued pass-through securities are guaranteed or otherwise supported by the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, or the Government National Mortgage Association. The principal risks inherent in holding mortgage-backed securities are prepayment and extension risks, which will affect the timing of when cash will be received and are dependent on the level of mortgage interest rates. Prepayment risk is the unexpected increase in principal payments from the expected, primarily as a result of owner refinancing. Extension risk relates to the unexpected slowdown in principal payments from the expected. In addition, non-agency mortgage-backed securities face credit risk should the borrower be unable to pay the contractual interest or principal on their obligation. The Company monitors its mortgage-backed securities to mitigate exposure to the cash flow uncertainties associated with these risks.

The Company’s ABS portfolio primarily consists of CLOs, single-family rentals, container leasing, railcar leasing, aircraft and student loans. The principal risks in holding asset-backed securities are structural, credit, capital market and interest rate risks. Structural risks include the securities’ cash flow priority in the capital structure and the inherent prepayment sensitivity of the underlying collateral. Credit risks include the adequacy and ability to realize proceeds from the collateral. Credit risks are mitigated by credit enhancements that include excess spread, over-collateralization and subordination. Capital market risks include general level of interest rates and the liquidity for these securities in the marketplace.
The Company’s CMBS portfolio primarily consists of large pool securitizations that are diverse by property type, borrower and geographic dispersion. The principal risks in holding CMBS are structural and credit risks. Structural risks include the securities’ cash flow priority in the capital structure and the inherent prepayment sensitivity of the underlying collateral. Credit risks include the adequacy and ability to realize proceeds from the collateral. The Company focuses on Investment Grade rated tranches that provide additional credit support beyond the equity protection in the underlying loans. These assets are viewed as an attractive alternative to other fixed income asset classes.
As of December 31, 2019 and 2018, the Company had $110 million and $748 million, respectively, of gross unrealized losses related to its fixed maturity securities. The Company monitors its fixed maturity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, the length of time and the extent to which the market value has been below amortized cost, compliance with covenants, general market and industry sector conditions, current intent and ability to hold securities, and various other subjective factors. Based on management’s judgment, securities determined to have an other-than-temporary impairment in value are written down to fair value.
The Company’s determination of whether a decline in value is other-than-temporary includes analysis of the underlying credit and the extent and duration of a decline in value. The Company’s credit analysis of an investment includes determining whether the issuer is current on its contractual payments, evaluating whether it is probable that the Company will be able to collect all amounts due according to the contractual terms of the security and analyzing the overall ability of the Company to recover the amortized cost of the investment. See “Investments – Other-than-Temporary Impairment” in Note 2 – “Significant Accounting Policies and Pronouncements” in the Notes to Consolidated Financial Statements for additional information. The table below summarizes other-than-temporary impairments and changes in the mortgage loan provision for 2019, 2018 and 2017 (dollars in millions):

	2019	2018	2017
Impairment losses on fixed maturity securities	$31	$28	$43
Impairment losses on equity securities	—	—	1
Other impairment losses	11	10	8
Change in mortgage loan provision	1	2	1
Total	$43	$40	$53
The fixed maturity impairments in 2019 and 2018 were largely related to high-yield and emerging market corporate securities. The equity impairments in 2017 were related to an equity position received as part of a debt restructuring. In addition, other impairment losses in 2019 and 2018 were primarily due to impairments on real estate joint ventures and limited partnerships.
See “Unrealized Losses for Fixed Maturity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for tables that presents information on securities where the estimated fair value had declined and remained below amortized cost as of December 31, 2019 and 2018. This includes tables that present the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for these securities by class and grade security, as well as the length of time the related market value has remained below amortized cost and where the decline is less than 20% or more than 20%.
As of December 31, 2019 and 2018, respectively, the Company classified approximately 6.1% and 5.0% of its fixed maturity securities in the Level 3 category (refer to Note 6 – “Fair Value of Assets and Liabilities” in the Notes to Consolidated Financial Statements for additional information). These securities primarily consist of private placement corporate securities, bank loans and Canadian provincial strips with inactive trading markets.
See “Securities Borrowing, Lending and Other” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for information related to the Company’s securities borrowing, lending, repurchase and repurchase/reverse repurchase programs.
Mortgage Loans on Real Estate
The Company’s mortgage loan portfolio consists of U.S., Canada and United Kingdom based investments primarily in commercial offices, light industrial properties and retail locations. The mortgage loan portfolio is diversified by geographic region and property type. Most of the mortgage loans in the Company’s portfolio range in size up to $30 million, with the average mortgage loan investment as of December 31, 2019 totaling approximately $10 million. The mortgage loan portfolio is diversified by geographic region and property type as discussed further under “Mortgage Loans on Real Estate” in Note 4 - “Investments” in the Notes to Consolidated Financial Statements.
As of December 31, 2019 and 2018, the Company’s mortgage loans, gross of unamortized deferred loan origination fees and expenses and valuation allowances, were distributed geographically as follows (dollars in millions):

	2019		2018
	Recorded Investment	% of Total	Recorded Investment	% of Total
U.S. Region:
Pacific	$1,488	26.0%	$1,395	28.0%
South Atlantic	1,055	18.4	964	19.3
Mountain	814	14.2	693	13.9
East North Central	720	12.6	606	12.2
West North Central	276	4.8	289	5.8
West South Central	741	12.9	568	11.4
Middle Atlantic	262	4.6	202	4.1
East South Central	133	2.3	118	2.4
New England	—	—	6	0.1
Subtotal - U.S.	5,489	95.8	4,841	97.2
Canada	182	3.2	135	2.7
UK	56	1.0	7	0.1
Total	$5,727	100.0%	$4,983	100.0%
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
Policy Loans
The majority of policy loans are associated with one client. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. The Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.
Funds Withheld at Interest
For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company, and are reflected as funds withheld at interest on the Company’s consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances against amounts owed by the ceding company. Interest accrues to the total funds withheld at interest assets at rates defined by the treaty terms. The Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had an average financial strength rating of “A” as of December 31, 2019 and 2018. Certain ceding companies maintain segregated portfolios for the benefit of the Company.
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
Based on data provided by ceding companies as of December 31, 2019 and 2018, funds withheld at interest totaled (dollars in millions):

	2019		2018
Underlying Security Type:	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Segregated portfolios	$3,455	$3,799	$3,682	$3,830
Non-segregated portfolios	2,071	2,071	1,973	1,973
Embedded derivatives (1)	136	—	106	—
Total funds withheld at interest	$5,662	$5,870	$5,761	$5,803

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

Based on data provided by the ceding companies as of December 31, 2019 and 2018, segregated portfolios contained primarily corporate, municipal, government and asset-backed securities as well as derivative securities and reverse repurchase obligations. These assets pose risks similar to the fixed maturity securities the Company directly owns. Derivatives consist primarily of S&P 500 options that are used to hedge liabilities and interest credited for EIAs reinsured by the Company. The securities held within the segregated portfolios are primarily investment-grade, with an average rating of “AA.” The average maturity for investments held within the segregated portfolios of funds withheld at interest is ten years or more. Interest accrues to the total funds withheld at interest assets at rates defined by the treaty terms and the Company estimated the yields were approximately 5.59%, 5.43% and 7.78% for the years ended December 31, 2019, 2018 and 2017, respectively. Changes in these estimated yields are affected by changes in the fair value of equity options held in the funds withheld portfolio associated with EIAs. Additionally, under certain treaties the Company is subject to the investment performance on the withheld assets, although it does not directly control them. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding companies and monitors compliance.
Other Invested Assets
Other invested assets include limited partnership interests, joint ventures (other than operating joint ventures), lifetime mortgages, derivative contracts, fair value option (“FVO”) contractholder-directed unit-linked investments and FHLB common stock.  See “Other Invested Assets” in Note 4 – “Investments” in the Notes to Consolidated Financial Statements for a table that presents the carrying value of the Company’s other invested assets by type as of December 31, 2019 and 2018.
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
See Note 5 – “Derivative Instruments” in the Notes to Consolidated Financial Statements for a table that presents the notional amounts and fair value of investment related derivative instruments held as of December 31, 2019 and 2018.
The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value at the reporting date plus or minus any collateral posted or held by the Company. The Company had no credit exposure related to its derivative contracts, excluding futures, as of December 31, 2019, as the net amount of collateral pledged to the Company from counterparties exceeded the fair value of the derivative contracts. The Company had no credit exposure related to its derivative contracts, excluding futures and mortality swaps, as of December 31, 2018, as the net amount of collateral pledged to the Company from counterparties exceeded the fair value of the derivative contracts.
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
The Company holds beneficial interests in lifetime mortgages in the UK. Lifetime mortgages represent loans provided to individuals 55 years of age and older secured by the borrower’s residence. Lifetime mortgages are comparable to a home equity loan by allowing the borrower to utilize the equity in their home as collateral. The amount of the loan is dependent on the appraised value of the home at the time of origination, the borrower's age and interest rate. Unlike a home equity loan, no payment of principal or interest is required until the death of the borrower or sale of the home. Lifetime mortgages may also be either fully funded at origination, or the borrower can request periodic funding similar to a line of credit. Lifetime mortgages are subject to risks, including market, credit, interest rate, liquidity, operational, reputational and legal risks.
Other invested assets includes $775 million and $476 million of lifetime mortgages as of December 31, 2019 and 2018, respectively. Investment income includes $34 million, $19 million and $8 million in interest income earned on lifetime mortgages for the years ended December 31, 2019, 2018 and 2017, respectively.
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
The Company’s Global Chief Risk Officer (“CRO”) leads the dedicated ERM function. The CRO reports to the Chief Executive Officer (“CEO”) and has direct access to the Board through the FIRM Committee with formal reporting occurring quarterly. The CRO is supported by a dedicated risk management staff as well as a network of Business Unit Chief Risk Officers and Risk Management Officers throughout the business who are responsible for the analysis and management of risks within their scope. A Lead Risk Management Officer is assigned to each risk to take overall responsibility to monitor and assess the risk consistently across all markets.
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
The global impact of the novel coronavirus (also referred to as COVID-19), first reported in Wuhan, China, continues to develop rapidly.  Although the Company is not aware of any material impact on its operations it continues to monitor the situation.  The extent to which the Company’s future results are affected by the novel coronavirus will largely depend on, among other factors, new information which may emerge concerning its severity and the actions undertaken to contain or treat its symptoms.
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

Individual Exposure Retrocession
In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of claims paid by ceding reinsurance to other insurance enterprises (or retrocessionaires) under excess coverage and coinsurance contracts. In individual life markets, the Company retains a maximum of $8 million of coverage per individual life. In certain limited situations the Company has retained more than $8 million per individual life. The Company enters into agreements with other reinsurers to mitigate the residual risk related to the over-retained policies. Additionally, due to some lower face amount reinsurance coverages provided by the Company in addition to individual life, such as group life, disability and health, under certain circumstances, the Company could potentially incur claims totaling more than $8 million per individual life.
Catastrophic Excess Loss Retrocession
The Company seeks to limit its exposure to loss on its assumed catastrophic excess of loss reinsurance agreements by ceding a portion of its exposure to multiple retrocessionaires through retrocession line slips or directly to retrocession markets. The Company’s policy is to retain a maximum of $20 million of catastrophic loss exposure per agreement and to retrocede up to $40 million additional loss exposures to the retrocession markets. The Company limits its exposure on a country-by-country (and state-by-state in the U.S.) basis by managing its total exposure to all catastrophic excess of loss agreements bound within a given country to established maximum aggregate exposures. The maximum exposures are established and managed both on gross amounts issued prior to including retrocession and for amounts net of exposures retroceded.
Catastrophe Coverage
The Company accesses the markets each year for annual catastrophic coverages and reviews current coverage and pricing of current and alternate designs. The coverage may vary from year to year based on the Company’s perceived value of such protection. The current policy covers events involving 5 or more insured deaths from a single occurrence and covers $100 million of claims in excess of the Company’s $25 million deductible.
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

The following table presents the account values, the weighted average interest-crediting rates and minimum guaranteed rate ranges for the contracts containing guaranteed rates by major class of interest-sensitive product as of December 31, 2019 and 2018 (dollars in millions):

	Account Value		Current Weighted-Average Interest Crediting Rate		Minimum Guaranteed Rate Ranges
Interest Sensitive Contract Liability	2019	2018	2019	2018	2019	2018
Traditional individual fixed annuities	$11,211	$8,498	3.27%	2.96%	0.50 – 5.50%	0.50 – 5.50%
Equity-indexed annuities	3,523	3,728	3.47	1.11	0.10 – 3.00	0.10 – 3.00
Individual variable annuity contracts	120	131	2.93	2.97	1.50 – 3.00	1.50 – 3.04
Guaranteed investment contracts	1,360	1,744	2.77	2.45	1.75 – 3.48	1.47 – 3.61
Universal life – type policies	4,387	2,604	3.76	4.00	2.00 – 6.00	3.00 – 6.00
The following table presents the account values by each minimum guaranteed rate, rounded to the nearest percentage, by class of interest-sensitive product as of December 31, 2019 and 2018 (dollars in millions):

	Account Value as of December 31, 2019
Interest Sensitive Contract Liability	1%	2%	3%	4%	5%	6%	Total
Traditional individual fixed annuities	$937	$763	$5,065	$2,149	$2,277	$20	$11,211
Equity-indexed annuities	789	2,002	732	—	—	—	3,523
Individual variable annuity contracts	—	2	118	—	—	—	120
Guaranteed investment contracts	—	1,192	168	—	—	—	1,360
Universal life – type policies	—	714	320	3,278	54	21	4,387

	Account Value as of December 31, 2018
Interest Sensitive Contract Liability	1%	2%	3%	4%	5%	6%	Total
Traditional individual fixed annuities	$938	$760	$4,697	$2,071	$11	$21	$8,498
Equity-indexed annuities	685	2,253	790	—	—	—	3,728
Individual variable annuity contracts	—	2	129	—	—	—	131
Guaranteed investment contracts	125	635	973	11	—	—	1,744
Universal life – type policies	—	—	—	2,527	56	21	2,604
The spread profits on the Company’s fixed annuity and interest-sensitive whole life, universal life (“UL”) and fixed portion of variable universal life insurance policies are at risk if interest rates decline and remain relatively low for a period of time, which has generally been the case in recent years. Should interest rates remain at current levels, which are significantly lower than those existing prior to the declines of recent years, the average earned rate of return on the Company’s annuity and UL investment portfolios will continue to decline. Declining portfolio yields may cause the spreads between investment portfolio yields and the interest rate credited to contract holders to deteriorate as the Company’s ability to manage spreads can become limited by minimum guaranteed rates on annuity and UL policies. In 2019, minimum guaranteed rates on non-variable annuity and UL policies generally ranged from 0.10% to 6.00%, with an average guaranteed rate of approximately 3.10%. In 2018, minimum guaranteed rates on non-variable annuity and UL policies generally ranged from 0.10% to 6.00%, with an average guaranteed rate of approximately 2.86%.
Interest rate spreads are managed for near term income through a combination of crediting rate actions and portfolio management. Certain annuity products contain crediting rates that reset annually, of which $10.0 billion and $7.0 billion of account balances are not subject to surrender charges as of December 31, 2019 and 2018, respectively, with substantially all of these already at their minimum guaranteed rates. As such, certain management and monitoring processes are designed to minimize the effect of sudden and/or sustained changes in interest rates on fair value, cash flows, and net interest income.
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
Interest rate sensitivity analysis is used to measure the Company’s interest rate price risk by computing estimated changes in fair value of fixed rate assets and liabilities in the event of a hypothetical 100 basis point change (increase or decrease) in market interest rates. The Company does not have fixed rate instruments classified as trading securities. The Company’s projected net decrease in fair value of financial instruments in the event of a 100 basis point increase in market interest rates at its fiscal years ended December 31, 2019 and 2018 was $1.2 billion and $1.5 billion, respectively.

The calculation of fair value is based on the net present value of estimated discounted cash flows expected over the life of the market risk sensitive instruments, using market prepayment assumptions and market rates of interest provided by independent broker quotations and other public sources, with adjustments made to reflect the shift in the treasury yield curve as appropriate.
The interest rate sensitivity relating to the Company’s fixed maturity securities is assessed using hypothetical scenarios that assume positive and negative 50 and 100 basis point parallel shifts in the yield curves. This analysis assumes that the U.S., Canada and other pertinent countries’ yield curve shifts are of equal direction and magnitude. Change in value of individual securities is estimated consistently under each scenario using a commercial valuation tool. The Company’s actual experience may differ from the results noted below particularly due to assumptions utilized or if events differ from those included in the methodology. The following tables summarize the results of this analysis for fixed maturity securities in the Company’s investment portfolio as of the dates indicated (dollars in millions):

Interest Rate Analysis of Estimated Fair Value of Fixed Maturity Securities
December 31, 2019:	-100 bps	-50 bps	-	50 bps	100 bps
Total estimated fair value	$55,702	$53,332	$51,121	$49,071	$47,180
% Change in estimated fair value from base	9.0%	4.3%	—%	(4.0)%	(7.7)%
$ Change in estimated fair value from base	$4,581	$2,211	$—	$(2,050)	$(3,941)

December 31, 2018:	-100 bps	-50 bps	-	50 bps	100 bps
Total estimated fair value	$43,073	$41,494	$39,992	$38,570	$37,248
% Change in estimated fair value from base	7.7%	3.8%	—%	(3.6)%	(6.9)%
$ Change in estimated fair value from base	$3,081	$1,502	$—	$(1,422)	$(2,744)
Interest rate sensitivity analysis is also used to measure the Company’s interest rate cash flow risk by computing estimated changes in the expected cash flows for floating rate assets and liabilities over a one year period following an instantaneous, parallel, hypothetical 100 basis point change (increase or decrease) in market interest rates. The Company does not have variable rate instruments classified as trading securities. The Company’s projected decrease in cash flows associated with floating rate instruments in the event of an instantaneous 100 basis point decrease in market interest rates for its fiscal years ended December 31, 2019 and 2018 was $32 million and $71 million, respectively.
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
Long-term care products have an inflation component linked to the future cost of such services. If health care costs increase at a much larger rate than what is prevalent in the nominal interest rates available in the markets, the Company may not earn enough investment yield to pay future claims on such products.
On July 27, 2017, the Financial Conduct Authority (the “FCA”) announced that it intends to stop persuading or compelling banks to submit London Interbank Offered Rates (“LIBOR”) after December 31, 2021. In addition, separate workstreams are underway in Europe and the U.S. to reform existing reference rates and provide a fall back rate upon discontinuation of LIBOR. During 2019, the Alternative Rates Committee of the Federal Reserve Board proposed the Secured Overnight Financing Rate (“SOFR”) as an alternative rate to replace U.S. Dollar LIBOR, and the European Central Bank recommended the Euro Short-term Rate (“ESTER”) as the new risk-free rate. Other jurisdictions are conducting similar exercises as well. The Company is currently assessing the effects of the discontinuation of LIBOR on existing contracts that extend beyond 2021, by analyzing contractual fallback provisions, evaluating alternative rate ramifications, and assessing the effects on current hedging strategies.

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
Variable Annuities
The Company reinsures variable annuities including those with guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”) and guaranteed minimum withdrawal benefits (“GMWB”). Strong equity markets, increases in interest rates and decreases in equity market volatility will generally decrease the fair value of the liabilities underlying the benefits. Conversely, a decrease in the equity markets along with a decrease in interest rates and an increase in equity market volatility will generally result in an increase in the fair value of the liabilities underlying the benefits, which has the effect of increasing reserves and lowering earnings. The Company maintains a customized dynamic hedging program that is designed to substantially mitigate the risks associated with income volatility around the change in reserves on guaranteed benefits, ignoring the Company’s own credit risk assessment. However, the hedge positions may not fully offset the changes in the carrying value of the guarantees due to, among other things, time lags, high levels of volatility in the equity and derivative markets, extreme changes in interest rates, unexpected contract holder behavior, and divergence between the performance of the underlying funds and hedging indices. These factors, individually or collectively, may have a material adverse effect on the Company’s net income, financial condition or liquidity. The table below provides a summary of variable annuity account values and the fair value of the guaranteed benefits as of December 31, 2019 and 2018.

	December 31,
(dollars in millions)	2019	2018
No guaranteed minimum benefits	$711	$797
GMDB only	837	159
GMIB only	23	21
GMAB only	4	7
GMWB only	1,123	1,090
GMDB / WB	278	272
Other	18	19
Total variable annuity account values	$2,994	$2,365
Fair value of liabilities associated with living benefit riders	$163	$168

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
Collection Risk
For clients and retrocessionaires, this includes their inability to satisfy a reinsurance agreement because the right of offset is disallowed by the receivership court; the reinsurance contract is rejected by the receiver, resulting in a premature termination of the contract; and/or the security supporting the transaction becomes unavailable to the Company.
The Company manages counterparty risk by limiting the total exposure to a single counterparty and by only initiating contracts with creditworthy counterparties. In addition, some of the counterparties have set up trusts and letters of credit, reducing the Company’s exposure to these counterparties.
Generally, the Company’s insurance subsidiaries retrocede amounts in excess of their retention to certain of the Company’s insurance subsidiaries. External retrocessions are arranged through the Company’s retrocession pools for amounts in excess of its retention. As of December 31, 2019, all retrocession pool members in this excess retention pool rated by the A.M. Best Company were rated “A-” or better. A rating of “A-” is the fourth highest rating out of sixteen possible ratings. For a majority of the retrocessionaires that were not rated, letters of credit or trust assets have been given as additional security. In addition, the Company performs annual financial and in force reviews of its retrocessionaires to evaluate financial stability and performance.
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
Capital Risk
Capital risk is the risk of lower/negative earnings, potential reduction in enterprise value, and/or the loss of ability to conduct business due to insufficient financial capacity, including not having the appropriate amount of group or entity-level capital to conduct business today or in the future. The Company monitors capital risk exposure using relevant bases of measurement including but not limited to economic, rating agency, and local regulatory methodologies. Additionally, the Company regularly assesses risk related to collateral, foreign currency, financing, liquidity and tax.
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
Foreign Currency Risk
Foreign currency risk is the risk of changes in level and volatility of currency exchange rates affect the profitability, value or solvency position of the Company. The Company manages its exposure to foreign currency risk principally by currency matching invested assets with the underlying liabilities to the extent practical. The Company has in place net investment hedges for a portion of its investments in its Canadian operations to reduce excess exposure to these currencies. Translation differences resulting from translating foreign subsidiary balances to U.S. dollars are reflected in stockholders’ equity on the consolidated balance sheets.
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
The Company does not hedge the income statement risk associated with translating foreign currencies. The foreign exchange risk sensitivity of the Company’s consolidated pre-tax income is assessed using hypothetical test scenarios. Actual results may differ from the results noted below particularly due to assumptions utilized or if events occur that were not included in the methodology. For more information on this risk, see “Item 1A - Risk Factors - Risks Related to Our Business.” In general, a weaker U.S. dollar relative to foreign currencies has a favorable impact on the Company’s income before income taxes. The following tables summarize the impact on the Company’s reported income before income taxes of an immediate favorable or unfavorable change in each of the foreign exchange rates to which the Company has exposure (dollars in millions):

	Unfavorable			Favorable
Year Ended December 31, 2019	-10%	-5%	-	+5%	+10%
Income before income taxes	$1,072	$1,102	$1,132	$1,162	$1,191
% change of income before income taxes from base	5.3%	2.6%	—%	2.6%	5.3%
$ change of income before income taxes from base	$(60)	$(30)	$—	$30	$60

	Unfavorable			Favorable
Year Ended December 31, 2018	-10%	-5%	-	+5%	+10%
Income before income taxes	$796	$821	$846	$871	$896
% change of income before income taxes from base	(5.9)%	(3.0)%	—%	3.0%	5.9%
$ change of income before income taxes from base	$(50)	$(25)	$—	$25	$50
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
Business Conduct and Governance Risk
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

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	December 31, 2019	December 31, 2018
Assets
Fixed maturity securities:
Available-for-sale at fair value (amortized cost of $46,753 and $38,882)	$51,121	$39,992
Equity securities, at fair value	320	82
Mortgage loans on real estate (net of allowances of $12 and $11)	5,706	4,966
Policy loans	1,319	1,345
Funds withheld at interest	5,662	5,761
Short-term investments	64	143
Other invested assets	2,363	1,915
Total investments	66,555	54,204
Cash and cash equivalents	1,449	1,890
Accrued investment income	493	428
Premiums receivable and other reinsurance balances	2,940	3,018
Reinsurance ceded receivables	904	758
Deferred policy acquisition costs	3,512	3,398
Other assets	878	839
Total assets	$76,731	$64,535
Liabilities and Stockholders’ Equity
Future policy benefits	$28,672	$25,285
Interest-sensitive contract liabilities	22,711	18,005
Other policy claims and benefits	5,711	5,643
Other reinsurance balances	557	487
Deferred income taxes	2,712	1,799
Other liabilities	1,188	1,396
Long-term debt	2,981	2,788
Collateral finance and securitization notes	598	682
Total liabilities	65,130	56,085
Commitments and contingent liabilities (See Note 12)
Stockholders’ Equity:
Preferred stock (par value $.01 per share; 10,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.01 per share; 140,000,000 shares authorized; shares issued: 79,137,758 at December 31, 2019 and 2018)	1	1
Additional paid-in-capital	1,937	1,899
Retained earnings	7,952	7,285
Treasury stock, at cost - 16,481,656 and 16,323,390 shares	(1,426)	(1,371)
Accumulated other comprehensive income	3,137	636
Total stockholders’ equity	11,601	8,450
Total liabilities and stockholders’ equity	$76,731	$64,535
See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	For the years ended December 31,
	2019	2018	2017
Revenues
Net premiums	$11,297	$10,544	$9,841
Investment income, net of related expenses	2,520	2,139	2,155
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(31)	(28)	(43)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income	—	—	—
Other investment related gains (losses), net	122	(142)	211
Total investment related gains (losses), net	91	(170)	168
Other revenues	392	363	352
Total revenues	14,300	12,876	12,516
Benefits and expenses
Claims and other policy benefits	10,197	9,319	8,519
Interest credited	697	425	502
Policy acquisition costs and other insurance expenses	1,204	1,323	1,467
Other operating expenses	868	786	710
Interest expense	173	147	146
Collateral finance and securitization expense	29	30	29
Total benefits and expenses	13,168	12,030	11,373
Income before income taxes	1,132	846	1,143
Provision for income taxes	262	130	(679)
Net income	$870	$716	$1,822
Earnings per share
Basic earnings per share	$13.88	$11.25	$28.28
Diluted earnings per share	13.62	11.00	27.71
See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the years ended December 31,
	2019	2018	2017
Comprehensive income (loss)
Net Income	$870	$716	$1,822
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	77	(80)	69
Net unrealized investment gains (losses)	2,443	(1,344)	698
Defined benefit pension and postretirement plan adjustments	(19)	—	1
Total other comprehensive income (loss), net of tax	2,501	(1,424)	768
Total comprehensive income (loss)	$3,371	$(708)	$2,590
See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions except per share amounts)

	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2016	$1	$1,849	$5,199	$(1,095)	$1,139	$7,093
Adoption of new accounting standards			(139)		157	18
Net income			1,822			1,822
Total other comprehensive income (loss)					768	768
Dividends to stockholders, $1.82 per share			(117)			(117)
Purchase of treasury stock				(43)		(43)
Reissuance of treasury stock		22	(29)	36		29
Balance, December 31, 2017	1	1,871	6,736	(1,102)	2,064	9,570
Adoption of new accounting standards			1		(4)	(3)
Net income			716			716
Total other comprehensive income (loss)					(1,424)	(1,424)
Dividends to stockholders, $2.20 per share			(140)			(140)
Purchase of treasury stock				(300)		(300)
Reissuance of treasury stock		28	(28)	31		31
Balance, December 31, 2018	1	1,899	7,285	(1,371)	636	8,450
Adoption of new accounting standards			—			—
Net income			870			870
Total other comprehensive income (loss)					2,501	2,501
Dividends to stockholders, $2.60 per share			(163)			(163)
Purchase of treasury stock				(101)		(101)
Reissuance of treasury stock		38	(40)	46		44
Balance, December 31, 2019	$1	$1,937	$7,952	$(1,426)	$3,137	$11,601
See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(in millions)

	For the years ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net income	$870	$716	$1,822
Adjustments to reconcile net income to net cash provided by operating activities:
Change in operating assets and liabilities:
Accrued investment income	(4)	7	(43)
Premiums receivable and other reinsurance balances	110	(764)	(347)
Deferred policy acquisition costs	(198)	(107)	154
Reinsurance ceded receivable balances	(178)	66	(124)
Future policy benefits, other policy claims and benefits, and other reinsurance balances	1,537	1,593	1,321
Deferred income taxes	211	77	(847)
Other assets and other liabilities, net	113	(163)	242
Amortization of net investment premiums, discounts and other	(55)	(57)	(105)
Depreciation and amortization expense	49	45	53
Investment related (gains) losses, net	(91)	170	(168)
Other, net	(57)	(2)	24
Net cash provided by operating activities	2,307	1,581	1,982
Cash flows from investing activities
Sales of fixed maturity securities available-for-sale	13,214	9,340	7,309
Maturities of fixed maturity securities available-for-sale	907	627	589
Sales of equity securities	98	46	207
Principal payments on mortgage loans on real estate	490	445	340
Principal payments on policy loans	82	57	115
Purchases of fixed maturity securities available-for-sale	(15,664)	(9,724)	(8,941)
Purchases of equity securities	(312)	(13)	(81)
Cash invested in mortgage loans on real estate	(1,216)	(1,019)	(964)
Cash invested in policy loans	(42)	(45)	(45)
Cash invested in funds withheld at interest	(60)	(54)	(23)
Purchase of businesses, net of cash acquired of $27 and $5	4	(32)	—
Purchases of property and equipment	(34)	(29)	(44)
Change in short-term investments	199	129	52
Change in other invested assets	(304)	(365)	(122)
Net cash used in investing activities	(2,638)	(637)	(1,608)
Cash flows from financing activities
Dividends to stockholders	(163)	(140)	(117)
Repayment of collateral finance and securitization notes	(91)	(96)	(68)
Proceeds from long-term debt issuance	599	—	—
Debt issuance costs	(5)	—	—
Principal payments of long-term debt	(403)	(3)	(303)
Purchases of treasury stock	(101)	(300)	(44)
Exercise of stock options, net	6	3	7
Change in cash collateral for derivative positions and other arrangements	(163)	44	(65)
Deposits on universal life and other investment type policies and contracts	1,309	864	1,018
Withdrawals on universal life and other investment type policies and contracts	(1,109)	(694)	(752)
Net cash used in financing activities	(121)	(322)	(324)
Effect of exchange rate changes on cash	11	(36)	53
Change in cash and cash equivalents	(441)	586	103
Cash and cash equivalents, beginning of period	1,890	1,304	1,201
Cash and cash equivalents, end of period	$1,449	$1,890	$1,304

Supplemental disclosures of cash flow information:
Interest paid	$180	$170	$173
Income taxes paid, net of refunds	$44	$142	$37
Non-cash investing activities:
Transfer of invested assets	$6,275	$4,636	$3,286
Right-of-use assets acquired through operating leases	$1	$—	$—
Purchase of a business:
Assets acquired, excluding cash acquired	$8	$70	$—
Liabilities assumed	(12)	(38)	—
Net cash (received) paid on purchase	$(4)	$32	$—
See accompanying notes to consolidated financial statements.

Reinsurance Group of America, Incorporated
Notes to consolidated financial statements
For the years ended December 31, 2019, 2018 and 2017
Note 1   BUSINESS AND BASIS OF PRESENTATION
Business
Reinsurance Group of America, Incorporated (“RGA”) is an insurance holding company that was formed on December 31, 1992. The consolidated financial statements herein include the assets, liabilities, and results of operations of RGA and its subsidiaries, all of which are wholly owned (collectively, the “Company”).
The Company is engaged in providing traditional reinsurance, which includes individual and group life and health, disability, and critical illness reinsurance. The Company also provides financial solutions, which includes longevity reinsurance, asset-intensive products, primarily annuities, financial reinsurance, capital solutions and stable value products.
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
Equity Securities
Equity securities are carried at fair value and realized and unrealized gains and losses are included in investment related gains (losses), net.

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

Other Invested Assets
In addition to derivative contracts discussed below, other invested assets include Federal Home Loan Bank of Des Moines (“FHLB”) common stock, limited partnership interests, joint ventures (other than operating joint ventures), lifetime mortgages and contractholder-directed investments. FHLB common stock are carried at cost as required by GAAP. Limited partnership interests are primarily carried at cost. Based on the nature and structure of these investments, they do not meet the characteristics of an equity security in accordance with applicable accounting standards. Joint ventures and certain limited partnerships are reported using the equity method of accounting.
Lifetime mortgages are carried at unpaid principal balances, net of any unamortized premium or discount, fees and valuation allowance. Interest income is accrued on the principal amount of the lifetime mortgage based on its contractual interest rate.
The fair value option (“FVO”) was elected for contractholder-directed investments supporting unit-linked variable annuity type liabilities that do not qualify for presentation and reporting as separate accounts. Changes in estimated fair value of these securities are included in investment income, net of related expenses.
Securities Borrowing, Lending and Repurchase Agreements
The Company participates in securities borrowing programs whereby securities, which are not reflected on the Company’s consolidated balance sheets, are borrowed from third parties. The borrowed securities are used to provide collateral under affiliated reinsurance transactions. The Company is generally required to maintain a minimum of 100% to 105% of the fair value, or par value under certain programs, of the borrowed securities as collateral. The collateral consists of rights to reinsurance treaty cash flows. If cash flows from the reinsurance treaties are insufficient to maintain the minimum collateral requirement, the Company may substitute cash or securities to meet the requirement.
The Company participates in a securities lending program whereby securities, reflected as investments on the Company’s consolidated balance sheets, are loaned to a third party. The Company receives securities as collateral, generally in an amount equal to a minimum of 100% to 105% of the fair value of the securities lent. The securities received as collateral are not reflected on the Company’s consolidated balance sheets.
The Company participates in repurchase/reverse repurchase programs in which securities, reflected as investments on the Company’s consolidated balance sheets, are pledged to third parties. In return, the Company receives securities from the third parties with an estimated fair value generally equal to a minimum of 100% to 105% of the securities pledged. The securities received are not reflected on the Company’s consolidated balance sheets.
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
Impairment losses on fixed maturity securities recognized in the financial statements are dependent on the facts and circumstances related to the specific security. If the Company intends to sell a security or it is more likely than not that it would be required to sell a security before the recovery of its amortized cost, less any recorded credit loss, it recognizes an other-than-temporary impairment (“OTTI”) in investment related gains (losses), net on the consolidated statements of income for the difference between amortized cost and fair value. If neither of these two conditions exists then the recognition of the OTTI is bifurcated and the Company recognizes the credit loss portion in investment related gains (losses), net and the non-credit loss portion in AOCI.
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
In periods after an OTTI is recognized on a fixed maturity security, the Company will report the impaired security as if it had been purchased on the date it was impaired and will continue to estimate the present value of the estimated cash flows of the security. Accordingly, the discount (or reduced premium) based on the new cost basis is accreted into net investment income over the remaining term of the fixed maturity security in a prospective manner based on the amount and timing of estimated future cash flows.
The Company considers its cost method investments for OTTI when the carrying value of these investments exceeds the net asset value. The Company takes into consideration the severity and duration of this excess when deciding if the cost method investment is other-than-temporarily impaired. For equity method investments (including real estate joint ventures), the Company considers financial and other information provided by the investee, other known information and inherent risks in the underlying investments, as well as future capital commitments, in determining whether an impairment has occurred.
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
Premiums Receivable
Premiums are accrued when due and in accordance with information received from the ceding company. When the Company enters into a new reinsurance agreement, it records accruals based on the terms of the reinsurance treaty. Similarly, when a ceding company fails to report information on a timely basis, the Company records accruals based on the terms of the reinsurance treaty as well as historical experience. Other management estimates include adjustments for increased in force on existing treaties, lapsed premiums given historical experience, the financial health of specific ceding companies, collateral value and the legal right of offset on related amounts (i.e. allowances and claims) owed to the ceding company. Under the legal right of offset provisions in its reinsurance treaties, the Company can withhold payments for allowances and claims from unpaid premiums. Based on its review of these factors and historical experience, the Company did not believe a provision for doubtful accounts was necessary as of December 31, 2019 or 2018.
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
The Company tests the recoverability for each year of business at issue before establishing additional deferred acquisition costs (“DAC”). The Company also performs annual tests to establish that DAC are expected to remain recoverable, and if financial performance significantly deteriorates to the point where a deficiency exists, a cumulative charge to current operations will be recorded. No such adjustments related to DAC recoverability were made in 2019, 2018 and 2017.
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

Other Reinsurance Balances
The Company assumes and retrocedes financial reinsurance contracts that do not expose it to a reasonable possibility of loss from insurance risk. These contracts are reported as deposits and are included in other reinsurance assets/liabilities. The amount of revenue reported in other revenues on these contracts represents fees and the cost of insurance under the terms of the reinsurance agreement. Assets and liabilities are reported on a net or gross basis, depending on the specific details within each treaty. Reinsurance agreements reported on a net basis, where a legal right of offset exists, are generally included in other reinsurance balances on the consolidated balance sheets. Balances resulting from the assumption and/or subsequent transfer of benefits and obligations resulting from cash flows related to variable annuities have also been classified as other reinsurance balance assets and/or liabilities. Other reinsurance assets are included in premiums receivable and other reinsurance balances while other reinsurance liabilities are included in other reinsurance balances.
Acquired Intangibles
Goodwill and Value of Business Acquired
Goodwill, reported in other assets, is not amortized into results of operations, but instead is reviewed at least annually for impairment and written down only in the periods in which the recorded value of goodwill exceeds its fair value. Goodwill as of December 31, 2019 and 2018 totaled $7 million. The value of business acquired (“VOBA”) is amortized in proportion to the ratio of annual premium revenues to total anticipated premium revenues or in relation to the present value of estimated profits. Anticipated premium revenues have been estimated using assumptions consistent with those used in estimating reserves for future policy benefits. The carrying value is reviewed at least annually for indicators of impairment in value. Carrying value of VOBA, net of accumulated amortization, was approximately $5 million as of both December 31, 2019 and 2018, and is reported in other assets. Amortization expense for the years ended December 31, 2019, 2018 and 2017 was $0.7 million, $0.4 million, and $0.3 million, respectively. Future amortization of VOBA is not material.
Value of Distribution Agreements and Customer Relationships Acquired
Value of distribution agreements (“VODA”) is reported in other assets and represents the present value of future profits associated with the expected future business derived from the distribution agreements. Value of customer relationships acquired (“VOCRA”) is also reported in other assets and represents the present value of the expected future profits associated with the expected future business acquired through existing customers of the acquired company or business. VODA is amortized over a useful life of 15 years and the VOCRA is also amortized over a 15 year period in proportion to expected revenues generated, with amortization included in policy acquisition costs and other insurance expenses. Each year the Company reviews VODA and VOCRA to determine the recoverability of these balances. VODA and VOCRA totaled approximately $33 million and $41 million, including accumulated amortization of $88 million and $80 million, as of December 31, 2019 and 2018, respectively. VODA and VOCRA amortization expense for the years ended December 31, 2019, 2018 and 2017 was $8 million, $8 million and $9 million, respectively. Amortization of the VODA and VOCRA is estimated to be $8 million, $7 million, $6 million, $6 million and $6 million during 2020, 2021, 2022, 2023 and 2024, respectively.
Other acquired intangible assets
Other acquired intangibles are reported in other assets and primarily represent intangibles and licenses acquired through the Company’s acquisition of service and technology oriented companies in an effort to both support its clients and generate new future revenue streams. Other acquired intangible assets are amortized using the straight-line method over the estimated useful life of 10 to 15 years, with amortization included in other operating expenses. Each year the Company reviews other acquired intangibles to determine the recoverability of these balances. Other acquired intangibles totaled approximately $34 million and $37 million, including accumulated amortization of $8 million and $4 million, as of December 31, 2019 and 2018, respectively. Other acquired intangibles amortization expense for the years ended December 31, 2019, 2018 and 2017 was $4 million, $4 million and $1 million, respectively. Amortization of other acquired intangibles is estimated to be $4 million during 2020, 2021, 2022, 2023 and 2024, respectively.
Property, Equipment, Leasehold Improvements and Computer Software
Property, equipment and leasehold improvements, which are included in other assets, are stated at cost, less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, as appropriate. The estimated life is generally 40 years for company occupied real estate property, from one to seven years for leasehold improvements, and from three to seven years for all other property and equipment. The cost basis of property, equipment and leasehold improvements was $244 million and $249 million at December 31, 2019 and 2018, respectively. Accumulated depreciation of property, equipment and leasehold improvements was $99 million and $97 million at December 31, 2019 and 2018, respectively. Related depreciation expense was $18 million, $18 million and $17 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Computer software, which is included in other assets, is stated at cost, less accumulated amortization. Purchased software costs, as well as certain internal and external costs incurred to develop internal-use computer software during the application development stage, are capitalized. Amortization of software costs is recorded on a straight-line basis over periods ranging from three to ten years. Carrying values are reviewed at least annually for indicators of impairment in value. Unamortized computer software costs were $151 million and $150 million at December 31, 2019 and 2018, respectively. Amortization expense was $31 million, $27 million, and $36 million for the years ended December 31, 2019, 2018 and 2017, respectively. The Company recognized capital project write-offs of $4 million, $5 million and $25 million in 2019, 2018 and 2017, respectively.
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
The Company establishes future policy benefits for guaranteed minimum death benefits (“GMDB”) relating to the reinsurance of certain variable annuity contracts by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess proportionally over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to claims and other policy benefits, if actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used in estimating the GMDB liabilities are consistent with those used for amortizing DAC, and are thus subject to the same variability and risk. The Company’s GMDB liabilities at December 31, 2019 and 2018 were not material.

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
Other Policy Claims and Benefits
Claims payable for incurred but not reported losses are determined using case-basis estimates and lag studies of past experience. The time lag from the date of the claim or death to when the ceding company reports the claim to the Company can vary significantly by ceding company, business segment and product type, but generally averages around 3.9 months. Incurred but not reported claims are estimates on an undiscounted basis, using actuarial estimates of historical claims expense, adjusted for current trends and conditions. These estimates are continually reviewed and the ultimate liability may vary significantly from the amount recognized, which are reflected in claims and other policy benefits in the consolidated statements of income in the period in which they are determined.
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
Deferred tax assets and liabilities are measured by applying the relevant jurisdictions’ enacted tax rate to the temporary difference in the period in which the temporary differences are expected to reverse. The Company will establish a valuation allowance if management determines, based on available information, that it is more likely than not that deferred income tax assets will not be realized. The Company has deferred tax assets including those related to foreign tax credits, net operating, and capital losses. The Company has projected its ability to utilize its deferred tax assets and established a valuation allowance on the portion of the deferred tax assets the Company believes more likely than not will not be realized.
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
The Company made a policy election to account for global intangible low-taxed income (“GILTI”) as a period cost.
The Company reports uncertain tax positions in accordance with generally accepted accounting principles. In order to recognize the benefit of an uncertain tax position, the position must meet the more likely than not criteria of being sustained. Unrecognized tax benefits due to tax uncertainties that do not meet the more likely than not criteria are included within income tax laibilites and are charged to earnings in the period that such determination is made. The Company classifies interest related to tax uncertainties as interest expense whereas penalties related to tax uncertainties are classified as a component of income tax.
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
January 1, 2019

This guidance was adopted by applying the optional transition method. The adoption of the standard did not have a material impact on the Company’s results of operations or financial position. The adoption of the updated guidance resulted in the Company recognizing a right-to-use asset and lease liability of $55.2 million included in other assets and other liabilities, respectively, in the consolidated balance sheets.

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
Standards not yet adopted:
Financial Services - Insurance
This guidance significantly changes how insurers account for long-duration insurance contracts. The new guidance also significantly expands the disclosure requirements of long-duration insurance contracts. The new guidance will be effective for annual and interim reporting periods beginning January 1, 2022. Below are the most significant areas of change:
	January 1, 2022	See each significant area of change below for the method of adoption and expected impact to the Company’s results of operations and financial position.
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

January 1, 2020

For asset classes within the scope of the CECL model, this guidance will be adopted through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). For available-for-sale debt securities, this guidance will be applied prospectively. The allowance for credit losses will increase when this guidance is adopted to include expected losses over the lifetime of commercial mortgages and other loans, including reasonable and supportable forecasts and expected changes in future economic conditions. The overall impact is estimated to be an approximate $15 million increase in the allowance for credit losses. This increase will be reflected as a decrease to opening retained earnings, net of income taxes, as of January 1, 2020.

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

As of December 31, 2019, the Company early adopted the guidance that removed the requirements relating to transfers between fair value hierarchy levels and certain disclosures about valuation processes for Level 3 fair value measurements. The Company will adopt the remainder of the guidance on January 1, 2020. The adoption of the new guidance will not be material to the Company’s financial position.

Other
On July 27, 2017, the Financial Conduct Authority (the “FCA”) announced that it intends to stop persuading or compelling banks to submit London Interbank Offered Rates (“LIBOR”) after December 31, 2021. In addition, separate workstreams are underway in Europe and the U.S. to reform existing reference rates and provide a fall back rate upon discontinuation of LIBOR. During 2019, the Alternative Rates Committee of the Federal Reserve Board proposed the Secured Overnight Financing Rate (“SOFR”) as an alternative rate to replace U.S. Dollar LIBOR, and the European Central Bank recommended the Euro Short-term Rate (“ESTER”) as the new risk-free rate. Other jurisdictions are conducting similar exercises as well. The Company is currently assessing the effects of the discontinuation of LIBOR on existing contracts that extend beyond 2021, by analyzing contractual fallback provisions, evaluating alternative rate ramifications, and assessing the effects on current hedging strategies.

During 2019, the FASB issued a proposed Accounting Standards Update (“ASU”) to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. The proposed ASU will provide optional expedients and exceptions for applying GAAP modification to contracts and hedge accounting relationships affected by reference rate reform on financial reporting. Under the proposed standard, a change in the reference rate for a contract that meets certain criteria will be accounted for as a continuation of that contract rather than the creation of a new contract. The proposed ASU will apply to debt, insurance contracts, leases, derivative contracts, and other arrangements. The FASB is expected to issue a final ASU in early 2020.

Note 3   EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share on net income (in millions, except per share information):

	2019	2018	2017
Earnings:
Net income (numerator for basic and diluted calculations)	$870	$716	$1,822
Shares:
Weighted average outstanding shares (denominator for basic calculations)	62,684	63,658	64,427
Equivalent shares from outstanding stock options	1,198	1,436	1,326
Diluted shares (denominator for diluted calculations)	63,882	65,094	65,753
Earnings per share:
Basic	$13.88	$11.25	$28.28
Diluted	13.62	11.00	27.71

The calculation of common equivalent shares does not include the impact of options having a strike or conversion price that exceeds the average stock price for the earnings period, as the result would be antidilutive. The calculation of common equivalent shares also excludes the impact of outstanding performance contingent shares, as the conditions necessary for their issuance have not been satisfied as of the end of the reporting period. Approximately 0.2 million, 0.1 million, and 0.2 million outstanding stock options and approximately 0.3 million, 0.4 million and 0.3 million performance contingent shares were excluded from the calculation of common equivalent shares during 2019, 2018 and 2017, respectively.
Note 4  INVESTMENTS
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
The following tables provide information relating to investments in fixed maturity securities by type as of December 31, 2019 and 2018 (dollars in millions):

December 31, 2019:	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	% of Total	Other-than- temporary impairments in AOCI
Available-for-sale:
Corporate	$29,205	$2,269	$81	$31,393	61.4%	$—
Canadian government	3,016	1,596	—	4,612	9.0	—
RMBS	2,339	62	3	2,398	4.7	—
ABS	2,973	19	14	2,978	5.8	—
CMBS	1,841	61	3	1,899	3.7	—
U.S. government	2,096	57	1	2,152	4.2	—
State and political subdivisions	1,074	93	3	1,164	2.3	—
Other foreign government	4,209	321	5	4,525	8.9	—
Total fixed maturity securities	$46,753	$4,478	$110	$51,121	100.0%	$—

December 31, 2018:	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value	% of Total	Other-than- temporary impairments in AOCI
Available-for-sale:
Corporate	$24,006	$531	$555	$23,982	59.9%	$—
Canadian government	2,768	1,126	2	3,892	9.7	—
RMBS	1,872	22	25	1,869	4.7	—
ABS	2,172	11	33	2,150	5.4	—
CMBS	1,428	9	18	1,419	3.5	—
U.S. government	2,234	10	58	2,186	5.5	—
State and political subdivisions	721	40	9	752	1.9	—
Other foreign government	3,681	109	48	3,742	9.4	—
Total fixed maturity securities	$38,882	$1,858	$748	$39,992	100.0%	$—

The Company enters into various collateral arrangements with counterparties that require both the pledging and acceptance of fixed maturity securities as collateral. Pledged fixed maturity securities are included in fixed maturity securities, available-for-sale in the consolidated balance sheets. Fixed maturity securities received as collateral are held in separate custodial accounts and are not recorded on the Company’s consolidated balance sheets. Subject to certain constraints, the Company is permitted by contract to sell or repledge collateral it receives; however, as of December 31, 2019 and 2018, none of the collateral received had been sold or repledged. The Company also holds assets in trust to satisfy collateral requirements under derivative transactions and certain third-party reinsurance treaties. The following table includes fixed maturity securities pledged and received as collateral and assets in trust held to satisfy collateral requirements under derivative transactions and certain third-party reinsurance treaties as of December 31, 2019 and 2018 (dollars in millions):

	2019		2018
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity securities pledged as collateral	$113	$116	$81	$84
Fixed maturity securities received as collateral	n/a	727	n/a	617
Assets in trust held to satisfy collateral requirements	27,290	29,239	20,073	20,366

The Company monitors its concentrations of financial instruments on an ongoing basis and mitigates credit risk by maintaining a diversified investment portfolio that limits exposure to any one issuer. The Company’s exposure to concentrations of credit risk from single issuers greater than 10% of the Company’s stockholders’ equity included securities of the U.S. government and its agencies, as well as the securities disclosed below, as of December 31, 2019 and 2018 (dollars in millions):

	2019		2018
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity securities guaranteed or issued by:
Canadian province of Quebec	$1,205	$2,163	$1,091	$1,757
Canadian province of Ontario	1,014	1,379	914	1,188

The amortized cost and estimated fair value of fixed maturity securities classified as available-for-sale as of December 31, 2019 are shown by contractual maturity in the table below (dollars in millions). Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset and mortgage-backed securities are shown separately in the table below, as they are not due at a single maturity date.

	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due in one year or less	$1,267	$1,281
Due after one year through five years	9,056	9,387
Due after five years through ten years	9,641	10,416
Due after ten years	19,636	22,762
Asset and mortgage-backed securities	7,153	7,275
Total	$46,753	$51,121

Corporate Fixed Maturity Securities
The tables below show the major sectors of the Company’s corporate fixed maturity holdings as of December 31, 2019 and 2018 (dollars in millions):

December 31, 2019:	Amortized Cost	Estimated Fair Value	% of Total
Finance	$10,896	$11,653	37.2%
Industrial	14,692	15,803	50.3
Utility	3,617	3,937	12.5
Total	$29,205	$31,393	100.0%

December 31, 2018:	Amortized Cost	Estimated Fair Value	% of Total
Finance	$8,794	$8,731	36.3%
Industrial	12,337	12,342	51.6
Utility	2,875	2,909	12.1
Total	$24,006	$23,982	100.0%

Other-Than-Temporary Impairments - Fixed Maturity Securities
As discussed in Note 2 – “Significant Accounting Policies and Pronouncements,” a portion of certain OTTI on fixed maturity securities is recognized in AOCI. For these securities, the net amount recognized in the consolidated statements of income (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in AOCI. The following table sets forth the amount of pre-tax credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI was recognized in AOCI, and the corresponding changes in such amounts (dollars in millions):

	2019	2018	2017
Balance, beginning of period	$4	$4	$6
Credit loss impairments previously recognized on securities impaired to fair value during the period	—	—	(2)
Credit loss previously recognized on securities that matured, paid down, prepaid or were sold during the period	(2)	—	—
Balance, end of period	$2	$4	$4

Unrealized Losses for Fixed Maturity Securities Available-for-Sale
The following table presents the total gross unrealized losses for the 1,072 and 3,109 fixed maturity securities as of December 31, 2019 and 2018, where the estimated fair value had declined and remained below amortized cost by the indicated amount (dollars in millions):

	2019		2018
	Gross Unrealized Losses	% of Total	Gross Unrealized Losses	% of Total
Less than 20%	$76	69.1%	$721	96.4%
20% or more for less than six months	20	18.2	21	2.8
20% or more for six months or greater	14	12.7	6	0.8
Total	$110	100.0%	$748	100.0%

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

The following tables present the estimated fair values and gross unrealized losses, including OTTI reported in AOCI, for fixed maturity securities that have estimated fair values below amortized cost as of December 31, 2019 and 2018 (dollars in millions). These investments are presented by class and grade of security, as well as the length of time the related fair value has remained below amortized cost.

	Less than 12 months		12 months or greater		Total
December 31, 2019:	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Investment grade securities:
Corporate	$1,936	$29	$293	$7	$2,229	$36
Canadian government	—	—	—	—	—	—
RMBS	367	2	84	1	451	3
ABS	773	5	739	9	1,512	14
CMBS	253	3	—	—	253	3
U.S. government	49	1	—	—	49	1
State and political subdivisions	103	2	12	1	115	3
Other foreign government	278	4	—	—	278	4
Total investment grade securities	3,759	46	1,128	18	4,887	64
Below investment grade securities:
Corporate	220	38	100	7	320	45
Other foreign government	—	—	10	1	10	1
Total below investment grade securities	220	38	110	8	330	46
Total fixed maturity securities	$3,979	$84	$1,238	$26	$5,217	$110

	Less than 12 months		12 months or greater		Total
December 31, 2018:	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Investment grade securities:
Corporate	$8,505	$302	$3,612	$195	$12,117	$497
Canadian government	—	—	132	2	132	2
RMBS	270	2	836	23	1,106	25
ABS	1,102	24	382	9	1,484	33
CMBS	384	4	415	14	799	18
U.S. government	—	—	1,086	58	1,086	58
State and political subdivisions	104	2	157	7	261	9
Other foreign government	790	25	473	17	1,263	42
Total investment grade securities	11,155	359	7,093	325	18,248	684
Below investment grade securities:
Corporate	756	43	123	15	879	58
Other foreign government	129	6	—	—	129	6
Total below investment grade securities	885	49	123	15	1,008	64
Total fixed maturity securities	$12,040	$408	$7,216	$340	$19,256	$748

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

Investment Income, Net of Related Expenses
Major categories of investment income, net of related expenses, consist of the following (dollars in millions):

	2019	2018	2017
Fixed maturity securities available-for-sale	$1,786	$1,529	$1,402
Equity securities	8	4	4
Mortgage loans on real estate	255	214	198
Policy loans	58	59	61
Funds withheld at interest	297	310	458
Short-term investments and cash and cash equivalents	28	14	7
Other invested assets	184	99	106
Investment income	2,616	2,229	2,236
Investment expense	(96)	(90)	(81)
Investment income, net of related expenses	$2,520	$2,139	$2,155

Investment Related Gains (Losses), Net
Investment related gains (losses), net, consist of the following (dollars in millions):

	2019	2018	2017
Fixed maturity securities available for sale:
OTTI	$(31)	$(28)	$(43)
Gain on investment activity	151	65	111
Loss on investment activity	(50)	(159)	(37)
Net gains (losses) on equity securities	16	(20)	(5)
Other impairment losses and change in mortgage loan provision	(12)	(12)	(10)
Derivatives and other, net	17	(16)	152
Total investment related gains (losses), net	$91	$(170)	$168

The OTTI on fixed maturity securities for 2019, 2018 and 2017 are primarily due to emerging market and high-yield debt exposures. The fluctuations in investment related gains (losses) for derivatives and other are primarily due to changes in the fair value of embedded derivatives related to modified coinsurance and funds withheld treaties, as a result of changes in interest rates, driven primarily by credit spreads.
As of December 31, 2019 and 2018, the Company held non-income producing securities with amortized costs of $47 million and $41 million, and estimated fair values of $51 million and $43 million, respectively. Generally, securities are non-income producing when principal or interest is not paid primarily as a result of bankruptcies or credit defaults, but also include securities where amortization has been discontinued.
Securities Borrowing, Lending and Repurchase Agreements
The following table includes the amount of borrowed securities, securities lent and securities collateral received as part of the securities lending program, repurchased/reverse repurchased securities pledged and received and cash received as of December 31, 2019 and 2018 (dollars in millions):

	2019		2018
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Borrowed securities	$339	$369	$336	$367
Securities lending:
Securities loaned	98	104	102	103
Securities received	n/a	107	n/a	112
Repurchase program/reverse repurchase program:
Securities pledged	356	384	554	554
Securities received	n/a	370	n/a	531

The Company also held cash collateral for securities lending and the repurchase program/reverse repurchase programs of $1 million and $29 million as of December 31, 2019 and 2018, respectively. No cash or securities have been pledged by the Company for its securities borrowing program as of December 31, 2019 and 2018.

The following tables present information on the Company’s securities lending and repurchase transactions as of December 31, 2019 and 2018, respectively (dollars in millions). Collateral associated with certain borrowed securities is not included within the tables as the collateral pledged to each counterparty is the right to reinsurance treaty cash flows.

	December 31, 2019
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Securities lending transaction:
Corporate	$—	$—	$—	$104	$104
Total	—	—	—	104	104
Repurchase transactions:
Corporate	—	—	—	286	286
U.S. government	—	—	—	—	—
Foreign government	—	—	—	98	98
Total	—	—	—	384	384
Total transactions	$—	$—	$—	$488	$488

Gross amount of recognized liabilities for securities lending and repurchase transactions in preceding table					$478
Amounts related to agreements not included in offsetting disclosure					$10

	December 31, 2018
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Securities lending transaction:
Corporate	$—	$—	$—	$103	$103
Total	—	—	—	103	103
Repurchase transactions:
Corporate	—	—	—	254	$254
U.S. government	—	—	—	221	221
Foreign government	—	—	—	79	79
Total	—	—	—	554	554
Total transactions	$—	$—	$—	$657	$657

Gross amount of recognized liabilities for securities lending and repurchase transactions in preceding table					$671
Amounts related to agreements not included in offsetting disclosure					$14

The Company has elected to offset amounts recognized as receivables and payables resulting from the repurchase/reverse repurchase programs. After the effect of offsetting, the net amount presented on the consolidated balance sheets was a liability of $1 million and $0 million as of December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, the Company recognized payables resulting from cash received as collateral associated with a repurchase agreement as discussed above. Amounts owed to and due from the counterparties may be settled in cash or offset, in accordance with the agreements.
Mortgage Loans on Real Estate
As of December 31, 2019, mortgage loans were geographically dispersed throughout the U.S. with the largest concentrations in California (15.5%), Texas (12.5%) and Washington (8.4%) and include loans secured by properties in Canada (3.2%) and United Kingdom (1.0%). The recorded investment in mortgage loans on real estate presented below is gross of unamortized deferred loan origination fees and expenses, and valuation allowances.

The distribution of mortgage loans by property type is as follows as of December 31, 2019 and 2018 (dollars in millions):

	2019		2018
	Carrying Value	Percentage of Total	Carrying Value	Percentage of Total
Property type:
Office building	$1,771	31.0%	$1,726	34.6%
Retail	1,686	29.4	1,432	28.7
Industrial	1,169	20.4	962	19.3
Apartment	766	13.4	571	11.5
Other commercial	335	5.8	292	5.9
Recorded investment	5,727	100.0%	4,983	100.0%
Unamortized balance of loan origination fees and expenses	(9)		(6)
Valuation allowances	(12)		(11)
Total mortgage loans on real estate	$5,706		$4,966

The maturities of the mortgage loans as of December 31, 2019 and 2018 are as follows (dollars in millions):

	2019		2018
	Recorded Investment	% of Total	Recorded Investment	% of Total
Due within five years	$1,841	32.2%	$1,426	28.6%
Due after five years through ten years	2,944	51.4	2,686	53.9
Due after ten years	942	16.4	871	17.5
Total	$5,727	100.0%	$4,983	100.0%

The following tables set forth certain key credit quality indicators of the Company’s recorded investment in mortgage loans as of December 31, 2019 and 2018 (dollars in millions):

	Recorded Investment
	Debt Service Ratios			Construction loans
	>1.20x	1.00x - 1.20x	<1.00x		Total	% of Total
December 31, 2019:
Loan-to-Value Ratio
0% - 59.99%	$3,025	$52	$7	$—	$3,084	53.8%
60% - 69.99%	1,841	53	11	—	1,905	33.3
70% - 79.99%	492	13	39	—	544	9.5
Greater than 80%	96	61	37	—	194	3.4
Total	$5,454	$179	$94	$—	$5,727	100.0%

	Recorded Investment
	Debt Service Ratios			Construction loans
	>1.20x	1.00x - 1.20x	<1.00x		Total	% of Total
December 31, 2018:
Loan-to-Value Ratio
0% - 59.99%	$2,411	$61	$38	$14	$2,524	50.6%
60% - 69.99%	1,618	74	38	19	1,749	35.1
70% - 79.99%	414	48	54	—	516	10.4
Greater than 80%	118	50	26	—	194	3.9
Total	$4,561	$233	$156	$33	$4,983	100.0%

None of the payments due to the Company on its recorded investment in mortgage loans were delinquent as of December 31, 2019 and 2018.

The following table presents the recorded investment in mortgage loans, by method of measuring impairment, and the related valuation allowances, as of December 31, 2019 and 2018 (dollars in millions):

	2019	2018
Mortgage loans:
Individually measured for impairment	$17	$31
Collectively measured for impairment	5,710	4,952
Recorded investment	$5,727	$4,983
Valuation allowances:
Individually measured for impairment	$—	$—
Collectively measured for impairment	12	11
Total valuation allowances	$12	$11

Information regarding the Company’s loan valuation allowances for mortgage loans as of December 31, 2019, 2018 and 2017 are as follows (dollars in millions):

	2019	2018	2017
Balance, beginning of period	$11	$9	$8
Provision	1	2	1
Balance, end of period	$12	$11	$9

Information regarding the portion of the Company’s mortgage loans that were impaired as of December 31, 2019 and 2018 is as follows (dollars in millions):

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Carrying Value
December 31, 2019:
Impaired mortgage loans with no valuation allowance recorded	$17	$17	$—	$17
Impaired mortgage loans with valuation allowance recorded	—	—	—	—
Total impaired mortgage loans	$17	$17	$—	$17
December 31, 2018:
Impaired mortgage loans with no valuation allowance recorded	$31	$31	$—	$31
Impaired mortgage loans with valuation allowance recorded	—	—	—	—
Total impaired mortgage loans	$31	$31	$—	$31
The Company’s average investment balance of impaired mortgage loans and the related interest income are reflected in the table below for the years ended December 31, 2019, 2018 and 2017 (dollars in millions):

	2019		2018		2017
	Average Investment(1)	Interest Income	Average Investment(1)	Interest Income	Average Investment(1)	Interest Income
Impaired mortgage loans with no valuation allowance recorded	$20	$1	$24	$1	$4	$—
Impaired mortgage loans with valuation allowance recorded	—	—	—	—	—	—
Total	$20	$1	$24	$1	$4	$—

(1)	Average recorded investment represents the average loan balances as of the beginning of period and all subsequent quarterly end of period balances.
The Company did not acquire any impaired mortgage loans during the years ended December 31, 2019 and 2018. The Company had no mortgage loans that were on a nonaccrual status as of December 31, 2019 and 2018.
Policy Loans
The majority of policy loans are associated with one client. These policy loans present no credit risk as the amount of the loan cannot exceed the obligation due to the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. The Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.
Funds Withheld at Interest
As of December 31, 2019, $3.5 billion of the funds withheld at interest balance is associated with one client. For reinsurance agreements written on a modco basis and certain agreements written on a coinsurance funds withheld basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company and are reflected as funds withheld at interest on the Company’s consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances against amounts owed to the Company from the ceding company.
Other Invested Assets
Other invested assets include limited partnership interests, joint ventures (other than operating joint ventures), lifetime mortgages, derivative contracts and fair value option (“FVO”) contractholder-directed unit-linked investments. Other invested assets also include FHLB common stock, which is included in Other in the table below. Carrying values of these assets as of December 31, 2019 and 2018 are as follows (dollars in millions):

	2019	2018
Limited partnership interests and real estate joint ventures	$1,134	$965
Lifetime mortgages	775	476
Derivatives	117	180
FVO contractholder-directed unit-linked investments	260	198
Other	77	96
Total other invested assets	$2,363	$1,915

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
The Company has entered into longevity swaps in the form of out-of-the-money options, which provide protection against changes in mortality improvement to retirement plans and insurers of such plans. With a longevity swap transaction, the Company agrees with another party to exchange a proportion of a notional value. The proportion is determined by the difference between a predefined benefit, and the realized benefit plus the future expected benefit, calculated by reference to a population index for a fixed premium.
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
The Company has certain embedded derivatives that are required to be separated from their host contracts and reported as derivatives. Host contracts include reinsurance treaties structured on a modco or funds withheld basis. Additionally, the Company reinsures equity-indexed annuity and variable annuity contracts with benefits that are considered embedded derivatives, including guaranteed minimum withdrawal benefits, guaranteed minimum accumulation benefits, and guaranteed minimum income benefits. The changes in fair values of embedded derivatives on equity-indexed annuities described below relate to changes in the fair value associated with capital market and other related assumptions. The Company’s utilization of a credit valuation adjustment did not have a material effect on the change in fair value of its embedded derivatives for the years ended December 31, 2019, 2018 and 2017.

Summary of Derivative Positions
Derivatives, except for embedded derivatives and longevity and mortality swaps, are carried on the Company’s consolidated balance sheets in other invested assets or other liabilities, at fair value. Longevity and mortality swaps are included on the consolidated balance sheets in other assets or other liabilities, at fair value. Embedded derivative assets and liabilities on modco or funds withheld arrangements are included on the consolidated balance sheets with the host contract in funds withheld at interest, at fair value. Embedded derivative liabilities on indexed annuity and variable annuity products are included on the consolidated balance sheets with the host contract in interest-sensitive contract liabilities, at fair value. The following table presents the notional amounts and gross fair value of derivative instruments prior to taking into account the netting effects of master netting agreements as of December 31, 2019 and 2018 (dollars in millions):

		December 31, 2019			December 31, 2018
	Primary Underlying Risk	Notional	Carrying Value/Fair Value		Notional	Carrying Value/Fair Value
		Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	Interest rate	$909	$70	$3	$1,041	$47	$1
Financial futures	Equity	307	—	—	326	—	—
Foreign currency swaps	Foreign currency	150	—	9	150	1	5
Foreign currency forwards	Foreign currency	175	1	—	25	—	—
CPI swaps	CPI	441	—	28	386	—	11
Credit default swaps	Credit	1,306	5	—	1,338	6	1
Equity options	Equity	364	15	—	439	43	—
Longevity swaps	Longevity	—	—	—	917	48	—
Mortality swaps	Mortality	—	—	—	25	—	—
Synthetic GICs	Interest rate	13,823	—	—	13,397	—	—
Embedded derivatives in:
Modco or funds withheld arrangements		—	121	—	—	110	—
Indexed annuity products		—	—	767	—	—	777
Variable annuity products		—	—	163	—	—	168
Total non-hedging derivatives		17,475	212	970	18,044	255	963
Derivatives designated as hedging instruments:
Interest rate swaps	Foreign currency/Interest rate	535	1	29	435	—	27
Foreign currency swaps	Foreign currency	342	17	2	495	51	—
Foreign currency forwards	Foreign currency	1,094	28	2	911	51	—
Total hedging derivatives		1,971	46	33	1,841	102	27
Total derivatives		$19,446	$258	$1,003	$19,885	$357	$990

Fair Value Hedges
The Company designates and reports certain foreign currency swaps to hedge the foreign currency fair value exposure of foreign currency denominated assets as fair value hedges when they meet the requirements of the general accounting principles for Derivatives and Hedging. The gain or loss on the hedged item attributable to a change in foreign currency and the offsetting gain or loss on the related foreign currency swaps as of December 31, 2019, 2018 and 2017 were (dollars in millions):

Type of Fair Value Hedge	Hedged Item	Gains (Losses) Recognized for Derivatives	Gains (Losses) Recognized for Hedged Items
		Investment Related Gains (Losses)
For the Year Ended December 31, 2019:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$(4)	$—
For the Year Ended December 31, 2018:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$(11)	$12
For the Year Ended December 31, 2017:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$9	$(9)

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
The following table presents the components of AOCI, before income tax, and the consolidated income statement classification where the gain or loss is recognized related to cash flow hedges for the years ended December 31, 2019, 2018 and 2017 (dollars in millions):

Amounts Included in AOCI
Balance December 31, 2016	$(2)
Gains (losses) deferred in other comprehensive income (loss)	6
Amounts reclassified to investment related (gains) losses, net	(1)
Amounts reclassified to investment income	—
Amounts reclassified to interest expense	—
Balance December 31, 2017	3
Gains (losses) deferred in other comprehensive income (loss)	6
Amounts reclassified to investment income	—
Amounts reclassified to interest expense	—
Balance December 31, 2018	9
Gains (losses) deferred in other comprehensive income (loss)	(34)
Amounts reclassified to investment income	—
Amounts reclassified to interest expense	(1)
Balance December 31, 2019	$(26)
As of December 31, 2019, there are no material amounts recorded in AOCI that are expected to be reclassified to earnings during the next twelve months.
The following table presents the effect of derivatives in cash flow hedging relationships on the consolidated statements of income and the consolidated statements of stockholders’ equity for the years ended December 31, 2019, 2018 and 2017 (dollars in millions):

Derivative Type	Gains (Losses) Deferred in OCI	Gains (Losses) Reclassified into Income from OCI
For the year ended December 31, 2019:		Investment Related Gains (Losses)	Investment Income	Interest Expense
Interest rate	$(32)	$—	$—	$1
Foreign currency/Interest rate	(2)	—	—	—
Forward bond purchase commitments	—	—	—	—
Total	$(34)	$—	$—	$1

For the year ended December 31, 2018:
Interest rate	$12	$—	$—	$—
Foreign currency/Interest rate	(6)	—	—	—
Forward bond purchase commitments	—	—	—	—
Total	$6	$—	$—	$—

For the year ended December 31, 2017:
Interest rate	$(6)	$—	$—	$—
Foreign currency/Interest rate	12	—	—	—
Forward bond purchase commitments	—	1	—	—
Total	$6	$1	$—	$—

For the years ended December 31, 2019, 2018 and 2017, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Hedges of Net Investments in Foreign Operations
The Company uses foreign currency swaps and foreign currency forwards to hedge a portion of its net investment in certain foreign operations against adverse movements in exchange rates. The following table illustrates the Company’s net investments in foreign operations (“NIFO”) hedges for the years ended December 31, 2019, 2018 and 2017 (dollars in millions):

	Derivative Gains (Losses) Deferred in AOCI
	For the year ended
Type of NIFO Hedge (1)	2019	2018	2017
Foreign currency swaps	$(9)	$31	$(38)
Foreign currency forwards	(24)	56	(10)

(1)
There were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from accumulated other comprehensive income (loss) into investment income during the periods presented.

The cumulative foreign currency translation gain recorded in AOCI related to these hedges was $168 million and $201 million as of December 31, 2019 and 2018, respectively. If a hedged foreign operation was sold or substantially liquidated, the amounts in AOCI would be reclassified to the consolidated statements of income. A pro rata portion would be reclassified upon partial sale of a hedged foreign operation.
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
A summary of the effect of non-hedging derivatives, including embedded derivatives, on the Company’s consolidated statements of income for the years ended December 31, 2019, 2018 and 2017 is as follows (dollars in millions):

		Gains (Losses) for the Years Ended December 31,
Type of Non-hedging Derivative	Income Statement Location of Gains (Losses)	2019	2018	2017
Interest rate swaps	Investment related gains (losses), net	$65	$(21)	$11
Financial futures	Investment related gains (losses), net	(46)	21	(36)
Foreign currency swaps	Investment related gains (losses), net	—	(4)	—
Foreign currency forwards	Investment related gains (losses), net	1	—	1
Consumer price index swaps	Investment related gains (losses), net	(18)	(10)	(2)
Credit default swaps	Investment related gains (losses), net	30	(2)	18
Equity options	Investment related gains (losses), net	(40)	7	(43)
Longevity swaps	Other revenues	13	9	9
Mortality swaps	Other revenues	(1)	—	(1)
Subtotal		4	—	(43)
Embedded derivatives in:
Modco or funds withheld arrangements	Investment related gains (losses), net	11	(13)	145
Indexed annuity products	Interest credited	(57)	27	(80)
Variable annuity products	Investment related gains (losses), net	5	(15)	32
Total non-hedging derivatives		$(37)	$(1)	$54

Credit Derivatives
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of credit default swaps sold by the Company as of December 31, 2019 and 2018 (dollars in millions):

	2019			2018
Rating Agency Designation of Referenced Credit Obligations(1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)
AAA/AA+/AA/AA-/A+/A/A-
Single name credit default swaps	$2	$142	1.7	$2	$152	2.2
Subtotal	2	142	1.7	2	152	2.2
BBB+/BBB/BBB-
Single name credit default swaps	3	291	1.9	3	354	2.2
Credit default swaps referencing indices	—	873	4.7	—	817	6.4
Subtotal	3	1,164	4.0	3	1,171	5.1
BB+/BB/BB-
Single name credit default swaps	—	—	0.0	—	15	0.7
Subtotal	—	—	0.0	—	15	0.7
Total	$5	$1,306	3.7	$5	$1,338	4.7

(1)	The rating agency designations are based on ratings from Standard and Poor’s (“S&P”).

(2)	Assumes the value of the referenced credit obligations is zero.

(3)	The weighted average years to maturity of the credit default swaps is calculated based on weighted average notional amounts.
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
The following table provides information relating to the netting of the Company’s derivative instruments as of December 31, 2019 and December 31, 2018 (dollars in millions):

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments(1)	Cash Collateral Pledged/ Received	Net Amount
December 31, 2019:
Derivative assets	$137	$(20)	$117	$—	$(119)	$(2)
Derivative liabilities	73	(20)	53	(92)	(52)	(91)
December 31, 2018:
Derivative assets	$247	$(19)	$228	$—	$(235)	$(7)
Derivative liabilities	45	(19)	26	(71)	(24)	(69)

(1)	Includes initial margin posted to a central clearing partner.
The Company had no credit exposure related to its derivative contracts, as of December 31, 2019 and 2018, as the net amount of collateral pledged to the Company from counterparties exceeded the fair value of the derivative contracts. The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments with a positive fair value. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value at the reporting date plus or minus any collateral posted or held by the Company.
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

Assets and Liabilities by Hierarchy Level
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018 are summarized below (dollars in millions):

December 31, 2019:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
Corporate	$31,393	$—	$29,207	$2,186
Canadian government	4,612	—	3,908	704
RMBS	2,398	—	2,349	49
ABS	2,978	—	2,865	113
CMBS	1,899	—	1,853	46
U.S. government	2,152	2,030	106	16
State and political subdivisions	1,164	—	1,155	9
Other foreign government	4,525	—	4,509	16
Total fixed maturity securities – available-for-sale	51,121	2,030	45,952	3,139
Equity securities	320	243	—	77
Funds withheld at interest – embedded derivatives	121	—	—	121
Cash equivalents	274	274	—	—
Short-term investments	32	4	26	2
Other invested assets:
Derivatives	117	—	117	—
FVO contractholder-directed unit-linked investments	260	207	53	—
Total other invested assets	377	207	170	—
Total	$52,245	$2,758	$46,148	$3,339
Liabilities:
Interest-sensitive contract liabilities – embedded derivatives	$930	$—	$—	$930
Other liabilities:
Derivatives	53	—	53	—
Total	$983	$—	$53	$930

December 31, 2018:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
Corporate	$23,982	$—	$22,651	$1,331
Canadian government	3,892	—	3,364	528
RMBS	1,869	—	1,862	7
ABS	2,150	—	2,054	96
CMBS	1,419	—	1,419	—
U.S. government	2,186	2,068	100	18
State and political subdivisions	752	—	742	10
Other foreign government	3,742	—	3,737	5
Total fixed maturity securities – available-for-sale	39,992	2,068	35,929	1,995
Equity securities	82	49	—	33
Funds withheld at interest – embedded derivatives	110	—	—	110
Cash equivalents	485	473	12	—
Short-term investments	106	5	99	2
Other invested assets:
Derivatives	180	—	180	—
FVO contractholder-directed unit-linked investments	198	197	1	—
Total other invested assets	378	197	181	—
Other assets - longevity swaps	48	—	—	48
Total	$41,201	$2,792	$36,221	$2,188
Liabilities:
Interest-sensitive contract liabilities – embedded derivatives	$945	$—	$—	$945
Other liabilities:
Derivatives	27	—	27	—
Total	$972	$—	$27	$945

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
Cash Equivalents and Short-Term Investments – Cash equivalents and short-term investments include money market instruments, and other highly liquid debt instruments. Money market instruments are generally valued using unadjusted quoted prices in active markets that are accessible for identical assets and are primarily classified as Level 1. The fair value of certain other cash equivalents and short-term investments, such as bonds with original maturities twelve months or less, are based upon other market observable data and are typically classified as Level 2. However, certain short-term investments may incorporate significant unobservable inputs resulting in a Level 3 classification. Various time deposits, certificates of deposit and sweeps carried as cash equivalents or short-term investments are not measured at estimated fair value and therefore are excluded from the tables presented.
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
Derivative Assets and Derivative Liabilities – All of the derivative instruments utilized by the Company, except for longevity and mortality swaps, are classified within Level 2 on the fair value hierarchy. These derivatives are principally valued using an income approach. Valuations of interest rate contracts are based on present value techniques, which utilize significant inputs that may include the swap yield curve, London Interbank Offered Rate (“LIBOR”) basis curves, Overnight Index Swaps (“OIS”) curves, and repurchase rates. Valuations of foreign currency contracts are based on present value techniques, which utilize significant inputs that may include the swap yield curve, LIBOR basis curves, currency spot rates, and cross currency basis curves. Valuations of credit contracts, are based on present value techniques, which utilize significant inputs that may include the swap yield curve, credit curves, and recovery rates. Valuations of equity market contracts, are based on present value techniques, which utilize significant inputs that may include the swap yield curve, spot equity index levels, and dividend yield curves. Valuations of equity market contracts, option-based, are based on option pricing models, which utilize significant inputs that may include the swap yield curve, spot equity index levels, dividend yield curves, and equity volatility.
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

Quantitative Information Regarding Internally-Priced Assets and Liabilities
The following table presents quantitative information about significant unobservable inputs used in Level 3 fair value measurements that are developed internally by the Company as of December 31, 2019 and 2018 (dollars in millions):

	Estimated Fair Value		Valuation	Unobservable	Range (Weighted Average)
Assets:	2019	2018	Technique	Input	2019	2018
Corporate	$1,070	$643	Market comparable securities	Liquidity premium	0-2% (1%)	0-5% (1%)
				EBITDA Multiple	5.2x-7.1x (6.7x)	5.9x-7.5x (6.5x)
ABS	101	78	Market comparable securities	Liquidity premium	0-4% (1%)	0-1% (1%)
U.S. government	16	18	Market comparable securities	Liquidity premium	0-1% (1%)	0-1% (1%)
Other foreign government	16	5	Market comparable securities	Liquidity premium	0-1% (1%)	1%
Equity securities	32	25	Market comparable securities	Liquidity premium	4%	4%
				EBITDA Multiple	6.9x-9.3x (7.8x)	6.9x-12.3x (7.9x)
Funds withheld at interest- embedded derivatives	121	110	Total return swap	Mortality	0-100% (2%)	0-100% (2%)
				Lapse	0-35% (13%)	0-35% (10%)
				Withdrawal	0-5% (3%)	0-5% (3%)
				CVA	0-5% (1%)	0-5% (1%)
				Crediting rate	2-4% (2%)	2-4% (2%)
Longevity swaps	—	48	Discounted cash flow	Mortality	—	0-100% (2%)
				Mortality improvement	—	(10%)-10% (3%)
Liabilities:
Interest-sensitive contract liabilities- embedded derivatives- indexed annuities	768	777	Discounted cash flow	Mortality	0-100% (2%)	0-100% (2%)
				Lapse	0-35% (13%)	0-35% (10%)
				Withdrawal	0-5% (3%)	0-5% (3%)
				Option budget projection	2-4% (2%)	2-4% (2%)
Interest-sensitive contract liabilities- embedded derivatives- variable annuities	163	168	Discounted cash flow	Mortality	0-100% (1%)	0-100% (1%)
				Lapse	0-25% (5%)	0-25% (5%)
				Withdrawal	0-7% (5%)	0-7% (5%)
				CVA	0-5% (1%)	0-5% (1%)
				Long-term volatility	0-27% (12%)	0-27% (13%)
Mortality swaps	—	—	Discounted cash flow	Mortality	—	0-100% (1%)

Changes in Level 3 Assets and Liabilities
Assets and liabilities transferred into Level 3 are due to a lack of observable market transactions and price information. Transfers out of Level 3 are primarily the result of the Company obtaining observable pricing information or a third party pricing quotation that appropriately reflects the fair value of those assets and liabilities. In 2018, the Company transferred equity securities with a fair value of approximately $39 million into Level 3 as a result of the adoption of the accounting guidance for the recognition and measurement of equity securities.
The reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows (dollars in millions):

For the year ended December 31, 2019:	Fixed maturity securities - available-for-sale						Funds withheld at interest-embedded derivatives	Other assets - longevity and mortality swaps	Interest-sensitive contract liabilities embedded derivatives
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Equity securities	Short-term investments
Fair value, beginning of period	$1,331	$533	$103	$28	$33	$2	$110	$48	$(945)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	1	15	—	—	—	—	—	—	—
Investment related gains (losses), net	(11)	—	—	—	12	—	11	—	5
Interest credited	—	—	—	—	—	—	—	—	(57)
Included in other comprehensive income	48	162	4	1	—	(1)	—	(2)	—
Other revenue	—	—	—	—	—	—	—	12	—
Purchases(1)	1,050	10	85	—	33	30	—	—	(17)
Sales(1)	(81)	—	(1)	—	(1)	(1)	—	—	—
Settlements(1)	(194)	—	(63)	(4)	—	(1)	—	(58)	84
Transfers into Level 3	43	—	86	—	—	—	—	—	—
Transfers out of Level 3	(1)	—	(6)	—	—	(27)	—	—	—
Fair value, end of period	$2,186	$720	$208	$25	$77	$2	$121	$—	$(930)
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$2	$15	$—	$—	$—	$—	$—	$—	$—
Investment related gains (losses), net	(11)	—	—	—	12	—	11	—	(3)
Other revenues	—	—	—	—	—	—	—	—	—
Interest credited	—	—	—	—	—	—	—	—	(140)

For the year ended December 31, 2018:	Fixed maturity securities - available-for-sale						Funds withheld at interest-embedded derivatives	Other assets - longevity and mortality swaps	Interest-sensitive contract liabilities embedded derivatives
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Equity securities	Short-term investments
Fair value, beginning of period	$1,337	$599	$235	$64	$—	$3	$122	$39	$(1,014)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(1)	14	—	—	—	—	—	—	—
Investment related gains (losses), net	(5)	—	2	—	(13)	—	(12)	—	(15)
Interest credited	—	—	—	—	—	—	—	—	27
Included in other comprehensive income	(33)	(80)	(3)	—	—	—	—	(2)	—
Other revenue	—	—	—	—	—	—	—	9	—
Purchases(1)	509	—	94	—	14	3	—	—	(19)
Sales(1)	(106)	—	(7)	—	(7)	—	—	—	—
Settlements(1)	(273)	—	(62)	(5)	—	(1)	—	2	76
Transfers into Level 3	10	—	78	10	39	—	—	—	—
Transfers out of Level 3	(107)	—	(234)	(41)	—	(3)	—	—	—
Fair value, end of period	$1,331	$533	$103	$28	$33	$2	$110	$48	$(945)
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(1)	$14	$—	$—	$—	$—	$—	$—	$—
Investment related gains (losses), net	(6)	—	—	—	(16)	—	(12)	—	(22)
Other revenues	—	—	—	—	—	—	—	9	—
Interest credited	—	—	—	—	—	—	—	—	(49)

For the year ended December 31, 2017:	Fixed maturity securities - available-for-sale					Funds withheld at interest-embedded derivatives	Other assets - longevity and mortality swaps	Interest-sensitive contract liabilities embedded derivatives
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Short-term investments
Fair value, beginning of period	$1,272	$489	$401	$66	$3	$(23)	$25	$(990)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	(1)	13	2	—	—	—	—	—
Investment related gains (losses), net	5	—	—	—	—	145	—	32
Interest credited	—	—	—	—	—	—	—	(80)
Included in other comprehensive income	(7)	105	9	—	—	—	4	—
Other revenue	—	—	—	—	—	—	8	—
Purchases(1)	409	—	123	—	4	—	—	(55)
Sales(1)	(89)	—	(32)	—	—	—	—	—
Settlements(1)	(286)	(1)	(112)	(2)	—	—	2	79
Transfers into Level 3	47	—	96	7	—	—	—	—
Transfers out of Level 3	(13)	(7)	(252)	(7)	(4)	—	—	—
Fair value, end of period	$1,337	$599	$235	$64	$3	$122	$39	$(1,014)
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$(1)	$13	$—	$—	$—	$—	$—	$—
Investment related gains (losses), net	(5)	—	—	—	—	145	—	23
Other revenues	—	—	—	—	—	—	8	—
Interest credited	—	—	—	—	—	—	—	(159)

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

	Carrying Value After Measurement		Net Investment Gains (Losses)
	At December 31,		Years ended December 31,
(dollars in millions)	2019	2018	2019	2018
Limited partnership interests and real estate joint ventures(1)	$18	$5	$(11)	$(3)

(1)
Impairments on these investments were recognized at estimated fair value determined using the net asset values of the Company’s ownership interest as provided in the financial statements of the investees. Real estate joint ventures were recognized at estimated fair value determined using historical and forecasted information for specific properties, including net operating income, occupancy, and sales levels. The market for these investments has limited activity and price transparency.

Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments, which were not measured at fair value on a recurring basis, as of December 31, 2019 and 2018 (dollars in millions). This table excludes any payables or receivables for collateral under repurchase agreements and other transactions. The estimated fair value of the excluded amount approximates carrying value as they equal the amount of cash collateral received/paid.

		Estimated Fair	Fair Value Measurement Using:
December 31, 2019:	Carrying Value (1)	Value	Level 1	Level 2	Level 3	NAV
Assets:
Mortgage loans on real estate	$5,706	$5,935	$—	$—	$5,935	$—
Policy loans	1,319	1,319	—	1,319	—	—
Funds withheld at interest	5,526	5,870	—	—	5,870	—
Cash and cash equivalents	1,175	1,175	1,175	—	—	—
Short-term investments	32	32	32	—	—	—
Other invested assets	1,259	1,278	5	68	803	402
Accrued investment income	493	493	—	493	—	—
Liabilities:
Interest-sensitive contract liabilities	$19,163	$21,542	$—	$—	$21,542	$—
Long-term debt	2,981	3,179	—	—	3,179	—
Collateral finance and securitization notes	598	551	—	—	551	—

December 31, 2018:
Assets:
Mortgage loans on real estate	$4,966	$4,917	$—	$—	$4,917	$—
Policy loans	1,345	1,345	—	1,345	—	—
Funds withheld at interest	5,655	5,803	—	—	5,803	—
Cash and cash equivalents	1,405	1,405	1,405	—	—	—
Short-term investments	37	37	37	—	—	—
Other invested assets	946	941	5	83	477	376
Accrued investment income	428	428	—	428	—	—
Liabilities:
Interest-sensitive contract liabilities	$14,547	$14,611	$—	$—	$14,611	$—
Long-term debt	2,788	2,752	—	—	2,752	—
Collateral finance and securitization notes	682	627	—	—	627	—

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
Other Invested Assets – This primarily includes limited partnership interests accounted for using the cost method, FHLB common stock, cash collateral and lifetime mortgages. The fair value of limited partnership interests and other investments accounted for using the cost method is determined using the NAV of the Company’s ownership interest as provided in the financial statements of the investees. The fair value of the Company’s common stock investment in the FHLB is considered to be the carrying value and it is considered Level 2 in the fair value hierarchy. The fair value of the Company’s cash collateral is considered to be the carrying value and considered to be Level 1 in the fair value hierarchy. The fair value of the Company’s lifetime mortgage loan portfolio, considered Level 3 in the fair value hierarchy, is estimated by discounting cash flows, both principal and interest, using a risk-free rate plus an illiquidity premium. The cash flow analysis considers future expenses, changes in property prices, and actuarial analysis of borrower behavior, mortality and morbidity.
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
Note 7   REINSURANCE
In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance or reinsurance companies under excess coverage and coinsurance contracts. In the individual life markets, the Company retains a maximum of $8 million of coverage per individual life. Claims in excess of this retention amount are retroceded to retrocessionaires; however, the Company remains fully liable to the ceding company for the entire amount of risk it assumes. In certain limited situations the Company has retained more than $8 million per individual policy. The Company enters into agreements with other reinsurers to mitigate the residual risk related to the over-retained policies. Additionally, due to some lower face amount reinsurance coverage provided by the Company in addition to individual life, such as group life, disability and health, under certain circumstances, the Company could potentially incur net claims totaling more than $8 million per individual life.
Retrocession reinsurance treaties do not relieve the Company from its obligations to direct writing companies. Failure of retrocessionaires to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of the insurance and reinsurance companies from which it assumes and to which it cedes reinsurance. Consequently, allowances would be established for amounts deemed uncollectible. At December 31, 2019 and 2018, no allowances were deemed necessary.
Retrocessions are arranged through the Company’s retrocession pools for amounts in excess of the Company’s retention limit. As of December 31, 2019, all rated retrocession pool participants followed by the A.M. Best Company were rated “A- (excellent)” or better. The Company verifies retrocession pool participants’ ratings on a quarterly basis. For a majority of the retrocessionaires that were not rated, security in the form of letters of credit or trust assets has been posted. In addition, the Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance. In addition to its third party retrocessionaires, various RGA reinsurance subsidiaries retrocede amounts in excess of their retention to affiliated subsidiaries.

The following table presents information for the Company’s ceded reinsurance receivable assets, including the respective amount and A.M. Best rating for each reinsurer representing in excess of five percent of the total as of December 31, 2019 or 2018 (dollars in millions):

		2019		2018
Reinsurer	A.M. Best Rating	Amount	% of Total	Amount	% of Total
Reinsurer A	A+	$367	40.6%	$303	40.0%
Reinsurer B	A+	208	23.0	193	25.5
Reinsurer C	A	84	9.3	70	9.2
Reinsurer D	A++	53	5.9	37	4.8
Reinsurer E	A+	43	4.8	40	5.3
Other reinsurers		149	16.4	115	15.2
Total		$904	100.0%	$758	100.0%

Included in the total ceded reinsurance receivables balance were $223 million and $243 million of claims recoverable, of which $15 million and $17 million were in excess of 90 days past due, as of December 31, 2019 and 2018, respectively.
The effect of reinsurance on net premiums is as follows (dollars in millions):

Years ended December 31,	2019	2018	2017
Direct insurance	$76	$63	$62
Reinsurance assumed	12,150	11,341	10,642
Reinsurance ceded	(929)	(860)	(863)
Net premiums	$11,297	$10,544	$9,841
The effect of reinsurance on claims and other policy benefits as follows (dollars in millions):

Years ended December 31,	2019	2018	2017
Direct insurance	$113	$107	$104
Reinsurance assumed	11,404	9,997	9,282
Reinsurance ceded	(1,320)	(785)	(867)
Net claims and other policy benefits	$10,197	$9,319	$8,519

The effect of reinsurance on life insurance in force is shown in the following schedule (dollars in millions):

	Direct	Assumed	Ceded	Net	Assumed/Net %
December 31, 2019	$1,316	$3,480,206	$192,864	$3,288,658	105.8%
December 31, 2018	1,363	3,329,181	186,172	3,144,372	105.9
December 31, 2017	1,462	3,297,275	205,529	3,093,208	106.6

At December 31, 2019 and 2018, respectively, the Company provided approximately $22.7 billion and $18.1 billion of financial reinsurance, as measured by pre-tax statutory surplus, risk based capital and other financial reinsurance structures, to other insurance companies under financial reinsurance or capital solutions transactions to assist ceding companies in meeting applicable regulatory requirements. Generally, such financial reinsurance is provided by the Company committing cash or assuming insurance liabilities, which are collateralized by future profits on the reinsured business. The Company earns a fee based on the amount of net outstanding financial reinsurance.

Reinsurance treaties, whether facultative or automatic, may provide for recapture rights on the part of the ceding company. Recapture rights permit the ceding company to reassume all or a portion of the risk formerly ceded to the reinsurer after an agreed-upon period of time, generally 10 years, or in some cases due to changes in the financial condition or ratings of the reinsurer. Recapture of business previously ceded does not affect premiums ceded prior to the recapture of such business but would reduce premiums in subsequent periods. Additionally, some reinsurance treaties give the ceding company the right to require the Company to place assets in trust for their benefit to support the ceding company’s statutory reserve credits, in the event of a downgrade of the Company’s credit ratings and or other statutory measure to specified levels, generally non-investment grade levels, or if minimum levels of financial condition are not maintained. As of December 31, 2019, neither the Company nor its subsidiaries have been required to post additional collateral or have had a reinsurance treaty recaptured as a result of credit downgrade or defined statutory measure decline.

Certain reinsurance treaties require the reinsurer to place assets in trust to collateralize the reinsurer’s obligation to the ceding company. Assets placed in trust continue to be owned by the Company, but their use is restricted based on the terms of the trust agreement. Securities with an amortized cost of $3.3 billion and $2.9 billion were held in trust for the benefit of the Company’s subsidiaries to satisfy collateral requirements for reinsurance business at December 31, 2019 and 2018, respectively. Additionally, securities with an amortized cost of $27.3 billion and $20.1 billion as of December 31, 2019 and 2018, respectively, were held in trust to satisfy collateral requirements under certain third-party reinsurance treaties. Under certain conditions, the Company may be obligated to move reinsurance from one subsidiary to another subsidiary, post additional collateral or make payments under a given reinsurance treaty. These conditions include change in control or ratings of the subsidiary, insolvency, nonperformance under a reinsurance treaty, or loss of license or other regulatory authorization of such subsidiary. If the Company was ever required to move reinsurance from one subsidiary to another subsidiary, the risk to the Company on a consolidated basis under the reinsurance treaties would not change; however, additional collateral may need to be posted or additional capital may be required due to the change in jurisdiction of the subsidiary reinsuring the business, which could lead to a strain on liquidity.

Note 8   DEFERRED POLICY ACQUISITION COSTS
The following reflects the amounts of policy acquisition costs deferred and amortized (dollars in millions):

Years ended December 31,	2019	2018	2017
Balance, beginning of year	$3,398	$3,240	$3,339
Capitalization	526	608	348
Amortization (including interest)	(315)	(438)	(433)
Change in value of embedded derivatives	(15)	14	(70)
Attributed to unrealized investment gains (losses)	(97)	27	(8)
Foreign currency translation	15	(53)	64
Balance, end of year	$3,512	$3,398	$3,240

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
Note 9   INCOME TAX
The effective tax rate for 2019 was higher than the U.S. Statutory rate of 21.0% primarily as a result of valuation allowance increases in various jurisdictions and tax expense related to uncertain tax positions, which were partially offset by foreign bases differences, excess tax benefit of equity compensation and tax benefit from foreign tax credits. The effective tax rate for 2018 was lower than the U.S. Statutory rate of 21% primarily as a result of the release of a valuation allowance on foreign tax credits and foreign bases differences, which was partially offset by tax expense related to GILTI and valuation allowance increases. The 2017 effective tax rate includes the tax effects of U.S. Tax Reform. See the table below for additional information.
Pre-tax income for the years ended December 31, 2019, 2018 and 2017 consists of the following (dollars in millions):

	2019	2018	2017
Pre-tax income - U.S.	$871	$626	$871
Pre-tax income - foreign	261	220	272
Total pre-tax income	$1,132	$846	$1,143

The provision for income tax expense for the years ended December 31, 2019, 2018 and 2017 consists of the following (dollars in millions):

	2019	2018	2017
Current income tax expense (benefit):
U.S.	$(9)	$78	$131
U.S. Tax Reform	—	(68)	—
Foreign	60	43	37
Total current	51	53	168
Deferred income tax expense (benefit):
U.S.	182	63	160
U.S. Tax Reform	—	6	(1,034)
Foreign	29	8	27
Total deferred	211	77	(847)
Total provision for income taxes	$262	$130	$(679)

The Company’s effective tax rate differed from the U.S. federal income tax statutory rate of 21%, 21%, and 35% as a result of the following for the years ended December 31, 2019, 2018 and 2017 (dollars in millions):

	2019	2018	2017
Tax provision at U.S. statutory rate	$238	$178	$400
Increase (decrease) in income taxes resulting from:
U.S. Tax Reform	—	(62)	(1,034)
Foreign tax rate differing from U.S. tax rate	2	4	(22)
Differences in tax basis in foreign jurisdictions	(23)	(23)	(23)
Deferred tax valuation allowance	56	23	29
Amounts related to audit contingencies	8	1	(7)
Equity compensation excess benefit	(8)	(6)	(10)
Corporate rate changes	(1)	1	(6)
GILTI, net of credits	—	10	—
Subpart F for non-full inclusion companies	1	1	2
Foreign tax credits	(6)	(3)	(2)
Return to provision adjustments	(6)	(1)	(5)
Other, net	1	7	(1)
Total provision for income taxes	$262	$130	$(679)
Effective tax rate	23.1%	15.4%	(59.4)%

Total income taxes for the years ended December 31, 2019, 2018 and 2017 were as follows (dollars in millions):

	2019	2018	2017
Provision for income taxes	$262	$130	$(679)
Income tax from OCI and additional paid-in-capital:
Net unrealized holding gain (loss) on debt and equity securities recognized for financial reporting purposes	681	(368)	307
Foreign currency translation	3	19	(42)
Unrealized pension and post retirement	(5)	—	—
Total income taxes provided	$941	$(219)	$(414)

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities at December 31, 2019 and 2018, are presented in the following tables (dollars in millions):

	2019	2018
Deferred income tax assets:
Nondeductible accruals	$100	$86
Differences between tax and financial reporting amounts concerning certain reinsurance transactions	105	102
Differences in the tax basis of cash and invested assets	—	28
Investment income differences	7	80
Deferred acquisition costs capitalized for tax	127	125
Net operating loss carryforward	330	406
Capital loss and tax credit carryforwards	38	33
Subtotal	707	860
Valuation allowance	(236)	(181)
Total deferred income tax assets	471	679
Deferred income tax liabilities:
Deferred acquisition costs capitalized for financial reporting	797	843
Differences between tax and financial reporting amounts concerning certain reinsurance transactions	1,293	1,152
Differences in the tax basis of cash and invested assets	991	346
Investment income differences	—	9
Differences in foreign currency translation	52	53
Anticipated future tax credit reduction	26	25
Total deferred income tax liabilities	3,159	2,428
Net deferred income tax liabilities	$2,688	$1,749
Balance sheet presentation of net deferred income tax liabilities:
Included in other assets	$24	$50
Included in deferred income taxes	2,712	1,799
Net deferred income tax liabilities	$2,688	$1,749

As of December 31, 2019, the valuation allowance against deferred tax assets was $236 million. During 2019 there was a $44 million increase to the valuation allowance related to the tax losses of RGA Reinsurance Company of Australia Limited ("RGA Australia"). RGA Australia's tax loss primarily relates to income on internal retrocession that is not taxable in RGA Australia. The RGA Australia deferred tax asset has been reduced to the amount more likely than not to be realized considering the projected future earnings. The valuation allowance also increased due to losses in jurisdictions where the company does not have a recent history of earnings including China and Spain. These increases were partially offset by a release of a valuation allowance in New Zealand due to taxable income in recent years.
As of December 31, 2018, the valuation allowance against deferred tax assets was $181 million. During 2018, a valuation allowance on the U.S. Foreign tax credit carryforwards of $65 million was released. This release partially offset a $25 million increase to the valuation allowance related to the net operating losses of RGA Australia and increases and decreases to the valuation allowance in jurisdictions where the Company does not have a history of earnings. Further decreases to the valuation allowance include foreign currency translation and reclassifications with other deferred tax assets of $13 million.
The earnings of substantially all of the Company's foreign subsidiaries have been permanently reinvested in foreign operations. No provision has been made for U.S. tax or foreign withholding taxes that may be applicable upon any repatriation or sale. At December 31, 2019 and 2018, the financial reporting basis in excess of the tax basis for which no deferred taxes have been recognized was approximately $1,642 million and $1,364 million, respectively. As U.S. Tax Reform generally eliminates U.S. federal income taxes on dividends from foreign subsidiaries, the Company does not expect to incur material income taxes if these funds were repatriated.
During 2019, 2018, and 2017, the Company received federal and foreign income tax refunds of approximately $22 million, $2 million, and $12 million, respectively. The Company made cash income tax payments of approximately $66 million, $144 million, and $49 million, in 2019, 2018, and 2017, respectively.
The following table presents consolidated net operating losses (“NOL”) as of December 31, 2019 (dollars in millions):

2019
NOL with no expiration and with no valuation allowance	$129
NOL with a full valuation allowance	140
NOL with no expiration and a partial valuation allowance	513
NOL with expiration dates between 2029 & 2038 with no valuation allowance	530
Total net operating loss carryforwards	$1,312

These net operating losses, other than the net operating losses for which there is a valuation allowance, are expected to be utilized in the normal course of business during the period allowed for carryforwards and in any event, are not expected to be lost, due to the application of tax planning strategies that management would utilize.
As of December 31, 2019 the Company had foreign tax credit carryforwards of $28 million in Ireland for which there is a full valuation allowance.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is under continuous examination by the Internal Revenue Service and is subject to audit by taxing authorities in other foreign jurisdictions in which the Company has significant business operations. The income tax years under examination vary by jurisdiction. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years prior to 2016, Canadian tax authorities for years prior to 2015 and with a few exceptions, the Company is no longer subject to state and foreign income tax examinations by tax authorities for years prior to 2014.
As of December 31, 2019, the Company’s total amount of unrecognized tax benefits was $333 million and the total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, was $21 million. Management believes there will be no material impact to the Company’s effective tax rate related to unrecognized tax benefits over the next 12 months.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2019, 2018 and 2017, is as follows (dollars in millions):

	Total Unrecognized Tax Benefits
	2019	2018	2017
Beginning balance, January 1	$325	$321	$297
Acquisition Accounting	—	1	—
Additions for tax positions of prior years	264	256	248
Reductions for tax positions of prior years	(262)	(257)	(247)
Additions for tax positions of current year	6	4	36
Settlements with tax authorities	—	—	(13)
Ending balance, December 31	$333	$325	$321

The Company recognized interest expense (benefit) associated with uncertain tax positions in 2019, 2018 and 2017 of $12 million, $(3) million, and $(5) million, respectively. As of December 31, 2019 and 2018, the Company had $23 million and $12 million, respectively, of accrued interest related to unrecognized tax benefits. There are no penalties accrued as of December 31, 2019 or December 31, 2018.
Note 10   EMPLOYEE BENEFIT PLANS
Certain subsidiaries of the Company are sponsors or administrators of both qualified and non-qualified defined benefit pension plans (“Pension Plans”). The largest of these plans is a non-contributory qualified defined benefit pension plan sponsored by RGA Reinsurance Company (“RGA Reinsurance”) that covers U.S. employees. The benefits under the Pension Plans are generally based on years of service and compensation levels. Effective January 1, 2020, the qualified defined benefit pension plan and some of the non-qualified defined benefit pension plans were closed to new employees.
The Company also provides select health care and life insurance benefits for certain retired employees. The health care benefits are provided through a self-insured welfare benefit plan. Employees become eligible for these benefits if they meet minimum age and service requirements. The retiree’s cost for health care benefits varies depending upon the credited years of service. Effective January 1, 2017, employees hired in the U.S. are not eligible for retiree health care benefits. The effect of the amendment was recorded in 2016 in AOCI and is being amortized through prior service cost. Virtually all retirees, or their beneficiaries, contribute a portion of the total cost of postretirement health benefits. Prepaid benefit costs and accrued benefit liabilities are included in other assets and other liabilities, respectively, in the Company’s consolidated balance sheets.

A December 31 measurement date is used for all of the defined benefit and postretirement plans. The status of these plans as of December 31, 2019 and 2018 is summarized below (dollars in millions):

	December 31,
	Pension Benefits		Other Benefits
	2019	2018	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of year	$179	$172	$67	$70
Service cost	13	13	3	3
Interest cost	7	5	3	2
Participant contributions	—	—	—	—
Actuarial (gains) losses	28	(1)	15	(7)
Benefits paid	(8)	(8)	(1)	(1)
Foreign exchange translations and other adjustments	1	(2)	—	—
Benefit obligation at end of year	$220	$179	$87	$67

	December 31,
	Pension Benefits		Other Benefits
	2019	2018	2019	2018
Change in plan assets:
Fair value of plan assets at beginning of year	$103	$103	$—	$—
Actual return on plan assets	21	(6)	—	—
Employer contributions	17	14	1	1
Participant contributions	—	—	—	—
Benefits paid and expenses	(8)	(8)	(1)	(1)
Fair value of plan assets at end of year	$133	$103	$—	$—
Funded status at end of year	$(87)	$(76)	$(87)	$(67)

	December 31,
	Qualified Plans		Non-Qualified Plans(1)		Total
	2019	2018	2019	2018	2019	2018
Aggregate fair value of plan assets	$133	$103	$—	$—	$133	$103
Aggregate projected benefit obligations	139	112	81	67	220	179
Under funded	$(6)	$(9)	$(81)	$(67)	$(87)	$(76)

(1)	For non-qualified plans, there are no required funding levels.

	December 31,
	Pension Benefits		Other Benefits
	2019	2018	2019	2018
Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$59	$49	$39	$26
Net prior service cost (credit)	—	—	(9)	(10)
Total	$59	$49	$30	$16

The following table presents information for qualified and non-qualified pension plans with a projected benefit obligation in excess of plan assets as of December 31, 2019 and 2018 (dollars in millions):

	2019	2018
Projected benefit obligation	$220	$179
Fair value of plan assets	133	103

The following table presents information for pension plans with an accumulated benefit obligation in excess of plan assets as of December 31, 2019 and 2018 (dollars in millions):

	2019	2018
Accumulated benefit obligation	$212	$174
Fair value of plan assets	133	103

The components of net periodic benefit cost, included in other operating expenses on the consolidated statements of income, and other changes in plan assets and benefit obligations recognized in other comprehensive income were as follows (dollars in millions):

	Pension Benefits			Other Benefits
	2019	2018	2017	2019	2018	2017
Net periodic benefit cost:
Service cost	$13	$13	$11	$3	$3	$2
Interest cost	7	5	5	3	2	2
Expected return on plan assets	(7)	(8)	(6)	—	—	—
Amortization of net actuarial losses	4	4	4	1	2	2
Amortization of prior service cost (credit)	—	—	—	(1)	(1)	(1)
Settlements	—	—	5	—	—	—
Net periodic benefit cost	17	14	19	6	6	5

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial (gains) losses	14	13	2	14	(7)	6
Amortization of net actuarial (losses)	(4)	(4)	(4)	(1)	(2)	(2)
Amortization of prior service (cost) credit	—	—	—	1	1	1
Settlements	—	—	(5)	—	—	—
Foreign exchange translations and other adjustments	—	—	1	—	—	—
Total recognized in other comprehensive income	10	9	(6)	14	(8)	5
Total recognized in net periodic benefit cost and other comprehensive income	$27	$23	$13	$20	$(2)	$10

During 2020, the Company expects to contribute $18 million and $2 million to the pension plans and other benefit plans, respectively.
The following benefit payments, which reflect expected future service as appropriate, are expected to be paid (dollars in millions):

	Pension Benefits	Other Benefits
2020	$11	$2
2021	11	2
2022	13	2
2023	13	3
2024	14	3
2025-2029	83	21

Assumptions
Weighted average assumptions used to determine the accumulated benefit obligation and net benefit cost or income were as follows:

	Pension Benefits			Other Benefits
	2019	2018	2017	2019	2018	2017
Discount rate used to determine benefit obligation	3.05%	4.02%	3.40%	3.17%	4.17%	3.56%
Discount rate used to determine net benefit cost or income	4.03%	3.41%	3.81%	4.17%	3.56%	4.10%
Expected long-term rate of return on plan assets	7.00%	7.35%	7.35%	—%	—%	—%
Rate of compensation increases	4.61%	4.17%	4.16%	—%	—%	—%

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

The assumed health care cost trend rates used in measuring the accumulated non-pension post-retirement benefit obligation were as follows:

	December 31,
	2019	2018
Pre-Medicare eligible claims	8% down to 4.5% in 2026	8% down to 5% in 2024
Medicare eligible claims	8% down to 4.5% in 2026	8% down to 5% in 2024

Plan Assets
Target allocations of U.S. qualified pension plan assets are determined with the objective of maximizing returns and minimizing volatility of net assets through adequate asset diversification and partial liability immunization. Adjustments are made to target allocations based on the Company’s assessment of the effect of economic factors and market conditions. The target allocations for plan assets are 60% equity securities and 40% debt securities as of December 31, 2019 and 2018. The Company’s plan assets are primarily invested in mutual funds. The mutual funds include holdings of S&P 500 securities, large-cap securities, mid-cap securities, small-cap securities, international securities, corporate debt securities, U.S. and other government securities, mortgage-related securities and cash.
Equity and debt securities are exposed to various risks, such as interest rate risk, credit risk and overall market volatility. Due to the level of risk associated with certain investment securities, changes in the values of investment securities will occur and any change would affect the amounts reported in the financial statements.
The fair values of the Company’s qualified pension plan assets as of December 31, 2019 and 2018 are summarized below (dollars in millions):

	December 31, 2019
		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
Mutual Funds(1)	$133	$133	$—	$—
Cash	—	—	—	—
Total	$133	$133	$—	$—

(1)	Mutual funds were invested 27% in U.S. equity funds, 39% in U.S. fixed income funds, 18% in non-U.S. equity funds and 16% in other.

	December 31, 2018
		Fair Value Measurement Using:
	Total	Level 1	Level 2	Level 3
Mutual Funds(2)	$103	$103	$—	$—
Cash	—	—	—	—
Total	$103	$103	$—	$—

(2)	Mutual funds were invested 25% in U.S. equity funds, 42% in U.S. fixed income funds, 17% in non-U.S. equity funds and 16% in other.
As of December 31, 2019 and 2018, the Company classified all of its qualified pension plan assets in the Level 1 category as quoted prices in active markets are available for these assets. See Note 6 – “Fair Value of Asset and Liabilities” for additional detail on the fair value hierarchy.
Savings and Investment Plans
Certain subsidiaries of RGA also sponsor savings and investment plans under which a portion of employee contributions are matched. Subsidiary contributions to these plans were $16 million, $15 million and $14 million in 2019, 2018 and 2017, respectively.
Note 11    FINANCIAL CONDITION AND NET INCOME ON A STATUTORY BASIS – SIGNIFICANT SUBSIDIARIES
The domestic and foreign insurance subsidiaries of RGA prepare their statutory financial statements in conformity with statutory accounting practices prescribed or permitted by the applicable state insurance department or local regulatory authority, which may vary materially from statements prepared in accordance with GAAP. Prescribed statutory accounting practices in the U.S. include publications of the National Association of Insurance Commissioners (“NAIC”), as well as state laws, local regulations and general administrative rules. The differences between statutory financial statements and financial statements prepared in accordance with GAAP vary between jurisdictions. The principal differences between GAAP and NAIC are that statutory financial statements do not reflect deferred policy acquisition costs and limit deferred tax assets, life benefit reserves predominately use interest rate and mortality assumptions prescribed by the NAIC and local regulatory agencies, bonds are generally carried at amortized cost and reinsurance assets and liabilities are presented net of reinsurance.

Statutory net income, and capital and surplus of the Company’s insurance subsidiaries, determined in accordance with statutory accounting practices prescribed by the applicable state insurance department or local regulatory authority are as follows (dollars in millions):

	Statutory Capital & Surplus		Statutory Net Income (Loss)
	2019	2018	2019	2018	2017
RGA Americas Reinsurance Company, Ltd.	$6,283	$4,298	$1,049	$209	$624
RGA Reinsurance (U.S.)	2,150	2,079	280	660	138
Reinsurance Company of Missouri	2,125	2,053	75	(25)	(183)
RGA Reinsurance Company (Barbados) Ltd.	1,553	1,170	234	49	309
RGA Atlantic Reinsurance Company Ltd.	1,511	1,083	243	256	214
RGA International Reinsurance Company dac	1,087	691	37	21	23
RGA Life Reinsurance Company of Canada	713	897	(225)	(38)	26
RGA Australia	447	433	15	(37)	78
Other insurance subsidiaries	2,233	1,881	291	324	43

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
A reconciliation of the Company’s surplus between NAIC SAP and practices prescribed by the state of domicile is shown below (dollars in millions):

	December 31,
	2019	2018
Prescribed practice – surplus note	$652	$624
Prescribed practice – letters of credit	(576)	(976)
Surplus (deficit) – NAIC SAP	$76	$(352)

Reinsurance Company of Missouri (“RCM”), RGA Reinsurance and Chesterfield Reinsurance Company (“Chesterfield Re”) are subject to Missouri statutory provisions that restrict the payment of dividends. They may not pay dividends in any 12-month period in excess of the greater of the prior year’s statutory net gain from operations or 10% of statutory capital and surplus at the preceding year-end, without regulatory approval. Aurora National Life Assurance Company (“Aurora National”) is subject to California statutory provisions that are identical to those imposed by Missouri regarding the ability of Aurora National to pay dividends to RGA Reinsurance. The applicable statutory provisions only permit an insurer to pay a shareholder dividend from unassigned surplus. As of January 1, 2020, RGA Reinsurance could pay maximum dividends, without prior approval, of approximately $315 million. Any dividends paid by RGA Reinsurance would be paid to RCM, its parent company, which in turn has restrictions related to its ability to pay dividends to RGA.

Chesterfield Re would pay dividends to its immediate parent Chesterfield Financial Holdings LLC, (“Chesterfield Financial”), which would in turn pay dividends to RCM, subject to the terms of the indenture for the embedded value securitization transaction, in which Chesterfield Financial cannot declare or pay any dividends so long as any private placement notes are outstanding. The Missouri Department of Commerce and Insurance allows RCM to pay a dividend to RGA to the extent RCM received the dividend from its subsidiaries, without limitation related to the level of unassigned surplus. Dividend payments from other subsidiaries are subject to regulations in the jurisdiction of domicile, which are generally based on their earnings and/or capital level.
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
Note 12    COMMITMENTS, CONTINGENCIES AND GUARANTEES
Commitments
Funding of Investments
The Company’s commitments to fund investments as of December 31, 2019 and 2018 are presented in the following table (dollars in millions):

	2019	2018
Limited partnership interests and joint ventures	$685	$524
Commercial mortgage loans	243	23
Bank loans and private placements	181	137
Lifetime mortgages	87	265

The Company anticipates that the majority of its current commitments will be invested over the next five years; however, these commitments could become due any time at the request of the counterparties. Bank loans and private placements are included in fixed maturity securities available-for-sale.
Off-Balance Sheet Arrangements
In 2013, the Company executed a series of incentive agreements with the County of St. Louis, Missouri (the “County”). Under these agreements, the Company transferred ownership in its newly constructed world headquarters to the County in exchange for taxable industrial revenue bonds (the “bonds”), in a series of bond issuances during 2013 and 2014, with a maximum amount of $150 million. As a result, the Company was able to reduce the cost of constructing and operating its world headquarters by reducing certain state and local tax expenditures. The Company simultaneously leased the world headquarters from the County and has an option to purchase the world headquarters for a nominal fee upon tendering the bonds back to the County. The payments due to the Company under the terms of the bonds and the amounts owed by the Company under the terms of the lease agreement qualify for the right of offset under GAAP. As such, neither the bonds nor the lease obligation is recorded on the consolidated balance sheets as an asset or liability, respectively. The world headquarters is recorded as an asset of the Company in “Other assets” on the consolidated balance sheets.
Contingencies
Litigation
The Company is subject to litigation in the normal course of its business; however, the Company currently has no material litigation. A legal reserve is established when the Company is notified of an arbitration demand or litigation or is notified that an arbitration demand or litigation is imminent, it is probable that the Company will incur a loss as a result and the amount of the probable loss is reasonably capable of being estimated.

Other Contingencies
The Company indemnifies its directors and officers as provided in its charters and by-laws. Since this indemnity generally is not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under this indemnity in the future.
Guarantees
Statutory Reserve and Solvency Support
The Company has committed to provide statutory reserve support to third-parties, in exchange for a fee, by funding loans if certain defined events occur. Such statutory reserves are required under the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX for term life insurance policies and Regulation A-XXX for universal life secondary guarantees). In addition, RGA has also committed to provide capital support to a third-party, in exchange for a fee, by agreeing to assume real estate leases in the event of a severe and prolonged decline in the commercial lease market. Upon assumption of a lease, RGA would recognize a right to use asset and lease obligation. As of December 31, 2019, the Company does not believe that it will be required to provide any funding under these commitments as the occurrence of the defined events is considered remote. The following table presents the maximum potential obligation for these commitments as of December 31, 2019 (dollars in millions):

Commitment Period	Maximum Potential Obligation
2035	$2,654
2036	3,408
2037	5,750
2038	1,800
2039	5,750

Other Guarantees
RGA has issued guarantees to third parties on behalf of its subsidiaries for the payment of amounts due under certain reinsurance treaties, securities borrowing and repurchase arrangements, financing arrangements and office lease obligations, whereby if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. In limited circumstances, treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA’s subsidiary is relatively new, unrated, or not of a significant size, relative to the ceding company. Liabilities supported by the treaty guarantees, before consideration for any legally offsetting amounts due from the guaranteed party are reflected on the Company’s consolidated balance sheets in a policy related liability. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to securities borrowing and repurchase arrangements provide additional security to third parties should a subsidiary fail to provide securities when due. RGA’s guarantees issued as of December 31, 2019 and 2018 are reflected in the following table (dollars in millions):

	2019	2018
Treaty guarantees	$1,821	$1,392
Treaty guarantees, net of assets in trust	891	1,291
Securities borrowing and repurchase arrangements	275	270
Financing arrangements	42	61

Note 13     DEBT
Long-Term Debt
The Company’s long-term debt consists of the following as of December 31, 2019 and 2018 (dollars in millions):

	2019	2018
$400 million 6.45% Senior Notes due 2019	$—	$400
$400 million 5.00% Senior Notes due 2021	400	400
$400 million 4.70% Senior Notes due 2023	399	399
$400 million 3.95% Senior Notes due 2026	400	400
$600 million 3.90% Senior Notes due 2029	599	—
$100 million 4.09% Promissory Note due 2039	86	89
$400 million 6.20% Subordinated Debentures due 2042	400	400
$400 million 5.75% Subordinated Debentures due 2056	400	400
$400 million Variable Rate Junior Subordinated Debentures due 2065	319	319
Sub-total	3,003	2,807
Unamortized issuance costs	(22)	(19)
Long-term Debt	$2,981	$2,788

RGA has entered into an interest rate swap on its Variable Rate Junior Subordinated Debentures that effectively fixes the interest rate on these securities at 4.82% until December 2037.
On May 15, 2019, RGA issued 3.9% Senior Notes due May 15, 2029 with a face amount of $600 million. This security has been registered with the Securities and Exchange Commission. The net proceeds were approximately $594 million and was used in part to repay upon maturity the Company’s $400 million 6.45% Senior Notes that matured in November 2019. The remainder will be used for general corporate purposes. Capitalized issue costs were approximately $5 million.
Certain of the Company’s debt agreements contain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of consolidated net worth, maximum ratios of debt to capitalization and change of control provisions. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the various agreements. Additionally, the Company’s debt agreements contain cross-default covenants, which would make outstanding borrowings immediately payable in the event of a material uncured covenant default under any of the agreements, including, but not limited to, non-payment of indebtedness when due for an amount in excess of the amounts set forth in those agreements, bankruptcy proceedings, or any other event that results in the acceleration of the maturity of indebtedness. As of December 31, 2019 and 2018, the Company had $3,003 million and $2,807 million, respectively, in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. As of December 31, 2019 and 2018, the average interest rate on long-term debt outstanding was 4.82% and 5.24%, respectively.
The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, and the Company’s ability to raise additional funds. Future principal payments due on long-term debt, excluding discounts, as of December 31, 2019, were as follows (dollars in millions):

	Calendar Year
	2020	2021	2022	2023	2024	Thereafter
Long-term debt	$3	$403	$3	$403	$3	$2,190

Credit and Committed Facilities
The Company has obtained bank letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions. At December 31, 2019 and 2018, there were approximately $62 million and $106 million, respectively, of undrawn outstanding bank letters of credit in favor of third parties. Additionally, the Company utilizes letters of credit primarily to secure reserve credits when it retrocedes business to its affiliated subsidiaries. The Company cedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions such as the U.S. and the United Kingdom. As of December 31, 2019 and 2018, $1,224 million and $1,357 million, respectively, in undrawn letters of credit from various banks were outstanding, primarily backing reinsurance between the various subsidiaries of the Company. The banks providing letters of credit to the Company are included on the NAIC list of approved banks.

The Company maintains six committed credit facilities, a syndicated revolving credit facility with a capacity of $850 million and five letter of credit facilities with a combined capacity of $880 million. The Company may borrow cash and obtain letters of credit in multiple currencies under its syndicated revolving credit facility. The following table provides additional information on the Company’s existing committed credit facilities as of December 31, 2019 and 2018 (dollars in millions):

		Amount Utilized(1) December 31,
Current Capacity	Maturity Date	2019	2018	Basis of Fees
$75	June 2021	$15	$34	Fixed
105 (2)	December 2021	105	106	Fixed
100	March 2022	99	—	Fixed
500	May 2022	375	395	Debt rating and utilization %
100	May 2023	61	61	Fixed
850	August 2023	20	18	Senior unsecured long-term debt rating

(1)	Represents issued but undrawn letters of credit. There was no cash borrowed for the periods presented.

(2)	Foreign currency denominated facility, amounts presented are in U.S. dollars.
Fees associated with the Company’s other letters of credit are not fixed for periods in excess of one year and are based on the Company’s ratings and the general availability of these instruments in the marketplace. Total fees expensed associated with the Company’s letters of credit were $8 million, $10 million and $11 million for the years ended December 31, 2019, 2018 and 2017, respectively, and are included in policy acquisition costs and other insurance expenses.

Note 14     COLLATERAL FINANCE AND SECURITIZATION NOTES
Collateral Finance Notes
In 2006, RGA’s subsidiary, Timberlake Financial L.L.C. (“Timberlake Financial”), issued $850 million of Series A Floating Rate Insured Notes, due June 2036, in a private placement. The notes were issued to fund the collateral requirements for statutory reserves required by Regulation XXX on specified term life insurance policies reinsured by RGA Reinsurance and retroceded to Timberlake Re. Proceeds from the notes, along with a $113 million direct investment by RGA, were deposited into a series of accounts that collateralize the notes and are not available to satisfy the general obligations of the Company. As of December 31, 2019 and 2018, respectively, the Company held assets in trust and in custody of $694 million and $768 million, of which $58 million and $57 million were held in a Debt Service Coverage account to cover interest payments on the notes. Interest on the notes accrues at an annual rate of 1-month LIBOR plus a base rate margin, payable monthly, and totaled $9 million, $9 million and $6 million in 2019, 2018 and 2017, respectively.
In 2015, RGA’s subsidiary, RGA Reinsurance Company (Barbados) Ltd. (“RGA Barbados”) obtained CAD$200.0 million of collateral financing from a third party through 2020, enabling RGA Barbados to support collateral requirements for Canadian reinsurance transactions. The obligation is reflected on the consolidated balance sheets in collateral finance and securitization notes. Interest on the collateral financing is payable quarterly and accrues at 3-month Canadian Dealer Offered Rate plus a margin and totaled $5 million, $5 million and $4 million in 2019, 2018 and 2017, respectively.
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
The demand note is secured by a portfolio of specified assets that have an aggregate market value at least equal to the principal amount of the demand note and a payment obligation pledged by a third party financial institution. The principal amount of the demand note is payable upon demand by the holder, which creates a corresponding payment under the note issued by RGA Americas. The note issued by RGA Americas bears interest at a rate equal to the rate on the corresponding demand note, plus an amount representing fees payable to the applicable third party financial institution. Through December 31, 2019, no principal payments have been received or are currently due on the demand note and, as a result, there was no payment obligation under the note issued by RGA Americas. Accordingly, the notes are not reflected in the Company’s consolidated balance sheet or the table below, as of that date.
Securitization Notes
In 2014, RGA’s subsidiary, Chesterfield Financial Holdings LLC, (“Chesterfield Financial”), issued $300 million of asset-backed notes due December 2024 in a private placement. The notes were issued as part of an embedded value securitization transaction covering a closed block of policies assumed by RGA Reinsurance and retroceded to Chesterfield Re. Proceeds from the notes, along with a direct investment by the Company, were applied by Chesterfield Financial to (i) pay certain transaction-related expenses, (ii) establish a reserve account owned by Chesterfield Financial and pledged to the indenture trustee for the benefit of the holders of the notes (primarily to cover interest payments on the notes), and (iii) to fund an initial stock purchase from and capital contribution to Chesterfield Re to capitalize Chesterfield Re and to finance the payment of a ceding commission by Chesterfield Re to RGA Reinsurance under the retrocession agreement. As of December 31, 2019 and 2018, the Company held deposits in trust of $15 million and $14 million, respectively, to cover interest payments on the notes, which are not available to satisfy the general obligations of the Company. Interest on the notes accrues at an annual rate of 4.50%, payable quarterly, and totaled $8 million, $10 million and $11 million in 2019, 2018 and 2017, respectively. The notes represent senior, secured indebtedness of Chesterfield Financial. Limited support is provided by RGA for temporary potential liquidity events at Chesterfield Financial and for temporary potential statutory capital and surplus events at Chesterfield Re. Otherwise, there is no legal recourse to RGA or its other subsidiaries. The notes are not insured or guaranteed by any other person or entity.
The Company’s collateral finance and securitization notes consist of the following as of December 31, 2019 and 2018 (dollars in millions):

	2019	2018
Timberlake Financial	$313	$368
RGA Barbados	127	132
Chesterfield Financial	161	186
Unamortized issuance costs	(3)	(4)
Total	$598	$682

Note 15     SEGMENT INFORMATION
The Company has geographic-based and business-based operational segments. Geographic-based operations are further segmented into traditional and financial solutions businesses.
The U.S. and Latin America Traditional segment provides individual and group life and health reinsurance to domestic clients for a variety of products through yearly renewable term agreements, coinsurance, and modified coinsurance. The U.S. and Latin America Financial Solutions segment includes asset-intensive products that concentrate on the investment risk within underlying annuities and corporate-owned life insurance policies, financial reinsurance, and capital solutions that assists ceding companies in meeting applicable regulatory requirements while enhancing their financial strength and regulatory surplus position.
The Canada Traditional segment is primarily engaged in individual life reinsurance, and to a lesser extent creditor, group life and health, critical illness and disability reinsurance, through yearly renewable term and coinsurance agreements. The Canada Financial Solutions segment concentrates on assisting clients with longevity risk transfer structures within underlying annuities and pension benefit obligations, and provides capital solutions to assist clients in meeting applicable regulatory requirements while enhancing their financial strength and regulatory surplus position through financial reinsurance and other capital solutions structures.
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
Information related to revenues, income (loss) before income taxes, interest expense, depreciation and amortization, and assets of the Company’s operations are summarized below (dollars in millions):

For the years ended December 31,	2019	2018	2017
Revenues:
U.S. and Latin America:
Traditional	$6,500	$6,296	$6,100
Financial Solutions	1,279	907	1,151
Total	7,779	7,203	7,251
Canada:
Traditional	1,286	1,224	1,103
Financial Solutions	99	49	49
Total	1,385	1,273	1,152
Europe, Middle East and Africa:
Traditional	1,520	1,495	1,362
Financial Solutions	450	350	311
Total	1,970	1,845	1,673
Asia Pacific:
Traditional	2,681	2,417	2,210
Financial Solutions	228	54	74
Total	2,909	2,471	2,284
Corporate and Other	257	84	156
Total	$14,300	$12,876	$12,516

For the years ended December 31,	2019	2018	2017
Income (loss) before income taxes:
U.S. and Latin America:
Traditional	$265	$286	$373
Financial Solutions	398	251	402
Total	663	537	775
Canada:
Traditional	168	112	120
Financial Solutions	15	10	17
Total	183	122	137
Europe, Middle East and Africa:
Traditional	80	55	70
Financial Solutions	223	197	124
Total	303	252	194
Asia Pacific:
Traditional	105	178	149
Financial Solutions	23	(6)	13
Total	128	172	162
Corporate and Other	(145)	(237)	(125)
Total	$1,132	$846	$1,143

For the years ended December 31,	2019	2018	2017
Interest expense:
Corporate and Other	$173	$147	$146
Total	$173	$147	$146

For the years ended December 31,	2019	2018	2017
Depreciation and amortization:
U.S. and Latin America:
Traditional	$291	$273	$285
Financial Solutions	143	95	209
Total	434	368	494
Canada:
Traditional	20	22	24
Financial Solutions	—	—	—
Total	20	22	24
Europe, Middle East and Africa:
Traditional	56	45	35
Financial Solutions	1	—	—
Total	57	45	35
Asia Pacific:
Traditional	60	115	114
Financial Solutions	16	2	1
Total	76	117	115
Corporate and Other	22	22	38
Total	$609	$574	$706

The table above includes amortization of DAC, including the effect from investment related gains and losses.

For the years ended December 31,	2019	2018
Assets:
U.S. and Latin America:
Traditional	$19,353	$19,236
Financial Solutions	25,117	19,870
Total	44,470	39,106
Canada:
Traditional	4,361	4,201
Financial Solutions	64	154
Total	4,425	4,355
Europe, Middle East and Africa:
Traditional	4,032	3,643
Financial Solutions	6,502	4,738
Total	10,534	8,381
Asia Pacific:
Traditional	6,800	5,681
Financial Solutions	2,557	1,181
Total	9,357	6,862
Corporate and Other	7,945	5,831
Total	$76,731	$64,535

Companies in which the Company has significant influence over the operating and financing decisions but are not required to be consolidated, are reported on the equity basis of accounting. The equity in the net income of such investments is not material to the results of operations or financial position of individual segments or the Company taken as a whole. Capital expenditures of each reporting segment were immaterial in the periods noted.
No individual client generated 10% or more of the Company’s total gross premiums and other revenues on a consolidated basis in 2019, 2018 and 2017. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.

Note 16   POLICY CLAIMS AND BENEFITS
Liabilities for Unpaid Claims and Claim Expense
The Company uses several actuarial methods to compute incurred-but-not reported liabilities. These methods use historical claim reporting patterns to develop a triangle of reported claim amounts. The claim triangle is then used to develop the ultimate claims amount and the incurred-but-not reported liabilities. Expected claim methods use exposure data such as premiums to develop the ultimate claim amount. The final method blends the estimates from the development and the expected claim methods. There were no significant changes in methodologies during 2019.
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

U.S. and Latin America									As of
(dollars in millions)									December 31, 2019
Incurred Claims and Allocated Claim Adjustments, Net of Reinsurance (1)									Total of Incurred-but-Not-Reported Liabilities Plus Expected Development on Reported Claims
Accident Year	For the Years Ended December 31,
	2012	2013	2014	2015	2016	2017	2018	2019
2012	$323	$309	$297	$298	$299	$298	$297	$297	$—
2013		349	333	339	337	336	336	337	—
2014			408	411	396	397	396	399	—
2015				460	461	465	462	462	—
2016					501	500	501	497	1
2017						485	514	509	6
2018							538	538	28
2019								491	213
							Total	$3,530

Cumulative Paid Claims and Allocated Claim Adjustment Expense, Net of Reinsurance (1)
Accident Year	For the Years Ended December 31,
	2012	2013	2014	2015	2016	2017	2018	2019
2012	$109	$222	$244	$252	$258	$264	$268	$272
2013		114	249	277	286	292	297	302
2014			129	305	337	349	356	364
2015				146	361	407	422	431
2016					185	393	437	451
2017						190	403	448
2018							183	415
2019								180
							Total	$2,863
			All outstanding claims prior to 2012, net of reinsurance					152
		Liabilities for claims and claim adjustment expense, net of reinsurance						$819

(1)	2012-2018 Unaudited.

Asia Pacific									As of
(dollars in millions)									December 31, 2019
Incurred Claims and Allocated Claim Adjustments, Net of Reinsurance (1)									Total of Incurred-but-Not-Reported Liabilities Plus Expected Development on Reported Claims
Accident Year	For the Years Ended December 31,
	2012	2013	2014	2015	2016	2017	2018	2019
2012	$207	$278	$282	$285	$293	$303	$308	$313	$7
2013		292	312	303	300	313	327	329	11
2014			276	299	264	270	283	285	13
2015				277	256	249	266	266	21
2016					227	205	212	219	24
2017						211	214	214	34
2018							253	270	76
2019								253	141
							Total	$2,149

Cumulative Paid Claims and Allocated Claim Adjustment Expense, Net of Reinsurance (1)
Accident Year	For the Years Ended December 31,
	2012	2013	2014	2015	2016	2017	2018	2019
2012	$49	$135	$185	$222	$243	$259	$274	$283
2013		50	144	209	235	260	282	294
2014			34	135	177	205	228	241
2015				49	118	167	201	221
2016					38	97	133	152
2017						35	87	115
2018							32	106
2019								38
							Total	$1,450
			All outstanding claims prior to 2012, net of reinsurance					98
		Liabilities for claims and claim adjustment expense, net of reinsurance						$797

(1)	2012-2018 Unaudited.
The following is unaudited supplementary information about average historical claims duration as of December 31, 2019:

Average Annual Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8
U.S. and Latin America	35.0%	42.2%	8.6%	2.9%	1.9%	1.7%	1.4%	1.3%
Asia Pacific	15.2%	28.0%	16.3%	10.4%	7.4%	5.5%	4.2%	3.0%

Reconciliation of the Disclosure of Incurred and Paid Claims Development to the Liability for Unpaid Claims and Claims Adjustment Expenses
The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expense in the consolidated balance sheet as of December 31, 2019 is as follows (dollars in millions):

2019
Liabilities for claims and claim adjustment expense, net of reinsurance:
U.S. and Latin America	$819
Asia Pacific	797
Liabilities for claims and claim adjustment expense, net of reinsurance	1,616
Adjustments to reconcile to total policy claims and future policy benefits:
Reinsurance recoverable	14
Effect of discounting	(134)
Unallocated claims adjustment expense	6
Total adjustments	(114)
Other short-duration contracts:
Canada	131
Europe, Middle East and Africa	438
Other	224
Liability for unpaid claims and claim adjustment expense - short-duration	2,295
Liability for unpaid claims and claim adjustment expense - long-duration	4,491
Total liability for unpaid claims and claim adjustment expense (included in future policy benefits and other policy-related balances)	$6,786

Rollforward of Claims and Claim Adjustment Expenses
The liability for unpaid claims is reported in future policy benefits and other policy-related balances within the Company’s consolidated balance sheet. Activity associated with unpaid claims is summarized below (dollars in millions):

	2019	2018	2017
Balance at beginning of year	$6,585	$5,896	$5,181
Less: reinsurance recoverable	(433)	(456)	(395)
Net balance at beginning of year	6,152	5,440	4,786
Incurred:
Current year	10,307	10,049	8,912
Prior years	154	131	14
Total incurred	10,461	10,180	8,926
Payments:
Current year	(5,140)	(4,602)	(4,514)
Prior years	(5,305)	(4,692)	(4,004)
Total payments	(10,445)	(9,294)	(8,518)
Other changes:
Interest accretion	33	25	19
Foreign exchange adjustments	21	(199)	227
Total other changes	54	(174)	246

Net balance at end of year	6,222	6,152	5,440
Plus: reinsurance recoverable	564	433	456
Balance at end of year	$6,786	$6,585	$5,896

Incurred claims related to prior years reflected in the table above, resulted in part from developed claims for prior years being different than were anticipated when the liabilities for unpaid claims were originally estimated.  These trends have been considered in establishing the current year liability for unpaid claims.

Note 17   EQUITY
Common stock
The changes in number of common stock shares, issued, held in treasury and outstanding are as follows for the periods indicated:

	Issued	Held In Treasury	Outstanding
Balance, December 31, 2016	79,137,758	14,835,256	64,302,502
Common Stock acquired	—	208,680	(208,680)
Stock-based compensation (1)	—	(358,273)	358,273
Balance, December 31, 2017	79,137,758	14,685,663	64,452,095
Common Stock acquired	—	1,932,055	(1,932,055)
Stock-based compensation (1)	—	(294,328)	294,328
Balance, December 31, 2018	79,137,758	16,323,390	62,814,368
Common Stock acquired	—	546,614	(546,614)
Stock-based compensation (1)	—	(388,348)	388,348
Balance, December 31, 2019	79,137,758	16,481,656	62,656,102

(1)	Represents net shares issued from treasury pursuant to the Company’s stock-based compensation programs.
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
On January 24, 2019, RGA’s board of directors authorized a share repurchase program for up to $400 million of RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date. In connection with this authorization, the board of directors terminated the stock repurchase authority granted in 2017. The following table summarizes the Company’s current share repurchase program activity for the year ended 2019 (dollar amounts in millions, except for the number of shares and per share amounts):

Year of Repurchase	Shares Repurchased	Amount Paid	Average Per Share
2019	546,614	$80	$146.00

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
Accumulated other comprehensive income (loss)
The following table presents the components of the Company’s other comprehensive income (loss) for the years ended December 31, 2019, 2018 and 2017 (dollars in millions):
For the year ended December 31, 2019:

	Before-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Foreign currency translation adjustments:
Change arising during year	$113	$(10)	$103
Foreign currency swap	(33)	7	(26)
Net foreign currency translation adjustments	80	(3)	77
Unrealized gains on investments:(1)
Unrealized net holding gains arising during the year	3,208	(698)	2,510
Less: Reclassification adjustment for net gains realized in net income	84	(17)	67
Net unrealized gains	3,124	(681)	2,443
Change in unrealized OTTI on fixed maturity securities	—	—	—
Unrealized pension and postretirement benefits:
Net prior service cost arising during the year	(1)	—	(1)
Net gain (loss) arising during the period	(23)	5	(18)
Unrealized pension and postretirement benefits, net	(24)	5	(19)
Other comprehensive income (loss)	$3,180	$(679)	$2,501

For the year ended December 31, 2018:

	Before-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Foreign currency translation adjustments:
Change arising during year	$(148)	$(1)	$(149)
Foreign currency swap	87	(18)	69
Net foreign currency translation adjustments	(61)	(19)	(80)
Unrealized gains on investments:(1)
Unrealized net holding gains arising during the year	(1,834)	394	(1,440)
Less: Reclassification adjustment for net gains realized in net income	(122)	26	(96)
Net unrealized gains	(1,712)	368	(1,344)
Change in unrealized OTTI on fixed maturity securities	—	—	—
Unrealized pension and postretirement benefits:
Net prior service cost arising during the year	(1)	—	(1)
Net gain arising during the period	1	—	1
Unrealized pension and postretirement benefits, net	—	—	—
Other comprehensive income (loss)	$(1,773)	$349	$(1,424)
For the year ended December 31, 2017:

	Before-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Foreign currency translation adjustments:
Change arising during year	$75	$25	$100
Foreign currency swap	(48)	17	(31)
Net foreign currency translation adjustments	27	42	69
Unrealized gains on investments:(1)
Unrealized net holding gains arising during the year	1,030	(314)	716
Less: Reclassification adjustment for net gains realized in net income	25	(7)	18
Net unrealized gains	1,005	(307)	698
Change in unrealized OTTI on fixed maturity securities	—	—	—
Unrealized pension and postretirement benefits:
Net prior service cost arising during the year	12	(4)	8
Net gain arising during the period	(11)	4	(7)
Unrealized pension and postretirement benefits, net	1	—	1
Other comprehensive income (loss)	$1,033	$(265)	$768

(1)	Includes cash flow hedges. See Note 5 for additional information on cash flow hedges.
A summary of the components of net unrealized appreciation (depreciation) of balances carried at fair value is as follows (dollars in millions):

For the years ended December 31,	2019	2018	2017
Change in net unrealized appreciation (depreciation) on:
Fixed maturity securities available-for-sale	$3,258	$(1,759)	$988
Other investments(1)	(37)	20	25
Effect on unrealized appreciation on:
Deferred policy acquisition costs	(98)	27	(8)
Net unrealized appreciation (depreciation)	$3,123	$(1,712)	$1,005

(1)	Includes cash flow hedges. See Note 5 for additional information on cash flow hedges.

The balance of and changes in each component of AOCI were as follows (dollars in millions):

	Accumulated Currency Translation Adjustments	Unrealized Appreciation (Depreciation) of Investments (1)	Pension and Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2016	$(172)	$1,355	$(44)	$1,139
OCI before reclassifications	27	1,039	(4)	1,062
Amounts reclassified from AOCI	—	(34)	5	(29)
Deferred income tax benefit (expense)	42	(307)	—	(265)
Adoption of new accounting standard	17	148	(8)	157
Balance, December 31, 2017	(86)	2,201	(51)	2,064
OCI before reclassifications	(60)	(1,861)	(5)	(1,926)
Amounts reclassified from AOCI	—	148	5	153
Deferred income tax benefit (expense)	(19)	368	—	349
Adoption of new accounting standard	(4)	—	—	(4)
Balance, December 31, 2018	(169)	856	(51)	636
OCI before reclassifications	80	3,306	(28)	3,358
Amounts reclassified from AOCI	—	(182)	4	(178)
Deferred income tax benefit (expense)	(3)	(681)	5	(679)
Balance, December 31, 2019	$(92)	$3,299	$(70)	$3,137

(1)	Includes cash flow hedges of $(26), $9 and $3 as of December 31, 2019, 2018 and 2017, respectively. See Note 5 for additional information on cash flow hedges.
The following table presents the amounts of AOCI reclassifications for the years ended December 31, 2019 and 2018 (dollars in millions):

	Amount Reclassified from AOCI
Details about AOCI Components	2019	2018	Affected Line Item in Statement of Income
Net unrealized investment gains (losses):
Net unrealized gains and losses on available-for-sale securities	$84	$(122)	Investment related gains (losses), net
Cash flow hedges - Interest rate	1	—	(1)
Cash flow hedges - Currency/Interest rate	—	—	(1)
Cash flow hedges - Forward bond purchase commitments	—	—	(1)
Deferred policy acquisition costs attributed to unrealized gains and losses	97	(27)	(2)
Total	182	(149)
Provision for income taxes	(38)	31
Net unrealized gains (losses), net of tax	$144	$(118)

Amortization of defined benefit plan items:
Prior service cost (credit)	$1	$1	(3)
Actuarial gains/(losses)	(5)	(6)	(3)
Total	(4)	(5)
Provision for income taxes	1	1
Amortization of defined benefit plans, net of tax	$(3)	$(4)

Total reclassifications for the period	$141	$(122)

(1)	See Note 5 for information on cash flow hedges.

(2)	See Note 8 for information on deferred policy acquisition costs.

(3)	See Note 10 for information on employee benefit plans.
Equity Based Compensation
The Company adopted the RGA Flexible Stock Plan (the “Plan”) in February 1993, as amended, and the Flexible Stock Plan for Directors (the “Directors Plan”) in January 1997, as amended, (collectively, the “Stock Plans”). The Stock Plans provide for the award of benefits (collectively “Benefits”) of various types, including stock options, stock appreciation rights (“SARs”), restricted stock, performance shares, cash awards, and other stock-based awards, to key employees, officers, directors and others performing significant services for the benefit of the Company or its subsidiaries. As of December 31, 2019, shares authorized for the granting of Benefits under the Plan and the Directors Plan totaled 14,960,077 and 412,500 respectively. The Company uses treasury shares or shares made available from authorized but unissued shares to support the future exercise of options or settlement of awards granted under its stock plans.
Equity-based compensation expense of $39 million, $30 million, and $22 million related to grants or awards under the Stock Plans was recognized in 2019, 2018 and 2017, respectively. Equity-based compensation expense is principally related to the issuance of performance contingent restricted units, stock appreciation rights and restricted stock.
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
Stock Options
The following table presents a summary of stock option activity:

	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding December 31, 2018	2,170,443	$82.65
Granted	192,845	$145.25
Exercised	(322,673)	$56.52
Forfeited	(8,818)	$108.47
Outstanding December 31, 2019	2,031,797	$92.63	$143.1
Options exercisable	1,514,959	$83.58	$120.4

The intrinsic value of options exercised was $31 million, $26 million, and $42 million for 2019, 2018 and 2017, respectively.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of 12/31/2019	Weighted-Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable as of 12/31/2019	Weighted-Average Exercise Price
$0.00 - $49.99	23,764	0.1	$47.10	23,764	$47.10
$50.00 - $59.99	634,157	2.5	$58.28	634,157	$58.28
$60.00 - $69.99	839	3.2	$60.24	839	$60.24
$70.00 - $79.99	149,248	4.2	$78.48	149,248	$78.48
$90.00 +	1,223,789	6.8	$113.05	706,951	$108.61
Totals	2,031,797	5.2	$92.63	1,514,959	$83.58

The following table presents the weighted average assumptions used to determine the fair value of stock options issued:

For the years ended December 31,	2019	2018	2017
Dividend yield	1.65%	1.33%	1.26%
Risk-free rate of return	2.67%	2.79%	2.32%
Expected volatility	18.2%	21.4%	22.8%
Expected life (years)	6.0	7.0	7.0
Weighted average exercise price of stock options granted	$145.25	$150.87	$129.72
Weighted average fair value of stock options granted	$26.59	$36.31	$31.57

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
The following table presents a summary of Performance Share and Restricted Stock Unit activity:

	Performance Contingent Units	Restricted Stock Units
Outstanding December 31, 2018	395,871	66,999
Granted	120,403	23,322
Change in units based on performance factor	64,773	—
Paid	(248,789)	(26,442)
Forfeited	(6,407)	(1,685)
Outstanding December 31, 2019	325,851	62,194

During 2019, the Company issued 120,403 PCUs to key employees at a weighted average fair value per unit of $145.25. In May 2019 and May 2018, RGA’s board of directors approved a 1.35 and 1.07 share payout for each PCU granted in 2017 and 2016, resulting in the issuance of 248,789 and 170,080 shares of common stock from treasury, respectively.
As of December 31, 2019, the total compensation cost of non-vested awards not yet recognized in the financial statements was $16.6 million. It is estimated that these costs will vest over a weighted average period of 0.9 years.
The majority of the awards granted each year under the board-approved incentive compensation package and Directors Plan are made in the first quarter of each year.
Note 18   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Years Ended December 31,
(in millions, except per share data)
2019	First	Second	Third	Fourth
Total Revenues	$3,420	$3,467	$3,628	$3,785
Total benefits and expenses	3,203	3,207	3,281	3,477
Income before income taxes	217	260	347	308
Net Income	170	202	263	235
Earnings Per Share:
Basic earnings per share	$2.70	$3.23	$4.19	$3.75
Diluted earnings per share	2.65	3.18	4.12	3.68
2018	First	Second	Third	Fourth
Total Revenues	$3,174	$3,196	$3,227	$3,279
Total benefits and expenses	3,036	2,949	2,904	3,141
Income before income taxes	138	247	323	138
Net Income	100	205	301	110
Earnings Per Share:
Basic earnings per share	$1.55	$3.19	$4.76	$1.75
Diluted earnings per share	1.52	3.13	4.68	1.72

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Reinsurance Group of America, Incorporated
Chesterfield, Missouri
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Reinsurance Group of America, Incorporated and subsidiaries (the "Company") as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes, and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2020 expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Fair Value - Level 3 Fixed Maturity Securities - Refer to Note 6 to the financial statements
Critical Audit Matter Description
The Company has certain fixed maturity securities that are not actively traded and classified as Level 3 assets. Since such securities trade infrequently and have little or no price transparency, the Company’s market standard valuation techniques for determining the estimated fair value of such securities rely on inputs that are significant to the estimated fair value that are not observable in the market or cannot be derived principally from or corroborated by observable market data. The determination of these unobservable inputs involve significant management judgment and estimation and typically cannot be supported by reference to market activity.
Auditing of unobservable inputs used by management to estimate the fair value of Level 3 securities required a high degree of auditor judgement and an increased extent of effort, including the involvement of our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the proprietary models and unobservable inputs used by management to estimate the fair value of Level 3 securities included the following, among others:

•	We tested the effectiveness of controls, including those surrounding the valuation of Level 3 securities.

•	We obtained an understanding and evaluated the appropriateness of the Company’s pricing sources.

•	For a selection of securities, we compared the accuracy of the Company’s estimated fair value price to a price independently developed by our fair value specialists.

Actuarial Assumptions - Refer to Notes 1, 6, and 8 to the financial statements
Critical Audit Matter Description
The estimated valuation of future policy benefits, embedded derivatives, and the amortization of deferred acquisition costs are measured based on actuarial methodologies and underlying economic and future policyholder behavior assumptions.
Significant judgment was involved in the setting of the future policyholder behavior assumptions used to determine the estimated valuation of future policy benefits, embedded derivatives and the amortization of deferred acquisition costs. These assumptions include mortality, longevity, and withdrawal (lapse).
Given the significant estimation uncertainty and complexity of the Company’s actuarial assumptions, auditing these estimates required a high degree of auditor judgment and an increased extent of effort, including the involvement of our actuarial specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the assumptions used by management to estimate the valuation of future policy benefits and embedded derivatives and the amortization of deferred policy acquisition costs included the following, among others:

•	We tested the effectiveness of controls, including those related to the performance of experience studies and the setting of best estimate assumptions.

•	We tested the accuracy and completeness of the underlying data that served as the basis for the estimated assumptions.

•
With the assistance of our actuarial specialists, we assessed the reasonableness of assumptions used in developing the estimates by comparing conclusions reached by management to the related experience study results and industry experience, as applicable.

Premiums receivable and other reinsurance balances - Refer to Note 1 to the financial statements
Critical Audit Matter Description
Premiums are accrued when due and in accordance with information received from the ceding company. When the Company enters into a new reinsurance agreement, the methodology to record estimated premiums receivables is based on the terms of the reinsurance treaty. Similarly, when a ceding company fails to report information on a timely basis, the methodology used by the Company to record estimated premiums receivables is based on the terms of the reinsurance treaty and historical experience. Other management estimates include adjustments to the premiums receivable for increased in force in existing treaties and lapsed premiums based on historical experience. Given the significant judgment used in determining estimated premium receivable, auditing the actual methodologies and estimates required a high degree of auditor judgment and an increased extent of effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s estimation of premiums receivable included the following, among others:

•	We tested the effectiveness of controls that address management’s estimation of accrued premiums receivable.

•	We tested management’s historical accuracy of estimation by comparing a selection of premiums received during the year to previously-reported premiums receivable.

•	For a selection of management’s premiums receivable estimates, we compared our independently-developed expectation to management’s estimate.

•	We utilized statistical analysis to identify outliers in the population for further testing.

/s/ DELOITTE & TOUCHE LLP
St. Louis, Missouri
February 27, 2020

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
There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Financial management has documented and evaluated the effectiveness of the internal control of the Company as of December 31, 2019 pertaining to financial reporting in accordance with the criteria established in “Internal Control – Integrated Framework (2013)” by the Committee of Sponsoring Organizations of the Treadway Commission.
In the opinion of management, the Company maintained effective internal control over financial reporting as of December 31, 2019.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Reinsurance Group of America, Incorporated
Chesterfield, Missouri
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Reinsurance Group of Americas Incorporated and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 27, 2020, expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.
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
February 27, 2020

Item 9B.         OTHER INFORMATION
None.
Part III
Item 10.         DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information with respect to Directors of the Company is incorporated by reference to the Proxy Statement under the captions “Board of Directors - Item 1 - Election of Directors,” - “Continuing Directors,” and “- Director Qualifications and Nomination,” “Stock Ownership - Delinquent Section 16(a) Reports” and “Corporate Governance - Overview,” and “- Board Committees”.
Executive Officers
The following is certain additional information concerning each individual who is an executive officer of the Company or its primary U.S.-based operating subsidiary, RGA Reinsurance Company.
Leslie Barbi, 53, is Executive Vice President, Chief Investment Officer of the Company. She is also a member of the Company’s Executive Committee. Prior to joining RGA in 2020, Ms. Barbi served as Executive Officer - Senior Vice President, Head of Public Investments for Northwestern Mutual Life Insurance Company. Prior to that, she was the Senior Managing Director, Head of Public Fixed Income at The Guardian Life Insurance Company of America. Earlier in her career, Ms. Barbi held senior positions at Goldman Sachs Asset Management and at Pacific Investment Management Company (PIMCO).
Dennis Barnes, Jr., 51, is Chief Executive Officer of RGAX, the Company’s innovation accelerator. He is also a member of the Company’s Executive Committee. Prior to joining RGA, he founded Marketing Direct, Inc. (“MDI”) in 1997. In 2010, MDI was acquired by WPP, the world’s largest provider of marketing and communication services. At WPP, Mr. Barnes served as President of Wunderman St. Louis and Chief Client Officer of Wunderman Health.
Gay Burns, 53, is Executive Vice President, Chief Human Resources Officer for the Company. She is also Chairperson of the RGA Foundation and a member of the Company’s Executive Committee. Prior to joining RGA in 2011, she served as Managing Director, Talent Development and Managing Director, Global HR Operations for Swiss Re. Prior to that, Ms. Burns was a human resources executive with Employer’s Reinsurance Corporation, a General Electric subsidiary.
Lawrence S. Carson, 48, is Executive Vice President, Global Financial Solutions (“GFS”) unit, which is responsible for all of RGA’s financial reinsurance, asset-intensive reinsurance and bulk longevity business worldwide. He is also a member of the Company’s Executive Committee. Most recently, Mr. Carson was Executive Vice President and Chief Actuary of GFS. Prior to joining RGA in 1999, he was with the actuarial firm of Milliman and Robertson (now Milliman Inc.), where he worked on demutualizations, mergers and acquisitions valuations, and market conduct class-action settlements. Previously, he was with Equitable Life Assurance Society. Mr. Carson is a Fellow of the Society of Actuaries.
Tony Cheng, 46, is Executive Vice President, Head of Asia for RGA Reinsurance Company. He is also a member of RGA’s Executive Committee. He joined RGA in 1997 as Chief Actuary of Malaysian Life Reinsurance Group Berhad, the Company’s joint venture with the Life Insurance Association of Malaysia. In 2004, Mr. Cheng was named Chief Executive Officer of the Hong Kong office, responsible for all business activity in Hong Kong and Southeast Asia, and in 2011, was appointed Senior Vice President, Asia, an expanded role incorporating overall management of RGA Asia.
Olav Cuiper, 62, is Executive Vice President and Head of EMEA. He is also a member of the Executive Committee. Prior to joining RGA in 2009, he was Managing (statutory) Director Europe for Fortis Insurance International. Before then, Mr. Cuiper was Managing (statutory) Director of Group Life/Institutional Clients for Delta Lloyd Insurance NV. His work experience also includes business development positions with Sedgwick/Mercer and with Goudse Verzekeringen in the Netherlands. Mr. Cuiper also serves as a director and officer of several RGA subsidiaries.
Michael L. Emerson, 58, is Executive Vice President for the Company and President, Head of U.S. and Latin American Markets and Chief Executive Officer for RGA Reinsurance Company. He is also a member of the Executive Committee. Prior to joining the Company in 2010, Mr. Emerson led ING Reinsurance’s group reinsurance business from 2002 and its individual business from 2003 until its 2004 sale to Scottish Re. Previously, he was Senior Vice President and Chief Actuary for MidAmerica Mutual Life Insurance Company and before then spent several years with Deloitte, providing actuarial and financial consulting to life insurance companies. Mr. Emerson also serves as a director and officer of several RGA subsidiaries and is a Fellow of the Society of Actuaries.
Alka Gautam, 52, is Executive Vice President of the Company and President and Chief Executive Officer of RGA Life Reinsurance Company of Canada (“RGA Canada”). She is responsible for RGA’s Technology and Operational Effectiveness divisions and leads all business activities for RGA Canada. She is also a member of the Executive Committee. Prior to joining RGA Canada in 2000, Ms. Gautam was at KPMG for 10 years. She became RGA Canada’s Chief Financial Officer and Chief

Risk Officer in 2006, was named its Chief Operating Officer in 2014, and in 2015 was named RGA Canada’s President and Chief Executive Officer.
John W. Hayden, 53, is Executive Vice President, Controller.  Mr. Hayden joined the Company in March 2000 and held the position of Vice President, SEC Reporting and Investor Relations prior to his current role. Before coming to RGA, Mr. Hayden served in a finance position at General American Life Insurance Company and prior to that position, he was a senior manager at KPMG LLP, in the financial services audit practice, specializing in the insurance industry.  Mr. Hayden also serves as a director and officer of several RGA subsidiaries.
William L. Hutton, 60, is Executive Vice President, General Counsel and Secretary of the Company. He is responsible for legal services provided throughout the RGA enterprise. Mr. Hutton joined the Company in 2001 and held several positions in the legal function before becoming General Counsel in 2011. Prior to joining the Company, he served as counsel at General American Life Insurance Company and was in private practice with two law firms in St. Louis, Missouri. Mr. Hutton also serves as an officer of several RGA subsidiaries.
Todd C. Larson, 56, is Senior Executive Vice President, Chief Financial Officer of the Company. He is also a member of the Company’s Executive Committee. Mr. Larson joined the Company in May 1995 as Controller and held several positions in the finance function, including the position of Executive Vice President, Corporate Finance and Treasurer, before becoming Global Chief Risk Officer in July 2014. Mr. Larson assumed the role of Chief Financial Officer in May 2016. Mr. Larson previously was Assistant Controller at Northwestern Mutual Life Insurance Company from 1994 through 1995 and prior to that position was an accountant for KPMG LLP from 1985 through 1993. Mr. Larson also serves as a director and officer of several RGA subsidiaries.
John P. Laughlin, 65, is Executive Vice President of the Company. He is also a member of the Company’s Executive Committee. Prior to his current role, he served for more than a decade as Executive Vice President of GFS. Mr. Laughlin joined the Company in 1995 through a joint venture acquisition that ultimately became RGA Financial Group, L.L.C. Prior to joining the Company, Mr. Laughlin worked at ITT Financial Corporation and Liberty Financial Management. Mr. Laughlin also serves as a director and officer of several RGA subsidiaries.
Anna Manning, 61, is President and Chief Executive Officer of the Company. She is also a member of the Company’s Executive Committee. Prior to her current role, Ms. Manning held the position of Senior Executive Vice President, Structured Solutions, which includes the Company’s Global Financial Solutions and Global Acquisitions businesses. Ms. Manning joined the Company in 2007 as Executive Vice President and Chief Operating Officer for RGA International Corporation, followed by four years as Executive Vice President of U.S. Markets. Prior to joining the Company, Ms. Manning spent 19 years in actuarial consulting at Tillinghast Towers Perrin, following an actuarial career in the Canadian marketplace at Manulife Financial from 1981 through 1988. She holds a B.Sc. in Actuarial Science from the University of Toronto, is a Fellow of the Canadian Institute of Actuaries (“FCIA”), and a Fellow of the Society of Actuaries.

Alain Néemeh, 52, is Senior Executive Vice President, Chief Operating Officer. He is also a member of the Company’s Executive Committee. Prior to his current role, Mr. Néemeh was Senior Executive Vice President, Global Life and Health, a position he held since 2015. From 2006 to 2014, Mr. Néemeh was President and Chief Executive Officer of RGA Life Reinsurance Company of Canada (“RGA Canada”). In addition, from 2012, Mr. Néemeh had executive responsibility for the Company’s Australia and New Zealand operations. Prior to 2006, he served as Executive Vice President, Operations, and Chief Financial Officer of RGA Canada from 2001, having joined the finance area in 1997 from KPMG LLP, where he provided audit and other services to a variety of clients in the financial services, manufacturing and retail sectors. Mr. Néemeh also serves as a director and officer of several RGA subsidiaries.
Jonathan Porter, 49, is Executive Vice President and Global Chief Risk Officer. He is also a member of the Company’s Executive Committee. Mr. Porter is responsible for the Company’s global enterprise risk management and corporate pricing oversight. Prior to his current role, Mr. Porter previously served in positions of Senior Vice President, Global Analytics and In-Force Management and Chief Pricing Actuary of International Markets. Before joining the Company in 2008, Mr. Porter worked for Manulife Financial as Chief Financial Officer, U.S. Life Insurance. Mr. Porter holds FSA and FCIA designations. Mr. Porter also serves as a director and officer of several RGA subsidiaries.
Corporate Governance
The Company has adopted a Code of Conduct (the “Code”), a Directors’ Code of Business Conduct and Ethics (the “Directors’ Code”), and a Financial Management Code of Professional Conduct (the “Financial Management Code”). The Code applies to all employees and officers of the Company and its subsidiaries. The Directors’ Code applies to directors of the Company and its subsidiaries. The Financial Management Code applies to the Company’s chief executive officer, chief financial officer, corporate controller, primary financial officers in each business unit, and all professionals in finance and finance-related departments. The Company intends to satisfy its disclosure obligations under Item 5.05 of Form 8-K by posting on its website information about amendments to, or waivers from a provision of the Financial Management Code that applies to the Company’s chief executive officer, chief financial officer, and corporate controller. Each of the three Codes described above is available on the Company’s website at www.rgare.com.
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
In accordance with the Securities Exchange Act of 1934, the Company’s board of directors has established a standing audit committee. The board of directors has determined, in its judgment, that all of the members of the audit committee are independent within the meaning of SEC regulations and the listing standards of the New York Stock Exchange (“NYSE”). The board of directors has determined, in its judgment, that all member of the Audit Committee (Ms. Guinn (chair), Mr. Gauthier, Ms. McNeilage and Mr. Van Wyk) are qualified as audit committee financial experts within the meaning of SEC regulations and the board has determined that each of them has accounting and related financial management expertise within the meaning of the listing standards of the NYSE. The audit committee charter provides that members of the audit committee may not simultaneously serve on the audit committee of more than two other public companies unless such member demonstrates that he or she has the ability to devote the time and attention that are required to serve on multiple audit committees.

Item 11.         EXECUTIVE COMPENSATION
Information on this subject is found in the Proxy Statement under the captions “Compensation Discussion and Analysis”, “Compensation Tables and Other Matters”, “Compensation Committee Report”, “Board of Directors - Director Compensation” and “Corporate Governance - Board Committees” and is incorporated herein by reference.
Item 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
Information of this subject is found in the Proxy Statement under the captions “Stock Ownership - Securities Ownership of Directors, Management and Certain Beneficial Owners”, and is incorporated herein by reference.
The following table summarizes information regarding securities authorized for issuance under equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,461,454 (1)	$92.63 (2) (3)	1,725,333 (4)
Equity compensation plans not approved by security holders	—	—	—
Total	2,461,454 (1)	$92.63 (2) (3)	1,725,333 (4)

(1)	Includes the number of securities to be issued upon exercises under the following plans: Flexible Stock Plan - 2,419,829; and Phantom Stock Plan for Directors – 41,625.

(2)
Does not include 325,851 performance contingent units outstanding under the Flexible Stock Plan or 41,625 phantom units outstanding under the Phantom Stock Plan for Directors because those securities do not have an exercise price (i.e. a unit is a hypothetical share of Company common stock with a value equal to the fair market value of the common stock).

(3)	Reflects the blended weighted-average exercise price of outstanding options under the Flexible Stock Plan $92.63.

(4)
Includes the number of securities remaining available for future issuance under the following plans: Flexible Stock Plan– 1,637,713; Flexible Stock Plan for Directors – 58,643; and Phantom Stock Plan for Directors – 28,977.

On January 24, 2019, RGA’s board of directors authorized a share repurchase program for up to $400 million of RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date.
Item 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information on this subject is found in the Proxy Statement under the captions “Corporate Governance - Certain Relationships and Related Person Transactions,” and - “Overview” and incorporated herein by reference.
Item 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information on this subject is found in the Proxy Statement under the caption “Item 4 - Ratification of Appointment of Independent Auditor” and incorporated herein by reference.

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

See the Index to Exhibits on page 169.

Item 16.         FORM 10-K SUMMARY
None.

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE I-SUMMARY OF INVESTMENTS-OTHER THAN
INVESTMENTS IN RELATED PARTIES
December 31, 2019
(in millions)

Type of Investment	Amortized Cost	Estimated Fair Value	Amount at Which Shown in the Balance Sheets(1)
Fixed maturity securities:
United States government and government agencies and authorities	$2,096	$2,152	$2,152
State and political subdivisions	1,074	1,164	1,164
Foreign governments(2)	7,225	9,137	9,137
Public utilities	3,617	3,937	3,937
Mortgage-backed and asset-backed securities	7,153	7,275	7,275
All other corporate bonds	25,588	27,456	27,456
Total fixed maturity securities	$46,753	$51,121	$51,121

Equity securities	$332	$320	$320
Mortgage loans on real estate	5,706		5,706
Policy loans	1,319		1,319
Funds withheld at interest	5,662		5,662
Short-term investments	64		64
Other invested assets	2,363		2,363
Total investments	$62,199		$66,555

(1)	Fixed maturity securities are classified as available-for-sale and carried at fair value.

(2)	Includes fixed maturities directly issued by foreign governments, supranational and foreign government-sponsored enterprises.

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
December 31,
(in millions)

	2019	2018	2017
CONDENSED BALANCE SHEETS
Assets:
Fixed maturity securities available-for-sale, at fair value	$525	$595
Short-term and other investments	19	43
Cash and cash equivalents	10	21
Investment in subsidiaries	14,486	11,033
Loans to subsidiaries	1,010	1,010
Other assets	270	240
Total assets	$16,320	$12,942
Liabilities and stockholders’ equity:
Long-term debt - unaffiliated(1)	$2,974	$2,778
Long-term debt - affiliated(2)	500	500
Other liabilities	1,244	1,213
Stockholders’ equity	11,602	8,451
Total liabilities and stockholders’ equity	$16,320	$12,942
CONDENSED STATEMENTS OF INCOME
Interest / dividend income(3)	$308	$576	$131
Investment related gains (losses), net	4	(5)	(5)
Operating expenses	(55)	(36)	(21)
Interest expense	(206)	(181)	(177)
Income (loss) before income tax and undistributed earnings of subsidiaries	51	354	(72)
Income tax expense (benefit)	(33)	(37)	66
Net income (loss) before undistributed earnings of subsidiaries	84	391	(138)
Equity in undistributed earnings of subsidiaries	786	325	1,960
Net income	870	716	1,822
Other comprehensive income (loss)	(33)	21	(8)
Total comprehensive income	$837	$737	$1,814

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

(1)	Long-term debt - unaffiliated consists of the following:

	2019	2018
$400 million 6.45% Senior Notes due 2019	$—	$400
$400 million 5.00% Senior Notes due 2021	400	399
$400 million 4.70% Senior Notes due 2023	399	399
$400 million 3.95% Senior Notes due 2026	400	400
$600 million 3.90% Senior Notes due 2029	599	—
$400 million 6.20% Subordinated Debentures due 2042	400	400
$400 million 5.75% Subordinated Debentures due 2056	400	400
$400 million Variable Rate Junior Subordinated Debentures due 2065	398	399
Subtotal	2,996	2,797
Unamortized debt issue costs	(22)	(19)
Total	$2,974	$2,778

(2)	Long-term debt—affiliated in 2019 and 2018 consists of $500 million of subordinated debt issued to various operating subsidiaries.

(3)	Interest/dividend income includes $175 million and $450 million of cash dividends received from consolidated subsidiaries in 2019 and 2018, respectively.

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT (continued)
December 31,
(in millions)

	2019	2018	2017
CONDENSED STATEMENTS OF CASH FLOWS
Operating activities:
Net income	$870	$716	$1,822
Equity in earnings of subsidiaries	(786)	(325)	(1,960)
Other, net	72	37	58
Net cash (used in) provided by operating activities	156	428	(80)
Investing activities:
Sales of fixed maturity securities available-for-sale	576	482	515
Purchases of fixed maturity securities available-for-sale	(494)	(383)	(75)
Repayments/issuances of loans to subsidiaries	—	—	40
Change in short-term investments	—	—	—
Change in other invested assets	—	—	125
Capital contributions to subsidiaries	(96)	(82)	(63)
Net cash (used in) provided by investing activities	(14)	17	542
Financing activities:
Dividends to stockholders	(163)	(140)	(117)
Purchases of treasury stock	(101)	(300)	(44)
Exercise of stock options, net	6	3	7
Net change in cash collateral for loaned securities	(92)	(2)	(37)
Principal payments on debt	(397)	—	(300)
Proceeds from unaffiliated long-term debt issuance	599	—	—
Debt issuance costs	(5)	—	—
Net cash (used in) provided by financing activities	(153)	(439)	(491)
Net change in cash and cash equivalents	(11)	6	(29)
Cash and cash equivalents at beginning of year	21	15	44
Cash and cash equivalents at end of year	$10	$21	$15
Supplementary information:
Cash paid for interest	$192	$176	$186
Cash paid for income taxes, net of refunds	$9	$93	$8

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION
(in millions)

	As of December 31,
	Deferred Policy Acquisition Costs	Future Policy Benefits and Interest-Sensitive Contract Liabilities	Other Policy Claims and Benefits Payable
2019
U.S. and Latin America:
Traditional	$1,806	$11,969	$2,143
Financial Solutions	313	23,728	18
Canada:
Traditional	200	3,260	219
Financial Solutions	—	23	42
Europe, Middle East and Africa:
Traditional	250	1,197	1,109
Financial Solutions	—	5,703	51
Asia Pacific:
Traditional	927	2,837	2,121
Financial Solutions	16	2,215	2
Corporate and Other	—	451	6
Total	$3,512	$51,383	$5,711

2018
U.S. and Latin America:
Traditional	$1,825	$11,728	$1,948
Financial Solutions	420	19,421	21
Canada:
Traditional	193	2,930	182
Financial Solutions	—	26	34
Europe, Middle East and Africa:
Traditional	239	1,110	978
Financial Solutions	—	4,541	35
Asia Pacific:
Traditional	702	1,738	2,436
Financial Solutions	18	1,043	2
Corporate and Other	—	754	6
Total	$3,397	$43,291	$5,642

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION (continued)
(in millions)

	Year ended December 31,
	Premium Income	Net Investment Income	Policyholder Benefits and Interest Credited	Amortization of DAC	Other Expenses (1)
2019
U.S. and Latin America:
Traditional	$5,729	$769	$5,339	$199	$697
Financial Solutions	39	931	737	31	113
Canada:
Traditional	1,066	205	857	12	249
Financial Solutions	89	3	80	—	4
Europe, Middle East and Africa:
Traditional	1,442	73	1,205	36	199
Financial Solutions	218	195	175	—	52
Asia Pacific:
Traditional	2,568	104	2,317	36	223
Financial Solutions	146	46	162	16	27
Corporate and Other	—	194	22	—	380
Total	$11,297	$2,520	$10,894	$330	$1,944
2018
U.S. and Latin America:
Traditional	$5,534	$730	$5,131	$180	$698
Financial Solutions	27	706	442	109	106
Canada:
Traditional	1,024	199	848	13	251
Financial Solutions	43	2	37	—	2
Europe, Middle East and Africa:
Traditional	1,424	66	1,233	27	179
Financial Solutions	195	134	116	—	37
Asia Pacific:
Traditional	2,296	96	1,885	92	262
Financial Solutions	1	40	40	2	19
Corporate and Other	—	166	12	—	308
Total	$10,544	$2,139	$9,744	$423	$1,862
2017
U.S. and Latin America:
Traditional	$5,356	$728	$4,842	$192	$693
Financial Solutions	24	779	458	185	105
Canada:
Traditional	902	189	758	12	213
Financial Solutions	38	5	30	—	3
Europe, Middle East and Africa:
Traditional	1,301	56	1,096	21	175
Financial Solutions	164	123	154	—	34
Asia Pacific:
Traditional	2,053	92	1,636	91	335
Financial Solutions	3	34	40	1	19
Corporate and Other	—	149	6	—	274
Total	$9,841	$2,155	$9,020	$502	$1,851

(1)
Includes policy acquisition costs and other insurance expenses, excluding amortization of DAC. Also includes other operating expenses, interest expense, and collateral finance and securitization expense.

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE IV—REINSURANCE
(in millions)

	As of or for the Year ended December 31,
	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amounts	Percentage of Amount Assumed to Net
2019
Life insurance in force	$1,316	$192,864	$3,480,206	$3,288,658	105.8%
Premiums
U.S. and Latin America:
Traditional	$29.4	$590.8	$6,291.0	5,729.6	109.8%
Financial Solutions	1.8	—	37.0	38.8	95.4
Canada:
Traditional	—	53.8	1,119.5	1,065.7	105.0
Financial Solutions	—	—	88.9	88.9	100.0
Europe, Middle East and Africa:
Traditional	44.7	52.7	1,449.4	1,441.4	100.6
Financial Solutions	0.2	148.4	366.4	218.2	167.9
Asia Pacific:
Traditional	—	82.9	2,651.5	2,568.6	103.2
Financial Solutions	—	—	146.0	146.0	100.0
Total	$76.1	$928.6	$12,149.7	$11,297.2	107.5
2018
Life insurance in force	$1,363	$186,172	$3,329,181	$3,144,372	105.9%
Premiums
U.S. and Latin America:
Traditional	$31.6	$593.7	$6,095.4	$5,533.3	110.2%
Financial Solutions	4.7	—	22.5	27.2	82.7
Canada:
Traditional	—	46.9	1,070.9	1,024.0	104.6
Financial Solutions	—	—	43.4	43.4	100.0
Europe, Middle East and Africa:
Traditional	26.0	25.9	1,423.1	1,423.2	100.0
Financial Solutions	0.2	143.7	338.8	195.3	173.5
Asia Pacific:
Traditional	—	49.8	2,346.2	2,296.4	102.2
Financial Solutions	—	—	0.9	0.9	100.0
Corporate and Other	—	—	0.1	0.1	100.0
Total	$62.5	$860.0	$11,341.3	$10,543.8	107.6
2017
Life insurance in force	$1,462	$205,529	$3,297,275	$3,093,208	106.6%
Premiums
U.S. and Latin America:
Traditional	$30.5	$610.4	$5,936.2	$5,356.3	110.8%
Financial Solutions	4.3	—	19.4	23.7	81.9
Canada:
Traditional	—	38.1	940.1	902.0	104.2
Financial Solutions	—	—	38.2	38.2	100.0
Europe, Middle East and Africa:
Traditional	26.6	34.9	1,310.0	1,301.7	100.6
Financial Solutions	0.2	125.0	288.5	163.7	176.2
Asia Pacific:
Traditional	—	54.5	2,107.5	2,053.0	102.7
Financial Solutions	—	—	2.4	2.4	100.0
Corporate and Other	—	—	0.1	0.1	100.0
Total	$61.6	$862.9	$10,642.4	$9,841.1	108.1

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE V—VALUATION AND QUALIFYING ACCOUNTS
(in millions)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
2019
Valuation allowance for deferred income taxes	$181	$56	$(1)	$—	$236
Valuation allowance for mortgage loans	11	1	—	—	12
2018
Valuation allowance for deferred income taxes	$227	$(34)	$(12)	$—	$181
Valuation allowance for mortgage loans	9	2	—	—	11
2017
Valuation allowance for deferred income taxes	$133	$89	$11	$6	$227
Valuation allowance for mortgage loans	8	1	—	—	9

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Reinsurance Group of America, Incorporated.

By:	/s/ Anna Manning
Anna Manning
President and Chief Executive Officer

Date: February 27, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2020.

Signatures			Title

	/s/ J. Cliff Eason	February 27, 2020*	Chairman of the Board and Director
J. Cliff Eason

	/s/ Anna Manning	February 27, 2020	President, Chief Executive Officer and
	Anna Manning		Director
(Principal Executive Officer)

	/s/ Pina Albo	February 27, 2020*	Director
Pina Albo

	/s/ Christine R. Detrick	February 27, 2020*	Director
Christine R. Detrick

	/s/ John J. Gauthier	February 27, 2020*	Director
John J. Gauthier

	/s/ Patricia L. Guinn	February 27, 2020*	Director
Patricia L. Guinn

	/s/ Hazel M. McNeilage	February 27, 2020*	Director
Hazel M. McNeilage

	/s/ Frederick J. Sievert	February 27, 2020*	Director
Frederick J. Sievert

	/s/ Stanley B. Tulin	February 27, 2020*	Director
Stanley B. Tulin

	/s/ Steven C. Van Wyk	February 27, 2020*	Director
Steven C. Van Wyk

	/s/ Todd C. Larson	February 27, 2020	Senior Executive Vice President and Chief
	Todd C. Larson		Financial Officer (Principal Financial
and Accounting Officer)

*	By: /s/ Todd C. Larson	February 27, 2020
Todd C. Larson Attorney-in-fact

Index to Exhibits

Exhibit Number	Description

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

4.2
Form of Senior Indenture between RGA and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3, filed on February 9, 2001, as amended (File No. 333-55304) (the “Original S-3”)

4.3
Third Supplemental Senior Indenture, dated as of November 6, 2009, between RGA and The Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on November 9, 2009 (File No. 1-11848)

4.4
Fourth Supplemental Senior Indenture, dated as of May 27, 2011, between RGA and The Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on May 31, 2011 (File No. 1-11848)

4.5
Indenture, dated as of August 21, 2012, between RGA and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on August 21, 2012 (File No. 1-11848)

4.6
First Supplemental Indenture, dated as of August 21, 2012, between RGA and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on August 21, 2012 (File No. 1-11848)

4.7
Second Supplemental Indenture, dated as of September 24, 2013, between RGA and The Bank of New York Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on September 24, 2013 (File No. 1-11848)

4.8
Third Supplemental Indenture, dated as of June 8, 2016, between RGA and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on June 8, 2016 (File No. 1-11848)

4.9
Fourth Supplemental Indenture, dated as of June 8, 2016, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed on June 8, 2016 (File No. 1-11848)

4.10
Fifth Supplemental Indenture, dated as of May 15, 2019, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on May 15, 2019 (File No. 1-11848)

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

4.13	Description of Securities

10.1
Credit Agreement, dated as of August 21, 2018, by and among RGA, the lenders named therein, U.S. Bank National Association, as Administrative Agent, Swing Line Lender and L/C Issuer, Bank of America, N.A.; JPMorgan Chase Bank, N.A.; and Wells Fargo Bank, National Association as Joint Syndication Agents and Barclays Bank PLC; HSBC Bank USA, National Association; KeyBank National Association; Mizuho Bank, Ltd.; MUFG Bank, Ltd.; Royal Bank of Canada; and Sumitomo Mitsui Banking Corporation as Co-Documentation Agents, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 22, 2018 (File No. 1-11848)

10.2
Letter of Credit Reimbursement Agreement, dated as of May 17, 2017, by and between RGA and Crédit Agricole Corporate and Investment Bank, incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed May 19, 2017 (File No. 1-11848)

10.3
First Amendment to Letter of Credit Reimbursement Agreement, dated as of June 14, 2019, by and between Reinsurance Group of America, Incorporated and Crédit Agricole Corporate and Investment Bank, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 18, 2019 (File No. 1-11848)

10.4
RGA Annual Bonus Plan, effective May 21, 2008, as amended and restated, incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on March 1, 2013 (file No. 1-11848)*

10.5
RGA Flexible Stock Plan as amended and restated effective July 1, 1998 and as further amended by Amendment on March 16, 2000, Second Amendment on May 28, 2003, Third Amendment on May 26, 2004, Fourth Amendment on May 23, 2007, Fifth Amendment on May 21, 2008, Sixth Amendment on May 8, 2011, Seventh Amendment on May 18, 2011, and Eighth Amendment on May 15, 2013, incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended June 30, 2013, filed on August 5, 2013 (File No. 1-11848)*

10.6	Form of RGA Flexible Stock Plan Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 10, 2004 (File No. 1-11848)*

10.7
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

10.9
Form of RGA Flexible Stock Plan Stock Appreciation Right Award Agreement, incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended March 31, 2012, filed on May 7, 2012 (File No. 1-11848)*

10.10
RGA Flexible Stock Plan, as amended and restated effective May 23, 2017, incorporated by reference to Exhibit 10.9 to Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed on February 27, 2018 (File No. 1-11848)*

10.11
Form of Performance Contingent Share Agreement under RGA Flexible Stock Plan, as amended and restated effective May 23, 2017, incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended March 31, 2018, filed on May 4, 2018 (File No. 1-11848)*

10.12
Form of Stock Appreciation Right Award Agreement under RGA Flexible Stock Plan, as amended and restated effective May 23, 2017, incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended March 31, 2018, filed on May 4, 2018 (File No. 1-11848)*

10.13
Form of Non-Qualified Stock Option Agreement under RGA Flexible Stock Plan, as amended and restated effective May 23, 2017, incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended June 30, 2018, filed on August 3, 2018 (File No. 1-11848)*

10.14
Form of Performance Contingent Share Agreement under RGA Flexible Stock Plan, as amended and restated effective May 23, 2017, incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended March 31, 2019, filed on May 3, 2019 (File No. 1-11848)*

10.15
Form of Stock Appreciation Right Award Agreement under RGA Flexible Stock Plan, as amended and restated effective May 23, 2017, incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended March 31, 2019, filed on May 3, 2019 (File No. 1-11848)*

10.16
Form of Non-Qualified Stock Option Agreement under RGA Flexible Stock Plan, as amended and restated effective May 23, 2017, incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended March 31, 2019, filed on May 3, 2019 (File No. 1-11848)*

10.17
RGA Flexible Stock Plan for Directors, as amended and restated effective May 28, 2003, incorporated by reference to Proxy Statement on Schedule 14A for the annual meeting of shareholders on May 28, 2003, filed on April 10, 2003 (File No. 1-11848)*

10.18
RGA Flexible Stock Plan for Directors, as amended and restated effective May 23, 2017, incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed on February 27, 2018 (File No. 1-11848)*

10.19
RGA Phantom Stock Plan for Directors, as amended effective January 1, 2003, incorporated by reference to Proxy Statement on Schedule 14A for the annual meeting of shareholders on May 28, 2003, filed on April 10, 2003*

10.20
RGA Phantom Stock Plan for Directors, as amended and restated effective January 1, 2016, incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended September 30, 2015, filed on November 4, 2015 (File No. 1-11848)*

10.21
RGA Phantom Stock Plan for Directors, as amended and restated effective May 23, 2017, incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed on February 27, 2018 (File No. 1-11848)*

10.22	Offer Letter, dated October 29, 2015, between RGA and Anna Manning, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 24, 2015 (File No. 1-11848)*

10.23
Form of Stock Appreciation Right Award Agreement, effective December 1, 2015, between RGA and Anna Manning, incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on November 24, 2015 (File No. 1-11848)*

10.24
Form of Stock Appreciation Right Award Agreement, effective December 1, 2015, between RGA and Alain Néemeh, incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on November 24, 2015 (File No. 1-11848)*

10.25
Letter Agreement, dated as of July 25, 2019, by and between the Company and Anna Manning, incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended September 30, 2019, filed on November 1, 2019 (File No. 1-11848)*

10.26
RGA Reinsurance Company Augmented Benefit Plan, as amended, incorporated by reference to Exhibit 10.20 to Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed on February 27, 2018 (File No. 1-11848)*

10.27
RGA Reinsurance Company Executive Deferred Savings Plan, as amended, incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed on February 27, 2018 (File No. 1-11848)*

10.28
Canadian Supplemental Executive Retirement Plan for Executive Employees of RGA Life Reinsurance Company of Canada, as amended and restated as of August 1, 2015, incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed on February 27, 2018 (File No. 1-11848)*

10.29
Directors’ Compensation Summary Sheet, incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed on February 27, 2018 (File No. 1-11848)*

10.30
Form of Directors’ Indemnification Agreement, incorporated by reference to Exhibit 10.24 to Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed on February 27, 2018 (File No. 1-11848)*

21.1	Subsidiaries of RGA

23.1	Consent of Deloitte & Touche LLP

24.1	Powers of Attorney for Messrs. Eason, Gauthier, Sievert, Tulin and Van Wyk and Mses. Albo, Detrick, Guinn and McNeilage

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).
* Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15 of this Report.