Form 10-Q
period 2020-03-31
REINSURANCE GROUP OF AMERICA INC
filed 2020-05-07
CIK 898174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
 OR
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
As of April 30, 2020, 61,648,135 shares of the registrant’s common stock were outstanding.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share data)
(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Fixed maturity securities available-for-sale, at fair value (amortized cost of $46,620 and $46,753; allowance for credit losses of $33 at March 31, 2020)	$48,555	$51,121
Equity securities, at fair value	112	320
Mortgage loans on real estate (net of allowances of $39 and $12)	6,014	5,706
Policy loans	1,314	1,319
Funds withheld at interest	5,258	5,662
Short-term investments	117	64
Other invested assets	2,542	2,363
Total investments	63,912	66,555
Cash and cash equivalents	2,820	1,449
Accrued investment income	510	493
Premiums receivable and other reinsurance balances	2,836	2,940
Reinsurance ceded receivables	889	904
Deferred policy acquisition costs	3,622	3,512
Other assets	1,065	878
Total assets	$75,654	$76,731
Liabilities and Stockholders’ Equity
Future policy benefits	$29,521	$28,672
Interest-sensitive contract liabilities	23,164	22,711
Other policy claims and benefits	5,854	5,711
Other reinsurance balances	596	557
Deferred income taxes	2,163	2,712
Other liabilities	1,505	1,188
Long-term debt	2,981	2,981
Collateral finance and securitization notes	569	598
Total liabilities	66,353	65,130
Commitments and contingent liabilities (See Note 8)
Stockholders’ Equity:
Preferred stock - par value $.01 per share, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock - par value $.01 per share, 140,000,000 shares authorized, 79,137,758 shares issued at March 31, 2020 and December 31, 2019	1	1
Additional paid-in-capital	1,942	1,937
Retained earnings	7,802	7,952
Treasury stock, at cost - 17,491,415 and 16,481,656 shares	(1,574)	(1,426)
Accumulated other comprehensive income	1,130	3,137
Total stockholders’ equity	9,301	11,601
Total liabilities and stockholders’ equity	$75,654	$76,731
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2020	2019
Revenues:
Net premiums	$2,819	$2,738
Investment income, net of related expenses	594	580
Investment related gains (losses), net:
Impairments and change in allowance for credit losses on fixed maturity securities	(34)	(9)
Other investment related gains (losses), net	(251)	17
Total investment related gains (losses), net	(285)	8
Other revenues	76	94
Total revenues	3,204	3,420
Benefits and Expenses:
Claims and other policy benefits	2,664	2,508
Interest credited	146	133
Policy acquisition costs and other insurance expenses	248	312
Other operating expenses	195	202
Interest expense	41	40
Collateral finance and securitization expense	6	8
Total benefits and expenses	3,300	3,203
Income (loss) before income taxes	(96)	217
Provision for income taxes	(8)	47
Net income (loss)	$(88)	$170
Earnings per share:
Basic earnings per share	$(1.41)	$2.70
Diluted earnings per share	$(1.41)	$2.65
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three months ended March 31,
	2020	2019
Comprehensive income (loss)
Net income (loss)	$(88)	$170
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(131)	21
Net unrealized investment gains (losses)	(1,873)	1,108
Defined benefit pension and postretirement plan adjustments	(3)	—
Total other comprehensive income (loss), net of tax	(2,007)	1,129
Total comprehensive income (loss)	$(2,095)	$1,299
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions except per share amounts)
(Unaudited)

	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2019	$1	$1,937	$7,952	$(1,426)	$3,137	$11,601
Adoption of new accounting standards			(12)			(12)
Net income (loss)			(88)			(88)
Total other comprehensive income (loss)					(2,007)	(2,007)
Dividends to stockholders, $0.70 per share			(44)			(44)
Purchase of treasury stock				(156)		(156)
Reissuance of treasury stock		5	(6)	8		7
Balance, March 31, 2020	$1	$1,942	$7,802	$(1,574)	$1,130	$9,301

	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2018	$1	$1,899	$7,285	$(1,371)	$636	$8,450
Adoption of new accounting standards			—			—
Net income			170			170
Total other comprehensive income (loss)					1,129	1,129
Dividends to stockholders, $0.60 per share			(38)			(38)
Purchase of treasury stock				(49)		(49)
Reissuance of treasury stock		8	(5)	5		8
Balance, March 31, 2019	$1	$1,907	$7,412	$(1,415)	$1,765	$9,670

See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three months ended March 31,
	2020	2019

Cash Flows from Operating Activities:
Net income (loss)	$(88)	$170
Adjustments to reconcile net income to net cash provided by operating activities:
Change in operating assets and liabilities:
Accrued investment income	(27)	(11)
Premiums receivable and other reinsurance balances	2	164
Deferred policy acquisition costs	(88)	(18)
Reinsurance ceded receivable balances	39	(65)
Future policy benefits, other policy claims and benefits, and other reinsurance balances	2,051	120
Deferred income taxes	(67)	39
Other assets and other liabilities, net	(57)	(107)
Amortization of net investment premiums, discounts and other	(12)	(17)
Depreciation and amortization expense	4	11
Investment related (gains) losses, net	285	(8)
Other, net	165	62
Net cash provided by operating activities	2,207	340
Cash Flows from Investing Activities:
Sales of fixed maturity securities available-for-sale	2,141	3,140
Maturities of fixed maturity securities available-for-sale	283	196
Sales of equity securities	177	—
Principal payments on mortgage loans on real estate	189	93
Principal payments on policy loans	4	33
Purchases of fixed maturity securities available-for-sale	(3,157)	(3,010)
Purchases of equity securities	(15)	(3)
Cash invested in mortgage loans on real estate	(541)	(240)
Cash invested in funds withheld at interest, net	(17)	(37)
Purchase of businesses, net of cash acquired of $27	—	4
Purchases of property and equipment	(6)	(11)
Change in short-term investments	(58)	25
Change in other invested assets	(96)	(97)
Net cash (used in) provided by investing activities	(1,096)	93
Cash Flows from Financing Activities:
Dividends to stockholders	(44)	(38)
Repayment of collateral finance and securitization notes	(19)	(29)
Principal payments of long-term debt	(1)	(1)
Purchases of treasury stock	(156)	(49)
Exercise of stock options, net	1	2
Change in cash collateral for derivative positions and other arrangements	51	(45)
Deposits on universal life and other investment type policies and contracts	663	45
Withdrawals on universal life and other investment type policies and contracts	(188)	(195)
Net cash (used in) provided by financing activities	307	(310)
Effect of exchange rate changes on cash	(47)	7
Change in cash and cash equivalents	1,371	130
Cash and cash equivalents, beginning of period	1,449	1,890
Cash and cash equivalents, end of period	$2,820	$2,020
Supplemental disclosures of cash flow information:
Interest paid	$39	$40
Income taxes (received) paid, net of refunds	$(31)	$3
Non-cash investing activities:
Transfer of invested assets	$—	$721
Right-of-use assets acquired through operating leases	$—	$1
Purchase of businesses:
Assets acquired, excluding cash acquired	$—	$8
Liabilities assumed	—	(12)
Net cash (received) paid on purchase	$—	$(4)
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
Basis of Presentation
The unaudited condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s 2019 Annual Report on Form 10-K filed with the SEC on February 27, 2020 (the “2019 Annual Report”).
In the opinion of management, all adjustments, including normal recurring adjustments necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
Consolidation
These unaudited condensed consolidated financial statements include the accounts of RGA and its subsidiaries and all intercompany accounts and transactions have been eliminated. Entities in which the Company has significant influence over the operating and financing decisions but are not required to be consolidated are reported under the equity method of accounting.
Significant Accounting Policies – Update
The Company’s significant accounting policies are discussed in Note 2 – “Significant Accounting Policies and Pronouncements” of the 2019 Annual Report. The significant accounting policies discussed below reflect the impact of the adoption of Financial Instruments - Credit Losses on January 1, 2020.
Allowance for Credit Losses and Impairments – Fixed Maturity Securities Available-for-Sale
Beginning on January 1, 2020, credit losses are recognized through an allowance account. The Company identifies fixed maturity securities that could potentially have an allowance for credit losses by monitoring market events that could impact issuers’ credit ratings, business climates, management changes, litigation, government actions and other similar factors. The Company also monitors late payments, pricing levels, rating agency actions, key financial ratios, financial statements, revenue forecasts and cash flow projections as indicators of credit issues.
The Company reviews all securities on a case-by-case basis to determine whether a decline in value exists and whether an allowance for credit losses or impairment for non-credit losses should be recognized. The Company considers relevant facts and circumstances in evaluating whether a security is impaired due to credit or non-credit components. Relevant facts and circumstances considered include: (1) the reasons for the decline in fair value; (2) the issuer’s financial position and access to capital; and (3) the Company’s intent to sell a security or whether it is more likely than not it will be required to sell the security before the recovery of its amortized cost that, in some cases, may extend to maturity. To the extent the Company determines a security is deemed to be impaired, an allowance is recorded for credit losses and an impairment loss is recognized in accumulated other comprehensive income (“AOCI”) for non-credit losses.
Impairment losses on fixed maturity securities recognized in the financial statements are dependent on the facts and circumstances related to the specific security. If the Company intends to sell a security or it is more likely than not that it would be required to sell a security before the recovery of its amortized cost, less any recorded credit loss, it recognizes an impairment loss in investment related gains (losses), net on the condensed consolidated statements of income for the difference between amortized cost and fair value.
The Company estimates the amount of the credit loss component of a fixed maturity security impairment as the difference between amortized cost and the present value of the expected cash flows of the security. The Company excludes accrued interest from the amortized cost and the present value of the expected cash flows of the security. The present value is determined using the best estimate cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset-backed or floating rate security. The techniques and assumptions for establishing the best estimate cash flows vary depending on the type of security. The asset-backed securities’ cash flow estimates are based on security-specific facts and circumstances that may include collateral characteristics, expectations of delinquency and default rates, loss severity and prepayment speeds and structural support, including subordination and guarantees. The corporate fixed maturity security cash flow estimates are derived from scenario-based outcomes of expected corporate restructurings or the disposition of assets using security specific facts and circumstances including timing, security interests and loss severity.
The Company writes off uncollectible fixed maturity securities when (1) it has sufficient information to determine that the issuer of the security is insolvent or (2) it has received notice that the issuer of the security has filed for bankruptcy, and the collectability of the asset is expected to be adversely impacted by the bankruptcy.
In periods after an impairment loss is recognized for non-credit loss components on a fixed maturity security, the Company will report the impaired security as if it had been purchased on the date it was impaired and will continue to estimate the present value of the estimated cash flows of the security. Accordingly, the discount (or reduced premium) based on the new cost basis is accreted into net investment income over the remaining term of the fixed maturity security in a prospective manner based on the amount and timing of estimated future cash flows.
Impairments – Other Invested Assets
The Company considers its cost method investments for impairment when the carrying value of these investments exceeds the net asset value. The Company takes into consideration the severity and duration of this excess when deciding if the cost method investment is impaired. For equity method investments (including real estate joint ventures), the Company considers financial and other information provided by the investee, other known information and inherent risks in the underlying investments, as well as future capital commitments, in determining whether an impairment has occurred.
Mortgage Loans on Real Estate
Mortgage loans on real estate are carried at unpaid principal balances, net of any unamortized premium or discount and valuation allowances. Interest income is accrued on the principal amount of the mortgage loan based on its contractual interest rate. Amortization of premiums and discounts is recorded using the effective yield method. The Company accrues interest on loans until it is probable the Company will not receive interest, or the loan is 90 days past due. Interest income, amortization of premiums, accretion of discounts and prepayment fees are reported in investment income, net of related expenses in the condensed consolidated statements of income.
Valuation allowances on mortgage loans are computed on an expected loss basis using a model that utilizes probability of default and loss given default methods over the lifetime of the loan. Accrued interest is excluded from the calculation of valuation allowances. Within the reasonable and supportable forecast period (i.e. typically two years), valuation allowances for mortgage loans are established based on several pool-level loan assumptions, defaults and loss severity, loss expectations for loans with similar risk characteristics and industry statistics. These evaluations are revised as conditions change and new information becomes available. The model also includes the impact of expected changes in future macro-economic conditions. The Company reverts to historical loss information for periods beyond which it believes it is able to develop or obtain reasonable and supportable forecasts of future economic conditions.
A mortgage loan is considered to be impaired when, based on the current information and events, it is probable the Company will be unable to collect all amounts due according to the contractual terms of the mortgage agreement. Although all available and applicable factors are considered in the Company’s analysis, loan-to-value and debt service coverage ratios are the most critical factors in determining impairment. Impairments are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate, the value of the loan’s collateral if the loan is in the process of foreclosure or is otherwise collateral-dependent, or the loan’s market value if the loan is being sold.
Any interest accrued or received on the net carrying amount of the impaired loan will be included in investment income or applied to the principal of the loan, depending on the assessment of the collectability of the loan. Mortgage loans deemed to be uncollectible or that have been foreclosed are charged off against the valuation allowances and subsequent recoveries, if any, are credited to the valuation allowances. Changes in valuation allowances are reported in investment related gains (losses), net on the condensed consolidated statements of income.
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

2.	Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share on net income (in millions, except per share information):

	Three months ended March 31,
	2020	2019
Earnings:
Net income (loss)	$(88)	$170
Shares:
Weighted average outstanding shares	62	63
Equivalent shares from outstanding stock options	1	1
Denominator for diluted calculation	63	64
Earnings per share:
Basic	$(1.41)	$2.70
Diluted	$(1.41)	$2.65

As a result of the net loss for the three months ended March 31, 2020, the Company is required to use basic weighted average common shares outstanding of 62 million in the calculation of diluted loss per share, since the inclusion of shares for outstanding stock options of 1 million would have been anti-dilutive to the loss per share calculations. In the absence of the losses, weighted average common shares outstanding and dilutive potential common shares would have totaled 63 million.
The calculation of common equivalent shares does not include the impact of options having a strike or conversion price that exceeds the average stock price for the earnings period, as the result would be anti-dilutive. The calculation of common equivalent shares also excludes the impact of outstanding performance contingent shares, as the conditions necessary for their issuance have not been satisfied as of the end of the reporting period. The following table presents approximate amounts of stock options and performance contingent shares excluded from the calculation of common equivalent shares (in thousands):

	Three months ended March 31,
	2020	2019
Excluded from common equivalent shares:
Stock options	1,060	544
Performance contingent shares	150	109

3.	Equity
Common stock
The changes in number of common stock shares issued, held in treasury and outstanding are as follows for the periods indicated:

	Issued	Held In Treasury	Outstanding
Balance, December 31, 2019	79,137,758	16,481,656	62,656,102
Common stock acquired	—	1,074,413	(1,074,413)
Stock-based compensation (1)	—	(64,654)	64,654
Balance, March 31, 2020	79,137,758	17,491,415	61,646,343

	Issued	Held In Treasury	Outstanding
Balance, December 31, 2018	79,137,758	16,323,390	62,814,368
Common Stock issued	—	344,237	(344,237)
Stock-based compensation (1)	—	(74,216)	74,216
Balance, March 31, 2019	79,137,758	16,593,411	62,544,347

(1)	Represents net shares issued from treasury pursuant to the Company’s equity-based compensation programs.

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
On January 24, 2019, RGA’s board of directors authorized a share repurchase program for up to $400 million of RGA’s outstanding common stock. The authorization was effective immediately and does not have an expiration date. During the three months ended March 31, 2020, RGA repurchased 1 million shares of common stock under this program for $153 million.
Accumulated Other Comprehensive Income (Loss)
The balance of and changes in each component of accumulated other comprehensive income (loss) (“AOCI”) for the three months ended March 31, 2020 and 2019 are as follows (dollars in millions):

	Accumulated Other Comprehensive Income (Loss), Net of Income Tax
	Accumulated Currency Translation Adjustments	Unrealized Appreciation (Depreciation) of Investments(1)	Pension and Postretirement Benefits	Total
Balance, December 31, 2019	$(92)	$3,299	$(70)	$3,137
Other comprehensive income (loss) before reclassifications	(112)	(2,496)	(5)	(2,613)
Amounts reclassified to (from) AOCI	—	141	1	142
Deferred income tax benefit (expense)	(19)	482	1	464
Balance, March 31, 2020	$(223)	$1,426	$(73)	$1,130

	Accumulated Other Comprehensive Income (Loss), Net of Income Tax
	Accumulated Currency Translation Adjustments	Unrealized Appreciation (Depreciation) of Investments(1)	Pension and Postretirement Benefits	Total
Balance, December 31, 2018	$(169)	$856	$(51)	$636
Other comprehensive income (loss) before reclassifications	19	1,437	(2)	1,454
Amounts reclassified to (from) AOCI	—	(15)	1	(14)
Deferred income tax benefit (expense)	3	(314)	—	(311)
Balance, March 31, 2019	$(147)	$1,964	$(52)	$1,765

(1)
Includes cash flow hedges of $(87) and $(26) as of March 31, 2020 and December 31, 2019, respectively, and $(1) and $9 as of March 31, 2019 and December 31, 2018, respectively. See Note 5 – “Derivative Instruments” for additional information on cash flow hedges.

The following table presents the amounts of AOCI reclassifications for the three months ended March 31, 2020 and 2019 (dollars in millions):

	Amount Reclassified from AOCI
	Three months ended March 31,		Affected Line Item in Statement of Income
Details about AOCI Components	2020	2019
Net unrealized investment gains (losses):
Net unrealized gains (losses) on available-for-sale securities	$(39)	$—	Investment related gains (losses), net
Cash flow hedges - Interest rate	—	—	(1)
Cash flow hedges - Currency/Interest rate	—	—	(1)
Deferred policy acquisition costs attributed to unrealized gains and losses	(102)	15	(2)
Total	(141)	15
Provision for income taxes	27	(3)
Net unrealized gains (losses), net of tax	$(114)	$12
Amortization of defined benefit plan items:
Prior service cost (credit)	$—	$—	(3)
Actuarial gains/(losses)	(1)	(1)	(3)
Total	(1)	(1)
Provision for income taxes	—	—
Amortization of defined benefit plans, net of tax	$(1)	$(1)

Total reclassifications for the period	$(115)	$11

(1)	See Note 5 – “Derivative Instruments” for additional information on cash flow hedges.

(2)	This AOCI component is included in the computation of the deferred policy acquisition cost. See Note 8 – “Deferred Policy Acquisition Costs” of the 2019 Annual Report for additional details.

(3)	This AOCI component is included in the computation of the net periodic pension cost. See Note 10 – “Employee Benefit Plans” for additional details.

Equity Based Compensation
Equity compensation expense was $5 million and $8 million for the three months ended March 31, 2020 and 2019, respectively. In the first quarter of 2020, the Company granted 456,301 stock appreciation rights at $117.85 weighted average exercise price per share, 175,047 performance contingent units and 30,129 restricted stock units to employees. As of March 31, 2020, 1,386,800 share options at a weighted average strike price per share of $85.96 were vested and exercisable, with a remaining weighted average exercise period of 4.5 years. As of March 31, 2020, the total compensation cost of non-vested awards not yet recognized in the condensed consolidated financial statements was $43 million. It is estimated that these costs will vest over a weighted average period of 1.2 years.

4.	Investments
Fixed Maturity Securities Available-for-Sale
The Company holds various types of fixed maturity securities available-for-sale and classifies them as corporate securities (“Corporate”), Canadian and Canadian provincial government securities (“Canadian government”), residential mortgage-backed securities (“RMBS”), asset-backed securities (“ABS”), commercial mortgage-backed securities (“CMBS”), U.S. government and agencies (“U.S. government”), state and political subdivisions, and other foreign government, supranational and foreign government-sponsored enterprises (“Other foreign government”). RMBS, ABS and CMBS are collectively “structured securities.”
The following tables provide information relating to investments in fixed maturity securities by type as of March 31, 2020 and December 31, 2019 (dollars in millions):

March 31, 2020:	Amortized	Allowance for	Unrealized	Unrealized	Estimated Fair	% of
	Cost	Credit Losses	Gains	Losses	Value	Total
Available-for-sale:
Corporate	$29,203	$26	$1,294	$977	$29,494	60.8%
Canadian government	2,793	—	1,445	1	4,237	8.7
RMBS	2,241	—	77	27	2,291	4.7
ABS	2,940	—	4	277	2,667	5.5
CMBS	1,841	—	24	56	1,809	3.7
U.S. government	1,398	—	244	—	1,642	3.4
State and political subdivisions	1,071	—	108	10	1,169	2.4
Other foreign government	5,133	7	233	113	5,246	10.8
Total fixed maturity securities	$46,620	$33	$3,429	$1,461	$48,555	100.0%

December 31, 2019:	Amortized	Unrealized	Unrealized	Estimated Fair	% of	Impairments
	Cost	Gains	Losses	Value	Total	in AOCI
Available-for-sale:
Corporate	$29,205	$2,269	$81	$31,393	61.4%	$—
Canadian government	3,016	1,596	—	4,612	9.0	—
RMBS	2,339	62	3	2,398	4.7	—
ABS	2,973	19	14	2,978	5.8	—
CMBS	1,841	61	3	1,899	3.7	—
U.S. government	2,096	57	1	2,152	4.2	—
State and political subdivisions	1,074	93	3	1,164	2.3	—
Other foreign government	4,209	321	5	4,525	8.9	—
Total fixed maturity securities	$46,753	$4,478	$110	$51,121	100.0%	$—

The Company enters into various collateral arrangements with counterparties that require both the pledging and acceptance of fixed maturity securities as collateral. Pledged fixed maturity securities are included in fixed maturity securities available-for-sale in the condensed consolidated balance sheets. Fixed maturity securities received as collateral are held in separate custodial accounts and are not recorded on the Company’s condensed consolidated balance sheets. Subject to certain constraints, the Company is permitted by contract to sell or repledge collateral it receives; however, as of March 31, 2020 and December 31, 2019, none of the collateral received had been sold or repledged. The Company also holds assets in trust to satisfy collateral requirements under derivative transactions and certain third-party reinsurance treaties. The following table includes fixed maturity securities pledged and received as collateral and assets in trust held to satisfy collateral requirements under derivative transactions and certain third-party reinsurance treaties as of March 31, 2020 and December 31, 2019 (dollars in millions):

	March 31, 2020		December 31, 2019
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity securities pledged as collateral	$142	$154	$113	$116
Fixed maturity securities received as collateral	n/a	1,172	n/a	727
Assets in trust held to satisfy collateral requirements	27,080	27,441	27,290	29,239

The Company monitors its concentrations of financial instruments on an ongoing basis and mitigates credit risk by maintaining a diversified investment portfolio that limits exposure to any one issuer. The Company’s exposure to concentrations of credit risk from single issuers greater than 10% of the Company’s stockholders’ equity included securities of the U.S. government and its agencies, as well as the securities disclosed below, as of March 31, 2020 and December 31, 2019 (dollars in millions).

	March 31, 2020		December 31, 2019
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity securities guaranteed or issued by:
Government of Japan	$1,660	$1,672	$813	$852
Canadian province of Quebec	1,132	1,986	1,205	2,163
Canadian province of Ontario	941	1,289	1,014	1,379

The amortized cost and estimated fair value of fixed maturity securities classified as available-for-sale as of March 31, 2020, are shown by contractual maturity in the table below (dollars in millions). Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Structured securities are shown separately in the table below, as they are not due at a single maturity date.

	Amortized Cost	Estimated Fair Value
Available-for-sale:
Due in one year or less	$1,176	$1,172
Due after one year through five years	8,125	8,184
Due after five years through ten years	9,629	9,880
Due after ten years	20,668	22,552
Structured securities	7,022	6,767
Total	$46,620	$48,555

Corporate Fixed Maturity Securities
The tables below show the major sectors of the Company’s corporate fixed maturity holdings as of March 31, 2020 and December 31, 2019 (dollars in millions):

March 31, 2020:		Estimated
	Amortized Cost	Fair Value	% of Total
Finance	$10,979	$11,056	37.5%
Industrial	14,703	14,756	50.0
Utility	3,521	3,682	12.5
Total	$29,203	$29,494	100.0%

December 31, 2019:		Estimated
	Amortized Cost	Fair Value	% of Total
Finance	$10,896	$11,653	37.2%
Industrial	14,692	15,803	50.3
Utility	3,617	3,937	12.5
Total	$29,205	$31,393	100.0%

Allowance for Credit Losses and Impairments – Fixed Maturity Securities Available-for-Sale
As discussed in Note 1 – “Business and Basis of Presentation,” allowances for credit losses on fixed maturity securities are recognized in investment related gains (losses), net on the condensed consolidated statements of income. For these securities, the net amount recognized represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the fixed maturity security prior to the allowance for credit losses. Any remaining difference between the fair value and amortized cost is recognized in AOCI. The amount of pre-tax credit loss impairments on fixed maturity securities held by the Company, for which a portion of the impairment loss was recognized in AOCI, was $2 million and $4 million as of March 31, 2020 and March 31, 2019, respectively. There were no changes in these amounts from their respective prior-year ending balances.
The following table presents the rollforward of the allowance for credit losses in fixed maturity securities by type as of March 31, 2020 (dollars in millions):

	March 31, 2020
	Corporate	Other Foreign Government	Total
Balance, beginning of period	$—	$—	$—
Credit losses recognized on securities for which credit losses were not previously recorded	26	7	33
Balance, end of period	$26	$7	$33

Unrealized Losses for Fixed Maturity Securities Available-for-Sale
The following table presents the total gross unrealized losses for the 3,102 and 1,072 fixed maturity securities as of March 31, 2020 and December 31, 2019, where the estimated fair value had declined and remained below amortized cost by the indicated amount (dollars in millions):

	March 31, 2020		December 31, 2019
	Gross Unrealized Losses	% of Total	Gross Unrealized Losses	% of Total
Less than 20%	$1,052	72.0%	$76	69.1%
20% or more for less than six months	409	28.0	20	18.2
20% or more for six months or greater	—	—	14	12.7
Total	$1,461	100.0%	$110	100.0%

The Company’s determination of whether a decline in value necessitates the recording of an allowance for credit losses includes an analysis of whether the issuer is current on its contractual payments, evaluating whether it is probable that the Company will be able to collect all amounts due according to the contractual terms of the security and analyzing the overall ability of the Company to recover the amortized cost of the investment.
The following tables present the estimated fair values and gross unrealized losses for fixed maturity securities that have estimated fair values below amortized cost as of March 31, 2020 and December 31, 2019 (dollars in millions). These investments are presented by class and grade of security, as well as the length of time the related fair value has remained below amortized cost.

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
March 31, 2020:	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
Corporate	$9,666	$729	$93	$18	$9,759	$747
Canadian government	—	—	6	1	6	1
RMBS	1,047	25	41	2	1,088	27
ABS	1,936	203	552	65	2,488	268
CMBS	913	52	21	1	934	53
U.S. government	—	—	—	—	—	—
State and political subdivisions	158	9	12	1	170	10
Other foreign government	1,813	94	7	4	1,820	98
Total investment grade securities	15,533	1,112	732	92	16,265	1,204
Below investment grade securities:
Corporate	1,106	219	66	11	$1,172	$230
ABS	15	9	—	—	15	9
CMBS	23	3	—	—	23	3
Other foreign government	150	13	7	2	157	15
Total below investment grade securities	1,294	244	73	13	1,367	257
Total fixed maturity securities	$16,827	$1,356	$805	$105	$17,632	$1,461

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
December 31, 2019:	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
Corporate	$1,936	$29	$293	$7	$2,229	$36
Canadian government	—	—	—	—	—	—
RMBS	367	2	84	1	451	3
ABS	773	5	739	9	1,512	14
CMBS	253	3	—	—	253	3
U.S. government	49	1	—	—	49	1
State and political subdivisions	103	2	12	1	115	3
Other foreign government	278	4	—	—	278	4
Total investment grade securities	3,759	46	1,128	18	4,887	64
Below investment grade securities:
Corporate	220	38	100	7	320	45
ABS	—	—	—	—	—	—
CMBS	—	—	—	—	—	—
Other foreign government	—	—	10	1	10	1
Total below investment grade securities	220	38	110	8	330	46
Total fixed maturity securities	$3,979	$84	$1,238	$26	$5,217	$110

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

Investment Income, Net of Related Expenses
Major categories of investment income, net of related expenses, consist of the following (dollars in millions):

	Three months ended March 31,
	2020	2019
Fixed maturity securities available-for-sale	$480	$415
Equity securities	2	1
Mortgage loans on real estate	67	60
Policy loans	15	14
Funds withheld at interest	53	62
Short-term investments and cash and cash equivalents	4	7
Other invested assets	(5)	42
Investment income	616	601
Investment expense	(22)	(21)
Investment income, net of related expenses	$594	$580

Investment Related Gains (Losses), Net
Investment related gains (losses), net, consist of the following (dollars in millions):

	Three months ended March 31,
	2020	2019
Fixed maturity securities available-for-sale:
Impairment losses and change in allowance for credit losses	$(34)	$(9)
Gain on investment activity	27	28
Loss on investment activity	(8)	(19)
Net gains (losses) on equity securities	(23)	4
Other impairment losses and change in mortgage loan provision	(13)	(2)
Derivatives and other, net	(234)	6
Total investment related gains (losses), net	$(285)	$8

The impairment losses and change in allowance for credit losses on fixed maturity securities for the three months ended March 31, 2020, includes $1 million in impairment losses on securities the Company intends to sell and an increase of $33 million in the allowance for credit losses related to high-yield securities as result of the uncertainty in the global markets due to the novel coronavirus (“COVID-19”) pandemic. The fixed maturity impairment losses for the three months ended March 31, 2019, were primarily related to a U.S. utility company. The fluctuations in investment related gains (losses) for equity securities for the three months ended March 31, 2020, was primarily driven by the change in unrealized gains/losses of these securities recognized in earnings due to the broad market weakness related to the COVID-19 pandemic. The other impairment losses and change in mortgage loan provision for the three months ended March 31, 2020, were primarily due to an increase in the mortgage loan valuation allowance to reflect the estimated impact from the COVID-19 pandemic. The fluctuations in investment related gains (losses) for derivatives and other for the three months ended March 31, 2020, compared to the same period in 2019, are primarily due to changes in the fair value of embedded derivatives related to modified coinsurance and funds withheld treaties, as a result of changes in interest rates, and widening credit spreads, both of which were a result of the COVID-19 pandemic uncertainty.

Securities Borrowing, Lending and Other
The following table includes the amount of borrowed securities, securities lent and securities collateral received as part of the securities lending program and repurchased/reverse repurchased securities pledged and received as of March 31, 2020 and December 31, 2019 (dollars in millions).

	March 31, 2020		December 31, 2019
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Borrowed securities	$325	$334	$339	$369
Securities lending:
Securities loaned	98	99	98	104
Securities received	n/a	107	n/a	107
Repurchase program/reverse repurchase program:
Securities pledged	398	408	356	384
Securities received	n/a	344	n/a	370

The Company held cash collateral for repurchase/reverse repurchase programs of $5 million and $1 million as of March 31, 2020 and December 31, 2019, respectively. No cash or securities were pledged by the Company for its securities borrowing program as of March 31, 2020 and December 31, 2019.
The following tables present information on the Company’s securities lending and repurchase/reverse repurchase transactions as of March 31, 2020 and December 31, 2019 (dollars in millions). Collateral associated with certain borrowed securities is not included within the tables, as the collateral pledged to each counterparty is the right to reinsurance treaty cash flows.

	March 31, 2020
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Securities lending transactions:
Corporate	$—	$—	$—	$99	$99
Total	—	—	—	99	99
Repurchase/reverse repurchase transactions:
Corporate	—	—	—	303	303
Other foreign government	—	—	—	105	105
Total	—	—	—	408	408
Total borrowings	$—	$—	$—	$507	$507

Gross amount of recognized liabilities for securities lending and repurchase/reverse repurchase transactions in preceding table					$451
Amounts related to agreements not included in offsetting disclosure					$56

	December 31, 2019
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
Securities lending transactions:
Corporate	$—	$—	$—	$104	$104
Total	—	—	—	104	104
Repurchase/reverse repurchase transactions:
Corporate	—	—	—	286	286
Other foreign government	—	—	—	98	98
Total	—	—	—	384	384
Total borrowings	$—	$—	$—	$488	$488

Gross amount of recognized liabilities for securities lending and repurchase/reverse repurchase transactions in preceding table					$478
Amounts related to agreements not included in offsetting disclosure					$10

The Company has elected to offset amounts recognized as receivables and payables resulting from the repurchase/reverse repurchase programs. After the effect of offsetting, the net amount presented on the condensed consolidated balance sheets was a liability of $5 million and $1 million as of March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020 and December 31, 2019, the Company recognized payables resulting from cash received as collateral associated with a repurchase/reverse repurchase agreement, as discussed above. Amounts owed to and due from the counterparties may be settled in cash or offset, in accordance with the agreements.
Mortgage Loans on Real Estate
As of March 31, 2020, mortgage loans are geographically dispersed throughout the U.S. with the largest concentrations in California (15.2%), Texas (14.7%) and Washington (8.7%) and include loans secured by properties in Canada (2.9%) and United Kingdom (0.9%). The recorded investment in mortgage loans on real estate presented below is gross of unamortized deferred loan origination fees and expenses, and valuation allowances.
The distribution of mortgage loans by property type is as follows as of March 31, 2020 and December 31, 2019 (dollars in millions):

	March 31, 2020		December 31, 2019
Property type:	Carrying Value	% of Total	Carrying Value	% of Total
Office building	$1,783	29.4%	$1,771	31.0%
Retail	1,712	28.2	1,686	29.4
Industrial	1,253	20.7	1,169	20.4
Apartment	872	14.4	766	13.4
Other commercial	443	7.3	335	5.8
Recorded investment	$6,063	100.0%	$5,727	100.0%
Unamortized balance of loan origination fees and expenses	(10)		(9)
Valuation allowances	(39)		(12)
Total mortgage loans on real estate	$6,014		$5,706

The maturities of mortgage loans as of March 31, 2020 and December 31, 2019 are as follows (dollars in millions):

	March 31, 2020		December 31, 2019
	Recorded Investment	% of Total	Recorded Investment	% of Total
Due within five years	$2,011	33.2%	$1,841	32.2%
Due after five years through ten years	3,107	51.2	2,944	51.4
Due after ten years	945	15.6	942	16.4
Total	$6,063	100.0%	$5,727	100.0%
The following tables set forth certain key credit quality indicators of the Company’s recorded investment in mortgage loans as of March 31, 2020 and December 31, 2019 (dollars in millions):

	Recorded Investment
	Debt Service Ratios
	>1.20x	1.00x - 1.20x	<1.00x	Total	% of Total
March 31, 2020:
Loan-to-Value Ratio
0% - 59.99%	$3,119	$80	$5	$3,204	52.8%
60% - 69.99%	2,015	40	—	2,055	33.9
70% - 79.99%	565	12	39	616	10.2
Greater than 80%	101	61	26	188	3.1
Total	$5,800	$193	$70	$6,063	100.0%

	Recorded Investment
	Debt Service Ratios
	>1.20x	1.00x - 1.20x	<1.00x	Total	% of Total
December 31, 2019:
Loan-to-Value Ratio
0% - 59.99%	$3,025	$52	$7	$3,084	53.8%
60% - 69.99%	1,841	53	11	1,905	33.3
70% - 79.99%	492	13	39	544	9.5
Greater than 80%	96	61	37	194	3.4
Total	$5,454	$179	$94	$5,727	100.0%

The following table sets forth credit quality grades by year of origination of the Company’s recorded investment in mortgage loans as of March 31, 2020 (dollars in millions):

	Recorded Investment
	Year of Origination
	2020	2019	2018	2017	2016	Prior	Total
March 31, 2020:
Internal credit quality grade:
High investment grade	$302	$675	$623	$403	$603	$1,177	$3,783
Investment grade	236	516	317	342	269	422	2,102
Average	—	—	10	25	27	95	157
Watch list	—	—	—	—	—	4	4
In or near default	—	—	—	—	—	17	17
Total	$538	$1,191	$950	$770	$899	$1,715	$6,063

None of the payments due to the Company on its recorded investment in mortgage loans were delinquent as of March 31, 2020 and December 31, 2019.
The following table presents the recorded investment in mortgage loans, by method of measuring impairment, and the related valuation allowances as of March 31, 2020 and December 31, 2019 (dollars in millions):

	March 31, 2020	December 31, 2019
Mortgage loans:
Individually measured for impairment	$17	$17
Collectively measured for impairment	6,046	5,710
Recorded investment	$6,063	$5,727
Valuation allowances:
Individually measured for impairment	$—	$—
Collectively measured for impairment	39	12
Total valuation allowances	$39	$12
Information regarding the Company’s loan valuation allowances for mortgage loans for the three months ended March 31, 2020 and 2019 is as follows (dollars in millions):

	Three months ended March 31,
	2020	2019
Balance, beginning of period	$12	$11
Adoption of new accounting standard, see Note 13	14	—
Provision (release)	13	—
Balance, end of period	$39	$11

Information regarding the portion of the Company’s mortgage loans that were impaired as of March 31, 2020 and December 31, 2019 is as follows (dollars in millions):

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Carrying Value
March 31, 2020:
Impaired mortgage loans with no valuation allowance recorded	$17	$17	$—	$17
Impaired mortgage loans with valuation allowance recorded	—	—	—	—
Total impaired mortgage loans	$17	$17	$—	$17
December 31, 2019:
Impaired mortgage loans with no valuation allowance recorded	$17	$17	$—	$17
Impaired mortgage loans with valuation allowance recorded	—	—	—	—
Total impaired mortgage loans	$17	$17	$—	$17

The Company’s average investment balance of impaired mortgage loans and the related interest income are reflected in the table below for the periods indicated (dollars in millions):
	Three months ended March 31,
	2020		2019
	Average Recorded Investment(1)	Interest Income	Average Recorded Investment(1)	Interest Income
Impaired mortgage loans with no valuation allowance recorded	$17	$—	$24	$—
Impaired mortgage loans with valuation allowance recorded	—	—	—	—
Total impaired mortgage loans	$17	$—	$24	$—

(1) Average recorded investment represents the average loan balances as of the beginning of period and all subsequent quarterly end of period balances.

The Company did not acquire any impaired mortgage loans during the three months ended March 31, 2020 and 2019. The Company had no mortgage loans that were on a nonaccrual status as of March 31, 2020 and December 31, 2019.
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
Funds Withheld at Interest
As of March 31, 2020, $3.2 billion of the funds withheld at interest balance is associated with one client. For reinsurance agreements written on a modco basis and certain agreements written on a coinsurance funds withheld basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company and are reflected as funds withheld at interest on the Company’s condensed consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances against amounts owed to the Company from the ceding company.
Other Invested Assets
Other invested assets include limited partnership interests, joint ventures (other than operating joint ventures), lifetime mortgages, derivative contracts and fair value option (“FVO”) contractholder-directed unit-linked investments. Other invested assets also includes FHLB common stock, which is included in Other in the table below. The allowance for credit losses for lifetime mortgages as of both March 31, 2020 and December 31, 2019, was $2 million. Carrying values of these assets as of March 31, 2020 and December 31, 2019 are as follows (dollars in millions):

	March 31, 2020	December 31, 2019
Limited partnership interests and real estate joint ventures	$1,183	$1,134
Lifetime mortgages	763	775
Derivatives	252	117
FVO contractholder-directed unit-linked investments	235	260
Other	109	77
Total other invested assets	$2,542	$2,363

5.    Derivative Instruments
Accounting for Derivative Instruments and Hedging Activities
See Note 2 – “Significant Accounting Policies and Pronouncements” of the Company’s 2019 Annual Report for a detailed discussion of the accounting treatment for derivative instruments, including embedded derivatives. See Note 6 – “Fair Value of Assets and Liabilities” for additional disclosures related to the fair value hierarchy for derivative instruments, including embedded derivatives.
Types of Derivatives Used by the Company
Commonly used derivative instruments include, but are not necessarily limited to: credit default swaps, financial futures, equity options, foreign currency swaps, foreign currency forwards, interest rate swaps, synthetic guaranteed investment contracts (“GICs”), consumer price index (“CPI”) swaps, longevity swaps, mortality swaps and embedded derivatives.
For detailed information on these derivative instruments and the related strategies, see Note 5 – “Derivative Instruments” of the Company’s 2019 Annual Report.
Summary of Derivative Positions
Derivatives, except for embedded derivatives and longevity and mortality swaps, are carried on the Company’s condensed consolidated balance sheets in other invested assets or other liabilities, at fair value. Longevity and mortality swaps are included on the condensed consolidated balance sheets in other assets or other liabilities, at fair value. Embedded derivative assets and liabilities on modified coinsurance (“modco”) or funds withheld arrangements are included on the condensed consolidated balance sheets with the host contract in funds withheld at interest, at fair value. Embedded derivative liabilities on indexed annuity and variable annuity products are included on the condensed consolidated balance sheets with the host contract in interest-sensitive contract liabilities, at fair value. The following table presents the notional amounts and gross fair value of derivative instruments prior to taking into account the netting effects of master netting agreements as of March 31, 2020 and December 31, 2019 (dollars in millions):

		March 31, 2020			December 31, 2019
	Primary Underlying Risk	Notional	Carrying Value/Fair Value		Notional	Carrying Value/Fair Value
		Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	Interest rate	$1,057	$104	$8	$909	$70	$3
Financial futures	Equity	323	—	—	307	—	—
Foreign currency swaps	Foreign currency	150	—	23	150	—	9
Foreign currency forwards	Foreign currency	175	3	—	175	1	—
CPI swaps	CPI	527	1	65	441	—	28
Credit default swaps	Credit	1,641	3	6	1,306	5	—
Equity options	Equity	320	58	—	364	15	—
Synthetic GICs	Interest rate	14,240	—	—	13,823	—	—
Embedded derivatives in:
Modco or funds withheld arrangements		—	—	109	—	121	—
Indexed annuity products		—	—	751	—	—	767
Variable annuity products		—	—	291	—	—	163
Total non-hedging derivatives		18,433	169	1,253	17,475	212	970
Derivatives designated as hedging instruments:
Interest rate swaps	Foreign currency/Interest rate	435	5	53	535	1	29
Foreign currency swaps	Foreign currency	322	31	23	342	17	2
Foreign currency forwards	Foreign currency	1,112	102	1	1,094	28	2
Total hedging derivatives		1,869	138	77	1,971	46	33
Total derivatives		$20,302	$307	$1,330	$19,446	$258	$1,003

Fair Value Hedges
The Company designates and reports certain foreign currency swaps to hedge the foreign currency fair value exposure of foreign currency denominated assets as fair value hedges when they meet the requirements of the general accounting principles for Derivatives and Hedging. The gain or loss on the hedged item attributable to a change in foreign currency and the offsetting gain or loss on the related foreign currency swaps as of March 31, 2020 and 2019 were (dollars in millions):

Type of Fair Value Hedge	Hedged Item	Gains (Losses) Recognized for Derivatives	Gains (Losses) Recognized for Hedged Items
		Investment Related Gains (Losses)
For the three months ended March 31, 2020:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$(22)	$14
For the three months ended March 31, 2019:
Foreign currency swaps	Foreign-denominated fixed maturity securities	$(1)	$(1)

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
The following table presents the components of AOCI, before income tax, and the condensed consolidated income statement classification where the gain or loss is recognized related to cash flow hedges for the three months ended March 31, 2020 and 2019 (dollars in millions):

	Three months ended March 31,
	2020	2019
Balance beginning of period	$(26)	$9
Gains (losses) deferred in other comprehensive income (loss)	(61)	(10)
Amounts reclassified to investment income	—	—
Amounts reclassified to interest expense	—	—
Balance end of period	$(87)	$(1)

As of March 31, 2020, the before-tax deferred net gains (losses) on derivative instruments recorded in AOCI that are expected to be reclassified to earnings during the next twelve months are approximately $(1) million and $(5) million in investment income and interest expense, respectively.
The following table presents the effect of derivatives in cash flow hedging relationships on the condensed consolidated statements of income and the condensed consolidated statements of comprehensive income for the three months ended March 31, 2020 and 2019 (dollars in millions):

Derivative Type	Gain (Loss) Deferred in OCI	Gain (Loss) Reclassified into Income from OCI
		Investment Income	Interest Expense
For the three months ended March 31, 2020:
Interest rate	$(36)	$—	$—
Currency	(25)	—	—
Total	$(61)	$—	$—
For the three months ended March 31, 2019:
Interest rate	$(12)	$—	$—
Currency/Interest rate	2	—	—
Total	$(10)	$—	$—

For the three months ended March 31, 2020 and 2019, there were no amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Hedges of Net Investments in Foreign Operations
The Company uses foreign currency swaps and foreign currency forwards to hedge a portion of its net investment in certain foreign operations against adverse movements in exchange rates. The following table illustrates the Company’s net investments in foreign operations (“NIFO”) hedges for the three months ended March 31, 2020 and 2019 (dollars in millions):

	Derivative Gains (Losses) Deferred in AOCI
	For the three months ended March 31,
Type of NIFO Hedge (1)	2020	2019
Foreign currency swaps	$15	$(7)
Foreign currency forwards	80	(18)

(1)
There were no sales or substantial liquidations of net investments in foreign operations that would have required the reclassification of gains or losses from accumulated other comprehensive income (loss) into investment income during the periods presented.

The cumulative foreign currency translation gain recorded in AOCI related to these hedges was $263 million and $168 million at March 31, 2020 and December 31, 2019, respectively. If a hedged foreign operation was sold or substantially liquidated, the amounts in AOCI would be reclassified to the condensed consolidated statements of income. A pro rata portion would be reclassified upon partial sale of a hedged foreign operation.
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
A summary of the effect of non-hedging derivatives, including embedded derivatives, on the Company’s condensed consolidated statements of income for the three months ended March 31, 2020 and 2019 is as follows (dollars in millions):

		Gain (Loss) for the three months ended March 31,
Type of Non-hedging Derivative	Income Statement Location of Gain (Loss)	2020	2019
Interest rate swaps	Investment related gains (losses), net	$106	$24
Financial futures	Investment related gains (losses), net	44	(22)
Foreign currency swaps	Investment related gains (losses), net	(13)	1
Foreign currency forwards	Investment related gains (losses), net	(3)	—
CPI swaps	Investment related gains (losses), net	(40)	(9)
Credit default swaps	Investment related gains (losses), net	(24)	15
Equity options	Investment related gains (losses), net	53	(23)
Longevity swaps	Other revenues	—	2
Mortality swaps	Other revenues	—	1
Subtotal		123	(11)
Embedded derivatives in:
Modco or funds withheld arrangements	Investment related gains (losses), net	(230)	(2)
Indexed annuity products	Interest credited	6	3
Variable annuity products	Investment related gains (losses), net	(128)	18
Total non-hedging derivatives		$(229)	$8

Credit Derivatives
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of credit default swaps sold by the Company at March 31, 2020 and December 31, 2019 (dollars in millions):

	March 31, 2020			December 31, 2019
Rating Agency Designation of Referenced Credit Obligations(1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps(2)	Weighted Average Years to Maturity(3)
AAA/AA+/AA/AA-/A+/A/A-
Single name credit default swaps	$1	$127	1.4	$2	$142	1.7
Subtotal	1	127	1.4	2	142	1.7
BBB+/BBB/BBB-
Single name credit default swaps	—	281	1.8	3	291	1.9
Credit default swaps referencing indices	(4)	1,228	4.7	—	873	4.7
Subtotal	(4)	1,509	4.1	3	1,164	4.0
BB+/BB/BB-
Single name credit default swaps	—	5	0.2	—	—	0.0
Subtotal	—	5	0.2	—	—	0.0
Total	$(3)	$1,641	3.9	$5	$1,306	3.7

(1)	The rating agency designations are based on ratings from Standard and Poor’s (“S&P”).

(2)	Assumes the value of the referenced credit obligations is zero.

(3)	The weighted average years to maturity of the credit default swaps is calculated based on weighted average notional amounts.
Netting Arrangements
Certain of the Company’s derivatives are subject to enforceable master netting arrangements and reported as a net asset or liability in the condensed consolidated balance sheets. The Company nets all derivatives that are subject to such arrangements.
The Company has elected to include all derivatives, except embedded derivatives, in the table below, irrespective of whether they are subject to an enforceable master netting arrangement or a similar agreement. See Note 4 – “Investments” for information regarding the Company’s securities borrowing, lending, repurchase and repurchase/reverse repurchase programs.
The following table provides information relating to the Company’s derivative instruments as of March 31, 2020 and December 31, 2019 (dollars in millions):

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Financial Instruments (1)	Cash Collateral Pledged/ Received	Net Amount
March 31, 2020:
Derivative assets	$307	$(55)	$252	$—	$(247)	$5
Derivative liabilities	179	(55)	124	(127)	(115)	(118)
December 31, 2019:
Derivative assets	$137	$(20)	$117	$—	$(119)	$(2)
Derivative liabilities	73	(20)	53	(92)	(52)	(91)

(1)	Includes initial margin posted to a central clearing partner.
Credit Risk
The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments with a positive fair value. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value at the reporting date plus or minus any collateral posted or held by the Company. The Company had no credit exposure related to its derivative contracts as of March 31, 2020 and December 31, 2019, as the net amount of collateral pledged to the Company from counterparties exceeded the fair value of the derivative contracts.
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
For a discussion of the Company’s valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see Note 6 – “Fair Value of Assets and Liabilities” in the Notes to Consolidated Financial Statements included in the Company’s 2019 Annual Report.

Assets and Liabilities by Hierarchy Level
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 are summarized below (dollars in millions):

March 31, 2020:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
Corporate	$29,494	$—	$27,297	$2,197
Canadian government	4,237	—	4,237	—
RMBS	2,291	—	2,285	6
ABS	2,667	—	2,569	98
CMBS	1,809	—	1,769	40
U.S. government	1,642	1,518	109	15
State and political subdivisions	1,169	—	1,159	10
Other foreign government	5,246	—	5,231	15
Total fixed maturity securities – available-for-sale	48,555	1,518	44,656	2,381
Equity securities	112	56	—	56
Funds withheld at interest – embedded derivatives	(109)	—	—	(109)
Cash equivalents	1,118	1,118	—	—
Short-term investments	85	55	29	1
Other invested assets:
Derivatives	252	—	252	—
FVO contractholder-directed unit-linked investments	235	179	56	—
Other	10	—	10	—
Total other invested assets	497	179	318	—
Total	$50,258	$2,926	$45,003	$2,329
Liabilities:
Interest sensitive contract liabilities – embedded derivatives	$1,042	$—	$—	$1,042
Other liabilities:
Derivatives	124	—	124	—
Total	$1,166	$—	$124	$1,042

December 31, 2019:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
Corporate	$31,393	$—	$29,207	$2,186
Canadian government	4,612	—	3,908	704
RMBS	2,398	—	2,349	49
ABS	2,978	—	2,865	113
CMBS	1,899	—	1,853	46
U.S. government	2,152	2,030	106	16
State and political subdivisions	1,164	—	1,155	9
Other foreign government	4,525	—	4,509	16
Total fixed maturity securities – available-for-sale	51,121	2,030	45,952	3,139
Equity securities	320	243	—	77
Funds withheld at interest – embedded derivatives	121	—	—	121
Cash equivalents	274	274	—	—
Short-term investments	32	4	26	2
Other invested assets:
Derivatives	117	—	117	—
FVO contractholder-directed unit-linked investments	260	207	53	—
Other	—	—	—	—
Total other invested assets	377	207	170	—
Total	$52,245	$2,758	$46,148	$3,339
Liabilities:
Interest-sensitive contract liabilities – embedded derivatives	$930	$—	$—	$930
Other liabilities:
Derivatives	53	—	53	—
Total	$983	$—	$53	$930

Quantitative Information Regarding Internally - Priced Assets and Liabilities
The following table presents quantitative information about significant unobservable inputs used in Level 3 fair value measurements that are developed internally by the Company as of March 31, 2020 and December 31, 2019 (dollars in millions):

	Estimated Fair Value		Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	March 31, 2020	December 31, 2019			March 31, 2020	December 31, 2019
Assets:
Corporate	$1,030	$1,070	Market comparable securities	Liquidity premium	0-2% (1%)	0-2% (1%)
				EBITDA Multiple	5.2x-7.0x (6.3x)	5.2x-7.1x (6.7x)
ABS	92	101	Market comparable securities	Liquidity premium	1-18% (3%)	0-4% (1%)
U.S. government	15	16	Market comparable securities	Liquidity premium	0-1% (1%)	0-1% (1%)
Other foreign government	15	16	Market comparable securities	Liquidity premium	0-1% (1%)	0-1% (1%)
Equity securities	29	32	Market comparable securities	Liquidity premium	4%	4%
				EBITDA Multiple	6.9x-10.6x (8.0x)	6.9x-9.3x (7.8x)
Funds withheld at interest- embedded derivatives	(109)	121	Total return swap	Mortality	0-100% (2%)	0-100% (2%)
				Lapse	0-35% (14%)	0-35% (13%)
				Withdrawal	0-5% (3%)	0-5% (3%)
				CVA	0-5% (1%)	0-5% (1%)
				Crediting rate	2-4% (2%)	2-4% (2%)
Liabilities:
Interest sensitive contract liabilities- embedded derivatives- indexed annuities	751	768	Discounted cash flow	Mortality	0-100% (2%)	0-100% (2%)
				Lapse	0-35% (14%)	0-35% (13%)
				Withdrawal	0-5% (3%)	0-5% (3%)
				Option budget projection	2-4% (2%)	2-4% (2%)
Interest sensitive contract liabilities- embedded derivatives- variable annuities	291	163	Discounted cash flow	Mortality	0-100% (2%)	0-100% (1%)
				Lapse	0-25% (4%)	0-25% (5%)
				Withdrawal	0-7% (6%)	0-7% (5%)
				CVA	0-5% (1%)	0-5% (1%)
				Long-term volatility	0-27% (12%)	0-27% (12%)

Changes in Level 3 Assets and Liabilities
Assets and liabilities transferred into Level 3 are due to a lack of observable market transactions and price information. Transfers out of Level 3 are primarily the result of the Company obtaining observable pricing information or a third party pricing quotation that appropriately reflects the fair value of those assets and liabilities.
For further information on the Company’s valuation processes, see Note 6 – “Fair Value of Assets and Liabilities” in the Notes to Consolidated Financial Statements included in the Company’s 2019 Annual Report.
The reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows (dollars in millions):

For the three months ended March 31, 2020:	Fixed maturity securities - available-for-sale						Funds withheld at interest-embedded derivatives	Other assets and liabilities, net - longevity and mortality swaps	Interest-sensitive contract liabilities embedded derivatives
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Equity securities	Short-term investments
Fair value, beginning of period	$2,186	$720	$208	$25	$77	$2	$121	$—	$(930)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	1	—	—	—	—	—	—	—	—
Investment related gains (losses), net	(11)	—	—	—	(7)	—	(230)	—	(128)
Interest credited	—	—	—	—	—	—	—	—	6
Included in other comprehensive income	(115)	(1)	(27)	1	—	—	—	—	—
Other revenues	—	—	—	—	—	—	—	—	—
Purchases(1)	231	—	9	—	—	—	—	—	(11)
Sales(1)	(44)	—	(1)	—	—	—	—	—	—
Settlements(1)	(52)	—	(13)	(1)	—	—	—	—	21
Transfers into Level 3	1	—	21	—	—	—	—	—	—
Transfers out of Level 3	—	(704)	(53)	—	(14)	(1)	—	—	—
Fair value, end of period	$2,197	$15	$144	$25	$56	$1	$(109)	$—	$(1,042)
Unrealized gains and losses recorded for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$—	$—	$—	$—	$—	$—	$—	$—	$—
Investment related gains (losses), net	(11)	—	—	—	(7)	—	(230)	—	(131)
Claims and other policy benefits	—	—	—	—	—	—	—	—	(15)
Included in other comprehensive income	(140)	(1)	(27)	1	—	—	—	—	—

For the three months ended March 31, 2019:	Fixed maturity securities - available-for-sale						Funds withheld at interest-embedded derivatives	Other assets and liabilities, net - longevity and mortality swaps	Interest-sensitive contract liabilities embedded derivatives
	Corporate	Foreign govt	Structured securities	U.S. and local govt	Equity securities	Short-term investments
Fair value, beginning of period	$1,331	$533	$103	$28	$33	$2	$110	$47	$(945)
Total gains/losses (realized/unrealized)
Included in earnings, net:
Investment income, net of related expenses	—	4	—	—	—	—	—	—	—
Investment related gains (losses), net	—	—	—	—	4	—	(2)	—	18
Interest credited	—	—	—	—	—	—	—	—	3
Included in other comprehensive income	19	76	1	—	—	—	—	(1)	—
Other revenues	—	—	—	—	—	—	—	3	—
Purchases(1)	215	—	31	—	3	27	—	—	2
Sales(1)	(11)	—	—	—	—	—	—	—	—
Settlements(1)	(23)	—	(15)	(1)	—	—	—	—	18
Transfers into Level 3	—	—	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—	—	—
Fair value, end of period	$1,531	$613	$120	$27	$40	$29	$108	$49	$(904)
Unrealized gains and losses recorded in earnings for the period relating to those Level 3 assets and liabilities that were still held at the end of the period
Included in earnings, net:
Investment income, net of related expenses	$—	$4	$—	$—	$—	$—	$—	$—	$—
Investment related gains (losses), net	—	—	—	—	4	—	(2)	—	17
Other revenues	—	—	—	—	—	—	—	3	—
Interest credited	—	—	—	—	—	—	—	—	(15)

(1)
The amount reported within purchases, sales and settlements is the purchase price (for purchases) and the sales/settlement proceeds (for sales and settlements) based upon the actual date purchased or sold/settled. Items purchased and sold/settled in the same period are excluded from the rollforward. The Company had no issuances during the period.

Nonrecurring Fair Value Measurements
During the three months ended March 31, 2020 and December 31, 2019, adjustments to the Company’s assets measured at an estimated fair value on a nonrecurring basis that are still held at the reporting date were immaterial.
Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments, which were not measured at fair value on a recurring basis, as of March 31, 2020 and December 31, 2019 (dollars in millions). For additional information regarding the methods and significant assumptions used by the Company to estimate these fair values, see Note 6 – “Fair Value of Assets and Liabilities” in the Notes to Consolidated Financial Statements included in the Company’s 2019 Annual Report. This table excludes any payables or receivables for collateral under repurchase agreements and other transactions. The estimated fair value of the excluded amount approximates carrying value as they equal the amount of cash collateral received/paid.

March 31, 2020:	Carrying Value (1)	Estimated Fair Value	Fair Value Measurement Using:
			Level 1	Level 2	Level 3	NAV
Assets:
Mortgage loans on real estate	$6,014	$6,123	$—	$—	$6,123	$—
Policy loans	1,314	1,314	—	1,314	—	—
Funds withheld at interest	5,345	5,603	—	—	5,603	—
Cash and cash equivalents	1,702	1,702	1,702	—	—	—
Short-term investments	32	32	32	—	—	—
Other invested assets	1,282	1,363	5	91	837	430
Accrued investment income	510	510	—	510	—	—
Liabilities:
Interest-sensitive contract liabilities	$19,634	$20,503	$—	$20,503	$—	$—
Long-term debt	2,981	2,932	—	2,932	—	—
Collateral finance and securitization notes	569	524	—	524	—	—

December 31, 2019:
Assets:
Mortgage loans on real estate	$5,706	$5,935	$—	$—	$5,935	$—
Policy loans	1,319	1,319	—	1,319	—	—
Funds withheld at interest	5,526	5,870	—	—	5,870	—
Cash and cash equivalents	1,175	1,175	1,175	—	—	—
Short-term investments	32	32	32	—	—	—
Other invested assets	1,259	1,278	5	68	803	402
Accrued investment income	493	493	—	493	—	—
Liabilities:
Interest-sensitive contract liabilities	$19,163	$21,542	$—	$—	$21,542	$—
Long-term debt	2,981	3,179	—	—	3,179	—
Collateral finance and securitization notes	598	551	—	—	551	—

(1)
Carrying values presented herein may differ from those in the Company’s condensed consolidated balance sheets because certain items within the respective financial statement captions may be measured at fair value on a recurring basis.

7.	Segment Information
The accounting policies of the segments are the same as those described in the Significant Accounting Policies and Pronouncements in Note 2 of the consolidated financial statements accompanying the 2019 Annual Report. The Company measures segment performance primarily based on profit or loss from operations before income taxes. There are no intersegment reinsurance transactions and the Company does not have any material long-lived assets.
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

The Company has geographic-based and business-based operational segments. Geographic-based operations are further segmented into traditional and financial solutions businesses. Information related to revenues, income (loss) before income taxes and total assets of the Company for each reportable segment are summarized below (dollars in millions):

	Three months ended March 31,
Revenues:	2020	2019
U.S. and Latin America:
Traditional	$1,533	$1,541
Financial Solutions	139	254
Total	1,672	1,795
Canada:
Traditional	296	312
Financial Solutions	24	24
Total	320	336
Europe, Middle East and Africa:
Traditional	407	384
Financial Solutions	78	109
Total	485	493
Asia Pacific:
Traditional	667	673
Financial Solutions	68	55
Total	735	728
Corporate and Other	(8)	68
Total	$3,204	$3,420

	Three months ended March 31,
Income (loss) before income taxes:	2020	2019
U.S. and Latin America:
Traditional	$(62)	$12
Financial Solutions	(15)	83
Total	(77)	95
Canada:
Traditional	23	51
Financial Solutions	3	1
Total	26	52
Europe, Middle East and Africa:
Traditional	17	16
Financial Solutions	30	38
Total	47	54
Asia Pacific:
Traditional	24	37
Financial Solutions	(25)	6
Total	(1)	43
Corporate and Other	(91)	(27)
Total	$(96)	$217

Assets:	March 31, 2020	December 31, 2019
U.S. and Latin America:
Traditional	$19,418	$19,353
Financial Solutions	21,268	25,117
Total	40,686	44,470
Canada:
Traditional	4,366	4,361
Financial Solutions	44	64
Total	4,410	4,425
Europe, Middle East and Africa:
Traditional	3,924	4,032
Financial Solutions	6,051	6,502
Total	9,975	10,534
Asia Pacific:
Traditional	7,118	6,800
Financial Solutions	3,471	2,557
Total	10,589	9,357
Corporate and Other	9,994	7,945
Total	$75,654	$76,731

8.	Commitments, Contingencies and Guarantees
Commitments
Funding of Investments
The Company’s commitments to fund investments as of March 31, 2020 and December 31, 2019 are presented in the following table (dollars in millions):

	March 31, 2020	December 31, 2019
Limited partnership interests and joint ventures	$693	$685
Commercial mortgage loans	62	243
Bank loans and private placements	106	181
Lifetime mortgages	47	87

The Company anticipates that the majority of its current commitments will be invested over the next five years; however, these commitments could become due any time at the request of the counterparties. Bank loans and private placements are included in fixed maturity securities available-for-sale.
The Company has a liability for expected credit losses, included in other liabilities on the Company’s condensed consolidated balance sheets, associated with unfunded commitments of approximately $1 million as of March 31, 2020.
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
Guarantees
Statutory Reserve Support
RGA, through wholly-owned subsidiaries, has committed to provide statutory reserve support to third parties, in exchange for a fee, by funding loans if certain defined events occur. Such statutory reserves are required under the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX for term life insurance policies and Regulation A-XXX for universal life secondary guarantees). In addition, RGA has also committed to provide capital support to a third-party, in exchange for a fee, by agreeing to assume real estate leases in the event of a severe and prolonged decline in the commercial lease market. Upon assumption of a lease, RGA would recognize a right to use asset and lease obligation. As of March 31, 2020, the Company does not believe that it will be required to provide any funding under these commitments as the occurrence of the defined events is considered remote. The following table presents the maximum potential obligation for these commitments as of March 31, 2020 (dollars in millions):

Commitment Period	Maximum Potential Obligation
2035	$2,607
2036	3,408
2037	5,750
2038	2,300
2039	5,750

Other Guarantees
RGA has issued guarantees to third parties on behalf of its subsidiaries for the payment of amounts due under certain securities borrowing and repurchase arrangements, financing arrangements and office lease obligations, whereby, if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. Additionally, in limited circumstances, treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA’s subsidiary is relatively new, unrated, or not of a significant size, relative to the ceding company. Liabilities supported by the treaty guarantees, before consideration of any legally offsetting amounts due from the guaranteed party are reflected on the Company’s condensed consolidated balance sheets in future policy benefits. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to securities borrowing and repurchase arrangements provide additional security to third parties should a subsidiary fail to provide securities when due. RGA’s guarantees issued as of March 31, 2020 and December 31, 2019, are reflected in the following table (dollars in millions):

	March 31, 2020	December 31, 2019
Treaty guarantees	$1,684	$1,821
Treaty guarantees, net of assets in trust	812	891
Securities borrowing and repurchase arrangements	267	275
Financing arrangements	35	42

9.	Income Tax
The provision for income tax differed from the amounts computed by applying the U.S. federal income tax statutory rate of 21% to pre-tax income as a result of the following for the three months ended March 31, 2020 and 2019, respectively (dollars in millions):

	Three months ended March 31,
	2020	2019
Tax provision at U.S. statutory rate	$(20)	$45
Increase (decrease) in income taxes resulting from:
Tax rate differences on income in other jurisdictions	4	1
Differences in tax bases in foreign jurisdictions	3	(15)
Deferred tax valuation allowance	(4)	19
Amounts related to uncertain tax positions	6	1
Corporate rate changes	—	(2)
Equity compensation excess benefit	(1)	(2)
Non-Deductible Expenses	4	—
Total provision for income taxes	$(8)	$47
Effective tax rate	8.9%	21.7%

The effective tax rate on the pre-tax loss for the three months ended March 31, 2020, was lower than the U.S. Statutory rate of 21% primarily as a result of income earned in jurisdictions with tax rates higher than the U.S. and tax expense related to uncertain tax positions, which was partially offset by valuation allowance releases in various jurisdictions. The effective tax rate for the three months ended March 31, 2019, was higher than the U.S. Statutory tax rate of 21% primarily as a result of income in non-U.S. jurisdictions with tax rates greater than the U.S. and losses in foreign jurisdictions for which the company established a valuation allowance, which was partially offset with tax benefits related to bases differences in non-U.S. jurisdictions.

10.    Employee Benefit Plans
The components of net periodic benefit cost, included in other operating expenses on the Company’s condensed consolidated statements of income, for the three months ended March 31, 2020 and 2019 were as follows (dollars in millions):

	Pension Benefits		Other Benefits
	Three months ended March 31,		Three months ended March 31,
	2020	2019	2020	2019
Service cost	$3	$3	$—	$1
Interest cost	2	1	1	—
Expected return on plan assets	(2)	(2)	—	—
Amortization of prior service cost (credit)	—	—	—	—
Amortization of prior actuarial losses	1	1	—	1
Net periodic benefit cost	$4	$3	$1	$2

11.	Reinsurance
Retrocession reinsurance treaties do not relieve the Company from its obligations to direct writing companies. Failure of retrocessionaires to honor their obligations could result in losses to the Company. Consequently, allowances would be established for amounts deemed uncollectible. At March 31, 2020 and December 31, 2019, no allowances were deemed necessary. The Company regularly evaluates the financial condition of the insurance companies from which it assumes and to which it cedes reinsurance.
Retrocessions are arranged through the Company’s retrocession pools for amounts in excess of the Company’s retention limit. As of March 31, 2020, all rated retrocession pool participants followed by the A.M. Best Company were rated “A- (excellent)” or better. The Company verifies retrocession pool participants’ ratings on a quarterly basis. For a majority of the retrocessionaires that were not rated, security in the form of letters of credit or trust assets has been posted. In addition, the Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance.
The following table presents information for the Company’s reinsurance ceded receivable assets, including the respective amount and A.M. Best rating for each reinsurer representing in excess of five percent of the total as of March 31, 2020 or December 31, 2019 (dollars in millions):

		March 31, 2020		December 31, 2019
Reinsurer	A.M. Best Rating	Amount	% of Total	Amount	% of Total
Reinsurer A	A+	$383	43.1%	$367	40.6%
Reinsurer B	A+	193	21.7	208	23.0
Reinsurer C	A	65	7.3	84	9.3
Reinsurer D	A++	49	5.5	53	5.9
Reinsurer E	A+	42	4.7	43	4.8
Other reinsurers		157	17.7	149	16.4
Total		$889	100.0%	$904	100.0%

Included in the total reinsurance ceded receivables balance were $223 million and $223 million of claims recoverable, of which $13 million and $15 million were in excess of 90 days past due, as of March 31, 2020 and December 31, 2019, respectively.

12.	Policy Claims and Benefits
Rollforward of Claims and Claim Adjustment Expenses
The liability for unpaid claims is reported in future policy benefits and other policy claims and benefits on the Company’s condensed consolidated balance sheets. Activity associated with unpaid claims is summarized below (dollars in millions):

	Three months ended March 31,
	2020	2019
Balance at beginning of year	$6,786	$6,585
Less: reinsurance recoverable	(564)	(433)
Net balance at beginning of year	6,222	6,152
Incurred:
Current year	2,838	2,808
Prior years	11	31
Total incurred	2,849	2,839
Payments:
Current year	(131)	(187)
Prior years	(2,342)	(2,387)
Total payments	(2,473)	(2,574)
Other changes:
Interest accretion	9	7
Foreign exchange adjustments	(283)	10
Total other changes	(274)	17

Net balance at end of period	6,324	6,434
Plus: reinsurance recoverable	580	500
Balance at end of period	$6,904	$6,934

Incurred claims associated with prior periods are primarily due to events, related to long-duration business, which were incurred in prior periods but were reported in the current period, and to a lesser extent, the development of short-duration business claims for prior years being different than were anticipated when the liabilities for unpaid claims were originally estimated.  These trends have been considered in establishing the current year liability for unpaid claims.

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

Description	Date of Adoption	Effect on the Consolidated Financial Statements
Standards adopted:
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
January 1, 2019

This guidance was adopted by applying the optional transition method. The adoption of the standard did not have a material impact on the Company’s results of operations or financial position. The adoption of the updated guidance resulted in the Company recognizing a right-to-use asset and lease liability of $55 million included in other assets and other liabilities, respectively, in the condensed consolidated balance sheets.

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

January 1, 2020

For asset classes within the scope of the CECL model, this guidance was adopted through a cumulative-effect adjustment to retained earnings (that is, a modified-retrospective approach). For available-for-sale debt securities, this guidance was applied prospectively. The allowance for credit losses increased when this guidance was adopted to include expected losses over the lifetime of commercial mortgages and other loans, including reasonable and supportable forecasts and expected changes in future economic conditions. The overall impact was an approximate $15 million increase in the allowance for credit losses. This increase was reflected as a decrease to opening retained earnings, net of income taxes, as of January 1, 2020. See Note 1 – “Business and Basis of Presentation” for more information.

Fair Value Measurement
This guidance is part of the FASB’s disclosure framework project and eliminates certain disclosure requirements for fair value measurement, requires entities to disclose new information and modifies existing disclosure requirements. Early adoption is permitted.
January 1, 2020

Certain disclosure changes in the new guidance were applied prospectively in the year of adoption. The remaining changes in the new guidance were applied retrospectively to all periods presented in the year of adoption.

As of December 31, 2019, the Company early adopted the guidance that removed the requirements relating to transfers between fair value hierarchy levels and certain disclosures about valuation processes for Level 3 fair value measurements. The Company adopted the remainder of the guidance on January 1, 2020. The adoption of the new guidance was not material to the Company’s financial position.

Reference Rate Reform
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

This new guidance eases the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. The ASU provides optional expedients and exceptions for applying GAAP modification to contracts and hedge accounting relationships affected by reference rate reform on financial reporting. Under the new guidance, a change in the reference rate for a contract that meets certain criteria will be accounted for as a continuation of that contract rather than the creation of a new contract. The new guidance applies to debt, insurance contracts, leases, derivative contracts and other arrangements.
January 1, 2020

This guidance does not have any accounting consequences. The Company has put together a team that is currently assessing the effects of the discontinuation of LIBOR on existing contracts that extend beyond 2021, by analyzing contractual fallback provisions, evaluating alternative rate ramifications, and assessing the effects on current hedging strategies.

Description	Anticipated Date of Adoption	Effect on the Consolidated Financial Statements
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
The effects of the COVID-19 pandemic and the response thereto on economic conditions, the financial markets and insurance risks, and the resulting effects on the Company’s financial results, liquidity, capital resources, financial metrics, investment portfolio and stock price, could cause actual results and events to differ materially from those expressed or implied by forward-looking statements. Additionally, numerous other important factors (whether related to, resulting from or exacerbated by the COVID-19 pandemic or otherwise) could also cause results and events to differ materially from those expressed or implied by forward-looking statements, including, without limitation: (1) adverse changes in mortality, morbidity, lapsation or claims experience, (2) inadequate risk analysis and underwriting, (3) adverse capital and credit market conditions and their impact on the Company’s liquidity, access to capital and cost of capital, (4) changes in the Company’s financial strength and credit ratings and the effect of such changes on the Company’s future results of operations and financial condition, (5) the availability and cost of collateral necessary for regulatory reserves and capital, (6) requirements to post collateral or make payments due to declines in market value of assets subject to the Company’s collateral arrangements, (7) action by regulators who have authority over the Company’s reinsurance operations in the jurisdictions in which it operates, (8) the effect of the Company parent’s status as an insurance holding company and regulatory restrictions on its ability to pay principal of and interest on its debt obligations, (9) general economic conditions or a prolonged economic downturn affecting the demand for insurance and reinsurance in the Company’s current and planned markets, (10) the impairment of other financial institutions and its effect on the Company’s business, (11) fluctuations in U.S. or foreign currency exchange rates, interest rates, or securities and real estate markets, (12) market or economic conditions that adversely affect the value of the Company’s investment securities or result in the impairment of all or a portion of the value of certain of the Company’s investment securities, that in turn could affect regulatory capital, (13) market or economic conditions that adversely affect the Company’s ability to make timely sales of investment securities, (14) risks inherent in the Company’s risk management and investment strategy, including changes in investment portfolio yields due to interest rate or credit quality changes, (15) the fact that the determination of allowances and impairments taken on the Company’s investments is highly subjective, (16) the stability of and actions by governments and economies in the markets in which the Company operates, including ongoing uncertainties regarding the amount of U.S. sovereign debt and the credit ratings thereof, (17) the Company’s dependence on third parties, including those insurance companies and reinsurers to which the Company cedes some reinsurance, third-party investment managers and others, (18) financial performance of the Company’s clients, (19) the threat of natural disasters, catastrophes, terrorist attacks, epidemics or pandemics anywhere in the world where the Company or its clients do business, (20) competitive factors and competitors’ responses to the Company’s initiatives, (21) development and introduction of new products and distribution opportunities, (22) execution of the Company’s entry into new markets, (23) integration of acquired blocks of business and entities, (24) interruption or failure of the Company’s telecommunication, information technology or other operational systems, or the Company’s failure to maintain adequate security to protect the confidentiality or privacy of personal or sensitive data stored on such systems, (25) adverse litigation or arbitration results, (26) the adequacy of reserves, resources and accurate information relating to settlements, awards and terminated and discontinued lines of business, (27) changes in laws, regulations, and accounting standards applicable to the Company or its business, (28) the effects of the Tax Cuts and Jobs Act of 2017 may be different than expected and (29) other risks and uncertainties described in this document and in the Company’s other filings with the Securities and Exchange Commission (“SEC”).
Forward-looking statements should be evaluated together with the many risks and uncertainties that affect the Company’s business, including those mentioned in this document and described in the periodic reports the Company files with the SEC. These forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update these forward-looking statements, even though the Company’s situation may change in the future. For a discussion of these risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements, you are advised to see Item 1A – “Risk Factors” in the 2019 Annual Report, as may be supplemented by Item 1A- “Risk Factors” in the Company’s subsequent Quarterly Reports on Form 10-Q.
Overview
The Company is among the leading global providers of life reinsurance and financial solutions, with $3.4 trillion of life reinsurance in force and assets of $75.7 billion as of March 31, 2020. Traditional reinsurance includes individual and group life and health, disability, and critical illness reinsurance. Financial solutions includes longevity reinsurance, asset-intensive reinsurance, capital solutions, including financial reinsurance and stable value products. The Company derives revenues primarily from renewal premiums from existing reinsurance treaties, new business premiums from existing or new reinsurance treaties, fee income from financial solutions business and income earned on invested assets.
Historically, the Company’s primary business has been traditional life reinsurance, which involves reinsuring life insurance policies that are often in force for the remaining lifetime of the underlying individuals insured, with premiums earned typically over a period of 10 to 30 years. To a lesser extent, the Company also reinsures health business typically reinsured for one to three years. Each year, however, a portion of the business under existing treaties terminates due to, among other things, lapses or voluntary surrenders of underlying policies, deaths of insureds, and the exercise of recapture options by ceding companies. The Company has expanded its financial solutions business, including significant asset-intensive and longevity risk transactions, which allow its clients to take advantage of growth opportunities and manage their capital, longevity and investment risk.
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
The COVID-19 Pandemic
The global impact of the novel coronavirus (“COVID-19”) continues to develop and was declared a pandemic on March 11, 2020, by the World Health Organization based on the rapid global spread of the disease, the severity of illnesses it causes, and its effects on society. The extent to which the Company’s future results are affected by COVID-19 will largely depend on, among other factors, new information which may emerge concerning its severity, spread and the actions undertaken to contain or treat its symptoms.
The Company’s primary priority is the safety and well-being of its employees and clients, as such it activated business continuity plans and has taken actions to implement policies that will help protect both employees and clients. These include working from home, restricting travel, conducting meetings remotely, and reinforcing the importance of good hygiene and social distancing. The Company’s local offices are also adhering to local government mandates and guidelines.
The Company has not currently experienced any significant disruptions to its operations, despite most of its workforce working from home. Expenses incurred to implement its business continuity plans, including work from home arrangements are not material and have been more than offset by reduced travel expenses during the quarter ended March 31, 2020. However, in addition to the negative financial impact from future claims and investment performance discussed below, COVID-19 may create operational risks and related impacts on new business. These impacts may include potential client delays in reporting claims and paying premiums, reduction in new business volumes from slower sales and long-term impacts to the Company’s work force productivity due to travel restrictions, temporary office closures and increased remote working situations. While operational risks, including privacy and cybersecurity risks, are heightened during remote working situations the Company continues to monitor its programs, processes and procedures designed to manage these risks and has increased awareness communication regarding them. The Company is heavily reliant on timely reporting from its clients and other third parties. The Company cannot reliably predict the future impact on its operations given the many variables and uncertainty of the situation. In addition, while the Company may see a slowdown from new business temporarily due to clients’ ability to write new business in this environment, much of the Company’s premiums and other revenues are contractually recurring for many years to come.
The Company is primarily a life and health reinsurer, as such an infectious pandemic will negatively impact the profitability of the Company’s life and health business due to increased claims. For the quarter ended March 31, 2020, based on client reporting, the Company has not received a material amount of life and health claims specifically identified as COVID-19 related. However, as is normally the case a more in depth review of claims will occur and clients will provide additional information regarding cause of death in subsequent months. In some cases, cause of death may not specifically be identified as COVID-19 related even though such may be the case. The Company did experience a higher incidence of older age death claims in the U.S. during the quarter. Additional analysis and information from clients may reveal a more significant impact from COVID-19 on current quarter results. Given the many variables and uncertainties the Company is unable to reliably predict the ultimate claims it will experience as a result of the pandemic. Those variables and uncertainties include age, gender, comorbidities, other insured versus general population characteristics, geography-specific institutional and individual mitigating actions, medical capacity, and other factors. To date, general population COVID-19 deaths have been heavily concentrated in individuals aged 70 and older and with pre-existing comorbidities. However, the Company’s insured population has lower exposure to older ages than the general population and covers a generally healthier population due to underwriting and socioeconomic factors of those purchasing insurance. The Company’s longevity business acts as a modest offset to excess life reinsurance claims.
RGA’s operating subsidiaries are well capitalized, with capital specifically held to manage through a pandemic event. The Company continues to monitor its solvency position under multiple capital regimes on a regular basis while considering both its developing experience and macro conditions. In addition, the Company utilizes its internal capital model to assess its ability to meet its long-term obligations under a range of stress scenarios on a consolidated basis. This internal capital model is also used as the capital basis for RGA’s consolidated Own Risk and Solvency Assessment. As of December 31, 2019, RGA’s internal capital model showed the consolidated capital position to be very strong.
The global financial markets, which are in a state of uncertainty due to COVID-19 and other factors such as changes in interest rates, increased market volatility and a continued slowdown in U.S. and global economic conditions may also adversely affect the Company’s financial performance and liquidity. All investments held by the Company, directly or in a funds withheld at interest reinsurance arrangement, are monitored for conformance with the Company’s stated investment policy limits as well as any limits prescribed by the applicable jurisdiction’s insurance laws and regulations. The current market environment may result in certain investments being downgraded which can affect conformance with these limits. For the quarter ended March 31, 2020, the Company incurred impairments related to its investment portfolio of $34 million and increased its valuation allowance on mortgage loans by $13 million. The Company expects to incur a higher-than-normal level of investment impairments during the remainder of 2020, however it is unable to predict the amount of such impairments. The level of such impairments will depend on broad economic conditions and the pace at which global economies recover from the effects of COVID-19. In addition, the Company may experience a short-term decrease in cash flows from its commercial mortgage loan portfolio as it assists borrowers that are affected by the current economic environment. See “Investments” for more information.
The Company’s primary insurance subsidiaries’ financial strength ratings are strong, with all having an S&P rating of AA-, and some of those also have a Moody’s rating of A1, and an A.M. Best rating of A+. In addition, even though the Companies’ various capital ratios and solvency measures may be somewhat weakened due to the COVID-19 pandemic and the economic environment, RGA believes its various subsidiaries would remain financially solvent under such a pandemic scenario. Reinsurance treaties, whether facultative or automatic, generally provide recapture provisions. Most U.S. based reinsurance treaties include a recapture right for ceding companies, generally after 10 years. Outside of the U.S., treaties primarily include a mutually agreed-upon recapture provision. Recapture rights permit the ceding company to reassume all or a portion of the risk formerly ceded to the reinsurer. In some situations, the Company has the right to place assets in trust for the benefit of the ceding company in lieu of recapture. Additionally, certain treaties may grant recapture rights to ceding companies in the event of a significant decrease in RGA Reinsurance’s NAIC risk based capital ratio or financial strength rating. The RBC ratio trigger varies by treaty, with the majority between 125% and 225% of the NAIC’s company action level. Financial strength rating triggers vary by reinsurance treaty with the majority of the triggers reached if the Company’s financial strength rating falls five notches from its current rating of “AA-” to the “BBB” level on the S&P scale. Similar solvency and ratings based on recapture rights exist on treaties with other operating companies. Recapture of business previously ceded does not affect premiums ceded prior to the recapture of such business, but would reduce premiums and insurance liabilities in subsequent periods. Upon recapture, the Company would reflect a net gain or loss on the settlement of the assets and liabilities associated with the reinsurance treaty. In some cases, the ceding company is required to pay the Company a recapture fee.
The Company’s liquidity is monitored and managed on a daily basis to ensure all current and future liquidity demands can be met, and that it maintains access to liquidity resources to meet even extreme tail risk liquidity needs. In addition, RGA maintains a number of arm’s length arrangements for mobilizing liquidity throughout the group. Like many companies, the RGA Group is further enhancing liquidity in the current environment by holding more cash received in the course of its normal operating and investing activities.
Key liquidity resources available to the group include:

•	Holdings of cash and cash equivalents of $2.8 billion as of March 31, 2020,

•	Cash flows from investments, which is approximately $2 billion per year,

•	Access to $850 million of cash through the Company’s committed syndicated credit facility, and

•	Access to over $500 million of cash through the membership in the Federal Home Loan Bank of Des Moines.
Additional sources of liquidity for the operating subsidiaries include near-term reinsurance cash flows, sales of invested assets, and potentially other forms of borrowing.
Globally, regulators are closely monitoring the COVID-19 pandemic and its possible impact on the insurance industry. Various regulators and other authorities have been requiring regulated entities to review their business continuity plans and to address potential pandemic risk in their contingency plans. In addition, some regulators have adopted or are considering adopting measures to provide temporary relief in respect to certain regulatory requirements and also to policyholders. These regulatory initiatives have accompanied a range of measures by governments and central banks, such as interest rate cuts and other measures, in a number of jurisdictions to support and stimulate the economy. The Company expects that regulators and other authorities will continue monitoring the spread of COVID-19 closely over the next few months and they are expected to adapt their guidance and additional requirements as the situation develops.
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
Valuation of investments and impairments to specific investments;
Valuation of embedded derivatives; and
Income taxes.
A discussion of each of the critical accounting policies may be found in the Company’s 2019 Annual Report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”
Consolidated Results of Operations
The following table summarizes net income for the periods presented.

	Three months ended March 31,
	2020	2019
Revenues:	(Dollars in millions, except per share data)
Net premiums	$2,819	$2,738
Investment income, net of related expenses	594	580
Investment related gains (losses), net:
Impairments and change in allowance for credit losses on fixed maturity securities	(34)	(9)
Other investment related gains (losses), net	(251)	17
Total investment related gains (losses), net	(285)	8
Other revenues	76	94
Total revenues	3,204	3,420
Benefits and Expenses:
Claims and other policy benefits	2,664	2,508
Interest credited	146	133
Policy acquisition costs and other insurance expenses	248	312
Other operating expenses	195	202
Interest expense	41	40
Collateral finance and securitization expense	6	8
Total benefits and expenses	3,300	3,203
Income (loss) before income taxes	(96)	217
Provision for income taxes	(8)	47
Net income (loss)	$(88)	$170
Earnings per share:
Basic earnings per share	$(1.41)	$2.70
Diluted earnings per share	$(1.41)	$2.65

As a result of the net loss for the three months ended March 31, 2020, the Company is required to use basic weighted average common shares outstanding of 62 million in the calculation of diluted loss per share, since the inclusion of shares for outstanding stock options of 1 million would have been anti-dilutive to the loss per share calculations. In the absence of the losses, weighted average common shares outstanding and dilutive potential common shares would have totaled 63 million.

Consolidated income (loss) before income taxes decreased $313 million for the three months ended March 31, 2020, as compared to the same period in 2019. The decrease in income for the first three months of 2020 was primarily due to unfavorable mortality experience in the U.S. and Latin America segment, elevated morbidity claims in the Asia Pacific segment, and investment related losses resulting from changes in the fair value of embedded derivatives on modified coinsurance (“modco”) or funds withheld treaties within the U.S. and Latin America segment due to changes in interest rates and credit spreads primarily attributable to the recent disruption in the global financial markets caused by COVID-19. The effect of the change in fair value of these embedded derivatives on income is discussed below. Foreign currency fluctuations resulted in an increase in income before income taxes of $4 million for the first three months of 2020, as compared to the same period in 2019.
Net premiums increased $81 million, or 3.0%, for the three months ended March 31, 2020, as compared to the same period in 2019 due to new business production. Foreign currency fluctuations reduced net premiums by $33 million for the first three months of 2020, as compared to the same period in 2019. The Company added new business production, measured by face amount of insurance in force, of $94.8 billion and $79.3 billion during the first three months of 2020 and 2019, respectively. However, consolidated assumed life insurance in force decreased to $3,412.4 billion as of March 31, 2020, from $3,480.2 billion as of December 31, 2019, due to unfavorable foreign currency exchange fluctuations of $113 billion.
Investment income, net of related expenses, increased $14 million, or 2.4%, for the three months ended March 31, 2020, as compared to the same period in 2019. The increase is largely attributable to an increase in the average asset base partially offset by a lower investment yield and a decrease in the fair value attributed to the Company’s funds withheld at interest investment associated with the reinsurance of certain equity-indexed annuity treaties (“EIAs”), decreased investment income by $12 million in the first three months of 2020, as compared to the same period in 2019. The effect on investment income of the EIA's fair value changes is substantially offset by a corresponding change in interest credited to policyholder account balances resulting in an insignificant effect on net income.
Average invested assets at amortized cost, excluding spread related business, for the three months ended March 31, 2020, totaled $29.7 billion, a 5.7% increase over March 31, 2019. The average yield earned on investments, excluding spread related business, was 4.08% and 4.49% for the three months ended March 31, 2020 and 2019, respectively. The average yield will vary from quarter to quarter and year to year depending on a number of variables, including the prevailing interest rate and credit spread environment, prepayment fees and make-whole premiums, changes in the mix of the underlying investments and cash balances, and the timing of dividends and distributions on certain investments. A continued low interest rate environment is expected to put downward pressure on this yield in future reporting periods.
Investment related gains (losses), net decreased by $293 million for the three months ended March 31, 2020, as compared to the same period in 2019. The decrease in investment related gains (losses) is primarily due to unfavorable changes in the fair value of embedded derivatives on modco or funds withheld treaties in the current period compared to 2019 reflecting the impact of changes in interest rates and credit spreads on the calculation of fair value, which fluctuated significantly in March as a result of the economic uncertainty caused by the COVID-19 pandemic. Changes in the fair value associated with these embedded derivatives reduced investment related gains (losses) by $229 million for the first three months of 2020 compared to a decrease of $2 million in the first three months of 2019. The Company also increased its allowance for credit losses on fixed maturity securities and mortgage loans by approximately $46 million in the first three months of 2020, primarily attributable to the economic uncertainty caused by COVID-19. See the Investment section within Management Discussion and Analysis, Note 4 – “Investments” and Note 5 – “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for additional information on the impairment losses and derivatives.
The effective tax rate on a consolidated basis was 8.9% and 21.7% for the first quarter of 2020 and 2019, respectively. The decrease to the effective tax rate on the pre-tax loss was primarily the result of income earned in jurisdictions with tax rates higher than the U.S. and tax expense related to uncertain tax positions, which was partially offset by valuation allowance releases in various jurisdictions. See Note 9 – “Income Tax” in the Notes to Condensed Consolidated Financial Statements for additional information on the Company’s consolidated effective tax rate.

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

	Three months ended March 31,
	2020	2019
Modco/Funds withheld:
Unrealized gains (losses)	$(230)	$(2)
Deferred acquisition costs/retrocession	113	(3)
Net effect	(117)	(5)
EIAs:
Unrealized gains (losses)	(12)	(2)
Deferred acquisition costs/retrocession	8	1
Net effect	(4)	(1)
Guaranteed minimum benefit riders:
Unrealized gains (losses)	(128)	18
Related freestanding derivatives, net of deferred acquisition costs costs/retrocession	164	(19)
Net effect	36	(1)
Total net effect after freestanding derivatives	$(85)	$(7)

Results of Operations by Segment

U.S. and Latin America Operations
The U.S. and Latin America operations include business generated by its offices in the U.S., Mexico and Brazil. The offices in Mexico and Brazil provide services to clients in other Latin American countries. U.S. and Latin America operations consist of two major segments: Traditional and Financial Solutions. The Traditional segment primarily specializes in the reinsurance of individual mortality risk, health and long-term care and to a lesser extent, group reinsurance. The Financial Solutions segment consists of Asset-Intensive and Capital Solutions. Asset-Intensive includes coinsurance of annuities and corporate-owned life insurance policies and to a lesser extent fee-based synthetic guaranteed investment contracts, which include investment-only, stable value contracts. Capital Solutions primarily involves assisting ceding companies in meeting applicable regulatory requirements by enhancing the ceding companies’ financial strength and regulatory surplus position through relatively low risk reinsurance transactions. Typically these transactions do not qualify as reinsurance under GAAP, due to their low-risk nature, as such only the related net fees are reflected in other revenues on the condensed consolidated statements of income.

For the three months ended March 31, 2020:		Financial Solutions
(dollars in millions)		Asset-Intensive	Capital Solutions	Total U.S. and Latin America
	Traditional
Revenues:
Net premiums	$1,373	$12	$—	$1,385
Investment income, net of related expenses	161	233	1	395
Investment related gains (losses), net	(7)	(160)	—	(167)
Other revenues	6	28	25	59
Total revenues	1,533	113	26	1,672
Benefits and expenses:
Claims and other policy benefits	1,367	53	—	1,420
Interest credited	19	129	—	148
Policy acquisition costs and other insurance expenses	175	(38)	—	137
Other operating expenses	34	7	3	44
Total benefits and expenses	1,595	151	3	1,749
Income (loss) before income taxes	$(62)	$(38)	$23	$(77)

For the three months ended March 31, 2019:		Financial Solutions
(dollars in millions)		Asset-Intensive	Capital Solutions	Total U.S. and Latin America
	Traditional
Revenues:
Net premiums	$1,357	$7	$—	$1,364
Investment income, net of related expenses	186	197	1	384
Investment related gains (losses), net	(6)	1	—	(5)
Other revenues	4	23	25	52
Total revenues	1,541	228	26	1,795
Benefits and expenses:
Claims and other policy benefits	1,300	48	—	1,348
Interest credited	20	89	—	109
Policy acquisition costs and other insurance expenses	176	19	6	201
Other operating expenses	33	7	2	42
Total benefits and expenses	1,529	163	8	1,700
Income before income taxes	$12	$65	$18	$95
Income before income taxes decreased by $172 million for the three months ended March 31, 2020, as compared to the same period in 2019. The decrease in income before income taxes was primarily due to changes in the value of the embedded derivatives associated with reinsurance treaties structured on a modco or funds withheld basis. The volatility in the financial markets, primarily in March, as a result of the COVID-19 pandemic, was the primary driver of this change. Additionally, the Traditional segment saw adverse claims experience, primarily within the individual mortality business, and lower variable investment income when compared to the same period for the prior year. For the quarter ended March 31, 2020, based on client reporting, the segment has not received a material amount of life and health claims specifically identified as COVID-19 related. However, the segment did experience a higher incidence of older age death claims in the U.S. during the quarter. Additional information from the segment’s clients and further analysis regarding the specific cause of death may reveal a more significant impact on current quarter claims.

Traditional Reinsurance
Income before income taxes for the U.S. and Latin America Traditional segment decreased by $74 million for the three months ended March 31, 2020, as compared to the same period in 2019. The decrease is primarily related to unfavorable individual mortality experience from a higher than expected count of non-large claims. In addition, the segment reported lower variable investment income.
Net premiums increased $16 million, or 1.2%, for the three months ended March 31, 2020, as compared to the same period in 2019. The increase was primarily due to organic growth combined with new business in the first quarter of 2020. The segment added new individual life business production, measured by face amount of insurance in force of $34.0 billion and $28.8 billion in the first three months of 2020 and 2019, respectively.
Net investment income decreased $25 million, or 13.4%, for the three months ended March 31, 2020, as compared to the same period in 2019 due to lower variable investment income. Investment related gains (losses), net decreased $1 million for the three months ended March 31, 2020, as compared to the same period in 2019.
Claims and other policy benefits as a percentage of net premiums (“loss ratios”) were 99.6% and 95.8% for the three months ended March 31, 2020 and 2019, respectively. The increase in the loss ratio in 2020 was primarily due to unfavorable claims experience in the individual mortality line of business primarily due to a high volume of claims in the first quarter of 2020.
Interest credited expense decreased by $1 million, or 5.0%, for the three months ended March 31, 2020, as compared to the same period in 2019. Interest credited in this segment relates to amounts credited on cash value products, which also have a significant mortality component. Income before income taxes is affected by the spread between the investment income and the interest credited on the underlying products.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 12.7% and 13.0% for the three months ended March 31, 2020 and 2019, respectively. While these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels within coinsurance-type arrangements. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary. The mix of first year coinsurance business versus yearly renewable term business can also cause the percentage to fluctuate from period to period.
Other operating expenses increased $1 million, or 3%, for the three months ended March 31, 2020, as compared to the same period in 2019. Other operating expenses as a percentage of net premiums were 2.5% and 2.4% for the three month periods ended March 31, 2020 and 2019, respectively. The expense ratio tends to fluctuate only slightly from period to period due to the maturity and scale of this segment.
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

(dollars in millions)	Three months ended March 31,
	2020	2019
Revenues:
Total revenues	$113	$228
Less:
Embedded derivatives – modco/funds withheld treaties	(222)	4
Guaranteed minimum benefit riders and related free standing derivatives	74	(3)
Revenues before certain derivatives	261	227
Benefits and expenses:
Total benefits and expenses	151	163
Less:
Embedded derivatives – modco/funds withheld treaties	(113)	2
Guaranteed minimum benefit riders and related free standing derivatives	38	(2)
Equity-indexed annuities	4	1
Benefits and expenses before certain derivatives	222	162
Income before income taxes:
Income before income taxes	(38)	65
Less:
Embedded derivatives – modco/funds withheld treaties	(109)	2
Guaranteed minimum benefit riders and related free standing derivatives	36	(1)
Equity-indexed annuities	(4)	(1)
Income before income taxes and certain derivatives	$39	$65
Embedded Derivatives - Modco/Funds Withheld Treaties - Represents the change in the fair value of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis. The fair value changes of embedded derivatives on funds withheld at interest associated with treaties written on a modco or funds withheld basis are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in benefits and expenses. The Company’s utilization of a credit valuation adjustment did not have a material effect on the change in fair value of these embedded derivatives for the three months ended March 31, 2020 and 2019.
The change in fair value of the embedded derivatives - modco/funds withheld treaties increased (decreased) income before income taxes by $(109) million and $2 million for the three months ended March 31, 2020 and 2019, respectively. The decrease in income for the three months ended March 31, 2020, was primarily due to widening credit spreads, partially offset by lower interest rates, both of which were primarily attributable to the recent disruption in the global financial markets caused by the COVID-19 pandemic.
Guaranteed Minimum Benefit Riders - Represents the impact related to guaranteed minimum benefits associated with the Company’s reinsurance of variable annuities. The fair value changes of the guaranteed minimum benefits along with the changes in fair value of the free standing derivatives (interest rate swaps, financial futures and equity options), purchased by the Company to substantially hedge the liability are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in benefits and expenses. Changes in fair values of the embedded derivatives on guaranteed minimum benefits are net of an increase (decrease) in investment related gains (losses), net of $99 million and $(2) million for the three months ended March 31, 2020 and 2019, respectively, associated with the Company’s utilization of a credit valuation adjustment.
The change in fair value of the guaranteed minimum benefits, after allowing for changes in the associated free standing derivatives, increased (decreased) income before income taxes by $36 million and $(1) million for the three months ended March 31, 2020 and 2019, respectively. The increase in income for the three months ended March 31, 2020, was primarily due to the change in credit valuation adjustment, partially offset by an unfavorable decline in equity markets both of which were primarily attributable to the recent disruption in the global financial markets caused by the COVID-19 pandemic.
Equity-Indexed Annuities - Represents changes in the liability for equity-indexed annuities in excess of changes in account value, after adjustments for related deferred acquisition expenses. The change in fair value of embedded derivative liabilities associated with equity-indexed annuities decreased income before income taxes by $4 million and by $1 million for the three months ended March 31, 2020 and 2019, respectively.  The decrease in income for the three months ended March 31, 2020, was due to declining interest rates.

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
Discussion and analysis before certain derivatives:
Income before income taxes and certain derivatives decreased by $26 million for the three months ended March 31, 2020, as compared to the same period in 2019. The decrease was primarily due to the impact from negative equity market performance and lower investment related gains (losses), net in coinsurance and funds withheld portfolios. Funds withheld capital gains (losses) are reported in investment income.
Revenue before certain derivatives increased by $34 million for the three months ended March 31, 2020, as compared to the same period in 2019. The increase in the first quarter of 2020 was primarily due to asset-intensive transactions executed since the first quarter of 2019.
Benefits and expenses before certain derivatives increased by $60 million for the three months ended March 31, 2020, as compared to the same period in 2019. The increase in the current quarter was primarily due to asset-intensive transactions executed since the first quarter of 2019.
The invested asset base supporting this segment increased to $23.9 billion as of March 31, 2020, from $19.9 billion as of March 31, 2019, due to transactions executed since the first quarter of 2019. As of March 31, 2020, $3.4 billion of the invested assets were funds withheld at interest, of which greater than 90% is associated with one client.
Financial Solutions - Capital Solutions
Capital Solutions within the U.S. and Latin America Financial Solutions segment income before income taxes consists primarily of net fees earned on financial reinsurance transactions and other capital solutions. Additionally, a portion of the business is brokered business in which the Company does not participate in the assumption of risk. The fees earned from financial reinsurance contracts and brokered business are reflected in other revenues, and the fees paid to retrocessionaires are reflected in policy acquisition costs and other insurance expenses.
Income before income taxes increased $5 million, or 27.8%, for the three months ended March 31, 2020, as compared to the same period in 2019. The increase was primarily due to the growth from new transactions and organic growth on existing transactions.
As of March 31, 2020 and 2019, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other financial structures was $18.1 billion and $14.6 billion, respectively. The increase was primarily due to a number of new transactions offsetting the termination of certain agreements, as well as organic growth on existing transactions. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and therefore can fluctuate from period to period.

Canada Operations
The Company conducts reinsurance business in Canada primarily through RGA Canada. The Canada operations are primarily engaged in Traditional reinsurance, which consists mainly of traditional individual life reinsurance, and to a lesser extent creditor, group life and health, critical illness and disability reinsurance. Creditor insurance covers the outstanding balance on personal, mortgage or commercial loans in the event of death, disability or critical illness and is generally shorter in duration than traditional individual life insurance. The Canada Financial Solutions segment consists of longevity and capital solutions

(dollars in millions)	Three months ended March 31,
	2020			2019
Revenues:	Traditional	Financial Solutions	Total Canada	Traditional	Financial Solutions	Total Canada
Net premiums	$260	$21	$281	$255	$22	$277
Investment income, net of related expenses	49	1	50	49	1	50
Investment related gains (losses), net	(12)	—	(12)	7	—	7
Other revenues	(1)	2	1	1	1	2
Total revenues	296	24	320	312	24	336
Benefits and expenses:
Claims and other policy benefits	220	20	240	200	21	221
Interest credited	—	—	—	—	—	—
Policy acquisition costs and other insurance expenses	45	—	45	54	—	54
Other operating expenses	8	1	9	7	2	9
Total benefits and expenses	273	21	294	261	23	284
Income before income taxes	$23	$3	$26	$51	$1	$52
Income before income taxes decreased by $26 million, or 50.0%, for the three months ended March 31, 2020, as compared to the same period in 2019. The decrease in income in the first three months of 2020 is primarily due to investment related losses primarily associated with the changes in the fair value of credit default swap derivatives and less favorable individual life mortality experience compared to the same period in 2019. Foreign currency exchange fluctuation in the Canadian dollar resulted in an increase in income before income taxes of $1 million for the three months ended March 31, 2020, as compared to the same period in 2019.
Traditional Reinsurance
Income before income taxes for the Canada Traditional segment decreased by $28 million, or 54.9%, for the three months ended March 31, 2020, as compared to the same period in 2019. The decrease in income before income taxes in 2020 is primarily due to investment related losses due to changes in the fair value of credit default swap derivatives and less favorable individual life mortality experience compared to the same period in 2019. Foreign currency exchange fluctuation in the Canadian dollar resulted in an increase in income before income taxes of $1 million for the three months ended March 31, 2020, as compared to the same period in 2019.
Net premiums increased $5 million, or 2.0%, for the three months ended March 31, 2020, as compared to the same period in 2019. The increase in 2020 was primarily due to a new in force block transaction effective January 1, 2020 and a non-recurring payment received related to a block of existing business. Foreign currency exchange fluctuation in the Canadian dollar resulted in a decrease in net premiums of $3 million for the three months ended March 31, 2020, as compared to the same period in 2019.
Net investment income for the three months ended March 31, 2020, is consistent with the same period in 2019. In addition, foreign currency exchange fluctuations did not have a material impact on net investment income for the three months ended March 31, 2020, as compared to the same period in 2019.
Investment related gains (losses), net decreased by $19 million for the three months ended March 31, 2020, as compared to the same period in 2019. The decrease in 2020 was primarily due to unrealized losses due to changes in fair value of credit default swap derivatives.
Loss ratios were 84.6% and 78.4% for the three months ended March 31, 2020 and 2019, respectively. The increase in the loss ratio for the first quarter of 2020, as compared to the same period in 2019, is due to less favorable individual life mortality experience in the current quarter.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 17.3% and 21.2% for the three months ended March 31, 2020 and 2019, respectively. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels and product mix. In addition, the amortization patterns of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary.

Other operating expenses increased by $1 million, or 14.3%, for the three months ended March 31, 2020, as compared to the same period in 2019. Other operating expenses as a percentage of net premiums were 3.1% and 2.7% for the three months ended March 31, 2020 and 2019, respectively.
Financial Solutions Reinsurance
Income before income taxes increased by $2 million, for the three months ended March 31, 2020, as compared to the same period in 2019. The increase in income in the first three months was primarily due to a new financial reinsurance transaction completed at the end of 2019 and unfavorable claims experience in the longevity block of business in the same period last year. Foreign currency exchange fluctuation in the Canadian dollar did not have a material effect on pre-tax income for three months ended March 31, 2020, as compared to the same period in 2019.
Net premiums decreased $1 million, or 4.5%, for the three months ended March 31, 2020, as compared to the same period in 2019. The decrease was primarily due to a decrease of in force longevity premiums.
Net investment income for the three months ended March 31, 2020, was consistent with the same period in 2019.
Claims and other policy benefits decreased $1 million, or 4.8%, for the three months ended March 31, 2020, as compared to the same period in 2019. The decrease was primarily a result of unfavorable claims experience in the longevity block of business in the same period last year.

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

(dollars in millions)	Three months ended March 31,
	2020			2019
Revenues:	Traditional	Financial Solutions	Total EMEA	Traditional	Financial Solutions	Total EMEA
Net premiums	$390	$53	$443	$364	$52	$416
Investment income, net of related expenses	19	28	47	19	48	67
Investment related gains (losses), net	—	(6)	(6)	—	3	3
Other revenues	(2)	3	1	1	6	7
Total revenues	407	78	485	384	109	493
Benefits and expenses:
Claims and other policy benefits	334	53	387	312	49	361
Interest credited	—	(17)	(17)	—	12	12
Policy acquisition costs and other insurance expenses	30	1	31	29	1	30
Other operating expenses	26	11	37	27	9	36
Total benefits and expenses	390	48	438	368	71	439
Income (loss) before income taxes	$17	$30	$47	$16	$38	$54
Income before income taxes decreased by $7 million, or 13.0%, for the three months ended March 31, 2020, as compared to the same period in 2019. The decrease in income before income taxes for the first three months was primarily due to investment related losses on the investments supporting the segment’s payout annuity business partially offset by increased volume and favorable mortality and morbidity experience. Foreign currency exchange fluctuations did not have a material impact on income before income taxes for the three months ended March 31, 2020, as compared to the same period in 2019.
Traditional Reinsurance
Income before income taxes increased by $1 million, or 6.3%, for the three months ended March 31, 2020, as compared to the same period in 2019 due to an increase in business volume and an improvement in mortality and morbidity experience. Foreign currency exchange fluctuations did not have a material impact on income before income taxes for the three months ended March 31, 2020, as compared to the same period in 2019.

Net premiums increased $26 million, or 7.1%, for the three months ended March 31, 2020, as compared to the same period in 2019 due to an increase in business volume on new and existing treaties. Foreign currency exchange fluctuations decreased net premiums by $13 million for the three months ended March 31, 2020, as compared to the same period in 2019.
Net premiums earned from the reinsurance of critical illness, primarily in the UK, totaled $42.2 million and $44.4 million for the first three months of 2020 and 2019, respectively. Reinsurance of critical illness provides a benefit in the event of the diagnosis of a pre-defined critical illness.
Net investment income was consistent for the three months ended March 31, 2020, as compared to the same period in 2019. Foreign currency exchange fluctuation resulted in a decrease in net investment income of $1 million for the three months ended March 31, 2020, as compared to the same period in 2019.
Loss ratios for this segment were 85.6% and 85.7% for the three month periods ended March 31, 2020 and 2019, respectively. The slight decrease in the loss ratio for the first three months of 2020 is primarily due to normal claims variability and changes in business mix.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 7.7% and 8.0% for the three months ended March 31, 2020 and 2019, respectively. The decrease in policy acquisition cost ratio for the first quarter of 2020 was primarily due to changes in the mix of business reflecting business volumes with lower allowances.
Other operating expenses decreased $1 million, or 3.7%, for the three months ended March 31, 2020, as compared to the same period in 2019. Foreign currency exchange fluctuations decreased other operating expenses by $1 million for the three months ended March 31, 2020, as compared to the same period in 2019. The current quarter also benefited from reduced travel expense primarily attributable to the COVID-19 pandemic. Other operating expenses as a percentage of net premiums totaled 6.7% and 7.4% for the three months ended March 31, 2020 and 2019, respectively.
Financial Solutions Reinsurance
Income before income taxes decreased by $8 million, or 21.1%, for the three months ended March 31, 2020, as compared to the same period in 2019. The decrease in income before income taxes for the first three months was primarily due to investment related losses on the investments supporting the segment’s payout annuity business. Foreign currency exchange fluctuations did not have an impact on income before income taxes for the three months ended March 31, 2020, as compared to the same period in 2019.
Net premiums increased $1 million, or 1.9%, for the three months ended March 31, 2020, as compared to the same period in 2019. Net premiums increased primarily due to increased volumes of closed longevity block business. Foreign currency exchange fluctuations decreased net premiums by $1 million for the three months ended March 31, 2020, as compared to the same period in 2019.
Net investment income decreased $20 million, or 41.7%, for the three months ended March 31, 2020, as compared to the same period in 2019. The decrease was primarily due to a decrease in investment income associated with unit-linked policies which fluctuate with market performance partially offset by an increase in the invested asset base. The effect on investment income related to unit-linked products is substantially offset by a corresponding change in interest credited expense. Foreign currency exchange fluctuation resulted did not have an impact on investment income for the three months ended March 31, 2020, as compared to the same period in 2019.
Investment related gains (losses), net decreased by $9 million for the three months ended March 31, 2020, as compared to the same period in 2019. The decrease was primarily due to a decrease in the fair market value of derivatives hedging inflation risk.
Other revenues decreased by $3 million, or 50.0%, for the three months ended March 31, 2020, as compared to the same period in 2019. The decrease was primarily due to the recapture of a treaty by a client in the fourth quarter of 2019.
Claims and other policy benefits increased $4 million, or 8.2%, for the three months ended March 31, 2020, as compared to the same period in 2019. The increase in claims and other policy benefits was primarily due to increased volumes of closed longevity block and payout annuity business. Foreign currency exchange fluctuation resulted did not have a material impact on claims and other policy benefits for the three months ended March 31, 2020, as compared to the same period in 2019.
Interest credited expense decreased by $29 million for the three months ended March 31, 2020, as compared to the same period in 2019. Interest credited in this segment relates to amounts credited to the policyholders of unit-linked products. The effect on interest credited related to unit-linked products is substantially offset by a corresponding change in investment income.
Other operating expenses increased $2 million, or 22.2%, for the three months ended March 31, 2020, as compared to the same period in 2019, with the increase primarily due to an increase in transaction related costs.

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

(dollars in millions)	Three months ended March 31,
	2020			2019
Revenues:	Traditional	Financial Solutions	Total Asia Pacific	Traditional	Financial Solutions	Total Asia Pacific
Net premiums	$636	$74	$710	$647	$34	$681
Investment income, net of related expenses	27	17	44	26	10	36
Investment related gains (losses), net	—	(33)	(33)	—	4	4
Other revenues	4	10	14	—	7	7
Total revenues	667	68	735	673	55	728
Benefits and expenses:
Claims and other policy benefits	555	62	617	546	32	578
Interest credited	—	13	13	—	7	7
Policy acquisition costs and other insurance expenses	49	14	63	51	5	56
Other operating expenses	39	4	43	39	5	44
Total benefits and expenses	643	93	736	636	49	685
Income (loss) before income taxes	$24	$(25)	$(1)	$37	$6	$43
Income before income taxes decreased by $44 million for the three months ended March 31, 2020, as compared to the same period in 2019. The decrease in income before income taxes for the first three months is primarily attributable to declines in the fair value of derivatives hedging inflation, foreign exchange and credit risk, and unfavorable claims experience in Asia, partially offset by favorable experience in Australia. Foreign currency exchange fluctuations resulted in an increase to income before income taxes totaling $1 million for the three months ended March 31, 2020, as compared to the same period in 2019.
Traditional Reinsurance
Income before income taxes decreased by $13 million, or 35.1%, for the three months ended March 31, 2020, as compared to the same period in 2019. The decrease in income before income taxes in 2020 was primarily due to unfavorable claim adjustments as a result of delays in client reporting in Asia, partially offset by favorable experience in Australia. Foreign currency exchange fluctuations resulted in a decrease to income before income taxes totaling $1 million for the three months ended 2020, as compared to the same period in 2019.
Net premiums decreased by $11 million, or 1.7%, for the three months ended March 31, 2020, as compared to the same period in 2019. The decrease for the three month period in 2020 was driven by premium reductions in Australia group business as a result of new legislation effective July 2019 and unfavorable foreign currency exchange fluctuations, partially offset by new business growth. Foreign currency exchange fluctuations resulted in a decrease in net premiums of $16 million for the three months ended March 31, 2020, as compared to the same period in 2019.
Net premiums earned from the reinsurance of critical illness $256 million and $252 million for the three months ended March 31, 2020 and 2019, respectively. Critical illness coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Reinsurance of critical illness in the segment is offered primarily in South Korea, Australia, China and Hong Kong.
Net investment income increased $1 million, or 3.8%, for the three months ended March 31, 2020, as compared to the same period in 2019. The increase was primarily due to an increase in the invested asset base, partially offset by lower investment yields. Foreign currency exchange fluctuations resulted in a decrease in net investment income of $1 million for the three months ended March 31, 2020, as compared to the same period in 2019.
Loss ratios for this segment were 87.3% and 84.4% for the three months ended March 31, 2020 and 2019, respectively. The increase in the loss ratio for the first three months of 2020 was primarily due to unfavorable claims experience in Asia, primarily associated with one client, partially offset by favorable claims experience in Australia compared to the prior year quarter.

Policy acquisition costs and other insurance expenses as a percentage of net premiums were 7.7% and 7.9% for the three months ended March 31, 2020 and 2019, respectively. The ratio of policy acquisition costs and other insurance expenses as a percentage of net premiums fluctuates periodically due to timing of client company reporting and variations in the mixture of business.
Other operating expenses were consistent for the three months ended March 31, 2020, as compared to the same period in 2019, with the current quarter benefiting from lower travel expenses primarily attributable to the COVID-19 pandemic. Foreign currency exchange fluctuations resulted in a decrease in other operating expenses of $1 million for the three months ended March 31, 2020, as compared to the same period in 2019. Other operating expenses as a percentage of net premiums totaled 6.1% and 6.0% for the three months ended March 31, 2020 and 2019, respectively. The timing of premium flows and the level of costs associated with development of new markets within the segment may cause other operating expenses as a percentage of net premiums to fluctuate from period to period.
Financial Solutions Reinsurance
Income before income taxes decreased by $31 million, for the three months ended March 31, 2020, as compared to the same period in 2019. The decrease in income before income taxes is primarily attributable to declines in the market value of derivatives hedging inflation, foreign exchange and credit risk, partially offset by higher income from business growth in the segment. Foreign currency exchange fluctuations increased income before income taxes by $2 million for the three months ended March 31, 2020, as compared to the same period in 2019.
Net premiums increased $40 million for the three months ended March 31, 2020, as compared to the same period in 2019. The increase was primarily due to new asset-intensive transactions in Asia.
Net investment income increased $7 million, or 70.0%, for the three months ended March 31, 2020, as compared to the same period in 2019. The increase was primarily due to an increase in the invested asset base.
Other revenues increased by $3 million, or 42.9%, for the three months ended March 31, 2020, as compared to the same period in 2019. The increase compared to the same period in 2019 is primarily due to higher income from new financial reinsurance transactions. As of March 31, 2020 and 2019, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, risk based capital and other capital solution structures was $3.8 billion and $3.1 billion, respectively. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and, therefore, can fluctuate from period to period.
Claims and other policy benefits increased by $30 million for the three months ended March 31, 2020, as compared to the same period in 2019. This increase is attributable to new asset-intensive transactions in Asia.
Interest credited expense increased by $6 million, or 85.7%, for the three months ended March 31, 2020, as compared to the same period in 2019. The increase is primarily driven by growth from asset-intensive transactions.
Other operating expenses decreased $1 million, or 20.0%, for the three months ended March 31, 2020, as compared to the same period in 2019. The current quarter benefited from lower travel expenses primarily attributable to the COVID-19 pandemic. The timing of premium flows and the level of costs associated with new transactions and the entrance into and development of new markets within the segment may cause other operating expenses to fluctuate from period to period.
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

(dollars in millions)	Three months ended March 31,
	2020	2019
Revenues:
Net premiums	$—	$—
Investment income, net of related expenses	58	43
Investment related gains (losses), net	(67)	(1)
Other revenues	1	26
Total revenues	(8)	68
Benefits and expenses:
Claims and other policy benefits	—	—
Interest credited	2	5
Policy acquisition costs and other insurance income	(28)	(29)
Other operating expenses	62	71
Interest expense	41	40
Collateral finance and securitization expense	6	8
Total benefits and expenses	83	95
Loss before income taxes	$(91)	$(27)
Loss before income taxes increased by $64 million, for the three months ended March 31, 2020, as compared to the same period in 2019. The increase in loss before income taxes in the first quarter was primarily due to investment impairments, decreases in values of equity securities and derivatives hedging interest, credit and foreign exchange rates, and lower other revenues, partially offset by an increase in investment income and decrease in other operating expenses.
Net investment income increased by $15 million, or 34.9%, for the three months ended March 31, 2020, as compared to the same period in 2019, which was largely attributable to a higher average investment yield.
Net investment related losses increased by $66 million for the three months ended March 31, 2020, as compared to the same period in 2019. The increased loss in the first quarter was primarily due to impairments on fixed maturity securities of $28 million, a decrease in the fair value of equity securities of $20 million, and an increase in commercial mortgage loan allowance of $5 million. In addition, the fair value of derivatives interest, credit and foreign exchange rates also decreased, partially offset by net gains of $13 million on the sale of fixed maturity securities.
Other revenues decreased by $25 million for the three months ended March 31, 2020, as compared to the same period in 2019. The decrease in the first quarter was mainly due to an $8 million decrease in the cash surrender value of corporate owned life insurance policies. Additionally, prior year results included a recapture of a collateral finance transaction, which resulted in a $13 million fee paid to the Company. The Company’s RGAx operations contributed $11 million to other revenues in 2020 and 2019.
Policy acquisition costs and other insurance income increased by $1 million, or 3.4%, for the three months ended March 31, 2020, as compared to the same period in 2019. Fluctuations period over period were attributable to the offset to capital charges allocated to the operating segments.
Other operating expenses decreased by $9 million, or 12.7%, for the three months ended March 31, 2020, as compared to the same period in 2019. The decrease in other operating expenses was primarily due to lower incentive-based compensation expense as well as lower consulting fees and contract labor expenses.
Interest expense increased by $1 million, or 2.5%, for the three months ended March 31, 2020, as compared to the same period in 2019, which was primarily due to the variability in tax-related interest expense.
Liquidity and Capital Resources
Overview
The Company believes that cash flows from the source of funds available to it will provide sufficient cash flows for the next twelve months to satisfy the current liquidity requirements of the Company under various scenarios that include the potential risk of early recapture of reinsurance treaties, market events and higher than expected claims associated with the pandemic. Given the uncertainty associated with the COVID-19 pandemic and the related volatility in the financial markets, the Company increased its cash and cash equivalents to $2.8 billion as of March 31, 2020, compared to $1.4 billion as of December 31, 2019, an increase of $1.4 billion. The Company performs periodic liquidity stress testing to ensure its asset portfolio includes sufficient high quality liquid assets that could be utilized to bolster its liquidity position under stress scenarios. These assets could be utilized as collateral for secured borrowing transactions with various third parties or by selling the securities in the open market if needed. The Company’s liquidity requirements have been and will continue to be funded through net cash flows from operations. However, in the event of significant unanticipated cash requirements, see “the COVID-19 Pandemic” for more information, the Company has multiple liquidity alternatives available based on market conditions and the amount and timing of the liquidity need. These alternatives include borrowings under committed credit facilities, secured borrowings, the ability to issue long-term debt, preferred securities or common equity and, the sale of invested assets subject to market conditions.
Current Market Environment
The Company’s average investment yield, excluding spread business, for the three months ended March 31, 2020, was 4.08%, three basis points above the same period in 2019. However, the current interest rate environment continues to put downward pressure on the Company’s investment yield. The Company’s insurance liabilities, in particular its annuity products, are sensitive to changing market factors. Gross unrealized gains on fixed maturity securities available-for-sale decreased from $4.5 billion at December 31, 2019, to $3.4 billion at March 31, 2020, due to widening credit spreads. Additionally, gross unrealized losses increased from $110 million at December 31, 2019 to $1.5 billion at March 31, 2020.
The Company continues to be in a position to hold any investment security showing an unrealized loss until recovery, provided it remains comfortable with the credit of the issuer. As indicated above, gross unrealized gains on fixed maturity securities of $3.4 billion remain well in excess of gross unrealized losses of $1.5 billion as of March 31, 2020. The Company does not rely on short-term funding or commercial paper and to date it has experienced no liquidity pressure, nor does it anticipate such pressure in the foreseeable future.
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
The Holding Company
RGA is an insurance holding company whose primary uses of liquidity include, but are not limited to, the immediate capital needs of its operating companies, dividends paid to its shareholders, repurchase of common stock and interest payments on its indebtedness. The primary sources of RGA’s liquidity include proceeds from its capital-raising efforts, interest income on undeployed corporate investments, interest income received on surplus notes with RGA Reinsurance, RCM and Rockwood Re and dividends from operating subsidiaries. The following tables provide comparative information for RGA (dollars in millions):

	Three months ended March 31,
	2020	2019
Interest expense	$50	$48
Capital contributions to subsidiaries	15	21
Dividends to shareholders	44	38
Repurchases of treasury stock	153	50
Interest and dividend income	226	30

	March 31, 2020	December 31, 2019
Cash and invested assets	$586	$554
See Item 15, Schedule II - “Condensed Financial Information of the Registrant” in the 2019 Annual Report for additional financial information related to RGA.
The undistributed earnings of substantially all of the Company’s foreign subsidiaries have been reinvested indefinitely in those non-U.S. operations, as described in Note 9 – “Income Tax” of the Notes to Consolidated Financial Statements in the 2019Annual Report. As U.S. Tax Reform generally eliminates U.S. federal income taxes on dividends from foreign subsidiaries, the Company does not expect to incur material income taxes if these funds are repatriated.
RGA endeavors to maintain a capital structure that provides financial and operational flexibility to its subsidiaries, credit ratings that support its competitive position in the financial services marketplace, and shareholder returns. As part of the Company’s capital deployment strategy, it has in recent years repurchased shares of RGA common stock and paid dividends to RGA shareholders, as authorized by the board of directors. RGA’s current share repurchase program, which was approved by the board of directors in January 2019, authorizes the repurchase of up to $400 million of common stock. The pace of repurchase activity depends on various factors such as the level of available cash, an evaluation of the costs and benefits associated with alternative uses of excess capital, such as acquisitions and in force reinsurance transactions, and RGA’s stock price.
Details underlying dividend and share repurchase program activity were as follows (in millions, except share data):

	Three months ended March 31,
	2020	2019
Dividends to shareholders	$44	$38
Repurchases of treasury stock	153	50
Total amount paid to shareholders	$197	$88

Number of shares repurchased	1,074,413	344,237
Average price per share	$142.05	$145.25
In April 2020, RGA’s board of directors declared a quarterly dividend of $0.70 per share. All future payments of dividends are at the discretion of RGA’s board of directors and will depend on the Company’s earnings, capital requirements, insurance regulatory conditions, operating conditions, and other such factors as the board of directors may deem relevant. The amount of dividends that RGA can pay will depend in part on the operations of its reinsurance subsidiaries. See Note 3 – “Equity” in the Notes to Condensed Consolidated Financial Statements for information on the Company’s share repurchase program.
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
As of March 31, 2020 and December 31, 2019, the Company had $3.0 billion, in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. As of March 31, 2020 and December 31, 2019, the average interest rate on long-term debt outstanding was 4.82%. The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, available liquidity at the holding company, and the Company’s ability to raise additional funds.
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
The Company may borrow up to $850 million in cash and obtain letters of credit in multiple currencies on its revolving credit facility that matures in August 2023. As of March 31, 2020, the Company had no cash borrowings outstanding and $20 million in issued, but undrawn, letters of credit under this facility.
On May 15, 2019, RGA issued 3.9% Senior Notes due May 15, 2029, with a face amount of $600 million. This security has been registered with the Securities and Exchange Commission. The net proceeds were approximately $594 million and were used in part to repay upon maturity the Company’s $400 million 6.45% Senior Notes that matured in November 2019. The remainder will be used for general corporate purposes. Capitalized issue costs were approximately $5 million.
Based on the historic cash flows and the current financial results of the Company, management believes RGA’s cash flows will be sufficient to enable RGA to meet its obligations for at least the next 12 months.

Credit and Committed Facilities
At March 31, 2020, the Company maintained an $850 million syndicated revolving credit facility and certain committed letter of credit facilities aggregating $867 million. See Note 13 – “Debt” in the Notes to Consolidated Financial Statements in the 2019 Annual Report for further information about these facilities.
The Company has obtained bank letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions similar to those described in the “Debt” discussion above. At March 31, 2020, there were approximately $62 million of outstanding bank letters of credit in favor of third parties. Additionally, in accordance with applicable regulations, the Company utilizes letters of credit to secure statutory reserve credits when it retrocedes business to its affiliated subsidiaries. The Company cedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions, such as the U.S. and the UK. The Company believes the capital required to support the business in the affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of March 31, 2020, $1.1 billion in letters of credit from various banks were outstanding, but undrawn, backing reinsurance between the various subsidiaries of the Company.
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
Additional sources of liquidity to meet unexpected cash outflows in excess of operating cash inflows and current cash and equivalents on hand drawing funds under a revolving credit facility, under which the Company had availability of $830 million as of March 31, 2020. The Company also has $503 million of funds available through collateralized borrowings from the FHLB as of March 31, 2020. As of March 31, 2020, the Company could have borrowed these additional amounts without violating any of its existing debt covenants.
The Company’s principal cash outflows relate to the payment of claims liabilities, interest credited, operating expenses, income taxes, dividends to shareholders, purchases of treasury stock, and principal and interest under debt and other financing obligations. The Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage and coinsurance contracts (See Note 2 – “Significant Accounting Policies and Pronouncements” in the Notes to Consolidated Financial Statements in the 2019 Annual Report). The Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance. The Company has never experienced a material default in connection with retrocession arrangements, nor has it experienced any difficulty in collecting claims recoverable from retrocessionaires; however, no assurance can be given as to the future performance of such retrocessionaires nor to the recoverability of future claims. The Company’s management believes its recent action to increase cash and cash equivalents along with its current sources of liquidity are adequate to meet its cash requirements for the next 12 months, despite the uncertainty associated with the pandemic.

Summary of Primary Sources and Uses of Liquidity and Capital
The Company’s primary sources and uses of liquidity and capital are summarized as follows:

	For the three months ended March 31,
	2020	2019
	(Dollars in millions)
Sources:
Net cash provided by operating activities	2,207	340
Exercise of stock options, net	1	2
Change in cash collateral for derivative positions and other arrangements	51	—
Cash provided by changes in universal life and other
investment type policies and contracts	475	—
Effect of exchange rate changes on cash	—	7
Total sources	2,734	349

Uses:
Net cash (provided by) used in investing activities	1,096	(93)
Dividends to stockholders	44	38
Repayment of collateral finance and securitization notes	19	29
Principal payments of long-term debt	1	1
Purchases of treasury stock	156	49
Change in cash collateral for derivative positions and other arrangements	—	45
Cash used for changes in universal life and other
investment type policies and contracts	—	150
Effect of exchange rate changes on cash	47	—
Total uses	1,363	219
Net change in cash and cash equivalents	1,371	130
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
Contractual Obligations
The Company’s obligation for other investment related commitments decreased by $296 million since December 31, 2019, primarily related to a decrease in the Company’s commitment to fund investments of commercial mortgage loans as well as bank loans and private placements. There were no other material changes in the Company’s contractual obligations from those reported in the 2019 Annual Report.
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
The Company’s liquidity position (cash and cash equivalents) was $2.8 billion and $1.4 billion at March 31, 2020 and December 31, 2019, respectively. Given the uncertainty associated with the COVID-19 pandemic and the related volatility in the financial markets, the Company has increased its liquidity position. Liquidity needs are determined from valuation analyses conducted by operational units and are driven by product portfolios. Periodic evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.
See “Securities Borrowing, Lending and Other” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for information related to the Company’s securities borrowing, lending and repurchase/reverse repurchase programs. In addition to its security agreements with third parties, certain RGA’s subsidiaries have entered into intercompany securities lending agreements to more efficiently source securities for lending to third parties and to provide for more efficient regulatory capital management.
The Company is a member of the FHLB and holds $91 million of FHLB common stock, which is included in other invested assets on the Company’s condensed consolidated balance sheets. The Company has entered into funding agreements with the FHLB under guaranteed investment contracts whereby the Company has issued the funding agreements in exchange for cash and for which the FHLB has been granted a blanket lien on the Company’s commercial and residential mortgage-backed securities and commercial mortgage loans used to collateralize the Company’s obligations under the funding agreements. The Company maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreements represented by this blanket lien provide that upon any event of default by the Company, the FHLB’s recovery is limited to the amount of the Company’s liability under the outstanding funding agreements. The amount of the Company’s liability for the funding agreements with the FHLB under guaranteed investment contracts was $1.9 billion and $1.4 billion at March 31, 2020 and December 31, 2019, respectively, which is included in interest sensitive contract liabilities on the Company’s condensed consolidated balance sheets. The advances on these agreements are collateralized primarily by commercial and residential mortgage-backed securities, commercial mortgage loans, and U.S. Treasury and government agency securities. The amount of collateral exceeds the liability and is dependent on the type of assets collateralizing the guaranteed investment contracts.

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
Effects of COVID-19
The Company’s investment portfolios have been, and may continue to be, adversely affected by the recent disruption in the global financial markets caused by the COVID-19 pandemic and uncertainty regarding its outcome. Changes in interest rates, increased market volatility or a continued slowdown in the U.S. or in global economic conditions may also adversely affect the values and cash flows of these assets in future periods. The Company’s corporate fixed income portfolio may be adversely impacted by ratings downgrades, increased bankruptcies and credit spread widening in distressed industries. The Company has exposure to some of the asset classes and industries most affected by the COVID-19 pandemic such as commercial mortgage loans, emerging market debt, energy, and airlines; however, the Company’s primary exposure in these asset classes is of high quality assets.  During the first three months of 2020, primarily the month of March, there was a significant widening of credit spreads in the Company’s fixed maturity portfolios resulting in decreased net unrealized gains. The Company had $34 million of impairment losses and changes in the credit allowance for its available-for-sale fixed maturities primarily related to high-yield energy, emerging market, and mezzanine debt securities. The Company also increased its valuation allowance on its commercial mortgage loan portfolio by approximately $13 million to $39 million as result of the negative impact the COVID-19 pandemic has had on the Company’s borrowers.  The Company continues to monitor and evaluate the impact of the COVID-19 pandemic on its investment portfolio and is working closely with its borrowers to evaluate any short-term cash flow issues.
Portfolio Composition
The Company had total cash and invested assets of $66.7 billion and $68.0 billion as of March 31, 2020 and December 31, 2019, respectively, as illustrated below (dollars in millions):

	March 31, 2020	% of Total	December 31, 2019	% of Total
Fixed maturity securities, available-for-sale	$48,555	72.8%	$51,121	75.3%
Equity securities	112	0.2	320	0.5
Mortgage loans on real estate	6,014	9.0	5,706	8.3
Policy loans	1,314	2.0	1,319	1.9
Funds withheld at interest	5,258	7.9	5,662	8.3
Short-term investments	117	0.2	64	0.1
Other invested assets	2,542	3.7	2,363	3.5
Cash and cash equivalents	2,820	4.2	1,449	2.1
Total cash and invested assets	$66,732	100.0%	$68,004	100.0%
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

	Three months ended March 31,
	2020	2019	Increase/ (Decrease)
Average invested assets at amortized cost	$29,728	$28,097	5.8%
Net investment income	299	310	(3.5)%
Investment yield (ratio of net investment income to average invested assets)	4.08%	4.49%	(41) bps

Investment yield decreased for the three months ended March 31, 2020, in comparison to the same period in the prior year primarily due to decreased income from limited partnerships and real estate joint ventures, which are included in other invested assets on the condensed consolidated balance sheets.
Fixed Maturity Securities Available-for-Sale
See “Fixed Maturity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables that provide the amortized cost, allowance for credit losses (as of March 31, 2020), unrealized gains and losses, estimated fair value of these securities and impairments in AOCI by type as of March 31, 2020 and December 31, 2019.
The Company holds various types of fixed maturity securities available-for-sale and classifies them as corporate securities (“Corporate”), Canadian and Canadian provincial government securities (“Canadian government”), residential mortgage-backed securities (“RMBS”), asset-backed securities (“ABS”), commercial mortgage-backed securities (“CMBS”), U.S. government and agencies (“U.S. government”), state and political subdivisions, and other foreign government, supranational and foreign government-sponsored enterprises (“Other foreign government”). As of March 31, 2020 and December 31, 2019, approximately 95.4% and 95.5%, respectively, of the Company’s consolidated investment portfolio of fixed maturity securities were investment grade.
Important factors in the selection of investments include diversification, quality, yield, call protection and total rate of return potential. The relative importance of these factors is determined by market conditions and the underlying reinsurance liability and existing portfolio characteristics. The Company owns floating rate securities that represent approximately 6.0% and 6.3% of the total fixed maturity securities as of March 31, 2020 and December 31, 2019, respectively. These investments have a higher degree of income variability than the other fixed income holdings in the portfolio due to fluctuations in interest payments. The Company holds floating rate investments to match specific floating rate liabilities primarily reflected in the consolidated balance sheets as collateral finance notes, as well as to enhance asset management strategies.
The largest asset class in which fixed maturity securities were invested was corporate securities, which represented approximately 60.8% and 61.4% of total fixed maturity securities as of March 31, 2020 and December 31, 2019, respectively. See “Corporate Fixed Maturity Securities” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for tables showing the major industry types, which comprise the corporate fixed maturity holdings as of March 31, 2020 and December 31, 2019.
As of March 31, 2020, the Company’s investments in Canadian government securities represented 8.7% of the fair value of total fixed maturity securities compared to 9.0% of the fair value of total fixed maturities as of December 31, 2019. These assets are primarily high quality, long duration provincial strips, the valuation of which is closely linked to the interest rate curve. These assets are longer in duration and held primarily for asset/liability management to meet Canadian regulatory requirements.
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

The quality of the Company’s available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity security portfolio, as of March 31, 2020 and December 31, 2019 was as follows (dollars in millions):

		March 31, 2020			December 31, 2019
NAIC Designation	Rating Agency Designation	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
1	AAA/AA/A	$29,310	$31,660	65.2%	$30,100	$33,284	65.2%
2	BBB	14,810	14,665	30.2	14,366	15,514	30.3
3	BB	1,877	1,727	3.6	1,706	1,748	3.4
4	B	509	452	0.9	514	518	1.0
5	CCC and lower	101	41	0.1	36	23	—
6	In or near default	13	10	—	31	34	0.1
	Total	$46,620	$48,555	100.0%	$46,753	$51,121	100.0%

The Company’s fixed maturity portfolio includes structured securities. The following table shows the types of structured securities the Company held as of March 31, 2020 and December 31, 2019 (dollars in millions):

	March 31, 2020			December 31, 2019
	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
RMBS:
Agency	$726	$796	11.8%	$742	$777	10.6%
Non-agency	1,515	1,495	22.1	1,597	1,621	22.3
Total RMBS	2,241	2,291	33.9	2,339	2,398	32.9
ABS:
Collateralized loan obligations (“CLOs”)	1,725	1,558	23.0	1,750	1,743	24.0
ABS, excluding CLOs	1,215	1,109	16.4	1,223	1,235	17.0
Total ABS	2,940	2,667	39.4	2,973	2,978	41.0
CMBS	1,841	1,809	26.7	1,841	1,899	26.1
Total	$7,022	$6,767	100.0%	$7,153	$7,275	100.0%
The Company’s RMBS portfolio includes agency-issued pass-through securities and collateralized mortgage obligations. A majority of the agency-issued pass-through securities are guaranteed or otherwise supported by the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, or the Government National Mortgage Association. The principal risks inherent in holding mortgage-backed securities are prepayment and extension risks, which will affect the timing of when cash will be received and are dependent on the level of mortgage interest rates. Prepayment risk is the unexpected increase in principal payments from the expected, primarily as a result of owner refinancing. Extension risk relates to the unexpected slowdown in principal payments from the expected. In addition, non-agency mortgage-backed securities face credit risk should the borrower be unable to pay the contractual interest or principal on their obligation. The Company monitors its mortgage-backed securities to mitigate exposure to the cash flow uncertainties associated with these risks.
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

As of March 31, 2020 and December 31, 2019, the Company had $1,461 million and $110 million, respectively, of gross unrealized losses related to its fixed maturity securities. The Company monitors its fixed maturity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, compliance with covenants, general market and industry sector conditions, current intent and ability to hold securities, and various other subjective factors. Based on management’s judgment, securities determined to have expected credit loss will record an allowance for credit loss in the amount that the fair value is less than the amortized cost.
The Company’s determination of whether a decline in value necessitates the recording of an allowance for credit losses includes an analysis of whether the issuer is current on its contractual payments, evaluating whether it is probable that the Company will be able to collect all amounts due according to the contractual terms of the security and analyzing the overall ability of the Company to recover the amortized cost of the investment. See “Allowance for Credit Losses and Impairments – Fixed Maturity Securities Available-for-Sale” in Note 1 – “Business and Basis of Presentation” for additional information. The table below summarizes impairment losses and changes in allowance for credit losses on fixed maturity securities, other impairment losses and changes in the mortgage loan provision for the three months ended March 31, 2020 and 2019 (dollars in millions).

	Three months ended March 31,
	2020	2019
Impairment losses and change in allowance for credit losses	$34	$9
Other impairment losses	—	2
Change in mortgage loan provision	13	—
Total	$47	$11
The impairment losses and change in allowance for credit losses on fixed maturity securities for the three months ended March 31, 2020, includes $1 million in impairment losses on securities the Company intends to sell and an increase of $33 million in the allowance for credit losses related to high-yield securities as result of the uncertainty in the global markets due to the COVID-19 pandemic. The fixed maturity impairment losses for the three months ended March 31, 2019, were primarily related to a U.S. utility company. In addition, the change in mortgage loan provision for the three months ended March 31, 2020, was primarily due to an increase in the mortgage loan valuation allowance to reflect the estimated impact from the COVID-19 pandemic.
See “Unrealized Losses for Fixed Maturity Securities Available-for-Sale” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for a table that presents information on securities where the estimated fair value had declined and remained below amortized cost as of March 31, 2020 and December 31, 2019. This includes tables that present the estimated fair values and gross unrealized losses for these securities by class and grade security, as well as the length of time the related market value has remained below amortized cost and where the decline is less than 20% or more than 20%.
As of March 31, 2020 and December 31, 2019, respectively, the Company classified approximately 4.9% and 6.1% of its fixed maturity securities in the Level 3 category (refer to Note 6 – “Fair Value of Assets and Liabilities” in the Notes to Condensed Consolidated Financial Statements for additional information). These securities primarily consist of private placement corporate securities, bank loans, and Canadian provincial strips with inactive trading markets.
See “Securities Borrowing, Lending and Other” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for information related to the Company’s securities borrowing, lending, and repurchase/reverse repurchase programs.

Mortgage Loans on Real Estate
The Company’s mortgage loan portfolio consists of U.S., Canada and United Kingdom based investments primarily in commercial offices, light industrial properties and retail locations. The mortgage loan portfolio is diversified by geographic region and property type as discussed further under “Mortgage Loans on Real Estate” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements. The Company increased its valuation allowance on its commercial mortgage loan portfolio by approximately $13 million to $39 million as result of the negative impact the COVID-19 pandemic has had on the Company’s borrowers.  The Company continues to monitor and evaluate the impact of COVID-19 pandemic on its investment portfolio and is working closely with its borrowers to evaluate any short-term cash flow issues.
As of March 31, 2020 and December 31, 2019, the Company’s mortgage loans, gross of unamortized deferred loan origination fees and expenses and valuation allowances, were distributed geographically as follows (dollars in millions):

	March 31, 2020		December 31, 2019
	Recorded Investment	% of Total	Recorded Investment	% of Total
U.S. Region:
Pacific	$1,564	25.8%	$1,488	26.0%
South Atlantic	1,085	17.9	1,055	18.4
Middle Atlantic	261	4.3	262	4.6
Mountain	821	13.5	814	14.2
East North Central	769	12.7	720	12.6
East South Central	117	1.9	133	2.3
West North Central	299	4.9	276	4.8
West South Central	914	15.1	741	12.9
New England	7	0.1	—	—
Subtotal - U.S.	5,837	96.2	5,489	95.8
Canada	174	2.9	182	3.2
United Kingdom	52	0.9	56	1.0
Total	$6,063	100.0%	$5,727	100.0%
See “Mortgage Loans on Real Estate” in Note 1 – “Business and Basis of Presentation” in the Notes to Condensed Consolidated Financial Statements for information regarding the Company’s policy for valuation allowances and impairments on mortgage loans.
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

Funds Withheld at Interest
For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company, and are reflected as funds withheld at interest on the Company’s condensed consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances against amounts owed by the ceding company. Interest accrues to the total funds withheld at interest assets at rates defined by the treaty terms. The Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had an average financial strength rating of “A” as of March 31, 2020 and December 31, 2019. Certain ceding companies maintain segregated portfolios for the benefit of the Company.
Other Invested Assets
Other invested assets include limited partnership interests, joint ventures (other than operating joint ventures), lifetime mortgages, derivative contracts, FVO contractholder-directed unit-linked investments, and FHLB common stock. See “Other Invested Assets” in Note 4 – “Investments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the carrying value of the Company’s other invested assets by type as of March 31, 2020 and December 31, 2019.
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
See Note 5 – “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for a table that presents the notional amounts and fair value of investment related derivative instruments held as of March 31, 2020 and December 31, 2019.
The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the credit exposure of the Company’s derivative contracts is limited to the fair value at the reporting date plus or minus any collateral posted or held by the Company. The Company had no credit exposure as of March 31, 2020 and December 31, 2019, as the net amount of collateral pledged to the Company from counterparties exceeded the fair value of the derivative contracts.
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
Other invested assets include $763 million and $775 million, net of valuation allowances, of lifetime mortgages as of March 31, 2020 and December 31, 2019, respectively. Investment income includes $10 million and $7 million in interest income earned on lifetime mortgages for the three months ended March 31, 2020 and 2019, respectively.
New Accounting Standards
See Note 13 – “New Accounting Standards” in the Notes to Condensed Consolidated Financial Statements.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, the Company products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and the Company’s strategies for managing this risk, vary by product.  As of March 31, 2020, there have been no material changes in the Company’s economic exposure to market risk or the Company’s Enterprise Risk Management function from December 31, 2019, a description of which may be found in its Annual Report on Form 10-K, for the year ended December 31, 2019, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the Securities and Exchange Commission.
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
There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. As a result of the COVID-19 pandemic, the majority of our workforce began working remotely in March 2020. These changes to the working environment did not have a material effect on our internal controls over financial reporting during the most recent quarter.  The Company continues to monitor and assess the COVID-19 situation on its internal controls to minimize the impact on their design and operating effectiveness.

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
ITEM 1A.  Risk Factors
In the risk factor below, we refer to the Company as “we,” “us,” or “our”. Other than the risk factor listed below, there have been no material changes from the risk factors previously disclosed in the Company’s 2019 Annual Report.
Our business, results of operations and financial condition have been, and will likely continue to be, adversely affected by the COVID-19 pandemic and the response thereto.
The ongoing novel coronavirus (COVID-19) global and national health emergency has caused significant disruption in the international and U.S. economies and financial markets. On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The COVID-19 pandemic and the response thereto has severely impacted, and will likely continue to severely impact, global economic conditions, resulting in substantial volatility in the global financial markets, increased unemployment and operational challenges such as the temporary closures of businesses, sheltering-in-place directives and increased remote work protocols. Governments and central banks around the world have reacted to the economic crisis caused by the pandemic by implementing stimulus and liquidity programs and cutting interest rates, though it is unclear whether these or future actions will be successful in countering the economic disruption. If the pandemic is prolonged or the actions of governments and central banks are unsuccessful, the adverse impact on the global economy will deepen, and our results of operations and financial condition in future quarters will be adversely affected.

As described in more detail below, the COVID-19 pandemic and the response thereto has adversely affected, and/or will likely adversely affect, the Company in the following areas:

•	Degradation of general economic conditions;

•	Investment results;

•	Liquidity and collateral;

•	Insurance risks, including mortality and morbidity claims;

•	Possible ratings downgrade;

•	Adverse legislative or regulatory action;

•	Operations; and

•	Premiums and other income.

Degradation of general economic conditions. While still evolving, the COVID-19 pandemic and the extraordinary measures being put in place to address it have caused significant economic and financial turmoil both in the U.S. and around the world, fueling concerns of a global recession. These conditions are expected to continue and worsen in the near term. Our results of operations, financial condition, cash flows and statutory capital position are materially affected by conditions in the global capital markets and economy generally. If the pandemic is prolonged or the actions of governments and central banks to counter the economic disruption are unsuccessful, the adverse impact on the global economy will deepen, and our business, results of operations and financial condition will continue to be adversely affected.

Investment results. Our investment portfolio (and, specifically, the valuations of investment assets we hold) has been, and may continue to be, adversely affected as a result of market developments from the COVID-19 pandemic and uncertainty regarding its outcome. Moreover, changes in interest rates, reduced liquidity in the financial markets or a continued slowdown in the U.S. or in global economic conditions may also adversely affect the values and cash flows of these assets. Our corporate fixed income portfolio may be adversely impacted by delayed principal or interest payments, ratings downgrades, increased bankruptcies and credit spread widening in distressed industries and individual companies. Our investments in mortgage loans and mortgage-backed securities could be negatively affected by delays or failures of borrowers to make payments of principal and interest when due or delays or moratoriums on foreclosures or enforcement actions with respect to delinquent or defaulted mortgages. Further, a continued low interest rate environment, including as a result of market developments from the COVID-19 pandemic and the central banks’ response thereto, would put downward pressure on the average yield earned on our investments, negatively impacting our investment income and results of operations in the future. Market dislocations, decreases in observable market activity or unavailability of information, in each case, arising from the pandemic, may restrict our access to key inputs used to derive certain estimates and assumptions made in connection with financial reporting or otherwise, including estimates and changes in long term macro-economic assumptions relating to accounting for current expected credit losses, more commonly referred to as “CECL.”

Capital, liquidity and collateral. The severe impact on global economic conditions caused by the COVID-19 pandemic and the response thereto could negatively impact our financial condition, including possible constraints on our capital and liquidity, as well as a higher cost of capital and possible changes or downgrades to our credit ratings. The current disruptions, uncertainty and volatility in the capital and credit markets may limit our access to capital required to operate our business, most significantly our reinsurance operations. The availability of collateral and the related cost of such collateral affects the type and volume of business we reinsure and could increase our costs. We maintain credit and letter of credit facilities with various financial institutions as a potential source of additional collateral and liquidity. Our failure to comply with the covenants and other requirements contained in these facilities, or the failure of the lenders to meet their commitments to provide funds or issue letters of credit, in each case as a result of the COVID-19 pandemic and the related economic and financial market disruption or otherwise, would impact our ability to access these facilities when needed, adversely affecting our liquidity, financial condition and results of operations.

Insurance risks, including mortality and morbidity claims. At this time, the Company cannot predict the ultimate number of claims and financial impact resulting from the COVID-19 pandemic and the response thereto. Actual claims and financial impact from these events could vary materially from current estimates due to several factors, including the inherent uncertainties in making such determinations and the evolving nature of the pandemic. Mortality or morbidity experience that is less favorable than the assumptions used in pricing our reinsurance agreements, as a result of the COVID-19 pandemic or otherwise, could negatively impact our financial condition and results of operations. In addition, increased economic uncertainty and increased unemployment resulting from the economic impacts of the pandemic may result in policyholders seeking sources of liquidity and withdrawing at rates greater than previously expected. If policyholder lapse and surrender rates significantly exceed expectations, it could have a material adverse effect on our business, results of operations and financial condition.

Possible ratings downgrade. A downgrade in our ratings or in the ratings of our reinsurance subsidiaries, whether caused by company-specific factors or factors related to the COVID19 pandemic, general economic conditions and/or the insurance industry as a whole, could adversely affect us. A downgrade in the rating of RGA or any of our rated subsidiaries could increase our cost of capital and adversely affect our ability to raise capital to facilitate operations and growth. Upon certain downgrade events, some of our reinsurance contracts would either permit our client ceding insurers to terminate such reinsurance contracts or require us to post collateral to secure our obligations under these reinsurance contracts, either of which could negatively impact our ability to conduct business and our results of operations. Any downgrade in the ratings of our reinsurance subsidiaries could also adversely affect their ability to sell products, retain existing business and compete for attractive acquisition opportunities. We cannot assure you that actions taken by ratings agencies, including as a result of the COVID-19 pandemic, the response thereto and the significant economic and financial turmoil caused thereby, would not result in a material adverse effect on our business, results of operations and financial condition.

Adverse legislative or regulatory action. Government actions, both in the U.S. and internationally, to address and contain the impact of the COVID-19 pandemic may adversely affect us. Such actions could result in additional regulation or restrictions affecting the conduct of our business in the future. For example, our clients may be subject to legislative and regulatory action that impacts their ability to collect premiums or cancel policies, which may affect our clients’ performance under reinsurance agreements with us. It is also possible that changes in economic conditions and steps taken by federal, state and local governments in response to COVID-19 could require an increase in taxes at the federal, state and local levels, which would adversely impact our results of operations.

Operations. The Company is taking precautions to protect the safety and well-being of our employees, service providers and clients. However, no assurance can be given that the steps being taken will be adequate or appropriate. Our operations could be disrupted if key members of our senior management or a significant percentage of our workforce, or the workforce of our service providers or clients, are unable to continue to work because of illness, government directives or otherwise. Having shifted to remote work arrangements, we may experience reductions in our operating effectiveness and face increased operational risk, including but not limited to cybersecurity attacks or data security incidents. In addition, we rely on the performance of others, including our insurance company clients, retrocessionaires and service providers, and their failure to perform in a satisfactory manner as a result of the COVID-19 pandemic and the response thereto could negatively affect our operations.

Premiums and other income. We expect the impact of COVID-19 on general economic activity to negatively impact our premiums, fee income and market-related revenues. The pandemic and government directives around the world responding thereto may also negatively impact our ability to generate new business premiums and delay our planned entry into, or expansion of, investments in new and emerging markets. We began to experience these impacts at the end of the first quarter of 2020 and expect them to persist and be more significant during the remainder of 2020 and beyond, but the degree of the impacts will depend on the extent and duration of the economic contraction.

As a result of the above risks, the COVID-19 pandemic and the response thereto could materially and adversely impact our business, results of operation and financial condition. While the COVID-19 pandemic negatively impacted our results of operations in the first quarter of 2020, the extent to which it, and the related global economic crisis, affect our businesses, results of operations and financial condition, and capital and liquidity over time, will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and any recovery period, future actions taken by governmental authorities, central banks and other third parties in response to the pandemic, and the effects on our clients, counterparties, employees and third-party service providers. Moreover, the effects of the COVID-19 pandemic and the response thereto will heighten the other risks described in the section entitled “Risk Factors” in the Company’s 2019 Annual Report and any subsequent Quarterly Report on Form 10-Q or Current Report on Form 8-K.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes RGA’s repurchase activity of its common stock during the quarter ended March 31, 2020:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program
January 1, 2020 - January 31, 2020	116,440	$146.31	100,732	$305,490,872
February 1, 2020 - February 29, 2020	738,685	$146.47	736,808	$197,573,099
March 1, 2020 - March 31, 2020	245,288	$125.29	236,873	$167,573,148

(1)
RGA repurchased 100,732, 736,808 and 236,873 of common stock under its share repurchase program for $15 million, $108 million and $30 million during January, February and March 2020, respectively. The Company net settled - issuing 42,282, 5,805 and 18,803 shares from treasury and repurchasing from recipients 15,708, 1,877 and 8,415 shares in January, February and March 2020, respectively, in settlement of income tax withholding requirements incurred by the recipients of equity incentive awards.

On January 24, 2019, RGA’s board of directors authorized a share repurchase program, with no expiration date, for up to $400 million of RGA’s outstanding common stock.
ITEM 6.  Exhibits
See index to exhibits.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1
Amended and Restated Articles of Incorporation, as amended by Amendment of Articles of Incorporation, effective as of May 23, 2018, incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q for the period ended June 30, 2018, filed on August 3, 2018 (File No. 1-11848)

3.2	Amended and Restated Bylaws, effective as of May 23, 2018, incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on May 24, 2018 (File No. 1-11848)

10.1	Reinsurance Group of America, Incorporated Annual Bonus Plan, effective February 20, 2020*

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).

* Represents a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Reinsurance Group of America, Incorporated
Date: May 7, 2020	By:	/s/ Anna Manning
Anna Manning
President & Chief Executive Officer
(Principal Executive Officer)
Date: May 7, 2020	By:	/s/ Todd C. Larson
Todd C. Larson
Senior Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)